Form 10-Q
period 1996-03-31
TAUBMAN CENTERS INC
filed 1996-05-07
CIK 890319

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the Quarter Ended: March 31, 1996
                           Commission File No. 1-11530


                              Taubman Centers, Inc.
             (Exact name of registrant as specified in its charter)


      Michigan                                             38-2033632
- - ------------------------------------------      --------------------------
      (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                  Identification No.)

      200 East Long Lake Road, Bloomfield Hills, Michigan         48304
- - --------------------------------------------------------------------------------
      (Address of principal executive offices)                    (Zip Code)

                                 (810) 258-6800
- - --------------------------------------------------------------------------------
      (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X   .       No        .
            ------          --------


     As of May 6, 1996, there were outstanding 44,098,113 shares of the Company's common stock, par value $0.01 per share.

                          PART 1. FINANCIAL INFORMATION


Item 1. Financial Statements.

     The following financial statements of Taubman Centers, Inc. (the Company) are provided pursuant to the requirements of this item. The financial statements of The Taubman Realty Group Limited Partnership (TRG) are also provided.



                          INDEX TO FINANCIAL STATEMENTS

TAUBMAN CENTERS, INC.

Balance Sheet as of December 31, 1995 and March 31, 1996....................  2
Statement of Operations for the three months ended March 31,
 1995 and 1996..............................................................  3
Statement of Cash Flows for the three months ended March 31,
 1995 and 1996..............................................................  4
Notes to Financial Statements...............................................  5



THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP

Consolidated Balance Sheet as of December 31, 1995 and March 31, 1996.........9
Consolidated Statement of Operations for the three months ended
   March 31, 1995 and 1996...................................................10
Consolidated Statement of Cash Flows for the three months ended
   March 31, 1995 and 1996...................................................11
Notes to Consolidated Financial Statements...................................12

                              TAUBMAN CENTERS, INC.

                                  BALANCE SHEET
                        (in thousands, except share data)


                                                  December 31          March 31
                                                  -----------          --------
                                                     1995                1996
                                                     ----                ----


Assets:
  Investment in TRG (Note 2)                       $307,190            $302,406
  Cash and cash equivalents                           7,886               7,916
  Other assets                                                               30
                                                   --------            --------
                                                   $315,076            $310,352
                                                   ========            ========

Liabilities:
  Accounts payable and accrued
  liabilities                                      $    348            $    437
  Dividends payable                                   9,710               9,702
                                                   --------            --------
                                                   $ 10,058            $ 10,139
Commitments and Contingencies (Note 4)

Shareowners' Equity (Note 3)
  Common Stock                                     $    441            $    441
  $0.01 par value, 250,000,000 shares
  authorized, 44,134,913 and 44,098,113
  issued and outstanding at December 31,
  1995 and March 31, 1996
  Additional paid-in capital                        386,680             386,333
  Dividends in excess of net income                 (82,103)            (86,561)
                                                   --------            --------
                                                   $305,018            $300,213
                                                   --------            --------
                                                   $315,076            $310,352
                                                   ========            ========


                       See notes to financial statements.

                              TAUBMAN CENTERS, INC.

                             STATEMENT OF OPERATIONS
                        (in thousands, except share data)






                                                  Three Months Ended March 31
                                                  ---------------------------
                                                     1995                1996
                                                     ----                ----


Income:
  Equity in TRG's income (Note 2)                  $4,589               $5,414
  Interest and other                                  107                   68
                                                   ------               ------
                                                   $4,696               $5,482
                                                   ------               ------

Operating Expenses:
  General and administrative                       $  181               $  175
  Management fee                                       63                   63
                                                   ------               ------
                                                   $  244               $  238
                                                   ------               ------

Net Income                                         $4,452               $5,244
                                                   ======               ======

Net Income per common share                        $  .10               $  .12
                                                   ======               ======

Cash dividends declared per common
  share                                            $  .22               $  .22
                                                   ======               ======

Weighted average number of common
  shares outstanding                           44,464,074           44,111,232
                                               ==========           ==========


                       See notes to financial statements.

                              TAUBMAN CENTERS, INC.

                             STATEMENT OF CASH FLOWS
                                 (in thousands)




                                                   Three Months Ended March 31
                                                   ---------------------------
                                                     1995              1996
                                                     ----              ----


Cash Flows From Operating Activities:
   Net Income                                       $  4,452           $ 5,244
   Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Increase in other assets                              (94)              (30)
   Increase in accounts payable and
       other liabilities                                 465                89
                                                    --------           -------
Net Cash Provided By Operating Activities           $  4,823           $ 5,303
                                                    --------           -------

Cash Flows Provided by Investing
  Activities - Distributions from TRG
  in excess of net income                           $  5,610           $ 4,784
                                                    --------           -------

Cash Flows From Financing Activities:
   Cash dividends                                   $ (9,810)         $ (9,710)
   Purchases of stock (Note 3)                        (2,302)             (347)
                                                    --------          --------
Net Cash Used in Financing Activities               $(12,112)         $(10,057)
                                                    --------          --------
Net Increase (Decrease) In Cash                     $ (1,679)         $     30

Cash and Cash Equivalents at Beginning
  of Period                                           11,000             7,886
                                                    --------          --------

Cash and Cash Equivalents at End of Period          $  9,321          $  7,916
                                                    ========          ========



                       See notes to financial statements.

                              TAUBMAN CENTERS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                        Three months ended March 31, 1996



Note 1 - Interim Financial Statements

     The unaudited interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. The results for interim periods are not necessarily indicative of the results for a full year.

Note 2 - Investment in TRG

     The Company's investment in TRG at December 31, 1995 and March 31, 1996 consists of a 35.10% managing general partnership interest (representing 22,295 of the 63,521 TRG units of partnership interest outstanding as of December 31, 1995 and March 31, 1996). Net income and distributions are allocable to the general and limited TRG partners in accordance with their percentage ownership.

     The excess of the Company's cost of its investment in TRG over its proportionate share of TRG's accumulated deficiency in assets at December 31, 1995 and March 31, 1996 was $448.6 million and $446.7 million, respectively. The Company's proportionate share of TRG's net income for the three months ended March 31, 1995 and 1996 was $6.8 million and $7.3 million, respectively, reduced by $2.2 million and $1.9 million, respectively, representing adjustments arising from the Company's additional basis in TRG's net assets.

     TRG's summarized balance sheet and results of operations information (in thousands) are presented below, followed by information about TRG's beneficial interest in the operations of its unconsolidated joint ventures. Beneficial interest is calculated based on TRG's ownership interest in each of the joint ventures.

                                                    December 31        March 31
                                                    -----------        --------
                                                       1995              1996
                                                       ----              ----
Assets:
  Properties                                        $  926,207       $  931,979
     Accumulated depreciation and
      amortization                                     200,440          207,185
                                                    ----------       ----------
                                                    $  725,767       $  724,794
  Other assets                                          78,589           81,430
                                                    ----------       ----------
                                                    $  804,356       $  806,224
                                                    ==========       ==========
Liabilities:
  Unsecured notes payable                           $  632,575       $  632,613
  Mortgage notes payable                               160,496          160,487
  Other notes payable                                  162,178          171,720
  Capital lease obligation                              14,418           17,277
  Accounts payable and other
   liabilities                                          82,603           80,533
  Distributions in excess of net
   income of unconsolidated joint
   ventures                                            154,933          154,629
                                                    ----------       ----------
                                                    $1,207,203       $1,217,259
Accumulated deficiency in assets                      (402,847)        (411,035)
                                                    ----------       ----------
                                                    $  804,356       $  806,224
                                                    ==========       ==========

                              TAUBMAN CENTERS, INC.
                   NOTES TO FINANCIAL STATEMENTS-- (Continued)




                                                   Three Months Ended March 31
                                                   ---------------------------
                                                      1995             1996
                                                      ----             ----


Revenues                                            $53,485            $59,732

Operating costs other than interest
 and depreciation and amortization                  $25,031            $26,803
Interest expense                                     15,032             17,102
Depreciation and amortization                         7,990              8,322
                                                    -------            -------
                                                    $48,053            $52,227
                                                    -------            -------
Equity in net income of unconsolidated
  joint ventures                                     14,028             13,363
                                                    -------            -------
Net Income                                          $19,460            $20,868
                                                    =======            =======


                                                   Three Months Ended March 31
                                                   ---------------------------
                                                      1995             1996
                                                      ----             ----
TRG's beneficial interest
 in unconsolidated joint ventures'
 operations:
  Revenues less recoverable and other
    operating expenses                              $24,482            $23,317
  Interest expense                                   (7,129)            (7,172)
  Depreciation and amortization                      (3,325)            (2,782)
                                                    -------            -------
  Net Income                                        $14,028            $13,363
                                                    =======            =======

                              TAUBMAN CENTERS, INC.
                   NOTES TO FINANCIAL STATEMENTS-- (Continued)







Note 3 - Purchases of Common Stock

     The Company's Board of Directors has authorized the purchase of up to 750 thousand shares of the Company's common stock in the open market. The stock may be purchased from time to time as market conditions warrant. In the first three months of 1996, the Company purchased 36.8 thousand shares for approximately $0.3 million. As of March 31, 1996, the Company had purchased a cumulative total of 491.8 thousand shares of its common stock for approximately $4.7 million. Funding for the purchases was provided by excess cash that otherwise would have been invested in cash equivalents.

Note 4 - Commitments and Contingencies

     At the time of the Company's initial public offering (IPO) and acquisition of its interest in TRG, the Company entered into an agreement with A. Alfred Taubman and The General Motors Hourly-Rate Employes Pension Trust and the General Motors Salaried Employes Pension Trust (the GM Trusts), each of whom indirectly owns an interest in TRG, whereby each has the annual right to tender to the Company units of partnership interest in TRG (provided that the aggregate value is at least $50 million) and cause the Company to purchase the tendered interests at a purchase price based on a market valuation of the Company on the trading date immediately preceding the date of the tender (the Cash Tender Agreement). The Company will have the option to pay for these interests from available cash, borrowed funds or from the proceeds of an offering of the Company's common stock. Generally, the Company expects to finance these purchases through the sale of new shares of its stock. The tendering partners will bear the costs of sale. Any proceeds of the offering in excess of the purchase price will be for the sole benefit of the Company. At A. Alfred Taubman's election, his family and Robert C. Larson and his family may participate in tenders. The GM Trusts will be entitled to receive from TRG an amount (not to exceed $10.9 million in the aggregate over the term of the Partnership) equal to 5.5% of the amounts that the Company pays to the GM Trusts under the Cash Tender Agreement.

     Based on a market value at December 31, 1995 and March 31, 1996 of $10.00 and $9.875 per common share, the aggregate value of interests in TRG which may be tendered under the Cash Tender Agreement was approximately $743 million and $733 million, respectively. Purchase of these interests would result in the Company owning an additional 59% interest in TRG.

     The Company has made a continuing, irrevocable offer to all present holders (other than certain excluded holders, including A. Alfred Taubman and the GM Trusts), assignees of all present holders, those future holders of partnership interests in TRG as the Company may, in its sole direction, agree to include in the continuing offer, and all existing and future optionees under TRG's incentive option plan (described below) to exchange shares of common stock for partnership interests in TRG (the Continuing Offer). The number of shares of common stock to be exchanged is based on a market valuation of the Company on the trading date immediately preceding the date of exchange. The offer is subject to certain restrictions relating to the minimum value of interest exchanged and ownership limitations.

                              TAUBMAN CENTERS, INC.
                   NOTES TO FINANCIAL STATEMENTS-- (Continued)




     The GM Trusts and the AT&T Master Pension Trust are able to sell shares of common stock that they acquired in connection with the IPO through a registered offering. Pursuant to a registration rights agreement with the Company, each of the Trusts has the annual right to cause the Company to register and publicly sell their shares of common stock (provided that the shares have an aggregate value of at least $50 million and subject to certain other restrictions). The annual right is deemed to be exercised if they initiate or participate in a sale pursuant to the Cash Tender Agreement, as described above. All expenses of such a registration are to be borne by the Company, other than the underwriting discounts or selling commissions, which will be borne by the exercising party.

     Currently, 4,500 units of partnership interest may be issued under TRG's incentive option plan for employees of The Taubman Company Limited Partnership (the Manager). The Manager, which is approximately 99% beneficially owned by TRG, provides various administrative, management, accounting, shareowner relations, and other services to the Company and TRG. The exercise price of all outstanding options is equal to fair market value on the date of grant. Incentive options generally become exercisable to the extent of one-third of the units on each of the third, fourth and fifth anniversaries of the date of grant. Options expire ten years from the date of grant. Under the Continuing Offer, one unit of partnership interest would be exchangeable for approximately 2,000 shares of the Company's common stock at March 31, 1996. Unchanged from December 31, 1995, there were outstanding options for 4,119 units as of March 31, 1996, with exercise prices ranging from $18 thousand to $27 thousand. As of December 31, 1995 and March 31, 1996, options for 1,195 and 1,232 units, respectively, were exercisable with an exercise price range of $22 thousand to $26 thousand.

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)



                                                  December 31         March 31
                                                  -----------         --------
                                                     1995               1996
                                                     ----               ----

Assets:
   Properties                                    $ 926,207          $  931,979
      Accumulated depreciation and
       amortization                                200,440             207,185
                                                 ---------          ----------
                                                 $ 725,767          $  724,794

   Cash and cash equivalents                        16,836              18,393
   Accounts and notes receivable,
    less allowance for doubtful
    accounts of $381 and $285
      in 1995 and 1996                              14,192              14,674
   Accounts receivable from related
    parties                                          5,234               6,100
   Deferred charges and other assets                42,327              42,263
                                                ----------          ----------
                                                $  804,356          $  806,224
                                                ==========          ==========

Liabilities:
   Unsecured notes payable                      $  632,575          $  632,613
   Mortgage notes payable                          160,496             160,487
   Other notes payable                             162,178             171,720
   Capital lease obligation                         14,418              17,277
   Accounts payable and other
    liabilities                                     82,603              80,533
   Distributions in excess of net
    income of unconsolidated Joint
    Ventures (Note 2)                              154,933             154,629
                                                ----------          ----------
                                                $1,207,203          $1,217,259

Commitments and Contingencies
  (Note 4)

Accumulated deficiency in assets                  (402,847)           (411,035)
                                                ----------          ----------
                                                $  804,356          $  806,224
                                                ==========          ==========
Allocation of accumulated deficiency
  in assets:
   General Partners                            $ (322,346)          $ (328,897)
   Limited Partners                               (80,501)             (82,138)
                                               ----------           ----------
                                               $ (402,847)          $ (411,035)
                                               ==========           ==========



                       See notes to financial statements.

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENT OF OPERATIONS
                        (in thousands, except units data)




                                                   Three Months Ended March 31
                                                   ---------------------------
                                                     1995                1996
                                                     ----                ----

Revenues:
   Minimum rents                                   $31,396              $34,763
   Percentage rents                                  1,166                1,027
   Expense recoveries                               17,301               19,607
   Other                                             2,318                2,534
   Revenue from management, leasing
     and development services                        1,304                1,801
                                                   -------              -------
                                                   $53,485              $59,732
                                                   -------              -------

Operating Costs:
   Recoverable expenses                            $14,202              $15,586
   Other operating                                   5,026                5,219
   Management, leasing and development
      services                                         781                1,245
   General and administrative                        5,022                4,753
   Interest expense                                 15,032               17,102
   Depreciation and amortization                     7,990                8,322
                                                   -------              -------
                                                   $48,053              $52,227
                                                   -------              -------

Income before equity in net income of
   unconsolidated Joint Ventures                   $ 5,432              $ 7,505
Equity in net income of unconsolidated
   Joint Ventures (Note 2)                          14,028               13,363
                                                   -------              -------
Net Income                                         $19,460              $20,868
                                                   =======              =======

Allocation of Net Income:
   General Partners                                $15,571              $16,698
   Limited Partners                                  3,889                4,170
                                                   -------              -------
                                                   $19,460              $20,868
                                                   =======              =======

Net Income per Unit of Partnership
   Interest                                        $   306              $   329
                                                   =======              =======

Weighted Average Number of Units of
   Partnership Interest Outstanding                 63,521               63,521
                                                   =======              =======

                       See notes to financial statements.

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                   Three Months Ended March 31
                                                   ---------------------------
                                                     1995              1996
                                                     ----              ----

Cash Flows From Operating Activities:
   Net Income                                      $ 19,460            $ 20,868
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation and amortization                   7,990               8,322
      Net Income in excess of distributions
        from unconsolidated Joint Ventures           (2,475)
      Provision for losses on accounts
        receivable                                      265                 387
      Amortization of deferred financing
        costs                                           563                 565
      Other                                             462                 248

   Decrease in cash attributable to
      changes in assets and liabilities:
   Receivables, deferred charges and
    other assets                                     (6,543)             (3,648)
   Accounts payable and other liabilities              (851)             (1,816)
                                                    -------             -------
Net Cash Provided By Operating Activities           $18,871             $24,926
                                                    -------             -------

Cash Flows From Investing Activities:
   Additions to properties                         $ (9,908)           $ (4,292)
   Distributions from unconsolidated Joint
    Ventures in excess of net income                                      1,107
   Contributions to unconsolidated Joint
    Venture (Note 2)                                                       (661)
                                                   --------            --------
Net Cash Used In Investing Activities              $ (9,908)           $ (3,846)
                                                   --------            --------

Cash Flows From Financing Activities:
   Debt proceeds                                   $ 16,901            $  9,542
   Debt payments                                        (72)                 (9)
   Cash distributions                               (29,056)            (29,056)
                                                   --------            --------
Net Cash Used In Financing Activities              $(12,227)           $(19,523)
                                                   --------            --------
Net Increase (Decrease) In Cash                    $ (3,264)           $  1,557

Cash and Cash Equivalents at Beginning
 of Period                                           10,709              16,836
                                                   --------            --------

Cash and Cash Equivalents at End
 of Period                                         $  7,445            $ 18,393
                                                   ========            ========



Interest on mortgage notes and other loans paid during the three months ended March 31, 1995 and 1996, net of amounts capitalized of $2,265 and $1,212, was $6,351 and $6,401, respectively.

                       See notes to financial statements.

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        Three months ended March 31,1996


Note 1 - Interim Financial Statements

     The Taubman Realty Group Limited Partnership (TRG) engages in the ownership, operation, management, leasing, acquisition, development, redevelopment, expansion, financing and refinancing of regional retail shopping centers (Taubman Shopping Centers) and interests therein. Taubman Centers, Inc.
(TCI) is the managing general partner of TRG. GMPTS Limited Partnership, TG Partners Limited Partnership and Taub- Co Management, Inc. are also general partners.

     The unaudited interim financial statements should be read in conjunction with the audited financial statements and related notes included in TRG's Annual Report on Form 10-K for the year ended December 31, 1995. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. The results for interim periods are not necessarily indicative of the results for a full year.

Note 2 - Investments in Joint Ventures

     Certain Taubman Shopping Centers are partially owned through joint ventures (Joint Ventures). TRG is also the managing general partner of these Joint Ventures. TRG's interest in each Joint Venture is as follows:

                                                                   TRG's %
                                                                  Ownership
                                                                     as of
Joint Venture                        Taubman Shopping Center     March 31, 1996
- - -------------------------------------------------------------------------------
Fairfax Associates                   Fair Oaks                         50%
Fairlane Town Center                 Fairlane Town Center              25
Lakeside Mall Limited
  Partnership                        Lakeside                          50
Rich-Taubman Associates              Stamford Town Center              50
Taubman-Cherry Creek
  Limited Partnership                Cherry Creek                      50
Taubman MacArthur Associates         MacArthur Center
  Limited Partnership                (under construction)              70
Twelve Oaks Mall Limited
  Partnership                        Twelve Oaks Mall                  50
West Farms Associates                Westfarms                         79
Woodfield Associates                 Woodfield                         50
Woodland                             Woodland                          50


     Taubman MacArthur Associates Limited Partnership, a joint venture in which TRG has a 70% interest, is developing MacArthur Center in Norfolk, Virginia. The Center is expected to open in 1998.

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     TRG reduces its investment in Joint Ventures to eliminate intercompany profits on sales of services that are capitalized by the Joint Ventures. As a result, the carrying value of TRG's investment in Joint Ventures is less than TRG's share of the deficiency in assets reported in the combined balance sheet of the unconsolidated Joint Ventures by $4.8 million and $5.9 million at December 31, 1995 and at March 31, 1996, respectively. These differences are amortized over the useful lives of the related assets.

     Combined balance sheet and results of operations information are presented below (in thousands) for all Joint Ventures, followed by TRG's beneficial interest in the combined information. Beneficial interest is calculated based on TRG's ownership interest in each of the Joint Ventures.


                                                December 31            March 31
                                                -----------            --------
                                                    1995                 1996
                                                    ----                 ----

Assets:
  Properties, net                               $ 373,803            $ 380,962
  Other assets                                    109,668               93,432
                                                ---------            ---------
                                                $ 483,471            $ 474,394
                                                =========            =========

Liabilities and partners' accumulated
 deficiency in assets:
  Debt                                          $ 741,121            $ 740,366
  Other liabilities                                50,227               41,335
  TRG accumulated deficiency in assets           (150,117)            (148,767)
  Joint Venture Partners' accumulated
   deficiency in assets                          (157,760)            (158,540)
                                                ---------            ---------
                                                $ 483,471            $ 474,394
                                                =========            =========

TRG accumulated deficiency in assets
 (above)                                       $(150,117)            $(148,767)
Elimination of intercompany profit                (4,816)               (5,862)
                                               ---------             ---------
Distributions in excess of net income
  of unconsolidated Joint Ventures             $(154,933)            $(154,629)
                                               =========             =========

                                                Three Months Ended March 31
                                                ---------------------------
                                                  1995               1996
                                                  ----               ----

Revenues                                       $  70,189             $  70,032
Recoverable and other operating expenses       $  26,251             $  27,485
Interest expense                                  13,715                13,850
Depreciation and amortization                      6,558                 5,673
                                               ---------             ---------
Total operating costs                          $  46,524             $  47,008
                                               ---------             ---------
Net income                                     $  23,665             $  23,024
                                               =========             =========


Net income attributable to TRG                 $  12,295             $  12,041
Realized intercompany profit                       1,733                 1,322
                                               ---------             ---------
Equity in net income of unconsolidated
  Joint Ventures                               $  14,028             $  13,363
                                               =========             =========

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)




                                                   Three Months Ended March 31
                                                   ---------------------------
                                                     1995              1996
                                                     ----              ----

TRG's beneficial interest
  in unconsolidated Joint Ventures'
   operations:
   Revenues less recoverable and other
    operating expenses                              $24,482            $23,317
   Interest expense                                  (7,129)            (7,172)
   Depreciation and amortization                     (3,325)            (2,782)
                                                    -------            -------
   Net Income                                       $14,028            $13,363
                                                    =======            =======




Note 3 - Beneficial Interest in Debt and Interest Expense

     TRG's beneficial interest in the debt, capitalized interest, and interest expense (net of capitalized interest) of TRG, its consolidated subsidiaries and its unconsolidated Joint Ventures is summarized as follows:

                                                                    TRG's Share         TRG's           TRG's
                                                     Joint           of Joint       Consolidated     Beneficial
                                                   Ventures          Ventures       Subsidiaries      Interest
                                                  --------          --------       ------------      --------
Debt as of:
     December 31, 1995                             $741,121          $390,680       $955,249         $1,345,929
     March 31, 1996                                 740,366           390,352        964,820          1,355,172

Capitalized interest:
     Three months ended March 31, 1995             $  1,073          $    541       $  2,265         $    2,806
     Three months ended March 31, 1996                  871               561          1,212              1,773

Interest expense
     (Net of capitalized interest):
     Three months ended March 31, 1995             $ 13,715          $  7,129       $ 15,032         $   22,161
     Three months ended March 31, 1996               13,850             7,172         17,102             24,274

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


Note 4 - Incentive Option Plan

     TRG has an incentive option plan for employees of the Manager. Currently, 4,500 units of partnership interest may be issued under the plan. The exercise price of all outstanding options is equal to fair market value on the date of grant. Incentive options generally become exercisable to the extent of one-third of the units on each of the third, fourth and fifth anniversaries of the date of grant. Options expire ten years from the date of grant. Unchanged from December 31, 1995, there were outstanding options for 4,119 units as of March 31, 1996, with exercise prices ranging from $18 thousand to $27 thousand. As of December 31, 1995 and March 31, 1996, options for 1,195 and 1,232 units, respectively, were exercisable with an exercise price range of $22 thousand to $26 thousand.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the accompanying Financial Statements of Taubman Centers, Inc. and the Notes thereto and the Consolidated Financial Statements of The Taubman Realty Group Limited Partnership and the Notes thereto.

General Background and Performance Measurement

     The Company, through its interest in and as managing general partner of TRG, participates in TRG's Managed Businesses. TRG's Managed Businesses include:
(i) wholly owned Taubman Shopping Centers, development projects for future regional shopping centers (Development Projects) and The Taubman Company Limited Partnership (the Manager), (collectively, the Consolidated Businesses); and (ii) Taubman Shopping Centers partially owned through joint ventures (Joint Ventures).

     TRG consolidates the wholly owned Taubman Shopping Centers, the Development Projects, and the Manager. The Joint Ventures are accounted for under the equity method in TRG's Consolidated Financial Statements.

     Certain aspects of the performance of the Managed Businesses are best understood by measuring their performance as a whole, without regard to TRG's ownership interest. For example, mall tenant sales and shopping center occupancy trends fit this category and are so analyzed below. In addition, trends in certain items of revenue and expense are often best understood in the same fashion and the discussions following take this approach when appropriate. When relevant, these items are also discussed separately with regard to the Consolidated Businesses and the Joint Ventures.

Seasonality

     The regional shopping center industry is seasonal in nature, with mall tenant sales highest in the fourth quarter due to the Christmas season, and with lesser, though still significant, sales fluctuations associated with the Easter holiday and back-to-school events. While minimum rents and recoveries are generally not subject to seasonal factors, most leases are scheduled to expire in the first quarter, and the majority of new stores open in the second half of the year in anticipation of the Christmas selling season. Accordingly, revenues and occupancy levels are generally highest in the fourth quarter and the difference between ending occupancy and leased space narrows at year end.

     The following table summarizes certain quarterly operating data for TRG's Managed Businesses for 1995 and the first quarter of 1996 (Bellevue Center is included in the data below through October 1995):


                                                 1st       2nd          3rd       4th                    1st
                                               Quarter   Quarter      Quarter   Quarter       Total     Quarter
                                                1995      1995         1995      1995         1995       1996
                                            ----------------------------------------------------------------------
                                                                   (in thousands)
Mall tenant sales                           $541,627    $587,678    $611,606    $998,482    $2,739,393  $591,677
Revenues                                     123,719     124,364     129,187     134,450       511,720   129,764
Occupancy
   Average Occupancy                           87.8%       87.3%       87.7%       89.2%         88.0%     87.8%
   Ending Occupancy                            87.0%       87.5%       87.8%       89.4%         89.4%     87.7%
Leased Space                                   90.0%       90.3%       90.1%       90.6%         90.6%     89.5%

     Because the seasonality of sales contrasts with the generally fixed nature of minimum rents and recoveries, mall tenant occupancy costs (the sum of minimum rents, percentage rents and expense recoveries) relative to sales are considerably higher in the first three quarters than they are in the fourth quarter. The following table summarizes occupancy costs, excluding utilities, for mall tenants as a percentage of sales for 1995 and the first quarter of 1996:

                                                 1st         2nd          3rd         4th                    1st
                                               Quarter     Quarter      Quarter     Quarter      Total     Quarter
                                                1995        1995         1995        1995        1995       1996
                                               ---------------------------------------------------------------------
Minimum rents                                   12.8%       11.8%         11.7%        7.5%       10.4%     12.3%
Percentage rents                                 0.3         0.3           0.3         0.2         0.3       0.3
Expense recoveries                               5.3         5.2           4.9         3.1         4.4       5.6
                                                ----        ----          ----        ----        ----      ----
Mall tenant occupancy costs                     18.4%       17.3%         16.9%       10.8%       15.1%     18.2%
                                                ====        ====          ====        ====        ====      ====


Rental Rates

     As leases have expired in the Taubman Shopping Centers, TRG has generally been able to rent the available space, either to the existing tenant or a new tenant, at rental rates that are higher than those of the expired leases. In a period of increasing sales, rents on new leases will tend to rise as tenants' expectations of future growth become more optimistic. In periods of slower growth or declining sales, rents on new leases will grow more slowly or will decline for the opposite reason. However, Center revenues nevertheless increase as older leases roll over or are terminated early and replaced with new leases negotiated at current rental rates that are usually higher than the average rates for existing leases. The following table contains certain information regarding per square foot base rent at Taubman Shopping Centers that have been owned and open for five years.

                                       Store          Store         Difference
                          All         Closings      Openings          Between
                          Mall         During        During         Opening and
                         Tenants       Period        Period        Closing Rents
                         -------     ----------     ----------     -------------
                         Average       Average       Average          Average
                          Base       Annualized     Annualized       Annualized
Twelve Months Ended       Rent        Base Rent      Base Rent        Base Rent
- - -------------------      -------     ----------     ----------     ------------
March 31, 1995 (1)       $35.21        $30.52         $39.79          $9.27
March 31, 1996 (2)       $36.73        $34.56         $41.33          $6.77

(1)  Includes 17 centers owned and open prior to January 1, 1990.
(2)  Includes 18 centers owned and open prior to January 1, 1991.

     The spread between opening and closing rents narrowed in the twelve months ended March 31, 1996 since rents on stores closing are higher relative to today's market rents, because the stores closing include a higher proportion of stores that have been open during a five to six year period of relatively slow sales growth. TRG expects the difference between opening and closing rents for 1996 will be consistent with the current spread.

Results of Operations

Comparison of the Three Months Ended March 31, 1996 to the Three Months Ended March 31, 1995

Taubman Centers, Inc.

     The Company is the managing general partner of TRG and shares in TRG's financial performance to the extent of its 35.10% ownership percentage. As of March 31, 1996, the Company had 44.1 million shares outstanding, down from 44.3 million at March 31, 1995, as the result of the Company's repurchase of shares.

     Equity in income of TRG consists of the Company's $7.3 million proportionate share of TRG's net income for the three months ended March 31, 1996 and $6.8 million for the same period in 1995. These amounts were reduced by $1.9 million and $2.2 million, respectively, representing adjustments arising from the Company's additional basis in TRG's net assets. Net income for the three months ended March 31, 1996 was $5.2 million, or $0.12 per share, compared to $4.5 million, or $0.10 per share, for the first quarter of 1995.

TRG

Occupancy and Mall Tenant Sales

     Average occupancy rates in the Taubman Shopping Centers were 87.8% in each of the three months ended March 31, 1996 and 1995. Ending occupancy rates for the Taubman Shopping Centers at March 31, 1996 were 87.7% versus 87.0% at the same date in 1995. Leased space at March 31, 1996 was 89.5% compared to 90.0% at the same date in 1995.

     Total sales for Taubman Shopping Center mall tenants in the three months ended March 31, 1996 were $591.7 million, a 9.2% increase from $541.6 million in the first quarter of 1995, or an 11.5% increase over mall tenant sales for the first quarter of 1995, excluding Bellevue Center (Bellevue). Mall tenant sales per square foot increased 10.4% over the first quarter of 1995, or an 8.2% increase from the same period in 1995, excluding Bellevue.

     The following table sets forth operating results for TRG's Managed Businesses for the three months ended March 31, 1995 and 1996, showing the results of the Consolidated Businesses and Joint Ventures:


                                            Three Months Ended March 31,1995                 Three Months Ended March 31,1996
                                      ---------------------------------------------   ---------------------------------------------
                                            TRG                         TOTAL:              TRG                          TOTAL:
                                       CONSOLIDATED      JOINT         MANAGED         CONSOLIDATED       JOINT          MANAGED
                                        BUSINESSES   VENTURES (1)     BUSINESSES        BUSINESSES    VENTURES (1)     BUSINESSES
                                      ---------------------------- ----------------   ---------------------------------------------
                                               (in millions of dollars)                       (in millions of dollars)
REVENUES:
   Minimum rents                             31.4         40.6             72.0              34.8           41.0             75.8
   Percentage rents                           1.2          0.8              2.0               1.0            0.8              1.8
   Expense recoveries                        17.3         24.8             42.1              19.6           26.3             45.9
   Other                                      3.6          4.0              7.6               4.3            1.9              6.2
                                             ----         ----            -----              ----           ----            -----
Total revenues                               53.5         70.2            123.7              59.7           70.0            129.7

OPERATING COSTS:
   Recoverable expenses                      14.2         21.3             35.5              15.6           22.5             38.1
    Other operating                           5.0          3.2              8.2               5.2            3.2              8.4
    Management, leasing and
     development                              0.8                           0.8               1.2                             1.2
    General and administrative                5.0                           5.0               4.8                             4.8
    Interest expense                         15.0         13.8             28.8              17.1           14.0             31.1
    Depreciation and amortization             8.0          6.4             14.4               8.3            5.5             13.8
                                             ----         ----             ----              ----           ----             ----

Total operating costs                        48.0         44.7             92.7              52.2           45.2             97.4
                                             ----         ----             ----              ----           ----             ----
                                              5.5         25.5             31.0               7.5           24.8             32.3
                                                          ====             ====                             ====             ====
Equity in net income of Joint Ventures       14.0                                            13.4
                                             ----                                            ----
NET INCOME                                   19.5                                            20.9
                                             ====                                            ====

SUPPLEMENTAL INFORMATION(2)
   EBITDA contribution                       28.4         24.5             52.9              32.9           23.3             56.2
   TRG's Beneficial Interest Expense        (15.0)        (7.1)           (22.2)            (17.1)          (7.2)           (24.3)
   Non-real estate depreciation              (0.6)                         (0.6)             (0.5)                           (0.5)
                                            -----         ----            -----             -----           ----            -----
   Distributable Cash Flow                   12.8         17.4             30.2              15.4           16.1             31.5
     contribution                           =====         ====            =====             =====           ====            =====

(1)  Amounts are net of intercompany profits.
(2) EBITDA, TRG's Beneficial Interest Expense and Distributable Cash Flow are defined and discussed in Liquidity and Capital Resources - Distributions.
(3)  Amounts in the table may not add due to rounding.

TRG --Consolidated Businesses

     Total revenues for the three months ended March 31, 1996 were $59.7 million, a $6.2 million or 11.6% increase over the comparable period in 1995. Minimum rents increased $3.4 million due to the expansions at Short Hills and Meadowood and the replacement of expiring mall tenant leases with renewal leases or new leases with replacement tenants. The increase in expense recoveries was due to increases in recoverable expenses.

     Total operating costs increased $4.2 million, or 8.8%, to $52.2 million. Recoverable expenses increased $1.4 million due to increases in property taxes and maintenance costs, including those related to the expansion at Short Hills. General and administrative expense decreased by $0.2 million, primarily due to a $0.8 million charge in the first quarter of 1995 for severance and termination benefits, offset by 1996 increases in occupancy and other costs. Interest expense increased $2.1 million due to an increase in debt levels, including debt used to finance capital expenditures, and decreased capitalized interest, partially offset by decreases in interest rates.

Joint Ventures

     Total revenues for the three months ended March 31, 1996 were $70.0 million, a $0.2 million, or 0.3%, decrease from the comparable period of 1995, of which a $3.2 million decrease was caused by the November 1995 disposition of Bellevue largely offset by increases at other Centers. The increase in minimum rents was caused by the expansion at Woodfield and the replacement of expiring mall tenant leases with renewal leases or new leases with replacement tenants, offset by the decrease due to Bellevue. The increase in expense recoveries is due to the increase in recoverable expenses. Other income decreased by $2.1 million primarily because of a gain on the sale of peripheral land in the first quarter of 1995, and decreases in lease cancellation and interest income in 1996.

     Total operating costs increased by $0.5 million, or 1.1%, to $45.2 million for the three months ended March 31, 1996, representing a $3.5 million decrease due to Bellevue, offset by increases at other Centers. Recoverable expenses increased $1.2 million primarily due to increases in property taxes and maintenance costs, including those related to the expansion at Woodfield, offset by the decrease due to Bellevue. Interest expense increased $0.2 million primarily due to an increase in debt used to finance capital expenditures, increased interest rates, and decreased capitalized interest, offset by a decrease in debt due to the disposition of Bellevue. Operating costs as presented in the preceding table differ from the amounts shown in the combined, summarized financial statements (Note 2 to TRG's financial statements) of the Unconsolidated Joint Ventures by the amount of intercompany profit.

     As a result of the foregoing, net income of the Joint Ventures decreased by $0.7 million, or 2.7%, to $24.8 million. TRG's equity in net income of the Joint Ventures was $13.4 million, a 4.3% decrease from the comparable period in 1995.

Net Income

     As a result of the foregoing, net income for the first quarter of 1996 was $20.9 million, a 7.2% increase from the comparable period in 1995.

Liquidity and Capital Resources

Taubman Centers, Inc.

     During the first three months of 1996 and 1995, the Company received distributions of $10.2 million from TRG. Dividends declared totalled $0.22 per common share in both of the first quarters of 1996 and 1995. On March 13, 1996, the Company declared a quarterly dividend of $0.22 per common share payable April 19, 1996 to shareholders of record March 29, 1996.

     The Company pays regular quarterly dividends to its shareowners. The Company's ability to pay dividends is affected by several factors, most importantly, the receipt of distributions from TRG (see Distributions below). Dividends by the Company are at the discretion of the Board of Directors and depend on the cash available to the Company, its financial condition, capital and other requirements, and such other factors as the Board of Directors deems relevant.

     As of March 31, 1996, the Company had a cash balance of $7.9 million, the source of which was primarily TRG's distributions, and had incurred no indebtedness.

     The Company's Board of Directors has authorized the purchase of up to 750 thousand shares of the Company's common stock in the open market. The stock may be purchased from time to time as market conditions warrant. In the first quarter of 1996, the Company purchased 36.8 thousand shares for approximately $0.3 million. As of March 31, 1996, the Company had purchased a cumulative total of 491.8 thousand shares of its common stock for approximately $4.7 million. Funding for the purchases was provided by excess cash that otherwise would have been invested in cash equivalents.

TRG

     As of March 31, 1996, TRG had a cash balance of $18.4 million. TRG has available for general partnership purposes an unsecured revolving credit facility of $200 million, which expires in May 1998. Borrowings under this facility at March 31, 1996 were $76.5 million. TRG also has available a secured commercial paper facility, supported by a line of credit facility, of up to $75 million, all of which had been issued at March 31, 1996. Commercial paper is generally sold with a 30 day maturity. The underlying credit facility is renewable quarterly for a twelve month period. TRG also has available an unsecured bank line of credit of up to $30 million with borrowings of $20.4 million at March 31, 1996. This line expires in August 1996.

     Proceeds from short-term borrowings provided $9.5 million of funding for the first quarter of 1996 compared to $16.9 million in 1995. Scheduled principal payments on installment notes were $72 thousand and $9 thousand in 1995 and 1996, respectively.

     At March 31, 1996, TRG's debt (excluding TRG's capital lease obligation) and its beneficial interest in the debt of its Joint Ventures totalled $1,355.2 million. As shown in the following table, there was no unhedged floating rate debt at March 31, 1996. Interest rates shown do not include amortization of debt issuance costs and interest rate hedging costs. These items are reported as interest expense in TRG's results of operations. In the aggregate, these costs accounted for 0.32% of the effective rate of interest on TRG's beneficial interest in debt at March 31, 1996.

                                                                       Beneficial Interest in Debt
                                                    -------------------------------------------------------------
                                                       Amount     Interest      LIBOR     Frequency      LIBOR
                                                    (in millions   Rate at       Cap       of Rate        at
                                                      of dollars)  3/31/96      Rate       Resets       3/31/96
                                                    ------------- --------     -----      ----------    -------

Total beneficial interest in fixed rate debt          1,053.1<F1>   7.52%<F2>
Floating rate debt swapped to fixed for period
  less than maturity -
     To August 1, 1996                                   65.0<F3>   6.52
Floating rate debt hedged
  via interest rate caps:
    Through December 1996                                25.0<F4>   5.83        7.50%      Monthly         5.47%
    Through January 1997                                172.8       6.21<F2>    6.00       Monthly         5.47
    Through October 1998                                 39.3       6.10        6.00       Three Months    5.47
                                                      -------
Total beneficial interest in debt                     1,355.2
                                                      =======

<F1> Includes TRG's $100 million floating rate notes due in 1997, which were swapped to a fixed rate of 6.15% until maturity.
<F2> Denotes weighted average interest rate.
<F3> This debt is additionally hedged via an interest rate cap for the period
     August 1996 to August 1998 at a one month LIBOR cap rate of 8.5%.
<F4> This debt is additionally hedged via an interest rate cap for the period
     December 1996 to October 2001 at a one month LIBOR cap rate of 8.55%.

Distributions

     A principal factor considered by TRG in deciding upon distributions to partners is an amount, which TRG defines as Distributable Cash Flow, equal to EBITDA less TRG's Beneficial Interest Expense and non-real estate depreciation and amortization. This measure of performance is influenced not only by operations but also by capital structure. EBITDA is defined as TRG's beneficial interest in revenues, less operating costs before interest, depreciation and amortization, meaning TRG's pro rata share of this result for each of the Managed Businesses, after recording appropriate intercompany eliminations. TRG's Beneficial Interest Expense is defined as 100% of the interest expense of TRG's Consolidated Businesses and TRG's pro rata share of the interest expense on the debt of the Joint Ventures. Funds from Operations is calculated by adding the Company's beneficial interest in TRG's Distributable Cash Flow to the Company's other income, less the Company's operating expenses. EBITDA, Distributable Cash Flow and Funds from Operations do not represent cash flows from operations, as defined by generally accepted accounting principles, and should not be considered to be an alternative to net income as an indicator of operating performance or to cash flows from operations as a measure of liquidity. However, the National Association of Real Estate Investment Trusts (NAREIT) suggests that Funds from Operations is a useful supplemental measure of operating performance for REITs.

     The following table summarizes TRG's Distributable Cash Flow and the Company's Funds from Operations for the three months ended March 31, 1995 and 1996:


                                               Three months ended                         Three months ended
                                                 March 31, 1995                             March 31,1996
                                     --------------------------------------     --------------------------------------
                                          TRG                                       TRG
                                      Consolidated    Joint                     Consolidated    Joint
                                       Businesses  Ventures(1)    Total          Businesses  Ventures(1)     Total
                                     --------------------------------------     --------------------------------------
                                                                 (in millions of dollars)
TRG's Net Income (2)                                               19.5                                       20.9
Depreciation and Amortization (3)                                  11.3                                       11.1
TRG's Beneficial Interest Expense (4)                              22.2                                       24.3
                                                                  -----                                      -----
EBITDA                                     28.4       24.5         52.9             32.9          23.3        56.2
TRG's Beneficial Interest Expense (4)     (15.0)      (7.1)       (22.2)           (17.1)         (7.2)      (24.3)
Non-Real Estate Depreciation               (0.6)                   (0.6)            (0.5)                     (0.5)
                                          -----       ----        -----            -----          ----       -----
Distributable Cash Flow                    12.8       17.4         30.2             15.4          16.1        31.5
                                          =====       ====        =====            =====          ====       =====

TCI's share of Distributable Cash
  Flow                                                             10.6                                       11.1
Other income/expense, net                                          (0.1)                                      (0.2)
                                                                   ----                                       ----
Funds from Operations                                              10.5                                       10.9
                                                                   ====                                       ====

(1) Amounts represent TRG's beneficial interest in the operations of its Joint Ventures.
(2) Net income for the first quarter of 1995 includes TRG's share of a gain on a peripheral land sale of $0.8 million. There were no land sales in the first quarter of 1996.
(3) Amounts represent TRG's and TRG's beneficial interest in the Joint Ventures' depreciation and amortization. Includes $0.7 million and $0.9 million of amortization of mall tenant allowances in the first quarter of 1995 and 1996, respectively.
(4) Amounts represent TRG's and TRG's beneficial interest in the Joint Ventures' interest expense.
(5)  Amounts may not add due to rounding.

     In March 1995, NAREIT issued a clarification of the definition of Funds from Operations. Beginning in 1996, the Company modified its calculation of Funds from Operations and TRG's calculation of Distributable Cash Flow to be consistent with NAREIT's clarified definition. As a result, TRG adjusted the depreciation and amortization amount added back to net income to include only depreciation and amortization of assets uniquely significant to the real estate industry. Distributable Cash Flow and Funds from Operations for the first quarter of 1995 have been restated in the table above to reflect the clarified definition. The following table presents a restatement of TRG's Distributable Cash Flow and the Company's Funds from Operations for the year and each quarter of 1995.

                                                              Three Months Ended                        Year Ended
                                       -------------------------------------------------------------    ----------
                                       3/31/95          6/30/95          9/30/95            12/31/95      12/31/95
                                       -------          -------          -------            --------    ----------
                                                                          (in millions of dollars)
Distributable Cash Flow as reported      30.8             28.2            29.2               31.6          119.9
Non-real estate depreciation             (0.6)            (0.5)           (0.5)              (0.5)          (2.0)
                                         ----             ----            ----               ----          -----
Distributable Cash Flow as restated      30.2             27.7            28.7               31.2          117.8
                                         ====             ====            ====               ====          =====


Funds from Operations as reported        10.7              9.7            10.1               11.0           41.5

Funds from Operations as restated        10.5              9.6             9.9               10.8           40.8

(1) Amounts may not add due to rounding.

     During the first quarter of 1996, EBITDA and Distributable Cash Flow were $56.2 million and $31.5 million, compared to $52.9 million and $30.2 million for the same period in 1995, as restated. TRG distributed $29.1 million to its partners in both of the first quarters of 1996 and 1995. The Company's Funds from Operations for 1996 was $10.9 million, compared to $10.5 million, as restated, for the same period in 1995.

     The Partnership Committee of TRG makes an annual determination of appropriate distributions for each year. The determination is based on anticipated Distributable Cash Flow, as well as financing considerations and such other factors as the Partnership Committee considers appropriate. Further, the Partnership Committee has decided, for the immediate future, that the growth in distributions will be less than the growth in Distributable Cash Flow. Except under unusual circumstances, TRG's practice is to distribute equal monthly installments of that amount throughout the year.

     Due  to   seasonality   and  the  fact  that  cash  available  to  TRG  for
distributions may be more or less than net cash provided from operating activities plus distributions from Joint Ventures during the year, TRG may borrow from unused credit facilities (described in Liquidity and Capital Resources -- TRG above) to enable it to distribute the amount decided upon by the TRG Partnership Committee.

     Distributions by each Joint Venture may be made only in accordance with the terms of its partnership agreement. TRG acts as the managing partner in each case and, in general, has the right to determine the amount of cash available for distribution from the Joint Venture. In general, the provisions of these agreements require the distribution of all available cash (as defined in each partnership agreement), but most do not allow borrowing to finance distributions without approval of the Joint Venture Partner.

     As a result, distribution policies of many Joint Ventures will not parallel those of TRG. While TRG may not, therefore, receive as much in distributions from each Joint Venture as it intends to distribute with respect to that Joint Venture, the Company does not believe this will impede TRG's intended distribution policy because of TRG's overall access to liquid resources, including borrowing capacity.

     Any inability of TRG or its Joint Ventures to secure financing as required to fund maturing debts, capital expenditures and changes in working capital, including development activities and expansions, may require the utilization of cash to satisfy such obligations, thereby possibly reducing distributions to partners of TRG and funds available to the Company for the payment of dividends.

     In addition, if the GM Trusts exercise their rights under the Cash Tender Agreement (see below), TRG will be required to pay the GM Trusts $10.9 million and may borrow to finance such expenditures.

   Capital Spending

     Capital spending for routine maintenance of the Taubman Shopping Centers is generally recovered from tenants. Assuming no acquisitions, 1996 planned capital spending by the Managed Businesses not recovered from tenants is summarized in the following table:


                                                                     1996
                                              -------------------------------------------------------
                                                                                      TRG's Share
                                              Consolidated       Joint                    of
                                              Businesses      Ventures<F1>          Joint Ventures<F1>
                                              -------------------------------------------------------
                                                            (in millions of dollars)
   Development and expansion                       17.1 <F2>         58.4<F3><F4>            42.7
   Mall tenant allowances                           5.2               3.8                     1.9
   Pre-construction development and
    other                                           8.0               2.0                     1.0
                                                   ----              ----                    ----
   Total                                           30.3              64.2                    45.6
                                                   ====              ====                    ====

<F1>  Costs are net of intercompany profits.
<F2>  Includes costs related to expansion projects at Marley, Meadowood, and
      Stoneridge. Also includes costs related to leasehold improvements at The Mall at Tuttle Crossing; excludes capital lease assets.
<F3>  Excludes TRG's share of costs to develop Arizona Mills, which have not yet been determined.
<F4>  Includes costs related to expansion projects at Westfarms and Cherry
      Creek.  Also includes construction costs on MacArthur Center.

     New Sears stores are expected to open in the fall of 1996 at Marley Station and Stoneridge. An expansion at Westfarms, which is expected to open in the fall of 1997, will add approximately 135,000 square feet of mall GLA and Nordstrom as an anchor. Additionally, an expansion at Cherry Creek is currently in the planning stage. The expansion, which will add 120,000 square feet of mall GLA, is expected to open in the fall of 1998.

     TRG continues to evaluate possible uses of the space vacated when Saks Fifth Avenue moved to the I. Magnin site at Biltmore. In the planning stage is a project to utilize 30,000 square feet of this space for new mall tenants, which is presently expected to open in 1997.

     In 1995, construction began on The Mall at Tuttle Crossing, a 980,000 square foot Center in Northwest Columbus, Ohio, which will be anchored by Marshall Field's, Lazarus, JCPenney and Sears. TRG has entered into an agreement to lease the land and mall buildings from Tuttle Holding Co., which owns the land on which the Center is being built. TRG will make ninety annual minimum lease payments of $4.4 million beginning when the Center opens in the fall of 1997. Substantially all of each payment in the first ten years of operation will be recognized as interest expense. TRG will also pay additional rent based on achieved levels of net operating income, a measure of operating performance before rent payments, as specified in the agreement (NOI); 100% of the portion of NOI which is over $11.6 million but less than or equal to $14.4 million, 30% of the portion of NOI between $14.4 million and $18.3 million, and 50% of the portion of NOI over $18.3 million. TRG estimates this additional rent, which will be recognized as other operating expense, will approximate $2 million to $3 million annually in the three years subsequent to the opening of the Center.

     MacArthur Center, a new Center being developed by TRG in Norfolk, Virginia, is expected to open in the fall of 1998. The Center is expected to total 1.1 million square feet and will initially be anchored by Nordstrom and Dillard's. This Center will be owned by a joint venture in which TRG has a 70% interest.

     TRG is currently finalizing agreements with The Mills Corporation, Simon Property Group and Grossman Company Properties to develop, own and operate Arizona Mills, an enclosed value super-regional mall in Tempe, Arizona. TRG will have a 35% ownership interest in the venture. The 1.2 million square foot value-oriented mall is expected to open in 1997.

     TRG's share of costs for development and expansion projects scheduled to be completed in 1997 and 1998, excluding Arizona Mills, is anticipated to be as much as $97 million in 1997 and $51 million in 1998.

     Woodward & Lothrop Incorporated (W & L), a former affiliate of A. Alfred Taubman, operated one anchor and a Home Store in the mall GLA at Fair Oaks and one anchor at Lakeforest. These stores closed in November 1995. In August 1995, W & L accepted The May Department Stores Company's (May Company) offer to acquire the two anchor store locations, and the bankruptcy court entered an order to that effect. After the May Company completes significant remodelling at its own expense, the two anchor stores will become Lord & Taylor stores. These stores are expected to open in August 1996. The May Company currently operates and has an existing obligation to operate a Lord & Taylor store at Fair Oaks, the future of which is expected to be the subject of negotiations. Although the closing of the Home Store at Fair Oaks will adversely affect occupancy until it is released and reopened, these changes are not expected to have a material effect on the financial results of TRG or the Company.

     In April 1996, Federated Department Stores, Inc. (Federated) closed the Emporium store at Hilltop. TRG is considering alternatives for the vacant anchor space. In addition, Federated has announced that the Broadway store at Beverly Center will be converted to a Bloomingdale's. Negotiations are in progress with Federated which may result in an amount of TRG capital spending at each location which cannot be presently determined.

   Capital Resources

     TRG believes that its net cash provided by operating activities, together with distributions from the Joint Ventures, the unutilized portion of its credit facilities and its ability to generate cash from securities offerings or mortgage financings, assure adequate liquidity to conduct its operations in accordance with its distribution and financing policies.

     The financing of TRG is intended to maintain an investment grade credit rating for TRG and (i) minimize, to the extent practical, secured indebtedness encumbering TRG's wholly owned properties, (ii) mitigate TRG's exposure to increases in floating interest rates, (iii) assure that the amount of debt maturing in any future year will not pose a significant refinancing risk, (iv) provide for additional capital and liquidity resources, and (v) maintain average maturities for TRG's debt obligations of between five and ten years. TRG's intent to continue to minimize secured indebtedness is dependent on actions taken by credit rating agencies and market conditions.

     TRG expects to finance its capital requirements, including development, expansions and working capital, with available cash, borrowings under its lines of credit and cash from future securities offerings or mortgage financings. TRG's acquisition activities are discretionary in nature, and will only be undertaken by TRG after procuring adequate financing on terms that are consistent with TRG's financing policies. TRG's Joint Ventures expect to finance development and expansion spending with secured debt to the extent it is available.

     TRG's loan agreements and indenture contain various restrictive covenants including limitations on the amount of secured and unsecured debt and minimum debt service coverage ratios, the latter being the most restrictive. TRG is in compliance with all of such covenants.

     TRG's borrowings are not and will not be recourse to the Company without its consent.

     Based on current market conditions and applicable law, the Company believes that the provisions in TRG's partnership agreement restricting TRG's ability to enter into transactions giving rise to taxable income to TRG that would be unrelated business taxable income to the GM Trusts or certain of their transferees will not materially and adversely affect the ability of TRG and the Company to finance their operations.

   Cash Tender Agreement

     A. Alfred Taubman and the GM Trusts each have the annual right to tender to the Company Units of Partnership Interest in TRG (provided that the aggregate value is at least $50 million) and cause the Company to purchase the tendered interests at a purchase price based on a market valuation of the Company on the trading date immediately preceding the date of the tender (the Cash Tender Agreement). The Company will have the option to pay for these interests from available cash, borrowed funds, or from the proceeds of an offering of the Company's common stock. Generally, the Company expects to finance these purchases through the sale of new shares of its stock. The tendering partners will bear all market risk if the market price at closing is less than the purchase price. Any proceeds of the offering in excess of the purchase price will be for the sole benefit of the Company. At A. Alfred Taubman's election, his family, and Robert C. Larson and his family may participate in tenders. The GM Trusts will be entitled to receive from TRG an amount (not to exceed $10.9 million in the aggregate over the term of the Partnership) equal to 5.5% of the amounts that the Company pays to the GM Trusts under the Cash Tender Agreement.

     Based on a market value at December 31, 1995 and March 31, 1996 of $10.00 and $9.875 per common share, the aggregate value of interests in TRG that may be tendered under the Cash Tender Agreement was approximately $743 million and $733 million, respectively. Purchase of these interests at March 31, 1996 would have resulted in the Company owning an additional 59% interest in TRG.

     Although certain partners in TRG have pledged, and other partners may pledge, their Units of Partnership Interest, the Company is not aware of any present intention of any partner to sell its interest in TRG.

                                     PART II

                                OTHER INFORMATION

   Item 1.     Legal Proceedings

                      None of the Company, TRG, any of the Joint Ventures, or
               the Manager is presently involved in any material litigation nor, to the Company's knowledge, is any material litigation threatened against the Company or TRG or any of their properties. Except for routine litigation brought by present or former employees of the Manager and routine litigation involving present or former tenants of Taubman Shopping Centers (generally eviction or collection proceedings), substantially all of the litigation is covered by the Joint Ventures' and TRG's liability insurance.

   Item 2.     Changes in Securities

                      None

   Item 3.     Defaults upon Senior Securities

                      None

   Item 4.     Submission of Matters to a Vote of Security Holders

                      None

   Item 5.     Other Information

                      Not Applicable

   Item 6.     Exhibits and Reports on Form 8-K

               a)   Exhibits

                  3(a)    --  Amended and Restated Articles of Incorporation
                              of Taubman Centers, Inc., as amended (incorporated herein by reference to Exhibit 3(a) filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 ("1992 Form 10-K")).

                  3(b)    --  Amended and Restated By-Laws of Taubman Centers,
                              Inc. (incorporated herein by reference to Exhibit
                              3(b) filed with the 1992 Form 10-K).

                  4(a)    --  Amended and Restated Indenture dated as of March
                              4, 1994 between The Taubman Realty Group Limited
                              Partnership and Chemical Bank, as Trustee
                              (incorporated herein by reference to Exhibit 4(a) filed with the Registrant's Annual Report On Form
                              10-K for the year ended December 31, 1993 ("1993
                              Form 10-K")).

                  4(b)    --  Officers' Certificate designating the terms of
                              TRG's 7% Notes due 2003 (incorporated herein by reference to Exhibit 4(d) filed with the 1993 Form
                              10-K).

                  4(c)    --  Officers' Certificate designating the terms of
                              TRG's 8% Notes due 1999 (incorporated herein by reference to Exhibit 4(g) filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (the "1994 Second
                              Quarter Form 10-Q")).

                  4(d)    --  Indenture dated as of July 22, 1994 among Beverly
                              Finance Corp., La Cienega Associates, the
                              Borrower, and Morgan Guaranty Trust Company of New
                              York, as Trustee (incorporated herein by reference to Exhibit 4(h) filed with the 1994 Second Quarter
                              Form 10-Q).

                  4(e)    --  Deed of Trust, with assignment of Rents, Security
                              Agreement and Fixture Filing, dated as of July 22,
                              1994, from La Cienega Associates, Grantor, to
                              Commonwealth Land Title Company, Trustee, for the benefit of Morgan Guaranty Trust Company of New
                              York, as Trustee, Beneficiary (incorporated
                              Herein by reference to Exhibit 4(i) filed with the 1994 Second Quarter Form 10-Q).

                  4(f)    --  Revolving Loan Agreement dated as of April 29,
                              1994, among The Taubman Realty Group Limited
                              Partnership, as Borrower, Union Bank of
                              Switzerland, (New York Branch), as Bank and Union
                              Bank of Switzerland (New York Branch), as
                              Administrative Agent (the "Revolving Loan
                              Agreement") (incorporated herein by reference to
                              Exhibit 4(j) filed with the 1994 Second Quarter
                              Form 10-Q), as amended by an Amendment to the Revolving Loan Agreement dated August 10, 1994
                              (incorporated herein by reference to Exhibit 4(h) filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994
                              (the "1994 Third Quarter Form 10-Q")) and as modified by a Letter Agreement modifying the Revolving Loan Agreement dated June 20, 1995
                              (incorporated herein by reference to Exhibit 4(h) filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (the
                              "1995 Second Quarter Form 10-Q")).

                  4(g)    --  Officers' Certificate designating the terms of
                              TRG's Floating Rate Notes due 1997 (incorporated herein by reference to Exhibit 4(i) filed with the 1994 Third Quarter Form 10-Q).

                  4(h)    --  TRG's Medium-Term Notes due June 15, 2002
                              (incorporated herein by reference to Exhibit 4(j) filed with the 1995 Second Quarter Form 10-Q).

                  10(a)   --  The Amended and Restated Agreement of Limited
                              Partnership of The Taubman Realty Group Limited
                              Partnership (excluding exhibits filed separately)
                              (incorporated herein by reference to Exhibit 10(a) filed with the 1992 Form 10-K).

                  10(b)   --  The Taubman Realty Group Limited Partnership 1992
                              Incentive Option Plan (incorporated herein by reference to Exhibit 10(b) filed with the 1992
                              Form 10-K).

                  10(c)   --  Corporate Services Agreement between Taubman
                              Centers, Inc. and The Taubman Company Limited
                              Partnership (the "Manager") (incorporated herein by reference to Exhibit 10(c) filed with the 1992 Form 10-K).

                  10(d)   --  Continuing Offer by Taubman Centers, Inc. to the
                              Existing Partners of The Taubman Realty Group
                              Limited Partnership and others (incorporated herein by reference to Exhibit 10(d) filed with the 1992 Form 10-K).

                  10(e)   --  Registration Rights Agreement among Taubman
                              Centers, Inc., General Motors Hourly-Rate
                              Employees Pension Trust, General Motors Retirement
                              Program for Salaried Employees Trust, and State
                              Street Bank & Trust Company, as trustee of the
                              AT&T Master Pension Trust (incorporated herein by reference to Exhibit 10(e) filed with the 1992
                              Form 10-K).

                  10(f)   --  Master Services Agreement between The Taubman
                              Realty Group Limited Partnership and the Manager
                              (incorporated herein by reference to Exhibit
                              10(f) filed with the 1992 Form 10-K).

                  10(g)   --  Cash Tender Agreement among Taubman Centers, Inc.,
                              A. Alfred Taubman, acting not individually but as Trustee of The A. Alfred Taubman Restated
                              Revocable Trust, as amended and restated in its entirety by Instrument dated January 10, 1989 (as the same has been and may hereafter be amended from time to time), TRA Partners, and GMPTS
                              Limited Partnership (incorporated herein by reference to Exhibit 10(g) filed with the 1992
                              Form 10-K).

                  10(h)   --  Financial Performance Incentive Plan (incorporated
                              herein by reference to Exhibit 10(h) filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 ("1994 Form
                              10-K")).

                  10(i)   --  Supplemental Retirement Savings Plan (incorporated
                              herein by reference to Exhibit 10(i) filed with the 1994 Form 10-K).

                  10(j)   --  Acquisition and Contribution Agreement dated as of
                              December 21, 1994, among Biltmore Fashion Park
                              Associates, Aetna Life Insurance Company,
                              Grossman Associates, Southwest Associates,
                              Grossman/Southwest Associates Limited Partnership,
                              El Camino Associates, Charles Carlise, The Taubman
                              Realty Group Limited Partnership, and Biltmore
                              Shopping Center Partners (without exhibits and schedules) (incorporated herein by reference to
                              Exhibit 2 to the Registrant's Current Report on
                              Form 8-K dated December 21, 1994).

                  10(k)   --  The Taubman Company Long-Term Performance
                              Compensation Plan (incorporated herein by reference to Exhibit 10(k) filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

                  11      --  Statement Re:  Computation of Per Share Earnings.

                  12      --  Statement Re:  Computation of Ratio of Earnings to
                              Fixed Charges.

                  27      --  Financial Data Schedule.

         b)    Current Reports on Form 8-K.

               None

                                                    SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  TAUBMAN CENTERS, INC.



   Date:     May   7, 1996                    By: /s/ Bernard Winograd
                                                  --------------------------
                                                  Bernard Winograd
                                                  Executive Vice President and
                                                  Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
   No.
- - ------

11       --    Statement re - Computation of Per Share Earnings.

12       --    Statement re - Computation of Ratio of Earnings to Fixed Charges.

27       --    Financial Data Schedule for Taubman Centers, Inc.