Form 10-Q
period 1997-09-30
TAUBMAN CENTERS INC
filed 1997-11-13
CIK 890319

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the Quarter Ended: September 30, 1997
                           Commission File No. 1-11530


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

      As of November 13, 1997 there were outstanding 50,757,681 shares of the Company's common stock, par value $0.01 per share.

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

Balance Sheet as of December 31, 1996 and September 30, 1997...................2
Statement of Operations for the three months ended September 30, 1996 and 1997.3 Statement of Operations for the nine months ended September 30, 1996 and 1997..4 Statement of Cash Flows for the nine months ended September 30, 1996 and 1997..5
Notes to Financial Statements..................................................6



THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
--------------------------------------------

Consolidated Balance Sheet as of December 31, 1996 and September 30, 1997.....10
Consolidated Statement of Operations for the three months ended
  September 30, 1996 and 1997.................................................11
Consolidated Statement of Operations for the nine months ended
  September 30, 1996 and 1997.................................................12
Consolidated Statement of Cash Flows for the nine months ended
  September 30, 1996 and 1997.................................................13
Notes to Consolidated Financial Statements....................................14

                              TAUBMAN CENTERS, INC.

                                  BALANCE SHEET
                        (in thousands, except share data)


                                               December 31    September 30
                                               -----------    ------------
                                                  1996            1997
                                                  ----            ----


Assets:
 Investment in TRG (Notes 2 and 4)              $ 369,131      $ 353,404
 Cash and cash equivalents                          9,388          9,076
 Other assets                                           8             45
                                                ---------      ---------
                                                $ 378,527      $ 362,525
                                                =========      =========
Liabilities:
 Accounts payable and accrued liabilities       $     351      $     377
 Dividends payable                                 11,666         11,674
                                                ---------      ---------
                                                $  12,017      $  12,051
Commitments and Contingencies (Note 3)

Shareowners' Equity (Notes 3 and 4):
 Common Stock                                   $     507      $     508
 $0.01 par value, 250,000,000 shares
  authorized, 50,720,358 and 50,757,681
  issued and  outstanding at December 31, 1996
  and September 30, 1997
 Additional paid-in capital                       468,590        469,009
 Dividends in excess of net income               (102,587)      (119,043)
                                                ---------      ---------
                                                $ 366,510      $ 350,474
                                                ---------      ---------
                                                $ 378,527      $ 362,525
                                                =========      =========



                       See notes to financial statements.

                              TAUBMAN CENTERS, INC.

                             STATEMENT OF OPERATIONS
                        (in thousands, except share data)


                                            Three Months Ended September 30
                                            -------------------------------
                                                    1996         1997
                                                    ----         ----


Income:
 Equity in TRG's income before
  extraordinary item (Note 2)                     $5,161       $6,408
 Interest and other                                   73           78
                                                  ------       ------
                                                  $5,234       $6,486
                                                  ------       ------

Operating Expenses:
 General and administrative                       $  136       $  210
 Management fee                                       62           62
                                                  ------       ------
                                                  $  198       $  272
                                                  ------       ------

Income before extraordinary item                  $5,036       $6,214
Equity in TRG's extraordinary item (Note 2)         (444)
                                                  ------       ------
Net Income                                        $4,592       $6,214
                                                  ======       ======

Earnings per common share:
 Income before extraordinary item                 $  .11       $  .12
 Extraordinary item                                 (.01)
                                                  ------       ------
 Net Income                                       $  .10       $  .12
                                                  ======       ======

Cash dividends declared per common share          $  .22       $  .23
                                                  ======       ======

Weighted average number of common
 shares outstanding                           44,098,113   50,745,241
                                              ==========   ==========



                       See notes to financial statements.

                              TAUBMAN CENTERS, INC.

                             STATEMENT OF OPERATIONS
                        (in thousands, except share data)


                                             Nine Months Ended September 30
                                             ------------------------------
                                                    1996         1997
                                                    ----         ----

Income:
 Equity in TRG's income before
  extraordinary item (Note 2)                     $15,158      $19,102
 Interest and other                                   206          229
                                                  -------      -------
                                                  $15,364      $19,331
                                                  -------      -------

Operating Expenses:
 General and administrative                       $   499      $   591
 Management fee                                       187          187
                                                  -------      -------
                                                  $   686      $   778
                                                  -------      -------

Income before extraordinary item                  $14,678      $18,553
Equity in TRG's extraordinary item (Note 2)          (444)
                                                  -------      -------
Net Income                                        $14,234      $18,553
                                                  =======      =======

Earnings per common share:
 Income before extraordinary item                 $   .33      $   .37
 Extraordinary item                                  (.01)
                                                  -------      -------
 Net Income                                       $   .32      $   .37
                                                  =======      =======

Cash dividends declared per common share          $   .66      $   .69
                                                  =======      =======

Weighted average number of common
 shares outstanding                            44,102,470   50,730,179
                                               ==========   ==========




                       See notes to financial statements.

                              TAUBMAN CENTERS, INC.

                             STATEMENT OF CASH FLOWS
                                 (in thousands)


                                               Nine Months Ended September 30
                                               ------------------------------
                                                      1996         1997
                                                      ----         ----

Cash Flows From Operating Activities:
 Income before extraordinary item                   $ 14,678     $ 18,553
 Adjustments to reconcile income before
  extraordinary item to net cash provided
  by operating activities:
   Increase in accounts payable and
    other liabilities                                     71           26
   Increase in other assets                             (119)         (37)
                                                    --------     --------
Net Cash Provided By Operating Activities           $ 14,630     $ 18,542
                                                    --------     --------

Cash Flows Provided by Investing Activities -
 Distributions from TRG in excess of income
  before extraordinary item                         $ 15,438     $ 16,147
                                                    --------     --------

Cash Flows From Financing Activities:
 Cash dividends                                     $(29,113)    $(35,001)
 Purchases of stock                                     (347)
                                                    --------     --------
Net Cash Used in Financing Activities               $(29,460)    $(35,001)
                                                    --------     --------
Net Increase (Decrease) In Cash                     $    608     $   (312)

Cash and Cash Equivalents at Beginning of Period       7,886        9,388
                                                    --------     --------

Cash and Cash Equivalents at End of Period          $  8,494     $  9,076
                                                    ========     ========




                       See notes to financial statements.

                              TAUBMAN CENTERS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                      Nine months ended September 30, 1997


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


Note 2 - Investment in TRG

  The Company's investment in TRG at December 31, 1996 and September 30, 1997 consists of a 36.68% and 36.70%, respectively, managing general partnership interest. Net income and distributions are allocable to the general and limited TRG partners in accordance with their percentage ownership. In the first nine months of 1997, the Company's ownership changed from 36.68% to 36.70% as a result of the Company's exchange of common shares for TRG units of partnership interest newly issued in connection with the exercise of incentive options (Note
3). The Company's average ownership percentage in TRG for the three and nine month periods ended September 30, 1996 was 33.77% and 34.63%, respectively. The Company's average ownership percentage in TRG for the three and nine month periods ended September 30, 1997 was 36.69%.

  The excess of the Company's cost of its investment in TRG over its proportionate share of TRG's accumulated deficiency in assets at December 31, 1996 and September 30, 1997 was $476.3 million and $470.5 million, respectively. The Company's proportionate share of TRG's income before extraordinary item for the three months ended September 30, 1996 and 1997 was $7.1 million and $8.5 million, respectively, reduced by $1.9 million and $2.0 million, respectively, representing adjustments arising from the Company's additional basis in TRG's net assets. The Company's proportionate share of TRG's income before extraordinary item for the nine months ended September 30, 1996 and 1997 was $20.9 million and $25.2 million, respectively, reduced by $5.7 million and $6.1 million, respectively, representing adjustments arising from the Company's additional basis in TRG's net assets. In the third quarter of 1996, the Company recognized an extraordinary charge to income related to TRG's prepayment of debt.

  TRG's summarized balance sheet and results of operations information (in thousands) are presented below, followed by information about TRG's beneficial interest in the operations of its unconsolidated joint ventures. Beneficial interest is calculated based on TRG's ownership interest in each of the joint ventures.

                              TAUBMAN CENTERS, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (Continued)


                                               December 31    September 30
                                               -----------    ------------
                                                   1996           1997
                                                   ----           ----
Assets:
 Properties                                     $1,136,416    $1,379,546
  Accumulated depreciation and amortization        234,030       257,893
                                                ----------    ----------
                                                $  902,386    $1,121,653
 Other assets                                       75,876        67,359
                                                ----------    ----------
                                                $  978,262    $1,189,012
                                                ==========    ==========
Liabilities:
 Unsecured notes payable                        $  786,705    $  841,339
 Mortgage notes payable                            159,703       159,319
 Other notes payable                                54,997       190,325
 Capital lease obligation                           39,849        55,320
 Accounts payable and other liabilities             86,779       117,132
 Distributions in excess of net income of
  unconsolidated joint ventures                    142,367       144,571
                                                ----------    ----------
                                                $1,270,400    $1,508,006
Accumulated deficiency in assets                  (292,138)     (318,994)
                                                ----------    ----------
                                                $  978,262    $1,189,012
                                                ==========    ==========


                                      Three Months          Nine Months
                                   Ended September 30   Ended September 30
                                   ------------------   ------------------
                                     1996      1997       1996      1997
                                     ----      ----       ----      ----
Revenues                           $66,317   $ 78,037   $186,305   $223,961
                                   -------   --------   --------   --------
Operating costs other than
 interest and depreciation
  and amortization                 $30,910   $ 36,763   $ 86,392   $108,651
Interest expense                    18,448     19,388     52,714     54,002
Depreciation and amortization        9,367     11,050     26,069     31,386
                                   -------   --------   --------   --------
                                   $58,725   $ 67,201   $165,175   $194,039
                                   -------   --------   --------   --------
Equity in net income of
 unconsolidated joint ventures      13,348     12,205     39,178     38,873
                                   -------   --------   --------   --------
Income before extraordinary item   $20,940   $ 23,041   $ 60,308   $ 68,795
                                   -------   --------   --------   --------
Extraordinary item                  (1,328)               (1,328)
                                   -------   --------   --------   --------
Net Income                         $19,612   $ 23,041   $ 58,980   $ 68,795
                                   =======   ========   ========   ========


                                      Three Months          Nine Months
                                   Ended September 30   Ended September 30
                                   ------------------   ------------------
                                     1996      1997       1996      1997
                                     ----      ----       ----      ----
TRG's beneficial interest
 in unconsolidated joint
 ventures' operations:
  Revenues less recoverable and
   other operating expenses        $23,178   $23,187    $ 68,720   $ 68,503
  Interest expense                  (6,601)   (7,491)    (20,609)   (20,720)
  Depreciation and amortization     (3,229)   (3,491)     (8,933)    (8,910)
                                   -------  --------    --------   --------
  Net Income                       $13,348   $12,205    $ 39,178   $ 38,873
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

  Based on a market value at December 31, 1996 and September 30, 1997 of $12.875 and $12.8125 per common share, the aggregate value of interests in TRG which may be tendered under the Cash Tender Agreement was approximately $954 million and $946 million, respectively. Purchase of these interests at September 30, 1997 would result in the Company owning an additional 53% interest in TRG.

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

  Effective September 30, 1997, TRG amended its partnership agreement to split existing units of partnership interest at a ratio of 1975.08 to one. Also effective September 30, 1997, the Continuing Offer was amended to change the number of shares exchangeable for a unit of partnership interest. Formerly, the number was based on a market valuation of the Company on the trading date immediately preceding the date of exchange. Under the amended agreement, one unit of TRG partnership interest is exchangeable for one share of the Company's common stock.

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

                              TAUBMAN CENTERS, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (Continued)


  Currently, 8.9 million units of partnership interest, after reflecting the effect of the unit split described above, may be issued under TRG's incentive option plan for employees of The Taubman Company Limited Partnership (the Manager) including 7.0 million units of outstanding options. The Manager, which is approximately 99% beneficially owned by TRG, provides various administrative, management, accounting, shareowner relations, and other services to the Company and TRG. The exercise price of all outstanding options is equal to market value on the date of grant. Incentive options generally become vested to the extent of one-third of the units on each of the third, fourth and fifth anniversaries of the date of grant. Options expire ten years from the date of grant.

  During the first nine months of 1997, options for 101 thousand units were issued at an exercise price of $13.14 per unit, options for 37 thousand units were exercised with a weighted average exercise price of $11.19 per unit, and options for 22 thousand units were canceled with a weighted average exercise price of $10.86 per unit. As of September 30, 1997, there were outstanding options for 7.0 million units with a weighted average exercise price of $11.22. As of September 30, 1997, options for 4.1 million units were vested with a weighted average exercise price of $11.35.


Note 4 - Subsequent Event

  In October 1997, the Company completed a $200 million public offering of eight million shares of 8.30% Series A Cumulative Redeemable Preferred Stock. The Series A Preferred Stock has no stated maturity, sinking fund or mandatory redemption and is not convertible into any other securities of the Company. Dividends will accrue from the date of original issuance, October 3, 1997, and are payable in arrears on or about the last day of each March, June, September, and December. The first dividend will be paid on December 31, 1997.

  The Company used the proceeds to acquire a Series A Preferred Equity interest in TRG that will entitle the Company to distributions (in the form of guaranteed payments) in amounts equal to the dividends payable on the Company's Series A Preferred Stock. The costs of the offering were paid by TRG. TRG used the net proceeds to pay down short term debt under TRG's existing revolving credit and commercial paper facilities.

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)


                                                December 31   September 30
                                                -----------   ------------
                                                    1996          1997
                                                    ----          ----
Assets:
 Properties                                      $1,136,416    $1,379,546
  Accumulated depreciation and amortization         234,030       257,893
                                                 ----------    ----------
                                                 $  902,386    $1,121,653

 Cash and cash equivalents                            7,912         1,178
 Accounts and notes receivable, less allowance
  for doubtful accounts of $393 and $464
  in 1996 and 1997                                   20,162        16,091
 Accounts receivable from related parties             6,293         7,861
 Deferred charges and other assets                   41,509        42,229
                                                 ----------    ----------
                                                 $  978,262    $1,189,012
                                                 ==========    ==========

Liabilities:
 Unsecured notes payable                         $  786,705    $  841,339
 Mortgage notes payable                             159,703       159,319
 Other notes payable                                 54,997       190,325
 Capital lease obligation                            39,849        55,320
 Accounts payable and other liabilities              86,779       117,132
 Distributions in excess of net income of
  unconsolidated Joint Ventures (Note 4)            142,367       144,571
                                                 ----------    ----------
                                                 $1,270,400    $1,508,006

Commitments and Contingencies (Notes 8 and 9)

Accumulated deficiency in assets                   (292,138)     (318,994)
                                                 ----------    ----------
                                                 $  978,262    $1,189,012
                                                 ==========    ==========
Allocation of accumulated deficiency in assets:
 General Partners                                $ (226,242)   $ (247,064)
 Limited Partners                                   (65,896)      (71,930)
                                                 ----------    ----------
                                                 $ (292,138)   $ (318,994)
                                                 ==========    ==========




                       See notes to financial statements.

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENT OF OPERATIONS
                        (in thousands, except unit data)


                                                Three Months Ended September 30
                                                -------------------------------
                                                       1996         1997
                                                       ----         ----

Revenues:
  Minimum rents                                      $38,893      $45,140
  Percentage rents                                     1,319        1,867
  Expense recoveries                                  21,243       24,476
  Other                                                2,816        4,379
  Revenues from management, leasing
    and development services                           2,046        2,175
                                                     -------      -------
                                                     $66,317      $78,037
                                                     -------      -------

Operating Costs:
  Recoverable expenses                               $18,504      $20,932
  Other operating                                      6,247        7,980
  Management, leasing and development
    services                                           1,032        1,264
  General and administrative                           5,127        6,587
  Interest expense                                    18,448       19,388
  Depreciation and amortization                        9,367       11,050
                                                     -------      -------
                                                     $58,725      $67,201
                                                     -------      -------
Income before equity in net income of
  unconsolidated Joint Ventures and
  extraordinary item                                 $ 7,592      $10,836
Equity in net income of unconsolidated
  Joint Ventures (Note 4)                             13,348       12,205
                                                     -------      -------
Income before extraordinary item                     $20,940      $23,041
                                                     -------      -------
Extraordinary item (Note 5)                           (1,328)
                                                     -------      -------
Net income                                           $19,612      $23,041
                                                     =======      =======

Allocation of Net Income:
  General Partners                                   $15,098      $17,845
  Limited Partners                                     4,514        5,196
                                                     -------      -------
                                                     $19,612      $23,041
                                                     =======      =======

Earnings per Unit of Partnership Interest (Note 7):
  Income before extraordinary item                   $   .16      $   .17
  Extraordinary item                                    (.01)
                                                     -------      -------
  Net Income                                         $   .15      $   .17
                                                     =======      =======

Weighted Average Number of Units of
  Partnership Interest Outstanding (Note 7)      130,377,743  138,277,110
                                                 ===========  ===========




                       See notes to financial statements.

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENT OF OPERATIONS
                        (in thousands, except unit data)


                                                Nine Months Ended September 30
                                                ------------------------------
                                                     1996          1997
                                                     ----          ----
Revenues:
 Minimum rents                                     $108,416      $130,406
 Percentage rents                                     3,771         5,030
 Expense recoveries                                  59,503        70,661
 Other                                                8,424        11,384
 Revenues from management, leasing
  and development services                            6,191         6,480
                                                   --------      --------
                                                   $186,305      $223,961
                                                   --------      --------
Operating Costs:
 Recoverable expenses                              $ 49,520      $ 60,223
 Other operating                                     17,841        26,218
 Management, leasing and development
  services                                            3,631         3,553
 General and administrative                          15,400        18,657
 Interest expense                                    52,714        54,002
 Depreciation and amortization                       26,069        31,386
                                                   --------      --------
                                                   $165,175      $194,039
                                                   --------      --------
Income before equity in net income
 of unconsolidated Joint Ventures and
 extraordinary item                                $ 21,130      $ 29,922
Equity in net income of unconsolidated
 Joint Ventures (Note 4)                             39,178        38,873
                                                   --------      --------
Income before extraordinary item                   $ 60,308      $ 68,795
                                                   --------      --------
Extraordinary item (Note 5)                          (1,328)
                                                   --------      --------
Net Income                                         $ 58,980      $ 68,795
                                                   ========      ========

Allocation of Net Income:
 General Partners                                  $ 46,599      $ 53,278
 Limited Partners                                    12,381        15,517
                                                   --------      --------
                                                   $ 58,980      $ 68,795
                                                   ========      ========

Earnings per Unit of Partnership Interest (Note 7):
 Income before extraordinary item                  $    .47      $    .50
 Extraordinary item                                    (.01)
                                                   --------      --------
 Net Income                                        $    .46      $    .50
                                                   ========      ========

Weighted Average Number of Units of
 Partnership Interest Outstanding (Note 7)      127,576,781   138,261,847
                                                ===========   ===========





                       See notes to financial statements.

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                Nine Months Ended September 30
                                                ------------------------------
                                                       1996        1997
                                                       ----        ----
Cash Flows From Operating Activities:
 Income before extraordinary item                   $  60,308   $  68,795
 Adjustments to reconcile income before
  extraordinary item to net cash provided
  by operating activities:
   Depreciation and amortization                       26,069      31,386
   Provision for losses on accounts receivable            998         828
   Amortization of deferred financing costs             1,610       1,740
   Other                                                  495         468
   Gain on sale of land                                  (315)       (880)
 Increase (decrease) in cash attributable to
  changes in assets and liabilities:
   Receivables, deferred charges and other assets      (5,936)     (6,129)
   Accounts payable and other liabilities               3,505      30,375
                                                    ---------   ---------
Net Cash Provided By Operating Activities           $  86,734   $ 126,583
                                                    ---------   ---------

Cash Flows From Investing Activities:
 Purchase of interests in Centers                   $(103,570)  $(124,783)
 Additions to properties                              (20,678)   (105,947)
 Proceeds from sale of land                               686       1,795
 Contributions to Joint Ventures                       (3,398)    (12,573)
 Distributions from Joint Ventures
  in excess of net income                               8,943      14,777
                                                    ---------   ---------
Net Cash Used In Investing Activities               $(118,017)  $(226,731)
                                                    ---------   ---------

Cash Flows From Financing Activities:
 Debt proceeds                                      $ 275,212   $ 243,991
 Debt payments                                       (189,667)    (54,544)
 Extinguishment of debt (Note 5)                      (35,964)
 Debt issuance costs                                     (830)       (382)
 Issuance of units of partnership interest (Note 8)    65,575         414
 Cash distributions                                   (88,113)    (96,065)
                                                    ---------   ---------
Net Cash Provided By Financing Activities           $  26,213   $  93,414
                                                    ---------   ---------
Net Decrease In Cash                                $  (5,070)  $  (6,734)

Cash and Cash Equivalents at Beginning of Period       16,836       7,912
                                                    ---------   ---------

Cash and Cash Equivalents at End of Period          $  11,766   $   1,178
                                                    =========   =========

Interest on mortgage notes and other loans paid during the nine months ended September 30, 1996 and 1997, net of amounts capitalized of $3,602 and $6,798, was $41,123 and $39,149, respectively.


                       See notes to financial statements.

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      Nine months ended September 30, 1997


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

  Certain   1996   amounts   have  been   reclassified   to   conform   to  1997
classifications.


Note 2 - Acquisition

  In September 1997, TRG acquired the Regency Square shopping center, located in Richmond, Virginia, for $123.9 million. TRG borrowed under its existing commercial paper facility and an existing revolving credit facility to fund the purchase price (Note 9). The acquisition is expected to have an immaterial effect on net income in 1997. The pro forma effect of the acquisition on 1996 net income is also immaterial.


Note 3 - Consolidated Ventures

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

  Taubman MacArthur Associates Limited Partnership is developing MacArthur Center in Norfolk, Virginia. MacArthur Center is expected to open in the spring of 1999. The accounts of the partnership are consolidated in these financial statements since TRG, the managing general partner, has a controlling 70% interest in the venture (Note 9).

                    TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS -- (Continued)


Note 4 - Investments in Joint Ventures

  Certain Taubman Shopping Centers are partially owned through joint ventures that are not controlled by TRG (Joint Ventures). TRG is generally the managing general partner of these Joint Ventures. TRG's interest in each Joint Venture is as follows:

                                                                  TRG's %
                                                                 Ownership
                                                                   as of
   Joint Venture                   Taubman Shopping Center   September 30, 1997
  -----------------------------------------------------------------------------
  Arizona Mills, L.L.C.            Arizona Mills
                                   (under construction)              37%
  Fairfax Associates               Fair Oaks                         50
  Lakeside Mall Limited
    Partnership                    Lakeside                          50
  Rich-Taubman Associates          Stamford Town Center              50
  Taubman-Cherry Creek
    Limited Partnership            Cherry Creek                      50
  Twelve Oaks Mall Limited
    Partnership                    Twelve Oaks Mall                  50
  West Farms Associates            Westfarms                         79
  Woodfield Associates             Woodfield                         50
  Woodland                         Woodland                          50

  TRG reduces its investment in Joint Ventures to eliminate intercompany profits on sales of services that are capitalized by the Joint Ventures. As a result, the carrying value of TRG's investment in Joint Ventures is less than TRG's share of the deficiency in assets reported in the combined balance sheet of the Joint Ventures by $7.3 million and $7.4 million at December 31, 1996 and at September 30, 1997, respectively. These differences are amortized over the useful lives of the related assets.

  Combined balance sheet and results of operations information are presented below (in thousands) for the Joint Ventures, followed by TRG's beneficial interest in the combined information. Beneficial interest is calculated based on TRG's ownership interest in each of the Joint Ventures.

                                                December 31   September 30
                                                -----------   ------------
                                                    1996          1997
                                                    ----          ----
  Assets:
   Properties, net                               $ 450,469     $ 542,387
   Other assets                                     71,252        55,957
                                                 ---------     ---------
                                                 $ 521,721     $ 598,344
                                                 =========     =========

  Liabilities and partners'
   accumulated deficiency in assets:
    Debt                                         $ 724,162     $ 821,879
    Capital lease obligations                        5,000         6,396
    Other liabilities                               51,686        44,872
    TRG accumulated deficiency in assets          (135,070)     (137,185)
    Joint Venture Partners' accumulated
     deficiency in assets                         (124,057)     (137,618)
                                                 ---------     ---------
                                                 $ 521,721     $ 598,344
                                                 =========     =========

  TRG accumulated deficiency in assets (above)   $(135,070)    $(137,185)
  Elimination of intercompany profit                (7,297)       (7,386)
                                                 ---------     ---------
  Distributions in excess of net income
   of unconsolidated Joint Ventures              $(142,367)    $(144,571)
                                                 =========     =========

                   TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
                 NOTES TO FINANCIAL STATEMENTS -- (Continued)


                                      Three Months          Nine Months
                                    Ended September 30   Ended September 30
                                    ------------------   ------------------
                                      1996     1997        1996      1997
                                      ----     ----        ----      ----

Revenues                            $63,657  $62,541    $202,369   $187,574
                                    -------  -------    --------   --------
Recoverable and other
 operating expenses                 $22,793  $22,827    $ 77,722   $ 68,417
Interest expense                     12,857   13,588      40,314     38,459
Depreciation and amortization         6,412    6,112      18,308     16,728
                                    -------  -------    --------   --------
Total operating costs               $42,062  $42,527    $136,344   $123,604
                                    -------  -------    --------   --------
Net Income                          $21,595  $20,014    $ 66,025   $ 63,970
                                    =======  =======    ========   ========

Net income attributable to TRG      $11,923  $11,234    $ 34,965   $ 35,035
Realized intercompany profit          1,425      971       4,213      3,838
                                    -------  -------    --------   --------
Equity in net income
  of unconsolidated Joint Ventures  $13,348  $12,205    $ 39,178   $ 38,873
                                    =======  =======    ========   ========


                                      Three Months          Nine Months
                                    Ended September 30   Ended September 30
                                    ------------------   ------------------
                                      1996     1997        1996      1997
                                      ----     ----        ----      ----
TRG's beneficial interest
 in unconsolidated Joint
  Ventures' operations:
  Revenues less recoverable and
   other operating expenses         $23,178  $23,187    $ 68,720  $  68,503
  Interest expense                   (6,601)  (7,491)    (20,609)   (20,720)
  Depreciation and amortization      (3,229)  (3,491)     (8,933)    (8,910)
                                    -------  -------    --------  ---------
  Net Income                        $13,348  $12,205    $ 39,178  $  38,873
                                    =======  =======    ========  =========


Note 5 - Debt

  In July 1997, TRG issued $55 million of unsecured 10-year notes under its medium-term note program at a coupon rate of 7%. The net proceeds were used to pay down floating rate debt under TRG's revolving credit facilities.

  In the third quarter of 1996, TRG recognized a $1.3 million extraordinary charge to income, related to the extinguishment of the Fairlane Town Center mortgage, consisting primarily of a prepayment penalty.

                    TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS -- (Continued)


Note 6 - Beneficial Interest in Debt and Interest Expense

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

                                       TRG's Share     TRG's       TRG's
                               Joint    of Joint   Consolidated  Beneficial
                             Ventures   Ventures   Subsidiaries   Interest
                             ----------------------------------------------
Debt as of:
 December 31, 1996           $724,162   $396,962    $1,001,405   $1,398,367
 September 30, 1997           821,879    442,353     1,190,983    1,633,336

Capitalized interest:
 Nine months ended
  September 30, 1996         $  3,616   $  2,510    $    3,602   $    6,112
 Nine months ended
  September 30, 1997            6,683      3,851         6,798       10,649

Interest expense
(Net of capitalized interest):
 Nine months ended
  September 30, 1996         $ 40,314   $ 20,609    $   52,714   $   73,323
 Nine months ended
  September 30, 1997           38,459     20,720        54,002       74,722


Note 7 - Units of Partnership Interest

  Effective September 30, 1997, TRG amended its partnership agreement to split existing units of partnership interest at a ratio of 1975.08 to one. There were 138,297,334 units of partnership interest outstanding as of September 30, 1997. The split did not alter the ownership percentage of any of TRG's partners. All per unit amounts have been adjusted to reflect the unit split on a retroactive basis.


Note 8 - Incentive Option Plan

  TRG has an incentive option plan for employees of the Manager. Currently, 8.9 million units of partnership interest, as restated for the unit split (described in Note 7), may be issued under the plan, including 7.0 million units of outstanding options. The exercise price of all outstanding options is equal to market value on the date of grant. Incentive options generally become vested to the extent of one-third of the units on each of the third, fourth and fifth anniversaries of the date of grant. Options expire ten years from the date of grant.

  During the first nine months of 1997, options for 101 thousand units were issued at an exercise price of $13.14 per unit, options for 37 thousand units were exercised with a weighted average exercise price of $11.19 per unit, and options for 22 thousand units were canceled with a weighted average exercise price of $10.86 per unit. As of September 30, 1997 there were outstanding options for 7.0 million units with a weighted average exercise price of $11.22. As of September 30, 1997, options for 4.1 million units were vested with a weighted average exercise price of $11.35.

                    TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS -- (Continued)


Note 9 - Subsequent Event

  In October 1997, TRG's managing general partner, Taubman Centers, Inc. (TCO) used the $200 million proceeds of its offering of 8.30% Series A Cumulative Redeemable Preferred Stock (Series A Preferred Stock) to acquire a Series A Preferred Equity interest in TRG that will entitle TCO to distributions (in the form of guaranteed payments) in amounts equal to the dividends payable on TCO's Series A Preferred Stock. TRG bore all expenses of the offering, which will be accounted for as a reduction of the proceeds from the Series A Preferred Equity. TRG used the net proceeds to pay down floating rate debt under TRG's existing revolving credit and commercial paper facilities, which were used to fund the acquisition of Regency Square in September 1997 (Note 2).

  Also in October 1997, TRG closed on a three year $150 million construction facility for MacArthur Center, which is owned by a consolidated 70% owned venture. The loan bears interest at one month LIBOR plus 1.2%. The payment of the principal and interest is guaranteed by TRG. The loan agreement provides for the reduction of the amount guaranteed as certain center performance and valuation criteria are met.

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

  The following table summarizes certain quarterly operating data for TRG's Managed Businesses for 1996 and the first three quarters of 1997:

                       1st       2nd       3rd       4th                   1st       2nd       3rd
                     Quarter   Quarter   Quarter   Quarter     Total     Quarter   Quarter   Quarter
                       1996      1996      1996      1996      1996        1997      1997      1997
                    ---------------------------------------------------------------------------------
                                                (in thousands)
Mall tenant sales    $591,677  $617,821  $627,791  $989,956  $2,827,245  $600,709  $629,906  $692,487
Revenues              129,947   128,753   129,970   138,538     527,208   130,677   134,756   137,728

Occupancy
 Average Occupancy      87.8%     87.3%     86.8%     87.6%       87.4%     86.5%     86.8%     87.0%
 Ending Occupancy       87.7%     87.3%     86.8%     88.0%       88.0%     86.4%     87.1%     87.2%
Leased Space            89.5%     88.2%     87.6%     89.0%       89.0%     88.7%     89.5%     90.8%

  Because the seasonality of sales contrasts with the generally fixed nature of minimum rents and recoveries, mall tenant occupancy costs (the sum of minimum rents, percentage rents and expense recoveries) relative to sales are considerably higher in the first three quarters than they are in the fourth quarter. The following table summarizes occupancy costs, excluding utilities, for mall tenants as a percentage of sales for 1996 and the first three quarters of 1997:

                       1st       2nd       3rd       4th                   1st       2nd       3rd
                     Quarter   Quarter   Quarter   Quarter     Total     Quarter   Quarter   Quarter
                       1996      1996      1996      1996      1996        1997      1997      1997
                    ---------------------------------------------------------------------------------
Minimum rents          12.3%     11.7%     11.7%      7.6%     10.4%       12.6%     11.8%     11.3%
Percentage rents        0.3       0.3       0.3       0.3       0.3         0.2       0.3       0.3
Expense recoveries      5.6       5.0       4.6       3.5       4.5         5.2       5.1       4.7
                       ----      ----      ----      ----      ----        ----      ----      ----
Mall tenant occupancy
 costs                 18.2%     17.0%     16.6%     11.4%     15.2%       18.0%     17.2%     16.3%
                       ====      ====      ====      ====      ====        ====      ====      ====

Rental Rates

  Average base rent per square foot for all mall tenants at the 18 Centers owned and open for at least five years was $38.62 for the twelve months ended September 30, 1997, compared to $37.59 for the twelve months ended September 30, 1996.

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

  The annual spread between average annualized base rent of stores opening and closing, excluding renewals, has ranged between six and eleven dollars per square foot during the past five years. TRG anticipates that the spread between opening and closing rents for the 1997 fiscal year will narrow significantly from the nine dollars per square foot achieved in 1996. Average closing rents in 1997 are expected to be higher than in 1996, and the opening of a certain large store in the fourth quarter will have a negative effect on average opening rents.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 1997 to the Three and Nine Months Ended September 30, 1996

Taubman Centers, Inc.

  The Company is the managing general partner of TRG and shares in TRG's financial performance to the extent of its ownership percentage. The Company's average ownership of TRG was 36.69% for both the three and nine months ended September 30, 1997, and 33.77% and 34.63%, respectively, for the three and nine month periods ended September 30, 1996. In the fourth quarter of 1996 and the first nine months of 1997, the Company's ownership interest in TRG increased as a result of the Company's purchase of newly issued TRG units of partnership interest with the $75 million proceeds of the Company's equity offering and the exchange of common shares for TRG units of partnership interest newly issued in connection with the exercise of incentive options. As of September 30, 1997 the Company had 50.7 million shares outstanding, up from 44.1 million at September 30, 1996. See TRG - 1997 Transactions and TRG - 1996 Transactions below for discussion of other transactions relating to the Company's ownership interests in TRG.

  For the three months ended September 30, 1997, equity in income of TRG consisted of the Company's $8.5 million proportionate share of TRG's income before extraordinary item, compared to $7.1 million for the same period in 1996. These amounts were reduced by $1.9 million and $2.0 million for the three months ended September 30, 1996 and 1997, respectively, representing adjustments arising from the Company's additional basis in TRG's net assets.

  For the nine months ended September 30, 1997, equity in income of TRG consisted of the Company's $25.2 million proportionate share of TRG's income before extraordinary item, compared to $20.9 million for the same period in 1996. These amounts were reduced by $6.1 million and $5.7 million for the nine months ended September 30, 1997 and 1996, respectively, representing adjustments arising from the Company's additional basis in TRG's net assets.

  In the third quarter of 1996, the Company recognized an extraordinary charge to income related to TRG's prepayment of debt.

  Net income for the three months ended September 30, 1997 was $6.2 million, or $0.12 per share, compared to $4.6 million, or $0.10 per share, for the same period in 1996. Net income for the nine months ended September 30, 1997 was $18.6 million, or $0.37 per share, compared to $14.2 million, or $0.32 per share, for the same period in 1996.

TRG

1997 Transactions

  In July  1997,  The  Mall at  Tuttle  Crossing  (Tuttle  Crossing)  opened  in
Columbus, Ohio. TRG is leasing the land and mall buildings from Tuttle Holding Co., which owns the land on which the Center is located. Beginning with the Center's opening, TRG will make annual minimum lease payments of $4.4 million for ninety years. Substantially all of each payment in the first ten years of operation will be recognized as interest expense. TRG will also pay additional rent based on achieved levels of net operating income, a measure of operating performance before rent payments, as defined in the agreement (NOI); 100% of the portion of NOI which is over $11.6 million but less than or equal to $14.4 million, 30% of the portion of NOI between $14.4 million and $18.3 million, and 50% of the portion of NOI over $18.3 million. TRG estimates this additional rent, which will be recognized as other operating expense, will approximate $2 million to $3 million annually beginning in 1999. Tuttle Crossing cost approximately $115 million, including capital lease assets of $55 million.

  In September 1997, TRG acquired the Regency Square shopping center, located in Richmond Virginia, for $123.9 million. TRG borrowed under its existing commercial paper facility and an existing revolving credit facility to fund the purchase price. The acquisition is expected to be moderately accretive to Distributable Cash Flow and Funds from Operations and immaterial to net income in 1997 (see Liquidity and Capital Resources - Distributions for definitions of Distributable Cash Flow and Funds from Operations).

  In October 1997, the Company used the $200 million proceeds of its offering of 8.3% Series A Cumulative Redeemable Preferred Stock (Series A Preferred Stock) to acquire a Series A Preferred Equity interest in TRG that will entitle the Company to distributions (in the form of guaranteed payments) in amounts equal to the dividends payable on the Company's Series A Preferred Stock. TRG bore all expenses of the offering, which will be accounted for as a reduction of the proceeds from the Series A Preferred Equity. TRG used the net proceeds to pay down floating rate debt under TRG's existing revolving credit and commercial paper facilities, which were used to fund the acquisition of Regency Square in September 1997.

  See also Liquidity and Capital Resources - Capital Spending for discussions of expansions at Westfarms and Biltmore.

1996 Transactions

  During 1996, TRG completed the following acquisitions: Paseo Nuevo in June; the remaining 75% interest in Fairlane Town Center (Fairlane) previously held by a Joint Venture Partner in July; and La Cumbre Plaza (La Cumbre) in December.

  Also during 1996, TRG issued new units of partnership interest to the former Joint Venture Partner of Fairlane in connection with TRG's acquisition of Fairlane, and to the Company in connection with an offering of the Company's common stock and the exercise of incentive options. The net proceeds from the issuances were used to repay short term borrowings and to acquire La Cumbre.

  In November 1996, TRG entered into an agreement to lease Memorial City Mall (Memorial City) while TRG investigates the redevelopment opportunities of the center (See Liquidity and Capital Resources -- Capital Spending). As a development project, Memorial City has been excluded from all operating statistics in this report, and Memorial City's results of operations have been presented as a net line item in the following tabular presentations of TRG's results of operations for the third quarter and first nine months of 1997 compared to 1996.

Occupancy and Mall Tenant Sales

  The average occupancy rate in the Taubman Shopping Centers was 87.0% for the three months ended September 30, 1997 compared to 86.8% for the comparable period in 1996. For the nine months ended September 30, 1997 average occupancy was 86.8% compared to 87.3% for the same period in 1996. The ending occupancy rate for the Taubman Shopping Centers at September 30, 1997 was 87.2% versus 86.8% at the same date in 1996. Leased space at September 30, 1997 was 90.8% compared to 87.6% at the same date in 1996.

  Total sales for Taubman Shopping Center mall tenants in the three months ended September 30, 1997 were $692.5 million, a 10.3% increase from $627.8 million in the third quarter of 1996. Tenant sales increased 4.7% to $1.92 billion for the nine months ended September 30, 1997 from $1.84 billion for the comparable period in 1996. Mall tenant sales per square foot increased 3.1% and 1.3%, respectively, in the three and nine months ended September 30, 1997 over the compared periods in 1996. Mall tenant sales for Centers owned and open for all of the first nine months of 1997 and 1996 (which excludes Paseo Nuevo, La Cumbre, Regency Square and Tuttle Crossing) were $635.3 million and $1.8 billion in the third quarter and the first nine months of 1997, a 2.8% increase and a 0.5% decrease, respectively, from the comparable periods of 1996. Sales statistics for the first nine months of 1997 were negatively affected by new competition near certain centers.

Comparison of the Three Months Ended September 30, 1997 to the Three Months Ended September 30, 1996

  The following table sets forth operating results for TRG's Managed Businesses for the three months ended September 30, 1996 and September 30, 1997, showing the results of the Consolidated Businesses and Joint Ventures:



                                   Three Months Ended September 30, 1996      Three Months Ended September 30, 1997
                                 -----------------------------------------  ------------------------------------------
                                           TRG                     TOTAL:             TRG                      TOTAL:
                                  CONSOLIDATED       JOINT        MANAGED    CONSOLIDATED        JOINT        MANAGED
                                    BUSINESSES   VENTURES(1)   BUSINESSES    BUSINESSES(2)   VENTURES(1)   BUSINESSES
                                 -----------------------------------------  ------------------------------------------
                                           (in millions of dollars)                  (in millions of dollars)
REVENUES:
 Minimum rents                            38.9        37.4           76.3            43.2         38.2           81.4
 Percentage rents                          1.3         0.9            2.2             1.8          0.9            2.6
 Expense recoveries                       21.2        21.6           42.8            23.8         21.8           45.6
 Other                                     4.9         3.7            8.6             6.5          1.7            8.2
                                         -----       -----          -----           -----        -----          -----
Total revenues                            66.3        63.7          130.0            75.2         62.5          137.7

OPERATING COSTS:
 Recoverable expenses                     18.5        18.9           37.4            20.1         18.8           38.9
  Other operating                          6.2         2.3            8.6             6.0          2.4            8.5
 Management, leasing and
  development                              1.0                        1.0             1.3                         1.3
 General and administrative                5.1                        5.1             6.6                         6.6
 Interest expense                         18.4        12.8           31.2            19.4         13.7           33.1
 Depreciation and amortization             9.4         6.2           15.6            11.0          6.0           17.0
                                         -----       -----          -----           -----       -----           -----
Total operating costs                     58.7        40.2           99.0            64.3         41.0          105.3
Net results of Memorial City (2)                                                     (0.1)                       (0.1)
                                         -----       -----          -----           -----        -----          -----
                                           7.6        23.4           31.0            10.8         21.5           32.4
                                                     =====          =====                        =====          =====
Equity in net income of Joint Ventures    13.4                                       12.2
                                         -----                                      -----
Income before extraordinary item          20.9                                       23.0
Extraordinary item                        (1.3)
                                         -----                                      -----
NET INCOME                                19.6                                       23.0
                                         =====                                      =====


SUPPLEMENTAL INFORMATION (3)
 EBITDA contribution                      35.4        23.2           58.6            41.3         23.2           64.5
 TRG's Beneficial Interest Expense       (18.4)       (6.6)         (25.0)          (19.4)        (7.5)         (26.9)
 Non-real estate depreciation             (0.5)                      (0.5)           (0.5)                       (0.5)
                                         -----       -----          -----           -----        -----          -----
 Distributable Cash Flow contribution     16.5        16.6           33.1            21.4         15.7           37.1
                                         =====       =====          =====           =====       ======          =====


(1)  With the exception of the Supplemental Information,  amounts represent 100%
     of Joint Ventures.  Amounts are net of intercompany  profits.
(2)  The results of operations of Memorial City are presented net in this table.
     TRG expects that Memorial  City's net operating income will approximate the ground rent payable under the lease for the immediate future.
(3)  EBITDA, TRG's  Beneficial Interest Expense and Distributable  Cash Flow are
     defined and discussed in Liquidity and Capital Resources - Distributions.
(4)  Amounts in the table may not add due to rounding.
(5)  Certain  1996  amounts  have  been  reclassified  to  conform  to   1997
     classifications.

TRG --Consolidated Businesses
-----------------------------

  Total revenues for the three months ended September 30, 1997 were $75.2 million, an $8.9 million, or 13.4%, increase over the comparable period in 1996. Minimum rents increased $4.3 million, of which $3.8 million was caused by Tuttle Crossing and the Regency Square and La Cumbre acquisitions. Minimum rents also increased due to tenant rollovers. Expense recoveries increased primarily due to Tuttle Crossing and the acquired Centers. Other revenue increased primarily due to an increase in lease cancellation revenue and a gain on the sale of peripheral property.

  Total operating costs increased $5.6 million, or 9.5%, to $64.3 million. Recoverable and depreciation and amortization expenses increased primarily due to Tuttle Crossing, Regency Square and La Cumbre. General and administrative expense increased by $1.5 million primarily due to increases in professional fees, compensation (including the continuing phase-in of the long-term compensation plan), and relocation charges. Interest expense increased due to an increase in debt used to finance Tuttle Crossing, the acquisitions of Regency Square and La Cumbre, and capital expenditures at other Consolidated Businesses, partially offset by a decrease in debt paid down with the proceeds from the December 1996 equity issuance (see TRG - 1996 Transactions) and an increase in capitalized interest.

  Revenues and expenses as presented in the preceding table differ from the amounts shown in TRG's consolidated statement of operations by the amounts representing Memorial City's revenues and expenses, which are presented in the preceding table as a net amount.

Joint Ventures
--------------

  Total revenues for the three months ended September 30, 1997 were $62.5 million, a $1.2 million, or 1.9%, decrease from the comparable period of 1996, of which $1.3 million was caused by the change of Fairlane from a Joint Venture to a Consolidated Business offset by increases at other Centers. The increase in minimum rents was primarily due to the expansion at Westfarms, offset by the decrease due to Fairlane. Other revenue decreased by $2.0 million primarily due to a decrease in lease cancellation revenue.

  Total operating costs increased by $0.8 million, or 2.0%, to $41.0 million for the three months ended September 30, 1997. Interest expense increased $0.9 million primarily due to an increase in debt used to finance capital expenditures, including the Westfarms expansion, partially offset by an increase in capitalized interest. Operating costs as presented in the preceding table differ from the amounts shown in the combined, summarized financial statements of the unconsolidated Joint Ventures (Note 4 to TRG's financial statements) by the amount of intercompany profit.

  As a result of the foregoing, net income of the Joint Ventures decreased by $1.9 million, or 8.1%, to $21.5 million. TRG's equity in net income of the Joint Ventures was $12.2 million, a 9.0% decrease from the comparable period in 1996.

Net Income
----------

  As a result of the foregoing, TRG's income before extraordinary item increased $2.1 million, or 10.0%, to $23.0 million for the three months ended September 30, 1997. In the third quarter of 1996, TRG recognized a $1.3 million extraordinary charge related to the prepayment of Fairlane's debt. Net income for the third quarter of 1997 was $23.0 million, a 17.3% increase from the comparable period in 1996.

Comparison of the Nine Months Ended September 30, 1997 to the Nine Months Ended September 30, 1996

  The following table sets forth operating results for TRG's Managed Businesses for the nine months ended September 30, 1996 and September 30, 1997, showing the results of the Consolidated Businesses and Joint Ventures:



                                   Nine Months Ended September 30, 1996        Nine Months Ended September 30, 1997
                                 -----------------------------------------  ------------------------------------------
                                           TRG                     TOTAL:             TRG                      TOTAL:
                                  CONSOLIDATED       JOINT        MANAGED    CONSOLIDATED        JOINT        MANAGED
                                    BUSINESSES   VENTURES(1)   BUSINESSES    BUSINESSES(2)   VENTURES(1)   BUSINESSES
                                 -----------------------------------------  ------------------------------------------
                                           (in millions of dollars)                  (in millions of dollars)
REVENUES:
  Minimum rents                          108.4       119.0          227.4           124.5        112.9          237.3
  Percentage rents                         3.8         2.5            6.2             4.7          2.0            6.7
  Expense recoveries                      59.5        73.0          132.5            68.5         64.6          133.0
  Other                                   14.6         7.9           22.5            17.7          8.3           26.1
                                         -----       -----          -----           -----        -----          -----
Total revenues                           186.3       202.4          388.7           215.3        187.8          403.2

OPERATING COSTS:
  Recoverable expenses                    49.5        62.9          112.4            57.4         55.3          112.7
  Other operating                         17.8        10.1           28.0            20.3          8.5           28.8
  Management, leasing and
    development                            3.6                        3.6             3.6                         3.6
  General and administrative              15.4                       15.4            18.7                        18.7
  Interest expense                        52.7        40.3           93.0            54.0         38.9           92.9
  Depreciation and amortization           26.1        17.6           43.7            31.2         16.3           47.5
                                         -----       -----          -----           -----        -----          -----
Total operating costs                    165.2       130.9          296.1           185.1        118.9          304.1
Net results of Memorial City (2)                                                     (0.3)                       (0.3)
                                         -----       -----          -----           -----        -----          -----
                                          21.1        71.4           92.6            29.9         68.9           98.8
                                                     =====          =====                        =====          =====
Equity in net income of Joint Ventures    39.2                                       38.9
                                         -----                                      -----
Income before extraordinary item          60.3                                       68.8
Extraordinary item                        (1.3)
                                         -----                                      -----
NET INCOME                                59.0                                       68.8
                                         =====                                      =====


SUPPLEMENTAL INFORMATION (3)
  EBITDA contribution                     99.9        68.7          168.6           115.3         68.5          183.8
  TRG's Beneficial Interest Expense      (52.7)      (20.6)         (73.3)          (54.0)       (20.7)         (74.7)
  Non-real estate depreciation            (1.4)                      (1.4)           (1.6)                       (1.6)
                                         -----       -----          -----           -----        -----          -----
  Distributable Cash Flow contribution    45.8        48.1           93.9            59.7         47.8          107.5
                                         =====       =====          =====           =====        =====          =====


(1)  With the exception of the Supplemental  Information, amounts represent 100%
     of Joint Ventures.  Amounts are net of intercompany  profits.
(2)  The results of operations of Memorial City are presented net in this table.
     TRG expects that Memorial City's net operating income will approximate the ground rent payable under the lease for the immediate future.
(3)  EBITDA, TRG's  Beneficial  Interest  Expense  and  Distributable  Cash Flow
     are defined and discussed in Liquidity and Capital Resources - Distributions.
(4)  Amounts in the table may not add due to rounding.
(5)  Certain  1996  amounts  have  been  reclassified  to  conform  to  1997 classifications.

TRG --Consolidated Businesses
-----------------------------

  Total revenues for the nine months ended September 30, 1997 were $215.3 million, a $29.0 million or 15.6% increase over the comparable period in 1996. Minimum rents increased $16.1 million, of which $14.5 million was caused by the Fairlane, Paseo Nuevo, La Cumbre and Regency Square acquisitions and Tuttle Crossing. The results of Fairlane have been consolidated in TRG's results subsequent to the acquisition date in July 1996 (prior to that date Fairlane was accounted for under the equity method as a Joint Venture). Minimum rents also increased due to tenant rollovers. The increase in expense recoveries was primarily due to the acquired Centers and Tuttle Crossing, offset by decreases at certain other Centers. Other revenue increased $3.1 million primarily due to an insurance recovery and a litigation settlement and an increase in gains on sales of peripheral properties.

  Total operating costs increased $19.9 million, or 12.0%, to $185.1 million. Recoverable, other operating, and depreciation and amortization expenses increased primarily due to the Fairlane, Paseo Nuevo, and La Cumbre acquisitions and Tuttle Crossing. General and administrative expense increased by $3.3 million primarily due to increases in compensation (including the continuing phase-in of the long-term compensation plan), recruiter fees and relocation charges, travel, and training. Interest expense increased due to an increase in debt used to finance Tuttle Crossing, the acquisitions of Regency Square and La Cumbre, and capital expenditures at other Consolidated Businesses, partially offset by a decrease in debt paid down with the proceeds from the December 1996 equity issuance (see TRG - 1996 Transactions), and an increase in capitalized interest.

  Revenues and expenses as presented in the preceding table differ from the amounts shown in TRG's consolidated statement of operations by the amounts representing Memorial City's revenues and expenses, which are presented in the preceding table as a net amount.

Joint Ventures
--------------

  Total revenues for the nine months ended September 30, 1997 were $187.8 million, a $14.6 million, or 7.2%, decrease from the comparable period of 1996, representing a $15.0 million decrease caused by the change of Fairlane from a Joint Venture to a Consolidated Business, offset by increases at other Centers. The decrease in minimum rents was primarily due to Fairlane, offset by increases at other Centers. The decrease in expense recoveries was due to Fairlane and a decrease in recoverable expenses. Other revenue increased by $0.4 million primarily due to gains on peripheral land sales, offset by a decrease in interest income and lease cancellation revenue.

  Total operating costs decreased by $12.0 million, or 9.2%, to $118.9 million for the nine months ended September 30, 1997 including a $10.1 million decrease due to Fairlane. Recoverable expenses decreased $7.6 million primarily due to Fairlane and decreases in utilities. Other operating costs decreased primarily due to Fairlane and a decrease in bad debt expense. Interest expense decreased $1.4 million primarily due to a decrease in debt related to Fairlane and an increase in capitalized interest, partially offset by an increase in debt used to finance capital expenditures. Operating costs as presented in the preceding table differ from the amounts shown in the combined, summarized financial statements of the unconsolidated Joint Ventures (Note 4 to TRG's financial statements) by the amount of intercompany profit.

  As a result of the foregoing, net income of the Joint Ventures decreased by $2.5 million, or 3.5%, to $68.9 million. TRG's equity in net income of the Joint Ventures was $38.9 million, a 0.8% decrease from the comparable period in 1996.

Net Income
----------

  As a result of the foregoing, income before extraordinary item increased by $8.5 million, or 14.1%, to $68.8 million for the nine months ended September 30, 1997. In the third quarter of 1996, TRG recognized a $1.3 million extraordinary charge related to the prepayment of Fairlane's debt. Net income for the nine months ended September 30, 1997 was $68.8 million, a 16.6% increase from the comparable period in 1996.

Liquidity and Capital Resources

Taubman Centers, Inc.

  As of September 30, 1997, the Company had a cash balance of $9.1 million, the source of which was primarily TRG's distributions, and had incurred no indebtedness. During the first nine months of 1997 and 1996, the Company received distributions from TRG of $35.2 million and $30.6 million, respectively. On September 18, 1997, the Company declared a quarterly dividend of $0.23 per common share payable October 17, 1997 to shareholders of record September 30, 1997. As of September 30, 1997, the Company had 50.8 million common shares outstanding compared to 44.1 million at September 30, 1996.

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

  The tax status of total 1997 common dividends declared and to be declared, assuming continuation of a $0.23 per common share quarterly dividend, is estimated to be approximately 35% return of capital and approximately 65% of ordinary income. The Taxpayer Relief Act of 1997 has been considered in arriving at this estimate. The Company does not believe the new tax provisions will have any material effect on the tax status of the 1997 common dividends. This is a forward-looking statement and certain significant factors could cause the actual results to differ materially, including: 1) the amount of dividends declared; 2) changes in the Company's share of anticipated taxable income of TRG due to the actual results of TRG; 3) changes in the number of the Company's outstanding common shares; 4) property acquisitions or dispositions; 5) financing transactions, including refinancing of existing debt; and 6) changes in the Internal Revenue Code or its application.

  On October 3, 1997, the Company issued eight million shares of 8.3% Series A Preferred Stock under its $500 million equity shelf registration statement. Dividends accrue from the date of original issuance and are payable in arrears on or about the last day of each March, June, September, and December. The first dividend will be paid on December 31, 1997. The Company used the proceeds to acquire a Series A Preferred Equity interest in TRG that will entitle the Company to distributions (in the form of guaranteed payments) in amounts equal to the dividends payable on the Company's Series A Preferred Stock. The tax status of total 1997 dividends to be paid on Series A Preferred Stock is estimated to be 100% ordinary income.

TRG

  As of September 30, 1997, TRG had a cash balance of $1.2 million. In March 1997, TRG completed the renegotiation of the terms of its unsecured revolving credit facility available for general partnership purposes. The new terms increased the facility to $300 million from $200 million, reduced the current contractual interest rate by 60 basis points to LIBOR plus 90 basis points and extended the maturity until March 2000. Included in the credit facility is a competitive bid option program, which allows TRG to hold auctions among the banks participating in the facility for short term borrowings of up to $150 million. Borrowings under this facility at September 30, 1997 were $110 million. TRG also has available an unsecured bank line of credit of up to $30 million with borrowings of $5.3 million at September 30, 1997. This line expires in August 1998. TRG also has available a secured commercial paper facility of up to $75 million, all of which had been issued at September 30, 1997. Commercial paper is generally sold with a 30 day maturity. This facility is supported by a line of credit facility, which is renewable quarterly for a 12 month period.

  Proceeds from short term borrowings provided $189.5 million of funding for the first nine months of 1997 (including $123.9 million for the acquisition of Regency Square in September 1997) compared to $121.3 million in 1996 (including $103.6 million for the acquisitions of Paseo Nuevo in June 1996 and of interests in Fairlane Town Center in July 1996). Proceeds in both 1997 and 1996 were also used to fund capital expenditures for the Consolidated Businesses and contributions to Joint Ventures for construction costs.

  TRG has a medium-term note program under TRG's $500 million shelf registration statement. During July 1997, TRG issued $55 million of unsecured 10-year notes at a coupon rate of 7%. The net proceeds were used to pay down floating rate debt under TRG's revolving credit facilities. TRG issued $154 million of notes in the first nine months of 1996. Including the issuance in July 1997, TRG has issued a total of $342 million of notes since the program's inception in 1995.

  In January 1997, Arizona Mills, L.L.C. closed on a secured $145 million construction facility maturing in 2002. The loan bears interest at one month LIBOR plus 1.3%. The loan is hedged until maturity at a one month LIBOR cap rate of 9.5%. The payment of the principal and interest is guaranteed by each of the owners of Arizona Mills, L.L.C. to the extent of its respective ownership percentage. The loan agreement provides for the reduction of the amount guaranteed as certain center performance and valuation criteria are met. Borrowings on the facility at September 30, 1997 were $76.5 million. TRG owns a 37% interest in Arizona Mills, L.L.C.

  At September 30, 1997, TRG's debt and its beneficial interest in the debt of its Joint Ventures (excluding $58.9 million of capital lease obligations) totaled $1,633.3 million. As shown in the following table, $75.3 million of this debt was floating rate debt that remained unhedged at September 30, 1997. This debt was paid down in October with the net proceeds of the $200 million preferred equity issuance. Interest rates shown do not include amortization of debt issuance costs and interest rate hedging costs. These items are reported as interest expense in TRG's results of operations. In the aggregate, these costs accounted for 0.37% of the effective rate of interest on TRG's beneficial interest in debt at September 30, 1997. Included in TRG's beneficial interest in debt at September 30, 1997 is debt used to fund development and expansion costs. TRG's beneficial interest in assets on which interest is being capitalized totaled $170.1 million as of September 30, 1997. TRG's beneficial interest in capitalized interest was $3.5 million and $10.6 million for the three and nine months ended September 30, 1997, respectively.

                                          Beneficial Interest in Debt
                                ------------------------------------------------
                                    Amount   Interest LIBOR  Frequency  LIBOR
                                (In millions  Rate at  Cap   of Rate     at
                                 of dollars)  9/30/97  Rate   Resets   9/30/97
                                 ----------  --------  ----   ------  --------
Total beneficial interest
 in fixed rate debt              1,166.9(1)  7.53%(2)
Floating rate debt hedged
 via interest rate caps:
  Through January 1998             100.0     6.26(2)   6.50   Monthly      5.66%
  Through January 1998              65.0(3)  6.41      6.50   Monthly      5.66
  Through July 1998                 65.0     6.26(2)   8.35   Monthly      5.66
  Through October 1998              39.3     6.25      6.00   Three Months 5.78
  Through October 2001              25.0     6.11      8.55   Monthly      5.66
  Through January 2002              53.4     6.63(2)   9.50   Monthly      5.66
  Through July 2002                 43.4     6.72(2)   6.50   Monthly      5.66
Other floating rate debt            75.3     6.26(2)
                                 -------
Total beneficial interest
 in debt                         1,633.3     7.20(2)
                                 =======

(1) Includes TRG's $100 million floating rate notes due in November 1997, which were swapped to a fixed rate of 6.15% until maturity. The interest rate on the refinancing of this debt is hedged via an interest rate cap for the period November 1997 to December 1998 at a three month LIBOR cap rate of 6.5%. The notes were repaid in November 1997 with short term credit facilities.
(2) Denotes weighted average interest rate.
(3) This debt is additionally hedged via an interest rate cap for the period February 1998 through July 1999 at a one month LIBOR cap rate of 7%.

  In October 1997, the Company used the $200 million proceeds of its offering of Series A Preferred Stock to acquire a Series A Preferred Equity interest in TRG that will entitle the Company to distributions (in the form of guaranteed payments) in amounts equal to the dividends payable on the Company's Series A Preferred Stock. TRG bore all expenses of the offering, which will be accounted for as a reduction of the proceeds from the Series A Preferred Equity. TRG used the net proceeds to pay down floating rate debt under TRG's existing revolving credit and commercial paper facilities, which were used to fund the acquisition of Regency Square in September 1997.

  Also in October 1997, TRG closed on a three year $150 million construction facility for MacArthur Center, which is owned by a consolidated 70% owned venture. The loan bears interest at one month LIBOR plus 1.2%. The payment of the principal and interest is guaranteed by TRG. The loan agreement provides for the reduction of the amount guaranteed as certain center performance and valuation criteria are met.

  TRG's loan agreements and indenture contain various restrictive covenants, including limitations on the amount of secured and unsecured debt and minimum debt service coverage ratios, the latter being the most restrictive. TRG is in compliance with all of such covenants.

Distributions

  A principal factor considered by TRG in deciding upon distributions to partners is an amount, which TRG defines as Distributable Cash Flow, equal to EBITDA less TRG's Beneficial Interest Expense and non-real estate depreciation and amortization. This measure of performance is influenced not only by operations but also by capital structure. EBITDA is defined as TRG's beneficial interest in revenues, less operating costs before interest, depreciation and amortization, meaning TRG's pro rata share of this result for each of the Managed Businesses, after recording appropriate intercompany eliminations. TRG's Beneficial Interest Expense is defined as TRG's pro rata share of the interest expense on the debt of the Managed Businesses. Funds from Operations is calculated by adding the Company's beneficial interest in TRG's Distributable Cash Flow to the Company's other income, less the Company's operating expenses. EBITDA, Distributable Cash Flow and Funds from Operations do not represent cash flows from operations, as defined by generally accepted accounting principles, and should not be considered to be an alternative to net income as an indicator of operating performance or to cash flows from operations as a measure of liquidity. However, the National Association of Real Estate Investment Trusts suggests that Funds from Operations is a useful supplemental measure of operating performance for REITs.

  The following table summarizes TRG's Distributable Cash Flow and the Company's Funds from Operations for the three months ended September 30, 1996 and 1997:


                                   Three Months Ended September 30, 1996      Three Months Ended September 30, 1997
                                 -----------------------------------------  -----------------------------------------
                                           TRG                                        TRG
                                  CONSOLIDATED       JOINT                   CONSOLIDATED       JOINT
                                    BUSINESSES   VENTURES(1)       TOTAL:      BUSINESSES   VENTURES(1)        TOTAL:
                                 -----------------------------------------  -----------------------------------------
                                           (in millions of dollars)                  (in millions of dollars)
TRG's Net Income(2)                                                  19.6                                        23.0
Extraordinary Item                                                    1.3
Depreciation and Amortization(3)(4)                                  12.6                                        14.5
TRG's Beneficial Interest Expense(3)                                 25.0                                        26.9
                                 --                                 -----                                       -----
EBITDA                                   35.4        23.2            58.6            41.3        23.2            64.5
TRG's Beneficial Interest Expense(3)    (18.4)       (6.6)          (25.0)          (19.4)       (7.5)          (26.9)
Non-real estate depreciation             (0.5)                       (0.5)           (0.5)                       (0.5)
                                        -----       -----           -----           -----       -----           -----
Distributable Cash Flow                  16.5        16.6            33.1            21.4        15.7            37.1
                                        =====       =====           =====           =====       =====           =====

The Company's share of Distributable
 Cash Flow                                                           11.2                                        13.6
Other income/ expenses, net                                          (0.1)                                       (0.2)
                                                                    -----                                       -----
Funds from Operations                                                11.0                                        13.4
                                                                    =====                                       =====

(1) Amounts represent TRG's  beneficial interest  in the operations of its Joint
    Ventures.
(2) Includes TRG's share of a gain on a peripheral land sale of $0.6 million for the three months ended September 30, 1997. There were no land sales in the three months ended September 30, 1996.
(3) Amounts represent TRG's beneficial interest in depreciation and amortization and interest expense.
(4) Includes $0.8 million and $1.0 million of mall tenant allowance amortization in the third quarter of 1996 and 1997, respectively.
(5) Amounts may not add due to rounding.

   The following table summarizes TRG's Distributable Cash Flow and the Company's Funds from Operations for the nine months ended September 30, 1996 and 1997:



                                   Nine Months Ended September 30, 1996       Nine Months Ended September 30, 1997
                                 -----------------------------------------  -----------------------------------------
                                           TRG                                        TRG
                                  CONSOLIDATED       JOINT                   CONSOLIDATED       JOINT
                                    BUSINESSES   VENTURES(1)       TOTAL:      BUSINESSES   VENTURES(1)       TOTAL:
                                 -----------------------------------------  -----------------------------------------
                                           (in millions of dollars)                  (in millions of dollars)
TRG's Net Income(2)                                                  59.0                                        68.8
Extraordinary Item                                                    1.3
Depreciation and Amortization(3)(4)                                  35.0                                        40.3
TRG's Beneficial Interest Expense(3)                                 73.3                                        74.7
                                                                    -----                                       -----
EBITDA                                    99.9        68.7          168.6           115.3         68.5          183.8
TRG's Beneficial Interest Expense(3)     (52.7)      (20.6)         (73.3)          (54.0)       (20.7)         (74.7)
Non-real estate depreciation              (1.4)                      (1.4)           (1.6)                       (1.6)
                                         -----       -----          -----           -----        -----          -----
Distributable Cash Flow                   45.8        48.1           93.9            59.7         47.8          107.5
                                         =====       =====          =====           =====        =====          =====

The Company's share of Distributable
 Cash Flow                                                           32.5                                        39.4
Other income/ expenses, net                                          (0.5)                                       (0.6)
                                                                    -----                                       -----
Funds from Operations                                                32.0                                        38.9
                                                                    =====                                       =====

(1) Amounts represent  TRG's  beneficial interest in the operations of its Joint
    Ventures.
(2) Includes TRG's share of gains on peripheral land sales of $0.3 million and $2.5 million for the nine months ended September 30, 1996 and 1997, respectively.
(3) Amounts represent TRG's beneficial interest in depreciation and amortization and interest expense.
(4) Includes $2.4 million and $2.8 million of mall tenant allowance amortization for the nine months ended September 30, 1996 and 1997, respectively.
(5) Amounts may not add due to rounding.

  During the third quarter of 1997, EBITDA and Distributable Cash Flow were $64.5 million and $37.1 million, compared to $58.6 million and $33.1 million for the same period in 1996. TRG distributed $32.1 million to its partners in the third quarter of 1997, compared to $30.0 million in the same period of 1996. The Company's Funds from Operations for the third quarter of 1997 was $13.4 million, compared to $11.0 million for the same period in 1996.

  During the first nine months of 1997, EBITDA and Distributable Cash Flow were $183.8 million and $107.5 million, compared to $168.6 million and $93.9 million for the same period in 1996. TRG distributed $96.1 million and $88.1 million to its partners in the nine month periods ended September 30, 1997 and 1996, respectively. The Company's Funds from Operations for 1997 was $38.9 million, compared to $32.0 million for the same period in 1996.

  The Partnership Committee of TRG makes an annual determination of appropriate distributions for each year. The determination is based on anticipated Distributable Cash Flow available after guaranteed payments to the Company on TRG's Series A Preferred Equity, as well as financing considerations and such other factors as the Partnership Committee considers appropriate. Further, the Partnership Committee has decided that the growth in distributions will be less than the growth in Distributable Cash Flow for the immediate future.

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

Capital Spending

  Capital spending for routine maintenance of the Taubman Shopping Centers is generally recovered from tenants. Excluding acquisitions, planned capital spending by the Managed Businesses not recovered from tenants for 1997 is summarized in the following table:

                                                   1997
                            ----------------------------------------------------
                                                             TRG's Share of
                            Consolidated       Joint     Consolidated Businesses
                              Businesses    Ventures(1) and Joint Ventures(1)(2)
                            ----------------------------------------------------
                                          (in millions of dollars)
 Development, renovation,
  and expansion                    137.8(3)      168.8(4)          193.8
 Mall tenant allowances              6.5           4.3               8.8
 Pre-construction development
  and other                         12.4(5)        1.0              13.0
                                   -----         -----             -----
 Total                             156.7         174.1             215.3
                                   =====         =====             =====

(1) Costs are net of intercompany profits.
(2) Includes TRG's share of construction costs for Great Lakes Crossing (an 80% owned consolidated joint venture) and MacArthur (a 70% owned consolidated joint venture).
(3) Includes costs related to leasehold improvements at The Mall at Tuttle Crossing; excludes capital lease assets. Also includes construction costs for Great Lakes Crossing and MacArthur Center.
(4) Includes costs related to expansion projects at Westfarms and Cherry Creek. Also includes construction costs for Arizona Mills.
(5) Includes the costs to evaluate the redevelopment of Memorial City and required property expenditures under the terms of the lease.

  An expansion at Westfarms includes approximately 135 thousand square feet of mall GLA, which opened approximately 85% leased in August 1997, and Nordstrom as an anchor which opened in September 1997. The expansion cost approximately $100 million. An expansion at Cherry Creek includes a newly constructed Lord & Taylor store, which opened in November 1997, and the addition of 132 thousand square feet of mall GLA, which will open in the fall of 1998. The expansion is expected to cost approximately $50 million. TRG has a 79% and 50% ownership interest in Westfarms and Cherry Creek, respectively.

  At Biltmore, approximately 48 thousand square feet of new mall tenant space located in the building vacated when Saks Fifth Avenue moved to the I. Magnin site is completely leased and will be fully open in the fall of 1997. The project is expected to cost approximately $6 million.

  The Mall at Tuttle Crossing, a 980 thousand square foot Center in Columbus, Ohio, opened substantially leased in July 1997. The Center is anchored by Marshall Field's, Lazarus, JCPenney and Sears and cost approximately $115 million, including capital lease assets of $55 million.

  Arizona Mills, an enclosed value super-regional mall in Tempe, Arizona, will open in November 1997. The 1.2 million square foot value-oriented mall is expected to open approximately 90% leased and to cost approximately $190 million. TRG has a 37% ownership interest in Arizona Mills.

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

  MacArthur Center, a new Center being developed by TRG in Norfolk, Virginia, is expected to open in the spring of 1999. The Center is expected to open with 930 thousand square feet and will initially be anchored by Nordstrom and Dillard's. This Center is owned by a joint venture in which TRG has a 70% controlling interest and is projected to cost approximately $150 million.

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

  TRG's share of costs for development and expansion projects currently under construction and scheduled to be completed in 1998 and 1999 is anticipated to be as much as $190 million in 1998 and $45 million in 1999. TRG generally does not provide estimates of capital expenditures on individual projects until the total project cost has been approved and construction is underway or imminent.

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

  Based on a market value at December 31, 1996 and September 30, 1997 of $12.875 and $12.8125 per common share, the aggregate value of interests in TRG that may be tendered under the Cash Tender Agreement was approximately $954 million and $946 million, respectively. Purchase of these interests at September 30, 1997 would have resulted in the Company owning an additional 53% interest in TRG.

  The Company is not aware of any present intention of any partner to sell its interest in TRG under the Cash Tender Agreement.

                                     PART II

                                OTHER INFORMATION


Item 2.   Changes in Securities and Use of Proceeds.

            Effective October 3, 1997 (the Closing Date), the Company's Board of Directors, by an amendment to the Company's articles of incorporation, designated and established the terms of the Company's 8.30% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the Series A Preferred Stock). On the Closing Date, the Company issued in a registered public offering all of the authorized 8.0 million shares of the Series A Preferred Stock, each of which has a liquidation preference of $25.00. The Series A Preferred Stock ranks senior to the Company's common stock with respect to the payment of dividends and upon liquidation.

Item 6.   Exhibits and Reports on Form 8-K

      a)  Exhibits

             4(a)  --  Form  of   Amended   and   Restated   Articles   of
                       Incorporation (incorporated by reference to Exhibit 4 (a) to the Registrant's Post - Effective Amendment No. 1 to
                       Form S-3 Registration Statement No. 333-35433).

             4(b)  --  Form of The Amended and Restated Agreement of Limited
                       Partnership of The Taubman Realty Group Limited Partnership, as amended through September 30, 1997 (incorporated by reference to Exhibit 4 (c) to the Registrant's Post Effective Amendment No. 1 to Form S-3 Registration Statement No. 333-35433).

             10    --  Amended  and  Restated  Continuing  Offer, dated  as  of
                       September 30, 1997.

             11    --  Statement Re:  Computation of Per Share Earnings.

             12    --  Statement Re:  Computation of Ratios of Earnings to Fixed
                       Charges.

             27    --  Financial Data Schedule.

      b) Current Reports on Form 8-K.

            The Company voluntarily filed a current report on Form 8-K dated July 17, 1997 to report that TRG had reached an agreement to acquire for cash Regency Square shopping center, which is located in Richmond Virginia.

            The Company voluntarily filed a current report on Form 8-K dated September 4, 1997 (the "8-K"), to report the completion of TRG's acquisition of Regency Center. The 8-K included the following financial statements and pro forma information regarding the acquisition:

            Independent Auditors' Report.

            Regency Square, Historical Summary of Revenues and Direct Operating Expenses for the Year Ended December 31, 1996.

            Taubman Centers, Inc., Pro Forma Condensed Statement of Operations, Year Ended December 31, 1996, and the Six Months Ended June 30, 1997 (unaudited).

            The Taubman Realty Group Limited Partnership, Pro Forma Condensed Consolidated Balance Sheet, June 30, 1997 (unaudited).

            The Taubman Realty Group Limited Partnership, Pro Forma Condensed Consolidated Statement of Operations, Year Ended December 31, 1996 (unaudited).

            The Taubman Realty Group Limited Partnership, Pro Forma Condensed Consolidated Statement of Operations, Six Months Ended June 30, 1997 (unaudited).

            The Taubman Realty Group Limited Partnership, Statement of Estimated Taxable Operating Results of Regency Square and Estimated Cash to be Made Available by Operations of Regency Square for a Twelve Month Period Ended June 30, 1997 (unaudited).

            On July 10, 1997 the Company voluntarily filed a current report on Form 8-K/A dated July 19, 1996 relating to the acquisition of interests in Fairlane Town Center, for the sole purpose of filing exhibits.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                TAUBMAN CENTERS, INC.


Date:   November 13, 1997                 By:   /s/ Lisa A. Payne
                                                ---------------------
                                                Lisa A. Payne
                                                Executive Vice President and
                                                Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit
Number
------


4(a)  -- Form  of   Amended   and   Restated   Articles   of    Incorporation
         (incorporated by reference to Exhibit 4 (a) to the Registrant's Post - Effective Amendment No. 1 to Form S-3 Registration Statement No. 333-35433).

4(b)  -- Form of The Amended and Restated Agreement of  Limited  Partnership  of
         The Taubman Realty Group Limited Partnership, as amended through September 30, 1997 (incorporated by reference to Exhibit 4 (c) to the Registrant's Post Effective Amendment No. 1 to Form S-3 Registration Statement No. 333-35433).


10  --   Amended and Restated Continuing Offer, dated as of September 30, 1997.

11  --  Statement Re:  Computation of Per Share Earnings.

12  --  Statement Re:  Computation of Ratios of Earnings to Fixed Charges.

27  --  Financial Data Schedule.