Form 10-K
period 1997-12-31
TAUBMAN CENTERS INC
filed 1998-03-27
CIK 890319

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark one)

 |x| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1997.

                                    OR

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

Registrant's telephone number, including area code: (248) 258-6800 Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
           Title of each class                      on which registered
           -------------------                    -----------------------
              Common Stock,                       New York Stock Exchange
             $0.01 Par Value

        8.3% Series A Cumulative                  New York Stock Exchange
       Redeemable Preferred Stock,
             $0.01 Par Value

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

|x|          Indicate  by a  check  mark  if  disclosure  of  delinquent  filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of March 25, 1998, the aggregate market value of the 42,100,227 shares of Common Stock held by non-affiliates of the registrant was $542.0 million, based upon the closing price ($12 7/8) on the New York Stock Exchange composite tape on such date. (For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the registrant and certain other shareholders; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.) As of March 25, 1998, there were outstanding 50,828,785 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the proxy statement for the annual shareholders meeting to be held in 1998 are incorporated by reference into Part III.

                                    PART I

Item 1.  BUSINESS

The Company

  Taubman Centers, Inc. (the "Company" or "TCO") was incorporated in Michigan in 1973 and had its initial public offering ("IPO") in 1992. Upon completion of the IPO, the Company became the managing general partner of The Taubman Realty Group Limited Partnership ("TRG"). The Company has a 38.4% partnership interest in TRG (which has increased from 36.7% at December 31, 1997 because of TRG's redemption of a partner's interest in January 1998). The Company, through TRG, engages in the ownership, management, leasing, acquisition, development, and expansion of regional shopping centers ("Taubman Shopping Centers" or "Centers") and interests therein. TRG's portfolio, as of December 31, 1997, includes 25 urban and suburban Taubman Shopping Centers located in 12 states. Two additional
Centers are under construction and are expected to open in November 1998 and March 1999. Twenty-two of the Centers are "super-regional" centers because they have more than 800,000 square feet of gross leasable area. TRG also owns certain regional retail shopping center development projects and more than 99% of The Taubman Company Limited Partnership (the "Manager"), which manages the Taubman Shopping Centers and provides other services to TRG and the Company. See the table on pages 12 and 13 of this report for information regarding the Taubman Shopping Centers and TRG's interests in them.

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

Recent Developments

  For a discussion of business developments that occurred in 1997, see the response to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Business of the Company

  The Company, as managing general partner of TRG, is engaged in the ownership, management, leasing, acquisition, development and expansion of regional shopping centers.

  The Taubman Shopping Centers:

  o are strategically located in major metropolitan areas, many in communities that are among the most affluent in the country, including New York City, Chicago, Los Angeles, San Francisco, Denver, Columbus, Detroit, Miami, Phoenix, and Washington, D.C.;

  o range in size between 438,000 and 2.3 million square feet of GLA and between 133,000 and 942,000 square feet of Mall GLA. The smallest Center has approximately 50 stores, and the largest has approximately 250 stores. Of the 25 Centers, 22 are super-regional shopping centers;

  o have  approximately  3,400  stores   operated  by  its  mall  tenants  under
    approximately 1,250 trade names;

  o have 88 anchors, operating under 17 trade names;

  o lease approximately 76% of Mall GLA to national chains, including subsidiaries or divisions of The Limited (The Limited, Limited Express, Victoria's Secret, and others), The Gap (The Gap, Banana Republic, and others), and Woolworth Corporation (Foot Locker, Kinney Shoes, and others); and

  o are among the most productive (measured by mall tenants' average per square foot sales) in the United States. In 1997, mall tenants in the Taubman Shopping Centers portfolio had average per square foot sales of $384, which is substantially greater than the average for all regional shopping centers owned by public companies.

  The most important factor affecting the revenues generated by the Taubman Shopping Centers is leasing to mall tenants (primarily specialty retailers), which represents over 90% of revenues. Anchors account for approximately 5% of revenues because many own their stores and, in general, those that lease their stores do so at rates substantially lower than those in effect for mall tenants.

  TRG's ownership is concentrated in highly productive super-regional shopping centers. Of its 25 Centers, 19 had annual rent rolls at December 31, 1997 of over $10 million and 21 had annualized sales per square foot in excess of $300. The Company believes that this level of productivity in the Taubman Shopping Centers is indicative of their strong competitive position and is, in significant part, attributable to TRG's business strategy and philosophy. The Company believes that large shopping centers (including regional and especially super-regional shopping centers) are the least susceptible to direct competition because (among other reasons) anchors and large specialty retail stores do not find it economically attractive to open additional stores in the immediate vicinity of an existing location for fear of competing with themselves. In addition to the advantage of size, the Company believes that the Centers' success can be attributed in part to their other physical characteristics, such as design, layout, and amenities.

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

  TRG's strategy is carried out by the Manager, which is more than 99% beneficially owned by TRG and which has been engaged to provide property management and leasing services for the Taubman Shopping Centers and to provide corporate, development, administrative, and acquisition services for TRG and the Company. The Manager has been a leading developer and manager in the regional shopping center business for more than 25 years.

Potential For Growth

  The Company's principal objective is to enhance shareholder value, and it conducts all of its operations through TRG to achieve that result. TRG seeks to maximize the financial results of its dominant assets, while pursuing a growth strategy that includes the following key elements 1) an active new center development program, 2) strategic acquisitions, 3) expansion of the Centers, and
4) internal growth.

Development of New Centers
--------------------------

  The Company believes that TRG has attractive development opportunities and intends to continue to pursue an active program of regional shopping center development. The Company believes that TRG has the expertise, through the Manager, to develop economically attractive regional shopping centers through intensive analysis of local retail opportunities. TRG believes that the development of new centers is the best use of TRG's capital and an area in which TRG excels. At any time, TRG has numerous potential development projects in various stages, with the objective of opening, on average, one new center each year. During 1997, TRG's program of development produced the opening of two centers. In July, TRG opened The Mall at Tuttle Crossing, a super-regional shopping center located in Columbus, Ohio. This Center was 95% leased at year end. In November, TRG opened Arizona Mills, a value super-regional shopping center located in Tempe, Arizona. The Center opened 90% leased.

  Additionally, two centers from TRG's development program are currently under construction. In 1997, TRG began construction on Great Lakes Crossing, an enclosed value super-regional mall in Auburn Hills, Michigan, owned by a partnership in which TRG has an 80% controlling interest. The 1.4 million square foot Center is scheduled to open in November 1998, at an expected cost of approximately $210 million. Construction continues on MacArthur Center, a new Center in Norfolk, Virginia, which is expected to open in March 1999 with 930 thousand square feet of GLA. The three-level Center will initially be anchored by Nordstrom and Dillard's. The project is a joint venture in which TRG has a 70% controlling interest and is projected to cost approximately $150 million.

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

Strategic Acquisitions
----------------------

  TRG's objective is to acquire existing centers that are compatible with the quality of TRG's portfolio (or can be redeveloped to that level) and that satisfy TRG's strategic plans and pricing requirements. In 1997, TRG completed three acquisitions totaling over $356 million.

  In September 1997, TRG acquired Regency Square shopping center, the dominant fashion center in the greater Richmond, Virginia area, for $123.9 million.
Regency Square has 825,000 square feet of GLA and is anchored by Hecht's, JCPenney and Sears.

  In December 1997, TRG acquired The Falls shopping center in Miami for $156 million. Representing TRG's entry into the Florida market, The Falls is an 812,000 square foot Center, anchored by Bloomingdale's and Macy's.

  Also in December, TRG completed the $76.3 million acquisition of the participating leasehold interest in The Mall at Tuttle Crossing. Tuttle Crossing opened in July as the second of TRG's two properties in the Columbus, Ohio market.

  See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Acquisitions" and Note 3 to the Consolidated Financial Statements of TRG for further discussion of these acquisitions.

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

Expansions of the Taubman Shopping Centers
------------------------------------------

  A key element of growth is the strategic expansion of existing properties to update and enhance their market positions, by replacing or adding new anchor stores or increasing mall tenant space. Most of the Taubman Shopping Centers have been designed to accommodate expansions. Expansion projects can be as significant as new shopping center construction in terms of scope and cost, requiring governmental and existing anchor store approvals, design and engineering activities, including rerouting utilities, providing additional parking areas or decking, acquiring additional land, and relocating anchors and mall tenants (all of which must take place with a minimum of disruption to existing tenants and customers). In 1997, for example, TRG opened a 135,000 square foot expansion at Westfarms in August (followed by a new Nordstrom in September) and new mall stores totaling 50,000 square feet of Mall GLA at Biltmore throughout the year. Additionally, construction is in process at Cherry Creek, where a 132,000 square foot expansion of the Mall GLA will open in the fall of 1998.

  Consolidation of department stores has also strengthened TRG's portfolio, as retailers continue to be attracted to TRG's dominant and highly productive locations. A recent department store conversion includes Bloomingdale's at Beverly Center, which opened in March of 1997.

  The  following  table  includes   information   regarding  TRG's  development,
acquisition, and expansion activities during 1997 and 1996.

Developments:

  Completion Date       Center                     Location
  ---------------       ------                     --------

  July 1997             Tuttle Crossing            Columbus, Ohio
  November 1997         Arizona Mills              Tempe, Arizona
  November 1998         Great Lakes Crossing       Auburn Hills, Michigan
  March 1999            MacArthur Center           Norfolk, Virginia

Acquisitions:

  Completion Date       Center                     Location
  ---------------       ------                     --------

  June 1996             Paseo Nuevo (1)            Santa Barbara, California
  July 1996             Fairlane Town Center (2)   Dearborn, Michigan
  December 1996         La Cumbre Plaza            Santa Barbara, California
  September 1997        Regency Square             Richmond, Virginia
  December 1997         Tuttle Leasehold           Columbus, Ohio
  December 1997         The Falls (3)              Miami, Florida

Expansions and Anchor Conversions:

  Completion Date       Center                     Location
  ---------------       ------                     --------

  June 1996             Biltmore (4)               Phoenix, Arizona
  August 1996           Fair Oaks (5)              Fairfax, Virginia
  August 1996           Lakeforest (5)             Gaithersburg, Maryland
  November 1996         Marley Station (6)         Anne Arundel County, Maryland
  November 1996         Stoneridge (6)             Pleasanton, California
  March 1997            Beverly Center (7)         Los Angeles, California
  August 1997           Westfarms (8)              West Hartford, Connecticut
  November 1997         Cherry Creek (9)           Denver, Colorado
  December 1997         Biltmore (10)              Phoenix, Arizona

------------------

(1) Broadway converted to Macy's immediately prior to TRG's acquisition of Paseo Nuevo.
(2)  Acquired partner's 75% interest in the Center.
(3) Completely redeveloped and expanded in 1996 before TRG's acquisition of The Falls.
(4)  Broadway converted to Macy's.
(5)  Woodward & Lothrop converted to Lord & Taylor.
(6)  Sears opened new store.
(7)  Broadway converted to Bloomingdale's.
(8) 135,000 square foot expansion followed by the opening of a new Nordstrom in September.
(9) Lord & Taylor opened new and expanded store. Additional 132,000 square foot expansion of mall tenant space will open in the Fall of 1998.
(10) 50,000 square foot expansion of mall tenant space completed.

Internal Growth
---------------

  The Taubman Shopping Centers are among the most productive in the nation, when measured by mall tenant's average sales per square foot. Higher sales per square foot enable mall tenants to remain profitable while paying occupancy costs that are a greater percentage of total sales. As leases expire at the Centers, TRG has consistently been able, on a portfolio basis, to lease the available space to an existing or new tenant at higher rates.

  Augmenting this growth, TRG is pursuing a number of new sources of revenue from the Taubman Shopping Centers. For example, TRG expects increased revenue from its specialty leasing efforts. In recent years a new industry -- beyond traditional carts and kiosks -- has evolved, with more and better quality specialty tenants. TRG has put in place a company-wide program to maximize this opportunity.

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

                                            Store        Store     Difference
                                All       Closings     Openings      Between
                                Mall       During       During     Opening and
                               Tenants      Year         Year     Closing Rents
                               -------      ----         ----     -------------
                               Average     Average      Average      Average
                                Base     Annualized   Annualized   Annualized
                                Rent      Base Rent    Base Rent    Base Rent
                                ----      ---------    ---------    ---------

1997 (1)...................    $38.79      $37.62       $41.67       $ 4.05
1996 (1)...................    $37.90      $33.39       $42.39       $ 9.00
1995 (1)...................    $36.33      $32.96       $41.27       $ 8.31
1994 (2)...................    $34.72      $30.46       $41.02       $10.56
1993 (3)...................    $32.64      $29.56       $35.86       $ 6.30

(1)  Includes 18 centers owned and open prior to January 1, 1991.
(2)  Includes 17 centers owned and open prior to January 1, 1990.
(3)  Includes 16 centers owned and open prior to January 1, 1989.

  Average annualized rent on stores opening in 1997 excludes rent on stores with greater than 40,000 square feet. TRG anticipates that the spread in 1998 will be somewhat higher than in 1997. However, this statistic is difficult to predict in part because TRG's leasing policies and practices may result in early lease terminations with actual average closing rents which may vary from the average rent per square foot of scheduled lease expirations. In addition, the opening or closing of large tenant spaces, which generally pay a lower rent per square foot, can significantly affect the spread in a given year.

Lease Expirations

  The following table shows lease expirations based on information available as of December 31, 1997 for the next ten years for the Taubman Shopping Centers in operation at that date:

                                                                                          Percent of
                                                     Annualized Base  Annualized Base    Total Leased
                                                         Rent Under      Rent Under      Square Footage
Lease Expiration  Number of Leases    Leased Area     Expiring Leases  Expiring Leases   Represented by
      Year            Expiring     in Square Footage   (in thousands)  Per Square Foot  Expiring Leases
      ----            --------     -----------------   --------------  ---------------  ---------------
      1998 (1)          173               423,828         $ 14,527          $ 34.27           4.5%
      1999              281               749,483           27,081            36.13           7.9%
      2000              346               845,160           31,682            37.49           8.9%
      2001              335               825,406           33,050            40.04           8.7%
      2002              376               920,849           36,971            40.15           9.7%
      2003              362             1,037,080           41,446            39.96          11.0%
      2004              310               996,685           41,044            41.18          10.5%
      2005              318             1,029,162           42,362            41.16          10.9%
      2006              198               612,522           25,835            42.18           6.5%
      2007              258               913,452           35,264            38.61           9.7%

(1) Excludes leases that expire in 1998 for which renewal leases or leases with replacement tenants have been executed as of December 31, 1997.

  The Company believes that the information in the table is not necessarily indicative of what will occur in the future because of several factors, but principally because TRG's leasing policies and practices create a significant level of early lease terminations at the Taubman Shopping Centers. For example, the average remaining term of the leases that were terminated during the period 1992 to 1997 was approximately 1.9 years. The average term of leases signed during 1997 and 1996 was approximately 7.3 years.

  In addition, mall tenants at Taubman Shopping Centers may seek the protection of the bankruptcy laws, which could result in the termination of such tenants' leases and thus cause a reduction in the cash flow generated by the Taubman Shopping Centers. Prior to 1992, such bankruptcies had not affected more than 3% of leases in the Taubman Shopping Centers in any one calendar year. In 1997, approximately 1.5% of leases were so affected compared to 2.8% in 1996, 3.2% in 1995, 3.1% in 1994 and 4.0% in 1993. Since 1991, the annual provision for losses on accounts receivable has been less than 2% of TRG's annual revenues.

Occupancy

  Mall tenant average occupancy rates of the Taubman Shopping Centers for the last five years are as follows:

                 Year                 Mall Tenant Average Occupancy
                 ----                 -----------------------------
                 1997                             87.6%
                 1996                             87.4%
                 1995                             88.0%
                 1994                             86.6%
                 1993                             86.5%

  Historically, average annual occupancy for TRG as a whole has been within a narrow band. In the last ten years, average annual occupancy has ranged between 86.5% and 88.7%.

Major Tenants

  The combined operations of The Limited, Inc. accounted for approximately 12% of leased Mall GLA as of December 31, 1997 and for approximately 10% of the 1997 base rent. The largest of these, in terms of square footage and rent, is The Limited, which accounted for approximately 2.3% of leased Mall GLA and 2.1% of 1997 base rent. No other single retail company accounted for more than 4% of leased Mall GLA or 1997 base rent.

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

  Cherry Creek is situated on land that was used as a landfill prior to 1950. Because of the past use of the site as a landfill, the site is listed on the United States Environmental Protection Agency's Comprehensive Environmental Response, Compensation and Liability Information System list.

  In the summer of 1997, geotechnical drilling activities were undertaken in the former gasoline station area as part of a parking lot expansion at the southeastern corner of the Cherry Creek site. The geotechnical soil samples were observed to have petroleum odors and staining. A subsurface environmental investigation subsequently revealed a limited zone of hydrocarbon contaminated soils, with no significant impacts to groundwater. Discussions with the Colorado Department of Labor and Employment, Oil Inspection Section, held in September 1997, resulted in a "passive retardation" remedial approach that relies on natural processes to degrade the hydrocarbon contamination. A Corrective Action Plan was submitted in February 1998 that proposes monitoring the soil and groundwater quarterly for a period of two years. Acceptance of the plan is anticipated by May 1998. Implementation of the plan poses no constraints to the current expansion activity.

  Paseo Nuevo is located in an area of known groundwater contamination by tetrachloroethylene ("PCE"). The groundwater under and around the site was monitored for six years before, during, and after construction of the center. No on-site sources of PCE were identified during construction. The Regional Water Quality Control Board has given approval to discontinue the monitoring program because the PCE levels remained relatively constant over the six-year period and do not exceed the state standard for PCE in drinking water.

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

Personnel

  The Company has engaged the Manager to provide certain management, accounting, and other administrative services to the Company. TRG has engaged the Manager to provide real estate management, acquisition, development, and administrative services required by (or of) TRG or any of its properties.

  As of December 31, 1997, the Manager had 449 full-time employees. The following table provides a breakdown of employees by operational areas as of December 31, 1997:

                                                   Number Of Employees
                                                   -------------------

           Property Management...............             188
           Leasing...........................              73
           Development.......................              47
           Financial Services................              77
           Other ............................              64
                                                          ---
                 Total.......................             449
                                                          ===


The Manager considers its relations with its employees to be good.

Item 2.  PROPERTIES

Taubman Shopping Centers

Ownership

  The following table sets forth certain information about each of the Taubman Shopping Centers. The table includes only Centers in operation at December 31, 1997. Excluded from this table are Great Lakes Crossing, which will open in November 1998, and MacArthur Center, which will open in March 1999. Also excluded is Memorial City Mall, a development project. Centers are owned in fee other than: Beverly Center, Cherry Creek, Columbus City Center, La Cumbre Plaza and Paseo Nuevo, which are held under ground leases expiring between 2028 and 2083 (exclusive of three ten-year renewal options at Columbus City Center), and a portion of the parking area at Hilltop (the ground lease of which expires in 2073).

  Certain of the Centers are partially owned through joint ventures. Generally, TRG's joint venture partners have ongoing rights with regard to the disposition of TRG's interest in the joint ventures, as well as the approval of certain major matters.

                                                                                          TRG's %   Percent of Mall
                                                Sq. Ft of GLA/                           Ownership    GLA Occupied
                                                   Mall GLA     Year Opened/   Year       as of          as of        1997 Rent (1)
Centers                 Anchors                as of 12/31/97     Expanded   Acquired    12/31/97      12/31/97      (in Thousands)
-------                 -------                --------------   -----------  --------   ----------   ------------   ---------------

Beverly Center           Bloomingdale's, Macy's     908,000/         1982                     70%(2)       92%          $ 24,797
Los Angeles, CA                                     600,000

Biltmore Fashion Park    Macy's, Saks Fifth         569,000/       1963/1992/   1994         100%          95%            10,071
Phoenix, AZ              Avenue                     330,000           1997

Briarwood                Hudson's, JCPenney,        990,000/       1973/1980                 100%          95%            12,433
Ann Arbor, MI            Jacobson's, Sears          369,000

Cherry Creek             Foley's, Lord & Taylor,    903,000/          1990                    50%          96%            18,306
Denver, CO               Neiman Marcus, Saks        430,000 (3)(4)
                         Fifth Avenue

Columbus City Center     Jacobson's, Lazarus,     1,209,000/          1989                   100%          98%            16,335
Columbus, OH             Marshall Field's           415,000

Fair Oaks                Hecht's, JCPenney, Lord  1,398,000/       1980/1987/                 50%          88%            18,409
Fairfax, VA              & Taylor, Sears            582,000           1988
(Washington, D.C.
 Metropolitan Area)

Fairlane Town Center     Hudson's, JCPenney,      1,484,000/(5)    1976/1978/                100%          79%            13,632
Dearborn, MI             Lord & Taylor, Saks        594,000           1980
(Detroit Metropolitan    Fifth Avenue, Sears
 Area)

The Falls                Bloomingdale's, Macy's     812,000/       1980/1996    1997         100%          90%               884(1)
Miami, FL                                           357,000

Hilltop                  JCPenney, Macy's, Sears  1,096,000/       1976/1991                 100%          85%             5,811
Richmond, CA                                        367,000
(San Francisco
 Metropolitan Area)

La Cumbre Plaza          Robinsons-May, Sears       478,000/       1967/1989    1996         100%          95%             4,042
Santa Barbara, CA                                   178,000

Lakeforest               Hecht's, JCPenney, Lord  1,107,000/       1978/1992                 100%          88%            13,045
Gaithersburg, MD         & Taylor, Sears            437,000
(Washington, D.C.
 Metropolitan Area)

Lakeside                 Crowley's, Hudson's,     1,474,000/       1976/1980                  50%          88%            16,398
Sterling Heights, MI     JCPenney, Lord &           513,000
(Detroit Metropolitan    Taylor, Sears
 Area)

----------------------------

(1)  Includes  minimum and percentage rent for the year ended December 31, 1997.
     Excludes rent from certain peripheral properties. For Centers opened or acquired in 1997, the amounts reflect rents for the period subsequent to the opening or acquisition date. 1997 openings and acquisitions include The
     Mall at Tuttle Crossing (July),  Regency Square (September),  Arizona Mills
     (November), and The Falls (December).

(2)  TRG has an option to acquire  the  remaining  30%.  The  results of Beverly
     Center are consolidated in TRG's financial statements.

(3) GLA excludes approximately 166,000 square feet for the renovated buildings on adjacent peripheral land.

(4) An expansion of the Center of approximately 132,000 square feet of Mall GLA will open in the fall of 1998.

(5) A 30-screen theater will be added and is anticipated to open by the summer of 1999.







                                                                                          TRG's %   Percent of Mall
                                                Sq. Ft of GLA/                           Ownership    GLA Occupied
                                                   Mall GLA     Year Opened/   Year       as of          as of        1997 Rent (1)
Centers                 Anchors                as of 12/31/97     Expanded   Acquired    12/31/97      12/31/97      (in Thousands)
-------                 -------                --------------   -----------  --------   ----------   ------------   ---------------

Marley Station           Hecht's, JCPenney,       1,088,000/       1987/1994/                100%           77%           $ 9,447
Anne Arundel County, MD  Macy's, Sears              375,000           1996
(Washington, D.C.
Metropolitan Area)

Meadowood Mall           JCPenney, Macy's (two      889,000/       1979/1995                 100%           93%             9,666
Reno, NV                 locations), Sears          312,000

Paseo Nuevo              Macy's, Nordstrom          438,000/          1990      1996         100%           88%             4,193
Santa Barbara, CA                                   133,000

Regency Square           Hecht's (two               825,000/       1975/1987    1997         100%          100%             2,888(1)
Richmond, VA             locations), JCPenney,      238,000
                         Sears

The Mall at Short Hills  Bloomingdale's,          1,372,000/       1980/1994/                100%           96%            31,095
Short Hills, NJ          Macy's, Neiman Marcus,     550,000           1995
                         Nordstrom, Saks Fifth
                         Avenue

Stamford Town Center     Filene's, Macy's,          875,000/          1982                    50%           90%            15,678
Stamford, CT             Saks Fifth Avenue          382,000

Stoneridge               JCPenney, Macy's (two    1,291,000/       1980/1990/                100%           92%            15,608
Pleasanton, CA           locations), Nordstrom,     449,000           1996
(San Francisco           Sears
Metropolitan Area)

The Mall at Tuttle       JCPenney, Lazarus,         974,000/          1997                   100%           93%             5,748(1)
Crossing                 Marshall Field's,          383,000
Columbus, OH             Sears

Twelve Oaks Mall         Hudson's, JCPenney,      1,224,000/       1977/1980                  50%           95%            18,729
Novi, MI                 Lord & Taylor, Sears       486,000
(Detroit Metropolitan
 Area)

Westfarms                Filene's, Filene's       1,298,000/       1974/1997                  79%           83%            17,230
West Hartford, CT        Men's Store/Furniture      528,000
                         Gallery, JCPenney, Lord
                         & Taylor, Nordstrom

Woodfield                JCPenney, Lord &         2,267,000/       1971/1972/                 50%           89%            35,286
Schaumburg, IL           Taylor, Marshall           942,000           1995
(Chicago Metropolitan    Field's, Nordstrom,
 Area)                   Sears

Woodland                 Hudson's, JCPenney,      1,094,000/       1968/1974/                 50%           96%            13,843
Grand Rapids, MI         Sears                      369,000        1984/1989

Value Center:
------------

Arizona Mills            Off 5th Saks,            1,157,000/          1997                    37%           80%             2,611(1)
Tempe, AZ                Rainforest Cafe,           531,000
(Phoenix Metropolitan    JCPenney Outlet,
 Area)                   Oshman's Supersports     ---------
                         USA, GameWorks,
                         Harkins Cinemas

                     Total GLA/Total Mall GLA:   27,220,000/
                                                 10,850,000
                 Average GLA/Average Mall GLA:    1,089,000/
                                                    434,000

Anchors

    The following table summarizes certain information regarding the anchors at the Taubman Shopping Centers.

                            Number of         12/31/97 GLA
  Name                    Anchor Stores       (in thousands)     % of GLA
  ----                    -------------       -------------      --------

Federated
    Macy's                      12                2,156
    Lazarus                      2                  658
    Bloomingdale's               3                  604
                                --               ------
      Total                     17                3,418            13.1%

Sears                           15                3,099            11.9%

JCPenney                        15                2,710            10.4%

May Company
    Lord & Taylor                8                1,035
    Hecht's                      5                  749
    Filene's                     2                  379
    Filene's Men's Store/
       Furniture Gallery         1                   80
    Foley's                      1                  178
    Robinsons-May                1                  150
                                --               ------
      Total                     18                2,571             9.9%

Dayton Hudson
    Hudson's                     5                1,040
    Marshall Field's             3                  686
                                --               ------
      Total                      8                1,726             6.6%

Nordstrom                        5(1)               877             3.4%

Saks                             5                  450             1.7%

Jacobson's                       2                  221             0.8%

Neiman Marcus                    2                  216             0.8%

Crowley's                        1                  115             0.4%
                                --               ------            ----
    Total                       88               15,403            59.1%
                                ==               ======            ====


(1) An additional Nordstrom store will be added along with Dillard's in connection with the development of MacArthur Center.

Mortgage Debt

  The following table sets forth certain information regarding the mortgages encumbering the Taubman Shopping Centers as of December 31, 1997. All mortgage debt in the table below is nonrecourse to TRG, except for debt encumbering Arizona Mills and MacArthur Center. TRG has guaranteed the payment of principal and interest on the mortgage debt of these Centers (the guarantee on the Arizona Mills mortgage is limited to the extent of TRG's 37% ownership interest in the joint venture owning the Center). The loan agreements provide for the reduction of the amounts guaranteed as certain center performance and valuation criteria are met. Biltmore, Hilltop and Stoneridge are also encumbered by assessment bonds totaling approximately $4.8 million, which are not included in the table.

                                          Principal
                                           Balance       Annual Debt                 Balance Due      Earliest
Centers Consolidated in      Interest   as of 12/31/97     Service       Maturity    on Maturity     Prepayment
TRG's Financial Statements     Rate        (000's)         (000's)         Date        (000's)          Date
--------------------------     ----        -------         -------         ----        -------          ----
Beverly Center                  8.36%     $146,000      Interest Only    07/15/04     $146,000    30 Days' Notice(1)
Columbus City Center            7.00%        8,022              $ 725    08/01/19            0        At Any Time(2)
MacArthur Center (70%)       Floating       42,241(3)   Interest Only    10/27/00       42,241     4 Days' Notice(2)
Stoneridge                   Floating(4)    74,762      Interest Only         (4)       75,000                   (4)

Centers Owned by Unconsolidated
Joint Ventures/TRG's % Ownership
--------------------------------
Arizona Mills (37%)          Floating(5)   121,991(5)   Interest Only    02/01/02       121,991    5 Days' Notice(2)
Cherry Creek (50%)           Floating(6)   130,000      Interest Only    08/01/98       130,000    4 Days' Notice(2)
Fair Oaks (50%)                 9.00%       39,119              4,304    12/01/16             0          12/01/97(7)
Lakeside  (50%)                 6.47%       88,000      Interest Only    12/15/00        88,000   30 Days' Notice(1)
Stamford Town Center (50%)     11.69%(8)    55,630              7,207    12/01/17             0          01/01/00(9)
Twelve Oaks Mall (50%)       Floating(10)   49,940      Interest Only    10/15/01        50,000   30 Days' Notice(2)
Westfarms (79%)                 7.85%      100,000      Interest Only    07/01/02       100,000          07/01/98(11)
                             Floating(12)   51,792(12)  Interest Only    07/01/02        51,792    4 Days' Notice(2)
Woodfield  (50%)             Floating(13)  172,000      Interest Only    10/13/98       172,000   30 Days' Notice(2)
Woodland  (50%)                 8.20%       66,000      Interest Only    05/15/04        66,000   30 Days' Notice(1)

------------------------
(1)  Debt may be prepaid with a yield maintenance prepayment penalty.
(2)  Prepayment can be made without penalty.
(3)  The loan is a  construction  facility with a maximum  availability  of $150 million.
(4)  Commercial paper facility.  The maximum  availability under the facility is
     $75 million. Commercial paper is generally sold with a 30 day maturity.
(5)  The loan is a  construction  facility with a maximum  availability  of $145 million.  The rate is capped at 9.5% until  maturity,  plus credit  spread, based on one month LIBOR.
(6)  The rate is capped at 6.5% through  January 1998 and from  February 1998 to maturity at 7%, plus credit spread, based on one month LIBOR.
(7)  The mortgage was prepayable on 12/01/97 (the earliest prepayment date) with a penalty of 4.5% of outstanding principal. In March 1998, the mortgage was extinguished with the proceeds of a $140 million,  6.60%, secured financing maturing  2008.  The net  proceeds  were  also  used to pay the  prepayment penalty of  approximately  $1.8  million.  In  addition,  proceeds  of $5.6 million were used to close out a treasury  lock  agreement  entered into in
     1997, which resulted in an effective rate on the financing of approximately
     7%. The remaining  proceeds were distributed to the owners.
(8)  The  lender  is  entitled  to  contingent  interest  equal to 20% of annual applicable receipts in excess of approximately $9.0 million.
(9)  The mortgage has a  prepayment  penalty of 6%,  declining by one-half of 1%
     for each year after the  earliest  prepayment  date,  reducing to a minimum penalty  of 1%,  plus an  amount  equal to ten  times  the  greater  of (i)
     contingent interest payable for the year immediately  preceding  prepayment or (ii) the  average  amount of  contingent  interest  for the three  years immediately prior to prepayment.
(10) The rate is capped at 8.55% until  maturity,  plus credit spread,  based on one month LIBOR.
(11) If the  loan  is  prepaid  between  7/1/98  and  1/3/02  there  is a  yield maintenance prepayment penalty.
(12) The loan is a  construction  facility  with a maximum  availability  of $55 million. The rate on the construction  facility is capped until maturity at
     6.5%, plus credit spread.
(13) The interest  rate on $93.5 million was swapped to maturity at an effective annual rate of 5.4%.  The rate on the balance of the  financing,  which has been capped at a maximum annual rate,  including credit spread,  of 6.5% to maturity, floats at a rate of three month LIBOR plus 0.5%.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None


                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The common stock of Taubman Centers, Inc. is listed and traded on the New York Stock Exchange (Symbol: TCO). As of March 25, 1998, the 50,828,785 outstanding shares of Common Stock were held by 682 holders of record. The following table presents the dividends declared and range of share prices for each quarter of 1997 and 1996.


                                           Market Quotations
                                    ------------------------------
          1997 Quarter Ended        High        Low      Dividends
          ------------------        ----        ---      ---------

          March 31                  $15         $12 3/8    $0.23

          June 30                    13 5/8      12 5/8     0.23

          September 30               13 11/16    12 1/2     0.23

          December 31                13 7/16     11 5/8     0.235



                                           Market Quotations
                                    ------------------------------
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

                                                              Year ended December 31
                                            ----------------------------------------------------------
                                               1997        1996        1995        1994        1993
                                               ----        ----        ----        ----        ----
                                                    (In thousands of dollars, except as noted)
STATEMENT OF OPERATIONS DATA:
I. TAUBMAN CENTERS, INC. (TCO)
  Income before extraordinary items
   from investment in TRG:
    Equity in TRG's income allocable
     to partnership unitholders              25,291       21,368       19,831       17,654       15,904
    Series A Preferred Equity interest
     in TRG                                   4,058
  Other income/expenses, net                   (687)        (638)        (564)        (640)        (830)
                                            -------      -------      -------      -------      -------
  Income before extraordinary items          28,662       20,730       19,267       17,014       15,074
  Equity in TRG's extraordinary items                       (444)       5,836      (16,087)      (3,400)
                                            -------      -------      -------      -------      -------
  Net income                                 28,662       20,286       25,103          927       11,674
  Preferred dividends                        (4,058)
                                            -------      -------      -------      -------      -------
  Net income available to common
   shareowners                               24,604       20,286       25,103          927       11,674
                                            =======      =======      =======      =======      =======
  Income before extraordinary items
   per common share (1)                        0.48         0.47         0.44         0.38         0.34
  Net income per common share (1)              0.48         0.46         0.57         0.02         0.26
  Dividends per common share declared         0.925         0.89         0.88         0.88         0.88
  Weighted average number of common
   shares outstanding                    50,737,333   44,444,833   44,249,617   44,589,709   44,589,913
  Number of common shares outstanding
   at end of period                      50,759,657   50,720,358   44,134,913   44,570,913   44,589,913
  Ownership percentage of TRG
   at end of period                           36.70%       36.68%       35.10%       35.10%       35.97%

II. TRG
  Revenues                                  313,426      263,696      228,918      197,134      177,107
  Operating Costs                           270,402      231,355      207,159      176,194      161,934
  Equity in income before
   extraordinary items of
   Unconsolidated Joint Ventures             52,270       51,753       57,940       51,263       54,153
                                            -------      -------      -------      -------      -------
  Income before extraordinary items          95,294       84,094       79,699       72,203       69,326
  Extraordinary items (2)                                 (1,328)      16,627      (44,731)      (9,454)
                                            -------      -------      -------      -------      -------
  Net income                                 95,294       82,766       96,326       27,472       59,872
  Preferred distributions to TCO             (4,058)
                                            -------      -------      -------      -------      -------
  Net income available to unitholders        91,236       82,766       96,326       27,472       59,872
                                            =======      =======      =======      =======      =======
  Income before extraordinary items
   per unit of partnership interest (1)        0.66         0.65         0.64         0.59         0.57
  Net income per unit of partnership
   interest (1)                                0.66         0.64         0.77         0.22         0.49
  Weighted average number of units of
   partnership interest
    outstanding (3)                     138,271,014  128,579,312  125,459,939  122,509,799  122,418,156
  Number of units of partnership
   interest outstanding
   at end of period (3)                 138,299,310  138,251,907  125,459,939  125,459,939  122,418,156
  Distributions to partnership
   unitholders                              128,094      119,099      116,225      113,479      110,939
  Preferred distributions to TCO              4,058

III. UNCONSOLIDATED JOINT VENTURES
  Revenues (4)                              258,783      265,336      291,144      268,815      268,563
  Operating Costs (4)                       166,402      171,063      183,814      174,950      167,846
                                            -------      -------      -------      -------      -------
  Income before extraordinary items          92,381       94,273      107,330       93,865      100,717
                                            =======      =======      =======      =======      =======
  TRG's share of income before
   extraordinary items                       52,270       51,753       57,940       51,263       54,153
                                            =======      =======      =======      =======      =======

                                                                 As of December 31
                                            ----------------------------------------------------------
                                               1997        1996        1995        1994        1993
                                               ----        ----        ----        ----        ----
                                                    (In thousands of dollars, except as noted)
BALANCE SHEET DATA:
I. TAUBMAN CENTERS, INC.
  Investment in TRG                         547,859      369,131      307,190      322,316      361,568
  Total assets                              556,824      378,527      315,076      333,316      371,609

II. TRG
  Real estate before accumulated
   depreciation                           1,593,350    1,136,416      926,207      843,960      665,978
  Total assets                            1,396,826      978,262      804,356      739,811      574,456
  Total debt and capital lease
   obligation (5)                         1,284,327    1,041,254      969,667      872,158      695,517






                                                             Year Ended December 31
                                            ----------------------------------------------------------
                                               1997        1996        1995        1994        1993
                                               ----        ----        ----        ----        ----
                                                    (In thousands of dollars, except as noted)
SUPPLEMENTAL INFORMATION:
I. TAUBMAN CENTERS, INC.
  Funds from Operations (6)                  53,137       44,104       40,798       38,989       37,024

II. TRG
  EBITDA (6)                                255,743      229,811      216,130      186,657      174,714
  TRG's Beneficial Interest Expense (6)     102,902       98,192       96,254       74,322       67,407
  Distributable Cash Flow (6)               146,701      129,714      117,847      110,257      105,237

  Consolidated Coverage Ratio (7)               2.5          2.3          2.2          2.5          2.6

  Ratio of Earnings to Fixed Charges
   and Preferred Distributions                  1.6          1.7          1.7          1.7          1.9

OPERATING DATA:
  Mall tenant sales (8)                   3,086,259    2,827,245    2,739,393    2,561,555    2,483,342
  Sales per square foot (8)                     384          377          364          348          338
  Number of shopping centers at end
   of period                                     25           21           19           20           19
  Ending Mall GLA in thousands of
   square feet                               10,850        9,250        8,996        9,088        8,823
  Average occupancy                            87.6%        87.4%        88.0%        86.6%        86.5%
  Ending occupancy                             90.3%        88.0%        89.4%        89.3%        88.7%
  Leased space (9)                             92.3%        89.0%        90.6%        90.9%        90.1%
  Average base rent per square
   foot (10):
   All mall tenants                          $38.79       $37.90       $36.33       $34.72        $32.64
   Stores closing during year                $37.62       $33.39       $32.96       $30.46        $29.56
   Stores opening during year                $41.67       $42.39       $41.27       $41.02        $35.86

--------------------------

(1)  TCO's basic and diluted  earnings per share  amounts are equal,  except for
     1993,  for which diluted  income before  extraordinary  items per share was
     0.33. TRG's basic and diluted  earnings per unit amounts are equal,  except for 1993, for which diluted income before  extraordinary items per unit and diluted net income per unit were 0.56 and 0.48, respectively.
(2)  In 1995, TRG recognized an $18.9 million  extraordinary gain related to the disposition of Bellevue Center and the related extinguishment of debt. Also included in extraordinary  items are extraordinary  charges in 1993 through
     1996 related to the extinguishment of debt.
(3)  Effective  September 30, 1997,  TRG split its existing units of partnership interest  at a  ratio  of  1,975.08  to  one,  establishing  a  one-for-one equivalency of TRG's units of partnership interest and TCO's common shares.
     The split did not alter the ownership  percentage of any of TRG's partners.
     Prior  years'  amounts  have been  adjusted  to reflect the unit split on a retroactive basis.
(4)  Amounts are reported net of intercompany profits.
(5)  Includes the Tuttle Crossing  capital lease obligation of $39.8 million and
     $14.4  million  at  December  31,  1996 and 1995,  respectively,  which was extinguished  during  1997.  TRG's  pro  rata  share  of  its  Consolidated
     Businesses' and  Unconsolidated  Joint  Ventures' debt  (excluding  capital lease  obligations)  was $1.737  billion and $1.398 billion at December 31,
     1997 and 1996, respectively.
(6)  Funds  from  Operations,   EBITDA,   Beneficial   Interest   Expense,   and
     Distributable  Cash Flow are defined and  discussed in  MD&A-Liquidity  and
     Capital  Resources-Distributions.  Funds from Operations and  Distributable
     Cash Flow were  restated  for 1994 and 1993  from the  previously  reported amounts to reflect  the  deduction  of  non-real  estate  depreciation  and amortization, as specified in NAREIT's definition of Funds from Operations.
     Funds from Operations, EBITDA, and Distributable Cash Flow do not represent cash flow from  operations,  as defined by  generally  accepted  accounting principles, and should not be considered to be an alternative to net income as a measure  of  operating  performance  or to cash  flows as a measure of liquidity.
(7)  Defined as EBITDA divided by TRG's Beneficial Interest Expense.
(8)  Based on reports of sales furnished by mall tenants.
(9)  Leased space comprises both occupied space and space that is leased but not yet  occupied.
(10) Amounts  include  Centers  owned and open for at least five years.

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

General Background and Performance Measurement

  The Company, through its interest in and as managing general partner of TRG, participates in TRG's Managed Businesses. TRG's Managed Businesses consist of:
(i) Taubman Shopping Centers that TRG controls by ownership or contractual agreement, development projects for future regional shopping centers (Development Projects) and The Taubman Company Limited Partnership (the Manager), (collectively, the Consolidated Businesses); and (ii) Taubman Shopping Centers partially owned through joint ventures with third parties that are not controlled (Unconsolidated Joint Ventures). The Unconsolidated Joint Ventures are accounted for under the equity method in TRG's Consolidated Financial Statements.

  Certain aspects of the performance of the Managed Businesses are best understood by measuring their performance as a whole, without regard to TRG's ownership interest. For example, mall tenant sales and shopping center occupancy trends fit this category and are so analyzed below. In addition, trends in certain items of revenue and expense are often best understood in the same fashion, and the discussions following take this approach when appropriate. When relevant, these items are also discussed separately with regard to the Consolidated Businesses and the Unconsolidated Joint Ventures.

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

  The following table summarizes occupancy costs, excluding utilities, for mall tenants as a percentage of mall tenant sales.

                                           1997         1996         1995
                                           ----         ----         ----

Mall tenant sales (in thousands)     $3,086,259   $2,827,245   $2,739,393
Sales per square foot                       371          365          346
Sales per square foot (excluding
 theaters and tenants greater
  than 40,000 square feet)                  384          377          364


Minimum rents                              10.1%        10.4%        10.4%
Percentage rents                            0.3          0.3          0.3
Expense recoveries                          4.4          4.5          4.4
                                           ----         ----         ----
Mall tenant occupancy costs                14.8%        15.2%        15.1%
                                           ====         ====         ====

  Mall tenant occupancy costs as a percentage of sales decreased in 1997 primarily due to Centers acquired in 1997 and late 1996 (Results of Operations -- Acquisitions). These Centers have lower occupancy costs than the portfolio average and consequently provide a source of future revenue growth.

Occupancy

  Historically, average annual occupancy for TRG as a whole has been within a narrow band. In the last ten years, average annual occupancy has ranged between 86.5% and 88.7%. Mall tenant average occupancy rates for the last three years are as follows:

                   Year                 Mall Tenant Average Occupancy
                   ----                 -----------------------------
                   1997                           87.6%
                   1996                           87.4
                   1995                           88.0

Rental Rates

  As leases have expired in the Taubman Shopping Centers, TRG has generally been able to rent the available space, either to the existing tenant or a new tenant, at rental rates that are higher than those of the expired leases. In a period of increasing sales, rents on new leases will tend to rise as tenants' expectations of future growth become more optimistic. In periods of slower growth or declining sales, rents on new leases will grow more slowly or will decline for the opposite reason. However, Center revenues nevertheless increase as older leases roll over or are terminated early and replaced with new leases negotiated at current rental rates that are usually higher than the average rates for existing leases. The following table contains certain information regarding per square foot base rent, excluding renewals, at the 18 Taubman Shopping Centers that have been owned and open for five years.

                                            Store        Store     Difference
                                All       Closings     Openings      Between
                                Mall       During       During     Opening and
                               Tenants      Year         Year     Closing Rents
                               -------      ----         ----     -------------
                               Average     Average      Average      Average
                                Base     Annualized   Annualized   Annualized
                                Rent      Base Rent    Base Rent    Base Rent
                                ----      ---------    ---------    ---------

1997                           $38.79      $37.62        $41.67       $4.05
1996                           $37.90      $33.39        $42.39       $9.00
1995                           $36.33      $32.96        $41.27       $8.31


  Average annualized rent on stores opening in 1997 excludes rent on stores with greater than 40,000 square feet. TRG anticipates that the spread in 1998 will be somewhat higher than in 1997. However, this statistic is difficult to predict in part because TRG's leasing policies and practices may result in early lease terminations with actual average closing rents which may vary from the average rent per square foot of scheduled lease expirations. In addition, the opening or closing of large tenant spaces, which generally pay a lower rent per square foot, can significantly affect the spread in a given year.

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

  The following table summarizes certain quarterly operating data for TRG's Managed Businesses for 1997:

                              1st       2nd       3rd        4th
                            Quarter   Quarter   Quarter    Quarter     Total
                             1997      1997      1997       1997       1997
                          ----------------------------------------------------
                                            (in thousands)

Mall tenant sales          $600,709  $629,906  $692,487  $1,163,157  $3,086,259
Revenues                    130,677   134,756   137,728     157,192     560,353

Occupancy:
  Average Occupancy            86.5%    86.8%     87.0%       89.5%       87.6%
  Ending Occupancy             86.4%    87.1%     87.2%       90.3%       90.3%
Leased Space                   88.7%    89.5%     90.8%       92.3%       92.3%

  Because the seasonality of sales contrasts with the generally fixed nature of minimum rents and recoveries, mall tenant occupancy costs (the sum of minimum rents, percentage rents and expense recoveries) relative to sales are considerably higher in the first three quarters than they are in the fourth quarter. The following table summarizes occupancy costs, excluding utilities, for mall tenants as a percentage of sales for each quarter of 1997:

                                 1st       2nd       3rd       4th
                               Quarter   Quarter   Quarter   Quarter   Total
                                1997      1997      1997      1997     1997
                             -------------------------------------------------

Minimum rents                   12.6%     11.8%     11.3%      7.3%    10.1%
Percentage rents                 0.2       0.3       0.3       0.2      0.3
Expense recoveries               5.2       5.1       4.7       3.5      4.4
                                ----      ----      ----      ----     ----
Mall tenant occupancy costs     18.0%     17.2%     16.3%     11.0%    14.8%
                                ====      ====      ====      ====     ====


Results of Operations

Equity Transactions

  In October 1997, the Company used the $200 million public offering of eight million shares of 8.3% Series A Cumulative Redeemable Preferred Stock to acquire a Series A Preferred Equity interest in TRG that entitles the Company to income and distributions (in the form of guaranteed payments) in amounts equal to the dividends payable on the Company's Series A Preferred Stock. In addition to the income from the Company's preferred equity interest in TRG, the Company continues to participate in the income allocable to TRG partnership unitholders to the extent of the Company's ownership in TRG, including adjustments arising from the Company's additional basis in TRG's net assets. TRG bore all expenses of the offering, which have been accounted for as a reduction of the proceeds. TRG used the net proceeds to pay down debt under TRG's existing revolving credit and commercial paper facilities, which were used to fund the acquisition of Regency Square in September 1997.

  In December 1996, the Company purchased newly issued TRG units of partnership interest with the $75 million proceeds from the Company's December 1996 offering of 5.97 million shares of common stock. TRG bore all expenses of the Company's offering which have been accounted for as a reduction of the proceeds from TRG's issuance of units. TRG used the net proceeds to pay down short term floating rate debt and to acquire La Cumbre Plaza. Also in December 1996, the Company exchanged common shares for TRG units of partnership interest newly issued under TRG's incentive option plan. Additionally in 1996, TRG issued units of partnership interest in connection with the acquisition of the remaining interest in Fairlane Town Center.

Acquisitions

  The following discussion of TRG's 1997 acquisitions contains forward-looking statements regarding the impact of these acquisitions on EBITDA (EBITDA is defined and described in Liquidity and Capital Resources -- Distributions). The actual impact may vary based on a variety of factors, including actual occupancy, rents achieved and operating expenses of the Centers. See Note 3 to TRG's consolidated financial statements for further discussion of the acquisitions.

The Falls
---------

  In December 1997, TRG acquired The Falls shopping center for $156 million in cash. The operating results of The Falls have been consolidated in TRG's financial statements from the acquisition date. TRG borrowed under an existing revolving credit facility to fund the acquisition. The acquisition is expected to produce EBITDA of about 8% of the acquisition cost in 1998.

Regency Square
--------------

  In September 1997, TRG acquired Regency Square (Regency) shopping center, located in Richmond, Virginia, for $123.9 million in cash. The acquisition was initially funded with borrowings under TRG's revolving credit facilities, which were paid down in October 1997 with the proceeds from TRG's issuance of Series A Preferred Equity. The operating results of Regency have been consolidated in TRG's financial statements from the acquisition date. Regency is expected to add EBITDA of approximately 8% of the acquisition cost in 1998.

La Cumbre Plaza
---------------

  In December 1996, TRG acquired a 100% leasehold interest in La Cumbre Plaza (La Cumbre) located in Santa Barbara, California for $22.25 million in cash. The acquisition was funded with proceeds from an issuance of TRG units of partnership interest. The operating results of La Cumbre have been consolidated in TRG's financial statements from the acquisition date.

Fairlane Town Center
--------------------

  In July 1996, TRG completed transactions that resulted in the acquisition of the 75% interest in Fairlane Town Center (Fairlane) previously held by a Joint Venture Partner. In connection with the transaction, TRG issued to the former Joint Venture Partner units of partnership interest, exchangeable for approximately 6.1 million shares of the Company's common stock, which had a closing price of $10.75 per share on the day prior to the issuance date. TRG also assumed mortgage debt of approximately $26 million, representing the former Joint Venture Partner's beneficial interest in the $34.6 million mortgage encumbering the property. TRG used unsecured debt to fund the repayment of the 9.73% mortgage and the prepayment penalty of approximately $1.2 million. The operating results of Fairlane have been consolidated in TRG's financial statements from the acquisition date. Prior to the acquisition date, TRG's interest in Fairlane was accounted for under the equity method as an Unconsolidated Joint Venture. In January 1998, TRG redeemed the former Joint Venture Partner's units of partnership interest for approximately $77.7 million (including costs).

Paseo Nuevo
-----------

  In June 1996, TRG acquired a 100% leasehold interest in Paseo Nuevo, located in Santa Barbara, California, for $37 million in cash. TRG borrowed under its existing lines of credit to fund the acquisition. The operating results of Paseo Nuevo have been consolidated in TRG's financial statements from the acquisition date.

New Centers and Expansions

  In November 1997, TRG opened Arizona Mills, a 37% owned value super-regional shopping center located in Tempe, Arizona. The Center opened 90% leased.

  In July 1997, TRG opened The Mall at Tuttle Crossing, a super-regional shopping center located in Columbus, Ohio. The Center was 95% leased at year end. TRG's ownership interest in The Mall at Tuttle Crossing was subject to a long-term participating lease with Tuttle Crossing Holding Co., a subsidiary of The Limited, Inc. (The Limited) for land and leasehold improvements. In December 1997, TRG purchased The Limited's interests in the lease for $76.3 million in cash and took fee simple title to the underlying land and buildings. The lease had been accounted for as a capital lease with capital lease assets and a capital lease obligation of $55.3 million at the date of the acquisition. The purchase is anticipated to produce a return of approximately 8% of the acquisition cost in 1998.

  TRG opened a 135,000 square foot expansion at Westfarms in August 1997. The expansion was approximately 90% leased as of year end. In addition, approximately 50,000 square feet of new mall stores opened at Biltmore in 1997. See also Liquidity and Capital Resources -- Capital Spending for discussions of other planned expansion and development activities.

Memorial City Mall Lease

  In November 1996, TRG entered into an agreement to lease Memorial City Mall (Memorial City), a 1.4 million square foot shopping center located in Houston, Texas. The lease of this unencumbered property grants TRG the exclusive right to manage, lease and operate the property. TRG has the option to terminate the lease after the third full lease year by paying $2 million to the lessor. TRG is using this option period to evaluate the redevelopment opportunities of the Center. As a development project, Memorial City has been excluded from all operating statistics in this report, and Memorial City's results of operations have been presented as a net line item in the following tabular comparisons of TRG's results of operations. Memorial City is expected to have an immaterial effect on EBITDA and net income during the option period.

Comparison of Fiscal Year 1997 to Fiscal Year 1996

Taubman Centers, Inc.

  The Company is the managing general partner of TRG and shares in TRG's financial performance to the extent of its ownership percentage, as well as earning an 8.3% return on its preferred equity interest in TRG. The Company's average ownership percentage of TRG was 36.7% for 1997 and 34.5% for 1996. As of December 31, 1997, the Company had 50.8 million shares outstanding, up from 50.7 million at December 31, 1996.

  The Company's income from TRG in 1997 consists of $4.1 million from its preferred equity interest in TRG and the Company's $33.5 million proportionate share of TRG's income before extraordinary item. In 1996, the Company's income from TRG consisted of its $29.0 million proportionate share of TRG's income before extraordinary item. The Company's proportionate share of TRG's income before extraordinary item was reduced by $8.2 million in 1997 and $7.6 million in 1996, representing adjustments arising from the Company's additional basis in TRG's net assets. Income before extraordinary item for 1997 was $28.7 million or $0.48 per common share as compared to $20.7 million or $0.47 per common share in 1996.

  The Company recognized an extraordinary item of $(0.4) million in 1996, consisting of the Company's share of TRG's extraordinary item related to the extinguishment of debt. Net income for 1996 was $20.3 million or $0.46 per common share. After reduction of $4.1 million in dividends on the Company's Series A Preferred Stock, net income available to common shareowners for 1997 was $24.6 million or $0.48 per common share.

TRG

Occupancy and Mall Tenant Sales

  Average occupancy in the Taubman Shopping Centers was 87.6% in 1997 versus 87.4% in 1996. Ending occupancy for the Taubman Shopping Centers at December 31, 1997 was 90.3% versus 88.0% at December 31, 1996. Leased space at December 31, 1997 was 92.3% compared to 89.0% at the same date in 1996.

  Total sales for Taubman Shopping Center mall tenants increased in 1997 by 9.2% to $3.09 billion from $2.83 billion in 1996. Tenant sales per square foot increased by 1.6% to $371 in 1997 from $365 in 1996. Tenant sales per square foot, excluding theaters and tenants greater than 40,000 square feet, increased by 1.9% to $384 in 1997 from $377 in 1996. Mall tenant sales for Centers that were owned and open for all of 1997 and 1996 (which excludes all Centers acquired in those years, as well as Tuttle Crossing and Arizona Mills) were $2.85 billion, a 1.6% increase over 1996. Sales statistics for the first three quarters of 1997 were negatively affected by new competition near certain Centers. The effect of the competition on sales moderated in the fourth quarter, after the anniversary date of the opening of the competing centers.

Comparison of Fiscal Year 1997 to Fiscal Year 1996

  The following table sets forth operating results for TRG's Managed Businesses for 1997 and 1996, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

                                                   1997                                           1996
                                -------------------------------------------   -------------------------------------------
                                         TRG  UNCONSOLIDATED          TOTAL            TRG  UNCONSOLIDATED          TOTAL
                                CONSOLIDATED           JOINT        MANAGED   CONSOLIDATED           JOINT        MANAGED
                                  BUSINESSES(1)     VENTURES(2)  BUSINESSES     BUSINESSES(1)     VENTURES(2)  BUSINESSES
                                -------------------------------------------   -------------------------------------------
                                                                  (in millions of dollars)
REVENUES:
  Minimum rents                        173.3           155.9          329.2          149.2           157.2          306.4
  Percentage rents                       7.2             3.1           10.2            6.0             4.0            9.9
  Expense recoveries                    97.5            89.7          187.1           85.1            95.2          180.4
  Management, leasing and
      development                        8.8                            8.8            8.5                            8.5
  Other                                 14.9            10.2           25.0           13.0             8.9           22.0
                                       -----           -----          -----          -----           -----          -----
Total revenues                         301.6           258.8          560.4          261.9           265.3          527.2

OPERATING COSTS:
  Recoverable expenses                  82.0            76.4          158.4           71.6            81.8          153.4
  Other operating                       28.1            11.9           39.9           25.4            12.8           38.2
  Management, leasing and
      development                        4.7                            4.7            4.7                            4.7
  General and administrative            25.7                           25.7           21.8                           21.8
  Interest expense                      73.6            54.5          128.2           70.5            53.5          124.0
  Depreciation and amortization         44.5            23.7           68.1           35.7            22.9           58.7
                                       -----           -----          -----          -----           -----          -----
Total operating costs                  258.5           166.4          424.9          229.7           171.1          400.8
Net results of Memorial City (1)         0.0                            0.0            0.2                            0.2
                                       -----           -----          -----          -----           -----          -----
                                        43.0            92.4          135.4           32.3            94.3          126.6
                                                       =====          =====                          =====          =====
Equity in income of Unconsolidated
  Joint Ventures                        52.3                                          51.8
                                       -----                                         -----
Income before extraordinary item        95.3                                          84.1
Extraordinary item                                                                    (1.3)
                                       -----                                         -----
Net income                              95.3                                          82.8
Preferred distributions to TCO          (4.1)
                                       -----                                         -----
Net income available to unitholders     91.2                                          82.8
                                       =====                                         =====

SUPPLEMENTAL INFORMATION (3):
  EBITDA contribution                  161.4            94.4          255.7          138.6            91.2          229.8
  TRG's Beneficial Interest Expense    (73.6)          (29.3)        (102.9)         (70.5)          (27.7)         (98.2)
  Non-real estate depreciation          (2.1)                          (2.1)          (1.9)                          (1.9)
  Preferred distributions to TCO        (4.1)                          (4.1)
                                       -----           -----          -----          -----           -----          -----
  Distributable Cash Flow
   contribution                         81.6            65.1          146.7           66.2            63.5          129.7
                                       =====           =====          =====          =====           =====          =====

(1)  The results of operations of Memorial City are presented net in this table.
     TRG expects that Memorial City's net operating  income will approximate the ground rent payable under the lease for the immediate future.
(2)  With the exception of the Supplemental Information,  amounts represent 100%
     of the  Unconsolidated  Joint  Ventures.  Amounts  are net of  intercompany profits.  The  Unconsolidated  Joint  Ventures are  accounted for under the equity method in TRG's Consolidated Financial Statements.
(3)  EBITDA,  TRG's Beneficial  Interest Expense and Distributable Cash Flow are
     defined and discussed in Liquidity and Capital Resources -- Distributions.
(4)  Amounts in this table may not add due to rounding.
(5)  Certain   1996  amounts   have  been   reclassified   to  conform  to  1997
     classifications.

TRG --Consolidated Businesses
-----------------------------

  Total revenues for 1997 were $301.6 million, a $39.7 million or 15.2% increase over 1996. Minimum rents increased $24.1 million, of which $21.4 million was caused by the 1997 and 1996 acquisitions, and the opening of Tuttle Crossing. The results of Fairlane have been consolidated in TRG's results subsequent to the acquisition date in July 1996 (prior to that date Fairlane was accounted for under the equity method as an Unconsolidated Joint Venture). Minimum rents also increased due to the expansion at Biltmore and tenant rollovers. Percentage rent increased primarily due to the acquisitions. The increase in expense recoveries was primarily due to the acquired Centers and Tuttle Crossing. Other revenue increased $1.9 million primarily due to an insurance recovery, a litigation settlement, and an increase in lease cancellation revenue.

  Total operating costs increased $28.8 million, or 12.5%. Recoverable and depreciation and amortization expenses increased primarily due to the acquisitions and Tuttle Crossing. Other operating expenses increased primarily due to the acquisitions and Tuttle Crossing, offset by a decrease in the charge to operations for development pre-construction reserves. General and administrative expense increased by $3.9 million primarily due to increases in compensation (including the continuing phase-in of the long-term compensation plan), recruiter fees and relocation charges, travel, and training. Interest expense increased due to an increase in debt used to finance Tuttle Crossing and capital expenditures at other Consolidated Businesses, partially offset by an increase in capitalized interest. The acquisitions were initially funded with debt which was subsequently paid down with the proceeds from the December 1996 and the October 1997 equity issuances.

  Revenues and expenses as presented in the preceding table differ from the amounts shown in TRG's consolidated statement of operations by the amounts representing Memorial City's revenues and expenses, which are presented in the preceding table as a net amount.

Unconsolidated Joint Ventures
-----------------------------

  Total revenues for 1997 were $258.8 million, a $6.5 million, or 2.5%, decrease from 1996, representing a $15.0 million decrease caused by the change of Fairlane from an Unconsolidated Joint Venture to a Consolidated Business, offset by increases due to the openings of Arizona Mills and the expansion at Westfarms, in addition to increases at other Centers. The decrease in minimum rents was primarily due to Fairlane, offset by Arizona Mills, Westfarms and increases due to tenant rollovers at other Centers. The decrease in expense recoveries was primarily due to Fairlane, offset by Arizona Mills. Other revenue increased by $1.3 million primarily due to gains on peripheral land sales, offset by a decrease in lease cancellation revenue and interest income.

  Total operating costs decreased by $4.7 million, or 2.7%, to $166.4 million for 1997 including a $10.1 million decrease due to Fairlane. Recoverable expenses decreased $5.4 million primarily due to Fairlane, offset by increases due to Arizona Mills. Other operating costs decreased primarily due to Fairlane and a decrease in bad debt expense. Additionally, included in 1996 other operating expense was a nonrecurring $0.5 million payment to an anchor at one of the Centers. Interest expense increased $1.0 million primarily due to an increase in debt used to finance Arizona Mills and the Westfarms expansion, partially offset by a decrease in debt related to Fairlane. Operating costs as presented in the preceding table differ from the amounts shown in the combined, summarized financial statements of the Unconsolidated Joint Ventures (Note 4 to TRG's financial statements) by the amount of intercompany profit.

  As a result of the foregoing, net income of the Unconsolidated Joint Ventures decreased by $1.9 million, or 2.0%, to $92.4 million. TRG's equity in net income of the Unconsolidated Joint Ventures was $52.3 million, a 1.0% increase from 1996.

Net Income
----------

  As a result of the foregoing, TRG's income before extraordinary item increased by $11.2 million, or 13.3%, to $95.3 million for 1997. In 1996, TRG recognized a $(1.3) million extraordinary charge related to the prepayment of Fairlane's debt. After payment of $4.1 million in preferred distributions to the Company, net income available to partnership unitholders for 1997 was $91.2 million, compared to $82.8 million in 1996.

Comparison of Fiscal Year 1996 to Fiscal Year 1995

Taubman Centers, Inc.

  The Company's average ownership percentage of TRG was 34.5% for 1996 and 35.1% for 1995. Equity in income of TRG consists of the Company's $29.0 million proportionate share of TRG's income before extraordinary items for 1996 and $28.0 million for 1995. These amounts were reduced by $7.6 million in 1996 and $8.1 million in 1995, representing adjustments arising from the Company's additional basis in TRG's net assets. Equity in income of TRG for 1995 includes a $1.8 million gain related to the disposition of Bellevue Center. Income before extraordinary items for 1996 was $20.7 million or $0.47 per common share as compared to $19.3 million or $0.44 per common share in 1995.

  The Company recognized an extraordinary item of $(0.4) million in 1996, consisting of its share of TRG's extraordinary item related to the extinguishment of debt. In 1995, the Company recognized extraordinary items of $5.8 million consisting of its share of TRG's extraordinary items related to the disposition of Bellevue Center and the related extinguishment of Bellevue Center's debt, and other extinguishment of debt. Net income for 1996 was $20.3 million or $0.46 per common share compared to $25.1 million or $0.57 per common share in 1995.

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

  Total sales for Taubman Shopping Center mall tenants increased in 1996 by 3.2% to $2.83 billion from $2.74 billion in 1995. Tenant sales per square foot increased by 5.2% to $365 in 1996 from $346 in 1995. Sales per square foot in 1995 was $352, excluding Bellevue Center. Mall tenant sales for Centers that were owned and open for all of 1996 and 1995 were $2.81 billion, a 3.9% increase over 1995.

Comparison of Fiscal Year 1996 to Fiscal Year 1995

  The following table sets forth operating results for TRG's Managed Businesses for 1996 and 1995, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:


                                                   1996                                           1995
                                -------------------------------------------   -------------------------------------------
                                         TRG  UNCONSOLIDATED          TOTAL            TRG  UNCONSOLIDATED          TOTAL
                                CONSOLIDATED           JOINT        MANAGED   CONSOLIDATED           JOINT        MANAGED
                                  BUSINESSES(1)     VENTURES(2)  BUSINESSES     BUSINESSES        VENTURES(2)  BUSINESSES
                                -------------------------------------------   -------------------------------------------
                                                                  (in millions of dollars)
REVENUES:
  Minimum rents                        149.2           157.2          306.4          130.4           166.2          296.6
  Percentage rents                       6.0             4.0            9.9            5.6             3.6            9.2
  Expense recoveries                    85.1            95.2          180.4           75.3           101.5          176.8
  Other                                 21.5             8.9           30.4           17.6            11.5           29.1
  Gain on disposition of Bellevue                                                                      8.3            8.3
                                       -----           -----          -----          -----           -----          -----
Total revenues                         261.9           265.3          527.2          228.9           291.1          520.0

OPERATING COSTS:
  Recoverable expenses                  71.6            81.8          153.4           62.9            88.2          151.1
  Other operating                       25.4            12.8           38.2           22.5            12.3           34.8
  Management, leasing and
      development                        4.7                            4.7            3.7                            3.7
  General and administrative            21.8                           21.8           19.8                           19.8
  Interest expense                      70.5            53.5          124.0           65.8            58.6          124.4
  Depreciation and amortization         35.7            22.9           58.7           32.4            24.7           57.1
                                       -----           -----          -----          -----           -----          -----
Total operating costs                  229.7           171.1          400.8          207.1           183.8          390.9
Net results of Memorial City (1)         0.2                            0.2
                                       -----           -----          -----          -----           -----          -----
                                        32.3            94.3          126.6           21.8           107.3          129.1
                                                       =====          =====                          =====          =====
Equity in income before extraordinary
  items of Unconsolidated Joint
  Ventures (including $5.0 million in
  1995 related to the disposition of
  Bellevue)                             51.8                                          57.9
                                       -----                                         -----
Income before extraordinary items       84.1                                          79.7
Extraordinary items                     (1.3)                                         16.6
                                       -----                                         -----
Net income                              82.8                                          96.3
                                       =====                                         =====

SUPPLEMENTAL INFORMATION(3):
  EBITDA contribution                  138.6            91.2          229.8          120.0            96.1          216.1
  TRG's Beneficial Interest Expense    (70.5)          (27.7)         (98.2)         (65.8)          (30.4)         (96.2)
  Non-real estate depreciation          (1.9)                          (1.9)          (2.0)                          (2.0)
                                       -----           -----          -----          -----           -----          -----
  Distributable Cash Flow
   contribution                         66.2            63.5          129.7           52.1            65.7          117.8
                                       =====           =====          =====          =====           =====          =====

(1)  The results of operations of Memorial City are presented net in this table.
     TRG expects that Memorial City's net operating  income will approximate the ground rent payable under the lease for the immediate future.
(2)  With the exception of the Supplemental Information,  amounts represent 100%
     of the  Unconsolidated  Joint  Ventures.  Amounts  are net of  intercompany profits.
(3)  EBITDA,  TRG's Beneficial  Interest Expense and Distributable Cash Flow are
     defined and discussed in Liquidity and Capital  Resources -- Distributions.
     EBITDA for 1995 does not include  the gain  related to the  disposition  of
     Bellevue Center.
(4)  Amounts in this table may not add due to rounding.
(5)  Certain   1996  amounts   have  been   reclassified   to  conform  to  1997
     classifications.

TRG --Consolidated Businesses
-----------------------------

  Total revenues for 1996 were $261.9 million, a $33.0 million or 14.4% increase from 1995. Minimum rents for 1996 increased $18.8 million, of which $8.7 million was caused by the Fairlane and Paseo Nuevo acquisitions. The results of Fairlane have been consolidated in TRG's results subsequent to the acquisition date (prior to that date Fairlane was accounted for under the equity method as an Unconsolidated Joint Venture). Minimum rent also increased due to the expansions at Short Hills and Meadowood and tenant rollovers. The increase in expense recoveries was also primarily due to the Fairlane and Paseo Nuevo acquisitions and recoveries of increased maintenance costs and property taxes. The increase in other revenues of $3.9 million was primarily due to increases in revenue from management, leasing, and development services, rental fees on exterior advertising signs and gains on sales of peripheral land, partially offset by a decrease in lease cancellation revenue.

  Total operating costs increased $22.6 million, or 10.9%, to $229.7 million. The increase in recoverable expenses for 1996 was due to Fairlane and Paseo Nuevo and to increases in maintenance costs and property taxes, including those related to the expansion at Short Hills. Other operating expenses increased due to Fairlane and Paseo Nuevo, and an increase in the charge to operations for development pre-construction reserves. General and administrative expenses increased $2.0 million due primarily to increases in compensation, including costs of the new long-term performance compensation plan and the allocation of internal acquisition costs, travel, and professional fees in 1996, offset by a decrease resulting from a $0.8 million charge in 1995 for severance and termination benefits. Interest expense increased $4.7 million due primarily to an increase in debt levels, including debt used to finance the acquisition of Paseo Nuevo and capital expenditures and the assumption of debt relating to the Fairlane acquisition, and a decrease in capitalized interest, partially offset by decreased interest rates. The increase in depreciation and amortization was due primarily to the acquisitions of Fairlane and Paseo Nuevo and the expansions at Short Hills and Meadowood.

  Revenues and expenses as presented in the preceding table differ from the amounts shown in TRG's consolidated income statements by the amounts representing Memorial City's revenues and expenses, which are presented in the preceding table as a net amount.

Unconsolidated Joint Ventures
-----------------------------

  Total revenues for 1996 were $265.3 million, a $25.8 million or 8.9% decrease from 1995, primarily representing a $23.8 million decrease caused by the change in Fairlane from an Unconsolidated Joint Venture to a Consolidated Business and by the November 1995 disposition of Bellevue Center (Bellevue). Minimum rent decreases due to Fairlane and Bellevue were offset by increases due to the expansion at Woodfield and tenant rollovers. Expense recoveries decreased primarily due to Fairlane and Bellevue, offset by increases at other Centers. Other income decreased due to a gain on the sale of peripheral land in 1995 and decreased interest income in 1996, offset by an increase in lease cancellation revenue in 1996. In 1995, an ordinary gain of $8.3 million was recognized on the disposition of Bellevue.

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

  As a  result  of the  foregoing,  income  before  extraordinary  items  of the
Unconsolidated Joint Ventures was $94.3 million in 1996, a decrease of 12.1% from 1995. TRG's equity in income before extraordinary items of the Unconsolidated Joint Ventures decreased $6.1 million, or 10.5%, to $51.8 million for 1996.

Net Income
----------

  As a result of the foregoing, TRG's income before extraordinary items increased by $4.4 million, or 5.5%, to $84.1 million for 1996. In 1996, TRG recognized a $(1.3) million extraordinary charge related to the prepayment of Fairlane's debt. In 1995, TRG recognized an $18.9 million extraordinary gain related to the disposition of Bellevue and the related extinguishment of Bellevue's debt, and $(2.2) million in extraordinary charges related to the prepayment of debt at TRG and at one of its Unconsolidated Joint Ventures. Net income for 1996 was $82.8 million, compared to $96.3 million in 1995.

Liquidity and Capital Resources

Taubman Centers, Inc.

  As of December 31, 1997, the Company had a cash balance of $9.0 million, the source of which was primarily TRG's distributions, and had incurred no indebtedness. As of December 31, 1997, the Company had 50.8 million shares outstanding compared to 50.7 million at December 31, 1996.

  On October 3, 1997, the Company issued eight million shares of 8.3% Series A Preferred Stock under its $500 million equity shelf registration statement. Dividends accrue from the date of original issuance and are payable in arrears on or before the last day of each calendar quarter. The Company used the proceeds to acquire a Series A Preferred Equity interest in TRG that entitles the Company to distributions (in the form of guaranteed payments) in amounts equal to the dividends payable on the Company's Series A Preferred Stock.

  During 1997 and 1996, the Company received distributions from its partnership interest in TRG of $47.0 million and $41.3 million, respectively. Additionally, the Company received preferred distributions from TRG of $4.1 million in 1997.

  The Company pays regular quarterly dividends to its common and preferred shareowners. The Company's ability to pay dividends is affected by several factors, most importantly, the receipt of distributions from TRG. Dividends to its common shareowners are at the discretion of the Board of Directors and depend on the cash available to the Company, its financial condition, capital and other requirements, and such other factors as the Board of Directors deems relevant. Preferred dividends accrue regardless of whether earnings, cash availability, or contractual obligations were to prohibit the current payment of dividends.

  On December 11, 1997, the Company declared a quarterly dividend of $0.235 per common share payable January 20, 1998 to shareowners of record on December 31, 1997. The Board of Directors also declared a quarterly dividend of $0.50722 per share on the Company's 8.3% Series A Preferred Stock for the partial quarterly dividend period of October 3, 1997 to December 31, 1997, paid December 31, 1997 to shareowners of record on December 19, 1997.

  Common dividends declared totaled $0.925 per common share in 1997, of which $0.324 represented return of capital and $0.601 represented ordinary income, compared to dividends declared in 1996 of $0.89 per common share, of which $0.41 represented return of capital and $0.48 represented ordinary income. The tax status of total 1998 common dividends declared and to be declared, assuming continuation of a $0.235 per common share quarterly dividend, is estimated to be approximately 45% return of capital, and approximately 55% of ordinary income. Preferred dividends declared were $0.50722 per preferred share in 1997, all of which represented ordinary income. The tax status of total 1998 dividends to be paid on Series A Preferred Stock is estimated to be 100% ordinary income. These are forward-looking statements and certain significant factors could cause the actual results to differ materially, including: 1) the amount of dividends declared; 2) changes in the Company's share of anticipated taxable income of TRG due to the actual results of TRG; 3) changes in the number of the Company's outstanding shares; 4) property acquisitions or dispositions; 5) financing transactions, including refinancing of existing debt; and 6) changes in the Internal Revenue Code or its application.

TRG

  As of December 31, 1997, TRG had a cash balance of $3.3 million. TRG has available for general partnership purposes an unsecured revolving credit facility of $300 million, which expires in March 2000. Included in the credit facility is a competitive bid option program which allows TRG to hold auctions, among the banks participating in the facility, for short term borrowings of up to $150 million. Borrowings under this facility at December 31, 1997 were $210 million. TRG also has available an unsecured bank line of credit of up to $30 million with borrowings of $10.2 million at December 31, 1997. This line expires in August 1998. TRG also has available a secured commercial paper facility of up to $75 million, with borrowings of $75 million at December 31, 1997. Commercial paper is generally sold with a 30 day maturity. This facility is supported by a line of credit facility, which is renewable quarterly for a twelve month period.

  Proceeds from short term borrowings provided $487.3 million of funding for 1997 (including $358.2 million, including transaction costs, for the acquisitions of Regency Square, The Falls and interests in Tuttle Crossing)
compared to $121.2 million in 1996 (including $103.6 million for the acquisitions of Paseo Nuevo and an interest in Fairlane Town Center). In November 1997, proceeds from TRG's revolving credit facilities were also used to repay $100 million of floating rate notes. Additionally, proceeds in both 1997 and 1996 were used to fund capital expenditures for the Consolidated Businesses and contributions to Unconsolidated Joint Ventures for construction costs.

  In October 1997, TRG used the net proceeds from the issuance of its Series A Preferred Equity to pay down floating rate debt under TRG's existing revolving credit and commercial paper facilities, which were used to fund the acquisition of Regency Square. During 1996, proceeds from the issuance of TRG units of partnership interest were used to pay down short term borrowings of $124.7 million and for the $22.3 million acquisition of La Cumbre.

  TRG has a medium-term note program under TRG's $500 million shelf registration statement. During July 1997, TRG issued $55 million of unsecured 10-year notes at a coupon rate of 7%. The net proceeds were used to pay down floating rate debt under TRG's revolving credit facilities. In 1996, TRG used the proceeds from the issuance of $154 million of notes to pay down floating rate debt under TRG's revolving credit facilities as well as to pay off the $34.6 million mortgage on Fairlane and the related prepayment penalty of approximately $1.2 million. Including the issuance in July 1997, TRG has issued a total of $342 million of notes since the program's inception in 1995.

  In October 1997, TRG closed on a three year $150 million secured construction facility for MacArthur Center, which is owned by a consolidated 70% owned venture. The loan bears interest at one month LIBOR plus 1.2%. Borrowings under the facility were $42.2 million at December 31, 1997. The payment of the principal and interest is guaranteed by TRG. The loan agreement provides for the reduction of the amount guaranteed as certain center performance and valuation criteria are met.

  In November 1997, TRG entered into an unsecured $210 million construction facility maturing in 2001 to finance the construction of Great Lakes Crossing. Under the loan agreement, the maturity date may be extended for one year. The loan bears interest at one month LIBOR plus 0.90%. Borrowings under the facility at December 31, 1997 were $46.9 million.

  Scheduled principal payments on installment notes were $838 thousand and $793 thousand in 1997 and 1996, respectively.

  At December 31, 1997, TRG's debt and its beneficial interest in the debt of its consolidated and Unconsolidated Joint Ventures totaled $1,737.2 million. As shown in the following table, $79.8 million of this debt was floating rate debt that remained unhedged at December 31, 1997. Interest rates shown do not include amortization of debt issuance costs and interest rate hedging costs. These items are reported as interest expense in TRG's results of operations. In the aggregate, these costs accounted for 0.36% of the effective rate of interest in TRG's beneficial interest in debt at December 31, 1997. Included in TRG's beneficial interest in debt at December 31, 1997 is debt used to fund development and expansion costs. TRG's beneficial interest in assets on which interest is being capitalized totaled $149.0 million as of December 31, 1997. TRG's beneficial interest in capitalized interest was $13.7 million for the year ended December 31, 1997.

                                               Beneficial Interest in Debt
                                -------------------------------------------------------------
                                    Amount      Interest    LIBOR     Frequency       LIBOR
                                (In millions     Rate at     Cap      of Rate           at
                                 of dollars)    12/31/97     Rate      Resets        12/31/97
                                 ----------     --------     ----      ------       ---------

Total beneficial interest in
 fixed rate debt                    1,066.3      7.65%(1)

Floating rate debt hedged via
 interest rate caps:
   Through January 1998                65.0      6.72        6.50%     Monthly        5.72%
   Through October 1998                39.3      6.25        6.00      Three Months   5.81
   Through December 1998              100.0      6.72(1)     6.50      Three Months   5.81
   Through July 1999                   65.0      6.72(1)     7.00      Monthly        5.72
   Through December 1999              200.0      6.72(1)     9.50(2)   Monthly        5.72
   Through October 2001                25.0      6.43        8.55      Monthly        5.72
   Through January 2002                53.4      7.18(1)     9.50      Monthly        5.72
   Through July 2002                   43.4      7.67(1)     6.50      Monthly        5.72
Other floating rate debt               79.8      6.72(1)
                                    -------

Total beneficial interest in debt   1,737.2      7.32(1)
                                    =======

(1)  Denotes weighted average interest rate.
(2)  Rate reduces to 7.0% in December 1998.

  TRG's loan and facility agreements and indenture contain various restrictive covenants including limitations on the amount of secured and unsecured debt and minimum debt service coverage ratios, the latter being the most restrictive. TRG is in compliance with all of such covenants.

  Subsequent to year end, Fairfax Company of Virginia L.L.C. (successor-in-interest to Fairfax Associates, a 50% owned Unconsolidated Joint Venture) completed a $140 million, 6.60%, secured financing maturing in 2008. The net proceeds were used to extinguish an existing mortgage on Fair Oaks of approximately $39 million and pay a prepayment penalty of approximately $1.8 million. In addition, proceeds of $5.6 million were used to close out a treasury lock agreement entered into in 1997, which resulted in an effective rate on the financing of approximately 7%. The remaining proceeds were distributed to the owners. TRG used its 50% share of the distribution to pay down its revolving credit facilities.

Distributions

  A principal factor considered by TRG in deciding upon distributions to partners is an amount, which TRG defines as Distributable Cash Flow, equal to EBITDA less TRG's Beneficial Interest Expense, non-real estate depreciation and amortization, and preferred distributions. This measure of performance is influenced not only by operations but also by capital structure. EBITDA is defined as TRG's beneficial interest in revenues, less operating costs before interest, depreciation and amortization, meaning TRG's pro rata share of this result for each of the Managed Businesses, after recording appropriate intercompany eliminations. TRG's Beneficial Interest Expense is defined as TRG's pro rata share of the interest expense of each of TRG's Managed Businesses. Funds from Operations is calculated by adding the Company's beneficial interest in TRG's Distributable Cash Flow to the Company's other income, less the Company's operating expenses. EBITDA, Distributable Cash Flow and Funds from Operations do not represent cash flows from operations, as defined by generally accepted accounting principles, and should not be considered to be an alternative to net income as an indicator of operating performance or to cash flows from operations as a measure of liquidity. However, the National Association of Real Estate Investment Trusts (NAREIT) suggests that Funds from Operations is a useful supplemental measure of operating performance for REITs.

  The following table summarizes TRG's Distributable Cash Flow and the Company's Funds from Operations for the years ended December 31, 1997 and 1996:

                                                 Year ended                               Year ended
                                              December 31, 1997                       December 31, 1996
                                    --------------------------------------  ---------------------------------------
                                              TRG   UNCONSOLIDATED                     TRG   UNCONSOLIDATED
                                     CONSOLIDATED            JOINT            CONSOLIDATED            JOINT
                                       BUSINESSES      VENTURES(1)   TOTAL      BUSINESSES      VENTURES(1)   TOTAL
                                    --------------------------------------  ---------------------------------------
                                                                (in millions of dollars)
TRG's Net Income (2)(3)                                               95.3                                     82.8
Extraordinary item (3)                                                                                          1.3
Depreciation and amortization (4)                                     57.5                                     47.5
TRG's Beneficial Interest Expense                                    102.9                                     98.2
                                                                     -----                                    -----
EBITDA                                      161.4          94.4      255.7           138.6          91.2      229.8
TRG's Beneficial Interest Expense           (73.6)        (29.3)    (102.9)          (70.5)        (27.7)     (98.2)
Non-real estate depreciation                 (2.1)                    (2.1)           (1.9)                   (1.9)
Preferred distributions to TCO               (4.1)                    (4.1)
                                            -----         -----      -----           -----         -----      -----
Distributable Cash Flow                      81.6          65.1      146.7            66.2          63.5      129.7
                                            =====         =====      =====           =====         =====      =====

TCO's share of Distributable Cash Flow                              53.8                                       44.7
Other income/expenses, net                                          (0.7)                                      (0.6)
                                                                   -----                                      -----
Funds from Operations                                               53.1                                       44.1
                                                                   =====                                      =====

(1) Amounts represent TRG's beneficial interest in the operations of its Unconsolidated Joint Ventures.
(2) Includes TRG's share of gains on peripheral land sales of $2.5 million and $1.0 million in 1997 and 1996, respectively.
(3) Extraordinary charge related to the extinguishment of debt, primarily consisting of a prepayment penalty.
(4) Includes $3.7 million and $3.3 million of amortization of mall tenant allowances in 1997 and 1996, respectively.
(5)  Amounts may not add due to rounding.

  For 1997, EBITDA and Distributable Cash Flow were $255.7 million and $146.7 million, compared to $229.8 million and $129.7 million in 1996. In addition to $4.1 million representing preferred distributions to the Company on TRG's Series A Preferred Equity, TRG distributed $128.1 million to its partners in 1997, compared to $119.1 million in 1996. The Company's Funds from Operations for 1997 was $53.1 million, compared to $44.1 million in 1996.

  The Partnership Committee of TRG makes an annual determination of appropriate distributions for each year. The determination is based on anticipated Distributable Cash Flow available after preferred distributions to the Company on TRG's Series A Preferred Equity, as well as financing considerations and such other factors as the Partnership Committee considers appropriate. Further, the Partnership Committee has decided that the growth in distributions will be less than the growth in Distributable Cash Flow for the immediate future.

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

  Distributions by each Joint Venture may be made only in accordance with the terms of its partnership agreement. TRG, in general, acts as the managing partner and has the right to determine the amount of cash available for distribution from the Joint Venture. In general, the provisions of these agreements require the distribution of all available cash (as defined in each partnership agreement), but most do not allow borrowing to finance distributions without approval of the Joint Venture Partner.

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

Capital Spending

  Capital spending for routine maintenance of the Taubman Shopping Centers is generally recovered from tenants. Excluding acquisitions, capital spending by the Managed Businesses not recovered from tenants is summarized in the following table:

                                                    1997
                            ----------------------------------------------------
                                                               TRG's Share of
                                         Unconsolidated  Consolidated Businesses
                            Consolidated          Joint     and Unconsolidated
                              Businesses    Ventures(1)    Joint Ventures(1)(2)
                            ----------------------------------------------------
                                         (in millions of dollars)

Development, renovation,
 and expansion:
  Existing centers                  12.1           52.8             46.5
  New centers                      110.8          134.3            140.7
Pre-construction development
 activities, net of charge to
 operations                         11.5                            11.5
Mall tenant allowances               5.3            4.0              7.5
Corporate office improvements
 and equipment                       2.9                             2.9
Other                                0.8            0.5              1.1
                                   -----          -----            -----
Total                              143.4          191.6            210.2
                                   =====          =====            =====

(1)  Costs are net of intercompany profits.
(2) Includes TRG's share of construction costs for Great Lakes Crossing (an 80% owned consolidated joint venture) and MacArthur Center (a 70% owned consolidated joint venture).

                                                    1996
                            ----------------------------------------------------
                                                               TRG's Share of
                                         Unconsolidated  Consolidated Businesses
                            Consolidated          Joint     and Unconsolidated
                              Businesses    Ventures(1)    Joint Ventures(1)(2)
                            ----------------------------------------------------
                                         (in millions of dollars)
Development, renovation,
 and expansion:
  Existing centers                   5.2           40.3             35.7
  New centers                       14.9           58.4             33.8
Pre-construction development
 activities,
  net of charge to operations        4.1                             4.1
Mall tenant allowances               4.5            5.2              7.0
Corporate office improvements
 and equipment                       1.5                             1.5
Other                                2.3            1.4              3.1
                                    ----          -----             ----
Total                               32.5          105.3             85.2
                                    ====          =====             ====

(1)  Costs are net of intercompany profits.
(2) Includes TRG's share of construction costs for Great Lakes Crossing (an 80% owned consolidated joint venture) and MacArthur Center (a 70% owned consolidated joint venture).

  In 1997 and 1996, TRG's share of mall tenant allowances per square foot leased during the year, excluding expansion space and new developments, was $8.34 and $9.96, respectively. In addition, TRG's share of its Consolidated Businesses' and Unconsolidated Joint Ventures' capitalized leasing costs, excluding new developments, was $10.9 million, or $10.72 per square foot leased during the year in 1997, and $8.5 million or $10.47 per square foot leased during the year in 1996.

  At Cherry Creek, an ongoing expansion includes a newly constructed Lord & Taylor store, which opened in November 1997, and the addition of 132 thousand square feet of mall GLA, which will open in the fall of 1998. The expansion is expected to cost approximately $50 million. TRG has a 50% ownership interest in Cherry Creek.

  Great Lakes Crossing, an enclosed value super-regional mall being developed by TRG in Auburn Hills, Michigan, is expected to open in November 1998. The Center will be 1.4 million square feet and its anchors will include Off 5th-Saks Fifth Avenue Outlet, Oshman's Supersports USA, Rainforest Cafe, Jeepers!, and a 25-screen 100,000 square foot Star Theater complex. This Center will be owned by a joint venture in which TRG has a controlling 80% interest and is projected to cost approximately $210 million.

  MacArthur Center, a new Center under construction in Norfolk, Virginia, is expected to open in March 1999. The Center is expected to open with 930 thousand square feet and will initially be anchored by Nordstrom and Dillard's. This Center will be owned by a joint venture in which TRG has a 70% controlling interest and is projected to cost approximately $150 million.

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

  Assuming no acquisitions, planned capital spending by the Managed Businesses not recovered from tenants for 1998 is summarized in the following table:

                                                    1998
                            ----------------------------------------------------
                                                               TRG's Share of
                                         Unconsolidated  Consolidated Businesses
                            Consolidated          Joint     and Unconsolidated
                              Businesses    Ventures(1)    Joint Ventures(1)(2)
                            ----------------------------------------------------
                                         (in millions of dollars)
Development, renovation, and
 expansion                         240.9(3)       39.0(4)           208.4
Mall tenant allowances               4.6           9.0                9.6
Pre-construction development
  and other                         22.1           1.4               22.8
                                   -----         -----              -----
Total                              267.6          49.4              240.8
                                   =====         =====              =====

(1)  Costs are net of intercompany profits.
(2) Includes TRG's share of construction costs for Great Lakes Crossing (an 80% owned consolidated joint venture) and MacArthur Center (a 70% owned consolidated joint venture).
(3)  Includes costs related to MacArthur Center and Great Lakes Crossing.
(4)  Includes costs related to the expansion project at Cherry Creek.

  TRG's share of costs for development projects scheduled to be completed in 1999 is anticipated to be as much as $58 million in 1999. TRG's estimates of 1998 and 1999 capital spending include only projects approved by TRG's Partnership Committee and, consequently, TRG's estimates will change as new projects are approved. Currently, TRG expects to open on average one $175 million to $200 million shopping center each year. TRG's estimates regarding capital expenditures presented above are forward-looking statements and certain significant factors could cause the actual results to differ materially, including but not limited to: 1) actual results of negotiations with anchors, tenants and contractors; 2) changes in the scope and number of projects; 3) cost overruns; 4) timing of expenditures; and 5) actual time to complete projects.

Capital Resources

  TRG believes that its net cash provided by operating activities, distributions from the Joint Ventures, the unutilized portion of its credit facilities, and its ability to access the credit markets assure adequate liquidity to conduct its operations in accordance with its distribution and financing policies. TRG's borrowings are not and will not be recourse to the Company without its consent.

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

  Based on a market value at December 31, 1997 and 1996 of $13.00 and $12.875 per common share, the aggregate value of interests in TRG that may be tendered under the Cash Tender Agreement was approximately $960 million and $954 million, respectively. Purchase of these interests at December 31, 1997 would have resulted in the Company owning an additional 53% interest in TRG.

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

                                   PART III *

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item is hereby incorporated by reference to the material appearing in the Company's definitive proxy statement for the annual meeting of shareholders to be held in 1998 (the "Proxy Statement") under the captions "Management--Directors and Executive Officers" and "Security
Ownership of Certain Beneficial Owners and Management -- Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11.  EXECUTIVE COMPENSATION

  The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions "Executive Compensation" and "Management -- Compensation of Directors."

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is hereby incorporated by reference to the table and related footnotes appearing in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information  required by this item is hereby  incorporated by reference to
the   material   appearing   in  the   Proxy   Statement   under   the   caption
"Management--Certain Transactions."








  -------------------------------
* The Compensation Committee Report on Executive Compensation and the Shareholder Return Performance Graph appearing in the Proxy Statement are not incorporated by reference in this Annual Report on Form 10-K or in any other report, registration statement, or prospectus of the Registrant.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    14(a)(1) The following financial statements of Taubman Centers, Inc. and the Independent Auditors' Report thereon are filed with this report:

                                                                           Page
                                                                           ----
            TAUBMAN CENTERS, INC.
            Independent Auditors' Report...................................F-2
            Balance Sheet as of December 31, 1997 and 1996 ................F-3
            Statement of Operations for the years ended
              December 31, 1997, 1996 and 1995.............................F-4
            Statement of Shareowners' Equity for the years ended
              December 31, 1997, 1996 and 1995.............................F-5
            Statement of Cash Flows for the years ended
              December 31, 1997, 1996 and 1995.............................F-6
            Notes to Financial Statements..................................F-7

            THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
            Independent Auditors' Report .................................F-15
            Consolidated Balance Sheet as of December 31, 1997 and 1996...F-16 Consolidated Statement of Operations for the years ended
              December 31, 1997, 1996 and 1995............................F-17
            Consolidated Statement of Accumulated Deficiency in Assets
              for the years ended December 31, 1997, 1996 and 1995........F-18
            Consolidated Statement of Cash Flows for the years ended
              December 31, 1997, 1996 and 1995............................F-19
            Notes to Consolidated Financial Statements....................F-20

    14(a)(2) There are  no required  Taubman Centers, Inc.  financial  statement
             schedules.   The following  is a list  of the  financial  statement
             schedules required by Item 14(d).

            THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
            Schedule II - Valuation and Qualifying Accounts...............F-37
            Schedule III - Real Estate and Accumulated Depreciation.......F-38

            UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
            Independent Auditors' Report..................................F-41
            Combined Balance Sheet as of December 31, 1997 and 1996.......F-42
            Combined Statement of Operations for the years ended
              December 31, 1997, 1996 and 1995............................F-43
            Combined Statement of Accumulated Deficiency in Assets for the
              three years ended December 31, 1997, 1996 and 1995..........F-44
            Combined Statement of Cash Flows for the years ended
              December 31, 1997, 1996 and 1995............................F-45
            Notes to Combined Financial Statements........................F-46

            UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
            Schedule II - Valuation and Qualifying Accounts...............F-54
            Schedule III - Real Estate and Accumulated Depreciation.......F-55

    14(a)(3)

            3(a)  --  By-Laws  of  Taubman   Centers,   Inc.,   as  amended
                      (incorporated herein by reference to Exhibit 3 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

            3(b)  --  Form  of Amended  and  Restated  Articles of Incorporation
                      (incorporated by reference to Exhibit 4(a) to the Registrant's Post-Effective Amendment No. 1 to Form S-3 Registration Statement No. 333-35433).

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

            4(f)  --  TRG's Medium-Term Notes due June 15, 2002 (incorporated herein by reference to Exhibit 4(j) filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).

            4(g)  --  Amended and Restated Revolving  Loan Agreement dated as of
                      March 5, 1997 (the "Revolving Loan Agreement"), among The Taubman Realty Group Limited Partnership, as Borrower, Union Bank of Switzerland, (New York Branch), as a Bank, the other Banks signatory to the Revolving Loan Agreement, each as a Bank, and Union Bank of Switzerland (New York Branch), as Administrative Agent (incorporated herein by reference to Exhibit 4, filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (the "1997 First Quarter Form 10-Q")).

            4(h)  --  Form  of  Contribution  and  Acceptance  of  Preferred
                      Equity, Designation of Series A Preferred Equity, and Establishment of Preferred Rate (incorporated herein by reference to Exhibit 4(d) to the Registrant's
                      Post-Effective Amendment No. 1 to Form S-3 Registration Statement No. 333-35433).

            4(i)  --  Construction  Loan Agreement  among Taubman  MacArthur
                      Associates Limited Partnership, as Borrower, and Bayerische Hypotheken - Und Wechsel - Bank, Aktiengesellschaft, New York Branch and The Other Banks and Financial Institutions from time to time Parties hereto, as Lenders and Bayerische Hypotheken - Und Wechsel
                      - Bank Aktiengesellschaft, New York Branch, as
                      Agent, dated as of October 28, 1997.

            4(j)  --  Loan Agreement  dated as of November 25, 1997 among The
                      Taubman Realty Group Limited Partnership, as Borrower, Fleet National Bank, as a Bank, PNC Bank, National Association, as a Bank, the other Banks signatory hereto, each as a Bank, and PNC Bank, National Association, as Administrative Agent.

            10(a) -- Form of The Amended and Restated Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership, as amended through September 30, 1997 (incorporated herein by reference to Exhibit 4(c) to the Registrant's Post-Effective Amendment No. 1 to Form S-3 Registration Statement No. 333-35433).

          * 10(b) --  The  Taubman  Realty   Group   Limited   Partnership  1992
                      Incentive Option Plan, as Amended and Restated Effective as of September 30, 1997.

            10(c) -- Corporate Services Agreement between Taubman Centers, Inc. and The Taubman Company Limited Partnership (the "Manager") (incorporated herein by reference to Exhibit 10(c) filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (the "1992 Form 10-K")).

            10(d) -- Registration Rights Agreement among Taubman Centers, Inc., General Motors Hourly-Rate Employes Pension Trust, General Motors Retirement Program for Salaried Employes Trust, and State Street Bank & Trust Company, as trustee of the AT&T Master Pension Trust (incorporated herein by reference to Exhibit 10(e) filed with the 1992 Form 10-K).

            10(e) -- Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager (incorporated herein by reference to Exhibit 10(f) filed with the 1992 Form 10-K).

            10(f) -- Cash Tender Agreement among Taubman Centers, Inc., A. Alfred Taubman, acting not individually but as Trustee of The A. Alfred Taubman Restated Revocable Trust, as amended and restated in its entirety by Instrument dated January 10, 1989 (as the same has been and may hereafter be amended from time to time), TRA Partners, and GMPTS Limited Partnership (incorporated herein by reference to Exhibit 10(g) filed with the 1992 Form 10-K).

          * 10(g) --  Supplemental  Retirement Savings Plan (incorporated herein by reference to Exhibit 10(i) filed with the Registrant's Annual Report on Form 10-K for the year ended December 31,
                      1994).

          * 10(h) --  The  Taubman  Company  Long-Term  Performance Compensation
                      Plan (incorporated herein by reference to Exhibit 10(k) filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

          * 10(i) --  Employment agreement between The Taubman  Company  Limited
                      Partnership and Lisa A. Payne (incorporated herein by reference to Exhibit 10 filed with the 1997 First Quarter Form 10-Q).

          * 10(j) --  Amended  and   Restated  Continuing  Offer,  dated  as  of
                      September 30, 1997 (incorporated herein by reference to Exhibit 10 filed with the Registrant's Quarterly Report on
                      Form 10-Q for the quarter ended September 30, 1997).

            12(a) -- Statement Re: Computation of Taubman Centers, Inc. Ratio of Earnings to Preferred Stock Dividends.

            12(b) -- Statement Re: Computation of TRG's Ratios of Earnings to Fixed Charges and Preferred Distributions.

            21    --  Subsidiaries   of  The   Taubman   Realty   Group  Limited
                      Partnership.

            23    --  Consent of Deloitte & Touche LLP.

            24    --  Powers of Attorney.

            27    --  Financial Data Schedule.

            99(a) -- Purchase and Sale Agreement By and Between One Federal Street Joint Venture and The Taubman Realty Group Limited Partnership, dated July 16, 1997 (Purchase and Sale Agreement) (without exhibits or schedules, which will be supplementally provided to the Securities and Exchange Commission upon its request) (incorporated herein by reference to Exhibit 99(a) filed with the Registrant's Current Report on Form 8-K dated September 4, 1997).

            99(b) -- First Amendment to Purchase and Sale Agreement, dated August 15, 1997 (without exhibits or schedules, which will be supplementally provided to the Securities and Exchange Commission upon its request) (incorporated herein by reference to Exhibit 99(b) filed with the Registrant's Current Report on Form 8-K dated September 4, 1997).

            99(c) -- Agreement of Purchase and Sale By and Between The Falls Limited L.P. and The Taubman Realty Group Limited Partnership, dated November 5, 1997, as amended by First Amendment to Agreement of Purchase and Sale entered into on November 6, 1997, and Second Amendment to Agreement of Purchase and Sale entered into on November 13, 1997 (without exhibits or schedules, which will be supplementally provided to the Securities and Exchange Commission upon its request).


--------------------
* A management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

14(b) Current Reports on Form 8-K.

      The Company voluntarily filed a current report on Form 8-K dated December 8, 1997 to report a press release announcing TRG's acquisition of The Falls Shopping Center in Miami, Florida and the agreement to purchase The Limited, Inc.'s interest in The Mall at Tuttle Crossing, a Taubman Shopping Center located in Columbus, Ohio.

      The Company voluntarily filed a current report on Form 8-K dated December 4, 1997 to report the completion of TRG's acquisition of The Falls. The 8-K included the following financial statements and pro forma information regarding the acquisition of The Falls:

           Independent Auditors' Report.

           The Falls, Historical Summary of Revenues and Direct Operating Expenses for the Year Ended December 31, 1996.

           Taubman Centers, Inc., Pro Forma Condensed Statement of Operations, Year Ended December 31, 1996 and the Nine Months Ended September 30, 1997 (unaudited).

           The Taubman Realty Group Limited Partnership, Pro Forma Condensed Consolidated Balance Sheet, September 30, 1997 (unaudited).

           The Taubman Realty Group Limited Partnership, Pro Forma Condensed Consolidated Statement of Operations, Year Ended December 31, 1996 (unaudited).

           The Taubman Realty Group Limited Partnership, Pro Forma Condensed Consolidated Statement of Operations, Nine Months Ended September 30, 1997 (unaudited).


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

                              TAUBMAN CENTERS, INC.


                              FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1997 AND 1996
        AND FOR EACH OF THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                          INDEPENDENT AUDITORS' REPORT





Board of Directors and Shareowners
Taubman Centers, Inc.


  We have audited the accompanying balance sheets of Taubman Centers, Inc. as of December 31, 1997 and 1996, and the related statements of operations, shareowners' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such financial statements present fairly, in all material respects, the financial position of Taubman Centers, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Detroit, Michigan
February 18, 1998

                              TAUBMAN CENTERS, INC.

                                  BALANCE SHEET
                        (in thousands, except share data)






                                                          December 31
                                                      --------------------
                                                         1997       1996
                                                         ----       ----

Assets:
  Investment in TRG (Note 2):
    Partnership interest                              $ 347,859   $ 369,131
    Series A Preferred Equity interest                  200,000
                                                      ---------   ---------
                                                      $ 547,859   $ 369,131
  Cash and cash equivalents                               8,965       9,388
  Other assets                                                            8
                                                      ---------   ---------
                                                      $ 556,824   $ 378,527
                                                      =========   =========
Liabilities:
  Accounts payable and accrued liabilities            $     277   $     351
  Dividends payable                                      11,929      11,666
                                                      ---------   ---------
                                                      $  12,206   $  12,017
Commitments and Contingencies (Note 5)

Shareowners' Equity (Notes 2 and 4):
  Preferred Stock, $0.01 par value,
   50,000,000 shares authorized; 8.3% Series
   A Cumulative Redeemable Preferred Stock,
   $200 million liquidation  preference,
   8,000,000 shares issued and outstanding at
   December 31, 1997                                  $      80
  Common Stock, $0.01 par value, 250,000,000 shares
   authorized, 50,759,657 and 50,720,358 issued
   and outstanding at December 31, 1997 and 1996            508   $     507
  Additional paid-in capital                            668,951     468,590
  Dividends in excess of net income                    (124,921)   (102,587)
                                                      ---------   ---------
                                                      $ 544,618   $ 366,510
                                                      ---------   ---------
                                                      $ 556,824   $ 378,527
                                                      =========   =========



                       See notes to financial statements.

                              TAUBMAN CENTERS, INC.

                             STATEMENT OF OPERATIONS
                        (in thousands, except share data)






                                                Year Ended December 31
                                           --------------------------------
                                             1997         1996       1995
                                             ----         ----       ----
Income:
 Income before extraordinary items
  from investment in TRG (Note 2):
   Equity in TRG's income allocable
    to partnership unitholders             $25,291      $21,368     $19,831
   Series A Preferred Equity interest
    in TRG                                   4,058
 Interest and other                            322          284         331
                                           -------      -------     -------
                                           $29,671      $21,652     $20,162
                                           -------      -------     -------

Operating Expenses:
  General and administrative               $   759      $   672     $   645
  Management fee (Note 3)                      250          250         250
                                           -------      -------     -------
                                           $ 1,009      $   922     $   895
                                           -------      -------     -------

Income before extraordinary items          $28,662      $20,730     $19,267
Equity in TRG's extraordinary
 items (Note 2)                                            (444)      5,836
                                           -------      -------     -------
Net Income                                 $28,662      $20,286     $25,103

Preferred dividends (Note 4)                (4,058)
                                           -------      -------     -------
Net income available to common
 shareowners                               $24,604      $20,286     $25,103
                                           =======      =======     =======

Basic and diluted earnings per common
 share (Note 6):
  Income before extraordinary items        $   .48      $   .47     $   .44
  Extraordinary items                                      (.01)        .13
                                           -------      -------     -------
  Net Income                               $   .48      $   .46     $   .57
                                           =======      =======     =======

Cash dividends declared per common share   $  .925      $   .89     $   .88
                                           =======      =======     =======

Weighted average number of common
  shares outstanding                     50,737,333  44,444,833  44,249,617
                                         ==========  ==========  ==========



                       See notes to financial statements.

                              TAUBMAN CENTERS, INC.

                        STATEMENT OF SHAREOWNERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                        (in thousands, except share data)






                                    Series A
                                 Preferred Stock        Common Stock     Additional   Dividends in
                                ------------------    -----------------     Paid-in      excess of
                                Shares      Amount    Shares      Amount    Capital      Net Income    Total
                                ------      ------    ------      ------    --------     ----------    -----

Balance, January 1, 1995                              44,570,913   $446     $390,849    $ (68,303)     $322,992

Purchases of stock                                      (436,000)    (5)      (4,169)                    (4,174)
Cash dividends declared                                                                   (38,903)      (38,903)
Net income                                                                                 25,103        25,103
                                                      ----------   ----     --------    ---------      --------
Balance, December 31, 1995                            44,134,913   $441     $386,680    $ (82,103)     $305,018

Proceeds from equity offering
  (Note 2)                                             5,970,000     60       74,938                     74,998
Issuance of stock pursuant to
  Continuing Offer (Note 5)                              652,245      7        7,319                      7,326
Purchases of stock                                       (36,800)    (1)        (347)                      (348)
Cash dividends declared                                                                   (40,770)      (40,770)
Net income                                                                                 20,286        20,286
                                                      ----------   ----     --------    ---------      --------
Balance, December 31, 1996                            50,720,358   $507     $468,590    $(102,587)     $366,510

Proceeds from equity
  offering (Note 2)             8,000,000   $80                              199,920                    200,000
Issuance of stock pursuant
  to Continuing Offer (Note 5)                            39,299      1          441                        442
Cash dividends declared                                                                   (50,996)      (50,996)
Net income                                                                                 28,662        28,662
                                ---------   ---       ----------   ----     --------    ---------      --------
Balance, December 31, 1997      8,000,000   $80       50,759,657   $508     $668,951    $(124,921)     $544,618
                                =========   ===       ==========   ====     ========    =========      ========




                       See notes to financial statements.

                              TAUBMAN CENTERS, INC.

                             STATEMENT OF CASH FLOWS
                                 (in thousands)






                                                Year Ended December 31
                                            -------------------------------
                                              1997        1996       1995
                                              ----        ----       ----
Cash Flows From Operating Activities:
 Income before extraordinary items          $  28,662   $ 20,730   $ 19,267
 Decrease in other assets and
  accounts payable and accrued
   liabilities                                    (66)        (5)      (166)
                                            ---------   --------   --------
Net Cash Provided By Operating Activities   $  28,596   $ 20,725   $ 19,101
                                            ---------   --------   --------

Cash Flows From Investing Activities:
 Purchase of additional interests in TRG    $(200,000)  $(74,998)
 Distributions from TRG in excess of
  income before extraordinary items            21,714     19,939   $  20,961
                                            ---------   --------   ---------
Net Cash Provided By (Used In) Investing
 Activities                                 $(178,286)  $(55,059)  $ 20,961
                                            ---------   --------   --------

Cash Flows From Financing Activities:
 Cash dividends to common shareowners       $ (46,675)  $(38,814)  $(39,002)
 Cash dividends to preferred shareowners       (4,058)
 Proceeds from stock issuances                200,000     74,998
 Purchases of stock                                         (348)    (4,174)
                                            ---------   --------   --------
Net Cash Provided By (Used In) Financing
 Activities                                 $ 149,267   $ 35,836   $(43,176)
                                            ---------   --------   --------

Net Increase (Decrease) In Cash             $    (423)  $  1,502   $ (3,114)

Cash and Cash Equivalents at Beginning
 of Year                                        9,388      7,886     11,000
                                            ---------   --------   --------

Cash and Cash Equivalents at End of Year    $   8,965   $  9,388   $  7,886
                                            =========   ========   ========



                       See notes to financial statements.

                              TAUBMAN CENTERS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                       Three Years Ended December 31, 1997




Note 1 - Summary of Significant Accounting Policies

General

  The Company, a real estate investment trust, or REIT, is the managing general partner of The Taubman Realty Group Limited Partnership (TRG). TRG is an operating partnership that engages in the ownership, management, leasing, acquisition, development, and expansion of regional retail shopping centers (Taubman Shopping Centers) and interests therein. TRG's portfolio, as of December 31, 1997, includes 25 urban and suburban Taubman Shopping Centers in 12 states. Two additional Centers are under construction in Norfolk, Virginia, and Auburn Hills, Michigan. The Company's investment in TRG consists of a general partnership interest and a preferred equity interest (Note 2).

  The Company accounts for its investment in TRG under the equity method of accounting. The excess of the Company's cost of its investment in TRG partnership units over its proportionate share of TRG's accumulated partners' deficit has been allocated to the Company's basis in the underlying assets and liabilities of TRG. Depreciation related to amounts allocated to depreciable assets is recognized by the Company on a straight-line basis over 40 years. The excess of the Company's cost of its investment in TRG partnership units over its proportionate share of TRG's accumulated partners' deficit at December 31, 1997 and 1996, was $468.4 million and $476.3 million, respectively.

Income Taxes

  Federal income taxes are not provided because the Company operates in such a manner as to qualify as a REIT under the provisions of the Internal Revenue Code, and therefore applicable taxable income is included in the taxable income of its shareowners. As a REIT, the Company must distribute at least 95% of its REIT taxable income to its shareowners and meet certain other requirements.

  Dividends per common share declared in 1997 were $0.925, of which $0.324 represented return of capital and $0.601 represented ordinary income. Dividends per common share declared in 1996 were $0.89, of which $0.41 represented return of capital and $0.48 represented ordinary income. Dividends per common share declared in 1995 were $0.88, of which $0.52 represented return of capital and $0.36 represented ordinary income. The tax status of the Company's common dividends in 1997, 1996 and 1995 may not be indicative of future periods. Dividends per preferred share declared in 1997 were $0.50722, all of which represented ordinary income. The difference between net income for financial reporting purposes and taxable income results primarily from differences in depreciation expense.

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

                              TAUBMAN CENTERS, INC.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)


Note 2 - Investment in TRG

  The Company's investment in TRG at December 31, 1997 and 1996 consists of a 36.70% and 36.68%, respectively, managing general partnership interest. Additionally, at December 31, 1997, the Company's investment in TRG includes a preferred equity interest. TRG's net income and distributions are allocable first to the preferred equity interest, and the remaining amounts to the general and limited TRG partners in accordance with their percentage ownership. In January 1998, the Company's ownership of TRG increased to 38.4% due to TRG's redemption of a partner's interest (Note 8).

  In October 1997, the Company used the proceeds from a $200 million public offering of eight million shares of 8.3% Series A Cumulative Redeemable Preferred Stock (Series A Preferred Stock) to acquire a Series A Preferred Equity interest in TRG that entitles the Company to income and distributions (in the form of guaranteed payments) in amounts equal to the dividends payable on the Company's Series A Preferred Stock. TRG bore all expenses of the offering. TRG used the net proceeds to pay down short term debt under TRG's existing revolving credit and commercial paper facilities.

  The Company's average ownership in TRG for 1997, 1996, and 1995 was 36.7%, 34.5% and 35.1%, respectively, as the result of the following transactions.

  In December 1996, the Company purchased newly issued TRG units of partnership interest with the $75 million proceeds from the Company's December 1996 offering of 5.97 million shares of common stock. TRG bore all expenses of the Company's offering. TRG used the net proceeds to pay down short term floating rate debt and to acquire La Cumbre Plaza. Additionally in 1996, TRG issued units of partnership interest in connection with its acquisition of the 75% interest in Fairlane Town Center held by a joint venture partner.

  Also in 1997 and 1996, TRG issued units of partnership interest in connection with the exercise of incentive options. The Company exchanged shares of common stock for these newly issued units of TRG partnership interest pursuant to the Company's Continuing Offer (Note 5).

  The Company's income from its investment in TRG included $4.1 million for the year ended December 31, 1997 from its Series A Preferred Equity interest in TRG. Additionally, the Company's proportionate share of TRG's income before extraordinary items available to partnership unitholders for the years ended December 31, 1997, 1996, and 1995, was $33.5 million, $29.0 million, and $28.0 million (including the Company's $1.8 million share of the gain related to TRG's disposition of Bellevue Center in 1995), respectively, reduced by $8.2 million, $7.6 million, and $8.1 million, respectively, representing adjustments arising from the Company's additional basis in TRG's net assets.

  In 1996 and 1995, TRG recognized extraordinary items relating to the extinguishment of debt. Of the 1995 amount, an $18.9 million gain was recognized related to TRG's disposition of Bellevue Center and the extinguishment of Bellevue Center's debt. Extraordinary charges in 1996 and 1995 consisted primarily of prepayment penalties. The Company's share of TRG's extraordinary items was approximately $(0.4) million and $5.8 million in 1996 and 1995, respectively.

                              TAUBMAN CENTERS, INC.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)


  TRG's summarized balance sheet and results of operations information (in thousands) are presented below, followed by information about TRG's beneficial interest in the operations of its unconsolidated joint ventures. Beneficial interest is calculated based on TRG's ownership interest in each of the joint ventures.

                                                       December 31
                                                 -----------------------
                                                    1997         1996
                                                    ----         ----

Assets:
 Properties                                      $1,593,350   $1,136,416
  Accumulated depreciation and amortization         268,658      234,030
                                                 ----------   ----------
                                                 $1,324,692   $  902,386
 Other assets                                        72,134       75,876
                                                 ----------   ----------
                                                 $1,396,826   $  978,262
                                                 ==========   ==========
Liabilities:
 Unsecured notes payable                         $1,008,459   $  796,805
 Mortgage notes payable                             275,868      204,600
 Capital lease obligation                                         39,849
 Accounts payable and other liabilities             106,404       86,779
 Distributions in excess of net income of
  unconsolidated joint ventures                     141,815      142,367
                                                 ----------   ----------
                                                 $1,532,546   $1,270,400
Accumulated Deficiency in Assets:
 Series A Preferred Equity                          192,840
 Partners' Accumulated Deficit                     (328,560)    (292,138)
                                                 ----------   ----------
                                                 $1,396,826   $  978,262
                                                 ==========   ==========


                                                Year Ended December 31
                                            -------------------------------
                                              1997       1996       1995
                                              ----       ----       ----
Revenues                                    $313,426   $263,696   $228,918
                                            --------   --------   --------
Operating costs other than interest
 and depreciation and amortization          $152,044   $125,128   $108,908
Interest expense                              73,639     70,454     65,858
Depreciation and amortization                 44,719     35,773     32,393
                                            --------   --------   --------
                                            $270,402   $231,355   $207,159
                                            --------   --------   --------
Equity in income before extraordinary
 items of unconsolidated joint ventures
 (including $5.0 million related to the
 disposition of Bellevue in 1995)             52,270     51,753     57,940
                                            --------   --------   --------
Income before extraordinary items           $ 95,294   $ 84,094   $ 79,699
Extraordinary items                                      (1,328)    16,627
                                            --------   --------   --------
Net income                                  $ 95,294   $ 82,766   $ 96,326
Preferred distributions                       (4,058)
                                            --------   --------   --------
Net income available to unitholders         $ 91,236   $ 82,766   $ 96,326
                                            ========   ========   ========

                              TAUBMAN CENTERS, INC.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)


                                                Year Ended December 31
                                            ------------------------------
                                              1997       1996       1995
                                              ----       ----       ----
TRG's beneficial interest
 in unconsolidated joint ventures'
  operations:
   Revenues less recoverable and other
   operating expenses                       $ 94,361   $ 91,243   $ 96,120
  Ordinary gain on disposition of Bellevue                           5,005
  Interest expense                           (29,263)   (27,738)   (30,396)
  Depreciation and amortization              (12,828)   (11,752)   (12,789)
                                            --------   --------   --------
  Income before extraordinary items         $ 52,270   $ 51,753   $ 57,940
                                            ========   ========   ========


Note 3 - Corporate Services Agreement

  The Taubman Company Limited Partnership (the Manager), which is approximately 99% beneficially owned by TRG, provides various administrative, management, accounting, shareowner relations, and other services to the Company. The Manager is paid an annual fee of $250 thousand under an agreement expiring November 30, 2000. The agreement can be renewed for consecutive three-year terms.


Note 4 - Preferred Stock

  The 8.3% Series A Preferred Stock has no stated maturity, sinking fund or mandatory redemption and is not convertible into any other securities of the Company. The Series A Preferred Stock has a liquidation preference of $200 million ($25 per share). Dividends are cumulative and accrue at an annual rate of 8.3% from the date of the original issuance, October 3, 1997, and are payable in arrears on or before the last day of each calendar quarter. The 1997 accrued dividends were paid in 1997. The Series A Preferred Stock can be redeemed by the Company beginning in October 2002 at $25 per share plus any accrued dividends. The redemption price can be paid solely out of the sale of capital stock of the Company.


Note 5 - Commitments and Contingencies

  At the time of the Company's initial public offering (IPO) and acquisition of its partnership interest in TRG, the Company entered into an agreement with A. Alfred Taubman and the General Motors Hourly-Rate Employes Pension Trust and the General Motors Salaried Employes Pension Trust (the GM Trusts), each of whom indirectly owns an interest in TRG, whereby each has the annual right to tender to the Company units of partnership interest in TRG (provided that the aggregate value is at least $50 million) and cause the Company to purchase the tendered interests at a purchase price based on a market valuation of the Company on the trading date immediately preceding the date of the tender (the Cash Tender Agreement). The Company will have the option to pay for these interests from available cash, borrowed funds or from the proceeds of an offering of the Company's common stock. Generally, the Company expects to finance these purchases through the sale of new shares of its stock. The tendering partners will bear the costs of sale. Any proceeds of the offering in excess of the purchase price will be for the sole benefit of the Company. At Mr. A. Alfred Taubman's election, his family and Robert C. Larson and his family may participate in tenders. The GM Trusts will be entitled to receive from TRG an amount (not to exceed $10.9 million in the aggregate over the term of the Partnership) equal to 5.5% of the amounts that the Company pays to the GM Trusts under the Cash Tender Agreement.

                              TAUBMAN CENTERS, INC.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)


  Based on a market value at December 31, 1997 and 1996 of $13.00 and $12.875, respectively, per common share, the aggregate value of partnership interests in TRG which may be tendered under the Cash Tender Agreement was approximately $960 million and $954 million, respectively, at December 31, 1997 and 1996. The purchase of these interests at December 31, 1997 would have resulted in the Company owning an additional 53% interest in TRG.

  Shares of common stock that were acquired by the GM Trusts and the AT&T Master Pension Trust in connection with the IPO may be sold through a registered offering. Pursuant to a registration rights agreement with the Company, the owners of each of these shares have the annual right to cause the Company to register and publicly sell their shares of common stock (provided that the shares have an aggregate value of at least $50 million and subject to certain other restrictions). The annual right is deemed to have been exercised if they initiate or participate in a sale pursuant to the Cash Tender Agreement, as described above. All expenses of such a registration are to be borne by the Company, other than the underwriting discounts or selling commissions, which will be borne by the exercising party.

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

  Effective September 30, 1997, TRG amended its partnership agreement to split existing units of partnership interest at a ratio of 1,975.08 to one. Also effective September 30, 1997, the Continuing Offer was amended to change the number of shares exchangeable for a unit of partnership interest. Formerly, the number was based on market valuation of the Company on the trading date immediately preceding the date of exchange. Under the amended agreement, one unit of TRG partnership interest is exchangeable for one share of the Company's common stock.

  TRG has an incentive option plan for employees of the Manager. Currently, options for 8.2 million units of partnership interest, as restated for the unit split, may be issued under the plan, including options outstanding for 7.0 million units. The exercise price of all options outstanding was equal to market value on the date of the grant. Incentive options generally become exercisable to the extent of one-third of the units on each of the third, fourth, and fifth anniversaries of the date of grant. Options expire ten years from the date of grant.

   A summary of the status of the plan as of December 31, 1997, 1996, and 1995, and changes during the years ending on those dates is presented below:

                                  1997                       1996                       1995
                         ------------------------   ------------------------   ------------------------
                                 Weighted-Average           Weighted-Average           Weighted-Average
                                  Exercise Price             Exercise Price             Exercise Price
   Options               Units       Per Unit       Units       Per Unit       Units       Per Unit
  ---------              -----       --------       -----       --------       -----       --------
Outstanding at
 beginning of year     6,983,804      $11.19      8,129,819      $11.18      7,221,282      $11.37
Granted                  100,828       13.14                                   932,238        9.66
Exercised                (39,299)      11.25       (652,245)      11.23
Cancelled                (21,728)      10.86       (493,770)      11.06        (23,701)      11.41
                       ---------                  ---------                  ---------
Outstanding at
 end of year           7,023,605       11.22      6,983,804       11.19      8,129,819       11.18
                       =========                  =========                  =========
Options vested
 at year end           5,530,263       11.29      3,768,452       11.23      2,360,220       11.19
                       =========                  =========                  =========

                              TAUBMAN CENTERS, INC.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)


Note 6 - Earnings Per Share

  Basic earnings per common share are calculated by dividing earnings available to common shareowners by the average number of common shares outstanding during each period. For diluted earnings per common share, the Company's ownership interest in TRG (and therefore earnings) are adjusted assuming the exercise of all options for units of partnership interest under TRG's incentive option plan having exercise prices less than the average market value of the units using the treasury stock method. For the years ended December 31, 1997, 1996 and 1995, options for 0.4 million, 1.0 million and 7.2 million units of partnership interest with average exercise prices of $13.58, $12.64 and $11.37, respectively, were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price for the period calculated.

                                            Year Ended December 31
                                     -----------------------------------
                                       1997          1996         1995
                                     -----------------------------------
                                      (in thousands, except share data)
Income allocable to common
 shareowners (Numerator):
   Basic income before
    extraordinary items               $24,604      $20,730      $19,267
   Effect of dilutive options            (241)         (37)          (1)
                                      -------      -------      -------
   Diluted income before
    extraordinary items               $24,363      $20,693      $19,266
                                      =======      =======      =======

Shares (Denominator) - basic
 and diluted                       50,737,333   44,444,833   44,249,617
                                   ==========   ==========   ==========

Per common share - basic and
 diluted                               $ 0.48       $ 0.47        $0.44
                                       ======       ======        =====


Note 7 - Quarterly Financial Data (Unaudited)

  The following is a summary of quarterly results of operations for 1997 and 1996.

                                                      1997
                                       ----------------------------------
                                        First   Second    Third    Fourth
                                       Quarter  Quarter  Quarter  Quarter
                                       ----------------------------------
                                        (in thousands, except share data)

Income before extraordinary item
 from Investment in TRG                $ 6,606  $ 6,088  $ 6,408  $10,246
Income before extraordinary item         6,425    5,914    6,214   10,109
Net Income                               6,425    5,914    6,214   10,109
Preferred dividends                                                (4,058)
Net income available to common
 shareowners                             6,425    5,914    6,214    6,051
Basic and diluted earnings per common
 share:
  Income before extraordinary item      $ 0.13   $ 0.12   $ 0.12   $ 0.12
  Net Income                              0.13     0.12     0.12     0.12

                              TAUBMAN CENTERS, INC.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)


                                                      1996
                                       ----------------------------------
                                        First   Second    Third    Fourth
                                       Quarter  Quarter  Quarter  Quarter
                                       ----------------------------------
                                        (in thousands, except share data)

Income before extraordinary item
 from Investment in TRG                $ 5,414  $ 4,583  $ 5,161  $ 6,210
Income before extraordinary item         5,244    4,398    5,036    6,052
Net Income                               5,244    4,398    4,592    6,052
Basic and diluted earnings per common
 share:
  Income before extraordinary item      $ 0.12   $ 0.10   $ 0.11   $ 0.13
  Net Income                              0.12     0.10     0.10     0.13


Note 8 - Subsequent Event

  In January 1998, TRG redeemed 6.1 million units of partnership interest from a partner for approximately $77.7 million (including costs), which increased the Company's ownership in TRG to 38.4%. TRG funded the redemption through the use of an existing revolving credit facility.

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP


                        CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF DECEMBER 31, 1997 AND 1996 AND FOR
            EACH OF THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                          INDEPENDENT AUDITORS' REPORT





Partners
The Taubman Realty Group Limited Partnership


  We have audited the accompanying consolidated balance sheets of The Taubman Realty Group Limited Partnership and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, accumulated deficiency in assets, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Taubman Realty Group Limited Partnership and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Detroit, Michigan
February 18, 1998

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)






                                                         December 31
                                                   -----------------------
                                                       1997       1996
                                                       ----       ----

Assets:
  Properties (Notes 5 and 8)                       $1,593,350   $1,136,416
    Accumulated depreciation and amortization         268,658      234,030
                                                   ----------   ----------
                                                   $1,324,692   $  902,386

  Cash and cash equivalents                             3,250        7,912
  Accounts and notes receivable, less
    allowance for doubtful accounts of $414
    and $393 in 1997 and 1996                          17,803       20,162
  Accounts receivable from related
   parties (Note 10)                                    7,400        6,293
  Deferred charges and other assets
   (Notes 6 and 9)                                     43,681       41,509
                                                   ----------   ----------
                                                   $1,396,826   $  978,262
                                                   ==========   ==========

Liabilities:
  Unsecured notes payable (Note 8)                 $1,008,459   $  796,805
  Mortgage notes payable (Note 8)                     275,868      204,600
  Capital lease obligation (Note 3)                                 39,849
  Accounts payable and other liabilities (Note 7)     106,404       86,779
  Distributions in excess of net income of
    Unconsolidated Joint Ventures (Note 4)            141,815      142,367
                                                   ----------   ----------
                                                   $1,532,546   $1,270,400

Commitments and Contingencies (Notes 4, 8,
  9, 11, and 14)

Accumulated Deficiency in Assets (Note 2):
  Series A Preferred Equity                           192,840
  Partners' Accumulated Deficit                      (328,560)    (292,138)
                                                   ----------   ----------
                                                     (135,720)    (292,138)
                                                   ----------   ----------
                                                   $1,396,826   $  978,262
                                                   ==========   ==========



                       See notes to financial statements.

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENT OF OPERATIONS
                        (in thousands, except unit data)






                                               Year Ended December 31
                                         ----------------------------------
                                           1997         1996         1995
                                           ----         ----         ----

Revenues:
  Minimum rents                          $181,291     $150,577     $130,418
  Percentage rents                          7,655        6,073        5,617
  Expense recoveries                      100,348       85,502       75,293
  Other                                    15,376       13,044       12,227
  Revenue from management, leasing and
   development services (Note 10)          8,756         8,500        5,363
                                         --------     --------     --------
                                         $313,426     $263,696     $228,918
                                         --------     --------     --------

Operating Costs:
  Recoverable expenses                   $ 85,750     $ 72,093     $ 62,910
  Other operating                          35,904       26,518       22,512
  Management, leasing and development
    services                                4,675        4,714        3,696
  General and administrative               25,715       21,803       19,790
  Interest expense                         73,639       70,454       65,858
  Depreciation and amortization            44,719       35,773       32,393
                                         --------     --------     --------
                                         $270,402     $231,355     $207,159
                                         --------     --------     --------
Income before equity in income of
 Unconsolidated Joint Ventures and
  before extraordinary items             $ 43,024     $ 32,341     $ 21,759
Equity in income before extraordinary
  items of Unconsolidated Joint
  Ventures (including $5,005 in 1995,
  related to the disposition of
  Bellevue) (Note 4)                       52,270       51,753       57,940
                                         --------     --------     --------
Income before extraordinary items        $ 95,294     $ 84,094     $ 79,699
Extraordinary items (Notes 4 and 8)                     (1,328)      16,627
                                         --------     --------     --------
Net Income                               $ 95,294     $ 82,766     $ 96,326
Preferred distributions to TCO (Note 2)    (4,058)
                                         --------     --------     --------
Net income available to unitholders      $ 91,236     $ 82,766     $ 96,326
                                         ========     ========     ========
Allocation of net income to
 unitholders:
  General Partners                       $ 70,663     $ 64,804     $ 77,077
  Limited Partners                         20,573       17,962       19,249
                                         --------     --------     --------
                                         $ 91,236     $ 82,766     $ 96,326
                                         ========     ========     ========

Basic and Diluted Earnings per Unit
  of Partnership Interest (Note 12):
  Income before extraordinary items      $    .66     $    .65     $    .64
  Extraordinary items                                     (.01)         .13
                                         --------     --------     --------
  Net Income                             $    .66     $    .64     $    .77
                                         ========     ========     ========

Weighted Average Number of Units of
 Partnership Interest Outstanding
 (Notes 2 and 12)                     138,271,014  128,579,312  125,459,939
                                      ===========  ===========  ===========



                       See notes to financial statements.

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP

           CONSOLIDATED STATEMENT OF ACCUMULATED DEFICIENCY IN ASSETS
                  Years Ended December 31, 1997, 1996 and 1995
                                 (in thousands)






                                                      Partners' Accumulated Deficit
                                                      -----------------------------
                                         Series A          General     Limited
                                     Preferred Equity     Partners     Partners       Total
                                     ----------------    ----------   ----------    ---------

Balance, January 1, 1995                                 $(306,423)   $ (76,525)    $(382,948)
Distributions                                              (93,000)     (23,225)     (116,225)
Net income                                                  77,077       19,249        96,326
                                                         ---------    ---------     ---------
Balance, December 31, 1995                               $(322,346)   $ (80,501)    $(402,847)
Change of ownership (Notes 2 and 3)                        124,813       22,229       147,042
Distributions                                              (93,513)     (25,586)     (119,099)
Net income                                                  64,804       17,962        82,766
                                                         ---------    ---------     ---------
Balance, December 31, 1996                               $(226,242)   $ (65,896)    $(292,138)
Issuance of Series A Preferred
 Equity (Note 2)                         $192,840                                     192,840
Change of ownership (Note 2)                                   310          126           436
Distributions                              (4,058)         (99,205)     (28,889)     (132,152)
Net income                                  4,058           70,663       20,573        95,294
                                         --------        ---------    ---------     ---------
Balance, December 31, 1997               $192,840        $(254,474)   $ (74,086)    $(135,720)
                                         ========        =========    =========     =========



                       See notes to financial statements.

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)




                                                Year Ended December 31
                                           --------------------------------
                                              1997       1996       1995
                                              ----       ----       ----

Cash Flows From Operating Activities:
 Income before extraordinary items          $  95,294  $  84,094  $  79,699
 Adjustments to reconcile income before
  extraordinary items to net cash
  provided by operating activities:
    Depreciation and amortization              44,719     35,773     32,393
    Income before extraordinary items in
     excess of distributions from
     Unconsolidated Joint Ventures                                     (206)
    Provision for losses on accounts
     receivable                                 1,027      1,295        818
    Amortization of deferred financing
     costs                                      2,392      2,024      2,250
    Other                                         724        615      3,062
    Gains on sales of land                       (880)    (1,041)      (818)
  Increase (decrease) in cash attributable
   to changes in assets and liabilities:
    Receivables, deferred charges and
     other assets                              (9,162)    (8,326)   (11,254)
    Accounts payable and other liabilities     19,603        999      5,501
                                            ---------  ---------  ---------
Net Cash Provided By Operating Activities   $ 153,717  $ 115,433  $ 111,445
                                            ---------  ---------  ---------

Cash Flows From Investing Activities:
  Purchase of interests in Centers          $(358,227) $(125,904)
  Additions to properties                    (142,420)   (33,806) $ (70,691)
  Proceeds from sales of land                   1,795      1,936      1,966
  Contributions to Unconsolidated Joint
   Ventures                                   (18,822)   (14,653)
  Distributions from Unconsolidated Joint
   Ventures in excess of income before
    extraordinary items                        18,270     10,921
                                            ---------  ---------  ---------
Net Cash Used In Investing Activities       $(499,404) $(161,506) $ (68,725)
                                            ---------  ---------  ---------

Cash Flows From Financing Activities:
  Debt proceeds                             $ 630,585  $ 275,212  $ 200,747
  Debt payments                              (347,838)  (229,212)   (13,689)
  Early extinguishment of debt                           (35,964)  (105,827)
  Debt issuance costs                          (2,846)      (830)    (1,599)
  Issuance of units of partnership interest       436    147,042
  Issuance of Series A Preferred Equity       192,840
  Cash distributions to partnership
   unitholders                               (128,094)  (119,099)  (116,225)
  Cash distributions to TCO for Series A
    Preferred Equity interest                  (4,058)
                                            ---------  ---------  ---------
Net Cash Provided By (Used In) Financing
 Activities                                 $ 341,025  $  37,149  $ (36,593)
                                            ---------  ---------  ---------

Net Increase (Decrease) In Cash             $  (4,662) $  (8,924) $   6,127

Cash and Cash Equivalents at Beginning
 of Year                                        7,912     16,836     10,709
                                            ---------  ---------  ---------

Cash and Cash Equivalents at End of Year    $   3,250  $   7,912  $  16,836
                                            =========  =========  =========



                       See notes to financial statements.

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three Years Ended December 31, 1997


Note 1 - Summary of Significant Accounting Policies

General

  The Taubman Realty Group Limited Partnership (TRG) engages in the ownership, management, leasing, acquisition, development and expansion of regional retail shopping centers (Taubman Shopping Centers) and interests therein. TRG's portfolio, as of December 31, 1997, includes 25 urban and suburban Taubman Shopping Centers in 12 states. Two additional Centers are under construction in Norfolk, Virginia, and Auburn Hills, Michigan. Taubman Centers, Inc. (TCO) is the managing general partner of TRG. GMPTS Limited Partnership (GMPTS), TG Partners Limited Partnership (TG) and Taub-Co Management, Inc. are also general partners.

  At December 31, 1997, TRG had 138,299,310 units of partnership interest outstanding, of which 107,114,443 units represented general partnership interests. At December 31, 1997, TRG was owned 36.70% by TCO, 36.17% by GMPTS, 20.22% by certain present and former key executives (and certain of their family members) of the predecessor to The Taubman Company Limited Partnership, the Manager (collectively, the Taubman Group), and TG, and 6.91% by certain former joint venture partners and others (Note 16). The members of the Taubman Group (other than Taub-Co Management, Inc.), the former joint venture partners and others are limited partners of TRG. Additionally, TCO owns the Series A Preferred Equity interest in TRG (Note 2).

  Income and distributions of TRG are allocated first to the Series A Preferred Equity interest, and the remaining amounts to the general and limited partners of TRG in accordance with their percentage ownership. The financial statements include only those assets, liabilities, and results of operations which relate to the business of TRG. No provision has been made for income taxes since these taxes are the responsibility of the individual partners.

Basis of Presentation

  The consolidated financial statements include the accounts of TRG and its consolidated subsidiaries. Investments in entities unilaterally controlled by ownership or contractual agreements are consolidated; investments in entities not unilaterally controlled (Unconsolidated Joint Ventures) are accounted for under the equity method.

  The Manager, which is approximately 99% beneficially owned by TRG, provides property management and leasing services for Taubman Shopping Centers and provides corporate, development and acquisition services. Intercompany balances and profits are eliminated in consolidation.

  Dollar amounts presented in tables within the notes to the consolidated financial statements are stated in thousands of dollars, except for unit data or as otherwise noted.

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

Stock-Based Compensation Plans

  Stock-based compensation plans are accounted for under APB Opinion 25, "Accounting for Stock Issued to Employees" and related interpretations, as permitted under FAS 123, "Accounting for Stock-Based Compensation".

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

Reclassifications

    Certain prior year amounts have been reclassified to conform to 1997 classifications.


Note 2 - Equity Transactions

  In October 1997, TCO used the $200 million proceeds of its offering of 8.3% Series A Cumulative Redeemable Preferred Stock (Series A Preferred Stock) to acquire a Series A Preferred Equity interest in TRG that entitles TCO to distributions (in the form of guaranteed payments) in amounts equal to the dividends payable on TCO's Series A Preferred Equity. TRG bore all expenses of the offering, which were accounted for as a reduction of the proceeds from the Series A Preferred Equity. TRG used the net proceeds to pay down floating rate debt under TRG's existing revolving credit and commercial paper facilities, which were used to fund the acquisition of Regency Square in September 1997 (Note 3).

  The Series A Preferred Equity has no stated maturity, sinking fund requirement or mandatory redemption. In the event of partnership liquidation, the $200 million Series A Preferred Equity and any unpaid guaranteed payments would be paid prior to any distributions to holders of units of partnership interest.

  Effective September 30, 1997, TRG amended its partnership agreement to split existing units of partnership interest at a ratio of 1,975.08 to one. The split did not alter the ownership percentage of any of TRG's partners. All unit and per unit amounts have been adjusted to reflect the unit split on a retroactive basis.

  In December 1996, TRG issued units of partnership interest to TCO for the $75 million proceeds from TCO's December 1996 equity offering. TRG bore all expenses of TCO's offering, which have been accounted for as a reduction of the proceeds from TRG's issuance of units. Also in December 1996, TRG issued units of partnership interest in connection with the exercise of incentive options (Note
11). Concurrently under TCO's continuing offer to exchange shares of common stock for certain partnership interests in TRG, TCO exchanged 652 thousand shares of common stock for these newly issued units of TRG partnership interest. TRG used the net proceeds from the issuance of units to pay down short term floating rate debt and to acquire La Cumbre Plaza (Note 3). Additionally in 1996, TRG issued units of partnership interest in connection with the acquisition of the remaining interest in Fairlane Town Center (Note 3), which were subsequently redeemed in January 1998 (Note 16).

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 3 - Acquisitions

  In 1997 and 1996, TRG acquired interests in various shopping centers. These acquisitions were recorded at fair value and the operating results of the Centers have been consolidated in TRG's financial statements from the acquisition dates.

  Center                        Date Acquired        Purchase Price
 --------                      ---------------      ----------------

The Falls                      December 1997         $ 156,000
The Mall at Tuttle Crossing    December 1997            76,268
Regency Square                 September 1997          123,880
La Cumbre Plaza                December 1996            22,250
Fairlane Town Center           July 1996                91,552
Paseo Nuevo                    June 1996                37,000

  In 1997, TRG acquired interests in The Mall at Tuttle Crossing (Tuttle Crossing) from Tuttle Crossing Holding Co., a subsidiary of The Limited, Inc. (The Limited). TRG's ownership interest in Tuttle Crossing was subject to a
long-term   participating   lease  with  The  Limited  for  land  and  leasehold
improvements. TRG purchased The Limited's interest in the lease and took fee simple title to the underlying land and buildings. The lease had been accounted for as a capital lease with capital lease assets and a capital lease obligation of $55.3 million at the acquisition date. Tuttle Crossing opened in July 1997.

  La Cumbre Plaza was purchased subject to four ground leases (three of which are participating). The leases expire in 2028. Paseo Nuevo was purchased subject to two participating ground leases expiring in 2065.

  In 1996, TRG completed transactions that resulted in the acquisition of the 75% interest in Fairlane Town Center (Fairlane) previously held by a Joint Venture Partner. In connection with the transactions, which resulted in TRG owning 100% of Fairlane, TRG issued to the former Joint Venture Partner units of partnership interest, exchangeable for approximately 6.1 million shares of TCO common stock, which had a closing price of $10.75 per share on the day prior to the issuance date. The units issued represented limited partnership units. TRG also assumed mortgage debt of approximately $26 million, representing the former Joint Venture Partner's beneficial interest in the $34.6 million mortgage encumbering the property. TRG used unsecured debt to fund the repayment of the 9.73% mortgage and prepayment penalty of $1.2 million. Prior to the acquisition date, TRG's interest in Fairlane was accounted for under the equity method as an Unconsolidated Joint Venture. The units issued to the former Joint Venture Partner were redeemed in January 1998 (Note 16).

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


  Pro forma results of TRG's operations, assuming the acquisitions had occurred on January 1, 1996 are as follows:

                                                      Pro Forma
                                                      ---------
                                                Year ended December 31
                                               ------------------------
                                                   1997        1996
                                                   ----        ----

Revenues                                         $337,823    $308,487
Income before extraordinary item                   89,054      80,425
Net income                                         89,054      79,079

Earnings per unit of partnership interest:
  Income before extraordinary item               $   0.61    $   0.61
  Net income                                         0.61        0.60


  The pro forma results are not necessarily indicative of what actual results would have been had the acquisitions occurred on January 1, 1996, nor are they necessarily indicative of future results.


Note 4 - Investments in Unconsolidated Joint Ventures

  Following are TRG's investments in various real estate Unconsolidated Joint Ventures which own regional retail shopping centers. TRG is generally the managing general partner of these Unconsolidated Joint Ventures. TRG's interest in each Unconsolidated Joint Venture is as follows:

                                                                     TRG's %
                                                                    Ownership
                                                                      as of
Unconsolidated Joint Venture       Taubman Shopping Center     December 31, 1997
----------------------------       -----------------------    ------------------

 Arizona Mills, L.L.C.              Arizona Mills                      37%
 Fairfax Associates                 Fair Oaks                          50
 Lakeside Mall Limited Partnership  Lakeside                           50
 Rich-Taubman Associates            Stamford Town Center               50
 Taubman-Cherry Creek
   Limited Partnership              Cherry Creek                       50
 Twelve Oaks Mall Limited
   Partnership                      Twelve Oaks Mall                   50
 West Farms Associates              Westfarms                          79
 Woodfield Associates               Woodfield                          50
 Woodland                           Woodland                           50

  Arizona Mills, L.L.C. developed Arizona Mills, a value super-regional mall in Tempe, Arizona, which opened in November 1997. TRG's ownership interest in Arizona Mills, L.L.C. increased in January 1997 to 37% from 35% as a result of Arizona Mills, L.L.C.'s redemption of a former owner's 5% interest for $2.8 million (the former owner is an affiliate of a partner in TRG).

  In January 1997, Arizona Mills, L.L.C. closed on a secured $145 million construction facility maturing in 2002. The loan bears interest at one month LIBOR plus 1.3%. The loan is hedged until maturity at a one month LIBOR cap rate of 9.5%, plus credit spread. The payment of the principal and interest is guaranteed by each of the owners of Arizona Mills, L.L.C., to the extent of its ownership percentage. The loan agreement provides for the reduction of the amount guaranteed as certain center performance and valuation criteria are met. Borrowings on the facility at December 31, 1997 were $122 million.

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


  In December 1995, TRG recognized an ordinary gain of $5.0 million on the disposition of Bellevue Center (Bellevue), a 60% owned Unconsolidated Joint Venture, based on the carrying value of TRG's investment in Bellevue. TRG also recognized an extraordinary gain of $18.9 million on the related extinguishment of Bellevue's debt. The carrying value of TRG's investment in Bellevue differed from TRG's 60% share of Bellevue's net deficiency in assets due to the elimination of intercompany profits on sales of services.

  TRG reduces its investment in Unconsolidated Joint Ventures to eliminate intercompany profits on sales of services that are capitalized by the Unconsolidated Joint Ventures. As a result, the carrying value of TRG's investment in Unconsolidated Joint Ventures is less than TRG's share of the deficiency in assets reported in the Balance Sheet of the Unconsolidated Joint Ventures of the Taubman Realty Group Limited Partnership by $8.1 million and $7.4 million in 1997 and 1996, respectively. These differences are amortized over the useful lives of the related assets.

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


  Combined balance sheet and results of operations information is presented below for all Unconsolidated Joint Ventures, followed by TRG's beneficial interest in the combined information. Beneficial interest is calculated based on TRG's ownership interest in each of the Unconsolidated Joint Ventures.

                                                        December 31
                                                   ---------------------
                                                      1997       1996
                                                      ----       ----
Assets:
  Properties                                       $ 623,981   $ 450,469
  Other assets                                        84,397      71,252
                                                   ---------   ---------
                                                   $ 708,378   $ 521,721
                                                   =========   =========
Liabilities and partners' accumulated
 deficiency in assets:
  Debt                                             $ 875,356   $ 724,162
  Capital lease obligations                            6,509       5,000
  Other liabilities                                   94,801      51,691
  TRG's accumulated deficiency in assets            (133,680)   (134,986)
  Unconsolidated Joint Venture Partners'
    accumulated deficiency in assets                (134,608)   (124,146)
                                                   ---------   ---------
                                                   $ 708,378   $ 521,721
                                                   =========   =========

TRG's accumulated deficiency in assets (above)     $(133,680)  $(134,986)
Elimination of intercompany profit                    (8,135)     (7,381)
                                                   ---------   ---------
Distributions in excess of net income
  of Unconsolidated Joint Ventures                 $(141,815)  $(142,367)
                                                   =========   =========

                                                Year Ended December 31
                                            ------------------------------
                                              1997       1996       1995
                                              ----       ----       ----

Revenues                                    $258,635   $265,337   $287,180
                                            --------   --------   --------
Recoverable and other operating expenses    $ 94,131   $100,164   $106,859
Interest expense                              54,018     52,994     57,857
Depreciation and amortization                 24,180     23,837     25,471
                                            --------   --------   --------
Total operating costs                       $172,329   $176,995   $190,187
                                            --------   --------   --------
Income before extraordinary items           $ 86,306   $ 88,342   $ 96,993
Extraordinary items                                                 30,761
                                            --------   --------   --------
Net income                                  $ 86,306   $ 88,342   $127,754
                                            ========   ========   ========

Net income attributable to TRG              $ 46,857   $ 47,413   $ 68,498
Extraordinary items attributable to TRG                            (18,327)
Realized intercompany profit                   5,413      4,340      7,769
                                            --------   --------   --------
Equity in income before extraordinary
 items of Unconsolidated Joint Ventures     $ 52,270   $ 51,753   $ 57,940
                                            ========   ========   ========

                                                Year Ended December 31
                                            ------------------------------
                                              1997       1996       1995
                                              ----       ----       ----
TRG's beneficial interest in
 Unconsolidated Joint Ventures'
 operations:
  Revenues less recoverable and other
    operating expenses                      $ 94,361   $ 91,243   $ 96,120
  Ordinary gain on disposition of Bellevue                           5,005
  Interest expense                           (29,263)   (27,738)   (30,396)
  Depreciation and amortization              (12,828)   (11,752)   (12,789)
                                            --------   --------   --------
  Income before extraordinary items         $ 52,270   $ 51,753   $ 57,940
                                            ========   ========   ========

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 5 - Properties

  Properties, including peripheral land and development pre-construction costs, at December 31, 1997 and 1996 are summarized as follows:

                                                     1997         1996
                                                     ----         ----

Land                                              $  132,308   $   65,127
Buildings, improvements and equipment              1,326,731      957,185
Construction in process                               94,500       42,429
Assets under capital lease (Notes 3 and 13)                        39,849
Peripheral land                                        6,630        7,414
                                                  ----------   ----------
                                                  $1,560,169   $1,112,004
Development pre-construction costs
(See below)                                           33,181       24,412
                                                  ----------    ---------
                                                  $1,593,350   $1,136,416
                                                  ==========   ==========

  Depreciation expense for 1997, 1996, and 1995 was $37.6 million, $29.6 million, and $26.6 million. Peripheral land consists primarily of undeveloped land generally adjacent to the Taubman Shopping Centers. Construction in process includes costs related to the construction of new centers, and expansions and other improvements at various existing centers.

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

  The activity in development pre-construction costs and the related reserve for 1997 and 1996 is summarized as follows:

                                             Costs     Reserve     Net
                                             -----     -------     ---

Balance, January 1, 1996                    $35,872   $(10,198)  $25,674
Costs incurred                               12,556               12,556
Charged to operations                                   (8,501)   (8,501)
Transfers to construction in process
 and investments in Unconsolidated
  Joint Ventures                             (5,317)              (5,317)
Costs of projects written off                (6,223)     6,223
                                            -------   --------   -------
Balance, December 31, 1996                  $36,888   $(12,476)  $24,412
Costs incurred                               16,988               16,988
Charged to operations                                   (5,454)   (5,454)
Transfers to construction in process         (2,765)              (2,765)
Costs of projects written off                (1,870)     1,870
                                            -------   --------   -------
Balance, December 31, 1997                  $49,241   $(16,060)  $33,181
                                            =======   ========   =======

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 6 - Deferred Charges and Other Assets

  Deferred charges and other assets at December 31, 1997 and 1996 are summarized as follows:

                                             1997           1996
                                             ----           ----

Leasing                                    $ 39,480       $ 38,353
Accumulated amortization                    (20,534)       (21,284)
                                           --------       --------
                                           $ 18,946       $ 17,069
Prepaid ground rent (Note 9)                  6,043          6,122
Deferred financing costs, net                10,486          9,343
Other, net                                    8,206          8,975
                                           --------       --------
                                           $ 43,681       $ 41,509
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

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 8 - Debt

Unsecured Notes Payable

  Unsecured notes payable at December 31, 1997 and 1996 consists of the following:

                                                      1997        1996
                                                      ----        ----

7% Notes due 2003                                  $  199,719   $ 199,679
8% Notes due 1999                                     199,969     199,950
Floating Rate Notes due 1997                                       99,955
Notes payable to banks:
 Construction facility, maximum borrowing
   available of $210 million, interest at
   LIBOR plus 0.90%, maturing December 2001            46,900
 Line of credit, maximum borrowing
   available of $300 million, interest at
   LIBOR plus 0.90%, maturing March 2000              210,000
 Line of credit, maximum borrowing available
   of $30 million,  interest based on a
   variable bank borrowing rate, 6.75% at
   December 31, 1997, maturing August 1998             10,175      10,100
Medium-Term Notes:
 Floating rate notes:
  Three month LIBOR plus 0.80% due 1998            $   20,000   $  20,000
  Three month LIBOR plus 0.77% due 1998                14,000      14,000
  Three month LIBOR plus 0.90% due 1999                20,000      20,000
  Three month LIBOR plus 1.05% due 2001                30,000      30,000
 Fixed rate notes:
  7.38% Notes due 2000                                 13,000      13,000
  7.31% Notes due 2000                                  2,000       2,000
  7.19% Notes due 2000                                  5,000       5,000
  7.22% Notes due 2001                                  8,400       8,400
  8.00% Notes due 2001                                 69,981      69,976
  7.40% Notes due 2002                                  5,000       5,000
  7.50% Notes due 2002                                 99,791      99,745
  7.00% Notes due 2007                                 54,524
                                                   ----------   ---------
 Total Medium-Term Notes                           $  341,696   $ 287,121
                                                   ---------    ---------
Total Unsecured Notes Payable                      $1,008,459   $ 796,805
                                                   ==========   =========

  As of December 31, 1997, TRG has available for general partnership purposes an unsecured revolving credit facility of $300 million. Included in the credit facility is a competitive bid option program which allows TRG to hold auctions, among the banks participating in the facility, for short term borrowings of up to $150 million.

  TRG has used the proceeds from the $210 million construction facility to make contributions to Taubman Auburn Hills Associates Limited Partnership, a consolidated 80% owned venture, to finance the construction of Great Lakes Crossing. TRG is entitled to preferred distributions on these contributions at a rate of prime plus 1.5%. The preferred distributions will be paid from available cash as defined in the partnership agreement. The maturity date on the construction facility may be extended to December 2002.

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


  TRG has issued $342 million of Medium-Term Notes since the program's inception in 1995 under TRG's $500 million shelf registration statement.

  TRG's loan and facility agreements and indenture contain various restrictive covenants including limitations on the amount of secured and unsecured debt and minimum debt service coverage ratios, the latter being the most restrictive. TRG is in compliance with all covenants.

Mortgage Notes Payable

  Mortgage notes payable at December 31, 1997 and 1996 consists of the following:


                                                                             Balance Due
Center                   1997       1996     Interest Rate   Maturity Date   on Maturity
------                   ----       ----     -------------   -------------   -----------

Beverly Center         $146,000   $146,000        8.36%         07/15/04       $146,000
Columbus City Center      8,022      8,175        7.00%         08/01/19              0
MacArthur Center         42,241                Floating         10/27/00         42,241
Stoneridge               74,762     44,897     Floating         01/20/98         75,000
Assessment bonds
 payable                  4,843      5,528      Various          Various              0
                       --------   --------
                       $275,868   $204,600
                       ========   ========

  Mortgage debt is collateralized by properties with a net book value of $208.7 million as of December 31, 1997. The assessment bonds payable are due in monthly installments with maturities at various dates through 2019, and fixed interest rates between 6.0% and 7.2%.

  In October 1997, TRG closed on a three year, $150 million construction facility for MacArthur Center, which is owned by a consolidated 70% owned venture. The loan bears interest at one month LIBOR plus 1.2%. Under the facility agreement the maturity date may be extended for two years. The payment of the principal and interest is guaranteed by TRG. The loan agreement provides for the reduction of the amount guaranteed as certain center performance and valuation criteria are met.

  Stoneridge is encumbered by a deed of trust securing a commercial paper facility. The facility is supported by an underlying credit facility of up to $75 million, which is renewable quarterly for a twelve month period.
Commercial paper is generally sold with a 30 day maturity.

  The following table presents scheduled principal payments on mortgage debt, excluding commercial paper, as of December 31, 1997.

                        1998                  $    896
                        1999                       738
                        2000                    42,804
                        2001                       602
                        2002                       643
                        Thereafter             155,423

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Interest Expense

   Interest paid in 1997, 1996 and 1995, net of amounts capitalized of $9.5 million, $5.7 million and $6.9 million in 1997, 1996 and 1995, approximated $69.8 million, $69.8 million and $62.2 million.

Extraordinary Items

   In 1996, TRG recognized an extraordinary charge to income of $1.3 million primarily consisting of a prepayment penalty related to the extinguishment of debt at a wholly owned Center. In 1995, TRG recognized an extraordinary gain of approximately $18.9 million, related to the extinguishment of debt at Bellevue (Note 4) and $2.2 million of extraordinary charges, consisting primarily of prepayment penalties, related to the extinguishment of debt of TRG and an Unconsolidated Joint Venture.

Interest Rate Hedging Instruments

   TRG enters into interest rate agreements to reduce its exposure to changes in the cost of its floating rate debt. The derivative agreements generally match the notional amounts, reset dates and rate bases of the hedged debt to assure the effectiveness of the derivatives in reducing interest rate risk. As of December 31, 1997, the following interest rate cap agreements were outstanding:

                               Frequency
     Notional     LIBOR         of Rate
      Amount     Cap Rate       Resets                       Term
    ---------    --------    ------------    -----------------------------------

    $100,000       6.5%      Three Months    November 1997 through December 1998
     200,000       9.5%        Monthly       December 1997 through December 1999



  The 9.5% cap rate of the $200 million notional amount cap agreement decreases to 7.0% beginning in December 1998.

  TRG is exposed to credit risk in the event of nonperformance by the counterparties to its interest rate cap and swap agreements, but has no off-balance sheet risk of loss. TRG anticipates that its counterparties will fully perform their obligations under the agreements.

Fair Value of Financial Instruments Related to Debt

  The estimated fair values of TRG's financial instruments at December 31, 1997 and 1996 are as follows:

                                                  December 31
                             ---------------------------------------------------
                                       1997                       1996
                             ------------------------   ------------------------
                              Carrying        Fair       Carrying       Fair
                                Value        Value         Value       Value
                             ------------------------   ------------------------

Unsecured notes payable      $1,008,459   $1,031,983    $ 796,805    $ 804,928
Mortgage notes payable          275,868      286,961      204,600      213,126
Interest rate instruments:
  In a receivable position          842          135          964          412
  In a payable position                                       (17)         (76)

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Beneficial Interest in Debt and Interest

  TRG's beneficial interest in the debt (excluding capital lease obligations), capitalized interest, and interest expense (net of capitalized interest) of TRG, its consolidated subsidiaries and its Unconsolidated Joint Ventures (Note 4) is summarized in the following table. TRG's beneficial interest for 1997 excludes the 30% minority interest in the debt outstanding on the MacArthur Center construction facility.


                     Unconsolidated   TRG's Share of       TRG's         TRG's
                         Joint        Unconsolidated   Consolidated   Beneficial
                        Ventures      Joint Ventures   Subsidiaries    Interest
                        --------      --------------   ------------    --------
Debt as of:
 December 31, 1997      $875,356        $ 465,556       $1,284,327    $1,737,211
 December 31, 1996       724,162          396,962        1,001,405     1,398,367

Capitalized interest:
           1997          $ 9,438         $ 4,371           $ 9,469      $ 13,676
           1996            4,790           3,187             5,682         8,869
           1995            3,481           1,799             6,852         8,651
Interest expense
 (net of capitalized
 interest):
           1997          $54,018         $29,263           $73,639      $102,902
           1996           52,994          27,738            70,454        98,192
           1995           57,857          30,396            65,858        96,254



Note 9 - Leases

Operating Leases

  Shopping center space is leased to tenants and certain anchors pursuant to lease agreements. Tenant leases typically provide for guaranteed minimum rent, percentage rent and other charges to cover certain operating costs. Future minimum rent under operating leases in effect at December 31, 1997 for operating centers, assuming no new or renegotiated leases or option extensions on anchor agreements, is summarized as follows:

                1998                 $ 205,779
                1999                   196,423
                2000                   173,580
                2001                   157,597
                2002                   139,594
                Thereafter             461,160

  Certain Taubman Shopping Centers, as lessees, have ground leases expiring at various dates through the year 2076. In addition, the Manager leases its office facilities. Rental payments under ground and office leases were $9.8 million, $8.0 million and $7.3 million in 1997, 1996 and 1995. Included in these amounts are related party office rental payments of $3.1 million, $3.0 million and $2.8 million in 1997, 1996 and 1995.

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


  The following is a schedule of future minimum rental payments required under operating leases.

                1998                   $ 8,677
                1999                     8,752
                2000                     8,537
                2001                     8,259
                2002                     8,095
                Thereafter             189,935

  The table above includes $2.9 million, $3.0 million, $2.9 million, $2.6 million, $2.6 million and $6.2 million of related party amounts in 1998, 1999, 2000, 2001, 2002 and thereafter.

  Included in deferred charges is approximately $6.0 million representing lump-sum payments for base rent on two parcels of adjacent land. These costs are being charged to operations over the 87 and 99 year terms of the leases.

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

  During 1997, TRG acquired an option from a related party to purchase certain real estate on which TRG may develop a shopping center. The option agreement requires option payments of $150 thousand during each of the first five years, $400 thousand in the sixth year, and $500 thousand in the seventh year. If TRG exercises the option, the purchase price for the property will be between $5 million and $10 million, depending upon the year of purchase. While the optionor will have no interest in the shopping center itself, the optionor may, under certain circumstances, participate in the proceeds from TRG's future sales of the peripheral land contiguous to the shopping center.

  Other related party transactions are described in Notes 4, 9 and 11.

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 11 - The Manager

  The Manager, The Taubman Company Limited Partnership, provides property management, leasing and development services to the Taubman Shopping Centers and affiliates.

  The Manager has a voluntary retirement savings plan established in 1983 and amended and restated effective January 1, 1994 (the Plan). The Plan is qualified in accordance with Section 401(k) of the Internal Revenue Code (the Code). The Manager contributes an amount equal to 2% of the qualified wages of all qualified employees and matches employee contributions in excess of 2% up to 7% of qualified wages. In addition, the Manager may make discretionary contributions within the limits prescribed by the Plan and imposed in the Code. Costs relating to the Plan were $1.7 million, $1.6 million, and $1.5 million in the years ended December 31, 1997, 1996 and 1995, respectively.

  TRG has an incentive option plan for employees of the Manager. Currently, options for 8.2 million units of partnership interest, as restated for the unit split (Note 2), may be issued under the plan, including options outstanding for
7.0 million units. The exercise price of all options outstanding is equal to market value on the date of the grant. Incentive options generally become exercisable to the extent of one-third of the units on each of the third, fourth, and fifth anniversaries of the date of grant. Options expire ten years from the date of grant.

  A summary of the status of the plan as of December 31, 1997, 1996, and 1995, and changes during the years ending on those dates are presented below:


                                  1997                       1996                       1995
                         ------------------------   ------------------------   ------------------------
                                 Weighted-Average           Weighted-Average           Weighted-Average
                                  Exercise Price             Exercise Price             Exercise Price
   Options               Units       Per Unit       Units       Per Unit       Units       Per Unit
  ---------              -----       --------       -----       --------       -----       --------
Outstanding at
 beginning of year     6,983,804      $11.19      8,129,819      $11.18      7,221,282      $11.37
Granted                  100,828       13.14                                   932,238        9.66
Exercised                (39,299)      11.25       (652,245)      11.23
Cancelled                (21,728)      10.86       (493,770)      11.06        (23,701)      11.41
                       ---------                  ---------                  ---------
Outstanding at
 end of year           7,023,605       11.22      6,983,804       11.19      8,129,819       11.18
                       =========                  =========                  =========
Options vested
 at year end           5,530,263       11.29      3,768,452       11.23      2,360,220       11.19
                       =========                  =========                  =========

  Options outstanding at December 31, 1997 have a remaining weighted-average contractual life of 5.4 years and range in exercise price from $9.39 to $13.89. The weighted average fair value per unit of options granted during 1997 and 1995 was $2.33 and $1.37. There were no grants in 1996. TRG used a binomial option pricing model to determine the grant date fair values of the 1997 and 1995 grants based on the following assumptions: volatility rates of 21% and 22%, risk-free rates of return of approximately 6.8% and 8%, and dividend yields of approximately 7% and 9%, respectively.

  TRG applies APB Opinion 25 and related Interpretations in accounting for the plan. The exercise price of all options outstanding granted under the plan was equal to market value on the date of grant. Accordingly, no compensation expense has been recognized for the plan. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates for 1997 and 1995 awards (there were no grants in 1996) consistent with the method of FAS Statement 123, the pro forma effect on TRG's earnings and earnings per unit of partnership interest would not have been material.

                       THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


  Effective January 1, 1996, the Manager adopted The Taubman Company Long-Term Performance Compensation Plan. Annually, eligible employees will be granted contingent notional TRG units of partnership interest, the ultimate number of which will be based on the employee's performance. These awards, which will vest on the third anniversary of the date of grant, will also accrue distribution equivalents in the form of additional notional units each time TRG makes a distribution to its partners. Upon vesting, additional notional units may be granted based on the performance of the employee and the Manager and/or TRG. The awards will be paid to the employee in cash upon vesting, based on the value of TRG's units of partnership interest, unless the employee elects to defer payment as provided in the plan. The cost of this plan was approximately $4.5 million and $2.0 million for 1997 and 1996, respectively.


Note 12 - Earnings Per Unit of Partnership Interest

  Basic earnings per unit of partnership interest are based on the average number of units of partnership interest outstanding during each period. Diluted earnings per unit of partnership interest are based on the average number of units of partnership interest outstanding during each period, assuming exercise of all options for units of partnership interest having exercise prices less than the average market value of the units using the treasury stock method. For the years ended December 31, 1997, 1996 and 1995, options for 0.4 million, 1.0 million and 7.2 million units of partnership interest with average exercise prices of $13.58, $12.64 and $11.37, respectively, were excluded from the computation of diluted earnings per unit because the options' exercise prices were greater than the average market price for the period calculated. In January 1998, TRG redeemed a partner's interest in TRG (Note 16), which will affect the number of units of partnership interest outstanding in 1998.

                                              Year Ended December 31
                                    ------------------------------------------
                                         1997          1996          1995
                                    ------------------------------------------

Income before extraordinary
 items allocable to
 unitholders (Numerator)               $ 91,236     $  84,094      $ 79,699
                                       ========     =========      ========

Partnership units (Denominator):
  Basic                             138,271,014   128,579,312   125,459,939
  Effect of dilutive options          1,002,634       160,594         4,148
                                    -----------   -----------   -----------
  Diluted                           139,273,648   128,739,906   125,464,087
                                    ===========   ===========   ===========

Per unit - basic and diluted             $ 0.66        $ 0.65        $ 0.64
                                         ======        ======        ======


Note 13 -  Supplemental Disclosures of Non-Cash Activities

    In connection with the construction of Tuttle Crossing, additions to assets under capital lease and the capital lease obligation were recognized for $15.5 million, $25.4 million, and $14.4 million in 1997, 1996, and 1995, respectively. The outstanding capital lease obligation was extinguished in connection with the 1997 acquisition of interests in Tuttle Crossing (Note 3).


Note 14 - Contingencies

    TRG is currently involved in certain litigation arising in the ordinary course of business. Management believes that this litigation will not have a material adverse effect on TRG's assets or results of operations.

                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 15 - Quarterly Financial Data (Unaudited)

    The following is a summary of quarterly results of operations for 1997 and 1996.

                                                            1997
                                            ----------------------------------
                                            First     Second  Third    Fourth
                                            Quarter  Quarter  Quarter  Quarter
                                            ----------------------------------
                                             (in thousands, except unit data)

Revenues                                    $72,897  $73,027  $78,037  $89,465
Equity in income of Unconsolidated
 Joint Ventures                              12,328   14,340   12,205   13,397
Income before extraordinary item             23,584   22,170   23,041   26,499
Net Income                                   23,584   22,170   23,041   26,499
Basic and diluted earnings
 per unit of partnership interest:
  Income before extraordinary item            $0.17    $0.16    $0.17    $0.16
  Net Income                                   0.17     0.16     0.17     0.16

                                                            1996
                                            ----------------------------------
                                            First     Second  Third    Fourth
                                            Quarter  Quarter  Quarter  Quarter
                                            ----------------------------------
                                             (in thousands, except unit data)

Revenues                                    $59,914  $60,073  $66,318  $77,391
Equity in income of Unconsolidated
 Joint Ventures                              13,276   12,628   13,432   12,417
Income before extraordinary item             20,868   18,500   20,940   23,786
Net Income                                   20,868   18,500   19,612   23,786
Basic and diluted earnings
 per unit of partnership interest:
  Income before extraordinary item            $0.17    $0.15    $0.16    $0.18
  Net Income                                   0.17     0.15     0.15     0.18


Note 16 - Subsequent Events

  In January 1998, TRG redeemed a partner's 6.1 million units of partnership interest for approximately $77.7 million (including costs). The redemption was funded through the use of an existing revolving credit facility.

  Subsequent to December 31, 1997, Fairfax Company of Virginia L.L.C. (successor-in-interest to Fairfax Associates, a 50% owned Unconsolidated Joint Venture) completed a $140 million, 6.60%, secured financing maturing in 2008. The net proceeds were used to extinguish an existing mortgage on Fair Oaks of approximately $39 million and pay a prepayment penalty of approximately $1.8 million. In addition, proceeds of $5.6 million were used to close out a treasury lock agreement entered into in 1997, which resulted in an effective rate on the financing of approximately 7%. The remaining proceeds were distributed to the owners. TRG used its 50% share of the distribution to pay down its revolving credit facilities.

                                                                     Schedule II
                  THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
                        Valuation and Qualifying Accounts
              For the years ended December 31, 1997, 1996, and 1995
                                 (in thousands)



                                                                    Additions
                                                           --------------------------
                                           Balance at      Charged to      Charged to                      Balance
                                            beginning       costs and        other                         at end
                                             of year        expenses        accounts      Write-offs       of year
                                            ---------      ----------      ----------    ------------     ---------
Year ended December 31, 1995:
  Allowance for doubtful receivables         $   502            818              0            (939)         $   381
                                             =======          =====           ====          ======          =======

  Development pre-construction reserve       $ 8,348          6,814              0          (4,964)         $10,198
                                             =======          =====           ====          ======          =======

Year ended December 31, 1996:
  Allowance for doubtful receivables         $   381          1,295             42(1)       (1,325)         $   393
                                             =======          =====           ====          ======          =======

  Development pre-construction reserve       $10,198          8,501              0          (6,223)         $12,476
                                             =======          =====           ====          ======          =======

Year ended December 31, 1997:
  Allowance for doubtful receivables         $  393          1,027               0          (1,006)         $   414
                                             ======          =====            ====          ======          =======

  Development pre-construction reserve       $12,476         5,454               0          (1,870)         $16,060
                                             =======         =====            ====          ======          =======


(1) Represents the balance of Fairlane's allowance for doubtful receivables as of the date of TRG's acquisition of additional interests in Fairlane.
     Subsequent to the acquisition date, the accounts of Fairlane have been consolidated in TRG's financial statements.

                                                      THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP                      Schedule III
                                                       REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                                    December 31, 1997
                                                                     (in thousands)

                                                                                             Gross Amount at Which
                                       Initial Cost                                      Carried at Close of Period
                                        to Company                Cost          ---------------------------------------
                                    -------------------       Capitalized                                  Accumulated       Total
                                            Buildings and      Subsequent                                 Depreciation     Cost Net
                                    Land     Improvements    to Acquisition     Land       BI&E        Total      (A/D)     of A/D
                                    ----     ------------    --------------     ----       ----        -----     -------    ------
Taubman Shopping Centers:
 Beverly Center, Los Angeles, CA   $      0    $  131,187     $ 22,104        $      0  $  153,291  $  153,291  $ 48,058  $  105,233
 Biltmore, Phoenix, AZ               18,000        96,864        8,320          18,000     105,184     123,184     9,390     113,794
 Briarwood, Ann Arbor, MI             4,027        47,761        5,964           4,027      53,725      57,752    28,663      29,089
 Columbus City Center,
  Columbus, OH                            0        57,787          278               0      58,065      58,065    15,383      42,682
 Fairlane Town Center,
  Dearborn, MI                       14,067        88,023          771          14,067      88,794     102,861     9,869      92,992
 The Falls, Miami, FL                25,479       131,347            0          25,479     131,347     156,826       229     156,597
 Hilltop, Richmond, CA                2,522        36,139        7,788           2,522      43,927      46,449    16,740      29,709
 La Cumbre Plaza, Santa Barbara, CA       0        23,048           39               0      23,087      23,087       844      22,243
 Lakeforest, Gaithersburg, MD         4,047        18,137        7,245           4,047      25,382      29,429    16,107      13,322
 Marley Station, Glen Burnie, MD      3,692        45,072       11,118           3,692      56,190      59,882    26,968      32,914
 Meadowood Mall, Reno, NV             1,890        14,116       13,734           1,890      27,850      29,740    12,598      17,142
 Paseo Nuevo, Santa Barbara, CA           0        35,210          385               0      35,595      35,595     1,832      33,763
 Regency Square, Richmond, VA        21,702       103,062            0          21,702     103,062     124,764       980     123,784
 The Mall at Short Hills,
  Short Hills, NJ                    16,000       116,054      120,709          16,000     236,763     252,763    36,729     216,034
 Stoneridge, Pleasanton, CA             882        25,265       16,496             882      41,761      42,643    23,644      18,999
 The Mall at Tuttle Crossing,
  Columbus, OH                       20,000       118,078            0          20,000     118,078     138,078     2,629     135,449
 Other:
 Manager's Office Facilities              0             0       23,505               0      23,505      23,505    17,796       5,709
 Peripheral Land                      6,630             0            5           6,630           5       6,635         0       6,635
 Construction in Process and
  Development Pre-construction
   Costs                                  0       122,011        5,670               0     127,681     127,681         0     127,681
 Other                                    0         1,120            0               0       1,120       1,120       199         921
                                   --------    ----------     --------        --------  ----------  ----------  --------  ----------
TOTAL                              $138,938    $1,210,281     $244,131        $138,938  $1,454,412  $1,593,350  $268,658  $1,324,692
                                   ========    ==========     ========        ========  ==========  ==========  ========  ==========
                                                          Date of
                                                       Completion of
                                                      Construction or  Depreciable
                                       Encumbrances     Acquisition       Life
                                       ------------     -----------       ----
Taubman Shopping Centers:
 Beverly Center, Los Angeles, CA        $146,000         1982         40 Years
 Biltmore, Phoenix, AZ                     2,979         1994         40 Years
 Briarwood, Ann Arbor, MI                      0         1973         33 Years
 Columbus City Center,
  Columbus, OH                             8,022         1989         31 Years
 Fairlane Town Center,
  Dearborn, MI                                 0         1996         40 Years
 The Falls, Miami, FL                          0         1997         40 Years
 Hilltop, Richmond, CA                       607         1976         50 Years
 La Cumbre Plaza, Santa Barbara, CA            0         1996         40 Years
 Lakeforest, Gaithersburg, MD                  0         1978         30 Years
 Marley Station, Glen Burnie, MD               0         1987         40 Years
 Meadowood Mall, Reno, NV                      0         1979         40 Years
 Paseo Nuevo, Santa Barbara, CA                0         1996         40 Years
 Regency Square, Richmond, VA                  0         1997         40 Years
 The Mall at Short Hills,
  Short Hills, NJ                              0         1980         40 Years
 Stoneridge, Pleasanton, CA               76,019         1980         40 Years
 The Mall at Tuttle Crossing,
  Columbus, OH                                 0         1997         50 Years
 Other:
 Manager's Office Facilities                   0
 Peripheral Land                               0
 Construction in Process and
  Development Pre-construction
   Costs                                  42,241
 Other                                         0
                                        --------
TOTAL                                   $275,868
                                        ========


The changes in total real estate assets for the three years ended December 31, 1997 are as follows:


                                         1997        1996       1995
                                         ----        ----       ----

   Balance, beginning of year         $1,136,416  $  926,207  $ 843,960
    Acquisitions                         358,227     150,522
    New development and improvements     142,420      59,237     85,109
    Disposals (1)                        (43,713)     (3,808)    (2,862)
    Transfers In, net (2)                              4,258
                                      ----------  ----------  ---------
   Balance, end of year               $1,593,350  $1,136,416  $ 926,207
                                      ==========  ==========  =========

                                                          (Schedule III (cont.))

The changes in accumulated depreciation and amortization for the three years ended December 31, 1997 are as follows:

                                         1997        1996       1995
                                         ----        ----       ----

   Balance, beginning of year         $(234,030)  $(200,440)  $(175,358)
    Depreciation for year               (37,642)    (29,570)    (26,574)
    Disposals                             3,014       1,290       1,492
    Transfers In (2)                                 (5,310)
                                      ---------   ---------   ---------
   Balance, end of year               $(268,658)  $(234,030)  $(200,440)
                                      =========   =========   =========



(1) 1997 disposal amount includes $39,849 representing the net decrease in Tuttle Crossing's assets under capital lease.
(2) Primarily represents consolidation in 1996 of TRG's original 25% interest in Fairlane's assets (costs of acquiring the remaining 75% interest are included in Acquisitions above), net of transfers of pre-construction costs to construction in process of an Unconsolidated Joint Venture.

            UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                               LIMITED PARTNERSHIP


                          COMBINED FINANCIAL STATEMENTS
                      AS OF DECEMBER 31, 1997 AND 1996 AND
          FOR EACH OF THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                          INDEPENDENT AUDITORS' REPORT





Partners
The Taubman Realty Group Limited Partnership

  We have audited the accompanying combined balance sheets of Unconsolidated Joint Ventures of The Taubman Realty Group Limited Partnership (the "Partnership") as of December 31, 1997 and 1996, and the related combined statements of operations, accumulated deficiency in assets, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

  In our opinion, such combined financial statements present fairly, in all material respects, the financial position of Unconsolidated Joint Ventures of The Taubman Realty Group Limited Partnership as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic combined financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Detroit, Michigan
February 18, 1998

            UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                               LIMITED PARTNERSHIP

                             COMBINED BALANCE SHEET
                                 (in thousands)






                                                         December 31
                                                   -----------------------
                                                       1997       1996
                                                       ----       ----

Assets:
 Properties (Notes 2, 4 and 6)                      $ 829,640   $ 638,960
  Accumulated depreciation and amortization           205,659     188,491
                                                    ---------   ---------
                                                    $ 623,981   $ 450,469

 Cash and cash equivalents                             36,875      25,914
 Accounts and notes receivable, less allowance
  for doubtful accounts of $314 and $90
  in 1997 and 1996                                      8,531       7,142
 Note receivable from Joint Venture Partner
  (Note 6)                                              1,294       1,600
 Deferred charges and other assets (Notes 3 and 6)     37,697      36,596
                                                    ---------   ---------
                                                    $ 708,378   $ 521,721
                                                    =========   =========


Liabilities:
 Mortgage notes payable (Note 4)                    $ 874,472   $ 721,809
 Other notes payable (Note 4)                             884       2,353
 Capital lease obligations (Note 5)                     6,509       5,000
 Accounts payable and other liabilities                94,801      51,691
                                                    ---------   ---------
                                                    $ 976,666   $ 780,853

Commitments (Note 5)


Accumulated deficiency in assets:
 TRG                                                $(133,680)  $(134,986)
 Joint Venture Partners                              (134,608)   (124,146)
                                                    ---------   ---------
                                                    $(268,288)  $(259,132)
                                                    ---------   ---------
                                                    $ 708,378   $ 521,721
                                                    =========   =========



                       See notes to financial statements.

            UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                               LIMITED PARTNERSHIP

                        COMBINED STATEMENT OF OPERATIONS
                                 (in thousands)






                                                Year Ended December 31
                                            ------------------------------
                                               1997      1996      1995
                                               ----      ----      ----
Revenues:
  Minimum rents                              $155,912  $157,212  $166,244
  Percentage rents                              3,057     3,951     3,629
  Expense recoveries                           89,653    95,244   101,455
  Other                                        10,013     8,930    11,444
  Gain on disposition of Bellevue (Note 1)                          4,408
                                             --------  --------  --------
                                             $258,635  $265,337  $287,180
                                             --------  --------  --------

Operating costs:
  Recoverable expenses (Note 6)              $ 76,493  $ 81,799  $ 88,250
  Other operating (Note 6)                     17,638    18,365    18,609
  Interest expense (Note 4)                    54,018    52,994    57,857
  Depreciation and amortization                24,180    23,837    25,471
                                             --------  --------  --------
                                             $172,329  $176,995  $190,187
                                             --------  --------  --------

Income before extraordinary items            $ 86,306  $ 88,342  $ 96,993
Extraordinary items (Notes 1 and 4)                                30,761
                                             --------  --------  --------
Net Income                                   $ 86,306  $ 88,342  $127,754
                                             ========  ========  ========

Allocation of net income:
Attributable to TRG                          $ 46,857  $ 47,413  $ 68,498
Attributable to Joint Venture Partners         39,449    40,929    59,256
                                             --------  --------  --------
                                             $ 86,306  $ 88,342  $127,754
                                             ========  ========  ========



                       See notes to financial statements.

            UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                               LIMITED PARTNERSHIP

             COMBINED STATEMENT OF ACCUMULATED DEFICIENCY IN ASSETS
                  Years ended December 31, 1997, 1996 and 1995
                                 (in thousands)






                                                 Joint Venture
                                           TRG      Partners      Total
                                           ---      --------      -----


Balance, January 1, 1995               $(165,328)  $(167,603)  $(332,931)
Cash distributions                       (53,287)    (49,413)   (102,700)
Net income                                68,498      59,256     127,754
                                       ---------   ---------   ---------
Balance, December 31, 1995             $(150,117)  $(157,760)  $(307,877)
Cash contributions                        14,457      24,958      39,415
Non-cash contributions (Note 1)            4,797       8,050      12,847
Cash distributions                       (55,146)    (51,154)   (106,300)
TRG purchase of Fairlane interest
 (Note 1)                                  3,610      10,831      14,441
Net income                                47,413      40,929      88,342
                                       ---------   ---------   ---------
Balance, December 31, 1996             $(134,986)  $(124,146)  $(259,132)
Cash contributions                        18,822       9,800      28,622
Cash distributions                       (64,373)    (59,711)   (124,084)
Net income                                46,857      39,449      86,306
                                       ---------   ---------   ---------
Balance, December 31, 1997             $(133,680)  $(134,608)  $(268,288)
                                       =========   =========   =========



                       See notes to financial statements.

            UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                               LIMITED PARTNERSHIP

                        COMBINED STATEMENT OF CASH FLOWS
                                 (in thousands)






                                                Year Ended December 31
                                           --------------------------------
                                              1997       1996       1995
                                              ----       ----       ----

Cash Flows From Operating Activities:
 Income before extraordinary items         $  86,306  $  88,342  $  96,993
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization              24,180     23,837     25,471
   Provision for losses on accounts
    receivable                                   697      1,303        974
   Gains on sales of land                     (2,748)               (1,303)
   Gain on disposition of Bellevue (Note 1)                         (4,408)
   Other                                       3,806      2,922      2,493
 Increase (decrease) in cash attributable
  to changes in assets and liabilities:
   Receivables, deferred
    charges and other assets                  (7,760)    (1,821)   (10,128)
   Accounts payable and other liabilities     43,110      4,841      4,258
                                           ---------  ---------  ---------
Net Cash Provided By Operating Activities  $ 147,591  $ 119,424  $ 114,350
                                           ---------  ---------  ---------

Cash Flows From Investing Activities:
 Additions to properties                   $(190,188) $ (97,137) $ (48,320)
 Restricted cash for expansion                            1,309     40,879
 Proceeds from sales of land                   3,452                 1,390
                                           ---------  ---------  ---------
Net Cash Used In Investing Activities      $(186,736) $ (95,828) $  (6,051)
                                           ---------  ---------  ---------

Cash Flows From Financing Activities:
 Debt proceeds                             $ 158,255  $  20,529  $ 235,030
 Debt payments                                (8,267)    (2,670)    (6,665)
 Extinguishment of debt                                           (189,705)
 Debt issuance costs                          (4,420)               (6,198)
 Cash contributions from partners             28,622     39,415
 Cash distributions to partners             (124,084)  (106,300)  (102,700)
                                           ---------  ---------  ---------
Net Cash Provided By (Used In) Financing
 Activities                                $  50,106  $ (49,026) $ (70,238)
                                           ---------  ---------  ---------

Net Increase (Decrease) In Cash            $  10,961  $ (25,430) $  38,061

Cash and Cash Equivalents at Beginning
 of Year                                      25,914     51,344    13,283
                                           ---------  ---------  --------

Cash and Cash Equivalents at End of Year   $  36,875  $  25,914  $  51,344
                                           =========  =========  =========



                       See notes to financial statements.

            UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                               LIMITED PARTNERSHIP

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                       Three Years Ended December 31, 1997



Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

  The Taubman Realty Group Limited Partnership (TRG) engages in the ownership, management, leasing, acquisition, development and expansion of regional retail shopping centers (Taubman Shopping Centers) and interests therein. TRG has engaged the Manager (The Taubman Company Limited Partnership, which is approximately 99% beneficially owned by TRG) to provide property management and leasing services for the Taubman Shopping Centers and to provide corporate, development, and acquisition services. For financial statement reporting purposes, the accounts of Taubman Shopping Centers owned through joint ventures with third parties that are not controlled (Unconsolidated Joint Ventures) have been combined in these financial statements. Generally, net profits and losses of the Unconsolidated Joint Ventures are allocated to TRG and the outside partners (Joint Venture Partners) in accordance with their ownership percentages.

  Dollar amounts presented in tables within the notes to the combined financial statements are stated in thousands.

Investments in Unconsolidated Joint Ventures

  TRG's interest in each of the Unconsolidated Joint Ventures at December 31, 1997, is as follows:

                                                                     TRG's %
Unconsolidated Joint Venture        Taubman Shopping Center         Ownership
----------------------------        -----------------------         ---------

 Arizona Mills, L.L.C.              Arizona Mills                      37%
 Fairfax Associates                 Fair Oaks                          50
 Lakeside Mall Limited Partnership  Lakeside                           50
 Rich-Taubman Associates            Stamford Town Center               50
 Taubman-Cherry Creek
  Limited Partnership               Cherry Creek                       50
 Twelve Oaks Mall
  Limited Partnership               Twelve Oaks Mall                   50
 West Farms Associates              Westfarms                          79
 Woodfield Associates               Woodfield                          50
 Woodland                           Woodland                           50

  Arizona Mills, L.L.C. developed Arizona Mills, a value super-regional mall in Tempe, Arizona, which opened in November 1997. TRG's ownership interest in Arizona Mills, L.L.C. increased in January 1997 to 37% from 35% as a result of Arizona Mills, L.L.C.'s redemption of a former owner's 5% interest for $2.8 million. The former owner is an affiliate of a partner in TRG. In 1996, Arizona Mills, L.L.C. purchased for $24.8 million approximately 116 acres of land on which the Center was constructed from an affiliate of a partner in TRG and of a former owner in Arizona Mills. Also in 1996, TRG and the other owners of Arizona Mills contributed non-cash pre-construction costs related to this center totaling $12.8 million.

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

  In December 1995, the bank group holding the $99.5 million nonrecourse mortgage encumbering Bellevue Center acquired title to the Center through a nonjudicial foreclosure sale. The mortgage matured on November 1, 1995. TRG ceased to recognize the results of Bellevue Associates (Bellevue), TRG's 60% owned Unconsolidated Joint Venture that owned the Center, as of November 1, 1995, and, accordingly, the accounts of Bellevue Associates are not included in these combined financial statements from that date.

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

    The fair value of mortgage notes and other notes payable is estimated based on quoted market prices if available, or on the current rates available to the Unconsolidated Joint Ventures for debt of similar terms and maturity and the assumption that debt will be prepaid at the earliest possible date.

    The fair value of interest rate hedging instruments is the amount the Unconsolidated Joint Venture would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates.

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

Reclassifications

  Certain prior year amounts have been reclassified to conform to 1997 classifications.

            UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                               LIMITED PARTNERSHIP
              NOTES TO COMBINED FINANCIAL STATEMENTS -- (Continued)


Note 2 - Properties

  Properties, at December 31, 1997 and 1996, are summarized as follows:

                                              1997       1996
                                              ----       ----

 Land                                       $ 45,549   $ 43,477
 Buildings, improvements and equipment       753,859    476,283
 Construction in process                      27,443    115,953
 Peripheral land                               2,789      3,247
                                            --------   --------
                                            $829,640   $638,960
                                            ========   ========

  Depreciation expense for 1997, 1996 and 1995 was $18.7 million, $18.0 million and $18.4 million. Peripheral land primarily consists of undeveloped land generally adjacent to the Taubman Shopping Centers. Construction in process includes costs related to expansions and other improvements at various centers. Assets under capital lease of $6.5 million and $5.0 million at December 31, 1997 and 1996, respectively, are included in the table above in buildings, improvements and equipment.


Note 3 - Deferred Charges and Other Assets

  Deferred charges and other assets at December 31, 1997 and 1996 are summarized as follows:

                                              1997       1996
                                              ----       ----

     Leasing                                $ 41,568   $ 39,924
     Accumulated amortization                (20,562)   (19,298)
                                            --------   --------
                                            $ 21,006   $ 20,626
     Deferred financing, net                  12,442     11,810
     Other, net                                4,249      4,160
                                            --------   --------
                                            $ 37,697   $ 36,596
                                            ========   ========

           UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                              LIMITED PARTNERSHIP
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (Continued)


Note 4 - Debt

Mortgage Notes Payable

  Mortgage notes payable at December 31, 1997 and 1996 consists of the following:

                                                                     Balance Due
Center                 1997      1996   Interest Rate  Maturity Date on Maturity
------                 ----      ----   -------------  ------------- -----------

Arizona Mills        $121,991              Floating       02/01/02     $121,991
Cherry Creek          130,000   $130,000   Floating       08/01/98      130,000
Fair Oaks              39,119     39,865      9.00%       12/01/16            0
Lakeside               88,000     88,000      6.47%       12/15/00       88,000
Stamford Town Center   55,630     56,291     11.69%       12/01/17            0
Twelve Oaks Mall       49,940     49,924   Floating       10/15/01       50,000
Westfarms             100,000    100,000      7.85%       07/01/02      100,000
Westfarms              51,792     19,729   Floating       07/01/02       51,792
Woodfield             172,000    172,000   Floating       10/13/98      172,000
Woodland               66,000     66,000      8.20%       05/15/04       66,000
                      -------   --------
                     $874,472   $721,809
                     ========   ========

  The Arizona Mills loan is a construction facility with a maximum availability of $145 million. The rate is capped at 9.5% until maturity, plus credit spread. The payment of principal and interest is guaranteed by each of the owners of Arizona Mills to the extent of its ownership percentage. The loan agreement provides for the reduction of the amount guaranteed as certain center performance and valuation criteria are met.

  The other Unconsolidated Joint Ventures with floating rate debt have entered into interest rate agreements to reduce their exposure to increases in interest rates. The rate on Cherry Creek's loan is capped at 6.5% through January 1998 and from February 1998 to maturity at 7%, plus credit spread, based on one month LIBOR. The loan can be extended up to an additional three years. The rate on the Twelve Oaks loan is capped at 8.55% until maturity, plus credit spread, based on one month LIBOR. The interest rate on $93.5 million of the Woodfield loan was swapped to maturity at an effective annual rate of 5.4%. The rate on the balance of the Woodfield financing, which has been capped at a maximum annual rate, including credit spread, of 6.5% to maturity by an interest rate agreement, floats at a rate of three month LIBOR plus 0.5%. The Westfarms balance of $51.8 million represents borrowings under a construction facility with a maximum availability of $55 million. The rate on the construction facility is capped until maturity at 6.5%, plus credit spread.

  The Stamford note also requires payment of additional interest ($1.3 million, $1.6 million, and $1.4 million in 1997, 1996, and 1995) based on operating results.

            UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                               LIMITED PARTNERSHIP
              NOTES TO COMBINED FINANCIAL STATEMENTS -- (Continued)


  Scheduled principal payments on mortgage debt are as follows as of December 31, 1997:

                   1998                  $303,559
                   1999                     1,727
                   2000                    89,914
                   2001                    52,121
                   2002                   276,135
                   Thereafter             151,016
                                         --------
                   Total                 $874,472
                                         ========

Other Notes Payable

  Other notes payable at December 31, 1997 and 1996 consists of the following:

                                                     1997     1996
                                                     ----     ----
  Notes payable to banks, line of credit,
   interest generally at prime (8.5% at
   December 31, 1997), maximum borrowings
   available up to $7.5 million to fund
   tenant loans, allowances and buyouts
   and working capital.                             $ 832   $2,293
  Other                                                52       60
                                                    -----   ------
                                                    $ 884   $2,353
                                                    =====   ======

Interest Expense

  Interest paid on mortgages and other notes payable in 1997, 1996 and 1995, net of amounts capitalized of $9.4 million, $4.8 million, and $3.5 million, approximated $48.7 million, $49.9 million, and $55.6 million.

Extraordinary Items

  In 1995, Bellevue Associates recognized an extraordinary gain of approximately $31.4 million (Note 1). The extraordinary charge to income totaling $0.6 million in 1995 primarily represented a prepayment penalty relating to the extinguishment of mortgage debt.

Interest Rate Hedging Instruments

  Certain of the Unconsolidated Joint Ventures have entered into interest rate swap and cap agreements to reduce their exposure to changes in the cost of floating rate debt. The terms of the derivative agreements are equivalent to the notional amounts, reset dates and rate bases of the underlying hedged debt to assure the effectiveness of the derivatives in reducing interest rate risk. These Unconsolidated Joint Ventures are exposed to credit risk in the event of nonperformance by their counterparties to the agreements, but have no off-balance sheet risk of loss. These Unconsolidated Joint Ventures anticipate that their counterparties will be able to fully perform their obligations under the agreements.

  In 1997, Fairfax Associates entered into a treasury lock agreement to effectively fix the rate on its anticipated refinancing of the mortgage on Fair Oaks. At December 31, 1997, Fairfax Associates would have paid $4.2 million to close out the agreement (Note 7).

            UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                               LIMITED PARTNERSHIP
              NOTES TO COMBINED FINANCIAL STATEMENTS -- (Continued)


Fair Value of Debt Instruments

  The estimated fair values of financial instruments at December 31, 1997 and 1996 are as follows:

                                                  December 31
                             ---------------------------------------------------
                                       1997                       1996
                             ------------------------   ------------------------
                              Carrying        Fair       Carrying       Fair
                                Value        Value         Value       Value
                             ------------------------   ------------------------

Mortgage notes payable        $874,472     $910,250      $721,809    $757,438
Other notes payable                884          884         2,353       2,353
Interest rate instruments:
 In a receivable position        4,787        2,164         4,065       3,263
 In a payable position                       (4,241)


Note 5 - Leases

  Shopping center space is leased to tenants and certain anchors pursuant to lease agreements. Tenant leases typically provide for guaranteed minimum rent, percentage rent and other charges to cover certain operating costs. Future minimum rent under operating leases in effect at December 31, 1997 for operating centers, assuming no new or renegotiated leases or option extensions on anchor agreements, is summarized as follows:

                      1998                 $177,731
                      1999                  171,664
                      2000                  158,214
                      2001                  141,862
                      2002                  124,068
                      Thereafter            377,803

  Minimum rent received from former related parties was $0.9 million in 1995. There are no related party amounts in the table above.

  One Unconsolidated Joint Venture, as lessee, has a ground lease expiring in 2083. Rental payments under the lease were $1.8 million, $1.7 million and $1.7 million in each of 1997, 1996 and 1995. All of the ground lease rental payments and scheduled future payments represent minimum rental expense payable to its Joint Venture Partner.

  The following is a schedule of future minimum rental payments required under the lease:

                      1998                  $ 1,984
                      1999                    1,984
                      2000                    1,984
                      2001                    1,984
                      2002                    2,058
                      Thereafter            656,417

            UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                               LIMITED PARTNERSHIP
              NOTES TO COMBINED FINANCIAL STATEMENTS -- (Continued)


Capital Lease Obligations

  Certain Unconsolidated Joint Ventures have entered into lease agreements for property improvements with three to five year terms. As of December 31, 1997, future minimum lease payments for these capital leases are as follows:

               1998                                $ 1,976
               1999                                  1,976
               2000                                  1,933
               2001                                  1,803
               2002                                     65
                                                   -------
               Total minimum lease payments        $ 7,753
               Less amount representing interest    (1,244)
                                                   -------
               Capital lease obligations           $ 6,509
                                                   =======


Note 6 - Transactions with Affiliates

  Charges from the Manager under various written agreements were as follows for the years ended December 31:
                                               1997       1996       1995
                                               ----       ----       ----

     Management and leasing services        $17,352    $16,720    $18,668
     Security and maintenance services        9,468     11,608     15,468
     Development services                     4,661      5,410      5,708
                                            -------    -------    -------
                                            $31,481    $33,738    $39,844
                                            =======    =======    =======

  TRG is a one-third owner of an entity providing management, leasing, and development services to Arizona Mills, L.L.C. Charges from this entity were $9.7 million in 1997.

  Westfarms previously loaned $2.4 million to one of its Joint Venture Partners to purchase a portion of a deceased Joint Venture Partner's interest. The note bears interest at approximately 7.9% and requires monthly principal payments of $25 thousand, plus accrued interest, with the final payment due in 2001. The balance at December 31, 1997 and 1996 was $1.3 million and $1.6 million, respectively. Interest income related to the loan was approximately $0.1 million in 1997, 1996, and 1995.

  Other related party transactions are described in Notes 1 and 5.


Note 7 - Subsequent Event

  Subsequent to December 31, 1997, Fairfax Company of Virginia L.L.C. (successor-in-interest to Fairfax Associates) completed a $140 million, 6.60%, secured financing maturing in 2008. The net proceeds were used to extinguish an existing mortgage on Fair Oaks of approximately $39 million and pay a prepayment penalty of approximately $1.8 million. In addition, proceeds of $5.6 million were used to close out a treasury lock agreement entered into in 1997 (Note 4), which resulted in an effective rate on the financing of approximately 7%. The remaining proceeds were distributed to the owners.


                                                                                                                   Schedule II
            UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                               LIMITED PARTNERSHIP
                        Valuation and Qualifying Accounts
              For the years ended December 31, 1997, 1996 and 1995
                                 (in thousands)




                                                                    Additions
                                                           --------------------------
                                            Balance at     Charged to      Charged to                       Balance
                                             beginning      costs and        other                          at end
                                              of year       expenses        accounts       Write-offs       of year
                                              -------       --------        --------       ----------       -------

Year ended December 31, 1995:

  Allowance for doubtful receivables           $ 402            974              0           (1,219)         $ 157
                                               =====          =====           ====           ======          =====

Year ended December 31, 1996:

  Allowance for doubtful receivables           $ 157          1,303              0           (1,370)         $  90
                                               =====          =====           ====           ======          =====

Year ended December 31, 1997:

  Allowance for doubtful receivables           $  90            697              0             (473)         $ 314
                                               =====          =====           ====           ======          =====



                                                                                                                  Schedule III
 UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1997
                                 (in thousands)


                                                                                       Gross Amount at Which
                                          Initial Cost                               Carried at Close of Period
                                           to Company              Cost       -----------------------------------------
                                     ----------------------    Capitalized                                  Accumulated     Total
                                              Buildings and    Subsequent                                  Depreciation   Cost Net
                                      Land     Improvements   to Acquisition  Land      BI&E       Total      (A/D)        of A/D
                                      ----    -------------   --------------  ----      ----       -----      -----        -----
Taubman Shopping Centers:
 Arizona Mills, Tempe, AZ            $22,017    $162,406         $      0     $22,017   $162,406   $184,423   $  1,371   $183,052
 Cherry Creek, Denver, CO                  0     103,795           20,457           0    124,252    124,252     34,043     90,209
 Fair Oaks, Fairfax, VA                5,167      36,182           10,638       5,167     46,820     51,987     27,736     24,251
 Lakeside, Sterling Heights, MI        2,667      21,182           10,110       2,667     31,292     33,959     21,277     12,682
 Stamford Town Center,
   Stamford, CT                        1,977      43,461           11,318       1,977     54,779     56,756     26,950     29,806
 Twelve Oaks Mall, Novi, MI              803      28,787           14,786         803     43,573     44,376     23,500     20,876
 Westfarms, Farmington, CT             5,287      38,657          111,001       5,287    149,658    154,945     22,418    132,527
 Woodfield, Schaumburg, IL             5,264      18,450           94,034       5,264    112,484    117,748     30,552     87,196
 Woodland, Grand Rapids, MI            2,367      19,078            9,517       2,367     28,595     30,962     17,812     13,150
Other Properties:
  Peripheral land                      2,789           0                0       2,789          0      2,789          0      2,789
  Construction in Process                  0           0           27,443           0     27,443     27,443          0     27,443
                                     -------    --------         --------     -------   --------   --------   --------   --------
TOTAL                                $48,338    $471,998         $309,304     $48,338   $781,302   $829,640   $205,659   $623,981
                                     =======    ========         ========     =======   ========   ========   ========   ========
                                                       Date of
                                                    Completion of   Depreciable
                                     Encumbrances    Construction       Life
                                     ------------   --------------  -----------
Taubman Shopping Centers:
 Arizona Mills, Tempe, AZ            $121,991          1997          50 Years
 Cherry Creek, Denver, CO             130,000          1990          40 Years
 Fair Oaks, Fairfax, VA                39,119          1980          55 Years
 Lakeside, Sterling Heights, MI        88,000          1976          40 Years
 Stamford Town Center,
   Stamford, CT                        55,630          1982          40 Years
 Twelve Oaks Mall, Novi, MI            49,940          1977          50 Years
 Westfarms, Farmington, CT            151,792          1974          34 Years
 Woodfield, Schaumburg, IL            172,000          1971          33 Years
 Woodland, Grand Rapids, MI            66,000          1968          33 Years
Other Properties:
  Peripheral land                           0
  Construction in Process                   0
                                     --------
TOTAL                                $874,472
                                     ========

The changes in total real estate assets for the three years ended December 31, 1997 are as follows:

                                          1997          1996       1995
                                          ----          ----       ----

   Balance, beginning of year         $638,960      $570,066     $600,877
    Improvements                       192,888       110,187(1)    48,320
    Disposals                           (2,208)       (4,775)     (79,131)(2)
    Transfers Out                                    (36,518)(3)
                                      --------      --------     --------
   Balance, end of year               $829,640      $638,960     $570,066
                                      ========      ========     ========

The changes in accumulated depreciation and amortization for the three years ended December 31, 1997 are as follows:

                                           1997        1996         1995
                                           ----        ----         ----

   Balance, beginning of year         $(188,491)  $(196,263)   $(198,103)
    Depreciation for year               (18,669)    (17,976)     (18,378)
    Disposals                             1,501       4,564       20,218(2)
    Transfers Out                                    21,184(3)
                                      ---------   ---------    ---------
   Balance, end of year               $(205,659)  $(188,491)   $(196,263)
                                      =========   =========    =========

(1)  Includes   TRG's   transfer   to   Arizona   Mills  of  TRG's   accumulated
     pre-construction costs related to this project.
(2)  Includes amounts related to the disposition of Bellevue Center.  Subsequent to October 31,  1995,  TRG ceased  recognition  of  Bellevue's  operations, consequently,  the  accounts  of Bellevue  are no longer  included in these combined financial statements.
(3)  Subsequent to TRG's purchase of the Joint Venture Partner's  interest,  the accounts of Fairlane  are no longer  included in these  combined  financial statements.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TAUBMAN CENTERS, INC.

      Date:  March 27, 1998         By:   /s/ ROBERT S. TAUBMAN
                                          -------------------------------------
                                          Robert S. Taubman, President and
                                          Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                          Title                       Date
      ---------                          -----                       ----


         *                       Chairman of the Board           March 27, 1998
----------------------                                           --------------
A. Alfred Taubman

         *                     Vice Chairman of the Board        March 27, 1998
----------------------                                           --------------
Robert C. Larson

/s/ ROBERT S. TAUBMAN          President, Chief Executive        March 27, 1998
----------------------            Officer, and Director          --------------
Robert S. Taubman


/s/ LISA A. PAYNE               Chief Financial Officer          March 27, 1998
----------------------                and Director               --------------
Lisa A. Payne

/s/ ESTHER R. BLUM           Vice President, Controller and      March 27, 1998
----------------------         Chief Accounting Officer          --------------
Esther R. Blum

         *                              Director                 March 27, 1998
----------------------                                          --------------
Graham Allison

         *                              Director                 March 27, 1998
----------------------                                           --------------
Claude M. Ballard

         *                              Director                 March 27, 1998
----------------------                                           --------------
Allan J. Bloostein

         *                              Director                 March 27, 1998
----------------------                                           --------------
Jerome A. Chazen

         *                              Director                 March 27, 1998
----------------------                                           --------------
Thomas E. Dobrowski

         *                              Director                 March 27, 1998
----------------------                                           --------------
S. Parker Gilbert

         *                              Director                 March 27, 1998
----------------------                                           --------------
W. Allen Reed

*By:  /s/ LISA A. PAYNE
      -----------------
      Lisa A. Payne, as
      Attorney-in-Fact

                                  EXHIBIT INDEX


Exhibit
Number
------

     3(a) -- By-Laws of Taubman Centers, Inc., as amended (incorporated herein by reference to Exhibit 3 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

     3(b)  --  Form  of  Amended  and   Restated   Articles   of   Incorporation
               (incorporated  by reference  to Exhibit 4(a) to the  Registrant's
               Post-Effective Amendment No. 1 to Form S-3 Registration Statement
               No. 333-35433).

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

     4(f) -- TRG's Medium-Term Notes due June 15, 2002 (incorporated herein by reference to Exhibit 4(j) filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).

     4(g)  --  Amended and Restated Revolving  Loan  Agreement dated as of March
               5, 1997 (the "Revolving Loan Agreement"), among The Taubman Realty Group Limited Partnership, as Borrower, Union Bank of Switzerland, (New York Branch), as a Bank, the other Banks signatory to the Revolving Loan Agreement, each as a Bank, and Union Bank of Switzerland (New York Branch), as Administrative Agent (incorporated herein by reference to Exhibit 4, filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (the "1997 First Quarter Form 10-Q")).

     4(h)  --  Form  of  Contribution   and  Acceptance  of  Preferred   Equity,
               Designation of Series A Preferred  Equity,  and  Establishment of
               Preferred Rate (incorporated herein by reference to Exhibit 4(d) to the Registrant's Post-Effective Amendment No. 1 to Form S-3
               Registration Statement No. 333-35433).

     4(i)  --  Construction  Loan Agreement among  Taubman MacArthur  Associates
               Limited Partnership, as Borrower, and Bayerische Hypotheken - Und Wechsel - Bank, Aktiengesellschaft, New York Branch and The Other Banks and Financial Institutions from time to time Parties hereto, as Lenders and Bayerische Hypotheken - Und Wechsel - Bank Aktiengesellschaft, New York Branch, as Agent, dated as of October 28, 1997.

                                  EXHIBIT INDEX


Exhibit
Number
------

     4(j)  --  Loan  Agreement  dated as of November  25, 1997 among The Taubman
               Realty Group Limited Partnership, as Borrower, Fleet National Bank, as a Bank, PNC Bank, National Association, as a Bank, the other Banks signatory hereto, each as a Bank, and PNC Bank, National Association, as Administrative Agent.

    10(a)  --  Form of The Amended and Restated Agreement of Limited Partnership
               of The Taubman Realty Group Limited Partnership, as amended through September 30, 1997 (incorporated herein by reference to Exhibit 4(c) to the Registrant's Post -Effective Amendment No. 1 to Form S-3 Registration Statement No. 333-35433).

*   10(b)  --  The Taubman  Realty  Group  Limited  Partnership  1992  Incentive
               Option Plan, as Amended and Restated Effective as of September 30, 1997.

    10(c)  --  Corporate  Services  Agreement between Taubman Centers,  Inc. and
               The Taubman Company Limited Partnership (the "Manager") (incorporated herein by reference to Exhibit 10(c) filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (the "1992 Form 10-K")).

    10(d)  --  Registration  Rights  Agreement  among  Taubman  Centers,   Inc.,
               General Motors Hourly-Rate Employes Pension Trust, General Motors
               Retirement  Program for Salaried Employes Trust, and State Street
               Bank & Trust Company, as trustee of the AT&T Master Pension Trust
               (incorporated herein by reference to Exhibit 10(e) filed with the 1992 Form 10-K).

    10(e)  --  Master  Services  Agreement  between  The  Taubman  Realty  Group
               Limited Partnership and the Manager (incorporated herein by reference to Exhibit 10(f) filed with the 1992 Form 10-K).

    10(f)  --  Cash Tender  Agreement  among  Taubman  Centers,  Inc., A. Alfred
               Taubman, acting not individually but as Trustee of The A. Alfred Taubman Restated Revocable Trust, as amended and restated in its entirety by Instrument dated January 10, 1989 (as the same has been and may hereafter be amended from time to time), TRA Partners, and GMPTS Limited Partnership (incorporated herein by reference to Exhibit 10(g) filed with the 1992 Form 10-K).

*   10(g)  --  Supplemental  Retirement  Savings  Plan  (incorporated  herein by reference to Exhibit 10(i) filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

*   10(h)  --  The  Taubman  Company  Long-Term  Performance  Compensation  Plan
               (incorporated herein by reference to Exhibit 10(k) filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

*   10(i)  --  Employment   agreement   between  The  Taubman   Company  Limited
               Partnership and Lisa A. Payne (incorporated herein by reference to Exhibit 10 filed with the 1997 First Quarter Form 10-Q).

*   10(j)  --  Amended and Restated  Continuing Offer, dated as of September 30,
               1997 (incorporated herein by reference to Exhibit 10 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

    12(a)  --  Statement  Re:  Computation  of Taubman  Centers,  Inc.  Ratio of
               Earnings to Preferred Stock Dividends.

    12(b)  --  Statement  Re:  Computation  of TRG's Ratios of Earnings to Fixed
               Charges and Preferred Distributions.

                                  EXHIBIT INDEX


Exhibit
Number
------


    21     --  Subsidiaries of The Taubman Realty Group Limited Partnership.

    23     --  Consent of Deloitte & Touche LLP.

    24     --  Powers of Attorney.

    27     --  Financial Data Schedule.

    99(a)  --  Purchase  and Sale  Agreement  By and Between One Federal  Street
               Joint Venture and The Taubman Realty Group Limited Partnership, dated July 16, 1997 (Purchase and Sale Agreement) (without exhibits or schedules, which will be supplementally provided to the Securities and Exchange Commission upon its request) (incorporated herein by reference to Exhibit 99(a) filed with the Registrant's Current Report on Form 8-K dated September 4, 1997).

    99(b)  --  First Amendment to Purchase and Sale Agreement,  dated August 15,
               1997 (without exhibits or schedules, which will be supplementally provided to the Securities and Exchange Commission upon its request) (incorporated herein by reference to Exhibit 99(b) filed with the Registrant's Current Report on Form 8-K dated September 4, 1997).

    99(c)  --  Agreement of Purchase  and Sale By and Between The Falls  Limited
               L.P. and The Taubman Realty Group Limited Partnership, dated November 5, 1997, as amended by First Amendment to Agreement of Purchase and Sale entered into on November 6, 1997, and Second Amendment to Agreement of Purchase and Sale entered into on November 13, 1997 (without exhibits or schedules, which will be supplementally provided to the Securities and Exchange Commission upon its request).


---------------------
* A management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.