Form 10-K
period 1998-12-31
TAUBMAN CENTERS INC
filed 1999-03-26
CIK 890319

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(Mark one)
 x


      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998.
                                    OR


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

                                                   Name of each exchange
           Title of each class                      on which registered
              Common Stock,                       New York Stock Exchange
             $0.01 Par Value

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

As of March 23, 1999, the aggregate market value of the 52,691,181 shares of Common Stock held by non-affiliates of the registrant was $613 million, based upon the closing price ($11 5/8) on the New York Stock Exchange composite tape on such date. (For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the registrant and certain other shareholders; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.) As of March 23, 1999, there were outstanding 53,045,285 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the proxy statement for the annual shareholders meeting to be held in 1999 are incorporated by reference into Part III.

                                    PART I

Item 1.  BUSINESS

The Company

     Taubman Centers, Inc. (the "Company" or "TCO") was incorporated in Michigan in 1973 and had its initial public offering ("IPO") in 1992. Upon completion of the IPO, the Company became the managing general partner of The Taubman Realty Group Limited Partnership (the "Operating Partnership" or "TRG"). The Company has a 62.8% partnership interest in the Operating Partnership, through which the Company conducts all its operations. The Company owns, develops, acquires, and operates regional shopping centers ("Centers") and interests therein. The Company's portfolio, as of December 31, 1998, includes 16 urban and suburban Centers located in seven states. One additional Center opened in March 1999. Three additional Centers are presently or will soon be under construction and are expected to open in 2001. Thirteen of the Centers are "super-regional" centers because they have more than 800,000 square feet of gross leasable area. The Operating Partnership also owns certain regional retail shopping center development projects and more than 99% of The Taubman Company Limited Partnership (the "Manager"), which manages the shopping centers, and provides other services to the Operating Partnership and the Company. See the table on pages 12 and 13 of this report for information regarding the Centers.

  The Company is a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the "Code"). In order to satisfy the provisions of the Code applicable to REITs, the Company must distribute to its shareholders at least 95% of its REIT taxable income and meet certain other requirements. The Operating Partnership's agreement provides that the Operating Partnership will distribute, at a minimum, sufficient amounts to its partners such that the Company's pro rata share will enable the Company to pay shareholder dividends (including capital gains dividends that may be required upon the Operating Partnership's sale of an asset) that will satisfy the REIT provisions of the Code.

Recent Developments

     On September 30, 1998, the Operating Partnership exchanged interests in 10 shopping centers (nine wholly owned (Briarwood, Columbus City Center, The Falls, Hilltop, Lakeforest, Marley Station, Meadowood Mall, Stoneridge, and The Mall at Tuttle Crossing) and one joint venture (Woodfield)) and a share of the Operating Partnership's debt for all of the partnership units owned by two pension trusts of General Motors Corporation (GMPT) (the GMPT Exchange). Performance statistics for periods presented below include these ten centers (the GMPT Centers) through the completion of the GMPT Exchange, except as noted.

  For a discussion of the GMPT Exchange and other business developments that occurred in 1998, see the response to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A).

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

Business of the Company

  The Company, as managing general partner of the Operating Partnership, is engaged in the ownership, management, leasing, acquisition, development and expansion of regional shopping centers.

  The Centers:

  o are strategically located in major metropolitan areas, many in communities that are among the most affluent in the country, including New York City, Los Angeles, Denver, Detroit, Phoenix, and Washington, D.C.;

  o range in size between 437,000 and 1.5 million square feet of GLA and between 132,000 and 598,000 square feet of Mall GLA. The smallest Center has approximately 50 stores, and the largest has approximately 200 stores. Of the 16 Centers, 13 are super-regional shopping centers;

  o have approximately 2,160 stores operated by its mall tenants under approximately 790 trade names;

  o have 50 anchors, operating under 15 trade names;

  o lease approximately 77% of Mall GLA to national chains, including subsidiaries or divisions of The Limited (The Limited, Limited Express, Victoria's Secret, and others), The Gap (The Gap, Banana Republic, and others), and Venator Group, Inc. (Foot Locker, Kinney Shoes, and others); and

  o are among the most productive (measured by mall tenants' average per square foot sales) in the United States. In 1998, mall tenants had average per square foot sales of $426, which is substantially greater than the average for all regional shopping centers owned by public companies.

     The most important factor affecting the revenues generated by the Centers is leasing to mall tenants (primarily specialty retailers), which represents approximately 90% of revenues. Anchors account for approximately 5% of revenues because many own their stores and, in general, those that lease their stores do so at rates substantially lower than those in effect for mall tenants.

  The Company's portfolio is concentrated in highly productive super-regional shopping centers. Of the 16 Centers, 13 had annual rent rolls at December 31, 1998 of over $10 million and had annualized sales per square foot in excess of $350. The Company believes that this level of productivity is indicative of the Centers' strong competitive position and is, in significant part, attributable to the Company's business strategy and philosophy. The Company believes that large shopping centers (including regional and especially super-regional shopping centers) are the least susceptible to direct competition because (among other reasons) anchors and large specialty retail stores do not find it economically attractive to open additional stores in the immediate vicinity of an existing location for fear of competing with themselves. In addition to the advantage of size, the Company believes that the Centers' success can be attributed in part to their other physical characteristics, such as design, layout, and amenities.

Business Strategy And Philosophy

  The Company believes that the regional shopping center business is not simply a real estate development business, but rather an operating business in which a retailing approach to the on-going management and leasing of the Centers is essential. Thus the Company:

  o offers a large, diverse selection of retail stores in each Center to give customers a broad selection of consumer goods and variety of price ranges;

  o endeavors to increase overall mall tenants' sales, and thereby increase achievable rents, by leasing space to a constantly changing mix of tenants; and

  o seeks to anticipate trends in the retailing industry and emphasizes ongoing introductions of new retail concepts into the Centers. Due in part to this strategy, a number of successful retail trade names have opened their first mall stores in the Centers. The Company believes that its execution of this leasing strategy is unique in the industry and is an important element in building and maintaining customer loyalty and increasing mall productivity.

  The Centers compete for retail consumer spending through diverse, in-depth presentations of predominantly fashion merchandise in an environment intended to facilitate customer shopping. While some Centers include stores that target high-end, upscale customers, each Center is individually merchandised in light of the demographics of its potential customers within convenient driving distance.

  The Company's leasing strategy involves assembling a diverse mix of mall tenants in each of the Centers in order to attract customers, thereby generating higher sales by mall tenants. High sales by mall tenants make the Centers attractive to prospective tenants, thereby increasing the rental rates that prospective tenants are willing to pay. The Company implements an active leasing strategy to increase the Centers' productivity and to set minimum rents at
higher  levels.   Elements  of  this  strategy  include  terminating  leases  of under-performing tenants, renegotiating existing leases, and not leasing space to prospective tenants that (though viable or attractive in certain ways) would not enhance a Center's retail mix.

Potential For Growth

     The Company's principal objective is to enhance shareholder value. The Company seeks to maximize the financial results of its assets, while pursuing a growth strategy that concentrates primarily on an active new center development program.

Development of New Centers
--------------------------

     The Company is pursuing an active program of regional shopping center development. The Company believes that it has the expertise to develop economically attractive regional shopping centers through intensive analysis of local retail opportunities. The Company believes that the development of new centers is the best use of its capital and an area in which the Company excels. At any time, the Company has numerous potential development projects in various stages.

  During November 1998, the Company opened Great Lakes Crossing, an enclosed value super-regional mall in Auburn Hills, Michigan. In addition, MacArthur Center, located in Norfolk, Virginia, opened in March 1999.

  Additionally, three new centers are currently under construction: Tampa International, an enclosed 1.3 million square foot super-regional mall in Tampa, Florida; The Shops at Willow Bend, a 1.5 million square foot regional shopping center in the metropolitan Dallas area; and The Mall at Wellington Green, a 1.3 million square foot regional shopping center located in West Palm Beach County, Florida. All three of these Centers are expected to open in 2001.

     The Company's policies with respect to development activities are designed to reduce the risks associated with development. For instance, the Company entered into an agreement to lease Memorial City Mall, a center adjacent to one of the most affluent residential areas in Houston, Texas, while the Company investigates the redevelopment opportunities of the center. Also, the Company generally does not intend to acquire land early in the development process, but will instead generally acquire options on land or form partnerships with landholders holding potentially attractive development sites, typically exercising options only once it is prepared to begin construction. In addition, the Company does not intend to begin construction until a sufficient number of anchor stores have agreed to operate in the shopping center, such that the Company is confident that the projected sales and rents from Mall GLA are sufficient to earn a return on invested capital in excess of the Company's cost of capital. Having historically followed these two principles, the Company's experience indicates that less than 20% of the costs of the development of a regional shopping center will be incurred prior to the construction period; however, no assurance can be given that the Company will continue to be able to so limit pre-construction costs.

  While the Company will continue to evaluate development projects using criteria, including financial criteria for rates of return, similar to those employed in the past, no assurances can be given that the adherence to these policies will produce comparable results in the future. In addition, the costs of shopping center development opportunities that are explored but ultimately abandoned will, to some extent, diminish the overall return on development projects (see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Capital Spending" for further discussion of the Company's development activities).

Strategic Acquisitions
----------------------

  The Company's objective is to acquire existing centers only when these are compatible with the quality of the Company's portfolio (or can be redeveloped to that level) and that satisfy the Company's strategic plans and pricing requirements.

  The  Company  believes  it will  have  additional  opportunities  to  acquire
regional  shopping  centers,  or  interests  therein,   and  will  have  certain
advantages in doing so.

  o First, the management expertise of the Manager will enhance the leasing and operation of newly acquired regional shopping centers. If opportunities exist to expand, remodel, or re-merchandise the center through new leasing, the Company's expertise will assist in making an informed and timely evaluation of the economic consequences of such activities prior to acquisition, as well as facilitate implementation of such activities.

  o Second, a center can be acquired for any combination of cash or equity interests in the Operating Partnership or (subject to certain limitations)
    the  Company,   possibly   creating  the  opportunity  for  tax-advantaged
    transactions for the seller, thereby reducing the price that might otherwise have to be paid in an all cash transaction or making an opportunity available that would not otherwise exist. The Operating Partnership is able to offer partnership interests in itself in exchange for shopping center interests, allowing sellers to diversify their interests, attain liquidity not otherwise available, possibly defer taxes that might otherwise be due if the interests were instead sold for cash, maintain an investment in the regional shopping center business, and resolve concerns sellers otherwise may have regarding future management of their properties.

Expansions of the Centers
-------------------------

  Another potential element of growth is the strategic expansion of existing properties to update and enhance their market positions, by replacing or adding new anchor stores or increasing mall tenant space. Most of the Centers have been designed to accommodate expansions. Expansion projects can be as significant as new shopping center construction in terms of scope and cost, requiring governmental and existing anchor store approvals, design and engineering activities, including rerouting utilities, providing additional parking areas or decking, acquiring additional land, and relocating anchors and mall tenants (all of which must take place with a minimum of disruption to existing tenants and customers). In 1998, for example, the Company opened a 132,000 square foot expansion of the Mall GLA at Cherry Creek and completed a major renovation at Woodland. In addition, a new Macy's will begin construction in 1999 at Fair Oaks and is expected to open in 2000.

  The  following  table  includes  information   regarding  recent  development,
acquisition, and expansion activities.

Developments:

  Completion Date                Center                  Location
  ---------------                ------                  --------

  July 1997                  Tuttle Crossing (1)      Columbus, Ohio
  November 1997              Arizona Mills            Tempe, Arizona
  November 1998              Great Lakes Crossing     Auburn Hills, Michigan
  March 1999                 MacArthur Center         Norfolk, Virginia

Acquisitions:

  Completion Date                Center                  Location
  ---------------                ------                  --------

  September 1997             Regency Square           Richmond, Virginia
  December 1997              Tuttle Leasehold (1)     Columbus, Ohio
  December 1997              The Falls  (1) (2)       Miami, Florida

Expansions, Renovations and Anchor Conversions:

  Completion Date                Center                  Location
  ---------------                ------                  --------

  March 1997                 Beverly Center (3)       Los Angeles, California
  August 1997                Westfarms (4)            West Hartford, Connecticut
  November 1997-August 1998  Cherry Creek (5)         Denver, Colorado
  December 1997              Biltmore (6)             Phoenix, Arizona
  November 1998              Woodland                 Grand Rapids, Michigan


------------------

(1)  Centers  transferred  to GMPT in  connection  with the GMPT  Exchange.
(2) Completely redeveloped and expanded in 1996 before the acquisition of The Falls.
(3)  Broadway converted to Bloomingdale's.
(4) 135,000 square foot expansion followed by the opening of a new Nordstrom in September.
(5) Lord & Taylor opened a new and expanded store in 1997. Additional 132,000 square foot expansion of mall tenant space opened in August of 1998.
(6)  50,000 square foot expansion of mall tenant space completed.

Internal Growth
---------------

  The Centers are among the most productive in the nation, when measured by mall tenant's average sales per square foot. Higher sales per square foot enable mall tenants to remain profitable while paying occupancy costs that are a greater percentage of total sales. As leases expire at the Centers, the Company has consistently been able, on a portfolio basis, to lease the available space to an existing or new tenant at higher rates.

  Augmenting this growth, the Company is pursuing a number of new sources of revenue from the Centers. For example, the Company expects increased revenue from its specialty leasing efforts. In recent years a new industry -- beyond traditional carts and kiosks -- has evolved, with more and better quality specialty tenants. The Company has put in place a company-wide program to maximize this opportunity.

Rental Rates

  As leases have expired in the Centers, the Company has generally been able to rent the available space, either to the existing tenant or a new tenant, at rental rates that are higher than those of the expired leases. In a period of increasing sales, rents on new leases will tend to rise as tenants' expectations of future growth become more optimistic. In periods of slower growth or declining sales, rents on new leases will grow more slowly or will decline for the opposite reason. However, Center revenues nevertheless increase as older leases roll over or are terminated early and replaced with new leases negotiated at current rental rates that are usually higher than the average rates for existing leases. The following table contains certain information regarding per square foot base rent at Centers that have been owned and open for five years.

                                                 Year Ended December 31
                                        ---------------------------------------
                                        1998 (1) 1997    1996    1995      1994
                                        ----     ----    ----    ----      ----

Average base rent per square foot:
   All mall tenants                   $41.93  $38.79  $37.90  $36.33    $34.72
   Stores closing during year         $44.27  $37.62  $33.39  $32.96    $30.46
   Stores opening during year         $47.92  $41.67  $42.39  $41.27    $41.02


    (1)   Excludes transferred centers.

Lease Expirations

    The following table shows lease expirations based on information available as of December 31, 1998 for the next ten years for the Centers in operation at that date:

                                                                                                             Percent of
                                                            Annualized Base       Annualized Base           Total Leased
                                                              Rent Under            Rent Under             Square Footage
Lease Expiration    Number of Leases       Leased Area      Expiring Leases       Expiring Leases          Represented by
    Year               Expiring         in Square Footage   (in thousands)        Per Square Foot          Expiring Leases
    ----               --------         -----------------   ---------------       ---------------          ---------------


     1999 (1)            68                  188,527           $7,277                $38.60                      2.4%
     2000               197                  456,882           18,310                 40.08                      5.8%
     2001               200                  517,671           21,570                 41.67                      6.5%
     2002               260                  742,597           26,010                 35.03                      9.4%
     2003               287                  905,024           32,533                 35.95                     11.4%
     2004               231                  664,076           29,117                 43.85                      8.4%
     2005               226                  652,125           29,202                 44.78                      8.2%
     2006               150                  447,482           20,081                 44.88                      5.6%
     2007               159                  632,667           23,179                 36.64                      8.0%
     2008               188                  929,937           29,925                 32.18                     11.7%

(1)Excludes leases that expire in 1999 for which renewal leases or leases with replacement tenants have been executed as of December 31, 1998.

  The Company believes that the information in the table is not necessarily indicative of what will occur in the future because of several factors, but principally because its leasing policies and practices create a significant level of early lease terminations at the Centers. For example, the average remaining term of the leases that were terminated during the period 1993 to 1998 was approximately 1.8 years. The average term of leases signed during 1998 and 1997 was approximately 7.4 years.

  In addition, mall tenants at the Centers may seek the protection of the bankruptcy laws, which could result in the termination of such tenants' leases and thus cause a reduction in cash flow. Prior to 1992, such bankruptcies had not affected more than 3% of leases in the shopping centers in any one calendar year. In 1998, approximately 1.2% of leases were so affected compared to 1.5% in 1997, 2.8% in 1996, 3.2% in 1995, and 3.1% in 1994. Since 1991, the annual provision for losses on accounts receivable has been less than 2% of annual revenues.

Occupancy

  Mall tenant average occupancy , ending occupancy, and leased space rates of the Centers are as follows:

                                        Year Ended December 31
                               ---------------------------------------
                               1998(1) 1997     1996     1995     1994
                               ----    ----     ----     ----     ----

Average Occupancy              89.4%   87.6%    87.4%   88.0%    86.6%

Ending Occupancy               90.2%   90.3%    88.0%   89.4%    89.3%

Leased Space                   92.3%   92.3%    89.0%   90.6%    90.9%


(1) Excludes transferred centers.

Major Tenants

  No single retail company represents 10% or more of the Company's revenues. The combined operations of The Limited, Inc. accounted for approximately 9.4% of leased Mall GLA as of December 31, 1998 and for approximately 9.1% of the 1998 base rent. The largest of these, in terms of square footage and rent, is The Limited, which accounted for approximately 1.8% of leased Mall GLA and 1.7% of 1998 base rent. No other single retail company accounted for more than 4% of leased Mall GLA or 1998 base rent.


Environmental Matters

  All of the Centers presently owned by the Company (not including option interests in the Development Projects or any of the real estate managed but not included in the Company's portfolio) have been subject to environmental assessments. The Company is not aware of any environmental liability relating to the Centers or any other property in which they have or had an interest (whether as an owner or operator) that the Company believes would have a material adverse effect on the Company's business, assets, or results of operations. No assurances can be given, however, that all environmental liabilities have been identified or that no prior owner, operator, or current occupant has created an environmental condition not known to the Company. Moreover, no assurances can be given that (i) future laws, ordinances, or regulations will not impose any material environmental liability or that (ii) the current environmental condition of the Centers will not be affected by tenants and occupants of the Centers, by the condition of properties in the vicinity of the Centers (such as the presence of underground storage tanks), or by third parties unrelated to the Company.

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

  In the summer of 1997, geotechnical drilling activities were undertaken in the former gasoline station area as part of a parking lot expansion at the southeastern corner of the Cherry Creek site. The geotechnical soil samples were observed to have petroleum odors and staining. A subsurface environmental investigation subsequently revealed a limited zone of hydrocarbon contaminated soils, with no significant impacts to groundwater. Discussions with the Colorado Department of Labor and Employment, Oil Inspection Section, held in September 1997, resulted in a "passive retardation" remedial approach that relies on natural processes to degrade the hydrocarbon contamination. A Corrective Action Plan was submitted and accepted in 1998 that provided for monitoring the soil and groundwater. The monitoring procedures required under this plan have been completed.

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

  There are asbestos containing materials ("ACMs") at most of the Centers, primarily in the form of floor tiles, roof coatings and mastics. The floor tiles, roof coatings and mastics are generally in good condition. The Manager has developed and is implementing an operations and maintenance program that details operating procedures with respect to ACMs prior to any renovation and that requires periodic inspection for any change in condition of existing ACMs.

Personnel

  The Company has engaged the Manager to provide real estate management, acquisition, development, and administrative services required by the Company and its properties.

  As of December 31, 1998, the Manager had 432 full-time employees. The following table provides a breakdown of employees by operational areas as of December 31, 1998:

                                                   Number Of Employees
                                                   -------------------

           Property Management...............             194
           Leasing...........................              70
           Development.......................              53
           Financial Services................              63
           Other ............................              52
                                                      -------
                 Total.......................             432
                                                      =======


The Manager considers its relations with its employees to be good.

Item 2.  PROPERTIES

Ownership

  The following table sets forth certain information about each of the Centers. The table includes only Centers in operation at December 31, 1998. Excluded from this table are MacArthur Center, which opened in March 1999, and Tampa International, The Shops at Willow Bend, and the Mall at Wellington Green, all of which will open in 2001. Also excluded is Memorial City Mall, a development project. Centers are owned in fee other than Beverly Center, Cherry Creek, La Cumbre Plaza and Paseo Nuevo, which are held under ground leases expiring between 2028 and 2083.

  Certain of the Centers are partially owned through joint ventures. Generally, the Operating Partnership's joint venture partners have ongoing rights with regard to the disposition of the Operating Partnership's interest in the joint ventures, as well as the approval of certain major matters.



                                           Sq. Ft of GLA/                         Ownership %   Percent of Mall GLA
                                              Mall GLA     Year Opened/  Year       as of           Occupied           1998 Rent (1)
Owned Centers          Anchors             as of 12/31/98   Expanded    Acquired  12/31/98        as of 12/31/98      (in Thousands)
-------------          -------             --------------- ----------- --------  -------------  -------------------   -------------

Beverly Center         Bloomingdale's, Macy's   906,000/       1982                  70%(2)             98%              $ 26,001
Los Angeles, CA                                 598,000

Biltmore Fashion Park  Macy's, Saks Fifth       563,000/     1963/1992/   1994       100%               97%               11,329
Phoenix, AZ            Avenue                   324,000       1997

Cherry Creek           Foley's, Lord & Taylor,  1,031,000/   1990/1998               50%                88%                19,456
Denver, CO             Neiman Marcus, Saks      558,000 (4)
                       Fifth Avenue (3)

Fair Oaks              Hecht's, JCPenney, Lord  1,406,000/   1980/1987/              50%                86%                19,504
Fairfax, VA            & Taylor, Sears (5)      590,000        1988
(Washington, D.C.
Metropolitan Area)

Fairlane Town Center   Hudson's, JCPenney,      1,405,000/(6) 1976/1978/            100%                78%                13,751
Dearborn, MI           Lord & Taylor, Saks      515,000        1980
(Detroit Metropolitan  Fifth Avenue, Sears
Area)

La Cumbre Plaza        Robinsons-May, Sears     479,000/     1967/1989    1996      100%                94%                 4,098
Santa Barbara, CA                               179,000

Lakeside               Crowley's, Hudson's,     1,469,000/   1976/1980               50%                87%                17,535
Sterling Heights, MI   JCPenney, Lord & Taylor, 508,000
(Detroit Metropolitan  Sears
Area)

Paseo Nuevo            Macy's, Nordstrom        437,000/       1990       1996      100%                89%                 4,356
Santa Barbara, CA                               132,000

Regency Square         Hecht's (two locations), 826,000/     1975/1987    1997      100%                96%                 8,954
Richmond, VA           JCPenney, Sears          239,000

The Mall at Short      Bloomingdale's, Macy's,  1,350,000/   1980/1994/             100%                97%                32,179
Hills,                 Neiman Marcus, Nordstrom,528,000        1995
Short Hills, NJ        Saks Fifth Avenue

Stamford Town Center   Filene's, Macy's, Saks   873,000/       1982                  50%                90%                16,367
Stamford, CT           Fifth Avenue             380,000

Twelve Oaks Mall       Hudson's, JCPenney,      1,222,000/   1977/1980               50%                92%                19,972
Novi, MI               Lord & Taylor, Sears     484,000
(Detroit Metropolitan
Area)


                                                                                                     Percent of Mall
                                       Sq. Ft of GLA/                               Ownership %        GLA Occupied
                                         Mall GLA       Year Opened/     Year          as of               as of       1998 Rent (1)
    Owned Centers       Anchors        as of 12/31/98    Expanded      Acquired      12/31/98            12/31/98     (in Thousands)
    -------------       --------       --------------   ------------   --------     -----------      ---------------  --------------

Westfarms           Filene's, Filene's     1,298,000/     1974/1997                     79%                 91%         $21,920
West Hartford, CT   Men's Store/Furniture   528,000
                    Gallery, JCPenney, Lord
                    & Taylor, Nordstorm

Woodland            Hudson's, JCPenney,    1,093,000/     1968/1974/                    50%                 97%          14,831
Grand Rapids, MI    Sears                   368,000       1984/1989

Value Centers:
--------------

Arizona Mills       GameWorks, Harkins     1,191,000/       1997                        37%                 94%          21,044
Tempe, AZ           Cinemas, JCPenney       531,000
(Phoenix            Outlet, Neiman Marcus -
Metropolitan Area)  Last Call, Off 5th Saks,
                    Rainforest Cafe

Great Lakes         Bass Pro, GameWorks,   1,385,000/(7)    1998                        80%                 79%           3,544 (1)
Crossing            JCPenney Outlet, Neiman  576,000
Auburn Hills, MI    Marcus-Last Call, Off   ---------
(Detroit            5th Saks, Rainforest
Metropolitan Area)  Cafe, Star Theatres


            Total GLA/Total Mall GLA:     16,934,000/
                                           7,038,000
            Average GLA/Average Mall GLA:  1,058,000/
                                             440,000

------------------------

  (1) Includes minimum and percentage rent for the year ended December 31, 1998. Excludes rent from certain peripheral properties. For Great Lakes
       Crossing, which opened in November, the amounts reflect rents for the period subsequent to the opening date.
  (2) The Company has an option to acquire the remaining 30%. The results of Beverly Center are consolidated in the Company's financial statements.
  (3)  Nordstrom will be added as a fifth anchor.
  (4) GLA excludes approximately 166,000 square feet for the renovated buildings on adjacent peripheral land.
  (5)  A newly constructed Macy's store will open in the fall of 2000.
  (6) A 30-screen theater will be added and is anticipated to open in the spring of 2000.
  (7) Includes three additional anchors totaling approximately 296,000 square feet, which will open in the spring of 1999.


Anchors

    The following table summarizes certain information regarding the anchors at the Centers (excluding the value centers)as of December 31, 1998.

                          Number of       12/31/98 GLA
  Name                  Anchor Stores    (in thousands)     % of GLA
  ----                  -------------    --------------     --------

May Company
    Lord & Taylor              6(1)            760
    Hecht's                    3               417
    Filene's                   2               379
    Filene's Men's Store/
       Furniture Gallery       1                80
    Foley's                    1               178
    Robinsons-May              1               150
                             ---             -----
      Total                   14             1,964             11.6%

Sears                          7             1,582              9.3%

JCPenney                       7             1,327              7.8%

Federated
    Macy's                     5 (1)           881
    Bloomingdale's             2               379
                              --             -----
      Total                    7             1,260              7.5%

Dayton Hudson
    Hudson's                   4               853              5.0%

Nordstrom                      3 (2)           516              3.0%

Saks                           5               450              2.7%

Neiman Marcus                  2               216              1.3%

Crowley's                      1               115              0.7%
Dillard's                      0(2)              0
                             ---             -----             ----
Total                         50             8,283             57.7%
                             ===             =====             ====



(1)    A new Macy's store will open at Fair Oaks in 2000.
(2) An additional Nordstrom store was added along with Dillard's at MacArthur Center, which opened in March 1999.

Mortgage Debt

     The following table sets forth certain information regarding the mortgages encumbering the Centers as of December 31, 1998. All mortgage debt in the table below is nonrecourse to the Operating Partnership, except for debt encumbering Arizona Mills and MacArthur Center. The Operating Partnership has guaranteed the payment of principal and interest on the mortgage debt of these Centers. The loan agreements provide for the reduction of the amounts guaranteed as certain center performance and valuation criteria are met, with the Operating Partnership's guaranty of the Arizona Mills' principal being $13.1 million at December 31, 1998. The guarantee on the MacArthur Center mortgage is currently for 100% of the outstanding balance. Biltmore is also encumbered by assessment bonds totaling approximately $2.8 million, which are not included in the table.

                                            Principal
                                            Balance           Annual Debt                   Balance Due      Earliest
Centers Consolidated in       Interest      as of 12/31/98     Service         Maturity     on Maturity      Prepayment
TCO's Financial Statements    Rate          (000's)            (000's)         Date         (000's)          Date
--------------------------    ----          -------            -------         ----         -------          ----

Beverly Center                8.36%         $146,000          Interest Only    07/15/04     $146,000         30 Days' Notice (1)
MacArthur  Center (70%)      Floating         94,589(3)       Interest Only    10/27/00       94,589          4 Days' Notice (2)

Centers Owned by Unconsolidated
Joint Ventures/TRG's % Ownership
--------------------------------

Arizona Mills (37%)          Floating(4)     140,984(4)       Interest Only    02/01/02      140,984          5 Days' Notice (2)
Cherry Creek  (50%)          Floating(5)     130,000          Interest Only    08/01/99      130,000          4 Days' Notice (2)
Fair Oaks (50%)                6.60%         140,000          Interest Only    04/01/08      140,000                04/01/00 (1)
Lakeside (50%)                 6.47%          88,000          Interest Only    12/15/00       88,000          30 Days'Notice (1)
Stamford Town Center (50%)    11.69% (6)      54,887                  7,207    12/01/17            0                01/01/00 (7)
Twelve Oaks Mall (50%)       Floating(8)      49,955          Interest Only    10/15/01       50,000          30 Days'Notice (2)
Westfarms (79%)                7.85%         100,000          Interest Only    07/01/02      100,000          60 Days'Notice (1)
                             Floating(9)      55,000(10)      Interest Only    07/01/02       55,000          4 Days' Notice (2)
Woodland (50%)                 8.20%          66,000          Interest Only    05/15/04       66,000          30 Days'Notice (1)

------------------------

(1) Debt may be prepaid with a yield maintenance prepayment penalty. No prepayment penalty is due if prepaid within six months of maturity date.
(2)  Prepayment can be made without penalty.
(3) The loan is a construction facility with a current maximum availability of $150 million, which is expected to be lowered to $120 million in 1999. The
     Company is in the process of finalizing an amendment to this loan agreement.
(4) The loan is a construction facility with a maximum availability of $142 million. The rate is capped at 9.5% until maturity, plus credit spread, based on one month LIBOR.
(5) The rate is capped to maturity at 7%, plus credit spread, based on one month LIBOR.
(6) The lender is entitled to contingent interest equal to 20% of annual applicable receipts in excess of approximately $9.0 million.
(7) The mortgage has a prepayment penalty of 6%, declining by one-half of 1% for each year after the earliest prepayment date, reducing to a minimum penalty of 1%, plus an amount equal to ten times the greater of (i) contingent interest payable for the year immediately preceding prepayment or (ii) the average amount of contingent interest for the three years immediately prior to prepayment.
(8) The rate is capped at 8.55% until maturity, plus credit spread, based on one month LIBOR.
(9) The loan is a construction facility with a maximum availability of $55 million. The rate on the construction facility is capped until maturity at 6.5%, plus credit spread.

  For additional information regarding the Centers and their operation, see the responses to Item 1 of this report. For a discussion of the Company's plans in 1999 to refinance certain debt obligations with secured financing, see MD&A.

Item 3.  LEGAL PROCEEDINGS

  Neither the Company, its subsidiaries, nor any of the joint ventures is presently involved in any material litigation nor, to the Company's knowledge, is any material litigation threatened against the Company, its subsidiaries or any of the properties. Except for routine litigation involving present or former tenants (generally eviction or collection proceedings), substantially all litigation is covered by liability insurance.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None


                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common stock of Taubman  Centers,  Inc. is listed and traded on the New
York   Stock   Exchange   (Symbol:TCO).    As   of   March   23,   1999,   the
53,045,285 outstanding shares of Common Stock were held by 693 holders of record.

     The following table presents the dividends declared and range of share prices for each quarter of 1998 and 1997.


                                             Market  Quotations
                                        -----------------------------
            1998 Quarter Ended          High        Low     Dividends
            ------------------          ----        ---     ---------

            March 31                   $13 11/16   $12 1/8    $0.235

            June 30                     14 3/8      12 3/4     0.235

            September 30                14 3/4      12 1/4     0.235

            December 31                 14 3/16     12 5/16     0.24


                                             Market  Quotations
                                        -----------------------------
            1997 Quarter Ended          High        Low     Dividends
            ------------------          ----        ---     ---------

            March 31                   $15        $12 3/8    $ 0.23

            June 30                     13 5/8     12 5/8      0.23

            September 30                13 11/16   12 1/2      0.23

            December 31                 13 7/16    11 5/8     0.235

     During the fourth quarter of 1998, the Company offered and sold a total of 31,399,913 shares of Series B Non-Participating Convertible Preferred Stock (the "Series B Stock") to the partners (other than the Company) in TRG, which is the Company's subsidiary Operating Partnership, in an offering exempt from registration under the Securities Act of 1933 (the "Securities Act"). Under the Company's articles of incorporation, as amended on September 30, 1998, the Company was required to offer each partner in the Operating Partnership (other than the Company) the right to subscribe for Series B Stock on the basis of one share of Series B Stock for each Unit of Partnership Interest in the Operating Partnership owned by the subscribing partner. The aggregate offering price was $38,400, which was equal to the Series B Stock's per share liquidation preference of $0.001 multiplied by the number of shares sold. The Company sold all of the offered shares. The Company offered and sold all shares directly and did not pay any commissions or discounts.

     Each share of Series B Stock is entitled to one vote. The Series B Stock and the Company's Common Stock vote as a single class on all matters submitted to a vote of the Company's shareholders. The Series B Stock is not entitled to dividends or other distributions, except upon liquidation as indicated above.

     The Series B Stock is convertible under certain circumstances into Common Stock at the ratio of one share of Common Stock for each 14,000 shares of Series B Stock (with any resulting fractional shares of Common Stock being redeemed for cash). Generally, a partner desiring to sell (by exchange or otherwise) Units in the Operating Partnership to the Company must surrender for conversion shares of Series B Stock equal in number to the Units being sold. In addition, if a transfer of Series B Stock results in the transferee holding more shares of Series B Stock than is permitted under the Company's articles of incorporation, then the shares of Series B Stock in excess of the permitted number will automatically convert into Common Stock (or will be redeemed for cash, as indicated above).

     The offering of Series B Stock described above was exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act. Under the Company's articles of incorporation, the Company may issue shares of Series B Stock only to partners in the Operating Partnership. Offers were limited to partners in the Operating Partnership, who constitute a limited number of sophisticated investors (all of whom are "accredited investors," as defined in Rule 501 under the Securities Act) fully familiar with the business and operations of the Company, and did not involve any general solicitation or advertising. Under the Company's articles of incorporation, resales of the Series B Stock are permitted only if registered (or exempt from registration) under the Securities Act, and each certificate evidencing Series B Stock carries a restrictive legend.

Item 6.  SELECTED FINANCIAL DATA

  The following table sets forth selected financial data for the Company and should be read in conjunction with the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

                                                                  Year Ended December 31
                                             ------------------------------------------------------------------
                                                     1998          1997        1996          1995          1994
                                                     ----          ----        ----          ----          ----
                                                            (In thousands of dollars, except as noted)

STATEMENT OF OPERATIONS DATA:
  Income before extraordinary items
   from investment in TRG (1)                                      29,349      21,368       19,831       17,654
  Rents, recoveries and other shopping
   center revenues (1)                            333,953
  Income before extraordinary items                70,403          28,662      20,730       19,267       17,014
  Extraordinary items (2)                         (50,774)                       (444)       5,836      (16,087)
  Minority Interest (1)                            (6,009)
  Net income                                       13,620          28,662      20,286       25,103          927
  Series A preferred dividends (3)                (16,600)         (4,058)
  Net income (loss) available to common
   shareowners                                     (2,980)         24,604      20,286       25,103          927
  Income before extraordinary items per
   common share - diluted (4)                        0.32            0.48        0.47         0.44         0.38
  Net income (loss) per common share -
   diluted (4)                                      (0.06)           0.48        0.46         0.57         0.02
  Dividends per common share declared               0.945           0.925        0.89         0.88         0.88
  Weighted average number of common
   shares outstanding                          52,223,399      50,737,333  44,444,833   44,249,617   44,589,709
  Number of common shares outstanding
   at end of period                            52,995,904      50,759,657  50,720,358   44,134,913   44,570,913
  Ownership percentage of TRG at end
   of period (1)                                    62.79%          36.70%      36.68%       35.10%       35.10%

BALANCE SHEET DATA (1):
  Investment in TRG                                               547,859     369,131      307,190      322,316
  Real estate before accumulated depreciation   1,473,440
  Total assets                                  1,480,863         556,824     378,527      315,076      333,316
  Total debt                                      775,298

SUPPLEMENTAL INFORMATION (5):
  Funds from Operations allocable to TCO (6)       61,131          53,137      44,104       40,798       38,989
  Mall tenant sales (7)                         2,332,726       3,086,259   2,827,245    2,739,393    2,561,555
  Sales per square foot (7)                           426             384         377          364          348
  Number of shopping centers at end of period          16              25          21           19           20
  Ending Mall GLA in thousands of square feet       7,038          10,850       9,250        8,996        9,088
  Average occupancy                                  89.4%           87.6%       87.4%        88.0%        86.6%
  Ending occupancy                                   90.2%           90.3%       88.0%        89.4%        89.3%
  Leased space (8)                                   92.3%           92.3%       89.0%        90.6%        90.9%
  Average base rent per square foot (9):
   All mall tenants                                $41.93          $38.79     $ 37.90      $ 36.33       $34.72
   Stores closing during year                      $44.27          $37.62     $ 33.39      $ 32.96       $30.46
   Stores opening during year                      $47.92          $41.67     $ 42.39      $ 41.27       $41.02
--------------------------

(1)  On September 30, 1998 the  Company obtained a  majority  and  controlling interest in  The  Taubman  Realty  Group Limited  Partnership  (TRG or the
     Operating Partnership) as a result of the GMPT Exchange (see Management's
     Discussion and Analysis of Financial Condition and Results of Operations
     (MD&A) - GMPT  Exchange  and Related  Transactions).  As a result of this transaction, the Company's ownership of the Operating Partnership increased to 62.8% and the  Company began consolidating the  Operating  Partnership.
     For 1998, the  interest of the  noncontrolling  partners of the  Operating
     Partnership (the Minority Interest) is deducted to arrive at the results allocable to the Company's shareowners.  For years prior to 1998, amounts reflect  the  Company's  interest in the  Operating Partnership under the equity method.
(2)  1998   extraordinary   charges   include  $49.8  million  related  to  debt
     extinguished in anticipation of the GMPT Exchange,  primarily consisting of prepayment premiums. In 1995, the Company recognized its $6.6 million share of an extraordinary  gain related to the disposition of Bellevue Center and the related  extinguishment of debt. Also,  included as extraordinary items in 1994 through  1998 are charges  related to the  extinguishment  of other debt, primarily consisting of prepayment premiums.
(3)  In October 1997, the Company issued 8.3% Series A Preferred Stock on which dividends are paid quarterly.
(4)  Basic and diluted earnings per share  amounts are  equal, except  for 1998, for which basic income before extraordinary items per share was $0.33.
(5)  Operating statistics  for  1998  exclude  centers  transferred  to  GMPT as part of the GMPT Exchange. See MD&A for 1997 operating statistics restated
     to exclude the transferred centers.
                                       18





(6) Funds from Operations is defined and discussed in MD&A - Liquidity and Capital Resources-Funds from Operations. Funds from Operations does not represent cash flow from operations, as defined by generally accepted accounting principles, and should not be considered to be an alternative to net income as a measure of operating performance or to cash flows as a measure of liquidity.
(7)  Based on reports of sales furnished by mall tenants.
(8) Leased space comprises both occupied space and space that is leased but not yet occupied.
(9)  Amounts  include  centers  owned and open for at least five years.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------

  The following discussion should be read in conjunction with Selected Financial Data and the Financial Statements of Taubman Centers, Inc. and the Notes thereto.

General Background and Performance Measurement

  The Company owns a managing general partner's interest in The Taubman Realty Group Limited Partnership (Operating Partnership), through which the Company conducts all of its operations. The Operating Partnership owns, develops, acquires, and operates regional shopping centers nationally. The Consolidated Businesses consist of shopping centers that are controlled by ownership or contractual agreement, development projects for future regional shopping centers and The Taubman Company Limited Partnership (the Manager). Shopping centers that are not controlled and that are owned through joint ventures with third parties (Unconsolidated Joint Ventures) are accounted for under the equity method.

  The operations of the shopping centers are best understood by measuring their performance as a whole, without regard to the Company's ownership interest. Consequently, in addition to the discussion of the operations of the Consolidated Businesses, the operations of the Unconsolidated Joint Ventures are presented and discussed as a whole.

  On September 30, 1998, the Operating Partnership exchanged interests in 10 shopping centers (nine Consolidated Businesses (Briarwood, Columbus City Center, The Falls, Hilltop, Lakeforest, Marley Station, Meadowood Mall, Stoneridge, and The Mall at Tuttle Crossing) and one Unconsolidated Joint Venture (Woodfield)) and a share of the Operating Partnership's debt for all of the partnership units owned by General Motors Pension Trusts (GMPT) (the GMPT Exchange - see Results of Operations -- GMPT Exchange and Related Transactions). Performance statistics presented below include these ten centers (transferred centers) through the completion of the GMPT Exchange, except as noted. Because the Company's portfolio changed significantly as a result of the GMPT Exchange, the results of operations of the transferred centers have been separately classified within the Consolidated Businesses and Unconsolidated Joint Ventures for purposes of analyzing and understanding the historical results of the current portfolio.

  Since the Company's interest in the Operating Partnership has been its sole material asset throughout all periods presented, references in the following discussion to "the Company" include the Operating Partnership, except where intercompany transactions are discussed or as otherwise noted, even though the Operating Partnership did not become a consolidated subsidiary until September 30, 1998.

Mall Tenant Sales and Center Revenues

 Over the long term, the level of mall tenant sales is the single most important determinant of revenues of the shopping centers because mall tenants provide approximately 90% of these revenues and because mall tenant sales determine the amount of rent, percentage rent, and recoverable expenses (together, total occupancy costs) that mall tenants can afford to pay. However, levels of mall tenant sales can be considerably more volatile in the short run than total occupancy costs.

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

  The following table summarizes occupancy costs, excluding utilities, for mall tenants as a percentage of mall tenant sales.

                                             Current Portfolio                      Historical Portfolio  (1)
                                           ---------------------                -----------------------------
                                            1998            1997                    1998              1997
                                            ----            ----                    ----              ----

Mall tenant sales(in thousands)        $2,332,726      $1,965,905               $3,198,966          $3,086,259
Sales per square foot                         426             410                      408                 384
Minimum rents                                 9.7%           10.0%                    10.3%               10.1%
Percentage rents                              0.3             0.3                      0.3                 0.3
Expense recoveries                            4.1             4.2                      4.5                 4.4
                                        ---------      ----------               ----------          ----------
Mall tenant occupancy costs                  14.1%           14.5%                    15.1%               14.8%
                                        =========      ==========               ==========          ==========

(1) Includes transferred centers through the date of the GMPT Exchange.

Occupancy

  Historically, average annual occupancy has been within a narrow band. In the last ten years, average annual occupancy has ranged between 86.5% and 89.4%.
Mall tenant average occupancy, ending occupancy and leased space rates are as follows:


                                             Current Portfolio                      Historical Portfolio (1)
                                             -----------------                     ------------------------
   Mall Tenant Average Occupancy
      1998                                        89.4%                                      89.0%
      1997                                        88.0                                       87.6
   Ending Occupancy
      1998                                        90.2%
      1997                                        90.7
   Leased Space
      1998                                        92.3%
      1997                                        92.7

   (1) Includes transferred centers through the date of the GMPT Exchange.

Rental Rates

  As leases have expired in the shopping centers, the Company has generally been able to rent the available space, either to the existing tenant or a new tenant, at rental rates that are higher than those of the expired leases. In a period of increasing sales, rents on new leases will tend to rise as tenants' expectations of future growth become more optimistic. In periods of slower growth or declining sales, rents on new leases will grow more slowly or will decline for the opposite reason. However, Center revenues nevertheless increase as older leases roll over or are terminated early and replaced with new leases negotiated at current rental rates that are usually higher than the average rates for existing leases. The following table contains certain information regarding per square foot base rent at the shopping centers that have been owned and open for five years.


                                         Current Portfolio
                                         -----------------
                                         1998        1997
                                         ----        ----

  Average Base Rent per square foot:
      All mall tenants                  $41.93     $41.37
      Stores closing during the year    $44.27     $39.07
      Stores opening during the year    $47.92     $41.08



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

Results of Operations

  The following represent significant debt and equity transactions, new center openings, acquisitions and expansions which affect the operating results described under Comparison of Fiscal Year 1998 to Fiscal Year 1997.

GMPT Exchange and Related Transactions

  On September 30, 1998, the Operating Partnership exchanged interests in 10 shopping centers (nine wholly owned and one Unconsolidated Joint Venture), together with $990 million of debt, for all of GMPT's partnership units (approximately 50 million units with a fair value of $675 million, based on the average stock price of the Company's common shares of $13.50 for the two week period prior to the closing), providing the Company with a majority and controlling interest in the Operating Partnership. As a result of the GMPT Exchange, the Company's general partnership interest in the Operating Partnership increased to 62.8% of the approximately 84.3 million units of partnership interest outstanding. The Operating Partnership will continue to manage the centers exchanged under management agreements with GMPT that expire December 31, 1999. The management agreements are cancelable with 90 days notice.

  In anticipation of the GMPT Exchange, the Operating Partnership used the $1.2 billion proceeds from two bridge loans bearing interest at one month LIBOR plus 1.30% to extinguish $1.1 billion of debt, including substantially all of the Operating Partnership's public unsecured debt, its outstanding commercial paper, and borrowings on its existing line of credit. The remaining proceeds were used primarily to pay prepayment premiums and transaction costs. An extraordinary charge of approximately $49.8 million, consisting primarily of prepayment premiums, was incurred in connection with the extinguishment of the debt. GMPT's share of debt received in the exchange included the $902 million balance on the first bridge loan, $86 million representing 50% of the debt on the Joint Venture owned shopping center, and $1.6 million of assessment bond obligations. (See Liquidity and Capital Resources below regarding the Operating Partnership's beneficial interest in debt and its plans to refinance its bridge loan.)

  Concurrently with the GMPT Exchange, the Operating Partnership committed to a restructuring of its operations. A restructuring charge of approximately $10.7 million was incurred, consisting primarily of costs related to involuntary termination of personnel. The Company expects to reduce its annual consolidated general and administrative expense to approximately $19 million in 1999. This is a forward-looking statement, and certain significant factors could cause the actual reductions in general and administrative expense to differ materially, including but not limited to: 1) actual payroll reductions achieved; 2) actual results of negotiations; 3) use of outside consultants; and 4) changes in the Company's owned or managed portfolio.

Other Debt and Equity Transactions

  In January 1998, the Operating Partnership redeemed a partner's 6.1 million units of partnership interest for approximately $77.7 million (including costs). The redemption was funded through the use of an existing revolving credit facility.

  In October 1997, the Company used the $200 million public offering of eight million shares of 8.3% Series A Cumulative Redeemable Preferred Stock to acquire a preferred equity interest in the Operating Partnership. The Operating Partnership used the net proceeds to pay down debt under existing revolving credit and commercial paper facilities, which were used to fund the acquisition of Regency Square in September 1997.

Openings, Expansions and Acquisitions

  In November 1998, Great Lakes Crossing, an 80% owned enclosed value super-regional mall, opened in Auburn Hills, Michigan. The center opened 95% leased. In November 1997, Arizona Mills, a 37% owned enclosed value super-regional shopping center located in Tempe, Arizona, opened 90% leased.

  At Cherry Creek, a 132,000 square foot expansion opened in stages throughout the fall of 1998. A 135,000 square foot expansion opened at Westfarms in August 1997. In addition, approximately 50,000 square feet of new mall stores opened at Biltmore in 1997.

  In September 1997, the Operating Partnership acquired Regency Square (Regency) shopping center, located in Richmond, Virginia, for $123.9 million in cash. The operating results of Regency have been reflected in the Company's results from the acquisition date.

  In December 1997, the Operating Partnership acquired The Falls shopping center and the leasehold interest in The Mall at Tuttle Crossing, which opened in July 1997. These two centers were transferred to GMPT.

Memorial City Mall Lease

  In November 1996, the Operating Partnership entered into an agreement to lease Memorial City Mall (Memorial City), a 1.4 million square foot shopping center located in Houston, Texas. The lease of this unencumbered property grants the Operating Partnership the exclusive right to manage, lease and operate the property. The Operating Partnership has the option to terminate the lease after the third full lease year by paying $2 million to the lessor. The Operating Partnership is using this option period to evaluate the redevelopment opportunities of the center. As a development project, Memorial City has been excluded from all operating statistics in this report, and Memorial City's results of operations have been presented as a net line item in the following tabular comparisons of results of operations. Memorial City is expected to have an immaterial effect on EBITDA and net income during the option period.

Presentation of Operating Results

  In order to facilitate the analysis of the ongoing business for periods prior to the GMPT Exchange, the following tables contain the combined operating results of the Company and the Operating Partnership and also present separately the revenues and expenses, other than interest, depreciation and amortization, of the transferred centers. The following discussions include analysis of the Consolidated Businesses and the Unconsolidated Joint Ventures, with the interest of the noncontrolling partners of the Operating Partnership (the Minority
Interest) deducted to arrive at the results allocable to the Company's shareowners. Because the Operating Partnership's net equity is less than zero, for periods subsequent to the GMPT Exchange the income allocated to the Minority Interest is equal to the Minority Interest's share of distributions. The Operating Partnership's net equity is less than zero due to accumulated distributions in excess of net income and not as a result of operating losses. Distributions to partners are usually greater than net income because net income includes non-cash charges for depreciation and amortization. The Company's average ownership percentage of the Operating Partnership was 43.2% for 1998 (including averages of 38.96% for the period through the GMPT Exchange, and 62.77% thereafter) and 36.7% for 1997.

Comparison of Fiscal Year 1998 to Fiscal Year 1997

  The following table sets forth operating results for 1998 and 1997, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

                                                    1998                               1997
                                        ---------------------------------  ----------------------------------
                                                     UNCONSOLIDATED                     UNCONSOLIDATED
                                        CONSOLIDATED   JOINT               CONSOLIDATED  JOINT
                                        BUSINESSES(1) VENTURES (2)  TOTAL  BUSINESSES(1) VENTURES (2)   TOTAL
                                        ---------------------------------  ----------------------------------
                                                            (in millions of dollars)

REVENUES:
  Minimum rents                              99.8      149.3        249.1         86.4        121.1     207.5
  Percentage rents                            5.2        3.7          8.9          5.0          2.6       7.5
  Expense recoveries                         57.9       79.2        137.1         51.6         64.4     115.9
  Management, leasing and
      development                            12.3                    12.3          8.5                    8.5
  Other                                      17.4        6.8         24.2         11.4          8.0      19.4
  Revenues - transferred centers            129.7       47.2        177.0        138.9         62.7     201.6
                                            -----      -----        -----        -----        -----     -----
Total revenues                              322.3      286.3        608.6        301.6        258.8     560.4

OPERATING COSTS:
  Recoverable expenses                       51.4       66.0        117.4         45.6         53.7      99.2
  Other operating                            25.7       11.7         37.4         16.8         10.7      27.5
  Management, leasing and
      development                             8.0                     8.0          4.4                    4.4
  Expenses other than interest,
      depreciation and amortization
       - transferred centers                 44.3       17.7         62.0         47.7         23.9      71.5
  General and administrative                 24.6                    24.6         26.7                   26.7
  Interest expense                           75.8       69.7        145.5         73.6         54.5     128.2
  Depreciation and amortization              57.0       31.5         88.5         49.2         23.7      72.8
                                             ----       ----        -----        -----        -----     -----
Total operating costs                       286.8      196.7        483.5        264.0        166.4     430.4
Net results of Memorial City (1)             (0.8)                   (0.8)         0.0                    0.0
                                             ----      -----        -----        -----        -----     -----
                                             34.7       89.7        124.4         37.6         92.4     130.0
                                                       =====        =====                     =====     =====

Equity in income before extraordinary item
    of Unconsolidated Joint Ventures         46.4                                 48.8
Restructuring loss                          (10.7)
                                            -----                                 ----
Income before extraordinary items
    and minority interest                    70.4                                 86.4
Extraordinary items                         (50.8)
Minority interest                            (6.0)                               (57.8)
                                             ----                                -----
Net income                                   13.6                                 28.7
Series A preferred dividends                (16.6)                                (4.1)
                                            -----                                 ----
Net income (loss) available to common
   shareowners                               (3.0)                                24.6
                                             ====                                 ====

SUPPLEMENTAL INFORMATION (3):
  EBITDA contribution                       168.3      104.3        272.6        161.4         94.4     255.7
  Beneficial Interest Expense               (75.8)     (37.1)      (112.9)       (73.6)       (29.3)   (102.9)
  Non-real estate depreciation               (2.3)                   (2.3)        (2.1)                  (2.1)
  Preferred dividends                       (16.6)                  (16.6)        (4.1)                  (4.1)
                                            -----     ------       ------        -----        -----     -----
  Funds from Operations contribution         73.7       67.1        140.8         81.6         65.1     146.7
                                            =====     ======       ======        =====        =====     =====

(1)  The results of operations of Memorial City are presented net in this table.
     The Company expects that Memorial  City's net operating income will approximate the ground rent payable under the lease for the immediate future.
(2)  With the exception of the Supplemental Information, amounts represent 100% of the Unconsolidated Joint Ventures. Amounts are net of intercompany profits.
(3)  EBITDA represents earnings before interest and depreciation and amortization.
     Funds from  Operations  is defined and  discussed  in  Liquidity  and Capital
     Resources.
(4)  Amounts in this table may not add due to rounding.
(5)  Certain 1997 amounts have been reclassified to conform to 1998 classifications.

                                          25

Consolidated Businesses
-----------------------

  Total revenues for 1998 were $322.3 million, a $20.7 million, or 6.9%, increase over 1997. Minimum rents increased $13.4 million, of which $8.9 million was due to the opening of Great Lakes Crossing and the acquisition of Regency. Minimum rents also increased because of the expansion at Biltmore and tenant rollovers. Expense recoveries increased primarily due to Great Lakes Crossing and Regency. Revenues from management, leasing and development services increased primarily due to the new management agreements with GMPT. Other revenue increased primarily due to an increase in gains on sales of peripheral land and lease cancellation revenue.

    Total operating costs increased $22.8 million, or 8.6%, to $286.8 million. Recoverable and other operating expenses increased due to Great Lakes Crossing and Regency. Other operating expense also increased due to professional fees, management expense and an increase in the charge to operations for costs of potentially unsuccessful pre-development activities. General and administrative expense decreased $2.1 million between periods due to decreases in payroll and reduced employee relocation and recruiter costs, partially offset by increases attributable to the phase-in of the long term compensation plan.

  Interest expense increased due to an increase in debt used to finance Tuttle Crossing, the acquisition of The Falls and the redemption of a partner's interest in the Operating Partnership, partially offset by a decrease in debt paid down with the proceeds of the October 1997 and April 1998 equity offerings and the assumption of debt by GMPT as part of the GMPT Exchange. Depreciation and amortization expense increased due to Great Lakes Crossing, Tuttle Crossing, Regency and The Falls, partially offset by the decrease in expense due to the transferred centers only being included in 1998 through the date of the GMPT Exchange.

  Revenues and expenses other than interest and depreciation for the transferred centers for 1998 represent operations through the date of the GMPT Exchange. The resulting decreases from 1997 were partially offset by increases in revenues and expenses due to the acquisition of The Falls and the opening of Tuttle Crossing.

  During 1998, a $10.7 million loss on the restructuring was recognized, which primarily represented the cost of certain involuntary terminations of personnel.

Unconsolidated Joint Ventures
-----------------------------

  Total revenues for 1998 were $286.3 million, a $27.5 million, or 10.6%, increase from 1997. The increase in minimum rents and expense recoveries was primarily due to Arizona Mills and the expansions at Westfarms and Cherry Creek. Minimum rents also increased due to tenant rollovers. Other revenue decreased by $1.2 million primarily due to a decrease in gains on peripheral land sales.

  Total operating costs increased by $30.3 million, or 18.2%, to $196.7 million for 1998. Recoverable and depreciation and amortization expenses increased primarily due to Arizona Mills and the expansions. Other operating expense increased primarily due to Arizona Mills. Interest expense increased primarily due to an increase in debt used to finance Arizona Mills and the Westfarms expansion, and a decrease in capitalized interest related to these two projects.

  Revenues and expenses other than interest and depreciation for the transferred centers for 1998 represent the operations of Woodfield through the date of the GMPT Exchange, resulting in decreases from the prior year.

  As a result of the foregoing, income before extraordinary item of the Unconsolidated Joint Ventures decreased by $2.7 million, or 2.9%, to $89.7 million. The Company's equity in income before extraordinary item of the Unconsolidated Joint Ventures was $46.4 million, a 4.9% decrease from the comparable period in 1997.

Net Income
----------

  As a result of the foregoing, the Company's income before extraordinary items and Minority Interest decreased to $70.4 million for 1998. The Minority Interest in the Company's results decreased to $6.0 million, from $57.8 million, reflecting the Company's increased ownership in the Operating Partnership due to the GMPT Exchange and other equity transactions, as well as the Minority Interest's $30.7 million share of the 1998 extraordinary items.

  Also, the Company recognized its $20.1 million share of $50.8 million in extraordinary charges related to the extinguishment of debt, including debt extinguished in anticipation of the GMPT Exchange, primarily consisting of prepayment premiums. After payment of $16.6 million in Series A preferred dividends, net income (loss) available to common shareowners for 1998 was $(3.0) million compared to $24.6 million for 1997.

Comparison of Fiscal Year 1997 to Fiscal Year 1996

  Discussion of significant debt and equity transactions, acquisitions, and openings occurring in 1997 is included in the Comparison of Fiscal Year 1998 to Fiscal Year 1997. Significant 1996 items are described below.

  In December 1996, the Company acquired an additional interest in the Operating Partnership with the proceeds from the Company's December 1996 offering of common stock. The Operating Partnership used the net proceeds to pay down short term floating rate debt and to acquire La Cumbre Plaza. Additionally in 1996, the Operating Partnership issued units of partnership interest in connection with the acquisition of the 75% remaining interest in Fairlane Town Center. These units were redeemed by the Operating Partnership in January 1998. Prior to the acquisition date, the Company's interest in Fairlane (through the Operating Partnership) was accounted for under the equity method as an Unconsolidated Joint Venture. Additionally, in June 1996, the Operating Partnership acquired a 100% leasehold interest in Paseo Nuevo, located in Santa Barbara, California, for $37 million in cash.

  The Company's average ownership percentage of the Operating Partnership was 36.7% for 1997 and 34.5% for 1996.

Comparison of Fiscal Year 1997 to Fiscal Year 1996

  The following table sets forth operating results showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:


                                                             1997                              1996
                                             --------------------------------- -----------------------------------------
                                                           UNCONSOLIDATED                         UNCONSOLIDATED
                                             CONSOLIDATED     JOINT                  CONSOLIDATED   JOINT
                                             BUSINESSES (1)   VENTURES (2)   TOTAL   BUSINESSES (1) VENTURES (2)   TOTAL
                                             --------------------------------- -----------------------------------------
                                                                      (in millions of dollars)
REVENUES:
  Minimum rents                                  86.4          121.1          207.5     69.4         123.4         192.8
  Percentage rents                                5.0            2.6            7.5      3.5           3.5           6.9
  Expense recoveries                             51.6           64.4          115.9     41.4          69.0         110.4
  Management, leasing and
        development                               8.5                           8.5      8.5                         8.5
  Other                                          11.4            8.0           19.4      9.2           7.6          16.8
  Revenues - transferred centers                138.9           62.7          201.6    130.1          61.8         191.9
                                                -----          -----          -----    -----         -----         -----
Total revenues                                  301.6          258.8          560.4    262.2         265.3         527.5

OPERATING COSTS:
  Recoverable expenses                           45.6           53.7           99.2     36.0          58.3          94.3
  Other operating                                16.8           10.7           27.5     14.8          11.3          26.1
  Management, leasing and
        development                               4.4                           4.4      4.7                         4.7
  Expenses other than interest,
        depreciation and amortization
         - transferred centers                   47.7           23.9           71.5     46.2          25.1          71.2
  General and administrative                     26.7                          26.7     22.7                        22.7
  Interest expense                               73.6           54.5          128.2     70.5          53.5         124.0
  Depreciation and amortization                  49.2           23.7           72.8     40.1          22.9          63.0
                                                 -----         -----          -----    -----         -----         -----
Total operating costs                           264.0          166.4          430.4    235.0         171.1         406.0
Net results of Memorial City (1)                  0.0                           0.0      0.2                         0.2
                                                 -----         -----          -----    -----         -----         -----
                                                 37.6           92.4          130.0     27.3          94.3         121.6
                                                               =====          =====                  =====         =====

Equity in income before extraordinary
    item of Unconsolidated Joint
    Ventures                                     48.8                                   48.6
                                                 ----                                   ----
Income before extraordinary item and
    minority interest                            86.4                                   76.0
Extraordinary item                                                                      (1.3)
Minority Interest                               (57.8)                                 (54.3)
                                                 -----                                 -----
Net income                                       28.7                                   20.3
Series A preferred dividends                     (4.1)
                                                 ----                                  -----
Net income available to common
     shareowners                                 24.6                                   20.3
                                                =====                                  =====

SUPPLEMENTAL INFORMATION (3):
  EBITDA contribution                           161.4           94.4          255.7    138.6          91.2         229.8
  Beneficial Interest Expense                   (73.6)         (29.3)        (102.9)   (70.5)        (27.7)        (98.2)
  Non-real estate depreciation                   (2.1)                         (2.1)    (1.9)                       (1.9)
  Preferred dividends                            (4.1)                         (4.1)
                                                -----          -----          -----    -----         -----         -----
  Funds from Operations contribution             81.6           65.1          146.7     66.2          63.5         129.7
                                                =====          =====          =====    =====         =====         =====

(1)  The results of operations of Memorial City are presented net in this table.
     The Company expects that Memorial City's net operating income will approximate the ground rent payable under the lease for the immediate future.
(2) With the exception of the Supplemental Information, amounts represent 100% of the Unconsolidated Joint Ventures. Amounts are net of intercompany profits.
(3)  EBITDA represents earnings before interest and depreciation and amortization.
     Funds from Operations is defined and discussed in  Liquidity  and Capital
     Resources.
(4)  Amounts in this table may not add due to rounding.
(5) Certain 1997 and 1996 amounts have been reclassified to conform to 1998 classifications.

Consolidated Businesses
-----------------------

  Total revenues for 1997 were $301.6 million, a $39.4 million or 15.0% increase over 1996. Minimum rents increased $17.0 million, of which $15.1 million was caused by the 1997 and 1996 acquisitions. The results of Fairlane have been consolidated in the Operating Partnership's results subsequent to the acquisition date in July 1996 (prior to that date Fairlane was accounted for under the equity method as an Unconsolidated Joint Venture). Minimum rents also increased due to the expansion at Biltmore and tenant rollovers. Percentage rent and expense recoveries increased primarily due to the acquisitions. Other revenue increased $2.2 million primarily due to an insurance recovery, a litigation settlement, and an increase in lease cancellation revenue. The transferred centers' total revenues increased primarily due to the opening of Tuttle Crossing.

  Total operating costs increased $29.0 million, or 12.3%. Recoverable and depreciation and amortization expenses increased primarily due to the acquisitions. Other operating expenses increased primarily due to the acquisitions, offset by a decrease in the charge to operations for costs of potentially unsuccessful pre-development activities. General and administrative expense increased by $4.0 million primarily due to increases in compensation (including the continuing phase-in of the long-term compensation plan), recruiter fees and relocation charges, travel, and training. Interest expense increased due to an increase in debt used to finance Tuttle Crossing and capital expenditures at other Consolidated Businesses, partially offset by an increase in capitalized interest. The acquisitions were initially funded with debt which was subsequently paid down with the proceeds from the December 1996 and the October 1997 equity issuances.

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

  Total operating costs decreased by $4.7 million, or 2.7%, to $166.4 million for 1997 including a $10.1 million decrease due to Fairlane. Recoverable expenses decreased $4.6 million primarily due to Fairlane, offset by increases due to Arizona Mills. Other operating costs decreased primarily due to Fairlane and a decrease in bad debt expense. Additionally, included in 1996 other operating expense was a nonrecurring $0.5 million payment to an anchor at one of the centers. Interest expense increased $1.0 million primarily due to an increase in debt used to finance Arizona Mills and the Westfarms expansion, partially offset by a decrease in debt related to Fairlane. Operating costs as presented in the preceding table differ from the amounts shown in the combined, summarized financial statements of the Unconsolidated Joint Ventures by the amount of intercompany profit.

  As a result of the foregoing, net income of the Unconsolidated Joint Ventures decreased by $1.9 million, or 2.0%, to $92.4 million. The Company's equity in net income of the Unconsolidated Joint Ventures was $48.8 million, a 0.4% increase from 1996.

Net Income
----------

  As a result of the foregoing, the Company's income before extraordinary item and minority interest increased by $10.4 million, or 13.7%, to $86.4 million for 1997. In 1996, the Company recognized a $1.3 million extraordinary charge related to the prepayment of Fairlane's debt. After payment of $4.1 million in Series A preferred dividends, net income available to common shareowners for 1997 was $24.6 million, compared to $20.3 million in 1996.

Liquidity and Capital Resources

  On September 30, 1998, the Company obtained a majority and controlling interest in the Operating Partnership as a result of the GMPT Exchange (see Results of Operations -- GMPT Exchange and Related Transactions above). Consequently, the Company has consolidated the accounts of the Operating Partnership in the Company's financial statements for the year ended December 31,1998. For prior periods, the Company accounted for its investment in the Operating Partnership under the equity method. In the following discussion, references to beneficial interest represent the Operating Partnership's share of the results of its consolidated and unconsolidated businesses. The Company does not have, and has not had, any parent company indebtedness; all debt discussed represents obligations of the Operating Partnership.

  The Company believes that its net cash provided by operating activities, distributions from the Joint Ventures, the unutilized portion of its credit facilities, and its ability to access the credit markets, assure adequate liquidity to conduct its operations in accordance with its dividend and financing policies.

  As of December 31, 1998, the Company had a consolidated cash balance of $19.0 million. Additionally, the Company has a $200 million line of credit. The line had no borrowings as of December 31, 1998 and expires in September 2001. The Company also has available an unsecured bank line of credit of up to $40 million. The line had $15.5 million of borrowings as of December 31, 1998 and expires in August 1999.

Equity Transactions

  In April 1998, the Company sold approximately two million shares of its common stock at $13.1875 per share, before deducting the underwriting commission and expenses of the offering, under the Company's shelf registration statement. The Company used the proceeds to acquire an additional equity interest in the Operating Partnership. The Operating Partnership paid all costs of the offering. The Operating Partnership used the net proceeds of approximately $25 million for general partnership purposes.

  In October 1997, the Company issued eight million shares of 8.3% Series A Preferred Stock under its equity shelf registration statement. Dividends are payable in arrears on or before the last day of each calendar quarter. The Company used the $200 million proceeds to acquire a Series A Preferred Equity interest in the Operating Partnership that entitles the Company to distributions (in the form of guaranteed payments) in amounts equal to the dividends payable on the Company's Series A Preferred Stock. The Operating Partnership used the net proceeds to pay down floating rate debt.

Debt

  In anticipation of the GMPT Exchange, the Operating Partnership used the $1.2 billion proceeds from two bridge loans bearing interest at one-month LIBOR plus 1.30% to extinguish approximately $1.1 billion of debt, including substantially all of the Operating Partnership's public unsecured debt, its outstanding commercial paper, and borrowings on its existing lines of credit. The remaining proceeds were used primarily to pay prepayment premiums and transaction costs.

  The balance of the first bridge loan of $902 million was assumed by GMPT at the time of the GMPT Exchange. The second loan had a balance of $340 million at December 31, 1998 and expires in June 1999. The Company expects to refinance the balance on the bridge loan prior to the expiration date (see below).

  Proceeds from other borrowings in 1998 were used for the $77.7 million redemption of 6.1 million units of partnership interest in January 1998, and to fund capital expenditures for the Consolidated Businesses and contributions to Unconsolidated Joint Ventures for construction costs.

  At December 31, 1998, the Operating Partnership's debt and its beneficial interest in the debt of its Consolidated and Unconsolidated Joint Ventures totaled $1,186.2 million. As shown in the following table, $190.8 million of this debt was floating rate debt that remained unhedged at December 31, 1998. Interest rates shown do not include amortization of debt issuance costs and interest rate hedging costs. These items are reported as interest expense in the results of operations. In the aggregate, these costs added 0.47% to the effective rate of interest on beneficial interest in debt at December 31, 1998. Included in beneficial interest in debt is debt used to fund development and expansion costs. Beneficial interest in assets on which interest is being capitalized totaled $223.8 million as of December 31, 1998. Beneficial interest in capitalized interest was $17.6 million for the year ended December 31, 1998.

                                                           Beneficial Interest in Debt
                                              -----------------------------------------------------
                                                  Amount    Interest    LIBOR    Frequency    LIBOR
                                              (In millions  Rate at      Cap      of Rate       at
                                               of dollars)  12/31/98    Rate      Resets     12/31/98
                                              ------------  --------    ----      ------     --------

Total beneficial interest in fixed rate debt      408.6       8.01%(1)

Floating rate debt hedged via interest rate caps:
    Through May 1999                              200.0       6.71 (1)  6.00      Monthly     5.06
    Through July 1999                              65.0       6.37      7.00      Monthly     5.06
    Through December 1999                         200.0       6.71 (1)  7.00      Monthly     5.06
    Through October 2001                           25.0       5.99      8.55      Monthly     5.06
    Through January 2002                           53.4       6.86 (1)  9.50      Monthly     5.06
    Through July 2002                              43.4       6.95      6.50      Monthly     5.06
Other floating rate debt                          190.8       6.71 (1)
                                                  -----

Total beneficial interest in debt               1,186.2       7.14 (1)
                                                =======

(1)Denotes weighted average interest rate.

  Certain loan agreements contain various restrictive covenants including limitations on net worth, minimum debt service and fixed charges coverage ratios, a maximum payout ratio on distributions, and a minimum debt yield ratio, the latter being the most restrictive. The Company is in compliance with all of such covenants.

  In February 1999, an application was completed for a secured, ten-year $270 million financing with an all-in rate of approximately 6.9% on The Mall at Short Hills. The financing is expected to close by the end of the first quarter of 1999 and the proceeds will be used to pay down the bridge loan, which matures on June 21, 1999. The bridge loan has a balance of $340 million and the Company is working on refinancing the remaining balance. The Company expects to obtain a secured financing on an additional center. In addition, there will be availability under existing lines of credit to repay the remaining balance if the additional financing is delayed past the end of the second quarter.

Sensitivity Analysis

  The Company has exposure to interest rate risk on its debt obligations and interest rate instruments. Based on the Operating Partnership's beneficial interest in debt and interest rates in effect at December 31, 1998, a one percent increase in interest rates would decrease earnings and cash flows by approximately $5.2 million. A one percent decrease in interest rates would increase earnings and cash flows by approximately $6.0 million. Based on the Company's consolidated debt and interest rates in effect at December 31, 1998, a one percent increase or decrease in interest rates would decrease or increase the fair value of debt by approximately $7 million.

Funds from Operations

  A principal factor that the Company considers in determining dividends to shareowners is Funds from Operations, which is defined as income before extraordinary and unusual items, real estate depreciation and amortization, and the allocation to the minority interest in the Operating Partnership, less preferred dividends.

   Funds from  Operations  does not  represent  cash flows from  operations,  as defined by generally accepted accounting principles, and should not be considered to be an alternative to net income as an indicator of operating performance or to cash flows from operations as a measure of liquidity. However, the National Association of Real Estate Investment Trusts suggests that Funds from Operations is a useful supplemental measure of operating performance for REITs.

Reconciliation of Net Income to Funds from Operations

                                                       Year Ended
                                                  December 31, 1998
                                             ------------------------
                                             (in millions of dollars)
Income before extraordinary items and
  minority interest (1)                                70.4
Restructuring charge                                   10.7
Depreciation and Amortization (2)                      57.4
Share of Unconsolidated Joint Ventures'
   depreciation and amortization (3)                   20.7
Other income/expenses, net                              0.5
Non-real estate depreciation                           (2.3)
Preferred dividends                                   (16.6)
                                                      -----
Funds from Operations                                 140.8
                                                      =====
Funds from Operations allocable to the Company         61.1
                                                      =====


(1) Includes gains on peripheral land sales of $6.0 million for the year ended December 31, 1998.
(2) Includes $2.7  million  of  mall  tenant   allowance
    amortization.
(3) Includes $1.3 million of mall tenant allowance amortization.

Dividends

  The Company pays regular quarterly dividends to its common and Series A preferred shareowners. Dividends to its common shareowners are at the discretion of the Board of Directors and depend on the cash available to the Company, its financial condition, capital and other requirements, and such other factors as the Board of Directors deems relevant. Preferred dividends on the Series A Stock accrue regardless of whether earnings, cash availability, or contractual obligations were to prohibit the current payment of dividends.

  On December 10, 1998, the Company declared a quarterly dividend of $0.24 per common share payable January 20, 1999 to shareowners of record on December 31, 1998. The Board of Directors also declared a quarterly dividend of $0.51875 per share on the Company's 8.3% Series A Preferred Stock, paid December 31, 1998 to shareowners of record on December 21, 1998.

  Common dividends declared totaled $0.945 per common share in 1998, of which $0.854 represented return of capital and $0.091 represented ordinary income, compared to dividends declared in 1997 of $0.925 per common share, of which $0.324 represented return of capital and $0.601 represented ordinary income. The tax status of total 1999 common dividends declared and to be declared, assuming continuation of a $0.24 per common share quarterly dividend, is estimated to be approximately 50% return of capital, and approximately 50% of ordinary income. Series A preferred dividends declared were $2.075 and $0.50722 per preferred share in 1998 and 1997, respectively, all of which represented ordinary income. The tax status of total 1999 dividends to be paid on Series A Preferred Stock is estimated to be 100% ordinary income. These are forward-looking statements and certain significant factors could cause the actual results to differ materially, including: 1) the amount of dividends declared; 2) changes in the Company's share of anticipated taxable income of the Operating Partnership due to the actual results of the Operating Partnership; 3) changes in the number of the Company's outstanding shares; 4) property acquisitions or dispositions; 5) financing transactions, including refinancing of existing debt; and 6) changes in the Internal Revenue Code or its application.

  The annual determination of the Company's common dividends is based on anticipated Funds from Operations available after preferred dividends, as well as financing considerations and other appropriate factors. Further, the Company has decided that the growth in common dividends will be less than the growth in Funds from Operations for the immediate future.

  Any inability of the Operating Partnership or its Joint Ventures to secure financing as required to fund maturing debts, capital expenditures and changes in working capital, including development activities and expansions, may require the utilization of cash to satisfy such obligations, thereby possibly reducing distributions to partners of the Operating Partnership and funds available to the Company for the payment of dividends.

Capital Spending

  Capital spending for routine  maintenance of the shopping centers is generally
recovered  from  tenants.   Capital  spending  not  recovered  from  tenants  is
summarized in the following tables:


                                                                        1998
                                             ---------------------------------------------------------
                                                                                Beneficial Interest in
                                                              Unconsolidated    Consolidated Businesses
                                             Consolidated         Joint         and Unconsolidated
                                             Businesses        Ventures (1)     Joint Ventures (1)(2)
                                             ---------------------------------------------------------
                                                             (in millions of dollars)

Development, renovation, and expansion:
  Existing centers                              27.0             34.5                43.9
  New centers                                  279.3              4.5               214.6
Pre-construction development activities,
  net of charge to operations                   33.1                                 33.1
Mall tenant allowances                           8.2              7.4                12.3
Corporate office improvements and                3.4                                  3.4
    equipment
Other                                            0.3              2.2                 1.3
                                               -----            -----               -----
Total                                          351.3             48.6               308.6
                                               =====            =====               =====

(1)Costs are net of intercompany profits.
(2)Includes the Operating  Partnership's  share of construction  costs for Great
   Lakes Crossing (an 80% owned consolidated joint venture), MacArthur Center (a
   70% owned consolidated joint venture), The Mall at Wellington Green (a 90% owned consolidated joint venture), and International Plaza (a 50.1% owned consolidated joint venture).



                                                                        1997
                                             ---------------------------------------------------------
                                                                                Beneficial Interest in
                                                              Unconsolidated    Consolidated Businesses
                                             Consolidated         Joint         and Unconsolidated
                                             Businesses          Ventures (1)   Joint Ventures (1)(2)
                                             ---------------------------------------------------------
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
                                               =====              =====             =====

(1)Costs are net of intercompany profits.
(2)Includes the Operating  Partnership's  share of construction  costs for Great
   Lakes Crossing (an 80% owned consolidated joint venture) and MacArthur Center
   (a 70% owned consolidated joint venture).

  The Operating Partnership's share of mall tenant allowances per square foot leased during the year, excluding expansion space and new developments, was $10.86 ($11.80 excluding the transferred centers) in 1998, and $8.34 in 1997. In addition, the Operating Partnership's share of capitalized leasing costs in 1998, excluding new developments, was $11.4 million, or $8.96 per square foot leased ($7.0 million, or $7.95 per square foot, excluding the transferred centers), and $10.9 million or $10.72 per square foot leased during the year in 1997.

  MacArthur Center, a new center under construction in Norfolk, Virginia, opened in March 1999. The 930,000 thousand square foot center is anchored by Nordstrom and Dillard's. This Center is owned by a joint venture in which the Operating
Partnership   has  a  70%   controlling   interest  and  is  projected  to  cost
approximately $157 million.

  International Plaza, a new 1.3 million square foot center under construction in Tampa, Florida, will be anchored by Nordstrom, Lord & Taylor, Dillard's and Neiman Marcus. This center will be owned by a joint venture in which the Operating Partnership will have a controlling 50.1% interest. In 1999, the Company held ground-breaking ceremonies for The Shops at Willow Bend, a new 1.5 million square foot center in Plano, Texas. Anchors will be Neiman Marcus, Saks Fifth Avenue, Lord & Taylor, Foley's and Dillard's. The Mall at Wellington Green, a 1.3 million square foot center under construction in West Palm Beach County, Florida, will be anchored by Lord & Taylor, Burdine's, Dillard's and JCPenney. The center will be owned by a joint venture in which the Operating Partnership has a 90% controlling interest. All three of these centers are expected to open in 2001 and will have an aggregate cost to the Operating Partnership of over $500 million.

  In 1996, the Operating Partnership entered into an agreement to lease Memorial City Mall, a 1.4 million square foot shopping center located in Houston, Texas. Memorial City is anchored by Sears, Foley's, Montgomery Ward and Mervyn's. In November 1999, the Operating Partnership has the option to terminate the lease by paying $2 million to the lessor. The Operating Partnership is using this option period to evaluate the redevelopment opportunities of the center. Under the terms of the lease, the Operating Partnership has agreed to invest a minimum of $3 million during the three year option period. If the redevelopment proceeds, the Operating Partnership is required to invest an additional $22 million in property expenditures not recoverable from tenants during the first 10 years of the lease term.

  The Operating Partnership and The Mills Corporation have formed an alliance to develop value super-regional projects in major metropolitan markets. The ten-year agreement calls for the two companies to jointly develop and own at least seven of these centers, each representing approximately $200 million of capital investment. A number of locations across the nation are targeted for future initiatives.

  The following table summarizes planned capital spending, which is not recovered from tenants and assumes no acquisitions during 1999:

                                                                     1999
                                         -------------------------------------------------------------
                                                                                Beneficial Interest in
                                                              Unconsolidated    Consolidated Businesses
                                            Consolidated         Joint          and Unconsolidated
                                            Businesses          Ventures (1)    Joint Ventures (1)(2)
                                         -------------------------------------------------------------
                                                            (in millions of dollars)
Development, renovation, and expansion       223.4(3)            25.4               190.0
Mall tenant allowances                         6.1                9.8                11.1
Pre-construction development and other        21.5                4.0                23.5
                                             -----               ----               -----
Total                                        251.0               39.2               224.6
                                             =====               ====               =====

(1)Costs are net of intercompany profits.
(2)Includes the Operating  Partnership's  share of construction  costs for Great
   Lakes Crossing (an 80% owned consolidated joint venture), MacArthur Center (a
   70% owned consolidated joint venture), The Mall at Wellington Green (a 90% owned consolidated joint venture), and International Plaza ( a 50.1% owned consolidated joint venture).
(3)Includes costs related to MacArthur Center, Great Lakes Crossing, The Shops at Willow Bend, The Mall at Wellington Green and International Plaza.

   The Operating Partnership's share of costs for development projects scheduled to be completed in 2001 is anticipated to be as much as $185 million and $165 million in 2000 and 2001, respectively. Estimates of future capital spending include only projects approved by the Company's Board of Directors and, consequently, estimates will change as new projects are approved. Estimates regarding capital expenditures presented above are forward-looking statements and certain significant factors could cause the actual results to differ materially, including but not limited to: 1) actual results of negotiations with anchors, tenants and contractors; 2) changes in the scope and number of projects; 3) cost overruns; 4) timing of expenditures; 5) financing considerations; and 6) actual time to complete projects.

   The Company expects to fund the development of new centers primarily with proceeds from construction facilities. Other potential sources of capital include equity offerings, joint venture partner contributions and borrowings under other credit facilities.

Year 2000 Matters

   The approach of the calendar year 2000 (Year 2000) presents issues for many financial, information, and operational systems that may not properly recognize the Year 2000. The Company has developed a detailed plan to address the risks posed by the Year 2000 issue, covering affected application and infrastructure systems. Affected systems include both informational (such as accounting and payroll) and operational (such as elevators, security and lighting). The Company's plan also addresses the effect of third parties with which it conducts business, including tenants, vendors, contractors, creditors, and others. The Company has completed the assessment, inventory and planning phases of its plan and has determined that the majority of the Company's internal systems and all of its mission critical systems are already Year 2000 compliant. The Company has requested information and has obtained commitments from its national tenants and the majority of its critical vendors and suppliers, and is continuing to develop alternative solutions to minimize the impact on the Company in the event they do not meet their Year 2000 commitments.

   The Company expects to remediate any remaining issues encountered with application and infrastructure systems through repair and/or replacement, and plans to perform a full system test by the end of the first quarter. The estimated costs of addressing the Year 2000 issue were not material to 1998 and are not expected to be material to 1999 operations. The Company will also continue monitoring the progress of material third parties' responses to the Year 2000 issue. The Company believes that its most likely exposure will be the failure of third parties in comprehensively addressing the issue. For example, failure of utility companies to meet their commitments might result in temporary business interruption at centers. The Company is continuing to develop contingency plans in response to such exposure, as appropriate. Failure of third parties with which the Company conducts business to respond successfully to the Year 2000 issue may have a material adverse effect on the Company.

Cash Tender Agreement

  A. Alfred Taubman has the annual right to tender to the Company units of partnership interest in the Operating Partnership (provided that the aggregate value is at least $50 million) and cause the Company to purchase the tendered interests at a purchase price based on a market valuation of the Company on the trading date immediately preceding the date of the tender (the Cash Tender Agreement). At A. Alfred Taubman's election, his family, and Robert C. Larson and his family may participate in tenders. The Company will have the option to pay for these interests from available cash, borrowed funds, or from the proceeds of an offering of the Company's common stock. Generally, the Company expects to finance these purchases through the sale of new shares of its stock. The tendering partner will bear all market risk if the market price at closing is less than the purchase price and will bear the costs of sale. Any proceeds of the offering in excess of the purchase price will be for the sole benefit of the Company.

  Based on a market value at December 31, 1998 of $13.75 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $332 million. The purchase of these interests at December 31, 1998 would have resulted in the Company owning an additional 29% interest in the Operating Partnership.

New Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether it qualifies for hedge accounting. This Statement is not expected to have a material impact on the Company's consolidated financial statements. This Statement is effective for fiscal years beginning after June 15, 1999.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The information required by this Item is included in this report at Item 7 under the caption "Liquidity and Capital Resources".

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements of Taubman Centers, Inc. and the Independent Auditors' Report thereon are filed pursuant to this Item 8 and are included in this report at Item 14.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III*

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item is hereby incorporated by reference to the material appearing in the Company's definitive proxy statement for the annual meeting of shareholders to be held in 1999 (the "Proxy Statement") under the captions "Management--Directors and Executive Officers" and "Security
Ownership of Certain Beneficial Owners and Management -- Section 16(a) Beneficial Ownership Reporting Compliance."

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information  required by this item is hereby  incorporated by reference
to  the   material   appearing  in  the  Proxy   Statement   under  the  caption
"Management--Certain   Transactions."   and  "Executive   Compensation--Certain
Employment Arrangements."














____________________________________
* The Compensation Committee Report on Executive Compensation and the Shareholder Return Performance Graph appearing in the Proxy Statement are not incorporated by reference in this Annual Report on Form 10-K or in any other report, registration statement, or prospectus of the Registrant.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     14(a)(1) The following financial statements of Taubman Centers, Inc. and the Independent Auditors' Report thereon are filed with this report:

            TAUBMAN CENTERS, INC.                                          Page
            Independent Auditors' Report...................................F-2
            Balance Sheet as of December 31, 1998 and 1997 ................F-3
            Statement of Operations for the years ended
              December 31, 1998, 1997 and 1996.............................F-4
            Statement of Shareowners' Equity for the years ended
              December 31, 1998, 1997 and 1996.............................F-5
            Statement of Cash Flows for the years ended
              December 31, 1998, 1997 and 1996.............................F-6
            Notes to Financial Statements..................................F-7

     14(a)(2) The following is a list of the financial statement schedules required by Item 14(d).

            TAUBMAN CENTERS, INC.
            Schedule II - Valuation and Qualifying Accounts...............F-23
            Schedule III - Real Estate and Accumulated Depreciation.......F-24

            UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP (a consolidated subsidiary of Taubman Centers, Inc.)
            Independent Auditors' Report..................................F-26
            Combined Balance Sheet as of December 31, 1998 and 1997.......F-27
            Combined Statement of Operations for the years ended
              December 31, 1998, 1997 and 1996............................F-28
            Combined Statement of Accumulated Deficiency in Assets for the three years ended December 31, 1998, 1997 and 1996................F-29
            Combined Statement of Cash Flows for the years ended
              December 31, 1998, 1997 and 1996............................F-30
            Notes to Combined Financial Statements........................F-31

            UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP (a consolidated subsidiary of Taubman Centers, Inc.)
            Schedule II - Valuation and Qualifying Accounts...............F-39
            Schedule III - Real Estate and Accumulated Depreciation.......F-40

    14(a)(3)

            2  --   Separation and Relative Value Adjustment Agreement between
                    The Taubman Realty Group Limited Partnership and GMPTS
                    Limited Partnership (without exhibits or schedules, which will be supplementally provided to the Securities and Exchange Commission upon its request)(incorporated herein by reference to Exhibit 2 filed with the Registrant's Current
                    Report on Form 8-K dated September 30, 1998).

            3(a)--  Restated   By-Laws   of   Taubman   Centers,    Inc.,
                    (incorporated herein by reference to Exhibit 3 (b) filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 ("1998 Third Quarter Form 10-Q")).

            3(b)-- Restated Articles of Incorporation of Taubman Centers, Inc.(incorporated by reference to Exhibit 3(a) filed with the Registrant's 1998 Third Quarter Form 10-Q).

            4(a)-- Indenture dated as of July 22, 1994 among Beverly Finance Corp., La Cienega Associates, the Borrower, and Morgan Guaranty Trust Company of New York, as Trustee (incorporated herein by reference to Exhibit 4(h) filed with the 1994 Second Quarter Form 10-Q).

            4(b)-- Deed of Trust, with assignment of Rents, Security Agreement and Fixture Filing, dated as of July 22, 1994, from La Cienega Associates, Grantor, to Commonwealth Land Title Company, Trustee, for the benefit of Morgan Guaranty Trust Company of New York, as Trustee, Beneficiary (incorporated herein by reference to Exhibit 4(i) filed with the 1994 Second Quarter Form 10-Q).

            4(c)-- Construction Loan Agreement among Taubman MacArthur Associates Limited Partnership,as Borrower, and Bayerische Hypotheken-Und Wechsel-Bank, Aktiengesellschaft, New York Branch and The Other Banks and Financial Institutions from time to time Parties hereto, as Lenders and Bayerische Hypotheken-Und Wechsel-Bank Aktiengesellschaft, New York Branch, as Agent,dated as of October 28, 1997(incorporated herein by reference to Exhibit 4(i)filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 ("1997 Form 10-K")).

            4(d)-- Loan Agreement dated as of November 25, 1997 among The Taubman Realty Group Limited Partnership, as Borrower, Fleet National Bank, as a Bank, PNC Bank, National Association, as a Bank, the other Banks signatory hereto, each as a Bank, and PNC Bank, National Association, as Administrative Agent (incorporated herein by reference to Exhibit 4(j) filed with the 1997 Form 10-K).

            4(e)-- Revolving Credit Agreement dated as of September 21, 1998 among The Taubman Realty Group Limited Partnership, as Borrower, UBS AG, New York Branch, as a Bank and UBS AG, New York Branch, as Administrative Agent (incorporated herein by reference to Exhibit (4) filed with the 1998 Third Quarter Form 10-Q).

            10(a)-- The Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership dated September 30, 1998 (incorporated by reference to Exhibit 10 filed with the 1998 Third Quarter Form 10-Q).

           *10(b)-- The Taubman Realty Group Limited Partnership 1992 Incentive Option Plan, as Amended and Restated Effective as of September 30, 1997 (incorporated herein by reference to Exhibit 10(b) filed with the 1997 Form 10-K).

            10(c)-- Registration Rights Agreement among Taubman Centers, Inc., General Motors Hourly-Rate Employees Pension Trust,General Motors Retirement Program for Salaried Employees Trust,and State Street Bank & Trust Company, as trustee of the AT&T Master Pension Trust (incorporated herein by reference to Exhibit 10(e) filed with the 1992 Form 10-K).

            10(d)-- Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager (incorporated herein by reference to Exhibit 10(f) filed with the 1992 Form 10-K).

            10(e)-- Cash Tender Agreement among Taubman Centers, Inc., A. Alfred Taubman, acting not individually but as Trustee of The A. Alfred Taubman Restated Revocable Trust, as amended and restated in its entirety by Instrument dated January 10, 1989(as the same has been and may hereafter be amended from time to time), TRA Partners, and GMPTS Limited Partnership (incorporated herein by reference to Exhibit 10(g) filed with the 1992 Form 10-K).

           *10(f)-- Supplemental Retirement Savings Plan (incorporated herein by reference to Exhibit 10(i) filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

           *10(g)-- First Amendment to The Taubman Company Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

           *10(h) -- Employment agreement between The Taubman Company Limited Partnership and Lisa A. Payne (incorporated herein by reference to Exhibit 10 filed with the 1997 First Quarter Form 10-Q).

           *10(i)-- Amended and Restated Continuing Offer, dated as of September 30, 1997 (incorporated herein by reference to Exhibit 10 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

            12   --   Statement Re:Computation of Taubman Centers, Inc. Ratio of
                      Earnings to Combined Fixed Charges and Preferred
                      Dividends.

            21   --   Subsidiaries of Taubman Centers, Inc.

            23   --   Consent of Deloitte & Touche LLP.

            24   --   Powers of Attorney.

            27   --   Financial Data Schedule


      99(a)  --   Purchase and Sale Agreement By and Between One Federal Street
                  Joint Venture and The Taubman Realty Group Limited
                  Partnership, dated July 16, 1997 (Purchase and Sale Agreement)
                  (without exhibits or schedules, which will be supplementally provided to the Securities and Exchange Commission upon its request)(incorporated herein by reference to Exhibit 99(a) filed with the Registrant's Current Report on Form 8-K dated
                  September 4, 1997).

      99(b)  --   First Amendment to Purchase and Sale Agreement, dated August
                  15, 1997 (without exhibits or schedules, which will be supple-mentally provided to the Securities and Exchange Commission upon its request) (incorporated herein by reference to Exhibit
                  99(b) filed with the Registrant's Current Report on Form 8-K dated September 4, 1997).



________________________________
* A management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

14(b) Current Reports on Form 8-K.

      On October 15, 1998 the Company filed a Current Report on Form 8-K dated September 30, 1998 to announce the completion of the redemption of General Motors Pension Trusts' holdings in TRG. This Current Report contained the following pro forma financial statements:

           Taubman Centers, Inc. Pro Forma Condensed Consolidated Balance Sheet as of June 30, 1998 (unaudited)

           Taubman Centers, Inc. Pro Forma Condensed Consolidated Statement of Operations, Year Ended December 31, 1997 (unaudited)

           Taubman Centers, Inc. Pro Forma Condensed Consolidated Statement of Operations, Six Months Ended June 30, 1998 (unaudited)

           The Taubman Realty Group Limited Partnership Pro Forma Condensed Consolidated Balance Sheet as of June 30, 1998 (unaudited)

           The Taubman Realty Group Limited Partnership Pro Forma Condensed Consolidated Statement of Operations, Year Ended December 31, 1997 (unaudited)

           The Taubman Realty Group Limited Partnership Pro Forma Condensed Consolidated Statement of Operations, Six Months Ended June 30, 1998 (unaudited)

14(c) The list of  exhibits  filed with this  report is set forth in response to
      Item 14(a)(3). The required exhibit index has been filed with the exhibits.

14(d) The  financial  statements  and the financial  statement  schedules of the
      Unconsolidated Joint Ventures of The Taubman Realty Group Limited Partnership listed at Item 14(a)(2) are filed pursuant to this Item 14(d).

                              TAUBMAN CENTERS, INC.


                              FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1998 AND 1997
        AND FOR EACH OF THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                         INDEPENDENT AUDITORS' REPORT





Board of Directors and Shareowners
Taubman Centers, Inc.


  We have audited the accompanying balance sheets of Taubman Centers, Inc. (the "Company") as of December 31, 1998 and 1997, and the related statements of operations, shareowners' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

  In our opinion, such financial statements present fairly, in all material respects, the financial position of Taubman Centers, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



DELOITTE & TOUCHE LLP

Detroit, Michigan
February 16, 1999

                             TAUBMAN CENTERS, INC.

                                 BALANCE SHEET
                       (in thousands, except share data)



                                                                  December 31
                                                            --------------------
                                                             1998          1997
                                                             ----          ----
                                                      (Consolidated)
Assets:
 Investment in TRG (Notes 2 and 3):
   Partnership interest                                                $347,859
   Series A Preferred Equity interest                                   200,000
                                                                        -------
                                                                        547,859
 Properties, net (Note 5)                              $1,308,642
 Investment in Unconsolidated Joint Ventures
     (Note 4)                                              98,350
 Cash and cash equivalents                                 19,045         8,965
 Accounts and notes receivable, less allowance
     for doubtful accounts of $333                         20,595
 Accounts receivable from related parties
     (Note 9)                                               7,092
 Deferred charges and other assets (Note 6)                27,139
                                                       ----------      --------
                                                       $1,480,863      $556,824
                                                       ==========      ========
Liabilities:
 Unsecured notes payable (Note 7)                      $ 531,946
 Mortgage notes payable (Note 7)                         243,352
 Accounts payable and accrued liabilities                171,669       $    277
 Dividends payable                                        12,719         11,929
                                                       ---------       --------
                                                       $ 959,686       $ 12,206
Commitments and Contingencies (Note 12)

Minority Interests (Note 1)

Shareowners' Equity (Notes 2 and 11):
 Series A Cumulative Redeemable Preferred Stock,
       $0.01 par value,  50,000,000 shares authorized,
       $200 million liquidation preference,
       8,000,000 shares issued and outstanding at
       December 31, 1998 and 1997                      $      80       $     80
 Series B Non-Participating Convertible
       Preferred Stock, $0.001 par and liquidation
       value, 40,000,000 shares authorized and
       31,399,913 shares issued and outstanding
       at December 31, 1998                                  28
 Common Stock, $0.01 par value, 250,000,000 shares
        authorized, 52,995,904 and 50,759,657 issued
        and outstanding  at December 31, 1998
        and 1997                                            530             508
 Additional paid-in capital                             697,965         668,951
 Dividends in excess of net income                     (177,426)       (124,921)
                                                      ----------       --------
                                                      $  521,177       $544,618
                                                      ----------       --------
                                                      $1,480,863       $556,824
                                                      ==========       ========





                      See notes to financial statements.

                              TAUBMAN CENTERS, INC.

                             STATEMENT OF OPERATIONS
                        (in thousands, except share data)

                                                        Year Ended December 31
                                                       -------------------------
                                                      1998      1997       1996
                                                      ----      ----       ----
                                                (Consolidated)
Income:
  Income before extraordinary item from
     investment in TRG (Notes 2 and 3)                       $ 29,349   $21,368
  Minimum rents                                   $107,657
  Percentage rents                                   5,881
  Expense recoveries                                60,650
  Revenues from management, leasing and
    development services (Note 9)                   12,282
  Interest and other                                17,769        322       284
  Revenues - transferred centers (Note 2)          129,714
                                                  --------   --------   -------
                                                  $333,953   $ 29,671   $21,652
                                                  --------   --------   -------
Operating Expenses:
  Recoverable expenses                            $ 55,351
  Other operating                                   33,842
  Management, leasing and development services       8,025
  General and administrative                        24,616   $ 1,009     $  922
  Restructuring (Note 2)                            10,698
  Expenses other than interest, depreciation and
     amortization - transferred centers (Note 2)    44,260
  Interest expense                                  75,809
  Depreciation and amortization (including
      $22.8 million relating to the transferred
      centers)                                      57,376
                                                  --------   -------     ------
                                                  $309,977   $ 1,009     $  922
                                                  --------   -------     ------
Income before equity in income before
     extraordinary item of Unconsolidated
     Joint Ventures, extraordinary items,
     and minority interest                        $ 23,976   $28,662    $20,730
Equity in income before extraordinary item of
     Unconsolidated Joint Ventures (Note 4)         46,427
                                                    ------   -------    -------
Income before extraordinary items and minority
     interest                                      $70,403   $28,662    $20,730
Extraordinary items (Notes 2, 3 and 7)             (50,774)                (444)
Minority Interest:
  Minority share of income                          (4,230)
  Distributions in excess of earnings               (1,779)
                                                   -------   -------   --------
Net income                                         $13,620   $28,662   $ 20,286
Series A preferred dividends (Note 11)             (16,600)   (4,058)
                                                   -------   -------   --------
Net income (loss) available to common shareowners  $(2,980)  $24,604   $ 20,286
                                                   =======   =======   ========

Basic earnings per common share (Note 13):
  Income before extraordinary items               $    .33   $   .48   $    .47
                                                  ========   ========  ========
  Net income (loss)                               $   (.06)  $   .48   $    .46
                                                  ========   ========  ========

Diluted earnings per common share (Note 13):
  Income before extraordinary items               $    .32   $   .48   $    .47
                                                  ========   ========  ========
  Net income (loss)                               $   (.06)  $   .48   $    .46
                                                  ========   ========  ========

Cash dividends declared per common share          $   .945   $  .925   $    .89
                                                  ========   =======   ========

Weighted average number of common shares
     outstanding                               52,223,399  50,737,333 44,444,833
                                               ==========  ========== ==========


                      See notes to financial statements.

                              TAUBMAN CENTERS, INC.

                        STATEMENT OF SHAREOWNERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                        (in thousands, except share data)



                                         Preferred Stock           Common Stock    Additional       Dividends in
                                         ---------------           ------------     Paid-in          excess of
                                        Shares    Amount       Shares     Amount    Capital          Net Income          Total
                                        ------    ------       ------     ------    -------          ----------          -----

Balance, January 1, 1996                                      44,134,913  $441      $386,680         $(82,103)          $305,018

Proceeds from common stock
  offering (Note 3)                                            5,970,000    60        74,938                              74,998
Issuance of stock pursuant to
  Continuing Offer (Note 12)                                     652,245     7         7,319                               7,326
Purchases of stock                                               (36,800)   (1)         (347)                               (348)
Cash dividends declared                                                                               (40,770)           (40,770)
Net income                                                                                             20,286             20,286
                                                              ----------  ----      --------        ---------           --------
Balance, December 31, 1996                                    50,720,358  $507      $468,590        $(102,587)          $366,510

Proceeds from preferred stock
  offering (Note 3)                8,000,000      $ 80                               199,920                             200,000
Issuance of stock pursuant
  to Continuing Offer (Note 12)                                   39,299     1           441                                 442
Cash dividends declared                                                                               (50,996)           (50,996)
Net income                                                                                             28,662             28,662
                                  ----------      ----        ----------  ----      --------        ---------           --------
Balance, December 31, 1997         8,000,000      $ 80        50,759,657  $508      $668,951        $(124,921)          $544,618

Proceeds from common stock
  offering (Note 3)                                            2,021,611    20        26,640                              26,660
Proceeds from preferred stock
  offering (Note 11)              31,399,913        28                                                                        28
Issuance of stock pursuant
  to Continuing Offer (Note 12)                                  214,636     2         2,374                               2,376
Cash dividends declared                                                                               (66,125)           (66,125)
Net income                                                                                             13,620             13,620
                                 -----------      ----       -----------  ----      --------        ---------           --------
Balance, December 31, 1998        39,399,913       108        52,995,904  $530      $697,965        $(177,426)          $521,177
                                 ===========      ====       ===========  ====      ========        =========           ========



                      See notes to financial statements.

                              TAUBMAN CENTERS, INC.

                             STATEMENT OF CASH FLOWS
                                 (in thousands)
                                                      Year Ended December 31
                                                   ---------------------------
                                                   1998       1997     1996
                                                   ----       ----     ----
                                               (Consolidated)
Cash Flows From Operating Activities:
   Income before extraordinary items and
     minority interest                           $ 70,403    $28,662    20,730
   Adjustments to reconcile income before
     extraordinary items and minority interest
     to net cash provided by operating
     activities:
     Depreciation and amortization                 57,376
     Provision for losses on accounts receivable    1,207
     Amortization of deferred financing costs       3,318
     Other                                          2,264
     Gains on sales of land                        (5,637)
     Increase (decrease) in cash attributable
       to changes in assets and liabilities:
         Receivables, deferred charges and
         other assets                             (14,632)
         Accounts payable and other liabilities    31,121        (66)       (5)
                                                 --------    -------   -------
Net Cash Provided By Operating Activities        $145,420    $28,596   $20,725
                                                 --------    -------   -------

Cash Flows From Investing Activities:
   Purchase of additional interests in TRG                 $(200,000)$(74,998)
   Additions to properties                      $(294,336)
   Proceeds from sales of land                      6,750
   Contributions to Unconsolidated Joint
     Ventures                                     (33,322)
   Distributions from Unconsolidated Joint
     Ventures in excess of income before
     extraordinary items                           50,970     21,714    19,939
                                                ---------  ---------  --------
Net Cash Used In Investing Activities           $(269,938) $(178,286) $(55,059)
                                                ---------  ---------  --------

Cash Flows From Financing Activities:
   Debt proceeds                               $1,695,235
   Debt payments                                 (175,599)
   Early extinguishment of debt                (1,169,769)
   Debt issuance costs                             (4,458)
   Redemption of partnership units                (77,698)
   GMPT Exchange                                  (32,651)
   Distributions to minority interest             (65,914)
   Issuance of stock pursuant to Continuing
     Offer                                          2,377
   Cash dividends to common shareowners           (48,735)  $(46,675) $(38,814)
   Cash dividends to Series A preferred
     shareowners                                  (16,600)    (4,058)
   Proceeds from stock issuances                   26,660    200,000    74,998
   Other                                           (1,500)                (348)
                                                ---------   --------   -------
Net Cash Provided By Financing Activities        $131,348   $149,267   $35,836
                                                ---------   --------   -------

Net Increase (Decrease) In Cash                  $  6,830   $   (423)  $ 1,502

Cash and Cash Equivalents at Beginning of Year      8,965      9,388     7,886

Effect of consolidating TRG in connection with
     the GMPT Exchange (TRG's cash balance at
     Beginning of Year)(Note 2)                     3,250
                                                 --------    ------    -------

Cash and Cash Equivalents at End of Year         $ 19,045    $8,965    $ 9,388
                                                 ========    ======    =======

                      See notes to financial statements.

                              TAUBMAN CENTERS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                       Three Years Ended December 31, 1998


Note 1 - Summary of Significant Accounting Policies

Organization and Basis of Presentation

  Taubman Centers, Inc. (the Company or TCO), a real estate investment trust, or REIT, is the managing general partner of The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG). The Operating Partnership is an operating subsidiary that engages in the ownership, management, leasing, acquisition, development, and expansion of regional retail shopping centers and interests therein. The Operating Partnership's portfolio as of December 31, 1998, includes 16 urban and suburban shopping centers in seven states. One additional center opened in March 1999. Three additional centers are under construction in Florida and Texas. The Company's investment in the Operating Partnership consists of a general partnership interest and a preferred equity interest (Note 3).

  On September 30, 1998, the Company obtained a majority and controlling interest in the Operating Partnership as a result of a transaction in which the Operating Partnership exchanged interests in 10 shopping centers, together with $990 million of its debt, for all of the partnership units owned by the General Motors Pension Trusts (GMPT), representing approximately 37% of the Operating Partnership's equity (the GMPT Exchange) (Note 2). As a result of the GMPT Exchange, the Company's general partnership interest in the Operating Partnership increased to 62.8%.

  The consolidated balance sheet of the Company as of December 31, 1998 includes all accounts of the Company, the Operating Partnership and its consolidated subsidiaries; all intercompany balances have been eliminated. Investments in entities not unilaterally controlled by ownership or contractual obligation (Unconsolidated Joint Ventures) are accounted for under the equity method. The statements of operations and cash flows for the year ended December 31, 1998 include the Operating Partnership as a consolidated subsidiary for the entire year. The balance sheet as of December 31, 1997 and the statements of operations and cash flows for periods prior to 1998 reflect the financial position and results of operations of the Operating Partnership under the equity method.

  Since the Company's interest in the Operating Partnership has been its sole material asset throughout all periods presented, references in the following notes to "the Company" include the Operating Partnership, except where intercompany transactions are discussed or as otherwise noted, even though the Operating Partnership did not become a consolidated subsidiary until September 30, 1998.

  Because the net equity of the Operating Partnership is less than zero, the ownership interest of the Operating Partnership's noncontrolling partners (the Minority Interest) is presented as a zero balance in the consolidated balance sheet as of December 31, 1998, and subsequent to the GMPT Exchange, the income allocated to the Minority Interest is equal to the Minority Interest's share of distributions. The Operating Partnership's net equity is less than zero due to accumulated distributions in excess of net income and not as a result of operating losses. Distributions to partners are usually greater than net income because net income includes non-cash charges for depreciation and amortization.

  Dollar amounts presented in tables within the notes to the financial statements are stated in thousands of dollars, except share data or as otherwise noted.

Income Taxes

  Federal income taxes are not provided because the Company operates in such a manner as to qualify as a REIT under the provisions of the Internal Revenue Code; therefore, applicable taxable income is included in the taxable income of its shareowners, to the extent distributed by the Company. As a REIT, the Company must distribute at least 95% of its REIT taxable income to its shareowners and meet certain other requirements. Additionally, no provision for income taxes for consolidated partnerships has been made, as such taxes are the responsibility of the individual partners.

                              TAUBMAN CENTERS, INC.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)


  Dividends per common share declared in 1998 were $0.945, of which $0.854 represented return of capital and $0.091 represented ordinary income. Dividends per common share declared in 1997 were $0.925, of which $0.324 represented return of capital and $0.601 represented ordinary income. Dividends per common share declared in 1996 were $0.89, of which $0.41 represented return of capital and $0.48 represented ordinary income. The tax status of the Company's common dividends in 1998, 1997 and 1996 may not be indicative of future periods. Dividends per preferred share declared in 1998 and 1997 were $2.075 and $0.50722, respectively, all of which represented ordinary income. The difference between net income for financial reporting purposes and taxable income results primarily from differences in depreciation expense.

Revenue Recognition

  Shopping center space is generally leased to specialty retail tenants under short and intermediate term leases which are accounted for as operating leases. Minimum rents are generally recognized on an accrual basis as earned, the result of which does not differ materially from a straight-line method. Percentage rent is accrued when lessees' specified sales targets have been met or achievement of the sales targets is probable. The effect on 1998 income of recognizing percentage rent only after specified sales targets have been achieved rather than the Company's method of recognition is immaterial. Expense recoveries, which include an administrative fee, are recognized as revenue in the period applicable costs are chargeable to tenants.

Depreciation and Amortization

  Buildings, improvements and equipment are depreciated on straight-line or double-declining balance bases over the estimated useful lives of the assets, which range from 3 to 50 years. Tenant allowances and deferred leasing costs are amortized on a straight-line basis over the lives of the related leases.

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

Stock-Based Compensation Plans

  Stock-based compensation plans are accounted for under APB Opinion 25, "Accounting for Stock Issued to Employees" and related interpretations, as permitted under FAS 123, "Accounting for Stock-Based Compensation."

                              TAUBMAN CENTERS, INC.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)


Interest Rate Hedging Agreements

  Premiums paid for interest rate caps are amortized to interest expense over the terms of the cap agreements. Amounts received under the cap agreements are accounted for on an accrual basis, and recognized as a reduction of interest expense. Amounts paid or received under treasury lock agreements are amortized to interest expense over the term of the related debt agreement.

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

    The fair value of debt is estimated based on quoted market prices if available, or on the current rates available to the Company for debt of similar terms and maturity and the assumption that debt will be prepaid at the earliest possible date.

    The fair value of interest rate hedging instruments is the amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates.

Operating Segment

  The Company has one reportable operating segment; it owns, develops and manages regional shopping centers. The shopping centers are located in major metropolitan areas, have similar tenants (most of which are national chains), and share common economic characteristics. No single retail company represents 10% or more of the Company's revenues.

Note 2 - The GMPT Exchange and Related Transactions

  On September 30, 1998, the Company obtained a controlling interest in the Operating Partnership due to the following transaction. The Operating Partnership transferred interests in 10 shopping centers (nine wholly owned (Briarwood, Columbus City Center, The Falls, Hilltop, Lakeforest, Marley Station, Meadowood Mall, Stoneridge, and The Mall at Tuttle Crossing) and one Unconsolidated Joint Venture (Woodfield)), together with $990 million of debt, for all of the partnership units of GMPT (approximately 50 million units with a fair value of $675 million, based on the average stock price of the Company's common shares of $13.50 for the two week period prior to the closing) (the GMPT Exchange). The Operating Partnership continues to manage the transferred centers under agreements with GMPT (Note 10).

  As of the date of the GMPT Exchange, the excess of the Company's cost of its investment in the Operating Partnership over the Company's share of the Operating Partnership's accumulated deficit was $390.4 million, of which $176.6 million and $213.8 million was allocated to the Company's bases in the Operating Partnership's properties and investment in Unconsolidated Joint Ventures, respectively.

  In anticipation of the GMPT Exchange, the Operating Partnership used the $1.2 billion proceeds from two bridge loans bearing interest at one-month LIBOR plus 1.30% to extinguish approximately $1.1 billion of debt, including substantially all of the Operating Partnership's public unsecured debt, its outstanding commercial paper, and borrowings on its existing lines of credit. The remaining proceeds were used primarily to pay prepayment premiums and transaction costs. An extraordinary charge of approximately $49.8 million, consisting primarily of prepayment premiums, was incurred in connection with the extinguishment of the debt.

                              TAUBMAN CENTERS, INC.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)


  The balance on the first bridge loan of $902 million was assumed by GMPT in connection with the GMPT Exchange. The second loan had a balance of $340 million as of December 31, 1998, and expires in June 1999. The Operating Partnership expects to refinance the balance on the bridge loan during the first half of 1999 (Note 15 - Subsequent Event).

  Concurrently with the GMPT Exchange, the Operating Partnership committed to a restructuring of its operations. A restructuring charge of approximately $10.7 million was incurred, primarily representing the cost of certain involuntary terminations of personnel. Pursuant to the restructuring plan, approximately 40 employees were terminated across various administrative functions. During 1998, termination benefits of $6.1 million were paid. Substantially all benefits were paid by the end of the first quarter of 1999.


Note 3 - Investment in the Operating Partnership

  The Company's ownership in the Operating Partnership at December 31, 1998 and 1997 consisted of a 62.8% and 36.70% managing general partnership interest, as well as a preferred equity interest. Net income and distributions are allocable first to the preferred equity interest, and the remaining amounts to the general and limited Operating Partnership partners in accordance with their percentage ownership. The Company's average ownership percentage in the Operating
Partnership was 43.2% for 1998 (including averages of 38.96% for the period through the GMPT Exchange (Note 2), and 62.77% thereafter), 36.7% for 1997, and 34.5% for 1996.

  During the three years in the period ended December 31, 1998, the Company's ownership of the Operating Partnership also increased due to the following transactions.

  In April 1998, the Company sold approximately two million shares of its common stock at $13.1875 per share, before deducting the underwriting commission and expenses of the offering, under the Company's shelf registration statement. The Company used the proceeds to acquire an additional equity interest in the Operating Partnership. The Operating Partnership paid all costs of the offering. In January 1998, the Operating Partnership redeemed 6.1 million units of partnership interest from a partner.

  In October 1997, the Company used the proceeds from a $200 million public offering of eight million shares of 8.3% Series A Cumulative Redeemable Preferred Stock (Series A Preferred Stock) to acquire a Series A Preferred Equity interest in the Operating Partnership that entitles the Company to income and distributions (in the form of guaranteed payments) in amounts equal to the dividends payable on the Company's Series A Preferred Stock. The Operating Partnership bore all expenses of the offering. The Operating Partnership used the net proceeds to pay down short term debt.

  In December 1996, the Company purchased newly issued Operating Partnership units with the $75 million proceeds from the Company's December 1996 offering of
5.97 million shares of common stock. The Operating Partnership bore all expenses of the Company's offering. The Operating Partnership used the net proceeds to pay down short term floating rate debt and to acquire La Cumbre Plaza. Additionally in 1996, the Operating Partnership issued units of partnership interest in connection with its acquisition of the 75% interest in Fairlane Town Center held by a joint venture partner.

  Also in 1998, 1997 and 1996, the Operating Partnership issued units of partnership interest in connection with the exercise of incentive options. The Company exchanged shares of common stock for these newly issued units pursuant to the Company's Continuing Offer (Note 12).

                              TAUBMAN CENTERS, INC.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)




  The Company's income from its investment in the Operating Partnership included $4.1 million for the year ended December 31, 1997 from its Series A Preferred Equity interest in the Operating Partnership. Additionally, the Company's share of the Operating Partnership's income before extraordinary items available to partnership unitholders under the equity method for the years ended December 31, 1997 and 1996, was $33.5 million and $29.0 million, respectively, reduced by $8.2 million and $7.6 million, respectively, representing adjustments arising from the Company's additional basis in the Operating Partnership's net assets.

     The Company's share of the Operating Partnership's extraordinary charge recorded under the equity method in 1996 was approximately $0.4 million, which related to prepayment premiums incurred in connection with the extinguishment of debt.

  The Operating Partnership's summarized balance sheet and results of operations information are presented below for periods in which the Company accounted for the Operating Partnership under the equity method.

                                   December 31                                                 Year Ended December 31
                                   -----------                                                 ----------------------
                                     1997                                                           1997      1996
                                     ----                                                           ----      ----

Assets:                                                    Revenues                             $313,426  $263,696
                                                                                                --------  --------
   Properties                      $ 1,593,350               Operating costs other than
   Accumulated depreciation and                                 interest and depreciation
     amortization                      268,658                  and amortization                 152,044   125,128
                                   -----------               Interest expense                     73,639    70,454
                                   $ 1,324,692               Depreciation and amortization        44,719    35,773
   Other assets                         72,134                                                  --------  --------
                                   -----------                                                  $270,402  $231,355
                                   $ 1,396,826                                                  --------  --------
                                   ===========               Equity in income before
                                                                extraordinary item of
Liabilities:                                                    Unconsolidated  Joint
   Unsecured notes payable         $ 1,008,459                  Ventures                          52,270    51,753
                                                                                                  ------    ------
   Mortgage notes payable              275,868               Income before extraordinary
   Accounts payable and other                                   item                              $95,294 $ 84,094
     liabilities                       106,404
   Distributions in excess of                                Extraordinary item                             (1,328)
     net income of Unconsolidated                                                                -------  --------
     Joint Ventures                    141,815               Net income                          $95,294  $ 82,766
                                   -----------               Preferred distributions              (4,058)
                                                                                                 -------  --------
                                   $ 1,532,546               Net income available to
                                                                unitholders                      $91,236  $ 82,766
Partnership Equity:                                                                              =======  ========
   Series A Preferred Equity           192,840               Net income allocable to TCO         $37,532  $ 28,564
   Partners' Accumulated Deficit      (328,560)              Extraordinary item allocable
                                   -----------                  to TCO                                         444
                                   $ 1,396,826
                                   ===========               Depreciation of TCO's additional
                                                                basis                             (8,183)   (7,640)
                                                                                                  ------    ------
Partners' Accumulated Deficit                                Income before extraordinary
   allocable to TCO                $  (120,589)                 item from investment in TRG      $29,349  $ 21,368
                                                                                                 =======  ========
TCO's additional basis                 468,448
                                   -----------
Investment in TRG - partnership
   interest                        $   347,859
                                   ===========



                              TAUBMAN CENTERS, INC.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)



Note 4 - Investments in Unconsolidated Joint Ventures

     Following are the Company's investments in various real estate Unconsolidated Joint Ventures which own regional retail shopping centers. The Operating Partnership is generally the managing general partner of these Unconsolidated Joint Ventures. The Operating Partnership's interest in each Unconsolidated Joint Venture is as follows:
                                                                   TRG's %
                                                                 Ownership
                                                                   as of
      Unconsolidated Joint Venture      Shopping Center       December 31, 1998
      -----------------------------     ---------------       -----------------

     Arizona Mills, L.L.C.                 Arizona Mills             37%
     Fairfax Company of Virginia L.L.C.    Fair Oaks                 50
     Lakeside Mall Limited Partnership     Lakeside                  50
     Rich-Taubman Associates               Stamford Town Center      50
     Taubman-Cherry Creek
         Limited Partnership               Cherry Creek              50
     Twelve Oaks Mall Limited Partnership  Twelve Oaks Mall          50
     West Farms Associates                 Westfarms                 79
     Woodland                              Woodland                  50


  Arizona Mills, L.L.C. has a construction facility with a maximum availability of $142 million, under which $141 million was outstanding as of December 31, 1998. The rate on the facility is capped at 9.5% until maturity, plus credit spread. The payment of principal and interest is guaranteed by each of the owners of Arizona Mills to the extent of its ownership, with reductions in amounts guaranteed being provided as certain center performance and valuation criteria are met. The Operating Partnership's guaranty of principal was $13.1 million at December 31, 1998.

  The Company's carrying value of its Investment in Unconsolidated Joint Ventures exceeds its share of the deficiency in assets reported in the combined balance sheet of the Unconsolidated Joint Ventures due to (i) intercompany profits on sales of services that are capitalized by the Unconsolidated Joint Ventures and (ii) the Company's cost of its investment in excess of the historical net book values of the Unconsolidated Joint Ventures. The Company reduces its investment in Unconsolidated Joint Ventures to eliminate the intercompany profits and amortizes such amounts over the useful lives of the related assets. The Company's additional basis allocated to depreciable assets is recognized on a straight-line basis over 40 years.

  Combined balance sheet and results of operations information are presented below (in thousands) for all Unconsolidated Joint Ventures, followed by the Operating Partnership's beneficial interest in the combined information. Beneficial interest is calculated based on the Operating Partnership's ownership interest in each of the Unconsolidated Joint Ventures. The accounts of Woodfield Associates, formerly a 50% Unconsolidated Joint Venture transferred to GMPT (Note 2), are included in these results through September 30, 1998, the date of the GMPT Exchange.

                              TAUBMAN CENTERS, INC.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)


                                                     December 31
                                                     -----------
                                                        1998
                                                        ----
Assets:
  Properties, net                                    $ 572,149
  Other assets                                          73,046
                                                     ---------
                                                     $ 645,195
                                                     =========

Liabilities and partners' accumulated
  deficiency in assets:
    Debt                                             $ 825,927
    Capital lease obligations                            5,187
    Other liabilities                                   47,622
    TRG's accumulated deficiency in assets            (103,545)
    Unconsolidated Joint Venture Partners'
       accumulated deficiency in assets               (129,996)
                                                     ---------
                                                     $ 645,195
                                                     =========

TRG's accumulated deficiency in assets (above)       $(103,545)
Elimination of intercompany profit                      (4,846)
TCO's additional basis                                 206,741
                                                     ---------
Investment in Unconsolidated Joint Ventures          $  98,350
                                                     =========


                                                     Year Ended
                                                     ----------
                                                  December 31, 1998
                                                  -----------------

Revenues                                             $ 286,287
                                                     ---------
Recoverable and other operating expenses             $ 101,277
Interest expense                                        69,389
Depreciation and amortization                           32,466
                                                     ---------
Total operating costs                                $ 203,132
                                                     ---------
Income before extraordinary item                     $  83,155
Extraordinary item                                      (1,913)
                                                     ---------
Net income                                           $  81,242
                                                     =========

Net income allocable to TRG                          $  42,322
Extraordinary item allocable to TRG                        957
Realized intercompany profit                             7,205
Depreciation of TCO's additional basis                  (4,057)
                                                     ---------
Equity in income before extraordinary item
  of Unconsolidated Joint Ventures                   $  46,427
                                                     =========

Beneficial interest in Unconsolidated
  Joint Ventures' operations:
    Revenues less recoverable and other
      operating expenses                             $ 104,257
    Interest expense                                   (37,118)
    Depreciation and amortization                      (20,712)
                                                     ---------
    Income before extraordinary item                 $  46,427
                                                     =========

                              TAUBMAN CENTERS, INC.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)


Note 5 - Properties

  Properties at December 31, 1998 are summarized as follows:

Land                                               $  102,901
Buildings, improvements and equipment               1,142,466
Construction in process                               199,561
Development pre-construction costs                     28,512
                                                    ---------
                                                   $1,473,440
Accumulated depreciation and amortization            (164,798)
                                                   ----------
                                                   $1,308,642
                                                   ==========


  Depreciation expense for 1998 was $50.8 million. Construction in process includes costs related to the construction of new centers, and expansions and other improvements at various existing centers. The charge to operations in 1998 for costs of potentially unsuccessful pre-development activities was $7.3 million. During 1998, non-cash additions to properties of $54.9 million were recorded, representing accrued costs of new centers and development projects.


Note 6 - Deferred Charges and Other Assets

  Deferred charges and other assets at December 31, 1998 are summarized as follows:

Leasing                                               $ 21,164
Accumulated amortization                               (10,349)
                                                      --------
                                                      $ 10,815
Deferred financing costs, net                           10,248
Other, net                                               6,076
                                                      --------
                                                      $ 27,139
                                                      ========

Note 7 - Debt

Unsecured Notes Payable

  Unsecured notes payable at December 31, 1998 consist of the following:

Notes payable to banks:
  Bridge loan, interest at LIBOR plus 1.30%,
     maturing June 1999 (Note 15)                     $340,000
  Construction facility, maximum borrowing
     available of $210 million, interest at
     LIBOR plus 0.90%, maturing December 2001
     (Note 15)                                         170,100
  Line of credit, maximum borrowing available
     of $40 million, interest based on a
     variable bank borrowing rate, 6.25% at
     December 31, 1998, maturing August 1999            15,450
  Other                                                  6,396
                                                      --------
Total Unsecured Notes Payable                         $531,946
                                                      ========

  Proceeds from the $210 million construction facility were used to make contributions to Taubman Auburn Hills Associates Limited Partnership, a consolidated 80% owned venture, to finance the construction of Great Lakes Crossing. The Company is entitled to preferred distributions on these contributions at a rate of prime plus 1.5%. The preferred distributions will be paid from available cash as defined in the partnership agreement.

                              TAUBMAN CENTERS, INC.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)


  A $200 million unsecured line of credit facility with interest at LIBOR plus 1.15% maturing in September 2001 is available for general purposes. The facility will convert to secured debt in June 1999 upon repayment of the bridge loan. There was no balance outstanding on this line at December 31, 1998.

  Certain loan and facility agreements contain various restrictive covenants including limitations on net worth, minimum debt service and fixed charges coverage ratios, a maximum payout ratio on distributions, and a minimum debt yield ratio, the latter being the most restrictive. The Company is in compliance with all covenants.

Mortgage Notes Payable

  Mortgage notes payable at December 31, 1998 consist of the following:

                                                                     Balance Due
Center                 Balance     Interest Rate     Maturity Date   on Maturity
------                 -------     -------------     -------------   -----------

Beverly Center        $146,000          8.36%          07/15/04         $146,000
MacArthur Center        94,589        Floating         10/27/00           94,589
Assessment bonds
  payable                2,763         Various          Various                0
                      --------
                      $243,352
                      ========

  Mortgage debt is collateralized by properties with a net book value of $289.5 million as of December 31, 1998. The assessment bonds payable are due in monthly installments with maturities at various dates through 2008, and fixed interest rates between 5.4% and 6.5%.

  In October 1997, the Operating Partnership closed on a three-year, $150 million construction facility for MacArthur Center, which is owned by a consolidated 70% owned venture. The loan bears interest at one month LIBOR plus 1.2%. Under the facility agreement the maturity date may be extended for two years (Note 15). The payment of principal and interest is guaranteed by the Operating Partnership. The loan agreement provides for the reduction of the amount guaranteed as certain center performance and valuation criteria are met.

  The following table presents scheduled principal payments on mortgage debt, as of December 31, 1998.


                     1999                $   233
                     2000                 94,834
                     2001                    262
                     2002                    280
                     2003                    296
                     Thereafter          147,447

                              TAUBMAN CENTERS, INC.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)


Interest Expense

   Interest paid in 1998, net of amounts capitalized of $18.2 million, approximated $76.1 million.

Extraordinary Items

   During 1998, the Company recognized extraordinary charges of $50.8 million relating to the extinguishment of debt, including debt extinguished in connection with the GMPT Exchange (Note 2). The charges consisted primarily of prepayment premiums. During 1996, the Company recognized an extraordinary charge of $0.4 million relating to the extinguishment of debt at an Unconsolidated Joint Venture.

Interest Rate Hedging Instruments

   The Company enters into interest rate agreements to reduce its exposure to changes in the cost of its floating rate debt. The derivative agreements generally match the notional amounts, reset dates and rate bases of the hedged debt to assure the effectiveness of the derivatives in reducing interest rate risk. As of December 31, 1998, the following interest rate cap agreements were outstanding:

                                 Frequency
          Notional     LIBOR     of Rate
           Amount     Cap Rate    Resets                      Term
           ------     --------    ------     -----------------------------------

          $200,000      7.0%      Monthly    December 1997 through December 1999
           200,000      6.0%      Monthly    December 1998 through May 1999


  In September 1998, the Company entered into treasury lock agreements with a notional amount of $200 million at approximately 5%, plus credit spread. In October 1998, the Company effectively closed out its position in the treasury locks at a cost of approximately $4 million, which will be amortized over the term of the anticipated loan (Note 15).

  The Company is exposed to credit risk in the event of nonperformance by the counterparties to its interest rate cap agreements, but has no off-balance sheet risk of loss. The Company anticipates that its counterparties will fully perform their obligations under the agreements.

Fair Value of Financial Instruments Related to Debt

  The estimated fair values of financial instruments at December 31, 1998 are as follows:

                                        Carrying        Fair
                                         Value          Value
                                        --------      --------

    Unsecured notes payable             $531,946      $532,043
    Mortgage notes payable               243,352       254,156
    Interest rate instruments -
      in a receivable position               319             5

Beneficial Interest in Debt and Interest Expense

     The Operating Partnership's beneficial interest in the debt, capital lease obligations, capitalized interest, and interest expense of its consolidated subsidiaries and its Unconsolidated Joint Ventures is summarized in the following table. The Operating Partnership's beneficial interest excludes the 30% minority interest in the debt outstanding on the MacArthur Center construction facility.

                              TAUBMAN CENTERS, INC.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)


                                   Unconsolidated       Share
                                   Joint           of Unconsolidated   Consolidated      Beneficial
                                   Ventures         Joint Ventures     Subsidiaries      Interest
                                   --------         --------------     ------------      --------

As of December 31, 1998:
   Debt                            $825,927           $439,271         $775,298          $1,186,192
   Capital lease obligations          5,187              2,858                                2,858

For Year Ended December 31, 1998:
   Capitalized interest            $  2,466           $  1,062         $ 18,192          $   17,610
   Interest expense                  69,389             37,118           75,809             112,927

Note 8 - Leases

Operating Leases

  Shopping center space is leased to tenants and certain anchors pursuant to lease agreements. Tenant leases typically provide for guaranteed minimum rent, percentage rent and other charges to cover certain operating costs. Future minimum rent under operating leases in effect at December 31, 1998 for operating centers, assuming no new or renegotiated leases or option extensions on anchor agreements, is summarized as follows:

                       1999             $ 125,488
                       2000               117,145
                       2001               110,613
                       2002               103,009
                       2003                91,875
                       Thereafter         321,481

  Certain shopping centers, as lessees, have ground leases expiring at various dates through the year 2065. In addition, the Company leases its office facilities. Rental payments under ground and office leases were $8.9 million in 1998. Included in this amount is related party office rental payments of $2.8 million.

  The following is a schedule of future minimum rental payments required under operating leases.

                       1999             $   6,467
                       2000                 6,270
                       2001                 5,974
                       2002                 5,805
                       2003                 5,698
                       Thereafter         139,847

  The table above includes $2.6 million, $2.6 million, $2.7 million, $2.8 million, $2.8 million and $3.7 million of related party amounts in 1999, 2000, 2001, 2002, 2003, and thereafter.

Memorial City Mall Lease

  In November 1996, the Operating Partnership entered into an agreement to lease Memorial City Mall, located in Houston, Texas. The lease of this unencumbered property grants the Operating Partnership the exclusive right to manage, lease and operate the property. The annual rent is initially $7 million. The Operating Partnership has the option to terminate the lease after the third full lease year by paying $2 million to the lessor. Accordingly, the lease will be accounted for as an operating lease during the option period. The Operating Partnership is using this option period to evaluate the redevelopment opportunities of the center.

                              TAUBMAN CENTERS, INC.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)


  If the Operating Partnership does not exercise its option to terminate the lease at the end of the third full lease year, the lease continues for another 52 years and provides for increases in rent every ten years based on 75% of the increase in the Consumer Price Index between 1996 and the then current year. Under the terms of the lease, the Operating Partnership has agreed to invest a minimum of $3 million during the three year option period. If the redevelopment proceeds, the Operating Partnership is required to invest an additional $22 million in property expenditures not recoverable from tenants during the first 10 years of the lease term.


Note 9 - Transactions with Affiliates

  The revenue from management, leasing and development services includes $3.2 million from transactions with affiliates. Accounts receivable from related parties includes amounts related to reimbursement of third-party (non-affiliated) costs.

     During 1997, the Operating Partnership acquired an option from a related party to purchase certain real estate on which the Operating Partnership may develop a shopping center. The option agreement requires option payments of $150,000 during each of the first five years, $400,000 in the sixth year, and $500,000 in the seventh year. If the Operating Partnership exercises the option, the purchase price for the property will be between $5 million and $10 million, depending upon the year of purchase. While the optionor will have no interest in the shopping center itself, the optionor may, under certain circumstances, participate in the proceeds from the Operating Partnership's future sales, if any, of the peripheral land contiguous to the shopping center.

  Other related party transactions are described in Notes 8 and 10.


Note 10 - The Manager

  The Taubman Company Limited Partnership (the Manager), which is 99% beneficially owned by the Operating Partnership, provides property management, leasing, development and other administrative services to the Company, the shopping centers, and Taubman affiliates. In addition, the Manager provides services to centers transferred to GMPT under management agreements that expire December 31, 1999. The management agreements are cancelable with 90 days notice.

  The Manager has a voluntary retirement savings plan established in 1983 and amended and restated effective January 1, 1994 (the Plan). The Plan is qualified in accordance with Section 401(k) of the Internal Revenue Code (the Code). The Manager contributes an amount equal to 2% of the qualified wages of all qualified employees and matches employee contributions in excess of 2% up to 7% of qualified wages. In addition, the Manager may make discretionary contributions within the limits prescribed by the Plan and imposed in the Code. Costs relating to the Plan were $1.7 million in 1998.

  The Operating Partnership has an incentive option plan for employees of the Manager. Currently, options for 8.0 million Operating Partnership units may be issued under the plan, including options outstanding for 6.8 million units. Incentive options generally become exercisable to the extent of one-third of the units on each of the third, fourth, and fifth anniversaries of the date of grant. Options expire ten years from the date of grant. The Operating Partnership's units issued in connection with the incentive option plan are exchangeable for shares of the Company's common stock under the Continuing Offer (Note 12).

                              TAUBMAN CENTERS, INC.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)


  A summary of the status of the plan as of December 31, 1998 and changes during 1998 is presented below:

                                                  Weighted-Average
                                                   Exercise Price
              Options                 Units          Per Unit
              -------                 -----          --------

         Outstanding at
           beginning of year       7,023,605         $11.22
         Exercised                  (214,636)         11.07
         Canceled                     (3,951)         10.52
                                   ---------
         Outstanding at
           end of year             6,805,018          11.22
                                   =========
         Options vested
           at year end             6,022,730          11.28
                                   =========

  Options outstanding at December 31, 1998 have a remaining weighted-average contractual life of 4.4 years and range in exercise price from $9.39 to $13.89. There were no grants in 1998.

  The Company applies APB Opinion 25 and related Interpretations in accounting for the plan. The exercise price of all options outstanding granted under the plan was equal to market value on the date of grant. Accordingly, no compensation expense has been recognized for the plan. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of FAS Statement 123, the pro forma effect on the Company's earnings and earnings per share would not have been material.

  Effective January 1, 1996, the Manager adopted The Taubman Company Long-Term Performance Compensation Plan. Annually, eligible employees will be granted contingent notional Operating Partnership units, the ultimate number of which will be based on the employee's performance. These awards, which will vest on the third anniversary of the date of grant, will also accrue distribution equivalents in the form of additional notional units each time the Operating Partnership makes a distribution to its partners. Upon vesting, additional notional units may be granted based on the performance of the employee and the Manager and/or the Operating Partnership. The awards will be paid to the employee in cash upon vesting, based on the value of the Operating Partnership's units of partnership interest, unless the employee elects to defer payment as provided in the plan. The cost of this plan was approximately $6.6 million for 1998.

Note 11 - Preferred Stock

  The 8.3% Series A Preferred Stock has no stated maturity, sinking fund or mandatory redemption and is not convertible into any other securities of the Company. The Series A Preferred Stock has a liquidation preference of $200 million ($25 per share). Dividends are cumulative and accrue at an annual rate of 8.3% from the date of the original issuance, October 3, 1997, and are payable in arrears on or before the last day of each calendar quarter. The 1998 accrued dividends were paid in 1998. The Series A Preferred Stock can be redeemed by the Company beginning in October 2002 at $25 per share plus any accrued dividends. The redemption price can be paid solely out of the sale of capital stock of the Company.

  In connection with the GMPT Exchange, the Company became obligated to issue to the Minority Interest, upon subscription, one share of Series B Non-Participating Convertible Preferred Stock (Series B Preferred Stock) for each of the Operating Partnership units held by the Minority Interest. Each share of Series B Preferred Stock entitles the holder to one vote on all matters submitted to the Company's shareholders. The holders of Series B Preferred Stock, voting as a class, have the right to designate up to four nominees for election as directors of the Company. On all other matters, including the election of directors, the holders of Series B Preferred Stock will vote with the holders of common stock. The holders of Series B Preferred Stock are not entitled to dividends or earnings. Under certain circumstances, the Series B Preferred Stock is convertible into common stock at a ratio of 14,000 shares of Series B Preferred Stock for one share of common stock.

                              TAUBMAN CENTERS, INC.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)


Note 12 - Commitments and Contingencies

  At the time of the Company's initial public offering (IPO) and acquisition of its partnership interest in the Operating Partnership, the Company entered into an agreement with A. Alfred Taubman, who owns an interest in the Operating Partnership, whereby he has the annual right to tender to the Company Operating Partnership units (provided that the aggregate value is at least $50 million) and cause the Company to purchase the tendered interests at a purchase price based on a market valuation of the Company on the trading date immediately preceding the date of the tender (the Cash Tender Agreement). The Company will have the option to pay for these interests from available cash, borrowed funds or from the proceeds of an offering of the Company's common stock. Generally, the Company expects to finance these purchases through the sale of new shares of its stock. The tendering partner will bear all market risk if the market price at closing is less than the purchase price and will bear the costs of sale. Any proceeds of the offering in excess of the purchase price will be for the sole benefit of the Company. At A. Alfred Taubman's election, his family and Robert
C. Larson and his family may participate in tenders.

  Based on a market value at December 31, 1998 of $13.75 per common share, the aggregate value of partnership interests in the Operating Partnership which may be tendered under the Cash Tender Agreement was approximately $332 million at December 31, 1998. The purchase of these interests at December 31, 1998 would have resulted in the Company owning an additional 29% interest in the Operating Partnership.

  The Company has made a continuing, irrevocable offer to all present holders (other than certain excluded holders, including A. Alfred Taubman), assignees of all present holders, those future holders of partnership interests in the Operating Partnership as the Company may, in its sole discretion, agree to include in the continuing offer, and all existing and future optionees under the Operating Partnership's incentive option plan (Note 10) to exchange shares of common stock for partnership interests in the Operating Partnership (the
Continuing Offer). Under the Continuing Offer agreement, one unit of the Operating Partnership interest is exchangeable for one share of the Company's common stock.

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

  The Company is currently involved in certain litigation arising in the ordinary course of business. Management believes that this litigation will not have a material adverse effect on the Company's financial statements.

Note 13 - Earnings Per Share

  Basic earnings per common share are calculated by dividing earnings available to common shareowners by the average number of common shares outstanding during each period. For diluted earnings per common share, the Company's ownership interest in the Operating Partnership (and therefore earnings) are adjusted assuming the exercise of all options for units of partnership interest under the Operating Partnership's incentive option plan having exercise prices less than the average market value of the units using the treasury stock method. For the years ended December 31, 1998, 1997 and 1996, options for 0.3 million, 0.4 million and 1.0 million units of partnership interest with average exercise prices of $13.81, $13.58 and $12.64, respectively, were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price for the period calculated.

                              TAUBMAN CENTERS, INC.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)



                                                    Year Ended December 31
                                           ------------------------------------
                                             1998           1997          1996
                                           ------------------------------------
                                            (in thousands, except share data)
Income before extraordinary items
  allocable to common shareowners
  (Numerator):
   Net income (loss) available to
     common shareowners                    $(2,980)       $24,604       $20,286
   Common shareowners'share of
     extraordinary items                    20,066                          444
                                           -------        -------       -------
  Basic income before extraordinary
     items                                 $17,086        $24,604       $20,730
  Effect of dilutive options                  (256)          (241)          (37)
                                           -------        -------       -------
  Diluted income before extraordinary
     items                                 $16,830        $24,363       $20,693
                                           =======        =======       =======
Shares (Denominator) - basic and
     diluted                            52,223,399     50,737,333    44,444,833
                                        ==========     ==========    ==========

Income before extraordinary items
     per common share:
    Basic                                   $ 0.33         $ 0.48         $0.47
                                            ======         ======         =====
    Diluted                                 $ 0.32         $ 0.48         $0.47
                                            ======         ======         =====

Extraordinary items per common share -
     basic and diluted                      $(0.38)                      $(0.01)
                                            ======                       ======

Note 14 - Quarterly Financial Data (Unaudited)

  The following is a summary of quarterly results of operations for 1998 and 1997.

                                                             1998
                                           -------------------------------------------------
                                              First        Second         Third      Fourth
                                             Quarter       Quarter       Quarter     Quarter
                                           -------------------------------------------------
                                               (in thousands, except share data)

Revenues                                    $87,202       $92,103        $90,968    $63,680
Equity in income of Unconsolidated
     Joint Ventures                          11,730        10,946         12,836     10,915
Income before extraordinary items and
     minority interest                       21,087        20,514         11,494     17,308
Net income (loss)                             8,900         9,046        (14,126)     9,800
Series A preferred dividends                 (4,150)       (4,150)        (4,150)    (4,150)
Net income (loss) available to common
     shareowners                              4,750         4,896        (18,276)     5,650
Basic earnings per common share:
   Income before extraordinary items          $0.10         $0.09          $0.03      $0.11
   Net income (loss)                           0.09          0.09          (0.35)      0.11
Diluted earnings per common share:
   Income before extraordinary items          $0.10         $0.09          $0.03      $0.10
   Net income (loss)                           0.09          0.09          (0.34)      0.10




                              TAUBMAN CENTERS, INC.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)


                                                               1997
                                              --------------------------------
                                               First   Second   Third  Fourth
                                              Quarter  Quarter Quarter Quarter
                                              --------------------------------
                                              (in thousands, except share data)

Income before extraordinary item from
  Investment in TRG                         $ 6,606  $ 6,088 $ 6,408 $ 10,246
Income before extraordinary item              6,425    5,914   6,214   10,109
Net income                                    6,425    5,914   6,214   10,109
Series A preferred dividends                                           (4,058)
Net income available to common shareowners    6,425    5,914   6,214    6,051
Basic and diluted earnings per common share:
  Income before extraordinary item           $ 0.13   $ 0.12  $ 0.12   $ 0.12
  Net income                                   0.13     0.12    0.12     0.12


Note 15 - Subsequent Events

  In February 1999, an application was completed for a secured, ten-year financing of $270 million with an all- in rate of approximately 6.9% on The Mall at Short Hills. The financing is expected to close by the end of the first quarter of 1999; the Company intends to use the proceeds to pay down its bridge loan, which matures on June 21, 1999.

  The Company is in the process of finalizing a three-year $170 million facility secured by Great Lakes Crossing. The loan agreement will provide for an option to extend the maturity date one year. The loan will bear interest at one month LIBOR plus 1.50%. Proceeds from the loan will be used to repay the balance of the existing construction facility. Payment of principal and interest will be guaranteed by the Operating Partnership. The loan agreement will provide for a reduction of the interest rate and the amount guaranteed as certain center performance and valuation criteria are met.

  In addition, the Company is finalizing an amendment to the MacArthur construction facility. The total availability under the facility will be $120 million with interest at one month LIBOR plus 1.35%.


                               TAUBMAN CENTERS, INC.                                                               Schedule II
                        Valuation and Qualifying Accounts
                      For the year ended December 31, 1998
                                 (in thousands)



                                                                   Additions
                                                           --------------------------
                                           Balance at      Charged to      Charged to                                   Balance
                                           beginning       costs and         other                                       at end
                                            of year        expenses         accounts    Write-offs   Transfers, net      of year
                                            -------        --------         --------    -----------  --------------     --------



Year ended December 31, 1998:
  Allowance for doubtful receivables       $    0          1,207               0        (1,221)          347            $ 333 (1)
                                           ======          =====           =====        ======          ====            =====



(1) On September 30, 1998, the Company obtained a majority and controlling interest in TRG as a result of the GMPT Exchange. Upon obtaining this controlling interest, the Company consolidated the financial position of TRG. The Company previously accounted for its investment in TRG under the equity method.



                                  TAUBMAN CENTERS, INC.                                                            Schedule III
                         REAL ESTATE AND ACCUMULATED DEPRECIATION
                                     December 31, 1998
                                      (in thousands)

                                                                                     Gross Amount at Which
                                             Initial Cost                           Carried at Close of Period
                                             to Company           Cost             ----------------------------
                                          ---------------------   Capitalized                             Accumulated        Total
                                                  Buildings and   Subsequent                              Depreciation     Cost Net
                                          Land    Improvements    to Acquisition Land     BI&E    Total       (A/D)          of A/D
                                          ----    ------------    -------------- ----     ----    ----    ------------     --------


Shopping Centers:
 Beverly Center, Los Angeles, CA          $     0      $210,902       $22,539       $  0  $233,441   $233,441  $57,049     $176,392
 Biltmore, Phoenix, AZ                     19,120       103,657        10,642     19,120   114,299    133,419   13,491      119,928
 Fairlane Town Center, Dearborn, MI        16,888       105,142         1,436     16,888   106,578    123,466   14,176      109,290
 Great Lakes Crossing, Auburn Hills, MI    15,660       196,633             0     15,660   196,633    212,293    1,566      210,727
 La Cumbre Plaza, Santa Barbara, CA             0        27,856           304          0    28,160     28,160    1,947       26,213
 Paseo Nuevo, Santa Barbara, CA                 0        39,163           775          0    39,938     39,938    3,343       36,595
 Regency Square, Richmond, VA              18,635       103,062           (21)    18,635   103,041    121,676    5,275      116,401
 The Mall at Short Hills, Short Hills, NJ  25,306       172,533       119,773     25,306   292,306    317,612   47,661      269,951
Other:
 Manager's Office Facilities                    0             0        26,945          0    26,945     26,945   20,059        6,886
 Peripheral Land                            7,292             0             5      7,292         5      7,297        0        7,297
 Construction in Process and
  Development Pre-construction Costs            0       218,250         9,823          0   228,073    228,073        0      228,073
 Other                                          0         1,120             0          0     1,120      1,120      231          889
                                         --------    ----------      --------   -------- ---------- ----------  --------  ----------
TOTAL                                    $102,901    $1,178,318      $192,221   $102,901 $1,370,539 $1,473,440  $164,798  $1,308,642
                                         ========    ==========      ========   ======== ========== ==========  ========  ==========


                                                                               Date of
                                                                               Completion of
                                                                               Construction or     Depreciable
                                                            Encumbrances       Acquisition         Life
                                                            ------------       ---------------     -----------
Shopping Centers:
 Beverly Center, Los Angeles, CA                              $146,000              1982            40 Years
 Biltmore, Phoenix, AZ                                           2,763              1994            40 Years
 Fairlane Town Center, Dearborn, MI                                  0              1996            40 Years
 Great Lakes Crossing, Auburn Hills, MI                              0              1998            50 Years
 La Cumbre Plaza, Santa Barbara, CA                                  0              1996            40 Years
 Paseo Nuevo, Santa Barbara, CA                                      0              1996            40 Years
 Regency Square, Richmond, VA                                        0              1997            40 Years
 The Mall at Short Hills, Short Hills, NJ                            0              1980            40 Years
Other:
 Manager's Office Facilities                                         0
 Peripheral Land                                                     0
 Construction in Process and
 Development Pre-construction Costs                             94,589
Other                                                                0
                                                              --------
TOTAL                                                         $243,352
                                                              ========

The changes in total real estate assets and accumulated depreciation for the year ended December 31, 1998 are as follows:

                                             Total
                                             Real Estate                                  Accumulated
                                              Assets                                      Depreciation
                                              ------                                      ------------


    Balance, beginning of year               $    0         Balance, beginning of year      $      0
     New development and improvements       349,234         Depreciation for year            (57,376)
     Disposals                               (3,527)        Disposals                          1,263
     Transfers In, net                    1,127,733         Transfers In                    (108,685)
                                         ----------                                       ----------
    Balance, end of year                 $1,473,440 (1)     Balance, end of year          $ (164,798)(1)
                                         ==========                                       ==========



(1)On  September  30,  1998,  the Company  obtained a majority  and  controlling interest in the Operating Partnership as a result of the GMPT Exchange.  Upon obtaining this controlling interest, the Company consolidated the accounts of
   the  Operating   Partnership.   The  Company  previously  accounted  for  its
   investment in the Operating Partnership under the equity method.


            UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                               LIMITED PARTNERSHIP
              (a consolidated subsidiary of Taubman Centers, Inc.)


                          COMBINED FINANCIAL STATEMENTS
                      AS OF DECEMBER 31, 1998 AND 1997 AND
          FOR EACH OF THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                         INDEPENDENT AUDITORS' REPORT




Board of Directors and Shareowners
Taubman Centers, Inc.

  We have audited the accompanying combined balance sheets of Unconsolidated Joint Ventures of The Taubman Realty Group Limited Partnership (the "Partnership") (a consolidated subsidiary of Taubman Centers, Inc.) as of December 31, 1998 and 1997, and the related combined statements of operations, accumulated deficiency in assets, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

  In our opinion, such combined financial statements present fairly, in all material respects, the combined financial position of Unconsolidated Joint Ventures of The Taubman Realty Group Limited Partnership as of December 31, 1998 and 1997, and the combined results of their operations and their combined cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic combined financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.





DELOITTE & TOUCHE LLP

Detroit, Michigan
February 16, 1999

           UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                              LIMITED PARTNERSHIP

                            COMBINED BALANCE SHEET
                                (in thousands)





                                                        December 31
                                                        -----------
                                                     1998        1997
                                                     ----        ----
Assets:
  Properties (Notes 2, 4 and 6)                   $ 769,665   $ 829,640
    Accumulated depreciation and amortization       197,516     205,659
                                                  ---------   ---------
                                                  $ 572,149   $ 623,981

  Cash and cash equivalents                          29,828      36,875
  Accounts and notes receivable, less allowance
    for doubtful accounts of $255 and $314
    in 1998 and 1997                                  7,521       8,531
  Note receivable from Joint Venture Partner
    (Note 6)                                            964       1,294
  Deferred charges and other assets (Notes 3
     and 6)                                          34,733      37,697
                                                  ---------   ---------
                                                  $ 645,195   $ 708,378
                                                  =========   =========


Liabilities:
  Mortgage notes payable (Note 4)                 $ 824,826   $ 874,472
  Other notes payable (Note 4)                        1,101         884
  Capital lease obligations (Note 5)                  5,187       6,509
  Accounts payable and other liabilities             47,622      94,801
                                                  ---------   ---------
                                                  $ 878,736   $ 976,666

Commitments (Note 5)


Accumulated deficiency in assets:
  TRG                                            $(103,545)  $(133,680)
  Joint Venture Partners                          (129,996)   (134,608)
                                                 ---------   ---------
                                                 $(233,541)  $(268,288)
                                                 ---------   ---------
                                                 $ 645,195   $ 708,378
                                                 =========   =========




                      See notes to financial statements.

           UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                              LIMITED PARTNERSHIP

                       COMBINED STATEMENT OF OPERATIONS
                                (in thousands)




                                                    Year Ended December 31
                                                -----------------------------
                                                 1998       1997       1996
                                                 ----       ----       ----
Revenues:
  Minimum rents                                $175,674  $155,912    $157,212
  Percentage rents                                4,171     3,057       3,951
  Expense recoveries                             97,994    89,653      95,244
  Other                                           8,448    10,013       8,930
                                               --------  --------    --------
                                               $286,287  $258,635    $265,337
                                               --------  --------    --------

Operating costs:
  Recoverable expenses (Note 6)                $ 82,595  $ 76,493    $ 81,799
  Other operating (Note 6)                       18,682    17,638      18,365
  Interest expense (Note 4)                      69,389    54,018      52,994
  Depreciation and amortization                  32,466    24,180      23,837
                                               --------  --------    --------
                                               $203,132  $172,329    $176,995
                                               --------  --------    --------

Income before extraordinary item               $ 83,155  $ 86,306    $ 88,342
Extraordinary item (Note 4)                      (1,913)
                                               --------  --------    --------
Net income                                     $ 81,242  $ 86,306    $ 88,342
                                               ========  ========    ========

Allocation of net income:
Attributable to TRG                            $ 42,322  $ 46,857    $ 47,413
Attributable to Joint Venture Partners           38,920    39,449      40,929
                                               --------  --------    --------
                                               $ 81,242  $ 86,306    $ 88,342
                                               ========  ========    ========



                      See notes to financial statements.

           UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                              LIMITED PARTNERSHIP

            COMBINED STATEMENT OF  ACCUMULATED  DEFICIENCY IN ASSETS
                  Years ended December 31, 1998, 1997 and 1996
                                 (in thousands)




                                                     Joint Venture
                                              TRG        Partners       Total
                                              ---        --------       -----

Balance, January 1, 1996                  $(150,117)   $(157,760)    $(307,877)
Cash contributions                           14,457       24,958        39,415
Non-cash contributions (Note 1)               4,797        8,050        12,847
Cash distributions                          (55,146)     (51,154)     (106,300)
TRG purchase of Fairlane interest (Note 1)    3,610       10,831        14,441
Net income                                   47,413       40,929        88,342
                                          ---------    ---------     ---------
Balance, December 31, 1996                $(134,986)   $(124,146)    $(259,132)
Cash contributions                           18,822        9,800        28,622
Cash distributions                          (64,373)     (59,711)     (124,084)
Net income                                   46,857       39,449        86,306
                                          ---------    ---------     ---------
Balance, December 31, 1997                $(133,680)   $(134,608)    $(268,288)
Cash contributions                           33,322        4,900        38,222
Cash distributions                          (90,263)     (83,934)     (174,197)
Transferred center (Note 1)                  44,754       44,726        89,480
Net income                                   42,322       38,920        81,242
                                          ---------    ---------     ---------
Balance, December 31, 1998                $(103,545)   $(129,996)    $(233,541)
                                          =========    =========     =========

                      See notes to financial statements.

           UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                              LIMITED PARTNERSHIP

                       COMBINED STATEMENT OF CASH FLOWS
                                (in thousands)


                                                      Year Ended December 31
                                                   ----------------------------
                                                      1998       1997      1996
                                                      ----       ----      ----

Cash Flows From Operating Activities:
    Income before extraordinary item                $83,155  $ 86,306  $ 88,342
    Adjustments to reconcile income before
     extraordinary item to net cash provided
     by operating activities:
       Depreciation and amortization                 32,466    24,180    23,837
       Provision for losses on accounts receivable    1,119       697     1,303
       Gains on sales of land                        (1,090)   (2,748)
       Other                                          3,908     3,806     2,922
       Increase(decrease)in cash attributable to
         changes in assets and liabilities:
           Receivables, deferred charges and other
             assets                                  (7,109)   (7,760)   (1,821)
           Accounts payable and other liabilities   (22,042)   43,110     4,841
                                                    -------  --------  --------
Net Cash Provided By Operating Activities           $90,407  $147,591  $119,424
                                                    -------  --------  --------

Cash Flows From Investing Activities:
    Additions to properties                        $(64,455)$(190,188) $(97,137)
    Restricted cash for expansion                      (224)              1,309
    Proceeds from sales of land                       1,590     3,452
                                                   -------- ---------  --------
Net Cash Used In Investing Activities              $(63,089)$(186,736) $(95,828)
                                                   -------- ---------  --------

Cash Flows From Financing Activities:
    Debt proceeds                                  $164,710 $ 158,255  $ 20,529
    Debt payments                                    (4,489)   (8,267)   (2,670)
    Extinguishment of debt                          (40,741)
    Debt issuance costs                              (7,619)   (4,420)
    Cash contributions from partners                 38,222    28,622    39,415
    Cash distributions to partners                 (174,197) (124,084) (106,300)
                                                   --------  --------  --------
Net Cash Provided By (Used In) Financing
    Activities                                     $(24,114) $ 50,106  $(49,026)
                                                   --------  --------  --------

Net Increase (Decrease) In Cash                   $   3,204  $ 10,961  $(25,430)

Cash and Cash Equivalents at Beginning of Year       36,875    25,914    51,344

Effect of transferred center in connection
    with the GMPT Exchange (Note 1)                 (10,251)
                                                  ---------  --------  --------

Cash and Cash Equivalents at End of Year          $  29,828  $ 36,875  $ 25,914
                                                  =========  ========  ========




                      See notes to financial statements.

           UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                              LIMITED PARTNERSHIP

                    NOTES TO COMBINED FINANCIAL STATEMENTS
                      Three Years Ended December 31, 1998

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

  The Taubman Realty Group Limited Partnership (TRG), a consolidated subsidiary of Taubman Centers, Inc., engages in the ownership, management, leasing, acquisition, development and expansion of regional retail shopping centers and interests therein. TRG has engaged the Manager (The Taubman Company Limited Partnership, which is approximately 99% beneficially owned by TRG) to provide property management and leasing services for the shopping centers and to provide corporate, development, and acquisition services. For financial statement reporting purposes, the accounts of shopping centers that are not controlled and that are owned through joint ventures with third parties (Unconsolidated Joint Ventures) have been combined in these financial statements. Generally, net profits and losses of the Unconsolidated Joint Ventures are allocated to TRG and the outside partners (Joint Venture Partners) in accordance with their ownership percentages.

  Dollar amounts presented in tables within the notes to the combined financial statements are stated in thousands.

Investments in Unconsolidated Joint Ventures

  TRG's interest in each of the Unconsolidated Joint Ventures at December 31, 1998, is as follows:

                                                                        TRG's %
     Unconsolidated Joint Venture       Shopping Center               Ownership
     ----------------------------       ---------------               ---------

     Arizona Mills, L.L.C.              Arizona Mills                     37%
     Fairfax Company of Virginia L.L.C. Fair Oaks                         50
     Lakeside Mall Limited Partnership  Lakeside                          50
     Rich-Taubman Associates            Stamford Town Center              50
     Taubman-Cherry Creek
       Limited Partnership              Cherry Creek                      50
     Twelve Oaks Mall
       Limited Partnership              Twelve Oaks Mall                  50
     West Farms Associates              Westfarms                         79
     Woodland                           Woodland                          50

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

           UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                              LIMITED PARTNERSHIP
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (Continued)


     On September 30, 1998, TRG completed a transaction which included the transfer of interests in nine consolidated shopping centers and one Unconsolidated Joint Venture (the GMPT Exchange). The accounts of Woodfield Associates (Woodfield), a 50% owned Unconsolidated Joint Venture that was transferred, are included in these combined financial statements through September 30, 1998. On the date of the GMPT Exchange, the book values of Woodfield's assets and liabilities were approximately $107.4 million and $196.9 million, respectively.

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

Revenue Recognition

  Shopping center space is generally leased to specialty retail tenants under short and intermediate term leases which are accounted for as operating leases. Minimum rents are generally recognized on an accrual basis as earned, the result of which does not differ materially from a straight-line method. Percentage rent is accrued when lessees' specified sales targets have been met or achievement of the sales targets is probable. The effect on 1998 income of recognizing percentage rent only after specified sales targets have been achieved rather than the Joint Ventures' method of recognition is immaterial. Expense recoveries, which include an administrative fee, are recognized as revenue in the period applicable costs are chargeable to tenants.

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

           UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                              LIMITED PARTNERSHIP
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (Continued)


Interest Rate Hedging Agreements

  Premiums paid for interest rate caps are amortized to interest expense over the terms of the cap agreements. Amounts received under the cap agreements are accounted for on an accrual basis, and recognized as a reduction of interest expense. The differential to be paid or received on swap agreements is accounted for on an accrual basis and recognized as an adjustment to interest expense. Amounts paid or received under treasury lock agreements are amortized to interest expense over the term of the related debt agreement.

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

           UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                              LIMITED PARTNERSHIP
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (Continued)


Note 2 - Properties

  Properties at December 31, 1998 and 1997, are summarized as follows:

                                                1998        1997
                                                ----        ----

   Land                                      $  42,444   $  48,338
   Buildings, improvements and equipment       705,529     753,859
   Construction in process                      21,692      27,443
                                             ---------   ---------
                                              $769,665    $829,640
                                             =========   =========

     Depreciation expense for 1998, 1997 and 1996 was $26.7 million, $18.7 million and $18.0 million. Construction in process includes costs related to expansions and other improvements at various centers. Assets under capital lease of $5.2 million and $6.5 million at December 31, 1998 and 1997, respectively, are included in the table above in buildings, improvements and equipment.

Note 3 - Deferred Charges and Other Assets

  Deferred charges and other assets at December 31, 1998 and 1997 are summarized as follows:

                                                1998         1997
                                                ----         ----

     Leasing                                 $ 30,248     $ 41,568
     Accumulated amortization                 (12,814)     (20,562)
                                             --------      --------
                                             $ 17,434     $ 21,006
     Deferred financing, net                   15,734       12,442
     Other, net                                 1,565        4,249
                                             --------     --------
                                             $ 34,733     $ 37,697
                                             ========     ========

           UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                              LIMITED PARTNERSHIP
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (Continued)


Note 4 - Debt

Mortgage Notes Payable

  Mortgage notes payable at December 31, 1998 and 1997 consists of the following:

                                                                    Balance Due
Center                1998       1997   Interest Rate Maturity Date on Maturity
------                ----       ----   ------------- ------------  -----------

Arizona Mills      $140,984   $121,991    Floating      02/01/02      $140,984
Cherry Creek        130,000    130,000    Floating      08/01/99       130,000
Fair Oaks           140,000          0       6.60%      04/01/08       140,000
Fair Oaks                 0     39,119       9.00%
Lakeside             88,000     88,000       6.47%      12/15/00        88,000
Stamford Town Center 54,887     55,630      11.69%      12/01/17             0
Twelve Oaks Mall     49,955     49,940    Floating      10/15/01        50,000
Westfarms           100,000    100,000       7.85%      07/01/02       100,000
Westfarms            55,000     51,792    Floating      07/01/02        55,000
Woodfield                 0    172,000    Floating
Woodland             66,000     66,000       8.20%      05/15/04        66,000
                   --------   --------
                   $824,826   $874,472
                   ========   ========

     The Arizona Mills loan is a construction facility with a maximum availability of $142 million. The rate is capped at 9.5% until maturity, plus credit spread. The payment of principal and interest is guaranteed by each of the owners of Arizona Mills to the extent of its ownership percentage. The loan agreement provides for the reduction of the amount guaranteed as certain center performance and valuation criteria are met. TRG's guaranty of the principal was $13.1 million at December 31, 1998.

  The other Unconsolidated Joint Ventures with floating rate debt have entered into interest rate agreements to reduce their exposure to increases in interest rates. The rate on Cherry Creek's loan is capped to maturity at 7%, plus credit spread, based on one month LIBOR. The loan can be extended up to an additional two years. The rate on the Twelve Oaks loan is capped at 8.55% until maturity, plus credit spread, based on one month LIBOR. The Westfarms balance of $55.0 million represents borrowings under a construction facility which is fully drawn. The rate on the construction facility is capped until maturity at 6.5%, plus credit spread.

  The Stamford note also requires payment of additional interest ($1.5 million, $1.3 million, and $1.6 million in 1998, 1997, and 1996) based on operating results.

           UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                              LIMITED PARTNERSHIP
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (Continued)


  Scheduled principal payments on mortgage debt are as follows as of December 31, 1998:

                   1999                  $130,834
                   2000                    88,936
                   2001                    51,052
                   2002                   297,166
                   2003                     1,328
                   Thereafter             255,510
                                         --------
                   Total                 $824,826
                                         ========

Other Notes Payable

  Other notes payable at December 31, 1998 and 1997 consists of the following:

                                                            1998      1997
                                                            ----      ----
  Notes payable to banks, line of credit,
     interest generally at prime (7.75%
     at December 31, 1998), maximum borrowings
     available up to $2.5 million to fund tenant
     loans,  allowances  and buyouts and working
     capital.
  Other                                                 $  1,058     $ 832
                                                              43        52
                                                        --------     ------
                                                        $  1,101     $ 884
                                                         =======     ======

Interest Expense

  Interest paid on mortgages and other notes payable in 1998, 1997 and 1996, net of amounts capitalized of $2.5 million, $9.4 million, and $4.8 million, approximated $64.0 million, $48.7 million, and $49.9 million.

Extraordinary Item

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

Interest Rate Hedging Instruments

  Certain of the Unconsolidated Joint Ventures have entered into interest rate cap agreements to reduce their exposure to changes in the cost of floating rate debt. The terms of the derivative agreements are equivalent to the notional amounts, reset dates and rate bases of the underlying hedged debt to assure the effectiveness of the derivatives in reducing interest rate risk. These Unconsolidated Joint Ventures are exposed to credit risk in the event of nonperformance by their counterparties to the agreements, but have no off-balance sheet risk of loss. These Unconsolidated Joint Ventures anticipate that their counterparties will be able to fully perform their obligations under the agreements.

           UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                              LIMITED PARTNERSHIP
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (Continued)


Fair Value of Debt Instruments

  The estimated fair values of financial instruments at December 31, 1998 and 1997 are as follows:

                                                  December 31
                             --------------------------------------------------
                                      1998                      1997
                             ---------------------      -----------------------
                             Carrying        Fair       Carrying      Fair
                               Value         Value        Value       Value
                             ---------------------      -----------------------

Mortgage notes payable      $824,826      $861,141     $874,472     $910,250
Other notes payable            1,101         1,101          884          884
Interest rate instruments:
  In a receivable position     3,450           288        4,787        2,164
  In a payable position                                               (4,241)


Note 5 - Leases

  Shopping center space is leased to tenants and certain anchors pursuant to lease agreements. Tenant leases typically provide for guaranteed minimum rent, percentage rent and other charges to cover certain operating costs. Future minimum rent under operating leases in effect at December 31, 1998 for operating centers, assuming no new or renegotiated leases or option extensions on anchor agreements, is summarized as follows:

                      1999            $ 150,314
                      2000              145,103
                      2001              133,172
                      2002              119,899
                      2003               99,921
                      Thereafter        329,850

  Revenues derived from the combined operations of The Limited provided approximately 10.5% of total revenues in 1998. Revenues derived from the combined operations of The Limited were less than 10% of total revenues in 1997 and 1996. Amounts due from The Limited at December 31, 1998 were $358 thousand.

  One Unconsolidated Joint Venture, as lessee, has a ground lease expiring in 2083. Rental payments under the lease were $2.0 million, $1.8 million and $1.7 million in 1998, 1997 and 1996. All of the ground lease rental payments and scheduled future payments represent minimum rental expense payable to its Joint Venture Partner.

  The following is a schedule of future minimum rental payments required under the lease:

                      1999             $  1,984
                      2000                1,984
                      2001                1,984
                      2002                2,058
                      2003                2,281
                      Thereafter        654,136

            UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                               LIMITED PARTNERSHIP
              NOTES TO COMBINED FINANCIAL STATEMENTS -- (Continued)


Capital Lease Obligations

  Certain Unconsolidated Joint Ventures have entered into lease agreements for property improvements with three to five year terms. As of December 31, 1998, future minimum lease payments for these capital leases are as follows:

               1999                                    $2,038
               2000                                     1,980
               2001                                     1,839
               2002                                        65
               2003                                    ------
               Total minimum lease payments            $5,922
               Less amount representing interest         (735)
                                                       ------
               Capital lease obligations               $5,187
                                                       ======


Note 6 - Transactions with Affiliates

     Charges from the Manager under various written agreements were as follows for the years ended December 31:

                                                1998        1997       1996
                                                ----        ----       ----

     Management and leasing services         $17,849     $17,352   $ 16,720
     Security and maintenance services         9,481       9,468     11,608
     Development services                      3,941       4,661      5,410
                                             -------     -------   --------
                                             $31,271     $31,481   $ 33,738
                                             =======     =======   ========


     TRG is a one-third owner of an entity providing management, leasing, and development services to Arizona Mills, L.L.C.. Charges from this entity were $2.5 million in 1998 and $9.7 million in 1997.

     Westfarms previously loaned $2.4 million to one of its Joint Venture Partners to purchase a portion of a deceased Joint Venture Partner's interest. The note bears interest at approximately 7.9% and requires monthly principal payments of $25 thousand, plus accrued interest, with the final payment due in 2001. The balance at December 31, 1998 and 1997 was $1.0 million and $1.3 million, respectively. Interest income related to the loan was approximately $0.1 million in 1998, 1997, and 1996.

  Other related party transactions are described in Notes 1 and 5.


            UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                         LIMITED PARTNERSHIP                                                         Schedule II
                        Valuation and Qualifying Accounts
              For the years ended December 31, 1998, 1997 and 1996
                                 (in thousands)



                                                                    Additions
                                                           --------------------------
                                            Balance at     Charged to      Charged to                              Balance
                                             beginning      costs and        other                                 at end
                                              of year       expenses        accounts   Write-offs   Transfers      of year
                                              -------       --------        --------   ----------   ---------      -------
Year ended December 31, 1996:

Allowance for doubtful receivables           $  157          1,303                0      (1,370)          0          $ 90
                                             ======         ======           ======      ======       =====          ====

Year ended December 31, 1997:

Allowance for doubtful receivables           $   90            697                0        (473)          0          $314
                                             ======         ======           ======       =====       =====          ====

Year ended December 31, 1998:

Allowance for doubtful receivables           $  314          1,119                0      (1,148)      (30)(1)        $255
                                             ======         ======           ======      ======       ====           ====



(1) Subsequent to September 30, 1998, the date of the GMPT Exchange, the accounts of Woodfield are no longer included in these combined financial statements.






       UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP                                    Schedule III
                         REAL ESTATE AND ACCUMULATED DEPRECIATION
                                     December 31, 1998
                                      (in thousands)


                                                                                   Gross Amount at Which
                                        Initial Cost                               Carried at Close of Period
                                        to Company             Cost       ---------------------------------------------
                                   -------------------      Capitalized                                     Accumulated        Total
                                          Buildings and     Subsequent                                     Depreciation     Cost Net
                                   Land   Improvements     to Acquisition     Land     BI&E       Total        (A/D)          of A/D
                                   ----   -------------    --------------     ----     ----       -----    ------------      -------

Taubman Shopping Centers:
 Arizona Mills, Tempe, AZ          $22,017     $163,618        $  3,697     $22,017  $167,315    $189,332    $   8,218      $181,114
 Cherry Creek, Denver, CO               55      103,488          61,606          55   165,094     165,149       38,727       126,422
 Fair Oaks, Fairfax, VA              5,167       36,182          11,216       5,167    47,398      52,565       29,071        23,494
 Lakeside, Sterling Heights, MI      2,667       21,182          10,919       2,667    32,101      34,768       22,017        12,751
 Stamford Town Center,
   Stamford, CT                      1,977       43,461          11,856       1,977    55,317      57,294       28,033        29,261
 Twelve Oaks Mall, Novi, MI            803       28,640          16,655         803    45,295      46,098       24,308        21,790
 Westfarms, Farmington, CT           5,287       38,657         109,700       5,287   148,357     153,644       28,231       125,413
 Woodland, Grand Rapids, MI          2,367       19,078          25,574       2,367    44,652      47,019       18,911        28,108
Other Properties:
  Peripheral land                    2,104            0               0       2,104         0       2,104            0         2,104
  Construction in Process                0            0          21,692           0    21,692      21,692            0        21,692
                                   -------     --------        --------     -------  --------    --------     --------      --------
TOTAL                              $42,444     $454,306        $272,915     $42,444  $727,221    $769,665     $197,516      $572,149
                                   =======     ========        ========     =======  ========    ========     ========      ========
                                                                 Date of
                                                                 Completion of       Depreciable
                                             Encumbrances        Construction        Life
                                             ------------        -------------       -----------
Taubman Shopping Centers:
  Arizona Mills, Tempe, AZ                     $140,984          1997                50 Years
  Cherry Creek, Denver, CO                      130,000          1990                40 Years
  Fair Oaks, Fairfax, VA                        140,000          1980                55 Years
  Lakeside, Sterling Heights, MI                 88,000          1976                40 Years
  Stamford Town Center,
    Stamford, CT                                 54,887          1982                40 Years
  Twelve Oaks Mall, Novi, MI                     49,955          1977                50 Years
  Westfarms, Farmington, CT                     155,000          1974                34 Years
  Woodland, Grand Rapids, MI                     66,000          1968                33 Years
Other Properties:
  Peripheral land                                     0
  Construction in Process                             0
                                               --------
TOTAL                                          $824,826
                                               ========

The changes in total real estate assets for the three years ended December 31, 1998 are as follows:

                                                     1998        1997       1996
                                                     ----        ----       ----

       Balance, beginning of year                $ 829,640    $638,960  $570,066
         Improvements                               64,455     192,888   110,187(1)
         Disposals                                  (2,715)     (2,208)   (4,775)
         Transfers Out                            (121,715)(2)           (36,518)(3)
                                                 ---------    --------  --------
       Balance, end of year                      $ 769,665    $829,640  $638,960
                                                 =========    ========  ========

The changes in accumulated depreciation and amortization for the three years ended December 31, 1998 are as follows:

                                                    1998        1997        1996
                                                    ----        ----        ----

        Balance, beginning of year             $(205,659)   $(188,491) $(196,263)
           Depreciation for year                 (26,707)     (18,669)   (17,976)
           Disposals                               1,685        1,501      4,564
           Transfers Out                          33,165(2)               21,184(3)
                                               ---------    ---------  ---------
        Balance, end of year                   $(197,516)   $(205,659) $(188,491)
                                               =========    =========  =========

(1)  Includes   TRG's   transfer   to  Arizona   Mills  of  TRG's   accumulated
     pre-construction  costs related to this project.
(2) Subsequent to September 30, 1998, the date of the GMPT Exchange, the accounts of Woodfield are no longer included in these combined financial statements.
(3) Subsequent to TRG's purchase of the Joint Venture Partner's interest, the accounts of Fairlane are no longer included in these combined financial statements.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TAUBMAN CENTERS, INC.

      Date:  March 26, 1999       By:   /S/ ROBERT S. TAUBMAN
                                          ---------------------
                                         Robert S. Taubman, President and Chief
                                         Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                         Title                      Date
         ---------                         -----                      ----


         *                        Chairman of the Board          March 26, 1999
---------------------                                            --------------
A. Alfred Taubman

         *                      Vice Chairman of the Board       March 26, 1999
---------------------                                            --------------
Robert C. Larson

/s/ ROBERT S. TAUBMAN      President, Chief Executive Officer,   March 26, 1999
---------------------                 and Director               --------------
Robert S. Taubman

/s/ LISA A. PAYNE             Executive Vice President,          March 26, 1999
---------------------   Chief Financial Officer, and Director    --------------
Lisa A. Payne

/s/ ESTHER R. BLUM    Senior Vice President, Controller and      March 26, 1999
---------------------           Chief Accounting Officer         --------------
Esther R. Blum

         *                              Director                 March 26, 1999
---------------------                                            --------------
Graham Allison

         *                              Director                 March 26, 1999
---------------------                                            --------------
Claude M. Ballard

         *                              Director                 March 26, 1999
---------------------                                            --------------
Allan J. Bloostein

         *                              Director                 March 26, 1999
---------------------                                            --------------
Jerome A. Chazen

         *                              Director                 March 26, 1999
---------------------                                            --------------
S. Parker Gilbert


*By:     /s/ LISA A. PAYNE
         -----------------
         Lisa A. Payne, as
         Attorney-in-Fact

                                 EXHIBIT INDEX

Exhibit
Number
------

2    --   Separation  and  Relative  Value  Adjustment  Agreement  between The
          Taubman Realty Group Limited Partnership and GMPTS Limited Partnership (without exhibits or schedules, which will be supplementally provided to the Securities and Exchange Commission upon its request)
          (incorporated herein by reference to Exhibit 2 filed with the Registrant's Current Report on Form 8-K dated September 30, 1998).

3(a) -- Restated By-Laws of Taubman Centers, Inc., (incorporated herein by reference to Exhibit 3 (b) filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 ("1998 Third Quarter Form 10-Q")).

3(b)  --  Restated   Articles   of   Incorporation   of  Taubman   Centers, Inc.
          (incorporated by reference to Exhibit 3(a)filed with the Registrant's 1998 Third Quarter Form 10-Q).

4(a) -- Indenture dated as of July 22, 1994 among Beverly Finance Corp., La Cienega Associates, the Borrower, and Morgan Guaranty Trust Company of New York, as Trustee (incorporated herein by reference to Exhibit 4(h) filed with the 1994 Second Quarter Form 10-Q).

4(b) -- Deed of Trust, with assignment of Rents, Security Agreement and Fixture Filing, dated as of July 22, 1994, from La Cienega Associates, Grantor, to Commonwealth Land Title Company, Trustee, for the benefit of Morgan Guaranty Trust Company of New York, as Trustee, Beneficiary (incorporated herein by reference to Exhibit 4(i) filed with the 1994 Second Quarter Form 10-Q).

4(c) -- Construction Loan Agreement among Taubman MacArthur Associates Limited Partnership, as Borrower, and Bayerische Hypotheken - Und Wechsel - Bank, Aktiengesellschaft, New York Branch and The Other Banks and Financial Institutions from time to time Parties hereto, as Lenders and Bayerische Hypotheken - Und Wechsel - Bank Aktiengesellschaft, New York Branch, as Agent, dated as of October 28, 1997 (incorporated herein by reference to Exhibit 4 (i) filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 ("1997 Form 10-K")).

4(d) -- Loan Agreement dated as of November 25, 1997 among The Taubman Realty Group Limited Partnership, as Borrower, Fleet National Bank, as a Bank, PNC Bank, National Association, as a Bank, the other Banks signatory hereto, each as a Bank, and PNC Bank, National Association, as Administrative Agent(incorporated herein by reference to Exhibit 4(j) filed with the 1997 Form 10-K).

4(e) -- Revolving Credit Agreement dated as of September 21, 1998 among The Taubman Realty Group Limited Partnership, as Borrower,UBS AG, New York Branch, as a Bank and UBS AG, New York Branch, as Administrative Agent (incorporated herein by reference to Exhibit (4) filed with the 1998 Third Quarter Form 10-Q).

10(a) -- The Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership dated September 30, 1998 (incorporated herein by reference to Exhibit 10 filed with the 1998 Third Quarter Form 10-Q).

*10(b)-- The Taubman Realty Group Limited Partnership 1992 Incentive Option Plan, as Amended and Restated Effective as of September 30, 1997 (incorporated herein by reference to Exhibit 10 (b) filed with the 1997 Form 10-K).

                                EXHIBIT INDEX

Exhibit
Number
------

10(c) -- Registration Rights Agreement among Taubman Centers, Inc., General Motors Hourly-Rate Employees Pension Trust, General Motors Retirement Program for Salaried Employees Trust, and State Street Bank & Trust Company, as trustee of the AT&T Master Pension Trust (incorporated herein by reference to Exhibit 10(e) filed with the 1992 Form 10-K).

10(d) -- Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager (incorporated herein by reference to Exhibit 10(f) filed with the 1992 Form 10-K).

10(e) -- Cash Tender Agreement among Taubman Centers, Inc., A. Alfred Taubman, acting not individually but as Trustee of The A. Alfred Taubman Restated Revocable Trust, as amended and restated in its entirety by Instrument dated January 10, 1989 (as the same has been and may hereafter be amended from time to time), TRA Partners, and GMPTS Limited Partnership (incorporated herein by reference to Exhibit 10(g) filed with the 1992 Form 10-K).

*10(f)-- Supplemental Retirement Savings Plan (incorporated herein by reference to Exhibit 10(i) filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

*10(g)-- First Amendment to The Taubman Company Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

*10(h)--  Employment   agreement  between  The  Taubman  Company  Limited
          Partnership and Lisa A. Payne (incorporated herein by reference to Exhibit 10 filed with the 1997 First Quarter Form 10-Q).

*10(i)--  Amended  and Restated  Continuing Offer,  dated as of September
          30, 1997 (incorporated herein by reference to Exhibit 10 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

12  --    Statement Re:  Computation of Taubman Centers, Inc. Ratio of Earnings
          to Combined Fixed Charges and Preferred Stock Dividends.

21  --    Subsidiaries of Taubman Centers, Inc.

23  --    Consent of Deloitte & Touche LLP.

24  --    Powers of Attorney.

27  --    Financial Data Schedule.

99(a)-- Purchase and Sale Agreement By and Between One Federal Street Joint Venture and The Taubman Realty Group Limited Partnership, dated July 16, 1997 (Purchase and Sale Agreement) (without exhibits or schedules, which will be supplementally provided to the Securities and Exchange Commission upon its request) (incorporated herein by reference to
          Exhibit 99(a) filed with the Registrant's Current Report on Form 8-K dated September 4, 1997).

99(b)-- First Amendment to Purchase and Sale Agreement, dated August 15, 1997 (without exhibits or schedules, which will be supplementally provided to the Securities and Exchange Commission upon its request) (incorporated herein by reference to Exhibit 99(b) filed with the Registrant's Current Report on Form 8-K dated September 4, 1997).

--------------------------

* A management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.