Form 10-Q
period 1999-03-31
TAUBMAN CENTERS INC
filed 1999-05-04
CIK 890319

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   Form 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                     For the Quarter Ended: March 31, 1999
                         Commission File No.  1-11530


                             Taubman Centers, Inc.
            --------------------------------------------------------
            (Exact name of registrant as specified in its charter)


    Michigan                                            38-2033632
-----------------------------------        ----------------------------------
    (State or other jurisdiction of        (I.R.S. Employer
    incorporation or organization)         Identification No.)

200 East Long Lake Road, Suite 300, P.O. Box 200, Bloomfield  Hills, Michigan
-----------------------------------------------------------------------------
(Address of principal executive offices)                      48303-0200
                                                              ----------
                                                              (Zip Code)

                             (248) 258-6800
-----------------------------------------------------------------------------
    (Registrant's telephone number, including area code)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X   .  No     .
         ------     ------

      As of April 30, 1999, there were outstanding 53,164,453 shares of the Company's common stock, par value $0.01 per share.

                        PART 1. FINANCIAL INFORMATION


Item 1. Financial Statements.


The following consolidated financial statements of Taubman Centers, Inc. (the Company) are provided pursuant to the requirements of this item.


Consolidated Balance Sheet as of March 31, 1999 and December 31, 1998.......  2
Consolidated  Statement  of  Operations  for the three
  months ended March 31, 1999 and 1998......................................  3
Consolidated  Statement  of Cash Flows for the three  months ended  March 31, 1999 and 1998............................................  4
Notes to Consolidated Financial Statements..................................  5

                            TAUBMAN CENTERS, INC.

                          CONSOLIDATED BALANCE SHEET
                      (in thousands, except share data)

                                                     March 31     December 31
                                                     --------     -----------
                                                       1999          1998
                                                       ----          ----
Assets:
  Properties, net                                 $1,367,771    $1,308,642
  Investment in Unconsolidated Joint Ventures        101,980        98,350
  Cash and cash equivalents                           12,527        19,045
  Accounts and notes receivable, less allowance
    for doubtful accounts of $1,027 and $333 in
    1999 and 1998                                     20,578        20,595
  Accounts receivable from related parties             4,279         7,092
  Deferred charges and other assets                   29,108        27,139
                                                  ----------    ----------
                                                  $1,536,243    $1,480,863
                                                  ==========    ==========
Liabilities:
  Unsecured notes payable                         $  619,641    $  531,946
  Mortgage notes payable                             244,908       243,352
  Accounts payable and accrued liabilities           147,199       171,669
  Dividends payable                                   12,737        12,719
                                                  ----------    ----------
                                                  $1,024,485    $  959,686

Commitments and Contingencies (Note 5)

Minority Interests (Note 1)

Shareowners' Equity:
  Series A Cumulative Redeemable Preferred
    Stock, $0.01 par value, 50,000,000 shares
    authorized, $200 million liquidation
    preference, 8,000,000 shares issued and
    outstanding at March 31, 1999 and December
    31, 1998                                      $      80      $     80
  Series B Non-Participating Convertible
    Preferred Stock, $0.001 par and liquidation
    value, 40,000,000 shares authorized and
    31,399,913 shares issued and outstanding at
    March 31, 1999 and December 31, 1998                 31            28
  Common Stock, $0.01 par value, 250,000,000
    shares authorized, 53,070,963 and 52,995,904
    issued and outstanding at March 31, 1999 and
    December 31, 1998                                   531           530
  Additional paid-in capital                        698,744       697,965
  Dividends in excess of net income                (187,628)     (177,426)
                                                 ----------    ----------
                                                 $  511,758    $  521,177
                                                 ----------    ----------
                                                 $1,536,243    $1,480,863
                                                 ==========    ==========



                See notes to consolidated financial statements.

                                TAUBMAN CENTERS, INC.

                        CONSOLIDATED STATEMENT OF OPERATIONS
                          (in thousands, except share data)


                                                     Three Months Ended March 31
                                                     ---------------------------
                                                          1999         1998
                                                          ----         ----
Income:
  Minimum rents                                          $ 33,014    $ 25,353
  Percentage rents                                            985         955
  Expense recoveries                                       17,585      13,645
  Revenues from management, leasing and
    development services                                    5,733       1,777
  Other                                                     3,114       3,440
  Revenues - transferred centers (Note 1)                              42,032
                                                         --------    --------
                                                         $ 60,431    $ 87,202
                                                         --------    --------
Operating Expenses:
  Recoverable expenses                                   $ 15,469    $ 12,231
  Other operating                                           8,205       5,971
  Management, leasing and development services              4,391       1,033
  General and administrative                                4,728       6,826
  Expenses other than interest, depreciation and
     amortization - transferred centers (Note 1)                       14,100
  Interest expense                                         10,865      22,637
  Depreciation and amortization (including $7.2
     million in 1998 relating to the transferred
     centers)                                              12,203      15,047
                                                         --------    --------
                                                         $ 55,861    $ 77,845
                                                         --------    --------
Income before equity in income before extraordinary
  item of Unconsolidated Joint Ventures,
  extraordinary item, and minority interest              $  4,570    $  9,357
Equity in income before extraordinary item of
  Unconsolidated Joint Ventures                             9,623      11,730
                                                         --------    --------
Income before extraordinary item and minority interest   $ 14,193    $ 21,087
Extraordinary item (Note 2)                                              (957)
Minority interest:
  Minority share of income                                 (4,538)    (11,230)
  Distributions in excess of earnings                      (2,969)
                                                         --------    --------
Net income                                               $  6,686    $  8,900
Series A preferred dividends                               (4,150)     (4,150)
                                                         --------    --------
Net income available to common shareowners               $  2,536    $  4,750
                                                         ========    ========

Basic and diluted earnings per common share:
  Income before extraordinary item                       $    .05    $    .10
                                                         ========    ========
  Net income                                             $    .05    $    .09
                                                         ========    ========

Cash dividends declared per common share                 $    .24    $   .235
                                                         ========    ========

Weighted average number of common shares
  outstanding                                          53,016,661  50,773,099
                                                       ==========  ==========



                    See notes to consolidated financial statements.

                              TAUBMAN CENTERS, INC.

                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (in thousands)

                                                     Three Months Ended March 31
                                                     ---------------------------
                                                         1999          1998
                                                         ----          ----
Cash Flows from Operating Activities:
   Income before extraordinary item and
     minority interest                               $ 14,193        $ 21,087
   Adjustments to reconcile income before
     extraordinary item and minority
     interest to net cash provided by operating
     activities:
       Depreciation and amortization                   12,203         15,047
       Provision for losses on accounts receivable        623            291
       Amortization of deferred financing costs         1,248            710
       Other                                               84            212
       Gain on sale of land                              (475)
       Increase (decrease)in cash attributable to
        changes in assets and liabilities:
        Receivables, deferred charges and other
        assets                                         (2,518)         1,920
        Accounts payable and other liabilities         (9,259)         1,286
                                                     --------       --------
Net Cash Provided By Operating Activities            $ 16,099       $ 40,553
                                                     --------       --------

Cash Flows from Investing Activities:
   Additions to properties                           $(84,853)      $(56,367)
   Proceeds from sale of land                             212
   Contributions to Unconsolidated Joint Ventures      (7,453)        (4,860)
   Distributions from Unconsolidated Joint Ventures
     in excess of income before extraordinary
     item                                               3,823         47,042
                                                     --------       --------
Net Cash Used In Investing Activities                $(88,271)      $(14,185)
                                                     --------       --------

 Cash Flows from Financing Activities:
   Debt proceeds                                     $ 89,251       $129,941
   Debt payments                                                     (45,949)
   Redemption of partnership units                                   (77,698)
   Distributions to minority interest                  (7,507)       (19,469)
   Issuance of stock pursuant to Continuing Offer         780            771
   Cash dividends to common shareowners               (12,720)       (11,929)
   Cash dividends to Series A preferred shareowners    (4,150)        (4,150)
                                                      -------       --------
Net Cash Provided By  (Used in) Financing Activities  $65,654       $(28,483)
                                                      -------       --------

Net Decrease In Cash                                  $(6,518)      $ (2,115)

Cash and Cash Equivalents at Beginning of Period       19,045          8,965
Effect of consolidating TRG in connection with the
   GMPT Exchange (TRG's cash balance at Beginning
   of Period) (Note 1)                                                 3,250
                                                     --------       --------
Cash and Cash Equivalents at End of Period           $ 12,527       $ 10,100
                                                     ========       ========

   Interest on mortgage notes and other loans paid during the three months ended March 31, 1999 and 1998, net of amounts capitalized of $4,247 and $3,308, was $10,116 and $9,446, respectively. During the three months ended March 31, 1999, non-cash additions to properties of $42,186 were recorded, representing accrued construction costs of new centers and development projects.


                    See notes to consolidated financial statements.

                               TAUBMAN CENTERS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         Three months ended March 31, 1999

Note 1 - Interim Financial Statements

  Taubman Centers, Inc. (the Company or TCO), a real estate investment trust, or REIT, is the managing general partner of The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG). The Operating Partnership is an operating subsidiary that engages in the ownership, management, leasing, acquisition, development, and expansion of regional retail shopping centers and interests therein. The Operating Partnership's portfolio as of March 31, 1999 includes 17 urban and suburban shopping centers in seven states. Three additional centers are under construction in Florida and Texas.

  On September 30, 1998, the Company obtained a majority and controlling interest in the Operating Partnership as a result of a transaction in which the Operating Partnership transferred interests in 10 shopping centers, together with $990 million of its debt, for all of the partnership units owned by the General Motors Pension Trusts (GMPT), representing approximately 37% of the Operating Partnership's equity (the GMPT Exchange). As a result of the GMPT Exchange, the Company's general partnership interest in the Operating Partnership increased to 62.8%.

  The consolidated financial statements of the Company include all accounts of the Company, the Operating Partnership and its consolidated subsidiaries; all intercompany balances have been eliminated. Investments in entities not unilaterally controlled by ownership or contractual obligation (Unconsolidated Joint Ventures) are accounted for under the equity method.

  The Company's ownership in the Operating Partnership at March 31, 1999 consisted of a 62.8% managing general partnership interest (53,070,963 of the 84,470,876 units of partnership interest outstanding), as well as a preferred equity interest. Net income and distributions are allocable first to the preferred equity interest, and the remaining amounts to the general and limited partners of the Operating Partnership in accordance with their percentage ownership. The Company's average ownership percentage in the Operating Partnership for the three months ended March 31, 1999 and 1998 was 62.8% and 38.3%, respectively.

  Because the net equity of the Operating Partnership is less than zero, the ownership interest of the Operating Partnership's noncontrolling partners (the Minority Interest) is presented as a zero balance in the balance sheet as of March 31, 1999 and December 31, 1998, and subsequent to the GMPT Exchange, the income allocated to the Minority Interest is equal to the Minority Interest's share of distributions. The Operating Partnership's net equity is less than zero due to accumulated distributions in excess of net income and not as a result of operating losses. Distributions to partners are usually greater than net income because net income includes non-cash charges for depreciation and amortization.

  The unaudited interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. The results of interim periods are not necessarily indicative of the results for a full year.

                               TAUBMAN CENTERS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 2 - Investments in Unconsolidated Joint Ventures

     Following are the Company's investments in various real estate Unconsolidated Joint Ventures which own regional retail shopping centers. The Operating Partnership is generally the managing general partner of these Unconsolidated Joint Ventures. The Operating Partnership's interest in each Unconsolidated Joint Venture is as follows:


                                                                 Ownership
                                                                   as of
  Unconsolidated Joint Venture         Shopping Center         March 31, 1999
  ----------------------------         ---------------         --------------


  Arizona Mills, L.L.C.                 Arizona Mills               37%
  Fairfax Company of Virginia L.L.C.    Fair Oaks                   50
  Lakeside Mall Limited Partnership     Lakeside                    50
  Rich-Taubman Associates               Stamford Town Center        50
  Taubman-Cherry Creek
     Limited Partnership                Cherry Creek                50
  Twelve Oaks Mall Limited Partnership  Twelve Oaks Mall            50
  West Farms Associates                 Westfarms                   79
  Woodland                              Woodland                    50

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

     During the three months ended March 31, 1998, an unconsolidated joint venture incurred an extraordinary charge related to the extinguishment of debt, primarily consisting of a prepayment premium.

  Combined balance sheet and results of operations information are presented below (in thousands) for all Unconsolidated Joint Ventures, followed by the Operating Partnership's beneficial interest in the combined information. Beneficial interest is calculated based on the Operating Partnership's ownership interest in each of the Unconsolidated Joint Ventures. The accounts of Woodfield Associates, formerly a 50% Unconsolidated Joint Venture transferred to GMPT (Note 1), are included in these results for the three months ended March 31, 1998.

                                TAUBMAN CENTERS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                                     March 31       December 31
                                                     --------       -----------
                                                       1999            1998
                                                       ----            ----
Assets:
  Properties, net                                    $ 573,529      $572,149
  Other assets                                          68,885        73,046
                                                     ---------      --------
                                                     $ 642,414      $645,195
                                                     =========      ========
Liabilities and partners' accumulated
 deficiency in assets:
   Debt                                              $ 826,124     $ 825,927
   Capital lease obligations                             4,923         5,187
   Other liabilities                                    35,070        47,622
   TRG's accumulated deficiency in assets              (98,420)     (103,545)
   Unconsolidated Joint Venture Partners'
    accumulated deficiency in assets                  (125,283)     (129,996)
                                                     ---------     ---------
                                                     $ 642,414     $ 645,195
                                                     =========     =========

TRG's accumulated deficiency in assets (above)       $ (98,420)    $(103,545)
Elimination of intercompany profit                      (5,159)       (4,846)
TCO's additional basis                                 205,559       206,741
                                                     ---------     ---------
Investment in Unconsolidated Joint Ventures          $ 101,980     $  98,350
                                                     =========     =========

                                                  Three Months Ended March 31
                                                  ---------------------------
                                                       1999           1998
                                                       ----           ----

Revenues                                             $  60,296     $  72,121
                                                     ---------     ---------
Recoverable and other operating expenses             $  20,939     $  24,968
Interest expense                                        15,291        17,133
Depreciation and amortization                            7,260         8,445
                                                     ---------     ---------
Total operating costs                                $  43,490     $  50,546
                                                     ---------     ---------
Income before extraordinary item                     $  16,806     $  21,575
Extraordinary item                                                    (1,913)
                                                     ---------     ---------
Net income                                           $  16,806     $  19,662
                                                     =========     =========

Net income allocable to TRG                          $   9,539     $  10,173
Extraordinary item allocable to TRG                                      957
Realized intercompany profit                             1,266         1,473
Depreciation of TCO's additional basis                  (1,182)         (873)
                                                     ---------     ---------
Equity in income before extraordinary item
  of Unconsolidated Joint Ventures                   $   9,623     $  11,730
                                                     =========     =========

Beneficial interest in Unconsolidated
  Joint Ventures' operations:
    Revenues less recoverable and other
      operating expenses                             $  22,851     $  26,052
    Interest expense                                    (8,244)       (9,205)
    Depreciation and amortization                       (4,984)       (5,117)
                                                     ---------     ---------
    Income before extraordinary item                 $   9,623     $  11,730
                                                     =========     =========

                                TAUBMAN CENTERS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 3 - Beneficial Interest in Debt and Interest Expense

  The Operating Partnership's beneficial interest in the debt, capital lease obligations, capitalized interest, and interest expense of its consolidated subsidiaries and its Unconsolidated Joint Ventures is summarized in the following table. The Operating Partnership's beneficial interest excludes the 30% minority interest in the debt outstanding on the MacArthur Center construction facility.

                              Unconsolidated       Share
                                  Joint       of Unconsolidated     Consolidated   Beneficial
                                 Ventures       Joint Ventures      Subsidiaries    Interest
                              -------------   -----------------     ------------   ----------
Debt as of:
  March 31, 1999              $   826,124     $   439,207           $  864,549    $ 1,274,912
  December 31, 1998               825,927         439,271              775,298      1,186,192

Capital lease obligations:
  March 31, 1999              $     4,923     $     2,707                 --      $     2,707
  December 31, 1998                 5,187           2,858                 --            2,858

Capitalized interest:
  Three months ended March
    31, 1999                  $       317     $       158           $    4,247    $     4,405
  Three months ended March
    31, 1998                          455             224                3,308          3,243

Interest expense (Net of
  capitalized interest):
    Three months ended March
    31, 1999                  $    15,291     $     8,244           $   10,865    $    18,993
  Three months ended March
    31, 1998                       17,133           9,205               22,637         31,842

Note 4 - Incentive Option Plan

     The Operating Partnership has an incentive option plan for employees of the Manager. Currently, options for 7.9 million units of partnership interest may be issued under the Operating Partnership's incentive option plan for employees of The Taubman Company Limited Partnership (the Manager), of which options for 7.7 million units are outstanding. The exercise price of all options outstanding was equal to market value on the date of the grant. Incentive options generally vest to the extent of one-third of the units on each of the third, fourth and fifth anniversaries of the date of grant. Options expire ten years from the date of grant. During the three months ended March 31, 1999 and March 31, 1998, options for 75,059 units and 69,128 units were exercised at weighted average prices of $10.38 and $11.14 per unit, respectively. There were 1,000,000 units granted at $12.25 per unit and 61,890 units cancelled at a weighted average exercise price of $12.58 per unit during the three months ended March 31, 1999. As of March 31, 1999, there were options outstanding for 7.7 million units with a weighted average exercise price of $11.35 per unit, of which options for 6.3 million units were vested with a weighted average exercise price of $11.24 per unit.

                                TAUBMAN CENTERS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 5 - Commitments and Contingencies

  At the time of the Company's initial public offering (IPO) and acquisition of its partnership interest in the Operating Partnership, the Company entered into an agreement with A. Alfred Taubman, who owns an interest in the Operating Partnership, whereby he has the annual right to tender to the Company units of partnership interest in the Operating Partnership (provided that the aggregate value is at least $50 million) and cause the Company to purchase the tendered interests at a purchase price based on a market valuation of the Company on the trading date immediately preceding the date of the tender (the Cash Tender Agreement). The Company will have the option to pay for these interests from available cash, borrowed funds or from the proceeds of an offering of the Company's common stock. Generally, the Company expects to finance these purchases through the sale of new shares of its stock. The tendering partner will bear all market risk if the market price at closing is less than the purchase price and will bear the costs of sale. Any proceeds of the offering in excess of the purchase price will be for the sole benefit of the Company. At A. Alfred Taubman's election, his family and Robert C. Larson and his family may participate in tenders.

  Based on a market value at March 31, 1999 of $12.25 per common share, the aggregate value of interests in the Operating Partnership which may be tendered under the Cash Tender Agreement was approximately $295.6 million. The purchase of these interests at March 31, 1999 would have resulted in the Company owning an additional 29% interest in the Operating Partnership.

  The Company has made a continuing, irrevocable offer to all present holders (other than certain excluded holders, including A. Alfred Taubman), assignees of all present holders, those future holders of partnership interests in the Operating Partnership as the Company may, in its sole discretion, agree to include in the continuing offer, and all existing and future optionees under the Operating Partnership's incentive option plan to exchange shares of common stock for partnership interests in the Operating Partnership (the Continuing Offer). Under the Continuing Offer agreement, one unit of partnership interest is exchangeable for one share of the Company's common stock.

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

Note 6 - Earnings Per Share

     Basic earnings per common share are calculated by dividing earnings available to common shareowners by the average number of common shares outstanding during each period. For diluted earnings per common share, the Company's ownership interest in the Operating Partnership (and therefore earnings) are adjusted assuming the exercise of all options for units of partnership interest under the Operating Partnership's incentive option plan having exercise prices less than the average market value of the units using the treasury stock method. For each of the three months ended March 31, 1999 and 1998, options for 0.4 million units of partnership interest with a weighted average exercise price of $13.58 per unit were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price for the period calculated.

                                TAUBMAN CENTERS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                                       Three Months
                                                     Ended March  31
                                                  --------------------
                                                   1999           1998
                                                   ----           ----
                                            (in thousands, except share data)

Income before extraordinary item allocable
  to common shareowners (Numerator):
    Net income available to common
      shareowners                              $    2,536    $    4,750
    Common shareowners' share of extraordinary
      item                                                          366
                                               ----------    ----------
    Basic income before extraordinary item     $    2,536    $    5,116
    Effect of dilutive options                        (70)          (53)
                                               ----------    ----------
    Diluted income before extraordinary item   $    2,466    $    5,063
                                               ==========    ==========

Shares (Denominator) - basic and diluted       53,016,661    50,733,099
                                               ==========    ==========

Income before extraordinary item per common
  share:
    Basic and diluted                          $     0.05    $    0.10
                                               ==========    =========

Note 7 - Subsequent Events

   In April 1999, the following subsequent events occurred.

   A secured, ten-year financing of $270 million with an all-in rate of approximately 6.9% on The Mall at Short Hills was completed. The Company used the proceeds to partially pay down its $340 million bridge loan, which matures on June 21, 1999.

  A three-year $170 million facility, secured by Great Lakes Crossing, was finalized. The loan agreement provides for an option to extend the maturity date one year. The loan bears interest at one month LIBOR plus 1.50%. Proceeds from the loan were used to repay the balance of the existing construction facility. Payment of principal and interest are guaranteed by the Operating Partnership. The loan agreement provides for a reduction of the interest rate and the amount guaranteed as certain center performance and valuation criteria are met. In addition, the Company finalized an amendment to the MacArthur Center construction facility. The total availability under the facility is $120 million with interest at one month LIBOR plus 1.35%.

     The Company made an investment of $5.8 million in an e-commerce company that markets and sells fashion apparel, footwear, and beauty products over the Internet. The Company's investment will become 824,084 convertible preferred shares of Fashionmall.com, Inc., a 9.9 percent interest in the company, upon completion of Fashionmall.com, Inc.'s anticipated initial public offering which is currently in registration. The investment was based on a $7.00 per share purchase price, and is subject to an upward adjustment to the lower of the initial public offering price and $9.00 per share. In addition, the Company received an option, exercisable during the 60-day period commencing one year after the offering, to purchase an additional 924,898 shares of common stock at the initial public offering price per share.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the accompanying Financial Statements of Taubman Centers, Inc. and the Notes thereto.

General Background and Performance Measurement

  The Company owns a managing general partner's interest in The Taubman Realty Group Limited Partnership (Operating Partnership), through which the Company conducts all of its operations. The Operating Partnership owns, develops, acquires and operates regional shopping centers nationally. The Consolidated
Businesses consist of shopping centers that are controlled by ownership or contractual agreement, development projects for future regional shopping centers and The Taubman Company Limited Partnership (the Manager). Shopping centers that are not controlled and that are owned through joint ventures with third parties (Unconsolidated Joint Ventures) are accounted for under the equity method.

  The operations of the shopping centers are best understood by measuring their performance as a whole, without regard to the Company's ownership interest. Consequently, in addition to the discussion of the operations of the Consolidated Businesses, the operations of the Unconsolidated Joint Ventures are presented and discussed as a whole.

  On September 30, 1998, the Operating Partnership exchanged interests in 10 shopping centers (nine Consolidated Businesses and one Unconsolidated Joint
Venture) and a share of the Operating Partnership's debt for all of the partnership units owned by two General Motors pension trusts (GMPT) (the GMPT Exchange - see Results of Operations -- GMPT Exchange and Related Transactions). Performance statistics presented below exclude these ten centers (transferred centers). Because the Company's portfolio changed significantly as a result of the GMPT Exchange, the results of operations of the transferred centers have been separately classified within the Consolidated Businesses and Unconsolidated Joint Ventures for purposes of analyzing and understanding the historical results of the current portfolio.

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

  The following table summarizes certain quarterly operating data for 1998 and the first quarter of 1999:


                              1st       2nd        3rd       4th                      1st
                            Quarter   Quarter    Quarter    Quarter     Total        Quarter
                             1998       1998      1998       1998       1998          1999
                          ----------------------------------------------------------------
                                                  (in thousands)
Mall tenant sales        $467,698    $505,732   $507,098    $852,198   $2,332,726   $533,730
Revenues                   98,960      99,993    106,250     126,424      431,627    117,901
Occupancy:
   Average Occupancy         88.7%       89.3%      89.5%       90.0%        89.4%      88.5%
   Ending Occupancy          88.6%       89.3%      89.6%       90.2%        90.2%      87.5%
Leased Space                 91.7%       92.0%      92.4%       92.3%        92.3%      91.3%


  Because the seasonality of sales contrasts with the generally fixed nature of minimum rents and recoveries, mall tenant occupancy costs (the sum of minimum rents, percentage rents and expense recoveries) relative to sales are considerably higher in the first three quarters than they are in the fourth quarter. The following table summarizes occupancy costs, excluding utilities, for mall tenants as a percentage of sales for 1998 and the first quarter of 1999:

                          1st      2nd     3rd      4th              1st
                         Quarter  Quarter Quarter  Quarter  Total   Quarter
                          1998     1998    1998     1998    1998     1999
                      -----------------------------------------------------

Minimum rents             11.6%   10.9%    11.0%    7.2%     9.7%    11.8%
Percentage rents           0.2     0.2      0.3     0.4      0.3      0.2
Expense recoveries         4.5     4.5      4.7     3.4      4.1      4.7
                         -----   -----    -----   -----    -----    -----
Mall tenant occupancy
 costs                    16.3%   15.6%    16.0%   11.0%    14.1%    16.7%
                         =====   =====    =====   =====    =====    =====


Rental Rates

     Average base rent per square foot for all mall tenants at the 10 centers owned and open for at least five years was $43.09 for the twelve months ended March 31, 1999, compared to $41.93 for the twelve months ended March 31, 1998. As leases have expired in the shopping centers, the Company has generally been able to rent the available space, either to the existing tenant or a new tenant, at rental rates that are higher than those of the expired leases. In a period of increasing sales, rents on new leases will tend to rise as tenants' expectations of future growth become more optimistic. In periods of slower growth or declining sales, rents on new leases will grow more slowly or will decline for the opposite reason. However, center revenues nevertheless increase as older leases roll over or are terminated early and replaced with new leases negotiated at current rental rates that are usually higher than the average rates for existing leases.

Results of Operations

  The following represent significant debt and equity transactions, new center openings and expansions which affect the operating results described under Comparison of Three Months Ended March 31, 1999 to the Three Months Ended March 31, 1998.

GMPT Exchange and Related Transactions

     On September 30, 1998, the Operating Partnership exchanged interests in 10 shopping centers (nine wholly owned and one Unconsolidated Joint Venture), together with $990 million of debt, for all of GMPT's partnership units (approximately 50 million units with a fair value of $675 million), providing the Company with a majority and controlling interest in the Operating Partnership. The Operating Partnership continues to manage the centers exchanged under management agreements with GMPT that expire December 31, 1999. The management agreements are cancelable with 90 days notice. Certain costs of providing services under these agreements, including administrative and certain other fixed costs, would not necessarily be eliminated if the contracts were to be canceled or not renewed. The actual reduction of costs would be affected by whether all or a portion of the contracts were canceled or not renewed, timing of the cancellation or non-renewal, and actual or anticipated changes in the Operating Partnership's owned or managed portfolio.

  In anticipation of the GMPT Exchange, the Operating Partnership used the $1.2 billion proceeds from two bridge loans bearing interest at one-month LIBOR plus 1.30% to extinguish $1.1 billion of debt, including substantially all of the Operating Partnership's public unsecured debt, its outstanding commercial paper, and borrowings on its existing line of credit.

  Concurrently with the GMPT Exchange, the Operating Partnership committed to a restructuring of its operations. The Company expects to reduce its annual general and administrative expense to approximately $19 million in 1999. This is a forward looking statement, and certain significant factors could cause the actual reductions in general and administrative expense to differ materially, including but not limited to: 1) actual payroll reductions achieved; 2) actual results of negotiations; 3) use of outside consultants; and 4) changes in the Company's owned or managed portfolio.

Openings and Expansions

  In March 1999, MacArthur Center, a 70% owned enclosed super-regional mall, opened in Norfolk, Virginia. In November 1998, Great Lakes Crossing, an 80% owned enclosed value super-regional mall, opened in Auburn Hills, Michigan. Both Great Lakes Crossing and MacArthur Center are owned by joint ventures in which the Operating Partnership has a controlling interest, and consequently the results of these centers are consolidated in the Company's financial statements. The Company is entitled to a preferred return on its equity contributions to these centers. The contributed capital was used to fund construction costs. The income effect of the cumulative preferred return net of the interest on the Operating Partnership's associated borrowings was approximately $0.5 million in the first quarter of 1999 and is expected to total approximately $2 million in 1999. The net effect in 2000 of any recurring preference is expected to be minimal. At Cherry Creek, a 132,000 square foot expansion opened in stages throughout the fall of 1998.

Presentation of Operating Results

  In order to facilitate the analysis of the ongoing business for periods prior to the GMPT Exchange, the following tables contain the combined operating results of the Company and the Operating Partnership and also present separately the revenues and expenses, other than interest, depreciation and amortization, of the transferred centers. The following discussions include analysis of the Consolidated Businesses and the Unconsolidated Joint Ventures, with the interest of the noncontrolling partners of the Operating Partnership (the Minority
Interest) deducted to arrive at the results allocable to the Company's shareowners. Because the Operating Partnership's net equity is less than zero, for periods subsequent to the GMPT Exchange the income allocated to the Minority Interest is equal to the Minority Interest's share of distributions. The Operating Partnership's net equity is less than zero due to accumulated distributions in excess of net income and not as a result of operating losses. Distributions to partners are usually greater than net income because net income includes non-cash charges for depreciation and amortization. The Company's average ownership percentage of the Operating Partnership was 62.80% for the 1999 period and 38.29% for the 1998 period.

    Comparison of the Three Months Ended March 31, 1999 to the Three Months Ended March 31, 1998

  The following table sets forth operating results for the three months ended March 31, 1999 and March 31, 1998, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

                                   Three Months Ended March 31, 1999            Three Months Ended March 31, 1998
                              ------------------------------------------    -------------------------------------------
                                              UNCONSOLIDATED                                    UNCONSOLIDATED
                                CONSOLIDATED      JOINT                         CONSOLIDATED       JOINT
                                BUSINESSES(1)    VENTURES(2)      TOTAL         BUSINESSES(1)    VENTURES(2)    TOTAL
                              ------------------------------------------    -------------------------------------------
                                      (in millions of dollars)
REVENUES:
 Minimum rents                     31.0            38.5            69.6            23.5             35.6         59.0
 Percentage rents                   1.0             0.5             1.5             0.9              0.7          1.5
 Expense recoveries                16.8            19.5            36.4            13.0             17.7         30.6
 Management, leasing and
   development                      5.7                             5.7             1.8                           1.8
 Other                              3.0             1.7             4.7             3.2              2.8          6.0
 Revenues - transferred centers                                                    42.0             15.5         57.5
                                   ----            ----           -----            ----             ----         ----
Total revenues                     57.6            60.3           117.9            84.3             72.1        156.4

OPERATING COSTS:
  Recoverable expenses             14.4            16.2            30.7            11.3             14.8         26.1
  Other operating                   6.1             3.2             9.3             4.0              3.0          7.0
  Management, leasing and
    development                     4.4                             4.4             1.0                           1.0
  Expenses other than
    interest, depreciation
    and amortization
    - transferred centers                                                          14.1              5.8         19.9
  General and administrative        4.7                             4.7             6.8                           6.8
  Interest expense                 10.9            15.4            26.2            22.6             17.2         39.9
  Depreciation and amortization    12.1             7.2            19.3            15.0              8.0         23.0
                                   ----            ----            ----            ----             ----        -----
Total operating costs              52.6            42.0            94.6            74.8             48.8        123.6
Net results of Memorial City (1)   (0.4)                           (0.4)           (0.2)                         (0.2)
                                   ----            ----            ----            ----             ----        -----
                                    4.6            18.3            22.9             9.4             23.3         32.7
                                                   ====            ====                             ====        =====
Equity in income before
  extraordinary item of
  Unconsolidated Joint Ventures     9.6                                            11.7
                                   ----                                            ----
Income before extraordinary
  item and minority interest       14.2                                            21.1
Extraordinary item                                                                 (1.0)
Minority interest                  (7.5)                                          (11.2)
                                   ----                                           -----
Net income                          6.7                                             8.9
Series A preferred dividends       (4.2)                                           (4.2)
                                   ----                                           -----
Net income available to common
  shareowners                       2.5                                             4.8
                                   ====                                           =====
SUPPLEMENTAL INFORMATION (3):
  EBITDA contribution              27.5            22.9           50.4             47.2            26.0         73.3
  Beneficial Interest Expense     (10.8)           (8.2)         (19.0)           (22.6)           (9.2)       (31.8)
  Non-real estate depreciation     (0.6)                          (0.6)            (0.5)                        (0.5)
  Series A preferred dividends     (4.2)                          (4.2)            (4.2)                        (4.2)
                                   ----            ----          -----            -----            ----        -----
  Funds from Operations
    contribution                   12.0            14.6           26.6             19.9            16.8         36.8
                                   ====            ====          =====            =====            ====        =====
(1)  The results of operations of Memorial City are presented net in this table.
     The Company expects that Memorial City's net operating income will approximate the ground rent payable under the lease for the immediate future.
(2)  With the exception of the Supplemental  Information,  amounts represent
     100% of the Unconsolidated Joint Ventures.  Amounts are net of intercompany profits.
(3)  EBITDA  represents  earnings  before  interest  and  depreciation  and amortization.  Funds from Operations is defined and discussed in Liquidity and
     Capital Resources.
(4)  Amounts in the table may not add due to rounding.
(5)  Certain 1998 amounts have been reclassified to conform to 1999 classifications.

Consolidated Businesses
-----------------------

  Total revenues for the three months ended March 31, 1999 were $57.6 million, a $15.3 million, or 36.2%, increase over the comparable period in 1998, excluding revenues of the transferred centers. Minimum rents increased $7.5 million of which $5.9 million was caused by the opening of MacArthur Center and Great Lakes Crossing. Minimum rents also increased due to tenant rollovers. Expense recoveries increased primarily due to the new centers. Revenues from management, leasing, and development services increased primarily due to the management agreements with GMPT. Other revenue decreased primarily due to a decrease in lease cancellation revenue, offset by an increase in gains on sales of peripheral land.

     Total operating costs were $52.6 million, an $8.1 million, or 13.3% decrease over the comparable period in 1998, excluding expenses other than depreciation, amortization and interest of the transferred centers. Recoverable and depreciation and amortization expenses increased primarily due to Great Lakes Crossing and MacArthur Center. Costs of management, leasing and development services increased primarily due to the management agreements with GMPT. Other operating expense increased due to an increase in the charge to operations for costs of potentially unsuccessful pre-development activities, bad debt expense and the new centers. General and administrative expense decreased $2.1 million primarily due to decreases in payroll, professional fees and recruiter costs. Interest expense decreased primarily due to the assumption of debt by GMPT as part of the GMPT Exchange, partially offset by an increase in debt used to finance Great Lakes Crossing and a decrease in capitalized interest related to this center.

Unconsolidated Joint Ventures
-----------------------------

  Total revenues for the three months ended March 31, 1999 were $60.3 million, a $3.7 million, or 6.5%, increase from the comparable period of 1998, excluding revenues of the transferred center. The increase in minimum rents and expense recoveries was primarily due to the expansion at Cherry Creek and the opening of Arizona Mills in November 1997. Minimum rents also increased due to tenant rollovers. Other revenue decreased by $1.1 million primarily due to a decrease in gains on sales of peripheral land.

  Total operating costs decreased by $6.8 million (of which $5.8 million represented the expenses other than interest, depreciation, and amortization of the transferred center), to $42.0 million for the three months ended March 31, 1999. Recoverable expenses increased primarily due to the Cherry Creek expansion and Arizona Mills. Interest expense decreased due to the assumption of debt by GMPT as part of the GMPT Exchange.

  As a result of the foregoing, income before extraordinary item of the Unconsolidated Joint Ventures decreased by $5.0 million, or 21.5%, to $18.3 million. The Company's equity in income before extraordinary item of the Unconsolidated Joint Ventures was $9.6 million, a 17.9% decrease from the comparable period in 1998.

Net Income
----------

  As a result of the foregoing, the Company's income before extraordinary item and minority interest decreased $6.9 million, or 32.7%, to $14.2 million for the three months ended March 31, 1999. During 1998, an extraordinary charge of $1.0 million was recognized related to the extinguishment of debt. The minority interest in the Company's results decreased to $7.5 million, from $11.2 million in 1998, primarily reflecting the Company's increased ownership in the Operating Partnership due to the GMPT Exchange. After payment of $4.2 million in Series A preferred dividends, net income available to common shareowners for 1999 was $2.5 million compared to $4.8 million in 1998.

Investment in Fashionmall.com
-----------------------------

     In April 1999, the Company made an investment of $5.8 million in an e-commerce company that markets and sells fashion apparel, footwear, and beauty products over the Internet. The Company's investment will become 824,084 convertible preferred shares of Fashionmall.com, Inc., a 9.9% interest in the company, upon completion of Fashionmall.com, Inc.'s anticipated initial public offering which is currently in registration. The investment was based on a $7.00 per share purchase price, and is subject to an upward adjustment to the lower of the initial public offering price and $9.00 per share. In addition, the Company received an option, exercisable during the 60-day period commencing one year after the offering, to purchase an additional 924,898 shares of common stock at the initial public offering price per share.
                                      -16-

Liquidity and Capital Resources

  On September 30, 1998, the Company obtained a majority and controlling interest in the Operating Partnership as a result of the GMPT Exchange (See Results of Operations - GMPT Exchange and Related Transactions above). As of that date the Company consolidated the accounts of the Operating Partnership in the Company's financial statements. Prior to that date the Company accounted for its investment in the Operating Partnership under the equity method. In the following discussion, references to beneficial interest represent the Operating Partnership's share of the results of its consolidated and unconsolidated businesses. The Company does not have and has not had any parent company indebtness; all debt discussed represents obligations of the Operating Partnership or its subsidiaries and joint ventures.

  The Company believes that its net cash provided by operating activities, distributions from the Joint Ventures, the unutilized portion of its credit facilities, and its ability to access the capital markets, assures adequate liquidity to conduct its operations in accordance with its dividend and financing policies.

  As of March 31, 1999, the Company had a consolidated cash balance of $12.5 million. Additionally, the Company has an unsecured $200 million line of credit. The line had $90 million of borrowings as of March 31, 1999 and expires in September 2001. The Company also has available an unsecured bank line of credit of up to $40 million. The line had $13.1 million of borrowings as of March 31, 1999 and expires in August 1999.

  Proceeds from borrowings provided funding of $89.3 million for the first three months of 1999 compared to $129.9 million in the comparable period of 1998 (including $77.7 million for the redemption of 6.1 million units of partnership interest in January 1998). Additionally, the proceeds were used to fund capital expenditures for the Consolidated Businesses and contributions to Unconsolidated Joint Ventures for construction costs.

   At March 31, 1999, the Operating Partnership's debt and its beneficial interest in the debt of its Consolidated and Unconsolidated Joint Ventures totaled $1,274.9 million. As shown in the following table, $279.6 million of this debt was floating rate debt that remained unhedged at March 31, 1999. Interest rates shown do not include amortization of debt issuance costs and interest rate hedging costs. These items are reported as interest expense in the results of operations. In the aggregate, these costs added 0.42% to the effective rate of interest on beneficial interest in debt at March 31, 1999. Included in beneficial interest in debt is debt used to fund development and expansion costs. Beneficial interest in assets on which interest is being capitalized totaled $177.4 million as of March 31, 1999. Beneficial interest in capitalized interest was $4.4 million for the three months ended March 31, 1999.

                                          Beneficial Interest in Debt
                                 -----------------------------------------------
                                  Amount      Interest  LIBOR  Frequency  LIBOR
                                 (in millions  Rate at   Cap    of Rate     at
                                 of dollars)  3/31/99   Rate   Resets   3/31/99
                                 -----------  -------   ----   ------   -------
Total beneficial  interest
  in fixed rate  debt              $408.5     8.01%(1)
Floating rate debt
  hedged via interest rate caps:
    Through May 1999                200.0     6.09 (1)  6.00%  Monthly    4.94%
    Through July 1999                65.0     5.71      7.00   Monthly    4.94
    Through December 1999           200.0     6.09 (1)  7.00   Monthly    4.94
    Through October 2001             25.0     5.39      8.55   Monthly    4.94
    Through January 2002             53.4     6.23 (1)  9.50   Monthly    4.94
    Through July 2002                43.4     6.10      6.50   Monthly    4.94
Other floating rate debt            279.6     6.09 (1)
                                    -----

Total beneficial interest in debt  $1,274.9   6.68 (1)
                                   ========

1) Denotes weighted average interest rate.

  Certain loan agreements contain various restrictive covenants, including limitations on net worth, minimum debt service and fixed charges coverage ratios, a maximum payout ratio on distributions, and a minimum debt yield ratio, the latter being the most restrictive. The Company is in compliance with all of such covenants.

  In April 1999, a secured, ten-year financing of $270 million with an all-in rate of approximately 6.9% on The Mall at Short Hills was completed. The Company used the proceeds to partially pay down its $340 million bridge loan which matures on June 21, 1999. The Company is currently working on securing a mortgage on Biltmore Fashion Park to refinance the remaining $70 million balance on the bridge loan.

  Also in April 1999, a three-year $170 million facility, secured by Great Lakes Crossing, was finalized. The loan agreement provides for an option to extend the maturity date one year. The loan bears interest at one month LIBOR plus 1.50%. Proceeds from the loan were used to repay the balance of the existing unsecured construction facility. Payment of principal and interest are guaranteed by the Operating Partnership. The loan agreement provides for a reduction of the interest rate and the amount guaranteed as certain center performance and valuation criteria are met. In addition, the Company finalized an amendment to the MacArthur Center construction facility. The total availability under the facility is $120 million with interest at one month LIBOR plus 1.35%.

Sensitivity Analysis

  The Company has exposure to interest rate risk on its debt obligations and interest rate instruments. Based on the Operating Partnership's beneficial interest in debt and interest rates in effect at March 31, 1999 and considering the Short Hills financing mentioned above, a one percent increase or decrease in interest rates would decrease or increase annual earnings and cash flows by approximately $5.1 million. Based on the Company's consolidated debt and interest rates in effect at March 31, 1999, as well as the Short Hills financing, a one percent increase or decrease in interest rates would decrease or increase the fair value of debt by approximately $25 million.

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

Reconciliation of Net Income to Funds from Operations

                                     Three Months Ended      Three Months Ended
                                      March 31, 1999           March 31, 1998
                                     ------------------      ------------------
                                             (in millions of dollars)
Income before extraordinary item
   and minority interest (1)               14.2                    21.1
Depreciation and Amortization (2)          12.2                    15.1
Share of Unconsolidated Joint Ventures'
   depreciation and amortization (3)        5.0                     5.1
Other income/expenses, net                                          0.2
Non-real estate depreciation               (0.6)                   (0.5)
Preferred dividends                        (4.2)                   (4.2)
                                           ----                    ----
Funds from Operations                      26.6                    36.8
                                           ====                    ====
Funds from Operations allocable to
   the Company                             16.7                    13.9
                                           ====                    ====
(1) Includes gains on peripheral land sales of $0.5 million and $0.4 million for the three months ended March 31, 1999 and March 31, 1998, respectively.
(2)  Includes   $0.5  million  and  $0.7  million  of  mall  tenant   allowance
     amortization for the three months ended March 31, 1999 and March 31, 1998, respectively.
(3) Includes $0.3 million of mall tenant allowance amortization for each of the three month periods ended March 31, 1999 and March 31, 1998.

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

  On March 4, 1999, the Company declared a quarterly dividend of $0.24 per common share payable April 20, 1999 to shareowners of record on March 31, 1999. The Board of Directors also declared a quarterly dividend of $0.51875 per share on the Company's 8.3% Series A Preferred Stock for the quarterly dividend period ended March 31, 1999, which was paid on March 31, 1999 to shareowners of record on March 16, 1999.

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

Capital Spending

  Capital spending for routine maintenance of the shopping centers is generally recovered from tenants. The following table summarizes planned capital spending, which is not recovered from tenants and assuming no acquisitions during 1999:


                                                                1999
                                   ------------------------------------------------------------
                                                                        Beneficial  Interest in
                                                    Unconsolidated      Consolidated Businesses
                                   Consolidated         Joint             and Unconsolidated
                                    Businesses        Ventures(1)          Joint Ventures(1)(2)
                                   ------------------------------------------------------------
                                                  (in millions of dollars)
Development, renovation, and
  expansion                            223.4 (3)        25.4                    190.0
Mall tenant allowances                   6.1             9.8                     11.1
Pre-construction development and
  other                                 21.5             4.0                     23.5
                                       -----           -----                    -----
Total                                  251.0            39.2                    224.6
                                       =====           =====                    =====

(1)   Costs are net of intercompany profits.
(2)   Includes  the  Operating   Partnership's  share  of  construction  costs  for
      MacArthur  Center  (a 70%  owned  consolidated  joint  venture),  The Mall at
      Wellington Green (a 90% owned  consolidated  joint venture) and International
      Plaza (a 50.1% owned consolidated joint venture).
(3)   Includes costs related to MacArthur Center, The Shops at Willow Bend, The Mall at
      Wellington Green and International Plaza.


  MacArthur Center, a new center in Norfolk, Virginia, opened in March 1999. The 930,000 square foot center is anchored by Nordstrom and Dillard's. This center is owned by a joint venture in which the Operating Partnership has a 70% controlling interest and cost approximately $157 million.

     International Plaza, a new 1.3 million square foot center under construction in Tampa, Florida, will be anchored by Nordstrom, Lord & Taylor, Dillard's and Neiman Marcus. This center will be owned by a joint venture in which the Operating Partnership will have a controlling 50.1% interest. In 1999, the Company held ground-breaking ceremonies for The Shops at Willow Bend, a new
1.5 million square foot center in Plano, Texas. Anchors will be Neiman Marcus, Saks Fifth Avenue, Lord & Taylor, Foley's and Dillard's. The Mall at Wellington Green, a 1.3 million square foot center under construction in West Palm Beach County, Florida, will be anchored by Lord & Taylor, Burdine's, Dillard's and JCPenney. The center will be owned by a joint venture in which the Operating Partnership has a 90% controlling interest. All three of these centers are expected to open in 2001 and will have an aggregate cost to the Operating
Partnership of over $500 million. The Operating Partnership is presently arranging construction loans for these projects and expects to complete the financings by the end of 1999.

  In 1996, the Operating Partnership entered into an agreement to lease Memorial City Mall, a 1.4 million square foot shopping center located in Houston, Texas. Memorial City is anchored by Sears, Foley's, Montgomery Ward and Mervyn's. In November 1999, the Operating Partnership has the option to terminate the lease by paying $2 million to the lessor. The Operating Partnership is using this option period to evaluate the redevelopment opportunities of the center. Under the terms of the lease, the Operating Partnership has agreed to invest a minimum of $3 million during the three-year option period. If the redevelopment proceeds, the Operating Partnership is required to invest an additional $22 million in property expenditures not recoverable from tenants during the first 10 years of the lease term.

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

  The Operating Partnership anticipates that its share of costs for development projects scheduled to be completed in 2001 will be as much as $185 million in 2000. The Operating Partnership's estimates of 1999 and 2000 capital spending include only projects approved by the Company's Board of Directors and, consequently, estimates will change as new projects are approved. Estimates regarding capital expenditures presented above are forward-looking statements and certain significant factors could cause the actual results to differ materially, including but not limited to: 1) actual results of negotiations with anchors, tenants and contractors; 2) changes in the scope and number of projects; 3) cost overruns; 4) timing of expenditures; 5) financing considerations; and 6) actual time to complete projects.

Year 2000 Matters

     The approach of the calendar year 2000 (Year 2000) presents issues for many financial, information, and operational systems that may not properly recognize the Year 2000. The Company has developed a high-level plan to address the risks posed by the Year 2000 issue, covering affected application and infrastructure systems. Affected systems include both informational (such as accounting and payroll) and operational (such as elevators, security and lighting). The Company's plan also addresses the effect of Year 2000 on third parties with which it conducts business, including tenants, vendors, contractors, creditors, and others. The Company has completed the assessment, inventory, planning and testing phases of its plan and has determined that the majority of the Company's internal systems and all of its mission critical systems are already Year 2000 compliant. The Company has requested information and has obtained commitments from tenants, vendors, suppliers and business partners and is continuing to develop contingency plans to minimize the impact on the Company in the event they do not meet their Year 2000 commitments.

  The Company performed a full system test during the first quarter of 1999 and expects to remediate any remaining issues encountered with application and infrastructure systems through repair and/or replacement in the second quarter. The estimated costs of addressing this issue are not expected to be material to 1999 operations. The Company will also continue monitoring the progress of material third parties' responses to the Year 2000 issue. The Company believes that its most likely exposure will be the failure of third parties in comprehensively addressing the issue. For example, failure of utility companies to meet their commitments might result in temporary business interruption at centers. The Company is continuing to develop contingency plans in response to such exposure, as appropriate. Failure of third parties with which the Company conducts business to successfully respond to the Year 2000 issue may have a material adverse effect on the Company.

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

  Based on a market value at March 31, 1999 of $12.25 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $296 million. The purchase of these interests at March 31, 1999 would have resulted in the Company owning an additional 29% interest in the Operating Partnership.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

  The information required by this item is included in this report at Item 2 under the caption "Liquidity and Capital Resources - Sensitivity Analysis".

                                    PART II

                               OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          a) Exhibits

             10 -- The Taubman Company Long-Term Performance Compensation Plan (as amended and restated effective January 1, 1999).

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


                                              TAUBMAN CENTERS, INC.



Date:    May 4, 1999                          By: /s/ Lisa A. Payne
                                                    -----------------
                                                   Lisa A. Payne
                                                   Executive    Vice   President
                                                   and Chief Financial Officer

                                 EXHIBIT INDEX



         Exhibit
         Number
         -------

           10  --  The Taubman Company Long-Term Performance Compensation Plan
                   (as amended and restated effective January 1, 1999).

           12  --  Statement Re: Computation of Taubman  Centers,  Inc. Ratio of
                   Earnings  to  Combined Fixed  Charges  and  Preferred   Stock
                   Dividends.

           27  --  Financial Data Schedule.