Form 10-Q
period 1999-06-30
TAUBMAN CENTERS INC
filed 1999-08-11
CIK 890319

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the Quarter Ended: June 30, 1999
                           Commission File No. 1-11530


                              Taubman Centers, Inc.
              ______________________________________________________
              (Exact name of registrant as specified in its charter)


    Michigan                                     38-2033632
    ______________________________         ________________________
    (State or other jurisdiction of        (I.R.S. Employer
    incorporation or organization)         Identification No.)

    200 East Long Lake Road, Suite 300, P.O. Box 200, Bloomfield  Hills,
    ____________________________________________________________________
    Michigan                                        48303-0200
    ____________________________________________________________________
    (Address of principal executive offices)        (Zip Code)

                                 (248) 258-6800
    ____________________________________________________________________
    (Registrant's telephone number, including area code)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X .   No    .
          ___       ___

      As of August 9, 1999, there were outstanding 53,277,693 shares of the Company's common stock, par value $0.01 per share.

                        PART 1. FINANCIAL INFORMATION


Item 1. Financial Statements.


The following consolidated financial statements of Taubman Centers, Inc. (the Company) are provided pursuant to the requirements of this item.


Consolidated Balance Sheet as of June 30, 1999 and December 31, 1998...........2
Consolidated Statement of Operations for the three months ended
     June 30, 1999 and 1998....................................................3
Consolidated Statement of Operations for the six months ended
     June 30, 1999 and 1998....................................................4
Consolidated Statement of Cash Flows for the six months ended
     June 30, 1999 and 1998....................................................5
Notes to Consolidated Financial Statements.....................................6

                              TAUBMAN CENTERS, INC.

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except share data)


                                                      June 30     December 31
                                                      -------     -----------
                                                       1999          1998
                                                      -------     -----------
Assets:
  Properties, net                                  $1,365,396     $1,308,642
  Investment in Unconsolidated Joint Ventures          99,997         98,350
  Cash and cash equivalents                            15,706         19,045
  Accounts and notes receivable, less allowance
    for doubtful accounts of $1,192 and $333 in
    1999 and 1998                                      27,137         20,595
  Accounts receivable from related parties              4,352          7,092
  Deferred charges and other assets                    41,943         27,139
                                                   ----------     ----------
                                                   $1,554,531     $1,480,863
                                                   ==========     ==========
Liabilities:
  Mortgage notes payable                           $  911,937     $  243,352
  Unsecured notes payable                              20,415        531,946
  Accounts payable and accrued liabilities            105,996        171,669
  Dividends payable                                    12,787         12,719
                                                   ----------     ----------
                                                   $1,051,135     $  959,686
Commitments and Contingencies (Note 5)

Minority Interests (Note 1)

Shareowners' Equity:
  Series A Cumulative Redeemable Preferred
     Stock, $0.01 par value, 50,000,000
     shares authorized, $200 million liquidation
     preference, 8,000,000 shares issued and
     outstanding at June 30, 1999 and December
     31, 1998                                      $       80     $       80
  Series B Non-Participating Convertible Preferred
     Stock, $0.001 par and liquidation value,
     40,000,000 shares authorized and 31,399,913
     shares issued and outstanding at June 30, 1999
     and December 31, 1998                                 31             28
  Common Stock, $0.01 par value, 250,000,000 shares
     authorized, 53,277,693 and 52,995,904 issued
     and outstanding at June 30, 1999 and December
     31, 1998                                             533            530
  Additional paid-in capital                          701,006        697,965
  Dividends in excess of net income                  (198,254)      (177,426)
                                                   ----------     ----------
                                                   $  503,396     $  521,177
                                                   ----------     ----------
                                                   $1,554,531     $1,480,863
                                                   ==========     ==========


               See notes to consolidated financial statements.

                              TAUBMAN CENTERS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                        (in thousands, except share data)


                                                     Three Months Ended June 30
                                                     --------------------------
                                                            1999        1998
                                                            ----        ----
Income:
  Minimum rents                                          $ 35,285    $ 25,682
  Percentage rents                                          1,793         845
  Expense recoveries                                       21,392      14,768
  Revenues from management, leasing and
    development services                                    5,943       2,000
  Other                                                     5,193       2,737
  Revenues - transferred centers (Note 1)                              46,071
                                                         --------    --------
                                                         $ 69,606    $ 92,103
                                                         --------    --------
Operating Expenses:
  Recoverable expenses                                   $ 18,957    $ 13,260
  Other operating                                          11,043       7,872
  Management, leasing and development services              4,464       1,248
  General and administrative                                4,421       7,323
  Expenses other than interest, depreciation and
     amortization - transferred centers (Note 1)                       15,353
  Interest expense                                         13,823      21,949
  Depreciation and amortization (including $7.6
     million in 1998 relating to the transferred
     centers)                                              12,889      15,530
                                                         --------    --------
                                                         $ 65,597    $ 82,535
                                                         --------    --------
Income before equity in net income of Unconsolidated
  Joint Ventures, extraordinary items, and minority
  interest                                               $  4,009    $  9,568
Equity in net income of Unconsolidated Joint Ventures      10,111      10,946
                                                         --------    --------
Income before extraordinary items and minority interest  $ 14,120    $ 20,514
Extraordinary items (Note 3)                                 (301)
Minority interest:
  Minority share of income                                 (4,390)    (11,468)
  Distributions in excess of earnings                      (3,118)
                                                         --------    --------
Net income                                               $  6,311    $  9,046
Series A preferred dividends                               (4,150)     (4,150)
                                                         --------    --------
Net income available to common shareowners               $  2,161    $  4,896
                                                         ========    ========

Basic and diluted earnings per common share:
  Income before extraordinary items                      $    .04    $    .09
                                                         ========    ========
  Net income                                             $    .04    $    .09
                                                         ========    ========

Cash dividends declared per common share                 $    .24    $   .235
                                                         ========    ========

Weighted average number of common shares
     outstanding                                       53,192,213  52,240,765
                                                       ==========  ==========




                 See notes to consolidated financial statements.

                              TAUBMAN CENTERS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                        (in thousands, except share data)


                                                      Six Months Ended June 30
                                                      ------------------------
                                                           1999         1998
                                                           ----         ----
Income:
  Minimum rents                                          $ 68,299    $ 51,035
  Percentage rents                                          2,778       1,800
  Expense recoveries                                       38,977      28,413
  Revenues from management, leasing and
    development services                                   11,676       3,777
  Other                                                     8,307       6,177
  Revenues - transferred centers (Note 1)                              88,103
                                                         --------    --------
                                                         $130,037    $179,305
                                                         --------    --------
Operating Expenses:
  Recoverable expenses                                   $ 34,426    $ 25,491
  Other operating                                          19,248      13,843
  Management, leasing and development services              8,855       2,281
  General and administrative                                9,149      14,149
  Expenses other than interest, depreciation and
     amortization - transferred centers (Note 1)                       29,453
  Interest expense                                         24,688      44,586
  Depreciation and amortization (including $14.8
     million in 1998 relating to the transferred
     centers)                                              25,092      30,577
                                                         --------    --------
                                                         $121,458    $160,380
                                                         --------    --------

Income before equity in income before extraordinary
  item of Unconsolidated Joint Ventures,
  extraordinary items, and minority interest             $  8,579    $ 18,925
Equity in income before extraordinary item of
  Unconsolidated Joint Ventures                            19,734      22,676
                                                         --------    --------
Income before extraordinary items and minority interest  $ 28,313    $ 41,601
Extraordinary items (Notes 2 and 3)                          (301)       (957)
Minority interest:
  Minority share of income                                 (8,927)    (22,698)
  Distributions in excess of earnings                      (6,088)
                                                         --------    --------
Net income                                               $ 12,997    $ 17,946
Series A preferred dividends                               (8,300)     (8,300)
                                                         --------    --------
Net income available to common shareowners               $  4,697    $  9,646
                                                         ========    ========

Basic earnings per common share:
  Income before extraordinary items                      $    .09    $    .19
                                                         ========    ========
  Net income                                             $    .09    $    .19
                                                         ========    ========

Diluted earnings per common share:
  Income before extraordinary items                      $    .09    $    .19
                                                         ========    ========
  Net income                                             $    .09    $    .18
                                                         ========    ========

Cash dividends declared per common share                 $    .48    $    .47
                                                         ========    ========

Weighted average number of common shares outstanding   53,104,922  51,512,514
                                                       ==========  ==========


                    See notes to consolidated financial statements.

                              TAUBMAN CENTERS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                                       Six Months Ended June 30
                                                       ------------------------
                                                          1999          1998
                                                          ----          ----
Cash Flows from Operating Activities:
   Income before extraordinary items and minority
     interest                                          $ 28,313       $ 41,601
   Adjustments to reconcile income before
     extraordinary items and minority interest
     to net cash provided by operating activities:
       Depreciation and amortization                     25,092         30,577
       Provision for losses on accounts receivable        1,508            817
       Amortization of deferred financing costs           2,726          1,422
       Other                                                167            415
       Gains on sales of land                              (850)
       Increase (decrease) in cash attributable to
       changes  in  assets  and liabilities:
        Receivables, deferred charges and other assets   (8,670)          (743)
        Accounts payable and other liabilities          (11,119)         4,799
                                                      ---------      ---------
Net Cash Provided By Operating Activities             $  37,167      $  78,888
                                                      ---------      ---------

Cash Flows from Investing Activities:
   Additions to properties                            $(119,684)     $(116,349)
   Proceeds from sales of land                              692
   Purchase of interest in Fashionmall.com, Inc.
     (Note 7)                                            (7,417)
   Contributions to Unconsolidated Joint Ventures        (8,812)       (18,839)
   Distributions from Unconsolidated Joint Ventures
     in excess of income before extraordinary
     item                                                 2,865         47,636
                                                      ---------     ----------
Net Cash Used In Investing Activities                 $(132,356)    $  (87,552)
                                                      ---------     ----------

 Cash Flows from Financing Activities:
   Debt proceeds                                      $ 671,355     $  178,594
   Debt payments                                       (514,301)       (49,568)
   Debt issuance costs                                   (9,742)
   Redemption of partnership units                                     (77,698)
   GMPT Exchange                                         (9,737)
   Distributions to minority interest                   (15,015)       (38,937)
   Issuance of stock                                      3,047         26,308
   Cash dividends to common shareowners                 (25,457)       (23,873)
   Cash dividends to Series A preferred shareowners      (8,300)        (8,300)
                                                      ---------     ----------
Net Cash Provided By Financing Activities             $  91,850     $    6,526
                                                      ---------     ----------

Net Decrease In Cash                                  $  (3,339)    $   (2,138)

Cash and Cash Equivalents at Beginning of Period         19,045          8,965
Effect of consolidating TRG in connection with the
   GMPT Exchange (TRG's cash balance at Beginning
   of Period) (Note 1)                                                   3,250
                                                      ---------     ----------
Cash and Cash Equivalents at End of Period            $  15,706     $   10,077
                                                      =========     ==========

   Interest on mortgage notes and other loans paid during the six months ended June 30, 1999 and 1998, net of amounts capitalized of $7,313 and $7,456, was $21,737 and $41,918, respectively.


                       See notes to consolidated financial statements.

                              TAUBMAN CENTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         Six months ended June 30, 1999

Note 1 - Interim Financial Statements

  Taubman Centers, Inc. (the Company or TCO), a real estate investment trust, or REIT, is the managing general partner of The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG). The Operating Partnership is an operating subsidiary that engages in the ownership, management, leasing, acquisition, development, and expansion of regional retail shopping centers and interests therein. The Operating Partnership's portfolio as of June 30, 1999 includes 17 urban and suburban shopping centers in seven states. Three additional centers are under construction in Florida and Texas.

  On September 30, 1998, the Company obtained a majority and controlling interest in the Operating Partnership as a result of a transaction in which the Operating Partnership transferred interests in 10 shopping centers, together with $990 million of its debt, for all of the partnership units owned by two General Motors pension trusts (GMPT), representing approximately 37% of the Operating Partnership's equity (the GMPT Exchange).

  The consolidated financial statements of the Company include all accounts of the Company, the Operating Partnership and its consolidated subsidiaries; all intercompany balances have been eliminated. Investments in entities not unilaterally controlled by ownership or contractual obligation (Unconsolidated Joint Ventures) are accounted for under the equity method.

  The Company's ownership in the Operating Partnership at June 30, 1999 consisted of a 62.9% managing general partnership interest (53,277,693 of the 84,677,606 units of partnership interest outstanding), as well as a preferred equity interest. Net income and distributions are allocable first to the preferred equity interest, and the remaining amounts to the general and limited partners in the Operating Partnership in accordance with their percentage ownership. The Company's average ownership percentage in the Operating Partnership for the three months ended June 30, 1999 and 1998 was 62.9% and 39.1%, respectively. The Company's average ownership percentage in the Operating Partnership for the six months ended June 30, 1999 and 1998 was 62.8% and 38.7%, respectively.

  Because the net equity of the Operating Partnership is less than zero, the ownership interest of the Operating Partnership's noncontrolling partners (the Minority Interest) is presented as a zero balance in the balance sheet as of June 30, 1999 and December 31, 1998, and subsequent to the GMPT Exchange, the income allocated to the Minority Interest is equal to the Minority Interest's share of distributions. The Operating Partnership's net equity is less than zero because of accumulated distributions in excess of net income and not as a result of operating losses. Distributions to partners are usually greater than net income because net income includes non-cash charges for depreciation and amortization.

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

                              TAUBMAN CENTERS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 2 - Investments in Unconsolidated Joint Ventures

     Following are the Company's investments in various real estate Unconsolidated Joint Ventures which own regional retail shopping centers. The Operating Partnership is generally the managing general partner of these Unconsolidated Joint Ventures. The Operating Partnership's interest in each Unconsolidated Joint Venture is as follows:

                                                                 Ownership
                                                                    as of
  Unconsolidated Joint Venture         Shopping Center          June 30, 1999
  ----------------------------         ---------------          -------------

  Arizona Mills, L.L.C.                 Arizona Mills               37%
  Fairfax Company of Virginia L.L.C.    Fair Oaks                   50
  Lakeside Mall Limited
    Partnership                         Lakeside                    50
  Rich-Taubman Associates               Stamford Town Center        50
  Taubman-Cherry Creek
    Limited Partnership                 Cherry Creek                50
  Twelve Oaks Mall Limited
    Partnership                         Twelve Oaks Mall            50
  West Farms Associates                 Westfarms                   79
  Woodland                              Woodland                    50

   The Company's carrying value of its Investment in Unconsolidated Joint Ventures differs from its share of the deficiency in assets reported in the combined balance sheet of the Unconsolidated Joint Ventures due to (i) the Company's cost of its investment in excess of the historical net book values of the Unconsolidated Joint Ventures and (ii) intercompany profits on sales of services that are capitalized by the Unconsolidated Joint Ventures. The Company reduces its investment in Unconsolidated Joint Ventures to eliminate the intercompany profits and amortizes such amounts over the useful lives of the related assets. The Company's additional basis allocated to depreciable assets is recognized on a straight-line basis over 40 years.

  During the three months ended March 31, 1998, an Unconsolidated Joint Venture incurred an extraordinary charge related to the extinguishment of debt, primarily consisting of a prepayment premium.

  Combined balance sheet and results of operations information are presented below (in thousands) for all Unconsolidated Joint Ventures, followed by the Operating Partnership's beneficial interest in the combined information. Beneficial interest is calculated based on the Operating Partnership's ownership interest in each of the Unconsolidated Joint Ventures. The accounts of Woodfield Associates, formerly a 50% Unconsolidated Joint Venture transferred to GMPT (Note 1), are included in these results for the three and six months ended June 30, 1998.

                              TAUBMAN CENTERS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                                       June 30      December 31
                                                       -------      -----------
                                                        1999           1998
                                                        ----           ----
Assets:
  Properties, net                                    $  579,466     $ 572,149
  Other assets                                           72,926        73,046
                                                     ----------      --------
                                                     $  652,392     $ 645,195
                                                     ==========     =========
Liabilities and partners' accumulated deficiency
  in assets:
  Debt                                               $  825,888     $ 825,927
  Capital lease obligations                               4,509         5,187
  Other liabilities                                      37,753        47,622
  TRG's accumulated deficiency in assets                (94,666)     (103,545)
  Unconsolidated Joint Venture Partners'
    accumulated deficiency in assets                   (121,092)     (129,996)
                                                     ----------      --------
                                                     $  652,392     $ 645,195
                                                     ==========     =========
TRG's accumulated deficiency in assets (above)       $  (94,666)    $(103,545)
Elimination of intercompany profit                       (5,414)       (4,846)
TCO's additional basis                                  200,077       206,741
                                                     ----------     ---------
Investment in Unconsolidated Joint Ventures          $   99,997     $  98,350
                                                     ==========     =========

                                     Three Months Ended       Six Months Ended
                                          June 30                   June 30
                                     -------------------      -----------------
                                       1999        1998       1999       1998
                                       ----        ----       ----       ----
Revenues                            $ 62,358    $ 72,337    $122,652   $144,458
                                    --------    --------    --------   --------
Recoverable and other
  operating expenses                $ 21,656    $ 26,279    $ 42,594   $ 51,247
Interest expense                      15,155      18,224      30,447     35,357
Depreciation and amortization          7,669       8,215      14,930     16,660
                                    --------    --------    --------   --------
Total operating costs               $ 44,480    $ 52,718    $ 87,971   $103,264
                                    --------    --------    --------   --------
Income before extraordinary
  item                              $ 17,878    $ 19,619    $ 34,681   $ 41,194
Extraordinary item                                                       (1,913)
                                    --------    --------    --------   --------
Net income                          $ 17,878    $ 19,619    $ 34,681   $ 39,281
                                    ========    ========    ========   ========

Net income allocable to TRG         $  9,957    $ 10,308    $ 19,497   $ 20,481
Extraordinary item allocable
  to TRG                                                                    957
Realized intercompany profit           1,336       1,620       2,601      3,093
Depreciation of TCO's additional
     basis                            (1,182)       (982)     (2,364)    (1,855)
                                     -------    --------    --------   --------
Equity in income before
  extraordinary item of
  Unconsolidated Joint
  Ventures                          $ 10,111   $  10,946    $ 19,734   $ 22,676
                                    ========   =========    ========   ========
Beneficial interest in
  Unconsolidated Joint
  Ventures' operations:
    Revenues less recoverable
      and other operating
      expenses                     $  23,452   $  25,814    $ 46,303   $ 51,866
    Interest expense                  (8,189)     (9,706)    (16,432)   (18,911)
    Depreciation and
     amortization                     (5,152)     (5,162)    (10,137)   (10,279)
                                    --------   ---------    --------   --------
    Income before
     extraordinary item            $  10,111   $  10,946    $ 19,734   $ 22,676
                                   =========   =========    ========   ========

                              TAUBMAN CENTERS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 3 - Beneficial Interest in Debt and Interest Expense

  During the three months ended June 30, 1999, the following debt transactions occurred:

     A ten-year financing of $270 million with an all-in rate of approximately 6.9% secured by The Mall at Short Hills was completed in April 1999. Also, a ten-year financing of $80 million with an all-in rate of approximately 7.8% on Biltmore Fashion Park was completed in June 1999. The Company used the net proceeds from these financings to pay off the balance on its $340 million bridge loan.

  A three-year $170 million loan, secured by Great Lakes Crossing, was finalized. The loan agreement provides for an option to extend the maturity date one year. The loan bears interest at one month LIBOR plus 1.50%. Proceeds from the loan were used to repay the balance of the existing construction facility. Payment of principal and interest are guaranteed by the Operating Partnership. The loan agreement provides for a reduction of the interest rate and the amount guaranteed as certain center performance and valuation criteria are met. In addition, the Company finalized an amendment to the MacArthur Center construction facility. The total availability under the facility is $120 million with interest at one month LIBOR plus 1.35%. The balance at June 30, 1999 was $108.2 million.

  In June 1999, the Operating Partnership's $200 million line of credit facility was securitized, with interests in Fairlane, LaCumbre, Paseo Nuevo, and Regency Square serving as collateral. The rate on the line was decreased to LIBOR plus 0.90%.

  During the three months ended June 30, 1999, extraordinary charges to income of $0.3 million were recognized in connection with the extinguishment of debt.

  The Operating Partnership's beneficial interest in the debt, capital lease obligations, capitalized interest, and interest expense of its consolidated subsidiaries and its Unconsolidated Joint Ventures is summarized in the following table. The Operating Partnership's beneficial interest excludes debt and interest relating to the 30% minority interest in MacArthur Center, and subsequent to the refinancing relating to Great Lakes Crossing, the 20% minority interest in that center.

                               Unconsolidated        Share
                                    Joint       of Unconsolidated    Consolidated    Beneficial
                                  Ventures       Joint Ventures      Subsidiaries     Interest
                                 ----------      ---------------     ------------    ----------

Debt as of:
  June 30, 1999                    $ 825,888        $ 439,088        $ 932,352     $ 1,304,988
  December 31, 1998                  825,927          439,271          775,298       1,186,192

Capital lease obligations:
  June 30, 1999                    $   4,509        $   2,481            --        $    2,481
  December 31, 1998                    5,187            2,858            --             2,858

Capitalized interest:
  Six months ended June 30, 1999   $     713        $     356        $   7,313     $    7,669
  Six months ended June 30, 1998       1,130              558            7,456          7,345

Interest expense
  (Net of capitalized interest):
  Six months ended June 30, 1999   $  30,447        $  16,432        $  24,688     $   39,935
  Six months ended June 30, 1998      35,357           18,911           44,586         63,497


                                 TAUBMAN CENTERS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 4 - Incentive Option Plan

  The Operating Partnership may issue options for up to 7.7 million units of partnership interest under its incentive option plan for employees of its subsidiary partnership, The Taubman Company Limited Partnership (the Manager). The per unit exercise price of an option is the fair market value of a unit on the date of grant. Incentive options generally vest in one-third increments on the third, fourth, and fifth anniversaries (and expire on the tenth anniversary) of the grant date. Options for 281,789 units and 103,368 units were exercised during the first six months of 1999 and 1998 at weighted average exercise prices of $10.80 and $11.11, respectively. During the six months ended June 30, 1999, the Operating Partnership granted options for 1.0 million units at $12.25 per unit and canceled options for 87,568 units at a weighted average exercise price of $12.95 per unit. As of June 30, 1999, there were vested options for 6.1 million units with a weighted exercise price of $11.24 per unit and outstanding options (including unvested options) for a total of 7.4 million units with a weighted average exercise price of $11.36 per unit.

Note 5 - Commitments and Contingencies

  At the time of the Company's initial public offering (IPO) and acquisition of its partnership interest in the Operating Partnership, the Company entered into an agreement (the Cash Tender Agreement) with A. Alfred Taubman, who is the Company's chairman and owns an interest in the Operating Partnership, whereby he has the annual right to tender to the Company units of partnership interest in the Operating Partnership (provided that the aggregate value is at least $50 million) and cause the Company to purchase the tendered interests at a purchase price based on a market valuation of the Company on the trading date immediately preceding the date of the tender. The Company will have the option to pay for these interests from available cash, borrowed funds or from the proceeds of an offering of the Company's common stock. Generally, the Company expects to finance these purchases through the sale of new shares of its stock. The tendering partner will bear all market risk if the market price at closing is less than the purchase price and will bear the costs of sale. Any proceeds of the offering in excess of the purchase price will be for the sole benefit of the Company. At A. Alfred Taubman's election, his family and Robert C. Larson and his family may participate in tenders.

  Based on a market value at June 30, 1999 of $13.1875 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $318.2 million. The purchase of these interests at June 30, 1999 would have resulted in the Company owning an additional 28% interest in the Operating Partnership.

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

                                 TAUBMAN CENTERS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 6 - Earnings Per Share

  Basic earnings per common share are calculated by dividing earnings available to common shareowners by the average number of common shares outstanding during each period. For diluted earnings per common share, the Company's ownership interest in the Operating Partnership (and therefore earnings) are adjusted assuming the exercise of all options for units of partnership interest under the Operating Partnership's incentive option plan having exercise prices less than the average market value of the units using the treasury stock method. Options for 0.2 million units of partnership interest with a weighted average price of $13.89 per unit were excluded from the computation of diluted earnings per share, for each of the three months ended June 30, 1999 and 1998, because the exercise prices were greater than the average market price for the period calculated. Options for 0.3 million units of partnership interest with a weighted average price of $13.74 per unit were excluded from the computation of diluted earnings per share, for each of the six months ended June 30, 1999 and 1998, because the exercise prices were greater than the average market price for the period calculated.

                                                        Three Months               Six Months
                                                       Ended June  30             Ended June 30
                                                     -----------------           ---------------
                                                     1999        1998            1999       1998
                                                     ----        ----            ----       ----
                                                            (in thousands, except share data)
Income before extraordinary items allocable
  to common shareowners (Numerator):
    Net income available to common
      shareowners                                 $    2,161  $    4,896    $    4,697  $    9,646
    Common shareowners' share of extraordinary
      items                                              189                       189         366
                                                  ----------  ----------    ----------  ----------
    Basic income before extraordinary items       $    2,350  $    4,896    $    4,886  $   10,012
    Effect of dilutive options                           (97)        (67)         (167)       (120)
                                                  ----------  ----------    ----------  ----------
    Diluted income before extraordinary items     $    2,253  $    4,829    $    4,719  $    9,892
                                                  ==========  ==========    ==========  ==========

Shares (Denominator) - basic and diluted          53,192,213  52,240,765    53,104,922  51,512,514
                                                  ==========  ==========    ==========  ==========

Income before extraordinary items
  per common share - basic and diluted            $      .04  $      .09    $      .09  $      .19
                                                  ==========  ==========    ==========  ==========

Note 7 - Investment in Fashionmall.com, Inc.

    In June 1999, the Company made an investment in an e-commerce company that markets and sells fashion apparel, footwear, and beauty products over the Internet. The Company obtained 824,084 convertible preferred shares of Fashionmall.com, Inc., a 9.9 percent interest in the company, for $7.4 million. In connection with this investment, the Company received an option, exercisable during a 60-day period commencing March 2000, to purchase an additional 924,898 shares of common stock at the initial public offering price of $13.00 per share. The investment in Fashionmall.com, Inc. is accounted for under the cost method.

Note 8 - Subsequent Events

    In July 1999, the Company entered into a partnership agreement with Swerdlow Real Estate Group to jointly develop Dolphin Mall, a 1.4 million square foot value regional center located in Miami, Florida. The agreement is subject to completion of financing arrangements for construction of the project. The Company expects that the necessary financing will be in place by the end of the third quarter.

    In August 1999, the 50% owned Unconsolidated Joint Venture that owns Cherry Creek completed a $177 million, secured financing. The financing has an all-in rate of 7.8% and matures in August 2006. The proceeds were used to repay the existing $130 million mortgage and transaction costs. The remaining net proceeds of approximately $45.2 million were distributed to the Operating Partnership, which had contributed all of the funding for the 1998 expansion of Cherry Creek. The Operating Partnership used the distribution to pay down its line of credit.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------

  The following discussion should be read in conjunction with the accompanying Financial Statements of Taubman Centers, Inc. and the Notes thereto.

General Background and Performance Measurement

  The Company owns a managing general partner's interest in The Taubman Realty Group Limited Partnership (the Operating Partnership), through which the Company conducts all of its operations. The Operating Partnership owns, develops, acquires and operates regional shopping centers nationally. The Consolidated
Businesses consist of shopping centers that are controlled by ownership or contractual agreement, development projects for future regional shopping centers and The Taubman Company Limited Partnership (the Manager). Shopping centers that are not controlled and that are owned through joint ventures with third parties (Unconsolidated Joint Ventures) are accounted for under the equity method.

  The operations of the shopping centers are best understood by measuring their performance as a whole, without regard to the Company's ownership interest. Consequently, in addition to the discussion of the operations of the Consolidated Businesses, the operations of the Unconsolidated Joint Ventures are presented and discussed as a whole.

  On September 30, 1998, the Operating Partnership exchanged interests in 10 shopping centers (nine Consolidated Businesses and one Unconsolidated Joint
Venture) and a share of the Operating Partnership's debt for all of the partnership units owned by two General Motors pension trusts (GMPT) (the GMPT Exchange). See Results of Operations -- GMPT Exchange and Related Transactions below. Performance statistics presented below exclude these ten centers (transferred centers). Because the Company's portfolio changed significantly as a result of the GMPT Exchange, the results of operations of the transferred centers have been separately classified within the Consolidated Businesses and Unconsolidated Joint Ventures for purposes of analyzing and understanding the historical results of the current portfolio.

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

The following table summarizes certain quarterly operating data for 1998 and the first and second quarters of 1999:


                         1st       2nd       3rd      4th                    1st         2nd
                      Quarter    Quarter   Quarter   Quarter     Total     Quarter     Quarter
                        1998      1998      1998      1998       1998       1999        1999
                     --------------------------------------------------------------------------
                                             (in thousands)

Mall tenant sales     $467,698   $505,732  $507,098  $852,198   $2,332,726  $533,730  $598,956
Revenues                98,960     99,993   106,250   126,424      431,627   117,901   129,235
Occupancy:
   Average (1)            88.7%      89.3%     89.5%     90.0%        89.4%     88.5%     88.1%
   Ending                 88.6%      89.3%     89.6%     90.2%        90.2%     87.5%     88.0%
Leased Space              91.7%      92.0%     92.4%     92.3%        92.3%     91.3%     91.7%

(1)Average occupancy for centers that were owned and open for all of 1998 and 1999 was 89.8% and 88.7% for the first quarter of 1999 and 1998, respectively and 89.3% for both the second quarters of 1999 and 1998.

  Because the seasonality of sales contrasts with the generally fixed nature of minimum rents and recoveries, mall tenant occupancy costs (the sum of minimum rents, percentage rents and expense recoveries) relative to sales are considerably higher in the first three quarters than they are in the fourth quarter. The following table summarizes occupancy costs, excluding utilities, for mall tenants as a percentage of sales for 1998 and the first and second quarters of 1999:

                      1st      2nd      3rd      4th             1st      2nd
                    Quarter  Quarter  Quarter  Quarter  Total  Quarter  Quarter
                     1998     1998     1998     1998     1998   1999     1999
                    -----------------------------------------------------------

Minimum rents         11.6%   10.9%    11.0%    7.2%     9.7%   11.8%    10.8%
Percentage rents       0.2     0.2      0.3     0.4      0.3     0.2      0.4
Expense recoveries     4.5     4.5      4.7     3.4      4.1     4.7      4.9
                      ----    ----     ----    ----     ----    ----     ----
Mall tenant occupancy
   costs              16.3%   15.6%    16.0%   11.0%    14.1%   16.7%    16.1%
                      ====    ====     ====    ====     ====    ====     ====


Rental Rates

  Average base rent per square foot for all mall tenants at the 10 centers owned and open for at least five years was $43.55 for the twelve months ended June 30, 1999, compared to $41.74 for the twelve months ended June 30, 1998. As leases have expired in the shopping centers, the Company has generally been able to rent the available space, either to the existing tenant or a new tenant, at rental rates that are higher than those of the expired leases. In a period of increasing sales, rents on new leases will tend to rise as tenants' expectations of future growth become more optimistic. In periods of slower growth or declining sales, rents on new leases will grow more slowly or will decline for the opposite reason. However, center revenues nevertheless increase as older leases roll over or are terminated early and replaced with new leases negotiated at current rental rates that are usually higher than the average rates for existing leases.

Results of Operations

  The following represent significant debt and equity transactions, new center openings and expansions which affect the operating results described under Comparison of Three Months Ended June 30, 1999 to the Three Months Ended June 30, 1998 and Comparison of Six Months Ended June 30, 1999 to the Six Months Ended June 30, 1998.

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

Other Debt Transactions

     In April 1999, a ten year financing of $270 million with an all-in rate of approximately 6.9% secured by The Mall at Short Hills was completed. Also, in June 1999, a ten year financing of $80 million with an all-in rate of approximately 7.8% secured by Biltmore Fashion Park was completed. The net proceeds of these financings were used to pay off the entire $340 million balance on the bridge loan.

  In April 1999, a three year $170 million loan secured by Great Lakes Crossing was finalized, with proceeds used to repay the balance of the existing construction facility. The loan bears interest at one month LIBOR plus 1.50%. In addition, the Company finalized an amendment to the MacArthur Center construction facility, with total availability under the facility being $120 million at an interest rate of one-month LIBOR plus 1.35%.

  In June 1999, the Operating Partnership's $200 million line of credit facility was securitized, with interests in Fairlane, LaCumbre, Paseo Nuevo, and Regency Square serving as collateral. The rate on the line was decreased to LIBOR plus 0.90%.

Openings and Expansions

  In March 1999, MacArthur Center, a 70% owned enclosed super-regional mall, opened in Norfolk, Virginia. In November 1998, Great Lakes Crossing, an 80% owned enclosed value super-regional mall, opened in Auburn Hills, Michigan. Both Great Lakes Crossing and MacArthur Center are owned by joint ventures in which the Operating Partnership has a controlling interest, and consequently the results of these centers are consolidated in the Company's financial statements. The Company is entitled to a preferred return on its equity contributions to these centers. The contributed capital was used to fund construction costs. The income effect of the cumulative preferred return net of the interest on the Operating Partnership's associated borrowings was approximately $0.5 million and $1.0 million for the three and six months ended June 30, 1999, respectively, and is expected to total approximately $2 million in 1999. The net effect in 2000 of any recurring preference is expected to be minimal. At Cherry Creek, a 132,000 square foot expansion opened in stages throughout the fall of 1998.

Presentation of Operating Results

  In order to facilitate the analysis of the ongoing business for periods prior to the GMPT Exchange, the following tables contain the combined operating results of the Company and the Operating Partnership and also present separately the revenues and expenses, other than interest, depreciation and amortization, of the transferred centers. The following discussions include analysis of the Consolidated Businesses and the Unconsolidated Joint Ventures, with the interest of the noncontrolling partners of the Operating Partnership (the Minority
Interest) deducted to arrive at the results allocable to the Company's shareowners. Because the Operating Partnership's net equity is less than zero, for periods subsequent to the GMPT Exchange the income allocated to the Minority Interest is equal to the Minority Interest's share of distributions. The Operating Partnership's net equity is less than zero due to accumulated distributions in excess of net income and not as a result of operating losses. Distributions to partners are usually greater than net income because net income includes non-cash charges for depreciation and amortization. The Company's average ownership percentage of the Operating Partnership was 62.88% and 62.84% for the three and six months ended June 30, 1999 and 39.08% and 38.69% for the three and six months ended June 30, 1998.

Comparison of the Three Months Ended June 30, 1999 to the Three Months Ended June 30, 1998

  The following table sets forth operating results for the three months ended June 30, 1999 and June 30, 1998, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

                                           Three Months Ended June 30, 1999                 Three Months Ended June 30, 1998
                                     ------------------------------------------     -----------------------------------------------
                                                      UNCONSOLIDATED                                 UNCONSOLIDATED
                                       CONSOLIDATED       JOINT                      CONSOLIDATED      JOINT
                                       BUSINESSES(1)    VENTURES(2)   TOTAL          BUSINESSES(1)    VENTURES(2)     TOTAL
                                     ------------------------------------------     -----------------------------------------------
                                                                 (in millions of dollars)
REVENUES:
 Minimum rents                              33.5          38.7        72.2             23.8            36.0           59.8
 Percentage rents                            1.6           1.2         2.8              0.7             0.7            1.5
 Expense recoveries                         20.7          20.8        41.5             14.0            19.0           33.0
 Management, leasing and development         6.0                       6.0              2.0                            2.0
 Other                                       5.1           1.6         6.7              2.7             1.0            3.7
 Revenues - transferred centers                                                        46.1            15.6           61.6
                                            ----          ----        ----             ----            ----           ----
Total revenues                              66.9          62.3       129.2             89.3            72.3          161.6

OPERATING COSTS:
  Recoverable expenses                      17.9          16.9        34.8             12.3            15.5           27.7
  Other operating                            9.2           3.4        12.6              5.8             3.5            9.3
  Management, leasing and development        4.5                       4.5              1.2                            1.2
  Expenses other than interest,
   Depreciation and amortization
    - transferred centers                                                              15.4             5.9           21.2
  General and administrative                 4.4                       4.4              7.3                            7.3
  Interest expense                          13.8          15.2        29.1             21.9            18.3           40.2
  Depreciation and amortization             12.8           7.5        20.3             15.4             8.0           23.4
                                            ----          ----       -----             ----            ----          -----
Total operating costs                       62.7          43.0       105.7             79.4            51.0          130.4
Net results of Memorial City (1)            (0.2)                     (0.2)            (0.3)                          (0.3)
                                            ----          ----        ----             ----            ----           ----
                                             4.0          19.3        23.3              9.6            21.3           30.9
                                                          ====        ====                             ====           ====
Equity in net income of
  Unconsolidated Joint Ventures             10.1                                       10.9
                                            ----                                       ----
Income before extraordinary
  items and minority interest               14.1                                       20.5
Extraordinary items                         (0.3)
Minority interest                           (7.5)                                     (11.5)
                                            ----                                      -----
Net income                                   6.3                                        9.0
Series A prefered dividends                 (4.2)                                      (4.2)
                                            ----                                      -----
Net income available to common
  shareowners                                2.2                                        4.9
                                            ====                                      =====
SUPPLEMENTAL INFORMATION (3):
  EBITDA contribution                       29.7          23.5        53.1             47.2            25.8           73.0
  Beneficial Interest Expense              (12.8)         (8.2)      (20.9)           (21.9)           (9.7)         (31.7)
  Non-real estate depreciation              (0.6)                     (0.6)            (0.5)                          (0.5)
  Series A preferred dividends              (4.2)                     (4.2)            (4.2)                          (4.2)
                                            ----          ----        ----             ----            ----           ----
  Funds from Operations contribution        12.1          15.3        27.4             20.6            16.1           36.7
                                            ====          ====        ====             ====            ====           ====

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

Consolidated Businesses
-----------------------

  Total revenues for the three months ended June 30, 1999 were $66.9 million, a $23.7 million, or 54.9%, increase over the comparable period in 1998, excluding revenues of the transferred centers. Minimum rents increased $9.7 million of which $8.6 million was caused by the opening of MacArthur Center and Great Lakes Crossing. Minimum rents also increased due to tenant rollovers. Percentage rent increased because of an increase in tenant sales. Expense recoveries increased primarily due to the new centers. Revenues from management, leasing, and development services increased primarily due to the management agreements with GMPT. Other revenue increased primarily due to increases in lease cancellation and garage revenues, and a gain on the sale of peripheral land.

  Total operating costs were $62.7 million, a $1.3 million, or 2.0% decrease over the comparable period in 1998, excluding expenses other than depreciation, amortization and interest of the transferred centers. Recoverable expenses increased primarily due to Great Lakes Crossing and MacArthur Center. Other operating expense increased because of the writeoff of pre-development costs related to certain projects and the new centers. Costs of management, leasing and development services increased primarily due to the management agreements with GMPT. General and administrative expense decreased $2.9 million primarily due to decreases in payroll costs, travel and professional fees. Interest expense decreased primarily due to the assumption of debt by GMPT as part of the GMPT Exchange, partially offset by an increase in debt used to finance Great Lakes Crossing and MacArthur Center and a decrease in capitalized interest related to these centers. Depreciation and amortization expense decreased due to the exclusion of the transferred centers in 1999, offset by an increase due to the new centers.

Unconsolidated Joint Ventures
-----------------------------

  Total revenues for the three months ended June 30, 1999 were $62.3 million, a $5.6 million, or 9.9%, increase from the comparable period of 1998, excluding revenues of the transferred center. Minimum rents increased due to the expansion at Cherry Creek and to tenant rollovers. Expense recoveries also increased because of the Cherry Creek expansion. Other revenue increased by $0.6 million primarily due to an increase in lease cancellation revenue.

  Total operating costs decreased by $8.0 million (of which $5.9 million represented the expenses other than interest, depreciation, and amortization of the transferred center), to $43.0 million for the three months ended June 30, 1999. Recoverable expenses increased primarily due to the Cherry Creek expansion. Interest expense decreased due to the assumption of debt by GMPT as part of the GMPT Exchange.

  As a result of the foregoing, net income of the Unconsolidated Joint Ventures decreased by $2.0 million, or 9.4%, to $19.3 million. The Company's equity in net income of the Unconsolidated Joint Ventures was $10.1 million, a 7.3% decrease from the comparable period in 1998.

Net Income
----------

  As a result of the foregoing, the Company's income before extraordinary items and minority interest decreased $6.4 million, or 31.2%, to $14.1 million for the three months ended June 30, 1999. The Company recognized a $0.3 extraordinary loss related to the extinguishment of debt. The minority interest in the Company's results decreased to $7.5 million, from $11.5 million in 1998, primarily reflecting the Company's increased ownership in the Operating Partnership due to the GMPT Exchange. After payment of $4.2 million in Series A preferred dividends, net income available to common shareowners for 1999 was $2.2 million compared to $4.9 million in 1998.

Comparison of the Six Months Ended June 30, 1999 to the Six Months Ended June 30, 1998

  The following table sets forth operating results for the six months ended June 30, 1999 and June 30, 1998, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

                                             Six Months Ended June 30, 1999               Six Months Ended June 30, 1998
                                        ---------------------------------------       ---------------------------------------
                                                        UNCONSOLIDATED                              UNCONSOLIDATED
                                        CONSOLIDATED       JOINT                      CONSOLIDATED     JOINT
                                        BUSINESSES(1)    VENTURES(2)    TOTAL         BUSINESSES(1)   VENTURES(2)    TOTAL
                                        ---------------------------------------       ---------------------------------------
                                                                      (in millions of dollars)
REVENUES:
 Minimum rents                              64.5           77.3         141.8             47.2          71.6         118.8
 Percentage rents                            2.6            1.8           4.3              1.6           1.4           3.0
 Expense recoveries                         37.5           40.3          77.8             27.0          36.7          63.7
 Management, leasing and development        11.7                         11.7              3.8                         3.8
 Other                                       8.1            3.3          11.4              5.9           3.8           9.7
 Revenues - transferred centers                                                           88.1          31.0         119.1
                                           -----          -----         -----            -----         -----         -----
Total revenues                             124.5          122.6         247.1            173.6         144.4         318.1

OPERATING COSTS:
  Recoverable expenses                      32.3           33.1          65.4             23.5          30.2          53.8
  Other operating                           15.3            6.6          21.9              9.8           6.5          16.3
  Management, leasing and development        8.9                          8.9              2.3                         2.3
  Expenses other than interest,
    Depreciation and amortization
     - transferred centers                                                                29.5          11.7          41.1
  General and administrative                 9.1                          9.1             14.1                        14.1
  Interest expense                          24.7           30.6          55.3             44.6          35.5          80.1
  Depreciation and amortization             24.9           14.7          39.6             30.4          16.0          46.4
                                           -----           ----         -----            -----          ----         -----
Total operating costs                      115.3           85.0         200.3            154.2          99.9         254.1
Net results of Memorial City (1)            (0.6)                        (0.6)            (0.5)                       (0.5)
                                           -----           ----         -----            -----          ----         -----
                                             8.6           37.6          46.2             18.9          44.6          63.5
                                                           ====         =====                           ====         =====
Equity in income before extraordinary
  item of Unconsolidated Joint Ventures     19.7                                          22.7
                                           -----                                          ----
Income before extraordinary items
  and minority interest                     28.3                                          41.6
Extraordinary  items                        (0.3)                                         (1.0)
Minority interest                          (15.0)                                        (22.7)
                                           -----                                         -----
Net income                                  13.0                                          17.9
Series A preferred dividends                (8.3)                                         (8.3)
                                           -----                                          ----
Net income available to common
   shareowners                               4.7                                           9.6
                                           =====                                          ====
SUPPLEMENTAL INFORMATION (3):
  EBITDA contribution                       57.2           46.3         103.5             94.4          51.9         146.3
  Beneficial Interest Expense              (23.5)         (16.4)        (39.9)           (44.6)        (18.9)        (63.5)
  Non-real estate depreciation              (1.2)                        (1.2)            (1.0)                       (1.0)
  Series A preferred dividends              (8.3)                        (8.3)            (8.3)                       (8.3)
                                           -----          -----         -----            -----         -----         -----
  Funds from Operations contribution        24.1           29.9          54.0             40.5          33.0          73.4
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

Consolidated Businesses
-----------------------

  Total revenues for the six months ended June 30, 1999 were $124.5 million, a $39.0 million, or 45.6%, increase over the comparable period in 1998, excluding revenues of the transferred centers. Minimum rents increased $17.3 million of which $14.5 million was caused by the opening of MacArthur Center and Great Lakes Crossing. Minimum rents also increased due to tenant rollovers. Percentage rent increased because of an increase in tenant sales. Expense recoveries increased primarily due to the new centers. Revenues from management, leasing, and development services increased primarily due to the management agreements with GMPT. Other revenue increased primarily due to increases in lease cancellation and garage revenues, and gains on sales of peripheral land.

  Total operating costs were $115.3 million, a $9.4 million, or 7.5% decrease over the comparable period in 1998, excluding expenses other than depreciation, amortization and interest of the transferred centers. Recoverable expenses increased primarily due to Great Lakes Crossing and MacArthur Center. Other operating expense increased due to an increase in the charge to operations for costs of unsuccessful and potentially unsuccessful pre-development activities, the new centers, and bad debt expense. Costs of management, leasing and development services increased primarily due to the management agreements with GMPT. General and administrative expense decreased $5.0 million primarily due to decreases in payroll, travel and professional costs. Interest expense decreased primarily due to the assumption of debt by GMPT as part of the GMPT Exchange, partially offset by an increase in debt used to finance Great Lakes Crossing and MacArthur Center and a decrease in capitalized interest related to these centers. Depreciation and amortization expenses decreased due to the exclusion of the transferred centers in 1999, partially offset by an increase due to the new centers.

Unconsolidated Joint Ventures
-----------------------------

  Total revenues for the six months ended June 30, 1999 were $122.6 million, a $9.2 million, or 8.1%, increase from the comparable period of 1998, excluding revenues of the transferred center. Minimum rents increased due to the expansion at Cherry Creek and tenant rollovers. Expense recoveries also increased because of the Cherry Creek expansion. Other revenue decreased by $0.5 million primarily due to a decrease in gains on sales of peripheral land.

  Total operating costs decreased by $14.9 million (of which $11.7 million represented the expenses other than interest, depreciation, and amortization of the transferred center), to $85.0 million for the six months ended June 30, 1999. Recoverable expenses increased primarily due to the Cherry Creek expansion. Interest expense decreased due to the assumption of debt by GMPT as part of the GMPT Exchange.

  As a result of the foregoing, income before extraordinary item of the Unconsolidated Joint Ventures decreased by $7.0 million, or 15.7%, to $37.6 million. The Company's equity in income before extraordinary item of the Unconsolidated Joint Ventures was $19.7 million, a 13.2% decrease from the comparable period in 1998.

Net Income
----------

  As a result of the foregoing, the Company's income before extraordinary items and minority interest decreased $13.3 million, or 32.0%, to $28.3 million for the six months ended June 30, 1999. The Company recognized a $0.3 extraordinary loss related to the extinguishment of debt. The minority interest in the Company's results decreased to $15.0 million, from $22.7 million in 1998, primarily reflecting the Company's increased ownership in the Operating Partnership due to the GMPT Exchange. After payment of $8.3 million in Series A preferred dividends, net income available to common shareowners for 1999 was $4.7 million compared to $9.6 million in 1998.

Liquidity and Capital Resources

  On September 30, 1998, the Company obtained a majority and controlling interest in the Operating Partnership as a result of the GMPT Exchange (See Results of Operations - GMPT Exchange and Related Transactions above). As of that date the Company consolidated the accounts of the Operating Partnership in the Company's financial statements. Prior to that date the Company accounted for its investment in the Operating Partnership under the equity method. In the following discussion, references to beneficial interest represent the Operating Partnership's share of the results of its consolidated and unconsolidated businesses. The Company does not have and has not had any parent company indebtedness; all debt discussed represents obligations of the Operating Partnership or its subsidiaries and joint ventures.

  The Company believes that its net cash provided by operating activities, distributions from its joint ventures, the unutilized portion of its credit facilities, and its ability to access the capital markets, assures adequate liquidity to conduct its operations in accordance with its dividend and financing policies.

  As of June 30, 1999, the Company had a consolidated cash balance of $15.7 million. Additionally, the Company has a secured $200 million line of credit. The line had $135 million of borrowings as of June 30, 1999 and expires in September 2001. The Company also has available an unsecured bank line of credit of up to $40 million. The line had $18.2 million of borrowings as of June 30, 1999 and expires August 31, 1999. The Company is currently finalizing an agreement to extend the maturity to August 2000.

  In August 1999, the 50% owned Unconsolidated Joint Venture that owns Cherry Creek completed a $177 million, secured financing. The financing has an all-in rate of 7.8% and matures in August 2006. The proceeds were used to repay the existing $130 million mortgage and transaction costs. The remaining net proceeds of approximately $45.2 million were distributed to the Operating Partnership, which had contributed the funding for the 1998 expansion of Cherry Creek. The Operating Partnership used the distribution to pay down its line of credit, resulting in availability of approximately $120 million under the lines of credit.

Debt

  In April 1999, a ten-year financing of $270 million with an all-in rate of approximately 6.9% secured by The Mall at Short Hills was completed. Also, a ten-year financing of $80 million with an all-in rate of approximately 7.8% secured by Biltmore Fashion Park was completed in June 1999. The net proceeds from these financings were used to pay off the $340 million bridge loan that was established in September of 1998 to facilitate the GMPT transaction.

  In April 1999, a three-year $170 million loan secured by Great Lakes Crossing was finalized. The loan agreement provides for an option to extend the maturity date one year. The loan bears interest at one month LIBOR plus 1.50%. Proceeds from the loan were used to repay the balance of the existing construction facility. Payment of principal and interest are guaranteed by the Operating Partnership. The loan agreement provides for a reduction of the interest rate and the amount guaranteed as certain center performance and valuation criteria are met. In addition, the Company finalized an amendment to the MacArthur Center construction facility. The total availability under the facility is $120 million with interest at one month LIBOR plus 1.35%. The balance at June 30, 1999 was $108.2 million.

  In June 1999, the Operating Partnership's $200 million line of credit facility was securitized, with interests in Fairlane, LaCumbre, Paseo Nuevo, and Regency Square serving as collateral. The rate on the line was decreased to LIBOR plus 0.90%.

  Proceeds from additional borrowings provided funding of $137.8 million for the first six months of 1999 compared to $204.9 million of borrowings and equity issuances in the comparable period of 1998 (including $77.7 million for the redemption of 6.1 million units of partnership interest in January 1998). Additionally, the proceeds were used to fund capital expenditures for the Consolidated Businesses and contributions to Unconsolidated Joint Ventures for construction costs.

   At June 30, 1999, the Operating Partnership's debt and its beneficial interest in the debt of its Consolidated and Unconsolidated Joint Ventures totaled $1,305.0 million. As shown in the following table, $164.0 million of this debt was floating rate debt that remained unhedged at June 30, 1999. Interest rates shown do not include amortization of debt issuance costs and interest rate hedging costs. These items are reported as interest expense in the results of operations. In the aggregate, these costs added 0.38% to the effective rate of interest on beneficial interest in debt at June 30, 1999. Included in beneficial interest in debt is debt used to fund development and expansion costs. Beneficial interest in assets on which interest is being capitalized totaled $187.1 million as of June 30, 1999. Beneficial interest in capitalized interest was $3.3 million and $7.7 million for the three and six months ended June 30, 1999.

                                           Beneficial Interest in Debt
                                ------------------------------------------------
                                   Amount     Interest   LIBOR  Frequency  LIBOR
                                 (in millions  Rate at    Cap   of Rate     at
                                  of dollars)  6/30/99   Rate   Resets   6/30/99
                                -------------  -------   -----  ------   -------
Total beneficial  interest
  in fixed rate debt              $  754.2      7.51%(1)
Floating rate debt hedged via
  interest rate caps:
    Through July 1999                 65.0      5.68     7.00%  Monthly   5.24 %
    Through December 1999            200.0      6.15 (1) 7.00   Monthly   5.24
    Through October 2001              25.0      5.44     8.55   Monthly   5.24
    Through January 2002              53.4      6.36 (1) 9.50   Monthly   5.24
    Through July 2002                 43.4      6.32     6.50   Monthly   5.24
Other floating rate debt             164.0      6.15 (1)
                                     -----
Total beneficial interest in
  debt                            $1,305.0      6.91 (1)
                                  ========

(1)Denotes weighted average interest rate.

  Certain loan agreements contain various restrictive covenants, including limitations on net worth, minimum debt service and fixed charges coverage ratios, a maximum payout ratio on distributions, and a minimum debt yield ratio, the latter being the most restrictive. The Operating Partnership is in compliance with all of such covenants.

Sensitivity Analysis

  The Company has exposure to interest rate risk on its debt obligations and interest rate instruments. Based on the Operating Partnership's beneficial interest in debt and interest rates in effect at June 30, 1999, a one percent increase or decrease in interest rates would decrease or increase annual earnings and cash flows by approximately $4.8 million. Based on the Company's consolidated debt and interest rates in effect at June 30, 1999, a one percent increase or decrease in interest rates would decrease or increase the fair value of debt by approximately $30 million.

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

Reconciliation of Net Income to Funds from Operations

                                       Three Months Ended     Three Months Ended
                                          June 30, 1999          June 30, 1998
                                       ------------------     ------------------
                                             (in millions of dollars)
Income before extraordinary items
  and minority interest (1)                  14.1                     20.5
Depreciation and amortization (2)            12.9                     15.5
Share of Unconsolidated Joint Ventures'
   depreciation and amortization (3)          5.2                      5.2
Other income/expenses, net                                             0.2
Non-real estate depreciation                 (0.6)                    (0.5)
Preferred dividends                          (4.2)                    (4.2)
                                             ----                     ----
Funds from Operations                        27.4                     36.7
                                             ====                     ====
Funds from Operations allocable to
   the Company                               17.2                     14.2
                                             ====                     ====
(1) Includes gains on peripheral land sales of $0.4 million for the three months ended June 30, 1999. There were no land sales for the three months ended June 30, 1998.
(2)  Includes  $0.5  million  and  $1.1   million  of  mall  tenant  allowance
     amortization for the three months ended June 30, 1999 and June 30, 1998, respectively.
(3)  Includes  $0.2   million  and  $0.9  million   of  mall  tenant  allowance
     amortization for the three months ended June 30, 1999 and June 30, 1998, respectively.
(4)  Amounts in the tables may not add due to rounding.

                                        Six Months Ended        Six Months Ended
                                          June 30, 1999           June 30, 1998
                                        -----------------       ----------------
                                               (in millions of dollars)
Income before extraordinary items and
   minority interest (1)                       28.3                    41.6
Depreciation and amortization (2)              25.1                    30.6
Share of Unconsolidated Joint Ventures'
   depreciation and amortization (3)           10.1                    10.3
Other income/expenses, net                                              0.3
Non-real estate depreciation                   (1.2)                   (1.0)
Preferred dividends                            (8.3)                   (8.3)
                                               ----                    ----
Funds from Operations                          54.0                    73.4
                                               ====                    ====
Funds from Operations allocable to
   the Company                                 33.9                    28.1
                                               ====                    ====
(1) Includes gains on peripheral land sales of $0.9 million and $0.4 million for the six months ended June 30, 1999 and June 30, 1998, respectively.
(2)  Includes  $1.0  million  and  $2.2  million  of  mall  tenant   allowance
     amortization for the six months ended June 30, 1999 and June 30, 1998, respectively.
(3)  Includes  $0.5  million  and  $1.2  million  of  mall  tenant   allowance
     amortization for the six months ended June 30, 1999 and June 30, 1998, respectively.
(4)  Amounts in the table may not add due to rounding.

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

  On June 3, 1999, the Company declared a quarterly dividend of $0.24 per common share payable July 20, 1999 to shareowners of record on June 30, 1999. The Board of Directors also declared a quarterly dividend of $0.51875 per share on the Company's 8.3% Series A Preferred Stock for the quarterly dividend period ended June 30, 1999, which was paid on June 30, 1999 to shareowners of record on June 15, 1999. The tax status of total 1999 common dividends declared and to be declared, assuming continuation of a $0.24 per common share quarterly dividend, is estimated to be approximately 50% return of capital, and approximately 50% of ordinary income. The tax status of total 1999 dividends to be paid on Series A Preferred Stock is estimated to be 100% ordinary income. These are forward-looking statements and certain significant factors could cause the actual results to differ materially, including: 1) the amount of dividends declared; 2) changes in the Company's share of anticipated taxable income of the Operating Partnership due to the actual results of the Operating Partnership; 3) changes in the number of the Company's outstanding shares; 4) property acquisitions or dispositions; 5) financing transactions, including refinancing of existing debt; and 6) changes in the Internal Revenue Code or its application.

  The annual determination of the Company's common dividends is based on anticipated Funds from Operations available after preferred dividends, as well as financing considerations and other appropriate factors. Further, the Company has decided that the growth in common dividends will be less than the growth in Funds from Operations for the immediate future.

  Any inability of the Operating Partnership or its Joint Ventures to obtain financing as required to fund maturing debts, capital expenditures and changes in working capital, including development activities and expansions, may require the utilization of cash to satisfy such obligations, thereby possibly reducing distributions to partners of the Operating Partnership and funds available to the Company for the payment of dividends.

Capital Spending

  Capital spending for routine maintenance of the shopping centers is generally recovered from tenants. The following table summarizes planned capital spending, which is not recovered from tenants and assuming no acquisitions during 1999:

                                                                 1999
                                   ------------------------------------------------------------------
                                                                           Beneficial Interest in
                                                     Unconsolidated        Consolidated Businesses
                                   Consolidated          Joint               and Unconsolidated
                                    Businesses          Ventures (1)          Joint Ventures  (1) (2)
                                   ------------------------------------------------------------------
                                                          (in millions of dollars)

Development, renovation, and
     expansion                         223.4 (3)           25.4 (4)              190.0
Mall tenant allowances                   4.3                5.6                    7.4
Pre-construction development and
     other                              21.5                4.0                   23.5
                                       -----               ----                  -----
Total                                  249.2               35.0                  220.9
                                       =====               ====                  =====

(1)   Costs are net of intercompany profits.
(2)   Includes the Operating Partnership's share of construction costs for MacArthur
      Center (a 70% owned consolidated joint venture), The Mall at Wellington Green
      (a 90% owned  consolidated  joint venture) and International Plaza (a 50.1%
      owned consolidated joint venture).
(3)   Includes costs related to MacArthur Center, The Shops at Willow Bend, The Mall
      at Wellington Green, and International Plaza.
(4)   Excludes costs related to Dolphin Mall.

  MacArthur Center, a new center in Norfolk, Virginia, opened in March 1999. The 930,000 square foot center is anchored by Nordstrom and Dillard's. This center is owned by a joint venture in which the Operating Partnership has a 70% controlling interest and cost approximately $157 million.

     International Plaza, a new 1.3 million square foot center under construction in Tampa, Florida, will be anchored by Nordstrom, Lord & Taylor, Dillard's and Neiman Marcus. This project is owned by a joint venture in which the Operating Partnership has a controlling 50.1% interest. In 1999, the Company held ground-breaking ceremonies for The Shops at Willow Bend, a new 1.5 million square foot center in Plano, Texas. Anchors will be Neiman Marcus, Saks Fifth Avenue, Lord & Taylor, Foley's and Dillard's. The Mall at Wellington Green, a
1.3 million square foot center under construction in West Palm Beach County, Florida, will be anchored by Lord & Taylor, Burdine's, Dillard's and JCPenney. The center will be owned by a joint venture in which the Operating Partnership has a 90% controlling interest. All three of these centers are expected to open in 2001.

  In July 1999, the Company entered into a partnership agreement with Swerdlow Real Estate Group to jointly develop Dolphin Mall, a 1.4 million square foot value regional center located in Miami, Florida. The agreement is subject to completion of financing arrangements for construction of the project. The Company expects that the necessary financing will be in place by the end of the third quarter.

  The total cost of these four projects is anticipated to be approximately $1 billion. The Company's beneficial investment in the projects will be approximately $650 million, as three of these projects are joint ventures. While the Company intends to finance approximately 75 percent of each new center with construction debt, the Company will have a greater responsibility for the project equity (approximately $200 million). Approximately 50% of this amount has been funded under the Company's lines of credit. Additional sources of funding are additional borrowings under the Company's lines of credit, proceeds from the refinancings of certain centers, contributions from a potential new joint venture partner, or other equity offerings. With respect to the construction loan financing, the Company expects that it will have three of the projects committed by year-end.

      New food courts are currently under construction at Lakeside and Fairlane Town Center in the Detroit metropolitan area. Both are expected to open in the fall of 1999. Additionally, a 30-screen theater will be added at Fairlane and is anticipated to open in the spring of 2000. At Fair Oaks in the Washington, D.C. area, Hecht's expansion will open in the fall of 1999, and a JCPenney expansion and a newly constructed Macy's store will open in the fall of 2000. The Operating Partnership's share of the cost of these projects is expected to be approximately $35 million.

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

     The Operating Partnership anticipates that its share of costs for development projects, excluding Dolphin Mall, scheduled to be completed in 2001 will be as much as $185 million in 2000. The Operating Partnership's estimates of 1999 and 2000 capital spending include only projects approved by the Company's Board of Directors and, consequently, estimates will change as new projects are approved. Estimates regarding capital expenditures presented above are forward-looking statements and certain significant factors could cause the actual results to differ materially, including but not limited to: 1) actual results of negotiations with anchors, tenants and contractors; 2) changes in the scope and number of projects; 3) cost overruns; 4) timing of expenditures; 5) financing considerations; and 6) actual time to complete projects.

Year 2000 Matters

     The approach of the calendar year 2000 (Year 2000) presents issues for many financial, information, and operational systems that may not properly recognize the Year 2000. The Company is implementing a plan to address the risks posed by the Year 2000 issue covering affected application and infrastructure systems. Affected systems include both informational (such as accounting and payroll) and operational (such as elevators, security and lighting). The Company's plan also addresses the effect of Year 2000 on third parties with which it conducts business, including tenants, vendors, contractors, creditors, and others. The Company has completed the assessment, inventory, planning and testing phases of its plan and has determined that the majority of the Company's internal systems and all of its mission critical systems are Year 2000 compliant. The Company has requested information and has obtained commitments from tenants, vendors, suppliers and business partners and has developed contingency plans to minimize the impact on the Company in the event they do not meet their Year 2000 commitments. The Company's contingency plans include arrangements to have personnel available at its home office and each of the centers to respond to any operational needs as the year changes.

  The Company performed a full system test during the first quarter of 1999 and continues to remediate any remaining minor operational issues encountered with application and infrastructure systems through repair and/or replacement. The estimated costs of addressing this issue are not expected to be material to 1999 operations. The Company will also continue monitoring the progress of material third parties' responses to the Year 2000 issue. The Company believes that its most likely exposure will be the failure of third parties in comprehensively addressing the issue. For example, failure of utility companies to meet their commitments might result in temporary business interruption at centers. The Company is continuing to develop contingency plans in response to such exposure, as appropriate. Failure of third parties with which the Company conducts business to successfully respond to the Year 2000 issue may have a material adverse effect on the Company.

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

  Based on a market value at June 30, 1999 of $13.1875 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $318.2 million. The purchase of these interests at June 30, 1999 would have resulted in the Company owning an additional 28% interest in the Operating Partnership.

New Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether it qualifies for hedge accounting. This statement is not expected to have a material impact on the Company's consolidated financial statements. This statement is effective for fiscal years beginning after June 15, 2000.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

  The information required by this item is included in this report at Item 2 under the caption "Liquidity and Capital Resources - Sensitivity Analysis".

                                    PART II

                               OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

               On May 12, 1999, the Company held its annual meeting of shareholders. The matters on which shareholders voted were: the election of one director to serve a one year term, the election of three directors to serve a three year term and the ratification of the Board's selection of Deloitte & Touche LLP as the Company's independent auditors for the year ended December 31, 1999. Robert C. Larson, Lisa A. Payne, A. Alfred Taubman, and Robert S. Taubman were re-elected at the meeting, and the five remaining incumbent directors continued to hold office after the meeting. The shareholders ratified the selection of the independent auditors. The results of the voting are shown below:

                                   ELECTION OF DIRECTORS

                    NOMINEES              VOTES FOR           VOTES WITHHELD
                    --------              ---------           --------------

                 Robert C. Larson         70,341,993              31,661

                 Lisa A. Payne            70,245,414             128,240

                 A. Alfred Taubman        70,335,771              37,883

                 Robert S. Taubman        70,340,232              33,122


                                   RATIFICATION OF AUDITORS

                   69,898,881      Votes were cast for ratification;

                      155,725      Votes were cast against ratification; and

                      319,048      Votes abstained (including broker non-votes).

Item 6.   Exhibits and Reports on Form 8-K

          a) Exhibits

             4 (a)--  Loan   Agreement  dated  as  of  March  29,  1999   among
                      Taubman Auburn Hills Associates Limited Partnership, as Borrower, Fleet National Bank , as a Bank, PNC Bank, National Association, as a Bank, the other Banks signatory hereto, each as a Bank, and PNC Bank, National Association, as Administrative Agent.

             4 (b)-- Mortgage, Assignment of Leases and Rents and Security Agreement from Taubman Auburn Hills Associates Limited Partnership, a Delaware limited partnership ("Mortgagor") to PNC Bank, National Association, as Administrative Agent for the Banks, dated as of March 29, 1999.

             4 (c)-- First Amendment to Construction Loan Agreement dated as of April 23, 1999 among Taubman MacArthur Associates Limited Partnership, a Delaware limited partnership, as Borrower, Bayerische Hypo - Und Vereinsbank AG, a New York Branch (successor in interest to Bayerische Hypotheken - Und Weschel - Bank Aktiengesellschaft, New York Branch), the New York branch of a German banking corporation, as administrative agent.

             4 (d)-- Mortgage, Security Agreement and Fixture Filing by Short Hills Associates, as Mortgagor, to Metropolitan Life Insurance Company, as Mortgagee, dated April 15, 1999.

             4 (e)-- Assignment of Leases, Short Hills Associates (Assignor) and Metropolitan Life Insurance Company (Assignee) dated as of April 15, 1999.

             4 (f)-- Secured Revolving Credit Agreement dated as of June 24, 1999 among The Taubman Realty Group Limited Partnership, as Borrower, The Banks Signatory Hereto, each as a bank and UBS AG, Stamford Branch, as Administrative Agent.

             10   --  Consolidated  Agreement:  Notice of Retirement and Release
                      and Covenant Not to Compete,  between Robert C. Larson and
                      The Taubman Company Limited Partnership.

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


                                                TAUBMAN CENTERS, INC.



Date:    August 11, 1999                        By:  /s/ Lisa A. Payne
                                                    ----------------------------
                                                    Lisa A. Payne
                                                    Executive Vice President and
                                                    Chief Financial Officer

                                 EXHIBIT INDEX



         Exhibit
          Number
         -------

          4 (a) -- Loan Agreement dated as of March 29, 1999 among Taubman Auburn Hills Associates Limited Partnership, as Borrower, Fleet National Association, as a Bank, PNC Bank,
                      National Association, as a Bank, the other Banks signatory hereto, each as a Bank, and PNC Bank, National Association, as Administrative Agent.

          4 (b) -- Mortgage, Assignment of Leases and Rents and Security Agreement from Taubman Auburn Hills Associates Limited Partnership, a Delaware limited partnership ("Mortgagor") to PNC Bank, National Association, as Administrative Agent for the Banks, dated as of March 29, 1999.

          4 (c) -- First Amendment to Construction Loan Agreement dated as of April 23, 1999 among Taubman MacArthur Associates Limited Partnership, a Delaware limited partnership, as Borrower, Bayerische Hypo - Und Vereinsbank AG, a New York Branch (successor in interest to Bayerische Hypotheken - Und Weschel - Bank Aktiengesellschaft, New York Branch), the New York branch of a German banking corporation, as administrative agent.

          4 (d) -- Mortgage, Security Agreement and Fixture Filing by Short Hills Associates, as Mortgagor, to Metropolitan Life Insurance Company, as Mortgagee, dated April 15, 1999.

          4 (e) -- Assignment of Leases, Short Hills Associates (Assignor) and Metropolitan Life Insurance Company (Assignee) dated as of April 15, 1999.

          4 (f) -- Secured Revolving Credit Agreement dated as of June 24, 1999 among The Taubman Realty Group Limited Partnership, as Borrower, The Banks Signatory Hereto, each as a bank and UBS AG, Stamford Branch, as Administrative Agent.

         10     --    Consolidated Agreement:  Notice of Retirement  and Release
                      and Covenant Not to Compete, between  Robert C. Larson and
                      The Taubman Company Limited Partnership.

         12     --    Statement Re: Computation of Taubman  Centers,  Inc. Ratio
                      of Earnings to Combined  Fixed Charges and Preferred Stock
                      Dividends.

         27     --    Financial Data Schedule.