Form 10-Q
period 1999-09-30
TAUBMAN CENTERS INC
filed 1999-11-15
CIK 890319

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the Quarter Ended: September 30, 1999
                           Commission File No. 1-11530


                              Taubman Centers, Inc.
             --------------------------------------------------------
              (Exact name of registrant as specified in its charter)


    Michigan                                                  38-2033632
--------------------------------------            ------------------------------
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                          Identification No.)

200 East Long Lake Road,  Suite 300, P.O. Box 200,  Bloomfield  Hills,  Michigan
--------------------------------------------------------------------------------
(Address of principal executive offices)                           48303-0200
                                                                  -------------
                                                                   (Zip Code)
                                   (248)258-6800
--------------------------------------------------------------------------------
                    (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X   .       No        .
            -----       -----
     As of November 11, 1999, there were outstanding 53,277,693 shares of the Company's common stock, par value $0.01 per share.

                          PART 1. FINANCIAL INFORMATION


Item 1. Financial Statements.


     The following consolidated financial statements of Taubman Centers, Inc. (the Company) are provided pursuant to the requirements of this item.


Consolidated   Balance   Sheet  as  of  September  30,  1999  and  December  31,
1998.......................................................................... 2
Consolidated  Statement of Operations  for the three months ended  September 30,
1999 and 1998................................................................. 3
Consolidated  Statement of  Operations  for the nine months ended  September 30,
1999 and 1998................................................................. 4
Consolidated  Statement  of Cash Flows for the nine months ended  September  30,
1999 and 1998................................................................. 5
Notes to Consolidated Financial Statements...................................  6

                              TAUBMAN CENTERS, INC.
                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except share data)

                                                     September 30    December 31
                                                     ------------    -----------
                                                        1999             1998
                                                        ----             ----
Assets:
   Properties, net                                   $  1,373,360  $  1,308,642
   Investment in Unconsolidated Joint Ventures             84,137        98,350
   Cash and cash equivalents                               14,795        19,045
   Accounts and notes receivable, less allowance
     for doubtful accounts of $1,557 and $333 in
     1999 and 1998                                         25,348        20,595
   Accounts receivable from related parties                 4,760         7,092
   Deferred charges and other assets                       52,012        27,139
                                                     ------------  -------------
                                                     $  1,554,412  $  1,480,863
                                                     ============  =============
Liabilities:
   Mortgage notes payable                            $    856,975 $     243,352
   Unsecured notes payable                                 11,145       531,946
   Accounts payable and accrued liabilities               108,358       171,669
   Dividends payable                                       12,787        12,719
                                                     ------------  -------------
                                                     $    989,265  $    959,686
Commitments and Contingencies (Note 5)

Series C Preferred Equity of TRG (Notes 1 and 6)     $     72,900

Partners' Equity of TRG allocable to minority partners (Note 1)

Shareowners' Equity:
   Series A Cumulative Redeemable Preferred Stock,
      $0.01 par value, 50,000,000 shares authorized,
      $200 million liquidation preference,
      8,000,000 shares issued and outstanding at
      September 30, 1999 and December 31, 1998      $         80   $         80
   Series B Non-Participating Convertible Preferred
      Stock, $0.001 par and liquidation value,
      40,000,000 shares authorized and 31,399,913
      shares issued and outstanding at
      September 30, 1999 andd December 31, 1998               31             28
   Series C Cumulative Redeemable Preferred Stock
      $0.01 par value, 1,000,000 shares authorized,
      $75 million liquidation preference, none issued
      (Note 6)
   Common Stock, $0.01 par value, 250,000,000 shares
      authorized,  53,277,693  and 52,995,904 issued
      and outstanding at September 30, 1999 and
      December 31, 1998                                      533            530
   Additional paid-in capital                            701,006        697,965
   Dividends in excess of net income                    (209,403)      (177,426)
                                                    ------------  --------------
                                                    $    492,247  $     521,177
                                                    ------------  --------------
                                                    $  1,554,412  $   1,480,863
                                                    ============  ==============



                See notes to consolidated financial statements.

                              TAUBMAN CENTERS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                        (in thousands, except share data)


                                                 Three Months Ended September 30
                                                 -------------------------------
                                                       1999            1998
                                                       ----            ----
Income:
   Minimum rents                                  $    35,575      $    25,612
   Percentage rents                                     1,422            1,195
   Expense recoveries                                  19,329           14,721
   Revenues from management, leasing and
     development services                               6,402            1,827
   Other                                                4,038            6,002
   Revenues - transferred centers (Note 1)                              41,611
                                                  -----------      -----------
                                                  $    66,766      $    90,968
                                                  -----------      -----------
Operating Expenses:
   Recoverable expenses                           $    17,689      $    13,913
   Other operating                                      8,761            8,301
   Management, leasing and development services         4,286            1,026
   General and administrative                           4,411            5,378
   Restructuring                                                        10,698
   Expenses other than interest, depreciation
      and amortization - transferred centers
      (Note 1)                                                          14,807
   Interest expense                                    13,543           22,076
   Depreciation and amortization (including
      $8.0 million in 1998 relating to the
      transferred centers)                             13,569           16,111
                                                  -----------      -----------
                                                  $    62,259      $    92,310
                                                  -----------      -----------
Income (loss) before equity in net income of
   Unconsolidated Joint Ventures, extraordinary
   item, minority and preferred interests         $     4,507      $    (1,342)
Equity in net income of Unconsolidated Joint
   Ventures                                             9,317           12,836
                                                  -----------      -----------
Income before extraordinary item, minority
   and preferred interests                        $    13,824      $    11,494
Extraordinary item (Note 3 )                                           (49,817)
Minority interest:
   TRG income allocable to minority partners           (4,166)          24,197
   Distributions in excess of earnings allocable
     to minority partners                              (3,342)
TRG Series C preferred distributions (Note 1)            (525)
                                                  -----------      -----------
Net income (loss)                                 $     5,791      $   (14,126)
Series A preferred dividends                           (4,150)          (4,150)
                                                  -----------      -----------
Net income (loss) available to common shareowners $     1,641      $   (18,276)
                                                  ===========      ===========

Basic earnings per common share:
   Income before extraordinary item               $       .03      $       .03
                                                  ===========      ===========
   Net income (loss)                              $       .03      $      (.35)
                                                  ===========      ===========

Diluted earnings per common share:
   Income before extraordinary item               $       .03      $       .03
                                                  ===========      ===========
   Net income (loss)                              $       .03      $      (.34)
                                                  ===========      ===========

Cash dividends declared per common share           $      .24      $       .235
                                                  ===========      ============

Weighted average number of common shares
outstanding                                        53,277,693       52,899,013
                                                  ===========      ===========



                 See notes to consolidated financial statements.

                              TAUBMAN CENTERS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                        (in thousands, except share data)

                                                  Nine Months Ended September 30
                                                  ------------------------------
                                                         1999             1998
                                                         ----             ----
Income:
   Minimum rents                                   $   103,874      $    76,647
   Percentage rents                                      4,200            2,995
   Expense recoveries                                   58,306           43,134
   Revenues from management, leasing and
     development services                               18,078            5,604
   Other                                                12,345           12,179
   Revenues - transferred centers (Note 1)                              129,714
                                                   -----------      -----------
                                                   $   196,803      $   270,273
                                                   -----------      -----------
Operating Expenses:
   Recoverable expenses                            $    52,115      $    39,404
   Other operating                                      28,009           22,144
   Management, leasing and development services         13,141            3,307
   General and administrative                           13,560           19,527
   Restructuring                                                         10,698
   Expenses other than interest, depreciation and
      amortization - transferred centers (Note 1)                        44,260
   Interest expense                                     38,231           66,662
   Depreciation and amortization (including
      $22.8 million in 1998 relating to the
      transferred centers)                              38,661           46,688
                                                   -----------      -----------
                                                   $   183,717      $   252,690
                                                   -----------      -----------
Income before equity in income before
   extraordinary item of Unconsolidated
   Joint Ventures, extraordinary items,
   minority and preferred interests                $    13,086      $    17,583
Equity in income before extraordinary item of
   Unconsolidated Joint Ventures                        29,051           35,512
                                                   -----------      -----------
Income before extraordinary items, minority and
   preferred interests                             $    42,137      $    53,095
Extraordinary items (Note 3)                              (301)         (50,774)
Minority interest:
   TRG income allocable to minority partners           (13,093)           1,499
   Distributions in excess of earnings allocable
     to minority partners                               (9,430)
TRG Series C preferred distributions  (Note 1)            (525)
                                                   -----------      -----------
Net income                                         $    18,788      $     3,820
Series A preferred dividends                           (12,450)         (12,450)
                                                   -----------      -----------
Net income (loss) available to common shareowners  $     6,338      $    (8,630)
                                                   ===========      ===========

Basic earnings per common share:
   Income before extraordinary items               $       .12      $       .22
                                                   ===========      ===========
   Net income (loss)                               $       .12      $      (.17)
                                                   ===========      ===========

Diluted earnings per common share:
   Income before extraordinary items               $       .12      $       .22
                                                   ===========      ===========
   Net income (loss)                               $       .11      $       (17)
                                                   ===========      ===========

Cash dividends declared per common share           $       .72      $       .705
                                                   ===========      ============

Weighted average number of common shares
   outstanding                                      53,163,145       51,949,256
                                                   ===========      ===========


                 See notes to consolidated financial statements.

                              TAUBMAN CENTERS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                                  Nine Months Ended September 30
                                                  ------------------------------
                                                         1999             1998
                                                         ----             ----
Cash Flows from Operating Activities:
     Income before extraordinary items, minority
       and preferred interests                      $    42,137     $    53,095
     Adjustments to reconcile income before
      extraordinary items, minority and preferred
      interests to net cash provided by operating
      activities:
        Depreciation and amortization                    38,661          46,688
        Provision for losses on accounts receivable       2,337           1,077
        Amortization of deferred financing costs          3,410           2,129
        Other                                               254             621
        Gains on sales of land                           (1,363)         (2,905)
        Increase (decrease) in cash attributable
          to changes in assets and liabilities:
           Receivables, deferred charges and
             other assets                                (9,461)         (8,601)
           Accounts payable and other liabilities        (9,453)         22,153
                                                    -----------     -----------
Net Cash Provided By Operating Activities           $    66,522     $   114,257
                                                    -----------     -----------

Cash Flows from Investing Activities:
     Additions to properties                        $  (149,663)    $  (206,675)
     Proceeds from sales of land                          1,433           4,302
     Purchase of interest in Fashionmall.com,
       Inc.(Note 8)                                      (7,417)
     Contributions to Unconsolidated Joint Ventures     (37,881)        (29,140)
     Distributions from Unconsolidated
       Joint Ventures in excess of income before
        extraordinary item                               47,794          54,913
                                                    -----------     -----------
Net Cash Used In Investing Activities               $  (145,734)    $  (176,600)
                                                    -----------     -----------

 Cash Flows from Financing Activities:
     Debt proceeds                                  $   607,123     $ 1,558,716
     Debt payments                                     (514,301)       (130,913)
     Early extinguishment of debt                                    (1,167,746)
     Debt issuance costs                                (10,325)         (2,790)
     Redemption of partnership units                                    (77,698)
     GMPT Exchange                                       (9,737)        (15,177)
     Distributions to minority and preferred
      interests                                         (23,048)        (58,366)
     Issuance of stock                                    3,047          26,658
     Issuance of TRG Series C Preferred Equity
      (Note 1)                                           72,900
     Cash dividends to common shareowners               (38,247)        (36,302)
     Cash dividends to Series A preferred
      shareowners                                       (12,450)        (12,450)
                                                    -----------     -----------
Net Cash Provided By Financing Activities           $    74,962     $    83,932
                                                    -----------     -----------

Net Increase (Decrease) In Cash                     $    (4,250)    $    21,589

Cash and Cash Equivalents at Beginning of Period         19,045           8,965
Effect of consolidating TRG in connection with
    the GMPT Exchange (TRG's cash balance at
    Beginning of Period) (Note 1)                                         3,250
                                                    -----------     -----------
Cash and Cash Equivalents at End of Period          $    14,795     $    33,804
                                                    ===========     ===========

     Interest on mortgage notes and other loans paid during the nine months ended September 30, 1999 and 1998, net of amounts capitalized of $10,570 and $12,830, was $34,096 and $69,077, respectively.


                 See notes to consolidated financial statements.

                             TAUBMAN CENTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      Nine months ended September 30, 1999

Note 1 - Interim Financial Statements

     Taubman Centers, Inc. (the Company or TCO), a real estate investment trust, or REIT, is the managing general partner of The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG). The Operating Partnership is an operating subsidiary that engages in the ownership, management, leasing, acquisition, development, and expansion of regional retail shopping centers. The Operating Partnership's portfolio as of September 30, 1999 includes 17 urban and suburban shopping centers in seven states. Four additional centers are under construction in Florida and Texas.

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

     The consolidated financial statements of the Company include all accounts of the Company, the Operating Partnership and its consolidated subsidiaries; all intercompany balances have been eliminated. Investments in joint ventures not unilaterally controlled by ownership or contractual obligation (Unconsolidated Joint Ventures) are accounted for under the equity method.

     In September 1999, the Operating Partnership completed the private placement of $75 million of 9% Cumulative Redeemable Preferred Partnership Equity (the Series C Preferred Equity), which was purchased by an institutional investor. At September 30, 1999, the Operating Partnership's equity included two classes of Preferred Equity (Series A and Series C) and the net equity of the partnership unitholders. Net income and distributions of the Operating Partnership are allocable first to the preferred equity interests, and the remaining amounts to the general and limited partners in the Operating
Partnership in accordance with their percentage ownership. The Series A Preferred Equity is owned by the Company and is eliminated in consolidation.

     Because the net equity of the unitholders is less than zero, the interest of the noncontrolling unitholders is presented as a zero balance in the balance sheet as of September 30, 1999 and December 31, 1998. Also, for periods subsequent to the GMPT Exchange, the income allocated to the noncontrolling unitholders is equal to their share of distributions. The net equity of the Operating Partnership unitholders is less than zero because of accumulated distributions in excess of net income and not as a result of operating losses. Distributions to partners are usually greater than net income because net income includes non-cash charges for depreciation and amortization.

     The Company's ownership in the Operating Partnership at September 30, 1999 consisted of a 62.9% managing general partnership interest (53,277,693 of the 84,677,606 units of partnership interest outstanding), as well as the Series A Preferred Equity interest. The Company's average ownership percentage in the Operating Partnership for the three months ended September 30, 1999 and 1998 was 62.9% and 39.5%, respectively. The Company's average ownership percentage in the Operating Partnership for the nine months ended September 30, 1999 and 1998 was 62.9% and 39.0%, respectively.

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

                              TAUBMAN CENTERS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 2 - Investments in Unconsolidated Joint Ventures

     Following are the Company's investments in various real estate Unconsolidated Joint Ventures which own regional retail shopping centers. The Operating Partnership is generally the managing general partner of these Unconsolidated Joint Ventures. The Operating Partnership's interest in each Unconsolidated Joint Venture is as follows:

                                                                  Ownership
                                                                    as of
  Unconsolidated Joint Venture          Shopping Center       September 30, 1999
  ----------------------------          ---------------       ------------------

  Arizona Mills, L.L.C.                 Arizona Mills                     37%
  Dolphin Mall Associates
     Limited Partnership                Dolphin Mall (under construction) 50
  Fairfax Company of Virginia L.L.C.    Fair Oaks                         50
  Lakeside Mall Limited Partnership     Lakeside                          50
  Rich-Taubman Associates               Stamford Town Center              50
  Taubman-Cherry Creek
     Limited Partnership                Cherry Creek                      50
  Twelve Oaks Mall Limited Partnership  Twelve Oaks Mall                  50
  West Farms Associates                 Westfarms                         79
  Woodland                              Woodland                          50

     In September 1999, the Company entered into a partnership agreement with Swerdlow Real Estate Group (Note 8) to jointly develop Dolphin Mall, a 1.4 million square foot value regional center under construction in Miami, Florida, expected to open in March 2001.

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

     Combined balance sheet and results of operations information is presented below (in thousands) for all Unconsolidated Joint Ventures, followed by the Operating Partnership's beneficial interest in the combined information. Beneficial interest is calculated based on the Operating Partnership's ownership interest in each of the Unconsolidated Joint Ventures. The accounts of Woodfield Associates, formerly a 50% Unconsolidated Joint Venture transferred to GMPT (Note 1), are included in these results for the three and nine months ended September 30, 1998.

                              TAUBMAN CENTERS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                         September 30         December 31
                                         ------------         -----------
                                             1999                 1998
                                             ----                 ----
Assets:
  Properties, net                     $     670,618        $     572,149
  Other assets                               67,310               73,046
                                      -------------        -------------
                                      $     737,928        $     645,195
                                      =============        =============
Liabilities and partners'
 accumulated deficiency in assets:
  Debt                                $     884,104        $     825,927
  Capital lease obligations                   4,092                5,187
  Other liabilities                          48,478               47,622
  TRG's accumulated deficiency
   in assets                               (108,613)            (103,545)
  Unconsolidated Joint Venture
    Partners'
    accumulated deficiency in assets        (90,133)            (129,996)
                                      -------------        -------------
                                      $     737,928        $     645,195
                                      =============        =============

TRG's accumulated deficiency
  in assets (above)                   $    (108,613)       $    (103,545)
Elimination of intercompany profit           (6,183)              (4,846)
TCO's additional basis                      198,933              206,741
                                      -------------        -------------
Investment in Unconsolidated
Joint Ventures                        $      84,137        $      98,350
                                      =============        =============

                                Three Months Ended           Nine Months Ended
                                ------------------           -----------------
                                   September 30                 September 30
                                   ------------                 ------------

                               1999            1998          1999          1998
                               ----            ----          ----          ----

Revenues                 $    62,712    $     76,193  $   185,364   $   220,651
                         -----------    ------------  -----------   -----------
Recoverable and other
  operating expenses     $    22,139    $     26,831  $    64,733   $    78,078
Interest expense              16,114          18,431       46,561        53,788
Depreciation and
  amortization                 7,394           8,508       22,324        25,168
                         -----------    ------------  -----------   -----------
Total operating costs    $    45,647    $     53,770  $   133,618   $   157,034
                         -----------    ------------  -----------   -----------
Income before
  extraordinary item     $    17,065    $     22,423  $    51,746   $    63,617
Extraordinary item                                                       (1,913)
                         -----------    ------------  -----------   -----------
Net income               $    17,065    $     22,423  $    51,746   $    61,704
                         ===========    ============  ===========   ===========

Net income allocable
  to TRG                 $     9,298    $     11,917  $    28,795   $    32,398
Extraordinary item
  allocable to TRG                                                          957
Realized intercompany
  profit                       1,162           1,901        3,763         4,994
Depreciation of TCO's
  additional basis            (1,143)           (982)      (3,507)       (2,837)
                         -----------    ------------  -----------   -----------
Equity in income before
  extraordinary item of
  Unconsolidated
  Joint Ventures         $     9,317    $     12,836  $    29,051   $    35,512
                         ===========    ============  ===========   ===========

Beneficial interest in
  Unconsolidated
  Joint Ventures'
  operations:
    Revenues less
    recoverable and
    other operating
    expenses             $    23,107    $     28,036  $    69,410   $    79,902
    Interest expense          (8,745)         (9,820)     (25,177)      (28,731)
    Depreciation and
      amortization            (5,045)         (5,380)     (15,182)      (15,659)
                         -----------    ------------  -----------   -----------
    Income before
      extraordinary item $     9,317    $     12,836  $    29,051   $    35,512
                         ===========    ============  ===========   ===========

                              TAUBMAN CENTERS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 3 - Beneficial Interest in Debt and Interest Expense

     During the nine months ended September 30, 1999, the following debt transactions occurred:

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

     A three-year $170 million loan, secured by Great Lakes Crossing, was finalized. The loan agreement provides for an option to extend the maturity date one year. The loan bears interest at one-month LIBOR plus 1.50%. Proceeds from the loan were used to repay the balance of the existing construction facility. Payment of principal and interest are guaranteed by the Operating Partnership. The loan agreement provides for a reduction of the interest rate and the amount guaranteed as certain center performance and valuation criteria are met. In addition, the Company finalized an amendment to the MacArthur Center construction facility. The total availability under the facility is $120 million with interest at one-month LIBOR plus 1.35%. The balance at September 30, 1999 was $115.2 million.

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

     In September 1999, the Operating Partnership used the net proceeds from a $75 million private placement of 9% Cumulative Redeemable Preferred Partnership Equity (Series C Preferred Equity)to pay down lines of credit.

     During the nine months ended September 30, 1999, extraordinary charges to income of $0.3 million were recognized in connection with the extinguishment of debt. During the nine months ended September 30, 1998, extraordinary charges of $50.8 million were recognized related to the extinguishment of debt, primarily in connection with the GMPT Exchange.

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

                              TAUBMAN CENTERS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


                                              Unconsolidated            Share
                                                 Joint           of Unconsolidated     Consolidated      Beneficial
                                               Ventures           Joint Ventures       Subsidiaries       Interest
                                             ---------------     -----------------     ------------      ----------

Debt as of:
   September 30, 1999                          $   884,104       $   468,196       $     868,120        $    1,267,753
   December 31, 1998                               825,927           439,271             775,298             1,186,192

Capital lease obligations:
   September 30, 1999                          $     4,092       $     2,254                 --         $        2,254
   December 31, 1998                                 5,187             2,858                 --                  2,858

Capitalized interest:
   Nine months ended September 30,1999         $     1,110       $       555       $      10,570        $       11,125
   Nine months ended September 30,1998               1,748               869              12,830                12,575

Interest expense (Net of capitalized interest):
   Nine months ended September 30,1999         $    46,561       $    25,177       $      38,231        $       60,998
   Nine months ended September 30,1998              53,788            28,731              66,662                95,393

Note 4 - Incentive Option Plan

     The Operating Partnership may issue options for up to 7.7 million units of partnership interest under its incentive option plan for employees of its subsidiary partnership, The Taubman Company Limited Partnership (the Manager). The per unit exercise price of an option is the fair market value of a unit on the date of grant. Incentive options generally vest in one-third increments on the third, fourth, and fifth anniversaries (and expire on the tenth anniversary) of the grant date. Options for 281,789 units and 135,628 units were exercised during the first nine months of 1999 and 1998 at weighted average exercise prices of $10.80 and $11.04, respectively. During the nine months ended September 30, 1999, the Operating Partnership granted options for 1.0 million units at $12.25 per unit and canceled options for 89,544 units at a weighted average exercise price of $12.88 per unit. As of September 30, 1999, there were vested options for 6.1 million units with a weighted exercise price of $11.24 per unit and outstanding options (including unvested options) for a total of 7.4 million units with a weighted average exercise price of $11.36 per unit.

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

     Based on a market value at September 30, 1999 of $11.50 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $277.5 million. The purchase of these interests at September 30, 1999 would have resulted in the Company owning an additional 28% interest in the Operating Partnership.

                              TAUBMAN CENTERS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


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

Note 6 - Preferred Equity

     The Operating Partnership's Series C Preferred Equity has a fixed 9.0% coupon rate, no stated maturity, sinking fund or mandatory redemption requirements. The Series C Preferred Equity is exchangeable for Taubman Centers Series C Cumulative Redeemable Preferred Stock beginning in 2009 at substantially similar terms. The Series C Preferred Equity is callable by the Operating Partnership beginning in 2004.

Note 7 - Earnings Per Share

     Basic earnings per common share are calculated by dividing earnings available to common shareowners by the average number of common shares outstanding during each period. For diluted earnings per common share, the Company's ownership interest in the Operating Partnership (and therefore earnings) are adjusted assuming the exercise of all options for units of partnership interest under the Operating Partnership's incentive option plan having exercise prices less than the average market value of the units using the treasury stock method. For the three months ended September 30, 1999 and 1998, options for 0.4 million and 0.2 million units of partnership interest with average exercise prices of $13.57 and $13.89 per unit, respectively, were excluded from the computation of diluted earnings per unit because the exercise prices were greater than the average market price for the period calculated. For the nine months ended September 30, 1999 and 1998, options for 0.3 million units of partnership interest with average exercise prices of $13.68 and $13.79, respectively, were excluded from the computation of diluted earnings per unit because the exercise prices were greater than the average market price for the period calculated.

                                                                   Three Months                            Nine Months
                                                                 Ended September 30                      Ended September 30
                                                               ----------------------                  ---------------------
                                                               1999             1998                   1999             1998
                                                               ----             ----                   ----             ----
                                                                           (in thousands, except share data)

Income before extraordinary items allocable
  to common shareowners (Numerator):
     Net income (loss) available to common
         shareowners                                         $    1,641       $  (18,276)        $    6,338         $   (8,630)
     Common shareowners' share of extraordinary items                             19,699                189             20,066
                                                             ----------       ----------         ----------         ----------
     Basic income before extraordinary items                 $    1,641       $    1,423         $    6,527         $   11,436
     Effect of dilutive options                                     (71)             (35)              (238)              (157)
                                                             ----------       ----------         ----------         ----------
     Diluted income before extraordinary items               $    1,570       $    1,388         $    6,289         $   11,279
                                                             ==========       ==========         ==========         ==========

Shares (Denominator) - basic and diluted                     53,277,693       52,899,013         53,163,145         51,949,256
                                                             ==========       ==========         ==========         ==========
Income before extraordinary items
  per common share - basic and diluted                       $      .03       $      .03         $      .12         $      .22
                                                             ==========       ==========         ==========         ==========

                              TAUBMAN CENTERS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 8 - Investments in Fashionmall.com, Inc. and Swerdlow Real Estate Group

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

     In September 1999, the Company acquired an approximately 5% interest in Swerdlow Real Estate Group, a privately held real estate investment trust, for approximately $10 million. The investment in Swerdlow is accounted for under the cost method. The acquisition of this interest represents a non-cash investing activity for the nine month period ended September 30, 1999, as the purchase price is not payable until December 1999.

Note 9 - Subsequent Events

     In October 1999,the 50% owned Unconsolidated Joint Venture that is developing Dolphin Mall (Note 2) closed on a $200 million, three-year construction facility. The rate on the facility is LIBOR plus 2%, decreasing to LIBOR plus 1.75% when a certain coverage ratio is met. The Operating Partnership has guaranteed the payment of 50% of any outstanding principal balance and 100% of all accrued and unpaid interest. The guaranty will be reduced as certain performance conditions are met. The Operating Partnership has the option to extend the maturity date one year.

     In November 1999, the Operating Partnership acquired Lord Associates, a retail leasing firm based in Alexandria, Virginia, for $2.5 million in cash and $5 million in partnership units, which are subject to certain contingencies. In addition, approximately $1.0 million of the purchase price is contingent upon profits achieved on acquired leasing contracts. Of the cash purchase price, $750,000 was paid at closing and $1.75 million will be paid over five years. The acquisition will be accounted for as a purchase.

     In November 1999, the joint venture that is developing International Plaza in Tampa, Florida closed on a $193.5 million, three-year construction financing, with a one-year extension option. The rate on the facility is LIBOR plus 1.90%. The Operating Partnership has guaranteed the payment of 100% of the principal and interest. The loan agreement provides for reductions of the rate and the amount guaranteed as certain center performance criteria are met.

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

     The following table summarizes certain quarterly operating data for 1998 and the first three quarters of 1999:


                      1st          2nd          3rd          4th                         1st          2nd        3rd
                    Quarter      Quarter      Quarter      Quarter        Total        Quarter      Quarter    Quarter
                     1998         1998         1998          1998          1998         1999         1999        1999
                  ----------------------------------------------------------------------------------------------------
                                                                  (in  thousands)
Mall Tenant Sales  $ 467,698   $  505,732   $  507,098   $  852,198   $  2,332,726   $  533,730   $  598,956   $   610,520
Revenues              98,960       99,993      106,250      126,424        431,627      117,901      129,173       126,715
Occupancy:
     Average (1)        88.7%        89.3%        89.5%        90.0%          89.4%        88.5%        88.1%         88.9%
     Ending             88.6%        89.3%        89.6%        90.2%          90.2%        87.5%        88.0%         89.5%
Leased Space            91.7%        92.0%        92.4%        92.3%          92.3%        91.3%        91.7%         92.8%


     (1) Average occupancy for centers that were owned and open for all of 1998 and 1999 was 89.8% and 88.7%, respectively, for the first quarter of 1999 and 1998, 89.3% for both the second quarters of 1999 and 1998, and 89.7% and 89.5%, respectively, for the third quarter of 1999 and 1998.

     Because the seasonality of sales contrasts with the generally fixed nature of minimum rents and recoveries, mall tenant occupancy costs (the sum of minimum rents, percentage rents and expense recoveries) relative to sales are considerably higher in the first three quarters than they are in the fourth quarter. The following table summarizes occupancy costs, excluding utilities, for mall tenants as a percentage of sales for 1998 and for the first three quarters of 1999:


                                 1st        2nd        3rd        4th                    1st         2nd          3rd
                               Quarter    Quarter    Quarter    Quarter     Total      Quarter     Quarter      Quarter
                                1998       1998       1998       1998        1998        1999        1999        1999
                              ---------- ---------- ---------- ---------- ----------- ----------- ----------- ------------

Minimum Rents                     11.6%      10.9%      11.0%       7.2%        9.7%       11.8%       10.8%        10.7%
Percentage Rents                   0.2        0.2        0.2        0.4         0.3         0.2         0.4          0.3
Expense Recoveries                 4.5        4.5        4.7        3.4         4.1         4.7         4.9          4.5
                                  ----       ----       ----       ----        ----        ----        ----         ----
Mall Tenant Occupancy Costs       16.3%      15.6%      15.9%      11.0%       14.1%       16.7%       16.1%        15.5%
                                  ====       ====       ====       ====        ====        ====        ====         ====


Rental Rates

     Average base rent per square foot for all mall tenants at the 10 centers owned and open for at least five years was $44.07 for the twelve months ended September 30, 1999, compared to $41.98 for the twelve months ended September 30, 1998. As leases have expired in the shopping centers, the Company has generally been able to rent the available space, either to the existing tenant or a new tenant, at rental rates that are higher than those of the expired leases. In a period of increasing sales, rents on new leases will tend to rise as tenants' expectations of future growth become more optimistic. In periods of slower growth or declining sales, rents on new leases will grow more slowly or will decline for the opposite reason. However, center revenues nevertheless increase as older leases roll over or are terminated early and replaced with new leases negotiated at current rental rates that are usually higher than the average rates for existing leases.

Results of Operations

     The following represent significant debt and equity transactions, new center openings and expansions which affect the operating results described under Comparison of Three Months Ended September 30, 1999 to the Three Months Ended September 30, 1998 and Comparison of Nine Months Ended September 30, 1999 to the Nine Months Ended September 30, 1998.

GMPT Exchange and Related Transactions

     On September 30, 1998, the Operating Partnership exchanged interests in 10 shopping centers (nine wholly owned and one Unconsolidated Joint Venture), together with $990 million of debt, for all of GMPT's partnership units (approximately 50 million units with a fair value of $675 million), providing the Company with a majority and controlling interest in the Operating Partnership. The Operating Partnership continues to manage the centers exchanged under management agreements with GMPT that expire December 31, 1999. Renewal of the management agreements is currently under negotiation. Certain costs of providing services under these agreements, including administrative and certain other fixed costs, would not necessarily be eliminated if the contracts were not renewed. The actual reduction of costs would be affected by whether all or a portion of the contracts were not renewed, and actual or anticipated changes in the Operating Partnership's owned or managed portfolio.

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

     Concurrently with the GMPT Exchange, the Operating Partnership committed to a restructuring of its operations, expecting to reduce its annual general and administrative expense. During 1998, the Company recognized a $10.7 million charge related to this restructuring. During the nine months ended September 30, 1999, general and administrative expense has been reduced to $13.6 million, a decrease of $6.0 million from the corresponding period in 1998.

Other Debt and Equity Transactions

     In April 1999, a ten-year financing of $270 million with an all-in rate of approximately 6.9% secured by The Mall at Short Hills was completed. Also, in June 1999, a ten-year financing of $80 million with an all-in rate of approximately 7.8% secured by Biltmore Fashion Park was completed. The net proceeds of these financings were used to pay off the entire $340 million balance on the bridge loan.

     In April 1999, a three-year $170 million loan secured by Great Lakes Crossing was finalized, with proceeds used to repay the balance of the existing construction facility. The loan bears interest at one-month LIBOR plus 1.50%. In addition, the Company finalized an amendment to the MacArthur Center construction facility, with total availability under the facility of $120 million at an interest rate of one-month LIBOR plus 1.35%.

     In June 1999, the Operating Partnership's $200 million line of credit facility was securitized, with interests in Fairlane, LaCumbre, Paseo Nuevo, and Regency Square serving as collateral. The rate on the line was decreased to LIBOR plus 0.90%.

     In August 1999, a seven-year secured financing of $177 million with an all-in rate of 7.8% was completed by the 50% owned Unconsolidated Joint Venture that owns Cherry Creek. The proceeds were used to repay the existing $130 million mortgage and transaction costs. The remaining net proceeds of approximately $45.2 million were distributed to the Operating Partnership, which had contributed all the funding for the 1998 expansion of Cherry Creek. The Operating Partnership used the distribution to pay down lines of credit.

     In September 1999, the Operating Partnership completed a $75 million private placement of 9% Cumulative Redeemable Preferred Partnership Equity (Series C Preferred Equity), which was purchased by an institutional investor. The net proceeds were used to pay down lines of credit.

     In November 1999, the Operating Partnership acquired Lord Associates, a retail leasing firm based in Alexandria, Virginia, for $2.5 million in cash and $5 million in partnership units, which are subject to certain contingencies. In addition, approximately $1.0 million of the purchase price is contingent upon profits achieved on acquired leasing contracts. Of the cash purchase price, $750,000 was paid at closing and $1.75 million will be paid over five years. The acquisition will be accounted for as a purchase.

Openings and Expansions

     In March 1999, MacArthur Center, a 70% owned enclosed super-regional mall, opened in Norfolk, Virginia. In November 1998, Great Lakes Crossing, an 80% owned enclosed value super-regional mall, opened in Auburn Hills, Michigan. Both Great Lakes Crossing and MacArthur Center are owned by joint ventures in which the Operating Partnership has a controlling interest, and consequently the results of these centers are consolidated in the Company's financial statements. The Operating Partnership is entitled to a preferred return on its equity contributions to these centers. The contributed capital was used to fund construction costs. The income effect of the cumulative preferred return net of the interest on the Operating Partnership's associated borrowings was approximately $0.5 million and $1.5 million for the three and nine months ended September 30, 1999, respectively, and is expected to total approximately $2 million in 1999. The net effect in 2000 of any recurring preference is expected to be minimal. At Cherry Creek, a 132,000 square foot expansion opened in stages throughout the fall of 1998.

Presentation of Operating Results

     In order to facilitate the analysis of the ongoing business for periods prior to the GMPT Exchange, the following tables contain the combined operating results of the Company and the Operating Partnership and also present separately the revenues and expenses, other than interest, depreciation and amortization, of the transferred centers. Income allocated to the noncontrolling partners and preferred interests is deducted to arrive at the results allocable to the
Company's common shareowners. Because the net equity of the Operating Partnership's unitholders is less than zero, for periods subsequent to the GMPT Exchange, the income allocated to the noncontrolling partners is equal to their share of distributions. The net equity of these minority partners is less than zero due to accumulated distributions in excess of net income and not as a result of operating losses. Distributions to partners are usually greater than net income because net income includes non-cash charges for depreciation and amortization. The Company's average ownership percentage of the Operating Partnership was 62.9% for the three and nine months ended September 30, 1999 and 39.5% and 39.0% for the three and nine months ended September 30, 1998.

Comparison of the Three Months Ended September 30, 1999 to the Three Months Ended September 30, 1998

     The following table sets forth operating results for the three months ended September 30, 1999 and September 30, 1998, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:



                           Three Months Ended September 30, 1999                 Three Months Ended September 30, 1998
                           -------------------------------------                 -------------------------------------

                                           UNCONSOLIDATED                                         UNCONSOLIDATED
                         CONSOLIDATED         JOINT                            CONSOLIDATED           JOINT
                         BUSINESSES(1)       VENTURES(2)          TOTAL        BUSINESSES(1)       VENTURES(2)         TOTAL
                         ----------------------------------------------        ---------------------------------------------
                                                             (in millions of dollars)

REVENUES:
  Minimum rents               33.6               39.3               72.9            23.7               37.2              60.9
  Percentage rents             1.3                1.1                2.4             0.9                0.8               1.8
  Expense recoveries          18.7               20.8               39.5            14.1               19.7              33.8
  Management, leasing and
       development             6.4                                   6.4             1.8                                  1.8
  Other                        4.0                1.6                5.5             6.0                2.0               8.0
  Revenues
     - transferred centers                                                          41.6               16.2              57.8
                             -----              -----              -----            ----              -----             -----
Total revenues                63.9               62.8              126.7            88.1               75.9             164.1

OPERATING COSTS:
  Recoverable expenses        16.6               17.3               33.9            12.9               16.8              29.7
  Other operating              6.8                3.5               10.3             6.3                2.4               8.6
  Management, leasing
    and development            4.3                                   4.3             1.0                                  1.0
  Expenses other than
   interest, depreciation
   and amortization
     -transferred centers                                                           14.8                6.0              20.9
  General and
   administrative              4.4                                   4.4             5.4                                  5.4
  Interest expense            13.5               16.4               29.9            22.1               18.5              40.6
  Depreciation and
   amortization               13.4                7.4               20.8            16.0                8.4              24.4
                             -----              -----              -----           -----              -----             -----
Total operating costs         59.0               44.5              103.6            78.5               52.0             130.5
Net results of
  Memorial City (1)           (0.4)                                 (0.4)           (0.3)                                (0.3)
                             -----              -----              -----           -----              -----             -----
                               4.5               18.3               22.8             9.4               23.9              33.3
                                                =====              =====                              =====             =====

Equity in net income
 of Unconsolidated Joint
 Ventures                      9.3                                                  12.8
Restructuring loss                                                                 (10.7)
                             -----                                                 -----
Income before
 extraordinary item,
 minority and preferred
 interests                    13.8                                                  11.5
Extraordinary item                                                                 (49.8)
TRG preferred
 distributions                (0.5)
TRG income allocable
 to minority partners         (7.5)                                                 24.2
                             -----                                                 -----
Net income (loss)              5.8                                                 (14.1)
Series A preferred
  dividends                   (4.2)                                                 (4.2)
                             -----                                                 -----
Net income (loss) available
 to common shareowners         1.6                                                 (18.3)
                             =====                                                 =====

SUPPLEMENTAL
  INFORMATION (3):
  EBITDA contribution         30.4               23.1               53.5            47.7               28.0              75.7
  Beneficial Interest
   Expense                   (12.3)              (8.7)             (21.1)          (22.1)              (9.8)            (31.9)
  Non-real estate
   depreciation               (0.7)                                 (0.7)           (0.5)                                (0.5)
  Preferred dividends
   and distributions          (4.7)                                 (4.7)           (4.2)                                (4.2)
                             -----              -----              -----           -----              -----             -----
  Funds from Operations
   contribution               12.7               14.4               27.1            20.9               18.2              39.1
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

Consolidated Businesses

     Total revenues for the three months ended September 30, 1999 were $63.9 million, a $17.4 million, or 37.4%, increase over the comparable period in 1998, excluding revenues of the transferred centers. Minimum rents increased $9.9 million primarily due to the opening of MacArthur Center and Great Lakes
Crossing. Expense recoveries increased primarily due to the new centers. Revenues from management, leasing, and development services increased primarily due to the management agreements with GMPT. Other revenue decreased primarily due to a decrease in gains on the sale of peripheral land, partially offset by an increase in garage revenue.

     Total operating costs were $59.0 million, a $4.7 million, or 7.4% decrease over the comparable period in 1998, excluding expenses other than depreciation, amortization and interest of the transferred centers. Recoverable expenses increased primarily due to Great Lakes Crossing and MacArthur Center. Other operating expense increased due to the new centers and an increase in bad debt expense, partially offset by a decrease in center professional fees. Costs of management, leasing and development services increased primarily due to the management agreements with GMPT. General and administrative expense decreased primarily due to decreases in payroll costs, travel and professional fees. Interest expense decreased primarily due to the assumption of debt by GMPT as part of the GMPT Exchange, partially offset by an increase in debt used to finance Great Lakes Crossing and MacArthur Center and a decrease in capitalized interest related to these centers. Depreciation and amortization expense decreased due to the transferred centers, offset by an increase due to the new centers.

     During 1998, a $10.7 million loss on the restructuring was recognized, which primarily represented the cost of certain involuntary terminations of personnel.

Unconsolidated Joint Ventures

     Total revenues for the three months ended September 30, 1999 were $62.8 million, a $3.1 million, or 5.2%, increase from the comparable period of 1998, excluding revenues of the transferred center. Minimum rents increased due to the expansion at Cherry Creek and to tenant rollovers. Expense recoveries increased because of the Cherry Creek expansion and an increase in property taxes at certain centers.

     Total operating costs decreased by $7.5 million (of which $6.0 million represented the expenses other than interest, depreciation, and amortization of the transferred center), to $44.5 million for the three months ended September 30, 1999. Recoverable expenses increased primarily due to the Cherry Creek expansion and an increase in property taxes at certain centers. Other operating expense increased primarily due to increases in bad debt expense. Interest expense decreased primarily due to the assumption of debt by GMPT as part of the GMPT Exchange. Depreciation and amortization decreased due to the transferred center, offset by an increase due to the Cherry Creek expansion.

     Net income of the Unconsolidated Joint Ventures decreased by $5.6 million, or 23.4%, to $18.3 million. The Company's equity in net income of the Unconsolidated Joint Ventures was $9.3 million, a 27.3% decrease from the comparable period in 1998.

Net Income

     As a result of the foregoing, the Company's income before extraordinary items, minority and preferred interests increased $2.3 million, or 20.0%, to $13.8 million for the three months ended September 30, 1999. During the three months ended September 30, 1998, an extraordinary charge was recognized related to the extinguishment of debt in connection with the GMPT Exchange. The income
(loss) of the Operating Partnership allocable to minority partners increased to $7.5 million, from $(24.2) million in 1998, primarily reflecting the Company's increased ownership in the Operating Partnership due to the GMPT Exchange and the results of operations discussed above. Distributions of $0.5 million to the Operating Partnership's Series C Preferred Equity owners were made in 1999. After payment of $4.2 million in Series A preferred dividends, net income (loss) available to common shareowners for 1999 was $1.6 million compared to $(18.3) million in 1998.

Comparison of the Nine Months Ended September 30, 1999 to the Nine Months Ended September 30, 1998

     The following table sets forth operating results for the nine months ended September 30, 1999 and September 30, 1998, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:


                            Nine Months Ended September 30, 1999                  Nine Months Ended September 30, 1998
                            ------------------------------------                  ------------------------------------
                                           UNCONSOLIDATED                                         UNCONSOLIDATED
                         CONSOLIDATED         JOINT                            CONSOLIDATED           JOINT
                         BUSINESSES(1)       VENTURES(2)          TOTAL        BUSINESSES(1)       VENTURES(2)         TOTAL
                         ----------------------------------------------        ---------------------------------------------
                                                             (in millions of dollars)

REVENUES:
  Minimum rents               98.1              116.6              214.7            70.9              108.8             179.7
  Percentage rents             3.9                2.8                6.7             2.5                2.2               4.8
  Expense recoveries          56.2               61.1              117.3            41.1               56.3              97.5
  Management, leasing
   and development            18.1                                  18.1             5.6                                  5.6
  Other                       12.1                4.9               17.0            11.9                5.8              17.7
  Revenues -
   transferred centers                                                             129.7               47.2             177.0
                             -----              -----              -----           -----              -----             -----
Total revenues               188.3              185.5              373.8           261.8              220.4             482.2

OPERATING COSTS:
  Recoverable expenses        48.9               50.4               99.3            36.4               47.0              83.5
  Other operating             22.1               10.1               32.2            16.1                8.8              24.9
  Management, leasing
   and development            13.1                                  13.1             3.3                                  3.3
  Expenses other than
   interest, depreciation
   and amortization
     - transferred centers                                                          44.3               17.7              62.0
  General and administrative  13.6                                  13.6            19.5                                 19.5
  Interest expense            38.2               46.9               85.2            66.7               54.0             120.7
  Depreciation and
   amortization               38.4               22.1               60.4            46.4               24.3              70.8
                             -----              -----              -----           -----              -----             -----
Total operating costs        174.3              129.5              303.8           232.7              151.9             384.6
Net results of
 Memorial City (1)            (0.9)                                 (0.9)           (0.7)                                (0.7)
                             -----              -----              -----           -----              -----             -----
                              13.1               55.9               69.0            28.3               68.5              96.8
                                                =====              =====                              =====             =====

Equity in income before
 extraordinary item
 of Unconsolidated Joint
 Ventures                     29.1                                                  35.5
Restructuring loss                                                                 (10.7)
                             -----                                                 -----
Income before
 extraordinary items,
 minority and preferred
 interests                    42.1                                                  53.1
Extraordinary items           (0.3)                                                (50.8)
TRG preferred distributions   (0.5)
TRG income allocable
 to minority partners        (22.5)                                                  1.5
                             -----                                                 -----
Net income                    18.8                                                   3.8
Series A preferred dividends (12.5)                                                (12.5)
                             -----                                                 -----
Net income (loss) available
 to common shareowners         6.3                                                  (8.6)
                             =====                                                  =====

SUPPLEMENTAL INFORMATION (3):
  EBITDA contribution         87.6               69.4              157.0           142.1               79.9             222.0
  Beneficial Interest
   Expense                   (35.8)             (25.2)             (61.0)          (66.7)             (28.7)            (95.4)
  Non-real estate
   depreciation               (1.9)                                 (1.9)           (1.6)                                (1.6)
  Preferred dividends
   and distributions         (13.0)                                (13.0)          (12.5)                               (12.5)
                             -----              -----              -----           -----              -----             -----
  Funds from Operations
   contribution               36.9               44.2               81.1            61.4               51.2             112.6
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

Consolidated Businesses

     Total revenues for the nine months ended September 30, 1999 were $188.3 million, a $56.2 million, or 42.5%, increase over the comparable period in 1998, excluding revenues of the transferred centers. Minimum rents increased $27.2 million of which $23.7 million was caused by the opening of MacArthur Center and Great Lakes Crossing. Minimum rents also increased due to tenant rollovers. Percentage rent increased because of an increase in tenant sales. Expense recoveries increased primarily due to the new centers. Revenues from management, leasing, and development services increased primarily due to the management agreements with GMPT. Other revenue increased primarily due to increases in lease cancellation and garage revenues, offset by a decrease in gains on sales of peripheral land.

     Total operating costs were $174.3 million, a $14.1 million, or 7.5% decrease over the comparable period in 1998, excluding expenses other than depreciation, amortization and interest of the transferred centers. Recoverable expenses increased primarily due to Great Lakes Crossing and MacArthur Center. Other operating expense increased due to an increase in the charge to operations for costs of unsuccessful and potentially unsuccessful pre-development activities, the new centers, and bad debt expense. Costs of management, leasing and development services increased primarily due to the management agreements with GMPT. General and administrative expense decreased $5.9 million primarily due to decreases in payroll costs, travel and professional fees. Interest expense decreased primarily due to the assumption of debt by GMPT as part of the GMPT Exchange, partially offset by an increase in debt used to finance Great Lakes Crossing and MacArthur Center and a decrease in capitalized interest related to these centers. Depreciation and amortization expenses decreased due to the transferred centers, partially offset by an increase due to the new centers.

     During 1998, a $10.7 million loss on the restructuring was recognized, which primarily represented the cost of certain involuntary terminations of personnel

Unconsolidated Joint Ventures

     Total revenues for the nine months ended September 30, 1999 were $185.5 million, a $12.3 million, or 7.1%, increase from the comparable period of 1998, excluding revenues of the transferred center. Minimum rents increased due to the expansion at Cherry Creek and tenant rollovers. Expense recoveries also increased because of the Cherry Creek expansion and an increase in property taxes at certain centers. Other revenue decreased by $0.9 million primarily due to a decrease in gains on sales of peripheral land.

     Total operating costs decreased by $22.4 million (of which $17.7 million represented the expenses other than interest, depreciation, and amortization of the transferred center), to $129.5 million for the nine months ended September 30, 1999. Recoverable expenses increased primarily due to the Cherry Creek expansion and an increase in property taxes at certain centers. Other operating expense increased primarily due to increases in bad debt expense. Interest expense decreased primarily due to the assumption of debt by GMPT as part of the GMPT Exchange. Depreciation and amortization decreased due to the tranferred center, offset by an increase due to the Cherry Creek expansion.

     Income before extraordinary item of the Unconsolidated Joint Ventures decreased by $12.6 million, or 18.4%, to $55.9 million. The Company's equity in income before extraordinary item of the Unconsolidated Joint Ventures was $29.1 million, an 18.0% decrease from the comparable period in 1998.

Net Income

     As a result of the foregoing, the Company's income before extraordinary items, minority and preferred interests decreased $11.0 million, or 20.7%, to $42.1 million for the nine months ended September 30, 1999. The Company recognized a $0.3 extraordinary loss related to the extinguishment of debt during 1999, while an extraordinary charge for the extinguishment of debt, primarily related to the GMPT Exchange, was recognized in 1998. The income of the Operating Partnership allocable to minority partners increased to $22.5 million, from $1.5 million in 1998, primarily reflecting the Company's increased ownership in the Operating Partnership due to the GMPT Exchange and the results of operations discussed above. Distributions of $0.5 million to the Operating Partnership's Series C Preferred Equity owners were made in 1999. After payment of $12.5 million in Series A preferred dividends, net income (loss) available to common shareowners for 1999 was $6.3 million compared to $(8.6) million in 1998.

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

     As of September 30, 1999, the Company had a consolidated cash balance of $14.8 million. Additionally, the Company has a secured $200 million line of credit. The line had $73 million of borrowings as of September 30, 1999 and expires in September 2001. The Company also has available an unsecured bank line of credit of up to $40 million. The line had $9.0 million of borrowings as of September 30, 1999. The maturity of the line has been extended while the Company finalizes an agreement, which is expected to extend the maturity to November 2000 and to securitize the line.

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

     In April 1999, a three-year $170 million loan secured by Great Lakes Crossing was finalized. The loan agreement provides for an option to extend the maturity date one year. The loan bears interest at one-month LIBOR plus 1.50%. Proceeds from the loan were used to repay the balance of the existing construction facility. Payment of principal and interest are guaranteed by the Operating Partnership. The loan agreement provides for a reduction of the interest rate and the amount guaranteed as certain center performance and valuation criteria are met. In addition, the Company finalized an amendment to the MacArthur Center construction facility. The total availability under the facility is $120 million with interest at one-month LIBOR plus 1.35%. The balance at September 30, 1999 was $115.2 million.

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

     Proceeds from additional borrowings provided funding of $200.9 million for the first nine months of 1999 compared to $373.4 million of borrowings and equity issuances in the comparable period of 1998 (including $77.7 million for the redemption of 6.1 million units of partnership interest in January 1998). Additionally, the proceeds were used to fund capital expenditures for the Consolidated Businesses and contributions to Unconsolidated Joint Ventures for construction costs.

     In September 1999, the net proceeds from the Operating Partnership's $75 million private placement of 9% Cumulative Redeemable Preferred Partnership Equity (Series C Preferred Equity), were used to pay down lines of credit.

     At September 30, 1999, the Operating Partnership's debt and its beneficial interest in the debt of its Consolidated and Unconsolidated Joint Ventures totaled $1,267.8 million. As shown in the following table, there was no unhedged floating rate debt at September 30, 1999. Interest rates shown do not include amortization of debt issuance costs and interest rate hedging costs. These items are reported as interest expense in the results of operations. In the aggregate, these costs added 0.39% to the effective rate of interest on beneficial interest in debt at September 30, 1999. Included in beneficial interest in debt is debt used to fund development and expansion costs. Beneficial interest in assets on which interest is being capitalized totaled $249.2 million as of September 30, 1999. Beneficial interest in capitalized interest was $3.5 million and $11.1 million for the three and nine months ended September 30, 1999.

                                            Beneficial Interest in Debt
                                 -----------------------------------------------
                                    Amount    Interest   LIBOR  Frequency  LIBOR
                                 (in millions   Rate at   Cap    of Rate     at
                                  of dollars)   9/30/99   Rate  Resets   9/30/99
                                 ------------ --------- ------ --------- -------
Total beneficial  interest in
 fixed rate debt                      $842.6      7.53%(1)
Floating rate debt hedged
 via interest rate caps:
     Through December 1999              87.8  (2) 6.37 (1) 7.00%  Monthly  5.40%
     Through August 2000               136.0      6.88     6.00   Monthly  5.40
     Through October 2000               80.6      6.72     6.50   Monthly  5.40
     Through October 2001               25.0      5.83     8.55   Monthly  5.40
     Through January 2002               52.4      6.61     9.50   Monthly  5.40
     Through July 2002                  43.4      6.53     6.50   Monthly  5.40
                                       -----
Total beneficial interest in debt   $1,267.8      7.22  (1)
                                    ========

(1)  Denotes weighted average interest rate.
(2) This debt is additionally hedged via an interest rate cap for the period December 1999 to December 2000 at a one-month LIBOR cap rate of 7%.

     Certain loan agreements contain various restrictive covenants, including limitations on net worth, minimum debt service and fixed charges coverage ratios, a maximum payout ratio on distributions, and a minimum debt yield ratio, the latter being the most restrictive. The Operating Partnership is in compliance with all of such covenants.

     In October 1999, the 50% owned Unconsolidated Joint Venture that is developing Dolphin Mall closed on a $200 million, three-year construction facility. The rate on the facility is LIBOR plus 2%, decreasing to LIBOR plus 1.75% when a certain coverage ratio is met. The Operating Partnership has guaranteed the payment of 50% of any outstanding principal balance and 100% of all accrued and unpaid interest. The guaranty on the payment of principal will be reduced to 25% when certain performance conditions are met. The Operating Partnership has the option to extend the maturity date one year.

     In November 1999, the joint venture that is developing International Plaza in Tampa, Florida closed on a $193.5 million, three-year construction financing, with a one-year extension option. The rate on the facility is LIBOR plus 1.90%. The Operating Partnership has guaranteed the payment of 100% of the principal and interest. The loan agreement provides for reductions of the rate and the amount guaranteed as certain center performance criteria are met.

Sensitivity Analysis

     The Company has exposure to interest rate risk on its debt obligations and interest rate instruments. Based on the Operating Partnership's beneficial interest in debt and interest rates in effect at September 30, 1999, a one percent increase or decrease in interest rates on floating rate debt would decrease or increase annual earnings and cash flows by approximately $3.0 million. Based on the Company's consolidated debt and interest rates in effect at September 30, 1999, a one percent increase or decrease in interest rates would decrease or increase the fair value of debt by approximately $28 million.

Funds from Operations

     A principal factor that the Company considers in determining dividends to shareowners is Funds from Operations (FFO), which is defined as income before extraordinary and unusual items, real estate depreciation and amortization, and the allocation to the minority interest in the Operating Partnership, less preferred dividends and distributions.

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

     In October 1999, NAREIT approved certain clarifications of the definition of FFO, including that non-recurring items that are not defined as
"extraordinary" under generally accepted accounting principles should be reflected in the calculation of FFO. The clarified definition is effective January 1, 2000 and restatement of all periods presented is recommended. Under the clarified definition, the Company would have included in FFO, for three and nine month period ended September 30, 1998, the $10.7 million restructuring charge (Results of Operations - GMPT Exchange and Related Transactions), resulting in an approximate $0.08 decrease to the Company's FFO per share reported for those periods. There would have been no change to these amounts reported for 1999.

Reconciliation of Net Income to Funds from Operations

                                        Three Months Ended   Three Months Ended
                                        September 30,  1999  September  30, 1998
                                        -------------------  -------------------
                                                  (in millions of dollars)
Income before extraordinary item,
   minority and preferred interests (1)         13.8                11.5
Restructuring loss                                                  10.7
Depreciation and amortization (2)               13.6                16.1
Share of Unconsolidated Joint Ventures
   depreciation and amortization (3)             5.0                 5.4
Other income/expenses, net                                           0.1
Non-real estate depreciation                    (0.7)               (0.5)
Preferred dividends and distributions           (4.7)               (4.2)
                                                ----                ----
Funds from Operations                           27.1                39.1
                                                ====                ====
Funds from Operations allocable to
  the Company                                   17.0                15.3
                                                ====                ====

(1) Includes gains on peripheral land sales of $0.5 million and $2.9 million for the three months ended September 30, 1999 and September 30, 1998, respectively.
(2) Includes $0.5 million and $0.8 million of mall tenant allowance amortization for the three months ended September 30, 1999 and September 30, 1998, respectively.
(3) Includes $0.4 million of mall tenant allowance amortization for each of the three periods ended September 30, 1999 and September 30, 1998.
(4)  Amounts in the tables may not add due to rounding.

                                          Nine Months Ended    Nine Months Ended
                                         September 30, 1999   September 30, 1998
                                         ------------------   ------------------
                                               (in millions of dollars)
Income before extraordinary item,
   minority and preferred interests (1)            42.1               53.1
Restructuring loss                                                    10.7
Depreciation and amortization (2)                  38.7               46.7
Share of Unconsolidated Joint Ventures
   depreciation and amortization (3)               15.2               15.7
Other income/expenses, net                                             0.5
Non-real estate depreciation                       (1.9)              (1.6)
Preferred dividends and distributions             (13.0)             (12.5)
                                                  -----              -----
Funds from Operations                              81.1              112.6
                                                  =====              =====
Funds from Operations allocable to
   the Company                                     51.0               43.4
                                                  =====              =====

(1) Includes gains on peripheral land sales of $1.4 million and $3.3 million for the nine months ended September 30, 1999 and September 30, 1998, respectively.
(2) Includes $1.5 million and $2.3 million of mall tenant allowance amortization for the nine months ended September 30, 1999 and September 30, 1998, respectively.
(3) Includes $0.9 million and $1.0 million of mall tenant allowance amortization for the nine months ended September 30, 1999 and September 30, 1998, respectively.
(4)  Amounts in the table may not add due to rounding.

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

     On September 7, 1999, the Company declared a quarterly dividend of $0.24 per common share payable October 20, 1999 to shareowners of record on September 30, 1999. The Board of Directors also declared a quarterly dividend of $0.51875 per share on the Company's 8.3% Series A Preferred Stock for the quarterly dividend period ended September 30, 1999, which was paid on September 30, 1999 to shareowners of record on September 17, 1999. The tax status of total 1999 common dividends declared and to be declared, assuming continuation of a $0.24 per common share quarterly dividend, is estimated to be approximately 40% return of capital, and approximately 60% of ordinary income. The tax status of total 1999 dividends to be paid on Series A Preferred Stock is estimated to be 100% ordinary income. These are forward-looking statements and certain significant factors could cause the actual results to differ materially, including: 1) the amount of dividends declared; 2) changes in the Company's share of anticipated taxable income of the Operating Partnership due to the actual results of the Operating Partnership; 3) changes in the number of the Company's outstanding shares; 4) property acquisitions or dispositions; 5) financing transactions, including refinancing of existing debt; and 6) changes in the Internal Revenue Code or its application.

     The annual determination of the Company's common dividends is based on anticipated Funds from Operations available after preferred dividends and distributions, as well as financing considerations and other appropriate factors. Further, the Company has decided that the growth in common dividends will be less than the growth in Funds from Operations for the immediate future.

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


                                                                      1999
                                         -----------------------------------------------------------
                                                                            Beneficial Interest in
                                                         Unconsolidated    Consolidated Businesses
                                         Consolidated         Joint           and Unconsolidated
                                          Businesses        Ventures(1)       Joint Ventures (1)(2)
                                         -----------------------------------------------------------
                                                            (in millions of dollars)

Development, renovation, and expansion       223.4(3)         145.5(4)             250.1
Mall tenant allowances                         4.3              5.6                  7.4
Pre-construction development and other        16.5              4.0                 18.5
                                             -----            -----                -----
Total                                        244.2            155.1                276.0
                                             =====            =====                =====

(1)  Costs are net of intercompany profits.
(2) Includes the Operating Partnership's share of construction costs for MacArthur Center (a 70% owned consolidated joint venture), The Mall at Wellington Green (a 90% owned consolidated joint venture), International Plaza (a 50.1% owned consolidated joint venture) and Dolphin Mall (a 50% owned unconsolidated joint venture).
(3) Includes costs related to MacArthur Center, The Shops at Willow Bend, The Mall at Wellington Green, and International Plaza.
(4) Includes costs related to Dolphin Mall (a 50% owned unconsolidated joint venture).

     MacArthur Center, a new center in Norfolk, Virginia, opened in March 1999. The 930,000 square foot center is anchored by Nordstrom and Dillard's. This center is owned by a joint venture in which the Operating Partnership has a 70% controlling interest and cost approximately $157 million.

     International Plaza, a new 1.3 million square foot center under construction in Tampa, Florida, will be anchored by Nordstrom, Lord & Taylor, Dillard's and Neiman Marcus. This project, scheduled to open on September 14, 2001, is owned by a joint venture in which the Operating Partnership has a controlling 50.1% interest. The Shops at Willow Bend, a new 1.5 million square foot center under construction in Plano, Texas, will be anchored by Neiman Marcus, Saks Fifth Avenue, Lord & Taylor, Foley's and Dillard's. The center is scheduled to open August 17, 2001; Saks Fifth Avenue will open in 2004. The Mall at Wellington Green, a 1.3 million square foot center under construction in west Palm Beach County, Florida, will be anchored by Nordstrom, Lord & Taylor, Burdine's, Dillard's and JCPenney. The center, scheduled to open on October 5, 2001, will be owned by a joint venture in which the Operating Partnership has a 90% controlling interest. In September 1999, the Company finalized a partnership agreement with Swerdlow Real Estate Group to jointly develop Dolphin Mall, a 1.4 million square foot value regional center located in Miami, Florida. The center is scheduled to open March 1, 2001.

     The total cost of these four projects is anticipated to be approximately $1 billion. The Company's beneficial investment in the projects will be approximately $680 million, as three of these projects are joint ventures. While the Company intends to finance approximately 75 percent of each new center with construction debt, the Company will have a greater responsibility for the project equity (approximately $210 million). Approximately $150 million of this amount has been funded through the Operating Partnership's preferred equity offering and borrowing under the Company's lines of credit. Additional sources of funding are additional borrowings under the Company's lines of credit, proceeds from the refinancings of certain centers, contributions from a potential new joint venture partner, or other equity offerings. With respect to the construction loan financing, the Company has closed on financing for Dolphin Mall, and financing for International Plaza is fully underwritten and expected to close by year-end. The financings on the two remaining projects are expected to be completed in 2000.

     New food courts recently opened at Fairlane Town Center and Lakeside, both in the Detroit metropolitan area. Additionally, a 30-screen theater will be added at Fairlane and is anticipated to open in the spring of 2000. At Fair Oaks in the Washington, D.C. area, Hecht's expansion will open in the spring of 2000, and a JCPenney expansion and a newly constructed Macy's store will open in the fall of 2000. The Operating Partnership's share of the cost of these projects is expected to be approximately $35 million.

     In 1996, the Operating Partnership entered into an agreement to lease Memorial City Mall, a 1.4 million square foot shopping center located in Houston, Texas. The lease was subject to certain provisions that enabled the Operating Partnership to explore significant redevelopment opportunities and terminate the lease obligations in the event such redevlopment opportunities were not deeemed to be sufficient. In November 1999, the Operating Partnership exercised its option to terminate the lease. Under the terms of the lease, the Operating Partnership will continue to manage the center for the ensuing six month period. The Operating Partnership is continuing to asssess the potential redevelopment opportunities of the center and is in discussion with the lessor to determine the redevelopments viability.

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

     The Operating Partnership anticipates that its share of costs for development projects, scheduled to be completed in 2001 will be as much as $258 million in 2000. The Operating Partnership's estimates of 1999 and 2000 capital spending include only projects approved by the Company's Board of Directors and, consequently, estimates will change as new projects are approved. Estimates regarding capital expenditures presented above are forward-looking statements and certain significant factors could cause the actual results to differ materially, including but not limited to: 1) actual results of negotiations with anchors, tenants and contractors; 2) changes in the scope and number of projects; 3) cost overruns; 4) timing of expenditures; 5) financing considerations; and 6) actual time to complete projects.

Year 2000 Matters

     The approach of the calendar year 2000 (Year 2000) presents issues for many financial, information, and operational systems that may not properly recognize the Year 2000. The Company implemented a plan to address the risks posed by the Year 2000 issue covering affected application and infrastructure systems. Affected systems include both informational (such as accounting and payroll) and operational (such as elevators, security and lighting). The Company's plan also addresses the effect of Year 2000 on third parties with which it conducts business, including tenants, vendors, contractors, creditors, and others. The Company has completed the assessment, inventory, planning and testing phases of its plan and has determined that substantially all of the Company's internal systems and all of its mission critical systems are Year 2000 compliant. The Company has requested information and has obtained commitments from tenants, vendors, suppliers and business partners and has developed contingency plans to minimize the impact on the Company in the event they do not meet their Year 2000 commitments. The Company's contingency plans include arrangements to have personnel available at its home office and each of the centers to respond to any operational needs as the year changes.

     The Company performed a full system test during the first quarter of 1999 and continues to remediate any operational issues encountered with application and infrastructure systems through repair and/or replacement. Minor operational issues remain at only a limited number of centers; these issues are non-critical in nature and are covered by the Company's contingency plans. The estimated costs of addressing the Year 2000 issue are not expected to be material to 1999 operations.

     The Company will also continue monitoring the progress of material third parties' responses to the Year 2000 issue. The Company believes that its most likely exposure will be the failure of third parties in comprehensively addressing the issue. For example, failure of utility companies to meet their commitments might result in temporary business interruption at centers. The Company is finalizing contingency plans in response to such exposure, and will continue to do so up until the turn of the calendar year. Failure of third parties with which the Company conducts business to successfully respond to the Year 2000 issue may have a material adverse effect on the Company.

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

     Based on a market value at September 30, 1999 of $11.50 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $277.5 million. The purchase of these interests at September 30, 1999 would have resulted in the Company owning an additional 28% interest in the Operating Partnership.

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

                                     PART II

                                OTHER INFORMATION


Item 6.        Exhibits and Reports on Form 8-K

               a)  Exhibits

                    3(a) -- Certificate of Amendment to the Articles of Incorporation of Taubman Centers, Inc. dated September 3, 1999(incorporated herein by reference to exhibit 10(a) being filed herewith).

                    3(b) -- Composite copy of Articles of Incorporation of Taubman Centers, Inc., including all amendments to date.

                    10(a)-- Second Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership effective as of September 3, 1999.

                    10(b)-- Private Placement Purchase Agreement dated as of September 3, 1999 among The Taubman Realty Group Limited Partnership, Taubman Centers, Inc. and Goldman Sachs 1999 Exchange Place Fund, L.P.

                    10(c)-- Registration Rights Agreement entered into as of September 3, 1999 by and between Taubman Centers, Inc. and Goldman Sachs 1999 Exchange Place Fund, L.P.

                    12   --   Statement Re: Computation of Taubman Centers, Inc.
                              Ratio  of  Earnings  to  Combined   Fixed  Charges
                              and Preferred Dividends and Distributions.

                    27   --   Financial Data Schedule.

               b)   --Current Reports on Form 8-K.

                    None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                TAUBMAN CENTERS, INC.



Date:        November 15, 1999                By: /s/ Lisa A. Payne
                                                    --------------------------
                                                    Lisa A. Payne
                                                    Executive Vice President and
                                                    Chief Financial Officer

                                  EXHIBIT INDEX



     Exhibit
     Number

     3(a) -- Certificate of Amendment to the Articles of Incorporation of Taubman Centers, Inc. dated September 3, 1999 (incorporated herein by reference to exhibit 10(a) being filed herewith).


     3(b) -- Composite copy of Articles of Incorporation of Taubman Centers, Inc., including all amendments to date.

     10(a) -- Second Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership effective as of September 3, 1999.

     10(b) -- Private Placement Purchase Agreement dated as of September 3, 1999 among The Taubman Realty Group Limited Partnership, Taubman Centers, Inc. and Goldman Sachs 1999 Exchange Place Fund, L.P.

     10(c) --  Registration  Rights  Agreement  entered  into as of September 3,
               1999 by and   between Taubman  Centers,  Inc. and  Goldman  Sachs
               1999 Exchange Place Fund, L.P.

     12    --  Statement Re:  Computation  of  Taubman  Centers,  Inc.  Ratio of
               Earnings to Combined  Fixed  Charges  and Preferred Dividends and
               Distributions.

     27    --  Financial Data Schedule.