Form 10-K
period 1999-12-31
TAUBMAN CENTERS INC
filed 2000-03-24
CIK 890319

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark one)


 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999.

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


X    Indicate by a check mark if  disclosure of  delinquent  filers  pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of March 21, 2000, the aggregate market value of the 52,679,418 shares of Common Stock held by non-affiliates of the registrant was $603 million, based upon the closing price ($11 7/16) on the New York Stock Exchange composite tape on such date. (For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the registrant and certain other shareholders; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.) As of March 21, 2000, there were outstanding 53,046,243 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement for the annual shareholders meeting to be held in 2000 are incorporated by reference into Part III.

                              PART I

Item 1. BUSINESS

The Company

     Taubman Centers, Inc. (the "Company" or "TCO") was incorporated in Michigan in 1973 and had its initial public offering ("IPO") in 1992. Upon completion of the IPO, the Company became the managing general partner of The Taubman Realty Group Limited Partnership (the "Operating Partnership" or "TRG"). The Company has a 63% partnership interest in the Operating Partnership, through which the Company conducts all its operations. The Company owns, develops, acquires, and operates regional shopping centers ("Centers") and interests therein. The Company's portfolio, as of December 31, 1999, includes 17 urban and suburban Centers located in seven states. Four additional Centers are under construction and are expected to open in 2001. Fourteen of the Centers are "super-regional" centers because they have more than 800,000 square feet of gross leasable area. The Operating Partnership also owns certain regional retail shopping center development projects and more than 99% of The Taubman Company Limited Partnership (the "Manager"), which manages the shopping centers, and provides other services to the Operating Partnership and the Company. See the table on pages 12 and 13 of this report for information regarding the Centers.

     The Company is a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the "Code"). In order to satisfy the provisions of the Code applicable to REITs, the Company must distribute to its shareholders at least 95% of its REIT taxable income and meet certain other requirements. TRG's partnership agreement provides that the Operating Partnership will distribute, at a minimum, sufficient amounts to its partners such that the Company's pro rata share will enable the Company to pay shareholder dividends (including capital gains dividends that may be required upon the Operating Partnership's sale of an asset) that will satisfy the REIT provisions of the Code.

Recent Developments

     For a discussion of business developments that occurred in 1999, see the response to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A).

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

   o range in size between 438,000 and 1.5 million square feet of GLA and between 133,000 and 594,000 square feet of Mall GLA. The smallest Center has approximately 50 stores, and the largest has approximately 200 stores. Of the 17 Centers, 14 are super-regional shopping centers;

   o have approximately 2,340 stores operated by its mall tenants under approximately 990 trade names;

   o  have 52 anchors,  operating under 17 trade names;

   o lease approximately 76% of Mall GLA to national chains, including subsidiaries or divisions of The Limited (The Limited, Limited Express, Victoria's Secret, and others), The Gap (The Gap, Banana Republic, and others), and Venator Group, Inc. (Foot Locker, Kinney Shoes, and others); and

   o are among the most productive (measured by mall tenants' average per square foot sales) in the United States. In 1999, mall tenants had average per square foot sales of $453, which is substantially greater than the average for all regional shopping centers owned by public companies.

     The most important factor affecting the revenues generated by the Centers is leasing to mall tenants (primarily specialty retailers), which represents approximately 90% of revenues. Anchors account for less than 10% of revenues because many own their stores and, in general, those that lease their stores do so at rates substantially lower than those in effect for mall tenants.

     The Company's portfolio is concentrated in highly productive super-regional shopping centers. Of the 17 Centers, 14 had annual rent rolls at December 31, 1999 of over $10 million. The Company believes that this level of productivity is indicative of the Centers' strong competitive position and is, in significant part, attributable to the Company's business strategy and philosophy. The Company believes that large shopping centers (including regional and especially super-regional shopping centers) are the least susceptible to direct competition because (among other reasons) anchors and large specialty retail stores do not find it economically attractive to open additional stores in the immediate vicinity of an existing location for fear of competing with themselves. In addition to the advantage of size, the Company believes that the Centers' success can be attributed in part to their other physical characteristics, such as design, layout, and amenities.

Business Strategy And Philosophy

     The Company believes that the regional shopping center business is not simply a real estate development business, but rather an operating business in which a retailing approach to the on-going management and leasing of the Centers is essential. Thus the Company:

o Offers a large, diverse selection of retail stores in each Center to give customers a broad selection of consumer goods and variety of price ranges.

o Endeavors to increase overall mall tenants' sales, and thereby increase achievable rents, by leasing space to a constantly changing mix of tenants.

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

o Provides innovative initiatives that utilize technology and the Internet to heighten the shopping experience for customers, build customer loyalty and increase tenant sales. One such initiative is the Company's ShopTaubman on-to-one marketing program, which connects shoppers and retailers through interactive in-center computer kiosks and on-line web-sites.

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

     During March 1999, the Company opened MacArthur Center, an enclosed super-regional mall in Norfolk, Virginia. Additionally, four new centers are currently under construction: International Plaza, an enclosed 1.3 million square foot regional mall in Tampa, Florida; The Shops at Willow Bend, a 1.4 million square foot regional shopping center in the metropolitan Dallas area; The Mall at Wellington Green, a 1.3 million square foot regional shopping center located in west Palm Beach County, Florida; and Dolphin Mall, a 1.4 million square foot value regional center in Miami, Florida. All four of these Centers are expected to open in 2001.

     The Company's policies with respect to development activities are designed to reduce the risks associated with development. For instance, the Company previously entered into an agreement to lease a center, while the Company investigated the redevelopment opportunities of the center. Also, the Company generally does not intend to acquire land early in the development process. Instead, the Company generally acquires options on land or forms partnerships with landholders holding potentially attractive development sites. The Company typically exercises the options only once it is prepared to begin construction. In addition, the Company does not intend to begin construction until a sufficient number of anchor stores have agreed to operate in the shopping center, such that the Company is confident that the projected sales and rents from Mall GLA are sufficient to earn a return on invested capital in excess of the Company's cost of capital. Having historically followed these principles, the Company's experience indicates that less than 10% of the costs of the development of a regional shopping center will be incurred prior to the construction period; however, no assurance can be given that the Company will continue to be able to so limit pre-construction costs.

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

Strategic Acquisitions

     The Company's objective is to acquire existing centers only when they are compatible with the quality of the Company's portfolio (or can be redeveloped to that level) and that satisfy the Company's strategic plans and pricing requirements.

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

     In addition, the Company may make other investments to enhance the value of its business, for example, in April 1999, the Company made a strategic investment in fashionmall.com, an online landlord. Visitors to the fashionmall website find many of the same retailers in Taubman centers, including Sephora, Gap, Esprit and Banana Republic. Understanding this developing shopping venue will help the Company identify ways to maximize the opportunities of the internet. Also, in November 1999, the Company acquired the retail leasing firm Lord Associates, which will provide additional resources for the leasing of the four new centers scheduled to open in 2001. Lord Associates has extensive experience with value and entertainment specialty centers and had worked with the Company on the leasing of Great Lakes Crossing.

Expansions of the Centers

     Another potential element of growth is the strategic expansion of existing properties to update and enhance their market positions, by replacing or adding new anchor stores or increasing mall tenant space. Most of the Centers have been designed to accommodate expansions. Expansion projects can be as significant as new shopping center construction in terms of scope and cost, requiring governmental and existing anchor store approvals, design and engineering activities, including rerouting utilities, providing additional parking areas or decking, acquiring additional land, and relocating anchors and mall tenants (all of which must take place with a minimum of disruption to existing tenants and customers). For example, a 21-screen theater will be added at Fairlane, in the Detroit metropolitan area and is anticipated to open in the spring of 2000. At Fair Oaks in the Washington, D.C. area, Hecht's expansion will open in the spring of 2000, and a JCPenney expansion and a newly constructed Macy's store will open in the fall of 2000.

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

Acquisitions:

    Completion Date            Center                         Location

   September 1997           Regency Square            Richmond, Virginia
   December 1997            Tuttle Leasehold (1)      Columbus, Ohio
   December 1997            The Falls  (1) (2)        Miami, Florida
   December 1999            Great Lakes Crossing -    Auburn Hills, Michigan
                             additional interest (3)

Expansions, Renovations and Anchor Conversions:

    Completion Date            Center                         Location

   March 1997               Beverly Center (4)        Los Angeles, California
   August 1997              Westfarms (5)             West Hartford, Connecticut
   November 1997 -
     August 1998            Cherry Creek (6)          Denver, Colorado
   December 1997            Biltmore (7)              Phoenix, Arizona
   November 1998            Woodland                  Grand Rapids, Michigan
   September 1999           Lakeside (8)              Sterling Heights, Michigan
   November 1999            Fairlane (8)              Dearborn, Michigan
   November 1999            Biltmore (9)              Phoenix, Arizona

------------------

(1) Centers transferred to GMPT in connection with the GMPT Exchange (see Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations-GMPT Exchange and Related Transactions).
(2) Completely redeveloped and expanded in 1996 before the acquisition of The Falls.
(3)  In December 1999, an additional 5% interest in the center was acquired.
(4)  Broadway converted to Bloomingdale's.
(5) 135,000 square foot expansion followed by the opening of a new Nordstrom in September 1997.
(6) Lord & Taylor opened a new and expanded store in 1997. Additional 132,000 square foot expansion of mall tenant space opened in August of 1998.
(7)  50,000 square foot expansion of mall tenant space completed
(8)  New food courts opened.
(9)  Macy's expansion completed.

Internal Growth

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

     Augmenting this growth, the Company is pursuing a number of new sources of revenue from the Centers. For example, the Company has entered into a 15 year lease agreement with JCDecaux, the world's largest street furniture and outdoor advertising company. The agreement will create an in-mall advertising program in the Company's portfolio of owned properties, creating new point-of-sale opportunities for retailers and manufacturers as well as heightening in-mall experience for shoppers. In addition, the Company expects increased revenue from its specialty leasing efforts. In recent years a new industry -- beyond traditional carts and kiosks -- has evolved, with more and better quality specialty tenants. The Company has put in place a company-wide program to maximize this opportunity.

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

                                            Year Ended December 31
                                   ---------------------------------------------
                                     1999     1998(1)  1997     1996      1995
                                     ----     ----     ----     ----      ----
Average base rent per square foot:
     All mall tenants                $43.58   $41.93   $38.79   $37.90    $36.33
     Stores closing during year      $41.14   $44.27   $37.62   $33.39    $32.96
     Stores opening during year      $52.64   $47.92   $41.67   $42.39    $41.27

(1)  Excludes centers transferred to GMPT.

Lease Expirations

     The following table shows lease expirations based on information available as of December 31, 1999 for the next ten years for the Centers in operation at that date:

                                                                    Percent of
                                   Annualized      Annualized      Total Leased
                                    Base Rent       Base Rent     Square Footage
  Lease     Number   Leased Area Under Expiring  Under Expiring    Represented
Expiration of Leases  in Square     Leases          Leases         by Expiring
  Year     Expiring    Footage   (in thousands)  Per Square Foot     Leases
  ----     --------    -------   --------------  ---------------     ------

  2000 (1)    116      237,438     $  9,918         $ 41.77            2.8%
  2001        193      502,237       20,554           40.92            6.0%
  2002        243      693,848       24,769           35.70            8.3%
  2003        276      878,877       31,645           36.01           10.5%
  2004        243      693,340       29,688           42.82            8.3%
  2005        255      682,853       31,895           46.71            8.2%
  2006        172      469,931       21,248           45.21            5.6%
  2007        209      751,694       28,100           37.38            9.0%
  2008        205      899,300       30,789           34.24           10.8%
  2009        228      911,602       34,618           37.97           10.9%

(1) Excludes leases that expire in 2000 for which renewal leases or leases with replacement tenants have been executed as of December 31, 1999.

     The Company believes that the information in the table is not necessarily indicative of what will occur in the future because of several factors, but principally because its leasing policies and practices create a significant level of early lease terminations at the Centers. For example, the average remaining term of the leases that were terminated during the period 1994 to 1999 was approximately 1.9 years. The average term of leases signed during 1999 and 1998 was approximately 7.9 years.

     In addition, mall tenants at the Centers may seek the protection of the bankruptcy laws, which could result in the termination of such tenants' leases and thus cause a reduction in cash flow. In 1999, approximately 3.1% of leases were so affected compared to 1.2% in 1998, 1.5% in 1997, 2.8% in 1996, and 3.2% in 1995. Since 1991, the annual provision for losses on accounts receivable has been less than 2% of annual revenues.

Occupancy

     Mall tenant average occupancy, ending occupancy, and leased space rates of the Centers are as follows:

                                           Year Ended December 31

                              1999       1998 (1)     1997       1996      1995
                              -----      ----         ----       ----      ----

Average Occupancy             89.0%      89.4%        87.6%      87.4%     88.0%
Ending Occupancy              90.4%      90.2%        90.3%      88.0%     89.4%
Leased Space                  92.1%      92.3%        92.3%      89.0%     90.6%


(1) Excludes centers transferred to GMPT.

Major Tenants

     No single retail company represents 10% or more of the Company's revenues. The combined operations of The Limited, Inc. accounted for approximately 8.3% of leased Mall GLA as of December 31, 1999 and for approximately 7.1% of the 1999 base rent. The largest of these, in terms of square footage and rent, is The Limited, which accounted for approximately 1.2% of leased Mall GLA and 1.2% of 1999 base rent. No other single retail company accounted for more than 4% of leased Mall GLA or 1999 base rent.

General Risks of the Company

Economic Performance and Value of Shopping Centers Dependent on Many Factors

     The economic performance and value of the Company's shopping centers are dependent on various factors. Additionally, these same factors will influence the Company's decision whether to go forward on the development of new centers and may affect the ultimate economic performance and value of projects under construction (see other risks associated with the development of new centers under "Business of the Company--Development of New Centers"). Such factors include:

o    changes in the national, regional, and/or local economic climates,

o competition from other shopping centers, discount stores, outlet malls, discount shopping clubs, direct mail and the Internet in attracting customers and tenants,

o    increases in operating costs,

o    the public perception of the safety of customers at the shopping centers,

o    environmental or legal liabilities,

o    availability and cost of financing, and

o uninsured losses, resulting from wars, riots, or civil disturbances or losses from earthquakes or floods in excess of policy specifications and insured limits.

In addition, the value of shopping centers may be adversely affected by:

o    changes in government regulations, and

o    changes in real estate zoning and tax laws.

Adverse changes in the economic performance and value of shopping centers would adversely affect the Company's income and cash available to pay dividends.

Third Party Interests in the Centers

     Some of the  shopping  centers  which the Company  develops  and leases are partially owned by other non-affiliated partners through joint venture arrangements. As a result, the Company may not be able to control all decisions regarding those shopping centers and may be required to take actions that are in the interest of the joint venture partners but not the Company's best interests.

Bankruptcy of Mall Tenants or Joint Venture Partners

     The Company could be adversely affected by the bankruptcy of third parties. The bankruptcy of a mall tenant could result in the termination of its lease which would lower the amount of cash generated by that mall. In addition, if a department store operating an anchor at one of our shopping centers were to go into bankruptcy and cease operating, its closing may lead to reduced customer traffic and lower mall tenant sales which would, in turn, affect the amount of rent our tenants pay us. The profitability of shopping centers held in a joint venture could also be adversely affected by the bankruptcy of one of the joint venture partners if, because of certain provisions of the bankruptcy laws, the Company was unable to make important decisions in a timely fashion or became subject to additional liabilities.

Third Party Contracts

     The Company provides property management, leasing, development and other administrative services to centers transferred to GMPT, other third parties and to certain Taubman affiliates. The contracts under which these services are provided may be canceled or not renewed or may be renegotiated on terms less favorable to the Company. Certain costs of providing services under these contracts would not necessarily be eliminated if the contracts were to be canceled or not renewed.

Inability to Maintain Status as a REIT

o The Company may not be able to maintain its status as a real estate investment trust, or REIT, for Federal income tax purposes with the result that the income distributed to shareholders will not be deductible in computing taxable income and instead would be subject to tax at regular corporate rates. Although the Company believes it is organized and operates in a manner to maintain its REIT qualification, many of the REIT requirements of the Internal Revenue Code are very complex and have limited judicial or administrative interpretations. Changes in tax laws or regulations or new administrative interpretations and court decisions may also affect the Company's ability to maintain REIT status in the future. If the Company fails to qualify as a REIT, its income may also be subject to the alternative minimum tax. If the Company does not maintain its REIT status in any year, it may be unable to elect to be treated as a REIT for the next four taxable years. In addition, if the Company fails to meet the Internal Revenue Code's requirement that it distribute to shareholders at least 95% of our otherwise taxable income, it will be subject to a nondeductible 4% excise tax on a portion of its income.

o Although the Company currently intends to maintain its status as a REIT, future economic, market, legal, tax or other considerations may cause it to determine that it would be in the Company's and its shareholders' best interests to revoke its REIT election. As noted above, if the Company revokes its REIT election, it will not be able to elect REIT status for the next four taxable years.

Environmental Matters

     All of the Centers presently owned by the Company (not including option interests in the Development Projects or any of the real estate managed but not included in the Company's portfolio) have been subject to environmental assessments. The Company is not aware of any environmental liability relating to the Centers or any other property, in which they have or had an interest (whether as an owner or operator) that the Company believes, would have a material adverse effect on the Company's business, assets, or results of operations. No assurances can be given, however, that all environmental liabilities have been identified or that no prior owner, operator, or current occupant has created an environmental condition not known to the Company. Moreover, no assurances can be given that (i) future laws, ordinances, or regulations will not impose any material environmental liability or that (ii) the current environmental condition of the Centers will not be affected by tenants and occupants of the Centers, by the condition of properties in the vicinity of the Centers (such as the presence of underground storage tanks), or by third parties unrelated to the Company.

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

     As of December 31, 1999, the Manager had 447 full-time employees. The following table provides a breakdown of employees by operational areas as of December 31, 1999:

                                                             Number Of Employees

      Property Management...............................             203
      Leasing ..........................................              71
      Development.......................................              52
      Financial Services................................              70
      Other   ..........................................              51
                                                                      --
              Total.....................................             447
                                                                     ===

The Manager considers its relations with its employees to be good.

Item 2.  PROPERTIES

Ownership

     The following table sets forth certain information about each of the Centers. The table includes only Centers in operation at December 31, 1999.
Excluded from this table are Tampa International, The Shops at Willow Bend, Dolphin Mall and the Mall at Wellington Green, all of which will open in 2001. Centers are owned in fee other than Beverly Center, Cherry Creek, La Cumbre Plaza, MacArthur Center and Paseo Nuevo, which are held under ground leases expiring between 2028 and 2083.

     Certain of the Centers are partially owned through joint ventures. Generally, the Operating Partnership's joint venture partners have ongoing rights with regard to the disposition of the Operating Partnership's interest in the joint ventures, as well as the approval of certain major matters.



                                               Sq. Ft. of GLA/    Year                Ownership   Percent of Mall
                                                  Mall GLA       Opened/      Year     % as of     GLA Occupied      1999 Rent (1)
Owned Centers            Anchors              as of 12/31/99    Expanded    Acquired  12/31/99    as of 12/31/99    (in Thousands)
-------------            -------              ---------------   --------    --------  ---------   --------------    ----------------

Beverly Center           Bloomingdale's,            902,000/       1982                70%(2)           95%             $ 27,388
Los Angeles, CA          Macy's                     594,000

Biltmore Fashion Park    Macy's, Saks Fifth         620,000/     1963/1992/   1994    100%              91%               10,949
Phoenix, AZ              Avenue                     313,000      1997/1999

Cherry Creek             Foley's, Lord & Taylor,  1,035,000/     1990/1998             50%              94%               22,916
Denver, CO               Neiman Marcus, Saks        562,000 (3)
                         Fifth Avenue

Fair Oaks                Hecht's, JCPenney,       1,389,000/     1980/1987/            50%              86%               19,590
Fairfax, VA              Lord & Taylor,             573,000        1988
(Washington, D.C.        Sears (4)
 Metropolitan Area)


Fairlane Town Center     Hudson's, JCPenney,      1,400,000/(5)  1976/1978/           100%              72%               13,417
Dearborn, MI             Lord & Taylor, Saks        511,000        1980
(Detroit Metropolitan    Fifth Avenue, Sears
 Area)

La Cumbre Plaza          Robinsons-May, Sears       479,000/     1967/1989    1996    100%              94%                4,343
Santa Barbara, CA                                   179,000

Lakeside                 Hudson's, Hudson's Men's  1,478,000/     1976/1978            50%(6)           88%               18,497
Sterling Heights, MI     and Home,                  516,000
(Detroit Metropolitan    JCPenney, Lord & Taylor,
 Area)                   Sears

MacArthur Center         Dillard's, Nordstrom       945,000/       1999                70%              88%               11,983
Norfolk, VA                                         531,000

Paseo Nuevo              Macy's, Nordstrom          438,000/       1990       1996    100%              96%                4,833
Santa Barbara, CA                                   133,000

Regency Square           Hecht's (two locations),   826,000/     1975/1987    1997    100%              97%                9,310
Richmond, VA             JCPenney, Sears            239,000

The Mall at Short Hills  Bloomingdale's, Macy's,  1,350,000/     1980/1994/           100%              97%               33,260
Short Hills, NJ          Neiman Marcus, Nordstrom,  528,000        1995
                         Saks Fifth Avenue

Stamford Town Center     Filene's, Macy's, Saks     868,000/       1982                50%              88%               16,223
Stamford, CT             Fifth Avenue               375,000

Twelve Oaks Mall         Hudson's, JCPenney,      1,220,000/     1977/1978             50%(6)           93%               20,601
Novi, MI                 Lord & Taylor, Sears       482,000
(Detroit Metropolitan
 Area)



                                               Sq. Ft. of GLA/    Year                Ownership   Percent of Mall
                                                  Mall GLA       Opened/      Year     % as of     GLA Occupied      1999 Rent (1)
Owned Centers            Anchors              as of 12/31/99    Expanded    Acquired  12/31/99    as of 12/31/99    (in Thousands)
-------------            -------              ---------------   --------    --------  ---------   --------------    ----------------
Westfarms                Filene's, Filene's        1,295,000/    1974/1983/            79%              94%             $ 23,503
West Hartford, CT        Men's Store/Furniture       525,000        1997
                         Gallery, JCPenney,
                         Lord & Taylor,Nordstrom

Woodland                 Hudson's, JCPenney,       1,095,000/     1968/1974/           50%              92%               15,721
Grand Rapids, MI         Sears                       370,000      1984/1989

Value Centers:

Arizona Mills            GameWorks, Harkins        1,193,000/        1997               37%             94%               22,840
Tempe, AZ                Cinemas,JCPenney            533,000
(Phoenix Metropolitan    Outlet, Neiman Marcus-
 Area)                   Last Call, Off 5th Saks,
                         Rainforest Cafe

Great Lakes Crossing     Bass Pro, GameWorks,      1,385,000/        1998               85%             90%               22,556
Auburn Hills, MI         JCPenney Outlet,            576,000
(Detroit Metropolitan    Neiman Marcus-Last Call,  ---------
 Area)                   Off 5th Saks, Rainforest
                         Cafe, Star Theatres

                         Total GLA/Total
                           Mall GLA:              17,918,000/
                                                   7,540,000

                         Average GLA/Average
                           Mall GLA:               1,054,000/
                                                     444,000

------------------------

(1) Includes minimum and percentage rent for the year ended December 31, 1999. Excludes rent from certain peripheral properties. For MacArthur Center, which opened in March, the amounts reflect rents for the period subsequent to opening date.
(2) The Company has an option to acquire the remaining 30%. The results of Beverly Center are consolidated in the Company's financial statements.
(3) GLA excludes approximately 166,000 square feet for the renovated buildings on adjacent peripheral land.
(4)  A newly constructed Macy's store will open in the fall of 2000.
(5) A 21-screen theater will be added and is anticipated to open in the spring of 2000.
(6) Under terms of an agreement expected to be completed in March 2000, the Operating Partnership will exchange its 50% interest in Lakeside to obtain a 100% interest in Twelve Oaks Mall.


Anchors

     The following table summarizes certain information regarding the anchors at the operating Centers (excluding the value centers) as of December 31, 1999.

                              Number of        12/31/99 GLA
    Name                    Anchor Stores     (in thousands)      % of GLA
    ---                     -------------     --------------      --------

May Company
     Lord & Taylor               6                 760
     Hecht's                     3                 417
     Filene's                    2                 379
     Filene's Men's Store/
        Furniture Gallery        1                  80
     Foley's                     1                 178
     Robinsons-May               1                 150
                               ----              ------
       Total                    14               1,964              12.8%

Sears                            7               1,582              10.3%

JCPenney                         7               1,327               8.6%

Federated
     Macy's                      5 (1)             947
     Bloomingdale's              2                 379
                               ----             -------
       Total                     7               1,326               8.6%

Dayton Hudson
     Hudson's                    4                 853
     Hudson's Men's & Home       1                 115
                               ----             -------
       Total                     5                 968                6.3%

Nordstrom                        4                 677                4.4%

Saks                             5                 452                2.9%

Neiman Marcus                    2                 216                1.4%
Dillard's                        1                 254                1.7%
                               ----             -------              -----
Total                           52               8,766               57.1%
                                ==               =====               ====


(1)  A new Macy's store will open at Fair Oaks in 2000.

Mortgage Debt

     The following table sets forth certain information regarding the mortgages encumbering the Centers as of December 31,1999. All mortgage debt in the table below is nonrecourse to the Operating Partnership, except for debt encumbering Arizona Mills, Great Lakes Crossing, Dolphin Mall, MacArthur Center, and International Plaza. The Operating Partnership has guaranteed the payment of principal and interest on the mortgage debt of these Centers. The loan agreements provide for the reduction of the amounts guaranteed as certain center performance and valuation criteria are met. The Operating Partnership's guaranty of the Arizona Mills' principal is $13.1 million at December 31, 1999. The guarantees on the Great Lakes Crossing and MacArthur Center mortgages are currently for 100% of the outstanding balances. The guarantee on the Dolphin Mall mortgage is currently for 50% of the outstanding balance and 100% of accrued unpaid interest. The Operating Partnership has guaranteed the payment of 100% of the principal and interest on the International Plaza construction loan. An investor in the International Plaza project has indemnified the Operating Partnership to the extent of 25% of the amounts guaranteed on the International Plaza loan. Assessment bonds totaling approximately $2.5 million, which are not included in the table, also encumber Biltmore.




                                         Principal
                                          Balance          Annual Debt                    Balance Due        Earliest
Centers Consolidated in      Interest    as of 12/31/99      Service          Maturity    on Maturity       Prepayment
TCO's Financial Statements    Rate          (000's)          (000's)            Date        (000's)            Date
--------------------------   --------    --------------  -----------          --------    -----------    ----------------

Beverly Center                 8.36%       $146,000      Interest Only        07/15/04     $146,000    30 Days' Notice  (1)
Biltmore                       7.68%         80,000      Interest Only (2)    07/10/09       71,391           09/14/01  (3)
Great Lakes Crossing (85%)  Floating (4)    170,000      Interest Only (5)    04/01/02 (6)  167,925     2 Days' Notice  (7)
MacArthur Center (70%)      Floating (8)    115,212 (9)  Interest Only        10/27/00 (6)  115,212     4 Days' Notice  (7)
Short Hills                    6.70%        270,000      Interest Only (10)   04/01/09      245,301           05/01/04 (11)

Other Consolidated Secured Debt

TRG Credit Facility         Floating (12)    63,000      Interest Only        09/21/01       63,000     2 Days' Notice  (7)
Other                         13.00% (13)    20,000      Interest Only        11/22/09       20,000           11/22/04 (14)

Centers Owned by Unconsolidated
Joint Ventures/TRG's % Ownership

Arizona Mills (37%)         Floating (15)   142,214      Interest Only        02/01/02      142,214     5 Days' Notice  (7)
Cherry Creek (50%)             7.68%        177,000      Interest Only (16)   08/11/06      171,933           08/02/02 (17)
Dolphin (50%)               Floating (18)    22,267      Interest Only        10/06/02 (6)   22,267     3 Days' Notice  (7)
Fair Oaks (50%)                6.60%        140,000      Interest Only        04/01/08      140,000           04/01/00  (1)
International Plaza (26%)   Floating              0      Interest Only        11/10/02 (6)        0     3 Days' Notice  (7)
Lakeside (50%)                 6.47%         88,000      Interest Only        12/15/00       88,000    30 Days' Notice  (1)
Stamford Town Center (50%)    11.69% (19)    54,053 (20)         7,207        12/01/17            0    30 Days' Notice (20)
Twelve Oaks Mall (50%)      Floating (21)    49,971      Interest Only        10/15/01       50,000    30 Days' Notice  (7)
Westfarms (79%)                7.85%        100,000      Interest Only        07/01/02      100,000    60 Days' Notice  (1)
Westfarms (79%)             Floating (22)    55,000      Interest Only        07/01/02       55,000     4 Days' Notice  (7)
Woodland (50%)                 8.20%         66,000      Interest Only        05/15/04       66,000    30 Days' Notice  (1)
------------------------

(1) Debt may be prepaid with a yield maintenance prepayment penalty. No prepayment penalty is due if prepaid within six months of maturity date.
(2) Interest only through 7/10/00.Thereafter, principal will be amortized based on 30 years. Annual debt service will be $6.9 million.
(3) No defeasance deposit required if paid within three months of maturity date.
(4) The rate is capped at 6.0% until 9/1/00, plus credit spread, based on one-month LIBOR.
(5) Interest only until 4/1/01.Thereafter principal will be amortized based on 25 years.
(6) The maturity date may be extended one year. The MacArthur loan may be extended an additional year.
(7)  Prepayment can be made without penalty.
(8) The rate on the Operating Partnership's beneficial interest in the loan is capped at 6.50% until 10/27/00, plus credit spread, based on one-month LIBOR.
(9) The loan is a construction facility with a current maximum availability of $120 million.
(10) Interest only until 4/1/02. Thereafter, principal will be amortized based on 30 years. Annual debt service will be $20.9 million.
(11) Debt may be prepaid with a prepayment penalty equal to greater of yield maintenance or 1% of principal prepaid. No prepayment penalty is due if prepaid within three months of maturity date. 30 days notice required.
(12) The facility is a $200 million line of credit and is secured by mortgages on Fairlane, LaCumbre, Paseo Nuevo, and Regency Square.
(13) Currently payable at 9%. Deferred interest is due at maturity. The loan is secured by TRG's indirect interests in International Plaza.
(14) Debt may be prepaid with a yield maintenance prepayment penalty. 60 days notice required.
(15) The rate is capped at 9.5% until maturity, plus credit spread, based on one-month LIBOR.
(16) Interest only until 7/11/04. Thereafter, principal will be amortized based on 25 years. Annual debt service will be $15.9 million.
(17) May prepay with a yield maintenance penalty on the earlier of 8/2/02 or 2 years from securitization. No prepayment penalty is due if redeemed within three months of maturity date. 30-60 day notice required.
(18) The rate is capped at 7.0% until maturity, plus credit spread, based on one-month LIBOR. The cap has an embedded swap with a rate of 5.15% when LIBOR is below 6.0%.
(19) The lender was entitled to contingent interest equal to 20% of annual applicable receipts in excess of $9.0 million.
(20) Debt was prepaid in January 2000. Property is now encumbered by a $76 million mortgage with a floating rate of one-month LIBOR + 0.80%.
(21) The rate is capped at 8.55% until maturity, plus credit spread, based on one-month LIBOR.
(22) The rate is capped until maturity at 6.5%, plus credit spread, based on one-month LIBOR.


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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common stock of Taubman Centers, Inc. is listed and traded on the New York Stock Exchange (Symbol: TCO). As of March 21, 2000, the 53,046,243 outstanding shares of Common Stock were held by 715 holders of record.

     The following table presents the dividends declared and range of share prices for each quarter of 1999 and 1998.

                                                     Market  Quotations
                                          --------------------------------------
               1999 Quarter Ended          High           Low          Dividends
               ------------------          ----           ---          ---------

               March 31                  $ 13 7/8       $  11 5/8       $ 0.24

               June 30                     14              11 15/16       0.24

               September 30                13 11/16        11 3/16        0.24

               December 31                 11 11/16        10 1/2         0.245


                                                     Market  Quotations
                                          --------------------------------------
               1998 Quarter Ended          High           Low          Dividends
               ------------------          ----           ---          ---------

               March 31                  $ 13 11/16      $ 12 1/8       $ 0.235

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

     In connection with its November 1999 acquisition of Lord Associates, the Company issued 435,153 shares of Series B Stock as part of the consideration paid to the owner. These shares will be released over a five-year period (5 shares had been released as of December 31 ,1999). The former owner, presently an officer of the Company, has granted an irrevocable proxy to a subsidiary of the Operating Partnership for the unreleased shares, and therefore has no voting or dispositive power for these shares until release.

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

     The offerings of Series B Stock described above were exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act. Under the Company's articles of incorporation, the Company may issue shares of Series B Stock only to partners in the Operating Partnership. Offers were limited to partners in the Operating Partnership, who constitute a limited number of sophisticated investors (all of whom are "accredited investors," as defined in Rule 501 under the Securities Act) fully familiar with the business and operations of the Company, and did not involve any general solicitation or advertising. Under the Company's articles of incorporation, resales of the Series B Stock are permitted only if registered (or exempt from registration) under the Securities Act, and each certificate evidencing Series B Stock carries a restrictive legend.

     In September and November 1999, the Operating Partnership offered and sold a total of $100 million of 9% Cumulative Redeemable Preferred Partnership Equity to institutional investors, in an offering exempt from registration pursuant to
Section 4(2) of the Securities Act. In connection with this private placement, the Operating Partnership paid $2.5 million in total commissions to the placement agent who facilitated both transactions. After 10 years (an in certain circumstances, earlier), the holders of such preferred partnership equity have the right to exchange their interests for shares of the Company's newly authorized Series C and Series D Cumulative Redeemable Preferred Stock. Each such series of the Company's preferred stock has substantially similar terms as the preferred partnership equity being exchanged therefor and does not entitle its holders to vote. No shares of Series C or Series D Cumulative Redeemable Preferred Stock are currently outstanding.

Item 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial data for the Company and should be read in conjunction with the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.


                                                                                            Year Ended December 31
                                                                        ------------------------------------------------------------
                                                                             1999        1998        1997        1996        1995
                                                                             ----        ----        ----        ----        ----
                                                                                  (In thousands of dollars, except as noted)
STATEMENT OF OPERATIONS DATA:
   Income before extraordinary items from investment in TRG (1)                                      29,349      21,368      19,831
   Rents, recoveries and other shopping center revenues (1)                 268,692     333,953
   Income before extraordinary items, minority
     and preferred interests                                                 58,445      70,403      28,662      20,730      19,267
   Extraordinary items (2)                                                     (468)    (50,774)                   (444)      5,836
   Minority interest (1)                                                    (30,031)     (6,009)
   TRG preferred distributions (3)                                           (2,444)
   Net income                                                                25,502      13,620      28,662      20,286      25,103
   Series A preferred dividends (4)                                         (16,600)    (16,600)     (4,058)
   Net income (loss) available to common shareowners                          8,902      (2,980)     24,604      20,286      25,103
   Income before extraordinary items per
     common share - diluted                                                    0.17        0.32        0.48        0.47        0.44
   Net income (loss) per common share - diluted                                0.16       (0.06)       0.48        0.46        0.57
   Dividends per common share declared                                        0.965       0.945       0.925        0.89        0.88
   Weighted average number of common shares outstanding                  53,192,364  52,223,399  50,737,333  44,444,833  44,249,617
   Number of common shares outstanding at end of period                  53,281,643  52,995,904  50,759,657  50,720,358  44,134,913
   Ownership percentage of TRG at end of period (1)                              63%         63%         37%         37%         35%

BALANCE SHEET DATA (1) :
   Investment in TRG                                                                                547,859     369,131     307,190
   Real estate before accumulated depreciation                            1,572,285   1,473,440
   Total assets                                                           1,596,911   1,480,863     556,824     378,527     315,076
   Total debt                                                               886,561     775,298

SUPPLEMENTAL INFORMATION (5) :
   Funds from Operations allocable to TCO (6)                                68,506      61,131      53,137      44,104      40,798
   Mall tenant sales (7)                                                  2,695,645   2,332,726   3,086,259   2,827,245   2,739,393
   Sales per square foot (7)                                                    453         426         384         377         364
   Number of shopping centers at end of period                                   17          16          25          21          19
   Ending Mall GLA in thousands of square feet                                7,540       7,038      10,850       9,250       8,996
   Average occupancy                                                           89.0%       89.4%       87.6%       87.4%       88.0%
   Ending occupancy                                                            90.4%       90.2%       90.3%       88.0%       89.4%
   Leased space (8)                                                            92.1%       92.3%       92.3%       89.0%       90.6%
   Average base rent per square foot (9) :
     All mall tenants                                                        $43.58      $41.93      $38.79     $ 37.90     $ 36.33
     Stores closing during year                                              $41.14      $44.27      $37.62     $ 33.39     $ 32.96
     Stores opening during year                                              $52.64      $47.92      $41.67     $ 42.39     $ 41.27
--------------------------

(1) On September 30, 1998 the Company obtained a majority and controlling interest in The Taubman Realty Group Limited Partnership (TRG or the Operating Partnership) as a result of the GMPT Exchange (see Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) - GMPT Exchange and Related Transactions). As a result of this transaction, the Company's ownership of the Operating Partnership increased to a majority and the Company began consolidating the Operating
     Partnership. For years prior to 1998, amounts reflect the Company's interest in the Operating Partnership under the equity method.
(2) Extraordinary items for 1995 through 1999 include charges related to the extinguishment of debt, primarily consisting of prepayment premiums. Also, in 1995, the Company recognized its $6.6 million share of an extraordinary gain related to the disposition of Bellevue Center and the related extinguishment of debt.
(3) In 1999, the Operating Partnership completed $100 million in private placements of 9% Cumulative Redeemable Preferred Partnership Equity.
(4)  In October 1997, the Company issued 8.3% Series A Preferred Stock.
(5) Operating statistics prior to 1998 include centers transferred to GMPT as part of the GMPT Exchange.
(6) Funds from Operations is defined and discussed in MD&A - Liquidity and Capital Resources - Funds from Operations. Funds from Operations does not represent cash flow from operations, as defined by generally accepted accounting principles, and should not be considered to be an alternative to net income as a measure of operating performance or to cash flows as a measure of liquidity.
(7)  Based on reports of sales furnished by mall tenants.
(8) Leased space comprises both occupied space and space that is leased but not yet occupied.
(9)  Amounts include centers owned and open for at least five years.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with Selected Financial Data and the Financial Statements of Taubman Centers, Inc. and the Notes thereto.

General Background and Performance Measurement

     The Company owns a managing general partner's interest in The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG), through which the Company conducts all of its operations. The Operating Partnership owns, develops, acquires, and operates regional shopping centers nationally. The Consolidated Businesses consist of shopping centers that are controlled by ownership or contractual agreement, development projects for future regional shopping centers and The Taubman Company Limited Partnership (the Manager).
Shopping centers that are not controlled and that are owned through joint ventures with third parties (Unconsolidated Joint Ventures) are accounted for under the equity method.

     The operations of the shopping centers are best understood by measuring their performance as a whole, without regard to the Company's ownership interest. Consequently, in addition to the discussion of the operations of the Consolidated Businesses, the operations of the Unconsolidated Joint Ventures are presented and discussed as a whole.

     On September 30, 1998, the Operating Partnership exchanged interests in 10 shopping centers (nine Consolidated Businesses and one Unconsolidated Joint
Venture) and a share of the Operating Partnership's debt for all of the partnership units owned by two General Motors pension trusts (GMPT) (the GMPT Exchange). See Results of Operations -GMPT Exchange and Related Transactions below. Performance statistics presented below exclude these 10 centers (transferred centers).

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

     The following table summarizes occupancy costs, excluding utilities, for mall tenants as a percentage of mall tenant sales.

                                                1999         1998        1997
                                                ----         ----        ----

      Mall tenant sales (in thousands)     $2,695,645   $2,332,726   $1,965,905
      Sales per square foot                       453          426          410

      Minimum rents                               9.7%         9.7%        10.0%
      Percentage rents                            0.2          0.3          0.3
      Expense recoveries                          4.3          4.1          4.2
                                                -----        -----        -----
      Mall tenant occupancy costs                14.2%        14.1%        14.5%
                                                =====        =====        =====

Occupancy

     Historically, average annual occupancy has been within a narrow band. In the last ten years, average annual occupancy has ranged between 86.5% and 89.4%. Mall tenant average occupancy, ending occupancy and leased space rates are as follows:

                                                1999         1998        1997
                                                ----         ----        ----

   Mall Tenant Average Occupancy                89.0%        89.4%        88.0%
   Ending Occupancy                             90.4         90.2         90.7
   Leased Space                                 92.1         92.3         92.7

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

                                                1999         1998         1997
                                                ----         ----         ----

   Average Base Rent per square foot:

      All mall tenants                         $43.58       $41.93      $41.37
      Stores closing during the year           $41.14       $44.27      $39.07
      Stores opening during the year           $52.64       $47.92      $41.08

     In 1999, average base rent per square foot for stores opening during the year was somewhat weighted by the leasing of smaller than average spaces at several of the Company's most productive centers. The Company expects the rent spread between opening and closing stores in 2000 to be in the Company's historic range of $5.00 to $10.00 per square foot. However, this statistic is difficult to predict in part because the Company's leasing policies and practices may result in early lease terminations with actual average closing rents per square foot which may vary from the average rent per square foot of scheduled lease expirations.

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

                                          1st            2nd             3rd             4th
                                        Quarter        Quarter         Quarter         Quarter         Total
                                         1999           1999            1999            1999            1999
                               ------------------------------------------------------------------------------
                                                                  (in  thousands)
  Mall Tenant Sales                  $533,730       $598,956       $ 610,520        $952,439      $2,695,645
  Revenues                            117,485        127,669         125,140         139,327         509,621
  Occupancy:
       Average                          88.5%          88.1%           88.9%           90.3%           89.0%
       Ending                           87.5%          88.0%           89.5%           90.4%           90.4%
  Leased Space                          91.3%          91.7%           92.8%           92.1%           92.1%

     Because the seasonality of sales contrasts with the generally fixed nature of minimum rents and recoveries, mall tenant occupancy costs (the sum of minimum rents, percentage rents and expense recoveries) relative to sales are considerably higher in the first three quarters than they are in the fourth quarter.

                                          1st            2nd             3rd             4th
                                      Quarter        Quarter         Quarter         Quarter           Total
                                         1999           1999            1999            1999            1999
                               --------------- -------------- --------------- --------------- ---------------
  Minimum Rents                          11.8%          10.8%           10.7%            7.2%            9.7%
  Percentage Rents                        0.2            0.1             0.1             0.5             0.2
  Expense Recoveries                      4.6            4.9             4.5             3.4             4.3
                                         -----          -----           -----           -----           -----
  Mall Tenant Occupancy Costs            16.6%          15.8%           15.3%           11.1%           14.2%
                                         -----          -----           -----           -----           -----

Results of Operations

     The following represent significant debt and equity transactions, new center openings, expansions, and acquisitions which affect the operating results described under Comparison of 1999 to 1998.

GMPT Exchange and Related Transactions

     On September 30, 1998, the Operating Partnership exchanged interests in 10 shopping centers (nine wholly owned and one Unconsolidated Joint Venture), together with $990 million of debt, for all of GMPT's partnership units (approximately 50 million units with a fair value of $675 million, based on the average stock price of the Company's common shares of $13.50 for the two week period prior to the closing), providing the Company with a majority and controlling interest in the Operating Partnership. The Operating Partnership continues to manage the centers exchanged under management agreements with GMPT. The management agreements are cancelable with 90 days notice. Certain costs of providing services under these agreements, including administrative and certain other fixed costs, would not necessarily be eliminated if the contracts were to be canceled or not renewed. The actual reduction of costs would be affected by whether all or a portion of the contracts were canceled or not renewed, timing of the cancellation or non-renewal, and actual or anticipated changes in the Operating Partnership's owned or managed portfolio.

     In anticipation of the GMPT Exchange, the Operating Partnership used the $1.2 billion proceeds from two bridge loans to extinguish $1.1 billion of debt in September 1998. The remaining proceeds were used primarily to pay prepayment premiums and transaction costs. GMPT's share of debt received in the exchange included the $902 million balance on the first bridge loan, $86 million representing 50% of the debt on the Joint Venture owned shopping center, and $1.6 million of assessment bond obligations. The $340 million balance on the second bridge loan was refinanced during the first half of 1999.

     Concurrently with the GMPT Exchange the Operating Partnership, expecting to reduce its annual general and administrative expense, committed to a restructuring of its operations and recognized a $10.7 million charge related to this restructuring. During the fourth quarter of 1998, general and administrative expense decreased $2.2 million from the comparable period in 1997. During 1999, general and administrative expense decreased $6.5 million from 1998. Substantially all of the decrease in 1999 expense occurred in the first three quarters of 1999.

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

Other Debt and Equity Transactions

     In September and November 1999, the Operating Partnership completed private placements totaling $100 million of 9% Cumulative Redeemable Preferred Partnership Equity (Series C Preferred Equity and Series D Preferred Equity, respectively), which were purchased by institutional investors. The net proceeds were used to pay down lines of credit.

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

Openings, Expansions, Acquisitions, and Other

     In March 1999, MacArthur Center, a 70% owned enclosed super-regional mall, opened in Norfolk, Virginia. In November 1998, Great Lakes Crossing, an 85% (an increase from 80%-see below) owned enclosed value super-regional mall, opened in Auburn Hills, Michigan. Both Great Lakes Crossing and MacArthur Center are owned by joint ventures in which the Operating Partnership has a controlling interest, and consequently the results of these centers are consolidated in the Company's financial statements. The Operating Partnership is entitled to a preferred return on its equity contributions to these centers. The contributed capital was used to fund construction costs. The income effect of the cumulative preferred return net of the interest on the Operating Partnership's associated borrowings was approximately $2.0 million for 1999. The net effect in 2000 of any recurring preference is expected to be minimal. At Cherry Creek, a 132,000 square foot expansion opened in stages throughout the fall of 1998.

     In November 1999, the Operating Partnership acquired Lord Associates, a retail leasing firm based in Alexandria, Virginia for $2.5 million in cash and $5 million in partnership units, which are subject to certain contingencies. In addition, $1.0 million of the purchase price is contingent upon profits achieved on acquired leasing contracts. Of the cash purchase price, approximately $1.0 million was paid at closing and $1.5 million will be paid over five years.

     In 1996, the Operating Partnership entered into an agreement to lease Memorial City Mall, a 1.4 million square foot shopping center located in Houston, Texas. The lease was subject to certain provisions that enabled the Operating Partnership to explore significant redevelopment opportunities and terminate the lease obligations in the event such redevelopment opportunities were not deemed to be sufficient. In November 1999, the Operating Partnership exercised its option to terminate the lease. Under the terms of the lease, the Operating Partnership will continue to manage the center until May 2000.

     In December 1999, the Operating Partnership acquired an additional 5% interest in Great Lakes Crossing for $1.2 million in cash, increasing the Operating Partnership's interest in the center to 85%.

Subsequent Events

     In January 2000, the Company agreed to exchange property interests with its current joint venture partner in two Unconsolidated Joint Ventures. Under the terms of the agreement, expected to be completed in first quarter 2000, the Operating Partnership will assume 100 percent ownership of Twelve Oaks Mall and the current joint venture partner will become 100 percent owner of Lakeside. Both properties will remain subject to the existing mortgages ($50 million and $88 million at Twelve Oaks and Lakeside, respectively.) The Operating Partnership will also pay the joint venture partner $30 million in cash. The Operating Partnership will continue to manage Twelve Oaks, while the joint venture partner will assume management responsibility of Lakeside at closing. Upon completion of the transaction, the Company expects to recognize a gain on the exchange, representing the excess of the fair value over the net book basis of the Company's interest in Lakeside Mall, adjusted for the $30 million paid and transaction costs. Aside from this book gain, the Company does not expect the transaction to have a material effect on the Company's results of operations.

     In January 2000, the 50% owned Unconsolidated Joint Venture that owns Stamford Town Center completed a $76 million secured financing. The new financing bears interest at a rate of one-month LIBOR plus 0.8% and matures in 2002 with a two-year extension option. The rate is capped at 8.2% plus credit spread for the term of the loan. The proceeds were used to repay the $54 million participating mortgage, the $18.3 million prepayment premium, and accrued interest and transaction costs.

Presentation of Operating Results

     In order to facilitate the analysis of the ongoing business for periods prior to the GMPT Exchange, the following tables contain the combined operating results of the Company and the Operating Partnership and also present separately the revenues and expenses, other than interest, depreciation and amortization, of the transferred centers. Income allocated to the noncontrolling partners and preferred interests is deducted to arrive at the results allocable to the
Company's common shareowners. Because the net equity of the Operating Partnership's unitholders is less than zero, for periods subsequent to the GMPT Exchange, the income allocated to the noncontrolling partners is equal to their share of distributions. The net equity of these minority partners is less than zero due to accumulated distributions in excess of net income and not as a result of operating losses. Distributions to partners are usually greater than net income because net income includes non-cash charges for depreciation and amortization. The Company's average ownership percentage of the Operating Partnership was 63% for 1999 and 43% for 1998 (including averages of 39% for the period through the GMPT Exchange and 63% thereafter.)

Comparison of 1999 to 1998

   The following table sets forth operating results for 1999 and 1998, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:


                                                         1999                                                  1998
                                   ---------------------------------------------      ----------------------------------------------
                                                    UNCONSOLIDATED                                       UNCONSOLIDATED
                                    CONSOLIDATED       JOINT                            CONSOLIDATED          JOINT
                                    BUSINESSES(1)     VENTURES(2)        TOTAL          BUSINESSES(1)      VENTURES(2)       TOTAL
                                   ---------------------------------------------      ----------------------------------------------
                                                                          (in millions of dollars)

REVENUES:
  Minimum rents                            133.9         158.1           292.1              99.8             149.3           249.1
  Percentage rents                           4.6           3.9             8.6               5.2               3.7             8.9
  Expense recoveries                        78.9          83.6           162.4              57.9              79.2           137.1
  Management, leasing and
    development                             23.9                          23.9              12.3                              12.3
  Other                                     16.3           6.4            22.7              17.4               6.8            24.2
  Revenues - transferred centers                                                           129.7              47.2           177.0
                                         -------       -------         -------           -------           -------         -------
Total revenues                             257.6         252.0           509.6             322.3             286.3           608.6

OPERATING COSTS:
  Recoverable expenses                      69.5          69.4           138.9              51.4              66.0           117.4
  Other operating                           28.9          13.0            41.9              25.7              11.7            37.4
  Management, leasing and
    development                             17.2                          17.2               8.0                               8.0
  Expenses other than interest,
   depreciation and amortization
     - transferred centers                                                                  44.3              17.7            62.0
  General and administrative                18.1                          18.1              24.6                              24.6
  Interest expense                          51.3          64.4           115.8              75.8              69.7           145.5
  Depreciation and amortization(3)          51.9          29.7            81.6              57.0              31.5            88.5
                                         -------       -------         -------           -------           -------         -------
Total operating costs                      237.0         176.5           413.5             286.8             196.7           483.5
Net results of Memorial City (1)            (1.4)                         (1.4)             (0.8)                             (0.8)
                                         -------       -------         -------           -------           -------         -------
                                            19.2          75.6            94.7              34.7              89.7           124.4
                                                       =======         =======                             =======         =======

Equity in income before
  extraordinary items of
  Unconsolidated Joint Ventures(3)          39.3                                            46.4
Restructuring loss                                                                         (10.7)
                                         -------                                         -------
Income before extraordinary items,
  minority and preferred  interests         58.4                                            70.4
Extraordinary items                         (0.5)                                          (50.8)
TRG preferred distributions                 (2.4)
Minority share of income                   (17.6)                                           (4.2)
Distributions in excess of minority
  share of income                          (12.4)                                           (1.8)
                                         -------                                         -------
Net income                                  25.5                                            13.6
Series A preferred dividends               (16.6)                                          (16.6)
                                         -------                                         -------
Net income (loss) available to
  common   shareowners                       8.9                                            (3.0)
                                         =======                                         =======

SUPPLEMENTAL INFORMATION(4):
  EBITDA contribution                      118.6          94.1           212.7              168.3           104.3            272.6
  Beneficial Interest Expense              (47.6)        (34.5)          (82.1)             (75.8)          (37.1)          (112.9)
  Non-real estate depreciation              (2.7)                         (2.7)              (2.3)                            (2.3)
  Preferred dividends and distributions    (19.0)                        (19.0)             (16.6)                           (16.6)
                                          -------      -------         -------            -------         -------          -------
  Funds from Operations contribution        49.3          59.7           108.9               73.7            67.1            140.8
                                          =======      =======         =======            =======         =======          =======

(1)  The results of operations of Memorial City are presented net in this table.
(2) With the exception of the Supplemental Information, amounts represent 100% of the Unconsolidated Joint Ventures. Amounts are net of intercompany profits.
(3) Included in 1999 (a) Equity in income before extraordinary item of Unconsolidated Joint Ventures and (b) Depreciation and amortization are charges of $4.7 million and $3.8 million, respectively, representing amortization of the Company's additional basis in the Operating Partnership.
(4) EBITDA represents earnings before interest and depreciation and amortization. Funds from Operations is defined and discussed in Liquidity and Capital Resources.
(5)  Amounts in this table may not add due to rounding.
(6) Certain 1998 amounts have been reclassified to conform to 1999 classifications.

Consolidated Businesses

     Total revenues for the year ended December 31, 1999 were $257.6 million, a $65.0 million, or 33.7%, increase over the comparable period in 1998, excluding revenues of the transferred centers. Minimum rents increased $34.1 million of which $30.6 million was caused by the opening of MacArthur Center and Great Lakes Crossing. Minimum rents also increased due to tenant rollovers. Expense recoveries increased primarily due to the new centers. Revenues from management, leasing, and development services increased primarily due to the management agreements with GMPT. Other revenue decreased primarily due to a decrease in gains on sales of peripheral land, partially offset by increases in garage and trash removal services and lease cancellation fees.

     Total operating costs were $237.0 million, a $5.5 million, or 2.3% decrease from the comparable period in 1998, excluding expenses other than depreciation, amortization and interest of the transferred centers. Recoverable expenses increased primarily due to Great Lakes Crossing and MacArthur Center. Other operating expense increased due to an increase in the charge to operations for costs of unsuccessful and potentially unsuccessful pre-development activities, the new centers, and bad debt expense. Costs of management, leasing and development services increased primarily due to the management agreements with GMPT. General and administrative expense decreased $6.5 million primarily due to decreases in payroll costs, travel and professional fees. Interest expense decreased primarily due to the assumption of debt by GMPT as part of the GMPT Exchange and debt paid down with the proceeds of the Series C and Series D Preferred Equity offerings, partially offset by an increase in debt used to finance Great Lakes Crossing and MacArthur Center and a decrease in capitalized interest related to these centers. Depreciation and amortization expenses decreased due to the transferred centers, partially offset by an increase due to the new centers.

     During 1998, a $10.7 million loss on the restructuring was recognized, which primarily represented the cost of certain involuntary terminations of personnel.

Unconsolidated Joint Ventures

     Total revenues for the year ended December 31, 1999 were $252.0 million, a $12.9 million, or 5.4%, increase from the comparable period of 1998, excluding revenues of the transferred center. Minimum rents increased due to the expansion at Cherry Creek and tenant rollovers. Expense recoveries also increased because of the Cherry Creek expansion and an increase in property taxes recoverable from tenants at certain centers.

     Total operating costs decreased by $20.2 million (of which $17.7 million represented the expenses other than interest, depreciation, and amortization of the transferred center) to $176.5 million for the year ended December 31, 1999. Recoverable expenses increased primarily due to the Cherry Creek expansion and an increase in property taxes at certain centers. Other operating expense increased primarily due to increases in bad debt expense. Interest expense decreased primarily due to the assumption of debt by GMPT as part of the GMPT Exchange. Depreciation and amortization decreased due to the transferred center, offset by an increase due to the Cherry Creek expansion.

     Income before extraordinary items of the Unconsolidated Joint Ventures decreased by $14.1 million, or 15.7%, to $75.6 million. The Company's equity in income before extraordinary items of the Unconsolidated Joint Ventures was $39.3 million, a 15.3% decrease from the comparable period in 1998.

Net Income

     As a result of the foregoing, the Company's income before extraordinary items, minority and preferred interests decreased $12.0 million, or 17.0%, to $58.4 million for the year ended December 31, 1999. The Company recognized $0.5 million in extraordinary losses related to the extinguishment of debt during 1999, while an extraordinary charge of $50.8 million for the extinguishment of debt, primarily related to the GMPT Exchange, was recognized in 1998. The income of the Operating Partnership allocable to minority partners increased to a total of $30.0 million, from $6.0 million in 1998, primarily due to the minority partners' $30.7 million share of the extraordinary charges in 1998. Distributions of $2.4 million to the Operating Partnership's Series C and Series D Preferred Equity owners were made in 1999. After payment of $16.6 million in Series A preferred dividends, net income (loss) available to common shareowners for 1999 was $8.9 million compared to $(3.0) million in 1998.

Comparison of 1998 to 1997

     Discussion of significant debt and equity transactions, acquisitions, and openings occurring in 1998 is included in the Comparison of 1999 to 1998. Significant 1997 items are described below.

     In October 1997, the Company used the $200 million public offering of eight million shares of 8.3% Series A Cumulative Redeemable Preferred Stock to acquire a preferred equity interest in the Operating Partnership. The Operating Partnership used the net proceeds to pay down debt under existing revolving credit and commercial paper facilities, which were used to fund the acquisition of Regency Square in September 1997. In September 1997, the Operating Partnership acquired Regency Square (Regency) shopping center for $123.9 million in cash. Additionally, in November 1997, the Operating Partnership opened Arizona Mills, a 37% owned value super-regional shopping center. In December 1997, the Operating Partnership acquired The Falls shopping center for $156 million in cash and the leasehold interest in The Mall at Tuttle Crossing, which opened in July 1997. These two centers were transferred to GMPT.

     A 135,000 square foot expansion opened at Westfarms in August 1997. In addition, approximately 50,000 square feet of new mall stores opened at Biltmore in 1997.

     The Company's average ownership percentage of the Operating Partnership was 43% for 1998 (including averages of 39% for the period through the GMPT Exchange and 63% thereafter) and 37% for 1997.

Comparison of 1998 to 1997

     The following table sets forth operating results for 1998 and 1997, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:


                                                         1998                                                  1997
                                   ---------------------------------------------      ----------------------------------------------
                                                    UNCONSOLIDATED                                       UNCONSOLIDATED
                                    CONSOLIDATED       JOINT                            CONSOLIDATED          JOINT
                                    BUSINESSES(1)     VENTURES(2)        TOTAL          BUSINESSES(1)      VENTURES(2)       TOTAL
                                   ---------------------------------------------      ----------------------------------------------
                                                                          (in millions of dollars)
REVENUES:
  Minimum rents                             99.8         149.3           249.1              86.4             121.1           207.5
  Percentage rents                           5.2           3.7             8.9               5.0               2.6             7.5
  Expense recoveries                        57.9          79.2           137.1              51.6              64.4           115.9
  Management, leasing and
    development                             12.3                          12.3               8.5                               8.5
  Other                                     17.4           6.8            24.2              11.4               8.0            19.4
  Revenues - transferred centers           129.7          47.2           177.0             138.9              62.7           201.6
                                         -------       -------          ------           -------           -------         -------
Total revenues                             322.3         286.3           608.6             301.6             258.8           560.4

OPERATING COSTS:
  Recoverable expenses                      51.4          66.0           117.4              45.6              53.7            99.2
  Other operating                           25.7          11.7            37.4              16.8              10.7            27.5
  Management, leasing
    and development                          8.0                           8.0               4.4                               4.4
  Expenses other than interest,
    depreciation and amortization
     - transferred centers                  44.3          17.7            62.0              47.7              23.9            71.5
  General and administrative                24.6                          24.6              26.7                              26.7
  Interest expense                          75.8          69.7           145.5              73.6              54.5           128.2
  Depreciation and amortization             57.0          31.5            88.5              49.2              23.7            72.8
                                         -------       -------          ------           -------           -------         -------
Total operating costs                      286.8         196.7           483.5             264.0             166.4           430.4
Net results of Memorial City (1)            (0.8)                         (0.8)              0.0                               0.0
                                         -------       -------          ------           -------           -------         -------
                                            34.7          89.7           124.4              37.6              92.4           130.0
                                                       =======          ======                             =======         =======

Equity in income before
  extraordinary item of
  Unconsolidated Joint Ventures             46.4                                            48.8
Restructuring loss                         (10.7)
                                         -------                                         -------
Income before extraordinary items,
  minority and preferred  interests         70.4                                            86.4
Extraordinary items                        (50.8)
Minority share of income                    (4.2)                                          (57.8)
Distributions in excess of minority
  share of income                           (1.8)                                        -------
                                         -------
Net income                                  13.6                                            28.7
Series A preferred dividends               (16.6)                                           (4.1)
                                         -------                                         -------
Net income (loss) available to
  common shareowners                        (3.0)                                           24.6
                                         ========                                        =======

SUPPLEMENTAL INFORMATION (3):
  EBITDA contribution                      168.3         104.3           272.6             161.4              94.4           255.7
  Beneficial Interest Expense              (75.8)        (37.1)         (112.9)            (73.6)            (29.3)         (102.9)
  Non-real estate depreciation              (2.3)                         (2.3)             (2.1)                             (2.1)
  Preferred dividends and distributions    (16.6)                        (16.6)             (4.1)                             (4.1)
                                          ------       -------          ------            ------           -------          ------
  Funds from Operations contribution        73.7          67.1           140.8              81.6              65.1           146.7
                                          ======       =======          ======            ======           =======          ======

(1)  The results of operations of Memorial City are presented net in this table.
(2) With the exception of the Supplemental Information, amounts represent 100% of the Unconsolidated Joint Ventures. Amounts are net of intercompany profits.
(3) EBITDA represents earnings before interest and depreciation and amortization. Funds from Operations is defined and discussed in Liquidity and Capital Resources.
(4)  Amounts in this table may not add due to rounding.
(5) Certain 1998 and 1997 amounts have been reclassified to conform to 1999 classifications.

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

     Total operating costs increased $22.8 million, or 8.6%, to $286.8 million. Recoverable and other operating expenses increased due to Great Lakes Crossing and Regency. Other operating expense also increased due to professional fees, management expense and an increase in the charge to operations for costs of unsuccessful and potentially unsuccessful pre-development activities. General and administrative expense decreased $2.1 million between periods due to decreases in payroll and reduced employee relocation and recruiter costs, partially offset by increases attributable to the phase-in of the long term compensation plan.

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

   Net Income

     As a result of the foregoing, the Company's income before extraordinary items, minority and preferred interest decreased to $70.4 million for 1998. The income allocable to minority partners decreased to $6.0 million, from $57.8 million, reflecting the Company's increased ownership in the Operating Partnership due to the GMPT Exchange and other equity transactions, as well as the minority partners' $30.7 million share of the 1998 extraordinary items.

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

Liquidity and Capital Resources

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

     As of December 31, 1999, the Company had a consolidated cash balance of $20.6 million. Additionally, the Company has a secured $200 million line of credit. The line had $63.0 million of borrowings as of December 31, 1999 and expires in September 2001. The Company also has available a second bank line of credit of up to $40 million. The line had $17.6 million of borrowings as of December 31, 1999.

Debt and Equity Transactions

     Discussion of significant debt and equity transactions occurring in the three years ended December 31, 1999 is contained in Results of Operations. In addition to the transactions described therein, the following transactions have occurred which will affect the Company's liquidity and capital resources in future periods.

     In October 1999, the 50% owned Unconsolidated Joint Venture that is developing Dolphin Mall closed on a $200 million, three-year construction facility. The rate on the facility is LIBOR plus 2%, decreasing to LIBOR plus 1.75% when a certain coverage ratio is met. The rate on the loan is capped at 7% plus credit spread until maturity. Under the interest rate agreement, the rate is swapped to a fixed rate of 5.15% when LIBOR is less than 6%. The maturity date may be extended one year. The balance at December 31, 1999 was $22.3 million.

     In November 1999, the 26% owned Unconsolidated Joint Venture that is developing International Plaza closed on a $193.5 million, three-year construction financing, with a one-year extension option. The rate on the facility is LIBOR plus 1.90%. There were no borrowings as of December 31, 1999.

     In January 2000, the Company finalized an agreement that securitized the $40 million bank line of credit and extended its maturity to August 2000.

     In March 2000, the Company's Board of Directors authorized the purchase of up to $50 million of the Company's common stock in the open market. The stock may be purchased from time to time as market conditions warrant.

Summary of Investing Activities

     Net cash used in investing activities was $197.4 million in 1999 compared to $269.9 million in 1998. Cash used in investing activities was impacted by the timing of capital expenditures, with outflows in 1999 and 1998 for the construction of MacArthur Center, Great Lakes Crossing, International Plaza, The Mall at Wellington Green, The Shops at Willow Bend, as well as other development activities and other capital items (see Capital Spending below). During 1999, $18.5 million was used in purchasing investments in Fashionmall.com, Inc., Swerdlow Real Estate Group, and Lord Associates. Proceeds from sales of peripheral land decreased in 1999 by $4.9 million, to $1.8 million. Contributions to Unconsolidated Joint Ventures are impacted primarily by the timing of construction and expansion activities, which in 1999 and 1998 included projects at Dolphin Mall, International Plaza, Cherry Creek, Woodland and Lakeside. Distributions from Unconsolidated Joint Ventures in 1999 and 1998 included distributions from centers comprised of excess mortgage refinancing proceeds ($45.2 million from Cherry Creek in 1999 and $45.9 million from Fair Oaks in 1998), while the loss of distributions from Woodfield after the GMPT Exchange was offset by increases at other centers.

     Net cash used in investing activities in 1998 was $269.9 million compared to $178.3 million in 1997. As the Company's interest in the Operating Partnership changed significantly as a result of the GMPT Exchange (see Results of Operations - GMPT Exchange and Related Transactions), investing activities of periods prior to this transaction are not comparable. In 1997, the Company acquired its $200 million preferred equity interest in the Operating Partnership, and received $21.7 million of distributions from its equity investment in the Operating Partnership in excess of its share of the Operating Partnership's income.

Summary of Financing Activities

     Financing activities contributed cash of $91.3 million, a decrease of $40.0 million from the $131.3 million in 1998. Borrowings net of debt repayments and issuance costs decreased by $244.5 million to $100.9 million, while net proceeds from equity offerings increased by $71.3 million to $100.4 million. The net decrease in the debt and equity sources of $173.2 million was offset by decreases in cash used in 1999 compared to 1998 in connection with (i) the $77.7 million partner redemption in January 1998, (ii) the greater amount of partner distributions made in 1998 due the Company's larger pre-GMPT Exchange equity base, and (iii) transaction costs incurred in connection with the GMPT Exchange.

     Net cash provided by financing activities in 1998 was $131.3 million compared to $149.3 million in 1997. Financing activities for 1998 and 1997 are not comparable due to the GMPT Exchange. In 1997, the Company issued $200 million of 8.3% preferred stock, for which 1998 reflects a complete year of dividends.

Beneficial Interest in Debt

   At December 31, 1999, the Operating Partnership's debt and its beneficial interest in the debt of its Consolidated and Unconsolidated Joint Ventures totaled $1,300.2 million. As shown in the following table, there was no unhedged floating rate debt at December 31, 1999. Interest rates shown do not include amortization of debt issuance costs and interest rate hedging costs. These items are reported as interest expense in the results of operations. In the aggregate, these costs added 0.42% to the effective rate of interest on beneficial interest in debt at December 31, 1999. Included in beneficial interest in debt is debt used to fund development and expansion costs. Beneficial interest in assets on which interest is being capitalized totaled $257.1 million as of December 31, 1999. Beneficial interest in capitalized interest was $15.2 million for the year ended December 31, 1999.

                                         Beneficial Interest in Debt
                             ---------------------------------------------------
                                Amount      Interest   LIBOR  Frequency   LIBOR
                             (in millions    Rate at    Cap    of Rate     at
                              of dollars)  12/31/99(1)  Rate    Resets  12/31/99
                             -----------   ----------  -----   -------  --------

Total beneficial interest in
  fixed rate debt                 862.2       7.65%(2)

Floating rate debt hedged via
  interest rate caps:

     Through August 2000          144.5       7.32      6.00%  Monthly     5.82%
     Through October 2000          80.6       7.17      6.50   Monthly     5.82
     Through December 2000         81.0       6.74(2)   7.00   Monthly     5.82
     Through October 2001          25.0       6.27      8.55   Monthly     5.82
     Through January 2002          52.4       7.12      9.50   Monthly     5.82
     Through July 2002             43.4       6.95      6.50   Monthly     5.82
     Through September 2002        11.1       7.15(3)   7.00   Monthly     5.82
                                   ----

Total beneficial interest
  in debt                       1,300.2       7.45(1)
                                =======

(1) All floating rates are based on the one-month LIBOR rate on December 31, 1999.
(2)  Denotes weighted average interest rate.
(3)  This cap has an embedded swap with a rate of 5.15% when LIBOR is below 6%.

Sensitivity Analysis

     The Company has exposure to interest rate risk on its debt obligations and interest rate instruments. Based on the Operating Partnership's beneficial interest in debt and interest rates in effect at December 31, 1999, a one percent increase in interest rates on floating rate debt would decrease cash flows by approximately $2.9 million and, due to the effect of capitalized interest, annual earnings by approximately $2.2 million. A one percent decrease in interest rates on floating rate debt would increase cash flows and annual earnings by approximately $4.3 million and $3.3 million, respectively. Based on the Company's consolidated debt and interest rates in effect at December 31, 1999, a one percent increase in interest rates would decrease the fair value of debt by approximately $13 million, while a one percent decrease in interest rates would increase the fair value of debt by approximately $32 million.

Covenants and Commitments

     Certain loan agreements contain various restrictive covenants including limitations on net worth, minimum debt service and fixed charges coverage ratios, a maximum payout ratio on distributions, and a minimum debt yield ratio, the latter being the most restrictive. The Operating Partnership is in compliance with all of such covenants.

     Payment of principal and interest on the Great Lakes Crossing, MacArthur Center, and International Plaza loans is guaranteed by the Operating Partnership. The total amount outstanding on these loans was $285.2 million at December 31, 1999. The new investor in the International Plaza venture has indemnified the Operating Partnership to the extent of approximately 25% of the amounts guaranteed on the International Plaza loan. In addition, the payment of principal and interest on the Arizona Mills' debt is guaranteed by each of the owners of Arizona Mills to the extent of its ownership. The Operating Partnership's guaranty of principal on the Arizona Mills loan was $13.1 million at December 31, 1999. The Operating Partnership has also guaranteed the payment of 50% of principal and interest on the Dolphin Mall loan. The balance on the Dolphin Mall loan was $22.3 million at December 31, 1999. All of the loan agreements provide for a reduction of the amount guaranteed as certain center performance and valuation criteria are met.

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

     In October 1999, NAREIT approved certain clarifications of the definition of FFO, including that non-recurring items that are not defined as
"extraordinary" under generally accepted accounting principles should be reflected in the calculation of FFO. The clarified definition is effective January 1, 2000 and restatement of all periods presented is recommended. Under the clarified definition, the Company would have included in FFO, for the year ended December 31, 1998, the $10.7 million restructuring charge (Results of Operations - GMPT Exchange and Related Transactions), resulting in an approximate $0.09 decrease to the Company's FFO per share reported for that period. There would have been no change to the amounts reported for 1999.

Reconciliation of Net Income to Funds from Operations

                                              Year Ended          Year Ended
                                            December 31, 1999  December 31, 1998
                                            -----------------  -----------------
                                                 (in millions of dollars)
Income before extraordinary items,
  minority and preferred interests (1)              58.4               70.4
Restructuring loss                                                     10.7
Depreciation and amortization (2)                   52.5               57.4
Share of Unconsolidated Joint Ventures
   depreciation and amortization (3)                20.4               20.7
Other income/expenses, net                                              0.5
Non-real estate depreciation                        (2.7)              (2.3)
Preferred dividends and distributions              (19.0)             (16.6)
Minority interest in consolidated joint ventures    (0.7)
                                                   -----              -----
Funds from Operations                              108.9              140.8
                                                   =====              =====
Funds from Operations allocable to the Company      68.5               61.1
                                                   =====              =====

(1) Includes gains on peripheral land sales of $1.7 million and $6.0 million for the years ended December 31, 1999 and 1998, respectively.
(2) Includes $2.1 million and $2.7 million of mall tenant allowance amortization for the years ended December 31, 1999 and 1998, respectively.
(3) Includes $1.2 million and $1.3 million of mall tenant allowance amortization for the years ended December 31, 1999 and 1998, respectively.
(4)  Amounts in the tables may not add due to rounding.

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

     On December 9, 1999, the Company declared a quarterly dividend of $0.245 per common share payable January 20, 2000 to shareowners of record on December 31, 1999. The Board of Directors also declared a quarterly dividend of $0.51875 per share on the Company's 8.3% Series A Preferred Stock, paid December 31, 1999 to shareowners of record on December 21, 1999.

     Common dividends declared totaled $0.965 per common share in 1999, of which $0.4534 represented return of capital and $0.5116 represented ordinary income, compared to dividends declared in 1998 of $0.945 per common share, of which $0.854 represented return of capital and $0.091 represented ordinary income. The tax status of total 2000 common dividends declared and to be declared, assuming continuation of a $0.245 per common share quarterly dividend, is estimated to be approximately 40% return of capital, and approximately 60% ordinary income. Series A preferred dividends declared were $2.075 per preferred share in 1999 and 1998, all of which represented ordinary income. The tax status of total 2000 dividends to be paid on Series A Preferred Stock is estimated to be 100% ordinary income. These are forward-looking statements and certain significant factors could cause the actual results to differ materially, including: 1) the amount of dividends declared; 2) changes in the Company's share of anticipated taxable income of the Operating Partnership due to the actual results of the Operating Partnership; 3) changes in the number of the Company's outstanding shares; 4) property acquisitions or dispositions; 5) financing transactions, including refinancing of existing debt; and 6) changes in the Internal Revenue Code or its application.

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

Capital Spending

     Capital spending for routine maintenance of the shopping centers is generally recovered from tenants. Capital spending not recovered from tenants is summarized in the following tables:

                                                  1999
                              --------------------------------------------------
                                                           Beneficial Interest
                                                            in Consolidated
                                            Unconsolidated  Businesses and
                              Consolidated     Joint        Unconsolidated
                               Businesses     Ventures(1)   Joint Ventures(1)(2)
                              --------------------------------------------------
                                         (in millions of dollars)

Development, renovation,
  and expansion:
   Existing centers               12.4           24.9               24.8
   New centers                   124.4 (3)      112.9 (4)          160.5
Pre-construction development
  activities, net of charge
  to operations                    2.0                               2.0
Mall tenant allowances             3.8            6.2                7.0
Corporate office improvements
  and equipment                    3.0                               3.0
Other                              0.8            2.4                2.2
                                   ---            ---                ---
Total                            146.4          146.4              199.5
                                 =====          =====              =====

(1)  Costs are net of intercompany profits.
(2) Includes the Operating Partnership's share of construction costs for MacArthur Center (a 70% owned consolidated joint venture), The Mall at Wellington Green (a 90% owned consolidated joint venture), International Plaza (a 26% owned unconsolidated joint venture), and Dolphin Mall (a 50% owned unconsolidated joint venture).
(3) Includes costs related to MacArthur Center, The Shops at Willow Bend and The Mall at Wellington Green.
(4)  Includes costs related to Dolphin Mall and International Plaza.


                                                  1998 (1)
                              --------------------------------------------------
                                                           Beneficial Interest
                                                            in Consolidated
                                            Unconsolidated  Businesses and
                              Consolidated     Joint        Unconsolidated
                               Businesses     Ventures(2)   Joint Ventures(2)(3)
                              --------------------------------------------------
                                         (in millions of dollars)

Development, renovation,
  and expansion:
   Existing centers               27.0           34.5               43.9
   New centers                   291.6  (4)       4.5              226.9
Pre-construction development
  activities, net of charge to
  operations                      20.8                              20.8
Mall tenant allowances             8.2            7.4               12.3
Corporate office improvements
  and equipment                    3.4                               3.4
Other                              0.3            2.2                1.3
                                   ---            ---                ---
Total                            351.3           48.6              308.6
                                 =====           ====              =====

(1) Includes capital spending on the transferred centers through September 30, 1998.
(2)  Costs are net of intercompany profits.
(3) Includes the Operating Partnership's share of construction costs for Great Lakes Crossing (an 80% owned consolidated joint venture), MacArthur Center (a 70% owned consolidated joint venture), The Mall at Wellington Green (a 90% owned consolidated joint venture) and International Plaza (a 50.1% owned consolidated joint venture in 1998).
(4) Includes costs related to Great Lakes Crossing, MacArthur Center, The Shops at Willow Bend and International Plaza.

     The Operating Partnership's share of mall tenant allowances per square foot leased during the year, excluding expansion space and new developments, was $12.76 in 1999, and $11.80 in 1998. In addition, the Operating Partnership's share of capitalized leasing costs in 1999, excluding new developments, was $6.2 million, or $10.82 per square foot leased and $7.0 million or $7.95 per square foot leased during the year in 1998. The 1998 amounts exclude costs related to the transferred centers.

     The Shops at Willow Bend, a new 1.4 million square foot center under construction in Plano, Texas, will be anchored by Neiman Marcus, Saks Fifth Avenue, Lord & Taylor, Foley's and Dillard's. The center is scheduled to open in August 2001; Saks Fifth Avenue will open in 2004. The Mall at Wellington Green, a 1.3 million square foot center under construction in west Palm Beach County, Florida, will be anchored by Nordstrom, Lord & Taylor, Burdine's, Dillard's and JCPenney. The center, scheduled to open in October 2001, will be owned by a joint venture in which the Operating Partnership has a 90% controlling interest. In September 1999, the Company finalized a partnership agreement with Swerdlow Real Estate Group to jointly develop Dolphin Mall, a 1.4 million square foot value regional center located in Miami, Florida. The center is scheduled to open in March 2001.

     Additionally, the Company is developing International Plaza, a new 1.3 million square foot center under construction in Tampa, Florida. The center will be anchored by Nordstrom, Lord & Taylor, Dillard's and Neiman Marcus, and is scheduled to open in September 2001. The Company originally had a controlling 50.1% interest in the partnership (Tampa Westshore) that owns the project. The Company was responsible for providing the funding for project costs in excess of construction financing in exchange for a preferential return. In November 1999, the Company entered into agreements with a new investor, which provided funding for the project and thereby reduced the Company's ownership interest to approximately 26%. It is anticipated that given the preferential return arrangements, the original 49.9% owner in Tampa Westshore will not initially receive cash distributions. The Company expects to be initially allocated approximately 33% of the net operating income of the project, with an additional 7% representing return of capital.

     The total cost of these four projects is anticipated to be approximately $1 billion. The Company's beneficial investment in the projects will be approximately $700 million, as three of these projects are joint ventures. While the Company intends to finance approximately 75 percent of each new center with construction debt, the Company has a greater responsibility for the project equity (approximately $230 million). Approximately $215 million of this amount has been funded through the Operating Partnership's preferred equity offerings, contributions from the new joint venture partner in the International Plaza project, and borrowing under the Company's lines of credit. With respect to the construction loan financing, the Company has closed on financing for Dolphin Mall and International Plaza. The financings on the two remaining projects are expected to be completed in 2000.

     Additionally, a 21-screen theater will be added at Fairlane, in the Detroit metropolitan area and is anticipated to open in the spring of 2000. At Fair Oaks in the Washington, D.C. area, Hecht's expansion will open in the spring of 2000, and a JCPenney expansion and a newly constructed Macy's store will open in the fall of 2000. The Operating Partnership's share of the cost of these projects is expected to be approximately $9.8 million.

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

     The following table summarizes planned capital spending, which is not recovered from tenants and assumes no acquisitions during 2000:

                                                    2000
                              --------------------------------------------------
                                                           Beneficial Interest
                                                            in Consolidated
                                            Unconsolidated  Businesses and
                              Consolidated     Joint        Unconsolidated
                               Businesses     Ventures(1)   Joint Ventures(1)(2)
                              --------------------------------------------------
                                         (in millions of dollars)

Development, renovation,
  and expansion                  186.7 (3)      239.5 (4)          279.7
Mall tenant allowances             7.9            4.8               10.1
Pre-construction development
  and other                       11.9            0.9               12.3
                                 -----          -----              -----
Total                            206.5          245.2              302.1
                                 =====          =====              =====

(1)  Costs are net of intercompany profits.
(2) Includes the Operating Partnership's share of construction costs for The Mall at Wellington Green (a 90% owned consolidated joint venture), International Plaza (a 26% owned unconsolidated joint venture), and Dolphin Mall (a 50% owned unconsolidated joint venture).
(3) Includes costs related to The Shops at Willow Bend and The Mall at Wellington Green.
(4)  Includes costs related to Dolphin Mall and International Plaza.

     The Operating Partnership anticipates that its share of costs in 2001 for development projects scheduled to be completed in 2001 will be as much as $220 million. Estimates of future capital spending include only projects approved by the Company's Board of Directors and, consequently, estimates will change as new projects are approved. Estimates regarding capital expenditures presented above are forward-looking statements and certain significant factors could cause the actual results to differ materially, including but not limited to: 1) actual results of negotiations with anchors, tenants and contractors; 2) changes in the scope and number of projects; 3) cost overruns; 4) timing of expenditures; 5) financing considerations; and 6) actual time to complete projects.

Year 2000 Matters

     All of the Company's financial, information and operational systems performed and continue to perform satisfactorily with the onset of calendar year 2000. The Company had developed a detailed plan to address the risks posed by the year 2000 issue, as such issue was likely to impact both its own systems and those of third parties with which the Company conducts business. The costs of addressing year 2000 issues were not material to 1998 or 1999 operations.

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

     Based on a market value at December 31, 1999 of $10.75 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $259 million. The purchase of these interests at December 31, 1999 would have resulted in the Company owning an additional 28% interest in the Operating Partnership.

New Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101). SAB 101 requires that a lessor defer recognition of percentage rents in quarterly periods until the specified target (typically gross sales in excess of a certain amount) that triggers this type of rental income is achieved. The Company had previously accrued interim contingent rental income as lessees' specified sales targets were met or achievement of the sales targets was probable. The Company adopted the accounting method set forth in SAB 101 during the fourth quarter of 1999. Although the adoption had no impact on annual net income, the Company restated the results of the first three quarters of 1999. The effect of the restatement was to reduce net income by $0.3 million ($0.01 per diluted common share), $1.2 million ($0.02 per diluted common share), and $1.2 million ($0.02 per diluted common share) for the first, second, and third quarters of 1999, respectively, and to increase fourth quarter income and per share amounts by $2.7 million and $0.05 per share, respectively.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether it qualifies for hedge accounting. The Company is still evaluating the impact of SFAS 133 on its consolidated financial statements. SFAS 133 is effective for fiscal years beginning after June 15, 2000.

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

                                    PART III*

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is hereby incorporated by reference to the material appearing in the Company's definitive proxy statement for the annual meeting of shareholders to be held in 2000 (the "Proxy Statement") under the captions "Management--Directors, Nominees and Executive Officers" and "Security Ownership of Certain Beneficial Owners and Management -- Section 16(a) Beneficial Ownership Reporting Compliance."

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption "Management--Certain Transactions." and "Executive Compensation-- Certain Employment Arrangements."



--------------------------------------------
* The Compensation Committee Report on Executive Compensation and the Shareholder Return Performance Graph appearing in the Proxy Statement are not incorporated by reference in this Annual Report on Form 10-K or in any other report, registration statement, or prospectus of the Registrant.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

14(a)(1) The following financial statements of Taubman Centers, Inc. and the Independent Auditors' Report thereon are filed with this report:

         TAUBMAN CENTERS, INC.                                              Page
         Independent Auditors' Report........................................F-2
         Balance Sheet as of December 31, 1999 and 1998 .....................F-3
         Statement of Operations for the years ended
           December 31, 1999, 1998 and 1997..................................F-4
         Statement of Shareowners' Equity for the years ended
           December 31, 1999, 1998 and 1997..................................F-5
         Statement of Cash Flows for the years ended
           December 31, 1999, 1998 and 1997..................................F-6
         Notes to Financial Statements.......................................F-7


14(a)(2) The following is a list of the financial statement schedules required by Item 14(d).

         TAUBMAN CENTERS, INC.
         Schedule II - Valuation and Qualifying Accounts....................F-28
         Schedule III - Real Estate and Accumulated Depreciation............F-29

         UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP (a consolidated subsidiary of Taubman Centers, Inc.)
         Independent Auditors' Report.......................................F-31
         Combined Balance Sheet as of December 31, 1999 and 1998............F-32
         Combined Statement of Operations for the years ended
           December 31, 1999, 1998 and 1997.................................F-33
         Combined Statement of Accumulated Deficiency in Assets for the three years ended December 31, 1999, 1998 and 1997.....................F-34
         Combined Statement of Cash Flows for the years ended
           December 31, 1999, 1998 and 1997.................................F-35
         Notes to Combined Financial Statements.............................F-36

         UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP (a consolidated subsidiary of Taubman Centers, Inc.)
         Schedule II - Valuation and Qualifying Accounts....................F-44
         Schedule III - Real Estate and Accumulated Depreciation............F-45

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

      3(a)   --     Restated  By-Laws of Taubman  Centers,  Inc.,  (incorporated herein by reference to Exhibit 3 (b) filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

      3(b)   --     Composite  copy of  Articles  of  Incorporation  of  Taubman
                    Centers, Inc., including all amendments to date.

      4(a)   --     Indenture  dated as of July 22, 1994 among  Beverly  Finance
                    Corp.,  La  Cienega  Associates,  the  Borrower,  and Morgan
                    Guaranty Trust Company of New York, as Trustee (incorporated herein by reference to Exhibit 4(h) filed with the 1994
                    Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 ("1994 Second Quarter Form 10-Q")).

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

      4(c)   --     Loan  Agreement  dated as of March 29,  1999  among  Taubman
                    Auburn Hills Associates  Limited  Partnership,  as Borrower,
                    Fleet  National   Bank,  as  a  Bank,  PNC  Bank,   National
                    Association, as a Bank, the other Banks signatory hereto, each as a Bank, and PNC Bank, National Association, as Administrative Agent (incorporated herein by reference to exhibit 4(a) filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 ("1999 Second
                    Quarter Form 10- Q")).

      4(d)   --     Mortgage,  Assignment  of  Leases  and  Rents  and  Security
                    Agreement  from  Taubman  Auburn  Hills  Associates  Limited
                    Partnership, a Delaware limited partnership ("Mortgagor") to PNC Bank, National Association, as Administrative Agent for the Banks, dated as of March 29, 1999 (incorporated herein by reference to Exhibit 4(b) filed with the 1999 Second
                    Quarter Form 10-Q).

     4(e)    --     First Amendment to  Construction  Loan Agreement dated as of
                    April 23, 1999 among Taubman  MacArthur  Associates  Limited
                    Partnership,  a Delaware limited  partnership,  as Borrower,
                    Bayerische  Hypo - Und  Vereinsbank  AG, a New  York  Branch
                    (successor  in  interest  to  Bayerische  Hypotheken  -  Und
                    Weschel - Bank Aktiengesellschaft, New York Branch), the New
                    York   branch   of  a   German   banking   corporation,   as
                    administrative agent (incorporated herein by reference to Exhibit 4 (c) filed with the 1999 Second Quarter Form 10-Q).

     4(f)   --      Mortgage,  Security  Agreement  and Fixture  Filing by Short
                    Hills  Associates,   as  Mortgagor,   to  Metropolitan  Life
                    Insurance  Company,  as  Mortgagee,  dated  April  15,  1999
                    (incorporated herein by reference to Exhibit 4(d) filed with the 1999 Second Quarter Form 10-Q).

      4(g)  --      Assignment of Leases, Short Hills, Associates (Assignor) and
                    Metropolitan Life Insurance  Company  (Assignee) dated as of
                    April 15, 1999 (incorporated  herein by reference to Exhibit
                    4(e) filed with the 1999 Second Quarter Form 10-Q).

      4(h)  --      Secured Revolving Credit Agreement dated as of June 24, 1999 among the  Taubman  Realty  Group  Limited  Partnership,  as
                    Borrower, The Banks Signatory Hereto, each as a bank and UBS
                    AG, Stamford Branch, as Administrative Agent (incorporated herein by reference to Exhibit 4(f) filed with the 1999
                    Second Quarter Form 10-Q).

*     10(a) --      The Taubman Realty Group Limited  Partnership 1992 Incentive
                    Option  Plan,  as  Amended  and  Restated  Effective  as  of
                    September 30, 1997 (incorporated herein by reference to Exhibit 10(b) filed with the Registrant's Annual Report on
                    Form 10-K for the year ended December 31, 1997).

      10(b) -- Registration Rights Agreement among Taubman Centers, Inc., General Motors Hourly-Rate Employees Pension Trust, General Motors Retirement Program for Salaried Employees Trust, and State Street Bank & Trust Company, as trustee of the AT&T Master Pension Trust (incorporated herein by reference to Exhibit 10(e) filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 ("1992 Form 10-K")).

      10(c) -- Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager (incorporated herein by reference to Exhibit 10(f) filed with the 1992 Form 10-K).

      10(d) -- Cash Tender Agreement among Taubman Centers, Inc., A. Alfred Taubman, acting not individually but as Trustee of The A. Alfred Taubman Restated Revocable Trust, as amended and restated in its entirety by Instrument dated January 10, 1989 (as the same has been and may hereafter be amended from time to time), TRA Partners, and GMPTS Limited Partnership (incorporated herein by reference to Exhibit 10(g) filed with the 1992 Form 10-K).

*     10(e) --      Supplemental Retirement Savings Plan (incorporated herein by reference  to  Exhibit  10(i)  filed  with the  Registrant's
                    Annual  Report on Form 10-K for the year ended  December 31,
                    1994).

*     10(f) --      Employment  agreement  between The Taubman  Company  Limited
                    Partnership  and  Lisa  A.  Payne  (incorporated  herein  by
                    reference   to  Exhibit  10  filed  with  the   Registrant's
                    Quarterly  Report on Form 10-Q for the  quarter  ended March
                    31, 1997).

*     10(g) --      Amended and Restated Continuing Offer, dated as of September
                    30, 1997 (incorporated herein by reference to Exhibit 10 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

      10(h) -- Consolidated Agreement: Notice of Retirement and Release and Covenant Not to Compete, between Robert C. Larson and The Taubman Company Limited Partnership (incorporated herein by reference to Exhibit 10 filed with the Registrant's 1999 Second Quarter Form 10-Q).

      10(i) -- Second Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership effective as of September 3, 1999 (incorporated herein by reference to Exhibit 10(a) filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 ("1999 Third Quarter Form 10-Q")).

      10(j) -- Private Placement Purchase Agreement dated as of September 3, 1999 among The Taubman Realty Group Limited Partnership, Taubman Centers, Inc. and Goldman Sachs 1999 Exchange Place Fund, L.P. (incorporated herein by reference to Exhibit 10(b) filed with the Registrant's 1999 Third Quarter Form 10-Q).

      10(k) -- Registration Rights Agreement entered into as of September 3, 1999 by and between Taubman Centers, Inc. and Goldman Sachs 1999 Exchange Place Fund, L.P. (incorporated herein by reference to Exhibit 10(c) filed with the Registrant's 1999 Third Quarter Form 10-Q).

      10(l) -- Private Placement Purchase Agreement dated as of November 24, 1999 among The Taubman Realty Group Limited Partnership, Taubman Centers, Inc. and GS-MSD Select Sponsors, L.P.

      10(m) -- Registration Rights Agreement entered into as of November 24, 1999 by and between Taubman Centers, Inc and GS-MSD Select Sponsors, L.P.

*     10(n) --      Employment  agreement  between The Taubman  Company  Limited
                    Partnership and Courtney Lord.

*     10(o) --      The Taubman Company Long-Term  Compensation Plan (as amended and restated effective January 1, 1999) (incorporated herein by reference to Exhibit 10 filed with the Registrant's
                    Quarterly  Report on Form 10-Q for the  quarter  ended March
                    31,1999.)

      10(p) -- Annex II to Second Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership.

      12    --      Statement Re: Computation of Taubman Centers,  Inc. Ratio of
                    Earnings to Combined Fixed Charges and Preferred Dividends and Distributions.

      21    --      Subsidiaries of Taubman Centers, Inc.

      23    --      Consent of Deloitte & Touche LLP.

      24    --      Powers of Attorney.

      27(a) --      Financial Data Schedule.

      27(b) -- Restated Financial Data Schedule for three months ended March 31, 1999.

      27(c) -- Restated Financial Data Schedule for six months ended June 30, 1999.

      27(d) -- Restated Financial Data Schedule for nine months ended September 30, 1999.

* A management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

14(b)     Current Reports on Form 8-K.

               None

14(c) The list of exhibits filed with this report is set forth in response to Item 14(a)(3). The required exhibit index has been filed with the exhibits.

14(d) The financial statements and the financial statement schedules of the Unconsolidated Joint Ventures of The Taubman Realty Group Limited Partnership listed at Item 14(a)(2) are filed pursuant to this Item 14(d).

                              TAUBMAN CENTERS, INC.

                              FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1999 AND 1998
        AND FOR EACH OF THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareowners
Taubman Centers, Inc.

     We have audited the accompanying balance sheets of Taubman Centers, Inc. (the "Company") as of December 31, 1999 and 1998, and the related statements of operations, shareowners' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of Taubman Centers, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Detroit, Michigan
February 9, 2000

                              TAUBMAN CENTERS, INC.

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except share data)

                                                            December 31
                                                  ------------------------------
                                                     1999               1998
                                                     ----               ----
Assets:
  Properties, net  (Note 5)                      $   1,361,497     $  1,308,642
  Investment in Unconsolidated
    Joint Ventures (Note 4)                            125,245           98,350
  Cash and cash equivalents                             20,557           19,045
  Accounts and notes receivable,
    less allowance for doubtful accounts
    of $1,549 and $333 in 1999 and 1998                 33,021           20,595
  Accounts receivable from related
    parties (Note 9)                                     7,095            7,092
  Deferred charges and other
    assets (Note 6)                                     49,496           27,139
                                                 -------------     ------------
                                                 $   1,596,911     $  1,480,863
                                                 =============     ============
Liabilities:
  Mortgage notes payable (Note 7)                $     866,742     $    243,352
  Unsecured notes payable (Note 7)                      19,819          531,946
  Accounts payable and accrued liabilities             118,230          171,669
  Dividends payable                                     13,054           12,719
                                                 -------------     ------------
                                                 $   1,017,845     $    959,686
Commitments and Contingencies
  (Notes 4, 7 and 12)

Preferred Equity of TRG (Note 11)                $      97,275

Partners' Equity of TRG allocable to minority partners (Note 1)

Shareowners' Equity (Notes 2 and 11):
  Series A Cumulative Redeemable Preferred
    Stock, $0.01 par value,  8,000,000 shares
    authorized,  $200 million liquidation
    preference, 8,000,000 shares issued and
    outstanding at December 31, 1999 and 1998    $          80     $         80
  Series B Non-Participating Convertible
    Preferred Stock, $0.001 par and liquidation
    value, 40,000,000 shares authorized,
    31,835,066 and 31,399,913 shares issued and
    outstanding at December 31, 1999 and 1998               32               28
  Series C Cumulative Redeemable Preferred
    Stock, $0.01 par value, 1,000,000 shares
    authorized, $75 million liquidation
    preference, none issued
  Series D Cumulative Redeemable Preferred
    Stock, $0.01 par value,  250,000 shares
    authorized, $25 million liquidation
    preference, none issued
  Common Stock, $0.01 par value, 250,000,000
    shares authorized, 53,281,643 and
    52,995,904 issued and outstanding
    at December 31, 1999 and 1998                          533              530
  Additional paid-in capital                           701,045          697,965
  Dividends in excess of net income                   (219,899)        (177,426)
                                                 -------------     ------------
                                                 $     481,791     $    521,177
                                                 -------------     ------------
                                                 $   1,596,911     $  1,480,863
                                                 =============     ============

                       See notes to financial statements.

                              TAUBMAN CENTERS, INC.

                             STATEMENT OF OPERATIONS
                        (in thousands, except share data)

                                                   Year Ended December 31
                                         ---------------------------------------
                                           1999           1998          1997
                                           ----           ----          ----
                                      (Consolidated)  (Consolidated)
Income:
   Minimum rents                      $   141,885    $   107,657
   Percentage rents                         4,881          5,881
   Expense recoveries                      81,453         60,650
   Revenues from management, leasing
    and development services               23,909         12,282
   Other                                   16,564         17,769    $      322
   Revenues - transferred centers
    (Note 2)                                             129,714
   Income before extraordinary item
    from investment in TRG (Note 3)                                      29,349
                                      -----------    -----------    -----------
                                      $   268,692    $   333,953    $    29,671
                                      -----------    -----------    -----------
Operating Expenses:
   Recoverable expenses               $    73,711    $    55,351
   Other operating                         36,685         33,842
   Management, leasing and
    development services                   17,215          8,025
   General and administrative              18,129         24,616    $     1,009
   Restructuring (Note 2)                                 10,698
   Expenses other than interest,
     depreciation and amortization -
     transferred centers (Note 2)                         44,260
   Interest expense                        51,327         75,809
   Depreciation and amortization
     (including $22.8 million in 1998
     relating to the transferred
     centers)                              52,475         57,376
                                      -----------    -----------    -----------
                                      $   249,542    $   309,977    $     1,009
                                      -----------    -----------    -----------
Income before equity in income
  before extraordinary items
  of Unconsolidated Joint Ventures,
  extraordinary items, and minority
  and preferred interests             $    19,150    $    23,976    $    28,662
Equity in income before
  extraordinary items
  of Unconsolidated Joint
  Ventures (Note 4)                        39,295         46,427
                                      -----------    -----------    -----------
Income before extraordinary
  items, minority and
  preferred interests                 $    58,445    $    70,403    $    28,662
Extraordinary items
  (Notes 2, 4 and 7)                         (468)       (50,774)
Minority interest:
   TRG income allocable to minority
     partners                             (17,600)        (4,230)
   Distributions in excess of earnings
     allocable to minority partners       (12,431)        (1,779)
TRG Series C and D preferred
  distributions (Note 11)                  (2,444)
                                      -----------    -----------    -----------
Net income                            $    25,502    $    13,620    $    28,662
Series A preferred dividends
  (Note 11)                               (16,600)       (16,600)        (4,058)
                                      -----------    -----------    -----------
Net income (loss) available to
  common shareowners                  $     8,902    $    (2,980)   $    24,604
                                      ===========    ===========    ===========

Basic earnings per common share
  (Note 13):
   Income before extraordinary items  $       .17    $       .33    $       .48
                                      ===========    ===========    ===========
   Net income (loss)                  $       .17    $      (.06)   $       .48
                                      ===========    ===========    ===========
Diluted earnings per common share
  (Note 13):
   Income before extraordinary items  $       .17    $       .32    $       .48
                                      ===========    ===========    ===========
   Net income (loss)                  $       .16    $      (.06)   $       .48
                                      ===========    ===========    ===========

Cash dividends declared per
  common share                        $      .965    $      .945    $      .925
                                      ===========    ===========    ===========

Weighted average number of
  common shares outstanding            53,192,364     52,223,399     50,737,333
                                       ==========     ==========     ==========

                       See notes to financial statements.

                              TAUBMAN CENTERS, INC.

                  CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                        (in thousands, except share data)



                                        Preferred Stock         Common Stock                     Dividends in
                                        ---------------         ------------       Additional      excess of
                                    Shares       Amount       Shares    Amount   Paid-in Capital   Net Income       Total
                                    ------       ------       ------    ------   ---------------  ----------       -----

Balance, January 1, 1997                                    50,720,358   $   507  $   468,590    $  (102,587)   $   366,510

Proceeds from preferred stock
  offering (Note 11)              8,000,000     $    80                               199,920                       200,000
Issuance of stock pursuant
  to Continuing Offer (Note 12)                                 39,299         1          441                           442
Cash dividends declared                                                                              (50,996)       (50,996)
Net income                                                                                            28,662         28,662
                                 ----------     -------    -----------   -------  -----------    -----------    -----------
Balance, December 31, 1997        8,000,000     $    80     50,759,657   $   508  $   668,951    $  (124,921)   $   544,618

Proceeds from common stock
  offering                                                   2,021,611        20       26,640                        26,660
Proceeds from preferred stock
  offering (Note 11)             31,399,913          28                                                                  28
Issuance of stock pursuant
  to Continuing Offer (Note 12)                                214,636         2        2,374                         2,376
Cash dividends declared                                                                              (66,125)       (66,125)
Net income                                                                                            13,620         13,620
                                 ----------     -------    -----------   -------  -----------    -----------    -----------
Balance, December 31, 1998       39,399,913     $   108     52,995,904    $  530  $   697,965    $  (177,426)   $   521,177

Issuance of stock pursuant to
  acquisition (Note 6)              435,153           4                                                                   4
Issuance of stock pursuant to
  Continuing Offer (Note 12)                                  285,739          3        3,080                         3,083
Cash dividends declared                                                                              (67,975)       (67,975)
Net income                                                                                            25,502         25,502
                                 ----------     -------    -----------   -------  -----------    -----------    -----------
Balance, December 31, 1999       39,835,066     $   112    53,281,643     $  533  $   701,045    $  (219,899)   $   481,791
                                 ==========     =======    ==========    =======  ===========    ===========    ===========

                       See notes to financial statements.

                              TAUBMAN CENTERS, INC.

                             STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                                        Year Ended December 31
                                                                           ------------------------------------------------
                                                                                     1999          1998             1997
                                                                                     ----          ----             ----
                                                                              (Consolidated)   (Consolidated)
  Cash Flows From Operating Activities:
     Income before extraordinary items, minority and
       preferred interests                                                   $     58,445     $     70,403    $     28,662
     Adjustments to reconcile income before
       extraordinary items, minority and preferred interests to net cash provided by operating activities:
         Depreciation and amortization                                             52,475           57,376
         Provision for losses on accounts receivable                                2,238            1,207
         Amortization of deferred financing costs                                   4,452            3,318
         Other                                                                        359            2,264
         Gains on sales of land                                                    (1,667)          (5,637)
         Increase (decrease) in cash attributable to changes
           in assets and liabilities:
              Receivables, deferred charges and other assets                      (17,183)         (14,632)
              Accounts payable and other liabilities                                8,440           31,121             (66)
                                                                             ------------     ------------    ------------
  Net Cash Provided By Operating Activities                                  $    107,559     $    145,420    $     28,596
                                                                             ------------     ------------    ------------

  Cash Flows From Investing Activities:
     Purchase of additional interests in TRG                                                                  $   (200,000)
     Additions to properties                                                 $   (208,142)    $   (294,336)
     Proceeds from sales of land                                                    1,834            6,750
     Purchases of equity securities (Note 6)                                      (18,462)
     Contributions to Unconsolidated Joint Ventures                               (36,799)         (33,322)
     Distributions from Unconsolidated Joint Ventures
       in excess of income before extraordinary items                              64,215           50,970          21,714
                                                                             ------------     ------------    ------------
  Net Cash Used In Investing Activities                                      $   (197,354)    $   (269,938)   $   (178,286)
                                                                             ------------     ------------    ------------

  Cash Flows From Financing Activities:
     Debt proceeds                                                           $    625,797     $  1,695,235
     Debt payments                                                               (514,534)        (175,599)
     Early extinguishment of debt                                                               (1,169,769)
     Debt issuance costs                                                          (10,335)          (4,458)
     Issuance of stock                                                              3,087           29,037    $    200,000
     Issuance of TRG Preferred Equity (Note 11)                                    97,275
     Distributions to minority and preferred interests                            (32,474)         (65,914)
     Cash dividends to common shareowners                                         (51,040)         (48,735)        (46,675)
     Cash dividends to Series A preferred shareowners                             (16,600)         (16,600)         (4,058)
     Redemption of partnership units                                                               (77,698)
     GMPT Exchange                                                                 (9,869)         (32,651)
     Other                                                                                          (1,500)
                                                                             ------------     ------------    ------------
  Net Cash Provided By Financing Activities                                  $     91,307     $    131,348    $    149,267
                                                                             ------------     ------------    ------------

  Net Increase (Decrease) In Cash                                            $      1,512     $      6,830    $       (423)

  Cash and Cash Equivalents at Beginning of Year                                   19,045            8,965           9,388
  Effect of consolidating TRG in connection with the
     GMPT Exchange (TRG's cash balance at Beginning
     of Year) (Note 2)                                                                               3,250
                                                                             ------------     ------------    ------------

  Cash and Cash Equivalents at End of Year                                   $     20,557     $     19,045    $      8,965
                                                                             ============     ============    ============


                       See notes to financial statements.

                              TAUBMAN CENTERS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                       Three Years Ended December 31, 1999

Note 1 - Summary of Significant Accounting Policies

Organization and Basis of Presentation

     Taubman Centers, Inc. (the Company or TCO), a real estate investment trust, or REIT, is the managing general partner of The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG). The Operating Partnership is an operating subsidiary that engages in the ownership, management, leasing, acquisition, development, and expansion of regional retail shopping centers and interests therein. The Operating Partnership's portfolio as of December 31, 1999 includes 17 urban and suburban shopping centers in seven states. Four additional centers are under construction in Florida and Texas.

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

     The consolidated balance sheet of the Company includes all accounts of the Company, the Operating Partnership and its consolidated subsidiaries; all intercompany balances have been eliminated. Investments in joint ventures not unilaterally controlled by ownership or contractual obligation (Unconsolidated Joint Ventures) are accounted for under the equity method. The statements of operations and cash flows for the years ended December 31, 1999 and 1998 include the Operating Partnership as a consolidated subsidiary for the entire year. The statements of operations and cash flows for the year ended December 31, 1997 reflect the financial position and results of operations of the Operating Partnership under the equity method.

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

                              TAUBMAN CENTERS, INC.

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

     Dividends per common share declared in 1999 were $0.965, of which $0.453 represented return of capital and $0.512 represented ordinary income. Dividends per common share declared in 1998 were $0.945, of which $0.854 represented return of capital and $0.091 represented ordinary income. Dividends per common share declared in 1997 were $0.925, of which $0.324 represented return of capital and $0.601 represented ordinary income. The tax status of the Company's common dividends in 1999, 1998 and 1997 may not be indicative of future periods. Dividends per Series A preferred share declared in both 1999 and 1998 were $2.075, all of which represented ordinary income. The difference between net income for financial reporting purposes and taxable income results primarily from differences in depreciation expense.

Revenue Recognition

     Shopping center space is generally leased to specialty retail tenants under short and intermediate term leases which are accounted for as operating leases. Minimum rents are recognized on the straight-line method. Percentage rent is accrued when lessees' specified sales targets have been met (Note 14). Expense recoveries, which include an administrative fee, are recognized as revenue in the period applicable costs are chargeable to tenants. Management, leasing and development revenue is recognized as services are rendered.

Depreciation and Amortization

     Buildings, improvements and equipment are depreciated on straight-line or double-declining balance bases over the estimated useful lives of the assets, which range from 3 to 50 years. Tenant allowances and deferred leasing costs are amortized on a straight-line basis over the lives of the related leases.

Capitalization

     Costs related to the acquisition, development, construction and improvement of properties are capitalized. Interest costs are capitalized until construction is substantially complete. Assets are reviewed for impairment if events or changes in circumstances indicate that the carrying amounts may not be recoverable.

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

                              TAUBMAN CENTERS, INC.

                   NOTES TO FINANCIAL STATEMENTS - (Continued)

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

Partners' Equity of TRG Allocable to Minority Partners

     Because the net equity of the partnership unitholders is less than zero, the interest of the noncontrolling unitholders is presented as a zero balance in the balance sheet as of December 31, 1999 and December 31, 1998. Also, for periods subsequent to the GMPT Exchange, the income allocated to the noncontrolling unitholders is equal to their share of distributions. The net equity of the Operating Partnership unitholders is less than zero because of accumulated distributions in excess of net income and not as a result of operating losses. Distributions to partners are usually greater than net income because net income includes non-cash charges for depreciation and amortization.

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

Reclassifications

     Certain prior year amounts have been reclassified to conform to 1999 classifications.

                              TAUBMAN CENTERS, INC.

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

     As of the date of the GMPT Exchange, the excess of the Company's cost of its investment in the Operating Partnership over the Company's share of the Operating Partnership's accumulated deficit was $390.4 million, of which $176.6 million and $213.8 million were allocated to the Company's bases in the Operating Partnership's properties and investment in Unconsolidated Joint Ventures, respectively.

     In September 1998, in anticipation of the GMPT Exchange, the Operating Partnership used the $1.2 billion proceeds from two bridge loans to extinguish approximately $1.1 billion of debt. The remaining proceeds were used primarily to pay prepayment premiums and transaction costs. An extraordinary charge of approximately $49.8 million, consisting primarily of prepayment premiums, was incurred in connection with the extinguishment of the debt.

     The balance on the first bridge loan of $902 million was assumed by GMPT in connection with the GMPT Exchange. The second loan had a balance of $340 million as of December 31, 1998 and was refinanced during the first half of 1999 (Note
7).

     Concurrently with the GMPT Exchange, the Operating Partnership committed to a restructuring of its operations. A restructuring charge of approximately $10.7 million was incurred, primarily representing the cost of certain involuntary terminations of personnel. Pursuant to the restructuring plan, approximately 40 employees were terminated across various administrative functions. During 1998, termination benefits of $6.1 million were paid. Substantially all remaining benefits were paid by the end of the first quarter of 1999.

                              TAUBMAN CENTERS, INC.

Note 3 - Investment in the Operating Partnership

     The partnership equity of the Operating Partnership and the Company's ownership therein are shown below.

          TRG Units       TRG Units       TCO's % Interest       TCO's
       outstanding at    Owned by TCO at      in TRG at         Average
         December 31       December 31       December 31    Interest in TRG
      ----------------   --------------      -----------   ------------------

1999    85,116,709         53,281,643            63%              63%
1998    84,395,817         52,995,904            63%              43%
1997   138,299,310         50,759,657            37%              37%

     Net income and distributions of the Operating Partnership are allocable first to the preferred equity interests (Note 11), and the remaining amounts to the general and limited Operating Partnership partners in accordance with their percentage ownership. Prior to 1998, when the Company obtained a controlling interest in the Operating Partnership (Note 2), the Company accounted for its investment in the Operating Partnership under the equity method.

     The Company's income from its investment in the Operating Partnership included $4.1 million for the year ended December 31, 1997 from its Series A Preferred Equity interest in the Operating Partnership (Note 11). Additionally, the Company's share of the Operating Partnership's income before extraordinary items available to partnership unitholders for 1997 was $33.5 million, reduced by $8.2 million, representing adjustments arising from the Company's additional basis in the Operating Partnership's net assets.

     The Operating Partnership's summarized results of operations information is presented below for 1997, during which the Company accounted for the Operating Partnership under the equity method.

      Revenues                                         $   313,426
                                                       -----------
      Operating costs other than interest and
        depreciation and amortization                  $   152,044
      Interest expense                                      73,639
      Depreciation and amortization                         44,719
                                                       -----------
                                                       $   270,402

      Equity in net income of
        Unconsolidated Joint Ventures                       52,270
                                                       -----------
      Net income                                       $    95,294
      Preferred distributions                               (4,058)
                                                       -----------
      Net income available to unitholders              $    91,236
                                                       ===========

      Net income allocable to TCO                      $    37,532
      Depreciation of TCO's additional basis                (8,183)
                                                       -----------
      Income from investment in TRG                    $    29,349
                                                       ===========

                              TAUBMAN CENTERS, INC.

Note 4 - Investments in Unconsolidated Joint Ventures

     Following are the Company's investments in Unconsolidated Joint Ventures which own regional retail shopping centers. The Operating Partnership is generally the managing general partner of these Unconsolidated Joint Ventures. The Operating Partnership's interest in each Unconsolidated Joint Venture is as follows:

                                                               Ownership as of
 Unconsolidated Joint Venture          Shopping Center        December 31, 1999
------------------------------         ----------------      ------------------

 Arizona Mills, L.L.C.                  Arizona Mills               37%
 Dolphin Mall Associates                Dolphin Mall                50
   Limited Partnership                  (under construction)
 Fairfax Company of Virginia L.L.C.     Fair Oaks                   50
 Lakeside Mall Limited Partnership      Lakeside                    50 (Note 16)
 Rich-Taubman Associates                Stamford Town Center        50
 Taubman-Cherry Creek
   Limited Partnership                  Cherry Creek                50
 Tampa Westshore Associates             International Plaza         26
   Limited Partnership                  (under construction)
 Twelve Oaks Mall Limited Partnership   Twelve Oaks Mall            50 (Note 16)
 West Farms Associates                  Westfarms                   79
 Woodland                               Woodland                    50

     The Company is developing International Plaza, a 1.3 million square foot regional center under construction in Tampa, Florida, which is expected to open September 2001. The Company originally had a controlling 50.1% interest in the partnership (Tampa Westshore) that owns the project. The Company was responsible for providing funding for project costs in excess of the construction financing in exchange for a preferential return. In November 1999, the Operating Partnership entered into agreements with a new investor, which provided funding for the project and thereby reduced the Company's ownership to approximately 26%. Also, in November 1999, Tampa Westshore closed on a $193.5 million, three-year construction financing, with a one-year extension option. The rate on the facility is LIBOR plus 1.90%. The Operating Partnership has guaranteed the payment of 100% of the principal and interest. The new investor in the Tampa venture has indemnified the Operating Partnership to the extent of 25% of the amounts guaranteed. The loan agreement provides for reductions of the rate and the amount guaranteed as certain center performance criteria are met. There was no balance outstanding at December 31, 1999.

     In September 1999, the Company entered into a partnership agreement with Swerdlow Real Estate Group to jointly develop Dolphin Mall, a 1.4 million square foot value regional center under construction in Miami, Florida, expected to open March 2001. In October 1999, the joint venture that is developing Dolphin Mall closed on a $200 million, three-year construction facility. The rate on the facility is LIBOR plus 2%, decreasing to LIBOR plus 1.75% when a certain coverage ratio is met. The Operating Partnership has guaranteed the payment of 50% of any outstanding principal balance and 100% of all accrued and unpaid interest. The guaranty will be reduced as certain performance conditions are met. The maturity date on the loan may be extended one year. The balance outstanding was $22.3 million at December 31, 1999.

     During 1999, noncash investing activities included a total of $58.7 million contributed to the Unconsolidated Joint Ventures developing International Plaza and Dolphin Mall. This amount primarily consists of project costs expended prior to the creation of the joint ventures.

                              TAUBMAN CENTERS, INC.

     Arizona Mills, L.L.C. has a construction facility with a maximum availability of $142 million, all of which was outstanding as of December 31, 1999. The payment of principal and interest is guaranteed by each of the owners of Arizona Mills to the extent of their ownership, with reduction in amounts guaranteed being provided as certain center performance and valuation criteria are met. The Operating Partnership's guaranty of principal was $13.1 million at December 31, 1999.

     During  1999  and  1998,  the   Unconsolidated   Joint  Ventures   incurred
extraordinary   charges  related  to  the  extinguishment  of  debt,   primarily
consisting of prepayment premiums.

     The Company's carrying value of its Investment in Unconsolidated Joint Ventures differs from its share of the deficiency in assets reported in the combined balance sheet of the Unconsolidated Joint Ventures due to (i) the Company's cost of its investment in excess of the historical net book values of the Unconsolidated Joint Ventures and (ii) the Operating Partnership's adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the Unconsolidated Joint Ventures. The Company's additional basis allocated to depreciable assets is recognized on a straight-line basis over 40 years. The Operating Partnership's differences in bases are amortized over the useful lives of the related assets.

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

                              TAUBMAN CENTERS, INC.

                                              December 31          December 31
                                              -----------          -----------
                                                  1999                1998
                                                  ----                ----

Assets:
  Properties, net                           $     724,846        $     572,149
  Other assets                                     91,820               73,046
                                            -------------        -------------
                                            $     816,666        $     645,195
                                            =============        =============

Liabilities and partners'
 accumulated deficiency in assets:
  Debt                                      $     895,163        $     825,927
  Capital lease obligations                         3,664                5,187
  Other liabilities                                53,825               47,622
  TRG's accumulated deficiency in assets          (74,749)            (103,545)
  Unconsolidated Joint Venture Partners'
    accumulated deficiency in assets              (61,237)            (129,996)
                                            -------------        -------------
                                            $     816,666        $     645,195
                                            =============        =============

TRG's accumulated deficiency in
 assets (above)                             $     (74,749)       $    (103,545)
TRG basis adjustments, including
 elimination of intercompany profit                 2,205               (4,846)
TCO's additional basis                            197,789              206,741
                                            -------------        -------------
Investment in Unconsolidated
 Joint Ventures                             $     125,245        $      98,350
                                            =============        =============


                                                        Year Ended
                                                       -------------
                                                        December 31
                                                       -------------
                                                  1999                1998
                                                  ----                ----

Revenues                                    $     252,009        $     286,287
                                            -------------        -------------
Recoverable and other operating expenses    $      87,755        $     101,277
Interest expense                                   64,152               69,389
Depreciation and amortization                      29,983               32,466
                                            -------------        -------------
Total operating costs                       $     181,890        $     203,132
                                            -------------        -------------
Income before extraordinary items           $      70,119        $      83,155
Extraordinary items                                  (333)              (1,913)
                                            -------------        -------------
Net income                                  $      69,786        $      81,242
                                            =============        =============

Net income allocable to TRG                 $      38,346        $      42,322
Extraordinary items allocable to TRG                  167                  957
Realized intercompany profit                        5,434                7,205
Depreciation of TCO's additional basis             (4,652)              (4,057)
                                            -------------        -------------
Equity in income before extraordinary items
  of Unconsolidated Joint Ventures          $      39,295        $      46,427
                                            =============        =============

Beneficial interest in Unconsolidated
  Joint Ventures' operations:

    Revenues less recoverable and other
      operating expenses                    $      94,136        $     104,257
    Interest expense                              (34,470)             (37,118)
    Depreciation and amortization                 (20,371)             (20,712)
                                            -------------        -------------
    Income before extraordinary items       $      39,295        $      46,427
                                            =============        =============

                              TAUBMAN CENTERS, INC.

Note 5 - Properties

     Properties at December 31, 1999 and December 31, 1998 are summarized as follows:

                                                    1999             1998
                                                    -----            ----
Land                                           $     106,268   $     102,901
Buildings, improvements and equipment              1,308,365       1,142,466
Construction in process                              127,168         199,561
Development pre-construction costs                    30,484          28,512
                                               -------------   -------------
                                               $   1,572,285   $   1,473,440
Accumulated depreciation and amortization           (210,788)       (164,798)
                                               --------------  -------------
                                               $   1,361,497   $   1,308,642
                                               =============   =============

     Depreciation expense for 1999 and 1998 was $47.9 million and $50.8 million, respectively. Construction in process includes costs related to the construction of new centers, and expansions and other improvements at various existing centers. The charge to operations in 1999 and 1998 for costs of unsuccessful and potentially unsuccessful pre-development activities was $10.1 million and $7.3 million, respectively. During 1999 and 1998, non-cash additions to properties of $13.6 million and $54.9 million, respectively, were recorded, representing accrued costs of new centers, expansions and development projects.

     In December 1999, the Operating Partnership acquired an additional 5% interest in Great Lakes Crossing for $1.2 million in cash, increasing the Operating Partnership's interest in the center to 85%. The acquisition was accounted for as a purchase.

Note 6 - Deferred Charges and Other Assets

     Deferred charges and other assets at December 31, 1999 and December 31, 1998 are summarized as follows:
                                                    1999             1998
                                                    ----             ----
Leasing                                        $      25,223   $      21,164
Accumulated amortization                             (14,050)        (10,349)
                                               --------------   ------------
                                               $      11,173   $      10,815
Deferred financing costs, net                         10,061          10,248
Investments                                           22,878           2,497
Other, net                                             5,384           3,579
                                               -------------   -------------
                                               $      49,496   $      27,139
                                               =============   =============


     In April 1999, the Company invested in an e-commerce company that markets, promotes, advertises, and sells fashion apparel and related accessories and products over the Internet. The Company obtained 824,084 convertible preferred shares of Fashionmall.com, Inc., a 9.9% interest in the company, for $7.4 million. In connection with this investment, the Company received an option, exercisable during a 60-day period commencing March 2000, to purchase an additional 924,898 shares of common stock at the initial public offering price of $13.00 per share. The investment in Fashionmall.com, Inc. is accounted for under the cost method.

     In September 1999, the Company acquired an approximately 5% interest in Swerdlow Real Estate Group, a privately held real estate investment trust, for approximately $10 million. The investment in Swerdlow is accounted for under the cost method.

                              TAUBMAN CENTERS, INC.

     In November 1999, the Operating Partnership acquired Lord Associates, a retail leasing firm based in Alexandria, Virginia, for approximately $7.5 million, representing $2.5 million in cash and 435,153 partnership units (and an equal number of the Company's Series B Non-Participating Convertible Preferred Stock.) The units and stock will be released over a five-year period. The owner of the partnership units is not entitled to distributions or income allocations, and an affiliate of the Operating Partnership will have voting rights to the stock, until release of the units. Of the cash purchase price, approximately $1.0 million was paid at closing and $1.5 million will be paid over five years; $1.0 million of the purchase price is contingent upon profits achieved on acquired leasing contracts. The final 65,271 partnership units are collateral if the profit contingency is not met. The acquisition of Lord Associates was accounted for as a purchase (cost amortized over five years), with the results of operations of Lord Associates being included in the income statement of the Company subsequent to the acquisition date.

Note 7 - Debt

Mortgage Notes Payable

     Mortgage notes payable at December 31, 1999 and December 31, 1998 consist of the following:

                                                    Interest                          Balance Due
                             1999        1998         Rate          Maturity Date     on Maturity
                             ----        ----       ---------       -------------     -----------

Beverly Center           $ 146,000    $ 146,000        8.36%           07/15/04        $146,000
Biltmore                    80,000                     7.68%           07/10/09          71,391
Great Lakes Crossing       170,000                 LIBOR + 1.50%       04/01/02         167,925
MacArthur Center           115,212       94,589    LIBOR + 1.35%       10/27/00         115,212
The Mall at Short Hills    270,000                     6.70%           04/01/09         245,301
Line of Credit              63,000                 LIBOR + 0.90%       09/21/01          63,000
Other                       22,530        2,763       Various           Various          20,000
                         ---------     --------
                         $ 866,742    $ 243,352
                         =========    =========

     Mortgage debt is collateralized by properties with a net book value of $1.2 billion and $289.5 million as of December 31, 1999 and December 31, 1998, respectively.

     The Great Lakes Crossing and MacArthur Center loan agreements provide for an option to extend the maturity date one and two years, respectively. Payment of principal and interest are guaranteed by the Operating Partnership. The loan agreements provide for a reduction of the amount guaranteed (the Great Lakes Crossing agreement also provides for a reduction of the interest rate) as certain center performance and valuation criteria are met. The MacArthur Center construction facility has total availability of $120 million.

                              TAUBMAN CENTERS, INC.

     In June 1999, the Operating Partnership's $200 million line of credit facility was securitized with interests in Fairlane, LaCumbre, Paseo Nuevo, and Regency Square serving as collateral.

     The other mortgage notes payable are due at various dates through 2009, and have fixed interest rates between 5.4% and 13%.

     The following table presents scheduled principal payments on mortgage debt, as of December 31, 1999.

                        2000                 $   115,727
                        2001                      65,670
                        2002                     171,292
                        2003                       4,179
                        2004                     150,457
                        Thereafter               359,417

Unsecured Notes Payable

     Unsecured notes payable at December 31, 1999 and December 31, 1998 consist of the following:

                                                     1999           1998
                                                     ----           ----
   Bridge loan, interest at
     LIBOR plus 1.30%                                            $   340,000
   Construction facility, interest at
     LIBOR plus 0.90%                                                170,100
   Line of credit, maximum borrowing
     available of $40 million, interest
     based on a variable bank borrowing
     rate, 6.75% at December 31, 1999,
     maturing August 2000 (Note 16)               $   17,624          15,450
   Other                                               2,195           6,396
                                                  ----------     -----------
                                                  $   19,819     $   531,946
                                                  ==========     ===========

Debt Covenants

     Certain loan and facility agreements contain various restrictive covenants including limitations on net worth, minimum debt service and fixed charges coverage ratios, a maximum payout ratio on distributions, and a minimum debt yield ratio, the latter being the most restrictive. The Company is in compliance with all covenants.

Interest Expense

     Interest paid in 1999 and 1998, net of amounts capitalized of $14.5 million and $18.2 million, respectively, approximated $45.8 million and $76.1 million, respectively.

                              TAUBMAN CENTERS, INC.

Extraordinary Items

     During the year ended December 31, 1999, extraordinary charges to income of $0.5 million were recognized in connection with the extinguishment of debt. During 1998, extraordinary charges of $50.8 million were recognized related to the extinguishment of debt, primarily in connection with the GMPT Exchange.

Interest Rate Hedging Instruments

     The Company enters into interest rate agreements to reduce its exposure to changes in the cost of its floating rate debt. The derivative agreements generally match the notional amounts, reset dates and rate bases of the hedged debt to assure the effectiveness of the derivatives in reducing interest rate risk. As of December 31, 1999, the following interest rate cap agreements were outstanding:

                              Frequency
       Notional     LIBOR      of Rate
        Amount     Cap Rate    Resets                     Term
      --------     --------   ---------     ------------------------------------
      $100,000       7.0%      Monthly       December 1999 through December 2000
       170,000       6.0%      Monthly       September 1999 through August 2000
        84,000       6.5%      Monthly       September 1999 through October 2000

     The Company is exposed to credit risk in the event of nonperformance by the counterparties to its interest rate cap agreements, but has no off-balance sheet risk of loss. The Company anticipates that its counterparties will fully perform their obligations under the agreements.

Fair Value of Financial Instruments Related to Debt

     The estimated fair values of financial instruments at December 31, 1999 and December 31, 1998 are as follows:

                                           1999                     1998
                                  ---------------------    ---------------------
                                   Carrying      Fair       Carrying      Fair
                                    Value        Value        Value       Value
                                  ---------   ---------     ---------  ---------
   Mortgage notes payable         $ 866,742   $ 885,741     $ 243,352  $ 254,156
   Unsecured notes payable           19,819      19,819       531,946    532,043
   Interest rate instruments -
    in a receivable position            632         410           319          5

Beneficial Interest in Debt and Interest Expense

     The Operating Partnership's beneficial interest in the debt, capital lease obligations, capitalized interest, and interest expense of its consolidated subsidiaries and its Unconsolidated Joint Ventures is summarized in the following table. The Operating Partnership's beneficial interest excludes debt and interest relating to the minority interest in Great Lakes Crossing (15% at December 31, 1999-see Note 5) and the 30% minority interest in MacArthur Center.

                              TAUBMAN CENTERS, INC.


                                  Unconsolidated        Share
                                      Joint        of Unconsolidated    Consolidated       Beneficial
                                    Ventures        Joint Ventures      Subsidiaries        Interest
                                  --------------   -----------------    -------------      -----------
Debt as of:
   December 31, 1999               $  895,163        $  473,726        $   886,561     $   1,300,224
   December 31, 1998                  825,927           439,271            775,298         1,186,192

Capital lease obligations:
   December 31, 1999               $    3,664        $    2,018        $       469     $       2,418
   December 31, 1998                    5,187             2,858                 --             2,858

Capitalized interest:
   Year ended December 31,1999     $    2,528        $    1,085        $     14,489    $      15,188
   Year ended December 31,1998          2,466             1,062              18,192           17,610

Interest expense
 (Net of capitalized interest):
   Year ended December 31,1999     $   64,152        $   34,470        $    51,327     $      82,062
   Year ended December 31,1998         69,389            37,118             75,809           112,927

Note 8 - Leases

Operating Leases

     Shopping center space is leased to tenants and certain anchors pursuant to lease agreements. Tenant leases typically provide for guaranteed minimum rent, percentage rent, and other charges to cover certain operating costs. Future minimum rent under operating leases in effect at December 31, 1999 for operating centers, assuming no new or renegotiated leases or option extensions on anchor agreements, is summarized as follows:

                    2000                        $   137,065
                    2001                            132,046
                    2002                            125,614
                    2003                            114,567
                    2004                             98,968
                    Thereafter                      349,017

     Certain shopping centers, as lessees, have ground leases expiring at various dates through the year 2065. In addition, the Company leases its office facilities. Rental payments under ground and office leases were $7.0 million in 1999 and $8.9 million in 1998. Included in this amount are related party office rental payments of $2.7 million and $2.8 million, respectively.

                              TAUBMAN CENTERS, INC.

     The following is a schedule of future minimum rental payments required under operating leases.

                    2000                        $    6,505
                    2001                             6,324
                    2002                             6,262
                    2003                             6,253
                    2004                             6,251
                    Thereafter                     171,861

     The table above includes $2.6 million, $2.7 million, $2.8 million, $2.8 million, $2.8 million and $0.9 million of related party amounts in 2000, 2001, 2002, 2003, 2004, and thereafter.

Memorial City Mall Lease

     In 1996, the Operating Partnership entered into an agreement to lease Memorial City Mall, a 1.4 million square foot shopping center located in Houston, Texas. The lease was subject to certain provisions that enabled the Operating Partnership to explore significant redevelopment opportunities and terminate the lease obligations in the event such redevelopment opportunities were not deemed to be sufficient. In November 1999, the Operating Partnership exercised its option to terminate the lease. Under the terms of the lease, the Operating Partnership will continue to manage the center until May 2000.

Note 9 - Transactions with Affiliates

     The revenue from management, leasing and development services includes $2.5 million and $3.2 million from transactions with affiliates for the years ended December 31, 1999 and 1998, respectively. Accounts receivable from related parties includes amounts related to reimbursement of third-party (non-affiliated) costs.

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

Note 10 - The Manager

     The Taubman Company Limited Partnership (the Manager), which is 99% beneficially owned by the Operating Partnership, provides property management, leasing, development and other administrative services to the Company, the shopping centers, and Taubman affiliates. In addition, the Manager provides services to centers transferred to GMPT under management agreements. The management agreements are cancelable with 90 days notice.

     The Manager has a voluntary retirement saving plan established in 1983 and amended and restated effective January 1, 1994 (the Plan). The Plan is qualified in accordance with Section 401(k) of the Internal Revenue Code (the Code). The Manager contributes an amount equal to 2% of the qualified wages of all qualified employees and matches employee contributions in excess of 2% up to 7% of qualified wages. In addition, the Manager may make discretionary contributions within the limits prescribed by the Plan and imposed in the Code. Costs relating to the Plan were $1.6 million in 1999 and $1.7 million in 1998.

                              TAUBMAN CENTERS, INC.

     The Operating Partnership has an incentive option plan for employees of the Manager. Currently, options for 7.7 million Operating Partnership units may be issued under the plan, including options outstanding for 7.4 million units. Incentive options generally become exercisable to the extent of one-third of the units on each of the third, fourth, and fifth anniversaries of the date of grant. Options expire ten years from the date of grant. The Operating Partnership's units issued in connection with the incentive option plan are exchangeable for shares of the Company's common stock under the Continuing Offer (Note 12).

     A summary of the status of the plan as of December 31, 1999 and 1998 and changes during the years ending on those dates are presented below:

                                  1999                             1998
                        ---------------------------   --------------------------
                                   Weighted-Average             Weighted-Average
                                    Exercise Price               Exercise Price
   Options                 Units     Per Unit          Units         Per Unit
   -------                 -----     -------           -----         --------
   Outstanding at
    beginning of year    6,805,018     $11.22         7,023,605        $11.22
   Exercised              (285,739)     10.79          (214,636)        11.07
   Granted               1,000,000      12.25
   Cancelled               (93,494)     12.90            (3,951)        10.52
   Forfeited                (1,976)      9.69
                        ----------                   ----------
   Outstanding at
    end of year          7,423,809      11.36         6,805,018         11.22
                         =========                   ==========
   Options vested
    at year end          6,601,090      11.32         6,022,730         11.28
                         =========                    =========


     Options outstanding at December 31, 1999 have a remaining weighted-average contractual life of 4.2 years and range in exercise price from $9.39 to $13.89. The weighted average fair value per unit of options granted during 1999 was $1.24. The Company used a binomial option pricing model to determine the grant date fair value based on the following assumptions: volatility rate of 20.43%, risk-free rate of return of approximately 5.26%, and dividend yield of approximately 7.8%.

     The Company applies APB Opinion 25 and related interpretations in accounting for the plan. The exercise price of all options outstanding granted under the plan was equal to market value on the date of grant. Accordingly, no compensation expense has been recognized for the plan. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates, consistent with the method of FAS Statement 123, the pro forma effect on the Company's earnings and earnings per share would have been approximately $0.7 million, or $0.01 per share in 1999, and approximately $0.1 million, or $0.002 per share, in 1998.

     Effective January 1, 1996 and amended January 1, 1999, the Manager adopted The Taubman Company Long-Term Performance Compensation Plan. Annually, eligible employees will be granted notional shares, the ultimate number of which will be based on the employee's performance. These awards, which will vest on the third anniversary of the date of grant, will also accrue dividend equivalents in the form of additional notional shares. The awards will be paid to the employee in cash upon vesting, based on the value of the Company's common shares, unless the employee elects to defer payment as provided in the plan. The cost of this plan was approximately $3.8 million for 1999 and $6.6 million for 1998.

                              TAUBMAN CENTERS, INC.

Note 11 - Preferred Stock and Preferred Equity of TRG

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

     The Series A Preferred Stock has no stated maturity, sinking fund or mandatory redemption and is not convertible into any other securities of the Company. The Series A Preferred Stock has a liquidation preference of $200 million ($25 per share). Dividends are cumulative and accrue at an annual rate of 8.3% from the date of the original issuance, October 3, 1997, and are payable in arrears on or before the last day of each calendar quarter. All accrued dividends have been paid. The Series A Preferred Stock can be redeemed by the Company beginning in October 2002 at $25 per share plus any accrued dividends. The redemption price can be paid solely out of the sale of capital stock of the Company.

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

     In September 1999 and November 1999, the Operating Partnership completed private placements of $75 million 9% Cumulative Redeemable Preferred Partnership Equity (Series C Preferred Equity) and $25 million 9% Cumulative Redeemable Preferred Partnership Equity (Series D Preferred Equity), respectively. Both the Series C and Series D Preferred Equity were purchased by institutional investors, and have a fixed 9% coupon rate, no stated maturity, sinking fund or mandatory redemption requirements.

     The holders of Series C Preferred Equity have the right, beginning in 2009, to exchange $75 in liquidation value of such equity for one share of Series C Preferred Stock. The holders of the Series D Preferred Equity have the right, beginning in 2009, to exchange $100 in liquidation value of such equity for one share of Series D Preferred Stock. The terms of the Series C Preferred Stock and Series D Preferred Stock are substantially similar to those of the Series C Preferred Equity and Series D Preferred Equity. Like the Series A Preferred Stock, the Series C Preferred Stock and Series D Preferred Stock are non-voting. In connection with each private placement, the Company covenanted to amend its Restated Articles of Incorporation to increase the total number of authorized shares of Preferred Stock and to increase the total number of shares designated as Series C Preferred Stock and Series D Preferred Stock, to a minimum of 2,000,000 shares and 250,000 shares, respectively. The Company has further covenanted, once additional shares of Series C Preferred Stock and Series D Preferred Stock are available for issuance, to in each case lower the applicable exchange ratio and to issue more shares with each share having a lower liquidation value. The aggregate amount in liquidation value of each of the Series C Preferred Stock and Series D Preferred Stock will remain $75 million and $25 million, respectively.

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

     Based on a market value at December 31, 1999 of $10.75 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $259 million. The purchase of these interests at December 31, 1999 would have resulted in the Company owning an additional 28% interest in the Operating Partnership.

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

                              TAUBMAN CENTERS, INC.

Note 13 - Earnings Per Share

     Basic earnings per common share are calculated by dividing earnings available to common shareowners by the average number of common shares outstanding during each period. For diluted earnings per common share, the Company's ownership interest in the Operating Partnership (and therefore earnings) are adjusted assuming the exercise of all options for units of partnership interest under the Operating Partnership's incentive option plan having exercise prices less than the average market value of the units using the treasury stock method. For the years ended December 31, 1999, 1998 and 1997, options for 0.7 million, 0.3 million and 0.4 million units of partnership interest with average exercise prices of $13.38, $13.81 and $13.58, respectively, were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price for the period calculated.

                                                 Year Ended December 31
                                        ----------------------------------------
                                             1999         1998        1997
                                        ----------------------------------------
                                            (in thousands, except share data)
Income before extraordinary items
 allocable to common shareowners
 (Numerator):
   Net income (loss) available to
     common shareowners                    $  8,902     $ (2,980)   $ 24,604
   Common shareowners' share of
     extraordinary items                        294       20,066
                                           --------     --------    --------
   Basic income before extraordinary
     items                                 $  9,196     $ 17,086    $ 24,604
   Effect of dilutive options                  (270)        (256)       (241)
                                           --------     --------    --------
   Diluted income before extraordinary
     items                                 $  8,926     $ 16,830    $ 24,363
                                           ========     ========    ========

Shares (Denominator) - basic
 and diluted                             53,192,364   52,223,399  50,737,333
                                         ==========   ==========  ==========

Income before extraordinary items
 per common share:
     Basic                                 $   0.17     $   0.33    $   0.48
                                           ========     ========    ========
     Diluted                               $   0.17     $   0.32    $   0.48
                                           ========     ========    ========

Extraordinary items per common
 share - basic and diluted                 $  (0.01)    $  (0.38)
                                           ========     ========

                              TAUBMAN CENTERS, INC.

Note 14 - New Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101). SAB 101 requires that a lessor defer recognition of percentage rents in quarterly periods until the specified target (typically gross sales in excess of a certain amount) that triggers this type of rental income is achieved. The Company had previously accrued interim contingent rental income as lessees' specified sales targets were met or achievement of the sales targets was probable. The Company adopted the accounting method set forth in SAB 101 during the fourth quarter of 1999. Although the adoption had no impact on annual net income, the Company has restated the results of the first three quarters of 1999 (Note 15). The effect of the restatement was to reduce net income by $0.3 million ($0.01 per diluted common share), $1.2 million ($0.02 per diluted common share), and $1.2 million ($0.02 per diluted common share) for the first, second, and third quarters of 1999, respectively, and to increase fourth quarter income and per share amounts by $2.7 million and $0.05 per share, respectively. Had SAB 101 been in effect during 1998, 11%, 7%, 10%, and 72% of annual percentage rent would have been recognized in the first, second, third, and fourth quarters of 1998, on a pro forma basis.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the uses of the derivatives and whether they qualify for hedge accounting. The Company is currently evaluating the impact of SFAS 133 on the Company's consolidated financial statements. SFAS 133 is effective for fiscal years beginning after June 15, 2000.

                              TAUBMAN CENTERS, INC.

Note 15 - Quarterly Financial Data (Unaudited)

   The following is a summary of quarterly results of operations for 1999 and 1998. Amounts for the first three quarters of 1999 have been restated for the change in accounting method for percentage rent (Note 14).

                                                                                        1999
                                                                  -----------------------------------------------
                                                                   First       Second          Third       Fourth
                                                                  Quarter      Quarter        Quarter      Quarter
                                                                  ------------------------------------------------
                                                                            (in thousands, except share data)
Revenues                                                          $  60,163   $  68,771   $  65,995     $ 73,763
Equity in income of Unconsolidated Joint Ventures                     9,545       9,767       8,887       11,096
Income before extraordinary items, minority and preferred
  interests                                                          13,847      12,941      12,623       19,034
Net income                                                            6,340       5,132       4,590        9,440
Net income available to common shareowners                            2,190         982         440        5,290
Basic earnings per common share:
   Income before extraordinary items                              $    0.04   $    0.02   $    0.01     $   0.10
   Net income                                                          0.04        0.02        0.01         0.10
Diluted earnings per common share:

   Income before extraordinary items                              $    0.04   $    0.02   $    0.01     $   0.10
   Net income                                                          0.04        0.02        0.01         0.10

                                                                                            1998
                                                                  ------------------------------------------------
                                                                   First       Second          Third       Fourth
                                                                  Quarter      Quarter        Quarter      Quarter
                                                                  ------------------------------------------------
                                                                            (in thousands, except share data)

Revenues                                                          $  87,202   $  92,103   $  90,968     $ 63,680
Equity in income of Unconsolidated Joint Ventures                    11,730      10,946      12,836       10,915
Income before extraordinary items, minority and preferred
  interests                                                          21,087      20,514      11,494       17,308
Net income (loss)                                                     8,900       9,046     (14,126)       9,800
Net income (loss) available to common shareowners                     4,750       4,896     (18,276)       5,650
Basic earnings per common share:
   Income before extraordinary items                              $    0.10   $    0.09   $    0.03     $   0.11
   Net income (loss)                                                   0.09        0.09       (0.35)        0.11
Diluted earnings per common share:

   Income before extraordinary items                              $    0.10   $    0.09   $    0.03     $   0.10
   Net income (loss)                                                   0.09        0.09       (0.34)        0.10


                              TAUBMAN CENTERS, INC.

                   NOTES TO FINANCIAL STATEMENTS - (Continued)


Note 16 - Subsequent Events

     In January 2000, the Company agreed to exchange property interests with its current joint venture partner in two Unconsolidated Joint Ventures. Under the terms of the agreement, expected to be completed in the first quarter 2000, the Operating Partnership will assume 100 percent ownership of Twelve Oaks Mall and the current joint venture partner will become 100 percent owner of Lakeside. Both properties will remain subject to the existing mortgage debt ($50 million and $88 million at Twelve Oaks and Lakeside, respectively.) The Operating Partnership will also pay the joint venture partner $30 million in cash. The transaction will be accounted for as a purchase. The Operating Partnership will continue to manage Twelve Oaks, while the joint venture partner will assume management responsibility for Lakeside at closing.

     In January 2000, the 50% owned Unconsolidated Joint Venture that owns Stamford Town Center completed a $76 million secured financing. The new financing bears interest at a rate of one-month LIBOR plus 0.8% and matures in 2002 with a two-year extension option. The rate is capped at 8.2% plus credit spread for the term of the loan. The proceeds were used to repay the $54 million participating mortgage, the $18.3 million prepayment premium, and accrued interest and transaction costs.

     In January 2000, the Company finalized an agreement that securitized the $40 million bank line of credit and extended its maturity to August 2000.

                                                                     Schedule II

                              TAUBMAN CENTERS, INC.
                        Valuation and Qualifying Accounts
                 For the years ended December 31, 1999 and 1998
                                 (in thousands)


                                                                Additions
                                                         -------------------------
                                          Balance at     Charged to     Charged to                                         Balance
                                           beginning      costs and        other                                           at end
                                            of year       expenses        accounts       Write-offs     Transfers, net     of year
                                           ---------     ----------      ----------     ------------    --------------    --------

 Year ended December 31, 1999:
  Allowance for doubtful receivables         $333           2,238                         (1,022)                         $ 1,549
                                             ====           =====                         =======                         =======

 Year ended December 31, 1998:
  Allowance for doubtful receivables                       $1,207                         (1,221)              347(1)     $   333
                                                           ======                         =======          =======        =======


(1) On September 30, 1998, the Company obtained a majority and controlling interest in TRG as a result of the GMPT Exchange. Upon obtaining this controlling interest, the Company consolidated the financial position of TRG. The Company previously accounted for its investment in TRG under the equity method.

                             TAUBMAN CENTERS, INC.                  Schedule III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1999
                                 (in thousands)



                                              Initial Cost                      Gross Amount at Which
                                               to Company         Cost        Carried at Close of Period
                                           ------------------   Capitalized   ---------------------------    Accumulated     Total
                                                  Buildings and  Subsequent                                  Depreciation   Cost Net
                                           Land    Improvements to Acquisition   Land     BI&E       Total      (A/D)        of A/D
                                           ----    ------------ --------------   ----     ----       -----  -------------   --------

Shopping Centers:

 Beverly Center, Los Angeles, CA         $      0  $ 209,348   $  23,290    $       0 $  232,638  $  232,638   $  63,040  $  169,598
 Biltmore Fashion Park, Phoenix, AZ        19,097    103,257      15,988       19,097    119,245     138,342      17,348     120,994
 Fairlane Town Center, Dearborn, MI        16,830    104,812      11,053       16,830    115,865     132,695      17,642     115,053
 Great Lakes Crossing, Auburn Hills, MI    12,798    196,398       7,542       12,798    203,940     216,738      12,346     204,392
 La Cumbre Plaza, Santa Barbara, CA             0     27,762         188            0     27,950      27,950       2,841      25,109
 MacArthur Center, Norfolk, VA              4,000    144,480           0        4,000    144,480     148,480       4,913     143,567
 Paseo Nuevo, Santa Barbara, CA                 0     39,086       1,028            0     40,114      40,114       4,666      35,448
 Regency Square, Richmond, VA              18,635    103,062         418       18,635    103,480     122,115       9,344     112,771
 The Mall at Short Hills, Short Hills, NJ  25,114    171,443     118,041       25,114    289,484     314,598      55,857     258,741
Other:
 Manager's Office Facilities                    0          0      30,044            0     30,044      30,044      22,526       7,518
 Peripheral Land                            9,794          0           5        9,794          5       9,799           0       9,799
 Construction in Process and
  Development Pre-construction Costs            0    151,879       5,773            0    157,652     157,652           0     157,652
 Other                                          0      1,120           0            0      1,120       1,120         265         855
                                          -------  ---------   ---------    --------- ----------  ----------   ---------   ---------
TOTAL                                    $106,268 $1,252,647   $ 213,370    $ 106,268 $1,466,017  $1,572,285   $ 210,788  $1,361,497
                                         ======== ==========   =========    ========= ==========  ==========   =========  ==========




                                                                 Date of
                                                               Completion of
                                                              Construction or  Depreciable
                                               Encumbrances     Acquisition       Life
                                              ------------     -------------    ----------

Shopping Centers:

 Beverly Center, Los Angeles, CA              $ 146,000           1982          40 Years
 Biltmore Fashion Park, Phoenix, AZ              80,000           1994          40 Years
 Fairlane Town Center, Dearborn, MI                Note  (1)      1996          40 Years
 Great Lakes Crossing, Auburn Hills, MI         170,000           1998          50 Years
 La Cumbre Plaza, Santa Barbara, CA                Note  (1)      1996          40 Years
 MacArthur Center, Norfolk, VA                  115,212           1999          50 Years
 Paseo Nuevo, Santa Barbara, CA                    Note  (1)      1996          40 Years
 Regency Square, Richmond, VA                      Note  (1)      1997          40 Years
 The Mall at Short Hills, Short Hills, NJ       270,000           1980          40 Years
Other:
 Manager's Office Facilities                          0
 Peripheral Land                                      0
 Construction in Process and
  Development Pre-construction Costs                  0
 Other                                           22,530



The changes in total real estate assets and accumulated depreciation for the years ended December 31, 1999 and 1998 are as follows:

                                  Total           Total
                               Real Estate     Real Estate                                     Accumulated          Accumulated
                                  Assets          Assets                                      Depreciation         Depreciation
                                  ------          ------                                      ------------         ------------
                                   1999            1998                                           1999                 1998
                                   ----            ----                                           ----                 ----

Balance, beginning of year   $ 1,473,440       $        0      Balance, beginning of year    $   (164,798)         $         0
New development and
 improvements                    160,746          349,234      Depreciation for year              (47,965)             (57,376)
Disposals                         (3,181)          (3,527)     Disposals                            1,975                1,263
Transfers In/(Out)               (58,720)(2)    1,127,733      Transfers In                             0             (108,685)
                              ----------        ---------                                      -----------         -----------
Balance, end of year         $ 1,572,285       $1,473,440 (3)  Balance, end of year           $  (210,788)         $  (164,798)  (3)
                             ===========       ==========                                     ===========          ===========

(1) These centers are collateral for the Company's line of credit, which had a balance of $63 million at December 31, 1999.
(2) Includes costs transferred relating to International Plaza and Dolphin Mall, which became Unconsolidated Joint Ventures in 1999.
(3) On September 30, 1998, the Company obtained a majority and controlling interest in the Operating Partnership as a result of the GMPT Exchange. Upon obtaining this controlling interest, the Company consolidated the accounts of the Operating Partnership. The Company previously accounted for its investment in the Operating Partnership under the equity method.

            UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP (a consolidated subsidiary of Taubman Centers, Inc.)

                          COMBINED FINANCIAL STATEMENTS
                      AS OF DECEMBER 31, 1999 AND 1998 AND
          FOR EACH OF THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareowners
Taubman Centers, Inc.

     We have audited the accompanying combined balance sheets of Unconsolidated Joint Ventures of The Taubman Realty Group Limited Partnership (the "Partnership") (a consolidated subsidiary of Taubman Centers, Inc.) as of December 31, 1999 and 1998, and the related combined statements of operations, accumulated deficiency in assets, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

     In our opinion, such combined financial statements present fairly, in all material respects, the combined financial position of Unconsolidated Joint Ventures of The Taubman Realty Group Limited Partnership as of December 31, 1999 and 1998, and the combined results of their operations and their combined cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic combined financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Detroit, Michigan
February 9, 2000

            UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                               LIMITED PARTNERSHIP

                             COMBINED BALANCE SHEET
                                 (in thousands)


                                                             December 31
                                                     ---------------------------
                                                         1999            1998
                                                         ----            ----
Assets:
  Properties (Notes 2, 4 and 6)                       $   942,248    $  769,665
    Accumulated depreciation and amortization             217,402       197,516
                                                      -----------    ----------
                                                      $   724,846    $  572,149

  Cash and cash equivalents                                36,823        29,828
  Accounts and notes receivable, less allowance
    for doubtful accounts of $1,588 and $255
    in 1999 and 1998                                        9,916         7,521
  Note receivable from Joint Venture Partner (Note 6)         607           964
  Deferred charges and other assets (Notes 3 and 6)        44,474        34,733
                                                      -----------    ----------
                                                      $   816,666    $  645,195
                                                      ===========    ==========


Liabilities:
  Mortgage notes payable (Note 4)                     $   894,505    $  824,826
  Other notes payable (Note 4)                                658         1,101
  Capital lease obligations (Note 5)                        3,664         5,187
  Accounts payable to related parties (Note 6)              3,924         2,749
  Accounts payable and other liabilities                   49,901        44,873
                                                      -----------    ----------
                                                      $   952,652    $  878,736

Commitments (Note 5)


Accumulated deficiency in assets:
  TRG                                                 $   (74,749)   $ (103,545)
  Joint Venture Partners                                  (61,237)     (129,996)
                                                      ------------   -----------
                                                      $  (135,986)   $ (233,541)
                                                      -----------    -----------
                                                      $   816,666    $   645,195
                                                      ===========    ===========















                       See notes to financial statements.

            UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                               LIMITED PARTNERSHIP

                        COMBINED STATEMENT OF OPERATIONS
                                 (in thousands)


                                                Year Ended December 31
                                      -----------------------------------------
                                          1999          1998            1997
                                          ----          ----            ----

Revenues:
  Minimum rents                       $   158,126    $  175,674      $  155,912
  Percentage rents                          3,921         4,171           3,057
  Expense recoveries                       83,557        97,994          89,653
  Other                                     6,405         8,448          10,013
                                       ----------    ----------      ----------
                                      $   252,009    $  286,287      $  258,635
                                      -----------    ----------      ----------

Operating costs:
  Recoverable expenses (Note 6)       $    69,367    $   82,595      $   76,493
  Other operating (Note 6)                 18,388        18,682          17,638
  Interest expense (Note 4)                64,152        69,389          54,018
  Depreciation and amortization            29,983        32,466          24,180
                                      -----------   -----------      ----------
                                      $   181,890    $  203,132      $  172,329
                                      -----------    ----------      ----------

Income before extraordinary items     $    70,119    $   83,155      $   86,306
Extraordinary items (Note 4)                 (333)       (1,913)
                                      -----------    ----------      ----------
Net income                            $    69,786    $   81,242      $   86,306
                                      ===========    ==========      ==========

Allocation of net income:
Attributable to TRG                   $    38,346    $   42,322     $    46,857
Attributable to Joint Venture
 Partners                                  31,440        38,920          39,449
                                      -----------    ----------      ----------
                                      $    69,786    $   81,242      $   86,306
                                      ===========    ==========      ==========





















                       See notes to financial statements.

            UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                               LIMITED PARTNERSHIP

             COMBINED STATEMENT OF ACCUMULATED DEFICIENCY IN ASSETS
                                 (in thousands)


                                                 Joint Venture
                                     TRG            Partners          Total
                                     ---           ----------         ------
Balance, January 1, 1997         $ (134,986)      $ (124,146)       $  (259,132)
Cash contributions                   18,822            9,800             28,622
Cash distributions                  (64,373)         (59,711)          (124,084)
Net income                           46,857           39,449             86,306
                                 ----------       ----------        -----------
Balance, December 31, 1997       $ (133,680)      $ (134,608)       $  (268,288)
Cash contributions                   33,322            4,900             38,222
Cash distributions                  (90,263)         (83,934)          (174,197)
Transferred center (Note 1)          44,754           44,726             89,480
Net income                           42,322           38,920             81,242
                                 ----------       ----------        -----------
Balance, December 31, 1998       $ (103,545)      $ (129,996)       $  (233,541)
Non-cash contributions (Note 1)      52,110           31,247             83,357
Cash contributions                   36,799           34,747             71,546
Cash distributions                  (98,459)         (28,675)          (127,134)
Net income                           38,346           31,440             69,786
                                 ----------       ----------        -----------
Balance, December 31, 1999       $  (74,749)      $  (61,237)       $  (135,986)
                                 ===========      ===========       ===========


























                       See notes to financial statements.

            UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                               LIMITED PARTNERSHIP

                        COMBINED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                    Year Ended December 31
                                              ----------------------------------
                                                1999         1998         1997
                                                ----         ----         ----

Cash Flows From Operating Activities:
 Income before extraordinary items            $  70,119   $  83,155   $  86,306
 Adjustments to reconcile income before
  extraordinary items to net cash provided
  by operating activities:
   Depreciation and amortization                 29,983      32,466      24,180
   Provision for losses on accounts receivable    1,822       1,119         697
   Gains on sales of land                                    (1,090)     (2,748)
   Other                                                      3,908       3,806
   Increase  (decrease)  in  cash  attributable
    to  changes  in  assets  and liabilities:
   Receivables, deferred
    charges and other assets                     (6,413)     (7,109)     (7,760)
   Accounts payable and other liabilities        (1,952)    (22,042)     43,110
                                              ---------   ---------   ---------
Net Cash Provided By Operating Activities     $  93,559   $  90,407   $ 147,591
                                              ---------   ---------   ---------

Cash Flows From Investing Activities:
    Additions to properties                   $ (79,298)  $ (64,455)  $(190,188)
    Restricted cash for expansion                   (30)       (224)
    Proceeds from sales of land                     105       1,590       3,452
                                              ---------   ---------   ---------
Net Cash Used In Investing Activities         $ (79,223)  $ (63,089)  $(186,736)
                                              ---------   ---------   ---------

Cash Flows From Financing Activities:
    Debt proceeds                             $ 201,152   $ 164,710   $ 158,255
    Debt payments                                (3,439)     (4,489)     (8,267)
    Extinguishment of debt                     (141,459)    (40,741)
    Debt issuance costs                          (8,007)     (7,619)     (4,420)
    Cash contributions from partners             71,546      38,222      28,622
    Cash distributions to partners             (127,134)   (174,197)   (124,084)
                                              ---------   ---------   ---------
Net Cash Provided By (Used In)
 Financing Activities                         $  (7,341)  $ (24,114)  $  50,106
                                              ---------   ---------   ---------

Net increase in cash                          $   6,995   $   3,204   $  10,961

Cash and Cash Equivalents at Beginning of Year   29,828      36,875      25,914
Effect of transferred center in connection
    with the GMPT Exchange (Note 1)                         (10,251)
                                              ---------   ---------   ---------

Cash and Cash Equivalents at End of Year      $  36,823   $  29,828   $  36,875
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

Investments in Unconsolidated Joint Ventures

     TRG's interest in each of the Unconsolidated Joint Ventures at December 31, 1999, is as follows:

                                                                   TRG's %
 Unconsolidated Joint Venture          Shopping Center            Ownership

  Arizona Mills, L.L.C.                 Arizona Mills                37%
  Dolphin Mall Associates               Dolphin Mall                 50
    Limited Partnership                  (under construction)
  Fairfax Company of Virginia L.L.C.    Fair Oaks                    50
  Lakeside Mall Limited Partnership     Lakeside                     50 (Note 7)
  Rich-Taubman Associates               Stamford Town Center         50
  Taubman-Cherry Creek
    Limited Partnership                 Cherry Creek                 50
  Taubman Westshore Associates          International Plaza          26
    Limited Partnership                  (under construction)
  Twelve Oaks Mall
    Limited Partnership                 Twelve Oaks Mall             50 (Note 7)
  West Farms Associates                 Westfarms                    79
  Woodland                              Woodland                     50

     TRG is developing International Plaza, a 1.3 million square foot regional center under construction in Tampa, Florida, expected to open September 2001. TRG originally had a controlling 50.1% interest in the partnership (Tampa Westshore) that owns the project. TRG was responsible for providing funding for project costs in excess of the construction financing in exchange for a preferential return. In November 1999, TRG entered into agreements with a new investor, who contributed funding for the project and thereby reduced TRG's ownership interest in Tampa Westshore to approximately 26%.

     In September 1999, TRG entered into a partnership agreement with Swerdlow Real Estate Group to jointly develop Dolphin Mall, a 1.4 million square foot value regional center under construction in Miami, Florida, expected to open March 2001.

            UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                               LIMITED PARTNERSHIP
               NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)


     During 1999, noncash investing activities included a total of $83.4 million contributed to the Unconsolidated Joint Ventures developing International Plaza and Dolphin Mall. This amount primarily consists of the net book value of project costs expended prior to the creation of the joint ventures.

     On September 30, 1998, TRG completed a transaction that included the transfer of interests in nine consolidated shopping centers and one Unconsolidated Joint Venture (the GMPT Exchange). The accounts of Woodfield Associates (Woodfield), a 50% owned Unconsolidated Joint Venture that was transferred, are included in these combined financial statements through September 30, 1998. On the date of the GMPT Exchange, the book values of Woodfield's assets and liabilities were approximately $107.4 million and $196.9 million, respectively.

Revenue Recognition

     Shopping center space is generally leased to specialty retail tenants under short and intermediate term leases which are accounted for as operating leases. Minimum rents are recognized on the straight-line method. Percentage rent is accrued when lessees' specified sales targets have been met. Expense recoveries, which include an administrative fee, are recognized as revenue in the period applicable costs are chargeable to tenants.

Depreciation and Amortization

     Buildings, improvements and equipment, stated at cost, are depreciated on straight-line or double-declining balance bases over the estimated useful lives of the assets that range from 3 to 55 years. Tenant allowances and deferred leasing costs are amortized on a straight-line basis over the lives of the related leases.

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

            UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                               LIMITED PARTNERSHIP
               NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)


Interest Rate Hedging Agreements

     Premiums paid for interest rate cap instruments are amortized to interest expense over the terms of the agreements. Amounts received under the cap agreements are accounted for on an accrual basis, and recognized as a reduction of interest expense. The differential to be paid or received on swap agreements is accounted for on an accrual basis and recognized as an adjustment to interest expense.

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

New Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the uses of the derivatives and whether they qualify for hedge accounting. The impact of SFAS 133 on the financial statements of the Unconsolidated Joint Ventures is currently being evaluated. SFAS 133 is effective for fiscal years beginning after June 15, 2000.

Reclassifications

     Certain prior year amounts have been reclassified to conform to 1999 classifications.

            UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                               LIMITED PARTNERSHIP
               NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)


Note 2 - Properties

   Properties at December 31, 1999 and 1998, are summarized as follows:

                                                        1999             1998
                                                        ----             ----

     Land                                           $    42,339      $    42,444
     Buildings, improvements and equipment              725,182          705,529
     Construction in process                            174,727           21,692
                                                     ----------       ----------
                                                    $   942,248      $   769,665
                                                    ===========      ===========

     Depreciation expense for 1999, 1998 and 1997 was $26.0 million, $26.7 million and $18.7 million. Construction in process includes costs related to the construction of Dolphin Mall and International Plaza, as well as expansions and other improvements at various centers. Assets under capital lease of $3.7 million and $5.2 million at December 31, 1999 and 1998, respectively, are included in the table above in buildings, improvements and equipment.

Note 3 - Deferred Charges and Other Assets

   Deferred charges and other assets at December 31, 1999 and 1998 are summarized as follows:

                                                        1999             1998
                                                        ----             ----

        Leasing                                      $   35,579      $   30,248
        Accumulated amortization                        (14,466)        (12,814)
                                                     ----------        --------
                                                     $   21,113      $   17,434
        Deferred financing, net                          21,829          15,734
        Other, net                                        1,532           1,565
                                                     ----------      ----------
                                                     $   44,474       $  34,733
                                                     ==========       =========

            UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                               LIMITED PARTNERSHIP
               NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)


Note 4 - Debt

Mortgage Notes Payable

     Mortgage notes payable at December 31, 1999 and 1998 consists of the following:

                                                                                    Balance Due
Center                       1999          1998    Interest Rate    Maturity Date   on Maturity
------                       ----          ----    -------------    -------------   -----------
Arizona Mills          $   142,214   $   140,984    LIBOR + 1.30%      02/01/02     $   142,214
Cherry Creek               177,000             0        7.68%          08/11/06         171,933
Cherry Creek                     0       130,000    LIBOR + 0.75%      08/01/99         130,000
Dolphin Mall                22,267             0    LIBOR + 2.00%      10/06/02          22,267
Fair Oaks                  140,000       140,000        6.60%          04/01/08         140,000
Lakeside                    88,000        88,000        6.47%          12/15/00          88,000
Stamford Town Center        54,053        54,887       11.69%          12/01/17               0
Twelve Oaks Mall            49,971        49,955    LIBOR + 0.45%      10/15/01          50,000
Westfarms                  100,000       100,000        7.85%          07/01/02         100,000
Westfarms                   55,000        55,000   LIBOR + 1.125%      07/01/02          55,000
Woodland                    66,000        66,000        8.20%          05/15/04          66,000
                       -----------   -----------
                       $   894,505   $   824,826
                       ===========   ===========

     In October 1999, the Unconsolidated Joint Venture that is developing Dolphin Mall (Note 1) closed on a $200 million, three-year construction facility. The rate on the facility is LIBOR plus 2%, decreasing to LIBOR plus 1.75% when a certain coverage ratio is met. The rate on the loan is capped at 7% until maturity, plus credit spread. Under the interest rate agreement, the rate is swapped to a fixed rate of 5.15% when LIBOR is less than 6%. TRG has guaranteed the payment of 50% of any outstanding principal balance and 100% of all accrued and unpaid interest. The guaranty will be reduced as certain performance conditions are met. The maturity date may be extended one year.

     In November 1999, the joint venture that is developing International Plaza in Tampa, Florida closed on a $193.5 million, three-year construction financing, with a one-year extension option. The rate on the facility is LIBOR plus 1.90%. TRG has guaranteed the payment of 100% of the principal and interest; however, the new investor in the venture (Note 1) has indemnified TRG to the extent of 25% of the amounts guaranteed. The loan agreement provides for reductions of the rate and the amount guaranteed as certain center performance criteria are met.

     The rate on the Arizona Mills loan is capped at 9.5% until maturity, plus credit spread. The payment of principal and interest is guaranteed by each of the owners of Arizona Mills to the extent of their ownership percentage. The loan agreement provides for the reduction of the amount guaranteed as certain center performance and valuation criteria are met. TRG's guaranty of the principal was $13.1 million at December 31, 1999.

     The other Unconsolidated Joint Ventures with floating rate debt have entered into interest rate agreements to reduce their exposure to increases in interest rates. The rate on the Twelve Oaks loan is capped at 8.55% until maturity, plus credit spread. The rate on the $55 million Westfarms loan is capped until maturity at 6.5%, plus credit spread.

            UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                               LIMITED PARTNERSHIP
               NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)


     The Stamford note required payment of additional interest ($1.5 million, $1.5 million, and $1.3 million, in 1999, 1998, and 1997) based on operating results (Note 7).

     Scheduled principal payments on mortgage debt are as follows as of December 31, 1999:

                      2000                              $   88,936
                      2001                                  51,052
                      2002                                 320,663
                      2003                                   1,328
                      2004                                  68,485
                      Thereafter                           364,041
                                                          --------
                      Total                               $894,505
                                                          ========

Other Notes Payable

     Other notes payable at December 31, 1999 and 1998 consists of the following:

                                                           1999       1998
                                                           ----       ----
     Notes  payable  to banks,  line of credit,
      interest  at prime  (8.5% at December 31,
      1999),  maximum borrowings  available up
      to $5.5 million to fund tenant loans,
      allowances and buyouts and working capital.       $     623   $   1,058
     Other                                                     35          43
                                                        ---------   ---------
                                                        $     658   $   1,101
                                                        =========   =========
Interest Expense

     Interest paid on mortgages and other notes payable in 1999, 1998 and 1997, net of amounts capitalized of $2.5 million, $2.5 million, and $9.4 million, approximated $59.7 million, $64.0 million, and $48.7 million, respectively.

Extraordinary Items

     In 1999 and 1998, joint ventures recognized extraordinary charges related to the extinguishment of debt, primarily consisting of prepayment premiums.

Interest Rate Hedging Instruments

     Certain of the Unconsolidated Joint Ventures have entered into interest rate agreements to reduce their exposure to changes in the cost of floating rate debt. The terms of the derivative agreements are generally equivalent to the notional amounts, reset dates and rate bases of the underlying hedged debt to assure the effectiveness of the derivatives in reducing interest rate risk. These Unconsolidated Joint Ventures are exposed to credit risk in the event of nonperformance by their counterparties to the agreements. These Unconsolidated Joint Ventures anticipate that their counterparties will be able to fully perform their obligations under the agreements.

            UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                               LIMITED PARTNERSHIP
               NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)


Fair Value of Debt Instruments

     The estimated fair values of financial instruments at December 31, 1999 and 1998 are as follows:

                                                December 31
                             --------------------------------------------------
                                      1999                        1998
                             --------------------------------------------------
                              Carrying      Fair         Carrying       Fair
                               Value        Value         Value         Value
                             -----------------------    -----------------------
Mortgage notes payable        $894,505     $928,205      $824,826      $861,141
Other notes payable                658          658         1,101         1,101
Interest rate instruments:
  In a receivable position       4,178        3,134         3,450           288

Note 5 - Leases

     Shopping center space is leased to tenants and certain anchors pursuant to lease agreements. Tenant leases typically provide for guaranteed minimum rent, percentage rent, and other charges to cover certain operating costs. Future minimum rent under operating leases in effect at December 31, 1999 for operating centers, assuming no new or renegotiated leases or option extensions on anchor agreements, is summarized as follows:

                      2000                       $ 152,174
                      2001                         144,389
                      2002                         132,771
                      2003                         113,940
                      2004                         100,667
                      Thereafter                   319,045

     Revenues derived from the combined operations of The Limited provided approximately 10.1% of total revenues in 1999. Revenues derived from the combined operations of The Limited were approximately 10.5% of total revenues in 1998 and less than 10% in 1997. Amounts due from The Limited at December 31, 1999 were $100 thousand.

     One Unconsolidated Joint Venture, as lessee, has a ground lease expiring in 2083 with its Joint Venture Partner. Rental payments under the lease were $2.0 million, $2.0 million and $1.8 million in 1999, 1998 and 1997. TRG is entitled to receive preferential distributions equal to 75% of each payment. Approximately 25% of the ground lease payments over the term of the lease, on a straight-line basis, are recognized as ground rent expense, with 75% of the current payment accounted for as a distribution to the Joint Venture Partner.

     The Unconsolidated Joint Venture that owns International Plaza is the lessee under a ground lease agreement that expires in 2080. The lease requires annual payments of approximately $0.1 million and when the center opens will require additional rentals, based on the leasable area of the center as defined in the agreement.

     The following is a schedule of future minimum rental payments required under operating leases:

                      2000                      $    2,111
                      2001                           2,111
                      2002                           2,185
                      2003                           2,408
                      2004                           2,408
                      Thereafter                   663,610

            UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                               LIMITED PARTNERSHIP
               NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)

Capital Lease Obligations

     Certain Unconsolidated Joint Ventures have entered into lease agreements for property improvements with three to five year terms. As of December 31, 1999, future minimum lease payments for these capital leases are as follows:

                      2000                                      $   2,014
                      2001                                          1,878
                      2002                                             98
                      2003                                             34
                      2004                                              3
                                                                ---------
                      Total minimum lease payments              $   4,027
                      Less amount representing interest              (363)
                                                                ---------
                      Capital lease obligations                 $   3,664
                                                                =========

Note 6 - Transactions with Affiliates

     Charges from the Manager under various written agreements were as follows for the years ended December 31:


                                            1999          1998            1997
                                            ----          ----            ----

   Management and leasing services        $16,721       $17,849         $17,352
   Security and maintenance services        7,653         9,481           9,468
   Development services                     5,935         3,941           4,661
                                            -----         ------          -----
                                          $30,309       $31,271         $31,481
                                          =======       =======         =======

     TRG is one-third owner of an entity providing management, leasing, and development services to Arizona Mills, L.L.C. Charges from this entity were $1.4 million and $2.5 million in 1999 and 1998, respectively. In addition, $2.8 million and $1.8 million were paid in 1999 and 1998, respectively, to one of the Arizona Mills Joint Venture Partners for leasing and development services.

     Westfarms previously loaned $2.4 million to one of its Joint Venture Partners to purchase a portion of a deceased Joint Venture Partner's interest. The note bears interest at approximately 7.9% and requires monthly principal payments of $25 thousand, plus accrued interest, with the final payment due in 2001. The balance at December 31, 1999 and 1998 was $0.6 million and $1.0 million, respectively. Interest income related to the loan was approximately $0.1 million in 1999, 1998, and 1997.

   Other related party transactions are described in Notes 1 and 5.

Note 7 - Subsequent Events

     In January 2000, TRG agreed to exchange property interests with its current joint venture partner in two Unconsolidated Joint Ventures. Under the terms of the agreement, expected to be completed in the first quarter 2000, TRG will assume 100 percent ownership of Twelve Oaks Mall and the current joint venture partner will become 100 percent owner of Lakeside. Both properties will remain subject to the existing mortgage debt ($50 million and $88 million at Twelve Oaks and Lakeside, respectively.) TRG will also pay the joint venture partner $30 million in cash.

     In January 2000, the 50% owned Unconsolidated Joint Venture that owns Stamford Town Center completed a $76 million secured financing. The new financing bears interest at a rate of one-month LIBOR plus 0.8% and matures in 2002 with a two-year extension option. The rate is capped at 8.2% plus credit spread for the term of the loan. The proceeds were used to repay the $54 million participating mortgage, the $18.3 million prepayment premium, and accrued interest and transaction costs.

            UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                               LIMITED PARTNERSHIP
                        Valuation and Qualifying Accounts
              For the years ended December 31, 1998, 1997 and 1996
                                 (in thousands)



                                                                   Additions
                                                          --------------------------
                                           Balance at     Charged to      Charged to                                   Balance
                                            beginning      costs and        other                                       at end
                                             of year        expenses       accounts      Write-offs     Transfers      of year
                                            ---------      ----------    -----------     ----------     ---------      -------

Year ended December 31, 1997:

Allowance for doubtful receivables        $      90               697             0           (473)              0     $     314
                                          =========         =========     =========      =========       =========     =========
Year ended December 31, 1998:

Allowance for doubtful receivables        $     314             1,119             0         (1,148)            (30)(1) $     255
                                          =========         =========     =========      =========       =========     =========
Year ended December 31, 1999:

Allowance for doubtful receivables        $     255             1,822             0           (489)              0     $   1,588
                                          =========         =========     =========      =========       =========     =========


(1) Subsequent to September 30, 1998, the date of the GMPT Exchange, the accounts of Woodfield are no longer included in these combined financial statements.

                                                                    Schedule III

  UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1999
                                 (in thousands)

                                                                                     Gross Amount at Which
                                                                                   Carried at Close of Period
                                       Initial Cost                           ------------------------------------------
                                         to Company              Cost
                               ----------------------------    Capitalized                                   Accumulated    Total
                                              Buildings and     Subsequent                                   Depreciation  Cost Net
                                    Land      Improvements    to Acquisition   Land       BI&E      Total       (A/D)       of A/D
                                    ----      ------------    --------------   ----       ----      -----    ------------   ------

Taubman Shopping Centers:

 Arizona Mills, Tempe, AZ        $ 22,017       $163,618       $  6,242     $ 22,017  $ 169,860   $191,877    $  15,000   $ 176,877
 Cherry Creek, Denver, CO              55        100,414         62,760           55    163,174    163,229       42,186     121,043
 Fair Oaks, Fairfax, VA             5,167         36,182         11,224        5,167     47,406     52,573       29,968      22,605
 Lakeside, Sterling Heights, MI     2,667         21,182         21,887        2,667     43,069     45,736       23,068      22,668
 Stamford Town Center,
   Stamford, CT                     1,977         43,176         12,534        1,977     55,710     57,687       29,165      28,522
 Twelve Oaks Mall, Novi, MI           803         28,640         22,063          803     50,703     51,506       25,262      26,244
 Westfarms, Farmington, CT          5,287         38,638        110,354        5,287    148,992    154,279       33,075     121,204
 Woodland, Grand Rapids, MI         2,367         19,078         27,190        2,367     46,268     48,635       19,678      28,957
Other Properties:

  Peripheral land                   1,999              0              0        1,999          0      1,999            0       1,999
  Construction in Process          64,342              0        110,385       64,342    110,385    174,727            0     174,727
                               ---------- --------------      ---------     --------   --------   --------    ---------   ---------
TOTAL                            $106,681       $450,928       $384,639     $106,681   $835,567   $942,248     $217,402    $724,846
                                 ========       ========       ========     ========   ========   ========     ========    ========


                                                     Date of
                                                   Completion of  Depreciable
                                    Encumbrances   Construction       Life
                                    ------------   ------------       ----

Taubman Shopping Centers:

 Arizona Mills, Tempe, AZ             $142,214         1997          50 Years
 Cherry Creek, Denver, CO              177,000         1990          40 Years
 Fair Oaks, Fairfax, VA                140,000         1980          55 Years
 Lakeside, Sterling Heights, MI         88,000         1976          40 Years
 Stamford Town Center,
   Stamford, CT                         54,053         1982          40 Years
 Twelve Oaks Mall, Novi, MI             49,971         1977          50 Years
 Westfarms, Farmington, CT             155,000         1974          34 Years
 Woodland, Grand Rapids, MI             66,000         1968          33 Years
Other Properties:

  Peripheral land                            0
  Construction in Process               22,267
                                      --------
TOTAL                                 $894,505
                                      ========



The changes in total real estate assets for the three years ended December 31, 1999 are as follows:

                                          1999            1998          1997
                                          ----            ----          ----

    Balance, beginning of year           $769,665       $829,640      $638,960
     Improvements                          79,298         64,455       192,888
     Disposals                             (6,162)        (2,715)       (2,208)
     Transfers In                          99,447  (2)
     Transfers Out                                      (121,715) (1)
                                         --------      ----------     --------
    Balance, end of year                 $942,248       $769,665      $829,640
                                         ========      =========      ========

The changes in accumulated depreciation and amortization for the three years ended December 31, 1999 are as follows:

                                          1999           1998           1997
                                          ----           ----           ----
    Balance, beginning of year         $(197,516)      $(205,659)    $(188,491)
     Depreciation for year               (25,958)        (26,707)      (18,669)
     Disposals                             6,072           1,685         1,501
     Transfers Out                                        33,165(1)
                                        --------       ---------     ---------
    Balance, end of year               $(217,402)      $(197,516)    $(205,659)
                                       =========       =========     =========


(1) Subsequent to September 30, 1998, the date of the GMPT Exchange, the accounts of Woodfield are no longer included in these combined financial statements.

(2) Includes costs transferred relating to International Plaza and Dolphin Mall, which became Unconsolidated Joint Ventures in 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TAUBMAN CENTERS, INC.

Date:  March 24, 2000             By:/s/ Robert S. Taubman
                                  ------------------------------------------
                                      Robert S. Taubman, President and Chief
                                      Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                             Title                       Date

*                               Chairman of the Board           March 24, 2000
--------------------------                                      ----------------
A. Alfred Taubman

*                             Vice Chairman of the Board        March 24, 2000
--------------------------                                      ----------------
Robert C. Larson

/s/ Robert S. Taubman         President, Chief Executive        March 24, 2000
---------------------------      Officer, and Director          ----------------
Robert S. Taubman

/s/ Lisa A. Payne               Executive Vice President,       March 24, 2000
--------------------------    Chief Financial Officer, and      ----------------
Lisa A. Payne                         Director

/s/ Esther R. Blum           Senior Vice President, Controller  March 24, 2000
--------------------------     and Chief Acconting Officer      ----------------
Esther R. Blum

*                                     Director                  March 24, 2000
--------------------------                                      ----------------
Graham Allison

*                                     Director                  March 24, 2000
--------------------------                                      ----------------
Allan J. Bloostein

*                                     Director                  March 24, 2000
--------------------------                                      ----------------
Jerome A. Chazen

*                                     Director                  March 24, 2000
--------------------------                                      ----------------
S. Parker Gilbert

            /s/ Lisa A. Payne
*By:        ---------------------------------------
            Lisa A. Payne, as
            Attorney-in-Fact

                                  EXHIBIT INDEX

Exhibit
Number
-------
      2      --     Separation and Relative Value Adjustment  Agreement  between
                    The  Taubman  Realty  Group  Limited  Partnership  and GMPTS
                    Limited Partnership (without exhibits or schedules, which will be supplementally provided to the Securities and Exchange Commission upon its request) (incorporated herein by reference to Exhibit 2 filed with the Registrant's
                    Current Report on Form 8-K dated September 30, 1998).

      3(a)   --     Restated  By-Laws of Taubman  Centers,  Inc.,  (incorporated herein by reference to Exhibit 3 (b) filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

      3(b)   --     Composite  copy of  Articles  of  Incorporation  of  Taubman
                    Centers, Inc., including all amendments to date.

      4(a)   --     Indenture  dated as of July 22, 1994 among  Beverly  Finance
                    Corp.,  La  Cienega  Associates,  the  Borrower,  and Morgan
                    Guaranty Trust Company of New York, as Trustee (incorporated herein by reference to Exhibit 4(h) filed with the 1994
                    Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 ("1994 Second Quarter Form 10-Q")).

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

      4(c)   --     Loan  Agreement  dated as of March 29,  1999  among  Taubman
                    Auburn Hills Associates  Limited  Partnership,  as Borrower,
                    Fleet  National   Bank,  as  a  Bank,  PNC  Bank,   National
                    Association, as a Bank, the other Banks signatory hereto, each as a Bank, and PNC Bank, National Association, as Administrative Agent (incorporated herein by reference to exhibit 4(a) filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 ("1999 Second
                    Quarter Form 10- Q")).

      4(d)   --     Mortgage,  Assignment  of  Leases  and  Rents  and  Security
                    Agreement  from  Taubman  Auburn  Hills  Associates  Limited
                    Partnership, a Delaware limited partnership ("Mortgagor") to PNC Bank, National Association, as Administrative Agent for the Banks, dated as of March 29, 1999 (incorporated herein by reference to Exhibit 4(b) filed with the 1999 Second
                    Quarter Form 10-Q).

     4(e)    --     First Amendment to  Construction  Loan Agreement dated as of
                    April 23, 1999 among Taubman  MacArthur  Associates  Limited
                    Partnership,  a Delaware limited  partnership,  as Borrower,
                    Bayerische  Hypo - Und  Vereinsbank  AG, a New  York  Branch
                    (successor  in  interest  to  Bayerische  Hypotheken  -  Und
                    Weschel - Bank Aktiengesellschaft, New York Branch), the New
                    York   branch   of  a   German   banking   corporation,   as
                    administrative agent (incorporated herein by reference to Exhibit 4 (c) filed with the 1999 Second Quarter Form 10-Q).

     4(f)   --      Mortgage,  Security  Agreement  and Fixture  Filing by Short
                    Hills  Associates,   as  Mortgagor,   to  Metropolitan  Life
                    Insurance  Company,  as  Mortgagee,  dated  April  15,  1999
                    (incorporated herein by reference to Exhibit 4(d) filed with the 1999 Second Quarter Form 10-Q).

      4(g)  --      Assignment of Leases, Short Hills, Associates (Assignor) and
                    Metropolitan Life Insurance  Company  (Assignee) dated as of
                    April 15, 1999 (incorporated  herein by reference to Exhibit
                    4(e) filed with the 1999 Second Quarter Form 10-Q).

      4(h)  --      Secured Revolving Credit Agreement dated as of June 24, 1999 among the  Taubman  Realty  Group  Limited  Partnership,  as
                    Borrower, The Banks Signatory Hereto, each as a bank and UBS
                    AG, Stamford Branch, as Administrative Agent (incorporated herein by reference to Exhibit 4(f) filed with the 1999
                    Second Quarter Form 10-Q).

*     10(a) --      The Taubman Realty Group Limited  Partnership 1992 Incentive
                    Option  Plan,  as  Amended  and  Restated  Effective  as  of
                    September 30, 1997 (incorporated herein by reference to Exhibit 10(b) filed with the Registrant's Annual Report on
                    Form 10-K for the year ended December 31, 1997).

      10(b) -- Registration Rights Agreement among Taubman Centers, Inc., General Motors Hourly-Rate Employees Pension Trust, General Motors Retirement Program for Salaried Employees Trust, and State Street Bank & Trust Company, as trustee of the AT&T Master Pension Trust (incorporated herein by reference to Exhibit 10(e) filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 ("1992 Form 10-K")).

      10(c) -- Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager (incorporated herein by reference to Exhibit 10(f) filed with the 1992 Form 10-K).

      10(d) -- Cash Tender Agreement among Taubman Centers, Inc., A. Alfred Taubman, acting not individually but as Trustee of The A. Alfred Taubman Restated Revocable Trust, as amended and restated in its entirety by Instrument dated January 10, 1989 (as the same has been and may hereafter be amended from time to time), TRA Partners, and GMPTS Limited Partnership (incorporated herein by reference to Exhibit 10(g) filed with the 1992 Form 10-K).

*     10(e) --      Supplemental Retirement Savings Plan (incorporated herein by reference  to  Exhibit  10(i)  filed  with the  Registrant's
                    Annual  Report on Form 10-K for the year ended  December 31,
                    1994).

*     10(f) --      Employment  agreement  between The Taubman  Company  Limited
                    Partnership  and  Lisa  A.  Payne  (incorporated  herein  by
                    reference   to  Exhibit  10  filed  with  the   Registrant's
                    Quarterly  Report on Form 10-Q for the  quarter  ended March
                    31, 1997).

*     10(g) --      Amended and Restated Continuing Offer, dated as of September
                    30, 1997 (incorporated herein by reference to Exhibit 10 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

      10(h) -- Consolidated Agreement: Notice of Retirement and Release and Covenant Not to Compete, between Robert C. Larson and The Taubman Company Limited Partnership (incorporated herein by reference to Exhibit 10 filed with the Registrant's 1999 Second Quarter Form 10-Q).

      10(i) -- Second Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership effective as of September 3, 1999 (incorporated herein by reference to Exhibit 10(a) filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 ("1999 Third Quarter Form 10-Q")).

      10(j) -- Private Placement Purchase Agreement dated as of September 3, 1999 among The Taubman Realty Group Limited Partnership, Taubman Centers, Inc. and Goldman Sachs 1999 Exchange Place Fund, L.P. (incorporated herein by reference to Exhibit 10(b) filed with the Registrant's 1999 Third Quarter Form 10-Q).

      10(k) -- Registration Rights Agreement entered into as of September 3, 1999 by and between Taubman Centers, Inc. and Goldman Sachs 1999 Exchange Place Fund, L.P. (incorporated herein by reference to Exhibit 10(c) filed with the Registrant's 1999 Third Quarter Form 10-Q).

      10(l) -- Private Placement Purchase Agreement dated as of November 24, 1999 among The Taubman Realty Group Limited Partnership, Taubman Centers, Inc. and GS-MSD Select Sponsors, L.P.

      10(m) -- Registration Rights Agreement entered into as of November 24, 1999 by and between Taubman Centers, Inc and GS-MSD Select Sponsors, L.P.

*     10(n) --      Employment  agreement  between The Taubman  Company  Limited
                    Partnership and Courtney Lord.

*     10(o) --      The Taubman Company Long-Term  Compensation Plan (as amended and restated effective January 1, 1999) (incorporated herein by reference to Exhibit 10 filed with the Registrant's
                    Quarterly  Report on Form 10-Q for the  quarter  ended March
                    31,1999.)

      10(p) -- Annex II to Second Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership.

      12    --      Statement Re: Computation of Taubman Centers,  Inc. Ratio of
                    Earnings to Combined Fixed Charges and Preferred Dividends and Distributions.

      21    --      Subsidiaries of Taubman Centers, Inc.

      23    --      Consent of Deloitte & Touche LLP.

      24    --      Powers of Attorney.

      27(a) --      Financial Data Schedule.

      27(b) -- Restated Financial Data Schedule for three months ended March 31, 1999.

      27(c) -- Restated Financial Data Schedule for six months ended June 30, 1999.

      27(d) -- Restated Financial Data Schedule for nine months ended September 30, 1999


* A management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.