Form 10-Q
period 2000-03-31
TAUBMAN CENTERS INC
filed 2000-05-10
CIK 890319

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the Quarter Ended: March 31, 2000

                           Commission File No. 1-11530

                              Taubman Centers, Inc.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      Michigan                                                 38-2033632
      ----------------------------------                 -----------------------
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                      Identification No.)

      200 East Long Lake Road, Suite 300, P.O. Box 200, Bloomfield Hills,
      Michigan                                                        48303-0200
      --------------------------------------------------------------------------
      (Address of principal executive offices)                        (Zip Code)

                                 (248) 258-6800
      --------------------------------------------------------------------------
      (Registrant's telephone number, including area code)


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

         As of May 8, 2000, there were outstanding 52,616,843 shares of the Company's common stock, par value $0.01 per share.

                          PART 1. FINANCIAL INFORMATION


Item 1. Financial Statements.


The following consolidated financial statements of Taubman Centers, Inc. (the Company) are provided pursuant to the requirements of this item.

Consolidated Balance Sheet as of March 31, 2000 and December 31, 1999........  2
Consolidated Statement of Operations for the three  months  ended March 31, 2000 and 1999...................................................................  3
Consolidated Statement of Cash Flows for the  three months ended  March 31, 2000 and 1999...................................................................  4
Notes to Consolidated Financial Statements...................................  5

                              TAUBMAN CENTERS, INC.

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except share data)

                                                                               March 31            December 31
                                                                               --------            -----------
                                                                                 2000                 1999
                                                                                 ----                 ----

Assets:
   Properties, net                                                         $   1,368,011         $   1,361,497
   Investment in Unconsolidated Joint Ventures (Note 2)                          112,771               125,245
   Cash and cash equivalents                                                      50,517                20,557
   Accounts and notes receivable, less allowance
     for doubtful accounts of $2,103 and $1,549 in
     2000 and 1999                                                                34,369                33,021
   Accounts receivable from related parties                                        7,716                 7,095
   Deferred charges and other assets                                              48,897                49,496
                                                                           -------------         -------------
                                                                           $   1,622,281         $   1,596,911
                                                                           =============         =============
Liabilities:
   Mortgage notes payable                                                  $     953,016         $     866,742
   Unsecured notes payable                                                         2,195                19,819
   Accounts payable and accrued liabilities                                      101,197               118,230
   Dividends payable                                                              12,922                13,054
                                                                           -------------         -------------
                                                                           $   1,069,330         $   1,017,845
Commitments and Contingencies (Note 5)

Preferred Equity of TRG (Note 1)                                           $      97,275         $      97,275

Partners' Equity of TRG allocable to minority partners (Note 1)

Shareowners' Equity:
   Series A Cumulative  Redeemable  Preferred Stock,
      $0.01 par value,  8,000,000 shares authorized,
      $200 million liquidation preference,
      8,000,000 shares issued and outstanding at
      March 31, 2000 and December 31, 1999                                 $          80         $          80
   Series B Non-Participating Convertible Preferred Stock,
      $0.001 par and liquidation value, 40,000,000 shares
      authorized and 31,835,066 shares issued and
      outstanding at March 31, 2000 and December 31, 1999                             32                    32
   Series C Cumulative Redeemable Preferred Stock,
      $0.01 par value, 1,000,000 shares authorized, $75 million
      liquidation preference, none issued
   Series D Cumulative  Redeemable  Preferred  Stock,
      $0.01 par value,  250,000 shares authorized, $25 million
      liquidation preference, none issued
   Common Stock, $0.01 par value, 250,000,000 shares
      authorized,  52,675,443  and  53,281,643 issued and
      outstanding at March 31, 2000 and December 31, 1999                            527                   533
   Additional paid-in capital                                                    694,248               701,045
   Dividends in excess of net income                                            (239,211)             (219,899)
                                                                           -------------         -------------
                                                                           $     455,676         $     481,791
                                                                           -------------         -------------
                                                                           $   1,622,281         $   1,596,911
                                                                           =============         =============




                 See notes to consolidated financial statements.

                              TAUBMAN CENTERS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                        (in thousands, except share data)


                                                                                Three Months Ended March 31
                                                                                ---------------------------
                                                                                2000                  1999
                                                                                ----                  ----
Income:                                                                                             (Note 1)
  Minimum rents                                                           $      36,988         $      33,014
  Percentage rents                                                                  957                   717
  Expense recoveries                                                             20,921                17,585
  Revenues from management, leasing and
   development services                                                           6,189                 5,733
  Other                                                                           7,718                 3,114
                                                                           ------------         -------------
                                                                          $      72,773         $      60,163
                                                                          -------------         -------------
Operating Expenses:
  Recoverable expenses                                                    $      18,329         $      15,469
  Other operating                                                                 9,254                 8,205
  Management, leasing and development services                                    4,748                 4,391
  General and administrative                                                      4,889                 4,728
  Interest expense                                                               13,166                10,865
  Depreciation and amortization                                                  14,155                12,203
                                                                          -------------         -------------
                                                                          $      64,541         $      55,861
                                                                          -------------         -------------
Income before equity in income before extraordinary
  item of Unconsolidated Joint Ventures,
  extraordinary item, and minority and preferred interests                $       8,232         $       4,302
Equity in income before extraordinary item of
  Unconsolidated Joint Ventures                                                   8,595                 9,545
                                                                          -------------         -------------
Income before extraordinary item, minority and
  preferred interests                                                     $      16,827         $      13,847
Extraordinary item (Note 2)                                                      (9,288)
Minority interest:
  TRG income allocable to minority partners                                      (1,199)               (4,409)
  Distributions in excess of earnings allocable to
    minority partners                                                            (6,329)               (3,098)
TRG Series C and D preferred distributions (Note 1)                              (2,250)
                                                                          -------------         -------------
Net income (loss)                                                         $      (2,239)        $       6,340
Series A preferred dividends                                                     (4,150)               (4,150)
                                                                          -------------         -------------
Net income (loss) available to common shareowners                         $      (6,389)        $       2,190
                                                                          =============         =============

Basic and diluted earnings per common share (Note 7):
  Income (loss) before extraordinary item                                 $        (.01)        $         .04
  Extraordinary item (Note 2)                                                      (.11)
                                                                          -------------         -------------
  Net income (loss)                                                       $        (.12)        $         .04
                                                                          =============         =============

Cash dividends declared per common share                                  $        .245         $         .24
                                                                          =============         =============

Weighted average number of common shares outstanding                         53,229,918            53,016,661
                                                                          =============         =============



                 See notes to consolidated financial statements.

                              TAUBMAN CENTERS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                             Three Months Ended March  31
                                                                             ----------------------------
                                                                                 2000                1999
                                                                                 ----                ----

Cash Flows from Operating Activities:
     Income before extraordinary item, minority and
      preferred  interests                                                 $     16,827         $     13,847
     Adjustments to reconcile income before
      extraordinary item, minority and preferred interests to net cash provided by operating activities:
        Depreciation and amortization                                            14,155               12,203
        Provision for losses on accounts receivable                                 909                  623
        Amortization of deferred financing costs                                    836                1,248
        Other                                                                        56                   84
        Gains on sales of land                                                   (4,318)                (475)
        Increase (decrease) in cash attributable to changes
          in assets and liabilities:
           Receivables, deferred charges and other assets                        (8,631)              (2,172)
           Accounts payable and other liabilities                                (9,799)              (9,259)
                                                                           ------------         ------------
Net Cash Provided By Operating Activities                                  $     10,035         $     16,099
                                                                           ------------         ------------

Cash Flows from Investing Activities:
     Additions to properties                                               $    (24,034)        $    (84,853)
     Proceeds from sales of land                                                  5,181                  212
     Contributions to Unconsolidated Joint Ventures                                (393)              (7,453)
     Distributions from Unconsolidated Joint Ventures
       in excess of income before extraordinary item                              3,579                3,823
                                                                           ------------         ------------
Net Cash Used in Investing Activities                                      $    (15,667)        $    (88,271)
                                                                           -------------        -------------

 Cash Flows from Financing Activities:
     Debt proceeds                                                         $     68,650         $     89,251
     Repurchases of stock                                                        (6,076)
     Distributions to minority and preferred interests                           (9,778)              (7,507)
     Issuance of stock pursuant to Continuing Offer                                                      780
     Cash dividends to common shareowners                                       (13,054)             (12,720)
     Cash dividends to Series A preferred shareowners                            (4,150)              (4,150)
                                                                           ------------         ------------
Net Cash Provided By Financing Activities                                  $     35,592         $     65,654
                                                                           ------------         ------------
Net Increase (Decrease) In Cash                                            $     29,960         $     (6,518)

Cash and Cash Equivalents at Beginning of Period                                 20,557               19,045
                                                                           ------------         ------------
Cash and Cash Equivalents at End of Period                                 $     50,517         $     12,527
                                                                           ============         ============

     Interest on mortgage notes and other loans paid during the three months ended March 31, 2000 and 1999, net of amounts capitalized of $4,596 and $4,247, was $11,501 and $10,116, respectively. During the three months ended March 31, 2000 and 1999, non-cash additions to properties of $6,092 and $42,186 were recorded, respectively, representing accrued construction costs of new centers and development projects.

                 See notes to consolidated financial statements.

                              TAUBMAN CENTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        Three months ended March 31, 2000

Note 1 - Interim Financial Statements

     Taubman Centers, Inc. (the Company or TCO), a real estate investment trust, or REIT, is the managing general partner of The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG). The Operating Partnership is an operating subsidiary that engages in the ownership, management, leasing, acquisition, development, and expansion of regional retail shopping centers and interests therein. The Operating Partnership's portfolio as of March 31, 2000 includes 17 urban and suburban shopping centers in seven states. Four additional centers are under construction in Florida and Texas.

     The consolidated financial statements of the Company include all accounts of the Company, the Operating Partnership and its consolidated subsidiaries; all intercompany balances have been eliminated. Investments in entities not unilaterally controlled by ownership or contractual obligation (Unconsolidated Joint Ventures) are accounted for under the equity method.

     In September 1999 and November 1999, the Operating Partnership completed private placements of $75 million 9% Cumulative Redeemable Preferred Partnership Equity (Series C Preferred Equity) and $25 million 9% Cumulative Redeemable Preferred Partnership Equity (Series D Preferred Equity), respectively. Both the Series C and Series D Preferred Equity were purchased by institutional investors and have a fixed 9% coupon rate, no stated maturity, sinking fund, or mandatory redemption requirements. At March 31, 2000, the Operating Partnership's equity included three classes of preferred equity (Series A, C, and D) and the net equity of the partnership unitholders. Net income and distributions of the Operating Partnership are allocable first to the preferred equity interests, and the remaining amounts to the general and limited partners in the Operating
Partnership in accordance with their percentage ownership. The Series A Preferred Equity is owned by the Company and is eliminated in consolidation.

     Because the net equity of the unitholders is less than zero, the interest of the noncontrolling unitholders is presented as a zero balance in the balance sheet as of March 31, 2000 and December 31, 1999. The income allocated to the noncontrolling unitholders is equal to their share of distributions. The net equity of the Operating Partnership is less than zero because of accumulated distributions in excess of net income and not as a result of operating losses. Distributions to partners are usually greater than net income because net income includes non-cash charges for depreciation and amortization.

     The Company's ownership in the Operating Partnership at March 31, 2000 consisted of a 62.6% managing general partnership interest, as well as the Series A Preferred Equity interest. The Company's average ownership percentage in the Operating Partnership for both the three months ended March 31, 2000 and 1999 was 62.8%. During the three months ended March 31, 2000, the Company's ownership in the Operating Partnership decreased to 62.6% due to the ongoing share buyback and unit redemption program (Note 6). At March 31, the Operating Partnership had 84,510,509 units of partnership outstanding, of which the Company owned 52,675,443. Included in the total units outstanding are 348,118 units issued in connection with the 1999 acquisition of Lord Associates that currently do not receive allocations of income or distributions.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101). SAB 101 requires that a lessor defer recognition of percentage rents in quarterly periods until the specified target (typically gross sales in excess of a certain amount) that triggers this type of rental income is achieved. The Company had previously accrued interim contingent rental income as lessees' specified sales targets were met or achievement of the sales targets was probable. The Company adopted the accounting method set forth in SAB 101 during the fourth quarter of 1999. Although the adoption had no impact on annual net income, the Company has restated the results of the first three quarters of 1999. The effect of the restatement was to reduce net income by $0.3 million ($0.01 per diluted common share), $1.2 million ($0.02 per diluted common share), and $1.2 million ($0.02 per diluted common share) for the first, second, and third quarters of 1999, respectively, and to increase fourth quarter income and per share amounts by $2.7 million and $0.05 per share, respectively.

                              TAUBMAN CENTERS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


     The unaudited interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. The results of interim periods are not necessarily indicative of the results for a full year.

Note 2 - Investments in Unconsolidated Joint Ventures

     Following are the Company's investments in Unconsolidated Joint Ventures which own regional retail shopping centers. The Operating Partnership is generally the managing general partner of these Unconsolidated Joint Ventures. The Operating Partnership's interest in each Unconsolidated Joint Venture is as follows:

                                                             Ownership as of
Unconsolidated Joint Venture           Shopping Center        March 31, 2000
------------------------------         ----------------      ---------------

Arizona Mills, L.L.C.                  Arizona Mills               37%
Dolphin Mall Associates                Dolphin Mall                50
 Limited Partnership                   (under construction)
Fairfax Company of Virginia L.L.C.     Fair Oaks                   50
Lakeside Mall Limited Partnership      Lakeside                    50(see below)
Rich-Taubman Associates                Stamford Town Center        50
Taubman-Cherry Creek
 Limited Partnership                   Cherry Creek                50
Tampa Westshore Associates             International Plaza         26
 Limited Partnership                   (under construction)
Twelve Oaks Mall Limited Partnership   Twelve Oaks Mall            50(see below)
West Farms Associates                  Westfarms                   79
Woodland                               Woodland                    50

     In January 2000, the Company agreed to exchange property interests with its current joint venture partner in two Unconsolidated Joint Ventures. Under the terms of the agreement, expected to be completed in the second quarter of 2000, the Operating Partnership will assume 100 percent ownership of Twelve Oaks Mall and the current joint venture partner will become 100 percent owner of Lakeside. Both properties will remain subject to the existing mortgage debt ($50 million and $88 million at Twelve Oaks and Lakeside, respectively.) The Operating Partnership will also pay the joint venture partner approximately $30 million in cash. The transaction will be accounted for as a purchase. The Operating Partnership will continue to manage Twelve Oaks, while the joint venture partner will assume management responsibility for Lakeside at closing.

     In January 2000, the 50% owned Unconsolidated Joint Venture that owns Stamford Town Center completed a $76 million secured financing. The new financing bears interest at a rate of one-month LIBOR plus 0.8% and matures in 2002. The loan may be extended until August 2004. The rate is capped at 8.2% plus credit spread for the term of the loan. The proceeds were used to repay the $54 million participating mortgage, the $18.3 million prepayment premium, and accrued interest and transaction costs. The Unconsolidated Joint Venture recognized an extraordinary charge of $18.6 million, which consisted primarily of the prepayment premium. The Operating Partnership's share was $9.3 million.

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

                              TAUBMAN CENTERS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

   Combined balance sheet and results of operations information are presented below (in thousands) for all Unconsolidated Joint Ventures, followed by the Operating Partnership's beneficial interest in the combined information. Beneficial interest is calculated based on the Operating Partnership's ownership interest in each of the Unconsolidated Joint Ventures. Amounts for the three months ended March 31, 1999 have been restated for the change in accounting method for percentage rent (Note 1).

                                                 March 31            December 31
                                                 --------            -----------
                                                   2000                 1999
                                                   ----                 ----
Assets:
  Properties, net                              $    759,229        $    724,846
  Other assets                                       69,046              91,820
                                               ------------        ------------
                                               $    828,275        $    816,666
                                               ============        ============
Liabilities and partners' accumulated
 deficiency in assets:
  Debt                                         $    940,286        $    895,163
  Capital lease obligations                           3,113               3,664
  Other liabilities                                  46,417              53,825
  TRG's accumulated deficiency in assets            (88,638)            (74,749)
  Unconsolidated Joint Venture Partners'
    accumulated deficiency in assets                (72,903)            (61,237)
                                               ------------        ------------
                                               $    828,275        $    816,666
                                               ============        ============
TRG's accumulated deficiency in
 assets (above)                                $    (88,638)       $    (74,749)
TRG basis adjustments, including elimination
 of intercompany profit                               4,764               2,205
TCO's additional basis                              196,645             197,789
                                               ------------        ------------
Investment in Unconsolidated Joint Ventures    $    112,771        $    125,245
                                               ============        ============

                                                      Three Months Ended
                                                            March 31
                                               --------------------------------
                                                  2000                  1999
                                                  ----                  ----

Revenues                                       $     62,179        $     60,148
                                               ------------        ------------
Recoverable and other operating expenses       $     22,242        $     20,939
Interest expense                                     16,850              15,291
Depreciation and amortization                         8,173               7,260
                                               ------------        ------------
Total operating costs                          $     47,265        $     43,490
                                               ------------        ------------
Income before extraordinary item               $     14,914        $     16,658
Extraordinary item                                   18,576
                                               ------------        ------------
Net income (loss)                              $     (3,662)       $     16,658
                                               ============        ============
Net income (loss) allocable to TRG             $     (1,566)       $      9,461
Extraordinary item allocable to TRG                   9,288
Realized intercompany profit                          2,017               1,266
Depreciation of TCO's additional basis               (1,144)             (1,182)
                                               ------------       -------------
Equity in income before extraordinary item
  of Unconsolidated Joint Ventures             $      8,595        $      9,545
                                               ============        ============

Beneficial interest in Unconsolidated
  Joint Ventures' operations:
    Revenues less recoverable and other
      operating expenses                       $     22,893        $     22,773
    Interest expense                                 (9,038)             (8,244)
    Depreciation and amortization                    (5,260)             (4,984)
                                               ------------        ------------
    Income before extraordinary item           $      8,595        $      9,545
                                               ============        ============

                              TAUBMAN CENTERS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Note 3 - Beneficial Interest in Debt and Interest Expense

     In January 2000, the 50% owned Unconsolidated Joint Venture that owns Stamford Town Center completed a $76 million secured financing (Note 2). Also, in January 2000, the Company finalized an agreement that securitized the $40 million bank line of credit and extended its maturity to August 2000.

     In April 2000, the Operating Partnership's guaranty of principal and interest on the MacArthur Center loan was reduced to 50%. The outstanding balance on this loan was $116.1 million at March 31, 2000.

     The Operating Partnership's beneficial interest in the debt, capital lease obligations, capitalized interest, and interest expense of its consolidated subsidiaries and its Unconsolidated Joint Ventures is summarized in the following table. The Operating Partnership's beneficial interest excludes debt and interest relating to the minority interest in Great Lakes Crossing (15% and 20% in 2000 and 1999, respectively) and the 30% minority interest in MacArthur Center.

                                         Unconsolidated           Share
                                               Joint          of Unconsolidated     Consolidated       Beneficial
                                             Ventures          Joint Ventures       Subsidiaries        Interest
                                         --------------       -----------------     ------------       ----------

Debt as of:
   March 31, 2000                              $   940,286       $   496,398      $     955,211      $   1,391,273
   December 31, 1999                               895,163           473,726            886,561          1,300,224

Capital lease obligations:
   March 31, 2000                              $     3,113       $     1,723      $         457      $       2,111
   December 31, 1999                                 3,664             2,018                469              2,418

Capitalized interest:
   Three months ended March 31, 2000           $     1,802       $       818      $       4,596      $       5,414
   Three months ended March 31, 1999                   317               158              4,247              4,405

Interest expense
 (Net of capitalized interest):
   Three months ended March 31, 2000           $    16,850       $     9,038      $      13,166      $      21,010
   Three months ended March 31, 1999                15,291             8,244             10,865             18,993

Note 4 - Incentive Option Plan

     The Operating Partnership has an incentive option plan for employees of the Manager. Currently, options for 7.7 million Operating Partnership units may be issued under the plan, including options outstanding for 7.4 million units. Incentive options generally become exercisable to the extent of one-third of the units on each of the third, fourth, and fifth anniversaries of the date of grant. Options expire ten years from the date of grant. The Operating Partnership's units issued in connection with the incentive option plan are exchangeable for shares of the Company's common stock under the Continuing Offer (Note 5). There were no units exercised during the three months ended March 31, 2000. During the three months ended March 31, 1999, 75,059 units were exercised at weighted average exercise prices of $10.38 per unit. There were no units granted or cancelled during the three months ended March 31, 2000. There were 1,000,000 units granted at $12.25 per unit and 61,890 units cancelled at an average price of $12.58 per unit during the three months ended March 31, 1999. As of March 31, 2000, there were vested options for 6.9 million units with a weighted exercise price of $11.27 per unit and outstanding options (including unvested options) for a total of 7.4 million units with a weighted average exercise price of $11.36 per unit.

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

     Based on a market value at March 31, 2000 of $11.13 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $268.4 million. The purchase of these interests at March 31, 2000 would have resulted in the Company owning an additional 29% interest in the Operating Partnership.

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

Note 6 - Purchases of Common Stock

     In March 2000, the Company's Board of Directors authorized the purchase of up to $50 million of the Company's common stock in the open market. The stock may be purchased from time to time as market conditions warrant. For each share of the Company's stock repurchased, an equal number of the Company's Operating Partnership units are redeemed. As of March 31, 2000, the Company had purchased and the Operating Partnership had redeemed approximately 606 thousand shares and units for approximately $6.8 million. Existing lines of credit provided funding for the purchases. Approximately $0.7 million was accrued at March 31, 2000 for the repurchases of 66,300 shares that settled in April 2000.

                              TAUBMAN CENTERS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


Note 7 - Earnings Per Share

     Basic earnings per common share are calculated by dividing earnings available to common shareowners by the average number of common shares outstanding during each period. For diluted earnings per common share, the Company's ownership interest in the Operating Partnership (and therefore earnings) are adjusted assuming the exercise of all options for units of partnership interest under the Operating Partnership's incentive option plan having exercise prices less than the average market value of the units using the treasury stock method. For the three months ended March 31, 2000 and 1999, options for 2.0 million and 0.4 million units of partnership interest with average exercise price of $12.46 and $13.58 per unit were excluded from the computation of diluted earnings per unit because the exercise prices were greater than the average market price for the period calculated.

                                                      Three Months
                                                     Ended March 31
                                                   --------------------------
                                                    2000                1999
                                                    ----                ----
                                               (in thousands, except share data)
Income  (loss)  before   extraordinary  item
 allocable  to  common  shareowners (Numerator):
   Net income (loss) available to common
     shareowners                                  $   (6,389)        $    2,190
   Common shareowners' share of extraordinary
     item                                              5,836
                                                  ----------         ----------
   Basic income (loss) before extraordinary
     item                                         $     (553)        $    2,190
   Effect of dilutive options                            (38)               (67)
                                                  ----------         -----------
   Diluted income (loss) before extraordinary
     item                                         $     (591)        $    2,123
                                                  ==========         ==========

Shares (Denominator) - basic and diluted          53,229,918         53,016,661
                                                  ==========         ==========
Income (loss) before extraordinary item
  per common share - basic and diluted            $    (0.01)        $     0.04
                                                  ==========         ==========

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------

     The  following   discussion   should  be  read  in  conjunction   with  the
accompanying Consolidated Financial Statements of Taubman Centers, Inc. and the Notes thereto.

General Background and Performance Measurement

     The Company owns a managing general partner's interest in The Taubman Realty Group Limited Partnership (Operating Partnership or TRG), through which the Company conducts all of its operations. The Operating Partnership owns, develops, acquires, and operates regional shopping centers nationally. The Consolidated Businesses consist of shopping centers that are controlled by ownership or contractual agreement, development projects for future regional shopping centers, and The Taubman Company Limited Partnership (the Manager).
Shopping centers that are not controlled and that are owned through joint ventures with third parties (Unconsolidated Joint Ventures) are accounted for under the equity method.

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

     The following table summarizes certain quarterly operating data for 1999 and the first quarter of 2000. Quarterly percentage rent information for 1999 has been restated for the change in accounting method for percentage rent.

                                          1st          2nd          3rd          4th                       1st
                                        Quarter      Quarter      Quarter      Quarter       Total       Quarter
                                         1999         1999         1999         1999         1999         2000
                                     -----------------------------------------------------------------------------
                                                                    (in thousands)

Mall tenant sales                     $ 533,730    $ 598,956    $ 610,520    $ 952,439   $2,695,645     $ 589,996
Revenues                                117,485      127,669      125,140      139,327      509,621       132,331
Occupancy:
   Average                                 88.5%         88.1%        88.9%        90.3%        89.0%        88.8%
   Ending                                  87.5%         88.0%        89.5%        90.4%        90.4%        88.5%
Leased Space                               91.3%         91.7%        92.8%        92.1%        92.1%        91.4%

     Because the seasonality of sales contrasts with the generally fixed nature of minimum rents and recoveries, mall tenant occupancy costs (the sum of minimum rents, percentage rents and expense recoveries) relative to sales are considerably higher in the first three quarters than they are in the fourth quarter. The following table summarizes occupancy costs, excluding utilities, for mall tenants as a percentage of sales for 1999 and the first quarter of 2000:

                                          1st          2nd          3rd          4th                       1st
                                        Quarter      Quarter      Quarter      Quarter       Total       Quarter
                                         1999         1999         1999         1999         1999         2000
                                       --------------------------------------------------------------------------
                                                                    (in thousands)

Minimum Rents                              11.8%         10.8%        10.7%         7.2%         9.7%       11.3%
Percentage Rents                            0.2           0.1          0.1          0.5          0.2         0.3
Expense Recoveries                          4.6           4.9          4.5          3.4          4.3         4.8
                                           ----         -----         ----         ----         ----        ----
Mall tenant occupancy costs                16.6%         15.8%        15.3%        11.1%        14.2%       16.4%
                                           ====         =====         ====         ====         ====        ====

Rental Rates

     Average base rent per square foot for all mall tenants at the 10 centers owned and open for at least five years was $43.82 for the twelve months ended March 31, 2000, compared to $43.09 for the twelve months ended March 31, 1999. As leases have expired in the shopping centers, the Company has generally been able to rent the available space, either to the existing tenant or a new tenant, at rental rates that are higher than those of the expired leases. In a period of increasing sales, rents on new leases will tend to rise as tenants' expectations of future growth become more optimistic. In periods of slower growth or declining sales, rents on new leases will grow more slowly or will decline for the opposite reason. However, center revenues, nevertheless, increase as older leases roll over or are terminated early and replaced with new leases negotiated at current rental rates that are usually higher than the average rates for existing leases.

Results of Operations

     The following represent significant debt, equity, and other transactions which affect the operating results described under Comparison of Three Months Ended March 31, 2000 to the Three Months Ended March 31, 1999.

Debt and Equity Transactions

     In January 2000, the 50% owned Unconsolidated Joint Venture that owns Stamford Town Center completed a $76 million secured financing. The new financing bears interest at a rate of one-month LIBOR plus 0.8% and matures in 2002. The loan may be extended until August 2004. The rate is capped at 8.2% plus credit spread for the term of the loan. The proceeds were used to repay the $54 million participating mortgage, the $18.3 million prepayment premium, and accrued interest and transaction costs. The Unconsolidated Joint Venture recognized an extraordinary charge of $18.6 million, which consisted primarily of the prepayment premium. The Operating Partnership's share was $9.3 million.

     In September and November 1999, the Operating Partnership completed private placements of its Series C and Series D preferred equity totaling $100 million, with net proceeds used to pay down lines of credit. In August 1999, the $177 million refinancing of Cherry Creek was completed, with net proceeds of $45.2 million being distributed to the Operating Partnership and used to pay down lines of credit. In April 1999 through June 1999, $520 million of refinancings relating to The Mall at Short Hills, Biltmore Fashion Park, and Great Lakes Crossing were completed.

     In November 1999, the Operating Partnership acquired Lord Associates, a retail leasing firm based in Alexandria, Virginia for $2.5 million in cash and $5 million in partnership units, which are subject to certain contingencies. In addition, $1.0 million of the purchase price is contingent upon profits achieved on acquired leasing contracts.

Other

     In January 2000, the Company agreed to exchange property interests with its current joint venture partner in two Unconsolidated Joint Ventures. Under the terms of the agreement, expected to be completed in the second quarter 2000, the Operating Partnership will assume 100 percent ownership of Twelve Oaks Mall and the current joint venture partner will become 100 percent owner of Lakeside. Both properties will remain subject to the existing mortgage debt ($50 million and $88 million at Twelve Oaks and Lakeside, respectively.) The Operating Partnership will also pay the joint venture partner $30 million in cash. The transaction will be accounted for as a purchase. The Operating Partnership will continue to manage Twelve Oaks, while the joint venture partner will assume management responsibility for Lakeside at closing.

     In March 1999, MacArthur Center, a 70% owned enclosed super-regional mall, opened in Norfolk, Virginia. MacArthur Center is owned by a joint venture in which the Operating Partnership has a controlling interest, and consequently the results of this center are consolidated in the Company's financial statements.

     In December 1999, the Operating Partnership acquired an additional 5% interest in Great Lakes Crossing for $1.2 million in cash, increasing the Operating Partnership's interest in the center to 85%.

Presentation of Operating Results

     The following tables contain the combined operating results of the Company's Consolidated Businesses and the Unconsolidated Joint Ventures. Income allocated to the noncontrolling partners of the Operating Partnership and preferred interests is deducted to arrive at the results allocable to the
Company's common shareowners. Because the net equity of the Operating Partnership is less than zero, the income allocated to the noncontrolling partners is equal to their share of distributions. The net equity of these minority partners is less than zero due to accumulated distributions in excess of net income and not as a result of operating losses. Distributions to partners are usually greater than net income because net income includes non-cash charges for depreciation and amortization. The Company's average ownership percentage of the Operating Partnership was 62.8% for both the 2000 and 1999 periods.

Comparison of the Three Months Ended March 31, 2000 to the Three Months Ended March 31, 1999

     The following table sets forth operating results for the three months ended March 31, 2000 and March 31, 1999, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

------------------------------------------------------------------------------------------------------------------------------------
                                          Three Months Ended March 31, 2000                   Three Months Ended March 31, 1999 (1)
------------------------------------------------------------------------------------------------------------------------------------
                                                    UNCONSOLIDATED                                    UNCONSOLIDATED
                                      CONSOLIDATED       JOINT                       CONSOLIDATED         JOINT
                                    BUSINESSES(2)     VENTURES(3)        TOTAL        BUSINESSES(2)      VENTURES(3)       TOTAL
------------------------------------------------------------------------------------------------------------------------------------
                                                                          (in millions of dollars)
REVENUES:
  Minimum rents                           35.1            39.3             74.4          31.0             38.5              69.6
  Percentage rents                         1.0             0.9              1.8           0.7              0.4               1.1
  Expense recoveries                      20.2            20.7             40.9          16.8             19.5              36.4
  Management, leasing and
   development                             6.2                              6.2           5.7                                5.7
  Other                                    7.7             1.3              9.0           3.0              1.7               4.7
                                         -----           -----            -----         -----            -----             -----
Total revenues                            70.2            62.2            132.3          57.3             60.1             117.5

OPERATING COSTS:
  Recoverable expenses                    17.2            16.7             33.9          14.4             16.2              30.7
  Other operating                          7.3             3.9             11.2           6.1              3.2               9.3
  Management, leasing and
   development                             4.7                              4.7           4.4                                4.4
  General and administrative               4.9                              4.9           4.7                                4.7
  Interest expense                        13.2            16.9             30.1          10.9             15.4              26.2
  Depreciation and amortization (4)       13.5             7.8             21.3          12.1              7.2              19.3
                                         -----           -----            -----         -----            -----             -----
Total operating costs                     60.9            45.3            106.2          52.6             42.0              94.6
Net results of Memorial City (2)          (1.1)                            (1.1)         (0.4)                              (0.4)
                                         -----           -----            -----         -----            -----             -----
                                           8.2            16.9             25.1           4.3             18.2              22.5
                                                         =====            =====                          =====             =====

Equity in income before
 extraordinary item of
 Unconsolidated Joint Ventures             8.6                                            9.5
                                         -----                                          -----
Income before extraordinary item
 and minority and preferred interests     16.8                                           13.8
Extraordinary item                        (9.3)
TRG preferred distributions               (2.3)
Minority share of income                  (1.2)                                          (4.4)
Distributions in excess of minority
 share of income                          (6.3)                                          (3.1)
                                         -----                                          -----
Net income (loss)                         (2.2)                                           6.3
Series A preferred dividends              (4.2)                                          (4.2)
                                         -----                                          -----
Net income (loss) available to
 common  shareowners                      (6.4)                                           2.2
                                         =====                                          =====

SUPPLEMENTAL INFORMATION (5):
  EBITDA contribution                     33.3            22.9             56.2          27.3             22.8              50.0
  Beneficial Interest Expense            (12.0)           (9.0)           (21.0)        (10.8)            (8.2)            (19.0)
  Non-real estate depreciation            (0.7)                            (0.7)         (0.6)                              (0.6)
  Preferred dividends and
   distributions                          (6.4)                            (6.4)         (4.2)                              (4.2)
                                         -----           -----            -----         -----            -----             -----
  Funds from Operations contribution      14.2            13.9             28.0          11.7             14.5              26.2
                                         =====           =====            =====         =====            =====             =====

(1) The results have been restated to reflect the adoption of Staff Accounting Bulletin 101.
(2) The results of operations of Memorial City are presented net in this table. The Operating Partnership ceased to lease and manage Memorial City on April 30, 2000.
(3) With the exception of the Supplemental Information, amounts represent 100% of the Unconsolidated Joint Ventures. Amounts are net of intercompany profits.
(4) Amortization of the Company's additional basis in the Operating Partnership included in equity in income before extraordinary item of Unconsolidated Joint Ventures was $1.1 million and $1.2 million in 2000 and 1999, respectively. Also, amortization of the additional basis included in depreciation and amortization was $0.9 million and $1.0 million in 2000 and 1999, respectively.
(5) EBITDA represents earnings before interest and depreciation and amortization. Funds from Operations is defined and discussed in Liquidity and Capital Resources.
(6)  Amounts in the table may not add due to rounding.

Consolidated Businesses

     Total revenues for the three months ended March 31, 2000 were $70.2 million, a $12.9 million, or 22.5%, increase over the comparable period in 1999. Minimum rents increased $4.1 million of which $3.0 million was due to the opening of MacArthur Center. Minimum rents also increased due to tenant rollovers. Expense recoveries increased primarily due to the new center. Other revenue increased primarily due to an increase in gains on sales of peripheral land.

     Total operating costs were $60.9 million, an $8.3 million, or 15.8% increase over the comparable period in 1999. Recoverable and depreciation and amortization expenses increased primarily due to MacArthur Center. Other operating expense increased primarily due to the new center, the Lord Associates transaction, and increases in professional fees and bad debt expense, partially offset by a decrease in the charge to operations for costs of unsuccessful and potentially unsuccessful pre-development activities. Interest expense increased primarily due to the opening of MacArthur Center and an increase in interest rates, offset by a reduction in interest expense on debt paid down with the proceeds of the preferred equity offerings.

Unconsolidated Joint Ventures

     Total revenues for the three months ended March 31, 2000 were $62.2 million, a $2.1 million, or 3.5%, increase from the comparable period of 1999. Minimum rents primarily increased due to tenant rollovers. Recoveries increased due to increases in recoverable expenses, primarily relating to maintenance costs.

     Total operating costs increased by $3.3 million to $45.3 million for the three months ended March 31, 2000. Other operating expenses increased primarily due to increases in bad debt expense. Interest expense increased primarily due to the additional debt at Cherry Creek as well as increases in interest rates.

     As a result of the foregoing, income before extraordinary item of the Unconsolidated Joint Ventures decreased by $1.3 million, or 7.1%, to $16.9 million. The Company's equity in income before extraordinary item of the Unconsolidated Joint Ventures was $8.6 million, a 9.5% decrease from the comparable period in 1999.

Net Income

     As a result of the foregoing, the Company's income before extraordinary item and minority and preferred interests increased $3.0 million, or 21.7%, to $16.8 million for the three months ended March 31, 2000. During 2000, an extraordinary charge of $9.3 million was recognized related to the refinancing of the debt on Stamford Town Center. Distributions of $2.3 million to the Operating Partnership's Series C and D Preferred Equity owners were made in 2000. After payment of $4.2 million in Series A preferred dividends, net income
(loss) available to common shareowners for 2000 was $(6.4) million compared to $2.2 million in 1999.

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

     As of March 31, 2000, the Company had a consolidated cash balance of $50.5 million. Additionally, the Company has a secured $200 million line of credit. This line had $138.0 million of borrowings as of March 31, 2000 and expires in September 2001. The Company also has available a second secured bank line of credit of up to $40 million. The line had $10.4 million of borrowings as of March 31, 2000 and expires in August 2000.

Summary of Investing Activities

     Net cash used in investing activities was $15.7 million in 2000 compared to $88.3 million in 1999. Cash used in investing activities was impacted by the timing of capital expenditures, with outflows in 2000 and 1999 for the construction of MacArthur Center, Great Lakes Crossing, International Plaza, The Mall at Wellington Green, The Shops at Willow Bend, as well as other development activities and other capital items. Proceeds from sales of peripheral land were $5.2 million, an increase of $5.0 million from 1999. Contributions to Unconsolidated Joint Ventures were $0.4 million in 2000 and $7.5 million in 1999, primarily representing funding for expansion activities. Distributions received from joint ventures were consistent in both periods.

Summary of Financing Activities

     Financing activities contributed cash of $35.6 million, a decrease of $30.1 million from the $65.7 million in 1999. Borrowings decreased by $20.6 million to $68.7 million due to lower levels of construction expenditures, partially offset by approximately $30 million borrowed in anticipation of the payment to be made in connection with the exchange of interests in Twelve Oaks and Lakeside. Stock repurchases of $6.1 million were made in connection with the ongoing stock repurchase program. Distributions to minority and preferred interests increased by $2.3 million due to the September and November 1999 issuances of the Series C and Series D preferred equity.

     In March 2000, the Company's Board of Directors authorized the purchase of up to $50 million of the Company's common stock in the open market. The stock may be purchased from time to time as market conditions warrant.

Beneficial Interest in Debt

     At March 31, 2000, the Operating Partnership's debt and its beneficial interest in the debt of its Consolidated and Unconsolidated Joint Ventures totaled $1,391.3 million. As shown in the following table, $42.8 million of this debt was floating rate debt that remained unhedged at March 31, 2000. Interest rates shown do not include amortization of debt issuance costs and interest rate hedging costs. These items are reported as interest expense in the results of operations. In the aggregate, these costs added 0.44% to the effective rate of interest on beneficial interest in debt at March 31, 2000. Included in beneficial interest in debt is debt used to fund development and expansion costs. Beneficial interest in assets on which interest is being capitalized totaled $291.2 million as of March 31, 2000. Beneficial interest in capitalized interest was $5.4 million for the three months ended March 31, 2000.


                                                                      Beneficial Interest in Debt
                                                    -------------------------------------------------------------
                                                        Amount     Interest     LIBOR    Frequency       LIBOR
                                                     (in millions   Rate at      Cap      of Rate         at
                                                      of dollars)   3/31/00(1)  Rate       Resets       3/31/00
                                                      -----------   -------    ------     -------       -------

Total beneficial interest in fixed rate debt             $835.2      7.52%(2)
Floating rate debt hedged via interest rate caps:
     Through August 2000                                  144.5      7.42        6.00%    Monthly         6.13%
     Through October 2000                                  84.0      7.25 (2)    6.50     Monthly         6.13
     Through December 2000                                100.0      6.96 (2)    7.00     Monthly         6.13
     Through October 2001                                  25.0      6.45        8.55     Monthly         6.13
     Through January 2002                                  53.4      7.21 (2)    9.50     Monthly         6.13
     Through July 2002                                     43.4      7.23        6.50     Monthly         6.13
     Through August 2002                                   38.0      6.80        8.20     Monthly         6.13
     Through September 2002                                25.0      7.94 (2)(3) 7.00     Monthly         6.13
   Other floating rate debt                                42.8      6.96 (2)
                                                           ----

Total beneficial interest in debt                      $1,391.3      7.38 (1)
                                                       ========

(1)  All floating rates are based on the one-month LIBOR rate at March 31, 2000.
(2)  Denotes weighted average interest rate.
(3)  This cap has an embedded swap with a rate of 5.15% when LIBOR is below 6%.

Sensitivity Analysis

     The Company has exposure to interest rate risk on its debt obligations and interest rate instruments. Based on the Operating Partnership's beneficial interest in debt and interest rates in effect at March 31, 2000, a one percent increase in interest rates on floating rate debt would decrease cash flows by approximately $3.6 million and, due to the effect of capitalized interest, annual earnings by approximately $2.7 million. A one percent decrease in interest rates on floating rate debt would increase cash flows and annual earnings by approximately $5.5 million and $4.3 million, respectively. Based on the Company's consolidated debt and interest rates in effect at March 31, 2000, a one percent increase in interest rates would decrease the fair value of debt by approximately $16.1 million, while a one percent decrease in interest rates would increase the fair value of debt by approximately $31.7 million.

Covenants and Commitments

     Certain loan agreements contain various restrictive covenants, including limitations on net worth, minimum debt service and fixed charges coverage ratios, a maximum payout ratio on distributions, and a minimum debt yield ratio, the latter being the most restrictive. The Company is in compliance with all of such covenants.

     Payments of principal and interest on the loans in the following table are guaranteed by the Operating Partnership as of March 31, 2000. All of the loan agreements provide for a reduction of the amounts guaranteed as certain center performance and valuation criteria are met.


                                                   TRG's           Amount of
                                                beneficial       loan balance
                                                interest in       guaranteed
                           Loan balance        loan balance         by TRG          % of loan
                           as of 3/31/00       as of 3/31/00     as of 3/31/00       balance        % of interest
                           (in millions        (in millions      (in millions      guaranteed        guaranteed
Center                      of dollars)         of dollars)       of dollars)        by TRG            by TRG
-------                     -----------        -------------     ------------      -----------      -------------
Arizona Mills                    142.2             52.4              13.1                9%                9%
Dolphin Mall                      44.7             22.3              22.3               50%              100%
Great Lakes Crossing             170.0            144.5             170.0              100%              100%
International Plaza                0.0              0.0               0.0              100% (1)          100%(1)
MacArthur Center                 116.1             81.3             116.1              100% (2)          100%(2)

(1) The new investor in the International Plaza venture has indemnified the Operating Partnership to the extent of approximately 25% of the amounts guaranteed.
(2) In April 2000, the Operating Partnership's guaranty of principal and interest was reduced to 50%.

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

     In October 1999, NAREIT approved certain clarifications of the definition of FFO, including that non-recurring items that are not defined as
"extraordinary" under generally accepted accounting principles should be reflected in the calculation of FFO. The clarified definition is effective January 1, 2000 and restatement of all periods presented is recommended. Under the clarified definition, there would have been no changes to the amounts reported for 1999.

Reconciliation of Net Income to Funds from Operations

                                                  Three Months Ended            Three Months Ended
                                                    March 31, 2000                March  31, 1999
                                                ----------------------         ----------------------
                                                            (in millions of dollars)

Income before extraordinary item and
   minority and preferred interests (1)                16.8                           13.8
Depreciation and amortization (2)                      14.2                           12.2
Share of Unconsolidated Joint Ventures'
   depreciation and amortization (3)                    5.3                            5.0


Non-real estate depreciation                           (0.7)                          (0.6)
Minority interest in consolidated joint ventures       (1.1)
Preferred dividends and distributions                  (6.4)                          (4.2)
                                                       ----                           ----

Funds from Operations                                  28.0                           26.2
                                                       ====                           ====

Funds from Operations allocable to the Company         17.6                           16.5
                                                       ====                           ====

(1) Includes gains on peripheral land sales of $3.8 million and $0.5 million for the three months ended March 31, 2000 and March 31, 1999, respectively.
(2) Includes $0.6 million and $0.5 million of mall tenant allowance amortization for the three months ended March 31, 2000 and March 31, 1999, respectively.
(3) Includes $0.3 million of mall tenant allowance amortization for each of the three month periods ended March 31, 2000 and March 31, 1999.
(4)  Amounts in this table may not add due to rounding.

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

     On March 7, 2000, the Company declared a quarterly dividend of $0.245 per common share payable April 20, 2000 to shareowners of record on March 31, 2000. The Board of Directors also declared a quarterly dividend of $0.51875 per share on the Company's 8.3% Series A Preferred Stock for the quarterly dividend period ended March 31, 2000, which was paid on March 31, 2000 to shareowners of record on March 17, 2000.

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

                                                                        2000
                                             -----------------------------------------------------------

                                                                                Beneficial  Interest in
                                                               Unconsolidated   Consolidated Businesses
                                              Consolidated         Joint         and Unconsolidated
                                               Businesses        Ventures(1)       Joint Ventures (1)(2)
                                             -----------------------------------------------------------
                                                                 (in millions of dollars)
Development, renovation, and expansion          186.7(3)            239.5 (4)            279.7
Mall tenant allowances                            7.9                 4.8                 10.1
Pre-construction development and other           11.9                 0.9                 12.3
                                               ------              ------               ------
Total                                           206.5               245.2                302.1
                                               ======              ======               ======

(1) Costs are net of intercompany profits. Excludes costs related to the Mall at Millenia (a 50% owned unconsolidated joint venture).
(2) Includes the Operating Partnership's share of construction costs for The Mall at Wellington Green (a 90% owned consolidated joint venture), International Plaza (a 26% owned unconsolidated joint venture), and Dolphin Mall (a 50% owned unconsolidated joint venture).
(3) Includes costs related to The Shops at Willow Bend and The Mall at Wellington Green.
(4)  Includes costs related to Dolphin Mall and International Plaza.

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

     The total cost of these four projects is anticipated to be approximately $1 billion. The Company's beneficial investment in the projects will be approximately $700 million, as three of these projects are joint ventures. While the Company intends to finance approximately 75 percent of each new center with construction debt, the Company has a greater responsibility for the project equity (approximately $230 million). All of the project equity has been funded through the Operating Partnership's preferred equity offerings, contributions from the new joint venture partner in the International Plaza project, and borrowing under the Company's lines of credit. With respect to the construction loan financing, the Company has closed on financing for Dolphin Mall and International Plaza. The financings on the two remaining projects are expected to be completed in 2000.

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

     The Operating Partnership and the Forbes Company have formed a joint venture to develop the Mall at Millenia in Orlando, Florida. This project is expected to begin construction in Fall 2000 and open in 2002. The Mall at Millenia will be anchored by Bloomingdales, Macy's, and Neiman Marcus.

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

     The Operating Partnership anticipates that its share of costs for development projects scheduled to be completed in 2001 will be as much as $220 million in 2001. Estimates of future capital spending include only projects approved by the Company's Board of Directors and, consequently, estimates will change as new projects are approved. Estimates regarding capital expenditures presented above are forward-looking statements and certain significant factors could cause the actual results to differ materially, including but not limited to: 1) actual results of negotiations with anchors, tenants and contractors; 2) changes in the scope and number of projects; 3) cost overruns; 4) timing of expenditures; 5) financing considerations; and 6) actual time to complete projects.

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

     Based on a market value at March 31, 2000 of $11.13 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $268 million. The purchase of these interests at March 31, 2000 would have resulted in the Company owning an additional 29% interest in the Operating Partnership.

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

                                               TAUBMAN CENTERS, INC.



Date:         May 10, 2000                     By:  /s/ Lisa A. Payne
                                                    -----------------
                                                    Lisa A. Payne
                                                    Executive Vice President and
                                                    Chief Financial Officer

                                  EXHIBIT INDEX

                 Exhibit
                 Number

                    12   --  Statement Re: Computation of Taubman Centers,  Inc.
                             Ratio  of  Earnings  to Combined  Fixed Charges and
                             Preferred  Dividends and Distributions.

                    27   --  Financial Data Schedule.