Form 10-Q
period 2000-06-30
TAUBMAN CENTERS INC
filed 2000-08-11
CIK 890319

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the Quarter Ended: June 30, 2000
                           Commission File No. 1-11530

                              Taubman Centers, Inc.
      --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     Michigan                                                 38-2033632
     --------------------------------------        -----------------------------
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)                Identification No.)

     200 East Long Lake Road, Suite 300, P.O. Box 200, Bloomfield Hills,
                                            Michigan               48303-0200
     ---------------------------------------------------------------------------
     (Address of principal executive offices)                       (Zip Code)

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

     As of August 8, 2000, there were outstanding 52,622,770 shares of the Company's common stock, par value $0.01 per share.

                          PART 1. FINANCIAL INFORMATION


Item 1. Financial Statements.


The following consolidated financial statements of Taubman Centers, Inc. (the Company) are provided pursuant to the requirements of this item.

Consolidated Balance Sheet as of June 30, 2000 and December 31, 1999.........  2
Consolidated Statement of Operations for the three months ended
  June 30, 2000 and 1999.....................................................  3
Consolidated Statement of Operations for the six months ended
  June 30, 2000 and 1999.....................................................  4
Consolidated Statement of Cash Flows for the six months ended
  June 30, 2000 and 1999.....................................................  5
Notes to Consolidated Financial Statements...................................  6

                              TAUBMAN CENTERS, INC.

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except share data)


                                                                                June 30            December 31
                                                                                -------            -----------
                                                                                 2000                 1999
                                                                                 ----                 ----

Assets:
   Properties, net                                                         $   1,404,767         $   1,361,497
   Investment in Unconsolidated Joint Ventures (Note 2)                          119,648               125,245
   Cash and cash equivalents                                                      23,860                20,557
   Accounts and notes receivable, less allowance
     for doubtful accounts of $2,183 and $1,549 in
     2000 and 1999                                                                30,542                33,021
   Accounts receivable from related parties                                        6,942                 7,095
   Deferred charges and other assets                                              55,511                49,496
                                                                           -------------         -------------
                                                                           $   1,641,270         $   1,596,911
                                                                           =============         =============
Liabilities:
   Mortgage notes payable                                                  $     972,753         $     866,742
   Unsecured notes payable                                                         2,195                19,819
   Accounts payable and accrued liabilities                                      113,429               118,230
   Dividends payable                                                              12,891                13,054
                                                                           -------------         -------------
                                                                           $   1,101,268         $   1,017,845
Commitments and Contingencies (Note 5)

Preferred Equity of TRG (Note 1)                                           $      97,275         $      97,275

Partners' Equity of TRG allocable to minority partners (Note 1)

Shareowners' Equity:
   Series A Cumulative  Redeemable  Preferred Stock, $0.01 par value,
      8,000,000 shares authorized,  $200 million liquidation preference,
      8,000,000 shares issued and outstanding at June 30, 2000 and
      December 31, 1999                                                    $          80         $          80
   Series B Non-Participating Convertible Preferred Stock,
      $0.001 par and liquidation value, 40,000,000 shares
      authorized and 31,835,066 shares issued and
      outstanding at June 30, 2000 and December 31, 1999                              32                    32
   Series C Cumulative Redeemable Preferred Stock,
      $0.01 par value, 2,000,000 shares authorized, $75 million
      liquidation preference, none issued
   Series D Cumulative  Redeemable  Preferred  Stock,  $0.01 par value,
      250,000 shares authorized, $25 million liquidation preference, none issued
   Common Stock, $0.01 par value, 250,000,000 shares
      authorized,  52,616,843  and  53,281,643 issued and
      outstanding at June 30, 2000 and December 31, 1999                             526                   533
   Additional paid-in capital                                                    693,591               701,045
   Dividends in excess of net income                                            (251,502)             (219,899)
                                                                           --------------        --------------
                                                                           $     442,727         $     481,791
                                                                           -------------         -------------
                                                                           $   1,641,270         $   1,596,911
                                                                           =============         =============





                 See notes to consolidated financial statements.

                              TAUBMAN CENTERS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                        (in thousands, except share data)


                                                                                Three Months Ended June 30
                                                                                --------------------------
                                                                                2000                  1999
                                                                                ----                  ----

Income:                                                                                           (Note 1)
  Minimum rents                                                           $      35,434         $      35,285
  Percentage rents                                                                  815                   958
  Expense recoveries                                                             22,141                21,392
  Revenues from management, leasing and
   development services                                                           6,377                 5,943
  Other                                                                           5,631                 5,193
                                                                          -------------         -------------
                                                                          $      70,398         $      68,771
                                                                          -------------         -------------
Operating Expenses:
  Recoverable expenses                                                    $      19,455         $      18,957
  Other operating                                                                 7,153                11,043
  Management, leasing and development services                                    4,836                 4,464
  General and administrative                                                      4,441                 4,421
  Interest expense                                                               13,659                13,823
  Depreciation and amortization                                                  14,053                12,889
                                                                          -------------         -------------
                                                                          $      63,597         $      65,597
                                                                          -------------         -------------
Income before equity in net income of Unconsolidated
  Joint Ventures, extraordinary items, and minority and
  preferred interests                                                     $       6,801         $       3,174
Equity in net income of Unconsolidated Joint Ventures                             7,728                 9,767
                                                                          -------------         -------------
Income before extraordinary items, minority and
  preferred interests                                                     $      14,529         $      12,941
Extraordinary items (Note 3)                                                                             (301)
Minority interest:
  TRG income allocable to minority partners                                      (3,825)               (3,953)
  Distributions in excess of earnings allocable to
   minority partners                                                             (3,704)               (3,555)
TRG Series C and D preferred distributions (Note 1)                              (2,250)
                                                                          -------------          ------------
Net income                                                                $       4,750          $      5,132
Series A preferred dividends                                                     (4,150)               (4,150)
                                                                          -------------          ------------
Net income available to common shareowners                                $         600          $        982
                                                                          =============          ============

Basic and diluted earnings per common share (Note 7):
  Income before extraordinary items                                       $         .01          $        .02
                                                                          =============          ============
  Net income                                                              $         .01          $        .02
                                                                          =============          ============

Cash dividends declared per common share                                  $        .245          $        .24
                                                                          =============          ============

Weighted average number of common shares outstanding                         52,622,546            53,192,213
                                                                          =============          ============







                 See notes to consolidated financial statements.

                              TAUBMAN CENTERS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                        (in thousands, except share data)

                                                                                 Six Months Ended June 30
                                                                                --------------------------
                                                                                2000                  1999
                                                                                ----                  ----

Income:                                                                                             (Note 1)
  Minimum rents                                                           $      72,422         $      68,299
  Percentage rents                                                                1,772                 1,675
  Expense recoveries                                                             43,062                38,977
  Revenues from management, leasing and
   development services                                                          12,566                11,676
  Other                                                                          13,349                 8,307
                                                                          -------------         -------------
                                                                          $     143,171         $     128,934
                                                                          -------------         -------------
Operating Expenses:
  Recoverable expenses                                                    $      37,784         $      34,426
  Other operating                                                                16,407                19,248
  Management, leasing and development services                                    9,584                 8,855
  General and administrative                                                      9,330                 9,149
  Interest expense                                                               26,825                24,688
  Depreciation and amortization                                                  28,208                25,092
                                                                          -------------         -------------
                                                                          $     128,138         $     121,458
                                                                          -------------         -------------
Income before equity in income before extraordinary item of
  Unconsolidated Joint Ventures, extraordinary items,
  and minority and preferred interests                                    $      15,033         $       7,476
Equity in income before extraordinary item of Unconsolidated
  Joint Ventures                                                                 16,323                19,312
                                                                          -------------         -------------
Income before extraordinary items, minority and
  preferred interests                                                     $      31,356         $      26,788
Extraordinary items (Notes 2 and 3)                                              (9,288)                 (301)
Minority interest:
  TRG income allocable to minority partners                                      (5,024)               (8,362)
  Distributions in excess of earnings allocable to
   minority partners                                                            (10,033)               (6,653)
TRG Series C and D preferred distributions (Note 1)                              (4,500)
                                                                          -------------         -------------
Net income                                                                $       2,511         $      11,472
Series A preferred dividends                                                     (8,300)               (8,300)
                                                                          -------------         -------------
Net income (loss) available to common shareowners                         $      (5,789)        $       3,172
                                                                          =============         =============

Basic and diluted earnings per common share (Note 7):
  Income before extraordinary items                                       $        0.00         $        0.06
  Extraordinary items                                                             (0.11)
                                                                          -------------         -------------
  Net income (loss)                                                       $       (0.11)        $        0.06
                                                                          =============         =============

Cash dividends declared per common share                                  $         .49         $         .48
                                                                          =============         =============

Weighted average number of common shares outstanding                         52,925,868            53,104,922
                                                                          =============         =============







                 See notes to consolidated financial statements.

                              TAUBMAN CENTERS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                               Six Months Ended June 30
                                                                               -------------------------
                                                                               2000                1999
                                                                               ----                ----
Cash Flows From Operating Activities:
   Income before extraordinary items, minority and
    preferred  interests                                                 $      31,356         $      26,788
   Adjustments to reconcile income before
    extraordinary items, minority and preferred interests to net cash provided by operating activities:
      Depreciation and amortization                                             28,208                25,092
      Provision for losses on accounts receivable                                1,913                 1,508
      Amortization of deferred financing costs                                   1,795                 2,726
      Gains on sales of land                                                    (4,482)                 (850)
      Other                                                                        269                   167
      Increase  (decrease)  in cash  attributable  to  changes  in assets and liabilities:
         Receivables, deferred charges and other assets                         (9,627)               (7,145)
         Accounts payable and other liabilities                                  3,897               (11,119)
                                                                         -------------         -------------
Net Cash Provided By Operating Activities                                $      53,329         $      37,167
                                                                         -------------         -------------

Cash Flows From Investing Activities:
   Additions to properties                                               $     (76,182)        $    (119,684)
   Proceeds from sales of land                                                   5,390                   692
   Purchase of interest in Fashionmall.com, Inc.                                                      (7,417)
   Purchase of interest in MerchantWired, LLC                                   (1,944)
   Contributions to Unconsolidated Joint Ventures                               (2,816)               (8,812)
   Distributions from Unconsolidated Joint Ventures
    in excess of income before extraordinary item                                3,831                 2,865
                                                                         -------------         -------------
Net Cash Used in Investing Activities                                    $     (71,721)        $    (132,356)
                                                                         -------------         -------------

 Cash Flows From Financing Activities:
   Debt proceeds                                                         $      88,387         $     671,355
   Debt payments                                                                                    (514,301)
   Debt issuance costs                                                          (5,397)               (9,742)
   Repurchases of stock                                                         (7,461)
   GMPT Exchange                                                                                      (9,737)
   Distributions to minority and preferred interests                           (19,557)              (15,015)
   Issuance of stock pursuant to Continuing Offer                                                      3,047
   Cash dividends to common shareowners                                        (25,977)              (25,457)
   Cash dividends to Series A preferred shareowners                             (8,300)               (8,300)
                                                                         -------------          ------------
Net Cash Provided By Financing Activities                                $      21,695         $      91,850
                                                                         -------------         -------------

Net Increase (Decrease) In Cash                                          $       3,303         $      (3,339)

Cash and Cash Equivalents at Beginning of Period                                20,557                19,045
                                                                         -------------         -------------
Cash and Cash Equivalents at End of Period                               $      23,860         $      15,706
                                                                         =============         =============

     Interest on mortgage notes and other loans paid during the six months ended June 30, 2000 and 1999, net of amounts capitalized of $10,127 and $7,313, was $23,752 and $21,737, respectively. During the six months ended June 30, 2000 and 1999, non-cash additions to properties of $5,357 and $20,804 were recorded, respectively, representing accrued construction costs of new centers and development projects. Additionally, during the six months ended June 30, 2000 noncash contributions to unconsolidated joint ventures of $2,762 were made; this amount primarily consists of project costs expended prior to the creation of the joint ventures.

                 See notes to consolidated financial statements.

                              TAUBMAN CENTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        Three months ended June 30, 2000

Note 1 - Interim Financial Statements

     Taubman Centers, Inc. (the Company or TCO), a real estate investment trust, or REIT, is the managing general partner of The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG). The Operating Partnership is an operating subsidiary that engages in the ownership, management, leasing, acquisition, development, and expansion of regional retail shopping centers and interests therein. The Operating Partnership's portfolio as of June 30, 2000 includes 17 urban and suburban shopping centers in seven states. Four additional centers are under construction in Florida and Texas.

     The consolidated financial statements of the Company include all accounts of the Company, the Operating Partnership and its consolidated subsidiaries; all intercompany balances have been eliminated. Investments in entities not unilaterally controlled by ownership or contractual obligation (Unconsolidated Joint Ventures) are accounted for under the equity method.

     In September 1999 and November 1999, the Operating Partnership completed private placements of $75 million 9% Cumulative Redeemable Preferred Partnership Equity (Series C Preferred Equity) and $25 million 9% Cumulative Redeemable Preferred Partnership Equity (Series D Preferred Equity), respectively. Both the Series C and Series D Preferred Equity were purchased by institutional investors and have a fixed 9% coupon rate, no stated maturity, sinking fund, or mandatory redemption requirements. At June 30, 2000, the Operating Partnership's equity included three classes of preferred equity (Series A, C, and D) and the net equity of the partnership unitholders. Net income and distributions of the Operating Partnership are allocable first to the preferred equity interests, and the remaining amounts to the general and limited partners in the Operating
Partnership in accordance with their percentage ownership. The Series A Preferred Equity is owned by the Company and is eliminated in consolidation.

     Because the net equity of the unitholders is less than zero, the interest of the noncontrolling unitholders is presented as a zero balance in the balance sheet as of June 30, 2000 and December 31, 1999. The income allocated to the noncontrolling unitholders is equal to their share of distributions. The net equity of the Operating Partnership is less than zero because of accumulated distributions in excess of net income and not as a result of operating losses. Distributions to partners are usually greater than net income because net income includes non-cash charges for depreciation and amortization.

     The Company's ownership in the Operating Partnership at June 30, 2000 consisted of a 62.6% managing general partnership interest, as well as the Series A Preferred Equity interest. The Company's average ownership percentage in the Operating Partnership for the three months ended June 30, 2000 and 1999 was 62.6% and 62.9%. During the six months ended June 30, 2000, the Company's ownership in the Operating Partnership decreased to 62.6% due to the ongoing share buyback and unit redemption program. At June 30, the Operating Partnership had 84,451,909 units of partnership outstanding, of which the Company owned 52,616,843. Included in the total units outstanding are 348,118 units issued in connection with the 1999 acquisition of Lord Associates that currently do not receive allocations of income or distributions.

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

Note 2 - Investments in Unconsolidated Joint Ventures

     Following are the Company's investments in Unconsolidated Joint Ventures. The Operating Partnership is generally the managing general partner of these Unconsolidated Joint Ventures. The Operating Partnership's interest in each Unconsolidated Joint Venture is as follows:

                                                                                            Ownership as of
         Unconsolidated Joint Venture               Shopping Center                          June 30, 2000
        ------------------------------              ----------------                        --------------
        Arizona Mills, L.L.C.                       Arizona Mills                                37%
        Dolphin Mall Associates                     Dolphin Mall                                 50
           Limited Partnership                      (under construction)
        Fairfax Company of Virginia L.L.C.          Fair Oaks                                    50
        Forbes Taubman Orlando, L.L.C.              The Mall at Millenia                         50
                                                    (under development)
        Lakeside Mall Limited Partnership           Lakeside                                     50  (see below)
        MerchantWired, LLC                                                                       6.5
        Rich-Taubman Associates                     Stamford Town Center                         50
        Tampa Westshore Associates                  International Plaza                          26
           Limited Partnership                      (under construction)
        Taubman-Cherry Creek                        Cherry Creek                                 50
           Limited Partnership
        Twelve Oaks Mall Limited Partnership        Twelve Oaks Mall                             50  (see below)
        West Farms Associates                       Westfarms                                    79
        Woodland                                    Woodland                                     50

     In January 2000, the Company agreed to split the ownership with its current joint venture partner in two Unconsolidated Joint Ventures. Under the terms of the agreement, expected to be completed in 2000, the Operating Partnership will become the 100 percent owner of Twelve Oaks and the current joint venture partner will become the 100 percent owner of Lakeside. Both properties will remain subject to the existing mortgage debt ($50 million and $88 million at Twelve Oaks and Lakeside, respectively.) The transaction will result in a net payment to the joint venture partner of approximately $25.5 million in cash. The payment will be funded by the joint venture's new $100 million facility, which is secured by the 99% limited partnership interest in Twelve Oaks and guaranteed by the Operating Partnership. As part of the transaction, the Operating Partnership will acquire Twelve Oaks subject to the $100 million facility. The facility bears interest at LIBOR plus 1.10% and matures in October 2001. The transaction will be accounted for as a purchase. The Operating Partnership will continue to manage Twelve Oaks, while the joint venture partner assumed management responsibility for Lakeside in anticipation of the closing.

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

     In April 2000, the Company entered into an agreement to develop The Mall at Millenia in Orlando, Florida. This 1.2 million square foot center is expected to open in 2002. Construction is expected to begin in late 2000.

     In May 2000, the Company entered into an agreement to acquire an approximately 6.5% interest in MerchantWired, LLC, a service company providing internet and network infrastructure to shopping centers and retailers. As of June 30, 2000, the Company had invested approximately $2 million in the new venture. The Company's investment in MerchantWired is accounted for under the equity method.

                              TAUBMAN CENTERS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


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

                              TAUBMAN CENTERS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


     Combined balance sheet and results of operations information are presented below (in thousands) for all Unconsolidated Joint Ventures (excluding the Company's investment in MerchantWired, LLC), followed by the Operating Partnership's beneficial interest in the combined information. Beneficial interest is calculated based on the Operating Partnership's ownership interest in each of the Unconsolidated Joint Ventures. Amounts for the three and six months ended June 30, 1999 have been restated for the change in accounting method for percentage rent (Note 1).

                                                                                June 30            December 31
                                                                                -------            -----------
                                                                                 2000                 1999
                                                                                 ----                 ----
Assets:
  Properties, net                                                          $     803,193         $     724,846
  Other assets                                                                    79,607                91,820
                                                                           -------------         -------------
                                                                           $     882,800         $     816,666
                                                                           =============         =============
Liabilities and partners' accumulated deficiency in assets:
  Debt                                                                     $     992,052         $     895,163
  Capital lease obligations                                                        2,686                 3,664
  Other liabilities                                                               43,354                53,825
  TRG's accumulated deficiency in assets                                         (85,933)              (74,749)
  Unconsolidated Joint Venture Partners'
    accumulated deficiency in assets                                             (69,359)              (61,237)
                                                                           --------------        --------------
                                                                           $     882,800         $     816,666
                                                                           =============         =============

TRG's accumulated deficiency in assets (above)                             $     (85,933)        $     (74,749)
TRG basis adjustments, including elimination of intercompany profit                8,136                 2,205
TCO's additional basis                                                           195,501               197,789
Investment in MechantWired, LLC                                                    1,944
                                                                           -------------         -------------
Investment in Unconsolidated Joint Ventures                                $     119,648         $     125,245
                                                                           =============         =============

                                                         Three Months Ended                Six Months Ended
                                                               June 30                          June 30
                                                         ------------------                ----------------
                                                         2000            1999               2000           1999
                                                         ----            ----               ----           ----
Revenues                                             $    61,555      $    61,689       $   123,734     $   121,835
                                                     -----------      -----------       -----------     -----------
Recoverable and other operating expenses             $    21,622      $    21,656       $    43,890     $    42,594
Interest expense                                          17,069           15,155            33,919          30,447
Depreciation and amortization                              8,168            7,669            16,341          14,930
                                                     -----------      -----------       -----------     -----------
Total operating costs                                $    46,859      $    44,480       $    94,150     $    87,971
                                                     -----------      -----------       -----------     -----------
Income before extraordinary item                     $    14,696      $    17,209       $    29,584     $    33,864
Extraordinary item                                                                           18,576
                                                     -----------      -----------       -----------     -----------
Net income                                           $    14,696      $    17,209       $    11,008     $    33,864
                                                     ===========      ===========       ===========     ===========

Net income allocable to TRG                          $     7,448      $     9,613       $     5,882     $    19,075
Extraordinary item allocable to TRG                                                           9,288
Realized intercompany profit                               1,424            1,336             3,441           2,601
Depreciation of TCO's additional basis                    (1,144)          (1,182)           (2,288)         (2,364)
                                                     ------------     ------------      ------------    ------------
Equity in income before extraordinary item
  of Unconsolidated Joint Ventures                   $     7,728      $     9,767       $    16,323     $    19,312
                                                     ===========      ===========       ===========     ===========

Beneficial interest in Unconsolidated
  Joint Ventures' operations:
    Revenues less recoverable and other
      operating expenses                             $    22,215      $    23,108       $    45,108     $    45,881
    Interest expense                                      (9,126)          (8,189)          (18,164)        (16,432)
    Depreciation and amortization                         (5,361)          (5,152)          (10,621)        (10,137)
                                                     ------------     ------------      ------------    ------------
    Income before extraordinary item                 $     7,728      $     9,767       $    16,323     $    19,312
                                                     ===========      ===========       ===========     ===========


                              TAUBMAN CENTERS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 3 - Beneficial Interest in Debt and Interest Expense

     In January 2000, the 50% owned Unconsolidated Joint Venture that owns Stamford Town Center completed a $76 million secured financing (Note 2). Also, in January 2000, the Company finalized an agreement that securitized the $40 million bank line of credit. The line's maturity has been extended to August 2001.

     In April 2000, the Operating Partnership's guaranty of principal and interest on the MacArthur Center loan was reduced to 50%. The outstanding balance on this loan was $120.0 million at June 30, 2000.

     In June 2000, the Company closed on a $220 million construction facility for The Shops at Willow Bend. The facility bears interest at LIBOR plus 1.85% and matures in June 2003, with two one-year extension options. The rate may be reduced once certain center performance and valuation criteria are met. The balance outstanding was $36.6 million at June 30, 2000. The loan is capped at 7.15% plus credit spread on a notional amount of $35 million at June 30, 2000, accreting $7 million a month up to $147 million. The cap expires in June 2003.

     During the six months ended June 30, 2000 and 1999, the Operating Partnership recognized extraordinary charges related to the extinguishment of debt.

     The Operating Partnership's beneficial interest in the debt, capital lease obligations, capitalized interest, and interest expense of its consolidated subsidiaries and its Unconsolidated Joint Ventures is summarized in the following table. The Operating Partnership's beneficial interest excludes debt and interest relating to the minority interest in Great Lakes Crossing (the original 20% minority interest was reduced to 15% in December 1999) and the 30% minority interest in MacArthur Center.

                                          Unconsolidated           Share
                                               Joint          of Unconsolidated     Consolidated       Beneficial
                                             Ventures          Joint Ventures       Subsidiaries        Interest
                                          --------------      -----------------     ------------       ----------
Debt as of:
   June 30, 2000                               $   992,052       $   515,792      $     974,948     $    1,429,241
   December 31, 1999                               895,163           473,726            886,561          1,300,224

Capital lease obligations:
   June 30, 2000                               $     2,686       $     1,487      $         436     $        1,858
   December 31, 1999                                 3,664             2,018                469              2,418

Capitalized interest:
   Six months ended June 30, 2000              $     4,607       $     2,081      $      10,127     $       12,209
   Six months ended June 30, 1999                      713               356              7,313              7,669

Interest expense
 (Net of capitalized interest):
   Six months ended June 30, 2000              $    33,919       $    18,164      $      26,825     $       42,530
   Six months ended June 30, 1999                   30,447            16,432             24,688             39,935

Note 4 - Incentive Option Plan

     The Operating Partnership has an incentive option plan for employees of the Manager. Currently, options for 7.7 million Operating Partnership units may be issued under the plan, substantially all of which have been issued. Incentive options generally become exercisable to the extent of one-third of the units on each of the third, fourth, and fifth anniversaries of the date of grant. Options expire ten years from the date of grant. The Operating Partnership's units issued in connection with the incentive option plan are exchangeable for shares of the Company's common stock under the Continuing Offer. There were no options exercised during the six months ended June 30, 2000. During the six months ended June 30, 1999, options for 281,789 units were exercised at weighted average exercise prices of $10.80 per unit. There were options for 250,000 units granted at $11.25 per unit and no options were cancelled during the six months ended June 30, 2000. There were options for 1,000,000 units granted at $12.25 per unit and 87,568 units cancelled at a weighted average price of $12.95 per unit during the six months ended June 30, 1999. As of June 30, 2000, there were vested options for 6.9 million units with a weighted exercise price of $11.27 per unit and outstanding options (including unvested options) for a total of 7.7 million units with a weighted average exercise price of $11.35 per unit.

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

     Based on a market value at June 30, 2000 of $11.00 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $265.4 million. The purchase of these interests at June 30, 2000 would have resulted in the Company owning an additional 29% interest in the Operating Partnership.

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

Note 6 -Common and Preferred Stock

     In March 2000, the Company's Board of Directors authorized the purchase of up to $50 million of the Company's common stock in the open market. The stock may be purchased from time to time as market conditions warrant. For each share of the Company's stock repurchased, an equal number of the Company's Operating Partnership units are redeemed. As of June 30, 2000, the Company had purchased and the Operating Partnership had redeemed 664,800 shares and units for approximately $7.5 million. Existing lines of credit provided funding for the purchases.

     In May 2000, the Company's Restated Articles of Incorporation were amended to increase the number of authorized preferred shares from 50 million to 250 million. The number of authorized shares of Series C Cumulative Redeemable Preferred Stock was increased from one million to two million. The remainder of the increase is available for future issuances of preferred stock.

                              TAUBMAN CENTERS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 7 - Earnings Per Share

     Basic earnings per common share are calculated by dividing earnings available to common shareowners by the average number of common shares outstanding during each period. For diluted earnings per common share, the Company's ownership interest in the Operating Partnership (and therefore earnings) are adjusted assuming the exercise of all options for units of partnership interest under the Operating Partnership's incentive option plan having exercise prices less than the average market value of the units using the treasury stock method. For the three months ended June 30, 2000 and 1999, options for 2.0 million and 0.2 million units of partnership interest with average exercise price of $12.46 and $13.89 per unit were excluded from the computation of diluted earnings per unit because the exercise prices were greater than the average market price for the period calculated. For the six months ended June 30, 2000 and 1999, options for 2.0 million and 0.3 million units of partnership interest with average exercise price of $12.46 and $13.74 per unit were excluded from the computation of diluted earnings per unit because the exercise prices were greater than average market price for the period calculated.

                                                                  Three Months                  Six Months
                                                                  Ended June 30                Ended June 30
                                                             ----------------------         --------------------
                                                               2000           1999           2000          1999
                                                               ----           ----           ----          ----
                                                                        (in thousands, except share data)
Income  (loss)  before  extraordinary  items  allocable
 to  common  shareowners (Numerator):
   Net income (loss) available to common
     shareowners                                           $        600  $        982   $     (5,789)  $      3,172
   Common shareowners' share of extraordinary items                               189          5,823            189
                                                           ------------  ------------   ------------   ------------
   Basic income before extraordinary items                 $        600  $      1,171   $         34   $      3,361
   Effect of dilutive options                                       (34)         (274)           (71)          (344)
                                                           ------------  ------------   ------------   ------------
   Diluted income (loss) before extraordinary items        $        566  $        897   $        (37)  $      3,017
                                                           ============  ============   =============  ============

Shares (Denominator) - basic and diluted                     52,622,546    53,192,213     52,925,868     53,104,922
                                                           ============  ============   ============   ============
Income (loss) before extraordinary items
  per common share - basic and diluted                     $       0.01  $       0.02   $       0.00   $       0.06
                                                           ============  ============   ============   ============


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

     The following table summarizes certain quarterly operating data for 1999 and the first and second quarters of 2000. Quarterly revenues and percentage rent information for 1999 have been restated for the change in accounting method for percentage rent.

                            1st           2nd          3rd          4th                       1st          2nd
                          Quarter       Quarter      Quarter      Quarter       Total       Quarter      Quarter
                           1999          1999         1999         1999         1999         2000         2000
                      ----------------------------------------------------------------------------------------
                                                                    (in thousands)

Mall tenant sales        $533,730     $ 598,956    $ 610,520    $ 952,439    $2,695,645  $  589,996     $628,999
Revenues                  117,485       127,669      125,140      139,327       509,621     132,331      130,923
Occupancy:
   Average                    88.5%         88.1%        88.9%        90.3%         89.0%       88.8%        88.1%
   Ending                     87.5%         88.0%        89.5%        90.4%         90.4%       88.5%        88.1%
Leased Space                  91.3%         91.7%        92.8%        92.1%         92.1%       91.4%        90.5%


     Because the seasonality of sales contrasts with the generally fixed nature of minimum rents and recoveries, mall tenant occupancy costs (the sum of minimum rents, percentage rents and expense recoveries) relative to sales are considerably higher in the first three quarters than they are in the fourth quarter. The following table summarizes occupancy costs, excluding utilities, for mall tenants as a percentage of sales for 1999 and the first and second quarters of 2000:

                            1st           2nd          3rd          4th                       1st          2nd
                          Quarter       Quarter      Quarter      Quarter       Total       Quarter      Quarter
                           1999          1999         1999         1999         1999         2000         2000
                      ----------------------------------------------------------------------------------------
Minimum Rents                 11.8%        10.8%         10.7%         7.2%         9.7%        11.3%       10.6%
Percentage Rents               0.2          0.1           0.1          0.5          0.2          0.3         0.1
Expense Recoveries             4.6          4.9           4.5          3.4          4.3          4.8         4.7
                              ----         ----          ----         ----         ----         ----        ----
Mall tenant occupancy costs   16.6%        15.8%         15.3%        11.1%        14.2%        16.4%       15.4%
                              ====         ====          ====         ====         ====         ====        ====

Rental Rates

     Average base rent per square foot for all mall tenants at the 11 centers owned and open for at least five years was $43.97 for the twelve months ended June 30, 2000, compared to $42.71 for the twelve months ended June 30, 1999. The 1999 amount has been restated to include the comparable centers. As leases have expired in the shopping centers, the Company has generally been able to rent the available space, either to the existing tenant or a new tenant, at rental rates that are higher than those of the expired leases. In a period of increasing sales, rents on new leases will tend to rise as tenants' expectations of future growth become more optimistic. In periods of slower growth or declining sales, rents on new leases will grow more slowly or will decline for the opposite reason. However, center revenues increase as older leases roll over or are terminated early and replaced with new leases negotiated at current rental rates that are usually higher than the average rates for existing leases.

Results of Operations

     The following represent significant debt, equity, and other transactions which affected the operating results described under Comparison of Three Months Ended June 30, 2000 to the Three Months Ended June 30, 1999 and Comparison of Six Months Ended June 30, 2000 to the Six Months Ended June 30, 1999.

     In May 2000, the Company entered into an agreement to acquire an approximately 6.5% interest in MerchantWired, LLC, a service company providing internet and network infrastructure to shopping centers and retailers. The Company's investment in MerchantWired is accounted for under the equity method. The Company's share of projected losses is expected to reduce income per share by approximately 1.3 cents in 2000 and 2001. In addition, the Company will incur carrying costs on the investment, which was approximately $2 million at June 30, 2000, and is expected to increase to approximately $5 million by the end of January 2001.

     In January 2000, the 50% owned Unconsolidated Joint Venture that owns Stamford Town Center completed a $76 million secured financing. The financing bears interest at a rate of one-month LIBOR plus 0.8% and matures in 2002. The loan may be extended until August 2004. The rate is capped at 8.2% plus credit spread for the term of the loan. The proceeds were used to repay the $54 million participating mortgage, the $18.3 million prepayment premium, and accrued interest and transaction costs. The Unconsolidated Joint Venture recognized an extraordinary charge of $18.6 million, which consisted primarily of the prepayment premium. The Operating Partnership's share of the extraordinary charge was $9.3 million.

     In January 2000, the Company agreed to split the ownership with its current joint venture partner in two Unconsolidated Joint Ventures. Under the terms of the agreement, expected to be completed in 2000, the Operating Partnership will become the 100 percent owner of Twelve Oaks and the current joint venture partner will become the 100 percent owner of Lakeside. Both properties will remain subject to the existing mortgage debt ($50 million and $88 million at Twelve Oaks and Lakeside, respectively.) The transaction will result in a net payment to the joint venture partner of approximately $25.5 million in cash. The payment will be funded by the joint venture's new $100 million facility, which is secured by the 99% limited partnership interest in Twelve Oaks and guaranteed by the Operating Partnership. As part of the transaction, the Operating Partnership will acquire Twelve Oaks subject to the $100 million facility. The facility bears interest at LIBOR plus 1.10% and matures in October 2001. The transaction will be accounted for as a purchase. The Operating Partnership will continue to manage Twelve Oaks, while the joint venture partner assumed management responsibility for Lakeside in anticipation of the closing.

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

Presentation of Operating Results

     The following tables contain the combined operating results of the Company's Consolidated Businesses and the Unconsolidated Joint Ventures. Income allocated to the noncontrolling partners of the Operating Partnership and preferred interests is deducted to arrive at the results allocable to the
Company's common shareowners. Because the net equity of the Operating Partnership is less than zero, the income allocated to the noncontrolling partners is equal to their share of distributions. The net equity of these minority partners is less than zero due to accumulated distributions in excess of net income and not as a result of operating losses. Distributions to partners are usually greater than net income because net income includes non-cash charges for depreciation and amortization. The Company's average ownership percentage of the Operating Partnership was approximately 63% for all periods presented.

  Comparison of the Three Months Ended June 30, 2000 to the Three Months Ended
                                 June 30, 1999

     The following table sets forth operating results for the three months ended June 30, 2000 and June 30, 1999, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

------------------------------------------------------------------------------------------------------------------------------------
                                           Three Months Ended June 30, 2000                    Three Months Ended June 30, 1999 (1)
------------------------------------------------------------------------------------------------------------------------------------

                                                    UNCONSOLIDATED                                    UNCONSOLIDATED
                                    CONSOLIDATED       JOINT                        CONSOLIDATED          JOINT
                                    BUSINESSES(2)     VENTURES(3)       TOTAL        BUSINESSES(2)      VENTURES(3)       TOTAL
------------------------------------------------------------------------------------------------------------------------------------
                                                                       (in millions of dollars)

REVENUES:
 Minimum rents                          34.7            39.6            74.3          33.5               38.7               72.2
 Percentage rents                        0.8             0.2             1.0           0.7                0.6                1.3
 Expense recoveries                     21.9            20.3            42.2          20.7               20.8               41.5
 Management, leasing and
  development                            6.4                             6.4           5.9                                   5.9
 Other                                   5.6             1.5             7.1           5.1                1.6                6.7
                                        ----            ----            ----          ----               ----               ----
Total revenues                          69.4            61.6           130.9          66.0               61.7              127.7

OPERATING COSTS:
 Recoverable expenses                   19.0            17.0            36.0          17.9               16.9               34.8
 Other operating                         6.4             3.5             9.9           9.2                3.4               12.6
 Management, leasing and
  development                            4.8                             4.8           4.5                                   4.5
 General and administrative              4.4                             4.4           4.4                                   4.4
 Interest expense                       13.7            17.1            30.8          13.8               15.2               29.1
 Depreciation and amortization (4)      13.7             8.0            21.7          12.8                7.5               20.3
                                        ----            ----            ----          ----               ----               ----
Total operating costs                   62.1            45.6           107.6          62.7               43.0              105.7
Net results of Memorial City (2)        (0.5)                           (0.5)         (0.2)                                 (0.2)
                                        ----            ----            ----          ----               ----               ----
                                         6.8            15.9            22.7           3.2               18.6               21.8
                                                        ====            ====                             ====               ====

Equity in net income of
 Unconsolidated Joint Ventures (4)       7.7                                           9.8
                                        ----                                          ----
Income before extraordinary items
 and minority and preferred interests   14.5                                          12.9
Extraordinary items                                                                   (0.3)
TRG preferred distributions             (2.3)
Minority share of income                (3.8)                                         (4.0)
Distributions in excess of minority
 share of income                        (3.7)                                         (3.6)
                                        ----                                          ----
Net income                               4.8                                           5.1
Series A preferred dividends            (4.2)                                         (4.2)
                                        ----                                          ----
Net income available to
  common  shareowners                    0.6                                           1.0
                                        ====                                          ====

SUPPLEMENTAL INFORMATION (5):
 EBITDA - 100%                          34.5            41.0            75.5          29.9               41.4               71.3
 EBITDA - outside partners'share        (1.9)          (18.8)          (20.7)         (1.1)             (18.3)             (19.3)
                                        ----            ----            ----          ----              -----               ----
 EBITDA contribution                    32.6            22.2            54.8          28.8               23.1               51.9
 Beneficial Interest Expense           (12.4)           (9.1)          (21.5)        (12.8)              (8.2)             (20.9)
 Non-real estate depreciation           (0.7)                           (0.7)         (0.6)                                 (0.6)
 Preferred dividends and
  distributions                         (6.4)                           (6.4)         (4.2)                                 (4.2)
                                        ----            ----            ----          ----               ----               ----
 Funds from Operations contribution     13.1            13.1            26.2          11.3               14.9               26.2
                                        ====            ====            ====          ====               ====               ====


(1) The results have been restated to reflect the adoption of Staff Accounting Bulletin 101.
(2) The results of operations of Memorial City are presented net in this table. The Operating Partnership terminated its Memorial City lease on April 30, 2000.
(3) With the exception of the Supplemental Information, amounts represent 100% of the Unconsolidated Joint Ventures. Amounts are net of intercompany profits.
(4) Amortization of the Company's additional basis in the Operating Partnership included in equity in net income of Unconsolidated Joint Ventures was $1.1 million and $1.2 million in 2000 and 1999, respectively. Also, amortization of the additional basis included in depreciation and amortization was $0.9 million and $1.0 million in 2000 and 1999, respectively.
(5) EBITDA represents earnings before interest and depreciation and amortization. Funds from Operations is defined and discussed in Liquidity and Capital Resources.
(6)  Amounts in the table may not add due to rounding.

Consolidated Businesses

     Total revenues for the three months ended June 30, 2000 were $69.4 million, a 5.2% increase over the comparable period in 1999. Minimum rent increased $1.2 million primarily due to increased occupancy at MacArthur Center and tenant rollovers. Expense recoveries increased primarily due to the new center. Other revenue increased primarily due to an increase in interest income offset by decreases in lease cancellation revenue and gains on sales of peripheral land.

     Total operating costs were $62.1 million, a 1.0% decrease over the comparable period in 1999. Recoverable expenses and depreciation and amortization increased primarily due to MacArthur Center. Other operating expense decreased primarily due to a decrease in the charge to operations for costs of unsuccessful and potentially unsuccessful pre-development activities. Interest expense decreased primarily due to a reduction in interest expense on debt paid down with the proceeds of the preferred equity offerings, offset by an increase due to higher interest rates.

Unconsolidated Joint Ventures

     Total revenues for the three months ended June 30, 2000 were $61.6 million, a 0.2% decrease from the comparable period of 1999. Minimum rents primarily increased due to tenant rollovers.

     Total operating costs increased by $2.6 million to $45.6 million for the three months ended June 30, 2000. Interest expense increased primarily due to the additional debt at Cherry Creek as well as increases in interest rates.

     As a result of the foregoing, net income of the Unconsolidated Joint Ventures decreased by 14.5% to $15.9 million. The Company's equity in net income of the Unconsolidated Joint Ventures was $7.7 million, a 21.4% decrease from the comparable period in 1999.

Net Income

     As a result of the foregoing, the Company's income before extraordinary items and minority and preferred interests increased 12.4% to $14.5 million for the three months ended June 30, 2000. Distributions of $2.3 million to the Operating Partnership's Series C and D Preferred Equity owners were made in 2000. After payment of $4.2 million in Series A preferred dividends, net income available to common shareowners for 2000 was $0.6 million compared to $1.0 million in 1999.

    Comparison of the Six Months Ended June 30, 2000 to the Six Months Ended
                                 June 30, 1999

     The following table sets forth operating results for the six months ended June 30, 2000 and June 30, 1999, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

------------------------------------------------------------------------------------------------------------------------------------
                                            Six Months Ended June 30, 2000                      Six Months Ended June 30, 1999 (1)
------------------------------------------------------------------------------------------------------------------------------------

                                                   UNCONSOLIDATED                                       UNCONSOLIDATED
                                   CONSOLIDATED        JOINT                          CONSOLIDATED          JOINT
                                   BUSINESSES(2)      VENTURES(3)        TOTAL        BUSINESSES(2)        VENTURES(3)     TOTAL
------------------------------------------------------------------------------------------------------------------------------------
                                                                      (in millions of dollars)

REVENUES:
 Minimum rents                          69.8             78.9            148.7          64.5              77.3              141.8
 Percentage rents                        1.8              1.0              2.8           1.5               0.9                2.4
 Expense recoveries                     42.1             41.0             83.1          37.5              40.3               77.8
 Management, leasing and
  development                           12.6                              12.6          11.7                                 11.7
 Other                                  13.3              2.8             16.0           8.1               3.3               11.4
                                        ----              ---             ----       -------              ----               ----
Total revenues                         139.5            123.7            263.3         123.3             121.8              245.2

OPERATING COSTS:
 Recoverable expenses                   36.2             33.7             69.9          32.3              33.1               65.4
 Other operating                        13.7              7.4             21.1          15.3               6.6               21.9
 Management, leasing and
  development                            9.6                               9.6           8.9                                  8.9
 General and administrative              9.3                               9.3           9.1                                  9.1
 Interest expense                       26.8             34.1             60.9          24.7              30.6               55.3
 Depreciation and amortization (4)      27.2             15.8             43.0          24.9              14.7               39.6
                                        ----             ----             ----        ------              ----               ----
Total operating costs                  122.9             91.0            213.9         115.2              85.0              200.3
Net results of Memorial City (2)        (1.6)                             (1.6)         (0.6)                                (0.6)
                                        ----             ----             ----          ----              ----               ----
                                        15.0             32.8             47.8           7.5              36.8               44.3
                                                         ====             ====                            ====               ====

Equity in income before
 extraordinary item of
 Unconsolidated Joint Ventures (4)      16.3                                            19.3
                                        ----                                            ----
Income before extraordinary items
 and minority and preferred interests   31.4                                            26.8
Extraordinary items                     (9.3)                                           (0.3)
TRG preferred distributions             (4.5)
Minority share of income                (5.0)                                           (8.4)
Distributions in excess of minority
 share of income                       (10.0)                                           (6.7)
                                        ----                                            ----
Net income                               2.5                                            11.5
Series A preferred dividends            (8.3)                                           (8.3)
                                        ----                                            ----
Net income (loss) available to
 common  shareowners                    (5.8)                                            3.2
                                        ====                                            ====

SUPPLEMENTAL INFORMATION (5):
 EBITDA - 100%                          70.1             82.7            152.8          57.3              82.1              139.4
 EBITDA - outside partners'share        (4.2)           (37.6)           (41.8)         (1.2)            (36.2)             (37.4)
                                        ----             ----             ----          ----              ----               ----
 EBITDA contribution                    65.9             45.1            111.0          56.1              45.9              102.0
 Beneficial Interest Expense           (24.4)           (18.2)           (42.5)        (23.5)            (16.4)             (39.9)
 Non-real estate depreciation           (1.5)                             (1.5)         (1.2)                                (1.2)
 Preferred dividends and
  distributions                        (12.8)                            (12.8)         (8.3)                                (8.3)
                                        ----             ----             ----          ----              ----               ----
 Funds from Operations contribution     27.2             26.9             54.2          23.0              29.4               52.5
                                        ====             ====             ====          ====              ====               ====

(1) The results have been restated to reflect the adoption of Staff Accounting Bulletin 101.
(2) The results of operations of Memorial City are presented net in this table. The Operating Partnership terminated its Memorial City lease on April 30, 2000.
(3) With the exception of the Supplemental Information, amounts represent 100% of the Unconsolidated Joint Ventures. Amounts are net of intercompany profits.
(4) Amortization of the Company's additional basis in the Operating Partnership included in equity in income before extraordinary item of Unconsolidated Joint Ventures was $2.3 million and $2.4 million in 2000 and 1999, respectively. Also, amortization of the additional basis included in depreciation and amortization was $1.9 million and $2.0 million in 2000 and 1999, respectively.
(5) EBITDA represents earnings before interest and depreciation and amortization. Funds from Operations is defined and discussed in Liquidity and Capital Resources.
(6)  Amounts in the table may not add due to rounding.

Consolidated Businesses

     Total revenues for the six months ended June 30, 2000 were $139.5 million, a 13.1% increase over the comparable period in 1999. Minimum rents increased $5.3 million of which $4.1 million was due to the opening of MacArthur Center. Minimum rents also increased due to tenant rollovers. Expense recoveries increased primarily due to MacArthur Center. Other revenue increased primarily due to increases in gains on sales of peripheral land and interest income, partially offset by a decrease in lease cancellation revenue.

     Total operating costs increased $7.7 million to $122.9 million, a 6.7% increase over the comparable period in 1999. Recoverable expenses and depreciation and amortization increased primarily due to MacArthur Center. Other operating expense decreased primarily due to a decrease in the charge to operations for costs of unsuccessful and potentially unsuccessful pre-development activities partially offset by MacArthur Center, the Lord Associates transaction, and increases in bad debt expense. Interest expense increased primarily due to an increase in interest rates and borrowings, in addition to a decrease in capitalized interest upon opening of MacArthur Center. These increases were offset by a reduction in interest expense on debt paid down with the proceeds of the preferred equity offerings.

Unconsolidated Joint Ventures

     Total revenues for the six months ended June 30, 2000 were $123.7 million, a 1.6% increase from the comparable period of 1999. Minimum rents primarily increased due to tenant rollovers. Other revenue decreased primarily due to decreases in lease cancellation revenue, partially offset by increases in interest income.

     Total operating costs increased by $6.0 million to $91.0 million for the six months ended June 30, 2000. Interest expense increased primarily due to the additional debt at Cherry Creek as well as increases in interest rates.

     As a result of the foregoing, income before extraordinary item of the Unconsolidated Joint Ventures decreased 10.9% to $32.8 million. The Company's equity in income before extraordinary item of the Unconsolidated Joint Ventures was $16.3 million, a 15.5% decrease from the comparable period in 1999.

Net Income

     As a result of the foregoing, the Company's income before extraordinary items and minority and preferred interests increased 17.2% to $31.4 million for the six months ended June 30, 2000. During 2000, an extraordinary charge of $9.3 million was recognized related to the refinancing of the debt on Stamford Town Center. Distributions of $4.5 million to the Operating Partnership's Series C and D Preferred Equity owners were made in 2000. After payment of $8.3 million in Series A preferred dividends, net income (loss) available to common shareowners for 2000 was $(5.8) million compared to $3.2 million in 1999.

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

     As of June 30, 2000, the Company had a consolidated cash balance of $23.9 million. Additionally, the Company has a secured $200 million line of credit. This line had $123.0 million of borrowings as of June 30, 2000 and expires in September 2001. The Company also has available a second secured bank line of credit of up to $40 million. The line had $4.7 million of borrowings as of June 30, 2000 and expires in August 2001.

Debt and Equity Transactions

     Discussion of significant debt and equity transactions occurring in the six months ended June 30, 2000 is contained in the Results of Operations. In addition to the transactions described therein, in June 2000, the Operating Partnership closed on a $220 million three-year construction facility for The Shops at Willow Bend. The rate on the loan is LIBOR plus 1.85 percent. The loan has two, one-year extension options. Additionally, the Operating Partnership acquired a 6.5% interest in MerchantWired, LLC, a service company providing internet and network infrastructure to shopping centers and mall tenants. The Operating Partnership's investment in MerchantWired will be approximately $5 million by 2001.

     In March 2000, the Company's Board of Directors authorized the purchase of up to $50 million of the Company's common stock in the open market. The stock may be purchased from time to time as market conditions warrant.

Summary of Investing Activities

     Net cash used in investing activities was $71.7 million in 2000 compared to $132.4 million in 1999. Cash used in investing activities was impacted by the timing of capital expenditures, with outflows in 2000 and 1999 for the construction of MacArthur Center, Great Lakes Crossing, International Plaza, The Mall at Wellington Green, The Shops at Willow Bend, as well as other development activities and other capital items. Proceeds from sales of peripheral land were $5.4 million, an increase of $4.7 million from 1999. In 2000, the initial investment in MerchantWired was made, while in 1999, $7.4 million was invested in Fashionmall.com, Inc. Contributions to Unconsolidated Joint Ventures were $2.8 million in 2000 and $8.8 million in 1999, primarily representing funding for expansion activities. Distributions received from joint ventures were consistent in both periods.

Summary of Financing Activities

     Financing activities contributed cash of $21.7 million, a decrease of $70.2 million from the $91.9 million in 1999. Borrowings net of repayments and issuance costs decreased by $64.3 million to $83.0 million in 2000 due to the timing of construction expenditures. Stock repurchases of $7.5 million in 2000 were made in connection with the ongoing stock repurchase program. Distributions to minority and preferred interests increased by $4.5 million due to the September and November 1999 issuances of the Series C and Series D preferred equity.

Beneficial Interest in Debt

     At June 30, 2000, the Operating Partnership's debt and its beneficial interest in the debt of its Consolidated and Unconsolidated Joint Ventures totaled $1,429.2 million. As shown in the following table, $7.5 million of this debt was floating rate debt that remained unhedged at June 30, 2000. Interest rates shown do not include amortization of debt issuance costs and interest rate hedging costs. These items are reported as interest expense in the results of operations. In the aggregate, these costs added 0.49% to the effective rate of interest on beneficial interest in debt at June 30, 2000. Included in beneficial interest in debt is debt used to fund development and expansion costs. Beneficial interest in assets on which interest is being capitalized totaled $356.8 million as of June 30, 2000. Beneficial interest in capitalized interest was $6.8 million and $12.2 million for the three and six months ended June 30, 2000.

                                                                    Beneficial Interest in Debt
                                                     ------------------------------------------------------------
                                                        Amount     Interest     LIBOR      Frequency       LIBOR
                                                     (in millions   Rate at      Cap        of Rate         at
                                                      of dollars)   6/30/00      Rate        Resets       6/30/00
                                                      -----------   -------     ------      -------       -------

Total beneficial interest in fixed rate debt             $835.2      7.52% (1)
Floating rate debt hedged via interest rate caps:
     Through August 2000                                  144.5(2)   7.51        6.00%    Monthly           6.64%
     Through October 2000                                  84.0      7.85        6.50     Monthly           6.64
     Through December 2000                                100.0(3)   7.59 (1)    7.00     Monthly           6.64
     Through October 2001                                  25.0      7.10        8.55     Monthly           6.64
     Through January 2002                                  53.4      7.94 (1)    9.50     Monthly           6.64
     Through July 2002                                     43.4      7.66        6.50     Monthly           6.64
     Through August 2002                                   38.0      7.45        8.20     Monthly           6.64
     Through September 2002                                50.0(4)   8.29 (1)(5) 7.00     Monthly           6.64
     Through October 2002                                  13.2(6)   8.14 (1)    7.10     Monthly           6.64
     Through June 2003                                     35.0(7)   8.50        7.15     Monthly           6.64
   Other floating rate debt                                 7.5      7.59 (1)
                                                            ---

Total beneficial interest in debt                      $1,429.2      7.61 (1)
                                                       ========

(1)  Denotes weighted average interest rate.
(2) This debt is additionally hedged via an interest rate cap for the period September 2000 through March 2002 at a one-month LIBOR cap rate of 7.25%.
(3) This debt is additionally hedged via an interest rate cap for the period December 2000 through March 2002 at a one-month LIBOR cap rate of 7.25%.
(4) The notional amount on the cap, which hedges a construction facility, increases to $75 million in September 2000 and to $100 million in February 2001.
(5)  This cap has an embedded swap with a rate of 5.15% when LIBOR is below 6%.
(6) This construction debt is additionally hedged with a $50 million notional amount interest rate cap for the period November 2000 through October 2002 at a one-month LIBOR cap rate of 7.1%.
(7) The notional amount on the cap, which hedges a construction facility, accretes $7 million a month until it reaches $147 million.
(8) Two caps were purchased to hedge an anticipated construction facility. One is a 7.0% cap with a notional amount of $70 million for the period October 2000 through September 2003. The second is a 7.25% cap beginning at a notional amount of $6 million in January 2001 and accreting $6 million per month up to $70 million. This cap also expires September 2003.

Sensitivity Analysis

     The Company has exposure to interest rate risk on its debt obligations and interest rate instruments. Based on the Operating Partnership's beneficial interest in debt and interest rates in effect at June 30, 2000, a one percent increase in interest rates on floating rate debt would decrease annual cash flows by approximately $2.2 million and, due to the effect of capitalized interest, annual earnings by approximately $1.6 million. A one percent decrease in interest rates on floating rate debt would increase annual cash flows and earnings by approximately $5.0 million and $3.3 million, respectively. Based on the Company's consolidated debt and interest rates in effect at June 30, 2000, a one percent increase in interest rates would decrease the fair value of debt by approximately $16.6 million, while a one percent decrease in interest rates would increase the fair value of debt by approximately $31.0 million.

Covenants and Commitments

     Certain loan agreements contain various restrictive covenants, including limitations on net worth, minimum debt service and fixed charges coverage ratios, a maximum payout ratio on distributions, and a minimum debt yield ratio, the latter being the most restrictive. The Company is in compliance with all of such covenants.

     Payments of principal and interest on the loans in the following table are guaranteed by the Operating Partnership as of June 30, 2000. All of the loan agreements provide for a reduction of the amounts guaranteed as certain center performance and valuation criteria are met.

                                                   TRG's           Amount of
                                                beneficial       loan balance       % of loan
                                               interest in        guaranteed         balance        % of interest
                           Loan balance        loan balance         by TRG         guaranteed        guaranteed
Center                     as of 6/30/00       as of 6/30/00     as of 6/30/00       by TRG            by TRG
------                     -------------       -------------     -------------       ------            ------
                                         (in millions of dollars)
Arizona Mills                    142.2             52.4              13.1                9%                9%
Dolphin Mall                      65.8             32.9              32.9               50%              100%
Great Lakes Crossing             170.0            144.5             170.0              100%              100%
International Plaza               28.7              7.6              28.7              100% (1)          100%(1)
MacArthur Center                 120.0             84.0              60.0               50%               50%
The Shops at Willow Bend          36.6             36.6              36.6              100%              100%

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

Reconciliation of Net Income to Funds from Operations

                                                             Three Months Ended             Three Months Ended
                                                                June 30, 2000                  June 30, 1999
                                                            --------------------            ------------------
                                                                         (in millions of dollars)
Income before extraordinary items and
   minority and preferred interests (1)                             14.5                           12.9
Depreciation and amortization (2)                                   14.1                           12.9
Share of Unconsolidated Joint Ventures'
   depreciation and amortization (3)                                 5.4                            5.2
Non-real estate depreciation                                        (0.7)                          (0.6)
Minority interest share of depreciation                             (0.6)
Preferred dividends and distributions                               (6.4)                          (4.2)
                                                                    ----                           ----
Funds from Operations                                               26.2                           26.2
                                                                    ====                           ====
Funds from Operations allocable to the Company                      16.4                           16.5
                                                                    ====                           ====


(1) Includes gains on peripheral land sales of $0.2 million and $0.4 million for the three months ended June 30, 2000 and June 30, 1999, respectively.
(2) Includes $0.6 million and $0.5 million of mall tenant allowance amortization for the three months ended June 30, 2000 and June 30, 1999, respectively.
(3) Includes $0.3 million and $0.2 million of mall tenant allowance amortization for the three months ended June 30, 2000 and June 30, 1999, respectively.
(4)  Amounts in this table may not add due to rounding.


                                                              Six Months Ended               Six Months Ended
                                                                June 30, 2000                  June 30, 1999
                                                             -------------------             -----------------
                                                                         (in millions of dollars)
Income before extraordinary items and
   minority and preferred interests (1)                             31.4                           26.8
Depreciation and amortization (2)                                   28.2                           25.1
Share of Unconsolidated Joint Ventures'
   depreciation and amortization (3)                                10.6                           10.1
Non-real estate depreciation                                        (1.5)                          (1.2)
Minority interest share of depreciation                             (1.7)
Preferred dividends and distributions                              (12.8)                          (8.3)
                                                                    ----                           ----
Funds from Operations                                               54.2                           52.5
                                                                    ====                           ====
Funds from Operations allocable to the Company                      34.0                           33.0
                                                                    ====                           ====

(1) Includes gains on peripheral land sales of $4.0 million and $0.9 million for the six months ended June 30, 2000 and June 30, 1999, respectively.
(2) Includes $1.1 million and $1.0 million of mall tenant allowance amortization for the six months ended June 30, 2000 and June 30, 1999, respectively.
(3) Includes $0.7 million and $0.5 million of mall tenant allowance amortization for the six months ended June 30, 2000 and June 30, 1999, respectively.
(4)  Amounts in this table may not add due to rounding.

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

     On June 7, 2000, the Company declared a quarterly dividend of $0.245 per common share payable July 20, 2000 to shareowners of record on June 30, 2000. The Board of Directors also declared a quarterly dividend of $0.51875 per share on the Company's 8.3% Series A Preferred Stock for the quarterly dividend period ended June 30, 2000, which was paid on June 30, 2000 to shareowners of record on June 16, 2000.

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

                                                                                2000
                                                      ----------------------------------------------------------
                                                                                       Beneficial Interest in
                                                                      Unconsolidated   Consolidated Businesses
                                                      Consolidated         Joint         and Unconsolidated
                                                       Businesses        Ventures(1)       Joint Ventures (1)(2)
                                                      ----------------------------------------------------------
                                                                 (in millions of dollars)

Development, renovation, and expansion                    186.7(3)         285.6 (4)            302.8
Mall tenant allowances                                      7.9              4.8                 10.1
Pre-construction development and other                     11.9              0.9                 12.3
                                                          -----            -----                -----
Total                                                     206.5            291.3                325.2
                                                          =====            =====                =====

(1)  Costs are net of intercompany profits.
(2) Includes the Operating Partnership's share of construction costs for The Mall at Wellington Green (a 90% owned consolidated joint venture), International Plaza (a 26% owned unconsolidated joint venture), Dolphin Mall (a 50% owned unconsolidated joint venture), and The Mall at Millenia (a 50% owned unconsolidated joint venture).
(3) Includes costs related to The Shops at Willow Bend and The Mall at Wellington Green.
(4) Includes costs related to Dolphin Mall, International Plaza, and The Mall at Millenia.

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

     The Operating Partnership has entered into a joint venture to develop The Mall at Millenia in Orlando, Florida. This project is expected to begin construction in late 2000 and open in 2002. The Mall at Millenia will be anchored by Bloomingdales, Macy's, and Neiman Marcus.

     The total cost of these five projects is anticipated to be approximately $1.2 billion. The Company's beneficial investment in the projects will be approximately $800 million, as four of these projects are joint ventures. While the Company intends to finance approximately 75 percent of each new center with construction debt, the Company has a greater responsibility for the project equity (approximately $249 million). All of the project equity for the four projects currently under construction has been funded through the Operating Partnership's preferred equity offerings, contributions from the new joint venture partner in the International Plaza project, and borrowings under the Company's lines of credit. The approximately $15 million of additional equity required for the fifth project is expected to be funded under lines of credit. With respect to the construction loan financing, the Company has closed on financing for Dolphin Mall, The Shops at Willow Bend, and International Plaza. The financings on the two remaining projects are expected to be completed in 2000 or early 2001.

     Additionally, a 21-screen theater opened in May 2000 at Fairlane, in the Detroit metropolitan area. At Fair Oaks in the Washington, D.C. area, Hecht's expansion opened in the February 2000, and a JCPenney expansion and a newly constructed Macy's store will open in the fall of 2000. The Operating Partnership's share of the cost of these projects is approximately $9.8 million.

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

     The Operating Partnership anticipates that its share of costs for development projects scheduled to be completed in 2001 and 2002 will be as much as $254 million in 2001. Estimates of future capital spending include only projects approved by the Company's Board of Directors and, consequently, estimates will change as new projects are approved. Estimates regarding capital expenditures presented above are forward-looking statements and certain significant factors could cause the actual results to differ materially, including but not limited to: 1) actual results of negotiations with anchors, tenants and contractors; 2) changes in the scope and number of projects; 3) cost overruns; 4) timing of expenditures; 5) financing considerations; and 6) actual time to complete projects.

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

     Based on a market value at June 30, 2000 of $11.00 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $265 million. The purchase of these interests at June 30, 2000 would have resulted in the Company owning an additional 29% interest in the Operating Partnership.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     On May 16, 2000, the Company held its annual meeting of shareholders. The matters on which shareholders voted were: the election of three directors to serve a three year term, the approval of the adoption of an amendment to the Company's Restated Articles of Incorporation to increase the number of authorized shares of Preferred Stock from 50,000,000 to 250,000,000, and the ratification of the Board's selection of Deloitte & Touche LLP as the Company's independent auditors for the year ended December 31, 2000. Graham T. Allison was re-elected at the meeting, William S. Taubman and Peter Karmanos Jr. were elected, and the six remaining incumbent directors continued to hold office after the meeting. The shareholders approved the increase to the number of authorized shares of Preferred Stock. The shareholders ratified the selection of the independent auditors. The results of the voting are shown below:

                              ELECTION OF DIRECTORS

         NOMINEES                   VOTES FOR                 VOTES WITHHELD
         --------             ---------------------          ---------------

         Graham T. Allison          73,157,442                     502,749

         William S. Taubman         73,147,341                     512,850

         Peter Karmanos, Jr.        72,185,998                   1,474,193


                     INCREASE IN AUTHORIZED PREFERRED SHARES

               59,244,197         Votes were cast for the resolution;

               10,051,184         Votes were cast against the resolution; and

                  414,592         Votes abstained.


                            RATIFICATION OF AUDITORS

               73,359,530          Votes were cast for ratification;

                   22,876          Votes were cast against ratification; and

                  277,785          Votes abstained (including broker non-votes).

                                     PART II

                                OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

          a)   Exhibits

               3    -- Composite copy of Restated  Articles of  Incorporation of
                       Taubman Center, Inc., including all amendments to date.

               4(a) -- Building Loan  Agreement  dated as of June 21, 2000 among
                       Willow Bend Associates Limited Partnership, as Borrower, PNC Bank, National Association, as Lender, Co-Lead Agent and Lead Bookrunner, Fleet National Bank, as Lender, Co- Lead Agent, Joint Bookrunner and Syndication Agent, Commerzbank AG, New York Branch, as Lender, Managing Agent and Co-Documentation Agent, Bayerische Hypo-Und Vereinsbank AG, New York Branch, as Lender, Managing Agent and Co-Documentation Agent, and PNC Bank, National Association, as Administrative Agent.

               4(b) -- Building   Loan Deed of Trust,  Assignment  of Leases and
                       Rents and Security Agreement ("this Deed") from Willow Bend Associates Limited Partnership, a Delaware limited partnership ("Grantor"), to David M. Parnell ("Trustee"), for the benefit of PNC Bank, National
                       Association,  as   Administrative  Agent for Lenders (as
                       hereinafter  defined) (together    with   its  successors
                       in   such   capacity,  "Beneficiary").

               10(a)-- Amended and Restated Cash Tender  Agreement among Taubman
                       Centers, Inc., a Michigan Corporation (the "Company"), The Taubman Realty Group Limited Partnership, a Delaware Limited Partnership ("TRG"), and A. Alfred Taubman,
                       A. Alfred Taubman, acting not individually but as Trustee of the A. Alfred Taubman Restated Revocable Trust, as amended and restated in its entirety by Instrument dated January 10, 1989 and subsequently by Instrument dated June 25, 1997, (as the same may hereafter be amended from time to time), and TRA Partners, a Michigan Partnership.

               10(b)-- Second Amended and Restated  Continuing  Offer,  dated as of May 16, 2000.

               10(c)-- The  Taubman  Company  Long-Term  Compensation  Plan  (as
                       amended and restated effective January 1, 2000).

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

                                                TAUBMAN CENTERS, INC.



Date: August 11, 2000                           By: /s/ Lisa A. Payne
                                                    ----------------------------
                                                    Lisa A. Payne
                                                    Executive Vice President and
                                                    Chief Financial Officer

                                  EXHIBIT INDEX

             Exhibit
             Number
             -------

               3    -- Composite copy of Restated  Articles of  Incorporation of
                       Taubman Center, Inc., including all amendments to date.

               4(a) -- Building Loan  Agreement  dated as of June 21, 2000 among
                       Willow Bend Associates Limited Partnership, as Borrower, PNC Bank, National Association, as Lender, Co-Lead Agent and Lead Bookrunner, Fleet National Bank, as Lender, Co- Lead Agent, Joint Bookrunner and Syndication Agent, Commerzbank AG, New York Branch, as Lender, Managing Agent and Co-Documentation Agent, Bayerische Hypo-Und Vereinsbank AG, New York Branch, as Lender, Managing Agent and Co-Documentation Agent, and PNC Bank, National Association, as Administrative Agent.

               4(b) -- Building   Loan Deed of Trust,  Assignment  of Leases and
                       Rents and Security Agreement ("this Deed") from Willow Bend Associates Limited Partnership, a Delaware limited partnership ("Grantor"), to David M. Parnell ("Trustee"), for the benefit of PNC Bank, National
                       Association,  as   Administrative  Agent for Lenders (as
                       hereinafter  defined) (together    with   its  successors
                       in   such   capacity,  "Beneficiary").

               10(a)-- Amended and Restated Cash Tender  Agreement among Taubman
                       Centers, Inc., a Michigan Corporation (the "Company"), The Taubman Realty Group Limited Partnership, a Delaware Limited Partnership ("TRG"), and A. Alfred Taubman,
                       A. Alfred Taubman, acting not individually but as Trustee of the A. Alfred Taubman Restated Revocable Trust, as amended and restated in its entirety by Instrument dated January 10, 1989 and subsequently by Instrument dated June 25, 1997, (as the same may hereafter be amended from time to time), and TRA Partners, a Michigan Partnership.

               10(b)-- Second Amended and Restated  Continuing  Offer,  dated as of May 16, 2000.

               10(c)-- The  Taubman  Company  Long-Term  Compensation  Plan  (as
                       amended and restated effective January 1, 2000).

               12   -- Statement Re: Computation of Taubman Centers,  Inc. Ratio
                       of Earnings to Combined Fixed Charges and Preferred Dividends and Distributions.

               27   -- Financial Data Schedule.