Form 10-Q
period 2000-09-30
TAUBMAN CENTERS INC
filed 2000-11-14
CIK 890319

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the Quarter Ended: September 30, 2000

                           Commission File No. 1-11530

                              Taubman Centers, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


  Michigan                                           38-2033632
  -------------------------------        ---------------------------------------
      (State or other jurisdiction of        (I.R.S. Employer
      incorporation or organization)         Identification No.)

  200 East Long Lake Road, Suite 300, P.O. Box 200, Bloomfield Hills, Michigan
                                                                    48303-0200
  ------------------------------------------------------------------------------
      (Address of principal executive offices)                      (Zip Code)

                                 (248) 258-6800
  ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

         As of November 10, 2000, there were outstanding 51,434,997 shares of the Company's common stock, par value $0.01 per share.

                          PART 1. FINANCIAL INFORMATION


Item 1. Financial Statements.


The following consolidated financial statements of Taubman Centers, Inc. (the Company) are provided pursuant to the requirements of this item.

Consolidated Balance Sheet as of September 30, 2000 and December 31, 1999....  2
Consolidated Statement of Operations for the three months ended September 30,
  2000 and 1999..............................................................  3
Consolidated Statement of Operations for the nine months ended September 30,
  2000 and 1999..............................................................  4
Consolidated Statement of Cash Flows for the nine months ended September 30,
  2000 and 1999..............................................................  5
Notes to Consolidated Financial Statements...................................  6

                              TAUBMAN CENTERS, INC.

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except share data)


                                                                             September 30          December 31
                                                                             ------------          -----------
                                                                                 2000                 1999
                                                                                 ----                 ----
   Properties (Note 2)                                                     $   1,919,393         $   1,572,285
   Accumulated depreciation and amortization                                    (276,313)             (210,788)
                                                                           -------------         -------------
                                                                           $   1,643,080         $   1,361,497
   Investment in Unconsolidated Joint Ventures (Notes 2 and 3)                    97,973               125,245
   Cash and cash equivalents                                                      24,110                20,557
   Accounts and notes receivable, less allowance
     for doubtful accounts of $3,134 and $1,549 in
     2000 and 1999                                                                29,065                33,021
   Accounts receivable from related parties                                        5,220                 7,095
   Deferred charges and other assets                                              59,337                49,496
                                                                           -------------         -------------
                                                                           $   1,858,785         $   1,596,911
                                                                           =============         =============
Liabilities:
   Mortgage notes payable                                                  $   1,102,094         $     866,742
   Unsecured notes payable                                                         2,194                19,819
   Accounts payable and accrued liabilities                                      136,532               118,230
   Dividends payable                                                              12,723                13,054
                                                                           -------------         -------------
                                                                           $   1,253,543         $   1,017,845
Commitments and contingencies (Note 6)

Preferred Equity of TRG (Notes 1 and 7)                                    $      97,275         $      97,275

Partners' Equity of TRG allocable to minority partners (Note 1)

Shareowners' Equity (Note 7):
   Series A Cumulative  Redeemable  Preferred Stock, $0.01 par value,  8,000,000 shares authorized,  $200 million liquidation preference,  8,000,000 shares issued and outstanding at
      September 30, 2000 and December 31, 1999                             $          80         $          80
   Series B Non-Participating Convertible Preferred Stock,
      $0.001 par and liquidation value, 40,000,000 shares
      authorized and 31,835,066 shares issued and
      outstanding at September 30, 2000 and December 31, 1999                         32                    32
   Series C Cumulative Redeemable Preferred Stock,
      $0.01 par value, 2,000,000 shares authorized, $75 million
      liquidation preference, none issued
   Series D Cumulative  Redeemable  Preferred  Stock,  $0.01 par value,  250,000 shares authorized, $25 million liquidation preference, none issued
   Common Stock, $0.01 par value, 250,000,000 shares authorized,  51,931,397 and  53,281,643 issued and outstanding at September 30, 2000 and
      December 31, 1999                                                              519                   533
   Additional paid-in capital                                                    685,897               701,045
   Dividends in excess of net income                                            (178,561)             (219,899)
                                                                           -------------         -------------
                                                                           $     507,967         $     481,791
                                                                           -------------         -------------
                                                                           $   1,858,785         $   1,596,911
                                                                           =============         =============





                 See notes to consolidated financial statements.

                              TAUBMAN CENTERS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                        (in thousands, except share data)


                                                                              Three Months Ended September 30
                                                                              -------------------------------
                                                                                2000                  1999
                                                                                ----                  ----
                                                                                                    (Note 1)
Income:
   Minimum rents                                                           $      38,686         $      35,575
   Percentage rents                                                                  634                   651
   Expense recoveries                                                             22,434                19,329
   Revenues from management, leasing and
     development services                                                          5,117                 6,402
   Other                                                                           7,918                 4,038
   Gain on disposition of interest in center (Note 2)                             85,339
                                                                           -------------         -------------
                                                                           $     160,128         $      65,995
                                                                           -------------         -------------
Operating Expenses:
   Recoverable expenses                                                    $      20,355         $      17,689
   Other operating                                                                 6,500                 8,761
   Management, leasing and development services                                    4,633                 4,286
   General and administrative                                                      4,595                 4,411
   Interest expense                                                               14,741                13,543
   Depreciation and amortization                                                  14,800                13,569
                                                                           -------------         -------------
                                                                           $      65,624         $      62,259
                                                                           -------------         -------------
Income before equity in net income of Unconsolidated
   Joint Ventures and minority and preferred interests                     $      94,504         $       3,736
Equity in net income of Unconsolidated Joint Ventures                              5,089                 8,887
                                                                           -------------         -------------
Income before minority and preferred interests                             $      99,593         $      12,623
Minority interest:
   TRG income allocable to minority partners                                     (47,326)               (3,721)
   Distributions less than (in excess of) earnings allocable to
      minority partners                                                           39,798                (3,787)
TRG Series C and D preferred distributions (Note 7)                               (2,250)                 (525)
                                                                           -------------         -------------
Net income                                                                 $      89,815         $       4,590
Series A preferred dividends                                                      (4,150)               (4,150)
                                                                           -------------         -------------
Net income available to common shareowners                                 $      85,665         $         440
                                                                           =============         =============

Basic earnings per common share (Note 8)-
   Net income                                                              $        1.63         $         .01
                                                                           =============         =============

Diluted earnings per common share (Note 8)-
   Net income                                                              $        1.62         $         .01
                                                                           =============         =============

Cash dividends declared per common share                                   $        .245         $         .24
                                                                           =============         =============

Weighted average number of common shares outstanding                          52,545,001            53,277,693
                                                                           =============         =============


                 See notes to consolidated financial statements.

                              TAUBMAN CENTERS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                        (in thousands, except share data)


                                                                              Nine Months Ended September 30
                                                                              ------------------------------
                                                                                2000                  1999
                                                                                ----                  ----
                                                                                                    (Note 1)
Income:
   Minimum rents                                                           $     111,108         $     103,874
   Percentage rents                                                                2,406                 2,326
   Expense recoveries                                                             65,496                58,306
   Revenues from management, leasing and
     development services                                                         17,683                18,078
   Other                                                                          21,267                12,345
   Gain on disposition of interest in center (Note 2)                             85,339
                                                                           -------------         -------------
                                                                           $     303,299         $     194,929
                                                                           -------------         -------------
Operating Expenses:
   Recoverable expenses                                                    $      58,139         $      52,115
   Other operating                                                                22,907                28,009
   Management, leasing and development services                                   14,217                13,141
   General and administrative                                                     13,925                13,560
   Interest expense                                                               41,566                38,231
   Depreciation and amortization                                                  43,008                38,661
                                                                           -------------         -------------
                                                                           $     193,762         $     183,717
                                                                           -------------         -------------
Income before  equity in income  before  extraordinary  items of
   Unconsolidated Joint Ventures, extraordinary items,
   and minority and preferred interests                                    $     109,537         $      11,212
Equity in income before extraordinary items of Unconsolidated
   Joint Ventures                                                                 21,412                28,199
                                                                           -------------         -------------
Income before extraordinary items, minority and
   preferred interests                                                     $     130,949         $      39,411
Extraordinary items (Notes 3 and 4)                                               (9,288)                 (301)
Minority interest:
   TRG income allocable to minority partners                                     (52,350)              (12,083)
   Distributions less than (in excess of) earnings allocable to
      minority partners                                                           29,765               (10,440)
TRG Series C and D preferred distributions (Note 7)                               (6,750)                 (525)
                                                                           -------------         -------------
Net income                                                                 $      92,326         $      16,062
Series A preferred dividends                                                     (12,450)              (12,450)
                                                                           -------------         -------------
Net income available to common shareowners                                 $      79,876         $       3,612
                                                                           =============         =============

Basic earnings per common share (Note 8):

   Income before extraordinary items                                       $        1.62         $         .07
   Extraordinary items                                                             (0.11)
                                                                           -------------         -------------
   Net income                                                              $        1.51         $         .07
                                                                           =============         =============

Diluted earnings per common share (Note 8):

   Income before extraordinary items                                       $        1.61         $         .07
   Extraordinary items                                                             (0.11)                 (.01)
                                                                           -------------         -------------
   Net income                                                              $        1.50         $         .06
                                                                           =============         =============

Cash dividends declared per common share                                   $        .735         $         .72
                                                                           =============         =============

Weighted average number of common shares outstanding                          52,797,985            53,163,145
                                                                           =============         =============



                 See notes to consolidated financial statements.

                              TAUBMAN CENTERS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                              Nine Months Ended September 30
                                                                              ------------------------------
                                                                                 2000                1999
                                                                                 ----                ----
Cash Flows From Operating Activities:
     Income before extraordinary items, minority and
      preferred  interests                                                 $     130,949         $      39,411
     Adjustments to reconcile income before
      extraordinary items, minority and preferred interests to net cash provided by operating activities:
        Depreciation and amortization                                             43,008                38,661
        Provision for losses on accounts receivable                                2,708                 2,337
        Amortization of deferred financing costs                                   2,443                 3,410
        Gains on sales of land                                                    (7,692)               (1,363)
        Gain on disposition of interest in center                                (85,339)
        Other                                                                        284                   254

        Increase (decrease) in cash attributable to changes in assets and liabilities:

           Receivables, deferred charges and other assets                           (187)               (6,735)
           Accounts payable and other liabilities                                  5,079                (9,453)
                                                                           -------------         -------------
Net Cash Provided By Operating Activities                                  $      91,253         $      66,522
                                                                           -------------         -------------

Cash Flows From Investing Activities:
     Additions to properties                                               $    (126,721)        $    (149,663)
     Proceeds from sales of land                                                   2,575                 1,433
     Purchase of interest in Fashionmall.com, Inc.                                                      (7,417)
     Purchase of interest in MerchantWired, LLC                                   (1,944)
     Acquisition of additional interest in center (Note 2)                       (23,644)
     Contributions to Unconsolidated Joint Ventures                               (6,448)              (37,881)
     Distributions from Unconsolidated Joint Ventures
       in excess of income before extraordinary items                              5,831                47,794
                                                                           -------------         -------------
Net Cash Used in Investing Activities                                      $    (150,351)        $    (145,734)
                                                                           -------------         -------------

 Cash Flows From Financing Activities:
     Debt proceeds                                                         $     167,805         $     607,123
     Debt payments                                                                   (93)             (514,301)
     Debt issuance costs                                                          (9,245)              (10,325)
     Repurchases of stock                                                        (15,279)
     GMPT Exchange                                                                                      (9,737)
     Distributions to minority and preferred interests                           (29,335)              (23,048)
     Issuance of stock pursuant to Continuing Offer                                  117                 3,047
     Issuance of TRG Series C Preferred Equity                                                          72,900
     Cash dividends to common shareowners                                        (38,869)              (38,247)
     Cash dividends to Series A preferred shareowners                            (12,450)              (12,450)
                                                                           -------------         -------------
Net Cash Provided By Financing Activities                                  $      62,651         $      74,962
                                                                           -------------         -------------

Net Increase (Decrease) In Cash                                            $       3,553         $      (4,250)

Cash and Cash Equivalents at Beginning of Period                                  20,557                19,045
                                                                           -------------         -------------
Cash and Cash Equivalents at End of Period                                 $      24,110         $      14,795
                                                                           =============         =============




                 See notes to consolidated financial statements.

                              TAUBMAN CENTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Interim Financial Statements

   Taubman Centers, Inc. (the Company or TCO), a real estate investment trust, or REIT, is the managing general partner of The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG). The Operating Partnership is an operating subsidiary that engages in the ownership, management, leasing, acquisition, development, and expansion of regional retail shopping centers and interests therein. The Operating Partnership's portfolio as of September 30, 2000 includes 16 urban and suburban shopping centers in seven states. Five additional centers are under construction in Florida and Texas.

   The consolidated financial statements of the Company include all accounts of the Company, the Operating Partnership and its consolidated subsidiaries; all intercompany balances have been eliminated. Investments in entities not unilaterally controlled by ownership or contractual obligation (Unconsolidated Joint Ventures) are accounted for under the equity method.

   At September 30, 2000, the Operating Partnership's equity included three classes of preferred equity (Series A, C, and D) and the net equity of the partnership unitholders. Net income and distributions of the Operating Partnership are allocable first to the preferred equity interests, and the remaining amounts to the general and limited partners in the Operating
Partnership in accordance with their percentage ownership. The Series A Preferred Equity is owned by the Company and is eliminated in consolidation.

   Because the net equity of the unitholders is less than zero, the interest of the noncontrolling unitholders is presented as a zero balance in the balance sheet as of September 30, 2000 and December 31, 1999. The income allocated to the noncontrolling unitholders is equal to their share of distributions. The net equity of the Operating Partnership is less than zero because of accumulated distributions in excess of net income and not as a result of operating losses. Distributions to partners are usually greater than net income because net income includes non-cash charges for depreciation and amortization. Distributions were less than net income during 2000 due to a gain on the disposition of an interest in a center (Note 2).

   The Company's ownership in the Operating Partnership at September 30, 2000 consisted of a 62.3% managing general partnership interest, as well as the Series A Preferred Equity interest. The Company's average ownership percentage in the Operating Partnership for the three months ended September 30, 2000 and 1999 was 62.5% and 62.9%. During the nine months ended September 30, 2000, the Company's ownership in the Operating Partnership decreased to 62.3% due to the ongoing share buyback and unit redemption program. At September 30, 2000 the Operating Partnership had 83,766,463 units of partnership outstanding, of which the Company owned 51,931,397. Included in the total units outstanding are 348,118 units issued in connection with the 1999 acquisition of Lord Associates that currently do not receive allocations of income or distributions.

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

                              TAUBMAN CENTERS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 2 - Twelve Oaks and Lakeside Transaction

   In August 2000, the Company completed a transaction to acquire an additional ownership in one of its Unconsolidated Joint Ventures. Under the terms of the agreement, the Operating Partnership became the 100 percent owner of Twelve Oaks and its joint venture partner became the 100 percent owner of Lakeside. Both properties remained subject to the existing mortgage debt ($50 million and $88 million at Twelve Oaks and Lakeside, respectively.) The transaction resulted in a net payment to the joint venture partner of approximately $25.5 million in cash. The payment was funded by a new $100 million facility (Note 4). The acquisition of the additional interest in Twelve Oaks was accounted for as a purchase. The excess of the fair value over the net book basis of the interest acquired in Twelve Oaks has been allocated to properties. The Operating Partnership continues to manage Twelve Oaks, while the joint venture partner assumed management responsibility for Lakeside. A gain of $85.3 million on the transaction was recognized by the Company, representing the excess of the fair value over the net book basis of the Company's interest in Lakeside, adjusted for the $25.5 million paid and transaction costs.

Note 3 - Investments in Unconsolidated Joint Ventures

     Following are the Company's  investments in Unconsolidated  Joint Ventures.
The   Operating   Partnership   is  the  managing   general   partner  in  these
Unconsolidated Joint Ventures, except for those denoted with a (*).

                                                               Ownership as of
  Unconsolidated Joint Venture         Shopping Center       September 30, 2000
  ------------------------------       ---------------       -------------------

  Arizona Mills, L.L.C. *              Arizona Mills                   37%
  Dolphin Mall Associates              Dolphin Mall                    50
   Limited Partnership                 (under construction)
  Fairfax Company of Virginia L.L.C.   Fair Oaks                       50
  Forbes Taubman Orlando, L.L.C. *     The Mall at Millenia            50
                                       (under construction)
  MerchantWired, LLC *                                                 6.7
  Rich-Taubman Associates              Stamford Town Center            50
  Tampa Westshore Associates           International Plaza             26
   Limited Partnership                 (under construction)
  Taubman-Cherry Creek                 Cherry Creek                    50
   Limited Partnership
  West Farms Associates                Westfarms                       79
  Woodland                             Woodland                        50

   In January 2000, the 50% owned Unconsolidated Joint Venture that owns Stamford Town Center completed a $76 million secured financing. The new financing bears interest at a rate of one-month LIBOR plus 0.8% and matures in 2002. The loan may be extended until August 2004. The rate is capped at 8.2% plus the credit spread for the term of the loan. The proceeds were used to repay the remaining $54 million principal balance of the participating mortgage, the $18.3 million prepayment premium, and accrued interest and transaction costs. The Unconsolidated Joint Venture recognized an extraordinary charge of $18.6 million, which consisted primarily of the prepayment premium. The Operating Partnership's share was $9.3 million.

   In April 2000, the Company entered into an agreement to develop The Mall at Millenia in Orlando, Florida. This 1.2 million square foot center is expected to open in 2002.

   In May 2000, the Company entered into an agreement to acquire an approximately 6.7% interest in MerchantWired, LLC, a service company providing internet and network infrastructure to shopping centers and retailers. As of September 30, 2000, the Company had invested approximately $2 million in the new venture.

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

                              TAUBMAN CENTERS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


   Combined balance sheet and results of operations information are presented below (in thousands) for all Unconsolidated Joint Ventures (excluding the Company's investment in MerchantWired, LLC), followed by the Operating Partnership's beneficial interest in the combined information. Beneficial interest is calculated based on the Operating Partnership's ownership interest in each of the Unconsolidated Joint Ventures. The accounts of Lakeside and Twelve Oaks, formerly 50% Unconsolidated Joint Ventures, are included in these results through the date of the transaction (Note 2). Amounts for the three and nine months ended September 30, 1999 have been restated for the change in accounting method for percentage rent (Note 1).

                                                                             September 30          December 31
                                                                             ------------          -----------
                                                                                 2000                 1999
                                                                                 ----                 ----
Assets:
  Properties                                                               $   1,023,524         $     942,248
  Accumulated depreciation and amortization                                     (207,771)             (217,402)
                                                                           -------------         -------------
                                                                           $     815,753         $     724,846
  Other assets                                                                    53,320                91,820
                                                                           -------------         -------------
                                                                           $     869,073         $     816,666
                                                                           =============         =============
Liabilities and partners' accumulated deficiency in assets:

  Debt                                                                     $     892,822         $     895,163
  Capital lease obligations                                                          770                 3,664
  Other liabilities                                                               54,500                53,825
  TRG's accumulated deficiency in assets                                         (48,289)              (74,749)
  Unconsolidated Joint Venture Partners'
    accumulated deficiency in assets                                             (30,730)              (61,237)
                                                                           -------------         -------------
                                                                           $     869,073         $     816,666
                                                                           =============         =============

TRG's accumulated deficiency in assets (above)                             $     (48,289)        $     (74,749)
TRG basis adjustments, including elimination of intercompany profit               15,376                 2,205
TCO's additional basis                                                           129,081               197,789
Investment in MerchantWired, LLC                                                   1,805
                                                                           -------------         -------------
Investment in Unconsolidated Joint Ventures                                $      97,973         $     125,245
                                                                           =============         =============

                                                         Three Months Ended                Nine Months Ended
                                                            September 30                     September 30
                                                        ---------------------             ------------------
                                                         2000            1999               2000           1999
                                                         ----            ----               ----           ----

Revenues                                             $    52,267      $    61,908       $   176,001     $   183,743
                                                     -----------      -----------       -----------     -----------
Recoverable and other operating expenses             $    18,626      $    22,139       $    62,516     $    64,733
Interest expense                                          15,992           16,114            49,911          46,561
Depreciation and amortization                              6,941            7,394            23,282          22,324
                                                     -----------      -----------       -----------     -----------
Total operating costs                                $    41,559      $    45,647       $   135,709     $   133,618
                                                     -----------      -----------       -----------     -----------
Income before extraordinary items                    $    10,708      $    16,261       $    40,292     $    50,125
Extraordinary items                                                                          18,576
                                                     -----------      -----------       -----------     -----------
Net income                                           $    10,708      $    16,261       $    21,716     $    50,125
                                                     ===========      ===========       ===========     ===========

Net income allocable to TRG                          $     5,507      $     8,868       $    11,389     $    27,943
Extraordinary items allocable to TRG                                                          9,288
Realized intercompany profit                                 480            1,162             3,921           3,763
Equity in MerchantWired, LLC net loss                       (139)                              (139)
Depreciation of TCO's additional basis                      (759)          (1,143)           (3,047)         (3,507)
                                                     -----------      -----------       -----------     -----------
Equity in income before extraordinary items
  of Unconsolidated Joint Ventures                   $     5,089      $     8,887       $    21,412     $    28,199
                                                     ===========      ===========       ===========     ===========

Beneficial interest in Unconsolidated
  Joint Ventures' operations:
   Revenues less recoverable and other
      operating expenses                             $    18,182      $    22,677       $    63,290     $    68,558
   Interest expense                                       (8,564)          (8,745)          (26,728)        (25,177)
   Equity in MerchantWired, LLC net loss                    (139)                              (139)
   Depreciation and amortization                          (4,390)          (5,045)          (15,011)        (15,182)
                                                     -----------      -----------       -----------     -----------
   Income before extraordinary items                 $     5,089      $     8,887       $    21,412     $    28,199
                                                     ===========      ===========       ===========     ===========

                              TAUBMAN CENTERS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 4 - Beneficial Interest in Debt and Interest Expense

   In January 2000, the 50% owned Unconsolidated Joint Venture that owns Stamford Town Center completed a $76 million secured financing (Note 3). Also, in January 2000, the Company finalized an agreement that securitized the $40 million bank line of credit. The line's maturity has been extended to August 2001.

   In April 2000, the Operating Partnership's guaranty of principal and interest on the MacArthur Center loan was reduced to 50%. The outstanding balance on this loan was $120.0 million at September 30, 2000. The MacArthur loan was refinanced in October 2000 (Note 10).

   In June 2000, the Company closed on a $220 million construction facility for The Shops at Willow Bend which is guaranteed by the Operating Partnership. The facility bears interest at LIBOR plus 1.85% and matures in June 2003, with two one-year extension options. The rate and the amount guaranteed may be reduced once certain center performance and valuation criteria are met. The balance outstanding was $64.5 million at September 30, 2000. The loan is capped at 7.15% plus credit spread on a notional amount of $56 million at September 30, 2000, accreting $7 million a month up to $147 million. The cap expires in June 2003.

   In August 2000, the Company closed on a $100 million facility secured by an interest in Twelve Oaks and guaranteed by the Operating Partnership. The facility bears interest at LIBOR plus 1.10% and matures in October 2001. The outstanding balance on this loan was $100 million at September 30, 2000.

   During the nine months ended September 30, 2000 and 1999, the Operating Partnership recognized extraordinary charges related to the extinguishment of debt.

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

                                           Unconsolidated           Share
                                               Joint          of Unconsolidated     Consolidated       Beneficial
                                             Ventures          Joint Ventures       Subsidiaries        Interest
                                           ------------      ------------------   ----------------    ------------

Debt as of:
   September 30, 2000                          $   892,822       $   461,815      $   1,104,288     $    1,504,604
   December 31, 1999                               895,163           473,726            886,561          1,300,224

Capital lease obligations:
   September 30, 2000                          $       770       $       509      $       1,882     $        2,330
   December 31, 1999                                 3,664             2,018                469              2,418

Capitalized interest:
   Nine months ended September 30, 2000        $     8,451       $     3,757      $      16,962     $       20,719
   Nine months ended September 30, 1999              1,110               555             10,570             11,125

Interest expense
 (Net of capitalized interest):
   Nine months ended September 30, 2000        $    49,911       $    26,728      $      41,566      $      64,523
   Nine months ended September 30, 1999             46,561            25,177             38,231             60,998

                              TAUBMAN CENTERS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 5 - Incentive Option Plan

   The Operating Partnership has an incentive option plan for employees of the Manager. Currently, options for 7.7 million Operating Partnership units may be issued under the plan, substantially all of which have been issued. Incentive options generally become exercisable to the extent of one-third of the units on each of the third, fourth, and fifth anniversaries of the date of grant. Options expire ten years from the date of grant. The Operating Partnership's units issued in connection with the incentive option plan are exchangeable for shares of the Company's common stock under the Continuing Offer. There were 11,854 options exercised during the nine months ended September 30, 2000 at a weighted average price of $9.93 per unit. During the nine months ended September 30, 1999, options for 281,789 units were exercised at a weighted average exercise price of $10.80 per unit. There were options for 250,000 units granted at $11.25 per unit and options for 65,180 units were cancelled during the nine months ended September 30, 2000 at a weighted average exercise price of $12.45 per unit. There were options for 1,000,000 units granted at $12.25 per unit and 89,544 units cancelled at a weighted average price of $12.88 per unit during the nine months ended September 30, 1999. As of September 30, 2000, there were vested options for 6.8 million units with a weighted average exercise price of $11.26 per unit and outstanding options (including unvested options) for a total of 7.6 million units with a weighted average exercise price of $11.35 per unit.

Note 6 - Commitments and Contingencies

   At the time of the Company's initial public offering (IPO) and acquisition of its partnership interest in the Operating Partnership, the Company entered into an agreement (the Cash Tender Agreement) with A. Alfred Taubman, who is the Company's chairman and owns an interest in the Operating Partnership, whereby he has the annual right to tender to the Company units of partnership interest in the Operating Partnership (provided that the aggregate value is at least $50 million) and cause the Company to purchase the tendered interests at a purchase price based on a market valuation of the Company on the trading date immediately preceding the date of the tender. The Company will have the option to pay for these interests from available cash, borrowed funds, or from the proceeds of an offering of the Company's common stock. Generally, the Company expects to finance these purchases through the sale of new shares of its stock. The tendering partner will bear all market risk if the market price at closing is less than the purchase price and will bear the costs of sale. Any proceeds of the offering in excess of the purchase price will be for the sole benefit of the Company. At A. Alfred Taubman's election, his family and certain others may participate in tenders.

   Based on a market value at September 30, 2000 of $11.56 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $279.0 million. The purchase of these interests at September 30, 2000 would have resulted in the Company owning an additional 29% interest in the Operating Partnership.

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

                              TAUBMAN CENTERS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 7 -Common and Preferred Stock and Equity

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

   In March 2000, the Company's Board of Directors authorized the purchase of up to $50 million of the Company's common stock in the open market. The stock may be purchased from time to time as market conditions warrant. For each share of the Company's stock repurchased, an equal number of the Company's Operating Partnership units are redeemed. As of September 30, 2000, the Company had purchased and the Operating Partnership had redeemed 1,362,100 shares and units for approximately $15.3 million. Existing lines of credit provided funding for the purchases.

   In May 2000, the Company's Restated Articles of Incorporation were amended to increase the number of authorized preferred shares from 50 million to 250 million. The number of authorized shares of Series C Cumulative Redeemable Preferred Stock was increased from one million to two million. The remainder of the increase is available for future issuances of preferred stock.

Note 8 - Earnings Per Share

   Basic earnings per common share are calculated by dividing earnings available to common shareowners by the average number of common shares outstanding during each period. For diluted earnings per common share, the Company's ownership interest in the Operating Partnership (and therefore earnings) are adjusted assuming the exercise of all options for units of partnership interest under the Operating Partnership's incentive option plan having exercise prices less than the average market value of the units using the treasury stock method. For the three months ended September 30, 2000 and 1999, options for 6.9 million and 0.4 million units of partnership interest with an average exercise price of $11.51 and $13.57 per unit were excluded from the computation of diluted earnings per unit because the exercise prices were greater than the average market price for the period calculated. For the nine months ended September 30, 2000 and 1999, options for 3.6 million and 0.3 million units of partnership interest with an average exercise price of $12.14 and $13.68 per unit were excluded from the computation of diluted earnings per unit because the exercise prices were greater than average market price for the period calculated.

                                                                  Three Months                  Nine Months
                                                               Ended September 30           Ended September 30
                                                           --------------------------   ---------------------------
                                                               2000           1999           2000          1999
                                                               ----           ----           ----          ----
                                                                        (in thousands, except share data)
Income before extraordinary items allocable
  to common shareowners (Numerator):
   Net income available to common
     shareowners                                           $     85,665  $        440   $     79,876   $      3,612
   Common shareowners' share of extraordinary items                                            5,823            189
                                                           ------------  ------------   ------------   ------------
   Basic income before extraordinary items                 $     85,665  $        440   $     85,699   $      3,801
   Effect of dilutive options                                      (349)          (64)          (451)          (220)
                                                           ------------  ------------   ------------   ------------
   Diluted income before extraordinary items               $     85,316  $        376   $     85,248   $      3,581
                                                           ============  ============   ============   ============

Shares (Denominator) - basic and diluted                     52,545,001    53,277,693     52,797,985     53,163,145
                                                           ============  ============   ============   ============
Income before extraordinary items
  per common share - basic                                 $       1.63  $        .01   $       1.62   $        .07
                                                           ============  ============   ============   ============
  per common share - diluted                               $       1.62  $        .01   $       1.61   $        .07
                                                           ============  ============   ============   ============

                           TAUBMAN CENTERS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 9 - Cash Flow Disclosures and Noncash Investing and Financing Activities

    Interest on mortgage notes and other loans paid during the nine months ended September 30, 2000 and 1999, net of amounts capitalized of $17.0 million and $10.6 million, was $36.2 million and $34.1 million, respectively. During the nine months ended September 30, 2000 and 1999, non-cash additions to properties of $21.5 million and $11.5 million were recorded, respectively, representing accrued construction costs of new centers and development projects. Additionally, during the nine months ended September 30, 2000 non-cash contributions to unconsolidated joint ventures of $2.8 million were made; this amount primarily consists of project costs expended prior to the creation of the joint ventures. In connection with the Twelve Oaks and Lakeside transaction (Note 2), a $121.7 million step-up in the Company's basis in Twelve Oaks was recorded. Also, during the nine months ended September 30, 2000, $7.3 million of land contracts were entered into in connection with sales of peripheral land.

Note 10 - Subsequent Events

   In October 2000, the 37% owned Unconsolidated Joint Venture that owns Arizona Mills completed a $146 million secured financing. The financing has an all-in rate of approximately 8.0% and matures in October 2010. The proceeds were primarily used to repay the existing $142.2 million mortgage and to fund transaction costs.

   In October 2000, MacArthur Center completed a $145 million secured financing. The financing has an all-in rate of approximately 7.8% and matures in October 2010. The proceeds were used to repay the existing $120 million construction loan and transaction costs. The remaining net proceeds of approximately $23.9 million were distributed to the Operating Partnership, which contributed all of the equity funding for the development of MacArthur Center. The Operating Partnership used the distribution to pay down its line of credit.

   In November 2000, the 50% owned Unconsolidated Joint Venture that is developing The Mall at Millenia closed on a $160.4 million construction facility. The rate on the facility is LIBOR plus 1.95% and matures in November 2003, with two one-year extension options. The Operating Partnership has guaranteed the payment of 50% of the principal and interest. The rate and the amount guaranteed may be reduced once certain performance and valuation criteria are met.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------
   The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's expectations or beliefs concerning future events, including the following: statements regarding future developments and joint ventures, rents and returns, statements regarding the continuation of historical trends and any statements regarding the sufficiency of the Company's cash balances and cash generated from operating and financing activities for the Company's future liquidity and capital resource needs. The Company cautions that although forward-looking statements reflect the Company's good faith beliefs and best judgment based upon current information, these statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including those risks, uncertainties, and factors detailed from time to time in reports filed with the SEC, and in particular those set forth under the headings "General Risks of the Company" and "Environmental Matters" in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements of Taubman Centers, Inc. and the Notes thereto.

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

   In August 2000, the Company completed a transaction to acquire an additional interest in one of its Unconsolidated Joint Ventures; the Operating Partnership became the 100 percent owner of Twelve Oaks and the joint venture partner became the 100 percent owner of Lakeside. Statistics presented include Lakeside through the date of the transaction.

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

   The following table summarizes certain quarterly operating data for 1999 and the first three quarters of 2000. Quarterly revenues and percentage rent information for 1999 have been restated for the change in accounting method for percentage rent.

                        1st         2nd         3rd         4th                       1st         2nd         3rd
                      Quarter     Quarter     Quarter     Quarter       Total       Quarter     Quarter     Quarter
                       1999        1999        1999        1999         1999         2000        2000        2000
------------------------------------------------------------------------------------------------------------------
                                                                    (in thousands)

Mall tenant sales  $  533,730  $  598,956  $  610,520  $  952,439  $   2,695,645  $  589,996  $  628,999 $  602,417
Revenues              117,485     127,669     125,140     139,327        509,621     132,331     130,923    127,034
Occupancy:
   Average              88.5%       88.1%       88.9%       90.3%          89.0%       88.8%       88.1%      88.8%
   Ending               87.5%       88.0%       89.5%       90.4%          90.4%       88.5%       88.1%      89.2%
   Leased Space         91.3%       91.7%       92.8%       92.1%          92.1%       91.4%       90.5%      91.7%

   Because the seasonality of sales contrasts with the generally fixed nature of minimum rents and recoveries, mall tenant occupancy costs (the sum of minimum rents, percentage rents and expense recoveries) relative to sales are considerably higher in the first three quarters than they are in the fourth quarter. The following table summarizes occupancy costs, excluding utilities, for mall tenants as a percentage of sales for 1999 and the first three quarters of 2000:

                               1st        2nd        3rd        4th                     1st        2nd        3rd
                             Quarter    Quarter    Quarter    Quarter      Total      Quarter    Quarter    Quarter
                              1999       1999       1999       1999        1999        2000       2000       2000
                           ---------------------------------------------------------------------------------------
Minimum Rents                 11.8%      10.8%      10.7%       7.2%        9.7%       11.3%      10.6%      10.6%
Percentage Rents               0.2        0.1        0.1        0.5         0.2         0.3        0.1        0.1
Expense Recoveries             4.6        4.9        4.5        3.4         4.3         4.8        4.7        4.7
                             -----      -----      -----      -----       -----       -----      -----      -----
Mall tenant occupancy costs   16.6%      15.8%      15.3%      11.1%       14.2%       16.4%      15.4%      15.4%
                             =====      =====      =====      =====       =====       =====      =====      =====

Rental Rates

   Average base rent per square foot for all mall tenants at the 10 centers owned and open for at least five years was $44.46 for the twelve months ended September 30, 2000, compared to $43.79 for the twelve months ended September 30, 1999. The 1999 amount has been restated to include the comparable centers. As leases have expired in the shopping centers, the Company has generally been able to rent the available space, either to the existing tenant or a new tenant, at rental rates that are higher than those of the expired leases. In a period of increasing sales, rents on new leases will tend to rise as tenants' expectations of future growth become more optimistic. In periods of slower growth or declining sales, rents on new leases will grow more slowly or will decline for the opposite reason. However, center revenues increase as older leases roll over or are terminated early and replaced with new leases negotiated at current rental rates that are usually higher than the average rates for existing leases.

Results of Operations

Significant Debt, Equity, and Other Transactions

   The following represent significant debt, equity, and other transactions which affected the operating results described under Comparison of Three Months Ended September 30, 2000 to the Three Months Ended September 30, 1999 and Comparison of Nine Months Ended September 30, 2000 to the Nine Months Ended September 30, 1999.

   In August 2000, the Company completed a transaction to acquire an additional ownership in one of its Unconsolidated Joint Ventures. Under the terms of the agreement, the Operating Partnership became the 100 percent owner of Twelve Oaks and the joint venture partner became the 100 percent owner of Lakeside. Both properties remained subject to the existing mortgage debt ($50 million and $88 million at Twelve Oaks and Lakeside, respectively.) The transaction resulted in a net payment to the joint venture partner of approximately $25.5 million in cash. The payment was funded by a new $100 million facility, which is secured by an interest in Twelve Oaks and guaranteed by the Operating Partnership. The facility bears interest at LIBOR plus 1.10% and matures in October 2001. The acquisition of the additional interest in Twelve Oaks was accounted for as a purchase. The excess of the fair value over the net book basis of the acquired interest has been allocated to properties. The results of Twelve Oaks have been consolidated in the Company's results subsequent to the acquisition date (prior to that date, Twelve Oaks was accounted for under the equity method as an Unconsolidated Joint Venture). The Operating Partnership continues to manage Twelve Oaks, while the former joint venture partner assumed management responsibility for Lakeside. A gain of $85.3 million on the transaction was recognized by the Company representing its share of the excess of the fair value over the net book basis of the Company's interest in Lakeside, adjusted for the $25.5 million paid and transaction costs.

   The Company has acquired an approximately 6.7% interest in MerchantWired, LLC, a service company providing internet and network infrastructure to shopping centers and retailers. The Company's investment in MerchantWired is accounted for under the equity method. Based on projections received from MerchantWired, LLC, the Company's share of projected losses would reduce income per share by approximately one cent per share in 2000 and 2001. The Company funded its investment, which was approximately $2 million at September 30, 2000 and is expected to increase to approximately $5 million by 2001, through existing lines of credit. During the nine months ended September 30, 2000, the Operating Partnership recognized its $0.1 million share of MerchantWired, LLC's net loss for the period.

   In January 2000, the 50% owned Unconsolidated Joint Venture that owns Stamford Town Center completed a $76 million secured financing. The financing bears interest at a rate of one-month LIBOR plus 0.8% and matures in 2002. The loan may be extended until August 2004. The rate is capped at 8.2% plus credit spread for the term of the loan. The proceeds were used to repay the remaining $54 million principal balance of the participating mortgage, the $18.3 million prepayment premium, and accrued interest and transaction costs. The Unconsolidated Joint Venture recognized an extraordinary charge of $18.6 million, which consisted primarily of the prepayment premium. The Operating Partnership's share of the extraordinary charge was $9.3 million.

   In December 1999, the Operating Partnership acquired an additional 5% interest in Great Lakes Crossing for $1.2 million in cash, increasing the Operating Partnership's interest in the center to 85%.

   In November 1999, the Operating Partnership acquired Lord Associates, a retail leasing firm, for $2.5 million in cash and $5 million in partnership units, which are subject to certain contingencies. In addition, $1.0 million of the purchase price is contingent upon profits achieved on acquired leasing contracts.

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

Comparable Center Operations

   The performance of the Company's portfolio can be measured through comparisons of comparable centers' operations. During the three months ended September 30, 2000, revenues (excluding land sales) less operating costs (operating and recoverable expenses) of those centers owned and open for the entire period increased approximately two percent in comparison to the same centers' results in the comparable period of 1999. The Company expects that comparable center operations will increase annually by two to three percent. This is a forward-looking statement and certain significant factors could cause the actual results to differ materially; refer to the General Risks of the Company in the Company's latest filing on Form 10-K.

Presentation of Operating Results

   The following tables contain the combined operating results of the Company's Consolidated Businesses and the Unconsolidated Joint Ventures. Income allocated to the noncontrolling partners of the Operating Partnership and preferred interests is deducted to arrive at the results allocable to the Company's common shareowners. Because the net equity of the Operating Partnership is less than zero, the income allocated to the noncontrolling partners is equal to their share of distributions. The net equity of these minority partners is less than zero due to accumulated distributions in excess of net income and not as a result of operating losses. Distributions to partners are usually greater than net income because net income includes non-cash charges for depreciation and amortization, although distributions were less than net income during 2000 due to the gain on the disposition of Lakeside described above. The Company's average ownership percentage of the Operating Partnership was approximately 63% for all periods presented. The results of Twelve Oaks are included in the Consolidated Businesses subsequent to the closing of the transaction, while both Twelve Oaks and Lakeside are included as Unconsolidated Joint Ventures for previous periods.

Comparison of the Three Months Ended September 30, 2000 to the Three Months Ended September 30, 1999

   The following table sets forth operating results for the three months ended September 30, 2000 and September 30, 1999, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

------------------------------------------------------------------------------------------------------------------------------------
                                         Three Months Ended September 30, 2000             Three Months Ended September 30, 1999 (1)
------------------------------------------------------------------------------------------------------------------------------------

                                                        UNCONSOLIDATED                                   UNCONSOLIDATED
                                      CONSOLIDATED         JOINT                        CONSOLIDATED        JOINT
                                       BUSINESSES         VENTURES(2)         TOTAL      BUSINESSES(3)     VENTURES(2)       TOTAL
------------------------------------------------------------------------------------------------------------------------------------
                                                                           (in millions of dollars)

REVENUES:
  Minimum rents                              38.7           33.7             72.4          33.6             39.3               72.9
  Percentage rents                            0.6            0.3              0.9           0.5              0.3                0.8
  Expense recoveries                         22.4           17.0             39.5          18.7             20.8               39.5
  Management, leasing and
    development                               5.1                             5.1           6.4                                 6.4
  Other                                       7.9            1.2              9.1           4.0              1.6                5.5
                                              ---            ---              ---           ---              ---                ---
Total revenues                               74.8           52.3            127.0          63.1             62.0              125.1

OPERATING COSTS:
  Recoverable expenses                       20.4           14.9             35.2          16.6             17.3               33.9
  Other operating                             6.5            2.9              9.4           6.8              3.5               10.3
  Management, leasing and
    development                               4.6                             4.6           4.3                                 4.3
  General and administrative                  4.6                             4.6           4.4                                 4.4
  Interest expense                           14.7           16.0             30.8          13.5             16.4               29.9
  Depreciation and amortization (4)          14.8            6.8             21.6          13.4              7.4               20.8
                                             ----           ----             ----          ----             ----               ----
Total operating costs                        65.6           40.7            106.2          59.0             44.5              103.6
Net results of Memorial City (2)                                                           (0.4)                               (0.4)
                                             ----           ----             ----          ----             ----               ----
                                              9.2           11.6             20.8           3.7             17.5               21.2
                                                            ====             ====                           ====               ====

Equity in net income of
  Unconsolidated Joint Ventures (4)           5.1                                           8.9
                                              ---                                           ---
Income before gain on disposition and
  minority and preferred interests           14.3                                          12.6
Gain on disposition of interest in
  center                                     85.3
TRG preferred distributions                  (2.3)                                         (0.5)
Minority share of income                    (47.3)                                         (3.7)
Distributions less than (in excess of)
  minority share of income                   39.8                                          (3.8)
                                             ----                                          ----
Net income                                   89.8                                           4.6
Series A preferred dividends                 (4.2)                                         (4.2)
                                             ----                                          ----
Net income available to
  common  shareowners                        85.7                                           0.4
                                             ====                                          ====

SUPPLEMENTAL INFORMATION (5):
  EBITDA - 100%                              38.6           34.5             73.1          30.8             41.2               72.1
  EBITDA - outside partners' share           (1.5)         (16.3)           (17.8)         (1.2)           (18.5)             (19.8)
                                             ----           ----             ----          ----             ----               ----
  EBITDA contribution                        37.0           18.2             55.2          29.6             22.7               52.3
  Beneficial Interest Expense               (13.4)          (8.6)           (22.0)        (12.3)            (8.7)             (21.1)
  Non-real estate depreciation               (0.8)                           (0.8)         (0.7)                               (0.7)
  Preferred dividends and                    (6.4)                           (6.4)         (4.7)                               (4.7)
    distributions
                                             ----           ----             ----          ----             ----               ----
  Funds from Operations contribution         16.4            9.6             26.0          12.0             13.9               25.9
                                             ====           ====             ====          ====             ====               ====


(1) The results have been restated to reflect the adoption of Staff Accounting Bulletin 101.
(2) With the exception of the Supplemental Information, amounts represent 100% of the Unconsolidated Joint Ventures. Amounts are net of intercompany profits.
(3) The results of operations of Memorial City are presented net in this table. The Operating Partnership terminated its Memorial City lease on April 30, 2000.
(4) Amortization of the Company's additional basis in the Operating Partnership included in equity in net income of Unconsolidated Joint Ventures was $0.8 million and $1.1 million in 2000 and 1999, respectively. Also, amortization of the additional basis included in depreciation and amortization was $1.1 million and $0.9 million in 2000 and 1999, respectively.
(5) EBITDA represents earnings before interest and depreciation and amortization. EBITDA excludes gains on dispositions of depreciated operating properties. Funds from Operations is defined and discussed in Liquidity and Capital Resources.
(6)  Amounts in the table may not add due to rounding.

Consolidated Businesses

   Total revenues for the three months ended September 30, 2000 were $74.8 million, a 18.5% increase over the comparable period in 1999. Minimum rent increased $5.1 million primarily due to the inclusion of Twelve Oaks, increased occupancy at MacArthur Center, tenant rollovers, and other sources of rental revenues including temporary tenants and advertising space arrangements. Expense recoveries increased primarily due to Twelve Oaks. Management, leasing, and development revenues decreased primarily due to a reduction in fees in certain managed centers, and the timing and completion status of certain other contracts and services. Other revenue increased primarily due to an increase in gains on sales of peripheral land.

   Total operating costs were $65.6 million, an 11.2% increase over the comparable period in 1999. Recoverable expenses and depreciation and amortization increased primarily due to Twelve Oaks. Interest expense increased primarily due to an increase in interest rates and the debt assumed and incurred relating to Twelve Oaks, partially offset by a reduction in interest expense on debt paid down with the proceeds of the preferred equity offerings.

Unconsolidated Joint Ventures

   Total revenues for the three months ended September 30, 2000 were $52.3 million, a 15.6% decrease from the comparable period of 1999. Total operating costs decreased by $3.8 million to $40.7 million for the three months ended September 30, 2000. Revenues and operating costs both decreased primarily because the Twelve Oaks and Lakeside results were only included through the transaction date. A decrease in interest expense of $1.3 million due to the Twelve Oaks and Lakeside transaction was partially offset by increases in interest rates.

   As a result of the foregoing, net income of the Unconsolidated Joint Ventures decreased by 33.7% to $11.6 million. The Company's equity in net income of the Unconsolidated Joint Ventures was $5.1 million, a 42.7% decrease from the comparable period in 1999.

Net Income

   As a result of the foregoing, the Company's income before gain on disposition and minority and preferred interests increased 13.5% to $14.3 million for the three months ended September 30, 2000. During the third quarter of 2000, the Company recognized a $85.3 million gain on the disposition of its interest in Lakeside. Distributions of $2.3 million to the Operating Partnership's Series C and D Preferred Equity owners were made in 2000. After payment of $4.2 million in Series A preferred dividends, net income available to common shareowners for 2000 was $85.7 million compared to $0.4 million in 1999.

Comparison of the Nine Months Ended September 30, 2000 to the Nine Months Ended September 30, 1999

   The following table sets forth operating results for the nine months ended September 30, 2000 and September 30, 1999, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

------------------------------------------------------------------------------------------------------------------------------------
                                         Nine Months Ended September 30, 2000              Nine Months Ended September 30, 1999 (1)
------------------------------------------------------------------------------------------------------------------------------------

                                                     UNCONSOLIDATED                                     UNCONSOLIDATED
                                    CONSOLIDATED        JOINT                         CONSOLIDATED          JOINT
                                    BUSINESSES(2)      VENTURES(3)        TOTAL       BUSINESSES(2)       VENTURES(3)       TOTAL
------------------------------------------------------------------------------------------------------------------------------------
                                                                          (in millions of dollars)

REVENUES:

  Minimum rents                          108.5           112.6             221.1          98.1            116.6              214.7
  Percentage rents                         2.4             1.3               3.8           2.0              1.2                3.2
  Expense recoveries                      64.5            58.1             122.6          56.2             61.1              117.3
  Management, leasing and
    development                           17.7                              17.7          18.1                                18.1
  Other                                   21.2             4.0              25.2          12.1              4.9               17.0
                                          ----            ----              ----          ----             ----               ----
Total revenues                           214.3           176.0             390.3         186.5            183.8              370.3

OPERATING COSTS:
  Recoverable expenses                    56.6            48.6             105.2          48.9             50.4               99.3
  Other operating                         20.2            10.3              30.5          22.1             10.1               32.2
  Management, leasing and
    development                           14.2                              14.2          13.1                                13.1
  General and administrative              13.9                              13.9          13.6                                13.6
  Interest expense                        41.6            50.1              91.7          38.2             47.0               85.2
  Depreciation and amortization (4)       42.0            22.6              64.6          38.4             22.1               60.4
                                          ----            ----              ----         -----             ----               ----
Total operating costs                    188.5           131.6             320.1         174.3            129.5              303.8
Net results of Memorial City (2)          (1.6)                             (1.6)         (0.9)                               (0.9)
                                          ----            ----              ----          ----             ----               ----
                                          24.2            44.4              68.6          11.2             54.3               65.5
                                                          ====              ====                           ====               ====

Equity in income before
  extraordinary items of
  Unconsolidated Joint Ventures (4)       21.4                                            28.2
                                          ----                                            ----
Income before gain on disposition,
  extraordinary items, and minority
  and preferred interests                 45.6                                            39.4
Gain on disposition of interest in
   center                                 85.3
Extraordinary items                       (9.3)                                           (0.3)
TRG preferred distributions               (6.8)                                           (0.5)
Minority share of income                 (52.4)                                          (13.1)
Distributions less than (in excess of)
  minority share of income                29.8                                            (9.4)
                                          ----                                            ----
Net income                                92.3                                            16.1
Series A preferred dividends             (12.5)                                          (12.5)
                                          ----                                            ----
Net income available to
  common  shareowners                     79.9                                             3.6
                                          ====                                            ====

SUPPLEMENTAL INFORMATION (5):
  EBITDA - 100%                          108.6           117.1             225.7          88.1            123.3              211.4
  EBITDA - outside partners' share        (5.7)          (53.8)            (59.5)         (2.4)           (54.8)             (57.2)
                                          ----            ----              ----          ----             ----               ----
  EBITDA contribution                    102.9            63.3             166.2          85.7             68.5              154.3
  Beneficial Interest Expense            (37.8)          (26.7)            (64.5)        (35.8)           (25.2)             (61.0)
  Non-real estate depreciation            (2.3)                             (2.3)         (1.9)                               (1.9)
  Preferred dividends and
    distributions                        (19.2)                            (19.2)        (13.0)                              (13.0)
                                          ----            ----              ----          ----             ----               ----
  Funds from Operations contribution      43.6            36.6              80.2          35.0             43.4               78.4
                                          ====            ====              ====          ====             ====               ====

(1) The results have been restated to reflect the adoption of Staff Accounting Bulletin 101.
(2) The results of operations of Memorial City are presented net in this table. The Operating Partnership terminated its Memorial City lease on April 30, 2000.
(3) With the exception of the Supplemental Information, amounts represent 100% of the Unconsolidated Joint Ventures. Amounts are net of intercompany profits.
(4) Amortization of the Company's additional basis in the Operating Partnership included in equity in income before extraordinary items of Unconsolidated Joint Ventures was $3.0 million and $3.5 million in 2000 and 1999, respectively. Also, amortization of the additional basis included in depreciation and amortization was $3.0 million and $2.9 million in 2000 and 1999, respectively.
(5) EBITDA represents earnings before interest and depreciation and amortization. EBITDA excludes gains on dispositions of depreciated operating properties. Funds from Operations is defined and discussed in Liquidity and Capital Resources.
(6)  Amounts in the table may not add due to rounding.

Consolidated Businesses

   Total revenues for the nine months ended September 30, 2000 were $214.3 million, a 14.9% increase over the comparable period in 1999. Minimum rents increased $10.4 million of which $4.2 million was due to the opening of MacArthur Center. Minimum rents also increased due to the inclusion of Twelve Oaks, tenant rollovers and new sources of rental income, including temporary tenants and advertising space arrangements. Expense recoveries increased primarily due to MacArthur Center and Twelve Oaks. Other revenue increased primarily due to increases in gains on sales of peripheral land and interest income, partially offset by a decrease in lease cancellation revenue.

   Total  operating  costs  increased  $14.2 million to $188.5 million,  an 8.1%
increase over the comparable period in 1999. Recoverable expenses and depreciation and amortization increased primarily due to MacArthur Center and Twelve Oaks. Other operating expense decreased primarily due to a decrease in the charge to operations for costs of pre-development activities partially offset by MacArthur Center, Twelve Oaks, the Lord Associates transaction, and increases in bad debt expense. Interest expense increased primarily due to an increase in interest rates and borrowings, in addition to a decrease in capitalized interest upon opening of MacArthur Center and the debt assumed and incurred related to Twelve Oaks. These increases were offset by a reduction in interest expense on debt paid down with the proceeds of the preferred equity offerings.

Unconsolidated Joint Ventures

   Total revenues for the nine months ended September 30, 2000 were $176.0 million, a 4.2% decrease from the comparable period of 1999. Minimum rents and expense recoveries decreased primarily because the Twelve Oaks and Lakeside results were only included through the transaction date. Other revenue decreased primarily due to decreases in lease cancellation revenue.

   Total operating costs increased by $2.1 million to $131.6 million for the nine months ended September 30, 2000. Recoverable expenses decreased primarily due to Twelve Oaks and Lakeside. Interest expense increased primarily due to the additional debt at Cherry Creek as well as increases in interest rates, partially offset by Twelve Oaks and Lakeside.

   As a result of the foregoing, income before extraordinary items of the Unconsolidated Joint Ventures decreased 18.2% to $44.4 million. The Company's equity in income before extraordinary items of the Unconsolidated Joint Ventures was $21.4 million, a 24.1% decrease from the comparable period in 1999.

Net Income

   As a result of the foregoing, the Company's income before gain on disposition, extraordinary items and minority and preferred interests increased 15.7% to $45.6 million for the nine months ended September 30, 2000. During 2000, extraordinary charges of $9.3 million were recognized related to the refinancing of the debt on Stamford Town Center. During the nine months ended September 30, 2000 the Company recognized an $85.3 million gain on the disposition of its interest in Lakeside. Distributions of $6.8 million to the Operating Partnership's Series C and D Preferred Equity owners were made in 2000. After payment of $12.5 million in Series A preferred dividends, net income available to common shareowners for 2000 was $79.9 million compared to $3.6 million in 1999.

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

   As of September 30, 2000, the Company had a consolidated cash balance of $24.1 million. Additionally, the Company has a secured $200 million line of credit. This line had $58.0 million of borrowings as of September 30, 2000 and expires in September 2001. The Company also has available a second secured bank line of credit of up to $40 million. The line had $21.2 million of borrowings as of September 30, 2000 and expires in August 2001.

Debt and Equity Transactions

   Discussion of significant debt and equity transactions occurring in the nine months ended September 30, 2000 which affected operations is contained in the Results of Operations. In addition to the transactions described therein, in June 2000, the Operating Partnership closed on a $220 million three-year construction facility for The Shops at Willow Bend. The rate on the loan is LIBOR plus 1.85 percent. The loan has two, one-year extension options.

   In March 2000, the Company's Board of Directors authorized the purchase of up to $50 million of the Company's common stock in the open market. The stock may be purchased from time to time as market conditions warrant. As of September 30, 2000, the Company had purchased 1,362,100 shares for approximately $15.3 million.

Summary of Investing Activities

   Net cash used in investing activities was $150.4 million in 2000 compared to $145.7 million in 1999. Cash used in investing activities was impacted by the timing of capital expenditures, with additions to properties in 2000 and 1999 for the construction of MacArthur Center, Great Lakes Crossing, International Plaza, The Mall at Wellington Green, The Shops at Willow Bend, as well as other development activities and other capital items. Proceeds from sales of peripheral land were $2.6 million, an increase of $1.1 million from 1999. In 2000, the initial investment in MerchantWired was made, while in 1999, $7.4 million was invested in Fashionmall.com, Inc. In addition, $23.6 million in costs were incurred (net of cash acquired) in connection with the exchange of interests in centers in 2000. Contributions to Unconsolidated Joint Ventures were $6.4 million in 2000 and $37.9 million in 1999, primarily representing funding for construction and expansion activities. After considering $45.2 million in excess mortgage refinancing proceeds distributed in 1999, distributions received from joint ventures were consistent in both periods.

Summary of Financing Activities

   Financing activities contributed cash of $62.7 million, a decrease of $12.3 million from the $75.0 million in 1999. Borrowings net of repayments and issuance costs increased by $76.0 million to $158.5 million in 2000 although an additional $72.9 million was provided by the issuance of preferred equity in 1999. Stock repurchases of $15.3 million in 2000 were made in connection with the ongoing stock repurchase program. Distributions to minority and preferred interests increased by $6.3 million due to the September and November 1999 issuances of the Series C and Series D preferred equity.

Beneficial Interest in Debt

    At September 30, 2000, the Operating Partnership's debt and its beneficial interest in the debt of its Consolidated and Unconsolidated Joint Ventures totaled $1,504.6 million. As shown in the following table, there was no unhedged floating rate debt at September 30, 2000. Interest rates shown do not include amortization of debt issuance costs and interest rate hedging costs. These items are reported as interest expense in the results of operations. In the aggregate, these costs added 0.50% to the effective rate of interest on beneficial interest in debt at September 30, 2000. Included in beneficial interest in debt is debt used to fund development and expansion costs. Beneficial interest in assets on which interest is being capitalized totaled $455.2 million as of September 30, 2000. Beneficial interest in capitalized interest was $8.5 million and $20.7 million for the three and nine months ended September 30, 2000.

                                                                    Beneficial Interest in Debt
                                                      -------------------------------------------------------------
                                                        Amount     Interest       LIBOR      Frequency       LIBOR
                                                     (in millions   Rate at        Cap        of Rate         at
                                                      of dollars)   9/30/00       Rate         Resets       9/30/00
                                                      -----------   -------      ------       -------       -------
Total beneficial interest in fixed rate debt             $791.1      7.58%(1)
Floating rate debt hedged via interest rate caps:
     Through October 2000                                  84.0      7.85 (2)      6.50 %   Monthly           6.62 %
     Through December 2000                                100.0(3)   7.69 (1)      7.00     Monthly           6.62
     Through October 2001                                  50.0      7.07          8.55     Monthly           6.62
     Through January 2002                                  53.4      7.93 (1)      9.50     Monthly           6.62
     Through March 2002                                   144.5      8.13          7.25     Monthly           6.62
     Through July 2002                                     43.4      7.65 (2)      6.50     Monthly           6.62
     Through August 2002                                   38.0      7.42          8.20     Monthly           6.62
     Through September 2002                                75.0(4)   8.22 (1)(5)   7.00     Monthly           6.62
     Through October 2002                                  13.2(6)   8.47 (1)      7.10     Monthly           6.62
     Through May 2003                                      56.0(7)   8.48          7.15     Monthly           6.62
     Through September 2003                                56.0(8)   7.69 (1)      7.00     Monthly           6.62
                                                           ----

Total beneficial interest in debt                      $1,504.6      7.73 (1)
                                                       ========

(1)  Denotes weighted average interest rate.
(2)  Rate reflects impact of interest rate cap.
(3) This debt is additionally hedged via an interest rate cap for the period December 2000 through March 2002 at a one-month LIBOR cap rate of 7.25%.
(4)  This cap amount increases to $100 million in February 2001.
(5) This cap has an embedded swap with a rate of 6.14% when LIBOR is below 6.7% effective October 2000.
(6) This construction debt is additionally hedged with a $50.0 million notional amount interest rate cap of a 26.4% owned unconsolidated joint venture for the period November 2000 through October 2002 at a one-month LIBOR cap rate of 7.1%.
(7) The notional amount on the cap, which hedges a construction facility, accretes $7 million a month until it reaches $147 million.
(8) Two caps were purchased by a 90% owned consolidated joint venture to hedge an anticipated construction facility. One is a 7.0% cap with a notional amount of $70 million for the period October 2000 through September 2003. The second is a 7.25% cap beginning at a notional amount of $6 million in January 2001 and accreting $6 million per month up to $70 million. This cap also expires September 2003.

Sensitivity Analysis

   The Company has exposure to interest rate risk on its debt obligations and interest rate instruments. Based on the Operating Partnership's beneficial interest in debt and interest rates in effect at September 30, 2000, a one percent increase in interest rates on floating rate debt would decrease annual cash flows by approximately $3.8 million and, due to the effect of capitalized interest, annual earnings by approximately $2.6 million. A one percent decrease in interest rates on floating rate debt would increase annual cash flows and earnings by approximately $7.0 million and $4.3 million, respectively. Based on the Company's consolidated debt and interest rates in effect at September 30, 2000, a one percent increase in interest rates would decrease the fair value of debt by approximately $21.8 million, while a one percent decrease in interest rates would increase the fair value of debt by approximately $30.7 million.

Covenants and Commitments

   Certain loan agreements contain various restrictive covenants, including limitations on net worth, minimum debt service and fixed charges coverage ratios, a maximum payout ratio on distributions, and a minimum debt yield ratio, the latter being the most restrictive. The Company is in compliance with all of such covenants.

   Payments of principal and interest on the loans in the following table are guaranteed by the Operating Partnership as of September 30, 2000. All of the loan agreements provide for a reduction of the amounts guaranteed as certain center performance and valuation criteria are met.

                                                   TRG's           Amount of
                                                beneficial       loan balance       % of loan
                                               interest in        guaranteed         balance        % of interest
                           Loan balance        loan balance         by TRG         guaranteed        guaranteed
Center                     as of 9/30/00       as of 9/30/00     as of 9/30/00       by TRG            by TRG
------                     -------------       -------------     -------------       ------            ------
                                         (in millions of dollars)

Arizona Mills  (1)               142.2             52.4              13.1                9%                9%
Dolphin Mall                      86.3             43.2              43.2               50%              100%
Great Lakes Crossing             170.0            144.5             170.0              100%              100%
International Plaza               47.2             12.5              47.2              100% (2)          100%(2)
MacArthur Center  (3)            120.0             84.0              60.0               50%               50%
The Shops at Willow Bend          64.5             64.5              64.5              100%              100%

(1) In October 2000, the Unconsolidated Joint Venture that owns Arizona Mills completed a $146 million secured financing which is not guaranteed by the Operating Partnership.
(2) The new investor in the International Plaza venture has indemnified the Operating Partnership to the extent of approximately 25% of the amounts guaranteed.
(3) In October 2000, MacArthur Center completed a $145 million secured financing which is not guaranteed by the Operating Partnership.

   In addition, the Operating Partnership guarantees the $100 million facility secured by an interest in Twelve Oaks that was obtained in August 2000 (See "Results of Operations - Significant Debt, Equity, and Other Transactions").

Subsequent Events

   In October 2000, the 37% owned Unconsolidated Joint Venture that owns Arizona Mills completed a $146 million secured financing. The financing has an all-in rate of approximately 8.0% and matures in October 2010. The proceeds were primarily used to repay the existing $142.2 million mortgage and to fund transaction costs.

   In October 2000, MacArthur Center completed a $145 million secured financing. The financing has an all-in rate of approximately 7.8% and matures in October 2010. The proceeds were used to repay the existing $120 million construction loan and transaction costs. The remaining net proceeds of approximately $23.9 million were distributed to the Operating Partnership, which contributed all of the equity funding for the development of MacArthur Center. The Operating Partnership used the distribution to pay down its line of credit.

   In November 2000, the 50% owned Unconsolidated Joint Venture that is developing The Mall at Millenia closed on a $160.4 million construction facility. The rate on the facility is LIBOR plus 1.95% and matures in November 2003, with two one-year extension options. The Operating Partnership has guaranteed the payment of 50% of the principal and interest. The rate and the amount guaranteed may be reduced once certain performance and valuation criteria are met.

Funds from Operations

   A principal factor that the Company considers in determining dividends to shareowners is Funds from Operations (FFO), which is defined as income before extraordinary items, real estate depreciation and amortization, and the allocation to the minority interest in the Operating Partnership, less preferred dividends and distributions. Gains on dispositions of depreciated operating properties are excluded from FFO.

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

Reconciliation of Net Income to Funds from Operations

                                                             Three Months Ended             Three Months Ended
                                                             September 30, 2000             September 30, 1999
                                                            --------------------           --------------------
                                                                         (in millions of dollars)
Income before gain on disposition of center
   and minority and preferred interests (1)                         14.3                           12.6
Depreciation and amortization (2)                                   14.8                           13.6
Share of Unconsolidated Joint Ventures'
   depreciation and amortization (3)                                 4.4                            5.0
Non-real estate depreciation                                        (0.8)                          (0.7)
Minority interest share of depreciation                             (0.2)
Preferred dividends and distributions                               (6.4)                          (4.7)
                                                                    ----                           ----
Funds from Operations                                               26.0                           25.9
                                                                    ====                           ====
Funds from Operations allocable to the Company                      16.3                           16.3
                                                                    ====                           ====

(1) Includes gains on peripheral land sales of $3.2 million and $0.5 million for the three months ended September 30, 2000 and September 30, 1999, respectively. Excludes gain on disposition of interest in center of $85.3 million for the three months ended September 30, 2000.
(2) Includes $0.5 million of mall tenant allowance amortization for both the three months ended September 30, 2000 and September 30, 1999.
(3) Includes $0.3 million and $0.4 million of mall tenant allowance amortization for the three months ended September 30, 2000 and September 30, 1999, respectively.
(4)  Amounts in this table may not add due to rounding.

                                                              Nine Months Ended              Nine Months Ended
                                                             September 30, 2000             September 30, 1999
                                                            -------------------            -------------------
                                                                         (in millions of dollars)
Income before gain on disposition of center,
   extraordinary items and minority and
   preferred interests (1)                                          45.6                           39.4
Depreciation and amortization (2)                                   43.0                           38.7
Share of Unconsolidated Joint Ventures'
   depreciation and amortization (3)                                15.0                           15.2
Non-real estate depreciation                                        (2.3)                          (1.9)
Minority interest share of depreciation                             (1.9)
Preferred dividends and distributions                              (19.2)                         (13.0)
                                                                   -----                          -----
Funds from Operations                                               80.2                           78.4
                                                                    ====                           ====
Funds from Operations allocable to the Company                      50.2                           49.3
                                                                    ====                           ====

(1) Includes gains on peripheral land sales of $7.2 million and $1.4 million for the nine months ended September 30, 2000 and September 30, 1999, respectively. Excludes gain on disposition of interest in center of $85.3 million for the nine months ended September 30, 2000.
(2) Includes $1.6 million and $1.5 million of mall tenant allowance amortization for the nine months ended September 30, 2000 and September 30, 1999, respectively.
(3) Includes $0.9 million of mall tenant allowance amortization for both the nine months ended September 30, 2000 and September 30, 1999.
(4)      Amounts in this table may not add due to rounding.

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

   On September 7, 2000, the Company declared a quarterly dividend of $0.245 per common share payable October 20, 2000 to shareowners of record on September 29, 2000. The Board of Directors also declared a quarterly dividend of $0.51875 per share on the Company's 8.3% Series A Preferred Stock for the quarterly dividend period ended September 30, 2000, which was paid on September 29, 2000 to shareowners of record on September 19, 2000.

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

Capital Spending

   Capital spending for routine maintenance of the shopping centers is generally recovered from tenants. The following table summarizes planned capital spending, which is not recovered from tenants and assumes no acquisitions during 2000:

                                                                                2000
                                                 ----------------------------------------------------------------
                                                                                          Beneficial Interest in
                                                                      Unconsolidated      Consolidated Businesses
                                                      Consolidated         Joint            and Unconsolidated
                                                       Businesses        Ventures(1)       Joint Ventures  (1) (2)
                                                 ----------------------------------------------------------------
                                                                      (in millions of dollars)
Development, renovation, and expansion                    187.2(3)         284.2(4)                 302.7
Mall tenant allowances                                      9.3              3.8                     10.9
Pre-construction development and other                     12.5              0.3                     12.6
                                                           ----             ----                     ----
Total                                                     209.0            288.3                    326.2
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

   In September 1999, the Company finalized a partnership agreement with Swerdlow Real Estate Group to jointly develop Dolphin Mall, a 1.4 million square foot value regional center located in Miami, Florida. The center is scheduled, and expected, to open in March 2001, although certain permitting and certificate of occupancy issues have limited the Company's ability to maximize occupancy at opening. Approximately 150 tenants are expected to open initially with an additional 50 tenants opening over a three to four month period. Dolphin is presently anticipated to cost up to $20 million higher than originally projected or approximately $290 million. The Company currently estimates an unleveraged return of approximately 9 percent in 2001 on its share of average spending of approximately $145 million. The returns for 2002 and 2003 are expected to be approximately 10.5% and 11.0%, respectively.

   The Shops at Willow Bend, a new 1.4 million square foot center under construction in Plano, Texas, will be anchored by Neiman Marcus, Saks Fifth Avenue, Lord & Taylor, Foley's and Dillard's. The center is scheduled to open in August 2001; Saks Fifth Avenue will open in 2004. The Mall at Wellington Green, a 1.3 million square foot center under construction in west Palm Beach County, Florida, will initially be anchored by Lord & Taylor, Burdines, Dillard's and JCPenney. A fifth anchor, Nordstrom, is obligated under the reciprocal easement agreement to open within 24 months of the opening of the center and is presently expected to open in the Spring of 2003. The center, scheduled to open in October 2001, will be owned by a joint venture in which the Operating Partnership has a 90% controlling interest.

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

   The Company expects returns on The Mall at Willow Bend, International Plaza, and Wellington Green to average slightly under ten percent for the four months on average that these centers will be open in 2001. The Company's share of costs for the three centers is projected to be approximately $525 million during these four months. For 2002, the Company expects returns to average above 10.5 percent on approximately $565 million of costs and in 2003, expects returns of 11 percent. These returns exclude land sale gains upon which interest expense savings on the gains will add approximately 0.25 percent to the projects' returns, based on interest savings due to the reduction of debt.

   The Operating Partnership has entered into a joint venture to develop The Mall at Millenia currently under construction in Orlando, Florida. This project is expected to open in October 2002. The Mall at Millenia will be anchored by Bloomingdale's, Macy's, and Neiman Marcus.

   The total cost, prior to anticipated recoveries, of these five projects is anticipated to be approximately $1.3 billion. The Company's beneficial investment in the projects will be approximately $810 million, as four of these projects are joint ventures. While the Company intends to finance approximately 75 percent of each new center with construction debt, the Company has a greater responsibility for the project equity (approximately $259 million). Substantially all of the project equity for the five projects currently under construction has been funded through the Operating Partnership's preferred equity offerings, contributions from the new joint venture partner in the International Plaza project, and borrowings under the Company's lines of credit. With respect to the construction loan financing, the Company has closed on financing for Dolphin Mall, The Shops at Willow Bend, International Plaza, and The Mall at Millenia. The financing on The Mall at Wellington Green is expected to be completed in the first half of 2001.

   Additionally, a 21-screen theater opened in May 2000 at Fairlane, in the Detroit metropolitan area. At Fair Oaks in the Washington, D.C. area, Hecht's expansion opened in February 2000, and a JCPenney expansion and a newly constructed Macy's store opened in the fall of 2000. The Operating Partnership's share of the cost of these projects is approximately $9.8 million.

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

   The Operating Partnership anticipates that its share of costs for development projects scheduled to be completed in 2001 and 2002 will be as much as $264 million in 2001 and $46 million in 2002. Estimates of future capital spending include only projects approved by the Company's Board of Directors and, consequently, estimates will change as new projects are approved. Estimates regarding capital expenditures and returns presented above are forward-looking statements and certain significant factors could cause the actual results to differ materially, including but not limited to: 1) actual results of negotiations with anchors, tenants and contractors; 2) changes in the scope and number of projects; 3) cost overruns; 4) timing of expenditures; 5) financing considerations; 6) actual time to complete projects; 7) changes in the economic climate; 8) competition from others in attracting tenants and customers; and 9) increases in operating costs.

Cash Tender Agreement

   A. Alfred Taubman has the annual right to tender to the Company units of partnership interest in the Operating Partnership (provided that the aggregate value is at least $50 million) and cause the Company to purchase the tendered interests at a purchase price based on a market valuation of the Company on the trading date immediately preceding the date of the tender (the Cash Tender Agreement). At A. Alfred Taubman's election, his family, and certain others may participate in tenders. The Company will have the option to pay for these interests from available cash, borrowed funds, or from the proceeds of an offering of the Company's common stock. Generally, the Company expects to finance these purchases through the sale of new shares of its stock. The tendering partner will bear all market risk if the market price at closing is less than the purchase price and will bear the costs of sale. Any proceeds of the offering in excess of the purchase price will be for the sole benefit of the Company.

   Based on a market value at September 30, 2000 of $11.56 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $279 million. The purchase of these interests at September 30, 2000 would have resulted in the Company owning an additional 29% interest in the Operating Partnership.

New Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether it qualifies for hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 2000. The Company's derivatives consist primarily of interest rate cap agreements which the Company purchases to reduce its exposure to increases in rates on its floating rate debt. The Company expects that the primary impact of its adoption of SFAS 133 will be the timing of the recognition in income of the costs of these agreements. This may cause earnings volatility as the value of these agreements may change from period to period. The amount recognized by the Company as a transition adjustment will depend upon the value of these agreements as of January 1, 2001, the Company's anticipated transition date. Changes in the value of interest rate agreements that hedge construction facilities or debt that has been used to fund capital additions eligible for interest capitalization will be included in the amount of interest capitalized. As of September 30, 2000, the net book value of the Company's share of consolidated and Joint Venture interest rate agreements is $9.2 million, of which $5.9 million relates to construction facilities.

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

                                                     TAUBMAN CENTERS, INC.



Date:    November 14, 2000                   By: /s/  Lisa A. Payne
                                                -------------------------------
                                                Lisa A. Payne
                                                Executive Vice President and
                                                Chief Financial Officer

                                  EXHIBIT INDEX

        Exhibit
        Number
        -------
              12       -- Statement  Re:  Computation  of Taubman  Centers, Inc.
                          Ratio of Earnings to Combined Fixed Charges and Preferred Dividends and Distributions.

              27       -- Financial Data Schedule.