Form 10-K
period 2000-12-31
TAUBMAN CENTERS INC
filed 2001-03-26
CIK 890319

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2000.

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to _________________
     Commission File Number 1-11530

                              TAUBMAN CENTERS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

          Michigan                                             38-2033632
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                           Identification No.)

       200 East Long Lake Road
       Suite 300, P.O. Box 200
      Bloomfield Hills, Michigan                               48303-0200
(Address of principal executive office)                         (Zip Code)

Registrant's telephone number, including area code:          (248) 258-6800

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
     Title of each class                               on which registered
     -------------------                          ---------------------------
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

   ___   Indicate by a check mark if disclosure of delinquent filers pursuant to
         Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of March 22, 2001, the aggregate market value of the 49,644,031 shares of Common Stock held by non-affiliates of the registrant was $598 million, based upon the closing price $12.05 on the New York Stock Exchange composite tape on such date. (For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the registrant and certain other shareholders; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.) As of March 22, 2001, there were outstanding 50,038,272 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders meeting to be held in 2001 are incorporated by reference into Part III.

                                     PART I

Item 1.  BUSINESS

The Company

     Taubman Centers, Inc. (the "Company" or "TCO") was incorporated in Michigan in 1973 and had its initial public offering ("IPO") in 1992. Upon completion of the IPO, the Company became the managing general partner of The Taubman Realty Group Limited Partnership (the "Operating Partnership" or "TRG"). The Company has a 62% partnership interest in the Operating Partnership, through which the Company conducts all its operations. The Company owns, develops, acquires, and operates regional shopping centers ("Centers") and interests therein. The Company's portfolio, as of December 31, 2000, included 16 urban and suburban Centers located in seven states. One additional Center opened in March 2001 and four other Centers are under construction and are expected to open in 2001 and 2002. The Operating Partnership also owns certain regional retail shopping center development projects and more than 99% of The Taubman Company Limited Partnership (the "Manager"), which manages the shopping centers, and provides other services to the Operating Partnership and the Company. See the table on pages 12 and 13 of this report for information regarding the Centers.

     The Company is a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the "Code"). In order to satisfy the provisions of the Code applicable to REITs, the Company must distribute to its shareholders at least 90% of its REIT taxable income and meet certain other requirements. TRG's partnership agreement provides that the Operating Partnership will distribute, at a minimum, sufficient amounts to its partners such that the Company's pro rata share will enable the Company to pay shareholder dividends (including capital gains dividends that may be required upon the Operating Partnership's sale of an asset) that will satisfy the REIT provisions of the Code.

Recent Developments

     For a discussion of business developments that occurred in 2000, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A).

The Shopping Center Business

     There are several types of retail shopping centers, varying primarily by size and marketing strategy. Retail shopping centers range from neighborhood centers of less than 100,000 square feet of GLA to regional and super-regional shopping centers. Retail shopping centers in excess of 400,000 square feet of
GLA are generally referred to as "regional" shopping centers, while those centers having in excess of 800,000 square feet of GLA are generally referred to as "super-regional" shopping centers. Thirteen of the Centers are "super-regional" centers. In this annual report on Form 10-K, the term "regional shopping centers" refers to both regional and super-regional shopping centers. The term "GLA" refers to gross retail space, including anchors and mall tenant areas, and the term "Mall GLA" refers to gross retail space, excluding anchors. The term "anchor" refers to a department store or other large retail store. The term "mall tenants" refers to stores (other than anchors) that are typically specialty retailers and lease space in shopping centers.

Business of the Company

     The Company, as managing general partner of the Operating Partnership, is engaged in the ownership, management, leasing, acquisition, development and expansion of regional shopping centers.

     The Centers:

     o are strategically located in major metropolitan areas, many in communities that are among the most affluent in the country, including New York City, Los Angeles, Denver, Detroit, Phoenix, Miami, and Washington, D.C.;

     o range in size between 438,000 and 1.6 million square feet of GLA and between 133,000 and 614,000 square feet of Mall GLA. The smallest Center has approximately 50 stores, and the largest has approximately 200 stores. Of the 16 Centers, 13 are super-regional shopping centers;

     o have approximately 2,200 stores operated by its mall tenants under approximately 975 trade names;

     o    have 48 anchors, operating under 15 trade names;

     o lease approximately 78% of Mall GLA to national chains, including subsidiaries or divisions of The Limited (The Limited, Limited Express, Victoria's Secret, and others), The Gap (The Gap, Banana Republic, and others), and Venator Group, Inc. (Foot Locker, Champs Sports, and others); and

     o are among the most productive (measured by mall tenants' average per square foot sales) in the United States. In 2000, mall tenants had average per square foot sales of $479, which is substantially greater than the average for all regional shopping centers owned by public companies.

     The most important factor affecting the revenues generated by the Centers is leasing to mall tenants (primarily specialty retailers), which represents approximately 90% of revenues. Anchors account for less than 10% of revenues because many own their stores and, in general, those that lease their stores do so at rates substantially lower than those in effect for mall tenants.

     The Company's portfolio is concentrated in highly productive super-regional shopping centers. Of the 16 Centers, 14 had annual rent rolls at December 31, 2000 of over $10 million. The Company believes that this level of productivity is indicative of the Centers' strong competitive position and is, in significant part, attributable to the Company's business strategy and philosophy. The Company believes that large shopping centers (including regional and especially super-regional shopping centers) are the least susceptible to direct competition because (among other reasons) anchors and large specialty retail stores do not find it economically attractive to open additional stores in the immediate vicinity of an existing location for fear of competing with themselves. In addition to the advantage of size, the Company believes that the Centers' success can be attributed in part to their other physical characteristics, such as design, layout, and amenities.

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

     o Endeavors to increase overall mall tenants' sales by leasing space to a constantly changing mix of tenants, thereby increasing achievable rents.

     o Seeks to anticipate trends in the retailing industry and emphasizes ongoing introductions of new retail concepts into the Centers. Due in part to this strategy, a number of successful retail trade names have opened their first mall stores in the Centers. In addition, the Company has brought to the Centers "new to the market" retailers. The Company believes that its execution of this leasing strategy is unique in the industry and is an important element in building and maintaining customer loyalty and increasing mall productivity.

     o Provides innovative initiatives that utilize technology and the Internet to heighten the shopping experience for customers, build customer loyalty and increase tenant sales. One such initiative is the Company's ShopTaubman one-to-one marketing program, which connects shoppers and retailers through online websites.

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

     The following table includes the new centers scheduled for opening in 2001 and 2002:

Center                                Opening Date            Size (sq. ft.) Anchors
------                                ------------            -------------  -------

Dolphin Mall                          March 1, 2001           1.4 million    Off  5th  Saks,  Dave  &  Busters,  Cobb
  (Miami, Florida)                                                           Theatres,   Burlington   Coat   Factory,
                                                                             Marshall's, Oshman's, and more

The Shops at Willow Bend              August 3, 2001          1.5 million    Neiman Marcus,  Lord & Taylor,  Foley's,
  (Plano, Texas)                                                             Dillard's, Saks Fifth Avenue (2004)

International Plaza                   September 14, 2001      1.3 million    Neiman   Marcus,   Nordstrom,   Lord   &
  (Tampa, Florida)                                                           Taylor, Dillard's

The Mall at Wellington Green          October 5, 2001         1.3 million    Burdines,  Dillard's,  JCPenney,  Lord &
  (Palm Beach County, Florida)                                               Taylor, Nordstrom (2003)

The Mall at Millenia                  October 18, 2002        1.2 million    Neiman Marcus, Bloomingdales, Macy's
  (Orlando, Florida)

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

     In addition, the Company may make other investments to enhance the value of its business. For example, in May 2000, the Company entered into an agreement to acquire an approximately 6.7% interest in MerchantWired, LLC, a service company providing internet and network infrastructure to shopping centers and retailers. Additionally, in April 1999, the Company made a strategic investment in fashionmall.com, an online landlord. Visitors to the fashionmall website find many of the same retailers found in Taubman centers, including Gap and Banana Republic. Also, in November 1999, the Company acquired the retail leasing firm Lord Associates, which will provide additional resources for the leasing of the four new centers scheduled to open in 2001. Lord Associates has extensive experience with value and entertainment specialty centers and had worked with the Company on the leasing of Great Lakes Crossing.

Expansions of the Centers

     Another potential element of growth is the strategic expansion of existing properties to update and enhance their market positions, by replacing or adding new anchor stores or increasing mall tenant space. Most of the Centers have been designed to accommodate expansions. Expansion projects can be as significant as new shopping center construction in terms of scope and cost, requiring governmental and existing anchor store approvals, design and engineering activities, including rerouting utilities, providing additional parking areas or decking, acquiring additional land, and relocating anchors and mall tenants (all of which must take place with a minimum of disruption to existing tenants and customers). For example, food courts are under construction at Twelve Oaks in the suburban Detroit area and at Woodland in Grand Rapids, Michigan. Both food courts are scheduled to open in the fall of 2001.

     The following table includes information regarding recent development, acquisition, and expansion activities.

Developments:

 Completion Date               Center                  Location
 ---------------               ------                  --------
July 1997                     Tuttle Crossing (1)     Columbus, Ohio
November 1997                 Arizona Mills           Tempe, Arizona
November 1998                 Great Lakes Crossing    Auburn Hills, Michigan
March 1999                    MacArthur Center        Norfolk, Virginia
March 2001                    Dolphin Mall            Miami, Florida

Acquisitions:

 Completion Date               Center                  Location
 ---------------               ------                  --------
September 1997                Regency Square          Richmond, Virginia
December 1997                 Tuttle Leasehold (1)    Columbus, Ohio
December 1997                 The Falls  (1) (2)      Miami, Florida
December 1999                 Great Lakes Crossing -  Auburn Hills, Michigan
                               additional interest (3)
August 2000                   Twelve Oaks -           Novi, Michigan
                               additional interest

Expansions, Renovations and Anchor Conversions:

 Completion Date               Center                  Location
 ---------------               ------                  --------
March 1997                    Beverly Center (4)      Los Angeles, California
August 1997                   Westfarms (5)           West Hartford, Connecticut
November 1997 -
 August 1998                  Cherry Creek (6)        Denver, Colorado
December 1997                 Biltmore (7)            Phoenix, Arizona
November 1998                 Woodland  (8)           Grand Rapids, Michigan
November 1999                 Fairlane (9)            Dearborn, Michigan
November 1999                 Biltmore (10)           Phoenix, Arizona
February 2000 -
 September 2000               Fair Oaks (11)          Fairfax, Virginia
May 2000                      Fairlane (12)           Dearborn, Michigan
December 2000                 Beverly Center (8)      Los Angeles, California
------------------

(1) Centers transferred to GMPT in connection with the GMPT Exchange (see Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations-GMPT Exchange and Related Transactions).
(2) Completely redeveloped and expanded in 1996 before the acquisition of The Falls.
(3)  In December 1999, an additional 5% interest in the center was acquired.
(4)  Broadway converted to Bloomingdale's.
(5) 135,000 square foot expansion followed by the opening of a new Nordstrom in September 1997.
(6) Lord & Taylor opened a new and expanded store in 1997. Additional 132,000 square foot expansion of mall tenant space opened in August of 1998.
(7)  50,000 square foot expansion of mall tenant space completed.
(8)  Mall renovation completed.
(9)  New food court opened.
(10) Macy's expansion completed.
(11) Hecht's opened an expansion in February. Additionally, a JCPenney expansion and newly constructed Macy's opened in the fall.
(12) A 21-screen theater opened.

Internal Growth

     The Centers are among the most productive in the nation when measured by mall tenant's average sales per square foot. Higher sales per square foot enable mall tenants to remain profitable while paying occupancy costs that are a greater percentage of total sales. As leases expire at the Centers, the Company has consistently been able, on a portfolio basis, to lease the available space to existing or new tenants at higher rates.

     Augmenting this growth, the Company is pursuing a number of new sources of revenue from the Centers. For example, the Company has entered into a 15-year lease agreement with JCDecaux, the world's largest street furniture and outdoor advertising company. The agreement created an in-mall advertising program in the Company's portfolio of owned properties, creating new point-of-sale opportunities for retailers and manufacturers as well as heightening the in-mall experience for shoppers. In addition, the Company expects increased revenue from its specialty leasing efforts. In recent years a new industry -- beyond traditional carts and kiosks -- has evolved, with more and better quality specialty tenants. The Company has in place a company-wide program to maximize this opportunity.

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

     Since 1992, the Company has disclosed average rents for mature centers, those centers owned and operated for five years. In the fourth quarter of 2000, the Company began reporting average rent per square foot for centers owned and opened for two years, so that the statistic will be more consistent with other reported statistics. The following table contains certain information regarding per square foot minimum rent at Centers that have been owned and open for at least two years.

                                                     2000              1999
                                                     ----              ----
Average minimum rent per square foot:

     All mall tenants                               $40.25            $39.58
     Stores closing during year                     $39.99            $39.49
     Stores opening during year                     $47.04            $48.01

     The following table contains the information for centers owned and open five years.

                                                    Year Ended December 31
                                        ----------------------------------------

                                         2000    1999(1)  1998(2)  1997    1996
                                         ----    ----     ----     ----    ----
Average minimum rent per square foot:

     All mall tenants                  $44.53  $44.07   $41.93   $38.79  $37.90
     Stores closing during year        $42.03  $41.26   $44.27   $37.62  $33.39
     Stores opening during year        $49.90  $52.04   $47.92   $41.67  $42.39

(1) Amounts have been restated to include centers comparable to the 2000 statistic.
(2)  Excludes centers transferred to GMPT.

Lease Expirations

     The following table shows lease expirations based on information available as of December 31, 2000 for the next ten years for the Centers in operation at that date:

                                                                                                     Percent of
                                                              Annualized Base   Annualized Base     Total Leased
       Lease           Number of          Leased Area           Rent Under        Rent Under       Square Footage
   Expiration           Leases                in              Expiring Leases   Expiring Leases    Represented by
       Year            Expiring          Square Footage       (in thousands)    Per Square Foot    Expiring Leases
       ----            --------          --------------       --------------    ---------------    ---------------

       2001 (1)           80               180,885              $  7,705              $ 42.59              2.2%
       2002              215               642,254                22,702                35.35 (2)          7.9%
       2003              237               762,364                27,808                36.48 (2)          9.3%
       2004              220               608,126                26,874                44.19              7.4%
       2005              262               689,665                31,640                45.88              8.4%
       2006              167               459,557                21,143                46.01              5.6%
       2007              201               700,157                26,228                37.46 (2)          8.6%
       2008              213             1,032,472                31,818                30.82 (2)         12.6%
       2009              218               883,837                32,100                38.50 (2)         10.2%
       2010              122               450,380                19,556                43.42              5.5%

(1) Excludes leases that expire in 2001 for which renewal leases or leases with replacement tenants have been executed as of December 31, 2000.
(2) In these years, a higher percentage of space rented to major and mall tenants at value centers, which typically have lower rents than the portfolio average, is scheduled to close. Excluding the effect of these tenants, average rents per square foot expiring in 2002, 2003, 2007, 2008, and 2009 would be $40.57, $42.97, $44.70, $46.63, and $41.89, respectively.

     The Company believes that the information in the table is not necessarily indicative of what will occur in the future because of several factors, but principally because its leasing policies and practices create a significant level of early lease terminations at the Centers. For example, the average remaining term of the leases that were terminated during the period 1995 to 2000 was approximately two years. The average term of leases signed during 2000 and 1999 was approximately eight years.

     In addition, mall tenants at the Centers may seek the protection of the bankruptcy laws, which could result in the termination of such tenants' leases and thus cause a reduction in cash flow. In 2000, approximately 2.3% of leases were so affected compared to 3.1% in 1999, 1.2% in 1998, 1.5% in 1997, and 2.8% in 1996. Since 1991, the annual provision for losses on accounts receivable has been less than 2% of annual revenues.

Occupancy

     Mall tenant average occupancy, ending occupancy, and leased space rates of the Centers are as follows:

                                             Year Ended December 31
                            ----------------------------------------------------
                             2000       1999         1998 (1)   1997      1996
                             ----       -----        ----       ----      ----

Average Occupancy            89.1%      89.0%        89.4%      87.6%     87.4%
Ending Occupancy             90.5%      90.4%        90.2%      90.3%     88.0%
Leased Space                 93.8%      92.1%        92.3%      92.3%     89.0%

(1)  Excludes centers transferred to GMPT.

Major Tenants

     No single retail company represents 10% or more of the Company's revenues. The combined operations of The Limited, Inc. accounted for approximately 6.6% of Mall GLA as of December 31, 2000 and for approximately 5.5% of the 2000 minimum rent. The largest of these, in terms of square footage and rent, is Express, which accounted for approximately 1.9% of Mall GLA and 1.5% of 2000 minimum rent. No other single retail company accounted for more than 4% of Mall GLA or 2000 minimum rent. The following table shows the ten largest tenants and their square footage as of December 31, 2000.

                                                                                  # of       Square       % of
Tenant                                                                            Stores     Footage    Mall GLA
------                                                                            ------     -------    --------

Limited (The Limited, Express, Victoria's Secret)                                   65        466,813       6.6%
Gap (Gap, Gap Kids, Banana Republic)                                                35        222,916       3.1%
Venator Group (Foot Locker, Lady Foot Locker, Champs)                               36        182,266       2.6%
Williams-Sonoma (Williams Sonoma, Pottery Barn, Hold Everything)                    25        162,151       2.3%
Spiegel (Eddie Bauer)                                                               15        122,497       1.7%
Borders Group (Borders, Waldenbooks)                                                11         98,726       1.4%
Abercrombie & Fitch                                                                 10         88,481       1.3%
Ann Taylor                                                                          14         71,943       1.0%
Talbots                                                                             10         71,083       1.0%
Restoration Hardware                                                                 6         62,613       0.9%

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

Third Party Interests in the Centers

     Some of the shopping centers which the Company develops and leases are partially owned by non-affiliated partners through joint venture arrangements. As a result, the Company may not be able to control all decisions regarding those shopping centers and may be required to take actions that are in the interest of the joint venture partners but not the Company's best interests.

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

Inability to Maintain Status as a REIT

o The Company may not be able to maintain its status as a real estate investment trust, or REIT, for Federal income tax purposes with the result that the income distributed to shareholders will not be deductible in computing taxable income and instead would be subject to tax at regular corporate rates. Although the Company believes it is organized and operates in a manner to maintain its REIT qualification, many of the REIT requirements of the Internal Revenue Code are very complex and have limited judicial or administrative interpretations. Changes in tax laws or regulations or new administrative interpretations and court decisions may also affect the Company's ability to maintain REIT status in the future. If the Company fails to qualify as a REIT, its income may also be subject to the alternative minimum tax. If the Company does not maintain its REIT status in any year, it may be unable to elect to be treated as a REIT for the next four taxable years. In addition, if the Company fails to meet the Internal Revenue Code's requirement that it distribute to shareholders at least 90% of otherwise taxable income, the Company will be subject to a nondeductible 4% excise tax on a portion of its income.

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

     As of December 31, 2000, the Manager had 478 full-time employees. The following table provides a breakdown of employees by operational areas as of December 31, 2000:

                                                             Number Of Employees
                                                             -------------------
     Property Management...............................            217
     Leasing ..........................................             80
     Development.......................................             55
     Financial Services................................             71
     Other   ..........................................             55
                                                                   ---
              Total.....................................           478
                                                                   ===

   The Manager considers its relations with its employees to be good.

Item 2.  PROPERTIES

Ownership

     The following table sets forth certain information about each of the Centers. The table includes only Centers in operation at December 31, 2000.
Excluded from this table are Dolphin Mall which opened in March 2001, and International Plaza, The Shops at Willow Bend, The Mall at Wellington Green, and The Mall at Millenia, which will open in 2001 and 2002. Centers are owned in fee other than Beverly Center, Cherry Creek, La Cumbre Plaza, MacArthur Center and Paseo Nuevo, which are held under ground leases expiring between 2028 and 2083.

     Certain of the Centers are partially owned through joint ventures. Generally, the Operating Partnership's joint venture partners have ongoing rights with regard to the disposition of the Operating Partnership's interest in the joint ventures, as well as the approval of certain major matters.


                                                                                                             Percent of
                                                         Sq. Ft. of GLA/     Year                 Ownership   Mall GLA       2000
                                                            Mall GLA        Opened/     Year       % as of   Occupied as  Rent(1)(in
Owned Centers                        Anchors            as of 12/31/00     Expanded   Acquired    12/31/00   of 12/31/00  Thousands)
-------------                        -------         -------------------  ---------  ----------  ----------  -----------  ----------

Arizona Mills                GameWorks, Harkins Cinemas, 1,201,000/         1997                     37%         95%         $23,827
Tempe, AZ                    JCPenney Outlet, Neiman       521,000
(Phoenix Metropolitan Area)  Marcus-Last Call, Off
                             5th Saks

Beverly Center               Bloomingdale's, Macy's        900,000/         1982                     70% (2)     93%          27,995
Los Angeles, CA                                            592,000

Biltmore Fashion Park        Macy's, Saks Fifth Avenue     620,000/       1963/1992/    1994        100%         95%          11,402
Phoenix, AZ                                                313,000        1997/1999

Cherry Creek                 Foley's, Lord & Taylor,     1,033,000/       1990/1998                  50%         94%          24,300
Denver, CO                   Neiman Marcus, Saks Fifth     560,000 (3)
                             Avenue

Fair Oaks                    Hecht's, JCPenney, Lord &   1,585,000/       1980/1987/                 50%         85%          20,476
Fairfax, VA                  Taylor, Sears, Macy's         569,000        1988/2000
(Washington, DC
 Metropolitan Area)

Fairlane Town Center         Hudson's, JCPenney, Lord &  1,504,000/       1976/1978/                100%         75%          13,973
Dearborn, MI                 Taylor, Saks Fifth Avenue,    614,000        1980/2000
(Detroit Metropolitan Area)  Sears

Great Lakes Crossing         Bass Pro, GameWorks,        1,385,000/         1998                     85%         87%          23,472
Auburn Hills, MI             JCPenney Outlet, Neiman       576,000
(Detroit Metropolitan Area)  Marcus-Last Call, Off 5th
                             Saks, Star Theatres

La Cumbre Plaza              Robinsons-May, Sears          478,000/        1967/1989    1996        100%         93%           4,290
Santa Barbara, CA                                          178,000

MacArthur Center             Dillard's, Nordstrom          943,000/         1999                     70%         92%          16,419
Norfolk, VA                                                529,000

Paseo Nuevo                  Macy's, Nordstrom             438,000/         1990        1996        100%         84%           5,086
Santa Barbara, CA                                          133,000

Regency Square               Hecht's (two locations),      826,000/       1975/1987     1997        100%         97%          10,211
Richmond, VA                 JCPenney, Sears               239,000

The Mall at Short Hills      Bloomingdale's, Macy's,     1,350,000/       1980/1994/                100%         97%          35,245
Short Hills, NJ              Neiman Marcus, Nordstrom,     528,000         1995
                             Saks Fifth Avenue

Stamford Town Center         Filene's, Macy's,             867,000/         1982                     50%         91%          16,669
Stamford, CT                 Saks Fifth Avenue             374,000




Twelve Oaks Mall             Hudson's, JCPenney,         1,198,000/ (4)    1977/1978                100% (5)     91%          21,228
Novi, MI                     Lord & Taylor, Sears          460,000
(Detroit Metropolitan Area)

Westfarms                    Filene's, Filene's Men's    1,297,000/      1974/1983/1997              79%         95%          24,327
West Hartford, CT            Store/Furniture Gallery,      527,000
                             JCPenney, Lord & Taylor,
                             Nordstrom

Woodland                     Hudson's, JCPenney, Sears   1,077,000/ (4)    1968/1974/                50%         91%          14,902
Grand Rapids, MI                                           352,000         1984/1989
                                                        ----------

                        Total GLA/Total Mall GLA:      16,702,000/
                                                        7,065,000

                        Average GLA/Average Mall GLA:   1,044,000/
                                                          442,000

------------------------

(1) Includes minimum and percentage rent for the year ended December 31, 2000. Excludes rent from certain peripheral properties.
(2) The Company has an option to acquire the remaining 30%. The results of Beverly Center are consolidated in the Company's financial statements.
(3) GLA excludes approximately 166,000 square feet for the renovated buildings on adjacent peripheral land.
(4)  A food court will open in the fall of 2001.
(5) In August 2000, the Operating Partnership became the 100% owner of Twelve Oaks and its joint venture partner became the 100% owner of Lakeside.

Anchors

     The following table summarizes certain information regarding the anchors at the operating Centers (excluding the value centers) as of December 31, 2000.

                                        Number of                12/31/00 GLA
    Name                              Anchor Stores             (in thousands)               % of GLA
    ----                              -------------             --------------               --------

May Company
     Lord & Taylor                            5                       638
     Hecht's                                  3                       453
     Filene's                                 2                       379
     Filene's Men's Store/
        Furniture Gallery                     1                        80
     Foley's                                  1                       178
     Robinsons-May                            1                       150
                                           ----                    ------
       Total                                 13                     1,878                       13.3%

Sears                                         6                     1,279                        9.1%

JCPenney                                      6                     1,156                        8.2%

Federated
     Macy's                                   6                     1,162
     Bloomingdale's                           2                       379
                                           ----                   -------
       Total                                  8                     1,541                       10.9%

Target Corporation
     Hudson's (1)                             3                       647                        4.6%

Nordstrom                                     4                       677                        4.8%

Saks Fifth Avenue                             5                       452                        3.2%

Neiman Marcus                                 2                       216                        1.5%

Dillard's                                     1                       254                        1.8%
                                           ----                   -------                      -----
Total                                        48                     8,100                       57.4%
                                           ====                   =======                       ====


(1)  The  Hudson's  stores were  changed to  Marshall  Fields & Company in early
     2001.

Mortgage Debt

     The following table sets forth certain information regarding the mortgages encumbering the Centers as of December 31,2000. All mortgage debt in the table below is nonrecourse to the Operating Partnership, except for debt encumbering Great Lakes Crossing, Dolphin Mall, International Plaza, The Mall at Millenia, and The Shops at Willow Bend. The Operating Partnership has guaranteed the payment of principal and interest on the mortgage debt of these Centers. The loan agreements provide for the reduction of the amounts guaranteed as certain center performance and valuation criteria are met. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Covenants and Commitments"). Assessment bonds totaling approximately $2.3 million, which are not included in the table, also encumber Biltmore.


                                         Principal
                                         Balance as   Annual Debt                     Balance Due       Earliest
Centers Consolidated in     Interest     of 12/31/00    Service         Maturity      on Maturity      Prepayment
TCO's Financial Statements    Rate         (000's)      (000's)           Date          (000's)           Date
-------------------------- ---------    ------------  ------------      --------     ------------      -----------

Beverly Center                8.36%       $146,000   Interest Only       07/15/04       $146,000      30 Days Notice  (1)
Biltmore                      7.68%         79,730           6,906  (2)  07/10/09         71,391            09/14/01  (3)
Great Lakes Crossing (85%)  Floating  (4)  170,000   Interest Only  (5)  04/01/02  (6)   167,441       2 Days Notice  (7)
MacArthur Center (70%)        7.59%        144,884          12,400  (2)  10/01/10        126,884            12/15/02  (3)
Short Hills                   6.70%        270,000   Interest Only  (8)  04/01/09        245,301            05/02/04  (9)
Twelve Oaks                 Floating (10)   49,987   Interest Only       10/15/01         50,000      30 Days Notice  (7)
The Shops at Willow Bend    Floating (11)   99,672   Interest Only (12)  07/01/03 (13)    99,672      10 Days Notice  (7)

Other Consolidated Secured Debt
-------------------------------
TRG Credit Facility         Floating (14)   26,325   Interest Only       08/31/01         26,325         At Any Time  (7)
TRG Credit Facility         Floating (15)   63,000   Interest Only       09/21/01         63,000       2 Days Notice  (7)
Other                       Floating (16)  100,000   Interest Only       10/15/01        100,000       3 Days Notice  (7)
Other                        13.00%  (17)   20,000   Interest Only       11/22/09         20,000            11/22/04 (18)

Centers Owned by Unconsolidated
Joint Ventures/TRG's % Ownership
--------------------------------
Arizona Mills (37%)           7.90%        145,762          12,728  (2)  10/05/10        130,419            12/15/02  (3)
Cherry Creek (50%)            7.68%        177,000   Interest Only (19)  08/11/06        171,933            05/19/02 (20)
Dolphin (50%)               Floating (21)  116,900   Interest Only       10/06/02  (6)   116,900       3 Days Notice  (7)
Fair Oaks (50%)               6.60%        140,000   Interest Only       04/01/08        140,000      30 Days Notice  (1)
International Plaza (26%)   Floating (22)   67,493   Interest Only       11/10/02  (6)    67,493       3 Days Notice  (7)
The Mall at Millenia (50%)  Floating             0   Interest Only (12)  11/01/03 (13)        0       10 Days Notice  (7)
Stamford Town Center (50%)  Floating (23)   76,000   Interest Only       08/10/02 (24)   76,0000             2/11/02  (7)
Westfarms (79%)               7.85%        100,000   Interest Only       07/01/02        100,000      60 Days Notice  (1)
Westfarms (79%)             Floating (25)   55,000   Interest Only       07/01/02         55,000       4 Days Notice  (7)
Woodland (50%)                8.20%         66,000   Interest Only       05/15/04         66,000      30 Days Notice  (1)
------------------------

(1) Debt may be prepaid with a yield maintenance prepayment penalty. No prepayment penalty is due if prepaid within six months of maturity date.
(2)  Amortizing principal based on 30 years.
(3) No defeasance deposit required if paid within three months of maturity date.
(4) The rate is capped at 7.25%, plus credit spread of 1.50%, based on one-month LIBOR.
(5) Interest only until 4/1/01. Thereafter principal will be amortized based on 25 years.
(6)  The maturity date may be extended one year.
(7)  Prepayment can be made without penalty.
(8) Interest only until 4/1/02. Thereafter, principal will be amortized based on 30 years. Annual debt service will be $20.9 million.
(9) Debt may be prepaid with a prepayment penalty equal to greater of yield maintenance or 1% of principal prepaid. No prepayment penalty is due if prepaid within three months of maturity date. 30 days notice required.
(10) The rate is capped at 8.55% until maturity, plus credit spread of 0.45%, based on one-month LIBOR.
(11) As of December 31, 2000, $77 million is capped at 7.15%, plus credit spread of 1.85%, based on one-month LIBOR. The capped amount accretes $7 million a month until it reaches $147 million. The cap matrures 6/09/03.
(12) Interest only unless maturity date is extended. In the first year of extension, principal will be amortized based on 25 years.
(13) Maturity date may be extended for 2 one-year periods.
(14) The facility is a $40 million line of credit and is secured by TRG's interest in Westfarms.
(15) The facility is a $200 million line of credit and is secured by mortgages on Fairlane, LaCumbre, Paseo Nuevo, and Regency Square. Floating rate is based on one-month LIBOR plus credit spread of 0.90%.
(16) Debt is secured by the Company's interest in Twelve Oaks and is guaranteed by TRG.
(17) Currently payable at 9%. Deferred interest is due at maturity. The loan is secured by TRG's indirect interests in International Plaza.
(18) Debt can be prepaid without penalty. 60 days notice required.
(19) Interest only until 7/11/04. Thereafter, principal will be amortized based on 25 years. Annual debt service will be $15.9 million.
(20) Debt may be prepaid with a yield maintenance prepayment penalty. No prepayment penalty is due if redeemed within three months of maturity date. 30-60 day notice required.
(21) The rate is capped at 7.0% until maturity, plus credit spread of 2.00%, based on one-month LIBOR. The rate is also swapped to a rate of 6.14%, plus credit spread, when LIBOR is below 6.7%.
(22) The rate is capped at 7.10% until 11/10/02, plus credit spread of 1.90%, based on one-month LIBOR.
(23) The rate is capped at 8.20% until 8/15/02, plus credit spread of 0.80%, based on one-month LIBOR.
(24) Maturity date may be extended twice to no later than 8/10/04.
(25) The rate is capped until maturity at 6.5%, plus credit spread of 1.125%, based on one-month LIBOR.

     For additional information regarding the Centers and their operations, see the responses to Item 1 of this report.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common stock of Taubman Centers, Inc. is listed and traded on the New York Stock Exchange (Symbol: TCO). As of March 22, 2001, the 50,038,272 outstanding shares of Common Stock were held by 730 holders of record.

     The following table presents the dividends declared and range of share prices for each quarter of 2000 and 1999.

                                                   Market  Quotations
                                        ----------------------------------------
   2000 Quarter Ended                    High            Low          Dividends
   ------------------                    ----            ---          ---------

   March 31                             $ 12 5/8       $  9 3/4        $ 0.245

   June 30                                12 3/16        10 1/4          0.245

   September 30                           11 15/16       10 9/16         0.245

   December 31                            11 5/8         10 3/8          0.25

                                                   Market  Quotations
                                        ----------------------------------------
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

                                                                                       Year Ended December 31
                                                                -------------------------------------------------------------------
                                                                   2000          1999           1998          1997          1996
                                                                   ----          ----           ----          ----          ----
                                                                            (In thousands of dollars, except as noted)
STATEMENT OF OPERATIONS DATA:
   Income before extraordinary items from investment in TRG (1)                                              29,349        21,368
   Rents, recoveries and other shopping center revenues (1)      305,600       268,692        333,953
   Gain on disposition of interest in center (2)                  85,339
   Income before extraordinary items, minority
     and preferred interests                                     151,826        58,445         70,403        28,662        20,730
   Extraordinary items (3)                                        (9,506)         (468)       (50,774)                       (444)
   Minority interest (1)                                         (30,300)      (30,031)        (6,009)
   TRG preferred distributions (4)                                (9,000)       (2,444)
   Net income                                                    103,020        25,502         13,620        28,662        20,286
   Series A preferred dividends (5)                              (16,600)      (16,600)       (16,600)       (4,058)
   Net income (loss) available to common shareowners              86,420         8,902         (2,980)       24,604        20,286
   Income before extraordinary items per
     common share - diluted                                         1.75          0.17           0.32          0.48          0.47
   Net income (loss) per common share - diluted                     1.64          0.16          (0.06)         0.48          0.46
   Dividends per common share declared                             0.985         0.965          0.945         0.925          0.89
   Weighted average number of common shares outstanding       52,463,598    53,192,364     52,223,399    50,737,333    44,444,833
   Number of common shares outstanding at end of period       50,984,397    53,281,643     52,995,904    50,759,657    50,720,358
   Ownership percentage of TRG at end of period (1)                   62%           63%            63%           37%           37%

BALANCE SHEET DATA (1):
   Investment in TRG                                                                                        547,859       369,131
   Real estate before accumulated depreciation                 1,959,128     1,572,285      1,473,440
   Total assets                                                1,907,563     1,596,911      1,480,863       556,824       378,527
   Total debt                                                  1,173,973       886,561        775,298

SUPPLEMENTAL INFORMATION (6):
   Funds from Operations allocable to TCO (7)                     70,419        68,506         61,131        53,137        44,104
   Mall tenant sales (8)                                       2,717,195     2,695,645      2,332,726     3,086,259     2,827,245
   Sales per square foot (8)                                         479           453            426           384           377
   Number of shopping centers at end of period                        16            17             16            25            21
   Ending Mall GLA in thousands of square feet                     7,065         7,540          7,038        10,850         9,250
   Average occupancy                                                89.1%         89.0%          89.4%         87.6%         87.4%
   Ending occupancy                                                 90.5%         90.4%          90.2%         90.3%         88.0%
   Leased space (9)                                                 93.8%         92.1%          92.3%         92.3%         89.0%
   Average base rent per square foot (10):
     All mall tenants                                             $40.25        $39.58
     Stores closing during year                                   $39.99        $39.49
     Stores opening during year                                   $47.04        $48.01
--------------------------

(1) On September 30, 1998 the Company obtained a majority and controlling interest in The Taubman Realty Group Limited Partnership (TRG or the Operating Partnership) as a result of the GMPT Exchange (see Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) - GMPT Exchange and Related Transactions). As a result of this transaction, the Company's ownership of the Operating Partnership increased to a majority and the Company began consolidating the Operating
     Partnership. For years prior to 1998, amounts reflect the Company's interest in the Operating Partnership under the equity method.
(2) In August 2000, the Company completed a transaction to acquire an additional interest in one of its Unconsolidated Joint Ventures; TRG became the 100% owner of Twelve Oaks and the joint venture partner became the 100% owner of Lakeside. A gain on the transaction was recognized by the Company representing the excess of the fair value over the net book basis of the Company's interest in Lakeside Mall (see MD&A - Significant Debt, Equity, and Other Transactions).
(3) Extraordinary items for 1996 through 2000 include charges related to the extinguishment of debt, primarily consisting of prepayment premiums and the writeoff of deferred financing costs.
(4) In 1999, the Operating Partnership completed $100 million in private placements of 9% Cumulative Redeemable Preferred Partnership Equity.
(5)  In October 1997, the Company issued 8.3% Series A Preferred Stock.
(6) Operating statistics prior to 1998 include centers transferred to GMPT as part of the GMPT Exchange.
(7) Funds from Operations is defined and discussed in MD&A - Liquidity and Capital Resources - Funds from Operations. Funds from Operations does not represent cash flow from operations, as defined by generally accepted accounting principles, and should not be considered to be an alternative to net income as a measure of operating performance or to cash flows as a measure of liquidity.
(8)  Based on reports of sales furnished by mall tenants.
(9) Leased space comprises both occupied space and space that is leased but not yet occupied.
(10) Amounts include centers owned and operated for two years. Presentation of statistic in prior years was for mature centers owned and opened for five years. All mall tenants average base rent per square foot for centers owned and open for five years, for 2000, 1999, 1998, 1997, and 1996 were $44.53,
     $44.07, $41.93, $38.79, and $37.90, respectively. The Company changed its methodology in order to be more consistent with other reported statistics.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's expectations or beliefs concerning future events, including the following: statements regarding future developments and joint ventures, rents and returns, statements regarding the continuation of historical trends and any statements regarding the sufficiency of the Company's cash balances and cash generated from operating and financing activities for the Company's future liquidity and capital resource needs. The Company cautions that although forward-looking statements reflect the Company's good faith beliefs and best judgment based upon current information, these statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including those risks, uncertainties, and factors detailed from time to time in reports filed with the SEC, and in particular those set forth under the headings "General Risks of the Company" and "Environmental Matters" in the Company's Annual Report on Form 10-K. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements of Taubman Centers, Inc. and the Notes thereto.

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

     In August 2000, the Company completed a transaction to acquire an additional interest in one of its Unconsolidated Joint Ventures; the Operating Partnership became the 100% owner of Twelve Oaks and the joint venture partner became the 100% owner of Lakeside. Performance statistics presented include Lakeside through the date of the transaction.

     On September 30, 1998, the Operating Partnership exchanged interests in 10 shopping centers (nine Consolidated Businesses and one Unconsolidated Joint
Venture) and a share of the Operating Partnership's debt for all of the partnership units owned by two General Motors pension trusts (GMPT) (the GMPT Exchange). Performance statistics presented exclude these 10 centers (transferred centers).

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

     The following table summarizes occupancy costs, excluding utilities, for mall tenants as a percentage of mall tenant sales.

                                         2000             1999             1998
                                         ----             ----             ----

 Mall tenant sales (in thousands)  $2,717,195       $2,695,645       $2,332,726
 Sales per square foot                    479              453              426

 Minimum rents                            9.7%             9.7%             9.7%
 Percentage rents                         0.3              0.2              0.3
 Expense recoveries                       4.4              4.3              4.1
                                          ---              ---              ---
 Mall tenant occupancy costs             14.4%            14.2%            14.1%
                                         ====             ====             ====

Occupancy

     Historically, average annual occupancy has been within a narrow band. In the last ten years, average annual occupancy has ranged between 86.5% and 89.4%. Mall tenant average occupancy, ending occupancy and leased space rates are as follows:

                                         2000             1999             1998
                                         ----             ----             ----

 Mall tenant average occupancy           89.1%             89.0%           89.4%
 Ending occupancy                        90.5              90.4            90.2
 Leased space                            93.8              92.1            92.3

Rental Rates

     As leases have expired in the shopping centers, the Company has generally been able to rent the available space, either to the existing tenant or a new tenant, at rental rates that are higher than those of the expired leases. In a period of increasing sales, rents on new leases will tend to rise as tenants' expectations of future growth become more optimistic. In periods of slower growth or declining sales, rents on new leases will grow more slowly or will decline for the opposite reason. However, center revenues nevertheless increase as older leases roll over or are terminated early and replaced with new leases negotiated at current rental rates that are usually higher than the average rates for existing leases. The following table contains certain information regarding per square foot minimum rent at the shopping centers that have been owned and open for at least two years.

                                                   2000               1999
                                                   ----               ----

 Average minimum rent per square foot
   All mall tenants                               $40.25             $39.58
   Stores closing during year                      39.99              39.49
   Stores opening during year                      47.04              48.01

     In 1999, average minimum rent per square foot for stores opening during the year was higher because of the leasing of smaller than average spaces at several of the Company's most productive centers. Generally, the rent spread between opening and closing stores is in the Company's historic range of $5.00 to $10.00 per square foot. This statistic is difficult to predict in part because the Company's leasing policies and practices may result in early lease terminations with actual average closing rents per square foot which may vary from the average rent per square foot of scheduled lease expirations.

Seasonality

     The regional shopping center industry is seasonal in nature, with mall tenant sales highest in the fourth quarter due to the Christmas season, and with lesser, though still significant, sales fluctuations associated with the Easter holiday and back-to-school events. While minimum rents and recoveries are generally not subject to seasonal factors, most leases are scheduled to expire in the first quarter, and the majority of new stores open in the second half of the year in anticipation of the Christmas selling season. Additionally, most percentage rents are recorded in the fourth quarter. Accordingly, revenues and occupancy levels are generally highest in the fourth quarter.

                           1st         2nd        3rd        4th
                         Quarter     Quarter    Quarter    Quarter      Total
                          2000        2000       2000       2000        2000
                      -----------  ---------  ----------  ---------  ----------
                                            (in  thousands)
 Mall tenant sales      $589,996    $628,999   $602,417    $895,783  $2,717,195
 Revenues                132,331     130,923    127,034     142,318     532,606
 Occupancy:
   Average                  88.8%       88.1%      88.8%       90.3%       89.1%
   Ending                   88.5%       88.1%      89.2%       90.5%       90.5%
 Leased space               91.4%       90.5%      91.7%       93.8%       93.8%

     Because the seasonality of sales contrasts with the generally fixed nature of minimum rents and recoveries, mall tenant occupancy costs (the sum of minimum rents, percentage rents and expense recoveries) relative to sales are considerably higher in the first three quarters than they are in the fourth quarter.

                          1st         2nd        3rd        4th
                         Quarter     Quarter    Quarter    Quarter      Total
                          2000        2000       2000       2000        2000
                      -----------  ---------  ----------  ---------  ----------

 Minimum rents            11.3%      10.6%      10.6%        7.2%       9.7%
 Percentage rents          0.3        0.1        0.1         0.6        0.3
 Expense recoveries        4.8        4.7        4.7         3.7        4.4
                         -----      -----      -----       -----      -----
 Mall tenant
  occupancy costs         16.4%      15.4%      15.4%       11.5%      14.4%
                          ====       ====       ====        ====       ====

Results of Operations

     The following represent significant debt, equity, and other transactions which affected the operating results described under Comparison of 2000 to 1999. Refer to Liquidity and Capital Resources for discussion of new center openings and other transactions which will affect operating results of future periods. Also, the impact of new accounting guidance on results of operations is discussed under Liquidity and Capital Resources - New Accounting Pronouncement.

Significant Debt, Equity and Other Transactions

     In October 2000, the 37% owned Unconsolidated Joint Venture that owns Arizona Mills completed a $146 million secured financing. The financing has an all-in rate of approximately 8.0% and matures in October 2010. The proceeds were primarily used to repay the existing $142.2 million mortgage and to fund transaction costs. The Operating Partnership recognized its $0.2 million share of an extraordinary charge, consisting of the write-off of deferred financing costs.

     Also in October 2000, MacArthur Center completed a $145 million secured financing. The financing has an all-in rate of approximately 7.8% and matures in October 2010. The proceeds were used to repay the existing $120 million construction loan and transaction costs. The remaining net proceeds of approximately $23.9 million were distributed to the Operating Partnership, which contributed all of the equity funding for the development of MacArthur Center. The Operating Partnership used the distribution to pay down its line of credit.

     In August 2000, the Company completed a transaction to acquire an additional ownership in one of its Unconsolidated Joint Ventures. Under the terms of the agreement, the Operating Partnership became the 100% owner of Twelve Oaks and the joint venture partner became the 100% owner of Lakeside. Both properties remained subject to the existing mortgage debt ($50 million and $88 million at Twelve Oaks and Lakeside, respectively.) The transaction resulted in a net payment to the joint venture partner of approximately $25.5 million in cash. The payment was funded by a new $100 million facility, which is secured by an interest in Twelve Oaks and guaranteed by the Operating Partnership. The acquisition of the additional interest in Twelve Oaks was accounted for as a purchase. The excess of the fair value over the net book basis of the acquired interest has been allocated to properties. The results of Twelve Oaks have been consolidated in the Company's results subsequent to the acquisition date (prior to that date, Twelve Oaks was accounted for under the equity method as an Unconsolidated Joint Venture). The Operating Partnership continues to manage Twelve Oaks, while the former joint venture partner assumed management responsibility for Lakeside. A gain of $85.3 million on the transaction was recognized by the Company representing its share of the excess of the fair value over the net book basis of the Company's interest in Lakeside, adjusted for the $25.5 million paid and transaction costs.

     The Company has acquired an approximately 6.7% interest in MerchantWired, LLC, a service company providing internet and network infrastructure to shopping centers and retailers. The Company's investment in MerchantWired is accounted for under the equity method. Based on projections received from MerchantWired, LLC, the Company's share of projected losses would reduce income per share by approximately one cent per share in 2001. The Company funded its investment, which was approximately $3 million at December 31, 2000 and is expected to increase to approximately $5 million in 2001, through existing lines of credit.

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

     In November 1999, the Operating Partnership acquired Lord Associates, a retail leasing firm, for $2.5 million in cash and $5 million in partnership units, which are subject to certain contingencies. In addition, $1.0 million of this purchase price is contingent upon profits achieved on acquired leasing contracts.

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

     In 1996, the Operating Partnership entered into an agreement to lease Memorial City Mall, a 1.4 million square foot shopping center located in Houston, Texas. The lease was subject to certain provisions that enabled the Operating Partnership to explore significant redevelopment opportunities and terminate the lease obligations in the event such redevelopment opportunities were not deemed to be sufficient. The Operating Partnership terminated its Memorial City lease on April 30, 2000.

Comparable Center Operations

     The performance of the Company's portfolio can be measured through comparisons of comparable centers' operations. During 2000, revenues (excluding land sales) less operating costs (operating and recoverable expenses) of those centers owned and open for the entire period increased approximately two percent in comparison to the same centers' results in the comparable period of 1999. The Company expects that comparable center operations will increase annually by two to three percent. This is a forward-looking statement and certain significant factors could cause the actual results to differ materially; refer to the General Risks of the Company in the Company's Annual Report on Form 10-K.

Presentation of Operating Results

     The following tables contain the combined operating results of the Company's Consolidated Businesses and the Unconsolidated Joint Ventures. Income allocated to the noncontrolling partners and preferred interests is deducted to arrive at the results allocable to the Company's common shareowners. Because the net equity of the Operating Partnership is less than zero, the income allocated to the noncontrolling partners is equal to their share of distributions. The net equity of these minority partners is less than zero due to accumulated distributions in excess of net income and not as a result of operating losses. Distributions to partners are usually greater than net income because net income includes non-cash charges for depreciation and amortization, although distributions were less than net income during 2000 due to the gain on the disposition of Lakeside described above. The Company's average ownership percentage of the Operating Partnership was 63% for both 2000 and 1999. The results of Twelve Oaks are included in the Consolidated Businesses subsequent to the closing of the transaction, while both Twelve Oaks and Lakeside are included as Unconsolidated Joint Ventures for previous periods.

Comparison of 2000 to 1999

     The following table sets forth operating results for 2000 and 1999, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

                                                        2000                                             1999
                                      ------------------------------------------   ------------------------------------------------

                                                       UNCONSOLIDATED                                UNCONSOLIDATED
                                        CONSOLIDATED       JOINT                      CONSOLIDATED      JOINT
                                         BUSINESSES(1)   VENTURES(2)       TOTAL      BUSINESSES(1)    VENTURES(2)    TOTAL
                                      ------------------------------------------   ------------------------------------------------
                                                                      (in millions of dollars)

REVENUES:
 Minimum rents                                 151.9         145.5         297.4         133.9         158.1         292.1
 Percentage rents                                6.4           3.8          10.1           4.6           3.9           8.6
 Expense recoveries                             91.3          75.7         166.9          78.9          83.6         162.4
 Management, leasing and
  development                                   25.0                        25.0          23.9                        23.9
 Other                                          27.5           5.7          33.2          16.3           6.4          22.7
                                               -----         -----         -----         -----         -----         -----
Total revenues                                 301.9         230.7         532.6         257.6         252.0         509.6

OPERATING COSTS:
 Recoverable expenses                           79.7          63.6         143.3          69.5          69.4         138.9
 Other operating                                30.0          13.4          43.4          28.9          13.0          41.9
 Management, leasing
  and development                               19.5                        19.5          17.2                        17.2
 General and administrative                     19.0                        19.0          18.1                        18.1
 Interest expense                               57.3          65.5         122.8          51.3          64.4         115.8
 Depreciation and amortization(3)               56.8          29.5          86.3          51.9          29.7          81.6
                                               -----         -----         -----         -----         -----         -----
Total operating costs                          262.3         172.0         434.4         237.0         176.5         413.5
Net results of Memorial City (1)                (1.6)                       (1.6)         (1.4)                       (1.4)
                                               -----         -----         -----         -----         -----         -----
                                                38.0          58.6          96.6          19.2          75.6          94.7
                                                             =====         =====                       =====         =====
Equity in income before
 extraordinary items of
 Unconsolidated Joint Ventures(3)               28.5                                      39.3
                                               -----                                     -----
Income before gain on
 disposition, extraordinary items,
 and minority and preferred interests           66.5                                      58.4
Gain on disposition of interest in center       85.3
Extraordinary items                             (9.5)                                     (0.5)
TRG preferred distributions                     (9.0)                                     (2.4)
Minority share of income                       (58.5)                                    (17.6)
Distributions less than (in excess of)
 minority share of income                       28.2                                     (12.4)
                                               -----                                     -----
Net income                                     103.0                                      25.5
Series A preferred dividends                   (16.6)                                    (16.6)
                                               -----                                     -----
Net income available to common
 shareowners                                    86.4                                       8.9
                                               =====                                     =====
SUPPLEMENTAL INFORMATION(4):
 EBITDA - 100%                                 153.1         153.7         306.8         123.0         169.7         292.6
 EBITDA - outside partners' share               (7.6)        (70.8)        (78.4)         (4.4)        (75.5)        (79.9)
                                               -----         -----         -----         -----         -----         -----
 EBITDA contribution                           145.6          82.9         228.4         118.6          94.1         212.7
 Beneficial Interest Expense                   (52.2)        (34.9)        (87.1)        (47.6)        (34.5)        (82.1)
 Non-real estate depreciation                   (3.0)                       (3.0)         (2.7)                       (2.7)
 Preferred dividends and distributions         (25.6)                      (25.6)        (19.0)                      (19.0)
                                               -----         -----         -----         -----         -----         -----
 Funds from Operations contribution             64.8          47.9         112.7          49.3          59.7         108.9
                                               =====         =====         =====         =====         =====         =====

(1) The results of operations of Memorial City are presented net in this table. The Operating Partnership terminated its Memorial City lease on April 30, 2000.
(2) With the exception of the Supplemental Information, amounts represent 100% of the Unconsolidated Joint Ventures. Amounts are net of intercompany profits.
(3) Amortization of the Company's additional basis in the Operating Partnership included in equity in income before extraordinary items of Unconsolidated Joint Ventures was $3.8 million and $4.7 million in 2000 and 1999, respectively. Also, amortization of the additional basis included in depreciation and amortization was $4.2 million and $3.8 million in 2000 and 1999, respectively.
(4) EBITDA represents earnings before interest and depreciation and amortization. EBITDA excludes gains on dispositions of depreciated operating properties. Funds from Operations is defined and discussed in Liquidity and Capital Resources.
(5)  Amounts in this table may not add due to rounding.

Consolidated Businesses

     Total revenues for the year ended December 31, 2000 were $301.9 million, a $44.3 million or 17.2% increase over 1999. Minimum rents increased $18.0 million of which $4.3 million was due to the opening of MacArthur Center. Minimum rents also increased due to the inclusion of Twelve Oaks, tenant rollovers, and new sources of rental income, including temporary tenants and advertising space arrangements. Percentage rents increased due to increases in tenant sales and the inclusion of Twelve Oaks. Expense recoveries increased primarily due to MacArthur Center and Twelve Oaks. Management, leasing, and development revenues increased primarily due to contracts acquired as part of the Lord Associates transaction, partially offset by decreases due to a reduction in fees in certain managed centers, and the timing and completion status of certain other contracts and services. Other revenue increased primarily due to an increase in gains on sales of peripheral land and interest income, partially offset by a decrease in lease cancellation revenue.

     Total operating costs were $262.3 million, a $25.3 million or 10.7% increase from 1999. Recoverable expenses and depreciation and amortization increased primarily due to MacArthur Center and Twelve Oaks. Other operating expense increased due to MacArthur Center, Twelve Oaks, the Lord Associates transaction, and an increase in bad debt expense, offset by a decrease in the charge to operations for costs of pre-development activities. Management, leasing, and development costs increased primarily due to the Lord Associates contracts. Interest expense increased primarily due to an increase in interest rates and borrowings, including debt assumed and incurred related to Twelve Oaks. In addition, interest expense increased because of a decrease in capitalized interest upon opening MacArthur Center. These increases were offset by a reduction in interest expense on debt paid down with proceeds of the preferred equity offerings.

Unconsolidated Joint Ventures

     Total revenues for the year ended December 31, 2000 were $230.7 million, a $21.3 million or 8.5% decrease from the comparable period of 1999. Minimum rents and expense recoveries decreased primarily because the Twelve Oaks and Lakeside results were only included through the transaction date. Other revenue decreased primarily due to a decrease in lease cancellation revenue, partially offset by an increase in gains on sales of peripheral land.

     Total operating costs decreased by $4.5 million to $172.0 million for the year ended December 31, 2000. Recoverable expenses decreased primarily due to Twelve Oaks and Lakeside. Interest expense increased primarily due to the additional debt at Cherry Creek as well as increases in interest rates, partially offset by Twelve Oaks and Lakeside.

     As a result of the foregoing, income before extraordinary items of the Unconsolidated Joint Ventures decreased by $17.0 million, or 22.5%, to $58.6 million. The Company's equity in income before extraordinary items of the Unconsolidated Joint Ventures was $28.5 million, a 27.5% decrease from the comparable period in 1999.

Net Income

     As a result of the foregoing, the Company's income before gain on disposition, extraordinary items, and minority and preferred interests increased $8.1 million, or 13.9%, to $66.5 million for the year ended December 31, 2000. The Company recognized $9.5 million and $0.5 million in extraordinary charges related to the extinguishment of debt during 2000 and 1999, respectively. During 2000, the Company recognized an $85.3 million gain on the disposition of its interest in Lakeside. Distributions of $9.0 million to the Operating Partnership's Series C and Series D Preferred Equity owners were made in 2000, compared to $2.4 million in 1999. After payment of $16.6 million in Series A preferred dividends, net income available to common shareowners for 2000 was $86.4 million compared to $8.9 million in 1999.

Comparison of 1999 to 1998

     Discussion  of   significant   debt,   equity,   and  other   transactions,
acquisitions, and openings occurring in 1999 is included in Comparison of 2000 to 1999. Significant 1998 items are described below.

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

     Concurrently with the GMPT Exchange the Operating Partnership, expecting to reduce its annual general and administrative expense, committed to a restructuring of its operations and recognized a $10.7 million charge related to this restructuring. During 1999, general and administrative expense decreased $6.5 million from 1998.

     Because the Company's portfolio changed significantly as a result of the GMPT Exchange, the results of operations of the transferred centers have been separately classified within the Consolidated Businesses and Unconsolidated Joint Ventures for purposes of analyzing and understanding the historical results of the current portfolio.

Other Transactions

     In November 1998, Great Lakes Crossing, an enclosed super-regional mall, opened in Auburn Hills, Michigan. As Great Lakes Crossing is owned by a joint venture in which the Operating Partnership has a controlling interest, its results are consolidated in the Company's financial statements.

     At Cherry Creek, a 137,000 square foot expansion opened in stages throughout the fall of 1998.

     In January 1998, the Operating Partnership redeemed a partner's 6.1 million units of partnership interest for approximately $77.7 million (including costs). The redemption was funded through the use of an existing revolving credit facility.

     The Company's average ownership percentage of the Operating Partnership was 63% for 1999 and 43% for 1998 (including averages of 39% for the period through the GMPT Exchange and 63% thereafter).

   Comparison of 1999 to 1998

   The following table sets forth operating results for 1999 and 1998, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

                                                        1999                                             1998
                                      ------------------------------------------   ------------------------------------------------

                                                       UNCONSOLIDATED                                UNCONSOLIDATED
                                        CONSOLIDATED       JOINT                      CONSOLIDATED      JOINT
                                         BUSINESSES(1)   VENTURES(2)       TOTAL      BUSINESSES(1)    VENTURES(2)    TOTAL
                                      ------------------------------------------   ------------------------------------------------
                                                                      (in millions of dollars)

REVENUES:
 Minimum rents                                 133.9         158.1         292.1          99.8         149.3         249.1
 Percentage rents                                4.6           3.9           8.6           5.2           3.7           8.9
 Expense recoveries                             78.9          83.6         162.4          57.9          79.2         137.1
 Management, leasing and
  development                                   23.9                        23.9          12.3                        12.3
 Other                                          16.3           6.4          22.7          17.4           6.8          24.2
 Revenues-transferred centers                                                            129.7          47.2         177.0
                                               -----         -----         -----         -----         -----         -----
Total revenues                                 257.6         252.0         509.6         322.3         286.3         608.6

OPERATING COSTS:
 Recoverable expenses                           69.5          69.4         138.9          51.4          66.0         117.4
 Other operating                                28.9          13.0          41.9          25.7          11.7          37.4
 Management, leasing
  and development                               17.2                        17.2           8.0                         8.0
 Expenses other than interest,
  depreciation and amortization
  - transferred centers                                                                   44.3          17.7          62.0
 General and administrative                     18.1                        18.1          24.6                        24.6
 Interest expense                               51.3          64.4         115.8          75.8          69.7         145.5
 Depreciation and amortization(3)               51.9          29.7          81.6          57.0          31.5          88.5
                                               -----         -----         -----         -----         -----         -----
Total operating costs                          237.0         176.5         413.5         286.8         196.7         483.5
Net results of Memorial City (1)                (1.4)                       (1.4)         (0.8)                       (0.8)
                                               -----         -----         -----         -----         -----         -----
                                                19.2          75.6          94.7          34.7          89.7         124.4
                                                             =====         =====                       =====         =====
Equity in income before
 extraordinary items of
 Unconsolidated Joint Ventures(3)               39.3                                      46.4
Restructuring loss                                                                       (10.7)
                                               -----                                     -----
Income before extraordinary items,
 minority and preferred interests               58.4                                      70.4
Extraordinary items                             (0.5)                                    (50.8)
TRG preferred distributions                     (2.4)
Minority share of income                       (17.6)                                     (4.2)
Distributions in excess of
 minority share of income                      (12.4)                                     (1.8)
                                               -----                                     -----
Net income                                      25.5                                      13.6
Series A preferred dividends                   (16.6)                                    (16.6)
                                               -----                                     -----
Net income (loss) available to common
 shareowners                                     8.9                                       3.0
                                               =====                                     =====
SUPPLEMENTAL INFORMATION(4):
 EBITDA contribution                           118.6          94.1         212.7         168.3         104.3         272.6
 Beneficial Interest Expense                   (47.6)        (34.5)        (82.1)        (75.8)        (37.1)       (112.9)
 Non-real estate depreciation                   (2.7)                       (2.7)         (2.3)                       (2.3)
 Preferred dividends and distributions         (19.0)                      (19.0)        (16.6)                      (16.6)
                                               -----         -----         -----         -----         -----         -----
 Funds from Operations contribution             49.3          59.7         108.9          73.7          67.1         140.8
                                               =====         =====         =====         =====         =====         =====

(1)  The results of operations of Memorial City are presented net in this table.
(2) With the exception of the Supplemental Information, amounts represent 100% of the Unconsolidated Joint Ventures. Amounts are net of intercompany profits.
(3) Amortization of the Company's additional basis in the Operating Partnership included in equity in income before extraordinary items of Unconsolidated Joint Ventures was $4.7 million and $4.5 million in 1999 and 1998, respectively. Also, amortization of the additional basis included in depreciation and amortization was $3.8 million and $5.1 million in 1999 and 1998, respectively.
(4) EBITDA represents earnings before interest and depreciation and amortization. EBITDA excludes gains on dispositions of depreciated operating properties. Funds from Operations is defined and discussed in Liquidity and Capital Resources.
(5)  Amounts in this table may not add due to rounding.

Consolidated Businesses

     Total revenues for the year ended December 31, 1999 were $257.6 million, a $65.0 million or 33.7% increase over 1998, excluding revenues of the transferred centers. Minimum rents increased $34.1 million of which $30.6 million was caused by the opening of MacArthur Center and Great Lakes Crossing. Minimum rents also increased due to tenant rollovers. Expense recoveries increased primarily due to the new centers. Revenues from management, leasing, and development services increased primarily due to the management agreements with GMPT. Other revenue decreased primarily due to a decrease in gains on sales of peripheral land, partially offset by increases in garage and trash removal services and lease cancellation revenue.

     Total operating costs were $237.0 million, a $5.5 million or 2.3% decrease from 1998, excluding expenses other than depreciation, amortization and interest of the transferred centers. Recoverable expenses increased primarily due to Great Lakes Crossing and MacArthur Center. Other operating expense increased due to an increase in the charge to operations for costs of pre-development activities, the new centers, and bad debt expense. Costs of management, leasing and development services increased primarily due to the management agreements with GMPT. General and administrative expense decreased $6.5 million primarily due to decreases in payroll costs, travel and professional fees. Interest expense decreased primarily due to the assumption of debt by GMPT as part of the GMPT Exchange and debt paid down with the proceeds of the Series C and Series D Preferred Equity offerings, partially offset by an increase in debt used to finance Great Lakes Crossing and MacArthur Center and a decrease in capitalized interest related to these centers. Depreciation and amortization expenses decreased due to the transferred centers, partially offset by an increase due to the new centers.

     During 1998, a $10.7 million loss on the restructuring was recognized, which primarily represented the cost of certain involuntary terminations of personnel.

Unconsolidated Joint Ventures

     Total revenues for the year ended December 31, 1999 were $252.0 million, a $12.9 million or 5.4% increase from the comparable period of 1998, excluding revenues of the transferred center. Minimum rents increased due to the expansion at Cherry Creek and tenant rollovers. Expense recoveries also increased because of the Cherry Creek expansion and an increase in property taxes recoverable from tenants at certain centers.

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

     The Company believes that its net cash provided by operating activities, distributions from its joint ventures, the unutilized portion of its credit facilities, and its ability to access the capital markets assure adequate liquidity to conduct its operations in accordance with its dividend and financing policies.

     As of December 31, 2000, the Company had a consolidated cash balance of $18.8 million. Additionally, the Company has a secured $200 million line of credit. This line had $63.0 million of borrowings as of December 31, 2000 and expires in September 2001. The Company also has available a second secured bank line of credit of up to $40 million. The line had $26.3 million of borrowings as of December 31, 2000 and expires in August 2001.

Debt and Equity Transactions

     Discussion of significant debt and equity transactions occurring in the three years ended December 31, 2000 is contained in Results of Operations. In addition to the transactions described therein, the following transactions have occurred which will affect the Company's liquidity and capital resources in future periods.

     In November 2000, the 50% owned Unconsolidated Joint Venture that is developing The Mall at Millenia closed on a $160.4 million construction facility. The rate on the facility is LIBOR plus 1.95% and the facility matures in November 2003, with two one-year extension options. The Operating Partnership has guaranteed the payment of 50% of the principal and interest. The rate and the amount guaranteed may be reduced once certain performance and valuation criteria are met. There was no balance outstanding at December 31, 2000.

     In June 2000, the Operating Partnership closed on a $220 million three-year construction facility for The Shops at Willow Bend. The rate on the loan is LIBOR plus 1.85%. The loan has two one-year extension options. The balance at December 31, 2000 was $99.7 million.

     In March 2000, the Company's Board of Directors authorized the purchase of up to $50 million of the Company's common stock in the open market. The stock may be purchased from time to time as market conditions warrant. As of December 31, 2000, the Company had purchased 2.3 million shares for approximately $25.8 million.

     In June 2000, the Company finalized an agreement that securitized the $40 million bank line of credit and extended its maturity to August 2001.

     In November 1999, the 26% owned Unconsolidated Joint Venture that is developing International Plaza closed on a $193.5 million, three-year construction financing, with a one-year extension option. The rate on the facility is LIBOR plus 1.90%. The balance at December 31, 2000 was $67.5 million.

     In October 1999, the 50% owned Unconsolidated Joint Venture that is developing Dolphin Mall closed on a $200 million, three-year construction facility. The rate on the facility is LIBOR plus 2%, decreasing to LIBOR plus 1.75% when a certain coverage ratio is met. The rate on the loan is capped at 7% plus credit spread until maturity. Under the interest rate agreement, the rate is swapped to a fixed rate of 6.14%, plus credit spread, when LIBOR is less than 6.7%. The maturity date may be extended one year. The balance at December 31, 2000 was $116.9 million.

Summary of Investing Activities

     Net cash used in investing activities was $219.7 million in 2000 compared to $197.4 million in 1999 and $270.0 million in 1998. Cash used in investing activities was impacted by the timing of capital expenditures, with additions to properties in 2000, 1999, and 1998 for the construction of MacArthur Center, Great Lakes Crossing, The Mall at Wellington Green, The Shops at Willow Bend, as well as other development activities and other capital items (see Capital Spending below). During 2000, $3.0 million was invested in MerchantWired, while in 1999, $18.5 million was used to purchase investments in Fashionmall.com, Inc., Swerdlow Real Estate Group, and Lord Associates. In addition, during 2000, $23.6 million in costs were incurred (net of cash acquired) in connection with the exchange of interests in centers. Proceeds from sales of peripheral land increased in 2000 by $6.4 million, to $8.2 million. Contributions to Unconsolidated Joint Ventures are impacted primarily by the timing of construction and expansion activities, which in 2000, 1999, and 1998 included significant projects at Dolphin Mall, International Plaza, The Mall at Millenia, Fair Oaks, Lakeside, Twelve Oaks, Cherry Creek, and Woodland. Distributions from Unconsolidated Joint Ventures decreased in 2000 due to the transfers of Twelve Oaks and Lakeside. Also, distributions from Unconsolidated Joint Ventures included excess mortgage refinancing proceeds of $45.2 million in 1999 from Cherry Creek and $45.9 million in 1998 from Fair Oaks. In 1998, the loss of distributions from Woodfield after the GMPT Exchange were offset by increases in distributions at other centers.

Summary of Financing Activities

     Financing activities contributed cash of $99.7 million in 2000, $91.3 million in 1999, and $131.3 million in 1998. Borrowings net of repayments and issuance costs increased by $130.3 million to $231.2 million in 2000. In 1999, borrowings net of debt repayments and issuance costs decreased by $244.5 million from 1998 to $100.9 million. In 1999, $97.3 million was provided by the issuance of preferred equity.

     Distributions and dividends were $107.5 million, $100.1 million, and $131.2 million in 2000, 1999, and 1998, respectively. Distributions were higher in 1998 due to the Company's larger pre-GMPT Exchange equity base. Approximately $24.2 million was used in 2000 to repurchase common shares under the stock repurchase program initiated in 2000. In 1998, cash was used for the $77.7 million partner redemption and transaction costs incurred in connection with the GMPT Exchange.

Beneficial Interest in Debt

     At December 31, 2000, the Operating Partnership's debt and its beneficial interest in the debt of its Consolidated and Unconsolidated Joint Ventures totaled $1,588.7 million. As shown in the following table, there was no unhedged floating rate debt at December 31, 2000. Interest rates shown do not include amortization of debt issuance costs and interest rate hedging costs. These items are reported as interest expense in the results of operations. In the aggregate, these costs added 0.45% to the effective rate of interest on beneficial interest in debt at December 31, 2000. Included in beneficial interest in debt is debt used to fund development and expansion costs. Beneficial interest in assets on which interest is being capitalized totaled $499.8 million as of December 31, 2000. Beneficial interest in capitalized interest was $30.7 million for the year ended December 31, 2000.

                                                                       Beneficial Interest in Debt
                                                     -------------------------------------------------------------
                                                        Amount     Interest     LIBOR   Frequency       LIBOR
                                                     (in millions   Rate at      Cap     of Rate         at
                                                      of dollars)  12/31/00     Rate      Resets      12/31/00
                                                      -----------  --------    ------    -------      --------
Total beneficial interest in fixed rate debt             $945.7      7.57%(1)
Floating rate debt hedged via interest rate caps:
     Through October 2001                                  50.0      7.16        8.55%    Monthly        6.56%
     Through March 2002                                   100.0      7.83 (1)    7.25     Monthly        6.56
     Through March 2002                                   144.5      8.33        7.25     Monthly        6.56
     Through July 2002                                     43.4      7.64 (2)    6.50     Monthly        6.56
     Through August 2002                                   38.0      7.51        8.20     Monthly        6.56
     Through September 2002                                75.0(3)   8.07 (1)(2) 7.00     Monthly        6.56
     Through October 2002                                  26.5      8.39 (1)    7.10     Monthly        6.56
     Through November 2002                                 25.6(4)   7.83 (1)    8.75     Monthly        6.56
     Through May 2003                                      77.0(5)   8.63        7.15     Monthly        6.56
     Through September 2003                                63.0(6)   7.83 (1)    7.00     Monthly        6.56
                                                           ----

Total beneficial interest in debt                      $1,588.7      7.75 (1)
                                                       ========

(1)  Denotes weighted average interest rate.
(2)  Rate reflects impact of interest rate instrument.
(3) This construction debt of a 50% owned unconsolidated joint venture is swapped at a rate of 6.14% when LIBOR is below 6.7%. In addition the debt is capped at 7%. The notional amounts on both the cap and the swap increase from $150 million to $200 million in February 2001.
(4) This cap which was purchased to hedge a construction facility of a 50% owned joint venture has a notional amount of $80.2 million.
(5) The notional amount on the cap, which hedges a construction facility, accretes $7 million a month until it reaches $147 million.
(6) An additional cap was purchased by the 90% owned consolidated joint venture to hedge an anticipated construction facility. The 7.25% cap begins at a notional amount of $6 million in January 2001 and accretes $6 million per month up to $70 million. This cap also expires in September 2003.

Sensitivity Analysis

     The Company has exposure to interest rate risk on its debt obligations and interest rate instruments. Based on the Operating Partnership's beneficial interest in debt and interest rates in effect at December 31, 2000, a one percent increase in interest rates on floating rate debt would decrease cash flows by approximately $3.2 million and, due to the effect of capitalized interest, annual earnings by approximately $1.8 million. A one percent decrease in interest rates on floating rate debt would increase cash flows and annual earnings by approximately $6.0 million and $3.7 million, respectively. Based on the Company's consolidated debt and interest rates in effect at December 31, 2000, a one percent increase in interest rates would decrease the fair value of debt by approximately $40.9 million, while a one percent decrease in interest rates would increase the fair value of debt by approximately $44.0 million.

Covenants and Commitments

     Certain loan agreements contain various restrictive covenants including limitations on net worth, minimum debt service and fixed charges coverage ratios, a maximum payout ratio on distributions, and a minimum debt yield ratio, the latter being the most restrictive. The Operating Partnership is in compliance with all of such covenants.

     Payments of principal and interest on the loans in the following table are guaranteed by the Operating Partnership as of December 31, 2000. All of the loan agreements provide for a reduction of the amounts guaranteed as certain center performance and valuation criteria are met.

                                                   TRG's           Amount of
                                                beneficial       loan balance       % of loan
                                               interest in        guaranteed         balance        % of interest
                           Loan balance        loan balance         by TRG         guaranteed        guaranteed
Center                    as of 12/31/00      as of 12/31/00    as of 12/31/00       by TRG            by TRG
------                    --------------      --------------    --------------       ------            ------
                                         (in millions of dollars)
Dolphin Mall                     116.9             58.5              58.5               50%              100%
Great Lakes Crossing             170.0            144.5             170.0              100%              100%
International Plaza               67.5             17.9              67.5              100% (1)          100%(1)
The Mall at Millenia                0                0                 0                50%               50%
The Shops at Willow Bend          99.7             99.7              99.7              100%              100%

(1) The new investor in the International Plaza venture has indemnified the Operating Partnership to the extent of approximately 25% of the amounts guaranteed.

     In addition, the Operating Partnership guarantees the $100 million facility secured by an interest in Twelve Oaks that was obtained in August 2000 (See Results of Operations - Significant Debt, Equity, and Other Transactions).

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

     In October 1999, NAREIT approved certain clarifications of the definition of FFO, including that non-recurring items that are not defined as
"extraordinary" under generally accepted accounting principles should be reflected in the calculation of FFO. The clarified definition is effective January 1, 2000 and restatement of all periods presented is recommended. Under the clarified definition, there would have been no change to the amounts reported for 1999.

Reconciliation of Net Income to Funds from Operations

                                                                     2000                         1999
                                                                     ----                         ----
                                                                        (in millions of dollars)
Income before gain on disposition of center,
  extraordinary items, and minority and preferred interests (1) (2)   66.5                         58.4
Depreciation and amortization (3)                                     57.8                         52.5
Share of Unconsolidated Joint Ventures'
   depreciation and amortization (4)                                  19.4                         20.4
Non-real estate depreciation                                          (3.0)                        (2.7)
Preferred dividends and distributions                                (25.6)                       (19.0)
Minority interest share of depreciation                               (2.4)                        (0.7)
                                                                      ----                        -----
Funds from Operations                                                112.7                        108.9
                                                                     =====                        =====
Funds from Operations allocable to the Company                        70.4                         68.5
                                                                      ====                       ======

(1) Includes gains on peripheral land sales of $9.1 million and $1.5 million for the years ended December 31, 2000 and 1999, respectively. Excludes gain on disposition of interest in a center of $85.3 million for the year ended December 31, 2000.
(2) Includes net non-cash straightline adjustments to minimum rent revenue and ground rent expense of $(0.1) million and $(0.3) million for the years ended December 31, 2000 and 1999, respectively.
(3) Includes $2.4 million and $2.1 million of mall tenant allowance amortization for the years ended December 31, 2000 and 1999, respectively.
(4) Includes $2.2 million of mall tenant allowance amortization for both of the years ended December 31, 2000 and 1999.
(5)  Amounts in the tables may not add due to rounding.

Components of Other Income

                                       2000                     1999
                                       ----                     ----
                          (Operating Partnership's share in millions of dollars)

Shopping center related revenues       13.6                     10.8
Land sales                              9.1                      1.5
Lease cancellation revenue              1.6                      4.2
Interest income                         4.3                      2.2
                                        ---                      ---
                                       28.6                     18.7
                                       ====                     ====

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

     On December 12, 2000, the Company declared a quarterly dividend of $0.25 per common share payable January 22, 2001 to shareowners of record on December 29, 2000. The Board of Directors also declared a quarterly dividend of $0.51875 per share on the Company's 8.3% Series A Preferred Stock, paid December 29, 2000 to shareowners of record on December 19, 2000.

     Common dividends declared totaled $0.985 per common share in 2000, of which $0.4402 represented return of capital, $0.4799 represented ordinary income, and $0.0649 represented capital gain, compared to dividends declared in 1999 of $0.965 per common share, of which $0.4534 represented return of capital and $0.5116 represented ordinary income. The tax status of total 2001 common dividends declared and to be declared, assuming continuation of a $0.25 per common share quarterly dividend, is estimated to be approximately 30% return of capital, and approximately 70% ordinary income. Series A preferred dividends declared were $2.075 per preferred share in 2000 and 1999, of which $1.9382 represented ordinary income and $0.1368 represented capital gains in 2000, while the entire dividend represented ordinary income in 1999. The tax status of total 2001 dividends to be paid on Series A Preferred Stock is estimated to be 100% ordinary income. These are forward-looking statements and certain significant factors could cause the actual results to differ materially, including: 1) the amount of dividends declared; 2) changes in the Company's share of anticipated taxable income of the Operating Partnership due to the actual results of the Operating Partnership; 3) changes in the number of the Company's outstanding shares; 4) property acquisitions or dispositions; 5) financing transactions, including refinancing of existing debt; and 6) changes in the Internal Revenue Code or its application.

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

Capital Spending

     Capital spending for routine maintenance of the shopping centers is generally recovered from tenants. Capital spending not recovered from tenants is summarized in the following tables:

                                                                              2000
                                                -------------------------------------------------------------
                                                                                      Beneficial Interest in
                                                                  Unconsolidated      Consolidated Businesses
                                                Consolidated           Joint            and Unconsolidated
                                                 Businesses          Ventures (1)         Joint Ventures (1)(2)
                                                --------------------------------------------------------------
                                                           (in millions of dollars)
Development, renovation, and expansion:
   Existing centers                                 14.3               19.5                  23.2
   New centers                                     149.2(3)           226.3(4)              241.7
Pre-construction development activities,
  net of charge to operations                        6.1                                      6.1
Mall tenant allowances                              10.2                4.3                  11.8
Corporate office improvements, equipment,
  and software                                       3.1                                      3.1
Other                                                0.2                2.2                   1.4
                                                   -----              -----                 -----
Total                                              183.1              252.3                 287.3
                                                   =====              =====                 =====

(1)  Costs are net of intercompany profits.
(2) Includes the Operating Partnership's share of construction costs for The Mall at Wellington Green (a 90% owned consolidated joint venture), International Plaza (a 26% owned unconsolidated joint venture), Dolphin Mall (a 50% owned unconsolidated joint venture), and The Mall at Millenia (a 50% owned unconsolidated joint venture).
(3) Includes costs related to The Mall at Wellington Green and The Shops at Willow Bend.
(4) Includes costs related to International Plaza, Dolphin Mall, and The Mall at Millenia.


                                                                              1999
                                                -------------------------------------------------------------
                                                                                      Beneficial Interest in
                                                                  Unconsolidated      Consolidated Businesses
                                                Consolidated           Joint            and Unconsolidated
                                                 Businesses          Ventures (1)         Joint Ventures (1)(2)
                                                --------------------------------------------------------------
                                                           (in millions of dollars)
Development, renovation, and expansion:
   Existing centers                                 12.4               24.9                  24.8
   New centers                                     124.4(3)           112.9(4)              160.5
Pre-construction development activities,
  net of charge to operations                        2.0                                      2.0
Mall tenant allowances                               3.8                6.2                   7.0
Corporate office improvements, equipment,
  and software                                       3.0                                      3.0
Other                                                0.8                2.4                   2.2
                                                   -----              -----                 -----
Total                                              146.4              146.4                 199.5
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

     The Operating Partnership's share of mall tenant allowances per square foot leased during the year, excluding expansion space and new developments, was $16.39 in 2000 and $12.76 in 1999. In addition, the Operating Partnership's share of capitalized leasing costs in 2000, excluding new developments, was $7.6 million, or $10.54 per square foot leased and $6.2 million or $10.82 per square foot leased during the year in 1999.

     In September 1999, the Company finalized a partnership agreement with Swerdlow Real Estate Group to jointly develop Dolphin Mall, a 1.4 million square foot value regional center located in Miami, Florida. The center opened in March 2001. Although certain permitting and certificate of occupancy issues limited the Company's ability to maximize occupancy at opening, approximately 150 retailers opened initially with an additional 50 tenants opening over a two to three month period. Dolphin is presently anticipated to cost up to $20 million higher than originally projected or approximately $290 million. The Company currently estimates an unleveraged return of approximately 9% in 2001 on its share of average spending of approximately $145 million. The returns for 2002 and 2003 are expected to be approximately 10.5% and 11.0%, respectively.

     The Shops at Willow Bend, a 1.5 million square foot center under construction in Plano, Texas, will be anchored by Neiman Marcus, Saks Fifth Avenue, Lord & Taylor, Foley's and Dillard's. The center is scheduled to open in August 2001; Saks Fifth Avenue will open in 2004. The Mall at Wellington Green, a 1.3 million square foot center under construction in west Palm Beach County, Florida, will initially be anchored by Lord & Taylor, Burdines, Dillard's and JCPenney. A fifth anchor, Nordstrom, is obligated under the reciprocal easement agreement to open within 24 months of the opening of the center and is presently expected to open in 2003. The center, scheduled to open in October 2001, will be owned by a joint venture in which the Operating Partnership has a 90% controlling interest.

     Additionally, the Company is developing International Plaza, a 1.3 million square foot center under construction in Tampa, Florida. The center will be anchored by Nordstrom, Lord & Taylor, Dillard's and Neiman Marcus, and is scheduled to open in September 2001. The Company originally had a controlling 50.1% interest in the partnership (Tampa Westshore) that owns the project. The Company was responsible for providing the funding for project costs in excess of construction financing in exchange for a preferential return. In November 1999, the Company entered into agreements with a new investor, which provided funding for the project and thereby reduced the Company's ownership interest to approximately 26%. It is anticipated that given the preferential return arrangements, the original 49.9% owner in Tampa Westshore will not initially receive cash distributions. The Company expects to be initially allocated approximately 33% of the net operating income of the project, with an additional 7% representing return of capital.

     The Company expects returns on The Mall at Willow Bend, International Plaza, and The Mall at Wellington Green to average slightly under 10% for the four months on average that these centers will be open in 2001. The Company's share of costs for the three centers is projected to be approximately $525 million during these four months. For 2002, the Company expects returns to average above 10.5% on approximately $565 million of costs and in 2003, expects returns of 11%. These returns exclude land sale gains upon which interest expense savings on the gains will add approximately 0.25% to the projects' returns, based on interest savings due to the reduction of debt.

     The Operating Partnership has entered into a joint venture to develop The Mall at Millenia currently under construction in Orlando, Florida. This project is expected to open in October 2002. The Mall at Millenia will be anchored by Bloomingdale's, Macy's, and Neiman Marcus.

     The total cost, prior to anticipated recoveries, of these five projects is anticipated to be approximately $1.3 billion. The Company's beneficial investment in the projects will be approximately $810 million, as four of these projects are joint ventures. While the Company intends to finance approximately 75% of each new center with construction debt, the Company is responsible for more than its proportionate share of the project equity (approximately $259 million). Substantially all of the project equity for the five projects currently under construction has been funded through the Operating Partnership's preferred equity offerings, contributions from the new joint venture partner in the International Plaza project, and borrowings under the Company's lines of credit. With respect to the construction loan financing, the Company completed financings for Dolphin Mall, The Shops at Willow Bend, International Plaza, and The Mall at Millenia. The financing of The Mall at Wellington Green is expected to be completed in the first half of 2001.

     Additionally, food courts at Twelve Oaks, in the suburban Detroit area, and Woodland in Grand Rapids, Michigan are scheduled to open in the fall of 2001. The Operating Partnership's share of the cost of these projects is expected to be approximately $12.5 million.

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

     The following table summarizes planned capital spending, which is not recovered from tenants and assumes no acquisitions during 2001:

                                                                            2001
                                             -----------------------------------------------------------------
                                                                                     Beneficial Interest in
                                                                Unconsolidated       Consolidated Businesses
                                             Consolidated            Joint             and Unconsolidated
                                              Businesses         Ventures (1)         Joint Ventures (1)(2)
                                             -----------------------------------------------------------------
                                                           (in millions of dollars)

Development, renovation, and expansion          194.2(3)             305.8(4)                 313.5
Mall tenant allowances                            9.5                  6.4                     12.4
Pre-construction development and other           15.5                  0.5                     15.7
                                                -----                -----                    -----
Total                                           219.2                312.7                    341.6
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

     The Operating Partnership anticipates that its share of costs for development projects scheduled to be completed in 2002 will be as much as $46 million in 2002. Estimates of future capital spending include only projects approved by the Company's Board of Directors and, consequently, estimates will change as new projects are approved. Estimates regarding capital expenditures presented above are forward-looking statements and certain significant factors could cause the actual results to differ materially, including but not limited to: 1) actual results of negotiations with anchors, tenants and contractors; 2) changes in the scope and number of projects; 3) cost overruns; 4) timing of expenditures; 5) financing considerations; 6) actual time to complete projects;
7) changes in economic climate; 8) competition from others attracting tenants and customers; and 9) increases in operating costs.

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

     Based on a market value at December 31, 2000 of $10.94 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $264 million. The purchase of these interests at December 31, 2000 would have resulted in the Company owning an additional 29% interest in the Operating Partnership.

New Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. SFAS 133, as amended and interpreted, is effective for fiscal years beginning after June 15, 2000. The Company's derivatives consist primarily of interest rate cap agreements which the Company purchases to reduce its exposure to increases in rates on its floating rate debt. The Company expects that the primary impact of its adoption of SFAS 133 will be the timing of the recognition in income of the costs of these agreements. This may cause earnings volatility as the value of these agreements may change from period to period. In addition, the swap agreement on the Dolphin Mall construction loan does not qualify for hedge accounting under SFAS 133. As a result, the Company will recognize its share of losses and income related to this agreement in earnings as the value of the agreement changes. The Company expects to recognize an unrealized loss on this agreement of approximately $1 million in the first quarter because of the decline in interest rates since year end.

     The Company will recognize a loss of approximately $8.8 million as a transition adjustment to mark its share of interest rate agreements to fair value as of January 1, 2001, the Company's transition date. Of this amount, a $0.8 million loss will be charged to other comprehensive income with the remainder representing the cumulative effect of a change in accounting principle.

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

                                    PART III*

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is hereby incorporated by reference to the material appearing in the Company's definitive proxy statement for the annual meeting of shareholders to be held in 2001 (the "Proxy Statement") under the captions "Management--Directors, Nominees and Executive Officers" and "Security Ownership of Certain Beneficial Owners and Management -- Section 16(a) Beneficial Ownership Reporting Compliance."

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption "Management--Certain Transactions" and "Executive Compensation-- Certain Employment Arrangements".



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

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     14(a)(1) The following financial statements of Taubman Centers, Inc. and the Independent Auditors' Report thereon are filed with this report:

               TAUBMAN CENTERS, INC.                                        Page
                                                                            ----
               Independent Auditors' Report..................................F-2
               Consolidated Balance Sheet as of December 31, 2000 and 1999 ..F-3 Consolidated Statement of Operations for the years ended
                December 31, 2000, 1999 and 1998.............................F-4
               Consolidated Statement of Shareowners' Equity for the years ended
                December 31, 2000, 1999 and 1998.............................F-5
               Consolidated Statement of Cash Flows for the years ended
                December 31, 2000, 1999 and 1998.............................F-6
               Notes to Consolidated Financial Statements....................F-7


     14(a)(2) The following is a list of the financial statement schedules required by Item 14(d).

               TAUBMAN CENTERS, INC.
               Schedule II - Valuation and Qualifying Accounts..............F-25
               Schedule III - Real Estate and Accumulated Depreciation......F-26

               UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP (a consolidated subsidiary of Taubman Centers, Inc.)
               Independent Auditors' Report.................................F-28
               Combined Balance Sheet as of December 31, 2000 and 1999......F-29
               Combined Statement of Operations for the years ended
                December 31, 2000, 1999 and 1998............................F-30
               Combined Statement of Accumulated Deficiency in  Assets  for  the
                three years ended December 31, 2000, 1999 and 1998..........F-31
               Combined Statement of Cash Flows for the years ended
                December 31, 2000, 1999 and 1998............................F-32
               Notes to Combined Financial Statements.......................F-33

               UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP (a consolidated subsidiary of Taubman Centers, Inc.)
               Schedule II - Valuation and Qualifying Accounts..............F-41
               Schedule III - Real Estate and Accumulated Depreciation......F-42

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

     3(b) -- Composite copy of Restated Articles of Incorporation of Taubman Centers, Inc., including all amendments to date
                    (incorporated herein by reference to Exhibit 3 filed with the Registrants Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 ("2000 Second Quarter Form 10-Q")).

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

     4(e) -- Mortgage, Security Agreement and Fixture Filing by Short Hills Associates, as Mortgagor, to Metropolitan Life
                    Insurance Company, as Mortgagee, dated April 15, 1999 (incorporated herein by reference to Exhibit 4(d) filed with the 1999 Second Quarter Form 10-Q).

     4(f) -- Assignment of Leases, Short Hills, Associates (Assignor) and Metropolitan Life Insurance Company (Assignee) dated as of April 15, 1999 (incorporated herein by reference to Exhibit 4(e) filed with the 1999 Second Quarter Form 10-Q).

     4(g) -- Secured Revolving Credit Agreement dated as of June 24, 1999 among the Taubman Realty Group Limited Partnership, as Borrower, The Banks Signatory Hereto, each as a bank and UBS AG, Stamford Branch, as Administrative Agent (incorporated herein by reference to Exhibit 4(f) filed with the 1999 Second Quarter Form 10-Q).

     4(h) -- Building Loan Agreement dated as of June 21, 2000 among Willow Bend Associates Limited Partnership, as Borrower, PNC Bank, National Association, as Lender, Co-Lead Agent and Lead Bookrunner, Fleet National Bank, as Lender, Co- Lead Agent, Joint Bookrunner and Syndication Agent, Commerzbank AG, New York Branch, as Lender, Managing Agent and Co-Documentation Agent, Bayerische Hypo-Und Vereinsbank AG, New York Branch, as Lender, Managing Agent and Co-Documentation Agent, and PNC Bank, National Association, as Administrative Agent. (incorporated herein by reference to Exhibit 4 (a) filed with the 2000 Second Quarter Form 10-Q.)

     4(i) -- Building Loan Deed of Trust, Assignment of Leases and Rents and Security Agreement ("this Deed") from Willow Bend Associates Limited Partnership, a Delaware limited partnership ("Grantor"), to David M. Parnell ("Trustee"), for the benefit of PNC Bank, National Association, as Administrative Agent for Lenders (as hereinafter defined) (together with its successors in such capacity, "Beneficiary"). (incorporated herein by reference to Exhibit 4 (b) filed with the 2000 Second Quarter Form 10-Q.)

    *10(a) --       The Taubman Realty Group Limited  Partnership 1992 Incentive
                    Option  Plan,  as  Amended  and  Restated  Effective  as  of
                    September 30, 1997 (incorporated herein by reference to Exhibit 10(b) filed with the Registrant's Annual Report on
                    Form 10-K for the year ended December 31, 1997).

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

     10(d) -- Amended and Restated Cash Tender Agreement among Taubman Centers, Inc., a Michigan Corporation (the "Company"), The Taubman Realty Group Limited Partnership, a Delaware Limited Partnership ("TRG"), and A. Alfred Taubman, A. Alfred Taubman, acting not individually but as Trustee of the A. Alfred Taubman Restated Revocable Trust, as amended and restated in its entirety by Instrument dated January 10, 1989 and subsequently by Instrument dated June 25, 1997, (as the same may hereafter be amended from time to time), and TRA Partners, a Michigan Partnership. (incorporated herein by reference to Exhibit 10 (a) filed with the 2000 Second Quarter Form 10-Q.)

     *10(e) --      Supplemental Retirement Savings Plan (incorporated herein by reference  to  Exhibit  10(i)  filed  with the  Registrant's
                    Annual  Report on Form 10-K for the year ended  December 31,
                    1994).

     *10(f) --      Employment  agreement  between The Taubman  Company  Limited
                    Partnership  and  Lisa  A.  Payne  (incorporated  herein  by
                    reference   to  Exhibit  10  filed  with  the   Registrant's
                    Quarterly  Report on Form 10-Q for the  quarter  ended March
                    31, 1997).

     *10(g) --      Second Amended and Restated  Continuing  Offer,  dated as of
                    May 16, 2000.  (incorporated  herein by reference to Exhibit
                    10 (b) filed with the 2000 Second Quarter Form 10-Q.)

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

     10(l) -- Private Placement Purchase Agreement dated as of November 24, 1999 among The Taubman Realty Group Limited Partnership, Taubman Centers, Inc. and GS-MSD Select Sponsors, L.P. (incorporated herein by reference to Exhibit 10(l) filed with the Annual Report of Form 10-K for the year ended December 31, 1999 ("1999 Form 10-K")).

     10(m) -- Registration Rights Agreement entered into as of November 24, 1999 by and between Taubman Centers, Inc and GS-MSD Select Sponsors, L.P. (incorporated herein by reference to Exhibit 10(m) filed with the 1999 Form 10-K).

     *10(n) --      Employment  agreement  between The Taubman  Company  Limited
                    Partnership and Courtney Lord. (incorporated herein by reference to Exhibit 10(n) filed with the 1999 Form 10-K).

     *10(o) --      The Taubman Company Long-Term  Compensation Plan (as amended and restated effective January 1, 2000). (incorporated herein by reference to Exhibit 10 (c) filed with the 2000
                    Second Quarter Form 10-Q.)

     10(p) -- Annex II to Second Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership. (incorporated herein by reference to Exhibit 10(p) filed with the 1999 Form 10-K).

     12   --        Statement Re: Computation of Taubman Centers,  Inc. Ratio of
                    Earnings to Combined Fixed Charges and Preferred Dividends and Distributions.

     21   --        Subsidiaries of Taubman Centers, Inc.

     23   --        Consent of Deloitte & Touche LLP.

     24   --        Powers of Attorney.

     27   --        Financial Data Schedule.

     99   --        Debt Maturity Schedule.

------------------
* A management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

14(b)    Current Reports on Form 8-K.

               None

14(c) The list of exhibits filed with this report is set forth in response to Item 14(a)(3).The required exhibit index has been filed with the exhibits.

14(d) The financial statements and the financial statement schedules of the Unconsolidated Joint Ventures of The Taubman Realty Group Limited Partnership listed at Item 14(a)(2) are filed pursuant to this Item 14(d).

                              TAUBMAN CENTERS, INC.

                              FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2000 AND 1999
        AND FOR EACH OF THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareowners
Taubman Centers, Inc.

     We have audited the accompanying consolidated balance sheets of Taubman Centers, Inc. (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareowners' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Taubman Centers, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Detroit, Michigan
February 13, 2001

                              TAUBMAN CENTERS, INC.

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except share data)


                                                                                         December 31
                                                                           -------------------------------------
                                                                                   2000                1999
                                                                                   ----                ----
Assets:
  Properties (Note 6)                                                       $    1,959,128        $   1,572,285
  Accumulated depreciation and amortization                                       (285,406)            (210,788)
                                                                            --------------        -------------
                                                                            $    1,673,722        $   1,361,497
  Investment in Unconsolidated Joint Ventures (Note 5)                             109,018              125,245
  Cash and cash equivalents                                                         18,842               20,557
  Accounts and notes receivable, less allowance for doubtful
    accounts of  $3,796 and $1,549 in 2000 and 1999 (Note 7)                        32,155               33,021
  Accounts and notes receivable from related parties (Notes 7 and 11)               10,454                7,095
  Deferred charges and other assets (Note 8)                                        63,372               49,496
                                                                            --------------        -------------
                                                                            $    1,907,563        $   1,596,911
                                                                            ==============        =============
Liabilities:
  Mortgage notes payable (Note 9)                                           $    1,171,909        $     866,742
  Unsecured notes payable (Note 9)                                                   2,064               19,819
  Accounts payable and accrued liabilities                                         131,161              118,230
  Dividends payable                                                                 12,784               13,054
                                                                            --------------        -------------
                                                                            $    1,317,918        $   1,017,845
Commitments and Contingencies (Notes 9 and 14)

Preferred Equity of TRG (Note 13)                                           $       97,275        $      97,275

Partners' Equity of TRG allocable to minority partners (Note 1)

Shareowners' Equity (Note 13):
  Series A Cumulative  Redeemable  Preferred Stock,  $0.01 par value,
    8,000,000 shares authorized,  $200 million  liquidation  preference,
    8,000,000 shares issued and outstanding at December 31, 2000 and 1999   $           80        $          80
  Series B Non-Participating Convertible Preferred Stock, $0.001 par
    and liquidation value, 40,000,000 shares authorized,
    31,835,066 shares issued and outstanding at December 31, 2000
    and 1999                                                                            32                   32
  Series C Cumulative Redeemable Preferred Stock, $0.01 par
    value, 2,000,000 shares authorized, $75 million liquidation preference, none issued
  Series D  Cumulative  Redeemable  Preferred  Stock,  $0.01 par value,
    250,000 shares authorized, $25 million liquidation preference, none issued
  Common Stock, $0.01 par value, 250,000,000 shares authorized,
    50,984,397 and 53,281,643 issued and outstanding at
    December 31, 2000 and 1999                                                         510                  533
  Additional paid-in capital                                                       676,544              701,045
  Dividends in excess of net income                                               (184,796)            (219,899)
                                                                            --------------        -------------
                                                                            $      492,370        $     481,791
                                                                            --------------        -------------
                                                                            $    1,907,563        $   1,596,911
                                                                            ==============        =============



                       See notes to financial statements.

                              TAUBMAN CENTERS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                        (in thousands, except share data)

                                                                           Year Ended December 31
                                                            --------------------------------------------------
                                                                   2000              1999             1998
                                                                   ----              ----             ----
Income:
  Minimum rents                                               $    154,497     $    141,885      $    107,657
  Percentage rents                                                   6,356            4,881             5,881
  Expense recoveries                                                92,203           81,453            60,650
  Revenues from management, leasing, and
    development services                                            24,964           23,909            12,282
  Other                                                             27,580           16,564            17,769
  Gain on disposition of interest in center (Note 2)                85,339
  Revenues - transferred centers (Note 3)                                                             129,714
                                                              ------------     ------------      ------------
                                                              $    390,939     $    268,692      $    333,953
                                                              ------------     ------------      ------------
Operating Expenses:
  Recoverable expenses                                        $     81,276     $     73,711      $     55,351
  Other operating                                                   32,687           36,685            33,842
  Management, leasing, and development services                     19,543           17,215             8,025
  General and administrative                                        18,977           18,129            24,616
  Restructuring (Note 3)                                                                               10,698
  Expenses other than interest, depreciation and
    amortization - transferred centers (Note 3)                                                        44,260
  Interest expense                                                  57,329           51,327            75,809
  Depreciation and amortization (including $22.8
    million in 1998 relating to the transferred centers)            57,780           52,475            57,376
                                                              ------------     ------------      ------------
                                                              $    267,592     $    249,542      $    309,977
                                                              ------------     ------------      ------------
Income before equity in income before extraordinary
  items of Unconsolidated Joint Ventures, extraordinary
  items, and minority and preferred interests                 $    123,347     $     19,150      $     23,976
Equity in income before extraordinary items of
  Unconsolidated Joint Ventures (Note 5)                            28,479           39,295            46,427
                                                              ------------     ------------      ------------
Income before extraordinary items, minority and
  preferred interests                                         $    151,826     $     58,445      $     70,403
Extraordinary items (Notes 3, 5, and 9)                             (9,506)            (468)          (50,774)
Minority interest:
  TRG income allocable to minority partners                        (58,488)         (17,600)           (4,230)
  Distributions less than (in excess of) earnings
    allocable to minority partners                                  28,188          (12,431)           (1,779)
TRG Series C and D preferred distributions (Note 13)                (9,000)          (2,444)
                                                              ------------     ------------      ------------
Net income                                                    $    103,020     $     25,502      $     13,620
Series A preferred dividends (Note 13)                             (16,600)         (16,600)          (16,600)
                                                              ------------     ------------      ------------
Net income (loss) available to common shareowners             $     86,420     $      8,902      $     (2,980)
                                                              ============     ============      ============

Basic earnings per common share (Note 15):
  Income before extraordinary items                           $       1.76     $        .17      $        .33
                                                              ============     ============      ============
  Net income (loss)                                           $       1.65     $        .17      $       (.06)
                                                              ============     ============      ============
Diluted earnings per common share (Note 15):
  Income before extraordinary items                           $       1.75     $        .17      $        .32
                                                              ============     ============      ============
  Net income (loss)                                           $       1.64     $        .16      $       (.06)
                                                              ============     ============      ============

Cash dividends declared per common share                      $       .985     $       .965      $       .945
                                                              ============     ============      ============

Weighted average number of common shares
  outstanding                                                   52,463,598       53,192,364        52,223,399
                                                              ============     ============      ============



                       See notes to financial statements.

                              TAUBMAN CENTERS, INC.

                  CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                        (in thousands, except share data)


                                        Preferred Stock            Common Stock                      Dividends in
                                        ---------------            ------------        Additional      excess of
                                      Shares       Amount       Shares      Amount   Paid-in Capital   Net Income       Total
                                      ------       ------       ------      ------   ---------------   ----------       -----

Balance, January 1, 1998             8,000,000    $      80    50,759,657   $   508   $    668,951     $ (124,921)   $  544,618

Proceeds from common stock
  offering                                                      2,021,611        20         26,640                       26,660
Proceeds from preferred stock
  offering (Note 13)                31,399,913           28                                                                  28
Issuance of stock pursuant
  to Continuing Offer (Note 14)                                   214,636         2          2,374                        2,376
Cash dividends declared                                                                                   (66,125)      (66,125)
Net income                                                                                                 13,620        13,620
                                    ----------    ---------    ----------   -------   ------------     ----------    ----------
Balance, December 31, 1998          39,399,913    $     108    52,995,904   $   530   $    697,965     $ (177,426)   $  521,177

Issuance of stock pursuant to
  acquisition (Note 8)                 435,153            4                                                                   4
Issuance of stock pursuant to
  Continuing Offer (Note 14)                                      285,739         3          3,080                        3,083
Cash dividends declared                                                                                   (67,975)      (67,975)
Net income                                                                                                 25,502        25,502
                                    ----------    ---------    ----------   -------   ------------    -----------    ----------
Balance, December 31, 1999          39,835,066    $     112    53,281,643   $   533   $    701,045    $  (219,899)   $  481,791

Issuance of stock pursuant to
  Continuing Offer (Note 14)                                       12,854                      127                          127
Release of units in connection
  with Lord Associates
  acquisition (Note 8)                                                                       1,130                        1,130
Purchases of stock (Note 13)                                   (2,310,100)      (23)       (25,758)                     (25,781)
Cash dividends declared                                                                                   (67,917)      (67,917)
Net income                                                                                                103,020       103,020
                                    ----------    ---------    ----------   -------   ------------    -----------    ----------
Balance, December 31, 2000          39,835,066    $     112    50,984,397   $   510   $    676,544    $  (184,796)   $  492,370
                                    ==========    =========    ==========   =======   ============    ===========    ==========



                       See notes to financial statements.

                              TAUBMAN CENTERS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                               Year Ended December 31
                                                              --------------------------------------------------
                                                                   2000                1999             1998
                                                                   ----                ----             ----

Cash Flows From Operating Activities:
  Income before extraordinary items, minority and preferred
    interests                                                 $    151,826      $     58,445     $      70,403
  Adjustments to reconcile income before extraordinary
    items, minority and preferred interests to net cash
    provided by operating activities:
      Depreciation and amortization                                 57,780            52,475            57,376
      Provision for losses on accounts receivable                    3,558             2,238             1,207
      Other                                                          3,587             4,811             5,582
      Gains on sales of land                                        (9,444)           (1,667)           (5,637)
      Gain on disposition of interest in center                    (85,339)
      Increase (decrease) in cash attributable to changes
        in assets and liabilities:
          Receivables, deferred charges and other assets           (10,790)          (17,183)          (14,632)
          Accounts payable and other liabilities                     7,115             8,440            31,121
                                                              ------------      ------------     -------------
Net Cash Provided by Operating Activities                     $    118,293      $    107,559     $     145,420
                                                              ------------      ------------     --------------

Cash Flows From Investing Activities:
  Additions to properties                                     $   (187,454)     $   (208,142)    $    (294,336)
  Proceeds from sales of land                                        8,239             1,834             6,750
  Acquisition of additional interest in center (Note 2)            (23,644)
  Purchase of equity securities (Note 8)                            (3,000)          (18,462)
  Contributions to Unconsolidated Joint Ventures                   (18,830)          (36,799)          (33,322)
  Distributions from Unconsolidated Joint Ventures in
    excess of income before extraordinary items                      5,006            64,215            50,970
                                                              ------------      ------------     -------------
Net Cash Used In Investing Activities                         $   (219,683)     $   (197,354)    $    (269,938)
                                                              ------------      ------------     -------------

Cash Flows From Financing Activities:
  Debt proceeds                                               $    358,153      $    625,797     $   1,695,235
  Debt payments                                                   (120,756)         (514,534)         (175,599)
  Early extinguishment of debt                                                                      (1,169,769)
  Debt issuance costs                                               (6,202)          (10,335)           (4,458)
  Repurchase of common stock (Note 13)                             (24,160)
  Issuance of common stock                                             127             3,087            29,037
  Issuance of TRG Preferred Equity (Note 13)                                          97,275
  Distributions to minority and preferred interests                (39,300)          (32,474)          (65,914)
  Cash dividends to common shareowners                             (51,587)          (51,040)          (48,735)
  Cash dividends to Series A preferred shareowners                 (16,600)          (16,600)          (16,600)
  Redemption of partnership units                                                                      (77,698)
  GMPT Exchange                                                                       (9,869)          (32,651)
  Other                                                                                                 (1,500)
                                                              ------------      -------------    -------------
Net Cash Provided By Financing Activities                     $     99,675      $     91,307     $     131,348
                                                              ------------      ------------     -------------

Net Increase (Decrease) In Cash                               $     (1,715)     $      1,512     $       6,830

Cash and Cash Equivalents at Beginning of Year                      20,557            19,045             8,965
Effect of consolidating TRG in connection with the GMPT
  Exchange (TRG's cash balance at beginning of year)
  (Note 3)                                                                                               3,250
                                                              ------------      ------------     -------------

Cash and Cash Equivalents at End of Year                      $     18,842      $     20,557     $      19,045
                                                              ============      ============     =============



                       See notes to financial statements.

                              TAUBMAN CENTERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three Years Ended December 31, 2000

Note 1 - Summary of Significant Accounting Policies

Organization and Basis of Presentation

     Taubman Centers, Inc. (the Company or TCO), a real estate investment trust, or REIT, is the managing general partner of The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG). The Operating Partnership is an operating subsidiary that engages in the ownership, management, leasing, acquisition, development, and expansion of regional retail shopping centers and interests therein. The Operating Partnership's portfolio as of December 31, 2000 included 16 urban and suburban shopping centers in seven states. Four additional centers are under construction in Florida and Texas; another opened in Miami, Florida in March 2001.

     On September 30, 1998, the Company obtained a majority and controlling interest in the Operating Partnership as a result of a transaction in which the Operating Partnership exchanged interests in 10 shopping centers, together with $990 million of its debt, for all of the partnership units owned by two General Motors pension trusts (GMPT), representing approximately 37% of the Operating Partnership's equity (the GMPT Exchange) (Note 3).

     The consolidated financial statements of the Company include all accounts of the Company, the Operating Partnership and its consolidated subsidiaries; all intercompany balances have been eliminated. Shopping centers owned through joint ventures with third parties not unilaterally controlled by ownership or contractual obligation (Unconsolidated Joint Ventures) are accounted for under the equity method.

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

Income Taxes

     Federal income taxes are not provided by the Company because it operates in such a manner as to qualify as a REIT under the provisions of the Internal Revenue Code; therefore, applicable taxable income is included in the taxable income of its shareowners, to the extent distributed by the Company. As a REIT, the Company must distribute at least 90% of its REIT taxable income to its shareowners and meet certain other requirements. Additionally, no provision for income taxes for consolidated partnerships has been made, as such taxes are the responsibility of the individual partners.

     Dividends per common share declared in 2000 were $0.985, of which $0.4402 represented return of capital, $0.4799 represented ordinary income, and $0.0649 represented capital gains. Dividends per common share declared in 1999 were $0.965, of which $0.453 represented return of capital and $0.512 represented ordinary income. Dividends per common share declared in 1998 were $0.945, of which $0.854 represented return of capital and $0.091 represented ordinary income. The tax status of the Company's common dividends in 2000, 1999 and 1998 may not be indicative of future periods. Dividends per Series A preferred share declared in both 2000 and 1999 were $2.075, of which $1.9382 represented ordinary income and $0.1368 represented capital gains in 2000, while the entire dividend represented ordinary income in 1999. The difference between net income for financial reporting purposes and taxable income results primarily from differences in depreciation expense and the 2000 gain on the disposition of a center (Note 2).

                              TAUBMAN CENTERS, INC.

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

Partners' Equity of TRG Allocable to Minority Partners

     Because the net equity of the partnership unitholders is less than zero, the interest of the noncontrolling unitholders is presented as a zero balance in the balance sheet as of December 31, 2000 and December 31, 1999. Also, for periods subsequent to the GMPT Exchange, the income allocated to the noncontrolling unitholders in the Company's financial statements is equal to their share of distributions. The net equity of the Operating Partnership unitholders is less than zero because of accumulated distributions in excess of net income and not as a result of operating losses. Distributions to partners are usually greater than net income because net income includes non-cash charges for depreciation and amortization. Distributions were less than net income during 2000 due to a gain on the disposition of an interest in a center (Note
2).

                              TAUBMAN CENTERS, INC.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of financial instruments:

          The carrying value of cash and cash equivalents, accounts and notes receivable, and accounts payable approximates fair value due to the short maturity of these instruments.

          The fair value of mortgage notes and other notes payable is estimated based on quoted market prices if available, or the amount the Company would pay to terminate the debt, with prepayment penalties, if any, on the reporting date.

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

Reclassifications

     Certain prior year amounts have been reclassified to conform to 2000 classifications.

Note 2 - Twelve Oaks and Lakeside Transaction

     In August 2000, the Company completed a transaction to acquire an additional ownership in one of its Unconsolidated Joint Ventures. Under the terms of the agreement, the Operating Partnership became the 100% owner of Twelve Oaks and its joint venture partner became the 100% owner of Lakeside subject to the existing mortgage debt ($50 million and $88 million at Twelve Oaks and Lakeside, respectively.) The transaction resulted in a net payment to the joint venture partner of approximately $25.5 million in cash. The acquisition of the additional interest in Twelve Oaks was accounted for as a purchase. The excess of the fair value over the net book basis of the interest acquired in Twelve Oaks has been allocated to properties. The Operating Partnership continues to manage Twelve Oaks, while the joint venture partner assumed management responsibility for Lakeside. A gain of $85.3 million on the transaction was recognized by the Company, representing the excess of the fair value over the net book basis of the Company's interest in Lakeside, adjusted for the $25.5 million paid and transaction costs.

                              TAUBMAN CENTERS, INC.

Note 3 - The GMPT Exchange and Related Transactions

     On September 30, 1998, the Company obtained a controlling interest in the Operating Partnership due to the following transaction. The Operating Partnership transferred interests in 10 shopping centers (nine wholly owned (Briarwood, Columbus City Center, The Falls, Hilltop, Lakeforest, Marley Station, Meadowood Mall, Stoneridge, and The Mall at Tuttle Crossing) and one Unconsolidated Joint Venture (Woodfield)), together with $990 million of debt, for all of the partnership units of GMPT (approximately 50 million units with a fair value of $675 million, based on the average stock price of the Company's common shares of $13.50 for the two week period prior to the closing) (the GMPT Exchange). The Operating Partnership continues to manage the transferred centers under agreements with GMPT (Note 12).

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

     The balance on the first bridge loan of $902 million was assumed by GMPT in connection with the GMPT Exchange. The second loan had a balance of $340 million as of December 31, 1998 and was refinanced during the first half of 1999.

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

Note 4 - Investment in the Operating Partnership

     The partnership equity of the Operating Partnership and the Company's ownership therein are shown below:

             TRG Units            TRG Units      TCO's % Interest     TCO's
          outstanding at       Owned by TCO at      in TRG at        Average
            December 31          December 31       December 31   Interest in TRG
         ----------------      --------------      -----------   ---------------

   2000     82,819,463           50,984,397            62%              63%
   1999     85,116,709           53,281,643            63%              63%
   1998     84,395,817           52,995,904            63%              43%

     Net income and distributions of the Operating Partnership are allocable first to the preferred equity interests (Note 13), and the remaining amounts to the general and limited Operating Partnership partners in accordance with their percentage ownership. The number of TRG units outstanding decreased in 2000 due to redemptions made in connection with the Company's ongoing share repurchase program (Note 13). Included in the total units outstanding at December 31, 2000 and 1999 are 348,118 units and 435,148 units, respectively, issued in connection with the 1999 acquisition of Lord Associates that do not receive allocations of income or distributions.

                              TAUBMAN CENTERS, INC.

Note 5 - Investments in Unconsolidated Joint Ventures

     Following are the Company's investments in Unconsolidated Joint Ventures that own regional retail shopping centers. The Operating Partnership is the managing general partner in these Unconsolidated Joint Ventures, except for those denoted with an (*).

                                                                                       Ownership as of
         Unconsolidated Joint Venture               Shopping Center                   December 31, 2000
        ------------------------------              ----------------                 -------------------

        Arizona Mills, L.L.C. *                     Arizona Mills                           37%
        Dolphin Mall Associates                     Dolphin Mall                            50
           Limited Partnership
        Fairfax Company of Virginia, L.L.C.         Fair Oaks                               50
        Forbes Taubman Orlando, L.L.C. *            The Mall at Millenia                    50
                                                    (under construction)
        Rich-Taubman Associates                     Stamford Town Center                    50
        Tampa Westshore Associates                  International Plaza                     26
            Limited Partnership                     (under construction)
        Taubman-Cherry Creek
            Limited Partnership                     Cherry Creek                            50
        West Farms Associates                       Westfarms                               79
        Woodland                                    Woodland                                50

     In April 2000, the Company entered into an agreement to develop The Mall at Millenia in Orlando, Florida. This 1.2 million square foot center is expected to open in October 2002.

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

     In September 1999, the Company entered into a partnership agreement with Swerdlow Real Estate Group to jointly develop Dolphin Mall, a 1.4 million square foot value regional center in Miami, Florida, which opened in March 2001.

     During 2000,  1999, and 1998, the  Unconsolidated  Joint Ventures  incurred
extraordinary   charges  related  to  the  extinguishment  of  debt,   primarily
consisting of prepayment premiums and the writeoff of deferred financing costs.

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

     Combined balance sheet and results of operations information are presented below (in thousands) for all Unconsolidated Joint Ventures, followed by the Operating Partnership's beneficial interest in the combined information. Beneficial interest is calculated based on the Operating Partnership's ownership interest in each of the Unconsolidated Joint Ventures. The accounts of Lakeside and Twelve Oaks, formerly 50% Unconsolidated Joint Ventures, are included in these results through the date of the transaction (Note 2). Also, the accounts of Woodfield Associates, formerly a 50% Unconsolidated Joint Venture transferred to GMPT (Note 3) are included in these results through September 30, 1998, the date of the GMPT Exchange.

                              TAUBMAN CENTERS, INC.



                                                                             December 31          December 31
                                                                             -----------          -----------
                                                                                 2000                 1999
                                                                                 ----                 ----

Assets:
  Properties                                                                 $   1,073,818        $     942,248
  Accumulated depreciation and amortization                                       (189,644)            (217,402)
                                                                             -------------        -------------
                                                                             $     884,174        $     724,846
  Other assets                                                                      60,807               91,820
                                                                             -------------        -------------
                                                                             $     944,981        $     816,666
                                                                             =============        =============

Liabilities and partners' accumulated deficiency in assets:
  Debt                                                                       $     950,847        $     895,163
  Capital lease obligations                                                            630                3,664
  Other liabilities                                                                 48,439               53,825
  TRG's accumulated deficiency in assets                                           (36,570)             (74,749)
  Unconsolidated Joint Venture Partners'
    accumulated deficiency in assets                                               (18,365)             (61,237)
                                                                             -------------        -------------
                                                                             $     944,981        $     816,666
                                                                             =============        =============

TRG's accumulated deficiency in assets (above)                               $     (36,570)       $     (74,749)
TRG basis adjustments, including
    elimination of intercompany profit                                              17,266                2,205
TCO's additional basis                                                             128,322              197,789
                                                                             -------------        -------------
Investment in Unconsolidated Joint Ventures                                  $     109,018        $     125,245
                                                                             =============        =============


                                                                          Year Ended December 31
                                                       -------------------------------------------------------
                                                               2000                 1999                 1998
                                                               ----                 ----                 ----

Revenues                                               $      230,679        $     252,009        $     286,287
                                                       --------------        -------------        -------------
Recoverable and other operating expenses               $       81,530        $      87,755        $     101,277
Interest expense                                               65,266               64,152               69,389
Depreciation and amortization                                  30,263               29,983               32,466
                                                       --------------        -------------        -------------
Total operating costs                                  $      177,059        $     181,890        $     203,132
                                                       --------------        -------------        -------------
Income before extraordinary items                      $       53,620        $      70,119        $      83,155
Extraordinary items                                           (19,169)                (333)              (1,913)
                                                       --------------        -------------        -------------
Net income                                             $       34,451        $      69,786        $      81,242
                                                       ==============        =============        =============

Net income allocable to TRG                            $       18,099        $      38,346        $      42,322
Extraordinary items allocable to TRG                            9,506                  167                  957
Realized intercompany profit                                    4,680                5,434                7,205
Depreciation of TCO's additional basis                         (3,806)              (4,652)              (4,057)
                                                       --------------        -------------        -------------
Equity in income before extraordinary items
  of Unconsolidated Joint Ventures                     $       28,479        $      39,295        $      46,427
                                                       ==============        =============        =============

Beneficial interest in Unconsolidated
  Joint Ventures' operations:
    Revenues less recoverable and other
      operating expenses                               $       82,858        $      94,136        $     104,257
    Interest expense                                          (34,933)             (34,470)             (37,118)
    Depreciation and amortization                             (19,446)             (20,371)             (20,712)
                                                       --------------        -------------        -------------
    Income before extraordinary items                  $       28,479        $      39,295        $      46,427
                                                       ==============        =============        =============

                              TAUBMAN CENTERS, INC.

Note 6 - Properties

     Properties at December 31, 2000 and December 31, 1999 are summarized as follows:

                                                      2000           1999
                                                      ----           ----
   Land                                         $     129,198   $     106,268
   Buildings, improvements and equipment            1,526,672       1,308,365
   Construction in process                            275,125         127,168
   Development pre-construction costs                  28,133          30,484
                                                -------------   -------------
                                                $   1,959,128   $   1,572,285
   Accumulated depreciation and amortization         (285,406)       (210,788)
                                                -------------   -------------
                                                $   1,673,722   $   1,361,497
                                                =============   =============

     Depreciation expense for 2000, 1999, and 1998 was $52.5 million, $47.9 million, and $50.8 million, respectively. Construction in process includes costs related to the construction of new centers, and expansions and other improvements at various existing centers. The charge to operations in 2000, 1999, and 1998 for costs of unsuccessful and potentially unsuccessful pre-development activities was $7.5 million, $10.1 million, and $7.3 million, respectively.

     In December 1999, the Operating Partnership acquired an additional 5% interest in Great Lakes Crossing for $1.2 million in cash, increasing the Operating Partnership's interest in the center to 85%. The acquisition was accounted for as a purchase.

Note 7 - Accounts and Notes Receivable

     Accounts and notes receivable are summarized as follows:

                                                  2000             1999
                                                  ----             ----
Accounts and notes receivable:
   Trade                                     $      17,284     $      18,643
   Notes                                            17,145            14,707
   Other                                             1,522             1,220
                                             -------------     -------------
                                             $      35,951     $      34,570
   Less: allowance for doubtful accounts            (3,796)           (1,549)
                                             --------------    --------------
                                             $      32,155     $      33,021
                                             =============     =============

Accounts and notes receivable from related parties:

   Trade                                     $       6,578     $       7,095
   Notes                                             3,778
   Other                                                98
                                             -------------     -------------
                                             $      10,454     $       7,095
                                             =============     =============

     Notes receivable as of December 31, 2000 provide interest at a range of interest rates from 7% to 16% (with a weighted average interest rate of 9.8% at December 31, 2000) and mature at various dates. As of December 31, 2000, $3.8 million of notes receivable relating to certain land sales with original maturities of September 2000 were delinquent. The purchasers are currently negotiating with third parties to sell their interest in the properties. The Operating Partnership expects to fully recover the amounts due under the land contracts. The delinquent notes bear interest at an annual rate of 9% and are secured by the related land parcels.

                              TAUBMAN CENTERS, INC.

Note 8 - Deferred Charges and Other Assets

     Deferred charges and other assets at December 31, 2000 and December 31, 1999 are summarized as follows:

                                                  2000             1999
                                                  ----             ----
   Leasing                                  $      31,751     $      25,223
   Accumulated amortization                       (18,601)          (14,050)
                                            -------------     --------------
                                            $      13,150     $      11,173
   Interest rate agreements (Note 16)               7,249               632
   Deferred financing costs, net                   10,492             9,429
   Investments                                     25,106            22,878
   Other, net                                       7,375             5,384
                                            -------------     -------------
                                            $      63,372     $      49,496
                                            =============     =============

     In May 2000, the Company entered into an agreement to acquire an approximately 6.7% interest in MerchantWired, LLC, a service company providing internet and network infrastructure to shopping centers and retailers. As of December 31, 2000, the Company had invested approximately $3 million in the new venture. The investment in MerchantWired is accounted for under the equity method.

     In November 1999, the Operating Partnership acquired Lord Associates, a retail leasing firm, for approximately $7.5 million, representing $2.5 million in cash and 435,153 partnership units (and an equal number of the Company's Series B Non-Participating Convertible Preferred Stock.) The units and stock are being released over a five-year period, with $1.1 million of units having been released in 2000. The owner of the partnership units is not entitled to distributions or income allocations, and an affiliate of the Operating Partnership has voting rights to the stock, until release of the units. Of the cash purchase price, approximately $1.0 million was paid at closing and $1.5 million will be paid over five years; $1.0 million of the purchase price is contingent upon profits achieved on acquired leasing contracts. The final 65,271 partnership units are collateral if the profit contingency is not met. The acquisition of Lord Associates was accounted for as a purchase (cost amortized over five years), with the results of operations of Lord Associates being included in the income statement of the Company subsequent to the acquisition date.

     In September 1999, the Company acquired an approximately 5% interest in Swerdlow Real Estate Group, a privately held real estate investment trust, for approximately $10 million. The investment in Swerdlow is accounted for under the cost method.

     In April 1999, the Company invested in an e-commerce company that markets, promotes, advertises, and sells fashion apparel and related accessories and products over the Internet. The Company obtained 824,084 preferred shares of Fashionmall.com, Inc., a 9.9% interest in the company, for $7.4 million. The Company's option to convert the preferred shares to an equal number of common shares expires in May 2001. The investment in Fashionmall.com, Inc. is accounted for under the cost method.

                              TAUBMAN CENTERS, INC.

Note 9 - Debt

Mortgage Notes Payable

     Mortgage notes payable at December 31, 2000 and December 31, 1999 consist of the following:

                                                                                                      Balance Due
                                    2000           1999           Interest Rate   Maturity Date       on Maturity
                                    ----           ----           -------------   -------------       -----------

Beverly Center               $     146,000     $   146,000            8.36%            07/15/04         $ 146,000
Biltmore Fashion Park               79,730          80,000            7.68%            07/10/09            71,391
Great Lakes Crossing               170,000         170,000        LIBOR + 1.50%        04/01/02           167,441
MacArthur Center                   144,884                            7.59%            10/01/10           126,884
MacArthur Center                                   115,212        LIBOR + 1.35%        10/27/00
The Mall at Short Hills            270,000         270,000            6.70%            04/01/09           245,301
The Shops at Willow Bend            99,672                        LIBOR + 1.85%        07/01/03            99,672
Twelve Oaks                         49,987                        LIBOR + 0.45%        10/15/01            50,000
Line of Credit                      63,000          63,000        LIBOR + 0.90%        09/21/01            63,000
Line of Credit                      26,325                     Variable Bank Rate      08/31/01            26,325
Other                              122,311          22,530           Various            Various           120,000
                             -------------     -----------
                             $   1,171,909     $   866,742
                             =============     ===========


     Mortgage debt is collateralized by properties with a net book value of $1.5 billion and $1.2 billion as of December 31, 2000 and December 31, 1999, respectively.

     The $220 million construction facility for The Shops at Willow Bend has two one-year extension options. The Great Lakes Crossing loan agreement provides for an option to extend the maturity date one year. The maximum borrowings available under the two lines of credit are $200 million and $40 million, respectively. The other mortgage notes payable balance at December 31, 2000 includes a $100 million note payable, which is due in October 2001 and which bears interest at LIBOR plus 1.10%. The remaining balance includes notes which are due at various dates through 2009, and have fixed interest rates between 5.4% and 13%.

     The following table presents scheduled principal payments on mortgage debt as of December 31, 2000.

                               2001                 $   243,517
                               2002                     172,483
                               2003                     105,371
                               2004                     152,058
                               2005                       6,553
                               Thereafter               491,927

                              TAUBMAN CENTERS, INC.

Unsecured Notes Payable

     Unsecured notes payable at December 31, 2000 and December 31, 1999 consist of the following:

                                                           2000          1999
                                                           ----          ----
   Line of credit, maximum borrowing available of
      $40 million, interest based on a variable bank
      borrowing rate, securitized January, 2000                      $    17,624
   Other                                               $     2,064         2,195
                                                       -----------   -----------
                                                       $     2,064   $    19,819
                                                       ===========   ===========

Debt Covenants and Guarantees

     Certain loan and facility agreements contain various restrictive covenants including limitations on net worth, minimum debt service and fixed charges coverage ratios, a maximum payout ratio on distributions, and a minimum debt yield ratio, the latter being the most restrictive. The Company is in compliance with all covenants.

     Payments of principal and interest on the loans in the following table (including those of certain Unconsolidated Joint Ventures) are guaranteed by the Operating Partnership as of December 31, 2000. All of the loan agreements provide for a reduction of the amounts guaranteed as certain center performance and valuation criteria are met.

                                                   TRG's           Amount of
                                                beneficial       loan balance       % of loan
                                               interest in        guaranteed         balance        % of interest
                           Loan balance        loan balance         by TRG         guaranteed        guaranteed
Center                    as of 12/31/00      as of 12/31/00    as of 12/31/00       by TRG            by TRG
------                    --------------      --------------    --------------       ------            ------
                                         (in millions of dollars)

Dolphin Mall                     116.9             58.5              58.5               50%              100%
Great Lakes Crossing             170.0            144.5             170.0              100%              100%
International Plaza               67.5             17.9              67.5              100% (1)          100%(1)
The Mall at Millenia                0                0                 0                50%               50%
The Shops at Willow Bend          99.7             99.7              99.7              100%              100%


(1) The new investor in the International Plaza venture has indemnified the Operating Partnership to the extent of approximately 25% of the amounts guaranteed.

     In addition, the Operating Partnership guarantees the $100 million facility secured by an interest in Twelve Oaks that was obtained in August 2000.

                              TAUBMAN CENTERS, INC.

Extraordinary Items

     During the years ended December 31, 2000 and 1999, extraordinary charges to income of $9.5 million and $0.5 million, respectively, were recognized in connection with the extinguishment of debt at consolidated entities and the Unconsolidated Joint Ventures. During 1998, extraordinary charges of $50.8 million were recognized related to the extinguishment of debt, primarily in connection with the GMPT Exchange.

Interest Rate Hedging Instruments

     The Company enters into interest rate agreements to reduce its exposure to changes in the cost of its floating rate debt. The derivative agreements generally match the notional amounts, reset dates and rate bases of the hedged debt to assure the effectiveness of the derivatives in reducing interest rate risk. As of December 31, 2000, the following interest rate cap agreements were outstanding:

                          Frequency
  Notional    LIBOR        of Rate
   Amount   Cap Rate       Resets                            Term
 --------   --------      ---------        -------------------------------------
 $100,000     7.25%        Monthly         December 2000 through March 2002
  170,000     7.25%        Monthly         September 2000 through March 2002
   50,000     8.55%        Monthly         December 1996 through October 2001
   70,000     7.00%        Monthly         October 2000 through September 2003
   77,000(1)  7.15%        Monthly         June 2000 through May 2003

(1) The notional amount on the cap, which hedges a construction facility, accretes $7 million a month until it reaches $147 million.

     The Company is exposed to credit risk in the event of nonperformance by the counterparties to its interest rate cap agreements, but has no off-balance sheet risk of loss. The Company anticipates that its counterparties will fully perform their obligations under the agreements.

Fair Value of Financial Instruments Related to Debt

     The estimated fair values of financial instruments at December 31, 2000 and December 31, 1999 are as follows (Note 16):

                                                       2000                                     1999
                                        ----------------------------------         -------------------------------
                                           Carrying              Fair                 Carrying            Fair
                                            Value                Value                 Value              Value
                                        --------------      -------------          -----------         -----------

      Mortgage notes payable            $   1,171,909       $   1,253,421           $   866,742        $   885,741
      Unsecured notes payable                   2,064               2,064                19,819             19,819
      Interest rate instruments -
        in a receivable position                7,249                 505                   632                410


                              TAUBMAN CENTERS, INC.

Beneficial Interest in Debt and Interest Expense

     The Operating Partnership's beneficial interest in the debt, capital lease obligations, capitalized interest, and interest expense of its consolidated subsidiaries and its Unconsolidated Joint Ventures is summarized in the following table. The Operating Partnership's beneficial interest excludes debt and interest related to the 15% minority interest in Great Lakes Crossing and the 30% minority interest in MacArthur Center.

                                              Unconsolidated        Share
                                                   Joint       of Unconsolidated     Consolidated       Beneficial
                                                 Ventures       Joint Ventures       Subsidiaries        Interest
                                               ------------   ------------------   ----------------    ------------

Debt as of:
   December 31, 2000                           $   950,847       $   483,683      $   1,173,973     $    1,588,691
   December 31, 1999                               895,163           473,726            886,561          1,300,224

Capital lease obligations:
   December 31, 2000                           $       630       $       416      $       1,581     $        1,938
   December 31, 1999                                 3,664             2,018                469              2,418

Capitalized interest:
   Year ended December 31, 2000                $    13,263       $     5,678      $      25,052     $       30,730
   Year ended December 31, 1999                      2,528             1,085             14,489             15,188

Interest expense:
  (Net of capitalized interest)
   Year ended December 31, 2000                $    65,266       $    34,933      $      57,329     $       87,099
   Year ended December 31, 1999                     64,152            34,470             51,327             82,062

Note 10 - Leases

Operating Leases

     Shopping center space is leased to tenants and certain anchors pursuant to lease agreements. Tenant leases typically provide for guaranteed minimum rent, percentage rent, and other charges to cover certain operating costs. Future minimum rent under operating leases in effect at December 31, 2000 for operating centers, assuming no new or renegotiated leases or option extensions on anchor agreements, is summarized as follows:

                   2001                        $   163,326
                   2002                            161,321
                   2003                            151,884
                   2004                            135,391
                   2005                            116,739
                   Thereafter                      460,378

                              TAUBMAN CENTERS, INC.

     Certain shopping centers, as lessees, have ground leases expiring at various dates through the year 2065. In addition, the Company leases its office facilities. Rental payments under ground and office leases were $7.5 million in 2000 and $7.0 million in both 1999 and 1998. Included in these amounts are related party office rental payments of $2.7 million in each year.

     The following is a schedule of future minimum rental payments required under operating leases:

                   2001                        $    7,045
                   2002                             6,891
                   2003                             6,870
                   2004                             6,868
                   2005                             4,917
                   Thereafter                     167,467

     The table above includes $2.7 million, $2.8 million, $2.8 million, $2.8 million, and $0.9 million of related party amounts in 2001, 2002, 2003, 2004, and 2005.

Memorial City Mall Lease

     In 1996, the Operating Partnership entered into an agreement to lease Memorial City Mall, a 1.4 million square foot shopping center located in Houston, Texas. The lease was subject to certain provisions that enabled the Operating Partnership to explore significant redevelopment opportunities and terminate the lease obligations in the event such redevelopment opportunities were not deemed to be sufficient. In April 2000, the Operating Partnership terminated the lease.

Note 11 - Transactions with Affiliates

     The revenue from management, leasing and development services includes $4.2 million, $2.5 million, and $3.2 million from transactions with affiliates for the years ended December 31, 2000, 1999, and 1998, respectively. Accounts receivable from related parties includes amounts related to reimbursement of third-party (non-affiliated) costs.

     During 1997, the Operating Partnership acquired an option from a related party to purchase certain real estate on which the Operating Partnership was exploring the possibility of developing a shopping center. The option agreement required option payments of $150 thousand during each of the first five years, $400 thousand in the sixth year, and $500 thousand in the seventh year. Through December 31, 2000, the Operating Partnership had made payments of $450 thousand. In 2000, the Operating Partnership decided not to go forward with the project and reached an agreement with the optionor to be reimbursed, at the time of the sale or lease of the real estate, for an amount equal to the lesser of 50% of the project costs to date or $350 thousand. Under the agreement, the Operating Partnership's obligation to make further option payments was suspended. The Operating Partnership expects to receive $350 thousand in total reimbursements and after receipt of such amount, the option will be terminated.

     Other related party transactions are described in Notes 7, 10, and 12.

Note 12 - The Manager

     The Taubman Company Limited Partnership (the Manager), which is 99% beneficially owned by the Operating Partnership, provides property management, leasing, development and other administrative services to the Company, the shopping centers, and Taubman affiliates. In addition, the Manager provides services to centers transferred to GMPT under management agreements cancelable with 90 days notice, and services to other third parties.

                              TAUBMAN CENTERS, INC.

     The Manager has a voluntary retirement saving plan established in 1983 and amended and restated effective January 1, 1994 (the Plan). The Plan is qualified in accordance with Section 401(k) of the Internal Revenue Code (the Code). The Manager contributes an amount equal to 2% of the qualified wages of all qualified employees and matches employee contributions in excess of 2% up to 7% of qualified wages. In addition, the Manager may make discretionary contributions within the limits prescribed by the Plan and imposed in the Code. Costs relating to the Plan were $1.9 million in 2000, $1.6 million in 1999, and $1.7 million in 1998.

     The Operating Partnership has an incentive option plan for employees of the Manager. Currently, options for 7.7 million Operating Partnership units may be issued under the plan, substantially all of which have been issued. Incentive options generally become exercisable to the extent of one-third of the units on each of the third, fourth, and fifth anniversaries of the date of grant. Options expire ten years from the date of grant. The Operating Partnership's units issued in connection with the incentive option plan are exchangeable for shares of the Company's common stock under the Continuing Offer (Note 14).

     A summary of the status of the plan for each of the three years in the period ended December 31, 2000 is presented below:

                                      2000                           1999                            1998
                          -----------------------------   -----------------------------   ---------------------------
                                     Weighted-Average                Weighted-Average              Weighted-Average
                                      Exercise Price                  Exercise Price                Exercise Price
Options                      Units       Per Unit            Units       Per Unit          Units       Per Unit
-------                      -----       --------            -----       --------          -----       --------

Outstanding at
 beginning of year          7,423,809     $11.36            6,805,018     $11.22         7,023,605      $11.22
Exercised                     (12,854)      9.91             (285,739)     10.79          (214,636)      11.07
Granted                       250,000      11.25            1,000,000      12.25
Cancelled                     (66,497)     12.45              (93,494)     12.90            (3,951)      10.52
Forfeited                                                      (1,976)      9.69
                             --------                       ---------                     --------
Outstanding at
 end of year                7,594,458      11.35            7,423,809      11.36         6,805,018       11.22
                            =========                       =========                    =========
Options vested
 at year end                6,777,239      11.26            6,601,090      11.32         6,022,730       11.28
                            =========                       =========                    =========

     Options outstanding at December 31, 2000 have a remaining weighted-average contractual life of 3.4 years and range in exercise price from $9.39 to $13.89. The weighted average fair value per unit of options granted during 2000 and 1999 was $1.40 and $1.24, respectively. The Company used a binomial option pricing model to determine the grant date fair values based on the following assumptions for 2000 and 1999, respectively: volatility rates of 21.0% and 20.4%, risk-free rates of return of approximately 6.4% and 5.3%, and dividend yields of approximately 8.6% and 7.8%.

     The Company applies APB Opinion 25 and related interpretations in accounting for the plan. The exercise price of all options outstanding granted under the plan was equal to market value on the date of grant. Accordingly, no compensation expense has been recognized for the plan. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates, consistent with the method of FAS Statement 123, the pro forma effect on the Company's earnings and earnings per share would have been approximately $0.2 million, or less than $0.01 per share in 2000, approximately $0.7 million, or $0.01 per share, in 1999 and approximately $0.1 million, or less than $0.01 per share in 1998.

                              TAUBMAN CENTERS, INC.

Note 13 - Common and Preferred Stock and Equity of TRG

     The 8.3% Series A Cumulative Redeemable Preferred Stock (Series A Preferred Stock) has no stated maturity, sinking fund or mandatory redemption and is not convertible into any other securities of the Company. The Series A Preferred Stock has a liquidation preference of $200 million ($25 per share). Dividends are cumulative and accrue at an annual rate of 8.3% and are payable in arrears on or before the last day of each calendar quarter. All accrued dividends have been paid. The Series A Preferred Stock can be redeemed by the Company beginning in October 2002 at $25 per share plus any accrued dividends. The redemption price can be paid solely out of the sale of capital stock of the Company. The Company owns a corresponding Series A Preferred Equity interest in the Operating Partnership that entitles the Company to income and distributions (in the form of guaranteed payments) in amounts equal to the dividends payable on the Company's Series A Preferred Stock.

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

     The holders of Series C Preferred Equity have the right, beginning in 2009, to exchange $37.50 in liquidation value of such equity for one share of Series C Preferred Stock. The holders of the Series D Preferred Equity have the right, beginning in 2009, to exchange $100 in liquidation value of such equity for one share of Series D Preferred Stock. The terms of the Series C Preferred Stock and Series D Preferred Stock are substantially similar to those of the Series C Preferred Equity and Series D Preferred Equity. Like the Series A Preferred Stock, the Series C Preferred Stock and Series D Preferred Stock are non-voting.

     In March 2000, the Company's Board of Directors authorized the purchase of up to $50 million of the Company's common stock in the open market. The stock may be purchased from time to time as market conditions warrant. For each share of the Company's stock repurchased, an equal number of the Company's Operating Partnership units are redeemed. As of December 31, 2000, the Company had purchased and the Operating Partnership had redeemed 2.3 million shares and units for approximately $25.8 million. Existing lines of credit provided funding for the purchases. Approximately $1.6 million was accrued at December 31, 2000 for the repurchase of 150 thousand shares that settled in January 2001.

                              TAUBMAN CENTERS, INC.

Note 14 - Commitments and Contingencies

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

     Based on a market value at December 31, 2000 of $10.94 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $264 million. The purchase of these interests at December 31, 2000 would have resulted in the Company owning an additional 29% interest in the Operating Partnership.

     The Company has made a continuing, irrevocable offer to all present holders (other than certain excluded holders, including A. Alfred Taubman), assignees of all present holders, those future holders of partnership interests in the Operating Partnership as the Company may, in its sole discretion, agree to include in the continuing offer, and all existing and future optionees under the Operating Partnership's incentive option plan (Note 12) to exchange shares of common stock for partnership interests in the Operating Partnership (the
Continuing Offer). Under the Continuing Offer agreement, one unit of the Operating Partnership interest is exchangeable for one share of the Company's common stock.

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

                              TAUBMAN CENTERS, INC.

Note 15 - Earnings Per Share

     Basic earnings per common share are calculated by dividing earnings available to common shareowners by the average number of common shares outstanding during each period. For diluted earnings per common share, the Company's ownership interest in the Operating Partnership (and therefore earnings) are adjusted assuming the exercise of all options for units of partnership interest under the Operating Partnership's incentive option plan having exercise prices less than the average market value of the units using the treasury stock method. For the years ended December 31, 2000, 1999 and 1998, options for 4.5 million, 0.7 million and 0.3 million units of partnership interest with average exercise prices of $11.99, $13.38 and $13.81, respectively, were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price for the period calculated.

                                                                        Year Ended December 31
                                                      ----------------------------------------------------------
                                                           2000                  1999                 1998
                                                      ----------------------------------------------------------
                                                                  (in thousands, except share data)

Income before extraordinary items allocable to
 common shareowners (Numerator):
   Net income (loss) available to common
       shareowners                                     $   86,420            $    8,902           $   (2,980)
   Common shareowners' share of extraordinary
       items                                                5,958                   294               20,066
                                                       ----------            ----------           ----------
   Basic income before extraordinary items             $   92,378            $    9,196           $   17,086
   Effect of dilutive options                                (490)                 (270)                (256)
                                                       ----------            ----------           ----------
   Diluted income before extraordinary items           $   91,888            $    8,926           $   16,830
                                                       ==========            ==========           ==========

Shares (Denominator) - basic and diluted               52,463,598            53,192,364           52,223,399
                                                       ==========            ==========           ==========

Income before extraordinary items per common share:
     Basic                                             $     1.76            $     0.17           $     0.33
                                                       ==========            ==========           ==========
     Diluted                                           $     1.75            $     0.17           $     0.32
                                                       ==========            ==========           ==========

Extraordinary items per common share - basic
   and diluted                                          $   (0.11)           $    (0.01)          $    (0.38)
                                                        =========            ==========           ==========

Note 16 - New Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the uses of the derivatives and whether they qualify for hedge accounting. SFAS 133, as amended and interpreted, is effective for fiscal years beginning after June 15, 2000. The Company's derivatives consist primarily of interest rate cap agreements which the Company purchases to reduce its exposure to increases in rates on its floating rate debt. The Company expects that the primary impact of its adoption of SFAS 133 will be the timing of the recognition in income of the costs of these agreements. This may cause earnings volatility as the value of these agreements may change from period to period. In addition, the swap agreement on the Dolphin Mall construction loan does not qualify for hedge accounting under SFAS 133. As a result, the Company will recognize its share of losses and income related to this agreement in earnings as the value of the agreement changes.

     The Company will recognize a loss of approximately $8.8 million as a transition adjustment to mark its share of interest rate agreements to fair value as of January 1, 2001, the Company's transition date. Of this amount, a $0.8 million loss will be charged to other comprehensive income with the remainder representing the cumulative effect of a change in accounting principle.

                              TAUBMAN CENTERS, INC.

Note 17 - Cash Flow Disclosures and Non-Cash Investing and Financing Activities

     Interest paid in 2000, 1999, and 1998, net of amounts capitalized of $25.1 million, $14.5 million, and $18.2 million, respectively, approximated $50.4 million, $45.8 million, and $76.1 million, respectively. The following non-cash investing and financing activities occurred during 2000, 1999, and 1998:

                                                            2000           1999           1998
                                                            ----           ----           ----

Non-cash additions to properties                           $13,568         $13,550        $54,900
Non-cash contributions to Unconsolidated Joint Ventures      2,762          58,720
Step-up in Company's basis in Twelve Oaks (Note 2)         121,654
Land contracts                                               7,341             843
Partnership units released (Note 8)                          1,130
Debt assumed with Twelve Oaks transaction                   50,015

     Non-cash additions to properties represent accrued construction costs of new centers and development projects. Non-cash contributions to Unconsolidated Joint Ventures primarily consist of project costs expended prior to the creation of the joint ventures. Land contracts were entered into in connection with sales of peripheral land. The partnership units were released in connection with the 1999 acquisition of Lord Associates. Refer to Note 3 regarding non-cash activities which occurred in connection with the GMPT Exchange in 1998.

Note 18 - Quarterly Financial Data (Unaudited)

   The following is a summary of quarterly results of operations for 2000 and 1999:

                                                                                       2000
                                                                  ------------------------------------------------
                                                                   First        Second       Third       Fourth
                                                                  Quarter       Quarter     Quarter      Quarter
                                                                  ------------------------------------------------
                                                                            (in thousands, except share data)

Revenues                                                          $  72,773   $  70,398  $  160,128     $ 87,640
Equity in income of Unconsolidated Joint Ventures                     8,595       7,728       5,089        7,067
Income before extraordinary items, minority and preferred
  interests                                                          16,827      14,529      99,593       20,877
Net income (loss)                                                    (2,239)      4,750      89,815       10,694
Net income (loss)  available to common shareowners                   (6,389)        600      85,665        6,544
Basic earnings per common share:
   Income (loss)  before extraordinary items                      $   (0.01)  $    0.01  $     1.63     $   0.13
   Net income (loss)                                                  (0.12)       0.01        1.63         0.13
Diluted earnings per common share:
   Income (loss)  before extraordinary items                      $   (0.01)  $    0.01  $     1.62     $   0.13
   Net income (loss)                                                  (0.12)       0.01        1.62         0.13

                                                                                       1999
                                                                  ------------------------------------------------
                                                                   First        Second       Third       Fourth
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


                                                                     Schedule II

                              TAUBMAN CENTERS, INC.
                        Valuation and Qualifying Accounts
              For the years ended December 31, 2000, 1999, and 1998
                                 (in thousands)


                                                                Additions
                                                       ----------------------------
                                          Balance at     Charged to     Charged to                                         Balance
                                           beginning      costs and       other                                            at end
                                            of year       expenses       accounts       Write-offs     Transfers, net      of year
                                           ---------     ----------     ----------     ------------    --------------     ---------

Year ended December 31, 2000:
  Allowance for doubtful receivables        $1,549          3,558                         (1,704)               393(1)      $3,796
                                            ======          =====                         ======                ===         ======

Year ended December 31, 1999:
  Allowance for doubtful receivables          $333          2,238                         (1,022)                           $1,549
                                              ====          =====                         ======                            ======

Year ended December 31, 1998:
  Allowance for doubtful receivables                       $1,207                         (1,221)               347(2)        $333
                                                           ======                         ======                ===           ====

(1) Represents the transfer in of Twelve Oaks. Prior to August 2000, the Company accounted for its interest in Twelve Oaks under the equity method.
(2) On September 30, 1998, the Company obtained a majority and controlling interest in TRG as a result of the GMPT Exchange. Upon obtaining this controlling interest, the Company consolidated the financial position of TRG. Prior to September 30, 1998, the Company accounted for its investment in TRG under the equity method.

                                                                    Schedule III
                              TAUBMAN CENTERS, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2000
                                 (in thousands)



                          Initial Cost                      Gross Amount at Which
                           to Company                    Carried at Close of Period
                         -----------------     Cost      --------------------------
                                 Buildings  Capitalized                                 Accumulated   Total
                                    and      Subsequent                                 Depreciation  Cost Net
                          Land  Improvements to Acquisition Land     BI&E      Total        (A/D)      of A/D   Encumbrances
                          ----  ------------ -------------- ----     ----      -----      ---------    -------   ------------

Shopping Centers:
 Beverly Center,
  Los Angeles, CA        $     0  $ 209,348   $ 40,228   $      0 $  249,576 $  249,576 $   69,106 $  180,470     $146,000
 Biltmore Fashion Park
  Phoenix, AZ             19,097    103,257     16,910     19,097    120,167    139,264     21,331    117,933       79,730
 Fairlane Town Center,
  Dearborn, MI            16,830    104,812     18,990     16,830    123,802    140,632     21,353    119,279         Note(1)
 Great Lakes Crossing,
  Auburn Hills, MI        12,349    196,398      8,183     12,349    204,581    216,930     22,574    194,356      170,000
 La Cumbre Plaza,
  Santa Barbara, CA            0     27,762      1,156          0     28,918     28,918      3,706     25,212         Note(1)
 MacArthur Center,
  Norfolk, VA              4,000    144,176      3,642      4,000    147,818    151,818     11,536    140,282      144,884
 Paseo Nuevo,
  Santa Barbara, CA            0     39,086      1,374          0     40,460     40,460      6,009     34,451         Note(1)
 Regency Square,
  Richmond, VA            18,635    103,062        376     18,635    103,438    122,073     13,209    108,864         Note(1)
 The Mall at Short Hills,
  Short Hills, NJ         25,114    171,151    116,249     25,114    287,400    312,514     63,777    248,737      270,000
 Twelve Oaks,
  Novi, MI                25,410    191,185          0     25,410    191,185    216,595     31,753    184,842      149,987

Other:
 Manager's Office
  Facilities                   0          0     28,207          0     28,207     28,207     20,754      7,453            0
 Peripheral Land           7,763          0          0      7,763          0      7,763          0      7,763            0
 Construction in Process
  and Development Pre-
  construction Costs      73,644    227,456      2,158     73,644    229,614    303,258          0    303,258       99,672
 Other                         0      1,120          0          0      1,120      1,120        298        822       22,311
                         ------- ----------   --------   --------  --------- ----------   -------- ----------
TOTAL                   $202,842 $1,518,813   $237,473   $202,842 $1,756,286 $1,959,128(2)$285,406 $1,673,722
                        ======== ==========   ========   ======== ========== ==========   ======== ==========

                           Date of
                        Completion of
                       Construction or      Depreciable
                        Acquisition             Life
                       --------------       -----------

Shopping Centers:
 Beverly Center,
  Los Angeles, CA           1982              40 Years
 Biltmore Fashion Park,
  Phoenix, AZ               1994              40 Years
 Fairlane Town Center,
  Dearborn, MI              1996              40 Years
 Great Lakes Crossing,
  Auburn Hills, MI          1998              50 Years
 La Cumbre Plaza,
  Santa Barbara, CA         1996              40 Years
 MacArthur Center,
  Norfolk, VA               1999              50 Years
 Paseo Nuevo,
  Santa Barbara, CA         1996              40 Years
 Regency Square,
  Richmond, VA              1997              40 Years
 The Mall at Short Hills,
  Short Hills, NJ           1980              40 Years
 Twelve Oaks,
  Novi, MI                  1977              50 Years


The changes in total real estate assets and accumulated depreciation for the years ended December 31, 2000 and 1999 are as follows:

                                         Total            Total
                                       Real Estate      Real Estate                                Accumulated     Accumulated
                                         Assets           Assets                                   Depreciation   Depreciation
                                         ------           ------                                   ------------   ------------
                                          2000             1999                                        2000            1999
                                          ----             ----                                        ----            ----

   Balance, beginning of year         $ 1,572,285      $1,473,440       Balance, beginning of year  $ (210,788)    $ (164,798)
   New development and improvements       184,205         160,746       Depreciation for year          (52,506)       (47,965)
   Disposals                              (13,403)         (3,181)      Disposals                        7,421          1,975
   Transfers In/(Out)                     216,041(3)      (58,720)(4)   Transfers In                   (29,533)(3)          0
                                      -----------      ----------                                   ----------      ---------
   Balance, end of year               $ 1,959,128      $1,572,285       Balance, end of year        $ (285,406)    $ (210,788)
                                      ===========      ==========                                   ==========     ==========

(1) These centers are collateral for the Company's line of credit, which had a balance of $63 million at December 31, 2000.
(2) The unaudited aggregate cost for federal income tax purposes as of December 31, 2000 was $1.679 billion.
(3) Includes costs transferred relating to Twelve Oaks, which became wholly owned in 2000.
(4) Includes costs transferred relating to International Plaza and Dolphin Mall, which became Unconsolidated Joint Ventures in 1999.

            UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP (a consolidated subsidiary of Taubman Centers, Inc.)

                          COMBINED FINANCIAL STATEMENTS
                      AS OF DECEMBER 31, 2000 AND 1999 AND
          FOR EACH OF THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareowners
Taubman Centers, Inc.

     We have audited the accompanying combined balance sheets of Unconsolidated Joint Ventures of The Taubman Realty Group Limited Partnership (the "Partnership") (a consolidated subsidiary of Taubman Centers, Inc.) as of December 31, 2000 and 1999, and the related combined statements of operations, accumulated deficiency in assets, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such combined financial statements present fairly, in all material respects, the combined financial position of Unconsolidated Joint Ventures of The Taubman Realty Group Limited Partnership as of December 31, 2000 and 1999, and the combined results of their operations and their combined cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic combined financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Detroit, Michigan
February 13, 2001

            UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                               LIMITED PARTNERSHIP

                             COMBINED BALANCE SHEET
                                 (in thousands)


                                                                                    December 31
                                                                         ---------------------------------
                                                                             2000                  1999
                                                                             ----                  ----

Assets:
  Properties (Notes 2, 4 and 6)                                          $   1,073,818       $     942,248
    Accumulated depreciation and amortization                                 (189,644)           (217,402)
                                                                         -------------       -------------
                                                                         $     884,174       $     724,846

  Cash and cash equivalents                                                     19,793              36,823
  Accounts receivable, less allowance
    for doubtful accounts of $1,628 and $1,588
    in 2000 and 1999                                                             6,096               9,916
  Note receivable from Joint Venture Partner (Note 6)                              221                 607
  Deferred charges and other assets (Notes 3 and 6)                             34,697              44,474
                                                                         -------------       -------------
                                                                         $     944,981       $     816,666
                                                                         =============       =============

Liabilities:
  Mortgage notes payable (Note 4)                                        $     944,155       $     894,505
  Note payable to related party (Note 4)                                         3,778
  Other notes payable (Note 4)                                                   2,914                 658
  Capital lease obligations (Note 5)                                               630               3,664
  Accounts payable to related parties (Note 6)                                   3,801               3,924
  Accounts payable and other liabilities                                        44,638              49,901
                                                                         -------------       -------------
                                                                         $     999,916       $     952,652

Commitments (Note 5)


Accumulated deficiency in assets:
  TRG                                                                    $     (36,570)      $     (74,749)
  Joint Venture Partners                                                       (18,365)            (61,237)
                                                                         -------------       -------------
                                                                         $     (54,935)      $    (135,986)
                                                                         -------------       -------------
                                                                         $     944,981       $     816,666
                                                                         =============       =============














                       See notes to financial statements.

            UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                               LIMITED PARTNERSHIP

                        COMBINED STATEMENT OF OPERATIONS
                                 (in thousands)


                                                                               Year Ended December 31
                                                                    --------------------------------------------
                                                                         2000           1999             1998
                                                                         ----           ----             ----

Revenues:
  Minimum rents                                                     $    145,487    $   158,126      $   175,674
  Percentage rents                                                         3,772          3,921            4,171
  Expense recoveries                                                      75,691         83,557           97,994
  Other                                                                    5,729          6,405            8,448
                                                                    ------------    -----------      -----------
                                                                    $    230,679    $   252,009      $   286,287
                                                                    ------------    -----------      -----------

Operating costs:
  Recoverable expenses (Note 6)                                     $     63,587    $    69,367      $    82,595
  Other operating (Note 6)                                                17,943         18,388           18,682
  Interest expense                                                        65,266         64,152           69,389
  Depreciation and amortization                                           30,263         29,983           32,466
                                                                    ------------    -----------      -----------
                                                                    $    177,059    $   181,890      $   203,132
                                                                    ------------    -----------      -----------

Income before extraordinary items                                   $     53,620    $    70,119      $    83,155
Extraordinary items (Note 4)                                             (19,169)          (333)          (1,913)
                                                                    ------------    -----------      -----------
Net income                                                          $     34,451    $    69,786      $    81,242
                                                                    ============    ===========      ===========

Allocation of net income:
Attributable to TRG                                                 $     18,099    $    38,346      $    42,322
Attributable to Joint Venture Partners                                    16,352         31,440           38,920
                                                                    ------------    -----------      -----------
                                                                    $     34,451    $    69,786      $    81,242
                                                                    ============    ===========      ===========





















                       See notes to financial statements.

            UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                               LIMITED PARTNERSHIP

             COMBINED STATEMENT OF ACCUMULATED DEFICIENCY IN ASSETS
                                 (in thousands)


                                                                                 Joint Venture
                                                                    TRG              Partners             Total
                                                                    ---          -------------            -----

Balance, January 1, 1998                                      $   (133,680)      $   (134,608)       $    (268,288)
Cash contributions                                                  33,322              4,900               38,222
Cash distributions                                                 (90,263)           (83,934)            (174,197)
Transferred center (Note 1)                                         44,754             44,726               89,480
Net income                                                          42,322             38,920               81,242
                                                              ------------       ------------        -------------
Balance, December 31, 1998                                    $   (103,545)      $   (129,996)       $    (233,541)
Non-cash contributions (Note 2)                                     52,110             31,247               83,357
Cash contributions                                                  36,799             34,747               71,546
Cash distributions                                                 (98,459)           (28,675)            (127,134)
Net income                                                          38,346             31,440               69,786
                                                              ------------       ------------        -------------
Balance, December 31, 1999                                    $    (74,749)      $    (61,237)       $    (135,986)
Non-cash contributions (Note 2)                                        659                659                1,318
Cash contributions                                                  18,830             18,830               37,660
Cash distributions                                                 (39,512)           (33,072)             (72,584)
Transferred centers (Note 1)                                        40,103             40,103               80,206
Net income                                                          18,099             16,352               34,451
                                                              ------------       ------------        -------------
Balance, December 31, 2000                                    $    (36,570)      $    (18,365)       $     (54,935)
                                                              ============       ============        =============


























                       See notes to financial statements.

            UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                               LIMITED PARTNERSHIP

                        COMBINED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                                    Year Ended December 31
                                                                        ---------------------------------------
                                                                              2000           1999          1998
                                                                              ----           ----          ----

Cash Flows From Operating Activities:
    Income before extraordinary items                                    $    53,620   $    70,119   $    83,155
    Adjustments to reconcile income before extraordinary items to net cash provided by operating activities:
       Depreciation and amortization                                          30,263        29,983        32,466
       Provision for losses on accounts receivable                             2,644         1,822         1,119
       Gains on sales of land                                                   (501)                     (1,090)
       Other                                                                                               3,908
       Increase (decrease) in cash attributable to changes in
        assets and liabilities:
        Receivables, deferred
         charges and other assets                                               (530)       (6,443)       (7,333)
        Accounts payable and other liabilities                                (2,376)       (1,952)      (22,042)
                                                                         -----------   -----------   -----------
Net Cash Provided By Operating Activities                                $    83,120   $    93,529   $    90,183
                                                                         -----------   -----------   -----------

Cash Flows From Investing Activities:
    Additions to properties                                              $  (231,125)  $   (79,298)  $   (64,455)
    Proceeds from sales of land                                                  640           105         1,590
                                                                         -----------   -----------   -----------
Net Cash Used In Investing Activities                                    $  (230,485)  $   (79,193)  $   (62,865)
                                                                         -----------   -----------   -----------

Cash Flows From Financing Activities:
    Debt proceeds                                                        $   390,721   $   201,152   $   164,710
    Debt payments                                                             (1,976)       (3,439)       (4,489)
    Extinguishment of debt                                                  (214,754)     (141,459)      (40,741)
    Debt issuance costs                                                       (2,704)       (8,007)       (7,619)
    Cash contributions from partners                                          37,660        71,546        38,222
    Cash distributions to partners                                           (72,584)     (127,134)     (174,197)
                                                                         -----------   -----------   -----------
Net Cash Provided By (Used In) Financing Activities                      $   136,363   $    (7,341)  $   (24,114)
                                                                         -----------   -----------   -----------

Net increase (decrease) in cash                                          $   (11,002)  $     6,995   $     3,204

Cash and Cash Equivalents at Beginning of Year                                36,823        29,828        36,875

Effect of transferred centers in connection
   with Twelve Oaks/Lakeside transaction (Note 1)                             (6,028)

Effect of transferred center in connection
    with GMPT Exchange (Note 1)                                                                          (10,251)
                                                                         -----------   -----------   -----------

Cash and Cash Equivalents at End of Year                                 $    19,793   $    36,823   $    29,828
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

            UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                               LIMITED PARTNERSHIP

                     NOTES TO COMBINED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

     The  Taubman  Realty  Group  Limited   Partnership  (TRG),  a  consolidated
subsidiary of Taubman Centers, Inc., engages in the ownership, management, leasing, acquisition, development and expansion of regional retail shopping centers and interests therein. TRG has engaged the Manager (The Taubman Company Limited Partnership, which is approximately 99% beneficially owned by TRG) to provide most property management and leasing services for the shopping centers and to provide corporate, development, and acquisition services. For financial statement reporting purposes, the accounts of shopping centers that are not controlled and that are owned through joint ventures with third parties (Unconsolidated Joint Ventures) have been combined in these financial statements. Generally, net profits and losses of the Unconsolidated Joint Ventures are allocated to TRG and the outside partners (Joint Venture Partners) in accordance with their ownership percentages.

     Dollar amounts presented in tables within the notes to the combined financial statements are stated in thousands.

Investments in Unconsolidated Joint Ventures

     TRG's interest in each of the Unconsolidated Joint Ventures at December 31, 2000, is as follows:

                                                                    TRG's %
  Unconsolidated Joint Venture         Shopping Center             Ownership
  ---------------------------          --------------              ---------

  Arizona Mills, L.L.C.                Arizona Mills                  37%
  Dolphin Mall Associates              Dolphin Mall                   50
   Limited Partnership
  Fairfax Company of Virginia L.L.C.   Fair Oaks                      50
  Forbes Taubman Orlando, L.L.C.       The Mall at Millenia           50
                                        (under construction)
  Rich-Taubman Associates              Stamford Town Center           50
  Tampa Westshore Associates           International Plaza            26
   Limited Partnership                  (under construction)
  Taubman-Cherry Creek
   Limited Partnership                 Cherry Creek                   50
  West Farms Associates                Westfarms                      79
  Woodland                             Woodland                       50

     In April 2000, TRG entered into an agreement to develop The Mall at Millenia in Orlando, Florida. This 1.2 million square foot center is expected to open in October 2002.

     In August 2000, TRG completed a transaction to acquire an additional interest in one of its Unconsolidated Joint Ventures. Under the terms of the agreement, TRG became the 100% owner of Twelve Oaks and its joint venture partner became the 100% owner of Lakeside, subject to the existing mortgage debt ($50 million and $88 million at Twelve Oaks and Lakeside, respectively.) The results of the transferred centers are included in these statements through the date of the transaction. At the date of the transaction, the combined book values of these centers' assets and liabilities were $66.6 million and $146.8 million, respectively.

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

     In September 1999, TRG entered into a partnership agreement with Swerdlow Real Estate Group to jointly develop Dolphin Mall, a 1.4 million square foot value regional center under construction in Miami, Florida, which opened in March 2001.

     On September 30, 1998, TRG completed a transaction that included the transfer of interests in nine consolidated shopping centers and one Unconsolidated Joint Venture (the GMPT Exchange). The accounts of Woodfield Associates (Woodfield), a 50% owned Unconsolidated Joint Venture that was transferred, are included in these combined financial statements through September 1998. On the date of the GMPT Exchange, the book values of Woodfield's assets and liabilities were approximately $107.4 million and $196.9 million, respectively.

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

     The fair value of mortgage notes and other notes payable is estimated based on quoted market prices if available, or the amount the Unconsolidated Joint Ventures would pay to terminate the debt, with prepayment penalties, if any, on the reporting date.

     The fair value of interest rate hedging instruments is the amount the Unconsolidated Joint Venture would pay or receive to terminate the agreement at the reporting date.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

     Certain prior year amounts have been reclassified to conform to 2000 classifications.

Note 2 - Properties

     Properties at December 31, 2000 and 1999, are summarized as follows:

                                                    2000             1999
                                                    ----             ----

   Land                                        $     41,230      $    42,339
   Buildings, improvements and equipment            663,864          725,182
   Construction in process                          368,724          174,727
                                               ------------      -----------
                                               $  1,073,818      $   942,248
                                               ============      ===========

     Depreciation expense for 2000, 1999 and 1998 was $26.2 million, $26.0 million and $26.7 million. Construction in process includes costs related to the construction of Dolphin Mall, The Mall at Millenia, and International Plaza, as well as expansions and other improvements at various centers. Assets under capital lease of $0.6 million and $3.7 million at December 31, 2000 and 1999, respectively, are included in the table above in buildings, improvements and equipment.

     During 2000 and 1999, non-cash investing activities included $1.3 million and $83.4 million, respectively, contributed to the Unconsolidated Joint Ventures developing International Plaza, Dolphin Mall, and The Mall at Millenia. This amount primarily consists of the net book value of project costs expended prior to the creation of the joint ventures. Additionally, during 2000 and 1999, non-cash additions to properties of $15.5 million and $11.0 million, respectively, were recorded, representing accrued construction costs of new centers and expansions.

            UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                               LIMITED PARTNERSHIP

               NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)

Note 3 - Deferred Charges and Other Assets

     Deferred charges and other assets at December 31, 2000 and 1999 are summarized as follows:

                                                2000             1999
                                                ----             ----

     Leasing                                 $   25,252       $   35,579
     Accumulated amortization                   (10,040)         (14,466)
                                             ----------       ----------
                                             $   15,212       $   21,113
     Interest rate instruments                    3,351            4,178
     Deferred financing, net                     14,161           17,651
     Other, net                                   1,973            1,532
                                             ----------       ----------
                                             $   34,697       $   44,474
                                             ==========       ==========

Note 4 - Debt

Mortgage Notes Payable

     Mortgage notes payable at December 31, 2000 and 1999 consists of the following:

                                                                                                      Balance Due
Center                            2000           1999          Interest Rate      Maturity Date       on Maturity
------                            ----           ----          -------------      -------------       -----------

Arizona Mills                $   145,762                           7.90%              10/05/10         $   130,419
Arizona Mills                               $   142,214        LIBOR + 1.30%          02/01/02
Cherry Creek                     177,000        177,000            7.68%              08/11/06             171,933
Dolphin Mall                     116,900         22,267        LIBOR + 2.00%          10/06/02             116,900
Fair Oaks                        140,000        140,000            6.60%              04/01/08             140,000
International Plaza               67,493                       LIBOR + 1.90%          11/10/02              67,493
Lakeside                                         88,000            6.47%              12/15/00
Stamford Town Center                             54,053           11.69%              12/01/17
Stamford Town Center              76,000                       LIBOR + 0.8%           08/10/02              76,000
Twelve Oaks                                      49,971        LIBOR + 0.45%          10/15/01
Westfarms                        100,000        100,000            7.85%              07/01/02             100,000
Westfarms                         55,000         55,000       LIBOR + 1.125%          07/01/02              55,000
Woodland                          66,000         66,000            8.20%              05/15/04              66,000
                             -----------    -----------
                             $   944,155    $   894,505
                             ===========    ===========

     Mortgage debt is collateralized by substantially all of the net book value of properties as of December 31, 2000 and 1999.

            UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                               LIMITED PARTNERSHIP

               NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)

     In November 2000, the 50% owned Unconsolidated Joint Venture that is developing The Mall at Millenia closed on a $160.4 million construction facility. The rate on the facility is LIBOR plus 1.95% and the facility matures in November 2003, with two one-year extension options. TRG has guaranteed the payment of 50% of the principal and interest. The rate and the amount guaranteed may be reduced once certain performance and valuation criteria are met. There was no outstanding balance at December 31, 2000.

     In November 1999, the Unconsolidated Joint Venture that is developing International Plaza closed on a $193.5 million, three-year construction financing, with a one-year extension option. TRG has guaranteed the payment of 100% of the principal and interest; however, the new investor in the venture (Note 1) has indemnified TRG to the extent of 25% of the amounts guaranteed. The loan agreement provides for reductions of the rate and the amount guaranteed as certain center performance criteria are met.

     The maximum availability on the Dolphin Mall construction facility is $200 million and its rate decreases to LIBOR plus 1.75% when a certain coverage ratio is met. TRG has guaranteed the payment of 50% of any outstanding principal balance and 100% of all accrued and unpaid interest. The guaranty will be reduced as certain performance conditions are met. The maturity date may be extended one year.

     Scheduled principal payments on mortgage debt are as follows as of December 31, 2000:

                            2001                              $    1,025
                            2002                                 416,578
                            2003                                   1,284
                            2004                                  68,350
                            2005                                   4,019
                            Thereafter                           452,899
                                                                --------
                            Total                               $944,155
                                                                ========

Note Payable to Related Party

     During 2000, the Unconsolidated Joint Venture that is developing Dolphin Mall borrowed $3.8 million from TRG. The note payable bears interest at 16% annually and has no stated maturity. The loan will be repaid through the joint venture's available cash flow; accrued interest and the loan balance will be repaid prior to making any other distributions to partners.

Other Notes Payable

     Other notes payable at December 31, 2000 and 1999 consists of the following:

                                                             2000       1999
                                                             ----       ----
  Notes payable to banks, line of credit, interest
    at prime (9.5% at December 31, 2000),  maximum
    borrowings  available up to $5.5 million
    to fund tenant loans, allowances and buyouts
    and working capital, due various dates through 2005   $  2,914     $   623
  Other                                                                     35
                                                          --------     -------
                                                          $  2,914     $   658
                                                          ========     =======

Interest Expense

     Interest paid on mortgages and other notes payable in 2000, 1999 and 1998, net of amounts capitalized of $13.3 million, $2.5 million, and $2.5 million, approximated $58.8 million, $59.7 million, and $64.0 million, respectively.

            UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                               LIMITED PARTNERSHIP

               NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)

Extraordinary Items

     In 2000, 1999, and 1998, joint ventures recognized extraordinary charges related to the extinguishment of debt, primarily consisting of prepayment premiums and the writeoff of deferred financing costs.

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

     As of December 31, 2000, the following interest rate cap agreements were outstanding (Note 7):

                               Notional       LIBOR     Frequency of
                                Amount      Cap Rate     Rate Resets                   Term
                               --------     --------    ------------    -----------------------------------

   Dolphin Mall                 $150,000 (1)  7.00%       Monthly       November 1999 through November 2002
   The Mall at Millenia           80,200      8.75%       Monthly       December 2000 through November 2002
   Stamford Town Center           76,000      8.20%       Monthly       January 2000 though August 2002
   International Plaza            50,000      7.10%       Monthly       April 2000 through October 2002
   International Plaza            50,000      7.10%       Monthly       October 2000 through October 2002
   Westfarms                      55,000      6.50%       Monthly       August 1997 through July 2002

(1) Under the interest rate agreement, the rate is swapped to a fixed rate of 6.14% when LIBOR is less than 6.7%. The notional amounts on both the cap and swap increase to $200 million in February 2001.

     The Unconsolidated Joint Ventures are exposed to credit risk in the event of nonperformance by their counterparties to the agreements. These Unconsolidated Joint Ventures anticipate that their counterparties will be able to fully perform their obligations under the agreements.

Fair Value of Debt Instruments

     The estimated fair values of financial instruments at December 31, 2000 and 1999 are as follows (Note 7):

                                                                         December 31
                                            -------------------------------------------------------------------
                                                         2000                                  1999
                                            -------------------------------------------------------------------
                                             Carrying              Fair             Carrying            Fair
                                               Value               Value              Value             Value
                                            ----------------------------          -----------------------------

Mortgage notes payable                       $944,155          $1,007,650            $894,505          $928,205
Other notes payable                             6,692               6,692                 658               658
Interest rate instruments:
  In a receivable position                      3,351                 217               4,178             3,134
  In a payable position                                             1,807


            UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                               LIMITED PARTNERSHIP

               NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)

Note 5 - Leases and Other Commitments

     Shopping center space is leased to tenants and certain anchors pursuant to lease agreements. Tenant leases typically provide for guaranteed minimum rent, percentage rent, and other charges to cover certain operating costs. Future minimum rent under operating leases in effect at December 31, 2000 for operating centers, assuming no new or renegotiated leases or option extensions on anchor agreements, is summarized as follows:

                                 2001                  $      121,050
                                 2002                         116,775
                                 2003                         104,138
                                 2004                          93,792
                                 2005                          81,118
                                 Thereafter                   286,972

     One Unconsolidated Joint Venture, as lessee, has a ground lease expiring in 2083 with its Joint Venture Partner. Rental payments under the lease were $2.0 million in 2000, 1999 and 1998. TRG is entitled to receive preferential distributions equal to 75% of each payment. Approximately 25% of the ground lease payments over the term of the lease, on a straight-line basis, are recognized as ground rent expense, with 75% of the current payment accounted for as a distribution to the Joint Venture Partner.

     The Unconsolidated Joint Venture that owns International Plaza is the lessee under a ground lease agreement that expires in 2080. The lease requires annual payments of approximately $0.1 million and when the center opens will require additional rentals, based on the leasable area of the center as defined in the agreement.

     The following is a schedule of future minimum rental payments required under operating leases:

                                 2001                     $     2,111
                                 2002                           2,185
                                 2003                           2,408
                                 2004                           2,408
                                 2005                           2,408
                                 Thereafter                   661,202

Capital Lease Obligations

     Certain Unconsolidated Joint Ventures have entered into lease agreements for property improvements with remaining lease terms through 2002; substantially all of the capital lease obligation at December 31, 2000 will be settled in 2001.

Special Tax Assessment

     Dolphin Mall will be subject to annual special tax assessments for certain infrastructure improvements related to the property. The annual assessments will be based on allocations of the cost of the infrastructure between the properties that benefit. Presently, the total allocation of cost to Dolphin Mall is estimated to be approximately $55.7 million with a first annual assessment of approximately $3.4 million. A portion of these assessments is expected to be recovered from tenants.

            UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                               LIMITED PARTNERSHIP

               NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)

Note 6 - Transactions with Affiliates

     Charges from the Manager under various written agreements were as follows for the years ended December 31:

                                        2000             1999              1998
                                        ----             ----              ----

   Management and leasing services    $14,759          $16,721           $17,849
   Security and maintenance services    6,702            7,653             9,481
   Development services                11,298            5,935             3,941
                                       ------            -----            ------
                                      $32,759          $30,309           $31,271
                                      =======          =======           =======

     Certain entities related to TRG or its joint venture partners are providing management, leasing and development services to Arizona Mills, L.L.C. and Forbes Taubman Orlando L.L.C. Charges from these entities were $4.0 million, $4.2 million, and $4.3 million in 2000, 1999, and 1998, respectively.

     Westfarms previously loaned $2.4 million to one of its Joint Venture Partners to purchase a portion of a deceased Joint Venture Partner's interest. The note bears interest at approximately 7.9% and requires monthly principal payments of $25 thousand, plus accrued interest, with the final payment due in 2001. The balance at December 31, 2000 and 1999 was $0.2 million and $0.6 million, respectively. Interest income related to the loan was approximately $0.1 million in 2000, 1999, and 1998.

     Other related party transactions are described in Note 4.

Note 7 - New Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the uses of the derivatives and whether they qualify for hedge accounting. SFAS 133, as amended and interpreted, is effective for fiscal years beginning after June 15, 2000. The Unconsolidated Joint Ventures' derivatives consist primarily of interest rate cap agreements which were purchased to reduce exposure to increases in rates on floating rate debt. The Unconsolidated Joint Ventures expect that the primary impact of their adoption of SFAS 133 will be the timing of the recognition in income of the costs of these agreements. This may cause earnings volatility as the value of these agreements may change from period to period. In addition, the swap agreement on the Dolphin Mall construction loan does not qualify for hedge accounting under SFAS 133. As a result, losses and income related to this agreement will be recognized in earnings as the value of the agreement changes. The combined Unconsolidated Joint Ventures will recognize a loss of approximately $4.9 million as a transition adjustment to mark the interest rate agreements to fair value as of January 1, 2001, the transition date. Of this amount, a loss of $1.6 million will be charged to other comprehensive income with the remainder representing the cumulative effect of a change in accounting principle.

            UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                               LIMITED PARTNERSHIP

                        Valuation and Qualifying Accounts
              For the years ended December 31, 2000, 1999 and 1998
                                 (in thousands)



                                                                  Additions
                                                       -----------------------------
                                        Balance at      Charged to     Charged to                                       Balance
                                         beginning      costs and        other                                          at end
                                          of year        expenses       accounts      Write-offs         Transfers      of year
                                        ----------      ----------     ----------     ----------         ---------      -------


Year ended December 31, 2000:

Allowance for doubtful receivables      $   1,588          2,644               0        (1,892)            (712) (1)    $  1,628
                                        =========      =========       =========     =========         ========         ========

Year ended December 31, 1999:

Allowance for doubtful receivables      $     255          1,822               0          (489)               0         $  1,588
                                        =========      =========       =========     =========         ========         ========

Year ended December 31, 1998:

Allowance for doubtful receivables      $     314          1,119               0        (1,148)             (30) (2)    $    255
                                        =========      =========       =========     =========         ========         ========



(1) Subsequent to July 31, 2000, the accounts of Lakeside and Twelve Oaks are no longer included in these combined financial statements.

(2) Subsequent to September 30, 1998, the date of the GMPT Exchange, the accounts of Woodfield are no longer included in these combined financial statements.

                                                                    Schedule III

  UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2000
                                 (in thousands)

                                                                                   Gross Amount at Which
                                                                                Carried at Close of Period
                                        Initial Cost                         ----------------------------------
                                         to Company          Cost
                                  ----------------------  Capitalized                               Accumulated  Total
                                         Buildings and    Subsequent                               Depreciation Cost Net
                                  Land   Improvements    to Acquisition   Land     BI&E    Total     (A/D)       of A/D Encumbrances
                                  ----   ------------    --------------   ----     ----    -----  ------------  ------  ------------

Taubman Shopping Centers:
 Arizona Mills, Tempe, AZ      $ 22,017    $163,618      $  9,324     $ 22,017  $172,942   $194,959  $  21,817 $173,142    $ 145,762
 Cherry Creek, Denver, CO            55      99,625        62,121           55   161,746    161,801     47,112  114,689      177,000
 Fair Oaks, Fairfax, VA           7,667      36,043        46,420        7,667    82,463     90,130     31,340   58,790      140,000
 Stamford Town Center,
   Stamford, CT                   1,977      43,176        12,054        1,977    55,230     57,207     30,127    27,080      76,000
 Westfarms, Farmington, CT        5,287      38,638       109,853        5,287   148,491    153,778     38,900   114,878     155,000
 Woodland, Grand Rapids, MI       2,367      19,078        23,914        2,367    42,992     45,359     20,348    25,011      66,000
Other Properties:
  Peripheral land                 1,860           0             0        1,860         0      1,860          0     1,860           0
  Construction in Process        69,566     292,135         7,023       69,566   299,158    368,724          0   368,724     184,393
                               --------   ---------      --------     --------  --------   --------   --------   -------     -------
TOTAL                          $110,796    $692,313      $270,709     $110,796  $963,022 $1,073,818(1)$189,644  $884,174    $944,155
                               ========    ========      ========     ========  ======== ==========   ========  ========    ========


                                    Date of
                                 Completion of          Depreciable
                                  Construction              Life
                                ---------------         -----------

Taubman Shopping Centers:
 Arizona Mills, Tempe, AZ            1997                 50 Years
 Cherry Creek, Denver, CO            1990                 40 Years
 Fair Oaks, Fairfax, VA              1980                 55 Years
 Stamford Town Center,
   Stamford, CT                      1982                 40 Years
 Westfarms, Farmington, CT           1974                 34 Years
 Woodland, Grand Rapids, MI          1968                 33 Years



The changes in total real estate assets for the three years ended December 31, 2000 are as follows:

                                        2000            1999           1998
                                        ----            ----           ----

Balance, beginning of year         $  942,248     $  769,665     $  829,640
 Improvements                         239,191         79,298         64,455
 Disposals                             (4,472)        (6,162)        (2,715)
 Transfers In                           1,318 (2)     99,447 (4)
 Transfers Out                       (104,467)(3)                  (121,715) (5)
                                    ---------     ----------      ---------
Balance, end of year               $1,073,818     $  942,248     $  769,665
                                   ==========     ==========     ==========

The changes in accumulated depreciation and amortization for the three years ended December 31, 2000 are as follows:

                                      2000              1999           1998
                                      ----              ----           ----

Balance, beginning of year          $(217,402)    $ (197,516)    $ (205,659)
 Depreciation for year                (26,156)       (25,958)       (26,707)
 Disposals                              4,472          6,072          1,685
 Transfers Out                         49,442 (3)                    33,165 (5)
                                    ---------     ----------     ----------
Balance, end of year                $(189,644)    $ (217,402)    $ (197,516)
                                    =========     ==========     ==========

(1) The unaudited aggregate cost for federal income tax purposes as of December 31, 2000 was $1.308 billion.
(2) Includes costs transferred relating to The Mall at Millenia, which became an Unconsolidated Joint Venture in 2000.
(3) Subsequent to July 31, 2000, the accounts of Lakeside and Twelve Oaks are no longer included in these combined financial statements.
(4) Includes costs transferred relating to International Plaza and Dolphin Mall, which became Unconsolidated Joint Ventures in 1999.
(5) Subsequent to September 30, 1998, the date of the GMPT Exchange, the accounts of Woodfield are no longer included in these combined financial statements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TAUBMAN CENTERS, INC.

Date:  March 26, 2001              By:/s/ Robert S. Taubman
                                      ------------------------------
                                      Robert S. Taubman, President and Chief
                                      Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                       Title                        Date
      ---------                       -----                        ----

*                                Chairman of the Board            March 26, 2001
--------------------------                                        --------------
A. Alfred Taubman

/s/ Robert S. Taubman       President, Chief Executive Officer,   March 26, 2001
---------------------------          and Director                 --------------
Robert S. Taubman

/s/ Lisa A. Payne                Executive Vice President,        March 26, 2001
--------------------------  Chief Financial Officer, and Director --------------
Lisa A. Payne

/s/ William S. Taubman          Executive Vice President,         March 26, 2001
--------------------------            and Director                --------------
William S. Taubman

/s/ Esther R. Blum          Senior Vice President, Controller and March 26, 2001
--------------------------        Chief Accounting Officer        --------------
Esther R. Blum

*                                      Director                   March 26, 2001
--------------------------                                        --------------
Graham Allison

*                                      Director                   March 26, 2001
--------------------------                                        --------------
Allan J. Bloostein

*                                      Director                   March 26, 2001
--------------------------                                        --------------
Jerome A. Chazen

*                                      Director                   March 26, 2001
--------------------------                                        --------------
S. Parker Gilbert

*                                      Director                   March 26, 2001
--------------------------                                        --------------
Peter Karmanos, Jr.



*By: /s/ Lisa A. Payne
    ----------------------------
    Lisa A. Payne, as
    Attorney-in-Fact

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

     3(b) -- Composite copy of Restated Articles of Incorporation of Taubman Centers, Inc., including all amendments to date
                    (incorporated herein by reference to Exhibit 3 filed with the Registrants Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 ("2000 Second Quarter Form 10-Q")).

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

     4(e) -- Mortgage, Security Agreement and Fixture Filing by Short Hills Associates, as Mortgagor, to Metropolitan Life
                    Insurance Company, as Mortgagee, dated April 15, 1999 (incorporated herein by reference to Exhibit 4(d) filed with the 1999 Second Quarter Form 10-Q).

     4(f) -- Assignment of Leases, Short Hills, Associates (Assignor) and Metropolitan Life Insurance Company (Assignee) dated as of April 15, 1999 (incorporated herein by reference to Exhibit 4(e) filed with the 1999 Second Quarter Form 10-Q).

     4(g) -- Secured Revolving Credit Agreement dated as of June 24, 1999 among the Taubman Realty Group Limited Partnership, as Borrower, The Banks Signatory Hereto, each as a bank and UBS AG, Stamford Branch, as Administrative Agent (incorporated herein by reference to Exhibit 4(f) filed with the 1999 Second Quarter Form 10-Q).

     4(h) -- Building Loan Agreement dated as of June 21, 2000 among Willow Bend Associates Limited Partnership, as Borrower, PNC Bank, National Association, as Lender, Co-Lead Agent and Lead Bookrunner, Fleet National Bank, as Lender, Co- Lead Agent, Joint Bookrunner and Syndication Agent, Commerzbank AG, New York Branch, as Lender, Managing Agent and Co-Documentation Agent, Bayerische Hypo-Und Vereinsbank AG, New York Branch, as Lender, Managing Agent and Co-Documentation Agent, and PNC Bank, National Association, as Administrative Agent. (incorporated herein by reference to Exhibit 4 (a) filed with the 2000 Second Quarter Form 10-Q.)

     4(i) -- Building Loan Deed of Trust, Assignment of Leases and Rents and Security Agreement ("this Deed") from Willow Bend Associates Limited Partnership, a Delaware limited partnership ("Grantor"), to David M. Parnell ("Trustee"), for the benefit of PNC Bank, National Association, as Administrative Agent for Lenders (as hereinafter defined) (together with its successors in such capacity, "Beneficiary"). (incorporated herein by reference to Exhibit 4 (b) filed with the 2000 Second Quarter Form 10-Q.)

    *10(a) --       The Taubman Realty Group Limited  Partnership 1992 Incentive
                    Option  Plan,  as  Amended  and  Restated  Effective  as  of
                    September 30, 1997 (incorporated herein by reference to Exhibit 10(b) filed with the Registrant's Annual Report on
                    Form 10-K for the year ended December 31, 1997).

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

     10(d) -- Amended and Restated Cash Tender Agreement among Taubman Centers, Inc., a Michigan Corporation (the "Company"), The Taubman Realty Group Limited Partnership, a Delaware Limited Partnership ("TRG"), and A. Alfred Taubman, A. Alfred Taubman, acting not individually but as Trustee of the A. Alfred Taubman Restated Revocable Trust, as amended and restated in its entirety by Instrument dated January 10, 1989 and subsequently by Instrument dated June 25, 1997, (as the same may hereafter be amended from time to time), and TRA Partners, a Michigan Partnership. (incorporated herein by reference to Exhibit 10 (a) filed with the 2000 Second Quarter Form 10-Q.)

     *10(e) --      Supplemental Retirement Savings Plan (incorporated herein by reference  to  Exhibit  10(i)  filed  with the  Registrant's
                    Annual  Report on Form 10-K for the year ended  December 31,
                    1994).

     *10(f) --      Employment  agreement  between The Taubman  Company  Limited
                    Partnership  and  Lisa  A.  Payne  (incorporated  herein  by
                    reference   to  Exhibit  10  filed  with  the   Registrant's
                    Quarterly  Report on Form 10-Q for the  quarter  ended March
                    31, 1997).

     *10(g) --      Second Amended and Restated  Continuing  Offer,  dated as of
                    May 16, 2000.  (incorporated  herein by reference to Exhibit
                    10 (b) filed with the 2000 Second Quarter Form 10-Q.)

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

     10(l) -- Private Placement Purchase Agreement dated as of November 24, 1999 among The Taubman Realty Group Limited Partnership, Taubman Centers, Inc. and GS-MSD Select Sponsors, L.P. (incorporated herein by reference to Exhibit 10(l) filed with the Annual Report of Form 10-K for the year ended December 31, 1999 ("1999 Form 10-K")).

     10(m) -- Registration Rights Agreement entered into as of November 24, 1999 by and between Taubman Centers, Inc and GS-MSD Select Sponsors, L.P. (incorporated herein by reference to Exhibit 10(m) filed with the 1999 Form 10-K).

     *10(n) --      Employment  agreement  between The Taubman  Company  Limited
                    Partnership and Courtney Lord. (incorporated herein by reference to Exhibit 10(n) filed with the 1999 Form 10-K).

     *10(o) --      The Taubman Company Long-Term  Compensation Plan (as amended and restated effective January 1, 2000). (incorporated herein by reference to Exhibit 10 (c) filed with the 2000
                    Second Quarter Form 10-Q.)

     10(p) -- Annex II to Second Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership. (incorporated herein by reference to Exhibit 10(p) filed with the 1999 Form 10-K).

     12   --        Statement Re: Computation of Taubman Centers,  Inc. Ratio of
                    Earnings to Combined Fixed Charges and Preferred Dividends and Distributions.

     21   --        Subsidiaries of Taubman Centers, Inc.

     23   --        Consent of Deloitte & Touche LLP.

     24   --        Powers of Attorney.

     27   --        Financial Data Schedule.

     99   --        Debt Maturity Schedule.

------------------------
* A management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.