Form 10-Q
period 2001-03-31
TAUBMAN CENTERS INC
filed 2001-05-14
CIK 890319

                                         SECURITIES AND EXCHANGE COMMISSION
                                               Washington, D.C. 20549

                                                      Form 10-Q

                                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                       OF THE SECURITIES EXCHANGE ACT OF 1934

                                        For the Quarter Ended: March 31, 2001
                                            Commission File No.  1-11530

                                               Taubman Centers, Inc.
                --------------------------------------------------------------------------------------
                               (Exact name of registrant as specified in its charter)

      Michigan                                                                   38-2033632
      ------------------------------------------------        ----------------------------------------------------
      (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                          Identification No.)

      200 East Long Lake Road, Suite 300, P.O. Box 200, Bloomfield Hills, Michigan               48303-0200
      -------------------------------------------------------------------------------------------------------------
      (Address of principal executive offices)                                                   (Zip Code)

                                                  (248) 258-6800
      -------------------------------------------------------------------------------------------------------------
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

         As of May 11, 2000,  there were  outstanding  50,008,072  shares of the Company's  common stock, par value
$0.01 per share.

                                           PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

The following  consolidated  financial  statements of Taubman Centers,  Inc. (the Company) are provided pursuant to the requirements of this item.

Consolidated Balance Sheet as of March 31, 2001 (unaudited) and December 31, 2000.........................  2
Consolidated Statement of Operations and Comprehensive Income for the three months ended
   March 31, 2001 and 2000 (unaudited)....................................................................  3
Consolidated Statement of Cash Flows for the three months ended March 31, 2001 and 2000
   (unaudited)............................................................................................  4
Notes to Consolidated Financial Statements................................................................  5

                                               TAUBMAN CENTERS, INC.

                                            CONSOLIDATED BALANCE SHEET
                                         (in thousands, except share data)

                                                                               March 31            December 31
                                                                               --------            -----------
                                                                                 2001                 2000
                                                                                 ----                 ----
Assets:
   Properties                                                              $   2,003,408         $   1,959,128
   Accumulated depreciation and amortization                                    (297,610)             (285,406)
                                                                           -------------         -------------
                                                                           $   1,705,798         $   1,673,722
   Investment in Unconsolidated Joint Ventures (Note 4)                          102,175               109,018
   Cash and cash equivalents                                                      11,842                18,842
   Accounts and notes receivable, less allowance
     for doubtful accounts of $3,790 and $3,796 in
     2001 and 2000                                                                31,284                32,155
   Accounts receivable from related parties                                       18,846                10,454
   Deferred charges and other assets                                              57,876                63,372
                                                                           -------------         -------------
                                                                           $   1,927,821         $   1,907,563
                                                                           =============         =============
Liabilities:
   Notes payable                                                           $   1,243,487         $   1,173,973
   Accounts payable and accrued liabilities                                      111,213               131,161
   Dividends payable                                                              16,655                12,784
                                                                           -------------         -------------
                                                                           $   1,371,355         $   1,317,918

Commitments and Contingencies (Note 7)

Series C and D Preferred Equity of TRG (Note 1)                            $      97,275         $      97,275

Partners' Equity of TRG Allocable to Minority Partners (Note 1)

Shareowners' Equity:
   Series A Cumulative Redeemable Preferred Stock,
      $0.01 par value, 8,000,000 shares authorized,
      $200 million liquidation preference,
      8,000,000 shares issued and outstanding at
      March 31, 2001 and December 31, 2000                                 $          80         $          80
   Series B Non-Participating Convertible Preferred Stock,
      $0.001 par and liquidation value, 40,000,000 shares
      authorized and 31,835,066 shares issued and
      outstanding at March 31, 2001 and December 31, 2000                             32                    32
   Series C Cumulative Redeemable Preferred Stock,
      $0.01 par value, 1,000,000 shares authorized, $75 million
      liquidation preference, none issued
   Series D Cumulative Redeemable Preferred Stock,
      $0.01 par value, 250,000 shares authorized, $25 million
      liquidation preference, none issued
   Common Stock, $0.01 par value, 250,000,000 shares
      authorized,  50,008,272  and  50,984,397 issued and
      outstanding at March 31, 2001 and December 31,
      2000 (Note 8)                                                                  500                   510
   Additional paid-in capital                                                    666,297               676,544
   Accumulated other comprehensive income (Note 2)                                (1,769)
   Dividends in excess of net income                                            (205,949)             (184,796)
                                                                           -------------         -------------
                                                                           $     459,191         $     492,370
                                                                           -------------         -------------
                                                                           $   1,927,821         $   1,907,563
                                                                           =============         =============

                                  See notes to consolidated financial statements.

                                               TAUBMAN CENTERS, INC.

                           CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                                         (in thousands, except share data)

                                                                                Three Months Ended March 31
                                                                                ---------------------------
                                                                                2001                  2000
                                                                                ----                  ----

Income:
   Minimum rents                                                           $      40,674         $      36,988
   Percentage rents                                                                1,158                   957
   Expense recoveries                                                             24,226                20,921
   Revenues from management, leasing and
     development services                                                          6,371                 6,189
   Other                                                                           6,419                 7,718
                                                                           -------------         -------------
                                                                           $      78,848         $      72,773
                                                                           -------------         -------------
Operating Expenses:
   Recoverable expenses                                                    $      20,462         $      18,329
   Other operating                                                                 8,001                 8,814
   Management, leasing and development services                                    4,341                 5,188
   General and administrative                                                      4,755                 4,889
   Interest expense                                                               15,191                13,166
   Depreciation and amortization                                                  17,218                14,155
                                                                           -------------         -------------
                                                                           $      69,968         $      64,541
                                                                           -------------         -------------
Income before equity in income of Unconsolidated
   Joint Ventures, extraordinary items, cumulative effect
   of change in accounting principle and minority and
   preferred interests                                                     $       8,880         $       8,232
Equity in income before extraordinary items and cumulative
   effect of change in accounting principle of
   Unconsolidated Joint Ventures                                                   4,856                 8,595
                                                                           -------------         -------------
Income before extraordinary items, cumulative effect of
   change in accounting principle, and minority and
   preferred interests                                                     $      13,736         $      16,827
Extraordinary items                                                                                     (9,288)
Cumulative effect of change in accounting principle (Note 2)                      (8,404)
Minority interest in consolidated joint ventures                                     417
Minority interest in TRG:
   TRG income allocable to minority partners                                        (483)               (1,199)
   Distributions in excess of earnings allocable to
    minority partners                                                             (7,515)               (6,329)
TRG Series C and D preferred distributions (Note 1)                               (2,250)               (2,250)
                                                                           -------------         -------------
Net loss                                                                   $      (4,499)        $      (2,239)
Series A preferred dividends                                                      (4,150)               (4,150)
                                                                           -------------         -------------
Net loss allocable to common shareowners                                   $      (8,649)        $      (6,389)
                                                                           =============         =============

Net loss                                                                   $      (4,499)        $      (2,239)
Other Comprehensive Income (Note 2):
   Cumulative effect of change in accounting principle                              (779)
   Unrealized loss on interest rate instruments                                   (1,089)
   Reclassification adjustment for losses recognized in net income                    99
                                                                           -------------         -------------
Comprehensive loss                                                         $      (6,268)        $      (2,239)
                                                                           =============         =============

Basic and diluted earnings per common share (Note 9):
   Loss before extraordinary items and cumulative
     effect of change in accounting principle                              $        (.07)        $        (.01)
                                                                           =============         =============
   Net loss                                                                $        (.17)        $        (.12)
                                                                           =============         =============

Cash dividends declared per common share                                   $         .25         $        .245
                                                                           =============         =============

Weighted average number of common shares outstanding                          50,402,465            53,229,918
                                                                           =============         =============

                                  See notes to consolidated financial statements.

                                               TAUBMAN CENTERS, INC.

                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                                  (in thousands)

                                                                             Three Months Ended March  31
                                                                            -----------------------------
                                                                                 2001                2000
                                                                                 ----                ----
Cash Flows from Operating Activities:
   Income before extraordinary items, cumulative effect of
     change in accounting principle, and minority and
    preferred interests                                                    $      13,736         $      16,827
   Adjustments to reconcile income before
    extraordinary items, cumulative effect of change
    in accounting principle, minority and preferred interests to net cash provided by operating activities:
      Depreciation and amortization                                               17,218                14,155
      Provision for losses on accounts receivable                                     33                   909
      Other                                                                          596                   892
      Gains on sales of land                                                      (1,260)               (4,318)
      Increase (decrease) in cash attributable to changes
       in assets and liabilities:
        Receivables, deferred charges and other assets                               988                (8,631)
        Accounts payable and other liabilities                                   (19,235)               (9,799)
                                                                           -------------         -------------
Net Cash Provided By Operating Activities                                  $      12,076         $      10,035
                                                                           -------------         -------------

Cash Flows from Investing Activities:
   Additions to properties                                                 $     (52,429)        $     (24,034)
   Proceeds from sales of land                                                     1,743                 5,181
   Investment in equity securities                                                (1,313)
   Contributions to Unconsolidated Joint Ventures                                   (458)                 (393)
   Advance to Unconsolidated Joint Venture                                       (10,025)
   Distributions from Unconsolidated Joint Ventures
     in excess of income before extraordinary items
     and cumulative effect of change in accounting
     principle                                                                     5,689                 3,579
                                                                           -------------         -------------
Net Cash Used in Investing Activities                                      $     (56,793)        $     (15,667)
                                                                           -------------         -------------

 Cash Flows from Financing Activities:
   Debt proceeds                                                           $      70,059         $      68,650
   Debt payments                                                                    (546)
   Repurchases of common stock                                                   (11,037)               (6,076)
   Distributions to minority and preferred interests                              (7,998)               (9,778)
   Issuance of stock pursuant to Continuing Offer                                     22
   Cash dividends to common shareowners                                          (12,783)              (13,054)
   Cash dividends to Series A preferred shareowners                                                     (4,150)
                                                                           -------------         -------------
Net Cash Provided By Financing Activities                                  $      37,717         $      35,592
                                                                           -------------         -------------

Net Increase (Decrease) In Cash                                            $      (7,000)        $      29,960

Cash and Cash Equivalents at Beginning of Period                                  18,842                20,557
                                                                           -------------         -------------
Cash and Cash Equivalents at End of Period                                 $      11,842         $      50,517
                                                                           =============         =============

                                  See notes to consolidated financial statements.

                                                TAUBMAN CENTERS, INC.
                                      Notes to Consolidated Financial Statements
                                          Three months ended March 31, 2001

Note 1 - Interim Financial Statements

   Taubman  Centers,  Inc. (the Company or TCO), a real estate  investment  trust, or REIT, is the managing general partner of The Taubman  Realty  Group  Limited  Partnership  (the  Operating  Partnership  or TRG).  The  Operating
Partnership  is  an  operating  subsidiary  that  engages  in  the  ownership,  management,  leasing,  acquisition,
development,   and  expansion  of  regional  retail  shopping   centers  and  interests   therein.   The  Operating
Partnership's  portfolio as of March 31, 2001  includes 17 urban and  suburban  shopping  centers in seven  states.
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

   At March 31, 2001, the Operating  Partnership's  equity included three classes of preferred equity (Series A, C, and D) and  the  net  equity  of the  partnership  unitholders.  Net  income  and  distributions  of the  Operating
Partnership are allocable first to the preferred  equity  interests,  and the remaining  amounts to the general and limited  partners  in the  Operating  Partnership  in  accordance  with their  percentage  ownership.  The Series A
Preferred  Equity is owned by the Company and is eliminated in  consolidation.  The Series C and Series D Preferred
Equity are owned by institutional  investors and have a fixed 9% coupon rate, no stated maturity,  sinking fund, or mandatory redemption requirements.

   Because the net equity of the  partnership  unitholders  is less than zero,  the interest of the  noncontrolling unitholders  is presented as a zero  balance in the balance  sheet as of March 31, 2001 and December 31, 2000.  The income  allocated to the  noncontrolling  unitholders is equal to their share of  distributions.  The net equity of the Operating  Partnership is less than zero because of accumulated  distributions  in excess of net income and not as a result of operating  losses.  Distributions to partners are usually greater than net income because net income includes non-cash charges for depreciation and amortization.

   The Company's  ownership in the Operating  Partnership at March 31, 2001  consisted of a 61.3% managing  general partnership  interest,  as well as the  Series  A  Preferred  Equity  interest.  The  Company's  average  ownership percentage  in the  Operating  Partnership  for the three months ended March 31, 2001 and 2000 was 61.5% and 62.8%, respectively.  During the three months ended March 31, 2001, the Company's  ownership in the Operating  Partnership decreased  to 61.3% due to the  ongoing  share  buyback  and unit  redemption  program  (Note 8). At March 31,  the
Operating  Partnership  had  81,843,338  units of  partnership  interest  outstanding,  of which the Company  owned
50,008,272.  Included  in the  total  units  outstanding  are  261,088  units  issued in  connection  with the 2000 acquisition of Lord Associates that currently do not receive allocations of income or distributions.

   The unaudited interim financial  statements should be read in conjunction with the audited financial  statements and related  notes  included in the Company's  Annual Report on Form 10-K for the year ended  December 31, 2000. In the opinion of management,  all adjustments  (consisting only of normal recurring adjustments) necessary for a fair presentation  of the financial  statements for the interim  periods have been made. The results of interim  periods are not necessarily indicative of the results for a full year.

   Certain prior year amounts have been reclassified to conform to 2001 classifications.

                                                TAUBMAN CENTERS, INC.
                               Notes to Consolidated Financial Statements - (Continued)

Note 2 - Change in Accounting Principle

   Effective  January 1, 2001, the Company adopted SFAS 133, which establishes  accounting and reporting  standards for derivative  instruments.  All  derivatives,  whether  designated in hedging  relationships or not, are required to be recorded on the balance  sheet at fair value.  If the  derivative  is  designated  as a cash flow hedge,  the effective  portions  of changes in the fair value of the  derivative  are  recorded in other  comprehensive  income
(OCI) and are recognized in the income  statement when the hedged item affects  earnings.  Ineffective  portions of changes in the fair value of cash flow hedges are  recognized in the Company's  earnings as interest  expense.  The
Company uses derivative  instruments  primarily to manage exposure to interest rate risks inherent in variable rate debt and  refinancings.  The  Company  routinely  uses cap,  swap,  and  treasury  lock  agreements  to meet  these objectives.  For interest  rate cap  instruments  designated  as cash flow  hedges,  changes in the time value were excluded from the assessment of hedge effectiveness.  The swap agreement on the Dolphin construction  facility does not qualify for hedge  accounting  although  its use is  consistent  with the  Company's  overall  risk  management objectives.  As a result,  the  Company  recognizes  its share of losses and income  related to this  agreement  in earnings as the value of the agreement changes.

   The  initial  adoption  of SFAS 133  resulted  in a reduction  to income of  approximately  $8.4  million as the cumulative  effect of a change in  accounting  principle  and a reduction  to OCI of $0.8  million.  These  amounts represent the  transition  adjustments  necessary to mark the Company's  share of interest rate  agreements to fair value as of January  1,  2001.  During the three  months  ended  March 31,  2001,  in  addition  to the  transition adjustments,  the Company  recognized as a reduction of earnings its share of unrealized losses of $1.8 million due to the decline in interest  rates and the resulting  decrease in value of the Company's  interest rate  agreements.
Of this amount,  approximately  $1.5 million  represents the change in value of the Dolphin swap agreement and $0.3 million  represents  the change in time value of cap  instruments.  The Company also  recognized a reduction in OCI of approximately  $1.0 million,  representing  unrealized losses on instruments  hedging a refinancing  expected to occur during the second half of the year.

   Of the net  derivative  losses of $1.8 million  included in  Accumulated  OCI as of March 31, 2001,  the Company
expects that  approximately  $0.5 million will be  reclassified  into earnings during the next twelve months as the related  interest  expense is accrued.  Hedge  ineffectiveness,  determined  in  accordance  with SFAS 133,  had no impact on earnings for the three  months ended March 31, 2001.  No hedges were  derecognized  or  discontinued  for the three months ended March 31, 2001.

Note 3 - Tax Elections

   In connection  with the Tax Relief  Extension Act of 1999,  the Company made Taxable REIT  Subsidiary  elections for all of its  corporate  subsidiaries.  The  elections,  effective  for  January 1, 2001,  were made  pursuant to section  856(I) of the Internal  Revenue Code.  The Company's  Taxable REIT  Subsidiaries  are subject to corporate level income taxes which will be provided for in the Company's financial statements.

    Deferred tax assets and liabilities  reflect the impact of temporary  differences between the amounts of assets and  liabilities for financial  reporting  purposes and the bases of such assets and liabilities as measured by tax laws.  Deferred tax assets are reduced,  if necessary,  by a valuation allowance to the amount where realization is more likely than not after  considering  all available  evidence.  The Company's  temporary  differences  primarily relate to  deferred  compensation,  depreciation  and  deferred  income.  During the three  months  ended March 31,
2001,  utilization  of a deferred tax asset reduced the company's  federal  income tax expense to zero. As of March
31, 2001, the Company had a net deferred tax asset of $3.3 million, after a valuation allowance of $6.2 million.

                                               TAUBMAN CENTERS, INC.
                               Notes to Consolidated Financial Statements - (Continued)

Note 4 - Investments in Unconsolidated Joint Ventures

     Following are the Company's  investments in Unconsolidated  Joint Ventures.  The Operating  Partnership is the
managing general partner or managing member in these Unconsolidated  Joint Ventures,  except for those denoted with a (*).

                                                                                            Ownership as of
         Unconsolidated Joint Venture               Shopping Center                         March 31, 2001
        ------------------------------              ----------------                       ----------------

        Arizona Mills, L.L.C. *                     Arizona Mills                                37%
        Dolphin Mall Associates                     Dolphin Mall                                 50
           Limited Partnership
        Fairfax Company of Virginia L.L.C.          Fair Oaks                                    50
        Forbes Taubman Orlando L.L.C. *             The Mall at Millenia                         50
                                                     (under construction)
        Rich-Taubman Associates                     Stamford Town Center                         50
        Tampa Westshore Associates                  International Plaza                          26
            Limited Partnership                     (under construction)
        Taubman-Cherry Creek
            Limited Partnership                     Cherry Creek                                 50
        West Farms Associates                       Westfarms                                    79
        Woodland                                    Woodland                                     50

   In March 2001, Dolphin Mall, a 1.4 million square foot value regional center, opened in Miami, Florida.

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

   Combined  balance  sheet and  results  of  operations  information  are  presented  in the  following  table (in thousands) for all Unconsolidated Joint Ventures,  followed by the Operating  Partnership's  beneficial interest in the  combined  information.  Beneficial  interest is  calculated  based on the  Operating  Partnership's  ownership interest in each of the  Unconsolidated  Joint  Ventures.  The accounts of Lakeside  and Twelve Oaks,  formerly 50%
Unconsolidated  Joint  Ventures,  are included in the operations for the three months ended March 31, 2000.  Twelve
Oaks is now 100% owned by the Operating Partnership and is a consolidated entity.

                                               TAUBMAN CENTERS, INC.
                               Notes to Consolidated Financial Statements - (continued)

                                                                               March 31            December 31
                                                                               --------            -----------
                                                                                 2001                 2000
                                                                                 ----                 ----
Assets:
  Properties                                                               $   1,198,009         $   1,073,818
  Accumulated depreciation and amortization                                     (194,409)             (189,644)
                                                                           -------------         -------------
                                                                               1,003,600         $     884,174
  Other assets                                                                    63,855                60,807
                                                                           -------------         -------------
                                                                           $   1,067,455         $     944,981
                                                                           =============         =============
Liabilities and partners' accumulated deficiency in assets:
  Debt                                                                     $   1,039,125         $     950,847
  Other liabilities                                                               99,123                49,069
  TRG's accumulated deficiency in assets                                         (44,850)              (36,570)
  Unconsolidated Joint Venture Partners'
    accumulated deficiency in assets                                             (25,943)              (18,365)
                                                                           -------------         -------------
                                                                           $   1,067,455         $     944,981
                                                                           =============         =============

TRG's accumulated deficiency in assets (above)                             $     (44,850)        $     (36,570)
TRG basis adjustments, including elimination of intercompany profit               19,462                17,266
TCO's additional basis                                                           127,563               128,322
                                                                           -------------         -------------
Investment in Unconsolidated Joint Ventures                                $     102,175         $     109,018
                                                                           =============         =============

                                                                                     Three Months Ended
                                                                                         March 31
                                                                               ---------------------------

                                                                                2001                  2000
                                                                                ----                  ----

Revenues                                                                   $      54,055         $      62,179
                                                                           -------------         -------------
Recoverable and other operating expenses                                   $      18,460         $      22,242
Interest expense                                                                  18,590                16,850
Depreciation and amortization                                                      9,132                 8,173
                                                                           -------------         -------------
Total operating costs                                                      $      46,182         $      47,265
                                                                           -------------         -------------
Income before extraordinary items                                          $       7,873         $      14,914
Extraordinary items                                                                                     18,576
Cumulative effect of change in accounting principle                                3,304
                                                                           -------------         -------------
Net income (loss)                                                          $       4,569         $      (3,662)
                                                                           =============         =============

Net income (loss) allocable to TRG                                         $       2,394         $      (1,566)
Cumulative effect of change in accounting principle allocable to TRG               1,612
Extraordinary items allocable to TRG                                                                     9,288
Realized intercompany profit                                                       1,609                 2,017
Depreciation of TCO's additional basis                                              (759)               (1,144)
                                                                           -------------         -------------
Equity in income before extraordinary items
  and cumulative effect of change in accounting
  principle of Unconsolidated Joint Ventures                               $       4,856         $       8,595
                                                                           =============         =============

Beneficial interest in Unconsolidated
  Joint Ventures' operations:
    Revenues less recoverable and other
      operating expenses                                                   $      20,052         $      22,893
    Interest expense                                                              (9,816)               (9,038)
    Depreciation and amortization                                                 (5,380)               (5,260)
                                                                           -------------         -------------
    Income before extraordinary items and cumulative effect
      of change in accounting principle                                    $       4,856         $       8,595
                                                                           =============         =============

                                                TAUBMAN CENTERS, INC.
                               Notes to Consolidated Financial Statements - (continued)

Note 5 - Beneficial Interest in Debt and Interest Expense

   The Operating  Partnership's  beneficial interest in the debt, capital lease obligations,  capitalized interest, and interest expense of its consolidated  subsidiaries and its  Unconsolidated  Joint Ventures is summarized in the following table. The Operating  Partnership's  beneficial interest in consolidated  subsidiaries  excludes debt and interest  relating to the 15% minority  interest in Great Lakes Crossing and the 30% minority interest in MacArthur
Center.

                                                    At 100%                            At Beneficial Interest
                                       ---------------------------------- --------------------------------------------------
                                                        Unconsolidated                      Unconsolidated
                                        Consolidated         Joint         Consolidated         Joint
                                        Subsidiaries       Ventures        Subsidiaries        Ventures          Total
                                       --------------- ------------------ --------------- ------------------ ---------------

Debt as of:
   March 31, 2001                         1,243,487          1,039,125       1,174,628            516,039       1,690,667
   December 31, 2000                      1,173,973            950,847       1,105,008            483,683       1,588,691

Capital Lease Obligations:
   March 31, 2001                             1,273                488           1,217                323           1,540
   December 31, 2000                          1,581                630           1,522                416           1,938

Capitalized Interest
   Three months ended March 31, 2001          8,177              5,105           8,177              2,132          10,309
   Three months ended March 31, 2000          4,596              1,802           4,596                818           5,414

Interest expense:
   Three months ended March 31, 2001         15,191             18,590          13,872              9,816          23,688
   Three months ended March 31, 2000         13,166             16,850          11,972              9,038          21,010

Note 6 - Incentive Option Plan

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
The Operating  Partnership's  units issued in connection with the incentive option plan are exchangeable for shares of the Company's  common stock under the  Continuing  Offer (Note 7). There were options for 1,975 units  exercised during the three  months  ended  March 31,  2001 at an  average  exercise  price of $11.14 per unit.  There were no options  granted or  cancelled  during the three months  ended March 31,  2001.  As of March 31,  2001,  there were vested  options for 6.8 million units with a weighted  exercise  price of $11.26 per unit and  outstanding  options
(including  unvested  options) for a total of 7.6 million units with a weighted  average  exercise  price of $11.35 per unit.

Note 7 - Commitments and Contingencies

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

                                               TAUBMAN CENTERS, INC.
                               Notes to Consolidated Financial Statements - (continued)

   Based on a market value at March 31, 2001 of $12.05 per common share,  the  aggregate  value of interests in the
Operating  Partnership that may be tendered under the Cash Tender Agreement was approximately  $290.8 million.  The purchase  of these  interests  at March 31,  2001 would have  resulted  in the  Company  owning an  additional  30%
interest in the Operating Partnership.

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

   Shares of common stock that were  acquired by GMPT in  connection  with the IPO may be sold through a registered offering.  Pursuant to a  registration  rights  agreement  with the  Company,  the owners of these  shares have the annual  right to cause the Company to register and publicly  sell their shares of common stock  (provided  that the shares have an aggregate  value of at least $50 million and subject to certain  other  restrictions).  All expenses of such a  registration  are to be  borne  by the  Company,  other  than  the  underwriting  discounts  or  selling commissions, which will be borne by the exercising party.

   The Company is currently involved in certain  litigation arising in the ordinary course of business.  Management believes that this litigation will not have a material adverse effect on the Company's financial statements.

Note 8 - Common Stock Repurchases

   In March 2000,  the Company's  Board of Directors  authorized the purchase of up to $50 million of the Company's common stock in the open market.  The stock may be purchased from time to time as market  conditions  warrant.  For each share of the Company's stock  repurchased,  an equal number of the Company's  Operating  Partnership units are redeemed.  As  of  March  31,  2001,  the  Company  had  purchased  and  the  Operating  Partnership  had  redeemed approximately  3.3 million  shares and units for  approximately  $36.9  million.  Approximately  $120  thousand was accrued at March 31, 2001 for the repurchase of ten thousand shares that settled in April 2001.

Note 9 - Earnings Per Share

   Basic  earnings per common share are  calculated by dividing  earnings  available to common  shareowners  by the average  number of common  shares  outstanding  during each  period.  For diluted  earnings per common  share,  the
Company's  ownership  interest in the Operating  Partnership  (and  therefore  earnings) are adjusted  assuming the exercise of all options for units of partnership interest under the Operating  Partnership's  incentive option plan having  exercise  prices less than the average market value of the units using the treasury  stock method.  For the three months ended March 31, 2001 and 2000,  options for 1.9 million and 2.0 million units of partnership  interest with average  exercise price of $12.45 and $12.46 per unit were excluded from the  computation of diluted  earnings per unit because the exercise prices were greater than the average market price for the period calculated.

                                                TAUBMAN CENTERS, INC.
                               Notes to Consolidated Financial Statements - (continued)

                                                                                     Three Months
                                                                                     Ended March 31
                                                                          ------------------------------------
                                                                                2001                  2000
                                                                                ----                  ----
                                                                              (in thousands, except share data)
Loss before extraordinary items and cumulative effect
  of change in accounting principle allocable to common
  shareowners (Numerator):
   Net loss allocable to common shareowners                                $      (8,649)        $      (6,389)
   Common shareowners' share of cumulative effect of
     change in accounting principle                                                4,924
   Common shareowners' share of extraordinary items                                                      5,836
                                                                           -------------         -------------
   Basic loss before extraordinary items and cumulative
     effect of change in accounting principle                              $      (3,725)        $        (553)
   Effect of dilutive options                                                        (32)                  (38)
                                                                           -------------         -------------
   Diluted loss before extraordinary items and cumulative
     effect of change in accounting principle                              $      (3,757)        $        (591)
                                                                           =============         =============

Shares (Denominator) - basic and diluted                                      50,402,465            53,229,918
                                                                           =============         =============

Loss before extraordinary items and
  cumulative effect of change in accounting principle
  per common share - basic and diluted                                     $       (0.07)        $       (0.01)
                                                                           =============         =============

Extraordinary items per common share - basic and diluted                                         $       (0.11)
                                                                                                 =============

Cumulative effect of change in accounting
   principle per common share - basic and diluted                          $       (0.10)
                                                                           =============

Note 10 - Cash Flow Disclosures and Noncash Investing and Financing Activities

   Interest on mortgage  notes and other loans paid during the three months  ended March 31, 2001 and 2000,  net of amounts  capitalized  of $8.2 million and $4.6 million,  was $14.1  million and $11.5  million,  respectively.  The following  non-cash  investing and financing  activities  occurred during the three months ended March 31, 2001 and
2000:

                                                                               Three Months ended March 31
                                                                               ---------------------------
                                                                                2001                  2000
                                                                                ----                  ----

Non-cash additions to properties                                           $   10,011            $    6,092
Partnership units released                                                        878
Accrual of preferred dividends and distributions                                6,400
Unrealized loss on interest rate instruments included in
   Other Comprehensive Income                                                   1,769
Adjustment of interest rate instruments -
   Cumulative effect of change in accounting principle                          8,404

Note 11 - Subsequent Event

   In May 2001,  the Company  closed on a $168 million  construction  loan for The Mall at Wellington  Green.  This loan  bears  interest  at LIBOR  plus 1.85% and has an initial  term of three  years  with two  one-year  extension options.  The  interest  on $70  million of the loan is capped at 7.00% plus  credit  spread  and the  interest  on another  $70  million  is  capped at 7.25%  plus  credit  spread.  The  Operating  Partnership  guarantees  100% of principal  and  interest;  the amounts  guaranteed  will be reduced as certain  center  performance  and  valuation criteria are met.

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

   The following table summarizes certain quarterly operating data for 2000 and the first quarter of 2001.

                             1st             2nd            3rd             4th                            1st
                           Quarter         Quarter        Quarter         Quarter         Total          Quarter
                             2000           2000            2000           2000           2000             2001
                        --------------- -------------- --------------- -------------- -------------- -----------------
                                                                 (in thousands)
  Mall tenant sales          $589,996        $628,999       $602,417        $895,783     $2,717,195       $570,223
  Revenues                    132,331         130,923        127,034         142,318        532,606        132,903
  Occupancy:
       Average                 88.8%           88.1%          88.8%           90.3%          89.1%          87.0% (1)
       Ending                  88.5%           88.1%          89.2%           90.5%          90.5%          85.1% (1)
  Leased space                 91.4%           90.5%          91.7%           93.8%          93.8%          90.8% (1)

(1)      Excluding  Dolphin Mall,  which opened in March 2001,  average  occupancy,  ending  occupancy,  and leased space would have been 88.1%, 88.4%, and 92.4%, respectively.

    Because the  seasonality of sales  contrasts with the generally  fixed nature of minimum rents and  recoveries, mall tenant occupancy costs (the sum of minimum rents,  percentage rents and expense recoveries)  relative to sales are  considerably  higher in the first three  quarters than they are in the fourth  quarter.  The  following  table summarizes occupancy costs,  excluding utilities,  for mall tenants as a percentage of sales for 2000 and the first quarter of 2001:

                                          1st         2nd         3rd         4th                     1st
                                        Quarter     Quarter     Quarter     Quarter      Total      Quarter
                                         2000         2000        2000        2000        2000        2001
                                      ------------ ----------- ----------- ----------- ----------- ---------

  Minimum rents                           11.3%        10.6%       10.6%        7.2%        9.7%       11.2%
  Percentage rents                          0.3         0.1         0.1         0.6         0.3         0.3
  Expense recoveries                       4.8          4.7         4.7         3.7         4.4         5.0
                                         -----        -----       -----       -----       -----       -----
  Mall tenant occupancy costs             16.4%        15.4%       15.4%       11.5%       14.4%       16.5%
                                          ====         ====        ====        ====        ====        ====

Rental Rates

    Annualized  average  base rent per square foot for all mall  tenants at the 16 centers  owned  and  open for at least two years was  $40.46 for the three  months  ended  March 31,  2001, compared  to $39.93 for the three months ended March 31, 2000.  As leases have expired in the shopping  centers, the Company has generally been able to rent the  available  space,  either to the existing  tenant or a new tenant, at rental rates that are  higher than those of the expired leases.  In  periods  of  increasing  sales,  rents  on new  leases  will  tend  to rise as tenants'
expectations  of future growth become more  optimistic.  In periods of slower growth or declining  sales,  rents on
new  leases  will  grow  more  slowly  or  will  decline  for   the   opposite  reason.  However,  center  revenues
nevertheless  increase as older leases roll over or are  terminated  early and replaced with new leases  negotiated at current rental rates that are usually higher than the average rates for existing leases.

Results of Operations

Significant Debt, Equity, and Other Transactions

   The following  represent  significant debt,  equity,  and other  transactions which affect the operating results described under Comparison of Three Months Ended March 31, 2001 to the Three Months Ended March 31, 2000.

   In March  2001,  Dolphin  Mall,  a 1.4 million  square foot value  regional  center,  opened in Miami,  Florida.
Dolphin  Mall is a 50% owned  Unconsolidated  Joint  Venture  and is  accounted  for under the equity  method.  The
Company currently  estimates an unleveraged  return of approximately 9% in 2001 on its share of the project cost of approximately  $145  million.  The returns  for 2002 and 2003 are  expected  to be  approximately  10.5% and 11.0%, respectively.

   In October 2000, a $146 million  refinancing  of Arizona Mills was  completed.  The proceeds were primarily used to  repay  the  existing  $142.2  million  mortgage  and to  fund  transaction  costs.  The  Operating  Partnership recognized its $0.2 million share of an  extraordinary  charge,  consisting of the write-off of deferred  financing costs. Also in October 2000,  MacArthur Center completed a $145 million secured  financing.  The proceeds were used to repay the  existing  $120  million  construction  loan and  transaction  costs.  The  remaining  net proceeds of approximately  $23.9 million were  distributed to the Operating  Partnership,  which used the  distribution  to pay down its line of credit.

   In August  2000,  the  Company  completed  a  transaction  to  acquire  an  additional  ownership  in one of its
Unconsolidated Joint Ventures.  Under the terms of the agreement,  the Operating  Partnership became the 100% owner of Twelve Oaks and the joint venture partner became the 100% owner of Lakeside.  Both properties  remained  subject to the  existing  mortgage  debt.  The  transaction  resulted  in a net  payment  to the joint  venture  partner of approximately  $25.5 million in cash. The results of Twelve Oaks have been  consolidated  in the Company's  results subsequent to the  acquisition  date (prior to that date,  Twelve Oaks was accounted for under the equity method as an  Unconsolidated  Joint  Venture).  A gain of $85.3  million on the  transaction  was  recognized  by the Company representing  its share of the  excess of the fair  value  over the net book  basis of the  Company's  interest  in
Lakeside, adjusted for the $25.5 million paid and transaction costs.

   In January 2000, the $76 million  refinancing  of Stamford Town Center was completed.  The proceeds were used to repay the $54 million  participating  mortgage,  the $18.3 million  prepayment  premium,  and accrued  interest and transaction costs. The Operating  Partnership  recognized its $9.3 million share of an extraordinary  charge, which consisted primarily of a prepayment premium.

New Accounting Pronouncement

   Effective  January 1, 2001, the Company adopted SFAS 133, which establishes  accounting and reporting  standards for derivative  instruments.  All  derivatives,  whether  designated in hedging  relationships or not, are required to be recorded on the balance  sheet at fair value.  If the  derivative  is  designated  as a cash flow hedge,  the effective  portions  of changes in the fair value of the  derivative  are  recorded in other  comprehensive  income
(OCI) and are recognized in the income  statement when the hedged item affects  earnings.  Ineffective  portions of changes in the fair value of cash flow hedges are  recognized in the Company's  earnings as interest  expense.  The
Company uses derivative  instruments  primarily to manage exposure to interest rate risks inherent in variable rate debt and  refinancings.  The  Company  routinely  uses cap,  swap,  and  treasury  lock  agreements  to meet  these objectives.  For interest  rate cap  instruments  designated  as cash flow  hedges,  changes in the time value were excluded from the assessment of hedge effectiveness.  The swap agreement on the Dolphin construction  facility does not qualify for hedge  accounting  although  its use is  consistent  with the  Company's  overall  risk  management objectives.  As a result,  the  Company  recognizes  its share of losses and income  related to this  agreement  in earnings as the value of the agreement changes.

   The  initial  adoption  of SFAS 133  resulted  in a reduction  to income of  approximately  $8.4  million as the cumulative  effect of a change in  accounting  principle  and a reduction  to OCI of $0.8  million.  These  amounts represent the  transition  adjustments  necessary to mark the Company's  share of interest rate  agreements to fair value as of January  1,  2001.  During the three  months  ended  March 31,  2001,  in  addition  to the  transition adjustments,  the Company  recognized as a reduction of earnings its share of unrealized losses of $1.8 million due to the decline in interest  rates and the resulting  decrease in value of the Company's  interest rate  agreements.
Of this amount,  approximately  $1.5 million  represents the change in value of the Dolphin swap agreement and $0.3 million  represents  the change in time value of cap  instruments.  The Company also  recognized a reduction in OCI of approximately  $1.0 million,  representing  unrealized losses on instruments  hedging a refinancing  expected to occur during the second half of the year.

   Of the net  derivative  losses of $1.8 million  included in  Accumulated  OCI as of March 31, 2001,  the Company
expects that  approximately  $0.5 million will be  reclassified  into earnings during the next twelve months as the related  interest  expense is accrued.  Hedge  ineffectiveness,  determined  in  accordance  with SFAS 133,  had no impact on earnings for the three  months ended March 31, 2001.  No hedges were  derecognized  or  discontinued  for the three months ended March 31, 2001.

Comparable Center Operations

   The  performance  of the  Company's  portfolio  can be  measured  through  comparisons  of  comparable  centers'
operations.  During the three months ended March 31, 2001,  revenues  (excluding  land sales) less operating  costs
(operating  and  recoverable   expenses)  of  those  centers  owned  and  open  for  the  entire  period  increased approximately  five percent in comparison  to the same  centers'  results in the  comparable  period of 2000.  This growth  was  primarily  due to  increases  in  minimum  rents,  revenue  from the  JCDecaux  program,  and  expense reductions.  The  Company  expects  that  comparable  center  operations  will  increase  annually  by two to three percent.  This is a  forward-looking  statement and certain  significant  factors could cause the actual results to differ materially; refer to the General Risks of the Company in the Company's latest filing on Form 10-K.

Presentation of Operating Results

   The following tables contain the combined  operating  results of the Company's  Consolidated  Businesses and the
Unconsolidated  Joint Ventures.  Income allocated to the noncontrolling  partners of the Operating  Partnership and preferred  interests is deducted to arrive at the results  allocable to the Company's common  shareowners.  Because the net  equity of the  Operating  Partnership  is less than  zero,  the  income  allocated  to the  noncontrolling partners  is equal to their share of  distributions.  The net equity of these  minority  partners is less than zero due to accumulated  distributions  in excess of net income and not as a result of operating  losses.  Distributions to partners are usually greater than net income because net income includes  non-cash  charges for depreciation and amortization.  Also,  losses allocable to minority partners in certain  consolidated  joint ventures are added back to  arrive at the net  results  of the  Company.  The  Company's  average  ownership  percentage  of the  Operating
Partnership  was  61.5%  and 62.8% in the 2001 and 2000  periods,  respectively.  The  results  of Twelve  Oaks are included  in  the  Consolidated  Businesses  in  2001,  while  both  Twelve  Oaks  and  Lakeside  are  included  as
Unconsolidated Joint Ventures for 2000.

Comparison of the Three Months Ended March 31, 2001 to the Three Months Ended March 31, 2000

   The following table sets forth  operating  results for the three months ended March 31, 2001 and March 31, 2000, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

---------------------------------------------------------------------------------------------------------------------------------------
                                               Three months ended March 31, 2001              Three months ended March 31, 2000
---------------------------------------------------------------------------------------------------------------------------------------
                                                        UNCONSOLIDATED                                  UNCONSOLIDATED
                                         CONSOLIDATED       JOINT                       CONSOLIDATED        JOINT
                                          BUSINESSES       VENTURES(1)          TOTAL    BUSINESSES(2)     VENTURES(1)        TOTAL
---------------------------------------------------------------------------------------------------------------------------------------
                                                                    (in millions of dollars)

REVENUES:
  Minimum rents                                40.7            32.8             73.5           35.1           39.3             74.4
  Percentage rents                              1.2             0.6              1.7            1.0            0.9              1.8
  Expense recoveries                           24.2            16.3             40.5           20.2           20.7             40.9
  Management, leasing and development           6.4                              6.4            6.2                             6.2
  Other                                         6.4             4.4             10.8            7.7            1.3              9.0
                                              -----           -----            -----          -----          -----          -------
Total revenues                                 78.8            54.1            132.9           70.2           62.2            132.3

OPERATING COSTS:
  Recoverable expenses                         20.5            13.8             34.2           17.2           16.7             33.9
  Other operating                               8.0             3.4             11.4            6.9            3.9             10.8
  Management, leasing and development           4.3                              4.3            5.2                             5.2
  General and administrative                    4.8                              4.8            4.9                             4.9
  Interest expense                             15.2            18.6             33.8           13.2           16.9             30.1
  Depreciation and amortization (3)            17.2             8.8             26.1           13.5            7.8             21.3
                                              -----           -----            -----           ----          -----           ------
Total operating costs                          70.0            44.6            114.6           60.9           45.3            106.2
Net results of Memorial City (2)                                                               (1.1)                           (1.1)
                                           --------        --------         --------           ----        -------             ----
                                                8.9             9.4             18.3            8.2           16.9             25.1
                                                                ===             ====                          ====             ====

Equity in income of
Unconsolidated Joint Ventures (3) (4)           4.9                                             8.6
                                               ----                                            ----
Income before extraordinary items,
  cumulative effect of change in
  accounting principle, and minority
  and preferred interests                      13.7                                            16.8
Extraordinary items                                                                            (9.3)
Cumulative effect of change in
  accounting principle                         (8.4)
TRG preferred distributions                    (2.3)                                           (2.3)
Minority share of consolidated
  joint ventures                                0.4
Minority share of income of TRG                (0.5)                                           (1.2)
Distributions in excess of minority
  share of income                              (7.5)                                           (6.3)
                                               ----                                            ----
Net loss                                       (4.5)                                           (2.2)
Series A preferred dividends                   (4.2)                                           (4.2)
                                               ----                                            ----
Net loss allocable to common
  shareowners                                  (8.6)                                           (6.4)
                                               =====                                           =====

SUPPLEMENTAL INFORMATION (5):
  EBITDA - 100%                                41.3            36.9             78.1           35.6           41.6             77.1
  EBITDA - outside partners' share             (1.8)          (16.8)           (18.6)          (2.3)         (18.7)           (21.0)
                                               -----          ------           ------         ------         ------           ------
  EBITDA contribution                          39.4            20.1             59.5           33.3           22.9             56.2
  Beneficial Interest Expense                 (13.9)           (9.8)           (23.7)         (12.0)          (9.0)           (21.0)
  Non-real estate depreciation                 (0.7)                            (0.7)          (0.7)                           (0.7)
  Preferred dividends and distributions        (6.4)                            (6.4)          (6.4)                           (6.4)
                                              ------       --------            ------         ------       -------            ------
  Funds from Operations contribution           18.5            10.2             28.7           14.2           13.9             28.0
                                               ====            ====             ====           ====           ====             ====

(1)  With the exception of the Supplemental  Information,  amounts represent 100% of the  Unconsolidated  Joint Ventures.  Amounts
     are net of intercompany profits.
(2)  The results of operations of Memorial  City are  presented  net in this table.  The Operating  Partnership ceased to lease and manage Memorial City on April 30, 2000.
(3)  Amortization of the Company's  additional basis in the Operating  Partnership included in equity in income of  Unconsolidated
     Joint Ventures was $0.8 million and $1.1 million in 2001 and 2000,  respectively.  Also,  amortization of the additional basis included  in  depreciation  and  amortization  was $1.1  million  and $0.9  million in 2001 and 2000, respectively.
(4)  Equity in income of Unconsolidated Joint  Ventures  is before  the  cumulative  effect of the  change in accounting  principle incurred  in connection  with  the Company's adoption  of SFAS  133. The  Company's share of the Unconsolidated Joint Ventures'
     cumulative effect was approximately $1.6 million.
(5)  EBITDA  represents  earnings before interest and depreciation and amortization. Funds from Operations is defined and discussed in Liquidity and Capital Resources.
(6)  Amounts in the table may not add due to rounding.

Consolidated Businesses
-----------------------

   Total revenues for the three months ended March 31, 2001 were $78.8  million,  an $8.6 million or 12.3% increase over the  comparable  period in 2000.  Minimum  rents  increased  $5.6 million of which $5.2 million was due to the inclusion of Twelve Oaks.  Minimum rents also  increased due to tenant  rollovers and new sources of rental income, including  temporary tenants and advertising space  arrangements.  Expense  recoveries  increased  primarily due to
Twelve Oaks. Other revenue  decreased  primarily due to a decrease in gains on sales of peripheral land,  partially offset by an increase in lease cancellation revenue.

   Total operating costs were $70.0 million,  a $9.1 million or 14.9% increase over the comparable  period in 2000.
Recoverable  expenses  increased  primarily due to Twelve Oaks. Other operating expense increased  primarily due to an increase in the charge to operations for costs of pre-development  activities,  offset by a decrease in bad debt expense.  Interest  expense  increased  primarily due to debt assumed and incurred  relating to Twelve Oaks and the stock  repurchases.  Depreciation  expense  increased  due to Twelve Oaks and a change in the  depreciable  life of certain assets.

Unconsolidated Joint Ventures
-----------------------------

   Total revenues for the three months ended March 31, 2001 were $54.1  million,  an $8.1 million or 13.0% decrease from the  comparable  period of 2000.  Rents and  recoveries  decreased  primarily due to Lakeside and Twelve Oaks.
Other revenue increased primarily due to an increase in lease cancellation revenue.

   Total  operating  costs  decreased by $0.7  million to $44.6  million for the three months ended March 31, 2001.
Recoverable  expenses decreased  primarily due to Lakeside and Twelve Oaks. Interest expense increased because of a decrease in  capitalized  interest upon opening of Dolphin Mall, as well as changes in the value of Dolphin  Mall's interest  rate  agreements.  Depreciation  expense  increased due to the opening of Dolphin Mall and to a change in the depreciable life of certain assets.

   As a result of the foregoing,  income before  extraordinary item of the Unconsolidated  Joint Ventures decreased by $7.5  million or 44.4% to $9.4  million.  The  Company's  equity in income  before  extraordinary  items and the cumulative effect of the change in accounting  principle of the  Unconsolidated  Joint Ventures was $4.9 million, a
43.0% decrease from the comparable period in 2000.

Net Income
----------

   As a result of the foregoing,  the Company's income before extraordinary  items,  cumulative effect of change in accounting  principle,  and minority and preferred  interests  decreased $3.1 million or 18.5% to $13.7 million for the three months ended March 31, 2001.  During  2001, a cumulative  effect of a change in  accounting  principle of
$8.4 million was recognized in connection with the Company's  adoption of SFAS 133.  During 2000, an  extraordinary charge of $9.3  million was  recognized  related to the  refinancing  of the debt on Stamford  Town  Center.  After allocation  of income to  preferred  interests,  the net loss  allocable  to common  shareowners  for 2001 was $8.6 million compared to $6.4 million in 2000.

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

   As of March 31, 2001, the Company had a consolidated  cash balance of $11.8 million.  Additionally,  the Company has a secured $200  million line of credit.  This line had $118.0  million of  borrowings  as of March 31, 2001 and expires in  September  2001.  The  Company  also has  available a second  secured  bank line of credit of up to $40 million.  The line had $17.4 million of borrowings as of March 31, 2001 and expires in August 2001.

Debt and Equity Transactions

    Discussion of significant  debt and equity  transactions  that affected  operations is contained in the Results of Operations.  In addition to the items described  therein,  the Company  continued to repurchase its common stock in the open market.  As of March 31, 2001,  the Company had purchased 3.3 million  shares for  approximately  $36.9 million.

Summary of Investing Activities

   Net cash used in investing  activities  was $56.8 million in 2001  compared to $15.7 million in 2000.  Cash used in investing  activities was impacted by the timing of capital  expenditures,  with additions to properties in 2001 and 2000 for the  construction  of The Mall at  Wellington  Green  and The  Shops at  Willow  Bend as well as other development  activities  and other capital items (see Capital  Spending  below).  Proceeds from sales of peripheral land were $1.7 million,  a decrease of $3.4 million from 2000. During 2001, an advance to an  Unconsolidated  Joint
Venture of $10.0 million was made in order to fund  construction of Dolphin Mall.  Contributions to  Unconsolidated
Joint  Ventures  were  $0.5  million  in 2001  and  $0.4  million  in  2000,  primarily  representing  funding  for construction  activities.  An additional $1.3 million was invested in  MerchantWired  in 2001.  Distributions  from
Unconsolidated Joint Ventures were primarily consistent with 2000.

Summary of Financing Activities

   Financing  activities  contributed  cash of $37.7 million,  a decrease of $2.1 million from the $35.6 million in
2000.  Stock  repurchases  of $11.0 million were made in connection  with the ongoing stock  repurchase  program in
2001,  an increase of $5.0  million  from 2000.  Due to the timing of the 2001 end of the  quarter,  the  Company's first quarter 2001 preferred dividends and distributions were not paid until April 2001.

Beneficial Interest in Debt

    At  March  31,  2001,  the  Operating  Partnership's  debt  and  its  beneficial  interest  in the  debt of its
Consolidated and  Unconsolidated  Joint Ventures totaled $1,690.6 million.  As shown in the following table,  there was no unhedged  floating rate debt at March 31, 2001.  Interest  rates shown do not include  amortization  of debt issuance  costs and interest rate hedging  costs.  Debt issuance costs and interest rate hedging costs are reported as  interest  expense in the  results of  operations.  Amortization  of debt  issuance  costs  added 0.39% to TRG's effective  interest  rate in the  first  quarter.  Included  in  beneficial  interest  in debt is debt used to fund development  and expansion  costs.  Beneficial  interest in assets on which interest is being  capitalized  totaled
$526.3 million as of March 31, 2001.  Beneficial  interest in capitalized  interest was $10.3 million for the three months ended March 31, 2001.

                                                                    Beneficial Interest in Debt
                                                     -------------------------------------------------------------
                                                        Amount     Interest     LIBOR      Frequency       LIBOR
                                                     (in millions   Rate at      Cap        of Rate         at
                                                      of dollars)   3/31/01     Rate         Resets       3/31/01
                                                      -----------   -------    ------       -------       -------
Total beneficial interest in fixed rate debt            $945.2       7.57% (1)

Floating rate debt hedged via interest rate caps:

     Through October 2001                                 50.0       5.61       8.55%        Monthly        5.08%
     Through March 2002                                  100.0       6.25(1)     7.25        Monthly        5.08
     Through March 2002                                  144.5       6.79        7.25        Monthly        5.08
     Through July 2002                                    43.4       6.23        6.50        Monthly        5.08
     Through August 2002                                  38.0       5.96        8.20        Monthly        5.08
     Through September 2002                              100.0(2)    8.14(3)     7.00        Monthly        5.08
     Through October 2002                                 26.5       6.93(1)     7.10        Monthly        5.08
     Through November 2002                                60.4(4)    6.31(1)     8.75        Monthly        5.08
     Through May 2003                                     98.0(5)    7.14        7.15        Monthly        5.08
     Through September 2003                               63.0(6)    6.25(1)     7.00        Monthly        5.08
     Through September 2003                               21.6(6)    6.25(1)     7.25        Monthly        5.08
                                                    ----------

Total beneficial interest in debt                     $1,690.6       7.18(1)
                                                      ========

(1)   Denotes weighted average interest rate.
(2)   This  construction debt at a 50% owned unconsolidated joint  venture is swapped at a rate if 6.14% when LIBOR is below 6.7%.
(3)   Rate reflects impact of interest rate swap.
(4)   This construction debt at a 50% owned unconsolidated joint venture is hedged with an $80.2 million cap.
(5)   The notional amount on the cap, which hedges a construction facility, accretes $7 million a month until it reaches $147 million.
(6)   The notional  amount on the cap, which hedges a construction  facility on a 90% owned  consolidated  joint venture, accretes
      $6 million a month until it reaches $70 million.

Subsequent Event

   In May 2001,  the Company  closed on a $168 million  construction  loan for The Mall at Wellington  Green.  This loan  bears  interest  at LIBOR  plus 1.85% and has an initial  term of three  years  with two  one-year  extension options.  The  interest  on $70  million of the loan is capped at 7.00% plus  credit  spread  and the  interest  on another  $70  million  is  capped at 7.25%  plus  credit  spread.  The  Operating  Partnership  guarantees  100% of principal  and  interest;  the amounts  guaranteed  will be reduced as certain  center  performance  and  valuation criteria are met.

Sensitivity Analysis

   The Company has exposure to interest rate risk on its debt obligations and interest rate  instruments.  Based on the  Operating  Partnership's  beneficial  interest in debt and  interest  rates in effect at March 31, 2001, a one percent  increase  or decrease in interest  rates on floating  rate debt would  decrease or increase  cash flows by approximately  $6.5 million and, due to the effect of capitalized  interest,  annual earnings by approximately $4.1 million.  Based on the Company's  consolidated  debt and interest  rates in effect at March 31, 2001, a one percent increase in interest  rates would  decrease  the fair value of debt by  approximately  $40.9  million,  while a one percent decrease in interest rates would increase the fair value of debt by approximately $44.0 million.

Covenants and Commitments

   Certain loan agreements  contain various  restrictive  covenants,  including  limitations on net worth,  minimum debt service and fixed charges coverage ratios, a maximum payout ratio on  distributions,  and a minimum debt yield ratio, the latter being the most restrictive.  The Company is in compliance with all of such covenants.

   Payments  of  principal  and  interest  on the loans in the  following  table are  guaranteed  by the  Operating
Partnership  as of March 31, 2001.  All of the loan  agreements  provide for a reduction of the amounts  guaranteed as certain center performance and valuation criteria are met.

                                                      TRG's           Amount of
                                                   beneficial       loan balance      % of loan
                                                   interest in       guaranteed        balance        % of interest
                               Loan balance       loan balance         by TRG        guaranteed        guaranteed
Center                         as of 3/31/01      as of 3/31/01     as of 3/31/01      by TRG            by TRG
------                         -------------      -------------     -------------      ------            ------
                                         (in millions of dollars)
Dolphin Mall                        157.9             79.0              79.0               50%             100%
Great Lakes Crossing                170.0            144.5             170.0              100%             100%
International Plaza                  96.2             25.5              96.2              100%(1)          100% (1)
The Mall at Millenia                  8.7              4.4               4.4               50%              50%
The Mall at Wellington Green          0                0                 0                100%             100%
The Shops at Willow Bend            123.6            123.6             123.6              100%             100%

(1)  The new investor in the  International  Plaza venture has  indemnified  the Operating  Partnership  to the extent of approximately 25% of the amounts guaranteed.

   In addition,  the Operating  Partnership  guarantees the $100 million  facility secured by an interest in Twelve
Oaks that was obtained in August 2000.

Funds from Operations

   A principal factor that the Company  considers in determining  dividends to shareowners is Funds from Operations
(FFO),  which is  defined as income  before  extraordinary  items,  cumulative  effects  of  changes in  accounting principles,  real  estate  depreciation  and  amortization,  and the  allocation  to the  minority  interest in the
Operating  Partnership,  less  preferred  dividends  and  distributions.   Gains  on  dispositions  of  depreciated
operating properties are excluded from FFO.

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

Reconciliation of Net Income to Funds from Operations
-----------------------------------------------------

                                                           Three Months Ended                Three Months Ended
                                                              March 31, 2001                   March  31, 2000
                                                         ---------------------              --------------------
                                                                         (in millions of dollars)
Income before extraordinary items, cumulative
   effect of change in accounting principle, and
   minority and preferred interests (1) (2)                         13.7                           16.8
Depreciation and amortization (3)                                   17.2                           14.2
Share of Unconsolidated Joint Ventures'
   depreciation and amortization (4)                                 5.4                            5.3

Non-real estate depreciation                                        (0.7)                          (0.7)

Minority interest share of depreciation                             (0.5)                          (1.1)
Preferred dividends and distributions                               (6.4)                          (6.4)
                                                                    ----                           ----

Funds from Operations - Operating Partnership                       28.7                           28.0
                                                                    ====                           ====

Funds from Operations allocable to TCO                              17.6                           17.6
                                                                    ====                           ====

(1)  Includes  gains on  peripheral  land sales of $1.3  million and $3.8  million for the three  months  ended
     March 31, 2001 and March 31, 2000, respectively.
(2)  Includes net  non-cash  straightline  adjustments  to minimum rent revenue and ground rent expense of $0.1 million and $(0.2) million for the three months ended March 31, 2001 and March 31, 2000, respectively.
(3)  Includes  $0.6  million of mall tenant  allowance  amortization  for both the three months ended March 31,
     2001 and March 31, 2000.
(4)  Includes $0.4 million and $0.3 million of mall tenant  allowance  amortization  for the three months ended
     March 31, 2001 and March 31, 2000, respectively.
(5)  Amounts in this table may not add due to rounding.

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

   On March 8, 2001,  the Company  declared a quarterly  dividend of $0.25 per common share  payable April 20, 2001 to shareowners  of record on April 2, 2001.  The Board of Directors also declared a quarterly  dividend of $0.51875 per share on the Company's 8.3% Series A Preferred  Stock for the quarterly  dividend  period ended March 31, 2001, which was paid on April 2, 2001 to shareowners of record on March 23, 2001.

   The tax status of total 2001 common  dividends  declared and to be declared,  assuming  continuation  of a $0.25 per common share quarterly  dividend,  is estimated to be approximately  30% return of capital,  and  approximately
70% of  ordinary  income.  The tax  status  of total  2001  dividends  to be paid on  Series A  Preferred  Stock is estimated to be 100% ordinary income.  These are  forward-looking  statements and certain significant factors could cause the actual results to differ materially,  including:  1) the amount of dividends declared;  2) changes in the
Company's  share of  anticipated  taxable  income of the  Operating  Partnership  due to the actual  results of the
Operating  Partnership;  3) changes in the number of the Company's  outstanding shares; 4) property acquisitions or dispositions;  5) financing  transactions,  including  refinancing of existing debt; and 6) changes in the Internal
Revenue Code or its application.

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

                                                                     2001
                                            ------------------------------------------------------------------
                                                                                     Beneficial Interest in
                                                                Unconsolidated       Consolidated Businesses
                                             Consolidated            Joint             and Unconsolidated
                                              Businesses         Ventures (1)         Joint Ventures (1)(2)
                                            ------------------------------------------------------------------
                                                            (in millions of dollars)

Development, renovation, and expansion          194.2 (3)            305.8 (4)                313.5
Mall tenant allowances                            9.5                  6.4                     12.4
Pre-construction development and other           15.5                  0.5                     15.7
                                                -----                -----                    -----
Total                                           219.2                312.7                    341.6
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

   The Company expects returns on The Mall at Willow Bend,  International  Plaza,  and The Mall at Wellington Green
to average  under 10% for the four months on average that these centers will be open in 2001.  The Company's  share of costs for the three centers is projected to be  approximately  $525 million during these four months.  For 2002, the Company  expects  returns to average above 10.5% on  approximately  $550 million of costs and in 2003,  expects returns of 11%.  These returns  exclude land sale gains upon which interest  expense  savings on the gains will add approximately 0.25% to the projects' returns, based on interest savings due to the reduction of debt.

   The Operating  Partnership has entered into a 50%-owned joint venture to develop The Mall at Millenia  currently under  construction in Orlando,  Florida.  This project is expected to cost  approximately $200 million and open in
October 2002.  The Mall at Millenia will be anchored by Bloomingdale's, Macy's, and Neiman Marcus.

   Substantially  all of the project equity for the projects  currently under  construction has been funded through the Operating  Partnership's  preferred equity offerings,  contributions  from the new joint venture partner in the
International  Plaza project,  and borrowings  under the Company's  lines of credit.  The Company has completed the construction  financings for all of these projects.

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

   Based on a market value at March 31, 2001 of $12.05 per common share,  the  aggregate  value of interests in the
Operating  Partnership that may be tendered under the Cash Tender  Agreement was  approximately  $291 million.  The purchase  of these  interests  at March 31,  2001 would have  resulted  in the  Company  owning an  additional  30%
interest in the Operating Partnership.

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

                                                       PART II

                                                  OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

a)       Exhibits

                   12      --   Statement Re:  Computation of Taubman  Centers,  Inc. Ratio of Earnings to Combined
                                Fixed Charges and Preferred Dividends and Distributions.

                   99      --   Debt Maturity Schedule

               b)  Current Reports on Form 8-K.

                   None

                                                     SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                       TAUBMAN CENTERS, INC.

Date:        May 14, 2001                                              By:  /s/ Lisa A. Payne
                                                                            -------------------------------------
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

                99       -- Debt Maturity Schedule