Form 10-Q
period 2001-06-30
TAUBMAN CENTERS INC
filed 2001-08-13
CIK 890319

                                         SECURITIES AND EXCHANGE COMMISSION
                                               Washington, D.C. 20549

                                                      Form 10-Q

                                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                       OF THE SECURITIES EXCHANGE ACT OF 1934

                                        For the Quarter Ended: June 30, 2001
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

         As of August 10, 2001,  there were  outstanding  51,021,138  shares of the  Company's  common  stock,  par value $0.01 per share.

                                           PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

The following  consolidated  financial  statements of Taubman Centers,  Inc. (the Company) are provided pursuant to the requirements of this item.

Consolidated Balance Sheet as of June 30, 2001 and December 31, 2000......................................  2
Consolidated Statement of Operations and Comprehensive Income for the three months ended
   June 30, 2001 and 2000.................................................................................  3
Consolidated Statement of Operations and Comprehensive Income for the six months ended

                                               TAUBMAN CENTERS, INC.

                                            CONSOLIDATED BALANCE SHEET
                                         (in thousands, except share data)

                                                                                June 30            December 31
                                                                                -------            -----------
                                                                                 2001                 2000
                                                                                 ----                 ----
Assets:
   Properties                                                              $   2,060,041         $   1,959,128
   Accumulated depreciation and amortization                                    (310,120)             (285,406)
                                                                           -------------         -------------
                                                                           $   1,749,921         $   1,673,722
   Investment in Unconsolidated Joint Ventures (Note 4)                          131,681               109,018
   Cash and cash equivalents                                                      24,188                18,842
   Accounts and notes receivable, less allowance
     for doubtful accounts of $4,525 and $3,796 in
     2001 and 2000                                                                31,095                32,155
   Accounts and notes receivable from related parties (Note 10)                   15,524                10,454
   Deferred charges and other assets                                              50,540                63,372
                                                                           -------------         -------------
                                                                           $   2,002,949         $   1,907,563
                                                                           =============         =============
Liabilities:
   Notes payable                                                           $   1,316,161         $   1,173,973
   Accounts payable and accrued liabilities                                      113,579               131,161
   Dividends payable                                                              16,838                12,784
                                                                           -------------         -------------
                                                                           $   1,446,578         $   1,317,918

Commitments and Contingencies (Note 7)

Series C and D Preferred Equity of TRG (Note 1)                            $      97,275         $      97,275

Partners' Equity of TRG Allocable to Minority Partners (Note 1)

Shareowners' Equity:
   Series A Cumulative Redeemable Preferred Stock,
      $0.01 par value, 8,000,000 shares authorized,
      $200 million liquidation preference,
      8,000,000 shares issued and outstanding at
      June 30, 2001 and December 31, 2000                                  $          80         $          80
   Series B Non-Participating Convertible Preferred Stock,
      $0.001 par and liquidation value, 40,000,000 shares
      authorized and 31,835,066 shares issued and
      outstanding at June 30, 2001 and December 31, 2000                              32                    32
   Series C Cumulative Redeemable Preferred Stock,
      $0.01 par value, 1,000,000 shares authorized, $75 million
      liquidation preference, none issued
   Series D Cumulative Redeemable Preferred Stock,
      $0.01 par value, 250,000 shares authorized, $25 million
      liquidation preference, none issued
   Common Stock, $0.01 par value, 250,000,000 shares
      authorized,  50,750,551  and  50,984,397 issued and
      outstanding at June 30, 2001 and December 31,
      2000 (Note 8)                                                                  508                   510
   Additional paid-in capital                                                    674,529               676,544
   Accumulated other comprehensive income (Note 2)                                 1,020
   Dividends in excess of net income                                            (217,073)             (184,796)
                                                                           -------------         -------------
                                                                           $     459,096         $     492,370
                                                                           -------------         -------------
                                                                           $   2,002,949         $   1,907,563
                                                                           =============         =============

                                  See notes to consolidated financial statements.

                                               TAUBMAN CENTERS, INC.

                           CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                                         (in thousands, except share data)

                                                                                Three Months Ended June 30
                                                                                --------------------------
                                                                                2001                  2000
                                                                                ----                  ----

Income:
   Minimum rents                                                           $      40,309         $      35,434
   Percentage rents                                                                  934                   815
   Expense recoveries                                                             26,303                22,141
   Revenues from management, leasing and
     development services                                                          6,086                 6,377
   Other                                                                           9,957                 5,631
                                                                           -------------         -------------
                                                                           $      83,589         $      70,398
                                                                           -------------         -------------
Operating Expenses:
   Recoverable expenses                                                    $      22,840         $      19,455
   Other operating                                                                10,063                 7,112
   Management, leasing and development services                                    5,089                 4,877
   General and administrative                                                      4,862                 4,441
   Interest expense                                                               14,972                13,659
   Depreciation and amortization                                                  15,255                14,053
                                                                           -------------         -------------
                                                                           $      73,081         $      63,597
                                                                           -------------         -------------
Income before equity in income of Unconsolidated
   Joint Ventures and minority and preferred interests                     $      10,508         $       6,801
Equity in income of  Unconsolidated Joint Ventures (Note 4)                        5,215                 7,728
                                                                           -------------         -------------
Income before minority and preferred interests                             $      15,723         $      14,529
Minority interest in consolidated joint ventures                                     181
Minority interest in TRG:
   TRG income allocable to minority partners                                      (4,406)               (3,825)
   Distributions in excess of earnings allocable to
    minority partners                                                             (3,488)               (3,704)
TRG Series C and D preferred distributions (Note 1)                               (2,250)               (2,250)
                                                                           -------------         -------------
Net income                                                                 $       5,760         $       4,750
Series A preferred dividends                                                      (4,150)               (4,150)
                                                                           -------------         -------------
Net income allocable to common shareowners                                 $       1,610         $         600
                                                                           =============         =============

Net income                                                                 $       5,760         $       4,750
Other Comprehensive Income (Note 2):
   Unrealized gain on interest rate instruments                                    2,683
   Reclassification adjustment for losses recognized in net income                   106
                                                                           -------------         -------------
Comprehensive income                                                       $       8,549         $       4,750
                                                                           =============         =============

Basic and diluted net income per common share (Note 9)                     $        0.03         $        0.01
                                                                           =============         =============

Cash dividends declared per common share                                   $         .25         $        .245
                                                                           =============         =============

Weighted average number of common shares outstanding                          50,181,946            52,622,546
                                                                           =============         =============

                                  See notes to consolidated financial statements.

                                               TAUBMAN CENTERS, INC.

                           CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                                         (in thousands, except share data)

                                                                                 Six Months Ended June 30
                                                                                 ------------------------
                                                                                2001                  2000
                                                                                ----                  ----

Income:
   Minimum rents                                                           $      80,983         $      72,422
   Percentage rents                                                                2,092                 1,772
   Expense recoveries                                                             50,529                43,062
   Revenues from management, leasing and
     development services                                                         12,457                12,566
   Other                                                                          16,376                13,349
                                                                           -------------         -------------
                                                                           $     162,437         $     143,171
                                                                           -------------         -------------
Operating Expenses:
   Recoverable expenses                                                    $      43,302         $      37,784
   Other operating                                                                18,064                15,926
   Management, leasing and development services                                    9,430                10,065
   General and administrative                                                      9,617                 9,330
   Interest expense                                                               30,163                26,825
   Depreciation and amortization                                                  32,473                28,208
                                                                           -------------         -------------
                                                                           $     143,049         $     128,138
                                                                           -------------         -------------
Income before equity in income of Unconsolidated
   Joint Ventures, extraordinary items, cumulative effect
   of change in accounting principle and minority and
   preferred interests                                                     $      19,388         $      15,033
Equity in income before extraordinary items and cumulative
   effect of change in accounting principle of
   Unconsolidated Joint Ventures (Note 4)                                         10,071                16,323
                                                                           -------------         -------------
Income before extraordinary items, cumulative effect of
   change in accounting principle, and minority and
   preferred interests                                                     $      29,459         $      31,356
Extraordinary items                                                                                     (9,288)
Cumulative effect of change in accounting principle (Note 2)                      (8,404)
Minority interest in consolidated joint ventures                                     598
Minority interest in TRG:
   TRG income allocable to minority partners                                      (4,889)               (5,024)
   Distributions in excess of earnings allocable to
    minority partners                                                            (11,003)              (10,033)
TRG Series C and D preferred distributions (Note 1)                               (4,500)               (4,500)
                                                                           -------------         -------------
Net income                                                                 $       1,261         $       2,511
Series A preferred dividends                                                      (8,300)               (8,300)
                                                                           -------------         -------------
Net loss allocable to common shareowners                                   $      (7,039)        $      (5,789)
                                                                           =============         =============

Net income                                                                 $       1,261         $       2,511
Other Comprehensive Income (Note 2):
   Cumulative effect of change in accounting principle                              (779)
   Unrealized gain on interest rate instruments                                    1,594
   Reclassification adjustment for losses recognized in net income                   205
                                                                           -------------         -------------
Comprehensive income                                                       $       2,281         $       2,511
                                                                           =============         =============

Basic and diluted earnings per common share (Note 9):
   Income (loss) before extraordinary items and cumulative
     effect of change in accounting principle                              $       (0.04)        $        0.00
                                                                           =============         =============
   Net loss                                                                $       (0.14)        $       (0.11)
                                                                           =============         =============

Cash dividends declared per common share                                   $         .50         $         .49
                                                                           =============         =============

Weighted average number of common shares outstanding                          50,291,596            52,925,868
                                                                           =============         =============

                                  See notes to consolidated financial statements.

                                              TAUBMAN CENTERS, INC.

                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                                  (in thousands)

                                                                                  Six Months Ended June 30
                                                                                 -------------------------
                                                                                 2001                2000
                                                                                 ----                ----
Cash Flows from Operating Activities:
   Income before extraordinary items, cumulative effect of
     change in accounting principle, and minority and
    preferred interests                                                    $      29,459         $      31,356
   Adjustments to reconcile income before
    extraordinary items, cumulative effect of change
    in accounting principle, minority and preferred interests to net cash provided by operating activities:
      Depreciation and amortization                                               32,473                28,208
      Provision for losses on accounts receivable                                  1,208                 1,913
      Other                                                                        1,379                 2,064
      Gains on sales of land                                                      (2,749)               (4,482)
      Increase (decrease) in cash attributable to changes
       in assets and liabilities:
        Receivables, deferred charges and other assets                              (164)               (9,627)
        Accounts payable and other liabilities                                   (12,245)                3,897
                                                                           -------------         -------------
Net Cash Provided By Operating Activities                                  $      49,361         $      53,329
                                                                           -------------         -------------

Cash Flows from Investing Activities:
   Additions to properties                                                 $    (112,575)        $     (76,182)
   Proceeds from sales of land                                                     3,490                 5,390
   Investment in equity securities                                                (2,890)               (1,944)
   Contributions to Unconsolidated Joint Ventures                                (28,679)               (2,816)
   Distributions from Unconsolidated Joint Ventures
     in excess of income before extraordinary items
     and cumulative effect of change in accounting
     principle                                                                     8,182                 3,831
                                                                           -------------         -------------
Net Cash Used in Investing Activities                                      $    (132,472)        $     (71,721)
                                                                           -------------         -------------

 Cash Flows from Financing Activities:
   Debt proceeds                                                           $     143,597         $      88,387
   Debt payments                                                                  (1,409)
   Debt issuance costs                                                            (3,210)               (5,397)
   Repurchases of common stock                                                   (11,159)               (7,461)
   Distributions to minority and preferred interests                             (18,142)              (19,557)
   Issuance of stock pursuant to Continuing Offer                                  8,264
   Cash dividends to common shareowners                                          (25,334)              (25,977)
   Cash dividends to Series A preferred shareowners                               (4,150)               (8,300)
                                                                           -------------         -------------
Net Cash Provided By Financing Activities                                  $      88,457         $      21,695
                                                                           -------------         -------------

Net Increase in Cash and Cash Equivalents                                  $       5,346         $       3,303

Cash and Cash Equivalents at Beginning of Period                                  18,842                20,557
                                                                           -------------         -------------

Cash and Cash Equivalents at End of Period                                 $      24,188         $      23,860
                                                                           =============         =============

                                  See notes to consolidated financial statements.

                                                TAUBMAN CENTERS, INC.
                                      Notes to Consolidated Financial Statements
                                           Three months ended June 30, 2001

Note 1 - Interim Financial Statements

   Taubman  Centers,  Inc. (the Company or TCO), a real estate  investment  trust, or REIT, is the managing general partner of The Taubman  Realty  Group  Limited  Partnership  (the  Operating  Partnership  or TRG).  The  Operating
Partnership  is  an  operating  subsidiary  that  engages  in  the  ownership,  management,  leasing,  acquisition,
development,   and  expansion  of  regional  retail  shopping   centers  and  interests   therein.   The  Operating
Partnership's  portfolio as of June 30, 2001 includes 17 urban and suburban  shopping  centers in seven states.  An additional  center  opened in Plano,  Texas in  August  2001 and three  other  centers  are under  construction  in
Florida.

   The  consolidated  financial  statements  of the Company  include all  accounts of the  Company,  the  Operating
Partnership and its  consolidated  subsidiaries;  all intercompany  balances have been  eliminated.  Investments in entities not unilaterally  controlled by ownership or contractual  obligation  (Unconsolidated  Joint Ventures) are accounted for under the equity method.

   At June 30, 2001, the Operating  Partnership's  equity included three classes of preferred  equity (Series A, C, and D) and  the  net  equity  of the  partnership  unitholders.  Net  income  and  distributions  of the  Operating
Partnership are allocable first to the preferred  equity  interests,  and the remaining  amounts to the general and limited  partners  in the  Operating  Partnership  in  accordance  with their  percentage  ownership.  The Series A
Preferred  Equity is owned by the Company and is eliminated in  consolidation.  The Series C and Series D Preferred
Equity are owned by institutional  investors and have a fixed 9% coupon rate, no stated maturity,  sinking fund, or mandatory redemption requirements.

   Because the net equity of the  partnership  unitholders  is less than zero,  the interest of the  noncontrolling unitholders  is  presented as a zero  balance in the balance  sheet as of June 30, 2001 and December 31, 2000.  The income  allocated to the  noncontrolling  unitholders is equal to their share of  distributions.  The net equity of the Operating  Partnership is less than zero because of accumulated  distributions  in excess of net income and not as a result of operating  losses.  Distributions to partners are usually greater than net income because net income includes non-cash charges for depreciation and amortization.

   The Company's  ownership in the Operating  Partnership at June 30, 2001  consisted of a 61.6%  managing  general partnership  interest,  as well as the  Series  A  Preferred  Equity  interest.  The  Company's  average  ownership percentage  in the  Operating  Partnership  for the three  months ended June 30, 2001 and 2000 was 61.4% and 62.6%, respectively.  During the six months ended June 30, 2001,  the  Company's  ownership in the  Operating  Partnership decreased to 61.6% due to the ongoing  share buyback and unit  redemption  program  (Note 8),  partially  offset by additional  interests  acquired  in  connection  with the  Continuing  Offer  (Note 7). At June 30,  the  Operating
Partnership  had  82,585,617  units of partnership  interest  outstanding,  of which the Company owned  50,750,551.
Included in the total units  outstanding are 261,088 units issued in connection  with the 1999  acquisition of Lord
Associates that currently do not receive allocations of income or distributions.

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

   The initial  adoption of SFAS 133 on January 1, 2001  resulted in a reduction  to income of  approximately  $8.4 million as the  cumulative  effect of a change in  accounting  principle  and a reduction  to OCI of $0.8  million.
These  amounts  represent  the  transition  adjustments  necessary  to mark the  Company's  share of interest  rate agreements  to fair  value as of  January  1,  2001.  During  the three and six  months  ended  June 30,  2001,  in addition to the transition  adjustments,  the Company recognized as a reduction of earnings its share of unrealized losses of $0.7  million and $2.5  million,  respectively,  due to the decline in interest  rates and the  resulting decrease in value of the Company's  interest rate  agreements.  Of these  amounts,  approximately  $0.6 million and
$2.1  million  represent  the changes in value of the Dolphin  swap  agreement  and $0.1  million and $0.4  million represent the changes in time value of cap  instruments,  respectively.  The Company also  recognized  increases in
OCI of  approximately  $2.7 million and $1.6  million for the three and six months  ended June 30, 2001,  primarily representing  net unrealized  gains on instruments  hedging a refinancing  expected to occur during the second half of the year.

   Of the net  unrealized  gains of $1.0  million  included in  Accumulated  OCI as of June 30,  2001,  the Company
expects that  approximately  $0.3 million will be  reclassified  into earnings during the next twelve months as the related  interest  expense is accrued.  Hedge  ineffectiveness,  determined  in  accordance  with SFAS 133,  had no impact on earnings for the three or six months ended June 30, 2001.  No hedges were  derecognized  or  discontinued
for the three or six months ended June 30, 2001.

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

    Deferred tax assets and liabilities  reflect the impact of temporary  differences between the amounts of assets and  liabilities for financial  reporting  purposes and the bases of such assets and liabilities as measured by tax laws.  Deferred tax assets are reduced,  if necessary,  by a valuation allowance to the amount where realization is more likely than not after  considering  all available  evidence.  The Company's  temporary  differences  primarily relate to deferred  compensation,  depreciation  and  deferred  income.  During the three and six months ended June
30, 2001,  utilization  of a deferred tax asset reduced the Company's  federal  income tax expense to $0.1 million.
As of June 30,  2001,  the Company had a net  deferred tax asset of $3.3  million,  after a valuation  allowance of
$6.7 million.

Note 4 - Investments in Unconsolidated Joint Ventures

     Following are the Company's  investments in Unconsolidated  Joint Ventures.  The Operating  Partnership is the
managing general partner or managing member in these Unconsolidated  Joint Ventures,  except for those denoted with a (*).

                                                                                            Ownership as of
         Unconsolidated Joint Venture               Shopping Center                          June 30, 2001
        ------------------------------              ----------------                        ---------------

        Arizona Mills, L.L.C. *                     Arizona Mills                                37%
        Dolphin Mall Associates                     Dolphin Mall                                 50
           Limited Partnership
        Fairfax Company of Virginia L.L.C.          Fair Oaks                                    50
        Forbes Taubman Orlando L.L.C. *             The Mall at Millenia                         50
                                                     (under construction)
        Rich-Taubman Associates                     Stamford Town Center                         50
        Tampa Westshore Associates                  International Plaza                          26
            Limited Partnership                     (under construction)
        Taubman-Cherry Creek
            Limited Partnership                     Cherry Creek                                 50
        West Farms Associates                       Westfarms                                    79
        Woodland                                    Woodland                                     50

   In March  2001,  Dolphin  Mall,  a 1.4 million  square foot value  regional  center,  opened in Miami,  Florida.
Through  April  2001,  the  Operating  Partnership  advanced  $15.7  million to  Dolphin  Mall  Associates  Limited
Partnership to fund construction  costs. In April 2001, the Operating  Partnership  contributed its note receivable plus accrued  interest to this  Unconsolidated  Joint  Venture in exchange for a preferred  interest in the center.
As of June 30, 2001, the Operating  Partnership  has a preferred  investment in Dolphin Mall of $16.0  million,  on which an annual preferential return of 16.0% will accrue.

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
Unconsolidated  Joint  Ventures,  are included in the  operations for the three and six months ended June 30, 2000.
Twelve Oaks is now 100% owned by the Operating Partnership and is a consolidated entity.

                                                                                June 30            December 31
                                                                                -------            -----------
                                                                                 2001                 2000
                                                                                 ----                 ----
Assets:
  Properties                                                               $   1,252,010         $   1,073,818
  Accumulated depreciation and amortization                                     (201,940)             (189,644)
                                                                           -------------         -------------
                                                                           $   1,050,070         $     884,174
  Other assets                                                                    69,867                60,807
                                                                           -------------         -------------
                                                                           $   1,119,937         $     944,981
                                                                           =============         =============
Liabilities and partners' accumulated deficiency in assets:
  Debt                                                                     $   1,070,142         $     950,847
  Other liabilities                                                               93,877                49,069
  TRG's accumulated deficiency in assets                                         (15,611)              (36,570)
  Unconsolidated Joint Venture Partners'
    accumulated deficiency in assets                                             (28,471)              (18,365)
                                                                           -------------         -------------
                                                                           $   1,119,937         $     944,981
                                                                           =============         =============

TRG's accumulated deficiency in assets (above)                             $     (15,611)        $     (36,570)
TRG basis adjustments, including elimination of intercompany profit               20,488                17,266
TCO's additional basis                                                           126,804               128,322
                                                                           -------------         -------------
Investment in Unconsolidated Joint Ventures                                $     131,681         $     109,018
                                                                           =============         =============

                                                         Three Months Ended                Six Months Ended
                                                               June 30                          June 30
                                                         -------------------               -----------------

                                                         2001            2000               2001           2000
                                                         ----            ----               ----           ----

Revenues                                             $    54,375      $    61,555       $   108,430     $   123,734
                                                     -----------      -----------       -----------     -----------
Recoverable and other operating expenses             $    19,946      $    21,622       $    38,406     $    43,890
Interest expense                                          17,570           17,069            36,160          33,919
Depreciation and amortization                              8,595            8,168            17,727          16,341
                                                     -----------      -----------       -----------     -----------
Total operating costs                                $    46,111      $    46,859       $    92,293     $    94,150
                                                     -----------      -----------       -----------     -----------
Income before extraordinary items                    $     8,264      $    14,696       $    16,137     $    29,584
Extraordinary items                                                                                          18,576
Cumulative effect of change in accounting
   principle                                                                                  3,304
                                                     -----------      -----------       -----------     -----------
Net income                                           $     8,264      $    14,696       $    12,833     $    11,008
                                                     ===========      ===========       ===========     ===========

Net income allocable to TRG                          $     4,496      $     7,448       $     6,890     $     5,882
Cumulative effect of change in accounting
   principle allocable to TRG                                                                 1,612
Extraordinary item allocable to TRG                                                                           9,288
Realized intercompany profit                               1,478            1,424             3,087           3,441
Depreciation of TCO's additional basis                      (759)          (1,144)           (1,518)         (2,288)
                                                     -----------      -----------       -----------     -----------
Equity in income before extraordinary items
   and cumulative effect of change in
   accounting principle of Unconsolidated
   Joint Ventures                                    $     5,215      $     7,728       $    10,071     $    16,323
                                                     ===========      ===========       ===========     ===========

Beneficial interest in Unconsolidated
  Joint Ventures' operations:
    Revenues less recoverable and other
      operating expenses                             $    19,653      $    22,215       $    39,705     $    45,108
    Interest expense                                      (9,243)          (9,126)          (19,059)        (18,164)
    Depreciation and amortization                         (5,195)          (5,361)          (10,575)        (10,621)
                                                     -----------      -----------       -----------     -----------
    Income before extraordinary items
      and cumulative effect of change in
      accounting principle                           $     5,215      $     7,728       $    10,071     $    16,323
                                                     ===========      ===========       ===========     ===========

Note 5 - Beneficial Interest in Debt and Interest Expense

   In May 2001,  the Company  closed on a $168 million  construction  loan for The Mall at Wellington  Green.  This loan  bears  interest  at LIBOR  plus 1.85% and has an initial  term of three  years  with two  one-year  extension options.  The  interest  on $70  million of the loan is capped at 7.00% plus  credit  spread  and the  interest  on another  $70  million  is  capped at 7.25%  plus  credit  spread.  The  Operating  Partnership  guarantees  100% of principal  and  interest;  the amounts  guaranteed  will be reduced as certain  center  performance  and  valuation criteria are met (Note 7).

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
                                       ---------------------------------- --------------------------------------------------
                                                        Unconsolidated                      Unconsolidated
                                        Consolidated         Joint         Consolidated         Joint
                                        Subsidiaries       Ventures        Subsidiaries        Ventures          Total
                                       --------------- ------------------ --------------- ----------------- ----------------
                                                                    (in thousands of dollars)

Debt as of:
   June 30, 2001                          1,316,161          1,070,142       1,238,849            532,527       1,771,376
   December 31, 2000                      1,173,973            950,847       1,105,008            483,683       1,588,691

Capital Lease Obligations:
   June 30, 2001                                965                342             911                227           1,138
   December 31, 2000                          1,581                630           1,522                416           1,938

Capitalized Interest
   Six months ended June 30, 2001            16,396              9,662          16,300              3,940          20,240
   Six months ended June 30, 2000            10,127              4,607          10,127              2,081          12,208

Interest expense:
   Six months ended June 30, 2001            30,163             36,160          27,597             19,059          46,656
   Six months ended June 30, 2000            26,825             33,919          24,366             18,164          42,530

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
The Operating  Partnership's  units issued in connection with the incentive option plan are exchangeable for shares of the  Company's  common  stock  under the  Continuing  Offer  (Note 7).  There were  options  for  744,454  units exercised  during the six months ended June 30, 2001 at an average  exercise  price of $11.10 per unit.  There were no options  exercised  during  the six  months  ended June 30,  2000.  There were no options  granted or  cancelled during the six months ended June 30,  2001.  There were  options for 250,000  units  granted at $11.25 per unit and no options  cancelled  during the six months ended June 30, 2000.  As of June 30, 2001,  there were vested  options for 6.2  million  units  with a  weighted  average  exercise  price of  $11.31  per unit  and  outstanding  options
(including  unvested  options) for a total of 6.9 million units with a weighted  average  exercise  price of $11.37 per  unit.  Options  for 4.0  million  units  granted  at  $11.14  per unit will  expire  in  November  2002 if not exercised.

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

   Based on a market value at June 30, 2001 of $14.00 per common  share,  the  aggregate  value of interests in the
Operating  Partnership that may be tendered under the Cash Tender Agreement was approximately  $337.8 million.  The purchase of these  interests at June 30, 2001 would have resulted in the Company  owning an additional 29% interest in the Operating Partnership.

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

   Payments  of  principal  and  interest  on the loans in the  following  table are  guaranteed  by the  Operating
Partnership as of June 30, 2001. All of the loan  agreements  provide for a reduction of the amounts  guaranteed as certain center performance and valuation criteria are met.

                                                      TRG's           Amount of
                                                   beneficial       loan balance      % of loan
                                                   interest in       guaranteed        balance        % of interest
                               Loan balance       loan balance         by TRG        guaranteed        guaranteed
Center                         as of 6/30/01      as of 6/30/01     as of 6/30/01      by TRG            by TRG
------                         -------------      -------------     -------------      ------            ------
                                         (in millions of dollars)
Dolphin Mall                        164.6             82.3              82.3               50%             100%
Great Lakes Crossing                169.6            144.2             169.6              100%             100%
International Plaza                 121.4             32.2             121.4              100%(1)          100%(1)
The Mall at Millenia                 22.3             11.2              11.2               50%              50%
The Mall at Wellington Green         86.0             77.4              86.0              100%             100%
The Shops at Willow Bend            153.1            153.1             153.1              100%             100%

(1)      An investor in the  International  Plaza venture has indemnified  the Operating  Partnership to the extent of approximately 25% of the amounts guaranteed.

   In addition,  the Operating  Partnership  guarantees the $100 million  facility secured by an interest in Twelve
Oaks that was obtained in August 2000.  Also, the Operating  Partnership has guaranteed  capital lease  obligations of $3.8 million  relating to its  investment in  MerchantWired,  and has  committed an  additional  $1.5 million in funding for Constellation Real Technologies, LLC.

Note 8 - Common Stock Repurchases

   In March 2000,  the Company's  Board of Directors  authorized the purchase of up to $50 million of the Company's common stock in the open market.  The stock may be purchased from time to time as market  conditions  warrant.  For each share of the Company's stock  repurchased,  an equal number of the Company's  Operating  Partnership units are
redeemed.   As  of  June  30,  2001,  the  Company  had  purchased  and  the  Operating  Partnership  had  redeemed approximately 3.3 million shares and units for approximately $36.9 million.

Note 9 - Earnings Per Share

   Basic  earnings per common share are  calculated by dividing  earnings  available to common  shareowners  by the average  number of common  shares  outstanding  during each  period.  For diluted  earnings per common  share,  the
Company's  ownership  interest in the Operating  Partnership  (and  therefore  earnings) are adjusted  assuming the exercise of all options for units of partnership interest under the Operating  Partnership's  incentive option plan having  exercise  prices less than the average market value of the units using the treasury  stock method.  For the three months ended June 30, 2001 and 2000,  options for 0.3 million and 2.0 million units of  partnership  interest with average  exercise price of $13.56 and $12.46 per unit were excluded from the  computation of diluted  earnings per unit because the exercise  prices were greater  than the average  market price for the period  calculated.  For the six  months  ended June 30,  2001 and 2000,  options  for 1.1  million  and 2.0  million  units of  partnership interest  with average  exercise  price $13.00 and $12.46 per unit were excluded  from the  computation  of diluted earnings per unit because the exercise prices were greater than average market price for the period calculated.

                                                                   Three Months                    Six Months
                                                                   Ended June 30                  Ended June 30
                                                            ---------------------------   ---------------------------
                                                                2001             2000          2001          2000
                                                                ----             ----          ----          ----
                                                                         (in thousands, except share data)
Income (loss) before extraordinary items and cumulative effect of change in accounting principle allocable to common
  shareowners (Numerator):
   Net income (loss) allocable to common shareowners        $     1,610    $       600    $    (7,039)   $     (5,789)
   Common shareowners' share of cumulative effect of
     change in accounting principle                                                             4,924
   Common shareowners' share of extraordinary items                                                             5,823
                                                            -----------    -----------     ----------    ------------
   Basic income (loss) before extraordinary items and
     cumulative effect of change in accounting principle    $     1,610    $       600     $   (2,115)   $         34
   Effect of dilutive options                                       (91)           (34)          (119)            (71)
                                                            -----------    -----------     ----------    ------------
   Diluted income (loss) before extraordinary items and
     cumulative effect of change in accounting principle    $     1,519    $       566     $   (2,234)   $        (37)
                                                            ===========    ===========     ==========    ============

Shares (Denominator) - basic and diluted                     50,181,946     52,622,546     50,291,596      52,925,868
                                                            ===========    ===========     ==========    ============

Income (loss) before extraordinary items and
  cumulative effect of change in accounting principle
  per common share - basic and diluted                      $      0.03    $      0.01     $   (0.04)    $       0.00
                                                            ===========    ===========     =========     ============

Extraordinary items per common share - basic and diluted                                                 $     (0.11)
                                                                                                         ===========

Cumulative effect of change in accounting
   principle per common share - basic and diluted                                          $   (0.10)
                                                                                           =========

Note 10 - Cash Flow Disclosures and Noncash Investing and Financing Activities

   Interest on  mortgage  notes and other  loans paid  during the six months  ended June 30, 2001 and 2000,  net of amounts  capitalized of $16.4 million and $10.1 million,  was $27.9 million and $23.8  million,  respectively.  The following non-cash investing and financing activities occurred during the six months ended June 30, 2001 and 2000:

                                                                                Six Months ended June 30
                                                                                ------------------------
                                                                                2001                  2000
                                                                                ----                  ----

Non-cash additions to properties                                           $    8,473            $    5,357
Non-cash contributions to Unconsolidated Joint Ventures                         3,778                 2,762
Partnership units released                                                        878
Accrual of preferred dividends and distributions                                6,400
Unrealized gain on interest rate instruments included in
   Other Comprehensive Income                                                   1,020
Adjustment of interest rate instruments -
   Cumulative effect of change in accounting principle                          8,404

   In April 2001, the $10 million investment in Swerdlow was converted into a note receivable bearing interest of
12% with a maturity date in December 2001.

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

   The following table summarizes  certain  quarterly  operating data for 2000 and the first and second quarters of
2001.

                            1st           2nd           3rd           4th                            1st              2nd
                          Quarter       Quarter       Quarter       Quarter         Total          Quarter          Quarter
                           2000           2000          2000          2000           2000            2001            2001
                       -------------- ------------- ------------- ------------- --------------- --------------- ----------------
                                                              (in  thousands)

  Mall tenant sales         $589,996       $628,999      $602,417      $895,783    $2,717,195        $570,223        $605,945
  Revenues                   132,331        130,923       127,034       142,318       532,606         132,903         137,964
  Occupancy:
       Average                88.8%          88.1%         88.8%         90.3%         89.1%           87.0% (1)       85.5%(2)
       Ending                 88.5%          88.1%         89.2%         90.5%         90.5%           85.1% (1)       85.6%(2)
  Leased space                91.4%          90.5%         91.7%         93.8%         93.8%           90.8% (1)       90.0%(2)

(1)      Excluding  Dolphin Mall,  which opened in March 2001,  average  occupancy,  ending  occupancy,  and leased space would have been 88.1%, 88.4%, and 92.4%, respectively.
(2)      Excluding  Dolphin Mall,  average  occupancy,  ending  occupancy,  and leased space would have been 87.9%,
          87.7%, and 91.8%, respectively.

    Because the  seasonality of sales  contrasts with the generally  fixed nature of minimum rents and  recoveries, mall tenant occupancy costs (the sum of minimum rents,  percentage rents and expense recoveries)  relative to sales are  considerably  higher in the first three  quarters than they are in the fourth  quarter.  The  following  table summarizes occupancy costs,  excluding utilities,  for mall tenants as a percentage of sales for 2000 and the first and second quarters of 2001:

                                          1st          2nd         3rd         4th                     1st         2nd
                                        Quarter      Quarter     Quarter     Quarter      Total      Quarter     Quarter
                                          2000        2000        2000        2000        2000        2001        2001
                                      ------------ ----------- ----------- ----------- ----------- ----------- ----------

   Minimum rents                          11.3%        10.6%       10.6%        7.2%        9.7%       11.2%       10.5%
   Percentage rents                        0.3          0.1         0.1         0.6         0.3         0.3         0.1%
   Expense recoveries                      4.8          4.7         4.7         3.7         4.4         5.0         5.1%
                                          ----         ----        ----        ----        ----        ----         ----
   Mall tenant occupancy costs            16.4%        15.4%       15.4%       11.5%       14.4%       16.5%       15.7%
                                          ====         ====        ====        ====        ====        ====        =====

Current Operating Trends

    In 2001,  the regional  shopping  center  industry has been affected by the softening of the national  economic cycle.  Economic  pressures  that affect  consumer  confidence,  job growth,  energy  costs,  and income  gains can affect  retail  sales  growth  and  impact  the  Company's  ability  to  lease  vacancies  and  negotiate  rents at advantageous  rates. A number of regional and national  retailers have recently  announced  store closings or filed for  bankruptcy.  During  the  remainder  of 2001,  largely as a result of the  current  economic  conditions,  the
Company  expects that the average  occupancy of its  portfolio  may continue to decline,  tenant  bankruptcies  may exceed  historical  levels,  and tenant  sales  growth may  continue to slow down and/or  reverse.  The impact of a softening  economy on the Company's  current results of operations may be moderated by lease  cancellation  income, which tends to increase in down-cycles of the economy.

    In the second  quarter of 2001,  for the first time in the  Company's  history as a public  company,  sales per square foot  decreased  both for the quarter and for the six month  period  compared to the prior year,  reflecting the current  difficult retail  environment.  In addition,  an increased number of the Company's tenants have sought the  protection of the  bankruptcy  laws in 2001.  The number of leases so affected was 3.4% through June 30, 2001, compared  to 2.3% for the full  year in 2000.  This  statistic  for the full  year 2001 may  exceed  the  Company's highest reported statistic of 4.5%.  However, not all bankruptcies result in tenants closing.

    On a comparable  center basis,  average  occupancy was 87.9% for the second quarter of 2001, a decrease of 0.7%
from 88.6% for the  second  quarter of 2000,  and 88.1% for the first half of 2001,  a decrease  of 0.8% from 88.9%
for the first half of 2000.  The Company  expects that the year over year  decrease may widen to as much as 1.7% as the year progresses.

Rental Rates

    Annualized  average  base rent per square foot for all mall  tenants at the 16 centers  owned and open  for  at least two years was $40.88 for  the  three months  ended June 30, 2001,  compared to $40.00 for  the  three  months ended  June 30, 2000. As  leases  have  expired in the shopping  centers,  the  Company  has  generally  been  able to rent the available  space,  either to the existing tenant or a new tenant,  at rental rates that are higher than those of the expired  leases.  In periods of  increasing  sales,  rents on new leases will tend to rise as tenants'
expectations  of future growth become more  optimistic.  In periods of slower growth or declining  sales,  rents on new leases will grow more slowly or will decline for the opposite  reason.  However,  center revenues  nevertheless increase as older leases roll over or are  terminated  early and  replaced  with new leases  negotiated  at current rental rates that are usually higher than the average rates for existing leases.

Results of Operations

New Center Openings

   In March  2001,  Dolphin  Mall,  a 1.4 million  square foot value  regional  center,  opened in Miami,  Florida.
Dolphin  Mall is a 50% owned  Unconsolidated  Joint  Venture  and is  accounted  for under the equity  method.  The
Company currently  estimates an unleveraged  return of approximately 6% in 2001 on its share of the project cost of approximately  $145 million.  The  Operating Partnership will be entitled  to a preferred  return on $16 million of equity contributions made to this center through June 2001, which were used to fund construction costs.

   The Shops at Willow  Bend,  a wholly  owned  regional  center,  opened  August 3, 2001 in Plano, Texas.  The 1.5 million  square  foot  center is  anchored  by Neiman  Marcus,  Saks  Fifth  Avenue,  Lord &  Taylor,  Foley's  and
Dillard's.  Saks Fifth Avenue will open in 2004.

   Two  additional  centers  are  scheduled  to open in 2001.  International  Plaza will open in Tampa,  Florida in
September;  and  The  Mall at  Wellington  Green  will  open  in  West  Palm  Beach  County,  Florida  in  October.
International  Plaza, a 1.3 million  square foot center,  will be anchored by Nordstrom,  Lord & Taylor,  Dillard's and Neiman Marcus.  The Company  originally had a controlling  50.1% interest in the partnership  (Tampa Westshore)
that owns the  project.  The Company  was  responsible  for  providing  the funding for project  costs in excess of construction  financing  in exchange  for a  preferential  return.  In November  1999,  the  Company  entered  into agreements  with a new  investor,  which  provided  funding  for the project  and  thereby  reduced  the  Company's ownership interest to approximately  26%. It is anticipated that given the preferential  return  arrangements,  the original 49.9% owner in Tampa Westshore will not initially  receive cash  distributions.  The Company expects to be initially  allocated  approximately  33% of the  net  operating  income  of the  project,  with  an  additional  7%
representing return of capital.

   The Mall at  Wellington  Green,  a 1.3 million  square foot center will  initially be anchored by Lord & Taylor,
Burdines,  Dillard's  and  JCPenney.  A fifth  anchor,  Nordstrom,  is  obligated  under  the  reciprocal  easement agreement  to open within 24 months of the  opening of the center and is  presently  expected to open in 2003.  The center will be owned by a joint venture in which the Operating Partnership has a 90% controlling interest.

   The Company  expects  returns on these four new centers to average  8.5%  on $670 milion of cost for  the period that these  centers will be open in  2001.  The  Company's  share of costs  for the four  centers  is  projected to be  approximately $700 million.  The Company expects returns to average 10% in 2002 and 11% in 2003.  These returns exclude  land  sale  gains  upon  which  interest  expense savings on the gains will add approximately 0.25% to the
projects'  returns, based  on  interest  savings  due  to  the  reduction  of  debt.   Estimates regarding  returns
on  projects  are  forward-looking  statements and certain  significant  factors could  cause the actual results to differ  materially, including  but not limited to: 1) actual  results of  negotiations  with  tenants, contractors, and  residual  land  purchasers; 2) cost overruns;  and 3) timing  of  tenant  openings, land  sales,  and  project expenditures.

Other Significant Debt, Equity, and Other Transactions

   The following  represent other  significant  debt,  equity,  and other  transactions  which affect the operating results  described  under  Comparison  of Three  Months Ended June 30, 2001 to the Three Months Ended June 30, 2000
and comparison of Six Months Ended June 30, 2001 to the Six Months Ended June 30, 2000.

   In April 2001,  the  Operating  Partnership's  $10 million  investment  in Swerdlow  was  converted  into a loan bearing interest at 12% and maturing in December 2001.

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

   The initial  adoption of SFAS 133 on January 1, 2001  resulted in a reduction  to income of  approximately  $8.4 million as the  cumulative  effect of a change in  accounting  principle  and a reduction  to OCI of $0.8  million.
These  amounts  represent  the  transition  adjustments  necessary  to mark the  Company's  share of interest  rate agreements  to fair  value as of  January  1,  2001.  During  the three and six  months  ended  June 30,  2001,  in addition to the transition  adjustments,  the Company recognized as a reduction of earnings its share of unrealized losses of $0.7  million and $2.5  million,  respectively,  due to the decline in interest  rates and the  resulting decrease in value of the Company's  interest rate  agreements.  Of these  amounts,  approximately  $0.6 million and
$2.1  million  represent  the changes in value of the Dolphin  swap  agreement  and $0.1  million and $0.4  million represent the changes in time value of cap  instruments,  respectively.  The Company also  recognized  increases in
OCI of  approximately  $2.7 million and $1.6  million for the three and six months  ended June 30, 2001,  primarily representing  net unrealized  gains on instruments  hedging a refinancing  expected to occur during the second half of the year.

   Of the net  unrealized  gains of $1.0  million  included in  Accumulated  OCI as of June 30,  2001,  the Company
expects that  approximately  $0.3 million will be  reclassified  into earnings during the next twelve months as the related  interest  expense is accrued.  Hedge  ineffectiveness,  determined  in  accordance  with SFAS 133,  had no impact on earnings for the three or six months ended June 30, 2001.  No hedges were  derecognized  or  discontinued
for the three or six months ended June 30, 2001.

Comparable Center Operations

   The  performance  of the  Company's  portfolio  can be  measured  through  comparisons  of  comparable  centers'
operations.  During the three months ended June 30, 2001, revenues  (excluding land sales and certain  individually significant  lease  cancellation  fees) less operating costs (operating and recoverable  expenses) of those centers owned and open for the entire  period  increased  approximately  three  percent in  comparison to the same centers'
results in the  comparable  period of 2000.  This growth was primarily due to increases in minimum  rents,  revenue from the JCDecaux  program,  and expense  reductions.  The Company expects that comparable  center  operations will increase annually by two to three percent.  This is a  forward-looking  statement and certain  significant  factors could cause the actual  results to differ  materially;  refer to the General  Risks of the Company in the Company's latest filing on Form 10-K.

Presentation of Operating Results

   The following tables contain the combined  operating  results of the Company's  Consolidated  Businesses and the
Unconsolidated  Joint Ventures.  Income allocated to the noncontrolling  partners of the Operating  Partnership and preferred  interests is deducted to arrive at the results  allocable to the Company's common  shareowners.  Because the net  equity of the  Operating  Partnership  is less than  zero,  the  income  allocated  to the  noncontrolling partners  is equal to their share of  distributions.  The net equity of these  minority  partners is less than zero due to accumulated  distributions  in excess of net income and not as a result of operating  losses.  Distributions to partners are usually greater than net income because net income includes  non-cash  charges for depreciation and amortization.  Also,  losses allocable to minority partners in certain  consolidated  joint ventures are added back to  arrive at the net  results  of the  Company.  The  Company's  average  ownership  percentage  of the  Operating
Partnership was  approximately 61% and 63% in the 2001 and 2000 periods,  respectively.  The results of Twelve Oaks are  included  in the  Consolidated  Businesses  in 2001,  while both  Twelve  Oaks and  Lakeside  are  included as
Unconsolidated Joint Ventures for 2000.

Comparison of the Three Months Ended June 30, 2001 to the Three Months Ended June 30, 2000

   The  following  table sets forth  operating  results for the three months ended June 30, 2001 and June 30, 2000, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

                                                Three months ended June 30, 2001              Three months ended June 30, 2000
                                        -----------------------------------------------------------------------------------------------
                                                                            TOTAL OF                                       TOTAL OF
                                                        UNCONSOLIDATED   CONSOLIDATED                   UNCONSOLIDATED  CONSOLIDATED
                                                            JOINT         BUSINESSES     CONSOLIDATED       JOINT      BUSINESSES AND
                                         CONSOLIDATED    VENTURES AT         AND        BUSINESSES(2)    VENTURES AT   UNCONSOLIDATED
                                          BUSINESSES       100%(1)      UNCONSOLIDATED                     100%(1)     JOINT VENTURES
                                                                            JOINT                                            AT
                                                                         VENTURES AT                                        100%
                                                                             100%
                                        -----------------------------------------------------------------------------------------------
                                                                           (in millions of dollars)

REVENUES:
  Minimum rents                                40.3            34.0             74.3           34.7           39.6             74.3
  Percentage rents                              0.9             0.2              1.2            0.8            0.2              1.0
  Expense recoveries                           26.3            16.5             42.8           21.9           20.3             42.2
  Management, leasing and development           6.1                              6.1            6.4                             6.4
  Other                                        10.0             3.6             13.6            5.6            1.5              7.1
                                               ----            ----             ----           ----           ----             ----
Total revenues                                 83.6            54.4            138.0           69.4           61.6            130.9

OPERATING COSTS:
  Recoverable expenses                         22.8            16.1             38.9           19.0           17.0             36.0
  Other operating                              10.1             2.8             12.8            6.4            3.5              9.9
  Management, leasing and development           5.1                              5.1            4.9                             4.9
  General and administrative                    4.9                              4.9            4.4                             4.4
  Interest expense                             15.0            17.6             32.6           13.7           17.1             30.8
  Depreciation and amortization (3)            15.3             8.4             23.7           13.7            8.0             21.7
                                               ----            ----             ----           ----           ----             ----
Total operating costs                          73.1            44.8            117.9           62.1           45.6            107.6
Net results of Memorial City (2)                                                               (0.5)                           (0.5)
                                               ----            ----             ----           ----           ----             ----
                                               10.5             9.5             20.1            6.8           15.9             22.7
                                                               ====             ====                          ====             ====

Equity in income of
Unconsolidated Joint Ventures (3)               5.2                                             7.7
                                               ----                                            ----
Income before minority and preferred
  interests                                    15.7                                            14.5
TRG preferred distributions                    (2.3)                                           (2.3)
Minority share of consolidated
  joint ventures                                0.2
Minority share of income of TRG                (4.4)                                           (3.8)
Distributions in excess of minority
  share of income                              (3.5)                                           (3.7)
                                               ----                                            ----
Net income                                      5.8                                             4.8
Series A preferred dividends                   (4.2)                                           (4.2)
                                               ----                                            ----
Net income allocable to common
  shareowners                                   1.6                                             0.6
                                               ====                                            ====

SUPPLEMENTAL INFORMATION (4):
  EBITDA - 100%                                40.7            35.5             76.3           34.5           41.0             75.5
  EBITDA - outside partners' share             (2.1)          (15.9)           (18.0)          (1.9)         (18.8)           (20.7)
                                               ----            ----             ----           ----           ----             ----
  EBITDA contribution                          38.6            19.7             58.2           32.6           22.2             54.8
  Beneficial Interest Expense                 (13.7)           (9.2)           (23.0)         (12.4)          (9.1)           (21.5)
  Non-real estate depreciation                 (0.7)                            (0.7)          (0.7)                           (0.7)
  Preferred dividends and distributions        (6.4)                            (6.4)          (6.4)                           (6.4)
                                               ----            ----             ----           ----           ----             ----
  Funds from Operations contribution           17.8            10.4             28.2           13.1           13.1             26.2
                                               ====            ====             ====           ====           ====             ====

(1)   With the exception of the  Supplemental  Information, amounts include 100% of the  Unconsolidated  Joint Ventures and are net
      of intercompany profits.  The Unconsolidated Joint Ventures are  presented at 100% in order to allow for measurement of their performance  as a whole, without  regard to the Company's ownership  interest.  In its consolidated financial statements, the
      Company accounts for its investments in the Unconsolidated Joint Ventures under the equity method.
(2)   The results of operations of Memorial  City are  presented  net in this table.  The Operating Partnership ceased to lease and manage Memorial City on April 30, 2000.
(3)   Amortization of the Company's additional  basis in the Operating  Partnership  was $1.9 million and $2.1 million in 2001  and
      2000,  respectively.  Of these  amounts,  $0.8 million and $1.1 million  were  included in equity in income of Unconsolidated
      Joint  Ventures in 2001 and 2000,  respectively,  while  $1.1  million  and $0.9  million  were  included in depreciation and amortization in 2001 and 2000, respectively.
(4)   EBITDA  represents  earnings  before  interest  and  depreciation  and  amortization.  Funds  from  Operations is defined and discussed in Liquidity and Capital Resources.
(5)   Amounts  in the  table  may not add due to  rounding.  Certain  reclassifications  have  been made to 2000 amounts to conform to 2001 classifications.

Consolidated Businesses
-----------------------

   Total  revenues for the three months ended June 30, 2001 were $83.6  million,  a $14.2 million or 20.5% increase over the  comparable  period in 2000.  Minimum  rents  increased  $5.6 million of which $5.3 million was due to the
inclusion  of  Twelve  Oaks.   Minimum  rents  also  increased  due  to  tenant  rollovers  and  advertising  space arrangements,  offsetting  decreases in rent caused by lower occupancy.  Expense recoveries increased primarily due to Twelve Oaks.  Other revenue  increased  primarily due to increases in gains on sales of peripheral  land,  lease cancellation revenue, and interest income.

   Total  operating  costs were $73.1 million,  an $11.0 million or 17.7%  increase over the  comparable  period in
2000.  Recoverable  expenses  increased  primarily due to Twelve Oaks. Other operating expense increased  primarily due to  increases  in the  charge  to  operations  for costs of  pre-development  activities,  increased  marketing expense,  professional  fees relating to process  improvement  projects,  and losses  relating to the investment in
MerchantWired.  Interest expense  increased  primarily due to debt assumed and incurred relating to Twelve Oaks and working  capital  needs,  offset by decreases due to changes in rates on floating rate debt.  Depreciation  expense increased due to Twelve Oaks.

Unconsolidated Joint Ventures
-----------------------------

   Total  revenues for the three months ended June 30, 2001 were $54.4  million,  a $7.2 million or 11.7%  decrease from the  comparable  period of 2000.  Rents and  recoveries  decreased  primarily due to Lakeside and Twelve Oaks, partially  offset by Dolphin Mall.  Other  revenue  increased  primarily  due to an increase in lease  cancellation revenue.

   Total  operating  costs  decreased  by $0.8  million to $44.8  million for the three months ended June 30, 2001.
Recoverable  expenses  decreased  primarily due to Lakeside and Twelve Oaks,  offset by Dolphin.  Interest  expense increased  because of a decrease in  capitalized  interest  upon opening of Dolphin Mall, as well as changes in the value of  Dolphin  Mall's  interest  rate  agreements,  offset  by  decreases  due to  Lakeside  and  Twelve  Oaks.
Depreciation  expense  increased  primarily  due to the opening of Dolphin Mall,  partially  offset by Lakeside and
Twelve Oaks.

   As a result of the foregoing,  income of the  Unconsolidated  Joint Ventures  decreased by $6.4 million or 40.3%
to $9.5 million.  The Company's  equity in income of the  Unconsolidated  Joint Ventures was $5.2 million,  a 32.5%
decrease from the comparable period in 2000.

Net Income
----------

   As a result of the  foregoing,  the Company's  income before  minority and preferred  interests  increased  $1.2 million  or 8.3% to $15.7  million  for the  three  months  ended  June 30,  2001.  After  allocation  of income to minority  and  preferred  interests,  the net income  allocable  to common  shareowners  for 2001 was $1.6  million compared to $0.6 million in 2000.

Comparison of the Six Months Ended June 30, 2001 to the Six Months Ended June 30, 2000

   The  following  table sets forth  operating  results for the six months  ended June 30, 2001 and June 30,  2000, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

                                                 Six months ended June 30, 2001                Six months ended June 30, 2000
                                        ----------------------------------------------------------------------------------------------

                                                                            TOTAL OF                                       TOTAL OF
                                                        UNCONSOLIDATED   CONSOLIDATED                   UNCONSOLIDATED  CONSOLIDATED
                                                            JOINT         BUSINESSES     CONSOLIDATED       JOINT      BUSINESSES AND
                                         CONSOLIDATED    VENTURES AT         AND        BUSINESSES(2)    VENTURES AT   UNCONSOLIDATED
                                          BUSINESSES       100%(1)      UNCONSOLIDATED                     100%(1)     JOINT VENTURES
                                                                            JOINT                                            AT
                                                                         VENTURES AT                                        100%
                                                                             100%
                                        ----------------------------------------------------------------------------------------------
                                                                           (in millions of dollars)

REVENUES:
  Minimum rents                                81.0            66.8            147.8           69.8           78.9            148.7
  Percentage rents                              2.1             0.8              2.9            1.8            1.0              2.8
  Expense recoveries                           50.5            32.8             83.3           42.1           41.0             83.1
  Management, leasing and development          12.5                             12.5           12.6                            12.6
  Other                                        16.4             8.0             24.4           13.3            2.8             16.0
                                               ----            ----             ----           ----           ----             ----
Total revenues                                162.4           108.4            270.9          139.5          123.7            263.3

OPERATING COSTS:
  Recoverable expenses                         43.3            29.9             73.2           36.2           33.7             69.9
  Other operating                              18.1             6.2             24.2           13.2            7.4             20.6
  Management, leasing and development           9.4                              9.4           10.1                            10.1
  General and administrative                    9.6                              9.6            9.3                             9.3
  Interest expense                             30.2            36.2             66.4           26.8           34.1             60.9
  Depreciation and amortization (3)            32.5            17.3             49.7           27.2           15.8             43.0
                                               ----            ----             ----           ----           ----             ----
Total operating costs                         143.0            89.5            232.5          122.9           91.0            213.9
Net results of Memorial City (2)                                                               (1.6)                           (1.6)
                                               ----            ----             ----           ----           ----             ----
                                               19.4            19.0             38.3           15.0           32.8             47.8
                                                               ====             ====                          ====             ====

Equity in income of
Unconsolidated Joint Ventures (3) (4)          10.1                                            16.3
                                               ----                                            ----
Income before extraordinary items,
  cumulative effect of change in
  accounting principle, and minority
  and preferred interests                      29.5                                            31.4
Extraordinary items                                                                            (9.3)
Cumulative effect of change in
  accounting principle                         (8.4)
TRG preferred distributions                    (4.5)                                           (4.5)
Minority share of consolidated
  joint ventures                                0.6
Minority share of income of TRG                (4.9)                                           (5.0)
Distributions in excess of minority
  share of income                             (11.0)                                          (10.0)
                                               ----                                            ----
Net income                                      1.3                                             2.5
Series A preferred dividends                   (8.3)                                           (8.3)
                                               ----                                            ----
Net loss allocable to common
  shareowners                                  (7.0)                                           (5.8)
                                               ====                                            ====

SUPPLEMENTAL INFORMATION (5):
  EBITDA - 100%                                82.0            72.4            154.4           70.1           82.7            152.8
  EBITDA - outside partners' share             (4.0)          (32.7)           (36.7)          (4.2)         (37.6)           (41.8)
                                               ----            ----             ----           ----           ----             ----
  EBITDA contribution                          78.0            39.7            117.7           65.9           45.1            111.0
  Beneficial Interest Expense                 (27.6)          (19.1)           (46.7)         (24.4)         (18.2)           (42.5)
  Non-real estate depreciation                 (1.4)                            (1.4)          (1.5)                           (1.5)
  Preferred dividends and distributions       (12.8)                           (12.8)         (12.8)                          (12.8)
                                               ----            ----             ----           ----           ----             ----
  Funds from Operations contribution           36.2            20.6             56.9           27.2           26.9             54.2
                                               ====            ====             ====           ====           ====             ====

(1)   With the exception of the  Supplemental  Information, amounts include 100% of the  Unconsolidated  Joint Ventures and are net
      of intercompany  profits.  The Unconsolidated Joint Ventures are presented at 100% in order to allow for measurement of their performance  as a whole,  without  regard to the Company's  ownership  interest.  In its  consolidated financial  statements, the Company  accounts for its  investments  in the  Unconsolidated  Joint  Ventures  under the equity method.
(2)   The results of operations of Memorial  City are  presented  net in this table.  The Operating Partnership ceased to lease and manage Memorial City on April 30, 2000.
(3)   Amortization  of the Company's additional  basis in the Operating  Partnership  was $3.8 million and $4.2 million in 2001 and
      2000,  respectively.  Of these  amounts,  $1.5 million and $2.3 million  were included in equity in income of  Unconsolidated
      Joint  Ventures in 2001 and 2000,  respectively,  while $2.3 million and  $1.9   million   were  included in depreciation and
      amortization in 2001 and 2000, respectively.
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
(6)   Amounts  in the  table  may not add due to  rounding.  Certain  reclassifications  have  been made to 2000 amounts to conform to 2001 classifications.

Consolidated Businesses
-----------------------

   Total  revenues for the six months ended June 30, 2001 were $162.4  million,  a $22.9 million or 16.4%  increase over the comparable  period in 2000.  Minimum rents  increased  $11.2 million of which $10.6 million was due to the
inclusion  of  Twelve  Oaks.   Minimum  rents  also  increased  due  to  tenant  rollovers  and  advertising  space arrangements,  offsetting  decreases in rent caused by lower occupancy.  Expense recoveries increased primarily due to Twelve Oaks.  Other  revenue  increased  primarily due to increases in lease  cancellation  revenue and interest income, partially offset by a decrease in gains on sales of peripheral land.

   Total  operating  costs were $143.0  million,  a $20.1 million or 16.4% increase over the  comparable  period in
2000.  Recoverable  expenses  increased  primarily due to Twelve Oaks. Other operating  expense increased due to an increase  in the  charge to  operations  for costs of  pre-development  activities,  increased  marketing  expense,
professional  fees  relating  to  process  improvement   projects,   and  losses  relating  to  the  investment  in
MerchantWired.  Interest expense  increased  primarily due to debt assumed and incurred relating to Twelve Oaks and working  capital  needs,  offset by decreases due to changes in rates on floating rate debt.  Depreciation  expense increased primarily due to Twelve Oaks.

Unconsolidated Joint Ventures
-----------------------------

   Total  revenues for the six months ended June 30, 2001 were $108.4  million,  a $15.3 million or 12.4%  decrease from the  comparable  period of 2000.  Rents and  recoveries  decreased  primarily due to Lakeside and Twelve Oaks, partially  offset by Dolphin Mall.  Other  revenue  increased  primarily  due to an increase in lease  cancellation revenue.

   Total  operating  costs  decreased  by $1.5  million to $89.5  million for the six months  ended June 30,  2001.
Recoverable  expenses decreased primarily due to Lakeside and Twelve Oaks,  partially offset by Dolphin Mall. Other operating  expense  decreased  primarily  due to  a decrease  in bad debt expense  and  Twelve  Oaks and  Lakeside, partially offset by Dolphin Mall.  Interest expense  increased  because of a decrease in capitalized  interest upon opening of Dolphin Mall, as well as changes in the value of Dolphin  Mall's  interest  rate  agreements,  partially offset by decreases due to Lakeside and Twelve Oaks.  Depreciation  expense increased  primarily due to the opening of Dolphin Mall, partially offset by Lakeside and Twelve Oaks.

   As a result of the foregoing,  income before  extraordinary  items and cumulative effect of change in accounting principle  of the  Unconsolidated  Joint  Ventures  decreased  by $13.8  million  or 42.1%  to $19.0  million.  The
Company's  equity in income  before  extraordinary  items and the  cumulative  effect of the  change in  accounting principle of the  Unconsolidated  Joint Ventures was $10.1 million,  a 38.0% decrease from the comparable period in
2000.

Net Income
----------

   As a result of the foregoing,  the Company's income before extraordinary  items,  cumulative effect of change in accounting  principle,  and minority and preferred  interests  decreased  $1.9 million to $29.5 million for the six months ended June 30, 2001.  During 2001, a cumulative  effect of a change in accounting  principle of $8.4 million was  recognized in connection  with the Company's  adoption of SFAS 133.  During 2000, an  extraordinary  charge of
$9.3 million was recognized  related to the  refinancing of the debt on Stamford Town Center.  After  allocation of income to minority  and  preferred  interests,  the net loss  allocable to common  shareowners  for 2001 was $(7.0)
million compared to $(5.8) million in 2000.

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

   As of June 30, 2001, the Company had a consolidated  cash balance of $24.2  million.  Additionally,  the Company has a secured  $200  million  line of credit.  This line had $88.0  million of  borrowings  as of June 30, 2001 and expires in September  2001.  The Company is in the process of obtaining a 45-day  extension on this  facility.  The
Company is also  negotiating a new facility to replace this current line of credit.  The Company also has available a second  secured bank line of credit of up to $40  million.  The line had $5.5  million of  borrowings  as of June
30, 2001 and expires in November 2001.

Debt and Equity Transactions

   Discussion of  significant  debt and equity  transactions  that affected  operations is contained in the Results of  Operations.  In addition to the items  described  therein,  in May 2001,  the Company  closed on a $168 million construction  loan for the Mall at  Wellington  Green.  The loan  bears  interest  at LIBOR  plus  1.85% and has an initial  term of three  years with two  one-year  extension  options.  The  interest  on $70 million of the loan is capped at 7% plus credit  spread and the  interest  on another  $70 million is capped at 7.25% plus credit  spread.
The Operating  Partnership  guarantees  100% of principal and interest;  the amounts  guaranteed will be reduced as certain center performance and valuation criteria are met.

Summary of Investing Activities

   Net cash used in investing  activities was $132.5  million in 2001 compared to $71.7 million in 2000.  Cash used in investing  activities was impacted by the timing of capital  expenditures,  with additions to properties in 2001 and 2000 for the  construction  of The Mall at  Wellington  Green  and The  Shops at  Willow  Bend as well as other development  activities  and other capital items (see Capital  Spending  below).  Proceeds from sales of peripheral land were $3.5 million, a decrease of $1.9 million from 2000.  Contributions to Unconsolidated  Joint Ventures were
$28.7  million in 2001 and $2.8 million in 2000,  primarily  representing  funding for  construction  activities at
Dolphin Mall. An additional $2.9 million was invested in  technology-related  ventures in 2001.  Distributions from
Unconsolidated Joint Ventures were primarily consistent with 2000.

Summary of Financing Activities

   Financing  activities  contributed cash of $88.5 million, an increase of $66.8 million from the $21.7 million in
2000.  Debt proceeds,  net of repayments and issuance  costs,  provided  $139.0 million in 2001, an increase of $56 million from 2000.  Stock  repurchases of $11.2 million were made in connection with the Company's stock repurchase program in 2001,  an increase  of $3.7  million  from 2000.  Issuance of stock  pursuant  to the  Continuing  Offer contributed  $8.3 million in 2001. Due to the timing of the 2001 end of the quarter,  the Company's  second quarter
2001 preferred dividends and distributions were not paid until July 2001.

Beneficial Interest in Debt

    At  June  30,  2001,  the  Operating  Partnership's  debt  and  its  beneficial  interest  in the  debt  of its
Consolidated and  Unconsolidated  Joint Ventures totaled $1,771.4 million.  As shown in the following table,  $24.3 million of this debt was floating rate debt that remained  unhedged at June 30, 2001.  Interest  rates shown do not include  amortization  of debt issuance  costs and interest rate hedging  costs.  Debt issuance  costs and interest rate hedging costs are reported as interest  expense in the results of  operations.  Amortization  of debt issuance costs added 0.42% to TRG's effective interest rate in the second quarter of 2001.  Included in beneficial  interest in debt is debt used to fund  development and expansion costs.  Beneficial  interest in assets on which interest is being  capitalized  totaled $574.9  million as of June 30, 2001.  Beneficial  interest in capitalized  interest was
$9.9 million and $20.2 million for the three and six months ended June 30, 2001, respectively.

                                                                    Beneficial Interest in Debt
                                                     -------------------------------------------------------------
                                                        Amount     Interest     LIBOR      Frequency       LIBOR
                                                     (in millions   Rate at      Cap        of Rate         at
                                                      of dollars)   6/30/01     Rate         Resets       6/30/01
                                                      -----------   -------    ------       -------       -------
Total beneficial interest in fixed rate debt            $944.7       7.57% (1)

Floating rate debt hedged via interest rate caps:

     Through October 2001                                 50.0       4.43        8.55%       Monthly        3.86%
     Through March 2002                                  100.0       5.15(1)     7.25        Monthly        3.86
     Through March 2002                                  144.5       5.56        7.25        Monthly        3.86
     Through July 2002                                    43.4       5.10        6.50        Monthly        3.86
     Through August 2002                                  38.0       4.78        8.20        Monthly        3.86
     Through September 2002                              100.0(2)    8.14(3)     7.00        Monthly        3.86
     Through October 2002                                 26.5       5.65        7.10        Monthly        3.86
     Through November 2002                                80.2(4)    5.25(1)     8.75        Monthly        3.86
     Through May 2003                                    119.0(5)    5.89        7.15        Monthly        3.86
     Through September 2003                               63.0       5.73(1)     7.00        Monthly        3.86
     Through September 2003                               37.8(6)    5.43(1)     7.25        Monthly        3.86
     Other floating rate debt                             24.3       5.15(1)
                                                      --------

Total beneficial interest in debt                     $1,771.4       6.70(1)
                                                      ========

(1)      Denotes weighted average interest rate.
(2)      This construction debt at a 50% owned unconsolidated joint venture is swapped at a rate of 6.14% when LIBOR is below 6.7%.
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

Sensitivity Analysis

   The Company has exposure to interest rate risk on its debt obligations and interest rate  instruments.  Based on the  Operating  Partnership's  beneficial  interest in debt and  interest  rates in effect at June 30,  2001, a one percent  increase  or decrease in interest  rates on floating  rate debt would  decrease or increase  cash flows by approximately  $7.3 million and, due to the effect of capitalized  interest,  annual earnings by approximately $4.4 million.  Based on the  Company's  consolidated  debt and interest  rates in effect at June 30, 2001, a one percent increase in interest  rates would  decrease  the fair value of debt by  approximately  $38.9  million,  while a one percent decrease in interest rates would increase the fair value of debt by approximately $41.7 million.

Covenants and Commitments

   Certain loan agreements  contain various  restrictive  covenants,  including  limitations on net worth,  minimum debt service and fixed charges coverage ratios, a maximum payout ratio on  distributions,  and a minimum debt yield ratio, the latter being the most restrictive.  The Company is in compliance with all of such covenants.

   Payments  of  principal  and  interest  on the loans in the  following  table are  guaranteed  by the  Operating
Partnership as of June 30, 2001. All of the loan  agreements  provide for a reduction of the amounts  guaranteed as certain center performance and valuation criteria are met.

                                                      TRG's           Amount of
                                                   beneficial       loan balance      % of loan
                                                   interest in       guaranteed        balance        % of interest
                               Loan balance       loan balance         by TRG        guaranteed        guaranteed
Center                         as of 6/30/01      as of 6/30/01     as of 6/30/01      by TRG            by TRG
------                         -------------      -------------     -------------      ------            ------
                                         (in millions of dollars)
Dolphin Mall                        164.6             82.3              82.3               50%             100%
Great Lakes Crossing                169.6            144.2             169.6              100%             100%
International Plaza                 121.4             32.2             121.4              100%(1)          100%(1)
The Mall at Millenia                 22.3             11.2              11.2               50%              50%
The Mall at Wellington Green         86.0             77.4              86.0              100%             100%
The Shops at Willow Bend            153.1            153.1             153.1              100%             100%

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

    Funds from  Operations  does not  represent  cash  flows from  operations,  as  defined by  generally  accepted accounting  principles,  and  should not be  considered  to be an  alternative  to net  income as an  indicator  of operating  performance  or to cash  flows  from  operations  as a  measure  of  liquidity.  However,  the  National
Association  of  Real  Estate  Investment  Trusts  (NAREIT)  suggests  that  Funds  from  Operations  is  a  useful supplemental  measure of operating  performance  for REIT's.  Funds From Operations as presented by the Company may not be comparable to similarly titled measures of other companies.

Reconciliation of Income to Funds from Operations
-------------------------------------------------

                                                        Three Months Ended                  Three Months Ended
                                                                June 30, 2001                  June 30, 2000
                                                     ---------------------------        ---------------------------
                                                                         (in millions of dollars)
Income before minority and preferred interests (1) (2)              15.7                           14.5
Depreciation and amortization (3)                                   15.3                           14.1
Share of Unconsolidated Joint Ventures'
   depreciation and amortization (4)                                 5.2                            5.4

Non-real estate depreciation                                        (0.7)                          (0.7)
Minority partners in consolidated joint ventures
   share of funds from operations                                   (0.9)                          (0.6)
Preferred dividends and distributions                               (6.4)                          (6.4)
                                                                    ----                           ----
Funds from Operations - TRG                                         28.2                           26.2
                                                                    ====                           ====
Funds from Operations allocable to TCO                              17.3                           16.4
                                                                    ====                           ====
(1)      Includes  gains on peripheral  land sales of $1.5 million and $0.2 million for the three months ended June
         30, 2001 and June 30, 2000, respectively.
(2)      Includes net  non-cash  straightline  adjustments  to minimum rent revenue and ground rent expense of $0.2 million and zero for the three months ended June 30, 2001 and June 30, 2000, respectively.
(3)      Includes $0.7 million and $0.6 million of mall tenant  allowance  amortization  for the three months ended
         June 30, 2001 and June 30, 2000, respectively.
(4)      Includes $0.6 million and $0.3 million of mall tenant  allowance  amortization  for the three months ended
         June 30, 2001 and June 30, 2000, respectively.
(5)      Amounts in this table may not add due to rounding.

                                                                   Six Months Ended             Six Months Ended
                                                                     June 30, 2001                June 30, 2000
                                                                   ----------------             ----------------
                                                                         (in millions of dollars)
Income before extraordinary items, cumulative
   effect of change in accounting principle, and
   minority and preferred interests (1) (2)                              29.5                         31.4
Depreciation and amortization (3)                                        32.5                         28.2
Share of Unconsolidated Joint Ventures'
   depreciation and amortization (4)                                     10.6                         10.6

Non-real estate depreciation                                             (1.4)                        (1.5)
Minority partners in consolidated joint ventures
   share of funds from operations                                        (1.4)                        (1.7)
Preferred dividends and distributions                                   (12.8)                       (12.8)
                                                                         ----                         ----
Funds from Operations - TRG                                              56.9                         54.2
                                                                         ====                         ====
Funds from Operations allocable to TCO                                   34.9                         34.0
                                                                         ====                         ====
(1)      Includes  gains on  peripheral  land sales of $2.8  million and $4.0 million for the six months ended June
         30, 2001 and June 30, 2000, respectively.
(2)      Includes net  non-cash  straightline  adjustments  to minimum rent revenue and ground rent expense of $0.3 million and $(0.2) million for the six months ended June 30, 2001 and June 30, 2000, respectively.
(3)      Includes  $1.3 million and $1.1  million of mall tenant  allowance  amortization  for the six months ended
         June 30, 2001 and June 30, 2000, respectively.
(4)      Includes  $1.0 million and $0.7  million of mall tenant  allowance  amortization  for the six months ended
         June 30, 2001 and June 30, 2000, respectively.
(5)      Amounts in this table may not add due to rounding.

Reconciliation of Funds from Operations to Net Income
------------------------------------------------------

                                                                  Three Months Ended           Three Months Ended
                                                                     June 30, 2001                June 30, 2000
                                                                 --------------------        ---------------------
                                                                         (in millions of dollars)

Fund from Operations-TRG                                                 28.2                         26.2

Depreciation adjustments:
   Consolidated Businesses' depreciation and amortization               (15.3)                       (14.1)
   Minority partners in consolidated joint ventures
     share of depreciation and amortization                               1.1                          0.6
   Depreciation of TCO's additional basis                                 1.9                          2.1
   Non-real estate depreciation                                           0.7                          0.7
   Share of Unconsolidated Joint Ventures' depreciation and
     amortization                                                        (5.2)                        (5.4)
                                                                         ----                         ----
Net income - TRG                                                         11.4                         10.2
                                                                         ====                         ====

TCO's ownership share of net income of TRG (1)                            7.0                          6.4
Depreciation of TCO's additional basis                                   (1.9)                        (2.1)
                                                                         ----                         ----
Income before distributions in excess of earnings
   allocable to minority interest - TCO                                   5.1                          4.3
Distributions in excess of earnings allocable to minority
   interest                                                              (3.5)                        (3.7)
                                                                         ----                         ----
Net income allocable to common shareowners-TCO                            1.6                          0.6
                                                                         ====                         ====

(1)      TCO's average  ownership of TRG was  approximately 61% and 63% during the three months ended June 30, 2001 and 2000.
(2)      Amounts in this table may not add due to rounding.

                                                                   Six Months Ended             Six Months Ended
                                                                     June 30, 2001                June 30, 2000
                                                                  ------------------            ----------------
                                                                         (in millions of dollars)

Fund from Operations-TRG                                                 56.9                         54.2

Depreciation adjustments:
   Consolidated Businesses' depreciation and amortization               (32.5)                       (28.2)
   Minority partners in consolidated joint ventures
      share of depreciation and amortization                              1.6                          1.7
   Depreciation of TCO's additional basis                                 3.8                          4.2
   Non-real estate depreciation                                           1.4                          1.5
   Share of Unconsolidated Joint Ventures' depreciation and
     amortization                                                       (10.6)                       (10.6)
                                                                         ----                         ----
Income before extraordinary items and cumulative effect
  of accounting change - TRG                                             20.5                         22.8
                                                                         ====                         ====

TCO's ownership share of income of TRG (1)                               12.7                         14.2
Depreciation of TCO's additional basis                                   (3.8)                        (4.2)
                                                                         ----                         ----
Income before distributions in excess of earnings
   allocable to minority interest - TCO                                   8.9                         10.0
Distributions in excess of earnings allocable to minority
     interest                                                           (11.0)                       (10.0)
                                                                         ----                         ----
Income before extraordinary items and cumulative effect
  of accounting change allocable to common shareowners-TCO               (2.1)                         0.0
                                                                        =====                         ====

(1)      TCO's  average  ownership of TRG was  approximately  61% and 63% during the six months ended June 30, 2001 and 2000.
(2)      Amounts in this table may not add due to rounding.

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

   On May 31, 2001,  the Company  declared a quarterly  dividend of $0.25 per common share payable July 20, 2001 to shareowners of record on July 2, 2001.  The Board of Directors  also declared a quarterly  dividend of $0.51875 per share on the Company's 8.3% Series A Preferred Stock for the quarterly  dividend period ended June 30, 2001,  which was paid on July 2, 2001 to shareowners of record on June 22, 2001.

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

                                                                     2001
                                           --------------------------------------------------------------------
                                                                                     Beneficial Interest in
                                                                Unconsolidated       Consolidated Businesses
                                             Consolidated            Joint             and Unconsolidated
                                              Businesses         Ventures (1)         Joint Ventures (1)(2)
                                           --------------------------------------------------------------------
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

Investments in Technology Businesses

   The Company owns an approximately  6.8% interest in  MerchantWired,  LLC, a service company  providing  internet and  network  infrastructure  to  shopping  centers  and  retailers.  As of June 30,  2001,  the  Company has a net investment  of  approximately  $4 million in the  venture,  representing  $5.4  million of  contributions  less the
Company's  share of losses  through June 2001.  The Company has also  severally  guaranteed  its share of equipment lease payments, a $3.8 million commitment.

   The Company  also owns a $7.4  million  preferred  interest  in  Fashionmall.com,  an  e-commerce  company  that markets,  promotes,  advertises,  and sells fashion apparel and related accessories and products over the internet.
Fashionmall.com  continues  to have  sufficient  cash on hand to cover  the  Company's  preferred  position  should
Fashionmall.com  ever liquidate.  As Fashionmall.com  has stated in its recently filed tender offer documents,  the company is exploring many options including  "acquisitions,  mergers, sales of assets, issuing special dividends or finding other options to provide  opportunities  for  liquidity to  shareholders".  Some of these options and their timing could impact the Company's preference more favorably than others.

   Also,  the  Company  has an  investment  of $500  thousand  in  Constellation  Real  Technologies,  LLC,  with a commitment for an additional $1.5 million.  In total, the Company's  current  technology  exposure is approximately
$17 million as of June 30, 2001, including contingencies and commitments.

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

   Based on a market value at June 30, 2001 of $14.00 per common  share,  the  aggregate  value of interests in the
Operating  Partnership that may be tendered under the Cash Tender  Agreement was  approximately  $338 million.  The purchase of these  interests at June 30, 2001 would have resulted in the Company  owning an additional 29% interest in the Operating Partnership.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

   The  information  required by this item is included  in this report at Item 2 under the caption  "Liquidity  and
Capital Resources - Sensitivity Analysis".

Item 4.  Submission of Matters to a Vote of Security Holders

   On May 31, 2001, the Company held its annual meeting of shareholders.  The matters on which  shareholders  voted were: the election of three  directors to serve a three year term, and the  ratification  of the Board's  selection of Deloitte & Touche LLP as the  Company's  independent  auditors for the year ended  December  31, 2001.  Allan J.
Bloostein,  Jerome A.  Chazen,  and S.  Parker  Gilbert  were  re-elected  at the  meeting,  and the six  remaining incumbent  directors  continued to hold office after the meeting.  The  shareholders  ratified the selection of the
independent auditors.   The results of the voting are shown below:

                                               ELECTION OF DIRECTORS

         NOMINEES                   VOTES FOR                 VOTES WITHHELD
         --------                   ---------                 --------------

         Allan J. Bloostein        70,585,229                      62,239

         Jerome A. Chazen          70,583,759                      63,709

         S. Parker Gilbert         70,589,739                      57,729

                                             RATIFICATION OF AUDITORS

                    70,569,744              Votes were cast for ratification;

                        53,303              Votes were cast against ratification; and

                        24,421              Votes abstained (including broker non-votes).

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

                                                                       TAUBMAN CENTERS, INC.

Date:        August 13, 2001                                           By:  /s/ Lisa A. Payne
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