Form 10-Q
period 2001-09-30
TAUBMAN CENTERS INC
filed 2001-11-13
CIK 890319

                                         SECURITIES AND EXCHANGE COMMISSION
                                               Washington, D.C. 20549

                                                      Form 10-Q

                                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                       OF THE SECURITIES EXCHANGE ACT OF 1934

                                      For the Quarter Ended: September 30, 2001
                                            Commission File No.  1-11530

                                                 Taubman Centers, Inc.
                              -------------------------------------------------------
                               (Exact name of registrant as specified in its charter)

      Michigan                                                                   38-2033632
      --------------------------------                        -----------------------------------------------
      (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                          Identification No.)

      200 East Long Lake Road, Suite 300, P.O. Box 200, Bloomfield Hills, Michigan               48303-0200
      -------------------------------------------------------------------------------------------------------
      (Address of principal executive offices)                                                   (Zip Code)

                                                  (248) 258-6800
      -------------------------------------------------------------------------------------------------------
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

         As of  November 10,  2001,  there were  outstanding  50,292,450  shares of the Company's  common stock, par value $0.01 per share.

                                           PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

The following  consolidated  financial  statements of Taubman Centers,  Inc. (the Company) are provided pursuant to the requirements of this item.

Consolidated Balance Sheet as of September 30, 2001 and December 31, 2000.................................  2
Consolidated Statement of Operations and Comprehensive Income for the three months ended
   September 30, 2001 and 2000............................................................................  3
Consolidated Statement of Operations and Comprehensive Income for the nine months ended
   September 30, 2001 and 2000............................................................................  4
Consolidated Statement of Cash Flows for the nine months ended September 30, 2001 and 2000 ..............................................................................................  5
Notes to Consolidated Financial Statements................................................................  6

                                               TAUBMAN CENTERS, INC.

                                            CONSOLIDATED BALANCE SHEET
                                         (in thousands, except share data)

                                                                             September 30          December 31
                                                                             ------------          -----------
                                                                                 2001                 2000
                                                                                 ----                 ----
Assets:
   Properties                                                              $   2,137,983         $   1,959,128
   Accumulated depreciation and amortization                                    (323,558)             (285,406)
                                                                           -------------         -------------
                                                                           $   1,814,425         $   1,673,722
   Investment in Unconsolidated Joint Ventures (Note 5)                          149,815               109,018
   Cash and cash equivalents                                                      20,474                18,842
   Accounts and notes receivable, less allowance
     for doubtful accounts of $5,023 and $3,796 in
     2001 and 2000                                                                31,945                32,155
   Accounts and notes receivable from related parties (Note 11)                   14,515                10,454
   Deferred charges and other assets                                              50,494                63,372
                                                                           -------------         -------------
                                                                           $   2,081,668         $   1,907,563
                                                                           =============         =============
Liabilities:
   Notes payable                                                           $   1,385,055         $   1,173,973
   Accounts payable and accrued liabilities                                      144,282               131,161
   Dividends and distributions payable                                            18,971                12,784
                                                                           -------------         -------------
                                                                           $   1,548,308         $   1,317,918

Commitments and Contingencies (Note 8)

Series C and D Preferred Equity of TRG (Note 1)                            $      97,275         $      97,275

Partners' Equity of TRG Allocable to Minority Partners (Note 1)

Shareowners' Equity:
   Series A Cumulative Redeemable Preferred Stock,
      $0.01 par value, 8,000,000 shares authorized,
      $200 million liquidation preference,
      8,000,000 shares issued and outstanding at
      September 30, 2001 and December 31, 2000                             $          80         $          80
   Series B Non-Participating Convertible Preferred Stock,
      $0.001 par and liquidation value, 40,000,000 shares
      authorized and 31,835,066 shares issued and
      outstanding at September 30, 2001 and December 31, 2000                         32                    32
   Series C Cumulative Redeemable Preferred Stock,
      $0.01 par value, 1,000,000 shares authorized, $75 million
      liquidation preference, none issued
   Series D Cumulative Redeemable Preferred Stock,
      $0.01 par value, 250,000 shares authorized, $25 million
      liquidation preference, none issued
   Common Stock, $0.01 par value, 250,000,000 shares
      authorized,  50,284,549  and  50,984,397 issued and
      outstanding at September 30, 2001 and December 31,
      2000 (Note 9)                                                                  503                   510
   Additional paid-in capital                                                    668,693               676,544
   Accumulated other comprehensive income (Note 2)                                (2,240)
   Dividends in excess of net income                                            (230,983)             (184,796)
                                                                           -------------         -------------
                                                                           $     436,085         $     492,370
                                                                           -------------         -------------
                                                                           $   2,081,668         $   1,907,563
                                                                           =============         =============

                                  See notes to consolidated financial statements.

                                               TAUBMAN CENTERS, INC.

                           CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                                         (in thousands, except share data)

                                                                              Three Months Ended September 30
                                                                              -------------------------------
                                                                                2001                  2000
                                                                                ----                  ----
Income:
   Minimum rents                                                           $      43,580         $      38,686
   Percentage rents                                                                  523                   634
   Expense recoveries                                                             25,151                22,434
   Revenues from management, leasing and
     development services                                                          6,563                 5,117
   Other                                                                           6,368                 7,918
                                                                           -------------         -------------
                                                                           $      82,185         $      74,789
                                                                           -------------         -------------
Operating Expenses:
   Recoverable expenses                                                    $      22,324         $      20,355
   Other operating                                                                 8,507                 6,639
   Management, leasing and development services                                    4,794                 4,633
   General and administrative                                                      4,906                 4,595
   Interest expense                                                               17,200                14,741
   Depreciation and amortization                                                  16,947                14,800
                                                                           -------------         -------------
                                                                           $      74,678         $      65,763
                                                                           -------------         -------------
Income before equity in income of Unconsolidated
   Joint Ventures, gain on disposition of interest in center
   and minority and preferred interests                                    $       7,507         $       9,026
Equity in income of  Unconsolidated Joint Ventures (Note 5)                        4,788                 5,228
                                                                           -------------         -------------
Income before gain on disposition of interest in center and
   minority and preferred interests                                        $      12,295         $      14,254
Gain on disposition of interest in center (Note 3)                                                      85,339
                                                                           -------------         -------------
Income before minority and preferred interests                             $      12,295         $      99,593
Minority interest in consolidated joint ventures                                     644
Minority interest in TRG:
   TRG income allocable to minority partners                                      (3,229)              (47,326)
   Distributions less than (in excess of) earnings allocable to
    minority partners                                                             (4,664)               39,798
TRG Series C and D preferred distributions (Note 1)                               (2,250)               (2,250)
                                                                           -------------         -------------
Net income                                                                 $       2,796         $      89,815
Series A preferred dividends                                                      (4,150)               (4,150)
                                                                           -------------         -------------
Net income (loss) allocable to common shareowners                          $      (1,354)        $      85,665
                                                                           =============         =============

Net income                                                                 $       2,796         $      89,815
Other Comprehensive Income (Note 2):
   Unrealized loss on interest rate instruments                                   (3,366)
   Reclassification adjustment for amounts recognized in net income                  106
                                                                           -------------         -------------
Comprehensive income (loss)                                                $        (464)        $      89,815
                                                                           =============         =============

Basic net income (loss) per common share (Note 10)                         $       (0.03)        $        1.63
                                                                           =============         =============

Diluted net income (loss) per common share (Note 10)                       $       (0.03)        $        1.62
                                                                           =============         =============

Cash dividends declared per common share                                   $         .25         $        .245
                                                                           =============         =============

Weighted average number of common shares outstanding                          50,987,512            52,545,001
                                                                           =============         =============

                                  See notes to consolidated financial statements.

                                               TAUBMAN CENTERS, INC.

                           CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                                         (in thousands, except share data)

                                                                              Nine Months Ended September 30
                                                                              ------------------------------
                                                                                2001                  2000
                                                                                ----                  ----

Income:
   Minimum rents                                                           $     124,563         $     111,108
   Percentage rents                                                                2,615                 2,406
   Expense recoveries                                                             75,680                65,496
   Revenues from management, leasing and
     development services                                                         19,020                17,683
   Other                                                                          22,744                21,267
                                                                           -------------         -------------
                                                                           $     244,622         $     217,960
                                                                           -------------         -------------
Operating Expenses:
   Recoverable expenses                                                    $      65,626         $      58,139
   Other operating                                                                26,571                22,565
   Management, leasing and development services                                   14,224                14,698
   General and administrative                                                     14,523                13,925
   Interest expense                                                               47,363                41,566
   Depreciation and amortization                                                  49,420                43,008
                                                                           -------------         -------------
                                                                           $     217,727         $     193,901
                                                                           -------------         -------------
Income before equity in income of Unconsolidated
   Joint Ventures, gain on disposition of interest in center, extraordinary items, cumulative effect  of change in
   accounting principle and minority and preferred interests               $      26,895         $      24,059
Equity in income before extraordinary items and cumulative
   effect of change in accounting principle of
   Unconsolidated Joint Ventures (Note 5)                                         14,859                21,551
                                                                           -------------         -------------
Income before gain on disposition of interest in center,
   extraordinary items, cumulative effect of change in
   accounting principle, and minority and preferred interests              $      41,754         $      45,610
Gain on disposition of interest in center (Note 3)                                                      85,339
                                                                           -------------         -------------
Income before extraordinary items, cumulative effect of change
   in accounting principle, and minority and preferred interests                  41,754               130,949
Extraordinary items                                                                                     (9,288)
Cumulative effect of change in accounting principle (Note 2)                      (8,404)
                                                                           -------------         -------------
Income before minority and preferred interests                             $      33,350         $     121,661
Minority interest in consolidated joint ventures                                   1,242
Minority interest in TRG:
   TRG income allocable to minority partners                                      (8,118)              (52,350)
   Distributions less than (in excess of) earnings allocable to
    minority partners                                                            (15,667)               29,765
TRG Series C and D preferred distributions (Note 1)                               (6,750)               (6,750)
                                                                           -------------         -------------
Net income                                                                 $       4,057         $      92,326
Series A preferred dividends                                                     (12,450)              (12,450)
                                                                           -------------         -------------
Net income (loss) allocable to common shareowners                          $      (8,393)        $      79,876
                                                                           =============         =============

Net income                                                                 $       4,057         $      92,326
Other Comprehensive Income (Note 2):
   Cumulative effect of change in accounting principle                              (779)
   Unrealized loss on interest rate instruments                                   (1,772)
   Reclassification adjustment for amounts recognized in net income                  311
                                                                           -------------         -------------
Comprehensive income                                                       $       1,817         $      92,326
                                                                           =============         =============

Basic net income per common share (Note 10):
   Income (loss) before extraordinary items and cumulative
     effect of change in accounting principle                              $       (0.07)        $        1.62
                                                                           =============         =============
   Net income (loss)                                                       $       (0.17)        $        1.51
                                                                           =============         =============

Diluted net income per common share (Note 10):
   Income (loss) before extraordinary items and cumulative
     effect of change in accounting principle                              $       (0.08)        $        1.61
                                                                           =============         =============
   Net income (loss)                                                       $       (0.17)        $        1.50
                                                                           =============         =============

Cash dividends declared per common share                                   $         .75         $        .735
                                                                           =============         =============

Weighted average number of common shares outstanding                          50,526,117            52,797,985
                                                                           =============         =============

                                  See notes to consolidated financial statements.

                                               TAUBMAN CENTERS, INC.

                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                                  (in thousands)

                                                                               Nine Months Ended September 30
                                                                               ------------------------------
                                                                                 2001                2000
                                                                                 ----                ----
Cash Flows from Operating Activities:
   Income before extraordinary items, cumulative effect of
     change in accounting principle, and minority and
     preferred interests                                                   $      41,754         $     130,949
   Adjustments to reconcile income before
    extraordinary items, cumulative effect of change
    in accounting principle, minority and preferred interests to net cash provided by operating activities:
      Depreciation and amortization                                               49,420                43,008
      Provision for losses on accounts receivable                                  2,386                 2,708
      Other                                                                        2,674                 2,727
      Gains on sales of land                                                      (3,604)               (7,692)
      Gain on disposition of interest in center                                                        (85,339)
      Increase (decrease) in cash attributable to changes
       in assets and liabilities:
        Receivables, deferred charges and other assets                            (2,551)                 (187)
        Accounts payable and other liabilities                                    (6,560)                5,079
                                                                           -------------         -------------
Net Cash Provided By Operating Activities                                  $      83,519         $      91,253
                                                                           -------------         -------------

Cash Flows from Investing Activities:
   Additions to properties                                                 $    (171,534)        $    (126,721)
   Proceeds from sales of land                                                     7,072                 2,575
   Investment in equity securities                                                (3,265)               (1,944)
   Acquisition of additional interest in center                                                        (23,644)
   Contributions to Unconsolidated Joint Ventures                                (52,695)               (6,448)
   Distributions from Unconsolidated Joint Ventures
     in excess of income before extraordinary items
     and cumulative effect of change in accounting
     principle                                                                    14,064                 5,831
                                                                           -------------         -------------
Net Cash Used in Investing Activities                                      $    (206,358)        $    (150,351)
                                                                           -------------         -------------

Cash Flows from Financing Activities:
   Debt proceeds                                                           $     231,547         $     167,805
   Debt payments                                                                 (20,465)                  (93)
   Debt issuance costs                                                            (3,284)               (9,245)
   Repurchases of common stock                                                   (21,278)              (15,279)
   Distributions to minority and preferred interests                             (28,285)              (29,335)
   Issuance of stock pursuant to Continuing Offer                                 12,543                   117
   Cash dividends to common shareowners                                          (38,007)              (38,869)
   Cash dividends to Series A preferred shareowners                               (8,300)              (12,450)
                                                                           -------------         -------------
Net Cash Provided By Financing Activities                                  $     124,471         $      62,651
                                                                           -------------         -------------

Net Increase in Cash and Cash Equivalents                                  $       1,632         $       3,553

Cash and Cash Equivalents at Beginning of Period                                  18,842                20,557
                                                                           -------------         -------------

Cash and Cash Equivalents at End of Period                                 $      20,474         $      24,110
                                                                           =============         =============

                                  See notes to consolidated financial statements.

                                                TAUBMAN CENTERS, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Interim Financial Statements

   Taubman  Centers,  Inc. (the Company or TCO), a real estate  investment  trust, or REIT, is the managing general partner of The Taubman  Realty  Group  Limited  Partnership  (the  Operating  Partnership  or TRG).  The  Operating
Partnership  is  an  operating  subsidiary  that  engages  in  the  ownership,  management,  leasing,  acquisition,
development,   and  expansion  of  regional  retail  shopping   centers  and  interests   therein.   The  Operating
Partnership's  portfolio as of September 30, 2001 included 19 urban and suburban  shopping  centers in nine states.
An  additional  center  opened in Palm Beach  County,  Florida in October  2001 and an  additional  center is under construction in Florida.

   The  consolidated  financial  statements  of the Company  include all  accounts of the  Company,  the  Operating
Partnership and its  consolidated  subsidiaries;  all intercompany  balances have been  eliminated.  Investments in entities not unilaterally  controlled by ownership or contractual  obligation  (Unconsolidated  Joint Ventures) are accounted for under the equity method.

   At September 30, 2001, the Company owned 99% of the  non-voting  stock of Taub-Co (which holds a 98% interest in
The Taubman  Company  Limited  Partnership  (the  Manager)) and its direct 2% limited  partnership  interest in the
Manager.  Through  these  ownership  interests,  the Company has the  perpetual  rights to receive  over 99% of the economic  benefits and cash flows generated by the Manager's  operations.  The Manager can not perform any services to entities in which the Company is not a  significant  investor  without the approval of the Company.  The Company has provided all of the operating  capital to the Manager.  The  individuals  who  indirectly own the voting common stock of Taub-Co  have  contributed  nominal  amounts of equity to Taub-Co and the  Manager  for the voting  common stock.  These  individuals'  interests are aligned with the interests of the Company's  management.  The members of
Taub-Co's  Board of Directors  are also members of the Board of  Directors  of the  Company.  All of these  factors result in the Company  having a  controlling  financial  interest in Taub-Co  and the  Manager and  therefore,  the operations of the Manager have been consolidated in the Company's financial statements.

   At September 30, 2001, the Operating  Partnership's  equity  included three classes of preferred  equity (Series
A, C, and D) and the net equity of the  partnership  unitholders.  Net income and  distributions  of the  Operating
Partnership are allocable first to the preferred  equity  interests,  and the remaining  amounts to the general and limited  partners  in the  Operating  Partnership  in  accordance  with their  percentage  ownership.  The Series A
Preferred  Equity is owned by the Company and is eliminated in  consolidation.  The Series C and Series D Preferred
Equity are owned by institutional  investors and have a fixed 9% coupon rate, no stated maturity,  sinking fund, or mandatory redemption requirements.

   Because the net equity of the  partnership  unitholders  is less than zero,  the interest of the  noncontrolling unitholders  is presented as a zero  balance in the balance  sheet as of September  30, 2001 and December 31, 2000.
The income allocated to the  noncontrolling  unitholders is equal to their share of  distributions.  The net equity of the Operating  Partnership  is less than zero because of accumulated  distributions  in excess of net income and not as a result of operating  losses.  Distributions  to partners are usually  greater than net income  because net income includes  non-cash charges for  depreciation and  amortization,  although  distributions  were less than net income during 2000 due to a gain on the disposition of an interest in a center (Note 3).

   The  Company's  ownership in the  Operating  Partnership  at September  30, 2001  consisted of a 61.4%  managing general partnership  interest,  as well as the Series A Preferred Equity interest.  The Company's average ownership percentage  in the  Operating  Partnership  for the three  months ended  September  30, 2001 and 2000 was 61.8% and
62.5%,  respectively.  During the nine months ended  September 30, 2001,  the Company's  ownership in the Operating
Partnership  decreased to 61.4% due to the ongoing share buyback and unit  redemption  program (Note 9),  partially offset by additional  interests  acquired in connection with the Continuing  Offer (Note 8). At September 30, 2001, the Operating  Partnership had 82,119,615  units of partnership  interest  outstanding,  of which the Company owned
50,284,549.  Included  in the  total  units  outstanding  are  261,088  units  issued in  connection  with the 1999 acquisition of Lord Associates that currently do not receive allocations of income or distributions.

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

   In addition to the  transition  adjustments,  the Company  recognized  as a reduction  of earnings  its share of unrealized  losses of $1.0 million and $3.5  million  during the three and nine months  ended  September  30, 2001, respectively,  due to the decline in interest rates and the resulting  decrease in value of the Company's  interest rate  agreements.  Of these  amounts,  approximately  $0.9 million and $3.1 million  represent the changes in value of the Dolphin swap agreement and the remainder represents the changes in time value of cap instruments.

   The Company  recognized  a reduction  in OCI of  approximately  $3.3  million and $1.5 million for the three and nine months ended  September 30, 2001,  respectively.  Included in these amounts were $2.7 million and $1.8 million in reductions  related to a treasury lock hedging the Regency Square  financing that occurred in October 2001 (Note
12),  partially  offset by $0.1 million and $0.3 million of OCI  reclassified  into earnings.  Also included in the net  reduction of OCI for the three months ended  September 30, 2001,  was $0.7 million  related to a treasury lock entered  into in March  2001 that was  derecognized  as a hedge and  closed  out in  September  2001.  The  Company recognized a slight net gain on the settlement.

   Of the net derivative  losses of $2.2 million  included in Accumulated OCI as of September 30, 2001, the Company
expects that  approximately  $0.6 million will be  reclassified  into earnings during the next twelve months as the related  interest  expense is accrued.  Except as noted above, no hedges were  derecognized or discontinued  and no other hedge ineffectiveness occurred during the three or nine months ended September 30, 2001.

Note 3 - Twelve Oaks and Lakeside Transaction

   In August  2000,  the  Company  completed  a  transaction  to  acquire  an  additional  ownership  in one of its
Unconsolidated  Joint  Ventures.  Under  the terms of the  agreement,  the  Operating  Partnership  became  the 100 percent owner of Twelve Oaks Mall and its joint venture  partner became the 100 percent owner of Lakeside,  subject to the  existing  mortgage  debt.  The  transaction  resulted  in a net  payment  to the joint  venture  partner of approximately  $25.5 million in cash. The  acquisition of the additional  interest in Twelve Oaks was accounted for as a purchase.  The Operating  Partnership continues to manage Twelve Oaks, while the joint venture partner assumed management  responsibility  for  Lakeside.  A gain of  $85.3  million  on the  transaction  was  recognized  by the
Company,  representing the excess of the fair value over the net book basis of the Company's  interest in Lakeside, adjusted for the $25.5 million paid and transaction costs.

Note 4 - Tax Elections

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

   Deferred tax assets and liabilities  reflect the impact of temporary  differences  between the amounts of assets and  liabilities for financial  reporting  purposes and the bases of such assets and liabilities as measured by tax laws.  Deferred tax assets are reduced,  if necessary,  by a valuation allowance to the amount where realization is more likely than not after  considering  all available  evidence.  The Company's  temporary  differences  primarily relate to  deferred  compensation,  depreciation  and  deferred  income.  During  the three and nine  months  ended
September 30, 2001,  utilization  of a deferred tax asset reduced the Company's  federal income tax expense to $0.1 million.  As of September  30, 2001,  the Company had a net deferred tax asset of $5.2  million,  after a valuation allowance of $4.7 million.

Note 5 - Investments in Unconsolidated Joint Ventures

   Following are the Company's  investments in  Unconsolidated  Joint  Ventures.  The Operating  Partnership is the
managing general partner or managing member in these Unconsolidated  Joint Ventures,  except for those denoted with a (*).

                                                                                            Ownership as of
         Unconsolidated Joint Venture               Shopping Center                       September 30, 2001
         ----------------------------               ---------------                       -------------------

        Arizona Mills, L.L.C. *                     Arizona Mills                                37%
        Dolphin Mall Associates                     Dolphin Mall                                 50
           Limited Partnership
        Fairfax Company of Virginia L.L.C.          Fair Oaks                                    50
        Forbes Taubman Orlando L.L.C. *             The Mall at Millenia                         50
                                                     (under construction)
        Rich-Taubman Associates                     Stamford Town Center                         50
        Tampa Westshore Associates                  International Plaza                          26
            Limited Partnership
        Taubman-Cherry Creek                        Cherry Creek                                 50
            Limited Partnership
        West Farms Associates                       Westfarms                                    79
        Woodland                                    Woodland                                     50

   In September  2001,  International  Plaza, a 1.3 million  square foot center,  opened in Tampa,  Florida.  As of
September 30, 2001, the Operating  Partnership has a preferred  investment in International Plaza of $19.2 million, on which an  annual  preferential  return  of 8.25%  will  accrue.  In  addition  to the  preferred  return  on its investment,  the Operating  Partnership will receive a return of its preferred investment before any available cash will be utilized for distributions to non-preferred partners.

   In March 2001, Dolphin Mall, a 1.4 million square foot value regional center,  opened in Miami,  Florida.  As of
September 30, 2001,  the Operating  Partnership  has a preferred  investment in Dolphin Mall of $25.9  million,  on which an annual preferential return of 16.0% will accrue.

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

   Combined  balance  sheet and  results  of  operations  information  are  presented  in the  following  table (in thousands) for all Unconsolidated Joint Ventures,  followed by the Operating  Partnership's  beneficial interest in the  combined  information.  Beneficial  interest is  calculated  based on the  Operating  Partnership's  ownership interest in each of the  Unconsolidated  Joint  Ventures.  The accounts of Lakeside  and Twelve Oaks,  formerly 50%
Unconsolidated  Joint Ventures,  are included in these results through the date of the transaction (Note 3). Twelve
Oaks is now 100% owned by the Operating Partnership and is a consolidated entity.

                                                                             September 30          December 31
                                                                             ------------          -----------
                                                                                 2001                 2000
                                                                                 ----                 ----
Assets:
  Properties                                                               $   1,361,766         $   1,073,818
  Accumulated depreciation and amortization                                     (233,508)             (189,644)
                                                                           -------------         -------------
                                                                           $   1,128,258         $     884,174
  Other assets                                                                    74,877                60,807
                                                                           -------------         -------------
                                                                           $   1,203,135         $     944,981
                                                                           =============         =============
Liabilities and partnership equity:
  Debt                                                                     $   1,116,499         $     950,847
  Other liabilities                                                              116,245                49,069
  TRG's partnership equity (accumulated deficiency in assets)                      1,686               (36,570)
  Unconsolidated Joint Venture Partners'
    accumulated deficiency in assets                                             (31,295)              (18,365)
                                                                           -------------         -------------
                                                                           $   1,203,135         $     944,981
                                                                           =============         =============

TRG's partnership equity (accumulated deficiency in
   assets) (above)                                                         $       1,686         $     (36,570)
TRG basis adjustments, including elimination of intercompany profit               22,084                17,266
TCO's additional basis                                                           126,045               128,322
                                                                           -------------         -------------
Investment in Unconsolidated Joint Ventures                                $     149,815         $     109,018
                                                                           =============         =============

                                                         Three Months Ended                Nine Months Ended
                                                            September 30                     September 30
                                                         ------------------                -----------------

                                                         2001            2000               2001           2000
                                                         ----            ----               ----           ----

Revenues                                             $    57,455      $    52,267       $   165,885     $   176,001
                                                     -----------      -----------       -----------     -----------
Recoverable and other operating expenses             $    20,558      $    18,626       $    58,964     $    62,516
Interest expense                                          18,740           15,992            54,900          49,911
Depreciation and amortization                             10,662            6,941            28,389          23,282
                                                     -----------      -----------       -----------     -----------
Total operating costs                                $    49,960      $    41,559       $   142,253     $   135,709
                                                     -----------      -----------       -----------     -----------
Income before extraordinary items                    $     7,495      $    10,708       $    23,632     $    40,292
Extraordinary items                                                                                         (18,576)
Cumulative effect of change in accounting
   principle                                                                                 (3,304)
                                                     -----------      -----------       -----------     -----------
Net income                                           $     7,495      $    10,708       $    20,328     $    21,716
                                                     ===========      ===========       ===========     ===========

Net income allocable to TRG                          $     4,045      $     5,507       $    10,935     $    11,389
Cumulative effect of change in accounting
   principle allocable to TRG                                                                 1,612
Extraordinary item allocable to TRG                                                                           9,288
Realized intercompany profit                               1,502              480             4,589           3,921
Depreciation of TCO's additional basis                      (759)            (759)           (2,277)         (3,047)
                                                     -----------      -----------       -----------     -----------
Equity in income before extraordinary items
   and cumulative effect of change in
   accounting principle of Unconsolidated
   Joint Ventures                                    $     4,788      $     5,228       $    14,859     $    21,551
                                                     ===========      ===========       ===========     ===========

Beneficial interest in Unconsolidated
  Joint Ventures' operations:
    Revenues less recoverable and other
      operating expenses                             $    20,844      $    18,182       $    60,549     $    63,290
    Interest expense                                      (9,713)          (8,564)          (28,772)        (26,728)
    Depreciation and amortization                         (6,343)          (4,390)          (16,918)        (15,011)
                                                     -----------      -----------       -----------     -----------
    Income before extraordinary items
      and cumulative effect of change in
      accounting principle                           $     4,788      $     5,228       $    14,859     $    21,551
                                                     ===========      ===========       ===========     ===========

Note 6 - Beneficial Interest in Debt and Interest Expense

   In September  2001,  the maturity  date of the  Company's  $40 million line of credit was extended from November
2001 to June 2002.

   In May 2001,  the Company  closed on a $168 million  construction  loan for The Mall at Wellington  Green.  This loan  bears  interest  at LIBOR  plus 1.85% and has an initial  term of three  years  with two  one-year  extension options.  The  interest  on $70  million of the loan is capped at 7.00% plus  credit  spread  and the  interest  on another  $70  million  is  capped at 7.25%  plus  credit  spread.  The  Operating  Partnership  guarantees  100% of principal  and  interest;  the amounts  guaranteed  will be reduced as certain  center  performance  and  valuation criteria are met (Note 8).

   The Operating  Partnership's  beneficial interest in the debt, capital lease obligations,  capitalized interest, and interest expense of its consolidated  subsidiaries and its  Unconsolidated  Joint Ventures is summarized in the following table. The Operating  Partnership's  beneficial interest in consolidated  subsidiaries  excludes debt and interest relating to the minority  interests in Great Lakes Crossing,  MacArthur Center, and The Mall at Wellington
Green.

                                                     At 100%                         At Beneficial Interest
                                          ------------------------------- ----------------------------------------------
                                                         Unconsolidated                   Unconsolidated
                                          Consolidated       Joint        Consolidated        Joint
                                          Subsidiaries      Ventures      Subsidiaries       Ventures         Total
                                          ------------- ----------------- -------------- ----------------- -------------
                                                                    (in thousands of dollars)

Debt as of:
   September 30, 2001                        1,385,055        1,116,499      1,308,506           548,327      1,856,833
   December 31, 2000                         1,173,973          950,847      1,105,008           483,683      1,588,691

Capital Lease Obligations:
   September 30, 2001                              634              200            585               132            717
   December 31, 2000                             1,581              630          1,522               416          1,938

Capitalized Interest
   Nine months ended September 30, 2001         22,234           13,883         21,975             5,634         27,609
   Nine months ended September 30, 2000         16,962            8,451         16,962             3,757         20,719

Interest expense:
   Nine months ended September 30, 2001         47,363           54,900         43,594            28,772         72,366
   Nine months ended September 30, 2000         41,566           49,911         37,795            26,728         64,523

Note 7 - Incentive Option Plan

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
The Operating  Partnership's  units issued in connection with the incentive option plan are exchangeable for shares of the  Company's  common  stock under the  Continuing  Offer (Note 8).  There were  options  for  1,128,852  units exercised during the nine months ended September 30, 2001 at an average  exercise price of $11.11 per unit.  During the nine months ended  September 30, 2000,  options for 11,854 units were exercised at a weighted  average price of
$9.93 per unit.  There were no options  granted or  cancelled  during the nine months  ended  September  30,  2001.
There were  options  for 250,000  units  granted at $11.25 per unit and  options  for 65,180  units were  cancelled during the nine months ended  September  30, 2000 at a weighted  average  exercise  price of $12.45 per unit. As of
September 30, 2001,  there were vested  options for 5.8 million  units with a weighted  average  exercise  price of
$11.32 per unit and  outstanding  options  (including  unvested  options)  for a total of 6.5 million  units with a weighted average  exercise price of $11.39 per unit.  Options for 3.6 million units granted at $11.14 per unit will expire in November 2002 if not exercised.

Note 8 - Commitments and Contingencies

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

   Based on a market value at September  30, 2001 of $12.50 per common share,  the aggregate  value of interests in the Operating  Partnership  that may be tendered under the Cash Tender  Agreement was  approximately  $308 million.
The purchase of these  interests at September 30, 2001 would have resulted in the Company  owning an additional 30%
interest in the Operating Partnership.

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

   Payments  of  principal  and  interest  on the loans in the  following  table are  guaranteed  by the  Operating
Partnership  as of  September  30,  2001.  All of the  loan  agreements  provide  for a  reduction  of the  amounts guaranteed as certain center performance and valuation criteria are met.

                                                      TRG's           Amount of
                                                   beneficial       loan balance      % of loan
                                                   interest in       guaranteed        balance        % of interest
                               Loan balance       loan balance         by TRG        guaranteed        guaranteed
Center                         as of 9/30/01      as of 9/30/01     as of 9/30/01      by TRG            by TRG
------                         -------------      -------------     -------------    -----------       ------------
                                         (in millions of dollars)
Dolphin Mall                        164.6             82.3              82.3               50%             100%
Great Lakes Crossing                151.6            128.9             151.6              100%             100%
International Plaza                 153.0             40.5             153.0              100%(1)          100%(1)
The Mall at Millenia                 37.4             18.7              18.7               50%              50%
The Mall at Wellington Green        106.3             95.7             106.3              100%             100%
The Shops at Willow Bend            179.6            179.6             179.6              100%             100%

(1)  An investor in the  International  Plaza venture has indemnified  the Operating  Partnership to the extent of approximately 25% of the amounts guaranteed.

   In addition,  the Operating  Partnership has guaranteed  capital lease  obligations of  approximately $4 million relating  to its  investment  in  MerchantWired,  and  has  committed  approximately  $2  million  in  funding  for
Constellation Real Technologies, LLC.

Note 9 - Common Stock Repurchases

   In March 2000,  the Company's  Board of Directors  authorized the purchase of up to $50 million of the Company's common stock in the open market.  The stock may be purchased from time to time as market  conditions  warrant.  For each share of the Company's stock  repurchased,  an equal number of the Company's  Operating  Partnership units are redeemed.  As of  September  30,  2001,  the Company had  purchased  and the  Operating  Partnership  had  redeemed approximately 4.1 million shares and units for approximately $47.1 million under this program.

Note 10 - Earnings Per Share

   Basic  earnings per common share are  calculated by dividing  earnings  available to common  shareowners  by the average  number of common  shares  outstanding  during each  period.  For diluted  earnings per common  share,  the
Company's  ownership  interest in the Operating  Partnership  (and  therefore  earnings) are adjusted  assuming the exercise of all options for units of partnership interest under the Operating  Partnership's  incentive option plan having  exercise  prices less than the average market value of the units using the treasury  stock method.  For the three  months  ended  September  30, 2001 and 2000,  options for 0.2 million and 6.9 million  units of  partnership interest with average  exercise  price of $13.89 and $11.51 per unit were excluded from the  computation of diluted earnings  per unit  because  the  exercise  prices  were  greater  than the  average  market  price for the  period calculated.  For the nine months ended  September 30, 2001 and 2000,  options for 0.8 million and 3.6 million units of  partnership  interest  with  average  exercise  price of $13.30  and  $12.14  per unit were  excluded  from the computation  of diluted  earnings per unit because the exercise  prices were greater than average  market price for the period calculated.

                                                                   Three Months                    Nine Months
                                                                Ended September 30             Ended September 30
                                                                ------------------             ------------------
                                                                2001             2000          2001          2000
                                                                ----             ----          ----          ----
                                                                         (in thousands, except share data)
Income (loss) before extraordinary items and cumulative effect of change in accounting principle allocable to common
  shareowners (Numerator):
   Net income (loss) allocable to common shareowners        $    (1,354)   $    85,665    $    (8,393)   $     79,876
   Common shareowners' share of cumulative effect of
     change in accounting principle                                                             4,924
   Common shareowners' share of extraordinary items                                                             5,823
                                                            -----------    -----------     ----------    ------------
   Basic income (loss) before extraordinary items and
     cumulative effect of change in accounting principle    $    (1,354)   $    85,665     $   (3,469)   $     85,699
   Effect of dilutive options                                       (78)          (349)          (325)           (451)
                                                            -----------    -----------     ----------    ------------
   Diluted income (loss) before extraordinary items and
     cumulative effect of change in accounting principle    $    (1,432)   $    85,316     $   (3,794)   $     85,248
                                                            ===========    ===========     ==========    ============

Shares (Denominator) - basic and diluted                     50,987,512     52,545,001     50,526,117      52,797,985
                                                            ===========    ===========     ==========    ============

Income (loss) before extraordinary items and
  cumulative effect of change in accounting principle
   per common share - basic                                 $    (0.03)    $      1.63     $    (0.07)   $       1.62
                                                            ===========    ===========     ==========    ============
   per common share - diluted                               $    (0.03)    $      1.62     $    (0.08)   $       1.61
                                                            ===========    ===========     ==========    ============

Extraordinary items per common share - basic and diluted                                                 $      (0.11)
                                                                                                         ============

Cumulative effect of change in accounting
   principle per common share - basic and diluted                                          $    (0.10)
                                                                                           ==========

Note 11 - Cash Flow Disclosures and Noncash Investing and Financing Activities

   Interest on mortgage  notes and other loans paid during the nine months ended  September 30, 2001 and 2000,  net of amounts capitalized of $22.2 million and $17.0 million, was $43.0 million and $36.2 million,  respectively.  The following  non-cash  investing and financing  activities  occurred  during the nine months ended September 30, 2001 and 2000:

                                                                             Nine Months ended September 30
                                                                             ------------------------------
                                                                                2001                  2000
                                                                                ----                  ----

Non-cash additions to properties                                           $   32,827            $   21,461
Non-cash contributions to Unconsolidated Joint Ventures                         3,778                 2,762
Step-up in Company's basis in Twelve Oaks (Note 3)                                                  121,654
Land contracts                                                                    800                 7,341
Debt assumed with Twelve Oaks transaction (Note 3)                                                   50,015
Partnership units released                                                        878
Unrealized gain on interest rate instruments included in
   Other Comprehensive Income (Note 2)                                          2,240
Adjustment of interest rate instruments -
   Cumulative effect of change in accounting principle (Note 2)                 8,404

   Non-cash  additions to properties  primarily  represent  accrued  construction and tenant allowance costs of new centers and development projects.

   In April 2001, the $10 million  investment in Swerdlow was converted into a note receivable  bearing interest of
12% with a maturity date in December 2001.

Note 12 - Subsequent Events

   In October 2001,  the Operating  Partnership  completed an $82.5 million  financing  secured by Regency  Square.
The new financing  bears interest at a coupon rate of 6.75% and matures in November  2011.  Including the effect of a treasury lock and other financing costs, the all-in rate on this mortgage is 7.19%.

   In November  2001,  the  Operating  Partnership  closed on a $275 million line of credit to replace its previous
$200  million  line.  The new line of  credit  bears  interest  at a rate of LIBOR  plus  0.90% and is  secured  by
Fairlane Town Center and Twelve Oaks Mall.  The facility has a three year term with a one year extension option.

   The net proceeds of the October and November  financings  were used to pay off $150  million  outstanding  under loans previously secured by Twelve Oaks Mall and the balance under the expiring revolving credit facility.

   In October 2001,  the Operating  Partnership  committed to a  restructuring  of its  development  operations.  A restructuring  charge of  approximately  $2.0 million will be recorded  during the three months ended  December 31,
2001,  primarily  representing  the  cost  of  certain  involuntary  terminations  of  personnel.  Pursuant  to the restructuring plan, 17 positions were eliminated within the development department.

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

   The following table summarizes certain quarterly operating data for 2000 and the first three quarters of 2001.

                         1st         2nd         3rd          4th                         1st          2nd          3rd
                       Quarter     Quarter     Quarter      Quarter        Total        Quarter      Quarter      Quarter
                         2000        2000        2000        2000          2000          2001         2001         2001
                      ----------- ----------- ----------- ------------ -------------- ------------ ------------ ------------
                                                                 (in thousands)
Mall tenant sales       $589,996    $628,999    $602,417    $895,783       $2,717,195   $570,223     $605,945     $617,805
Revenues                 132,331     130,923     127,034     142,318          532,606    132,903      137,964      139,640
Occupancy:
     Average              88.8%       88.1%       88.8%       90.3%           89.1%       87.0% (1)    85.5%(2)     84.0% (3)
     Ending               88.5%       88.1%       89.2%       90.5%           90.5%       85.1% (1)    85.6%(2)     83.0% (3)
Leased space              91.4%       90.5%       91.7%       93.8%           93.8%       90.8% (1)    90.0%(2)     88.0% (3)

(1)  Excluding centers that opened in 2001,  average occupancy,  ending occupancy,  and leased space would have been 88.1%, 88.4%, and 92.4%, respectively.
(2)  Excluding centers that opened in 2001,  average occupancy,  ending occupancy,  and leased space would have been 87.9%, 87.7%, and 91.8%, respectively.
(3)  Excluding centers that opened in 2001,  average occupancy,  ending occupancy,  and leased space would have been 87.6%, 87.7%, and 91.5%, respectively

   Because the  seasonality  of sales  contrasts with the generally  fixed nature of minimum rents and  recoveries, mall tenant occupancy costs (the sum of minimum rents,  percentage rents and expense recoveries)  relative to sales are  considerably  higher in the first three  quarters than they are in the fourth  quarter.  The  following  table summarizes occupancy costs,  excluding utilities,  for mall tenants as a percentage of sales for 2000 and the first three quarters of 2001:

                                        1st       2nd        3rd        4th                   1st        2nd         3rd
                                      Quarter   Quarter    Quarter    Quarter     Total     Quarter    Quarter     Quarter
                                       2000       2000       2000       2000       2000       2001       2001       2001
                                     --------- ---------- ---------- ---------- ---------- ---------- ---------- -----------

 Minimum rents                           11.3%     10.6%      10.6%       7.2%       9.7%      11.2%      10.5%      11.2%
 Percentage rents                         0.3       0.1        0.1        0.6        0.3        0.3        0.1        0.1
 Expense recoveries                       4.8       4.7        4.7        3.7        4.4        5.0        5.1        4.8
 Mall tenant occupancy costs             16.4%     15.4%      15.4%      11.5%      14.4%      16.5%      15.7%      16.1%

Current Operating Trends

   In 2001,  the regional  shopping  center  industry has been affected by the  softening of the national  economic cycle.  Economic  pressures  that affect  consumer  confidence,  job growth,  energy  costs,  and income  gains can affect  retail  sales  growth  and  impact  the  Company's  ability  to  lease  vacancies  and  negotiate  rents at advantageous  rates.  A number of regional  and  national  retailers  have  announced  store  closings or filed for bankruptcy.  In  addition  to overall  economic  pressures,  the events of  September  11 had a negative  impact on
September sales,  although  centers' traffic counts have recently  returned to pre-September 11 levels.  During the remainder of 2001, largely as a result of the current economic  conditions,  the Company expects that the year over year  comparisons of average  occupancy of its portfolio may continue to decline,  tenant  bankruptcies  may exceed historical  levels,  and tenant sales may  continue to  moderate or decrease.  The impact of a softening economy on the Company's current results of operations may be moderated by lease cancellation income,  which tends to increase in down-cycles of the economy.

   For the nine months ended  September 30, 2001, for the first time in the Company's  history as a public company, sales per square foot  decreased  in  comparison  to the  corresponding  period in the prior year,  reflecting  the current  difficult retail  environment as well as the direct impact of the events of September 11. Sales per square foot for the three and nine months ended September 30, 2001 decreased by 4.0% and 1.5%,  respectively,  in relation to the  comparable  periods  of  2000.  Through  August  2001,  sales  per  square  foot had  decreased  by 0.3% in comparison  to the same  period in 2000,  with  sales per  square  foot for  September  2001  decreasing  9.8% from
September  2000.  In addition,  an increased  number of the  Company's  tenants have sought the  protection  of the bankruptcy  laws in 2001.  The number of leases so affected was 3.9% through  September 30, 2001,  compared to 2.3%
for the full year in 2000.  This  statistic  for the full year  2001 may  exceed  the  Company's  highest  reported statistic of 4.5%.  However, not all bankruptcies result in tenants closing.

   On a comparable  center  basis,  average  occupancy  was 87.6% for the third quarter of 2001, a decrease of 1.4%
from 89.0% for the third  quarter of 2000,  and 87.9% for the nine months ended  September  30, 2001, a decrease of
1.0% from 88.9% for the comparable period of 2000.  The performance of two centers  (Beverly Center and Great Lakes
Crossing) accounted for the majority of the decline in occupancy.  The Company is in the process of remerchandising
Beverly  Center  resulting  in  a  higher number  of frictional vacancies  at the center.  In addition, a number of unanticipated early lease terminations caused a decline in occupancy at Great Lakes Crossing.

   The negative  sales trend also  directly  impacts the amount of  percentage  rents  certain  tenants and anchors pay.  However,  the  effects  of  declines  in  sales  experienced  during  2001 on the  Company's  operations  are moderated by the relatively minor share of total rents (approximately three percent) percentage rents represent.

   The Company  also expects the tragic events  of September 11 will  have  an impact on future insurance coverage.
The Company presently has coverage for  terrorist  acts in  its  policies,  which expire in April 2002. The Company expects  that  the insurance  industry  will not  be prepared  to offer  this coverage  at  the  Company's renewal.
Current expectations are that the government will likely offer some type of coverage for terrorism.

   Given the state of the  insurance  industry  prior to September  11, and the impact of September 11, the Company believes its  premiums  could increase by as much as 50 to 75% for  property  coverage  and over 25% for  liability
coverage.   These   increases   would   impact  the   Company's   common  area   maintenance   rates  paid  by  the
Company's  tenants by about 30 cents per square foot.  Total  occupancy costs paid by tenants signing leases in the
Company's traditional centers are on average about $70 per square foot.

Rental Rates

    Annualized  average  base  rent  per  square  foot  for  all  mall  tenants   at  the  16   centers  owned  and
open for at least two years was $40.92 for the three months ended  September  30, 2001,  compared to $39.56 for the three months ended  September 30, 2000. As leases have expired in the shopping  centers,  the Company has generally been able to rent the  available  space,  either to the existing  tenant or a new tenant,  at rental rates that are higher than those of the expired leases. In periods of increasing  sales,  rents on new leases will tend to rise as tenants'  expectations  of future growth become more  optimistic.  In periods of slower growth or declining  sales, rents on new leases will grow more  slowly or will  decline  for the  opposite  reason.  However,  center  revenues nevertheless  increase as older leases roll over or are  terminated  early and replaced with new leases  negotiated at current rental rates that are usually higher than the average rates for existing leases.

Results of Operations

New Center Openings

   In March  2001,  Dolphin  Mall,  a 1.4 million  square foot value  regional  center,  opened in Miami,  Florida.
Dolphin  Mall is a 50% owned  Unconsolidated  Joint  Venture  and is  accounted  for under the equity  method.  The
Operating  Partnership will be entitled to a preferred return on approximately $26 million of equity  contributions made to this center through September 2001, which were used to fund construction costs.

   The Shops at Willow  Bend,  a wholly owned  regional  center,  opened  August 3, 2001 in Plano,  Texas.  The 1.5 million  square  foot  center is  anchored  by Neiman  Marcus,  Saks  Fifth  Avenue,  Lord &  Taylor,  Foley's  and
Dillard's.  Saks Fifth Avenue will open in 2004.

   International  Plaza, a 1.3 million square foot regional center,  opened  September 14, 2001 in Tampa,  Florida.
International  Plaza is anchored by Nordstrom,  Lord & Taylor,  Dillard's and Neiman Marcus. The Company originally had a controlling  50.1%  interest in the  partnership  (Tampa  Westshore)  that owns the project.  The Company was responsible  for  providing  the funding for project  costs in excess of  construction  financing in exchange for a preferential  return.  In November 1999, the Company entered into  agreements  with a new investor,  which provided funding  for the  project  and  thereby  reduced the  Company's  ownership  interest  to  approximately  26%. It is anticipated that given the preferential return  arrangements,  the original 49.9% owner in Tampa Westshore will not initially receive cash distributions.  The Company expects to be initially  allocated  approximately 33% of the net operating income of the project, with an additional 7% representing return of capital.

   The Mall at Wellington  Green, a 1.3 million square foot regional  center,  opened October 5, 2001 in Palm Beach
County,  Florida and is initially  anchored by Lord & Taylor,  Burdines,  Dillard's and  JCPenney.  A fifth anchor,
Nordstrom,  is obligated  under the  reciprocal  easement  agreement to open within 24 months of the opening of the center and is presently  expected to open in 2003.  The center is owned by a joint  venture in which the  Operating
Partnership has a 90% controlling  interest.  In May 2001, the Company closed on a $168 million  construction  loan for the Mall at  Wellington  Green.  The loan bears  interest at LIBOR plus 1.85% and has an initial  term of three years with two  one-year  extension  options.  The  interest on $70 million of the loan is capped at 7% plus credit spread and the interest on another $70 million is capped at 7.25% plus credit spread.

   The Company's share of costs for the four centers is projected to be approximately  $700 million.  Approximately
$45 million of this amount  represents  costs related to the opening of Nordstrom's and additional  tenant space at
Wellington  Green in 2003 and the opening of Saks Fifth  Avenue at Willow Bend in 2004.  Based on leases  currently signed  and out for  signature,  the  Company  expects  returns  on these  four new  centers to average 9% in 2002.
Approximately  100  additional  stores  remain  to be  leased  at these  centers  in order to  achieve  anticipated stabilized  returns of 11%. These returns exclude land sale gains upon which interest  expense savings on the gains will add  approximately  0.25% to the projects'  returns,  based on interest  savings due to the reduction of debt.
Estimates  regarding  returns on projects are  forward-looking  statements  and certain  significant  factors could cause the actual  results to differ  materially,  including but not limited to: 1) actual  results of  negotiations with tenants,  contractors,  and residual land purchasers;  2) cost overruns;  3) timing of tenant  openings,  land sales, and project expenditures; and 4) early lease terminations and bankruptcies.

Other Significant Debt, Equity, and Other Transactions

   The following  represent other  significant  debt,  equity,  and other  transactions  which affect the operating results  described  under  Comparison of Three Months Ended  September 30, 2001 to the Three Months Ended September
30, 2000 and comparison of Nine Months Ended September 30, 2001 to the Nine Months Ended September 30, 2000.

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

   In August  2000,  the  Company  completed  a  transaction  to  acquire  an  additional  ownership  in one of its
Unconsolidated Joint Ventures.  Under the terms of the agreement,  the Operating  Partnership became the 100% owner of Twelve  Oaks Mall and the joint  venture  partner  became the 100% owner of  Lakeside,  subject to the  existing mortgage  debt.  The  transaction  resulted in a net payment to the joint venture  partner of  approximately  $25.5 million in cash.  The results of Twelve Oaks have been  consolidated  in the  Company's  results  subsequent to the acquisition  date (prior to that date,  Twelve Oaks was accounted for under the equity method as an  Unconsolidated
Joint Venture).  A gain of $85.3 million on the transaction  was recognized by the Company  representing  its share of the excess of the fair value over the net book basis of the  Company's  interest in  Lakeside,  adjusted for the
$25.5 million paid and transaction costs.

   In January  2000, a $76 million  refinancing  of Stamford Town Center was  completed.  The proceeds were used to repay the $54 million  participating  mortgage,  the $18.3 million  prepayment  premium,  and accrued  interest and transaction costs. The Operating  Partnership  recognized its $9.3 million share of an extraordinary  charge, which consisted primarily of a prepayment premium.

Subsequent Events

   In October 2001,  the Operating  Partnership  completed an $82.5 million  financing  secured by Regency  Square.
The new financing  bears interest at a coupon rate of 6.75% and matures in November  2011.  Including the effect of a treasury lock and other financing costs, the all-in rate on this mortgage is 7.19%.

   In October 2001,  the Operating  Partnership  committed to a  restructuring  of its  development  operations.  A restructuring  charge of  approximately  $2.0 million will be recorded  during the three months ended  December 31,
2001,  primarily  representing  the  cost  of  certain  involuntary  terminations  of  personnel.  Pursuant  to the restructuring plan, 17 positions were eliminated within the development department.

   In November  2001,  the  Operating  Partnership  closed on a new $275 million of credit  (Liquidity  and Capital
Resources).  The net proceeds of the October and November  financings were used to pay off $150 million outstanding under loans previously secured by Twelve Oaks Mall and the balance under the expiring revolving credit facility.

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

   In addition to the  transition  adjustments,  the Company  recognized  as a reduction  of earnings  its share of unrealized  losses of $1.0 million and $3.5  million  during the three and nine months  ended  September  30, 2001, respectively,  due to the decline in interest rates and the resulting  decrease in value of the Company's  interest rate  agreements.  Of these  amounts,  approximately  $0.9 million and $3.1 million  represent the changes in value of the Dolphin swap agreement and the remainder represents the changes in time value of cap instruments.

   The Company  recognized  a reduction  in OCI of  approximately  $3.3  million and $1.5 million for the three and nine months ended  September 30, 2001,  respectively.  Included in these amounts were $2.7 million and $1.8 million in  reductions  related to a treasury  lock hedging the Regency  Square  financing  that  occurred in October 2001, partially  offset by $0.1 million and $0.3 million of OCI  reclassified  into  earnings.  Also  included in the net reduction of OCI for the three months  ended  September  30,  2001,  was $0.7  million  related to a treasury  lock entered  into in March  2001 that was  derecognized  as a hedge and  closed  out in  September  2001.  The  Company recognized a slight net gain on the settlement.

   Of the net derivative  losses of $2.2 million  included in Accumulated OCI as of September 30, 2001, the Company
expects that  approximately  $0.6 million will be  reclassified  into earnings during the next twelve months as the related  interest  expense is accrued.  Except as noted above, no hedges were  derecognized or discontinued  and no other hedge ineffectiveness occurred during the three or nine months ended September 30, 2001.

Comparable Center Operations

   The  performance  of the  Company's  portfolio  can be  measured  through  comparisons  of  comparable  centers'
operations.  During the three  months  ended  September  30,  2001,  revenues  (excluding  land  sales and  certain individually  significant  lease  cancellation  fees) less operating costs (operating and recoverable  expenses) of those centers owned and open for the entire period  increased  approximately  two percent in comparison to the same centers'  results in the  comparable  period of 2000.  This growth was primarily due to increases in minimum rents, revenue from the JCDecaux program,  and expense  reductions.  The Company expects that comparable center operations will  increase  annually by two to three  percent.  This is a  forward-looking  statement  and certain  significant factors  could cause the actual  results to differ  materially;  refer to the  General  Risks of the Company in the
Company's latest filing on Form 10-K.

Presentation of Operating Results

   The following tables contain the combined  operating  results of the Company's  Consolidated  Businesses and the
Unconsolidated  Joint Ventures.  Income allocated to the noncontrolling  partners of the Operating  Partnership and preferred  interests is deducted to arrive at the results  allocable to the Company's common  shareowners.  Because the net  equity of the  Operating  Partnership  is less than  zero,  the  income  allocated  to the  noncontrolling partners  is equal to their share of  distributions.  The net equity of these  minority  partners is less than zero due to accumulated  distributions  in excess of net income and not as a result of operating  losses.  Distributions to partners are usually greater than net income because net income includes  non-cash  charges for depreciation and amortization,  although  distributions  were less than net income during 2000 due to the gain on the disposition of the Company's  interest in Lakeside.  Also,  losses allocable to minority  partners in certain  consolidated  joint ventures are added back to arrive at the net results of the Company.  The Company's  average  ownership  percentage of the  Operating  Partnership  was  approximately  62% and 63% in the  2001 and 2000  periods,  respectively.  The results of Twelve Oaks are included in the  Consolidated  Businesses  in 2001,  while both Twelve Oaks and Lakeside are included as Unconsolidated Joint Ventures through the date of the transaction.

Comparison of the Three Months Ended September 30, 2001 to the Three Months Ended September 30, 2000

   The following  table sets forth  operating  results for the three months ended  September 30, 2001 and September
30, 2000, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

                                             Three months ended September 30, 2001          Three months ended September 30, 2000
                                      -------------------------------------------------------------------------------------------------
                                                                            TOTAL OF                                       TOTAL OF
                                                        UNCONSOLIDATED   CONSOLIDATED                   UNCONSOLIDATED  CONSOLIDATED
                                                            JOINT         BUSINESSES     CONSOLIDATED       JOINT      BUSINESSES AND
                                         CONSOLIDATED    VENTURES AT         AND          BUSINESSES     VENTURES AT   UNCONSOLIDATED
                                          BUSINESSES       100%(1)      UNCONSOLIDATED                     100%(1)     JOINT VENTURES
                                                                            JOINT                                            AT
                                                                         VENTURES AT                                        100%
                                                                             100%
                                      -------------------------------------------------------------------------------------------------
                                                                           (in millions of dollars)

REVENUES:
  Minimum rents                                43.6            36.5             80.1           38.7           33.7             72.4
  Percentage rents                              0.5             0.3              0.8            0.6            0.3              0.9
  Expense recoveries                           25.2            18.2             43.4           22.4           17.0             39.5
  Management, leasing and development           6.6                              6.6            5.1                             5.1
  Other                                         6.4             2.5              8.8            7.9            1.2              9.1
                                               ----            ----            -----           ----           ----            -----
Total revenues                                 82.2            57.5            139.6           74.8           52.3            127.0

OPERATING COSTS:
  Recoverable expenses                         22.3            16.3             38.6           20.3           14.9             35.2
  Other operating                               8.5             2.9             11.5            6.6            2.9              9.5
  Management, leasing and development           4.8                              4.8            4.6                             4.6
  General and administrative                    4.9                              4.9            4.6                             4.6
  Interest expense                             17.2            18.7             35.9           14.7           16.0             30.8
  Depreciation and amortization (2)            16.9            10.6             27.6           14.8            6.8             21.6
                                               ----            ----            -----           ----           ----            -----
Total operating costs                          74.7            48.6            123.3           65.7           40.7            106.4
                                               ----            ----            -----           ----           ----            -----
                                                7.5             8.8             16.3            9.0           11.6             20.6
                                                               ====             ====                          ====            =====

Equity in income of
Unconsolidated Joint Ventures (2)               4.8                                             5.2
                                               ----                                            ----
Income before gain on disposition and
  minority and preferred interests             12.3                                            14.3
Gain on disposition of interest in                                                             85.3
  center
TRG preferred distributions                    (2.3)                                           (2.3)
Minority share of consolidated
  joint ventures                                0.6
Minority share of income of TRG                (3.2)                                          (47.3)
Distributions less than (in excess of)
  minority share of income                     (4.7)                                           39.8
                                               ----                                            ----
Net income                                      2.8                                            89.8
Series A preferred dividends                   (4.2)                                           (4.2)
                                               ----                                            ----
Net income (loss) allocable to common
  shareowners                                  (1.4)                                           85.7
                                               ====                                            ====

SUPPLEMENTAL INFORMATION (3):
  EBITDA - 100%                                41.7            38.2             79.8           38.6           34.5             73.1
  EBITDA - outside partners' share             (1.5)          (17.3)           (18.9)          (1.5)         (16.3)           (17.8)
                                               ----            ----            -----           ----           ----            -----
  EBITDA contribution                          40.1            20.8             61.0           37.0           18.2             55.2
  Beneficial Interest Expense                 (16.0)           (9.7)           (25.7)         (13.4)          (8.6)           (22.0)
  Non-real estate depreciation                 (0.6)                            (0.6)          (0.8)                           (0.8)
  Preferred dividends and distributions        (6.4)                            (6.4)          (6.4)                           (6.4)
                                               ----            ----            -----           ----           ----            -----
  Funds from Operations contribution           17.1            11.1             28.2           16.4            9.6             26.0
                                               ====            ====             ====           ====           ====            =====

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
(2)  Amortization  of the  Company's  additional  basis in the Operating  Partnership  was $1.9 million in both
     2001 and 2000. Of this amount,  $0.8 million was included in equity in income of  Unconsolidated  Joint Ventures,  while $1.1 million was included in depreciation and amortization.
(3)  EBITDA  represents  earnings before interest and depreciation and  amortization.  Funds from Operations is defined and discussed in Liquidity and Capital Resources.
(4)  Amounts  in the  table  may not add due to  rounding.  Certain  reclassifications  have  been made to 2000 amounts to conform to 2001 classifications.

Consolidated Businesses

   Total  revenues  for the three  months  ended  September  30, 2001 were $82.2  million,  a $7.4  million or 9.9%
increase over the  comparable  period in 2000.  Minimum rents  increased $4.9 million of which $4.7 million was due to the  opening of Willow  Bend and the  inclusion  of Twelve  Oaks.  Minimum  rents also  increased  due to tenant rollovers and advertising  space  arrangements,  offsetting  decreases in rent caused by lower  occupancy.  Expense recoveries  increased primarily due to Willow Bend and Twelve Oaks.  Management,  leasing,  and development revenue increased primarily due to the timing of leasing  transactions.  Other revenue decreased primarily due to decreases in gains on sales of  peripheral  land and interest  income,  primarily  offset by increases in lease  cancellation revenue.

   Total operating costs were $74.7 million,  a $9.0 million or 13.7% increase over the comparable  period in 2000.
Recoverable  expenses  increased  primarily due to Willow Bend and Twelve Oaks. Other operating  expense  increased due to Willow  Bend,  increased  marketing  expense,  and  losses  relating  to the  investment  in  MerchantWired.
Interest  expense  increased  primarily due to a decrease in  capitalized  interest upon opening of Willow Bend and increased  debt  incurred for working  capital  needs,  partially  offset by  decreases  due to changes in rates on floating rate debt. Depreciation expense increased due to Willow Bend and  Twelve Oaks.

Unconsolidated Joint Ventures

   Total  revenues  for the three  months  ended  September  30, 2001 were $57.5  million,  a $5.2  million or 9.9%
increase from the  comparable  period of 2000.  Rents and  recoveries  increased  primarily due to Dolphin Mall and
International  Plaza,  partially  offset by Lakeside and Twelve Oaks. Other revenue  increased  primarily due to an increase in lease cancellation revenue.

   Total  operating  costs  increased by $7.9 million to $48.6  million for the three  months ended  September  30,
2001.  Recoverable  expenses  increased  primarily  due to Dolphin and  International  Plaza,  partially  offset by
Lakeside and Twelve Oaks.  Interest  expense  increased due to a decrease in  capitalized  interest upon opening of
Dolphin  Mall and changes in the value of Dolphin  Mall's swap  agreement,  partially  offset by  decreases  due to
Lakeside  and Twelve  Oaks.  Depreciation  expense  increased  primarily  due to the  opening  of Dolphin  Mall and
International Plaza, partially offset by Lakeside and Twelve Oaks.

   As a result of the foregoing,  income of the  Unconsolidated  Joint  Ventures  decreased by $2.8 million to $8.8 million.  The Company's  equity in income of the  Unconsolidated  Joint  Ventures was $4.8 million,  a $0.4 million decrease from the comparable period in 2000.

Net Income

   As a result of the  foregoing,  the  Company's  income  before gain on  disposition  and minority and  preferred interests  decreased $2.0 million or 14.0% to $12.3 million for the three months ended  September 30, 2001.  During the third  quarter of 2000,  the Company  recognized an $85.3  million gain on the  disposition  of its interest in
Lakeside.  After  allocation of income to minority and  preferred  interests,  the net income  (loss)  allocable to common shareowners for 2001 was $(1.4) million compared to $85.7 million in 2000.

Comparison of the Nine Months Ended September 30, 2001 to the Nine Months Ended September 30, 2000

   The  following  table sets forth  operating  results for the nine months ended  September 30, 2001 and September
30, 2000, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

                                              Nine months ended September 30, 2001          Nine months ended September 30, 2000
                                      -------------------------------------------------------------------------------------------------
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
                                                                             100%
                                      -------------------------------------------------------------------------------------------------
                                                                           (in millions of dollars)

REVENUES:
  Minimum rents                               124.6           103.3            227.9          108.5          112.6            221.1
  Percentage rents                              2.6             1.1              3.7            2.4            1.3              3.8
  Expense recoveries                           75.7            51.0            126.7           64.5           58.1            122.6
  Management, leasing and development          19.0                             19.0           17.7                            17.7
  Other                                        22.7            10.5             33.2           21.2            4.0             25.2
                                               ----            ----            -----           ----           ----            -----
Total revenues                                244.6           165.9            410.5          214.3          176.0            390.3

OPERATING COSTS:
  Recoverable expenses                         65.6            46.2            111.8           56.6           48.6            105.2
  Other operating                              26.6             9.1             35.7           19.9           10.3             30.1
  Management, leasing and development          14.2                             14.2           14.7                            14.7
  General and administrative                   14.5                             14.5           13.9                            13.9
  Interest expense                             47.4            54.9            102.3           41.6           50.1             91.7
  Depreciation and amortization (3)            49.4            27.9             77.3           42.0           22.6             64.6
                                               ----            ----            -----           ----           ----            -----
Total operating costs                         217.7           138.1            355.8          188.6          131.6            320.2
Net results of Memorial City (2)                                                               (1.6)                           (1.6)
                                               ----            ----            -----           ----           ----            -----
                                               26.9            27.8             54.7           24.1           44.4             68.4
                                                               ====            =====                          ====            =====

Equity in income of
Unconsolidated Joint Ventures (3) (4)          14.9                                            21.6
                                               ----                                            ----
Income before gain on disposition,
  extraordinary items, cumulative
  effect of change in accounting principle,
  and minority and preferred interests         41.8                                            45.6
Gain on disposition of interest in                                                             85.3
  center
Extraordinary items                                                                            (9.3)
Cumulative effect of change in
  accounting principle                         (8.4)
TRG preferred distributions                    (6.8)                                           (6.8)
Minority share of consolidated
  joint ventures                                1.2
Minority share of income of TRG                (8.1)                                          (52.4)
Distributions less than (in excess of)
  minority share of income                    (15.7)                                           29.8
                                               ----                                            ----
Net income                                      4.1                                            92.3
Series A preferred dividends                  (12.5)                                          (12.5)
                                               ----                                            ----
Net income (loss) allocable to common
  shareowners                                  (8.4)                                           79.9
                                               ====                                            ====

SUPPLEMENTAL INFORMATION (5):
  EBITDA - 100%                               123.7           110.6            234.3          108.6          117.1            225.7
  EBITDA - outside partners' share             (5.5)          (50.0)           (55.5)          (5.7)         (53.8)           (59.5)
                                               ----            ----            -----           ----           ----            -----
  EBITDA contribution                         118.2            60.5            178.7          102.9           63.3            166.2
  Beneficial Interest Expense                 (43.6)          (28.8)           (72.4)         (37.8)         (26.7)           (64.5)
  Non-real estate depreciation                 (2.1)                            (2.1)          (2.3)                           (2.3)
  Preferred dividends and distributions       (19.2)                           (19.2)         (19.2)                          (19.2)
                                               ----            ----            -----           ----           ----            -----
  Funds from Operations contribution           53.3            31.8             85.1           43.6           36.6             80.2
                                               ====            ====            =====           ====           ====            =====

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
(3)  Amortization  of the Company's  additional  basis in the Operating  Partnership  was $5.7 million and $6.1 million in 2001 and 2000,  respectively.  Of these  amounts,  $2.3 million and $3.0 million were included in equity in income of  Unconsolidated  Joint  Ventures in 2001 and 2000,  respectively,  while $3.4 million and $3.0  million  were  included in depreciation and amortization in 2001 and 2000, respectively.
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

Consolidated Businesses

   Total  revenues for the nine months  ended  September  30, 2001 were $244.6  million,  a $30.3  million or 14.1%
increase  over the  comparable  period in 2000.  Minimum rents  increased  $16.1 million of which $15.3 million was due to the opening of Willow Bend and the  inclusion of Twelve Oaks.  Minimum  rents also  increased  due to tenant rollovers and advertising  space  arrangements,  offsetting  decreases in rent caused by lower  occupancy.  Expense recoveries  increased primarily due to Willow Bend and Twelve Oaks.  Management,  leasing,  and development revenue increased  primarily  due to  the  timing  of  leasing  transactions.  Other  revenue  increased  primarily  due to increases in lease  cancellation  revenue and interest income,  partially offset by a decrease in gains on sales of peripheral land.

   Total  operating  costs were $217.7  million,  a $29.1 million or 15.4% increase over the  comparable  period in
2000.  Recoverable  expenses  increased  primarily  due to Willow Bend and Twelve  Oaks.  Other  operating  expense increased  due to Willow Bend,  an increase in the charge to operations  for costs of  pre-development  activities, increased  marketing expense,  professional fees relating to process improvement  projects,  and losses relating to the investment in  MerchantWired.  Interest expense  increased  primarily due to debt assumed and incurred relating to Twelve Oaks and a decrease in  capitalized  interest  upon  opening of Willow Bend,  offset by decreases  due to changes in rates on floating  rate debt.  Depreciation  expense  increased  primarily due to Willow Bend and Twelve
Oaks.

Unconsolidated Joint Ventures

   Total  revenues  for the nine months  ended  September  30, 2001 were $165.9  million,  a $10.1  million or 5.7%
decrease from the comparable  period of 2000. Rents and recoveries  decreased  primarily due to Lakeside and Twelve
Oaks,  partially  offset by Dolphin Mall and  International  Plaza.  Other  revenue  increased  primarily due to an increase in lease cancellation revenue.

   Total  operating  costs  increased by $6.5 million to $138.1  million for the nine months  ended  September  30,
2001.  Recoverable  expenses decreased primarily due to Lakeside and Twelve Oaks,  partially offset by Dolphin Mall and International  Plaza.  Other operating expense decreased  primarily due to Twelve Oaks and Lakeside,  partially offset by Dolphin  Mall and  International  Plaza.  Interest  expense  increased  due to a decrease in  capitalized interest upon opening of Dolphin Mall and changes in the value of Dolphin Mall's swap agreement,  partially  offset by decreases  due to Lakeside and Twelve  Oaks.  Depreciation  expense  increased  primarily  due to the opening of
International Plaza and Dolphin Mall, partially offset by Lakeside and Twelve Oaks.

   As a result of the foregoing,  income before  extraordinary  items and cumulative effect of change in accounting principle  of the  Unconsolidated  Joint  Ventures  decreased  by $16.6  million to $27.8  million.  The  Company's equity in income before  extraordinary  items and the  cumulative  effect of the change in accounting  principle of the Unconsolidated Joint Ventures was $14.9 million, a $6.7 million decrease from the comparable period in 2000.

Net Income

   As a result of the foregoing,  the Company's income before gain on disposition,  extraordinary items, cumulative effect of change in accounting  principle,  and minority and preferred  interests  decreased  $3.8 million to $41.8 million for the nine months ended  September 30, 2001.  During 2001, a cumulative  effect of a change in accounting principle of $8.4 million was recognized in connection  with the Company's  adoption of SFAS 133.  During 2000, the
Company  recognized  an $85.3  million gain on the  disposition  of its  interest in Lakeside and an  extraordinary charge of $9.3 million related to the refinancing of the debt on Stamford Town Center.  After  allocation of income to minority and preferred  interests,  the net income (loss)  allocable to common  shareowners  for 2001 was $(8.4)
million compared to $79.9 million in 2000.

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

   As of September  30, 2001,  the Company had a  consolidated  cash balance of $20.5  million.  Additionally,  the
Company had a secured $200  million  line of credit.  This line had $108.0  million of  borrowings  as of September
30, 2001 and in November 2001 was replaced with a $275 million line of credit  expiring in November  2004,  bearing interest at LIBOR plus  0.90%,  and secured by  Fairlane  Town  Center and Twelve Oaks Mall.  The Company  also has available a second  secured bank line of credit of up to $40 million.  The line had $26.6  million of borrowings as of September 30, 2001 and expires in June 2002.

Summary of Investing Activities

   Net cash used in  investing  activities  was $206.4  million in 2001  compared to $150.4  million in 2000.  Cash used in investing  activities was impacted by the timing of capital  expenditures,  with additions to properties in
2001 and 2000 for the  construction  of The Mall at Wellington  Green and The Shops at Willow Bend as well as other development  activities  and other  capital  items  (see  Capital  Spending  below).  Net  proceeds  from  sales of peripheral  land were $7.1 million,  an increase of $4.5 million from 2000.  Although 2001 gains on land sales were less  than the  comparable  period in 2000,  net proceeds  were higher in 2001 because  certain 2000 sales involved land  contracts.  Contributions  to  Unconsolidated  Joint  Ventures were $52.7 million in 2001 and $6.4 million in
2000,  primarily  representing  funding for  construction  activities at Dolphin Mall and  International  Plaza. An additional $3.3 million was invested in  technology-related  ventures in 2001.  During 2000, net acquisition  costs of $23.6 million were  incurred in connection  with the Lakeside and Twelve Oaks  transaction.  Distributions  from
Unconsolidated Joint Ventures increased from 2000.

Summary of Financing Activities

   Financing  activities  contributed  cash of $124.5 million,  an increase of $61.8 million from the $62.7 million in 2000.  Debt proceeds,  net of repayments  and issuance  costs,  provided  $207.8 million in 2001, an increase of
$49.3  million from 2000.  Stock  repurchases  of $21.3 million were made in  connection  with the Company's  stock repurchase  program in 2001, an increase of $6.0 million from 2000.  Issuance of stock  pursuant to the  Continuing
Offer  contributed  $12.5 million in 2001.  Due to the timing of the 2001 quarter end, the Company's  third quarter
2001 preferred dividends and distributions were not paid until October 2001.

Beneficial Interest in Debt

    At  September  30,  2001,  the  Operating  Partnership's  debt and its  beneficial  interest in the debt of its
Consolidated  and  Unconsolidated  Joint Ventures  totaled $1,856.8 million with an average interest rate of 6.37%, excluding  amortization  of debt issuance costs and interest rate hedging  costs.  Debt issuance costs and interest rate hedging costs are reported as interest  expense in the results of  operations.  Amortization  of debt issuance costs added 0.43% to TRG's effective  interest rate in the third quarter of 2001.  Included in beneficial  interest in debt is debt used to fund  development and expansion costs.  Beneficial  interest in assets on which interest is being  capitalized  totaled $301.1 million as of September 30, 2001.  Beneficial  interest in capitalized  interest was $7.4 million and $27.6 million for the three and nine months ended September 30, 2001, respectively.

                                                                    Beneficial Interest in Debt
                                                    --------------------------------------------------------------
                                                        Amount     Interest     LIBOR      Frequency       LIBOR
                                                     (in millions   Rate at      Cap        of Rate         at
                                                      of dollars)   9/30/01     Rate         Resets       9/30/01
                                                      -----------  --------    -------     ---------      -------
Total beneficial interest in fixed rate debt            $943.6       7.57% (1)

Floating rate debt hedged via interest rate caps:
     Through October 2001                                 50.0       3.94        8.55%       Monthly        2.63%
     Through March 2002                                  100.0       4.77(1)     7.25        Monthly        2.63
     Through March 2002                                  144.5       5.23(1)     7.25        Monthly        2.63
     Through July 2002                                    43.4       5.16        6.50        Monthly        2.63
     Through August 2002                                  38.0       4.29        8.20        Monthly        2.63
     Through September 2002                              100.0(2)    5.44(1)     7.00        Monthly        2.63
     Through October 2002                                 26.5       5.50        7.10        Monthly        2.63
     Through November 2002                                80.2(3)    4.93(1)     8.75        Monthly        2.63
     Through May 2003                                    140.0(4)    5.66        7.15        Monthly        2.63
     Through September 2003                               63.0       5.55        7.00        Monthly        2.63
     Through September 2003                               54.0(5)    5.24(1)     7.25        Monthly        2.63
     Other floating rate debt                             73.6       4.77(1)
                                                      --------

Total beneficial interest in debt                     $1,856.8       6.37(1)
                                                      ========

(1)      Denotes weighted average interest rate before amortization of financing costs.
(2)      This  construction  debt at a 50% owned  unconsolidated  joint  venture is swapped at a rate of 6.14% when
         LIBOR is below 6.7%.
(3)      This construction debt at a 50% owned unconsolidated joint venture is hedged with an $80.2 million cap.
(4)      The notional  amount on the cap, which hedges a construction  facility,  accretes $7 million a month until it reaches $147 million.
(5)      The notional  amount on the cap, which hedges a construction  facility on a 90% owned  consolidated  joint venture, accretes $6 million a month until it reaches $70 million.

Sensitivity Analysis

   The Company has exposure to interest rate risk on its debt obligations and interest rate instruments. Subsequent to September 30, 2001,  in order to mitigate this risk the Company fixed the interest rates contracts on certain of its floating rate debt  obligations  through  the use of  long-term LIBOR contracts.  The  following table presents information about the Company's  beneficial  interest  in  debt as of November 2, 2001, including debt incurred and refinancings which occurred  through  that  date (Results of Operations-Subsequent Events), as well as use of these long-term LIBOR contracts.

                                                     Beneficial Interest      Weighted Average        Weighted
                                                           in Debt               Fixed Rate/           Average
                                                       as of 11/02/01           LIBOR+Spread         All-In Rate
                                                     -------------------      ----------------      ------------

   Fixed rate debt                                  $         1,026.1                   7.5%              7.7%

   Floating rate debt:
     Fixed to October/November 2002                             489.1                   4.2%              4.8%
     Fixed to July 2002                                          43.4                   5.2%              6.3%
     Fixed to March 2002                                        128.4                   4.0%              4.4%
     Fixed to February 2002                                      50.0                   3.1%              3.5%
     Floating month to month                                    150.1                   3.4%              4.3%
                                                    -----------------
   Total                                            $         1,887.1                   5.9%              6.3%
                                                    =================                   ====              ====

   Based on the  Operating  Partnership's  beneficial  interest in floating  rate debt in effect at  September  30,
2001,  excluding debt fixed under long-term LIBOR rate  contracts,  a one percent  increase or decrease in interest rates on this floating rate debt would  decrease or increase cash flows by  approximately  $3.2 million and, due to the effect of  capitalized  interest,  annual  earnings  by  approximately  $2.7  million.  Based on the  Company's consolidated  debt and interest  rates in effect at September  30, 2001, a one percent  increase in interest  rates would  decrease the fair value of debt by  approximately  $36.0 million,  while a one percent  decrease in interest rates would increase the fair value of debt by approximately $38.5 million.

Covenants and Commitments

   Certain loan agreements  contain various  restrictive  covenants,  including  limitations on net worth,  minimum debt service and fixed charges coverage ratios, a maximum payout ratio on  distributions,  and a minimum debt yield ratio, the latter being the most restrictive.  The Company is in compliance with all of such covenants.

   Payments  of  principal  and  interest  on the loans in the  following  table are  guaranteed  by the  Operating
Partnership  as of  September  30,  2001.  All of the  loan  agreements  provide  for a  reduction  of the  amounts guaranteed as certain center performance and valuation criteria are met.

                                                      TRG's           Amount of
                                                   beneficial       loan balance      % of loan
                                                   interest in       guaranteed        balance        % of interest
                               Loan balance       loan balance         by TRG        guaranteed        guaranteed
Center                         as of 9/30/01      as of 9/30/01     as of 9/30/01      by TRG            by TRG
------                         -------------      -------------     -------------    -----------      --------------
                                         (in millions of dollars)
Dolphin Mall                        164.6             82.3              82.3               50%             100%
Great Lakes Crossing                151.6            128.9             151.6              100%             100%
International Plaza                 153.0             40.5             153.0              100%(1)          100%(1)
The Mall at Millenia                 37.4             18.7              18.7               50%              50%
The Mall at Wellington Green        106.3             95.7             106.3              100%             100%
The Shops at Willow Bend            179.6            179.6             179.6              100%             100%

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

Reconciliation of Income to Funds from Operations

                                                            Three Months Ended              Three Months Ended
                                                             September 30, 2001             September 30, 2000
                                                            --------------------            ------------------
                                                                         (in millions of dollars)
Income before gain on disposition of interest
  in center and minority and preferred interests (1) (2)            12.3                           14.3
Depreciation and amortization (3)                                   16.9                           14.8
Share of Unconsolidated Joint Ventures'
   depreciation and amortization (4)                                 6.3                            4.4

Non-real estate depreciation                                        (0.6)                          (0.8)
Minority partners in consolidated joint ventures
   share of funds from operations                                   (0.3)                          (0.2)
Preferred dividends and distributions                               (6.4)                          (6.4)
                                                                    ----                           ----
Funds from Operations - TRG                                         28.2                           26.0
                                                                    ====                           ====
Funds from Operations allocable to TCO                              17.4                           16.3
                                                                    ====                           ====

(1)      Includes  gains on  peripheral  land sales of $0.9  million and $3.2  million for the three  months  ended
         September 30, 2001 and September 30, 2000, respectively.
(2)      Includes net  non-cash  straightline  adjustments  to minimum rent revenue and ground rent expense of $0.3 million and zero for the three months ended September 30, 2001 and September 30, 2000, respectively.
(3)      Includes $0.7 million and $0.5 million of mall tenant  allowance  amortization  for the three months ended
         September 30, 2001 and September 30, 2000, respectively.
(4)      Includes $0.6 million and $0.3 million of mall tenant  allowance  amortization  for the three months ended
         September 30, 2001 and September 30, 2000, respectively.
(5)      Amounts in this table may not add due to rounding.

                                                                   Nine Months Ended            Nine Months Ended
                                                                  September 30, 2001           September 30, 2000
                                                                  ------------------           ------------------
                                                                         (in millions of dollars)
Income before gain on disposition of interest in
   center, extraordinary items, cumulative
   effect of change in accounting principle, and
   minority and preferred interests (1) (2)                              41.8                         45.6
Depreciation and amortization (3)                                        49.4                         43.0
Share of Unconsolidated Joint Ventures'
   depreciation and amortization (4)                                     16.9                         15.0

Non-real estate depreciation                                             (2.1)                        (2.3)
Minority partners in consolidated joint ventures
   share of funds from operations                                        (1.7)                        (1.9)
Preferred dividends and distributions                                   (19.2)                       (19.2)
                                                                        -----                        -----
Funds from Operations - TRG                                              85.1                         80.2
                                                                        =====                        =====
Funds from Operations allocable to TCO                                   52.4                         50.2
                                                                        =====                        =====

(1)      Includes  gains on  peripheral  land sales of $3.6  million and $7.2  million  for the nine  months  ended
         September 30, 2001 and September 30, 2000, respectively.
(2)      Includes net  non-cash  straightline  adjustments  to minimum rent revenue and ground rent expense of $0.5 million and $(0.2) million for the nine months ended September 30, 2001 and September 30, 2000, respectively.
(3)      Includes  $1.9 million and $1.6 million of mall tenant  allowance  amortization  for the nine months ended
         September 30, 2001 and September 30, 2000, respectively.
(4)      Includes  $1.5 million and $0.9 million of mall tenant  allowance  amortization  for the nine months ended
         September 30, 2001 and September 30, 2000, respectively.
(5)      Amounts in this table may not add due to rounding.

Reconciliation of Funds from Operations to Income

                                                                  Three Months Ended           Three Months Ended
                                                                  September 30, 2001           September 30, 2000
                                                                  ------------------           ------------------
                                                                         (in millions of dollars)

Fund from Operations-TRG                                                 28.2                         26.0

Gain on disposition of interest in center                                                            116.5

Depreciation adjustments:
   Consolidated Businesses' depreciation and amortization               (16.9)                       (14.8)
   Minority partners in consolidated joint ventures
      share of depreciation and amortization                              1.0                          0.2
   Depreciation of TCO's additional basis                                 1.9                          1.9
   Non-real estate depreciation                                           0.6                          0.8
   Share of Unconsolidated Joint Ventures' depreciation and
     amortization                                                        (6.3)                        (4.4)
                                                                         ----                        -----
Net income - TRG                                                          8.4                        126.3
                                                                         ====                        =====

TCO's ownership share of net income of TRG (1)                            5.2                         79.0
TCO's additional basis in TRG gain on disposition
   of interest in center                                                                             (31.2)
Depreciation of TCO's additional basis                                   (1.9)                        (1.9)
                                                                         ----                        -----
Income before distributions in excess of earnings
   allocable to minority interest - TCO                                   3.3                         45.9
Distributions less than (in excess of) earnings allocable to minority
     interest                                                            (4.7)                        39.8
                                                                         ----                        -----
Net income (loss) allocable to common shareowners -TCO                   (1.4)                        85.7
                                                                         ====                        =====

(1)      TCO's average  ownership of TRG was  approximately 62% and 63% during the three months ended September 30,
         2001 and 2000.
(2)      Amounts in this table may not add due to rounding.

                                                                        Nine Months Ended           Nine Months Ended
                                                                       September 30, 2001          September 30, 2000
                                                                       ------------------          ------------------
                                                                                 (in millions of dollars)

Fund from Operations-TRG                                                      85.1                        80.2

Gain on disposition of interest in center                                                                116.5

Depreciation adjustments:
   Consolidated Businesses' depreciation and amortization                    (49.4)                      (43.0)
   Minority partners in consolidated joint ventures
      share of depreciation and amortization                                   2.6                         1.9
   Depreciation of TCO's additional basis                                      5.7                         6.1
   Non-real estate depreciation                                                2.1                         2.3
   Share of Unconsolidated Joint Ventures' depreciation and
     amortization                                                            (16.9)                      (15.0)
                                                                             -----                       -----
Income before extraordinary items and cumulative effect
   of change in accounting principle - TRG                                    29.1                       149.0
                                                                             =====                       =====

TCO's ownership share of income of TRG (1)                                    17.9                        93.2
TCO's additional basis in TRG gain                                                                       (31.2)
Depreciation of TCO's additional basis                                        (5.7)                       (6.1)
                                                                             -----                       -----
Income before distributions in excess of earnings
   allocable to minority interest - TCO                                       12.2                        55.9
Distributions less than (in excess of) earnings allocable to minority
   interest                                                                  (15.7)                       29.8
                                                                             -----                       -----
Income (loss) before extraordinary items and cumulative effect of change in accounting principle allocable to common
   shareowners-TCO                                                            (3.5)                       85.7
                                                                             =====                       =====

(1)      TCO's average  ownership of TRG was  approximately  62% and 63% during the nine months ended September 30,
         2001 and 2000.
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

   On September 11, 2001, the Company  declared a quarterly  dividend of $0.25 per common share payable October 22,
2001 to  shareowners  of record on October 1, 2001.  The Board of Directors  also declared a quarterly  dividend of
$0.51875  per share on the  Company's  8.3%  Series A  Preferred  Stock for the  quarterly  dividend  period  ended
September 30, 2001, which was paid on October 1, 2001 to shareowners of record on September 21, 2001.

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

   Additionally,  a food court at Woodland in Grand Rapids,  Michigan  opened in early  November  2001,  and a food court at  Twelve  Oaks  Mall,  in the  suburban  Detroit  area,  will  open in  mid-November  2001.  The  Operating
Partnership's share of the cost of these projects is expected to be approximately $11.0 million.

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

   The  Operating  Partnership  anticipates  that its  share of costs  for  development  projects  scheduled  to be completed  in 2002 will be as much as $46  million in 2002.  Estimates  of future  capital  spending  include  only projects  approved by the Company's  Board of Directors  and,  consequently,  estimates will change as new projects are approved.  These  estimates do not include costs of the Stony Point  project in Richmond,  Virginia,  for which the Company expects to obtain board approval and begin  construction  in early 2002.  Estimates  regarding  capital expenditures  presented  above are  forward-looking  statements  and certain  significant  factors  could cause the actual  results  to differ  materially,  including  but not  limited  to: 1) actual  results of  negotiations  with anchors,  tenants and contractors;  2) changes in the scope and number of projects;  3) cost overruns; 4) timing of expenditures; 5) financing considerations; and 6) actual time to complete projects.

Investments in Technology Businesses

   The Company owns an approximately  6.8% interest in  MerchantWired,  LLC, a service company  providing  internet and network  infrastructure  to shopping  centers and  retailers.  As of September 30, 2001,  the Company has a net investment  of  approximately  $4 million in the  venture,  representing  $5.8  million of  contributions  less the
Company's  share of  losses  through  September  2001.  The  Company  has also  severally  guaranteed  its share of equipment lease payments, an approximately $4 million commitment.

   The Company  also owns a $7.4  million  preferred  interest  in  Fashionmall.com,  an  e-commerce  company  that markets,  promotes,  advertises,  and sells fashion apparel and related accessories and products over the internet.
Fashionmall.com  continues  to have  sufficient  cash on hand to cover  the  Company's  preferred  position  should
Fashionmall.com  ever  liquidate.  As  Fashionmall.com  has stated in its tender  offer  documents,  the company is exploring many options  including  "acquisitions,  mergers,  sales of assets,  issuing special dividends or finding other  options to provide  opportunities  for  liquidity to  shareholders".  Some of these options and their timing could impact the Company's preference more favorably than others.

   Also,  the  Company  has an  investment  of $500  thousand  in  Constellation  Real  Technologies,  LLC,  with a commitment of approximately $2 million.  In total, the Company's current  technology  exposure is approximately $17 million as of September 30, 2001, including contingencies and commitments.

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

   Based on a market value at September  30, 2001 of $12.50 per common share,  the aggregate  value of interests in the Operating  Partnership  that may be tendered under the Cash Tender  Agreement was  approximately  $308 million.
The purchase of these  interests at September 30, 2001 would have resulted in the Company  owning an additional 30%
interest in the Operating Partnership.

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

                                                                       TAUBMAN CENTERS, INC.

Date:        November 13, 2001                                         By:  /s/ Lisa A. Payne
                                                                           -----------------------------
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