Form 10-K
period 2001-12-31
TAUBMAN CENTERS INC
filed 2002-03-29
CIK 890319

                                         SECURITIES AND EXCHANGE COMMISSION
                                               WASHINGTON, D.C.  20549

                                                      FORM 10-K

X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2001.
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

Yes   X   No       .
    -----    ------

______   Indicate by a check mark if  disclosure  of delinquent  filers  pursuant to Item 405 of Regulation  S-K is not contained  herein,  and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements  incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of  March  25,  2002,  the   aggregate   market  value   of the  50,607,645  shares  of  Common   Stock  held by
non-affiliates  of  the  registrant  was  $754  million,  based upon the closing price $14.90 on the New York Stock
Exchange  composite tape on such date. (For this  computation,  the registrant has excluded the market value of all shares of its Common Stock  reported as  beneficially  owned by executive  officers and directors of the registrant and certain  other  shareholders;  such  exclusion  shall not be deemed to  constitute  an admission  that any such person is  an  "affiliate" of  the  registrant.) As of March 25, 2002, there  were  outstanding  51,017,431  shares of Common Stock.

                                         DOCUMENTS INCORPORATED BY REFERENCE

Portions  of the proxy  statement  for the  annual  shareholders  meeting  to be held in 2002 are  incorporated  by reference into Part III.

                                                          PART I

Item 1.  BUSINESS

The Company

   Taubman Centers,  Inc. (the "Company" or "TCO") was incorporated in Michigan in 1973 and had its initial public offering
("IPO") in 1992.  Upon  completion of the IPO, the Company became the managing  general partner of The Taubman Realty Group
Limited  Partnership (the "Operating  Partnership" or "TRG").  The Company has a 62% partnership  interest in the Operating
Partnership,  through which the Company conducts all its operations.  The Company owns,  develops,  acquires,  and operates regional shopping centers  ("Centers") and interests therein.  The Company's  portfolio,  as of December 31, 2001, included
20 urban and suburban  Centers  located in nine states.  Two  additional  centers are under  construction  and will open in
October 2002 and September 2003. The Operating  Partnership also owns certain  regional retail shopping center  development projects and more than 99% of The Taubman  Company LLC (the  "Manager"),  which  manages the shopping  centers and provides other  services  to the  Operating  Partnership  and the  Company.  See the  table on pages  11 and 12 of this  report  for information regarding the Centers.

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

Recent Developments

   For a discussion of business  developments that occurred in 2001, see Item 7,  "Management's  Discussion and Analysis of
Financial Condition and Results of Operations" (MD&A).

The Shopping Center Business

   There are several types of retail shopping centers,  varying primarily by size and marketing  strategy.  Retail shopping centers range from  neighborhood  centers of less than 100,000 square feet of GLA to regional and  super-regional  shopping centers.  Retail  shopping  centers  in excess of  400,000  square  feet of GLA are  generally  referred  to as  "regional"
shopping  centers,  while  those  centers  having in excess of 800,000  square  feet of GLA are  generally  referred  to as
"super-regional"  shopping centers.  Seventeen of the Centers are  "super-regional"  centers. In this annual report on Form
10-K, the term "regional  shopping centers" refers to both regional and  super-regional  shopping  centers.  The term "GLA"
refers to gross  retail  space,  including  anchors and mall tenant  areas,  and the term "Mall GLA" refers to gross retail space,  excluding  anchors.  The term "anchor"  refers to a department  store or other large retail  store.  The term "mall tenants"  refers to stores  (other  than  anchors)  that are  typically  specialty  retailers  and lease  space in shopping centers.

Business of the Company

   The  Company,  as managing  general  partner of the  Operating  Partnership,  is engaged in the  ownership,  management, leasing, acquisition, development, and expansion of regional shopping centers.

   The Centers:

   o   are strategically  located in major  metropolitan  areas, many in  communities  that are among  the most affluent in the country,  including New York City, Los Angeles, Denver, Detroit,  Phoenix, Miami, Dallas, Tampa, and Washington,
       D.C.;

   o   range in  size  between  438,000 and 1.6 million square feet of GLA and  between  133,000 and 636,000 square feet of
       Mall GLA. The smallest Center has  approximately 50 stores,  and the largest has over 200 stores. Of the 20 Centers,
       17 are super-regional shopping centers;

   o   have approximately 2,800 stores operated by its mall tenants under approximately 1,200 trade names;

   o   have 60 anchors, operating under 17 trade names;

   o   lease approximately 78% of Mall GLA to national chains,  including  subsidiaries  or  divisions of  The Limited (The
       Limited,  Express,  Victoria's Secret, and others),  The Gap (The Gap, Gap Kids, Banana Republic,  and others),  and
       Foot Locker, Inc. (Foot Locker, Lady Foot Locker, Champs Sports, and others); and

   o   are  among  the most  productive  (measured  by mall tenants'  average per square foot sales) in the United  States.
       In 2001,  mall tenants had average per square foot sales of $456,  which is  significantly  greater than the average for all regional shopping centers owned by public companies.

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

   The Company's  portfolio is concentrated in highly productive  super-regional  shopping centers.  Of the 20 Centers,  17 had annual rent rolls at December 31, 2001 of over $10 million.  The Company  believes that this level of  productivity  is indicative  of the Centers'  strong  competitive  position  and is, in  significant  part,  attributable  to the  Company's business  strategy and philosophy.  The Company  believes that large shopping  centers  (including  regional and especially super-regional  shopping  centers) are the least  susceptible to direct  competition  because (among other reasons) anchors and large  specialty  retail  stores do not find it  economically  attractive  to open  additional  stores in the immediate vicinity of an existing  location for fear of competing with themselves.  In addition to the advantage of size, the Company believes  that the Centers'  success can be  attributed in part to their other  physical  characteristics,  such as design, layout, and amenities.

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

   o   Provides  innovative  initiatives that utilize technology and the  internet  to heighten the shopping experience for customers,  build  customer loyalty and increase  tenant sales. One such  initiative  is the  Company's  ShopTaubman one-to-one  marketing  program, which connects shoppers and retailers through online websites.  Approximately 99% of the managed centers' tenants  participate  in  the  center  websites  and  at  the  end  of  2001, these  sites  had approximately 350,000 registered users.

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

   The following table includes the new centers that opened in 2001:

Center                                Opening Date            Size (sq. ft.) Anchors
------                                ------------            -------------- -------

Dolphin Mall                          March 1, 2001           1.3 million    Off  5th  Saks,  Dave  &  Busters,  Cobb
  (Miami, Florida)                                                           Theatres,   Burlington   Coat   Factory,
                                                                             Marshall's,  Oshman's  Supersports  USA,
                                                                             and more

The Shops at Willow Bend              August 3, 2001          1.5 million    Neiman Marcus,  Lord & Taylor,  Foley's,
  (Plano, Texas)                                                             Dillard's, Saks Fifth Avenue (2004)

International Plaza                   September 14, 2001      1.25 million   Neiman   Marcus,   Nordstrom,   Lord   &
  (Tampa, Florida)                                                           Taylor, Dillard's

The Mall at Wellington Green          October 5, 2001         1.3 million    Burdines,  Dillard's,  JCPenney,  Lord &
  (Wellington, Florida)                                                      Taylor, Nordstrom (2003)

   Additionally,  two new centers  are  currently  under  construction;  The Mall at  Millenia,  a 1.2 million  square foot regional  shopping  center in Orlando,  Florida is scheduled to open in October  2002,  and Stony Point Fashion Park, a 690 thousand square foot center in Richmond, Virginia,  is scheduled to open in September 2003.

   The  Company's  policies  with  respect to  development  activities  are  designed to reduce the risks  associated  with development.  For  instance,  the  Company  previously  entered  into an  agreement  to lease a center  while  the  Company investigated the  redevelopment  opportunities of the center.  Also, the Company  generally does not intend to acquire land early in the development  process.  Instead,  the Company  generally  acquires options on land or forms  partnerships  with landholders holding potentially  attractive  development sites. The Company typically exercises the options only once it is prepared to begin construction.  The pre-construction  phase for a regional center typically extends over several years and the time to obtain  anchor  commitments,  zoning and  regulatory  approvals,  and public  financing  arrangements  can vary significantly  from project to project.  In addition,  the Company does not intend to begin construction until a sufficient number of anchor  stores  have  agreed to operate in the  shopping  center,  such that the  Company is  confident  that the projected  sales and rents from Mall GLA are  sufficient  to earn a return on invested  capital in excess of the  Company's cost of capital.  Having historically  followed these principles,  the Company's experience indicates that less than 10% of the costs of the development of a regional shopping center will be incurred prior to the construction  period.  However, no assurance  can be given that the Company will  continue to be able to so limit  pre-construction  costs.  Unexpected  costs due to extended  zoning and  regulatory  processes may cause the Company's  investment in a project to exceed this historic experience.

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

   In early  2002,  the Company  entered  into an  agreement  to acquire a 50% general  partnership  interest in  Sunvalley
Shopping Center in Concord, California.  The Manager has managed this center since its development.

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

   The following table includes information regarding recent development, acquisition, and expansion activities.

Developments:

       Completion Date                            Center                                 Location
       ---------------                            ------                                 --------

   November 1998                          Great Lakes Crossing                    Auburn Hills, Michigan
   March 1999                             MacArthur Center                        Norfolk, Virginia
   March 2001                             Dolphin Mall                            Miami, Florida
   August 2001                            The Shops at Willow Bend                Plano, Texas
   September 2001                         International Plaza                     Tampa, Florida
   October 2001                           The Mall at Wellington Green            Wellington, Florida

Acquisitions:

       Completion Date                            Center                                 Location
       ---------------                            ------                                 --------

   December 1999                          Great Lakes Crossing -                  Auburn Hills, Michigan
                                            additional interest (1)
   August 2000                            Twelve Oaks Mall -                      Novi, Michigan
                                            additional interest  (2)

Expansions and Renovations:

       Completion Date                            Center                                 Location
       ---------------                            ------                                 --------

   August 1998                            Cherry Creek (3)                        Denver, Colorado
   November 1998                          Woodland (4)                            Grand Rapids, Michigan
   November 1999                          Fairlane (5)                            Dearborn, Michigan
   November 1999                          Biltmore (6)                            Phoenix, Arizona
   February 2000 - September 2000         Fair Oaks (7)                           Fairfax, Virginia
   May 2000                               Fairlane (8)                            Dearborn, Michigan
   December 2000-2001                     Beverly Center (4)                      Los Angeles, California
   November 2001                          Twelve Oaks Mall (5)                    Novi, Michigan
   November 2001                          Woodland (5)                            Grand Rapids, Michigan

(1)  In December 1999, an additional 5% interest in the center was acquired.
(2)  In August 2000, the joint venture partner's 50% interest in the center was acquired.
(3)  Additional 132,000 square foot expansion of mall tenant space opened in August of 1998.
(4)  Mall renovation continued in 2001.
(5)  New food court opened.
(6)  Macy's expansion completed.
(7)  Hecht's opened an expansion in February.  Additionally,  a JCPenney  expansion and  newly  constructed  Macy's  opened in September.
(8)  A 21-screen theater opened.

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

                                                     2001            2000 (1)           1999
                                                     ----            ----               ----
Average minimum rent per square foot:
     All mall tenants                               $40.97            $39.77           $39.58
     Stores closing during year                     $40.76            $40.06           $39.49
     Stores opening during year                     $49.58            $46.21           $48.01

(1)  Amounts have been restated to include centers comparable to the 2001 statistic.

Lease Expirations

   The following  table shows lease  expirations  based on  information  available as of December 31, 2001 for the next ten years for the Centers in operation at that date:

                                                                                                        Percent of
                                                     Annualized Base        Annualized Base            Total Leased
   Lease       Number of        Leased Area            Rent Under             Rent Under              Square Footage
Expiration      Leases              in               Expiring Leases        Expiring Leases           Represented by
   Year        Expiring        Square Footage        (in thousands)         Per Square Foot (1)      Expiring Leases
   ----        --------        --------------        --------------         ---------------          ---------------

   2002 (2)       127             348,672               $11,723                  $33.62                     3.4%
   2003           223             709,854                25,234                   35.55                     7.0
   2004           205             518,555                24,044                   46.37                     5.1
   2005           248             630,740                30,297                   48.03                     6.2
   2006           228             597,559                26,451                   44.27                     5.9
   2007           212             689,404                26,893                   39.01                     6.8
   2008           282             954,212                36,371                   38.12                     9.4
   2009           278             902,923                37,761                   41.82                     8.9
   2010           135             456,217                20,199                   44.28                     4.5
   2011           468           1,609,402                63,921                   39.72                    15.9

(1)  A higher  percentage of space at value  centers is typically  rented to major  and  mall tenants  at  lower rents than the portfolio average.  Excluding value centers,  the annualized base rent under expiring leases is greater by a range of $2.78 to $12.89 or an average of $6.63 for the periods presented within this table.
(2)  Excludes  leases  that  expire  in  2002  for  which  renewal  leases or leases  with  replacement  tenants  have been executed as of December 31, 2001.

   The Company believes that the information in the table is not necessarily indicative  of  what  will occur in the future because of several factors, but principally because its leasing policies and practices create a  significant level of early lease terminations at the Centers.  For example, the average remaining term of the leases that were terminated  during  the period 1996 to 2001 was approximately two years. The average term of leases signed during 2001 and  2000 was  approximately eight years.

   In addition,  mall tenants at the Centers may seek the  protection  of the  bankruptcy  laws,  which could result in the termination  of such tenants'  leases and thus cause a reduction in cash flow. In 2001,  approximately  4.5% of leases were so  affected  compared  to 2.3% in 2000.  This  statistic  has ranged  from 1.2% to 4.5% since the  Company  went public in
1992.  Since 1991, the annual provision for losses on accounts receivable has been less than 2% of annual revenues.

Occupancy

   Mall tenant average occupancy, ending occupancy, and leased space rates of the Centers are as follows:

                                                                 Year Ended December 31
                                             ----------------------------------------------------
                                             2001 (1)   2000         1999       1998 (2)  1997
                                             ----       ----         -----      ----      ----

Average Occupancy                            84.9%      89.1%        89.0%      89.4%     87.6%
Ending Occupancy                             84.0%      90.5%        90.4%      90.2%     90.3%
Leased Space                                 87.7%      93.8%        92.1%      92.3%     92.3%

(1)  Excluding centers  opened during  2001, average  occupancy,  ending occupancy,  and leased  space were  88.1%,  88.8%, and 91.8%, respectively.
(2)  Excludes centers transferred to General Motors pension trusts.

Major Tenants

   No single retail  company  represents  10% or more of the Company's  revenues.  The combined  operations of The Limited,
Inc.  accounted  for  approximately  5.7% of Mall GLA as of December  31,  2001 and of 2001  minimum  rent.  The largest of these,  in terms of square footage and rent, is Express,  which  accounted for  approximately  1.7% of Mall GLA and 1.6% of
2001 minimum  rent.  No other single  retail  company  accounted  for more than 3% of Mall GLA or 4% of 2001 minimum  rent.
The following table shows the ten largest tenants and their square footage as of December 31, 2001.

                                                                                  # of       Square       % of
Tenant                                                                            Stores     Footage    Mall GLA
------                                                                            ------     -------    --------

Limited (The Limited, Express, Victoria's Secret)                                   73        527,112       5.7%
Gap (Gap, Gap Kids, Banana Republic)                                                36        258,209       2.8%
Foot Locker, Inc. (Foot Locker, Lady Foot Locker, Champs Sports)                    39        193,591       2.1%
Williams-Sonoma (Williams-Sonoma, Pottery Barn, Hold Everything)                    25        164,498       1.8%
Abercrombie & Fitch                                                                 19        143,648       1.6%
Spiegel (Eddie Bauer)                                                               14        115,929       1.3%
Talbots                                                                             17        113,683       1.2%
Forever 21                                                                           7        110,078       1.2%
Borders Group (Borders, Waldenbooks)                                                15        108,694       1.2%
Ann Taylor                                                                          17         86,074       0.9%

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

   o   changes in the national, regional, and/or local economic climates,

   o   competition from other shopping  centers, discount  stores, outlet malls, discount shopping clubs,  direct mail, and the internet in attracting customers and tenants,

   o   increases in operating costs,

   o   the public perception of the safety of customers at the shopping centers,

   o   environmental or legal liabilities,

   o   availability and cost of financing, and

   o   uninsured losses, whether because of  unavailability  of  coverage or in excess of policy specifications and insured limits, including  those  resulting  from  wars, acts  of  terrorism, riots  or  civil  disturbances, or losses from earthquakes or floods.

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

Investments in and Loans to Third Parties

   The Company has occasionally made investments in technology  industry  companies to augment the services the Company can provide to its tenants,  enhance the overall value of its shopping centers,  and earn financial  returns.  The Company also occasionally  extends  credit to third parties in connection  with the sales of land or other transactions.  The Company is exposed  to risk in the event the  values of its  investments  and/or its loans decrease due to overall market  conditions, business  failure,  and/or other  nonperformance by the investees or counterparties.

Third Party Contracts

   The  Company  provides  property  management,  leasing,  development,  and  other  administrative  services  to  centers transferred to GMPT,  other third parties and to certain Taubman  affiliates.  The contracts under which these services are provided may be canceled or not renewed or may be  renegotiated  on terms less favorable to the Company.  Certain  overhead costs allocated to these contracts would not be eliminated if the contracts were to be canceled or not renewed.

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

   o   Although the Company currently intends to maintain  its status as a REIT, future  economic,  market,  legal, tax, or other considerations may cause it to determine that  it  would  be  in  the  Company's  and  its  shareholders' best interests to revoke its REIT election. As noted above, if the Company revokes its REIT election, it will not be able to elect REIT status for the next four taxable years.

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

   There are asbestos  containing  materials  ("ACMs") at some of the older Centers,  primarily in the form of floor tiles, roof coatings,  and mastics. The floor tiles, roof coatings,  and mastics are generally in good condition.  The Manager has an operations and maintenance  program that details  operating  procedures with respect to ACMs prior to any renovation and that requires periodic inspection for any change in condition of existing ACMs.

Personnel

   The Company has engaged the Manager to provide real estate  management,  acquisition,  development,  and  administrative services required by the Company and its properties.

   As of December 31, 2001, the Manager had 451 full-time employees.  The following table provides a breakdown of employees by operational areas as of December 31, 2001:

                                                                               Number Of Employees
                                                                               -------------------

                Property Management...............................                     218
                Leasing ..........................................                      71
                Development.......................................                      35
                Financial Services................................                      70
                Other.............................................                      57
                                                                                        --
                        Total.....................................                     451
                                                                                       ===

   The Manager considers its relations with its employees to be good.

Item 2.  PROPERTIES

Ownership

   The  following  table sets forth  certain  information  about each of the Centers.  The table  includes  only Centers in operation  at December  31,  2001.  Excluded  from this table are The Mall at  Millenia,  which will open in 2002 and Stony
Point  Fashion  Park,  which  will  open in 2003.  Centers  are owned in fee  other  than  Beverly  Center,  Cherry  Creek,
International  Plaza,  La Cumbre Plaza,  MacArthur  Center,  and Paseo Nuevo,  which are held under ground leases  expiring between 2028 and 2083.

   Certain of the Centers are  partially  owned through  joint  ventures.  Generally,  the  Operating  Partnership's  joint venture  partners have ongoing rights with regard to the disposition of the Operating  Partnership's  interest in the joint ventures, as well as the approval of certain major matters.

                                                                           Sq. Ft. of GLA/
                                                                              Mall GLA         Year Opened/       Year         Ownership %         Leased Space (1)       2001 Rent (2)
 Owned Centers                              Anchors                        as of 12/31/01        Expanded       Acquired     as of 12/31/01         as of 12/31/01       (in Thousands)
 -------------                              -------                     --------------------  --------------  -----------  -------------------      --------------       --------------

Arizona Mills                        GameWorks, Harkins Cinemas,             1,227,000/           1997                              37%                    97%              $24,592
Tempe, AZ                            JCPenney Outlet, Neiman Marcus-           521,000
(Phoenix Metropolitan Area)          Last Call, Off 5th Saks

Beverly Center                       Bloomingdale's, Macy's                    876,000/           1982                              70%(3)                 98%              $27,897
Los Angeles, CA                                                                568,000

Biltmore Fashion Park                Macy's, Saks Fifth Avenue                 600,000/        1963/1992/        1994              100%                    95%              $11,481
Phoenix, AZ                                                                    293,000          1997/1999

Cherry Creek                         Foley's, Lord & Taylor, Neiman          1,023,000/         1990/1998                           50%                    90%              $27,691
Denver, CO                           Marcus, Saks Fifth Avenue                 550,000   (4)

Dolphin Mall                         Burlington Coat Factory,                1,300,000/
Miami, FL                            Cobb Theatres, Dave & Busters,            636,000            2001                              50%                    80%                 (5)
                                     Oshman's Supersports USA,
                                     Off 5th Saks, Marshalls

Fair Oaks                            Hecht's, JCPenney, Lord & Taylor,       1,584,000/        1980/1987/                           50%                    90%              $21,625
Fairfax, VA                          Sears, Macy's                             568,000          1988/2000
(Washington, DC Metropolitan Area)

Fairlane Town Center                 Marshall Field's, JCPenney, Lord &      1,494,000/        1976/1978/                          100%                    78%              $14,723
Dearborn, MI                         Taylor, Off 5th Saks, Sears               604,000          1980/2000
(Detroit Metropolitan Area)

Great Lakes Crossing                 Bass Pro Shops Outdoor World,          1,376,000/            1998                              85%                    93%              $22,496
Auburn Hills, MI                     GameWorks, Neiman Marcus-                567,000
(Detroit Metropolitan Area)          Last Call, Off 5th Saks, Star Theatres

International Plaza                  Dillard's, Lord & Taylor, Neiman        1,253,000/           2001                              26%                    80%                 (5)
Tampa, FL                            Marcus, Nordstrom                         611,000

La Cumbre Plaza                      Robinsons-May, Sears                      474,000/         1967/1989        1996              100%(6)                 95%               $4,444
Santa Barbara, CA                                                              174,000

MacArthur Center                     Dillard's, Nordstrom                      937,000/           1999                              70%                    91%              $15,929
Norfolk, VA                                                                    523,000

Paseo Nuevo                          Macy's, Nordstrom                         438,000/           1990           1996              100%(6)                 98%               $4,890
Santa Barbara, CA                                                              133,000

Regency Square                       Hecht's (two locations), JCPenney,        826,000/         1975/1987        1997              100%                    95%              $10,420
Richmond, VA                         Sears                                     239,000

The Mall at Short Hills              Bloomingdale's, Macy's, Neiman          1,341,000/        1980/1994/                          100%                    99%              $36,358
Short Hills, NJ                      Marcus, Nordstrom, Saks Fifth Avenue      519,000            1995

Stamford Town Center                 Filene's, Macy's, Saks Fifth Avenue       861,000/           1982                              50%                    91%              $16,986
Stamford, CT                                                                   368,000

                                                                           Sq. Ft. of GLA/
                                                                              Mall GLA         Year Opened/       Year         Ownership %         Leased Space (1)       2001 Rent (2)
 Owned Centers                              Anchors                        as of 12/31/01        Expanded       Acquired     as of 12/31/01         as of 12/31/01       (in Thousands)
 -------------                              -------                     --------------------  -------------   -----------   -----------------       --------------       --------------

Twelve Oaks Mall                     Marshall Field's, JCPenney, Lord &      1,193,000/         1977/1978                          100%                    97%              $21,983
Novi, MI                             Taylor, Sears                             455,000
(Detroit Metropolitan Area)

The Mall at Wellington Green         Burdines, Dillard's, JCPenney,          1,111,000/           2001                              90%                    75%                 (5)
Wellington, FL                       Lord & Taylor                             419,000  (7)
(Palm Beach County)

Westfarms                            Filene's, Filene's Men's Store/         1,295,000/       1974/1983/1997                        79%                    96%              $25,067
West Hartford, CT                    Furniture Gallery, JCPenney, Lord &      525,000
                                     Taylor, Nordstrom

The Shops at Willow Bend             Dillard's, Foley's, Lord & Taylor,      1,341,000/           2001                             100%                    75%                 (5)
Plano, TX                            Neiman Marcus                             558,000   (8)
(Dallas Metropolitan Area)

Woodland                             Marshall Field's, JCPenney, Sears       1,080,000/        1968/1974/                           50%                    93%              $15,005
Grand Rapids, MI                                                               355,000          1984/1989
                                                                            ----------

                                     Total GLA/Total Mall GLA:              21,630,000/
                                                                             9,186,000

                                     Average GLA/Average Mall GLA:           1,082,000/
                                                                               459,000

(1)  Leased  space  comprises both occupied  space  and  space that is leased but not yet occupied.  Leased space for value centers (Arizona Mills, Dolphin Mall, and Great Lakes Crossing) includes anchors.
(2)  Includes  minimum  and  percentage rent for  the year ended December 31, 2001.  Excludes rent from certain  peripheral properties.
(3)  The Company  has  an  option  to acquire the  remaining  30%. The results of Beverly  Center are  consolidated  in the
     Company's financial statements.
(4)  GLA excludes approximately 166,000 square feet for the renovated buildings on adjacent peripheral land.
(5)  Center was open for only a portion of the year.
(6)  In early 2002, the Company  entered  into  an  agreement  to sell its interests in LaCumbre Plaza and Paseo Nuevo.  In addition,  the Company entered into an agreement to acquire a 50% general  partnership  interest in Sunvalley Shopping
     Center located in Concord,  California (see Management's Discussion and Analysis of Financial Condition and Results of
     Operations-Results of Operations- Subsequent Events).
(7)  GLA excludes Nordstrom and additional mall GLA, which will open in 2003.
(8)  GLA excludes Saks Fifth Avenue, which will open in 2004.

Anchors

      The following table summarizes  certain  information  regarding the anchors at the operating  Centers  (excluding the value centers) as of December 31, 2001.

                                        Number of                12/31/01 GLA
    Name                              Anchor Stores             (in thousands)               % of GLA
    ----                              -------------             --------------               --------

Dillard's                                     4                       947                        5.3%

Federated
     Macy's                                   6                     1,162
     Burdines                                 1                       200
     Bloomingdale's                           2                       379
                                           ----                   -------
       Total                                  9                     1,741                        9.8%

JCPenney                                      7                     1,304                        7.4%

May Company
     Lord & Taylor                            8                     1,058
     Hecht's                                  3                       453
     Filene's                                 2                       379
     Filene's Men's Store/
        Furniture Gallery                     1                        80
     Foley's                                  2                       418
     Robinsons-May                            1                       150
                                           ----                    ------
       Total                                 17                     2,538                       14.3%

Neiman Marcus                                 4                       466                        2.6%

Nordstrom (1)                                 5                       843                        4.8%

Saks
     Saks Fifth Avenue (2)                    4                       359
     Off 5th Saks                             1                        93
                                           ----                   -------
                                              5                       452                        2.5%

Sears                                         6                     1,279                        7.2%

Target Corporation
     Marshall Field's                         3                       647                        3.7%
                                           ----                   -------                      -----
Total                                        60                    10,217                       57.6%
                                           ====                   =======                       ====

(1)  A Nordstrom will open at The Mall at  Wellington Green in 2003.
(2)  A Saks will open at The Shops at Willow Bend in 2004.

Mortgage Debt

   The following table sets forth certain  information  regarding the mortgages  encumbering the Centers as of December 31,
2001.  All mortgage  debt in the table below is  nonrecourse  to the  Operating  Partnership,  except for debt  encumbering
Great Lakes Crossing,  Dolphin Mall,  International  Plaza,  The Mall at Millenia,  The Mall at Wellington  Green,  and The
Shops at Willow Bend. The Operating  Partnership  has guaranteed the payment of principal and interest on the mortgage debt of these Centers.  The loan agreements  provide for the reduction of the amounts  guaranteed as certain center  performance and  valuation  criteria  are met.  (See  "Management's  Discussion  and  Analysis of  Financial  Condition  and Results of
Operations - Liquidity and Capital Resources - Covenants and  Commitments").  Assessment bonds totaling  approximately $2.0 million, which are not included in the table, also encumber Biltmore and Twelve Oaks Mall.

                                              Principal
                                               Balance         Annual Debt                        Balance Due        Earliest
Centers Consolidated in         Interest    as of 12/31/01       Service           Maturity       on Maturity       Prepayment
TCO's Financial Statements        Rate          (000's)          (000's)             Date          (000's)            Date
--------------------------     ---------    ---------------   -------------       --------       -------------      ----------

Beverly Center                    8.36%          $146,000     Interest Only         07/15/04        $146,000     30 Days Notice  (1)
Biltmore Fashion Park             7.68%            79,007             6,906  (2)    07/10/09          71,391           09/14/01  (3)
Great Lakes Crossing (85%)     Floating   (4)     150,958            Varies  (5)    04/01/02  (6)    150,323      2 Days Notice  (7)
MacArthur Center (70%)            7.59%           143,588            12,400  (2)    10/01/10         126,884           12/15/02  (3)
Regency Square                    6.75%            82,373             6,421  (2)    11/01/11          71,569           04/20/05  (8)
The Mall at Short Hills           6.70%           270,000     Interest Only  (9)    04/01/09         245,301           05/02/04 (10)
The Mall at Wellington
  Green (90%)                  Floating  (11)     124,344     Interest Only (12)    05/01/04 (13)    124,344     10 Days Notice  (7)
The Shops at Willow Bend       Floating  (14)     186,482     Interest Only (12)    07/01/03 (13)    186,482     10 Days Notice  (7)

Other Consolidated Secured Debt
-------------------------------

TRG Credit Facility            Floating  (15)      11,955     Interest Only         06/30/02          11,955        At Any Time  (7)
TRG Credit Facility            Floating  (16)     205,000     Interest Only         11/01/04  (6)    205,000      2 Days Notice  (7)
Other                            13.00%  (17)      20,000     Interest Only         11/22/09          20,000           11/22/04 (18)

Centers Owned by Unconsolidated
Joint Ventures/TRG's % Ownership
--------------------------------

Arizona Mills (37%)               7.90%           144,737            12,728  (2)    10/05/10         130,419           12/15/02  (3)
Cherry Creek (50%)                7.68%           177,000     Interest Only (19)    08/11/06         171,933           05/19/02 (20)
Dolphin Mall (50%)             Floating  (21)     164,648     Interest Only (22)    10/06/02  (6)    164,648      3 Days Notice  (7)
Fair Oaks (50%)                   6.60%           140,000     Interest Only         04/01/08         140,000     30 Days Notice  (1)
International Plaza (26%)      Floating  (23)     171,555     Interest Only         11/10/02  (6)    171,555      3 Days Notice  (7)
The Mall at Millenia (50%)     Floating  (24)      56,545     Interest Only (12)    11/01/03 (13)     56,545     10 Days Notice  (7)
Stamford Town Center (50%)     Floating  (25)      76,000     Interest Only         08/10/02 (26)     76,000           02/11/02  (7)
Westfarms (79%)                   7.85%           100,000     Interest Only         07/01/02         100,000     60 Days Notice  (1)
Westfarms (79%)                Floating  (27)      55,000     Interest Only         07/01/02          55,000      4 Days Notice  (7)
Woodland (50%)                    8.20%            66,000     Interest Only         05/15/04          66,000     30 Days Notice  (1)

 (1)  Debt may be prepaid with a yield maintenance  prepayment  penalty.  No  prepayment penalty is due if prepaid within six months of maturity date.
 (2)  Amortizing principal based on 30 years.
 (3)  No defeasance deposit required if paid within three months of maturity date.
 (4)  The rate is locked to March 2002 at 4.04% including credit spread.
 (5)  Began amortizing principal on 5/1/01 based on 25 years.  Payment will recalculate if loan is extended.
 (6)  The maturity date may be extended one year.
 (7)  Prepayment can be made without penalty.
 (8)  No defeasance deposit required if paid within six months of maturity date.
 (9)  Interest only until 4/1/02.  Thereafter,  principal  will  be  amortized based on 30 years.  Annual debt service will be $20.9 million.
(10)  Debt may be prepaid with a prepayment penalty equal to greater of yield maintenance or 1% of principal  prepaid. No prepayment penalty is due if prepaid within three months of maturity date.  30 days notice required.
(11)  The rate is locked to October 2002 at 4.47% including  credit spread.  $70 million of the debt is capped at 7% and another $70 million is capped at 7.25% plus credit spread of 1.85% until 10/01/2003 based on one-month LIBOR.
(12)  Interest  only unless  maturity  date is extended.  In the first year of  extension,  principal  will  be  amortized  based on
      25 years.
(13)  Maturity date may be extended for 2 one-year periods.
(14)  The rate is locked to November 2002 at 4.15% including credit spread on $182.4 million.  $147.0  million of the debt is capped at 7.15%, plus credit spread of 1.85%, based on one-month LIBOR.  The cap matures 6/09/03.
(15)  The facility is a $40 million line of credit and is secured by TRG's interest in Westfarms.
(16)  The facility is a $275 million line of credit and  is  secured  by  mortgages  on  Fairlane  Town Center and Twelve Oaks Mall.
      Floating  rate  is based on  one-month  LIBOR plus credit  spread of 0.90%.  The  rate is  locked  to November  2002  at 3.17%
      including  credit spread on $75.0 million.   In March 2002, the Company swapped the rate on $100 million of the line of credit to 4.3% for November 2002 through October 2003.
(17)  Currently payable at 9%. Deferred interest is due at maturity. The loan is secured by TRG's indirect interest in International
      Plaza.
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
(21)  The rate is locked to maturity at 4.53% including credit spread. The rate is capped at 7.0% until maturity, plus credit spread of 2.00%, based on one-month LIBOR. The rate is also swapped to a rate of 6.14%, plus credit spread, when LIBOR is below 6.7%.
(22)  Interest only unless maturity date is extended.  During extension  period,  principal is amortized at $190,000 per month.
(23)  The rate is locked to October 2002 at 4.40% including  credit spread on $160.4  million. $100 million of the debt is capped at
      7.10%, plus credit spread of 1.90%, until maturity based on one-month LIBOR.
(24)  The rate is locked to May 2002 at 4.06%  including  credit spread on $48.3  million.  The rate is capped at 8.75%, plus credit spread of 1.95%, until 12/1/02 based on one-month LIBOR.
(25)  The rate is capped at 8.20%, plus credit spread of 0.80%, until maturity based on one-month LIBOR.
(26)  Maturity date may be extended twice to no later than 8/10/04.
(27)  The rate is locked until maturity at 5.2%, including credit spread.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

                                                          PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The common stock of Taubman  Centers,  Inc. is listed and traded on the New York Stock  Exchange  (Symbol:  TCO).  As of
March 25, 2002, the 51,017,431 outstanding shares of Common Stock were held by 739 holders of record.

   The following table presents the dividends declared and range of share prices for each quarter of 2001 and 2000.

                                                                     Market  Quotations
                                                         -----------------------------------------
                  2001 Quarter Ended                       High             Low          Dividends
                  ------------------                       ----             ---          ---------

                  March 31                                $ 12.26       $ 10.75          $ 0.25

                  June 30                                   14.00         12.02            0.25

                  September 30                              14.13         11.63            0.25

                  December 31                               15.80         12.80            0.255

                                                                     Market Quotations
                                                         -----------------------------------------
                  2000 Quarter Ended                       High             Low          Dividends
                  ------------------                       ----             ---          ---------

                  March 31                                $ 12.63       $  9.75          $ 0.245

                  June 30                                   12.19         10.25            0.245

                  September 30                              11.94         10.56            0.245

                  December 31                               11.63         10.38            0.25

Item 6.  SELECTED FINANCIAL DATA

   The following  table sets forth  selected  financial  data for the Company and should be read in  conjunction  with the financial statements and notes thereto and Management's  Discussion and Analysis of Financial  Condition and Results of Operations included in this report.

                                                                                    Year Ended December 31
                                                        ----------------------------------------------------------------------------
                                                                   2001          2000           1999           1998          1997
                                                                   ----          ----           ----           ----          ----
                                                                             (in thousands of dollars, except as noted)
STATEMENT OF OPERATIONS DATA:
   Rents, recoveries, and other shopping center revenues (1)     341,428        305,600        268,692       333,953
   Income from investment in TRG (1)                                                                                         29,349
   Income before gain on disposition of interest in center,
     extraordinary items, cumulative effect of change in
     accounting principle, and minority and preferred interests   55,664         66,487         58,445        70,403         28,662
   Gain on disposition of interest in center (2)                                 85,339
   Extraordinary items (3)                                                       (9,506)          (468)      (50,774)
   Cumulative effect of change in accounting principle (4)        (8,404)
   Minority interest (1)                                         (31,673)       (30,300)       (30,031)       (6,009)
   TRG preferred distributions                                    (9,000)        (9,000)        (2,444)
   Net income                                                      7,657        103,020         25,502        13,620         28,662
   Series A preferred dividends                                  (16,600)       (16,600)       (16,600)      (16,600)        (4,058)
   Net income (loss) allocable to common shareowners              (8,943)        86,420          8,902        (2,980)        24,604
   Income (loss) before extraordinary items and cumulative
     effect of change in accounting principle per
     common share - diluted                                        (0.09)          1.75           0.17          0.32           0.48
   Net income (loss) per common share - diluted                    (0.18)          1.64           0.16         (0.06)          0.48
   Dividends per common share declared                             1.005          0.985          0.965         0.945          0.925
   Weighted average number of common shares outstanding       50,500,058     52,463,598     53,192,364    52,223,399     50,737,333
   Number of common shares outstanding at end of period       50,734,984     50,984,397     53,281,643    52,995,904     50,759,657
   Ownership percentage of TRG at end of period (1)                   62%            62%            63%           63%            37%

BALANCE SHEET DATA (1) :
   Real estate before accumulated depreciation                 2,194,717      1,959,128      1,572,285     1,473,440
   Investment in TRG                                                                                                        547,859
   Total assets                                                2,141,439      1,907,563      1,596,911     1,480,863        556,824
   Total debt                                                  1,423,241      1,173,973        886,561       775,298

SUPPLEMENTAL INFORMATION (5) :
   Funds from Operations allocable to TCO (6)                     73,527         70,419         68,506        61,131         53,137
   Mall tenant sales (7)                                       2,797,867      2,717,195      2,695,645     2,332,726      3,086,259
   Sales per square foot (8)                                         456            466            453           426            384
   Number of shopping centers at end of period                        20             16             17            16             25
   Ending Mall GLA in thousands of square feet                     9,186          7,065          7,540         7,038         10,850
   Average occupancy                                                84.9%(9)       89.1%          89.0%         89.4%          87.6%
   Ending occupancy                                                 84.0%(9)       90.5%          90.4%         90.2%          90.3%
   Leased space (10)                                                87.7%(9)       93.8%          92.1%         92.3%          92.3%
   Average base rent per square foot (8) (11) :
     All mall tenants                                             $40.97         $39.77         $39.58
     Stores closing during year                                   $40.76         $40.06         $39.49
     Stores opening during year                                   $49.58         $46.21         $48.01

(1)  In 1998, the Company obtained a majority and controlling  interest in The Taubman Realty Group Limited Partnership (TRG  or the
     Operating  Partnership). As a result, the Company began consolidating the Operating Partnership.  For 1997, amounts reflect the
     Company's interest in the Operating Partnership under the equity method.
(2)  In  August  2000,  the  Company  completed  a  transaction  to  acquire an additional  interest  in  one  of its Unconsolidated
     Joint  Ventures;  TRG became the 100%  owner of  Twelve  Oaks  Mall and  the  joint  venture  partner  became the 100% owner of
     Lakeside.  A gain on the transaction was recognized by the Company  representing the excess of the fair value over the net book basis of the Company's interest in Lakeside (see MD&A - Other Transactions).
(3)  Extraordinary  items for 1998  through 2000  include  charges  related to the  extinguishment  of  debt,  primarily  consisting of prepayment premiums and the writeoff of deferred financing costs.
(4)  In January  2001,  the  Company  adopted  Statement  of  Financial   Accounting  Standard  No. 133  "Accounting  for Derivative
     Instruments and Hedging  Activities" and  its  amendments and   interpretations.  The Company recognized a loss as a transition adjustment to mark its share of interest rate agreements to fair value as of January 1, 2001.
(5)  Operating  statistics for 1997 include centers  transferred to General  Motors  pension trusts  in exchange for their interests in TRG.
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
(8)  2000 statistics have been restated to include MacArthur Center, which opened in March 1999.
(9)  2001 average  occupancy,  ending  occupancy,  and  leased space for centers owned and open for all of 2001 and 2000 were 88.1%,
     88.8%, and 91.8%, respectively.
(10) Leased space comprises both occupied space and space that is leased but not yet occupied.
(11) Amounts include centers owned and operated for two years.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following  Management's  Discussion and Analysis of Financial  Condition and Results of Operations  contains various
"forward-looking  statements" within the meaning of Section 27A of the Securities Act of 1933, as amended,  and Section 21E
of  the  Securities  Exchange  Act  of  1934,  as  amended.  These  forward-looking   statements  represent  the  Company's
expectations or beliefs concerning future events,  including the following:  statements  regarding future  developments and joint  ventures,  rents and returns,  statements  regarding the  continuation of trends,  and any statements  regarding the sufficiency of the Company's  cash balances and cash  generated  from operating and financing  activities for the Company's future  liquidity and capital resource needs. The Company  cautions that although  forward-looking  statements  reflect the
Company's  good faith  beliefs and best  judgment  based upon  current  information,  these  statements  are  qualified  by important  factors that could cause  actual  results to differ  materially  from those in the  forward-looking  statements, including  those  risks,  uncertainties,  and  factors  detailed  from time to time in reports  filed with the SEC,  and in particular those set forth under the headings "General Risks of the Company" and  "Environmental  Matters" in the Company's
Annual Report on Form 10-K. The following  discussion  should be read in  conjunction  with the  accompanying  Consolidated
Financial Statements of Taubman Centers, Inc. and the Notes thereto.

General Background and Performance Measurement

   The Company owns a managing general  partner's  interest in The Taubman Realty Group Limited  Partnership (the Operating
Partnership or TRG), through which the Company conducts all of its operations.  The Operating  Partnership owns,  develops, acquires, and operates regional shopping centers nationally.  The Consolidated  Businesses consist of shopping centers that are controlled by ownership or contractual  agreement,  development  projects for future regional shopping centers, and The
Taubman  Company LLC (the  Manager).  Shopping  centers that are not  controlled  and that are owned through joint ventures with third parties (Unconsolidated Joint Ventures) are accounted for under the equity method.

   The operations of the shopping centers are best understood by measuring their performance as a whole,  without regard to the  Company's  ownership  interest.  Consequently,  in addition to the  discussion of the  operations of the  Consolidated
Businesses, the operations of the Unconsolidated Joint Ventures are presented and discussed as a whole.

   During 2001, the Company opened four new shopping centers (Results of Operations-New  Center Openings).  Also, in August
2000, the Company completed a transaction to acquire an additional  interest in one of its  Unconsolidated  Joint Ventures;
the Operating  Partnership  became the 100% owner of Twelve Oaks Mall and the joint venture  partner  became the 100% owner of  Lakeside.  Additional  2001 and 2000  statistics  that exclude the new centers and Lakeside are provided to present the performance of comparable centers.

Current Operating Trends

   In 2001, the regional shopping center  industry  has  been  affected  by the softening  of  the national economic cycle.
Economic pressures that affect consumer confidence, job growth, energy costs, and income  gains  can  affect  retail  sales growth and impact the Company's ability to lease vacancies and negotiate rents at advantageous rates.  A number of regional and national retailers  have  announced  store closings or filed for bankruptcy. During 2001, 4.5% of the Company's tenants sought the protection of the bankruptcy laws, compared to 2.3% in 2000. The impact of a softening economy  on the Company's current results of operations is  moderated by lease cancellation  income, which  tends to  increase  in down-cycles of the economy.

   In addition to overall economic  pressures,  the events of September 11 had a negative impact on tenant sales subsequent to  September.  Tenant sales per square foot in the fourth  quarter of 2001  decreased by 3.8%  compared to the same period in 2000.  Although this was an improvement  from the 9.8% decrease in sales per square foot in the month of September,  the fourth  quarter  decrease was  significantly  greater than the 0.3%  decrease in sales per square foot that the Company had experienced  through August 2001. In addition,  fourth quarter  comparable center average  occupancy  declined by 1.7% from the prior year.

   The tragic  events of September 11 will also have an impact on the  Company's  future  insurance  coverage.  The Company presently  has  coverage  for  terrorist  acts in its  policies  that expire in April 2002.  The Company  expects that such coverage will be excluded from its standard property policies at the Company's  renewal.  Based on preliminary  discussions with its  insurance  agency,  such  coverage  will be  available  as a separate  policy with lower  limits than the present coverage, see "Liquidity and Capital Resources-Covenants and Commitments".

   Given the state of the insurance  industry  prior to September 11, and the impact of September 11, the Company  believes its premiums,  including the cost of a separate  terrorist  policy,  could increase by over 100% for property  coverage and over 25% for liability  coverage.  These increases would impact the Company's annual common area maintenance  rates paid by the  Company's  tenants by about 55 cents per square foot.  Total  occupancy  costs paid by tenants  signing  leases in the
Company's traditional centers are on average about $70 per square foot.

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

                                                                 2001             2000              1999
                                                                 ----             ----              ----

      Mall tenant sales (in thousands)                     $2,797,867       $2,717,195        $2,695,645
      Sales per square foot                                       456              466(1)            453

      Minimum rents                                              10.0%             9.7%              9.7%
      Percentage rents                                            0.2              0.3               0.2
      Expense recoveries                                          4.5              4.4               4.3
                                                                  ---              ---               ---
      Mall tenant occupancy costs                                14.7%            14.4%             14.2%
                                                                 ====             ====              ====

(1)  2000 sales per square foot has been restated to include MacArthur Center, which opened in March 1999.

   For the year ended December 31, 2001, for the first time in the Company's history as a public company,  sales per square foot  decreased in  comparison  to the prior year,  reflecting  the current  difficult  retail  environment  as well as the direct  impact of the events of September 11. The negative  sales trend  directly  impacts the amount of  percentage  rents certain  tenants and anchors  pay. The effects of declines in sales  experienced  during 2001 on the  Company's  operations are moderated by the relatively  minor share of total rents  (approximately  three  percent)  percentage  rents  represent.
However,  if lower levels of sales were to continue,  the  Company's  ability to lease  vacancies  and  negotiate  rents at advantageous rates could be adversely affected.

Rental Rates

   As leases have expired in the shopping centers,  the Company has generally been able to rent the available space, either to the existing tenant or a new tenant,  at rental rates that are higher than those of the expired  leases.  In a period of increasing  sales,  rents  on new  leases  will  tend to  rise as  tenants'  expectations  of  future  growth  become  more optimistic.  In periods of slower growth or declining sales,  such as the Company is currently  experiencing,  rents on new leases will grow more slowly or will decline for the opposite reason.  However,  center revenues  nevertheless  increase as older leases roll over or are  terminated  early and replaced with new leases  negotiated at current  rental rates that are usually higher than the average rates for existing  leases.  The following  table contains  certain  information  regarding per square foot minimum rent at the shopping centers that have been owned and open for at least two years.

                                                           18

                                                              2001              2000(1)           1999
                                                              ----              ----              ----

      Average minimum rent per square foot:
         All mall tenants                                      $40.97            $39.77           $39.58
         Stores closing during year                             40.76             40.06            39.49
         Stores opening during year                             49.58             46.21            48.01

(1)  2000 rent per square foot information has been  restated  to  include  MacArthur  Center, which  opened in March 1999.

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

Occupancy

   Historically,  annual average  occupancy has been within a narrow band. In the last ten years,  annual average occupancy has ranged  between  84.9% and 89.4%.  Mall tenant  average  occupancy,  ending  occupancy,  and leased  space rates are as follows:

                                                                 2001             2000              1999
                                                                 ----             ----              ----
   All Centers
   -----------
      Average occupancy                                         84.9%             89.1%            89.0%
      Ending occupancy                                          84.0              90.5             90.4
      Leased space                                              87.7              93.8             92.1

   Comparable Centers
   ------------------
      Average occupancy                                         88.1%             89.3%
      Ending occupancy                                          88.8              90.5
      Leased space                                              91.8              93.8

   The lower occupancy and leased space in 2001 reflect the opening of the four new centers at occupancy  levels lower than the average of the existing  portfolio.  A number of unanticipated  early lease terminations  accounted for the majority of the decline in comparable center occupancy.

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
Accordingly, revenues and occupancy levels are generally highest in the fourth quarter.

                                               1st            2nd             3rd            4th
                                             Quarter        Quarter         Quarter        Quarter          Total
                                              2001            2001            2001           2001           2001
                                         ---------------------------------------------------------------------------
                                                                         (in  thousands)
  Mall tenant sales                         $570,223       $605,945       $617,805      $1,003,894     $2,797,867
  Revenues                                   132,903        137,964        139,640         169,330        579,837
  Occupancy:
       Average                                87.0%          85.5%          84.0%           83.7%          84.9%
       Ending                                 85.1           85.6           83.0            84.0           84.0
       Average-comparable (1)                 88.1           87.9           87.6            88.6           88.1
       Ending-comparable (1)                  88.4           87.7           87.7            88.8           88.8
  Leased space:
       All centers                            90.8           90.0           88.0            87.7           87.7
       Comparable (1)                         92.4           91.8           91.5            91.8           91.8

(1)  Excludes centers that opened in 2001-see Results of Operations-New Center Openings.

    Because the  seasonality  of sales  contrasts  with the generally  fixed nature of minimum rents and  recoveries,  mall tenant  occupancy  costs (the sum of minimum  rents,  percentage  rents,  and  expense  recoveries)  relative  to sales are considerably higher in the first three quarters than they are in the fourth quarter.

                                                 1st            2nd             3rd            4th
                                             Quarter        Quarter         Quarter        Quarter            Total
                                                2001           2001            2001           2001             2001
                                            -------------------------------------------------------------------------

  Minimum rents                                 11.2%          10.5%          11.2%            8.3%          10.0%
  Percentage rents                               0.3            0.1            0.1             0.4            0.2
  Expense recoveries                             5.0            5.1            4.8             3.6            4.5
                                                 ---            ---            ---             ---            ---
  Mall tenant occupancy costs                   16.5%          15.7%          16.1%           12.3%          14.7%
                                                ====           ====           ====            ====           ====

Results of Operations

New Center Openings

   In March 2001, Dolphin Mall, a 1.3 million square foot value regional center, opened in Miami, Florida.  Dolphin Mall is a 50% owned  Unconsolidated  Joint Venture and is accounted for under the equity method. The Operating  Partnership will be entitled to a preferred  return on approximately  $30 million of equity  contributions as of December 2001, which were used to fund construction costs.

   The Shops at Willow  Bend,  a wholly owned  regional  center,  opened  August 3, 2001 in Plano,  Texas.  The 1.5 million square foot center is anchored by Neiman Marcus,  Saks Fifth Avenue,  Lord & Taylor,  Foley's,  and  Dillard's.  Saks Fifth
Avenue will open in 2004.

   International  Plaza,  a 1.25  million  square foot  regional  center,  opened  September  14,  2001 in Tampa,  Florida.
International  Plaza  is  anchored  by  Nordstrom,  Lord &  Taylor,  Dillard's,  and  Neiman  Marcus.  The  Company  has an
approximately  26%  ownership  interest in the center.  However,  because the  Company  provided  approximately  53% of the equity  funding for the project,  the Company  will  receive a  preferential  return.  The Company  expects to be initially allocated  approximately  33% of the net operating  income of the project,  with an additional  7%  representing  return of capital.  The  Operating  Partnership  will be  entitled  to a  preferred  return on  approximately  $19  million of equity contributions as of December 2001, which were used to fund construction costs.

   The Mall at Wellington Green, a 1.3 million square foot regional center,  opened October 5, 2001 in Wellington,  Florida and is initially anchored by Lord & Taylor,  Burdines,  Dillard's,  and JCPenney. A fifth anchor,  Nordstrom,  is obligated under the  reciprocal  easement  agreement to open within 24 months of the opening of the center and is presently  expected to open in  2003.  The  center  is owned by a joint  venture  in which  the  Operating  Partnership  has a 90%  controlling interest.

   Although  Dolphin Mall opened on schedule,  the center  encountered  significant  levels of tenant and  landlord-related issues arising from the construction  process,  far exceeding those historically  experienced by the Company. The difficult opening resulted in lower than expected  occupancy in 2001. In addition,  lower than anticipated  sales, in part due to the effect of September 11 on major tourist  areas,  have caused  significant  tenant issues  resulting in early  terminations, lower recoveries, and higher levels of uncollectible receivables.

   In addition,  general  economic  conditions have also affected the performance of Willow Bend and to a lesser extent the other two new  centers.  Leased  space as of  December  31,  2001 at the four new  centers  was 75 to 80%,  lower  than the
Company would have previously  expected.  As a result,  the Company  presently  expects that the return on the four centers will be  under 9% in  2002.  Over  100  additional  stores  remain  to be  leased  at  these  centers  in order to  achieve stabilization.  Estimates  regarding returns on projects are  forward-looking  statements and certain  significant  factors could cause the actual results to differ  materially,  including but not limited to: 1) actual results of negotiations with tenants,  2) timing of tenant openings, and 3) early lease terminations and bankruptcies.

Other Transactions

   In October 2001, the Operating Partnership committed to a restructuring of its development  operations.  A restructuring charge of $2.0 million was recorded  primarily  representing  the cost of certain  involuntary  terminations  of personnel.
Pursuant to the restructuring plan, 17 positions were eliminated within the development department.

   In April 2001,  the Operating  Partnership's  $10 million  investment  in Swerdlow was converted  into a loan which bore interest at 12% and matured in December  2001.  This loan is  currently  delinquent  and is accruing  interest at 18%.  All interest due through the December maturity date was received.  Although the Operating  Partnership expects to fully recover the  amount due under this note  receivable,  the  Company  is  currently  in  negotiations  with  Swerdlow  regarding  the repayment. An affiliate of Swerdlow is a partner in the Dolphin Mall joint venture.

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

   During 2000,  the Operating  Partnership  recognized  its $9.5 million share of  extraordinary  charges  relating to the
Arizona  Mills and  Stamford  Town Center  refinancings,  which  consisted  of a  prepayment  premium and the  write-off of deferred financing costs.

   In 1996,  the Operating  Partnership  entered into an agreement to lease  Memorial City Mall, a 1.4 million  square foot shopping  center  located in  Houston,  Texas.  The lease was subject to certain  provisions  that  enabled  the  Operating
Partnership  to explore  significant  redevelopment  opportunities  and  terminate  the lease  obligation in the event such redevelopment  opportunities  were not deemed to be  sufficient.  The Operating  Partnership  terminated  its Memorial City lease on April 30, 2000.

   During October and November  2001, the Operating  Partnership  completed an $82.5 million  financing  secured by Regency
Square and closed on a new $275 million  line of credit.  The net  proceeds of these  financings  were used to pay off $150 million  outstanding  under  loans  previously  secured by Twelve Oaks Mall and the balance  under the  expiring  revolving credit facility.  In May 2001, the Company closed on a $168 million construction loan for The Mall at Wellington Green.

   During  October 2000,  Arizona Mills  completed a $146 million  secured  refinancing of its existing  mortgage.  Also in
October  2000,  MacArthur  Center  completed  a  $145  million  secured  financing,  repaying  the  existing  $120  million construction  loan.  The  remaining  net  proceeds  of  approximately  $23.9  million  were  distributed  to the  Operating
Partnership,  which  contributed  all of the equity funding for the  development of the center.  In January 2000,  Stamford
Town Center completed a $76 million secured  refinancing.  During 2000,  construction  facilities for $160 million and $220 million were obtained for The Mall at Millenia and The Shops at Willow Bend, respectively.

Investments in Technology Businesses

   During 2001, the Company committed to invest  approximately $2 million in Constellation Real Technologies LLC, a company that forms and sponsors  real estate  related  internet,  e-commerce,  and  telecommunications  enterprises.  The Company's investment was $0.5 million at December 31, 2001.

   In May 2000, the Company  acquired an approximately  6.8% interest in  MerchantWired,  LLC, a service company  providing internet  and network  infrastructure  to shopping  centers and  retailers.  As of December  31,  2001,  the Company had an investment of  approximately  $3.6 million in this venture and has guaranteed  obligations of  approximately  $3.8 million.
The principal  shareholder of  MerchantWired  has disclosed that the future  profitability of MerchantWired is dependent on it  obtaining  outside  capital  and other  management  expertise;  there is no  assurance  as to its  success in doing so.
During  2001  and  2000,  the  Company  recognized  its  $2.4  million  (including  $0.6  million  of  real  estate-related depreciation) and $0.5 million share of MerchantWired losses, respectively.

    In April 1999,  the Company  obtained a $7.4 million  preferred  investment  in  fashionmall.com,  Inc.,  an e-commerce company originally organized to market, promote,  advertise,  and sell fashion apparel and related accessories and products over the  internet.  In  2001,  fashionmall.com  significantly  scaled  back its  operations  and  experienced  significant decreases  in operating  revenues.  Fashionmall.com  management  has  disclosed  that they have more cash than is needed to fund current  operations and are  considering how best to use such cash,  including  making  acquisitions,  issuing special dividends,  or finding  other  options to provide  opportunities  for  liquidity  to its  shareholders  at some time in the future.  While the Company's  right to a preference in the event of a liquidation is not disputed,  and while there is more than sufficient cash in fashionmall.com to fund the Company's  liquidation  preference,  the Company has been in settlement discussions  with  fashionmall.com's  management to return the Company's  preferred  investment at a discount,  in order to facilitate  these  potential  uses of the cash.  There is no  assurance  that the  settlement  discussions  will  achieve a resolution  and/or  what their  ultimate  outcome  will be.  During  2001,  the Company  recorded a charge of $1.9  million relating to its investment in fashionmall.com; the Company's investment was $5.5 million at December 31, 2001.

New Accounting Pronouncements

   Effective January 1, 2001, the Company adopted SFAS 133 and its related amendments and interpretations,  which establish
accounting  and  reporting  standards  for  derivative  instruments.   All  derivatives,   whether  designated  in  hedging
relationships  or not, are required to be recorded on the balance sheet at fair value.  If the  derivative is designated as a cash  flow  hedge,  the  effective  portions  of  changes  in the fair  value of the  derivative  are  recorded  in other comprehensive  income (OCI) and are recognized in the income statement when the hedged item affects  earnings.  Ineffective portions of changes in the fair value of cash flow hedges are  recognized  in the Company's  earnings as interest  expense.
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

   In addition to the transition  adjustments,  the Company recognized a $3.3 million reduction of earnings during the year ended December 31, 2001,  representing  unrealized  losses due to the decline in interest rates and the resulting  decrease in  value  of  the  Company's  and  its  Unconsolidated  Joint  Ventures'  interest  rate  agreements.  Of  these  amounts, approximately  $2.8 million  represents the change in value of the Dolphin swap agreement and the remainder  represents the changes in time value of other instruments.

   As of December 31, 2001, the Company has $3.1 million of derivative  losses included in Accumulated OCI. Of this amount,
$2.8  million  relates to a realized  loss on a hedge of the  October  2001  Regency  Square  financing.  This loss will be recognized as additional  interest  expense over the ten-year  term of the debt.  The remaining  $0.3 million of derivative losses included in Accumulated OCI at December 31, 2001 relates to a hedge of the Dolphin Mall  construction  facility that will be  recognized as a reduction of earnings  through its 2002  maturity  date.  The Company  expects that  approximately
$0.6 million will be  reclassified  from  Accumulated  OCI and recognized as a reduction of earnings during the next twelve months.

   In October 2001, the Financial  Accounting  Standards Board issued Statement No. 144,  "Accounting for the Impairment or
Disposal of Long-Lived  Assets",  which  replaced  FASB  Statement No. 121,  "Accounting  for the  Impairment of Long-Lived
Assets and for Long-Lived  Assets to Be Disposed Of".  Statement 144 broadens the reporting of  discontinued  operations to include disposals of operating  components;  each of the Company's  investments in an operating center is such a component.
The provisions of Statement 144 are effective for financial  statements  issued for fiscal years  beginning  after December
15, 2001 and generally  are to be applied  prospectively.  The  Statement is not expected to have a material  effect on the financial  condition or results of  operations  of the Company;  however,  if the Company were to dispose of a center,  the center's  results of  operations  would  have to be  separately  disclosed  as  discontinued  operations  in the  Company's financial statements.

Comparable Center Operations

   The  performance  of the Company's  portfolio can be measured  through  comparisons of comparable  centers'  operations.
During 2001,  revenues  (excluding land sales) less operating costs  (operating and recoverable  expenses) of those centers owned and open for the entire period  increased  approximately  two percent in  comparison to the same centers'  results in
2000.  This growth was  primarily due to increases in minimum  rents,  revenue from  advertising  space  arrangements,  and lease  cancellation  income,  partially  offset by a decrease in percentage  rent and an increase in expenses.  The Company expects that  comparable  center  operations  will increase  annually by two to three  percent.  This is a  forward-looking statement and certain significant  factors could cause the actual results to differ materially;  refer to the General Risks of the Company in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Other Income

   The Company has certain additional sources of income beyond its rental revenues,  recoveries from tenants,  and revenues from  management,  leasing,  and development  services,  as summarized in the following table. The Company expects that the shopping  center-related  revenues,  such as income from parking  garages or  sponsorship  agreements,  will grow at a rate slightly higher than the rate of inflation.  During 2001,  gains on peripheral land sales were less than the  approximately
$6 million  average of the  preceding  three  years;  the  Company  expects  that 2002 gains on land sales will return to a range of $6 million to $7 million.  Interest  income in 2001 and 2000 exceeded  historical  averages;  the Company  expects that 2002  interest  income will range  between $2 million and $3 million.  Lease  cancellation  income is dependent on the overall  economy and  performance  of particular  retailers in specific  locations and is difficult to predict;  2001 lease cancellation income  significantly  exceeded  historical  averages.  Estimates regarding  anticipated 2002 other income are forward-looking  statements and certain significant factors could cause the actual results to differ materially,  including but not  limited  to: 1) actual  results  of  negotiations  with  tenants,  counterparties,  and  potential  purchasers  of peripheral land, and 2) timing of transactions.

                                                                      2001                         2000
                                                                      ----                         ----
                                                               (Operating Partnership's share in millions of dollars)

         Shopping center related revenues                             13.8                         13.6
         Gains on peripheral land sales                                4.6                          9.1
         Lease cancellation revenue                                   10.3                          1.6
         Interest income                                               4.9                          4.3
                                                                       ---                          ---
                                                                      33.6                         28.6
                                                                      ====                         ====

Subsequent Events

   In early 2002,  the  Operating  Partnership  entered  into a definitive  purchase and sale  agreement to acquire for $88 million a 50% general  partnership  interest in  SunValley  Associates,  a  California  general  partnership  that owns the
Sunvalley  Shopping Center located in Concord,  California.  The $88 million purchase price consists of $28 million of cash and $60 million of existing  debt that  encumbers the  property.  The Company's  interest in the secured debt consists of a
$55 million  primary note bearing  interest at LIBOR plus 0.92% and a $5 million note bearing  interest at LIBOR plus 3.0%.
The notes mature in September 2003 and have two one-year  extension  options.  The center is also subject to a ground lease that  expires in 2061.  The Manager has managed the property  since its  development  and will  continue to do so after the acquisition.  The other 50% partner in the  property  is an entity  owned and  controlled  by Mr. A.  Alfred  Taubman,  the
Company's largest shareholder and recently retired Chairman of the Board of Directors.

   Also in early 2002,  the Company  entered  into  agreements  to sell its  interests  in LaCumbre  Plaza and Paseo Nuevo, subject to satisfying closing  conditions,  for $77 million.  The centers are subject to ground leases and are unencumbered by debt. The centers were purchased in 1996 for $59 million.

   These  transactions are expected to close during the first half of 2002, and the Company expects to use the net proceeds from the sale of the two centers to fund the  acquisition of Sunvalley and pay down  borrowings  under the Company's  lines of credit.  Assuming  the  operations  of these two centers are included in Funds from  Operations  for the period owned in
2002, the Company  expects that these  transactions  will have a neutral effect on Funds from Operations in 2002. This is a forward-looking  statement and certain  significant  factors could cause the actual effect to differ materially,  including but not limited to 1) the occurrence and timing of the  transactions,  2) actual  operations of the centers,  3) actual use of proceeds, 4) actual transaction costs, and 5) resolution of closing conditions.

Presentation of Operating Results

   The  following  tables  contain  the  combined  operating  results  of the  Company's  Consolidated  Businesses  and the
Unconsolidated  Joint  Ventures.  Income  allocated to the minority  partners in the  Operating  Partnership  and preferred interests is deducted to arrive at the results  allocable to the Company's  common  shareowners.  Because the net equity of the  Operating  Partnership  is less than zero,  the income  allocated to the minority  partners is equal to their share of distributions.  The net equity of these minority  partners is less than zero due to accumulated  distributions in excess of net income  and not as a result of  operating  losses.  Distributions  to  partners  are  usually  greater  than net income because net income includes non-cash charges for depreciation and amortization,  although  distributions were less than net income during 2000 due to the gain on the  disposition of Lakeside  described  above.  Also,  losses  allocable to minority partners in certain  consolidated joint ventures are added back to arrive at the net results of the Company.  The Company's average  ownership  percentage of the Operating  Partnership was 62% and 63% for 2001 and 2000,  respectively.  The results of Twelve Oaks Mall are included in the Consolidated  Businesses  subsequent to the closing of the transaction,  while both
Twelve Oaks Mall and Lakeside are included as Unconsolidated Joint Ventures for previous periods.

Comparison of 2001 to 2000

   The following table sets forth operating results for 2001 and 2000,  showing the results of the Consolidated  Businesses and Unconsolidated Joint Ventures:

                                                         2001                                                   2000
                                  ----------------------------------------------------  -----------------------------------------------------
                                                                          TOTAL OF                                                TOTAL OF
                                                                        CONSOLIDATED                                            CONSOLIDATED
                                    CONSOLIDATED      UNCONSOLIDATED     BUSINESSES        CONSOLIDATED       UNCONSOLIDATED     BUSINESSES
                                     BUSINESSES       JOINT VENTURES         AND          BUSINESSES (2)      JOINT VENTURES        AND
                                                        AT 100%(1)      UNCONSOLIDATED                          AT 100%(1)      UNCONSOLIDATED
                                                                            JOINT                                                  JOINT
                                                                          VENTURES                                              VENTURES AT
                                                                           AT 100%                                                  100%
                                  ----------------------------------------------------  -----------------------------------------------------
                                                                           (in millions of dollars)

REVENUES:
  Minimum rents                            176.2            149.3              325.5           151.9             145.5             297.4
  Percentage rents                           5.5              3.2                8.7             6.4               3.8              10.1
  Expense recoveries                       104.5             73.6              178.1            91.3              75.7             166.9
  Management, leasing and
     development                            26.0                                26.0            25.0                                25.0
  Other                                     29.2             12.3               41.5            27.5               5.7              33.2
                                            ----             ----               ----           -----             -----             -----
Total revenues                             341.4            238.4              579.8           301.9             230.7             532.6

OPERATING COSTS:
  Recoverable expenses                      91.2             67.3              158.4            79.7              63.6             143.3
  Other operating                           36.4             15.1               51.5            30.0              13.4              43.4
  Restructuring loss                         2.0                                 2.0
  Charge related to technology
     investment                              1.9                                 1.9
  Management, leasing
     and development                        19.0                                19.0            19.5                                19.5
  General and administrative                20.1                                20.1            19.0                                19.0
  Interest expense                          68.2             75.0              143.1            57.3              65.5             122.8
  Depreciation and amortization(3)          68.9             39.3              108.3            56.8              29.5              86.3
                                            ----             ----               ----           -----             -----             -----
Total operating costs                      307.6            196.7              504.3           262.3             172.0             434.4
Net results of Memorial City (2)                                                                (1.6)                               (1.6)
                                            ----             ----               ----           -----             -----             -----
                                            33.8             41.8               75.6            38.0              58.6              96.6
                                                             ====               ====                              ====              ====

Equity in income before
  extraordinary items of
  Unconsolidated Joint Ventures(3) (4)      21.9                                                28.5
                                            ----                                                ----
Income before gain on
  disposition, extraordinary items,
  cumulative effect of change in
  accounting principle, and
  minority and preferred  interests         55.7                                                66.5
Gain on disposition of interest in center                                                       85.3
Extraordinary items                                                                             (9.5)
Cumulative effect of change in
  accounting principle                      (8.4)
TRG preferred distributions                 (9.0)                                               (9.0)
Minority share of consolidated joint
  ventures                                   1.1
Minority share of income of TRG            (11.7)                                              (58.5)
Distributions less than (in excess
  of) minority share of income             (20.0)                                               28.2
                                           -----                                               -----
Net income                                   7.7                                               103.0
Series A preferred dividends               (16.6)                                              (16.6)
                                           -----                                               -----
Net income (loss) allocable to
  common   shareowners                      (8.9)                                               86.4
                                           =====                                               =====

SUPPLEMENTAL INFORMATION(5):
  EBITDA - 100%                            172.8            156.0              328.8           153.1             153.7             306.8
  EBITDA - outside partners' share          (7.5)           (71.6)             (79.2)           (7.6)            (70.8)            (78.4)
                                            ----             ----               ----           -----             -----             -----
  EBITDA contribution                      165.3             84.4              249.7           145.6              82.9             228.4
  Beneficial interest expense              (63.2)           (38.7)            (101.8)          (52.2)            (34.9)            (87.1)
  Non-real estate depreciation              (2.7)                               (2.7)           (3.0)                               (3.0)
  Preferred dividends and distributions    (25.6)                              (25.6)          (25.6)                              (25.6)
                                            ----             ----               ----           -----             -----             -----
  Funds from Operations contribution        73.8             45.7              119.5            64.8              47.9             112.7
                                            ====             ====              =====           =====              ====             =====

(1)  With the exception of the Supplemental  Information,  amounts  include 100% of the  Unconsolidated  Joint Ventures. Amounts are
     net of intercompany  profits.  The  Unconsolidated  Joint Ventures are presented at 100%  in order to  allow for measurement of their  performance as a whole,  without regard to the Company's ownership  interest.  In its consolidated financial statements, the Company accounts for its investments in the Unconsolidated Joint Ventures under the equity method.
(2)  The results of operations of Memorial City are presented net in this table. The Operating  Partnership  terminated its Memorial
     City lease on April 30, 2000.
(3)  Amortization  of the  Company's  additional  basis in the  Operating Partnership included in equity in income of Unconsolidated
     Joint Ventures was $3.0 million and $3.8 million in 2001 and 2000,  respectively.  Also,  amortization  of the additional basis included in depreciation and amortization was $4.6 million and $4.2 million in 2001 and 2000, respectively.
(4)  Equity in income before  extraordinary  items of Unconsolidated  Joint Ventures excludes the cumulative effect of the change in accounting principle incurred in connection with the Company's adoption of SFAS 133.  The Company's share of the Unconsolidated
     Joint Ventures' cumulative effect was approximately $1.6 million.
(5)  EBITDA represents  earnings before interest and depreciation and amortization,  excluding gains on dispositions of  depreciated operating  properties.  In 2001, the $1.9 million charge  related  to a technology  investment  was  also excluded.  Funds from
     Operations is defined and discussed in Liquidity and Capital Resources.
(6)  Amounts in this table may not add due to rounding.

Consolidated Businesses

   Total  revenues for the year ended December 31, 2001 were $341.4  million,  a $39.5 million or 13.1% increase over 2000.
Minimum  rents  increased  $24.3 million of which $23.1 million was due to the openings of The Shops at Willow Bend and The
Mall at  Wellington  Green,  as well as the  inclusion  of Twelve Oaks Mall.  Minimum  rents also  increased  due to tenant rollovers and new sources of rental income,  including  temporary  tenants and advertising space  arrangements,  offsetting decreases  in rent caused by lower  occupancy.  Percentage  rents  decreased  due to  decreases  in tenant  sales.  Expense recoveries  increased  primarily  due to  Willow  Bend,  Wellington  Green,  and  Twelve  Oaks.  Management,  leasing,  and development  revenues increased  primarily due to leasing  commissions,  including those relating to two short-term leasing contracts.  Other  revenue  increased  primarily  due to an increase in lease  cancellation  revenue and  interest  income, partially offset by a decrease in gains on sales of peripheral land.

   Total operating costs were $307.6 million, a $45.3 million or 17.3% increase from 2000.  Recoverable  expenses increased primarily due to Willow Bend,  Wellington  Green,  and Twelve Oaks. Other operating  expense  increased due to Willow Bend,
Wellington  Green,  and Twelve  Oaks,  as well as increases  in bad debt  expense,  marketing  expense,  professional  fees relating to process  improvement  projects,  and losses relating to the investment in MerchantWired,  partially offset by a decrease in the charge to operations for costs of  pre-development  activities.  During 2001, a $2.0 million  restructuring loss was recognized,  which primarily represented the cost of certain involuntary terminations of personnel;  substantially all  restructuring  costs had been paid by year-end.  The Company also  recognized  a $1.9 million  charge  relating to its investment in  fashionmall.com,  Inc. General and  administrative  expense increased  primarily due to increases in payroll costs.  Interest  expense  increased  primarily due to debt assumed and incurred  relating to Twelve Oaks and a decrease in capitalized  interest  upon  opening  of  the  new  centers,  offset  by  decreases  due to  declines  in  interest  rates.
Depreciation expense increased primarily due to Willow Bend, Wellington Green, and Twelve Oaks.

Unconsolidated Joint Ventures

   Total  revenues for the year ended  December 31, 2001 were $238.4  million,  a $7.7  million or 3.3%  increase  from the comparable  period of 2000.  Minimum rents  increased  primarily due to tenant  rollovers and new sources of rental income, including  temporary  tenants  and  advertising  space  arrangements,  which  offset  decreases  in rent  caused  by  lower occupancy.  Increases  in  minimum  rent due to  Dolphin  Mall and  International  Plaza  were  offset by  Twelve  Oaks and
Lakeside.  Expense  recoveries  decreased  primarily due to Twelve Oaks and Lakeside,  partially offset by Dolphin Mall and
International Plaza.  Other revenue increased primarily due to an increase in lease cancellation revenue.

   Total  operating  costs  increased by $24.7 million to $196.7 million for the year ended December 31, 2001.  Recoverable expenses and depreciation  expense  increased  primarily due to Dolphin Mall and International  Plaza,  partially offset by
Twelve  Oaks  and  Lakeside.  Other  operating  expense  increased  primarily  due to the  openings  of  Dolphin  Mall  and
International  Plaza,  including  greater levels of bad debt expense at Dolphin Mall,  partially  offset by Twelve Oaks and
Lakeside.  Interest  expense  increased  due to a decrease  in  capitalized  interest  upon  opening  of  Dolphin  Mall and
International  Plaza and changes in the value of Dolphin  Mall's  swap  agreement,  partially  offset by  decreases  due to
Twelve Oaks and Lakeside and declines in interest rates.

   As a result of the foregoing,  income before extraordinary items and cumulative effect of change in accounting principle of the  Unconsolidated  Joint Ventures  decreased by $16.8 million,  or 28.7%,  to $41.8 million.  The Company's  equity in income before  extraordinary  items and cumulative  effect of change in accounting  principle of the  Unconsolidated  Joint
Ventures was $21.9 million, a 23.2% decrease from 2000.

Net Income

   As a result of the  foregoing,  the Company's  income before gain on  disposition  of interest in center,  extraordinary items,  cumulative effect of change in accounting principle,  and minority and preferred interests decreased $10.8 million, or 16.2%,  to $55.7  million  for the year ended  December  31,  2001.  During  2001,  a  cumulative  effect of a change in accounting  principle of $8.4 million was recognized in connection  with the Company's  adoption of SFAS 133.  During 2000, the Company  recognized an $85.3 million gain on the disposition of its interest in Lakeside,  and an extraordinary  charge of $9.5 million related to the  extinguishment  of debt.  After  allocation of income to minority and preferred  interests, net income (loss) allocable to common shareowners for 2001 was $(8.9) million compared to $86.4 million in 2000.

Comparison of 2000 to 1999

   Discussion  of  significant  transactions  and openings  occurring  in 2000  precedes  the  Comparison  of 2001 to 2000.
Significant 1999 items are described below.

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

   In September and November  1999, the Operating  Partnership  completed  private  placements of its Series C and Series D preferred  equity  totaling  $100  million,  with net  proceeds  used to pay down lines of credit.  In August  1999, a $177 million  refinancing of Cherry Creek was completed,  with net proceeds of $45.2 million being  distributed to the Operating
Partnership  and used to pay down  lines of  credit.  In April  1999  through  June  1999,  $520  million  of  refinancings relating to The Mall at Short  Hills,  Biltmore  Fashion  Park,  and Great Lakes  Crossing  were  completed.  During  1999, construction  facilities  for $194  million and $200  million  were  obtained  for  International  Plaza and Dolphin  Mall, respectively.

   Comparison of 2000 to 1999

   The following table sets forth operating results for 2000 and 1999,  showing the results of the Consolidated  Businesses and Unconsolidated Joint Ventures:

                                                         2000                                                  1999
                                  ----------------------------------------------------  -----------------------------------------------------
                                                                          TOTAL OF                                                TOTAL OF
                                                                        CONSOLIDATED                                            CONSOLIDATED
                                    CONSOLIDATED      UNCONSOLIDATED     BUSINESSES        CONSOLIDATED       UNCONSOLIDATED     BUSINESSES
                                     BUSINESSES (1)   JOINT VENTURES         AND          BUSINESSES (1)      JOINT VENTURES        AND
                                                        AT 100%(2)      UNCONSOLIDATED                          AT 100%(2)      UNCONSOLIDATED
                                                                            JOINT                                                  JOINT
                                                                          VENTURES                                              VENTURES AT
                                                                           AT 100%                                                  100%
                                  ----------------------------------------------------  -----------------------------------------------------
                                                                           (in millions of dollars)

REVENUES:
  Minimum rents                            151.9             145.5              297.4         133.9              158.1                 292.1
  Percentage rents                           6.4               3.8               10.1           4.6                3.9                   8.6
  Expense recoveries                        91.3              75.7              166.9          78.9               83.6                 162.4
  Management, leasing and
     development                            25.0                                 25.0          23.9                                     23.9
  Other                                     27.5               5.7               33.2          16.3                6.4                  22.7
                                           -----            ------              -----         -----              -----                 -----
Total revenues                             301.9             230.7              532.6         257.6              252.0                 509.6

OPERATING COSTS:
  Recoverable expenses                      79.7              63.6              143.3          69.5               69.4                 138.9
  Other operating                           30.0              13.4               43.4          28.9               13.0                  41.9
  Management, leasing
     and development                        19.5                                 19.5          17.2                                     17.2
  General and administrative                19.0                                 19.0          18.1                                     18.1
  Interest expense                          57.3              65.5              122.8          51.3               64.4                 115.8
  Depreciation and amortization (3)         56.8              29.5               86.3          51.9               29.7                  81.6
                                           -----            ------              -----         -----              -----                 -----
Total operating costs                      262.3             172.0              434.4         237.0              176.5                 413.5
Net results of Memorial City (1)            (1.6)                                (1.6)         (1.4)                                    (1.4)
                                           -----            ------              -----         -----              -----                 -----
                                            38.0              58.6               96.6          19.2               75.6                  94.7
                                                              ====               ====                            =====                 =====

Equity in income before
  extraordinary items of
  Unconsolidated Joint Ventures (3)         28.5                                               39.3
                                           -----                                               ----
Income before gain on
  disposition, extraordinary items,
  and minority and  preferred interests     66.5                                               58.4
Gain on disposition of interest in center   85.3
Extraordinary items                         (9.5)                                              (0.5)
TRG preferred distributions                 (9.0)                                              (2.4)
Minority share of income                   (58.5)                                             (17.6)
Distributions less than (in excess
  of) minority share of income              28.2                                              (12.4)
                                           -----                                              -----
Net income                                 103.0                                               25.5
Series A preferred dividends               (16.6)                                             (16.6)
                                           -----                                              -----
Net income allocable to common
  shareowners                               86.4                                                8.9
                                            ====                                                ===

SUPPLEMENTAL INFORMATION (4):
  EBITDA - 100%                            153.1             153.7              306.8         123.0              169.7                 292.6
  EBITDA - outside partners' share          (7.6)            (70.8)             (78.4)         (4.4)             (75.5)                (79.9)
                                           -----            ------              -----         -----              -----                 -----
  EBITDA contribution                      145.6              82.9              228.4         118.6               94.1                 212.7
  Beneficial interest expense              (52.2)            (34.9)             (87.1)        (47.6)             (34.5)                (82.1)
  Non-real estate depreciation              (3.0)                                (3.0)         (2.7)                                    (2.7)
  Preferred dividends and distributions    (25.6)                               (25.6)        (19.0)                                   (19.0)
                                           -----            ------              -----         -----              -----                 -----
  Funds from Operations contribution        64.8              47.9              112.7          49.3               59.7                 108.9
                                           =====              ====              =====         =====               ====                 =====

(1)  The results of operations of Memorial City are presented net in this table. The Operating  Partnership  terminated its Memorial
     City lease on April 30, 2000.
(2)  With the exception of the Supplemental  Information,  amounts include 100% of the  Unconsolidated  Joint  Ventures. Amounts are
     net of intercompany  profits.  The  Unconsolidated  Joint Ventures are presented at 100% in order  to allow  for measurement of their performance as a whole, without regard to the Company's ownership interest. In its consolidated financial statements, the
     Company accounts for its investments in the Unconsolidated Joint Ventures under the equity method.
(3)  Amortization of the Company's  additional basis in the Operating Partnership  included in equity in income before extraordinary items of Unconsolidated Joint Ventures was $3.8 million and $4.7 million in 2000  and  1999,  respectively.  Also, amortization of  the  additional  basis  included  in  depreciation  and  amortization  was $4.2 million  and $3.8 million in 2000 and 1999, respectively.
(4)  EBITDA represents  earnings before interest and depreciation and amortization,  excluding gains on dispositions of  depreciated operating properties. Funds from Operations is defined and discussed in Liquidity and Capital Resources.
(5)  Amounts in this table may not add due to rounding.

Consolidated Businesses

   Total  revenues for the year ended December 31, 2000 were $301.9  million,  a $44.3 million or 17.2% increase over 1999.
Minimum  rents  increased  $18.0  million of which $4.3 million was due to the opening of MacArthur  Center.  Minimum rents also increased due to the inclusion of Twelve Oaks Mall,  tenant  rollovers,  and new sources of rental  income,  including temporary  tenants and  advertising  space  arrangements.  Percentage  rents increased due to increases in tenant sales and the  inclusion  of  Twelve  Oaks.  Expense  recoveries  increased  primarily  due to  MacArthur  Center  and  Twelve  Oaks.
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

Net Income

   As a result of the foregoing,  the Company's  income before gain on disposition,  extraordinary  items, and minority and preferred  interests  increased $8.1 million,  or 13.9%, to $66.5 million for the year ended December 31, 2000. The Company recognized $9.5 million and $0.5 million in  extraordinary  charges related to the  extinguishment  of debt during 2000 and
1999,  respectively.  During 2000,  the Company  recognized  an $85.3  million gain on the  disposition  of its interest in
Lakeside.  After allocation of income to minority and preferred  interests,  net income allocable to common shareowners for
2000 was $86.4 million compared to $8.9 million in 1999.

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

   The Company  believes that its net cash provided by operating  activities,  distributions  from its joint ventures,  the unutilized  portion of its credit  facilities,  and its ability to access the capital markets assure adequate  liquidity to conduct its operations in accordance with its dividend, acquisition, and financing policies.

   As of December 31, 2001, the Company had a consolidated cash balance of $27.8 million.  Additionally,  the Company has a secured  $275  million  line of credit.  This line had $205  million of  borrowings  as of December 31, 2001 and expires in
November 2004 with a one-year  extension  option.  The Company also has  available a second  secured bank line of credit of up to $40 million.  The line had $12.0 million of borrowings as of December 31, 2001 and expires in June 2002.

Summary of Investing Activities

   Net cash used in investing  activities  was $240.7 million in 2001 compared to $219.7 million in 2000 and $197.4 million in 1999.  Cash used in  investing  activities  was  impacted  by the  timing of capital  expenditures,  with  additions  to properties in 2001, 2000, and 1999 for the  construction of MacArthur  Center,  The Mall at Wellington  Green, The Shops at
Willow Bend, as well as other  development  activities and other capital items.  During 2001, 2000, and 1999, $4.0 million,
$3.0 million,  and $7.4 million were invested in  technology-related  ventures,  respectively.  During 1999,  $11.1 million was invested in Swerdlow  Real Estate  Group and Lord  Associates.  During 2000,  net  acquisition  costs of $23.6  million were  incurred in connection  with the Lakeside and Twelve Oaks  transaction.  Net proceeds  from sales of peripheral  land were $8.6 million,  $8.2  million,  and $1.8 million in 2001,  2000,  and 1999,  respectively.  Although 2001 gains on land sales were less than the comparable  period in 2000,  net proceeds were higher in 2001 because  certain 2000 sales involved larger land contracts.  Contributions to  Unconsolidated  Joint Ventures were $55.9 million in 2001, $18.8 million in 2000, and $36.8 million in 1999,  primarily  representing  funding for  construction  activities  at Dolphin Mall,  International
Plaza, and The Mall at Millenia.  Distributions  from  Unconsolidated  Joint Ventures were primarily  consistent with 2000, while 2000 decreased from 1999 due to the transfers of Lakeside and Twelve Oaks and excess  mortgage  refinancing  proceeds received in 1999.

Summary of Financing Activities

   Financing  activities  contributed  cash of $128.8  million in 2001,  $99.7 million in 2000,  and $91.3 million in 1999.
Debt proceeds,  net of repayments and issuance costs, provided $242.7 million,  $231.2 million, and $100.9 million in 2001,
2000,  and 1999,  respectively.  In 1999, the Operating  Partnership  received $97.3 million from the issuance of preferred equity.  Stock  repurchases of $22.9 million were made in connection with the Company's stock  repurchase  program in 2001, a decrease of $1.3  million  from 2000.  The Company has  repurchased  $47.1  million of its common stock since it received authorization  from the  Company's  Board of  Directors in March 2000 for  purchases  up to $50 million.  Issuance of stock pursuant to the  Continuing  Offer related to the exercise of employee  options  contributed  $16.9  million in 2001,  $0.1 million in 2000, and $3.1 million in 1999.  Total dividends and  distributions  paid were $107.9  million,  $107.5 million, and $100.1 million in 2001, 2000, and 1999, respectively.

Beneficial Interest in Debt

   At December 31, 2001, the Operating  Partnership's debt and its beneficial  interest in the debt of its Consolidated and
Unconsolidated  Joint Ventures totaled  $1,907.9  million with an average interest rate of 5.86% excluding  amortization of debt issuance  costs and interest rate hedging  costs.  Debt issuance costs and interest rate hedging costs are reported as interest  expense in the  results of  operations.  Amortization  of debt  issuance  costs  added  0.37% to TRG's  effective interest  rate  during  2001.  Included  in  beneficial  interest in debt is debt used to fund  development  and  expansion costs.  Beneficial  interest in assets on which  interest is being  capitalized  totaled  $121.4 million as of December 31,
2001.  Beneficial  interest in capitalized  interest was $29.5 million for 2001. The following  table presents  information about the Company's beneficial interest in debt as of December 31, 2001.

                                                                    Beneficial Interest in Debt
                                                    --------------------------------------------------------------
                                                        Amount     Interest     LIBOR      Frequency       LIBOR
                                                     (in millions   Rate at      Cap        of Rate         at
                                                      of dollars)  12/31/01      Rate        Resets      12/31/01
                                                      -----------  --------     ------      -------      --------
Total beneficial interest in fixed rate debt          $1,025.2       7.50% (1)

Floating rate debt hedged via interest rate caps:

     Through March 2002                                  100.0       3.21  (1)   7.25%       Monthly        1.87%
     Through March 2002                                  144.5       3.95  (1)   7.25        Monthly        1.87
     Through July 2002                                    43.4       5.16        6.50        Monthly        1.87
     Through August 2002                                  38.0       2.70        8.20        Monthly        1.87
     Through September 2002                              100.0 (2)   4.30  (1)   7.00        Monthly        1.87
     Through October 2002                                 26.5       4.37        7.10        Monthly        1.87
     Through November 2002                                80.2       3.50  (1)   8.75        Monthly        1.87
     Through May 2003                                    147.0       4.15        7.15        Monthly        1.87
     Through September 2003                               63.0       4.47        7.00        Monthly        1.87
     Through September 2003                               63.0       4.19  (1)   7.25        Monthly        1.87
     Other floating rate debt                             77.1       3.21  (1)
                                                      --------

Total beneficial interest in debt                     $1,907.9       5.86 (1)(3)
                                                      ========

(1)  Denotes weighted average interest rate before amortization of financing costs.
(2)  This  construction  debt at  a  50% owned  unconsolidated  joint venture is swapped at a rate of 6.14%  when  LIBOR is below 6.7%.
(3)  As provided for by certain debt agreements,  the Company  has  currently  locked  in an average all in rate of 4.7% on approximately  $490 million of floating rate debt into the fourth quarter of 2002 and an additional  $247 million that expires throughout the first three quarters of 2002.

Sensitivity Analysis

   The Company has exposure to interest  rate risk on its debt  obligations  and interest  rate  instruments.  Based on the
Operating  Partnership's  beneficial  interest in debt and interest  rates in effect at December 31, 2001,  excluding  debt fixed under  long-term  LIBOR rate  contracts,  a one percent  increase or decrease in interest rates on this floating rate debt would  decrease or increase  annual cash flows by  approximately  $4.0 million  and, due to the effect of  capitalized interest,  annual earnings by approximately  $3.7 million.  Based on the Company's  consolidated debt and interest rates in effect at  December  31,  2001,  a one  percent  increase  in  interest  rates  would  decrease  the fair  value of debt by approximately  $43.2  million,  while a one percent  decrease in interest  rates would  increase  the fair value of debt by approximately $46.4 million.

   In March 2002,  the Company  entered into a one year 4.3% swap agreement  based on a notional  amount of $100 million to begin November 1, 2002, as a hedge of the Company's $275 million line of credit.

Covenants and Commitments

   Certain loan agreements contain various restrictive  covenants  including minimum net worth  requirements,  minimum debt service and fixed charges  coverage ratios,  a maximum payout ratio on  distributions,  and a minimum debt yield ratio, the latter being the most restrictive. The Operating Partnership is in compliance with all of its covenants.

   The Company's secured credit facilities contain customary covenants requiring the maintenance of comprehensive  all-risk insurance on property securing each facility.  As a result of expected  exclusions or coverage  reductions in its insurance policies upon renewal, the Company expects to purchase supplemental  coverage for terrorist acts at significant  additional cost.  Although,  based on  preliminary  discussions  with its  insurance  agency and certain of its  lenders,  the Company believes it will be able to purchase  satisfactory  additional  coverage at increased,  though not  prohibitive,  costs. No assurances  can be given that such  coverage  will be adequate or that  mortgagees  will not require  coverage  beyond that which is commercially  available at reasonable  rates. The Company's  inability to obtain such coverage or to do so only at greatly increased costs may also negatively impact the availability and cost of future financing.

   Certain debt agreements contain  performance and valuation criteria that must be met for the loans to be extended at the full principal amounts;  these agreements provide for partial  prepayments of debt to facilitate  compliance with extension provisions.

   Payments of principal and interest on the loans in the following  table are  guaranteed by the Operating  Partnership as of December 31,  2001.  All of the loan  agreements  provide for a reduction of the amounts  guaranteed  as certain  center performance and valuation criteria are met.

                                                   TRG's           Amount of
                                                beneficial       loan balance       % of loan
                                               interest in        guaranteed         balance        % of interest
                           Loan balance        loan balance         by TRG         guaranteed        guaranteed
Center                    as of 12/31/01      as of 12/31/01    as of 12/31/01       by TRG            by TRG
------                    --------------      --------------    --------------       ------            ------
                                          (in millions of dollars)
Dolphin Mall                       164.6           82.3              82.3               50%              100%
Great Lakes Crossing               151.0          128.3             151.0              100%              100%
International Plaza                171.6           45.4             171.6              100% (1)          100% (1)
The Mall at Millenia                56.5           28.3              28.3               50%               50%
The Mall at Wellington Green       124.3          111.9             124.3              100%              100%
The Shops at Willow Bend           186.5          186.5             186.5              100%              100%

(1)  An investor  in  the  International  Plaza  venture  has  indemnified  the  Operating  Partnership  to  the  extent of approximately 25% of the amounts  guaranteed.  Effective February 2002, the guarantee on the International  Plaza loan was reduced to 50%.

Funds from Operations

   A principal factor that the Company  considers in determining  dividends to shareowners is Funds from Operations  (FFO), which is defined as income before  extraordinary  items, real estate  depreciation and amortization,  and the allocation to the minority interest in the Operating  Partnership,  less preferred dividends and distributions.  Gains on dispositions of depreciated  operating  properties  are  excluded  from  FFO.  In 2001,  a $1.9  million  charge  related  to a  technology investment was also excluded.

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

Reconciliation of Income to Funds from Operations

                                                                                      2001                2000
                                                                                      ----                ----
                                                                                      (in millions of dollars)

Income before gain on disposition of interest in center,
  extraordinary items, cumulative effect of change in
  accounting principle, and minority and preferred interests (1) (2)                  55.7                66.5
Depreciation and amortization (3)                                                     68.9                57.8
Share of Unconsolidated Joint Ventures'
  depreciation and amortization (4)                                                   23.9                19.4
Charge related to technology investment                                                1.9
Non-real estate depreciation                                                          (2.7)               (3.0)
Minority partners in consolidated joint ventures share
  of funds from operations                                                            (2.5)               (2.4)
Preferred dividends and distributions                                                (25.6)              (25.6)
                                                                                     -----               -----
Funds from Operations - TRG                                                          119.5               112.7
                                                                                     =====               =====
Funds from Operations allocable to TCO                                                73.5                70.4
                                                                                     =====               =====

(1)  Includes  gains on  peripheral  land  sales of $4.6 million  and $9.1 million for  the  years ended  December 31, 2001 and 2000, respectively.
(2)  Includes net  non-cash  straightline  adjustments  to minimum rent revenue  and  ground  rent  expense of $1.1 million and $(0.1) million for the years ended December 31, 2001 and 2000, respectively.
(3)  Includes  $2.7 million and $2.4 million  of  mall  tenant  allowance  amortization  for  the years ended  December 31,
     2001 and 2000, respectively.
(4)  Includes  $2.4  million  and  $2.2 million  of mall tenant  allowance  amortization  for the years ended  December 31,
     2001 and 2000, respectively.
(5)  Amounts in the tables may not add due to rounding.

Reconciliation of Funds from Operations to Income

                                                                                      2001                2000
                                                                                      ----                ----
                                                                                      (in millions of dollars)

Funds from Operations-TRG                                                            119.5               112.7

Exclusions from FFO:
   Charge related to technology investment                                            (1.9)
   Gain on disposition of interest in center                                                             116.5

Depreciation adjustments:
   Consolidated Businesses' depreciation and amortization                            (68.9)              (57.8)
   Minority partners in consolidated joint ventures share of
     depreciation and amortization                                                     3.2                 2.4
   Depreciation of TCO's additional basis                                              7.6                 8.0
   Non-real estate depreciation                                                        2.7                 3.0
   Share of Unconsolidated Joint Ventures' depreciation and
     amortization                                                                    (23.9)              (19.4)
                                                                                     -----               -----
Income before extraordinary items and cumulative effect
   of change in accounting principle - TRG                                            38.4               165.4
                                                                                      ====               =====

TCO's ownership share of income of TRG (1)                                            23.6               103.4
TCO's additional basis in TRG gain                                                                       (31.2)
Depreciation of TCO's additional basis                                                (7.6)               (8.0)
                                                                                      ----                ----
Income before distributions in excess of earnings allocable to
  minority interest - TCO                                                             16.0                64.2
Distributions less than (in excess of) earnings allocable to minority
  interest                                                                           (20.0)               28.2
                                                                                     -----                ----
Income (loss) before extraordinary items and cumulative effect of change in accounting principle allocable to common
  shareowners-TCO                                                                     (4.0)               92.4
                                                                                      ====                ====

(1)  TCO's average ownership of TRG was approximately 62% and 63% during 2001 and 2000, respectively.
(2)  Amounts in this table may not add due to rounding.

Dividends

   The Company pays regular quarterly dividends to its common and Series A preferred  shareowners.  Dividends to its common shareowners  are at the  discretion  of the  Board of  Directors  and  depend on the cash  available  to the  Company,  its financial condition,  capital and other requirements,  and such other factors as the Board of Directors deems relevant.  To qualify as a REIT,  the Company must  distribute  at least 90% of its REIT taxable  income to its  shareowners,  as well as meet certain  other  requirements.  Preferred  dividends  accrue  regardless of whether  earnings,  cash  availability,  or contractual  obligations  were to prohibit the current  payment of dividends.  The  preferred  stock is callable in October
2002.  The Company has no present intention to redeem the preferred equity.

   On December 11, 2001, the Company  declared a quarterly  dividend of $0.255 per common share payable January 22, 2002 to shareowners  of record on December 31,  2001.  The Board of Directors  also  declared a quarterly  dividend of $0.51875 per share on the  Company's  8.3% Series A Preferred  Stock,  paid December 31, 2001 to  shareowners  of record on December 21,
2001.

   Common  dividends  declared  totaled  $1.005 per common share in 2001, of which $0.3075  represented  return of capital,
$0.6878  represented  ordinary income,  and $0.0097  represented  capital gain,  compared to dividends  declared in 2000 of
$0.985 per common  share,  of which  $0.4402  represented  return of capital and $0.4799  represented  ordinary  income and
$0.0649  represented  capital gain.  The tax status of total 2002 common  dividends  declared and to be declared,  assuming continuation of a $0.255 per common share quarterly dividend,  is estimated to be approximately 28% return of capital,  and approximately  72% ordinary  income.  Series A preferred  dividends  declared were $2.075 per  preferred  share in 2001 and
2000, of which $2.0549  represented  ordinary income and $0.0201  represented capital gains in 2001 and $1.9382 represented ordinary  income and  $0.1368  represented  capital  gains in 2000.  The tax status of total 2002  dividends  to be paid on
Series A Preferred  Stock is  estimated  to be 100%  ordinary  income.  These are  forward-looking  statements  and certain significant  factors could cause the actual results to differ materially,  including:  1) the amount of dividends declared,
2) changes in the Company's share of anticipated  taxable income of the Operating  Partnership due to the actual results of the Operating  Partnership,  3) changes in the number of the Company's  outstanding  shares,  4) property  acquisitions  or dispositions,  5) financing  transactions,  including refinancing of existing debt, 6) changes in interest rates, 7) amount and nature of development activities, and 8) changes in the tax laws or their application.

   The annual  determination  of the Company's  common  dividends is based on anticipated  Funds from Operations  available after preferred  dividends,  as well as financing  considerations and other appropriate  factors.  Further, the Company has decided  that the  growth in common  dividends  will be less than the  growth in Funds from  Operations  for the  immediate future.  Based on current tax laws and earnings  projections,  the Company expects that the growth in common dividends will be less than the growth in Funds from Operations for at least three more years.

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

                                                                             2001(1)
                                             ----------------------------------------------------------------------
                                                                                      Beneficial Interest in
                                                                  Unconsolidated      Consolidated Businesses
                                                Consolidated           Joint            and Unconsolidated
                                                 Businesses          Ventures           Joint Ventures (2)
                                             ----------------------------------------------------------------------
                                                              (in millions of dollars)

Development, renovation, and expansion:
   Existing centers                                  9.8               11.5                  15.4
   New centers                                     238.6(3)           295.5(4)              347.3
Pre-construction development activities,
  net of charge to operations                        6.8                                      6.8
Mall tenant allowances                              11.3                3.7                  12.7
Corporate office improvements, equipment,
  and software                                       2.4                                      2.4
Other                                                1.0                1.0                   1.5
                                                   -----              -----                 -----
Total                                              269.9              311.7                 386.1
                                                   =====              =====                 =====

(1)  Costs are net of intercompany profits and are computed on an accrual basis.
(2)  Includes the Operating  Partnership's  share  of construction  costs  for  The  Mall at Wellington  Green (a 90% owned consolidated  joint venture),  International  Plaza (a 26% owned  unconsolidated  joint venture),  Dolphin Mall (a 50%
     owned unconsolidated joint venture), and The Mall at Millenia (a 50% owned unconsolidated joint venture).
(3)  Includes costs related to The Mall at Wellington Green, The Shops at Willow Bend, and Stony Point Fashion Park.
(4)  Includes costs related to International Plaza, Dolphin Mall, and The Mall at Millenia.

                                                                            2000 (1)
                                             ----------------------------------------------------------------------
                                                                                      Beneficial Interest in
                                                                  Unconsolidated      Consolidated Businesses
                                                Consolidated           Joint            and Unconsolidated
                                                 Businesses          Ventures           Joint Ventures (2)
                                             ----------------------------------------------------------------------
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
                                                   =====              =====                 =====

(1)  Costs are net of intercompany profits and are computed on an accrual basis.
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
(3)  Includes costs related to The Mall at Wellington Green and The Shops at Willow Bend.
(4)  Includes costs related to International Plaza, Dolphin Mall, and The Mall at Millenia.

   The Operating  Partnership's share of mall tenant allowances per square foot leased during the year, excluding expansion space and new  developments,  was $15.26 in 2001 and $16.39 in 2000.  In addition,  the  Operating  Partnership's  share of capitalized  leasing costs in 2001,  excluding  new  developments,  was $8.7 million,  or $10.32 per square foot leased and
$7.6 million or $10.54 per square foot leased during the year in 2000.

   The Operating  Partnership  has entered into a 50% owned joint venture to develop The Mall at Millenia  currently  under construction in Orlando,  Florida.  This project is expected to cost  approximately  $200 million and open in October 2002.
The Mall at Millenia will be anchored by Bloomingdale's, Macy's, and Neiman Marcus.

   Stony Point Fashion Park, a new 690,000 square foot open-air center under  construction in Richmond,  Virginia,  will be anchored by Dillard's and Saks. The center is scheduled to open in September 2003.

   The Company's  approximately $22 million balance of development  pre-construction costs as of December 31, 2001 consists primarily  of costs  relating  to a  project  in  Syosset,  New  York.  Both  Neiman  Marcus  and Lord & Taylor  have  made announcements  committing to the project.  The Company is currently  involved in a lawsuit to obtain the  necessary  zoning approvals to move forward with the project.  Although  the Company  expects to be  successful  in this effort,  the process may not be resolved in the near  future.  In addition,  if the  litigation  is  unsuccessful,  the Company  would expect to recover substantially less than its cost in this project under possible alternative uses for the site.

   The Operating Partnership and The Mills Corporation have formed an alliance to develop value super-regional  projects in major  metropolitan  markets.  The amended  agreement,  which  expires in May 2008,  calls for the two companies to jointly develop and own at least four of these centers,  each  representing  approximately  $200 million of capital  investment.  A number of locations across the nation are targeted for future initiatives.

   The  following  table  summarizes  planned  capital  spending,  which is not  recovered  from  tenants  and  assumes  no acquisitions during 2002:

                                                                     2002
                                          ----------------------------------------------------------------------
                                                                                     Beneficial Interest in
                                                                Unconsolidated       Consolidated Businesses
                                             Consolidated            Joint             and Unconsolidated
                                              Businesses         Ventures (1)         Joint Ventures (1)(2)
                                          ----------------------------------------------------------------------
                                                           (in millions of dollars)

Development, renovation, and expansion           49.6(3)             99.3(4)                 99.3
Mall tenant allowances                            9.5                 4.0                    11.0
Pre-construction development and other            8.0                 0.3                     8.1
                                                -----               -----                   -----
Total                                            67.1               103.6                   118.4
                                                =====               =====                   =====

(1)  Costs are net of intercompany profits.
(2)  Includes  the   Operating   Partnership's  share  of  construction  costs  for  The  Mall  at  Millenia  (a 50%  owned unconsolidated joint venture).
(3)  Includes costs related to Stony Point Fashion Park.
(4)  Includes costs related to The Mall at Millenia.

   The Operating  Partnership  anticipates that  its share of costs for development  projects  scheduled to be completed in
2003 will be as much as $80 million in 2003.  Estimates of future capital  spending  include only projects  approved by the
Company's Board of Directors and,  consequently,  estimates will change as new projects are approved.  Estimates  regarding capital  expenditures  presented  above are  forward-looking  statements  and certain  significant  factors could cause the actual  results to differ  materially,  including  but not  limited to: 1) actual  results of  negotiations  with  anchors, tenants, and contractors,  2) changes in the scope and number of projects, 3) cost overruns, 4) timing of expenditures,  5)
financing  considerations,  6) actual time to complete projects, 7) changes in economic climate, 8) competition from others attracting tenants and customers, and 9) increases in operating costs.

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

   Based on a market  value at December  31, 2001 of $14.85 per common  share,  the  aggregate  value of  interests  in the
Operating  Partnership that may be tendered under the Cash Tender Agreement was  approximately  $366 million.  The purchase of these  interests  at December  31, 2001 would have  resulted in the Company  owning an  additional  30%  interest in the
Operating Partnership.

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

                                                         PART III*

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information  required by this item is hereby  incorporated  by reference to the material  appearing in the Company's definitive  proxy  statement for the annual meeting of shareholders  to be held in 2002 (the "Proxy  Statement")  under the captions  "Management--Directors,  Nominees and Executive Officers" and "Security Ownership of Certain Beneficial Owners and
Management -- Section 16(a) Beneficial Ownership Reporting Compliance."

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
Arrangements".

______________________________________
*  The Compensation  Committee Report on Executive  Compensation,  the Audit Committee Report,  and the Shareholder  Return
Performance  Graph  appearing in the Proxy  Statement are not  incorporated by reference in this Annual Report on Form 10-K or in any other report, registration statement, or prospectus of the Registrant.

                                                          PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      14(a)(1)    The following financial statements of Taubman Centers,  Inc. and the Independent Auditors' Report thereon are filed with this report:

                  TAUBMAN CENTERS, INC.                                                                        Page
                                                                                                               ----
                  Independent Auditors' Report..................................................................F-2
                  Consolidated Balance Sheet as of December 31, 2001 and 2000 ..................................F-3
                  Consolidated Statement of Operations for the years ended
                    December 31, 2001, 2000 and 1999............................................................F-4
                  Consolidated Statement of Shareowners' Equity for the years ended
                    December 31, 2001, 2000 and 1999............................................................F-5
                  Consolidated Statement of Cash Flows for the years ended
                    December 31, 2001, 2000 and 1999............................................................F-6
                  Notes to Consolidated Financial Statements....................................................F-7

      14(a)(2)    The following is a list of the financial statement schedules required by Item 14(d).

                  TAUBMAN CENTERS, INC.
                  Schedule II - Valuation and Qualifying Accounts..............................................F-26
                  Schedule III - Real Estate and Accumulated Depreciation......................................F-27

                  UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP (a consolidated  subsidiary of Taubman Centers, Inc.)
                  Independent Auditors' Report.................................................................F-29
                  Combined Balance Sheet as of December 31, 2001 and 2000......................................F-30
                  Combined Statement of Operations for the years ended
                    December 31, 2001, 2000 and 1999...........................................................F-31
                  Combined Statement of Accumulated Deficiency in Assets for the three years ended December 31, 2001, 2000 and 1999...............................................F-32
                  Combined Statement of Cash Flows for the years ended
                    December 31, 2001, 2000 and 1999...........................................................F-33
                  Notes to Combined Financial Statements.......................................................F-34

                  UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP (a consolidated  subsidiary of Taubman Centers, Inc.)
                  Schedule II - Valuation and Qualifying Accounts..............................................F-41
                  Schedule III - Real Estate and Accumulated Depreciation......................................F-42

      14(a)(3)

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
                           Auburn Hills Associates Limited Partnership, a Delaware limited partnership
                           ("Mortgagor") to PNC Bank, National Association, as Administrative Agent for the
                           Banks, dated as of March 29, 1999 (incorporated herein by reference to Exhibit 4(b)
                           filed with the 1999 Second Quarter Form 10-Q).

      4(e)     --          Mortgage, Security Agreement and Fixture Filing by Short Hills Associates, as
                           Mortgagor, to Metropolitan Life Insurance Company, as Mortgagee, dated April
                           15, 1999 (incorporated herein by reference to Exhibit 4(d) filed with the 1999 Second
                           Quarter Form 10-Q).

      4(f)     --          Assignment of Leases, Short Hills, Associates (Assignor) and Metropolitan Life
                           Insurance Company (Assignee) dated as of April 15, 1999 (incorporated herein by reference to Exhibit 4(e) filed with the 1999 Second Quarter Form 10-Q).

      4(g)     --          Secured Revolving Credit Agreement dated as of November 1, 2001 among the
                           Taubman Realty Group Limited  Partnership, as Borrower, The Lenders Signatory
                           Hereto, each as a bank and Bank of America, N.A., as Administrative Agent.

      4(h)     --          Building Loan Agreement dated as of June 21, 2000 among Willow Bend
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
                           2000 Second Quarter Form 10-Q).

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
                           (as hereinafter defined) (together with its successors in such capacity, "Beneficiary").
                           (incorporated herein by reference to Exhibit 4 (b) filed with the 2000 Second Quarter
                           Form 10-Q).

    *10(a)     --          The Taubman Realty Group Limited Partnership 1992 Incentive Option Plan, as
                           Amended and Restated Effective as of September 30, 1997 (incorporated herein by reference to Exhibit 10(b) filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

    *10(b)     --          First Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive
                           Plan as Amended and Restated Effective as of September 30, 1997, effective
                           January 1, 2002.

     10(c)     --          Registration Rights Agreement among Taubman Centers, Inc., General Motors
                           Hourly-Rate Employees Pension Trust, General Motors Retirement Program for
                           Salaried Employees Trust, and State Street Bank & Trust Company, as trustee of the AT&T Master Pension Trust (incorporated herein by reference to Exhibit 10(e)
                           filed with the Registrant's Annual Report on Form 10-K for the year ended December
                           31, 1992 ("1992 Form 10-K")).

     10(d)     --          Master Services Agreement between The Taubman Realty Group Limited
                           Partnership and the Manager (incorporated herein by reference to Exhibit 10(f) filed with the 1992 Form 10-K).

     10(e)     --          Amended and Restated Cash Tender Agreement among Taubman Centers, Inc.,
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
                           the same may hereafter be amended from time to time), and TRA Partners, a
                           Michigan Partnership (incorporated herein by reference to Exhibit 10 (a) filed with the 2000 Second Quarter Form 10-Q).

    *10(f)     --          Supplemental Retirement Savings Plan (incorporated herein by reference to Exhibit
                           10(i) filed with the Registrant's Annual Report on Form 10-K for the year ended
                           December 31, 1994).

    *10(g)     --          Employment agreement between The Taubman Company Limited Partnership and
                           Lisa A. Payne (incorporated herein by reference to Exhibit 10 filed with the
                           Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

    *10(h)     --          Second Amended and Restated Continuing Offer, dated as of May 16, 2000.
                           (incorporated herein by reference to Exhibit 10 (b) filed with the 2000 Second Quarter
                           Form 10-Q).

     10(i)     --          Second Amendment to the Second Amendment and Restatement of Agreement of
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
                           Taubman Realty Group Limited Partnership, Taubman Centers, Inc. and GS-MSD
                           Select Sponsors, L.P. (incorporated herein by reference to Exhibit 10(l) filed with the
                           Annual Report of Form 10-K for the year ended December 31, 1999 ("1999 Form
                           10-K")).

     10(m)     --          Registration Rights Agreement entered into as of November 24, 1999 by and between Taubman Centers, Inc and GS-MSD Select Sponsors, L.P. (incorporated herein by reference to Exhibit 10(m) filed with the 1999 Form 10-K).

    *10(n)     --          Employment agreement between The Taubman Company Limited Partnership and
                           Courtney Lord. (incorporated herein by reference to Exhibit 10(n) filed with the 1999
                           Form 10-K).

    *10(o)     --          The Taubman Company Long-Term Compensation Plan (as amended and restated
                           effective January 1, 2000). (incorporated herein by reference to Exhibit 10 (c) filed with the 2000 Second Quarter Form 10-Q).

     10(p)     --          Annex II to Second Amendment to the Second Amendment and Restatement of
                           Agreement of Limited Partnership of The Taubman Realty Group Limited
                           Partnership. (incorporated herein by reference to Exhibit 10(p) filed with the 1999
                           Form 10-K).

     10(q)     --          Amended and Restated Shareholders' Agreement dated as of October 30, 2001 among Taub-Co Managament, Inc., The Taubman Realty Group Limited Partnership,
                           The A. Alfred Taubman Restated Revocable Trust, as amended in its entirety by instrument dated January 10, 1989 and subsequently by instrument dated June 25,
                           1997, and Taub-Co Holdings LLC.

    *10(r)     --          The Taubman Realty Group Limited Partnership and The Taubman Company LLC
                           Election and Option Deferral Agreement.

     12        --          Statement Re: Computation of Taubman Centers, Inc. Ratio of Earnings to
                           Combined Fixed Charges and Preferred Dividends and Distributions.

     21        --          Subsidiaries of Taubman Centers, Inc.

     23        --          Consent of Deloitte & Touche LLP.

     24        --          Powers of Attorney.

     99        --          Debt Maturity Schedule.
_______________________________________

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

                                               TAUBMAN CENTERS, INC.

                                               FINANCIAL STATEMENTS
                                         AS OF DECEMBER 31, 2001 AND 2000
                                             AND FOR EACH OF THE YEARS
                                      ENDED DECEMBER 31, 2001, 2000 AND 1999

                                           INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareowners
Taubman Centers, Inc.

   We have audited the  accompanying  consolidated  balance sheets of Taubman  Centers,  Inc. (the "Company") as of
December 31,  2001 and 2000, and the related consolidated  statements of operations,  shareowners' equity, and cash flows for each of the three years in the period ended  December 31, 2001.  Our audits also  included the  financial statement  schedules listed in the Index at Item 14. These financial  statements and financial  statement schedules are the  responsibility of the Company's  management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

   In our opinion, such consolidated  financial statements present fairly, in all material respects,  the financial position of Taubman  Centers,  Inc. as of December  31, 2001 and 2000,  and the results of its  operations  and its cash flows for each of the three  years in the  period  ended  December  31,  2001 in  conformity  with  accounting principles  generally  accepted in the United States of America.  Also, in our opinion,  such  financial  statement schedules,  when considered in relation to the basic consolidated  financial  statements taken as a whole,  present fairly, in all material respects, the information set forth therein.

   As discussed  in Note 2 to the  consolidated  financial  statements,  in 2001 the Company  changed its method of accounting  for  derivative  instruments  to conform to  Statement of Financial  Accounting  Standards  No. 133, as
amended and interpreted.

DELOITTE & TOUCHE LLP

Detroit, Michigan
February 12, 2002

                                               TAUBMAN CENTERS, INC.

                                            CONSOLIDATED BALANCE SHEET
                                         (in thousands, except share data)

                                                                                          December 31
                                                                           ----------------------------------------
                                                                                   2001                2000
                                                                                   ----                ----
Assets:
  Properties (Notes 8 and 11)                                               $    2,194,717        $   1,959,128
  Accumulated depreciation and amortization                                       (337,567)            (285,406)
                                                                            -----------------    ----------------
                                                                            $    1,857,150        $   1,673,722
  Investment in Unconsolidated Joint Ventures (Note 7)                             148,801              109,018
  Cash and cash equivalents                                                         27,789               18,842
  Accounts and notes receivable, less allowance for doubtful
    accounts of  $5,345 and $3,796 in 2001 and 2000 (Note 9)                        35,734               32,155
  Accounts and notes receivable from related parties (Notes 9 and 13)               20,645               10,454
  Deferred charges and other assets (Note 10)                                       51,320               63,372
                                                                            -----------------    ----------------
                                                                            $    2,141,439        $   1,907,563
                                                                            =================    ================
Liabilities:
  Notes payable (Note 11)                                                   $    1,423,241        $   1,173,973
  Accounts payable and accrued liabilities                                         181,912              131,161
  Dividends payable                                                                 12,937               12,784
                                                                            -----------------    ----------------
                                                                            $    1,618,090        $   1,317,918
Commitments and Contingencies (Notes 8, 9, 10, 11, 12, and 16)

Preferred Equity of TRG (Note 15)                                           $       97,275        $      97,275

Partners' Equity of TRG allocable to minority partners (Note 1)

Shareowners' Equity (Note 15):
  Series A Cumulative Redeemable Preferred Stock, $0.01 par
    value, 8,000,000 shares authorized, $200 million liquidation preference, 8,000,000 shares issued and outstanding at
    December 31, 2001 and 2000                                              $           80        $          80
  Series B Non-Participating Convertible Preferred Stock, $0.001 par
    and liquidation value, 40,000,000 shares authorized, 31,767,066 and 31,835,066 shares issued and outstanding at December 31,
    2001 and 2000                                                                       32                   32
  Series C Cumulative Redeemable Preferred Stock, $0.01 par
    value, 2,000,000 shares authorized, $75 million liquidation preference, none issued
  Series D Cumulative Redeemable Preferred Stock, $0.01 par
    value, 250,000 shares authorized, $25 million liquidation
    preference, none issued
  Common Stock, $0.01 par value, 250,000,000 shares authorized,
    50,734,984 and 50,984,397 issued and outstanding at
    December 31, 2001 and 2000                                                         507                  510
  Additional paid-in capital                                                       673,043              676,544
  Accumulated other comprehensive income (Note 2)                                   (3,119)
  Dividends in excess of net income                                               (244,469)            (184,796)
                                                                            -----------------    ----------------
                                                                            $      426,074        $     492,370
                                                                            -----------------    ----------------
                                                                            $    2,141,439        $   1,907,563
                                                                            =================    ================

                                        See notes to financial statements.

                                               TAUBMAN CENTERS, INC.

                                       CONSOLIDATED STATEMENT OF OPERATIONS
                                         (in thousands, except share data)

                                                                           Year Ended December 31
                                                              ------------------------------------------------
                                                                   2001              2000             1999
                                                                   ----              ----             ----

Income:
  Minimum rents                                               $    176,156     $    154,497      $    141,885
  Percentage rents                                                   5,484            6,356             4,881
  Expense recoveries                                               104,547           92,203            81,453
  Revenues from management, leasing, and
    development services                                            26,015           24,964            23,909
  Other                                                             29,226           27,580            16,564
                                                              --------------   ---------------   --------------
                                                              $    341,428     $    305,600      $    268,692
                                                              --------------   ---------------   --------------
Operating Expenses:
  Recoverable expenses                                        $     91,153     $     81,276      $     73,711
  Other operating                                                   36,386           32,687            36,685
  Restructuring (Note 4)                                             1,968
  Charge related to technology investment (Note 10)                  1,923
  Management, leasing, and development services                     19,023           19,543            17,215
  General and administrative                                        20,092           18,977            18,129
  Interest expense                                                  68,150           57,329            51,327
  Depreciation and amortization                                     68,930           57,780            52,475
                                                              --------------   ---------------   --------------
                                                              $    307,625     $    267,592      $    249,542
                                                              --------------   ---------------   --------------
Income before equity in income before extraordinary items
  of Unconsolidated Joint Ventures, gain on disposition of
  interest in center, extraordinary items, cumulative
  effect of change in accounting principle, and minority
  and preferred interests                                     $     33,803     $     38,008      $     19,150
Equity in income before extraordinary items and
  cumulative effect of change in accounting principle of
  Unconsolidated Joint Ventures (Note 7)                            21,861           28,479            39,295
                                                              --------------   ---------------   --------------
Income before gain on disposition of interest in center,
  extraordinary items, cumulative effect of change in
  accounting principle, and minority and preferred interests  $     55,664     $     66,487      $     58,445
Gain on disposition of interest in center (Note 3)                                   85,339
                                                              --------------   ---------------   --------------
Income before extraordinary items, cumulative effect of
  change in accounting principle, and minority and
  preferred interests                                         $     55,664     $    151,826      $     58,445
Extraordinary items (Notes 7 and 11)                                                 (9,506)             (468)
Cumulative effect of change in accounting principle (Note 2)        (8,404)
                                                              --------------   ---------------   --------------
Income before minority and preferred interests                $     47,260     $    142,320      $     57,977
Minority interest in consolidated joint ventures                     1,070
Minority interest in TRG:
  TRG income allocable to minority partners                        (11,677)         (58,488)          (17,600)
  Distributions less than (in excess of) earnings
    allocable to minority partners                                 (19,996)          28,188           (12,431)
TRG Series C and D preferred distributions (Note 15)                (9,000)          (9,000)           (2,444)
                                                              --------------   ---------------   --------------
Net income                                                    $      7,657     $    103,020      $     25,502
Series A preferred dividends (Note 15)                             (16,600)         (16,600)          (16,600)
                                                              --------------   ---------------   --------------
Net income (loss) allocable to common shareowners             $     (8,943)    $     86,420      $      8,902
                                                              ==============   ===============   ==============

Basic earnings per common share (Note 17):
  Income (loss) before extraordinary items and cumulative
    effect of change in accounting principle                  $       (.08)    $       1.76      $        .17
                                                              ==============   ===============   ==============
  Net income (loss)                                           $       (.18)    $       1.65      $        .17
                                                              ==============   ===============   ==============
Diluted earnings per common share (Note 17):
  Income (loss) before extraordinary items and cumulative
    effect of change in accounting principle                  $       (.09)    $       1.75      $        .17
                                                              ==============   ===============   ==============
  Net income (loss)                                           $       (.18)    $       1.64      $        .16
                                                              ==============   ===============   ==============

Cash dividends declared per common share                      $      1.005     $       .985      $       .965
                                                              ==============   ===============   ==============

Weighted average number of common shares outstanding             50,500,058       52,463,598        53,192,364
                                                              ==============   ===============   ==============

                                        See notes to financial statements.

                                               TAUBMAN CENTERS, INC.

                                   CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
                                   YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                                         (in thousands, except share data)

                                     Preferred Stock            Common Stock                          Accumulated Other   Dividends in
                                     ---------------            ------------          Additional       Comprehensive        Excess of
                                  Shares      Amount         Shares       Amount    Paid-in Capital       Income            Net Income            Total
                                  ------      ------         ------       ------    ---------------  -----------------      ----------            -----

Balance, January 1, 1999         39,399,913   $   108     52,995,904      $   530      $   697,965                         $   (177,426)     $   521,177

Issuance of stock pursuant to
  acquisition (Note 10)             435,153         4                                                                                                  4
Issuance of stock pursuant to
  Continuing Offer (Note 16)                                 285,739            3            3,080                                                 3,083
Cash dividends declared                                                                                                         (67,975)         (67,975)
Net income                                                                                                                       25,502           25,502
                               ------------   -------   ------------      -------      -----------      ------------       ------------      -----------
Balance, December 31, 1999       39,835,066   $   112     53,281,643      $   533      $   701,045                         $   (219,899)     $   481,791

Issuance of stock pursuant to
  Continuing Offer  (Note 16)                                 12,854                           127                                                   127
Release of units in connection
  with Lord Associates
  acquisition (Note 10)                                                                      1,130                                                 1,130
Purchases of stock (Note 15)                              (2,310,100)         (23)         (25,758)                                              (25,781)
Cash dividends declared                                                                                                         (67,917)         (67,917)
Net income                                                                                                                      103,020          103,020
                               ------------   -------   ------------      -------      -----------      ------------       ------------      -----------
Balance, December 31, 2000       39,835,066   $   112     50,984,397      $   510      $   676,544                         $   (184,796)     $   492,370

Issuance of stock pursuant to
  Continuing Offer
  (Notes 10 and 16)                 (68,000)               1,579,287           16           16,880                                                16,896
Release of units in connection
  with Lord Associates
  acquisition (Note 10)                                                                        878                                                   878
Purchases of stock (Note 15)                              (1,828,700)         (19)         (21,259)                                              (21,278)
Cash dividends declared                                                                                                         (67,330)         (67,330)

Net income                                                                                                                        7,657      $     7,657
Other comprehensive income:
   Cumulative effect of change in
     accounting principle (Note 2)                                                                      $       (779)                               (779)
   Realized loss on interest rate
     instruments                                                                                              (2,805)                             (2,805)
   Reclassification adjustment for
     amounts recognized in net
     income                                                                                                      465                                 465
                                                                                                                                             -----------
Total comprehensive income                                                                                                                   $     4,538
                               ------------   -------    -----------      -------      -----------      ------------       ------------      -----------
Balance, December 31, 2001       39,767,066   $   112     50,734,984      $   507      $   673,043      $     (3,119)      $   (244,469)     $   426,074
                              =============   =======    ===========      =======      ===========      ============       ============      ===========

                                                                        See notes to financial statements.

                                                   TAUBMAN CENTERS, INC.

                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                                  (in thousands)

                                                                               Year Ended December 31
                                                             -----------------------------------------------------
                                                                   2001                2000              1999
                                                                   ----                ----              ----

Cash Flows From Operating Activities:
  Income before extraordinary items, cumulative effect
    of change in accounting principle, and minority and
    preferred interests                                       $     55,664      $    151,826     $      58,445
  Adjustments to reconcile income before extraordinary
    items, cumulative effect of change in accounting
    principle, and minority and preferred interests to
    net cash provided by operating activities:
      Depreciation and amortization                                 68,930            57,780            52,475
      Provision for losses on accounts receivable                    3,427             3,558             2,238
      Gains on sales of land                                        (4,579)           (9,444)           (1,667)
      Gain on disposition of interest in center                                      (85,339)
      Other                                                          5,176             3,587             4,811
      Increase (decrease) in cash attributable to changes
        in assets and liabilities:
          Receivables, deferred charges and other assets           (12,638)          (10,790)          (17,183)
          Accounts payable and other liabilities                     4,847             7,115             8,440
                                                              --------------    --------------   ----------------
Net Cash Provided by Operating Activities                     $    120,827      $    118,293     $     107,559
                                                              --------------    --------------   ----------------

Cash Flows From Investing Activities:
  Additions to properties                                     $   (207,676)     $   (187,454)    $    (208,142)
  Proceeds from sales of land                                        8,608             8,239             1,834
  Acquisition of additional interest in center (Note 3)                              (23,644)
  Purchase of equity securities (Note 10)                           (4,040)           (3,000)          (18,462)
  Contributions to Unconsolidated Joint Ventures                   (55,940)          (18,830)          (36,799)
  Distributions from Unconsolidated Joint Ventures in
    excess of income before extraordinary items                     18,323             5,006            64,215
                                                              --------------    --------------   ----------------
Net Cash Used In Investing Activities                         $   (240,725)     $   (219,683)    $    (197,354)
                                                              --------------    --------------   ----------------

Cash Flows From Financing Activities:
  Debt proceeds                                               $    421,281      $    358,153     $     625,797
  Debt payments                                                   (172,013)         (120,756)         (514,534)
  Debt issuance costs                                               (6,570)           (6,202)          (10,335)
  Repurchase of common stock (Note 15)                             (22,899)          (24,160)
  Issuance of common stock pursuant to Continuing
    Offer (Note 16)                                                 16,896               127             3,087
  Issuance of TRG Preferred Equity (Note 15)                                                            97,275
  Distributions to minority and preferred interests                (40,673)          (39,300)          (32,474)
  Cash dividends to common shareowners                             (50,577)          (51,587)          (51,040)
  Cash dividends to Series A preferred shareowners                 (16,600)          (16,600)          (16,600)
  Other                                                                                                 (9,869)
                                                              --------------    --------------   ----------------
Net Cash Provided By Financing Activities                     $    128,845      $     99,675     $      91,307
                                                              --------------    --------------   ----------------

Net Increase (Decrease) In Cash and Cash Equivalents          $      8,947      $     (1,715)    $       1,512

Cash and Cash Equivalents at Beginning of Year                      18,842            20,557            19,045
                                                              --------------    --------------   ----------------

Cash and Cash Equivalents at End of Year                      $     27,789      $     18,842     $      20,557
                                                              ==============    ==============   ================

                                        See notes to financial statements.

                                               TAUBMAN CENTERS, INC.

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        Three Years Ended December 31, 2001

Note 1 - Summary of Significant Accounting Policies

Organization and Basis of Presentation

   Taubman  Centers,  Inc. (the Company or TCO), a real estate  investment  trust, or REIT, is the managing general partner of The Taubman  Realty  Group  Limited  Partnership  (the  Operating  Partnership  or TRG).  The  Operating
Partnership  is  an  operating  subsidiary  that  engages  in  the  ownership,  management,  leasing,  acquisition,
development,   and  expansion  of  regional  retail  shopping   centers  and  interests   therein.   The  Operating
Partnership's  portfolio as of December 31, 2001  included 20 urban and suburban  shopping  centers in nine states.
Two additional centers are under construction in Florida and Virginia.

   The  consolidated  financial  statements  of the Company  include all  accounts of the  Company,  the  Operating
Partnership,  and its consolidated subsidiaries;  all intercompany balances have been eliminated.  Shopping centers owned  through  joint  ventures  with third  parties  not  unilaterally  controlled  by  ownership  or  contractual obligation (Unconsolidated Joint Ventures) are accounted for under the equity method.

   The Company owns 99% of the voting stock of Taub-Co  (which holds an  approximately  98% interest in The Taubman
Company LLC (the  Manager)) and an  approximately  2% direct  interest in the Manager.  Prior to October 2001,  the
Company's  interest in Taub-Co was  non-voting.  Through these ownership  interests,  the Company has the perpetual rights to receive over 99% of the economic  benefits and cash flows  generated  by the  Manager's  operations.  The remaining  interest in the Manager is indirectly  owned by individuals who are members of the Board of Directors or major  stockholders of the Company,  and who have contributed  nominal amounts of equity for their interests in the
Manager.  These  individuals'  interests are aligned with the interests of the  Company's  management.  The Manager cannot  perform any services to entities in which the Company is not a  significant  investor  without the approval of the Company.  The Company or its affiliates  have provided all of the operating  capital to the Manager.  All of these  factors  resulted in the Company  having a controlling  financial  interest in Taub-Co and the Manager under both the  current  and  prior  ownership  structures  and,  therefore,  the  operations  of the  Manager  have been consolidated in the Company's financial statements.

   References  in  the  following  notes  to  "the  Company"  include  the  Operating  Partnership,   except  where
intercompany transactions are discussed or as otherwise noted.

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
Management,  leasing,  and  development  revenue  is  recognized  as  services  are  rendered,  when  fees  due are determinable,  and collectibility is reasonably assured.  Fees for management,  leasing,  and development  services are established under contracts and are generally based on negotiated rates,  percentages of cash receipts,  and/or actual compensation costs incurred.

Depreciation and Amortization

   Buildings,  improvements and equipment are depreciated on straight-line or  double-declining  balance bases over the estimated useful lives of the assets,  which range from 3 to 50 years.  Tenant  allowances and deferred leasing costs are amortized on a straight-line basis over the lives of the related leases.

                                                TAUBMAN CENTERS, INC.

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Capitalization

   Costs related to the  acquisition,  development,  construction,  and improvement of properties are  capitalized.
Interest costs are  capitalized  until  construction is  substantially  complete.  All properties,  including those under  construction or development  and/or owned by Unconsolidated  Joint Ventures,  are reviewed for impairment on an individual  basis  whenever  events or changes in  circumstances  indicate that their  carrying value may not be recoverable.  Impairment  is  recognized  when the sum of expected cash flows  (undiscounted  and without  interest charges) is less than the  carrying  value of the  property.  To the extent  impairment  has  occurred,  the excess carrying value of the property over its estimated fair value is charged to income.

Cash and Cash Equivalents

   Cash  equivalents  consist  of  highly  liquid  investments  with a  maturity  of 90 days or less at the date of purchase.

Investments in Equity Securities

   The  Operating  Partnership  holds  nonmarketable   investments  in  equity  securities  in  certain  technology businesses  (Note 10). These  investments  are reviewed for  other-than-temporary  declines in value when events or circumstances indicate that their carrying amounts are not recoverable.

Deferred Charges

   Direct  financing  costs are deferred and amortized  over the terms of the related  agreements as a component of interest  expense.  Direct costs related to leasing  activities are  capitalized  and amortized on a  straight-line basis over the lives of the related  leases.  All other  deferred  charges are amortized on a  straight-line  basis over the terms of the agreements to which they relate.

Stock-Based Compensation Plans

   Stock-based  compensation  plans are  accounted  for under  APB  Opinion  25,  "Accounting  for Stock  Issued to
Employees" and related interpretations, as permitted under FAS 123, "Accounting for Stock-Based Compensation".

Interest Rate Hedging Agreements

   Effective  January 1, 2001, the Company  adopted SFAS 133  "Accounting  for Derivative  Instruments  and Hedging
Activities" and its related  amendments and  interpretations,  which establish  accounting and reporting  standards for derivative  instruments  (Note 2). All  derivatives,  whether  designated in hedging  relationships or not, are recorded on the balance sheet at fair value.  If a derivative  is  designated  as a cash flow hedge,  the effective portions of changes in the fair value of the  derivative are recorded in other  comprehensive  income (OCI) and are recognized in the income statement when the hedged item affects  earnings.  Ineffective  portions of changes in the fair value of a cash flow hedge are  recognized in the Company's  earnings as interest  expense.  For interest rate cap  instruments  designated  as cash flow hedges,  changes in the time value are excluded  from the  assessment of hedge effectiveness.

   The Company formally  documents all relationships  between hedging  instruments and hedged items, as well as its risk management  objectives and strategies for undertaking various hedge transactions.  The Company assesses,  both at the  inception  of the  hedge  and on an  ongoing  basis,  whether  the  derivatives  that are  used in  hedging transactions are highly effective in offsetting changes in the cash flows of the hedged items.

Partners' Equity of TRG Allocable to Minority Partners

   Because the net equity of the  partnership  unitholders  is less than zero,  the interest of the  noncontrolling unitholders  is  presented  as a zero  balance in the balance  sheet as of December 31, 2001 and December 31, 2000.
Also, the income  allocated to the  noncontrolling  unitholders in the Company's  financial  statements is equal to their share of  distributions.  The net equity of the Operating  Partnership  unitholders is less than zero because of accumulated  distributions  in excess of net income and not as a result of operating  losses.  Distributions  to partners are usually  greater than net income because net income includes  non-cash  charges for  depreciation  and amortization.  Distributions  were less than net income  during 2000 due to a non-cash gain on the  disposition  of an interest in a center (Note 3).

                                               TAUBMAN CENTERS, INC.

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Use of Estimates

   The  preparation of financial  statements in conformity  with accounting  principles  generally  accepted in the
United States of America  requires  management to make estimates and assumptions  that affect the reported  amounts of  assets,  liabilities,  and  disclosure  of  contingent  assets  and  liabilities  at the date of the  financial statements,  and the reported  amounts of revenues and expenses during the reporting  period.  Actual results could differ from those estimates.

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

      The fair value of interest  rate hedging  instruments  is the amount that the Company would receive or pay to terminate the agreement at the reporting date.

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

Note 2 - Change in Accounting Principle

   The Company uses  derivative  instruments  to manage  exposure to interest rate risks  inherent in variable rate debt and  refinancings.  The  Company  routinely  uses cap,  swap,  and  treasury  lock  agreements  to meet  these objectives.

   The initial  adoption of SFAS 133 on January 1, 2001  resulted in a reduction  to income of  approximately  $8.4 million as the cumulative  effect of a change in accounting  principle and a reduction to  accumulated  OCI of $0.8 million.  These amounts  represent the  transition  adjustments  necessary to mark the Company's  share of interest rate agreements to fair value as of January 1, 2001.

   In addition to the transition  adjustments,  the Company  recognized a $3.3 million reduction of earnings during the year ended December 31, 2001,  representing  unrealized  losses  primarily due to the decline in interest rates and the  resulting  decrease  in value of the  Company's  and its  Unconsolidated  Joint  Ventures'  interest  rate agreements.  Of this  amount,  approximately  $2.8  million  represents  the  change in value of the  Dolphin  swap agreement and the remainder represents the changes in time value of cap instruments.

   As of December 31, 2001,  the Company has $3.1 million of  derivative  losses  included in  Accumulated  OCI. Of this amount,  $2.8 million  relates to a realized  loss on a hedge of the October  2001 Regency  Square  financing.
This loss will be  recognized  as additional  interest  expense over the ten-year  term of the debt.  The remaining
$0.3  million of  derivative  losses  included in  Accumulated  OCI at December  31, 2001 relates to a hedge of the
Dolphin Mall  construction  facility that will be  recognized as a reduction of earnings  through its 2002 maturity date.  The  Company  expects  that  approximately  $0.6  million  will be  reclassified  from  Accumulated  OCI and recognized as a reduction of earnings during the next twelve months.

                                                TAUBMAN CENTERS, INC.

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

   The swap agreement on the Dolphin  construction  facility does not qualify for hedge accounting although its use is consistent  with the Company's  overall risk  management  objectives.  As a result,  the Company  recognizes its share of losses and income related to this agreement in earnings as the value of the agreement changes.

Note 3 - Twelve Oaks and Lakeside Transaction

   In August  2000,  the  Company  completed  a  transaction  to  acquire  an  additional  ownership  in one of its
Unconsolidated  Joint  Ventures.  Under  the terms of the  agreement,  the  Operating  Partnership  became  the 100 percent  owner of Twelve  Oaks Mall,  and its joint  venture  partner  became the 100  percent  owner of  Lakeside, subject to the existing  mortgage debt. The  transaction  resulted in a net payment to the joint venture partner of approximately  $25.5 million in cash. The  acquisition of the additional  interest in Twelve Oaks was accounted for as a purchase.  A gain of $85.3 million on the transaction was recognized by the Company,  representing  the excess of the fair value over the net book basis of the  Company's  interest in Lakeside,  adjusted for the $25.5  million paid and  transaction  costs.  The  Company's  gain on the  transaction  differed  from  the  $116.5  million  gain recognized by the Operating Partnership due to  the Company's $31.2 million additional basis in Lakeside.

Note 4 - Restructuring

   In October 2001,  the Operating  Partnership  committed to a  restructuring  of its  development  operations.  A restructuring  charge of  approximately  $2.0  million  was  recorded  during the year  ended  December  31,  2001, primarily  representing the cost of certain  involuntary  terminations of personnel.  Pursuant to the restructuring plan, 17 positions were  eliminated  within the  development  department.  Substantially  all of the  restructuring costs were paid during 2001.

Note 5 - Income Taxes

   The  Company  operates in such a manner as to qualify as a REIT under the  provisions  of the  Internal  Revenue
Code;  therefore,  applicable  taxable income is included in the taxable income of its  shareowners,  to the extent distributed  by the Company.  To qualify as a REIT,  the Company must  distribute  at least 90% of its REIT taxable income to its  shareowners  and meet certain other  requirements.  Additionally,  no provision for income taxes for consolidated partnerships has been made, as such taxes are the responsibility of the individual partners.

   In connection  with the Tax Relief  Extension Act of 1999,  the Company made Taxable REIT  Subsidiary  elections for all of its  corporate  subsidiaries.  The  elections,  effective  for  January 1, 2001,  were made  pursuant to section  856(I) of the Internal  Revenue Code.  The Company's  Taxable REIT  Subsidiaries  are subject to corporate level income taxes which are provided for in the Company's financial statements.

   Deferred tax assets and liabilities  reflect the impact of temporary  differences  between the amounts of assets and  liabilities for financial  reporting  purposes and the bases of such assets and liabilities as measured by tax laws.  Deferred  tax assets are reduced by a valuation  allowance to the amount  where  realization  is more likely than not assured after considering all available  evidence.  The Company's temporary  differences  primarily relate to deferred compensation and depreciation.  During the year ended December 31, 2001,  utilization of a deferred tax asset reduced the Company's  federal  income tax expense from its taxable REIT  subsidiaries  to $0.1 million.  For the year ended December 31, 2001,  state income tax expense from the Company's  taxable REIT  subsidiaries was $0.5 million.  As of December 31, 2001,  the Company had a net  deferred  tax asset of $4.4  million,  after a valuation allowance of $7.1 million.

                                               TAUBMAN CENTERS, INC.

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

   Dividends  declared on the  Company's  common and  preferred  stocks and their tax status are  presented  in the following  tables.  The tax status of the  Company's  dividends in 2001,  2000,  and 1999 may not be  indicative of future periods.

                           Dividends
                          per common           Return of      Ordinary        Capital
                        share declared          capital        income           gains
                     ---------------------     ---------     -----------     ---------

         2001               $1.005              $0.3075        $0.6878         $0.0097
         2000                0.985               0.4402         0.4799          0.0649
         1999                0.965               0.4534         0.5116          -----

                         Dividends per
                      Series A preferred       Ordinary        Capital
                        share declared          income          gains
                     ---------------------   -----------      ---------

         2001               $2.075              $2.0549        $0.0201
         2000                2.075               1.9382         0.1368
         1999                2.075               2.0750          -----

Note 6 - Investment in the Operating Partnership

   The partnership equity of the Operating Partnership and the Company's ownership therein are shown below:

             TRG Units              TRG Units         TCO's % Interest       TCO's
          outstanding at         Owned by TCO at         in TRG at           Average
            December 31             December 31         December 31      Interest in TRG
         ----------------        --------------         -----------      ----------------

   2001       82,502,050             50,734,984              62%                62%
   2000       82,819,463             50,984,397              62%                63%
   1999       85,116,709             53,281,643              63%                63%

   Net  income  and  distributions  of the  Operating  Partnership  are  allocable  first to the  preferred  equity interests  (Note 15),  and the  remaining  amounts to the  general and limited  Operating  Partnership  partners in accordance  with  their  percentage  ownership.  The  number of TRG units  outstanding  and the number of TRG units owned by the Company  decreased in 2001 and 2000 due to  redemptions  made in connection  with the Company's  share repurchase  program  (Note  15),  partially  offset by units  issued  under the  incentive  option  plan (Note 14).
Included  in the total  units  outstanding  at December  31,  2001 and 2000 are  261,088  units and 348,118  units, respectively,  issued in connection with the 1999  acquisition of Lord  Associates that do not receive  allocations of income or distributions.

                                               TAUBMAN CENTERS, INC.

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 7 - Investments in Unconsolidated Joint Ventures

     Following are the Company's  investments in Unconsolidated  Joint Ventures.  The Operating  Partnership is the
managing general partner or managing member in these Unconsolidated  Joint Ventures,  except for those denoted with an (*).
                                                                                            Ownership as of
         Unconsolidated Joint Venture               Shopping Center                        December 31, 2001
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

   In September  2001,  International  Plaza,  a 1.25 million  square foot center opened in Tampa,  Florida.  As of
December 31, 2001, the Operating  Partnership has a preferred  investment in International  Plaza of $19.1 million, on which an annual preferential return of 8.25% will accrue.

   In March 2001,  Dolphin  Mall,  a 1.3 million  square  foot  regional  center  opened in Miami,  Florida.  As of
December 31, 2001, the Operating  Partnership has a preferred  investment in Dolphin Mall of $29.6 million on which an annual preferential return of 16.0% will accrue.

   In addition to the preferred  return on its investments in  International  Plaza and Dolphin Mall, the Operating
Partnership  will receive a return of its  preferred  investments  before any  available  cash will be utilized for distributions to non-preferred partners.

   In April 2000, the Company entered into an agreement to develop The Mall at Millenia in Orlando,  Florida.  This
1.2 million square foot center is expected to open in October  2002.

   During  2001,  the  Unconsolidated  Joint  Ventures  recognized a  cumulative  effect of a change in  accounting principle  in  connection  with  their  adoption  of SFAS 133 (Note  2).  This  cumulative  effect  represents  the transition  adjustment  necessary to mark  interest  rate  agreements  to fair value as of January 1, 2001.  During
2000 and 1999, the Unconsolidated  Joint Ventures incurred  extraordinary  charges related to the extinguishment of debt, primarily consisting of prepayment premiums and the writeoff of deferred financing costs.

   The Company's  carrying value of its Investment in  Unconsolidated  Joint Ventures differs from its share of the partnership  equity  reported in the combined  balance sheet of the  Unconsolidated  Joint  Ventures due to (i) the
Company's cost of its investment in excess of the historical net book values of the  Unconsolidated  Joint Ventures and (ii) the Operating  Partnership's  adjustments to the book basis,  including  intercompany  profits on sales of services that are capitalized by the  Unconsolidated  Joint Ventures.  The Company's  additional basis allocated to depreciable assets is recognized on a straight-line  basis over 40 years. The Operating  Partnership's  differences in bases are amortized over the useful lives of the related assets.

   Combined  balance  sheet and  results  of  operations  information  are  presented  in the  following  table (in thousands) for all Unconsolidated Joint Ventures,  followed by the Operating  Partnership's  beneficial interest in the  combined  information.  Beneficial  interest is  calculated  based on the  Operating  Partnership's  ownership interest in each of the  Unconsolidated  Joint  Ventures.  The accounts of Lakeside and Twelve Oaks Mall,  formerly
50% Unconsolidated Joint Ventures, are included in these results through the date of the transaction (Note 3).

                                           TAUBMAN CENTERS, INC.

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                                                             December 31          December 31
                                                                             -----------          -----------
                                                                                 2001                 2000
                                                                                 ----                 ----

Assets:
  Properties                                                                 $   1,367,082        $   1,073,818
  Accumulated depreciation and amortization                                       (220,201)            (189,644)
                                                                             -------------        -------------
                                                                             $   1,146,881        $     884,174
  Other assets                                                                      80,256               60,807
                                                                             -------------        -------------
                                                                             $   1,227,137        $     944,981
                                                                             =============        =============

Liabilities and partnership equity:
  Notes payable                                                              $   1,154,141        $     950,847
  Other liabilities                                                                109,247               49,069
  TRG's partnership equity (accumulated
    deficiency in assets)                                                              903              (36,570)
  Unconsolidated Joint Venture Partners'
    accumulated deficiency in assets                                               (37,154)             (18,365)
                                                                             -------------        -------------
                                                                             $   1,227,137        $     944,981
                                                                             =============        =============

TRG's partnership equity (accumulated deficiency
    in assets) (above)                                                       $         903        $     (36,570)
TRG basis adjustments, including
    elimination of intercompany profit                                              22,612               17,266
TCO's additional basis                                                             125,286              128,322
                                                                             -------------        -------------
Investment in Unconsolidated Joint Ventures                                  $     148,801        $     109,018
                                                                             =============        =============

                                                                          Year Ended December 31
                                                       -------------------------------------------------------
                                                               2001                 2000                 1999
                                                               ----                 ----                 ----

Revenues                                               $      238,409        $     230,679        $     252,009
                                                       --------------        -------------        -------------
Recoverable and other operating expenses               $       87,446        $      81,530        $      87,755
Interest expense                                               74,895               65,266               64,152
Depreciation and amortization                                  39,695               30,263               29,983
                                                       --------------        -------------        -------------
Total operating costs                                  $      202,036        $     177,059        $     181,890
                                                       --------------        -------------        -------------
Income before extraordinary items and
  cumulative effect of change in accounting
  principle                                            $       36,373        $      53,620        $      70,119
Extraordinary items                                                                (19,169)                (333)
Cumulative effect of change in accounting
  principle                                                    (3,304)
                                                       --------------        -------------        -------------
Net income                                             $       33,069        $      34,451        $      69,786
                                                       ==============        =============        =============

Net income allocable to TRG                            $       17,533        $      18,099        $      38,346
Cumulative effect of change in accounting
  principle allocable to TRG                                    1,612
Extraordinary items allocable to TRG                                                 9,506                  167
Realized intercompany profit                                    5,752                4,680                5,434
Depreciation of TCO's additional basis                         (3,036)              (3,806)              (4,652)
                                                       --------------        -------------        -------------
Equity in income before extraordinary items
  and cumulative effect of change in accounting
  principle of Unconsolidated Joint Ventures           $       21,861        $      28,479        $      39,295
                                                       ==============        =============        =============

Beneficial interest in Unconsolidated
  Joint Ventures' operations:
    Revenues less recoverable and other
      operating expenses                               $       84,402        $      82,858        $      94,136
    Interest expense                                          (38,683)             (34,933)             (34,470)
    Depreciation and amortization                             (23,858)             (19,446)             (20,371)
                                                       --------------        --------------       -------------
    Income before extraordinary items and
       cumulative effect of change in accounting
       principle                                       $       21,861        $      28,479        $      39,295
                                                       ==============        =============        =============

                                               TAUBMAN CENTERS, INC.

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 8 - Properties

   Properties at December 31, 2001 and December 31, 2000 are summarized as follows:

                                                                                   2001           2000
                                                                                   ----           ----
   Land                                                                      $     199,098   $     129,198
   Buildings, improvements, and equipment                                        1,913,629       1,526,672
   Construction in process                                                          60,157         275,125
   Development pre-construction costs                                               21,833          28,133
                                                                             -------------   -------------
                                                                             $   2,194,717   $   1,959,128
   Accumulated depreciation and amortization                                      (337,567)       (285,406)
                                                                             -------------   -------------
                                                                             $   1,857,150   $   1,673,722
                                                                             =============   =============

   The  properties  balances as of December 31, 2001 above reflect the 2001 openings of The Shops at Willow Bend, a
1.5  million  square foot center in Plano,  Texas,  and The Mall at  Wellington  Green,  a 1.3 million  square foot center in Wellington,  Florida.  Construction in process  includes costs related to the construction of Stony Point
Fashion Park,  additional  phases of construction at The Shops at Willow Bend and The Mall at Wellington Green, and
expansions and improvements at various other centers.

   Depreciation  expense  for  2001,  2000,  and  1999  was  $63.0  million,  $52.5  million,  and  $47.9  million, respectively.  The  charge  to  operations  in 2001,  2000,  and 1999 for  costs of  unsuccessful  and  potentially unsuccessful pre-development activities was $6.6 million, $7.5 million, and $10.1 million, respectively.

   The balance of development  pre-construction  costs as of December 31, 2001 consists primarily of costs relating to a project in Syosset,  New York.  Both Neiman  Marcus and Lord & Taylor have made  announcements  committing  to the  project.  The Company is  currently  involved in a lawsuit to obtain the  necessary  zoning  approvals to move forward with the project.  Although the Company  expects to be  successful  in this effort,  the process may not be resolved  in the near  future.  In  addition,  if the  litigation  is  unsuccessful,  the Company  would  expect to recover substantially less than its cost in this project under possible alternative uses for the site.

Note 9 - Accounts and Notes Receivable

   Accounts and notes receivable at December 31, 2001 and December 31, 2000 are summarized as follows:

                                                                                 2001             2000
                                                                                 ----             ----
   Trade                                                                   $      26,222     $      17,284
   Notes                                                                          13,188            17,145
   Other                                                                           1,669             1,522
                                                                           -------------     -------------
                                                                           $      41,079     $      35,951
   Less: allowance for doubtful accounts                                          (5,345)           (3,796)
                                                                           -------------     --------------
                                                                           $      35,734     $      32,155
                                                                           =============     =============

   Notes  receivable as of December 31, 2001 provide  interest at a range of interest  rates from 7% to 10% (with a weighted average interest rate of 7.9% at December 31, 2001) and mature at various dates.

   Accounts and notes  receivable  from related  parties at December 31, 2001 and December 31, 2000 are  summarized as follows:

                                                                                  2001             2000
                                                                                  ------------------------
   Trade                                                                   $      10,645     $       6,578
   Notes                                                                          10,000             3,778
   Other                                                                                                98
                                                                           -------------     -------------
                                                                           $      20,645     $      10,454
                                                                           =============     =============

   In April 2001,  the $10 million  investment in Swerdlow  (Note 10) was converted  into a note  receivable  which bore interest at 12% and matured in December 2001.  This loan is currently  delinquent and is accruing  interest at
18%.  All interest  due through the  December  maturity  date was  received.  Although  the  Operating  Partnership expects to fully recover the amount due under this note receivable,  the Company is currently in negotiations  with
Swerdlow regarding the repayment.  An affiliate of Swerdlow is a partner in the Dolphin Mall joint venture.

                                               TAUBMAN CENTERS, INC.

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 10 - Deferred Charges and Other Assets

   Deferred charges and other assets at December 31, 2001 and December 31, 2000 are summarized as follows:
                                                                                 2001             2000
                                                                                 ----             ----
   Leasing                                                                 $      37,380     $      31,751
   Accumulated amortization                                                      (22,348)          (18,601)
                                                                           -------------     -------------
                                                                           $      15,032     $      13,150
   Interest rate agreements (Notes 2 and 11)                                         161             7,249
   Deferred financing costs, net                                                  12,817            10,492
   Investments                                                                    15,406            25,106
   Other, net                                                                      7,904             7,375
                                                                           -------------     -------------
                                                                           $      51,320     $      63,372
                                                                           =============     =============

   During 2001, the Company  committed to funding  approximately  $2 million in  Constellation  Real  Technologies,
LLC,  a  company  that  forms  and  sponsors  real  estate-related  internet,  e-commerce,  and  telecommunications enterprises. The Company's investment was $0.5 million at December 31, 2001.

   In May 2000,  the Company  acquired an  approximately  6.8% interest in  MerchantWired,  LLC, a service  company providing  internet and network  infrastructure  to shopping  centers and  retailers.  As of December 31, 2001, the
Company had an  investment  of  approximately  $3.6  million in this  venture  and has  guaranteed  obligations  of
approximately   $3.8  million.   The  principal   shareholder  of  MerchantWired  has  disclosed  that  the  future profitability of MerchantWired is dependent on it obtaining outside capital and other management  expertise;  there is no assurance as to its success in doing so. The Company  accounts for its  investment  in  MerchantWired  on the equity  method.  During  2001 and  2000,  the  Company  recognized  its $2.4  million  and  $0.5  million  share of
MerchantWired losses, respectively.

   In November 1999, the Operating  Partnership acquired Lord Associates,  a retail leasing firm, for approximately
$7.5  million,  representing  $2.5  million  in cash and  435,153  partnership  units  (and an equal  number of the
Company's Series B  Non-Participating  Convertible  Preferred Stock). The units and stock are being released over a five-year  period,  with  $0.9  million  and  $1.1  million  of  units  having  been  released  in 2001  and  2000, respectively.  The owner of the partnership  units is not entitled to distributions or income  allocations,  and an affiliate of the  Operating  Partnership  has voting rights to the stock,  until release of the units.  Of the cash purchase  price,  approximately  $1.0  million was paid at closing and $1.5  million  will be paid over five years;
$1.0 million of the purchase price is contingent upon profits  achieved on acquired  leasing  contracts.  The final
65,271  partnership  units are collateral if the profit  contingency is not met. The acquisition of Lord Associates was  accounted  for as a  purchase  (cost  amortized  over five  years),  with the  results of  operations  of Lord
Associates being included in the income statement of the Company  subsequent to the acquisition  date. During 2001,
68,000  partnership  units were  exchanged  by the owner for common  stock  under the  Continuing  Offer (Note 16).
Also, an equal number of Series B preferred  shares were  converted to shares of the Company's  common stock at the
Series B conversion ratio (Note 15).

   In  September  1999,  the Company  acquired an  approximately  5% interest  in  Swerdlow  Real Estate  Group,  a privately  held real estate  investment  trust,  for  approximately  $10  million.  In April 2001,  the $10 million investment in Swerdlow was converted into a note receivable (Note 9).

   In April  1999,  the  Company  obtained  a $7.4  million  preferred  investment  in  fashionmall.com,  Inc.,  an
e-commerce  company  originally  organized to market,  promote,  advertise,  and sell  fashion  apparel and related accessories  and products over the internet.  In 2001,  fashionmall.com  significantly  scaled back its  operations and experienced  significant  decreases in operating revenues.  Fashionmall.com  management has disclosed that they have more cash than is needed to fund current  operations and are considering how best to use such cash,  including making  acquisitions,  issuing special dividends,  or finding other options to provide  opportunities for liquidity to its  shareholders  at some time in the  future.  While the  Company's  right to a  preference  in the event of a liquidation  is not  disputed,  and  while  there  is more  than  sufficient  cash in  fashionmall.com  to fund the
Company's  liquidation  preference,   the  Company  has  been  in  settlement  discussions  with  fashionmall.com's management  to return the Company's  preferred  investment at a discount,  in order to facilitate  these  potential uses of the cash.  There is no assurance  that the  settlement  discussions  will achieve a resolution  and/or what their  ultimate  outcome will be. The Company  accounts for its investment in  fashionmall.com  on the cost method.
During 2001,  the Company  recorded a charge of $1.9 million  relating to its  investment in  fashionmall.com;  the
Company's investment was $5.5 million at December 31, 2001.

                                               TAUBMAN CENTERS, INC.

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

   The Company  assesses the valuation of its  investments  in these  entities in accordance  with its  established policies for such investments (Note 1).

Note 11 - Debt

Mortgage Notes Payable

   Mortgage notes payable at December 31, 2001 and December 31, 2000 consist of the following:

                                                                                                      Balance Due
                                    2001           2000           Interest Rate   Maturity Date       on Maturity
                                    ----           ----           -------------   -------------       -----------

Beverly Center               $     146,000  $      146,000            8.36%            07/15/04          $146,000
Biltmore Fashion Park               79,007          79,730            7.68%            07/10/09            71,391
Great Lakes Crossing               150,958         170,000        LIBOR + 1.50%        04/01/02           150,323
MacArthur Center                   143,588         144,884            7.59%            10/01/10           126,884
Regency Square                      82,373                            6.75%            11/01/11            71,569
The Mall at Short Hills            270,000         270,000            6.70%            04/01/09           245,301
The Mall at Wellington Green       124,344                        LIBOR + 1.85%        05/01/04           124,344
The Shops at Willow Bend           186,482          99,672        LIBOR + 1.85%        07/01/03           186,482
Twelve Oaks Mall                                    49,987        LIBOR + 0.45%        10/15/01
Line of Credit                     205,000          63,000        LIBOR + 0.90%        11/01/04           205,000
Line of Credit                      11,955          26,325     Variable Bank Rate      06/30/02            11,955
Other                               22,039         122,311           Various            Various            20,000
                             -------------     -----------
                             $   1,421,746  $    1,171,909
                             =============  ==============

   Mortgage  debt is  collateralized  by  properties  with a net book value of $1.8  billion and $1.5 billion as of
December 31, 2001 and December 31, 2000, respectively.

   The $220  million  construction  facility  for The  Shops at  Willow  Bend  and the  $168  million  construction facility for The Mall at Wellington  Green each have two one-year  extension  options.  Both loans provide for rate decreases  when certain  performance  criteria are met. The Great Lakes  Crossing loan and the $275 million line of credit each  provide for an option to extend the  maturity  dates one year.  The Company has notified the lender on the Great Lakes  Crossing  loan of the Company's  intention to extend the loan.  The maximum  borrowings  available under the two lines of credit are $275 million and $40 million,  respectively.  The other  mortgage  notes  payable balance  includes  notes which are due at various dates through 2009,  and have fixed  interest  rates between 6.3%
and 13%. Certain debt agreements  contain  performance and valuation  criteria that must be met for the loans to be extended at the full principal  amounts;  these  agreements  provide for partial  prepayments of debt to facilitate compliance with extension provisions.

   The following table presents scheduled principal payments on mortgage debt as of December 31, 2001.

                               2002                    $168,102
                               2003                     193,043
                               2004                     482,308
                               2005                       7,540
                               2006                       8,087
                               Thereafter               562,666

Unsecured Notes Payable

   Unsecured  notes  payable at  December  31, 2001 and  December  31,  2000 were $1.5  million  and $2.1  million, respectively.

Debt Covenants and Guarantees

   Certain  loan and  facility  agreements  contain  various  restrictive  covenants  including  minimum  net worth requirements,  minimum debt service and fixed charges  coverage  ratios,  a maximum payout ratio on  distributions, and a minimum  debt yield ratio,  the latter  being the most  restrictive.  The Company is in  compliance  with all covenants.

                                               TAUBMAN CENTERS, INC.

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

   Payments  of  principal  and  interest  on the loans in the  following  table are  guaranteed  by the  Operating
Partnership as of December 31, 2001,  including those of certain  Unconsolidated  Joint  Ventures.  All of the loan agreements  provide for a reduction of the amounts  guaranteed as certain center performance and valuation criteria are met.

                                                      TRG's           Amount of
                                                   beneficial       loan balance      % of loan
                                                   interest in       guaranteed        balance        % of interest
                               Loan balance       loan balance         by TRG        guaranteed        guaranteed
Center                        as of 12/31/01     as of 12/31/01    as of 12/31/01      by TRG            by TRG
------                        --------------     --------------    --------------      ------            ------
                                            (in millions of dollars)
Dolphin Mall                        164.6             82.3              82.3               50%             100%
Great Lakes Crossing                151.0            128.3             151.0              100%             100%
International Plaza                 171.6             45.4             171.6              100%(1)          100%(1)
The Mall at Millenia                 56.5             28.3              28.3               50%              50%
The Mall at Wellington Green        124.3            111.9             124.3              100%             100%
The Shops at Willow Bend            186.5            186.5             186.5              100%             100%

(1)  An investor  in  the   International  Plaza venture  has indemnified  the Operating  Partnership to the extent of approximately 25% of the amounts  guaranteed.  Effective  February 2002, the guarantee on the International
     Plaza loan was reduced to 50%.

Extraordinary Items

   During the years ended  December  31, 2000 and 1999,  extraordinary  charges to income of $9.5 million  and $0.5 million,  respectively,  were  recognized in connection with the  extinguishment  of debt at  Unconsolidated  Joint
Ventures.

Fair Value of Financial Instruments Related to Debt

   The estimated fair values of financial instruments at December 31, 2001 and December 31, 2000 are as follows:

                                                         2001                                  2000
                                          --------------------------------          ------------------------------
                                             Carrying              Fair               Carrying            Fair
                                              Value                Value               Value              Value
                                           -----------         -----------           -----------      ------------

      Mortgage notes payable            $   1,421,746       $   1,520,384         $   1,171,909     $    1,253,421
      Unsecured notes payable                   1,495               1,495                 2,064              2,064
      Interest rate instruments -
        in a receivable position                  161                 161                 7,249                505

                                               TAUBMAN CENTERS, INC.

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Beneficial Interest in Debt and Interest Expense

   The Operating Partnership's beneficial interest in the debt, capital  lease  obligations, capitalized  interest, and interest expense of its consolidated subsidiaries and its Unconsolidated Joint  Ventures  is  summarized in the following table. The Operating Partnership's beneficial interest excludes debt and interest related to the minority interests in Great Lakes Crossing, MacArthur Center, and The Mall at Wellington Green.

                                                     At 100%                         At Beneficial Interest
                                         -------------------------------- ----------------------------------------------
                                                         Unconsolidated                   Unconsolidated
                                         Consolidated        Joint        Consolidated        Joint
                                         Subsidiaries       Ventures      Subsidiaries       Ventures         Total
                                         -------------- ----------------- -------------- ----------------- -------------
                                                                   (in thousands of dollars)

Debt as of:
   December 31, 2001                        1,423,241         1,154,141      1,345,086           562,811      1,907,897
   December 31, 2000                        1,173,973           950,847      1,105,008           483,683      1,588,691

Capital Lease Obligations:
   December 31, 2001                              304                64            259                40            299
   December 31, 2000                            1,581               630          1,522               416          1,938

Capitalized Interest:
   Year ended December 31, 2001                23,748            14,730         23,456             6,058         29,514
   Year ended December 31, 2000                25,052            13,263         25,052             5,678         30,730

Interest Expense:
   Year ended December 31, 2001                68,150            74,895         63,154            38,683        101,837
   Year ended December 31, 2000                57,329            65,266         52,166            34,933         87,099

Note 12 - Leases

Operating Leases

   Shopping  center space is leased to tenants and certain  anchors  pursuant to lease  agreements.  Tenant  leases typically  provide for  guaranteed  minimum rent,  percentage  rent,  and other charges to cover certain  operating costs.  Future minimum rent under operating leases in effect at December 31, 2001 for operating  centers,  assuming no new or renegotiated leases or option extensions on anchor agreements, is summarized as follows:

                                      2002                           $197,445
                                      2003                            195,295
                                      2004                            182,273
                                      2005                            165,190
                                      2006                            150,824
                                      Thereafter                      588,362

   Certain  shopping  centers,  as lessees,  have ground leases expiring at various dates through the year 2065. In addition,  the Company  leases its office  facilities.  Rental  payments  under ground and office  leases were $7.9 million in 2001,  $7.5  million in 2000,  and $7.0  million in 1999.  Included in these  amounts are related  party office rental payments of $2.7 million in each year.

                                                TAUBMAN CENTERS, INC.

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

   The following is a schedule of future minimum rental payments required under operating leases:

                                      2002                            $7,160
                                      2003                             7,137
                                      2004                             7,140
                                      2005                             5,174
                                      2006                             3,624
                                      Thereafter                     165,850

   The table above  includes $2.8 million,  $2.8 million,  $2.8 million,  and $0.9 million of related party amounts in 2002, 2003, 2004, and 2005.

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

Note 13 - Transactions with Affiliates

   The revenue from management,  leasing,  and development  services includes $4.1 million,  $4.2 million, and $2.5 million from  transactions  with  affiliates for the years ended December 31, 2001,  2000, and 1999,  respectively.
Accounts  receivable  from  related  parties  include  amounts  due from  Unconsolidated  Joint  Ventures  or other affiliates of the Company,  primarily  relating to services  performed by the Manager (Note 14). These  receivables include certain amounts due to the Manager related to reimbursement of third-party (non-affiliated) costs.

   During 1997, the Operating  Partnership  acquired an option from a related party to purchase certain real estate on which the Operating  Partnership  was  exploring the  possibility  of developing a shopping  center.  The option agreement  required  option  payments of $150  thousand  during each of the first five years,  $400 thousand in the sixth year, and $500 thousand in the seventh year.  Through  December 31, 2000, the Operating  Partnership had made payments of $450  thousand.  In 2000,  the  Operating  Partnership  decided not to go forward  with the project and reached an agreement with the optionor to be reimbursed,  at the time of the sale or lease of the real estate,  for an amount  equal to the lesser of 50% of the  project  costs to date or $350  thousand.  Under the  agreement,  the
Operating  Partnership's  obligation to make further  option  payments was  suspended.  The  Operating  Partnership expects to receive $350  thousand in total  reimbursements  and after  receipt of such  amount,  the option will be terminated. A sale of the property is not anticipated to take place before 2003.

   Other related party transactions are described in Notes 9, 12, and 14.

Note 14 - The Manager

   The Taubman Company LLC (the Manager),  which is 99% beneficially owned by the Operating  Partnership,  provides property  management,  leasing,  development,  and other  administrative  services  to the  Company,  the  shopping centers,  and Taubman affiliates.  In addition,  the Manager provides services to centers transferred to GMPT under management agreements cancelable with 90 days notice, and services to other third parties.

   The Manager has a  voluntary  retirement  saving plan  established  in 1983 and amended and  restated  effective
January 1, 1994 (the Plan).  The Plan is qualified in accordance  with Section 401(k) of the Internal  Revenue Code
(the Code).  The Manager  contributes an amount equal to 2% of the qualified  wages of all qualified  employees and matches  employee  contributions  in excess of 2% up to 7% of qualified  wages.  In addition,  the Manager may make discretionary  contributions  within the limits  prescribed by the Plan and imposed in the Code.  Costs relating to the Plan were $1.7 million in 2001, $1.9 million in 2000, and $1.6 million in 1999.

                                               TAUBMAN CENTERS, INC.

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

   The  Operating  Partnership  has an  incentive  option plan for  employees  of the  Manager.  Incentive  options generally  become  exercisable  to the extent of  one-third  of the units on each of the third,  fourth,  and fifth anniversaries of the date of grant.  Options expire ten years from the date of grant.  The Operating  Partnership's units issued in  connection  with the incentive  option plan are  exchangeable  for shares of the Company's  common stock under the Continuing Offer (Note 16).

   In December  2001,  the Company  amended the plan to allow  vested unit  options to be  exercised  by  tendering mature  units  with a market  value  equal  to the  exercise  price of the unit  options.  In  December  2001,  the
Company's  chief  executive  officer  executed  a  unit  option  deferral  election  with  regard  to  options  for approximately  three million  units at an exercise  price of $11.14 per unit due to expire in November  2002.  This election  will allow him to defer the  receipt of the net units he would  receive  upon  exercise.  These  deferred option units will remain in a deferred  compensation  account until Mr. Taubman's  retirement or ten years from the date of  exercise.  Beginning  with the ten year  anniversary  of the date of exercise,  the  deferred  partnership units will be paid in ten annual installments.

   As the Company declares  distributions,  the deferred option units will receive their proportionate share of the distributions  in the form of cash payments.  The deferred  option units will ultimately be settled by the delivery of a fixed number of units to the chief executive officer.  The balance in the deferred  compensation  account will be classified as a component of shareholders' equity in the consolidated balance sheet.

   A summary  of the  status of the plan for each of the three  years in the  period  ended  December  31,  2001 is presented below:

                                      2001                           2000                          1999
                          -----------------------------   -----------------------------  --------------------------
                                     Weighted-Average                Weighted-Average              Weighted-Average
                                      Exercise Price                  Exercise Price                Exercise Price
Options                      Units       Per Unit            Units       Per Unit          Units       Per Unit
-------                      -----       --------            -----       --------          -----       --------
Outstanding at
  beginning of year         7,594,458     $11.35            7,423,809     $11.36         6,805,018      $11.22
Exercised                  (1,511,283)     11.18              (12,854)      9.91          (285,739)      10.79
Granted                                                       250,000      11.25         1,000,000       12.25
Cancelled                                                     (66,497)     12.45           (93,494)      12.90
Forfeited                                                                                   (1,976)       9.69
                            ---------                       ---------                    ---------
Outstanding at
  end of year               6,083,175      11.39            7,594,458      11.35         7,423,809       11.36
                            =========                       =========                    =========
Options vested
  at year end               5,399,565      11.32            6,777,239      11.26         6,601,090       11.32
                            =========                       =========                    =========

   Options  outstanding at December 31, 2001 have a remaining  weighted-average  contractual  life of 2.7 years and range in  exercise  price  from $9.39 to  $13.89.  The  weighted  average  fair  value per unit of options  granted during 2000 and 1999 was $1.40 and $1.24,  respectively.  There were no options granted in 2001. The Company used a binomial  option pricing model to determine the grant date fair values based on the following  assumptions for 2000 and 1999,  respectively:  volatility rates of 21.0% and 20.4%,  risk-free rates of return of approximately 6.4% and
5.3%, and dividend yields of approximately 8.6% and 7.8%.

   The Company  applies APB Opinion 25 and related  interpretations  in accounting for the plan. The exercise price of all options outstanding granted under the plan was equal to market value on the date of grant.  Accordingly,  no compensation  expense has been recognized for the plan. Had  compensation  cost for the plan been determined  based on the fair value of the options at the grant  dates,  consistent  with the method of FAS  Statement  123,  the pro forma effect on the Company's earnings and earnings per share would have been  approximately $0.2 million,  or less than $0.01 per share in 2001,  approximately $0.2 million,  or less than $0.01 per share in 2000, and approximately
$0.7 million, or $0.01 per share in 1999.

   Currently,  options for 6.2 million Operating Partnership units may be issued under the plan,  substantially all of which have been issued.  However,  if the holder of an option elects to pay the exercise  price by  surrendering partnership  units,  only those units issued to the holder in excess of the number of units surrendered are counted for purposes of determining the remaining number of units available for future grants under the plan.

                                                TAUBMAN CENTERS, INC.

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

   In January  2002,  options for 500,000  units vested upon the  achievement  of certain  stock price  performance criteria.

Note 15 - Common and Preferred Stock and Equity of TRG

   The 8.3% Series A Cumulative  Redeemable  Preferred  Stock  (Series A Preferred  Stock) has no stated  maturity, sinking  fund,  or mandatory  redemption  and is not  convertible  into any other  securities  of the Company.  The
Series A Preferred  Stock has a liquidation  preference of $200 million ($25 per share).  Dividends are  cumulative and  accrue at an annual  rate of 8.3% and are  payable  in  arrears  on or  before  the last day of each  calendar quarter.  All  accrued  dividends  have been paid.  The Series A  Preferred  Stock can be  redeemed  by the Company beginning  in October 2002 at $25 per share plus any accrued  dividends.  The  redemption  price can be paid solely out of the sale of capital  stock of the  Company.  The Company  owns a  corresponding  Series A  Preferred  Equity interest  in the  Operating  Partnership  that  entitles  the Company to income and  distributions  (in the form of guaranteed payments) in amounts equal to the dividends payable on the Company's Series A Preferred Stock.

   The  Company  is  obligated  to issue  to the  minority  interest,  upon  subscription,  one  share of  Series B
Non-Participating  Convertible  Preferred  Stock (Series B Preferred  Stock) for each of the Operating  Partnership units held by the  minority  interest.  Each share of Series B Preferred  Stock  entitles the holder to one vote on all matters submitted to the Company's  shareholders.  The holders of Series B Preferred Stock,  voting as a class, have the right to designate up to four  nominees  for election as directors of the Company.  On all other  matters, including the election of directors,  the holders of Series B Preferred  Stock will vote with the holders of common stock.  The  holders  of Series B  Preferred  Stock are not  entitled  to  dividends  or  earnings.  Under  certain circumstances,  the Series B  Preferred  Stock is  convertible  into  common  stock at a ratio of 14,000  shares of
Series B Preferred Stock for one share of common stock.

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

   In March 2000,  the Company's  Board of Directors  authorized the purchase of up to $50 million of the Company's common stock in the open market.  The stock may be purchased from time to time as market  conditions  warrant.  For each share of the Company's stock  repurchased,  an equal number of the Company's  Operating  Partnership units are redeemed.  As of December  31,  2001,  the Company had  purchased,  and the  Operating  Partnership  had  redeemed, approximately  4.1 million  shares and units for  approximately  $47.1 million.  Existing lines of credit  provided funding for the purchases.

                                               TAUBMAN CENTERS, INC.

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 16 - Commitments and Contingencies

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

   Based on a market value at December 31, 2001 of $14.85 per common  share,  the  aggregate  value of interests in the Operating  Partnership  that may be tendered under the Cash Tender  Agreement was  approximately  $366 million.
The purchase of these  interests at December 31, 2001 would have resulted in the Company  owning an additional  30%
interest in the Operating Partnership.

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

   Shares of common stock that were acquired by General  Motors  pension  trusts in connection  with the IPO may be sold through a registered  offering.  Pursuant to a registration  rights agreement with the Company,  the owners of these  shares have the annual  right to cause the  Company to register  and  publicly  sell their  shares of common stock  (provided  that the shares have an  aggregate  value of at least $50  million  and subject to certain  other restrictions).  All expenses of such a  registration  are to be borne by the Company,  other than the  underwriting discounts or selling commissions, which will be borne by the exercising party.

   The  Company  is  currently  involved  in  certain  litigation  arising  in the  ordinary  course  of  business.
Management  believes  that this  litigation  will not have a material  adverse  effect on the  Company's  financial statements.

   Refer to Note 10 for  commitments  relating to certain  investments in technology  businesses.  Refer to Note 11 for the Operating Partnership's guarantees of certain debt.

Note 17 - Earnings Per Share

   Basic  earnings per common share are  calculated by dividing  earnings  available to common  shareowners  by the average  number of common  shares  outstanding  during each  period.  For diluted  earnings per common  share,  the
Company's  ownership  interest in the Operating  Partnership  (and  therefore  earnings) are adjusted  assuming the exercise of all options for units of partnership interest under the Operating  Partnership's  incentive option plan having  exercise  prices less than the average market value of the units using the treasury  stock method.  For the years ended  December 31, 2001,  2000,  and 1999,  options for 0.6 million,  4.5 million,  and 0.7 million units of partnership interest with average exercise prices of $13.30, $11.99, and $13.38,  respectively,  were excluded from the  computation of diluted  earnings per share because the options'  exercise prices were greater than the average market price for the period calculated.

                                               TAUBMAN CENTERS, INC.

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                                                                  Year Ended December 31
                                                                ----------------------------------------------------
                                                                          2001              2000           1999
                                                                ----------------------------------------------------
                                                                             (in thousands, except share data)
Income (loss) before extraordinary items and
  cumulative effect of change in accounting principle
  allocable to common shareowners (Numerator):
   Net income (loss) allocable to common
      shareowners                                                     $   (8,943)      $   86,420      $   8,902
   Common shareowners' share of cumulative
      effect of change in accounting principle                             4,924
   Common shareowners' share of extraordinary
      items                                                                                 5,958             294
                                                                      ----------       ----------      ----------
   Basic income (loss) before extraordinary items
      and cumulative effect of change in accounting
      principle                                                       $   (4,019)      $   92,378      $    9,196
   Effect of dilutive options                                               (424)            (490)           (270)
                                                                      ----------       ----------      ----------
   Diluted income (loss) before extraordinary items
      and cumulative effect of change in accounting
      principle                                                       $   (4,443)      $   91,888      $    8,926
                                                                      ==========       ==========      ==========

Shares (Denominator) - basic and diluted                              50,500,058       52,463,598      53,192,364
                                                                      ==========       ==========      ==========

Income (loss) before extraordinary items and
  cumulative effect of change in accounting
  principle per common share:
     Basic                                                            $   (0.08)       $     1.76      $     0.17
                                                                      =========        ==========      ==========
     Diluted                                                          $   (0.09)       $     1.75      $     0.17
                                                                      =========        ==========      ==========

Cumulative effect of change in accounting principle
  per common share - basic and diluted                                $   (0.10)
                                                                      =========

Extraordinary items per common share - basic
   and diluted                                                                         $    (0.11)      $  (0.01)
                                                                                       ==========       =========

Note 18 - Cash Flow Disclosures and Non-Cash Investing and Financing Activities

   Interest paid in 2001,  2000, and 1999, net of amounts  capitalized  of $23.7 million,  $25.1 million,  and $14.5 million,  respectively,  approximated $63.5 million, $50.4 million, and $45.8 million,  respectively.  The following non-cash investing and financing activities occurred during 2001, 2000, and 1999:

                                                                       2001           2000           1999
                                                                       ----           ----           ----

Non-cash additions to properties                                      $59,622         $13,568        $13,550
Non-cash contributions to Unconsolidated Joint Ventures                 3,778           2,762         58,720
Step-up in Company's basis in Twelve Oaks Mall (Note 3)                               121,654
Land contracts                                                            800           7,341            843
Partnership units released (Note 10)                                      878           1,130
Debt assumed with Twelve Oaks transaction (Note 3)                                     50,015
Accrual for stock repurchases settled in January 2001                                   1,621

   Non-cash additions to properties primarily  represent  accrued  construction  and  tenant allowance costs of new centers and development projects.

                                               TAUBMAN CENTERS, INC.

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 19 - Quarterly Financial Data (Unaudited)

   The following is a summary of quarterly results of operations for 2001 and 2000:

                                                                                            2001
                                                                  ------------------------------------------------
                                                                   First        Second      Third       Fourth
                                                                  Quarter       Quarter    Quarter      Quarter
                                                                  ------------------------------------------------
                                                                            (in thousands, except share data)

Revenues                                                          $  78,848   $  83,589  $   82,185     $ 96,806
Equity in income of Unconsolidated Joint Ventures                     4,856       5,215       4,788        7,002
Income before extraordinary items, cumulative effect of
  change in accounting principle,  and minority and
  preferred interests                                                13,736      15,723      12,295       13,910
Net income (loss)                                                    (4,499)      5,760       2,796        3,600
Net income (loss)  allocable to common shareowners                   (8,649)      1,610      (1,354)        (550)
Basic earnings per common share:
   Income (loss)  before extraordinary items and cumulative
     effect of change in accounting principle                     $   (0.07)  $    0.03  $    (0.03)    $  (0.01)
   Net income (loss)                                                  (0.17)       0.03       (0.03)       (0.01)
Diluted earnings per common share:
   Income (loss)  before extraordinary items and cumulative
     effect of change in accounting principle                     $   (0.07)  $    0.03  $    (0.03)    $  (0.01)
   Net income (loss)                                                  (0.17)       0.03       (0.03)       (0.01)

                                                                                            2000
                                                                  ------------------------------------------------
                                                                   First        Second      Third       Fourth
                                                                  Quarter       Quarter    Quarter      Quarter
                                                                  ------------------------------------------------
                                                                            (in thousands, except share data)

Revenues                                                          $  72,773   $  70,398  $   74,789     $ 87,640
Equity in income of Unconsolidated Joint Ventures                     8,595       7,728       5,089        7,067
Income before gain on disposition of interest in center,
  extraordinary items, and minority and preferred
  interests                                                          16,827      14,529      14,254       20,877
Net income (loss)                                                    (2,239)      4,750      89,815       10,694
Net income (loss)  allocable to common shareowners                   (6,389)        600      85,665        6,544
Basic earnings per common share:
   Income (loss)  before extraordinary items                      $   (0.01)  $    0.01  $     1.63     $   0.13
   Net income (loss)                                                  (0.12)       0.01        1.63         0.13
Diluted earnings per common share:
   Income (loss)  before extraordinary items                      $   (0.01)  $    0.01  $     1.62     $   0.13
   Net income (loss)                                                  (0.12)       0.01        1.62         0.13

Note 20 - New Accounting Principle

   In  October 2001, the  Financial  Accounting  Standards  Board  issued  Statement  No. 144, "Accounting  for the
Impairment or Disposal of Long-Lived Assets", which replaced FASB Statement No. 121, "Accounting for the Impairment
of Long-Lived  Assets  and  for Long-Lived Assets to Be Disposed Of".  Statement  144  broadens  the  reporting  of discontinued operations to include disposals of operating  components; each  of  the  Company's  investments in  an operating  center  is  such  a  component.  The provisions of  Statement 144 are effective for financial statements
issued for fiscal years beginning  after  December 15, 2001 and  generally are  to  be applied prospectively.   The
Statement is not expected to have a material effect on the  financial  condition  or  results  of operations of the
Company; however, if the Company were to dispose of a center, the center's  results of  operations would have to be separately disclosed as discontinued operations in the Company's financial statements.

                                               TAUBMAN CENTERS, INC.

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 21 - Subsequent Events

   In early 2002, the Operating  Partnership  entered into a definitive  purchase and sale agreement to acquire for
$88 million a 50% general  partnership  interest in SunValley  Associates,  a California  general  partnership that owns the Sunvalley Shopping Center located in Concord,  California.  The $88 million purchase price consists of $28 million of cash and $60 million of  existing  debt that  encumbers  the  property.  The  Company's  interest in the secured debt  consists of a $55 million  primary  note  bearing  interest at LIBOR plus 0.92% and a $5 million note bearing  interest at LIBOR plus 3.0%. The notes mature in September 2003 and have two one-year  extension  options.
The center is also subject to a ground lease that expires in 2061.  The Manager has managed the property  since its development  and will continue to do so after the  acquisition.  Although the Operating  Partnership  is purchasing its interest in Sunvalley  from an unrelated  third party,  the other partner is an entity owned and  controlled by
Mr. A. Alfred Taubman, the Company's largest shareholder and recently retired Chairman of the Board of Directors.

   Also in early 2002,  the Company  entered into  agreements  to sell its  interests  in LaCumbre  Plaza and Paseo
Nuevo,  subject to satisfying  closing  conditions,  for $77 million.  The centers are subject to ground leases and are unencumbered by debt. The centers were purchased in 1996 for $59 million.

   These  transactions  are expected to close during the first half of 2002, and the Company expects to use the net proceeds from the sale of the two centers to fund the  acquisition of Sunvalley and pay down  borrowings  under the
Company's lines of credit.

    In March 2002,  the Company  entered into a one-year  4.3% swap  agreement  based on a notional  amount of $100 million to begin November 1, 2002, as a hedge of the Company's $275 million line of credit.

                                                                                                        Schedule II
                                               TAUBMAN CENTERS, INC.
                                         Valuation and Qualifying Accounts
                               For the years ended December 31, 2001, 2000, and 1999
                                                  (in thousands)

                                                                Additions
                                                       --------------------------
                                          Balance at    Charged to    Charged to                                    Balance
                                           beginning     costs and      other                                       at end
                                            of year      expenses      accounts     Write-offs     Transfers, net  of year
                                           ---------    ----------    ----------   ------------    --------------  --------

Year ended December 31, 2001:
  Allowance for doubtful receivables        $3,796         3,427                       (1,602)          (276)       $5,345
                                            ======         =====                       =======          ====        ======

Year ended December 31, 2000:
  Allowance for doubtful receivables        $1,549         3,558                       (1,704)           393 (1)    $3,796
                                            ======         =====                       ======            ===        ======

Year ended December 31, 1999:
  Allowance for doubtful receivables          $333         2,238                       (1,022)                      $1,549
                                              ====         =====                       =======                      ======

(1)  Represents the transfer in of Twelve Oaks Mall.  Prior to August 2000, the Company accounted for its  interest in Twelve Oaks under the equity method.

                                                                             TAUBMAN CENTERS, INC.                                                                  Schedule III
                                                                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                                                December 31, 2001
                                                                                 (in thousands)

                                               Initial Cost                         Gross Amount at Which
                                                to Company          Cost           Carried at Close of Period                                              Date of
                                            -------------------  Capitalized     ------------------------------   Accumulated     Total                 Completion of
                                                  Buildings and   Subsequent                                      Depreciation   Cost Net               Construction or  Depreciable
                                            Land   Improvements  to Acquisition   Land       BI&E       Total         (A/D)       of A/D   Encumbrances   Acquisition      Life
                                            ----   ------------  --------------   ----       ----       -----    -------------  --------  ------------  ---------------  -----------

Shopping Centers:
  Beverly Center, Los Angeles, CA        $      0   $ 209,348    $  34,702   $       0  $  244,050   $  244,050    $  74,310  $  169,740    $ 146,000         1982     40 Years
  Biltmore Fashion Park, Phoenix, AZ       19,097     103,257       16,166      19,097     119,423      138,520       25,008     113,512       79,007         1994     40 Years
  Fairlane Town Center, Dearborn, MI       16,830     104,812       22,047      16,830     126,859      143,689       24,655     119,034         Note (1)     1996     40 Years
  Great Lakes Crossing, Auburn Hills, MI   12,349     196,398        9,679      12,349     206,077      218,426       32,108     186,318      150,958         1998     50 Years
  La Cumbre Plaza, Santa Barbara, CA            0      27,762        1,161           0      28,923       28,923        4,633      24,290                      1996     40 Years
  MacArthur Center, Norfolk, VA             4,000     144,176        1,862       4,000     146,038      150,038       17,209     132,829      143,588         1999     50 Years
  Paseo Nuevo, Santa Barbara, CA                0      39,086        1,084           0      40,170       40,170        7,148      33,022                      1996     40 Years
  Regency Square, Richmond, VA             18,635     103,062        1,247      18,635     104,309      122,944       16,869     106,075       82,373         1997     40 Years
  The Mall at Short Hills, Short Hills, NJ 25,114     171,151      114,062      25,114     285,213      310,327       71,216     239,111      270,000         1980     40 Years
  Twelve Oaks Mall, Novi, MI               25,410     191,185        6,237      25,410     197,422      222,832       37,779     185,053         Note(1)      1977     50 Years
  The Mall at Wellington Green,
   Wellington, FL                          23,824     155,642            0      23,824     155,642      179,466        1,446     178,020      124,344         2001     50 Years
  The Shops at Willow Bend, Plano, TX      27,221     229,614            0      27,221     229,614      256,835        3,262     253,573      186,482         2001     50 Years
Other:
  Manager's Office Facilities                   0           0       28,769           0      28,769       28,769       21,598       7,171            0
  Peripheral Land                          26,618           0            0      26,618           0       26,618            0      26,618            0
  Construction in Process and
   Development Pre-construction Costs           0      79,238        2,752           0      81,990       81,990            0      81,990            0
  Other                                         0       1,120            0           0       1,120        1,120          326         794       22,039
                                         --------    --------    ---------   ---------  ----------   ----------    ---------  ----------
TOTAL                                    $199,098  $1,755,851    $ 239,768   $ 199,098  $1,995,619   $2,194,717(2) $ 337,567  $1,857,150
                                         ========  ==========    =========   =========  ==========   ==========    =========  ==========

The changes in total real estate assets and accumulated  depreciation  for the years ended December 31, 2001, 2000, and 1999 are as follows:

                                           Total             Total            Total
                                        Real Estate       Real Estate      Real Estate                                       Accumulated        Accumulated       Accumulated
                                          Assets            Assets           Assets                                         Depreciation       Depreciation      Depreciation
                                          ------           --------          ------                                         ------------       ------------      ------------
                                           2001              2000             1999                                              2001               2000              1999
                                           ----              ----             ----                                              ----               ----              ----

   Balance, beginning of year          $ 1,959,128      $ 1,572,285      $ 1,473,440          Balance, beginning of year    $  (285,406)       $  (210,788)      $  (164,798)
   New development and improvements        250,111          184,205          160,746          Depreciation for year             (63,007)           (52,506)          (47,965)
   Disposals                               (16,428)         (13,403)          (3,181)         Disposals                          10,846              7,421             1,975
   Transfers In/(Out)                        1,906          216,041(3)       (58,720)(4)      Transfers In                                         (29,533)(3)
                                       -----------      -----------      -----------                                        -----------        -----------       -----------
   Balance, end of year                $ 2,194,717      $ 1,959,128      $ 1,572,285          Balance, end of year          $  (337,567)       $  (285,406)      $  (210,788)
                                       ===========      ===========      ===========                                        ===========        ===========       ===========

(1)  These centers are collateral for the Company's line of credit, which had a balance of $205 million at December 31, 2001.
(2)  The unaudited aggregate cost for federal income tax purposes as of December 31, 2001 was $2.069 billion.
(3)  Includes costs transferred relating to Twelve Oaks Mall, which became wholly owned in 2000.
(4)  Includes costs transferred relating to International Plaza and Dolphin Mall, which became Unconsolidated Joint Ventures in 1999.

                             UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                     LIMITED PARTNERSHIP (a consolidated subsidiary of Taubman Centers, Inc.)

                                           COMBINED FINANCIAL STATEMENTS
                                       AS OF DECEMBER 31, 2001 AND 2000 AND
                                               FOR EACH OF THE YEARS
                                      ENDED DECEMBER 31, 2001, 2000, AND 1999

                                           INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareowners
Taubman Centers, Inc.

   We have  audited the  accompanying  combined  balance  sheets of  Unconsolidated  Joint  Ventures of The Taubman
Realty Group Limited  Partnership (the  "Partnership") (a consolidated  subsidiary of Taubman Centers,  Inc.) as of
December 31, 2001 and 2000, and the related  combined  statements of operations,  partnership  equity  (accumulated deficiency  in assets),  and cash flows for each of the three years in the period  ended  December  31,  2001.  Our audits  also  included  the  financial  statement  schedules  listed  in the  Index  at Item  14.  These  financial statements  and  financial  statement  schedules  are  the  responsibility  of the  Partnership's  management.  Our responsibility  is to express an opinion on the financial  statements and financial  statement  schedules  based on our audits.

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

   In our opinion,  such combined  financial  statements  present fairly,  in all material  respects,  the combined financial  position of  Unconsolidated  Joint  Ventures of The  Taubman  Realty  Group  Limited  Partnership  as of
December 31, 2001 and 2000,  and the combined  results of their  operations  and their combined cash flows for each of the three years in the period  ended  December  31, 2001 in  conformity  with  accounting  principles  generally accepted  in the United  States of  America.  Also,  in our  opinion,  such  financial  statement  schedules,  when considered  in relation  to the basic  combined  financial  statements  taken as a whole,  present  fairly,  in all material respects, the information set forth therein.

   As discussed in Note 2 to the combined financial  statements,  in 2001 the Unconsolidated  Joint Ventures of The
Taubman Realty Group Limited Partnership  changed their method of accounting for derivative  instruments to conform to Statement of Financial Accounting Standards No. 133, as amended and interpreted.

DELOITTE & TOUCHE LLP

Detroit, Michigan
February 12, 2002

                             UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                                                LIMITED PARTNERSHIP

                                              COMBINED BALANCE SHEET
                                                   (in thousands)

                                                                                    December 31
                                                                         ----------------------------------
                                                                             2001                  2000
                                                                             ----                  ----
Assets:
  Properties (Notes 3, 5 and 7)                                          $   1,367,082       $   1,073,818
    Accumulated depreciation and amortization                                 (220,201)           (189,644)
                                                                         -------------       -------------
                                                                         $   1,146,881       $     884,174

  Cash and cash equivalents                                                     30,664              19,793
  Accounts receivable, less allowance
    for doubtful accounts of $3,356 and $1,628
    in 2001 and 2000                                                            20,302               6,096
  Note receivable from Joint Venture Partner (Note 7)                                                  221
  Deferred charges and other assets (Notes 4 and 7)                             29,290              34,697
                                                                         -------------       -------------
                                                                         $   1,227,137       $     944,981
                                                                         =============       =============

Liabilities:
  Mortgage notes payable (Note 5)                                        $   1,151,485       $     944,155
  Note payable to related party (Note 5)                                                             3,778
  Other notes payable (Note 5)                                                   2,656               2,914
  Capital lease obligations (Note 6)                                                64                 630
  Accounts payable to related parties (Note 7)                                   3,102               3,801
  Accounts payable and other liabilities                                       106,081              44,638
                                                                         -------------       -------------
                                                                         $   1,263,388       $     999,916

Commitments (Note 6)

Accumulated deficiency in assets:
  Partnership equity -TRG                                                $       1,264       $     (36,570)
  Accumulated deficiency in assets-Joint Venture Partners                      (36,793)            (18,365)
  Accumulated other comprehensive income-TRG                                      (361)
  Accumulated other comprehensive income-
     Joint Venture Partners                                                       (361)
                                                                         -------------       -------------
                                                                         $     (36,251)      $     (54,935)
                                                                         -------------       -------------
                                                                         $   1,227,137       $     944,981
                                                                         =============       =============

                                        See notes to financial statements.

                             UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                                                LIMITED PARTNERSHIP

                                         COMBINED STATEMENT OF OPERATIONS
                                                   (in thousands)

                                                                               Year Ended December 31
                                                                    --------------------------------------------
                                                                         2001           2000             1999
                                                                         ----           ----             ----

Revenues:
  Minimum rents                                                     $    149,320    $   145,487      $   158,126
  Percentage rents                                                         3,189          3,772            3,921
  Expense recoveries                                                      73,594         75,691           83,557
  Other                                                                   12,306          5,729            6,405
                                                                    ------------    -----------      -----------
                                                                    $    238,409    $   230,679      $   252,009
                                                                    ------------    -----------      -----------

Operating costs:
  Recoverable expenses (Note 7)                                     $     67,330    $    63,587      $    69,367
  Other operating (Note 7)                                                20,116         17,943           18,388

  Interest expense                                                        74,895         65,266           64,152
  Depreciation and amortization                                           39,695         30,263           29,983
                                                                    ------------    -----------      -----------
                                                                    $    202,036    $   177,059      $   181,890
                                                                    ------------    -----------      -----------

Income before extraordinary items and cumulative
  effect of change in accounting principle                          $     36,373    $    53,620      $    70,119
Extraordinary items (Note 5)                                                            (19,169)            (333)
Cumulative effect of change in accounting principle (Note 2)              (3,304)
                                                                    ------------    -----------      -----------
Net income                                                          $     33,069    $    34,451      $    69,786
                                                                    ============    ===========      ===========

Net income                                                          $     33,069    $    34,451      $    69,786
Other comprehensive income (Note 2):
  Cumulative effect of change in accounting principle                     (1,558)
  Reclassification adjustment for amounts recognized
    in net income                                                            836
                                                                    ------------    -----------      -----------
Comprehensive income                                                $     32,347    $    34,451      $    69,786
                                                                    ============    ===========      ===========

Allocation of net income:
Attributable to TRG                                                 $     17,533    $    18,099      $    38,346
Attributable to Joint Venture Partners                                    15,536         16,352           31,440
                                                                    ------------    -----------      -----------
                                                                    $     33,069    $    34,451      $    69,786
                                                                    ============    ===========      ===========

                                        See notes to financial statements.

                             UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                                                LIMITED PARTNERSHIP

                    COMBINED STATEMENT OF PARTNERSHIP EQUITY (ACCUMULATED DEFICIENCY IN ASSETS)
                                                  (in thousands)

                                                                                 Joint Venture
                                                                    TRG              Partners             Total
                                                                    ---         -----------------         -----

Balance, January 1, 1999                                      $   (103,545)      $   (129,996)       $    (233,541)
Non-cash contributions (Note 3)                                     52,110             31,247               83,357
Cash contributions                                                  36,799             34,747               71,546
Cash distributions                                                 (98,459)           (28,675)            (127,134)
Net income                                                          38,346             31,440               69,786
                                                              ------------       ------------        -------------
Balance, December 31, 1999                                    $    (74,749)      $    (61,237)       $    (135,986)
Non-cash contributions (Note 3)                                        659                659                1,318
Cash contributions                                                  18,830             18,830               37,660
Cash distributions                                                 (39,512)           (33,072)             (72,584)
Transferred centers (Note 1)                                        40,103             40,103               80,206
Net income                                                          18,099             16,352               34,451
                                                              ------------       ------------        -------------
Balance, December 31, 2000                                    $    (36,570)      $    (18,365)       $     (54,935)
Non-cash contributions (Note 5)                                      3,778                                   3,778
Cash contributions                                                  55,940                 18               55,958
Cash distributions                                                 (39,417)           (33,982)             (73,399)
Other comprehensive income:
   Cumulative effect of change in accounting
      principle (Note 2)                                              (779)              (779)              (1,558)
   Reclassification adjustment for amounts
      recognized in net income (Note 2)                                418                418                  836
Net income                                                          17,533             15,536               33,069
                                                              ------------       ------------        -------------
Balance, December 31, 2001                                    $        903       $    (37,154)       $     (36,251)
                                                              ============       ============        =============

                                        See notes to financial statements.

                             UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                                                LIMITED PARTNERSHIP

                                         COMBINED STATEMENT OF CASH FLOWS
                                                   (in thousands)

                                                                                    Year Ended December 31
                                                                         ------------------------------------------
                                                                              2001           2000          1999
                                                                              ----           ----          ----

Cash Flows From Operating Activities:
    Income before extraordinary items and cumulative effect
     of change in accounting principle                                   $    36,373   $    53,620   $    70,119
    Adjustments to reconcile income before extraordinary items and cumulative effect of change in accounting principle
     to net cash provided by operating activities:
       Depreciation and amortization                                          39,695        30,263        29,983
       Provision for losses on accounts receivable                             3,803         2,644         1,822
       Gains on sales of land                                                                 (501)
       Unrealized losses on interest rate instruments                          5,914
       Other
      Increase (decrease) in cash attributable to
          changes in assets and liabilities:
          Receivables, deferred
            charges and other assets                                         (18,193)         (530)       (6,443)
          Accounts payable and other liabilities                              15,390        (2,376)       (1,952)
                                                                         -----------   -----------   -----------
Net Cash Provided By Operating Activities                                $    82,982   $    83,120   $    93,529
                                                                         -----------   -----------   -----------

Cash Flows From Investing Activities:
    Additions to properties                                              $  (258,335)  $  (231,125)  $   (79,298)
    Proceeds from sales of land                                                                640           105
                                                                         -----------   -----------   -----------
Net Cash Used In Investing Activities                                    $  (258,335)  $  (230,485)  $   (79,193)
                                                                         -----------   -----------   -----------

Cash Flows From Financing Activities:
    Debt proceeds                                                        $   208,805   $   390,721   $   201,152
    Debt payments                                                             (2,299)       (1,976)       (3,439)
    Extinguishment of debt                                                                (214,754)     (141,459)
    Debt issuance costs                                                       (2,841)       (2,704)       (8,007)
    Cash contributions from partners                                          55,958        37,660        71,546
    Cash distributions to partners                                           (73,399)      (72,584)     (127,134)
                                                                         -----------   -----------   -----------
Net Cash Provided By (Used In) Financing Activities                      $   186,224   $   136,363   $    (7,341)
                                                                         -----------   -----------   -----------

Net increase (decrease) in Cash and Cash Equivalents                     $    10,871   $   (11,002)  $     6,995

Cash and Cash Equivalents at Beginning of Year                                19,793        36,823        29,828

Effect of transferred centers in connection
   with Twelve Oaks/Lakeside transaction (Note 1)                                           (6,028)
                                                                         -----------   -----------   -----------

Cash and Cash Equivalents at End of Year                                 $    30,664   $    19,793   $    36,823
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

                             UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                                                LIMITED PARTNERSHIP
                                      NOTES TO COMBINED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

   The Taubman  Realty Group  Limited  Partnership  (TRG),  a  consolidated  subsidiary of Taubman  Centers,  Inc., engages in the ownership,  management, leasing, acquisition,  development and expansion of regional retail shopping centers and interests  therein.  TRG has engaged the Manager (The Taubman Company LLC, which is  approximately  99%
beneficially  owned by TRG) to provide most property  management and leasing  services for the shopping centers and to provide corporate,  development,  and acquisition  services.  For financial statement  reporting  purposes,  the accounts of shopping  centers that are not  controlled and that are owned through joint ventures with third parties
(Unconsolidated  Joint  Ventures)  have been combined in these  financial  statements.  Generally,  net profits and losses  of the  Unconsolidated  Joint  Ventures  are  allocated  to TRG and the  outside  partners  (Joint  Venture
Partners) in accordance with their ownership percentages.

   Dollar  amounts  presented  in tables  within  the notes to the  combined  financial  statements  are  stated in thousands.

Investments in Unconsolidated Joint Ventures

   TRG's interest in each of the Unconsolidated Joint Ventures at December 31, 2001, is as follows:

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

   In September  2001,  International  Plaza, a 1.25 million square foot center,  opened in Tampa,  Florida.  As of
December 31, 2001, TRG has a preferential  investment in International  Plaza of $19.1 million,  on which an annual preferential return of 8.25% will accrue.

   In March 2001,  Dolphin  Mall,  a 1.3 million  square foot  regional  center,  opened in Miami,  Florida.  As of
December  31,  2001,  TRG has a  preferred  investment  in  Dolphin  Mall of $29.6  million,  on  which  an  annual preferential return of 16.0% will accrue.

   In addition to the preferred  returns on its  investments  in  International  Plaza and Dolphin  Mall,  TRG will receive a return of its preferred  investments  before any  available  cash will be utilized for  distributions  to non-preferred partners.

   In August 2000,  TRG completed a  transaction  to acquire an  additional  interest in one of its  Unconsolidated
Joint  Ventures.  Under the terms of the  agreement,  TRG became  the 100% owner of Twelve  Oaks Mall and its joint venture  partner  became the 100% owner of  Lakeside,  subject to the existing  mortgage  debt ($50 million and $88 million at Twelve Oaks and Lakeside,  respectively.)  The results of the transferred  centers are included in these statements  through  the date of the  transaction.  At the date of the  transaction,  the  combined  book values of these centers' assets and liabilities were $66.6 million and $146.8 million, respectively.

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
Interest costs are  capitalized  until  construction is  substantially  complete.  All properties,  including those under  construction or development,  are reviewed for impairment on an individual  basis whenever events or changes in  circumstances  indicate that their carrying  value may not be  recoverable.  Impairment is recognized  when the sum of expected  cash flows  (undiscounted  and without  interest  charges) is less than the carrying  value of the property.  To the extent  impairment  has occurred,  the excess  carrying  value of the property over its estimated fair value is charged to income.

Cash and Cash Equivalents

   Cash  equivalents  consist  of  highly  liquid  investments  with a  maturity  of 90 days or less at the date of purchase.

Deferred Charges

   Direct  financing  costs are deferred and amortized  over the terms of the related  agreements as a component of interest  expense.  Direct costs related to leasing  activities are  capitalized  and amortized on a  straight-line basis over the lives of the related  leases.  All other  deferred  charges are amortized on a  straight-line  basis over the terms of the agreements to which they relate.

Interest Rate Hedging Agreements

   Effective  January 1, 2001, the  Unconsolidated  Joint  Ventures  adopted SFAS 133,  "Accounting  for Derivative
Instruments and Hedging  Activities" and its related  amendments and  interpretations,  which establish  accounting and  reporting  standards for  derivative  instruments  (Note 2). All  derivatives,  whether  designated in hedging relationships  or not, are recorded on the balance  sheet at fair value.  If a derivative  is  designated as a cash flow  hedge,  the  effective  portions  of  changes  in the fair  value of the  derivative  are  recorded  in other comprehensive  income (OCI) and are  recognized  in the income  statement  when the hedged item  affects  earnings.
Ineffective  portions  of changes in the fair value of a cash flow hedge are  recognized  in  earnings  as interest expense.  For  interest  rate cap  instruments  designated  as cash  flow  hedges,  changes  in the time  value are excluded from the assessment of hedge effectiveness.

   TRG formally  documents all  relationships  between  hedging  instruments  and hedged items, as well as its risk management  objectives  and  strategies  for  undertaking  various hedge  transactions.  TRG assesses,  both at the inception  of the hedge and on an ongoing  basis,  whether the  derivatives  are used in hedging  transactions  are highly effective in offsetting changes in the cash flows of the hedged items.

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

Note 2 - Change in Accounting Principle

   The  Unconsolidated  Joint  Ventures  use  derivative  instruments  to manage  exposure to  interest  rate risks inherent in variable rate debt and  refinancings.  Cap,  swap,  and treasury lock  agreements are routinely used to meet these  objectives.  The swap  agreement  on the  Dolphin  construction  facility  does not  qualify  for hedge accounting  although its use is  consistent  with overall risk  management  objectives.  As a result,  Dolphin Mall recognizes  its share of losses and income  related to this  agreement  in earnings  as the value of the  agreement changes.

   The initial  adoption of SFAS 133 on January 1, 2001  resulted in a reduction  to income of  approximately  $3.3 million as the cumulative  effect of a change in accounting  principle and a reduction to  accumulated  OCI of $1.6 million.  These amounts  represent the transition  adjustments  necessary to mark interest rate  agreements to fair value as of January 1, 2001.

   In addition to the transition  adjustments,  unrealized losses of $5.9 million were recognized as a reduction of earnings  during  the year ended  December  31,  2001,  primarily  due to the  decline  in  interest  rates and the resulting  decrease in value of interest rate agreements.  Of this amount,  approximately  $5.6 million  represents the change in value of the Dolphin swap  agreement  and the remainder  represents  the changes in time value of cap instruments.

   As of December 31,  2001,  $0.7  million of  derivative  losses are  included in  Accumulated  OCI.  This amount relates to a hedge of the Dolphin Mall  construction  facility  that will be  recognized as a reduction of earnings through its 2002 maturity date.

Note 3 - Properties

   Properties at December 31, 2001 and 2000, are summarized as follows:

                                                                            2001             2000
                                                                            ----             ----

     Land                                                         $       82,798    $      41,230
     Buildings, improvements and equipment                             1,185,044          663,864
     Construction in process                                              99,240          368,724
                                                                  --------------    -------------
                                                                  $    1,367,082    $   1,073,818
                                                                  ==============    =============

                             UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                                                LIMITED PARTNERSHIP
                                NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)

   Depreciation  expense for 2001, 2000 and 1999 was $36.5 million,  $26.2 million and $26.0 million.  Construction in process  includes  costs related to the  construction  of The Mall at Millenia as well as  expansions  and other improvements at various  centers.  Assets under capital lease of $0.1 million and $0.6 million at December 31, 2001 and 2000, respectively, are included in the table above in buildings, improvements and equipment.

   During 2000,  non-cash  investing  activities  included $1.3 million  contributed  to the  Unconsolidated  Joint
Ventures developing  International  Plaza,  Dolphin Mall, and The Mall at Millenia.  This amount primarily consists of the net book value of project costs expended prior to the creation of the joint ventures.  Additionally,  during
2001 and 2000,  non-cash additions to properties of $54.4 million and $15.5 million,  respectively,  were recorded, representing accrued construction costs of new centers and expansions.

Note 4 - Deferred Charges and Other Assets

   Deferred charges and other assets at December 31, 2001 and 2000 are summarized as follows:

                                                                            2001             2000
                                                                            ----             ----

     Leasing                                                          $   26,568       $   25,252
     Accumulated amortization                                            (11,000)         (10,040)
                                                                      ----------       ----------
                                                                      $   15,568       $   15,212
     Interest rate instruments                                                              3,351
     Deferred financing, net                                              11,101           14,161
     Other, net                                                            2,621            1,973
                                                                      ----------        ---------
                                                                      $   29,290       $   34,697
                                                                      ==========       ==========

Note 5 - Debt

Mortgage Notes Payable

   Mortgage notes payable at December 31, 2001 and 2000 consists of the following:

                                                                                                      Balance Due
Center                            2001           2000          Interest Rate      Maturity Date       on Maturity
------                            ----           ----          -------------      -------------       -----------

Arizona Mills                $   144,737    $   145,762            7.90%              10/05/10         $   130,419
Cherry Creek                     177,000        177,000            7.68%              08/11/06             171,933
Dolphin Mall                     164,648        116,900        LIBOR + 2.00%          10/06/02             164,648
Fair Oaks                        140,000        140,000            6.60%              04/01/08             140,000
International Plaza              171,555         67,493        LIBOR + 1.90%          11/10/02             171,555
The Mall at Millenia              56,545                       LIBOR + 1.95%          11/01/03              56,545
Stamford Town Center              76,000         76,000        LIBOR + 0.8%           08/10/02              76,000
Westfarms                        100,000        100,000            7.85%              07/01/02             100,000
Westfarms                         55,000         55,000       LIBOR + 1.125%          07/01/02              55,000
Woodland                          66,000         66,000            8.20%              05/15/04              66,000
                             -----------    -----------
                             $ 1,151,485    $   944,155
                             ===========    ===========

   Mortgage  debt is  collateralized  by  properties  with a net book value of $1.1  billion and $0.9 billion as of
December 31, 2001 and 2000.

   The maximum  availability on The Mall at Millenia  construction  facility is $160.4 million.  TRG has guaranteed the payment of 50% of the principal and interest.  The rate and the amount  guaranteed  may be reduced once certain performance and valuation criteria are met.  The loan provides for two one-year extension options.

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

                             UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                                                LIMITED PARTNERSHIP
                                NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)

   The maximum  availability on the International  Plaza  construction  facility is $193.5 million.  The loan has a one-year  extension  option.  TRG has guaranteed the payment 100% of the principal and interest;  however,  another investor in the venture has  indemnified  TRG to the extent of 25% of the amounts  guaranteed.  The loan  agreement provides for  reductions of the rate and the amount  guaranteed  as certain  center  performance  criteria are met.
This guarantee was reduced to 50% in February 2002.

   The Stamford  mortgage may be extended  twice to August 2004.  The Westfarms  mortgages due in 2002 are expected to be refinanced at maturity.

   Certain  debt  agreements  contain  performance  and  valuation  criteria  that  must be met for the loans to be extended at the full principal  amounts;  these  agreements  provide for partial  prepayments of debt to facilitate compliance with extension provisions.

   Scheduled principal payments on mortgage debt are as follows as of December 31, 2000:

                            2002                                 568,388
                            2003                                  57,829
                            2004                                  68,350
                            2005                                   4,019
                            2006                                 175,120
                            Thereafter                           277,779
                                                              ----------
                            Total                             $1,151,485
                                                              ==========

Note Payable to Related Party

   During 2000,  the  Unconsolidated  Joint  Venture that is  developing  Dolphin Mall  borrowed  $3.8 million from
TRG. The note payable bore  interest at 16% annually and had no stated  maturity.  In 2001,  the note was converted to equity with a preferred return of 16%.

Other Notes Payable

   Other notes payable at December 31, 2001 and 2000 consists of the following:

                                                                                 2001       2000
                                                                                 ----       ----
        Notes payable to banks, line of credit,
           interest at prime (4.75% at December 31, 2001),
           maximum borrowings available up to $5.5 million
           to fund tenant loans, allowances and buyouts
           and working capital, due various dates through 2006               $   2,656   $   2,914
                                                                             =========   =========

Interest Expense

   Interest paid on mortgages and other notes payable in 2001,  2000 and 1999, net of amounts  capitalized of $14.7 million,  $13.3  million,  and $2.5  million,  approximated  $61.0  million,  $58.8  million,  and  $59.7  million, respectively.

Extraordinary Items

   During the years ended December 31, 2000 and 1999, joint ventures  recognized  extraordinary  charges related to the  extinguishment of debt,  primarily  consisting of prepayment  premiums and the writeoff of deferred  financing costs.

                             UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                                                LIMITED PARTNERSHIP
                                NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)

Fair Value of Debt Instruments

   The estimated fair values of financial instruments at December 31, 2001 and 2000 are as follows:

                                                                         December 31
                                         ----------------------------------------------------------------------
                                                         2001                                  2000
                                         ----------------------------------------------------------------------
                                             Carrying              Fair             Carrying            Fair
                                               Value               Value              Value             Value
                                         ----------------------------------       -----------------------------
Mortgage notes payable                     $1,151,485          $1,220,018            $944,155        $1,007,650
Other notes payable                             2,656               2,656               6,692             6,692
Interest rate instruments:
  In a receivable position                                                              3,351               217
  In a payable position                         6,668               6,668                                 1,807

Note 6 - Leases and Other Commitments

   Shopping  center space is leased to tenants and certain  anchors  pursuant to lease  agreements.  Tenant  leases typically  provide for  guaranteed  minimum rent,  percentage  rent,  and other charges to cover certain  operating costs.  Future minimum rent under operating leases in effect at December 31, 2001 for operating  centers,  assuming no new or renegotiated leases or option extensions on anchor agreements, is summarized as follows:

                                 2002                  $      161,398
                                 2003                         153,625
                                 2004                         145,270
                                 2005                         133,769
                                 2006                         122,925
                                 Thereafter                   482,456

   One  Unconsolidated  Joint  Venture,  as lessee,  has a ground  lease  expiring  in 2083 with its Joint  Venture
Partner.  Rental  payments  under the lease were $2.0  million in 2001,  2000 and 1999.  TRG is entitled to receive preferential  distributions  equal to 75% of each payment.  Approximately 25% of the ground lease payments over the term of the lease,  on a  straight-line  basis,  are  recognized  as ground rent  expense,  with 75% of the current payment accounted for as a distribution to the Joint Venture Partner.

   The  Unconsolidated  Joint Venture that owns  International  Plaza is the lessee under a ground lease  agreement that expires in 2080. The lease  requires  annual  payments of  approximately  $0.1 million and additional  rentals based on the  leasable  area of the center as defined in the  agreement;  such  additional  rentals were $49,000 in
2001.

   The following is a schedule of future minimum rental payments required under operating leases:

                                 2002                     $     2,392
                                 2003                           2,783
                                 2004                           2,884
                                 2005                           2,884
                                 2006                           2,884
                                 Thereafter                   694,442

Capital Lease Obligations

   Certain Unconsolidated Joint Ventures have entered into lease agreements for property improvements with remaining  lease terms through 2002;  all of the capital lease  obligation at December 31, 2001 will be paid off in
2002.

                             UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                                                LIMITED PARTNERSHIP
                                NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)

Special Tax Assessment

   Dolphin Mall is  subject to annual special tax assessments for certain  infrastructure  improvements  related to the property.  The annual  assessments will be based on allocations of the cost of the  infrastructure  between the
properties  that  benefit.   Presently,  the  total  allocation  of  cost  to  Dolphin  Mall  is  estimated  to  be approximately  $65.3 million with  a  first annual  assessment of  approximately  $2.4 million.  A portion of these assessments is expected to be recovered from tenants.

Note 7 - Transactions with Affiliates

   Charges from the Manager under various agreements were as follows for the years ended December 31:

                                                                         2001             2000              1999
                                                                         ----             ----              ----

        Management and leasing services                               $16,770          $14,759           $16,721
        Security and maintenance services                               6,442            6,702             7,653
        Development services                                            6,458           11,298             5,935
                                                                        -----           ------             -----
                                                                      $29,670          $32,759           $30,309
                                                                      =======          =======           =======

   Certain  entities   related   to  TRG or  its   joint   venture  partners  provided  management,   leasing   and
development  services to Arizona Mills,  L.L.C., Dolphin Mall  Associates Limited  Partnership, and  Forbes Taubman
Orlando L.L.C.  Charges from these entities were $5.6 million, $4.0 million,  and  $4.2 million in 2001,  2000, and
1999, respectively.

   Westfarms  previously  loaned  $2.4  million to one of its Joint  Venture  Partners  to  purchase a portion of a deceased  Joint Venture  Partner's  interest.  The note bore interest at  approximately  7.9% and required  monthly principal  payments of $25  thousand,  plus accrued  interest.  The balance was paid off in 2001.  Interest  income related to the loan was approximately $0.1 million in 2000 and 1999.

   Another related party transaction is described in Note  5.

Note 8 - New Accounting Principle

   In October  2001,  the Financial  Accounting  Standards  Board issued  Statement  No. 144,  "Accounting  for the
Impairment  or Disposal of  Long-Lived  Assets",  which  replaced  FASB  Statement  No.  121,  "Accounting  for the
Impairment  of  Long-Lived  Assets and for  Long-Lived  Assets to Be  Disposed  Of."  Statement  144  broadens  the reporting of discontinued  operations to include  disposals of operating  components;  each of TRG's investments in an operating  center is such a component.  The  provisions of Statement 144 are effective for financial  statements issued for fiscal years  beginning  after  December 15, 2001 and  generally  are to be applied  prospectively.  The
Statement is not expected to have a material  effect on the  financial  condition or results of  operations  of the
Unconsolidated  Joint Ventures;  however,  if TRG were to dispose of a center,  the center's  results of operations would have to be separately disclosed as discontinued operations in the financial statements.

                                                                                                        Schedule II
                             UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
                                                LIMITED PARTNERSHIP
                                         Valuation and Qualifying Accounts
                               For the years ended December 31, 2001, 2000, and 1999
                                                  (in thousands)

                                                                Additions
                                                       ----------------------------
                                          Balance at    Charged to    Charged to                                    Balance
                                           beginning     costs and      other                                       at end
                                            of year      expenses      accounts     Write-offs     Transfers, net  of year
                                           ---------    ----------    ----------   ------------    --------------  --------

Year ended December 31, 2001:
  Allowance for doubtful receivables        $1,628         3,803            0          (1,850)          (225)        $3,356
                                            ======         =====         ====          ======           ====         ======

Year ended December 31, 2000:
  Allowance for doubtful receivables        $1,588         2,644            0          (1,892)          (712)(1)     $1,628
                                            ======         =====         ====          ======           ====         ======

Year ended December 31, 1999:
  Allowance for doubtful receivables        $  255         1,822            0            (489)             0         $1,588
                                            ======         =====         ====          ======           ====         ======

(1)  Subsequent to July 31, 2000, the accounts of Lakeside and Twelve Oaks Mall are no longer included in these combined financial statements.

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
                                                                              December 31, 2001
                                                                               (in thousands)

                                        Initial Cost                         Gross Amount at Which
                                         to Company           Cost           Carried at Close of Period
                                   ----------------------   Capitalized     ----------------------------      Accumulated     Total                    Date of
                                            Buildings and   Subsequent                                        Depreciation   Cost Net                 Completion of   Depreciable
                                   Land      Improvements   to Acquisition     Land       BI&E       Total        (A/D)       of A/D   Encumbrances   Construction         Life
                                   ----      ------------   --------------     ----       ----       -----    -------------  --------  ------------  ---------------  -----------

Taubman Shopping Centers:
  Arizona Mills, Tempe, AZ       $ 22,017       $163,618        $10,013      $22,017   $173,631   $195,648      $28,944    $166,704     $144,737         1997          50 Years
  Cherry Creek, Denver, CO             55         99,625         58,807           55    158,432    158,487       51,595     106,892      177,000         1990          40 Years
  Dolphin Mall, Miami, FL          35,942        261,725                      35,942    261,725    297,667        6,580     291,087      164,648         2001          50 Years
  Fair Oaks, Fairfax, VA            7,667         36,043         46,903        7,667     82,946     90,613       33,725      56,888      140,000         1980          55 Years
  International Plaza, Tampa, FL        0        252,633                           0    252,633    252,633        2,836     249,797      171,555         2001          50 Years
  Stamford Town Center,
   Stamford, CT                     1,977         43,176         18,390        1,977     61,566     63,543       31,469      32,074       76,000         1982          40 Years
  Westfarms, Farmington, CT         5,287         38,638        108,623        5,287    147,261    152,548       43,528     109,020      155,000         1974          34 Years
  Woodland, Grand Rapids, MI        2,367         19,078         28,636        3,231     46,850     50,081       21,524      28,557       66,000         1968          33 Years
Other Properties:
  Peripheral land                   6,622              0              0        6,622          0      6,622            0       6,622            0
  Construction in Process           5,318         88,033          5,889        5,318     93,922     99,240            0      99,240       56,545
                                  -------     ----------       --------      ------- ---------- ----------     --------  ----------   ----------
TOTAL                             $87,252     $1,002,569       $277,261      $88,116 $1,278,966 $1,367,082(1)  $220,201  $1,146,881   $1,151,485
                                  =======     ==========       ========      ======= ========== ==========     ========  ==========   ==========

The changes in total real estate assets for the years ended December 31, 2001, 2000, and 1999 are as follows:

                                                                                                 2001              2000           1999
                                                                                                 ----              ----           ----

                                                     Balance, beginning of year             $1,073,818       $  942,248       $ 769,665
                                                       Improvements                            299,541          239,191          79,298
                                                       Disposals                                (6,277)          (4,472)         (6,162)
                                                       Transfers In                                               1,318 (2)      99,447 (4)
                                                       Transfers Out                                           (104,467)(3)
                                                                                            ----------       -----------       --------
                                                     Balance, end of year                   $1,367,082       $1,073,818        $942,248
                                                                                            ==========       ==========        ========

The changes in accumulated  depreciation  and  amortization  for the years ended December 31, 2001,  2000, and 1999 are as follows:

                                                                                                 2001              2000           1999
                                                                                                 ----              ----           ----

                                                     Balance, beginning of year             $(189,644)       $ (217,402)      $(197,516)
                                                       Depreciation for year                  (36,515)          (26,156)        (25,958)
                                                       Disposals                                5,958             4,472           6,072
                                                       Transfers Out                                             49,442 (3)
                                                                                            ---------        ----------       ---------

                                                     Balance, end of year                   $(220,201)       $ (189,644)      $(217,402)
                                                                                            =========        ==========       =========

(1)  The unaudited aggregate cost for federal income tax purposes as of December 31, 2001 was $1.513 billion.
(2)  Includes  costs  transferred  relating  to The Mall at  Millenia,  which  became an  Unconsolidated  Joint Venture in 2000.
(3)  Subsequent  to July 31,  2000,  the  accounts of Lakeside  and Twelve Oaks Mall are no longer  included in these combined financial statements.
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

                                                     TAUBMAN CENTERS, INC.

         Date:    March 29, 2002            By:      /s/ Robert S. Taubman
                                                     ----------------------------------------------------------------------
                                                            Robert S.  Taubman,  Chairman of the Board,  President,
                                                            and Chief  Executive Officer

         Pursuant to the  requirements  of the Securities  Exchange Act of 1934,  this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                                              Title                               Date
            ---------                                              -----                               ----

/s/ Robert S. Taubman                                Chairman of the Board, President,             March 29, 2002
---------------------------                                                                        --------------
Robert S. Taubman                                  Chief Executive Officer, and Director

/s/ Lisa A. Payne                                        Executive Vice President,                 March 29, 2002
---------------------------                                                                        --------------
Lisa A. Payne                            Chief Financial and Administrative Officer, and Director

/s/ William S. Taubman                                   Executive Vice President,                 March 29, 2002
---------------------------                                                                        --------------
William S. Taubman                                             and Director

/s/ Esther R. Blum                                 Senior Vice President, Controller and           March 29, 2002
---------------------------                                                                        --------------
Esther R. Blum                                           Chief Accounting Officer

*                                                                Director                          March 29, 2002
---------------------------                                                                        --------------
Graham Allison

*                                                                Director                          March 29, 2002
---------------------------                                                                        --------------
Allan J. Bloostein

*                                                                Director                          March 29, 2002
---------------------------                                                                        --------------
Jerome A. Chazen

*                                                                Director                          March 29, 2002
---------------------------                                                                        --------------
S. Parker Gilbert

*                                                                Director                          March 29, 2002
---------------------------                                                                        --------------
Peter Karmanos, Jr.

*By:        /s/ Lisa A. Payne
            ---------------------------------------------------------
            Lisa A. Payne, as
            Attorney-in-Fact