Form 10-Q
period 2002-03-31
TAUBMAN CENTERS INC
filed 2002-05-14
CIK 890319

                                         SECURITIES AND EXCHANGE COMMISSION
                                               Washington, D.C. 20549

                                                      Form 10-Q

                                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                       OF THE SECURITIES EXCHANGE ACT OF 1934

                                        For the Quarter Ended: March 31, 2002
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
      ------------------------------------------------------------------------------------------------------------
      (Address of principal executive offices)                                                   (Zip Code)

                                               (248) 258-6800
      ------------------------------------------------------------------------------------------------------------
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

         As of May 10, 2002,  there were  outstanding  51,072,735  shares of the Company's  common stock, par value
$0.01 per share.

                                           PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

The following  consolidated  financial  statements of Taubman Centers,  Inc. (the Company) are provided pursuant to the requirements of this item.

Consolidated Balance Sheet as of March 31, 2002 and December 31, 2001.....................................  2
Consolidated Statement of Operations and Comprehensive Income for the three months ended
   March 31, 2002 and 2001................................................................................  3
Consolidated Statement of Cash Flows for the three months ended March 31, 2002 and 2001 ..............................................................................................  4
Notes to Consolidated Financial Statements................................................................  5

                                               TAUBMAN CENTERS, INC.

                                            CONSOLIDATED BALANCE SHEET
                                         (in thousands, except share data)

                                                                               March 31            December 31
                                                                               --------            -----------
                                                                                 2002                 2001
                                                                                 ----                 ----
Assets:
   Properties                                                              $   2,188,035         $   2,194,717
   Accumulated depreciation and amortization                                    (349,543)             (337,567)
                                                                           --------------        -------------
                                                                           $   1,838,492         $   1,857,150
   Investment in Unconsolidated Joint Ventures (Note 5)                          144,862               148,801
   Cash and cash equivalents                                                      20,621                27,789
   Accounts and notes receivable, less allowance
     for doubtful accounts of $7,323 and $5,345 in
     2002 and 2001                                                                33,848                35,734
   Accounts and notes receivable from related parties                             12,967                20,645
   Deferred charges and other assets                                              49,213                51,320
                                                                           -------------         -------------
                                                                           $   2,100,003         $   2,141,439
                                                                           =============         =============
Liabilities:
   Notes payable                                                           $   1,423,197         $   1,423,241
   Accounts payable and accrued liabilities                                      144,702               181,912
   Dividends and distributions payable                                            19,409                12,937
                                                                           -------------         -------------
                                                                           $   1,587,308         $   1,618,090

Commitments and Contingencies (Note 8)

Preferred Equity of TRG (Note 1)                                           $      97,275         $      97,275

Partners' Equity of TRG allocable to minority partners (Note 1)

Shareowners' Equity:
   Series A Cumulative Redeemable Preferred Stock,
      $0.01 par value, 8,000,000 shares authorized,
      $200 million liquidation preference,
      8,000,000 shares issued and outstanding at
      March 31, 2002 and December 31, 2001                                 $          80         $          80
   Series B Non-Participating Convertible Preferred Stock,
      $0.001 par and liquidation value, 40,000,000 shares
      authorized and 31,767,066 shares issued and
      outstanding at March 31, 2002 and December 31, 2001                             32                    32
   Series C Cumulative Redeemable Preferred Stock,
      $0.01 par value, 2,000,000 shares authorized, $75 million
      liquidation preference, none issued
   Series D Cumulative Redeemable Preferred Stock,
      $0.01 par value, 250,000 shares authorized, $25 million
      liquidation preference, none issued
   Common Stock, $0.01 par value, 250,000,000 shares
      authorized,  51,017,431  and  50,734,984 issued and
      outstanding at March 31, 2002 and December 31, 2001                            510                   507
   Additional paid-in capital                                                    677,363               673,043
   Accumulated other comprehensive income (Note 2)                                (2,770)               (3,119)
   Dividends in excess of net income                                            (259,795)             (244,469)
                                                                           --------------        -------------
                                                                           $     415,420         $     426,074
                                                                           -------------         -------------
                                                                           $   2,100,003         $   2,141,439
                                                                           =============         =============

                                  See notes to consolidated financial statements.

                                               TAUBMAN CENTERS, INC.

                           CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                                         (in thousands, except share data)

                                                                                Three Months Ended March 31
                                                                                ---------------------------
                                                                                2002                  2001
                                                                                ----                  ----

Income:
   Minimum rents                                                           $      46,750         $      38,513
   Percentage rents                                                                1,065                 1,037
   Expense recoveries                                                             27,775                23,134
   Revenues from management, leasing and
     development services                                                          5,128                 6,371
   Other                                                                           5,904                 5,936
                                                                           -------------         -------------
                                                                           $      86,622         $      74,991
                                                                           -------------         -------------
Operating Expenses:
   Recoverable expenses                                                    $      23,386         $      19,474
   Other operating                                                                 9,956                 6,995
   Management, leasing and development services                                    4,893                 4,341
   General and administrative                                                      4,920                 4,755
   Interest expense                                                               20,629                15,199
   Depreciation and amortization                                                  20,703                16,577
                                                                           -------------         -------------
                                                                           $      84,487         $      67,341
                                                                           -------------         -------------
Income before equity in income of Unconsolidated
   Joint Ventures, discontinued operations, cumulative effect  of
   change in accounting principle and minority and preferred interests     $       2,135         $       7,650
Equity in income before cumulative effect of change in
   accounting principle of Unconsolidated Joint Ventures (Note 5)                  6,137                 4,856
                                                                           -------------         -------------
Income before discontinued operations, cumulative effect of change
   in accounting principle, and minority and preferred interests           $       8,272         $      12,506
Discontinued operations (Note 3):
   Income from operations                                                          1,744                 1,230
   Gain on disposition of interest in center                                       2,049
Cumulative effect of change in accounting principle (Note 2)                                            (8,404)
                                                                           -------------         -------------
Income before minority and preferred interests                             $      12,065         $       5,332
Minority interest in consolidated joint ventures                                     211                   417
Minority interest in TRG:
   TRG income allocable to minority partners                                      (4,540)                 (483)
   Distributions in excess of earnings allocable to minority partners             (3,620)               (7,515)
TRG Series C and D preferred distributions (Note 1)                               (2,250)               (2,250)
                                                                           --------------        --------------
Net income (loss)                                                          $       1,866         $      (4,499)
Series A preferred dividends                                                      (4,150)               (4,150)
                                                                           --------------        -------------
Net loss allocable to common shareowners                                   $      (2,284)        $      (8,649)
                                                                           ==============        =============

Net income (loss)                                                          $       1,866         $      (4,499)
Other comprehensive income (loss) (Note 2):
   Cumulative effect of change in accounting principle                                                    (779)
   Unrealized gain (loss) on interest rate instruments                               173                (1,089)
   Reclassification adjustment for amounts recognized in net income                  176                    99
                                                                           -------------         -------------
Comprehensive income (loss)                                                $       2,215         $      (6,268)
                                                                           =============         ==============

Basic loss per common share (Note 9):
   Loss from continuing operations                                         $       (0.06)        $       (0.09)
                                                                           ==============        =============
   Net loss                                                                $       (0.04)        $       (0.17)
                                                                           ==============        =============

Diluted loss per common share (Note 9):
   Loss from continuing operations                                         $       (0.06)        $       (0.09)
                                                                           ==============        =============
   Net loss                                                                $       (0.05)        $       (0.17)
                                                                           ==============        =============

Cash dividends declared per common share                                   $        .255         $         .25
                                                                           =============         =============

Weighted average number of common shares outstanding                          50,883,089            50,402,465
                                                                           =============         =============

                                  See notes to consolidated financial statements.

                                               TAUBMAN CENTERS, INC.

                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                                  (in thousands)

                                                                                Three Months Ended March 31
                                                                               ----------------------------
                                                                                 2002                2001
                                                                                 ----                ----
Cash Flows from Operating Activities:
   Income before minority and preferred interests                          $      12,065         $       5,332
   Adjustments to reconcile income before
    minority and preferred interests to net cash
    provided by operating activities:
      Depreciation and amortization of continuing operations                      20,703                16,577
      Depreciation and amortization of discontinued operations                       467                   641
      Provision for losses on accounts receivable                                  1,239                    33
      Gains on sales of land                                                      (1,957)               (1,260)
      Gain on disposition of interest in center                                   (2,049)
      Cumulative effect of change in accounting principle                                                8,404
      Other                                                                        1,026                   596
      Increase (decrease) in cash attributable to changes
       in assets and liabilities:
        Receivables, deferred charges and other assets                             6,029                   988
        Accounts payable and other liabilities                                   (16,424)              (19,235)
                                                                           --------------        -------------
Net Cash Provided By Operating Activities                                  $      21,099         $      12,076
                                                                           -------------         -------------

Cash Flows from Investing Activities:
   Additions to properties                                                 $     (45,496)        $     (52,429)
   Proceeds from sales of land                                                     2,833                 1,743
   Investment in equity securities                                                                      (1,313)
   Proceeds from sale of center                                                   28,210
   Contributions to Unconsolidated Joint Ventures                                                      (10,483)
   Distributions from Unconsolidated Joint Ventures
     in excess of income before cumulative effect of change
     in accounting principle                                                       4,045                 5,689
                                                                           -------------         -------------
Net Cash Used in Investing Activities                                      $     (10,408)        $     (56,793)
                                                                           --------------        -------------

 Cash Flows from Financing Activities:
   Debt proceeds                                                           $      18,108         $      70,059
   Debt payments                                                                 (18,152)                 (546)
   Repurchases of common stock                                                                         (11,037)
   Distributions to minority and preferred interests                              (8,160)               (7,998)
   Issuance of stock pursuant to Continuing Offer                                  3,315                    22
   Cash dividends to common shareowners                                          (12,970)              (12,783)
                                                                           -------------         -------------
Net Cash Provided By (Used In) Financing Activities                        $     (17,859)        $      37,717
                                                                           --------------        -------------

Net Decrease in Cash and Cash Equivalents                                  $      (7,168)        $      (7,000)

Cash and Cash Equivalents at Beginning of Period                                  27,789                18,842
                                                                           -------------         -------------

Cash and Cash Equivalents at End of Period                                 $      20,621         $      11,842
                                                                           =============         =============

                                  See notes to consolidated financial statements.

                                                TAUBMAN CENTERS, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Interim Financial Statements

   Taubman  Centers,  Inc. (the Company or TCO), a real estate  investment  trust, or REIT, is the managing general partner of The Taubman  Realty  Group  Limited  Partnership  (the  Operating  Partnership  or TRG).  The  Operating
Partnership  is  an  operating  subsidiary  that  engages  in  the  ownership,  management,  leasing,  acquisition,
development,   and  expansion  of  regional  retail  shopping   centers  and  interests   therein.   The  Operating
Partnership's  portfolio as of March 31, 2002 included 19 urban and suburban  shopping centers in nine states.  Two additional centers are under construction in Florida and Virginia.

   The  consolidated  financial  statements  of the Company  include all  accounts of the  Company,  the  Operating
Partnership and its consolidated  subsidiaries,  including The Taubman Company LLC (the Manager);  all intercompany balances have been  eliminated.  Investments  in entities not  unilaterally  controlled by ownership or contractual obligation (Unconsolidated Joint Ventures) are accounted for under the equity method.

   At March 31, 2002, the Operating  Partnership's  equity included three classes of preferred equity (Series A, C, and D) and  the  net  equity  of the  partnership  unitholders.  Net  income  and  distributions  of the  Operating
Partnership are allocable first to the preferred  equity  interests,  and the remaining  amounts to the general and limited  partners  in the  Operating  Partnership  in  accordance  with their  percentage  ownership.  The Series A
Preferred  Equity is owned by the Company and is eliminated in  consolidation.  The Series C and Series D Preferred
Equity are owned by institutional  investors and have a fixed 9% coupon rate, no stated maturity,  sinking fund, or mandatory redemption requirements.

   Because the net equity of the  partnership  unitholders  is less than zero,  the interest of the  noncontrolling unitholders  is presented as a zero  balance in the balance  sheet as of March 31, 2002 and December 31, 2001.  The income  allocated to the  noncontrolling  unitholders is equal to their share of  distributions.  The net equity of the Operating  Partnership is less than zero because of accumulated  distributions  in excess of net income and not as a result of operating  losses.  Distributions to partners are usually greater than net income because net income includes non-cash charges for depreciation and amortization.

   The Company's  ownership in the Operating  Partnership at March 31, 2002  consisted of a 61.8% managing  general partnership  interest,  as well as the  Series  A  Preferred  Equity  interest.  The  Company's  average  ownership percentage  in the  Operating  Partnership  for the three months ended March 31, 2002 and 2001 was 61.7% and 61.5%, respectively.  During the three months ended March 31, 2002, the Company's  ownership in the Operating  Partnership increased to 61.8% due to  additional  interests  acquired in  connection  with the  Continuing  Offer (Note 8). At
March 31, 2002, the Operating  Partnership had 82,784,497 units of partnership interest  outstanding,  of which the
Company owned  51,017,431.  Included in the total units  outstanding  are 174,058  units issued in connection  with the 1999 acquisition of Lord Associates that currently do not receive allocations of income or distributions.

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

   Certain prior year amounts have been reclassified to conform to 2002 classifications.

Note 2 - Derivatives

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

   The initial  adoption of SFAS 133 on January 1, 2001  resulted in a reduction  to income of  approximately  $8.4 million as the  cumulative  effect of a change in  accounting  principle  and a  reduction  to Other  Comprehensive
Income  (OCI)  of $0.8  million.  These  amounts  represented  the  transition  adjustments  necessary  to mark the
Company's share of interest rate agreements to fair value as of January 1, 2001.

                                                TAUBMAN CENTERS, INC.
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

   In addition to the  transition  adjustment in first quarter 2001,  the Company  recognized in earnings its share of unrealized  gains  (losses) of $1.0 million and $(1.8)  million during the three months ended March 31, 2002 and
2001,  respectively,  due to changes in interest rates and the resulting changes in value of the Company's interest rate agreements.  Of these amounts,  approximately  $1.0 million and $(1.5) million  represent the changes in value of the Dolphin swap agreement and the remainder represents the changes in time value of cap instruments.

   As of March 31, 2002,  the Company has $2.8 million of net  derivative  losses  included in  Accumulated  OCI as follows:

      Hedged Items                                   OCI Amounts
      ------------                                   -----------
                                                   (in thousands)

      2001 Regency Square financing               $         2,688
      Dolphin construction facility                           255
      $275 million line of credit                            (173)
                                                  ---------------
                                                  $         2,770
                                                  ===============

   The realized loss on the Regency  Square  financing will be recognized as additional  interest  expense over the ten-year term of the debt.  The loss on the hedge of the Dolphin Mall  construction  facility will be recognized as a reduction of earnings  through its 2002 maturity  date.  Gains or losses on the hedge of the $275 million line of credit will be  recognized  as an adjustment  of interest  expense over the one-year  effective  period of the swap agreement,  beginning  November  2002. The Company  expects that  approximately  $0.7 million will be  reclassified from Accumulated OCI and recognized as a reduction of earnings during the next twelve months.

Note 3 - Acquisitions and Dispositions

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
The center is also subject to a ground lease that expires in 2061.  The Manager has managed the property  since its development  and will continue to do so after the  acquisition.  Although the Operating  Partnership  is purchasing its interest in Sunvalley from an unrelated  third party,  the other 50% partner in the property is an entity owned and controlled by Mr. A. Alfred Taubman, the Company's largest shareholder.

   Also in early 2002,  the Company  entered into  agreements  to sell its  interests  in LaCumbre  Plaza and Paseo
Nuevo,  subject to satisfying  closing  conditions,  for $77 million.  The centers are subject to ground leases and are  unencumbered  by debt.  The  centers  were  purchased  in 1996 for $59  million.  In March  2002,  the Company completed  the  sale of  LaCumbre  Plaza,  resulting  in a gain of $2.0  million.  The  Company's  gain on the sale differed  from the $6.1 million gain  recognized  by the Operating  Partnership  due to the Company's  $4.1 million additional  basis in  LaCumbre  Plaza.  The  results  of Paseo  Nuevo and  LaCumbre  Plaza have been  presented  as discontinued  operations in the Company's  statement of  operations.  The net book value of Paseo Nuevo as of March
31, 2002 was $37 million.

   In April 2002,  the Company  entered into an agreement to purchase an  additional  interest in Arizona Mills for approximately  $14  million in cash plus the $19  million  share of the debt that  encumbers  the  property.  After closing, the Company will have a 50% interest in the center.

   The  acquisition  of Sunvalley  Shopping  Center closed in May 2002.  The acquisition of  Arizona  Mills and the sale of Paseo Nuevo are expected to close  during the second  quarter of 2002.  The Company  expects to use the net proceeds  from the sale of the two centers to fund the  acquisitions of Sunvalley and  Arizona  Mills and  pay down borrowings  under the Company's lines of credit.

                                               TAUBMAN CENTERS, INC.
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 4 - Tax Elections

   The Company's Taxable REIT  Subsidiaries are subject to corporate level income taxes,  which are provided for in the  Company's  financial  statements.  The  Company's  deferred tax assets and  liabilities  reflect the impact of temporary  differences  between the amounts of assets and  liabilities  for  financial  reporting  purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced,  if necessary,  by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence.  The  Company's  temporary  differences  primarily  relate  to  deferred  compensation and  depreciation.
During the three months  ended March 31,  2002,  the  Company's  federal  income tax  expense  was zero as a result of a net  operating  loss  incurred by its Taxable REIT Subsidiaries.  As of March 31, 2002,  the Company had a net
deferred tax asset of $4.4 million, after a valuation allowance of $7.0 million.

Note 5 - Investments in Unconsolidated Joint Ventures

   Following are the Company's  investments in  Unconsolidated  Joint  Ventures.  The Operating  Partnership is the
managing general partner or managing member in these Unconsolidated  Joint Ventures,  except for those denoted with an (*).

                                                                                            Ownership as of
         Unconsolidated Joint Venture               Shopping Center                         March 31, 2002
        ------------------------------              ----------------                       ----------------

        Arizona Mills, L.L.C. *                     Arizona Mills                                37%  (Note 3)
        Dolphin Mall Associates                     Dolphin Mall                                 50
           Limited Partnership
        Fairfax Company of Virginia, L.L.C.         Fair Oaks                                    50
        Forbes Taubman Orlando, L.L.C. *            The Mall at Millenia                         50
                                                     (under construction)
        Rich-Taubman Associates                     Stamford Town Center                         50
        Tampa Westshore Associates                  International Plaza                          26
            Limited Partnership
        Taubman-Cherry Creek                        Cherry Creek                                 50
            Limited Partnership
        West Farms Associates                       Westfarms                                    79
        Woodland                                    Woodland                                     50

   In September  2001,  International  Plaza, a 1.3 million  square foot center,  opened in Tampa,  Florida.  As of
March 31, 2002, the Operating  Partnership has a preferred  investment in International  Plaza of $20.0 million, on which an annual preferential return of 8.25% will accrue.

   In March 2001, Dolphin Mall, a 1.3 million square foot value regional center,  opened in Miami,  Florida.  As of
March 31, 2002, the Operating  Partnership  has a preferred  investment in Dolphin Mall of $29.2 million,  on which an annual preferential return of 16.0% will accrue.

   In addition to the preferred  return on its investments in  International  Plaza and Dolphin Mall, the Operating
Partnership  will receive a return of its  preferred  investments  before any  available  cash will be utilized for distributions to non-preferred partners.

   The Company is  currently  developing  The Mall at Millenia in Orlando,  Florida.  This 1.2 million  square foot center is expected to open in October 2002.

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

                                                                               March 31            December 31
                                                                               --------            -----------
                                                                                 2002                 2001
                                                                                 ----                 ----
Assets:
  Properties                                                               $   1,442,628         $   1,367,082
  Accumulated depreciation and amortization                                     (230,597)             (220,201)
                                                                           --------------        -------------
                                                                           $   1,212,031         $   1,146,881
  Other assets                                                                    64,830                80,256
                                                                           -------------         -------------
                                                                           $   1,276,861         $   1,227,137
                                                                           =============         =============
Liabilities and partnership equity:
  Notes payable                                                            $   1,196,191         $   1,154,141
  Other liabilities                                                              124,406               109,247
  TRG's partnership equity (accumulated deficiency in assets)                     (3,813)                  903
  Unconsolidated Joint Venture Partners'
    accumulated deficiency in assets                                             (39,923)              (37,154)
                                                                           --------------        -------------
                                                                           $   1,276,861         $   1,227,137
                                                                           =============         =============

TRG's partnership equity (accumulated deficiency in
   assets) (above)                                                         $      (3,813)        $         903
TRG basis adjustments, including elimination of intercompany
   profit                                                                         24,148                22,612
TCO's additional basis                                                           124,527               125,286
                                                                           -------------         -------------
Investment in Unconsolidated Joint Ventures                                $     144,862         $     148,801
                                                                           =============         =============

                                                                                    Three Months Ended
                                                                                         March 31
                                                                           -----------------------------------
                                                                                  2002                  2001
                                                                                  ----                  ----

Revenues                                                                   $      64,685         $      54,055
                                                                           -------------         -------------
Recoverable and other operating expenses                                   $      22,401         $      18,460
Interest expense                                                                  18,182                18,590
Depreciation and amortization                                                     13,951                 9,132
                                                                           -------------         -------------
Total operating costs                                                      $      54,534         $      46,182
                                                                           -------------         -------------
Income before cumulative effect of change in accounting
   principle                                                               $      10,151         $       7,873
Cumulative effect of change in accounting principle                                                     (3,304)
                                                                           -------------         -------------
Net income                                                                 $      10,151         $       4,569
                                                                           =============         =============

Net income allocable to TRG                                                $       5,587         $       2,394
Cumulative effect of change in accounting principle
   allocable to TRG                                                                                      1,612
Realized intercompany profit                                                       1,309                 1,609
Depreciation of TCO's additional basis                                              (759)                 (759)
                                                                           --------------        -------------
Equity in income before cumulative effect of change in
   accounting principle of Unconsolidated Joint Ventures                   $       6,137         $       4,856
                                                                           =============         =============

Beneficial interest in Unconsolidated
  Joint Ventures' operations:
    Revenues less recoverable and other  operating expenses                $      24,682         $      20,052
    Interest expense                                                              (9,023)               (9,816)
    Depreciation and amortization                                                 (9,522)               (5,380)
                                                                           -------------         -------------
    Income before cumulative effect of change in accounting
      principle                                                            $       6,137         $       4,856
                                                                           =============         =============

                                                TAUBMAN CENTERS, INC.
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 6 - Beneficial Interest in Debt and Interest Expense

   In March 2002, the Company  entered into a swap agreement to fix the LIBOR rate to 4.3% on a notional  amount of
$100  million as a hedge of the  Company's  $275  million  line of credit.  This  one-year  swap begins in November
2002.  Also in March 2002,  the Company  exercised  its option to extend the  maturity of the Great Lakes  Crossing mortgage to April 2003.

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
                                          ------------------------------- ----------------------------------------------
                                                         Unconsolidated                   Unconsolidated
                                          Consolidated       Joint        Consolidated        Joint
                                          Subsidiaries      Ventures      Subsidiaries       Ventures         Total
                                          ------------- ----------------- -------------- ----------------- -------------
                                                                    (in thousands of dollars)

Debt as of:
   March 31, 2002                            1,423,197        1,196,191      1,344,283           581,602      1,925,885
   December 31, 2001                         1,423,241        1,154,141      1,345,086           562,811      1,907,897

Capital Lease Obligations:
   March 31, 2002                                  280               --            238                --            238
   December 31, 2001                               304               64            259                40            299

Capitalized Interest:
   Three months ended March 31, 2002             1,146              934          1,120               467          1,587
   Three months ended March 31, 2001             8,177            5,105          8,177             2,132         10,309

Interest Expense:
   Three months ended March 31, 2002            20,629           18,182         19,419             9,023         28,442
   Three months ended March 31, 2001            15,199           18,590         13,872             9,816         23,688

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
These deferred option units will remain in a deferred  compensation  account until Mr. Taubman's  retirement or ten years from the date of exercise.  Beginning  with the ten year  anniversary  of the date of exercise,  the deferred partnership  units will be released in ten annual  installments.  In April 2002, Mr. Taubman  exercised options for
1.5 million  units by tendering  1.1 million  mature units and deferring the receipt of 0.4 million units under the unit option  deferral  election.  As the Company  declares  distributions,  the deferred  option units will receive their proportionate share of the distributions in the form of cash payments.

   There were  options for  282,447  units  exercised  during the three  months  ended March 31, 2002 at an average exercise  price of $11.74 per unit.  During the three  months  ended March 31,  2001,  options for 1,975 units were exercised at a weighted  average price of $11.14 per unit.  There were no options  granted or cancelled  during the three months ended March 31, 2002 and 2001. As of March 31, 2002,  there were vested  options for 5.7 million units with a weighted  average exercise price of $11.39 per unit and outstanding  options  (including  unvested  options)
for a total of 5.8 million units with a weighted average exercise price of $11.37 per unit.

   Currently,  options for 5.5 million  Operating  Partnership  units may be issued under the plan,  4.3 million of which  have  been  issued.  When  the  holder  of an  option  elects  to pay the  exercise  price  by  surrendering partnership  units,  only those units issued to the holder in excess of the number of units surrendered are counted for purposes of determining the remaining number of units available for future grants under the plan.

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

                                               TAUBMAN CENTERS, INC.
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

   Based on a market value at March 31, 2002 of $15.06 per common share,  the  aggregate  value of interests in the
Operating  Partnership that may be tendered under the Cash Tender  Agreement was  approximately  $372 million.  The purchase  of these  interests  at March 31,  2002 would have  resulted  in the  Company  owning an  additional  30%
interest in the Operating Partnership.

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

   Payments  of  principal  and  interest  on the loans in the  following  table are  guaranteed  by the  Operating
Partnership  as of March 31, 2002.  All of the loan  agreements  provide for a reduction of the amounts  guaranteed as certain center performance and valuation criteria are met.

                                                      TRG's           Amount of
                                                   beneficial       loan balance      % of loan
                                                   interest in       guaranteed        balance        % of interest
                               Loan balance       loan balance         by TRG        guaranteed        guaranteed
Center                         as of 3/31/02      as of 3/31/02     as of 3/31/02      by TRG            by TRG
------                         -------------      -------------     -------------      ------            ------
                                         (in millions of dollars)
Dolphin Mall                        176.3             88.2              88.2               50%             100%
Great Lakes Crossing                150.3            127.8             150.3              100%             100%
International Plaza                 182.4             48.3              91.2               50%(1)           50%(1)
The Mall at Millenia                 75.5             37.8              37.8               50%              50%
The Mall at Wellington Green        134.0            120.6             134.0              100%             100%
The Shops at Willow Bend            193.6            193.6             193.6              100%             100%

(1)  An investor in the  International  Plaza  venture  has indemnified the Operating Partnership to the extent of approximately 25% of the amounts guaranteed.

   In addition,  the Operating  Partnership has guaranteed  obligations of  approximately  $4.1 million relating to its  investment in  MerchantWired.  In May 2002, the Company paid $3.3 million of these quaranteed obligations. The
Company   also  has   a   capital   commitment   for  approximately  $0.8  million  in  funding  for  Constellation
Real Technologies, LLC, although any additional  contributions would be restricted to a  maximum  of  $0.2  million in  2002  and $0.3 million in 2003.

                                               TAUBMAN CENTERS, INC.
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 9 - Earnings Per Share

   Basic  earnings per common share are  calculated by dividing  earnings  available to common  shareowners  by the average  number of common  shares  outstanding  during each  period.  For diluted  earnings per common  share,  the
Company's  ownership  interest in the Operating  Partnership  (and  therefore  earnings) are adjusted  assuming the exercise of all options for units of partnership interest under the Operating  Partnership's  incentive option plan having  exercise  prices less than the average market value of the units using the treasury  stock method.  Diluted earnings  per share of future  periods  will also  reflect the net units  deferred  under the unit option  deferral election  (Note 7). For the three  months  ended  March 31,  2001,  options for 1.9  million  units of  partnership interest with an average  exercise price of $12.45 per unit were excluded from the computation of diluted  earnings per unit because the exercise  prices were greater than the average market price for the period  calculated.  There were no options  excluded from the  computation  of diluted  earnings per unit for the three months ended March 31,
2002.

                                                                                    Three Months
                                                                                   Ended March 31
                                                                         ---------------------------------
                                                                                 2002            2001
                                                                                 ----            ----
                                                                         (in thousands, except share data)
Loss from continuing operations allocable to common
  shareowners (Numerator):
   Net loss allocable to common shareowners                                $      (2,284)    $     (8,649)
   Common shareowners' share of discontinued operations                             (775)            (756)
   Common shareowners' share of cumulative effect of
     change in accounting principle                                                                 4,924
                                                                           -------------     ------------
   Basic loss from continuing operations                                   $      (3,059)    $     (4,481)
   Effect of dilutive options                                                        (49)             (28)
                                                                           -------------     ------------
   Diluted loss from continuing operations                                 $      (3,108)    $     (4,509)
                                                                           =============     ============

Shares (Denominator) - basic and diluted                                      50,883,089       50,402,465
                                                                           =============     ============

Loss from continuing operations per common share -
   basic and diluted                                                       $        (.06)    $      (.09)
                                                                           =============     ===========

Per share effects of discontinued operations and cumulative
  effect of change in accounting principle:
   Discontinued operations per common share - basic                        $         .02     $       .02
                                                                           =============     ===========
   Discontinued operations per common share - diluted                      $         .01     $       .01
                                                                           =============     ===========
   Cumulative effect of change in accounting
     principle per common share - basic and diluted                                          $      (.10)
                                                                                             ===========

Note 10 - Cash Flow Disclosures and Noncash Investing and Financing Activities

   Interest on mortgage  notes and other loans paid during the three months  ended March 31, 2002 and 2001,  net of amounts  capitalized  of $1.1 million and $8.2 million,  was $18.7  million and $14.1  million,  respectively.  The following  non-cash  investing and financing  activities  occurred during the three months ended March 31, 2002 and
2001:

                                                                               Three Months ended March 31
                                                                               ---------------------------
                                                                                2002                  2001
                                                                                ----                  ----
                                                                                      (in thousands)

Non-cash additions to properties                                                                 $   10,011
Partnership units released                                                 $    1,008                   878

   Non-cash  additions to properties  primarily  represent  accrued  construction and tenant allowance costs of new centers and development projects.

Note 11 - Subsequent Event

   In May 2002, the Company  entered into a swap agreement to fix the LIBOR rate to 4.125% on a notional  amount of
$100  million as a hedge of the Willow Bend  construction  facility.  The term of the  agreement  is November  2002 through June 2004.  Other subsequent events are described in Notes 3, 7, and 8.

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

   During  2001,  the Company  opened four new shopping  centers  (Results of  Operations  - New Center  Openings).
Early in 2002, the Company  entered into  agreements to sell its interests in LaCumbre  Plaza and Paseo Nuevo;  the sale of LaCumbre  Plaza  closed in March 2002 and Paseo Nuevo is expected to close in the second  quarter  (Results of  Operations  -  Acquisition  and  Dispositions).  Additional  2002  and 2001  statistics  that  exclude  the new centers,  LaCumbre  Plaza,  and Paseo Nuevo are provided to present the  performance  of comparable  centers in the
Company's continuing operations.

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

The following table summarizes certain quarterly operating data for 2001 and the first quarter of 2002.

                                     1st            2nd             3rd            4th                           1st
                                   Quarter        Quarter         Quarter        Quarter         Total         Quarter
                                     2001           2001           2001            2001           2001          2002
                                 -----------------------------------------------------------------------------------------
                                                                       (in thousands)
Mall tenant sales                     $570,223      $605,945        $617,805     $1,003,894      $2,797,867      $645,317
Revenues                               132,903       137,964         139,640        169,330         579,837       155,071
Occupancy:
     Average                            87.0%         85.5%           84.0%          83.7%           84.9%         83.3%
     Ending                             85.1          85.6            83.0           84.0            84.0          83.3
     Average-comparable (1)             88.2          87.7            87.3           88.3            87.9          87.2
     Ending-comparable (1)              88.5          87.4            87.4           88.6            88.6          86.8
Leased space:
     All centers                        90.8          90.0            88.0           87.7            87.7          87.4
     Comparable (1)                     92.2          91.6            91.4           91.6            91.6          91.5

(1) Excludes centers that opened in 2001, LaCumbre Plaza, and Paseo Nuevo.

   Because the  seasonality  of sales  contrasts with the generally  fixed nature of minimum rents and  recoveries, mall tenant occupancy costs (the sum of minimum rents,  percentage rents and expense recoveries)  relative to sales are  considerably  higher in the first three  quarters than they are in the fourth  quarter.  The  following  table summarizes occupancy costs,  excluding utilities,  for mall tenants as a percentage of sales for 2001 and the first quarter of 2002:

                                          1st           2nd          3rd          4th                        1st
                                        Quarter       Quarter      Quarter      Quarter       Total        Quarter
                                          2001         2001         2001         2001          2001          2002
                                      --------------------------------------------------------------------------------

  Minimum rents                           11.2%         10.5%        11.2%         8.3%        10.0%         12.1%
  Percentage rents                          0.3          0.1          0.1          0.4          0.2           0.3
  Expense recoveries                       5.0           5.1          4.8          3.6          4.5           5.4
                                          ----          ----         ----         ----         ----          ----
  Mall tenant occupancy costs             16.5%         15.7%        16.1%        12.3%        14.7%         17.8%
                                          ====          ====         ====         ====         ====          ====

Current Operating Trends

   In 2001 and into 2002, the regional shopping center industry has been affected by the softening of the  national economic cycle.  Economic pressures that affect consumer confidence, job growth, energy costs, and income gains can affect  retail  sales  growth  and  impact the  Company's  ability  to  lease  vacancies  and  negotiate  rents  at advantageous  rates.  A  number  of  regional  and  national  retailers  have announced store closings or filed for bankruptcy. During the first  quarter  of  2002,  1.1%  of  the  Company's tenants sought  the  protection  of  the bankruptcy laws, compared to 2.0% in the first quarter of 2001.  The  impact  of  a  soft  economy on the Company's current results of operations can be moderated by lease cancellation income, which tends to increase in down-cycles of the economy.

   In addition to overall  economic  pressures,  the events of September  11 had a negative  impact on tenant sales subsequent  to  September.  Tenant sales per square foot in the fourth  quarter of 2001  decreased by 3.8% compared to the same  period in 2000 and first  quarter  2002  tenant  sales per  square  foot  similarly  declined  by 3.9%
compared to first quarter 2001. The negative sales trend  directly  impacts the amount of percentage  rents certain tenants  and anchors  pay.  The effects of  declines  in sales  experienced  during 2001 and 2002 on the  Company's operations  are moderated by the relatively  minor share of total rents  (approximately  three percent)  percentage rents  represent.  However,  if lower levels of sales were to continue,  the Company's  ability to lease  vacancies and negotiate rents at advantageous rates could be adversely affected.

   Occupancy  trends showed some improvement in first quarter 2002, in which  comparable  center average  occupancy declined 1% from first quarter 2001,  compared to the fourth  quarter 2001  occupancy  decline of 1.7%. The Company expects a greater  unfavorable  variance in comparable year over year average occupancy in the second quarter,  but anticipates modest improvement by the end of the year.

   The tragic events of September 11 have also had an impact on the Company's insurance  coverage.  The Company had coverage for terrorist  acts in its policies that expired in April 2002.  However,  such coverage was excluded from its standard  property  policies at the  Company's  renewal.  The Company has obtained a separate  policy  although with lower limits than the prior coverage for terrorist  acts, see "Liquidity and Capital  Resources-Covenants  and
Commitments".

   The Company's premiums, including the cost of a separate terrorist  policy,  have  increased  by  over  100% for property coverage and over 25% for liability coverage. These increases will impact the Company's annual common area maintenance rates paid by  the  Company's  tenants by about 55 cents per square foot. Total occupancy costs paid by tenants signing leases in the Company's traditional centers are on average about $70 per square foot.

Rental Rates

   Annualized  average  base rent per square foot for all  mall  tenants  at the  Company's  14 comparable  centers was $41.96 for the three months ended March 31, 2002, compared to $41.44 for the three months ended March 31, 2001.
As leases have expired in the shopping centers, the Company has generally  been able to rent the  available  space, either to the  existing  tenant or a new tenant,  at rental rates that are higher than those of the expired leases.
In periods of  increasing  sales,  rents on new leases will tend to rise as tenants' expectations of future  growth become  more  optimistic.  In  periods  of  slower  growth or  declining  sales,  such as the Company is  currently experiencing,  rents on new leases will grow more  slowly or may  decline for the opposite reason.  However, center revenues  nevertheless  increase as older leases roll over or are  terminated  early and replaced  with  new leases negotiated  at current  rental rates that are usually  higher than the average rates for existing leases.

Results of Operations

New Center Openings

   In March  2001,  Dolphin  Mall,  a 1.3 million  square foot value  regional  center,  opened in Miami,  Florida.
Dolphin  Mall is a 50% owned  Unconsolidated  Joint  Venture  and is  accounted  for under the equity  method.  The
Operating  Partnership will be entitled to a preferred return on approximately $29 million of equity  contributions as of March 2002, which were used to fund construction costs.

   Dolphin Mall is subject to annual special tax  assessments by a local community  development  district (CDD) for certain  infrastructure  improvements  on the  property.  In the first  quarter  of 2002,  the CDD  refinanced  its outstanding  bonds to extend the term from 20 years to 30 years and to reduce the interest  rate. In addition,  the first annual  assessment  begins in 2002 rather than in 2001,  resulting  in a reversal of $2.8 million  previously expensed.  The annual  assessments  will be based on  allocations  of the cost of the  infrastructure  between  the properties that benefit.  Presently,  the total allocation of cost to Dolphin Mall is estimated to be approximately
$65.3 million with a first annual  assessment of  approximately  $3.0 million.  A portion of these  assessments  is expected to be recovered from tenants.

   The Shops at Willow Bend, a wholly  owned 1.5 million  square foot  regional  center,  opened  August 3, 2001 in
Plano, Texas.

   International  Plaza,  a 1.25  million  square  foot  regional  center,  opened  September  14,  2001 in  Tampa,
Florida.  The Company has an  approximately  26%  ownership  interest in the center and  accounts  for it under the equity method.  The Operating  Partnership will be entitled to a preferred  return on approximately  $20 million of equity contributions as of March 2002, which were used to fund construction costs.

   The Mall at Wellington  Green, a 1.3 million square foot regional center,  opened October 5, 2001 in Wellington,
Florida.  The  center  is owned by a joint  venture  in  which  the  Operating  Partnership  has a 90%  controlling interest.

   The three traditional  centers showed  modest  improvement  from  2001's  fourth  quarter  annualized  return on investment of 8%.  The  performance of Dolphin Mall continued to be  adversely  affected  by  slower  than expected lease up, rental  concessions  and lower than  expected  expense  recoveries.  The Company expects some improvement in the performance of all of these centers by the end of the year.

Acquisitions and Dispositions

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
The center is also subject to a ground lease that expires in 2061.  The Manager has managed the property  since its development  and will continue to do so after the  acquisition.  Although the Operating  Partnership  is purchasing its interest in Sunvalley from an unrelated  third party,  the other 50% partner in the property is an entity owned and controlled by Mr. A. Alfred Taubman, the Company's largest shareholder.

   Also in early 2002,  the Company  entered into  agreements  to sell its  interests  in LaCumbre  Plaza and Paseo
Nuevo,  subject to satisfying  closing  conditions,  for $77 million.  The centers are subject to ground leases and are  unencumbered  by debt.  The  centers  were  purchased  in 1996 for $59  million.  In March  2002,  the Company completed the sale of LaCumbre  Plaza,  resulting in a gain of $2.0 million.  The Company's gain on the transaction differed  from the $6.1 million gain  recognized  by the Operating  Partnership  due to the Company's  $4.1 million additional basis in LaCumbre Plaza.

   In April 2002,  the Company  entered into an agreement to purchase an  additional  interest in Arizona Mills for approximately  $14  million in cash plus the $19  million  share of the debt that  encumbers  the  property.  After closing, the Company will have a 50% interest in the center.

   The  acquisition  of Sunvalley  Shopping Center closed in  May 2002.  The acquisition of  Arizona  Mills and the sale of Paseo Neuvo are expected to close  during the second  quarter of 2002.  The Company  expects to use the net proceeds from the sales of Paseo Nuevo and LaCumbre Plaza to fund the  acquisitions of Sunvalley and Arizona Mills, and pay down  borrowings  under the Company's  lines  of  credit.  The  Company  expects  that  the  Arizona  Mills transaction will be slightly  accretive and  that the  other  transactions  will  have a  neutral  effect  on Funds from  Operations  in 2002.  This is a forward-looking  statement and certain  significant  factors  could cause the
actual  effect  to  differ  materially, including  but  not  limited  to  1) the  occurrence   and  timing  of  the
transactions,  2) actual  operations  of the centers, 3) actual use of proceeds, 4) actual transaction  costs,  and
5) resolution of closing conditions.

Other Significant Debt, Equity, and Other Transactions

   In April 2001, the Operating Partnership's $10 million investment in Swerdlow was converted  into  a  loan which bore interest at 12% and matured in December 2001. This loan is currently delinquent.  All interest due through the
December maturity date was received.   Although the Operating  Partnership expects to fully recover the amount  due under this note receivable, the Company is currently in negotiations with  Swerdlow  regarding  the  repayment.  An affiliate of Swerdlow is a partner in the Dolphin Mall joint venture.

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

Investments in Technology Businesses

   The Company owns an approximately  6.8% interest in  MerchantWired,  LLC, a service company  providing  internet and network  infrastructure  to shopping  centers and  retailers.  During the three months ended March 31, 2002 and
2001,  the Company  recognized  its $1.7  million  and $0.3  million  share of  MerchantWired's  operating  losses, respectively.  As of March 31, 2002,  the Company had an investment of  approximately  $1.9 million in this venture and has  guaranteed  obligations  of  approximately  $4.1 million.  In May 2002, the Company paid $3.3  million  of these guaranteed obligations. The principal shareholder of MerchantWired  LLC is in the final stages of negotiating a sale of MerchantWired LLC to a third party for cash and contingent consideration. Completing  the sale is subject
to finalizing the  termination or  modification  of certain third party  contracts,  the  buyer   obtaining  credit
approval from its lenders,  and certain  regulatory and other  matters.   The  principal  shareholder  expects  the
transaction to close in the second quarter.  If this transaction is not completed,  MerchantWired  LLC will need to raise additional  capital from its members.  No  assurances can be made that the  Company or the other members will be  willing to make  additional contributions in an amount necessary for MerchantWired LLC to continue to fund  its operations.

   The  Company  has  a  preferred  investment  in    fashionmall.com,   Inc.,  an e-commerce   company  originally
organized to market,  promote,  advertise,  and sell fashion apparel and related  accessories and products over the internet.  In 2001,  fashionmall.com  significantly  scaled back its operations in response to decreasing  revenues and e-commerce development  opportunities,  leading its management to conclude that it should seek alternative uses of its  significant  cash  resources.  In  light of such  developments,  the  Company  has  been  negotiating  with
fashionmall.com's  management  to  return  the  Company's  preferred  investment.  There is no  assurance  that the negotiations  will achieve a resolution  and/or what their ultimate  outcome will be. The Company's  investment was
$5.5 million at March 31, 2002.

   The Company has a $0.5 million  investment in Constellation  Real  Technologies LLC  (Constellation),  a company that forms and  sponsors  real  estate  related  internet,  e-commerce,  and  telecommunications  enterprises.  The
Company has also made an additional capital commitment of $0.8  million to Constellation,  although any  additional contributions would be restricted to a maximum of $0.2 million in 2002 and $0.3 million in 2003.

Derivatives

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
These  amounts  represented  the  transition  adjustments  necessary to mark the  Company's  share of interest rate agreements to fair value as of January 1, 2001.

   In addition to the  transition  adjustment in first quarter 2001,  the Company  recognized in earnings its share of unrealized  gains  (losses) of $1.0 million and $(1.8)  million during the three months ended March 31, 2002 and
2001,  respectively,  due to changes in interest rates and the resulting changes in value of the Company's interest rate agreements.  Of these amounts,  approximately  $1.0 million and $(1.5) million  represent the changes in value of the Dolphin swap agreement and the remainder represents the changes in time value of other instruments.

   As of March 31, 2002, the Company has $2.8 million of net  derivative  losses  included in  Accumulated  OCI, as follows:

     Hedged Items                                    OCI Amounts
     ------------                                    -----------
                                                   (in thousands)

     2001 Regency Square financing               $         2,688
     Dolphin construction facility                           255
     $275 million line of credit                            (173)
                                                 ---------------
                                                 $         2,770
                                                 ===============

   The realized loss on the Regency  Square  financing will be recognized as additional  interest  expense over the ten-year term of the debt.  The loss on the hedge of the Dolphin Mall  construction  facility will be recognized as a reduction of earnings  through its 2002 maturity  date.  Gains or losses on the hedge of the $275 million line of credit will be  recognized  as an adjustment  to interest  expense over the one-year  effective  period of the swap agreement,  beginning  November  2002. The Company  expects that  approximately  $0.7 million will be  reclassified from Accumulated OCI and recognized as a reduction of earnings during the next twelve months.

Comparable Center Operations

   The  performance  of the  Company's  portfolio  can be  measured  through  comparisons  of  comparable  centers'
operations.  During the three months ended March 31, 2002,  revenues  (excluding  land sales) less operating  costs
(operating  and  recoverable   expenses)  of  those  centers  owned  and  open  for  the  entire  period  increased approximately  one percent in  comparison  to the same  centers'  results in the  comparable  period of 2001.  This growth was  primarily  due to expense  reductions.  The Company  expects that  comparable  center  operations  will generally  increase  annually  by an average  of two to three  percent.  This is a  forward-looking  statement  and certain  significant  factors could cause the actual  results to differ  materially;  refer to the General Risks of the Company in the Company's annual report on Form 10-K for the year ended December 31, 2001.

Presentation of Operating Results

   The following tables contain the combined  operating  results of the Company's  Consolidated  Businesses and the
Unconsolidated  Joint  Ventures.  Income  allocated  to the  minority  partners in the  Operating  Partnership  and preferred  interests is deducted to arrive at the results  allocable to the Company's common  shareowners.  Because the net equity of the Operating  Partnership  is less than zero, the income  allocated to the minority  partners is equal to their  share of  distributions.  The net  equity  of these  minority  partners  is less  than  zero due to accumulated  distributions  in excess of net  income  and not as a result of  operating  losses.  Distributions  to partners are usually  greater than net income because net income includes  non-cash  charges for  depreciation  and amortization.  Losses  allocable  to minority  partners in certain  consolidated  joint  ventures are added back to arrive at the net results of the Company. The Company's average ownership  percentage of the Operating  Partnership was  approximately  61.7% and 61.5% in the 2002 and 2001 periods,  respectively.  The results of LaCumbre Plaza and
Paseo Nuevo have been separately classified as discontinued operations.

              Comparison of the Three Months Ended March 31, 2002 to the Three Months Ended March 31, 2001

   The following table sets forth  operating  results for the three months ended March 31, 2002 and March 31, 2001, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

                                               Three months ended March 31, 2002              Three months ended March 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
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
                                                                            100%
------------------------------------------------------------------------------------------------------------------------------------
                                                                           (in millions of dollars)

REVENUES:
  Minimum rents                                46.8            41.5             88.2           38.5           32.8             71.3
  Percentage rents                              1.1             0.6              1.7            1.0            0.6              1.6
  Expense recoveries                           27.8            20.6             48.3           23.1           16.3             39.4
  Management, leasing and development           5.1                              5.1            6.4                             6.4
  Other                                         5.9             2.0              7.9            5.9            4.4             10.3
                                               ----            ----            -----           ----           ----            -----
Total revenues                                 86.6            64.7            151.3           75.0           54.1            129.0

OPERATING COSTS:
  Recoverable expenses                         23.4            15.5             38.9           19.5           13.8             33.3
  Other operating                              10.0             5.2             15.2            7.0            3.4             10.4
  Management, leasing and development           4.9                              4.9            4.3                             4.3
  General and administrative                    4.9                              4.9            4.8                             4.8
  Interest expense                             20.6            18.2             38.8           15.2           18.6             33.8
  Depreciation and amortization (2)            20.7            14.1             34.8           16.6            8.8             25.4
                                               ----            ----            -----           ----           ----            -----
Total operating costs                          84.5            53.0            137.5           67.3           44.6            112.0
                                               ----            ----            -----           ----           ----            -----
                                                2.1            11.7             13.8            7.7            9.4             17.1
                                                               ====             ====                           ===             ====

Equity in income of Unconsolidated Joint
  Ventures (2)                                  6.1                                             4.9
                                                ---                                             ---
Income before discontinued operations,
  cumulative effect of change in
  accounting principle, and minority
  and preferred interests                       8.3                                            12.5
Discontinued operations:
  Gain on disposition of interest in center     2.0
  EBITDA (3)                                    2.2                                             1.9
  Depreciation and amortization                (0.5)                                           (0.6)
Cumulative effect of change in
  accounting principle                                                                         (8.4)
Minority and preferred interests:
  TRG preferred distributions                  (2.3)                                           (2.3)
  Minority share of consolidated joint
    ventures                                    0.2                                             0.4
  Minority share of income of TRG              (4.5)                                           (0.5)
  Distributions in excess of minority
    share of income                            (3.6)                                           (7.5)
                                               -----                                           ----
Net income (loss)                               1.9                                            (4.5)
Series A preferred dividends                   (4.2)                                           (4.2)
                                               -----                                           ----
Net loss allocable to common
  shareowners                                  (2.3)                                           (8.6)
                                               ====                                            ====

SUPPLEMENTAL INFORMATION (3):
  EBITDA - 100%                                45.7            43.9             89.6           41.3           36.9             78.1
  EBITDA - outside partners' share             (2.1)          (19.3)           (21.4)          (1.8)         (16.8)           (18.6)
                                               ----            ----             ----           ----           ----             ----
  EBITDA contribution                          43.6            24.7             68.2           39.4           20.1             59.5
  Beneficial Interest Expense                 (19.4)           (9.0)           (28.4)         (13.9)          (9.8)           (23.7)
  Non-real estate depreciation                 (0.7)                            (0.7)          (0.7)                           (0.7)
  Preferred dividends and distributions        (6.4)                            (6.4)          (6.4)                           (6.4)
                                               ----            ----             ----           ----           ----             ----
  Funds from Operations contribution           17.0            15.7             32.7           18.5           10.2             28.7
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
(2)    Amortization  of the  Company's  additional  basis in the Operating  Partnership  was $1.9 million in both 2002 and 2001.  Of
       this amount,  $0.8 million was included in equity  in  income  of   Unconsolidated  Joint  Ventures,  while  $1.1 million was
       included in depreciation and amortization.
(3)    EBITDA  represents  earnings  before  interest  and  depreciation  and  amortization,  excluding  gains  on  dispositions  of depreciated  operating  properties.  Funds from Operations is defined and discussed in Liquidity and Capital Resources.
(4)    Amounts  in the  table  may not add due to  rounding.  Certain  reclassifications  have  been made to 2001 amounts to conform to 2002 classifications.

Consolidated Businesses

   Total  revenues  for the three  months  ended  March 31,  2002 were  $86.6  million,  an $11.6  million or 15.5%
increase over the comparable  period in 2001.  Minimum rents increased $8.3 million,  of which $8.0 million was due to the openings of The Shops at Willow Bend and The Mall at  Wellington  Green.  Minimum  rents also  increased due to  tenant  rollovers,  offsetting  decreases  in rent  caused by lower  occupancy.  Expense  recoveries  increased primarily  due to Willow  Bend and  Wellington  Green.  Management,  leasing,  and  development  revenue  decreased primarily due to the timing of leasing transactions and the completion of two short-term  contracts.  Other revenue was  consistent  with 2001,  with increases in gains on sales of peripheral  land primarily  offset by decreases in lease cancellation revenue and interest income.

   Total  operating  costs were $84.5  million,  a $17.2 million or 25.6%  increase over the  comparable  period in
2001.  Recoverable  expenses  increased  primarily due to Willow Bend and Wellington Green. Other operating expense increased  primarily due to the new centers,  an increase in the charge to operations for costs of  pre-development activities,  professional fees, and losses related to MerchantWired.  Interest expense increased primarily due to a decrease in capitalized  interest upon opening of Willow Bend and Wellington  Green,  partially offset by decreases due to changes in rates on floating rate debt. Depreciation expense increased primarily due to the new centers.

Unconsolidated Joint Ventures

   Total revenues for the three months ended March 31, 2002 were $64.7  million,  a $10.6 million or 19.6% increase from  the  comparable  period  of  2001.  Rents  and  recoveries  increased  primarily  due  to  Dolphin  Mall  and
International Plaza. Other revenue decreased primarily due to a decrease in lease cancellation revenue.

   Total  operating  costs  increased by $8.4  million to $53.0  million for the three months ended March 31, 2002.
Recoverable  expenses  increased  primarily  due to the new  centers.  Recoverable  expenses in 2002  included  the reversal  of a $2.8  million  special  assessment  tax accrued  during  2001.  Other  operating  expense  increased primarily due to the new centers,  including  greater levels of bad debt expense at Dolphin Mall,  partially offset by decreases in bad debt expense at other centers.  Interest  expense  decreased due to a decrease in the liability for the Dolphin Mall swap  agreement and changes in rates on floating rate debt,  partially  offset by decreases in capitalized  interest  upon  opening  of Dolphin  Mall and  International  Plaza.  Depreciation  expense  increased primarily due to the opening of the new centers.

   As a result of the foregoing,  income of the  Unconsolidated  Joint Ventures  increased by $2.3 million to $11.7 million.  The Company's  equity in income of the  Unconsolidated  Joint  Ventures was $6.1 million,  a $1.2 million increase from the comparable period in 2001.

Net Income

   As a result of the foregoing, the Company's income before discontinued  operations,  cumulative effect of change in accounting  principle,  and minority and preferred interests decreased $4.2 million or 33.6% to $8.3 million for the three months ended March 31, 2002.  The  discontinued  operations  of Paseo Nuevo and LaCumbre  Plaza include a
$2.0 million  gain on the  disposition  of LaCumbre  Plaza in 2002.  In 2001,  a  cumulative  effect of a change in accounting  principle of $8.4 million was recognized in connection  with the Company's  adoption of SFAS 133. After allocation of income to minority and preferred  interests,  the net loss allocable to common  shareowners  for 2002 was $(2.3) million compared to $(8.6) million in 2001.

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

   As of March 31, 2002, the Company had a consolidated  cash balance of $20.6 million.  Additionally,  the Company has a secured $275  million line of credit.  This line had $190.0  million of  borrowings  as of March 31, 2002 and expires in November 2004 with a one-year  extension  option.  The Company also has available a second  secured bank line of credit of up to $40  million.  The line had $11.5  million of  borrowings  as of March 31, 2002 and expires in June 2002.

   In March 2002,  the Company  exercised its option to extend the maturity of the Great Lakes  Crossing loan until
April 2003.

Summary of Investing Activities

   Net cash used in investing  activities  was $10.4 million in 2002  compared to $56.8 million in 2001.  Cash used in investing  activities was impacted by the timing of capital  expenditures,  with additions to properties in 2002 and 2001 for the  construction  of The Mall at  Wellington  Green  and The  Shops at  Willow  Bend as well as other development  activities and other capital items.  The Company  received net proceeds of $28.2 million from the sale of LaCumbre  Plaza in 2002.  Net proceeds  from sales of  peripheral  land were $2.8  million,  an increase of $1.1 million from 2001.  Contributions to  Unconsolidated  Joint Ventures of $10.5 million were made in 2001,  primarily representing  funding for  construction  activities at Dolphin Mall and  International  Plaza.  Distributions  from
Unconsolidated Joint Ventures in 2002 were primarily consistent with 2001.

Summary of Financing Activities

   Net cash used in financing  activities was $17.9 million in 2002,  compared to $37.7 million of cash provided by financing  activities  in  2001.  Debt  proceeds  were  primarily  offset  by debt  payments  in 2002,  while  debt proceeds,  net of repayments  and issuance  costs,  provided  $69.5  million in 2001.  Stock  repurchases  of $11.0 million were made in connection with the Company's  stock  repurchase  program in 2001.  Issuance of stock pursuant to the  Continuing  Offer  contributed  $3.3 million in 2002.  Total  dividends and  distributions  paid were $21.1 million and $20.8 million in 2002 and 2001, respectively.

Beneficial Interest in Debt

    At  March  31,  2002,  the  Operating  Partnership's  debt  and  its  beneficial  interest  in the  debt of its
Consolidated  and  Unconsolidated  Joint Ventures  totaled $1,925.9 million with an average interest rate of 5.86%, excluding  amortization  of debt issuance costs and interest rate hedging  costs.  Debt issuance costs and interest rate hedging costs are reported as interest  expense in the results of  operations.  Amortization  of debt issuance costs added 0.37% to TRG's effective  interest rate in the first quarter of 2002.  Included in beneficial  interest in debt is debt used to fund  development and expansion costs.  Beneficial  interest in assets on which interest is being  capitalized  totaled $125.1 million as of March 31, 2002.  Beneficial  interest in capitalized  interest was
$1.6  million for the three months  ended March 31,  2002.  The  following  table  presents  information  about the
Company's beneficial interest in debt as of March 31, 2002.

                                                                    Beneficial Interest in Debt
                                                      -------------------------------------------------------------
                                                        Amount     Interest     LIBOR      Frequency       LIBOR
                                                     (in millions   Rate at      Cap        of Rate         at
                                                      of dollars)   3/31/02     Rate         Resets       3/31/02
                                                      -----------   -------    ------       -------       -------
Total beneficial interest in fixed rate debt          $1,024.4       7.50% (1)

Floating rate debt hedged via interest rate caps:

     Through July 2002                                    43.4       5.16        6.50%       Monthly        1.88%
     Through August 2002                                  38.0       2.70        8.20        Monthly        1.88
     Through September 2002                              100.0(2)    4.39(1)     7.00        Monthly        1.88
     Through October 2002                                 26.5       4.34        7.10        Monthly        1.88
     Through November 2002                                40.1       3.82(1)     8.75        Monthly        1.88
     Through May 2003                                    147.0       4.13        7.15        Monthly        1.88
     Through September 2003                               63.0       4.42        7.00        Monthly        1.88
     Through September 2003                               63.0       4.36(1)     7.25        Monthly        1.88
     Other floating rate debt                            380.5       3.69(1)
                                                    ----------

Total beneficial interest in debt                     $1,925.9       5.86(1)
                                                      ========

(1)      Denotes weighted average interest rate before amortization of financing costs.
(2)      This  construction  debt at a 50% owned  unconsolidated  joint  venture is swapped at a rate of 6.14% when
         LIBOR is below 6.7%.

   As provided for by certain debt  agreements,  the Company has currently locked in an average all-in rate of 4.7%
on $125 million of floating  rate debt  through the first  quarter of 2003,  and on $494  million of floating  rate debt into the fourth  quarter of 2002.  In  addition,  the Company has locked in an average  all-in rate of 4.6% on
$140 million of floating rate debt into the second quarter of 2002.

   In March 2002, the Company  entered into a swap agreement to fix the LIBOR rate at 4.3% on a notional  amount of
$100 million as a hedge of the Company's $275 million line of credit.  This one-year swap begins in November 2002.

   In May 2002, the Company  entered into a swap agreement to fix the LIBOR rate to 4.125% on a notional  amount of
$100  million as a hedge of the Willow Bend  construction  facility.  The term of the  agreement  is November  2002 through June 2004.

Sensitivity Analysis

   The Company has exposure to interest  rate risk on its debt  obligations  and interest rate  instruments.  Based on the Operating  Partnership's  beneficial  interest in floating rate debt in effect at March 31, 2002,  excluding debt fixed under  long-term  LIBOR rate  contracts,  a one percent  increase or decrease in interest  rates on this floating rate debt would  decrease or increase cash flows by  approximately  $4.6 million and, due to the effect of capitalized  interest,  annual earnings by approximately  $4.1 million.  Based on the Company's  consolidated  debt and interest  rates in effect at March 31, 2002, a one percent  increase in interest  rates would decrease the fair value of debt by  approximately  $39.4 million,  while a one percent  decrease in interest rates would increase the fair value of debt by approximately $42.1 million.

Covenants and Commitments

   Certain loan  agreements  contain  various  restrictive  covenants,  including  minimum net worth  requirements, minimum debt service and fixed charges  coverage  ratios,  a maximum payout ratio on  distributions,  and a minimum debt yield ratio,  the latter being the most  restrictive.  The Operating  Partnership is in compliance with all of its covenants.

   The Company's secured credit facilities contain customary  covenants  requiring the maintenance of comprehensive all-risk  insurance on property  securing each facility.  As a result of exclusions in its insurance  policies upon renewal,  the Company  purchased  a  supplemental  policy for  terrorist  acts for its  portfolio  of  centers.  No assurances  can be given that the coverage under this policy will be adequate or that  mortgagees  will not require coverage for individual  centers beyond that which is  commercially  available at reasonable  rates.  The Company's inability  to obtain  such  coverage or to do so only at greatly  increased  costs may also  negatively  impact the availability and cost of future financing.

   Certain  debt  agreements  contain  performance  and  valuation  criteria  that  must be met for the loans to be extended at the full principal  amounts;  these  agreements  provide for partial  prepayments of debt to facilitate compliance with extension provisions.

   Payments  of  principal  and  interest  on the loans in the  following  table are  guaranteed  by the  Operating
Partnership  as of March 31, 2002.  All of the loan  agreements  provide for a reduction of the amounts  guaranteed as certain center performance and valuation criteria are met.

                                                      TRG's           Amount of
                                                   beneficial       loan balance      % of loan
                                                   interest in       guaranteed        balance        % of interest
                               Loan balance       loan balance         by TRG        guaranteed        guaranteed
Center                         as of 3/31/02      as of 3/31/02     as of 3/31/02      by TRG            by TRG
------                         -------------      -------------     -------------      ------            ------
                                         (in millions of dollars)
Dolphin Mall                        176.3             88.2              88.2               50%             100%
Great Lakes Crossing                150.3            127.8             150.3              100%             100%
International Plaza                 182.4             48.3              91.2               50%(1)           50%(1)
The Mall at Millenia                 75.5             37.8              37.8               50%              50%
The Mall at Wellington Green        134.0            120.6             134.0              100%             100%
The Shops at Willow Bend            193.6            193.6             193.6              100%             100%

(1)  An investor in the  International  Plaza venture has  indemnified  the Operating  Partnership  to  the  extent of approximately 25% of the amounts guaranteed.

Funds from Operations

   A principal factor that the Company  considers in determining  dividends to shareowners is Funds from Operations
(FFO),  which is  defined  as income  before  extraordinary  items,  cumulative  effect  of  change  in  accounting principle,  real  estate  depreciation  and  amortization,  and the  allocation  to the  minority  interest  in the
Operating  Partnership,  less  preferred  dividends  and  distributions.   Gains  on  dispositions  of  depreciated
operating properties are excluded from FFO.

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

Reconciliation of Income to Funds from Operations

                                                          Three Months Ended               Three Months Ended
                                                            March 31, 2002                    March 31, 2001
                                                       -----------------------           -----------------------
                                                                         (in millions of dollars)

Income before discontinued operations, cumulative
  effect of change in accounting principle, and
  minority and preferred interests (1) (2)                           8.3                           12.5
Funds from operations of discontinued operations                     2.2                            1.9
Depreciation and amortization (3)                                   20.7                           16.6
Share of Unconsolidated Joint Ventures'
   depreciation and amortization (4)                                 9.5                            5.4
Non-real estate depreciation                                        (0.7)                          (0.7)
Minority partners in consolidated joint ventures
   share of funds from operations                                   (0.9)                          (0.5)
Preferred dividends and distributions                               (6.4)                          (6.4)
                                                                    ----                           ----
Funds from Operations - TRG                                         32.7                           28.7
                                                                    ====                           ====
Funds from Operations allocable to TCO                              20.2                           17.6
                                                                    ====                           ====
(1)      Includes  gains on  peripheral  land sales of $2.0  million and $1.3  million for the three  months  ended
         March 31, 2002 and March 31, 2001, respectively.
(2)      Includes net  non-cash  straightline  adjustments  to minimum rent revenue and ground rent expense of $0.6 million and $0.1 million for the three months ended March 31, 2002 and March 31, 2001, respectively.
(3)      Includes $0.8 million and $0.6 million of mall tenant  allowance  amortization  for the three months ended
         March 31, 2002 and March 31, 2001, respectively.
(4)      Includes $0.5 million and $0.4 million of mall tenant  allowance  amortization  for the three months ended
         March 31, 2002 and March 31, 2001, respectively.
(5)      Amounts in this table may not add due to rounding.

Reconciliation of Funds from Operations to Income

                                                                  Three Months Ended            Three Months Ended
                                                                    March 31, 2002                 March 31, 2001
                                                              -----------------------         -----------------------
                                                                         (in millions of dollars)

Funds from Operations-TRG                                                32.7                         28.7

Depreciation adjustments:
   Consolidated Businesses' depreciation and amortization               (20.7)                       (16.6)
   Minority partners in consolidated joint ventures
      share of depreciation and amortization                              1.1                          0.5
   Depreciation of TCO's additional basis                                 1.9                          1.9
   Non-real estate depreciation                                           0.7                          0.7
   Share of Unconsolidated Joint Ventures' depreciation and
     amortization                                                        (9.5)                        (5.4)
Discontinued operations                                                  (2.2)                        (1.9)
                                                                         ----                         ----
Income from continuing operations allocable to TRG unitholders            4.0                          8.0
                                                                          ===                          ===

TCO's ownership share of income of TRG (1)                                2.4                          4.9
TCO basis differences-
   Depreciation of TCO's additional basis                                (1.9)                        (1.9)
                                                                         ----                         ----
Income before distributions in excess of earnings
  allocable to minority interest - TCO                                    0.5                          3.0
Distributions in excess of earnings allocable to minority
  interest                                                               (3.6)                        (7.5)
                                                                         ----                         -----
Loss from continuing operations allocable to TCO common
  shareowners                                                            (3.1)                        (4.5)
                                                                         =====                        =====

(1)      TCO's average ownership of TRG was  approximately  61.7% and 61.5% during the three months ended March 31,
         2002 and 2001.
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

   On March 5, 2002,  the Company  declared a quarterly  dividend of $0.255 per common share payable April 22, 2002 to shareowners  of record on April 1, 2002.  The Board of Directors also declared a quarterly  dividend of $0.51875 per share on the Company's 8.3% Series A Preferred  Stock for the quarterly  dividend  period ended March 31, 2002, which was paid on April 1, 2002 to shareowners of record on March 20, 2002.

   The tax status of total 2002 common  dividends  declared and to be declared,  assuming  continuation of a $0.255 per common share quarterly  dividend,  is estimated to be approximately  28% return of capital,  and  approximately
72% of  ordinary  income.  The tax  status  of total  2002  dividends  to be paid on  Series A  Preferred  Stock is estimated to be 100% ordinary income.  These are  forward-looking  statements and certain significant factors could cause the actual results to differ materially,  including:  1) the amount of dividends declared,  2) changes in the
Company's  share of  anticipated  taxable  income of the  Operating  Partnership  due to the actual  results of the
Operating  Partnership,  3) changes in the number of the Company's  outstanding shares, 4) property acquisitions or dispositions,  5) financing transactions,  including refinancing of existing debt, 6) changes in interest rates, 7)
amount and nature of development activities, and 8) changes in the tax laws or their application.

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

Capital Spending

   Capital  spending for routine  maintenance  of the shopping  centers is generally  recovered  from tenants.  The following  table  summarizes  planned  capital  spending that is not recovered  from  tenants.  The table  excludes
planned   acquisitions  of  interests  in  operating  centers  (see  "Results  of  Operations  -  Acquisitions  and
Dispositions").

                                                                          2002
                                           --------------------------------------------------------------------
                                                                                     Beneficial Interest in
                                                                Unconsolidated       Consolidated Businesses
                                             Consolidated            Joint             and Unconsolidated
                                              Businesses         Ventures (1)         Joint Ventures (1)(2)
                                           --------------------------------------------------------------------
                                                                (in millions of dollars)

Development, renovation, and expansion           49.6(3)              99.3(4)                  99.3
Mall tenant allowances                            9.5                  4.0                     11.0
Pre-construction development and other            8.0                  0.3                      8.1
                                                 ----                 ----                     ----
Total                                            67.1                103.6                    118.4
                                                 ====                 ====                     ====

(1)      Costs are net of intercompany profits.
(2)      Includes the Operating  Partnership's  share of  construction  costs for The Mall at Millenia (a 50% owned unconsolidated joint venture).
(3)      Includes costs related to Stony Point Fashion Park.
(4)      Includes costs related to The Mall at Millenia.

   The Operating  Partnership has entered into a 50%-owned joint venture to develop The Mall at Millenia  currently under  construction in Orlando,  Florida.  This project is expected to cost  approximately $200 million and open in
October 2002.  The Mall at Millenia will be anchored by  Bloomingdale's,  Macy's,  and Neiman  Marcus.  The Company
expects to achieve an 11% return of the project at  stabilization,  which is  anticipated to be in 2004. The return in 2003 is expected to be near 10%.

   Stony Point Fashion Park, a new 690,000 square foot open-air center under  construction  in Richmond,  Virginia, will be anchored by Dillard's,  Saks, and Galyan's.  The center,  scheduled to open in September  2003, is expected to cost approximately $115 million.

   The Company's  approximately  $21 million  balance of  development  pre-construction  costs as of March 31, 2002 consists  primarily  of costs  relating to a project in  Syosset,  New York.  Both Neiman  Marcus and Lord & Taylor
have made  announcements  committing to the project.  The Company is currently  involved in a lawsuit to obtain the necessary  zoning  approvals to move forward with the project.  Although the Company  expects to be  successful  in this  effort,  the  process  may  not  be  resolved  in  the  near  future.  In  addition,  if  the  litigation  is unsuccessful,  the Company would expect to recover  substantially less than its cost in this project under possible alternative uses for the site.

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

   The  Operating  Partnership  anticipates  that its  share of costs  for  development  projects  scheduled  to be completed  in 2003 will be as much as $80  million in 2003.  Estimates  of future  capital  spending  include  only projects  approved by the Company's  Board of Directors  and,  consequently,  estimates will change as new projects are approved.  Estimates regarding capital expenditures presented above are forward-looking  statements and certain significant  factors could cause the actual results to differ  materially,  including but not limited to: 1) actual results of negotiations with anchors,  tenants and contractors,  2) changes in the scope and number of projects, 3)
cost overruns,  4) timing of expenditures,  5) financing  considerations,  6) actual time to complete projects,  7)
changes in economic  climate,  8) competition  from others  attracting  tenants and customers,  and 9) increases in operating costs.

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

   Based on a market value at March 31, 2002 of $15.06 per common share,  the  aggregate  value of interests in the
Operating  Partnership that may be tendered under the Cash Tender  Agreement was  approximately  $372 million.  The purchase  of these  interests  at March 31,  2002 would have  resulted  in the  Company  owning an  additional  30%
interest in the Operating Partnership.

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

                                                      PART II

                                                 OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

               a)  Exhibits

                   12      --   Statement Re:  Computation of Taubman  Centers,  Inc. Ratio of Earnings to Combined
                                Fixed Charges and Preferred Dividends and Distributions.

                   99      --   Debt Maturity Schedules

               b)  Current Reports on Form 8-K.

                   None

                                                    SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                       TAUBMAN CENTERS, INC.

Date:        May 14, 2002                                              By:  /s/ Lisa A. Payne
                                                                            -------------------------------------
                                                                            Lisa A. Payne
                                                                            Executive Vice President,
                                                                            Chief Financial and Administrative Officer,
                                                                            and Director

                                                   EXHIBIT INDEX

             Exhibit
             Number
             ------

                12       -- Statement  Re:  Computation  of Taubman  Centers,  Inc.  Ratio of  Earnings to Combined
                            Fixed Charges and Preferred Dividends and Distributions.

                99       -- Debt Maturity Schedules