Form 10-Q
period 2002-06-30
TAUBMAN CENTERS INC
filed 2002-08-13
CIK 890319

                                         SECURITIES AND EXCHANGE COMMISSION
                                               Washington, D.C. 20549

                                                      Form 10-Q

                                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                       OF THE SECURITIES EXCHANGE ACT OF 1934

                                        For the Quarter Ended: June 30, 2002
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

         As of August 9, 2002,  there were outstanding  51,148,135  shares of the Company's common stock, par value
$0.01 per share.

                                           PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

The following  consolidated  financial  statements of Taubman Centers,  Inc. (the Company) are provided pursuant to the requirements of this item.

Consolidated Balance Sheet as of June 30, 2002 and December 31, 2001......................................  2
Consolidated Statement of Operations and Comprehensive Income for the three months ended
   June 30, 2002 and 2001.................................................................................  3
Consolidated Statement of Operations and Comprehensive Income for the six months ended

                                               TAUBMAN CENTERS, INC.

                                            CONSOLIDATED BALANCE SHEET
                                         (in thousands, except share data)

                                                                                June 30            December 31
                                                                                -------            -----------
                                                                                 2002                 2001
                                                                                 ----                 ----
Assets:
   Properties                                                              $   2,156,166         $   2,194,717
   Accumulated depreciation and amortization                                    (359,048)             (337,567)
                                                                           -------------         -------------
                                                                           $   1,797,118         $   1,857,150
   Investment in Unconsolidated Joint Ventures (Note 6)                          170,357               148,801
   Cash and cash equivalents                                                      72,658                27,789
   Accounts and notes receivable, less allowance
     for doubtful accounts of $5,729 and $5,345 in
     2002 and 2001                                                                28,709                35,734
   Accounts and notes receivable from related parties                             13,326                20,645
   Deferred charges and other assets                                              42,705                51,320
                                                                           -------------         -------------
                                                                           $   2,124,873         $   2,141,439
                                                                           =============         =============
Liabilities:
   Notes payable                                                           $   1,465,530         $   1,423,241
   Accounts payable and accrued liabilities                                      145,655               181,912
   Dividends and distributions payable                                            19,435                12,937
                                                                           -------------         -------------
                                                                           $   1,630,620         $   1,618,090

Commitments and Contingencies (Note 9)

Preferred Equity of TRG (Note 1)                                           $      97,275         $      97,275

Partners' Equity of TRG allocable to minority partners (Note 1)

Shareowners' Equity:
   Series A Cumulative Redeemable Preferred Stock,
      $0.01 par value, 8,000,000 shares authorized,
      $200 million liquidation preference,
      8,000,000 shares issued and outstanding at
      June 30, 2002 and December 31, 2001                                  $          80         $          80
   Series B Non-Participating Convertible Preferred Stock,
      $0.001 par and liquidation value, 40,000,000 shares
      authorized and 31,767,066 shares issued and
      outstanding at June 30, 2002 and December 31, 2001                              32                    32
   Series C Cumulative Redeemable Preferred Stock,
      $0.01 par value, 2,000,000 shares authorized, $75 million
      liquidation preference, none issued
   Series D Cumulative Redeemable Preferred Stock,
      $0.01 par value, 250,000 shares authorized, $25 million
      liquidation preference, none issued
   Common Stock, $0.01 par value, 250,000,000 shares
      authorized,  51,121,140  and  50,734,984 issued and
      outstanding at June 30, 2002 and December 31, 2001                             511                   507
   Additional paid-in capital                                                    678,562               673,043
   Accumulated other comprehensive income (Note 2)                                (9,102)               (3,119)
   Dividends in excess of net income                                            (273,105)             (244,469)
                                                                           -------------         -------------
                                                                           $     396,978         $     426,074
                                                                           -------------         -------------
                                                                           $   2,124,873         $   2,141,439
                                                                           =============         =============

                                  See notes to consolidated financial statements.

                                               TAUBMAN CENTERS, INC.

                           CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                                         (in thousands, except share data)

                                                                                Three Months Ended June 30
                                                                                --------------------------
                                                                                2002                  2001
                                                                                ----                  ----

Income:
   Minimum rents                                                           $      46,739         $      38,178
   Percentage rents                                                                  629                   881
   Expense recoveries                                                             29,621                25,049
   Revenues from management, leasing and
     development services                                                          5,735                 6,086
   Other                                                                           7,347                 9,571
                                                                           -------------         -------------
                                                                           $      90,071         $      79,765
                                                                           -------------         -------------
Operating Expenses:
   Recoverable expenses                                                    $      25,905         $      21,604
   Other operating                                                                 6,351                 9,105
   Charge related to technology investments (Note 5)                               8,125
   Management, leasing and development services                                    5,151                 5,089
   General and administrative                                                      5,445                 4,862
   Interest expense                                                               20,764                14,981
   Depreciation and amortization                                                  20,218                14,460
                                                                           -------------         -------------
                                                                           $      91,959         $      70,101
                                                                           -------------         -------------
Income (loss) before equity in income of Unconsolidated
   Joint Ventures, discontinued operations, and minority
   and preferred interests                                                 $      (1,888)        $       9,664
Equity in income of Unconsolidated Joint Ventures (Note 6)                         4,740                 5,215
                                                                           -------------         -------------
Income before discontinued operations and minority and
   preferred interests                                                     $       2,852         $      14,879
Discontinued operations (Note 3):
   Income from operations                                                            979                   844
   Gain on disposition of interest in center                                       9,975
                                                                           -------------         -------------
Income before minority and preferred interests                             $      13,806         $      15,723
Minority interest in consolidated joint ventures                                     435                   181
Minority interest in TRG:
   TRG income allocable to minority partners                                      (4,997)               (4,406)
   Distributions in excess of earnings allocable to minority partners             (3,148)               (3,488)
TRG Series C and D preferred distributions (Note 1)                               (2,250)               (2,250)
                                                                           -------------         -------------
Net income                                                                 $       3,846         $       5,760
Series A preferred dividends                                                      (4,150)               (4,150)
                                                                           -------------         -------------
Net income (loss) allocable to common shareowners                          $        (304)        $       1,610
                                                                           =============         =============

Net income                                                                 $       3,846         $       5,760
Other comprehensive income (loss) (Note 2):
   Unrealized gain (loss) on interest rate instruments                            (6,508)                2,683
   Reclassification adjustment for amounts recognized in net income                  176                   106
                                                                           -------------         -------------
Comprehensive income (loss)                                                $      (2,486)        $       8,549
                                                                           =============         =============

Basic income (loss) per common share (Note 10):
   Income (loss) from continuing operations                                $       (0.11)        $        0.02
                                                                           ==============        =============
   Net income (loss)                                                       $       (0.01)        $        0.03
                                                                           ==============        =============

Diluted income (loss) per common share (Note 10):
   Income (loss) from continuing operations                                $       (0.11)        $        0.02
                                                                           ==============        =============
   Net income (loss)                                                       $       (0.01)        $        0.03
                                                                           ==============        =============

Cash dividends declared per common share                                   $        .255         $         .25
                                                                           =============         =============

Weighted average number of common shares outstanding                          51,076,901            50,181,946
                                                                           =============         =============

                                  See notes to consolidated financial statements.

                                               TAUBMAN CENTERS, INC.

                           CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                                         (in thousands, except share data)

                                                                                 Six Months Ended June 30
                                                                                 ------------------------
                                                                                2002                  2001
                                                                                ----                  ----

Income:
   Minimum rents                                                           $      93,489         $      76,691
   Percentage rents                                                                1,694                 1,918
   Expense recoveries                                                             57,396                48,138
   Revenues from management, leasing and
     development services                                                         10,863                12,457
   Other                                                                          13,251                15,507
                                                                           -------------         -------------
                                                                           $     176,693         $     154,756
                                                                           -------------         -------------
Operating Expenses:
   Recoverable expenses                                                    $      49,291         $      41,078
   Other operating                                                                16,307                16,100
   Charge related to technology investments (Note 5)                               8,125
   Management, leasing and development services                                   10,044                 9,430
   General and administrative                                                     10,365                 9,617
   Interest expense                                                               41,393                30,180
   Depreciation and amortization                                                  40,921                31,037
                                                                           -------------         -------------
                                                                           $     176,446         $     137,442
                                                                           -------------         -------------
Income before equity in income of Unconsolidated
   Joint Ventures, discontinued operations, cumulative effect  of
   change in accounting principle and minority and preferred interests     $         247         $      17,314
Equity in income before cumulative effect of change in
   accounting principle of Unconsolidated Joint Ventures (Note 6)                 10,877                10,071
                                                                           -------------         -------------
Income before discontinued operations, cumulative effect of change
   in accounting principle, and minority and preferred interests           $      11,124         $      27,385
Discontinued operations (Note 3):
   Income from operations                                                          2,723                 2,074
   Gain on disposition of interests in centers                                    12,024
Cumulative effect of change in accounting principle (Note 2)                                            (8,404)
                                                                           -------------         -------------
Income before minority and preferred interests                             $      25,871         $      21,055
Minority interest in consolidated joint ventures                                     646                   598
Minority interest in TRG:
   TRG income allocable to minority partners                                      (9,537)               (4,889)
   Distributions in excess of earnings allocable to minority partners             (6,768)              (11,003)
TRG Series C and D preferred distributions (Note 1)                               (4,500)               (4,500)
                                                                           -------------         -------------
Net income                                                                 $       5,712         $       1,261
Series A preferred dividends                                                      (8,300)               (8,300)
                                                                           -------------         -------------
Net loss allocable to common shareowners                                   $      (2,588)        $      (7,039)
                                                                           =============         =============

Net income                                                                 $       5,712         $       1,261
Other comprehensive income (loss) (Note 2):
   Cumulative effect of change in accounting principle                                                    (779)
   Unrealized gain (loss) on interest rate instruments                            (6,335)                1,594
   Reclassification adjustment for amounts recognized in net income                  352                   205
                                                                           -------------         -------------
Comprehensive income (loss)                                                $        (271)        $       2,281
                                                                           =============         =============

Basic loss per common share (Note 10):
   Loss from continuing operations                                         $       (0.17)        $       (0.07)
                                                                           =============         =============
   Net loss                                                                $       (0.05)        $       (0.14)
                                                                           =============         =============

Diluted loss per common share (Note 10):
   Loss from continuing operations                                         $       (0.17)        $       (0.07)
                                                                           =============         =============
   Net loss                                                                $       (0.06)        $       (0.14)
                                                                           =============         =============

Cash dividends declared per common share                                   $         .51         $         .50
                                                                           =============         =============

Weighted average number of common shares outstanding                          50,980,530            50,291,596
                                                                           =============         =============

                                  See notes to consolidated financial statements.

                                               TAUBMAN CENTERS, INC.

                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                                  (in thousands)

                                                                                  Six Months Ended June 30
                                                                                 -------------------------
                                                                                 2002                2001
                                                                                 ----                ----
Cash Flows from Operating Activities:
   Income before minority and preferred interests                          $      25,871         $      21,055
   Adjustments to reconcile income before
    minority and preferred interests to net cash
    provided by operating activities:
      Depreciation and amortization of continuing operations                      40,921                31,037
      Depreciation and amortization of discontinued operations                       461                 1,436
      Charge related to technology investments                                     8,125
      Provision for losses on accounts receivable                                  1,768                 1,208
      Gains on sales of land                                                      (4,246)               (2,750)
      Gain on disposition of interests in centers                                (12,024)
      Cumulative effect of change in accounting principle                                                8,404
      Other                                                                        2,026                 1,380

      Increase (decrease) in cash attributable to changes
       in assets and liabilities:
        Receivables, deferred charges and other assets                             2,702                  (164)
        Accounts payable and other liabilities                                    (9,800)              (12,245)
                                                                           -------------         -------------
Net Cash Provided By Operating Activities                                  $      55,804         $      49,361
                                                                           -------------         -------------

Cash Flows from Investing Activities:
   Additions to properties                                                 $     (62,410)        $    (112,575)
   Proceeds from sales of land                                                     6,070                 3,490
   Investment in technology businesses                                            (4,090)               (2,890)
   Net proceeds from dispositions of interests in centers                         76,446
   Acquisition of interests in Unconsolidated Joint Ventures                     (45,203)
   Contributions to Unconsolidated Joint Ventures                                                      (28,679)
   Distributions from Unconsolidated Joint Ventures
     in excess of income before cumulative effect of change
     in accounting principle                                                      20,103                 8,182
                                                                           -------------         -------------
Net Cash Used in Investing Activities                                      $      (9,084)        $    (132,472)
                                                                           -------------         -------------

 Cash Flows from Financing Activities:
   Debt proceeds                                                           $      49,065         $     143,597
   Debt payments                                                                  (6,776)               (1,409)
   Debt issuance costs                                                                                  (3,210)
   Repurchases of common stock                                                                         (11,159)
   Distributions to minority and preferred interests                             (18,555)              (18,142)
   Issuance of stock pursuant to Continuing Offer                                  4,515                 8,264
   Cash dividends to Series A preferred shareowners                               (4,150)               (4,150)
   Cash dividends to common shareowners                                          (25,950)              (25,334)
                                                                           -------------         -------------
Net Cash Provided By (Used In) Financing Activities                        $      (1,851)        $      88,457
                                                                           -------------         -------------

Net Increase in Cash and Cash Equivalents                                  $      44,869         $       5,346

Cash and Cash Equivalents at Beginning of Period                                  27,789                18,842
                                                                           -------------         -------------

Cash and Cash Equivalents at End of Period                                 $      72,658         $      24,188
                                                                           =============         =============

                                  See notes to consolidated financial statements.

                                                TAUBMAN CENTERS, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Interim Financial Statements

   Taubman  Centers,  Inc. (the Company or TCO), a real estate  investment  trust, or REIT, is the managing general partner of The Taubman  Realty  Group  Limited  Partnership  (the  Operating  Partnership  or TRG).  The  Operating
Partnership  is  an  operating  subsidiary  that  engages  in  the  ownership,  management,  leasing,  acquisition,
development,   and  expansion  of  regional  retail  shopping   centers  and  interests   therein.   The  Operating
Partnership's  portfolio as of June 30, 2002 included 19 urban and suburban  shopping  centers in nine states.  Two additional centers are under construction, one in Florida and one in Virginia.

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

   At June 30, 2002, the Operating  Partnership's  equity included three classes of preferred  equity (Series A, C, and D) and  the  net  equity  of the  partnership  unitholders.  Net  income  and  distributions  of the  Operating
Partnership are allocable first to the preferred  equity  interests,  and the remaining  amounts to the general and limited  partners  in the  Operating  Partnership  in  accordance  with their  percentage  ownership.  The Series A
Preferred  Equity is owned by the Company and is eliminated in  consolidation.  The Series C and Series D Preferred
Equity are owned by institutional  investors and have a fixed 9% coupon rate, no stated maturity,  sinking fund, or mandatory redemption requirements.

   Because the net equity of the  partnership  unitholders  is less than zero,  the interest of the  noncontrolling unitholders  is  presented as a zero  balance in the balance  sheet as of June 30, 2002 and December 31, 2001.  The income  allocated to the  noncontrolling  unitholders is equal to their share of  distributions.  The net equity of the Operating  Partnership is less than zero because of accumulated  distributions  in excess of net income and not as a result of operating  losses.  Distributions to partners are usually greater than net income because net income includes non-cash charges for depreciation and amortization.

   The Company's  ownership in the Operating  Partnership at June 30, 2002  consisted of a 61.8%  managing  general partnership  interest,  as well as the  Series  A  Preferred  Equity  interest.  The  Company's  average  ownership percentage  in the  Operating  Partnership  for the three  months ended June 30, 2002 and 2001 was 61.8% and 61.4%, respectively.  During the six months ended June 30, 2002,  the  Company's  ownership in the  Operating  Partnership increased to 61.8% due to  additional  interests  acquired in  connection  with the  Continuing  Offer (Note 9). At
June 30, 2002, the Operating  Partnership had 82,888,206 units of partnership  interest  outstanding,  of which the
Company owned  51,121,140.  Included in the total units  outstanding  are 174,058  units issued in connection  with the 1999 acquisition of Lord Associates that currently do not receive allocations of income or distributions.

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

   In addition to the  transition  adjustment in first quarter 2001,  the Company  recognized in earnings its share of net  unrealized  gains  (losses) of $0.8 million and $(0.7)  million during the three months ended June 30, 2002 and 2001,  and $1.8 million and $(2.5)  million  during the six months ended June 30, 2002 and 2001,  respectively, due to changes in interest  rates and the  resulting  changes in value of the Company's  interest rate  agreements.
Of these amounts,  the changes in value of the Dolphin swap agreement  were  approximately  $1.0 million and $(0.6)
million  during the three months ended June 30, 2002 and 2001,  and $2.0 million and $(2.1)  million during the six months ended June 30, 2002 and 2001.  The remainders represent the changes in time value of other instruments.

   In June 2002, the Company entered into swap  agreements  designated to hedge the Wellington  Green  construction facility.  Under the swaps,  the LIBOR rate is swapped to a fixed rate of 2.5% from October 2002 through  September
2003,  4.35% from October  2003  through  September  2004,  and 5.25% from  October  2004  through  April 2005 on a notional amount of $100 million.

   In May 2002,  the  Company  entered  into an  agreement  to swap  LIBOR to a fixed  rate of 4.125% on a notional amount of $100 million  designated  to hedge the Willow Bend  construction  facility.  The term of the agreement is
November 2002 through June 2004.

   In March  2002,  the  Company  entered  into an  agreement  to swap  LIBOR to a fixed rate of 4.3% on a notional amount of $100 million  designated  to hedge the Company's  $275 million line of credit.  This one-year swap begins in November 2002.

   As of June 30, 2002,  the Company has $9.1  million of net  derivative  losses  included in  Accumulated  OCI as follows:

      Hedged Items                                              OCI Amounts
      ------------                                              -----------
                                                               (in thousands)

      2001 Regency Square financing                          $         2,618
      Dolphin construction facility                                      149
      $275 million line of credit                                      1,455
      The Shops at Willow Bend construction facility                   1,124
      Westfarms refinancing                                            3,756
                                                             ---------------
                                                             $         9,102
                                                             ===============

   The realized loss on the Regency  Square  financing will be recognized as additional  interest  expense over the ten-year term of the debt.  The loss on the hedge of the Dolphin Mall  construction  facility will be recognized as a reduction of earnings through its 2002 maturity date.  Gains or losses on the swap designated to hedge  the  $275 million line of credit will be  recognized  as an adjustment  to  interest  expense  over  the  one-year  effective period of the swap agreement, beginning November  2002.  Gains or losses on the  swap designated to hedge The Shops at  Willow  Bend  construction facility will be recognized as adjustments to interest  expense over the term of the swap agreement,  November 2002 through June 2004. A realized loss on the  derivative  used to hedge the refinancing of the Westfarms  loan (Note 12 - Subsequent Events) will be recognized as a reduction of earnings through its July
2012  maturity  date.  The Company expects that approximately  $3.3 million will be reclassified  from  Accumulated
OCI and recognized as a reduction of earnings during the next twelve months.

                                               TAUBMAN CENTERS, INC.
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 3 - Acquisitions and Dispositions

   In May  2002,  the  Operating  Partnership  acquired  for $88  million a 50%  general  partnership  interest  in
SunValley  Associates,  a  California  general  partnership  that owns the  Sunvalley  shopping  center  located in
Concord,  California.  The $88 million  purchase  price consists of $28 million of cash and $60 million of existing debt that  encumbers the property.  The  Company's  interest in the secured debt consists of a $55 million  primary note  bearing  interest at LIBOR plus 0.92% and a $5 million note  bearing  interest at LIBOR plus 3.0%.  The notes mature in September  2003 and have two  one-year  extension  options.  The center is also subject to a ground lease that  expires in 2061.  The Manager has managed the  property  since its  development  and will  continue to do so.
Although the Operating  Partnership  purchased its interest in Sunvalley from an unrelated  third party,  the other
50% partner in the property is an entity owned and  controlled  by Mr. A. Alfred  Taubman,  the  Company's  largest shareholder.

   Also in May 2002, the Company  purchased an additional  interest in Arizona Mills for  approximately $14 million in cash plus the $19 million share of the debt that  encumbers the property.  The Company has a 50% interest in the center as of June 30, 2002.

   In March 2002,  the Company  sold its  interest in La Cumbre  Plaza for $28  million.  In May 2002,  the Company sold its interest in Paseo Nuevo for $48 million.  The centers were subject to ground leases and were  unencumbered by debt.  The centers  were  purchased  in 1996 for a total of $59 million.  The  Company's  $2.0 million and $10.0 million  gains on the sale of La Cumbre Plaza and Paseo  Nuevo,  respectively,  differed  from the $6.1 million and
$13.4 million gains  recognized by the  Operating  Partnership  due to the Company's  $4.1 million and $3.4 million additional bases in La Cumbre Plaza and Paseo Nuevo.

   The Company  used the net proceeds  from the sales of Paseo Nuevo and La Cumbre  Plaza to fund the  acquisitions of Sunvalley and Arizona Mills, and, in July 2002, to pay down borrowings under the Company's lines of credit.

Note 4 - Tax Elections

   The Company's Taxable REIT  Subsidiaries are subject to corporate level income taxes,  which are provided for in the  Company's  financial  statements.  The  Company's  deferred tax assets and  liabilities  reflect the impact of temporary  differences  between the amounts of assets and  liabilities  for  financial  reporting  purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced,  if necessary,  by a valuation  allowance  to the amount  where  realization  is more  likely  than not assured  after  considering  all
available  evidence.   The  Company's  temporary   differences   primarily  relate  to  deferred  compensation  and
depreciation.  During the six months ended June 30, 2002,  the Company's  federal  income tax expense was zero as a result of a net operating  loss incurred by its Taxable REIT  Subsidiaries.  As of June 30, 2002, the Company had a
net deferred tax asset of $4.4 million, after a valuation allowance of $7.9 million.

                                               TAUBMAN CENTERS, INC.
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 5 - Investments in Technology Businesses

   The Company owns an approximately  6.8% interest in MerchantWired,  LLC, a service company originally created to provide internet and network  infrastructure  to shopping  centers and retailers.  During the six months ended June
30, 2002 and 2001,  the Company  recognized  its $1.8 million and $0.7 million share of  MerchantWired's  operating losses,  respectively.  In May 2002,  the Company  invested an  additional  $4.1  million to satisfy the  Company's guarantees  of  MerchantWired's  obligations  as required  under a proposed  sale of  MerchantWired.  In June 2002, since  the  anticipated  sale  failed  to  close,  MerchantWired's  board of  directors  voted to cease  operations effective  September  2002. As a result,  the Company  recorded a charge in the second quarter of 2002 to write-off its remaining $5.8 million balance of its MerchantWired investment.

   The Company has an investment in  Fashionmall.com,  Inc., an e-commerce company originally  organized to market, promote,  advertise,  and sell fashion  apparel and related  accessories  and products over the internet.  In 2001,
Fashionmall.com  significantly  scaled back its  operations  in  response to  decreasing  revenues  and  e-commerce development  opportunities,  leading  its  management  to  conclude  that it should  seek  alternative  uses of its significant  cash  resources.  In light of such  developments,  the Company  agreed to convert its preferred  stock investment into 824,084 common shares in return for a commitment from  Fashionmall's  CEO and majority  shareholder that on or before December 31, 2002,  Fashionmall will either consummate a transaction  resulting in a value to its stockholders in excess of the value  deliverable to the  stockholders  upon its  liquidation,  consummate a plan of liquidation,  or consummate  any other  transaction  that is reasonably  acceptable to the Company and the majority shareholder.  Based upon the $3.92  trading price of the stock on the day the  preferred  investment  was exchanged for common shares,  the Company  recognized a $2.3 million loss on its investment during the second quarter.  After this charge,  the Company's  investment  was $3.2 million at June 30, 2002.  The $3.92 trading price  reflected the
$3.75 per share  dividend  declared by  Fashionmall.com,  which was paid in August  2002.  The receipt of this $3.1 million  dividend has reduced the Company's  investment to $0.1 million.  In future periods,  the Company will mark this remaining investment in Fashionmall.com to market value.

                                               TAUBMAN CENTERS, INC.
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 6 - Investments in Unconsolidated Joint Ventures

   Following are the Company's  investments in  Unconsolidated  Joint  Ventures.  The Operating  Partnership is the
managing general partner or managing member in these Unconsolidated  Joint Ventures,  except for those denoted with an (*).

                                                                                            Ownership as of
         Unconsolidated Joint Venture               Shopping Center                          June 30, 2002
        ------------------------------              ----------------                        ---------------

        Arizona Mills, L.L.C. *                     Arizona Mills                                50%
        Dolphin Mall Associates                     Dolphin Mall                                 50
           Limited Partnership
        Fairfax Company of Virginia, L.L.C.         Fair Oaks                                    50
        Forbes Taubman Orlando, L.L.C. *            The Mall at Millenia                         50
                                                     (under construction)
        Rich-Taubman Associates                     Stamford Town Center                         50
        SunValley Associates                        Sunvalley                                    50
        Tampa Westshore Associates                  International Plaza                          26
            Limited Partnership
        Taubman-Cherry Creek                        Cherry Creek                                 50
            Limited Partnership
        West Farms Associates                       Westfarms                                    79
        Woodland                                    Woodland                                     50

   In September  2001,  International  Plaza, a 1.3 million  square foot center,  opened in Tampa,  Florida.  As of
June 30, 2002, the Operating  Partnership  has a preferred  investment in  International  Plaza of $18 million,  on which an annual  preferential  return of 8.25% will accrue.  In addition to the preferred return on its investment, the Operating  Partnership  will receive a return of its  preferred  investment  before any available  cash will be utilized for distributions to non-preferred partners.

   In March 2001,  Dolphin Mall, a 1.3 million  square foot value regional  center,  opened in Miami,  Florida.  As of June 30, 2002, the Operating  Partnership  has a preferred  investment in Dolphin Mall of $26 million. The joint venture  partner  in  Dolphin  Mall has  exercised  the  buy/sell  provision  in  the  joint  venture's partnership agreement.  The Company  responded to the offer  indicating its  intent to  be  a purchaser rather than  a  seller, although the transaction  has significant  contingencies,  including  reaching  agreement with the  banking  group.
Assuming this  transaction  occurs as anticipated  during the third quarter of 2002, it would result in the Company
acquiring  the  additional  interest  in  Dolphin  for   approximately   the joint  venture  partner's share of the
partnership debt and other  obligations.  The Company expects that its total  investment  in Dolphin Mall,  at that point, will be approximately $268 million.

   The Company is  currently  developing  The Mall at Millenia in Orlando,  Florida.  This 1.2 million  square foot center will open in October 2002.

   In May 2002,  the Company  acquired an additional  13% interest in Arizona Mills and a 50% interest in Sunvalley
(Note 3).

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

                                               TAUBMAN CENTERS, INC.
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

   Combined  balance  sheet and  results  of  operations  information  are  presented  in the  following  table (in thousands) for all Unconsolidated Joint Ventures,  followed by the Operating  Partnership's  beneficial interest in the combined  information.  TRG's basis adjustments as of June 30, 2002 include $73 million and $11 million related to the  acquisitions  of  interests  in  Sunvalley  and Arizona  Mills  (Note 3),  respectively,  representing  the differences  between  the  acquisition  prices  and the book  values of the  ownership  interests  acquired.  These amounts will be  depreciated  over the remaining  useful lives of the  underlying  assets.  Beneficial  interest is calculated based on the Operating Partnership's ownership interest in each of the Unconsolidated Joint Ventures.

                                                                                June 30            December 31
                                                                                -------            -----------
                                                                                 2002                 2001
                                                                                 ----                 ----
Assets:
   Properties                                                              $   1,528,235         $   1,367,082
   Accumulated depreciation and amortization                                    (279,064)             (220,201)
                                                                           -------------         -------------
                                                                           $   1,249,171         $   1,146,881
   Cash and cash equivalents                                                      28,946                30,664
   Accounts and notes receivable                                                  15,927                20,302
   Deferred charges and other assets                                              29,505                29,290
                                                                           -------------         -------------
                                                                           $   1,323,549         $   1,227,137
                                                                           =============         =============
Liabilities and partnership equity:
   Notes payable                                                           $   1,345,251         $   1,154,141
   Other liabilities                                                             133,872               109,247
   TRG's partnership equity (accumulated deficiency in assets)                   (60,749)                  903
   Unconsolidated Joint Venture Partners'
     accumulated deficiency in assets                                            (94,825)              (37,154)
                                                                           -------------         -------------
                                                                           $   1,323,549         $   1,227,137
                                                                           =============         =============

TRG's partnership equity (accumulated deficiency in
   assets) (above)                                                         $     (60,749)        $         903
TRG basis adjustments, including elimination of intercompany
   profit                                                                        107,339                22,612
TCO's additional basis                                                           123,767               125,286
                                                                           -------------         -------------
Investment in Unconsolidated Joint Ventures                                $     170,357         $     148,801
                                                                           =============         =============

                                                         Three Months Ended                Six Months Ended
                                                               June 30                          June 30
                                                      --------------------------         ------------------------
                                                         2002            2001               2002           2001
                                                         ----            ----               ----           ----

Revenues                                             $    69,202      $    54,375       $   133,887     $   108,430
                                                     -----------      -----------       -----------     -----------
Recoverable and other operating expenses             $    27,754      $    19,946       $    50,155     $    38,406
Interest expense                                          19,550           17,570            37,732          36,160
Depreciation and amortization                             12,990            8,595            26,941          17,727
                                                     -----------      -----------       -----------     -----------
Total operating costs                                $    60,294      $    46,111       $   114,828     $    92,293
                                                     -----------      -----------       -----------     -----------
Income before cumulative effect of change
   in accounting principle                           $     8,908      $     8,264       $    19,059     $    16,137
Cumulative effect of change in accounting
   principle                                                                                                  3,304
                                                     -----------      -----------       -----------     -----------
Net income                                           $     8,908      $     8,264       $    19,059     $    12,833
                                                     ===========      ===========       ===========     ===========

Net income allocable to TRG                          $     5,049      $     4,496       $    10,636     $     6,890
Cumulative effect of change in accounting
   principle allocable to TRG                                                                                 1,612
Realized intercompany profit                                 450            1,478             1,759           3,087
Depreciation of TCO's additional basis                      (759)            (759)           (1,518)         (1,518)
                                                     -----------      -----------       -----------     -----------
Equity in income before cumulative effect of
   change in accounting principle of
   Unconsolidated Joint Ventures                     $     4,740      $     5,215       $    10,877     $    10,071
                                                     ===========      ===========       ===========     ===========

Beneficial interest in Unconsolidated
  Joint Ventures' operations:
    Revenues less recoverable and other
      operating expenses                             $    22,193      $    19,653       $    46,875     $    39,705
    Interest expense                                      (9,771)          (9,243)          (18,794)        (19,059)
    Depreciation and amortization                         (7,682)          (5,195)          (17,204)        (10,575)
                                                     -----------      -----------       -----------     -----------
    Income before cumulative effect of change
      in accounting principle                        $     4,740      $     5,215       $    10,877     $    10,071
                                                     ===========      ===========       ===========     ===========

                                                TAUBMAN CENTERS, INC.
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 7 - Beneficial Interest in Debt and Interest Expense

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
                                     ------------------------------- ----------------------------------------------
                                                    Unconsolidated                   Unconsolidated
                                     Consolidated       Joint        Consolidated        Joint
                                     Subsidiaries      Ventures      Subsidiaries       Ventures         Total
                                     ------------- ----------------- -------------- ----------------- -------------
                                                               (in thousands of dollars)

Debt as of:
   June 30, 2002                        1,465,530        1,345,251      1,386,439           673,969      2,060,408
   December 31, 2001                    1,423,241        1,154,141      1,345,086           562,811      1,907,897

Capital Lease Obligations:
   June 30, 2002                              256               --            218                --            218
   December 31, 2001                          304               64            259                40            299

Capitalized Interest:
   Six months ended June 30, 2002           2,571            2,033          2,516             1,017          3,533
   Six months ended June 30, 2001          16,396            9,662         16,300             3,940         20,240

Interest Expense:
   Six months ended June 30, 2002          41,393           37,732         38,916            18,794         57,710
   Six months ended June 30, 2001          30,180           36,160         27,597            19,059         46,656

Note 8 - Incentive Option Plan

   The  Operating  Partnership  has an  incentive  option plan for  employees  of the  Manager.  Incentive  options generally  become  exercisable  to the extent of  one-third  of the units on each of the third,  fourth,  and fifth anniversaries of the date of grant.  Options expire ten years from the date of grant.  The Operating  Partnership's units issued in  connection  with the incentive  option plan are  exchangeable  for shares of the Company's  common stock under the  Continuing  Offer (Note 9). In December  2001,  the Company  amended the plan to allow vested unit options to be  exercised by  tendering  mature  units with a market  value equal to the exercise  price of the unit options.

   In December 2001, the Company's chief  executive  officer  executed a unit option deferral  election with regard to  options  for  approximately  three  million  units at an  exercise  price of  $11.14  per unit due to expire in
November  2002.  This election will allow him to defer the receipt of the net units he would receive upon exercise.
These deferred option units will remain in a deferred  compensation  account until Mr. Taubman's  retirement or ten years from the date of exercise.  Beginning  with the ten year  anniversary  of the date of exercise,  the deferred partnership  units will be released in ten annual  installments.  In April 2002, Mr. Taubman  exercised options for
1.5 million  units by tendering  1.1 million  mature units and deferring the receipt of 0.4 million units under the unit option  deferral  election.  As the Company  declares  distributions,  the deferred option units receive their proportionate share of the distributions in the form of cash payments.

   Excluding the options  exercised by Mr. Taubman,  there were options for 386,156 units exercised  during the six months ended June 30, 2002 at an average  exercise  price of $11.69 per unit.  During the six months ended June 30,
2001,  options for 744,454  units were  exercised  at a weighted  average  price of $11.10 per unit.  There were no options  granted or cancelled  during the six months ended June 30, 2002 and 2001. As of June 30, 2002,  there were vested  options for 4.1 million units with a weighted  average  exercise  price of $11.48 per unit and  outstanding options  (including  unvested  options) for a total of 4.2 million units with a weighted  average exercise price of
$11.44 per unit.

                                                TAUBMAN CENTERS, INC.
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

   Currently,  options for 5.4 million  Operating  Partnership  units may be issued under the plan,  4.2 million of which  have  been  issued.  When  the  holder  of an  option  elects  to pay the  exercise  price  by  surrendering partnership  units,  only those units issued to the holder in excess of the number of units surrendered are counted for purposes of determining the remaining number of units available for future grants under the plan.

   For any future option  grants,  the Company  intends to recognize  compensation  expense based on the fair value method of FAS 123, "Accounting for Stock-Based Compensation".

Note 9 - Commitments and Contingencies

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

   Based on a market value at June 30, 2002 of $15.25 per common  share,  the  aggregate  value of interests in the
Operating  Partnership that may be tendered under the Cash Tender  Agreement was  approximately  $376 million.  The purchase of these  interests at June 30, 2002 would have resulted in the Company  owning an additional 30% interest in the Operating Partnership.

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

   In April  2001,  the  Operating  Partnership's  $10 million  investment  in Swerdlow  Real  Estate  Group,  Inc.
(Swerdlow)  was  converted  into a loan which bore  interest  at 12% and  matured in  December  2001.  This loan is currently  delinquent.  All interest due through the December  maturity date was received.  The Company has filed a lawsuit  seeking  to  recover  the  principal  amount  and  all  accrued  and  unpaid  interest  under the note due
from   Swerdlow.  Swerdlow  has  filed  its  answer  which  seeks a  recision  of  the  note  and   the  return  of
all amounts paid under or in connection  with the note, which total approximately $2.5 million paid to the  Company through December 31, 2001.  In the event the note was  rescinded, the Company's  original  investment  in  Swerdlow would be restored.  While the Company  believes that it will  ultimately  prevail in collecting all amounts due and owing under the note, the lawsuit is in its  preliminary  stages and no  predictions  can be made as to the outcome of the lawsuit.

   In  addition,  the  Company is  currently  involved  in certain  litigation  arising in the  ordinary  course of business.  Management  believes  that this  litigation  will not have a material  adverse  effect on the  Company's financial statements.

   Payments  of  principal  and  interest  on the loans in the  following  table are  guaranteed  by the  Operating
Partnership as of June 30, 2002. All of the loan  agreements  provide for a reduction of the amounts  guaranteed as certain center performance and valuation criteria are met.

                                                TAUBMAN CENTERS, INC.
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                                      TRG's           Amount of
                                                   beneficial       loan balance      % of loan
                                                   interest in       guaranteed        balance        % of interest
                               Loan balance       loan balance         by TRG        guaranteed        guaranteed
Center                         as of 6/30/02      as of 6/30/02     as of 6/30/02      by TRG            by TRG
------                         -------------      -------------     -------------      ------            ------
                                         (in millions of dollars)
Dolphin Mall                        183.0             91.5              91.5               50%             100%
Great Lakes Crossing                149.7            127.2             149.7              100%             100%
International Plaza                 187.1             49.6              93.6               50% (1)          50% (1)
The Mall at Millenia                 92.1             46.1              23.0               25%              25%
The Mall at Wellington Green        137.7            123.9             137.7              100%             100%
The Shops at Willow Bend            197.8            197.8             197.8              100%             100%

(1)      An investor in the International Plaza venture has indemnified the Operating Partnership to the  extent of
         25% of the amounts guaranteed.

   The Company  currently  anticipates  that a partial  prepayment  of  principal  will be  necessary to extend the
October 2002 maturity date on the Dolphin Mall construction loan.

   The Company has a $0.5 million  investment in Constellation  Real  Technologies LLC  (Constellation),  a company that forms and  sponsors  real  estate  related  internet,  e-commerce,  and  telecommunications  enterprises.  The
Company   has  a  capital  commitment  for approximately  $0.8  million  in funding   for   Constellation  although
any additional  contributions would be restricted to a maximum of $0.2 million in 2002 and $0.3 million in 2003.

Note 10 - Earnings Per Share

   Basic  earnings per common share are  calculated by dividing  earnings  available to common  shareowners  by the average  number of common  shares  outstanding  during each  period.  For diluted  earnings per common  share,  the
Company's  ownership  interest in the Operating  Partnership  (and  therefore  earnings) are adjusted  assuming the exercise of all options for units of partnership interest under the Operating  Partnership's  incentive option plan having  exercise  prices less than the average market value of the units using the treasury  stock method.  Diluted earnings per share of future periods also reflect the net units deferred  under the unit option  deferral  election
(Note 8). For the three and six months  ended June 30,  2001,  options for 0.3  million  and 1.1  million  units of partnership  interest  with  average  exercise  prices of $13.56 per unit and $13.00 per unit,  respectively,  were excluded  from the  computations  of diluted  earnings per unit  because the exercise  prices were greater than the average market prices for the periods  calculated.  There were no options  excluded from the computation of diluted earnings per unit for the three or six months ended June 30, 2002.

                                                                 Three Months                    Six Months
                                                                 Ended June 30                  Ended June 30
                                                          ---------------------------   ---------------------------
                                                              2002             2001          2002          2001
                                                              ----             ----          ----          ----
                                                                       (in thousands, except share data)
Income (loss) from continuing operations allocable to
  common shareowners (Numerator):
   Net income (loss) allocable to common shareowners      $      (304)   $     1,610    $    (2,588)   $     (7,039)
   Common shareowners' share of discontinued operations        (5,477)          (518)        (6,252)         (1,274)
   Common shareowners' share of cumulative effect
      of change in accounting principle                                                                       4,924
                                                          -----------    -----------     ----------    ------------
   Basic income (loss) from continuing operations         $    (5,781)   $     1,092     $   (8,840)   $     (3,389)
   Effect of dilutive options                                                    (86)           (42)           (114)
                                                          -----------    -----------     ----------    ------------
   Diluted income (loss) from continuing operations       $    (5,781)   $     1,006     $   (8,882)   $     (3,503)
                                                          ===========    ===========     ==========    ============

Shares (Denominator) - basic and diluted                   51,076,901     50,181,946     50,980,530      50,291,596
                                                          ===========    ===========     ==========    ============

Income (loss) from continuing operations per common
  share - basic and diluted                               $      (.11)   $       .02     $     (.17)  $        (.07)
                                                          ===========    ===========     ==========   =============

Per share effects of discontinued operations and
   cumulative effect of change in accounting principle:
     Discontinued operations per common share-basic       $       .11    $       .01     $      .12    $        .03
                                                          ===========    ===========     ==========    ============
     Discontinued operations per common share-diluted     $       .10    $       .01     $      .12    $        .02
                                                          ===========    ===========     ==========    ============
     Cumulative effect of change in accounting
      principle per common share - basic and diluted                                                   $       (.10)
                                                                                                       ============

                                               TAUBMAN CENTERS, INC.
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 11 - Cash Flow Disclosures and Noncash Investing and Financing Activities

   Interest on  mortgage  notes and other  loans paid  during the six months  ended June 30, 2002 and 2001,  net of amounts  capitalized of $2.6 million and $16.4  million,  was $38.2 million and $27.9  million,  respectively.  The following non-cash investing and financing activities occurred during the six months ended June 30, 2002 and 2001:

                                                                                Six Months ended June 30
                                                                                ------------------------
                                                                                2002                  2001
                                                                                ----                  ----
                                                                                      (in thousands)

Non-cash additions to properties                                                                 $    8,473
Partnership units released                                                 $    1,008                   878
Non-cash contributions to Unconsolidated Joint Ventures                                               3,778

   Non-cash  additions to properties  primarily  represent  accrued  construction and tenant allowance costs of new centers and development projects.

Note 12 - Subsequent Events

   In July 2002,  the Company  closed on a $210 million  ten-year  mortgage on Westfarms at an all-in rate of 6.4%.
Proceeds  were used to pay off the previous  $155 million debt on Westfarms.  The  Operating  Partnership  used its
$37 million share of distributed excess proceeds to pay down its revolving credit facilities.

   In  August 2002, Stamford Town Center extended its $76 million loan to August 2004.  Also in August, the Company closed on a $105 million construction loan for Stony  Point Fashion Park.  This  loan bears interest  at LIBOR plus
1.85% and has an initial term of three years with  two  one-year  extension  options.   The  Operating  Partnership
guarantees 100% of principal and interest on this loan; the amounts guaranteed will be  reduced as  certain  center performance and valuation criteria are met.

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

   During  2001,  the Company  opened four new shopping  centers  (Results of  Operations  - New Center  Openings).
During  2002,  the Company  acquired an interest in Sunvalley  and sold its  interests in La Cumbre Plaza and Paseo
Nuevo  (Results  of  Operations  -  Acquisitions  and  Dispositions).  Additional  2002  and 2001  statistics  that exclude the new centers,  Sunvalley,  La Cumbre Plaza,  and Paseo Nuevo are provided to present the  performance of comparable centers in the Company's continuing operations.

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

   The following table summarizes  certain  quarterly  operating data for 2001 and the first and second quarters of
2002.

                                     1st            2nd           3rd           4th                          1st           2nd
                                   Quarter        Quarter       Quarter       Quarter         Total        Quarter       Quarter
                                     2001          2001           2001          2001          2001           2002          2002
                                 ------------- -------------- ------------- ------------- -------------- ------------- -------------
                                                                            thousands)
                                                              (in
Mall tenant sales                     $570,223      $605,945       $617,805    $1,003,894    $2,797,867       $645,317      $669,448
Revenues                               132,903       137,964        139,640       169,330       579,837        155,071       159,273
Occupancy:
     Average                            87.0%         85.5%          84.0%         83.7%         84.9%          83.3%         83.7%
     Ending                             85.1          85.6           83.0          84.0          84.0           83.3          84.2
     Average-comparable (1)             88.2          87.7           87.3          88.3          87.9           87.2          87.4
     Ending-comparable (1)              88.5          87.4           87.4          88.6          88.6           86.8          87.9
Leased space:
     All centers                        90.8          90.0           88.0          87.7          87.7           87.4          87.6
     Comparable (1)                     92.2          91.6           91.4          91.6          91.6           91.5          91.4

(1)      Excludes centers that opened in 2001, La Cumbre Plaza, Paseo Nuevo, and Sunvalley.

   Because the  seasonality  of sales  contrasts with the generally  fixed nature of minimum rents and  recoveries, mall tenant occupancy costs (the sum of minimum rents,  percentage rents and expense recoveries)  relative to sales are  considerably  higher in the first three  quarters than they are in the fourth  quarter.  The  following  table summarizes occupancy costs,  excluding utilities,  for mall tenants as a percentage of sales for 2001 and the first and second quarters of 2002:

                                         1st           2nd          3rd          4th                        1st          2nd
                                       Quarter       Quarter      Quarter      Quarter       Total        Quarter      Quarter
                                         2001         2001         2001         2001         2001          2002          2002
                                     ------------- ------------ ------------ ------------ ------------ -------------- -----------

Minimum rents                            11.2%         10.5%        11.2%         8.3%        10.0%        12.1%          11.9%
Percentage rents                           0.3          0.1          0.1          0.4          0.2          0.3            0.0
Expense recoveries                        5.0           5.1          4.8          3.6          4.5          5.4            5.7
                                         ----          ----         ----         ----         ----         ----           ----
Mall tenant occupancy costs              16.5%         15.7%        16.1%        12.3%        14.7%        17.8%          17.6%
                                         ====          ====         ====         ====         ====         ====           ====

Current Operating Trends

   In 2001 and into 2002,  the  regional  shopping  center  industry  has been  affected  by the  softening  of the national  economic  cycle.  Economic  pressures that affect  consumer  confidence,  job growth,  energy costs,  and income gains can affect  retail sales growth and impact the  Company's  ability to lease  vacancies  and  negotiate rents at  advantageous  rates. A number of regional and national  retailers have announced  store closings or filed for  bankruptcy.  During the first six months of 2002,  1.1% of the Company's  tenants sought the protection of the bankruptcy laws,  compared to 3.4% in the comparable  period of 2001. The impact of a soft economy on the Company's current  results  of  operations  can be  moderated  by lease  cancellation  income,  which  tends to  increase  in down-cycles of the economy.

   In addition to overall  economic  pressures,  the events of September  11 had a negative  impact on tenant sales subsequent  to  September.  Tenant sales per square foot in the second  quarter of 2002  decreased by 2.2% compared to the same period in 2001, an  improvement  on the 3.8% and 3.9%  year-over-year  decreases  experienced in fourth quarter  2001 and  first  quarter  2002,  respectively.  Negative  sales  trends  directly  impact  the  amount  of percentage  rents  certain  tenants and anchors pay. The effects of declines in sales  experienced  during 2001 and
2002 on the Company's  operations are moderated by the relatively minor share of total rents  (approximately  three percent)  percentage rents represent.  However,  if lower levels of sales were to continue,  the Company's  ability to lease vacancies and negotiate rents at advantageous rates could be adversely affected.

   Occupancy trends showed some improvement in second quarter 2002, in which  comparable  center average  occupancy declined 0.3% from second  quarter 2001,  compared to the first quarter 2002  occupancy  decline of 1.0%.  Based on the  Company's  expectations  as to the timing of  openings  and  closings  of  tenants,  the  Company  anticipates continuing modest improvement in comparable year over year average occupancy through the end of the year.

   The tragic events of September 11 have also had an impact on the Company's insurance  coverage.  The Company had coverage for terrorist  acts in its policies that expired in April 2002.  However,  such coverage was excluded from its standard  property  policies at renewal.  The Company has obtained a separate policy although with lower limits than the prior coverage for terrorist acts, see "Liquidity and Capital Resources-Covenants and Commitments".

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

Rental Rates

   Annualized  average base rent per square foot for all mall tenants at the  Company's 14  comparable  centers was
$41.96 for the three months ended June 30,  2002,  compared to $41.12 for the three months ended June 30, 2001.  As leases have expired in the shopping  centers,  the Company has  generally  been able to rent the  available  space, either to the existing  tenant or a new tenant,  at rental rates that are higher than those of the expired  leases.
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

   Average  base rent per square  foot on 259  thousand  square feet of tenant  space  opened in the  Company's  14 comparable  centers was $43.59 for the three months  ended June 30, 2002,  compared to average base rent per square foot of $39.30 on 183  thousand  square  feet of tenant  space that closed  during the same  period,  reflecting  a spread of $4.29 per square foot between the opening and closing  average  rent.  This spread may not be  indicative of future  periods,  as this  statistic  can vary  significantly  from  quarter to quarter  depending  on the total amount, location, and average size of tenant space opening and closing in the period.

   Generally,  the annual rent spread between  opening and closing stores has been in the Company's  historic range of $5.00 to $10.00 per square foot.  This  statistic is difficult to predict in part because the Company's  leasing policies and practices may result in early lease  terminations  with actual  average  closing rents per square foot which may vary from the average rent per square foot of scheduled lease expirations.

Results of Operations

New Center Openings

   In March  2001,  Dolphin  Mall,  a 1.3 million  square foot value  regional  center,  opened in Miami,  Florida.
Dolphin Mall is a 50% owned  Unconsolidated  Joint  Venture and is accounted for under  the equity   method.  As of
June 30, 2002, the Operating  Partnership  has a preferred  investment in Dolphin  Mall of $26 million.  The  joint venture  partner  in  Dolphin  Mall has  exercised  the  buy/sell  provision  in  the  joint  venture's partnership agreement.  The Company  responded to the offer  indicating its  intent to  be  a purchaser rather than  a  seller, although the transaction  has significant  contingencies,  including  reaching  agreement with the  banking  group.
Assuming this  transaction  occurs as anticipated  during the third quarter of 2002, it would result in the Company
acquiring  the  additional  interest  in  Dolphin  for   approximately   the joint  venture  partner's share of the
partnership debt and other  obligations.  The Company expects that its total  investment in Dolphin Mall,  at  that point, will be approximately $268 million.

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

   International  Plaza,  a 1.25  million  square  foot  regional  center,  opened  September  14,  2001 in  Tampa,
Florida.  The Company has an  approximately  26%  ownership  interest in the center and  accounts  for it under the equity  method.  The  Operating  Partnership  is  entitled to a preferred  return on  approximately  $18 million of equity contributions as of June 2002, which were used to fund construction costs.

   The Mall at Wellington  Green, a 1.3 million square foot regional center,  opened October 5, 2001 in Wellington,
Florida.  The  center  is owned by a joint  venture  in  which  the  Operating  Partnership  has a 90%  controlling interest.

   The return for the three  traditional  centers is expected to be  approximately  8% in 2002. The  performance of
Dolphin Mall  continues to be adversely  affected by slower than expected  lease up, rental  concessions  and lower than expected  expense  recoveries.  The Company expects the 2002 return on Dolphin Mall to be  approximately  4.5%
on  its  investment  including   the   additional  interest  that  the  Company  anticipates  acquiring   in    the
third quarter of 2002.  However, considering the opportunities for growth, the Company anticipates that the returns on Dolphin Mall will double over the next three to  five years. Estimates  regarding  returns  are  forward-looking statements  and certain significant  factors could cause the actual results to differ materially, including but not limited to: 1) actual results  of  negotiations  with  tenants,  2)  timing of  tenant openings, and 3) early lease terminations  and bankruptcies.

Acquisitions and Dispositions

   In May  2002,  the  Operating  Partnership  acquired  for $88  million a 50%  general  partnership  interest  in
SunValley  Associates,  a  California  general  partnership  that owns the  Sunvalley  shopping  center  located in
Concord,  California.  The $88 million  purchase price consisted of $28 million of cash and $60 million of existing debt that encumbers the property.  The Company's  interest in the secured debt  consisted of a $55 million  primary note  bearing  interest at LIBOR plus 0.92% and a $5 million note  bearing  interest at LIBOR plus 3.0%.  The notes mature in September  2003 and have two  one-year  extension  options.  The center is also subject to a ground lease that expires in 2061. The Manager has managed the property since its  development  and is continuing to do so after the  acquisition.  Although the Operating  Partnership  purchased its interest in Sunvalley from an unrelated third party,  the other 50% partner in the  property is an entity  owned and  controlled  by Mr. A. Alfred  Taubman,  the
Company's largest shareholder.

   In May 2002,  the Company  purchased an additional  interest in Arizona Mills for  approximately  $14 million in cash plus the $19 million  share of the debt that  encumbers  the  property.  The Company has a 50% interest in the center as of June 30, 2002.

   In March 2002,  the Company  sold its  interest in La Cumbre  Plaza for $28  million.  In May 2002,  the Company sold its interest in Paseo Nuevo for $48 million.  The centers were subject to ground  leases and are  unencumbered by debt.  The centers  were  purchased  in 1996 for a total of $59 million.  The  Company's  $2.0 million and $10.0 million  gains on the sale of La Cumbre Plaza and Paseo  Nuevo,  respectively,  differed  from the $6.1 million and
$13.4 million gains  recognized by the  Operating  Partnership  due to the Company's  $4.1 million and $3.4 million additional bases in La Cumbre Plaza and Paseo Nuevo.

   The Company  used the net proceeds  from the sales of Paseo Nuevo and La Cumbre  Plaza to fund the  acquisitions of Sunvalley and Arizona  Mills,  and, in July 2002, to pay down  borrowings  under the Company's  lines of credit.
The Company  expects that these  transactions  will have a slightly  accretive  effect on Funds from  Operations in
2002.  This is a  forward-looking  statement  and certain  significant  factors  could  cause the actual  effect to differ materially, including the actual operations of the centers.

Note Receivable

   In April  2001,  the  Operating  Partnership's  $10 million  investment  in Swerdlow  Real  Estate  Group,  Inc.
(Swerdlow)  was  converted  into a loan which bore  interest  at 12% and  matured in  December  2001.  This loan is currently  delinquent.  All interest due through the December  maturity date was received.  The Company has filed a lawsuit  seeking to recover the principal  amount and all accrued and unpaid  interest under the note. Swerdlow has filed  its  answer  which  seeks  a  recision  of  the  note and  the  return  of  all  amounts  paid  under  or in connection  with the note, which total approximately $2.5 million paid to the  Company  through  December 31, 2001.
In  the  event  the  note  was rescinded, the Company' original investment in Swerdlow would be restored. While the
Company  believes that it will  ultimately  prevail in collecting  all  amounts  due and  owing under the note, the lawsuit  is in its  preliminary stages  and no  predictions  can  be  made  as  to  the  outcome of the lawsuit. An affiliate of Swerdlow is a partner in the Dolphin Mall joint venture.

Investments in Technology Businesses

   The Company owns an approximately  6.8% interest in MerchantWired,  LLC, a service company originally created to provide internet and network  infrastructure  to shopping  centers and retailers.  During the six months ended June
30, 2002 and 2001,  the Company  recognized  its $1.8 million and $0.7 million share of  MerchantWired's  operating losses,  respectively.  In May 2002,  the Company  invested an  additional  $4.1  million to satisfy the  Company's guarantees  of  MerchantWired's  obligations  as required  under a proposed  sale of  MerchantWired.  In June 2002, since  the  anticipated  sale  failed  to  close,  MerchantWired's  board of  directors  voted to cease  operations effective  September  2002. As a result,  the Company  recorded a charge in the second quarter of 2002 to write-off its remaining $5.8 million balance of its MerchantWired investment.

   The Company has an investment in  Fashionmall.com,  Inc., an e-commerce company originally  organized to market, promote,  advertise,  and sell fashion  apparel and related  accessories  and products over the internet.  In 2001,
Fashionmall.com  significantly  scaled back its  operations  in  response to  decreasing  revenues  and  e-commerce development  opportunities,  leading  its  management  to  conclude  that it should  seek  alternative  uses of its significant  cash  resources.  In light of such  developments,  the Company  agreed to convert its preferred  stock investment into 824,084 common shares in return for a commitment from  Fashionmall's  CEO and majority  shareholder that on or before December 31, 2002,  Fashionmall will either consummate a transaction  resulting in a value to its stockholders in excess of the value  deliverable to the  stockholders  upon its  liquidation,  consummate a plan of liquidation,  or consummate  any other  transaction  that is reasonably  acceptable to the Company and the majority shareholder.  Based upon the $3.92  trading price of the stock on the day the  preferred  investment  was exchanged for common shares,  the Company  recognized a $2.3 million loss on its investment during the second quarter.  After this charge,  the Company's  investment  was $3.2 million at June 30, 2002.  The $3.92 trading price  reflected the
$3.75 per share  dividend  declared by  Fashionmall.com,  which was paid in August  2002.  The receipt of this $3.1 million  dividend has reduced the Company's  investment to $0.1 million.  In future periods,  the Company will mark this remaining investment in Fashionmall.com to market value.

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

   In addition to the  transition  adjustment in first quarter 2001,  the Company  recognized in earnings its share of net  unrealized  gains  (losses) of $0.8 million and $(0.7)  million during the three months ended June 30, 2002 and 2001,  and $1.8 million and $(2.5)  million  during the six months ended June 30, 2002 and 2001,  respectively, due to changes in interest  rates and the  resulting  changes in value of the Company's  interest rate  agreements.
Of these amounts,  the changes in value of the Dolphin swap agreement  were  approximately  $1.0 million and $(0.6)
million  during the three months ended June 30, 2002 and 2001,  and $2.0 million and $(2.1)  million during the six months ended June 30, 2002 and 2001.  The remainders represent the changes in time value of other instruments.

   As of June 30, 2002,  the Company has $9.1 million of net  derivative  losses  included in  Accumulated  OCI, as follows:

     Hedged Items                                               OCI Amounts
     ------------                                               -----------
                                                               (in thousands)

     2001 Regency Square financing                           $         2,618
     Dolphin Mall construction facility                                  149
     $275 million line of credit                                       1,455
     The Shops at Willow Bend construction facility                    1,124
     Westfarms refinancing                                             3,756
                                                             ---------------
                                                             $         9,102
                                                             ===============

   The realized loss on the Regency  Square  financing will be recognized as additional  interest  expense over the ten-year term of the debt.  The loss on the hedge of the Dolphin Mall  construction  facility will be recognized as a reduction of earnings  through its 2002 maturity  date.  Gains or losses on the swap designated to hedge the $275 million line of credit will be  recognized as an adjustment to interest expense over the one-year effective  period of the swap agreement,  beginning  November  2002.  Gains or  losses on the swap designated to  hedge The  Shops at
Willow  Bend  construction facility will be recognized as adjustments to interest expense over the term of the swap agreement,  November 2002 through  June  2004.  A  realized  loss on the  derivative  used to hedge the refinancing of the  Westfarms  loan (Subsequent  Event)  will be recognized as a reduction of earnings  through the loan's July
2012 maturity date. The Company  expects that  approximately  $3.3 million will be  reclassified  from  Accumulated
OCI and recognized as a reduction of earnings during the next twelve months.

Comparable Center Operations

   The  performance  of the  Company's  portfolio  can be  measured  through  comparisons  of  comparable  centers'
operations.  During the three months ended June 30, 2002,  revenues  (excluding  land sales) less  operating  costs
(operating  and  recoverable   expenses)  of  those  centers  owned  and  open  for  the  entire  period  increased approximately  two percent in  comparison  to the same  centers'  results in the  comparable  period of 2001.  This growth was primarily due to increases in minimum rent and expense  reductions.  The Company expects that comparable center  operations  will  generally  increase  annually  by  an  average  of  two  to  three  percent.  This  is  a forward-looking  statement and certain  significant  factors could cause the actual  results to differ  materially;
refer to the General Risks of the Company in the Company's  annual report on Form 10-K for the year ended  December
31, 2001.

Subsequent Event

   In July 2002,  the Company  closed on a $210 million  ten-year  mortgage on Westfarms at an all-in rate of 6.4%.
Proceeds  were used to pay off the previous  $155 million debt on Westfarms.  The  Operating  Partnership  used its
$37 million share of distributed excess proceeds to pay down its revolving credit facilities.

Presentation of Operating Results

   The following tables contain the combined  operating  results of the Company's  Consolidated  Businesses and the
Unconsolidated  Joint  Ventures.  Income  allocated  to the  minority  partners in the  Operating  Partnership  and preferred  interests is deducted to arrive at the results  allocable to the Company's common  shareowners.  Because the net equity of the Operating  Partnership  is less than zero, the income  allocated to the minority  partners is equal to their  share of  distributions.  The net  equity  of these  minority  partners  is less  than  zero due to accumulated  distributions  in excess of net  income  and not as a result of  operating  losses.  Distributions  to partners are usually  greater than net income because net income includes  non-cash  charges for  depreciation  and amortization.  Losses  allocable  to minority  partners in certain  consolidated  joint  ventures are added back to arrive at the net results of the Company. The Company's average ownership  percentage of the Operating  Partnership was  approximately  61.8% and 61.7% during the three and six months ended June 30,  2002,  respectively,  and 61.4%
during the 2001 periods.

                  Comparison of the Three Months Ended June 30, 2002 to the Three Months Ended June 30, 2001

   The  following  table sets forth  operating  results for the three months ended June 30, 2002 and June 30, 2001, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

                                                Three months ended June 30, 2002              Three months ended June 30, 2001
                                      -------------------------------------------------------------------------------------------------
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
                                                                             100%
                                      -------------------------------------------------------------------------------------------------
                                                                         (in millions of dollars)

REVENUES:
  Minimum rents                                  46.7          45.0             91.7           38.2           34.0             72.2
  Percentage rents                                0.6          (0.1)             0.5            0.9            0.2              1.1
  Expense recoveries                             29.6          22.3             51.9           25.0           16.5             41.5
  Management, leasing and development             5.7                            5.7            6.1                             6.1
  Other                                           7.3           2.0              9.4            9.6            3.6             13.2
                                                 ----          ----            -----           ----           ----            -----
Total revenues                                   90.1          69.2            159.3           79.8           54.4            134.1

OPERATING COSTS:
  Recoverable expenses                           25.9          20.9             46.8           21.6           16.1             37.7
  Other operating                                 6.4           5.8             12.1            9.1            2.8             11.9
  Charge related to technology investments        8.1                            8.1
  Management, leasing and development             5.2                            5.2            5.1                             5.1
  General and administrative                      5.4                            5.4            4.9                             4.9
  Interest expense                               20.8          19.6             40.3           15.0           17.6             32.6
  Depreciation and amortization (2)              20.2          13.5             33.7           14.5            8.4             22.9
                                                 ----          ----            -----           ----           ----            -----
Total operating costs                            92.0          59.7            151.7           70.1           44.8            114.9
                                                 ----          ----            -----           ----           ----            -----
                                                 (1.9)          9.5              7.6            9.7            9.5             19.2
                                                               ====             ====                          ====             ====

Equity in income of
Unconsolidated Joint Ventures (2)                 4.7                                           5.2
                                                  ---                                           ---
Income before discontinued operations
  and minority and preferred interests            2.9                                          14.9
Discontinued operations:
  Gain on disposition of interest in             10.0
center
  EBITDA (3)                                      1.0                                           1.6
  Depreciation and amortization                                                                (0.8)
Minority and preferred interests:
  TRG preferred distributions                    (2.3)                                         (2.3)
  Minority share of consolidated
    joint ventures                                0.4                                           0.2
  Minority share of income of TRG                (5.0)                                         (4.4)
  Distributions in excess of minority
    share of income                              (3.1)                                         (3.5)
                                                 ----                                          ----
Net income                                        3.8                                           5.8
Series A preferred dividends                     (4.2)                                         (4.2)
                                                 ----                                          ----
Net income (loss) allocable to common
  shareowners                                    (0.3)                                          1.6
                                                 ====                                           ===

SUPPLEMENTAL INFORMATION (3):
  EBITDA - 100%                                  48.2          42.5             90.7           40.7           35.5             76.3
  EBITDA - outside partners' share               (2.0)        (20.3)           (22.3)          (2.1)         (15.9)           (18.0)
                                                 ----          ----            -----           ----           ----            -----
  EBITDA contribution                            46.2          22.2             68.4           38.6           19.7             58.3
  Beneficial Interest Expense                   (19.5)         (9.8)           (29.3)         (13.7)          (9.2)           (23.0)
  Non-real estate depreciation                   (0.7)                          (0.7)          (0.7)                           (0.7)
  Preferred dividends and distributions          (6.4)                          (6.4)          (6.4)                           (6.4)
                                                 ----          ----            -----           ----           ----            -----
  Funds from Operations contribution             19.6          12.4             32.0           17.8           10.4             28.2
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
(3)    EBITDA  represents  earnings  before  interest  and  depreciation  and  amortization,  excluding  gains  on  dispositions  of depreciated  operating  properties.  In 2002, an $8.1 million charge related  to  technology  investments  was also excluded.
       Funds from Operations is defined and discussed in Liquidity and Capital Resources.
(4)    Amounts  in the  table  may not add due to  rounding. Certain reclassifications  have  been  made  to 2001 amounts to conform to 2002 classifications.

Consolidated Businesses

   Total  revenues for the three months ended June 30, 2002 were $90.1  million,  a $10.3 million or 12.9% increase over the comparable  period in 2001.  Minimum rents  increased  $8.5 million,  of which $7.7 million was due to the openings  of The Shops at Willow  Bend and The Mall at  Wellington  Green.  Minimum  rents  also  increased  due to tenant rollovers,  offsetting  decreases in rent caused by lower occupancy.  Expense recoveries increased primarily due to Willow Bend and  Wellington  Green.  Other  revenue  decreased by $2.3 million from 2001 due to decreases in lease  cancellation  revenue and interest  income,  partially  offset by increases in gains on sales of  peripheral land.

   Total  operating  costs were $92.0  million,  a $21.9 million or 31.2%  increase over the  comparable  period in
2001.  Recoverable  expenses  increased  primarily due to Willow Bend and Wellington Green. Other operating expense decreased  primarily due to a decrease in the charge to operations  for costs of  pre-development  activities,  bad debt, and  MerchantWired  losses,  partially  offset by increases due to the new centers.  During 2002, the Company recognized an $8.1 million  charge  relating to its  investments in  MerchantWired  and  Fashionmall.com.  Interest
expense  increased  primarily due to a decrease in capitalized  interest upon opening of Willow Bend and Wellington
Green,  partially  offset by  decreases  due to  changes  in rates on  floating  rate  debt.  Depreciation  expense increased primarily due to the new centers.

Unconsolidated Joint Ventures

   Total  revenues for the three months ended June 30, 2002 were $69.2  million,  a $14.8 million or 27.2% increase from the comparable  period of 2001.  Minimum rents increased $11.0 million,  of which $10.2 million was due to the openings  of Dolphin  Mall and  International  Plaza and the  acquisition  of the  interest in  Sunvalley.  Expense recoveries  increased primarily due to Dolphin Mall,  International  Plaza, and Sunvalley.  Other revenue decreased primarily due to a decrease in lease cancellation revenue.

   Total  operating  costs  increased by $14.9  million to $59.7  million for the three months ended June 30, 2002.
Recoverable expenses increased primarily due to Dolphin Mall,  International Plaza, and Sunvalley.  Other operating expense  increased  primarily  due to the new  centers,  including  greater  levels of bad debt  expense at Dolphin
Mall.  Interest  expense  increased  due to  decreases  in  capitalized  interest  upon opening of Dolphin Mall and
International  Plaza,  partially  offset by a decrease in the  liability  for the Dolphin Mall swap  agreement  and changes in rates on floating  rate debt.  Depreciation  expense  increased  primarily due to the opening of the new centers, as well as the Sunvalley and Arizona Mills acquisitions.

   As a result of the foregoing,  income of the Unconsolidated  Joint Ventures was consistent between periods.  The
Company's  equity in income of the  Unconsolidated  Joint Ventures was $4.7 million,  a $0.5 million  decrease from the comparable period in 2001.

Net Income

   As a result of the foregoing,  the Company's  income before  discontinued  operations and minority and preferred interests  decreased  $12.0  million to $2.9 million for the three months  ended June 30,  2002.  The  discontinued
operations  of Paseo Nuevo and La Cumbre Plaza include a $10.0  million gain on the  disposition  of Paseo Nuevo in
2002.  After  allocation of income to minority and preferred  interests,  the net income (loss) allocable to common shareowners for 2002 was $(0.3) million compared to $1.6 million in 2001.

                  Comparison of the Six Months Ended June 30, 2002 to the Six Months Ended June 30, 2001

   The  following  table sets forth  operating  results for the six months  ended June 30, 2002 and June 30,  2001, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

                                                 Six months ended June 30, 2002                Six months ended June 30, 2001
                                      -------------------------------------------------------------------------------------------------
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
                                                                             100%
                                      -------------------------------------------------------------------------------------------------
                                                                           (in millions of dollars)

REVENUES:
  Minimum rents                                  93.5          86.5            180.0           76.7           66.8            143.5
  Percentage rents                                1.7           0.5              2.2            1.9            0.8              2.7
  Expense recoveries                             57.4          42.9            100.3           48.2           32.8             81.0
  Management, leasing and development            10.9                           10.9           12.5                            12.5
  Other                                          13.3           4.0             17.3           15.5            8.0             23.5
                                                -----         -----            -----          -----          -----            -----
Total revenues                                  176.7         133.9            310.6          154.8          108.4            263.2

OPERATING COSTS:
  Recoverable expenses                           49.3          36.4             85.7           41.1           29.9             70.9
  Other operating                                16.3          11.0             27.3           16.1            6.2             22.3
  Charge related to technology investments        8.1                            8.1
  Management, leasing and development            10.0                           10.0            9.4                             9.4
  General and administrative                     10.4                           10.4            9.6                             9.6
  Interest expense                               41.4          37.8             79.2           30.2           36.2             66.4
  Depreciation and amortization (2)              40.9          27.6             68.5           31.0           17.3             48.3
                                                -----         -----            -----          -----          -----            -----
Total operating costs                           176.4         112.8            289.2          137.4           89.5            226.9
                                                -----         -----            -----          -----          -----            -----
                                                  0.2          21.1             21.4           17.3           19.0             36.3
                                                               ====             ====                          ====             ====

Equity in income of
Unconsolidated Joint Ventures (2)                10.9                                          10.1
                                                 ----                                          ----
Income before discontinued operations,
  cumulative effect of change in
  accounting principle, and minority and
  preferred interests                            11.1                                          27.4
Discontinued operations:
  Gain on dispositions of interests in
    centers                                      12.0
  EBITDA (3)                                      3.2                                           3.5
  Depreciation and amortization                  (0.5)                                         (1.4)
Cumulative effect of change in
  accounting principle                                                                         (8.4)
Minority and preferred interests:
  TRG preferred distributions                    (4.5)                                         (4.5)
  Minority share of consolidated
    joint ventures                                0.6                                           0.6
  Minority share of income of TRG                (9.5)                                         (4.9)
  Distributions in excess of minority
    share of income                              (6.8)                                        (11.0)
                                                 ----                                          ----
Net income                                        5.7                                           1.3
Series A preferred dividends                     (8.3)                                         (8.3)
                                                 ----                                          ----
Net loss allocable to common
  shareowners                                    (2.6)                                         (7.0)
                                                 ====                                          ====

SUPPLEMENTAL INFORMATION (3):
  EBITDA - 100%                                  93.9          86.5            180.3           82.0           72.3            154.4
  EBITDA - outside partners' share               (4.1)        (39.6)           (43.7)          (4.0)         (32.7)           (36.7)
                                                -----         -----            -----          -----          -----            -----
  EBITDA contribution                            89.8          46.9            136.6           78.0           39.6            117.7
  Beneficial Interest Expense                   (38.9)        (18.8)           (57.7)         (27.6)         (19.1)           (46.7)
  Non-real estate depreciation                   (1.4)                          (1.4)          (1.4)                           (1.4)
  Preferred dividends and distributions         (12.8)                         (12.8)         (12.8)                          (12.8)
                                                -----         -----            -----          -----          -----            -----
  Funds from Operations contribution             36.6          28.1             64.7           36.2           20.6             56.9
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
(2)      Amortization  of the  Company's  additional  basis in the Operating  Partnership  was $3.8 million  in  both 2002 and 2001.
         Of this amount,  $1.5 million was included in equity in  income of  Unconsolidated  Joint Ventures,  while $2.3 million was included in depreciation and amortization.
(3)      EBITDA  represents  earnings  before  interest  and  depreciation  and  amortization,  excluding  gains on dispositions  of depreciated  operating  properties.  In 2002, an $8.1 million charge related to technology  investments  was also excluded.
         Funds from Operations is defined and discussed in Liquidity and Capital Resources.
(4)      Amounts  in the  table  may not add due to rounding.  Certain reclassifications  have  been made to 2001 amounts to conform to 2002 classifications.

Consolidated Businesses

   Total  revenues for the six months ended June 30, 2002 were $176.7  million,  a $21.9 million or 14.1%  increase over the comparable  period in 2001.  Minimum rents increased $16.8 million,  of which $15.6 million was due to the openings  of The Shops at Willow  Bend and The Mall at  Wellington  Green.  Minimum  rents  also  increased  due to tenant rollovers,  offsetting  decreases in rent caused by lower occupancy.  Expense recoveries increased primarily due to Willow Bend and Wellington Green.  Management,  leasing,  and development revenue decreased primarily due to the timing of leasing transactions and the completion of two short-term  contracts.  Other revenue decreased due to decreases in lease  cancellation  revenue and interest  income,  partially offset by increases in gains on sales of peripheral land.

   Total  operating  costs were $176.4  million,  a $39.0 million or 28.4% increase over the  comparable  period in
2001.  Recoverable  expenses  increased  primarily due to Willow Bend and Wellington Green. Other operating expense increased  primarily due to the new centers,  partially  offset by a decrease in the charge to operations for costs of  pre-development  activities.  During  2002,  the Company  recognized  an $8.1  million  charge  relating to its investments  in  MerchantWired  and  Fashionmall.com.  Interest  expense  increased  primarily due to a decrease in capitalized  interest  upon opening of Willow Bend and  Wellington  Green,  partially  offset by  decreases  due to changes in rates on floating rate debt. Depreciation expense increased primarily due to the new centers.

Unconsolidated Joint Ventures

   Total  revenues for the six months ended June 30, 2002 were $133.9  million,  a $25.5 million or 23.5%  increase from the comparable  period of 2001.  Minimum rents increased $19.7 million,  of which $19.6 million was due to the openings  of Dolphin  Mall and  International  Plaza and the  acquisition  of the  interest in  Sunvalley.  Expense recoveries  increased primarily due to Dolphin Mall,  International  Plaza, and Sunvalley.  Other revenue decreased primarily due to a decrease in lease cancellation revenue.

   Total  operating  costs  increased  by $23.3  million to $112.8  million for the six months ended June 30, 2002.
Recoverable  expenses  increased  primarily  due to the new  centers.  Recoverable  expenses in 2002  included  the reversal  of a $2.8  million  special  assessment  tax accrued  during  2001.  Other  operating  expense  increased primarily due to the new centers,  including  greater levels of bad debt expense at Dolphin Mall,  partially offset by decreases in bad debt expense at other  centers.  Interest  expense  increased  due to decreases in  capitalized interest  upon opening of Dolphin Mall and  International  Plaza,  partially  offset by a decrease in the liability for the Dolphin Mall swap  agreement and changes in rates on floating  rate debt.  Depreciation  expense  increased primarily due to the new centers.

   As a result of the foregoing,  income of the  Unconsolidated  Joint Ventures  increased by $2.1 million to $21.1 million.  The Company's  equity in income of the  Unconsolidated  Joint Ventures was $10.9 million,  a $0.8 million increase from the comparable period in 2001.

Net Income

   As a result of the foregoing, the Company's income before discontinued  operations,  cumulative effect of change in accounting  principle,  and minority and preferred  interests  decreased  $16.3 million to $11.1 million for the six months ended June 30, 2002.  The  discontinued  operations  of Paseo Nuevo and La Cumbre Plaza  include a $12.0 million  gain on the  dispositions  of La Cumbre Plaza and Paseo Nuevo in 2002.  In 2001, a cumulative  effect of a change in accounting  principle of $8.4 million was  recognized in connection  with the Company's  adoption of SFAS
133.  After  allocation  of  income  to  minority  and  preferred  interests,  the net  loss  allocable  to  common shareowners for 2002 was $(2.6) million compared to $(7.0) million in 2001.

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

   As of June 30, 2002, the Company had a consolidated  cash balance of $72.7  million.  Additionally,  the Company has a secured $275  million  line of credit.  This line had $230.0  million of  borrowings  as of June 30, 2002 and expires in November 2004 with a one-year  extension  option.  The Company also has available a second  secured bank line of credit of up to $40  million.  The line had $9.2 million of  borrowings  as of June 30, 2002 and expires in
August 2002.  The Company is currently negotiating to extend the expiration until November 2004.

   In March 2002,  the Company  exercised its option to extend the maturity of the Great Lakes  Crossing loan until
April 2003.  In July 2002,  the Company  completed  the  refinancing  of the  Westfarms  mortgage  (see  Results of
Operations  - Subsequent  Event).  In  August 2002,  Stamford  Town Center  extended its $76 million loan to August
2004. Also in August, the Company closed on a $105 million  construction loan for Stony  Point  Fashion Park.  This loan bears interest  at LIBOR plus 1.85% and has  an initial term  of  three  years  with  two  one-year  extension options.  The Operating Partnership guarantees 100% of principal and interest on this loan;  the amounts guaranteed will be reduced as certain center performance and valuation criteria are met.

Summary of Investing Activities

   Net cash used in investing  activities  was $9.1 million in 2002 compared to $132.5  million in 2001.  Cash used in investing  activities was impacted by the timing of capital  expenditures,  with additions to properties in 2002 and 2001 for the  construction of Stony Point Fashion Park, The Mall at Wellington  Green,  and The Shops at Willow
Bend as well as other  development  activities  and other  capital  items.  Investments  in  MerchantWired  of $4.1 million and $2.9  million  were made in 2002 and 2001,  respectively.  The Company  received  net proceeds of $76.4 million  from the  dispositions  of La Cumbre  Plaza and Paseo Nuevo and invested  $45.2  million in acquiring  the interests in Sunvalley  and Arizona Mills in 2002.  Net proceeds  from sales of peripheral  land were $6.1 million, an increase of $2.6 million from 2001.  Contributions to  Unconsolidated  Joint Ventures of $28.7 million were made in  2001,  primarily  representing  funding  for  construction  activities  at  Dolphin  Mall.  Distributions  from
Unconsolidated  Joint Ventures in 2002 increased from 2001 primarily due to International  Plaza, Dolphin Mall, and
Sunvalley.

Summary of Financing Activities

   Net cash used in financing  activities  was $1.9 million in 2002,  compared to $88.5 million of cash provided by financing  activities in 2001.  Debt  proceeds,  net of repayments  and issuance  costs,  provided $42.3 million in
2002 and $139.0  million in 2001.  Stock  repurchases  of $11.2 million were made in connection  with the Company's stock  repurchase  program in 2001.  Issuance of stock pursuant to the Continuing  Offer related to the exercise of employee  options  contributed  $4.5 million in 2002 and $8.3 million in 2001.  Total  dividends and  distributions paid were $48.7 million and $47.6 million in 2002 and 2001, respectively.

Beneficial Interest in Debt

    At  June  30,  2002,  the  Operating  Partnership's  debt  and  its  beneficial  interest  in the  debt  of its
Consolidated  and  Unconsolidated  Joint Ventures  totaled $2,060.4 million with an average interest rate of 5.70%, excluding  amortization  of debt issuance costs and interest rate hedging  costs.  Debt issuance costs and interest rate hedging costs are reported as interest  expense in the results of  operations.  Amortization  of debt issuance costs added 0.37% to TRG's effective interest rate in the second quarter of 2002.  Included in beneficial  interest in debt is debt used to fund  development and expansion costs.  Beneficial  interest in assets on which interest is being  capitalized  totaled $147.4  million as of June 30, 2002.  Beneficial  interest in capitalized  interest was
$1.9  million and $3.5  million  for the three and six months  ended June 30,  2002,  respectively.  The  following table presents information about the Company's beneficial interest in debt as of June 30, 2002.

                                                            Beneficial Interest in Debt
                                                       ------------------------------------
                                                               Amount       Interest Rate
                                                            (in millions)    at 6/30/02
                                                            -------------    ----------

    Total beneficial interest in fixed rate debt                $1,041.2         7.51% (1)
    Total beneficial interest in floating rate debt              1,019.2         3.85  (1)
                                                                 -------
    Total beneficial interest in debt                           $2,060.4         5.70  (1)
                                                                ========

(1)       Denotes weighted average interest rate before amortization of financing costs.

   As  provided  for by certain  debt  agreements,  the  Company  has  currently  locked in LIBOR  rates on certain floating  rate debt.  In addition,  the Company has entered into swap  agreements  to hedge  certain  floating rate debt in future periods.

                                                              Beneficial Interest in Debt
                                                       ------------------------------------
                                                               Amount           LIBOR
                                                            (in millions)     Lock Rate
                                                            -------------     ---------

Floating rate debt with LIBOR rate locks
   as of June 30, 2002:

    Through September 2002                                     $   178.3        2.594%
    Through October 2002                                           310.8        2.321
    Through November 2002                                            5.0        2.659
    Through March 2003                                             125.7        3.090
                                                               ---------

Total                                                          $   619.8        2.558
                                                               =========

                                                              Notional
                                                               Amount
                                                            (in millions)     Swap Rate
                                                            -------------     ---------

Floating rate debt hedged via forward
   swap agreements:

    November 2002 through October 2003                          $  100.0        4.298%
    November 2002 through June 2004                                100.0        4.125
    October 2002 through September 2003                            100.0        2.500
    October 2003 through September 2004                            100.0        4.350
    October 2004 through April 2005                                100.0        5.250

   In  addition,  $537.6  million of the  Company's  beneficial  interest  in floating  rate debt is covered  under interest  rate cap  agreements  with LIBOR cap rates  ranging  from  7.0%  to 8.75% with terms  ending  August 2002 through September 2003.

Sensitivity Analysis

   The Company has exposure to interest  rate risk on its debt  obligations  and interest rate  instruments.  Based on the Operating  Partnership's  beneficial  interest in floating  rate debt in effect at June 30, 2002,  excluding debt fixed under  long-term  LIBOR rate  contracts,  a one percent  increase or decrease in interest  rates on this floating rate debt would  decrease or increase cash flows by  approximately  $4.9 million and, due to the effect of capitalized  interest,  annual earnings by approximately  $4.1 million.  Based on the Company's  consolidated  debt and interest  rates in effect at June 30, 2002, a one percent  increase in interest  rates would  decrease the fair value of debt by  approximately  $39.9 million,  while a one percent  decrease in interest rates would increase the fair value of debt by approximately $42.6 million.

Covenants and Commitments

   Certain loan  agreements  contain  various  restrictive  covenants,  including  minimum net worth  requirements, minimum debt service and fixed charges  coverage  ratios,  a maximum payout ratio on  distributions,  and a minimum debt yield ratio,  the latter being the most  restrictive.  The Operating  Partnership is in compliance with all of its covenants.

   The Company's secured credit facilities contain customary  covenants  requiring the maintenance of comprehensive all-risk  insurance on property  securing each facility.  As a result of exclusions in its insurance  policies upon renewal,  the Company  purchased a supplemental  policy,  which has an annual limit of $100 million,  for terrorist acts for its  portfolio  of  centers.  No  assurances  can be given that the  coverage  under this  policy  will be adequate or that  mortgagees  will not require  coverage for individual  centers beyond that which is  commercially available  at  reasonable  rates.  The  Company's  inability  to obtain  such  coverage or to do so only at greatly increased  costs may also  negatively  impact the  availability  and cost of future  financing.  In July 2002,  the
Company  was  required  to  purchase a separate  terrorism  policy  for  Westfarms  in order to close on its recent financing.

   Certain  debt  agreements  contain  performance  and  valuation  criteria  that  must be met for the loans to be extended at the full principal  amounts;  these  agreements  provide for partial  prepayments of debt to facilitate compliance with extension  provisions.  The Company  currently  anticipates that a partial  prepayment of principal will be necessary to extend the October 2002 maturity date on the Dolphin Mall construction loan.

   Payments  of  principal  and  interest  on the loans in the  following  table are  guaranteed  by the  Operating
Partnership as of June 30, 2002. All of the loan  agreements  provide for a reduction of the amounts  guaranteed as certain center performance and valuation criteria are met.

                                                      TRG's           Amount of
                                                   beneficial       loan balance      % of loan
                                                   interest in       guaranteed        balance        % of interest
                               Loan balance       loan balance         by TRG        guaranteed        guaranteed
Center                         as of 6/30/02      as of 6/30/02     as of 6/30/02      by TRG            by TRG
------                         -------------      -------------     -------------      ------            ------
                                         (in millions of dollars)
Dolphin Mall                        183.0             91.5              91.5               50%             100%
Great Lakes Crossing                149.7            127.2             149.7              100%             100%
International Plaza                 187.1             49.6              93.6               50% (1)          50% (1)
The Mall at Millenia                 92.1             46.1              23.0               25%              25%
The Mall at Wellington Green        137.7            123.9             137.7              100%             100%
The Shops at Willow Bend            197.8            197.8             197.8              100%             100%

(1)      An investor in the  International  Plaza venture has indemnified  the Operating  Partnership to the extent of 25% of the amounts guaranteed.

Funds from Operations

   A principal factor that the Company  considers in determining  dividends to shareowners is Funds from Operations
(FFO),  which is  defined  as income  before  extraordinary  items,  cumulative  effect  of  change  in  accounting principle,  real  estate  depreciation  and  amortization,  and the  allocation  to the  minority  interest  in the
Operating  Partnership,  less  preferred  dividends  and  distributions.   Gains  on  dispositions  of  depreciated
operating  properties  are excluded from FFO. In 2002,  an $8.1 million  charge  related to technology  investments was also excluded.

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

Reconciliation of Income to Funds from Operations

                                                        Three Months Ended                  Three Months Ended
                                                           June 30, 2002                       June 30, 2001
                                                   -------------------------------    -----------------------------
                                                                         (in millions of dollars)

Income before discontinued operations
  and minority and preferred interests (1) (2)                       2.9                           14.9
Funds from operations of discontinued operations                     1.0                            1.6
Depreciation and amortization (3)                                   20.2                           14.5
Share of Unconsolidated Joint Ventures'
   depreciation and amortization (4)                                 7.7                            5.2
Charge related to technology investments                             8.1
Non-real estate depreciation                                        (0.7)                          (0.7)
Minority partners in consolidated joint ventures
   share of funds from operations                                   (0.7)                          (0.9)
Preferred dividends and distributions                               (6.4)                          (6.4)
                                                                    ----                           ----
Funds from Operations - TRG                                         32.0                           28.2
                                                                    ====                           ====
Funds from Operations allocable to TCO                              19.8                           17.3
                                                                    ====                           ====
(1)      Includes  gains on peripheral  land sales of $2.3 million and $1.5 million for the three months ended June
         30, 2002 and June 30, 2001, respectively.
(2)      Includes net  non-cash  straightline  adjustments  to minimum rent revenue and ground rent expense of $0.4 million and $0.1 million for the three months ended June 30, 2002 and June 30, 2001, respectively.
(3)      Includes $0.8 million and $0.7 million of mall tenant  allowance  amortization  for the three months ended
         June 30, 2002 and June 30, 2001, respectively.
(4)      Includes  $0.6  million of mall tenant  allowance  amortization  for both the three  months ended June 30,
         2002 and June 30, 2001.
(5)      Amounts in this table may not add due to rounding.

                                                            Six Months Ended                 Six Months Ended
                                                              June 30, 2002                    June 30, 2001
                                                   -------------------------------    -----------------------------
                                                                         (in millions of dollars)

Income before discontinued operations,
  cumulative effect of change in
  accounting principle, and minority and
  preferred interests (1) (2)                                       11.1                           27.4
Funds from operations of discontinued operations                     3.2                            3.5
Depreciation and amortization (3)                                   40.9                           31.0
Share of Unconsolidated Joint Ventures'
   depreciation and amortization (4)                                17.2                           10.6
Charge related to technology investments                             8.1
Non-real estate depreciation                                        (1.4)                          (1.4)
Minority partners in consolidated joint ventures
   share of funds from operations                                   (1.6)                          (1.4)
Preferred dividends and distributions                              (12.8)                         (12.8)
                                                                   -----                          -----
Funds from Operations - TRG                                         64.7                           56.9
                                                                    ====                           ====
Funds from Operations allocable to TCO                              39.9                           34.9
                                                                    ====                           ====
(1)      Includes  gains on  peripheral  land sales of $4.2  million and $2.8 million for the six months ended June
         30, 2002 and June 30, 2001, respectively.
(2)      Includes net  non-cash  straightline  adjustments  to minimum rent revenue and ground rent expense of $1.0 million and $0.2 million for the six months ended June 30, 2002 and June 30, 2001, respectively.
(3)      Includes  $1.5 million and $1.3  million of mall tenant  allowance  amortization  for the six months ended
         June 30, 2002 and June 30, 2001, respectively.
(4)      Includes  $1.1 million and $1.0  million of mall tenant  allowance  amortization  for the six months ended
         June 30, 2002 and June 30, 2001, respectively.
(5)      Amounts in this table may not add due to rounding.

Reconciliation of Funds from Operations to Income

                                                                  Three Months Ended           Three Months Ended
                                                                     June 30, 2002                June 30, 2001
                                                              ------------------------      -----------------------
                                                                         (in millions of dollars)

Funds from Operations-TRG                                                32.0                         28.2

Charge related to technology investments                                 (8.1)

Depreciation adjustments:
   Consolidated Businesses' depreciation and amortization               (20.2)                       (14.5)
   Minority partners in consolidated joint ventures
      share of depreciation and amortization                              1.2                          1.1
   Depreciation of TCO's additional basis                                 1.9                          1.9
   Non-real estate depreciation                                           0.7                          0.7
   Share of Unconsolidated Joint Ventures' depreciation and
     amortization                                                        (7.7)                        (5.2)
Discontinued operations' funds from operations                           (1.0)                        (1.6)
                                                                         ----                         ----
Income (loss) from continuing operations allocable to
  TRG unitholders                                                        (1.3)                        10.6
                                                                         ====                         ====

TCO's ownership share of income (loss) of TRG (1)                        (0.8)                         6.5
TCO basis differences-
   Depreciation of TCO's additional basis                                (1.9)                        (1.9)
                                                                         ----                         ----
Income (loss) before distributions in excess of earnings
  allocable to minority interest - TCO                                   (2.6)                         4.5
Distributions in excess of earnings allocable to minority
  interest                                                               (3.1)                        (3.5)
                                                                         ----                         ----
Income (loss) from continuing operations allocable to TCO
  common shareowners                                                     (5.8)                         1.1
                                                                         ====                         ====

(1)      TCO's average  ownership of TRG was  approximately  61.8% and 61.4% during the three months ended June 30,
         2002 and 2001.
(2)      Amounts in this table may not add due to rounding.

                                                                   Six Months Ended             Six Months Ended
                                                                     June 30, 2002                June 30, 2001
                                                              ------------------------      -----------------------
                                                                         (in millions of dollars)

Funds from Operations-TRG                                                64.7                         56.9

Charge related to technology investments                                 (8.1)

Depreciation adjustments:
   Consolidated Businesses' depreciation and amortization               (40.9)                       (31.0)
   Minority partners in consolidated joint ventures
      share of depreciation and amortization                              2.3                          2.0
   Depreciation of TCO's additional basis                                 3.8                          3.8
   Non-real estate depreciation                                           1.4                          1.4
   Share of Unconsolidated Joint Ventures' depreciation and
     amortization                                                       (17.2)                       (10.6)
Discontinued operations' funds from operations                           (3.2)                        (3.5)
                                                                         ----                         ----
Income from continuing operations allocable to TRG unitholders            2.7                         19.0
                                                                         ====                         ====

TCO's ownership share of income of TRG (1)                                1.7                         11.4
TCO basis differences-
   Depreciation of TCO's additional basis                                (3.8)                        (3.8)
                                                                         ----                         ----
Income (loss) before distributions in excess of earnings
  allocable to minority interest - TCO                                   (2.1)                         7.6
Distributions in excess of earnings allocable to minority
  interest                                                               (6.8)                       (11.0)
                                                                         ----                         ----
Loss from continuing operations allocable to TCO common
  shareowners                                                            (8.8)                        (3.4)
                                                                         ====                         ====

(1)      TCO's  average  ownership  of TRG was  approximately  61.7% and 61.4% during the six months ended June 30,
         2002 and 2001.
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

   On May 30, 2002, the Company  declared a quarterly  dividend of $0.255 per common share payable July 22, 2002 to shareowners of record on July 1, 2002.  The Board of Directors  also declared a quarterly  dividend of $0.51875 per share on the Company's 8.3% Series A Preferred Stock for the quarterly  dividend period ended June 30, 2002,  which was paid on July 1, 2002 to shareowners of record on June 20, 2002.

   The Company  previously  reported its estimate of the tax status of total 2002 common dividends  declared and to be declared,  assuming  continuation  of a $0.255 per common share  quarterly  dividend,  to be  approximately  28%
return of  capital  and 72% of  ordinary  income.  The tax status of total  2002  dividends  to be paid on Series A
Preferred  Stock was estimated to be 100% ordinary  income.  The effects on the tax status of dividends of the 2002 acquisitions and dispositions and other transactions are currently being determined.  Certain  significant  factors could cause actual results to differ  materially,  including:  1) the amount of dividends  declared,  2) changes in the Company's  share of anticipated  taxable income of the Operating  Partnership  due to the actual results of the
Operating  Partnership,  3) changes in the number of the Company's  outstanding shares, 4) property acquisitions or dispositions,  5) financing transactions,  including refinancing of existing debt, 6) changes in interest rates, 7)
amount and nature of development activities, and 8) changes in the tax laws or their application.

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

Capital Spending

   Capital  spending for routine  maintenance  of the shopping  centers is generally  recovered  from tenants.  The following table summarizes  capital  spending  through June 30, 2002 that is not recovered from tenants.  The table
excludes   acquisitions  of  interests  in  operating  centers  (see  Results  of  Operations  -  Acquisitions  and
Dispositions).

                                                        For the Six Months Ended June 30, 2002
                                          -------------------------------------------------------------------------
                                                                                     Beneficial Interest in
                                                                Unconsolidated       Consolidated Businesses
                                             Consolidated            Joint             and Unconsolidated
                                              Businesses         Ventures (1)         Joint Ventures (1)(2)
                                          -------------------------------------------------------------------------
                                                           (in millions of dollars)

Development, renovation, and expansion:
   Existing centers                               3.5                  (1.4)                    2.8
   New centers                                   26.7 (3)              34.7  (4)               44.4
   Pre-construction development activities,
     net of charge to operations                  4.3                                           4.3
   Mall tenant allowances (5)                     2.4                   2.3                     3.4
   Corporate office improvements
     and equipment                                1.4                                           1.4
   Other                                          0.7                   0.1                     0.7
                                                 ----                  ----                    ----
Total                                            39.0                  35.7                    57.0
                                                 ====                  ====                    ====

(1)      Costs are net of intercompany profits.
(2)      Primarily  includes the Operating  Partnership's  share of construction costs for Stony Point Fashion Park and The Mall at Millenia (a 50% owned unconsolidated joint venture).
(3)      Primarily includes costs related to Stony Point Fashion Park.
(4)      Primarily includes costs related to The Mall at Millenia.
(5)      Excludes tenant allowances for the new centers.

   For the six months ended June 30, 2002,  in addition to the costs above,  the Company  incurred its $4.0 million share of capitalized  leasing costs and its $1.4 million share of repair and asset  replacement  costs that will be reimbursed  by tenants.  Also during  this  period,  the  Company  was  reimbursed  by tenants for $2.9  million of capitalizable  expenditures of  prior  periods. The  expenditures  reimbursable  by  the  tenants and  the  related reimbursements are classified as recoverable expenses and expense recoveries, respectively, and both  are  included in the Company's Funds from Operations.

   The  following  table  summarizes  planned  capital  spending  for the entire  year of 2002  (including  amounts described in the table above) that is not recovered  from tenants.  The table  excludes  acquisitions  of interests in operating centers (see Results of Operations - Acquisitions and Dispositions).

                                                                     2002
                                          -------------------------------------------------------------------------
                                                                                     Beneficial Interest in
                                                                Unconsolidated       Consolidated Businesses
                                             Consolidated            Joint             and Unconsolidated
                                              Businesses         Ventures (1)         Joint Ventures (1)(2)
                                          -------------------------------------------------------------------------
                                                           (in millions of dollars)

Development, renovation, and expansion           49.6 (3)             99.3 (4)                 99.3
Mall tenant allowances (5)                        9.6                 16.3                     17.4
Pre-construction development and other            8.0                  0.3                      8.1
                                                 ----                -----                    -----
Total                                            67.2                115.9                    124.8
                                                 ====                =====                    =====

(1)      Costs are net of intercompany profits.
(2)      Primarily  includes the Operating  Partnership's  share of construction  costs for The Mall at Millenia (a
         50% owned unconsolidated joint venture) and Stony Point Fashion Park.
(3)      Primarily includes costs related to Stony Point Fashion Park.
(4)      Primarily includes costs related to The Mall at Millenia.
(5)      Excludes tenant allowances for the new centers.

   The Operating  Partnership has entered into a 50%-owned joint venture to develop The Mall at Millenia  currently under  construction in Orlando,  Florida.  This project is expected to cost  approximately $200 million and open in
October  2002.  The Mall at Millenia  will be anchored by  Bloomingdale's,  Macy's,  and Neiman  Marcus.  Currently
there are fully  executed  leases on over 80% of the tenant space and leases out for signature on  over  15% of the tenant  space.  The  Company  expects  the  center  to  be  between  75%  to  80%  occupied  at  opening,  with 90%
occupancy  anticipated  by the  beginning  of December  2002.  The Company  expects to achieve an 11% return of the project at stabilization, which is anticipated to be in 2003.

   Stony Point Fashion Park, a new 690,000 square foot open-air center under  construction  in Richmond,  Virginia, will be anchored by Dillard's,  Saks, and Galyan's.  The center,  scheduled to open in September  2003, is expected to cost  approximately  $115 million.  Currently,  30% of the available tenant space has fully executed leases.  An additional  30% of tenant space is committed  with leases out for signature  and an additional  28% of tenant space is under negotiation.

   The  Company's  approximately  $26 million  balance of  development  pre-construction  costs as of June 30, 2002 consists  primarily of costs relating to its Oyster Bay project in Syosset,  New York.  Both Neiman Marcus and Lord
& Taylor  have made  announcements  committing  to the  project.  Although  the  Company  still needs to obtain the necessary  zoning  approvals  to move forward with the  project,  the Company is  encouraged  by the New York State
Supreme  Court's recent decision to annul the  unfavorable  zoning actions of the Oyster Bay Town Board.  While the
Company expects continued success with ongoing  litigation,  the process may not be resolved in the near future. In addition,  if the litigation is unsuccessful,  the Company would expect to recover substantially less than its cost in this project under possible alternative uses for the site.

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

   The  Operating  Partnership  anticipates  that its  share of costs  for  development  projects  scheduled  to be completed  in 2003 will be as much as $80  million in 2003.  Estimates  of future  capital  spending  include  only projects  approved by the Company's  Board of Directors  and,  consequently,  estimates will change as new projects are approved.  Estimates  regarding  capital  expenditures,  occupancy,  and returns on new developments  presented above are  forward-looking  statements  and certain  significant  factors could cause the actual  results to differ materially,  including  but  not  limited  to:  1)  actual  results  of  negotiations  with  anchors,  tenants  and contractors,  2) changes in the scope and number of  projects,  3) cost  overruns,  4) timing of  expenditures,  5)
financing  considerations,  6) actual time to complete  projects,  7) changes in economic  climate,  8) competition from others attracting tenants and customers,  9) increases in operating costs, 10) timing of tenant openings,  and
11) early lease terminations and bankruptcies.

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

   Based on a market value at June 30, 2002 of $15.25 per common  share,  the  aggregate  value of interests in the
Operating  Partnership that may be tendered under the Cash Tender  Agreement was  approximately  $376 million.  The purchase of these  interests at June 30, 2002 would have resulted in the Company  owning an additional 30% interest in the Operating Partnership.

                                                      PART II

                                                 OTHER INFORMATION

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

   The  information  required by this item is included  in this report at Item 2 under the caption  "Liquidity  and
Capital Resources - Sensitivity Analysis".

Item 4.  Submission of Matters to a Vote of Security Holders

   On May 30, 2002, the Company held its annual meeting of shareholders.  The matters on which  shareholders  voted were: the election of two directors to serve a three year term, and the  ratification  of the Board's  selection of
Deloitte & Touche LLP as the  Company's  independent  auditors  for the year ended  December  31,  2002.  Robert S.
Taubman and Lisa A. Payne were re-elected at the meeting,  and the six remaining  incumbent  directors continued to hold office after the meeting.  The shareholders  ratified the selection of the independent  auditors.  The results of the voting are shown below:

                                               ELECTION OF DIRECTORS

         NOMINEES                   VOTES FOR                 VOTES WITHHELD

         Robert S. Taubman          54,792,572                  17,460,754

         Lisa A. Payne              72,176,216                      77,110

   In May 2002,  Institutional  Shareholder Services issued a report recommending  shareholders withhold votes from
Robert S. Taubman for standing as an insider on the Nominating Committee of the Company's Board of Directors.

                                             RATIFICATION OF AUDITORS

                    71,265,573              Votes were cast for ratification;

                       965,243              Votes were cast against ratification; and

                      22,510                Votes abstained (including broker non-votes).

Item 5.  Other Information

   None.

Item 6.  Exhibits and Reports on Form 8-K

a)       Exhibits

                   10 (a)  --   Amended and Restated Agreement of Partnership of Sunvalley Associates, a
                                California general partnership.

                   10 (b)  --   First Amendment to the Second  Amendment and Restatement of  Agreement  of  Limited
                                Partnership of the Taubman Realty  Group Limited  Partnership  dated  September 30,
                                1998.

                   12      --   Statement Re:  Computation of Taubman  Centers,  Inc. Ratio of Earnings to Combined
                                Fixed Charges and Preferred Dividends and Distributions.

                   99 (a)  --   Debt Maturity Schedule

                   99 (b)  --   Debt Maturity Schedule

               b)  Current Reports on Form 8-K.

                   None

                                                    SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                       TAUBMAN CENTERS, INC.

Date:        August 13, 2002                                  By:  /s/ Lisa A. Payne
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

