Form 10-Q/A
period 2002-06-30
TAUBMAN CENTERS INC
filed 2002-08-14
CIK 890319

                                         SECURITIES AND EXCHANGE COMMISSION
                                               Washington, D.C. 20549

                                                      Form 10-Q/A

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

                                           PART 1. FINANCIAL INFORMATION

   This  amendment  to Form 10-Q for the period ended June 30, 2002 is being filed to update Note 9 of the Notes to
Consolidated  Financial  Statements  with  respect to a lawsuit  that was  received  by the Company on the date the
Form 10-Q was  filed.  Also,  a cross  reference  to Note 9 was made in  Management's  Discussion  of  Analysis  of
Financial Condition and Results of Operations - Results of Operations - New Center Openings.

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
Assuming this  transaction  occurs as anticipated  during the third quarter of 2002, it would result in the Company
acquiring  the  additional  interest  in  Dolphin  for   approximately   the joint  venture  partner's share of the
partnership debt and other  obligations.  The Company expects that its total  investment  in Dolphin Mall,  at that point, will be approximately $268 million (Note 9).

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

   On August 13,  2002,  the Company  received a complaint  naming it as a defendant  in a lawsuit  brought by SREG
Dolphin Mall,  Inc., the Company's  Partner in Dolphin Mall,  seeking  damages in excess of $40 million for alleged breaches  by the  Company  of  the  Second  Amended  Partnership  Agreement  of  Dolphin  Mall  Associates  Limited
Partnership.  The Company  believes the allegations in the complaint are without merit and will  vigorously  defend the lawsuit.  Since the lawsuit is in its  preliminary  stages,  no predictions  can be made at this time as to its ultimate outcome.

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
Assuming this  transaction  occurs as anticipated  during the third quarter of 2002, it would result in the Company
acquiring  the  additional  interest  in  Dolphin  for   approximately   the joint  venture  partner's share of the
partnership debt and other  obligations.  The Company expects that its total  investment in Dolphin Mall,  at  that point, will be approximately $268 million (Note 9 to Consolidated Financial Statements).

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

                                                                       TAUBMAN CENTERS, INC.

Date:        August 14, 2002                                  By:  /s/ Lisa A. Payne
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

