Form 10-Q
period 2002-09-30
TAUBMAN CENTERS INC
filed 2002-11-12
CIK 890319

                                         SECURITIES AND EXCHANGE COMMISSION
                                               Washington, D.C. 20549

                                                      Form 10-Q

                                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                       OF THE SECURITIES EXCHANGE ACT OF 1934

                                      For the Quarter Ended: September 30, 2002
                                            Commission File No.  1-11530

                                               Taubman Centers, Inc.
                 --------------------------------------------------------------------------------------
                               (Exact name of registrant as specified in its charter)

      Michigan                                                                   38-2033632
      ------------------------------------------------        -----------------------------------------------------
      (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                          Identification No.)

      200 East Long Lake Road, Suite 300, P.O. Box 200, Bloomfield Hills, Michigan               48303-0200
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

         As of November 11, 2002,  there were  outstanding  51,419,244  shares of the Company's common  stock,  par value $0.01 per share.

                                           PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

The following  consolidated  financial  statements of Taubman Centers,  Inc. (the Company) are provided pursuant to the requirements of this item.

Consolidated Balance Sheet as of September 30, 2002 and December 31, 2001.................................  2
Consolidated Statement of Operations and Comprehensive Income for the three months ended
   September 30, 2002 and 2001............................................................................  3
Consolidated Statement of Operations and Comprehensive Income for the nine months ended

                                               TAUBMAN CENTERS, INC.

                                            CONSOLIDATED BALANCE SHEET
                                         (in thousands, except share data)

                                                                             September 30          December 31
                                                                             ------------          -----------
                                                                                 2002                 2001
                                                                                 ----                 ----
Assets:
   Properties                                                              $   2,161,916         $   2,194,717
   Accumulated depreciation and amortization                                    (376,439)             (337,567)
                                                                           -------------         -------------
                                                                           $   1,785,477         $   1,857,150
   Investment in Unconsolidated Joint Ventures (Note 6)                          117,137               148,801
   Cash and cash equivalents                                                      19,908                27,789
   Accounts and notes receivable, less allowance
     for doubtful accounts of $6,766 and $5,345 in
     2002 and 2001                                                                33,166                35,734
   Accounts and notes receivable from related parties                             13,061                20,645
   Deferred charges and other assets                                              41,503                51,320
                                                                           -------------         -------------
                                                                           $   2,010,252         $   2,141,439
                                                                           =============         =============
Liabilities:
   Notes payable                                                           $   1,367,494         $   1,423,241
   Accounts payable and accrued liabilities                                      150,390               181,912
   Dividends and distributions payable                                            13,085                12,937
                                                                           -------------         -------------
                                                                           $   1,530,969         $   1,618,090

Commitments and Contingencies (Note 9)

Preferred Equity of TRG (Note 1)                                           $      97,275         $      97,275

Partners' Equity of TRG allocable to minority partners (Note 1)

Shareowners' Equity:
   Series A Cumulative Redeemable Preferred Stock,
      $0.01 par value, 8,000,000 shares authorized,
      $200 million liquidation preference,
      8,000,000 shares issued and outstanding at
      September 30, 2002 and December 31, 2001                             $          80         $          80
   Series B Non-Participating Convertible Preferred Stock,
      $0.001 par and liquidation value, 40,000,000 shares
      authorized and 31,767,066 shares issued and
      outstanding at September 30, 2002 and December 31, 2001                         32                    32
   Series C Cumulative Redeemable Preferred Stock,
      $0.01 par value, 2,000,000 shares authorized, $75 million
      liquidation preference, none issued
   Series D Cumulative Redeemable Preferred Stock,
      $0.01 par value, 250,000 shares authorized, $25 million
      liquidation preference, none issued
   Common Stock, $0.01 par value, 250,000,000 shares
      authorized,  51,314,492  and  50,734,984 issued and
      outstanding at September 30, 2002 and December 31, 2001                        513                   507
   Additional paid-in capital                                                    680,691               673,043
   Accumulated other comprehensive income (Notes 2 and 5)                        (14,875)               (3,119)
   Dividends in excess of net income                                            (284,433)             (244,469)
                                                                           -------------         -------------
                                                                           $     382,008         $     426,074
                                                                           -------------         -------------
                                                                           $   2,010,252         $   2,141,439
                                                                           =============         =============

                                  See notes to consolidated financial statements.

                                               TAUBMAN CENTERS, INC.

                           CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                                         (in thousands, except share data)

                                                                              Three Months Ended September 30
                                                                              -------------------------------
                                                                                2002                  2001
                                                                                ----                  ----

Income:
   Minimum rents                                                           $      48,536         $      41,348
   Percentage rents                                                                  275                   480
   Expense recoveries                                                             31,972                24,050
   Revenues from management, leasing and
     development services                                                          5,576                 6,563
   Other                                                                           9,798                 5,847
                                                                           -------------         -------------
                                                                           $      96,157         $      78,288
                                                                           -------------         -------------
Operating Expenses:
   Recoverable expenses                                                    $      28,237         $      21,391
   Other operating                                                                 8,090                 7,502
   Management, leasing and development services                                    4,594                 4,794
   General and administrative                                                      4,434                 4,906
   Interest expense                                                               20,031                17,208
   Depreciation and amortization                                                  20,160                16,247
                                                                           -------------         -------------
                                                                           $      85,546         $      72,048
                                                                           -------------         -------------
Income before equity in income of Unconsolidated
   Joint Ventures, discontinued operations, and minority
   and preferred interests                                                 $      10,611         $       6,240
Equity in income of Unconsolidated Joint Ventures (Note 6)                         5,761                 4,788
                                                                           -------------         -------------
Income before discontinued operations and minority and
   preferred interests                                                     $      16,372         $      11,028
Discontinued operations (Note 3)                                                                         1,267
                                                                           -------------         -------------
Income before minority and preferred interests                             $      16,372         $      12,295
Minority interest in consolidated joint ventures                                     (34)                  644
Minority interest in TRG:
   TRG income allocable to minority partners                                      (4,504)               (3,229)
   Distributions in excess of earnings allocable to minority partners             (3,677)               (4,664)
TRG Series C and D preferred distributions (Note 1)                               (2,250)               (2,250)
                                                                           -------------         -------------
Net income                                                                 $       5,907         $       2,796
Series A preferred dividends                                                      (4,150)               (4,150)
                                                                           -------------         -------------
Net income (loss) allocable to common shareowners                          $       1,757         $      (1,354)
                                                                           =============         =============

Net income                                                                 $       5,907         $       2,796
Other comprehensive income (loss) (Notes 2 and 5):
   Loss on interest rate instruments                                              (6,307)               (3,366)
   Unrealized gain on marketable equity securities                                   264
   Reclassification adjustment for amounts recognized in net income                  270                   106
                                                                           -------------         -------------
Comprehensive income (loss)                                                $         134         $        (464)
                                                                           =============         =============

Basic income (loss) per common share (Note 10):
   Income (loss) from continuing operations                                $        0.03         $      (0.04)
                                                                           =============         =============
   Net income (loss)                                                       $        0.03         $      (0.03)
                                                                           =============         =============

Diluted income (loss) per common share (Note 10):
   Income (loss) from continuing operations                                $        0.03         $      (0.04)
                                                                           =============         =============
   Net income (loss)                                                       $        0.03         $      (0.03)
                                                                           =============         =============

Cash dividends declared per common share                                   $        .255         $         .25
                                                                           =============         =============

Weighted average number of common shares outstanding                          51,194,177            50,987,512
                                                                           =============         =============

                                  See notes to consolidated financial statements.

                                               TAUBMAN CENTERS, INC.

                           CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                                         (in thousands, except share data)

                                                                              Nine Months Ended September 30
                                                                              ------------------------------
                                                                                2002                  2001
                                                                                ----                  ----

Income:
   Minimum rents                                                           $     142,025         $     118,039
   Percentage rents                                                                1,969                 2,398
   Expense recoveries                                                             89,368                72,233
   Revenues from management, leasing and
     development services                                                         16,439                19,020
   Other                                                                          23,049                21,354
                                                                           -------------         -------------
                                                                           $     272,850         $     233,044
                                                                           -------------         -------------
Operating Expenses:
   Recoverable expenses                                                    $      77,528         $      62,469
   Other operating                                                                24,397                23,602
   Charge related to technology investments (Note 5)                               8,125
   Management, leasing and development services                                   14,638                14,224
   General and administrative                                                     14,799                14,523
   Interest expense                                                               61,424                47,388
   Depreciation and amortization                                                  61,081                47,284
                                                                           -------------         -------------
                                                                           $     261,992         $     209,490
                                                                           -------------         -------------
Income before equity in income of Unconsolidated
   Joint Ventures, discontinued operations, cumulative effect  of
   change in accounting principle and minority and preferred interests     $      10,858         $      23,554
Equity in income before cumulative effect of change in
   accounting principle of Unconsolidated Joint Ventures (Note 6)                 16,638                14,859
                                                                           -------------         -------------
Income before discontinued operations, cumulative effect of change
   in accounting principle, and minority and preferred interests           $      27,496         $      38,413
Discontinued operations (Note 3):
   Income from operations                                                          2,723                 3,341
   Gain on disposition of interests in centers                                    12,024
Cumulative effect of change in accounting principle (Note 2)                                            (8,404)
                                                                           -------------         -------------
Income before minority and preferred interests                             $      42,243         $      33,350
Minority interest in consolidated joint ventures                                     612                 1,242
Minority interest in TRG:
   TRG income allocable to minority partners                                     (14,041)               (8,118)
   Distributions in excess of earnings allocable to minority partners            (10,445)              (15,667)
TRG Series C and D preferred distributions (Note 1)                               (6,750)               (6,750)
                                                                           -------------         -------------
Net income                                                                 $      11,619         $       4,057
Series A preferred dividends                                                     (12,450)              (12,450)
                                                                           -------------         -------------
Net loss allocable to common shareowners                                   $        (831)        $      (8,393)
                                                                           =============         =============

Net income                                                                 $      11,619         $       4,057
Other comprehensive income (loss) (Notes 2 and 5):
   Cumulative effect of change in accounting principle                                                    (779)
   Loss on interest rate instruments                                             (12,642)               (1,772)
   Unrealized gain on marketable equity securities                                   264
   Reclassification adjustment for amounts recognized in net income                  622                   311
                                                                           -------------         -------------
Comprehensive income (loss)                                                $        (137)        $       1,817
                                                                           =============         =============

Basic loss per common share (Note 10):
   Loss from continuing operations                                         $       (0.14)        $       (0.11)
                                                                           =============         =============
   Net loss                                                                $       (0.02)        $       (0.17)
                                                                           =============         =============

Diluted loss per common share (Note 10):
   Loss from continuing operations                                         $       (0.14)        $       (0.11)
                                                                           =============         =============
   Net loss                                                                $       (0.03)        $       (0.17)
                                                                           =============         =============

Cash dividends declared per common share                                   $        .765         $         .75
                                                                           =============         =============

Weighted average number of common shares outstanding                          51,052,528            50,526,117
                                                                           =============         =============

                                  See notes to consolidated financial statements.

                                               TAUBMAN CENTERS, INC.

                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                                  (in thousands)

                                                                               Nine Months Ended September 30
                                                                              -------------------------------
                                                                                 2002                2001
                                                                                 ----                ----
Cash Flows from Operating Activities:
   Income before minority and preferred interests                          $      42,243         $      33,350
   Adjustments to reconcile income before
    minority and preferred interests to net cash
    provided by operating activities:
      Depreciation and amortization of continuing operations                      61,081                47,284
      Depreciation and amortization of discontinued operations                       461                 2,136
      Charge related to technology investments                                     8,125
      Provision for losses on accounts receivable                                  3,410                 2,386
      Gains on sales of land                                                      (7,463)               (3,604)
      Gain on disposition of interests in centers                                (12,024)
      Cumulative effect of change in accounting principle                                                8,404
      Other                                                                        1,948                 2,674
      Increase (decrease) in cash attributable to changes
       in assets and liabilities:
        Receivables, deferred charges and other assets                            (2,995)               (2,551)
        Accounts payable and other liabilities                                   (14,592)               (6,560)
                                                                           -------------         -------------
Net Cash Provided By Operating Activities                                  $      80,194         $      83,519
                                                                           -------------         -------------

Cash Flows from Investing Activities:
   Additions to properties                                                 $     (71,954)        $    (171,534)
   Proceeds from sales of land                                                    13,316                 7,072
   Investment in technology businesses                                            (4,090)               (3,265)
   Dividend received from technology investment                                    3,090
   Net proceeds from dispositions of interests in centers                         76,446
   Acquisition of interests in Unconsolidated Joint Ventures                     (45,203)
   Contributions to Unconsolidated Joint Ventures                                                      (52,695)
   Distributions from Unconsolidated Joint Ventures
     in excess of income before cumulative effect of change
     in accounting principle                                                      73,523                14,064
                                                                           -------------         -------------
Net Cash Provided By (Used In) Investing Activities                        $      45,128         $    (206,358)
                                                                           -------------         -------------

Cash Flows from Financing Activities:
   Debt proceeds                                                           $      40,831         $     231,547
   Debt payments                                                                 (96,578)              (20,465)
   Debt issuance costs                                                            (1,433)               (3,284)
   Repurchases of common stock                                                                         (21,278)
   Issuance of stock pursuant to Continuing Offer                                  6,646                12,543
   Distributions to minority and preferred interests                             (31,236)              (28,285)
   Cash dividends to Series A preferred shareowners                              (12,450)               (8,300)
   Cash dividends to common shareowners                                          (38,983)              (38,007)
                                                                           -------------         -------------
Net Cash Provided By (Used In) Financing Activities                        $    (133,203)        $     124,471
                                                                           -------------         -------------

Net Increase (Decrease) in Cash and Cash Equivalents                       $      (7,881)        $       1,632

Cash and Cash Equivalents at Beginning of Period                                  27,789                18,842
                                                                           -------------         -------------

Cash and Cash Equivalents at End of Period                                 $      19,908         $      20,474
                                                                           =============         =============

                                  See notes to consolidated financial statements.

                                                TAUBMAN CENTERS, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Interim Financial Statements

   Taubman  Centers,  Inc. (the Company or TCO), a real estate  investment  trust, or REIT, is the managing general partner of The Taubman  Realty  Group  Limited  Partnership  (the  Operating  Partnership  or TRG).  The  Operating
Partnership  is  an  operating  subsidiary  that  engages  in  the  ownership,  management,  leasing,  acquisition,
development,   and  expansion  of  regional  retail  shopping   centers  and  interests   therein.   The  Operating
Partnership's  owned  portfolio as of September  30, 2002 included 19 urban and suburban  shopping  centers in nine states.  Also,  The Mall at Millenia  opened in Orlando,  Florida in October 2002.  An  additional  center is under construction in Virginia.

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

   At September 30, 2002, the Operating  Partnership's  equity  included three classes of preferred  equity (Series
A, C, and D) and the net equity of the  partnership  unitholders.  Net income and  distributions  of the  Operating
Partnership are allocable first to the preferred  equity  interests,  and the remaining  amounts to the general and limited  partners  in the  Operating  Partnership  in  accordance  with their  percentage  ownership.  The Series A
Preferred  Equity is owned by the Company and is eliminated in  consolidation.  The Series C and Series D Preferred
Equity are owned by institutional  investors and have a fixed 9% coupon rate, no stated maturity,  sinking fund, or mandatory redemption requirements.

   Because the net equity of the  partnership  unitholders  is less than zero,  the interest of the  noncontrolling unitholders  is presented as a zero  balance in the balance  sheet as of September  30, 2002 and December 31, 2001.
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

   The  Company's  ownership in the  Operating  Partnership  at September  30, 2002  consisted of a 61.9%  managing general partnership  interest,  as well as the Series A Preferred Equity interest.  The Company's average ownership percentage in the Operating  Partnership  for the three months ended  September 30, 2002 and 2001 was 61.8% in both periods.  During the nine months ended  September 30, 2002,  the Company's  ownership in the Operating  Partnership increased to 61.9% due to  additional  interests  acquired in  connection  with the  Continuing  Offer (Note 9). At
September 30, 2002, the Operating  Partnership had 83,081,558 units of partnership interest  outstanding,  of which the Company  owned  51,314,492.  Included in the total units  outstanding  are 174,058  units issued in  connection
with  the  1999  acquisition  of  Lord  Associates  that  currently  do  not  receive   allocations  of  income  or
distributions.

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

   In addition to the  transition  adjustment in first quarter 2001,  the Company  recognized in earnings its share of net unrealized  gains  (losses) of $1.0 million and $(1.0)  million during the three months ended  September 30,
2002 and 2001,  and $2.8  million and $(3.5)  million  during the nine months  ended  September  30, 2002 and 2001, respectively,  due to changes in interest rates and the resulting  changes in value of the Company's  interest rate agreements.  Of these amounts,  the changes in value of the Dolphin swap agreement were  approximately $1.0 million and $(0.9) million  during the three months ended  September 30, 2002 and 2001, and $3.0 million and $(3.1) million during the nine months ended  September 30, 2002 and 2001.  The remainder  represents  the changes in time value of other instruments.

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

   As of September 30, 2002, the Company had $6.3 million of net realized  losses  included in Accumulated OCI that are being recognized as interest expense over the term of the hedged debt, as follows:

     Hedged Items                            OCI Amounts      Recognition Period
     ------------                            -----------      ------------------
                                           (in thousands)

     Regency Square financing               $    2,548        November 2001 through October 2011
     Dolphin Mall construction facility             43        January 2001 through October 2002
     Westfarms refinancing                       3,662        July 2002 through July 2012
                                            ----------
                                            $    6,253
                                            ==========

   Additionally,  as of September  30,  2002,  the Company had $8.9 million of net  unrealized  losses  included in
Accumulated OCI that will be recognized as interest expense over the effective  periods of the swap agreements,  as follows:

     Hedged Items                            OCI Amounts      Recognition Period
     ------------                            -----------      ------------------
                                           (in thousands)

     $275 million line of credit            $    2,481        November 2002 through October 2003
     The Shops at Willow Bend
       construction facility                     3,179        November 2002 through June 2004
     The Mall at Wellington Green
       construction facility                     3,226        October 2002 through April 2005
                                            ----------
                                            $    8,886
                                            ==========

   The Company expects that  approximately  $5.8 million will be reclassified  from  Accumulated OCI and recognized as a reduction of earnings during the next twelve months.

                                               TAUBMAN CENTERS, INC.
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 3 - Acquisitions and Dispositions

   In May  2002,  the  Operating  Partnership  acquired  for $88  million a 50%  general  partnership  interest  in
SunValley  Associates,  a  California  general  partnership  that owns the  Sunvalley  shopping  center  located in
Concord,  California.  The $88 million  purchase price consisted of $28 million of cash and $60 million of existing debt that  encumbered the property.  The center is also subject to a ground lease that expires in 2061. The Manager has managed the property  since its  development  and will continue to do so.  Although the  Operating  Partnership purchased  its interest in Sunvalley  from an  unrelated  third party,  the other 50% partner in the property is an entity owned and controlled by Mr. A. Alfred Taubman, the Company's largest shareholder.

   Also in May 2002, the Company  purchased an additional  interest in Arizona Mills for  approximately $14 million in cash plus the $19 million share of the debt that  encumbers the property.  The Company has a 50% interest in the center as of the purchase date.

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

   The Company  used the net proceeds  from the sales of Paseo Nuevo and La Cumbre  Plaza to fund the  acquisitions of Sunvalley and Arizona Mills and to pay down borrowings under the Company's lines of credit.

   In October  2002,  the Company  acquired  the  additional  50%  interest in Dolphin  Mall (Note 12 -  Subsequent
Events).

Note 4 - Income Taxes

   The Company's Taxable REIT  Subsidiaries are subject to corporate level income taxes,  which are provided for in the  Company's  financial  statements.  The  Company's  deferred tax assets and  liabilities  reflect the impact of temporary  differences  between the amounts of assets and  liabilities  for  financial  reporting  purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced,  if necessary,  by a valuation  allowance  to the amount  where  realization  is more  likely  than not assured  after  considering  all
available  evidence.   The  Company's  temporary   differences   primarily  relate  to  deferred  compensation  and
depreciation.  During the nine months ended  September  30, 2002,  utilization  of a deferred tax asset reduced the
Company's  federal  income tax expense to zero. As of September 30, 2002,  the Company had a net deferred tax asset of $4.4 million, after a valuation allowance of $8.2 million.

                                               TAUBMAN CENTERS, INC.
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 5 - Investments in Technology Businesses

   The Company owned an approximately  6.8% interest in MerchantWired,  LLC, a service company  originally  created to provide  internet  and network  infrastructure  to shopping  centers and  retailers  that ceased  operations  in
September  2002.  During the nine months  ended  September  30,  2002 and 2001,  the  Company  recognized  its $1.8 million and $1.6 million share of  MerchantWired's  operating  losses,  respectively.  During the second quarter of
2002,  the Company  invested an  additional  $4.1 million to satisfy the Company's  guarantees  of  MerchantWired's obligations and recorded a charge to write-off its remaining $5.8 million balance of its MerchantWired investment.

   The Company has an investment in  Fashionmall.com,  Inc., an e-commerce company originally  organized to market, promote,  advertise,  and sell fashion  apparel and related  accessories  and products over the internet.  In 2001,
Fashionmall.com  significantly  scaled back its  operations  in  response to  decreasing  revenues  and  e-commerce development  opportunities,  leading  its  management  to  conclude  that it should  seek  alternative  uses of its significant cash  resources.  In light of such developments,  the Company converted its preferred  stock investment into 824,084 common shares in return for a commitment from  Fashionmall's  CEO and majority  shareholder that on or before December 31, 2002, Fashionmall will either consummate a transaction resulting in a value to its stockholders in excess of the value  deliverable to the  stockholders  upon its  liquidation,  consummate a plan of liquidation, or consummate  any other  transaction  that is reasonably  acceptable to the Company and the majority shareholder.

   Based upon the $3.92  trading price of the  stock on  the  day  the  preferred  investment  in  Fashionmall  was exchanged for common shares,  the Company  recognized  a $2.3  million  loss on its  investment  during  the second quarter.  After this charge,  the Company's  investment was $3.2 million at June 30, 2002. During the third quarter of 2002, the Company received  $3.1  million,  representing  a $3.75  dividend  per share paid by  Fashionmall.com, which  reduced  the  Company's  investment  to $0.1  million.  Additionally,  the Company  recorded  an  unrealized
holding gain of $0.3 million as a component of other  comprehensive  income  to  mark  its   investment to its $0.4
million  market value at September 30, 2002.

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

                                                                                            Ownership as of
         Unconsolidated Joint Venture               Shopping Center                       September 30, 2002
        ------------------------------              ----------------                     --------------------

        Arizona Mills, L.L.C. *                     Arizona Mills                                50%
        Dolphin Mall Associates                     Dolphin Mall                                 50 (Note 12)
           Limited Partnership
        Fairfax Company of Virginia, L.L.C.         Fair Oaks                                    50
        Forbes Taubman Orlando, L.L.C. *            The Mall at Millenia                         50
        Rich-Taubman Associates                     Stamford Town Center                         50
        SunValley Associates                        Sunvalley                                    50
        Tampa Westshore Associates                  International Plaza                          26
            Limited Partnership
        Taubman-Cherry Creek                        Cherry Creek                                 50
            Limited Partnership
        West Farms Associates                       Westfarms                                    79
        Woodland                                    Woodland                                     50

   In October 2002, The Mall at Millenia, a 1.2 million square foot center, opened in Orlando, Florida.

   In May 2002,  the Company  acquired an additional  13% interest in Arizona Mills and a 50% interest in Sunvalley
(Note 3).

   As of September 30, 2002, the Operating  Partnership has a preferred  investment in  International  Plaza of $17 million,  on which an annual  preferential  return of 8.25% will accrue. In addition to the preferred return on its investment,  the Operating  Partnership will receive a return of its preferred investment before any available cash will be utilized for distributions to non-preferred partners.

   The joint venture partner in Dolphin Mall exercised the buy/sell  provision in the joint  venture's  partnership agreement, and in October 2002, the Company acquired the joint venture partner's interest (Note 12).

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

   Combined  balance  sheet and  results  of  operations  information  are  presented  in the  following  table (in thousands) for the Unconsolidated Joint Ventures,  followed by the Operating  Partnership's  beneficial interest in the combined  information.  TRG's basis  adjustments  as of September  30, 2002 include $73 million and $11 million related to the  acquisitions of interests in Sunvalley and Arizona Mills (Note 3),  respectively,  representing the differences  between  the  acquisition  prices  and the book  values of the  ownership  interests  acquired.  These amounts will be  depreciated  over the remaining  useful lives of the  underlying  assets.  Beneficial  interest is calculated based on the Operating Partnership's ownership interest in each of the Unconsolidated Joint Ventures.

                                               TAUBMAN CENTERS, INC.
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                                                             September 30          December 31
                                                                             ------------          -----------
                                                                                 2002                 2001
                                                                                 ----                 ----
Assets:
   Properties                                                              $   1,552,094         $   1,367,082
   Accumulated depreciation and amortization                                    (291,120)             (220,201)
                                                                           -------------         -------------
                                                                           $   1,260,974         $   1,146,881
   Cash and cash equivalents                                                      25,006                30,664
   Accounts and notes receivable                                                  13,760                20,302
   Deferred charges and other assets                                              31,785                29,290
                                                                           -------------         -------------
                                                                           $   1,331,525         $   1,227,137
                                                                           =============         =============
Liabilities and partnership equity:
   Notes payable                                                           $   1,421,120         $   1,154,141
   Other liabilities                                                             134,345               109,247
   TRG's partnership equity (accumulated deficiency in assets)                  (112,843)                  903
   Unconsolidated Joint Venture Partners'
     accumulated deficiency in assets                                           (111,097)              (37,154)
                                                                           -------------         -------------
                                                                           $   1,331,525         $   1,227,137
                                                                           =============         =============

TRG's partnership equity (accumulated deficiency in
   assets) (above)                                                         $    (112,843)        $         903
TRG basis adjustments, including elimination of intercompany
   profit                                                                        106,971                22,612
TCO's additional basis                                                           123,009               125,286
                                                                           -------------         -------------
Investment in Unconsolidated Joint Ventures                                $     117,137         $     148,801
                                                                           =============         =============

                                                         Three Months Ended                Nine Months Ended
                                                            September 30                     September 30
                                                       ------------------------          -----------------------
                                                         2002            2001               2002           2001
                                                         ----            ----               ----           ----

Revenues                                             $    74,163      $    57,455       $   208,050     $   165,885
                                                     -----------      -----------       -----------     -----------
Recoverable and other operating expenses             $    31,113      $    20,558       $    81,268     $    58,964
Interest expense                                          20,683           18,740            58,415          54,900
Depreciation and amortization                             13,603           10,662            40,544          28,389
                                                     -----------      -----------       -----------     -----------
Total operating costs                                $    65,399      $    49,960       $   180,227     $   142,253
                                                     -----------      -----------       -----------     -----------
Income before cumulative effect of change
   in accounting principle                           $     8,764      $     7,495       $    27,823     $    23,632
Cumulative effect of change in accounting
   principle                                                                                                 (3,304)
                                                     -----------      -----------       -----------     -----------
Net income                                           $     8,764      $     7,495       $    27,823     $    20,328
                                                     ===========      ===========       ===========     ===========

Net income allocable to TRG                          $     4,449      $     4,045       $    15,085     $    10,935
Cumulative effect of change in accounting
   principle allocable to TRG                                                                                 1,612
Realized intercompany profit                               2,071            1,502             3,830           4,589
Depreciation of TCO's additional basis                      (759)            (759)           (2,277)         (2,277)
                                                     -----------      -----------       -----------     -----------
Equity in income before cumulative effect of
   change in accounting principle of
   Unconsolidated Joint Ventures                     $     5,761      $     4,788       $    16,638     $    14,859
                                                     ===========      ===========       ===========     ===========

Beneficial interest in Unconsolidated
  Joint Ventures' operations:
    Revenues less recoverable and other
      operating expenses                             $    26,595      $    20,843       $    73,470     $    60,549
    Interest expense                                     (10,780)          (9,713)          (29,574)        (28,772)
    Depreciation and amortization                        (10,054)          (6,342)          (27,258)        (16,918)
                                                     -----------      -----------       -----------     -----------
    Income before cumulative effect of change
      in accounting principle                        $     5,761      $     4,788       $    16,638     $    14,859
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
Proceeds  were used to pay off the existing  $155 million debt on Westfarms.  The  Operating  Partnership  used its
$37 million share of distributed excess proceeds to pay down its revolving credit facilities.

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

                                                              At 100%                          At Beneficial Interest
                                                 --------------------------------  -----------------------------------------------
                                                                   Unconsolidated                  Unconsolidated
                                                   Consolidated         Joint       Consolidated        Joint
                                                   Subsidiaries       Ventures      Subsidiaries      Ventures          Total
                                                 --------------------------------  -----------------------------------------------
                                                                            (in thousands of dollars)

Debt as of:
   September 30, 2002                               1,367,494           1,421,120      1,289,259          727,029      2,016,288
   December 31, 2001                                1,423,241           1,154,141      1,345,086          562,811      1,907,897

Capital Lease Obligations:
   September 30, 2002                                     231                  --            196               --            196
   December 31, 2001                                      304                  64            259               40            299

Capitalized Interest:
   Nine months ended September 30, 2002                 4,537               3,202          4,449            1,601          6,050
   Nine months ended September 30, 2001                22,234              13,883         21,975            5,634         27,609

Interest Expense:
   Nine months ended September 30, 2002                61,424              58,415         57,691           29,574         87,265
   Nine months ended September 30, 2001                47,388              54,900         43,594           28,772         72,366

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
These deferred option units will remain in a deferred  compensation  account until Mr. Taubman's  retirement or ten years from the date of exercise.  Beginning  with the ten year  anniversary  of the date of exercise,  the deferred partnership  units will be released in ten annual  installments.  In April 2002, Mr. Taubman  exercised options for
1.5 million  units by tendering  1.1 million  mature units and deferring the receipt of 0.4 million units under the unit option  deferral  election.  In  September  2002,  Mr.  Taubman  exercised  options  for 0.7 million  units by tendering 0.5 million  mature units and  deferring the receipt of 0.2 million units under the unit option  deferral election.  As the Company declares  distributions,  the deferred option units receive their  proportionate share of the distributions in the form of cash payments.

   Excluding the options  exercised by Mr. Taubman,  there were options for 579,508 units exercised during the nine months  ended  September  30, 2002 at an average  exercise  price of $11.47 per unit.  During the nine months ended
September 30, 2001,  options for  1,128,852  units were  exercised at a weighted  average price of $11.11 per unit.
There were no options  granted  during the nine months ended  September 30, 2002 and 2001.  There were 50,000 units cancelled  during the nine months  ended  September  30, 2002 and no units  cancelled  during the nine months ended
September  30,  2001.  As of September  30,  2002,  there were  options for 3.2 million  units  outstanding  with a weighted average exercise price of $11.54 per unit, all of which were vested.

   Currently,  options for 5.0 million  Operating  Partnership  units may be issued under the plan,  3.2 million of which  have  been  issued.  When  the  holder  of an  option  elects  to pay the  exercise  price  by  surrendering partnership  units,  only those units issued to the holder in excess of the number of units surrendered are counted for purposes of determining the remaining number of units available for future grants under the plan.

   For any future option  grants,  the Company  intends to recognize  compensation  expense based on the fair value method of FAS 123, "Accounting for Stock-Based Compensation."

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

   Based on a market value at September  30, 2002 of $14.23 per common share,  the aggregate  value of interests in the Operating  Partnership  that may be tendered under the Cash Tender  Agreement was  approximately  $351 million.
The purchase of these  interests at September 30, 2002 would have resulted in the Company  owning an additional 30%
interest in the Operating Partnership.

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

   Payments  of  principal  and  interest  on the loans in the  following  table are  guaranteed  by the  Operating
Partnership  as of  September  30,  2002.  All of the  loan  agreements  provide  for a  reduction  of the  amounts guaranteed as certain center performance and valuation criteria are met.

                                                      TRG's           Amount of
                                                   beneficial       loan balance      % of loan
                                                   interest in       guaranteed        balance        % of interest
                               Loan balance       loan balance         by TRG        guaranteed        guaranteed
Center                         as of 9/30/02      as of 9/30/02     as of 9/30/02      by TRG            by TRG
------                         -------------      -------------     -------------      ------            ------
                                         (in millions of dollars)
Dolphin Mall (1)                    189.0             94.5              94.5               50%             100%
Great Lakes Crossing                144.4            122.7             144.4              100%             100%
International Plaza                 188.0             49.8              94.0               50% (2)          50% (2)
The Mall at Millenia -
   construction loan                106.5             53.3              26.6               25%              25%
The Mall at Millenia - term loan      2.1              1.0               1.0               50%              50%
Stony Point Fashion Park             11.1             11.1              11.1              100%             100%
The Mall at Wellington Green        138.1            124.3             138.1              100%             100%
The Shops at Willow Bend            198.7            198.7             198.7              100%             100%

(1)  In October 2002,  the Company  acquired its joint  venture  partner's 50%  interest in  Dolphin  Mall and  the
     Operating  Partnership's  beneficial  interest in Dolphin debt  increased to the full loan balance,  which was paid down to $165 million.  There was no change to the percentages guaranteed by the Operating Partnership.
(2)  An investor in the  International  Plaza venture has indemnified  the Operating  Partnership to  the extent of
     25% of the amounts guaranteed.

   The Company has a $0.5 million  investment in Constellation  Real  Technologies LLC  (Constellation),  a company that forms and sponsors real estate related internet,  e-commerce, and telecommunications  enterprises. The Company has a capital  commitment  for  approximately  $0.8 million in funding for  Constellation,  although any additional contributions would be restricted to a maximum of $0.2 million in 2002 and $0.3 million in 2003.

                                                TAUBMAN CENTERS, INC.
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 10 - Earnings Per Share

   Basic  earnings per common share are  calculated by dividing  earnings  available to common  shareowners  by the average  number of common  shares  outstanding  during each  period.  For diluted  earnings per common  share,  the
Company's  ownership  interest in the Operating  Partnership  (and  therefore  earnings) are adjusted  assuming the exercise of all options for units of partnership interest under the Operating  Partnership's  incentive option plan having  exercise  prices less than the average market value of the units using the treasury  stock method.  Diluted earnings per share of future periods also reflect the net units deferred  under the unit option  deferral  election
(Note 8). For the three and nine months ended  September  30, 2001,  options for 0.2 million and 0.8 million  units of partnership  interest with average  exercise prices of $13.89 per unit and $13.30 per unit,  respectively,  were excluded  from the  computations  of diluted  earnings per unit  because the exercise  prices were greater than the average market prices for the periods  calculated.  There were no options  excluded from the computation of diluted earnings per unit for the three or nine months ended September 30, 2002.

                                                                   Three Months                    Nine Months
                                                                Ended September 30             Ended September 30
                                                            ---------------------------   ---------------------------
                                                                2002             2001          2002          2001
                                                                ----             ----          ----          ----
                                                                         (in thousands, except share data)
Income (loss) from continuing operations allocable to
  common shareowners (Numerator):
                                                                                    -
   Net income (loss) allocable to common
      shareowners                                           $     1,757    $    (1,354)   $      (831)   $     (8,393)
   Common shareowners' share of discontinued
      operations                                                                  (782)        (6,252)         (2,056)
   Common shareowners' share of cumulative effect
      of change in accounting principle                                                                         4,924
                                                            -----------    -----------     ----------    ------------
   Basic income (loss) from continuing operations           $     1,757    $    (2,136)    $   (7,083)   $     (5,525)
   Effect of dilutive options                                      (131)           (66)          (173)           (180)
                                                            -----------    -----------     ----------    ------------
   Diluted income (loss) from continuing operations         $     1,626    $    (2,202)    $   (7,256)   $     (5,705)
                                                            ===========    ===========     ==========    ============

Shares (Denominator) - basic and diluted                     51,194,177     50,987,512     51,052,528      50,526,117
                                                            ===========    ===========     ==========    ============

Income (loss) from continuing operations per
   common share - basic and diluted                         $       .03    $      (.04)    $     (.14)   $       (.11)
                                                            ===========    ===========     ==========    ============

Per share effects of discontinued operations and
   cumulative effect of change in accounting principle:
     Discontinued operations per common
       share-basic and diluted                                             $       .02     $      .12    $        .04
                                                                           ===========     ==========    ============
     Cumulative effect of change in accounting
      principle per common share - basic and diluted                                                     $       (.10)
                                                                                                         ============

                                                TAUBMAN CENTERS, INC.
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 11 - Cash Flow Disclosures and Noncash Investing and Financing Activities

   Interest on mortgage  notes and other loans paid during the nine months ended  September 30, 2002 and 2001,  net of amounts capitalized of $4.5 million and $22.2 million,  was $57.0 million and $43.0 million,  respectively.  The following  non-cash  investing and financing  activities  occurred  during the nine months ended September 30, 2002 and 2001:

                                                                             Nine Months ended September 30
                                                                             ------------------------------
                                                                                2002                  2001
                                                                                ----                  ----
                                                                                      (in thousands)

Non-cash additions to properties                                                                 $   32,827
Partnership units released                                                 $    1,008                   878
Non-cash contributions to Unconsolidated Joint Ventures                                               3,778

   Non-cash  additions to properties  primarily  represent  accrued  construction and tenant allowance costs of new centers and development projects.

Note 12 - Subsequent Events

   In October 2002, the Company  acquired  Swerdlow Real Estate Group's  (Swerdlow) 50 percent  interest in Dolphin
Mall,  bringing its ownership in the shopping  center to 100 percent.  The $97 million  purchase price consisted of
$94.5  million  of debt  that  encumbers  the  property  and  $2.3  million  of  peripheral  property.  No cash was exchanged.  Concurrently,  all lawsuits  between the Company and Swerdlow were settled and Swerdlow  repaid the $10 million principal balance of a note due the Company that was previously  delinquent.  Also in October,  the Dolphin
Mall  construction  facility  was  amended,  reducing  the maximum  availability  to $165  million and  requiring a pay-down of $24  million.  The amended loan carries a two-year  term with one 12-month  extension  option and bears interest at 2.25 percent over LIBOR.  As of November  2002,  the rate on $140 million  (decreasing  to $120 million in December 2003) of the facility was swapped to 2.045% plus credit spread, for a total all-in rate of 4.7%.

   In November 2002, the  International  Plaza  construction  facility was amended to allow for an extension of the maturity date to January 2003.  The Company has exercised  this  extension  option.  The Company also has an option to extend the loan to November 2003.

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

   The following table summarizes certain quarterly operating data for 2001 and the first three quarters of 2002.

                                  1st         2nd         3rd           4th                        1st         2nd         3rd
                                Quarter     Quarter     Quarter       Quarter        Total       Quarter     Quarter     Quarter
                                  2001        2001        2001         2001           2001         2002        2002        2002
                               ----------- ----------- ----------- -------------- ------------- ----------- ----------- -----------
                                                              (in thousands)
Mall tenant sales                $570,223    $605,945    $617,805   $1,003,894     $2,797,867     $645,317    $669,448    $691,205
Revenues                          132,903     137,964     139,640      169,330        579,837      155,071     159,273     170,320
Occupancy:
 Ending-comparable (1)              88.5%       87.4%       87.4%        88.6%          88.6%        86.8%       87.9%       89.1%
 Average-comparable (1)             88.2        87.7        87.3         88.3           87.9         87.2        87.4        88.5
 Ending                             85.1        85.6        83.0         84.0           84.0         83.3        84.2        85.2
 Average                            87.0        85.5        84.0         83.7           84.9         83.3        83.7        84.7
Leased space:
 Comparable (1)                     92.2        91.6        91.4         91.6           91.6         91.5        91.4        92.2
 All centers                        90.8        90.0        88.0         87.7           87.7         87.4        87.6        88.5

(1)      Excludes centers that opened in 2001, La Cumbre Plaza, Paseo Nuevo, and Sunvalley.

   Because the  seasonality  of sales  contrasts with the generally  fixed nature of minimum rents and  recoveries, mall tenant occupancy costs (the sum of minimum rents,  percentage rents and expense recoveries)  relative to sales are  considerably  higher in the first three  quarters than they are in the fourth  quarter.  The  following  table summarizes occupancy costs,  excluding utilities,  for mall tenants as a percentage of sales for 2001 and the first three quarters of 2002:

                                        1st         2nd         3rd         4th                     1st         2nd         3rd
                                      Quarter     Quarter     Quarter     Quarter      Total      Quarter     Quarter     Quarter
                                        2001        2001        2001        2001        2001        2002        2002        2002
                                     ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------

Minimum rents                            11.2%       10.5%       11.2%        8.3%       10.0%       12.1%       11.9%       11.9%
Percentage rents                          0.3         0.1         0.1         0.4         0.2         0.3         0.0         0.0
Expense recoveries                        5.0         5.1         4.8         3.6         4.5         5.4         5.7         6.1
                                         ----        ----        ----        ----        ----        ----        ----        ----
Mall tenant occupancy costs              16.5%       15.7%       16.1%       12.3%       14.7%       17.8%       17.6%       18.0%
                                         ====        ====        ====        ====        ====        ====        ====        ====

Current Operating Trends

   In 2001 and 2002,  the regional  shopping  center  industry has been  affected by the  softening of the national economic cycle.  Economic  pressures that affect consumer  confidence,  job growth,  energy costs, and income gains can affect  retail  sales  growth and impact the  Company's  ability  to lease  vacancies  and  negotiate  rents at advantageous  rates.  The impact of a soft economy on the Company's  current results of operations can be moderated by lease  cancellation  income,  which tends to increase in down-cycles of the economy.  Some operating  statistics affected by the softer economy have recently showed some improvement.

   Tenant  sales per square  foot in the third  quarter of 2002  decreased  by 1.4%  compared to the same period in
2001, an improvement on the 3.9% and 2.2%  year-over-year  decreases  experienced in the first and second  quarters of 2002,  respectively.  Sales trends  directly  impact the amount of percentage  rents certain tenants and anchors pay. The effects of declines in sales  experienced  during 2001 and 2002 on the Company's  operations are moderated by the relatively minor share of total rents  (approximately  three percent)  percentage rents represent.  However, if lower  levels of sales were to  continue,  the  Company's  ability to lease  vacancies  and  negotiate  rents at advantageous rates could be adversely affected.

   Occupancy  trends also showed  improvement in third quarter 2002, in which comparable  center average  occupancy increased 1.2% from third quarter 2001,  compared to the second quarter 2002  occupancy  decline of 0.3%.  Based on the  Company's  expectations  as to the timing of  openings  and  closings  of  tenants,  the  Company  anticipates continuing modest improvement in comparable year over year average occupancy through the end of the year.

   During the first nine months of 2002,  1.4% of the Company's  tenants  sought the  protection of the  bankruptcy laws, compared to 3.9% in the comparable period of 2001.

   The tragic  events of September  11, 2001 had an impact on the  Company's  insurance  coverage.  The Company had coverage for terrorist  acts in its policies that expired in April 2002.  However,  such coverage was excluded from its standard  property  policies at renewal.  The Company has obtained a separate policy although with lower limits than the prior coverage for terrorist acts, see "Liquidity and Capital Resources-Covenants and Commitments."

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

Rental Rates

   Annualized  average base rent per square foot for all mall tenants at the  Company's 14  comparable  centers was
$42.04 for the three months ended  September 30, 2002,  compared to $41.44 for the three months ended September 30,
2001, a growth rate of 1.4%. As leases have expired in the shopping  centers,  the Company has generally  been able to rent the available  space,  either to the existing tenant or a new tenant,  at rental rates that are higher than those of the expired  leases.  In periods of  increasing  sales,  rents on new leases will tend to rise as tenants'
expectations of future growth become more optimistic.  In periods of slower growth or declining sales,  such as the
Company is  currently  experiencing,  rents on new leases will grow more  slowly or may  decline  for the  opposite reason.  However,  center revenues  nevertheless  should increase as older leases roll over or are terminated early and replaced  with new leases  negotiated  at current  rental rates that are usually  higher than the average rates for existing leases.

   Average  base rent per square  foot on 216  thousand  square feet of tenant  space  opened in the  Company's  14 comparable  centers was $45.65 for the three months  ended  September  30, 2002,  compared to average base rent per square foot of $48.24 on 137 thousand  square feet of tenant space that closed  during the same period,  reflecting a spread of $(2.59)  per square  foot  between  the  opening  and  closing  average  rent.  This  spread may not be indicative  of future  periods,  as this  statistic  is not  computed on  comparable  tenant  spaces,  and can vary significantly  from quarter to quarter  depending on the total amount,  location,  and average size of tenant space opening and closing in the period.  During 2002, the openings included several large spaces,  which typically lease at lower rents.  Excluding  tenant spaces  greater than 10,000 square feet for the nine months ended  September 30,
2002,  rent per square foot for tenants  opening  was  $47.58,  while rent per square foot for tenants  closing was
$43.84, a spread of $3.74.

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
Dolphin Mall is a 50% owned  Unconsolidated  Joint Venture and is accounted for under the equity method. In October
2002,  the Company  acquired  the  remaining  50%  interest in Dolphin  Mall  (Results of  Operations  - Subsequent
Events).

   Dolphin Mall is subject to annual special tax  assessments by a local community  development  district (CDD) for certain  infrastructure  improvements  on the  property.  In the first  quarter  of 2002,  the CDD  refinanced  its outstanding  bonds to extend the term from 20 years to 30 years and to reduce the interest  rate. In addition,  the first annual  assessment  begins in 2002 rather than in 2001,  resulting  in a reversal of $2.8 million  previously expensed.  The annual  assessments  will be based on  allocations  of the cost of the  infrastructure  between  the
properties that  benefit.  The  total  allocation   of  cost  to  Dolphin  Mall  based  on  current  assessments is approximately $65.1 million  with  a  first annual  assessment of  approximately  $3.0 million.  A portion of these assessments  is expected to be recovered from tenants.

   The Shops at Willow Bend, a wholly  owned 1.5 million  square foot  regional  center,  opened  August 3, 2001 in
Plano, Texas.

   International  Plaza,  a 1.25  million  square  foot  regional  center,  opened  September  14,  2001 in  Tampa,
Florida.  The Company has an  approximately  26%  ownership  interest in the center and  accounts  for it under the equity  method.  The  Operating  Partnership  is  entitled to a preferred  return on  approximately  $17 million of equity contributions as of September 2002, which were used to fund construction costs.

   The  Mall at  Wellington  Green,  a  1.3  million  square  foot  regional  center,  opened  October  5,  2001 in
Wellington,  Florida.  The  center  is owned  by a joint  venture  in which  the  Operating  Partnership  has a 90%
controlling interest.

   While the  performance  of Dolphin Mall has been  adversely  affected by slower than  expected  lease up, rental concessions and lower than expected  expense  recoveries,  Dolphin's  performance is beginning to improve.  Vehicle counts are averaging  about 500,000 per month and sales per square foot at the center have grown  steadily.  Tenant collections have also increased.

   The Company expects the return on Dolphin Mall to be  approximately  4.5% in 2002 and  approximately  6% in 2003 on its $268 million  investment,  which includes the additional  interest that the Company acquired in October 2002
(Results of  Operations - Subsequent  Events).  However,  considering  the  opportunities  for growth,  the Company anticipates  that the net  operating  income of  Dolphin  Mall will  double  from 2002 over the next  three to five years.

   The  performance  of The  Shops at Willow  Bend has been  adversely  affected  by local  and  national  economic conditions  resulting  in lower  occupancy  and  sales  levels  than  expected.  In  addition,  Willow  Bend  faces significant  competition  from the large supply of retail space that recently  opened in the area. The Company does not expect significant improvements in the fundamentals of Willow Bend until the local economy strengthens.

   As a result  of  Willow  Bend's  current  operating  performance,  a paydown  of the  construction  loan will be required in July 2003,  at its first of two,  one-year,  extension  dates.  The Company has recently  paid down $17 million of this  facility,  principally  to take  advantage of the lower interest rates under the Company's line of credit.

   International  Plaza and  Wellington  Green  are  performing  as  expected  with  improving  occupancy,  leasing progress, and sales performance.

   The  return on Willow  Bend is  anticipated  to be 7% in 2002 and 7% or  slightly  lower in 2003.  The return on
Wellington  Green is expected to be 7% in 2002 and 9% in 2003,  International  Plaza's  return is expected to be 9%
in 2002  and 10% in 2003.  Together,  the  returns  on  these  three  centers  is  expected  to be 7.5% in 2002 and approximately 8% in 2003.

   The timing of the  stabilization  of the centers will be dependent upon when net new openings occur,  which have proven  difficult to predict.  Given current leasing rates,  the Company  expects returns on the three  traditional centers at stabilization to be near 10%.  Stabilization is expected to take several years.

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

   In May 2002,  the Company  purchased an additional  interest in Arizona Mills for  approximately  $14 million in cash plus the $19 million  share of the debt that  encumbers  the  property.  The Company has a 50% interest in the center as of the purchase date.

   In March 2002,  the Company  sold its  interest in La Cumbre  Plaza for $28  million.  In May 2002,  the Company sold its interest in Paseo Nuevo for $48 million.  The centers were subject to ground  leases and are  unencumbered by debt.  The centers  were  purchased  in 1996 for a total of $59 million.  The  Company's  $2.0 million and $10.0 million  gains on the sale of La Cumbre Plaza and Paseo  Nuevo,  respectively,  differed  from the $6.1 million and
$13.4 million gains  recognized by the  Operating  Partnership  due to the Company's  $4.1 million and $3.4 million additional bases in La Cumbre Plaza and Paseo Nuevo.  The results of Paseo Nuevo and LaCumbre Plaza,  including the gains on their  disposition,  have  been  presented  as  discontinued  operations  in the  Company's  Statement  of
Operations for all periods presented.

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

Investments in Technology Businesses

   The Company owned an approximately  6.8% interest in MerchantWired,  LLC, a service company  originally  created to provide  internet  and network  infrastructure  to shopping  centers and  retailers  that ceased  operations  in
September  2002.  During the nine months  ended  September  30,  2002 and 2001,  the  Company  recognized  its $1.8 million and $1.6 million share of  MerchantWired's  operating  losses,  respectively.  During the second quarter of
2002,  the Company  invested an  additional  $4.1 million to satisfy the Company's  guarantees  of  MerchantWired's obligations and recorded a charge to write off its remaining $5.8 million balance of its MerchantWired investment.

   The Company has an investment in  Fashionmall.com,  Inc., an e-commerce company originally  organized to market, promote,  advertise,  and sell fashion  apparel and related  accessories  and products over the internet.  In 2001,
Fashionmall.com  significantly  scaled back its  operations  in  response to  decreasing  revenues  and  e-commerce development  opportunities,  leading  its  management  to  conclude  that it should  seek  alternative  uses of its significant cash resources.  In light of such  developments,  the Company  converted its preferred stock investment into 824,084 common shares in return for a commitment from  Fashionmall's  CEO and majority  shareholder that on or before  December  31,  2002,  Fashionmall  will  either  consummate  a  transaction  resulting  in a  value  to its stockholders in excess of the value  deliverable to the  stockholders  upon its  liquidation,  consummate a plan of liquidation,  or consummate  any other  transaction  that is reasonably  acceptable to the Company and the majority shareholder.

   Based upon the $3.92 trading price of the stock on the day the preferred investment in Fashionmall was exchanged for common shares,  the Company  recognized  a $2.3  million  loss on its  investment  during the  second  quarter.
After this charge,  the  Company's  investment  was $3.2  million  at June 30,  2002.  During the third  quarter of
2002,  the Company received $3.1 million,  representing a $3.75 dividend per share paid by  Fashionmall.com,  which reduced the Company's  investment  to $0.1  million.  Additionally,  the Company  recorded  an  unrealized  holding gain of $0.3 million as a component of other  comprehensive  income to mark  its  investment  to  its  $0.4 million market value at September 30, 2002.

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

   In addition to the  transition  adjustment in first quarter 2001,  the Company  recognized in earnings its share of net unrealized  gains  (losses) of $1.0 million and $(1.0)  million during the three months ended  September 30,
2002 and 2001,  and $2.8  million and $(3.5)  million  during the nine months  ended  September  30, 2002 and 2001, respectively,  due to changes in interest rates and the resulting  changes in value of the Company's  interest rate agreements.  Of these amounts,  the changes in value of the Dolphin swap agreement were  approximately $1.0 million and $(0.9) million  during the three months ended  September 30, 2002 and 2001, and $3.0 million and $(3.1) million during the nine months ended  September 30, 2002 and 2001.  The remainder  represents  the changes in time value of other instruments.

Comparable Center Operations

   The  performance  of the  Company's  portfolio  can be  measured  through  comparisons  of  comparable  centers'
operations.  During the three and nine months ended September 30, 2002,  revenues less operating  costs  (operating and  recoverable  expenses) of those  centers owned and open for the entire period  increased  approximately  three percent and two percent,  respectively,  in comparison to the same centers'  results in the  comparable  periods of
2001.  This growth was primarily  due to increases in minimum  rent.  The Company  expects that  comparable  center operations  will  generally  increase  annually by an average of two to three  percent.  This is a  forward-looking statement  and certain  significant  factors  could  cause the actual  results to differ  materially;  refer to the
General Risks of the Company in the Company's annual report on Form 10-K for the year ended December 31, 2001.

Subsequent Events

   In October 2002, the Company  acquired  Swerdlow Real Estate Group's  (Swerdlow) 50 percent  interest in Dolphin
Mall,  bringing its ownership in the shopping  center to 100 percent.  The $97 million  purchase price consisted of
$94.5  million  of debt  that  encumbers  the  property  and  $2.3  million  of  peripheral  property.  No cash was exchanged.  Concurrently,  all lawsuits  between the Company and Swerdlow were settled and Swerdlow  repaid the $10 million principal balance of a note due the Company that was previously delinquent.

   Also in October, the Dolphin Mall construction  facility was amended,  reducing the maximum availability to $165 million and  requiring a pay-down  of $24  million.  The amended  loan  carries a two-year  term with one  12-month extension  option and bears  interest at 2.25 percent  over LIBOR.  As of November  2002,  the rate on $140 million
(decreasing  to $120  million in December  2003) of the facility  was swapped to 2.045% plus credit  spread,  for a total all-in rate of 4.7%. The Company  anticipates the  acquisition  will be neutral to 2002 Funds from Operations and accretive to 2003 Funds from Operations.  This is a forward-looking  statement and certain  significant factors could cause the actual effect to differ materially, including the actual operations of the center.

   Also in  October  2002,  the  Mall at  Millenia,  a 1.2  million  square  foot  center  in which  the  Operating
Partnership has a 50% interest,  opened in Orlando,  Florida.  The Mall at Millenia is anchored by  Bloomingdale's,
Macy's,  and Neiman  Marcus.  The center was 96 percent  leased at opening and is  expected  to be 94%  occupied by
December 2002. The center is expected to cost  approximately  $200 million and achieve an 11% return in 2003.  This is a  forward-looking  statement  and  certain  significant  factors  could  cause  the  actual  results  to differ materially,  including but not limited to: 1) actual  results of  negotiations  with  tenants,  2) timing of tenant openings, and 3) early lease terminations and bankruptcies.

Presentation of Operating Results

   The following tables contain the combined  operating  results of the Company's  Consolidated  Businesses and the
Unconsolidated  Joint  Ventures.  Income  allocated  to the  minority  partners in the  Operating  Partnership  and preferred  interests is deducted to arrive at the results  allocable to the Company's common  shareowners.  Because the net equity of the Operating  Partnership  is less than zero, the income  allocated to the minority  partners is equal to their  share of  distributions.  The net  equity  of these  minority  partners  is less  than  zero due to accumulated  distributions  in excess of net  income  and not as a result of  operating  losses.  Distributions  to partners are usually  greater than net income because net income includes  non-cash  charges for  depreciation  and amortization.  Losses  allocable  to minority  partners in certain  consolidated  joint  ventures are added back to arrive at the net results of the Company. The Company's average ownership  percentage of the Operating  Partnership was  approximately  61.8% during the three and nine months ended September 30, 2002, and 61.8% and 61.5% during the three and nine months ended September 2001, respectively.

Comparison of the Three Months Ended September 30, 2002 to the Three Months Ended September 30, 2001

   The following  table sets forth  operating  results for the three months ended  September 30, 2002 and September
30, 2001, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

                                               Three months ended September 30, 2002          Three months ended September 30, 2001
                                        ----------------------------------------------------------------------------------------------------
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
                                                                              JOINT                                          AT 100%
                                                                           VENTURES AT
                                                                               100%
                                        ----------------------------------------------------------------------------------------------------
                                                                             (in millions of dollars)

REVENUES:
  Minimum rents                                    48.5           47.2            95.8           41.3            36.5            77.9
  Percentage rents                                  0.3            0.9             1.2            0.5             0.3             0.7
  Expense recoveries                               32.0           24.6            56.6           24.1            18.2            42.3
  Management, leasing and development               5.6                            5.6            6.6                             6.6
  Other                                             9.8            1.4            11.2            5.8             2.5             8.3
                                                   ----           ----           -----           ----            ----           -----
Total revenues                                     96.2           74.2           170.3           78.3            57.5           135.7

OPERATING COSTS:
  Recoverable expenses                             28.2           22.5            50.7           21.4            16.3            37.7
  Other operating                                   8.1            5.8            13.9            7.5             2.9            10.4
  Management, leasing and development               4.6                            4.6            4.8                             4.8
  General and administrative                        4.4                            4.4            4.9                             4.9
  Interest expense                                 20.0           20.7            40.7           17.2            18.7            35.9
  Depreciation and amortization (2)                20.2           14.2            34.4           16.2            10.6            26.9
                                                   ----           ----           -----           ----            ----           -----
Total operating costs                              85.5           63.2           148.8           72.0            48.6           120.7
                                                   ----           ----           -----           ----            ----           -----
                                                   10.6           10.9            21.6            6.2             8.8            15.1
                                                                  ====           =====                           ====           =====

Equity in income of  Unconsolidated
  Joint Ventures (2)                                5.8                                           4.8
                                                   ----                                          ----
Income before discontinued operations
  and minority and preferred interests             16.4                                          11.0
Discontinued operations:
  EBITDA (3)                                                                                      2.0
  Depreciation and amortization                                                                  (0.7)
Minority and preferred interests:
  TRG preferred distributions                      (2.3)                                         (2.3)
  Minority share of consolidated
    joint ventures                                                                                0.6
  Minority share of income of TRG                  (4.5)                                         (3.2)
  Distributions in excess of minority
    share of income                                (3.7)                                         (4.7)
                                                   ----                                          ----
Net income                                          5.9                                           2.8
Series A preferred dividends                       (4.2)                                         (4.2)
                                                   ----                                          ----
Net income (loss) allocable to common
  shareowners                                       1.8                                          (1.4)
                                                   ====                                          ====

SUPPLEMENTAL INFORMATION (3):
  EBITDA - 100%                                    50.8           45.9            96.7           41.7            38.2            79.8
  EBITDA - outside partners' share                 (2.1)         (19.3)          (21.4)          (1.5)          (17.3)          (18.9)
                                                   ----          -----           -----           ----           -----           -----
  EBITDA contribution                              48.7           26.6            75.2           40.1            20.8            61.0
  Beneficial Interest Expense                     (18.8)         (10.8)          (29.6)         (16.0)           (9.7)          (25.7)
  Non-real estate depreciation                     (0.7)                          (0.7)          (0.6)                           (0.6)
  Preferred dividends and distributions            (6.4)                          (6.4)          (6.4)                           (6.4)
                                                   ----           ----            ----           ----            ----            ----
  Funds from Operations contribution               22.8           15.8            38.6           17.1            11.1            28.2
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

Consolidated Businesses

   Total  revenues for the three months  ended  September  30, 2002 were $96.2  million,  a $17.9  million or 22.9%
increase over the comparable  period in 2001.  Minimum rents increased $7.2 million,  of which $5.0 million was due to the openings of The Shops at Willow Bend and The Mall at  Wellington  Green.  Minimum  rents also  increased due to  increased  occupancy  and tenant  rollovers.  Expense  recoveries  increased  primarily  due to Willow Bend and
Wellington Green.  Management,  leasing,  and development  revenue decreased primarily due to the loss of Sunvalley revenue due to its  acquisition  and the  completion  of a short-term  contract.  Other  revenue  increased by $4.0 million from 2001 due to increases in gains on sales of peripheral land and lease cancellation revenue.

   Total  operating  costs were $85.5  million,  a $13.5 million or 18.8%  increase over the  comparable  period in
2001.  Recoverable  expenses  increased  primarily due to Willow Bend and Wellington Green. Other operating expense increased  primarily  due to the new  centers,  partially  offset by decreases in  MerchantWired  losses.  Interest expense increased  primarily due to an increase in debt and a decrease in capitalized  interest upon the opening of
Willow Bend and  Wellington  Green,  partially  offset by decreases  due to changes in rates on floating rate debt.
Depreciation expense increased primarily due to the new centers.

Unconsolidated Joint Ventures

   Total  revenues for the three months  ended  September  30, 2002 were $74.2  million,  a $16.7  million or 29.0%
increase from the comparable  period of 2001.  Minimum rents  increased  $10.7 million,  of which $10.0 million was due to Dolphin Mall,  International  Plaza,  and the acquisition of the interest in Sunvalley.  Expense  recoveries increased  primarily due to Dolphin Mall,  International  Plaza, and Sunvalley.  Other revenue decreased  primarily due to a decrease in lease cancellation revenue.

   Total  operating  costs  increased by $14.6  million to $63.2  million for the three months ended  September 30,
2002.  Recoverable  expenses increased primarily due to International Plaza and Sunvalley.  Other operating expense increased  primarily due to Dolphin Mall,  International  Plaza,  and Sunvalley and charges to operations for costs of  development  activities.  Interest  expense  increased due to the Sunvalley  acquisition,  increased  debt (and decreased  capitalized  interest  upon  opening) of Dolphin Mall and  International  Plaza,  partially  offset by a decrease  in the  liability  for the Dolphin  Mall swap  agreement  recorded  under FAS 133 and changes in rates on floating rate debt.  Depreciation  expense  increased  primarily due to the opening of the new centers,  as well as the Sunvalley acquisition.

   As a result of the foregoing,  income of the  Unconsolidated  Joint Ventures  increased by $2.1 million to $10.9 million.  The Company's  equity in income of the  Unconsolidated  Joint  Ventures was $5.8 million,  a $1.0 million increase from the comparable period in 2001.

Net Income

   As a result of the foregoing,  the Company's  income before  discontinued  operations and minority and preferred interests  increased $5.4 million to $16.4 million for the three months ended September 30, 2002.  After allocation of income to minority and preferred  interests,  the net income (loss) allocable to common shareowners for 2002 was
$1.8 million compared to $(1.4) million in 2001.

Comparison of the Nine Months Ended September 30, 2002 to the Nine Months Ended September 30, 2001

   The  following  table sets forth  operating  results for the nine months ended  September 30, 2002 and September
30, 2001, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

                                              Nine months ended September 30, 2002          Nine months ended September 30, 2001
                                        ----------------------------------------------------------------------------------------------------
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
                                                                             100%
                                        ----------------------------------------------------------------------------------------------------
                                                                           (in millions of dollars)

REVENUES:
  Minimum rents                                 142.0         133.7            275.7          118.0          103.3            221.4
  Percentage rents                                2.0           1.4              3.4            2.4            1.1              3.5
  Expense recoveries                             89.4          67.5            156.8           72.2           51.0            123.3
  Management, leasing and development            16.4                           16.4           19.0                            19.0
  Other                                          23.0           5.4             28.5           21.4           10.5             31.8
                                                -----         -----            -----          -----          -----            -----
Total revenues                                  272.9         208.1            480.9          233.0          165.9            398.9

OPERATING COSTS:
  Recoverable expenses                           77.5          58.9            136.4           62.5           46.2            108.6
  Other operating                                24.4          16.8             41.2           23.6            9.1             32.7
  Charge related to technology investments        8.1                            8.1
  Management, leasing and development            14.6                           14.6           14.2                            14.2
  General and administrative                     14.8                           14.8           14.5                            14.5
  Interest expense                               61.4          58.5            119.9           47.4           54.9            102.3
  Depreciation and amortization (2)              61.1          41.8            102.9           47.3           27.9             75.2
                                                -----         -----            -----          -----          -----            -----
Total operating costs                           262.0         176.0            438.0          209.5          138.1            347.5
                                                -----         -----            -----          -----          -----            -----
                                                 10.9          32.1             42.9           23.6           27.8             51.3
                                                              =====            =====                         =====            =====

Equity in income of
Unconsolidated Joint                             16.6                                          14.9
                                                 ----                                          ----
  Ventures (2)
Income before discontinued operations,
  cumulative effect of change in
  accounting principle, and minority and
  preferred interests                            27.5                                          38.4
Discontinued operations:
  Gain on dispositions of interests in
    centers                                      12.0
  EBITDA (3)                                      3.2                                           5.5
  Depreciation and amortization                  (0.5)                                         (2.1)
Cumulative effect of change in
  accounting principle                                                                         (8.4)
Minority and preferred interests:
  TRG preferred distributions                    (6.8)                                         (6.8)
  Minority share of consolidated
   joint ventures                                 0.6                                           1.2
  Minority share of income of TRG               (14.0)                                         (8.1)
  Distributions in excess of minority
   share of income                              (10.4)                                        (15.7)
                                                -----                                         -----
Net income                                       11.6                                           4.1
Series A preferred dividends                    (12.5)                                        (12.5)
                                                -----                                         -----
Net loss allocable to common
  shareowners                                    (0.8)                                         (8.4)
                                                =====                                         =====

SUPPLEMENTAL INFORMATION (3):
  EBITDA - 100%                                 144.7         132.3            277.0          123.7          110.5            234.3
  EBITDA - outside partners' share               (6.3)        (58.9)           (65.1)          (5.5)         (50.0)           (55.5)
                                                -----         -----            -----          -----          -----            -----
  EBITDA contribution                           138.4          73.5            211.9          118.2           60.5            178.7
  Beneficial Interest Expense                   (57.7)        (29.6)           (87.3)         (43.6)         (28.8)           (72.4)
  Non-real estate depreciation                   (2.1)                          (2.1)          (2.0)                           (2.0)
  Preferred dividends and distributions         (19.2)                         (19.2)         (19.2)                          (19.2)
                                                -----         -----            -----          -----          -----            -----
  Funds from Operations contribution             59.4          43.9            103.3           53.3           31.8             85.1
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
(2)  Amortization  of the Company's  additional  basis in the Operating  Partnership  was $5.6 million  and $5.7 million in 2002 and
     2001,  respectively.  Of these amounts,  $2.3 million was included in equity in income of Unconsolidated Joint Ventures in both periods,  while $3.3 million and $3.4 million were included in depreciation  and  amortization in 2002 and 2001, respectively.
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

Consolidated Businesses

   Total  revenues for the nine months  ended  September  30, 2002 were $272.9  million,  a $39.9  million or 17.1%
increase over the comparable  period in 2001.  Minimum rents  increased  $24.0 million,  of which $20.7 million was due to the openings of The Shops at Willow Bend and The Mall at  Wellington  Green.  Minimum  rents also  increased due to  tenant  rollovers.  Expense  recoveries  increased  primarily  due to  Willow  Bend and  Wellington  Green.
Management,  leasing,  and development  revenue decreased primarily due to the loss of Sunvalley revenue due to its acquisition,  and the  completion of a short-term  contract.  Other revenue  increased due to increases in gains on sales of peripheral land, partially offset by decreases in lease cancellation revenue and interest income.

   Total  operating  costs were $262.0  million,  a $52.5 million or 25.1% increase over the  comparable  period in
2001.  Recoverable  expenses  increased  primarily due to Willow Bend and Wellington Green. Other operating expense increased  primarily due to the new centers,  partially offset by decreases in MerchantWired  losses and the charge to operations for costs of pre-development  activities.  During 2002, the Company recognized an $8.1 million charge relating to its investments in MerchantWired and  Fashionmall.com.  Interest expense increased  primarily due to an increase  in debt and a decrease  in  capitalized  interest  upon  opening  of Willow  Bend and  Wellington  Green, partially  offset by  decreases  due to changes in rates on  floating  rate debt.  Depreciation  expense  increased primarily due to the new centers.

Unconsolidated Joint Ventures

   Total  revenues for the nine months  ended  September  30, 2002 were $208.1  million,  a $42.2  million or 25.4%
increase from the comparable  period of 2001.  Minimum rents  increased  $30.4 million,  of which $29.6 million was due to Dolphin Mall,  International  Plaza,  and the acquisition of the interest in Sunvalley.  Expense  recoveries increased  primarily due to Dolphin Mall,  International  Plaza, and Sunvalley.  Other revenue decreased  primarily due to a decrease in lease cancellation revenue.

   Total  operating  costs  increased by $37.9  million to $176.0  million for the nine months ended  September 30,
2002.  Recoverable  expenses increased primarily due to the new centers.  Recoverable expenses in 2002 included the reversal  of a $2.8  million  special  assessment  tax accrued  during  2001.  Other  operating  expense  increased primarily due to the new centers,  including  higher  levels of bad debt expense at Dolphin  Mall,  and charges for costs of development activities.  Interest expense increased due to the Sunvalley acquisition,  increased debt (and decreased  capitalized  interest  upon  opening) of Dolphin Mall and  International  Plaza,  partially  offset by a decrease  in the  liability  for the Dolphin  Mall swap  agreement  recorded  under FAS 133 and changes in rates on floating rate debt.  Depreciation expense increased primarily due to the new centers and Sunvalley.

   As a result of the foregoing,  income of the  Unconsolidated  Joint Ventures  increased by $4.3 million to $32.1 million.  The Company's  equity in income of the  Unconsolidated  Joint Ventures was $16.6 million,  a $1.7 million increase from the comparable period in 2001.

Net Income

   As a result of the foregoing, the Company's income before discontinued  operations,  cumulative effect of change in accounting  principle,  and minority and preferred  interests  decreased  $10.9 million to $27.5 million for the nine months ended  September  30, 2002.  The  discontinued  operations of Paseo Nuevo and La Cumbre Plaza include a
$12.0 million gain on the  dispositions  of La Cumbre Plaza and Paseo Nuevo in 2002.  In 2001, a cumulative  effect of a change in accounting  principle of $8.4 million was  recognized in connection  with the Company's  adoption of
SFAS 133.  After  allocation  of income to minority  and  preferred  interests,  the net loss  allocable  to common shareowners for 2002 was $(0.8) million compared to $(8.4) million in 2001.

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

   As of September  30, 2002,  the Company had a  consolidated  cash balance of $19.9  million.  Additionally,  the
Company has a secured $275  million  line of credit.  This line had $130.0  million of  borrowings  as of September
30, 2002 and expires in November  2004 with a one-year  extension  option.  The Company also has available a second secured  bank line of credit of up to $40  million.  The line had $5.5 million of  borrowings  as of September  30,
2002 and expires in November 2004.

   In March 2002,  the Company  exercised its option to extend the maturity of the Great Lakes  Crossing loan until
April 2003.  In July 2002,  the Company  completed  the  refinancing  of the  Westfarms  mortgage.  In August 2002,
Stamford Town Center  extended its $76 million loan to August 2004.  Also in August,  the Company  closed on a $105 million  construction  loan for Stony Point Fashion Park.  This loan bears  interest at LIBOR plus 1.85% and has an initial term of three years with two one-year  extension  options.  The Operating  Partnership  guarantees  100% of principal and interest on this loan;  the amounts  guaranteed  will be reduced as certain  center  performance  and valuation criteria are met.

Summary of Investing Activities

   Net cash provided by investing  activities  was $45.1  million in 2002 compared to $206.4  million used in 2001.
Cash used in  investing  activities  was  impacted  by the  timing  of  capital  expenditures,  with  additions  to properties in 2002 and 2001 for the  construction  of Stony Point Fashion Park, The Mall at Wellington  Green,  and
The  Shops at  Willow  Bend as well as other  development  activities  and  other  capital  items.  Investments  in
MerchantWired  of $4.1  million and $3.3  million  were made in 2002 and 2001,  respectively,  while a $3.1 million dividend was received from  Fashionmall.com  in 2002.  The Company  received net proceeds of $76.4 million from the dispositions  of La Cumbre  Plaza and Paseo  Nuevo and  invested  $45.2  million  in  acquiring  the  interests  in
Sunvalley and Arizona Mills in 2002.  Net proceeds from sales of peripheral  land were $13.3  million,  an increase of $6.2 million from 2001.  Contributions  to  Unconsolidated  Joint  Ventures of $52.7  million were made in 2001, primarily  representing  funding for construction  activities at Dolphin Mall.  Distributions  from  Unconsolidated
Joint Ventures in 2002 increased from 2001 primarily due to International Plaza, Dolphin Mall,  Sunvalley,  and the
Company's $36.8 million share of excess proceeds from the Westfarms refinancing.

Summary of Financing Activities

   Net cash used in financing  activities was $133.2  million in 2002,  compared to $124.5 million of cash provided by financing  activities in 2001.  Repayments of debt,  net of proceeds and issuance  costs,  were $57.2 million in
2002,  compared to net  borrowings  of $207.8  million in 2001.  Stock  repurchases  of $21.3  million were made in connection  with the Company's  stock  repurchase  program in 2001.  Issuance of stock  pursuant to the  Continuing
Offer  related to the exercise of employee  options  contributed  $6.6  million in 2002 and $12.5  million in 2001.
Total dividends and distributions paid were $82.7 million and $74.6 million in 2002 and 2001, respectively.

Beneficial Interest in Debt

   At  September  30,  2002,  the  Operating  Partnership's  debt and its  beneficial  interest  in the debt of its
Consolidated  and  Unconsolidated  Joint Ventures  totaled $2,016.3 million with an average interest rate of 5.79%, excluding  amortization of debt issuance costs and the effects of interest rate hedging instruments.  Debt issuance costs and interest rate hedging costs are reported as interest  expense in the results of operations.  Amortization of debt issuance  costs added 0.38% to TRG's  effective  interest  rate in the third  quarter of 2002.  Included in beneficial  interest in debt is debt used to fund  development and expansion costs.  Beneficial  interest in assets on which interest is being  capitalized  totaled $183.7  million as of September 30, 2002.  Beneficial  interest in capitalized  interest was $2.5 million and $6.1  million for the three and nine months  ended  September  30, 2002, respectively.  The following  table  presents  information  about the Company's  beneficial  interest in debt as of
September 30, 2002 (amounts may not add due to rounding).

                                                              Beneficial Interest in Debt
                                                            ------------------------------
                                                               Amount       Interest Rate
                                                            (in millions)    at 9/30/02
                                                            -------------    ----------

    Total beneficial interest in fixed rate debt              $  1,126.2         7.28% (1)
    Total beneficial interest in floating rate debt                890.0         3.91  (1)
                                                              ----------
    Total beneficial interest in debt                         $  2,016.3         5.79  (1)
                                                              ==========

(1)   Denotes weighted average interest rate before amortization of financing costs.

   As  provided  for by certain  debt  agreements,  the  Company  has  currently  locked in LIBOR  rates on certain floating  rate debt.  In addition,  the Company has entered into swap  agreements  to hedge  certain  floating rate debt in future periods.

                                                              Beneficial Interest in Debt
                                                            ------------------------------
                                                               Amount           LIBOR
                                                            (in millions)     Lock Rate
                                                            -------------     ---------

Floating rate debt with LIBOR rate locks
   as of September 30, 2002:

    Through October 2002                                        $  310.8        2.321%
    Through November 2002                                            5.0        2.659
    Through March 2003                                             121.7        3.090
                                                                --------
     Total                                                      $  437.5        2.539
                                                                ========

                                                              Notional
                                                               Amount
                                                            (in millions)     Swap Rate
                                                            -------------     ---------

Floating rate debt hedged via forward
   swap agreements:

    November 2002 through September 2004                        $  140.0 (1)    2.045%
    November 2002 through October 2003                             100.0        4.298
    November 2002 through June 2004                                100.0        4.125
    October 2002 through September 2003                            100.0        2.500
    October 2003 through September 2004                            100.0        4.350
    October 2004 through April 2005                                100.0        5.250

(1)   Notional amount decreases to $120.0 million in December 2003.

   In November 2002, the Company locked in a 10-year rate of under 6% for an anticipated  $135 million  refinancing of $120  million  debt on the  Sunvalley  shopping  center,  which is expected to close in December  2002.  Also in
November,  the  International  Plaza  construction  facility  was amended to allow for an extension of the maturity date to January  2003.  The  Company  has  exercised  this  extension  option and  expects to  complete a five year refinancing of International Plaza at a rate at or below 5% by the end of 2002.

   In addition,  as of September 30, 2002,  $339.6  million of the Company's  beneficial  interest in floating rate debt is covered  under  interest  rate cap  agreements  with LIBOR cap rates  ranging from 7.0% to 8.75% with terms ending October 2002 through September 2003.

Sensitivity Analysis

   The Company has exposure to interest  rate risk on its debt  obligations  and interest rate  instruments.  Based on the  Operating  Partnership's  beneficial  interest  in  floating  rate debt in effect at  September  30,  2002, excluding  debt fixed under  long-term  LIBOR rate  contracts  and interest rate swaps,  a one percent  increase or decrease in interest rates on this floating rate debt would decrease or increase cash flows by  approximately  $5.2 million and, due to the effect of capitalized  interest,  annual earnings by approximately  $5.0 million.  Based on the  Company's  consolidated  debt and interest  rates in effect at September  30, 2002, a one percent  increase in interest rates would decrease the fair value of debt by approximately  $41.6 million,  while a one percent decrease in interest rates would increase the fair value of debt by approximately $44.5 million.

Covenants and Commitments

   Certain loan  agreements  contain  various  restrictive  covenants,  including  minimum net worth  requirements, minimum debt service and fixed charges  coverage  ratios,  a maximum payout ratio on  distributions,  and a minimum debt yield ratio,  the latter being the most  restrictive.  The Operating  Partnership is in compliance with all of its covenants.

   The Company's secured credit facilities contain customary  covenants  requiring the maintenance of comprehensive all-risk  insurance on property  securing each facility.  As a result of exclusions in its insurance  policies upon renewal,  the Company  purchased a supplemental  policy,  which has an annual limit of $100 million,  for terrorist acts for its  portfolio  of  centers.  No  assurances  can be given that the  coverage  under this  policy  will be adequate or that  mortgagees  will not require  coverage for individual  centers beyond that which is  commercially available  at  reasonable  rates.  The  Company's  inability  to obtain  such  coverage or to do so only at greatly increased costs may also negatively  impact the  availability  and cost of future  financing.  The Company's recent financings have required the purchase of separate terrorism policies.

   Certain debt  agreements,  including all construction  facilities,  contain  performance and valuation  criteria that must be met for the loans to be extended at the full principal  amounts;  these agreements provide for partial prepayments of debt to facilitate  compliance with extension  provisions.  A prepayment of $24 million of principal was  necessary  to extend the October 2002  maturity  date on the Dolphin  Mall  construction  loan (see Results of
Operations - Subsequent  Events).  The Company also  recently  paid down the Willow Bend  construction  loan by $17 million  (Results  of  Operations  - New Center  Openings).  An  additional  payment  may be  required at the first extension date in July 2003.

   Payments  of  principal  and  interest  on the loans in the  following  table are  guaranteed  by the  Operating
Partnership  as of  September  30,  2002.  All of the  loan  agreements  provide  for a  reduction  of the  amounts guaranteed as certain center performance and valuation criteria are met.

                                                      TRG's           Amount of
                                                   beneficial       loan balance      % of loan
                                                   interest in       guaranteed        balance        % of interest
                               Loan balance       loan balance         by TRG        guaranteed        guaranteed
Center                         as of 9/30/02      as of 9/30/02     as of 9/30/02      by TRG            by TRG
------                         -------------      -------------     -------------      ------            ------
                                         (in millions of dollars)
Dolphin Mall (1)                    189.0             94.5              94.5               50%             100%
Great Lakes Crossing                144.4            122.7             144.4              100%             100%
International Plaza                 188.0             49.8              94.0               50% (2)          50% (2)
The Mall at Millenia -
   construction loan                106.5             53.3              26.6               25%              25%
The Mall at Millenia - term loan      2.1              1.0               1.0               50%              50%
Stony Point Fashion Park             11.1             11.1              11.1              100%             100%
The Mall at Wellington Green        138.1            124.3             138.1              100%             100%
The Shops at Willow Bend            198.7            198.7             198.7              100%             100%

(1)  In October 2002 the Company  acquired  its joint  venture  partner's  50% interest in  Dolphin  Mall  and  the
     Operating  Partnership's  beneficial  interest in Dolphin debt  increased to the full loan balance,  which was paid  down to  $165  million  (Results  of  Operations  -  Subsequent  Events).  There  was no  change  to the percentages guaranteed by the Operating Partnership.
(2)  An investor in the  International  Plaza venture has  indemnified  the Operating  Partnership  to  the  extent of 25% of the amounts guaranteed.

Funds from Operations

   A principal factor that the Company  considers in determining  dividends to shareowners is Funds from Operations
(FFO),  which is  defined  as income  before  extraordinary  items,  cumulative  effect  of  change  in  accounting principle,  real  estate  depreciation  and  amortization,  and the  allocation  to the  minority  interest  in the
Operating  Partnership,  less  preferred  dividends  and  distributions.   Gains  on  dispositions  of  depreciated
operating  properties  are excluded from FFO. In 2002, an $8.1 million  charge  relating to technology  investments incurred during the second quarter was also excluded.

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

Reconciliation of Income to Funds from Operations

                                                        Three Months Ended                  Three Months Ended
                                                        September 30, 2002                  September 30, 2001
                                                      ---------------------------         -----------------------
                                                                         (in millions of dollars)

Income before discontinued operations
   and minority and preferred interests (1) (2)                     16.4                           11.0
Funds from operations of discontinued operations                                                    2.0
Depreciation and amortization (3)                                   20.2                           16.2
Share of Unconsolidated Joint Ventures'
   depreciation and amortization (4)                                10.1                            6.3
Non-real estate depreciation                                        (0.7)                          (0.6)
Minority partners in consolidated joint ventures
   share of funds from operations                                   (0.9)                          (0.3)
Preferred dividends and distributions                               (6.4)                          (6.4)
                                                                    ----                           ----
Funds from Operations - TRG                                         38.6                           28.2
                                                                    ====                           ====
Funds from Operations allocable to TCO                              23.9                           17.4
                                                                    ====                           ====

(1)  Includes the   Operating  Partnership's  share  of  gains  on  peripheral  land sales of $2.9 million and $0.9 million for the three  months  ended September 30, 2002  and  September 30, 2001, respectively.
(2)  Includes  net  non-cash  straightline  adjustments  to minimum  rent  revenue  and ground rent expense of $0.6 million and $0.2 million for the three months  ended  September 30, 2002  and  September 30, 2001, respectively.
(3)  Includes $0.8 million and $0.6  million  of  mall  tenant  allowance  amortization  for the three months ended
     September 30, 2002 and September 30, 2001, respectively.
(4)  Includes $0.7 million and $0.6 million  of  mall  tenant  allowance  amortization  for  the three months ended
     September 30, 2002 and September 30, 2001, respectively.
(5)  Amounts in this table may not add due to rounding.

                                                            Nine Months Ended                Nine Months Ended
                                                            September 30, 2002               September 30, 2001
                                                      ---------------------------         -----------------------
                                                                         (in millions of dollars)

Income before discontinued operations,
   cumulative effect of change in
   accounting principle, and minority and
   preferred interests (1) (2)                                      27.5                           38.4
Funds from operations of discontinued operations                     3.2                            5.5
Depreciation and amortization (3)                                   61.1                           47.3
Share of Unconsolidated Joint Ventures'
   depreciation and amortization (4)                                27.3                           16.9
Charge related to technology investments                             8.1
Non-real estate depreciation                                        (2.1)                          (2.0)
Minority partners in consolidated joint ventures
   share of funds from operations                                   (2.5)                          (1.7)
Preferred dividends and distributions                              (19.2)                         (19.2)
                                                                   -----                          -----
Funds from Operations - TRG                                        103.3                           85.1
                                                                   =====                          =====
Funds from Operations allocable to TCO                              63.8                           52.4
                                                                   =====                          =====

(1)  Includes  the  Operating  Partnership's  share  of  gains  on  peripheral  land sales of $7.2 million and $3.6 million for the nine months ended September 30, 2002 and September 30, 2001, respectively.
(2)  Includes  net  non-cash  straightline  adjustments  to  minimum  rent  revenue and ground rent expense of $1.6 million and $0.5 million for the nine  months ended September 30, 2002  and  September 30, 2001, respectively.
(3)  Includes  $2.3 million and $1.8 million of mall tenant  allowance  amortization  for the nine months ended
     September 30, 2002 and September 30, 2001, respectively.
(4)  Includes  $1.8 million and $1.5  million  of  mall  tenant  allowance  amortization  for the nine months ended
     September 30, 2002 and September 30, 2001, respectively.
(5)  Amounts in this table may not add due to rounding.

Dividends

   The Company pays regular  quarterly  dividends  to its common and Series A preferred  shareowners.  Dividends to its common  shareowners  are at the  discretion of the Board of Directors  and depend on the cash  available to the
Company,  its  financial  condition,  capital  and  other  requirements,  and such  other  factors  as the Board of
Directors  deems  relevant.  To qualify as a REIT,  the Company  must  distribute  at least 90% of its REIT taxable income to its shareowners,  as well as meet certain other  requirements.  Preferred  dividends accrue regardless of whether  earnings,  cash  availability,  or  contractual  obligations  were to  prohibit  the  current  payment  of dividends.  The preferred  stock became  callable in October 2002.  The Company has no present  intention to redeem the preferred equity.

   On September 5, 2002, the Company  declared a quarterly  dividend of $0.255 per common share payable October 21,
2002 to  shareowners  of record on September 30, 2002.  The Board of Directors  also declared a quarterly  dividend of $0.51875  per share on the  Company's  8.3% Series A Preferred  Stock for the  quarterly  dividend  period ended
September 30, 2002, which was paid on September 30, 2002 to shareowners of record on September 20, 2002.

   The Company's current estimate of the tax status of  total  2002  common  dividends declared and to be declared, assuming  continuation  of a $0.255 per common share quarterly dividend, is  approximately  30% return of  capital,
50% ordinary income, and 20% capital gain. The tax status of total 2002 dividends  to be paid on Series A Preferred
Stock is estimated to be 80% ordinary  income and 20% capital gain income.  Certain significant factors could cause actual results to differ materially, including:  1) the amount of dividends  declared,  2) changes in the Company's share of anticipated  taxable income of the Operating  Partnership  due to  the  actual results  of  the  Operating
Partnership,   3) changes  in  the  number of  the  Company's  outstanding  shares,   4) property  acquisitions  or
dispositions,  5) financing transactions,  including refinancing of existing debt, 6) changes in interest rates, 7)
amount and nature of development activities, and 8) changes in the tax laws or their application.

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

Capital Spending

   Capital  spending for routine  maintenance  of the shopping  centers is generally  recovered  from tenants.  The following table  summarizes  capital spending  through  September 30, 2002 that is not recovered from tenants.  The table  excludes  acquisitions  of interests in operating  centers  (see Results of  Operations -  Acquisitions  and
Dispositions).

                                                     For the Nine Months Ended September 30, 2002
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
                                                                                     Beneficial Interest in
                                                                Unconsolidated       Consolidated Businesses
                                             Consolidated            Joint             and Unconsolidated
                                              Businesses         Ventures (1)          Joint Ventures (1)
                                          --------------------------------------------------------------------
                                                           (in millions of dollars)

Development, renovation, and expansion:
   Existing centers                               3.6                  (1.3)                    2.9
   New centers                                   32.1 (2)              52.5 (3)                58.2
   Pre-construction development activities,
     net of charge to operations                  6.9                                           6.9
   Mall tenant allowances (4)                     4.2                  10.1                     9.2
   Corporate office improvements
     and equipment                                1.7                                           1.7
   Other                                          0.8                   0.3                     0.9
                                                 ----                  ----                    ----
Total                                            49.3                  61.5                    79.8
                                                 ====                  ====                    ====

(1)  Costs are net of intercompany profits.
(2)  Primarily includes costs related to Stony Point Fashion Park.
(3)  Primarily includes costs related to The Mall at Millenia (a 50% owned unconsolidated joint venture).
(4)  Excludes tenant allowances for the centers that opened in 2001.
(5)  Amounts in table may not add due to rounding.

   For the nine months ended  September  30, 2002,  in addition to the costs above,  the Company  incurred its $5.7 million share of capitalized  leasing costs and its $3.2 million share of repair and asset  replacement  costs that will be  reimbursed  by tenants.  Also during this period,  the Company's  share of  reimbursements  by tenants for capitalizable  expenditures  of prior periods was $5.6 million.  The  expenditures  reimbursable by the tenants and the related  reimbursements are classified as recoverable expenses and expense recoveries,  respectively,  and both are included in the Company's Funds from Operations.

   The following table presents a reconciliation  of the Consolidated  Businesses'  capital spending shown above to cash  additions  to  properties  as presented in the  Company's  Consolidated  Statement of Cash Flows for the nine months ended September 30, 2002.

                                                                                              (in millions)

Consolidated Businesses' capital spending not recovered from tenants                            $    49.3
Repair and asset replacement costs reimbursable by tenants                                            2.6
Repair and asset replacement costs reimbursed by tenants                                             (4.1)
Cash payments for capital spending accrued during 2001                                               24.2
                                                                                                ---------
Additions to properties                                                                         $    72.0
                                                                                                =========

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

                                                                     2002
                                          --------------------------------------------------------------------
                                                                                     Beneficial Interest in
                                                                Unconsolidated       Consolidated Businesses
                                             Consolidated            Joint             and Unconsolidated
                                              Businesses         Ventures (1)          Joint Ventures (1)
                                          --------------------------------------------------------------------
                                                           (in millions of dollars)

Development, renovation, and expansion           49.6 (2)            99.3 (3)                99.3
Mall tenant allowances (4)                        6.8                12.5                    12.8
Pre-construction development and other            8.0                 0.3                     8.1
                                                 ----               -----                   -----
Total                                            64.4               112.1                   120.2
                                                 ====               =====                   =====

(1)  Costs are net of intercompany profits.
(2)  Primarily includes costs related to Stony Point Fashion Park.
(3)  Primarily includes costs related to The Mall at Millenia (a 50% owned unconsolidated joint venture).
(4)  Excludes tenant allowances for the new centers.

   Stony Point Fashion Park, a new 690,000 square foot open-air center under  construction  in Richmond,  Virginia, will be anchored by Dillard's,  Saks, and Galyan's.  The center,  scheduled to open in September  2003, is expected
to  cost   approximately  $115  million, net of recoveries.  Currently  50% of  the   available  tenant  space  has
executed  leases.  An additional 30% of tenant space is committed  with leases out for signature and all  remaining tenant space is under negotiation.

   The Company's  approximately $30 million balance of development  pre-construction costs as of September 30, 2002 consists  primarily of costs relating to its Oyster Bay project in Syosset,  New York.  Both Neiman Marcus and Lord
& Taylor  have made  announcements  committing  to the  project.  Although  the  Company  still needs to obtain the necessary  zoning  approvals  to move forward with the  project,  the Company is  encouraged  by the New York State
Supreme  Court's recent decision to annul the  unfavorable  zoning actions of the Oyster Bay Town Board.  While the
Company expects continued success with ongoing  litigation,  the process may not be resolved in the near future. In addition,  if the litigation is unsuccessful,  the Company would expect to recover substantially less than its cost in this project under possible alternative uses for the site.

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

   Based on a market value at September  30, 2002 of $14.23 per common share,  the aggregate  value of interests in the Operating  Partnership  that may be tendered under the Cash Tender  Agreement was  approximately  $351 million.
The purchase of these  interests at September 30, 2002 would have resulted in the Company  owning an additional 30%
interest in the Operating Partnership.

Additional Information

   The Company provides  supplemental  investor information  coincident with its earning  announcements that can be found online at www.taubman.com under "Investor Relations."

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

   The  information  required by this item is included  in this report at Item 2 under the caption  "Liquidity  and
Capital Resources - Sensitivity Analysis."

Item 4.  Controls and Procedures

    Within  the 90 days  prior to the date of this  report,  the  Company  carried  out an  evaluation,  under  the supervision  and with the  participation  of the  Company's  management,  including the Company's  Chief  Executive
Officer and Chief Financial Officer, of the effectiveness of the  design and operation of the Company's  disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation,
the  Company's  Chief  Executive  Officer and Chief  Financial  Officer concluded  that the  Company's   disclosure
controls and procedures are effective in timely alerting  them  to  material information  relating  to  the Company required to be disclosed in the  Company's  periodic SEC reports.  There  have been no  significant  changes in the
Company's internal controls or in other factors that could significantly affect these  internal controls subsequent to the date the Company carried out its evaluation.

                                                      PART II

                                                 OTHER INFORMATION

Item 5.  Other Information

   None.

Item 6.  Exhibits and Reports on Form 8-K

            a) Exhibits

                   12      --   Statement Re:  Computation of Taubman  Centers,  Inc. Ratio of Earnings to Combined
                                Fixed Charges and Preferred Dividends and Distributions.

                   99 (a)  --   Debt Maturity Schedule

                   99 (b)  --   Certification  of Chief Executive  Officer  pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                   99 (c)  --   Certification  of Chief Financial  Officer  pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            b) Current Reports on Form 8-K.

                    On August 13, 2002,  the Company filed a report on Form 8-K, which report was amended on August
                    14,  2002,  that  reported  the  filing of the  certifications  issued by the  Company's  Chief
                    Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                                    SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                   TAUBMAN CENTERS, INC.

Date:        November 12, 2002                                By:  /s/ Lisa A. Payne
                                                                   -------------------------------------------

                                                                   Lisa A. Payne
                                                                   Executive Vice President,
                                                                   Chief Financial and Administrative Officer,
                                                                   and Director

                                                  CERTIFICATIONS

I, Robert S. Taubman, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Taubman Centers, Inc.;

2.       Based on my knowledge,  this quarterly  report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the  circumstances  under which such  statements  were made,  not  misleading  with respect to the period  covered by this quarterly report;

3.       Based on my  knowledge,  the  financial  statements,  and other  financial  information  included  in this quarterly report,  fairly present in all material respects the financial condition,  results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.       The  registrant's  other  certifying  officers and I are  responsible  for  establishing  and  maintaining disclosure  controls  and  procedures  (as  defined  in  Exchange  Act Rules  13a-14 and  15d-14)  for the
         registrant and we have:

         a)       designed such  disclosure  controls and procedures to ensure that material  information  relating to the  registrant,  including  its  consolidated  subsidiaries,  is made  known to us by  others within those  entities,  particularly  during the period in which this quarterly  report is being prepared;

         b)       evaluated the effectiveness of the registrant's  disclosure  controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c)       presented in this quarterly  report our  conclusions  about the  effectiveness  of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The registrant's other certifying officers and I have disclosed,  based on our most recent evaluation,  to the  registrant's  auditors  and the audit  committee  of  registrant's  board of  directors  (or  persons performing the equivalent function):

         a)       all  significant  deficiencies  in the design or  operation  of  internal  controls  which  could adversely  affect the  registrant's  ability to record,  process,  summarize and report financial data and have  identified  for the  registrant's  auditors  any material  weaknesses  in internal controls; and

         b)       any fraud,  whether or not  material,  that  involves  management  or other  employees who have a significant role in the registrant's internal controls; and

6.       The registrant's  other  certifying  officers and I have indicated in this quarterly report whether or not there were significant  changes in internal controls or in other factors that could  significantly  affect internal controls  subsequent to the date of our most recent evaluation,  including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 12, 2002                                    /s/ Robert S. Taubman
                                                              -----------------------------------------------------
                                                              Robert S. Taubman
                                                              Chairman of the Board of  Directors,  President,  and
                                                              Chief Executive Officer

I, Lisa A. Payne, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Taubman Centers, Inc.;

2.       Based on my knowledge,  this quarterly  report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the  circumstances  under which such  statements  were made,  not  misleading  with respect to the period  covered by this quarterly report;

3.       Based on my  knowledge,  the  financial  statements,  and other  financial  information  included  in this quarterly report,  fairly present in all material respects the financial condition,  results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.       The  registrant's  other  certifying  officers and I are  responsible  for  establishing  and  maintaining disclosure  controls  and  procedures  (as  defined  in  Exchange  Act Rules  13a-14 and  15d-14)  for the
         registrant and we have:

         a)       designed such  disclosure  controls and procedures to ensure that material  information  relating to the  registrant,  including  its  consolidated  subsidiaries,  is made  known to us by  others within those  entities,  particularly  during the period in which this quarterly  report is being prepared;

         b)       evaluated the effectiveness of the registrant's  disclosure  controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c)       presented in this quarterly  report our  conclusions  about the  effectiveness  of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The registrant's other certifying officers and I have disclosed,  based on our most recent evaluation,  to the  registrant's  auditors  and the audit  committee  of  registrant's  board of  directors  (or  persons performing the equivalent function):

         a)       all  significant  deficiencies  in the design or  operation  of  internal  controls  which  could adversely  affect the  registrant's  ability to record,  process,  summarize and report financial data and have  identified  for the  registrant's  auditors  any material  weaknesses  in internal controls; and

         b)       any fraud,  whether or not  material,  that  involves  management  or other  employees who have a significant role in the registrant's internal controls; and

6.       The registrant's  other  certifying  officers and I have indicated in this quarterly report whether or not there were significant  changes in internal controls or in other factors that could  significantly  affect internal controls  subsequent to the date of our most recent evaluation,  including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November  12, 2002                                   /s/ Lisa A. Payne
                                                              -----------------------------------------------------
                                                              Lisa A. Payne
                                                              Executive  Vice   President,   Chief   Financial  and
                                                              Administrative Officer

