Form 10-K
period 2002-12-31
TAUBMAN CENTERS INC
filed 2003-03-24
CIK 890319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002.

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

     Yes X    No

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No

As of March 20, 2003, the aggregate market value of the 51,557,179 shares of Common Stock held by non-affiliates of the registrant was $902 million, based upon the closing price $17.49 on the New York Stock Exchange composite tape on such date. (For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the registrant and certain other shareholders; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.) As of March 20, 2003, there were outstanding 52,270,965 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders meeting to be held in 2003 are incorporated by reference into Part III.

PART I

Item 1. BUSINESS.

The Company

        Taubman Centers, Inc. (the “Company” or “TCO”) was incorporated in Michigan in 1973 and had its initial public offering (“IPO”) in 1992. The Company owns a 62% managing general partner’s interest in The Taubman Realty Group Limited Partnership (the “Operating Partnership” or “TRG”), through which the Company conducts all its operations. The Company owns, develops, acquires, and operates regional shopping centers and interests therein. The Company’s portfolio, as of December 31, 2002, included 20 urban and suburban centers located in nine states. One new center is under construction in Virginia and will open in September 2003. Construction is scheduled to begin on a second new center in 2003. The center is located in North Carolina and will open in August 2005. The Operating Partnership also owns certain regional retail shopping center development projects and more than 99% of The Taubman Company LLC (the “Manager”), which manages the shopping centers and provides other services to the Operating Partnership and the Company. See the table on pages 12 and 13 of this report for information regarding the centers.

        The Company is a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the “Code”). In order to satisfy the provisions of the Code applicable to REITs, the Company must distribute to its shareholders at least 90% of its REIT taxable income and meet certain other requirements. The Operating Partnership’s partnership agreement provides that the Operating Partnership will distribute, at a minimum, sufficient amounts to its partners such that the Company’s pro rata share will enable the Company to pay shareholder dividends (including capital gains dividends that may be required upon the Operating Partnership’s sale of an asset) that will satisfy the REIT provisions of the Code.

Recent Developments

        For a discussion of business developments that occurred in 2002, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A).

The Shopping Center Business

        There are several types of retail shopping centers, varying primarily by size and marketing strategy. Retail shopping centers range from neighborhood centers of less than 100,000 square feet of GLA to regional and super-regional shopping centers. Retail shopping centers in excess of 400,000 square feet of GLA are generally referred to as “regional” shopping centers, while those centers having in excess of 800,000 square feet of GLA are generally referred to as “super-regional” shopping centers. Nineteen of the centers are “super-regional” centers. In this annual report on Form 10-K, the term “regional shopping centers” refers to both regional and super-regional shopping centers. The term “GLA” refers to gross retail space, including anchors and mall tenant areas, and the term “Mall GLA” refers to gross retail space, excluding anchors. The term “anchor” refers to a department store or other large retail store. The term “mall tenants” refers to stores (other than anchors) that are typically specialty retailers and lease space in shopping centers.

Business of the Company

        The Company, as managing general partner of the Operating Partnership, is engaged in the ownership, management, leasing, acquisition, development, and expansion of regional shopping centers.

      The centers:

o	are strategically located in major metropolitan areas, many in communities that are among the most affluent in the country, including New York City, Los Angeles, San Francisco, Denver, Detroit, Phoenix, Miami, Dallas, Tampa, Orlando, and Washington, D.C.;

o	range in size between 611,000 and 1.6 million square feet of GLA and between 238,000 and 635,000 square feet of Mall GLA. The smallest center has approximately 70 stores, and the largest has over 200 stores. Of the 20 centers, 19 are super-regional shopping centers;

o	have approximately 3,000 stores operated by its mall tenants under approximately 1,300 trade names;

o	have 63 anchors, operating under 16 trade names;

o	lease over 75% of Mall GLA to national chains, including subsidiaries or divisions of The Limited (The Limited, Express, Victoria's Secret, and others), Gap (Gap, Gap Kids, Banana Republic, and others), and Foot Locker, Inc. (Foot Locker, Lady Foot Locker, Champs Sports, and others); and

o	are among the most productive (measured by mall tenants’ average per square foot sales) in the United States. In 2002, mall tenants had average per square foot sales of $456, which is significantly greater than the average for all regional shopping centers owned by public companies.

        The most important factor affecting the revenues generated by the centers is leasing to mall tenants (primarily specialty retailers), which represents approximately 90% of revenues. Anchors account for less than 10% of revenues because many own their stores and, in general, those that lease their stores do so at rates substantially lower than those in effect for mall tenants.

        The Company’s portfolio is concentrated in highly productive super-regional shopping centers. All 20 centers had annual rent rolls at December 31, 2002 of over $10 million. The Company believes that this level of productivity is indicative of the centers’ strong competitive position and is, in significant part, attributable to the Company’s business strategy and philosophy. The Company believes that large shopping centers (including regional and especially super-regional shopping centers) are the least susceptible to direct competition because (among other reasons) anchors and large specialty retail stores do not find it economically attractive to open additional stores in the immediate vicinity of an existing location for fear of competing with themselves. In addition to the advantage of size, the Company believes that the centers’ success can be attributed in part to their other physical characteristics, such as design, layout, and amenities.

Business Strategy And Philosophy

        The Company believes that the regional shopping center business is not simply a real estate development business, but rather an operating business in which a retailing approach to the on-going management and leasing of the centers is essential. Thus the Company:

o	offers a large, diverse selection of retail stores in each center to give customers a broad selection of consumer goods and variety of price ranges.

o	endeavors to increase overall mall tenants’ sales by leasing space to a constantly changing mix of tenants, thereby increasing achievable rents.

o	seeks to anticipate trends in the retailing industry and emphasizes ongoing introductions of new retail concepts into the centers. Due in part to this strategy, a number of successful retail trade names have opened their first mall stores in the centers. In addition, the Company has brought to the centers “new to the market” retailers. The Company believes that its execution of this leasing strategy has been unique in the industry and is an important element in building and maintaining customer loyalty and increasing mall productivity.

o	provides innovative initiatives that utilize technology and the internet to heighten the shopping experience for customers, build customer loyalty and increase tenant sales. One such initiative is the Company’s ShopTaubman one-to-one marketing program, which connects shoppers and retailers through online websites. Approximately 99% of the managed centers’ tenants participate in the center websites and at the end of 2002, these sites had approximately 622 thousand registered users.

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

        The Company’s leasing strategy involves assembling a diverse mix of mall tenants in each of the centers in order to attract customers, thereby generating higher sales by mall tenants. High sales by mall tenants make the centers attractive to prospective tenants, thereby increasing the rental rates that prospective tenants are willing to pay. The Company implements an active leasing strategy to increase the centers’ productivity and to set minimum rents at higher levels. Elements of this strategy include terminating leases of under-performing tenants, renegotiating existing leases, and not leasing space to prospective tenants that (though viable or attractive in certain ways) would not enhance a center’s retail mix.

Potential For Growth

        The Company’s principal objective is to enhance shareholder value. The Company seeks to maximize the financial results of its assets, while pursuing a growth strategy that concentrates primarily on an active new center development program.

Internal Growth

        In mid-2001, the Company underwent a major review of its business strategies, which highlighted that 90% of the Company’s future growth will come from its existing core portfolio and business. Although the Company has always had a culture of intensively managing its assets and maximizing the rents from tenants, the Company committed to review all of the processes that impact the core portfolio in order to drive even better performance.

        First, the Company agreed upon the core business strategy, which is to maintain a portfolio of properties that deliver above-market profitable growth by providing targeted retailers with the best opportunity to do business in each market and targeted shoppers with the best local shopping experience for their needs.

        The Company decided upon three endeavors that would lead to achievement of the key mission to “deliver above market profitable growth”. The Company’s first endeavor is to become an even more customer centric company than it is today, which will enable the Company to make better decisions driven by fact-based understanding of what retailers and shoppers want. The second endeavor is to become more operationally excellent, which will enable the Company to achieve competitive cost efficiencies, greater discipline, and more timely processes and decision making. This is especially important as the Company’s competitors search for economies of scale in increasingly larger operations. The third endeavor is to achieve profitable growth, which the Company has defined as maintaining the highest tenant sales and sales growth in the industry, and accelerating core Net Operating Income (NOI) growth over time. The Company believes further integrating these basic strategic themes throughout the organization will serve to coordinate and prioritize all of the Company’s efforts to achieve its strategy.

        The Company has identified the key drivers to achieve its core business strategy. These drivers fall into four categories: people drivers, organizational drivers, customer drivers and financial drivers. The Company identified 40 drivers of the core business that served as a basis for seven companywide initiatives to be completed in 2003 that will establish a strong foundation for improved core performance. These initiatives are each being led by teams of approximately 7 to 8 people from all areas of the organization.

o	Initiative One — Common Area Maintenance (CAM). This team will focus on all of the Company’s CAM processes to ensure that decision making is customer-based, and as low-cost and efficient as possible.

o	Initiative Two — Customer knowledge. This team will take a fresh look at how the Company obtains and applies tenant and shopper research in all its decision making throughout the organization.

o	Initiative Three — Credit grading. This team will review the Company’s current tenant grading system and seek improvements to ensure that the system is a strong predictor of a tenant’s ability to pay contract rent for its entire term and establish risk parameters for each asset to guide our leasing team.

o	Initiative Four — Tenant optimization. Utilizing the enhanced credit grading system just described, this team will create upgraded and more formalized management tools. These will help in making leasing decisions based on information that quantifies the tradeoffs between occupancy, rent, credit risk and merchandising to ensure the greatest shareholder value creation in each individual leasing condition.

o	Initiative Five — Leasing and store-opening process. This team will complete the implementation of process improvements identified in 2002 that will reduce the time between a tenant leaving a space and a new tenant paying rent in that space. This involves a new lease process software package that will be implemented by June 2003 and the establishment of enhanced metrics and goals to monitor improvement.

o	Initiative Six — Leadership and technical competencies. This team will update the key leadership and technical skills required at each level of the organization. The Company will then determine any gaps and create a plan to bridge these gaps by individual.

o	Initiative Seven — Linkage of the core drivers to individual commitments. This team will create a direct linkage of all 40 core drivers to individual goals and commitments and ensure compensation plans are appropriately structured to provide associates incentives to improve the core.

        The Company strongly believes that focusing management attention on these initiatives will improve its performance on these drivers and by establishing specific benchmarks and goals for these drivers, which the Company can measure year after year, the Company will have set the stage for strong NOI growth over the near to midterm.

Development of New Centers

        The Company is pursuing an active program of regional shopping center development. The Company believes that it has the expertise to develop economically attractive regional shopping centers through intensive analysis of local retail opportunities. The Company believes that the development of new centers is an important use of its capital and an area in which the Company excels. At any time, the Company has numerous potential development projects in various stages.

        The Mall at Millenia, a 1.1 million square foot super-regional center located in Orlando, Florida opened on October 18, 2002. The center is anchored by Neiman Marcus, Bloomingdale’s, and Macy’s. Additionally, one new center is currently under construction; Stony Point Fashion Park, a 690 thousand square foot center in Richmond, Virginia, is scheduled to open in September 2003. Construction is scheduled to begin in 2003 on NorthLake Mall, a 1.2 million square foot center in Charlotte, North Carolina. The center is scheduled to open in August 2005.

        The Company’s policies with respect to development activities are designed to reduce the risks associated with development. For instance, the Company previously entered into an agreement to lease a center while the Company investigated the redevelopment opportunities of the center. Also, the Company generally does not intend to acquire land early in the development process. Instead, the Company generally acquires options on land or forms partnerships with landholders holding potentially attractive development sites. The Company typically exercises the options only once it is prepared to begin construction. The pre-construction phase for a regional center typically extends over several years and the time to obtain anchor commitments, zoning and regulatory approvals, and public financing arrangements can vary significantly from project to project. In addition, the Company does not intend to begin construction until a sufficient number of anchor stores have agreed to operate in the shopping center, such that the Company is confident that the projected sales and rents from Mall GLA are sufficient to earn a return on invested capital in excess of the Company’s cost of capital. Having historically followed these principles, the Company’s experience indicates that, on average, less than 10% of the costs of the development of a regional shopping center will be incurred prior to the construction period. However, no assurance can be given that the Company will continue to be able to so limit pre-construction costs. Unexpected costs due to extended zoning and regulatory processes may cause the Company’s investment in a project to exceed this historic experience.

        While the Company will continue to evaluate development projects using criteria, including financial criteria for rates of return, similar to those employed in the past, no assurances can be given that the adherence to these policies will produce comparable results in the future. In addition, the costs of shopping center development opportunities that are explored but ultimately abandoned will, to some extent, diminish the overall return on development projects (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Spending” for further discussion of the Company’s development activities).

Strategic Acquisitions

        The Company’s objective is to acquire existing centers only when they are compatible with the quality of the Company’s portfolio (or can be redeveloped to that level) and that satisfy the Company’s strategic plans and pricing requirements.

        In March 2003, the Company acquired the 15% minority interest in Great Lakes Crossing, bringing its ownership in the shopping center to 100%.

        In October 2002, the Company acquired Swerdlow Real Estate Group’s (Swerdlow’s) 50% interest in Dolphin Mall, bringing its ownership in the shopping center to 100%.

        In May 2002, the Operating Partnership acquired a 50% general partnership interest in SunValley Associates, a California general partnership that owns the Sunvalley shopping center located in Concord, California.

        Also in May 2002, the Company purchased an additional interest in Arizona Mills. The Company has a 50% interest in the center as of the purchase date.

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

        The following table includes information regarding recent development, acquisition, and expansion activities.

Developments:

Completion Date	Center	Location

March 1999	MacArthur Center	Norfolk, Virginia
March 2001	Dolphin Mall	Miami, Florida
August 2001	The Shops at Willow Bend	Plano, Texas
September 2001	International Plaza	Tampa, Florida
October 2001	The Mall at Wellington Green	Wellington, Florida
October 2002	The Mall at Millenia	Orlando, Florida
Acquisitions:

Completion Date	Center	Location

August 2000	Twelve Oaks Mall -	Novi, Michigan
additional interest (1)
May 2002	Sunvalley (2)	Concord, California
May 2002	Arizona Mills	Tempe, Arizona
additional interest (3)
October 2002	Dolphin Mall	Miami, Florida
additional interest (4)
March 2003	Great Lakes Crossing	Auburn Hills, Michigan
additional interest (5)
Expansions and Renovations:

Completion Date	Center	Location

November 1999	Fairlane (6)	Dearborn, Michigan
November 1999	Biltmore Fashion Park (7)	Phoenix, Arizona
February 2000 - September 2000	Fair Oaks (8)	Fairfax, Virginia
May 2000	Fairlane (9)	Dearborn, Michigan
December 2000-2001	Beverly Center (10)	Los Angeles, California
November 2001	Twelve Oaks Mall (6)	Novi, Michigan
November 2001	Woodland (6)	Grand Rapids, Michigan

(1)	In August 2000, the joint venture partner’s 50% interest in the center was acquired.
(2)	In May 2002, a 50% interest in the center was acquired.
(3)	In May 2002, an additional 13% interest in the center was acquired.
(4)	In October 2002, the joint venture partner’s 50% interest in the center was acquired.
(5)	In March 2003, the joint venture partner’s 15% interest in the center was acquired.
(6)	New food court opened.
(7)	Macy’s expansion completed.
(8)	Hecht’s opened an expansion in February. Additionally, a JCPenney expansion and newly constructed Macy’s opened in September.
(9)	A 21-screen theater opened.
(10)	Renovation completed.

Rental Rates

        As leases have expired in the centers, the Company has generally been able to rent the available space, either to the existing tenant or a new tenant, at rental rates that are higher than those of the expired leases. In a period of increasing sales, rents on new leases will tend to rise as tenants’ expectations of future growth become more optimistic. In periods of slower growth or declining sales, rents on new leases will grow more slowly or will decline for the opposite reason. However, center revenues nevertheless increase as older leases roll over or are terminated early and replaced with new leases negotiated at current rental rates that are usually higher than the average rates for existing leases.

        The following tables contain certain information regarding per square foot minimum rent at centers that have been owned and open for at least two years.

	2002	2001	(1)	2000
Average minimum rent per square foot:
All mall tenants	$41.91	$41.55		$39.77
Stores opening during year	$44.10	$50.46		$46.21
Square feet of GLA opened	814,580	675,952		609,335
Stores closing during year	$42.52	$40.82		$40.06
Square feet of GLA closed	692,790	834,101		628,013

        Excluding tenant spaces greater than 10,000 square feet opened in 2002 or 2001:

	2002	2001	(1)
Average minimum rent per square foot:
All mall tenants	$42.40	$41.66
Stores opening during year	$48.62	$54.02
Square feet of GLA opened	619,251	597,108
Stores closing during year (2)	$43.44	$43.67
Square feet of GLA closed	620,377	710,573

(1)	Amounts have been restated to include centers comparable to the 2002 statistic.
(2)	Excludes spaces greater than 10,000 square feet closed in 2002 or 2001.

Lease Expirations

        The following table shows lease expirations based on information available as of December 31, 2002 for the next ten years for the centers in operation at that date:

Lease Expiration Year	Number of Leases Expiring	Leased Area in Square Footage	Annualized Base Rent Under Expiring Leases (in thousands)	Annualized Base Rent Under Expiring Leases Per Square Foot(1)	Percent of Total Leased Square Footage Represented by Expiring Leases
2003 (2) 2004 2005 2006 2007 2008 2009 2010 2011 2012	137 213 247 217 272 312 291 164 447 307	504,621 519,880 615,116 581,598 802,500 988,908 905,653 563,469 1,525,931 1,461,696	$15,276 23,459 29,136 24,972 31,655 39,626 38,301 24,445 61,404 56,664	$30.27 45.12 47.37 42.94 39.45 40.07 42.29 43.38 40.24 38.77	4.7% 4.8 5.7 5.4 7.4 9.1 8.4 5.2 14.1 13.5

(1)	A higher percentage of space at value centers is typically rented to major and mall tenants at lower rents than the portfolio average. Excluding value centers, the annualized base rent under expiring leases is greater by a range of $3.06 to $11.91 or an average of $7.10 for the periods presented within this table.
(2)	Excludes leases that expire in 2003 for which renewal leases or leases with replacement tenants have been executed as of December 31, 2002.

        The Company believes that the information in the table is not necessarily indicative of what will occur in the future because of several factors, but principally because of early lease terminations at the centers. For example, the average remaining term of the leases that were terminated during the period 1997 to 2002 was approximately two years. The average term of leases signed during 2002 and 2001 was approximately eight years.

        In addition, mall tenants at the centers may seek the protection of the bankruptcy laws, which could result in the termination of such tenants’ leases and thus cause a reduction in cash flow. In 2002, approximately 1.7% of leases were so affected compared to 4.5% in 2001. This statistic has ranged from 1.2% to 4.5% since the Company went public in 1992. Since 1991, the annual provision for losses on accounts receivable has been less than 2% of annual revenues.

Occupancy

        For centers owned and open for all of 2002 and 2001, leased space, ending occupancy, and average occupancy were 93.4%, 90.2%, and 88.3%, respectively, in 2002, and 91.6%, 88.6%, and 87.9%, respectively, in 2001. Mall tenant average occupancy, ending occupancy, and leased space rates of all centers are as follows:

	Year Ended December 31
	2002	2001	2000	1999	1998
Leased Space	90.3%	87.7%	93.8%	92.1%	92.3%
Ending Occupancy	87.0%	84.0%	90.5%	90.4%	90.2%
Average Occupancy	84.8%	84.9%	89.1%	89.0%	89.4%

Major Tenants

        No single retail company represents 10% or more of the Company’s revenues. The combined operations of The Limited, Inc. accounted for approximately 5.3% of Mall GLA as of December 31, 2002 and of 2002 minimum rent. No other single retail company accounted for more than 3% of Mall GLA or 4% of 2002 minimum rent. The following table shows the ten largest tenants and their square footage as of December 31, 2002.

Tenant	# of Stores	Square Footage	% of Mall GLA
Limited (The Limited, Express, Victoria's Secret)	74	517,725	5.3%
Gap (Gap, Gap Kids, Banana Republic)	37	280,211	2.8
Forever 21	15	226,584	2.3
Foot Locker (Foot Locker, Lady Foot Locker, Champs Sports)	44	216,270	2.2
Williams-Sonoma (Williams-Sonoma, Pottery Barn, Pottery Barn Kids)	24	164,455	1.7
Abercrombie & Fitch	22	164,030	1.7
Retail Brand Alliance (Brooks Brothers, Casual Corner)	24	150,980	1.5
Borders Group (Borders, Waldenbooks)	18	131,227	1.3
Talbots	17	124,686	1.3
Spiegel (Eddie Bauer)	12	99,236	1.0

General Risks of the Company

Economic Performance and Value of Shopping Centers Dependent on Many Factors

        The economic performance and value of the Company’s shopping centers are dependent on various factors. Additionally, these same factors will influence the Company’s decision whether to go forward on the development of new centers and may affect the ultimate economic performance and value of projects under construction (see other risks associated with the development of new centers under “Business of the Company — Development of New Centers”). Such factors include:

o	changes in the national, regional, and/or local economic and geopolitical climates,

o	competition from other shopping centers, discount stores, outlet malls, discount shopping clubs, direct mail, and the internet in attracting customers and tenants,

o	increases in operating costs,

o	the public perception of the safety of customers at the shopping centers,

o	environmental or legal liabilities,

o	availability and cost of financing, and

o	uninsured losses, whether because of unavailability of coverage or in excess of policy specifications and insured limits, including those resulting from wars, acts of terrorism, riots or civil disturbances, or losses from earthquakes or floods.

In addition, the value of shopping centers may be adversely affected by:

o	changes in government regulations, and

o	changes in real estate zoning and tax laws.

        Adverse changes in the economic performance and value of shopping centers would adversely affect the Company’s income and cash available to pay dividends.

Third Party Interests in the Centers

        Some of the shopping centers which the Company develops and leases are partially owned by non-affiliated partners through joint venture arrangements. As a result, the Company may not be able to control all decisions regarding those shopping centers and may be required to take actions that are in the interest of the joint venture partners but not the Company’s best interests.

Bankruptcy of Mall Tenants or Joint Venture Partners

        The Company could be adversely affected by the bankruptcy of third parties. The bankruptcy of a mall tenant could result in the termination of its lease which would lower the amount of cash generated by that mall. In addition, if a department store operating an anchor at one of our shopping centers were to go into bankruptcy and cease operating, its closing may lead to reduced customer traffic and lower mall tenant sales which would, in turn, affect the amount of rent our tenants pay the Company. The profitability of shopping centers held in a joint venture could also be adversely affected by the bankruptcy of one of the joint venture partners if, because of certain provisions of the bankruptcy laws, the Company was unable to make important decisions in a timely fashion or became subject to additional liabilities.

Investments in and Loans to Third Parties

        The Company occasionally extends credit to third parties in connection with the sales of land or other transactions. The Company has occasionally made investments in marketable and other equity securities. The Company is exposed to risk in the event the values of its investments and/or its loans decrease due to overall market conditions, business failure, and/or other nonperformance by the investees or counterparties.

Third Party Contracts

        The Company provides property management, leasing, development, and other administrative services to centers transferred to General Motors pension trusts, other third parties and to certain Taubman affiliates. The contracts under which these services are provided may be canceled or not renewed or may be renegotiated on terms less favorable to the Company. Certain overhead costs allocated to these contracts would not be eliminated if the contracts were to be canceled or not renewed.

Inability to Maintain Status as a REIT

o	The Company may not be able to maintain its status as a real estate investment trust, or REIT, for Federal income tax purposes with the result that the income distributed to shareholders will not be deductible in computing taxable income and instead would be subject to tax at regular corporate rates. Although the Company believes it is organized and operates in a manner to maintain its REIT qualification, many of the REIT requirements of the Internal Revenue Code are very complex and have limited judicial or administrative interpretations. Changes in tax laws or regulations or new administrative interpretations and court decisions may also affect the Company’s ability to maintain REIT status in the future. If the Company fails to qualify as a REIT, its income may also be subject to the alternative minimum tax. If the Company does not maintain its REIT status in any year, it may be unable to elect to be treated as a REIT for the next four taxable years. In addition, if the Company fails to meet the Internal Revenue Code’s requirement that it distribute to shareholders at least 90% of its otherwise taxable income, less capital gain income, the Company will be subject to a nondeductible 4% excise tax. The Internal Revenue Code does provide that an additional dividend payment may be declared and paid in the following taxable year so that the Company will be deemed to have distributed at least 90% of its taxable income to shareholders and thereby maintain its REIT status. The 4% excise tax is due and payable on the additional dividend payment made in the succeeding tax year in order to meet the 90% distribution requirement.

o	Although the Company currently intends to maintain its status as a REIT, future economic, market, legal, tax, or other considerations may cause it to determine that it would be in the Company’s and its shareholders’ best interests to revoke its REIT election. As noted above, if the Company revokes its REIT election, it will not be able to elect REIT status for the next four taxable years.

Environmental Matters

        All of the centers presently owned by the Company (not including option interests in certain pre- development projects or any of the real estate managed but not included in the Company’s portfolio) have been subject to environmental assessments. The Company is not aware of any environmental liability relating to the centers or any other property, in which they have or had an interest (whether as an owner or operator) that the Company believes, would have a material adverse effect on the Company’s business, assets, or results of operations. No assurances can be given, however, that all environmental liabilities have been identified or that no prior owner, operator, or current occupant has created an environmental condition not known to the Company. Moreover, no assurances can be given that (1) future laws, ordinances, or regulations will not impose any material environmental liability or that (2) the current environmental condition of the centers will not be affected by tenants and occupants of the centers, by the condition of properties in the vicinity of the centers (such as the presence of underground storage tanks), or by third parties unrelated to the Company.

        There are asbestos containing materials (“ACMs”) at some of the older centers, primarily in the form of floor tiles, roof coatings, and mastics. The floor tiles, roof coatings, and mastics are generally in good condition. The Manager has an operations and maintenance program that details operating procedures with respect to ACMs prior to any renovation and that requires periodic inspection for any change in condition of existing ACMs.

Personnel

        The Company has engaged the Manager to provide real estate management, acquisition, development, and administrative services required by the Company and its properties.

        As of December 31, 2002, the Manager had 1,045 full-time employees. The following table provides a breakdown of employees by operational areas as of December 31, 2002:

Center Operations.....................................
Property Management...............................
Leasing......................................................
Development.............................................
Financial Services.....................................
Other.........................................................
Total......................................................	Number Of Employees 607 193 73 48 67 57 1,045

        As of January 1, 2002, certain employees, who previously had been employees of affiliates of the Manager, became direct employees of the Manager. The Manager considers its relations with its employees to be good.

Item 2. PROPERTIES.

Ownership

        The following table sets forth certain information about each of the centers. The table includes only centers in operation at December 31, 2002. Excluded from this table are Stony Point Fashion Park which will open in 2003, and NorthLake Mall which will open in 2005. Centers are owned in fee other than Beverly Center, Cherry Creek, International Plaza, MacArthur Center, and Sunvalley, which are held under ground leases expiring between 2049 and 2083.

        Certain of the centers are partially owned through joint ventures. Generally, the Operating Partnership’s joint venture partners have ongoing rights with regard to the disposition of the Operating Partnership’s interest in the joint ventures, as well as the approval of certain major matters.

Owned Centers	Anchors	Sq. Ft. of GLA/ Mall GLA as of 12/31/02	Year Opened/ Expanded	Year Acquired	Ownership % as of 12/31/02	Leased Space (1) as of 12/31/02

Arizona Mills
Tempe, AZ
(Phoenix Metropolitan Area)

Beverly Center
Los Angeles, CA

Biltmore Fashion Park
Phoenix, AZ

Cherry Creek
Denver, CO

Dolphin Mall
Miami, FL

Fair Oaks
Fairfax, VA
(Washington, DC Metropolitan Area)

Fairlane Town Center
Dearborn, MI
(Detroit Metropolitan Area)

Great Lakes Crossing
Auburn Hills, MI
(Detroit Metropolitan Area)

International Plaza
Tampa, FL

MacArthur Center
Norfolk, VA

The Mall at Millenia
Orlando, FL

Regency Square
Richmond, VA

The Mall at Short Hills
Short Hills, NJ

Stamford Town Center
Stamford, CT

Sunvalley
Concord, CA
(San Francisco Metropolitan Area)
GameWorks, Harkins Cinemas,
JCPenney Outlet, Neiman Marcus-
Last Call, Off 5th Saks

Bloomingdale's, Macy's

Macy's, Saks Fifth Avenue

Foley's, Lord & Taylor, Neiman
Marcus, Saks Fifth Avenue

Burlington Coat Factory,
Cobb Theatres, Dave & Busters,
Oshman's Supersports USA,
Off 5th Saks, Marshalls,
Neiman Marcus-Last Call (2003)

Hecht's, JCPenney, Lord & Taylor,
Sears, Macy's

Marshall Field's, JCPenney, Lord &
Taylor, Off 5th Saks, Sears

Bass Pro Shops Outdoor World,
GameWorks, Neiman Marcus-
Last Call, Off 5th Saks, Star Theatres

Dillard's, Lord & Taylor, Neiman
Marcus, Nordstrom

Dillard's, Nordstrom

Bloomingdale's, Macy's, Neiman
Marcus

Hecht's (two locations), JCPenney,
Sears

Bloomingdale's, Macy's, Neiman
Marcus, Nordstrom, Saks Fifth Avenue

Filene's, Macy's, Saks Fifth Avenue

JCPenney, Macy's (two locations),
Sears

1,227,000/
  521,000

  871,000/
  563,000

  611,000/
  304,000

1,016,000/
      543,000 (3)

1,296,000/
  632,000

1,583,000/
  567,000

1,525,000/
  635,000

1,376,000/
  567,000

1,223,000/
  581,000

  937,000/
  523,000

1,118,000/
  518,000

  825,000/
  238,000

1,342,000/
  520,000

  861,000/
  368,000

1,317,000/
		477,000	1997 1982 1963/1992/ 1997/1999 1990/1998 2001 1980/1987/ 1988/2000 1976/1978/ 1980/2000 1998 2001 1999 2002 1975/1987 1980/1994/ 1995 1982 1967/1981	1994 1997 2002	50% 70% (2) 100% 50% 100% 50% 100% 85% (4) 26% 70% 50% 100% 100% 50% 50%	95% 98% 95% 99% 80% 93% 88% 89% 92% 88% 96% 95% 99% 86% 93%

Owned Centers	Anchors	Sq. Ft. of GLA/ Mall GLA as of 12/31/02	Year Opened/ Expanded	Year Acquired	Ownership % as of 12/31/02	Leased Space (1) as of 12/31/02

Twelve Oaks Mall
Novi, MI
(Detroit Metropolitan Area)

The Mall at Wellington Green
Wellington, FL
(Palm Beach County)

Westfarms
West Hartford, CT

The Shops at Willow Bend
Plano, TX
(Dallas Metropolitan Area)

Woodland
Grand Rapids, MI
Marshall Field's, JCPenney, Lord &
Taylor, Sears

Burdines, Dillard's, JCPenney,
Lord & Taylor, Nordstrom (2003)

Filene's, Filene's Men's Store/
Furniture Gallery, JCPenney, Lord &
Taylor, Nordstrom

Dillard's, Foley's, Lord & Taylor,
Neiman Marcus, Saks Fifth
Avenue (2004)

Marshall Field's, JCPenney, Sears

Total GLA/Total Mall GLA:

Average GLA/Average Mall GLA:
		1,192,000/ 454,000 1,109,000/ 417,000 (5) 1,291,000/ 521,000 1,330,000/ 547,000 (6) 1,028,000/ 354,000 23,078,000/ 9,850,000 1,154,000/ 493,000	1977/1978 2001 1974/1983/ 1997 2001 1968/1974/ 1984/1989		100% 90% 79% 100% 50%	99% 83% 96% 72% 92%

(1)	Leased space comprises both occupied space and space that is leased but not yet occupied. Leased space for value centers (Arizona Mills, Dolphin Mall, and Great Lakes Crossing) includes anchors.
(2)	The Company has an option to acquire the remaining 30%. The results of Beverly Center are consolidated in the Company’s financial statements.
(3)	GLA excludes approximately 166,000 square feet for the renovated buildings on adjacent peripheral land.
(4)	In March 2003, the Company acquired the 15% minority interest in Great Lakes Crossing.
(5)	GLA excludes Nordstrom and additional mall GLA, which will open in 2003.
(6)	GLA excludes Saks Fifth Avenue, which will open in 2004.

Anchors

        The following table summarizes certain information regarding the anchors at the operating centers (excluding the value centers) as of December 31, 2002.

Name	Number of Anchor Stores	12/31/02 GLA (in thousands)	% of GLA
Dillard's Federated Macy's Burdines Bloomingdale's Total JCPenney May Company Lord & Taylor Hecht's Filene's Filene's Men's Store/ Furniture Gallery Foley's Total Neiman Marcus Nordstrom (1) Saks Saks Fifth Avenue (2) Off 5th Saks Total Sears Target Corporation Marshall Field's	4 8 1 3 12 8 8 3 2 1 2 16 5 4 4 1 5 6 3 63	947 1,684 200 614 2,498 1,519 1,058 453 379 80 418 2,388 556 674 359 93 452 1,370 647 11,051	4.9% 13.0% 7.9% 12.4% 2.9% 3.5% 2.4% 7.1% 3.4% 57.6%	(3)

(1)	A Nordstrom will open at The Mall at Wellington Green in 2003.
(2)	A Saks Fifth Avenue will open at The Shops at Willow Bend in 2004.
(3)	Percentages in table may not add due to rounding.

Mortgage Debt

        The following table sets forth certain information regarding the mortgages encumbering the centers as of December 31, 2002. All mortgage debt in the table below is nonrecourse to the Operating Partnership, except for debt encumbering Great Lakes Crossing, Dolphin Mall, Stony Point Fashion Park, The Mall at Millenia, The Mall at Wellington Green, and The Shops at Willow Bend. The Operating Partnership has guaranteed the payment of all or a portion of the principal and interest on the mortgage debt of these centers. The loan agreements provide for the reduction of the amounts guaranteed as certain center performance and valuation criteria are met. The Great Lakes Crossing loan was refinanced in February 2003 with a non-recourse loan. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Covenants and Commitments”). Assessment bonds totaling approximately $2.4 million, which are not included in the table, also encumber Biltmore Fashion Park, Sunvalley, and Twelve Oaks Mall.

Centers Consolidated in TCO's Financial Statements	Interest Rate		Principal Balance as of 12/31/02 (000's)	Annual Debt Service (000's)		Maturity Date		Balance Due on Maturity (000's)	Earliest Prepayment Date

Beverly Center
Biltmore Fashion Park
Dolphin Mall
Great Lakes Crossing (85%)
MacArthur Center (70%)
Regency Square
Stony Point Fashion Park
The Mall at Short Hills
The Mall at Wellington Green (90%)
The Shops at Willow Bend

Other Consolidated Secured Debt

TRG Credit Facility
TRG Credit Facility
Other

Centers Owned by
Unconsolidated Joint Ventures/
TRG's % Ownership

Arizona Mills (50%)
Cherry Creek (50%)
Fair Oaks (50%)
International Plaza (26%)
The Mall at Millenia (50%)
Stamford Town Center (50%)
Sunvalley (50%)
Westfarms (79%)
Woodland (50%)	8.36% 7.68% Floating Floating 7.59% 6.75% Floating 6.70% Floating Floating Floating Floating 13.00% 7.90% 7.68% 6.60% 4.21% Floating Floating 5.67% 6.10% 8.20%	(4) (7) (12) (14) (15) (16) (17) (21)	$146,000 78,225 164,620 143,807 142,188 81,563 24,367 268,085 142,802 181,634 8,620 140,000 20,000 143,552 177,000 140,000 192,000 145,032 76,000 135,000 209,072 66,000
    Interest Only
            6,906
 2,280 + Interest

           12,400
            6,421
    Interest Only
           20,907
    Interest Only
    Interest Only

    Interest Only
    Interest Only
    Interest Only

           12,728
    Interest Only
    Interest Only
           11,274
    Interest Only
    Interest Only
            9,372
           15,272
				Interest Only	(2) (8) (2) (2) (2) (13) (13) (2) (19) (2) (13) (2) (2)	07/15/04 07/10/09 10/06/04 04/01/03 10/01/10 11/01/11 08/12/05 04/01/09 05/01/04 07/01/03 11/01/04 11/01/04 11/22/09 10/05/10 08/11/06 04/01/08 01/11/08 11/01/03 08/13/04 11/01/12 07/11/12 05/15/04	(5) (10) (10) (5) (10)	$146,000 71,391 160,630 143,221 126,884 71,569 24,367 245,301 142,802 181,634 8,620 140,000 20,000 130,419 171,933 140,000 175,150 145,032 76,000 114,056 179,028 66,000
 30 Days Notice
 30 Days Notice
  3 Days Notice
  2 Days Notice
 30 Days Notice
       05/23/04
  3 Days Notice
       05/02/04
 10 Days Notice
 10 Days Notice

    At Any Time
  2 Days Notice
       11/22/04

 30 Days Notice
       05/19/02
 30 Days Notice
       12/24/05
 10 Days Notice
       02/11/02
       12/10/05
       12/27/04
									30 Days Notice	(1) (3) (6) (6) (3) (9) (6) (11) (6) (6) (6) (6) (18) (3) (20) (1) (6) (6) (6) (3) (3) (1)

(1)	Debt may be prepaid with a yield maintenance prepayment penalty. No prepayment penalty is due if prepaid within six months of maturity date.
(2)	Amortizing principal based on 30 years.
(3)	No defeasance deposit required if paid within three months of maturity date.
(4)	$140 million of this debt (decreasing to $120 million in December 2003) is swapped to 2.05% plus credit spread of 2.25% to October 2004.
(5)	The maturity date may be extended one year.
(6)	Prepayment can be made without penalty.
(7)	The rate was locked to April 2003 at 4.59% including credit spread. The Great Lakes Crossing loan was refinanced in February 2003 with a non-recourse loan.
(8)	Amortizing principal monthly based on 23.75 years plus interest at floatingrate.
(9)	No defeasance deposit required if paid within six months of maturity date.
(10)	Maturity date may be extended for 2 one-year periods. The Company expects that a paydown of a portion of the Wilow Bend balance will be required at the extension date in July 2003.
(11)	Debt may be prepaid with a prepayment penalty equal to greater of yield maintenance or 1% of principal prepaid. No prepayment penalty is due if prepaid within three months of maturity date. 30 days notice required.
(12)	$100 million of this debt is swapped to 2.5% plus credit spread of 1.85% from October 2002 to October 2003, at 4.35% plus credit spread from October 2003 to October 2004 and 5.25% plus credit spread from October 2004 to May 2005. $42.8 million of the debt is capped at 7.00% plus credit spread until10/1/03 based on one-month LIBOR.
(13)	Interest only unless maturity date is extended. In the first year of extension, principal will be amortized based on 25 years.
(14)	$100 million of this debt is swapped to 4.13% plus credit spread of 1.85% to July 2004. $81.6 million of this debt is capped at 7.15% plus credit spread until 6/9/03 based on one-month LIBOR.
(15)	The facility is a $40 million line of credit and is secured by an interest in Short Hills.
(16)	The facility is a $275 million line of credit and is secured by mortgages on Fairlane Town Center and Twelve Oaks Mall. Floating rate is based on one-month LIBOR plus credit spread of 0.90%. $100 million of the line of credit is swapped to 4.3% plus credit spread to November 2003.
(17)	Currently payable at 9%. Deferred interest is due at maturity. The loan is secured by TRG’s indirect interest in International Plaza.
(18)	Debt can be prepaid without penalty. 60 days notice required.
(19)	Interest only until 7/11/04. Thereafter, principal will be amortized based on 25 years. Annual debt service will be $15.9 million.
(20)	Debt may be prepaid with a yield maintenance prepayment penalty. No prepayment penalty is due if redeemed within three months of maturity date. 30-60 day notice required.
(21)	The rate is capped at 8.20%, plus credit spread of 0.80%, until maturity based on one-month LIBOR.

        For additional information regarding the centers and their operations, see the responses to Item 1 of this report.

Item 3. LEGAL PROCEEDINGS.

        The Company and its directors are parties in several lawsuits related to an unsolicited offer for all of the outstanding shares of common stock of the Company by Simon Property Group, Inc., and its acquisition subsidiary, Simon Property Acquisitions, Inc. (collectively, “Simon”), made public by Simon on November 13, 2002, and a subsequent tender offer for all of the outstanding shares of common stock of the Company. These lawsuits include the following:

        On November 14, 2002, Lionel Z. Glancy (“Glancy”), as plaintiff, commenced a civil action against the Company and its directors, as defendants, in the State of Michigan Circuit Court for the Sixth Judicial Circuit Court (“State Court”). The action purports to assert individual claims as well as class action claims on behalf of all persons (other than defendants) who own securities of the Company. The complaint alleges that the defendants have breached their fiduciary duties by refusing to negotiate a sale of the Company to Simon. The action seeks class certification, injunctive relief, compensatory damages in an unspecified sum, and costs, expenses, and attorneys’ fees. On December 6, 2002, Glancy amended its complaint to add claims that the Company’s 1998 issuance of Series B Non-Participating Convertible Preferred Stock (the “Series B Stock”) to members of the Taubman family was a “control share acquisition” under the Michigan Control Share Acquisitions Act (the “Control Share Act”), and that voting agreements entered into by Robert S. Taubman and others were an unreasonable defensive action and a “control share acquisition” under the Control Share Act.

        On November 15, 2002, Joseph Leone, as plaintiff, filed a civil action against the Company and its directors, as defendants, in State Court. The action purports to assert individual claims as well as class action claims on behalf of all other similarly situated shareholders of the Company. The complaint alleges that (i) the Series B Stock issued to Robert S. Taubman and A. Alfred Taubman was issued without proper disclosure and without a necessary shareholder vote, and (ii) the directors of the Company have failed to seriously evaluate the benefits of the Simon offer or other alternatives, such as negotiating with Simon or other potential suitors. The action seeks class certification, declaratory and injunctive relief, damages in an unspecified sum, and costs, expenses, and attorneys’ fees.

        On November 19, 2002, Judith B. Shiffman Revocable Living Trust, as plaintiff, filed a civil action against the Company and its directors, as defendants, in State Court. The action purports to assert individual claims as well as class action claims on behalf of all other similarly situated shareholders of the Company. The complaint alleges that the directors breached their fiduciary duties and are depriving the plaintiff and other class members of the true value of their investment in the Company, by among other things, refusing to negotiate with Simon. The action seeks class certification, injunctive relief, and costs, expenses, and attorneys’ fees.

        On December 5, 2002, Simon, as plaintiff, filed a civil action against the Company, its directors, and A. Alfred Taubman, as defendants, in the United States District Court for the Eastern District of Michigan, Southern Division (“Federal Court”). The complaint alleges that (i) the Company’s 1998 issuance of Series B Stock to members of the Taubman family was a “control share acquisition” under the Control Share Act, (ii) that the rights granted to Robert S. Taubman by the voting agreements was a “control share acquisition” under the Control Share Act, (iii) the Series B Stock should not be permitted to vote, and (iv) the defendants breached their fiduciary duties by, inter alia, issuing the Series B Stock. The action seeks declaratory and injunctive relief. On December 27, 2002, Simon amended its complaint to add a claim that Robert S. Taubman, the other members of the Taubman family, and the persons who entered into the voting agreements with Robert S. Taubman had formed a “group” in response to the Simon offer, that the “group” had acquired all of the shares of stock held by each alleged member of the “group,” and that the “group’s” acquisition of those shares was a “control share acquisition” subject to the Control Shares Act. On January 31, 2003, Simon filed a second amendment to its complaint, adding as a plaintiff, Randall J. Smith, an executive officer of Westfield America, Inc., a company that joined with Simon in connection with Simon’s tender offer.

        On December 24, 2002, Glancy filed a second civil action against the Company, its directors, and A. Alfred Taubman, as defendants, in Federal Court. The action purports to assert individual claims as well as class action claims on behalf of all persons (other than defendants) who own securities of the Company. The complaint alleges (i) that the Series B Stock was improperly issued in violation of the Company’s articles of incorporation, (ii) that the voting rights given to Robert S. Taubman under the voting agreements was a “control share acquisition” subject to the Control Share Act, (iii) members of the Taubman family should not be permitted to vote their Series B Stock, and Robert S. Taubman should not be permitted to exercise the voting rights conveyed by the voting agreements, (iv) a breach of fiduciary duty in response to the Simon offer, and (v) breaches of fiduciary duty in connection with the issuance of the Series B Stock. The action seeks class certification, declaratory and injunctive relief, damages in an unspecified sum, and costs, expenses, and attorneys’ fees. On January 31, 2003, Glancy again amended its complaint, to add additional claims of breach of fiduciary duty relating to the Simon offer.

        Neither the Company, its subsidiaries, nor any of the joint ventures is presently involved in any material litigation, except as described in the preceding paragraphs, nor, to the Company's knowledge, is any material litigation threatened against the Company, its subsidiaries, or any of the properties. Except for routine litigation involving present or former tenants (generally eviction or collection proceedings) and the matters noted in the preceding paragraphs, substantially all litigation is covered by liability insurance.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The common stock of Taubman Centers, Inc. is listed and traded on the New York Stock Exchange (Symbol: TCO). As of March 20, 2003, the 52,270,965 outstanding shares of Common Stock were held by 718 holders of record.

        The following table presents the dividends declared and range of share prices for each quarter of 2002 and 2001.

	Market Quotations

2002 Quarter Ended	High	Low	Dividends
March 31	$15.75	$14.78	$0.255
June 30	15.98	14.26	0.255
September 30	15.20	13.31	0.255
December 31	16.99	12.58	0.26

	Market Quotations

2001 Quarter Ended	High	Low	Dividends
March 31	$12.26	$10.75	$0.25
June 30	14.00	12.02	0.25
September 30	14.13	11.63	0.25
December 31	15.80	12.80	0.255

Item 6. SELECTED FINANCIAL DATA.

        The following table sets forth selected financial data for the Company and should be read in conjunction with the financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report.

	Year Ended December 31
	2002		2001		2000	1999	1998 (1)
	(in thousands of dollars, except as noted)
STATEMENT OF OPERATIONS DATA:
Rents, recoveries, and other shopping center revenues	372,952		325,963		290,018	253,896	320,523
Income before gain on disposition of interest in center,
discontinued operations, extraordinary items,
cumulative effect of change in accounting principle,
and minority and preferred interests	40,759		50,980		61,840	53,427	66,396
Gain on disposition of interest in center (2)					85,339
Discontinued operations (3)	15,072		4,684		4,647	5,018	4,007
Extraordinary items (4)					(9,506)	(468)	(50,774)
Cumulative effect of change in accounting principle (5)			(8,404)
Minority interest	(32,826)		(31,673)		(30,300)	(30,031)	(6,009)
TRG preferred distributions	(9,000)		(9,000)		(9,000)	(2,444)
Net income	14,426		7,657		103,020	25,502	13,620
Series A preferred dividends	(16,600)		(16,600)		(16,600)	(16,600)	(16,600)
Net income (loss) allocable to common shareowners	(2,174)		(8,943)		86,420	8,902	(2,980)
Income (loss) from continuing operations per common
share - diluted	(0.17)		(0.14)		1.70	0.11	0.29
Net income (loss) per common share - diluted	(0.05)		(0.18)		1.64	0.16	(0.06)
Dividends per common share declared	1.025		1.005		0.985	0.965	0.945
Weighted average number of common shares outstanding	51,239,237		50,500,058		52,463,598	53,192,364	52,223,399
Number of common shares outstanding at end of period	52,207,756		50,734,984		50,984,397	53,281,643	52,995,904
Ownership percentage of TRG at end of period	62%		62%		62%	63%	63%
BALANCE SHEET DATA :
Real estate before accumulated depreciation	2,533,530		2,194,717		1,959,128	1,572,285	1,473,440
Total assets	2,269,707		2,141,439		1,907,563	1,596,911	1,480,863
Total debt	1,543,693		1,423,241		1,173,973	886,561	775,298
SUPPLEMENTAL INFORMATION :
Funds from Operations allocable to TCO (6)	89,760		73,527		70,419	68,506	61,131
Mall tenant sales (7)	3,113,620		2,797,867		2,717,195	2,695,645	2,332,726
Sales per square foot (7)	456		463		466	453	426
Number of shopping centers at end of period	20		20		16	17	16
Ending Mall GLA in thousands of square feet	9,850		9,186		7,065	7,540	7,038
Leased space (8)	90.3%	(9)	87.7%	(9)	93.8%	92.1%	92.3%
Ending occupancy	87.0%	(9)	84.0%	(9)	90.5%	90.4%	90.2%
Average occupancy	84.8%	(9)	84.9%	(9)	89.1%	89.0%	89.4%
Average base rent per square foot (10) :
All mall tenants	$41.91	(11)	$41.55	(11)	$39.77	$39.58
Stores opening during year	$44.10	(11)	$50.46	(11)	$46.21	$48.01
Stores closing during year	$42.52	(11)	$40.82	(11)	$40.06	$39.49
(1)
In 1998, the Company obtained a majority and controlling interest in The Taubman Realty Group Limited Partnership (TRG or the Operating Partnership) by transferring interests in ten centers and certain debt for partnership units held by General Motors pension trusts. As a result, the Company began consolidating TRG.
(2)	In August 2000, the Company completed a transaction to acquire an additional interest in one of its Unconsolidated Joint Ventures; TRG became the 100% owner of Twelve Oaks Mall and the joint venture partner became the 100% owner of Lakeside. A gain on the transaction was recognized by the Company representing the excess of the fair value over the net book basis of the Company’s interest in Lakeside (see MD&A – Comparison of 2001 to 2000).
(3)	In January 2002, the Company adopted Statement of Financial Accounting Standard No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with this Statement, the Company has classified the results of Paseo Nuevo and La Cumbre Plaza, which were sold in 2002, as discontinued operations in all periods. Discontinued operations in 2002 include a $12.3 million gain on their disposition.
(4)	Extraordinary items for 1998 through 2000 include charges related to the extinguishment of debt, primarily consisting of prepayment premiums and the writeoff of deferred financing costs.
(5)	In January 2001, the Company adopted Statement of Financial Accounting Standard No. 133 “Accounting for Derivative Instruments and Hedging Activities” and its amendments and interpretations. The Company recognized a loss as a transition adjustment to mark its share of interest rate agreements to fair value as of January 1, 2001.
(6)	Funds from Operations is defined and discussed in MD&A – Presentation of Operating Results.
(7)	Based on reports of sales furnished by mall tenants. Sales per square foot for 2001 has been restated to exclude Paseo Nuevo and La Cumbre Plaza, which were sold in 2002.
(8)	Leased space comprises both occupied space and space that is leased but not yet occupied.
(9)	Leased space, ending occupancy, and average occupancy for centers owned and open for all of 2002 and 2001 were 93.4%, 90.2%, and 88.3%, respectively, in 2002, and 91.6%, 88.6%, and 87.9%, respectively, in 2001.
(10)	Amounts include centers owned and operated for two years.
(11)	Excluding spaces greater than 10,000 square feet opened in 2002 or 2001, rent per square foot for mall tenants and tenants opened was $42.40 and $48.62 in 2002, respectively, and $41.66 and $54.02 in 2001, respectively. Excluding spaces fgreater than 10,000 square feet closed in 2002 or 2001, rent per square foot for tenants closed was $43.44 in 2002 and $43.67 in 2001.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company’s expectations or beliefs concerning future events, including the following: statements regarding future developments and joint ventures, rents and returns, statements regarding the continuation of trends, and any statements regarding the sufficiency of the Company’s cash balances and cash generated from operating and financing activities for the Company’s future liquidity and capital resource needs. The Company cautions that although forward-looking statements reflect the Company’s good faith beliefs and best judgment based upon current information, these statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including those risks, uncertainties, and factors detailed from time to time in reports filed with the SEC, and in particular those set forth under the headings “General Risks of the Company” and “Environmental Matters” in the Company’s Annual Report on Form 10-K. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements of Taubman Centers, Inc. and the Notes thereto.

General Background and Performance Measurement

        The Company owns a managing general partner’s interest in The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG), through which the Company conducts all of its operations. The Operating Partnership owns, develops, acquires, and operates regional shopping centers nationally. The Consolidated Businesses consist of shopping centers that are controlled by ownership or contractual agreement, development projects for future regional shopping centers, and The Taubman Company LLC (the Manager). Shopping centers that are not controlled and that are owned through joint ventures with third parties (Unconsolidated Joint Ventures) are accounted for under the equity method.

        The operations of the shopping centers are best understood by measuring their performance as a whole, without regard to the Company’s ownership interest. Consequently, in addition to the discussion of the operations of the Consolidated Businesses, the operations of the Unconsolidated Joint Ventures are presented and discussed as a whole.

        The Company opened one new shopping center during 2002 and four new shopping centers during 2001 (Results of Operations – New Center Openings). During 2002, the Company acquired an interest in Sunvalley and sold its interests in La Cumbre Plaza and Paseo Nuevo (Results of Operations – Acquisitions and Dispositions). Additional statistics that exclude the new centers, Sunvalley, La Cumbre Plaza, and Paseo Nuevo are provided to present the performance of comparable centers in the Company’s continuing operations.

Current Operating Trends

        In 2001 and 2002, the regional shopping center industry has been affected by the softening of the national economy. Economic pressures that affect consumer confidence, job growth, energy costs, and income gains can affect retail sales growth and impact the Company’s ability to lease vacancies and negotiate rents at advantageous rates. The impact of a soft economy on the Company’s current results of operations can be moderated by lease cancellation income, which tends to increase in down-cycles of the economy. While the Company’s operating statistics have recently shown some improvement, the sales environment remains challenging and, given the very real geopolitical risks, there is no assurance that these trends will continue.

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

        The following table summarizes occupancy costs, excluding utilities, for mall tenants as a percentage of mall tenant sales.

	2002		2001		2000
Mall tenant sales (in thousands)	$3,113,620		$2,797,867		$2,717,195
Sales per square foot	456		463	(1)	466

Minimum rents	10.6%		10.0%		9.7%
Percentage rents	0.2		0.2		0.3
Expense recoveries	5.0		4.5		4.4
Mall tenant occupancy costs	15.8	% (2)	14.7	% (2)	14.4%

(1)	2001 sales per square foot has been restated to exclude Paseo Nuevo and La Cumbre Plaza.
(2)	For shopping centers that have been owned and open for at least two years, mall tenant occupancy costs as a percentage of sales were 15.4% and 14.9% for 2002 and 2001, respectively.

        Tenant sales per square foot in 2002 decreased by 1.5% compared to 2001. Sales directly impact the amount of percentage rents certain tenants and anchors pay. The effects of declines in sales experienced during 2001 and 2002 on the Company’s operations are moderated by the relatively minor share of total rents (approximately two percent) percentage rents represent. However, if negative sales trends were to continue, the Company’s ability to lease vacancies and negotiate rents at advantageous rates could be adversely affected.

Rental Rates

        As leases have expired in the shopping centers, the Company has generally been able to rent the available space, either to the existing tenant or a new tenant, at rental rates that are higher than those of the expired leases. In a period of increasing sales, rents on new leases will tend to rise as tenants’ expectations of future growth become more optimistic. In periods of slower growth or declining sales, such as the Company is currently experiencing, rents on new leases will grow more slowly or will decline for the opposite reason. However, center revenues nevertheless increase as older leases roll over or are terminated early and replaced with new leases negotiated at current rental rates that are usually higher than the average rates for existing leases. The following table contains certain information regarding per square foot minimum rent at the shopping centers that have been owned and open for at least two years.

	2002	2001	(1)	2000
Average minimum rent per square foot:
All mall tenants	$41.91	$41.55		$39.77
Stores opening during year	$44.10	$50.46		$46.21
Square feet of GLA opened	814,580	675,952		609,335
Stores closing during year	$42.52	$40.82		$40.06
Square feet of GLA closed	692,790	834,101		628,013
(1)	2001 rent per square foot information has been restated to exclude Paseo Nuevo and La Cumbre Plaza.

        The opening and closing rents statistics are not computed on comparable tenant spaces, and can vary significantly from period to period depending on the total amount, location, and average size of tenant space opening and closing in the period. During 2002, the openings included several large spaces, which typically lease at lower rents.

        The following table contains information regarding per square foot minimum rent at shopping centers that have been owned and open for at least two years and excluding tenants greater than 10,000 square feet opening during 2001 or 2002.

	2002	2001
Average minimum rent per square foot:
All mall tenants	$42.40	$41.66
Stores opening during year	$48.62	$54.02
Square feet of GLA opened	619,251	597,108
Stores closing during year (1)	$43.44	$43.67
Square feet of GLA closed	620,377	710,573
(1)	Excludes spaces greater than 10,000 square feet closed in 2002 or 2001.

        Generally, the rent spread between opening and closing stores is in the Company’s historic range of $5.00 to $10.00 per square foot. This statistic is difficult to predict in part because of early lease terminations, which may have actual average closing rents per square foot that vary from the average rent per square foot of scheduled lease expirations.

Occupancy

        Mall tenant average occupancy, ending occupancy, and leased space rates are as follows:

	2002	2001	2000
All Centers
Leased space	90.3%	87.7%	93.8%
Ending occupancy	87.0	84.0	90.5
Average occupancy	84.8	84.9	89.1
Comparable Centers
Leased space	93.4%	91.6%	93.7%
Ending occupancy	90.2	88.6	90.6
Average occupancy	88.3	87.9	89.3

        Occupancy trends showed some improvement in 2002. The lower overall occupancy and leased space in 2002 and 2001 as compared to 2000 reflect the opening of the four centers in 2001 at occupancy levels lower than the average of the existing portfolio. A number of unanticipated early lease terminations and bankruptcies accounted for the majority of the decline in comparable center occupancy in 2001 from 2000. Tenant bankruptcy filings as a percentage of the total number of tenant leases was 1.7% in 2002, compared to 4.5% in 2001 and 2.3% in 2000.

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

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Total
	2002	2002	2002	2002	2002

	(in thousands)
Mall tenant sales	$645,317	$669,448	$691,205	$1,107,650	$3,113,620
Revenues	151,307	159,273	170,320	184,172	665,072
Occupancy:
Ending-comparable (1)	86.8%	87.9%	89.1%	90.2%	90.2%
Average-comparable (1)	87.2	87.4	88.5	90.0	88.3
Ending	83.3	84.2	85.2	87.0	87.0
Average	83.3	83.7	84.7	86.5	84.8
Leased space:
Comparable (1)	91.5	91.4	92.2	93.4	93.4
All centers	87.4	87.6	88.5	90.3	90.3
(1)	Excludes centers that opened in 2001 and 2002, La Cumbre Plaza, Paseo Nuevo, and Sunvalley.

        Because the seasonality of sales contrasts with the generally fixed nature of minimum rents and recoveries, mall tenant occupancy costs (the sum of minimum rents, percentage rents, and expense recoveries) relative to sales are considerably higher in the first three quarters than they are in the fourth quarter.

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Total
	2002	2002	2002	2002	2002

Minimum rents	12.1%	11.9%	11.9%	8.1%	10.6%
Percentage rents	0.3	0.0	0.0	0.4	0.2
Expense recoveries	5.4	5.7	6.1	3.8	5.0

Mall tenant occupancy costs	17.8%	17.6%	18.0%	12.3%	15.8%

Results of Operations

New Center Openings

        The Mall at Millenia, a 1.1 million square foot regional center in which the Operating Partnership has a 50% interest, opened in October 2002, in Orlando, Florida.

        The Mall at Wellington Green, a 1.1 million square foot regional center, opened in October 2001 in Wellington, Florida. A new anchor, Nordstrom, and additional tenant space will open in 2003. The center is owned by a joint venture in which the Operating Partnership has a 90% controlling interest.

        International Plaza, a 1.2 million square foot regional center, opened in September 2001 in Tampa, Florida. The Company has an approximately 26% ownership interest in the center and accounts for it under the equity method. The Operating Partnership is entitled to a preferred return on approximately $17 million of equity contributions as of December 2002, which were used to fund construction costs.

        The Shops at Willow Bend, a wholly owned 1.3 million square foot regional center, opened in August 2001 in Plano, Texas. A new anchor, Saks Fifth Avenue, will open in September 2004.

        Dolphin Mall, a 1.3 million square foot value regional center, opened in March 2001, in Miami, Florida. In October 2002, the Company acquired the remaining 50% interest in Dolphin Mall (see Results of Operations – Acquisitions and Dispositions).

New Center Results

        The Mall at Millenia was 96% leased at opening and 93% occupied by December 2002. The center is expected to achieve an approximately 11% return in 2003.

        International Plaza and Wellington Green are performing as expected with improving occupancy, leasing progress, and sales performance. The return on Wellington Green was approximately 7% in 2002 and is anticipated to be about 9% in 2003, International Plaza’s return was approximately 9% in 2002 and is anticipated to be approximately 10% in 2003.

        The performance of The Shops at Willow Bend has been adversely affected by local and national economic conditions resulting in lower occupancy and sales levels than expected. In addition, Willow Bend faces significant competition from the large supply of retail space that opened in the area within the last two years. The Company does not expect significant improvements in the fundamentals of Willow Bend until the local economy strengthens.

        As a result of Willow Bend’s current operating performance, a paydown of the construction loan will be required in July 2003, at its first of two, one-year, extension dates. During 2002, the Company paid down $17 million of this facility, principally to take advantage of the lower interest rates under the Company’s line of credit. The return on Willow Bend was approximately 6.5% in 2002 and is expected to be slightly lower in 2003.

        While the performance of Dolphin Mall was adversely affected by slower than expected lease up, rental concessions and lower than expected expense recoveries, Dolphin’s performance is continuing to improve. Vehicle counts are averaging about 500,000 per month and sales at the center are increasing steadily. Tenant collections have also increased, and the leasing environment has improved.

        Dolphin Mall is subject to annual special tax assessments by a local community development district (CDD) for certain infrastructure improvements on the property. In the first quarter of 2002, the CDD refinanced its outstanding bonds to extend the term from 20 years to 30 years and to reduce the interest rate. In addition, the first annual assessment began in 2002 rather than in 2001, resulting in a reversal of $2.8 million previously expensed. The annual assessments will be based on allocations of the cost of the infrastructure between the properties that benefit. The total allocation of cost to Dolphin Mall based on current assessments is approximately $65.1 million with a 2002 assessment of approximately $3 million. A portion of these assessments is expected to be recovered from tenants.

        The Company’s return on Dolphin Mall, excluding the favorable $2.8 million reversal described above, was approximately 5% in 2002, and is expected to be approximately 6% in 2003. Considering the opportunities for growth, the Company anticipates that the net operating income of Dolphin Mall will double over the next three to five years, which would result in a return of 11% to 12% on the Company’s $97 million incremental investment in Dolphin (Results of Operations-Acquisitions and Dispositions).

        Estimates regarding returns are forward-looking statements and certain significant factors could cause the actual results to differ materially, including but not limited to: (1) actual results of negotiations with tenants, (2) timing of tenant openings, (3) early lease terminations and bankruptcies, (4) sales performance of the centers, and (5) increases in operating costs.

Acquisitions and Dispositions

        In October 2002, the Company acquired Swerdlow Real Estate Group’s (Swerdlow’s) 50% interest in Dolphin Mall, bringing its ownership in the shopping center to 100%. The $97 million purchase price consisted of $94.5 million of debt that encumbered the property and $2.3 million of peripheral property. No cash was exchanged. Concurrently, all lawsuits between the Company and Swerdlow were settled and Swerdlow repaid the $10 million principal balance of a note due the Company that was previously delinquent. The results of Dolphin have been consolidated in the Company’s results subsequent to the acquisition date (prior to that date, Dolphin was accounted for under the equity method as an Unconsolidated Joint Venture).

        In May 2002, the Company acquired a 50% general partnership interest in SunValley Associates, a California general partnership that owns the Sunvalley shopping center located in Concord, California, for $88 million. The purchase price consisted of $28 million of cash and $60 million of existing debt that encumbered the property. The center is also subject to a ground lease that expires in 2061. The Manager has managed the property since its development and is continuing to do so after the acquisition. Although the Company purchased its interest in Sunvalley from an unrelated third party, the other 50% partner in the property is an entity owned and controlled by Mr. A. Alfred Taubman, effectively the Company’s largest shareholder.

        Also in May 2002, the Company purchased an additional 13% interest in Arizona Mills for approximately $14 million in cash plus an additional $19 million share of the debt that encumbers the property. The Company has a 50% interest in the center as of the purchase date.

        In March 2002, the Company sold its interest in La Cumbre Plaza for $28 million. In May 2002, the Company sold its interest in Paseo Nuevo for $48 million. The centers were subject to ground leases and unencumbered by debt. The centers were purchased in 1996 for a total of $59 million. The Company’s $2.3 million and $10.0 million gains on the sale of La Cumbre Plaza and Paseo Nuevo, respectively, differed from the $6.4 million and $13.4 million gains recognized by the Operating Partnership due to the Company’s $4.1 million and $3.4 million additional bases in La Cumbre Plaza and Paseo Nuevo. The results of Paseo Nuevo and La Cumbre Plaza, including the gains on their disposition, have been presented as discontinued operations in the Company’s Statement of Operations for all periods presented.

        The Company used the net proceeds from the sales of Paseo Nuevo and La Cumbre Plaza to fund the acquisitions of Sunvalley and Arizona Mills, and to pay down borrowings under the Company’s lines of credit.

Debt Transactions

        In December 2002, the Company completed a $192 million secured financing on International Plaza, repaying in full the outstanding balance of the construction loan. Also in December 2002, the Company closed on a $135 million secured financing on Sunvalley, which paid off the $110 million senior debt and $10 million mezzanine debt previously encumbering the center. The Company used its $6 million share of the excess proceeds from Sunvalley to pay down existing credit facilities. In October 2002, the Dolphin Mall construction facility was amended, reducing the maximum availability to $165 million and requiring a pay-down of $24 million.

        In August 2002, Stamford Town Center extended its $76 million loan to August 2004. Also in August, the Company closed on a $105 million construction loan for Stony Point Fashion Park. In July 2002, the Company completed the refinancing of the Westfarms mortgage.

        During October and November 2001, the Company completed an $82.5 million financing secured by Regency Square and closed on a new $275 million line of credit. The net proceeds of these financings were used to pay off $150 million outstanding under loans previously secured by Twelve Oaks Mall and the balance under the expiring revolving credit facility. In May 2001, the Company closed on a $168 million construction loan for The Mall at Wellington Green.

Unsolicited Tender Offer

        In the fall of 2002, the Company received an unsolicited proposal from Simon Property Group, Inc. (SPG) seeking to acquire control of the Company. The proposal was subsequently revised. Thereafter, a tender offer was commenced by SPG and later joined by a subsidiary of Westfield America Trust (Westfield). The Company’s Board of Directors has rejected the proposal and recommended that the Company’s shareholders not tender their shares pursuant to SPG’s and Westfield’s tender offer. SPG has filed suit against the Company to enjoin the voting of the Company’s Series B Non-participating Convertible Preferred Stock based on a variety of legal theories. The Company believes SPG’s claims to be without merit. During 2002, the Company incurred approximately $5.1 million in costs in connection with the unsolicited tender offer and related litigation and expects to continue incurring significant costs until these matters are resolved. The ultimate cost will be dependent upon the outcome and duration of these matters.

Other

        The Company owned an approximately 6.8% interest in MerchantWired, LLC, a service company originally created to provide internet and network infrastructure to shopping centers and retailers, which ceased operations in September 2002. During the years ended December 31, 2002 and 2001, the Company recognized its $1.8 million and $2.4 million share of MerchantWired’s operating losses, respectively. During 2002, the Company invested an additional $4.1 million to satisfy the Company’s guarantees of MerchantWired’s obligations and recorded a charge to write off its remaining $5.8 million balance of its MerchantWired investment.

        The Company has an investment in Fashionmall.com, Inc., an e-commerce company originally organized to market, promote, advertise, and sell fashion apparel and related accessories and products over the internet. In 2002 and 2001, the Company recorded charges of $2.3 million and $1.9 million, respectively, relating to its investment in Fashionmall.com. The Company also received $3.1 million in dividends in 2002. Additionally, the Company recorded an unrealized holding gain of $0.3 million as a component of other comprehensive income (OCI) to mark its investment to its $0.4 million market value at December 31, 2002. Fashionmall.com continues to work on alternatives to liquidation of the company. The Company expects that the net carrying value of its investment as of December 31, 2002 will be recovered in 2003.

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

        The initial adoption of SFAS 133 on January 1, 2001 resulted in a reduction to income of approximately $8.4 million as the cumulative effect of a change in accounting principle and a reduction to OCI of $0.8 million. These amounts represented the transition adjustments necessary to mark the Company’s share of interest rate agreements to fair value as of January 1, 2001.

        In addition to the transition adjustment, the following table contains the effect that derivative instruments had on net income during the years ended December 31, 2002 and 2001:

	2002	2001
	(Operating Partnership's share in millions of dollars)
Change in fair value of swap agreement not designated as a hedge	(3.3)	2.4
Payments under swap agreements	4.5	2.1
Hedge ineffectiveness related to changes in time value of interest rate agreements	0.2	0.4
Adjustment of accumulated other comprehensive income for amounts recognized
in net income	0.8	0.5

Net reduction to income	2.2	5.4

Comparable Center Operations

        The performance of the Company’s portfolio can be measured through comparisons of comparable centers’ operations. During 2002, revenues (excluding land sales and individual lease cancellations over $500 thousand per center) less operating costs (operating and recoverable expenses) of those centers owned and open for at lease two years increased approximately three percent in comparison to the same centers’ results in 2001. This growth was primarily due to increases in minimum rents, specialty retail income, and decreases in bad debt expense, partially offset by a decrease in percentage rent. The Company expects that comparable center operations will increase annually by two to three percent. This is a forward-looking statement and certain significant factors could cause the actual results to differ materially; refer to the General Risks of the Company in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Other Income

        The Company has certain additional sources of income beyond its rental revenues, recoveries from tenants, and revenues from management, leasing, and development services, as summarized in the following table. Shopping center related revenues increased in 2002 primarily due to a full year of the new centers that opened in 2001. The Company expects that the shopping center-related revenues will grow modestly in 2003. While gains on peripheral land sales in 2002 were greater than in the prior year, the Company expects that 2003 gains on land sales will be about $5 million. Interest income in 2002 decreased primarily due to the settlement of the Swerdlow note; the Company expects that 2003 interest income will range between $1 million and $1.5 million. Lease cancellation income is dependent on the overall economy and performance of particular retailers in specific locations and is difficult to predict; prior to 2001, it has averaged between $2 million and $4 million and the Company currently projects to be at the high end of this range in 2003. However, the Company is currently negotiating with several tenants and this amount may be exceeded. Estimates regarding anticipated 2003 other income are forward-looking statements and certain significant factors could cause the actual results to differ materially, including but not limited to: 1) actual results of negotiations with tenants, counterparties, and potential purchasers of peripheral land, and 2) timing of transactions.

	2002	2001	2000
	(Operating Partnership's share in millions of dollars)
Shopping center related revenues	15.8	12.5	12.2
Gains on peripheral land sales	7.6	4.6	9.1
Lease cancellation revenue	7.6	10.1	1.6
Interest income	1.5	4.7	4.1

	32.5	31.9	27.0

Insurance

        The tragic events of September 11, 2001 had an impact on the Company’s insurance coverage. The Company had coverage for terrorist acts in its policies that expired in April 2002. However, such coverage was excluded from its standard property policies at renewal. The Company obtained a separate policy although with lower limits than the prior coverage for terrorist acts.

        In November 2002, Congress passed the “Terrorism Risk Insurance Act of 2002", which required insurance companies to offer terrorism coverage to all existing insured companies for an additional cost. As a result, the Company’s insurance coverage is now provided without a sub-limit for terrorism in its standard property policy, just as it was prior to April 2002, eliminating the need for separate terrorism insurance policies.

Subsequent Events

        In February 2003, the Gordon Group committed to invest $50 million in the Operating Partnership in exchange for 2.08 million partnership units at $24 per unit. These operating partnership units will have the same attributes as existing partnership units, except that they will not have voting rights and will have very limited resale rights for a specified period of time. The Gordon Group’s investment is expected to occur in the second quarter of 2003.

        In February 2003, the Company’s Board of Directors authorized the expansion of the existing buyback program to repurchase up to an additional $100 million of the Company’s common shares. The Company plans to repurchase shares from time to time depending on market prices and other conditions. The Company had $3 million remaining under its existing buyback program. Repurchases of common stock would be financed through general corporate funds, including funds anticipated to be received from the Gordon Group’s investment, and/or through borrowings under existing lines of credit.

        In February 2003, the Company completed a $151 million, 10-year fixed-rate non-recourse refinancing of the current $144 million loan on Great Lakes Crossing at an all-in rate of 5.3%. The Company used excess proceeds of $6.2 million to pay down lines of credit.

        In March 2003, the Company acquired the 15% minority interest in Great Lakes Crossing for $3.2 million in cash.

Application of Critical Accounting Policies

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the financial statements and disclosures. Some of these estimates and assumptions require application of difficult, subjective, and/or complex judgment, often about the effect of matters that are inherently uncertain and that may change in subsequent periods. The Company is required to make such estimates and assumptions when applying the following accounting policies.

Valuation of Shopping Centers

        All properties, including those under construction and/or owned by joint ventures, are reviewed for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. Impairment would be recognized when the sum of expected cash flows (undiscounted and without interest charges) is less than the carrying value of the property. The expected cash flows of a shopping center are dependent on estimates and other factors subject to change, including (1) changes in the national, regional, and/or local economic climates, (2) competition from other shopping centers, stores, clubs, mailings, and the internet, (3) increases in operating costs, and (4) bankruptcy and/or other changes in the condition of third parties, including anchors and tenants. These factors could cause the Company’s expected future cash flows from a shopping center to change, and, as a result, an impairment could be considered to have occurred. To the extent an impairment has occurred, the excess carrying value of the property over its estimated fair value is charged against operations. There were no impairment charges recognized in the periods covered within this Annual Report. As of December 31, 2002, the consolidated net book value of the Company’s properties was $2.1 billion, over 90% of the Company’s consolidated assets; the Company also has varying ownership percentages in the properties of Unconsolidated Joint Ventures with a total combined net book value of $1.0 billion. These amounts include certain development costs that are described in the policy that follows.

Capitalization of Development Costs

        In developing shopping centers, the Company typically obtains land or land options, zoning and regulatory approvals, anchor commitments, and financing arrangements during a process that may take several years and during which the Company may incur significant costs. The Company capitalizes all development costs once it is considered probable that a project will reach a successful conclusion. Prior to this time, the Company expenses all costs relating to a potential development, including payroll, and includes these costs in its Funds from Operations.

        Many factors in the development of a shopping center are beyond the control of the Company, including (1) changes in the national, regional, and/or local economic climates, (2) competition from other shopping centers, stores, clubs, mailing, and the internet, (3) availability and cost of financing, (4) changes in regulation, laws, and zoning, and (5) decisions made by third parties, including anchors. These factors could cause the Company’s assessment of the probability of a development project reaching a successful conclusion to change. If a project subsequently was considered less than probable of reaching a successful conclusion, a charge against operations for previously capitalized development costs would occur.

        The Company’s $29.9 million balance of development pre-construction costs as December 31, 2002 consists primarily of costs related to a project in Syosset, New York. Both Neiman Marcus and Lord & Taylor have made announcements committing to the project. Although the Company still needs to obtain a special use permit and site plan approval from the Oyster Bay Town Board to move forward with the project, the Company is encouraged that the Appellate Court has recently affirmed the New York State Supreme Court’s decision to annul the unfavorable zoning actions of the Oyster Bay Town Board. While the Company expects to be successful in this effort, the process may still not be resolved in the near future. In addition, if the litigation is unsuccessful, the Company expects to consider its alternatives, including possible other uses for the site, but may ultimately decide to abandon the project.

Valuation of Accounts Receivable

        Rents and expense recoveries from tenants are the Company’s principal source of income; they represent over 90% of the Company’s revenues. In generating this income, the Company will routinely have accounts receivable due from tenants. The collectibility of tenant receivables is affected by bankruptcies, changes in the economy, and the ability of the tenants to perform under the terms of their lease agreements. While the Company estimates potentially uncollectible receivables and provides for them through charges against income, actual experience may differ from those estimates. Also, if a tenant were not able to perform under the terms of its lease agreement, receivable balances not previously provided for may be required to be charged against operations. Bad debt expense was approximately 1% of total revenues in 2002, while bankruptcy filings affected 1.7% of tenant leases during the year.

New Accounting Pronouncements

        In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities”. This Interpretation addresses consolidation by business enterprises of certain variable interest entities and the conditions under which they should be included in consolidated financial statements. The Company does not believe that Interpretation No. 46 will change the entities which the Company currently consolidates in its financial statements.

        In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123". This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has determined that it will apply the prospective method of implementing SFAS No. 148, and apply its recognition provisions to all employee awards granted, modified, or settled after January 1, 2003. There were no employee awards granted, modified, or settled in 2002.

        In November 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” . Interpretation No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Interpretation No. 45 would require the recognition of an obligation by the Company for a guarantee of debt of the Unconsolidated Joint Ventures issued after December 31, 2002; the Company does not have any present intentions of issuing any such guarantee. The disclosure requirements of Interpretation No. 45 were effective for the 2002 financial statements and applied to the Company’s guarantee of the debt of The Mall at Millenia.

        In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. SFAS No. 146 would affect the timing of recognition costs of any exit or disposal activities. However, the Company does not believe that the adoption of SFAS No. 146 will otherwise have a material impact on its consolidated financial statements.

        In April 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections”, which is effective for fiscal years beginning after May 15, 2002. SFAS 145 rescinds SFAS 4, SFAS 44 and SFAS 64 and amends SFAS 13 to modify the accounting for sale-leaseback transactions. SFAS 4 required the classification of gains and losses resulting from extinguishment of debt to be classified as extraordinary items. Such gains and losses will now be classified as extraordinary items only if they meet the requirements of APB 30 as being both unusual and infrequent. The Company expects to reclassify extraordinary losses of $9.5 million and $0.5 million for the years ended December 31, 2000 and 1999, respectively, from extraordinary items upon adoption of SFAS 145 on January 1, 2003.

Presentation of Operating Results

        The following tables contain the combined operating results of the Company’s Consolidated Businesses and the Unconsolidated Joint Ventures. Income allocated to the minority partners in the Operating Partnership and preferred interests is deducted to arrive at the results allocable to the Company’s common shareowners. Because the net equity of the Operating Partnership is less than zero, the income allocated to the minority partners is equal to their share of distributions. The net equity of these minority partners is less than zero due to accumulated distributions in excess of net income and not as a result of operating losses. Distributions to partners are usually greater than net income because net income includes non-cash charges for depreciation and amortization, although distributions were less than net income during 2000 due to the gain on the disposition of Lakeside. Also, losses allocable to minority partners in certain consolidated joint ventures are added back to arrive at the net results of the Company. The Company’s average ownership percentage of the Operating Partnership was 62% in both 2002 and 2001, and 63% in 2000.

        The operating results in the following tables include the supplemental earnings measures of EBITDA and Funds from Operations (FFO). EBITDA represents earnings before interest and depreciation and amortization, excluding gains on dispositions of depreciated operating properties. FFO is defined as income before extraordinary items, cumulative effect of change in accounting principle, real estate depreciation and amortization, and the allocation to the minority interest in the Operating Partnership, less preferred dividends and distributions. Gains on dispositions of depreciated operating properties are excluded from FFO.

        FFO is used by the Company in measuring performance, determining the amount of dividends payable to shareowners, and in formulating corporate goals and compensation. Funds from Operations does not represent cash flows from operations, as defined by generally accepted accounting principles, and should not be considered to be an alternative to net income as an indicator of operating performance or to cash flows from operations as a measure of liquidity. However, the National Association of Real Estate Investment Trusts suggests that Funds from Operations is a useful supplemental measure of operating performance for REITs. Funds from Operations as presented by the Company may not be comparable to similarly titled measures of other companies.

        In 2002, an $8.1 million charge related to technology investments and $5.1 million of costs related to the unsolicited tender offer were excluded from EBITDA and FFO and in 2001 a $1.9 million charge related to a technology investment was also excluded.

Comparison of 2002 to 2001

        The following table sets forth operating results for 2002 and 2001, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

	2002			2001

	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100% (1)	TOTAL OF CONSOLIDATED BUSINESSES AND UNCONSOLIDATED JOINT VENTURES AT 100%	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100% (1)	TOTAL OF CONSOLIDATED BUSINESSES AND UNCONSOLIDATED JOINT VENTURES AT 100%

	(in millions of dollars)
REVENUES:
Minimum rents	196.4	185.2	381.6	167.1	149.3	316.5
Percentage rents	4.8	3.5	8.2	5.2	3.2	8.4
Expense recoveries	119.6	94.2	213.8	100.2	73.6	173.8
Management, leasing and development	22.7		22.7	26.0		26.0
Other	29.5	9.2	38.7	27.4	12.3	39.7

Total revenues	373.0	292.1	665.1	326.0	238.4	564.4

OPERATING COSTS:
Recoverable expenses	105.6	81.6	187.2	87.2	67.3	154.5
Other operating	33.8	23.1	56.9	32.5	15.1	47.5
Restructuring loss				2.0		2.0
Charge related to technology
investments	8.1		8.1	1.9		1.9
Costs related to unsolicited tender
offer	5.1		5.1
Management, leasing and development	20.0		20.0	19.0		19.0
General and administrative	20.6		20.6	20.1		20.1
Interest expense	83.7	77.0	160.7	68.2	75.0	143.1
Depreciation and amortization(2)	83.1	57.0	140.1	66.0	39.3	105.3

Total operating costs	360.1	238.7	598.8	296.8	196.7	493.5

	12.8	53.4	66.2	29.1	41.8	70.9

Equity in income of Unconsolidated
Joint Ventures (2) (3)	27.9			21.9

Income before discontinued operations,
cumulative effect of change in
accounting principle, and minority and
preferred interests	40.8			51.0

Discontinued operations:
Gain on dispositions of interests
in centers	12.3
EBITDA	3.2			7.6
Depreciation and amortization	(0.5)			(2.9)
Cumulative effect of change in
accounting principle				(8.4)
Minority and preferred interests:
TRG preferred distributions	(9.0)			(9.0)
Minority share of consolidated
joint ventures	0.4			1.1
Minority share of income of TRG	(17.4)			(11.7)
Distributions in excess of
minority share of income	(15.4)			(20.0)

Net income	14.4			7.7
Series A preferred dividends	(16.6)			(16.6)

Net loss allocable to common
shareowners	(2.2)			(8.9)

SUPPLEMENTAL INFORMATION:
EBITDA - 100%	196.1	187.4	383.5	172.8	156.0	328.8
EBITDA - outside partners' share	(8.6)	(83.4)	(92.0)	(7.5)	(71.6)	(79.2)

EBITDA contribution	187.5	104.0	291.5	165.3	84.4	249.7
Beneficial interest expense	(78.7)	(39.4)	(118.1)	(63.2)	(38.7)	(101.9)
Non-real estate depreciation	(2.7)		(2.7)	(2.7)		(2.7)
Preferred dividends and distributions	(25.6)		(25.6)	(25.6)		(25.6)

Funds from Operations contribution	80.5	64.6	145.1	73.8	45.7	119.5

(1)
With the exception of the Supplemental Information, amounts include 100% of the Unconsolidated Joint Ventures. Amounts are net of intercompany transactions. The Unconsolidated Joint Ventures are presented at 100% in order to allow for measurement of their performance as a whole, without regard to the Company’s ownership interest. In its consolidated financial statements, the Company accounts for its investments in the Unconsolidated Joint Ventures under the equity method.
(2)	Amortization of the Company’s additional basis in the Operating Partnership included in equity in income of Unconsolidated Joint Ventures was $3.0 million in both 2002 and 2001. Also, amortization of the additional basis included in depreciation and amortization was $4.4 million and $4.6 million in 2002 and 2001, respectively.
(3)	Equity in income of Unconsolidated Joint Ventures excludes the cumulative effect of the change in accounting principle incurred in connection with the Company’s adoption of SFAS 133. The Company’s share of the Unconsolidated Joint Ventures’ cumulative effect was approximately $1.6 million.
(4)	Amounts in this table may not add due to rounding.

Consolidated Businesses

        Total revenues for the year ended December 31, 2002 were $373.0 million, a $47.0 million or 14.4% increase over 2001. Minimum rents increased $29.3 million, of which $24.6 million was due to the openings of The Shops at Willow Bend and The Mall at Wellington Green and the consolidation of Dolphin Mall after the acquisition of the additional interest. Minimum rents also increased due to tenant rollovers and increases in occupancy. Expense recoveries increased primarily due to Willow Bend, Wellington Green, and the inclusion of Dolphin Mall. Management, leasing, and development revenue decreased primarily due to the loss of Sunvalley revenue due to its acquisition, and the completion of a short-term contract. Other revenue increased due to increases in gains on sales of peripheral land and income from sponsorship and other retail initiatives, partially offset by a decrease in interest income.

        Total operating costs were $360.1 million, a $63.3 million or 21.3% increase over the comparable period in 2001. Recoverable expenses increased primarily due to Willow Bend, Wellington Green, and the inclusion of Dolphin Mall. Other operating expense increased primarily due to the new centers, partially offset by decreases in MerchantWired losses and bad debt expense. During 2001, a $2.0 million restructuring loss was recognized, which primarily represented the cost of certain involuntary terminations of personnel. During 2002, the Company recognized an $8.1 million charge relating to its investments in MerchantWired and Fashionmall.com, while a $1.9 million charge was recognized relating to the invesment in Fashionmall.com in 2001. During 2002, $5.1 million in costs were incurred in connection with the unsolicited tender offer. Interest expense increased primarily due to an increase in debt and a decrease in capitalized interest upon opening of Willow Bend and Wellington Green, as well as the change in ownership of Dolphin Mall, partially offset by decreases due to lower rates on floating rate debt and the paydown of debt from the proceeds of the sale of Paseo Nuevo and La Cumbre Plaza. Depreciation expense increased primarily due to Willow Bend, Wellington Green, and Dolphin Mall.

Unconsolidated Joint Ventures

        Total revenues for the year ended December 31, 2002 were $292.1 million, a $53.7 million or 22.5% increase from 2001. Minimum rents increased $35.9 million, of which $34.5 million was due to International Plaza, the Mall at Millenia, the acquisition of the interest in Sunvalley, and Dolphin Mall prior to the acquisition of the additional interest. Minimum rents also increased due to tenant rollovers and increases in occupancy. Expense recoveries increased primarily due to International Plaza, Millenia, and Sunvalley. Other revenue decreased primarily due to a decrease in lease cancellation revenue, partially offset by increases in gains on sales of peripheral land and income from sponsorship and other retail initiatives.

        Total operating costs increased by $42.0 million to $238.7 million for the year ended December 31, 2002. Recoverable expenses increased primarily due to International Plaza, Millenia, and Sunvalley. Recoverable expenses in 2002 included the reversal of a $2.8 million special assessment tax accrued during 2001. Other operating expense increased primarily due to these new centers and charges for costs of development activities. Interest expense increased due to the Sunvalley acquisition, increased debt (and decreased capitalized interest upon opening) of International Plaza and Millenia, partially offset by a decrease in the liability for the Dolphin Mall swap agreement recorded under FAS 133 and lower rates on floating rate debt. Depreciation expense increased primarily due to International Plaza, Millenia, and Sunvalley.

        As a result of the foregoing, income of the Unconsolidated Joint Ventures increased by $11.6 million to $53.4 million. The Company’s equity in income of the Unconsolidated Joint Ventures was $27.9 million, a $6.0 million increase from the comparable period in 2001.

Net Income

        As a result of the foregoing, the Company’s income before discontinued operations, cumulative effect of change in accounting principle, and minority and preferred interests decreased $10.2 million to $40.8 million for the year ended December 31, 2002. The discontinued operations of Paseo Nuevo and La Cumbre Plaza include a $12.3 million gain on the dispositions of these centers in 2002. In 2001, a cumulative effect of a change in accounting principle of $8.4 million was recognized in connection with the Company’s adoption of SFAS 133. After allocation of income to minority and preferred interests, the net loss allocable to common shareowners for 2002 was $(2.2) million compared to $(8.9) million in 2001.

Comparison of 2001 to 2000

        Discussion of significant transactions and openings occurring in 2001 precedes the Comparison of 2002 to 2001. Significant transactions that occurred in 2000 are described below.

        In August 2000, the Company completed a transaction to acquire an additional ownership in one of its Unconsolidated Joint Ventures. Under the terms of the agreement, the Operating Partnership became the 100% owner of Twelve Oaks Mall and the joint venture partner became the 100% owner of Lakeside, subject to the existing mortgage debt. The transaction resulted in a net payment to the joint venture partner of approximately $25.5 million in cash. The results of Twelve Oaks have been consolidated in the Company’s results subsequent to the acquisition date (prior to that date, Twelve Oaks was accounted for under the equity method as an Unconsolidated Joint Venture). A gain of $85.3 million on the transaction was recognized by the Company representing its share of the excess of the fair value over the net book basis of the Company’s interest in Lakeside, adjusted for the $25.5 million paid and transaction costs.

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

Comparison of 2001 to 2000

        The following table sets forth operating results for 2001 and 2000, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

	2001			2000

	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100% (1)	TOTAL OF CONSOLIDATED BUSINESSES AND UNCONSOLIDATED JOINT VENTURES AT 100%	CONSOLIDATED BUSINESSES (2)	UNCONSOLIDATED JOINT VENTURES AT 100% (1)	TOTAL OF CONSOLIDATED BUSINESSES AND UNCONSOLIDATED JOINT VENTURES AT 100%

	(in millions of dollars)
REVENUES:
Minimum rents	167.1	149.3	316.5	142.8	145.5	288.3
Percentage rents	5.2	3.2	8.4	6.0	3.8	9.8
Expense recoveries	100.2	73.6	173.8	86.7	75.7	162.4
Management, leasing and development	26.0		26.0	25.0		25.0
Other	27.4	12.3	39.7	25.9	5.7	31.6

Total revenues	326.0	238.4	564.4	286.3	230.7	517.0

OPERATING COSTS:
Recoverable expenses	87.2	67.3	154.5	75.4	63.6	139.0
Other operating	32.5	15.1	47.5	26.0	13.4	39.4
Restructuring loss	2.0		2.0
Charge related to technology investment	1.9		1.9
Management, leasing and development	19.0		19.0	19.5		19.5
General and administrative	20.1		20.1	19.0		19.0
Interest expense	68.2	75.0	143.1	57.3	65.5	122.8
Depreciation and amortization(3)	66.0	39.3	105.3	54.0	29.5	83.5

Total operating costs	296.8	196.7	493.5	251.4	172.0	423.6
Net results of Memorial City (2)				(1.6)		(1.6)

	29.1	41.8	70.9	33.1	58.6	91.7

Equity in income before extraordinary
items of Unconsolidated Joint
Ventures(3)	21.9			28.5

Income before gain on disposition,
discontinued operations,
extraordinary items, cumulative effect
of change in accounting principle,
and minority and preferred interests	51.0			61.7
Gain on disposition of interest in center				85.3
Discontinued operations:
EBITDA	7.6			7.4
Depreciation and amortization	(2.9)			(2.7)
Extraordinary items				(9.5)
Cumulative effect of change in
accounting principle	(8.4)
Minority and preferred interests:
TRG preferred distributions	(9.0)			(9.0)
Minority share of consolidated
joint ventures	1.1
Minority share of income of TRG	(11.7)			(58.5)
Distributions less than (in excess of)
minority share of income	(20.0)			28.2

Net income	7.7			103.0
Series A preferred dividends	(16.6)			(16.6)

Net income (loss) allocable to
common shareowners	(8.9)			86.4

SUPPLEMENTAL INFORMATION:
EBITDA - 100%	172.8	156.0	328.8	153.1	153.7	306.8
EBITDA - outside partners' share	(7.5)	(71.6)	(79.2)	(7.6)	(70.8)	(78.4)

EBITDA contribution	165.3	84.4	249.7	145.6	82.9	228.4
Beneficial interest expense	(63.2)	(38.7)	(101.9)	(52.2)	(34.9)	(87.1)
Non-real estate depreciation	(2.7)		(2.7)	(3.0)		(3.0)
Preferred dividends and distributions	(25.6)		(25.6)	(25.6)		(25.6)

Funds from Operations contribution	73.8	45.7	119.5	64.8	47.9	112.7

(1)
With the exception of the Supplemental Information, amounts include 100% of the Unconsolidated Joint Ventures. Amounts are net of intercompany transactions. The Unconsolidated Joint Ventures are presented at 100% in order to allow for measurement of their performance as a whole, without regard to the Company’s ownership interest. In its consolidated financial statements, the Company accounts for its investments in the Unconsolidated Joint Ventures under the equity method.
(2)	The results of operations of Memorial City are presented net in this table. The Operating Partnership terminated its Memorial City lease on April 30, 2000.
(3)	Amortization of the Company’s additional basis in the Operating Partnership included in equity in income before extraordinary items of Unconsolidated Joint Ventures was $3.0 million and $3.8 million in 2001 and 2000, respectively. Also, amortization of the additional basis included in depreciation and amortization was $4.6 million and $4.2 million in 2001 and 2000, respectively.
(4)	Equity in income before extraordinary items of Unconsolidated Joint Ventures excludes the cumulative effect of the change in accounting principle incurred in connection with the Company’s adoption of SFAS 133. The Company’s share of the Unconsolidated Joint Ventures’ cumulative effect was approximately $1.6 million.
(5)	Amounts in this table may not add due to rounding.

Consolidated Businesses

        Total revenues for the year ended December 31, 2001 were $326.0 million, a $39.7 million or 13.9% increase over 2000. Minimum rents increased $24.3 million of which $23.1 million was due to the openings of The Shops at Willow Bend and The Mall at Wellington Green, as well as the inclusion of Twelve Oaks Mall. Minimum rents also increased due to tenant rollovers and new sources of rental income, including temporary tenants and advertising space arrangements, offsetting decreases in rent caused by lower occupancy. Percentage rents decreased due to decreases in tenant sales. Expense recoveries increased primarily due to Willow Bend, Wellington Green, and Twelve Oaks. Management, leasing, and development revenues increased primarily due to leasing commissions, including those relating to two short-term leasing contracts. Other revenue increased primarily due to an increase in lease cancellation revenue and interest income, partially offset by a decrease in gains on sales of peripheral land.

        Total operating costs were $296.8 million, a $45.4 million or 18.1% increase from 2000. Recoverable expenses increased primarily due to Willow Bend, Wellington Green, and Twelve Oaks. Other operating expense increased due to Willow Bend, Wellington Green, and Twelve Oaks, as well as increases in bad debt expense, marketing expense, professional fees relating to process improvement projects, and losses relating to the investment in MerchantWired, partially offset by a decrease in the charge to operations for costs of pre-development activities. During 2001, a $2.0 million restructuring loss was recognized, which primarily represented the cost of certain involuntary terminations of personnel. The Company also recognized a $1.9 million charge relating to its investment in Fashionmall.com, Inc. General and administrative expense increased primarily due to increases in payroll costs. Interest expense increased primarily due to debt assumed and incurred relating to Twelve Oaks and a decrease in capitalized interest upon opening of the new centers, offset by decreases due to declines in interest rates. Depreciation expense increased primarily due to Willow Bend, Wellington Green, and Twelve Oaks.

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

        Total operating costs increased by $24.7 million to $196.7 million for the year ended December 31, 2001. Recoverable expenses and depreciation expense increased primarily due to Dolphin Mall and International Plaza, partially offset by Twelve Oaks and Lakeside. Other operating expense increased primarily due to the openings of Dolphin Mall and International Plaza, including greater levels of bad debt expense at Dolphin Mall, partially offset by Twelve Oaks and Lakeside. Interest expense increased due to a decrease in capitalized interest upon opening of Dolphin Mall and International Plaza and changes in the value of Dolphin Mall’s swap agreement, partially offset by decreases due to Twelve Oaks and Lakeside and declines in interest rates.

        As a result of the foregoing, income before extraordinary items and cumulative effect of change in accounting principle of the Unconsolidated Joint Ventures decreased by $16.8 million, or 28.7%, to $41.8 million. The Company’s equity in income before extraordinary items and cumulative effect of change in accounting principle of the Unconsolidated Joint Ventures was $21.9 million, a 23.2% decrease from 2000.

Net Income

        As a result of the foregoing, the Company’s income before gain on disposition of interest in center, discontinued operations, extraordinary items, cumulative effect of change in accounting principle, and minority and preferred interests decreased $10.7 million, or 17.3%, to $51.0 million for the year ended December 31, 2001. During 2001, a cumulative effect of a change in accounting principle of $8.4 million was recognized in connection with the Company’s adoption of SFAS 133. During 2000, the Company recognized an $85.3 million gain on the disposition of its interest in Lakeside, and an extraordinary charge of $9.5 million related to the extinguishment of debt. After allocation of income to minority and preferred interests, net income (loss) allocable to common shareowners for 2001 was $(8.9) million compared to $86.4 million in 2000.

Reconciliation of Income to Funds from Operations

	2002	2001
	(in millions of dollars)

Income before discontinued operations, cumulative effect
of change in accounting principle, and minority and
preferred interests (1) (2)	40.8	51.0
Add:
Funds from operations of discontinued operations	3.2	7.6
Depreciation and amortization (3)	83.1	66.0
Share of Unconsolidated Joint Ventures'
depreciation and amortization (4)	36.7	23.9
Charge related to technology investments	8.1	1.9
Costs relating to unsolicited tender offer	5.1
Deduct:
Non-real estate depreciation	(2.7)	(2.7)
Minority partners in consolidated joint ventures share
of funds from operations	(3.6)	(2.5)
Preferred dividends and distributions	(25.6)	(25.6)

Funds from Operations - TRG	145.1	119.5

Funds from Operations allocable to TCO	89.8	73.5

(1)	Includes the Operating Partnership’s share of gains on peripheral land sales of $7.6 million and $4.6 million for the years ended December 31, 2002 and 2001, respectively.
(2)	Includes net non-cash straightline adjustments to minimum rent revenue and ground rent expense of $1.8 million and $1.1 million for the years ended December 31, 2002 and 2001, respectively.
(3)	Includes $3.2 million and $2.5 million of mall tenant allowance amortization for the years ended December 31, 2002 and 2001, respectively.
(4)	Includes $2.5 million and $2.4 million of mall tenant allowance amortization for the years ended December 31, 2002 and 2001, respectively.
(5)	Amounts in this table may not add due to rounding.

Reconciliation of Funds from Operations to Income

	2002	2001
	(in millions of dollars)

Funds from Operations - TRG	145.1	119.5

Adjustments to FFO to arrive at income from continuing operations:
Charge related to technology investments	(8.1)	(1.9)
Costs relating to unsolicited tender offer	(5.1)
Depreciation:
Consolidated Businesses' @ 100%	(83.1)	(66.0)
less:minority partners in consolidated joint ventures	4.0	3.2
less:non-real estate depreciation	2.7	2.7
Unconsolidated Joint Ventures' @ TRG%	(36.7)	(23.9)
TCO's additional basis in TRG	7.5	7.6
FFO of discontinued operations	(3.2)	(7.6)

Income from continuing operations - TRG	23.1	33.7

TCO's share of TRG's income from continuing operations (1)	14.3	20.7
Depreciation of TCO's additional basis in TRG	(7.5)	(7.6)

Income from continuing operations before distributions in
excess of earnings allocable to minority interest - TCO	6.8	13.1
Distributions in excess of earnings allocable to minority interest	(15.4)	(20.0)

Income (loss) from continuing operations allocable to common
shareowners - TCO	(8.6)	(6.9)

(1)	TCO’s average ownership of TRG was approximately 62% during both 2002 and 2001.
(2)	Amounts in this table may not add due to rounding.

Liquidity and Capital Resources

        In the following discussion, references to beneficial interest represent the Operating Partnership’s ownership share of the results of its consolidated and unconsolidated businesses. The Company does not have, and has not had, any parent company indebtedness; all debt discussed represents obligations of the Operating Partnership or its subsidiaries and joint ventures.

        The Company believes that its net cash provided by operating activities, distributions from its joint ventures, the unutilized portion of its credit and construction facilities, and its ability to access the capital markets assure adequate liquidity to conduct its operations in accordance with its dividend and financing policies, and to provide the liquidity to fund the Company’s anticipated capital spending on new development, acquisitions and repurchases of stock as discussed below.

        As of December 31, 2002, the Company had a consolidated cash balance of $32.5 million. Additionally, the Company has a secured $275 million line of credit. This line had $140 million of borrowings as of December 31, 2002 and expires in November 2004 with a one-year extension option. The Company also has available a second secured bank line of credit of up to $40 million. The line had $8.6 million of borrowings as of December 31, 2002 and expires in November 2004.

Summary of Operating Activities

        The Company’s net cash provided by operating activities was $141.7 million in 2002, compared to $120.8 million in 2001 and $118.3 million in 2000. The increase in 2002 was primarily due to a full year of operations of the centers that opened in 2001 and an increase in rents and recoveries of the core centers (further discussion of operations and future trends that may affect future operating cash flows is included in Results of Operations).

Summary of Investing Activities

        Net cash provided by investing activities was $28.0 million in 2002 compared to $240.7 million used in 2001 and $219.7 million used in 2000. Cash used in investing activities was impacted by the timing of capital expenditures, with additions to properties in 2002, 2001, and 2000 for the construction of Stony Point Fashion Park, The Mall at Wellington Green, and The Shops at Willow Bend, as well as other development activities and other capital items. During 2002, 2001, and 2000, $4.1 million, $4.0 million, and $3.0 million were invested in technology-related ventures, respectively, while a $3.1 million dividend was received from Fashionmall.com in 2002. The Company received net proceeds of $76.4 million from the disposition of La Cumbre Plaza and Paseo Nuevo and invested $42.2 million in acquiring the interests in Sunvalley, Dolphin Mall, and Arizona Mills in 2002. During 2000, net acquisition costs of $23.6 million were incurred in connection with the Lakeside and Twelve Oaks transaction. Net proceeds from sales of peripheral land were $13.3 million, $8.6 million, and $8.2 million in 2002, 2001, and 2000, respectively. Although 2001 gains on land sales were less than those in 2000, net proceeds were higher in 2001 because certain sales in 2000 involved larger land contracts. Contributions to Unconsolidated Joint Ventures were $1.6 million in 2002, $55.9 million in 2001, and $18.8 million in 2000, primarily representing funding for construction activities at Dolphin Mall, International Plaza, and The Mall at Millenia. Distributions from Unconsolidated Joint Ventures in 2002 increased primarily due to International Plaza, Dolphin Mall, Sunvalley, and the Company’s $36.8 million share of excess proceeds from the Westfarms refinancing.

Summary of Financing Activities

        Net cash used in financing activities was $164.9 million in 2002, compared to $128.8 million of cash provided in 2001, and $99.7 million of cash provided in 2000. Repayments of debt, net of proceeds and issuance costs, were $70.9 million, compared to net borrowings of $242.7 million and $231.2 million in 2001 and 2000, respectively. Stock repurchases of $22.9 million were made in connection with the Company’s stock repurchase program in 2001, a decrease of $1.3 million from 2000. Issuance of stock pursuant to the Continuing Offer related to the exercise of employee options contributed $16.4 million in 2002, $16.9 million in 2001, and $0.1 million in 2000. Total dividends and distributions paid were $110.3 million, $107.9 million, and $107.5 million in 2002, 2001, and 2000, respectively.

Beneficial Interest in Debt

        At December 31, 2002, the Operating Partnership’s debt and its beneficial interest in the debt of its Consolidated and Unconsolidated Joint Ventures totaled $2,125.4 million with an average interest rate of 5.85% excluding amortization of debt issuance costs and the effects of interest rate hedging instruments. Debt issuance costs and interest rate hedging costs are reported as interest expense in the results of operations. Amortization of debt issuance costs added 0.33% to TRG’s effective interest rate during 2002. Included in beneficial interest in debt is debt used to fund development and expansion costs. Beneficial interest in assets on which interest is being capitalized totaled $124.1 million as of December 31, 2002. Beneficial interest in capitalized interest was $7.9 million for 2002. As provided for by certain debt agreements, the Company has currently locked in LIBOR rates on certain floating rate debt. In addition, the Company has entered into swap agreements to hedge certain floating rate debt. The following table presents information about the Company’s beneficial interest in debt as of December 31, 2002 (amounts may not add due to rounding).

	Amount	Interest Rate Including Spread		LIBOR Lock/ Swap Rate

	(in millions of dollars)
Fixed rate debt	1,242.2	7.068	% (1)
Floating rate debt:
LIBOR lock through March 2003	121.7	4.590		3.090%
Swapped through September 2003	100.0	4.350		2.500	(2)
Swapped through October 2003	100.0	5.198		4.298
Swapped through June 2004	100.0	5.975		4.125
Swapped through September 2004	140.0	4.295		2.045	(3)
Floating month to month	321.5	2.952	(1)

Total floating rate debt	883.2	4.146	(1)

Total beneficial interest in debt	2,125.4	5.854%

(1)	Represents weighted average rate.
(2)	This debt is also swapped from October 2003 through September 2004 at 4.35% and from October 2004 through April 2005 at 5.25%.
(3)	The notional amount of this swap decreases to $120.0 million on December 1, 2003.

        In February 2003, the Company completed a $151 million, 10-year fixed-rate non-recourse refinancing of the current $144 million loan on Great Lakes Crossing at an all-in rate of 5.3%.

        The Company also expects to refinance the construction loan on The Mall at Millenia in the first half of 2003.

        The $146 million loan on Beverly Center will be prepayable without penalty in January 2004. The Company expects that it would be able to refinance the center at a significantly higher amount than the current principal balance.

Sensitivity Analysis

        The Company has exposure to interest rate risk on its debt obligations and interest rate instruments. Based on the Operating Partnership’s beneficial interest in floating rate debt in effect at December 31, 2002, excluding debt fixed under long-term LIBOR rate contracts and interest rate swaps, a one percent increase or decrease in interest rates on this floating rate debt would decrease or increase annual cash flows by approximately $4.3 million and, due to the effect of capitalized interest, annual earnings by approximately $4.0 million. Based on the Company’s consolidated debt and interest rates in effect at December 31, 2002, a one percent increase in interest rates would decrease the fair value of debt by approximately $35.4 million, while a one percent decrease in interest rates would increase the fair value of debt by approximately $37.7 million.

Covenants and Commitments

        Certain loan agreements contain various restrictive covenants, including minimum net worth requirements, minimum debt service and fixed charges coverage ratios, a maximum payout ratio on distributions, and a minimum debt yield ratio, the latter being the most restrictive. The Operating Partnership is in compliance with all of its covenants.

        Certain debt agreements, including all construction facilities, contain performance and valuation criteria that must be met for the loans to be extended at the full principal amounts; these agreements provide for partial prepayments of debt to facilitate compliance with extension provisions. A prepayment of $24 million of principal was necessary to extend the October 2002 maturity date on the Dolphin Mall construction loan. The Company also paid down the Willow Bend construction loan by $17 million in 2002. The Company expects that an additional payment on the Willow Bend loan will be required at the first extension date in July 2003. The amount of the payment has not been determined, as it is based on leases in place at the time of extension.

        Payments of principal and interest on the loans in the following table are guaranteed by the Operating Partnership as of December 31, 2002. All of the loan agreements provide for a reduction of the amounts guaranteed as certain center performance and valuation criteria are met.

Center	Loan balance as of 12/31/02	TRG's beneficial interest in loan balance as of 12/31/02	Amount of loan balance guaranteed by TRG as of 12/31/02		% of loan balance guaranteed by TRG		% of interest guaranteed by TRG

	(in millions of dollars)
Dolphin Mall	164.6	164.6	82.3		50%		100%
Great Lakes Crossing	143.8	122.2	143.8	(1)	100	(1)	100	(1)
Stony Point Fashion Park	24.4	24.4	24.4		100		100
The Mall at Millenia	145.0	72.5	36.3		25		25
(construction loan)
The Mall at Millenia	3.0	1.5	1.5		50		50
(term loan)
The Mall at Wellington Green	142.8	128.5	142.8		100		100
The Shops at Willow Bend	181.6	181.6	181.6		100		100
(1)	The Great Lakes Crossing loan was refinanced in February 2003 with a non-recourse loan.

        The Company has an investment in Constellation Real Technologies LLC (Constellation), a company that forms and sponsors real estate related internet, e-commerce, and telecommunications enterprises. The Company has made a capital commitment of $0.8 million to Constellation, although any additional contributions would be restricted to a maximum of $0.3 million in 2003.

        A. Alfred Taubman has the annual right to tender to the Company units of partnership interest in the Operating Partnership (provided that the aggregate value is at least $50 million) and cause the Company to purchase the tendered interests at a purchase price based on a market valuation of the Company on the trading date immediately preceding the date of the tender (the Cash Tender Agreement). At A. Alfred Taubman’s election, his family, and certain others may participate in tenders. The Company will have the option to pay for these interests from available cash, borrowed funds, or from the proceeds of an offering of the Company’s common stock. Generally, the Company expects to finance these purchases through the sale of new shares of its stock. The tendering partner will bear all market risk if the market price at closing is less than the purchase price and will bear the costs of sale. Any proceeds of the offering in excess of the purchase price will be for the sole benefit of the Company.

        Based on a market value at December 31, 2002 of $16.23 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $401 million. The purchase of these interests at December 31, 2002 would have resulted in the Company owning an additional 29% interest in the Operating Partnership.

Capital Spending

        Capital spending for routine maintenance of the shopping centers is generally recovered from tenants. Capital spending during 2002 not recovered from tenants is summarized in the following table:

	2002 (1)

	Consolidated Businesses		Unconsolidated Joint Ventures		Beneficial Interest in Consolidated Businesses and Unconsolidated Joint Ventures

	(in millions of dollars)
Development, renovation, and expansion:
Existing centers	4.5		(1.6)		3.7
New centers	58.6	(2)	115.7	(3)	116.1
Pre-construction development activities,
net of charge to operations	7.9				7.9
Mall tenant allowances (4)	7.7		13.3		14.0
Corporate office improvements, equipment,
and software	2.2				2.2
Other	0.8		0.6		1.0

Total	81.7		128.0		144.9

(1)	Costs are net of intercompany profits and are computed on an accrual basis.
(2)	Primarily includes costs related to Stony Point Fashion Park.
(3)	Primarily includes costs related to The Mall at Millenia (a 50% owned unconsolidated joint venture).
(4)	Excludes tenant allowances for the centers that opened in 2001 and 2002.
(5)	Amounts in this table may not add due to rounding.

        For the year ended December 31, 2002, in addition to the costs above, the Company incurred its $7.5 million share of capitalized leasing costs and its $9.4 million share of repair and asset replacement costs that will be reimbursed by tenants. Also during this period, the Company’s share of reimbursements by tenants for capitalizable expenditures of prior periods was $8.4 million. The expenditures reimbursable by the tenants and the related reimbursements are classifed as recoverable expenses and expense recoveries, respectively, and both are included in the Company’s Funds from Operations.

        The following table presents a reconciliation of the Consolidated Businesses’ capital spending shown above to cash additions to properties as presented in the Company’s Consolidated Statement of Cash Flows for the year ended December 31, 2002.

(in millions of dollars)
Consolidated Businesses' capital spending not recovered from tenants	81.7
Repair and asset replacement costs reimbursable by tenants	7.1
Repair and asset replacement costs reimbursed by tenants	(6.0)
Cash payments for capital spending accrued during 2001	20.6

Additions to properties	103.4

        Capital spending during 2001 not recovered from tenants is summarized in the following table:

	2001 (1)

	Consolidated Businesses		Unconsolidated Joint Ventures		Beneficial Interest in Consolidated Businesses and Unconsolidated Joint Ventures

	(in millions of dollars)
Development, renovation, and expansion:
Existing centers	9.8		11.5		15.4
New centers	238.6	(2)	295.5	(3)	347.3
Pre-construction development activities,
net of charge to operations	6.8				6.8
Mall tenant allowances	11.3		3.7		12.7
Corporate office improvements, equipment,
and software	2.4				2.4
Other	1.0		1.0		1.5

Total	269.9		311.7		386.1

(1)	Costs are net of intercompany profits and are computed on an accrual basis.
(2)	Includes costs related to The Mall at Wellington Green (a 90% owned consolidated joint venture), The Shops at Willow Bend, and Stony Point Fashion Park.
(3)	Includes costs related to International Plaza (a 26% owned unconsolidated joint venture), Dolphin Mall (a 50% owned unconsolidated joint venture), and The Mall at Millenia (a 50% owned unconsolidated joint venture).
(4)	Amounts in this table may not add due to rounding.

        The Operating Partnership’s share of mall tenant allowances per square foot leased during the year, excluding expansion space and new developments, was $18.18 in 2002 and $15.26 in 2001. Excluding leased spaces greater than 10,000 square feet, the mall tenant allowance per square foot leased in 2002 was $15.78. In addition, the Operating Partnership’s share of capitalized leasing and tenant coordination costs in 2002, excluding new developments, was $7.5 million, or $9.76 per square foot leased and $8.7 million or $10.32 per square foot leased during the year in 2001.

Planned Capital Spending

        Stony Point Fashion Park, a new 690,000 square foot open-air center under construction in Richmond, Virginia, will be anchored by Dillard’s, Saks, and Galyan’s. The center is scheduled to open in September 2003 and is expected to cost approximately $115 million, net of recoveries. Currently 70% of the available tenant space has executed leases. An additional 20% of tenant space is committed with leases out for signature and all remaining tenant space is under negotiation. The Company expects to have between a 10% to 11% return on its investment in 2004, when the center is expected to be close to stabilization. Full stabilization is more likely to occur in 2005.

        NorthLake Mall, a new 1.2 million square foot enclosed center in Charlotte, North Carolina, will be anchored by Dillard’s, Hecht’s, Belk, and a theater. The center is scheduled to open in August 2005 and is expected to cost approximately $166 million. The Company expects returns on this investment to be approximately 11% at stabilization.

        Future construction costs for Stony Point will be funded through its construction facility, while costs for NorthLake Mall will be funded through the Company’s existing credit facilities until construction financing is obtained later in 2003.

        The Company’s $29.9 million balance of development pre-construction costs as of December 31, 2002 consists primarily of costs related to a project in Syosset, New York. Both Neiman Marcus and Lord & Taylor have made announcements committing to the project. Although the Company still needs to obtain a special use permit and site plan approval from the Oyster Bay Town Board to move forward with the project, the Company is encouraged that the Appellate Court has recently affirmed the New York State Supreme Court’s decision to annul the unfavorable zoning actions of the Oyster Bay Town Board. While the Company expects to be successful in this effort, the process may still not be resolved in the near future. In addition, if the litigation is unsuccessful, the Company expects to consider its alternatives, including possible other uses for the site, but may ultimately decide to abandon the project.

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

        The following table summarizes planned capital spending, which is not recovered from tenants and assumes no acquisitions during 2003:

	2003 (1)

	Consolidated Businesses		Unconsolidated Joint Ventures	Beneficial Interest in Consolidated Businesses and Unconsolidated Joint Ventures

	(in millions of dollars)
Development, renovation, and expansion	102.0	(2)	10.9	106.3
Mall tenant allowances	10.2		4.6	11.7
Pre-construction development and other	8.8		1.1	9.4

Total	121.0		16.6	127.3

(1)	Costs are net of intercompany profits.
(2)	Primarily includes costs related to Stony Point Fashion Park and NorthLake Mall.
(3)	Amounts in this table may not add due to rounding.

        Estimates of future capital spending include only projects approved by the Company’s Board of Directors and, consequently, estimates will change as new projects are approved. Estimates regarding capital expenditures, occupancy, and returns on new developments presented above are forward-looking statements and certain significant factors could cause the actual results to differ materially, including but not limited to: (1) actual results of negotiations with anchors, tenants, and contractors, (2) changes in the scope and number of projects, (3) cost overruns, (4) timing of expenditures, (5) financing considerations, (6) actual time to complete projects, (7) changes in economic climate, (8) competition from others attracting tenants and customers, (9) increases in operating costs, (10) timing of tenant openings, and (11) early lease terminations and bankruptcies.

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

        On December 11, 2002, the Company declared a quarterly dividend of $0.26 per common share payable January 21, 2003 to shareowners of record on December 31, 2002. The Board of Directors also declared a quarterly dividend of $0.51875 per share on the Company’s 8.3% Series A Preferred Stock, paid December 31, 2002 to shareowners of record on December 20, 2002.

        Dividends declared on the Company’s common and preferred stock and their tax status are presented in the following tables.

Year	Dividends per common share declared	Return of capital	Ordinary income	Capital gains	Unrecaptured Section 1250 capital gains

2002	$1.025	$0.4417	$0.3753	$0.1498	$0.0582
2001	1.005	0.3075	0.6878	0.0097

Year	Dividends per Series A preferred share declared	Ordinary income	Capital gains	Unrecaptured Section 1250 capital gains

2002	$2.075	$1.6540	$0.3032	$0.1178
2001	2.075	2.0549	0.0201

        The portion of the dividends paid to common and preferred shareowners in 2002 for capital gains and unrecaptured Section 1250 gains are designated as capital gain dividends for tax purposes. The tax status of total 2003 common dividends declared and to be declared, assuming continuation of a $0.26 per common share quarterly dividend, is estimated to be approximately 25% return of capital, and approximately 75% ordinary income. The tax status of total 2003 dividends to be paid on Series A Preferred Stock is estimated to be 100% ordinary income. These are forward-looking statements and certain significant factors could cause the actual results to differ materially, including: (1) the amount of dividends declared, (2) changes in the Company’s share of anticipated taxable income of the Operating Partnership due to the actual results of the Operating Partnership, (3) changes in the number of the Company’s outstanding shares, (4) property acquisitions or dispositions, (5) financing transactions, including refinancing of existing debt, (6) changes in interest rates, (7) amount and nature of development activities, and (8) changes in the tax laws or their application.

        The annual determination of the Company’s common dividends is based on anticipated Funds from Operations available after preferred dividends, as well as assessments of annual capital spending, financing considerations, and other appropriate factors. Over the past several years, the Company had determined that the growth in common dividends would be less than the growth in Funds from Operations. This had resulted in the payout ratio (defined as common dividends per share as a percentage of Funds from Operations) being reduced from 106% in 1993 to less than 60% in 2002. The Company expects to evaluate its policy and the benefits of increasing dividends at a higher rate than historical increases, subject to its assessment of cash requirements.

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

Additional Information

        The Company provides supplemental investor information coincident with its earnings announcements that can be found online at www.taubman.com under “Investor Relations.”

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The information required by this Item is included in this report at Item 7 under the caption “Liquidity and Capital Resources”.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Financial Statements of Taubman Centers, Inc. and the Independent Auditors' Report thereon are filed pursuant to this Item 8 and are included in this report at Item 15.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable.

PART III*

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information required by this item is hereby incorporated by reference to the material appearing in the Company’s definitive proxy statement for the annual meeting of shareholders to be held in 2003 (the “Proxy Statement”) under the captions “Management—Directors, Nominees and Executive Officers” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. EXECUTIVE COMPENSATION.

        The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “Executive Compensation” and “Management — Compensation of Directors.”

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information required by this item is hereby incorporated by reference to the table and related footnotes appearing in the Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Management — Certain Transactions” and “Executive Compensation — Certain Employment Arrangements”.

Item 14. CONTROLS AND PROCEDURES.

        Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial and Administrative Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial and Administrative Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be disclosed in the Company’s periodic SEC reports. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls after the conclusion of the Company’s evaluation.

* The Compensation Committee Report on Executive Compensation, the Audit Committee Report, and the Shareholder Return Performance Graph appearing in the Proxy Statement are not incorporated by reference in this Annual Report on Form 10-K or in any other report, registration statement, or prospectus of the Registrant.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

15(a)(1)	The following financial statements of Taubman Centers, Inc. and the Independent Auditors’ Report thereon are filed with this report:

TAUBMAN CENTERS, INC	Page
Independent Auditors' Report.......................................................................................................................................	F-2
Consolidated Balance Sheet as of December 31, 2002 and 2001 ..............................................................................	F-3
Consolidated Statement of Operations for the years ended
December 31, 2002, 2001, and 2000..........................................................................................................................	F-4
Consolidated Statement of Shareowners' Equity for the years ended
December 31, 2002, 2001, and 2000..........................................................................................................................	F-5
Consolidated Statement of Cash Flows for the years ended
December 31, 2002, 2001, and 2000..........................................................................................................................	F-6
Notes to Consolidated Financial Statements.................................................................................................................	F-7
15(a)(2)	The following is a list of the financial statement schedules required by Item 14(d).

TAUBMAN CENTERS, INC
Schedule II - Valuation and Qualifying Accounts........................................................................................................	F-27
Schedule III - Real Estate and Accumulated Depreciation..........................................................................................	F-28

UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP (a consolidated subsidiary of Taubman Centers, Inc.)
Independent Auditors' Report.......................................................................................................................................	F-30
Combined Balance Sheet as of December 31, 2002 and 2001 ...................................................................................	F-31
Combined Statement of Operations and Comprehensive Income for the years ended
December 31, 2002, 2001, and 2000..........................................................................................................................	F-32
Combined Statement of Accumulated Deficiency in Assets for the three
years ended December 31, 2002, 2001, and 2000.....................................................................................................	F-33
Combined Statement of Cash Flows for the years ended
December 31, 2002, 2001, and 2000..........................................................................................................................	F-34
Notes to Combined Financial Statements.....................................................................................................................	F-35

UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP (a consolidated subsidiary of Taubman Centers, Inc.)
Schedule II - Valuation and Qualifying Accounts........................................................................................................	F-42
Schedule III - Real Estate and Accumulated Depreciation..........................................................................................	F-43

15(a)(3)

2(a)	—	Purchase and Sale Agreement, dated as of October 25, 2002, by and between SREG Dolphin Mall, Inc., a Delaware Corporation, and Taubman-Dolphin, Inc, a Delaware corporation.

2(b)	—	Redemption Agreement, dated as of October 25, 2002, by and between SREG/DMA LLC, a Delaware limited liability company, and Dolphin Mall Associates Limited Partnership, a Delaware limited partnership.

3(a)	—	Restated By-Laws of Taubman Centers, Inc., (incorporated herein by reference to Exhibit (a) (4) filed with the Registrant’s Schedule 14D-9/A (Amendment No. 3) filed December 20, 2002).

3(b)	—	Composite copy of Restated Articles of Incorporation of Taubman Centers, Inc., including all amendments to date (incorporated herein by reference to Exhibit 3 filed with the Registrants Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (“2000 Second Quarter Form 10-Q”)).

4(a)	—	Indenture dated as of July 22, 1994 among Beverly Finance Corp., La Cienega Associates, the Borrower, and Morgan Guaranty Trust Company of New York, as Trustee (incorporated herein by reference to Exhibit 4(h) filed with the 1994 Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (“1994 Second Quarter Form 10-Q”)).

4(b)	—	Deed of Trust, with assignment of Rents, Security Agreement and Fixture Filing, dated as of July 22, 1994, from La Cienega Associates, Grantor, to Commonwealth Land Title Company, Trustee, for the benefit of Morgan Guaranty Trust Company of New York, as Trustee, Beneficiary (incorporated herein by reference to Exhibit 4(i) filed with the 1994 Second Quarter Form 10-Q).

4(c)	—	Loan Agreement dated as of March 29, 1999 among Taubman Auburn Hills Associates Limited Partnership, as Borrower, Fleet National Bank, as a Bank, PNC Bank, National Association, as a Bank, the other Banks signatory hereto, each as a Bank, and PNC Bank, National Association, as Administrative Agent (incorporated herein by reference to exhibit 4(a) filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (“1999 Second Quarter Form 10-Q”)).

4(d)	—	Mortgage, Assignment of Leases and Rents and Security Agreement from Taubman Auburn Hills Associates Limited Partnership, a Delaware limited partnership (“Mortgagor”) to PNC Bank, National Association, as Administrative Agent for the Banks, dated as of March 29, 1999 (incorporated herein by reference to Exhibit 4(b) filed with the 1999 Second Quarter Form 10-Q).

4(e)	—	Mortgage, Security Agreement and Fixture Filing by Short Hills Associates, as Mortgagor, to Metropolitan Life Insurance Company, as Mortgagee, dated April 15, 1999 (incorporated herein by reference to Exhibit 4(d) filed with the 1999 Second Quarter Form 10-Q).

4(f)	—	Assignment of Leases, Short Hills, Associates (Assignor) and Metropolitan Life Insurance Company (Assignee) dated as of April 15, 1999 (incorporated herein by reference to Exhibit 4(e) filed with the 1999 Second Quarter Form 10-Q).

4(g)	—	Secured Revolving Credit Agreement dated as of November 1, 2001 among the Taubman Realty Group Limited Partnership, as Borrower, The Lenders Signatory thereto, each as a bank and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 4(g) filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (“2001 Form 10-K”)).

4(h)	—	Building Loan Agreement dated as of June 21, 2000 among Willow Bend Associates Limited Partnership, as Borrower, PNC Bank, National Association, as Lender, Co-Lead Agent and Lead Bookrunner, Fleet National Bank, as Lender, Co-Lead Agent, Joint Bookrunner and Syndication Agent, Commerzbank AG, New York Branch, as Lender, Managing Agent and Co-Documentation Agent, Bayerische Hypo-Und Vereinsbank AG, New York Branch, as Lender, Managing Agent and Co-Documentation Agent, and PNC Bank, National Association, as Administrative Agent. (incorporated herein by reference to Exhibit 4 (a) filed with the 2000 Second Quarter Form 10-Q).

4(i)	—	Building Loan Deed of Trust, Assignment of Leases and Rents and Security Agreement (“this Deed”) from Willow Bend Associates Limited Partnership, a Delaware limited partnership (“Grantor”), to David M. Parnell (“Trustee”), for the benefit of PNC Bank, National Association, as Administrative Agent for Lenders (as hereinafter defined) (together with its successors in such capacity, “Beneficiary”). (incorporated herein by reference to Exhibit 4 (b) filed with the 2000 Second Quarter Form 10-Q).

*10(a)	—	The Taubman Realty Group Limited Partnership 1992 Incentive Option Plan, as Amended and Restated Effective as of September 30, 1997 (incorporated herein by reference to Exhibit 10(b) filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).

*10(b)	—	First Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated Effective as of September 30, 1997, effective January 1, 2002 (incorporated herein by reference to Exhibit 10(b) filed with the 2001 Form 10-K).

10(c)	—	Registration Rights Agreement among Taubman Centers, Inc., General Motors Hourly-Rate Employees Pension Trust, General Motors Retirement Program for Salaried Employees Trust, and State Street Bank & Trust Company, as trustee of the AT&T Master Pension Trust (incorporated herein by reference to Exhibit 10(e) filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992 (“1992 Form 10-K”)).

10(d)	—	Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager (incorporated herein by reference to Exhibit 10(f) filed with the 1992 Form 10-K).

10(e)	—	Amended and Restated Cash Tender Agreement among Taubman Centers, Inc., a Michigan Corporation (the “Company”), The Taubman Realty Group Limited Partnership, a Delaware Limited Partnership (“TRG”), and A. Alfred Taubman, A. Alfred Taubman, acting not individually but as Trustee of the A. Alfred Taubman Restated Revocable Trust, as amended and restated in its entirety by Instrument dated January 10, 1989 and subsequently by Instrument dated June 25, 1997, (as the same may hereafter be amended from time to time), and TRA Partners, a Michigan Partnership (incorporated herein by reference to Exhibit 10 (a) filed with the 2000 Second Quarter Form 10-Q).

*10(f)	—	Supplemental Retirement Savings Plan (incorporated herein by reference to Exhibit 10(i) filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994).

*10(g)	—	Employment agreement between The Taubman Company Limited Partnership and Lisa A. Payne (incorporated herein by reference to Exhibit 10 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

*10(h)	—	Second Amended and Restated Continuing Offer, dated as of May 16, 2000. (incorporated herein by reference to Exhibit 10 (b) filed with the 2000 Second Quarter Form 10-Q).

10(i)	—	Second Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership effective as of September 3, 1999 (incorporated herein by reference to Exhibit 10(a) filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (“1999 Third Quarter Form 10-Q”)).

10(j)	—	Private Placement Purchase Agreement dated as of September 3, 1999 among The Taubman Realty Group Limited Partnership, Taubman Centers, Inc. and Goldman Sachs 1999 Exchange Place Fund, L.P. (incorporated herein by reference to Exhibit 10(b) filed with the Registrant’s 1999 Third Quarter Form 10-Q).

10(k)	—	Registration Rights Agreement entered into as of September 3, 1999 by and between Taubman Centers, Inc. and Goldman Sachs 1999 Exchange Place Fund, L.P. (incorporated herein by reference to Exhibit 10(c) filed with the Registrant’s 1999 Third Quarter Form 10-Q).

10(l)	—	Private Placement Purchase Agreement dated as of November 24, 1999 among The Taubman Realty Group Limited Partnership, Taubman Centers, Inc. and GS-MSD elect Sponsors, L.P. (incorporated herein by reference to Exhibit 10(l) filed with the Annual Report of Form 10-K for the year ended December 31, 1999 (“1999 Form 10-K”)).

10(m)	—	Registration Rights Agreement entered into as of November 24, 1999 by and between Taubman Centers, Inc and GS-MSD Select Sponsors, L.P. (incorporated herein by reference to Exhibit 10(m) filed with the 1999 Form 10-K).

*10(n)	—	Employment agreement between The Taubman Company Limited Partnership and Courtney Lord. (incorporated herein by reference to Exhibit 10(n) filed with the 1999 Form 10-K).

*10(o)	—	The Taubman Company Long-Term Compensation Plan (as amended and restated effective January 1, 2000). (incorporated herein by reference to Exhibit 10 (c) filed with the 2000 Second Quarter Form 10-Q).

10(p)	—	Annex II to Second Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership. (incorporated herein by reference to Exhibit 10(p) filed with the 1999 Form 10-K).

10(q)	—	Amended and Restated Shareholders’ Agreement dated as of October 30, 2001 among Taub-Co Managament, Inc., The Taubman Realty Group Limited Partnership, The A. Alfred Taubman Restated Revocable Trust, as amended in its entirety by instrument dated January 10, 1989 and subsequently by instrument dated June 25, 1997, and Taub-Co Holdings LLC (incorporated herein by reference to Exhibit 10(q) filed with the 2001 Form 10-K).

*10(r)	—	The Taubman Realty Group Limited Partnership and The Taubman Company LLC Election and Option Deferral Agreement (incorporated herein by reference to Exhibit 10(r) filed with the 2001 Form 10-K).

10(s)	—	Amended and Restated Agreement of Partnership of Sunvalley Associates, a California general partnership (incorporated herein by reference to Exhibit 10(a) filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as amended (“2002 Second Quarter Form 10-Q/A”)).

10(t)	—	First Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership dated September 30, 1998 (incorporated herein by reference to Exhibit 10(b) filed with the 2002 Second Quarter Form 10-Q/A).

10(u)	—	The Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership dated September 30, 1998 (incorporated herein by reference to Exhibit 10 filed with the Registrant’s Quarterly Report on Form 10-Q dated September 30, 1998).

12	—	Statement Re: Computation of Taubman Centers, Inc. Ratio of Earnings to Combined Fixed Charges and Preferred Dividends and Distributions.

21	—	Subsidiaries of Taubman Centers, Inc.

23	—	Consent of Deloitte & Touche LLP.

24	—	Powers of Attorney.

99(a)	—	Debt Maturity Schedule.

99(b)	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(c)	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	A management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

15(b)	Current Reports on Form 8-K. None.

15(c)	The list of exhibits filed with this report is set forth in response to Item 14(a)(3). The required exhibit index has been filed with the exhibits.

15(d)	The financial statements and the financial statement schedules of the Unconsolidated Joint Ventures of The Taubman Realty Group Limited Partnership listed at Item 14(a)(2) are filed pursuant to this Item 14(d).

TAUBMAN CENTERS, INC.

FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2002 AND 2001
AND FOR EACH OF THE YEARS
ENDED DECEMBER 31, 2002, 2001 AND 2000

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareowners
Taubman Centers, Inc.

        We have audited the accompanying consolidated balance sheets of Taubman Centers, Inc. (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareowners’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the Index at Item 14. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Taubman Centers, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, in 2002 the Company changed its method of accounting for the impairment and disposal of long-lived assets to conform to Statement of Financial Accounting Standard No. 144. Also, as discussed in Note 11 to the consolidated financial statements, in 2001 the Company changed its method of accounting for derivative instruments to conform to Statement of Financial Accounting Standard No. 133, as amended and interpreted.

DELOITTE & TOUCHE LLP

Detroit, Michigan
February 7, 2003 (March 5, 2003 as to Note 21)

TAUBMAN CENTERS, INC.

CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	December 31

	2002	2001

Assets:
Properties (Notes 6 and 10)	$2,533,530	$2,194,717
Accumulated depreciation and amortization	(404,566)	(337,567)

	$2,128,964	$1,857,150
Investment in Unconsolidated Joint Ventures (Note 7)	31,402	148,801
Cash and cash equivalents	32,502	27,789
Accounts and notes receivable, less allowance for doubtful
accounts of $6,002 and $5,345 in 2002 and 2001 (Note 8)	32,416	35,734
Accounts and notes receivable from related parties (Notes 8 and 13)	3,887	20,645
Deferred charges and other assets (Note 9)	40,536	51,320

	$2,269,707	$2,141,439

Liabilities:
Notes payable (Note 10)	$1,543,693	$1,423,241
Accounts payable and accrued liabilities	240,811	181,912
Dividends and distributions payable	13,746	12,937

	$1,798,250	$1,618,090
Commitments and Contingencies (Notes 6, 9, 10, 12, and 16)

Preferred Equity of TRG (Note 15)	$97,275	$97,275

Partners' Equity of TRG allocable to minority partners (Note 1)

Shareowners' Equity (Note 15):
Series A Cumulative Redeemable Preferred Stock, $0.01 par
value, 8,000,000 shares authorized, $200 million liquidation preference, 8,000,000 shares issued and outstanding at
December 31, 2002 and 2001	$80	$80
Series B Non-Participating Convertible Preferred Stock, $0.001 par
and liquidation value, 40,000,000 shares authorized, 31,767,066
shares issued and outstanding at December 31, 2002 and 2001	32	32
Series C Cumulative Redeemable Preferred Stock, $0.01 par
value, 2,000,000 shares authorized, $75 million liquidation
preference, none issued
Series D Cumulative Redeemable Preferred Stock, $0.01 par
value, 250,000 shares authorized, $25 million liquidation
preference, none issued
Common Stock, $0.01 par value, 250,000,000 shares authorized,
52,207,756 and 50,734,984 issued and outstanding at
December 31, 2002 and 2001	522	507
Additional paid-in capital	690,387	673,043
Accumulated other comprehensive income (Notes 9 and 11)	(17,485)	(3,119)
Dividends in excess of net income	(299,354)	(244,469)

	$374,182	$426,074

	$2,269,707	$2,141,439

See notes to financial statements.

TAUBMAN CENTERS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except share data)

	Year Ended December 31

	2002	2001	2000

Income:
Minimum rents	$196,445	$167,137	$145,447
Percentage rents	4,752	5,169	6,030
Expense recoveries	119,599	100,235	87,630
Revenues from management, leasing, and
development services	22,654	26,015	25,947
Other	29,502	27,407	24,964

	$372,952	$325,963	$290,018

Operating Expenses:
Recoverable expenses	$105,634	$87,181	$77,017
Other operating	33,827	32,467	28,749
Restructuring (Note 3)		1,968
Charges related to technology investments (Note 9)	8,125	1,923
Costs related to unsolicited tender offer (Note 16)	5,106
Management, leasing, and development services	20,025	19,023	19,543
General and administrative	20,584	20,092	18,977
Interest expense	83,667	68,184	57,362
Depreciation and amortization	83,137	66,006	55,009

	$360,105	$296,844	$256,657

Income before equity in income before extraordinary items and cumulative effect of change in accounting principle of
Unconsolidated Joint Ventures, gain on disposition of
interest in center, discontinued operations, extraordinary
items, cumulative effect of change in accounting principle,
and minority and preferred interests	$12,847	$29,119	$33,361
Equity in income before extraordinary items and
cumulative effect of change in accounting principle of
Unconsolidated Joint Ventures (Note 7)	27,912	21,861	28,479

Income before gain on disposition of interest in center,
discontinued operations, extraordinary items,
cumulative effect of change in accounting principle, and
minority and preferred interests	$40,759	$50,980	$61,840
Gain on disposition of interest in center (Note 2)			85,339
Discontinued operations (Note 2):
Income from operations	2,723	4,684	4,647
Gain on disposition of interests in centers	12,349

Income before extraordinary items, cumulative effect of
change in accounting principle, and minority and
preferred interests	$55,831	$55,664	$151,826
Extraordinary items (Notes 7 and 10)			(9,506)
Cumulative effect of change in accounting principle (Note 11)		(8,404)

Income before minority and preferred interests	$55,831	$47,260	$142,320
Minority interest in consolidated joint ventures	421	1,070
Minority interest in TRG:
TRG income allocable to minority partners	(17,397)	(11,677)	(58,488)
Distributions less than (in excess of) earnings
allocable to minority partners	(15,429)	(19,996)	28,188
TRG Series C and D preferred distributions (Note 15)	(9,000)	(9,000)	(9,000)

Net income	$14,426	$7,657	$103,020
Series A preferred dividends (Note 15)	(16,600)	(16,600)	(16,600)

Net income (loss) allocable to common shareowners	$(2,174)	$(8,943)	$86,420

Basic earnings per common share (Note 17):
Income (loss) from continuing operations	$(.17)	$(.14)	$1.71

Net income (loss)	$(.04)	$(.18)	$1.65

Diluted earnings per common share (Note 17):
Income (loss) from continuing operations	$(.17)	$(.14)	$1.70

Net income (loss)	$(.05)	$(.18)	$1.64

Cash dividends declared per common share	$1.025	$1.005	$.985

Weighted average number of common shares outstanding	51,239,237	50,500,058	52,463,598

See notes to financial statements.

TAUBMAN CENTERS, INC.

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
(in thousands, except share data)

						Accumulated Other	Dividends in
	Preferred Stock		Common Stock		Additional	Comprehensive	Excess of
	Shares	Amount	Shares	Amount	Paid-in Capital	Income	Net Income	Total
Balance, January 1, 2000	39,835,066	$112	53,281,643	$533	$701,045		$(219,899)	$481,791
Issuance of stock pursuant to Continuing
Offer (Note 16)			12,854		127			127
Release of units in connection with Lord
Associates acquisition (Note 9)					1,130			1,130
Purchases of stock (Note 15)			(2,310,100)	(23)	(25,758)			(25,781)
Cash dividends declared							(67,917)	(67,917)
Net income							103,020	103,020

Balance, December 31, 2000	39,835,066	$112	50,984,397	$510	$676,544		$(184,796)	$492,370
Issuance of stock pursuant to Continuing
Offer (Notes 9 and 16)	(68,000)		1,579,287	16	16,880			16,896
Release of units in connection with Lord
Associates acquisition (Note 9)					878			878
Purchases of stock (Note 15)			(1,828,700)	(19)	(21,259)			(21,278)
Cash dividends declared							(67,330)	(67,330)
Net income							7,657	$7,657
Other comprehensive income:
Cumulative effect of change in
accounting principle (Note 11)						$(779)		(779)
Realized loss on interest rate instruments						(2,805)		(2,805)
Reclassification adjustment for amounts
recognized in net income						465		465

Total comprehensive income								$4,538

Balance, December 31, 2001	39,767,066	$112	50,734,984	$507	$673,043	$(3,119)	$(244,469)	$426,074
Issuance of stock pursuant to Continuing
Offer (Notes 9 and 16)			1,472,772	15	16,336			16,351
Release of units in connection with Lord
Associates acquisition (Note 9)					1,008			1,008
Cash dividends declared							(69,311)	(69,311)
Net income							14,426	$14,426
Other comprehensive income:
Changes in fair value of available-for-sale
securities						297		297
Loss on interest rate instruments						(15,492)		(15,492)
Reclassification adjustment for amounts
recognized in net income						829		829

Total comprehensive income								$60

Balance, December 31, 2002	39,767,066	$112	52,207,756	$522	$690,387	$(17,485)	$(299,354)	$374,182

See notes to financial statements.

TAUBMAN CENTERS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Year Ended December 31

	2002	2001	2000

Cash Flows From Operating Activities:
Income before minority and preferred interests	$55,831	$47,260	$142,320
Adjustments to reconcile income before minority and preferred interests to net cash provided by operating activities:
Depreciation and amortization of continuing operations	83,137	66,006	55,009
Depreciation and amortization of discontinued operations	461	2,890	2,771
Provision for losses on accounts receivable	2,374	3,427	3,558
Gains on sales of land	(7,463)	(4,579)	(9,444)
Gain on disposition of interests in centers (Note 2)	(12,349)		(85,339)
Cumulative effect of change in accounting principle (Note 11)		8,404
Extraordinary items (Notes 7 and 10)			9,506
Charges related to technology investments (Note 9)	8,125	1,923
Other	1,312	5,176	3,587
Increase (decrease) in cash attributable to changes
in assets and liabilities:
Receivables, deferred charges and other assets	13,749	(14,527)	(10,790)
Accounts payable and other liabilities	(3,514)	4,847	7,115

Net Cash Provided by Operating Activities	$141,663	$120,827	$118,293

Cash Flows From Investing Activities:
Additions to properties	$(103,400)	$(207,676)	$(187,454)
Investment in technology businesses (Note 9)	(4,090)	(4,040)	(3,000)
Dividend received from technology investment (Note 9)	3,090
Net proceeds from dispositions of interests in centers (Note 2)	76,446
Proceeds from sales of land	13,316	8,608	8,239
Acquisition of interests in Unconsolidated Joint Ventures
(Notes 2 and 7)	(42,241)		(23,644)
Contributions to Unconsolidated Joint Ventures	(1,581)	(55,940)	(18,830)
Distributions from Unconsolidated Joint Ventures in
excess of income before cumulative effect of change in
accounting principle	86,430	18,323	5,006

Net Cash Provided By (Used In) Investing Activities	$27,970	$(240,725)	$(219,683)

Cash Flows From Financing Activities:
Debt proceeds	$223,806	$421,281	$358,153
Debt payments	(292,304)	(172,013)	(120,756)
Debt issuance costs	(2,439)	(6,570)	(6,202)
Repurchase of common stock (Note 15)		(22,899)	(24,160)
Issuance of common stock pursuant to Continuing
Offer (Note 16)	16,351	16,896	127
Distributions to minority and preferred interests	(41,652)	(40,673)	(39,300)
Cash dividends to Series A preferred shareowners	(16,600)	(16,600)	(16,600)
Cash dividends to common shareowners	(52,082)	(50,577)	(51,587)

Net Cash Provided By (Used In) Investing Activities	$(164,920)	$128,845	$99,675

Net Increase (Decrease) In Cash and Cash Equivalents	$4,713	$8,947	$(1,715)

Cash and Cash Equivalents at Beginning of Year	27,789	18,842	20,557

Cash and Cash Equivalents at End of Year	$32,502	$27,789	$18,842

See notes to financial statements.

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2002

Note 1 — Summary of Significant Accounting Policies

Organization and Basis of Presentation

        Taubman Centers, Inc. (the Company or TCO), a real estate investment trust, or REIT, is the managing general partner of The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG). The Operating Partnership is an operating subsidiary that engages in the ownership, management, leasing, acquisition, development, and expansion of regional retail shopping centers and interests therein. The Operating Partnership’s portfolio as of December 31, 2002 included 20 urban and suburban shopping centers in nine states. Another center is currently under construction in Virginia, while an additional center in North Carolina is scheduled to begin construction in 2003.

        The consolidated financial statements of the Company include all accounts of the Company, the Operating Partnership, and its consolidated subsidiaries, including The Taubman Company LLC (the Manager); all intercompany balances have been eliminated. Investments in entities not unilaterally controlled by ownership or contractual obligation (Unconsolidated Joint Ventures) are accounted for under the equity method.

        Dollar amounts presented in tables within the notes to the financial statements are stated in thousands, except share data or as otherwise noted.

Revenue Recognition

        Shopping center space is generally leased to specialty retail tenants under short and intermediate term leases which are accounted for as operating leases. Minimum rents are recognized on the straight-line method. Percentage rent is accrued when lessees’ specified sales targets have been met. Expense recoveries, which include an administrative fee, are recognized as revenue in the period applicable costs are chargeable to tenants. Management, leasing, and development revenue is recognized as services are rendered, when fees due are determinable, and collectibility is reasonably assured. Fees for management, leasing, and development services are established under contracts and are generally based on negotiated rates, percentages of cash receipts, and/or actual compensation costs incurred. Profits on real estate sales are recognized whenever (1) a sale is consummated, (2) the buyer has demonstrated an adequate commitment to pay for the property, (3) the Company’s receivable is not subject to future subordination, and (4) the Company has transferred to the buyer the risks and rewards of ownership. Other revenues, including fees paid by tenants to terminate their leases, are recognized when fees due are determinable, no further actions or services are required to be performed by the Company, and collectibility is reasonably assured.

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

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Deferred Charges and Other Assets

        Direct financing costs are deferred and amortized over the terms of the related agreements as a component of interest expense. Direct costs related to leasing activities are capitalized and amortized on a straight-line basis over the lives of the related leases. All other deferred charges are amortized on a straight-line basis over the terms of the agreements to which they relate.

        The Company has a marketable investment in the equity security of a certain technology business which the Company classifies as available-for-sale. Accordingly, changes in fair value of this investment are recognized as a component of stockholders’ equity until a sale of the investment occurs. Any investments in nonmarketable equity securities are reviewed for other-than-temporary declines in value when events or circumstances indicate that their carrying amounts are not recoverable.

Stock-Based Compensation Plans

        Stock-based compensation plans are accounted for under APB Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations, as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation”. Refer to Note 20 regarding the Company’s implementation of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123".

Interest Rate Hedging Agreements

        Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related amendments and interpretations, which establish accounting and reporting standards for derivative instruments (Note 11). All derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. If a derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects income. Ineffective portions of changes in the fair value of a cash flow hedge are recognized in the Company’s income as interest expense.

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

Partners’ Equity of TRG Allocable to Minority Partners

        Because the net equity of the Operating Partnership unitholders is less than zero, the interest of the noncontrolling unitholders is presented as a zero balance in the balance sheet as of December 31, 2002 and December 31, 2001. Also, the income allocated to the noncontrolling unitholders in the Company’s financial statements is equal to their share of distributions. The net equity of the Operating Partnership unitholders is less than zero because of accumulated distributions in excess of net income and not as a result of operating losses. Distributions to partners are usually greater than net income because net income includes non-cash charges for depreciation and amortization. Distributions were less than net income during 2000 due to a non-cash gain on the disposition of an interest in a center (Note 2).

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

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

        In connection with the Tax Relief Extension Act of 1999, the Company made Taxable REIT Subsidiary elections for all of its corporate subsidiaries. The elections, effective for January 1, 2001, were made pursuant to section 856(I) of the Internal Revenue Code. The Company’s Taxable REIT Subsidiaries are subject to corporate level income taxes which are provided for in the Company’s financial statements.

        Deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. The Company’s temporary differences primarily relate to deferred compensation and depreciation.

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

The carrying value of variable-rate mortgages and other loans represents their fair values. The fair value of fixed rate mortgage notes and other notes payable is estimated based on quoted market prices, if available. If no quoted market prices are available, the fair value of fixed-rate mortgages and other notes payable are estimated using cash flows discounted at current market rates. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The fair value of interest rate hedging instruments is the amount that the Company would receive or pay to terminate the agreement at the reporting date.

Operating Segment

        The Company has one reportable operating segment; it owns, develops and manages regional shopping centers. The shopping centers are located in major metropolitan areas, have similar tenants (most of which are national chains), and share common economic characteristics. No single retail company represents 10% or more of the Company’s revenues.

Reclassifications

        Certain prior year amounts have been reclassified to conform to 2002 classifications.

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 2 — Acquisitions and Dispositions

        In October 2002, the Company acquired Swerdlow Real Estate Group’s (Swerdlow’s) 50% interest in Dolphin Mall, bringing its ownership in the shopping center to 100%. The $97 million purchase price consisted of $94.5 million of debt that encumbered the property and $2.3 million of peripheral property. No cash was exchanged. The results of operations of Dolphin Mall are included in the Company’s results after the acquisition date. Summarized balance sheet information of Dolphin Mall at the purchase date is shown in the following table. The acquisition of the additional interest included an asset and liability recognized in connection with a special tax assessment of the local community development district (the CDD).

Assets:
Properties, net	$269,233
CDD asset	65,099
Cash and cash equivalents	3,348
Other assets	2,538

$340,218

Liabilities:
Notes payable	$188,950
CDD obligation	65,099
Accounts payable and accrued liabilities	11,279
Partnership equity	74,890

$340,218

        Assuming the acquisition occurred on January 1, 2001, proforma results of the Company are as follows:

	Year Ended December 31
	2002	2001

Revenues	$398,346	$348,171
Income before extraordinary items, cumulative effect
of accounting changes, and minority and preferred
interests	52,958	49,164
Net income (loss)	11,553	(81)
Net loss per common share - basic	(0.10)	(0.33)

        Concurrently, all lawsuits between the Company and Swerdlow were settled and Swerdlow repaid the $10 million principal balance of a note due the Company that was previously delinquent (Note 8).

        In May 2002, the Operating Partnership acquired for $88 million a 50% general partnership interest in SunValley Associates, a California general partnership that owns the Sunvalley shopping center located in Concord, California. The purchase price consisted of $28 million of cash and $60 million of existing debt that encumbered the property. The center is also subject to a ground lease that expires in 2061. The Manager has managed the property since its development and will continue to do so. Although the Operating Partnership purchased its interest in Sunvalley from an unrelated third party, the other 50% partner in the property is an entity owned and controlled by Mr. A. Alfred Taubman, effectively the Company’s largest shareholder.

        Also in May 2002, the Company purchased an additional 13% interest in Arizona Mills for approximately $14 million in cash plus an additional $19 million share of the debt that encumbered the property. The Company has a 50% interest in the center as of the purchase date.

        In March 2002, the Company sold its interest in La Cumbre Plaza for $28 million. In May 2002, the Company sold its interest in Paseo Nuevo for $48 million. The centers were subject to ground leases and were unencumbered by debt. The centers were purchased in 1996 for a total of $59 million. The Company’s $2.3 million and $10.0 million gains on the sale of La Cumbre Plaza and Paseo Nuevo, respectively, differed from the $6.1 million and $13.4 million gains recognized by the Operating Partnership due to the Company’s $4.1 million and $3.4 million additional bases in La Cumbre Plaza and Paseo Nuevo. The total revenues for Paseo Nuevo and La Cumbre Plaza were $5.5 million, $15.5 million, and $15.6 million for the years ended December 31, 2002, 2001, and 2000, respectively.

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

        In August 2000, the Company completed a transaction to acquire an additional ownership in one of its Unconsolidated Joint Ventures. Under the terms of the agreement, the Operating Partnership became the 100% owner of Twelve Oaks Mall, and its joint venture partner became the 100% owner of Lakeside, subject to the existing mortgage debt. The transaction resulted in a net payment to the joint venture partner of approximately $25.5 million in cash. The acquisition of the additional interest in Twelve Oaks was accounted for as a purchase. A gain of $85.3 million on the transaction was recognized by the Company, representing the excess of the fair value over the net book basis of the Company’s interest in Lakeside, adjusted for the $25.5 million paid and transaction costs. The Company’s gain on the transaction differed from the $116.5 million gain recognized by the Operating Partnership due to the Company’s $31.2 million additional basis in Lakeside.

        Effective January 1, 2002, the Company adopted FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with this statement, the Company has separately presented the results of Paseo Nuevo and La Cumbre Plaza as discontinued operations for all periods. Dispositions occurring prior to the Company’s adoption of Statement No. 144, including the 2000 disposition of Lakeside, continue to be accounted for under previous accounting standards and are included in continuing operations.

Note 3 — Restructuring

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

Note 4 — Income Taxes

        During the year ended December 31, 2002, the Company’s federal income tax expense was zero as a result of a net operating loss incurred by the Company’s Taxable REIT Subsidiaries. During the year ended December 31, 2001, utilization of a deferred tax asset reduced the Company’s federal income tax expense from its Taxable REIT Subsidiaries to $0.1 million. For the years ended December 31, 2002 and 2001, state income tax expense of the Company’s Taxable REIT Subsidiaries was $0.1 million and $0.5 million, respectively. As of December 31, 2002 and 2001, the Company had net deferred tax assets of $3.9 million and $4.4 million, after valuation allowances of $8.5 million and $7.1 million, respectively.

        Dividends declared on the Company’s common and preferred stock and their tax status are presented in the following tables. The tax status of the Company’s dividends in 2002, 2001, and 2000 may not be indicative of future periods. The portion of dividends paid in 2002 shown below as capital gains and unrecaptured Section 1250 capital gains are designated as capital gain dividends for tax purposes.

Year	Dividends per common share declared	Return of capital	Ordinary income	Capital gains	Unrecaptured Section 1250 capital gains

2002	$1.025	$0.4417	$0.3753	$0.1498	$0.0582
2001	1.005	0.3075	0.6878	0.0097
2000	0.985	0.4402	0.4799	0.0649

Year	Dividends per Series A preferred share declared	Ordinary income	Capital gains	Unrecaptured Section 1250 capital gains

2002	$2.075	$1.6540	$0.3032	$0.1178
2001	2.075	2.0549	0.0201
2000	2.075	1.9382	0.1368

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 5 — Investment in the Operating Partnership

        The partnership equity of the Operating Partnership and the Company’s ownership therein are shown below:

Year	TRG Units Outstanding at December 31	TRG Units Owned by TCO at December 31	TCO's % Interest in TRG at December 31	TCO's Average Interest in TRG

2002	83,974,822	52,207,756	62%	62%
2001	82,502,050	50,734,984	62	62
2000	82,819,463	50,984,397	62	63

        Net income and distributions of the Operating Partnership are allocable first to the preferred equity interests (Note 15), and the remaining amounts to the general and limited Operating Partnership partners in accordance with their percentage ownership. The number of TRG units outstanding and the number of TRG units owned by the Company increased in 2002 due to units issued under the incentive option plan (Note 16) and decreased in 2001 due to redemptions made in connection with the Company’s share repurchase program (Note 15), partially offset by units issued under the incentive option plan. Included in the total units outstanding at December 31, 2002, 2001, and 2000 are 174,058 units, 261,088 units, and 348,118 units, respectively, issued in connection with the 1999 acquisition of Lord Associates that did not receive allocations of income or distributions.

Note 6 — Properties

        Properties at December 31, 2002 and December 31, 2001 are summarized as follows:

	2002	2001
Land	$235,076	$199,098
Buildings, improvements, and equipment	2,152,263	1,913,629
Construction in process	116,308	60,157
Development pre-construction costs	29,883	21,833

	$2,533,530	$2,194,717
Accumulated depreciation and amortization	(404,566)	(337,567)

	$2,128,964	$1,857,150

        Construction in process includes costs related to Stony Point Fashion Park, NorthLake Mall, the additional phases of construction at The Shops at Willow Bend and The Mall at Wellington Green, and expansions and improvements at various other centers.

        Depreciation expense for 2002, 2001, and 2000 was $77.4 million, $63.0 million, and $52.5 million, respectively. The charge to operations in 2002, 2001, and 2000 for costs of unsuccessful and potentially unsuccessful pre-development activities was $6.3 million, $6.6 million, and $7.5 million, respectively.

        The Company’s $29.9 million balance of development pre-construction costs as of December 31, 2002 consists primarily of costs related to a project in Syosset, New York. Both Neiman Marcus and Lord & Taylor have made announcements committing to the project. Although the Company still needs to obtain a special use permit and site plan approval from the Oyster Bay Town Board to move forward with the project, the Company is encouraged that the Appellate Court has recently affirmed the New York State Supreme Court’s decision to annul the unfavorable zoning actions of the Oyster Bay Town Board. While the Company expects to be successful in this effort, the process may still not be resolved in the near future. In addition, if the litigation is unsuccessful, the Company expects to consider its alternatives, including possible other uses for the site, but may ultimately decide to abandon the project.

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 7 - Investments in Unconsolidated Joint Ventures

        Following are the Company’s investments in Unconsolidated Joint Ventures. The Operating Partnership is the managing general partner or managing member of these Unconsolidated Joint Ventures, except for those denoted with an (*).

Unconsolidated Joint Venture	Shopping Center	Ownership as of December 31, 2002
Arizona Mills, L.L.C. *	Arizona Mills	50%
Fairfax Company of Virginia, L.L.C	Fair Oaks	50
Forbes Taubman Orlando, L.L.C. *	The Mall at Millenia	50
Rich-Taubman Associates	Stamford Town Center	50
SunValley Associates	Sunvalley	50
Tampa Westshore Associates	International Plaza	26
Limited Partnership
Taubman-Cherry Creek	Cherry Creek	50
Limited Partnership
West Farms Associates	Westfarms	79
Woodland	Woodland	50

        In October 2002, The Mall at Millenia, a 1.1 million square foot center, opened in Orlando, Florida.

        In May 2002, the Company acquired an additional 13% interest in Arizona Mills and a 50% interest in Sunvalley (Note 2).

        As of December 31, 2002, the Operating Partnership has a preferred investment in International Plaza of $17 million, on which an annual preferential return of 8.25% will accrue. In addition to the preferred return on its investment, the Operating Partnership will receive a return of its preferred investment before any available cash will be utilized for distributions to non-preferred partners.

        The Company’s carrying value of its Investment in Unconsolidated Joint Ventures differs from its share of the partnership equity reported in the combined balance sheet of the Unconsolidated Joint Ventures due to (i) the Company’s cost of its investment in excess of the historical net book values of the Unconsolidated Joint Ventures and (ii) the Operating Partnership’s adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the Unconsolidated Joint Ventures. The Company’s additional basis allocated to depreciable assets is recognized on a straight-line basis over 40 years. The Operating Partnership’s differences in bases are amortized over the useful lives of the related assets.

        Combined balance sheet and results of operations information is presented in the following table for all Unconsolidated Joint Ventures, followed by the Operating Partnership’s beneficial interest in the combined information. TRG’s basis adjustments as of December 31, 2002 include $73 million and $11 million related to the acquisitions of interests in Sunvalley and Arizona Mills (Note 2), respectively, representing the differences between the acquisition prices and the book values of the ownership interests acquired. These amounts will be depreciated over the remaining useful lives of the underlying assets. Beneficial interest is calculated based on the Operating Partnership’s ownership interest in each of the Unconsolidated Joint Ventures. The accounts of Dolphin Mall and Twelve Oaks, formerly 50% Unconsolidated Joint Ventures, are included in these results through the dates of their acquisitions (Note 2). Also, the accounts of Lakeside, also formerly a 50% Unconsolidated Joint Venture, are included in these results through the date of its disposition (Note 2).

        The results of operations of the Unconsolidated Joint Ventures for 2002 include an extraordinary item, consisting of the writeoff of deferred financing costs upon the refinancing of Sunvalley. The Company did not recognize a proportionate share of this extraordinary item, as no allocation of the purchase price of the interest in Sunvalley was made to existing deferred financing costs.

        During 2001, the Unconsolidated Joint Ventures recognized a cumulative effect of a change in accounting principle in connection with their adoption of SFAS 133 (Note 11). This cumulative effect represents the transition adjustment necessary to mark interest rate agreements to fair value as of January 1, 2001. During 2000, the Unconsolidated Joint Ventures incurred extraordinary charges related to the extinguishment of debt, primarily consisting of prepayment premiums and the writeoff of deferred financing costs.

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31 2002	December 31 2001

Assets:
Properties	$1,248,335	$1,367,082
Accumulated depreciation and amortization	(287,670)	(220,201)

	$960,665	$1,146,881
Cash and cash equivalents	37,576	30,664
Accounts and notes receivable	16,487	20,302
Deferred charges and other assets	31,668	29,290

	$1,046,396	$1,227,137

Liabilities and partnership equity (accumulated deficiency
in assets):
Notes payable	$1,289,739	$1,154,141
Other liabilities	91,596	109,247

TRG's partnership equity (accumulated
deficiency in assets)	(191,152)	903
Unconsolidated Joint Venture Partners'
accumulated deficiency in assets	(143,787)	(37,154)

	$1,046,396	$1,227,137

TRG's partnership equity (accumulated deficiency
in assets) (above)	$(191,152)	$903
TRG basis adjustments, including
elimination of intercompany profit	100,307	22,612
TCO's additional basis	122,247	125,286

Investment in Unconsolidated Joint Ventures	$31,402	$148,801

	Year Ended December 31

	2002	2001	2000

Revenues	$292,120	$238,409	$230,679

Recoverable and other operating expenses	$111,707	$87,446	$81,530
Interest expense	77,418	74,895	65,266
Depreciation and amortization	54,927	39,695	30,263

Total operating costs	$244,052	$202,036	$177,059

Income before extraordinary items and
cumulative effect of change in accounting
principle	$48,068	$36,373	$53,620
Extraordinary items	(548)		(19,169)
Cumulative effect of change in accounting
principle		(3,304)

Net income	$47,520	$33,069	$34,451

Net income allocable to TRG	$25,573	$17,533	$18,099
Cumulative effect of change in accounting
principle allocable to TRG		1,612
Extraordinary items allocable to TRG	274		9,506
Realized intercompany profit	5,104	5,752	4,680
Depreciation of TCO's additional basis	(3,039)	(3,036)	(3,806)

Equity in income before extraordinary items
and cumulative effect of change in accounting
principle of Unconsolidated Joint Ventures	$27,912	$21,861	$28,479

Beneficial interest in Unconsolidated
Joint Ventures' operations:
Revenues less recoverable and other
operating expenses	$103,989	$84,402	$82,858
Interest expense	(39,411)	(38,683)	(34,933)
Depreciation and amortization	(36,666)	(23,858)	(19,446)

Income before extraordinary items and
cumulative effect of change in accounting
principle	$27,912	$21,861	$28,479

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 8 — Accounts and Notes Receivable

        Accounts and notes receivable at December 31, 2002 and December 31, 2001 are summarized as follows:

	2002	2001
Trade	$27,320	$26,222
Notes	11,035	13,188
Other	63	1,669

	$38,418	$41,079
Less: allowance for doubtful accounts	(6,002)	(5,345)

	$32,416	$35,734

        Notes receivable as of December 31, 2002 provide interest at a range of interest rates from 7% to 9% (with a weighted average interest rate of 8% at December 31, 2002) and mature at various dates. As of December 31, 2002, a $1.7 million note receivable with a maturity date of February 2002 relating to a certain land sale was delinquent. The delinquent note bears interest at 9% and is secured by the related land parcel. The Company expects to fully recover the amounts due under the land contract.

        Accounts and notes receivable from related parties at December 31, 2002 and December 31, 2001 are summarized as follows:

	2002	2001
Trade	$3,887	$10,645
Notes		10,000

	$3,887	$20,645

Note 9 — Deferred Charges and Other Assets

        Deferred charges and other assets at December 31, 2002 and December 31, 2001 are summarized as follows:

	2002	2001
Leasing	$37,805	$37,380
Accumulated amortization	(24,346)	(22,348)

	$13,459	$15,032
Deferred financing costs, net	11,245	12,817
Investments	4,784	15,406
Deferred tax asset, net	3,928	4,392
Other, net	7,120	3,673

	$40,536	$51,320

        The Company owned an approximately 6.8% interest in MerchantWired, LLC, a service company originally created to provide internet and network infrastructure to shopping centers and retailers, which ceased operations in September 2002. During the years ended December 31, 2002 and 2001, the Company recognized its $1.8 million and $2.4 million share of MerchantWired’s operating losses, respectively. During 2002, the Company invested an additional $4.1 million to satisfy the Company’s guarantees of MerchantWired’s obligations and recorded a charge to write off its remaining $5.8 million balance of its MerchantWired investment.

        In November 1999, the Operating Partnership acquired Lord Associates, a retail leasing firm, for approximately $7.5 million, representing $2.5 million in cash and 435,153 partnership units (and an equal number of the Company’s Series B Non-Participating Convertible Preferred Stock). The units and stock are being released over a five-year period, with $1.0 million and $0.9 million of units having been released in 2002 and 2001, respectively. The owner of the partnership units is not entitled to distributions or income allocations, and an affiliate of the Operating Partnership has voting rights to the stock, until release of the units. Of the cash purchase price, approximately $1.0 million was paid at closing and $1.5 million will be paid over five years; $1.0 million of the purchase price is contingent upon profits achieved on acquired leasing contracts. The final 65,271 partnership units are collateral if the profit contingency is not met. The acquisition of Lord Associates was accounted for as a purchase (cost amortized over five years), with the results of operations of Lord Associates being included in the income statement of the Company subsequent to the acquisition date.

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

        The Company has an investment in Fashionmall.com, Inc., an e-commerce company originally organized to market, promote, advertise, and sell fashion apparel and related accessories and products over the internet. In 2002 and 2001, the Company recorded charges of $2.3 million and $1.9 million, respectively, relating to its investment in Fashionmall.com. The Company also received $3.1 million in dividends in 2002. Additionally, the Company recorded an unrealized holding gain of $0.3 million as a component of other comprehensive income to mark its investment to its $0.4 million market value at December 31, 2002. Fashionmall.com continues to work on alternatives to liquidation of the company. The Company expects that the net carrying value of its investment will be recovered in 2003.

        The Company assesses the valuation of its investments in these entities in accordance with established policies for such investments (Note 1).

Note 10 — Debt

Mortgage Notes Payable

        Mortgage notes payable at December 31, 2002 and December 31, 2001 consist of the following:

	2002	2001	Interest Rate	Maturity Date	Balance Due on Maturity	Facility Amount

Beverly Center	$ 146,000	$ 146,000	8.36%	07/15/04	$ 146,000
Biltmore Fashion Park	78,225	79,007	7.68%	07/10/09	71,391
Dolphin Mall	164,620		LIBOR + 2.25%	10/06/04	160,630
Great Lakes Crossing	143,807	150,958	LIBOR + 1.50%	04/01/03	143,221
MacArthur Center	142,188	143,588	7.59%	10/01/10	126,884
Regency Square	81,563	82,373	6.75%	11/01/11	71,569
Stony Point Fashion Park	24,367		LIBOR + 1.85%	08/12/05	24,367	$ 105,000
The Mall at Short Hills	268,085	270,000	6.70%	04/01/09	245,301
The Mall at Wellington Green	142,802	124,344	LIBOR + 1.85%	05/01/04	142,802	160,411
The Shops at Willow Bend	181,634	186,482	LIBOR + 1.85%	07/01/03	181,634	181,634
Line of Credit	140,000	205,000	LIBOR + 0.90%	11/01/04	140,000	275,000
Line of Credit	8,620	11,955	Variable Bank Rate	11/01/04	8,620	40,000
Other	21,752	22,039	Various	Various	20,000

	$1,543,663	$1,421,746

        Mortgage debt is collateralized by properties with a net book value of $1.9 billion and $1.8 billion as of December 31, 2002 and December 31, 2001, respectively.

        The $181.6 million Shops at Willow Bend loan, the $105 million construction facility for Stony Point Fashion Park, and the $160.4 million construction facility for The Mall at Wellington Green each have two one-year extension options. The Dolphin Mall loan provides an option to extend the maturity date one year. These four loans, along with the Great Lakes Crossing loan, provide for rate decreases when certain performance criteria are met. The $275 million facility has a one-year extension option. The other mortgage notes payable balance includes notes which are due at various dates through 2009 and have fixed interest rates between 6.3% and 13%.

        The Great Lakes Crossing loan was refinanced in February 2003 (Note 21).

        The following table presents scheduled principal payments on mortgage debt as of December 31, 2002.

2003	$ 334,282
2004	606,726
2005	31,907
2006	8,087
2007	8,679
Thereafter	553,982

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Unsecured Notes Payable

        Unsecured notes payable at December 31, 2002 and December 31, 2001 were $30 thousand and $1.5 million, respectively.

Extraordinary Items

        During the year ended December 31, 2000, extraordinary charges to income of $9.5 million were recognized in connection with the extinguishment of debt at Unconsolidated Joint Ventures.

Fair Value of Financial Instruments Related to Debt

        The estimated fair values of financial instruments at December 31, 2002 and December 31, 2001 are as follows:

	2002		2001

	Carrying Value	Fair Value	Carrying Value	Fair Value

Mortgage notes payable	$1,543,663	$1,617,485	$1,421,746	$1,444,431
Unsecured notes payable	30	30	1,495	1,495
Interest rate instruments -
in a receivable position			161	161
in a payable position	11,736	11,736

Debt Covenants and Guarantees

        Certain loan and facility agreements contain various restrictive covenants including minimum net worth requirements, minimum debt service and fixed charges coverage ratios, a maximum payout ratio on distributions, and a minimum debt yield ratio, the latter being the most restrictive. The Company is in compliance with all covenants.

        Certain debt agreements, including all construction facilities, contain performance and valuation criteria that must be met for the loans to be extended at the full principal amounts; these agreements provide for partial prepayments of debt to facilitate compliance with extension provisions. The Company expects that a payment on the Willow Bend loan will be required at the first extension date in July 2003. The amount of the payment has not been determined, as it is based on leases in place at the time of extension.

        Payments of principal and interest on the loans in the following table are guaranteed by the Operating Partnership as of December 31, 2002, including those of certain Unconsolidated Joint Ventures. All of the loan agreements provide for a reduction of the amounts guaranteed as certain center performance and valuation criteria are met.

Center	Loan balance as of 12/31/02	TRG's beneficial interest in loan balance as of 12/31/02	Amount of loan balance guaranteed by TRG as of 12/31/02		% of loan balance guaranteed by TRG		% of interest guaranteed by TRG
	(in millions)
Dolphin Mall	$164.6	$164.6	$82.3		50%		100%
Great Lakes Crossing	143.8	122.2	143.8	(1)	100	(1)	100	(1)
Stony Point Fashion Park	24.4	24.4	24.4		100		100
The Mall at Millenia -
construction loan	145.0	72.5	36.3		25		25
The Mall at Millenia -
term loan	3.0	1.5	1.5		50		50
The Mall at Wellington Green	142.8	128.5	142.8		100		100
The Shops at Willow Bend	181.6	181.6	181.6		100		100

(1)     The Great Lakes Crossing loan was refinanced in February 2003 with a non-recourse loan (Note 21).

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Beneficial Interest in Debt and Interest Expense

        The Operating Partnership’s beneficial interest in the debt, capitalized interest, and interest expense of its consolidated subsidiaries and its Unconsolidated Joint Ventures is summarized in the following table. The Operating Partnership’s beneficial interest excludes debt and interest related to the minority interests in Great Lakes Crossing, MacArthur Center, and The Mall at Wellington Green.

	At 100%		At Beneficial Interest

	Consolidated Subsidiaries	Unconsolidated Joint Ventures	Consolidated Subsidiaries	Unconsolidated Joint Ventures	Total

Debt as of:
December 31, 2002	$ 1,543,693	$ 1,289,739	$ 1,465,185	$ 660,238	$ 2,125,423
December 31, 2001	1,423,241	1,154,141	1,345,086	562,811	1,907,897
Capitalized Interest:
Year ended December 31, 2002	$ 6,344	$ 3,443	$ 6,214	$ 1,722	$ 7,936
Year ended December 31, 2001	23,748	14,730	23,456	6,058	29,514
Interest Expense:
Year ended December 31, 2002	$ 83,667	$ 77,418	$ 78,713	$ 39,411	$ 118,124
Year ended December 31, 2001	68,184	74,895	63,188	38,683	101,871

Note 11 — Derivatives

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

        The initial adoption of SFAS 133 on January 1, 2001 resulted in a reduction to income of approximately $8.4 million as the cumulative effect of a change in accounting principle and a reduction to Other Comprehensive Income (OCI) of $0.8 million. These amounts represented the transition adjustments necessary to mark the Company’s share of interest rate agreements to fair value as of January 1, 2001. In addition to the transition adjustment, the following table contains the effect that derivative instruments had on net income during the years ended December 31, 2002 and 2001:

	2002	2001
Change in fair value of swap agreement not designated as a hedge	$(3,334)	$2,431
Payments under swap agreements	4,485	2,050
Hedge ineffectiveness related to changes in time value of interest rate agreements	194	438
Adjustment of accumulated other comprehensive income for amounts recognized
in net income	829	465

Net reduction to income	$2,174	$5,384

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

        As of December 31, 2002, the Company had $6.0 million of net realized losses included in Accumulated OCI that are being recognized as interest expense over the term of the hedged debt, as follows:

Hedged Items	OCI Amount	Recognition Period
Regency Square financing	$ 2,478	November 2001 through October 2011
Westfarms refinancing	3,568	July 2002 through July 2012

	$ 6,046

        Additionally, as of December 31, 2002, the Company had $11.7 million of net unrealized losses included in Accumulated OCI that will be recognized as interest expense over the effective periods of the swap agreements, as follows:

Hedged Items	OCI Amount	Recognition Period
Dolphin Mall financing	$ 837	November 2002 through October 2004
$275 million line of credit	2,504	November 2002 through October 2003
The Shops at Willow Bend
construction facility	3,807	November 2002 through June 2004
The Mall at Wellington Green
construction facility	4,588	October 2002 through April 2005

	$ 11,736

        The Company expects that approximately $8.5 million will be reclassified from Accumulated OCI and recognized as a reduction of income during 2003.

Note 12 — Leases

        Shopping center space is leased to tenants and certain anchors pursuant to lease agreements. Tenant leases typically provide for guaranteed minimum rent, percentage rent, and other charges to cover certain operating costs. Future minimum rent under operating leases in effect at December 31, 2002 for operating centers, assuming no new or renegotiated leases or option extensions on anchor agreements, is summarized as follows:

2002	$ 215,804
2003	207,611
2004	193,675
2005	179,912
2006	167,060
Thereafter	602,401

        Certain shopping centers, as lessees, have ground leases expiring at various dates through the year 2054. In addition, the Company leases its office facilities. Rental payments under ground and office leases were $6.9 million in 2002, $7.9 million in 2001, and $7.5 million in 2000. Included in these amounts are related party office rental payments of $2.7 million in each year.

        The following is a schedule of future minimum rental payments required under operating leases:

2003	$ 6,244
2004	6,242
2005	4,014
2006	2,370
2007	2,328
Thereafter	113,678

        The table above includes $2.8 million, $2.8 million, and $0.9 million of related party amounts in 2003, 2004, and 2005.

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 13 — Transactions with Affiliates

        The revenue from management, leasing, and development services includes $1.5 million, $4.1 million, and $4.2 million from transactions with affiliates for the years ended December 31, 2002, 2001, and 2000, respectively. Accounts receivable from related parties include amounts due from Unconsolidated Joint Ventures or other affiliates of the Company, primarily relating to services performed by the Manager (Note 14). These receivables include certain amounts due to the Manager related to reimbursement of third-party (non-affiliated) costs.

        During 1997, the Operating Partnership acquired an option from a related party to purchase certain real estate on which the Operating Partnership was exploring the possibility of developing a shopping center. Through December 31, 2000, the Operating Partnership had made payments of $450 thousand. In 2000, the Operating Partnership decided not to go forward with the project and reached an agreement with the optionor to be reimbursed, at the time of the sale or lease of the real estate, for an amount equal to the lesser of 50% of the project costs to date or $350 thousand. Under the agreement, the Operating Partnership’s obligation to make further option payments was suspended. The Operating Partnership expects to receive $350 thousand in total reimbursements and after receipt of such amount, the option will be terminated. The timing of a sale or lease of the property is uncertain.

        Other related party transactions are described in Notes 8, 12, and 14.

Note 14 — The Manager

        The Taubman Company LLC (the Manager), which is 99% beneficially owned by the Operating Partnership, provides property management, leasing, development, and other administrative services to the Company, the shopping centers, and Taubman affiliates. In addition, the Manager provides services to centers owned by General Motors pension trusts under management agreements cancelable with 90 days notice, and services to other third parties.

        The Manager has a voluntary retirement savings plan established in 1983 and amended and restated effective January 1, 2001 (the Plan). The Plan is qualified in accordance with Section 401(k) of the Internal Revenue Code (the Code). The Manager contributes an amount equal to 2% of the qualified wages of all qualified employees and matches employee contributions in excess of 2% up to 7% of qualified wages. In addition, the Manager may make discretionary contributions within the limits prescribed by the Plan and imposed in the Code. Costs relating to the Plan were $2.0 million in 2002, $1.7 million in 2001, and $1.9 million in 2000.

        The Operating Partnership has an incentive option plan for employees of the Manager. Incentive options generally become exercisable to the extent of one-third of the units on each of the third, fourth, and fifth anniversaries of the date of grant. Options expire ten years from the date of grant. The Operating Partnership’s units issued in connection with the incentive option plan are exchangeable for shares of the Company’s common stock under the Continuing Offer (Note 16).

        In December 2001, the Company amended the plan to allow vested unit options to be exercised by tendering mature units with a market value equal to the exercise price of the unit options. In December 2001, the Company’s chief executive officer executed a unit option deferral election with regard to options for approximately three million units at an exercise price of $11.14 per unit due to expire in November 2002. This election allowed him to defer the receipt of the net units he would receive upon exercise. These deferred option units will remain in a deferred compensation account until Mr. Taubman’s retirement or ten years from the date of exercise. Beginning with the ten year anniversary of the date of exercise, the deferred partnership units will be paid in ten annual installments.

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

        In 2002, Mr. Taubman exercised options for 3.0 million units by tendering 2.1 million mature units and deferring receipt of 0.9 million units under the unit option deferral election. As the Company declares distributions, the deferred option units receive their proportionate share of the distributions in the form of cash payments.

        A summary of the status of the plan for each of the three years in the period ended December 31, 2002 is presented below:

	2002		2001		2000

Options	Units	Weighted-Average Exercise Price Per Unit	Units	Weighted-Average Exercise Price Per Unit	Units	Weighted-Average Exercise Price Per Unit
Outstanding at
beginning of year	6,083,175	$11.39	7,594,458	$11.35	7,423,809	$11.36
Exercised	(4,435,392)	11.13	(1,511,283)	11.18	(12,854)	9.91
Granted					250,000	11.25
Cancelled					(66,497)	12.45
Forfeited	(50,000)	11.25

Outstanding at
end of year	1,597,783	12.11	6,083,175	11.39	7,594,458	11.35

Options vested
at year end	1,597,783	12.11	5,399,565	11.32	6,777,239	11.26

        Options outstanding at December 31, 2002 have a remaining weighted-average contractual life of 4.9 years and range in exercise price from $9.69 to $13.89.

        The weighted average fair value per unit of options granted during 2000 was $1.40. There were no options granted in 2002 and 2001. The Company used a binomial option pricing model to determine the grant date fair values based on the following assumptions for 2000: volatility rates of 21.0%, risk-free rates of return of approximately 6.4%, and dividend yields of approximately 8.6%.

        Prior to January 1, 2003, the Company applied APB Opinion 25 and related interpretations in accounting for the plan (Note 20). The exercise price of all options outstanding granted under the plan was equal to market value on the date of grant. Accordingly, no compensation expense has been recognized for the plan. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates, consistent with the method of FASB Statement 123, the pro forma effect on the Company’s income would have been approximately $0.2 million, or less than $0.01 per share in 2002, 2001, and 2000.

        Currently, options for 3.8 million Operating Partnership units may be issued under the plan, including options outstanding for 1.6 million units. When the holder of an option elects to pay the exercise price by surrendering partnership units, only those units issued to the holder in excess of the number of units surrendered are counted for purposes of determining the remaining number of units available for future grants under the plan.

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 15 — Common and Preferred Stock and Equity of TRG

        The 8.3% Series A Cumulative Redeemable Preferred Stock (Series A Preferred Stock) has no stated maturity, sinking fund, or mandatory redemption and is not convertible into any other securities of the Company. The Series A Preferred Stock has a liquidation preference of $200 million ($25 per share). Dividends are cumulative and accrue at an annual rate of 8.3% and are payable in arrears on or before the last day of each calendar quarter. All accrued dividends have been paid. The Series A Preferred Stock can be redeemed by the Company at $25 per share plus any accrued dividends. The redemption price can be paid solely out of the sale of capital stock of the Company. The Company owns a corresponding Series A Preferred Equity interest in the Operating Partnership that entitles the Company to income and distributions (in the form of guaranteed payments) in amounts equal to the dividends payable on the Company’s Series A Preferred Stock.

        The Company is obligated to issue to the minority interest, upon subscription, one share of Series B Non-Participating Convertible Preferred Stock (Series B Preferred Stock) for each of the Operating Partnership units held by the minority interest. Each share of Series B Preferred Stock entitles the holder to one vote on all matters submitted to the Company’s shareholders. The holders of Series B Preferred Stock, voting as a class, have the right to designate up to four nominees for election as directors of the Company. On all other matters, including the election of directors, the holders of Series B Preferred Stock will vote with the holders of common stock. The holders of Series B Preferred Stock are not entitled to dividends or earnings. Under certain circumstances, the Series B Preferred Stock is convertible into common stock at a ratio of 14,000 shares of Series B Preferred Stock for one share of common stock.

        The Operating Partnership’s $75 million 9% Cumulative Redeemable Preferred Partnership Equity (Series C Preferred Equity) and $25 million 9% Cumulative Redeemable Preferred Partnership Equity (Series D Preferred Equity) are owned by institutional investors, and have a fixed 9% coupon rate, no stated maturity, sinking fund, or mandatory redemption requirements.

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

        In March 2000, the Company’s Board of Directors authorized the purchase of up to $50 million of the Company’s common stock in the open market. For each share of the Company’s stock repurchased, an equal number of the Company’s Operating Partnership units are redeemed. As of December 31, 2002, the Company had purchased, and the Operating Partnership had redeemed, approximately 4.1 million shares and units for approximately $47.1 million. Existing lines of credit provided funding for the purchases. In February 2003, the Company’s Board of Directors authorized the expansion of the existing buyback program to repurchase up to an additional $100 million of the Company’s common shares (Note 21).

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 16 — Commitments and Contingencies

        At the time of the Company’s initial public offering (IPO) and acquisition of its partnership interest in the Operating Partnership, the Company entered into an agreement (the Cash Tender Agreement) with A. Alfred Taubman, who owns an interest in the Operating Partnership, whereby he has the annual right to tender to the Company units of partnership interest in the Operating Partnership (provided that the aggregate value is at least $50 million) and cause the Company to purchase the tendered interests at a purchase price based on a market valuation of the Company on the trading date immediately preceding the date of the tender. The Company will have the option to pay for these interests from available cash, borrowed funds, or from the proceeds of an offering of the Company’s common stock. Generally, the Company expects to finance these purchases through the sale of new shares of its stock. The tendering partner will bear all market risk if the market price at closing is less than the purchase price and will bear the costs of sale. Any proceeds of the offering in excess of the purchase price will be for the sole benefit of the Company. At A. Alfred Taubman’s election, his family and certain others may participate in tenders.

        Based on a market value at December 31, 2002 of $16.23 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $401 million. The purchase of these interests at December 31, 2002 would have resulted in the Company owning an additional 29% interest in the Operating Partnership.

        The Company has made a continuing, irrevocable offer to all present holders (other than certain excluded holders, including A. Alfred Taubman), assignees of all present holders, those future holders of partnership interests in the Operating Partnership as the Company may, in its sole discretion, agree to include in the continuing offer, and all existing and future optionees under the Operating Partnership’s incentive option plan to exchange shares of common stock for partnership interests in the Operating Partnership (the Continuing Offer). Under the Continuing Offer agreement, one unit of the Operating Partnership interest is exchangeable for one share of the Company’s common stock.

        In the fall of 2002, the Company received an unsolicited proposal from Simon Property Group, Inc. (SPG) seeking to acquire control of the Company. The proposal was subsequently revised. Thereafter, a tender offer was commenced by SPG and later joined by a subsidiary of Westfield America Trust (Westfield). The Company’s Board of Directors has rejected the proposal and recommended that the Company’s shareholders not tender their shares pursuant to SPG’s and Westfield’s tender offer. SPG has filed suit against the Company to enjoin the voting of the Company’s Series B Non-participating Convertible Preferred Stock based on a variety of legal theories. The Company believes SPG’s claims to be without merit. During 2002, the Company incurred approximately $5.1 million in costs in connection with the unsolicited tender offer and related litigation and expects to continue incurring significant costs until these matters are resolved. The ultimate cost will be dependent upon the outcome and duration of these matters.

        The Company is currently involved in certain litigation arising in the ordinary course of business. Management believes that this litigation will not have a material adverse effect on the Company’s financial statements.

        Refer to Note 10 for the Operating Partnership’s guarantees of certain debt.

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 17 — Earnings Per Share

        Basic earnings per common share are calculated by dividing earnings available to common shareowners by the average number of common shares outstanding during each period. For diluted earnings per common share, the Company’s ownership interest in the Operating Partnership (and therefore earnings) are adjusted assuming the exercise of all options for units of partnership interest under the Operating Partnership’s incentive option plan having exercise prices less than the average market value of the units using the treasury stock method. For the years ended December 31, 2001, and 2000, options for 0.6 million and 4.5 million units of partnership interest with average exercise prices of $13.30 and $11.99, respectively, were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price for the period calculated. There were no units excluded from the computation of diluted earnings per share in 2002.

	Year Ended December 31

	2002	2001	2000

Income (loss) from continuing operations
allocable to common shareowners (Numerator):
Net income (loss) allocable to common
shareowners	$(2,174)	$(8,943)	$86,420
Common shareowners' share of discontinued
operations	(6,453)	(2,879)	(2,913)
Common shareowners' share of cumulative
effect of change in accounting principle	4,924
Common shareowners' share of extraordinary
items	5,958

Basic income (loss) from continuing operations	$(8,627)	$(6,898)	$89,465
Effect of dilutive options	(261)	(266)	(447)

Diluted income (loss) from continuing operations	$(8,888)	$(7,164)	$89,018

Shares (Denominator) - basic and diluted	51,239,237	50,500,058	52,463,598

Income (loss) from continuing operations per
common share:
Basic	$(0.17)	$(0.14)	$1.71

Diluted	$(0.17)	$(0.14)	$1.70

Per share effects of discontinued operations,
cumulative effect of change in accounting principle,
and extraordinary items:
Discontinued operations per common share
Basic	$0.13	$0.06	$0.06

Diluted	$0.12	$0.06	$0.06

Cumulative effect of change in accounting principle
per common share - basic and diluted		$(0.10)

Extraordinary items per common share - basic
and diluted			$(0.11)

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 18 — Cash Flow Disclosures and Non-Cash Investing and Financing Activities

        Interest paid in 2002, 2001, and 2000, net of amounts capitalized of $6.3 million, $23.7 million, and $25.1 million, respectively, approximated $91.5 million, $63.5 million, and $50.4 million, respectively. The following non-cash investing and financing activities occurred during 2002, 2001, and 2000:

	2002	2001	2000
Non-cash additions to properties		$59,622	$13,568
Non-cash contributions to Unconsolidated Joint Ventures		3,778	2,762
Land contracts		800	7,341
Partnership units released (Note 9)	$ 1,008	878	1,130
Accrual for stock repurchases settled in January 2001			1,621

        Non-cash additions to properties primarily represent accrued construction and tenant allowance costs of new centers and development projects.

Note 19 — Quarterly Financial Data (Unaudited)

        The following is a summary of quarterly results of operations for 2002 and 2001:

	2002

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$86,622	$90,071	$96,157	$100,102
Equity in income of Unconsolidated Joint Ventures	6,137	4,740	5,761	11,274
Income before minority and preferred interests	12,065	13,806	16,372	13,588
Net income	1,866	3,846	5,907	2,807
Net income (loss) allocable to common shareowners	(2,284)	(304)	1,757	(1,343)
Basic earnings per common share -
Net income (loss)	$(0.04)	$(0.01)	$0.03	$(0.03)
Diluted earnings per common share -
Net income (loss)	$(0.05)	$(0.01)	$0.03	$(0.03)

	2001

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$74,991	$79,765	$78,288	$92,919
Equity in income of Unconsolidated Joint Ventures	4,856	5,215	4,788	7,002
Income before cumulative effect of change in accounting
principle and minority and preferred interests	13,736	15,723	12,295	13,910
Net income (loss)	(4,499)	5,760	2,796	3,600
Net income (loss) allocable to common shareowners	(8,649)	1,610	(1,354)	(550)
Basic earnings per common share:
Income (loss) before cumulative effect of change in
accounting principle	$(0.07)	$0.03	$(0.03)	$(0.01)
Net income (loss)	(0.17)	0.03	(0.03)	(0.01)
Diluted earnings per common share:
Income (loss) before cumulative effect of change in
accounting principle	$(0.07)	$0.03	$(0.03)	$(0.01)
Net income (loss)	(0.17)	0.03	(0.03)	(0.01)

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 20 — New Accounting Principles

        In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123". This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has determined that it will apply the prospective method of implementing SFAS No. 148, and apply its recognition provisions to all employee awards granted, modified, or settled after January 1, 2003.

        In April 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections”, which is effective for fiscal years beginning after May 15, 2002. SFAS 145 rescinds SFAS 4, SFAS 44 and SFAS 64 and amends SFAS 13 to modify the accounting for sale-leaseback transactions. SFAS 4 required the classification of gains and losses resulting from extinguishment of debt to be classified as extraordinary items. Such gains and losses will now be classified as extraordinary items only if they meet the requirements of APB 30 as being both unusual and infrequent. The Company did not have losses on early debt extinguishment in either 2002 or 2001.

Note 21 — Subsequent Events

        In February 2003, the Gordon Group committed to invest $50 million in the Operating Partnership in exchange for 2.08 million partnership units at $24 per unit. These operating partnership units will have the same attributes as existing partnership units, except that they will not have voting rights and will have very limited resale rights for a specified period of time. The Gordon Group’s investment is expected to occur in the second quarter of 2003. An affiliate of The Gordon Group owns the minority interest in Beverly Center.

        Also in February 2003, the Company’s Board of Directors authorized the expansion of the existing buyback program to repurchase up to an additional $100 million of the Company’s common shares. The Company plans to repurchase shares from time to time depending on market prices and other conditions. The Company had $3 million remaining under its existing buyback program. Repurchases of common stock would be financed through general corporate funds, including funds anticipated to be received from the Gordon Group’s investment, and/or through borrowings under existing lines of credit.

        Also in February 2003, the Company completed a $151 million, 10-year fixed-rate non-recourse refinancing of the current $144 million loan on Great Lakes Crossing at an all-in rate of 5.3%. The Company used excess proceeds of $6.2 million to pay down lines of credit.

        In March 2003, the Company acquired the 15% minority interest in Great Lakes Crossing for $3.2 million in cash.

Schedule II

TAUBMAN CENTERS, INC.
Valuation and Qualifying Accounts
For the years ended December 31, 2002, 2001, and 2000
(in thousands)

		Additions

	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write-offs	Transfers, net		Balance at end of year
Year ended December 31, 2002:
Allowance for doubtful receivables	$5,345	2,374		(3,265)	1,548	(1)	$6,002

Year ended December 31, 2001:
Allowance for doubtful receivables	$3,796	3,427		(1,602)	(276)		$5,345

Year ended December 31, 2000:
Allowance for doubtful receivables	$1,549	3,558		(1,704)	393	(2)	$3,796

(1)	Represents the transfer in of Dolphin Mall. Prior to October 2002, the Company accounted for its interest in Dolphin under the equity method.
(2)	Represents the transfer in of Twelve Oaks Mall. Prior to August 2000, the Company accounted for its interest in Twelve Oaks under the equity method.

Schedule III

TAUBMAN CENTERS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2002
(in thousands)

	Initial Cost to Company			Gross Amount at Which Carried at Close of Period

	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	BI&E	Total		Accumulated Depreciation (A/D)	Total Cost Net of A/D	Encumbrances		Date of Completion of Construction or Acquisition	Depreciable Life
Shopping Centers: Beverly Center, Los Angeles, CA Biltmore Fashion Park, Phoenix, AZ Dolphin Mall, Miami, Florida Fairlane Town Center, Dearborn, MI Great Lakes Crossing, Auburn Hills, MI MacArthur Center, Norfolk, VA Regency Square, Richmond, VA The Mall at Short Hills, Short Hills, NJ Twelve Oaks Mall, Novi, MI The Mall at Wellington Green, Wellington, FL The Shops at Willow Bend, Plano, TX Other: Manager's Office Facilities Peripheral Land Construction in Process and Development Pre-construction Costs Assets under CDD obligations Other TOTAL	$ 19,097 34,881 17,330 12,349 4,000 18,635 25,114 25,410 16,845 27,221 30,050 4,144 $235,076	$ 209,157 102,898 240,943 104,812 196,317 142,831 103,062 170,316 191,185 157,692 226,404 145,026 61,111 1,120 $2,052,874	$ 31,521 18,107 26,771 11,581 1,826 864 116,982 5,693 98 30,972 1,165 $245,580	$ 19,097 34,881 17,330 12,349 4,000 18,635 25,114 25,410 16,845 27,221 30,050 4,144 $235,076	$ 240,678 121,005 240,943 131,583 207,898 144,657 103,926 287,298 196,878 157,790 226,404 30,972 146,191 61,111 1,120 $2,298,454	$ 240,678 140,102 275,824 148,913 220,247 148,657 122,561 312,412 222,288 174,635 253,625 30,972 30,050 146,191 65,255 1,120 $2,533,530	(2)	$ 79,744 28,828 10,867 28,692 41,867 22,775 20,378 78,429 44,202 11,076 13,046 24,303 359 $404,566	$ 160,934 111,274 264,957 120,221 178,380 125,882 102,183 233,983 178,086 163,559 240,579 6,669 30,050 146,191 65,255 761 $2,128,964	$ 146,000 78,225 164,620 Note 143,807 142,188 81,563 268,085 Note 142,802 181,634 24,367 21,751	(1) (1)	1982 1994 2001 1996 1998 1999 1997 1980 1977 2001 2001	40 Years 40 Years 50 Years 40 Years 50 Years 50 Years 40 Years 40 Years 50 Years 50 Years 50 Years

The changes in total real estate assets and accumulated depreciation for the years ended December 31, 2002, 2001, and 2000 are as follows:

	Total Real Estate Assets 2002		Total Real Estate Assets 2001	Total Real Estate Assets 2000			Accumulated Depreciation 2002	Accumulated Depreciation 2001	Accumulated Depreciation 2000
Balance, beginning of year	$2,194,717		$1,959,128	$1,572,285		Balance, beginning of year	$(337,567)	$(285,406)	$(210,788)
New development and improvements	82,649		250,111	184,205		Depreciation for year	(77,358)	(63,007)	(52,506)
Disposals	(9,922)		(16,428)	(13,403)		Disposals	6,485	10,846	7,421
Transfers In/(Out)	266,086	(3)	1,906	216,041	(4)	Transfers In/(Out)	3,874 (3)		(29,533	) (4)

Balance, end of year	$2,533,530		$2,194,717	$1,959,128		Balance, end of year	$(404,566)	$(337,567)	$(285,406)

(1)	These centers are collateral for the Company’s line of credit, which had a balance of $140 million at December 31, 2002.
(2)	The unaudited aggregate cost for federal income tax purposes as of December 31, 2002 was $1.957 billion.
(3)	Includes costs relating to Dolphin Mall, which became a wholly owned center in 2002.
(4)	Includes costs transferred relating to Twelve Oaks Mall, which became wholly owned in 2000.

UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP.
LIMITED PARTNERSHIP (a consolidated subsidiary of Taubman Centers, Inc.)

COMBINED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2002 AND 2001 AND
FOR EACH OF THE YEARS
ENDED DECEMBER 31, 2002, 2001, AND 2000

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareowners
Taubman Centers, Inc.

        We have audited the accompanying combined balance sheets of Unconsolidated Joint Ventures of The Taubman Realty Group Limited Partnership (the “Partnership”, a consolidated subsidiary of Taubman Centers, Inc.) as of December 31, 2002 and 2001, and the related combined statements of operations and comprehensive income, accumulated deficiency in assets, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the Index at Item 14. These combined financial statements and financial statement schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the combined financial statements and financial statement schedules based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such combined financial statements present fairly, in all material respects, the combined financial position of Unconsolidated Joint Ventures of The Taubman Realty Group Limited Partnership as of December 31, 2002 and 2001, and the combined results of their operations and their combined cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic combined financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        As discussed in Note 5 to the combined financial statements, in 2001 the Unconsolidated Joint Ventures of The Taubman Realty Group Limited Partnership changed their method of accounting for derivative instruments to conform to Statement of Financial Accounting Standards No. 133, as amended and interpreted.

DELOITTE & TOUCHE LLP

Detroit, Michigan
February 7, 2003

UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
LIMITED PARTNERSHIP

COMBINED BALANCE SHEET
(in thousands)

	December 31

	2002	2001
Assets:
Properties (Notes 2, 4 and 7)	$1,248,335	$1,367,082
Accumulated depreciation and amortization	(287,670)	(220,201)

	$960,665	$1,146,881

Cash and cash equivalents	37,576	30,664
Accounts receivable, less allowance for doubtful
accounts of $1,836 and $3,356 in 2002 and 2001	16,487	20,302
Deferred charges and other assets (Notes 3 and 7)	31,668	29,290

	$1,046,396	$1,227,137

Liabilities:
Mortgage notes payable (Note 4)	$1,284,294	$1,151,485
Other notes payable (Note 4)	5,445	2,656
Capital lease obligations		64
Accounts payable to related parties (Note 7)	2,351	3,102
Accounts payable and other liabilities	89,245	106,081

	$1,381,335	$1,263,388

Commitments (Note 6)

Accumulated deficiency in assets:
Accumulated deficiency in assets -TRG	$(187,584)	$1,264
Accumulated deficiency in assets-Joint Venture Partners	(142,835)	(36,793)
Accumulated other comprehensive income-TRG	(3,568)	(361)
Accumulated other comprehensive income-
Joint Venture Partners	(952)	(361)

	$(334,939)	$(36,251)

	$1,046,396	$1,227,137

See notes to financial statements.

UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
LIMITED PARTNERSHIP

COMBINED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31

	2002	2001	2000
Revenues:
Minimum rents	$185,189	$149,320	$145,487
Percentage rents	3,463	3,189	3,772
Expense recoveries	94,247	73,594	75,691
Other	9,221	12,306	5,729

	$292,120	$238,409	$230,679

Operating costs:
Recoverable expenses (Note 7)	$81,702	$67,330	$63,587
Other operating (Note 7)	30,005	20,116	17,943
Interest expense	77,418	74,895	65,266
Depreciation and amortization	54,927	39,695	30,263

	$244,052	$202,036	$177,059

Income before extraordinary items and cumulative
effect of change in accounting principle	$48,068	$36,373	$53,620
Extraordinary items (Note 4)	(548)		(19,169)
Cumulative effect of change in accounting principle (Note 5)		(3,304)

Net income	$47,520	$33,069	$34,451

Net income	$47,520	$33,069	$34,451
Other comprehensive income (loss) (Note 5):
Cumulative effect of change in accounting principle		(1,558)
Realized loss on interest rate instruments	(4,757)
Reclassification adjustment for amounts recognized
in net income	959	836

Comprehensive income	$43,722	$32,347	$34,451

Allocation of net income:
Attributable to TRG	$25,573	$17,533	$18,099
Attributable to Joint Venture Partners	21,947	15,536	16,352

	$47,520	$33,069	$34,451

See notes to financial statements.

UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
LIMITED PARTNERSHIP

COMBINED STATEMENT OF ACCUMULATED DEFICIENCY IN ASSETS
(in thousands)

	TRG	Joint Venture Partners	Total
Balance, January 1, 2000	$(74,749)	$(61,237)	$(135,986)
Non-cash contributions	659	659	1,318
Cash contributions	18,830	18,830	37,660
Cash distributions	(39,512)	(33,072)	(72,584)
Transferred centers (Note 1)	40,103	40,103	80,206
Net income	18,099	16,352	34,451

Balance, December 31, 2000	$(36,570)	$(18,365)	$(54,935)

Non-cash contributions	3,778		3,778
Cash contributions	55,940	18	55,958
Cash distributions	(39,417)	(33,982)	(73,399)
Other comprehensive income:
Cumulative effect of change in accounting
principle (Note 5)	(779)	(779)	(1,558)
Reclassification adjustment for amounts
recognized in net income (Note 5)	418	418	836
Net income	17,533	15,536	33,069

Balance, December 31, 2001	$903	$(37,154)	$(36,251)

Cash contributions	1,581	1,409	2,990
Cash distributions	(108,753)	(60,662)	(169,415)
Transfer/acquisition of additional interests in centers	(107,249)	(68,736)	(175,985)
Other comprehensive income:
Realized loss on interest rate instruments (Note 5)	(3,756)	(1,001)	(4,757)
Reclassification adjustment for amounts
recognized in net income (Note 5)	549	410	959
Net income	25,573	21,947	47,520

Balance, December 31, 2002	$(191,152)	$(143,787)	$(334,939)

See notes to financial statements.

UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
LIMITED PARTNERSHIP
COMBINED STATEMENT OF CASH FLOWS
(in thousands)

	Year Ended December 31

	2002	2001	2000
Cash Flows From Operating Activities:
Income before extraordinary items and cumulative effect
of change in accounting principle	$48,068	$36,373	$53,620
Adjustments to reconcile income before extraordinary items
and cumulative effect of change in accounting principle
to net cash provided by operating activities:
Depreciation and amortization	54,927	39,695	30,263
Provision for losses on accounts receivable	3,417	3,803	2,644
Gains on sales of land	(877)		(501)
Gains (losses) on interest rate instruments	(5,585)	5,914
Other	2,267
Increase (decrease) in cash attributable to
changes in assets and liabilities:
Receivables, deferred charges and other assets	293	(18,193)	(530)
Accounts payable and other liabilities	12,328	15,390	(2,376)

Net Cash Provided By Operating Activities	$114,838	$82,982	$83,120

Cash Flows From Investing Activities:
Additions to properties	$(141,479)	$(258,335)	$(231,125)
Proceeds from sales of land	1,190		640

Net Cash Used In Investing Activities	$(140,289)	$(258,335)	$(230,485)

Cash Flows From Financing Activities:
Debt proceeds	$668,499	$208,805	$390,721
Debt payments	(2,446)	(2,299)	(1,976)
Extinguishment of debt	(462,850)		(214,754)
Debt issuance costs	(6,991)	(2,841)	(2,704)
Cash contributions from partners	2,990	55,958	37,660
Cash distributions to partners	(169,415)	(73,399)	(72,584)

Net Cash Provided By Financing Activities	$29,787	$186,224	$136,363

Net Increase (Decrease) in Cash and Cash Equivalents	$4,336	$10,871	$(11,002)
Cash and Cash Equivalents at Beginning of Year	30,664	19,793	36,823
Effect of transferred centers in connection
with Dolphin and Sunvalley transactions (Note 1)	2,576
Effect of transferred centers in connection
with Twelve Oaks/Lakeside transaction (Note 1)			(6,028)

Cash and Cash Equivalents at End of Year	$37,576	$30,664	$19,793

See notes to financial statements.

UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
LIMITED PARTNERSHIP
NOTES TO COMBINED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

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

        Dollar amounts presented in tables within the notes to the combined financial statements are stated in thousands.

Investments in Unconsolidated Joint Ventures

        TRG’s interest in each of the Unconsolidated Joint Ventures at December 31, 2002, is as follows:

Unconsolidated Joint Venture	Shopping Center	TRG's % Ownership
Arizona Mills, L.L.C.	Arizona Mills	50%
Fairfax Company of Virginia L.L.C.	Fair Oaks	50
Forbes Taubman Orlando, L.L.C.	The Mall at Millenia	50
Rich-Taubman Associates	Stamford Town Center	50
SunValley Associates	Sunvalley	50
Tampa Westshore Associates	International Plaza	26
Limited Partnership
Taubman-Cherry Creek	Cherry Creek	50
Limited Partnership
West Farms Associates	Westfarms	79
Woodland	Woodland	50

        As of December 31, 2002, TRG has a preferred investment in International Plaza of $17 million, on which an annual preferential return of 8.25% will accrue. In addition to the preferred return on its investment TRG will receive a return of its preferred investment before any available cash will be utilized for distributions to non-preferred partners.

        In October 2002, TRG acquired Swerdlow Real Estate Group’s (Swerdlow) 50 percent interest in Dolphin Mall, bringing its ownership in the shopping center to 100 percent. The $97 million purchase price consisted of $94.5 million of debt that encumbered the property and $2.3 million of peripheral property. No cash was exchanged. The results of Dolphin Mall are included in these statements through the date of the acquisition. At the date of the acquisition, the book values of Dolphin Mall’s assets and liabilities were $358 million and $265 million, including both an asset and a liability for approximately $65.1 million for a special tax assessment obligation.

        Also in October 2002, The Mall at Millenia, a 1.1 million square foot regional center, opened in Orlando, Florida.

        In May 2002, TRG acquired for $88 million a 50% general partnership interest in SunValley Associates, a California general partnership that owns the Sunvalley shopping center located in Concord, California. The purchase price consisted of $28 million of cash and $60 million of existing debt that encumbered the property. The center is also subject to a ground lease that expires in 2061. The Manager has managed the property since its development and will continue to do so. Although TRG purchased its interest in Sunvalley from an unrelated third party, the other 50% partner in the property is an entity owned and controlled by Mr. A. Alfred Taubman, TRG’s largest unitholder. The results of Sunvalley are included in these statements beginning at the date of acquisition. At the date of acquisition, the book values of Sunvalley’s assets and liabilities were $41 million and $124 million, respectively.

UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
LIMITED PARTNERSHIP
NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)

        Also in May 2002, TRG purchased an additional interest in Arizona Mills for approximately $14 million in cash plus an additional $19 million share of the debt that encumbered the property. TRG has a 50% interest in the center as of the purchase date.

        In August 2000, TRG completed a transaction to acquire an additional interest in one of its Unconsolidated Joint Ventures. Under the terms of the agreement, TRG became the 100% owner of Twelve Oaks Mall and its joint venture partner became the 100% owner of Lakeside, subject to the existing mortgage debt ($50 million and $88 million at Twelve Oaks and Lakeside, respectively.) The results of the transferred centers are included in these statements through the date of the transaction. At the date of the transaction, the combined book values of these centers’ assets and liabilities were $67 million and $147 million, respectively.

Revenue Recognition

        Shopping center space is generally leased to specialty retail tenants under short and intermediate term leases which are accounted for as operating leases. Minimum rents are recognized on the straight-line method. Percentage rent is accrued when lessees’ specified sales targets have been met. Expense recoveries, which include an administrative fee, are recognized as revenue in the period applicable costs are chargeable to tenants. Profits on real estate sales are recognized whenever (1) a sale is consummated, (2) the buyer has demonstrated an adequate commitment to pay for the property, (3) the Unconsolidated Joint Venture’s receivable is not subject to future subordination, and (4) the Unconsolidated Joint Venture has transferred to the buyer the risks and rewards of ownership. Other revenues, including fees paid by tenants to terminate their leases, are recognized when fees due are determinable, no further actions or services are required to be performed by the Unconsolidated Joint Venture, and collectibility is reasonably assured.

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

UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
LIMITED PARTNERSHIP
NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)

Interest Rate Hedging Agreements

        Effective January 1, 2001, the Unconsolidated Joint Ventures adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and its related amendments and interpretations, which establish accounting and reporting standards for derivative instruments (Note 5). All derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. If a derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of a cash flow hedge are recognized in earnings as interest expense.

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

The carrying value of variable-rate mortgages and other loans represents their fair values. The fair value of fixed rate mortgage notes and other notes payable is estimated based on quoted market prices, if available. If no quoted market prices are available, the fair value of fixed-rate mortgages and other notes payable are estimated using cash flows discounted at current market rates. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

Note 2 — Properties

        Properties at December 31, 2002 and 2001, are summarized as follows:

	2002	2001
Land	$60,651	$82,798
Buildings, improvements and equipment	1,187,684	1,185,044
Construction in process		99,240

	$1,248,335	$1,367,082

        Depreciation expense for 2002, 2001 and 2000 was $50.6 million, $36.5 million and $26.2 million.

        During 2000, non-cash investing activities included $1.3 million contributed to the Unconsolidated Joint Ventures developing International Plaza, Dolphin Mall, and The Mall at Millenia. This amount primarily consists of the net book value of project costs expended prior to the creation of the joint ventures. Additionally, during 2002 and 2001, non-cash additions to properties of $42.5 million and $54.4 million, respectively, were recorded, representing primarily accrued construction costs of new centers.

UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
LIMITED PARTNERSHIP
NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)

Note 3 — Deferred Charges and Other Assets

        Deferred charges and other assets at December 31, 2002 and 2001 are summarized as follows:

	2002	2001
Leasing	$34,474	$26,568
Accumulated amortization	(15,101)	(11,000)

	$19,373	$15,568
Deferred financing, net	7,956	11,101
Other, net	4,339	2,621

	$31,668	$29,290

Note 4 — Debt

Mortgage Notes Payable

        Mortgage notes payable at December 31, 2002 and 2001 consists of the following:

Center	2002	2001	Interest Rate	Maturity Date	Balance Due on Maturity
Arizona Mills	$143,552	$144,737	7.90%	10/05/10	$130,419
Cherry Creek	177,000	177,000	7.68%	08/11/06	171,933
Dolphin Mall		164,648	LIBOR + 2.00%	10/06/02	164,618
Fair Oaks	140,000	140,000	6.60%	04/01/08	140,000
International Plaza		171,555	LIBOR + 1.90%	11/10/02	171,555
International Plaza	192,000		4.21%	01/11/08	175,150
The Mall at Millenia	145,032	56,545	LIBOR + 1.55%	11/01/03	145,032
Stamford Town Center	76,000	76,000	LIBOR + 0.80%	08/13/04	76,000
Sunvalley	135,000		5.67%	11/01/12	114,056
Westfarms	209,072		6.10%	07/11/12	179,028
Westfarms		100,000	7.85%	07/01/02	100,000
Westfarms		55,000	LIBOR + 1.125%	07/01/02	55,000
Woodland	66,000	66,000	8.20%	05/15/04	66,000
Other	638		7.20%	12/10/04

	$1,284,294	$1,151,485

        Mortgage debt is collateralized by properties with a net book value of $1.0 billion and $1.1 billion as of December 31, 2002 and 2001.

        The maximum availability of The Mall at Millenia construction facility is $160.4 million. TRG has guaranteed the payment of 25% of the principal and interest. The rate and the amount guaranteed may be reduced once certain performance and valuation criteria are met. The loan provides for two one-year extension options.

        Scheduled principal payments on mortgage debt are as follows as of December 31, 2002:

2003	$153,695
2004	152,076
2005	12,012
2006	183,545
2007	10,644
Thereafter	772,322

Total	$1,284,294

UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
LIMITED PARTNERSHIP
NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)

Other Notes Payable

        Other notes payable at December 31, 2002 and 2001 consists of the following:

	2002	2001
Notes payable to banks, line of credit,
interest at prime (4.25% at December 31, 2002),
maximum borrowings available up to $5.5 million
to fund tenant loans, allowances and buyouts
and working capital, due various dates through 2007	$2,238	$2,656

Note payable to bank
interest at LIBOR + 1.70% (3.14% at December 31, 2002),
interest and principal paid monthly through 2007	3,000

Note payable to bank
interest at prime (4.25% at December 31, 2002),
interest and principal paid monthly through June 2003	207

	$5,445	$2,656

Interest Expense

        Interest paid on mortgages and other notes payable in 2002, 2001 and 2000, net of amounts capitalized of $3.4 million, $14.7 million, and $13.3 million, approximated $65.9 million, $61.0 million, and $58.8 million, respectively.

Extraordinary Items

        During the years ended December 31, 2002 and 2000, joint ventures recognized extraordinary charges related to the extinguishment of debt, primarily consisting of prepayment premiums and the writeoff of deferred financing costs.

Fair Value of Debt Instruments

        The estimated fair values of financial instruments at December 31, 2002 and 2001 are as follows:

	December 31

	2002		2001

	Carrying Value	Fair Value	Carrying Value	Fair Value

Mortgage notes payable	$1,284,294	$1,365,439	$1,151,485	$1,178,590
Other notes payable	5,445	5,445	2,656	2,656
Interest rate instruments:
In a receivable position	5	5
In a payable position			6,668	6,668

UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
LIMITED PARTNERSHIP
NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)

Note 5 — Derivatives

        Effective January 1, 2001, the Unconsolidated Joint Ventures adopted SFAS 133 and its related amendments and interpretations, which establish accounting and reporting standards for derivative instruments. The Unconsolidated Joint Ventures use derivative instruments to manage exposure to interest rate risks inherent in variable rate debt and refinancings. Cap, swap, and treasury lock agreements are routinely used to meet these objectives.

        The initial adoption of SFAS 133 on January 1, 2001 resulted in a reduction to income of approximately $3.3 million as the cumulative effect of a change in accounting principle and a reduction to accumulated OCI of $1.6 million. These amounts represent the transition adjustments necessary to mark interest rate agreements to fair value as of January 1, 2001.

        In addition to the transition adjustments in first quarter 2001, the following table contains the effect that derivative instruments had on net income during the years ended December 31, 2002 and 2001.

	2002	2001

Change in fair value of swap agreement not designated as a hedge	$(6,668)	$4,861
Payments under swap agreements	6,575	4,100
Hedge ineffectiveness related to changes in time value of interest rate agreements	92	217
Adjustment of accumulated other comprehensive income for amounts recognized
in net income	959	836

Net reduction to income	$958	$10,014

        As of December 31, 2002, $4.5 million of derivative losses are included in Accumulated OCI. This amount consists of a realized loss recognized upon the refinancing of Westfarms in 2002. This amount is being recognized in income over the ten-year term of the new debt. Approximately $0.4 million is expected to be reclassified from OCI in 2003.

Note 6 — Leases and Other Commitments

        Shopping center space is leased to tenants and certain anchors pursuant to lease agreements. Tenant leases typically provide for guaranteed minimum rent, percentage rent, and other charges to cover certain operating costs. Future minimum rent under operating leases in effect at December 31, 2002 for operating centers, assuming no new or renegotiated leases or option extensions on anchor agreements, is summarized as follows:

2003	$185,781
2004	179,453
2005	167,844
2006	157,893
2007	145,250
Thereafter	530,799

        Three of the Unconsolidated Joint Ventures have ground leases. The following is a schedule of future minimum rental payments required under these leases:

2003	$ 2,480
2004	2,480
2005	2,480
2006	2,480
2007	2,551
Thereafter	660,131

UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
LIMITED PARTNERSHIP
NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)

        One of the Unconsolidated Joint Ventures, as lessee, has a ground lease expiring in 2083 with its Joint Venture Partner. Rental payments under the lease were $2.1 million in 2002, and $2.0 million in 2001 and 2000. TRG is entitled to receive preferential distributions equal to 75% of each payment. Approximately 25% of the ground lease payments over the term of the lease, on a straight-line basis, are recognized as ground rent expense, with 75% of the current payment accounted for as a distribution to the Joint Venture Partner.

        The Unconsolidated Joint Venture that owns International Plaza is the lessee under a ground lease agreement that expires in 2080. The lease requires annual payments of approximately $0.1 million and additional rentals based on the leasable area of the center as defined in the agreement; such additional rentals were $220 thousand in 2002 and $49 thousand in 2001.

        The Unconsolidated Joint Venture that owns Sunvalley is the lessee under a ground lease agreement that expires in 2061. The lease requires annual payments of $72 thousand and additional rentals based on gross rents collected from sub-tenants; such additional rentals were $975 thousand from the date of acquisition in 2002.

Note 7 — Transactions with Affiliates

        Charges from the Manager under various agreements were as follows for the years ended December 31:

	2002	2001	2000

Management and leasing services	$21,783	$16,770	$14,759
Security and maintenance services	7,952	6,442	6,702
Development services	917	6,458	11,298

	$30,652	$29,670	$32,759

        Certain entities related to TRG or its joint venture partners provided management, leasing and development services to Arizona Mills, L.L.C., Dolphin Mall Associates Limited Partnership, and Forbes Taubman Orlando L.L.C. Charges from these entities were $8.4 million, $5.6 million, and $4.0 million in 2002, 2001, and 2000, respectively.

        Westfarms previously loaned $2.4 million to one of its Joint Venture Partners to purchase a portion of a deceased Joint Venture Partner’s interest. The note bore interest at approximately 7.9% and required monthly principal payments of $25 thousand, plus accrued interest. The balance was paid off in 2001. Interest income related to the loan was approximately $0.1 million in 2001 and 2000.

Note 8 — New Accounting Principle

        In April 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections”, which is effective for fiscal years beginning after May 15, 2002. SFAS 145 rescinds SFAS 4, SFAS 44 and SFAS 64 and amends SFAS 13 to modify the accounting for sale-leaseback transactions. SFAS 4 required the classification of gains and losses resulting from extinguishment of debt to be classified as extraordinary items. Such gains and losses will now be classified as extraordinary items only if they meet the requirements of APB 30 as being both unusual and infrequent. The Unconsolidated Joint Ventures expect to reclassify extraordinary losses of $0.5 million for the year ended December 31, 2002 from extraordinary items upon adoption of SFAS 145 on January 1, 2003.

Schedule II

UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
LIMITED PARTNERSHIP
Valuation and Qualifying Accounts
For the years ended December 31, 2002, 2001, and 2000
(in thousands)

		Additions

	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write-offs	Transfers, net		Balance at end of year
Year ended December 31, 2002 (1):
Allowance for doubtful receivables	$3,356	3,417	0	(1,858)	(3,079	) (2)	$1,836

Year ended December 31, 2001:
Allowance for doubtful receivables	$1,628	3,803	0	(1,850)	(225)		$3,356

Year ended December 31, 2000:
Allowance for doubtful receivables	$1,588	2,644	0	(1,892)	(712	) (3)	$1,628

(1)	The accounts for Sunvalley are included in these combined financial statements subsequent to the May 2002 acquisition date.
(2)	Subsequent to the October 2002 acquisition date, the accounts of Dolphin Mall are no longer included in these combined financial statements.
(3)	Subsequent to July 31, 2000, the accounts of Lakeside and Twelve Oaks Mall are no longer included in these combined financial statements.

Schedule III

UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2002
(in thousands)

	Initial Cost to Company			Gross Amount at Which Carried at Close of Period

	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	BI&E	Total		Accumulated Depreciation (A/D)	Total Cost Net of A/D	Encumbrances		Date of Completion of Construction or Acquisition	Depreciable Life
Shopping Centers: Arizona Mills, Tempe, AZ Cherry Creek, Denver, CO Fair Oaks, Fairfax, VA International Plaza, Tampa, FL The Mall at Millenia, Orlando, FL Stamford Town Center, Stamford, CT Sunvalley, Concord, CA Westfarms, Farmington, CT Woodland, Grand Rapids, MI Other: Peripheral land TOTAL	$ 22,017 55 7,667 18,516 1,977 354 5,287 2,367 1,547 $59,787	$ 163,618 99,337 36,043 256,439 185,004 43,176 65,714 38,638 19,078 $907,047	$10,425 61,785 48,958 20,593 4,206 107,466 28,068 $281,501	$22,017 55 7,667 18,516 1,977 354 5,287 3,231 1,547 $60,651	$174,043 161,122 85,001 256,439 185,004 63,769 69,920 146,014 46,282 $1,187,684	$196,090 161,177 92,668 256,439 203,520 65,746 70,274 151,391 49,513 1,547 $1,248,335	(2)	$35,585 57,131 35,599 14,239 2,847 32,791 38,220 48,293 22,965 $287,670	$160,475 104,046 57,069 242,200 200,673 32,955 32,054 103,098 26,548 1,547 $960,665	$143,552 177,000 140,000 192,000 148,032 76,000 135,638 209,072 66,000 $1,287,294	(1)	1997 1990 1980 2001 2002 1982 1967 1974 1968	50 Years 40 Years 55 Years 50 Years 50 Years 40 Years 40 Years 34 Years 33 Years

The changes in total real estate assets for the years ended December 31, 2002, 2001, and 2000 are as follows:

	2002		2001	2000

Balance, beginning of year	$1,367,082		$1,073,818	$942,248
Improvements	125,953		299,541	239,191
Acquisitions	66,068	(3)
Disposals	(7,134)		(6,277)	(4,472)
Transfers In				1,318	(5)
Transfers Out	(303,634	)(4)		(104,467	)(6)

Balance, end of year	$1,248,335		$1,367,082	$1,073,818

The changes in accumulated depreciation and amortization for the years ended December 31, 2002, 2001, and 2000 are as follows:

	2002		2001	2000

Balance, beginning of year	$(220,201)		$(189,644)	$(217,402)
Depreciation for year	(50,621)		(36,515)	(26,156)
Acquisitions	(37,340	)(3)
Disposals	4,661		5,958	4,472
Transfers Out	15,831	(4)		49,442 (6)

Balance, end of year	$(287,670)		$(220,201)	$(189,644)

(1)	Includes assessment bonds of $638.
(2)	The unaudited aggregate cost for federal income tax purposes as of December 31, 2002 was $1.173 billion.
(3)	Includes costs relating to the 50% purchase in Sunvalley, which became an Unconsolidated Joint Venture in 2002.
(4)	Subsequent to TRG’s October 18, 2002 purchase of the Joint Ventures Partner’s interest, the accounts of Dolphin are no longer included in these combined financial statements.
(5)	Includes costs transferred relating to The Mall at Millenia, which became an Unconsolidated Joint Venture in 2000.
(6)	Subsequent to July 31, 2000, the accounts of Lakeside and Twelve Oaks Mall are no longer included in these combined financial statements.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 24, 2003	TAUBMAN CENTERS, INC. By: /s/ Robert S. Taubman Robert S. Taubman Chairman of the Board of Directors, President, and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert S. Taubman	Chairman of the Board, President,	March 24, 2003
Robert S. Taubman	Chief Executive Officer, and Director

/s/ Lisa A. Payne	Executive Vice President,	March 24, 2003
Lisa A. Payne	Chief Financial and Administrative Officer, and Director

/s/ William S. Taubman	Executive Vice President,	March 24, 2003
William S. Taubman	and Director

/s/ Esther R. Blum	Senior Vice President, Controller and	March 24, 2003
Esther R. Blum	Chief Accounting Officer

*	Director	March 24, 2003
Graham Allison

*	Director	March 24, 2003
Allan J. Bloostein

*	Director	March 24, 2003
Jerome A. Chazen

*	Director	March 24, 2003
S. Parker Gilbert

*	Director	March 24, 2003
Peter Karmanos, Jr.

TAUBMAN CENTERS, INC. *By: /s/ Lisa A. Payne Lisa A. Payne, as Attorney-in-Fact

CERTIFICATIONS

I, Robert S. Taubman, certify that:

1.	I have reviewed this annual report on Form 10-K of Taubman Centers, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003	By: /s/ Robert S. Taubman Robert S. Taubman Chairman of the Board of Directors, President, and Chief Executive Officer

I, Lisa A. Payne, certify that:

1.	I have reviewed this annual report on Form 10-K of Taubman Centers, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003	By: /s/ Lisa A. Payne Lisa A. Payne Executive Vice President, Chief Financial and Administrative Officer

EXHIBIT INDEX

Exhibit Number

2(a)	—	Purchase and Sale Agreement, dated as of October 25, 2002, by and between SREG Dolphin Mall, Inc., a Delaware Corporation, and Taubman-Dolphin, Inc, a Delaware corporation.

2(b)	—	Redemption Agreement, dated as of October 25, 2002, by and between SREG/DMA LLC, a Delaware limited liability company, and Dolphin Mall Associates Limited Partnership, a Delaware limited partnership.

3(a)	—	Restated By-Laws of Taubman Centers, Inc., (incorporated herein by reference to Exhibit (a) (4) filed with the Registrant’s Schedule 14D-9/A (Amendment No. 3) filed December 20, 2002).

3(b)	—	Composite copy of Restated Articles of Incorporation of Taubman Centers, Inc., including all amendments to date (incorporated herein by reference to Exhibit 3 filed with the Registrants Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (“2000 Second Quarter Form 10-Q”)).

4(a)	—	Indenture dated as of July 22, 1994 among Beverly Finance Corp., La Cienega Associates, the Borrower, and Morgan Guaranty Trust Company of New York, as Trustee (incorporated herein by reference to Exhibit 4(h) filed with the 1994 Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (“1994 Second Quarter Form 10-Q”)).

4(b)	—	Deed of Trust, with assignment of Rents, Security Agreement and Fixture Filing, dated as of July 22, 1994, from La Cienega Associates, Grantor, to Commonwealth Land Title Company, Trustee, for the benefit of Morgan Guaranty Trust Company of New York, as Trustee, Beneficiary (incorporated herein by reference to Exhibit 4(i) filed with the 1994 Second Quarter Form 10-Q).

4(c)	—	Loan Agreement dated as of March 29, 1999 among Taubman Auburn Hills Associates Limited Partnership, as Borrower, Fleet National Bank, as a Bank, PNC Bank, National Association, as a Bank, the other Banks signatory hereto, each as a Bank, and PNC Bank, National Association, as Administrative Agent (incorporated herein by reference to exhibit 4(a) filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (“1999 Second Quarter Form 10-Q”)).

4(d)	—	Mortgage, Assignment of Leases and Rents and Security Agreement from Taubman Auburn Hills Associates Limited Partnership, a Delaware limited partnership (“Mortgagor”) to PNC Bank, National Association, as Administrative Agent for the Banks, dated as of March 29, 1999 (incorporated herein by reference to Exhibit 4(b) filed with the 1999 Second Quarter Form 10-Q).

4(e)	—	Mortgage, Security Agreement and Fixture Filing by Short Hills Associates, as Mortgagor, to Metropolitan Life Insurance Company, as Mortgagee, dated April 15, 1999 (incorporated herein by reference to Exhibit 4(d) filed with the 1999 Second Quarter Form 10-Q).

4(f)	—	Assignment of Leases, Short Hills, Associates (Assignor) and Metropolitan Life Insurance Company (Assignee) dated as of April 15, 1999 (incorporated herein by reference to Exhibit 4(e) filed with the 1999 Second Quarter Form 10-Q).

4(g)	—	Secured Revolving Credit Agreement dated as of November 1, 2001 among the Taubman Realty Group Limited Partnership, as Borrower, The Lenders Signatory thereto, each as a bank and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 4(g) filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (“2001 Form 10-K”)).

4(h)	—	Building Loan Agreement dated as of June 21, 2000 among Willow Bend Associates Limited Partnership, as Borrower, PNC Bank, National Association, as Lender, Co-Lead Agent and Lead Bookrunner, Fleet National Bank, as Lender, Co-Lead Agent, Joint Bookrunner and Syndication Agent, Commerzbank AG, New York Branch, as Lender, Managing Agent and Co-Documentation Agent, Bayerische Hypo-Und Vereinsbank AG, New York Branch, as Lender, Managing Agent and Co-Documentation Agent, and PNC Bank, National Association, as Administrative Agent. (incorporated herein by reference to Exhibit 4 (a) filed with the 2000 Second Quarter Form 10-Q).

4(i)	—	Building Loan Deed of Trust, Assignment of Leases and Rents and Security Agreement (“this Deed”) from Willow Bend Associates Limited Partnership, a Delaware limited partnership (“Grantor”), to David M. Parnell (“Trustee”), for the benefit of PNC Bank, National Association, as Administrative Agent for Lenders (as hereinafter defined) (together with its successors in such capacity, “Beneficiary”). (incorporated herein by reference to Exhibit 4 (b) filed with the 2000 Second Quarter Form 10-Q).

*10(a)	—	The Taubman Realty Group Limited Partnership 1992 Incentive Option Plan, as Amended and Restated Effective as of September 30, 1997 (incorporated herein by reference to Exhibit 10(b) filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).

*10(b)	—	First Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated Effective as of September 30, 1997, effective January 1, 2002 (incorporated herein by reference to Exhibit 10(b) filed with the 2001 Form 10-K).

10(c)	—	Registration Rights Agreement among Taubman Centers, Inc., General Motors Hourly-Rate Employees Pension Trust, General Motors Retirement Program for Salaried Employees Trust, and State Street Bank & Trust Company, as trustee of the AT&T Master Pension Trust (incorporated herein by reference to Exhibit 10(e) filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992 (“1992 Form 10-K”)).

10(d)	—	Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager (incorporated herein by reference to Exhibit 10(f) filed with the 1992 Form 10-K).

10(e)	—	Amended and Restated Cash Tender Agreement among Taubman Centers, Inc., a Michigan Corporation (the “Company”), The Taubman Realty Group Limited Partnership, a Delaware Limited Partnership (“TRG”), and A. Alfred Taubman, A. Alfred Taubman, acting not individually but as Trustee of the A. Alfred Taubman Restated Revocable Trust, as amended and restated in its entirety by Instrument dated January 10, 1989 and subsequently by Instrument dated June 25, 1997, (as the same may hereafter be amended from time to time), and TRA Partners, a Michigan Partnership (incorporated herein by reference to Exhibit 10 (a) filed with the 2000 Second Quarter Form 10-Q).

*10(f)	—	Supplemental Retirement Savings Plan (incorporated herein by reference to Exhibit 10(i) filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994).

*10(g)	—	Employment agreement between The Taubman Company Limited Partnership and Lisa A. Payne (incorporated herein by reference to Exhibit 10 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

*10(h)	—	Second Amended and Restated Continuing Offer, dated as of May 16, 2000. (incorporated herein by reference to Exhibit 10 (b) filed with the 2000 Second Quarter Form 10-Q).

10(i)	—	Second Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership effective as of September 3, 1999 (incorporated herein by reference to Exhibit 10(a) filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (“1999 Third Quarter Form 10-Q”)).

10(j)	—	Private Placement Purchase Agreement dated as of September 3, 1999 among The Taubman Realty Group Limited Partnership, Taubman Centers, Inc. and Goldman Sachs 1999 Exchange Place Fund, L.P. (incorporated herein by reference to Exhibit 10(b) filed with the Registrant’s 1999 Third Quarter Form 10-Q).

10(k)	—	Registration Rights Agreement entered into as of September 3, 1999 by and between Taubman Centers, Inc. and Goldman Sachs 1999 Exchange Place Fund, L.P. (incorporated herein by reference to Exhibit 10(c) filed with the Registrant’s 1999 Third Quarter Form 10-Q).

10(l)	—	Private Placement Purchase Agreement dated as of November 24, 1999 among The Taubman Realty Group Limited Partnership, Taubman Centers, Inc. and GS-MSD elect Sponsors, L.P. (incorporated herein by reference to Exhibit 10(l) filed with the Annual Report of Form 10-K for the year ended December 31, 1999 (“1999 Form 10-K”)).

10(m)	—	Registration Rights Agreement entered into as of November 24, 1999 by and between Taubman Centers, Inc and GS-MSD Select Sponsors, L.P. (incorporated herein by reference to Exhibit 10(m) filed with the 1999 Form 10-K).

*10(n)	—	Employment agreement between The Taubman Company Limited Partnership and Courtney Lord. (incorporated herein by reference to Exhibit 10(n) filed with the 1999 Form 10-K).

*10(o)	—	The Taubman Company Long-Term Compensation Plan (as amended and restated effective January 1, 2000). (incorporated herein by reference to Exhibit 10 (c) filed with the 2000 Second Quarter Form 10-Q).

10(p)	—	Annex II to Second Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership. (incorporated herein by reference to Exhibit 10(p) filed with the 1999 Form 10-K).

10(q)	—	Amended and Restated Shareholders’ Agreement dated as of October 30, 2001 among Taub-Co Managament, Inc., The Taubman Realty Group Limited Partnership, The A. Alfred Taubman Restated Revocable Trust, as amended in its entirety by instrument dated January 10, 1989 and subsequently by instrument dated June 25, 1997, and Taub-Co Holdings LLC (incorporated herein by reference to Exhibit 10(q) filed with the 2001 Form 10-K).

*10(r)	—	The Taubman Realty Group Limited Partnership and The Taubman Company LLC Election and Option Deferral Agreement (incorporated herein by reference to Exhibit 10(r) filed with the 2001 Form 10-K).

10(s)	—	Amended and Restated Agreement of Partnership of Sunvalley Associates, a California general partnership (incorporated herein by reference to Exhibit 10(a) filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as amended (“2002 Second Quarter Form 10-Q/A”)).

10(t)	—	First Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership dated September 30, 1998 (incorporated herein by reference to Exhibit 10(b) filed with the 2002 Second Quarter Form 10-Q/A).

10(u)	—	The Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership dated September 30, 1998 (incorporated herein by reference to Exhibit 10 filed with the Registrant’s Quarterly Report on Form 10-Q dated September 30, 1998).

12	—	Statement Re: Computation of Taubman Centers, Inc. Ratio of Earnings to Combined Fixed Charges and Preferred Dividends and Distributions.

21	—	Subsidiaries of Taubman Centers, Inc.

23	—	Consent of Deloitte & Touche LLP.

24	—	Powers of Attorney.

99(a)	—	Debt Maturity Schedule.

99(b)	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(c)	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* A management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.