Form 10-K/A
period 2002-12-31
TAUBMAN CENTERS INC
filed 2003-04-29
CIK 890319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

     Yes X    No

____	Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No

As of April 28, 2003, the aggregate market value of the 50,195,179 shares of Common Stock held by non-affiliates of the registrant was $891 million, based upon the closing price $17.75 on the New York Stock Exchange composite tape on such date. (For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the registrant and certain other shareholders; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.) As of April 28, 2003, there were outstanding 50,908,965 shares of Common Stock.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors and Executive Officers

        The Board of Directors consists of nine members divided into three classes serving staggered terms. The holders of Series B Non-Participating Convertible Preferred Stock (the "Series B Preferred Stock") of Taubman Centers, Inc. (the "Company") are entitled to nominate up to four individuals for election as directors. Robert Taubman, Lisa Payne, and William Taubman were all nominated by the Series B Preferred Stock holders. Under the Company’s Articles of Incorporation, a majority of the Company’s directors must not be officers or employees of the Company or its subsidiaries. Officers of the Company serve at the pleasure of the Board.

        The directors and executive officers of the Company are as follows:

Name	Age	Title	Term Ending
Robert S. Taubman	49	Chairman of the Board, President and Chief Executive Officer	2005
Lisa A. Payne	44	Executive Vice President, Chief Financial and Administrative Officer, and Director	2005
Myron E. Ullman, III	56	Director	2005
Allan J. Bloostein	73	Director	2004
Jerome A. Chazen	76	Director	2004
S. Parker Gilbert	69	Director	2004
Graham T. Allison	63	Director	2003
Peter Karmanos, Jr.	60	Director	2003
William S. Taubman	44	Executive Vice President and Director	2003
Esther R. Blum	48	Senior Vice President, Controller, and Chief Accounting Officer
Courtney Lord	52	Senior Vice President of Leasing
John L. Simon	56	Senior Vice President of Development

        Robert S. Taubman is the Chairman of the Board, President and Chief Executive Officer of the Company and The Taubman Company LLC (the “Manager”), which is a subsidiary of TRG (the Company’s operating partnership) that manages the Company’s regional shopping center interests. Mr. Taubman has been the Company’s chairman since 2001, and he has held the President and Chief Executive Officer position since 1992. Mr. Taubman has also been a director of the Company since 1992. Mr. Taubman is also a director of Comerica Bank and of Sotheby’s Holdings, Inc., the international art auction house, and represents the Company as a director of fashionmall.com, Inc., a company originally organized to market and sell fashion apparel and related accessories and products over the internet. He is a director of the Real Estate Roundtable, a Trustee of the Urban Land Institute, a former trustee of the International Council of Shopping Centers, and a former member of the Board of Governors of the National Association of Real Estate Investment Trusts,. Mr. Taubman is the brother of William S. Taubman.

        Lisa A. Payne is an Executive Vice President and the Chief Financial and Administrative Officer of the Company and the Manager, a position which she has held since 1997. Ms. Payne has been a director of the Company since 1997. Prior to joining the Company in 1997, Ms. Payne was a vice president in the real estate department of Goldman, Sachs & Co., where she held various positions between 1986 and 1996.

         Myron E. (Mike) Ullman is a retired Directeur General, Group Managing Director of Paris-based LVMH Moet Hennessy Louis Vuitton, a global company producing luxury products. Mr. Ullman held this position from July 1999 until he retired in September 2001. Prior to this, Mr. Ullman held various senior executive positions with LVMH, including being the President of LVMH Selective Retail Group from 1998 until June 1999, and Chairman and Chief Executive Officer of DFS Group Limited from 1995 to 1998. From 1992 until 1995, Mr. Ullman was Chairman and Chief Executive Officer of R.H. Macy & Co., Inc., one of the largest retailers in the United States. From 1986 to 1988, Mr. Ullman served as Managing Director and Chief Operating Officer of Wharf (Holdings) Ltd., one of the largest diversified groups in Hong Kong. From 1985 to 1986, Mr. Ullman served as Executive Vice President at the Sanger Harris (now Foley’s) division of Federated Department Stores, Inc. Mr. Ullman is a director of Starbucks Corporation. Mr. Ullman is also a director and co-chairman of Global Crossing, Ltd. Mr. Ullman also serves on the boards of several community and not-for-profit organizations. Mr. Ullman has been a director of the Company since April 2003.

        Allan J. Bloostein is a former Vice Chairman of The May Department Stores Company and the President of Allan J. Bloostein Associates, and serves as a consultant in retail and consumer goods marketing. Mr. Bloostein was, until his retirement during 2000, a director of CVS Corporation, which operates the CVS Pharmacy chain, and is a director or trustee of over 20 mutual fund companies that Salomon Smith Barney sponsors. Mr. Bloostein has been a director of the Company since 1992.

        Jerome A. Chazen is Chairman Emeritus of Liz Claiborne, Inc. He is a director of fashionmall.com, Inc., a company originally organized to market and sell fashion apparel and related accessories and products over the internet, and Chairman of Chazen Capital Partners, a private investment company. Mr. Chazen has been a director of the Company since 1992.

         S. Parker Gilbert is a retired Chairman of Morgan Stanley Group, Inc. Mr. Gilbert has been a director of the Company since 1992.

        Graham T. Allison is the Douglas Dillon Professor of Government at Harvard University and a director of CDC Nvest Funds. Mr. Allison has been a director of the Company since 1996 and previously served on the Board from 1992 until 1993, when he became the United States Assistant Secretary of Defense.

        Peter Karmanos, Jr. is the founder and has served as a director since the inception of Compuware Corporation, a global provider of software solutions and professional services headquartered in Farmington Hills, Michigan. Mr. Karmanos has served as Compuware’s Chairman since November 1978 and as its Chief Executive Officer since July 1987. Mr. Karmanos serves as a director at Worthington Industries, Inc. He is also a member of the Board of Trustees of the Detroit Medical Center.

        William S. Taubman is an Executive Vice President of the Company and the Manager, a position which he has held since 1994. Mr. Taubman has also been a director of the Company since 2000. His responsibilities include the overall management of the development, leasing, and center operations functions. He held various other executive positions with the Manager prior to 1994. He is also a director of the Detroit Institute of Arts. Mr. Taubman is the brother of Robert S. Taubman.

        Esther R. Blum is a Senior Vice President, the Controller, and Chief Accounting Officer of the Company. Ms. Blum became a Vice President of the Company in January 1998, when she assumed her current principal functions, and a Senior Vice President in March 1999. Between 1992 and 1997, Ms. Blum served as the Manager’s Vice President of Financial Reporting and served the Manager in various other capacities between 1986 and 1992.

        Courtney Lord is the Manager’s Senior Vice President of Leasing. Mr. Lord became the Senior Vice President of Leasing of the Manager in November of 1999, having been hired in connection with TRG’s acquisition of all of the outstanding stock of Lord Associates, Inc. Between 1989 and 1999, Mr. Lord served as president of Lord Associates, Inc., a retail leasing firm based in Alexandria, Virginia.

        John L. Simon is the Manager’s Senior Vice President of Development and has served in such position since 1988.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s officers and directors and persons who own more than 10% of a registered class of the Company’s equity securities (“insiders”) file reports of ownership and changes in ownership with the Securities Exchange Commission (the “SEC”) and to furnish copies of these reports to the Company. Based on the Company’s review of the insiders’ forms furnished to the Company and representations made by the Company’s officers and directors, no insider failed to file on a timely basis a Section 16(a) form with respect to any transaction in the Company’s equity securities, except that Robert Taubman failed to file on a timely basis a Form 4 in December 2002, with respect to the acquisition of a total of 1,500 shares of Common Stock by his two minor children, and William Taubman failed to file on a timely basis a Form 4 in April 2002, with respect to the acquisition of 500 shares of Common Stock by his daughter, and failed to file on a timely basis a Form 4 in December 2002, with respect to the acquisition of 1,500 shares of Common Stock by his two minor children.

Item 11. EXECUTIVE COMPENSATION.

        The following table sets forth information concerning the annual and long-term compensation of those persons who during 2002 were (1) the chief executive officer and (2) the other executive officers of the Company whose compensation is required to be disclosed pursuant to the rules of the Securities Exchange Commission (the “Named Officers”). As explained more fully below, amendments to the Company’s long-term compensation plan affected the manner in which awards under such plan are reported. As a result, in order to understand the total compensation granted to the Named Officers in 2002, the following Summary Compensation Table must be read in conjunction with Long-Term Incentive Plan Awards table following the Summary Compensation Table.

Summary Compensation Table

		Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus (1) ($)		LTIP Payouts (2) ($)	All Other Compensation ($)
Robert S. Taubman	2002	$750,000	$468,750		$1,251,250	$25,467	(3)
Chairman of the Board, President	2001	750,000	468,800		1,196,250	25,614
and Chief Executive Officer	2000	750,000	450,000		--	25,678

Lisa A. Payne	2002	$500,000	$318,750		$508,750	$23,042	(4)
Executive Vice President and Chief	2001	500,000	325,000		453,750	22,444
Financial and Administrative Officer	2000	500,000	300,000		--	21,936

William S. Taubman	2002	$484,133	$314,375		$508,750	$43,108	(5)
Executive Vice President	2001	474,994	312,500		453,750	25,135
	2000	468,270	285,000		--	25,111

Courtney Lord	2002	$278,654	$276,494		--	$21,187	(6)
Senior Vice President	2001	273,656	240,875		--	15,316
	2000	272,740	241,313		--	44,507

John L. Simon	2002	$298,125	$268,413	(7)	$275,000	$24,646	(8)
Senior Vice President	2001	290,616	255,063		275,000	24,506
	2000	282,500	230,325		--	24,353

(1)	Bonus amount awarded under the Senior Short Term Incentive Plan. Awards made pursuant to the Manager’s Long-Term Performance Compensation Plan are not reportable on the date of grant and, instead, are reported in the Long-Term Incentive Plan Awards table immediately following.
(2)	Reflects payout of 1998 and 1999 Cash Awards made under the Manager’s Long-Term Performance Compensation Plan (the “Performance Plan”). Robert Taubman and William Taubman have elected to defer receipt of the payout amount in accordance with the terms of the Performance Plan. Amounts deferred under the Performance Plan accrue interest until the deferred payment date. The Performance Plan was amended effective January 1, 1999 (the “First Amendment”) and further amended effective January 1, 2000 (the “Second Amendment”). Prior to the Second Amendment awards made under the Performance Plan were made in the form of Notional Shares of Common Stock and were reported as restricted stock awards. The Second Amendment, in addition to affecting future awards, modified the 1998 and 1999 awards, particularly with regard to the determination of the payout value of such awards. The payout value of awards under the Performance Plan as revised by the Second Amendment is no longer tied to the value of the Company’s Common Stock, but instead is tied to the achievement of a target compounded growth rate of the Company’s per share funds from operations over the three year vesting period of the award. As a result of the change, awards are no longer reported as restricted stock awards but instead are reflected in the Long-Term Incentive Plan Award Table following and are denominated as Cash Awards. Because the Second Amendment did not affect awards made in 1996 and 1997 which vested in 1999 and 2000, respectively, these prior awards continue to be restricted stock awards and as such were reported when granted as opposed to when paid. See “Long-Term Performance Compensation Plan” below for more information about the Performance Plan.
(3)	Includes $16,302 contributed to the defined contribution plan (the “Retirement Savings Plan”) on behalf of Mr. Robert S. Taubman and $9,165 accrued under the supplemental retirement savings plan (the “Supplemental Retirement Savings Plan”).
(4)	Includes $16,302 contributed to the Retirement Savings Plan on behalf of Ms. Payne and $6,740 accrued under the Supplemental Retirement Savings Plan.
(5)	Includes $16,302 contributed to the Retirement Savings Plan on behalf of Mr. William S. Taubman and $8,806 accrued under the Supplemental Retirement Savings Plan and travel reimbursements deemed compensation under IRS rules.
(6)	Includes $16,302 contributed to the Retirement Savings Plan on behalf of Mr. Lord, and $4,885 accrued under the Supplemental Retirement Savings Plan.
(7)	Excludes a $50,000 special bonus paid in June 2002 relating to 2001 compensation.
(8)	Includes $16,302 contributed to the Retirement Savings Plan on behalf of Mr. Simon and $8,344 accrued under the Supplemental Retirement Savings Plan.

Long-Term Performance Compensation Plan

        The Performance Plan was adopted by the Manager and approved by TRG’s compensation committee in 1996 (the Compensation Committee of the Board now performs such functions). The Company’s Performance Plan was amended effective January 1, 1999 (the “First Amendment”) and again effective January 1, 2000 (the “Second Amendment”). The following discussion relates to the 2002 grants under the Performance Plan that are reflected in the Long-Term Incentive Plan — 2002 Awards table.

        The amount of a participant’s award is based on individual and Company performance for the fiscal year prior to the date of the award and the individual’s position in the Company. Each eligible participant is granted a Cash Award (a “Cash Award”) and the final payout value of an award is tied to the achievement of a target compounded growth rate of the Company’s per share funds from operations, subject to reasonable adjustments, over the three-year vesting period of the award. If the target is achieved, the payout amount of each Cash Award is increased, subject to a maximum premium of 30%; otherwise the payout amount remains the amount of the original grant. Funds from operations (“FFO”) is defined as income before extraordinary items, real estate depreciation and amortization, allocations to the holders of a minority interest in TRG (including dividends and distributions payable to holders of preferred equity interests in TRG), and less dividends and distributions to holders of the Series A Preferred Stock. Gains on dispositions of depreciated operating properties are excluded from FFO. Each Cash Award vests on the third January 1 after the date of grant. Upon vesting, the value of the award under the Performance Plan will be paid to the participant in a lump sum, unless the participant elects to defer payment in accordance with the terms of the Performance Plan. The payout amount is determined on the vesting date, and such amount will accrue interest from the vesting date until the deferred payment date.

        Prior to the Second Amendment, awards were made in respect of Notional Shares of Common Stock and the payout value of an award was based on the value of the Company’s Common Stock. The Second Amendment affected awards made for fiscal years 1998 and 1999 as well as awards made after the effective date of the Second Amendment. Awards made in 1998 and 1999 were converted from Notional Shares into Cash Awards at a rate based on the value, determined by reference to the price of the Company’s Common Stock, of the Notional Shares held by the individual at the time of the Conversion. The 1999 Cash Awards vested and, unless deferred in accordance with the provisions of the Performance Plan, were paid during 2002.

LONG-TERM INCENTIVE PLAN – 2002 AWARDS (1)

			Estimated Future Payouts Under Non-Stock Price-Based Plan
Name and Principal Position	Number of Shares, Units Or Other Rights ($)	Performance Or Other Period Until Maturation Or Payout	Threshold ($)	Target ($) (2)	Maximum ($)
Robert S. Taubman	$1,230,000	1/1/02-1/1/05	$1,230,000	$1,414,500	$1,599,000
Chairman of the Board, President
and Chief Executive Officer

Lisa A. Payne	$705,000	1/1/02-1/1/05	$705,000	$810,750	$916,500
Executive Vice President and Chief
Financial and Administrative Officer

William S. Taubman	$560,000	1/1/02-1/1/05	$560,000	$644,000	$728,000
Executive Vice President

Courtney Lord	$272,500	1/1/02-1/1/05	$272,500	$313,375	$354,250
Senior Vice President

John L. Simon	$267,500	1/1/02-1/1/05	$267,500	$307,625	$347,750
Senior Vice President

(1)	Awards were made under the Performance Plan. Awards vest and, unless deferred in accordance with the Performance Plan, are payable on the third January 1 after the date of grant.
(2)	The target is the amount which would be payable if the target compounded growth rate in per share funds from operations is achieved.

Senior Short Term Incentive Plan

        The Manager’s officers and senior management receive part of their annual compensation pursuant to the Manager’s Senior Short Term Incentive Plan (the “SSTIP”). Under the SSTIP, the actual amount awarded to a participant depends upon a review and assessment of the employee’s and the Company’s performance. Performance that meets expectations results in a bonus of approximately 100% of an employee’s target amount. Performance beyond expectations may result in an employee receiving up to 150% of his target bonus. Performance below expectations results in a payment of less than the bonus target.

Incentive Option Plan

        TRG maintains the 1992 Incentive Option Plan for its employees with respect to Units of Partnership Interest in TRG. Upon exercise, it is anticipated that substantially all employees will exchange each underlying Unit for one share of the Company’s Common Stock under the Continuing Offer. Mr. Robert Taubman, however, has elected to defer his receipt of Units of Partnership Interest and right to exchange such Units under the Continuing Offer. See below.

        The Company’s chief executive officer makes periodic recommendations to the Compensation Committee of the Board, which, after reviewing such recommendations, determines grants. The exercise price of each Incentive Option is equal to the fair market value of a Unit of Partnership Interest on the date of grant. The 1992 Incentive Option Plan was amended in December 2001 to permit a holder of an Incentive Option to pay the exercise price in cash or by surrender of Units of Partnership Interest having an aggregate fair market value equal to the exercise price. In the event that the exercise price for an Incentive Option is paid by surrendering Units of Partnership Interest, only those Units of Partnership Interest issued to the optionee in excess of the number of Units of Partnership Interest surrendered are counted for purposes of determining the remaining number of Units of Partnership Interest available for future grants of Incentive Options under the 1992 Incentive Option Plan.

        Generally, an Incentive Option vests in one-third increments on each of the third, fourth, and fifth anniversaries of the date of grant, although the Compensation Committee may allow an exercise at any time more than six months after the date of grant. If the optionee’s employment terminates within the first three years for reasons other than death, disability, or retirement, the right to exercise the Incentive Option is forfeited. If the termination of employment is because of death, disability, or retirement, the Incentive Option may be exercised in full. Outstanding Incentive Options also vest in full upon the termination of the Manager’s engagement by TRG, upon any “change in control” of TRG, or upon TRG’s permanent dissolution. No Incentive Option may be exercised after ten years from the date of grant. The 1992 Incentive Option Plan has been replaced by the Performance Plan as the primary source of long-term compensation. There were no Incentive Option grants to Named Officers in 2002.

        In December 2001, the Manager, TRG and Robert S. Taubman entered into an Option Deferral Agreement (the “Deferral Agreement“) with respect to an Incentive Option for 2,962,620 Units of Partnership Interest granted to Mr. R. Taubman in 1992 (the “Option“) pursuant to the 1992 Incentive Option Plan. The Deferral Agreement provided for the deferral of gains (i.e., the difference between the fair market value of the Units of Partnership Interest subject to the Option and the aggregate exercise price of the Option) that would be recognized by Mr. R. Taubman upon his exercise of the Option. During 2002, Mr. R. Taubman exercised the Option and paid the exercise price for the Option by surrendering Units of Partnership Interest in accordance with the terms of the plan, see "Incentive Option Plan." As a result of the exercise of the Option, Mr. R. Taubman received 871,261.76 notional units of partnership interest in TRG, which he has elected to defer pursuant to the Deferral Agreement (the “Deferred Units“). Until the Deferred Units are distributed in full, Mr. Taubman will receive distribution equivalents on the Deferred Units in the form of cash payments as and when TRG makes distributions on actual Units of Partnership Interest outstanding. Beginning with the ten-year anniversary of the date of exercise, the Deferred Units will be paid to Mr. R. Taubman in ten annual installments. The Deferral Agreement will terminate and the Deferred Units will be paid to Mr. R. Taubman in a single distribution upon the earlier of Mr. R. Taubman’s cessation of employment for any reason, a “change in control“ of TRG, and TRG’s permanent dissolution.

AGGREGATED OPTION EXERCISES DURING 2002 AND YEAR-END OPTION VALUES

					Number of Securities Underlying Unexercised Options at Year End		Value of Unexercised In-the-Money Options at 12/31/02 (1)
Name	Shares Acquired on Exercise		Value Realized ($)		Exercisable	Unexercisable	Exercisable	Unexercisable
Robert S. Taubman	150,000		$1,092,750		245,016	--	$1,112,585	--
Robert S. Taubman	2,962,620	(2)	13,853,211	(2)	--	--	--	--
Lisa A. Payne	--		--		600,828	--	2,301,256	--
William S. Taubman	188,529		1,265,291		545,535	--	2,164,175	--
Courtney Lord	--		--		--	--	--	--
John L. Simon	21,727		58,345		--	--	--	--

(1)	In accordance with the SEC’s rules, based on the difference between fair market value of Common Stock and the exercise price.
(2)	Mr. Taubman exercised an option to purchase 2,962,620 Units of Partnership Interest and paid the exercise price by surrendering Units of Partnership Interest having an aggregate fair market value equal to the exercise price. As a result, Mr. Taubman received 871,261 notional units of partnership interest in TRG, which he elected to defer under the Deferral Agreement.

Compensation of Directors

        During 2002, the Company paid directors who are neither employees nor officers of the Company or its subsidiaries an annual fee of $35,000, a meeting fee of $1,000 for each Board or committee meeting attended, and reimbursed outside directors for expenses incurred in attending meetings and as a result of other work performed for the Company. For 2002, the Company incurred costs of $237,000 relating to the services of Messrs. Allison, Bloostein, Chazen, Gilbert and Karmanos, as directors of the Company.

        As part of its overall program of charitable giving, TRG maintains a charitable gift program for the Company’s outside directors. Under this charitable gift program, TRG matches an outside director’s donation to one or more qualifying charitable organizations. TRG generally limits matching contributions to an aggregate maximum amount of $10,000 per director per year. Individual directors derive no financial benefit from this program since all charitable deductions accrue solely to TRG. During 2002, TRG made 6 matching contributions in the total amount of $45,000.

Certain Employment Arrangements

        In January 1997, the Manager entered into a three-year agreement with Lisa A. Payne regarding her employment as an Executive Vice President and the Chief Financial Officer of the Manager and her service to the Company in the same capacities. In January 1999 and January 2000, the agreement was extended for an additional year and continues to have automatic, one-year extensions unless either party gives notice to the contrary. In March 2002, Ms. Payne became the Manager’s and Company’s Chief Financial and Administrative Officer and continued her position as an Executive Vice President of each entity. The employment agreement provides for an annual base salary of not less than $500,000, to be reviewed annually. The agreement also provides for Ms. Payne’s participation in the Manager’s SSTIP, with a target award of $250,000 and a maximum annual award of $375,000.

        In November 1999, in connection with TRG’s acquisition of the outstanding stock of Lord Associates, Inc., the Manager entered into an employment agreement with Courtney Lord pursuant to which Mr. Lord became the Manager’s Senior Vice President of Leasing. The agreement terminates on January 1, 2005 unless sooner terminated by either the Company or Mr. Lord for cause or by Mr. Lord due to his death, disability or voluntary termination. The employment agreement provides for an annual base salary of not less than $270,000, to be reviewed annually. The agreement also provides for Mr. Lord’s participation in the Manager’s SSTIP, with a minimum award of $195,000 for each of the years beginning January 1, 2000 and January 1, 2001 and for a grant (effective January 1, 2000) of a Cash Award having an initial payout value of $137,500 under the Performance Plan. Under the Agreement, the Manager paid Mr. Lord $50,000 as a hiring bonus in 1999 and reimbursed Mr. Lord for certain relocation expenses of approximately $26,500 in 2000. Mr. Lord has agreed that in the event his employment is terminated he will not thereafter compete with the Company for a period (depending on the circumstances surrounding such termination) of between one and two years. In addition, part of the consideration received by Mr. Lord in exchange for his shares of Lord Associates, Inc. included 435,153 Units of Partnership Interest and 435,153 shares of Series B Preferred Stock. Units of Partnership Interest granted to Mr. Lord are subject to vesting as described below and, once fully vested, may be exchanged for shares of the Company’s Common Stock under the Continuing Offer. At this time, after taking into account Mr. Lord’s exercise of his rights under the Continuing Offer with respect to 68,000 Units of Partnership Interest, Mr. Lord has both voting and distribution rights with respect to 280,125 Units of Partnership Interest and 280,125 shares of Series B Preferred Stock. Mr. Lord has granted an irrevocable proxy to TG Partners with respect to the remaining Partnership Units and shares of Series B Preferred Stock. The remaining Partnership Units are not entitled to receive partnership distributions and allocations except upon liquidation. Under the terms of the irrevocable proxy executed by Mr. Lord in favor of TG Partners and a letter agreement between Mr. Lord and TRG, the remaining Partnership Units and shares of Series B Preferred Stock will be released from the proxy and such Partnership Units will become entitled to partnership distributions and allocations over a period of five years. Mr. Lord has pledged 65,271 Partnership Units and shares of Series B Preferred Stock to be released from the proxy as collateral for his obligation to remit to TRG a portion of the cash consideration he received in exchange for his shares of Lord Associates, Inc., in the event the acquired business does not meet certain performance criteria. In addition, if Mr. Lord’s employment is terminated, the Manager has the right to purchase up to 100% of any Partnership Units which have not been released from the proxy and become entitled to partnership distributions and allocations for a cash lump sum payment of $50,000.

Compensation Committee Interlocks and Insider Participation

         In 2002, the Company's Compensation Committee consisted of S. Parket Gilbert, Jerome A. Chazen and Peter Karmanos, Jr. Mr. Gilbert was the Chairman of the Committee.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The Company owns a 62% managing partner’s interest in TRG, through which the Company conducts all of its operations. TRG is a partnership that owns, develops, acquires, and operates regional shopping centers nationally. The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock and Series B Preferred Stock ("Voting Stock") and of partnership interests in TRG (“Units of Partnership Interest” or “Units”) as of April 28, 2003.

        The share information in the table (both numbers of shares and percentages) reflects ownership of Common Stock and Series B Preferred Stock, which for this purpose are treated as a single class of voting stock; however, the footnotes to the table provide ownership information for the Common Stock and Series B Preferred Stock on a separate basis, including (for any shareholder owning at least one percent of the Common Stock or Series B Preferred Stock, as applicable) the percentage of the outstanding shares of the separate class that the holder’s shares represent.

Directors, Executive Officers and 5% Shareholders	No. of Shares (1)		Percent of Shares (1)		Units of Partnership Interest in TRG		Percentage Ownership of Units of Partnership Interest in TRG
Robert S. Taubman	1,126,662	(2)	1.4	% (2)	816,662	(3)	1.0%
William S. Taubman	549,184	(4)	*		533,684	(5)	*
Lisa A. Payne	608,328	(6)	*		--		--
Courtney Lord	282,159	(7)	*		280,125	(8)	*
John L. Simon	5,191	(9)	*		--		--
Graham T. Allison	1,430		*		--		--
Allan J. Bloostein	5,000		*		--		--
Jerome A. Chazen	10,000	(10)	*		--		--
S. Parker Gilbert	130,000	(11)	*		--		--
Peter Karmanos, Jr	40,000	(12)	*		--		--
Myron E. Ullman, III	--		--		--		--
A. Alfred Taubman	24,768,994	(13)	30.0	% (13)	24,582,057	(14)	29.7%
Morgan Stanley	5,323,742	(15)	6.4	% (15)	--		--
1585 Broadway
New York, New York 10036
Security Capital Research & Management	5,002,220	(16)	6.1	% (16)	--		--
Incorporated
11 South LaSalle Street, 2nd Floor
Chicago, Illinois 60603
LaSalle Investment Management, Inc.	4,253,350	(17)	5.1	% (17)	--		--
LaSalle Investment Management (Securities) L.P.
200 East Randolph Drive
Chicago, Illinois 60601
Cohen & Steers Capital Management, Inc.	3,216,375	(18)	3.9	% (18)	--		--
757 Third Avenue
New York, New York 10017
Deutsche Bank AG	3,169,974	(19)	3.8	% (19)	--		--
Taunusanlage 12, D-60325
Frankfurt am Main
Federal Republic of Germany
Directors and Executive Officers as a Group	2,757,954	(20)	3.3	% (20)	1,630,471	(20)	2.0	% (20)

* less than 1%

(1)	The Company has relied upon information supplied by certain beneficial owners and upon information contained in filings with the Securities and Exchange Commission. Figures shown include shares of Common Stock and Series B Preferred Stock, which vote together as a single class on all matters generally submitted to shareholders. Each share of Common Stock and Series B Preferred Stock is entitled to one vote. Under certain circumstances, the Series B Preferred Stock is convertible into Common Stock at the ratio of 14,000 shares of Series B Preferred Stock for each share of Common Stock (any resulting fractional shares will be redeemed for cash). Share figures shown assume that individuals who acquire Units of Partnership Interest upon the exercise of options (“Incentive Options”) granted under TRG’s 1992 Incentive Option Plan exchange the newly issued Units for an equal number of shares of Common Stock under the Company’s exchange offer (the “Continuing Offer”) to certain partners in TRG and holders of Incentive Options. Share figures and Unit figures shown assume that outstanding Units are not exchanged for Common Stock under the Continuing Offer and that outstanding shares of Series B Preferred Stock are not converted into Common Stock. As of April 28, 2003, there were 82,693,807 outstanding shares of Voting Stock, consisting of 50,908,965 shares of Common Stock and 31,784,842 shares of Series B Preferred Stock.
(2)	Consists of 5,925 shares of Series B Preferred Stock that Mr. Robert S. Taubman owns, 565,721 shares of Series B Preferred Stock held by R & W-TRG LLC (“R&W”), a company that Mr. Taubman and his brother, William S. Taubman, own (or, in aggregate, 1.8% of Series B Preferred Stock), 300,000 shares of Common Stock owned by R&W, 245,016 shares of Common Stock that Mr. Taubman has the right to receive in exchange for Units of Partnership Interest that are subject to vested Incentive Options and an additional 10,000 shares of Common Stock owned by his wife and children for which Mr. Taubman disclaims any beneficial interest (or, in aggregate, 1.1% of Common Stock). Excludes all shares of Voting Stock held by TRA Partners (“TRAP”), Taubman Realty Ventures (“TRV”), Taub-Co Management, Inc. (“Taub-Co”), or TG Partners, Limited Partnership (“TG Partners”), because Mr. Taubman has no voting or dispositive control over such entities’ assets, see notes 13 and 14 below. Mr. Taubman disclaims any beneficial interest in the Voting Stock held by R&W or the other entities described in the previous sentence beyond his pecuniary interest in R&W and the other entities.
(3)	Consists of 5,925 Units of Partnership Interest that Mr. Robert S. Taubman owns, 565,721 Units of Partnership Interest held by R&W, and 245,016 Units of Partnership Interest that Mr. Taubman has the right to receive upon the exercise of vested Incentive Options. Excludes all Units of Partnership Interest owned by TRAP, TRV, Taub-Co, or TG. Mr. Taubman disclaims any beneficial ownership in the Units held by R&W or the other entities beyond his pecuniary interest in R&W and the other entities.

(4)	Consists of 5,925 shares of Series B Preferred Stock that Mr. William S. Taubman owns, 527,759 shares of Common Stock that Mr. Taubman has the right to receive upon the exchange of Units of Partnership Interest that are subject to vested Incentive Options, and 15,500 shares of Common Stock owned by his children and for which Mr. Taubman disclaims any beneficial interest (or, in aggregate, 1.1% of Common Stock). Excludes 300,000 shares of Common Stock and 565,721 shares of Series B Preferred Stock that R&W holds and that are included in Robert S. Taubman’s holdings described above. Excludes all shares of Voting Stock held by TRAP, TRV, Taub-Co, or TG because Mr. Taubman has no voting or dispositive control over such entities’ assets, see notes 13 and 14 below. Mr. Taubman disclaims any beneficial interest in the Voting Stock held by R&W and the other entities described in the previous sentence beyond his pecuniary interest in R&W and the other entities.
(5)	Consists of 5,925 Units of Partnership Interest that Mr. William S. Taubman owns and 527,759 Units of Partnership Interest subject to vested Incentive Options held by Mr. Taubman. Excludes 565,721 Units that R&W holds and that are included in Robert S. Taubman’s holdings described above. Excludes all Units of Partnership Interest owned by TRAP, TRV, Taub-Co, or TG. Mr. Taubman disclaims any beneficial ownership in the Units held by R&W or the other entities beyond his pecuniary interest in R&W and the other entities.
(6)	Consists of 7,500 shares of Common Stock that Ms. Payne owns and 600,828 shares of Common Stock that Ms. Payne will have the right to receive in exchange for Units of Partnership Interest that are subject to vested Incentive Options (or, in aggregate, 1.2% of Common Stock).
(7)	Consists of 1,504 shares of Common Stock owned by Mr. Lord, 530 shares of Common Stock owned by Mr. Lord’s wife for which he disclaims any beneficial interest; and 280,125 shares of Series B Preferred Stock acquired by Mr. Lord in exchange for all of Mr. Lord’s equity interest in Lord Associates, Inc. in November 1999. Does not include 87,028 shares of Series B Preferred Stock acquired by Mr. Lord in connection with the Lord Associates transaction for which Mr. Lord has granted to TG Partners an irrevocable proxy and over which Mr. Lord has no voting or dispositive power, see note 14 below.
(8)	Consists of 280,125 Units of Partnership Interest acquired by Mr. Lord in exchange for all of Mr. Lord’s equity interest in Lord Associates, Inc. in November 1999. Does not include 87,028 Units of Partnership Interest acquired by Mr. Lord in connection with the Lord Associates transaction for which Mr. Lord has granted to TG Partners an irrevocable proxy, which are not presently entitled to receive any partnership distributions, except upon liquidation and over which Mr. Lord has no voting or dispositive power. Such units are released from the irrevocable proxy and become entitled to receive partnership distributions over the two years remaining in the original five-year vesting period. See note 14 below. See also “Certain Employment Arrangements.”
(9)	Consists of 2,000 shares of Common Stock that Mr. Simon owns and 3,191 shares of Common Stock which Mr. Simon may be deemed to own through his investment in the Taubman Centers Stock Fund, one of the investment options under the Company’s 401(k) Plan.
(10)	Excludes 15,000 shares of Series A Preferred Stock owned by Mr. Chazen and 30,000 shares (or, in the aggregate, less than 1%) of Series A Preferred Stock owned by his children and for which Mr. Chazen disclaims any beneficial ownership. The Series A Preferred Stock does not entitle its holders to vote.
(11)	Includes 80,000 shares of Common Stock held by The Gilbert 1996 Charitable Remainder Trust, an irrevocable trust of which Mr. Gilbert is a co-trustee. Mr. Gilbert disclaims any beneficial interest in such shares beyond any deemed pecuniary interest as the result of his wife’s current beneficial interest in the trust.
(12)	Consists solely of shares of Common Stock.
(13)	Includes 100 shares of Common Stock owned by Mr. A. Alfred Taubman’s revocable trust and 186,837 shares of Common Stock held by TRAP. Mr. Taubman’s trust is the managing general partner of TRAP and has the sole authority to vote and dispose of the Common Stock held by TRAP. The remaining shares consist of 24,582,057 outstanding shares (or 77.3%) of Series B Preferred Stock that may be deemed to be owned by Mr. Taubman in the same manner as the Units of Partnership Interest described in note 14 below. Mr. Taubman disclaims any beneficial ownership of the Common Stock or Series B Preferred Stock held by TRAP and the other entities identified in note 14 below beyond his pecuniary interest in the entities that own the securities.
(14)	Consists of 9,875 Units of Partnership Interest held by Mr. A. Alfred Taubman’s trust, 17,699,879 Units of Partnership Interest owned by TRAP, 11,011 Units of Partnership Interest owned by TRV, of which Mr. Taubman’s trust is the managing general partner, and 1,975 Units of Partnership Interest held by Taub-Co. Because the sole holder of voting shares of Taub-Co is Taub-Co Holdings Limited Partnership, of which Mr. Taubman’s trust is the managing general partner, Mr. Taubman may be deemed to be the beneficial owner of the Units of Partnership Interest held by Taub-Co. Mr. Taubman disclaims beneficial ownership of any Units held by Taub-Co beyond his pecuniary interest in Taub-Co. Also includes 6,327,098 Units of Partnership Interest owned by TG Partners, 445,191 Units held by a subsidiary of TG Partners (such subsidiary and TG Partners are collectively referred to as “TG”) and 87,028 Units of Partnership Interest which are held by Mr. Lord but for which Mr. Lord has granted an irrevocable proxy to TG Partners. The 87,028 Units held by Mr. Lord are not presently entitled to any partnership distributions except in the event of a liquidation. Such Units will be released from the irrevocable proxy and become entitled to receive distributions over the two years remaining in the original five-year vesting period. Because Mr. Taubman, through control of TRV’s and TG Partners’ managing partner, has sole authority to vote and (subject to certain limitations) dispose of the Units of Partnership Interest held by TRV and TG, respectively, Mr. Taubman may be deemed to be the beneficial owner of all of the Units of Partnership Interest held by TRV and TG. Mr. Taubman disclaims beneficial ownership of any Units of Partnership Interest held by TRG and TG beyond his pecuniary interest in those entities.
(15)	Consists solely of shares of Common Stock (10.5%) held on behalf of various investment advisory clients, none of which holds more than 5% of the Common Stock.
(16)	Consists solely of shares of Common Stock (9.8%).
(17)	Consists solely of shares of Common Stock (8.4%) and includes ownership of Common Stock on behalf of Stichting Pensioenfonds Voor de Gezondheid Geestelijke en Maatschappelijke Belangen.
(18)	Consists solely of shares of Common Stock (6.3%).
(19)	Consists solely of shares of Common Stock (6.2%).
(20)	See Notes 2 through 12 above.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2002:

Plan Category ________________________________________________________________	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a) ______________________	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b) _________________	Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c) __________________
Equity compensation plans approved by security holders (1)	1,597,783	$12.11	2,229,987

Total	1,597,783	$12.11	2,229,987

(1)	The plan was approved by the Company's shareholders before the Company went public in 1992. The plan was fully disclosed at the time the Company went public.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Certain Transactions

        On May 14, 2002, TRG acquired a 50% general partnership interest in SunValley Associates, a California general partnership that owns the SunValley Shopping Center located in Contra Costa County, California for $88 million. The purchase price consisted of $28 million of cash and $60 million of debt that encumbered the property. The Manager has managed the property since its development and is continuing to do so after the acquisition. Although TRG is purchasing its interest in SunValley from an unrelated third party, the other partner is an entity owned and controlled by Mr. A. Alfred Taubman, the Company’s largest shareholder, former Chairman of the Board of Directors and the father of Robert and William Taubman. In determining whether or not to proceed with the acquisition, the Company’s directors considered, among other things, the advice of independent outside counsel, the fact that the purchase price of the interest had been negotiated at arm’s length with the independent third party, and Mr. A. Alfred Taubman’s agreement to amend SunValley’s partnership agreement to name TRG as the managing general partner, to provide that so long as TRG has an ownership interest in the property, the Manager will remain its manager and leasing agent pursuant to an agreement containing the same favorable terms as in the existing leasing and management agreement between SunValley and the Manager, and to otherwise contain terms similar to partnership agreements the Company has negotiated with unrelated third parties. Messrs. William and Robert Taubman recused themselves from the Board’s discussion regarding, and did not vote on the decision to go through with, the acquisition. TRG was represented by independent outside counsel in the negotiation of the partnership agreement with Mr. A. Alfred Taubman.

        When the Company acquired Lord Associates, Inc. in November 1999, Courtney Lord, who in connection with such acquisition became the Manager’s Senior Vice President of Leasing, retained his interest in certain agreements with third parties entitling him to receive a commission or other remuneration in the event TRG purchases, leases and/or develops certain parcels of real estate. The remuneration Mr. Lord is entitled to receive is fixed for certain agreements; for others, the remuneration ultimately paid to Mr. Lord will depend on the terms of any transaction between TRG and such third party. During 2000, Mr. Lord received $320,000 in commissions paid by the joint venture between TRG and Swerdlow Real Estate Group to develop Dolphin Mall. During 2001 and 2002, Mr. Lord did not receive any such payments.

         A. Alfred Taubman and certain of his affiliates receive various property management services from the Manager. For such services, Mr. A. Taubman and affiliates paid the Manager approximately $2.3 million in 2002.

        During 2002, the Manager paid approximately $2.7 million in rent and operating expenses for office space in the building in which the Manager maintains its principal offices and in which A. Alfred Taubman, Robert S. Taubman, and William S. Taubman have financial interests.

        During 1997, TRG acquired an option to purchase certain real estate on which TRG was exploring the possibility of developing a shopping center. A. Alfred Taubman, Robert S. Taubman, and William S. Taubman have a financial interest in the optionor. The option agreement required option payments of $150,000 during each of the first five years, $400,000 in the sixth year, and $500,000 in the seventh year. To date, TRG has made payments of $450,000. In 2000, TRG decided not to go forward with the project and reached an agreement with the optionor to be reimbursed at the time of the sale or lease of the real estate for an amount equal to the lesser of 50% of the project costs to date or $350,000. Under the agreement, TRG’s obligation to make further option payments was suspended. TRG expects to receive $350,000 in total reimbursements, though the timing will depend on the sale or lease of the real estate and is uncertain. After receipt of such amount, the option will be terminated.

        Committees of outside directors review business transactions between the Company and its subsidiaries and related parties to ensure that the Company’s involvement in such transactions, including those described above, is on arm’s length terms.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2003	TAUBMAN CENTERS, INC. By: /s/ Robert S. Taubman Robert S. Taubman Chairman of the Board of Directors, President, and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert S. Taubman	Chairman of the Board, President,	April 29, 2003
Robert S. Taubman	Chief Executive Officer, and Director

/s/ Lisa A. Payne	Executive Vice President,	April 29, 2003
Lisa A. Payne	Chief Financial and Administrative Officer, and Director

/s/ William S. Taubman	Executive Vice President,	April 29, 2003
William S. Taubman	and Director

/s/ Esther R. Blum	Senior Vice President, Controller and	April 29, 2003
Esther R. Blum	Chief Accounting Officer

*	Director	April 29, 2003
Graham Allison

*	Director	April 29, 2003
Allan J. Bloostein

*	Director	April 29, 2003
Jerome A. Chazen

*	Director	April 29, 2003
S. Parker Gilbert

*	Director	April 29, 2003
Peter Karmanos, Jr

*By: /s/ Lisa A. Payne Lisa A. Payne, as Attorney-in-Fact

CERTIFICATIONS

I, Robert S. Taubman, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Taubman Centers, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 29, 2003	By: /s/ Robert S. Taubman Robert S. Taubman Chairman of the Board of Directors, President, and Chief Executive Officer

I, Lisa A. Payne, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Taubman Centers, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 29, 2003	By: /s/ Lisa A. Payne Lisa A. Payne Executive Vice President, Chief Financial and Administrative Officer