Form 10-Q
period 2003-03-31
TAUBMAN CENTERS INC
filed 2003-05-14
CIK 890319

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2003
Commission File No. 1-11530

Taubman Centers, Inc.
(Exact name of registrant as specified in its charter)

Michigan	38-2033632

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 East Long Lake Road, Suite 300, P.O. Box 200, Bloomfield Hills, Michigan	48303-0200

(Address of principal executive offices)	(Zip Code)

(248) 258-6800

(Registrant’s telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X.	No .

        Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes X.	No .

        As of May 12, 2003, there were outstanding 49,298,965 shares of the Company’s common stock, par value $0.01 per share.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

The following consolidated financial statements of Taubman Centers, Inc. (the Company) are provided pursuant to the requirements of this item.

Consolidated Balance Sheet as of March 31, 2003 and December 31, 2002	2
Consolidated Statement of Operations and Comprehensive Income for the three months ended March 31, 2003 and 2002	3
Consolidated Statement of Cash Flows for the three months ended March 31, 2003 and 2002	4
Notes to Consolidated Financial Statements	5

TAUBMAN CENTERS, INC.

CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	March 31 2003	December 31 2002
Assets:
Properties	$ 2,576,222	$ 2,533,530
Accumulated depreciation and amortization	(422,610)	(404,566)

	$ 2,153,612	$ 2,128,964
Investment in Unconsolidated Joint Ventures (Note 4)	3,886	31,402
Cash and cash equivalents	24,969	32,502
Accounts and notes receivable, less allowance
for doubtful accounts of $5,938 and $6,002 in
2003 and 2002	32,561	32,416
Accounts and notes receivable from related parties	3,087	3,887
Deferred charges and other assets	40,326	40,536

	$ 2,258,441	$ 2,269,707

Liabilities:
Notes payable	$ 1,568,423	$ 1,543,693
Accounts payable and accrued liabilities	218,246	240,811
Dividends and distributions payable	17,912	13,746

	$ 1,804,581	$ 1,798,250
Commitments and Contingencies (Note 7)

Preferred Equity of TRG (Note 1)	$ 97,275	$ 97,275

Partners’ Equity of TRG allocable to minority partners (Note 1)

Shareowners’ Equity:
Series A Cumulative Redeemable Preferred Stock,
$0.01 par value, 8,000,000 shares authorized,
$200 million liquidation preference,
8,000,000 shares issued and outstanding at
March 31, 2003 and December 31, 2002	$ 80	$ 80
Series B Non-Participating Convertible Preferred Stock,
$0.001 par and liquidation value, 40,000,000 shares
authorized and 31,784,842 and 31,767,066 shares issued
and outstanding at March 31, 2003 and December 31, 2002	32	32
Series C Cumulative Redeemable Preferred Stock,
$0.01 par value, 2,000,000 shares authorized, $75 million
liquidation preference, none issued
Series D Cumulative Redeemable Preferred Stock,
$0.01 par value, 250,000 shares authorized, $25 million
liquidation preference, none issued
Common Stock, $0.01 par value, 250,000,000 shares
authorized, 52,270,965 and 52,207,756 issued and
outstanding at March 31, 2003 and December 31, 2002	523	522
Additional paid-in capital	692,392	690,387
Accumulated other comprehensive income	(16,334)	(17,485)
Dividends in excess of net income	(320,108)	(299,354)

	$ 356,585	$ 374,182

	$ 2,258,441	$ 2,269,707

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Three Months Ended March 31
	2003	2002
Income:
Minimum rents	$ 52,843	$ 46,750
Percentage rents	1,186	1,065
Expense recoveries	32,226	27,775
Revenues from management, leasing and
development services	4,792	5,128
Other	11,012	5,904

	$ 102,059	$ 86,622

Operating Expenses:
Recoverable expenses	$ 28,670	$ 23,386
Other operating	9,539	9,956
Costs related to unsolicited tender offer (Note 7)	9,849
Management, leasing and development services	4,548	4,893
General and administrative	5,940	4,920
Interest expense	22,512	20,629
Depreciation and amortization	23,516	20,703

	$ 104,574	$ 84,487

Income (loss) before equity in income of Unconsolidated
Joint Ventures, discontinued operations, and minority
and preferred interests	$ (2,515)	$ 2,135
Equity in income of Unconsolidated Joint Ventures (Note 4)	10,403	6,137

Income before discontinued operations and minority and
preferred interests	$ 7,888	$ 8,272
Discontinued operations (Note 2):
Income from operations		1,744
Gain on disposition of interest in center		2,049

Income before minority and preferred interests	$ 7,888	$ 12,065
Minority interest in consolidated joint ventures	(152)	211
Minority interest in TRG:
TRG income allocable to minority partners	(1,207)	(4,540)
Distributions in excess of earnings allocable to minority partners	(7,260)	(3,620)
TRG Series C and D preferred distributions (Note 1)	(2,250)	(2,250)

Net income (loss)	$ (2,981)	$ 1,866
Series A preferred dividends	(4,150)	(4,150)

Net income (loss) allocable to common shareowners	$ (7,131)	$ (2,284)

Net income (loss)	$ (2,981)	$ 1,866
Other comprehensive income (loss):
Change in fair value of available-for-sale securities	(50)
Unrealized gain on interest rate instruments	1,037	173
Reclassification adjustment for amounts recognized in net income	164	176

Comprehensive income (loss)	$ (1,830)	$ 2,215

Basic income (loss) per common share (Note 8):
Income (loss) from continuing operations	$ (0.14)	$ (0.06)

Net income (loss)	$ (0.14)	$ (0.04)

Diluted income (loss) per common share (Note 8):
Income (loss) from continuing operations	$ (0.14)	$ (0.06)

Net income (loss)	$ (0.14)	$ (0.05)

Cash dividends declared per common share	$ .26	$ .255

Weighted average number of common shares outstanding	52,229,616	50,883,089

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Three Months Ended March 31
	2003	2002
Cash Flows from Operating Activities:
Income before minority and preferred interests	$ 7,888	$ 12,065
Adjustments to reconcile income before
minority and preferred interests to net cash
provided by operating activities:
Depreciation and amortization of continuing operations	23,516	20,703
Depreciation and amortization of discontinued operations		467
Provision for losses on accounts receivable	1,369	1,239
Gains on sales of land	(251)	(1,957)
Gain on disposition of interest in center		(2,049)
Other	1,137	1,026
Increase (decrease) in cash attributable to changes
in assets and liabilities:
Receivables, deferred charges and other assets	(1,621)	6,029
Accounts payable and other liabilities	(16,342)	(16,424)

Net Cash Provided By Operating Activities	$ 15,696	$ 21,099

Cash Flows from Investing Activities:
Additions to properties	$(49,126)	$(45,496)
Proceeds from sales of land	644	2,833
Net proceeds from disposition of interest in center		28,210
Acquisition of interest in center	(3,223)
Distributions from Unconsolidated Joint Ventures	27,609	4,045

Net Cash Used In Investing Activities	$(24,096)	$(10,408)

Cash Flows from Financing Activities:
Debt proceeds	$ 170,997	$ 18,108
Debt payments	(146,267)	(18,152)
Debt issuance costs	(603)
Distributions to minority and preferred interests	(10,717)	(8,160)
Issuance of stock pursuant to Continuing Offer	1,031	3,315
Cash dividends to common shareowners	(13,574)	(12,970)

Net Cash Provided By (Used In) Financing Activities	$ 867	$(17,859)

Net Decrease in Cash and Cash Equivalents	$ (7,533)	$(7,168)

Cash and Cash Equivalents at Beginning of Period	32,502	27,789

Cash and Cash Equivalents at End of Period	$ 24,969	$ 20,621

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Interim Financial Statements

        Taubman Centers, Inc. (the Company or TCO), a real estate investment trust, or REIT, is the managing general partner of The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG). The Operating Partnership is an operating subsidiary that engages in the ownership, management, leasing, acquisition, development, and expansion of regional retail shopping centers and interests therein. The Operating Partnership’s owned portfolio as of March 31, 2003 included 20 urban and suburban shopping centers in nine states. Another center is currently under construction in Virginia, while an additional center in North Carolina is scheduled to begin construction in 2003.

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

        At March 31, 2003, the Operating Partnership’s equity included three classes of preferred equity (Series A, C, and D) and the net equity of the partnership unitholders. Net income and distributions of the Operating Partnership are allocable first to the preferred equity interests, and the remaining amounts to the general and limited partners in the Operating Partnership in accordance with their percentage ownership. The Series A Preferred Equity is owned by the Company and is eliminated in consolidation. The Series C and Series D Preferred Equity are owned by institutional investors and have a fixed 9% coupon rate, no stated maturity, sinking fund, or mandatory redemption requirements.

        Because the net equity of the partnership unitholders is less than zero, the interest of the noncontrolling unitholders is presented as a zero balance in the balance sheet as of March 31, 2003 and December 31, 2002. The income allocated to the noncontrolling unitholders is equal to their share of distributions. The net equity of the Operating Partnership is less than zero because of accumulated distributions in excess of net income and not as a result of operating losses. Distributions to partners are usually greater than net income because net income includes non-cash charges for depreciation and amortization.

        The Company’s ownership in the Operating Partnership at March 31, 2003 consisted of a 62% managing general partnership interest, as well as the Series A Preferred Equity interest. The Company’s average ownership percentage in the Operating Partnership for the three months ended March 31, 2003 and 2002 was 62% in both periods. At March 31, 2003, the Operating Partnership had 84,055,807 units of partnership interest outstanding, of which the Company owned 52,270,965. Included in the total units outstanding are 87,028 units issued in connection with the 1999 acquisition of Lord Associates that currently do not receive allocations of income or distributions.

        The unaudited interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. The results of interim periods are not necessarily indicative of the results for a full year.

        Dollar amounts presented in tables within the notes to the financial statements are stated in thousands, except share data or as otherwise noted.

Note 2 — Acquisitions and Dispositions

        In March 2003, the Company acquired the 15% minority interest in Great Lakes Crossing for $3.2 million in cash, pursuant to a favorable pricing formula established in the partnership agreement, bringing its ownership in the center to 100%. In October 2002, the Company acquired Swerdlow Real Estate Group’s (Swerdlow’s) 50% interest in Dolphin Mall, bringing its ownership in the shopping center to 100%. In May 2002, the Company acquired a 50% general partnership interest in SunValley Associates, a California general partnership that owns the Sunvalley shopping center located in Concord, California. Also in May 2002, the Company purchased an additional interest in Arizona Mills, bringing its interest in the center to 50%, and sold its interest in Paseo Nuevo. In March 2002, the Company sold its interest in La Cumbre Plaza.

        Effective January 1, 2002, the Company adopted FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with this statement, the Company has separately presented the results of Paseo Nuevo and La Cumbre Plaza as discontinued operations in 2002.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 3 – Income Taxes

        The Company’s Taxable REIT Subsidiaries are subject to corporate level income taxes, which are provided for in the Company’s financial statements. The Company’s deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. The Company’s temporary differences primarily relate to deferred compensation and depreciation. During the three months ended March 31, 2003 the Company’s federal income tax expense was zero as a result of a net operating loss incurred from its Taxable REIT Subsidiaries. As of March 31, 2003, the Company had a net deferred tax asset of $3.9 million, after a valuation allowance of $9.5 million.

Note 4 — Investments in Unconsolidated Joint Ventures

        Following are the Company’s investments in Unconsolidated Joint Ventures. The Operating Partnership is the managing general partner or managing member in these Unconsolidated Joint Ventures, except for those denoted with an (*).

Unconsolidated Joint Venture	Shopping Center	Ownership as of March 31, 2003
Arizona Mills, L.L.C. *	Arizona Mills	50%
Fairfax Company of Virginia, L.L.C	Fair Oaks	50
Forbes Taubman Orlando, L.L.C. *	The Mall at Millenia	50
Rich-Taubman Associates	Stamford Town Center	50
SunValley Associates	Sunvalley	50
Tampa Westshore Associates	International Plaza	26
Limited Partnership
Taubman-Cherry Creek	Cherry Creek	50
Limited Partnership
West Farms Associates	Westfarms	79
Woodland	Woodland	50

        In October 2002, The Mall at Millenia, a 1.1 million square foot center, opened in Orlando, Florida.

        As of March 31, 2003, the Operating Partnership has a preferred investment in International Plaza of $16 million, on which an annual preferential return of 8.25% will accrue. In addition to the preferred return on its investment, the Operating Partnership will receive a return of its preferred investment before any available cash will be utilized for distributions to non-preferred partners.

        The Company’s carrying value of its Investment in Unconsolidated Joint Ventures differs from its share of the deficiency in assets reported in the combined balance sheet of the Unconsolidated Joint Ventures due to (i) the Company’s cost of its investment in excess of the historical net book values of the Unconsolidated Joint Ventures and (ii) the Operating Partnership’s cost of its investment in excess of the historical net book values of Unconsolidated Joint Ventures, and other adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the Unconsolidated Joint Ventures. The Company’s additional basis allocated to depreciable assets is recognized on a straight-line basis over 40 years. The Operating Partnership’s differences in bases are amortized over the useful lives of the related assets.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

        Combined balance sheet and results of operations information are presented in the following table (in thousands) for the Unconsolidated Joint Ventures, followed by the Operating Partnership’s beneficial interest in the combined information. TRG’s basis adjustments as of March 31, 2003 and December 31, 2002 include $73 million in both periods related to the acquisition of interest in Sunvalley. Also included in TRG’s basis adjustments as of March 31, 2003 and December 31, 2002 is $10 million and $11 million, respectively, related to the acquisition of interest in Arizona Mills. These amounts are being depreciated over the remaining useful lives of the underlying assets. Beneficial interest is calculated based on the Operating Partnership’s ownership interest in each of the Unconsolidated Joint Ventures. The accounts of Dolphin Mall, formerly a 50% Unconsolidated Joint Venture, are included in these results through the date of its acquisition (Note 2).

	March 31 2003	December 31 2002
Assets:
Properties	$ 1,249,209	$ 1,248,335
Accumulated depreciation and amortization	(298,153)	(287,670)

	$ 951,056	$ 960,665
Cash and cash equivalents	29,485	37,576
Accounts and notes receivable	18,461	16,487
Deferred charges and other assets	40,001	31,668

	$ 1,039,003	$ 1,046,396

Liabilities and accumulated deficiency in assets:
Notes payable	$ 1,353,035	$ 1,289,739
Other liabilities	70,895	91,596
TRG’s accumulated deficiency in assets	(216,328)	(191,152)
Unconsolidated Joint Venture Partners’
accumulated deficiency in assets	(168,599)	(143,787)

	$ 1,039,003	$ 1,046,396

TRG’s accumulated deficiency in assets (above)	$ (216,328)	$ (191,152)
TRG basis adjustments, including elimination of intercompany
profit	98,727	100,307
TCO’s additional basis	121,487	122,247

Investment in Unconsolidated Joint Ventures	$ 3,886	$ 31,402

	Three Months Ended March 31
	2003	2002

Revenues	$ 79,381	$ 64,685

Recoverable and other operating expenses	$ 27,090	$ 22,401
Interest expense	19,720	18,182
Depreciation and amortization	13,185	13,951

Total operating costs	$ 59,995	$ 54,534

Net income	$ 19,386	$ 10,151

Net income allocable to TRG	$ 10,297	$ 5,587
Realized intercompany profit and depreciation of TRG’s additional basis	866	1,309
Depreciation of TCO’s additional basis	(760)	(759)

Equity in income of Unconsolidated Joint Ventures	$ 10,403	$ 6,137

Beneficial interest in Unconsolidated Joint Ventures’ operations:
Revenues less recoverable and other operating expenses	$ 29,308	$ 24,682
Interest expense	(10,340)	(9,023)
Depreciation and amortization	(8,565)	(9,522)

Income	$ 10,403	$ 6,137

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 5 – Beneficial Interest in Debt and Interest Expense

        In March 2003, the Company closed on a $210 million ten-year non-recourse refinancing of the $156 million outstanding balance of the existing construction loan on The Mall at Millenia at an all-in rate of 5.5%. The Company used its $21 million share of excess proceeds to pay down lines of credit.

        In February 2003, the Company completed a $151 million ten-year fixed-rate non-recourse refinancing of the existing $143 million loan on Great Lakes Crossing at an all-in rate of 5.3%. The Company used its $6.2 million share of excess proceeds to pay down lines of credit.

        Payments of principal and interest on the loans in the following table are guaranteed by the Operating Partnership as of March 31, 2003. All of the loan agreements provide for a reduction of the amounts guaranteed as certain center performance and valuation criteria are met.

Center	Loan balance as of 3/31/03	TRG's beneficial interest in loan balance as of 3/31/03	Amount of loan balance guaranteed by TRG as of 3/31/03	% of loan balance guaranteed by TRG	% of interest guaranteed by TRG
	(in millions of dollars)
Dolphin Mall	164.1	164.1	82.0	50%	100%
Stony Point Fashion Park	39.7	39.7	39.7	100%	100%
The Mall at Millenia - term loan	2.9	1.4	1.4	50%	50%
The Mall at Wellington Green	146.1	131.5	146.1	100%	100%
The Shops at Willow Bend	181.3	181.3	181.3	100%	100%

        The Operating Partnership’s beneficial interest in the debt, capitalized interest, and interest expense of its consolidated subsidiaries and its Unconsolidated Joint Ventures is summarized in the following table. The Operating Partnership’s beneficial interest in consolidated subsidiaries excludes debt and interest relating to the minority interests in MacArthur Center, The Mall at Wellington Green, and prior to March 2003, Great Lakes Crossing (Note 2).

	At 100%		At Beneficial Interest

	Consolidated Subsidiaries	Unconsolidated Joint Ventures	Consolidated Subsidiaries	Unconsolidated Joint Ventures	Total

Debt as of:
March 31, 2003	$ 1,568,423	$ 1,353,035	$ 1,511,282	$ 692,002	$ 2,203,284
December 31, 2002	1,543,693	1,289,739	1,465,185	660,238	2,125,423

Capitalized Interest:
Three months ended March 31, 2003	$ 2,251		$ 2,205		$ 2,205
Three months ended March 31, 2002	1,146	$ 934	1,120	$ 467	1,587

Interest Expense:
Three months ended March 31, 2003	$ 22,512	$ 19,720	$ 21,338	$ 10,340	$ 31,678
Three months ended March 31, 2002	20,629	18,182	19,419	9,023	28,442

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 6 – Incentive Option Plan

        The Operating Partnership has an incentive option plan for employees of the Manager. Incentive options generally become exercisable to the extent of one-third of the units on each of the third, fourth, and fifth anniversaries of the date of grant. Options expire ten years from the date of grant. The Operating Partnership’s units issued in connection with the incentive option plan are exchangeable for shares of the Company’s common stock under the Continuing Offer (Note 7).

        There were options for 80,985 units exercised during the three months ended March 31, 2003 at an average exercise price of $12.73 per unit. During the three months ended March 31, 2002, options for 282,447 units were exercised at a weighted average price of $11.74 per unit. There were no options granted during the three months ended March 31, 2003 and 2002. As of March 31, 2003, there were options for 1.5 million units outstanding with a weighted average exercise price of $12.08 per unit, all of which were vested.

        Currently, options for 3.7 million Operating Partnership units may be issued under the plan, including options outstanding for 1.5 million units. When the holder of an option elects to pay the exercise price by surrendering partnership units, only those units issued to the holder in excess of the number of units surrendered are counted for purposes of determining the remaining number of units available for future grants under the plan.

        In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123". This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has determined that it will apply the prospective method of implementing SFAS No. 148, and apply its expense recognition provisions to all employee awards granted, modified, or settled after January 1, 2003. During the three months ended March 31, 2003, there would have been no additional compensation expense if the Company applied the fair value method of SFAS No. 148 to its existing options, as all are vested. The effect of applying this method for the three months ended March 31, 2002 would be immaterial.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 7 — Commitments and Contingencies

        At the time of the Company’s initial public offering (IPO) and acquisition of its partnership interest in the Operating Partnership, the Company entered into an agreement (the Cash Tender Agreement) with A. Alfred Taubman, who owns an interest in the Operating Partnership, whereby he has the annual right to tender to the Company units of partnership interest in the Operating Partnership (provided that the aggregate value is at least $50 million) and cause the Company to purchase the tendered interests at a purchase price based on a market valuation of the Company on the trading date immediately preceding the date of the tender. The Company will have the option to pay for these interests from available cash, borrowed funds, or from the proceeds of an offering of the Company’s common stock. Generally, the Company expects to finance these purchases through the sale of new shares of its stock. The tendering partner will bear all market risk if the market price at closing is less than the purchase price and will bear the costs of sale. Any proceeds of the offering in excess of the purchase price will be for the sole benefit of the Company. At A. Alfred Taubman’s election, his family and certain others may participate in tenders. Based on a market value at March 31, 2003 of $17.03 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $421 million. The purchase of these interests at March 31, 2003 would have resulted in the Company owning an additional 29% interest in the Operating Partnership.

        The Company has made a continuing, irrevocable offer to all present holders (other than certain excluded holders, including A. Alfred Taubman), assignees of all present holders, those future holders of partnership interests in the Operating Partnership as the Company may, in its sole discretion, agree to include in the continuing offer, and all existing and future optionees under the Operating Partnership’s incentive option plan to exchange shares of common stock for partnership interests in the Operating Partnership (the Continuing Offer). Under the Continuing Offer agreement, one unit of partnership interest is exchangeable for one share of the Company’s common stock.

        In the Fall of 2002, the Company received an unsolicited proposal from Simon Property Group, Inc. (SPG) seeking to acquire control of the Company. The proposal was subsequently revised. Thereafter, a tender offer was commenced by SPG and later joined by a subsidiary of Westfield America Trust (Westfield). The Company’s Board of Directors has rejected the proposal and recommended that the Company’s shareholders not tender their shares pursuant to SPG’s and Westfield’s tender offer. SPG has filed suit against the Company to enjoin the voting of the Company’s Series B Non-participating Convertible Preferred Stock based on a variety of legal theories. The Company believes SPG’s claims to be without merit. On May 8, 2003 the Court dismissed SPG’s challenge to the 1998 restructuring of the Company and denied SPG’s contention that the Company’s Board improperly rejected Simon’s tender offer. The Court entered an order preliminarily enjoining (i) the voting of the shares owned by the members of the Taubman family (owners of over 30% of the Company) and certain other shareholders of the Company (owners of approximately 3% of the Company), and (ii) the enforcement of amendments to the Company’s By-laws adopted on December 20, 2002 setting the procedures for the calling of a special meeting of shareholders. The Company is seeking a stay of the Judge’s Order pending its appeal of that portion of the Order relating to the voting of the shares owned by members of the Taubman family and certain other shareholders of the Company and the enforcement of the December 20, 2002 amendments to the Company’s By-laws. During the three months ended March 31, 2003, the Company incurred approximately $9.8 million in costs in connection with the unsolicited tender offer and related litigation and expects to continue incurring significant costs until these matters are resolved. The ultimate cost will be dependent upon the outcome and duration of these matters.

        The Company is currently involved in certain litigation arising in the ordinary course of business. Management believes that this litigation will not have a material adverse effect on the Company’s financial statements.

        Refer to Note 5 for the Operating Partnership’s guarantees of certain debt.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 8 — Earnings Per Share

        Basic earnings per common share are calculated by dividing earnings available to common shareowners by the average number of common shares outstanding during each period. For diluted earnings per common share, the Company’s ownership interest in the Operating Partnership (and therefore earnings) are adjusted assuming the exercise of all options for units of partnership interest under the Operating Partnership’s incentive option plan having exercise prices less than the average market value of the units using the treasury stock method. There were no options excluded from the computation of diluted earnings per share for the three months ended March 31, 2003 and March 31, 2002.

	Three Months Ended March 31
	2003	2002

Income (loss) from continuing operations allocable to
common shareowners (Numerator):
Net income (loss) allocable to common shareowners	$ (7,131)	$ (2,284)
Common shareowners' share of discontinued operations		(775)

Basic income (loss) from continuing operations	$ (7,131)	$ (3,059)

Effect of dilutive options	(37)	(49)

Diluted income (loss) from continuing operations	$ (7,168)	$ (3,108)

Shares (Denominator) - basic and diluted	52,229,616	50,883,089

Income (loss) from continuing operations per
common share - basic and diluted	$ (0.14)	$ (0.06)

Per share effects of discontinued operations:
Basic		$ 0.02

Diluted		$ 0.01

Note 9 – Share Repurchase Program

        In February 2003, the Company’s Board of Directors authorized the expansion of the existing buyback program to repurchase up to an additional $100 million of the Company’s common shares. The Company had $3 million remaining under its existing buyback program. The Company plans to repurchase shares from time to time depending on market prices and other conditions. Repurchases of common stock are being financed through general corporate funds, including funds received from the equity investment described in Note 11, and through borrowings under existing lines of credit.

Note 10 – Cash Flow Disclosures and Noncash Investing and Financing Activities

        Interest on mortgage notes and other loans paid during the three months ended March 31, 2003 and 2002, net of amounts capitalized of $2.3 million and $1.1 million, was $20.6 million and $18.7 million, respectively. There were $1.0 million of Partnership units released during both the three months ended March 31, 2003 and March 31, 2002.

Note 11 – Subsequent Event

        In May 2003, G.K. Las Vegas Limited Partnership, (Sheldon M. Gordon, along with his affiliates in their prior ownership of The Forum Shops at Caesars) invested $50 million in the Operating Partnership in exchange for 2.08 million partnership units at $24 per unit. These operating partnership units have the same attributes as existing partnership units, except that they do not have voting rights and have very limited resale rights for a specified period of time. An affiliate of The Gordon Group owns the minority interest in Beverly Center. These funds will be used to partially finance the $100 million increase to the Company’s existing share repurchase program (Note 9).

Item 2.

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

        During 2002, the Company opened The Mall at Millenia (Results of Operations – Recent Opening). Also during 2002, the Company acquired an interest in Sunvalley and sold its interests in La Cumbre Plaza and Paseo Nuevo (Results of Operations – Acquisitions and Dispositions). The Company also opened four new shopping centers during 2001, which are currently not at stabilization. Additional 2003 and 2002 statistics that exclude The Mall at Millenia, Sunvalley, La Cumbre Plaza, Paseo Nuevo, and the centers that opened in 2001 are provided to present the performance of comparable centers in the Company’s continuing operations.

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

        The following table summarizes certain quarterly operating data for 2002 and the first quarter of 2003.

	1st Quarter 2002	2nd Quarter 2002	3rd Quarter 2002	4th Quarter 2002	Total 2002	1st Quarter 2003

Mall tenant sales	$ 645,317	$ 669,448	$ 691,205	$ 1,107,650	$ 3,113,620	$ 706,227
Revenues	151,307	159,273	170,320	184,172	665,072	181,440
Occupancy:
Ending-comparable (1)	86.8%	87.9%	89.1%	90.2%	90.2%	87.9%
Average-comparable (1)	87.2	87.4	88.5	90.0	88.3	88.4
Ending	83.3	84.2	85.2	87.0	87.0	85.5
Average	83.3	83.7	84.7	86.5	84.8	85.7
Leased space:
Comparable (1)	91.5	91.4	92.2	93.4	93.4	91.1
All centers	87.4	87.6	88.5	90.3	90.3	88.6

(1)	Excludes Dolphin Mall, International Plaza, La Cumbre Plaza, The Mall at Millenia, Paseo Nuevo, Sunvalley, Wellington Green, and Willow Bend.

        Because the seasonality of sales contrasts with the generally fixed nature of minimum rents and recoveries, mall tenant occupancy costs (the sum of minimum rents, percentage rents and expense recoveries) relative to sales are considerably higher in the first three quarters than they are in the fourth quarter. The following table summarizes occupancy costs, excluding utilities, for mall tenants as a percentage of sales for 2002 and the first quarter of 2003:

	1st Quarter 2002	2nd Quarter 2002	3rd Quarter 2002	4th Quarter 2002	Total 2002	1st Quarter 2003

Minimum rents	12.1%	11.9%	11.9%	8.1%	10.6%	12.5%
Percentage rents	0.3	0.0	0.0	0.4	0.2	0.3
Expense recoveries	5.4	5.7	6.1	3.8	5.0	5.9

Mall tenant occupancy costs	17.8%	17.6%	18.0%	12.3%	15.8%	18.7	% (1)

(1)	Excluding the centers that opened in 2001, La Cumbre Plaza, Paseo Nuevo, Sunvalley, and the Mall at Millenia, mall tenant occupancy costs as a percentage of sales were 18.4% during the three months ended March 31, 2003, compared to 17.4% for the three months ended March 31, 2002.

Current Operating Trends

        In 2002 and 2003, the regional shopping center industry has been affected by the softness in the national economy. Economic and geopolitical pressures that affect consumer confidence, job growth, energy costs, and income gains can affect retail sales growth and impact the Company’s ability to lease vacancies and negotiate rents at advantageous rates. The impact of a soft economy on the Company’s current results of operations can be moderated by lease cancellation income, which tends to increase in down-cycles of the economy. During the first quarter of 2003, the Company recognized its approximately $8.4 million share of lease cancellation revenue, which exceeded historical averages for quarterly and entire annual periods; this level of lease cancellation income is not indicative of future periods. The Company expects that total lease cancellation revenue will be in the range of $10 million to $12 million for 2003.

        While the Company’s operating statistics have recently shown improvement, the sales environment remains challenging and, given the geopolitical risks, there is no assurance that these trends will continue. Tenant sales per square foot in the first quarter of 2003 decreased by 2.0% compared to the same period in 2002. Sales directly impact the amount of percentage rents certain tenants and anchors pay. The effects of declines in sales experienced during 2002 and 2003 on the Company’s operations are moderated by the relatively minor share of total rents (approximately two percent) percentage rents represent. However, if lower levels of sales were to continue, the Company’s ability to lease vacancies and negotiate rents at advantageous rates could be adversely affected.

        Occupancy trends continued to show improvement in the first quarter of 2003, in which ending occupancy increased 2.2% from the first quarter of 2002. The Company anticipates that occupancy will remain at or above 2002 levels for the rest of 2003, unless there is an increase in unexpected closings.

        During the first three months of both 2002 and 2003, 1.1% of the Company’s tenants sought the protection of the bankruptcy laws.

Rental Rates

        Annualized average base rent per square foot for all mall tenants at the Company’s 14 comparable centers was $42.48 for the three months ended March 31, 2003, compared to $41.96 for the three months ended March 31, 2002, an increase of 1.2%. As leases have expired in the shopping centers, the Company has generally been able to rent the available space, either to the existing tenant or a new tenant, at rental rates that are higher than those of the expired leases. In periods of increasing sales, rents on new leases will tend to rise as tenants’ expectations of future growth become more optimistic. In periods of slower growth or declining sales, such as the Company is currently experiencing, rents on new leases will grow more slowly or may decline for the opposite reason. However, center revenues nevertheless increase as older leases roll over or are terminated early and replaced with new leases negotiated at current rental rates that are usually higher than the average rates for existing leases.

        Average base rent per square foot on 174 thousand square feet of tenant space opened in the Company’s 14 comparable centers was $44.89 for the three months ended March 31, 2003, compared to average base rent per square foot of $44.68 on 339 thousand square feet of tenant space that closed during the same period, reflecting a spread of $0.21 per square foot between the opening and closing average rent. This spread may not be indicative of future periods, as this statistic is not computed on comparable tenant spaces, and can vary significantly from quarter to quarter depending on the total amount, location, and average size of tenant space opening and closing in the period.

Results of Operations

Recent Opening

        The Mall at Millenia, a 1.1 million square foot center in which the Operating Partnership has a 50% interest, opened in October 2002 in Orlando, Florida.

Acquisitions and Dispositions

        In March 2003, the Company acquired the 15% minority interest in Great Lakes Crossing for $3.2 million in cash, pursuant to a favorable pricing formula pre-established in the partnership agreement, bringing its ownership in the center to 100%. In October 2002, the Company acquired Swerdlow Real Estate Group’s (Swerdlow’s) 50% interest in Dolphin Mall, bringing its ownership in the shopping center to 100%. The results of Dolphin have been consolidated in the Company’s results subsequent to the acquisition date (prior to that date, Dolphin was accounted for under the equity method as an Unconsolidated Joint Venture). In May 2002, the Company acquired a 50% general partnership interest in SunValley Associates, a California general partnership that owns the Sunvalley shopping center located in Concord, California; Sunvalley is accounted for under the equity method as an unconsolidated joint venture. Also in May 2002, the Company purchased an additional 13% interest in Arizona Mills, bringing its interest in the center to 50%, and sold its interest in Paseo Nuevo. In March 2002, the Company sold its interest in La Cumbre Plaza.

Debt Transactions

        In March 2003, the Company closed on a $210 million ten-year non-recourse refinancing of the $156 million outstanding balance of the existing construction loan on The Mall at Millenia at an all-in rate of 5.5%. The Company used its $21 million share of excess proceeds to pay down lines of credit.

        In February 2003, the Company completed a $151 million ten-year fixed-rate non-recourse refinancing of the existing $143 million loan on Great Lakes Crossing at an all-in rate of 5.3%. The Company used its $6.2 million share of excess proceeds to pay down lines of credit.

Unsolicited Tender Offer

        In the fall of 2002, the Company received an unsolicited proposal from Simon Property Group, Inc. (SPG) seeking to acquire control of the Company. The proposal was subsequently revised. Thereafter, a tender offer was commenced by SPG and later joined by a subsidiary of Westfield America Trust (Westfield). The Company’s Board of Directors has rejected the proposal and recommended that the Company’s shareholders not tender their shares pursuant to SPG’s and Westfield’s tender offer. SPG has filed suit against the Company to enjoin the voting of the Company’s Series B Non-participating Convertible Preferred Stock based on a variety of legal theories. The Company believes SPG’s claims to be without merit. During 2003, the Company incurred approximately $9.8 million in costs in connection with the unsolicited tender offer and related litigation and expects to continue incurring significant costs until these matters are resolved. The ultimate cost will be dependent upon the outcome and duration of these matters.

        On May 8, 2003 the Court dismissed SPG’s challenge to the 1998 restructuring of the Company and denied SPG’s contention that the Company’s Board improperly rejected Simon’s tender offer. The Court entered an order preliminarily enjoining (i) the voting of the shares owned by the members of the Taubman family (owners of over 30% of the Company) and certain other shareholders of the Company (owners of approximately 3% of the Company), and (ii) the enforcement of amendments to the Company’s By-laws adopted on December 20, 2002 setting the procedures for the calling of a special meeting of shareholders. The Company is seeking a stay of the Judge’s Order pending its appeal of that portion of the Order relating to the voting of the shares owned by members of the Taubman family and certain other shareholders of the Company and the enforcement of the December 20, 2002 amendments to the Company’s By-laws.

Other

        In February 2003, the Company’s Board of Directors authorized the expansion of the existing share repurchase program to purchase up to an additional $100 million of the Company’s common shares. The Company had $3 million remaining under its existing repurchase program. The Company plans to repurchase shares from time to time depending on market prices and other conditions. Repurchases of common stock are being financed through general corporate funds, including funds received from the equity investment described under Subsequent Event below, and through borrowings under existing lines of credit.

        Dolphin Mall is subject to annual special tax assessments by a local community development district (CDD) for certain infrastructure improvements on the property. In the first quarter of 2002, the CDD refinanced its outstanding bonds to extend the term from 20 years to 30 years and to reduce the interest rate. In addition, the first annual assessment began in 2002 rather than in 2001, resulting in a reversal in 2002 of $2.9 million previously expensed.

Subsequent Event

        In May 2003, G.K. Las Vegas Limited Partnership, (Sheldon M. Gordon, along with his affiliates in their prior ownership of The Forum Shops at Caesars) invested $50 million in the Operating Partnership in exchange for 2.08 million partnership units at $24 per unit. These operating partnership units have the same attributes as existing partnership units, except that they do not have voting rights and have very limited resale rights for a specified period of time. An affiliate of The Gordon Group owns the minority interest in Beverly Center. These funds will be used to partially finance the $100 million increase to the Company’s existing share repurchase program.

Presentation of Operating Results

        The following tables contain the combined operating results of the Company’s Consolidated Businesses and the Unconsolidated Joint Ventures. Income allocated to the minority partners in the Operating Partnership and preferred interests is deducted to arrive at the results allocable to the Company’s common shareowners. Because the net equity of the Operating Partnership is less than zero, the income allocated to the minority partners is equal to their share of distributions. The net equity of these minority partners is less than zero due to accumulated distributions in excess of net income and not as a result of operating losses. Distributions to partners are usually greater than net income because net income includes non-cash charges for depreciation and amortization. Amounts allocable to minority partners in certain consolidated joint ventures are added back or deducted to arrive at the net results of the Company. The Company’s average ownership percentage of the Operating Partnership was approximately 62% during both the three months ended March 31, 2003 and 2002.

        The results of Dolphin Mall are presented within the Consolidated Businesses subsequent to its October 2002 acquisition. Prior to that date, they are included within the Unconsolidated Joint Ventures. The results of Paseo Nuevo and La Cumbre Plaza, including the gain on the first quarter 2002 disposition of La Cumbre Plaza, are presented as discontinued operations in 2002.

        The operating results in the following tables include the supplemental earnings measures of EBITDA and Funds from Operations (FFO). EBITDA represents earnings before interest and depreciation and amortization, excluding gains on sales of depreciated operating properties. The Company believes EBITDA provides a clear indicator of operating performance, as it is customary in the real estate and shopping center business to evaluate the performance of properties based on net operating income, which is generally equivalent to EBITDA, and both net operating income and EBITDA measure performance unaffected by capital structure.

         The National Association of Real Estate Investment Trusts (NAREIT) defines FFO as net income (loss) (computed in accordance with Generally Accepted Accounting Principles (GAAP)), excluding gains (or losses) from extraordinary items and sales of properties, plus real estate related depreciation and after adjustments for unconsolidated partnerships and joint ventures. NAREIT suggests that FFO is a useful supplemental measure of operating performance for REITs. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen, most industry investors have considered presentations of operating results excluding historical cost depreciation to be useful in evaluating the performance of REITs. FFO is primarily used by the Company in measuring performance and in formulating corporate goals and compensation. The Company also uses this measure supplementally in determining the amount of dividends payable to shareowners.

         Reconciliations of net income to Funds from Operations and EBITDA are presented following the Comparison of the Three Months Ended March 31, 2003 to the Three Months Ended March 31, 2002.

Comparison of the Three Months Ended March 31, 2003 to the Three Months Ended March 31, 2002

        The following table sets forth operating results for the three months ended March 31, 2003 and March 31, 2002, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

	Three months ended March 31, 2003			Three months ended March 31, 2002

	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100% (1)	TOTAL OF CONSOLIDATED BUSINESSES AND UNCONSOLIDATED JOINT VENTURES AT 100%	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100% (1)	TOTAL OF CONSOLIDATED BUSINESSES AND UNCONSOLIDATED JOINT VENTURES AT 100%

	(in millions of dollars)
REVENUES:
Minimum rents	52.8	48.4	101.3	46.8	41.5	88.2
Percentage rents	1.2	0.9	2.1	1.1	0.6	1.7
Expense recoveries	32.2	24.7	56.9	27.8	20.6	48.3
Management, leasing and development	4.8		4.8	5.1		5.1
Other	11.0	5.3	16.3	5.9	2.0	7.9

Total revenues	102.1	79.4	181.4	86.6	64.7	151.3

OPERATING COSTS:
Recoverable expenses	28.7	20.5	49.2	23.4	15.5	38.9
Other operating	9.5	5.1	14.6	10.0	5.2	15.2
Costs related to unsolicited tender offer	9.8		9.8
Management, leasing and development	4.5		4.5	4.9		4.9
General and administrative	5.9		5.9	4.9		4.9
Interest expense	22.5	19.7	42.2	20.6	18.2	38.8
Depreciation and amortization (2)	23.5	13.8	37.3	20.7	14.1	34.8

Total operating costs	104.6	59.1	163.7	84.5	53.0	137.5

	(2.5)	20.3	17.7	2.1	11.7	13.8

Equity in income of Unconsolidated
Joint Ventures (2)	10.4			6.1

Income before discontinued operations
and minority and preferred interests	7.9			8.3
Discontinued operations:
Gain on disposition of interest in center				2.0
EBITDA				2.2
Depreciation and amortization				(0.5)
Minority and preferred interests:
TRG preferred distributions	(2.3)			(2.3)
Minority share of consolidated joint
ventures	(0.2)			0.2
Minority share of income of TRG	(1.2)			(4.5)
Distributions in excess of minority
share of income	(7.3)			(3.6)

Net income (loss)	(3.0)			1.9
Series A preferred dividends	(4.2)			(4.2)

Net loss allocable to common
shareowners	(7.1)			(2.3)

SUPPLEMENTAL INFORMATION:
EBITDA - 100% (3)	43.5	53.8	97.3	45.7	43.9	89.6
EBITDA - outside partners' share	(2.0)	(24.5)	(26.5)	(2.1)	(19.3)	(21.4)

EBITDA contribution (3)	41.5	29.3	70.8	43.6	24.7	68.2
Beneficial interest expense	(21.3)	(10.3)	(31.7)	(19.4)	(9.0)	(28.4)
Non-real estate depreciation	(0.6)		(0.6)	(0.7)		(0.7)
Preferred dividends and distributions	(6.4)		(6.4)	(6.4)		(6.4)

Funds from Operations contribution (3)	13.2	19.0	32.1	17.0	15.7	32.7

(1)	With the exception of the Supplemental Information, amounts include 100% of the Unconsolidated Joint Ventures and are net of intercompany profits. The Unconsolidated Joint Ventures are presented at 100% in order to allow for measurement of their performance as a whole, without regard to the Company’s ownership interest. In its consolidated financial statements, the Company accounts for its investments in the Unconsolidated Joint Ventures under the equity method.
(2)	Amortization of the Company’s additional basis in the Operating Partnership was $1.9 million in both 2003 and 2002. Of this amount, $0.8 million was included in equity in income of Unconsolidated Joint Ventures, while $1.1 million was included in depreciation and amortization.
(3)	TRG’s EBITDA and FFO for the three months ended March 31, 2003 includes costs of $9.8 million incurred in connection with the unsolicited tender offer. There were no such costs incurred during the three months ended March 31, 2002.
(4)	Amounts in the table may not add due to rounding.

Consolidated Businesses

        Total revenues for the three months ended March 31, 2003 were $102.1 million, a $15.5 million or 17.9% increase over the comparable period in 2002. Minimum rents increased $6.0 million, of which $5.2 million was due to the consolidation of Dolphin Mall. Minimum rents also increased due to increased occupancy. Expense recoveries increased primarily due to Dolphin Mall. Other revenue increased by $5.1 million from 2002 primarily due to an increase in lease cancellation revenue, partially offset by a decrease in gains on sales of peripheral land.

         Total operating costs were $104.6 million, a $20.1 million or 23.8% increase over the comparable period in 2002. Recoverable expenses increased primarily due to Dolphin Mall. Other operating expense decreased due to a decrease in the charge to operations for pre-development activities, partially offset by increases due to Dolphin Mall. During 2003, $9.8 million in costs were incurred in connection with the unsolicited tender offer. There were no such costs incurred in the first quarter of 2002. General and administrative expenses increased due to an increase in management costs, including deferred bonuses based on the Company’s stock price, as well as increases in professional fees and insurance costs. Interest expense increased primarily due to the additional interest related to Dolphin Mall and increases due to the hedging of certain floating rate debt, partially offset by decreases due to the paydown of debt from the proceeds of the sale of Paseo Nuevo and La Cumbre Plaza. Depreciation expense increased primarily due to the acquisition of the additional interest in Dolphin Mall.

Unconsolidated Joint Ventures

        Total revenues for the three months ended March 31, 2003 were $79.4 million, a $14.7 million or 22.7% increase from the comparable period of 2002. Minimum rents increased $6.9 million, of which $10.2 million was due to Millenia and the acquisition of the interest in Sunvalley, partially offset by a decrease due to the transfer of Dolphin Mall to the Consolidated Businesses. Expense recoveries increased primarily due to Millenia and Sunvalley. Other revenue increased primarily due to an increase in lease cancellation revenue.

        Total operating costs increased by $6.1 million to $59.1 million for the three months ended March 31, 2003. Recoverable expenses increased primarily due to Millenia and Sunvalley, partially offset by the transfer of Dolphin Mall. Recoverable expenses in 2002 included the reversal of a $2.9 million special assessment tax accrued during 2001. Other operating expense decreased due to the transfer of Dolphin Mall, partially offset by Millenia and Sunvalley. Interest expense increased due to the Sunvalley acquisition and increased debt (and decreased capitalized interest upon opening) of Millenia, partially offset by a decrease due to the transfer of Dolphin Mall.

        As a result of the foregoing, income of the Unconsolidated Joint Ventures increased by $8.6 million to $20.3 million. The Company’s equity in income of the Unconsolidated Joint Ventures was $10.4 million, a $4.3 million increase from the comparable period in 2002.

Net Income

        As a result of the foregoing, the Company’s income before gain on disposition, discontinued operations, and minority and preferred interests decreased by $0.4 million to $7.9 million for the three months ended March 31, 2003. The discontinued operations of Paseo Nuevo and La Cumbre Plaza included a $2.0 million gain on the disposition of La Cumbre in 2002. After allocation of income to minority and preferred interests, the net loss allocable to common shareowners for 2003 was $(7.1) million compared to $(2.3) million in 2002.

Reconciliation of Net Income to Funds from Operations and EBITDA

	Three Months Ended March 31

	2003	2002

Net income allocable to common shareowners	(7.1)	(2.3)

Add (less) depreciation and gains on dispositions
of properties:
Gain on disposition of interest in center		(2.0)
Depreciation and amortization (1):
Consolidated businesses at 100%	23.5	20.7
Minority partners in consolidated joint ventures	(0.7)	(1.1)
Discontinued operations		0.5
Share of unconsolidated joint ventures	8.6	9.5
Non-real estate depreciation	(0.6)	(0.7)

Add minority interests in TRG:
Minority share of income in TRG	1.2	4.5
Distributions in excess of minority interest of income
of TRG	7.3	3.6

Funds from Operations - TRG (2)	32.1	32.7

Funds from Operations - TCO (2)	20.0	20.2

Funds from Operations - TRG (from above)	32.1	32.7

Add (less):
Preferred dividends and distributions	6.4	6.4
Non-real estate depreciation	0.6	0.7
Interest expense for all businesses	42.2	38.8
Interest expense allocable to minority partners in
consolidated joint ventures	(1.2)	(1.2)
Interest expense allocable to outside partners in
unconsolidated joint ventures	(9.4)	(9.2)

Beneficial Interest in EBITDA - TRG	70.8	68.2

(1)	Depreciation includes $1.5 million and $1.3 million of mall tenant allowance amortization for the three months ended March 31, 2003 and 2002, respectively.
(2)	TRG’s FFO for the three months ended March 31, 2003 includes costs of $9.8 million incurred in connection with the unsolicited tender offer. There were no such costs incurred during the three months ended March 31, 2002. TCO’s share of TRG’s FFO is based on an average ownership of 62% during the three months ended March 31, 2003 and 2002.
(3)	Amounts in this table may not add due to rounding.

Liquidity and Capital Resources

        In the following discussion, references to beneficial interest represent the Operating Partnership’s share of the results of its consolidated and unconsolidated businesses. The Company does not have, and has not had, any parent company indebtedness; all debt discussed represents obligations of the Operating Partnership or its subsidiaries and joint ventures.

        The Company believes that its net cash provided by operating activities, distributions from its joint ventures, the unutilized portion of its credit facilities, and its ability to access the capital markets assure adequate liquidity to conduct its operations in accordance with its dividend and financing policies, and to provide the liquidity to fund the Company’s anticipated capital spending on new development, acquisitions, and repurchases of stock as discussed below.

        In March 2003, the Company closed on a $210 million ten-year non-recourse refinancing of the $156 million oustanding balance of the existing construction loan on The Mall at Millenia at an all-in rate of 5.5%. The Company used its $21 million share of excess proceeds to pay down lines of credit.In February 2003, the Company completed a $151 million ten-year fixed-rate non-recourse refinancing of the existing $143 million loan on Great Lakes Crossing at an all-in rate of 5.3%. The Company used its $6.2 million share of excess proceeds to pay down lines of credit.

        As of March 31, 2003, the Company had a consolidated cash balance of $25.0 million. Additionally, the Company has a secured $275 million line of credit. This line had $150.0 million of borrowings as of March 31, 2003 and expires in November 2004 with a one-year extension option. The Company also has available a second secured bank line of credit of up to $40 million. The line had no borrowings as of March 31, 2003 and expires in November 2004.

        Refer to Results of Operations – Other regarding the Company’s share repurchase program. Also refer to Results of Operations – Subsequent Events regarding an investment in the Company that occurred in May 2003.

Summary of Operating Activities

        The Company’s net cash provided by operating activities was $15.7 million in 2003 and $21.1 million in 2002. Further discussion of operations and future trends that may affect future operating cash flows is included in Results of Operations.

Summary of Investing Activities

        Net cash used in investing activities was $24.1 million in 2003 compared to $10.4 million used in 2002. Cash used in investing activities was impacted by the timing of capital expenditures, with additions to properties in 2003 and 2002 for the development and construction of Stony Point Fashion Park, The Mall at Wellington Green, The Shops at Willow Bend, and Northlake Mall, as well as other development activities and other capital items. In 2003, the Company invested $3.2 million in acquiring the minority interest in Great Lakes Crossing, while in 2002 net proceeds of $28.2 million were received from the disposition of La Cumbre. Net proceeds from sales of peripheral land were $0.6 million in 2003 and $2.8 million in 2002. Distributions from Unconsolidated Joint Ventures in 2003 increased from 2002 primarily due to International Plaza, Sunvalley, Arizona Mills, and $21.0 million of excess proceeds from the March 2003 refinancing of the Mall at Millenia.

Summary of Financing Activities

        Net cash provided by financing activities was $0.9 million in 2003, compared to a net use of cash of $17.9 million in 2002. Debt proceeds, net of repayments and issuance costs, provided $24.1 million in 2003. Issuance of stock pursuant to the Continuing Offer related to the exercise of employee options contributed $1.0 million in 2003 and $3.3 million in 2002. Total dividends and distributions paid were $24.3 million and $21.1 million in 2003 and 2002, respectively.

Beneficial Interest in Debt

        At March 31, 2003, the Operating Partnership’s debt and its beneficial interest in the debt of its Consolidated and Unconsolidated Joint Ventures totaled $2,203.3 million with an average interest rate of 5.92%, excluding amortization of debt issuance costs and the effects of interest rate hedging instruments. Debt issuance costs and interest rate hedging costs are reported as interest expense in the results of operations. Amortization of debt issuance costs added 0.31% to TRG’s effective interest rate in the first quarter of 2003. Included in beneficial interest in debt is debt used to fund development and expansion costs. Beneficial interest in assets on which interest is being capitalized totaled $160.8 million as of March 31, 2003. Beneficial interest in capitalized interest was $2.2 million for the three months ended March 31, 2003. The following table presents information about the Company’s beneficial interest in debt as of March 31, 2003 (amounts may not add due to rounding).

	Amount	Interest Rate Including Spread		LIBOR Swap Rate
	(in millions of dollars)
Fixed rate debt	1,495.8	6.77%	(1)
Floating rate debt:
Swapped through September 2003	100.0	4.35		2.50%	(2)
Swapped through October 2003	100.0	5.20		4.30
Swapped through June 2004	100.0	5.98		4.13
Swapped through September 2004	140.0 (3)	4.30		2.05
Floating month to month	267.5	2.89	(1)

Total floating rate debt	707.5	4.14	(1)

Total beneficial interest in debt	2,203.3	5.92%	(1)

(1)	Represents weighted average rate.
(2)	This debt is also swapped from October 2003 through September 2004 at 4.35% and from October 2004 through April 2005 at 5.25%.
(3)	The notional amount of this swap decreases to $120.0 million on December 1, 2003.

        The $146 million loan on Beverly Center will be prepayable without penalty in January 2004. The Company expects that it would be able to refinance the center at a significantly higher amount than the current principal balance.

        The Company is in the process of refinancing the existing debt on The Shops at Willow Bend. The Company expects that the new financing would consist of a $150 million mortgage on the center and a $12 million mortgage on the peripheral property. The Company expects it will be required to make a $20 million to $30 million capital contribution to the center depending on the final structure of the new financing.

Sensitivity Analysis

        The Company has exposure to interest rate risk on its debt obligations and interest rate instruments. The Company uses derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. The Company routinely uses cap, swap, and treasury lock agreements to meet these objectives. Based on the Operating Partnership’s beneficial interest in floating rate debt in effect at March 31, 2003, excluding debt fixed under interest rate swaps, a one percent increase or decrease in interest rates on this floating rate debt would decrease or increase cash flows by approximately $3.2 million and, due to the effect of capitalized interest, annual earnings by approximately $2.9 million. Based on the Company’s consolidated debt and interest rates in effect at March 31, 2003, a one percent increase in interest rates would decrease the fair value of debt by approximately $44.6 million, while a one percent decrease in interest rates would increase the fair value of debt by approximately $47.7 million.

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

        Payments of principal and interest on the loans in the following table are guaranteed by the Operating Partnership as of March 31, 2003. All of the loan agreements provide for a reduction of the amounts guaranteed as certain center performance and valuation criteria are met.

Center	Loan balance as of 3/31/03	TRG's beneficial interest in loan balance as of 3/31/03	Amount of loan balance guaranteed by TRG as of 3/31/03	% of loan balance guaranteed by TRG	% of interest guaranteed by TRG
	(in millions of dollars)
Dolphin Mall	164.1	164.1	82.0	50%	100%
Stony Point Fashion Park	39.7	39.7	39.7	100	100
The Mall at Millenia - term loan	2.9	1.4	1.4	50	50
The Mall at Wellington Green	146.1	131.5	146.1	100	100
The Shops at Willow Bend	181.3	181.3	181.3	100	100

    A. Alfred Taubman has the annual right to tender to the Company units of partnership interest in the Operating Partnership (provided that the aggregate value is at least $50 million) and cause the Company to purchase the tendered interests at a purchase price based on a market valuation of the Company on the trading date immediately preceding the date of the tender (the Cash Tender Agreement). At A. Alfred Taubman’s election, his family and certain others may participate in tenders. The Company will have the option to pay for these interests from available cash, borrowed funds, or from the proceeds of an offering of the Company’s common stock. Generally, the Company expects to finance these purchases through the sale of new shares of its stock. The tendering partner will bear all market risk if the market price at closing is less than the purchase price and will bear the costs of sale. Any proceeds of the offering in excess of the purchase price will be for the sole benefit of the Company. Based on a market value at March 31, 2003 of $17.03 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $421 million. The purchase of these interests at March 31, 2003 would have resulted in the Company owning an additional 29% interest in the Operating Partnership.

Capital Spending

        Capital spending for routine maintenance of the shopping centers is generally recovered from tenants. The following table summarizes capital spending through March 31, 2003 that is not recovered from tenants.

	For the Three Months Ended March 31, 2003

	Consolidated Businesses		Unconsolidated Joint Ventures (1)	Beneficial Interest in Consolidated Businesses and Unconsolidated Joint Ventures (1)

	(in millions of dollars)
Development, renovation, and expansion:
Existing centers	0.2		0.1	0.3
New centers	37.5	(2)	0.8	37.8
Pre-construction development activities,
net of charge to operations	1.0			1.0
Mall tenant allowances (3)	0.9		1.1	1.3
Corporate office improvements
and equipment	0.5			0.5
Other	0.2		0.2	0.3

Total	40.3		2.2	41.3

(1)	Costs are net of intercompany profits and are computed on an accrual basis.
(2)	Primarily includes costs related to Stony Point Fashion Park and Northlake Mall.
(3)	Excludes initial tenant allowances on the non-stabilized centers.
(4)	Amounts in table may not add due to rounding.

        For the three months ended March 31, 2003, in addition to the costs above, the Company incurred its $2.7 million share of capitalized leasing costs and its $2.4 million share of repair and asset replacement costs that will be reimbursed by tenants. Also during this period, the Company’s share of reimbursements by tenants for capitalizable expenditures of prior periods was $1.7 million. The expenditures reimbursable by the tenants and the related reimbursements are classified as recoverable expenses and expense recoveries, respectively, and both are included in the Company’s Funds from Operations.

        The following table presents a reconciliation of the Consolidated Businesses’ capital spending shown above to cash additions to properties as presented in the Company’s Consolidated Statement of Cash Flows for the three months ended March 31, 2003.

(in millions)
Consolidated Businesses' capital spending not recovered from tenants	$ 40.3
Repair and asset replacement costs reimbursable by tenants	2.1
Repair and asset replacement costs reimbursed by tenants	(1.0)
Cash payments for capital spending accrued during 2002	7.7

Additions to properties	$ 49.1

Planned Capital Spending

        Stony Point Fashion Park, a new 690,000 square foot open-air center under construction in Richmond, Virginia, will be anchored by Dillard’s, Saks, and Galyan’s. The center, scheduled to open in September 2003, is expected to cost approximately $115 million, net of recoveries. Currently over 90% of the available tenant space has executed and committed leases. The Company expects to have between a 10% to 11% return on its investment in 2004, when the center is expected to be close to stabilization. Full stabilization is more likely to occur in 2005.

        Northlake Mall, a new 1.2 million square foot enclosed center in Charlotte, North Carolina, will be anchored by Dillard’s, Hecht’s, Belk, and two additional anchors. The center is scheduled to open in the Fall of 2005 and is expected to cost approximately $166 million. The Company expects returns on this investment to be approximately 11% at stabilization.

        Future construction costs for Stony Point will be funded through its construction facility, while costs for Northlake Mall will be funded through the Company’s existing credit facilities until construction financing is obtained later in 2003.

        The Company’s approximately $31 million balance of development pre-construction costs as of March 31, 2003 consists primarily of costs relating to its Oyster Bay project in Syosset, New York. Both Neiman Marcus and Lord & Taylor have made announcements committing to the project. Although the Company still needs to obtain the necessary zoning approvals to move forward with the project, the Company is encouraged by the New York State Supreme Court’s recent decision to annul the unfavorable zoning actions of the Oyster Bay Town Board. While the Company expects continued success with ongoing litigation, the process may not be resolved in the near future. In addition, if the litigation is unsuccessful, the Company would expect to recover substantially less than its cost in this project under possible alternative uses for the site.

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

        The following table summarizes planned capital spending for the entire year of 2003 (including amounts described in the table above) that is not recovered from tenants. The table excludes acquisitions of interests in operating centers (see Results of Operations — Acquisitions and Dispositions).

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

        On March 4, 2003, the Company declared a quarterly dividend of $0.26 per common share payable April 22, 2003 to shareowners of record on April 1, 2003. The Board of Directors also declared a quarterly dividend of $0.51875 per share on the Company’s 8.3% Series A Preferred Stock for the quarterly dividend period ended March 31, 2003, which was paid on April 1, 2003 to shareowners of record on March 20, 2003.

        The Company’s current estimate of the tax status of total 2003 common dividends declared and to be declared, assuming continuation of a $0.26 per common share quarterly dividend, is approximately 25% return of capital and 75% ordinary income. The tax status of total 2003 dividends to be paid on Series A Preferred Stock is estimated to be 100% ordinary income. Certain significant factors could cause actual results to differ materially, including: 1) the amount of dividends declared, 2) changes in the Company’s share of anticipated taxable income of the Operating Partnership due to the actual results of the Operating Partnership, including actual costs relating to the unsolicited tender offer, 3) changes in the number of the Company’s outstanding shares, 4) property acquisitions or dispositions, 5) financing transactions, including refinancing of existing debt, 6) changes in interest rates, 7) amount and nature of development activities, and 8) changes in the tax laws or their application.

        The annual determination of the Company’s common dividends is based on anticipated Funds from Operations available after preferred dividends, as well as assessments of capital spending, financing considerations, and other appropriate factors. Over the past several years, the Company had determined that the growth in common dividends would be less than the growth in Funds from Operations. The Company expects to evaluate its policy and the benefits of increasing dividends at a higher rate than historical increases, subject to its assessment of cash requirements.

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

Additional Information

        The Company provides supplemental investor information coincident with its earning announcements that can be found online at www.taubman.com under “Investor Relations.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        The information required by this item is included in this report at Item 2 under the caption “Liquidity and Capital Resources – Sensitivity Analysis.”

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

        On May 8, 2003 the Federal Court issued an Amended Opinion and Order in the Simon and Glancy actions. The Federal Court dismissed Simon’s challenge to the 1998 restructuring of the Company and denied Simon’s contention that the Company’s Board improperly rejected Simon’s tender offer. The Federal Court also dismissed the Glancy case without prejudice and dismissed Smith from the Simon case. The Federal Court entered an order preliminarily enjoining (i) the voting of the shares owned by the members of the Taubman family (owners of over 30% of the Company) and certain other shareholders of the Company (owners of approximately 3% of the Company), and (ii) the enforcement of amendments to the Company’s By-laws adopted on December 20, 2002 setting the procedures for the calling of a special meeting of shareholders.

        The Company is seeking a stay of the Judge’s Order pending its appeal of that portion of the Order relating to the voting of the shares owned by members of the Taubman family and certain other shareholders of the Company and the enforcement of the December 20, 2002 amendments to the Company’s By-laws.

Item 5. Other Information

      None.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

12 99 (a) 99 (b) 99 (c)	-- -- -- --	Statement Re: Computation of Taubman Centers, Inc. Ratio of Earnings to Combined
 Fixed Charges and Preferred Dividends and Distributions.

 Debt Maturity Schedule

 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Current Reports on Form 8-K.

On January 13, 2003, the Company filed a report that reported the issuance of a press release relating to an agreement concerning the ownership of the Forum Shops at Caesars and a potential investment in Taubman Centers, Inc.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2003	TAUBMAN CENTERS, INC. By: /s/ Lisa A. Payne ___________________________________________ Lisa A. Payne Executive Vice President, Chief Financial and Administrative Officer, and Director

CERTIFICATIONS

I, Robert S. Taubman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Taubman Centers, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By: /s/ Robert S. Taubman Robert S. Taubman Chairman of the Board of Directors, President, and Chief Executive Officer

I, Lisa A. Payne, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Taubman Centers, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By: /s/ Lisa A. Payne Lisa A. Payne Executive Vice President, Chief Financial and Administrative Officer