Form 10-Q
period 2003-06-30
TAUBMAN CENTERS INC
filed 2003-08-13
CIK 890319

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2003
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

        As of August 11, 2003, there were outstanding 49,343,395 shares of the Company’s common stock, par value $0.01 per share.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

The following consolidated financial statements of Taubman Centers, Inc. (the Company) are provided pursuant to the requirements of this item.

TAUBMAN CENTERS, INC.

CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	June 30 2003	December 31 2002
Assets:
Properties	$2,601,989	$2,533,530
Accumulated depreciation and amortization	(440,524)	(404,566)

	$2,161,465	$2,128,964
Cash and cash equivalents	29,015	32,502
Accounts and notes receivable, less allowance
for doubtful accounts of $6,533 and $6,002 in
2003 and 2002	30,843	32,416
Accounts and notes receivable from related parties (Note 5)	2,467	3,887
Deferred charges and other assets	42,582	40,536

	$2,266,372	$2,238,305

Liabilities:
Notes payable	$1,592,990	$1,543,693
Accounts payable and accrued liabilities	229,387	240,811
Dividends and distributions payable	13,001	13,746
Distributions in excess of net income of (investment in)
Unconsolidated Joint Ventures (Note 4)	5,577	(31,402)

	$1,840,955	$1,766,848

Commitments and Contingencies (Note 8)

Preferred Equity of TRG (Note 1)	$97,275	$97,275

Partners' Equity of TRG allocable to minority partners (Note 1)

Shareowners' Equity:
Series A Cumulative Redeemable Preferred Stock,
$0.01 par value, 8,000,000 shares authorized,
$200 million liquidation preference,
8,000,000 shares issued and outstanding at
June 30, 2003 and December 31, 2002	$80	$80
Series B Non-Participating Convertible Preferred Stock,
$0.001 par and liquidation value, 40,000,000 shares
authorized and 31,784,842 and 31,767,066 shares issued
and outstanding at June 30, 2003 and December 31, 2002	32	32
Series C Cumulative Redeemable Preferred Stock,
$0.01 par value, 2,000,000 shares authorized, $75 million
liquidation preference, none issued
Series D Cumulative Redeemable Preferred Stock,
$0.01 par value, 250,000 shares authorized, $25 million
liquidation preference, none issued
Common Stock, $0.01 par value, 250,000,000 shares
authorized, 49,343,395 and 52,207,756 issued and
outstanding at June 30, 2003 and December 31, 2002	493	522
Additional paid-in capital	690,159	690,387
Accumulated other comprehensive income	(16,562)	(17,485)
Dividends in excess of net income	(346,060)	(299,354)

	$328,142	$374,182

	$2,266,372	$2,238,305

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Three Months Ended June 30
	2003	2002
Income:
Minimum rents	$52,075	$46,739
Percentage rents	340	629
Expense recoveries	34,221	29,621
Revenues from management, leasing and
development services	5,571	5,735
Other	5,819	7,347

	$98,026	$90,071

Operating Expenses:
Recoverable expenses	$29,828	$25,905
Other operating	9,319	6,351
Charge related to technology investments		8,125
Costs related to unsolicited tender offer (Note 8)	9,163
Management, leasing and development services	5,513	5,151
General and administrative	6,297	5,445
Interest expense	22,067	20,764
Depreciation and amortization	22,252	20,218

	$104,439	$91,959

Loss before equity in income of Unconsolidated
Joint Ventures, discontinued operations, and minority
and preferred interests	$(6,413)	$(1,888)
Equity in income of Unconsolidated Joint Ventures (Note 4)	8,282	4,740

Income before discontinued operations and minority and
preferred interests	$1,869	$2,852
Discontinued operations (Note 2):
Income from operations		979
Gain on disposition of interests in centers		9,975

Income before minority and preferred interests	$1,869	$13,806
Minority interest in consolidated joint ventures	242	435
Minority interest in TRG:
TRG (income) loss allocable to minority partners	965	(4,997)
Distributions in excess of earnings allocable to minority partners	(9,794)	(3,148)
TRG Series C and D preferred distributions (Note 1)	(2,250)	(2,250)

Net income (loss)	$(8,968)	$3,846
Series A preferred dividends	(4,150)	(4,150)

Net income (loss) allocable to common shareowners	$(13,118)	$(304)

Net income (loss)	$(8,968)	$3,846
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate instruments	(392)	(6,508)
Reclassification adjustment for amounts recognized in net income	164	176

Comprehensive income (loss)	$(9,196)	$(2,486)

Basic and diluted income (loss) per common share (Note 9):
Income (loss) from continuing operations	$(0.26)	$(0.11)

Net income (loss)	$(0.26)	$(0.01)

Cash dividends declared per common share	$.26	$.255

Weighted average number of common shares outstanding	50,142,939	51,076,901

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Six Months Ended June 30
	2003	2002
Income:
Minimum rents	$104,918	$93,489
Percentage rents	1,526	1,694
Expense recoveries	66,447	57,396
Revenues from management, leasing and
development services	10,363	10,863
Other	16,831	13,251

	$200,085	$176,693

Operating Expenses:
Recoverable expenses	$58,498	$49,291
Other operating	18,858	16,307
Charge related to technology investments		8,125
Costs related to unsolicited tender offer (Note 8)	19,012
Management, leasing and development services	10,061	10,044
General and administrative	12,237	10,365
Interest expense	44,579	41,393
Depreciation and amortization	45,768	40,921

	$209,013	$176,446

Income (loss) before equity in income of Unconsolidated
Joint Ventures, discontinued operations, and minority
and preferred interests	$(8,928)	$247
Equity in income of Unconsolidated Joint Ventures (Note 4)	18,685	10,877

Income before discontinued operations and minority and
preferred interests	$9,757	$11,124
Discontinued operations (Note 2):
Income from operations		2,723
Gain on disposition of interests in centers		12,024

Income before minority and preferred interests	$9,757	$25,871
Minority interest in consolidated joint ventures	90	646
Minority interest in TRG:
TRG income allocable to minority partners	(242)	(9,537)
Distributions in excess of earnings allocable to minority partners	(17,054)	(6,768)
TRG Series C and D preferred distributions (Note 1)	(4,500)	(4,500)

Net income (loss)	$(11,949)	$5,712
Series A preferred dividends	(8,300)	(8,300)

Net income (loss) allocable to common shareowners	$(20,249)	$(2,588)

Net income (loss)	$(11,949)	$5,712
Other comprehensive income (loss):
Change in fair value of available-for-sale securities	(50)
Unrealized gain (loss) on interest rate instruments	645	(6,335)
Reclassification adjustment for amounts recognized in net income	328	352

Comprehensive income (loss)	$(11,026)	$(271)

Basic income (loss) per common share (Note 9):
Income (loss) from continuing operations	$(0.40)	$(0.17)

Net income (loss)	$(0.40)	$(0.05)

Diluted income (loss) per common share (Note 9):
Income (loss) from continuing operations	$(0.40)	$(0.17)

Net income (loss)	$(0.40)	$(0.06)

Cash dividends declared per common share	$.52	$.51

Weighted average number of common shares outstanding	51,180,513	50,980,530

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Six Months Ended June 30
	2003	2002
Cash Flows from Operating Activities:
Income before minority and preferred interests	$9,757	$25,871
Adjustments to reconcile income before
minority and preferred interests to net cash
provided by operating activities:
Depreciation and amortization of continuing operations	45,768	40,921
Depreciation and amortization of discontinued operations		461
Charge related to technology investments		8,125
Provision for losses on accounts receivable	2,536	1,768
Gains on sales of land	(957)	(4,246)
Gain on disposition of interests in centers		(12,024)
Other	2,202	2,026
Increase (decrease) in cash attributable to changes
in assets and liabilities:
Receivables, deferred charges and other assets	(3,014)	2,702
Accounts payable and other liabilities	(822)	(9,800)

Net Cash Provided By Operating Activities	$55,470	$55,804

Cash Flows from Investing Activities:
Additions to properties	$(82,398)	$(62,410)
Proceeds from sales of land	1,344	6,070
Investment in technology business		(4,090)
Net proceeds from disposition of interests in centers		76,446
Acquisition of interests in Joint Ventures	(3,223)	(45,203)
Distributions from Unconsolidated Joint Ventures in excess
of income	37,167	20,103

Net Cash Used In Investing Activities	$(47,110)	$(9,084)

Cash Flows from Financing Activities:
Debt proceeds	$379,398	$49,065
Debt payments	(330,101)	(6,776)
Debt issuance costs	(2,651)
Distributions to minority and preferred interests	(21,796)	(18,555)
Issuance of stock pursuant to Continuing Offer	1,529	4,515
Issuance of partnership units (Note 10)	50,000
Repurchase of common stock (Note 10)	(52,762)
Cash dividends to Series A preferred shareowners	(8,300)	(4,150)
Cash dividends to common shareowners	(27,164)	(25,950)

Net Cash Used In Financing Activities	$(11,847)	$(1,851)

Net Increase (Decrease) in Cash and Cash Equivalents	$(3,487)	$44,869

Cash and Cash Equivalents at Beginning of Period	32,502	27,789

Cash and Cash Equivalents at End of Period	$29,015	$72,658

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Interim Financial Statements

        Taubman Centers, Inc. (the Company or TCO), a real estate investment trust, or REIT, is the managing general partner of The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG). The Operating Partnership is an operating subsidiary that engages in the ownership, management, leasing, acquisition, development, and expansion of regional retail shopping centers and interests therein. The Operating Partnership’s owned portfolio as of June 30, 2003 included 20 urban and suburban shopping centers in nine states. Another center will open on September 18, 2003 in Virginia, while an additional center in North Carolina is scheduled to begin construction in October.

        The consolidated financial statements of the Company include all accounts of the Company, the Operating Partnership and its consolidated subsidiaries, including The Taubman Company LLC (the Manager); all intercompany transactions have been eliminated. Investments in entities not unilaterally controlled by ownership or contractual obligation (Unconsolidated Joint Ventures) are accounted for under the equity method.

        At June 30, 2003, the Operating Partnership’s equity included three classes of preferred equity (Series A, C, and D) and the net equity of the partnership unitholders. Net income and distributions of the Operating Partnership are allocable first to the preferred equity interests, and the remaining amounts to the general and limited partners in the Operating Partnership in accordance with their percentage ownership. The Series A Preferred Equity is owned by the Company and is eliminated in consolidation. The Series C and Series D Preferred Equity are owned by institutional investors and have a fixed 9% coupon rate, no stated maturity, sinking fund, or mandatory redemption requirements. The Company, beginning in September 2004 and November 2004, can redeem the Series C and Series D Preferred Equity, respectively.

        Because the net equity of the Operating Partnership unitholders is less than zero, the interest of the noncontrolling unitholders is presented as a zero balance in the consolidated balance sheet as of June 30, 2003 and December 31, 2002. The income allocated to the noncontrolling unitholders is equal to their share of distributions. The net equity of the Operating Partnership is less than zero because of accumulated distributions in excess of net income and not as a result of operating losses. Distributions to partners are usually greater than net income because net income includes non-cash charges for depreciation and amortization.

        The Company’s ownership in the Operating Partnership at June 30, 2003 consisted of a 59% managing general partnership interest, as well as the Series A Preferred Equity interest. The Company’s average ownership percentage in the Operating Partnership for the six months ended June 30, 2003 and 2002 was 61% and 62%, respectively. At June 30, 2003, the Operating Partnership had 83,211,570 units of partnership interest outstanding, of which the Company owned 49,343,395. Included in the total units outstanding are 87,028 units issued in connection with the 1999 acquisition of Lord Associates that currently do not receive allocations of income or distributions, and 2,083,333 non-voting units issued in May 2003 (Note 10).

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

        Certain prior year amounts have been reclassified to conform to 2003 classifications.

Note 2 — Acquisitions and Dispositions

        In July 2003, the Company acquired an additional interest in MacArthur Center (Note 13).

        In March 2003, the Company acquired the 15% minority interest in Great Lakes Crossing for $3.2 million in cash, pursuant to a favorable pricing formula pre-established in the partnership agreement, bringing its ownership in the center to 100%. The Company has not yet finalized its allocations of the purchase price to the tangible and identifiable intangible assets and liabilities acquired.

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Note 3 – Income Taxes

        The Company’s Taxable REIT Subsidiaries are subject to corporate level income taxes, which are provided for in the Company’s financial statements. The Company’s deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. The Company’s temporary differences primarily relate to deferred compensation and depreciation. During the six months ended June 30, 2003, the Company’s federal income tax expense was zero as a result of a net operating loss incurred from its Taxable REIT Subsidiaries. As of June 30, 2003, the Company had a net deferred tax asset of $3.9 million, after a valuation allowance of $10.0 million.

Note 4 — Investments in Unconsolidated Joint Ventures

        Following are the Company’s investments in Unconsolidated Joint Ventures. The Operating Partnership is the managing general partner or managing member in these Unconsolidated Joint Ventures, except for those denoted with an (*).

Unconsolidated Joint Venture	Shopping Center	Ownership as of June 30, 2003
Arizona Mills, L.L.C. *	Arizona Mills	50%
Fairfax Company of Virginia, L.L.C	Fair Oaks	50
Forbes Taubman Orlando, L.L.C. *	The Mall at Millenia	50
Rich-Taubman Associates	Stamford Town Center	50
SunValley Associates	Sunvalley	50
Tampa Westshore Associates	International Plaza	26
Limited Partnership
Taubman-Cherry Creek	Cherry Creek	50
Limited Partnership
West Farms Associates	Westfarms	79
Woodland	Woodland	50

        As of June 30, 2003, the Operating Partnership has a preferred investment in International Plaza of $15 million, on which an annual preferential return of 8.25% will accrue. In addition to the preferred return on its investment, the Operating Partnership will receive a return of its preferred investment before any available cash will be utilized for distributions to non-preferred partners.

        The Company’s carrying value of its Investment in Unconsolidated Joint Ventures differs from its share of the deficiency in assets reported in the combined balance sheet of the Unconsolidated Joint Ventures due to (i) the Company’s cost of its investment in excess of the historical net book values of the Unconsolidated Joint Ventures and (ii) the Operating Partnership’s cost of its investment in excess of the historical net book values of Unconsolidated Joint Ventures, and other adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the Unconsolidated Joint Ventures. The Company’s additional basis allocated to depreciable assets is recognized on a straight-line basis over 40 years. The Operating Partnership’s differences in bases are amortized over the useful lives of the related assets. The net investment in Unconsolidated Joint Ventures is less than zero because of accumulated distributions in excess of net income and not as a result of operating losses.

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

        Combined balance sheet and results of operations information are presented in the following table (in thousands) for the Unconsolidated Joint Ventures, followed by the Operating Partnership’s beneficial interest in the combined information. TRG’s basis adjustments as of June 30, 2003 and December 31, 2002 include $73 million in both periods related to the acquisition of an interest in Sunvalley. Also included in TRG’s basis adjustments as of June 30, 2003 and December 31, 2002 is $10 million and $11 million, respectively, related to the acquisition of an additional interest in Arizona Mills. These amounts are being depreciated over the useful lives of the underlying assets. Beneficial interest is calculated based on the Operating Partnership’s ownership interest in each of the Unconsolidated Joint Ventures. The accounts of Dolphin Mall, formerly a 50% Unconsolidated Joint Venture, are included in these results through the date of its acquisition (Note 2).

	June 30 2003	December 31 2002
Assets:
Properties	$1,250,140	$1,248,335
Accumulated depreciation and amortization	(309,278)	(287,670)

	$940,862	$960,665
Cash and cash equivalents	20,697	37,576
Accounts and notes receivable	18,479	16,487
Deferred charges and other assets	36,285	31,668

	$1,016,323	$1,046,396

Liabilities and accumulated deficiency in assets:
Notes payable	$1,350,661	$1,289,739
Accounts payable and other liabilities	66,326	91,596
TRG's accumulated deficiency in assets	(224,619)	(191,152)
Unconsolidated Joint Venture Partners'
accumulated deficiency in assets	(176,045)	(143,787)

	$1,016,323	$1,046,396

TRG's accumulated deficiency in assets (above)	$(224,619)	$(191,152)
TRG basis adjustments, including elimination of
intercompany profit	98,315	100,307
TCO's additional basis	120,727	122,247

(Distributions in excess of net income of) Investment in
Unconsolidated Joint Ventures	$(5,577)	$31,402

	Three Months Ended June 30		Six Months Ended June 30

	2003	2002	2003	2002

Revenues	$79,840	$69,202	$159,221	$133,887

Recoverable and other operating expenses	$29,464	$27,754	$56,554	$50,155
Interest expense	20,936	19,550	40,656	37,732
Depreciation and amortization	14,321	12,990	27,506	26,941

Total operating costs	$64,721	$60,294	$124,716	$114,828

Net income	$15,119	$8,908	$34,505	$19,059

Net income allocable to TRG	$8,015	$5,049	$18,312	$10,636
Realized intercompany profit and depreciation
of TRG's additional basis	1,027	450	1,893	1,759
Depreciation of TCO's additional basis	(760)	(759)	(1,520)	(1,518)

Equity in income of Unconsolidated Joint Ventures	$8,282	$4,740	$18,685	$10,877

Beneficial interest in Unconsolidated Joint Ventures'
operations:
Revenues less recoverable and other operating
expenses	$28,121	$22,193	$57,429	$46,875
Interest expense	(10,953)	(9,771)	(21,293)	(18,794)
Depreciation and amortization	(8,886)	(7,682)	(17,451)	(17,204)

Equity in income of Unconsolidated Joint Ventures	$8,282	$4,740	$18,685	$10,877

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 5 – Accounts Receivable from Related Parties

        Accounts receivable from related parties include amounts due from Unconsolidated Joint Ventures or other affiliates of the Company, primarily relating to services performed by the Manager. These receivables include certain amounts due to the Manager related to reimbursement of third-party (non-affiliated) costs. In April 2003, the Operating Partnership, as required by a new law, paid certain state taxes on behalf of its non-officer partners, which will be reimbursed by the partners by the end of 2003. As of June 30, 2003, the balance of this receivable was $0.7 million.

Note 6 – Beneficial Interest in Debt and Interest Expense

         In June 2003, the Company completed a $150 million refinancing of the $182 million existing construction loan on The Shops at Willow Bend. The loan carries an all-in floating rate of LIBOR plus 2.9% including fees and matures in July 2006, with an option to extend for up to an additional two years. Proceeds were used to pay off the construction financing at the center. The Company also used existing lines of credit to pay down the original loan. Proceeds of $8 million and a letter of credit for $10.25 million were held in escrow for future tenant allowance, leasing, and property tax costs. In addition, the Company expects to complete a $12 million loan during the third quarter to refinance the peripheral land at the center.

        In March 2003, the Company closed on a $210 million ten-year non-recourse refinancing of the $156 million outstanding balance of the existing construction loan on The Mall at Millenia at an all-in rate of 5.5%. Proceeds of $10.5 million were held in escrow for future tenant allowances. The Company used its $21 million share of distributed proceeds to pay down lines of credit.

        In February 2003, the Company completed a $151 million ten-year fixed-rate non-recourse refinancing of the existing $143 million loan on Great Lakes Crossing at an all-in rate of 5.3%. The Company used its $6.2 million share of excess proceeds to pay down lines of credit.

        Payments of principal and interest on the loans in the following table are guaranteed by the Operating Partnership as of June 30, 2003. All of the loan agreements, with the exception of The Shops at Willow Bend, provide for a reduction of the amounts guaranteed as certain center performance and valuation criteria are met.

Center	Loan balance as of 6/30/03	TRG's beneficial interest in loan balance as of 6/30/03	Amount of loan balance guaranteed by TRG as of 6/30/03	% of loan balance guaranteed by TRG	% of interest guaranteed by TRG
	(in millions of dollars)
Dolphin Mall	163.5	163.5	81.7	50%	100%
Stony Point Fashion Park	59.6	59.6	59.6	100	100
The Mall at Millenia - term loan	2.7	1.3	1.3	50	50
The Mall at Wellington Green	149.2	134.3	149.2	100	100
The Shops at Willow Bend	150.0	150.0	150.0	100	100

        The Operating Partnership’s beneficial interest in the debt, capitalized interest, and interest expense of its consolidated subsidiaries and its Unconsolidated Joint Ventures is summarized in the following table. The Operating Partnership’s beneficial interest in consolidated subsidiaries excludes debt and interest relating to the minority interests in MacArthur Center (30% at June 30, 2003, Note 13), The Mall at Wellington Green, and prior to March 2003, Great Lakes Crossing (Note 2).

	At 100%		At Beneficial Interest

	Consolidated Subsidiaries	Unconsolidated Joint Ventures	Consolidated Subsidiaries	Unconsolidated Joint Ventures	Total

Debt as of:
June 30, 2003	$1,592,990	$1,350,661	$1,535,638	$690,820	$2,226,458
December 31, 2002	1,543,693	1,289,739	1,465,185	660,238	2,125,423

Capitalized Interest:
Six months ended June 30, 2003	$ 4,929		$ 4,832		$ 4,832
Six months ended June 30, 2002	2,571	$ 2,033	2,516	$ 1,017	3,533

Interest Expense:
Six months ended June 30, 2003	$ 44,579	$ 40,656	$ 42,473	$ 21,293	$ 63,766
Six months ended June 30, 2002	41,393	37,732	38,916	18,794	57,710

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 7 – Incentive Option Plan

        The Operating Partnership has an incentive option plan for employees of the Manager. Incentive options generally become exercisable to the extent of one-third of the units on each of the third, fourth, and fifth anniversaries of the date of grant. Options expire ten years from the date of grant. The Operating Partnership’s units issued in connection with the incentive option plan are exchangeable for shares of the Company’s common stock under the Continuing Offer (Note 8).

        There were options for 125,415 units exercised during the six months ended June 30, 2003 at an average exercise price of $12.20 per unit. During the six months ended June 30, 2002, options for 386,156 units were exercised at a weighted average price of $11.69 per unit. There were no options granted during the six months ended June 30, 2003 and 2002. As of June 30, 2003, there were options for 1.5 million units outstanding with a weighted average exercise price of $12.10 per unit, all of which were vested.

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

        In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123". This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has determined that it will apply the prospective method of implementing SFAS No. 148, and apply its expense recognition provisions to all employee awards granted, modified, or settled after January 1, 2003. During the six months ended June 30, 2003, there would have been no additional compensation expense if the Company applied the fair value method of SFAS No. 148 to its existing options, as all are vested. The effect of applying this method for the six months ended June 30, 2002 would be immaterial.

Note 8 — Commitments and Contingencies

        At the time of the Company’s initial public offering (IPO) and acquisition of its partnership interest in the Operating Partnership, the Company entered into an agreement (the Cash Tender Agreement) with A. Alfred Taubman, who owns an interest in the Operating Partnership, whereby he has the annual right to tender to the Company units of partnership interest in the Operating Partnership (provided that the aggregate value is at least $50 million) and cause the Company to purchase the tendered interests at a purchase price based on a market valuation of the Company on the trading date immediately preceding the date of the tender. The Company will have the option to pay for these interests from available cash, borrowed funds, or from the proceeds of an offering of the Company’s common stock. Generally, the Company expects to finance these purchases through the sale of new shares of its stock. The tendering partner will bear all market risk if the market price at closing is less than the purchase price and will bear the costs of sale. Any proceeds of the offering in excess of the purchase price will be for the sole benefit of the Company. At A. Alfred Taubman’s election, his family and certain others may participate in tenders. Based on a market value at June 30, 2003 of $19.16 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $473 million. The purchase of these interests at June 30, 2003 would have resulted in the Company owning an additional 30% interest in the Operating Partnership.

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

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

        On May 8, 2003 the Court dismissed SPG’s challenge to the 1998 restructuring of the Company and denied SPG’s contention that the Company’s Board improperly rejected the tender offer. The Court entered an order preliminarily enjoining (i) the voting of the shares owned by the members of the Taubman family (owners of over 30% of the Company) and certain other shareholders of the Company (owners of approximately 3% of the Company), and (ii) the enforcement of amendments to the Company’s By-laws adopted on December 20, 2002 setting the procedures for the calling of a special meeting of shareholders.

        The Judge’s Order was stayed pending the Company’s appeal of that portion of the Order relating to the voting of the shares owned by members of the Taubman family and certain other shareholders of the Company and the enforcement of the December 20, 2002 amendments to the Company’s By-laws. The United States Court of Appeals has agreed to hear the Company’s appeal on an expedited basis. Briefs have been filed with the Court of Appeals and the Company is awaiting the Court’s scheduling of oral arguments.

        During the six months ended June 30, 2003, the Company incurred approximately $19.0 million in costs in connection with the unsolicited tender offer and related litigation and expects to continue incurring significant costs until these matters are resolved. Although the Company expects that costs related to the unsolicited tender offer will be lower in the second half of the year, the ultimate cost will be dependent upon the outcome and duration of these matters. The Company is currently pursuing recovery of a portion of these costs under its Directors and Officers Liability Insurance. The timing and the amount of the reimbursement, which will be significantly less than the total costs incurred in connection with the unsolicited tender offer and related litigation, cannot be determined at this time.

        The Company is currently involved in certain litigation arising in the ordinary course of business. Management believes that this litigation will not have a material adverse effect on the Company’s financial statements.

        Refer to Note 6 for the Operating Partnership’s guarantees of certain debt.

Note 9 — Earnings Per Share

        Basic earnings per common share are calculated by dividing earnings available to common shareowners by the average number of common shares outstanding during each period. For diluted earnings per common share, the Company’s ownership interest in the Operating Partnership (and therefore earnings) is adjusted assuming the exercise of all options for units of partnership interest under the Operating Partnership’s incentive option plan having exercise prices less than the average market value of the units using the treasury stock method. There were no options excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2003 and June 30, 2002.

	Three Months Ended June 30		Six Months Ended June 30

	2003	2002	2003	2002
Income (loss) from continuing operations allocable to
common shareowners (Numerator):
Net income (loss) allocable to common shareowners	$(13,118)	$(304)	$(20,249)	$(2,588)
Common shareowners' share of discontinued
operations		(5,477)		(6,252)

Basic income (loss) from continuing operations	$(13,118)	$(5,781)	$(20,249)	$(8,840)
Effect of dilutive options		(5)	(64)	(42)

Diluted income (loss) from continuing operations	$(13,118)	$(5,786)	$(20,313)	$(8,882)

Shares (Denominator) - basic and diluted	50,142,939	51,076,901	51,180,513	50,980,530

Income (loss) from continuing operations per
common share - basic and diluted	$(0.26)	$(0.11)	$(0.40)	$(0.17)

Per share effects of discontinued operations:
Basic		$0.11		$0.12

Diluted		$0.10		$0.12

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 10 – Equity Transactions

        In July 2003, additional partnership units were issued in connection with the acquisition of an additional interest in MacArthur Center (Note 13).

        In May 2003, G.K. Las Vegas Limited Partnership, (Sheldon M. Gordon, along with his affiliates in their prior ownership of The Forum Shops at Caesars (Gordon)) invested $50 million in the Operating Partnership in exchange for 2.08 million partnership units at $24 per unit. These operating partnership units have the same attributes as existing partnership units, except that they do not have voting rights and have very limited resale rights for a specified period of time. An affiliate of Gordon owns the minority interest in Beverly Center.

        In February 2003, the Company’s Board of Directors authorized the expansion of the existing buyback program to repurchase up to an additional $100 million of the Company’s common shares. The Company had $3 million remaining under its existing buyback program. Repurchases of common stock have been financed through general corporate funds, including funds received from the equity investment described above, and through borrowings under existing lines of credit. Through May 1, 2003, the Company repurchased approximately three million shares at an average cost of $17.75, for a total cost of $52.8 million. There have been no additional purchases since May 1, 2003.

Note 11 – Cash Flow Disclosures and Noncash Investing and Financing Activities

        Interest on mortgage notes and other loans paid during the six months ended June 30, 2003 and 2002, net of amounts capitalized of $4.9 million and $2.6 million, was $41.8 million and $38.2 million, respectively. There were $1.0 million of Partnership units released during both the six months ended June 30, 2003 and June 30, 2002.

Note 12 – New Accounting Pronouncement

        In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is currently effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating the effect of the adoption of SFAS 150 during the third quarter of 2003 on its consolidated financial statements.

Note 13 – Subsequent Event

        In July 2003, the Company acquired an additional 25% interest in MacArthur Center, bringing its ownership in the shopping center to 95%, for $4.9 million in cash and 190,909 partnership units. Although the number of units issued was determined based on a negotiated value of $27.50 per unit, these units will be recorded based on the Company’s common share price of $19.48 as of the closing date of July 10, 2003.

   Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company’s expectations or beliefs concerning future events, including the following: statements regarding future developments and joint ventures, rents and returns, statements regarding the continuation of trends and expectations regarding future income and expenses, and any statements regarding the sufficiency of the Company’s cash balances and cash generated from operating and financing activities for the Company’s future liquidity and capital resource needs. The Company cautions that although forward-looking statements reflect the Company’s good faith beliefs and best judgment based upon current information, these statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including those risks, uncertainties, and factors detailed from time to time in reports filed with the SEC, and in particular those set forth under the headings “General Risks of the Company” and “Environmental Matters” in the Company’s Annual Report on Form 10-K. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements of Taubman Centers, Inc. and the Notes thereto.

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

        The following table summarizes certain quarterly operating data for 2002 and the first and second quarters of 2003.

	1st Quarter 2002	2nd Quarter 2002	3rd Quarter 2002	4th Quarter 2002	Total 2002	1st Quarter 2003	2nd Quarter 2003

Mall tenant sales	$645,317	$669,448	$691,205	$1,107,650	$3,113,620	$706,227	$764,404
Revenues	151,307	159,273	170,320	184,172	665,072	181,440	177,866
Occupancy:

Ending-comparable (1)	86.8%	87.9%	89.1%	90.2%	90.2%	87.9%	87.7%
Average-comparable (1)	87.2	87.4	88.5	90.0	88.3	88.4	87.7
Ending	83.3	84.2	85.2	87.0	87.0	85.5	85.5
Average	83.3	83.7	84.7	86.5	84.8	85.7	85.4
Leased space:
Comparable (1)	91.5	91.4	92.2	93.4	93.4	91.1	90.2
All centers	87.4	87.6	88.5	90.3	90.3	88.6	88.0

(1)	Excludes the centers that opened in 2001, La Cumbre Plaza, Paseo Nuevo, Sunvalley, and The Mall at Millenia.

        Because the seasonality of sales contrasts with the generally fixed nature of minimum rents and recoveries, mall tenant occupancy costs (the sum of minimum rents, percentage rents and expense recoveries) relative to sales are considerably higher in the first three quarters than they are in the fourth quarter. The following table summarizes occupancy costs, excluding utilities, for mall tenants as a percentage of sales for 2002 and the first and second quarters of 2003:

	1st Quarter 2002	2nd Quarter 2002	3rd Quarter 2002	4th Quarter 2002	Total 2002	1st Quarter 2003	2nd Quarter 2003

Minimum rents	12.1%	11.9%	11.9%	8.1%	10.6%	12.5%	11.3%
Percentage rents	0.3	0.0	0.0	0.4	0.2	0.3	0.1
Expense recoveries	5.4	5.7	6.1	3.8	5.0	5.9	6.1
Mall tenant occupancy costs	17.8%	17.6%	18.0%	12.3%	15.8%	18.7%	17	.5% (1)

(1)	Excluding the centers that opened in 2001, La Cumbre Plaza, Paseo Nuevo, Sunvalley, and The Mall at Millenia, mall tenant occupancy costs as a percentage of sales were 16.8% during both the three months ended June 30, 2003 and June 30, 2002.

Current Operating Trends

        In 2002 and 2003, the regional shopping center industry has been affected by the softness in the national economy. Economic and geopolitical pressures that affect consumer confidence, job growth, energy costs, and income gains can affect retail sales growth and impact the Company’s ability to lease vacancies and negotiate rents at advantageous rates. The impact of a soft economy on the Company’s current results of operations can be moderated by lease cancellation income, which tends to increase in down-cycles of the economy. During the first six months of 2003, the Company recognized its approximately $10.3 million share of lease cancellation revenue, which exceeded historical averages for entire annual periods; this level of lease cancellation income is not indicative of future periods. The Company expects that its share of total lease cancellation revenue could be as much as $12 million for 2003.

        While the Company’s sales statistics have recently shown improvement, the sales environment remains challenging and there is no assurance that these trends will continue. Tenant sales per square foot in the second quarter of 2003 increased by 3.2% compared to the same period in 2002. Sales directly impact the amount of percentage rents certain tenants and anchors pay. The effects of declines in sales on the Company’s operations are moderated by the relatively minor share of total rents (approximately one percent) percentage rents represent. However, a sustained period of lower sales could adversely impact the Company’s ability to lease vacancies and negotiate rents at advantageous rates.

        Occupancy trends continued to show improvement in the second quarter of 2003, in which ending occupancy increased 1.3% from the second quarter of 2002. The Company anticipates that occupancy will be at or modestly below 2002 levels for the rest of 2003 due to a high level of unexpected terminations. However, increased income from temporary in-line tenants, which has become an integral part of the Company’s business, is expected to partially offset this impact. Temporary tenants, defined as those with leases less than 12 months, are not included in occupancy or leased space statistics and could be as high as three percent of GLA at certain times of the year.

        During the first six months of 2003 and 2002, 1.5% and 1.1%, respectively, of the Company’s tenants sought the protection of the bankruptcy laws.

Rental Rates

        Annualized average base rent per square foot for all mall tenants at the Company’s 14 comparable centers was $42.12 for the three months ended June 30, 2003, compared to $41.96 for the three months ended June 30, 2002. As leases have expired in the shopping centers, the Company has generally been able to rent the available space, either to the existing tenant or a new tenant, at rental rates that are higher than those of the expired leases. In periods of increasing sales, rents on new leases will tend to rise as tenants’ expectations of future growth become more optimistic. In periods of slower growth or declining sales, rents on new leases will grow more slowly or may decline for the opposite reason. However, center revenues nevertheless increase as older leases roll over or are terminated early and replaced with new leases negotiated at current rental rates that are usually higher than the average rates for existing leases.

        Average base rent per square foot on 177 thousand square feet of tenant space opened in the Company’s 14 comparable centers was $47.00 for the three months ended June 30, 2003, compared to average base rent per square foot of $37.22 on 188 thousand square feet of tenant space that closed during the same period, reflecting a spread of $9.78 per square foot between the opening and closing average rent. This spread may not be indicative of future periods, as this statistic is not computed on comparable tenant spaces, and can vary significantly from quarter to quarter depending on the total amount, location, and average size of tenant space opening and closing in the period.

Results of Operations

Acquisitions and Dispositions

        In March 2003, the Company acquired the 15% minority interest in Great Lakes Crossing for $3.2 million in cash, pursuant to a favorable pricing formula pre-established in the partnership agreement, bringing its ownership in the center to 100%. The Company has not yet finalized its allocations of the purchase price to the tangible and identifiable intangible assets and liabilities acquired.

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

      See also Subsequent Events below.

Debt Transactions

         In June 2003, the Company completed a $150 million refinancing of the $182 million existing construction loan on The Shops at Willow Bend. The loan carries an all-in floating rate of LIBOR plus 2.9% including fees and matures in July 2006, with an option to extend for up to an additional two years. Proceeds were used to pay off the construction financing at the center. The Company also used existing lines of credit to pay down the original loan. Proceeds of $8 million and a letter of credit for $10.25 million were held in escrow for future tenant allowance, leasing, and property tax costs. In addition, the Company expects to complete a $12 million loan during the third quarter to refinance the peripheral land at the center.

        In March 2003, the Company closed on a $210 million ten-year non-recourse refinancing of the $156 million outstanding balance of the existing construction loan on The Mall at Millenia at an all-in rate of 5.5%. Proceeds of $10.5 million were held in escrow for future tenant allowances. The Company used its $21 million share of distributed proceeds to pay down lines of credit.

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

        On May 8, 2003 the Court dismissed SPG’s challenge to the 1998 restructuring of the Company and denied SPG’s contention that the Company’s Board improperly rejected the tender offer. The Court entered an order preliminarily enjoining (i) the voting of the shares owned by the members of the Taubman family (owners of over 30% of the Company) and certain other shareholders of the Company (owners of approximately 3% of the Company), and (ii) the enforcement of amendments to the Company’s By-laws adopted on December 20, 2002 setting the procedures for the calling of a special meeting of shareholders.

        The Judge’s Order was stayed pending the Company’s appeal of that portion of the Order relating to the voting of the shares owned by members of the Taubman family and certain other shareholders of the Company and the enforcement of the December 20, 2002 amendments to the Company’s By-laws. The United States Court of Appeals has agreed to hear the Company’s appeal on an expedited basis. Briefs have been filed with the Court of Appeals and the Company is awaiting the Court to schedule oral arguments.

        During the six months ended June 30, 2003, the Company incurred approximately $19.0 million in costs in connection with the unsolicited tender offer and related litigation and expects to continue incurring significant costs until these matters are resolved. Although the Company expects that costs related to the unsolicited tender offer will be lower in the second half of the year, the ultimate cost will be dependent upon the outcome and duration of these matters. The Company is currently pursuing recovery of a portion of these costs under its Directors and Officers Liability Insurance. The timing and the amount of the reimbursement, which will be significantly less than the total costs incurred in connection with the unsolicited tender offer and related litigation, cannot be determined at this time.

New Accounting Pronouncement

        In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is currently effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating the effect of the adoption of SFAS 150 during the third quarter of 2003 on its consolidated financial statements.

Other

        In May 2003, G.K. Las Vegas Limited Partnership, (Sheldon M. Gordon, along with his affiliates in their prior ownership of The Forum Shops at Caesars (Gordon)) invested $50 million in the Operating Partnership in exchange for 2.08 million partnership units at $24 per unit. These operating partnership units have the same attributes as existing partnership units, except that they do not have voting rights and have very limited resale rights for a specified period of time. These funds were used to finance the Company’s share repurchase program. An affiliate of Gordon owns the minority interest in Beverly Center.

        In February 2003, the Company’s Board of Directors authorized the expansion of the existing buyback program to repurchase up to an additional $100 million of the Company’s common shares. The Company had $3 million remaining under its existing buyback program. Repurchases of common stock have been financed through general corporate funds, including funds received from the equity investment described above, and through borrowings under existing lines of credit. Through May 1, 2003, the Company repurchased approximately three million shares at an average cost of $17.75, for a total cost of $52.8 million. There have been no additional purchases since May 1, 2003.

Subsequent Events

        In July 2003, the Company acquired an additional 25% interest in MacArthur Center, bringing its ownership in the shopping center to 95%, for $4.9 million in cash and 190,909 partnership units. Although the number of units issued was determined based on a negotiated value of $27.50 per unit, these units will be recorded based on the Company’s common share price of $19.48 as of the closing date of July 10, 2003. The Company’s beneficial interest in the debt of this center increased by approximately $35 million as a result of this acquisition.

        Also, in July 2003, the May Company announced that it intends to divest 32 of its 86 Lord & Taylor stores, including four at the Company’s centers. As May Company’s press release outlined, the company has decided to exit certain markets in the south and southwest including Florida, Texas, and Colorado. This impacts Wellington Green, International Plaza, Willow Bend, and Cherry Creek. The Company has begun discussions with May, which announced in its press release that it will continue to fulfill its obligations under existing documents to operate each store until satisfactory arrangements can be negotiated to divest each location. The Company expects that a mutually satisfactory and positive solution for each center will be found.

Presentation of Operating Results

        The following tables contain the combined operating results of the Company’s Consolidated Businesses and the Unconsolidated Joint Ventures. Income allocated to the minority partners in the Operating Partnership and preferred interests is deducted to arrive at the results allocable to the Company’s common shareowners. Because the net equity of the Operating Partnership is less than zero, the income allocated to the minority partners is equal to their share of distributions. The net equity of these minority partners is less than zero due to accumulated distributions in excess of net income and not as a result of operating losses. Distributions to partners are usually greater than net income because net income includes non-cash charges for depreciation and amortization. Amounts allocable to minority partners in certain consolidated joint ventures are added back or deducted to arrive at the net results of the Company. The Company’s average ownership percentage of the Operating Partnership was approximately 60% and 61% during the three and six months ended June 30, 2003, respectively, and 62% during both the three and six months ended June 30, 2002.

        The results of Dolphin Mall are presented within the Consolidated Businesses subsequent to its October 2002 acquisition. Prior to that date, they are included within the Unconsolidated Joint Ventures. The results of Paseo Nuevo and La Cumbre Plaza, including the gain on the first quarter 2002 disposition of La Cumbre Plaza and the second quarter 2002 disposition of Paseo Nuevo, are presented as discontinued operations in 2002.

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

        The National Association of Real Estate Investment Trusts (NAREIT) defines FFO as net income (loss) (computed in accordance with Generally Accepted Accounting Principles (GAAP)), excluding gains (or losses) from extraordinary items and sales of properties, plus real estate related depreciation and after adjustments for unconsolidated partnerships and joint ventures. NAREIT suggests that FFO is a useful supplemental measure of operating performance for REITs. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most industry investors have considered presentations of operating results, excluding historical cost depreciation, to be useful in evaluating the performance of REITs. FFO is primarily used by the Company in measuring performance and in formulating corporate goals and compensation. The Company also uses this measure supplementally in determining the amount of dividends payable to shareowners.

        Reconciliations of net income to Funds from Operations and EBITDA are presented following the Comparison of the Six Months Ended June 30, 2003 to the Six Months Ended June 30, 2002.

Comparison of the Three Months Ended June 30, 2003 to the Three Months Ended June 30, 2002

        The following table sets forth operating results for the three months ended June 30, 2003 and June 30, 2002, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

	Three Months Ended June 30, 2003			Three Months Ended June 30, 2002

	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100% (1)	TOTAL OF CONSOLIDATED BUSINESSES AND UNCONSOLIDATED JOINT VENTURES AT 100%	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100% (1)	TOTAL OF CONSOLIDATED BUSINESSES AND UNCONSOLIDATED JOINT VENTURES AT 100%

	(in millions of dollars)
REVENUES:
Minimum rents	52.1	48.6	100.7	46.7	45.0	91.7
Percentage rents	0.3	0.4	0.7	0.6	(0.1)	0.5
Expense recoveries	34.2	27.8	62.1	29.6	22.3	51.9
Management, leasing and development	5.6		5.6	5.7		5.7
Other	5.8	3.0	8.8	7.3	2.0	9.4

Total revenues	98.0	79.8	177.9	90.1	69.2	159.3

OPERATING COSTS:
Recoverable expenses	29.8	23.0	52.8	25.9	20.9	46.8
Other operating	9.3	5.1	14.4	6.4	5.8	12.1
Charge related to technology
investments				8.1		8.1
Costs related to unsolicited tender offer	9.2		9.2
Management, leasing and development	5.5		5.5	5.2		5.2
General and administrative	6.3		6.3	5.4		5.4
Interest expense	22.1	20.9	43.0	20.8	19.6	40.3
Depreciation and amortization (2)	22.3	14.4	36.7	20.2	13.5	33.7

Total operating costs	104.4	63.5	167.9	92.0	59.7	151.7

	(6.4)	16.3	9.9	(1.9)	9.5	7.6

Equity in income of Unconsolidated Joint
Ventures (2)	8.3			4.7

Income before discontinued operations
and minority and preferred interests	1.9			2.9
Discontinued operations:
Gain on disposition of interests in centers				10.0
EBITDA				1.0
Minority and preferred interests:
TRG preferred distributions	(2.3)			(2.3)
Minority interest in consolidated joint
ventures	0.2			0.4
Minority share of (income) loss of TRG	1.0			(5.0)
Distributions in excess of minority share
of income	(9.8)			(3.1)

Net income (loss)	(9.0)			3.8
Series A preferred dividends	(4.2)			(4.2)

Net income (loss) allocable to common
shareowners	(13.1)			(0.3)

SUPPLEMENTAL INFORMATION:
EBITDA - 100% (3)	37.9	51.7	89.6	40.1	42.5	82.6
EBITDA - outside partners' share	(1.2)	(23.6)	(24.8)	(2.0)	(20.3)	(22.3)

EBITDA contribution (3)	36.7	28.1	64.8	38.1	22.2	60.3
Beneficial interest expense	(21.1)	(11.0)	(32.1)	(19.5)	(9.8)	(29.3)
Non-real estate depreciation	(0.7)		(0.7)	(0.7)		(0.7)
Preferred dividends and distributions	(6.4)		(6.4)	(6.4)		(6.4)

Funds from Operations contribution (3)	8.5	17.2	25.6	11.5	12.4	23.9

(1)	With the exception of the Supplemental Information, amounts include 100% of the Unconsolidated Joint Ventures and are net of intercompany profits. The Unconsolidated Joint Ventures are presented at 100% in order to allow for measurement of their performance as a whole, without regard to the Company’s ownership interest. In its consolidated financial statements, the Company accounts for its investments in the Unconsolidated Joint Ventures under the equity method.
(2)	Amortization of the Company’s additional basis in the Operating Partnership was $1.9 million in both 2003 and 2002. Of this amount, $0.8 million was included in equity in income of Unconsolidated Joint Ventures, while $1.1 million was included in depreciation and amortization.
(3)	TRG’s EBITDA and FFO for the three months ended June 30, 2003 includes costs of $9.2 million incurred in connection with the unsolicited tender offer. There were no such costs incurred during the three months ended June 30, 2002. TRG’s EBITDA and FFO for the three months ended June 30, 2002 were restated from previously reported amounts to include charges related to technology investments of $8.1 million, recognized during 2002 and previously excluded from EBITDA and FFO.
(4)	Amounts in the table may not add due to rounding.

Consolidated Businesses

        Total revenues for the three months ended June 30, 2003 were $98.0 million, a $7.9 million or 8.8% increase over the comparable period in 2002. Minimum rents increased $5.4 million, primarily due to the consolidation of Dolphin Mall. Minimum rents also increased due to increased occupancy and income from temporary tenants and specialty retailers. Expense recoveries increased primarily due to Dolphin Mall. Other revenue decreased by $1.5 million from 2002 primarily due to a decrease in gains on sales of peripheral land, partially offset by an increase in lease cancellation income.

        Total operating costs were $104.4 million, a $12.4 million or 13.5% increase over the comparable period in 2002. Recoverable expenses increased primarily due to Dolphin Mall. Other operating expense increased primarily due to an increase in property management costs and the consolidation of Dolphin Mall. During the second quarter of 2003, $9.2 million in costs were incurred in connection with the unsolicited tender offer. During 2002, the Company recognized an $8.1 million charge relating to its investments in MerchantWired and Fashionmall.com. General and administrative expenses increased primarily due to deferred bonus expense based on the Company’s stock price, as well as increases in professional fees and insurance costs. Interest expense increased primarily due to the additional interest related to Dolphin Mall and increases due to the hedging of certain floating rate debt, partially offset by decreases due to the paydown of debt from the proceeds of the sale of Paseo Nuevo and decreases in interest rates on floating rate debt. Depreciation expense increased primarily due to the acquisition of the additional interest in Dolphin Mall.

Unconsolidated Joint Ventures

        Total revenues for the three months ended June 30, 2003 were $79.8 million, a $10.6 million or 15.3% increase from the comparable period of 2002. Minimum rents increased $3.6 million, of which $8.2 million was due to Millenia and the acquisition of the interest in Sunvalley, partially offset by a decrease due to the transfer of Dolphin Mall to the Consolidated Businesses. Expense recoveries increased primarily due to Millenia and Sunvalley. Other revenue increased primarily due to an increase in lease cancellation revenue.

        Total operating costs increased by $3.8 million to $63.5 million for the three months ended June 30, 2003. Recoverable expenses increased primarily due to Millenia and Sunvalley, partially offset by the transfer of Dolphin Mall. Other operating expense decreased due to the transfer of Dolphin Mall, partially offset by Millenia and Sunvalley. Interest expense increased due to the Sunvalley acquisition and increased debt (and decreased capitalized interest upon opening) of Millenia, partially offset by a decrease due to the transfer of Dolphin Mall.

        As a result of the foregoing, income of the Unconsolidated Joint Ventures increased by $6.8 million to $16.3 million. The Company’s equity in income of the Unconsolidated Joint Ventures was $8.3 million, a $3.6 million increase from the comparable period in 2002.

Net Income

        As a result of the foregoing, the Company’s income before discontinued operations and minority and preferred interests decreased by $1.0 million to $1.9 million for the three months ended June 30, 2003. Discontinued operations in 2002 included a $10.0 million gain on the disposition of Paseo Nuevo. After allocation of income to minority and preferred interests, the net loss allocable to common shareowners for 2003 was $(13.1) million compared to $(0.3) million in 2002.

Comparison of the Six Months Ended June 30, 2003 to the Six Months Ended June 30, 2002

        The following table sets forth operating results for the six months ended June 30, 2003 and June 30, 2002, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

	Six Months Ended June 30, 2003			Six Months Ended June 30, 2002

	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100% (1)	TOTAL OF CONSOLIDATED BUSINESSES AND UNCONSOLIDATED JOINT VENTURES AT 100%	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100% (1)	TOTAL OF CONSOLIDATED BUSINESSES AND UNCONSOLIDATED JOINT VENTURES AT 100%

	(in millions of dollars)
REVENUES:
Minimum rents	104.9	97.0	202.0	93.5	86.5	180.0
Percentage rents	1.5	1.3	2.8	1.7	0.5	2.2
Expense recoveries	66.4	52.6	119.0	57.4	42.9	100.3
Management, leasing and development	10.4		10.4	10.9		10.9
Other	16.8	8.3	25.2	13.3	4.0	17.3

Total revenues	200.1	159.2	359.3	176.7	133.9	310.6

OPERATING COSTS:
Recoverable expenses	58.5	43.6	102.1	49.3	36.4	85.7
Other operating	18.9	10.2	29.0	16.3	11.0	27.3
Charge related to technology investments				8.1		8.1
Costs related to unsolicited tender offer	19.0		19.0
Management, leasing and development	10.1		10.1	10.0		10.0
General and administrative	12.2		12.2	10.4		10.4
Interest expense	44.6	40.7	85.2	41.4	37.8	79.2
Depreciation and amortization (2)	45.8	28.2	74.0	40.9	27.6	68.5

Total operating costs	209.0	122.6	331.6	176.4	112.8	289.2

	(8.9)	36.6	27.7	0.2	21.1	21.4

Equity in income of Unconsolidated Joint
Ventures (2)	18.7			10.9

Income before discontinued operations
and minority and preferred interests	9.8			11.1
Discontinued operations:
Gain on disposition of interests in centers				12.0
EBITDA				3.2
Depreciation and amortization				(0.5)
Minority and preferred interests:
TRG preferred distributions	(4.5)			(4.5)
Minority interest in consolidated joint
ventures	0.1			0.6
Minority share of income of TRG	(0.2)			(9.5)
Distributions in excess of minority share
of income	(17.1)			(6.8)

Net income (loss)	(11.9)			5.7
Series A preferred dividends	(8.3)			(8.3)

Net income (loss) allocable to common
shareowners	(20.2)			(2.6)

SUPPLEMENTAL INFORMATION:
EBITDA - 100% (3)	81.4	105.5	186.9	85.7	86.5	172.2
EBITDA - outside partners' share	(3.2)	(48.1)	(51.3)	(4.1)	(39.6)	(43.7)

EBITDA contribution (3)	78.2	57.4	135.6	81.6	46.9	128.5
Beneficial interest expense	(42.5)	(21.3)	(63.8)	(38.9)	(18.8)	(57.7)
Non-real estate depreciation	(1.3)		(1.3)	(1.4)		(1.4)
Preferred dividends and distributions	(12.8)		(12.8)	(12.8)		(12.8)

Funds from Operations contribution (3)	21.6	36.1	57.8	28.5	28.1	56.6

(1)	With the exception of the Supplemental Information, amounts include 100% of the Unconsolidated Joint Ventures and are net of intercompany profits. The Unconsolidated Joint Ventures are presented at 100% in order to allow for measurement of their performance as a whole, without regard to the Company’s ownership interest. In its consolidated financial statements, the Company accounts for its investments in the Unconsolidated Joint Ventures under the equity method.
(2)	Amortization of the Company’s additional basis in the Operating Partnership was $3.7 million in 2003 and $3.8 million in 2002. Of this amount, $1.5 million was included in equity in income of Unconsolidated Joint Ventures for both years, while $2.2 million and $2.3 million in 2003 and 2002, respectively, was included in depreciation and amortization.
(3)	TRG’s EBITDA and FFO for the six months ended June 30, 2003 includes costs of $19.0 million incurred in connection with the unsolicited tender offer. There were no such costs incurred during the six months ended June 30, 2002. TRG’s EBITDA and FFO for the six months ended June 30, 2002 were restated from previously reported amounts to include charges related to technology investments of $8.1 million recognized during 2002 and previously excluded from EBITDA and FFO.
(4)	Amounts in the table may not add due to rounding.

Consolidated Businesses

        Total revenues for the six months ended June 30, 2003 were $200.1 million, a $23.4 million or 13.2% increase over the comparable period in 2002. Minimum rents increased $11.4 million, primarily due to the consolidation of Dolphin Mall. Minimum rents also increased due to increased occupancy and income from temporary tenants and specialty retailers. The Company expects continued revenue growth from temporary tenants in 2003. Expense recoveries increased primarily due to Dolphin Mall. Revenue from management, leasing, and development services was $10.4 million in 2003, compared to $10.9 million in 2002. Generally, income from management, leasing, and development services, net of related expenses, is approximately $0.5 million on average per quarter. This income varies from quarter to quarter because the timing of income and expense is not matched. Although through June 30, 2003 this income was approximately $0.1 million, the Company presently estimates it will earn up to $1.5 million to $2 million in the second half of the year. Other revenue increased by $3.5 million from 2002 primarily due to an increase in lease cancellation revenue, partially offset by a decrease in gains on sales of peripheral land. The Company estimates that annual 2003 gains on land sales could be as much as $5 million.

        Total operating costs were $209.0 million, a $32.6 million or 18.5% increase over the comparable period in 2002. Recoverable expenses increased primarily due to Dolphin Mall. Other operating expense increased due to Dolphin Mall, and increases in property management costs and bad debt expense, partially offset by a decrease in the charge to operations for pre-development activities. During 2003, $19.0 million in costs were incurred in connection with the unsolicited tender offer. During 2002, the Company recognized an $8.1 million charge relating to its investments in MerchantWired and Fashionmall.com. General and administrative expenses increased primarily due to deferred bonus expense based on the Company’s stock price, as well as increases in professional fees and insurance costs. Excluding the impact due to the deferred bonus expense, the Company expects general and administrative expense to be approximately $5.5 million per quarter. Interest expense increased primarily due to the additional interest related to Dolphin Mall and increases due to the hedging of certain floating rate debt, partially offset by decreases due to the paydown of debt from the proceeds of the sale of Paseo Nuevo and La Cumbre Plaza, and decreases in interest rates on floating rate debt. Depreciation expense increased primarily due to the acquisition of the additional interest in Dolphin Mall.

Unconsolidated Joint Ventures

        Total revenues for the six months ended June 30, 2003 were $159.2 million, a $25.3 million or 18.9% increase from the comparable period of 2002. Minimum rents increased $10.5 million, of which $18.4 million was due to Millenia and the acquisition of the interest in Sunvalley, partially offset by a decrease due to the transfer of Dolphin Mall to the Consolidated Businesses. Expense recoveries increased primarily due to Millenia and Sunvalley, partially offset by the transfer of Dolphin Mall. Other revenue increased primarily due to an increase in lease cancellation revenue.

        Total operating costs increased by $9.8 million to $122.6 million for the six months ended June 30, 2003. Recoverable expenses increased primarily due to Millenia and Sunvalley, partially offset by the transfer of Dolphin Mall. Recoverable expenses in 2002 included the reversal of a $2.9 million special assessment tax accrued during 2001. Other operating expense decreased due to the transfer of Dolphin Mall, partially offset by Millenia and Sunvalley. Interest expense increased due to the Sunvalley acquisition and increased debt (and decreased capitalized interest upon opening) of Millenia, partially offset by a decrease due to the transfer of Dolphin Mall. Depreciation expense increased due to Millenia and Sunvalley, partially offset by Dolphin Mall.

        As a result of the foregoing, income of the Unconsolidated Joint Ventures increased by $15.5 million to $36.6 million. The Company’s equity in income of the Unconsolidated Joint Ventures was $18.7 million, a $7.8 million increase from the comparable period in 2002.

Net Income

        As a result of the foregoing, the Company’s income before discontinued operations and minority and preferred interests decreased by $1.3 million to $9.8 million for the six months ended June 30, 2003. Discontinued operations in 2002 included $12.0 million of gains on the dispositions of Paseo Nuevo and La Cumbre Plaza. After allocation of income to minority and preferred interests, the net loss allocable to common shareowners for 2003 was $(20.2) million compared to $(2.6) million in 2002.

        Estimates regarding anticipated 2003 income and expenses are forward-looking statements and certain significant factors could cause the actual results to differ materially, including but not limited to: 1) actual results of negotiations with tenants, counterparties, and potential purchasers of peripheral land, 2) increases in operating costs, and 3) timing of transactions.

Reconciliation of Net Income to Funds from Operations and EBITDA

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
	(in millions of dollars)
Net income allocable to common shareowners	(13.1)	(0.3)	(20.2)	(2.6)

Add (less) depreciation and gains on dispositions
of properties:
Gain on disposition of interests in centers		(10.0)		(12.0)
Depreciation and amortization (1):
Consolidated businesses at 100%	22.3	20.2	45.8	40.9
Minority partners in consolidated joint ventures	(0.5)	(1.2)	(1.2)	(2.3)
Discontinued operations				0.5
Share of unconsolidated joint ventures	8.9	7.7	17.5	17.2
Non-real estate depreciation	(0.7)	(0.7)	(1.3)	(1.4)

Add minority interests in TRG:
Minority share of income (loss) in TRG	(1.0)	5.0	0.2	9.5
Distributions in excess of minority share of income
of TRG	9.8	3.1	17.1	6.8

Funds from Operations - TRG (2)	25.6	23.9	57.8	56.6

Funds from Operations - TCO (2)	15.4	14.8	35.4	34.9

Funds from Operations - TRG (from above)	25.6	23.9	57.8	56.6

Add (less):
Preferred dividends and distributions	6.4	6.4	12.8	12.8
Non-real estate depreciation	0.7	0.7	1.3	1.4
Interest expense for all businesses	43.0	40.3	85.2	79.2
Interest expense allocable to minority partners in
consolidated joint ventures	(0.9)	(1.3)	(2.1)	(2.5)
Interest expense allocable to outside partners in
unconsolidated joint ventures	(10.0)	(9.8)	(19.4)	(19.0)

Beneficial interest in EBITDA - TRG	64.8	60.3	135.6	128.5

(1)	Depreciation includes $2.0 million and $1.4 million of mall tenant allowance amortization for the three months ended June 30, 2003 and 2002, respectively, and $3.5 million and $2.6 million for the six months ended June 30, 2003 and 2002, respectively.
(2)	TRG’s FFO for the three and six months ended June 30, 2003 includes costs of $9.2 million and $19.0 million, respectively, incurred in connection with the unsolicited tender offer. There were no such costs incurred during the three or six months ended June 30, 2002. TCO’s share of TRG’s FFO is based on an average ownership of 60% and 62%, respectively, during the three months ended June 30, 2003 and 2002, and 61% and 62%, respectively, during the six months ended June 30, 2003 and 2002.
(3)	Amounts in this table may not add due to rounding.

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

        The Company believes that its net cash provided by operating activities, distributions from its joint ventures, the unutilized portion of its credit facilities, and its ability to access the capital markets assure adequate liquidity to conduct its operations in accordance with its dividend and financing policies, and to provide the liquidity to fund the Company’s anticipated capital spending on new development, as discussed below.

        As of June 30, 2003, the Company had a consolidated cash balance of $29.0 million. Additionally, the Company has a secured $275 million line of credit. This line had $175.0 million of borrowings as June 30, 2003 and expires in November 2004 with a one-year extension option. The Company also has available a second secured bank line of credit of up to $40 million. The line had $10.3 million of borrowings as of June 30, 2003 and expires in November 2004.

        Refer to Results of Operations – Debt Transactions regarding financing transactions that occurred in the first half of 2003. Refer to Results of Operations – Other regarding the Company’s share repurchase program and an investment in the Company that occurred in May 2003. Refer to Results of Operations – Subsequent Events regarding an issuance of partnership units in connection with an acquisition.

Summary of Operating Activities

        The Company’s net cash provided by operating activities was $55.5 million in 2003 and $55.8 million in 2002. Further discussion of operations and future trends that may affect future operating cash flows is included in Results of Operations.

Summary of Investing Activities

        Net cash used in investing activities was $47.1 million in 2003 compared to $9.1 million used in 2002. Cash used in investing activities was impacted by the timing of capital expenditures, with additions to properties in 2003 and 2002 for the development and construction of Stony Point Fashion Park and Northlake Mall, as well as other development activities and other capital items. In 2003, the Company invested $3.2 million in acquiring the minority interest in Great Lakes Crossing. In 2002, the Company received net proceeds of $76.4 million from the disposition of La Cumbre and Paseo Nuevo and invested $45.2 million in acquiring interests in Sunvalley and Arizona Mills. Additionally, in 2002, $4.1 million was invested in technology businesses. Net proceeds from sales of peripheral land were $1.3 million in 2003 and $6.1 million in 2002. Distributions from Unconsolidated Joint Ventures in 2003 increased from 2002 primarily due to International Plaza, Millenia, Arizona Mills, and $21.0 million of excess proceeds from the March 2003 refinancing of The Mall at Millenia.

Summary of Financing Activities

        Net cash used in financing activities was $11.8 million in 2003, compared to $1.9 million used in 2002. Debt proceeds, net of repayments and issuance costs, provided $46.6 million in 2003 and $42.3 million in 2002. In 2003, the Company used $50 million from the issuance of partnership units (Results of Operations – Other) to fund repurchases of its common stock. These repurchases totaled $52.8 million in 2003. Issuance of stock pursuant to the Continuing Offer related to the exercise of employee options contributed $1.5 million in 2003 and $4.5 million in 2002. Total dividends and distributions paid were $57.3 million and $48.7 million in 2003 and 2002, respectively. The increase from 2002 was due to the timing of payments, an increase in per share dividends, and an increase in the number of shares and unitholders.

Beneficial Interest in Debt

        At June 30, 2003, the Operating Partnership’s debt and its beneficial interest in the debt of its Consolidated and Unconsolidated Joint Ventures totaled $2,226.5 million with an average interest rate of 5.92%, excluding amortization of debt issuance costs and the effects of interest rate cap premiums. Debt issuance costs and interest rate cap costs are reported as interest expense in the results of operations. Amortization of debt issuance costs added 0.30% to TRG’s effective interest rate in the second quarter of 2003. Included in beneficial interest in debt is debt used to fund development and expansion costs. Beneficial interest in assets on which interest is being capitalized totaled $185.6 million as of June 30, 2003. Beneficial interest in capitalized interest was $2.6 million and $4.8 million for the three and six months ended June 30, 2003, respectively. The following table presents information about the Company’s beneficial interest in debt as of June 30, 2003 (amounts may not add due to rounding).

	Amount	Interest Rate Including Spread		LIBOR Swap Rate

	(in millions of dollars)
Fixed rate debt	1,492.8	6.77%	(1)

Floating rate debt:
Swapped through September 2003	100.0	4.35		2.50%	(2)
Swapped through October 2003	100.0	5.20		4.30
Swapped through June 2004	100.0	5.31	(1)	4.13
Swapped through September 2004	140.0 (3)	4.30		2.05
Floating month to month	293.7	3.34	(1)

Total floating rate debt	733.7	4.18	(1)

Total beneficial interest in debt	2,226.5	5.92%	(1)

(1)	Denotes weighted average interest rate before amortization of financing costs.
(2)	This debt is also swapped from October 2003 through September 2004 at 4.35% and from October 2004 through April 2005 at 5.25%.
(3)	The notional amount of this swap decreases to $120.0 million on December 1, 2003.

        In addition, as of June 30, 2003, $188 million of the Company’s beneficial interest in floating rate debt is covered under interest rate cap agreements with LIBOR cap rates ranging from 4.6% to 8.2% with terms ending August 2004 through July 2006.

        The $146 million loan on Beverly Center will be prepayable without penalty in January 2004. The Company expects that it would be able to refinance the center at a significantly higher amount than the current principal balance.

Sensitivity Analysis

        The Company has exposure to interest rate risk on its debt obligations and interest rate instruments. The Company uses derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. The Company routinely uses cap, swap, and treasury lock agreements to meet these objectives. Based on the Operating Partnership’s beneficial interest in floating rate debt in effect at June 30, 2003, excluding debt fixed under interest rate swaps, a one percent increase or decrease in interest rates on this floating rate debt would decrease or increase cash flows by approximately $3.7 million and, due to the effect of capitalized interest, annual earnings by approximately $3.5 million. Based on the Company’s consolidated debt and interest rates in effect at June 30, 2003, a one percent increase in interest rates would decrease the fair value of debt by approximately $43.9 million, while a one percent decrease in interest rates would increase the fair value of debt by approximately $46.9 million.

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

        The Company expects that a partial payment on the Dolphin loan will be required by the terms of the loan agreement in December 2003. The amount of the payment has not been determined, as it is based in part on the center’s third quarter results.

        Payments of principal and interest on the loans in the following table are guaranteed by the Operating Partnership as of June 30, 2003. All of the loan agreements, with the exception of The Shops at Willow Bend, provide for a reduction of the amounts guaranteed as certain center performance and valuation criteria are met.

Center	Loan balance as of 6/30/03	TRG's beneficial interest in loan balance as of 6/30/03	Amount of loan balance guaranteed by TRG as of 6/30/03	% of loan balance guaranteed by TRG	% of interest guaranteed by TRG
	(in millions of dollars)
Dolphin Mall	163.5	163.5	81.7	50%	100%
Stony Point Fashion Park	59.6	59.6	59.6	100	100
The Mall at Millenia - term loan	2.7	1.3	1.3	50	50
The Mall at Wellington Green	149.2	134.3	149.2	100	100
The Shops at Willow Bend	150.0	150.0	150.0	100	100

    A. Alfred Taubman has the annual right to tender to the Company units of partnership interest in the Operating Partnership (provided that the aggregate value is at least $50 million) and cause the Company to purchase the tendered interests at a purchase price based on a market valuation of the Company on the trading date immediately preceding the date of the tender (the Cash Tender Agreement). At A. Alfred Taubman’s election, his family and certain others may participate in tenders. The Company will have the option to pay for these interests from available cash, borrowed funds, or from the proceeds of an offering of the Company’s common stock. Generally, the Company expects to finance these purchases through the sale of new shares of its stock. The tendering partner will bear all market risk if the market price at closing is less than the purchase price and will bear the costs of sale. Any proceeds of the offering in excess of the purchase price will be for the sole benefit of the Company. Based on a market value at June 30, 2003 of $19.16 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $473 million. The purchase of these interests at June 30, 2003 would have resulted in the Company owning an additional 30% interest in the Operating Partnership.

Capital Spending

        Capital spending for routine maintenance of the shopping centers is generally recovered from tenants. The following table summarizes capital spending through June 30, 2003 that is not recovered from tenants.

	For the Six Months Ended June 30, 2003 (1)

	Consolidated Businesses		Unconsolidated Joint Ventures	Beneficial Interest in Consolidated Businesses and Unconsolidated Joint Ventures

	(in millions of dollars)
Development, renovation, and expansion:
Existing centers	1.2		1.9	2.2
New centers	59.7	(2)	0.4	59.8
Pre-construction development activities,
net of charge to operations	2.1			2.1
Mall tenant allowances (3)	3.9		2.8	5.2
Corporate office improvements
and equipment	0.8			0.8
Other	0.3		0.6	0.5

Total	68.1		5.6	70.8

(1)	Costs are net of intercompany profits and are computed on an accrual basis.
(2)	Primarily includes costs related to Stony Point Fashion Park and Northlake Mall.
(3)	Excludes initial tenant allowances on the non-stabilized centers.
(4)	Amounts in table may not add due to rounding.

        For the six months ended June 30, 2003, in addition to the costs above, the Company incurred its $4.8 million share of capitalized leasing costs and its $4.7 million share of repair and asset replacement costs that will be reimbursed by tenants. Also during this period, the Company’s share of reimbursements by tenants for capitalizable expenditures of prior periods was $3.3 million. The expenditures reimbursable by the tenants and the related reimbursements are classified as recoverable expenses and expense recoveries, respectively, and both are included in the Company’s Funds from Operations.

        The following table presents a reconciliation of the Consolidated Businesses’ capital spending shown above to cash additions to properties as presented in the Company’s Consolidated Statement of Cash Flows for the six months ended June 30, 2003.

(in millions of dollars)
Consolidated Businesses' capital spending not recovered from tenants	68.1
Repair and asset replacement costs reimbursable by tenants	4.2
Repair and asset replacement costs reimbursed by tenants	(2.0)
Cash payments for capital spending accrued during 2002	12.1

Additions to properties	82.4

Planned Capital Spending

        Stony Point Fashion Park, a new 690,000 square foot open-air center under construction in Richmond, Virginia, will be anchored by Dillard’s, Saks, and Galyan’s. The center, which is opening September 18, 2003, is expected to cost approximately $115 million. Currently over 95% of the available tenant space has executed and committed leases. The Company expects to have an approximately 10.5% return on its investment in 2004, when the center is expected to be close to stabilization. Full stabilization is more likely to occur in 2005.

        Northlake Mall, a new 1.2 million square foot enclosed center in Charlotte, North Carolina, will be anchored by Dillard’s, Hecht’s, Belk, and two additional anchors. The center is scheduled to open in the fall of 2005 and is expected to cost approximately $166 million. The Company expects returns on this investment to be approximately 11% at stabilization.

        Future construction costs for Stony Point will be funded through its construction facility, while costs for Northlake Mall will be funded through the Company’s existing credit facilities until construction financing is obtained. The financing is expected to be completed in the fourth quarter of 2003.

        The Company’s approximately $32 million balance of development pre-construction costs as of June 30, 2003 consists primarily of costs relating to its Oyster Bay project in Syosset, New York. Both Neiman Marcus and Lord & Taylor have made announcements committing to the project. Although the Company still needs to obtain the necessary zoning approvals to move forward with the project, the Company is encouraged by the New York State Supreme Court’s decision to annul the unfavorable zoning actions of the Oyster Bay Town Board. While the Company expects continued success with ongoing litigation, the process may not be resolved in the near future. In addition, if the litigation is unsuccessful, the Company would expect to recover substantially less than its cost in this project under possible alternative uses for the site.

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

        Estimates of future capital spending include only projects approved by the Company’s Board of Directors and, consequently, estimates will change as new projects are approved. Estimates regarding capital expenditures, occupancy, and returns on new developments presented above are forward-looking statements and certain significant factors could cause the actual results to differ materially, including but not limited to: 1) actual results of negotiations with anchors, tenants and contractors, 2) changes in the scope and number of projects, 3) cost overruns, 4) timing of expenditures, 5) financing considerations, 6) actual time to complete projects, 7) changes in economic climate, 8) competition from others attracting tenants and customers, 9) increases in operating costs, 10) timing of tenant and anchor openings, and 11) early lease terminations and bankruptcies.

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

        On May 29, 2003, the Company declared a quarterly dividend of $0.26 per common share payable July 22, 2003 to shareowners of record on June 30, 2003. The Board of Directors also declared a quarterly dividend of $0.51875 per share on the Company’s 8.3% Series A Preferred Stock for the quarterly dividend period ended June 30, 2003, which was paid on June 30, 2003 to shareowners of record on June 20, 2003.

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

Item 4. Controls and Procedures

        As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial and Administrative Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial and Administrative Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be disclosed in the Company’s periodic SEC reports. There have been no significant changes in the Company’s internal controls that could significantly affect these internal controls subsequent to the date the Company carried out its evaluation.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

        On May 8, 2003 the Federal Court issued an Amended Opinion and Order in the Simon and Glancy actions. The Federal Court dismissed Simon’s challenge to the 1998 restructuring of the Company and denied Simon’s contention that the Company’s Board improperly rejected Simon’s tender offer. The Federal Court also dismissed the Glancy case without prejudice and dismissed Smith from the Simon case. The Federal Court entered an order preliminarily enjoining (i) the voting of the shares owned by the members of the Taubman family (owners of over 30% of the Company) and certain other shareholders of the Company (owners of approximately 3% of the Company), and (ii) the enforcement of amendments to the Company’s By-laws adopted on December 20, 2002 setting the procedures for the calling of a special meeting of shareholders. The Judge’s Order was stayed pending the Company’s appeal of that portion of the Order relating to the voting of the shares owned by members of the Taubman family and certain other shareholders of the Company and the enforcement of the December 20, 2002 amendments to the Company’s By-laws.

        The United States Court of Appeals has agreed to hear the Company’s appeal on an expedited basis. Briefs have been filed with the Court of Appeals and the Company is awaiting the Court’s scheduling of oral arguments.

Item 5. Other Information

      None.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

10 (a) 10 (b) 12 31 (a) 31 (b) 32 (a) 32 (b) 99	-- -- -- -- -- -- -- --	Third Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the
Taubman Realty Group Limited Partnership, dated May 2, 2003

Contribution Agreement by and among the Taubman Realty Group Limited Partnership, a Delaware Limited
Partnership, and G.K. Las Vegas Limited Partnership, a California Limited Partnership, dated May 2,
2003

Statement Re: Computation of Taubman Centers, Inc. Ratio of Earnings to Combined Fixed Charges and
Preferred Dividends and Distributions.

Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

Debt Maturity Schedule

b)	Current Reports on Form 8-K.

Report on Form 8-K dated May 9, 2003 furnishing under Item 12 a copy of the Company’s first quarter 2003 earnings release.*

Report on Form 8-K dated April 25, 2003 furnishing under Item 12 a copy of the Company’s preliminary first quarter 2003 earnings release.*

* These Reports were furnished to the Securities and Exchange Commission and are not to be deemed “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934, and the company is not subject to the liabilities of that section regarding such reports. The company is not incorporating, and will not incorporate by reference, these reports into a filing under the Securities Act of 1933 or the Exchange Act of 1934 except as expressly set forth by a specific reference in such a filing.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2003	TAUBMAN CENTERS, INC. By: /s/ Lisa A. Payne Lisa A. Payne Executive Vice President, Chief Financial and Administrative Officer, and Director