Form 10-Q
period 2003-09-30
TAUBMAN CENTERS INC
filed 2003-11-12
CIK 890319

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2003
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

        As of November 11, 2003, there were outstanding 49,932,834 shares of the Company’s common stock, par value $0.01 per share.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

The following consolidated financial statements of Taubman Centers, Inc. (the Company) are provided pursuant to the requirements of this item.

TAUBMAN CENTERS, INC.

CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	September 30	December 31
	2003	2002
Assets:
Properties	$2,521,608	$2,393,428
Accumulated depreciation and amortization	(428,912)	(375,738)

	$2,092,696	$2,017,690
Cash and cash equivalents	23,947	32,470
Accounts and notes receivable, less allowance
for doubtful accounts of $6,778 and $5,829 in 2003 and 2002	27,077	30,904
Accounts and notes receivable from related parties (Note 5)	2,503	3,887
Deferred charges and other assets	42,402	38,148
Assets of discontinued operations (Note 2)	112,304	115,206

	$2,300,929	$2,238,305

Liabilities:
Notes payable (Note 6)	$1,534,024	$1,463,725
Accounts payable and accrued liabilities	250,340	234,882
Dividends and distributions payable	12,832	13,746
Distributions in excess of net income of (investment in)
Unconsolidated Joint Ventures (Note 4)	13,310	(31,402)
Liabilities of discontinued operations (Note 2)	83,392	85,897

	$1,893,898	$1,766,848

Commitments and Contingencies (Note 8)

Preferred Equity of TRG (Note 1)	$97,275	$97,275

Partners' Equity of TRG allocable to minority partners (Note 1)

Shareowners' Equity:
Series A Cumulative Redeemable Preferred Stock,
$0.01 par value, 8,000,000 shares authorized,
$200 million liquidation preference,
8,000,000 shares issued and outstanding at
September 30, 2003 and December 31, 2002	$80	$80
Series B Non-Participating Convertible Preferred Stock,
$0.001 par and liquidation value, 40,000,000 shares
authorized and 31,965,751 and 31,767,066 shares issued
and outstanding at September 30, 2003 and December 31, 2002	32	32
Series C Cumulative Redeemable Preferred Stock,
$0.01 par value, 2,000,000 shares authorized, $75 million
liquidation preference, none issued
Series D Cumulative Redeemable Preferred Stock,
$0.01 par value, 250,000 shares authorized, $25 million
liquidation preference, none issued
Common Stock, $0.01 par value, 250,000,000 shares
authorized, 49,363,273 and 52,207,756 issued and
outstanding at September 30, 2003 and December 31, 2002	494	522
Additional paid-in capital	693,977	690,387
Accumulated other comprehensive income	(15,734)	(17,485)
Dividends in excess of net income	(369,093)	(299,354)

	$309,756	$374,182

	$2,300,929	$2,238,305

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Three Months Ended September 30
	2003	2002
Income:
Minimum rents	$51,371	$45,763
Percentage rents	951	160
Expense recoveries	29,939	30,578
Revenues from management, leasing and development services	5,087	5,576
Other	5,318	9,715

	$92,666	$91,792

Operating Expenses:
Recoverable expenses	$28,409	$26,817
Other operating	8,231	7,766
Costs related to unsolicited tender offer (Note 8)	6,046
Management, leasing and development services	4,326	4,594
General and administrative	5,837	4,434
Interest expense	20,562	18,467
Depreciation and amortization	22,251	18,891

	$95,662	$80,969

Income (loss) before equity in income of Unconsolidated
Joint Ventures, discontinued operations and minority and
preferred interests	$(2,996)	$10,823
Equity in income of Unconsolidated Joint Ventures (Note 4)	8,144	5,761

Income before discontinued operations and minority and
preferred interests	$5,148	$16,584
Discontinued operations-income (loss) from operations (Note 2)	55	(212)

Income before minority and preferred interests	$5,203	$16,372
Minority interest in consolidated joint ventures	53	(34)
Minority interest in TRG:
TRG income allocable to minority partners	(287)	(4,504)
Distributions in excess of earnings allocable to minority partners	(8,773)	(3,677)
TRG Series C and D preferred distributions (Note 1)	(2,250)	(2,250)

Net income (loss)	$(6,054)	$5,907
Series A preferred dividends	(4,150)	(4,150)

Net income (loss) allocable to common shareowners	$(10,204)	$1,757

Net income (loss)	$(6,054)	$5,907
Other comprehensive income (loss):
Change in fair value of available-for-sale securities	(247)	264
Unrealized gain (loss) on interest rate instruments	911	(6,307)
Reclassification adjustment for amounts recognized in net income	164	270

Comprehensive income (loss)	$(5,226)	$134

Basic income (loss) per common share (Note 9):
Income (loss) from continuing operations	$(0.21)	$0.04

Net income (loss)	$(0.21)	$0.03

Diluted income (loss) per common share (Note 9):
Income (loss) from continuing operations	$(0.21)	$0.03

Net income (loss)	$(0.21)	$0.03

Cash dividends declared per common share	$0.26	$0.255

Weighted average number of common shares outstanding	49,348,000	51,194,177

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Nine Months Ended September 30
	2003	2002
Income:
Minimum rents	$150,764	$133,738
Percentage rents	2,440	1,779
Expense recoveries	93,440	85,490
Revenues from management, leasing and development services	15,450	16,439
Other	21,792	22,725

	$283,886	$260,171

Operating Expenses:
Recoverable expenses	$84,114	$73,721
Other operating	26,616	23,554
Charge related to technology investments		8,125
Costs related to unsolicited tender offer (Note 8)	25,058
Management, leasing and development services	14,387	14,638
General and administrative	18,074	14,799
Interest expense	62,083	56,796
Depreciation and amortization	65,596	57,459

	$295,928	$249,092

Income (loss) before equity in income of Unconsolidated
Joint Ventures, discontinued operations, and minority and
preferred interests	$(12,042)	$11,079
Equity in income of Unconsolidated Joint Ventures (Note 4)	26,829	16,638

Income before discontinued operations, and minority and preferred
interests	$14,787	$27,717
Discontinued operations (Note 2):
Income from operations	173	2,502
Gain on disposition of interests in centers		12,024

Income before minority and preferred interests	$14,960	$42,243
Minority interest in consolidated joint ventures	143	612
Minority interest in TRG:
TRG income allocable to minority partners	(529)	(14,041)
Distributions in excess of earnings allocable to minority partners	(25,827)	(10,445)
TRG Series C and D preferred distributions (Note 1)	(6,750)	(6,750)

Net income (loss)	$(18,003)	$11,619
Series A preferred dividends	(12,450)	(12,450)

Net income (loss) allocable to common shareowners	$(30,453)	$(831)

Net income (loss)	$(18,003)	$11,619
Other comprehensive income (loss):
Change in fair value of available-for-sale securities	(297)	264
Unrealized gain (loss) on interest rate instruments	1,556	(12,642)
Reclassification adjustment for amounts recognized in net income	492	622

Comprehensive income (loss)	$(16,252)	$(137)

Basic income (loss) per common share (Note 9):
Income (loss) from continuing operations	$(0.60)	$(0.14)

Net income (loss)	$(0.60)	$(0.02)

Diluted income (loss) per common share (Note 9):
Income (loss) from continuing operations	$(0.60)	$(0.14)

Net income (loss)	$(0.60)	$(0.03)

Cash dividends declared per common share	$0.78	$0.765

Weighted average number of common shares outstanding	50,562,963	51,052,528

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30
	2003	2002
Cash Flows from Operating Activities:
Income before minority and preferred interests	$14,960	$42,243
Adjustments to reconcile income before
minority and preferred interests to net cash
provided by operating activities:
Depreciation and amortization of continuing operations	65,596	57,459
Depreciation and amortization of discontinued operations	3,227	4,083
Charge related to technology investments		8,125
Provision for losses on accounts receivable	3,633	3,410
Gains on sales of land	(1,361)	(7,463)
Gain on disposition of interests in centers		(12,024)
Other	3,167	1,948
Increase (decrease) in cash attributable to changes
in assets and liabilities:
Receivables, deferred charges and other assets	(4,231)	(2,588)
Accounts payable and other liabilities	2,548	(14,592)

Net Cash Provided By Operating Activities	$87,539	$80,601

Cash Flows from Investing Activities:
Additions to properties	$(109,015)	$(71,954)
Proceeds from sales of land	1,344	13,316
Investment in technology business		(4,090)
Dividend received from technology investment	305	3,090
Net proceeds from disposition of interests in centers		76,446
Acquisition of interests in Joint Ventures	(8,126)	(45,203)
Distributions from Unconsolidated Joint Ventures in excess
of income	44,994	73,523

Net Cash Provided By (Used In) Investing Activities	$(70,498)	$45,128

Cash Flows from Financing Activities:
Debt proceeds	$397,412	$40,831
Debt payments	(333,009)	(96,578)
Debt issuance costs	(3,285)	(1,433)
Distributions to minority and preferred interests	(33,106)	(31,236)
Issuance of stock pursuant to Continuing Offer (Note 8)	1,645	6,646
Issuance of partnership units (Note 10)	49,985
Repurchase of common stock (Note 10)	(52,762)
Cash dividends to Series A preferred shareowners	(12,450)	(12,450)
Cash dividends to common shareowners	(39,994)	(38,983)

Net Cash Used In Financing Activities	$(25,564)	$(133,203)

Net Decrease in Cash and Cash Equivalents	$(8,523)	$(7,474)

Cash and Cash Equivalents at Beginning of Period	32,470	27,447

Cash and Cash Equivalents at End of Period	$23,947	$19,973

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Interim Financial Statements

        Taubman Centers, Inc. (the Company or TCO), a real estate investment trust, or REIT, is the managing general partner of The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG). The Operating Partnership is an operating subsidiary that engages in the ownership, management, leasing, acquisition, development, and expansion of regional retail shopping centers and interests therein. The Operating Partnership’s owned portfolio as of September 30, 2003 included 21 urban and suburban shopping centers in nine states. Construction on an additional center in North Carolina began in October 2003.

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

        At September 30, 2003, the Operating Partnership’s equity included three classes of preferred equity (Series A, C, and D) and the net equity of the partnership unitholders. Net income and distributions of the Operating Partnership are allocable first to the preferred equity interests, and the remaining amounts to the general and limited partners in the Operating Partnership in accordance with their percentage ownership. The Series A Preferred Equity is owned by the Company and is eliminated in consolidation. The Series C and Series D Preferred Equity are owned by institutional investors and have a fixed 9% coupon rate, no stated maturity, sinking fund, or mandatory redemption requirements. The Company, beginning in September 2004 and November 2004, can redeem the Series C and Series D Preferred Equity, respectively.

        Because the net equity of the Operating Partnership unitholders is less than zero, the interest of the noncontrolling unitholders is presented as a zero balance in the consolidated balance sheet as of September 30, 2003 and December 31, 2002. The income allocated to the noncontrolling unitholders is equal to their share of distributions. The net equity of the Operating Partnership is less than zero because of accumulated distributions in excess of net income and not as a result of operating losses. Distributions to partners are usually greater than net income because net income includes non-cash charges for depreciation and amortization.

        The Company’s ownership in the Operating Partnership at September 30, 2003 consisted of a 59% managing general partnership interest, as well as the Series A Preferred Equity interest. The Company’s average ownership percentage in the Operating Partnership for the nine months ended September 30, 2003 and 2002 was 61% and 62%, respectively. At September 30, 2003, the Operating Partnership had 83,412,357 units of partnership interest outstanding, of which the Company owned 49,363,273. Included in the total units outstanding are 87,028 units issued in connection with the 1999 acquisition of Lord Associates that currently do not receive allocations of income or distributions, and 2,083,333 non-voting units issued in May 2003 (Note 10).

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

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 2 — Acquisitions and Dispositions

        In August 2003, the Company entered into an agreement to sell its interest in Biltmore Fashion Park to The Macerich Company. The sales price consists of $51 million cash and approximately 811,000 Marcerich partnership units (subject to an agreed upon trading range). The transaction, which is subject to final due diligence and other customary closing conditions, is expected to close before year-end and has been approved by the Board of Directors of both companies.

        In July 2003, the Company acquired an additional 25% interest in MacArthur Center, bringing its ownership in the shopping center to 95%, for $4.9 million in cash and 190,909 partnership units. Although the number of units issued was determined based on a negotiated value of $27.50 per unit, these units were recorded based on the Company’s common share price of $19.48 on the closing date of July 10, 2003. The Company has not yet finalized its allocations of the purchase price to the tangible and identifiable intangible assets and liabilities acquired.

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

        Assuming the Great Lakes Crossing, MacArthur Center, and Dolphin Mall acquisitions occurred on January 1, 2002, pro forma results of the Company are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Revenues	$92,665	$99,739	$283,861	$283,391
Income before minority and
preferred interests	5,169	15,731	14,607	38,918
Net income (loss)	(6,135)	5,120	(18,482)	7,808
Net income (loss) per common
share - basic	$(0.21)	$0.02	$(0.61)	$(0.09)

        Effective January 1, 2002, the Company adopted FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with this statement, the Company has separately presented the results of Biltmore, La Cumbre Plaza, and Paseo Nuevo as discontinued operations in all periods presented.

Note 3 – Income Taxes

        The Company’s Taxable REIT Subsidiaries are subject to corporate level income taxes, which are provided for in the Company’s financial statements. The Company’s deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. The Company’s temporary differences primarily relate to deferred compensation and depreciation. During the nine months ended September 30, 2003, the Company’s federal income tax expense was zero as a result of a net operating loss incurred from its Taxable REIT Subsidiaries. As of September 30, 2003, the Company had a net deferred tax asset of $3.9 million, after a valuation allowance of $10.4 million.

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 4 — Investments in Unconsolidated Joint Ventures

        Following are the Company’s investments in Unconsolidated Joint Ventures. The Operating Partnership is the managing general partner or managing member in these Unconsolidated Joint Ventures, except for those denoted with an (*).

Unconsolidated Joint Venture	Shopping Center	Ownership as of September 30, 2003
Arizona Mills, L.L.C. *	Arizona Mills	50%
Fairfax Company of Virginia, L.L.C	Fair Oaks	50
Forbes Taubman Orlando, L.L.C. *	The Mall at Millenia	50
Rich-Taubman Associates	Stamford Town Center	50
Sunvalley Shopping Center, LLC	Sunvalley	50
Tampa Westshore Associates	International Plaza	26
Limited Partnership
Taubman-Cherry Creek	Cherry Creek	50
Limited Partnership
West Farms Mall, LLC	Westfarms	79
Woodland	Woodland	50

        As of September 30, 2003, the Operating Partnership has a preferred investment in International Plaza of $14.6 million, on which an annual preferential return of 8.25% will accrue. In addition to the preferred return on its investment, the Operating Partnership will receive a return of its preferred investment before any available cash will be utilized for distributions to non-preferred partners.

        The Company’s carrying value of its Investment in Unconsolidated Joint Ventures differs from its share of the deficiency in assets reported in the combined balance sheet of the Unconsolidated Joint Ventures due to (i) the Company’s cost of its investment in excess of the historical net book values of the Unconsolidated Joint Ventures and (ii) the Operating Partnership’s cost of its investment in excess of the historical net book values of Unconsolidated Joint Ventures, and other adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the Unconsolidated Joint Ventures. The Company’s additional basis allocated to depreciable assets is recognized on a straight-line basis over 40 years. The Operating Partnership’s differences in bases are amortized over the useful lives of the related assets. The net investment in Unconsolidated Joint Ventures is less than zero because of accumulated distributions in excess of net income and not as a result of operating losses. In addition, as the centers appreciate in value, they can be refinanced for amounts greater than the historical costs of the centers. Proceeds in excess of amounts used to repay the existing debt and related financing costs are generally distributed to the partners.

        Combined balance sheet and results of operations information are presented in the following table (in thousands) for the Unconsolidated Joint Ventures, followed by the Operating Partnership’s beneficial interest in the combined information. TRG’s basis adjustments as of September 30, 2003 and December 31, 2002 include $73 million in both periods related to the acquisition of an interest in Sunvalley. Also included in TRG’s basis adjustments as of September 30, 2003 and December 31, 2002 is $10 million and $11 million, respectively, related to the acquisition of an additional interest in Arizona Mills. These amounts are being depreciated over the useful lives of the underlying assets. Beneficial interest is calculated based on the Operating Partnership’s ownership interest in each of the Unconsolidated Joint Ventures. The accounts of Dolphin Mall, formerly a 50% Unconsolidated Joint Venture, are included in these results through the date of its acquisition (Note 2).

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	September 30	December 31
	2003	2002
Assets:
Properties	$1,251,935	$1,248,335
Accumulated depreciation and amortization	(320,733)	(287,670)

	$931,202	$960,665
Cash and cash equivalents	20,548	37,576
Accounts and notes receivable	17,808	16,487
Deferred charges and other assets	29,328	31,668

	$998,886	$1,046,396

Liabilities and accumulated deficiency in assets:
Notes payable	$1,348,229	$1,289,739
Accounts payable and other liabilities	62,159	91,596
TRG's accumulated deficiency in assets	(230,910)	(191,152)
Unconsolidated Joint Venture Partners'
accumulated deficiency in assets	(180,592)	(143,787)

	$998,886	$1,046,396

TRG's accumulated deficiency in assets (above)	$(230,910)	$(191,152)
TRG basis adjustments, including elimination of
intercompany profit	97,633	100,307
TCO's additional basis	119,967	122,247

(Distributions in excess of net income of) Investment in
Unconsolidated Joint Ventures	$(13,310)	$31,402

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002

Revenues	$75,714	$74,163	$234,935	$208,050

Recoverable and other operating expenses	$27,967	$31,113	$84,521	$81,268
Interest expense	21,077	20,683	61,733	58,415
Depreciation and amortization	12,592	13,603	40,098	40,544

Total operating costs	$61,636	$65,399	$186,352	$180,227

Net income	$14,078	$8,764	$48,583	$27,823

Net income allocable to TRG	$7,535	$4,449	$25,847	$15,085
Realized intercompany profit and depreciation
of TRG's additional basis	1,369	2,071	3,262	3,830
Depreciation of TCO's additional basis	(760)	(759)	(2,280)	(2,277)

Equity in income of Unconsolidated Joint Ventures	$8,144	$5,761	$26,829	$16,638

Beneficial interest in Unconsolidated Joint Ventures'
operations:
Revenues less recoverable and other operating
expenses	$26,923	$26,595	$84,352	$73,470
Interest expense	(11,032)	(10,780)	(32,325)	(29,574)
Depreciation and amortization	(7,747)	(10,054)	(25,198)	(27,258)

Equity in income of Unconsolidated Joint Ventures	$8,144	$5,761	$26,829	$16,638

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 5 – Accounts Receivable from Related Parties

        Accounts receivable from related parties include amounts due from Unconsolidated Joint Ventures or other affiliates of the Company, primarily relating to services performed by the Manager. These receivables include certain amounts due to the Manager related to reimbursement of third-party (non-affiliated) costs. In April 2003, the Operating Partnership, as required by a new law, paid certain state taxes on behalf of its non-officer partners, which will be reimbursed by the partners by the end of 2003. As of September 30, 2003, the balance of this receivable was $0.2 million.

Note 6 – Beneficial Interest in Debt and Interest Expense

        In August 2003, the Company completed a $12.6 million refinancing of the land loan on The Shops at Willow Bend. The loan carries an all-in floating rate of LIBOR plus 1.65% and matures in August 2005. Proceeds were used to pay down working capital debt. Partial payments of principal are required to release land parcels from collateral. Such payments would reduce the scheduled minimum principal payments that are required quarterly beginning in August 2004.

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

        In March 2003, the Company closed on a $210 million ten-year non-recourse refinancing of the $156 million outstanding balance of the existing construction loan on The Mall at Millenia at an all-in rate of 5.5%. Proceeds of $10.5 million were used for tenant allowances. The Company used its $21 million share of distributed proceeds to pay down lines of credit.

        In February 2003, the Company completed a $151 million ten-year fixed-rate non-recourse refinancing of the existing $143 million loan on Great Lakes Crossing at an all-in rate of 5.3%. The Company used its $6.2 million share of excess proceeds to pay down lines of credit.

        Payments of principal and interest on the loans in the following table are guaranteed by the Operating Partnership as of September 30, 2003. Dolphin Mall, Stony Point Fashion Park, and The Mall at Wellington Green loan agreements provide for a reduction of the amounts guaranteed as certain center performance and valuation criteria are met.

Center	Loan balance as of 9/30/03	TRG's beneficial interest in loan balance as of 9/30/03	Amount of loan balance guaranteed by TRG as of 9/30/03	% of loan balance guaranteed by TRG	% of interest guaranteed by TRG
	(in millions of dollars)
Dolphin Mall	162.9	162.9	81.5	50%	100%
Stony Point Fashion Park	72.6	72.6	72.6	100	100
The Mall at Millenia-Term Loan	2.5	1.3	1.3	50	50
The Mall at Wellington Green	152.0	136.8	152.0	100	100
The Shops at Willow Bend	149.7	149.7	149.7	100	100
Willow Bend Land Loan	12.6	12.6	12.6	100	100

        The Operating Partnership’s beneficial interest in the debt, capitalized interest, and interest expense of its consolidated subsidiaries and its Unconsolidated Joint Ventures in its continuing operations is summarized in the following table. The Operating Partnership’s beneficial interest in consolidated subsidiaries excludes debt and interest relating to the minority interests in MacArthur Center (5% at September 30, 2003, Note 2), The Mall at Wellington Green, and prior to March 2003, Great Lakes Crossing (Note 2). Also excluded from this table is Biltmore Fashion Park, which is classified as discontinued operations.

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	At 100%		At Beneficial Interest

	Consolidated Subsidiaries	Unconsolidated Joint Ventures	Consolidated Subsidiaries	Unconsolidated Joint Ventures	Total

Debt as of:
September 30, 2003	$1,534,024	$1,348,229	$1,511,774	$689,610	$2,201,384
December 31, 2002	1,463,725	1,289,739	1,385,217	660,238	2,045,455

Capitalized Interest:
Nine months ended September 30, 2003	$ 7,790		$ 7,636		$ 7,636
Nine months ended September 30, 2002	4,511	$ 3,202	4,422	$ 1,601	6,023

Interest Expense:
Nine months ended September 30, 2003	$ 62,083	$ 61,733	$ 59,663	$ 32,325	$ 91,988
Nine months ended September 30, 2002	56,796	58,415	53,063	29,574	82,637

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

        There were options for 135,293 units exercised during the nine months ended September 30, 2003 at an average exercise price of $12.16 per unit. During the nine months ended September 30, 2002, options for 579,508 units were exercised at a weighted average price of $11.47 per unit. There were no options granted during the nine months ended September 30, 2003 and 2002. As of September 30, 2003, there were options for 1.5 million units outstanding with a weighted average exercise price of $12.10 per unit, all of which were vested.

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

        In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123". This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has determined that it will apply the prospective method of implementing SFAS No. 148, and apply its expense recognition provisions to all employee awards granted, modified, or settled after January 1, 2003. During the nine months ended September 30, 2003, there would have been no additional compensation expense if the Company applied the fair value method of SFAS No. 148 to its existing options, as all are vested. The effect of applying this method for the nine months ended September 30, 2002 would be immaterial.

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 8 — Commitments and Contingencies

        At the time of the Company’s initial public offering (IPO) and acquisition of its partnership interest in the Operating Partnership, the Company entered into an agreement (the Cash Tender Agreement) with A. Alfred Taubman, who owns an interest in the Operating Partnership, whereby he has the annual right to tender to the Company units of partnership interest in the Operating Partnership (provided that the aggregate value is at least $50 million) and cause the Company to purchase the tendered interests at a purchase price based on a market valuation of the Company on the trading date immediately preceding the date of the tender. The Company will have the option to pay for these interests from available cash, borrowed funds, or from the proceeds of an offering of the Company’s common stock. Generally, the Company expects to finance these purchases through the sale of new shares of its stock. The tendering partner will bear all market risk if the market price at closing is less than the purchase price and will bear the costs of sale. Any proceeds of the offering in excess of the purchase price will be for the sole benefit of the Company. At A. Alfred Taubman’s election, his family and certain others may participate in tenders. Based on a market value at September 30, 2003 of $19.60 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $484 million. The purchase of these interests at September 30, 2003 would have resulted in the Company owning an additional 30% interest in the Operating Partnership.

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

        In the fall of 2002, the Company received an unsolicited proposal from Simon Property Group, Inc. (SPG) seeking to acquire control of the Company. The proposal was subsequently revised. Thereafter, a tender offer was commenced by SPG and later joined by a subsidiary of Westfield America Trust (Westfield). The Company’s Board of Directors rejected the proposal and recommended that the Company’s shareholders not tender their shares pursuant to SPG’s and Westfield’s tender offer. SPG filed suit against the Company to enjoin the voting of the Company’s Series B Non-Participating Convertible Preferred Stock based on a variety of legal theories. In October 2003, SPG and Westfield withdrew their tender offer, and the Company and SPG mutually agreed to end the litigation.

        During the nine months ended September 30, 2003, the Company incurred approximately $25.1 million in costs in connection with the unsolicited tender offer and related litigation. The Company expects that recoveries under its Directors and Officers Liability Insurance will offset any expenses incurred during the fourth quarter of 2003.

        The Company is currently involved in certain litigation arising in the ordinary course of business. Management believes that this litigation will not have a material adverse effect on the Company’s financial statements.

         A partial payment on the Dolphin construction loan will be required to be made in December 2003 under the terms of the loan agreement. Although the amount has not yet been determined, the Company presently expects that the payment will be approximately $20 million. The Company also expects that a partial prepayment on the Wellington construction loan may be required at the first extension date in May 2004. The amount of the payment has not been determined, as it is based on leases in place at the time of the extension.

        Refer to Note 6 for the Operating Partnership’s guarantees of certain debt.

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 9 — Earnings Per Share

        Basic earnings per common share are calculated by dividing earnings available to common shareowners by the average number of common shares outstanding during each period. For diluted earnings per common share, the Company’s ownership interest in the Operating Partnership (and therefore earnings) is adjusted assuming the exercise of all options for units of partnership interest under the Operating Partnership’s incentive option plan having exercise prices less than the average market value of the units using the treasury stock method. There were no options excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2003 and September 30, 2002.

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Income (loss) from continuing operations allocable to
common shareowners (Numerator):
Net income (loss) allocable to common shareowners	$(10,204)	$1,757	$(30,453)	$(831)
Common shareowners' share of discontinued
operations	(22)	147	(66)	(6,069)

Basic income (loss) from continuing operations	$(10,226)	$1,904	$(30,519)	$(6,900)
Effect of dilutive options	(5)	(122)	(7)	(156)

Diluted income (loss) from continuing operations	$(10,231)	$1,782	$(30,526)	$(7,056)

Shares (Denominator) - basic and diluted	49,348,000	51,194,177	50,562,963	51,052,528

Income (loss) from continuing operations per
common share - basic	$(0.21)	$0.04	$(0.60)	$(0.14)

Income (loss) from continuing operations per
common share - diluted	$(0.21)	$0.03	$(0.60)	$(0.14)

Per share effects of discontinued operations:
Basic	$0.00	$0.00	$0.00	$0.12

Diluted	$0.00	$0.00	$0.00	$0.11

Note 10 – Equity Transactions

        In July 2003, additional partnership units were issued in connection with the acquisition of an additional interest in MacArthur Center (Note 2).

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

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 11 – Cash Flow Disclosures and Noncash Investing and Financing Activities

        Interest paid on mortgage notes and other loans of the Company’s continuing operations during the nine months ended September 30, 2003 and 2002, net of amounts capitalized of $7.8 million and $4.5 million, was $57.5 million and $52.4 million, respectively. Interest paid on mortgage notes and other loans of discontinued operations during the nine months ended September 30, 2003 and 2002, was $4.5 million in both periods. Partnership units recorded at $3.7 million were issued in connection with the acquisition of the additional interest in MacArthur Center in 2003 (Note 2).

Note 12 – New Accounting Pronouncements

        In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is currently effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective for the Company on July 1, 2003. In October 2003, the FASB agreed to defer the application of paragraphs 9 and 10 of FAS 150 regarding mandatorily redeemable non-controlling interests in subsidiaries that would not be liabilities under FAS 150 for the subsidiary. The deferral will be for an indefinite period. The remaining provisions of SFAS 150 had no impact on the Company’s financial statements.

        In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities” (FIN 46). This Interpretation addresses consolidation by business enterprises of certain variable interest entities and the conditions under which they should be included in consolidated financial statements. FIN 46 is effective for the first interim or annual period ending after December 15, 2003. In the near future, the FASB is expected to release for exposure an interpretation that would modify FIN 46. The Company does not currently believe that FIN 46 will change the entities which the Company currently consolidates in its financial statements.

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

        The operations of the shopping centers can be understood by measuring their performance as a whole, without regard to the Company’s ownership interest. Consequently, in addition to the discussion of the operations of the Consolidated Businesses, the operations of the Unconsolidated Joint Ventures are presented and discussed as a whole.

        There are a number of items that affect the comparability of information used in measuring performance. During 2003, the Company opened Stony Point Fashion Park (Results of Operations — Recent Openings) and entered into an agreement to sell its interest in Biltmore Fashion Park (Results of Operations — Acquisitions and Dispositions). During 2002, the Company opened The Mall at Millenia (Results of Operations – Recent Openings). Also during 2002, the Company acquired an interest in Sunvalley and sold its interests in La Cumbre Plaza and Paseo Nuevo (Results of Operations – Acquisitions and Dispositions). The Company opened four new shopping centers during 2001, which are currently not at stabilization. Additional 2003 and 2002 statistics that exclude Biltmore, La Cumbre Plaza, The Mall at Millenia, Paseo Nuevo, Stony Point, Sunvalley, and the centers that opened in 2001 are provided to present the performance of comparable centers in the Company’s continuing operations.

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

        The following table summarizes certain quarterly operating data for 2002 and the first three quarters of 2003.

	1st Quarter 2002	2nd Quarter 2002	3rd Quarter 2002	4th Quarter 2002	Total 2002	1st Quarter 2003	2nd Quarter 2003	3rd Quarter 2003

Mall tenant sales	$645,317	$669,448	$691,205	$1,107,650	$3,113,620	$706,227	$764,404	$775,154
Revenues (1)	147,222	155,044	165,955	180,081	648,302	176,930	173,511	168,359
Occupancy:
Ending-comparable (2)	86.5%	87.9%	89.1%	90.3%	90.3%	87.8%	87.8%	87.1%
Average-comparable (2)	87.0	87.2	88.7	90.0	87.6	88.4	87.7	87.4
Ending	83.3	84.2	85.2	87.0	87.0	85.5	85.5	85.2
Average	83.3	83.7	84.7	86.5	84.8	85.7	85.4	85.4
Leased space:
Comparable (2)	91.4	91.2	92.0	93.3	93.3	91.1	90.2	90.1
All centers	87.4	87.6	88.5	90.3	90.3	88.6	88.0	88.4
(1)	Represents revenues of all consolidated businesses and unconsolidated joint ventures at 100% in the Company’s continuing operations. Prior period amounts have been restated to exclude Biltmore.
(2)	Excludes the centers that opened in 2001, Biltmore, La Cumbre Plaza, The Mall at Millenia, Paseo Nuevo, Stony Point, and Sunvalley.

        Because the seasonality of sales contrasts with the generally fixed nature of minimum rents and recoveries, mall tenant occupancy costs (the sum of minimum rents, percentage rents and expense recoveries) relative to sales are considerably higher in the first three quarters than they are in the fourth quarter. The following table summarizes occupancy costs, excluding utilities, for mall tenants as a percentage of sales for 2002 and the first three quarters of 2003:

	1st Quarter 2002	2nd Quarter 2002	3rd Quarter 2002		4th Quarter 2002	Total 2002	1st Quarter 2003	2nd Quarter 2003	3rd Quarter 2003

Minimum rents	12.1%	11.9%	11.9%		8.1%	10.6%	12.5%	11.3%	11.5%
Percentage rents	0.3	0.0	0.0		0.4	0.2	0.3	0.1	0.1
Expense recoveries	5.4	5.7	6.1		3.8	5.0	5.9	6.1	5.1

Mall tenant occupancy costs	17.8%	17.6%	18.0%	(1)	12.3%	15.8%	18.7%	17.5%	16.7%	(1)

(1)	Excluding the centers that opened in 2001, Biltmore, La Cumbre Plaza, The Mall at Millenia, Paseo Nuevo, Stony Point, and Sunvalley, mall tenant occupancy costs as a percentage of sales were 16.2% and 17.3% during the three months ended September 30, 2003 and September 30, 2002, respectively.

Current Operating Trends

        In 2002 and 2003, the regional shopping center industry has been affected by the softness in the national economy. Economic and geopolitical pressures that affect consumer confidence, job growth, energy costs, and income gains can affect retail sales growth and impact the Company’s ability to lease vacancies and negotiate rents at advantageous rates. The impact of a soft economy on the Company’s current results of operations can be moderated by lease cancellation income, which tends to increase in down-cycles of the economy. During the first nine months of 2003, the Company recognized its approximately $10.8 million share of lease cancellation revenue, which exceeded historical averages for entire annual periods; this level of lease cancellation income is not indicative of future periods. The Company expects that its share of total lease cancellation revenue could be as much as $12 million for 2003.

        The Company’s sales statistics have shown improvement over the last six months. Tenant sales per square foot in the third quarter of 2003 increased by 4.1% compared to the same period in 2002. Sales directly impact the amount of percentage rents certain tenants and anchors pay. The effects of increases or declines in sales on the Company’s operations are moderated by the relatively minor share of total rents (approximately two percent) percentage rents represent. However, a sustained trend in sales does impact, either negatively or positively, the Company’s ability to lease vacancies and negotiate rents at advantageous rates.

        Occupancy at September 30, 2003 and September 30, 2002 was 85.2% for the total portfolio. For the comparable center portfolio, ending occupancy was 87.1% at September 30, 2003 versus 89.1% at September 30, 2002. Thus, the Company is experiencing increases in occupancy in its noncomparable portfolio, which includes its centers which opened in 2001. Increased income from temporary in-line tenants, which has become an integral part of the Company’s business, is expected to partially offset the impact of lower occupancy in the comparable center portfolio. Temporary tenants, defined as those with leases less than 12 months, are not included in occupancy or leased space statistics. The Company expects to end the year with about three percent of GLA leased to temporary tenants. The Company presently expects that occupancy in 2004 will be consistent with 2003 levels in the first half of the year with improving occupancy in the second half of the year.

        During the first nine months of 2003 and 2002, 1.9% and 1.4%, respectively, of the Company’s tenants sought the protection of the bankruptcy laws.

Rental Rates

        Annualized average base rent per square foot for all mall tenants at the Company’s 13 comparable centers was $43.12 for the three months ended September 30, 2003, compared to $42.28 for the three months ended September 30, 2002. As leases have expired in the shopping centers, the Company has generally been able to rent the available space, either to the existing tenant or a new tenant, at rental rates that are higher than those of the expired leases. In periods of increasing sales, rents on new leases will tend to rise as tenants’ expectations of future growth become more optimistic. In periods of slower growth or declining sales, rents on new leases will grow more slowly or may decline for the opposite reason. However, center revenues nevertheless increase as older leases roll over or are terminated early and replaced with new leases negotiated at current rental rates that are usually higher than the average rates for existing leases.

        Average base rent per square foot on 148 thousand square feet of tenant space opened in the Company’s 13 comparable centers was $49.31 for the three months ended September 30, 2003, compared to average base rent per square foot of $43.52 on 188 thousand square feet of tenant space that closed during the same period, reflecting a spread of $5.79 per square foot between the opening and closing average rent. This spread may not be indicative of future periods, as this statistic is not computed on comparable tenant spaces, and can vary significantly from quarter to quarter depending on the total amount, location, and average size of tenant space opening and closing in the period.

Results of Operations

Acquisitions and Dispositions

        In August 2003, the Company entered into an agreement to sell its interest in Biltmore Fashion Park to The Macerich Company. The sales price consists of $51 million in cash and approximately 811,000 Macerich partnership units (subject to an agreed upon trading range). The transaction, which is subject to final due diligence and other customary closing conditions, is expected to close before year-end and has been approved by the Board of Directors of both companies. The results of Biltmore are being presented as discontinued operations in the Company’s Statement of Operations for all periods presented.

        In July 2003, the Company acquired an additional 25% interest in MacArthur Center, bringing its ownership in the shopping center to 95%, for $4.9 million in cash and 190,909 operating partnership units. Although the number of units issued was determined based on a negotiated value of $27.50 per unit, these units have been recorded based on the Company’s common share price of $19.48 as of the closing date of July 10, 2003. The Company has not yet finalized its allocations of the purchase price to the tangible and identifiable intangible assets and liabilities acquired.

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

Debt Transactions

        In August 2003, the Company completed a $12.6 million refinancing of the land loan on The Shops at Willow Bend. The loan carries an all-in floating rate of LIBOR plus 1.65% and matures in August 2005. Proceeds were used to pay down working capital debt. Partial payments of principal are required to release land parcels from collateral. Such payments would reduce the scheduled minimum principal payments that are required quarterly beginning in August 2004.

        In June 2003, the Company completed a $150 million refinancing of the $182 million existing construction loan on The Shops at Willow Bend. The loan carries an all-in floating rate of LIBOR plus 2.9% including fees and matures in July 2006, with an option to extend for up to an additional two years. Proceeds were used to pay off the construction financing at the center. The Company also used existing lines of credit to pay down the original loan. Proceeds of $8 million and a letter of credit for $10.25 million were held in escrow for future tenant allowances, leasing, and property tax costs.

        In March 2003, the Company closed on a $210 million ten-year non-recourse refinancing of the $156 million outstanding balance of the existing construction loan on The Mall at Millenia at an all-in rate of 5.5%. Proceeds of $10.5 million were used for tenant allowances. The Company used its $21 million share of distributed proceeds to pay down lines of credit.

        In February 2003, the Company completed a $151 million ten-year fixed-rate non-recourse refinancing of the existing $143 million loan on Great Lakes Crossing at an all-in rate of 5.3%. The Company used its $6.2 million share of excess proceeds to pay down lines of credit.

        The $146 million loan on Beverly Center will be prepayable without penalty in January 2004. The Company expects that it would be able to refinance the center for approximately $350 million. The proceeds would be used to pay down the existing $146 million, 8.36% loan, related transaction costs, and initially, the Company’s line of credit. Based on current rates, the net impact of the refinancing would be to increase annual interest expense by approximately $3 million until the excess proceeds were reinvested.

Recent Openings

        Stony Point Fashion Park, a wholly-owned regional center, opened September 18, 2003 in Richmond, Virginia. Stony Point Fashion Park was nearly 99 percent leased and committed upon opening. The 690,000 square foot center is anchored by Saks Fifth Avenue, Galyan’s Stores, and Dillard’s.

        The Mall at Millenia, a 1.1 million square foot center in which the Operating Partnership has a 50% interest, opened in October 2002 in Orlando, Florida.

Unsolicited Tender Offer

        In the fall of 2002, the Company received an unsolicited proposal from Simon Property Group, Inc. (SPG) seeking to acquire control of the Company. The proposal was subsequently revised. Thereafter, a tender offer was commenced by SPG and later joined by a subsidiary of Westfield America Trust (Westfield). The Company’s Board of Directors rejected the proposal and recommended that the Company’s shareholders not tender their shares pursuant to SPG’s and Westfield’s tender offer. SPG filed suit against the Company to enjoin the voting of the Company’s Series B Non-participating Convertible Preferred Stock based on a variety of legal theories. In October 2003, SPG and Westfield withdrew their tender offer, and the Company and SPG mutually agreed to end the litigation.

        During the nine months ended September 30, 2003, the Company incurred approximately $25.1 million in costs in connection with the unsolicited tender offer and related litigation. The Company expects that recoveries under its Directors and Officers Liability Insurance will offset any expenses incurred during the fourth quarter of 2003.

New Accounting Pronouncements

        In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is currently effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. In October 2003, the FASB agreed to defer the application of paragraphs 9 and 10 of FAS 150 to mandatorily redeemable non-controlling interests in subsidiaries that would not be liabilities under FAS 150 for the subsidiary. The deferral will be for an indefinite period. The remaining provisions of SFAS 150 had no impact on the Company’s financial statements.

        In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities” (FIN 46). This Interpretation addresses consolidation by business enterprises of certain variable interest entities and the conditions under which they should be included in consolidated financial statements. FIN 46 is effective for the first interim or annual period ending after December 15, 2003. In the near future, the FASB is expected to release for exposure an interpretation that would modify FIN 46. The Company does not currently believe that FIN 46 will change the entities that the Company currently consolidates in its financial statements.

Other

        In July 2003, May Company announced that it intends to divest 32 of its 86 Lord & Taylor stores, including four at the Company’s centers. As May Company’s press release outlined, the company has decided to exit certain markets in the south and southwest including Florida, Texas, and Colorado. This impacts Cherry Creek, International Plaza, Wellington Green, and Willow Bend. May had also announced in its press release that it will continue to fulfill its obligations under existing documents to operate each store until satisfactory arrangements can be negotiated to divest each location. The Company is continuing discussions with May and expects that a mutually satisfactory and positive solution for each center will be found.

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

Presentation of Operating Results

        The following tables contain the operating results of the Company’s Consolidated Businesses and the Unconsolidated Joint Ventures. Income allocated to the minority partners in the Operating Partnership and preferred interests is deducted to arrive at the results allocable to the Company’s common shareowners. Because the net equity of the Operating Partnership is less than zero, the income allocated to the minority partners is equal to their share of distributions. The net equity of these minority partners is less than zero due to accumulated distributions in excess of net income and not as a result of operating losses. Distributions to partners are usually greater than net income because net income includes non-cash charges for depreciation and amortization. Amounts allocable to minority partners in certain consolidated joint ventures are added back or deducted to arrive at the net results of the Company. The Company’s average ownership percentage of the Operating Partnership was approximately 59% and 61% during the three and nine months ended September 30, 2003, respectively, and 62% during both the three and nine months ended September 30, 2002.

        The results of Dolphin Mall are presented within the Consolidated Businesses subsequent to its October 2002 acquisition. Prior to that date, they are included within the Unconsolidated Joint Ventures. The results of Biltmore Fashion Park are presented as discontinued operations in 2003 and 2002. The results of La Cumbre Plaza and Paseo Nuevo, including the gains on their disposition in 2002, are presented as discontinued operations in 2002.

        The operating results in the following tables include the supplemental earnings measures of Beneficial Interest in EBITDA and Funds from Operations (FFO). Beneficial Interest in EBITDA represents the Operating Partnership’s share of the earnings before interest and depreciation and amortization, excluding gains on sales of depreciated operating properties of its consolidated and unconsolidated businesses. The Company believes Beneficial Interest in EBITDA provides a useful indicator of operating performance, as it is customary in the real estate and shopping center business to evaluate the performance of properties on a basis unaffected by capital structure.

        The National Association of Real Estate Investment Trusts (NAREIT) defines FFO as net income (loss) (computed in accordance with Generally Accepted Accounting Principles (GAAP)), excluding gains (or losses) from extraordinary items and sales of properties, plus real estate related depreciation and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that FFO is a useful supplemental measure of operating performance for REITs. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, the Company and most industry investors and analysts have considered presentations of operating results that exclude historical cost depreciation to be useful in evaluating the operating performance of REITs. FFO is primarily used by the Company in measuring performance and in formulating corporate goals and compensation. FFO as presented by the Company is not necessarily comparable to the FFO of other REITs due to the fact that not all REITs use the NAREIT definition. FFO should not be considered an alternative to net income as an indicator of the Company’s operating performance. Additionally, FFO does not represent cash flows from operating, investing or financing activities as defined by GAAP.

        Reconciliations of Net Income (Loss) to Funds from Operations and Beneficial Interest in EBITDA are presented following the Comparison of the Nine Months Ended September 30, 2003 to the Nine Months Ended September 30, 2002.

      Comparison of the Three Months Ended September 30, 2003 to the Three Months Ended September 30, 2002

        The following table sets forth operating results for the three months ended September 30, 2003 and September 30, 2002, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

	Three Months Ended September 30, 2003			Three Months Ended September 30, 2002

	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100% (1)	TOTAL OF CONSOLIDATED BUSINESSES AND UNCONSOLIDATED JOINT VENTURES AT 100%(1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100% (1)	TOTAL OF CONSOLIDATED BUSINESSES AND UNCONSOLIDATED JOINT VENTURES AT 100%(1)

	(in millions of dollars)
REVENUES:
Minimum rents	51.4	49.3	100.7	45.8	47.2	93.0
Percentage rents	1.0	0.6	1.5	0.2	0.9	1.1
Expense recoveries	29.9	23.7	53.6	30.6	24.6	55.2
Management, leasing and development	5.1		5.1	5.6		5.6
Other	5.3	2.1	7.4	9.7	1.4	11.1

Total revenues	92.6	75.7	168.4	91.8	74.2	166.0

OPERATING COSTS:
Recoverable expenses	28.4	20.9	49.3	26.8	22.5	49.3
Other operating	8.2	5.2	13.4	7.8	5.8	13.6
Costs related to unsolicited tender offer	6.0		6.0
Management, leasing and development	4.3		4.3	4.6		4.6
General and administrative	5.8		5.8	4.4		4.4
Interest expense	20.6	21.1	41.6	18.5	20.7	39.2
Depreciation and amortization (2)	22.3	13.0	35.3	18.9	14.2	33.1

Total operating costs	95.7	60.2	155.8	81.0	63.2	144.2

	(3.0)	15.5	12.5	10.8	10.9	21.8

Equity in income of Unconsolidated Joint
Ventures (2)	8.1			5.7

Income before discontinued operations
and minority and preferred interests	5.1			16.6
Discontinued operations:
EBITDA	2.4			2.6
Interest expense	(1.5)			(1.6)
Depreciation and amortization	(0.8)			(1.3)
Minority and preferred interests:
TRG preferred distributions	(2.3)			(2.3)
Minority interest in consolidated joint
ventures	0.1
Minority share of (income) loss of TRG	(0.3)			(4.5)
Distributions in excess of minority share
of income	(8.8)			(3.7)

Net income (loss)	(6.1)			5.9
Series A preferred dividends	(4.2)			(4.2)

Net income (loss) allocable to common
shareowners	(10.2)			1.8

SUPPLEMENTAL INFORMATION:
EBITDA - 100% (3)	42.2	49.6	91.9	50.8	45.9	96.7
EBITDA - outside partners' share	(0.4)	(22.7)	(23.1)	(2.1)	(19.3)	(21.4)

Beneficial interest in EBITDA (3)	41.9	26.9	68.8	48.7	26.6	75.2
Beneficial interest expense	(21.8)	(11.0)	(32.8)	(18.8)	(10.8)	(29.6)
Non-real estate depreciation	(0.6)		(0.6)	(0.7)		(0.7)
Preferred dividends and distributions	(6.4)		(6.4)	(6.4)		(6.4)

Funds from Operations contribution (3)	13.1	15.9	29.0	22.8	15.8	38.6

(1)     With the exception of the Supplemental Information, amounts include 100% of the Unconsolidated Joint Ventures and are net of intercompany profits. The Unconsolidated Joint Ventures are presented at 100% in order to allow for measurement of their performance as a whole, without regard to the Company’s ownership interest. In its consolidated financial statements, the Company accounts for its investments in the Unconsolidated Joint Ventures under the equity method. A total column is also provided to assist a reader in relating the results of operations to operating statistics and other center information that is also presented at 100%.
(2)     Amortization of the Company’s additional basis in the Operating Partnership was $1.8 million in both 2003 and 2002. Of this amount, $0.8 million was included in equity in income of Unconsolidated Joint Ventures in both 2003 and 2002, while $1.0 million in both 2003 and 2002 was included in depreciation and amortization.
(3)     TRG’s Beneficial Interest in EBITDA and FFO for the three months ended September 30, 2003 includes costs of $6.0 million incurred in connection with the unsolicited tender offer. There were no such costs incurred during the three months ended September 30, 2002.
(4)     Amounts in the table may not add due to rounding.

Consolidated Businesses

        Total revenues for the three months ended September 30, 2003 were $92.6 million, versus $91.8 million for the comparable period in 2002. Minimum rents increased $5.6 million, primarily due to the consolidation of Dolphin Mall. Minimum rents also increased due to increases in average rents and income from temporary tenants and specialty retailers. Expense recoveries decreased due to adjustments to the expected recovery rate affecting both current and prior quarters. New features in the Company’s systems have enabled the Company to better estimate recoveries, which should reduce the amount of prior year adjustments in the future. This decrease was partially offset by an increase due to the consolidation of Dolphin Mall. Other revenue decreased by $4.4 million from 2002 primarily due to decreases in gains on sales of peripheral land and lease cancellation income.

        Total operating costs were $95.7 million, a $14.7 million or 18.1% increase over the comparable period in 2002. Recoverable expenses increased primarily due to Dolphin Mall, partially offset by decreases in property taxes and maintenance costs at certain other centers. During the third quarter of 2003, $6.0 million in costs were incurred in connection with the unsolicited tender offer. General and administrative expenses increased primarily due to deferred bonus expense based on the Company’s stock price and higher insurance costs. Excluding the impact due to the deferred bonus expense, the Company expects general and administrative expense to be approximately $5.5 million per quarter. Interest expense increased primarily due to the consolidation of Dolphin Mall and increases due to the hedging of certain floating rate debt offset by decreases in floating rates. Depreciation expense increased primarily due to the acquisition of the additional interest in Dolphin Mall and the opening of Stony Point.

Unconsolidated Joint Ventures

        Total revenues for the three months ended September 30, 2003 were $75.7 million, a $1.5 million or 2.0% increase from the comparable period of 2002. Minimum rents increased $2.1 million primarily due to Millenia, partially offset by a decrease due to the transfer of Dolphin Mall to the Consolidated Businesses. Minimum rents also increased due to increases in average rents and income from temporary tenants and specialty retailers. Expense recoveries decreased due to adjustments to the expected recovery rate affecting both current and prior quarters and the transfer of Dolphin Mall to the Consolidated Businesses, offset partially by Millenia.

        Total operating costs decreased by $3.0 million to $60.2 million for the three months ended September 30, 2003. Recoverable expenses decreased primarily due to the transfer of Dolphin Mall, partially offset by Millenia. Interest expense increased due to the Sunvalley refinancing and increased debt (and decreased capitalized interest upon opening) of Millenia, partially offset by a decrease due to the transfer of Dolphin Mall. Depreciation expense decreased due to Dolphin Mall, partially offset by Millenia.

        As a result of the foregoing, income of the Unconsolidated Joint Ventures increased by $4.6 million to $15.5 million. The Company’s equity in income of the Unconsolidated Joint Ventures was $8.1 million, a $2.4 million increase from the comparable period in 2002.

Net Income

        As a result of the foregoing, the Company’s income before discontinued operations and minority and preferred interests decreased by $11.5 million to $5.1 million for the three months ended September 30, 2003. After allocation of income to minority and preferred interests, the net loss allocable to common shareowners for 2003 was $(10.2) million compared to net income of $1.8 million in 2002.

        Comparison of the Nine Months Ended September 30, 2003 to the Nine Months Ended September 30, 2002

        The following table sets forth operating results for the nine months ended September 30, 2003 and September 30, 2002, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

	Nine Months Ended September 30, 2003			Nine Months Ended September 30, 2002

	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100% (1)	TOTAL OF CONSOLIDATED BUSINESSES AND UNCONSOLIDATED JOINT VENTURES AT 100%(1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100% (1)	TOTAL OF CONSOLIDATED BUSINESSES AND UNCONSOLIDATED JOINT VENTURES AT 100%(1)

	(in millions of dollars)
REVENUES:
Minimum rents	150.8	146.4	297.1	133.7	133.7	267.5
Percentage rents	2.4	1.9	4.3	1.8	1.4	3.2
Expense recoveries	93.4	76.2	169.7	85.5	67.5	153.0
Management, leasing and development	15.5		15.5	16.4		16.4
Other	21.8	10.4	32.2	22.7	5.4	28.2

Total revenues	283.9	234.9	518.8	260.2	208.1	468.2

OPERATING COSTS:
Recoverable expenses	84.1	64.5	148.6	73.7	58.9	132.6
Other operating	26.6	15.3	41.9	23.6	16.8	40.4
Charge related to technology investments				8.1		8.1
Costs related to unsolicited tender offer	25.1		25.1
Management, leasing and development	14.4		14.4	14.6		14.6
General and administrative	18.1		18.1	14.8		14.8
Interest expense	62.1	61.7	123.8	56.8	58.5	115.2
Depreciation and amortization (2)	65.6	41.3	106.9	57.5	41.8	99.3

Total operating costs	296.0	182.8	478.7	249.1	176.0	425.1

	(12.0)	52.1	40.1	11.1	32.1	43.1

Equity in income of Unconsolidated Joint
Ventures (2)	26.8			16.6

Income before discontinued operations
and minority and preferred interests	14.8			27.7
Discontinued operations:
Gain on disposition of interests in centers				12.0
EBITDA	8.0			11.2
Interest	(4.6)			(4.6)
Depreciation and amortization	(3.2)			(4.1)
Minority and preferred interests:
TRG preferred distributions	(6.8)			(6.8)
Minority interest in consolidated joint
ventures	0.1			0.6
Minority share of income of TRG	(0.5)			(14.0)
Distributions in excess of minority share
of income	(25.8)			(10.4)

Net income (loss)	(18.0)			11.6
Series A preferred dividends	(12.5)			(12.5)

Net income (loss) allocable to common
shareowners	(30.5)			(0.8)

SUPPLEMENTAL INFORMATION:
EBITDA - 100% (3)	123.6	155.1	278.8	136.5	132.3	268.9
EBITDA - outside partners' share	(3.6)	(70.8)	(74.4)	(6.3)	(58.9)	(65.1)

Beneficial interest in EBITDA (3)	120.0	84.4	204.4	130.3	73.5	203.8
Beneficial interest expense	(64.3)	(32.3)	(96.6)	(57.7)	(29.6)	(87.3)
Non-real estate depreciation	(1.9)		(1.9)	(2.1)		(2.1)
Preferred dividends and distributions	(19.2)		(19.2)	(19.2)		(19.2)

Funds from Operations contribution (3)	34.7	52.0	86.7	51.3	43.9	95.2

(1)     With the exception of the Supplemental Information, amounts include 100% of the Unconsolidated Joint Ventures and are net of intercompany profits. The Unconsolidated Joint Ventures are presented at 100% in order to allow for measurement of their performance as a whole, without regard to the Company’s ownership interest. In its consolidated financial statements, the Company accounts for its investments in the Unconsolidated Joint Ventures under the equity method. A total column is also provided to assist a reader in relating the results of operations to operating statistics and other center information that is also presented at 100%.
(2)     Amortization of the Company’s additional basis in the Operating Partnership was $5.5 million in both 2003 and 2002. Of this amount, $2.3 million was included in equity in income of Unconsolidated Joint Ventures for both years, while $3.2 million was included in depreciation and amortization in both 2003 and 2002.
(3)     TRG’s Beneficial Interest in EBITDA and FFO for the nine months ended September 30, 2003 includes costs of $25.1 million incurred in connection with the unsolicited tender offer. There were no such costs incurred during the nine months ended September 30, 2002. TRG’s Beneficial Interest in EBITDA and FFO for the nine months ended September 30, 2002 were restated from previously reported amounts to include charges related to technology investments of $8.1 million recognized during 2002 and previously excluded from Beneficial Interest in EBITDA and FFO.
(4)     Amounts in the table may not add due to rounding.

Consolidated Businesses

        Total revenues for the nine months ended September 30, 2003 were $283.9 million, a $23.7 million or 9.1% increase over the comparable period in 2002. Minimum rents increased $17.1 million, primarily due to the consolidation of Dolphin Mall. Minimum rents also increased due to increased average occupancy and income from temporary tenants and specialty retailers. The Company expects continued revenue growth from temporary tenants in 2003. Expense recoveries increased primarily due to Dolphin Mall. Revenue from management, leasing, and development services decreased in part due to the loss of Sunvalley revenue due to its acquisition. This income varies from quarter to quarter because the timing of income and expense are not matched. Other revenue decreased by $0.9 million from 2002 primarily due to a decrease on gains of sales of peripheral land, partially offset by an increase in lease cancellation revenue. The Company continues to estimate that annual 2003 gains on land sales could be as much as $5 million.

        Total operating costs were $296.0 million, a $46.9 million or 18.8% increase over the comparable period in 2002. Recoverable expenses increased primarily due to Dolphin Mall. Other operating expense increased due to Dolphin Mall, and increases in property management costs and bad debt expense, partially offset by a decrease in the charge to operations for pre-development activities. During 2003, $25.1 million in costs were incurred in connection with the unsolicited tender offer. The Company expects that recoveries under its Directors and Officers Liability Insurance will offset any expenses incurred during the fourth quarter of 2003. During 2002, the Company recognized an $8.1 million charge relating to its investments in MerchantWired and Fashionmall.com. General and administrative expenses increased primarily due to deferred bonus expense based on the Company’s stock price and higher insurance costs. Interest expense increased primarily due to the consolidation of Dolphin Mall and increases due to the hedging of certain floating rate debt, partially offset by decreases due to the lower floating rates and paydown of debt from the proceeds of the sale of La Cumbre Plaza and Paseo Nuevo. Depreciation expense increased primarily due to the acquisition of the additional interest in Dolphin Mall.

Unconsolidated Joint Ventures

        Total revenues for the nine months ended September 30, 2003 were $234.9 million, a $26.8 million or 12.9% increase from the comparable period of 2002. Minimum rents increased $12.7 million, primarily due to Millenia and the acquisition of the interest in Sunvalley, partially offset by a decrease due to the transfer of Dolphin Mall to the Consolidated Businesses. Minimum rents also increased due to increased average occupancy and income from temporary tenants and specialty retailers. Expense recoveries increased primarily due to Millenia and Sunvalley, partially offset by the transfer of Dolphin Mall. Other revenue increased primarily due to an increase in lease cancellation revenue.

        Total operating costs increased by $6.8 million to $182.8 million for the nine months ended September 30, 2003. Recoverable expenses increased primarily due to Millenia and Sunvalley, partially offset by the transfer of Dolphin Mall. Recoverable expenses in 2002 included the reversal of a $2.9 million special assessment tax accrued during 2001. Other operating expense decreased due to the transfer of Dolphin Mall and charges for development activities incurred during 2002, partially offset by Millenia and Sunvalley. Interest expense increased due to the Sunvalley acquisition and refinancing and increased debt (and decreased capitalized interest upon opening) of Millenia. These increases were partially offset by a decrease due to the transfer of Dolphin Mall. Depreciation expense decreased due to the transfer of Dolphin Mall, partially offset by Millenia and Sunvalley.

        As a result of the foregoing, income of the Unconsolidated Joint Ventures increased by $20.0 million to $52.1 million. The Company’s equity in income of the Unconsolidated Joint Ventures was $26.8 million, a $10.2 million increase from the comparable period in 2002.

Net Income

        As a result of the foregoing, the Company’s income before discontinued operations and minority and preferred interests decreased by $12.9 million to $14.8 million for the nine months ended September 30, 2003. Discontinued operations in 2002 included $12.0 million of gains on the dispositions of La Cumbre Plaza and Paseo Nuevo. After allocation of income to minority and preferred interests, the net loss allocable to common shareowners for 2003 was $(30.5) million compared to $(0.8) million in 2002.

        Estimates regarding anticipated 2003 income and expenses are forward-looking statements and certain significant factors could cause the actual results to differ materially, including but not limited to: 1) actual results of negotiations with tenants, counterparties, potential purchasers of peripheral land, and others 2) increases in operating costs, and 3) timing of transactions.

Reconciliation of Net Income (Loss) to Funds from Operations

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
	(in millions of dollars)

Net income (loss) allocable to common shareowners	(10.2)	1.8	(30.5)	(0.8)
Add (less) depreciation and gains on dispositions of properties:
Gain on disposition of interests in centers				(12.0)
Depreciation and amortization (1):
Consolidated businesses at 100%	22.3	18.9	65.6	57.5
Minority partners in consolidated joint ventures	(0.1)	(0.9)	(1.3)	(3.1)
Discontinued operations	0.8	1.3	3.2	4.1
Share of unconsolidated joint ventures	7.7	10.1	25.2	27.3
Non-real estate depreciation	(0.6)	(0.7)	(1.9)	(2.1)

Add minority interests in TRG:
Minority share of income in TRG	0.3	4.5	0.5	14.0
Distributions in excess of minority share of income of TRG	8.8	3.7	25.8	10.4

Funds from Operations - TRG (2)	29.0	38.6	86.7	95.2

Funds from Operations - TCO (2)	17.2	23.9	52.6	58.8

(1)	Depreciation includes $1.5 million and $1.4 million of mall tenant allowance amortization for the three months ended September 30, 2003 and 2002, respectively, and $4.7 million and $3.8 million for the nine months ended September 30, 2003 and 2002, respectively.

(2)	TRG’s FFO for the three and nine months ended September 30, 2003 includes costs of $6.0 million and $25.1 million, respectively, incurred in connection with the unsolicited tender offer. There were no such costs incurred during the three or nine months ended September 30, 2002. TCO’s share of TRG’s FFO is based on an average ownership of 59% and 62%, respectively, during the three months ended September 30, 2003 and 2002, and 61% and 62%, respectively, during the nine months ended September 30, 2003 and 2002.

(3)	Amounts in this table may not add due to rounding.

Reconciliation of Net Income (Loss) to Beneficial Interest in EBITDA

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
	(in millions of dollars)

Net income (loss) allocable to common shareowners	(10.2)	1.8	(30.5)	(0.8)

Add (less) depreciation and gains on dispositions of properties:
Gain on disposition of interests in centers				(12.0)
Depreciation and amortization:
Consolidated businesses at 100%	22.3	18.9	65.6	57.5
Minority partners in consolidated joint ventures	(0.1)	(0.9)	(1.3)	(3.1)
Discontinued operations	0.8	1.3	3.2	4.1
Share of unconsolidated joint ventures	7.7	10.1	25.2	27.3
Add minority interests in TRG:
Minority share of income in TRG	0.3	4.5	0.5	14.0
Distributions in excess of minority share of income of TRG	8.8	3.7	25.8	10.4

Add (less) preferred interests and interest expense:
Preferred dividends and distributions	6.4	6.4	19.2	19.2
Interest expense for all businesses of continuing operations	41.6	39.2	123.8	115.2
Interest expense allocable to minority partners in
consolidated joint ventures	(0.3)	(1.3)	(2.4)	(3.7)
Interest expense of discontinued operations	1.5	1.6	4.6	4.6
Interest expense allocable to outside partners in
unconsolidated joint ventures	(10.0)	(9.9)	(29.4)	(28.9)

Beneficial interest in EBITDA - TRG	68.8	75.2	204.4	203.8

(1)	Amounts in this table may not add due to rounding.

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

        As of September 30, 2003, the Company had a consolidated cash balance of $23.9 million. Additionally, the Company has a secured $275 million line of credit. This line had $175.0 million of borrowings as of September 30, 2003 and expires in November 2004 with a one-year extension option. The Company also has available a second secured bank line of credit of up to $40 million. The line had no borrowings as of September 30, 2003 and expires in November 2004.

        Refer to Results of Operations – Debt Transactions regarding financing transactions that occurred in the first three quarters of 2003. Refer to Results of Operations – Other regarding the Company’s share repurchase program and an investment in the Company that occurred in May 2003. Refer to Results of Operations – Acquisitions and Dispositions regarding an issuance of partnership units in connection with an acquisition.

Summary of Operating Activities

        The Company’s net cash provided by operating activities was $87.5 million in 2003 and $80.6 million in 2002. Further discussion of operations and future trends that may affect future operating cash flows is included in Results of Operations.

Summary of Investing Activities

        Net cash used in investing activities was $70.5 million in 2003 compared to $45.1 million provided by investing activities in 2002. Cash used in investing activities was impacted by the timing of capital expenditures, with additions to properties in 2003 and 2002 for the development and construction of Northlake Mall and Stony Point Fashion Park, as well as other development activities and other capital items. In 2003, the Company invested $3.2 million in acquiring the minority interest in Great Lakes Crossing and $4.9 million in acquiring an additional 25% interest in MacArthur Center. In 2002, the Company received net proceeds of $76.4 million from the disposition of La Cumbre and Paseo Nuevo and invested $45.2 million in acquiring interests in Arizona Mills and Sunvalley. Additionally, in 2002, $4.1 million was invested in technology businesses. Dividends received from investments in technology companies were $0.3 million and $3.1 million in 2003 and 2002, respectively. Net proceeds from sales of peripheral land were $1.3 million in 2003 and $13.3 million in 2002. Distributions in excess of earnings from Unconsolidated Joint Ventures in 2003 decreased $28.5 million from 2002. Distributions in 2003 included $21.0 million of excess proceeds from the March 2003 refinancing of The Mall at Millenia, compared to $36.8 million of excess proceeds in 2002 from the Westfarms refinancing. In addition, distributions in 2002 included $25.9 million repaid to the Company from borrowings under the Dolphin construction loan. Distributions of excess operating cash increased over 2002 primarily due to International Plaza and Millenia.

Summary of Financing Activities

        Net cash used in financing activities was $25.6 million in 2003, compared to $133.2 million used in 2002. Debt proceeds, net of repayments and issuance costs, provided $61.1 million in 2003, while $57.2 million of net repayments were made in 2002. In 2003, the Company used $50 million from the issuance of partnership units (Results of Operations – Other) to fund repurchases of its common stock. These repurchases totaled $52.8 million in 2003. Issuance of stock pursuant to the Continuing Offer related to the exercise of employee options contributed $1.6 million in 2003 and $6.6 million in 2002. Total dividends and distributions paid were $85.6 million and $82.7 million in 2003 and 2002, respectively.

Beneficial Interest in Debt

        At September 30, 2003, the Operating Partnership’s debt and its beneficial interest in the debt of its Consolidated and Unconsolidated Joint Ventures totaled $2,201.4 million with an average interest rate of 5.78%, excluding amortization of debt issuance costs and the effects of interest rate cap premiums. Debt issuance costs and interest rate cap costs are reported as interest expense in the results of operations. Amortization of debt issuance costs added 0.31% to TRG’s effective interest rate in the third quarter of 2003. Included in beneficial interest in debt is debt used to fund development and expansion costs. Beneficial interest in assets on which interest is being capitalized totaled $100.3 million as of September 30, 2003. Beneficial interest in capitalized interest was $2.8 million and $7.6 million for the three and nine months ended September 30, 2003, respectively. The following table presents information about the Company’s beneficial interest in debt as of September 30, 2003 (amounts may not add due to rounding).

	Amount		Interest Rate Including Spread		LIBOR Swap Rate

	(in millions of dollars)
Fixed rate debt	1,451.1		6.67%	(1)

Floating rate debt:
Swapped through September 2003	100.0		4.35		2.50%	(2)
Swapped through October 2003	100.0		5.20		4.30
Swapped through June 2004	100.0		5.31	(1)	4.13
Swapped through September 2004	140.0	(3)	4.30		2.05
Floating month to month	310.3		3.04	(1)

Total floating rate debt	750.3		4.04	(1)

Total beneficial interest in debt	2,201.4	(4)	5.78%	(1)

(1)	Denotes weighted average interest rate before amortization of financing costs.
(2)	This debt is also swapped from October 2003 through September 2004 at 4.35% and from October 2004 through April 2005 at 5.25%.
(3)	The notional amount of this swap decreases to $120.0 million on December 1, 2003.
(4)	Excludes $79.3 million of debt at a weighted average rate of 7.65% for Biltmore (classified in liabilities of Discontinued Operations).

        In addition, as of September 30, 2003, $188 million of the Company’s beneficial interest in floating rate debt is covered under interest rate cap agreements with LIBOR cap rates ranging from 4.6% to 8.2% with terms ending August 2004 through July 2006.

        The $146 million loan on Beverly Center will be prepayable without penalty in January 2004. The Company expects that it would be able to refinance the center for approximately $350 million. The proceeds would be used to pay down the existing $146 million, 8.36% loan, related transaction costs, and initially, the Company’s line of credit. As of September 30, 2003, 66% of the Company’s debt was fixed rate, excluding Biltmore Fashion Park. After the refinancing of Beverly Center, the Company expects this percentage to increase to approximately 75%.

Sensitivity Analysis

        The Company has exposure to interest rate risk on its debt obligations and interest rate instruments. The Company uses derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. The Company routinely uses cap, swap, and treasury lock agreements to meet these objectives. Based on the Operating Partnership’s beneficial interest in floating rate debt in effect at September 30, 2003, excluding debt fixed under interest rate swaps, a one percent increase or decrease in interest rates on this floating rate debt would decrease or increase cash flows by approximately $4.4 million and, due to the effect of capitalized interest, annual earnings by approximately $4.2 million. Based on the Company’s consolidated debt, excluding debt from discontinued operations, and interest rates in effect at September 30, 2003, a one percent increase in interest rates would decrease the fair value of debt by approximately $37.4 million, while a one percent decrease in interest rates would increase the fair value of debt by approximately $40.0 million.

Covenants and Commitments

        Certain loan agreements contain various restrictive covenants, including minimum net worth requirements, minimum debt service and fixed charges coverage ratios, a maximum payout ratio on distributions, a minimum debt yield ratio, and a leverage ratio, the latter being the most restrictive. The Operating Partnership is in compliance with all of its covenants.

        Certain debt agreements, including all construction facilities, contain performance and valuation criteria that must be met for the loans to be extended at the full principal amounts; these agreements provide for partial prepayments of debt to facilitate compliance with extension provisions.

         A partial payment on the Dolphin construction loan will be required to be made in December 2003 under the terms of the loan agreement. Although the amount has not yet been determined, the Company presently expects that the payment will be approximately $20 million. The Company also expects that a partial prepayment on the Wellington construction loan may be required at the first extension date in May 2004. The amount of the payment has not been determined, as it is based on leases in place at the time of the extension.

        Payments of principal and interest on the loans in the following table are guaranteed by the Operating Partnership as of September 30, 2003. The Dolphin Mall, Stony Point Fashion Park, and The Mall at Wellington Green loan agreements provide for a reduction of the amounts guaranteed as certain center performance and valuation criteria are met.

Center	Loan balance as of 9/30/03	TRG's beneficial interest in loan balance as of 9/30/03	Amount of loan balance guaranteed by TRG as of 9/30/03	% of loan balance guaranteed by TRG	% of interest guaranteed by TRG
	(in millions of dollars)
Dolphin Mall	162.9	162.9	81.5	50%	100%
Stony Point Fashion Park	72.6	72.6	72.6	100	100
The Mall at Millenia-Term Loan	2.5	1.3	1.3	50	50
The Mall at Wellington Green	152.0	136.8	152.0	100	100
The Shops at Willow Bend	149.7	149.7	149.7	100	100
Willow Bend Land Loan	12.6	12.6	12.6	100	100

        A. Alfred Taubman has the annual right to tender to the Company units of partnership interest in the Operating Partnership (provided that the aggregate value is at least $50 million) and cause the Company to purchase the tendered interests at a purchase price based on a market valuation of the Company on the trading date immediately preceding the date of the tender (the Cash Tender Agreement). At A. Alfred Taubman’s election, his family and certain others may participate in tenders. The Company will have the option to pay for these interests from available cash, borrowed funds, or from the proceeds of an offering of the Company’s common stock. Generally, the Company expects to finance these purchases through the sale of new shares of its stock. The tendering partner will bear all market risk if the market price at closing is less than the purchase price and will bear the costs of sale. Any proceeds of the offering in excess of the purchase price will be for the sole benefit of the Company. Based on a market value at September 30, 2003 of $19.60 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $484 million. The purchase of these interests at September 30, 2003 would have resulted in the Company owning an additional 30% interest in the Operating Partnership.

Capital Spending

        Capital spending for routine maintenance of the shopping centers is generally recovered from tenants. The following table summarizes capital spending through September 30, 2003 that is not recovered from tenants.

	For the Nine Months Ended September 30, 2003 (1)

	Consolidated Businesses		Unconsolidated Joint Ventures	Beneficial Interest in Consolidated Businesses and Unconsolidated Joint Ventures

	(in millions of dollars)
Development, renovation, and expansion:
Existing centers	2.1		2.2	3.2
New centers	96.8	(2)	0.7	96.9
Pre-construction development activities,
net of charge to operations	3.4			3.4
Mall tenant allowances (3)	3.8		4.5	5.9
Corporate office improvements and
equipment	1.2			1.2
Other	0.5		0.7	0.9

Total	107.9		8.0	111.5

(1)	Costs are net of intercompany profits and are computed on an accrual basis.
(2)	Primarily includes costs related to Stony Point Fashion Park and Northlake Mall.
(3)	Excludes initial tenant allowances on the non-stabilized centers.
(4)	Amounts in table may not add due to rounding.

        For the nine months ended September 30, 2003, in addition to the costs above, the Company incurred its $6.4 million share of capitalized leasing costs and its $8.9 million share of repair and asset replacement costs that will be reimbursed by tenants. Also during this period, the Company’s share of reimbursements by tenants for capitalizable expenditures of prior periods was $4.7 million. The expenditures reimbursable by the tenants and the related reimbursements are classified as recoverable expenses and expense recoveries, respectively, and both are included in the Company’s Funds from Operations.

        The following table presents a reconciliation of the Consolidated Businesses’ capital spending shown above to cash additions to properties as presented in the Company’s Consolidated Statement of Cash Flows for the nine months ended September 30, 2003.

(in millions of dollars)
Consolidated Businesses' capital spending not recovered from tenants	107.9
Repair and asset replacement costs reimbursable by tenants	8.0
Repair and asset replacement costs reimbursed by tenants	(2.9)
Accrued capital spending	(4.0)

Additions to properties	109.0

Planned Capital Spending

        Northlake Mall, a new 1.1 million square foot enclosed center in Charlotte, North Carolina, will be anchored by Dillard’s, Hecht’s, Belk, Dick’s Sporting Goods, and one additional anchor. The center is scheduled to open September 15, 2005 and is expected to cost approximately $175 million. The Company expects returns on this investment to be approximately 11% at stabilization.

        Future construction costs for Northlake Mall will be funded through the Company’s existing credit facilities until construction financing is obtained. The financing is expected to be completed in the first half of 2004.

        The Company’s approximately $33 million balance of development pre-construction costs as of September 30, 2003 consists primarily of costs relating to its Oyster Bay project in Syosset, New York. Both Neiman Marcus and Lord & Taylor have made announcements committing to the project. Although the Company still needs to obtain the necessary zoning approvals to move forward with the project, the Company is encouraged by the New York State Supreme Court’s decision to annul the unfavorable zoning actions of the Oyster Bay Town Board. While the Company expects continued success with ongoing litigation, the process may not be resolved in the near future. In addition, if the litigation is unsuccessful, the Company would expect to recover substantially less than its cost in this project under possible alternative uses for the site.

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

	2003 (1)

	Consolidated Businesses		Unconsolidated Joint Ventures	Beneficial Interest in Consolidated Businesses and Unconsolidated Joint Ventures

	(in millions of dollars)

Development, renovation, and expansion	126.6	(2)	7.0	132.1
Mall tenant allowances	10.2		4.6	11.7
Pre-construction development and other	8.8		1.1	9.4

Total	145.6		12.7	153.2

(1)	Costs are net of intercompany profits.
(2)	Primarily includes costs related to Stony Point Fashion Park and Northlake Mall.
(3)	Amounts in this table may not add due to rounding.

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

        On September 9, 2003, the Company declared a quarterly dividend of $0.26 per common share payable October 21, 2003 to shareowners of record on September 30, 2003. The Board of Directors also declared a quarterly dividend of $0.51875 per share on the Company’s 8.3% Series A Preferred Stock for the quarterly dividend period ended September 30, 2003, which was paid on September 30, 2003 to shareowners of record on September 19, 2003.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        For the background of the legal proceedings discussed herein, reference is made to the discussion in Item 3. Legal Proceedings of the Company’s Form 10-K for the year ended December 31, 2002 (“Item 3”). Terms used in this Item that are not defined in this Item have the meanings given to them in Item 3.

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

        On October 16, 2003, the Company and Simon mutually agreed to terminate the litigation, and the appeal was dismissed with prejudice.

        Glancy has appealed the decision of the Federal Court.

        The three State Court actions brought separately by Glancy, Joseph Leone, and the Judith B. Shiffman Revocable Living Trust were dismissed without prejudice by the State Court on July 30, 2003.

Item 5. Other Information

      None.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

12 31 (a) 31 (b) 32 (a) 32 (b) 99	-- -- -- -- -- --	Statement Re: Computation of Taubman Centers, Inc. Ratio of Earnings to Combined Fixed Charges and
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

Report on Form 8-K dated August 1, 2003 furnishing under Item 12 a copy of the Company’s second quarter 2003 earnings release.*

*   This Report was furnished to the Securities and Exchange Commission and is not to be deemed “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934, and the Company is not subject to the liabilities of that section regarding such report. The Company is not incorporating, and will not incorporate by reference, this report into a filing under the Securities Act of 1933 or the Exchange Act of 1934 except as expressly set forth by a specific reference in such a filing.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2003	TAUBMAN CENTERS, INC. By: /s/ Lisa A. Payne Lisa A. Payne Executive Vice President, Chief Financial and Administrative Officer, and Director