Form 10-K
period 2003-12-31
TAUBMAN CENTERS INC
filed 2004-03-09
CIK 890319

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

As of March 5, 2004, the aggregate market value of the 49,724,783 shares of Common Stock held by non-affiliates of the registrant was $1.2 billion, based upon the closing price $24.68 on the New York Stock Exchange composite tape on such date. (For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the registrant and certain other shareholders; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.) As of March 5, 2003, there were outstanding 50,456,343 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders meeting to be held in 2003 are incorporated by reference into Parts II and III.

PART I

Item 1. BUSINESS.

The Company

        Taubman Centers, Inc. (“we”, “us”, “our”, or “TCO”) was incorporated in Michigan in 1973 and had our initial public offering (“IPO”) in 1992. We own a 61% managing general partner’s interest in The Taubman Realty Group Limited Partnership (the “Operating Partnership” or “TRG”), through which we conduct all of our operations.

        We are engaged in the ownership, development, acquisition, and operation of regional shopping centers and interests therein. Our portfolio, as of December 31, 2003, included 21 urban and suburban centers located in nine states. One new center is under construction in North Carolina and is scheduled to open September 15, 2005. The Operating Partnership also owns certain regional retail shopping center development projects and more than 99% of The Taubman Company LLC (the “Manager”), which manages the shopping centers and provides other services to the Operating Partnership and to us. See the table on page 10 of this report for information regarding the centers.

        We are a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the “Code”). In order to satisfy the provisions of the Code applicable to REITs, we must distribute to our shareholders at least 90% of our REIT taxable income and meet certain other requirements. The Operating Partnership’s partnership agreement provides that the Operating Partnership will distribute, at a minimum, sufficient amounts to its partners such that our pro rata share will enable us to pay shareholder dividends (including capital gains dividends that may be required upon the Operating Partnership’s sale of an asset) that will satisfy the REIT provisions of the Code.

Recent Developments

        For a discussion of business developments that occurred in 2003, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A).

The Shopping Center Business

        There are several types of retail shopping centers, varying primarily by size and marketing strategy. Retail shopping centers range from neighborhood centers of less than 100,000 square feet of GLA to regional and super-regional shopping centers. Retail shopping centers in excess of 400,000 square feet of GLA are generally referred to as “regional” shopping centers, while those centers having in excess of 800,000 square feet of GLA are generally referred to as “super-regional” shopping centers. Nineteen of our centers are “super-regional” centers. In this annual report on Form 10-K, the term “regional shopping centers” refers to both regional and super-regional shopping centers. The term “GLA” refers to gross retail space, including anchors and mall tenant areas, and the term “Mall GLA” refers to gross retail space, excluding anchors. The term “anchor” refers to a department store or other large retail store. The term “mall tenants” refers to stores (other than anchors) that are typically specialty retailers and lease space in shopping centers.

Business of the Company

        We, as managing general partner of the Operating Partnership, are engaged in the ownership, management, leasing, acquisition, development, and expansion of regional shopping centers.

      The centers:

o	are strategically located in major metropolitan areas, many in communities that are among the most affluent in the country, including New York City, Los Angeles, San Francisco, Denver, Detroit, Phoenix, Miami, Dallas, Tampa, Orlando, and Washington, D.C.;

o	range in size between 232,000 and 1.6 million square feet of GLA and between 124,000 and 640,000 square feet of Mall GLA. The smallest center has approximately 40 stores, and the largest has over 200 stores. Of the 21 centers, 19 are super-regional shopping centers;

o	have approximately 2,900 stores operated by its mall tenants under approximately 1,200 trade names;

o	have 66 anchors, operating under 17 trade names;

o	lease most of Mall GLA to national chains, including subsidiaries or divisions of The Limited (The Limited, Express, Victoria's Secret, and others), Gap (Gap, Gap Kids, Banana Republic, and others), and Foot Locker, Inc. (Foot Locker, Lady Foot Locker, Champs Sports, and others); and

o	are among the most productive (measured by mall tenants’ average per square foot sales) in the United States. In 2003, mall tenants had average per square foot sales of $468, which is significantly greater than the average for all regional shopping centers owned by public companies.

        The most important factor affecting the revenues generated by the centers is leasing to mall tenants (primarily specialty retailers), which represents approximately 90% of revenues. Anchors account for less than 10% of revenues because many own their stores and, in general, those that lease their stores do so at rates substantially lower than those in effect for mall tenants.

        Our portfolio is concentrated in highly productive super-regional shopping centers. Of the 21 centers, 20 had annual rent rolls at December 31, 2003 of over $10 million. We believe that this level of productivity is indicative of the centers’ strong competitive position and is, in significant part, attributable to our business strategy and philosophy. We believe that large shopping centers (including regional and especially super-regional shopping centers) are the least susceptible to direct competition because (among other reasons) anchors and large specialty retail stores do not find it economically attractive to open additional stores in the immediate vicinity of an existing location for fear of competing with themselves. In addition to the advantage of size, we believe that the centers’ success can be attributed in part to their other physical characteristics, such as design, layout, and amenities.

Business Strategy And Philosophy

        We believe that the regional shopping center business is not simply a real estate development business, but rather an operating business in which a retailing approach to the on-going management and leasing of the centers is essential. Thus we:

o	offer a large, diverse selection of retail stores in each center to give customers a broad selection of consumer goods and variety of price ranges.

o	endeavor to increase overall mall tenants’ sales by leasing space to a constantly changing mix of tenants, thereby increasing achievable rents.

o	seek to anticipate trends in the retailing industry and emphasizes ongoing introductions of new retail concepts into our centers. Due in part to this strategy, a number of successful retail trade names have opened their first mall stores in the centers. In addition, we have brought to the centers “new to the market” retailers. We believe that the execution of this leasing strategy has been unique in the industry and is an important element in building and maintaining customer loyalty and increasing mall productivity.

o	provide innovative initiatives that utilize technology and the Internet to heighten the shopping experience, build customer loyalty and increase tenant sales. One such initiative is our Taubman Center Website Program, which connects shoppers and retailers through an interactive content-driven website and a robust direct email program. More than 98% of the managed centers’ tenants provide content on a weekly basis for the program.

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

        Our leasing strategy involves assembling a diverse mix of mall tenants in each of the centers in order to attract customers, thereby generating higher sales by mall tenants. High sales by mall tenants make the centers attractive to prospective tenants, thereby increasing the rental rates that prospective tenants are willing to pay. We implement an active leasing strategy to increase the centers’ productivity and to set minimum rents at higher levels. Elements of this strategy include terminating leases of under-performing tenants, renegotiating existing leases, and not leasing space to prospective tenants that (though viable or attractive in certain ways) would not enhance a center’s retail mix.

Potential For Growth

        Our principal objective is to enhance shareholder value. We seek to maximize the financial results of our core assets, while also pursuing a growth strategy that primarily includes an active new center development program.

Internal Growth

        We expect that 90% of our future growth will come from our existing core portfolio and business. Although we’ve always had a culture of intensively managing our assets and maximizing the rents from tenants, we’re committed to improving the processes that significantly impact the core portfolio in order to drive even better performance.

        Our core business strategy is to maintain a portfolio of properties that deliver above-market profitable growth by providing targeted retailers with the best opportunity to do business in each market and targeted shoppers with the best local shopping experience for their needs.

        We are working on three endeavors that we believe will lead to achievement of our key mission to “deliver above market profitable growth”. Our first endeavor is to become an even more customer centric company than we are today, which will enable us to make better decisions driven by a fact-based understanding of what retailers and shoppers want. Our second endeavor is to become more operationally excellent, which will enable us to achieve competitive cost efficiencies, greater discipline, and more timely processes and decision making. This is especially important as our competitors search for economies of scale in increasingly larger operations. Our third endeavor is to achieve profitable growth, which we’ve defined as maintaining the highest tenant sales and sales growth in the industry, and accelerating core operations growth over time. We believe further integrating these basic strategic themes throughout the organization will serve to coordinate and prioritize all of our efforts to achieve our strategy.

        We’ve identified the key drivers to achieve our core business strategy. These drivers fall into four categories: people drivers, organizational drivers, customer drivers and financial drivers. These drivers served as a basis for the companywide initiatives we worked on in 2003 and that we believe will establish a strong foundation for improved core performance. We made progress on our initiatives, including the implementation of a new lease process software package in 2003, which will help reduce the time between a tenant leaving a space and a new tenant paying rent in that space. In addition, in a year which we’ve experienced significant early tenant terminations, we’ve worked to maximize income by increasing the number of temporary tenants. Also, we’ve made improvements to our tenant grading system to ensure that the system is a strong predictor of a new tenant’s ability to pay contract rent for its entire term and to establish risk parameters for each asset to guide our leasing team. We’re continuing to work on these and other initiatives to improve core performance.

        We strongly believe that focusing management attention on these initiatives will improve our performance on these drivers and by establishing specific benchmarks and goals for these drivers, which we can measure year after year, we will have set the stage for future strong core operations growth.

Development of New Centers

        We are pursuing an active program of regional shopping center development. We believe that we have the expertise to develop economically attractive regional shopping centers through intensive analysis of local retail opportunities. We believe that the development of new centers is an important use of our capital and an area in which we excel. At any time, we have numerous potential development projects in various stages.

        The Mall at Millenia, a 1.1 million square foot center in which the Operating Partnership has a 50% interest, opened in October 2002 in Orlando, Florida.

        Stony Point Fashion Park, a 665,000 square foot wholly-owned center, opened September 18, 2003 in Richmond, Virginia.

        Northlake Mall, a 1.1 million square foot wholly-owned center in Charlotte, North Carolina is currently under construction and is scheduled to open September 15, 2005.

        Our approximately $34.2 million balance of development pre-construction costs as of December 31, 2003 consists of costs relating to our Oyster Bay project in Syosset, New York. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations-Planned Capital Spending regarding the status of this project.

        Our policies with respect to development activities are designed to reduce the risks associated with development. We generally do not intend to acquire land early in the development process. Instead, we generally acquire options on land or form partnerships with landholders holding potentially attractive development sites. We typically exercise the options only once we are prepared to begin construction. The pre-construction phase for a regional center typically extends over several years and the time to obtain anchor commitments, zoning and regulatory approvals, and public financing arrangements can vary significantly from project to project. In addition, we do not intend to begin construction until a sufficient number of anchor stores have agreed to operate in the shopping center, such that we are confident that the projected sales and rents from Mall GLA are sufficient to earn a return on invested capital in excess of our cost of capital. Having historically followed these principles, our experience indicates that, on average, less than 10% of the costs of the development of a regional shopping center will be incurred prior to the construction period. However, no assurance can be given that we will continue to be able to so limit pre-construction costs. Unexpected costs due to extended zoning and regulatory processes may cause our investment in a project to exceed this historic experience.

        While we will continue to evaluate development projects using criteria, including financial criteria for rates of return, similar to those employed in the past, no assurances can be given that the adherence to these policies will produce comparable results in the future. In addition, the costs of shopping center development opportunities that are explored but ultimately abandoned will, to some extent, diminish the overall return on development projects (see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Spending for further discussion of our development activities).

Strategic Acquisitions

        Our objective is to acquire existing centers only when they are compatible with the quality of our portfolio (or can be redeveloped to that level) and that satisfy our strategic plans and pricing requirements. During 2003 we acquired:

o	a 25% interest in Waterside Shops at Pelican Bay in Naples, Florida.

o	an additional 25% interest in MacArthur Center, bringing our ownership in the shopping center to 95%.

o	the 15% minority interest in Great Lakes Crossing, bringing our ownership in the shopping center to 100%.

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

        The following table includes information regarding recent development, acquisition, and expansion activities:

Developments:

Completion Date	Center	Location

March 2001	Dolphin Mall	Miami, Florida
August 2001	The Shops at Willow Bend	Plano, Texas
September 2001	International Plaza	Tampa, Florida
October 2001	The Mall at Wellington Green	Wellington, Florida
October 2002	The Mall at Millenia	Orlando, Florida
September 2003	Stony Point Fashion Park	Richmond, Virginia

Acquisitions:

Completion Date	Center	Location

August 2000	Twelve Oaks Mall	Novi, Michigan
additional interest (1)
May 2002	Sunvalley (2)	Concord, California
May 2002	Arizona Mills	Tempe, Arizona
additional interest (3)
October 2002	Dolphin Mall	Miami, Florida
additional interest (4)
March 2003	Great Lakes Crossing	Auburn Hills, Michigan
additional interest (5)
July 2003	MacArthur Center	Norfolk, Virginia
additional interest (6)
December 2003	Waterside Shops at Pelican Bay (7)	Naples, Florida

Expansions and Renovations:

Completion Date	Center	Location

February 2000 - September 2000	Fair Oaks (8)	Fairfax, Virginia
May 2000	Fairlane (9)	Dearborn, Michigan
December 2000-2001	Beverly Center (10)	Los Angeles, California
November 2001	Twelve Oaks Mall (11)	Novi, Michigan
November 2001	Woodland (11)	Grand Rapids, Michigan
November 2003	The Mall at Short Hills (10)	Short Hills, New Jersey
December 2003	Regency Square (10)	Richmond, Virginia

(1)	In August 2000, the joint venture partner’s 50% interest in the center was acquired.
(2)	In May 2002, a 50% interest in the center was acquired.
(3)	In May 2002, an additional 13% interest in the center was acquired.
(4)	In October 2002, the joint venture partner’s 50% interest in the center was acquired.
(5)	In March 2003, the joint venture partner’s 15% interest in the center was acquired.
(6)	In July 2003, an additional 25% interest in the center was acquired.
(7)	In December 2003, a 25% interest in the center was acquired.
(8)	Hecht’s opened an expansion in February. Additionally, a JCPenney expansion and newly constructed Macy’s opened in September.
(9)	A 21-screen theater opened.
(10)	Renovation completed.
(11)	New food court opened.

Rental Rates

        As leases have expired in the centers, we have generally been able to rent the available space, either to the existing tenant or a new tenant, at rental rates that are higher than those of the expired leases. In a period of increasing sales, rents on new leases will tend to rise as tenants’ expectations of future growth become more optimistic. In periods of slower growth or declining sales, rents on new leases will grow more slowly or will decline for the opposite reason. However, center revenues nevertheless increase as older leases roll over or are terminated early and replaced with new leases negotiated at current rental rates that are usually higher than the average rates for existing leases.

        The following tables contain certain information regarding per square foot minimum rent at the comparable centers, which exclude the discontinued operations at Biltmore Fashion Park, La Cumbre Plaza, and Paseo Nuevo, as well as centers opened or acquired during 2001 through 2003:

	2003	2002	2001
Average minimum rent per square foot:
All mall tenants	$42.97	$42.18	$41.83
Stores opening during year	$47.10	$44.63	$50.36
Square feet of GLA opened	671,019	774,016	657,815
Stores closing during year	$42.02	$42.46	$41.11
Square feet of GLA closed	822,688	661,981	803,542

Lease Expirations

        The following table shows lease expirations based on information available as of December 31, 2003 for the next ten years for the centers in operation at that date:

Lease Expiration Year	Number of Leases Expiring	Leased Area in Square Footage	Annualized Base Rent Under Expiring Leases (in thousands)	Annualized Base Rent Under Expiring Leases Per Square Foot (1)	Percent of Total Leased Square Footage Represented by Expiring Leases

2004 (2)	160	450,148	$17,803	$39.55	4.2%
2005	231	554,833	25,408	45.79	5.1
2006	205	569,597	24,000	42.13	5.3
2007	257	735,973	29,500	40.08	6.8
2008	330	1,016,341	39,253	38.62	9.4
2009	306	917,413	38,619	42.10	8.5
2010	179	562,847	24,839	44.13	5.2
2011	437	1,504,337	60,187	40.01	13.9
2012	292	1,364,211	52,275	38.32	12.6
2013	259	1,137,565	40,165	35.31	10.5

(1)	A higher percentage of space at value centers (Arizona Mills, Dolphin Mall, and Great Lakes Crossing) is typically rented to major and mall tenants at lower rents than the portfolio average. Excluding value centers, the annualized base rent under expiring leases is greater by a range of $3.66 to $13.82 or an average of $8.17 for the periods presented within this table.
(2)	Excludes leases that expire in 2004 for which renewal leases or leases with replacement tenants have been executed as of December 31, 2003.
(3)	Table excludes Waterside Shops at Pelican Bay.

        We believe that the information in the table is not necessarily indicative of what will occur in the future because of several factors, but principally because of early lease terminations at the centers. For example, the average remaining term of the leases that were terminated during the period 1997 to 2003 was approximately two years. The average term of leases signed during 2003 and 2002 was approximately seven years.

        In addition, mall tenants at the centers may seek the protection of the bankruptcy laws, which could result in the termination of such tenants’ leases and thus cause a reduction in cash flow. In 2003, approximately 2.3% of leases were so affected compared to 1.7% in 2002. This statistic has ranged from 1.2% to 4.5% since we went public in 1992. Since 1991, the annual provision for losses on accounts receivable has been less than 2% of annual revenues.

Occupancy

        For comparable centers, leased space, ending occupancy, and average occupancy were 90.0%, 88.1%, and 87.8%, respectively, in 2003, and 93.3%, 90.3%, and 88.2%, respectively, in 2002. Mall tenant average occupancy, ending occupancy, and leased space rates of all centers are as follows:

	Year Ended December 31

	2003	2002	2001	2000	1999

Leased Space	88.4%	90.3%	87.7%	93.8%	92.1%
Ending Occupancy	86.1%	87.0%	84.0%	90.5%	90.4%
Average Occupancy	85.6%	84.8%	84.9%	89.1%	89.0%

Major Tenants

        No single retail company represents 10% or more of our revenues. The combined operations of The Limited, Inc. accounted for approximately 5.2% of Mall GLA as of December 31, 2003 and 5.3% of 2003 minimum rent. No other single retail company accounted for more than 3% of Mall GLA or 4% of 2003 minimum rent. The following table shows the ten largest tenants and their square footage as of December 31, 2003:

Tenant	# of Stores	Square Footage	% of Mall GLA

Limited (The Limited, Express, Victoria's Secret)	74	527,895	5.2%
Gap (Gap, Gap Kids, Banana Republic)	36	268,412	2.6
Foot Locker (Foot Locker, Lady Foot Locker, Champs Sports)	45	226,662	2.2
Abercrombie & Fitch	27	197,270	1.9
Forever 21	13	180,047	1.8
Retail Brand Alliance (Brooks Brothers, Casual Corner)	29	173,623	1.7
Williams-Sonoma (Williams-Sonoma, Pottery Barn, Pottery Barn Kids)	25	171,849	1.7
Talbots	16	125,791	1.2
American Eagle Outfitters	19	110,031	1.1
Ann Taylor	20	106,519	1.1

General Risks of the Company

Economic Performance and Value of Shopping Centers Dependent on Many Factors

        The economic performance and value of our shopping centers are dependent on various factors. Additionally, these same factors will influence our decision whether to go forward on the development of new centers and may affect the ultimate economic performance and value of projects under construction (see other risks associated with the development of new centers under “Business of the Company — Development of New Centers”). Such factors include:

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

        Adverse changes in the economic performance and value of shopping centers would adversely affect our income and cash available to pay dividends.

Third Party Interests in the Centers

        Some of the shopping centers are partially owned by non-affiliated partners through joint venture arrangements. As a result, we do not control all decisions regarding those shopping centers and may be required to take actions that are in the interest of the joint venture partners but not our best interests.

Bankruptcy of Mall Tenants or Joint Venture Partners

        We could be adversely affected by the bankruptcy of third parties. The bankruptcy of a mall tenant could result in the termination of its lease which would lower the amount of cash generated by that mall. In addition, if a department store operating an anchor at one of our shopping centers were to go into bankruptcy and cease operating, its closing may lead to reduced customer traffic and lower mall tenant sales which would, in turn, affect the amount of rent our tenants pay us. The profitability of shopping centers held in a joint venture could also be adversely affected by the bankruptcy of one of the joint venture partners if, because of certain provisions of the bankruptcy laws, we were unable to make important decisions in a timely fashion or became subject to additional liabilities.

Investments in and Loans to Third Parties

        We occasionally extend credit to third parties in connection with the sale of land or other transactions. We have occasionally made investments in marketable and other equity securities. We are exposed to risk in the event the values of our investments and/or our loans decrease due to overall market conditions, business failure, and/or other nonperformance by the investees or counterparties.

Third Party Contracts

        We provide property management, leasing, development, and other administrative services to centers owned by General Motors pension trusts, other third parties and to certain Taubman affiliates. The contracts under which these services are provided may be canceled or not renewed or may be renegotiated on terms less favorable to us. Certain overhead costs allocated to these contracts would not be eliminated if the contracts were to be canceled or not renewed.

Inability to Maintain Status as a REIT

o	We may not be able to maintain our status as a real estate investment trust, or REIT, for Federal income tax purposes with the result that the income distributed to shareholders will not be deductible in computing taxable income and instead would be subject to tax at regular corporate rates. Although we believe we are organized and operate in a manner to maintain our REIT qualification, many of the REIT requirements of the Internal Revenue Code are very complex and have limited judicial or administrative interpretations. Changes in tax laws or regulations or new administrative interpretations and court decisions may also affect our ability to maintain REIT status in the future. If we fail to qualify as a REIT, our income may also be subject to the alternative minimum tax. If we do not maintain our REIT status in any year, we may be unable to elect to be treated as a REIT for the next four taxable years. In addition, if we fail to meet the Internal Revenue Code’s requirement that we distribute to shareholders at least 90% of our otherwise taxable income, less capital gain income, we will be subject to a nondeductible 4% excise tax. The Internal Revenue Code does provide that an additional dividend payment may be declared and paid in the following taxable year so that we will be deemed to have distributed at least 90% of our taxable income to shareholders and thereby maintain our REIT status. The 4% excise tax is due and payable on the additional dividend payment made in the succeeding tax year in order to meet the 90% distribution requirement.

o	Although we currently intend to maintain our status as a REIT, future economic, market, legal, tax, or other considerations may cause us to determine that it would be in our and our shareholders’ best interests to revoke our REIT election. As noted above, if we revoke our REIT election, we will not be able to elect REIT status for the next four taxable years.

Environmental Matters

        All of the centers presently owned by us (not including option interests in certain pre- development projects or any of the real estate managed but not included in our portfolio) have been subject to environmental assessments. We are not aware of any environmental liability relating to the centers or any other property, in which we have or had an interest (whether as an owner or operator) that we believe, would have a material adverse effect on our business, assets, or results of operations. No assurances can be given, however, that all environmental liabilities have been identified or that no prior owner, operator, or current occupant has created an environmental condition not known to us. Moreover, no assurances can be given that (1) future laws, ordinances, or regulations will not impose any material environmental liability or that (2) the current environmental condition of the centers will not be affected by tenants and occupants of the centers, by the condition of properties in the vicinity of the centers (such as the presence of underground storage tanks), or by third parties unrelated to us.

Personnel

        We have engaged the Manager to provide real estate management, acquisition, development, and administrative services required by us and our properties.

        As of December 31, 2003, the Manager had 718 full-time employees. The following table provides a breakdown of employees by operational areas as of December 31, 2003:

Number of Employees

Center Operations	307 (1)
Property Management	178
Leasing	66
Development	44
Financial Services	65
Other	58
Total	718

(1)	Certain services at the centers are provided by a contractor rather than by Company employees.

Available Information

        We make available free of charge through our website at www.taubman.com all reports we electronically file with, or furnish to, the Securities Exchange Commission (the “SEC”), including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as any amendments to those reports, as soon as reasonably practicable after those documents are filed with, or furnished to, the SEC. These filings are also accessible on the SEC’s website at www.sec.gov.

Item 2. PROPERTIES.

Ownership

        The following table sets forth certain information about each of the centers. The table includes only centers in operation at December 31, 2003. Excluded from this table is Northlake Mall which will open in 2005. Centers are owned in fee other than Beverly Center, Cherry Creek, International Plaza, MacArthur Center, and Sunvalley, which are held under ground leases expiring between 2049 and 2083.

        Certain of the centers are partially owned through joint ventures. Generally, the Operating Partnership’s joint venture partners have ongoing rights with regard to the disposition of the Operating Partnership’s interest in the joint ventures, as well as the approval of certain major matters.

Owned Centers	Anchors	Sq. Ft. of GLA/ Mall GLA as of 12/31/03	Year Opened/ Expanded	Year Acquired	Ownership % as of 12/31/03
Arizona Mills	GameWorks, Harkins Cinemas,	1,227,000/	1997		50%
Tempe, AZ	JCPenney Outlet, Neiman Marcus-	521,000
(Phoenix Metropolitan Area)	Last Call, Off 5th Saks

Beverly Center	Bloomingdale's, Macy's	871,000/	1982		100% (1)
Los Angeles, CA		563,000

Cherry Creek	Foley's, Lord &Taylor, Neiman	1,019,000/	1990/1998		50%
Denver, CO	Marcus, Saks Fifth Avenue	546,000 (2)

Dolphin Mall	Burlington Coat Factory,	1,311,000/	2001		100%
Miami, FL	Cobb Theatres, Dave & Busters,	621,000
	The Sports Authority, Off 5th Saks,
	Marshalls, Neiman Marcus-Last Call

Fair Oaks	Hecht's, JCPenney, Lord &Taylor,	1,571,000/	1980/1987/		50%
Fairfax, VA	Sears, Macy's	567,000	1988/2000
(Washington, DC Metropolitan Area)

Fairlane Town Center	Marshall Field's, JCPenney, Lord &	1,530,000/	1976/1978/		100%
Dearborn, MI	Taylor, Off 5th Saks, Sears	640,000	1980/2000
(Detroit Metropolitan Area)

Great Lakes Crossing	Bass Pro Shops Outdoor World,	1,376,000/	1998		100%
Auburn Hills, MI	GameWorks, Neiman Marcus-	547,000
(Detroit Metropolitan Area)	Last Call, Off 5th Saks, Star Theatres,
	Circuit City

International Plaza	Dillard's, Lord & Taylor, Neiman	1,223,000/	2001		26%
Tampa, FL	Marcus, Nordstrom	581,000

MacArthur Center	Dillard's, Nordstrom	933,000/	1999		95%
Norfolk, VA		519,000

The Mall at Millenia	Bloomingdale's, Macy's, Neiman	1,119,000/	2002		50%
Orlando, FL	Marcus	519,000

Regency Square	Hecht's (two locations), JCPenney,	826,000/	1975/1987	1997	100%
Richmond, VA	Sears	239,000

The Mall at Short Hills	Bloomingdale's, Macy's, Neiman	1,342,000/	1980/1994/		100%
Short Hills, NJ	Marcus, Nordstrom, Saks Fifth Avenue	520,000	1995

Stamford Town Center	Filene's, Macy's, Saks Fifth Avenue	855,000/	1982		50%
Stamford, CT		362,000

Stony Point Fashion Park	Dillard's, Saks Fifth Avenue, Galyan's	665,000/	2003		100%
Richmond, VA		299,000

Sunvalley	JCPenney, Macy's (two locations),	1,330,000/	1967/1981	2002	50%
Concord, CA	Sears	490,000
(San Francisco Metropolitan Area)

Twelve Oaks Mall	Marshall Field's, JCPenney, Lord &	1,191,000/	1977/1978		100%
Novi, MI	Taylor, Sears	453,000
(Detroit Metropolitan Area)

Waterside Shops at Pelican Bay	Saks Fifth Avenue	232,000/	1992	2003	25%
Naples, FL		124,000

The Mall at Wellington Green	Burdines, Dillard's, JCPenney,	1,283,000/	2001/2003		90%
Wellington, FL	Lord &Taylor, Nordstrom	469,000
(Palm Beach County)

Westfarms	Filene's, Filene's Men's Store/Furniture	1,291,000/	1974/1983/		79%
West Hartford, CT	Gallery, JCPenney, Lord & Taylor,	521,000	1997
	Nordstrom

The Shops at Willow Bend	Dillard's, Foley's, Lord &Taylor,	1,275,000/	2001		100%
Plano, TX	Neiman Marcus, Saks Fifth	533,000 (3)
(Dallas Metropolitan Area)	Avenue (2004)

Woodland	Marshall Field's, JCPenney, Sears	1,028,000/	1968/1974/		50%
Grand Rapids, MI		354,000	1984/1989

	Total GLA/Total Mall GLA:	23,498,000/
		9,988,000

	Average GLA/Average Mall GLA:	1,119,000/
		476,000
(1)	Ownership increased to 100% in January 2004.
(2)	GLA excludes approximately 166,000 square feet for the renovated buildings on adjacent peripheral land.
(3)	GLA excludes Saks Fifth Avenue, which will open in 2004.

Anchors

        The following table summarizes certain information regarding the anchors at the operating centers (excluding the value centers) as of December 31, 2003:

Name	Number of Anchor Stores	12/31/03 GLA (in thousands)	% of GLA

Dillard's	5	1,149	5.9%

Federated
Macy's	7	1,469
Burdines	1	200
Bloomingdale's	3	614

Total	11	2,283	11.6%

Galyan's	1	84	0.4%

JCPenney	8	1,508	7.7%

May Company
Lord & Taylor	8	1,058
Hecht's	3	453
Filene's	2	379
Filene's Men's Store/
Furniture Gallery	1	80
Foley's	2	418

Total	16	2,388	12.2%

Neiman Marcus	5	556	2.8%

Nordstrom	5	796	4.1%

Saks
Saks Fifth Avenue (1)	5	392
Off 5th Saks	1	93

Total	6	485	2.5%

Sears	6	1,370	7.0%

Target Corporation
Marshall Field's	3	647	3.3%

Total	66	11,266	57.5%

(1)	An additional Saks Fifth Avenue will open at The Shops at Willow Bend in 2004.
(2)	Percentages in table may not add due to rounding.

Mortgage Debt

        The following table sets forth certain information regarding the mortgages encumbering the centers as of December 31, 2003. All mortgage debt in the table below is nonrecourse to the Operating Partnership, except for debt encumbering Dolphin Mall, Stony Point Fashion Park, The Mall at Wellington Green, and The Shops at Willow Bend. The Operating Partnership has guaranteed the payment of all or a portion of the principal and interest on the mortgage debt of these centers. The Stony Point Fashion Park and Wellington Green loan agreements provide for the reduction of the amounts guaranteed as certain center performance and valuation criteria are met. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Covenants and Commitments”). Assessment bonds totaling approximately $0.2 million, which are not included in the table, also encumber Sunvalley. A $2.3 million note secured by certain equipment of The Mall at Millenia is also excluded.

Centers Consolidated in TCO's Financial Statements	Stated Interest Rate		Principal Balance as of 12/31/03 (000's)		Annual Debt Service (000's)		Maturity Date		Balance Due on Maturity (000's)	Earliest Prepayment Date

Beverly Center	8.36%		$ 146,000	(1)	Interest Only		07/15/04		$146,000	45 Days Notice	(2)
Dolphin Mall	Floating	(3)	142,340		2,280+Interest		10/06/04	(4)	140,630	3 Days Notice	(5)
Great Lakes Crossing	5.25%		149,525		10,006	(6)	03/11/13		125,507	04/12/05	(7)
MacArthur Center (95%)	7.59%		145,762		12,400	(6)	10/01/10		126,884	30 Days Notice	(7)
Regency Square	6.75%		80,696		6,421	(6)	11/01/11		71,569	05/23/04	(8)
The Mall at Short Hills	6.70%		265,047		20,907	(6)	04/01/09		245,301	05/02/04	(10)
Stony Point Fashion Park	Floating		74,796		Interest Only		08/12/05	(9)	74,796	3 Days Notice	(5)
The Mall at Wellington
Green (90%)	Floating	(11)	150,630	(1)	Interest Only	(12)	05/01/04	(9)	142,802	10 Days Notice	(5)
The Shops at Willow Bend	Floating	(15)	149,152		2,178+Interest	(13)	07/09/06	(14)	137,915	02/09/05	(16)
The Shops at Willow Bend
land	Floating		11,369		Interest Only	(17)	08/25/05		6,000	At Any Time	(5)

Other Consolidated Secured Debt

TRG Credit Facility	Floating	(18)	10,460	(1)	Interest Only		11/01/04		10,460	At Any Time	(5)
TRG Credit Facility	Floating	(19)	150,000	(1)	Interest Only		11/01/04	(4)	150,000	2 Days Notice	(5)
Other	13.00%	(20)	20,000		Interest Only		11/22/09		20,000	11/23/04	(21)

Centers Owned by Unconsolidated
Joint Ventures/TRG's % Ownership

Arizona Mills (50%)	7.90%		142,268		12,728	(6)	10/05/10		130,419	30 Days Notice	(7)
Cherry Creek (50%)	7.68%		177,000		Interest Only	(22)	08/11/06		171,933	60 Days Notice	(23)
Fair Oaks (50%)	6.60%		140,000		Interest Only		04/01/08		140,000	30 Days Notice	(2)
International Plaza (26%)	4.21%		189,105		11,274	(6)	01/08/08		175,150	12/24/05	(24)
The Mall at Millenia (50%)	5.46%		210,000		Interest Only	(25)	04/09/13		195,255	03/29/06	(8)
Stamford Town Center (50%)	Floating	(26)	76,000		Interest Only		08/13/04		76,000	30 Days Notice	(5)
Sunvalley (50%)	5.67%		133,474		9,372	(6)	11/01/12		114,056	03/19/05	(7)
Westfarms (79%)	6.10%		206,664		15,272	(6)	07/11/12		179,028	09/27/04	(7)
Woodland (50%)	8.20%		66,000	(27)	Interest Only		05/15/04		66,000	45 Days Notice	(2)

(1)	The Beverly loan was refinanced 1/15/04. Excess proceeds were used to completely paydown the TRG credit facilities and $20 million on the Wellington Green facility.
(2)	Debt may be prepaid with a yield maintenance prepayment penalty. No prepayment penalty is due if prepaid within six months of maturity date.
(3)	$120 million of this debt is swapped to 2.05% plus credit spread of 2.25% to October 2004. The Dolphin Mall loan was refinanced in February 2004. The $120 million swap continues on the new loan.
(4)	The maturity date may be extended one year.
(5)	Prepayment can be made without penalty.
(6)	Amortizing principal based on 30 years.
(7)	No defeasance deposit required if paid within three months of maturity date.
(8)	No defeasance deposit required if paid within six months of maturity date.
(9)	Maturity date may be extended for 2 one-year periods.
(10)	Debt may be prepaid with a prepayment penalty equal to greater of yield maintenance or 1% of principal prepaid. No prepayment penalty is due if prepaid within three months of maturity date. 30 days notice required.
(11)	$100 million of this debt is swapped to 4.35% plus credit spread from October 2003 to October 2004 and 5.25% plus credit spread from October 2004 to May 2005. An additional $30 million is swapped to 4.13% plus credit spread to July 2004.
(12)	Interest only unless maturity date is extended. In the first year of extension, principal will be amortized based on 25 years.
(13)	Amortizing based on 25 years at 7%.
(14)	Maturity date may be extended for 2 one-year periods or 1 two-year period.
(15)	$99.1 million of this debt is capped at 4.6% plus credit spread of 1.5% until maturity and an additional $49.6 million is capped at 5.75% plus credit spread of 3.75% until maturity based on one-month LIBOR.
(16)	Debt may be prepaid with a prepayment penalty equal to 2% of principal prepaid between the period 2/9/05 to 7/9/05 and a 1% penalty of principal prepaid between the period 7/10/05 and 1/9/06. No prepayment penalty if prepaid within six months of maturity date.
(17)	Release prices on each land sale must be paid to reduce the principal balance of the loan. The maximum outstanding balance allowed at 8/1/04 is $10.95 million, at 11/1/04 $9.3 million, at 2/1/05 $7.65 million and at 5/1/05 $6 million.
(18)	The facility is a $40 million line of credit and is secured by an indirect interest in 40% of Short Hills.
(19)	The facility is a $275 million line of credit and is secured by mortgages on Fairlane Town Center and Twelve Oaks Mall. Floating rate is based on one-month LIBOR plus credit spread of 0.90%. $70 million of the line of credit is swapped to 4.13% plus credit spread to July 2004. Effective January 2004 the swap hedges the Stony Point Fashion Park debt.
(20)	Currently payable at 9%. Deferred interest is due at maturity. The loan is secured by TRG’s indirect interest in International Plaza.
(21)	Debt can be prepaid without penalty. 60 days notice required.
(22)	Interest only until 7/11/04. Thereafter, principal will be amortized based on 25 years. Annual debt service will be $15.9 million.
(23)	Debt may be prepaid with a yield maintenance prepayment penalty. No prepayment penalty is due if redeemed within three months of maturity date.
(24)	No defeasance deposit required if paid within one month of maturity date.
(25)	Interest only through 4/9/08. Thereafter, principal will be based on 30 years. Annual debt service will be $14,245.
(26)	The rate is capped at 8.20%, plus credit spread of 0.80%, until maturity based on one-month LIBOR.
(27)	The Woodland loan was repaid in February 2004.

        For additional information regarding the centers and their operations, see the responses to Item 1 of this report.

Item 3. LEGAL PROCEEDINGS.

        Information required by this Item regarding proceedings terminated in the fourth quarter of 2003 is included in this report at Item 7 under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations, Unsolicited Tender Offer.

        Neither we, our subsidiaries, nor any of the joint ventures is presently involved in any material litigation, nor, to our knowledge, is any material litigation threatened against us, our subsidiaries, or any of the properties. Except for routine litigation involving present or former tenants (generally eviction or collection proceedings), substantially all litigation is covered by liability insurance.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        On December 19, 2003, we held our annual meeting of shareholders. The matters on which shareholders voted were: the election of three directors to serve a three year term, and the ratification of the Board’s selection of Deloitte & Touche LLP as our independent auditors for the year ended December 31, 2003. Graham T. Allison, Peter Karmanos, Jr., and William S. Taubman were re-elected at the meeting, and the six remaining incumbent directors, Robert S. Taubman, Lisa A. Payne, Allan J. Bloostein, Jerome A. Chazen, S. Parker Gilbert, and Myron E. Ullman, III, continued to hold office after the meeting. The shareholders ratified the selection of the independent auditors. The results of the voting are shown below:

ELECTION OF DIRECTORS

NOMINEES	VOTES FOR	VOTES WITHHELD

Graham T. Allison	53,651,583	20,660,909

Peter Karmanos, Jr	53,643,623	20,668,869

William S. Taubman	55,331,324	18,981,168

RATIFICATION OF AUDITORS

70,607,831	Votes were cast for ratification;

3,314,899	Votes were cast against ratification; and

389,760	Votes abstained (including broker non-votes).

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The common stock of Taubman Centers, Inc. is listed and traded on the New York Stock Exchange (Symbol: TCO). As of March 5, 2004, the 50,456,343 outstanding shares of Common Stock were held by 675 holders of record. The closing price per share of the Common Stock on the New York Stock Exchange on March 5 was $24.68.

        The following table presents the dividends declared and range of share prices for each quarter of 2003 and 2002:

	Market Quotations

2003 Quarter Ended	High	Low	Dividends

March 31	$ 17.56	$ 15.94	$ 0.26

June 30	19.99	17.00	0.26

September 30	20.23	19.15	0.26

December 31	21.25	19.72	0.27

	Market Quotations

2002 Quarter Ended	High	Low	Dividends

March 31	$ 15.75	$ 14.78	$ 0.255

June 30	15.98	14.26	0.255

September 30	15.20	13.31	0.255

December 31	16.99	12.58	0.26

        Other information required by this item is hereby incorporated by reference to the table and footnote appearing in our definitive proxy statement for the annual meeting of shareholders to be held in 2004 (the “Proxy Statement”) under the caption “Management – Securities Authorized For Issuance Under Equity Compensation Plans.”

Item 6. SELECTED FINANCIAL DATA.

        The following table sets forth selected financial data and should be read in conjunction with the financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report:

	Year Ended December 31

	2003	2002	2001	2000	1999
	(in thousands of dollars, except as noted)
STATEMENT OF OPERATIONS DATA:
Rents, recoveries, and other shopping center revenues	388,483	356,182	309,347	273,515	238,634
Income before gain on disposition of interest in center,
discontinued operations, cumulative effect of change
in accounting principle, and minority and preferred
interests	31,292	42,015	51,480	53,406	51,534
Gain on disposition of interest in center (1)				85,339
Discontinued operations (2)	50,881	13,816	4,184	3,575	6,443
Cumulative effect of change in accounting principle (3)			(8,404)
Minority interest in TRG	(35,501)	(32,826)	(31,673)	(30,300)	(30,031)
TRG preferred distributions	(9,000)	(9,000)	(9,000)	(9,000)	(2,444)
Net income (4)	37,836	14,426	7,657	103,020	25,502
Series A preferred dividends	(16,600)	(16,600)	(16,600)	(16,600)	(16,600)
Net income (loss) allocable to common shareowners	21,236	(2,174)	(8,943)	86,420	8,902
Income (loss) from continuing operations per common share - diluted	(0.13)	(0.16)	(0.13)	1.60	0.09
Net income (loss) per common share - diluted	0.41	(0.05)	(0.18)	1.64	0.16
Dividends declared per common share	1.050	1.025	1.005	0.985	0.965
Weighted average number of common shares
outstanding	50,387,616	51,239,237	50,500,058	52,463,598	53,192,364
Number of common shares outstanding at end
of period	49,936,786	52,207,756	50,734,984	50,984,397	53,281,643
Ownership percentage of TRG at end of period	61%	62%	62%	62%	63%

BALANCE SHEET DATA :
Real estate before accumulated depreciation	2,519,922	2,393,428	1,985,737	1,749,492	1,365,031
Total assets	2,186,970	2,269,707	2,141,439	1,907,563	1,596,911
Total debt	1,495,777	1,463,725	1,342,212	1,091,867	803,914

SUPPLEMENTAL INFORMATION :
Funds from Operations allocable to TCO (4)	80,049	81,569	72,344	64,461	68,212
Mall tenant sales (5)	3,417,572	3,113,620	2,797,867	2,717,195	2,695,645
Sales per square foot (5)(6)	468	457	465	466	453
Number of shopping centers at end of period	21	20	20	16	17
Ending Mall GLA in thousands of square feet	9,988	9,850	9,186	7,065	7,540
Leased space (7)	88.4%	90.3%	87.7%	93.8%	92.1%
Ending occupancy	86.1%	87.0%	84.0%	90.5%	90.4%
Average occupancy	85.6%	84.8%	84.9%	89.1%	89.0%
Average base rent per square foot (6)
All mall tenants	$42.97	$42.18	$41.83	$39.77	$39.58
Stores opening during year	$47.10	$44.63	$50.36	$46.21	$48.01
Stores closing during year	$42.02	$42.46	$41.11	$40.06	$39.49

(1)	In August 2000, we completed a transaction to acquire an additional interest in one of our Unconsolidated Joint Ventures; TRG became the 100% owner of Twelve Oaks Mall and the joint venture partner became the 100% owner of Lakeside. We recognized a gain on the transaction representing the excess of the fair value over the net book basis of our interest in Lakeside.
(2)	In January 2002, we adopted Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with this Statement, we have classified the results of Biltmore Fashion Park, which was sold in 2003, and La Cumbre Plaza and Paseo Nuevo, which were sold in 2002, as discontinued operations in all periods. Discontinued operations in 2003 and 2002 include gains on dispositions of interests in centers of $49.6 million and $12.3 million, respectively.
(3)	In January 2001, we adopted Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” and its amendments and interpretations. We recognized a loss as a transition adjustment to mark our share of interest rate agreements to fair value as of January 1, 2001.
(4)	Funds from Operations is defined and discussed in MD&A – Presentation of Operating Results. Net income and Funds from Operations include costs incurred in connection with the unsolicited tender offer, net of recoveries, of $24.8 million and $5.1 million in 2003 and 2002, respectively. Amounts for prior years have been restated to include items previously classified as extraordinary or unusual.
(5)	Based on reports of sales furnished by mall tenants.
(6)	Refer to MD&A for information regarding this statistic. 2000 and 1999 have not been restated to exclude discontinued operations.
(7)	Leased space comprises both occupied space and space that is leased but not yet occupied.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs concerning future events, including the following: statements regarding future developments and joint ventures, rents and returns, statements regarding the continuation of trends, and any statements regarding the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity and capital resource needs. We caution that although forward-looking statements reflect our good faith beliefs and best judgment based upon current information, these statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including those risks, uncertainties, and factors detailed from time to time in reports filed with the SEC, and in particular those set forth under the headings “General Risks of the Company” and “Environmental Matters” in our Annual Report on Form 10-K. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements of Taubman Centers, Inc. and the Notes thereto.

General Background and Performance Measurement

        Taubman Centers, Inc. (“we”, “us”, “our” or “TCO”) owns a managing general partner’s interest in The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG), through which we conduct all of our operations. The Operating Partnership owns, develops, acquires, and operates regional shopping centers nationally. The Consolidated Businesses consist of shopping centers that are controlled by ownership or contractual agreement, development projects for future regional shopping centers, and The Taubman Company LLC (the Manager). Shopping centers that are not controlled and that are owned through joint ventures with third parties (Unconsolidated Joint Ventures) are accounted for under the equity method.

        References in this discussion to “beneficial interest” refer to our ownership or pro-rata share of the item being discussed. Also, the operations of the shopping centers are often best understood by measuring their performance as a whole, without regard to our ownership interest. Consequently, in addition to the discussion of the operations of the Consolidated Businesses, the operations of the Unconsolidated Joint Ventures are presented and discussed as a whole.

        There are a number of items that affect the comparability of information used in measuring performance. During 2003, we opened Stony Point Fashion Park (Results of Operations — Recent Openings), acquired an interest in Waterside Shops at Pelican Bay, and sold our interest in Biltmore Fashion Park (Results of Operations — Acquisitions and Dispositions). During 2002, we opened The Mall at Millenia (Results of Operations — Recent Openings). Also during 2002, we acquired an interest in Sunvalley and sold our interests in La Cumbre Plaza and Paseo Nuevo (Results of Operations – Acquisitions and Dispositions). We opened four new shopping centers during 2001, which are currently not at stabilization. Additional “comparable center” statistics that exclude Biltmore, La Cumbre Plaza, The Mall at Millenia, Paseo Nuevo, Stony Point, Sunvalley, Waterside Shops at Pelican Bay, and the centers that opened in 2001 are provided to present the performance of comparable centers in our continuing operations.

Overall Summary of Management's Discussion and Analysis of Financial Condition and Results of Operations

        Our business is to lease space in our shopping centers. Generally these leases are long term (7 to 10 years). Therefore general economic trends most directly impact our tenants’ sales and consequently their ability to perform under their existing lease agreements and expand into new locations as well as our ability to find new tenants for our shopping centers. Tenant rents and expense recoveries represent over 90% of our total revenues. We recently have experienced decreases in occupancy, primarily due to unscheduled tenant closings. The impact on our income has been somewhat moderated by a significant increase in lease cancellation revenue and leasing to temporary in-line tenants. These trends are discussed under “Current Operating Trends.” The trend in tenant sales improved in 2003. Sales per square foot in 2003 continued to lead the industry, while mall tenant occupancy costs as a percentage of sales are within our historical norms. See “Mall Tenant Sales and Center Revenues” and “Rental Rates and Occupancy.”

        The rents we are able to achieve are similarly affected by economic trends and tenants’ expectations thereof, as described under “Rental Rates and Occupancy”. In 2003, the spread between rents of tenants opening and those closing was within historical norms. Mall tenant sales, occupancy levels and our resulting revenues are seasonal in nature. Refer to “Seasonality” for these relationships, as well as descriptions of revenues that historically are not as predictable.

        Our analysis of our financial results begins under “Results of Operations”. We have been active in developing and expanding our shopping center portfolio, and we describe the most recent center openings, including Stony Point Fashion Park and The Mall at Millenia under “Recent Openings”. Also, over the last two years, we acquired additional interests in six centers and disposed of interests in three, as discussed under “Acquisitions and Dispositions”.

        We similarly have been very active in managing our balance sheet, completing a series of new financings or refinancings of existing debt, as well as a series of stock buybacks, issuances of partnership equity, and redemptions of partners’ interests in TRG, as outlined under “Debt Transactions” and “Equity Transactions”. We believe good balance sheet management — both for debt and equity — will continue to minimize exposure to interest rate risk and ensure adequate liquidity over the coming years.

        In the fall of 2002, we received an unsolicited proposal from Simon Property Group, which sought to acquire control of the company. A tender offer and litigation were commenced but ultimately ended in 2003 as described under “Unsolicited Tender Offer”.

        We have certain additional sources of income beyond our rental revenues and recoveries from tenants. We disclose the Operating Partnership’s share of these sources of income under “Other Income”. Included in this income are lease cancellation income and gains on peripheral land sales , which in 2003 were at a historical high and close to a historical low, respectively. The timing of this income is difficult to predict. Other sources of income derived from our shopping centers, such as parking garage and sponsorship income, have been increasing.

        We provide property management, leasing, development, and other administrative services to centers owned by General Motors pension trusts, other third parties, and certain Taubman affiliates. The General Motors pension trusts contracts are cancelable with 90 days notice. Certain annual overhead costs allocated to these contracts would not be eliminated if they were to be canceled or not renewed.

        Certain significant transactions that occurred in 2004, including financings and an acquisition of an additional interest in Beverly Center, are discussed in “Subsequent Events”. The preparation of our financial statements requires management to make significant estimates when applying certain accounting policies. Background and discussion of these policies, including those related to the valuation of our shopping centers, capitalization of development costs, valuation of accounts receivable, and valuations for acquired property and intangibles, are contained under “Application of Critical Accounting Policies”.

        With all the preceding information as background, we have then provided insight and explanations for variances in our financial results from 2001 through 2003 under “Comparison of 2003 to 2002” and “Comparison of 2002 to 2001". As information useful to understanding our results, we have described the presentation of our minority interest, the recent dispositions of interests in centers, and the reasons for our use of non-GAAP statistics such as EBITDA and Funds from Operations (FFO) under “Presentation of Operating Results”. Reconciliations from net income allocable to common shareowners to these statistics follow the annual comparisons.

        Our discussion of sources and uses of capital resources under “Liquidity and Capital Resources” begins with a brief overview of capital activities and transactions occurring in 2003. Analysis of specific operating, investing, and financing activities is then provided in more detail. Cash flows from rents and recoveries provide the resources for payments of interest and other operating expenses, leasing costs, and generally for required distributions and dividends. Recent positive operating cash flow generated by new center openings, increases in rents, and other positive events offset the cash used in connection with the unsolicited tender offer. Similarly, significant capital outflows continue in connection with the construction of new centers and acquisitions, financed through sales of centers, debt, and certain equity issuances.

        Funding for new developments, acquisitions, and other capital spending typically is provided by new borrowings. As new developments reach their expected stabilized occupancy, we may be able to refinance the assets for more than the original financings, providing additional resources for growth. Specific analysis of our fixed and floating rates and periods of interest rate risk exposure is provided under “Beneficial Interest in Debt”. Completing our analysis of our exposure to rates are the effects of changes in interest rates on our cash flows and fair values of debt contained under “Sensitivity Analysis”.

        In conducting our business, we enter into various contractual obligations, including those for debt, capital leases for property improvements, operating leases for office space and land, purchase obligations, and other long-term commitments. Detail of these obligations, including expected settlement periods, is contained under “Contractual Obligations”. Property-level debt represents the largest single class of obligations, in both total amount and near-term maturity/expected settlement. Described under “Loan Commitments and Guarantees” and “Cash Tender Agreement” are our significant guarantees and commitments.

        Development, renovation, and expansion of new and existing malls continues to be a significant use of our capital, as described in “Capital Spending” and “Planned Capital Spending”. Recent spending includes that related to the recently opened Stony Point Fashion Park and The Mall at Millenia, and the currently under construction Northlake Mall. A use of future capital may be for our planned Oyster Bay project in Syosset, New York. We hope to resolve entitlement issues and receive the necessary approvals to begin construction in late 2004 for a planned 2006 opening of this project.

        Dividends are also significant uses of our capital resources. Tax status of our dividends and the factors considered when determining the amount of our dividends, including requirements arising because of our status as a REIT, are described under “Dividends”. We again increased our quarterly dividend in the fourth quarter of 2003.

Current Operating Trends

        Since 2001 the regional shopping center industry has been affected by the softness in the national economy. Economic and geopolitical pressures that affect consumer confidence, job growth, energy costs, and income gains can affect retail sales growth and impact our ability to lease vacancies and negotiate rents at advantageous rates. The impact of a soft economy on our current results of operations can be moderated by lease cancellation income, which tends to increase in down-cycles of the economy. During 2003, we recognized our approximately $11.7 million share of lease cancellation revenue, which exceeded historical averages; this level of lease cancellation income is not indicative of future periods (see Results of Operations — Other Income).

        Our sales statistics have shown improvement over the last nine months of 2003 (see Mall Tenant Sales and Center Revenues). Sales directly impact the amount of percentage rents certain tenants and anchors pay. The effects of increases or declines in sales on our operations are moderated by the relatively minor share of total rents (approximately two percent) percentage rents represent. However, a sustained trend in sales does impact, either negatively or positively, our ability to lease vacancies and negotiate rents at advantageous rates.

        In 2003, we experienced a decrease in occupancy from 2002 (see Rental Rates and Occupancy). Increased income from temporary in-line tenants, which has become an integral part of our business, partially offsets the impact of lower occupancy in the portfolio. Temporary tenants, defined as those with lease terms less than 12 months, are not included in occupancy or leased space statistics. As of December 31, 2003, approximately 3.7% of space was occupied by temporary tenants.

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

        We believe that the ability of tenants to pay occupancy costs and earn profits over long periods of time increases as sales per square foot increase, whether through inflation or real growth in customer spending. Because most mall tenants have certain fixed expenses, the occupancy costs that they can afford to pay and still be profitable are a higher percentage of sales at higher sales per square foot.

        The following table summarizes occupancy costs, excluding utilities, for mall tenants as a percentage of mall tenant sales:

	2003	2002	2001

Mall tenant sales (in thousands)	$ 3,417,572	$ 3,113,620	$ 2,797,867
Sales per square foot (1)	468	457	465

Minimum rents	10.5%	10.6%	10.0%
Percentage rents	0.2	0.2	0.2
Expense recoveries	5.0	5.0	4.5

Mall tenant occupancy costs as a percentage of
mall tenant sales (2)	15.7%	15.8%	14.7%

(1)	Sales per square foot is presented for the comparable centers, excluding value centers (Arizona Mills, Dolphin Mall, and Great Lakes Crossing).
(2)	For the comparable centers, mall tenant occupancy costs as a percentage of sales were 15.5%, 15.5%, and 14.9% for 2003, 2002, and 2001, respectively.

        Tenant sales per square foot in 2003 increased by 2.4% compared to 2002. Sales per square foot have increased year over year for each of the last nine months of 2003.

Rental Rates and Occupancy

        As leases have expired in the shopping centers, we have generally been able to rent the available space, either to the existing tenant or a new tenant, at rental rates that are higher than those of the expired leases. In a period of increasing sales, rents on new leases will tend to rise as tenants’ expectations of future growth become more optimistic. In periods of slower growth or declining sales, rents on new leases will grow more slowly or will decline for the opposite reason. However, center revenues nevertheless increase as older leases roll over or are terminated early and replaced with new leases negotiated at current rental rates that are usually higher than the average rates for existing leases. The following table contains certain information regarding rentals at the comparable shopping centers:

	2003	2002	2001
Average minimum rent per square foot	$42.97	$42.18	$41.83
Average minimum rent per square foot-stores
opening during year	$47.10	$44.63	$50.36
Square feet of GLA opened	671,019	774,016	657,815
Average minimum rent per square foot-stores
closing during year	$42.02	$42.46	$41.11
Square feet of GLA closed	822,688	661,981	803,452

        The opening and closing rent statistics are not computed on comparable tenant spaces, and can vary significantly from period to period depending on the total amount, location, and average size of tenant space opening and closing in the period.

        Generally, the rent spread between opening and closing stores is in our historic range of $5.00 to $10.00 per square foot. This statistic is difficult to predict in part because of unscheduled lease terminations, which may have actual average closing rents per square foot that vary from the average rent per square foot of scheduled lease expirations.

        In 2003, the square feet of GLA opened decreased from 2002, primarily due to certain large tenant spaces (greater than 10,000 square feet) that opened in 2002. During 2003, the number of tenants opened in the 13 comparable centers actually increased from 2002. The number of square feet of GLA closed increased in 2003 due to a number of unscheduled lease terminations and bankruptcies.

        Mall tenant average occupancy, ending occupancy, and leased space rates are as follows:

	2003	2002	2001
All Centers:
Leased space	88.4%	90.3%	87.7%
Ending occupancy	86.1	87.0	84.0
Average occupancy	85.6	84.8	84.9

Comparable Centers:
Leased space	90.0%	93.3%	91.7%
Ending occupancy	88.1	90.3	88.5
Average occupancy	87.8	88.2	87.6

        A number of unscheduled lease terminations and bankruptcies accounted for the majority of the decline in comparable center occupancy. Tenant bankruptcy filings as a percentage of the total number of tenant leases was 2.3% in 2003, compared to 1.7% in 2002 and 4.5% in 2001. We are expecting a reversal of this decline in occupancy by mid 2004 and anticipate 2004 year end to be ahead of 2002 occupancy.

Seasonality

        The regional shopping center industry is seasonal in nature, with mall tenant sales highest in the fourth quarter due to the Christmas season, and with lesser, though still significant, sales fluctuations associated with the Easter holiday and back-to-school events. While minimum rents and recoveries are generally not subject to seasonal factors, most leases are scheduled to expire in the first quarter, and the majority of new stores open in the second half of the year in anticipation of the Christmas selling season. Additionally, most percentage rents are recorded in the fourth quarter. Accordingly, revenues and occupancy levels are generally highest in the fourth quarter. Included in revenues are gains on sales of peripheral land and lease cancellation income that may vary significantly from quarter to quarter.

	1st Quarter 2003	2nd Quarter 2003	3rd Quarter 2003	4th Quarter 2003	Total 2003

	(in thousands)
Mall tenant sales	$706,227	$764,404	$775,154	$1,171,787	$3,417,572
Revenues	176,930	173,511	168,380	189,650	708,471
Occupancy:
Ending-comparable	87.8%	87.8%	87.1%	88.1%	88.1%
Average-comparable	88.4	87.7	87.4	88.0	87.8
Ending	85.5	85.5	85.2	86.1	86.1
Average	85.7	85.4	85.4	85.9	85.6
Leased space:
Comparable	91.1	90.2	90.1	90.0	90.0
All centers	88.6	88.0	88.4	88.4	88.4

        Because the seasonality of sales contrasts with the generally fixed nature of minimum rents and recoveries, mall tenant occupancy costs (the sum of minimum rents, percentage rents, and expense recoveries) relative to sales are considerably higher in the first three quarters than they are in the fourth quarter.

	1st Quarter 2003	2nd Quarter 2003	3rd Quarter 2003	4th Quarter 2003	Total 2003

Minimum rents	12.5%	11.3%	11.5%	8.0%	10.5%
Percentage rents	0.3	0.1	0.1	0.3	0.2
Expense recoveries	5.9	6.1	5.1	3.8	5.0

Mall tenant occupancy costs	18.7%	17.5%	16.7%	12.1%	15.7%

Results of Operations

Recent Openings

        Stony Point Fashion Park, a wholly-owned regional center, opened September 18, 2003 in Richmond, Virginia. Stony Point Fashion Park has performed well since its opening. The center is fully leased and was 92% occupied by December 2003. The 2004 return on Stony Point is expected to be approximately 10.5%. The 665,000 square foot center is anchored by Saks Fifth Avenue, Galyan’s, and Dillard’s.

        The Mall at Millenia, a 1.1 million square foot regional center in which the Operating Partnership has a 50% interest, opened in October 2002, in Orlando, Florida. The Mall at Millenia was 95% occupied at December 31, 2003.

        The Mall at Wellington Green, a 90% owned 1.3 million square foot regional center, opened in October 2001 in Wellington, Florida. A new anchor, Nordstrom, and additional tenant space opened in November 2003. International Plaza, a 26% owned 1.2 million square foot regional center, opened in September 2001 in Tampa, Florida. The Shops at Willow Bend, a wholly-owned 1.3 million square foot regional center, opened in August 2001 in Plano, Texas. A new anchor, Saks Fifth Avenue, will open in September 2004. Dolphin Mall, a 1.3 million square foot value regional center, opened in March 2001, in Miami, Florida. In October 2002, we acquired the remaining 50% interest in Dolphin Mall (see Results of Operations — Acquisitions and Dispositions).

        Estimates regarding returns are forward-looking statements and certain significant factors could cause the actual results to differ materially, including but not limited to: (1) actual results of negotiations with tenants, (2) timing of tenant openings, (3) early lease terminations and bankruptcies, (4) sales performance of the centers, and (5) increases in operating costs.

Acquisitions and Dispositions

        In December 2003, we sold our interest in Biltmore Fashion Park to The Macerich Company. The sales price consisted of $51 million of cash and $30.2 million in Macerich partnership units (which were then used as consideration for redeeming the former Biltmore owners’ TRG partnership interests, see Equity Transactions). Biltmore Fashion Park was encumbered by $77.4 million of property level fixed rate debt maturing in July 2009 and bearing an interest rate of 7.68%. We recognized a gain of approximately $48 million representing the excess of the sales price over the book value of our investment in the center.

        Also in December 2003, we acquired a 25% interest in Waterside Shops at Pelican Bay, located in Naples, Florida, for $22 million in cash. We are exploring redevelopment opportunities along with the Forbes Company, which is managing the center.

        In July 2003, we acquired an additional 25% interest in MacArthur Center, bringing our ownership in the shopping center to 95%, for $4.9 million in cash and 190,909 operating partnership units. Although the number of units issued was determined based on a negotiated value of $27.50 per unit, these units have been recorded based on our common share price of $19.48 as of the closing date of July 10, 2003.

        In March 2003, we acquired the 15% minority interest in Great Lakes Crossing for $3.2 million in cash, pursuant to a favorable pricing formula pre-established in the partnership agreement, bringing our ownership in the center to 100%.

        In October 2002, we acquired Swerdlow Real Estate Group’s (Swerdlow’s) 50% interest in Dolphin Mall, bringing our ownership in the shopping center to 100%. The results of Dolphin have been consolidated in our results subsequent to the acquisition date (prior to that date, Dolphin was accounted for under the equity method as an Unconsolidated Joint Venture). In May 2002, we acquired a 50% general partnership interest in SunValley Associates, a California general partnership that owns the Sunvalley shopping center located in Concord, California; Sunvalley is accounted for under the equity method as an Unconsolidated Joint Venture. Also in May 2002, we purchased an additional interest in Arizona Mills, bringing our interest in the center to 50%, and sold our interest in Paseo Nuevo. In March 2002, we sold our interest in La Cumbre Plaza.

        See also Subsequent Events.

Debt Transactions

        We completed a series of debt transactions in the three year period ended December 31, 2003, as follows:

	Date	Initial Loan Balance/Facility	Stated Interest Rate	Maturity Date (1)
		(in millions)
The Shops at Willow Bend-	August 2003	$ 13	LIBOR+1.65%	August 2005
land loan
The Shops at Willow Bend	June 2003	150	LIBOR+2.90%	July 2006
Mall at Millenia	March 2003	210	5.46%	April 2013
Great Lakes Crossing	February 2003	151	5.25%	March 2013
International Plaza	December 2002	192	4.21%	January 2008
Sunvalley	December 2002	135	5.67%	November 2012
Stony Point Fashion Park-	August 2002	105	LIBOR+1.85%	August 2005
construction loan			or Prime+0.35%
Westfarms	July 2002	210	6.10%	July 2012
TRG	November 2001	275	LIBOR+0.90%	November 2004
			or Prime
Regency Square	October 2001	83	6.75%	November 2011
The Mall at Wellington Green-	May 2001	168	LIBOR+1.85%	May 2004
construction loan			or Prime+0.50%

(1)	Excludes any options to extend the maturities (refer to the footnotes to our financial statements regarding extension options).

Equity Transactions

        We also completed a series of equity transactions in the three year period ended December 31, 2003, as follows:

	# of shares/units	Amount	Price per share/unit	Date
		(in millions)
Repurchases:
Stock buybacks (1)	2,972,000	$ 52.8	$ 17.75	April-May 2003
Redemption of TRG units (2)	1,629,817	30.2	18.53	December 2003
Stock buybacks (1)	1,828,700	21.3	11.64	January-September 2001

Issuances:
TRG units issued in connection with equity	2,083,333	50.0	24.00	May 2003
investment by G.K. Las Vegas Limited
Partnership (3)
TRG units issued in connection with	190,909	5.2	27.50	July 2003
purchase of additional interest in
MacArthur (3)

(1)	For each common share repurchased, a unit of TRG partnership interest is similarly redeemed.
(2)	Reflects units of partnership interest redeemed without any corresponding change in our common shares outstanding.
(3)	Reflects units of partnership interest issued without any corresponding change in our common shares outstanding.

        The December 2003 repurchase transaction, which occurred immediately following the sale of Biltmore Fashion Park, included the transfer of the Macerich units received from the sale to several Operating Partnership unitholders in redemption and retirement of their Operating Partnership units. These unitholders were the original owners of Biltmore Fashion Park.

        The partnership units issued in connection with the May 2003 investment have the same attributes as existing partnership units, except that they do not have voting rights and have limited resale rights for a specified period of time. An affiliate of the investor owned an interest in Beverly Center, which we purchased in January 2004 (see Subsequent Events).

        In March 2000, our Board of Directors authorized the purchase of up to $50 million of our common stock in the open market. For each share of our stock repurchased, an equal number of our Operating Partnership units are redeemed. In February 2003, our Board of Directors authorized the expansion of the existing buyback program to repurchase up to an additional $100 million of our common shares. As of December 31, 2003, we had purchased, and the Operating Partnership had redeemed, approximately 7.1 million shares and units for approximately $99.8 million. The December 2003 repurchase transaction was separately authorized by the Board and does not count against the amount of buybacks authorized under the share buyback program.

Unsolicited Tender Offer

        In the fall of 2002, we received an unsolicited proposal from Simon Property Group, Inc. (SPG) seeking to acquire control of TCO. The proposal was subsequently revised. Thereafter, a tender offer was commenced by SPG and later joined by a subsidiary of Westfield America Trust (Westfield). Our Board of Directors rejected the proposal and recommended that the shareholders not tender their shares pursuant to SPG’s and Westfield’s tender offer. SPG filed suit against us to enjoin the voting of our Series B Non-participating Convertible Preferred Stock based on a variety of legal theories. In October 2003, SPG and Westfield withdrew their tender offer, and TCO and SPG mutually agreed to end the litigation. During 2003 we incurred approximately $30.4 million in costs, in connection with the unsolicited tender offer and related litigation, offset by insurance recoveries of $5.6 million. During 2002, $5.1 million of costs were incurred. No further costs are expected to be incurred.

Other

        In July 2003, May Company announced that it intends to divest 32 of its 86 Lord & Taylor stores, including four at our centers. As May Company’s press release outlined, the company has decided to exit certain markets in the south and southwest including Florida, Texas, and Colorado. This impacts Cherry Creek, International Plaza, Wellington Green, and Willow Bend. May had also announced in its press release that it will continue to fulfill its obligations under existing documents to operate each store until satisfactory arrangements can be negotiated to divest each location. We are continuing discussions with May and expect that a mutually satisfactory and positive solution for each center will be found.

        We previously had investments in certain technology companies (MerchantWired and Fashionmall.com) for which charges of $8.1 million and $1.9 million were recorded during the years ended December 31, 2002 and 2001, respectively, when events and circumstances indicated their carrying amounts were not recoverable.

        In October 2001, we committed to a restructuring of our development operations. A restructuring charge of $2.0 million was recorded primarily representing the cost of certain involuntary terminations of personnel. Pursuant to the restructuring plan, 17 positions were eliminated within the development department.

        Effective January 1, 2001, we adopted Statement of Financial Accounting Standards (SFAS) No. 133 “Accounting for Derivative Instruments and Hedging Activities” and its related amendments and interpretations, which establish accounting and reporting standards for derivative instruments. The initial adoption of SFAS 133 resulted in a reduction to income of approximately $8.4 million as the cumulative effect of a change in accounting principle and a reduction to Other Comprehensive Income (OCI) of $0.8 million. These amounts represented the transition adjustments necessary to mark our share of interest rate agreements to fair value as of January 1, 2001.

Other Income

        We have certain additional sources of income beyond our rental revenues, recoveries from tenants, and revenues from management, leasing, and development services, as summarized in the following table. While gains on peripheral land sales in 2003 were less than in the prior year, we expect that 2004 gains on land sales will be about $5 million. Interest income in 2002 decreased primarily due to the settlement of a note receivable. Lease cancellation income is dependent on the overall economy and performance of particular retailers in specific locations and is difficult to predict; prior to 2001, it had averaged between $2 million and $4 million. 2003 lease cancellation income was unusually high due mostly to a small number of tenants who shifted their business strategy and closed stores that had only recently opened. In 2004, lease cancellation revenue is expected to be significantly lower than in 2003 and is currently estimated to be approximately $5 million. Estimates regarding anticipated 2004 other income are forward-looking statements and certain significant factors could cause the actual results to differ materially, including but not limited to: (1) actual results of negotiations with tenants, counterparties, and potential purchasers of peripheral land, and (2) timing of transactions.

	2003		2002		2001
	Consolidated Businesses	Unconsolidated Joint Ventures	Consolidated Businesses	Unconsolidated Joint Ventures	Consolidated Businesses	Unconsolidated Joint Ventures
	(Operating Partnership's share in millions)
Shopping center related revenues	$ 15.5	$ 3.0	$ 12.5	$ 2.7	$ 10.3	$ 1.8
Gains on peripheral land sales	1.8		7.1	0.4	4.6
Lease cancellation revenue	8.8	2.9	6.3	1.2	6.4	3.6
Interest income	1.3	0.1	1.2	0.2	4.3	0.4

	$ 27.4	$ 5.9	$ 27.1	$ 4.6	$ 25.6	$ 5.8

(1)	Amounts in this table may not add due to rounding.

Management, Leasing, and Development Services

        In addition, we provide property management, leasing, development, and other administrative services to centers owned by the General Motors pension trusts, other third parties, and certain Taubman affiliates. In 2003, 2002, and 2001, revenues recognized related to these services, net of costs of providing the services, were $2.7 million, $2.6 million, and $7.0 million, respectively. The amount in 2002 decreased from 2001 due to the acquisition of the interest in Sunvalley and the completion of a short-term contract. The General Motors pension trusts contracts are cancelable with 90 days notice. Certain annual overhead costs of between $3 million and $5 million allocated to these contracts would not be eliminated if they were to be canceled or not renewed.

Subsequent Events

        In January 2004, we completed a $347.5 million refinancing on Beverly Center. The 10-year mortgage loan carries an all-in interest rate of 5.5%. Proceeds were used to pay off the $146 million 8.36% mortgage, $20 million of the Wellington construction loan, all of the outstanding balances on the lines of credit, and transaction fees. The net impact of this financing is expected to be an increase in interest expense of $2.7 million for 2004.

        Also in January 2004, we purchased the additional 30% ownership of Beverly Center from Sheldon Gordon and the estate of E. Phillip Lyon. Consideration of approximately $11 million for this interest consisted of $3.3 million in cash and 276,724 of newly issued partnership units valued at $27.50 per unit. The price of the acquisition was determined pursuant to a 1988 option agreement between us and a partnership controlled by Mr. Gordon and Mr. Lyon. We have carried the $11 million net exercise price as a liability on our balance sheet. We already recognized 100% of the financial results of the center in our financial statements.

        In February 2004, the $66 million loan on Woodland was repaid by the joint venture partners. We used borrowings under a line of credit for our 50% share of the repayment.

        Also in February 2004, we completed a $145 million refinancing, secured by a mortgage on Dolphin Mall. The loan matures in February 2006 and may be extended for a total of three years. The loan bears interest at a rate of LIBOR plus 2.15%. The payment of principal and interest is guaranteed 100% by TRG. Proceeds from the financing were used to repay the existing $142 million loan.

        Subsequent to these financings, 74% of our debt was fixed rate and 26% was floating, not including the impact of hedge instruments.

Application of Critical Accounting Policies

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the financial statements and disclosures. Some of these estimates and assumptions require application of difficult, subjective, and/or complex judgment, often about the effect of matters that are inherently uncertain and that may change in subsequent periods. We are required to make such estimates and assumptions when applying the following accounting policies.

Valuation of Shopping Centers

        All properties, including those under construction and/or owned by joint ventures, are reviewed for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. Impairment would be recognized when the sum of expected cash flows (undiscounted and without interest charges) is less than the carrying value of the property. The expected cash flows of a shopping center are dependent on estimates and other factors subject to change, including (1) changes in the national, regional, and/or local economic climates, (2) competition from other shopping centers, stores, clubs, mailings, and the internet, (3) increases in operating costs, (4) bankruptcy and/or other changes in the condition of third parties, including anchors and tenants, and (5) expected holding period. These factors could cause our expected future cash flows from a shopping center to change, and, as a result, an impairment could be considered to have occurred. To the extent an impairment has occurred, the excess carrying value of the property over its estimated fair value is charged against operations. There were no impairment charges recognized in the periods covered within this Annual Report. As of December 31, 2003, the consolidated net book value of our properties was $2.1 billion, representing over 90% of our consolidated assets. We also have varying ownership percentages in the properties of Unconsolidated Joint Ventures with a total combined net book value of $0.9 billion. These amounts include certain development costs that are described in the policy that follows.

Capitalization of Development Costs

        In developing shopping centers, we typically obtain land or land options, zoning and regulatory approvals, anchor commitments, and financing arrangements during a process that may take several years and during which we may incur significant costs. We capitalize all development costs once it is considered probable that a project will reach a successful conclusion. Prior to this time, we expense all costs relating to a potential development, including payroll, and include these costs in Funds from Operations (refer to Presentation of Operating Results).

        Many factors in the development of a shopping center are beyond our control, including (1) changes in the national, regional, and/or local economic climates, (2) competition from other shopping centers, stores, clubs, mailings, and the internet, (3) availability and cost of financing, (4) changes in regulations, laws, and zoning, and (5) decisions made by third parties, including anchors. These factors could cause our assessment of the probability of a development project reaching a successful conclusion to change. If a project subsequently was considered less than probable of reaching a successful conclusion, a charge against operations for previously capitalized development costs would occur.

        Our approximately $34.2 million balance of development pre-construction costs as of December 31, 2003 consists of costs relating to our Oyster Bay project in Syosset, New York. Refer to Planned Capital Spending regarding the status of this project.

Valuation of Accounts Receivable

        Rents and expense recoveries from tenants are our principal source of income; they represent over 90% of our revenues. In generating this income, we will routinely have accounts receivable due from tenants. The collectibility of tenant receivables is affected by bankruptcies, changes in the economy, and the ability of the tenants to perform under the terms of their lease agreements. While we estimate potentially uncollectible receivables and provide for them through charges against income, actual experience may differ from those estimates. Also, if a tenant were not able to perform under the terms of its lease agreement, receivable balances not previously provided for may be required to be charged against operations. Bad debt expense was approximately 1% of total revenues in 2003, while bankruptcy filings affected 2.3% of tenant leases during the year. Since 1991, the annual provision for losses on accounts receivable has been less than 2% of annual revenues.

Valuations for Acquired Property and Intangibles

        Upon acquisition of an investment property, including that of an additional interest in an asset already partially owned, we make an assessment of the valuation and composition of assets and liabilities acquired. These assessments consider fair values of the respective assets and liabilities and are determined based on estimated future cash flows using appropriate discount and capitalization rates and other commonly accepted valuation techniques. The estimated future cash flows that are used for this analysis reflect the historical operations of the property, known trends and changes expected in current market and economic conditions which would impact the property’s operations, and our plans for such property. These estimates of cash flows and valuations are particularly important given the application of SFAS 141 and 142 for the allocation of purchase price between land, buildings and improvements, and other identifiable intangibles.

New Accounting Pronouncements

        In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is currently effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective for us on July 1, 2003. The provisions of SFAS 150 had no impact on our financial statements.

        In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities” (FIN 46). This Interpretation addresses consolidation by business enterprises of certain variable interest entities and the conditions under which they should be included in consolidated financial statements. FIN 46 is effective for the first interim or annual period ending after December 15, 2003. In December 2003, the FASB issued Interpretation No. 46R (FIN 46R), which served to clarify guidance in FIN 46, and provided additional guidance surrounding the application of FIN 46. We adopted the provisions of FIN 46R during the fourth quarter of 2003, evaluating the equity-at-risk and other characteristics of our financial interests in our consolidated and unconsolidated businesses. The adoption did not change the entities that we currently consolidate in our financial statements.

Presentation of Operating Results

        The following tables contain the operating results of our Consolidated Businesses and the Unconsolidated Joint Ventures. Income allocated to the minority partners in the Operating Partnership and preferred interests is deducted to arrive at the results allocable to our common shareowners. Because the net equity of the Operating Partnership is less than zero, the income allocated to the minority partners is equal to their share of distributions. The net equity of these minority partners is less than zero due to accumulated distributions in excess of net income and not as a result of operating losses. Distributions to partners are usually greater than net income because net income includes non-cash charges for depreciation and amortization. Amounts allocable to minority partners in certain consolidated joint ventures are added back or deducted to arrive at our net results. Our average ownership percentage of the Operating Partnership was 60% in 2003 and 62% in both 2002 and 2001.

        The results of Dolphin Mall are presented within the Consolidated Businesses subsequent to its October 2002 acquisition. Prior to that date, they are included within the Unconsolidated Joint Ventures.

        In December 2003, we sold our interest in Biltmore Fashion Park. The results of Biltmore Fashion Park and the results of La Cumbre Plaza and Paseo Nuevo, including the gains on their disposition in 2002, are presented as discontinued operations.

        The operating results in the following tables include the supplemental earnings measures of Beneficial Interest in EBITDA and Funds from Operations (FFO). Beneficial Interest in EBITDA represents the Operating Partnership’s share of the earnings before interest and depreciation and amortization, excluding gains on sales of depreciated operating properties of its consolidated and unconsolidated businesses. We believe Beneficial Interest in EBITDA provides a useful indicator of operating performance, as it is customary in the real estate and shopping center business to evaluate the performance of properties on a basis unaffected by capital structure.

        The National Association of Real Estate Investment Trusts (NAREIT) defines FFO as net income (loss) (computed in accordance with Generally Accepted Accounting Principles (GAAP)), excluding gains (or losses) from extraordinary items and sales of properties, plus real estate related depreciation and after adjustments for unconsolidated partnerships and joint ventures. We believe that FFO is a useful supplemental measure of operating performance for REITs. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, we and most industry investors and analysts have considered presentations of operating results that exclude historical cost depreciation to be useful in evaluating the operating performance of REITs. We primarily use FFO in measuring performance and in formulating corporate goals and compensation. Our presentation of FFO is not necessarily comparable to the FFO of other REITs due to the fact that not all REITs use the NAREIT definition. FFO should not be considered an alternative to net income as an indicator of our operating performance. Additionally, FFO does not represent cash flows from operating, investing or financing activities as defined by GAAP.

Comparison of 2003 to 2002

        The following table sets forth operating results for 2003 and 2002, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

	2003		2002

	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100% (1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100% (1)

	(in millions of dollars)
REVENUES:
Minimum rents	207.5	200.0	185.4	185.2
Percentage rents	4.8	3.7	4.4	3.5
Expense recoveries	125.6	103.9	114.6	94.2
Management, leasing and development	22.1		22.7
Other	28.4	12.4	29.1	9.2

Total revenues	388.5	320.0	356.2	292.1

OPERATING COSTS:
Recoverable expenses	111.5	87.8	100.8	81.6
Other operating	37.1	22.6	31.6	23.1
Charges related to technology investments			8.1
Costs related to unsolicited tender offer, net of
recoveries	24.8		5.1
Management, leasing and development	19.4		20.0
General and administrative	24.6		20.6
Interest expense	84.2	82.7	77.5	77.0
Depreciation and amortization(2)	92.3	55.8	78.4	57.0

Total operating costs	393.9	248.9	342.1	238.7

	(5.4)	71.1	14.1	53.4

Equity in income of Unconsolidated Joint Ventures(2)	36.7		27.9

Income before discontinued operations and minority
and preferred interests	31.3		42.0
Discontinued operations:
Gains on dispositions of interests in centers	49.6		12.3
EBITDA	10.4		12.9
Interest expense	(5.9)		(6.2)
Depreciation and amortization	(3.2)		(5.2)
Minority and preferred interests:
TRG preferred distributions	(9.0)		(9.0)
Minority share of consolidated joint ventures	0.2		0.4
Minority share of income of TRG	(28.2)		(17.4)
Distributions in excess of minority share of income	(7.3)		(15.4)

Net income	37.8		14.4
Series A preferred dividends	(16.6)		(16.6)

Net income (loss) allocable to common shareowners	21.2		(2.2)

SUPPLEMENTAL INFORMATION:
EBITDA - 100% (3)	181.5	209.6	182.8	187.4
EBITDA - outside partners' share	(4.0)	(95.9)	(8.6)	(83.4)

Beneficial interest in EBITDA (3)	177.6	113.7	174.3	104.0
Beneficial interest expense	(87.4)	(43.3)	(78.7)	(39.4)
Non-real estate depreciation	(2.5)		(2.7)
Preferred dividends and distributions	(25.6)		(25.6)

Funds from Operations contribution (3)	62.1	70.4	67.3	64.6

(1)	With the exception of the Supplemental Information, amounts include 100% of the Unconsolidated Joint Ventures. Amounts are net of intercompany transactions. The Unconsolidated Joint Ventures are presented at 100% in order to allow for measurement of their performance as a whole, without regard to our ownership interest. In our consolidated financial statements, we account for investments in the Unconsolidated Joint Ventures under the equity method.
(2)	Amortization of our additional basis in the Operating Partnership included in equity in income of Unconsolidated Joint Ventures was $3.0 million in both 2003 and 2002. Also, amortization of the additional basis included in depreciation and amortization was $4.2 million and $4.3 million in 2003 and 2002, respectively.
(3)	For the year ended December 31, 2002, EBITDA and FFO were restated from amounts previously reported to include costs related to the unsolicited tender offer of $5.1 million and charges related to technology investments of $8.1 million recognized during 2002 and previously excluded from EBITDA and FFO.
(4)	Amounts in this table may not add due to rounding. Certain reclassifications have been made to prior year information to conform to current year classifications.

Consolidated Businesses

        Total revenues for the year ended December 31, 2003 were $388.5 million, a $32.3 million or 9.1% increase over 2002. Minimum rents increased $22.1 million, primarily due to the consolidation of Dolphin Mall and the opening of Stony Point. Minimum rents also increased due to increased average occupancy and income from temporary tenants and specialty retailers. Expense recoveries increased due to related recoverable expenses. The increase in expense recoveries was partially offset by a $2.7 million decrease as a result of a property tax credit at a certain center. Other revenue decreased by $0.7 million from 2002 primarily due to a decrease in gains on sales of peripheral land, partially offset by an increase in lease cancellation revenue.

        Total operating costs were $393.9 million, a $51.8 million or 15.1% increase over the comparable period in 2002. Recoverable expenses increased primarily due to Dolphin Mall, partially offset by a $4.9 million property tax credit at one of the centers. Other operating expense increased due to increases in property management costs and bad debt expense, partially offset by a decrease in the charge to operations for pre-development activities. During 2003, $24.8 million in costs, net of insurance recoveries, were incurred in connection with the unsolicited tender offer. During 2002, write-offs of technology investments of $8.1 million were recognized. General and administrative expenses increased primarily due to deferred bonus expense based on our stock price and higher insurance costs. Interest expense increased primarily due to the consolidation of Dolphin Mall, increased debt and decreased capitalized interest upon opening of Stony Point, and increases due to the hedging of certain floating rate debt, partially offset by decreases due to the lower floating rates and paydown of debt from the proceeds of the sale of La Cumbre Plaza and Paseo Nuevo. Depreciation expense increased primarily due to the acquisition of the additional interest in Dolphin Mall and the opening of Stony Point.

Unconsolidated Joint Ventures

        Total revenues for the year ended December 31, 2003 were $320.0 million, a $27.9 million or 9.6% increase from 2002. Minimum rents increased $14.8 million, primarily due to Millenia and the acquisition of the interest in Sunvalley, partially offset by a decrease due to the transfer of Dolphin Mall to the Consolidated Businesses. Minimum rents also increased due to increased average occupancy, tenant rollovers, and income from temporary tenants and specialty retailers. Expense recoveries increased primarily due to Millenia and Sunvalley, partially offset by the transfer of Dolphin Mall. Other revenue increased primarily due to an increase in lease cancellation revenue, partially offset by a decrease in gains on sales of peripheral land.

        Total operating costs increased by $10.2 million to $248.9 million for the year ended December 31, 2003. Recoverable expenses increased primarily due to Millenia and Sunvalley, partially offset by the transfer of Dolphin Mall. Recoverable expenses in 2002 included the reversal of a $2.8 million special assessment tax accrued during 2001. Other operating expense decreased due to the transfer of Dolphin Mall and charges for development activities incurred during 2002, partially offset by Millenia and Sunvalley. Interest expense increased due to the Sunvalley acquisition and refinancing and increased debt and decreased capitalized interest upon opening of Millenia. These increases were partially offset by a decrease due to the transfer of Dolphin Mall. Depreciation expense decreased due to the transfer of Dolphin Mall, partially offset by Millenia and Sunvalley.

        As a result of the foregoing, income of the Unconsolidated Joint Ventures increased by $17.7 million to $71.1 million. Our equity in income of the Unconsolidated Joint Ventures was $36.7 million, an $8.8 million increase from 2002.

Net Income

        As a result of the foregoing, our income before discontinued operations and minority and preferred interests decreased by $10.7 million to $31.3 million for 2003. Discontinued operations in 2003 included a $49.6 million gain on the disposition of Biltmore and adjustments to prior gains, while 2002 included $12.3 million of gains on the dispositions of La Cumbre Plaza and Paseo Nuevo. After allocation of income to minority and preferred interests, the net income (loss) allocable to common shareowners for 2003 was $21.2 million compared to $(2.2) million in 2002.

Comparison of 2002 to 2001

        The following table sets forth operating results for 2002 and 2001, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

	2002		2001

	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100% (1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100% (1)

	(in millions of dollars)
REVENUES:
Minimum rents	185.4	185.2	156.0	149.3
Percentage rents	4.4	3.5	4.8	3.2
Expense recoveries	114.6	94.2	95.6	73.6
Management, leasing and development	22.7		26.0
Other	29.1	9.2	26.9	12.3

Total revenues	356.2	292.1	309.3	238.4

OPERATING COSTS:
Recoverable expenses	100.8	81.6	82.5	67.3
Other operating	31.6	23.1	31.3	15.1
Restructuring loss			2.0
Charges related to technology investments	8.1		1.9
Costs related to unsolicited tender offer	5.1
Management, leasing and development	20.0		19.0
General and administrative	20.6		20.1
Interest expense	77.5	77.0	62.0	75.0
Depreciation and amortization (2)	78.4	57.0	61.0	39.3

Total operating costs	342.1	238.7	279.7	196.7

	14.1	53.4	29.6	41.8

Equity in income of Unconsolidated Joint Ventures (2)(3)	27.9		21.9

Income before discontinued operations, cumulative
effect of change in accounting principle, and minority
and preferred interests	42.0		51.5
Discontinued operations:
Gains on dispositions of interests in centers	12.3
EBITDA	12.9		18.3
Interest expense	(6.2)		(6.2)
Depreciation and amortization	(5.2)		(7.9)
Cumulative effect of change in accounting principle			(8.4)
Minority and preferred interests:
TRG preferred distributions	(9.0)		(9.0)
Minority share of consolidated joint ventures	0.4		1.1
Minority share of income of TRG	(17.4)		(11.7)
Distributions in excess of minority share of income	(15.4)		(20.0)

Net income	14.4		7.7
Series A preferred dividends	(16.6)		(16.6)

Net loss allocable to common shareowners	(2.2)		(8.9)

SUPPLEMENTAL INFORMATION:
EBITDA - 100% (4)	182.8	187.4	170.8	156.0
EBITDA - outside partners' share	(8.6)	(83.4)	(7.5)	(71.6)

Beneficial interest in EBITDA (4)	174.3	104.0	163.3	84.4
Beneficial interest expense	(78.7)	(39.4)	(63.2)	(38.7)
Non-real estate depreciation	(2.7)		(2.7)
Preferred dividends and distributions	(25.6)		(25.6)

Funds from Operations contribution (4)	67.3	64.6	71.9	45.7

(1)	With the exception of the Supplemental Information, amounts include 100% of the Unconsolidated Joint Ventures. Amounts are net of intercompany transactions. The Unconsolidated Joint Ventures are presented at 100% in order to allow for measurement of their performance as a whole, without regard to our ownership interest. In our consolidated financial statements, we account for investments in the Unconsolidated Joint Ventures under the equity method.
(2)	Amortization of our additional basis in the Operating Partnership included in equity in income of Unconsolidated Joint Ventures was $3.0 million in both 2002 and 2001. Also, amortization of the additional basis included in depreciation and amortization was $4.3 million in 2002 and $4.4 million in 2001.
(3)	Equity in income of Unconsolidated Joint Ventures excludes the cumulative effect of the change in accounting principle incurred in connection with our adoption of SFAS 133 in 2001. Our share of the Unconsolidated Joint Ventures’ cumulative effect was approximately $1.6 million.
(4)	For the year ended December 31, 2002, EBITDA and FFO were restated from amounts previously reported to include costs related to the unsolicited tender offer of $5.1 million and charges related to technology investments of $8.1 million recognized during 2002 and previously excluded from EBITDA and FFO. For the year ended December 31, 2001, EBITDA and FFO were restated from amounts previously reported to include a charge related to a technology investment of $1.9 million recognized during 2001 and previously excluded from EBITDA and FFO.
(5)	Amounts in this table may not add due to rounding. Certain reclassifications have been made to prior year information to conform to current year classifications.

Consolidated Businesses

        Total revenues for the year ended December 31, 2002 were $356.2 million, a $46.9 million or 15.2% increase over 2001. Minimum rents increased $29.4 million, of which $24.6 million was due to the openings of The Shops at Willow Bend and The Mall at Wellington Green and the consolidation of Dolphin Mall after the acquisition of the additional interest. Minimum rents also increased due to tenant rollovers and increases in occupancy. Expense recoveries increased primarily due to Willow Bend, Wellington Green, and the inclusion of Dolphin Mall. Management, leasing, and development revenue decreased primarily due to the loss of Sunvalley revenue due to its acquisition, and the completion of a short-term contract. Other revenue increased due to increases in gains on sales of peripheral land and income from sponsorship and other retail initiatives, partially offset by a decrease in interest income.

        Total operating costs were $342.1 million, a $62.4 million or 22.3% increase over the comparable period in 2001. Recoverable expenses increased primarily due to Willow Bend, Wellington Green, and the inclusion of Dolphin Mall. Other operating expense increased primarily due to the new centers, partially offset by decreases in MerchantWired losses and bad debt expense. During 2001, a $2.0 million restructuring loss was recognized, which primarily represented the cost of certain involuntary terminations of personnel. Write-offs and/or write-downs of technology investments of $8.1 million and $1.9 million were recognized in 2002 and 2001, respectively. During 2002, $5.1 million in costs were incurred in connection with the unsolicited tender offer. Interest expense increased primarily due to an increase in debt and a decrease in capitalized interest upon opening of Willow Bend and Wellington Green, as well as the change in ownership of Dolphin Mall, partially offset by decreases due to lower rates on floating rate debt and the paydown of debt from the proceeds of the sale of La Cumbre Plaza and Paseo Nuevo. Depreciation expense increased primarily due to Willow Bend, Wellington Green, and Dolphin Mall.

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

        Total operating costs increased by $42.0 million to $238.7 million for the year ended December 31, 2002. Recoverable expenses increased primarily due to International Plaza, Millenia, and Sunvalley. Recoverable expenses in 2002 included the reversal of a $2.8 million special assessment tax accrued during 2001. Other operating expense increased primarily due to these new centers and charges for costs of development activities. Interest expense increased due to the Sunvalley acquisition, increased debt and decreased capitalized interest upon opening of International Plaza and Millenia, partially offset by a decrease in the liability for the Dolphin Mall swap agreement recorded under SFAS 133 and lower rates on floating rate debt. Depreciation expense increased primarily due to International Plaza, Millenia, and Sunvalley.

        As a result of the foregoing, income of the Unconsolidated Joint Ventures increased by $11.6 million to $53.4 million. Our equity in income of the Unconsolidated Joint Ventures was $27.9 million, a $6.0 million increase from the comparable period in 2001.

Net Income

        As a result of the foregoing, our income before discontinued operations, cumulative effect of change in accounting principle, and minority and preferred interests decreased $9.5 million to $42.0 million for the year ended December 31, 2002. The discontinued operations of Biltmore, La Cumbre Plaza, and Paseo Nuevo include a $12.3 million gain on the dispositions of La Cumbre Plaza and Paseo Nuevo in 2002. In 2001, a cumulative effect of a change in accounting principle of $8.4 million was recognized in connection with our adoption of SFAS 133. After allocation of income to minority and preferred interests, the net loss allocable to common shareowners for 2002 was $(2.2) million compared to $(8.9) million in 2001.

Reconciliation of Net Income (Loss) to Funds from Operations

	2003	2002	2001
	(in millions of dollars)
Net income (loss) allocable to common shareowners	21.2	(2.2)	(8.9)

Add (less) depreciation and gains on dispositions of properties:
Gains on dispositions of interests in centers	(49.6)	(12.3)
Cumulative effect of change in accounting principle			8.4
Depreciation and amortization (1):
Consolidated businesses at 100%	92.3	78.4	61.0
Minority partners in consolidated joint ventures	(1.4)	(4.0)	(3.6)
Discontinued operations	3.2	5.2	7.9
Share of unconsolidated joint ventures	33.6	36.7	23.9
Non-real estate depreciation	(2.5)	(2.7)	(2.7)

Add minority interests in TRG:
Minority share of income in TRG	28.2	17.4	11.7
Distributions in excess of minority share of income of TRG	7.3	15.4	20.0

Funds from Operations - TRG (2)	132.5	131.8	117.6

Funds from Operations - TCO (2)	80.0	81.6	72.3

(1)	Depreciation includes $6.5 million and $5.2 million of mall tenant allowance amortization for the years ended December 31, 2003 and 2002, respectively.
(2)	TRG’s FFO for the year ended December 31, 2003 includes costs, net of insurance recoveries, of $24.8 million incurred in connection with the unsolicited tender offer. TRG’s FFO for the year ended December 31, 2002 includes costs of $5.1 million incurred in connection with the unsolicited tender offer. TRG’s FFO for the year ended December 31, 2002 was restated from previously reported amounts to include these costs related to the unsolicited tender offer, previously excluded from FFO. FFO for the years ended December 31, 2002 and December 31, 2001 was also restated to include charges related to technology investments of $8.1 million and $1.9 million recognized during 2002 and 2001, respectively, and previously excluded from FFO. TCO’s share of TRG’s FFO is based on an average ownership of 60% and 62% during the years ended December 31, 2003 and 2002, respectively.
(3)	Amounts in this table may not add due to rounding.

Reconciliation of Net Income (Loss) to Beneficial Interest in EBITDA

	2003	2002	2001
	(in millions of dollars)
Net income (loss) allocable to common shareowners	21.2	(2.2)	(8.9)

Add (less) depreciation and gains on dispositions of properties:
Gains on dispositions of interests in centers	(49.6)	(12.3)
Cumulative effect of change in accounting principle			8.4
Depreciation and amortization:
Consolidated businesses at 100%	92.3	78.4	61.0
Minority partners in consolidated joint ventures	(1.4)	(4.0)	(3.6)
Discontinued operations	3.2	5.2	7.9
Share of unconsolidated joint ventures	33.6	36.7	23.9

Add minority interests in TRG:
Minority share of income in TRG	28.2	17.4	11.7
Distributions in excess of minority share of income of TRG	7.3	15.4	20.0

Add (less) preferred interests and interest expense:
Preferred dividends and distributions	25.6	25.6	25.6
Interest expense for all businesses of continuing operations	166.9	154.5	136.9
Interest expense allocable to minority partners in consolidated
joint ventures	(2.7)	(5.0)	(5.0)
Interest expense of discontinued operations	5.9	6.2	6.2
Interest expense allocable to outside partners in unconsolidated
joint ventures	(39.4)	(37.6)	(36.3)

Beneficial interest in EBITDA - TRG	291.3	278.3	247.7

(1)	Amounts in this table may not add due to rounding.

Liquidity and Capital Resources

        In the following discussion, references to beneficial interest represent the Operating Partnership’s ownership share of the results of its consolidated and unconsolidated businesses. We do not have, and have not had, any parent company indebtedness; all debt discussed represents obligations of the Operating Partnership or its subsidiaries and joint ventures.

        Capital resources are required to maintain our current operations, complete construction underway, pay dividends, and fund planned capital spending for future developments and other commitments and contingencies. We believe that our net cash provided by operating activities, distributions from our joint ventures, the unutilized portions of our credit facilities, and our ability to access the capital markets assure adequate liquidity to meet current and future cash requirements and will allow us to conduct our operations in accordance with our dividend and financing policies. The following sections contain information regarding our recent capital transactions and sources and uses of cash; beneficial interest in debt and sensitivity to interest rate risk; and historical capital spending. We then provide information regarding our anticipated future capital spending; covenants, commitments, and contingencies; and dividend policies.

Summaries of 2003 Capital Activities and Transactions

        As of December 31, 2003, we had a consolidated cash balance of $30.4 million. Additionally, we have a secured $275 million line of credit. This line had $150.0 million of borrowings as of December 31, 2003 and expires in November 2004 with a one-year extension option. We also have available a second secured bank line of credit of up to $40 million. This line had $10.5 million outstanding as of December 31, 2003 and expires in November 2004. See Subsequent Events regarding repayment of the balances under these lines of credit in January 2004.

        During 2003, we sold Biltmore Fashion Park, acquired additional interests in MacArthur Center and Great Lakes Crossing as well as an interest in Waterside Shops at Pelican Bay, completed and opened Stony Point Fashion Park, and began construction on Northlake Mall. Additionally, financings of approximately $525 million were completed relating to The Shops at Willow Bend, The Mall at Millenia, and Great Lakes Crossing, and $50 million was invested into our Operating Partnership by an affiliate. An additional $5.2 million was invested in the Operating Partnership as part of our purchase of the additional interest in MacArthur Center. In total we have issued $55.2 million in equity at an average price of $24.29 per share. Also during 2003, we purchased approximately 3 million shares under our share repurchase program at an average price of $17.75 and completed a 1.6 million partnership unit redemption as part of the Biltmore sale, at a price of $18.53. The total of these equity transactions resulted in a reduction of 2.3 million shares at a net cost of $11.91 per share. These transactions are more fully described in Results of Operations.

Operating Activities

        Our net cash provided by operating activities was $133.5 million in 2003, compared to $142.5 million in 2002 and $120.5 million in 2001. In 2003, increases in cash from a full year of operations at The Mall at Millenia, increases in average rents per square foot, lease cancellation revenue, and net recoveries, and additional operating cash flows due to the opening of Stony Point Fashion Park in September were offset by cash spent in connection with the unsolicited tender offer. In 2002, cash provided by operating activities increased from 2001 primarily due to the full year of operating cash flow provided by the new centers opening throughout 2001.

Investing Activities

        Net cash used in investing activities was $41.7 million in 2003 compared to $28.0 million provided in 2002 and $240.7 million used in 2001.

        Cash used in investing activities was impacted by the timing of capital expenditures, with additions to properties and/or contributions to joint ventures in 2003, 2002, and 2001 for the construction of Dolphin Mall, International Plaza, The Mall at Millenia, Northlake Mall, Stony Point Fashion Park, The Mall at Wellington Green, and The Shops at Willow Bend, as well as other development activities and other capital items. A tabular presentation of 2003 capital spending is shown in Capital Spending. Additionally, $30.3 million was used in 2003 to acquire interests in Waterside Shops at Pelican Bay, MacArthur Center, and Great Lakes Crossing, while $42.2 million was used in 2002 in connection with acquiring interests in Arizona Mills, Dolphin Mall, and Sunvalley.

        Sources of cash used in funding these investing activities included sales of interests in centers and distributions from Unconsolidated Joint Ventures, as well as the financing activities described in the next section. In 2003, the sale of Biltmore provided $51.0 million, while the 2002 sales of Paseo Nuevo and La Cumbre Plaza provided $76.4 million. Distributions in excess of earnings from Unconsolidated Joint Ventures provided $49.1 million in 2003, $86.4 million in 2002, and $18.3 million in 2001. In 2003, these distributions included $21.0 million of excess proceeds from the March 2003 refinancing of The Mall at Millenia, while in 2002 $36.8 million of excess proceeds were received from the Westfarms refinancing and $25.9 million was repaid to us from borrowings under the Dolphin construction loan. Net proceeds from sales of peripheral land were $5.7 million, $13.3 million, and $8.6 million in 2003, 2002, and 2001, respectively. The timing of land sales is variable and proceeds from land sales can vary significantly from period to period.

        Cash used in or provided by investing activities is also affected by certain infrequently occurring or peripheral activities. During 2002 and 2001, $4.1 million and $4.0 million were invested in technology-related ventures, respectively. As of December 31, 2003, there were no investments in or obligations relating to technology-related ventures. Dividends received from investments in technology companies were $0.4 million and $3.1 million in 2003 and 2002, respectively.

Financing Activities

        Net cash used in financing activities was $93.8 million in 2003, compared to $164.9 million of cash used in 2002, and $128.8 million of cash provided in 2001.

        Net cash used in or provided by financing activities was primarily impacted by cash requirements of the investing activities described in the preceding section. Proceeds from the issuance of debt, net of payments and issuance costs, were $20.6 million in 2003, compared to net repayments of $70.9 million in 2002 and net borrowings of $242.7 million in 2001. In 2003, we used $50 million from the issuance of partnership units to fund repurchases of our common stock. These repurchases totaled $52.8 million in 2003. Stock repurchases of $22.9 million were made in connection with our stock repurchase program in 2001. Issuance of stock pursuant to the Continuing Offer related to the exercise of employee options contributed $2.3 million in 2003, $16.4 million in 2002, and $16.9 million in 2001. Total dividends and distributions paid were $113.9 million, $110.3 million, and $107.9 million in 2003, 2002, and 2001, respectively.

Beneficial Interest in Debt

        At December 31, 2003, the Operating Partnership’s debt and its beneficial interest in the debt of its Consolidated and Unconsolidated Joint Ventures totaled $2,162.1 million with an average interest rate of 5.76% excluding amortization of debt issuance costs and the effects of interest rate hedging instruments. These costs are reported as interest expense in the results of operations. Recognition of these costs added 0.31% to TRG’s effective interest rate during 2003. Included in beneficial interest in debt is debt used to fund development and expansion costs. Beneficial interest in assets on which interest is being capitalized totaled $70.1 million as of December 31, 2003. Beneficial interest in capitalized interest was $9.0 million for 2003. The following table presents information about our beneficial interest in debt as of December 31, 2003 (amounts may not add due to rounding):

	Amount	Interest Rate Including Spread		LIBOR Lock/ Swap Rate

	(in millions of dollars)
Fixed rate debt	1,447.7	6.67%	(1)

Floating rate debt:
Swapped through June 2004	100.0	5.31	(1)	4.13%
Swapped through September 2004	100.0	6.20		4.35	(2)
Swapped through September 2004	120.0	4.30		2.05
Floating month to month	394.4	2.85	(1)

Total floating rate debt	714.4	3.90	(1)

Total beneficial interest in debt	2,162.1	5.76%	(1)

Amortization of financing costs (3)		0.31%

Average all-in rate		6.07%

(1)	Represents weighted average interest rate before amortization of financing costs.
(2)	This debt is also swapped from October 2004 through April 2005 at 5.25%.
(3)	Financing costs include financing fees, interest rate cap premiums, and losses on settlement of derivatives used to hedge the refinancing of certain fixed rate debt.

        In addition, as of December 31, 2003, $186.7 million of our beneficial interest in floating rate debt is covered under interest rate cap agreements with LIBOR cap rates ranging from 4.6% to 8.2% with terms ending August 2004 through July 2006.

Subsequent Events

        Refer to Results of Operations regarding the 2004 refinancings of Beverly Center and Dolphin Mall, and the repayment of Woodland’s mortgage debt.

Sensitivity Analysis

        We have exposure to interest rate risk on our debt obligations and interest rate instruments. We use derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. We routinely use cap, swap, and treasury lock agreements to meet these objectives. Based on the Operating Partnership’s beneficial interest in floating rate debt in effect at December 31, 2003, excluding debt fixed under interest rate swaps, a one percent increase or decrease in interest rates on this floating rate debt would decrease or increase cash flows by approximately $4.7 million and, due to the effect of capitalized interest, annual earnings by approximately $4.5 million. Based on our consolidated debt and interest rates in effect at December 31, 2003, a one percent increase in interest rates would decrease the fair value of debt by approximately $35.1 million, while a one percent decrease in interest rates would increase the fair value of debt by approximately $37.5 million.

Contractual Obligations

        In conducting our business, we enter into various contractual obligations, including those for debt, capital leases for property improvements, operating leases for office space and land, purchase obligations (primarily for construction), and other long-term commitments. Detail of these obligations for our consolidated businesses, including expected settlement periods, is contained below:

	Payments due by period

	Total	Less than 1 year		1-3 years	3-5 years	More than 5 years

	(in millions of dollars)
Debt (1):
Lines of credit	160.5	160.5	(2)
Property level debt	1,335.3	451.7	(2)	250.0	21.3	612.2
Capital lease obligations	9.1	2.6		4.2	2.4
Operating leases	134.0	7.0		8.0	6.1	113.0
Purchase obligations:
Planned capital spending (3)	156.0	111.8		44.2
Other purchase obligations (4)	8.4	2.9		3.1	1.3	1.2
Other long-term liabilities (5)	98.7	10.6		13.6	6.2	68.4

Total	1,902.0	747.1		323.1	37.3	794.8

(1)	The settlement periods for debt do not consider extension options.
(2)	Of this amount, $468.8 million has already been paid in 2004 through refinancings of Beverly Center and Dolphin Mall. The new $347.5 million loan on Beverly Center matures in 2014. The new $145 million loan on Dolphin Mall matures in 2006 and can be extended for a total of three years. The remaining property level debt consists of amortization of mortgage principal payments and the balance on The Mall at Wellington Green loan. This loan can be extended a total of two years. Proceeds from the Beverly Center refinancing in the first quarter of 2004 were used to completely pay down the existing lines of credit.
(3)	As of December 31, 2003, we were contractually liable for $9.7 million of this planned spending. See Planned Capital Spending for detail regarding planned funding.
(4)	Excludes purchase agreements with cancellation provisions of 90 days or less.
(5)	Other long-term liabilities consist of various accrued liabilities, most significantly assessment bond obligations and long-term incentive compensation.
(6)	Amounts in this table may not add due to rounding.

Loan Commitments and Guarantees

        Certain loan agreements contain various restrictive covenants, including minimum net worth requirements, minimum debt service and fixed charges coverage ratios, a maximum payout ratio on distributions, a minimum debt yield ratio, and a leverage ratio, the latter two being the most restrictive. The Operating Partnership is in compliance with all of its covenants.

        Certain debt agreements, including all construction facilities, contain performance and valuation criteria that must be met for the loans to be extended at the full principal amounts; these agreements provide for partial prepayments of debt to facilitate compliance with extension provisions. A partial prepayment on the Wellington construction loan was made in January 2004 in anticipation of the loan extension in May 2004.

        Payments of principal and interest on the loans in the following table are guaranteed by the Operating Partnership as of December 31, 2003. The Stony Point Fashion Park and The Mall at Wellington Green loan agreements provide for a reduction of the amounts guaranteed as certain center performance and valuation criteria are met.

Center	Loan balance as of 12/31/03		TRG's beneficial interest in loan balance as of 12/31/03	Amount of loan balance guaranteed by TRG as of 12/31/03	% of loan balance guaranteed by TRG	% of interest guaranteed by TRG

	(in millions of dollars)
Dolphin Mall	142.3		142.3	71.2	50%	100%	(1)
Stony Point Fashion Park	74.8		74.8	74.8	100	100	(2)
The Mall at Millenia
term loan	2.3		1.2	1.2	50	50
The Mall at Millenia
revolving loan	0.4		0.2	0.2	50	50
The Mall at Wellington Green	150.6	(3)	135.6	150.6	100	100
The Shops at Willow Bend	149.1		149.1	149.1	100	100
The Shops at Willow Bend
land loan	11.4		11.4	11.4	100	100

(1)	The Dolphin Mall loan was refinanced in February 2004 with a $145 million recourse loan. TRG’s guaranty on the new loan is 100% of principal and interest.
(2)	Effective February 2004, TRG’s guaranty on the Stony Point loan balance and interest was decreased to 20%.
(3)	Excess financing proceeds from the Beverly refinancing in January 2004 were used to pay down $20 million on the Wellington loan (see Results of Operations — Subsequent Events).

Cash Tender Agreement

        A. Alfred Taubman has the annual right to tender to us units of partnership interest in the Operating Partnership (provided that the aggregate value is at least $50 million) and cause us to purchase the tendered interests at a purchase price based on a market valuation of TCO on the trading date immediately preceding the date of the tender (the Cash Tender Agreement). At A. Alfred Taubman’s election, his family, and certain others may participate in tenders. We will have the option to pay for these interests from available cash, borrowed funds, or from the proceeds of an offering of our common stock. Generally, we expect to finance these purchases through the sale of new shares of our stock. The tendering partner will bear all market risk if the market price at closing is less than the purchase price and will bear the costs of sale. Any proceeds of the offering in excess of the purchase price will be for the sole benefit of TCO.

        Based on a market value at December 31, 2003 of $20.60 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $509 million. The purchase of these interests at December 31, 2003 would have resulted in our owning an additional 30% interest in the Operating Partnership.

Capital Spending

        Capital spending for routine maintenance of the shopping centers is generally recovered from tenants. Capital spending during 2003 not recovered from tenants is summarized in the following table:

	2003 (1)

	Consolidated Businesses		Unconsolidated Joint Ventures	Beneficial interest in Consolidated Businesses		Beneficial interest in Unconsolidated Joint Ventures

	(in millions of dollars)
Development, renovation, and expansion:
Existing centers	3.3		2.4	3.2		1.2
New centers	100.7	(2)	(0.1)	100.2	(2)	(0.2)
Pre-construction development activities,
net of charge to operations	4.3			4.3
Mall tenant allowances (3)	6.8		6.8	6.6		3.1
Corporate office improvements and
equipment	2.0			2.0
Other	1.2		0.7	1.2		0.4

Total	118.2		9.7	117.6		4.5

(1)	Costs are net of intercompany profits and are computed on an accrual basis.
(2)	Primarily includes costs related to Northlake Mall and Stony Point Fashion Park.
(3)	Excludes initial tenant allowances on the non-stabilized centers.
(4)	Amounts in this table may not add due to rounding.

        For the year ended December 31, 2003, in addition to the costs above, we incurred our $9.0 million share of capitalized leasing costs and our $12.9 million share of Consolidated Businesses' and $1.3 million share of Unconsolidated Joint Ventures' repair and asset replacement costs that will be reimbursed by tenants. Also during this period, our share of reimbursements by tenants for capitalizable expenditures of prior periods was $6.2 million for Consolidated Businesses and $2.8 million for Unconsolidated Joint Ventures. The expenditures reimbursable by the tenants and the related reimbursements are classified as recoverable expenses and expense recoveries, respectively, and both are included in our Funds from Operations.

        The following table presents a reconciliation of the Consolidated Businesses’ capital spending shown above to cash additions to properties as presented in our Consolidated Statement of Cash Flows for the year ended December 31, 2003:

(in millions of dollars)

Consolidated Businesses' capital spending not recovered from tenants	118.2
Repair and asset replacement costs reimbursable by tenants	13.1
Repair and asset replacement costs reimbursed by tenants	(6.3)
Differences between cash and accrual basis	(8.6)

Additions to properties	116.4

        Capital spending during 2002 not recovered from tenants is summarized in the following table:

	2002 (1)

	Consolidated Businesses		Unconsolidated Joint Ventures	Beneficial interest in Consolidated Businesses		Beneficial interest in Unconsolidated Joint Ventures

	(in millions of dollars)
Development, renovation, and expansion:
Existing centers	4.5		(1.6)	4.5		(0.8)
New centers	58.6	(2)	115.7 (3)	58.4	(2)	57.7 (3)
Pre-construction development activities,
net of charge to operations	7.9			7.9
Mall tenant allowances (4)	7.7		13.3	7.3		6.7
Corporate office improvements and
equipment	2.2			2.0
Other	0.8		0.6	0.8		0.3

Total	81.7		128.0	81.1		63.9

(1)	Costs are net of intercompany profits and are computed on an accrual basis.
(2)	Primarily includes costs related to Stony Point Fashion Park.
(3)	Primarily includes costs related to The Mall at Millenia (a 50% owned unconsolidated joint venture).
(4)	Excludes initial tenant allowances for non-stabilized centers.
(5)	Amounts in this table may not add due to rounding.

        The Operating Partnership’s share of mall tenant allowances per square foot leased during the year, excluding expansion space and new developments, was $13.37 in 2003 and $18.18 in 2002. Excluding leased spaces greater than 10,000 square feet, the mall tenant allowance per square foot leased in 2002 was $15.78. In addition, the Operating Partnership’s share of capitalized leasing and tenant coordination costs in 2003, excluding new developments, was $9.0 million, or $11.75 per square foot leased. The Operating Partnership’s share of capitalized leasing and tenant coordination costs, excluding non-stabilized centers, was $6.1 million in 2003 or $9.69 per square foot leased, and $7.5 million or $9.76 per square foot leased, in 2002.

Planned Capital Spending

        Northlake Mall, a new 1.1 million square foot enclosed center in Charlotte, North Carolina, will be anchored by Dillard’s, Hecht’s, Belk, Dick’s Sporting Goods, and a theater complex. The center is scheduled to open September 15, 2005 and is expected to cost approximately $175 million. We expect returns on this investment to be approximately 11% at stabilization.

        Future construction costs for Northlake Mall will be funded through our existing credit facilities until construction financing is obtained. The financing is expected to be completed in 2004.

        Our approximately $34.2 million balance of development pre-construction costs as of December 31, 2003 consists of costs relating to our Oyster Bay project in Syosset, New York. Both Neiman Marcus and Lord & Taylor have committed to the project and retailer interest has been very strong. Although we still need to obtain the necessary entitlement approvals to move forward with the project, we are encouraged by six straight court decisions in our favor. While the timing of decisions in the continuing litigation process is uncertain, the entitlement litigation is likely to be resolved within a year. We expect continued success with the ongoing litigation, and assuming we are able to begin construction in late 2004, we would expect to open the center in late 2006. We’ve exercised our option to acquire the land and expect to make a payment of $16.6 million to close the transaction in April 2004. The amount of additional spending on this project in 2004 is dependent upon the timing of resolution of the litigation and municipal approvals.

        The following table summarizes planned capital spending, which is not recovered from tenants and assumes no acquisitions during 2004:

	2004 (1)

	Consolidated Businesses		Unconsolidated Joint Ventures	Beneficial interest in Consolidated Businesses	Beneficial interest in Unconsolidated Joint Ventures

	(in millions of dollars)
Development, renovation, and expansion	71.9	(2)	0.3	71.9	0.1
Mall tenant allowances	12.1		7.5	11.8	3.4
Pre-construction development and other	11.2		0.5	11.2	0.3

Total	95.2		8.3	94.9	3.8

(1)	Costs are net of intercompany profits.
(2)	Primarily includes costs related to Northlake Mall. Excludes the land acquisition and other costs related to the Oyster Bay project described above.
(3)	Amounts in this table may not add due to rounding.

        The Operating Partnership anticipates that its share of costs for development projects scheduled to be completed in 2005 will be as much as $44 million in 2005. Estimates of future capital spending include only projects approved by our Board of Directors and, consequently, estimates will change as new projects are approved. We are currently exploring redevelopment opportunities at Waterside Shops at Pelican Bay. Potential costs related to this project are excluded from the table above. Estimates regarding capital expenditures, occupancy, and returns on new developments presented above are forward-looking statements and certain significant factors could cause the actual results to differ materially, including but not limited to: (1) actual results of negotiations with anchors, tenants, and contractors, (2) changes in the scope and number of projects, (3) cost overruns, (4) timing of expenditures, (5) financing considerations, (6) actual time to complete projects, (7) changes in economic climate, (8) competition from others attracting tenants and customers, (9) increases in operating costs, (10) timing of tenant openings, and (11) early lease terminations and bankruptcies.

Dividends

        We pay regular quarterly dividends to our common and Series A preferred shareowners. Dividends to our common shareowners are at the discretion of the Board of Directors and depend on the cash available to us, our financial condition, capital and other requirements, and such other factors as the Board of Directors deems relevant. To qualify as a REIT, we must distribute at least 90% of our REIT taxable income to our shareowners, as well as meet certain other requirements. Preferred dividends accrue regardless of whether earnings, cash availability, or contractual obligations were to prohibit the current payment of dividends. The preferred stock became callable in October 2002. Although we have not committed to refinance this equity, we are investigating various alternatives.

        On December 10, 2003, we declared a quarterly dividend of $0.27 per common share payable January 21, 2004 to shareowners of record on December 31, 2003. The Board of Directors also declared a quarterly dividend of $0.51875 per share on our 8.3% Series A Preferred Stock, paid December 31, 2003 to shareowners of record on December 19, 2003.

        Dividends declared on our common and preferred stock and their tax status are presented in the following tables:

Year	Dividends per common share declared	Return of capital	Ordinary income	20% Rate long term capital gain (Pre 5/06/03)	15% Rate long term capital gain (Post 5/05/03)	Unrecaptured Section 1250 capital gains

2003	$1.050	$0.5054	$0.2567	$0.0076	$0.1401	$0.1402
2002	1.025	0.4417	0.3753	0.1498		0.0582

Year	Dividends per Series A preferred share declared	Ordinary income	20% Rate long term capital gain (Pre 5/06/03)	15% Rate long term capital gain (Post 5/05/03)	Unrecaptured Section 1250 capital gains

2003	$2.075	$1.5060	$0.0149	$0.2770	$0.2771
2002	2.075	1.6540	0.3032		0.1178

        The portion of the dividends paid to common and preferred shareowners in 2003 for capital gains and unrecaptured Section 1250 gains are designated as capital gain dividends for tax purposes. The tax status of total 2004 common dividends declared and to be declared, assuming continuation of a $0.27 per common share quarterly dividend, is estimated to be approximately 39% return of capital, and approximately 61% ordinary income. The tax status of total 2004 dividends to be paid on Series A Preferred Stock is estimated to be 100% ordinary income. These are forward-looking statements and certain significant factors could cause the actual results to differ materially, including: (1) the amount of dividends declared, (2) changes in our share of anticipated taxable income of the Operating Partnership due to the actual results of the Operating Partnership, (3) changes in the number of our outstanding shares, (4) property acquisitions or dispositions, (5) financing transactions, including refinancing of existing debt, (6) changes in interest rates, (7) amount and nature of development activities, and (8) changes in the tax laws or their application.

        The annual determination of our common dividends is based on anticipated Funds from Operations available after preferred dividends, as well as assessments of annual capital spending, financing considerations, and other appropriate factors. Over the past several years, we have determined that the growth in common dividends would be less than the growth in Funds from Operations. We expect to evaluate our policy and the benefits of increasing dividends at a higher rate than historical increases, subject to our assessment of cash requirements.

        Any inability of the Operating Partnership or its Joint Ventures to secure financing as required to fund maturing debts, capital expenditures and changes in working capital, including development activities and expansions, may require the utilization of cash to satisfy such obligations, thereby possibly reducing distributions to partners of the Operating Partnership and funds available to us for the payment of dividends.

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

Item 9A. Controls and Procedures.

        As of the end of the period covered by this annual report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial and Administrative Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial and Administrative Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be disclosed in the Company’s periodic SEC reports. There have been no significant changes in the Company’s internal controls that could significantly affect these internal controls subsequent to the date the Company carried out its evaluation.

PART III*

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item is hereby incorporated by reference to the material appearing in our Proxy Statement under the captions “Management—Directors, Nominees and Executive Officers”, “Security Ownership of Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance”, and “Management – Corporate Governance.”

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Report of the Audit Committee”.

* The Compensation Committee Report on Executive Compensation, the Audit Committee Report, and the Shareholder Return Performance Graph appearing in the Proxy Statement are not incorporated by reference in this Annual Report on Form 10-K or in any other report, registration statement, or prospectus of the Registrant.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

15(a)(1)	The following financial statements of Taubman Centers, Inc. and the Independent Auditors' Report thereon are filed with this report:

TAUBMAN CENTERS, INC	Page
Independent Auditors' Report.......................................................................................................................................	F-2
Consolidated Balance Sheet as of December 31, 2003 and 2002 ..............................................................................	F-3
Consolidated Statement of Operations for the years ended
December 31, 2003, 2002, and 2001..........................................................................................................................	F-4
Consolidated Statement of Shareowners' Equity for the years ended
December 31, 2003, 2002, and 2001..........................................................................................................................	F-5
Consolidated Statement of Cash Flows for the years ended
December 31, 2003, 2002, and 2001..........................................................................................................................	F-6
Notes to Consolidated Financial Statements.................................................................................................................	F-7
15(a)(2)	The following is a list of the financial statement schedules required by Item 15(d):

TAUBMAN CENTERS, INC
Schedule II - Valuation and Qualifying Accounts........................................................................................................	F-27
Schedule III - Real Estate and Accumulated Depreciation..........................................................................................	F-28

UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP (a consolidated subsidiary of Taubman Centers, Inc.)
Independent Auditors' Report.......................................................................................................................................	F-30
Combined Balance Sheet as of December 31, 2003 and 2002 ...................................................................................	F-31
Combined Statement of Operations and Comprehensive Income for the years ended
December 31, 2003, 2002, and 2001..........................................................................................................................	F-32
Combined Statement of Accumulated Deficiency in Assets for the three
years ended December 31, 2003, 2002, and 2001.....................................................................................................	F-33
Combined Statement of Cash Flows for the years ended
December 31, 2003, 2002, and 2001..........................................................................................................................	F-34
Notes to Combined Financial Statements.....................................................................................................................	F-35

UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP (a consolidated subsidiary of Taubman Centers, Inc.)
Schedule II - Valuation and Qualifying Accounts........................................................................................................	F-41
Schedule III - Real Estate and Accumulated Depreciation..........................................................................................	F-42

15(a)(3)

2(a)	--	Purchase and Sale Agreement, dated as of October 25, 2002, by and between SREG Dolphin Mall, Inc., a Delaware Corporation, and Taubman-Dolphin, Inc, a Delaware corporation.

2(b)	--	Redemption Agreement, dated as of October 25, 2002, by and between SREG/DMA LLC, a Delaware limited liability company, and Dolphin Mall Associates Limited Partnership, a Delaware limited partnership.

3(a)	--	Restated By-Laws of Taubman Centers, Inc., (incorporated herein by reference to Exhibit (a) (4) filed with the Registrant's Schedule 14D-9/A (Amendment No. 3) filed December 20, 2002).

3(b)	--	Composite copy of Restated Articles of Incorporation of Taubman Centers, Inc., including all amendments to date (incorporated herein by reference to Exhibit 3 filed with the Registrants Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 ("2000 Second Quarter Form 10-Q")).

4(a)	--	Indenture dated as of July 22, 1994 among Beverly Finance Corp., La Cienega Associates, the Borrower, and Morgan Guaranty Trust Company of New York, as Trustee (incorporated herein by reference to Exhibit 4(h) filed with the 1994 Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 ("1994 Second Quarter Form 10-Q")).

4(b)	--	Deed of Trust, with assignment of Rents, Security Agreement and Fixture Filing, dated as of July 22, 1994, from La Cienega Associates, Grantor, to Commonwealth Land Title Company, Trustee, for the benefit of Morgan Guaranty Trust Company of New York, as Trustee, Beneficiary (incorporated herein by reference to Exhibit 4(i) filed with the 1994 Second Quarter Form 10-Q).

4(c)	--	Loan Agreement dated as of March 29, 1999 among Taubman Auburn Hills Associates Limited Partnership, as Borrower, Fleet National Bank, as a Bank, PNC Bank, National Association, as a Bank, the other Banks signatory hereto, each as a Bank, and PNC Bank, National Association, as Administrative Agent (incorporated herein by reference to exhibit 4(a) filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 ("1999 Second Quarter Form 10-Q")).

4(d)	--	Mortgage, Assignment of Leases and Rents and Security Agreement from Taubman Auburn Hills Associates Limited Partnership, a Delaware limited partnership ("Mortgagor") to PNC Bank, National Association, as Administrative Agent for the Banks, dated as of March 29, 1999 (incorporated herein by reference to Exhibit 4(b) filed with the 1999 Second Quarter Form 10-Q).

4(e)	--	Mortgage, Security Agreement and Fixture Filing by Short Hills Associates, as Mortgagor, to Metropolitan Life Insurance Company, as Mortgagee, dated April 15, 1999 (incorporated herein by reference to Exhibit 4(d) filed with the 1999 Second Quarter Form 10-Q).

4(f)	--	Assignment of Leases, Short Hills, Associates (Assignor) and Metropolitan Life Insurance Company (Assignee) dated as of April 15, 1999 (incorporated herein by reference to Exhibit 4(e) filed with the 1999 Second Quarter Form 10-Q).

4(g)	--	Secured Revolving Credit Agreement dated as of November 1, 2001 among the Taubman Realty Group Limited Partnership, as Borrower, The Lenders Signatory thereto, each as a bank and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 4(g) filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 ("2001 Form 10-K")).

4(h)	--	Building Loan Agreement dated as of June 21, 2000 among Willow Bend Associates Limited Partnership, as Borrower, PNC Bank, National Association, as Lender, Co-Lead Agent and Lead Bookrunner, Fleet National Bank, as Lender, Co-Lead Agent, Joint Bookrunner and Syndication Agent, Commerzbank AG, New York Branch, as Lender, Managing Agent and Co-Documentation Agent, Bayerische Hypo-Und Vereinsbank AG, New York Branch, as Lender, Managing Agent and Co-Documentation Agent, and PNC Bank, National Association, as Administrative Agent. (incorporated herein by reference to Exhibit 4 (a) filed with the 2000 Second Quarter Form 10-Q).

4(i)	--	Building Loan Deed of Trust, Assignment of Leases and Rents and Security Agreement ("this Deed") from Willow Bend Associates Limited Partnership, a Delaware limited partnership ("Grantor"), to David M. Parnell ("Trustee"), for the benefit of PNC Bank, National Association, as Administrative Agent for Lenders (as hereinafter defined) (together with its successors in such capacity, "Beneficiary"). (incorporated herein by reference to Exhibit 4 (b) filed with the 2000 Second Quarter Form 10-Q).

*10(a)	--	The Taubman Realty Group Limited Partnership 1992 Incentive Option Plan, as Amended and Restated Effective as of September 30, 1997 (incorporated herein by reference to Exhibit 10(b) filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

*10(b)	--	First Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated Effective as of September 30, 1997, effective January 1, 2002 (incorporated herein by reference to Exhibit 10(b) filed with the 2001 Form 10-K).

10(c)	--	Registration Rights Agreement among Taubman Centers, Inc., General Motors Hourly-Rate Employees Pension Trust, General Motors Retirement Program for Salaried Employees Trust, and State Street Bank & Trust Company, as trustee of the AT&T Master Pension Trust (incorporated herein by reference to Exhibit 10(e) filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 ("1992 Form 10-K")).

10(d)	--	Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager (incorporated herein by reference to Exhibit 10(f) filed with the 1992 Form 10-K).

10(e)	--	Amended and Restated Cash Tender Agreement among Taubman Centers, Inc., a Michigan Corporation (the "Company"), The Taubman Realty Group Limited Partnership, a Delaware Limited Partnership ("TRG"), and A. Alfred Taubman, A. Alfred Taubman, acting not individually but as Trustee of the A. Alfred Taubman Restated Revocable Trust, as amended and restated in its entirety by Instrument dated January 10, 1989 and subsequently by Instrument dated June 25, 1997, (as the same may hereafter be amended from time to time), and TRA Partners, a Michigan Partnership (incorporated herein by reference to Exhibit 10 (a) filed with the 2000 Second Quarter Form 10-Q).

*10(f)	--	Supplemental Retirement Savings Plan (incorporated herein by reference to Exhibit 10(i) filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

*10(g)	--	Employment agreement between The Taubman Company Limited Partnership and Lisa A. Payne (incorporated herein by reference to Exhibit 10 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

*10(h)	--	Second Amended and Restated Continuing Offer, dated as of May 16, 2000. (incorporated herein by reference to Exhibit 10 (b) filed with the 2000 Second Quarter Form 10-Q).

10(i)	--	Second Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership effective as of September 3, 1999 (incorporated herein by reference to Exhibit 10(a) filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 ("1999 Third Quarter Form 10-Q")).

10(j)	--	Private Placement Purchase Agreement dated as of September 3, 1999 among The Taubman Realty Group Limited Partnership, Taubman Centers, Inc. and Goldman Sachs 1999 Exchange Place Fund, L.P. (incorporated herein by reference to Exhibit 10(b) filed with the Registrant's 1999 Third Quarter Form 10-Q).

10(k)	--	Registration Rights Agreement entered into as of September 3, 1999 by and between Taubman Centers, Inc. and Goldman Sachs 1999 Exchange Place Fund, L.P. (incorporated herein by reference to Exhibit 10(c) filed with the Registrant's 1999 Third Quarter Form 10-Q).

10(l)	--	Private Placement Purchase Agreement dated as of November 24, 1999 among The Taubman Realty Group Limited Partnership, Taubman Centers, Inc. and GS-MSD elect Sponsors, L.P. (incorporated herein by reference to Exhibit 10(l) filed with the Annual Report of Form 10-K for the year ended December 31, 1999 ("1999 Form 10-K")).

10(m)	--	Registration Rights Agreement entered into as of November 24, 1999 by and between Taubman Centers, Inc and GS-MSD Select Sponsors, L.P. (incorporated herein by reference to Exhibit 10(m) filed with the 1999 Form 10-K).

*10(n)	--	Employment agreement between The Taubman Company Limited Partnership and Courtney Lord. (incorporated herein by reference to Exhibit 10(n) filed with the 1999 Form 10-K).

*10(o)	--	The Taubman Company Long-Term Compensation Plan (as amended and restated effective January 1, 2000). (incorporated herein by reference to Exhibit 10 (c) filed with the 2000 Second Quarter Form 10-Q).

10(p)	--	Annex II to Second Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership. (incorporated herein by reference to Exhibit 10(p) filed with the 1999 Form 10-K).

10(q)	--	Amended and Restated Shareholders' Agreement dated as of October 30, 2001 among Taub-Co Managament, Inc., The Taubman Realty Group Limited Partnership, The A. Alfred Taubman Restated Revocable Trust, as amended in its entirety by instrument dated January 10, 1989 and subsequently by instrument dated June 25, 1997, and Taub-Co Holdings LLC (incorporated herein by reference to Exhibit 10(q) filed with the 2001 Form 10-K).

*10(r)	--	The Taubman Realty Group Limited Partnership and The Taubman Company LLC Election and Option Deferral Agreement (incorporated herein by reference to Exhibit 10(r) filed with the 2001 Form 10-K).

10(s)	--	Amended and Restated Agreement of Partnership of Sunvalley Associates, a California general partnership (incorporated herein by reference to Exhibit 10(a) filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as amended ("2002 Second Quarter Form 10-Q/A")).

10(t)	--	First Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership dated September 30, 1998 (incorporated herein by reference to Exhibit 10(b) filed with the 2002 Second Quarter Form 10-Q/A).

10(u)	--	The Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership dated September 30, 1998 (incorporated herein by reference to Exhibit 10 filed with the Registrant's Quarterly Report on Form 10-Q dated September 30, 1998).

10(v)	--	Third Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership, dated May 2, 2003 (incorporated herein by reference to Exhibit 10(a) filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 ("2003 Second Quarter Form 10-Q")).

10(w)	--	Contribution Agreement by and among the Taubman Realty Group Limited Partnership, a Delaware Limited Partnership, and G.K. Las Vegas Limited Partnership, a California Limited Partnership, dated May 2, 2003 (incorporated herein by reference to Exhibit 10(b) filed with the Registrant's 2003 Second Quarter Form 10-Q).

10(x)	--	Fourth Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership, dated December 31, 2003.

12	--	Statement Re: Computation of Taubman Centers, Inc. Ratio of Earnings to Combined Fixed Charges and Preferred Dividends and Distributions.

21	--	Subsidiaries of Taubman Centers, Inc.

23	--	Consent of Deloitte & Touche LLP.

24	--	Powers of Attorney.

31(a)	--	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	--	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	--	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	--	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	--	Debt Maturity Schedule.

*	A management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(c) of Form 10-K.

15(b)	Current Reports on Form 8-K.

Report on Form 8-K dated October 31, 2003 furnishing under Item 12 a copy of our third quarter 2003 earnings release.**

Report on Form 8-K dated December 18, 2003 that reported an announcement of our acquisition of a twenty-five percent interest in Waterside Shops at Pelican Bay in Naples, Florida, and issuance of the related press release.

**	This Report was furnished to the Securities and Exchange Commission and is not to be deemed "filed" for the purpose of Section 18 of the Securities Exchange Act of 1934, and the company is not subject to the liabilities of that section regarding such report. The company is not incorporating, and will not incorporate by reference, this report into a filing under the Securities Act of 1933 or the Exchange Act of 1934 except as expressly set forth by a specific reference in such a filing.

15(c)	The list of exhibits filed with this report is set forth in response to Item 15(a)(3). The required exhibit index has been filed with the exhibits.

15(d)	The financial statement schedules of the Company and financial statements and the financial statement schedules of the Unconsolidated Joint Ventures of The Taubman Realty Group Limited Partnership listed at Item 15(a)(2) are filed pursuant to this Item 15(d).

TAUBMAN CENTERS, INC.

FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2003 AND 2002
AND FOR EACH OF THE YEARS ENDED
DECEMBER 31, 2003, 2002 AND 2001

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareowners
Taubman Centers, Inc.

        We have audited the accompanying consolidated balance sheets of Taubman Centers, Inc. (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareowners’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Taubman Centers, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, in 2002 the Company changed its method of accounting for the impairment and disposal of long-lived assets to conform to Statement of Financial Accounting Standards No. 144. Also, as discussed in Note 11 to the consolidated financial statements, in 2001 the Company changed its method of accounting for derivative instruments to conform to Statement of Financial Accounting Standards No. 133, as amended and interpreted.

DELOITTE & TOUCHE LLP

Detroit, Michigan
February 4, 2004

TAUBMAN CENTERS, INC.

CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	December 31

	2003	2002
Assets:
Properties (Notes 6 and 10)	$2,519,922	$2,393,428
Accumulated depreciation and amortization (Note 6)	(450,515)	(375,738)

	$2,069,407	$2,017,690
Investment in Unconsolidated Joint Ventures (Note 7)	6,093	31,402
Cash and cash equivalents	30,403	32,470
Accounts and notes receivable, less allowance for doubtful
accounts of $7,403 and $5,829 in 2003 and 2002 (Note 8)	32,592	30,904
Accounts and notes receivable from related parties (Note 13)	1,679	3,887
Deferred charges and other assets (Note 9)	46,796	38,148
Assets of discontinued operations (Note 2)		115,206

	$2,186,970	$2,269,707

Liabilities:
Notes payable (Note 10)	$1,495,777	$1,463,725
Accounts payable and accrued liabilities	258,938	234,882
Dividends and distributions payable	13,481	13,746
Liabilities of discontinued operations (Note 2)		85,897

	$1,768,196	$1,798,250
Commitments and Contingencies (Notes 6,10, 12, and 16)

Preferred Equity of TRG (Note 15)	$97,275	$97,275

Partners' Equity of TRG allocable to minority partners (Note 1)

Shareowners' Equity (Note 15):
Series A Cumulative Redeemable Preferred Stock, $0.01 par
value, 8,000,000 shares authorized, $200 million liquidation preference, 8,000,000 shares issued and outstanding at
December 31, 2003 and 2002	$80	$80
Series B Non-Participating Convertible Preferred Stock, $0.001 par
and liquidation value, 40,000,000 shares authorized, 29,819,738 and 31,767,066 shares issued and outstanding at December 31,
2003 and 2002	30	32
Series C Cumulative Redeemable Preferred Stock, $0.01 par
value, 2,000,000 shares authorized, $75 million liquidation
preference, none issued
Series D Cumulative Redeemable Preferred Stock, $0.01 par
value, 250,000 shares authorized, $25 million liquidation
preference, none issued
Common Stock, $0.01 par value, 250,000,000 shares authorized,
49,936,786 and 52,207,756 shares issued and outstanding at
December 31, 2003 and 2002	499	522
Additional paid-in capital	664,362	690,387
Accumulated other comprehensive income (loss) (Note 11)	(12,593)	(17,485)
Dividends in excess of net income	(330,879)	(299,354)

	$321,499	$374,182

	$2,186,970	$2,269,707

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except share data)

	Year Ended December 31

	2003	2002	2001
Income:
Minimum rents	$207,539	$185,395	$156,044
Percentage rents	4,821	4,403	4,781
Expense recoveries	125,627	114,619	95,604
Revenues from management, leasing, and development services	22,088	22,654	26,015
Other	28,408	29,111	26,903

	$388,483	$356,182	$309,347

Operating Expenses:
Recoverable expenses	$111,522	$100,758	$82,495
Other operating	37,089	31,600	31,299
Restructuring (Note 3)			1,968
Charges related to technology investments		8,125	1,923
Costs related to unsolicited tender offer, net of recoveries (Note 3)	24,832	5,106
Management, leasing, and development services	19,359	20,025	19,023
General and administrative	24,591	20,584	20,092
Interest expense	84,194	77,479	61,959
Depreciation and amortization	92,344	78,402	60,969

	$393,931	$342,079	$279,728

Income (loss) before equity in income before cumulative effect of change in accounting principle of Unconsolidated Joint Ventures, discontinued operations, cumulative effect of change in accounting
principle, and minority and preferred interests	$(5,448)	$14,103	$29,619
Equity in income before cumulative effect of change in
accounting principle of Unconsolidated Joint Ventures (Note 7)	36,740	27,912	21,861

Income before discontinued operations, cumulative effect of change
in accounting principle, and minority and preferred interests	$31,292	$42,015	$51,480
Discontinued operations (Note 2):
Income from operations	1,303	1,467	4,184
Gains on dispositions of interests in centers	49,578	12,349

Income before cumulative effect of change in accounting principle
and minority and preferred interests	$82,173	$55,831	$55,664
Cumulative effect of change in accounting principle (Note 11)			(8,404)

Income before minority and preferred interests	$82,173	$55,831	$47,260
Minority interest in consolidated joint ventures	164	421	1,070
Minority interest in TRG:
TRG income allocable to minority partners	(28,189)	(17,397)	(11,677)
Distributions in excess of income allocable to minority partners	(7,312)	(15,429)	(19,996)
TRG Series C and D preferred distributions (Note 15)	(9,000)	(9,000)	(9,000)

Net income	$37,836	$14,426	$7,657
Series A preferred dividends (Note 15)	(16,600)	(16,600)	(16,600)

Net income (loss) allocable to common shareowners	$21,236	$(2,174)	$(8,943)

Basic earnings per common share (Note 17):
Income (loss) from continuing operations	$(.13)	$(.15)	$(.13)

Net income (loss)	$.42	$(.04)	$(.18)

Diluted earnings per common share (Note 17):
Income (loss) from continuing operations	$(.13)	$(.16)	$(.13)

Net income (loss)	$.41	$(.05)	$(.18)

Cash dividends declared per common share	$1.050	$1.025	$1.005

Weighted average number of common shares outstanding	50,387,616	51,239,237	50,500,058

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
(in thousands, except share data)

						Accumulated Other	Dividends in
	Preferred Stock		Common Stock		Additional	Comprehensive	Excess of
	Shares	Amount	Shares	Amount	Paid-in Capital	Income (Loss)	Net Income	Total
Balance, January 1, 2001	39,835,066	$112	50,984,397	$510	$676,544		$(184,796)	$492,370
Issuance of stock pursuant to Continuing
Offer (Note 16)	(68,000)		1,579,287	16	16,880			16,896
Release of units (Note 15)					878			878
Purchases of stock (Note 15)			(1,828,700)	(19)	(21,259)			(21,278)
Cash dividends declared							(67,330)	(67,330)

Net income							7,657	$7,657
Other comprehensive income:
Cumulative effect of change in
accounting principle (Note 11)						$(779)		(779)
Loss on interest rate instruments						(2,805)		(2,805)
Reclassification adjustment for amounts
recognized in net income						465		465

Total comprehensive income								$4,538

Balance, December 31, 2001	39,767,066	$112	50,734,984	$507	$673,043	$(3,119)	$(244,469)	$426,074

Issuance of stock pursuant to Continuing
Offer (Note 16)			1,472,772	15	16,336			16,351
Release of units (Note 15)					1,008			1,008
Cash dividends declared							(69,311)	(69,311)

Net income							14,426	$14,426
Other comprehensive income:
Changes in fair value of available-for-sale
securities						297		297
Loss on interest rate instruments						(15,492)		(15,492)
Reclassification adjustment for amounts
recognized in net income						829		829

Total comprehensive income								$60

Balance, December 31, 2002	39,767,066	$112	52,207,756	$522	$690,387	$(17,485)	$(299,354)	$374,182

Issuance of stock pursuant to Continuing
Offer (Note 16)	(508,420)		701,030	7	2,264			2,271
Release of units (Note 15)					975			975
Purchases of stock (Note 15)			(2,972,000)	(30)	(52,732)			(52,762)
Partnership units issued (Note 15)	190,909				53,704			53,704
Partnership units redeemed (Note 15)	(1,629,817)	(2)			(30,236)			(30,238)
Cash dividends declared							(69,361)	(69,361)

Net income							37,836	$37,836
Other comprehensive income:
Changes in fair value of available-for-sale
securities						(297)		(297)
Reduction of loss on interest rate instruments						4,532		4,532
Reclassification adjustment for amounts
recognized in net income						657		657

Total comprehensive income								$42,728

Balance, December 31, 2003	37,819,738	$110	49,936,786	$499	$664,362	$(12,593)	$(330,879)	$321,499

        See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Year Ended December 31

	2003	2002	2001

Cash Flows From Operating Activities:
Income before minority and preferred interests	$82,173	$55,831	$47,260
Adjustments to reconcile income before minority and
preferred interests to net cash provided by operating activities:
Depreciation and amortization of continuing operations	92,344	78,402	60,969
Depreciation and amortization of discontinued operations	3,227	5,196	7,927
Provision for losses on accounts receivable	5,027	2,374	3,427
Gains on sales of land	(1,906)	(7,463)	(4,579)
Gains on dispositions of interests in centers (Note 2)	(49,578)	(12,349)
Cumulative effect of change in accounting
principle (Note 11)			8,404
Charges related to technology investments		8,125	1,923
Other	4,774	1,312	5,176
Increase (decrease) in cash attributable to changes
in assets and liabilities:
Receivables, deferred charges and other assets	(14,562)	14,536	(14,904)
Accounts payable and other liabilities	11,953	(3,514)	4,847

Net Cash Provided by Operating Activities	$133,452	$142,450	$120,450

Cash Flows From Investing Activities:
Additions to properties	$(116,367)	$(103,400)	$(207,676)
Investment in technology businesses		(4,090)	(4,040)
Dividends received from technology investment	445	3,090
Net proceeds from dispositions of interests in centers (Note 2)	50,961	76,446
Proceeds from sales of land	5,705	13,316	8,608
Acquisition of interests in centers (Note 2)	(30,255)	(42,241)
Contributions to Unconsolidated Joint Ventures	(1,322)	(1,581)	(55,940)
Distributions from Unconsolidated Joint Ventures in excess
of income before cumulative effect of change in accounting
principle	49,136	86,430	18,323

Net Cash Provided By (Used In) Investing Activities	$(41,697)	$27,970	$(240,725)

Cash Flows From Financing Activities:
Debt proceeds	$398,537	$223,806	$421,281
Debt payments	(372,789)	(292,304)	(172,013)
Debt issuance costs	(5,134)	(2,439)	(6,570)
Repurchase of common stock (Note 15)	(52,762)		(22,899)
Issuance of units of partnership interest (Note 15)	49,985
Issuance of common stock pursuant to Continuing
Offer (Note 16)	2,271	16,351	16,896
Distributions to minority and preferred interests	(44,501)	(41,652)	(40,673)
Cash dividends to Series A preferred shareowners	(16,600)	(16,600)	(16,600)
Cash dividends to common shareowners	(52,829)	(52,082)	(50,577)

Net Cash Provided By (Used In) Financing Activities	$(93,822)	$(164,920)	$128,845

Net Increase (Decrease) In Cash and Cash Equivalents	$(2,067)	$5,500	$8,570

Cash and Cash Equivalents at Beginning of Year	32,470	26,970	18,400

Cash and Cash Equivalents at End of Year	$30,403	$32,470	$26,970

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2003

Note 1 — Summary of Significant Accounting Policies

Organization and Basis of Presentation

        Taubman Centers, Inc. (the Company or TCO), a real estate investment trust, or REIT, is the managing general partner of The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG). The Operating Partnership is an operating subsidiary that engages in the ownership, management, leasing, acquisition, development, and expansion of regional retail shopping centers and interests therein. The Operating Partnership’s owned portfolio as of December 31, 2003 included 21 urban and suburban shopping centers in nine states. Another center is currently under construction in North Carolina.

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

        Dollar amounts presented in tables within the notes to the consolidated financial statements are stated in thousands, except share data or as otherwise noted. Certain prior year amounts have been reclassified to conform to 2003 classifications.

Revenue Recognition

        Shopping center space is generally leased to specialty retail tenants under short and intermediate term leases which are accounted for as operating leases. Minimum rents are recognized on the straight-line method. Percentage rent is accrued when lessees’ specified sales targets have been met. Expense recoveries, which include an administrative fee, are recognized as revenue in the period applicable costs are chargeable to tenants. Management, leasing, and development revenue is recognized as services are rendered, when fees due are determinable, and collectibility is reasonably assured. Fees for management, leasing, and development services are established under contracts and are generally based on negotiated rates, percentages of cash receipts, and/or actual compensation costs incurred. Profits on real estate sales are recognized whenever (1) a sale is consummated, (2) the buyer has demonstrated an adequate commitment to pay for the property, (3) the Company’s receivable is not subject to future subordination, and (4) the Company has transferred to the buyer the risks and rewards of ownership. Other revenues, including fees paid by tenants to terminate their leases, are recognized when fees due are determinable, no further actions or services are required to be performed by the Company, and collectibility is reasonably assured. The Company records a provision for losses on accounts receivable to reduce them to the amount estimated to be collectible.

Depreciation and Amortization

        Buildings, improvements and equipment are depreciated on straight-line or double-declining balance bases over the estimated useful lives of the assets, which range from 3 to 50 years. Intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets. Tenant allowances and deferred leasing costs are amortized on a straight-line basis over the lives of the related leases.

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

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Acquisition of Interests in Centers

        The cost of acquiring an ownership interest or an additional ownership interest in a center is allocated to the tangible assets acquired (such as land and building) and to any identifiable intangible assets based on their estimated fair values at the date of acquisition. The fair value of the property is determined on an “as-if-vacant” basis. Management considers various factors in estimating the “as-if-vacant” value including an estimated lease up period, lost rents and carrying costs. The identifiable intangible assets would include the estimated value of “in place” leases, above and below market “in place” leases, and tenant relationships. The portion of the purchase price that management determines should be allocated to identifiable intangible assets is amortized over the estimated life of the associated intangible asset (for instance, the remaining life of the associated tenant lease).

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

Stock-Based Compensation Plans

        Prior to January 1, 2003, the Company applied the intrinsic value method of recognition and measurement under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to its stock-based employee compensation plans. No stock-based employee compensation expense is reflected in net income as all options granted had an exercise price equal to the market value on the date of the grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” prospectively for all employee awards granted, modified, or settled after January 1, 2003. There were no awards granted, modified, or settled in 2003. If the fair value based method had been applied to awards granted in prior years, the pro-forma effect on the Company’s net income would have been approximately $0.2 million, or less than $0.01 per share, in 2002 and 2001.

Interest Rate Hedging Agreements

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

Partners’ Equity of TRG Allocable to Minority Partners

        Because the net equity of the Operating Partnership unitholders is less than zero, the interest of the noncontrolling unitholders is presented as a zero balance in the balance sheet as of December 31, 2003 and December 31, 2002. Also, the income allocated to the noncontrolling unitholders in the Company’s financial statements is equal to their share of distributions. The net equity of the Operating Partnership unitholders is less than zero because of accumulated distributions in excess of net income and not as a result of operating losses. Distributions to partners are usually greater than net income because net income includes non-cash charges for depreciation and amortization.

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

Operating Segment

        The Company has one reportable operating segment; it owns, develops, and manages regional shopping centers. The shopping centers are located in major metropolitan areas, have similar tenants (most of which are national chains), and share common economic characteristics. No single retail company represents 10% or more of the Company’s revenues.

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 2 — Acquisitions and Dispositions

Acquisitions

        In December 2003, the Company acquired a 25% interest in Waterside Shops at Pelican Bay in Naples, Florida for $22 million, through a joint venture with The Forbes Company, which is managing the center.

        In July 2003, the Company acquired an additional 25% interest in MacArthur Center, a consolidated joint venture, bringing its ownership in the shopping center to 95%, for $4.9 million in cash and 190,909 partnership units. Although the number of units issued was determined based on a negotiated value of $27.50 per unit, these units were recorded based on the Company’s common share price of $19.48 on the closing date of July 10, 2003.

        In March 2003, the Company acquired the 15% minority interest in Great Lakes Crossing, a consolidated joint venture, for $3.2 million in cash, pursuant to a favorable pricing formula pre-established in the partnership agreement, bringing its ownership in the center to 100%.

        In October 2002, the Company acquired Swerdlow Real Estate Group’s (Swerdlow’s) 50% interest in Dolphin Mall, bringing its ownership in the shopping center to 100%. No cash was exchanged, while $2.3 million in peripheral property was transferred to the former venture partner. Concurrently, all lawsuits between the Company and Swerdlow were settled and Swerdlow repaid the $10 million principal balance of a note due the Company that was previously delinquent.

        In May 2002, the Company acquired for $28 million in cash a 50% general partnership interest in an unconsolidated joint venture that owns the Sunvalley shopping center located in Concord, California (Note 7). The Manager has managed the property since its development and will continue to do so. Although the Operating Partnership purchased its interest in Sunvalley from an unrelated third party, the other 50% partner in the property is an entity owned and controlled by Mr. A. Alfred Taubman, effectively the Company’s largest shareholder.

        Also in May 2002, the Company purchased an additional 13% interest in Arizona Mills, an Unconsolidated Joint Venture (Note 7), for approximately $14 million in cash. The Company has a 50% interest in the center as of the purchase date.

Dispositions

        In December 2003, the Company sold its interest in Biltmore Fashion Park to The Macerich Company. The sales price consisted of $51 million in cash and $30.2 million in Macerich partnership units. A gain of approximately $47.6 million was recognized. Immediately following the transaction, the Company transferred the Macerich units to several Operating Partnership unitholders in redemption and retirement of 1,629,817 Operating Partnership units. These unitholders were the original owners of Biltmore Fashion Park.

        In March 2002, the Company sold its interest in La Cumbre Plaza for $28 million. In May 2002, the Company sold its interest in Paseo Nuevo for $48 million. The Company recognized a total gain of approximately $12.3 million on the sales of the centers.

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

        Effective January 1, 2002, the Company adopted FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with this statement, the Company has separately presented the results of Biltmore Fashion Park, Paseo Nuevo, and La Cumbre Plaza as discontinued operations for all periods. Summarized balance sheet and income statement information of discontinued operations follow.

December 31, 2002

Properties, net	$111,274
Other assets	3,932

Assets of discontinued operations	$115,206

Notes payable	$79,968
Other liabilities	5,929

Liabilities of discontinued operations	$85,897

	Year Ended December 31

	2003	2002	2001

Revenues	$17,383	$22,223	$32,081
Operating expenses	16,080	20,756	27,897

Income from operations	$1,303	$1,467	$4,184

Note 3 – Unsolicited Tender Offer and Development Restructuring

        In the fall of 2002, the Company received an unsolicited proposal from Simon Property Group, Inc. (SPG) seeking to acquire control of the Company. The proposal was subsequently revised. Thereafter, a tender offer was commenced by SPG and later joined by a subsidiary of Westfield America Trust (Westfield). The Company’s Board of Directors rejected the proposal and recommended that the Company’s shareholders not tender their shares pursuant to SPG’s and Westfield’s tender offer. SPG filed suit against the Company to enjoin the voting of the Company’s Series B Non-participating Convertible Preferred Stock based on a variety of legal theories. In October 2003, SPG and Westfield withdrew their tender offer, and the Company and SPG mutually agreed to end the litigation. During 2003, the Company incurred approximately $30.4 million in costs in connection with the unsolicited tender offer and related litigation, offset by insurance recoveries of $5.6 million. During 2002, $5.1 million in costs were incurred.

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

Note 4 — Income Taxes

        During the years ended December 31, 2003 and 2002, the Company’s federal income tax expense was zero as a result of net operating losses incurred by the Company’s Taxable REIT Subsidiaries. During the year ended December 31, 2001, utilization of a deferred tax asset reduced the Company’s federal income tax expense from its Taxable REIT Subsidiaries to $0.1 million. For the year ended December 31, 2003, the Company’s state income tax expense was zero as a result of a net operating loss incurred by the Company’s Taxable REIT Subsidiaries. For the years ended December 31, 2002 and 2001, state income tax expense of the Company’s Taxable REIT Subsidiaries was $0.1 million and $0.5 million, respectively. As of December 31, 2003 and 2002, the Company had net deferred tax assets of $3.4 million and $3.9 million, after valuation allowances of $9.9 million and $8.5 million, respectively.

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

        Dividends declared on the Company’s common and preferred stock and their tax status are presented in the following tables. The tax status of the Company’s dividends in 2003, 2002, and 2001 may not be indicative of future periods. The portion of dividends paid in 2003 shown below as capital gains and unrecaptured Section 1250 capital gains are designated as capital gain dividends for tax purposes.

Year	Dividends per commons share declared	Return of capital	Ordinary income	20% Rate long term capital gain (Pre 5/06/03)	15% Rate long term capital gain (Post 5/05/03)	Unrecaptured Section 1250 capital gains

2003	$1.050	$0.5054	$0.2567	$0.0076	$0.1401	$0.1402
2002	1.025	0.4417	0.3753	0.1498		0.0582
2001	1.005	0.3075	0.6878	0.0097

Year	Dividends per Series A preferred share declared	Ordinary income	20% Rate long term capital gain (Pre 5/06/03)	15% Rate long term capital gain (Post 5/05/03)	Unrecaptured Section 1250 capital gains

2003	$2.075	$1.5060	$0.0149	$0.2770	$0.2771
2002	2.075	1.6540	0.3032		0.1178
2001	2.075	2.0549	0.0201

Note 5 — Investment in the Operating Partnership

        The partnership equity of the Operating Partnership and the Company’s ownership therein are shown below:

Year	TRG Units outstanding at December 31	TRG Units owned by TCO at December 31 (1)	TCO's % interest in TRG at December 31	TCO's average interest in TRG
2003	81,839,857	49,936,786	61%	60%
2002	83,974,822	52,207,756	62	62
2001	82,502,050	50,734,984	62	62

(1)	There is a one-for-one relationship between TRG units owned by TCO and TCO common shares outstanding; amounts in this column are equal to TCO’s common shares outstanding as of the specified dates.

        Net income and distributions of the Operating Partnership are allocable first to the preferred equity interests (Note 15), and the remaining amounts to the general and limited Operating Partnership partners in accordance with their percentage ownership. The number of TRG units outstanding and the number of TRG units owned by the Company decreased in 2003 due to stock repurchases and unit redemptions (Note 15), partially offset by units issued in connection with the May 2003 investment in the Operating Partnership (Note 15), the acquisition of the additional interest in MacArthur Center (Notes 2 and 15), and units issued under the incentive option plan (Notes 14 and 16). The number of TRG units outstanding and the number of TRG units owned by the Company increased in 2002 due to units issued under the incentive option plan (Notes 14 and 16). Included in the total units outstanding at December 31, 2003, 2002, and 2001 are 87,028 units, 174,058 units, and 261,088 units, respectively, issued in connection with the 1999 acquisition of Lord Associates that did not receive allocations of income or distributions and 2,083,333 non-voting units issued in May 2003 (Note 15).

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 6 — Properties

        Properties at December 31, 2003 and December 31, 2002 are summarized as follows:

	2003	2002
Land	$232,443	$215,979
Buildings, improvements, and equipment	2,204,819	2,031,258
Construction in process	48,428	116,308
Development pre-construction costs	34,232	29,883

	$2,519,922	$2,393,428
Accumulated depreciation and amortization	(450,515)	(375,738)

	$2,069,407	$2,017,690

        Construction in process includes costs related to Northlake Mall, and the additional phase of construction at The Shops at Willow Bend.

        Depreciation expense for 2003, 2002, and 2001 was $87.8 million, $72.8 million, and $56.3 million, respectively. The charge to operations in 2003, 2002, and 2001 for costs of unsuccessful and potentially unsuccessful pre-development activities was $3.4 million, $4.1 million, and $6.6 million, respectively.

        The Company’s approximately $34.2 million balance of development pre-construction costs as of December 31, 2003 consists of costs relating to its Oyster Bay project in Syosset, New York. Both Neiman Marcus and Lord & Taylor have committed to the project and retailer interest has been very strong. Although it still needs to obtain the necessary entitlement approvals to move forward with the project, the Company is encouraged by six straight court decisions in the Company’s favor. While the timing of decisions in the continuing litigation process is uncertain, the entitlement litigation is likely to be resolved within a year. The Company expects continued success with ongoing litigation and assuming the Company is able to begin construction in late 2004, it would expect to open the center in late 2006. The Company has exercised its option to acquire the land and expects to make a payment of $16.6 million to close the transaction in April 2004.

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 7- Investments in Unconsolidated Joint Ventures

        Following are the Company’s investments in Unconsolidated Joint Ventures. The Operating Partnership is the managing general partner or managing member of these Unconsolidated Joint Ventures, except for those denoted with an (*).

Unconsolidated Joint Ventures	Shopping Center	Ownership as of December 31, 2003

Arizona Mills, L.L.C. *	Arizona Mills	50%
Fairfax Company of Virginia, L.L.C	Fair Oaks	50
Forbes Taubman Orlando, L.L.C. *	The Mall at Millenia	50
Rich-Taubman Associates	Stamford Town Center	50
Sunvalley Shopping Center, L.L.C	Sunvalley	50
Tampa Westshore Associates Limited Partnership	International Plaza	26
Taubman-Cherry Creek Limited Partnership	Cherry Creek	50
Waterside Shops, L.L.C. *	Waterside Shops at Pelican Bay	25
West Farms Mall, L.L.C	Westfarms	79
Woodland Associates	Woodland	50

        As of December 31, 2003, the Operating Partnership has a preferred investment in International Plaza of $15 million, on which an annual preferential return of 8.25% will accrue. In addition to the preferred return on its investment, the Operating Partnership is entitled to receive the balance of its preferred investment before any available cash will be utilized for distributions to non-preferred partners.

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

        Combined balance sheet and results of operations information is presented in the following table for all Unconsolidated Joint Ventures, followed by the Operating Partnership’s beneficial interest in the combined information. The combined information of the Unconsolidated Joint Ventures excludes the balances of Waterside Shops at Pelican Bay. A 25% interest in this center was acquired in December 2003 and the purchase price allocations have yet to be completed. TRG’s basis adjustments as of December 31, 2003 include $69 million and $8 million related to the acquisitions of interests in Sunvalley and Arizona Mills (Note 2), respectively, representing the differences between the acquisition prices and the book values of the ownership interests acquired. These amounts are being depreciated over the remaining useful lives of the underlying assets. Beneficial interest is calculated based on the Operating Partnership’s ownership interest in each of the Unconsolidated Joint Ventures. The accounts of Dolphin Mall, formerly a 50% owned Unconsolidated Joint Venture, are included in these results through the date of its acquisition (Note 2).

        During 2001, the Unconsolidated Joint Ventures recognized a cumulative effect of a change in accounting principle in connection with their adoption of SFAS 133 (Note 11). This cumulative effect represents the transition adjustment necessary to mark interest rate agreements to fair value as of January 1, 2001.

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	December 31 2003	December 31 2002
Assets:
Properties	$1,250,964	$1,248,335
Accumulated depreciation and amortization	(331,321)	(287,670)

	$919,643	$960,665
Cash and cash equivalents	28,448	37,576
Accounts and notes receivable	16,504	16,487
Deferred charges and other assets	29,526	31,668

	$994,121	$1,046,396

Liabilities and accumulated deficiency in assets:
Notes payable	$1,345,824	$1,289,739
Accounts payable and other liabilities	61,614	91,596
TRG's accumulated deficiency in assets	(231,456)	(191,152)
Unconsolidated Joint Venture Partners' accumulated
deficiency in assets	(181,861)	(143,787)

	$994,121	$1,046,396

TRG's accumulated deficiency in assets (above)	$(231,456)	$(191,152)
TRG's investment in Waterside Shops at Pelican Bay	22,129
TRG basis adjustments, including elimination of
intercompany profit	96,213	100,307
TCO's additional basis	119,207	122,247

Investment in Unconsolidated Joint Ventures	$6,093	$31,402

	Year Ended December 31

	2003	2002	2001
Revenues	$319,988	$292,120	$238,409

Recoverable and other operating expenses	$117,279	$111,707	$87,446
Interest expense	82,744	77,966	74,895
Depreciation and amortization	53,414	54,927	39,695

Total operating costs	$253,437	$244,600	$202,036

Income before cumulative effect of change in
accounting principle	$66,551	$47,520	$36,373
Cumulative effect of change in accounting
principle			(3,304)

Net income	$66,551	$47,520	$33,069

Net income allocable to TRG	$35,588	$25,573	$17,533
Cumulative effect of change in accounting
principle allocable to TRG			1,612
Realized intercompany profit	4,191	5,378	5,752
Depreciation of TCO's additional basis	(3,039)	(3,039)	(3,036)

Equity in income before cumulative effect of
change in accounting principle of
Unconsolidated Joint Ventures	$36,740	$27,912	$21,861

Beneficial interest in Unconsolidated
Joint Ventures' operations:
Revenues less recoverable and other
operating expenses	$113,706	$103,989	$84,402
Interest expense	(43,320)	(39,411)	(38,683)
Depreciation and amortization	(33,646)	(36,666)	(23,858)

Income before cumulative effect of change
in accounting principle	$36,740	$27,912	$21,861

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 8 — Accounts and Notes Receivable

        Accounts and notes receivable at December 31, 2003 and December 31, 2002 are summarized as follows:

	2003	2002
Trade	$20,301	$22,461
Notes	14,549	11,035
Straightline rent asset	5,080	3,174
Other	65	63

	$39,995	$36,733
Less: allowance for doubtful accounts	(7,403)	(5,829)

	$32,592	$30,904

        Notes receivable as of December 31, 2003 provide interest at a range of interest rates from 7% to 9% (with a weighted average interest rate of 8% at December 31, 2003) and mature at various dates.

Note 9 — Deferred Charges and Other Assets

        Deferred charges and other assets at December 31, 2003 and December 31, 2002 are summarized as follows:

	2003	2002
Leasing	$30,837	$34,444
Accumulated amortization	(16,452)	(22,525)

	$14,385	$11,919
Deferred financing costs, net	11,277	10,650
Intangibles, net	5,986	1,022
Investments	3,234	3,762
Deferred tax asset, net	3,365	3,928
Other, net	8,549	6,867

	$46,796	$38,148

        Intangible assets are primarily comprised of the fair value of in-place leases recognized in connection with acquisitions (Note 2).

Note 10 – Notes Payable

        Notes payable at December 31, 2003 and December 31, 2002 consist of the following:

	2003	2002 (1)	Stated Interest Rate	Maturity Date	Balance Due on Maturity	Facility Amount

Beverly Center	$ 146,000	$ 146,000	8.36%	07/15/04	$ 146,000
Dolphin Mall	142,340	164,620	LIBOR + 2.25%	10/06/04	140,630
Great Lakes Crossing		143,807	LIBOR + 1.50%	04/01/03
Great Lakes Crossing	149,525		5.25%	03/11/13	125,507
MacArthur Center	145,762	142,188	7.59%	10/01/10	126,884
Regency Square	80,696	81,563	6.75%	11/01/11	71,569
The Mall at Short Hills	265,047	268,085	6.70%	04/01/09	245,301
Stony Point Fashion Park	74,796	24,367	LIBOR + 1.85% (2)	08/12/05	74,796	$ 91,500 (2)
The Mall at Wellington Green	150,630	142,802	LIBOR + 1.85%	05/01/04	142,802	160,276 (3)
The Shops at Willow Bend		181,634	LIBOR + 1.85%	07/01/03
The Shops at Willow Bend	99,435		LIBOR + 1.50%	07/09/06	91,943
The Shops at Willow Bend	49,717		LIBOR + 3.75%	07/09/06	45,972
The Shops at Willow Bend land loan	11,369		LIBOR + 1.65%	08/25/05	6,000
Line of Credit	150,000	140,000	LIBOR + 0.90%	11/01/04	150,000	275,000
Line of Credit	10,460	8,620	Variable Bank Rate	11/01/04	10,460	40,000
Other	20,000	20,039	13.0%	11/22/09	20,000

	$1,495,777	$1,463,725

(1)	Excluded from this table is Biltmore Fashion Park, which is classified as discontinued operations (Note 2).
(2)	Effective February 2004, the LIBOR spread was reduced from 1.85% to 1.65% and the facility amount was reduced to $85.6 million.
(3)	In January 2004, $20 million was repaid on the loan, reducing the balance outstanding and the facility amount.

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

        Notes payable are collateralized by properties with a net book value of $1.9 billion at December 31, 2003 and $1.8 billion at December 31, 2002.

        The construction facilities for Stony Point Fashion Park and The Mall at Wellington Green each have two one-year extension options. These loans provide for rate decreases when certain performance criteria are met. The Shops at Willow Bend loans have options to extend the maturities for two one-year periods or one two-year period. The $275 million line of credit has a one-year extension option.

        The following table presents scheduled principal payments on mortgage debt as of December 31, 2003:

2004	$612,259
2005	95,645
2006	154,360
2007	10,362
2008	10,948
Thereafter	612,203

Fair Value of Financial Instruments Related to Debt

        The estimated fair values of financial instruments at December 31, 2003 and December 31, 2002 are as follows:

	2003		2002

	Carrying Value	Fair Value	Carrying Value	Fair Value

Mortgage notes payable	$1,495,777	$1,536,513	$1,463,695	$1,525,830
Unsecured notes payable			30	30
Interest rate instruments:
in a receivable position	541	541
in a payable position	7,435	7,435	11,736	11,736

Debt Covenants and Guarantees

        Certain loan and facility agreements contain various restrictive covenants including minimum net worth requirements, minimum debt service and fixed charges coverage ratios, a maximum payout ratio on distributions, a minimum debt yield ratio, and a leverage ratio, the latter two being the most restrictive. The Company is in compliance with all covenants.

        Certain debt agreements, including all construction facilities, contain performance and valuation criteria that must be met for the loans to be extended at the full principal amounts; these agreements provide for partial prepayments of debt to facilitate compliance with extension provisions.

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

        Payments of principal and interest on the loans in the following table are guaranteed by the Operating Partnership as of December 31, 2003, including those of certain Unconsolidated Joint Ventures. The Stony Point Fashion Park and The Mall at Wellington Green loan agreements provide for a reduction of the amounts guaranteed as certain center performance and valuation criteria are met.

Center	Loan balance as of 12/31/03		TRG's beneficial interest in loan balance as of 12/31/03	Amount of loan balance guaranteed by TRG as of 12/31/03	% of loan balance guaranteed by TRG	% of interest guaranteed by TRG
	(in millions)
Dolphin Mall	$142.3		$142.3	$71.2	50%	100	% (1)
Stony Point Fashion Park	74.8		74.8	74.8	100	100	(2)
The Mall at Millenia -
term loan	2.3		1.2	1.2	50	50
The Mall at Millenia -
revolving loan	0.4		0.2	0.2	50	50
The Mall at Wellington Green	150.6	(3)	135.6	150.6	100	100
The Shops at Willow Bend	149.1		149.1	149.1	100	100
The Shops at Willow Bend -
land loan	11.4		11.4	11.4	100	100

(1)	The Dolphin Mall loan was refinanced February 2004 with a $145 million recourse loan. TRG’s guaranty on the new loan is 100% of principal and interest.
(2)	Effective February 2004, TRG’s guaranty on the Stony Point loan balance and interest was decreased to 20%.
(3)	Excess financing proceeds from the Beverly refinancing in January 2004 were used to pay down $20 million on the Wellington Green loan (Note 21).

Beneficial Interest in Debt and Interest Expense

        The Operating Partnership’s beneficial interest in the debt, capital lease obligations, capitalized interest, and interest expense of its consolidated subsidiaries and its Unconsolidated Joint Ventures is summarized in the following table. The Operating Partnership’s beneficial interest excludes debt and interest related to the minority interests in MacArthur Center (5% as of July 2003, Note 2), The Mall at Wellington Green, and prior to March 2003, Great Lakes Crossing (Note 2). Also excluded from this table is Biltmore Fashion Park, La Cumbre Plaza, and Paseo Nuevo, which are classified as discontinued operations.

	At 100%		At Beneficial Interest

	Consolidated Subsidiaries	Unconsolidated Joint Ventures	Consolidated Subsidiaries	Unconsolidated Joint Ventures

Debt as of:
December 31, 2003	$1,495,777	$1,345,824	$1,473,680	$688,406
December 31, 2002	1,463,725	1,289,739	1,385,217	660,238
Capital Lease Obligations -
December 31, 2003	$8,038	$168	$8,038	$84
Capitalized Interest:
Year ended December 31, 2003	$9,134		$8,950
Year ended December 31, 2002	6,317	$3,443	6,187	$1,722
Interest Expense:
Year ended December 31, 2003	$84,194	$82,744	$81,511	$43,320
Year ended December 31, 2002	77,479	77,966	72,525	39,411

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 11 — Derivatives

        Effective January 1, 2001, the Company adopted SFAS 133 and its related amendments and interpretations, which establish accounting and reporting standards for derivative instruments. The Company uses derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. The Company routinely uses cap, swap, and treasury lock agreements to meet these objectives. All of the Company’s derivatives are designated as cash flow hedges.

        The initial adoption of SFAS 133 on January 1, 2001 resulted in a reduction to income of approximately $8.4 million as the cumulative effect of a change in accounting principle and a reduction to Other Comprehensive Income (OCI) of $0.8 million. These amounts represented the transition adjustments necessary to mark the Company’s share of interest rate agreements to fair value as of January 1, 2001. In addition to the transition adjustment, the following table presents the effect that derivative instruments had on interest expense and equity in income of Unconsolidated Joint Ventures during the three years ended December 31, 2003:

	2003	2002	2001

Change in fair value of swap agreement not designated as a hedge		$(3,334)	$2,431
Payments under swap agreements	$8,434	4,485	2,050
Hedge ineffectiveness related to changes in time value of interest
rate agreements	2	194	438
Adjustment of accumulated other comprehensive income for amounts
recognized in net income	657	829	465

Net reduction to income	$9,093	$2,174	$5,384

        As of December 31, 2003, the Company had $5.4 million of net realized losses included in Accumulated OCI, related to terminated derivative instruments, that are being recognized as interest expense over the term of the hedged debt, as follows:

Hedged Items	OCI Amounts	Recognition Period

Regency Square financing	$2,197	November 2001 through October 2011
Westfarms refinancing	3,192	July 2002 through July 2012

	$5,389

        Additionally, as of December 31, 2003, the Company had $7.2 million of net unrealized losses included in Accumulated OCI that will be recognized as interest expense over the effective periods of the derivative agreements, as follows:

Hedged Items	OCI Amounts	Recognition Period

Dolphin Mall financing	$ 725	November 2002 through September 2004
$275 million line of credit/
The Mall at Wellington Green
construction facility	1,493	November 2002 through June 2004
The Shops at Willow Bend financing	(227)	June 2003 through June 2006
Beverly Center refinancing	1,017	January 2004 through January 2014
The Mall at Wellington Green
construction facility	4,196	October 2003 through April 2005

	$ 7,204

        The Company expects that approximately $6.2 million of the $12.6 million in Accumulated OCI at December 31, 2003 will be reclassified from Accumulated OCI and recognized as a reduction of income during 2004.

        In January 2004, the Beverly Center loan was refinanced (Note 21). At the time of the refinancing, the swaps hedging the Beverly refinancing were cash settled for $6.0 million. This realized loss will be included in Accumulated OCI and will be recognized as interest expense over the ten-year term of the hedged debt.

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 12 — Leases

        Shopping center space is leased to tenants and certain anchors pursuant to lease agreements. Tenant leases typically provide for guaranteed minimum rent, percentage rent, and other charges to cover certain operating costs. Future minimum rent under operating leases in effect at December 31, 2003 for operating centers, assuming no new or renegotiated leases or option extensions on anchor agreements, is summarized as follows:

2004	$ 208,491
2005	207,647
2006	196,397
2007	185,436
2008	164,905
Thereafter	566,349

        Certain shopping centers, as lessees, have ground leases expiring at various dates through the year 2054. In addition, the Company leases its office facilities and certain equipment. Rental payments under these leases were $6.9 million in 2003, $6.9 million in 2002, and $7.9 million in 2001. Included in these amounts are related party office rental payments of $2.8 million in 2003 and $2.7 million in both 2002 and 2001.

        The following is a schedule of future minimum rental payments required under operating leases:

2004	$ 6,960
2005	4,819
2006	3,141
2007	3,044
2008	3,048
Thereafter	113,021

        The table above includes $2.8 million and $0.9 million of related party amounts in 2004 and 2005.

        Certain shopping centers have entered into lease agreements for property improvements with five year terms. As of December 31, 2003, future minimum lease payments for these capital leases are as follows:

2004	$ 2,564
2005	2,463
2006	1,767
2007	1,271
2008	1,084

Total minimum lease payments	$ 9,149
Less amount representing interest	(1,111)

Capital lease obligations	$ 8,038

Note 13 — Transactions with Affiliates

        Accounts receivable from related parties include amounts due from Unconsolidated Joint Ventures or other affiliates of the Company, primarily relating to services performed by the Manager (Note 14). These receivables include certain amounts due to the Manager related to reimbursement of third-party (non-affiliated) costs.

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

    A. Alfred Taubman and certain of his affiliates receive various property management services from the Manager. For such services, Mr. A. Taubman and affiliates paid the Manager approximately $1.9 million, $2.3 million, and $3.6 million in 2003, 2002, and 2001, respectively.

        Other related party transactions are described in Notes 12, 14, and 15.

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

        The Manager has a voluntary retirement savings plan established in 1983 and amended and restated effective January 1, 2001 (the Plan). The Plan is qualified in accordance with Section 401(k) of the Internal Revenue Code (the Code). The Manager contributes an amount equal to 2% of the qualified wages of all qualified employees and matches employee contributions in excess of 2% up to 7% of qualified wages. In addition, the Manager may make discretionary contributions within the limits prescribed by the Plan and imposed in the Code. Costs relating to the Plan were $2.0 million in 2003 and 2002, and $1.7 million in 2001.

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

        In December 2001, the Company amended the plan to allow vested unit options to be exercised by tendering mature units with a market value equal to the exercise price of the unit options. In December 2001, Robert S. Taubman, the Company’s chief executive officer, executed a unit option deferral election with regard to options for approximately three million units at an exercise price of $11.14 per unit due to expire in November 2002. This election allowed him to defer the receipt of the net units he would receive upon exercise. These deferred option units will remain in a deferred compensation account until Mr. Taubman’s retirement or ten years from the date of exercise. Beginning with the ten year anniversary of the date of exercise, the deferred partnership units will be paid in ten annual installments.

        In 2002, Mr. Taubman exercised options for 3.0 million units by tendering 2.1 million mature units and deferring receipt of 0.9 million units under the unit option deferral election. As the Company declares distributions, the deferred option units receive their proportionate share of the distributions in the form of cash payments.

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

        A summary of the status of the plan for each of the three years in the period ended December 31, 2003 is presented below:

	2003		2002		2001

Options	Units	Weighted-Average Exercise Price Per Unit	Units	Weighted-Average Exercise Price Per Unit	Units	Weighted-Average Exercise Price Per Unit
Outstanding at
beginning of year	1,597,783	$12.11	6,083,175	$11.39	7,594,458	$11.35
Exercised	(192,574)	11.81	(4,435,392)	11.13	(1,511,283)	11.18
Forfeited			(50,000)	11.25

Outstanding at
end of year	1,405,209	12.15	1,597,783	12.11	6,083,175	11.39

Options vested
at year end	1,405,209	12.15	1,597,783	12.11	5,399,565	11.32

        Options outstanding at December 31, 2003 have a remaining weighted-average contractual life of 4.0 years and range in exercise price from $9.69 to $13.14.

        There were no options granted in 2003, 2002, or 2001.

        Currently, options for 3.6 million Operating Partnership units may be issued under the plan, including options outstanding for 1.4 million units. When the holder of an option elects to pay the exercise price by surrendering partnership units, only those units issued to the holder in excess of the number of units surrendered are counted for purposes of determining the remaining number of units available for future grants under the plan.

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

        The Operating Partnership’s $75 million 9% Cumulative Redeemable Preferred Partnership Equity (Series C Preferred Equity) and $25 million 9% Cumulative Redeemable Preferred Partnership Equity (Series D Preferred Equity) are owned by institutional investors, and have a fixed 9% coupon rate, no stated maturity, sinking fund, or mandatory redemption requirements. The Company, beginning in September 2004 and November 2004, can redeem the Series C and D Preferred Equity, respectively.

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

        In July 2003, 190,909 additional partnership units were issued in connection with the acquisition of an additional 25% interest in MacArthur Center (Note 2).

        In May 2003, G.K. Las Vegas Limited Partnership, (Sheldon M. Gordon, along with his affiliates in their prior ownership of The Forum Shops at Caesars (Gordon)) invested $50 million in the Operating Partnership in exchange for 2.08 million partnership units. These operating partnership units have the same attributes as existing partnership units, except that they do not have voting rights and have very limited resale rights for a specified period of time. An affiliate of Gordon owned an interest in Beverly Center, which the Company purchased in January 2004 (Note 21).

        In December 2003, 1.6 million partnership units were redeemed in exchange for 705,636 Macerich units valued at $30.2 million (Note 2). These units were owned by an affiliate of the former owner of Biltmore Fashion Park.

        In March 2000, the Company’s Board of Directors authorized the purchase of up to $50 million of the Company’s common stock in the open market. For each share of the Company’s stock repurchased, an equal number of the Company’s Operating Partnership units are redeemed. In February 2003, the Company’s Board of Directors authorized the expansion of the existing buyback program to repurchase up to an additional $100 million of the Company’s common shares. As of December 31, 2003, the Company had purchased, and the Operating Partnership had redeemed, approximately 7.1 million shares and units for approximately $99.8 million. Repurchases of common stock have been financed through general corporate funds, including funds received from the May 2003 equity investment, and through borrowings under existing lines of credit.

        In November 1999, the Company acquired Lord Associates, Inc., a retail leasing firm, from Courtney Lord, who became the Manager’s Senior Vice President of Leasing, for $2.5 million in cash and $5 million in partnership units (and an equal number of the Company’s Series B Non-Participating Convertible Preferred Stock), which were subject to certain contingencies. In October 2003, in final settlement of all such contingencies, Mr. Lord returned to the Company $0.75 million. In connection with the Company’s acquisition of Lord Associates, partnership units and Series B Preferred stock are being released over a five-year period, with $1.0 million, $1.0 million, and $0.9 million of units having been released in 2003, 2002, and 2001, respectively. As of December 31, 2003, there were 87,028 partnership units yet to be released; the owner of these partnership units is not entitled to distributions or income allocations, and an affiliate of the Operating Partnership has voting rights to the stock, until release of such units.

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

        Based on a market value at December 31, 2003 of $20.60 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $509 million. The purchase of these interests at December 31, 2003 would have resulted in the Company owning an additional 30% interest in the Operating Partnership.

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

        Refer to Note 10 for the Operating Partnership’s guarantees of certain notes payable.

Note 17 — Earnings Per Share

        Basic earnings per common share are calculated by dividing earnings available to common shareowners by the average number of common shares outstanding during each period. For diluted earnings per common share, the Company’s ownership interest in the Operating Partnership (and therefore earnings) are adjusted assuming the exercise of all options for units of partnership interest under the Operating Partnership’s incentive option plan having exercise prices less than the average market value of the units using the treasury stock method. For the year ended December 31, 2001, options for 0.6 million units of partnership interest with an average exercise price of $13.30 were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price for the period calculated. There were no units excluded from the computation of diluted earnings per share in 2003 and 2002.

	Year Ended December 31

	2003	2002	2001

Income (loss) from continuing operations
allocable to common shareowners (Numerator):
Net income (loss) allocable to common
shareowners	$21,236	$(2,174)	$(8,943)
Common shareowners' share of discontinued
operations	(27,893)	(5,612)	(2,508)
Common shareowners' share of cumulative
effect of change in accounting principle			4,924

Basic income (loss) from continuing operations	$(6,657)	$(7,786)	$(6,527)
Effect of dilutive options	(138)	(255)	(269)

Diluted income (loss) from continuing operations	$(6,795)	$(8,041)	$(6,796)

Shares (Denominator) - basic and diluted	50,387,616	51,239,237	50,500,058

Income (loss) from continuing operations per
common share:
Basic	$(0.13)	$(0.15)	$(0.13)

Diluted	$(0.13)	$(0.16)	$(0.13)

Per share effects of discontinued operations and
cumulative effect of change in accounting principle:
Discontinued operations per common share:
Basic	$0.55	$0.11	$0.05

Diluted	$0.54	$0.10	$0.05

Cumulative effect of change in accounting principle
per common share - basic and diluted			$(0.10)

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 18 — Cash Flow Disclosures and Non-Cash Investing and Financing Activities

        Interest paid in 2003, 2002, and 2001, net of amounts capitalized of $9.1 million, $6.3 million, and $23.7 million, respectively, approximated $78.6 million, $85.4 million, and $57.4 million, respectively. The following non-cash investing and financing activities occurred during 2003, 2002, and 2001:

	2003	2002	2001
Non-cash additions to properties	$44,301	$43,586	$65,976
Capital lease obligations	8,038
Non-cash contributions to Unconsolidated Joint Ventures			3,778
Issuance of partnership units in connection with acquisition (Note 2)	3,719
Receipt of Macerich Company partnership units in
connection with disposition of Biltmore (Note 2)	30,201
Exchange of Macerich Company partnership units in
redemption of a TRG partner (Note 2)	(30,201)

        Non-cash additions to properties primarily represent accrued construction and tenant allowance costs of new centers and development projects.

Note 19 — Quarterly Financial Data (Unaudited)

        The following is a summary of quarterly results of operations for 2003 and 2002:

	2003

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$97,549	$93,671	$92,666	$104,597
Equity in income of Unconsolidated Joint Ventures	10,403	8,282	8,144	9,911
Income before minority and preferred interests	7,888	1,869	5,203	67,213
Net income (loss)	(2,981)	(8,968)	(6,054)	55,839
Net income (loss) allocable to common shareowners	(7,131)	(13,118)	(10,204)	51,689
Basic earnings per common share -
Net income (loss)	$(0.14)	$(0.26)	$(0.21)	$1.04
Diluted earnings per common share -
Net income (loss)	$(0.14)	$(0.26)	$(0.21)	$1.02

	2002

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$82,537	$85,842	$91,792	$96,011
Equity in income of Unconsolidated Joint Ventures	6,137	4,740	5,761	11,274
Income before minority and preferred interests	12,065	13,806	16,372	13,588
Net income	1,866	3,846	5,907	2,807
Net income (loss) allocable to common shareowners	(2,284)	(304)	1,757	(1,343)
Basic earnings per common share -
Net income (loss)	$(0.04)	$(0.01)	$0.03	$(0.03)
Diluted earnings per common share -
Net income (loss)	$(0.05)	$(0.01)	$0.03	$(0.03)

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 20 — New Accounting Pronouncements

        In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is currently effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective for the Company on July 1, 2003. The provisions of SFAS 150 had no impact on the Company’s financial statements.

        In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities” (FIN 46). This Interpretation addresses consolidation by business enterprises of certain variable interest entities and the conditions under which they should be included in consolidated financial statements. FIN 46 is effective for the first interim or annual period ending after December 15, 2003. In December 2003, the FASB issued Interpretation No. 46R (FIN 46R), which served to clarify guidance in FIN 46, and provided additional guidance surrounding the application of FIN 46. The Company adopted the provisions of FIN 46R during the fourth quarter of 2003, evaluating the equity-at-risk and other characteristics of the financial interests in the Company’s consolidated and unconsolidated businesses. The adoption did not change the entities that the Company currently consolidates in its financial statements.

Note 21 — Subsequent Events

        In January 2004, the Company completed a $347.5 million refinancing on Beverly Center. The 10-year mortgage loan carries an all-in interest rate of 5.5%. Proceeds were used to pay off the $146 million 8.36% mortgage, $20 million of the Wellington construction loan, all of the outstanding balances on the lines of credit, and transaction fees.

        Also in January 2004, the Company purchased the additional 30% ownership of Beverly Center from Sheldon Gordon and the estate of E. Phillip Lyon. Consideration of approximately $11 million for this interest consisted of $3.3 million in cash and 276,724 of newly issued partnership units valued at $27.50 per unit. The price of the acquisition was determined pursuant to a 1988 option agreement between the Company and a partnership controlled by Mr. Gordon and Mr. Lyon. The Company has carried the $11 million net exercise price as a liability on its balance sheet. The Company already recognized 100% of the financial results of the center in its financial statements.

        In February 2004, the $66 million loan on Woodland was repaid by the joint venture partners. The Operating Partnership used borrowings under a line of credit for its 50% share of the repayment.

        Also in February 2004, the Company completed a $145 million refinancing, secured by a mortgage on Dolphin Mall. The loan matures in February 2006 and may be extended for a total of three years. The loan bears interest at a rate of LIBOR plus 2.15%. The payment of principal and interest is guaranteed 100% by the Operating Partnership. Proceeds from the financing were used to repay the existing $142 million loan.

Schedule II

TAUBMAN CENTERS, INC.
Valuation and Qualifying Accounts
For the years ended December 31, 2003, 2002, and 2001
(in thousands)

		Additions

	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write-offs	Transfers, net	Balance at end of year
Year ended December 31, 2003
Allowance for doubtful receivables	$5,829	5,027		(3,453)		$7,403

Year ended December 31, 2002
Allowance for doubtful receivables	$4,634	2,402		(2,755)	1,548 (1)	$5,829

Year ended December 31, 2001
Allowance for doubtful receivables	$2,986	3,297		(1,411)	(238)	$4,634

(1)	Represents the transfer in of Dolphin Mall. Prior to October 2002, the Company accounted for its interest in Dolphin under the equity method.

Schedule III

TAUBMAN CENTERS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2003
(in thousands)

	Initial Cost to Company			Gross Amount at Which Carried at Close of Period
	Land	Buildings, Improvements, and Equipment	Cost Capitalized Subsequent to Acquisition	Land	BI&E	Total		Accumulated Depreciation (A/D)	Total Cost Net of A/D	Encumbrances		Date of Completion of Construction or Acquisition	Depreciable Life
Shopping Centers:
Beverly Center, Los Angeles, CA		$209,149	$34,200		$243,349	$243,349		$85,880	$157,469	$146,000		1982	40 Years
Dolphin Mall, Miami, Florida	$34,881	240,841	3,808	$34,881	244,649	279,530		24,050	255,480	142,340		2001	50 Years
Fairlane Town Center, Dearborn, MI	17,330	104,668	27,384	17,330	132,052	149,382		32,824	116,558	Note	(1)	1996	40 Years
Great Lakes Crossing, Auburn Hills, MI	15,046	194,601	17,032	15,046	211,633	226,679		50,080	176,599	149,525		1998	50 Years
MacArthur Center, Norfolk, VA		146,631	15,094		161,725	161,725		29,270	132,455	145,762		1999	50 Years
Regency Square, Richmond, VA	18,635	102,662	6,257	18,635	108,919	127,554		23,673	103,881	80,696		1997	40 Years
The Mall at Short Hills, Short Hills, NJ	25,114	170,316	117,538	25,114	287,854	312,968		84,561	228,407	265,047		1980	40 Years
Stony Point Fashion Park, Richmond, VA	10,677	103,745		10,677	103,745	114,422		2,547	111,875	74,796		2003	50 Years
Twelve Oaks Mall, Novi, MI	25,410	191,185	4,732	25,410	195,917	221,327		50,615	170,712	Note	(1)	1977	50 Years
The Mall at Wellington Green,
Wellington, FL	18,967	195,391	55	18,967	195,446	214,413		20,273	194,140	150,630		2001	50 Years
The Shops at Willow Bend, Plano, TX	27,063	223,806	2,899	27,063	226,705	253,768		22,254	231,514	149,152		2001	50 Years
Other:
Manager's Office Facilities			30,254		30,254	30,254		24,092	6,162
Peripheral Land	35,156			35,156		35,156			35,156	11,369
Construction in Process and
Development Pre-construction Costs		81,913	747		82,660	82,660			82,660
Assets under CDD obligations	4,164	61,411		4,164	61,411	65,575			65,575
Other		1,160			1,160	1,160		396	764	20,000

TOTAL	$232,443	$2,027,479	$260,000	$232,443	$2,287,479	$2,519,922	(2)	$450,515	$2,069,407

The changes in total real estate assets and accumulated depreciation for the years ended December 31, 2003, 2002, and 2001 are as follows:

	Total Real Estate Assets 2003	Total Real Estate Assets 2002		Total Real Estate Assets 2001		Accumulated Depreciation 2003	Accumulated Depreciation 2002		Accumulated Depreciation 2001
Balance, beginning of year	$2,393,428	$1,985,737		$1,749,492	Balance, beginning of year	$(375,738)	$(300,778)		$(254,360)
New development and improvements	124,860	80,032		249,260	Depreciation for year	(87,756)	(72,823)		(56,293)
Acquisition of additional interests	18,071				Disposals	12,979	6,118		9,875
Disposals	(12,979)	(9,655)		(14,921)	Transfers In/(Out)		(8,255	) (3)
Transfers In/(Out)	(3,458)	337,314	(3)	1,906
					Balance, end of year	$(450,515)	$(375,738)		$(300,778)
Balance, end of year	$2,519,922	$2,393,428		$1,985,737

(1)	These centers are collateral for the Company’s line of credit, which had a balance of $150 million at December 31, 2003.
(2)	The unaudited aggregate cost for federal income tax purposes as of December 31, 2003 was $1.942 billion.
(3)	Includes costs relating to Dolphin Mall, which became a wholly owned center in 2002.

UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
LIMITED PARTNERSHIP (a consolidated subsidiary of Taubman Centers, Inc.)

COMBINED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2003 AND 2002 AND
FOR EACH OF THE YEARS ENDED
DECEMBER 31, 2003, 2002, AND 2001

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareowners
Taubman Centers, Inc.

        We have audited the accompanying combined balance sheets of Unconsolidated Joint Ventures of The Taubman Realty Group Limited Partnership (the “Partnership”, a consolidated subsidiary of Taubman Centers, Inc.) as of December 31, 2003 and 2002, and the related combined statements of operations and comprehensive income, accumulated deficiency in assets, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the Index at Item 15. These combined financial statements and financial statement schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the combined financial statements and financial statement schedules based on our audits.

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

        In our opinion, such combined financial statements present fairly, in all material respects, the combined financial position of Unconsolidated Joint Ventures of The Taubman Realty Group Limited Partnership as of December 31, 2003 and 2002, and the combined results of their operations and their combined cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic combined financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        As discussed in Note 5 to the combined financial statements, in 2001 the Unconsolidated Joint Ventures of The Taubman Realty Group Limited Partnership changed their method of accounting for derivative instruments to conform to Statement of Financial Accounting Standards No. 133, as amended and interpreted.

DELOITTE & TOUCHE LLP

Detroit, Michigan
February 4, 2004

UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
LIMITED PARTNERSHIP

COMBINED BALANCE SHEET
(in thousands)

	December 31

	2003	2002
Assets:
Properties (Notes 2, 4 and 7)	$1,250,964	$1,248,335
Accumulated depreciation and amortization	(331,321)	(287,670)

	$919,643	$960,665

Cash and cash equivalents	28,448	37,576
Accounts receivable, less allowance for doubtful
accounts of $4,117 and $1,836 in 2003 and 2002	16,504	16,487
Deferred charges and other assets (Notes 3 and 7)	29,526	31,668

	$994,121	$1,046,396

Liabilities:
Mortgage notes payable (Note 4)	$1,343,052	$1,287,294
Other notes payable (Note 4)	2,772	2,445
Accounts payable to related parties (Note 7)	2,523	2,351
Accounts payable and other liabilities	59,091	89,245

	$1,407,438	$1,381,335

Commitments (Note 6)

Accumulated deficiency in assets:
Accumulated deficiency in assets -TRG	$(228,264)	$(187,584)
Accumulated deficiency in assets-Joint Venture Partners	(181,009)	(142,835)
Accumulated other comprehensive income (loss)-TRG	(3,192)	(3,568)
Accumulated other comprehensive income (loss)-
Joint Venture Partners	(852)	(952)

	$(413,317)	$(334,939)

	$994,121	$1,046,396

See notes to combined financial statements.

UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
LIMITED PARTNERSHIP

COMBINED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31

	2003	2002	2001

Revenues:
Minimum rents	$199,965	$185,189	$149,320
Percentage rents	3,743	3,463	3,189
Expense recoveries	103,866	94,247	73,594
Other	12,414	9,221	12,306

	$319,988	$292,120	$238,409

Operating costs:
Recoverable expenses (Note 7)	$87,903	$81,702	$67,330
Other operating (Note 7)	29,376	30,005	20,116
Interest expense (Note 4)	82,744	77,966	74,895
Depreciation and amortization	53,414	54,927	39,695

	$253,437	$244,600	$202,036

Income before cumulative effect of change
in accounting principle	$66,551	$47,520	$36,373
Cumulative effect of change in accounting principle (Note 5)			(3,304)

Net income	$66,551	$47,520	$33,069

Net income	$66,551	$47,520	$33,069
Other comprehensive income (loss) (Note 5):
Cumulative effect of change in accounting principle			(1,558)
Realized loss on interest rate instruments		(4,757)
Reclassification adjustment for amounts recognized
in net income	476	959	836

Comprehensive income	$67,027	$43,722	$32,347

Allocation of net income:
Attributable to TRG	$35,588	$25,573	$17,533
Attributable to Joint Venture Partners	30,963	21,947	15,536

	$66,551	$47,520	$33,069

See notes to combined financial statements.

UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
LIMITED PARTNERSHIP

COMBINED STATEMENT OF ACCUMULATED DEFICIENCY IN ASSETS
(in thousands)

	TRG	Joint Venture Partners	Total

Balance, January 1, 2001	$(36,570)	$(18,365)	$(54,935)
Non-cash contributions	3,778		3,778
Cash contributions	55,940	18	55,958
Cash distributions	(39,417)	(33,982)	(73,399)
Other comprehensive income:
Cumulative effect of change in accounting
principle (Note 5)	(779)	(779)	(1,558)
Reclassification adjustment for amounts
recognized in net income (Note 5)	418	418	836
Net income	17,533	15,536	33,069

Balance, December 31, 2001	$903	$(37,154)	$(36,251)

Cash contributions	1,581	1,409	2,990
Cash distributions	(108,753)	(60,662)	(169,415)
Transfer/acquisition of additional interests in centers	(107,249)	(68,736)	(175,985)
Other comprehensive income:
Realized loss on interest rate instruments (Note 5)	(3,756)	(1,001)	(4,757)
Reclassification adjustment for amounts
recognized in net income (Note 5)	549	410	959
Net income	25,573	21,947	47,520

Balance, December 31, 2002	$(191,152)	$(143,787)	$(334,939)

Cash contributions	1,322	1,178	2,500
Cash distributions	(77,590)	(70,315)	(147,905)
Other comprehensive income-
Reclassification adjustment for amounts
recognized in net income (Note 5)	376	100	476
Net income	35,588	30,963	66,551

Balance, December 31, 2003	$(231,456)	$(181,861)	$(413,317)

See notes to combined financial statements.

UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
LIMITED PARTNERSHIP

COMBINED STATEMENT OF CASH FLOWS
(in thousands)

	Year Ended December 31

	2003	2002	2001
Cash Flows From Operating Activities:
Income before cumulative effect of change in
accounting principle	$66,551	$47,520	$36,373
Adjustments to reconcile income before cumulative
effect of change in accounting principle
to net cash provided by operating activities:
Depreciation and amortization	53,414	54,927	39,695
Provision for losses on accounts receivable	4,034	3,417	3,803
Gains on sales of land		(877)
Gains (losses) on interest rate instruments		(5,585)	5,914
Other	482	2,267
Increase (decrease) in cash attributable to
changes in assets and liabilities:
Receivables, deferred charges, and other assets	(6,250)	841	(18,193)
Accounts payable and other liabilities	(2,512)	12,328	15,390

Net Cash Provided By Operating Activities	$115,719	$114,838	$82,982

Cash Flows From Investing Activities:
Additions to properties	$(34,852)	$(141,479)	$(258,335)
Proceeds from sales of land		1,190

Net Cash Used In Investing Activities	$(34,852)	$(140,289)	$(258,335)

Cash Flows From Financing Activities:
Debt proceeds	$222,625	$668,499	$208,805
Debt payments	(10,241)	(2,446)	(2,299)
Extinguishment of debt	(156,299)	(462,850)
Debt issuance costs	(675)	(6,991)	(2,841)
Cash contributions from partners	2,500	2,990	55,958
Cash distributions to partners	(147,905)	(169,415)	(73,399)

Net Cash Provided By (Used In) Financing Activities	$(89,995)	$29,787	$186,224

Net Increase (Decrease) in Cash and Cash Equivalents	$(9,128)	$4,336	$10,871

Cash and Cash Equivalents at Beginning of Year	37,576	30,664	19,793

Effect of transferred centers in connection
with Dolphin and Sunvalley transactions (Note 1)		2,576

Cash and Cash Equivalents at End of Year	$28,448	$37,576	$30,664

See notes to combined financial statements.

UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
LIMITED PARTNERSHIP
NOTES TO COMBINED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

Basis of Presentation

        The Taubman Realty Group Limited Partnership (TRG), a consolidated subsidiary of Taubman Centers, Inc., engages in the ownership, management, leasing, acquisition, development and expansion of regional retail shopping centers and interests therein. TRG has engaged the Manager (The Taubman Company LLC, which is approximately 99% beneficially owned by TRG) to provide most property management and leasing services for the shopping centers and to provide corporate, development, and acquisition services. For financial statement reporting purposes, the accounts of shopping centers that are not controlled and that are owned through joint ventures with third parties (Unconsolidated Joint Ventures) have been combined in these financial statements, with the exception of Waterside Shops at Pelican Bay. In December 2003, TRG acquired a 25% interest in Waterside Shops at Pelican Bay, located in Naples, Florida, for $22 million in cash. Generally, net profits and losses of the Unconsolidated Joint Ventures are allocated to TRG and the outside partners (Joint Venture Partners) in accordance with their ownership percentages.

        Dollar amounts presented in tables within the notes to the combined financial statements are stated in thousands.

Investments in Unconsolidated Joint Ventures

        TRG’s interest in each of the Unconsolidated Joint Ventures at December 31, 2003, is as follows:

Unconsolidated Joint Venture	Shopping Center	TRG's % Ownership

Arizona Mills, L.L.C	Arizona Mills	50%
Fairfax Company of Virginia, L.L.C	Fair Oaks	50
Forbes Taubman Orlando, L.L.C	The Mall at Millenia	50
Rich-Taubman Associates	Stamford Town Center	50
Sunvalley Shopping Center, L.L.C	Sunvalley	50
Tampa Westshore Associates Limited Partnership	International Plaza	26
Taubman-Cherry Creek Limited Partnership	Cherry Creek	50
West Farms Mall, L.L.C	Westfarms	79
Woodland Associates	Woodland	50

        As of December 31, 2003, TRG has a preferred investment in International Plaza of $15 million, on which an annual preferential return of 8.25% will accrue. In addition to the preferred return on its investment, TRG is entitled to receive the balance of its preferred investment before any available cash will be utilized for distributions to non-preferred partners.

        In October 2002, TRG acquired Swerdlow Real Estate Group’s (Swerdlow) 50% interest in Dolphin Mall, bringing its ownership in the shopping center to 100%. No cash was exchanged, while $2.3 million in peripheral property was transferred to the former venture partner. The results of Dolphin Mall are included in these statements through the date of the acquisition. At the date of the acquisition, the book values of Dolphin Mall’s assets and liabilities were $358 million and $265 million, including both an asset and a liability for approximately $65.4 million for a special tax assessment obligation.

        Also in October 2002, The Mall at Millenia, a 1.1 million square foot regional center, opened in Orlando, Florida.

        In May 2002, TRG acquired for $28 million in cash a 50% general partnership interest in SunValley Associates, a California general partnership that owns the Sunvalley shopping center located in Concord, California. The center is also subject to a ground lease that expires in 2061. The Manager has managed the property since its development and will continue to do so. Although TRG purchased its interest in Sunvalley from an unrelated third party, the other 50% partner in the property is an entity owned and controlled by Mr. A. Alfred Taubman, TRG’s largest unitholder. The results of Sunvalley are included in these statements beginning at the date of acquisition. At the date of acquisition, the book values of Sunvalley’s assets and liabilities were $41 million and $124 million, respectively.

UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
LIMITED PARTNERSHIP
NOTES TO COMBINED FINANCIAL STATEMENTS--(CONTINUED)

        Also in May 2002, TRG purchased an additional interest in Arizona Mills for approximately $14 million in cash. TRG has a 50% interest in the center as of the purchase date.

Revenue Recognition

        Shopping center space is generally leased to specialty retail tenants under short and intermediate term leases which are accounted for as operating leases. Minimum rents are recognized on the straight-line method. Straightline rent receivables were $7.1 million and $4.8 million as of December 31, 2003 and 2002, respectively. Percentage rent is accrued when lessees’ specified sales targets have been met. Expense recoveries, which include an administrative fee, are recognized as revenue in the period applicable costs are chargeable to tenants. Other revenues, including fees paid by tenants to terminate their leases, are recognized when fees due are determinable, no further actions or services are required to be performed by the Unconsolidated Joint Venture, and collectibility is reasonably assured. A provision for losses on accounts receivable is recorded to reduce them to the amount estimated to be collectible.

Depreciation and Amortization

        Buildings, improvements and equipment are depreciated on straight-line or double-declining balance bases over the estimated useful lives of the assets, which range from 3 to 50 years. Intangible assets are amortized on a straight-line basis over the estimated useful life of the assets. Tenant allowances and deferred leasing costs are amortized on a straight-line basis over the lives of the related leases.

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

Reclassifications

        Certain prior year amounts have been reclassified to conform to 2003 classifications, including certain debt extinguishment costs previously presented as extraordinary items.

Note 2 — Properties

        Properties at December 31, 2003 and 2002, are summarized as follows:

	2003	2002

Land	$60,651	$60,651
Buildings, improvements and equipment	1,190,313	1,187,684

	$1,250,964	$1,248,335

        Depreciation expense for 2003, 2002 and 2001 was $48.4 million, $50.6 million and $36.5 million.

        During 2003, 2002, and 2001, non-cash additions to properties of $14.9 million, $42.5 million, and $54.4 million, respectively, were recorded, representing primarily accrued construction costs of new centers.

Note 3 — Deferred Charges and Other Assets

        Deferred charges and other assets at December 31, 2003 and 2002 are summarized as follows:

	2003	2002

Leasing	$35,141	$34,474
Accumulated amortization	(15,022)	(15,101)

	$20,119	$19,373
Deferred financing, net	6,283	7,956
Other, net	3,124	4,339

	$29,526	$31,668

UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
LIMITED PARTNERSHIP
NOTES TO COMBINED FINANCIAL STATEMENTS--(CONTINUED)

Note 4 — Debt

Mortgage Notes Payable

        Mortgage notes payable at December 31, 2003 and 2002 consists of the following:

Center	2003	2002	Stated Interest Rate	Maturity Date	Balance Due on Maturity
Arizona Mills	$142,268	$143,552	7.90%	10/05/10	$130,419
Cherry Creek	177,000	177,000	7.68%	08/11/06	171,933
Fair Oaks	140,000	140,000	6.60%	04/01/08	140,000
International Plaza	189,105	192,000	4.21%	01/08/08	171,150
The Mall at Millenia		145,032	LIBOR + 1.55%	11/01/03	145,032
The Mall at Millenia	210,000		5.46%	04/09/13	195,255
Stamford Town Center	76,000	76,000	LIBOR + 0.80%	08/13/04	76,000
Sunvalley	133,474	135,000	5.67%	11/01/12	114,056
Westfarms	206,664	209,072	6.10%	07/11/12	179,028
Woodland (Note 8)	66,000	66,000	8.20%	05/15/04	66,000
Other	2,541	3,638	Various	Various

	$1,343,052	$1,287,294

        Mortgage debt is collateralized by properties with a net book value of $0.9 billion and $1.0 billion as of December 31, 2003 and 2002.

        Scheduled principal payments on mortgage debt are as follows as of December 31, 2003:

2004	$152,691
2005	12,627
2006	184,160
2007	11,086
2008	324,195
Thereafter	658,293

Total	$1,343,052

Other Notes Payable

        Other notes payable at December 31, 2003 and 2002 consists of the following:

	2003	2002
Notes payable to banks, line of credit,
interest at prime (4.00% at December 31, 2003),
maximum borrowings available up to $5.5 million
to fund tenant loans, allowances and buyouts
and working capital, due various dates through 2008	$2,332	$2,238

Note payable to bank
interest at LIBOR + 1.45% (2.60% at December 31, 2003),
maximum borrowings available up to $1.0 million, interest
only paid monthly through June 2004	440

Note payable to bank
interest at prime (4.25% at December 31, 2002),
interest and principal paid monthly through June 2003		207

	$2,772	$2,445

Interest Expense

        Interest paid on mortgages and other notes payable in 2003, 2002 and 2001, net of amounts capitalized of zero, $3.4 million, and $14.7 million, approximated $78.1 million, $65.9 million, and $61.0 million, respectively.

UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
LIMITED PARTNERSHIP
NOTES TO COMBINED FINANCIAL STATEMENTS--(CONTINUED)

Fair Value of Debt Instruments

        The estimated fair values of financial instruments at December 31, 2003 and 2002 are as follows:

	December 31

	2003		2002

	Carrying Value	Fair Value	Carrying Value	Fair Value

Mortgage notes payable	$1,343,052	$1,399,787	$1,287,294	$1,368,439
Other notes payable	2,772	2,772	2,445	2,445
Interest rate instruments -
In a receivable position			5	5

Note 5 — Derivatives

        Effective January 1, 2001, the Unconsolidated Joint Ventures adopted SFAS 133 and its related amendments and interpretations, which establish accounting and reporting standards for derivative instruments. The Unconsolidated Joint Ventures use derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. Cap, swap, and treasury lock agreements are routinely used to meet these objectives. All of the Unconsolidated Joint Ventures’ derivatives are designated as cash flow hedges.

        The initial adoption of SFAS 133 on January 1, 2001 resulted in a reduction to income of approximately $3.3 million as the cumulative effect of a change in accounting principle and a reduction to accumulated OCI of $1.6 million. These amounts represent the transition adjustments necessary to mark interest rate agreements to fair value as of January 1, 2001. In addition to the transition adjustments in first quarter 2001, the following table contains the effect that derivative instruments had on net income during each of the years in the three year period ended December 31, 2003.

	2003	2002	2001

Change in fair value of swap agreement not designated as a hedge		$(6,668)	$4,861
Payments under swap agreements		6,575	4,100
Hedge ineffectiveness related to changes in time value of interest	$5	92
rate agreements			217
Adjustment of accumulated other comprehensive income for
amounts recognized in net income	476	959	836

Increase to interest expense	$481	$958	$10,014

        As of December 31, 2003, $4.0 million of derivative losses are included in Accumulated OCI. This amount consists of a realized loss recognized upon the refinancing of Westfarms in 2002. This amount is being recognized as a reduction to income over the ten-year term of the new debt. Approximately $0.5 million is expected to be reclassified from OCI in 2004.

Note 6 — Leases and Other Commitments

        Shopping center space is leased to tenants and certain anchors pursuant to lease agreements. Tenant leases typically provide for guaranteed minimum rent, percentage rent, and other charges to cover certain operating costs. Future minimum rent under operating leases in effect at December 31, 2003 for operating centers, assuming no new or renegotiated leases or option extensions on anchor agreements, is summarized as follows:

2004	$186,443
2005	176,915
2006	167,249
2007	155,392
2008	136,410
Thereafter	454,655

UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
LIMITED PARTNERSHIP
NOTES TO COMBINED FINANCIAL STATEMENTS--(CONTINUED)

        Certain of the Unconsolidated Joint Ventures, as lessees, have ground leases expiring in 2061 through 2083. Annual payments under the ground leases were $2.5 million in 2003, $2.3 million in 2002, and $2.2 million in 2001. Additional rental payments based on criteria such as leaseable area or gross rents collected from sub-tenants were $1.8 million in 2003, $1.2 million in 2002, and $49 thousand in 2001.The following is a schedule of future minimum rental payments required under these leases:

2004	$2,480
2005	2,480
2006	2,480
2007	2,551
2008	2,828
Thereafter	657,375

        One of the Unconsolidated Joint Ventures entered into an agreement to sublease a portion of land under a ground lease, for the development and operation of a hotel. The sublease expires in 2080 and provides for annual minimum rent of $0.2 million in 2006, 2007, and 2008, increasing to $0.4 million by lease year sixteen. As of December 31, 2003, minimum rentals to be received over the term of the sublease totaled $28.4 million. Percentage rent based on the hotel’s gross revenues as defined in the sublease agreement will also be required beginning in the third lease year. In addition, an initial payment of $2.25 million was received at commencement of the sublease and is being recognized as income on a straightline basis over the sublease term.

Note 7 — Transactions with Affiliates

        Charges from the Manager under various agreements were as follows for the years ended December 31:

	2003	2002	2001

Management and leasing services	$19,076	$21,783	$16,770
Security and maintenance services	4,608	7,952	6,442
Development services	529	917	6,458

	$24,213	$30,652	$29,670

        Certain entities related to TRG or its joint venture partners provided management, leasing and development services to Arizona Mills, L.L.C. and Forbes Taubman Orlando L.L.C. Charges from these entities were $5.5 million, $8.4 million, and $5.6 million in 2003, 2002, and 2001, respectively.

Note 8 – Subsequent Event

        The $66 million loan on Woodland was repaid in February 2004.

Schedule II

UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
LIMITED PARTNERSHIP
Valuation and Qualifying Accounts
For the years ended December 31, 2003, 2002, and 2001
(in thousands)

		Additions

	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write-offs	Transfers, net		Balance at end of year
Year ended December 31, 2003
Allowance for doubtful receivables	$1,836	4,034		(1,753)			$4,117

Year ended December 31, 2002 (1)
Allowance for doubtful receivables	$3,356	3,417		(1,858)	(3,079	) (2)	$1,836

Year ended December 31, 2001:
Allowance for doubtful receivables	$1,628	3,803		(1,850)	(225)		$3,356

(1)	The accounts for Sunvalley are included in these combined financial statements subsequent to the May 2002 acquisition date.
(2)	Subsequent to the October 2002 acquisition date, the accounts of Dolphin Mall are no longer included in these combined financial statements.

Schedule III

UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2003
(in thousands)

	Initial Cost to Company			Gross Amount at Which Carried at Close of Period

	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	BI&E	Total		Accumulated Depreciation (A/D)	Total Cost Net of A/D	Encumbrances		Date of Completion of Construction or Acquisition	Depreciable Life
Shopping Centers: Arizona Mills, Tempe, AZ Cherry Creek, Denver, CO Fair Oaks, Fairfax, VA International Plaza, Tampa, FL The Mall at Millenia, Orlando, FL Stamford Town Center, Stamford, CT Sunvalley, Concord, CA Westfarms, Farmington, CT Woodland, Grand Rapids, MI Other: Peripheral land TOTAL	$ 22,017 55 7,667 18,516 1,977 354 5,287 2,367 1,547 $59,787	$ 163,618 99,337 36,043 254,456 184,695 42,631 65,714 38,638 19,078 $904,210	$10,646 62,312 50,484 1,394 23,607 5,225 107,361 25,938 $286,967	$22,017 55 7,667 18,516 1,977 354 5,287 3,231 1,547 $60,651	$174,264 161,649 86,527 255,850 184,695 66,238 70,939 145,999 44,152 $1,190,313	$196,281 161,704 94,194 255,850 203,211 68,215 71,293 151,286 47,383 1,547 $1,250,964	(3)	$41,822 62,361 38,117 24,752 11,111 34,929 40,379 53,557 24,293 $331,321	$154,459 99,343 56,077 231,098 192,100 33,286 30,914 97,729 23,090 1,547 $919,643	$142,268 177,000 140,000 189,105 212,323 76,000 133,692 206,664 66,000 $1,343,052	(1) (2)	1997 1990 1980 2001 2002 1982 1967 1974 1968	50 Years 40 Years 55 Years 50 Years 50 Years 40 Years 40 Years 34 Years 33 Years

The changes in total real estate assets for the years ended December 31, 2003, 2002, and 2001 are as follows:

	2003	2002		2001

Balance, beginning of year	$1,248,335	$1,367,082		$1,073,818
Improvements	7,382	125,953		299,541
Acquisitions		66,068	(4)
Disposals	(4,753)	(7,134)		(6,277)
Transfers Out		(303,634	) (5)

Balance, end of year	$1,250,964	$1,248,335		$1,367,082

The changes in accumulated depreciation and amortization for the years ended December 31, 2003, 2002, and 2001 are as follows:

	2003		2002		2001

Balance, beginning of year	$(287,670)		$(220,201)		$(189,644)
Depreciation for year	(48,404)		(50,621)		(36,515)
Acquisitions			(37,340	) (4)
Disposals	4,753		4,661		5,958
Transfers Out			(15,831	) (5)

Balance, end of year	$(331,321	) (6)	$(287,670)		$(220,201)

(1)	Includes a term loan of $2,323, secured by certain equipment.
(2)	Includes assessment bonds of $218.
(3)	The unaudited aggregate cost for federal income tax purposes as of December 31, 2003 was $1.137 billion.
(4)	Includes costs relating to the 50% purchase in Sunvalley, which became an Unconsolidated Joint Venture in 2002.
(5)	Subsequent to TRG’s October 18, 2002 purchase of the Joint Venture Partner’s interest, the accounts of Dolphin are no longer included in these combined financial statements.
(6)	Excludes costs relating to a 25% ownership interest in Waterside Shops at Pelican Bay, which was acquired in December 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 9, 2004	TAUBMAN CENTERS, INC. By: /s/ Robert S. Taubman Robert S. Taubman Chairman of the Board, President, and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert S. Taubman	Chairman of the Board, President,	March 9, 2004
Robert S. Taubman	Chief Executive Officer, and Director

/s/ Lisa A. Payne	Executive Vice President,	March 9, 2004
Lisa A. Payne	Chief Financial and Administrative Officer, and Director

/s/ William S. Taubman	Executive Vice President,	March 9, 2004
William S. Taubman	and Director

/s/ Esther R. Blum	Senior Vice President, Controller and	March 9, 2004
Esther R. Blum	Chief Accounting Officer

*	Director	March 9, 2004
Graham Allison

*	Director	March 9, 2004
Allan J. Bloostein

*	Director	March 9, 2004
Jerome A. Chazen

*	Director	March 9, 2004
S. Parker Gilbert

*	Director	March 9, 2004
Peter Karmanos, Jr.

*	Director	March 9, 2004
Myron E. Ullman, III

*By: /s/ Lisa A. Payne Lisa A. Payne, as Attorney-in-Fact

EXHIBIT INDEX

          Exhibit
          Number

2(a)	--	Purchase and Sale Agreement, dated as of October 25, 2002, by and between SREG Dolphin Mall, Inc., a Delaware Corporation, and Taubman-Dolphin, Inc, a Delaware corporation.

2(b)	--	Redemption Agreement, dated as of October 25, 2002, by and between SREG/DMA LLC, a Delaware limited liability company, and Dolphin Mall Associates Limited Partnership, a Delaware limited partnership.

3(a)	--	Restated By-Laws of Taubman Centers, Inc., (incorporated herein by reference to Exhibit (a) (4) filed with the Registrant's Schedule 14D-9/A (Amendment No. 3) filed December 20, 2002).

3(b)	--	Composite copy of Restated Articles of Incorporation of Taubman Centers, Inc., including all amendments to date (incorporated herein by reference to Exhibit 3 filed with the Registrants Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 ("2000 Second Quarter Form 10-Q")).

4(a)	--	Indenture dated as of July 22, 1994 among Beverly Finance Corp., La Cienega Associates, the Borrower, and Morgan Guaranty Trust Company of New York, as Trustee (incorporated herein by reference to Exhibit 4(h) filed with the 1994 Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 ("1994 Second Quarter Form 10-Q")).

4(b)	--	Deed of Trust, with assignment of Rents, Security Agreement and Fixture Filing, dated as of July 22, 1994, from La Cienega Associates, Grantor, to Commonwealth Land Title Company, Trustee, for the benefit of Morgan Guaranty Trust Company of New York, as Trustee, Beneficiary (incorporated herein by reference to Exhibit 4(i) filed with the 1994 Second Quarter Form 10-Q).

4(c)	--	Loan Agreement dated as of March 29, 1999 among Taubman Auburn Hills Associates Limited Partnership, as Borrower, Fleet National Bank, as a Bank, PNC Bank, National Association, as a Bank, the other Banks signatory hereto, each as a Bank, and PNC Bank, National Association, as Administrative Agent (incorporated herein by reference to exhibit 4(a) filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 ("1999 Second Quarter Form 10-Q")).

4(d)	--	Mortgage, Assignment of Leases and Rents and Security Agreement from Taubman Auburn Hills Associates Limited Partnership, a Delaware limited partnership ("Mortgagor") to PNC Bank, National Association, as Administrative Agent for the Banks, dated as of March 29, 1999 (incorporated herein by reference to Exhibit 4(b) filed with the 1999 Second Quarter Form 10-Q).

4(e)	--	Mortgage, Security Agreement and Fixture Filing by Short Hills Associates, as Mortgagor, to Metropolitan Life Insurance Company, as Mortgagee, dated April 15, 1999 (incorporated herein by reference to Exhibit 4(d) filed with the 1999 Second Quarter Form 10-Q).

4(f)	--	Assignment of Leases, Short Hills, Associates (Assignor) and Metropolitan Life Insurance Company (Assignee) dated as of April 15, 1999 (incorporated herein by reference to Exhibit 4(e) filed with the 1999 Second Quarter Form 10-Q).

4(g)	--	Secured Revolving Credit Agreement dated as of November 1, 2001 among the Taubman Realty Group Limited Partnership, as Borrower, The Lenders Signatory thereto, each as a bank and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 4(g) filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 ("2001 Form 10-K")).

4(h)	--	Building Loan Agreement dated as of June 21, 2000 among Willow Bend Associates Limited Partnership, as Borrower, PNC Bank, National Association, as Lender, Co-Lead Agent and Lead Bookrunner, Fleet National Bank, as Lender, Co-Lead Agent, Joint Bookrunner and Syndication Agent, Commerzbank AG, New York Branch, as Lender, Managing Agent and Co-Documentation Agent, Bayerische Hypo-Und Vereinsbank AG, New York Branch, as Lender, Managing Agent and Co-Documentation Agent, and PNC Bank, National Association, as Administrative Agent. (incorporated herein by reference to Exhibit 4 (a) filed with the 2000 Second Quarter Form 10-Q).

4(i)	--	Building Loan Deed of Trust, Assignment of Leases and Rents and Security Agreement ("this Deed") from Willow Bend Associates Limited Partnership, a Delaware limited partnership ("Grantor"), to David M. Parnell ("Trustee"), for the benefit of PNC Bank, National Association, as Administrative Agent for Lenders (as hereinafter defined) (together with its successors in such capacity, "Beneficiary"). (incorporated herein by reference to Exhibit 4 (b) filed with the 2000 Second Quarter Form 10-Q).

*10(a)	--	The Taubman Realty Group Limited Partnership 1992 Incentive Option Plan, as Amended and Restated Effective as of September 30, 1997 (incorporated herein by reference to Exhibit 10(b) filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

*10(b)	--	First Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated Effective as of September 30, 1997, effective January 1, 2002 (incorporated herein by reference to Exhibit 10(b) filed with the 2001 Form 10-K).

10(c)	--	Registration Rights Agreement among Taubman Centers, Inc., General Motors Hourly-Rate Employees Pension Trust, General Motors Retirement Program for Salaried Employees Trust, and State Street Bank & Trust Company, as trustee of the AT&T Master Pension Trust (incorporated herein by reference to Exhibit 10(e) filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 ("1992 Form 10-K")).

10(d)	--	Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager (incorporated herein by reference to Exhibit 10(f) filed with the 1992 Form 10-K).

10(e)	--	Amended and Restated Cash Tender Agreement among Taubman Centers, Inc., a Michigan Corporation (the "Company"), The Taubman Realty Group Limited Partnership, a Delaware Limited Partnership ("TRG"), and A. Alfred Taubman, A. Alfred Taubman, acting not individually but as Trustee of the A. Alfred Taubman Restated Revocable Trust, as amended and restated in its entirety by Instrument dated January 10, 1989 and subsequently by Instrument dated June 25, 1997, (as the same may hereafter be amended from time to time), and TRA Partners, a Michigan Partnership (incorporated herein by reference to Exhibit 10 (a) filed with the 2000 Second Quarter Form 10-Q).

*10(f)	--	Supplemental Retirement Savings Plan (incorporated herein by reference to Exhibit 10(i) filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

*10(g)	--	Employment agreement between The Taubman Company Limited Partnership and Lisa A. Payne (incorporated herein by reference to Exhibit 10 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

*10(h)	--	Second Amended and Restated Continuing Offer, dated as of May 16, 2000. (incorporated herein by reference to Exhibit 10 (b) filed with the 2000 Second Quarter Form 10-Q).

10(i)	--	Second Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership effective as of September 3, 1999 (incorporated herein by reference to Exhibit 10(a) filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 ("1999 Third Quarter Form 10-Q")).

10(j)	--	Private Placement Purchase Agreement dated as of September 3, 1999 among The Taubman Realty Group Limited Partnership, Taubman Centers, Inc. and Goldman Sachs 1999 Exchange Place Fund, L.P. (incorporated herein by reference to Exhibit 10(b) filed with the Registrant's 1999 Third Quarter Form 10-Q).

10(k)	--	Registration Rights Agreement entered into as of September 3, 1999 by and between Taubman Centers, Inc. and Goldman Sachs 1999 Exchange Place Fund, L.P. (incorporated herein by reference to Exhibit 10(c) filed with the Registrant's 1999 Third Quarter Form 10-Q).

10(l)	--	Private Placement Purchase Agreement dated as of November 24, 1999 among The Taubman Realty Group Limited Partnership, Taubman Centers, Inc. and GS-MSD elect Sponsors, L.P. (incorporated herein by reference to Exhibit 10(l) filed with the Annual Report of Form 10-K for the year ended December 31, 1999 ("1999 Form 10-K")).

10(m)	--	Registration Rights Agreement entered into as of November 24, 1999 by and between Taubman Centers, Inc and GS-MSD Select Sponsors, L.P. (incorporated herein by reference to Exhibit 10(m) filed with the 1999 Form 10-K).

*10(n)	--	Employment agreement between The Taubman Company Limited Partnership and Courtney Lord. (incorporated herein by reference to Exhibit 10(n) filed with the 1999 Form 10-K).

*10(o)	--	The Taubman Company Long-Term Compensation Plan (as amended and restated effective January 1, 2000). (incorporated herein by reference to Exhibit 10 (c) filed with the 2000 Second Quarter Form 10-Q).

10(p)	--	Annex II to Second Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership. (incorporated herein by reference to Exhibit 10(p) filed with the 1999 Form 10-K).

10(q)	--	Amended and Restated Shareholders' Agreement dated as of October 30, 2001 among Taub-Co Managament, Inc., The Taubman Realty Group Limited Partnership, The A. Alfred Taubman Restated Revocable Trust, as amended in its entirety by instrument dated January 10, 1989 and subsequently by instrument dated June 25, 1997, and Taub-Co Holdings LLC (incorporated herein by reference to Exhibit 10(q) filed with the 2001 Form 10-K).

*10(r)	--	The Taubman Realty Group Limited Partnership and The Taubman Company LLC Election and Option Deferral Agreement (incorporated herein by reference to Exhibit 10(r) filed with the 2001 Form 10-K).

10(s)	--	Amended and Restated Agreement of Partnership of Sunvalley Associates, a California general partnership (incorporated herein by reference to Exhibit 10(a) filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as amended ("2002 Second Quarter Form 10-Q/A")).

10(t)	--	First Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership dated September 30, 1998 (incorporated herein by reference to Exhibit 10(b) filed with the 2002 Second Quarter Form 10-Q/A).

10(u)	--	The Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership dated September 30, 1998 (incorporated herein by reference to Exhibit 10 filed with the Registrant's Quarterly Report on Form 10-Q dated September 30, 1998).

10(v)	--	Third Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership, dated May 2, 2003 (incorporated herein by reference to Exhibit 10(a) filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 ("2003 Second Quarter Form 10-Q")).

10(w)	--	Contribution Agreement by and among the Taubman Realty Group Limited Partnership, a Delaware Limited Partnership, and G.K. Las Vegas Limited Partnership, a California Limited Partnership, dated May 2, 2003 (incorporated herein by reference to Exhibit 10(b) filed with the Registrant's 2003 Second Quarter Form 10-Q).

10(x)	--	Fourth Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership, dated December 31, 2003.

12	--	Statement Re: Computation of Taubman Centers, Inc. Ratio of Earnings to Combined Fixed Charges and Preferred Dividends and Distributions.

21	--	Subsidiaries of Taubman Centers, Inc.

23	--	Consent of Deloitte & Touche LLP.

24	--	Powers of Attorney.

31(a)	--	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	--	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	--	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	--	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	--	Debt Maturity Schedule.

*	A management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(c) of Form 10-K.