Form 10-K/A
period 2003-12-31
TAUBMAN CENTERS INC
filed 2004-03-16
CIK 890319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
 Amendment No. 1

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003.

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

As of June 30, 2003, the aggregate market value of the 48,629,092 shares of Common Stock held by non-affiliates of the registrant was $931,733,404, based upon the closing price of $19.16 on the New York Stock Exchange composite tape on such date. (For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the registrant and certain other shareholders; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.) As of March 15, 2004, there were outstanding 50,456,343 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders meeting to be held in 2004 are incorporated by reference into Parts II and III.

Explanatory Note

        This Amendment No. 1 to the Annual Report on Form 10-K of Taubman Centers, Inc. (the “Form 10-K”) for the fiscal year ended December 31, 2003 is being filed solely to correct the cover page of the original Form 10-K filed with the Securities and Exchange Commission on March 9, 2004. The remainder of the Form 10-K is unchanged and is not reproduced in this Amendment No. 1.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) List of documents that are filed as part of this report:

1. Exhibits:

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31(b)	Certificate of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Amendment No. 1 to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2004	TAUBMAN CENTERS, INC.

By: /s/ Robert S. Taubman

Robert S. Taubman
Chairman of the Board, President,
and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number

31(a)	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.