Form 10-Q
period 2004-03-31
TAUBMAN CENTERS INC
filed 2004-05-06
CIK 890319

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2004
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

        As of May 3, 2004, there were outstanding 49,706,243 shares of the Company’s common stock, par value $0.01 per share.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

The following consolidated financial statements of Taubman Centers, Inc. (the Company) are provided pursuant to the requirements of this item.

TAUBMAN CENTERS, INC.

CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	March 31 2004	December 31 2003
Assets:
Properties	$2,531,001	$2,519,922
Accumulated depreciation and amortization	(470,399)	(450,515)

	$2,060,602	$2,069,407
Investment in Unconsolidated Joint Ventures (Note 5)	32,313	6,093
Cash and cash equivalents	18,294	30,403
Accounts and notes receivable, less allowance for doubtful accounts of
$7,634 and $7,403 in 2004 and December 31, 2003	26,729	32,592
Accounts and notes receivable from related parties	1,877	1,679
Deferred charges and other assets	46,839	46,796

	$2,186,654	$2,186,970

Liabilities:
Notes payable (Note 6)	$1,554,748	$1,495,777
Accounts payable and accrued liabilities	201,123	258,938
Dividends and distributions payable	13,623	13,481

	$1,769,494	$1,768,196
Commitments and Contingencies (Notes 8 and 11)

Preferred Equity of TRG (Note 1)	$97,275	$97,275

Partners' Equity of TRG allocable to minority partners (Note 1)

Shareowners' Equity:
Series A Cumulative Redeemable Preferred Stock, $0.01 par value,
8,000,000 shares authorized, $200 million liquidation preference,
8,000,000 shares issued and outstanding at March 31, 2004 and
December 31, 2003	$80	$80
Series B Non-Participating Convertible Preferred Stock, $0.001 par
and liquidation value, 40,000,000 shares authorized, 29,785,634 and 29,819,738 shares issued and outstanding at March 31, 2004 and
December 31, 2003	30	30
Series C Cumulative Redeemable Preferred Stock, $0.01 par
value, 2,000,000 shares authorized, $75 million liquidation preference, none issued
Series D Cumulative Redeemable Preferred Stock, $0.01 par value,
250,000 shares authorized, $25 million liquidation preference, none issued
Common Stock, $0.01 par value, 250,000,000 shares authorized,
50,456,343 and 49,936,786 shares issued and outstanding at March 31,
2004 and December 31, 2003	505	499
Additional paid-in capital	676,371	664,362
Accumulated other comprehensive income (loss)	(16,472)	(12,593)
Dividends in excess of net income	(340,629)	(330,879)

	$319,885	$321,499

	$2,186,654	$2,186,970

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Three Month Ended March 31

	2004	2003
Income:
Minimum rents	$53,637	$50,099
Percentage rents	1,033	1,154
Expense recoveries	31,000	30,762
Revenues from management, leasing, and development services	4,984	4,792
Other	10,678	10,742

	$101,332	$97,549

Operating Expenses:
Recoverable expenses	$27,786	$27,314
Other operating	8,152	9,348
Costs related to unsolicited tender offer, net of recoveries (Note 4)	(1,000)	9,849
Management, leasing, and development services	4,796	4,548
General and administrative	6,458	5,940
Interest expense	22,572	20,989
Depreciation and amortization	22,959	22,316

	$91,723	$100,304

Income (loss) before equity in income of Unconsolidated Joint Ventures,
discontinued operations, and minority and preferred interests	$9,609	$(2,755)
Equity in income of Unconsolidated Joint Ventures (Note 5)	9,593	10,403

Income before discontinued operations and minority and preferred interests	$19,202	$7,648
Discontinued operations - income from operations (Note 1)		240

Income before minority and preferred interests	$19,202	$7,888
Minority interest in consolidated joint ventures	(178)	(152)
Minority interest in TRG:
TRG income allocable to minority partners	(5,619)	(1,207)
Distributions in excess of income allocable to minority partners	(3,224)	(7,260)
TRG Series C and D preferred distributions (Note 1)	(2,250)	(2,250)

Net income (loss)	$7,931	$(2,981)
Series A preferred dividends	(4,150)	(4,150)

Net income (loss) allocable to common shareowners	$3,781	$(7,131)

Net income (loss)	$7,931	$(2,981)
Other comprehensive income (loss):
Change in fair value of available-for-sale securities		(50)
Realized loss on interest rate instruments	(6,054)
Unrealized gain on interest rate instruments	1,860	1,037
Reclassification adjustment for amounts recognized in net income	315	164

Comprehensive income (loss)	$4,052	$(1,830)

Basic earnings per common share (Note 9):
Income (loss) from continuing operations	$0.08	$(0.14)

Net income (loss)	$0.08	$(0.14)

Diluted earnings per common share (Note 9):
Income (loss) from continuing operations	$0.07	$(0.14)

Net income (loss)	$0.07	$(0.14)

Cash dividends declared per common share	$0.27	$0.26

Weighted average number of common shares outstanding	50,196,580	52,229,616

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Three Month Ended March 31

	2004	2003
Cash Flows From Operating Activities:
Income before minority and preferred interests	$19,202	$7,888
Adjustments to reconcile income before minority and preferred interests to net cash provided by operating activities:
Depreciation and amortization of continuing operations	22,959	22,316
Depreciation and amortization of discontinued operations		1,200
Provision for losses on accounts receivable	1,083	1,369
Gains on sales of land	(3,155)	(251)
Other	1,205	1,137
Increase (decrease) in cash attributable to changes in assets and liabilities:
Receivables, deferred charges and other assets	(633)	(1,494)
Accounts payable and other liabilities	(32,461)	(16,342)

Net Cash Provided by Operating Activities	$8,200	$15,823

Cash Flows From Investing Activities:
Additions to properties	$(21,729)	$(49,126)
Proceeds from sales of land	5,445	644
Acquisition of interests in centers (Note 3)	(3,288)	(3,223)
Contributions to Unconsolidated Joint Ventures (Note 6)	(33,000)
Distributions from Unconsolidated Joint Ventures in excess of income	6,922	27,609

Net Cash Used In Investing Activities	$(45,650)	$(24,096)

Cash Flows From Financing Activities:
Debt proceeds	$492,500	$170,997
Debt payments	(433,529)	(146,267)
Debt issuance costs	(2,727)	(603)
Settlement of swap agreement (Note 6)	(6,054)
Issuance of common stock pursuant to Continuing Offer (Note 8)	3,831	1,031
Distributions to minority and preferred interests	(11,093)	(10,717)
Cash dividends to Series A preferred shareowners	(4,150)
Cash dividends to common shareowners	(13,437)	(13,574)

Net Cash Provided By Financing Activities	$25,341	$867

Net Decrease In Cash and Cash Equivalents	$(12,109)	$(7,406)

Cash and Cash Equivalents at Beginning of Period	30,403	32,470

Cash and Cash Equivalents at End of Period	$18,294	$25,064

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Interim Financial Statements

        Taubman Centers, Inc. (the Company or TCO), a real estate investment trust, or REIT, is the managing general partner of The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG). The Operating Partnership is an operating subsidiary that engages in the ownership, management, leasing, acquisition, development, and expansion of regional retail shopping centers and interests therein. The Operating Partnership’s owned portfolio as of March 31, 2004 included 21 urban and suburban shopping centers in nine states. Another center is currently under construction in North Carolina.

        The consolidated financial statements of the Company include all accounts of the Company, TRG, and its consolidated subsidiaries, including The Taubman Company LLC (the Manager); all intercompany transactions have been eliminated. Investments in entities not controlled but over which the Company has significant influence (Unconsolidated Joint Ventures) are accounted for under the equity method. The Company has evaluated its investments in the Unconsolidated Joint Ventures and has concluded that the ventures are not variable interest entities as defined in FIN 46, as revised. Accordingly, the Company continues to account for its interests in these ventures under the guidance in Statement of Position 78-9 (SOP 78-9). The Company’s partners or other owners in these Unconsolidated Joint Ventures have important rights, as contemplated by paragraphs .09 and .10 of SOP 78-9, including approval rights over annual operating budgets, capital spending, financing, admission of new partners/members, or sale of the properties and the Company has concluded that the equity method of accounting is appropriate for these interests. Specifically, the Company’s 79% investment in Westfarms is through a general partnership in which the other general partners have approval rights over annual operating budgets, capital spending, refinancing, or sale of the property. Under the equity method of accounting, the investments in Joint Ventures are initially recorded at cost, and subsequently increased for additional contributions and allocations of income and reduced for distributions received.

        At March 31, 2004, the Operating Partnership’s equity included three classes of preferred equity (Series A, C, and D) and the net equity of the partnership unitholders. Net income and distributions of the Operating Partnership are allocable first to the preferred equity interests, and the remaining amounts to the general and limited partners in the Operating Partnership in accordance with their percentage ownership. The Series A Preferred Equity is owned by the Company and is eliminated in consolidation. The Series C and Series D Preferred Equity are owned by institutional investors and have a fixed 9% coupon rate, no stated maturity, sinking fund, or mandatory redemption requirements. The Company, beginning in September 2004 and November 2004, can redeem the Series C and Series D Preferred Equity, respectively.

        Because the net equity of the Operating Partnership unitholders is less than zero, the interest of the noncontrolling unitholders is presented as a zero balance in the consolidated balance sheet as of March 31, 2004 and December 31, 2003. The income allocated to the noncontrolling unitholders is equal to their share of distributions. The net equity of the Operating Partnership is less than zero because of accumulated distributions in excess of net income and not as a result of operating losses. Distributions to partners are usually greater than net income because net income includes non-cash charges for depreciation and amortization.

        The Company’s ownership in the Operating Partnership at March 31, 2004 consisted of a 61% managing general partnership interest, as well as the Series A Preferred Equity interest. The Company’s average ownership percentage in the Operating Partnership for the three months ended March 31, 2004 and 2003 was 61% and 62%, respectively. At March 31, 2004, the Operating Partnership had 82,428,622 units of partnership interest outstanding, of which the Company owned 50,456,343. Included in the total units outstanding are 43,514 units issued in connection with the 1999 acquisition of Lord Associates that currently do not receive allocations of income or distributions, and 2,083,333 non-voting units issued in May 2003.

        Biltmore Fashion Park was sold in December 2003. The Company has separately presented the results of Biltmore Fashion Park as discontinued operations through the date of the sale.

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

        The unaudited interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. The results of interim periods are not necessarily indicative of the results for a full year.

        Dollar amounts presented in tables within the notes to the financial statements are stated in thousands, except share data or as otherwise noted.

        Certain prior year amounts have been reclassified to conform to 2004 classifications.

Note 2 – Income Taxes

        The Company’s Taxable REIT Subsidiaries are subject to corporate level income taxes, which are provided for in the Company’s financial statements. The Company’s deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. The Company’s temporary differences primarily relate to deferred compensation and depreciation. During the three months ended March 31, 2004, the Company’s federal income tax expense was zero as a result of a net operating loss incurred from its Taxable REIT Subsidiaries. As of March 31, 2004, the Company had a net deferred tax asset of $3.4 million, after a valuation allowance of $10.2 million.

Note 3 – Acquisitions

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

Note 4 – Unsolicited Tender Offer

        During the three months ended March 31, 2004, the Company received $1.0 million in insurance recoveries relating to the unsolicited tender offer and related litigation, which were withdrawn and ended in October 2003. Costs incurred in connection with the unsolicited tender offer were $9.8 million during the three months ended March 31, 2003. Substantially all costs have been paid and no additional insurance recoveries are expected.

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Note 5 — Investments in Unconsolidated Joint Ventures

        The Company has investments in joint ventures that own shopping centers. The Operating Partnership is the managing general partner or managing member of these Unconsolidated Joint Ventures, except for the ventures that own Arizona Mills, The Mall at Millenia, and Waterside Shops at Pelican Bay.

Shopping Center	Ownership as of March 31, 2004

Arizona Mills	50%
Fair Oaks	50
The Mall at Millenia	50
Stamford Town Center	50
Sunvalley	50
International Plaza	26
Cherry Creek	50
Waterside Shops at Pelican Bay	25
Westfarms	79
Woodland	50

        As of March 31, 2004, the Operating Partnership has a preferred investment in International Plaza of $15 million, on which an annual preferential return of 8.25% will accrue. In addition to the preferred return on its investment, the Operating Partnership is entitled to receive the balance of its preferred investment before any available cash will be utilized for distributions to non-preferred partners.

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

        Combined balance sheet and results of operations information is presented in the following table for all Unconsolidated Joint Ventures, followed by the Operating Partnership’s beneficial interest in the combined information. The combined information of the Unconsolidated Joint Ventures as of December 31, 2003 excludes the balances of Waterside Shops at Pelican Bay. A 25% interest in this center was acquired in December 2003. TRG’s basis adjustments as of March 31, 2004 include $68 million, $8 million, and $8 million related to the acquisitions of interests in Sunvalley, Arizona Mills, and Waterside, respectively, representing the differences between the acquisition prices and the book values of the ownership interests acquired. These amounts are being depreciated over the remaining useful lives of the underlying assets. Beneficial interest is calculated based on the Operating Partnership’s ownership interest in each of the Unconsolidated Joint Ventures.

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	March 31 2004	December 31 2003
Assets:
Properties	$1,325,520	$1,250,964
Accumulated depreciation and amortization	(364,322)	(331,321)

	$961,198	$919,643
Cash and cash equivalents	15,480	28,448
Accounts and notes receivable	21,339	16,504
Deferred charges and other assets	29,238	29,526

	$1,027,255	$994,121

Liabilities and accumulated deficiency in assets:
Notes payable	$1,276,955	$1,345,824
Accounts payable and other liabilities	53,739	61,614
TRG's accumulated deficiency in assets	(190,458)	(231,456)
Unconsolidated Joint Venture Partners' accumulated
deficiency in assets	(112,981)	(181,861)

	$1,027,255	$994,121

TRG's accumulated deficiency in assets (above)	$(190,458)	$(231,456)
TRG's investment in Waterside Shops at Pelican Bay		22,129
TRG basis adjustments, including elimination of
intercompany profit	104,324	96,213
TCO's additional basis	118,447	119,207

Investment in Unconsolidated Joint Ventures	$32,313	$6,093

	Three Months Ended March 31

	2004	2003
Revenues	$80,032	$79,381

Recoverable and other operating expenses	$28,245	$27,090
Interest expense	20,181	19,720
Depreciation and amortization	12,893	13,185

Total operating costs	$61,319	$59,995

Net income	$18,713	$19,386

Net income allocable to TRG	$9,669	$10,297
Realized intercompany profit and depreciation of TRG's
additional basis	684	866
Depreciation of TCO's additional basis	(760)	(760)

Equity in income of Unconsolidated Joint Ventures	$9,593	$10,403

Beneficial interest in Unconsolidated Joint Ventures' operations:
Revenues less recoverable and other operating expenses	$27,866	$29,308
Interest expense	(10,574)	(10,340)
Depreciation and amortization	(7,699)	(8,565)

Equity in income of Unconsolidated Joint Ventures	$9,593	$10,403

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 6 – Beneficial Interest in Debt and Interest Expense

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

        Also in February 2004, the $66 million loan on Woodland was repaid by the joint venture partners. The Operating Partnership used borrowings under a line of credit for its 50% share of the repayment.

        In January 2004, the Company completed a $347.5 million refinancing on Beverly Center. The 10-year mortgage loan carries an all-in interest rate of 5.5%. Proceeds were used to pay off the $146 million 8.36% mortgage, $20 million of the Wellington construction loan, all of the outstanding balances on the lines of credit, and transaction fees. At the time of the refinancing, the forward-starting swaps hedging the planned Beverly refinancing were cash settled for $6.0 million. This realized loss is included in Accumulated OCI and is being recognized as interest expense over the ten-year term of the debt.

        Payments of principal and interest on the loans in the following table are guaranteed by the Operating Partnership as of March 31, 2004, including those of certain Unconsolidated Joint Ventures. The Stony Point Fashion Park loan agreement provides for a reduction of the amounts guaranteed as certain center performance and valuation criteria are met.

Center	Loan balance as of 3/31/04	TRG's beneficial interest in loan balance as of 3/31/04	Amount of loan balance guaranteed by TRG as of 3/31/04	% of loan balance guaranteed by TRG	% of interest guaranteed by TRG
	(in millions of dollars)
Dolphin Mall	145.0	145.0	145.0	100%	100%
Stony Point Fashion Park	74.8	74.8	15.0	20	20
The Mall at Millenia	2.4	1.2	1.2	50	50
The Mall at Wellington Green (1)	130.6	117.5	130.6	100	100
The Shops at Willow Bend	148.6	148.6	148.6	100	100
The Shops at Willow Bend - land loan	11.4	11.4	11.4	100	100

(1)	The Mall at Wellington Green loan was refinanced in April 2004 with a $140 million recourse loan (Note 11). TRG’s guaranty on the new loan is 100% of principal and interest.

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

        The Operating Partnership’s beneficial interest in the debt, capital lease obligations, capitalized interest, and interest expense of its consolidated subsidiaries and its Unconsolidated Joint Ventures is summarized in the following table. The Operating Partnership’s beneficial interest in consolidated subsidiaries excludes debt and interest relating to the minority interests in MacArthur Center (5% as of July 2003), The Mall at Wellington Green, and prior to March 2003, Great Lakes Crossing. Also excluded from this table is Biltmore Fashion Park, which is classified as discontinued operations through the date of its sale.

	At 100%		At Beneficial Interest

	Consolidated Subsidiaries	Unconsolidated Joint Ventures	Consolidated Subsidiaries	Unconsolidated Joint Ventures

Debt as of:
March 31, 2004	$1,554,748	$1,276,955	$1,534,672	$653,971
December 31, 2003	1,495,777	1,345,824	1,473,680	688,406

Capital lease obligations
March 31, 2004	$8,646	$158	$8,646	$79
December 31, 2003	8,038	168	8,038	84

Capitalized Interest:
Three months ended March 31, 2004	$1,100		$1,100
Three months ended March 31, 2003	2,251		2,205

Interest Expense:
Three months ended March 31, 2004	$22,572	$20,181	$22,308	$10,574
Three months ended March 31, 2003	20,989	19,720	19,815	10,340

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

        There were options for 312,012 units exercised during the three months ended March 31, 2004 at an average exercise price of $12.28 per unit. During the three months ended March 31, 2003, options for 80,985 units were exercised at a weighted average price of $12.73 per unit. There were no options granted during the three months ended March 31, 2004 and 2003. As of March 31, 2004, there were options for 1.1 million units outstanding with a weighted average exercise price of $12.11 per unit, all of which were vested.

        Currently, options for 3.3 million Operating Partnership units may be issued under the plan, including options outstanding for 1.1 million units. When the holder of an option elects to pay the exercise price by surrendering mature partnership units, only those units issued to the holder in excess of the number of units surrendered are counted for purposes of determining the remaining number of units available for future grants under the plan.

        In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123". This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has determined that it will apply the prospective method of implementing SFAS No. 148, and apply its expense recognition provisions to all employee awards granted, modified, or settled after January 1, 2003. During the three months ended March 31, 2004 and 2003, there would have been no additional compensation expense if the Company applied the fair value method of SFAS No. 148 to its existing options, as all were vested.

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

        Based on a market value at March 31, 2004 of $25.17 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $627 million. The purchase of these interests at March 31, 2004 would have resulted in the Company owning an additional 30% interest in the Operating Partnership.

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

        Refer to Note 6 for the Operating Partnership’s guarantees of certain notes payable.

Note 9 — Earnings Per Share

        Basic earnings per common share are calculated by dividing earnings available to common shareowners by the average number of common shares outstanding during each period. For diluted earnings per common share, the Company’s ownership interest in the Operating Partnership (and therefore earnings) is adjusted assuming the exercise of all options for units of partnership interest under the Operating Partnership’s incentive option plan having exercise prices less than the average market value of the units using the treasury stock method. There were no options excluded from the computation of diluted earnings per share for the three months ended March 31, 2004 and 2003.

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	Three Months Ended March 31

	2004	2003
Income (loss) from continuing operations allocable to
common shareowners (Numerator):
Net income (loss) allocable to common shareowners	$3,781	$(7,131)
Common shareowners' share of discontinued operations		(134)

Basic income (loss) from continuing operations	$3,781	$(7,265)
Effect of dilutive options	(162)	(34)

Diluted income (loss) from continuing operations	$3,619	$(7,299)

Shares (Denominator) - basic and diluted	50,196,580	52,229,616

Income (loss) from continuing operations per
common share - basic	$0.08	$(0.14)

Income (loss) from continuing operations per
common share - diluted	$0.07	$(0.14)

Income from discontinued operations per
common share - basic and diluted		$0.00

Note 10 – Cash Flow Disclosures and Noncash Investing and Financing Activities

        Interest paid on mortgage notes and other loans of the Company’s continuing operations during the three months ended March 31, 2004 and 2003, net of amounts capitalized of $1.1 million and $2.3 million, was $20.2 million and $19.1 million, respectively. Interest paid on mortgage notes and other loans of discontinued operations during the three months ended March 31, 2003, was $1.5 million.

        During the three months ended March 31, 2004, Operating Partnership units valued at $7.6 million were issued in connection with the Company’s acquisition of the outside interest in Beverly Center (Note 3).

Note 11 – Subsequent Events

         Subsequent to March 31, 2004, the Company repurchased, and the Operating Partnership redeemed, 0.8 million shares of its common stock and units under an existing buyback program for $15.4 million. The remaining amount authorized under the program is $34.8 million.

        In April 2004, the Company completed a $140 million three year refinancing of the $130.6 million outstanding balance of the existing construction loan on The Mall at Wellington Green. The loan bears interest at a rate of LIBOR plus 1.5%. The payment of principal and interest is guaranteed 100% by the Operating Partnership. If a certain valuation criteria is not met in April 2006, a partial prepayment of debt will be required. The Company used its $8.6 million share of excess proceeds to pay down lines of credit.

        In April 2004, the Company announced that it had been informed by GMPT of its intention to pursue a recapitalization of its wholly-owned mall portfolio, which the Company currently manages. This initiative may include the sale of partial or full interests in one or more of eight of GMPT’s nine wholly-owned malls. The third-party management contracts continue to be in effect and the Company is actively managing and leasing the properties. If at some future date, GMPT cancels any of these contracts, 90 days notice is required. The Company allocates to these contracts $3 million to $5 million of annual overhead costs that would not be eliminated if all of the GMPT contracts were to be cancelled.

        In May 2004, the Company obtained a commitment for a $65 million recourse financing on Oyster Bay, which will provide funding for the land acquisition and other predevelopment costs up to construction of the mall.

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

General Background and Performance Measurement

        Taubman Centers, Inc. (“we”, “us”, “our” or “TCO”) owns a managing general partner’s interest in The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG), through which we conduct all of our operations. The Operating Partnership owns, develops, acquires, and operates regional shopping centers nationally. The Consolidated Businesses consist of shopping centers that are controlled by ownership or contractual agreement, development projects for future regional shopping centers, and The Taubman Company LLC (the Manager). Shopping centers owned through joint ventures that are not controlled but over which we have significant influence (Unconsolidated Joint Ventures) are accounted for under the equity method.

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

        There are a number of items that affect the comparability of information used in measuring performance. During 2003, we opened Stony Point Fashion Park, acquired an interest in Waterside Shops at Pelican Bay, and sold our interest in Biltmore Fashion Park. Additional “comparable center” statistics that exclude Biltmore, Stony Point, and Waterside are provided to present the performance of comparable centers in our continuing operations.

Current Operating Trends and Other Recent Events

        The improvement in our sales statistics over the last nine months of 2003 continued through the first quarter of 2004, with sales per square foot increasing 12.7% over the first quarter of 2003, the largest quarterly increase in over a decade. Sales directly impact the amount of percentage rents certain tenants and anchors pay. The effects of increases or declines in sales on our operations are moderated by the relatively minor share of total rents (approximately two percent) percentage rents represent. However, a sustained trend in sales does impact, either negatively or positively, our ability to lease vacancies and negotiate rents at advantageous rates.

        In 2004, we experienced a decrease in occupancy from 2003 primarily due to unscheduled closings. We continue to anticipate occupancy variances will turn positive in the third quarter, and we will end the year ahead of 2002‘s ending occupancy of 87%. Refer to “Seasonality” for occupancy and leased space statistics. Increased income from temporary in-line tenants and specialty leasing, which have become an integral part of our business, partially offsets the impact of lower occupancy in the portfolio. Temporary tenants, defined as those with lease terms less than 12 months, are not included in occupancy or leased space statistics. As of March 31, 2004, approximately 2.1% of space was occupied by temporary tenants. Including temporary tenants, occupancy increased slightly over the prior year. Lease cancellation income can also moderate the effect of lower occupancy. During the first quarter of 2004, we recognized our approximately $3.5 million and $0.1 million share of the Consolidated Businesses’ and Unconsolidated Joint Ventures’ lease cancellation revenue. We continue to expect approximately $5 million in lease cancellation income in 2004.

        As leases have expired in the shopping centers, we have generally been able to rent the available space, either to the existing tenant or a new tenant, at rental rates that are higher than those of the expired leases. In periods of increasing sales, such as those we are currently experiencing, rents on new leases will tend to rise as tenants’ expectations of future growth become more optimistic. In periods of slower growth or declining sales, rents on new leases will grow more slowly or may decline for the opposite reason. However, center revenues nevertheless increase as older leases roll over or are terminated early and replaced with new leases negotiated at current rental rates that are usually higher than the average rates for existing leases. Rent per square foot information during the first quarter for our consolidated businesses and unconsolidated joint ventures follows:

	Three Months Ended March 31

	2004	2003

Average rent per square foot:
Consolidated Businesses	$40.96	$40.04
Unconsolidated Joint Ventures	42.88	42.84
Opening base rent per square foot:
Consolidated Businesses	$50.09	$35.75
Unconsolidated Joint Ventures	51.22	44.03
Square feet of GLA opened	176,570	247,565
Closing base rent per square foot:
Consolidated Businesses	$46.71	$43.39
Unconsolidated Joint Ventures	46.20	44.82
Square feet of GLA closed	329,968	413,908
Releasing spread per square foot:
Consolidated Businesses	$3.38	$(7.64)
Unconsolidated Joint Ventures	5.02	(0.79)

        The spread between rents on openings and closings may not be indicative of future periods, as this statistic is not computed on comparable tenant spaces, and can vary significantly from quarter to quarter depending on the total amount, location, and average size of tenant space opening and closing in the period.

        Stony Point Fashion Park, a wholly-owned regional center that opened in September 2003 in Richmond, Virginia, continues to perform well. The 2004 return on Stony Point is expected to be approximately 10.5% on our $115 million investment. This estimated return is a forward-looking statement and certain significant factors could cause the actual results to differ materially, including but not limited to: (1) early lease terminations and bankruptcies, (2) sales performance of the center, and (3) increases in operating costs. We expect to refinance Stony Point in the next couple of months, returning most, if not all, of our investment.

        We have been very active in managing our balance sheet, completing a series of new financings or refinancings of existing debt as outlined under “Debt and Equity Transactions.” We believe good balance sheet management — both for debt and equity — will continue to minimize exposure to interest rate risk and ensure adequate liquidity over the coming years. We also recently completed the acquisitions of interests in centers described under “Acquisitions.”

        In April 2004, we announced that we had been informed by GMPT of its intention to pursue a recapitalization of its wholly-owned mall portfolio, which we currently manage. This initiative may include the sale of partial or full interests in one or more of eight of GMPT’s nine wholly-owned malls. The third-party management contracts continue to be in effect and we are actively managing and leasing the properties. If at some future date, GMPT cancels any of these contracts, 90 days notice is required. We expect that any transaction that might result, including a cancellation of any or all eight of the center contracts, would have a non-material effect on our earnings for 2004 (excluding the impact of any potential non-recurring organizational charges). We allocate $3 million to $5 million of annual overhead costs that would not be eliminated if all of the GMPT contracts were to be cancelled. The estimate of the effect of any cancellations of the contracts is a forward-looking statement and certain significant factors could cause the actual results to differ materially, including but not limited to: (1) the timing of the notices of cancellation of the management contracts, and (2) the number of centers for which contracts will be cancelled.

        In July 2003, May Company (May) announced that it intends to divest 32 of its 86 Lord & Taylor stores, including four at our centers. May had also announced in its press release that it will continue to fulfill its obligations under existing documents to operate each store until satisfactory arrangements can be negotiated to divest each location. We are continuing discussions with May and expect that a mutually satisfactory and positive solution for each center will be found.

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

	1st Quarter 2003	2nd Quarter 2003	3rd Quarter 2003	4th Quarter 2003	Total 2003	1st Quarter 2004

	(in thousands)
Mall tenant sales	$706,227	$764,404	$775,154	$1,171,787	$3,417,572	$796,868
Revenues:
Consolidated Businesses	$97,549	$93,671	$92,666	$104,597	$388,483	$101,332
Unconsolidated Joint Ventures	79,381	79,840	75,714	85,053	319,988	80,032
Occupancy:
Ending-comparable	85.4%	85.3%	85.2%	85.8%	85.8%	84.3%
Average-comparable	85.6	85.4	85.3	85.8	85.5	84.7
Ending	85.5	85.5	85.2	86.1	86.1	84.8
Average	85.7	85.4	85.4	85.9	85.6	85.1
Leased space:
Comparable	88.5%	88.0%	88.1%	88.0%	88.0%	87.7%
All centers	88.6	88.0	88.4	88.4	88.4	88.0

        Because the seasonality of sales contrasts with the generally fixed nature of minimum rents and recoveries, mall tenant occupancy costs (the sum of minimum rents, percentage rents, and expense recoveries) relative to sales are considerably higher in the first three quarters than they are in the fourth quarter.

	1st Quarter 2003	2nd Quarter 2003	3rd Quarter 2003	4th Quarter 2003	Total 2003	1st Quarter 2004

Consolidated Businesses:
Minimum rents	12.4%	11.1%	11.6%	8.1%	10.5%	11.6%
Percentage rents	0.3			0.3	0.2	0.3
Expense recoveries	6.3	6.3	5.4	4.0	5.3	5.5

Mall tenant occupancy costs	19.0%	17.4%	17.0%	12.4%	16.0%	17.4%

Unconsolidated Joint Ventures:
Minimum rents	12.6%	11.6%	11.4%	7.9%	10.5%	10.9%
Percentage rents	0.2	0.1	0.1	0.2	0.2	0.4
Expense recoveries	5.5	5.7	4.7	3.8	4.7	4.9

Mall tenant occupancy costs	18.3%	17.4%	16.2%	11.9%	15.4%	16.2%

Results of Operations

Acquisitions

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

        In December 2003, we acquired a 25% interest in Waterside Shops at Pelican Bay, located in Naples, Florida, for $22 million.

Debt and Equity Transactions

        In February 2004, we completed a $145 million refinancing, secured by a mortgage on Dolphin Mall. The loan matures in February 2006 and may be extended for a total of three years. The loan bears interest at a rate of LIBOR plus 2.15%. The payment of principal and interest is guaranteed 100% by TRG. Proceeds from the financing were used to repay the existing $142 million loan.

        Also in February 2004, the $66 million loan on Woodland was repaid by the joint venture partners. We used borrowings under a line of credit for our 50% share of the repayment.

        In January 2004, we completed a $347.5 million refinancing on Beverly Center. The 10-year mortgage loan carries an all-in interest rate of 5.5%. Proceeds were used to pay off the $146 million 8.36% mortgage, $20 million of the Wellington construction loan, all of the outstanding balances on the lines of credit, and transaction fees.

        Also in January 2004, we issued partnership units in connection with the acquisition of the additional interest in Beverly Center (see Acquisitions).

Unsolicited Tender Offer

        In the fall of 2002, we received an unsolicited proposal from Simon Property Group, Inc. (SPG) seeking to acquire control of TCO. The proposal was subsequently revised. Thereafter, a tender offer was commenced by SPG and later joined by a subsidiary of Westfield America Trust (Westfield). Our Board of Directors rejected the proposal and recommended that the shareholders not tender their shares pursuant to SPG’s and Westfield’s tender offer. SPG filed suit against us to enjoin the voting of our Series B Non-participating Convertible Preferred Stock based on a variety of legal theories. In October 2003, SPG and Westfield withdrew their tender offer, and TCO and SPG mutually agreed to end the litigation. During the first quarter of 2004, we recovered through our insurance $1.0 million of costs incurred in connection with the unsolicited tender offer and related litigation. Substantially all costs have been paid and no additional insurance recoveries are expected.

Subsequent Events

        In April 2004, we completed a $140 million three year refinancing of the $130.6 million outstanding balance of the existing construction loan on The Mall at Wellington Green. The loan bears interest at a rate of LIBOR plus 1.5%. The payment of principal and interest is guaranteed 100% by the Operating Partnership. If a certain valuation criteria is not met in April 2006, a partial prepayment of debt will be required. We used our $8.6 million share of excess proceeds to pay down lines of credit.

        Also in April 2004, we resumed repurchases of our common stock under the existing buyback program, as well as obtained a financing commitment for Oyster Bay (Liquidity and Capital Resources – Subsequent Events).

Presentation of Operating Results

        The following tables contain the operating results of our Consolidated Businesses and the Unconsolidated Joint Ventures. Income allocated to the minority partners in the Operating Partnership and preferred interests is deducted to arrive at the results allocable to our common shareowners. Because the net equity of the Operating Partnership is less than zero, the income allocated to the minority partners is equal to their share of distributions. The net equity of these minority partners is less than zero due to accumulated distributions in excess of net income and not as a result of operating losses. Distributions to partners are usually greater than net income because net income includes non-cash charges for depreciation and amortization. Amounts allocable to minority partners in certain consolidated joint ventures are added back or deducted to arrive at our net results. Our average ownership percentage of the Operating Partnership was 61% and 62% during the three months ended March 31, 2004 and 2003, respectively.

        In December 2003, we sold our interest in Biltmore Fashion Park. The results of Biltmore Fashion Park are presented as discontinued operations.

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

        Reconciliations of Net Income (Loss) to Funds from Operations and Beneficial Interest in EBITDA are presented following the Comparison of the Three Months Ended March 31, 2004 to the Three Months Ended March 31, 2003.

Comparison of the Three Months Ended March 31, 2004 to the Three Months Ended March 31, 2003

        The following table sets forth operating results for the three months ended March 31, 2004 and March 31, 2003, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

	Three Months Ended March 31, 2004		Three Months Ended March 31, 2003

	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100% (1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100% (1)

	(in millions of dollars)
REVENUES:
Minimum rents	53.6	50.5	50.1	48.4
Percentage rents	1.0	1.9	1.2	0.9
Expense recoveries	31.0	25.9	30.8	24.7
Management, leasing and development	5.0		4.8
Other	10.7	1.7	10.7	5.3

Total revenues	101.3	80.0	97.5	79.4

OPERATING COSTS:
Recoverable expenses	27.8	21.4	27.3	20.5
Other operating	8.2	5.3	9.3	5.1
Costs related to unsolicited tender offer, net of
recoveries	(1.0)		9.8
Management, leasing and development	4.8		4.5
General and administrative	6.5		5.9
Interest expense	22.6	20.2	21.0	19.7
Depreciation and amortization(2)	23.0	13.5	22.3	13.8

Total operating costs	91.7	60.4	100.3	59.1

	9.6	19.6	(2.8)	20.3

Equity in income of Unconsolidated Joint Ventures(2)	9.6		10.4

Income before discontinued operations and minority
and preferred interests	19.2		7.6
Discontinued operations:
EBITDA			3.0
Interest expense			(1.5)
Depreciation and amortization			(1.2)
Minority and preferred interests:
TRG preferred distributions	(2.3)		(2.3)
Minority share of consolidated joint ventures	(0.2)		(0.2)
Minority share of income of TRG	(5.6)		(1.2)
Distributions in excess of minority share of income	(3.2)		(7.3)

Net income (loss)	7.9		(3.0)
Series A preferred dividends	(4.2)		(4.2)

Net income (loss) allocable to common shareowners	3.8		(7.1)

SUPPLEMENTAL INFORMATION:
EBITDA - 100%	55.1	53.3	43.5	53.8
EBITDA - outside partners' share	(0.3)	(25.4)	(2.0)	(24.5)

Beneficial interest in EBITDA	54.8	27.9	41.5	29.3
Beneficial interest expense	(22.3)	(10.6	(21.3)	(10.3)
Non-real estate depreciation	(0.6)		(0.6)
Preferred dividends and distributions	(6.4)		(6.4)

Funds from Operations contribution	25.5	17.3	13.2	19.0

(1)	With the exception of the Supplemental Information, amounts include 100% of the Unconsolidated Joint Ventures. Amounts are net of intercompany transactions. The Unconsolidated Joint Ventures are presented at 100% in order to allow for measurement of their performance as a whole, without regard to our ownership interest. In our consolidated financial statements, we account for investments in the Unconsolidated Joint Ventures under the equity method.
(2)	Amortization of our additional basis in the Operating Partnership included in equity in income of Unconsolidated Joint Ventures was $0.8 million in both 2004 and 2003. Also, amortization of the additional basis included in depreciation and amortization was $1.1 million in both 2004 and 2003.
(3)	Amounts in this table may not add due to rounding. Certain reclassifications have been made to prior year information to conform to current year classifications.

Consolidated Businesses

        Total revenues for the quarter ended March 31, 2004 were $101.3 million, a $3.8 million or 3.9% increase over 2003. Minimum rents increased primarily due to the opening of Stony Point. Minimum rent also increased due to tenant rollovers and temporary tenants, which offset decreases due to the decline in occupancy. Other income was consistent with the prior year, with gains on peripheral land sales offsetting a decrease in lease cancellation revenue. Gains on peripheral land sales are expected to be $5 million in 2004.

        Total operating costs were $91.7 million, an $8.6 million or 8.6% decrease over the comparable period in 2003. Other operating expense decreased due to decreases in advertising costs and bad debt expense, as well as a decrease in the charge to operations for pre-development activities. During 2004, $1.0 million of insurance proceeds were received relating to costs expended in connection with the unsolicited tender offer, while $9.8 million in costs were incurred during 2003. General and administrative costs increased primarily due to the mark to market of deferred long-term compensation grants. Excluding these mark to market adjustments, we expect general and administrative expenses to be approximately $5.5 million each quarter. A one dollar change in our stock price increases or decreases our general and administrative expenses by $0.3 million. Interest expense increased primarily due to increased debt and decreased capitalized interest upon the opening of Stony Point, as well as the refinancing of Beverly Center, partially offset by decreases due to lower floating rates.

Unconsolidated Joint Ventures

        Total revenues for the three months ended March 31, 2004 were $80.0 million, a $0.6 million or 0.8% increase from 2003. Minimum rents increased primarily due to the acquisition of the interest in Waterside Shops at Pelican Bay, as well as tenant rollovers and temporary tenants. Percentage rents increased primarily due to Waterside, as well as improved sales performance at certain tenants at other centers. Expense recoveries increased primarily due to Waterside. Other revenue decreased primarily due to a decrease in lease cancellation revenue.

        Total operating costs increased by $1.3 million to $60.4 million for the three months ended March 31, 2004. Recoverable expenses increased primarily due to Waterside. Interest expense increased due to the 2003 refinancing of Millenia, partially offset by the payoff of debt on Woodland Mall.

        As a result of the foregoing, income of the Unconsolidated Joint Ventures decreased by $0.7 million to $19.6 million. Our equity in income of the Unconsolidated Joint Ventures was $9.6 million, a $0.8 million decrease from 2003.

Net Income

        As a result of the foregoing, our income before discontinued operations and minority and preferred interests increased by $11.6 million to $19.2 million for 2004. After allocation of income to minority and preferred interests, the net income (loss) allocable to common shareowners for 2004 was $3.8 million compared to $(7.1) million in 2003.

        Estimates regarding anticipated 2004 income and expenses are forward-looking statements and certain significant factors could cause the actual results to differ materially, including but not limited to: 1) actual results of negotiations with tenants, counterparties, potential purchasers of peripheral land, and others, 2) increases in operating costs, and 3) timing of transactions.

Reconciliation of Net Income (Loss) to Funds from Operations

	Three Months Ended March 31
	2004	2003
	(in millions of dollars)
Net income (loss) allocable to common shareowners	3.8	(7.1)

Add (less) depreciation and amortization (1):
Consolidated businesses at 100%	23.0	22.3
Minority partners in consolidated joint ventures	0.1	(0.7)
Discontinued operations		1.2
Share of unconsolidated joint ventures	7.7	8.6
Non-real estate depreciation	(0.6)	(0.6)

Add minority interests in TRG:
Minority share of income of TRG	5.6	1.2
Distributions in excess of minority share of income of TRG	3.2	7.3

Funds from Operations - TRG (2)	42.8	32.1

Funds from Operations - TCO (2)	26.1	20.0

(1)	Depreciation includes $2.0 million and $1.4 million of mall tenant allowance amortization for the three months ended March 31, 2004 and 2003, respectively.
(2)	TRG’s FFO for the three months ended March 31, 2004 includes insurance recoveries related to the unsolicited tender offer of $1.0 million. TRG’s FFO for the three months ended March 31, 2003 includes costs of $9.8 million incurred in connection with the unsolicited tender offer. TCO’s share of TRG’s FFO is based on an average ownership of 61% and 62% during the three months ended March 31, 2004 and 2003, respectively.
(3)	Amounts in this table may not add due to rounding.

Reconciliation of Net Income (Loss) to Beneficial Interest in EBITDA

	Three Months Ended March 31
	2004	2003
	(in millions of dollars)
Net income (loss) allocable to common shareowners	3.8	(7.1)

Add (less) depreciation and amortization:
Consolidated businesses at 100%	23.0	22.3
Minority partners in consolidated joint ventures	0.1	(0.7)
Discontinued operations		1.2
Share of unconsolidated joint ventures	7.7	8.6

Add minority interests in TRG:
Minority share of income of TRG	5.6	1.2
Distributions in excess of minority share of income of TRG	3.2	7.3

Add (less) preferred interests and interest expense:
Preferred dividends and distributions	6.4	6.4
Interest expense for all businesses in continuing operations	42.8	40.7
Interest expense allocable to minority partners in
consolidated joint ventures	(0.3)	(1.2)
Interest expense of discontinued operations		1.5
Interest expense allocable to outside partners in
unconsolidated joint ventures	(9.6)	(9.4)

Beneficial interest in EBITDA - TRG	82.7	70.8

(1)	Amounts in this table may not add due to rounding.

Liquidity and Capital Resources

        In the following discussion, references to beneficial interest represent the Operating Partnership’s share of the results of its consolidated and unconsolidated businesses. We do not have, and have not had, any parent company indebtedness; all debt discussed represents obligations of the Operating Partnership or our subsidiaries and joint ventures.

        Capital resources are required to maintain our current operations, complete construction on Northlake Mall, which is currently under development, pay dividends, and fund planned capital spending for future developments and other commitments and contingencies. We believe that our net cash provided by operating activities, distributions from our joint ventures, the unutilized portions of our credit facilities, and our ability to access the capital markets assure adequate liquidity to meet current and future cash requirements and will allow us to conduct our operations in accordance with our dividend and financing policies. The following sections contain information regarding our recent capital transactions and sources and uses of cash; beneficial interest in debt and sensitivity to interest rate risk; and historical capital spending. We then provide information regarding our anticipated future capital spending; covenants, commitments, and contingencies; and dividend policies.

Summaries of 2004 Capital Activities and Transactions

        As of March 31, 2004, we had a consolidated cash balance of $18.3 million. Additionally, we have a secured $275 million line of credit. This line had $30.0 million of borrowings as of March 31, 2004 and expires in November 2004 with a one-year extension option. We also have available a second secured bank line of credit of up to $40 million. This line had $7.9 million outstanding as of March 31, 2004 and expires in November 2004.

        During 2004, we completed a transaction to acquire the minority interest in Beverly Center. Also, financings of approximately $493 million were completed relating to Dolphin Mall and Beverly Center. These transactions are more fully described in Results of Operations.

Operating Activities

        Our net cash provided by operating activities was $8.2 million in 2004, compared to $15.8 million in 2003. In 2004, increases in cash related primarily to increases in rents and recoveries, and additional operating cash flows due to the opening of Stony Point Fashion Park, offset by payments of costs previously accrued in connection with the unsolicited tender offer.

Investing Activities

        Net cash used in investing activities was $45.7 million in 2004 compared to $24.1 million in 2003.

        Cash used in investing activities was impacted by the timing of capital expenditures, with additions to properties and/or contributions to joint ventures in 2004 and 2003 for the construction of Northlake Mall and Stony Point Fashion Park, as well as other development activities and other capital items. A tabular presentation of 2004 capital spending is shown in Capital Spending. Additionally, $3.3 million was used in 2004 to acquire an additional interest in Beverly Center and $3.2 million was used in 2003 to acquire an additional interest in Great Lakes Crossing.

        Sources of cash used in funding these investing activities included distributions from Unconsolidated Joint Ventures, as well as the financing activities described in the next section. Contributions to Unconsolidated Joint Ventures of $33 million in 2004 were used to fund the repayment of debt at Woodland. Distributions in excess of earnings from Unconsolidated Joint Ventures provided $6.9 million in 2004 and $27.6 million in 2003. In 2003, these distributions included $21.0 million of excess proceeds from the March 2003 refinancing of The Mall at Millenia. Net proceeds from sales of peripheral land were $5.4 million and $0.6 million in 2004 and 2003, respectively. The timing of land sales is variable and proceeds from land sales can vary significantly from period to period.

Financing Activities

        Net cash provided by financing activities was $25.3 million in 2004, compared to $0.9 million of cash provided in 2003.

        Net cash used in financing activities was primarily impacted by cash requirements of the investing activities described in the preceding section. Proceeds from the issuance of debt, net of payments, issuance costs, and settlement of the Beverly swap agreement were $50.2 million in 2004, compared to $24.1 million in 2003. Issuance of stock pursuant to the Continuing Offer related to the exercise of employee options contributed $3.8 million in 2004 and $1.0 million in 2003. Total dividends and distributions paid were $28.7 million and $24.3 million in 2004 and 2003, respectively.

Beneficial Interest in Debt

        At March 31, 2004, the Operating Partnership’s debt and its beneficial interest in the debt of its Consolidated and Unconsolidated Joint Ventures totaled $2,188.6 million with an average interest rate of 5.68% excluding amortization of debt issuance costs and the effects of interest rate hedging instruments. These costs are reported as interest expense in the results of operations. Included in beneficial interest in debt is debt used to fund development and expansion costs. Beneficial interest in assets on which interest is being capitalized totaled $75.5 million as of March 31, 2004. Beneficial interest in capitalized interest was $1.1 million for the quarter ended March 31, 2004. The following table presents information about our beneficial interest in debt as of March 31, 2004 (amounts may not add due to rounding):

	Amount	Interest Rate Including Spread		LIBOR Swap Rate

	(in millions)
Fixed rate debt	$1,613.1	6.19%	(1)

Floating rate debt:
Swapped through June 2004	100.0	5.55	(1)	4.13%
Swapped through September 2004	100.0	6.20		4.35	(2)
Swapped through September 2004	120.0	4.20		2.05
Floating month to month	255.5	3.01	(1)

Total floating rate debt	$575.5	4.25	(1)

Total beneficial interest in debt	$2,188.6	5.68%	(1)

Amortization of financing costs (3)		0.33%

Average all-in rate		6.01%

(1)	Represents weighted average interest rate before amortization of financing costs.
(2)	This debt is also swapped from October 2004 through April 2005 at 5.25%.
(3)	Financing costs include financing fees, interest rate cap premiums, and losses on settlement of derivatives used to hedge the refinancing of certain fixed rate debt.

        In addition, as of March 31, 2004, $210.9 million of our beneficial interest in floating rate debt is covered under interest rate cap agreements with LIBOR cap rates ranging from 4.6% to 8.2% with terms ending August 2004 through July 2006.

Subsequent Events

         Subsequent to March 31, 2004, the Company repurchased, and the Operating Partnership redeemed, 0.8 million shares of its common stock and units under an existing buyback program for $15.4 million. The remaining amount authorized under the program is $34.8 million.

        In April 2004, the Company completed a $140 million three year refinancing of the $130.6 million outstanding balance of the existing construction loan on The Mall at Wellington Green. The loan bears interest at a rate of LIBOR plus 1.5%. The payment of principal and interest is guaranteed 100% by the Operating Partnership. If a certain valuation criteria is not met in April 2006, a partial prepayment of debt will be required. The Company used its $8.6 million share of excess proceeds to pay down lines of credit.

        In May 2004, the Company obtained a commitment for a $65 million recourse financing on Oyster Bay, which will provide funding for the land acquisition and other predevelopment costs up to construction of the mall.

Sensitivity Analysis

        We have exposure to interest rate risk on our debt obligations and interest rate instruments. We use derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. We routinely use cap, swap, and treasury lock agreements to meet these objectives. Based on the Operating Partnership’s beneficial interest in floating rate debt in effect at March 31, 2004, excluding debt fixed under interest rate swaps, a one percent increase or decrease in interest rates on this floating rate debt would decrease or increase cash flows by approximately $3.9 million and, due to the effect of capitalized interest, annual earnings by approximately $3.7 million. Based on our consolidated debt and interest rates in effect at March 31, 2004, a one percent increase in interest rates would decrease the fair value of debt by approximately $59.8 million, while a one percent decrease in interest rates would increase the fair value of debt by approximately $64.3 million.

Contractual Obligations

        In conducting our business, we enter into various contractual obligations, including those for debt, capital leases for property improvements, operating leases for office space and land, purchase obligations (primarily for construction), and other long-term commitments. The commitment for long-term compensation decreased by $6.9 million from December 31, 2003. Planned capital spending increased related to Oyster Bay (see Planned Capital Spending). There were no material changes in capital lease obligations, operating leases, or purchase obligations during the quarter ended March 31, 2004. Detail of our debt obligations as of March 31, 2004, including expected settlement periods is contained in the table below:

	Payments due by period

	Total	Less than 1 year (2004)		1-3 years (2005-2006)	3-5 years (2007-2008)	More than 5 years (2009+)
	(in millions of dollars)
Debt (1):
Lines of credit	37.9	37.9
Property level debt	1,516.8	142.3	(2)	397.4	31.2	945.9

Total	1,554.7	180.2		397.4	31.2	945.9

(1)	The settlement periods for debt do not consider extension options.
(2)	Includes $130.6 million repaid in April 2004 through refinancing of The Mall at Wellington Green. The new loan matures in 2007. (Subsequent Events).
(3)	Amounts in this table may not add due to rounding.

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

        Certain debt agreements, including all construction facilities, contain performance and valuation criteria that must be met for the loans to be extended at the full principal amounts; these agreements provide for partial prepayments of debt to facilitate compliance with extension provisions. A partial prepayment on the Wellington Green construction loan was made in January 2004 and the loan was refinanced in April 2004 (see Subsequent Events).

        Payments of principal and interest on the loans in the following table are guaranteed by the Operating Partnership as of March 31, 2004. The Stony Point Fashion Park loan agreement provides for a reduction of the amount guaranteed as certain center performance and valuation criteria are met.

Center	Loan balance as of 3/31/04	TRG's beneficial interest in loan balance as of 3/31/04	Amount of loan balance guaranteed by TRG as of 3/31/04	% of loan balance guaranteed by TRG	% of interest guaranteed by TRG
	(in millions of dollars)
Dolphin Mall	145.0	145.0	145.0	100%	100%
Stony Point Fashion Park	74.8	74.8	15.0	20	20
The Mall at Millenia	2.4	1.2	1.2	50	50
The Mall at Wellington Green (1)	130.6	117.5	130.6	100	100
The Shops at Willow Bend	148.6	148.6	148.6	100	100
The Shops at Willow Bend - land loan	11.4	11.4	11.4	100	100

(1)	The Mall at Wellington Green loan was refinanced in April 2004 with a $140 million recourse loan (Note 11). TRG’s guaranty on the new loan is 100% of principal and interest.

Cash Tender Agreement

        A. Alfred Taubman has the annual right to tender units of partnership interest in the Operating Partnership (provided that the aggregate value is at least $50 million) and cause us to purchase the tendered interests at a purchase price based on a market valuation of TCO on the trading date immediately preceding the date of the tender (the Cash Tender Agreement). At A. Alfred Taubman’s election, his family, and certain others may participate in tenders. We will have the option to pay for these interests from available cash, borrowed funds, or from the proceeds of an offering of our common stock. Generally, we expect to finance these purchases through the sale of new shares of our stock. The tendering partner will bear all market risk if the market price at closing is less than the purchase price and will bear the costs of sale. Any proceeds of the offering in excess of the purchase price will be for the sole benefit of TCO.

        Based on a market value at March 31, 2004 of $25.17 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $627 million. The purchase of these interests at March 31, 2004 would have resulted in our owning an additional 30% interest in the Operating Partnership.

Capital Spending

        Capital spending for routine maintenance of the shopping centers is generally recovered from tenants. Capital spending during 2004 not recovered from tenants is summarized in the following table:

	2004 (1)

	Consolidated Businesses		Beneficial Interest in Consolidated Businesses		Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures

	(in millions of dollars)
Development, renovation, and expansion:
Existing centers	1.2		1.1
New centers	4.8	(2)	4.8	(2)
Pre-construction development activities,
net of charge to operations	2.8		2.8
Mall tenant allowances (3)	3.1		3.0		1.2	0.6
Corporate office improvements and
equipment	0.2		0.2

Total	12.2		12.1		1.2	0.6

(1)	Costs are net of intercompany profits and are computed on an accrual basis.
(2)	Primarily includes costs related to Northlake Mall.
(3)	Excludes initial lease-up costs.
(4)	Amounts in this table may not add due to rounding.

        For the quarter ended March 31, 2004, in addition to the costs above, we incurred our $1.9 million share of Consolidated Businesses’ and $0.6 million share of Unconsolidated Joint Ventures’ capitalized leasing costs. Our share of repair and asset replacement costs that will be reimbursed by tenants was $1.5 million of Consolidated Businesses’ and $0.2 million of Unconsolidated Joint Ventures’. Also during this period, our share of reimbursements by tenants for capitalizable expenditures of prior periods was $1.0 million for Consolidated Businesses and $0.9 million for Unconsolidated Joint Ventures. The expenditures reimbursable by the tenants and the related reimbursements are classified as recoverable expenses and expense recoveries, respectively, and both are included in our Funds from Operations.

        The following table presents a reconciliation of the Consolidated Businesses’ capital spending shown above to cash additions to properties as presented in our Consolidated Statement of Cash Flows for the quarter ended March 31, 2004:

(in millions)
Consolidated Businesses' capital spending not recovered from tenants	$ 12.2
Repair and asset replacement costs reimbursable by tenants	1.5
Repair and asset replacement costs reimbursed by tenants	(1.0)
Differences between cash and accrual basis	9.0

Additions to properties	$ 21.7

Planned Capital Spending

        Northlake Mall, a new 1.1 million square foot enclosed center in Charlotte, North Carolina, will be anchored by Dillard’s, Hecht’s, Belk, Dick’s Sporting Goods, and AMC Theatres. The center is scheduled to open September 15, 2005 and is expected to cost approximately $175 million. We expect returns on this investment to be approximately 11% at stabilization.

        Future construction costs for Northlake Mall will be funded through our existing credit facilities until construction financing is obtained. The financing is expected to be completed in 2004.

        Our approximately $37.0 million balance of development pre-construction costs as of March 31, 2004 consists of costs relating to our project in the Town of Oyster Bay, New York. Both Neiman Marcus and Lord & Taylor have committed to the project and retailer interest has been very strong. Although we still need to obtain the necessary entitlement approvals to move forward with the project, we are encouraged by six straight favorable court decisions. While the timing and outcome of decisions in the continuing litigation process are uncertain, the entitlement litigation is likely to be resolved within a year. We expect continued success with the ongoing litigation, and assuming we are able to begin construction in late 2004, we would expect to open the center in late 2006. We expect the closing on the acquisition of the land to occur in early May 2004 and the demolition of the site to begin shortly thereafter. We have a commitment for a $65 million recourse financing for this project. This funding will provide for the land acquisition and other predevelopment costs up to construction of the mall. The amount of additional spending on this project in 2004 is dependent upon the timing of resolution of the litigation and municipal approvals. The returns on this project will be somewhat lower than our normal targets due to the significant predevelopment and construction costs on this site. Nonetheless we are increasingly confident Oyster Bay will create significant shareholder value.

        The following table summarizes planned capital spending for the entire year of 2004 (including amounts described in the table above) that is not recovered from tenants. The table excludes acquisitions of interests in operating centers (see Results of Operations — Acquisitions).

	2004 (1)

	Consolidated Businesses		Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures

	(in millions of dollars)
Development, renovation, and expansion	71.9	(2)	71.9	0.3	0.1
Mall tenant allowances	12.1		11.8	7.5	3.4
Pre-construction development and other	29.1	(3)	29.1	0.5	0.3

Total	113.1		112.8	8.3	3.8

(1)	Costs are net of intercompany profits.
(2)	Primarily includes costs related to Northlake Mall.
(3)	Primarily includes the land acquisition and other preliminary costs related to the Oyster Bay project.
(4)	Amounts in this table may not add due to rounding.

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

        Disclosures regarding planned capital spending, including estimates regarding capital expenditures, occupancy, and returns on new developments presented above are forward-looking statements and certain significant factors could cause the actual results to differ materially, including but not limited to: (1) actual results of negotiations with anchors, tenants, and contractors, (2) timing and outcome of litigation and entitlement processes, (3) changes in the scope, number, and valuation of projects, (4) cost overruns, (5) timing of expenditures, (6) financing considerations, (7) actual time to complete projects, (8) changes in economic climate, (9) competition from others attracting tenants and customers, (10) increases in operating costs, (11) timing of tenant openings, and (12) early lease terminations and bankruptcies.

Dividends

        We pay regular quarterly dividends to our common and Series A preferred shareowners. Dividends to our common shareowners are at the discretion of the Board of Directors and depend on the cash available to us, our financial condition, capital and other requirements, and such other factors as the Board of Directors deems relevant. To qualify as a REIT, we must distribute at least 90% of our REIT taxable income to our shareowners, as well as meet certain other requirements. Preferred dividends accrue regardless of whether earnings, cash availability, or contractual obligations were to prohibit the current payment of dividends. The Series A preferred stock became callable in October 2002, while the Operating Partnership’s Series C and Series D preferred equity can be called beginning in September 2004 and November 2004, respectively. Although we have not committed to refinance this equity, we are investigating various alternatives.

        On March 9, 2004, we declared a quarterly dividend of $0.27 per common share payable April 20, 2004 to shareowners of record on March 31, 2004. The Board of Directors also declared a quarterly dividend of $0.51875 per share on our 8.3% Series A Preferred Stock, paid March 31, 2004 to shareowners of record on March 19, 2004.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        The information required by this item is included in this report at Item 2 under the caption Liquidity and Capital Resources – Sensitivity Analysis.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

        Information required by this Item regarding proceedings terminated in the fourth quarter of 2003 is included in this report at Item 2 under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations, Unsolicited Tender Offer.

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

Item 5. Other Information

      None.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

4 4 4 10 10 12 31 (a) 31 (b) 32 (a) 32 (b) 99	-- -- -- -- -- -- -- -- -- -- --	Loan Agreement dated as of January 15, 2004 among La Cienega Associates, as Borrower, Column
Financial, Inc., as Lender.

Assignment of Leases and Rents, La Cienega Associates, Assignor, and Column Financial, Inc.,
Assignee, dated as of January 15, 2004.

Leasehold Deed of Trust, with Assignment of Leases and Rents, Fixture Filing, and Security Agreement,
dated as of January 15, 2004, from La Cienega Associates, Borrower, to Commonwealth Land Title
Company, Trustee, for the benefit of Column Financial, Inc., Lender.

Consulting Agreement between The Taubman Company L.L.C. and Courtney Lord Associates, Ltd.

Termination Agreement between The Taubman Company L.L.C. and Courtney Lord.

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

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

Debt Maturity Schedule

b) Current Reports on Form 8-K.

        Report on Form 8-K dated February 3, 2004 furnishing under Item 12 a copy of our fourth quarter 2003 earnings release.*

        Report on Form 8-K dated March 9, 2004 filing under Item 4, Changes in Registrant's Certifying Accountant.

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

Date: May 6, 2004	TAUBMAN CENTERS, INC. By: /s/ Lisa A. Payne Lisa A. Payne Executive Vice President, Chief Financial and Administrative Officer, and Director