Form 10-Q
period 2004-06-30
TAUBMAN CENTERS INC
filed 2004-08-05
CIK 890319

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2004
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

        As of August 4, 2004, there were outstanding 48,008,562 shares of the Company’s common stock, par value $0.01 per share.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

The following consolidated financial statements of Taubman Centers, Inc. (the Company) are provided pursuant to the requirements of this item.

TAUBMAN CENTERS, INC.

CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	June 30 2004	December 31 2003
Assets:
Properties	$2,556,980	$2,519,922
Accumulated depreciation and amortization	(486,194)	(450,515)

	$2,070,786	$2,069,407
Investment in Unconsolidated Joint Ventures (Note 5)	26,583	6,093
Cash and cash equivalents (Note 6)	25,772	30,403
Accounts and notes receivable, less allowance for doubtful accounts of
$7,865 and $7,403 in 2004 and December 31, 2003	24,789	32,592
Accounts and notes receivable from related parties	1,878	1,679
Deferred charges and other assets	54,705	46,796

	$2,204,513	$2,186,970

Liabilities:
Notes payable (Note 6)	$1,601,224	$1,495,777
Accounts payable and accrued liabilities	207,924	258,938
Dividends and distributions payable	12,962	13,481

	$1,822,110	$1,768,196
Commitments and Contingencies (Notes 6 and 9)

Preferred Equity of TRG (Notes 1 and 7)	$126,505	$97,275

Partners' Equity of TRG allocable to minority partners (Note 1)

Shareowners' Equity:
Series A Cumulative Redeemable Preferred Stock, $0.01 par value,
8,000,000 shares authorized, $200 million liquidation preference,
8,000,000 shares issued and outstanding at June 30, 2004 and
December 31, 2003	$80	$80
Series B Non-Participating Convertible Preferred Stock, $0.001 par
and liquidation value, 40,000,000 shares authorized, 29,855,737 and 29,819,738 shares issued and outstanding at June 30, 2004 and
December 31, 2003	30	30
Series C Cumulative Redeemable Preferred Stock, $0.01 par
value, 2,000,000 shares authorized, $75 million liquidation preference, none issued
Series D Cumulative Redeemable Preferred Stock, $0.01 par value,
250,000 shares authorized, $25 million liquidation preference, none issued
Series F Cumulative Redeemable Preferred Stock, $0.01 par value,
300,000 shares authorized, $30 million liquidation preference, none issued
Common Stock, $0.01 par value, 250,000,000 shares authorized,
48,008,562 and 49,936,786 shares issued and outstanding at June 30,
2004 and December 31, 2003	480	499
Additional paid-in capital	626,218	664,362
Accumulated other comprehensive income (loss)	(13,329)	(12,593)
Dividends in excess of net income	(357,581)	(330,879)

	$255,898	$321,499

	$2,204,513	$2,186,970

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Three Months Ended June 30

	2004	2003
Income:
Minimum rents	$54,009	$49,294
Percentage rents	70	335
Expense recoveries	32,990	32,739
Revenues from management, leasing, and development services	5,245	5,571
Other	6,623	5,732

	$98,937	$93,671

Operating Expenses:
Recoverable expenses	$30,673	$28,391
Other operating	8,683	9,037
Costs related to unsolicited tender offer, net of recoveries (Note 4)	(44)	9,163
Management, leasing, and development services	4,985	5,513
General and administrative	5,322	6,297
Interest expense	23,153	20,532
Depreciation and amortization	23,512	21,029

	$96,284	$99,962

Income (loss) before equity in income of Unconsolidated Joint Ventures,
discontinued operations, and minority and preferred interests	$2,653	$(6,291)
Equity in income of Unconsolidated Joint Ventures (Note 5)	8,779	8,282

Income before discontinued operations and minority and preferred interests	$11,432	$1,991
Discontinued operations:
Net gain on disposition of interest in center	153
Income (loss) from operations (Note 1)		(122)

Income before minority and preferred interests	$11,585	$1,869
Minority interest in consolidated joint ventures	(7)	242
Minority interest in TRG:
TRG income allocable to minority partners	(2,664)	965
Distributions in excess of income allocable to minority partners	(6,192)	(9,794)
TRG Series C, D, and F preferred distributions (Note 1)	(2,489)	(2,250)

Net income (loss)	$233	$(8,968)
Series A preferred stock dividends	(4,150)	(4,150)

Net income (loss) allocable to common shareowners	$(3,917)	$(13,118)

Net income (loss)	$233	$(8,968)
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate instruments	2,828	(392)
Reclassification adjustment for amounts recognized in net income	315	164

Comprehensive income (loss)	$3,376	$(9,196)

Basic and diluted earnings per common share (Note 10):
Income (loss) from continuing operations	$(0.08)	$(0.26)

Net income (loss)	$(0.08)	$(0.26)

Cash dividends declared per common share	$0.27	$0.26

Weighted average number of common shares outstanding	49,089,844	50,142,939

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Six Months Ended June 30

	2004	2003
Income:
Minimum rents	$107,646	$99,393
Percentage rents	1,103	1,489
Expense recoveries	63,990	63,501
Revenues from management, leasing, and development services	10,229	10,363
Other	17,301	16,474

	$200,269	$191,220

Operating Expenses:
Recoverable expenses	$58,459	$55,705
Other operating	16,835	18,385
Costs related to unsolicited tender offer, net of recoveries (Note 4)	(1,044)	19,012
Management, leasing, and development services	9,781	10,061
General and administrative	11,780	12,237
Interest expense	45,725	41,521
Depreciation and amortization	46,471	43,345

	$188,007	$200,266

Income (loss) before equity in income of Unconsolidated Joint Ventures,
discontinued operations, and minority and preferred interests	$12,262	$(9,046)
Equity in income of Unconsolidated Joint Ventures (Note 5)	18,372	18,685

Income before discontinued operations and minority and preferred interests	$30,634	$9,639
Discontinued operations:
Net gain on disposition of interest in center	153
Income from operations (Note 1)		118

Income before minority and preferred interests	$30,787	$9,757
Minority interest in consolidated joint ventures	(185)	90
Minority interest in TRG:
TRG income allocable to minority partners	(8,283)	(242)
Distributions in excess of income allocable to minority partners	(9,416)	(17,054)
TRG Series C, D, and F preferred distributions (Note 1)	(4,739)	(4,500)

Net income (loss)	$8,164	$(11,949)
Series A preferred stock dividends	(8,300)	(8,300)

Net income (loss) allocable to common shareowners	$(136)	$(20,249)

Net income (loss)	$8,164	$(11,949)
Other comprehensive income (loss):
Change in fair value of available-for-sale securities		(50)
Realized loss on interest rate instruments	(6,054)
Unrealized gain on interest rate instruments	4,688	645
Reclassification adjustment for amounts recognized in net income	630	328

Comprehensive income (loss)	$7,428	$(11,026)

Basic and diluted earnings per common share (Note 10):
Income (loss) from continuing operations	$0.00	$(0.40)

Net income (loss)	$0.00	$(0.40)

Cash dividends declared per common share	$0.54	$0.52

Weighted average number of common shares outstanding	49,643,212	51,180,513

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Six Months Ended June 30

	2004	2003
Cash Flows From Operating Activities:
Income before minority and preferred interests	$30,787	$9,757
Adjustments to reconcile income before minority and preferred interests to net cash provided by operating activities:
Depreciation and amortization of continuing operations	46,471	43,345
Depreciation and amortization of discontinued operations		2,423
Provision for losses on accounts receivable	1,788	2,536
Gains on sales of land	(4,850)	(957)
Settlement of swap agreement (Note 6)	(6,054)
Other	2,197	2,202
Increase (decrease) in cash attributable to changes in assets and liabilities:
Receivables, deferred charges and other assets	(3,084)	(2,909)
Accounts payable and other liabilities	(20,129)	(822)

Net Cash Provided by Operating Activities	$47,126	$55,575

Cash Flows From Investing Activities:
Additions to properties	$(58,073)	$(82,398)
Proceeds from sales of land	7,064	1,344
Acquisition of interests in centers (Note 3)	(3,288)	(3,223)
Contributions to Unconsolidated Joint Venture (Note 6)	(33,000)
Distributions from Unconsolidated Joint Ventures in excess of income	12,698	37,167

Net Cash Used In Investing Activities	$(74,599)	$(47,110)

Cash Flows From Financing Activities:
Debt proceeds	$783,376	$379,398
Debt payments	(677,929)	(330,101)
Debt issuance costs	(7,644)	(2,651)
Issuance of common stock pursuant to Continuing Offer (Note 8)	1,187	1,529
Issuance of partnership units (Note 8)	2,644	50,000
Issuance of preferred equity (Note 7)	29,230
Repurchase of common stock (Note 7)	(50,178)	(52,762)
Distributions to minority and preferred interests	(22,438)	(21,796)
Cash dividends to Series A preferred shareowners	(8,300)	(8,300)
Cash dividends to common shareowners	(27,106)	(27,164)

Net Cash Provided By (Used In) Financing Activities	$22,842	$(11,847)

Net Decrease In Cash and Cash Equivalents	$(4,631)	$(3,382)

Cash and Cash Equivalents at Beginning of Period	30,403	32,470

Cash and Cash Equivalents at End of Period	$25,772	$29,088

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Interim Financial Statements

        Taubman Centers, Inc. (the Company or TCO), a real estate investment trust, or REIT, is the managing general partner of The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG). The Operating Partnership is an operating subsidiary that engages in the ownership, management, leasing, acquisition, development, and expansion of regional retail shopping centers and interests therein. The Operating Partnership’s owned portfolio as of June 30, 2004 included 21 urban and suburban shopping centers in nine states. Another center is currently under construction in North Carolina.

        The consolidated financial statements of the Company include all accounts of the Company, TRG, and its consolidated subsidiaries, including The Taubman Company LLC (the Manager). The Company also consolidates the accounts of the owner of the Oyster Bay project (Note 6), which qualifies as a variable interest entity under FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (FIN 46) and in which the Operating Partnership holds the majority variable interest. All intercompany transactions have been eliminated. Investments in entities not controlled but over which the Company has significant influence (Unconsolidated Joint Ventures) are accounted for under the equity method. The Company has evaluated its investments in the Unconsolidated Joint Ventures and has concluded that the ventures are not variable interest entities as defined in FIN 46, as revised. Accordingly, the Company continues to account for its interests in these ventures under the guidance in Statement of Position 78-9 (SOP 78-9). The Company’s partners or other owners in these Unconsolidated Joint Ventures have important rights, as contemplated by paragraphs .09 and .10 of SOP 78-9, including approval rights over annual operating budgets, capital spending, financing, admission of new partners/members, or sale of the properties and the Company has concluded that the equity method of accounting is appropriate for these interests. Specifically, the Company’s 79% investment in Westfarms is through a general partnership in which the other general partners have approval rights over annual operating budgets, capital spending, refinancing, or sale of the property. Under the equity method of accounting, the investments in Joint Ventures are initially recorded at cost, and subsequently increased for additional contributions and allocations of income and reduced for distributions received.

        At June 30, 2004, the Operating Partnership’s equity included four classes of preferred equity (Series A, C, D, and F) and the net equity of the partnership unitholders. Net income and distributions of the Operating Partnership are allocable first to the preferred equity interests, and the remaining amounts to the general and limited partners in the Operating Partnership in accordance with their percentage ownership. The Series A Preferred Equity is owned by the Company and is eliminated in consolidation. The Series C, D, and F Preferred Equity are owned by institutional investors and have no stated maturity, sinking fund, or mandatory redemption requirements. The Series C and D Preferred Equity have a fixed 9% coupon rate and the Series F Preferred Equity has a fixed 8.2% coupon rate. The Company can redeem the Series C, D, and F Preferred Equity beginning in September 2004, November 2004, and May 2009, respectively. The Series C, D, and F Preferred Equity are convertible into Taubman Centers Preferred Stock beginning 10 years from the initial dates of issuance, having substantially similar terms as the related classes of preferred equity. The Series B Preferred Stock is currently held by partners in TRG other than the Company. The Series B Preferred Stock entitles its holders to one vote per share on all matters submitted to the Company’s shareholders and votes together with the common stock on all matters as a single class.

        Because the net equity of the Operating Partnership unitholders is less than zero, the interest of the noncontrolling unitholders is presented as a zero balance in the consolidated balance sheet as of June 30, 2004 and December 31, 2003. The income allocated to the noncontrolling unitholders is equal to their share of distributions. The net equity of the Operating Partnership is less than zero because of accumulated distributions in excess of net income and not as a result of operating losses. Distributions to partners are usually greater than net income because net income includes non-cash charges for depreciation and amortization.

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

        The Company’s ownership in the Operating Partnership at June 30, 2004 consisted of a 60% managing general partnership interest, as well as the Series A Preferred Equity interest. The Company’s average ownership percentage in the Operating Partnership for both the six months ended June 30, 2004 and 2003 was 61%. At June 30, 2004, the Operating Partnership had 79,980,841 units of partnership interest outstanding, of which the Company owned 48,008,562. Included in the total units outstanding are 43,514 units issued in connection with the 1999 acquisition of Lord Associates that currently do not receive allocations of income or distributions, and 2,083,333 non-voting units issued in May 2003.

        Biltmore Fashion Park was sold in December 2003. The Company has separately presented the results of Biltmore Fashion Park as discontinued operations through the date of the sale. In 2004, the Company recognized a $0.2 million adjustment to the gain on the disposition of the center.

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

Note 2 – Income Taxes

        The Company’s Taxable REIT Subsidiaries are subject to corporate level income taxes, which are provided for in the Company’s financial statements. The Company’s deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. The Company’s temporary differences primarily relate to deferred compensation and depreciation. During the three and six months ended June 30, 2004, the Company’s federal income tax expense was zero as a result of a net operating loss incurred from its Taxable REIT Subsidiaries. As of June 30, 2004, the Company had a net deferred tax asset of $3.4 million, after a valuation allowance of $10.3 million.

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

Note 4 – Unsolicited Tender Offer

        During the six months ended June 30, 2004, the Company received $1.0 million in insurance recoveries relating to the unsolicited tender offer and related litigation, which were withdrawn and ended in October 2003. Costs incurred in connection with the unsolicited tender offer were $19.0 million during the six months ended June 30, 2003. All costs have been paid and no additional insurance recoveries are expected.

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

Shopping Center	Ownership as of June 30, 2004

Arizona Mills	50%
Fair Oaks	50
The Mall at Millenia	50
Stamford Town Center	50
Sunvalley	50
International Plaza	26	(Note 12)
Cherry Creek	50
Waterside Shops at Pelican Bay	25
Westfarms	79
Woodland	50

        As of June 30, 2004, the Operating Partnership has a preferred investment in International Plaza of $14.1 million, on which an annual preferential return of 8.25% will accrue. In addition to the preferred return on its investment, the Operating Partnership is entitled to receive the balance of its preferred investment before any available cash will be utilized for distributions to non-preferred partners. In July 2004, the Operating Partnership acquired an additional interest in this center (Note 12).

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

        Combined balance sheet and results of operations information is presented in the following table for all Unconsolidated Joint Ventures, followed by the Operating Partnership’s beneficial interest in the combined information. The combined information of the Unconsolidated Joint Ventures as of December 31, 2003 excludes the balances of Waterside Shops at Pelican Bay. A 25% interest in this center was acquired in December 2003. TRG’s basis adjustments as of June 30, 2004 include $67 million, $8 million, and $8 million related to the acquisitions of interests in Sunvalley, Arizona Mills, and Waterside, respectively, representing the differences between the acquisition prices and the book values of the ownership interests acquired. These amounts are being depreciated over the remaining useful lives of the underlying assets. Beneficial interest is calculated based on the Operating Partnership’s ownership interest in each of the Unconsolidated Joint Ventures.

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

	June 30 2004	December 31 2003
Assets:
Properties	$1,334,405	$1,250,964
Accumulated depreciation and amortization	(375,415)	(331,321)

	$958,990	$919,643
Cash and cash equivalents	19,953	28,448
Accounts and notes receivable	21,405	16,504
Deferred charges and other assets	29,041	29,526

	$1,029,389	$994,121

Liabilities and accumulated deficiency in assets:
Notes payable	$1,274,033	$1,345,824
Accounts payable and other liabilities	66,284	61,614
TRG's accumulated deficiency in assets	(194,365)	(231,456)
Unconsolidated Joint Venture Partners' accumulated
deficiency in assets	(116,563)	(181,861)

	$1,029,389	$994,121

TRG's accumulated deficiency in assets (above)	$(194,365)	$(231,456)
TRG's investment in Waterside Shops at Pelican Bay		22,129
TRG basis adjustments, including elimination of
intercompany profit	103,261	96,213
TCO's additional basis	117,687	119,207

Investment in Unconsolidated Joint Ventures	$26,583	$6,093

	Three Months Ended June 30		Six Months Ended June 30

	2004	2003	2004	2003
Revenues	$79,527	$79,840	$159,559	$159,221

Recoverable and other operating expenses	$29,132	$29,464	$57,377	$56,554
Interest expense	19,405	20,936	39,586	40,656
Depreciation and amortization	14,172	14,321	27,065	27,506

Total operating costs	$62,709	$64,721	$124,028	$124,716

Net income	$16,818	$15,119	$35,531	$34,505

Net income allocable to TRG	$8,559	$8,015	$18,228	$18,312
Realized intercompany profit and TRG's
additional basis	980	1,027	1,664	1,893
Depreciation of TCO's additional basis	(760)	(760)	(1,520)	(1,520)

Equity in income of Unconsolidated Joint Ventures	$8,779	$8,282	$18,372	$18,685

Beneficial interest in Unconsolidated Joint Ventures'
operations:
Revenues less recoverable and other operating
expenses	$27,278	$28,121	$55,144	$57,429
Interest expense	(10,187)	(10,953)	(20,761)	(21,293)
Depreciation and amortization	(8,312)	(8,886)	(16,011)	(17,451)

Equity in income of Unconsolidated Joint Ventures	$8,779	$8,282	$18,372	$18,685

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Note 6 – Beneficial Interest in Debt and Interest Expense

        In June 2004, the Company completed a $115 million refinancing of the $74 million outstanding balance of the existing construction loan on Stony Point Fashion Park. The 10-year mortgage loan bears an all-in interest rate of 6.28%. The Company used the excess proceeds to pay down lines of credit and to pay off the $10.2 million outstanding balance of the land loan on The Shops at Willow Bend.

        In May 2004, the Operating Partnership entered into a series of agreements related to a project at Oyster Bay, New York. The property is being developed in a build-to-suit structure to facilitate a 1031 like-kind exchange in order to provide flexibility for disposing of assets in the future. While the Company has no specific asset sale in mind, the Company is committed to recycling its capital over time and believes that this planning will facilitate future transactions. A third party acquired the Operating Partnership’s option to purchase land at Oyster Bay, New York and reimbursed it for its project costs to date. Subsequently, the third party acquired the land and became the owner of the project. The Operating Partnership is the developer of the project and has an option to purchase the project. The owner will provide 3% of project funding and will lease the property to a wholly owned subsidiary of the Operating Partnership. A senior lender will provide 62% of the project costs at a rate of LIBOR plus 2.0%. A wholly owned subsidiary of the Operating Partnership will provide 35% of the project funding under a junior subordinated financing at LIBOR plus 2.75% to the owner. The Operating Partnership will also guarantee the lease payments and the completion of the project. The lease payments are structured to cover debt service on the senior loan, junior loan, a return (greater of LIBOR plus 4.0% or 8.0%) on the owner’s 3% equity investment during the term of the lease, and repayment of the principal and 3% equity contribution upon termination. As of June 30, 2004, the balances of the senior loan and owner equity contribution were $35.9 million and $1.7 million, respectively; the senior loan is limited to a total commitment of $62 million until zoning is obtained. The Operating Partnership consolidates the owner and other entities described above and the junior loan and other intercompany transactions are eliminated in consolidation.

        In April 2004, the Company completed a $140 million three-year refinancing of the $130.6 million outstanding balance of the existing construction loan on The Mall at Wellington Green. The loan bears interest at a rate of LIBOR plus 1.5%. The payment of principal and interest is guaranteed 100% by the Operating Partnership. The Company used the excess proceeds to pay down lines of credit.

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

        In January 2004, the Company completed a $347.5 million refinancing on Beverly Center. The 10-year mortgage loan carries an all-in interest rate of 5.5%. Proceeds were used to pay off the $146 million 8.36% mortgage, pay down lines of credit and $20 million of the Wellington construction loan, and pay transaction fees. At the time of the refinancing, the forward-starting swaps hedging the planned Beverly refinancing were cash settled for $6.0 million. This realized loss is included in Accumulated OCI and is being recognized as interest expense over the ten-year term of the debt.

        Payments of principal and interest on the loans in the following table are guaranteed by the Operating Partnership as of June 30, 2004.

Center	Loan balance as of 6/30/04	TRG's beneficial interest in loan balance as of 6/30/04	Amount of loan balance guaranteed by TRG as of 6/30/04	% of loan balance guaranteed by TRG	% of interest guaranteed by TRG
	(in millions of dollars)
Dolphin Mall	144.5	144.5	144.5	100%	100%
The Mall at Millenia	2.0	1.0	1.0	50	50
The Mall at Wellington Green	140.0	126.0	140.0	100	100
The Shops at Willow Bend	148.1	148.1	148.1	100	100

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

        In addition to the guarantees shown above, payments of rent and all other sums payable related to the Oyster Bay arrangement as described above are also guaranteed by the Operating Partnership. The Northlake Mall loan is also guaranteed by the Operating Partnership (Note 12).

        The Company is required to escrow cash balances for specific uses stipulated by its lenders, including ground lease payments, taxes, insurance, debt service, capital improvements, leasing costs, and tenant allowances. As of June 30, 2004 and December 31, 2003, the Company’s cash balances restricted for these uses were $20.5 million and $8.4 million, respectively.

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

	At 100%		At Beneficial Interest

	Consolidated Subsidiaries	Unconsolidated Joint Ventures	Consolidated Subsidiaries	Unconsolidated Joint Ventures

Debt as of:
June 30, 2004	$1,601,224	$1,274,033	$1,580,229	$652,513
December 31, 2003	1,495,777	1,345,824	1,473,680	688,406

Capital lease obligations
June 30, 2004	$8,079	$148	$8,079	$74
December 31, 2003	8,038	168	8,038	84

Capitalized Interest:
Six months ended June 30, 2004	$2,458		$2,458
Six months ended June 30, 2003	4,929		4,832

Interest Expense:
Six months ended June 30, 2004	$45,725	$39,586	$45,212	$20,761
Six months ended June 30, 2003	41,521	40,656	39,415	21,293

Note 7 – Equity Transactions

        During 2004, under an existing buyback program, the Company repurchased 2,447,781 shares of its common stock at an average price of $20.50. For each share of stock repurchased, an equal number of Operating Partnership units were redeemed. Cumulatively, since the program’s inception in March 2000, the Company has repurchased approximately 9.6 million shares for a total of $150 million, the maximum amount permitted under the program. Repurchases of common stock have been financed through general corporate funds, including equity issuances, and through borrowings under existing lines of credit.

        In May 2004, the Company completed a $30 million private placement of preferred equity in the Operating Partnership. The Series F Preferred Equity was purchased by an institutional investor, and has a fixed 8.2% coupon and no stated maturity, sinking fund, or mandatory redemption requirements. The Series F Preferred Equity is convertible into Taubman Centers Series F Preferred Stock in ten years, having substantially similar terms to the Preferred Equity. The Preferred Equity is callable in five years by the Operating Partnership.

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Note 8 – Incentive Option Plan

        The Operating Partnership has an incentive option plan for employees of the Manager. Incentive options generally become exercisable to the extent of one-third of the units on each of the third, fourth, and fifth anniversaries of the date of grant. Options expire ten years from the date of grant. The Operating Partnership’s units issued in connection with the incentive option plan are exchangeable for shares of the Company’s common stock under the Continuing Offer (Note 9).

        There were options for 312,012 units exercised during the six months ended June 30, 2004 at an average exercise price of $12.28 per unit. During the six months ended June 30, 2003, options for 125,415 units were exercised at a weighted average price of $12.20 per unit. Of the options exercised during 2004, 217,259 were exercised at $12.17 per unit by executive officers of the Company who elected to hold the units instead of exchanging them for common shares under the Continuing Offer. There were no options granted during the six months ended June 30, 2004 and 2003. As of June 30, 2004, there were options for 1.1 million units outstanding with a weighted average exercise price of $12.11 per unit, all of which were vested.

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

        In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123". This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the prospective method of implementing SFAS No. 148, applying its expense recognition provisions to all employee awards granted, modified, or settled after January 1, 2003. During the six months ended June 30, 2004 and 2003, there would have been no additional compensation expense if the Company applied the fair value method of SFAS No. 148 to its existing options, as all were vested.

Note 9 — Commitments and Contingencies

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

        Based on a market value at June 30, 2004 of $22.89 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $570 million. The purchase of these interests at June 30, 2004 would have resulted in the Company owning an additional 31% interest in the Operating Partnership.

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

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

        In April 2004, the Company announced that it had been informed by General Motors pension trusts (GMPT) of its intention to pursue a recapitalization of its wholly-owned mall portfolio, which the Company currently manages. This initiative may include the sale of partial or full interests in one or more of eight of GMPT’s nine wholly-owned malls. The third-party management contracts continue to be in effect and the Company is actively managing and leasing the properties. If at some future date, GMPT cancels any of these contracts, 90 days notice is required. The Company expects that any transaction that might result, including a cancellation of any or all eight of the center contracts, would have a non-material effect on its earnings for 2004 (excluding the impact of any potential non-recurring organizational charges). The Company allocates to these contracts $3 million to $5 million of annual overhead costs that would not be eliminated if all of the GMPT contracts were to be cancelled.

        The Company is not currently involved in any material litigation, nor to its knowledge is any material litigation threatened against it.

        Refer to Note 6 for the Operating Partnership’s guarantees of certain notes payable.

Note 10 — Earnings Per Share

        Basic earnings per share amounts are based on the weighted average of common shares outstanding for the respective periods. Diluted earnings per share amounts are based on the weighted average of common shares outstanding plus the dilutive effect of common stock equivalents. Common stock equivalents include outstanding partnership units exchangeable for common shares under the Continuing Offer, outstanding options for units of partnership interest under the Operating Partnership’s incentive option plan, and unissued partnership units under unit option deferral elections. In computing the potentially dilutive effect of these common stock equivalents, they are assumed to be exchanged for common shares under the Continuing Offer, increasing the weighted average number of shares outstanding. The potentially dilutive effects of partnership units outstanding and/or issuable under the unit option deferral elections are calculated using the if-converted method, while the effects of partnership units that would result from the exercise of options are calculated using the treasury stock method. Prior to 2004, diluted earnings per share was computed assuming the Company’s ownership interest in the Operating Partnership (and therefore earnings) were adjusted for additional partnership units issuable for outstanding options and unit option deferral elections, without assuming their exchange for common shares under the Continuing Offer. Earnings per share under this method were not materially different than the results of the method used in 2004.

        As of June 30, 2004, there were options for 1.1 million units of partnership interest outstanding that were excluded from the computation of diluted earnings per share in 2004, as their effect was antidilutive. Additionally, as of June 30, 2004, there were 7.4 million partnership units outstanding and 0.9 million unissued partnership units under unit option deferral elections currently receiving income allocations equal to distributions paid (Note 1), which may be exchanged for common shares of the Company under the Continuing Offer (Note 9). These outstanding units and unissued units could only be dilutive to earnings per share if the minority interests' ownership share of the Operating Partnership's income was greater than their share of distributions.

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

	Three Months Ended June 30		Six Months Ended June 30

	2004	2003	2004	2003
Income (loss) from continuing operations allocable to
common shareowners (Numerator):
Net income (loss) allocable to common shareowners	$(3,917)	$(13,118)	$(136)	$(20,249)
Common shareowners' share of discontinued
operations	(93)	90	(93)	(41)

Basic income (loss) from continuing operations	$(4,010)	$(13,028)	$(229)	$(20,290)
Effect of dilutive options				(10)

Diluted income (loss) from continuing operations	$(4,010)	$(13,028)	$(229)	$(20,300)

TCO Shares - basic and diluted (Denominator)	49,089,844	50,142,939	49,643,212	51,180,513

Income (loss) from continuing operations per
common share - basic and diluted	$(0.08)	$(0.26)	$(0.00)	$(0.40)

Income (loss) from discontinued operations per
common share – basic and diluted	$0.00	$0.00	$0.00	$0.00

Note 11 – Cash Flow Disclosures and Noncash Investing and Financing Activities

        Interest paid on mortgage notes and other loans of the Company’s continuing operations during the six months ended June 30, 2004 and 2003, net of amounts capitalized of $2.5 million and $4.9 million, was $41.6 million and $38.8 million, respectively. Interest paid on mortgage notes and other loans of discontinued operations during the six months ended June 30, 2003, was $3.0 million.

        During the six months ended June 30, 2004, Operating Partnership units valued at $7.6 million were issued in connection with the Company’s acquisition of the outside interest in Beverly Center (Note 3).

Note 12 – Subsequent Events

        In July 2004, the Company acquired an additional 23.6% interest in International Plaza from an outside partner for $60.2 million in cash, increasing its ownership in the center to 50.1%. The center is encumbered by a $187.5 million mortgage; the beneficial interest in the debt attributable to the additional interest acquired is $44.3 million. In conjunction with the purchase, the Company also repaid its $20 million note to the former investor, which carried an interest rate of 13%. As a result of the acquisition, the Company has a controlling interest in the center and will consolidate it as of the purchase date.

        Also in July 2004, the Company closed on a $142 million construction facility for Northlake Mall. This loan has a three-year maturity with two one-year extension options and bears interest at a rate of LIBOR plus 1.75%. The payment of principal and interest is guaranteed 100% by the Operating Partnership. The amounts guaranteed and the interest rate on the loan may be reduced as certain performance and valuation criteria are met.

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

General Background and Performance Measurement

        Taubman Centers, Inc. (“we”, “us”, “our” or “TCO”) owns a managing general partner’s interest in The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG), through which we conduct all of our operations. The Operating Partnership owns, develops, acquires, and operates regional shopping centers nationally. The Consolidated Businesses consist of shopping centers that are controlled by ownership or contractual agreement, development projects for future regional shopping centers, variable interest entities for which we are the primary beneficiary, and The Taubman Company LLC (the Manager). Shopping centers owned through joint ventures that are not controlled but over which we have significant influence (Unconsolidated Joint Ventures) are accounted for under the equity method.

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

        Tenant sales and sales per square foot information are operating statistics used in measuring the productivity of the portfolio and are based on reports of sales furnished by mall tenants.

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

Current Operating Trends and Other Recent Events

        Our tenant sales statistics have continued to improve through the second quarter of 2004, with sales per square foot increasing 8.3% over the second quarter of 2003. Sales directly impact the amount of percentage rents certain tenants and anchors pay. The effects of increases or declines in sales on our operations are moderated by the relatively minor share of total rents (approximately two percent) percentage rents represent. However, a sustained trend in sales does impact, either negatively or positively, our ability to lease vacancies and negotiate rents at advantageous rates.

        In the second quarter of 2004, ending occupancy improved over the first quarter of 2004. Although occupancy is down in comparison to the second quarter of 2003, we continue to anticipate occupancy variances will turn positive in the third quarter and that we will end the year ahead of not only 2003‘s ending occupancy, but also of 2002‘s ending occupancy of 87%. Refer to “Seasonality” for occupancy and leased space statistics. Increased income from temporary in-line tenants and specialty leasing, which have become an integral part of our business, continues to partially offset the impact of lower occupancy in the portfolio. Temporary tenants, defined as those with lease terms less than 12 months, are not included in occupancy or leased space statistics. As of June 30, 2004, approximately 2.4% of space was occupied by temporary tenants, an increase of 0.9%, from 1.5% at June 30, 2003. Including temporary tenants, occupancy was 87.6% at June 30, 2004, an increase from 87.0% at June 30, 2003. Lease cancellation income can also moderate the effect of lower occupancy. During the second quarter of 2004, we recognized our approximately $1.6 million and $0.4 million share of the Consolidated Businesses’ and Unconsolidated Joint Ventures’ lease cancellation revenue.

        As leases have expired in the shopping centers, we have generally been able to rent the available space, either to the existing tenant or a new tenant, at rental rates that are higher than those of the expired leases. In periods of increasing sales, such as those we are currently experiencing, rents on new leases will tend to rise as tenants’ expectations of future growth become more optimistic. In periods of slower growth or declining sales, rents on new leases will grow more slowly or may decline for the opposite reason. However, center revenues nevertheless increase as older leases roll over or are terminated early and replaced with new leases negotiated at current rental rates that are usually higher than the average rates for existing leases. Rent per square foot information for our consolidated businesses and unconsolidated joint ventures follows:

	Three Months Ended June 30		Six Months Ended June 30

	2004	2003	2004	2003
Average rent per square foot:
Consolidated Businesses	$40.92	$39.32	$40.94	$39.70
Unconsolidated Joint Ventures	42.72	42.52	42.80	42.62
Opening base rent per square foot:
Consolidated Businesses	$44.76	$47.69	$46.06	$40.21
Unconsolidated Joint Ventures	44.37	35.98	48.01	41.22
Square feet of GLA opened	236,856	223,963	449,840	516,676
Closing base rent per square foot:
Consolidated Businesses	$38.40	$46.53	$43.29	$42.81
Unconsolidated Joint Ventures	44.89	33.23	46.55	41.16
Square feet of GLA closed	195,782	214,911	559,291	689,470
Releasing spread per square foot:
Consolidated Businesses	$6.36	$1.16	$2.77	$(2.60)
Unconsolidated Joint Ventures	(0.52)	2.75	1.46	0.06

        The spread between rents on openings and closings may not be indicative of future periods, as this statistic is not computed on comparable tenant spaces, and can vary significantly from quarter to quarter depending on the total amount, location, and average size of tenant space opening and closing in the period.

        In July 2004, we acquired an additional 23.6% interest in International Plaza, increasing our ownership in the center to 50.1% (see Subsequent Events).

        We have been very active in managing our balance sheet, completing a series of new financings or refinancings of existing debt as outlined under “Debt and Equity Transactions.” We believe our balance sheet management — both for debt and equity — will continue to minimize exposure to interest rate risk and ensure adequate liquidity over the coming years.

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

        In July 2003, May Company (May) announced that it intends to divest 32 of its 86 Lord & Taylor stores, including four at our centers. May had also announced in its press release that it will continue to fulfill its obligations under existing documents to operate each store until satisfactory arrangements can be negotiated to divest each location. Lord & Taylor has closed at International Plaza and The Mall at Wellington Green and we have purchased the spaces. We have announced that a 120,000 square foot Robb & Stucky furniture and design studio showroom will open at International Plaza in early 2005. The new store will occupy the entire first level and part of the second level of the former Lord & Taylor space. Plans also include an additional 20,000 square feet of specialty shop space on the second level with retailers to be announced at a future date. We are in discussions with potential tenants for the former Lord & Taylor space at Wellington Green and are optimistic that the center will benefit from a new use of the building. May is continuing to operate the Lord & Taylor stores at the remaining two centers although we are continuing discussions with May about the future of these stores.

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

	1st Quarter 2003	2nd Quarter 2003	3rd Quarter 2003	4th Quarter 2003	Total 2003	1st Quarter 2004	2nd Quarter 2004

	(in thousands)

Mall tenant sales	$706,227	$764,404	$775,154	$1,171,787	$3,417,572	$796,868	$833,223
Revenues:
Consolidated Businesses	$97,549	$93,671	$92,666	$104,597	$388,483	$101,332	$98,937
Unconsolidated Joint Ventures	79,381	79,840	75,714	85,053	319,988	80,032	79,623
Occupancy:
Ending-comparable	85.4%	85.3%	85.2%	85.8%	85.8%	84.3%	84.8%
Average-comparable	85.6	85.4	85.3	85.8	85.5	84.7	84.6
Ending	85.5	85.5	85.2	86.1	86.1	84.8	85.2
Average	85.7	85.4	85.4	85.9	85.6	85.1	85.0
Leased space:
Comparable	88.5%	88.0%	88.1%	88.0%	88.0%	87.7%	87.9%
All centers	88.6	88.0	88.4	88.4	88.4	88.0	88.2

        Because the seasonality of sales contrasts with the generally fixed nature of minimum rents and recoveries, mall tenant occupancy costs (the sum of minimum rents, percentage rents, and expense recoveries) relative to sales are considerably higher in the first three quarters than they are in the fourth quarter.

	1st Quarter 2003	2nd Quarter 2003	3rd Quarter 2003	4th Quarter 2003	Total 2003	1st Quarter 2004	2nd Quarter 2004

Consolidated Businesses:
Minimum rents	12.4%	11.1%	11.6%	8.1%	10.5%	11.6%	11.1%
Percentage rents	0.3			0.3	0.2	0.3
Expense recoveries	6.3	6.3	5.4	4.0	5.3	5.5	5.8

Mall tenant occupancy costs	19.0%	17.4%	17.0%	12.4%	16.0%	17.4%	16.9%

Unconsolidated Joint Ventures:
Minimum rents	12.6%	11.6%	11.4%	7.9%	10.5%	10.9%	10.4%
Percentage rents	0.2	0.1	0.1	0.2	0.2	0.4	0.1
Expense recoveries	5.5	5.7	4.7	3.8	4.7	4.9	4.6

Mall tenant occupancy costs	18.3%	17.4%	16.2%	11.9%	15.4%	16.2%	15.1%

Results of Operations

Openings and Acquisitions

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

        In December 2003, we acquired a 25% interest in Waterside Shops at Pelican Bay for $22 million in cash. We are exploring redevelopment opportunities along with our partner, the Forbes Company, which is managing the center.

        Stony Point Fashion Park, a wholly-owned regional center, opened in September 2003.

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

Debt and Equity Transactions

        In June 2004, we completed a $115 million refinancing of the $74 million outstanding balance of the existing construction loan on Stony Point Fashion Park. The 10-year mortgage loan bears an all-in interest rate of 6.28%. We used the excess proceeds to pay down lines of credit and to pay off the $10.2 million outstanding balance of the land loan on The Shops at Willow Bend.

        In May 2004, we entered into a series of agreements related to a project at Oyster Bay, New York (refer to Liquidity and Capital Resources-Planned Capital Spending regarding this project and Liquidity and Capital Resources-Contractual Obligations regarding the financing structure).

        Also in May 2004, we completed a $30 million private placement of 8.2% Series F Cumulative Redeemable Preferred Partnership Equity, which was purchased by an institutional investor.

        In April 2004, we completed a $140 million three-year refinancing of the $130.6 million outstanding balance of the existing construction loan on The Mall at Wellington Green. The loan bears interest at a rate of LIBOR plus 1.5%. The payment of principal and interest is guaranteed 100% by the Operating Partnership. We used the excess proceeds to pay down lines of credit.

        During 2004, under an existing buyback program, we repurchased 2,447,781 shares of our common stock at an average price of $20.50. For each share of our stock repurchased, an equal number of our Operating Partnership units were redeemed. Cumulatively, since the program’s inception in March 2000, we have repurchased approximately 9.6 million shares for a total of $150 million, the maximum amount permitted under our program. Repurchases of common stock have been financed through general corporate funds, including equity issuances, and through borrowings under existing lines of credit.

Unsolicited Tender Offer

        In the fall of 2002, we received an unsolicited proposal from Simon Property Group, Inc. (SPG) seeking to acquire control of TCO. The proposal was subsequently revised. Thereafter, a tender offer was commenced by SPG and later joined by a subsidiary of Westfield America Trust (Westfield). Our Board of Directors rejected the proposal and recommended that the shareholders not tender their shares pursuant to SPG’s and Westfield’s tender offer. SPG filed suit against us to enjoin the voting of our Series B Non-participating Convertible Preferred Stock based on a variety of legal theories. In October 2003, SPG and Westfield withdrew their tender offer, and TCO and SPG mutually agreed to end the litigation. During the six months ended June 30, 2004, we recovered through our insurance $1.0 million of costs incurred in connection with the unsolicited tender offer and related litigation. All costs have been paid and no additional insurance recoveries are expected.

Subsequent Events

        In July 2004, we acquired an additional 23.6% interest in International Plaza from an outside partner for $60.2 million in cash, increasing our ownership in the center to 50.1%. The beneficial interest in the center’s debt attributable to the additional interest acquired was $44.3 million. In conjunction with the purchase, we also repaid our $20 million note to the former investor, which carried an interest rate of 13%. As a result of the acquisition, we have a controlling interest in International Plaza and will consolidate it as of the purchase date.

        Also in July 2004, we closed on a $142 million construction facility for Northlake Mall. This loan has a three-year maturity with two one-year extension options and bears interest at a rate of LIBOR plus 1.75%. The payment of principal and interest is guaranteed 100% by the Operating Partnership. The amounts guaranteed and the interest rate on the loan may be reduced as certain performance and valuation criteria are met.

Presentation of Operating Results

        The following tables contain the operating results of our Consolidated Businesses and the Unconsolidated Joint Ventures. Income allocated to the minority partners in the Operating Partnership and preferred interests is deducted to arrive at the results allocable to our common shareowners. Because the net equity of the Operating Partnership is less than zero, the income allocated to the minority partners is equal to their share of distributions. The net equity of these minority partners is less than zero due to accumulated distributions in excess of net income and not as a result of operating losses. Distributions to partners are usually greater than net income because net income includes non-cash charges for depreciation and amortization. Amounts allocable to minority partners in certain consolidated joint ventures are added back or deducted to arrive at our net results. Our average ownership percentage of the Operating Partnership was 61% during both the three and six months ended June 30, 2004, and 60% and 61% during the three and six months ended June 30, 2003, respectively.

        In December 2003, we sold our interest in Biltmore Fashion Park. The results of Biltmore Fashion Park are presented as discontinued operations. In 2004, we recognized a $0.2 million adjustment to the gain on the disposition of the center.

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

        Reconciliations of Net Income (Loss) to Funds from Operations and Beneficial Interest in EBITDA are presented following the Comparison of the Six Months Ended June 30, 2004 to the Six Months Ended June 30, 2003.

        Comparison of the Three Months Ended June 30, 2004 to the Three Months Ended June 30, 2003

        The following table sets forth operating results for the three months ended June 30, 2004 and June 30, 2003, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

	Three Months Ended June 30, 2004		Three Months Ended June 30, 2003

	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100% (1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100% (1)

	(in millions of dollars)
REVENUES:
Minimum rents	54.0	50.3	49.3	48.6
Percentage rents	0.1	0.4	0.3	0.4
Expense recoveries	33.0	26.5	32.7	27.8
Management, leasing and development	5.2		5.6
Other	6.6	2.5	5.7	3.0

Total revenues	98.9	79.6	93.7	79.8

OPERATING COSTS:
Recoverable expenses	30.7	22.7	28.4	23.0
Other operating	8.7	5.1	9.0	5.1
Costs related to unsolicited tender offer, net of
recoveries	(0.0)		9.2
Management, leasing and development	5.0		5.5
General and administrative	5.3		6.3
Interest expense	23.2	19.4	20.5	20.9
Depreciation and amortization(2)	23.5	15.0	21.0	14.4

Total operating costs	96.3	62.2	100.0	63.5

	2.7	17.4	(6.3)	16.3

Equity in income of Unconsolidated Joint Ventures(2)	8.8		8.3

Income before discontinued operations and minority
and preferred interests	11.4		2.0
Discontinued operations:
Net gain on disposition of interest in center	0.2
EBITDA			2.6
Interest expense			(1.5)
Depreciation and amortization			(1.2)
Minority and preferred interests:
TRG preferred distributions	(2.5)		(2.3)
Minority share of consolidated joint ventures	(0.0)		0.2
Minority share of income of TRG	(2.7)		1.0
Distributions in excess of minority share of income	(6.2)		(9.8)

Net income (loss)	0.2		(9.0)
Series A preferred stock dividends	(4.2)		(4.2)

Net income (loss) allocable to common shareowners	(3.9)		(13.1)

SUPPLEMENTAL INFORMATION:
EBITDA - 100%	49.3	51.8	37.9	51.7
EBITDA - outside partners' share	(0.3)	(24.5)	(1.2)	(23.6)

Beneficial interest in EBITDA	49.0	27.3	36.7	28.1
Beneficial interest expense	(22.9)	(10.2)	(21.1)	(11.0)
Non-real estate depreciation	(0.6)		(0.7)
Preferred dividends and distributions	(6.6)		(6.4)

Funds from Operations contribution	18.9	17.1	8.5	17.2

(1)	With the exception of the Supplemental Information, amounts include 100% of the Unconsolidated Joint Ventures. Amounts are net of intercompany transactions. The Unconsolidated Joint Ventures are presented at 100% in order to allow for measurement of their performance as a whole, without regard to our ownership interest. In our consolidated financial statements, we account for investments in the Unconsolidated Joint Ventures under the equity method.
(2)	Amortization of our additional basis in the Operating Partnership included in equity in income of Unconsolidated Joint Ventures was $0.8 million in both 2004 and 2003. Also, amortization of the additional basis included in depreciation and amortization was $1.1 million in both 2004 and 2003.
(3)	Amounts in this table may not add due to rounding. Certain reclassifications have been made to prior year information to conform to current year classifications.

Consolidated Businesses

        Total revenues for the three months ended June 30, 2004 were $98.9 million, a $5.2 million or 5.5% increase over 2003. Minimum rents increased primarily due to the opening of Stony Point. Minimum rents also increased due to tenant rollovers and income from temporary tenants and specialty retailers, which offset decreases due to the decline in occupancy. Expense recoveries increased slightly from the prior year, with the increase due to the opening of Stony Point and other increases in recoverable expenses at certain centers offsetting adjustments to prior period recoveries. Other income increased primarily due to increases in gains on sales of peripheral land and lease cancellation revenue.

        Total operating costs were $96.3 million, a $3.7 million or 3.7% decrease from the comparable period in 2003. Recoverable expenses increased primarily due to Stony Point and increases in property taxes and maintenance costs at certain centers. In addition, recoverable expenses in 2003 were positively impacted by tax refunds received.

        During the three months ended June 30, 2003, $9.2 million of costs were incurred in connection with the unsolicited tender offer. General and administrative costs decreased primarily due to the mark to market of deferred long-term compensation grants. Excluding these mark to market adjustments, we expect general and administrative expenses to be approximately $5.5 million each quarter. A one dollar change in our stock price increases or decreases our general and administrative expenses by approximately $0.3 million. Interest expense increased primarily due to increased debt and decreased capitalized interest upon the opening of Stony Point, as well as the refinancing of Beverly Center, partially offset by decreases due to lower floating rates. Depreciation expense increased primarily due to the opening of Stony Point.

Unconsolidated Joint Ventures

        Total revenues for the three months ended June 30, 2004 were $79.6 million, a $0.2 million or 0.3% decrease from 2003. Minimum rents increased primarily due to the acquisition of the interest in Waterside Shops at Pelican Bay, as well as income from specialty retailers. Expense recoveries decreased primarily due to decreases in maintenance costs at certain centers, which were partially offset by Waterside.

        Total operating costs decreased by $1.3 million to $62.2 million for the three months ended June 30, 2004. Recoverable expenses decreased primarily due to decreases in maintenance costs at certain centers, which were partially offset by Waterside. Interest expense decreased due to the payoff of debt on Woodland.

        As a result of the foregoing, income of the Unconsolidated Joint Ventures increased by $1.1 million to $17.4 million. Our equity in income of the Unconsolidated Joint Ventures was $8.8 million, a $0.5 million increase from 2003.

Net Income

        As a result of the foregoing, our income before discontinued operations and minority and preferred interests increased by $9.4 million to $11.4 million for 2004. After allocation of income to minority and preferred interests, the net loss allocable to common shareowners for 2004 was $(3.9) million compared to $(13.1) million in 2003.

        Estimates regarding anticipated 2004 expenses are forward-looking statements and certain significant factors could cause the actual results to differ materially, including but not limited to: 1) increases in operating costs and 2) timing of transactions.

Comparison of the Six Months Ended June 30, 2004 to the Six Months Ended June 30, 2003

        The following table sets forth operating results for the six months ended June 30, 2004 and June 30, 2003, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

	Six Months Ended June 30, 2004		Six Months Ended June 30, 2003

	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100% (1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100% (1)

	(in millions of dollars)
REVENUES:
Minimum rents	107.6	100.8	99.4	97.0
Percentage rents	1.1	2.3	1.5	1.3
Expense recoveries	64.0	52.4	63.5	52.6
Management, leasing and development	10.2		10.4
Other	17.3	4.2	16.5	8.3

Total revenues	200.3	159.7	191.2	159.2

OPERATING COSTS:
Recoverable expenses	58.5	44.1	55.7	43.6
Other operating	16.8	10.4	18.4	10.2
Costs related to unsolicited tender offer, net of
recoveries	(1.0)		19.0
Management, leasing and development	9.8		10.1
General and administrative	11.8		12.2
Interest expense	45.7	39.6	41.5	40.7
Depreciation and amortization(2)	46.5	28.5	43.3	28.2

Total operating costs	188.0	122.6	200.3	122.6

	12.3	37.0	(9.0)	36.6

Equity in income of Unconsolidated Joint Ventures(2)	18.4		18.7

Income before discontinued operations and minority
and preferred interests	30.6		9.6
Discontinued operations:
Net gain on disposition of interest in center	0.2
EBITDA			5.6
Interest expense			(3.1)
Depreciation and amortization			(2.4)
Minority and preferred interests:
TRG preferred distributions	(4.7)		(4.5)
Minority share of consolidated joint ventures	(0.2)		0.1
Minority share of income of TRG	(8.3)		(0.2)
Distributions in excess of minority share of income	(9.4)		(17.1)

Net income (loss)	8.2		(11.9)
Series A preferred stock dividends	(8.3)		(8.3)

Net income (loss) allocable to common shareowners	(0.1)		(20.2)

SUPPLEMENTAL INFORMATION:
EBITDA - 100%	104.5	105.1	81.4	105.5
EBITDA - outside partners' share	(0.6)	(50.0)	(3.2)	(48.1)

Beneficial interest in EBITDA	103.8	55.1	78.2	57.4
Beneficial interest expense	(45.2)	(20.8)	(42.5)	(21.3)
Non-real estate depreciation	(1.2)		(1.3)
Preferred dividends and distributions	(13.0)		(12.8)

Funds from Operations contribution	44.4	34.4	21.6	36.1

(1)	With the exception of the Supplemental Information, amounts include 100% of the Unconsolidated Joint Ventures. Amounts are net of intercompany transactions. The Unconsolidated Joint Ventures are presented at 100% in order to allow for measurement of their performance as a whole, without regard to our ownership interest. In our consolidated financial statements, we account for investments in the Unconsolidated Joint Ventures under the equity method.
(2)	Amortization of our additional basis in the Operating Partnership included in equity in income of Unconsolidated Joint Ventures was $1.5 million in both 2004 and 2003. Also, amortization of the additional basis included in depreciation and amortization was $2.1 million and $2.2 million in 2004 and 2003, respectively.
(3)	Amounts in this table may not add due to rounding. Certain reclassifications have been made to prior year information to conform to current year classifications.

Consolidated Businesses

        Total revenues for the six months ended June 30, 2004 were $200.3 million, a $9.1 million or 4.8% increase over 2003. Minimum rents increased primarily due to the opening of Stony Point. Minimum rent also increased due to tenant rollovers and income from temporary tenants and specialty retailers, which offset decreases due to the decline in occupancy. Expense recoveries were consistent with the prior year, with increases due to the opening of Stony Point and property tax increases at certain centers offsetting adjustments to prior period recoveries. Other income increased due to increases in gains on peripheral land sales, partially offset by decreases in lease cancellation revenue. We expect that gains on sales of peripheral land will be $6 million to $7 million in 2004.

        Total operating costs were $188.0 million, a $12.3 million or 6.1% decrease over the comparable period in 2003. Recoverable expense increased primarily due to Stony Point, as well as increases in property taxes at certain other centers. Other operating expense decreased primarily due to decreases in bad debt expense and advertising and promotion costs. During the six months ended June 30, 2004, $1.0 million of insurance proceeds were received relating to costs expended in connection with the unsolicited tender offer, while $19.0 million in costs were incurred during the same period in 2003. Interest expense increased primarily due to increased debt and decreased capitalized interest upon the opening of Stony Point, as well as the refinancing of Beverly Center, partially offset by decreases due to lower floating rates. Depreciation expense increased primarily due to Stony Point.

Unconsolidated Joint Ventures

        Total revenues for the six months ended June 30, 2004 were $159.7 million, a $0.5 million or 0.3% increase from 2003. Minimum rents increased primarily due to the acquisition of the interest in Waterside Shops at Pelican Bay, as well as tenant rollovers and income from temporary tenants and specialty retailers. Percentage rents increased primarily due to Waterside. Other revenue decreased primarily due to a decrease in lease cancellation revenue.

        Total operating costs remained consistent at $122.6 million for the six months ended June 30, 2004. Increased expenses due to the acquisition of Waterside were offset by decreases in bad debt expense and recoverable expenses at other centers. Interest expense decreased primarily due to the payoff of debt on Woodland, partially offset by the 2003 refinancing of Millenia.

        As a result of the foregoing, income of the Unconsolidated Joint Ventures increased by $0.4 million to $37.0 million. Our equity in income of the Unconsolidated Joint Ventures was $18.4 million, a $0.3 million decrease from 2003.

Net Income

        As a result of the foregoing, our income before discontinued operations and minority and preferred interests increased by $21.0 million to $30.6 million for 2004. After allocation of income to minority and preferred interests, the net loss allocable to common shareowners for 2004 was $(0.1) million compared to $(20.2) million in 2003.

        Estimates regarding anticipated 2004 income and expenses are forward-looking statements and certain significant factors could cause the actual results to differ materially, including but not limited to: 1) actual results of negotiations with tenants, counterparties, potential purchasers of peripheral land, and others, 2) increases in operating costs, and 3) timing of transactions.

Reconciliation of Net Income (Loss) to Funds from Operations

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(in millions of dollars)

Net income (loss) allocable to common shareowners	(3.9)	(13.1)	(0.1)	(20.2)
Add (less) depreciation and gain on disposition of property:
Gain on disposition of interest in center	(0.2)		(0.2)
Depreciation and amortization (1):
Consolidated businesses at 100%	23.5	21.0	46.5	43.3
Minority partners in consolidated joint ventures	(0.0)	(0.5)	0.1	(1.2)
Discontinued operations		1.2		2.4
Share of unconsolidated joint ventures	8.3	8.9	16.0	17.5
Non-real estate depreciation	(0.6)	(0.7)	(1.2)	(1.3)

Add minority interests in TRG:
Minority share of income of TRG	2.7	(1.0)	8.3	0.2
Distributions in excess of minority share of income of TRG	6.2	9.8	9.4	17.1

Funds from Operations - TRG (2)	36.0	25.6	78.7	57.8

Funds from Operations - TCO (2)	21.8	15.4	47.9	35.4

(1)	Depreciation includes mall tenant allowance amortization of $2.0 million and $1.9 million for the three months ended June 30, 2004 and 2003, respectively, and $4.0 million and $3.3 million for the six months ended June 30, 2004 and 2003, respectively.
(2)	TRG’s FFO for the six months ended June 30, 2004 includes insurance recoveries related to the unsolicited tender offer of $1.0 million. TRG’s FFO for the three and six months ended June 30, 2003 includes costs of $9.2 million and $19.0 million, respectively, incurred in connection with the unsolicited tender offer. TCO’s share of TRG’s FFO is based on an average ownership of 61% and 60% during the three months ended June 30, 2004 and 2003, respectively, and 61% during both the six months ended June 30, 2004 and 2003.
(3)	Amounts in this table may not add due to rounding.

Reconciliation of Net Income (Loss) to Beneficial Interest in EBITDA

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(in millions of dollars)

Net income (loss) allocable to common shareowners	(3.9)	(13.1)	(0.1)	(20.2)
Add (less) depreciation and gain on disposition of property:
Gain on disposition of interest in center	(0.2)		(0.2)
Depreciation and amortization (1):
Consolidated businesses at 100%	23.5	21.0	46.5	43.3
Minority partners in consolidated joint ventures	(0.0)	(0.5)	0.1	(1.2)
Discontinued operations		1.2		2.4
Share of unconsolidated joint ventures	8.3	8.9	16.0	17.5

Add minority interests in TRG:
Minority share of income of TRG	2.7	(1.0)	8.3	0.2
Distributions in excess of minority share of income of TRG	6.2	9.8	9.4	17.1

Add (less) preferred interests and interest expense:
Preferred dividends and distributions	6.6	6.4	13.0	12.8
Interest expense for all businesses in continuing operations	42.6	41.5	85.3	82.2
Interest expense allocable to minority partners in
consolidated joint ventures	(0.2)	(0.9)	(0.5)	(2.1)
Interest expense of discontinued operations		1.5		3.1
Interest expense allocable to outside partners in
unconsolidated joint ventures	(9.2)	(10.0)	(18.8)	(19.4)

Beneficial interest in EBITDA - TRG	76.3	64.8	159.0	135.6

(1)	Amounts in this table may not add due to rounding.

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

Summaries of 2004 Capital Activities and Transactions

        As of June 30, 2004, we had a consolidated cash balance of $25.8 million. Additionally, we have a secured $275 million line of credit. This line had no borrowings as of June 30, 2004 and expires in November 2004 with a one-year extension option. We also have available a second secured bank line of credit of up to $40 million. This line had $13.4 million outstanding as of June 30, 2004 and expires in November 2004. We anticipate renewing this facility.

        During 2004, we completed a transaction to acquire the minority interest in Beverly Center. Also, through June 30, 2004, financings of approximately $810 million were completed relating to Beverly Center, Dolphin Mall, Oyster Bay, Stony Point Fashion Park, and The Mall at Wellington Green. These transactions are more fully described in Results of Operations.

Operating Activities

        Our net cash provided by operating activities was $47.1 million in 2004, compared to $55.6 million in 2003. In 2004, increases in cash related primarily to increases in rents and recoveries, and additional operating cash flows due to the opening of Stony Point Fashion Park, offset by payments of costs previously accrued in connection with the unsolicited tender offer and settlement of the Beverly Center swap agreement.

Investing Activities

        Net cash used in investing activities was $74.6 million in 2004 compared to $47.1 million in 2003. Cash used in investing activities was impacted by the timing of capital expenditures, with additions to properties in 2004 and 2003 for the construction of Northlake Mall and Stony Point Fashion Park, as well as other development activities and other capital items. A tabular presentation of 2004 capital spending is shown in Capital Spending. Additionally, $3.3 million was used in 2004 to acquire an additional interest in Beverly Center and $3.2 million was used in 2003 to acquire an additional interest in Great Lakes Crossing.

        Sources of cash used in funding these investing activities included distributions from Unconsolidated Joint Ventures, as well as the financing activities described in the next section. Contributions to Unconsolidated Joint Ventures of $33 million in 2004 were used to fund the repayment of debt at Woodland. Distributions in excess of earnings from Unconsolidated Joint Ventures provided $12.7 million in 2004 and $37.2 million in 2003. In 2003, these distributions included $21.0 million of excess proceeds from the March 2003 refinancing of The Mall at Millenia. Net proceeds from sales of peripheral land were $7.1 million and $1.3 million in 2004 and 2003, respectively. The timing of land sales is variable and proceeds from land sales can vary significantly from period to period.

Financing Activities

        Net cash provided by financing activities was $22.8 million in 2004, compared to $11.8 million of cash used in 2003. Net cash provided by financing activities was primarily impacted by cash requirements of the investing activities described in the preceding section. Proceeds from the issuance of debt, net of payments and issuance costs, were $97.8 million in 2004, compared to $46.6 million in 2003. Issuance of stock pursuant to the Continuing Offer related to the exercise of employee options contributed $1.2 million in 2004 and $1.5 million in 2003. Issuance of Series F Preferred Equity contributed $29.2 million in 2004. Issuance of partnership units contributed $2.6 million and $50.0 million in 2004 and 2003, respectively. Repurchases of common stock totaled $50.2 million and $52.8 million in 2004 and 2003, respectively. Total dividends and distributions paid were $57.8 million and $57.3 million in 2004 and 2003, respectively.

Beneficial Interest in Debt

        At June 30, 2004, the Operating Partnership’s debt and its beneficial interest in the debt of its Consolidated and Unconsolidated Joint Ventures totaled $2,232.7 million with an average interest rate of 5.68% excluding amortization of debt issuance costs and the effects of interest rate hedging instruments. These costs are reported as interest expense in the results of operations. Included in beneficial interest in debt is debt used to fund development and expansion costs. Beneficial interest in assets on which interest is being capitalized totaled $104.4 million as of June 30, 2004. Beneficial interest in capitalized interest was $1.4 million and $2.5 million for the three and six months ended June 30, 2004, respectively. The following table presents information about our beneficial interest in debt as of June 30, 2004 (amounts may not add due to rounding):

	Amount	Interest Rate Including Spread		LIBOR Swap Rate

	(in millions)
Fixed rate debt	$1,724.8	6.20%	(1)

Floating rate debt:
Swapped through September 2004	100.0	5.85		4.35%	(2)
Swapped through September 2004	120.0	4.20		2.05
Floating month to month	287.9	3.14	(1)

Total floating rate debt	$507.9	3.92	(1)

Total beneficial interest in debt	$2,232.7	5.68%	(1)

Amortization of financing costs (3)		0.30%

Average all-in rate		5.98%

(1)	Represents weighted average interest rate before amortization of financing costs.
(2)	This debt is also swapped from October 2004 through April 2005 at 5.25%.
(3)	Financing costs include financing fees, interest rate cap premiums, and losses on settlement of derivatives used to hedge the refinancing of certain fixed rate debt.

        In addition, as of June 30, 2004, $209.6 million of our beneficial interest in floating rate debt is covered under interest rate cap agreements with LIBOR cap rates ranging from 4.6% to 8.2% with terms ending August 2004 through July 2006.

Subsequent Events

        In July 2004, we acquired an additional 23.6% interest in International Plaza for $60.2 million in cash, bringing our ownership in the center to 50.1%. The beneficial interest in the center’s debt attributable to the additional interest acquired was $44.3 million. In conjunction with the purchase, we also prepaid our $20 million note to the former investor, which carried an interest rate of 13%. As a result of the acquisition we have a controlling interest in International Plaza and will consolidate it as of the purchase date.

        Also in July 2004, we closed on a $142 million construction facility for Northlake Mall. The facility has a three-year maturity with two one-year extension options and bears interest at a rate of LIBOR plus 1.75%. The payment of principal and interest is guaranteed 100% by the Operating Partnership. The amounts guaranteed and the interest rate on the loan may be reduced as certain performance and valuation criteria are met.

Sensitivity Analysis

        We have exposure to interest rate risk on our debt obligations and interest rate instruments. We use derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. We routinely use cap, swap, and treasury lock agreements to meet these objectives. Based on the Operating Partnership’s beneficial interest in floating rate debt in effect at June 30, 2004, excluding debt fixed under interest rate swaps, a one percent increase or decrease in interest rates on this floating rate debt would decrease or increase cash flows by approximately $3.8 million and, due to the effect of capitalized interest, annual earnings by approximately $3.6 million. Based on our consolidated debt and interest rates in effect at June 30, 2004, a one percent increase in interest rates would decrease the fair value of debt by approximately $62.3 million, while a one percent decrease in interest rates would increase the fair value of debt by approximately $67.1 million.

Contractual Obligations

        In conducting our business, we enter into various contractual obligations, including those for debt, capital leases for property improvements, operating leases for office space and land, purchase obligations (primarily for construction), and other long-term commitments. As debt obligations and the timing of planned capital spending can vary significantly from period to period, updated information relating to these items as of June 30, 2004 is provided in the table below:

	Payments due by period

	Total	Less than 1 year (2004)	1-3 years (2005-2006)	3-5 years (2007-2008)	More than 5 years (2009 +)
	(in millions of dollars)
Debt (1):
Lines of credit	13.4	13.4
Property level debt	1,587.8	7.0	351.8	174.2	1,054.8
Purchase obligations -
Planned capital spending (2)	149.1	76.4	72.7

(1)	The settlement periods for debt do not consider extension options.
(2)	As of June 30, 2004, we were contractually liable for $30.8 million of this planned spending. See Planned Capital Spending for detail regarding planned funding.
(3)	Amounts in this table may not add due to rounding.

        In addition, during the second quarter of 2004, the Company signed a new 10-year lease for its office space, which provides for payments of $18.7 million over the lease term.

        In May 2004, we entered into a series of agreements related to a project at Oyster Bay, New York (see Planned Capital Spending). The property is being developed in a build-to-suit structure to facilitate a 1031 like-kind exchange in order to provide flexibility for disposing of assets in the future. While we have no specific asset sale in mind, we are committed to recycling our capital over time and believe that this planning will facilitate future transactions. A third party acquired our option to purchase land at Oyster Bay, New York and reimbursed us for our project costs to date. Subsequently, the third party acquired the land and became the owner of the project. We are the developer of the project and have an option to purchase the project. The owner will provide 3% of project funding and will lease the property to a wholly owned subsidiary of the Operating Partnership. A senior lender will provide 62% of the project costs at a rate of LIBOR plus 2.0%. We will provide 35% of the project funding under a junior subordinated financing at LIBOR plus 2.75% to the owner. We will also guarantee the lease payments and the completion of the project. The lease payments are structured to cover debt service on the senior loan, junior loan, a return (greater of LIBOR plus 4.0% or 8.0%) on the owner’s 3% equity investment during the term of the lease, and repayment of the principal and 3% equity contribution upon termination. As of June 30, 2004, the balances of the senior loan and owner equity contribution were $35.9 million and $1.7 million, respectively; the senior loan is limited to a total commitment of $62 million until zoning is obtained. We consolidate the owner and other entities described above and the junior loan and other intercompany transactions are eliminated in consolidation.

Loan Commitments and Guarantees

        Certain loan agreements contain various restrictive covenants, including minimum net worth requirements, minimum debt service coverage ratios, a maximum payout ratio on distributions, a minimum debt yield ratio, fixed charges coverage ratio, and a leverage ratio, the latter three being the most restrictive. The Operating Partnership is in compliance with all of its covenants.

        Certain debt agreements, including all construction facilities, contain performance and valuation criteria that must be met for the loans to be extended at the full principal amounts; these agreements provide for partial prepayments of debt to facilitate compliance with extension provisions.

        Payments of principal and interest on the loans in the following table are guaranteed by the Operating Partnership as of June 30, 2004.

Center	Loan balance as of 6/30/04	TRG's beneficial interest in loan balance as of 6/30/04	Amount of loan balance guaranteed by TRG as of 6/30/04	% of loan balance guaranteed by TRG	% of interest guaranteed by TRG
	(in millions of dollars)
Dolphin Mall	144.5	144.5	144.5	100%	100%
The Mall at Millenia	2.0	1.0	1.0	50	50
The Mall at Wellington Green	140.0	126.0	140.0	100	100
The Shops at Willow Bend	148.1	148.1	148.1	100	100

        Payments of rent and all other sums payable related to the Oyster Bay agreements are guaranteed by the Operating Partnership. As of June 30, 2004, the balances of the senior loan and owner equity contribution (see Contractual Obligations) were $35.9 million and $1.7 million, respectively. Additionally, the Operating Partnership guarantees the Northlake Mall loan (see Subsequent Events).

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

        Based on a market value at June 30, 2004 of $22.89 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $570 million. The purchase of these interests at June 30, 2004 would have resulted in our owning an additional 31% interest in the Operating Partnership.

Capital Spending

        Capital spending for routine maintenance of the shopping centers is generally recovered from tenants. Capital spending through June 30, 2004 not recovered from tenants is summarized in the following table:

	2004 (1)

	Consolidated Businesses		Beneficial Interest in Consolidated Businesses		Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures

	(in millions of dollars)
Development, renovation, and expansion:
Existing centers	0.9		0.6		10.0	4.7
New centers	14.1	(2)	14.1	(2)
Pre-construction development activities, net of charge to operations	25.1	(3)	25.1	(3)
Mall tenant allowances (4)	5.3		5.3		2.8	1.3
Corporate office improvements and
equipment	0.4		0.4
Other	0.5		0.5

Total	46.4		46.1		12.8	6.0

(1)	Costs are net of intercompany profits and are computed on an accrual basis.
(2)	Primarily includes costs related to Northlake Mall.
(3)	Primarily includes acquisition of land and related project costs of Oyster Bay.
(4)	Excludes initial lease-up costs.
(5)	Amounts in this table may not add due to rounding.

        For the quarter ended June 30, 2004, in addition to the costs above, we incurred our $3.5 million share of Consolidated Businesses’ and $1.3 million share of Unconsolidated Joint Ventures’ capitalized leasing costs. Our share of repair and asset replacement costs that will be reimbursed by tenants was $2.0 million of Consolidated Businesses’ and $0.3 million of Unconsolidated Joint Ventures’. Also during this period, our share of reimbursements by tenants for capitalizable expenditures of prior periods was $2.0 million for Consolidated Businesses and $1.5 million for Unconsolidated Joint Ventures. The expenditures reimbursable by the tenants and the related reimbursements are classified as recoverable expenses and expense recoveries, respectively, and both are included in our Funds from Operations.

        The following table presents a reconciliation of the Consolidated Businesses’ capital spending shown above to cash additions to properties as presented in our Consolidated Statement of Cash Flows for the quarter ended June 30, 2004:

(in millions)
Consolidated Businesses' capital spending not recovered from tenants	$46.4
Repair and asset replacement costs reimbursable by tenants	2.0
Repair and asset replacement costs reimbursed by tenants	(2.1)
Differences between cash and accrual basis	11.8

Additions to properties	$58.1

Planned Capital Spending

        Northlake Mall, a new 1.1 million square foot enclosed center in Charlotte, North Carolina, will be anchored by Dillard’s, Hecht’s, Belk, Dick’s Sporting Goods, and AMC Theatres. The center is scheduled to open September 15, 2005 and is expected to cost approximately $175 million. We expect returns on this investment to be approximately 11% at stabilization.

        Future construction costs for Northlake Mall will be funded through a construction facility (see Subsequent Events).

        Our approximately $59.3 million balance of development pre-construction costs as of June 30, 2004 consists of costs relating to a project in the Town of Oyster Bay, New York. Both Neiman Marcus and Lord & Taylor have committed to the project and retailer interest has been very strong. Although we still need to obtain the necessary entitlement approvals to move forward with the project, we are encouraged by six straight favorable court decisions. A hearing date for the opposition’s latest appeal is expected to be in September or October 2004. While the timing and outcome of decisions in the continuing litigation process are uncertain, the entitlement litigation is likely to be resolved within a year. We expect continued success with the ongoing litigation, but if we are ultimately unsuccessful in the litigation process, it is anticipated that our recovery on this asset would be significantly less than our current investment.

        Assuming we are able to begin construction in late 2004, we would expect to open the center in late 2006. The acquisition of the land occurred in May 2004 and we are well along with the demolition of the existing industrial buildings on the site. The amount of additional spending on this project in 2004 is dependent upon the timing of the resolution of the litigation and municipal approvals. The returns on this project will be somewhat lower than our normal targets due to the significant pre–development and construction costs on this site.

        The following table summarizes planned capital spending for the entire year of 2004 (including amounts described in the table above) that is not recovered from tenants. The table excludes acquisitions of interests in operating centers (see Results of Operations — Acquisitions).

	2004 (1)

	Consolidated Businesses		Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures

	(in millions of dollars)
Development, renovation, and expansion	71.9	(2)	71.9	10.3	4.8
Mall tenant allowances	12.1		11.8	7.5	3.4
Pre-construction development and other	38.7	(3)	38.7	0.5	0.3

Total	122.7		122.4	18.3	8.5

(1)	Costs are net of intercompany profits.
(2)	Primarily includes costs related to Northlake Mall.
(3)	Primarily includes the land acquisition and other preliminary costs related to the Oyster Bay project.
(4)	Amounts in this table may not add due to rounding.

        The Operating Partnership anticipates that its share of costs for development projects scheduled to be completed in 2005 will be as much as $73 million in 2005. Estimates of future capital spending include only projects approved by our Board of Directors and, consequently, estimates will change as new projects are approved. We are currently exploring redevelopment opportunities at Waterside Shops at Pelican Bay. Potential costs related to this project are excluded from the table above.

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

        On May 18, 2004, we declared a quarterly dividend of $0.27 per common share payable July 20, 2004 to shareowners of record on June 30, 2004. The Board of Directors also declared a quarterly dividend of $0.51875 per share on our 8.3% Series A Preferred Stock, paid June 30, 2004 to shareowners of record on June 18, 2004.

        The tax status of total 2004 common dividends declared and to be declared, assuming continuation of a $0.27 per common share quarterly dividend is estimated to be approximately 39% return of capital, and approximately 61% ordinary income. The tax status of total 2004 dividends to be paid on Series A Preferred Stock is estimated to be 100% ordinary income. These are forward-looking statements and certain significant factors could cause the actual results to differ materially, including: (1) the amount of dividends declared, (2) changes in our share of anticipated taxable income of the Operating Partnership due to the actual results of the Operating Partnership, (3) changes in the number of our outstanding shares, (4) property acquisitions or dispositions, (5) financing transactions, including refinancing of existing debt, (6) changes in interest rates, (7) amount and nature of development activities, and (8) changes in the tax laws or their application.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

        As a result of the termination of the Unsolicited Tender Offer, the Simon litigation has been dismissed with prejudice (Management’s Discussion and Analysis of Financial Condition and Results of Operations, Unsolicited Tender Offer). There remain two shareholder class and derivative actions which, in the opinion of the Company, are not material.

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

Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

4/12/04 through 4/30/04	636,100	$20.62	636,100	$37,065,256
5/1/04 through 5/25/04	1,811,681	$20.46	1,811,681	$0

Total	2,447,781	$20.50	2,447,781	$0

        In March 2000, the Company’s Board of Directors authorized the purchase of up to $50 million of the Company’s common stock in the open market. For each share of the Company’s stock repurchased, an equal number of the Company’s Operating Partnership units are redeemed. In February 2003, the Company’s Board of Directors authorized the expansion of the existing buyback program to repurchase up to an additional $100 million of the Company’s common shares. Repurchases of common stock have been financed through general corporate funds, including funds received from equity issuances, and through borrowings under existing lines of credit.

        On May 27, 2004, the Operating Partnership sold $30 million of its 8.20% Series F Cumulative Redeemable Preferred Equity to an institutional investor in a private placement and paid $750 thousand in placement fees in connection therewith. The securities were not registered under the Securities Act of 1933, as amended (the “Act”) because the transaction was exempt from registration pursuant to Section 4(2) of the Act. The Operating Partnership relied upon the Section 4(2) exemption from registration based on (a) the fact that there was a single purchaser, (b) purchaser’s written representations to the Operating Partnership, and (c) the lack of any general solicitation in the offering. At any time, on or after May 27, 2014, the securities may be exchanged for Series F Preferred Stock of Taubman Centers, Inc.

Item 4. Submission of Matters to a Vote of Security Holders

        On May 18, 2004, we held our annual meeting of shareholders. The matters on which shareholders voted were: the election of three directors to serve a three-year term, and the ratification of the Board’s selection of KPMG LLP as our independent auditors for the year ended December 31, 2004. Allan J. Bloostein and Jerome A. Chazen were re-elected and Craig Hatkoff was elected at the meeting. The six remaining incumbent directors, Robert S. Taubman, Lisa A. Payne, Myron E. Ullman, III, Graham T. Allison, Peter Karmanos, Jr. and William S. Taubman, continued to hold office after the meeting. The shareholders ratified the selection of the independent auditors. The results of the voting are shown below:

Election of Directors
NOMINEES	VOTES FOR	VOTES WITHHELD
Allan J. Bloostein	65,432,771	9,725,481

Jerome A. Chazen	65,411,110	9,747,142

Craig Hatkoff	72,870,029	2,288,223

Ratification of Auditors
73,350,264	Votes were cast for ratification;

1,802,188	Votes were cast against ratification; and

5,800	Votes abstained (including broker non-votes).

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

3 10 (a) 10 (b) 10 (c) 12 31 (a) 31 (b) 32 (a) 32 (b) 99	-- -- -- -- -- -- -- -- -- --	Composite copy of Articles of Incorporation of Taubman Centers, Inc., including all amendments to date.

Registration Rights Agreement by and between Taubman Centers, Inc. and
GSEP 2004 Realty Corp. and dated as of May 27, 2004.

Private Placement Purchase Agreement among Taubman Centers, Inc., The
Taubman Realty Group Limited Partnership and GSEP 2004 Realty Corp. and
dated as of May 27, 2004.

Annex III to The Second Amendment and Restatement of Agreement of Limited
Partnership of The Taubman Realty Group Limited Partnership dated as of May
27, 2004.

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

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

Debt Maturity Schedule

b) Current Reports on Form 8-K.

Report on Form 8-K dated June 10, 2004 filing under Item 5, an exhibit containing federal income tax considerations relating to the Company’s taxation as a real estate investment trust.

Report on Form 8-K dated April 28, 2004 furnishing under Item 12, a copy of our first quarter 2004 earnings release.*

Report on Form 8-K dated April 8, 2004 filing under Item 5, a copy of a press release regarding the General Motors Pension Trusts regional mall portfolio managed by the Company.

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

Date: August 5, 2004	TAUBMAN CENTERS, INC. By: /s/ Lisa A. Payne Lisa A. Payne Executive Vice President, Chief Financial and Administrative Officer, and Director