Form 10-Q
period 2004-09-30
TAUBMAN CENTERS INC
filed 2004-11-01
CIK 890319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2004
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

        As of October 29, 2004, there were outstanding 48,600,865 shares of the Company’s common stock, par value $0.01 per share.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

The following consolidated financial statements of Taubman Centers, Inc. (the Company) are provided pursuant to the requirements of this item.

TAUBMAN CENTERS, INC.

CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	September 30 2004	December 31 2003
Assets:
Properties	$2,906,363	$2,519,922
Accumulated depreciation and amortization	(539,720)	(450,515)

	$2,366,643	$2,069,407
Investment in Unconsolidated Joint Ventures (Note 5)	22,629	6,093
Cash and cash equivalents (Note 6)	27,288	30,403
Accounts and notes receivable, less allowance for doubtful accounts of
$9,122 and $7,403 in 2004 and December 31, 2003	29,979	32,592
Accounts and notes receivable from related parties	1,784	1,679
Deferred charges and other assets	55,513	46,796

	$2,503,836	$2,186,970

Liabilities:
Notes payable (Note 6)	$1,892,925	$1,495,777
Accounts payable and accrued liabilities	224,246	258,938
Dividends and distributions payable	13,105	13,481

	$2,130,276	$1,768,196
Commitments and Contingencies (Notes 6 and 9)

Preferred Equity of TRG (Notes 1 and 7)	$126,492	$97,275

Partners' Equity of TRG allocable to minority partners (Note 1)

Shareowners' Equity:
Series A Cumulative Redeemable Preferred Stock, $0.01 par value,
8,000,000 shares authorized, $200 million liquidation preference,
8,000,000 shares issued and outstanding at September 30, 2004
and December 31, 2003	$80	$80
Series B Non-Participating Convertible Preferred Stock, $0.001 par
and liquidation value, 40,000,000 shares authorized, 29,855,737 and 29,819,738 shares issued and outstanding at September 30,
2004 and December 31, 2003	30	30
Series C Cumulative Redeemable Preferred Stock, $0.01 par
value, 2,000,000 shares authorized, $75 million liquidation preference, none issued
Series D Cumulative Redeemable Preferred Stock, $0.01 par value,
250,000 shares authorized, $25 million liquidation preference, none issued
Series F Cumulative Redeemable Preferred Stock, $0.01 par value,
300,000 shares authorized, $30 million liquidation preference, none issued
Common Stock, $0.01 par value, 250,000,000 shares authorized,
48,538,366 and 49,936,786 shares issued and outstanding at
September 30, 2004 and December 31, 2003	485	499
Additional paid-in capital	632,716	664,362
Accumulated other comprehensive income (loss)	(12,648)	(12,593)
Dividends in excess of net income	(373,595)	(330,879)

	$247,068	$321,499

	$2,503,836	$2,186,970

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Three Months Ended September 30
	2004	2003
Revenues:
Minimum rents	$61,865	$51,371
Percentage rents	1,179	951
Expense recoveries	35,006	29,939
Revenues from management, leasing, and development services	6,110	5,087
Other	6,741	5,318

	$110,901	$92,666

Operating Expenses:
Recoverable expenses	$32,845	$28,409
Other operating	9,509	8,231
Costs related to unsolicited tender offer, net of recoveries (Note 4)		6,046
Management, leasing, and development services	4,890	4,326
General and administrative	7,604	5,837
Interest expense	24,652	20,562
Depreciation and amortization	27,069	22,251

	$106,569	$95,662

Income (loss) before equity in income of Unconsolidated Joint Ventures,
discontinued operations, and minority and preferred interests	$4,332	$(2,996)
Equity in income of Unconsolidated Joint Ventures (Note 5)	8,291	8,144

Income before discontinued operations and minority and preferred interests	$12,623	$5,148
Discontinued operations:
Net gain on disposition of interest in center	136
Income from operations (Note 1)		55

Income before minority and preferred interests	$12,759	$5,203
Minority interest in consolidated joint ventures	221	53
Minority interest in TRG:
TRG income allocable to minority partners	(3,103)	(287)
Distributions in excess of income allocable to minority partners	(5,752)	(8,773)
TRG Series C, D, and F preferred distributions (Note 1)	(2,865)	(2,250)

Net income (loss)	$1,260	$(6,054)
Series A preferred stock dividends	(4,150)	(4,150)

Net income (loss) allocable to common shareowners	$(2,890)	$(10,204)

Net income (loss)	$1,260	$(6,054)
Other comprehensive income (loss):
Change in fair value of available-for-sale securities		(247)
Unrealized gain on interest rate instruments	366	911
Reclassification adjustment for amounts recognized in net income	315	164

Comprehensive income (loss)	$1,941	$(5,226)

Basic and diluted earnings per common share (Note 10):
Income (loss) from continuing operations	$(0.06)	$(0.21)

Net income (loss)	$(0.06)	$(0.21)

Cash dividends declared per common share	$0.27	$0.26

Weighted average number of common shares outstanding	48,159,799	49,348,000

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Nine Months Ended September 30
	2004	2003
Revenues:
Minimum rents	$169,511	$150,764
Percentage rents	2,282	2,440
Expense recoveries	98,996	93,440
Revenues from management, leasing, and development services	16,339	15,450
Other	24,042	21,792

	$311,170	$283,886

Operating Expenses:
Recoverable expenses	$91,304	$84,114
Other operating	26,344	26,616
Costs related to unsolicited tender offer, net of recoveries (Note 4)	(1,044)	25,058
Management, leasing, and development services	14,671	14,387
General and administrative	19,384	18,074
Interest expense	70,377	62,083
Depreciation and amortization	73,540	65,596

	$294,576	$295,928

Income (loss) before equity in income of Unconsolidated Joint Ventures,
discontinued operations, and minority and preferred interests	$16,594	$(12,042)
Equity in income of Unconsolidated Joint Ventures (Note 5)	26,663	26,829

Income before discontinued operations and minority and preferred interests	$43,257	$14,787
Discontinued operations:
Net gain on disposition of interest in center	289
Income from operations (Note 1)		173

Income before minority and preferred interests	$43,546	$14,960
Minority interest in consolidated joint ventures	36	143
Minority interest in TRG:
TRG income allocable to minority partners	(11,386)	(529)
Distributions in excess of income allocable to minority partners	(15,168)	(25,827)
TRG Series C, D, and F preferred distributions (Note 1)	(7,604)	(6,750)

Net income (loss)	$9,424	$(18,003)
Series A preferred stock dividends	(12,450)	(12,450)

Net income (loss) allocable to common shareowners	$(3,026)	$(30,453)

Net income (loss)	$9,424	$(18,003)
Other comprehensive income (loss):
Change in fair value of available-for-sale securities		(297)
Realized loss on interest rate instruments	(6,054)
Unrealized gain on interest rate instruments	5,054	1,556
Reclassification adjustment for amounts recognized in net income	945	492

Comprehensive income (loss)	$9,369	$(16,252)

Basic and diluted earnings per common share (Note 10):
Income (loss) from continuing operations	$(0.07)	$(0.60)

Net income (loss)	$(0.06)	$(0.60)

Cash dividends declared per common share	$0.81	$0.78

Weighted average number of common shares outstanding	49,145,132	50,562,963

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30
	2004	2003
Cash Flows From Operating Activities:
Income before minority and preferred interests	$43,546	$14,960
Adjustments to reconcile income before minority and preferred interests to net cash provided by operating activities:
Depreciation and amortization of continuing operations	73,540	65,596
Depreciation and amortization of discontinued operations		3,227
Provision for losses on accounts receivable	2,978	3,633
Gains on sales of land	(5,752)	(1,361)
Settlement of swap agreement (Note 6)	(6,054)
Other	2,448	3,167
Increase (decrease) in cash attributable to changes in assets and liabilities:
Receivables, deferred charges and other assets	(2,079)	(4,231)
Accounts payable and other liabilities	(27,469)	2,548

Net Cash Provided by Operating Activities	$81,158	$87,539

Cash Flows From Investing Activities:
Additions to properties	$(83,137)	$(109,015)
Proceeds from sales of land	7,827	1,344
Acquisition of interests in centers, net of cash transferred in (Note 3)	(61,837)	(8,126)
Dividend received from technology investment		305
Contributions to Unconsolidated Joint Ventures (Note 6)	(71,253)
Distributions from Unconsolidated Joint Ventures in excess of income	19,952	44,994

Net Cash Used In Investing Activities	$(188,448)	$(70,498)

Cash Flows From Financing Activities:
Debt proceeds	$786,393	$397,412
Debt payments	(575,686)	(333,009)
Debt issuance costs	(9,229)	(3,285)
Issuance of common stock pursuant to Continuing Offer (Note 8)	7,690	1,645
Issuance of partnership units (Note 8)	2,644	49,985
Issuance of preferred equity (Note 7)	29,217
Repurchase of common stock (Note 7)	(50,178)	(52,762)
Distributions to minority and preferred interests	(34,158)	(33,106)
Cash dividends to Series A preferred shareowners	(12,450)	(12,450)
Cash dividends to common shareowners	(40,068)	(39,994)

Net Cash Provided By (Used In) Financing Activities	$104,175	$(25,564)

Net Decrease In Cash and Cash Equivalents	$(3,115)	$(8,523)

Cash and Cash Equivalents at Beginning of Period	30,403	32,470

Cash and Cash Equivalents at End of Period	$27,288	$23,947

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Interim Financial Statements

        Taubman Centers, Inc. (the Company or TCO), a real estate investment trust, or REIT, is the managing general partner of The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG). The Operating Partnership is an operating subsidiary that engages in the ownership, management, leasing, acquisition, development, and expansion of regional retail shopping centers and interests therein. The Operating Partnership’s owned portfolio as of September 30, 2004 included 21 urban and suburban shopping centers in nine states. Another center is currently under construction in North Carolina.

        The consolidated financial statements of the Company include all accounts of the Company, TRG, and its consolidated subsidiaries, including The Taubman Company LLC (the Manager). The Company also consolidates the accounts of the owner of the Oyster Bay project (Note 6), which qualifies as a variable interest entity under FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (FIN 46R) and in which the Operating Partnership holds the majority variable interest. All intercompany transactions have been eliminated. Investments in entities not controlled but over which the Company has significant influence (Unconsolidated Joint Ventures) are accounted for under the equity method. The Company has evaluated its investments in the Unconsolidated Joint Ventures and has concluded that the ventures are not variable interest entities as defined in FIN 46R. Accordingly, the Company continues to account for its interests in these ventures under the guidance in Statement of Position 78-9 (SOP 78-9). The Company’s partners or other owners in these Unconsolidated Joint Ventures have important rights, as contemplated by paragraphs .09 and .10 of SOP 78-9, including approval rights over annual operating budgets, capital spending, financing, admission of new partners/members, or sale of the properties and the Company has concluded that the equity method of accounting is appropriate for these interests. Specifically, the Company’s 79% investment in Westfarms is through a general partnership in which the other general partners have approval rights over annual operating budgets, capital spending, refinancing, or sale of the property. Under the equity method of accounting, the investments in Joint Ventures are initially recorded at cost, and subsequently increased for additional contributions and allocations of income and reduced for distributions received.

        At September 30, 2004, the Operating Partnership’s equity included four classes of preferred equity (Series A, C, D, and F) and the net equity of the partnership unitholders. Net income and distributions of the Operating Partnership are allocable first to the preferred equity interests, and the remaining amounts to the general and limited partners in the Operating Partnership in accordance with their percentage ownership. The Series A Preferred Equity is owned by the Company and is eliminated in consolidation. The Series C, D, and F Preferred Equity are owned by institutional investors and have no stated maturity, sinking fund, or mandatory redemption requirements. The Series C and D Preferred Equity have a fixed 9% coupon rate and the Series F Preferred Equity has a fixed 8.2% coupon rate. The Company can redeem the Series C, D, and F Preferred Equity beginning in September 2004, November 2004, and May 2009, respectively. The Series C, D, and F Preferred Equity are convertible into Taubman Centers Preferred Stock beginning 10 years from the initial dates of issuance, having substantially similar terms as the related classes of preferred equity. The Series B Preferred Stock is currently held by partners in TRG other than the Company. The Series B Preferred Stock entitles its holders to one vote per share on all matters submitted to the Company’s shareholders and votes together with the common stock on all matters as a single class.

        Because the net equity of the Operating Partnership unitholders is less than zero, the interest of the noncontrolling unitholders is presented as a zero balance in the consolidated balance sheet as of September 30, 2004 and December 31, 2003. The income allocated to the noncontrolling unitholders is equal to their share of distributions. The net equity of the Operating Partnership is less than zero because of accumulated distributions in excess of net income and not as a result of operating losses. Distributions to partners are usually greater than net income because net income includes non-cash charges for depreciation and amortization.

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

        The Company’s ownership in the Operating Partnership at September 30, 2004 consisted of a 60% managing general partnership interest, as well as the Series A Preferred Equity interest. The Company’s average ownership percentage in the Operating Partnership for both the nine months ended September 30, 2004 and 2003 was 61%. At September 30, 2004, the Operating Partnership had 80,510,645 units of partnership interest outstanding, of which the Company owned 48,538,366. Included in the total units outstanding are 43,514 units issued in connection with the 1999 acquisition of Lord Associates that currently do not receive allocations of income or distributions, and 2,083,333 non-voting units issued in May 2003.

        Biltmore Fashion Park was sold in December 2003. The Company has separately presented the results of Biltmore Fashion Park as discontinued operations through the date of the sale. In 2004, the Company recognized a $0.3 million adjustment to the gain on the disposition of the center.

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

Note 2 – Income Taxes

        The Company’s Taxable REIT Subsidiaries are subject to corporate level income taxes, which are provided for in the Company’s financial statements. The Company’s deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. The Company’s temporary differences primarily relate to deferred compensation and depreciation. During the three and nine months ended September 30, 2004, the Company’s federal income tax expense was zero as a result of a net operating loss incurred from its Taxable REIT Subsidiaries. As of September 30, 2004, the Company had a net deferred tax asset of $3.4 million, after a valuation allowance of $9.8 million.

Note 3 – Acquisitions

        In July 2004, the Company acquired an additional 23.6% interest in International Plaza from an outside owner for $60.2 million in cash, increasing its ownership in the center to 50.1%. The center is encumbered by a $187.5 million mortgage; the beneficial interest in the debt attributable to the additional interest acquired is $44.3 million. In conjunction with the purchase, the Company also repaid its $20 million note to the former investor, which carried an interest rate of 13%. As a result of the acquisition, the Company has a controlling interest in the center and began consolidating its results as of the purchase date. Prior to the acquisition date, the Company accounted for International Plaza on the equity method. At the date of the acquisition, the center’s assets and liabilities were $241 million and $208 million, respectively. The Company has not yet finalized its allocations of the purchase price to the tangible and intangible assets and liabilities acquired. As of September 30, 2004, the Operating Partnership has a preferred investment in International Plaza of $30 million, on which an annual preferential return of 8.25% will accrue. In addition to the preferred return on its investment, the Operating Partnership is entitled to receive the balance of its preferred investment before any available cash will be utilized for distribution to the non-preferred partner.

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

        In January 2004, the Company purchased the additional 30% ownership of Beverly Center from Sheldon Gordon and the estate of E. Phillip Lyon. Consideration of approximately $11 million for this interest consisted of $3.3 million in cash and 276,724 of newly issued partnership units valued at $27.50 per unit. The price of the acquisition was determined pursuant to a 1988 option agreement between the Company and a partnership controlled by Mr. Gordon and Mr. Lyon. The Company had carried the $11 million net exercise price as a liability on its balance sheet. The Company already recognized 100% of the financial results of the center in its financial statements.

Note 4 – Unsolicited Tender Offer

        During the nine months ended September 30, 2004, the Company received $1.0 million in insurance recoveries relating to the unsolicited tender offer and related litigation, which were withdrawn and ended in October 2003. Costs incurred in connection with the unsolicited tender offer were $25.1 million during the nine months ended September 30, 2003.

Note 5 — Investments in Unconsolidated Joint Ventures

        The Company has investments in joint ventures that own shopping centers. The Operating Partnership is the managing general partner or managing member of these Unconsolidated Joint Ventures, except for the ventures that own Arizona Mills, The Mall at Millenia, and Waterside Shops at Pelican Bay.

Shopping Center	Ownership as of September 30, 2004
Arizona Mills	50%
Fair Oaks	50
The Mall at Millenia	50
Stamford Town Center	50
Sunvalley	50
Cherry Creek	50
Waterside Shops at Pelican Bay	25
Westfarms	79
Woodland	50

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

        Combined balance sheet and results of operations information is presented in the following table for all Unconsolidated Joint Ventures, followed by the Operating Partnership’s beneficial interest in the combined information. The combined information of the Unconsolidated Joint Ventures as of December 31, 2003 excludes the balances of Waterside Shops at Pelican Bay. A 25% interest in this center was acquired in December 2003. The results of International Plaza are included in this information through the acquisition date (Note 3). TRG’s basis adjustments as of September 30, 2004 include $67 million, $8 million, and $8 million related to the acquisitions of interests in Sunvalley, Arizona Mills, and Waterside, respectively, representing the differences between the acquisition prices and the book values of the ownership interests acquired. These amounts are being depreciated over the remaining useful lives of the underlying assets. Beneficial interest is calculated based on the Operating Partnership’s ownership interest in each of the Unconsolidated Joint Ventures.

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	September 30	December 31
	2004	2003
Assets:
Properties	$1,072,956	$1,250,964
Accumulated depreciation and amortization	(354,578)	(331,321)

	$718,378	$919,643
Cash and cash equivalents	15,835	28,448
Accounts and notes receivable	13,328	16,504
Deferred charges and other assets	30,279	29,526

	$777,820	$994,121

Liabilities and accumulated deficiency in assets:
Notes payable	$1,008,624	$1,345,824
Accounts payable and other liabilities	45,784	61,614
TRG's accumulated deficiency in assets	(179,126)	(231,456)
Unconsolidated Joint Venture Partners' accumulated
deficiency in assets	(97,462)	(181,861)

	$777,820	$994,121

TRG's accumulated deficiency in assets (above)	$(179,126)	$(231,456)
TRG's investment in Waterside Shops at Pelican Bay		22,129
TRG basis adjustments, including elimination of
intercompany profit	84,828	96,213
TCO's additional basis	116,927	119,207

Investment in Unconsolidated Joint Ventures	$22,629	$6,093

	Three Months Ended September 30		Nine Months Ended September 30

	2004	2003	2004	2003
Revenues	$69,446	$75,714	$229,005	$234,935

Recoverable and other operating expenses	$25,696	$27,967	$83,073	$84,521
Interest expense	17,351	21,077	56,937	61,733
Depreciation and amortization	10,126	12,592	37,191	40,098

Total operating costs	$53,173	$61,636	$177,201	$186,352

Net income	$16,273	$14,078	$51,804	$48,583

Net income allocable to TRG	$8,272	$7,535	$26,500	$25,847
Realized intercompany profit and TRG's
additional basis	779	1,369	2,443	3,262
Depreciation of TCO's additional basis	(760)	(760)	(2,280)	(2,280)

Equity in income of Unconsolidated Joint Ventures	$8,291	$8,144	$26,663	$26,829

Beneficial interest in Unconsolidated Joint Ventures'
operations:
Revenues less recoverable and other operating
expenses	$24,769	$26,923	$79,913	$84,352
Interest expense	(9,641)	(11,032)	(30,402)	(32,325)
Depreciation and amortization	(6,837)	(7,747)	(22,848)	(25,198)

Equity in income of Unconsolidated Joint Ventures	$8,291	$8,144	$26,663	$26,829

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 6 – Beneficial Interest in Debt and Interest Expense

        In August 2004, the $76 million loan on Stamford Town Center was repaid by the joint venture partners. The Operating Partnership used borrowings under a line of credit for its 50% share of the repayment.

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

        In May 2004, the Operating Partnership entered into a series of agreements related to a project at Oyster Bay, New York. The property is being developed in a build-to-suit structure to facilitate a 1031 like-kind exchange in order to provide flexibility for disposing of assets in the future. While the Company has no specific asset sale in mind, the Company is committed to recycling its capital over time and believes that this planning will facilitate future transactions. A third party acquired the Operating Partnership’s option to purchase land at Oyster Bay, New York and reimbursed it for its project costs to date. Subsequently, the third party acquired the land and became the owner of the project. The Operating Partnership is the developer of the project and has an option to purchase the project. The owner will provide 3% of project funding and will lease the property to a wholly owned subsidiary of the Operating Partnership. A senior lender will provide 62% of the project costs at a rate of LIBOR plus 2.0%. A wholly owned subsidiary of the Operating Partnership will provide 35% of the project funding under a junior subordinated financing at LIBOR plus 2.75% to the owner. The Operating Partnership will also guarantee the lease payments and the completion of the project. The lease payments are structured to cover debt service on the senior loan, junior loan, a return (greater of LIBOR plus 4.0% or 8.0%) on the owner’s 3% equity investment during the term of the lease, and repayment of the principal and 3% equity contribution upon termination. As of September 30, 2004, the balances of the senior loan and owner equity contribution were $38.9 million and $1.9 million, respectively; the senior loan is limited to a total commitment of $62 million until municipal approvals have been obtained. The Operating Partnership consolidates the owner and other entities described above and the junior loan and other intercompany transactions are eliminated in consolidation.

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

        Other financing activity is described in Notes 3 and 12.

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

        Payments of principal and interest on the loans in the following table are guaranteed by the Operating Partnership as of September 30, 2004.

Center	Loan balance as of 9/30/04	TRG's beneficial interest in loan balance as of 9/30/04	Amount of loan balance guaranteed by TRG as of 9/30/04	% of loan balance guaranteed by TRG	% of interest guaranteed by TRG
	(in millions of dollars)
Dolphin Mall	144.0	144.0	144.0	100%	100%
The Mall at Millenia	1.8	0.9	0.9	50	50
Northlake Mall	0.0	0.0	0.0	100	100
The Mall at Wellington Green	140.0	126.0	140.0	100	100
The Shops at Willow Bend	147.5	147.5	147.5	100	100

        In addition to the guarantees shown above, payments of rent and all other sums payable related to the Oyster Bay arrangement as described above are also guaranteed by the Operating Partnership.

        The Company is required to escrow cash balances for specific uses stipulated by its lenders, including ground lease payments, taxes, insurance, debt service, capital improvements, leasing costs, and tenant allowances. As of September 30, 2004 and December 31, 2003, the Company’s cash balances restricted for these uses were $21.7 million and $8.4 million, respectively.

        The Operating Partnership’s beneficial interest in the debt, capital lease obligations, capitalized interest, and interest expense of its consolidated subsidiaries and its Unconsolidated Joint Ventures is summarized in the following table. The Operating Partnership’s beneficial interest in consolidated subsidiaries excludes debt and interest relating to the minority interests in International Plaza (49% as of July 2004), MacArthur Center (5% as of July 2003), The Mall at Wellington Green, and prior to March 2003, Great Lakes Crossing. Also excluded from this table is Biltmore Fashion Park, which is classified as discontinued operations through the date of its sale.

	At 100%		At Beneficial Interest

	Consolidated Subsidiaries	Unconsolidated Joint Ventures	Consolidated Subsidiaries	Unconsolidated Joint Ventures

Debt as of:
September 30, 2004	$1,892,925	$1,008,624	$1,778,792	$563,701
December 31, 2003	1,495,777	1,345,824	1,473,680	688,406

Capital lease obligations:
September 30, 2004	$ 9,970	$ 138	$ 9,970	$ 69
December 31, 2003	8,038	168	8,038	84

Capitalized interest:
Nine months ended September 30, 2004	$ 4,044		$ 4,044
Nine months ended September 30, 2003	7,790		7,636

Interest expense:
Nine months ended September 30, 2004	$ 70,377	$ 56,937	$ 68,598	$ 30,402
Nine months ended September 30, 2003	62,083	61,733	59,663	32,325

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

        There were options for 841,816 units exercised during the nine months ended September 30, 2004 at an average exercise price of $12.28 per unit. During the nine months ended September 30, 2003, options for 135,293 units were exercised at a weighted average price of $12.16 per unit. Of the options exercised during 2004, 217,259 were exercised at $12.17 per unit by executive officers of the Company who elected to hold the units instead of exchanging them for common shares under the Continuing Offer. There were no options granted during the nine months ended September 30, 2004 and 2003. As of September 30, 2004, there were options for 0.6 million units outstanding with a weighted average exercise price of $11.96 per unit, all of which were vested.

        Currently, options for 2.8 million Operating Partnership units may be issued under the plan, including options outstanding for 0.6 million units. When the holder of an option elects to pay the exercise price by surrendering mature partnership units, only those units issued to the holder in excess of the number of units surrendered are counted for purposes of determining the remaining number of units available for future grants under the plan.

        In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123". This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the prospective method of implementing SFAS No. 148, applying its expense recognition provisions to all employee awards granted, modified, or settled after January 1, 2003. During the nine months ended September 30, 2004 and 2003, there would have been no additional compensation expense if the Company applied the fair value method of SFAS No. 148 to its existing options, as all were vested.

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 9 — Commitments and Contingencies

        At the time of the Company’s initial public offering and acquisition of its partnership interest in the Operating Partnership, the Company entered into an agreement (the Cash Tender Agreement) with A. Alfred Taubman, who owns an interest in the Operating Partnership, whereby he has the annual right to tender to the Company units of partnership interest in the Operating Partnership (provided that the aggregate value is at least $50 million) and cause the Company to purchase the tendered interests at a purchase price based on a market valuation of the Company on the trading date immediately preceding the date of the tender. The Company will have the option to pay for these interests from available cash, borrowed funds, or from the proceeds of an offering of the Company’s common stock. Generally, the Company expects to finance these purchases through the sale of new shares of its stock. The tendering partner will bear all market risk if the market price at closing is less than the purchase price and will bear the costs of sale. Any proceeds of the offering in excess of the purchase price will be for the sole benefit of the Company. At A. Alfred Taubman’s election, his family and certain others may participate in tenders.

        Based on a market value at September 30, 2004 of $25.83 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $643 million. The purchase of these interests at September 30, 2004 would have resulted in the Company owning an additional 31% interest in the Operating Partnership.

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

        Refer to Note 6 for the Operating Partnership’s guarantees of certain notes payable and to Note 12, Subsequent Events.

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

        As of September 30, 2004, there were options for 0.6 million units of partnership interest outstanding that were excluded from the computation of diluted earnings per share in 2004, as their effect was antidilutive. Additionally, as of September 30, 2004, there were 7.4 million partnership units outstanding and 0.9 million unissued partnership units under unit option deferral elections currently receiving income allocations equal to distributions paid (Note 1), which may be exchanged for common shares of the Company under the Continuing Offer (Note 9). These outstanding units and unissued units could only be dilutive to earnings per share if the minority interests’ ownership share of the Operating Partnership’s income was greater than their share of distributions.

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Income (loss) from continuing operations allocable to
common shareowners (Numerator):
Net income (loss) allocable to common shareowners	$ (2,890)	$ (10,204)	$ (3,026)	$ (30,453)
Common shareowners' share of discontinued operations	(82)	(22)	(175)	(66)

Basic income (loss) from continuing operations	$ (2,972)	$ (10,226)	$ (3,201)	$ (30,519)
Effect of dilutive options		(5)		(7)

Diluted income (loss) from continuing operations	$ (2,972)	$ (10,231)	$ (3,201)	$ (30,526)

TCO Shares - basic and diluted (Denominator)	48,159,799	49,348,000	49,145,132	50,562,963

Income (loss) from continuing operations per
common share - basic and diluted	$ (0.06)	$ (0.21)	$ (0.07)	$ (0.60)

Income (loss) from discontinued operations per
common share - basic and diluted	$ 0.00	$ 0.00	$ 0.00	$ 0.00

TAUBMAN CENTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 11 – Noncash Investing and Financing Activities

        During the nine months ended September 30, 2004, Operating Partnership units valued at $7.6 million were issued in connection with the Company’s acquisition of the outside interest in Beverly Center (Note 3). Also, the Company entered into capital leases valued at $3.5 million relating to renovations and mall furnishings. Additionally, consolidated assets and liabilities increased upon consolidation of the accounts of International Plaza (Note 3).

Note 12 – Subsequent Events

        In October 2004, the Company closed on a $350 million secured revolving credit facility. The facility bears interest at LIBOR plus 0.80% and expires in February 2008, with a one-year extension option. Initial borrowings of $135 million on the new credit facility were used to pay down the balance on the Operating Partnership’s existing $275 million line of credit.

        In October 2004, The Mills Corporation finalized its acquisition of 50 percent interests in nine of General Motors Pension Trusts’ (GMPT) shopping centers, completing a recapitalization of GMPT’s mall portfolio. The Company has reached an agreement with GMPT to cease management of these centers, effective November 1, 2004. The Company expects to recognize a restructuring charge of approximately $6 million during the fourth quarter of 2004 relating to the termination of these contracts. Substantially all of this charge represents employee severance payments.

        Also in October 2004, the maturity date on the Operating Partnership’s existing secured $40 million line of credit was extended to February 2008.

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

        There are a number of items that affect the comparability of information used in measuring performance. During 2003, we opened Stony Point Fashion Park, acquired an interest in Waterside Shops at Pelican Bay, and sold our interest in Biltmore Fashion Park. Additional “comparable center” statistics that exclude Biltmore, Stony Point, and Waterside are provided to present the performance of comparable centers in our continuing operations. In July 2004, we acquired an additional controlling interest in International Plaza. The center’s results of operations are included within our consolidated results subsequent to the acquisition date.

Current Operating Trends and Other Recent Events

        Our tenant sales statistics have continued to improve through the third quarter of 2004, with sales per square foot increasing 6.0% over the third quarter of 2003 and 8.9% over the nine month period ended September 30, 2003. Sales directly impact the amount of percentage rents certain tenants and anchors pay. The effects of increases or declines in sales on our operations are moderated by the relatively minor share of total rents (approximately two percent) percentage rents represent. However, a sustained trend in sales does impact, either negatively or positively, our ability to lease vacancies and negotiate rents at advantageous rates.

        As anticipated, occupancy trends began to show improvement in the third quarter of 2004, in which ending occupancy increased to 86.9% from 85.2% in the third quarter of 2003. We believe we are on track to exceed occupancy of 87% by year-end. Refer to “Seasonality” for occupancy and leased space statistics. Increased income from temporary in-line tenants and specialty leasing, which have become an integral part of our business, continues to contribute to growth. Temporary tenants, defined as those with lease terms less than 12 months, are not included in occupancy or leased space statistics. As of September 30, 2004, approximately 3.1% of space was occupied by temporary tenants, an increase of 0.6%, from 2.5% at September 30, 2003. Including temporary tenants, occupancy was 90.0% at September 30, 2004, an increase from 87.7% at September 30, 2003. Lease cancellation income can also moderate the effect of vacancies. During the third quarter of 2004, we recognized our approximately $1.5 million and $0.3 million share of the Consolidated Businesses’ and Unconsolidated Joint Ventures’ lease cancellation revenue.

        As leases have expired in the shopping centers, we have generally been able to rent the available space, either to the existing tenant or a new tenant, at rental rates that are higher than those of the expired leases. In periods of increasing sales, such as those we are currently experiencing, rents on new leases will tend to rise as tenants’ expectations of future growth become more optimistic. In periods of slower growth or declining sales, rents on new leases will grow more slowly or may decline for the opposite reason. However, center revenues nevertheless increase as older leases roll over or are terminated early and replaced with new leases negotiated at current rental rates that are usually higher than the average rates for existing leases. Rent per square foot information for comparable centers in our consolidated businesses and unconsolidated joint ventures follows:

	Three Months Ended September 30		Nine Months Ended September 30

	2004	2003	2004	2003

Average rent per square foot:
Consolidated Businesses	$41.48	$40.88	$41.15	$40.11
Unconsolidated Joint Ventures	42.52	42.40	42.73	42.56
Opening base rent per square foot:
Consolidated Businesses	$39.27	$60.41	$43.14	$44.08
Unconsolidated Joint Ventures	42.36	33.07	46.58	39.29
Square feet of GLA opened	272,162	181,942	722,462	730,559
Closing base rent per square foot:
Consolidated Businesses	$47.98	$42.39	$43.86	$42.69
Unconsolidated Joint Ventures	63.75	42.59	48.63	42.29
Square feet of GLA closed	105,299	183,937	670,049	907,066
Releasing spread per square foot:
Consolidated Businesses	$(8.71)	$18.02	$(0.72)	$1.39
Unconsolidated Joint Ventures	(21.39)	(9.52)	(2.05)	(3.00)

        The spread between rents on openings and closings during the third quarter of 2004 was impacted by the Unconsolidated Joint Venture closing statistic being calculated on a very small number of closings, while the opening statistics were affected by openings of large spaces and spaces at value centers, which typically command lower rental rates. The spread between rents on openings and closings may not be indicative of future periods, as this statistic is not computed on comparable tenant spaces, and can vary significantly from quarter to quarter depending on the total amount, location, and average size of tenant space opening and closing in the period.

        Recent events include the September 2004 opening of Saks Fifth Avenue (Saks) at The Shops at Willow Bend, which has experienced strong sales growth in 2004 and should be further benefited by Saks. Additionally, a renovation and expansion will begin soon at Waterside Shops at Pelican Bay, which will add approximately 78 thousand feet of mall tenant space. This project is expected to be completed in October 2005.

        We have been very active in managing our balance sheet, completing a series of new financings or refinancings of existing debt as outlined under “Debt and Equity Transactions.” We believe our balance sheet management — both for debt and equity — will continue to minimize exposure to interest rate risk and ensure adequate liquidity over the coming years.

        In October 2004, The Mills Corporation finalized its acquisition of 50 percent interests in nine of General Motors Pension Trusts’ (GMPT) shopping centers, completing a recapitalization of GMPT’s mall portfolio. We have reached an agreement with GMPT to cease management of these centers, effective November 1, 2004. We expect to recognize a restructuring charge of approximately $6 million during the fourth quarter of 2004 relating to the termination of these contracts. Substantially all of this charge represents employee severance payments. Excluding the restructuring charge, the impact on our results of operations is not expected to be material in 2004. The impact on 2005 results of operations is expected to be a reduction of income of approximately $4 million. These are forward-looking statements and certain significant factors could cause the actual results to differ materially, including, but not limited to, the number of employees terminated, the nature of the positions eliminated, actual severance payments made, and the results of other restructuring activities undergone.

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

	1st Quarter 2003	2nd Quarter 2003	3rd Quarter 2003	4th Quarter 2003	Total 2003	1st Quarter 2004	2nd Quarter 2004	3rd Quarter 2004

	(in thousands)

Mall tenant sales	$706,227	$764,404	$775,154	$1,171,787	$3,417,572	$796,868	$833,223	$829,775
Revenues:
Consolidated Businesses	$97,549	$93,671	$92,666	$104,597	$388,483	$101,332	$98,937	$110,901
Unconsolidated Joint Ventures	79,381	79,840	75,714	85,053	319,988	80,032	79,623	69,446
Occupancy:
Ending-comparable	85.4%	85.3%	85.2%	85.8%	85.8%	84.3%	84.8%	86.5%
Average-comparable	85.6	85.4	85.3	85.8	85.5	84.7	84.6	85.8
Ending	85.5	85.5	85.2	86.1	86.1	84.8	85.2	86.9
Average	85.7	85.4	85.4	85.9	85.6	85.1	85.0	86.2
Leased space:
Comparable	88.5%	88.0%	88.1%	88.0%	88.0%	87.7%	87.9%	88.8%
All centers	88.6	88.0	88.4	88.4	88.4	88.0	88.2	89.2

        Because the seasonality of sales contrasts with the generally fixed nature of minimum rents and recoveries, mall tenant occupancy costs (the sum of minimum rents, percentage rents, and expense recoveries) relative to sales are considerably higher in the first three quarters than they are in the fourth quarter.

	1st Quarter 2003	2nd Quarter 2003	3rd Quarter 2003	4th Quarter 2003	Total 2003	1st Quarter 2004	2nd Quarter 2004	3rd Quarter 2004

Consolidated Businesses:
Minimum rents	12.4%	11.1%	11.6%	8.1%	10.5%	11.6%	11.1%	11.1%
Percentage rents	0.3			0.3	0.2	0.3		0.1
Expense recoveries	6.3	6.3	5.4	4.0	5.3	5.5	5.8	5.3

Mall tenant occupancy costs	19.0%	17.4%	17.0%	12.4%	16.0%	17.4%	16.9%	16.5%

Unconsolidated Joint Ventures:
Minimum rents	12.6%	11.6%	11.4%	7.9%	10.5%	10.9%	10.4%	11.2%
Percentage rents	0.2	0.1	0.1	0.2	0.2	0.4	0.1
Expense recoveries	5.5	5.7	4.7	3.8	4.7	4.9	4.6	4.3

Mall tenant occupancy costs	18.3%	17.4%	16.2%	11.9%	15.4%	16.2%	15.1%	15.5%

Results of Operations

Openings and Acquisitions

        In July 2004, we acquired an additional 23.6% interest in International Plaza from an outside owner for $60.2 million in cash, increasing our ownership in the center to 50.1%. The center is encumbered by a mortgage, which had a balance of $187.5 million at the acquisition date; the beneficial interest in the debt attributable to the additional interest acquired was $44.3 million. In conjunction with the purchase, we also repaid our $20 million note to the former investor, which carried an interest rate of 13%. As a result of the acquisition, we have a controlling interest in the center and began consolidating its results as of the purchase date. Prior to the acquisition date, we accounted for International Plaza under the equity method of accounting. At the date of the acquisition, the center’s assets and liabilities were $241 million and $208 million, respectively. We have not yet finalized our allocations of the purchase price to the tangible and intangible assets and liabilities acquired. As of September 30, 2004, the Operating Partnership has a preferred investment in International Plaza of $30 million, on which an annual preferential return of 8.25% will accrue. In addition to the preferred return on our investment, the Operating Partnership is entitled to receive the balance of our preferred investment before any available cash will be utilized for distribution to the non-preferred partner.

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

        In December 2003, we acquired a 25% interest in Waterside Shops at Pelican Bay, which is managed by our partner, the Forbes Company, for $22 million in cash. A project to redevelop and expand the center began in 2004 (see Liquidity and Capital Resources-Planned Capital Spending).

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

Debt and Equity Transactions

        The following debt transactions were completed through September 30, 2004.

	Date	Initial Loan Balance/Facility	Stated Interest Rate	Maturity Date (1)
		(in millions)

Northlake Mall construction facility	July 2004	$ 142.0	LIBOR plus 1.75%	August 2007
The Mall at Oyster Bay facility (2)	May 2004	$ 62.0 (3)	LIBOR plus 2.00%	December 2005 (3)
Stony Point Fashion Park	June 2004	$ 115.0	6.24%	June 2014
The Mall at Wellington Green	April 2004	$ 140.0	LIBOR plus 1.5%	May 2007
Dolphin Mall	February 2004	$ 145.0	LIBOR plus 2.15%	February 2006
Beverly Center	January 2004	$ 347.5	5.2785%	February 2014

(1)	Excludes any options to extend the maturities.
(2)	See Liquidity and Capital Resources – Contractual Obligations.
(3)	Initial commitment amount and maturity date until municipal approvals are obtained.

        Proceeds from the financings above were used to repay existing mortgage debt, pay down lines of credit, and to fund project and transaction costs. There were no borrowings on the Northlake Mall construction facility as of September 30, 2004. Additionally, the $76 million and $66 million loans on Stamford Town Center and Woodland were repaid in August and February 2004, respectively, by the joint venture partners; we used our existing lines of credit to fund our share of the repayments.

        In May 2004, we completed a $30 million private placement of 8.2% Series F Cumulative Redeemable Preferred Partnership Equity, which was purchased by an institutional investor.

        In January 2004, we issued partnership units in connection with the acquisition of the additional interest in Beverly Center (see Openings and Acquisitions).

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

Unsolicited Tender Offer

        In the fall of 2002, we received an unsolicited proposal from Simon Property Group, Inc. (SPG) seeking to acquire control of TCO. The proposal was subsequently revised. Thereafter, a tender offer was commenced by SPG and later joined by a subsidiary of Westfield America Trust (Westfield). Our Board of Directors rejected the proposal and recommended that the shareholders not tender their shares pursuant to SPG’s and Westfield’s tender offer. SPG filed suit against us to enjoin the voting of our Series B Non-participating Convertible Preferred Stock based on a variety of legal theories. In October 2003, SPG and Westfield withdrew their tender offer, and TCO and SPG mutually agreed to end the litigation. During the nine months ended September 30, 2004, we recovered through our insurance $1.0 million of costs incurred in connection with the unsolicited tender offer and related litigation, while we incurred $25.1 million in expenses during the nine months ended September 30, 2003.

Subsequent Events

        In October 2004, we closed on a $350 million secured revolving credit facility. The facility bears interest at LIBOR plus 0.80% and expires in February 2008, with a one-year extension option. Initial borrowings of $135 million on the new credit facility were used to pay down the balance on the Operating Partnership’s existing $275 million line of credit.

        Also in October 2004, the maturity date of the Operating Partnership’s existing secured $40 million line of credit was extended to February 2008.

Presentation of Operating Results

        The following tables contain the operating results of our Consolidated Businesses and the Unconsolidated Joint Ventures. Income allocated to the minority partners in the Operating Partnership and preferred interests is deducted to arrive at the results allocable to our common shareowners. Because the net equity of the Operating Partnership is less than zero, the income allocated to the minority partners is equal to their share of distributions. The net equity of these minority partners is less than zero due to accumulated distributions in excess of net income and not as a result of operating losses. Distributions to partners are usually greater than net income because net income includes non-cash charges for depreciation and amortization. Amounts allocable to minority partners in certain consolidated joint ventures are added back or deducted to arrive at our net results. Our average ownership percentage of the Operating Partnership was 60% and 61% during the three and nine months ended September 30, 2004, respectively, and 59% and 61% during the three and nine months ended September 30, 2003, respectively.

        In December 2003, we sold our interest in Biltmore Fashion Park. The results of Biltmore Fashion Park are presented as discontinued operations. In 2004, we recognized a $0.3 million adjustment to the gain on the disposition of the center. The results of International Plaza are presented within the Consolidated Businesses for periods beginning July 1, 2004, as a result of our acquisition of a controlling interest in the center. Results of International Plaza prior to the acquisition date are included within the Unconsolidated Joint Ventures.

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

        Reconciliations of Net Income (Loss) to Funds from Operations and Beneficial Interest in EBITDA are presented following the Comparison of the Nine Months Ended September 30, 2004 to the Nine Months Ended September 30, 2003.

Comparison of the Three Months Ended September 30, 2004 to the Three Months Ended September 30, 2003

        The following table sets forth operating results for the three months ended September 30, 2004 and September 30, 2003, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

	Three Months Ended September 30, 2004		Three Months Ended September 30, 2003

	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100% (1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100% (1)

	(in millions of dollars)
REVENUES:
Minimum rents	61.9	45.7	51.4	49.3
Percentage rents	1.2	0.4	1.0	0.6
Expense recoveries	35.0	21.3	29.9	23.7
Management, leasing and development	6.1		5.1
Other	6.7	2.0	5.3	2.1

Total revenues	110.9	69.4	92.7	75.7

OPERATING EXPENSES:
Recoverable expenses	32.8	18.7	28.4	20.9
Other operating	9.5	5.7	8.2	5.2
Costs related to unsolicited tender offer, net of
recoveries			6.0
Management, leasing and development	4.9		4.3
General and administrative	7.6		5.8
Interest expense	24.7	17.4	20.6	21.1
Depreciation and amortization(2)	27.1	10.8	22.3	13.0

Total operating expenses	106.6	52.5	95.7	60.2

	4.3	16.9	(3.0)	15.5

Equity in income of Unconsolidated Joint Ventures(2)	8.3		8.1

Income before discontinued operations and minority
and preferred interests	12.6		5.1
Discontinued operations:
Net gain on disposition of interest in center	0.1
EBITDA			2.4
Interest expense			(1.5)
Depreciation and amortization			(0.8)
Minority and preferred interests:
TRG preferred distributions	(2.9)		(2.3)
Minority share of consolidated joint ventures	0.2		0.1
Minority share of income of TRG	(3.1)		(0.3)
Distributions in excess of minority share of income	(5.8)		(8.8)

Net income (loss)	1.3		(6.1)
Series A preferred stock dividends	(4.2)		(4.2)

Net income (loss) allocable to common shareowners	(2.9)		(10.2)

SUPPLEMENTAL INFORMATION:
EBITDA - 100%	56.1	45.1	42.2	49.6
EBITDA - outside partners' share	(2.8)	(20.3)	(0.4)	(22.7)

Beneficial interest in EBITDA	53.3	24.8	41.9	26.9
Beneficial interest expense	(23.4)	(9.6)	(21.8)	(11.0)
Non-real estate depreciation	(0.6)		(0.6)
Preferred dividends and distributions	(7.0)		(6.4)

Funds from Operations contribution	22.3	15.1	13.1	15.9

(1)	With the exception of the Supplemental Information, amounts include 100% of the Unconsolidated Joint Ventures. Amounts are net of intercompany transactions. The Unconsolidated Joint Ventures are presented at 100% in order to allow for measurement of their performance as a whole, without regard to our ownership interest. In our consolidated financial statements, we account for investments in the Unconsolidated Joint Ventures under the equity method. The results of International Plaza are presented within the Consolidated Businesses for periods beginning July 1, 2004, as a result of our acquisition of a controlling interest in the center. Results of International Plaza prior to the acquisition date are included within the Unconsolidated Joint Ventures.
(2)	Amortization of our additional basis in the Operating Partnership included in equity in income of Unconsolidated Joint Ventures was $0.8 million in both 2004 and 2003. Also, amortization of the additional basis included in depreciation and amortization was $1.1 million in both 2004 and 2003.
(3)	Amounts in this table may not add due to rounding.

Consolidated Businesses

        Total revenues for the three months ended September 30, 2004 were $110.9 million, an $18.2 million or 19.6% increase over 2003. Minimum rents increased primarily due to International Plaza, which we began consolidating upon the acquisition of a controlling interest in the center, and the opening of Stony Point. Minimum rents also increased due to tenant rollovers and income from temporary tenants and specialty retailers, as well as increases in occupancy. Expense recoveries increased primarily due to International Plaza. Revenue from management, leasing, and development services increased primarily due to an increase in leasing and development services. Other income increased primarily due to increases in lease cancellation revenue and gains on sales of peripheral land.

        Total operating expenses were $106.6 million, a $10.9 million or 11.4% increase from 2003. Both recoverable expenses and other operating expense increased due to International Plaza. Other operating expense also increased due to development-related costs.

        During the three months ended September 30, 2003, $6.0 million of costs were incurred in connection with the unsolicited tender offer. General and administrative costs increased primarily due to the mark to market of deferred long-term compensation grants. Interest expense increased primarily due to International Plaza, increased debt and decreased capitalized interest upon the opening of Stony Point, and the refinancing of Beverly Center, partially offset by decreases due to the maturity of certain interest rate swap agreements. Depreciation expense increased primarily due to International Plaza and the opening of Stony Point.

Unconsolidated Joint Ventures

        Total revenues for the three months ended September 30, 2004 were $69.4 million, a $6.3 million or 8.3% decrease from 2003. Minimum rents decreased primarily due to the consolidation of International Plaza, which was partially offset by an increase due to the acquisition of the interest in Waterside Shops at Pelican Bay. Expense recoveries decreased primarily due to International Plaza.

        Total operating expenses decreased by $7.7 million to $52.5 million for the three months ended September 30, 2004. Recoverable expenses decreased primarily due to International Plaza. Other operating expense increased primarily due to development-related costs, partially offset by International Plaza. Interest expense decreased due to International Plaza and the payoff of debt on Woodland and Stamford Town Center. Depreciation expense decreased primarily due to International Plaza, which was partially offset by Waterside.

        As a result of the foregoing, income of the Unconsolidated Joint Ventures increased by $1.4 million to $16.9 million. Our equity in income of the Unconsolidated Joint Ventures was $8.3 million, a $0.2 million increase from 2003.

Net Income

        As a result of the foregoing, our income before discontinued operations and minority and preferred interests increased by $7.5 million to $12.6 million for 2004. After allocation of income to minority and preferred interests, the net loss allocable to common shareowners for 2004 was $(2.9) million compared to $(10.2) million in 2003.

Comparison of the Nine Months Ended September 30, 2004 to the Nine Months Ended September 30, 2003

        The following table sets forth operating results for the nine months ended September 30, 2004 and September 30, 2003, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

	Nine Months Ended September 30, 2004		Nine Months Ended September 30, 2003

	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100% (1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100% (1)

	(in millions of dollars)
REVENUES:
Minimum rents	169.5	146.5	150.8	146.4
Percentage rents	2.3	2.7	2.4	1.9
Expense recoveries	99.0	73.7	93.4	76.2
Management, leasing and development	16.3		15.5
Other	24.0	6.3	21.8	10.4

Total revenues	311.2	229.1	283.9	234.9

OPERATING EXPENSES:
Recoverable expenses	91.3	62.8	84.1	64.5
Other operating	26.3	16.1	26.6	15.3
Costs related to unsolicited tender offer, net of
recoveries	(1.0)		25.1
Management, leasing and development	14.7		14.4
General and administrative	19.4		18.1
Interest expense	70.4	56.9	62.1	61.7
Depreciation and amortization(2)	73.5	39.3	65.6	41.3

Total operating expenses	294.6	175.2	295.9	182.8

	16.6	53.9	(12.0)	52.1

Equity in income of Unconsolidated Joint Ventures(2)	26.7		26.8

Income before discontinued operations and minority
and preferred interests	43.3		14.8
Discontinued operations:
Net gain on disposition of interest in center	0.3
EBITDA			8.0
Interest expense			(4.6)
Depreciation and amortization			(3.2)
Minority and preferred interests:
TRG preferred distributions	(7.6)		(6.8)
Minority share of consolidated joint ventures	0.0		0.1
Minority share of income of TRG	(11.4)		(0.5)
Distributions in excess of minority share of income	(15.2)		(25.8)

Net income (loss)	9.4		(18.0)
Series A preferred stock dividends	(12.5)		(12.5)

Net income (loss) allocable to common shareowners	(3.0)		(30.5)

SUPPLEMENTAL INFORMATION:
EBITDA - 100%	160.5	150.2	123.6	155.1
EBITDA - outside partners' share	(3.4)	(70.3)	(3.6)	(70.8)

Beneficial interest in EBITDA	157.1	79.9	120.0	84.4
Beneficial interest expense	(68.6)	(30.4)	(64.3)	(32.3)
Non-real estate depreciation	(1.9)		(1.9)
Preferred dividends and distributions	(20.1)		(19.2)

Funds from Operations contribution	66.6	49.5	34.7	52.0

(1)	With the exception of the Supplemental Information, amounts include 100% of the Unconsolidated Joint Ventures. Amounts are net of intercompany transactions. The Unconsolidated Joint Ventures are presented at 100% in order to allow for measurement of their performance as a whole, without regard to our ownership interest. In our consolidated financial statements, we account for investments in the Unconsolidated Joint Ventures under the equity method. The results of International Plaza are presented within the Consolidated Businesses for periods beginning July 1, 2004, as a result of our acquisition of a controlling interest in the center. Results of International Plaza prior to the acquisition date are included within the Unconsolidated Joint Ventures.
(2)	Amortization of our additional basis in the Operating Partnership included in equity in income of Unconsolidated Joint Ventures was $2.3 million in both 2004 and 2003. Also, amortization of the additional basis included in depreciation and amortization was $3.2 million in both 2004 and 2003.
(3)	Amounts in this table may not add due to rounding.

Consolidated Businesses

        Total revenues for the nine months ended September 30, 2004 were $311.2 million, a $27.3 million or 9.6% increase over 2003. Minimum rents increased primarily due to the opening of Stony Point, as well as International Plaza, which we began consolidating upon the acquisition of a controlling interest in the center. Minimum rent also increased due to tenant rollovers and income from temporary tenants and specialty retailers. Expense recoveries increased due to International Plaza and the opening of Stony Point, as well as increases in recoverable expenses at certain centers, partially offset by adjustments to prior period recoveries. Other income increased primarily due to increases in gains on peripheral land sales, partially offset by decreases in lease cancellation revenue. We expect that gains on sales of peripheral land will be approximately $6 million to $7 million in 2004.

        Total operating expenses were $294.6 million, a $1.3 million or 0.4% decrease over 2003. Recoverable expenses increased primarily due to International Plaza and Stony Point, as well as increases in property taxes at certain other centers. During the nine months ended September 30, 2004, $1.0 million of insurance proceeds were received relating to costs expended in connection with the unsolicited tender offer, while $25.1 million in costs were incurred during the same period in 2003. General and administrative costs increased due to increased compensation and insurance costs. Interest expense increased primarily due to International Plaza and increased debt and decreased capitalized interest upon the opening of Stony Point, decreased capitalized interest upon the opening of the Wellington Green expansion, and the refinancing of Beverly Center, partially offset by decreases due to the maturity of certain interest rate swap agreements. Depreciation expense increased primarily due to International Plaza and Stony Point.

Unconsolidated Joint Ventures

        Total revenues for the nine months ended September 30, 2004 were $229.1 million, a $5.8 million or 2.5% decrease from 2003. Expense recoveries decreased primarily due to the consolidation of International Plaza, offset by the acquisition of the interest in Waterside Shops at Pelican Bay. Other revenue decreased primarily due to a decrease in lease cancellation revenue.

        Total operating expenses decreased by $7.6 million to $175.2 million for the nine months ended September 30, 2004. Recoverable expenses decreased primarily due to International Plaza, partially offset by Waterside. Interest expense decreased primarily due to International Plaza and the payoff of debt on Woodland and Stamford Town Center. Depreciation expense decreased primarily due to International Plaza, partially offset by Waterside.

        As a result of the foregoing, income of the Unconsolidated Joint Ventures increased by $1.8 million to $53.9 million. Our equity in income of the Unconsolidated Joint Ventures was $26.7 million, a $0.1 million decrease from 2003.

Net Income

        As a result of the foregoing, our income before discontinued operations and minority and preferred interests increased by $28.5 million to $43.3 million for 2004. After allocation of income to minority and preferred interests, the net loss allocable to common shareowners for 2004 was $(3.0) million compared to $(30.5) million in 2003.

        Estimates regarding anticipated 2004 income are forward-looking statements and certain significant factors could cause the actual results to differ materially, including but not limited to: actual results of negotiations with tenants, counterparties, potential purchasers of peripheral land, and others, and timing of transactions.

Reconciliation of Net Income (Loss) to Funds from Operations

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(in millions of dollars)
Net income (loss) allocable to common shareowners	(2.9)	(10.2)	(3.0)	(30.5)

Add (less) depreciation and gain on disposition of property:
Gain on disposition of interest in center	(0.1)		(0.3)
Depreciation and amortization (1):
Consolidated businesses at 100%	27.1	22.3	73.5	65.6
Minority partners in consolidated joint ventures	(1.7)	(0.1)	(1.6)	(1.3)
Discontinued operations		0.8		3.2
Share of unconsolidated joint ventures	6.8	7.7	22.8	25.2
Non-real estate depreciation	(0.6)	(0.6)	(1.9)	(1.9)

Add minority interests in TRG:
Minority share of income of TRG	3.1	0.3	11.4	0.5
Distributions in excess of minority share of income of TRG	5.8	8.8	15.2	25.8

Funds from Operations - TRG (2)	37.4	29.0	116.1	86.7

Funds from Operations - TCO (2)	22.5	17.2	70.4	52.6

(1)	Depreciation includes mall tenant allowance amortization of $2.2 million and $1.6 million for the three months ended September 30, 2004 and 2003, respectively, and $6.1 million and $5.0 million for the nine months ended September 30, 2004 and 2003, respectively.
(2)	TRG’s FFO for the nine months ended September 30, 2004 includes insurance recoveries related to the unsolicited tender offer of $1.0 million. TRG’s FFO for the three and nine months ended September 30, 2003 includes costs of $6.0 million and $25.1 million, respectively, incurred in connection with the unsolicited tender offer. TCO’s share of TRG’s FFO is based on an average ownership of 60% and 59% during the three months ended September 30, 2004 and 2003, respectively, and 61% during the nine months ended September 30, 2004 and 2003.
(3)	Amounts in this table may not add due to rounding.

Reconciliation of Net Income (Loss) to Beneficial Interest in EBITDA

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(in millions of dollars)
Net income (loss) allocable to common shareowners	(2.9)	(10.2)	(3.0)	(30.5)

Add (less) depreciation and gain on disposition of property:
Gain on disposition of interest in center	(0.1)		(0.3)
Depreciation and amortization:
Consolidated businesses at 100%	27.1	22.3	73.5	65.6
Minority partners in consolidated joint ventures	(1.7)	(0.1)	(1.6)	(1.3)
Discontinued operations		0.8		3.2
Share of unconsolidated joint ventures	6.8	7.7	22.8	25.2

Add minority interests in TRG:
Minority share of income of TRG	3.1	0.3	11.4	0.5
Distributions in excess of minority share of income of TRG	5.8	8.8	15.2	25.8

Add (less) preferred interests and interest expense:
Preferred dividends and distributions	7.0	6.4	20.1	19.2
Interest expense for all businesses in continuing operations	42.0	41.6	127.3	123.8
Interest expense allocable to minority partners in
consolidated joint ventures	(1.3)	(0.3)	(1.8)	(2.4)
Interest expense of discontinued operations		1.5		4.6
Interest expense allocable to outside partners in
unconsolidated joint ventures	(7.7)	(10.0)	(26.5)	(29.4)

Beneficial interest in EBITDA - TRG	78.1	68.8	237.0	204.4

(1)	Amounts in this table may not add due to rounding.

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

Summaries of 2004 Capital Activities and Transactions

        As of September 30, 2004, we had a consolidated cash balance of $27.3 million. Additionally, we have a secured $275 million line of credit. This line had $135.0 million of borrowings as of September 30, 2004 and was refinanced in October 2004 increasing the facility to $350 million (see Subsequent Events). We also have available a second secured bank line of credit of up to $40 million. This line had $4.2 million outstanding as of September 30, 2004. The term on this facility was extended in October 2004 to February 2008.

        During 2004, we completed transactions to acquire the minority interest in Beverly Center and an additional interest in International Plaza. Also, through September 30, 2004, financings of approximately $952 million were completed relating to Beverly Center, Dolphin Mall, Northlake Mall, Oyster Bay, Stony Point Fashion Park, and The Mall at Wellington Green. These transactions are more fully described in Results of Operations.

Operating Activities

        Our net cash provided by operating activities was $81.2 million in 2004, compared to $87.5 million in 2003. In 2004, increases in cash related primarily to increases in rents and recoveries and additional operating cash flows due to the opening of Stony Point Fashion Park, offset by payments of costs previously accrued in connection with the unsolicited tender offer and settlement of the Beverly Center swap agreement.

Investing Activities

        Net cash used in investing activities was $188.4 million in 2004 compared to $70.5 million in 2003. Cash used in investing activities was impacted by the timing of capital expenditures, with additions to properties in 2004 and 2003 for the construction of Northlake Mall and Stony Point Fashion Park, as well as other development activities and other capital items. A tabular presentation of 2004 capital spending is shown in Capital Spending. During 2004, $58.5 million, net of cash transferred in, was used to purchase an additional interest in International Plaza, and $3.3 million was used to acquire an additional interest in Beverly Center. During 2003, $8.1 million was used to acquire additional interests in Great Lakes Crossing and MacArthur Center. Contributions to Unconsolidated Joint Ventures of $71.3 million in 2004 were made primarily to fund the repayment of debt at Stamford and Woodland.

        Sources of cash used in funding these investing activities included distributions from Unconsolidated Joint Ventures, as well as the transactions described under Financing Activities. Distributions in excess of earnings from Unconsolidated Joint Ventures provided $20.0 million in 2004 and $45.0 million in 2003. In 2003, these distributions included $21.0 million of excess proceeds from the March 2003 refinancing of The Mall at Millenia. Net proceeds from sales of peripheral land were $7.8 million and $1.3 million in 2004 and 2003, respectively. The timing of land sales is variable and proceeds from land sales can vary significantly from period to period.

Financing Activities

        Net cash provided by financing activities was $104.2 million in 2004, compared to $25.6 million of cash used in 2003. Net cash provided by financing activities was primarily impacted by cash requirements of the investing activities described in the preceding section. Proceeds from the issuance of debt, net of payments and issuance costs, were $201.5 million in 2004, compared to $61.1 million in 2003. Issuance of stock pursuant to the Continuing Offer related to the exercise of employee options contributed $7.7 million in 2004 and $1.6 million in 2003. Issuance of partnership units contributed $2.6 million and $50.0 million in 2004 and 2003, respectively. Issuance of Series F Preferred Equity contributed $29.2 million in 2004. Repurchases of common stock totaled $50.2 million and $52.8 million in 2004 and 2003, respectively. Total dividends and distributions paid were $86.7 million and $85.6 million in 2004 and 2003, respectively.

Beneficial Interest in Debt

        At September 30, 2004, the Operating Partnership’s debt and its beneficial interest in the debt of its Consolidated and Unconsolidated Joint Ventures totaled $2,342.5 million with an average interest rate of 5.54% excluding amortization of debt issuance costs and the effects of interest rate hedging instruments. These costs are reported as interest expense in the results of operations. Included in beneficial interest in debt is debt used to fund development and expansion costs. Beneficial interest in assets on which interest is being capitalized totaled $121.7 million as of September 30, 2004. Beneficial interest in capitalized interest was $1.6 million and $4.0 million for the three and nine months ended September 30, 2004, respectively. The following table presents information about our beneficial interest in debt as of September 30, 2004 (amounts may not add due to rounding):

	Amount	Interest Rate Including Spread		LIBOR Swap Rate

	(in millions)
Fixed rate debt	$ 1,745.0	6.08	% (1)

Floating rate debt:
Swapped through September 2004	100.0	5.85		4.35	% (2)
Swapped through September 2004	120.0	4.20		2.05
Floating month to month	377.5	3.37	(1)

Total floating rate debt	$ 597.5	3.95	(1)

Total beneficial interest in debt	$ 2,342.5	5.54	% (1)

Amortization of financing costs (3)		0.29%
Average all-in rate		5.83%

(1)	Represents weighted average interest rate before amortization of financing costs.
(2)	This debt is swapped from October 2004 through April 2005 at 5.25%.
(3)	Financing costs include financing fees, interest rate cap premiums, and losses on settlement of derivatives used to hedge the refinancing of certain fixed rate debt.

        In addition, as of September 30, 2004, $170.3 million of our beneficial interest in floating rate debt is covered under interest rate cap agreements with LIBOR cap rates ranging from 4.6% to 7.0% with terms ending February 2006 through July 2006.

Subsequent Events

        In October 2004, we closed on a $350 million secured revolving credit facility. The facility bears interest at LIBOR plus 0.80% and expires in February 2008, with a one-year extension option. Initial borrowings of $135 million on the new credit facility were used to pay down the balance on the Operating Partnership’s existing $275 million line of credit.

        Also in October 2004, the maturity date of the Operating Partnership’s existing secured $40 million line of credit was extended to February 2008.

Sensitivity Analysis

        We have exposure to interest rate risk on our debt obligations and interest rate instruments. We use derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. We routinely use cap, swap, and treasury lock agreements to meet these objectives. Based on the Operating Partnership’s beneficial interest in floating rate debt in effect at September 30, 2004, excluding debt fixed under interest rate swaps, a one percent increase or decrease in interest rates on this floating rate debt would decrease or increase cash flows by approximately $5.0 million and, due to the effect of capitalized interest, annual earnings by approximately $4.6 million. Based on our consolidated debt and interest rates in effect at September 30, 2004, a one percent increase in interest rates would decrease the fair value of debt by approximately $67.9 million, while a one percent decrease in interest rates would increase the fair value of debt by approximately $73.9 million.

Contractual Obligations

        In conducting our business, we enter into various contractual obligations, including those for debt, capital leases for property improvements, operating leases for office space and land, purchase obligations (primarily for construction), and other long-term commitments. As debt obligations and the timing of planned capital spending can vary significantly from period to period, updated information relating to these items as of September 30, 2004 is provided in the table below:

	Payments due by period

	Total	Less than 1 year (2004)	1-3 years (2005-2006)	3-5 years (2007-2008)	More than 5 years (2009 +)
	(in millions of dollars)
Debt (1):
Lines of credit (2)	139.2	139.2
Property level debt	1,753.7	4.5	361.8	352.5	1,034.8
Purchase obligations -
Planned capital spending (3)	122.3	47.8	74.5

(1)	The settlement periods for debt do not consider extension options.
(2)	The lines of credit were refinanced/amended in October 2004. The new loans mature in 2008.
(3)	As of September 30, 2004, we were contractually liable for $72.7 million of this planned spending. See Planned Capital Spending for detail regarding planned funding.
(4)	Amounts in this table may not add due to rounding.

        In addition, during the second quarter of 2004, the Company signed a new 10-year lease for its office space, which provides for payments of $18.7 million over the lease term.

        In May 2004, we entered into a series of agreements related to a project at Oyster Bay, New York (see Planned Capital Spending). The property is being developed in a build-to-suit structure to facilitate a 1031 like-kind exchange in order to provide flexibility for disposing of assets in the future. While we have no specific asset sale in mind, we are committed to recycling our capital over time and believe that this planning will facilitate future transactions. A third party acquired our option to purchase land at Oyster Bay, New York and reimbursed us for our project costs to date. Subsequently, the third party acquired the land and became the owner of the project. We are the developer of the project and have an option to purchase the project. The owner will provide 3% of project funding and will lease the property to a wholly owned subsidiary of the Operating Partnership. A senior lender will provide 62% of the project costs at a rate of LIBOR plus 2.0%. We will provide 35% of the project funding under a junior subordinated financing at LIBOR plus 2.75% to the owner. We will also guarantee the lease payments and the completion of the project. The lease payments are structured to cover debt service on the senior loan, junior loan, a return (greater of LIBOR plus 4.0% or 8.0%) on the owner’s 3% equity investment during the term of the lease, and repayment of the principal and 3% equity contribution upon termination. As of September 30, 2004, the balances of the senior loan and owner equity contribution were $38.9 million and $1.9 million, respectively; the senior loan is limited to a total commitment of $62 million until municipal approvals have been obtained. We consolidate the owner and other entities described above and the junior loan and other intercompany transactions are eliminated in consolidation.

Loan Commitments and Guarantees

        Certain loan agreements contain various restrictive covenants, including minimum net worth requirements, minimum debt service coverage ratios, a maximum payout ratio on distributions, a minimum fixed charges coverage ratio, a maximum leverage ratio, and a minimum debt yield ratio, the latter two being the most restrictive. The Operating Partnership is in compliance with all of its covenants.

        Certain debt agreements, including all construction facilities, contain performance and valuation criteria that must be met for the loans to be extended at the full principal amounts; these agreements provide for partial prepayments of debt to facilitate compliance with extension provisions.

        Payments of principal and interest on the loans in the following table are guaranteed by the Operating Partnership as of September 30, 2004.

Center	Loan balance as of 9/30/04	TRG's beneficial interest in loan balance as of 9/30/04	Amount of loan balance guaranteed by TRG as of 9/30/04	% of loan balance guaranteed by TRG	% of interest guaranteed by TRG
	(in millions of dollars)
Dolphin Mall	144.0	144.0	144.0	100%	100%
The Mall at Millenia	1.8	0.9	0.9	50	50
Northlake Mall	0.0	0.0	0.0	100	100
The Mall at Wellington Green	140.0	126.0	140.0	100	100
The Shops at Willow Bend	147.5	147.5	147.5	100	100

        Payments of rent and all other sums payable related to the Oyster Bay agreements are guaranteed by the Operating Partnership. As of September 30, 2004, the balances of the senior loan and owner equity contribution (see Contractual Obligations) were $38.9 million and $1.9 million, respectively.

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

        Based on a market value at September 30, 2004 of $25.83 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $643 million. The purchase of these interests at September 30, 2004 would have resulted in our owning an additional 31% interest in the Operating Partnership.

Capital Spending

        Capital spending for routine maintenance of the shopping centers is generally recovered from tenants. Capital spending through September 30, 2004 not recovered from tenants is summarized in the following table:

	2004 (1)

	Consolidated Businesses		Beneficial Interest in Consolidated Businesses		Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures

	(in millions of dollars)
Development, renovation, and expansion:
Existing centers	5.7		5.3		12.1	5.3
New centers	30.2	(2)	30.2	(2)
Pre-construction development activities	30.7	(3)	30.7	(3)
Mall tenant allowances (4)	7.1		7.1		4.2	2.3
Corporate office improvements and
equipment	1.0		1.0
Other	0.8		0.7

Total	75.5		75.0		16.4	7.5

(1)	Costs are net of intercompany profits and are computed on an accrual basis.
(2)	Primarily includes costs related to Northlake Mall.
(3)	Primarily includes acquisition of land and related project costs of Oyster Bay.
(4)	Excludes initial lease-up costs.
(5)	Amounts in this table may not add due to rounding.

        For the nine months ended September 30, 2004, in addition to the costs above, we incurred our $5.3 million share of Consolidated Businesses’ and $1.8 million share of Unconsolidated Joint Ventures’ capitalized leasing costs. Our share of repair and asset replacement costs that will be reimbursed by tenants was $3.0 million of Consolidated Businesses’ and $0.8 million of Unconsolidated Joint Ventures’. Also during this period, our share of reimbursements by tenants for capitalizable expenditures of prior periods was $3.2 million for Consolidated Businesses and $2.1 million for Unconsolidated Joint Ventures. The expenditures reimbursable by the tenants and the related reimbursements are classified as recoverable expenses and expense recoveries, respectively, and both are included in our Funds from Operations.

        The following table presents a reconciliation of the Consolidated Businesses’ capital spending shown above to cash additions to properties as presented in our Consolidated Statement of Cash Flows for the quarter ended September 30, 2004:

(in millions)

Consolidated Businesses' capital spending not recovered from tenants	$75.5
Repair and asset replacement costs reimbursable by tenants	3.1
Repair and asset replacement costs reimbursed by tenants	(3.3)
Differences between cash and accrual basis	7.8

Additions to properties	$83.1

Planned Capital Spending

        Northlake Mall, a new 1.1 million square foot enclosed center in Charlotte, North Carolina, will be anchored by Dillard’s, Hecht’s, Belk, Dick’s Sporting Goods, and AMC Theatres. The center is scheduled to open September 15, 2005 and is expected to cost approximately $175 million. We have over 70% of the space committed and nearly all the remaining space is under negotiation. We expect returns on this investment to be approximately 11% at stabilization. Future construction costs for Northlake Mall will be funded through its construction facility.

        Construction will begin shortly on an expansion and renovation at Waterside Shops at Pelican Bay. The expansion will increase mall tenant space by approximately 78 thousand square feet and will cost approximately $48 million. We expect a return of 10% to 11% on our $12 million share of project costs. The project is scheduled to be completed in October 2005.

        Our approximately $68 million balance of development pre-construction costs as of September 30, 2004 consists of costs relating to a project in the Town of Oyster Bay, New York. Both Neiman Marcus and Lord & Taylor have committed to the project and retailer interest has been very strong. Although we still need to obtain the necessary entitlement approvals to move forward with the project, we are encouraged by nine straight favorable court decisions. We continue to be very confident as we await the court hearing on the opposition’s latest appeal. We expect continued success with the ongoing litigation, but if we are ultimately unsuccessful in the litigation process, it is anticipated that our recovery on this asset would be significantly less than our current investment.

        Assuming we are able to begin construction in late 2004, we would expect to open the center in the fall of 2006. The acquisition of the land occurred in May 2004 and we have completed the demolition of the existing industrial buildings on the site. The amount of additional spending on this project in 2004 is dependent upon the timing of the resolution of the litigation and municipal approvals. The returns on this project will be somewhat lower than our normal targets due to the significant pre-development and construction costs on this site.

        The following table summarizes planned capital spending for the entire year of 2004 (including amounts described in the table above) that is not recovered from tenants. The table excludes acquisitions of interests in operating centers (see Results of Operations — Acquisitions).

	2004 (1)

	Consolidated Businesses		Beneficial Interest in Consolidated Businesses		Unconsolidated Joint Ventures		Beneficial Interest in Unconsolidated Joint Ventures

	(in millions of dollars)
Development, renovation, and expansion	71.9	(2)	71.9	(2)	16.8	(4)	6.9	(4)
Mall tenant allowances	12.1		11.8		7.5		3.4
Pre-construction development and other	39.3	(3)	39.3	(3)	0.5		0.3

Total	123.3		123.0		24.8		10.6

(1)	Costs are net of intercompany profits.
(2)	Primarily includes costs related to Northlake Mall.
(3)	Primarily includes the land acquisition and other preliminary costs related to the Oyster Bay project.
(4)	Includes costs related to Waterside Shops at Pelican Bay.
(5)	Amounts in this table may not add due to rounding.

        The Operating Partnership anticipates that its share of costs for development projects scheduled to be completed in 2005 will be as much as $85 million in 2005. Estimates of future capital spending include only projects approved by our Board of Directors and, consequently, estimates will change as new projects are approved.

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

Dividends

        We pay regular quarterly dividends to our common and Series A preferred shareowners. Dividends to our common shareowners are at the discretion of the Board of Directors and depend on the cash available to us, our financial condition, capital and other requirements, and such other factors as the Board of Directors deems relevant. To qualify as a REIT, we must distribute at least 90% of our REIT taxable income to our shareowners, as well as meet certain other requirements. Preferred dividends accrue regardless of whether earnings, cash availability, or contractual obligations were to prohibit the current payment of dividends. The Series A preferred stock became callable in October 2002, while the Operating Partnership’s Series C preferred equity became callable in September 2004. The Operating Partnership’s Series D preferred equity can be called beginning in November 2004.

        On September 9, 2004, we declared a quarterly dividend of $0.27 per common share payable October 20, 2004 to shareowners of record on September 30, 2004. The Board of Directors also declared a quarterly dividend of $0.51875 per share on our 8.3% Series A Preferred Stock, paid September 30, 2004 to shareowners of record on September 20, 2004.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      None.

Item 5. Other Information

      None.

Item 6. Exhibits

10 12 31(a) 31(b) 32(a) 32(b) 99	-- -- -- -- -- -- --	Consulting and Non-Competition Agreement between The Taubman Company, L.L.C. and John L. Simon

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

Date: November 1, 2004	TAUBMAN CENTERS, INC. By: /s/ Lisa A. Payne Lisa A. Payne Executive Vice President, Chief Financial and Administrative Officer, and Director