Form 10-K
period 2004-12-31
TAUBMAN CENTERS INC
filed 2005-03-04
CIK 890319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004.

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to _________________ Commission File Number 1-11530

TAUBMAN CENTERS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan	38-2033632
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 East Long Lake Road
Suite 300, P.O. Box 200
Bloomfield Hills, Michigan	48303-0200
(Address of principal executive office)	(Zip Code)

Registrant's telephone number, including area code:	(248) 258-6800

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Common Stock,	New York Stock Exchange
$0.01 Par Value

8.3% Series A Cumulative	New York Stock Exchange
Redeemable Preferred Stock,
$0.01 Par Value

8% Series G Cumulative	New York Stock Exchange
Redeemable Preferred Stock,
No Par Value

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

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

The aggregate market value of the 48,985,475 shares of Common Stock held by non-affiliates of the registrant as of March 3, 2005 was $1.1 billion, based upon the closing price $22.89 on the New York Stock Exchange composite tape on June 30, 2004. (For this computation, the registrant has excluded the market value of all shares of its Common Stock directors of the registrant and certain other shareholders; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.) As of March 3, 2005, there were outstanding 49,976,870 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders meeting to be held in 2005 are incorporated by reference into Part III.

PART I

Item 1. BUSINESS.

        The following discussion of our business contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs concerning future events. We caution that although forward-looking statements reflect our good faith beliefs and best judgment based upon current information, these statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including those risks, uncertainties, and factors detailed from time to time in reports filed with the SEC, and in particular those set forth under the headings “General Risks of the Company” and “Environmental Matters” in this Annual Report on Form 10-K.

The Company

        Taubman Centers, Inc. (“we”, “us”, “our”, or “TCO”) was incorporated in Michigan in 1973 and we had our initial public offering (“IPO”) in 1992. We own a 61% managing general partner’s interest in The Taubman Realty Group Limited Partnership (the “Operating Partnership” or “TRG”), through which we conduct all of our operations.

        We are engaged in the ownership, development, acquisition, and operation of regional shopping centers and interests therein. Our portfolio as of December 31, 2004, included 21 urban and suburban centers located in nine states. Two new centers are under construction in New Jersey and North Carolina. The Operating Partnership also owns certain regional retail shopping center development projects and more than 99% of The Taubman Company LLC (the “Manager”), which manages the shopping centers and provides other services to the Operating Partnership and to us. See the table on page 13 of this report for information regarding the centers.

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

Recent Developments

        For a discussion of business developments that occurred in 2004, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A).

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

      The centers:

o	are strategically located in major metropolitan areas, many in communities that are among the most affluent in the country, including Dallas, Denver, Detroit, Los Angeles, Miami, New York City, Orlando, Phoenix, San Francisco, Tampa, and Washington, D.C.;

o	range in size between 233,000 and 1.6 million square feet of GLA and between 124,000 and 646,000 square feet of Mall GLA. The smallest center has approximately 40 stores, and the largest has over 200 stores. Of the 21 centers, 19 are super-regional shopping centers;

o	have approximately 3,000 stores operated by their mall tenants under approximately 1,300 trade names;

o	have 66 anchors, operating under 18 trade names;

o	lease most of Mall GLA to national chains, including subsidiaries or divisions of The Limited (The Limited, Express, Victoria's Secret, and others), Gap (Gap, Gap Kids, Banana Republic, Old Navy, and others), and Foot Locker, Inc. (Foot Locker, Lady Foot Locker, Champs Sports, and others); and

o	are among the most productive (measured by mall tenants’ average per square foot sales) in the United States. In 2004, mall tenants had average per square foot sales of $477, which is significantly greater than the average for all regional shopping centers owned by public companies.

        The most important factor affecting the revenues generated by the centers is leasing to mall tenants (primarily specialty retailers), which represents approximately 90% of revenues. Anchors account for less than 10% of revenues because many own their stores and, in general, those that lease their stores do so at rates substantially lower than those in effect for mall tenants.

        Our portfolio is concentrated in highly productive super-regional shopping centers. Of the 21 centers, 20 had annual rent rolls at December 31, 2004 of over $10 million. We believe that this level of productivity is indicative of the centers’ strong competitive position and is, in significant part, attributable to our business strategy and philosophy. We believe that large shopping centers (including regional and especially super-regional shopping centers) are the least susceptible to direct competition because (among other reasons) anchors and large specialty retail stores do not find it economically attractive to open additional stores in the immediate vicinity of an existing location for fear of competing with themselves. In addition to the advantage of size, we believe that the centers’ success can be attributed in part to their other physical characteristics, such as design, layout, and amenities.

Business Strategy And Philosophy

        We believe that the regional shopping center business is not simply a real estate development business, but rather an operating business in which a retailing approach to the on-going management and leasing of the centers is essential. Thus we:

o	offer a large, diverse selection of retail stores in each center to give customers a broad selection of consumer goods and variety of price ranges.

o	endeavor to increase overall mall tenants’ sales by leasing space to a constantly changing mix of tenants, thereby increasing achievable rents.

o	seek to anticipate trends in the retailing industry and emphasize ongoing introductions of new retail concepts into our centers. Due in part to this strategy, a number of successful retail trade names have opened their first mall stores in the centers. In addition, we have brought to the centers “new to the market” retailers. We believe that the execution of this leasing strategy has been unique in the industry and is an important element in building and maintaining customer loyalty and increasing mall productivity.

o	provide innovative initiatives that utilize technology and the Internet to heighten the shopping experience, build customer loyalty and increase tenant sales. One such initiative is our Taubman Center Website Program, which connects shoppers and retailers through an interactive content-driven website. We also offer our shoppers a robust direct email program, which allows them to receive, each week, information featuring what’s on sale and what’s new at the stores they select.

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

        Our leasing strategy also includes a new initiative in 2005. After much discussion with retailers and performing significant analysis, we have decided to begin offering our tenants the option to pay a fixed charge or pay their share of common area maintenance (CAM) costs. We believe that this will be positive for tenant relations, as it will allow the retailer to decide whether fixed CAM or traditional net CAM works best for them. Our research suggests this approach is unique in the industry; the retailer can choose greater predictability for a modest premium in the fixed CAM option. From a financial perspective, our analysis shows the premium will balance our additional risk. Assuming tenants sign up for the fixed CAM option, over time there will be significantly less matching of CAM income with CAM expenditures, which can vary considerably from period to period.

Potential For Growth

        Our principal objective is to enhance shareholder value. We seek to maximize the financial results of our core assets, while also pursuing a growth strategy that primarily includes an active new center development program.

Internal Growth

        We expect that the majority of our future growth will come from our existing core portfolio and business. Although we’ve always had a culture of intensively managing our assets and maximizing the rents from tenants, we’re committed to improving the processes that significantly impact the core portfolio in order to drive even better performance.

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

        Our approximately $75 million balance of development pre-construction costs as of December 31, 2004 consists of costs relating to our Oyster Bay project in Town of Oyster Bay, New York. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations-Planned Capital Spending regarding the status of this project.

        We have signed a conditional letter of intent with regard to a project in Salt Lake City, Utah. This project would be a total reconfiguration of two existing properties and Nordstrom has announced its commitment to the project. While the structure and amount of our investment is not finalized, we are hopeful we will begin construction as early as 2005.

        In addition, in January 2005, we entered into an agreement to invest in The Pier at Caesar’s (The Pier) in Atlantic City, a 0.3 million square foot project in Atlantic City, New Jersey. The project is currently under construction and will open in 2006. Under the agreement, we will have a 30% interest in The Pier. We also entered into a joint development agreement for future projects with our partner in this project.

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

        While we will continue to evaluate development projects using criteria, including financial criteria for rates of return, similar to those employed in the past, no assurances can be given that the adherence to these policies will produce comparable results in the future. In addition, the costs of shopping center development opportunities that are explored but ultimately abandoned will, to some extent, diminish the overall return on development projects. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Spending” for further discussion of our development activities.

Strategic Acquisitions

        Our objective is to acquire existing centers only when they are compatible with the quality of our portfolio (or can be redeveloped to that level) and that satisfy our strategic plans and pricing requirements. Recently we acquired a 30% interest in The Pier at Caesars, a project currently under construction by Gordon Group in Atlantic City, New Jersey. In 2003, we acquired a 25% interest in Waterside Shops at Pelican Bay in Naples, Florida. We also may acquire additional interests in centers currently in our portfolio. In 2004 we acquired the additional 23.6% interest in International Plaza, bringing our ownership in the shopping center to 50.1% and the additional 30% ownership of Beverly Center, bringing our ownership in the shopping center to 100%.

        In addition, we have begun looking at opportunities in Asia to augment our existing development and acquisition activities. We have several key criteria for any international initiative: 1) we would like it to be a sustainable program, not just one project, 2) we would like strong partners who are actively engaged in the region, and 3) we would seek to limit our financial exposure while capitalizing on our expertise and knowledge.

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

        Construction has begun on an expansion and renovation at Waterside Shops at Pelican Bay. The expansion will increase mall tenant space by approximately 78,000 square feet. The project is scheduled to be completed in October 2005.

        In addition, at Stamford Town Center we purchased the Filene’s store, which closed in January 2005. We are now planning to reposition that center commencing in 2005. We expect to announce the details of the renovation over the next several months.

        The following table includes information regarding recent development, acquisition, and expansion and renovation activities:

Developments:

Completion Date	Center	Location
October 2002	The Mall at Millenia	Orlando, Florida
September 2003	Stony Point Fashion Park	Richmond, Virginia

Acquisitions:

Completion Date	Center	Location
May 2002	Sunvalley (1)	Concord, California
May 2002	Arizona Mills	Tempe, Arizona
additional interest (2)
October 2002	Dolphin Mall	Miami, Florida
additional interest (3)
March 2003	Great Lakes Crossing	Auburn Hills, Michigan
additional interest (4)
July 2003	MacArthur Center	Norfolk, Virginia
additional interest (5)
December 2003	Waterside Shops at Pelican Bay (6)	Naples, Florida
January 2004	Beverly Center	Los Angeles, California
additional interest (7)
July 2004	International Plaza	Tampa, Florida
additional interest (8)

Expansions and Renovations:

Completion Date	Center	Location
November 2003	The Mall at Short Hills	Short Hills, New Jersey
December 2003	Regency Square	Richmond, Virginia

(1)	In May 2002, a 50% interest in the center was acquired.
(2)	In May 2002, an additional 13% interest in the center was acquired.
(3)	In October 2002, the joint venture partner’s 50% interest in the center was acquired.
(4)	In March 2003, the joint venture partner’s 15% interest in the center was acquired.
(5)	In July 2003, an additional 25% interest in the center was acquired.
(6)	In December 2003, a 25% interest in the center was acquired.
(7)	In January 2004, the joint venture partner’s 30% interest in the center was acquired.
(8)	In July 2004, an additional 23.6% interest in the center was acquired.

Rental Rates

        As leases have expired in the centers, we have generally been able to rent the available space, either to the existing tenant or a new tenant, at rental rates that are higher than those of the expired leases. In a period of increasing sales, rents on new leases will tend to rise as tenants’ expectations of future growth become more optimistic. In periods of slower growth or declining sales, such as we experienced from 2001 to 2003, rents on new leases will grow more slowly or will decline for the opposite reason. However, center revenues nevertheless increase as older leases roll over or are terminated early and replaced with new leases negotiated at current rental rates that are usually higher than the average rates for existing leases.

        The following tables contain certain information regarding per square foot minimum rent in our consolidated businesses and unconsolidated joint ventures at the comparable centers (centers that had been owned and open for the current and preceding year):

	2004	2003	2002		2001	2000

Average rent per square foot:
Consolidated Businesses	$41.35	$40.06	$42.31		$41.90	$39.30
Unconsolidated Joint Ventures	42.48	42.75	42.03		41.76	40.41
Opening base rent per square foot:
Consolidated Businesses	$44.64	$43.41	$45.91		$52.77	$48.19
Unconsolidated Joint Ventures	44.63	40.06	43.03		47.45	44.26
Square feet of GLA opened	1,054,116	1,011,055	774,016		657,815	609,335
Closing base rent per square foot:
Consolidated Businesses	$44.79	$40.80	$43.47	.	$42.34	$41.52
Unconsolidated Joint Ventures	47.66	41.28	41.63		39.56	38.52
Square feet of GLA closed	828,485	1,098,769	661,981		803,542	628,013
Releasing spread per square foot:
Consolidated Businesses	$(0.15)	$2.61	$2.44		$10.43	$6.67
Unconsolidated Joint Ventures	(3.03)	(1.22)	1.40		7.89	5.74

        The spread between opening and closing rents may not be indicative of future periods, as this statistic is not computed on comparable tenant spaces, and can vary significantly from period to period depending on the total amount, location, and average size of tenant space opening and closing in the period. Rents on stores opening in 2004 and 2003 were generally negotiated in a decreasing sales environment. Now that sales have shown positive year-over-year growth for 21 months, and assuming this positive trend continues, we would expect to also see improvement in rent growth.

Lease Expirations

        The following table shows lease expirations based on information available as of December 31, 2004 for the next ten years for all owned centers in operation at that date:

Lease Expiration Year	Number of Leases Expiring	Leased Area in Square Footage	Annualized Base Rent Under Expiring Leases (in thousands)	Annualized Base Rent Under Expiring Leases Per Squre Foot (1)	Precent of Total Leased Square Footage Represented by Expiring Leases
2005 (2)	140	459,725	$15,187	$33.04	4.2%
2006	219	578,959	22,713	39.23	5.3
2007	271	723,064	29,176	40.35	6.6
2008	337	987,335	37,337	37.82	9.0
2009	350	1,017,402	40,714	40.02	9.2
2010	206	605,531	27,496	45.41	5.5
2011	431	1,440,168	56,093	38.95	13.1
2012	301	1,363,119	52,332	38.39	12.4
2013	257	1,121,549	40,536	36.14	10.2
2014	201	774,960	27,963	36.08	7.0

(1)	A higher percentage of space at value centers (Arizona Mills, Dolphin Mall, and Great Lakes Crossing) is typically rented to major and mall tenants at lower rents than the portfolio average. Excluding value centers, the annualized base rent under expiring leases is greater by a range of $4.84 to $12.81 or an average of $8.19 for the periods presented within this table.
(2)	Excludes leases that expire in 2005 for which renewal leases or leases with replacement tenants have been executed as of December 31, 2004.

        We believe that the information in the table is not necessarily indicative of what will occur in the future because of several factors, but principally because of early lease terminations at the centers. For example, the average remaining term of the leases that were terminated during the period 1998 to 2004 was approximately two years. The average term of leases signed during 2004 and 2003 was approximately seven years.

        In addition, mall tenants at the centers may seek the protection of the bankruptcy laws, which could result in the termination of such tenants’ leases and thus cause a reduction in cash flow. In 2004, approximately 1.7% of leases were so affected compared to 2.3% in 2003. This statistic has ranged from 1.2% to 4.5% since we went public in 1992. Since 1991, the annual provision for losses on accounts receivable has been less than 2% of annual revenues.

Occupancy

        Mall tenant leased space, ending occupancy, and average occupancy rates of our centers were 90.7%, 89.6% and 87.4%, respectively, in 2004, and 89.8%, 87.4%, and 86.6%, respectively, in 2003. For comparable centers, leased space, ending occupancy, and average occupancy rates were 90.5%, 89.4%, and 87.1%, respectively, in 2004, and 89.5%, 87.3%, and 86.6%, respectively, in 2003. Occupancy statistics include mall tenants with lease terms greater than one year and value center anchors.

Major Tenants

        No single retail company represents 10% or more of our revenues. The combined operations of The Limited, Inc. accounted for approximately 5.0% of Mall GLA as of December 31, 2004 and 4.7% of 2004 minimum rent. No other single retail company accounted for more than 3% of Mall GLA or 4% of 2004 minimum rent. The following table shows the ten largest tenants and their square footage as of December 31, 2004:

Tenant	# of Stores	Square Footage	% of Mall GLA
Limited (The Limited, Express, Victoria's Secret)	68	500,734	5.0%
Gap (Gap, Gap Kids, Banana Republic, Old Navy)	37	291,416	2.9
Forever 21	17	251,193	2.5
Foot Locker (Foot Locker, Lady Foot Locker, Champs Sports)	45	222,320	2.2
Abercrombie &Fitch (Abercrombie & Fitch, Hollister)	29	215,486	2.2
Williams-Sonoma (Williams-Sonoma, Pottery Barn, Pottery Barn Kids)	28	196,593	2.0
Retail Brand Alliance (Brooks Brothers, Casual Corner)	30	179,886	1.8
The TJX Companies (Marshalls, T.J. Maxx)	4	151,313	1.5
Ann Taylor	26	138,726	1.4
Talbots	18	132,426	1.3

General Risks of the Company

The Economic Performance and Value of our Shopping Centers are Dependent on Many Factors

        The economic performance and value of our shopping centers are dependent on various factors. Additionally, these same factors will influence our decision whether to go forward on the development of new centers and may affect the ultimate economic performance and value of projects under construction. Adverse changes in the economic performance and value of our shopping centers would adversely affect our income and cash available to pay dividends.

Such factors include:

o	changes in the national, regional, and/or local economic and geopolitical climates,

o	increases in operating costs,

o	the public perception of the safety of customers at our shopping centers,

o	legal liabilities,

o	availability and cost of financing,

o	changes in government regulations, and

o	changes in real estate zoning and tax laws.

        In addition, the value and performance of our shopping centers may be adversely affected by certain other factors discussed below including competition, uninsured losses, and environmental liabilities.

We are in a competitive business.

        There are numerous shopping facilities that compete with our properties in attracting retailers to lease space. In addition, retailers at our properties face continued competition from discount shopping centers, lifestyle centers, outlet malls, wholesale and discount shopping clubs, direct mail, telemarketing, television shopping networks and shopping via the Internet. Competition of this type could adversely affect our revenues and cash available for distribution to stockholders.

        We compete with other major real estate investors with significant capital for attractive investment opportunities. These competitors include other REITs, investment banking firms and private institutional investors. This competition has increased prices for commercial properties and may impair our ability to make suitable property acquisitions on favorable terms in the future.

Some of our potential losses may not be covered by insurance.

        We carry comprehensive liability, fire, flood, earthquake, extended coverage and rental loss insurance on each of our properties. We believe the policy specifications and insured limits of these policies are adequate and appropriate. There are, however, some types of losses, including lease and other contract claims, that generally are not insured. If an uninsured loss or a loss in excess of insured limits occurs, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. If this happens, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property.

        In November 2002, Congress passed the “Terrorism Risk Insurance Act of 2002” (TRIA), which required insurance companies to offer terrorism coverage to all existing insured companies for an additional cost. As a result, our standard property insurance policies are currently provided without a sub-limit for terrorism, eliminating the need for separate terrorism insurance policies.

         TRIA has an expiration date of December 31, 2005. While Congress may extend or replace TRIA , the possibility exists that TRIA may be allowed to expire. There are specific provisions in our loans that address terrorism insurance. Simply stated, in most loans, we are obligated to obtain terrorism insurance, but there are limits on the amounts we could be required to spend to obtain such coverage. If Congress fails to extend or replace TRIA or if another terrorist event occurs, we would likely pay higher amounts for terrorism insurance coverage and/or obtain less coverage than we have currently. Our inability to obtain such coverage or to do so only at greatly increased costs may also negatively impact the availability and cost of future financings.

We may be subject to liabilities for environmental matters.

        All of the centers presently owned by us (not including option interests in certain pre-development projects ) have been subject to environmental assessments. No assurances can be given, however, that all environmental liabilities have been identified or that no prior owner, operator, or current occupant has created an environmental condition not known to us. Moreover, no assurances can be given that future laws, ordinances or regulations will not impose any material environmental liability or that the current environmental condition of the centers will not be affected by tenants and occupants of the centers, by the condition of properties in the vicinity of the centers (such as the presence of underground storage tanks) or by third parties unrelated to us.

We hold investments in joint ventures in which we do not control all decisions, and we may have conflicts of interest with our joint venture partners.

        Some of our shopping centers are partially owned by non-affiliated partners through joint venture arrangements. As a result, we do not control all decisions regarding those shopping centers and may be required to take actions that are in the interest of the joint venture partners but not our best interests. Accordingly, we may not be able to favorably resolve any issues which arise with respect to such decisions, or we may have to provide financial or other inducements to our joint venture partners to obtain such resolution.

        Various restrictive provisions and rights govern sales or transfers of interests in our joint ventures. These may work to our disadvantage because, among other things, we may be required to make decisions as to the purchase or sale of interests in our joint ventures at a time that is disadvantageous to us.

The bankruptcy of our tenants, anchors or joint venture partners could adversely affect us.

        We could be adversely affected by the bankruptcy of third parties. The bankruptcy of a mall tenant could result in the termination of its lease which would lower the amount of cash generated by that mall. In addition, if a department store operating as an anchor at one of our shopping centers were to go into bankruptcy and cease operating, we may experience difficulty and delay in replacing the anchor. In addition, the anchor’s closing may lead to reduced customer traffic and lower mall tenant sales. As a result, we may also experience difficulty or delay in leasing spaces in areas adjacent to the vacant anchor space. The profitability of shopping centers held in a joint venture could also be adversely affected by the bankruptcy of one of the joint venture partners if, because of certain provisions of the bankruptcy laws, we were unable to make important decisions in a timely fashion or became subject to additional liabilities.

Our investments are subject to credit and market risk.

        We occasionally extend credit to third parties in connection with the sale of land or other transactions. We have occasionally made investments in marketable and other equity securities. We are exposed to risk in the event the values of our investments and/ or our loans decrease due to overall market conditions, business failure, and/ or other nonperformance by the investees or counterparties.

Our real estate investments are relatively illiquid.

        We may be limited in our ability to vary our portfolio in response to changes in economic or other conditions by restriction on transfer imposed by our partners or lenders. In addition, under TRG’s partnership agreement, upon the sale of a center or TRG’s interest in a center, TRG may be required to distribute to its partners all of the cash proceeds received by TRG from such sale. If TRG made such a distribution, the sale proceeds would not be available to finance TRG’s activities, and the sale of a center may result in a decrease in funds generated by continuing operations and in distributions to TRG’s partners, including us.

We may acquire or develop new properties, and these activities are subject to various risks.

        We actively pursue development and acquisition activities as opportunities arise, and these activities are subject to the following risks:

o	the pre-construction phase for a regional center typically extends over several years, and the time to obtain anchor commitments, zoning and regulatory approvals, and public financing can vary significantly from project to project,

o	we may not be able to obtain the necessary zoning or other governmental approvals for a project, or we may determine that the expected return on a project is not sufficient; if we abandon our development activities with respect to a particular project, we may incur a loss on our investment,

o	construction and other project costs may exceed our original estimates because of increases in material and labor costs, delays and costs to obtain anchor and tenant commitments,

o	we may not be able to obtain financing or to refinance construction loans, which are generally recourse to TRG,

o	occupancy rates and rents at a completed project may not meet our projections, and

o	the costs of development activities that we explore but ultimately abandon will, to some extent, diminish the overall return on our completed development projects.

        We intend to explore development and acquisition opportunities in international markets. In addition to the risks noted above we may have additional currency, funds repatriation, tax and other political and regulatory considerations associated with such projects that may reduce our financial return.

We may not be able to maintain our status as a REIT.

        We may not be able to maintain our status as a REIT for Federal income tax purposes with the result that the income distributed to shareholders will not be deductible in computing taxable income and instead would be subject to tax at regular corporate rates. We may also be subject to the alternative minimum tax if we fail to maintain our status as a REIT. Any such corporate tax liability would be substantial and would reduce the amount of cash available for distribution to our shareholders which, in turn, could have a material adverse impact on the value of, or trading price for, our shares. Although we believe we are organized and operate in a manner to maintain our REIT qualification, many of the REIT requirements of the Internal Revenue Code of 1986, as amended, or the Code, are very complex and have limited judicial or administrative interpretations. Changes in tax laws or regulations or new administrative interpretations and court decisions may also affect our ability to maintain REIT status in the future. If we do not maintain our REIT status in any year, we may be unable to elect to be treated as a REIT for the next four taxable years.

        Although we currently intend to maintain our status as a REIT, future economic, market, legal, tax, or other considerations may cause us to determine that it would be in our and our shareholders’ best interests to revoke our REIT election. If we revoke our REIT election, we will not be able to elect REIT status for the next four taxable years.

We may be subject to taxes even if we qualify as a REIT.

        Even if we qualify as a REIT for federal income tax purposes, we will be required to pay certain federal, state and local taxes on our income and property. For example, we will be subject to income tax to the extent we distribute less than 100% of our REIT taxable income, including capital gains. Moreover, if we have net income from “prohibited transactions,” that income will be subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. The determination as to whether a particular sale is a prohibited transaction depends on the facts and circumstances related to that sale. We cannot guarantee that sales of our properties would not be prohibited transactions unless we comply with certain statutory safe-harbor provisions. The need to avoid prohibited transactions could cause us to forego or defer sales of facilities that our predecessors otherwise would have sold or that might otherwise be in our best interest to sell.

        In addition, any net taxable income earned directly by our taxable REIT subsidiaries will be subject to federal and state corporate income tax. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct certain interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by the taxable REIT subsidiaries if the economic arrangements between the REIT, the REIT’s tenants, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. Finally, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to federal income tax on that income, because not all states and localities follow the federal income tax treatment of REITs. To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for distributions to our shareholders.

The lower tax rate on certain dividends from non-REIT “C” corporations may cause investors to prefer to hold stock in non-REIT “C” corporations.

        While corporate dividends have traditionally been taxed at ordinary income rates, the maximum tax rate on certain corporate dividends received by individuals through December 31, 2008, has been reduced from 35% to 15%. This change has reduced substantially the so-called “double taxation” (that is, taxation at both the corporate and shareholder levels) that had generally applied to non-REIT “C” corporations but did not apply to REITs. Generally, dividends from REITs do not qualify for the dividend tax reduction because REITs generally do not pay corporate-level tax on income that they distribute currently to shareholders. REIT dividends are only eligible for the lower capital gains rates in limited circumstances where the dividends are attributable to income, such as dividends from a taxable REIT subsidiary, that has been subject to corporate-level tax. The application of capital gains rates to non-REIT “C” corporation dividends could cause individual investors to view stock in non-REIT “C” corporations as more attractive than shares in REITs, which may negatively affect the value of our shares.

Our ownership limitations and other provisions of our articles of incorporation and bylaws may hinder any attempt to acquire us.

        The general limitations on ownership of our capital stock and other provisions of our articles of incorporation and bylaws could have the effect of discouraging offers to acquire us and of inhibiting a change in control, which could adversely affect our shareholders’ ability to receive a premium for their shares in connection with such a transaction.

Members of the Taubman family have the power to vote a significant number of the shares of our capital stock entitled to vote.

        Based on information contained in filings made with the SEC, as of December 31, 2004, A. Alfred Taubman and the members of his family have the power to vote approximately 33% of the outstanding shares of our common stock and our Series B preferred stock, considered together as a single class, and approximately 85% of our outstanding Series B preferred stock. Our shares of common stock and our Series B preferred stock vote together as a single class on all matters generally submitted to a vote of our shareholders, and the holders of the Series B preferred stock have certain rights to nominate up to four individuals for election to our board of directors and other class voting rights. Mr. Taubman’s sons, Robert S. Taubman and William S. Taubman, serve as our Chairman of the Board, President and Chief Executive Officer, and our Executive Vice President, respectively. These individuals occupy the same positions with The Taubman Company, LLC, which manages all of our properties. As a result, Mr. A. Alfred Taubman and the members of his family may exercise significant influence with respect to the election of our board of directors, the outcome of any corporate transaction or other matter submitted to our shareholders for approval, including any merger, consolidation or sale of all or substantially all of our assets. In addition, because our articles of incorporation impose a limitation on the ownership of our outstanding capital stock by any person and such ownership limitation may not be changed without the affirmative vote of holders owning not less than two-thirds of the outstanding shares of capital stock entitled to vote on such matter, Mr. A. Alfred Taubman and the members of his family have the power to prevent a change in control of our company.

Our ability to pay dividends on our stock may be limited.

        Because we conduct all of our operations through TRG, our ability to pay dividends on our stock will depend almost entirely on payments and dividends received on our interests in TRG. Additionally, the terms of some of the debt to which TRG is a party limits its ability to make some types of payments and other dividends to us. This in turn limits our ability to make some types of payments, including payment of dividends on our stock, unless we meet certain financial tests or such payments or dividends are required to maintain our qualification as a REIT. As a result, if we are unable to meet the applicable financial tests, we may not be able to pay dividends on our stock in one or more periods.

Our ability to pay dividends is further limited by the requirements of Michigan law.

        Our ability to pay dividends on our stock is further limited by the laws of Michigan. Under the Michigan Business Corporation Act, a Michigan corporation may not make a distribution if, after giving effect to the distribution, the corporation would not be able to pay its debts as the debts become due in the usual course of business, or the corporation’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the corporation were dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution. Accordingly, we may not make a distribution on our stock if, after giving effect to the distribution, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of the holders of any shares of our preferred stock then outstanding.

We may incur additional indebtedness, which may harm our financial position and cash flow and potentially impact our ability to pay dividends on our stock.

        Our governing documents do not limit us from incurring additional indebtedness and other liabilities. As of December 31, 2004, we had approximately $1.9 billion of consolidated indebtedness outstanding, and our beneficial interest in both our consolidated debt and the debt of our unconsolidated joint ventures was $2.4 billion. We may incur additional indebtedness and become more highly leveraged, which could harm our financial position and potentially limit our cash available to pay dividends.

We cannot assure you that we will be able to pay dividends regularly although we have done so in the past.

        Our ability to pay dividends in the future is dependent on our ability to operate profitably and to generate cash from our operations. Although we have done so in the past, we cannot guarantee that we will be able to pay dividends on a regular quarterly basis in the future. Furthermore, any new shares of common stock issued will substantially increase the cash required to continue to pay cash dividends at current levels. Any common stock or preferred stock that may in the future be issued to finance acquisitions, upon exercise of stock options or otherwise, would have a similar effect.

Environmental Matters

        All of the centers presently owned by us (not including option interests in certain pre- development projects) have been subject to environmental assessments. We are not aware of any environmental liability relating to the centers or any other property, in which we have or had an interest (whether as an owner or operator) that we believe, would have a material adverse effect on our business, assets, or results of operations. No assurances can be given, however, that all environmental liabilities have been identified or that no prior owner, operator, or current occupant has created an environmental condition not known to us. Moreover, no assurances can be given that (1) future laws, ordinances, or regulations will not impose any material environmental liability or that (2) the current environmental condition of the centers will not be affected by tenants and occupants of the centers, by the condition of properties in the vicinity of the centers (such as the presence of underground storage tanks), or by third parties unrelated to us.

Personnel

        We have engaged the Manager to provide real estate management, acquisition, development, and administrative services required by us and our properties.

        As of December 31, 2004, the Manager had 509 full-time employees. The following table provides a breakdown of employees by operational areas as of December 31, 2004:

Number of Employees
Center Operations	186
Property Management	128
Leasing	49
Development	35
Financial Services	58
Other	53

Total	509

Available Information

        The Company makes available free of charge through its website at www.taubman.com all reports it electronically files with, or furnishes to, the Securities Exchange Commission (the “SEC”), including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as any amendments to those reports, as soon as reasonably practicable after those documents are filed with, or furnished to, the SEC. These filings are also accessible on the SEC’s website at www.sec.gov.

Item 2. PROPERTIES.

Ownership

        The following table sets forth certain information about each of the centers. The table includes only centers in operation at December 31, 2004. Excluded from this table is Northlake Mall which will open in 2005. Centers are owned in fee other than Beverly Center, Cherry Creek, International Plaza, MacArthur Center, and Sunvalley, which are held under ground leases expiring between 2049 and 2083.

        Certain of the centers are partially owned through joint ventures. Generally, the Operating Partnership’s joint venture partners have ongoing rights with regard to the disposition of the Operating Partnership’s interest in the joint ventures, as well as the approval of certain major matters.

Center	Anchors	Sq. Ft. of GLA/ Mall GLA as of 12/31/04		Year Opened/ Expanded	Year Acquired	Ownership % as of 12/31/04

Consolidated Businesses:
Beverly Center	Bloomingdale's, Macy's	879,000		1982		100%
Los Angeles, CA		571,000

Dolphin Mall	Burlington Coat Factory,	1,313,000		2001		100%
Miami, FL	Cobb Theatres, Dave & Busters,	623,000
	The Sports Authority, Off 5th Saks,
	Marshalls, Neiman Marcus-Last Call

Fairlane Town Center	Marshall Field's, JCPenney, Lord &	1,536,000		1976/1978/		100%
Dearborn, MI	Taylor, Off 5th Saks, Sears	646,000		1980/2000
(Detroit Metropolitan Area)

Great Lakes Crossing	Bass Pro Shops Outdoor World,	1,357,000		1998		100%
Auburn Hills, MI	GameWorks, Neiman Marcus-	548,000
(Detroit Metropolitan Area)	Last Call, Off 5th Saks, Star Theatres,
	Circuit City

International Plaza	Dillard's, Neiman Marcus, Nordstrom	1,223,000		2001		50.1%
Tampa, FL	Robb & Stucky (2005)	581,000

MacArthur Center	Dillard's, Nordstrom	932,000		1999		95%
Norfolk, VA		518,000

Regency Square	Hecht's (two locations), JCPenney,	821,000		1975/1987	1997	100%
Richmond, VA	Sears	234,000

The Mall at Short Hills	Bloomingdale's, Macy's, Neiman	1,342,000		1980/1994/		100%
Short Hills, NJ	Marcus, Nordstrom, Saks Fifth Avenue	520,000		1995

Stony Point Fashion Park	Dillard's, Saks Fifth Avenue, Dick's	662,000		2003		100%
Richmond, VA	Sporting Goods (1)	296,000

Twelve Oaks Mall	Marshall Field's, JCPenney, Lord &	1,190,000		1977/1978		100%
Novi, MI	Taylor, Sears	452,000
(Detroit Metropolitan Area)

The Mall at Wellington Green	Burdines, Dillard's, JCPenney,	1,281,000	(2)	2001/2003		90%
Wellington, FL	Nordstrom	467,000
(Palm Beach County)

The Shops at Willow Bend	Dillard's, Foley's, Lord & Taylor,	1,392,000		2001/2004		100%
Plano, TX	Neiman Marcus, Saks Fifth Avenue	534,000
(Dallas Metropolitan Area)

	Total GLA/Total Mall GLA:	13,928,000
		5,990,000

Unconsolidated Joint Ventures:
Arizona Mills	GameWorks, Harkins Cinemas,	1,227,000		1997		50%
Tempe, AZ	JCPenney Outlet, Neiman Marcus-	521,000
(Phoenix Metropolitan Area)	Last Call, Off 5th Saks

Cherry Creek	Foley's, Lord & Taylor, Neiman	1,016,000		1990/1998		50%
Denver, CO	Marcus, Saks Fifth Avenue	543,000

Fair Oaks	Hecht's, JCPenney, Lord & Taylor,	1,574,000		1980/1987/		50%
Fairfax, VA	Sears, Macy's	569,000		1988/2000
(Washington, DC Metropolitan Area)

The Mall at Millenia	Bloomingdale's, Macy's, Neiman	1,116,000		2002		50%
Orlando, FL	Marcus	516,000

Stamford Town Center	Filene's, Macy's, Saks Fifth Avenue	855,000	(3)	1982		50%
Stamford, CT		362,000

Sunvalley	JCPenney, Macy's (two locations),	1,327,000		1967/1981	2002	50%
Concord, CA	Sears	487,000
(San Francisco Metropolitan Area)

Waterside Shops at Pelican Bay	Saks Fifth Avenue	233,000		1992	2003	25%
Naples, FL		124,000

Westfarms	Filene's, Filene's Men's Store/	1,292,000		1974/1983/		79%
West Hartford, CT	Furniture Gallery, JCPenney,	522,000		1997
	Lord & Taylor, Nordstrom

Woodland	Marshall Field's, JCPenney, Sears	1,022,000		1968/1974/		50%
Grand Rapids, MI		348,000		1984/1989

	Total GLA/Total Mall GLA:	9,662,000
		3,992,000

(1)	In December 2004, Galyan’s was converted to Dick’s Sporting Goods.
(2)	GLA includes the former Lord & Taylor store, which closed in July 2004.
(3)	GLA includes the former Filene’s store, which closed in January 2005.

Anchors

        The following table summarizes certain information regarding the anchors at the operating centers (excluding the value centers) as of December 31, 2004:

Name	Number of Anchor Stores	12/31/04 GLA (in thousands)	% of GLA
Dick's Sporting Goods (1)	1	84	0.4%

Dillard's	5	1,149	5.8%

Federated
Macy's	7	1,469
Burdines	1	200
Bloomingdale's	3	614
Total	11	2,283	11.6%

JCPenney	8	1,508	7.7%

May Company
Lord & Taylor	6	778
Marshall Field's	3	647
Hecht's	3	453
Filene's (2)	2	379
Filene's Men's Store/
Furniture Gallery	1	80
Foley's	2	418
Total	17	2,755	14.0%

Neiman Marcus	5	556	2.8%

Nordstrom	5	796	4.0%

Robb & Stucky (2005)	1	119	0.6%

Saks
Saks Fifth Avenue	6	467
Off 5th Saks	1	93
Total	7	560	2.8%

Sears	6	1,370	7.0%

Total	66	11,180	56.8	% (3)

(1)	In December 2004, Galyan’s was converted to Dick’s Sporting Goods.
(2)	In January 2005, Filene’s closed its store at Stamford Town Center.
(3)	Percentages in table may not add due to rounding.

Mortgage Debt

        The following table sets forth certain information regarding the mortgages encumbering the centers as of December 31, 2004. All mortgage debt in the table below is nonrecourse to the Operating Partnership, except for debt encumbering Dolphin Mall, Northlake Mall, The Mall at Wellington Green, and The Shops at Willow Bend. The Operating Partnership has guaranteed the payment of all or a portion of the principal and interest on the mortgage debt of these centers. (” Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources – Loan Commitments and Guarantees”). A $1.7 million note secured by certain equipment of The Mall at Millenia is excluded.

Centers Consolidated in TCO's Financial Statements	Stated Interest Rate		Principal Balance as of 12/31/04 (000's)		Annual Debt Service (000's)		Maturity Date		Balance Due on Maturity (000's)	Earliest Prepayment Date

Beverly Center	5.28%		$ 347,500		Interest Only	(1)	02/11/14		$303,277	01/16/07	(2)
Dolphin Mall	LIBOR+2.15%	(3)	143,495		$2,184+Interest	(4)	02/09/06	(5)	141,137	09/09/05	(6)
Great Lakes Crossing	5.25%		147,450		10,006	(7)	03/11/13		125,507	04/12/05	(2)
International Plaza (50.1%)	4.21%	(8)	185,400	(8)	11,274	(7)	01/08/08		175,150	12/24/05	(9)
MacArthur Center (95%)	7.59%	(10)	143,283	(10)	12,400	(7)	10/01/10		126,884	30 Days Notice	(2)
Northlake Mall	LIBOR+1.75%		29,429		Interest Only	(11)	08/16/07	(12)	29,429	3 Days Notice	(13)
The Mall at Oyster Bay	LIBOR+2.00%		42,598		Interest Only		12/31/05	(14)	42,598	10 Days Notice	(13)
Regency Square	6.75%		79,784		6,421	(7)	11/01/11		71,569	60 Days Notice	(15)
The Mall at Short Hills	6.70%		261,800		20,907	(7)	04/01/09		245,301	30 Days Notice	(16)
Stony Point Fashion Park	6.24%		114,508		8,488	(7)	06/01/14		98,585	08/13/06	(17)
The Mall at Wellington
Green (90%)	LIBOR+1.50%	(18)	140,000		Interest Only		05/01/07		140,000	5 Days Notice	(13)
The Shops at Willow Bend	LIBOR+2.25%	(19)	146,975		2,367+Interest	(4)	07/09/06	(20)	143,346	02/09/05	(21)

Other Consolidated Secured Debt

TRG Credit Facility	LIBOR+0.80%	(22)	125,000		Interest Only		02/14/08	(23)	125,000	2 Days Notice	(13)
TRG Credit Facility	Variable Bank Rate	(24)	23,217		Interest Only		02/14/08		23,215	At Any Time	(13)

Centers Owned by Unconsolidated
Joint Ventures/TRG's % Ownership

Arizona Mills (50%)	7.90%		140,911		12,728	(7)	10/05/10		130,419	30 Days Notice	(2)
Cherry Creek (50%)	7.68%		176,285		15,946	(25)	08/11/06		172,523	60 Days Notice	(26)
Fair Oaks (50%)	6.60%		140,000		Interest Only		04/01/08		140,000	30 Days Notice	(27)
The Mall at Millenia (50%)	5.46%		210,000		Interest Only	(28)	04/09/13		195,255	03/29/06	(2)
Sunvalley (50%)	5.67%		131,752		9,372	(7)	11/01/12		114,056	03/19/05	(2)
Westfarms (79%)	6.10%		204,139		15,272	(7)	07/11/12		179,028	30 Days Notice	(2)

(1)	Loan is interest only through 2/11/06 then begin amortizing principal based on 30 years. Annual debt service will be $23.1 million.
(2)	No defeasance deposit required if paid within three months of maturity date.
(3)	The entire debt balance is capped at 7% plus 2.15% credit spread until maturity based on one-month LIBOR.
(4)	Amortizing principal based on 25 years at 7%.
(5)	Maturity date may be extended for a total of 3 years.
(6)	Debt may be prepaid with a prepayment penalty equal to 2% of principal prepaid between the period 9/9/05 to 2/8/06 and a 1% penalty of principal prepaid between the period 2/9/06 and 8/8/06. No prepayment penalty if prepaid after 8/9/06.
(7)	Amortizing principal based on 30 years.
(8)	Debt is reduced by $0.5 million of purchase accounting discount from acquisition which increases the stated rate on the debt of 4.21% to an effective rate of 4.38%.
(9)	No defeasance deposit required if paid within one month of maturity date.
(10)	Debt includes $4.3 million of purchase accounting premium from acquisition which reduces the stated rate on the debt of 7.59% to an effective rate of 6.85%.
(11)	Interest only unless maturity date is extended. Principal payments based on 25 year amortization if extended.
(12)	Maturity date may be extended for 2 one-year periods.
(13)	Prepayment can be made without penalty.
(14)	If construction commences prior to 12/31/05, the maturity date is automatically extended to three years from the commencement of construction.
(15)	No defeasance deposit required if paid within six months of maturity date.
(16)	Debt may be prepaid with a prepayment penalty equal to greater of yield maintenance or 1% of principal prepaid. No prepayment penalty is due if prepaid within three months of maturity date. 30 days notice required.
(17)	No defeasance deposit required if paid within four months of maturity date.
(18)	$100 million of this debt is swapped to 5.25% plus spread to May 2005. The remainder is floating month to month at one-month LIBOR plus 1.5% credit spread.
(19)	$96.9 million of this debt is capped at 4.6% plus credit spread of 1.5% until maturity and an additional $48.5 million is capped at 5.75% plus credit spread of 3.75% until maturity based on one-month LIBOR.
(20)	Maturity date may be extended for 2 one-year periods or 1 two-year period.
(21)	Debt may be prepaid with a prepayment penalty equal to 2% of principal prepaid between the period 2/9/05 to 7/9/05 and a 1% penalty of principal prepaid between the period 7/10/05 and 1/9/06. No prepayment penalty if prepaid within six months of maturity date.
(22)	The facility is a $350 million line of credit and is secured by mortgages on Fairlane Town Center and Twelve Oaks Mall.
(23)	The maturity date may be extended one year.
(24)	The facility is a $40 million line of credit and is secured by an indirect interest in 40% of The Mall at Short Hills.
(25)	Interest only through 8/11/04. Thereafter, amortizing principal based on 25 years.
(26)	Debt may be prepaid with a yield maintenance prepayment penalty. No prepayment penalty is due if redeemed within three months of maturity date.
(27)	Debt may be prepaid with a yield maintenance prepayment penalty. No prepayment penalty is due if prepaid within six months of maturity date.
(28)	Interest only through 4/9/08. Thereafter, principal will be amortized based on 30 years. Annual debt service will be $14.2 million.

        For additional information regarding the centers and their operations, see the responses to Item 1 of this report.

Item 3. LEGAL PROCEEDINGS.

         As a result of the termination of the Unsolicited Tender Offer, the Simon Property Group litigation has been dismissed with prejudice (“Management’s Discussion and Analysis of Financial Condition and Results of Operations - Unsolicited Tender Offer”). There remain two shareholder class and derivative actions. Counsel for the plaintiffs in those cases and counsel for defendants have agreed to present to the Court for its approval a settlement of both cases, the terms of which are not material to the Company.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

         The common stock of Taubman Centers, Inc. is listed and traded on the New York Stock Exchange (Symbol: TCO). As of March 3, 2005, the 49,976,870 outstanding shares of Common Stock were held by 642 holders of record. The closing price per share of the Common Stock on the New York Stock Exchange on March 3, 2005 was $28.70.

        The following table presents the dividends declared and range of share prices for each quarter of 2004 and 2003:

	Market Quotations

2004 Quarter Ended	High	Low	Dividends
March 31	$25.17	$21.00	$0.270

June 30	25.65	19.30	0.270

September 30	26.75	22.18	0.270

December 31	30.33	26.01	0.285

	Market Quotations

2003 Quarter Ended	High	Low	Dividends
March 31	$17.56	$15.94	$0.260

June 30	19.99	17.00	0.260

September 30	20.23	19.15	0.260

December 31	21.25	19.72	0.270

        Other information required by this item is hereby incorporated by reference to the table and footnote appearing in our definitive proxy statement for the annual meeting of shareholders to be held in 2005 (the “Proxy Statement”) under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters – Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 6. SELECTED FINANCIAL DATA.

        The following table sets forth selected financial data and should be read in conjunction with the financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report:

	Year Ended December 31

	2004	2003	2002	2001	2000
	(in thousands of dollars, except as noted)
STATEMENT OF OPERATIONS DATA:
Rents, recoveries, and other shopping center revenues	431,453	388,483	356,182	309,347	273,515
Income before gain on disposition of interest in center,
discontinued operations, cumulative effect of change
in accounting principle, and minority and preferred
interests	59,970	31,292	42,015	51,480	53,406
Gain on disposition of interest in center (1)					85,339
Discontinued operations (2)	328	50,881	13,816	4,184	3,575
Cumulative effect of change in accounting principle (3)				(8,404)
Minority interest in TRG	(35,694)	(35,501)	(32,826)	(31,673)	(30,300)
TRG preferred distributions	(12,244)	(9,000)	(9,000)	(9,000)	(9,000)
Net income (4)	12,378	37,836	14,426	7,657	103,020
Preferred dividends	(17,444)	(16,600)	(16,600)	(16,600)	(16,600)
Net income (loss) allocable to common shareowners	(5,066)	21,236	(2,174)	(8,943)	86,420
Income (loss) from continuing operations per common share - diluted	(0.11)	(0.13)	(0.16)	(0.13)	1.60
Net income (loss) per common share - diluted	(0.10)	0.41	(0.05)	(0.18)	1.64
Dividends declared per common share	1.095	1.050	1.025	1.005	0.985
Weighted average number of common shares
outstanding	49,021,843	50,387,616	51,239,237	50,500,058	52,463,598
Number of common shares outstanding at end
of period	48,745,625	49,936,786	52,207,756	50,734,984	50,984,397
Ownership percentage of TRG at end of period	61%	61%	62%	62%	62%

BALANCE SHEET DATA :
Real estate before accumulated depreciation	2,936,964	2,519,922	2,393,428	1,985,737	1,749,492
Total assets	2,526,067	2,186,970	2,269,707	2,141,439	1,907,563
Total debt	1,930,439	1,495,777	1,463,725	1,342,212	1,091,867

SUPPLEMENTAL INFORMATION :
Funds from Operations allocable to TCO (4)(5)	99,392	85,472	86,634	77,415	69,889
Mall tenant sales (6)	3,728,010	3,417,572	3,113,620	2,797,867	2,717,195
Sales per square foot (6)(7)	477	441	457	465	466
Number of shopping centers at end of period	21	21	20	20	16
Ending Mall GLA in thousands of square feet	9,982	9,988	9,850	9,186	7,065
Leased space (8)(9)	90.7%	89.8%	90.3%	87.7%	93.8%
Ending occupancy (9)	89.6%	87.4%	87.0%	84.0%	90.5%
Average occupancy (9)	87.4%	86.6%	84.8%	84.9%	89.1%
Average base rent per square foot (7)
Consolidated businesses:
All mall tenants	$41.35	$40.06	$42.31	$41.90	$39.30
Stores opening during year	44.64	43.41	45.91	52.77	48.19
Stores closing during year	44.79	40.80	43.47	42.34	41.52
Unconsolidated Joint Ventures:
All mall tenants	$42.48	$42.75	$42.03	$41.76	$40.41
Stores opening during year	44.63	40.06	43.03	47.45	44.26
Stores closing during year	47.66	41.28	41.63	39.56	38.52

(1)	In August 2000, we completed a transaction to acquire an additional interest in one of our Unconsolidated Joint Ventures; TRG became the 100% owner of Twelve Oaks Mall and the joint venture partner became the 100% owner of Lakeside. We recognized a gain on the transaction representing the excess of the fair value over the net book basis of our interest in Lakeside.
(2)	In January 2002, we adopted Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with this Statement, we classified the results of Biltmore Fashion Park, which was sold in 2003, and La Cumbre Plaza and Paseo Nuevo, which were sold in 2002, as discontinued operations in all periods. Discontinued operations in 2004, 2003, and 2002 include gains on dispositions of interests in centers of $0.3 million, $49.6 million, and $12.3 million, respectively.
(3)	In January 2001, we adopted Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” and its amendments and interpretations. We recognized a loss as a transition adjustment to mark our share of interest rate agreements to fair value as of January 1, 2001.
(4)	Funds from Operations (FFO) is defined and discussed in MD&A – Presentation of Operating Results. Net income and FFO in 2004 include insurance recoveries related to the unsolicited tender offer of $1.0 million, a $2.7 million charge incurred in connection with the redemption of the Series C and D Preferred Equity, and a $5.7 million restructuring loss. Net income and FFO include costs incurred in connection with the unsolicited tender offer, net of recoveries, of $24.8 million and $5.1 million in 2003 and 2002, respectively. FFO amounts for prior years have been restated to include an add-back of depreciation of center replacement assets recoverable from tenants.
(5)	Reconciliations of net income (loss) to FFO for 2004, 2003, and 2002 are provided in MD&A – Presentation of Operating Results. For 2001, net loss of $8.9 million, adding back the cumulative effect of change in accounting principle of $8.4 million, depreciation and amortization of $94.7 million, and minority interests in TRG of $31.7 million, arrives at TRG’s FFO of $125.8 million, of which TCO’s share was $77.4 million. For 2000, net income of $86.4 million, less the gain on disposition of interest in center of $85.3 million, adding back depreciation and amortization of $80.5 million and minority interests in TRG of $30.3 million, arrives at TRG’s FFO of $111.9 million, of which TCO’s share was $69.9 million.
(6)	Based on reports of sales furnished by mall tenants.
(7)	Refer to MD&A for information regarding this statistic. 2000 has not been restated to exclude discontinued operations.
(8)	Leased space comprises both occupied space and space that is leased but not yet occupied.
(9)	2003 statistics have been restated to include anchor spaces at value centers (Arizona Mills, Dolphin Mall, and Great Lakes Crossing). Prior to 2003, these statistics exclude anchor spaces at value centers.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs concerning future events, including the following: statements regarding future developments and joint ventures, rents and returns, statements regarding the continuation of trends, and any statements regarding the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity and capital resource needs. We caution that although forward-looking statements reflect our good faith beliefs and best judgment based upon current information, these statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including those risks, uncertainties, and factors detailed from time to time in reports filed with the SEC, and in particular those set forth under the headings “General Risks of the Company” and “Environmental Matters” in this Annual Report on Form 10-K. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements of Taubman Centers, Inc. and the Notes thereto.

General Background and Performance Measurement

        Taubman Centers, Inc. (“we”, “us”, “our” or “TCO”) owns a managing general partner’s interest in The Taubman Realty Group Limited Partnership (the “Operating Partnership” or “TRG”), through which we conduct all of our operations. The Operating Partnership owns, develops, acquires, and operates regional shopping centers nationally. The Consolidated Businesses consist of shopping centers that are controlled by ownership or contractual agreement, development projects for future regional shopping centers, variable interest entities for which we are the primary beneficiary, and The Taubman Company LLC (“Manager”). Shopping centers owned through joint ventures that are not controlled but over which we have significant influence (“Unconsolidated Joint Ventures”) are accounted for under the equity method.

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

        There are a number of items that affect the comparability of information used in measuring performance. During 2003, we opened Stony Point Fashion Park, acquired an interest in Waterside Shops at Pelican Bay, and sold our interest in Biltmore Fashion Park. During 2002, we opened The Mall at Millenia, acquired an interest in Sunvalley, and sold our interests in La Cumbre Plaza and Paseo Nuevo (“Results of Operations – Openings, Acquisitions, and Dispositions”). Additional “comparable center” statistics that include centers owned and open for two years are provided to present the performance of comparable centers in our continuing operations.

Overall Summary of Management's Discussion and Analysis of Financial Condition and Results of Operations

        Our business is to lease space in our shopping centers. Generally these leases are long term (7 to 10 years). Therefore general economic trends most directly impact our tenants’ sales and consequently their ability to perform under their existing lease agreements and expand into new locations as well as our ability to find new tenants for our shopping centers. Occupancy trends showed significant improvement during 2004, with ending occupancy increasing to 89.6%, a 2.2% increase from 87.4% in 2003. Including temporary in-line stores, which have become an integral part of our business, ending occupancy was 92.8% in 2004, compared to 90.4% in 2003. Tenant sales trends also demonstrated strong growth in 2004, increasing 8.2% and reaching a record level of $477 per square foot (“Mall Tenant Sales and Center Revenues” and “Rental Rates and Occupancy”).

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

        Our analysis of our financial results begins under “Results of Operations”. We have been active in developing and expanding our shopping center portfolio, and we describe the most recent center openings, including Stony Point Fashion Park and The Mall at Millenia under “Openings, Acquisitions, and Dispositions”. Also, over the last three years, we acquired additional interests in eight centers and disposed of interests in three. Additional efforts to broaden our growth include a new project and development agreement with the Gordon Group (“Subsequent Events”) and efforts in development in Asia.

        We similarly have been very active in managing our balance sheet, completing a series of new financings and refinancings of existing debt, as well as a series of stock buybacks, issuances of partnership and preferred equity, and redemptions of partners’ interests in TRG, as outlined under “Debt Transactions” and “Equity Transactions”. As a result of our most recent financings, we believe we are better positioned for a rise in interest rates.

        We have provided property management, leasing, development, and other administrative services to centers owned by General Motors pension trusts (GMPT), other third parties, and certain Taubman affiliates. Services provided to Taubman affiliates and other related party transactions are described in Notes 13 through 16 of our financial statements. In October 2004, the Mills Corporation finalized its acquisition of 50% interests in nine of the ten GMPT shopping centers that we managed. During the fourth quarter of 2004, we ceased management of those nine centers and underwent a personnel restructuring as discussed in “GMPT Portfolio and Restructuring.”

        We have certain additional sources of income beyond our rental revenues and recoveries from tenants. We disclose the Operating Partnership’s share of these sources of income under “Other Income”. Included in this income are lease cancellation income and gains on peripheral land sales, as well as other sources of revenue derived from our shopping centers, such as parking garage and sponsorship income.

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

        With all the preceding information as background, we have then provided insight and explanations for variances in our financial results from 2002 through 2004 under “Comparison of 2004 to 2003” and “Comparison of 2003 to 2002". As information useful to understanding our results, we have described the presentation of our minority interest, the recent dispositions of interests in centers, and the reasons for our use of non-GAAP statistics such as EBITDA and Funds from Operations (FFO) under “Presentation of Operating Results”. Reconciliations from net income allocable to common shareowners to these statistics follow the annual comparisons.

        Our calculation of FFO and EBITDA now includes the add-back of depreciation of center replacement assets. We did this both to be consistent with industry practice and because we have begun offering our tenants the option to pay a fixed charge or pay their share of common area maintenance (CAM) costs. Assuming tenants sign up for the fixed CAM option, over time there will be significantly less matching of CAM income with CAM capital-related expenses, which was the basis for our prior reporting practice.

        Our discussion of sources and uses of capital resources under “Liquidity and Capital Resources” begins with a brief overview of capital activities and transactions occurring in 2004. Analysis of specific operating, investing, and financing activities is then provided in more detail. Cash flows from rents and recoveries provide the resources for payments of interest and other operating expenses, leasing costs, and generally for required distributions and dividends. Recent positive operating cash flow generated by new center openings, increases in rents, and other positive events offset the cash used in connection with the unsolicited tender offer and restructuring. Similarly, significant capital outflows continue in connection with the construction of new centers and acquisitions, financed through sales of centers, debt, and certain equity issuances.

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

        In conducting our business, we enter into various contractual obligations, including those for debt, capital leases for property improvements, operating leases for office space and land, purchase obligations, and other long-term commitments. Detail of these obligations, including expected settlement periods, is contained under “Contractual Obligations”. Property-level debt represents the largest single class of obligations. Described under “Loan Commitments and Guarantees” and “Cash Tender Agreement” are our significant guarantees and commitments.

        Development, renovation, and expansion of new and existing malls continues to be a significant use of our capital, as described in “Capital Spending” and “Planned Capital Spending”. Recent spending includes that related to the currently under construction Northlake Mall, and our planned Oyster Bay project in Town of Oyster Bay, New York. We are still waiting to receive the necessary entitlement approvals to begin construction. Given the court delays, we are now expecting the center to open in 2007. Future capital spending will include an expansion and renovation at Waterside Shops at Pelican Bay and a renovation of Stamford Town Center. We are making progress on development projects as well, and have signed a letter of intent in connection with a project in Salt Lake City, Utah.

        Dividends are also significant uses of our capital resources. The tax status of our dividends and the factors considered when determining the amount of our dividends, including requirements arising because of our status as a REIT, are described under “Dividends”. We again increased our quarterly dividend in the fourth quarter of 2004.

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

        The following table summarizes occupancy costs, excluding utilities, for mall tenants as a percentage of mall tenant sales:

	2004	2003	2002
Mall tenant sales (in thousands)	$3,728,010	$3,417,572	$3,113,620
Sales per square foot (1)	477	441	457

Consolidated Businesses:
Minimum rents	10.0%	10.5%	10.6%
Percentage rents	0.2	0.2	0.2
Expense recoveries	5.0	5.3	5.3

Mall tenant occupancy costs as a percentage of
mall tenant sales (2)	15.2%	16.0%	16.1%

Unconsolidated Joint Ventures:
Minimum rents	9.7%	10.5%	10.6%
Percentage rents	0.3	0.2	0.1
Expense recoveries	4.4	4.7	4.7

Mall tenant occupancy costs as a percentage of
mall tenant sales (3)	14.4%	15.4%	15.4%

(1)	Sales per square foot is presented for the comparable centers, excluding value centers (Arizona Mills, Dolphin Mall, and Great Lakes Crossing).
(2)	For the comparable centers, mall tenant occupancy costs as a percentage of sales were 15.2%, 16.1%, and 15.4% for 2004, 2003, and 2002, respectively.
(3)	For the comparable centers, mall tenant occupancy costs as a percentage of sales were 14.6%, 15.4%, and 15.6% for 2004, 2003, and 2002, respectively.

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

	2004	2003	2002
Average rent per square foot:
Consolidated Businesses	$41.35	$40.06	$42.31
Unconsolidated Joint Ventures	42.48	42.75	42.03
Opening base rent per square foot:
Consolidated Businesses	$44.64	$43.41	$45.91
Unconsolidated Joint Ventures	44.63	40.06	43.03
Square feet of GLA opened	1,054,116	1,011,055	774,016
Closing base rent per square foot:
Consolidated Businesses	$44.79	$40.80	$43.47
Unconsolidated Joint Ventures	47.66	41.28	41.63
Square feet of GLA closed	828,485	1,098,769	661,981
Releasing spread per square foot:
Consolidated Businesses	$(0.15)	$2.61	$2.44
Unconsolidated Joint Ventures	(3.03)	(1.22)	1.40

        The spread between opening and closing rents may not be indicative of future periods, as this statistic is not computed on comparable tenant spaces, and can vary significantly from period to period depending on the total amount, location, and average size of tenant space opening and closing in the period. Rents on stores opening in 2004 and 2003 were generally negotiated in a decreasing sales environment. Now that sales have shown positive year over year growth for 21 months, and assuming this positive trend continues, we would expect to also see improvement in rent growth.

        Mall tenant leased space, ending occupancy, and average occupancy rates are as follows:

	2004	2003 (1)	2002
All Centers:
Leased space	90.7%	89.8%	90.3%
Ending occupancy	89.6	87.4	87.0
Average occupancy	87.4	86.6	84.8

Comparable Centers:
Leased space	90.5%	89.5%	93.3%
Ending occupancy	89.4	87.3	90.3
Average occupancy	87.1	86.6	88.2

(1)	Beginning in 2003, statistics include anchor spaces at value centers (Arizona Mills, Dolphin Mall, and Great Lakes Crossing).

        In 2004, we experienced a significant increase in occupancy from 2003. We expect occupancy to continue to improve in 2005. Income from temporary in-line tenants, which has become an integral part of our business, continues to contribute to growth. Temporary tenants, defined as those with lease terms less than 12 months, are not included in occupancy or leased space statistics. As of December 31, 2004, approximately 3.2% of space was occupied by temporary tenants. Tenant bankruptcy filings as a percentage of the total number of tenant leases was 1.7% in 2004, compared to 2.3% in 2003, and 1.7% in 2002.

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

	1st Quarter 2004	2nd Quarter 2004	3rd Quarter 2004	4th Quarter 2004	Total 2004

	(in thousands)
Mall tenant sales	$ 796,868	$ 833,223	$ 829,775	$ 1,268,144	$ 3,728,010
Revenues:
Consolidated Businesses	$ 101,332	$ 98,937	$ 110,901	$ 120,283	$ 431,453
Unconsolidated Joint Ventures	80,032	79,623	69,446	83,688	312,789
Occupancy (1):
Ending-comparable	85.8%	86.2%	87.6%	89.4%	89.4%
Average-comparable	86.1	86.0	87.0	89.0	87.1
Ending	86.2	86.5	87.9	89.6	89.6
Average	86.4	86.3	87.3	89.2	87.4
Leased space (1):
Comparable	89.1%	89.2%	90.0%	90.5%	90.5%
All centers	89.3	89.4	90.2	90.7	90.7

(1)	Statistics include anchor spaces at value centers (Arizona Mills, Dolphin Mall, and Great Lakes Crossing).

        Because the seasonality of sales contrasts with the generally fixed nature of minimum rents and recoveries, mall tenant occupancy costs (the sum of minimum rents, percentage rents, and expense recoveries) relative to sales are considerably higher in the first three quarters than they are in the fourth quarter.

	1st Quarter 2004	2nd Quarter 2004	3rd Quarter 2004	4th Quarter 2004	Total 2004

Consolidated Businesses:
Minimum rents	11.6%	11.1%	11.1%	7.8%	10.0%
Percentage rents	0.3		0.1	0.5	0.2
Expense recoveries	5.5	5.8	5.3	3.9	5.0

Mall tenant occupancy costs	17.4%	16.9%	16.5%	12.2%	15.2%

Unconsolidated Joint Ventures:
Minimum rents	10.9%	10.4%	11.2%	7.2%	9.7%
Percentage rents	0.4	0.1		0.5	0.3
Expense recoveries	4.9	4.6	4.3	4.0	4.4

Mall tenant occupancy costs	16.2%	15.1%	15.5%	11.7%	14.4%

Results of Operations

Openings, Acquisitions, and Dispositions

        During the three year period ended December 31, 2004, we completed the following shopping center openings, acquisitions, and dispositions:

Openings

Shopping Center	Date	Location	Ownership
Stony Point Fashion Park	September 2003	Richmond, Virginia	Wholly-owned
The Mall at Millenia	October 2002	Orlando, Florida	50%-owned unconsolidated joint venture

Acquisitions

Shopping Center	Date	Acquisition	Resulting Ownership
International Plaza	July 2004	Additional 23.6% interest	50.1% owned consolidated joint venture
Beverly Center	January 2004	Additional 30% interest	Wholly-owned
Waterside Shops at Pelican Bay	December 2003	25% interest	25% unconsolidated joint venture
MacArthur Center	July 2003	Additional 25% interest	95% owned consolidated joint venture
Great Lakes Crossing	March 2003	Additional 15% interest	Wholly-owned
Dolphin Mall	October 2002	Additional 50% interest	Wholly-owned
Sunvalley	May 2002	50% interest	50% owned unconsolidated joint venture
Arizona Mills	May 2002	Additional 13% interest	50% owned unconsolidated joint venture

Dispositions

Shopping Center	Date	Former Ownership
Biltmore Fashion Park	December 2003	Wholly-owned
Paseo Nuevo	May 2002	Wholly-owned
LaCumbre Plaza	March 2002	Wholly-owned

        The additional interest in International Plaza was acquired for $60.2 million in cash. The center is encumbered by a mortgage, which had a balance of $187.5 million at the acquisition date; the beneficial interest in the debt attributable to the additional interest acquired was $44.3 million. In conjunction with the purchase, we also repaid our $20 million note to the former investor, which carried an interest rate of 13%. As a result of the acquisition, we have a controlling interest in the center and began consolidating its results as of the purchase date. Prior to the acquisition date, we accounted for International Plaza under the equity method of accounting. As of December 31, 2004, the Operating Partnership has a preferred investment in International Plaza of $30 million, on which an annual preferential return of 8.25% will accrue. In addition to the preferred return on our investment, the Operating Partnership is entitled to receive the balance of our preferred investment before any available cash will be utilized for distribution to the non-preferred partner.

        The consideration for the additional 30% ownership of Beverly Center of approximately $11 million consisted of $3.3 million in cash and 276,724 of newly issued partnership units valued at $27.50 per unit. The price of the acquisition was determined pursuant to a 1988 option agreement. We have carried the $11 million net exercise price as a liability on our balance sheet. We already recognized 100% of the financial results of the center in our financial statements.

Debt Transactions

        We completed a series of debt transactions in the three year period ended December 31, 2004, as follows:

	Date	Initial Loan Balance/Facility		Stated Interest Rate	Maturity Date (1)
		(in millions)
TRG revolving credit facility	October 2004	$350		LIBOR+0.80%	February 2008
Northlake Mall construction facility	July 2004	142		LIBOR+1.75%	August 2007
Stony Point Fashion Park	June 2004	115		6.24%	June 2014
The Mall at Oyster Bay facility (2)	May 2004	62	(3)	LIBOR+2.00%	December 2005 (3)
The Mall at Wellington Green	April 2004	140		LIBOR+1.50%	May 2007
Dolphin Mall	February 2004	145		LIBOR+2.15%	February 2006
Beverly Center	January 2004	348		5.28%	February 2014
The Shops at Willow Bend-	August 2003	13		LIBOR+1.65%	August 2005
land loan (4)
The Shops at Willow Bend	June 2003	150		LIBOR+2.90%	July 2006
Mall at Millenia	March 2003	210		5.46%	April 2013
Great Lakes Crossing	February 2003	151		5.25%	March 2013
International Plaza	December 2002	192		4.21%	January 2008
Sunvalley	December 2002	135		5.67%	November 2012
Stony Point Fashion Park-	August 2002	105		LIBOR+1.85%	August 2005
construction loan (4)				or Prime+0.35%
Westfarms	July 2002	210		6.10%	July 2012

(1)	Excludes any options to extend the maturities (refer to the footnotes to our financial statements regarding extension options).
(2)	See Liquidity and Capital Resources – Contractual Obligations.
(3)	Initial commitment amount and maturity date until municipal approvals are obtained.
(4)	Loan was subsequently repaid in 2004.

        In October 2004, the maturity date of the Operating Partnership’s existing secured $40 million line of credit was extended to February 2008.

Equity Transactions

        We also completed a series of equity transactions in the three year period ended December 31, 2004, as follows:

	# of shares/units	Amount	Price per share/unit	Date
		(in millions)
Repurchases:
Redemption of Series C and D Preferred
Partnership Equity (1)		$ 100.0		November 2004
Stock buybacks (2)	2,447,781	50.2	$ 20.50	April-May 2004
Redemption of TRG units (3)	1,629,817	30.2	18.53	December 2003
Stock buybacks (2)	2,972,000	52.8	17.75	April-May 2003
Stock buybacks (2)	1,828,700	21.3	11.64	January-September 2001

Issuances:
Issuance of Series G Cumulative
Redeemable Preferred Stock (4)	4,000,000	100.0	25.00	November 2004
Private placement of 8.2% Series F
Cumulative Redeemable Preferred
Partnership Equity		30.0		May 2004
TRG units issued in connection with
acquisition of additional interest in
Beverly Center (5)	276,724	7.6	27.50	January 2004
TRG units issued in connection with
purchase of additional interest in
MacArthur (5)	190,909	5.2	27.50	July 2003
TRG units issued in connection with equity
investment by G.K. Las Vegas Limited
Partnership (6)	2,083,333	50.0	24.00	May 2003

(1)	A $2.7 million charge was recognized upon redemption of this preferred equity, comprised of the difference between the redemption price ($100 million) and its book value ($97.3 million).
(2)	For each common share repurchased, a unit of TRG partnership interest is similarly redeemed.
(3)	Reflects units of partnership interest redeemed without any corresponding change in our common shares outstanding. With these changes in partnership units outstanding, corresponding changes may also occur in the Series B Preferred Stock (see Note 16 to our financial statements regarding this relationship).
(4)	Proceeds were used to redeem all of the outstanding TRG 9% Series C and D Cumulative Redeemable Preferred Equity for $100 million plus accrued but unpaid distributions.
(5)	Reflects units of partnership interest issued without any corresponding change in our common shares outstanding. With these changes in partnership units outstanding, corresponding changes may also occur in the Series B Preferred Stock (see Note 16 to our financial statements regarding this relationship).
(6)	Reflects units of partnership interest issued without any corresponding change in our common shares outstanding. The partnership units issued contained restrictions on voting that since have been lifted.

        The December 2003 repurchase transaction, which occurred immediately following the sale of Biltmore Fashion Park, included the transfer of the Macerich units received from the sale to several Operating Partnership unitholders in redemption and retirement of their Operating Partnership units. These unitholders were the original owners of Biltmore Fashion Park.

        The May 2003 investment was made by an affiliate of a former owner of an interest in Beverly Center.

        In March 2000, our Board of Directors authorized the purchase of up to $50 million of our common stock in the open market. For each share of our stock repurchased, an equal number of our Operating Partnership units are redeemed. In February 2003, our Board of Directors authorized the expansion of the existing buyback program to repurchase up to an additional $100 million of our common shares. Cumulatively, since the program’s inception in March 2000, we have repurchased, and the Operating Partnership has redeemed, approximately 9.6 million shares and units for a total of $150 million, the maximum amount permitted under our program. Repurchases of common stock were financed through general corporate funds, including equity issuances, and through borrowings under existing lines of credit.

GMPT Portfolio and Restructuring

        In October 2004, The Mills Corporation finalized its acquisition of 50 percent interests in nine of General Motors Pension Trusts’ (GMPT) shopping centers, completing a recapitalization of GMPT’s mall portfolio. We reached an agreement with GMPT to cease management of these centers, effective November 1, 2004. We recognized a restructuring charge of $5.7 million during the fourth quarter of 2004 relating to the termination of these contracts. Substantially all of this charge represents employee severance payments. Excluding the restructuring charge, the impact on our results of operations was not material in 2004, while we expect an approximately $4 million unfavorable impact to our results of operations in 2005.

Other Income

        We have certain additional sources of income beyond our rental revenues, recoveries from tenants, and revenues from management, leasing, and development services, as summarized in the following table. Gains on peripheral land sales can vary significantly from year-to-year, dependent on the results of negotiations with tenants, counterparties, and potential purchasers of land, as well as the timing of the transactions. Similarly, lease cancellation income is dependent on the overall economy and performance of particular retailers in specific locations and can also vary significantly. We expect that in 2005, lease cancellation income and gains on land sales will be lower than in 2004.

	2004		2003		2002
	Consolidated Businesses	Unconsolidated Joint Ventures	Consolidated Businesses	Unconsolidated Joint Ventures	Consolidated Businesses	Unconsolidated Joint Ventures
	(Operating Partnership's share in millions)
Shopping center related revenues	$ 15.5	$ 3.0	$ 15.5	$ 3.0	$ 12.5	$ 2.7
Gains on peripheral land sales	6.4		1.8		7.1	0.4
Lease cancellation revenue	7.5	1.7	8.8	2.9	6.3	1.2
Interest income	1.1	0.1	1.3	0.1	1.2	0.2

	$ 30.5	$ 4.8	$ 27.4	$ 5.9	$ 27.1	$ 4.6

(1)	Amounts in this table may not add due to rounding.

Unsolicited Tender Offer

        In the fall of 2002, we received an unsolicited proposal from Simon Property Group, Inc. (SPG) seeking to acquire control of TCO. Our Board of Directors rejected the proposal and recommended that the shareholders not tender their shares pursuant to the tender offer. In October 2003, the tender offer was withdrawn, and TCO and SPG mutually agreed to end the related litigation. During 2004 we recovered through our insurance $1.0 million of costs incurred in connection with the unsolicited tender offer and related litigation. During 2003 we incurred approximately $30.4 million in costs, offset by insurance recoveries of $5.6 million.

Other

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

Subsequent Events

        In January 2005, we entered into an agreement to invest in The Pier at Caesars (The Pier), located in Atlantic City, New Jersey, from Gordon Group Holdings LLC (“Gordon”), who is developing the center. The Pier is currently under construction, and is expected to open in 2006. Under the agreement, we will have a 30% interest in The Pier. Our capital contribution in The Pier will be made in three steps, with the initial investment of $4 million made at closing. A second payment equal to 70% of our projected required total investment (less the initial $4 million payment) is expected to be made within six months after the project opens. The third and final payment will be made shortly after the completion of the project’s stabilization year (2007) based on its actual net operating income (NOI) and debt levels. Our total capital contribution will be computed at a price to be calculated at a seven percent capitalization rate. Depending on the performance of the project, we expect our total cash investment to be in the range of $30 million to $35 million.

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

Valuation of Shopping Centers

        All properties, including those under construction and/or owned by joint ventures, are reviewed for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. Impairment of a shopping center owned by consolidated entities would be recognized when the sum of expected cash flows (undiscounted and without interest charges) is less than the carrying value of the property. Other than temporary impairment of a shopping center owned by an Unconsolidated Joint Venture is recognized when the carrying value is not considered recoverable based on evaluation of the severity and duration of the decline in value, including the results of discontinued cash flow and other valuation techniques. The expected cash flows of a shopping center are dependent on estimates and other factors subject to change, including (1) changes in the national, regional, and/or local economic climates, (2) competition from other shopping centers, stores, clubs, mailings, and the internet, (3) increases in operating costs, (4) bankruptcy and/or other changes in the condition of third parties, including anchors and tenants, and (5) expected holding period. These factors could cause our expected future cash flows from a shopping center to change, and, as a result, an impairment could be considered to have occurred. To the extent an impairment has occurred, the excess carrying value of the property over its estimated fair value is charged against operations. There were no impairment charges recognized in the periods covered within this Annual Report. As of December 31, 2004, the consolidated net book value of our properties was $2.4 billion, representing over 90% of our consolidated assets. We also have varying ownership percentages in the properties of Unconsolidated Joint Ventures with a total combined net book value of $0.7 billion. These amounts include certain development costs that are described in the policy that follows.

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

        Our approximately $75 million balance of development pre-construction costs as of December 31, 2004 consists of costs relating to our Oyster Bay project in Town of Oyster Bay, New York. Refer to “Liquidity and Capital Resources - Planned Capital Spending” regarding the status of this project.

Valuation of Accounts Receivable

        Rents and expense recoveries from tenants are our principal source of income; they represent over 90% of our revenues. In generating this income, we will routinely have accounts receivable due from tenants. The collectibility of tenant receivables is affected by bankruptcies, changes in the economy, and the ability of the tenants to perform under the terms of their lease agreements. While we estimate potentially uncollectible receivables and provide for them through charges against income, actual experience may differ from those estimates. Also, if a tenant were not able to perform under the terms of its lease agreement, receivable balances not previously provided for may be required to be charged against operations. Bad debt expense was approximately 1% of total revenues in 2004, while bankruptcy filings affected 1.7% of tenant leases during the year. Since 1991, the annual provision for losses on accounts receivable has been less than 2% of annual revenues.

Valuations for Acquired Property and Intangibles

        Upon acquisition of an investment property, including that of an additional interest in an asset already partially owned, we make an assessment of the valuation and composition of assets and liabilities acquired. These assessments consider fair values of the respective assets and liabilities and are determined based on estimated future cash flows using appropriate discount and capitalization rates and other commonly accepted valuation techniques. The estimated future cash flows that are used for this analysis reflect the historical operations of the property, known trends and changes expected in current market and economic conditions which would impact the property’s operations, and our plans for such property. These estimates of cash flows and valuations are particularly important given the application of FASB Statement Nos. 141 and 142 for the allocation of purchase price between land, building and improvements, and other identifiable intangibles.

New Accounting Pronouncements

        In December 2004, the FASB Issued Statement No. 153, “Exchange of Nonmonetary Assets”. This Statement amends APB Opinion No. 29 “Accounting for Nonmonetary Transactions” which established the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Statement No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe that this Statement will have a material effect on our future results of operations.

        In December 2004, the FASB also issued Statement No. 123 (Revised) “Share-Based Payment”. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. Statement No. 123 is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We are in the process of evaluating the impact of this Statement on our future results of operations. All current options outstanding are vested and therefore no compensation expense will be attributed to them in future periods. Under our current option plan, we may issue additional options for 2.2 million of Operating Partnership Units.

Presentation of Operating Results

        The following tables contain the operating results of our Consolidated Businesses and the Unconsolidated Joint Ventures. Income allocated to the minority partners in the Operating Partnership and preferred interests is deducted to arrive at the results allocable to our common shareowners. Because the net equity of the Operating Partnership is less than zero, the income allocated to the minority partners is equal to their share of distributions. The net equity of these minority partners is less than zero due to accumulated distributions in excess of net income and not as a result of operating losses. Distributions to partners are usually greater than net income because net income includes non-cash charges for depreciation and amortization. Amounts allocable to minority partners in certain consolidated joint ventures are added back or deducted to arrive at our net results. Our average ownership percentage of the Operating Partnership was 61% in 2004, 60% in 2003, and 62% in 2002.

        The results of International Plaza are presented within the Consolidated Businesses for periods beginning July 1, 2004, as a result of our acquisition of a controlling interest in the center. The results of Dolphin Mall are presented within the Consolidated Businesses subsequent to its October 2002 acquisition. Prior to those acquisition dates, these centers are included within the Unconsolidated Joint Ventures.

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

        Prior to the fourth quarter of 2004, we did not include an add-back for depreciation of center replacement assets when computing our Beneficial Interest in EBITDA or FFO. As of the fourth quarter of 2004, we began to include such an add-back and restated previously reported EBITDA and FFO amounts. We did this both to be consistent with industry practice and because we have begun offering our tenants the option to pay a fixed charge or pay their share of common area maintenance (CAM) costs. Assuming tenants sign up for the fixed CAM option, over time there will be significantly less matching of CAM income with CAM capital-related expenses, which was the basis for our prior reporting practice.

Comparison of 2004 to 2003

        The following table sets forth operating results for 2004 and 2003, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

	2004		2003

	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100% (1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100% (1)

	(in millions of dollars)
REVENUES:
Minimum rents	235.1	195.0	207.5	200.0
Percentage rents	6.3	6.5	4.8	3.7
Expense recoveries	137.5	101.5	125.6	103.9
Management, leasing and development	21.3		22.1
Other	31.3	9.8	28.4	12.4

Total revenues	431.5	312.8	388.5	320.0

OPERATING EXPENSES:
Recoverable expenses (2)	127.6	85.6	111.5	87.8
Other operating	38.2	22.2	37.1	22.6
Costs related to unsolicited tender offer, net of
recoveries	(1.0)		24.8
Restructuring loss	5.7
Management, leasing and development	17.5		19.4
General and administrative	26.6		24.6
Interest expense	95.9	74.0	84.2	82.7
Depreciation and amortization(3)	101.1	50.4	92.3	55.8

Total operating expenses	411.6	232.2	393.9	248.9

	19.9	80.6	(5.4)	71.1

Equity in income of Unconsolidated Joint Ventures(3)	40.1		36.7

Income before discontinued operations and minority
and preferred interests	60.0		31.3
Discontinued operations:
Net gain on dispositions of interest in center	0.3		49.6
EBITDA			10.4
Interest expense			(5.9)
Depreciation and amortization			(3.2)
Minority and preferred interests:
TRG preferred distributions (4)	(12.2)		(9.0)
Minority share of consolidated joint ventures	0.0		0.2
Minority share of income of TRG	(14.9)		(28.2)
Distributions in excess of minority share of income	(20.8)		(7.3)

Net income	12.4		37.8
Preferred dividends	(17.4)		(16.6)

Net income (loss) allocable to common shareowners	(5.1)		21.2

SUPPLEMENTAL INFORMATION: (5)
EBITDA - 100%	222.4	210.4	187.8	215.2
EBITDA - outside partners' share	(6.2)	(97.7)	(4.1)	(98.6)

Beneficial interest in EBITDA	216.3	112.6	183.7	116.5
Beneficial interest expense	(92.9)	(39.9)	(87.4)	(43.3)
Non-real estate depreciation	(2.4)		(2.5)
Preferred dividends and distributions	(29.7)		(25.6)

Funds from Operations contribution	91.3	72.7	68.2	73.2

(1)	With the exception of the Supplemental Information, amounts include 100% of the Unconsolidated Joint Ventures. Amounts are net of intercompany transactions. The Unconsolidated Joint Ventures are presented at 100% in order to allow for measurement of their performance as a whole, without regard to our ownership interest. In our consolidated financial statements, we account for investments in the Unconsolidated Joint Ventures under the equity method. The results of International Plaza are presented within the Consolidated Businesses for periods beginning July 1, 2004, as a result of our acquisition of a controlling interest in the center. Results of International Plaza prior to the acquisition date are included within the Unconsolidated Joint Ventures.
(2)	Included in recoverable expenses of the Consolidated Businesses and Unconsolidated Joint Ventures are $5.6 million and $5.3 million, respectively, of depreciation of center replacement assets for 2004, and $6.3 million and $5.6 million, respectively, for 2003. TRG's beneficial interest in these amounts was $5.4 million and $2.8 million, respectively, for 2004, and $6.2 million and $2.8 million, respectively, for 2003.
(3)	Amortization of our additional basis in the Operating Partnership included in equity in income of Unconsolidated Joint Ventures was $3.0 million in both 2004 and 2003. Also, amortization of the additional basis included in depreciation and amortization was $4.2 million in both 2004 and 2003.
(4)	TRG preferred distributions for 2004 include a $2.7 million charge incurred in connection with the redemption of the Series C and D preferred equity.
(5)	EBITDA and FFO for 2003 have been restated from amounts previously reported to include an add-back of depreciation of center replacement assets recoverable from tenants.
(6)	Amounts in this table may not add due to rounding. Certain reclassifications have been made to prior year information to conform to current year classifications.

Consolidated Businesses

        Total revenues for the year ended December 31, 2004 were $431.5 million, a $43.0 million or 11.1% increase over 2003. Minimum rents increased $27.6 million, primarily due to the opening of Stony Point, as well as International Plaza, which we began consolidating upon the acquisition of a controlling interest in the center. Minimum rent also increased due to increases in occupancy, tenant rollovers, and income from temporary tenants and specialty retailers. Percentage rents increased due to International Plaza and favorable tenant sales performance at other centers. Expense recoveries increased due to International Plaza, the opening of Stony Point, and increases in recoverable expenses at certain centers. In 2003, recoveries included the effect of a favorable property tax settlement at a center. Management, leasing, and development revenue decreased primarily due to the loss of revenue from the GMPT management contracts, which were cancelled in November 2004. Other income increased primarily due to increases in gains on peripheral land sales, partially offset by decreases in lease cancellation revenue.

        Total operating expenses were $411.6 million, a $17.7 million or 4.5% increase from 2003. Recoverable expenses increased primarily due to International Plaza and Stony Point, as well as increases in property taxes at certain other centers. Recoverable expenses in 2003 included a favorable $4.9 million property tax settlement at one of the centers. Other operating expense increased primarily due to International Plaza and Stony Point and increases in development related costs, which were partially offset by a decrease in bad debt expense. During the year ended December 31, 2004, $1.0 million of insurance proceeds were received relating to costs expended in connection with the unsolicited tender offer, while $24.8 million in costs, net of insurance recoveries, were incurred during 2003. Also during 2004, a $5.7 million restructuring loss was recognized. Substantially all of this charge represents employee severance payments and benefits. Management, leasing, and development expense decreased primarily due to the cancellation of the GMPT management contracts. General and administrative costs increased primarily due to increased compensation and insurance costs. The increase in compensation cost was primarily due to the mark-to-market of deferred long-term compensation bonuses, most of which were paid in early 2005. Interest expense increased primarily due to International Plaza, increased debt, increases in floating interest rates, decreased capitalized interest upon the openings of Stony Point and the Wellington Green expansions, the acquisition of Waterside, and the refinancing of Beverly Center. These increases were partially offset by decreases due to the maturity of certain interest rate swap agreements. Depreciation expense increased primarily due to International Plaza and Stony Point.

Unconsolidated Joint Ventures

        Total revenues for the year ended December 31, 2004 were $312.8 million, a $7.2 million or 2.3% decrease from 2003. Minimum rents decreased $5.0 million, primarily due to the consolidation of International Plaza, which was partially offset by an increase due to the acquisition of the interest in Waterside Shops at Pelican Bay. The decrease was also partially offset by increased occupancy and income from specialty retailers. Percentage rents increased due to improved tenant sales performance at certain centers as well as the acquisition of Waterside. Expense recoveries decreased primarily due to the consolidation of International Plaza, offset by the acquisition of the interest in Waterside Shops at Pelican Bay and an increase in recoverable expenses at certain other centers. Other revenue decreased primarily due to a decrease in lease cancellation revenue.

        Total operating expenses decreased by $16.7 million to $232.2 million for the year ended December 31, 2004. Recoverable expenses decreased primarily due to International Plaza, partially offset by Waterside and increases in recoverable expenses at certain other centers. Other operating expense decreased primarily due to International Plaza and a decrease in bad debt expense, partially offset by Waterside and development related costs. Interest expense decreased primarily due to International Plaza and the payoff of debt on Woodland and Stamford Town Center. Depreciation expense decreased primarily due to International Plaza, partially offset by Waterside.

        As a result of the foregoing, income of the Unconsolidated Joint Ventures increased by $9.5 million to $80.6 million. Our equity in income of the Unconsolidated Joint Ventures was $40.1 million, a $3.4 million increase from 2003.

Net Income

        As a result of the foregoing, our income before discontinued operations and minority and preferred interests increased by $28.7 million to $60.0 million for 2004. Discontinued operations in 2004 included a $0.3 million adjustment to the gain on the disposition of Biltmore Fashion Park, while 2003 included a $49.6 million gain on the disposition of the center, as well as adjustments to prior gains. TRG preferred distributions in 2004 include a $2.7 million charge incurred in connection with the redemption of the Series C and Series D Preferred Equity. After allocation of income to minority and preferred interests, the net income (loss) allocable to common shareowners for 2004 was $(5.1) million compared to $21.2 million in 2003.

Comparison of 2003 to 2002

        The following table sets forth operating results for 2003 and 2002, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

	2003		2002

	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100% (1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100% (1)

	(in millions of dollars)
REVENUES:
Minimum rents	207.5	200.0	185.4	185.2
Percentage rents	4.8	3.7	4.4	3.5
Expense recoveries	125.6	103.9	114.6	94.2
Management, leasing and development	22.1		22.7
Other	28.4	12.4	29.1	9.2

Total revenues	388.5	320.0	356.2	292.1

OPERATING EXPENSES:
Recoverable expenses (2)	111.5	87.8	100.8	81.6
Other operating	37.1	22.6	31.6	23.1
Charges related to technology investments			8.1
Costs related to unsolicited tender offer, net of
recoveries	24.8		5.1
Management, leasing and development	19.4		20.0
General and administrative	24.6		20.6
Interest expense	84.2	82.7	77.5	77.0
Depreciation and amortization(3)	92.3	55.8	78.4	57.0

Total operating costs	393.9	248.9	342.1	238.7

	(5.4)	71.1	14.1	53.4

Equity in income of Unconsolidated Joint Ventures(3)	36.7		27.9

Income before discontinued operations and minority
and preferred interests	31.3		42.0
Discontinued operations:
Net gains on dispositions of interests in centers	49.6		12.3
EBITDA	10.4		12.9
Interest expense	(5.9)		(6.2)
Depreciation and amortization	(3.2)		(5.2)
Minority and preferred interests:
TRG preferred distributions	(9.0)		(9.0)
Minority share of consolidated joint ventures	0.2		0.4
Minority share of income of TRG	(28.2)		(17.4)
Distributions in excess of minority share of income	(7.3)		(15.4)

Net income	37.8		14.4
Series A preferred dividends	(16.6)		(16.6)

Net income (loss) allocable to common shareowners	21.2		(2.2)

SUPPLEMENTAL INFORMATION: (4)
EBITDA - 100%	187.8	215.2	188.1	192.2
EBITDA - outside partners' share	(4.1)	(98.6)	(8.7)	(85.7)

Beneficial interest in EBITDA	183.7	116.5	179.3	106.5
Beneficial interest expense	(87.4)	(43.3)	(78.7)	(39.4)
Non-real estate depreciation	(2.5)		(2.7)
Preferred dividends and distributions	(25.6)		(25.6)

Funds from Operations contribution	68.2	73.2	72.3	67.1

(1)	With the exception of the Supplemental Information, amounts include 100% of the Unconsolidated Joint Ventures. Amounts are net of intercompany transactions. The Unconsolidated Joint Ventures are presented at 100% in order to allow for measurement of their performance as a whole, without regard to our ownership interest. In our consolidated financial statements, we account for investments in the Unconsolidated Joint Ventures under the equity method.
(2)	Included in recoverable expenses of the Consolidated Businesses and Unconsolidated Joint Ventures are $6.3 million and $5.6 million, respectively, of depreciation of center replacement assets for 2003, and $5.2 million and $4.8 million, respectively, for 2002. TRG's beneficial interest in these amounts was $6.2 million and $2.8 million, respectively, for 2003, and $5.1 million and $2.5 million, respectively, for 2002.
(3)	Amortization of our additional basis in the Operating Partnership included in equity in income of Unconsolidated Joint Ventures was $3.0 million in both 2003 and 2002. Also, amortization of the additional basis included in depreciation and amortization was $4.2 million and $4.3 million in 2003 and 2002, respectively.
(4)	EBITDA and FFO for 2003 and 2002 have been restated from amounts previously reported to include an add-back of depreciation of center replacement assets recoverable from tenants.
(5)	Amounts in this table may not add due to rounding. Certain reclassifications have been made to prior year information to conform to current year classifications.

Consolidated Businesses

        Total revenues for the year ended December 31, 2003 were $388.5 million, a $32.3 million or 9.1% increase over 2002. Minimum rents increased $22.1 million, primarily due to the consolidation of Dolphin Mall and the opening of Stony Point. Minimum rents also increased due to increased average occupancy and income from temporary tenants and specialty retailers. Expense recoveries increased due to related recoverable expenses. Expense recoveries in 2003 include a $2.7 million effect of a favorable property tax settlement at a certain center. Other revenue decreased by $0.7 million from 2002 primarily due to a decrease in gains on sales of peripheral land, partially offset by an increase in lease cancellation revenue.

        Total operating expenses were $393.9 million, a $51.8 million or 15.1% increase over the comparable period in 2002. Recoverable expenses increased primarily due to Dolphin Mall. Recoverable expenses in 2003 include a favorable $4.9 million property tax settlement at one of the centers. Other operating expense increased due to increases in property management costs and bad debt expense, partially offset by a decrease in the charge to operations for pre-development activities. During 2003, $24.8 million in costs, net of insurance recoveries, were incurred in connection with the unsolicited tender offer. During 2002, write-offs of technology investments of $8.1 million were recognized. General and administrative expenses increased primarily due to deferred bonus expense based on our stock price and higher insurance costs. Interest expense increased primarily due to the consolidation of Dolphin Mall, increased debt and decreased capitalized interest upon opening of Stony Point, and increases due to the hedging of certain floating rate debt, partially offset by decreases due to the lower floating rates and paydown of debt from the proceeds of the sale of La Cumbre Plaza and Paseo Nuevo. Depreciation expense increased primarily due to the acquisition of the additional interest in Dolphin Mall and the opening of Stony Point.

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

        Total operating expenses increased by $10.2 million to $248.9 million for the year ended December 31, 2003. Recoverable expenses increased primarily due to Millenia and Sunvalley, partially offset by the transfer of Dolphin Mall. Recoverable expenses in 2002 included the reversal of a $2.8 million special assessment tax accrued during 2001. Other operating expense decreased due to the transfer of Dolphin Mall and charges for development activities incurred during 2002, partially offset by Millenia and Sunvalley. Interest expense increased due to the Sunvalley acquisition and refinancing and increased debt and decreased capitalized interest upon opening of Millenia. These increases were partially offset by a decrease due to the transfer of Dolphin Mall. Depreciation expense decreased due to the transfer of Dolphin Mall, partially offset by Millenia and Sunvalley.

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

Reconciliation of Net Income (Loss) to Funds from Operations

	2004	2003	2002
	(in millions of dollars)
Net income (loss) allocable to common shareowners	(5.1)	21.2	(2.2)

Add (less) depreciation and gains on dispositions of properties:
Gains on dispositions of interests in centers	(0.3)	(49.6)	(12.3)
Depreciation and amortization (1):
Consolidated businesses at 100%	106.6	98.6	83.6
Minority partners in consolidated joint ventures	(3.1)	(1.5)	(4.2)
Discontinued operations		3.2	5.2
Share of unconsolidated joint ventures	32.7	36.5	39.2
Non-real estate depreciation	(2.4)	(2.5)	(2.7)

Add minority interests in TRG:
Minority share of income in TRG	14.9	28.2	17.4
Distributions in excess of minority share of income of TRG	20.8	7.3	15.4

Funds from Operations - TRG (2)	164.0	141.5	139.4

Funds from Operations - TCO (2)	99.4	85.5	86.6

(1)	Depreciation includes $8.1 million, $6.5 million, and $5.2 million of mall tenant allowance amortization for the years ended December 31, 2004, 2003, and 2002, respectively. Depreciation also includes depreciation of center replacement assets recoverable from tenants of $8.2 million, $9.0 million, and $7.6 million for the years ended December 31, 2004, 2003, and 2002, respectively.
(2)	FFO for the year ended December 31, 2003 and 2002 have been restated from previously reported amounts to include an add-back of depreciation of center replacement assets recoverable from tenants. TCO's share of TRG's FFO is based on an average ownership of 61%, 60%, and 62% during the years ended December 31, 2004, 2003, and 2002, respectively.
(3)	Amounts in this table may not add due to rounding.

Reconciliation of Net Income (Loss) to Beneficial Interest in EBITDA

	2004	2003	2002
	(in millions of dollars)
Net income (loss) allocable to common shareowners	(5.1)	21.2	(2.2)

Add (less) depreciation and gains on dispositions of properties:
Gains on dispositions of interests in centers	(0.3)	(49.6)	(12.3)
Depreciation and amortization:
Consolidated businesses at 100%	106.6	98.6	83.6
Minority partners in consolidated joint ventures	(3.1)	(1.5)	(4.2)
Discontinued operations		3.2	5.2
Share of unconsolidated joint ventures	32.7	36.5	39.2

Add minority interests in TRG:
Minority share of income in TRG	14.9	28.2	17.4
Distributions in excess of minority share of income of TRG	20.8	7.3	15.4

Add (less) preferred interests and interest expense:
Preferred dividends and distributions	29.7	25.6	25.6
Interest expense for all businesses in continuing operations	170.0	166.9	154.5
Interest expense allocable to minority partners in consolidated
joint ventures	(3.1)	(2.7)	(5.0)
Interest expense of discontinued operations		5.9	6.2
Interest expense allocable to outside partners in unconsolidated
joint ventures	(34.1)	(39.4)	(37.6)

Beneficial interest in EBITDA - TRG (1)	328.9	300.3	285.8

(1)	TRG's beneficial interest in EBITDA for the year ended December 31, 2003 and 2002 has been restated from previously reported amounts to include an add-back of depreciation of center replacement assets recoverable from tenants.
(2)	Amounts in this table may not add due to rounding.

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

Summaries of 2004 Capital Activities and Transactions

        As of December 31, 2004, we had a consolidated cash balance of $29.1 million. Additionally, we have a secured $350 million line of credit. This line had $125.0 million of borrowings as of December 31, 2004 and expires in February 2008 with a one-year extension option. We also have available a second secured bank line of credit of up to $40 million. This line had $23.2 million outstanding as of December 31, 2004 and expires in February 2008.

During 2004, we:

o	Acquired the minority interest in Beverly Center and an additional interest in International Plaza.
o	Completed financings of approximately $1.3 billion relating to Beverly Center, Dolphin Mall, Northlake Mall, The Mall at Oyster Bay, Stony Point Fashion Park, The Mall at Wellington Green, and our Operating Partnership.
o	Repurchased 2.4 million shares at an average price of $20.50 per share completing our current repurchase program.
o	Issued $130 million of preferred stock and preferred equity, redeeming $100 million of existing preferred equity.
o	Continued to be active in construction and development activities for both existing centers and centers currently under development.

        These transactions are more fully described in “Results of Operations” and “Capital Spending”.

Operating Activities

        Our net cash provided by operating activities was $132.0 million in 2004, compared to $133.5 million in 2003 and $142.5 million in 2002. In 2004, increases in cash related primarily to increases in rents and recoveries and additional operating cash flows due to the full year of operations of Stony Point Fashion Park, offset by payments of costs previously accrued in connection with the unsolicited tender offer, restructuring costs, and settlement of the Beverly Center swap agreement that hedged the related financing. In 2003, increases in cash from a full year of operations at The Mall at Millenia, increases in average rents per square foot, lease cancellation revenue, and net recoveries, and additional operating cash flows due to the opening of Stony Point Fashion Park in September were offset by cash spent in connection with the unsolicited tender offer.

Investing Activities

        Net cash used in investing activities was $240.1 million in 2004 compared to $41.7 million used in 2003 and $28.0 million provided in 2002.

        Cash used in investing activities was impacted by the timing of capital expenditures, with additions to properties in 2004, 2003, and 2002 for the construction of Northlake Mall, Stony Point Fashion Park, and The Mall at Millenia, as well as other development activities and other capital items. A tabular presentation of 2004 capital spending is shown in “Capital Spending”. During 2004, $58.5 million, net of cash transferred in, was used to purchase an additional interest in International Plaza, and $3.3 million was used to acquire an additional interest in Beverly Center. During 2003, $30.3 million was used to acquire interests in Great Lakes Crossing, MacArthur Center, and Waterside Shops at Pelican Bay, while $42.2 million was used in 2002 to acquire interests in Arizona Mills, Dolphin Mall, and Sunvalley. Contributions to Unconsolidated Joint Ventures of $72.3 million in 2004 were made primarily to fund the repayment of debt at Stamford and Woodland.

        Sources of cash used in funding these investing activities included distributions from Unconsolidated Joint Ventures, as well as the transactions described under Financing Activities. Distributions in excess of earnings from Unconsolidated Joint Ventures provided $20.2 million in 2004, $49.1 million in 2003, and $86.4 million in 2002. In 2003, these distributions included $21.0 million of excess proceeds from the March 2003 refinancing of The Mall at Millenia, while in 2002, $36.8 million of excess proceeds were received from the Westfarms refinancing and $25.9 million was repaid to us from borrowings under the Dolphin construction loan. Net proceeds from sales of peripheral land were $11.5 million, $5.7 million and $13.3 million in 2004, 2003, and 2002, respectively. The timing of land sales is variable and proceeds from land sales can vary significantly from period to period.

Financing Activities

        Net cash provided by financing activities was $106.8 million in 2004, compared to $93.8 million of cash used in 2003, and $164.9 million of cash used in 2002.

        Net cash used in or provided by financing activities was primarily impacted by cash requirements of the investing activities described in the preceding section. Proceeds from the issuance of debt, net of payments and issuance costs, were $236.5 million in 2004, compared to proceeds of $20.6 million in 2003 and net repayments of $70.9 million in 2002. Issuance of Series F Preferred Equity contributed $29.2 million in 2004. In 2004, we used proceeds from the issuance of the $100 million Series G Preferred Stock to redeem all of the outstanding Series C and D Cumulative Redeemable Preferred Equity. Issuance of stock pursuant to the Continuing Offer related to the exercise of employee options contributed $7.7 million in 2004, $2.3 million in 2003, and $16.4 million in 2002. Issuance of partnership units related to the exercise of employee options and an investment by a former owner of an interest in Beverly Center contributed $2.6 million and $50.0 million in 2004 and 2003, respectively. Repurchases of common stock totaled $50.2 million and $52.8 million in 2004 and 2003, respectively. Total dividends and distributions paid were $115.8 million, $113.9 million, and $110.3 million in 2004, 2003, and 2002, respectively.

Beneficial Interest in Debt

At December 31, 2004, the Operating Partnership’s debt and its beneficial interest in the debt of its Consolidated and Unconsolidated Joint Ventures totaled $2,380.2 million, with an average interest rate of 5.66% excluding amortization of debt issuance costs and the effects of interest rate hedging instruments. These costs are reported as interest expense in the results of operations. Included in beneficial interest in debt is debt used to fund development and expansion costs. Beneficial interest in assets on which interest is being capitalized totaled $150.1 million as of December 31, 2004. Beneficial interest in capitalized interest was $6.0 million for 2004. The following table presents information about our beneficial interest in debt as of December 31, 2004 (amounts may not add due to rounding):

	Amount	Interest Rate Including Spread		LIBOR Swap Rate

	(in millions of dollars)
Fixed rate debt	1,740.6	6.08%	(1)

Floating rate debt:
Swapped through April 2005	100.0	6.75		5.25%
Floating month to month	539.6	4.11	(1)

Total floating rate debt	639.6	4.52	(1)

Total beneficial interest in debt	2,380.2	5.66	(1)

Amortization of financing costs (2)		0.32%

Average all-in rate		5.98%

(1)	Represents weighted average interest rate before amortization of financing costs.
(2)	Financing costs include financing fees, interest rate cap premiums, and losses on settlement of derivatives used to hedge the refinancing of certain fixed rate debt.

        In addition, as of December 31, 2004, $288.9 million of our beneficial interest in floating rate debt is covered under interest rate cap agreements with LIBOR cap rates ranging from 4.6% to 7.0% with terms ending February 2006 through July 2006.

Sensitivity Analysis

        We have exposure to interest rate risk on our debt obligations and interest rate instruments. We use derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. We routinely use cap, swap, and treasury lock agreements to meet these objectives. Based on the Operating Partnership’s beneficial interest in floating rate debt in effect at December 31, 2004, excluding debt fixed under interest rate swaps, a one percent increase or decrease in interest rates on this floating rate debt would decrease or increase cash flows by approximately $6.1 million and, due to the effect of capitalized interest, annual earnings by approximately $5.6 million. Based on our consolidated debt and interest rates in effect at December 31, 2004, a one percent increase in interest rates would decrease the fair value of debt by approximately $65.6 million, while a one percent decrease in interest rates would increase the fair value of debt by approximately $70.1 million.

Contractual Obligations

        In conducting our business, we enter into various contractual obligations, including those for debt, capital leases for property improvements, operating leases for office space and land, purchase obligations (primarily for construction), and other long-term commitments. Detail of these obligations as of December 31, 2004 for our consolidated businesses, including expected settlement periods, is contained below:

	Payments due by period

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions of dollars)
Debt (1):
Lines of credit	148.2			148.2
Property level debt	1,782.2	60.7	494.0	453.3	774.3
Interest payments	532.4	102.2	171.6	118.3	140.3
Capital lease obligations	15.8	5.4	7.9	2.5
Operating leases	156.9	5.4	9.8	10.0	131.6
Purchase obligations:
Planned capital spending (2)	136.3	136.3
Other purchase obligations (3)	24.3	3.8	4.2	5.0	11.3
Other long-term liabilities (4)	96.9	12.8	11.7	4.5	67.9

Total	2,893.0	326.6	699.2	741.8	1,125.4

(1)	The settlement periods for debt do not consider extension options. Amounts relating to interest on floating rate debt are calculated based on the debt balances and interest rates as of December 31, 2004.
(2)	As of December 31, 2004, we were contractually committed for $45.2 million of this planned spending. See “Planned Capital Spending” for detail regarding planned spending.
(3)	Excludes purchase agreements with cancellation provisions of 90 days or less.
(4)	Other long-term liabilities consist of various accrued liabilities, most significantly assessment bond obligations and long-term incentive compensation.
(5)	Amounts in this table may not add due to rounding.

        In May 2004, we entered into a series of agreements related to a project at Town of Oyster Bay, New York (“Planned Capital Spending”). The property is being developed in a build-to-suit structure to facilitate a 1031 like-kind exchange in order to provide flexibility for disposing of assets in the future. While we have no specific asset sale in mind, we are committed to recycling our capital over time and believe that this planning will facilitate future transactions. A third party acquired our option to purchase land at Town of Oyster Bay, New York and reimbursed us for our project costs to date. Subsequently, the third party acquired the land and became the owner of the project. We are the developer of the project and have an option to purchase the project. The owner will provide 3% of project funding and will lease the property to a wholly owned subsidiary of the Operating Partnership. A senior lender will provide 62% of the project costs at a rate of LIBOR plus 2.0%. We will provide 35% of the project funding under a junior subordinated financing at LIBOR plus 2.75% to the owner. We will also guarantee the lease payments and the completion of the project. The lease payments are structured to cover debt service on the senior loan, junior loan, a return (greater of LIBOR plus 4.0% or 8.0%) on the owner’s 3% equity investment during the term of the lease, and repayment of the principal and 3% equity contribution upon termination. As of December 31, 2004, the balances of the senior loan and owner equity contribution were $42.6 million and $2.1 million, respectively; the senior loan is limited to a total commitment of $62 million until municipal approvals have been obtained. We consolidate the owner and other entities described above and the junior loan and other intercompany transactions are eliminated in consolidation.

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

        Payments of principal and interest on the loans in the following table are guaranteed by the Operating Partnership as of December 31, 2004.

Center	Loan balance as of 12/31/04	TRG's beneficial interest in loan balance as of 12/31/04	Amount of loan balance guaranteed by TRG as of 12/31/04	% of loan balance guaranteed by TRG	% of interest guaranteed by TRG

	(in millions of dollars)
Dolphin Mall	143.5	143.5	143.5	100%	100%
The Mall at Millenia	1.7	0.8	0.8	50	50
Northlake Mall	29.4	29.4	29.4	100	100
The Mall at Wellington Green	140.0	126.0	140.0	100	100
The Shops at Willow Bend	147.0	147.0	147.0	100	100

        The Northlake Mall loan agreement provides for a reduction of the amounts guaranteed as certain center performance and valuation criteria are met.

        Payments of rent and all other sums payable related to the Oyster Bay agreements are guaranteed by the Operating Partnership. As of December 31, 2004, the balances of the senior loan and owner equity contribution (see “Contractual Obligations”) were $42.6 million and $2.1 million, respectively.

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

        Based on a market value at December 31, 2004 of $29.95 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $746 million. The purchase of these interests at December 31, 2004 would have resulted in our owning an additional 31% interest in the Operating Partnership.

Capital Spending

        Capital spending for routine maintenance of the shopping centers is generally recovered from tenants. Capital spending during 2004 not recovered from tenants is summarized in the following table:

	2004 (1)

	Consolidated Businesses		Beneficial interest in Consolidated Businesses		Unconsolidated Joint Ventures		Beneficial interest in Unconsolidated Joint Ventures

	(in millions of dollars)
Development, renovation, and expansion: (2)
Existing centers	8.7		7.9		17.9	(3)	7.1
New centers	50.1	(4)	50.1	(4)
Pre-construction development activities	37.6	(5)	37.6	(5)
Mall tenant allowances (6)	15.6		15.0		8.4		4.5
Corporate office improvements and
equipment	1.3		1.3
Other	1.2		1.1		0.1		0.1

Total	114.5		113.1		26.4		11.6

(1)	Costs are net of intercompany profits and are computed on an accrual basis.
(2)	Includes initial lease-up costs.
(3)	Includes costs related to the Waterside expansion and renovation.
(4)	Primarily includes costs related to Northlake Mall.
(5)	Primarily includes acquisition of land and related project costs of Oyster Bay.
(6)	Excludes initial lease-up costs.
(7)	Amounts in this table may not add due to rounding.

        For the year ended December 31, 2004, in addition to the costs above, we incurred our $9.3 million share of capitalized leasing costs. Our share of asset replacement costs that will be reimbursed by tenants was $7.8 million of Consolidated Businesses and $2.1 million of Unconsolidated Joint Ventures

        The following table presents a reconciliation of the Consolidated Businesses’ capital spending shown above to cash additions to properties as presented in our Consolidated Statement of Cash Flows for the year ended December 31, 2004:

(in millions of dollars)
Consolidated Businesses' capital spending not recovered from tenants	114.5
Asset replacement costs reimbursable by tenants	8.6
Differences between cash and accrual basis	14.7

Additions to properties	137.8

        Capital spending during 2003 not recovered from tenants is summarized in the following table:

	2003 (1)

	Consolidated Businesses		Beneficial interest in Consolidated Businesses		Unconsolidated Joint Ventures	Beneficial interest in Unconsolidated Joint Ventures

	(in millions of dollars)
Development, renovation, and expansion:
Existing centers	3.3		3.2		2.4	1.2
New centers	100.7	(2)	100.2	(2)	(0.1)	(0.2)
Pre-construction development activities,
net of charge to operations	4.3		4.3
Mall tenant allowances (3)	6.8		6.6		6.8	3.1
Corporate office improvements and
equipment	2.0		2.0
Other	1.2		1.2		0.7	0.4

Total	118.2		117.6		9.7	4.5

(1)	Costs are net of intercompany profits and are computed on an accrual basis.
(2)	Primarily includes costs related to Northlake Mall and Stony Point Fashion Park.
(3)	Excludes initial tenant allowances on the non-stabilized centers.
(4)	Amounts in this table may not add due to rounding.

        The Operating Partnership’s share of mall tenant allowances per square foot leased during the year, excluding expansion space and new developments, was $19.02 in 2004 and $13.37 in 2003. In addition, the Operating Partnership’s share of capitalized leasing and tenant coordination costs in 2004 and 2003, excluding new developments, was $9.3 million and $9.0 million, respectively, or $9.07 and $11.75, respectively, per square foot leased.

Planned Capital Spending

        In January 2005, we entered into an agreement to invest in The Pier at Caesars (“The Pier”), located in Atlantic City, New Jersey, from Gordon Group Holdings LLC (“Gordon”), who is developing the center. The Pier is currently under construction, and is expected to open in 2006. Under the agreement, we will have a 30% interest in The Pier. Our capital contribution in The Pier will be made in three steps, with the initial investment of $4 million made at closing. A second payment equal to 70% of our projected required total investment (less the initial $4 million payment) is expected to be made within six months after the project opens. The third and final payment will be made shortly after the completion of the project’s stabilization year (2007) based on its actual net operating income (NOI) and debt levels. Our total capital contribution will be computed at a price to be calculated at a seven percent capitalization rate. Depending on the performance of the project, we expect our total cash investment to be in the range of $30 million to $35 million.

        In addition to our acquisition of an interest in The Pier, we have entered into a joint development agreement with Gordon to develop future casino and entertainment oriented retail projects that are not anchored by department stores. The five-year agreement, which includes extension options, requires each party to offer an equal ownership of future development opportunities for such projects to the other company.

        We have recently signed a conditional letter of intent regarding a future development in Salt Lake City, Utah. The project would be a reconfiguration of two existing properties, and although the ownership structure and amount of our investment have not yet been finalized, construction is anticipated to begin as early as 2005.

        We are also working on a project to build an approximately 600 thousand square foot lifestyle center, Partridge Creek Fashion Park, in southeastern Michigan. Although a final determination has not been made to go forward with the project, if certain conditions are met and municipal approvals are obtained by May 2005, we would expect to begin construction in 2005 for a planned October 2006 opening.

        Northlake Mall, a new 1.1 million square foot enclosed center in Charlotte, North Carolina, will be anchored by Dillard’s, Hecht’s, Belk, Dick’s Sporting Goods, and AMC Theatres and will have 0.4 million square feet of Mall GLA. The center is scheduled to open September 15, 2005 and is expected to cost approximately $175 million. We have over 80% of the space committed and nearly all of the remaining space is under negotiation. We expect returns on this investment to be approximately 11% at stabilization. Future construction costs for Northlake Mall will be funded through its construction facility.

        Construction has begun on an expansion and renovation at Waterside Shops at Pelican Bay. The expansion will increase the size of the center to 282 thousand square feet and will cost approximately $51 million. We expect a return of approximately 11% on our $13 million share of project costs. The project is scheduled to be completed in October 2005.

        Our approximately $75 million balance of development pre-construction costs as of December 31, 2004 consists of costs relating to our Oyster Bay project in Town of Oyster Bay, New York. Both Neiman Marcus and Lord & Taylor have committed to the project and retailer interest has been very strong. Although we still need to obtain the necessary entitlement approvals to move forward with the project, we are encouraged by six straight favorable court decisions. In February 2005, we had our hearing on the seventh round of court actions, and are awaiting the ruling. We expect continued success with the ongoing litigation, but if we are ultimately unsuccessful in the litigation process, it is anticipated that our recovery on this asset would be significantly less than our current investment. We are hopeful that we will begin full construction soon. Given the court delays, we are now expecting the center to open in 2007. The acquisition of the land occurred in May 2004 and we have completed the demolition of the existing industrial buildings on the site. The returns on this project will be somewhat lower than our normal targets due to the significant pre-development and construction costs on this site.

        The following table summarizes planned capital spending, which is not recovered from tenants, assumes no acquisitions during 2005, and excludes the capital contribution related to The Pier (above) and costs of a proposed lifestyle center project for which only conditional Board approval has been received:

	2005 (1)

	Consolidated Businesses		Beneficial interest in Consolidated Businesses	Unconsolidated Joint Ventures		Beneficial interest in Unconsolidated Joint Ventures

	(in millions of dollars)
Development, renovation, and expansion	89.0	(2)	89.0	65.4	(3)	15.3
Mall tenant allowances	16.4		16.0	12.8		6.5
Pre-construction development and other	30.9	(4)	30.9	0.4		0.2

Total	136.3		135.8	78.6		22.0

(1)	Costs are net of intercompany profits.
(2)	Primarily includes costs related to Northlake Mall.
(3)	Primarily includes costs related to the expansion and renovation of Waterside Shops at Pelican Bay.
(4)	Primarily includes costs related to the Oyster Bay project described above.
(5)	Amounts in this table may not add due to rounding.

        Estimates of future capital spending include only projects approved by our Board of Directors and, consequently, estimates will change as new projects are approved. Costs of potential development projects, including our exploration of development possibilities in Asia, are expensed until we conclude that it is probable that the project will reach a successful conclusion.

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

Dividends

        We pay regular quarterly dividends to our common and Series A and Series G preferred shareowners. Dividends to our common shareowners are at the discretion of the Board of Directors and depend on the cash available to us, our financial condition, capital and other requirements, and such other factors as the Board of Directors deems relevant. To qualify as a REIT, we must distribute at least 90% of our REIT taxable income to our shareowners, as well as meet certain other requirements. Preferred dividends accrue regardless of whether earnings, cash availability, or contractual obligations were to prohibit the current payment of dividends. The 8.3% Series A preferred stock became callable in October 2002.

        On December 7, 2004, we declared a quarterly dividend of $0.285 per common share payable January 20, 2005 to shareowners of record on December 31, 2004. The Board of Directors also declared a quarterly dividend of $0.51875 per share on our 8.3% Series A Preferred Stock, paid December 31, 2004 to shareowners of record on December 21, 2004. We also declared a quarterly dividend of $0.21111 per share on our 8% Series G Preferred Stock for the partial quarterly dividend period of November 23, 2004 through December 31, 2004. This dividend was also paid December 31, 2004 to shareowners of record on December 21, 2004.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The Financial Statements of Taubman Centers, Inc. and the Reports of Independent Registered Public Accounting Firms thereon are filed pursuant to this Item 8 and are included in this report at Item 15.

Item 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        On March 9, 2004, the Audit Committee of the Board of Directors of Taubman Centers, Inc. (the “Company”) approved the engagement of KPMG LLP as its independent accountants for the fiscal year ending December 31, 2004 to replace the firm of Deloitte & Touche LLP (“D&T”), which was informed on March 10, 2004 that it would no longer serve as the Company’s independent accountants.

        The reports of D&T on the Company’s financial statements for the years ended December 31, 2003 and 2002 contained no adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. For these years and the subsequent interim period through March 9, 2004, there have been no disagreements with D&T on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of D&T, would have caused them to make reference thereto in their reports on the financial statements for such years. During the years ended December 31, 2003 and 2002, and the subsequent interim period through March 9, 2004, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

        During the years ended December 31, 2003 and 2002, and the subsequent interim period through March 9, 2004, the Company did not consult with KPMG LLP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the financial statements; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

        As of the end of the period covered by this annual report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial and Administrative Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined by SEC Rule 13a-15(e)). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial and Administrative Officer concluded that the Company’s disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control over Financial Reporting

        Management’s Annual Report on Internal Control over Financial Reporting accompanies the Company’s financial statements included in Item 15 of this annual report.

Report of the Independent Registered Public Accounting Firm

        The report issued by the Company’s auditors, KPMG, LLP, accompanies the Company’s financial statements included in Item 15 of this annual report.

Changes in Internal Control over Financial Reporting

        There were no changes in the Company’s internal control over financial reporting identified in connection with the Company’s fourth quarter 2004 evaluation of such internal control that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III*

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “Management—Directors and Executive Officers”, “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters — Section 16(a) Beneficial Ownership Reporting Compliance”, “Management – Corporate Governance”, and “Management – The Board of Directors and Committees.”

Item 11. EXECUTIVE COMPENSATION

        The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “Executive Compensation” and “Management — Compensation of Directors.”

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is hereby incorporated by reference to the table and related footnotes appearing in the Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.”

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Management — Certain Transactions” and “Executive Compensation — Certain Employment and Consulting Arrangements”.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

TAUBMAN CENTERS, INC.
Managements Annual Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet as of December 31, 2004 and 2003
Consolidated Statement of Operations for the years ended
  December 31, 2004, 2003, and 2002
Consolidated Statement of Shareowners' Equity for the years ended
  December 31, 2004, 2003, and 2002
Consolidated Statement of Cash Flows for the years ended
  December 31, 2004, 2003, and 2002
Notes to Consolidated Financial Statements	Page F-2 F-3 F-4 F-5 F-6 F-7 F-8 F-9 F-10

15(a)(2)	The following is a list of the financial statement schedules required by Item 15(d).

TAUBMAN CENTERS, INC.
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2004,
  2003, and 2002
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2004, and for
  the years ended December 31, 2004, 2003, and 2002

UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP (a consolidated subsidiary of Taubman Centers, Inc.)
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Combined Balance Sheet as of December 31, 2004 and 2003
Combined Statement of Operations and Comprehensive Income for the years ended
  December 31, 2004, 2003, and 2002
Combined Statement of Accumulated Deficiency in Assets for the three years ended December 31, 2004, 2003, and 2002
Combined Statement of Cash Flows for the years ended
  December 31, 2004, 2003, and 2002
Notes to Combined Financial Statements

UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP (a consolidated subsidiary of Taubman Centers, Inc.)
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2004,
  2003, and 2002
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2004, and for
the years ended December 31, 2004, 2003, and 2002	F-31 F-32 F-35 F-36 F-37 F-38 F-39 F-40 F-41 F-48 F-49
15(a)(3)

3(a) 3(b) 3(c) 4(a) 4(b) 4(c) 4(d)	-- -- -- -- -- -- --	Restated By-Laws of Taubman Centers, Inc. (incorporated herein by reference to Exhibit (a) (4) filed with the Registrant's Schedule
14D-9/A (Amendment No. 3) filed December 20, 2002.

Restated Articles of Incorporation of Taubman Centers, Inc.

Certificate of Amendment to the Articles of Incorporation of Taubman Centers, Inc.

Loan Agreement dated as of January 15, 2004 among La Cienega Associates, as Borrower, Column Financial, Inc., as Lender (incorporated herein by reference to Exhibit 4 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 ("2004
First Quarter Form 10-Q")).

Assignment of Leases and Rents, La Cienega Associates, Assignor, and Column Financial, Inc., Assignee, dated as of January 15, 2004
(incorporated herein by reference to Exhibit 4 filed with the 2004 First Quarter Form 10-Q).

Leasehold Deed of Trust, with Assignment of Leases and Rents, Fixture Filing, and Security Agreement, dated as of January 15, 2004, from La Cienega Associates, Borrower, to Commonwealth Land Title Company, Trustee, for the benefit of Column Financial, Inc., Lender
(incorporated herein by reference to Exhibit 4 filed with the 2004 First Quarter Form 10-Q).

Loan Agreement dated as of March 29, 1999 among Taubman Auburn Hills Associates Limited Partnership, as Borrower, Fleet National Bank,
as a Bank, PNC Bank, National Association, as a Bank, the other Banks signatory thereto, each as a Bank, and PNC Bank, National
Association, as Administrative Agent (incorporated herein by reference to exhibit 4(a) filed with the Registrant's Quarterly Report on
Form 10-Q for the quarter ended June 30, 1999 ("1999 Second Quarter Form 10-Q")).

4(e) 4(f) 4(g) 4(h) 4(i) 4(j) *10(a) *10(b) 10(c) 10(d) 10(e) 10(f)	-- -- -- -- -- -- -- -- -- -- -- --	Mortgage, Assignment of Leases and Rents and Security Agreement from Taubman Auburn Hills Associates Limited Partnership, a Delaware
limited partnership to PNC Bank, National Association, as Administrative Agent for the Banks, dated as of March 29, 1999 (incorporated herein by reference to Exhibit 4(b) filed with the 1999 Second Quarter Form 10-Q).

Mortgage, Security Agreement and Fixture Filing by Short Hills Associates, as Mortgagor, to Metropolitan Life Insurance Company, as
Mortgagee, dated April 15, 1999 (incorporated herein by reference to Exhibit 4(d) filed with the 1999 Second Quarter Form 10-Q).

Assignment of Leases by Short Hills, Associates (Assignor) in favor of Metropolitan Life Insurance Company (Assignee) dated as of
April 15, 1999 (incorporated herein by reference to Exhibit 4(e) filed with the 1999 Second Quarter Form 10-Q).

Secured Revolving Credit Agreement dated as of October 13, 2004 among the Taubman Realty Group Limited Partnership and Eurohypo AG, New
York Branch ("Eurohypo"), KeyBank National Association, PNC Bank National Association, Commerzbank AG, New York and Grand Cayman
Branches, Hypo Real Estate Capital Corporation, Comerica Bank, PB (USA) Realty Corporation, Bank One, N.A. (incorporated by reference to Exhibit 10(a) of the Registrant's Current Report on Form 8-K dated October 13, 2004).

Building Loan Agreement dated as of June 21, 2000 among Willow Bend Associates Limited Partnership, as Borrower, PNC Bank, National
Association, as Lender, Co-Lead Agent and Lead Bookrunner, Fleet National Bank, as Lender, Co-Lead Agent, Joint Bookrunner and
Syndication Agent, Commerzbank AG, New York Branch, as Lender, Managing Agent and Co-Documentation Agent, Bayerische Hypo-Und
Vereinsbank AG, New York Branch, as Lender, Managing Agent and Co-Documentation Agent, and PNC Bank, National Association, as
Administrative Agent. (incorporated herein by reference to Exhibit 4 (a) filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 ("2000 Second Quarter Form 10-Q")).

Building Loan Deed of Trust, Assignment of Leases and Rents and Security Agreement from Willow Bend Associates Limited Partnership, a
Delaware limited partnership, to David M. Parnell, for the benefit of PNC Bank, National Association, as Administrative Agent for
Lenders. (incorporated herein by reference to Exhibit 4 (b) filed with the 2000 Second Quarter Form 10-Q).

The Taubman Realty Group Limited Partnership 1992 Incentive Option Plan, as Amended and Restated Effective as of September 30, 1997
(incorporated herein by reference to Exhibit 10(b) filed with the Registrant's Annual Report on Form 10-K for the year ended December
31, 1997).

First Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Option Plan as Amended and Restated Effective as of September 30, 1997, effective January 1, 2002 (incorporated herein by reference to Exhibit 10(b) filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (“2001 Form 10-K”)).

Second Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated Effective as of September
30, 1997.

Third Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated Effective as of September
30, 1997.

The Form of The Taubman Realty Group Limited Partnership 1992 Incentive Option Plan Option Agreement.

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

10(g) 10(h) 10(i) 10(j) *10(k) *10(l) *10(m) *10(n) *10(o) *10(p) *10(q) *10(r) 10(s) 10(t)	-- -- -- -- -- -- -- -- -- -- -- -- -- --	Registration Rights Agreement by and between Taubman Centers, Inc. and GSEP 2004 Realty Corp., dated as of May 27, 2004 (incorporated by reference to Exhibit 10(a) filed with the 2004 Second Quarter 10-Q).

Private Placement Purchase Agreement among Taubman Centers, Inc., The Taubman Realty Group Limited Partnership, and GSEP 2004 Realty
Corp, dated as of May 27, 2004 (incorporated by reference to Exhibit 10(b) filed with the 2004 Second Quarter 10-Q).

Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager (incorporated herein by reference to
Exhibit 10(f) filed with the 1992 Form 10-K).

Amended and Restated Cash Tender Agreement among Taubman Centers, Inc., The Taubman Realty Group Limited Partnership, and A. Alfred
Taubman, A. Alfred Taubman, acting not individually but as Trustee of the A. Alfred Taubman Restated Revocable Trust, and TRA Partners,
(incorporated herein by reference to Exhibit 10 (a) filed with the 2000 Second Quarter Form 10-Q).

Supplemental Retirement Savings Plan (incorporated herein by reference to Exhibit 10(i) filed with the Registrant's Annual Report on
Form 10-K for the year ended December 31, 1994).

The Taubman Company Long-Term Compensation Plan (as amended and restated effective January 1, 2000). (incorporated herein by reference to Exhibit 10 (c) filed with the 2000 Second Quarter Form 10-Q).

First Amendment to Taubman Company Long-Term Compensation Plan (as amended and restated effective January 1, 2000).

Employment Agreement between The Taubman Company Limited Partnership and Lisa A. Payne (incorporated herein by reference to Exhibit 10 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

Consulting Agreement between The Taubman Company L.L.C. and Courtney Lord Associates, Ltd. (incorporated herein by reference to Exhibit
10 filed with the 2004 First Quarter Form 10-Q).

Termination Agreement between The Taubman Company L.L.C. and Courtney Lord (incorporated herein by reference to Exhibit 10 filed with the 2004 First Quarter Form 10-Q).

Consulting and Non-Competition Agreement between The Taubman Company, L.L.C. and John L. Simon (incorporated herein by reference to
Exhibit 10 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

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

Annex II to Second Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group
Limited Partnership. ((incorporated herein by reference to Exhibit 10(p) filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 ("1999 Form 10-K")).

10(u) 10(v) 10(w) 10(x) 10(y) 10(z) 10(aa) *10(ab) 10(ac) 10(ad) 10(ae) *10(af)	-- -- -- -- -- -- -- -- -- -- -- --	First Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited
Partnership dated September 30, 1998 (incorporated herein by reference to Exhibit 10(b) filed with the Registrant's Quarterly Report on
Form 10-Q/A for the quarter ended June 30, 2002 ("2002 Second Quarter Form 10-Q/A")).

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

Fourth Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited
Partnership, dated December 31, 2003 (incorporated herein by reference to Exhibit 10(x) filed with the Registrant's Annual Report on
Form 10-K for the year ended December 31, 2003).

Fifth Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited
Partnership, dated February 1, 2005 (incorporated herein by reference to Exhibit 10.1 filed with the Registrant's Current Report on
Form 8-K filed on February 7, 2005).

Annex III to The Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership,
dated as of May 27, 2004 (incorporated by reference to Exhibit 10(c) filed with the 2004 Second Quarter Form 10-Q).

Amended and Restated Shareholders' Agreement dated as of October 30, 2001 among Taub-Co Management, Inc., The Taubman Realty Group
Limited Partnership, The A. Alfred Taubman Restated Revocable Trust, and Taub-Co Holdings LLC (incorporated herein by reference to
Exhibit 10(q) filed with the 2001 Form 10-K).

The Taubman Realty Group Limited Partnership and The Taubman Company LLC Election and Option Deferral Agreement (incorporated herein by reference to Exhibit 10(r) filed with the 2001 Form 10-K).

Amended and Restated Agreement of Partnership of Sunvalley Associates, a California general partnership (incorporated herein by reference to Exhibit 10(a) filed with the 2002 Second Quarter Form 10-Q/A).

Contribution Agreement by and among the Taubman Realty Group Limited Partnership, a Delaware Limited Partnership, and G.K. Las Vegas
Limited Partnership, a California Limited Partnership, dated May 2, 2003 (incorporated herein by reference to Exhibit 10(b) filed with the Registrant's 2003 Second Quarter Form 10-Q).

Management Agreement Transition and Termination Agreement, dated October 15, 2004, by and between Briarwood LLC, TL-Columbus Associates
LLC, The Falls Shopping Center Associates LLC, TKL-East LLC, Meadowood Mall LLC, Stoneridge Properties LLC, and Tuttle Crossing
Associates II LLC, and The Taubman Company LLC (incorporated herein by reference to Exhibit 10 filed with the Registrant's Current
Report on Form 8-K dated October 15, 2004).

Summary of Compensation for the Board of Directors of Taubman Centers, Inc. (incorporated herein by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K dated December 7, 2004).

12 21 23(a) 23(b) 24 31(a) 31(b) 32(a) 32(b) 99	-- -- -- -- -- -- -- -- -- --	Statement Re: Computation of Taubman Centers, Inc. Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

Subsidiaries of Taubman Centers, Inc.

Consent of Deloitte & Touche LLP.

Consent of KPMG LLP.

Powers of Attorney.

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
Act of 2002.

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002.

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002.

Debt Maturity Schedule.

*	A management contract or compensatory plan or arrangement required to be filed.

15(b) 15(c)	The list of exhibits filed with this report is set forth in response to Item 15(a)(3). The required exhibit index has been filed with the exhibits.

The financial statement schedules of the Company and financial statements and the financial statement schedules of the Unconsolidated Joint
Ventures of The Taubman Realty Group Limited Partnership listed at Item 15(a)(2) are filed pursuant to this Item 15(d).

TAUBMAN CENTERS, INC.

FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004 AND 2003
AND FOR EACH OF THE YEARS ENDED
DECEMBER 31, 2004, 2003, AND 2002

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        The management of Taubman Centers, Inc. is responsible for the preparation and integrity of the financial statements and financial information reported herein. This responsibility includes the establishment and maintenance of adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance that assets are safeguarded, transactions are properly authorized and recorded, and that the financial records and accounting policies applied provide a reliable basis for the preparation of financial statements and financial information that are free of material misstatement.

        The management of Taubman Centers, Inc. is required to assess the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. Management bases this assessment of the effectiveness of its internal control on recognized control criteria, the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has completed its assessment as of December 31, 2004.

        Based on its assessment, management believes that Taubman Centers, Inc. maintained effective internal control over financial reporting as of December 31, 2004. The independent registered public accounting firm, KPMG LLP, that audited the 2004 financial statements included in this annual report have issued an attestation report on management’s assessment of the Company’s system of internal controls over financial reporting, also included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareowners
Taubman Centers, Inc.:

        We have audited the accompanying consolidated balance sheet of Taubman Centers, Inc. (the Company) as of December 31, 2004, and the related consolidated statements of operations, shareowners’ equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the related financial statement schedules listed in the Index at Item 15(a)(2). These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and related financial statement schedules based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2005, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Chicago, Illinois
March 1, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareowners
Taubman Centers, Inc.:

        We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Taubman Centers, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2004, the related consolidated statements of operations, shareowners’ equity, and cash flows, and related financial statement schedules for the year then ended, and our report dated March 1, 2005 expressed an unqualified opinion on those consolidated financial statements and related financial statement schedules.

KPMG LLP

Chicago, Illinois
March 1, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareowners

Taubman Centers, Inc.:

        We have audited the accompanying consolidated balance sheet of Taubman Centers, Inc. (the “Company”) as of December 31, 2003 and the related consolidated statements of operations, shareowners’ equity, and cash flows for each of the two years in the period ended December 31, 2003. Our audits also included the financial statement schedules for such periods listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

        We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Taubman Centers, Inc. as of December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules for such periods, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Deloitte & Touche LLP

Detroit, Michigan
February 4, 2004 (except Note 7 relating to recoverable depreciation, to which the date is January 31, 2005)

TAUBMAN CENTERS, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	December 31

	2004	2003
Assets:
Properties (Notes 7 and 11)	$ 2,936,964	$ 2,519,922
Accumulated depreciation and amortization (Note 7)	(558,891)	(450,515)

	$ 2,378,073	$ 2,069,407
Investment in Unconsolidated Joint Ventures (Note 8)	23,567	6,093
Cash and cash equivalents	29,081	30,403
Accounts and notes receivable, less allowance for doubtful accounts of $8,661
and $7,403 in 2004 and 2003 (Note 9)	32,124	32,592
Accounts and notes receivable from related parties (Note 14)	1,636	1,679
Deferred charges and other assets (Note 10)	61,586	46,796

	$ 2,526,067	$ 2,186,970

Liabilities:
Notes payable (Note 11)	$ 1,930,439	$ 1,495,777
Accounts payable and accrued liabilities	223,331	258,938
Dividends and distributions payable	13,892	13,481

	$ 2,167,662	$ 1,768,196
Commitments and contingencies (Notes 7,11, 13, 17, and 22)

Preferred Equity of TRG (Note 16)	$ 29,217	$ 97,275

Partners' Equity of TRG allocable to minority partners (Note 1)

Shareowners' Equity (Note 16):
Series A Cumulative Redeemable Preferred Stock, $0.01 par value,
8,000,000 shares authorized, $200 million liquidation preference,
8,000,000 shares issued and outstanding at December 31, 2004 and 2003	$ 80	$ 80
Series B Non-Participating Convertible Preferred Stock, $0.001 par and
liquidation value, 40,000,000 shares authorized, 29,714,937 and
29,819,738 shares issued and outstanding at December 31, 2004 and 2003	30	30
Series G Cumulative Redeemable Preferred Stock, 4,000,000 shares authorized, no par, $100 million liquidation preference, 4,000,000 shares issued and outstanding at December 31, 2004
Common Stock, $0.01 par value, 250,000,000 shares authorized, 48,745,625
and 49,936,786 shares issued and outstanding at December 31, 2004 and 2003	487	499
Additional paid-in capital	729,481	664,362
Accumulated other comprehensive income (loss) (Note 12)	(11,387)	(12,593)
Dividends in excess of net income	(389,503)	(330,879)

	$ 329,188	$ 321,499

	$ 2,526,067	$ 2,186,970

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except share data)

	Year Ended December 31

	2004	2003	2002
Revenues:
Minimum rents	$ 235,114	$ 207,539	$ 185,395
Percentage rents	6,288	4,821	4,403
Expense recoveries	137,466	125,627	114,619
Revenues from management, leasing, and development services	21,333	22,088	22,654
Other	31,252	28,408	29,111

	$ 431,453	$ 388,483	$ 356,182

Operating Expenses:
Recoverable expenses	$ 127,563	$ 111,522	$ 100,758
Other operating	38,229	37,089	31,600
Restructuring loss (Note 4)	5,662
Charges related to technology investments			8,125
Costs related to unsolicited tender offer, net of recoveries (Note 3)	(1,044)	24,832	5,106
Management, leasing, and development services	17,533	19,359	20,025
General and administrative	26,617	24,591	20,584
Interest expense	95,934	84,194	77,479
Depreciation and amortization	101,059	92,344	78,402

	$ 411,553	$ 393,931	$ 342,079

Income (loss) before equity in income of Unconsolidated Joint Ventures,
discontinued operations, and minority and preferred interests	$ 19,900	$ (5,448)	$ 14,103
Equity in income of Unconsolidated Joint Ventures (Note 8)	40,070	36,740	27,912

Income before discontinued operations and minority and preferred interests	$ 59,970	$ 31,292	$ 42,015
Discontinued operations (Note 2):
Net income from operations		1,303	1,467
Net gains on dispositions of interests in centers	328	49,578	12,349

Income before minority and preferred interests	$ 60,298	$ 82,173	$ 55,831
Minority interest in consolidated joint ventures	18	164	421
Minority interest in TRG:
TRG income allocable to minority partners	(14,913)	(28,189)	(17,397)
Distributions in excess of income allocable to minority partners	(20,781)	(7,312)	(15,429)
TRG Series C, D, and F preferred distributions (Note 16)	(12,244)	(9,000)	(9,000)

Net income	$ 12,378	$ 37,836	$ 14,426
Series A and G preferred stock dividends (Note 16)	(17,444)	(16,600)	(16,600)

Net income (loss) allocable to common shareowners	$ (5,066)	$ 21,236	$ (2,174)

Basic earnings per common share (Note 18):
Income (loss) from continuing operations	$ (.11)	$ (.13)	$ (.15)

Net income (loss)	$ (.10)	$ .42	$ (.04)

Diluted earnings per common share (Note 18):
Income (loss) from continuing operations	$ (.11)	$ (.13)	$ (.16)

Net income (loss)	$ (.10)	$ .41	$ (.05)

Cash dividends declared per common share	$ 1.095	$ 1.050	$ 1.025

Weighted average number of common shares outstanding	49,021,843	50,387,616	51,239,237

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY
YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
(in thousands, except share data)

						Accumulated Other	Dividends in
	Preferred Stock		Common Stock		Additional	Comprehensive	Excess of
	Shares	Amount	Shares	Amount	Paid-in Capital	Income (Loss)	Net Income	Total
Balance, January 1, 2002	39,767,066	$112	50,734,984	$507	$673,043	$(3,119)	$(244,469)	$426,074

Issuance of stock pursuant to Continuing
Offer (Notes 15 and 17)			1,472,772	15	16,336			16,351
Release of units (Note 16)					1,008			1,008
Cash dividends declared							(69,311)	(69,311)

Net income							14,426	$14,426
Other comprehensive income:
Changes in fair value of available-for-sale
securities						297		297
Loss on interest rate instruments						(15,492)		(15,492)
Reclassification adjustment for amounts
recognized in net income						829		829

Total comprehensive income								$60

Balance, December 31, 2002	39,767,066	$112	52,207,756	$522	$690,387	$(17,485)	$(299,354)	$374,182

Issuance of stock pursuant to Continuing
Offer (Notes 15 and 17)	(508,420)		701,030	7	2,264			2,271
Release of units (Note 16)					975			975
Purchases of stock (Note 16)			(2,972,000)	(30)	(52,732)			(52,762)
Partnership units issued (Note 16)	190,909				53,704			53,704
Partnership units redeemed (Note 16)	(1,629,817)	(2)			(30,236)			(30,238)
Cash dividends declared							(69,361)	(69,361)

Net income							37,836	$37,836
Other comprehensive income:
Changes in fair value of available-for-sale
securities						(297)		(297)
Reduction of loss on interest rate instruments						4,532		4,532
Reclassification adjustment for amounts
recognized in net income						657		657

Total comprehensive income								$42,728

Balance, December 31, 2003	37,819,738	$110	49,936,786	$499	$664,362	$(12,593)	$(330,879)	$321,499

Issuance of stock pursuant to Continuing
Offer (Notes 15 and 17)	(565,575)		1,256,620	12	7,716			7,728
Issuance of Series G preferred stock, net of issuance costs	4,000,000				96,729			96,729
Release of units (Note 16)					510			510
Purchases of stock (Note 16)			(2,447,781)	(24)	(50,154)			(50,178)
Partnership units issued (Notes 15 and 16)	460,774				10,318			10,318
Cash dividends declared							(71,002)	(71,002)

Net income							12,378	$12,378
Other comprehensive income:
Realized loss on interest rate instruments						(6,054)		(6,054)
Reduction of loss on interest rate instruments						5,999		5,999
Reclassification adjustment for amounts
recognized in net income						1,261		1,261

Total comprehensive income								$13,584

Balance, December 31, 2004	41,714,937	$110	48,745,625	$487	$729,481	$(11,387)	$(389,503)	$329,188

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Year Ended December 31

	2004	2003	2002
Cash Flows From Operating Activities:
Income before minority and preferred interests	$60,298	$82,173	$55,831
Adjustments to reconcile income before minority and preferred interests to net cash provided by operating activities:
Depreciation and amortization of continuing operations	101,059	92,344	78,402
Depreciation and amortization of discontinued operations		3,227	5,196
Provision for losses on accounts receivable	4,103	5,027	2,374
Gains on sales of land	(6,758)	(1,906)	(7,463)
Gains on dispositions of interests in centers (Note 2)	(328)	(49,578)	(12,349)
Settlement of swap agreement	(6,054)
Charges related to technology investments			8,125
Other	9,856	4,774	1,312
Increase (decrease) in cash attributable to changes in assets and liabilities:
Receivables, deferred charges and other assets	(9,802)	(14,562)	14,536
Accounts payable and other liabilities	(20,404)	11,953	(3,514)

Net Cash Provided by Operating Activities	$131,970	$133,452	$142,450

Cash Flows From Investing Activities:
Additions to properties	$(137,758)	$(116,367)	$(103,400)
Investment in technology businesses			(4,090)
Dividends received from technology investment		445	3,090
Net proceeds from dispositions of interests in centers (Note 2)		50,961	76,446
Proceeds from sales of land	11,539	5,705	13,316
Acquisition of interests in centers, net of cash transferred in (Note 2)	(61,774)	(30,255)	(42,241)
Contributions to Unconsolidated Joint Ventures	(72,257)	(1,322)	(1,581)
Distributions from Unconsolidated Joint Ventures in excess of income	20,180	49,136	86,430

Net Cash Provided By (Used In) Investing Activities	$(240,070)	$(41,697)	$27,970

Cash Flows From Financing Activities:
Debt proceeds	$819,527	$398,537	$223,806
Debt payments	(571,156)	(372,789)	(292,304)
Debt issuance costs	(11,902)	(5,134)	(2,439)
Repurchase of common stock (Note 16)	(50,178)	(52,762)
Repurchase of preferred equity in TRG	(100,000)
Issuance of units of partnership interest (Notes 15 and 16)	2,644	49,985
Issuance of common stock pursuant to Continuing
Offer (Notes 15 and 17)	7,728	2,271	16,351
Issuance of preferred equity in TRG, net of issuance costs	29,217
Issuance of preferred stock, net of issuance costs	96,729
Distributions to minority and preferred interests	(45,213)	(44,501)	(41,652)
Cash dividends to Series A and G preferred shareowners	(17,444)	(16,600)	(16,600)
Cash dividends to common shareowners	(53,174)	(52,829)	(52,082)

Net Cash Provided By (Used In) Financing Activities	$106,778	$(93,822)	$(164,920)

Net Increase (Decrease) In Cash and Cash Equivalents	$(1,322)	$(2,067)	$5,500

Cash and Cash Equivalents at Beginning of Year	30,403	32,470	26,970

Cash and Cash Equivalents at End of Year	$29,081	$30,403	$32,470

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2004

Note 1 — Summary of Significant Accounting Policies

Organization and Basis of Presentation

        Taubman Centers, Inc. (the Company or TCO), a real estate investment trust, or REIT, is the managing general partner of The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG). The Operating Partnership is an operating subsidiary that engages in the ownership, management, leasing, acquisition, development, and expansion of regional retail shopping centers and interests therein. The Operating Partnership’s owned portfolio as of December 31, 2004 included 21 urban and suburban shopping centers in nine states. Two centers are currently under construction in New Jersey and North Carolina.

        The consolidated financial statements of the Company include all accounts of the Company, TRG, and its consolidated subsidiaries, including The Taubman Company LLC (the Manager). The Company also consolidates the accounts of the owner of the Oyster Bay project (Note 7), which qualifies as a variable interest entity under FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (FIN 46R) and in which the Operating Partnership holds the majority variable interest. All intercompany transactions have been eliminated.

        Investments in entities not controlled but over which the Company may exercise significant influence (Unconsolidated Joint Ventures) are accounted for under the equity method. The Company has evaluated its investments in the Unconsolidated Joint Ventures and has concluded that the ventures are not variable interest entities as defined in FIN 46R. Accordingly, the Company continues to account for its interests in these ventures under the guidance in Statement of Position 78-9 (SOP 78-9). The Company’s partners or other owners in these Unconsolidated Joint Ventures have important rights, as contemplated by paragraphs ..09 and .10 of SOP 78-9, including approval rights over annual operating budgets, capital spending, financing, admission of new partners/members, or sale of the properties and the Company has concluded that the equity method of accounting is appropriate for these interests. Specifically, the Company’s 79% investment in Westfarms is through a general partnership in which the other general partners have approval rights over annual operating budgets, capital spending, refinancing, or sale of the property. Under the equity method of accounting, the investments in Joint Ventures are initially recorded at cost, and subsequently increased for additional contributions and allocations of income and reduced for distributions received.

        At December 31, 2004, the Operating Partnership’s equity included three classes of preferred equity (Series A, F, and G) and the net equity of the partnership unitholders. Net income and distributions of the Operating Partnership are allocable first to the preferred equity interests, and the remaining amounts to the general and limited partners in the Operating Partnership in accordance with their percentage ownership. The Series A and Series G Preferred Equity is owned by the Company and is eliminated in consolidation. The Series F Preferred Equity is owned by an institutional investor. The Series B Preferred Stock is currently held by partners in TRG other than the Company. The Series B Preferred Stock entitles its holders to one vote per share on all matters submitted to the Company’s shareholders and votes together with the common stock on all matters as a single class.

        Because the net equity of the Operating Partnership unitholders is less than zero, the interest of the noncontrolling unitholders is presented as a zero balance in the consolidated balance sheet as of December 31, 2004 and December 31, 2003. The income allocated to the noncontrolling unitholders is equal to their share of distributions. The net equity of the Operating Partnership is less than zero because of accumulated distributions in excess of net income and not as a result of operating losses. Distributions to partners are usually greater than net income because net income includes non-cash charges for depreciation and amortization.

        Dollar amounts presented in tables within the notes to the consolidated financial statements are stated in thousands, except share data or as otherwise noted.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

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

Depreciation and Amortization

        Buildings, improvements and equipment are depreciated on straight-line or double-declining balance bases over the estimated useful lives of the assets, which range from 3 to 50 years. Intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets. Tenant allowances and deferred leasing costs are amortized on a straight-line basis over the lives of the related leases. In the event of early termination of such leases, the unrecoverable net book values of the assets are recognized as deprecation and amortization expense in the period of termination. Depreciation of costs that are recoverable from tenants is classified as recoverable expenses. During the year ended December 31, 2004, when reconciling general and fixed asset subsidiary ledgers, the Company determined that it had understated prior years’ depreciation expense of its consolidated and unconsolidated shopping centers by a total of $0.7 million, or $0.01 per common share. The error was not considered material to the results of operations of any prior period or the current period, and an adjustment in this amount has been recognized in the Company’s 2004 results.

Capitalization

        Direct and indirect costs that are clearly related to the acquisition, development, construction and improvement of properties are capitalized under guidelines of SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” Compensation related costs are allocated based on actual time spent on a project. Costs incurred on real estate for ground leases, property taxes and insurance are capitalized during periods in which activities necessary to get the property ready for its intended use are in progress. Interest costs determined under guidelines of SFAS No. 34, “Capitalization of Interest Cost” are capitalized during periods in which activities necessary to get the property ready for its intended use are in progress.

        All properties, including those under construction or development and/or owned by Unconsolidated Joint Ventures, are reviewed for impairment on an individual basis whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Impairment of a shopping center owned by consolidated entities is recognized when the sum of expected cash flows (undiscounted and without interest charges) is less than the carrying value of the property. Other than temporary impairment of a shopping center owned by an Unconsolidated Joint Venture is recognized when the carrying value of the property is not considered recoverable based on evaluation of the severity and duration of the decline in value, including the results of discounted cash flow and other valuation techniques. To the extent impairment has occurred, the excess carrying value of the property over its estimated fair value is charged to income.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

        One shopping center pays annual special assessment levies of a Community Development District (CDD), which provided certain infrastructure assets and improvements. As the amount and period of the special assessments were determinable, the Company capitalized the infrastructure assets and improvements and recognized an obligation for the future special assessments to be levied. At December 31, 2004, the book value of the infrastructure assets and improvements, net of depreciation, was $58.2 million. The related obligation is classified as an accrued liability and had a balance of $65.3 million at December 31, 2004. The fair value of this obligation, based on quoted market prices, was $71.6 million at December 31, 2004.

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

Deferred Charges and Other Assets

        Direct financing costs are deferred and amortized over the terms of the related agreements as a component of interest expense. Direct costs related to successful leasing activities are capitalized and amortized on a straight-line basis over the lives of the related leases. All other deferred charges are amortized on a straight-line basis over the terms of the agreements to which they relate.

Stock-Based Compensation Plans

        Prior to January 1, 2003, the Company applied the intrinsic value method of recognition and measurement under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to its stock-based employee compensation plans. No stock-based employee compensation expense is reflected in net income as all options granted had an exercise price equal to the market value on the date of the grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” prospectively for all employee awards granted, modified, or settled after January 1, 2003. There were no awards granted, modified, or settled in 2004 or 2003. If the fair value based method had been applied to awards granted in prior years, the pro-forma effect on the Company’s net income would have been approximately $0.2 million, or less than $0.01 per share, in 2002. Refer to Note 21 “New Accounting Pronouncements” regarding recent revisions to SFAS No. 123.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

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

        In connection with the Tax Relief Extension Act of 1999, the Company made Taxable REIT Subsidiary elections for all of its corporate subsidiaries pursuant to section 856(I) of the Internal Revenue Code. The Company’s Taxable REIT Subsidiaries are subject to corporate level income taxes which are provided for in the Company’s financial statements.

        Deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence, including expected taxable earnings and potential tax planning strategies. The Company’s temporary differences primarily relate to deferred compensation and depreciation.

Finite Life Entity

        SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. At December 31, 2004, the Company held a controlling majority interest in a consolidated entity with a specified termination date in 2080. The minority owner’s interest in this entity is to be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entity. The estimated fair value of this minority interest was approximately $45.1 million at December 31, 2004, compared to a book value of zero.

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

Fair Value of Financial Instruments

        The following methods and assumptions were used to estimate the fair value of financial instruments:

The carrying value of cash and cash equivalents, accounts and notes receivable, and accounts payable and accrued liabilities approximates fair value due to the short maturity of these instruments.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Operating Segment

        The Company has one reportable operating segment; it owns, develops, and manages regional shopping centers. The shopping centers are located in major metropolitan areas, have similar tenants (most of which are national chains), and share common economic characteristics. No single retail company represents 10% or more of the Company’s revenues.

Note 2 — Acquisitions and Dispositions

Acquisitions

        In July 2004, the Company acquired an additional 23.6% interest in International Plaza for $60.2 million in cash, increasing its ownership in the center to 50.1%. The center is encumbered by a mortgage, which had a balance of $187.5 million at the acquisition date; the beneficial interest in the debt attributable to the additional interest acquired is $44.3 million. In conjunction with the purchase, the Company also repaid its $20 million note to the former investor, which carried an interest rate of 13%. As a result of the acquisition, the Company has a controlling interest in the center and began consolidating its results as of the purchase date. Prior to the acquisition date, the Company accounted for International Plaza on the equity method. The $43.7 million excess of the purchase price over the historical cost of the net assets acquired was allocated to buildings and improvements, the fixed rate mortgage note payable, and identifiable intangible assets related to in-place leases. As of December 31, 2004, the Operating Partnership has a preferred investment in International Plaza of $30 million, on which an annual preferential return of 8.25% will accrue. In addition to the preferred return on its investment, the Operating Partnership is entitled to receive the balance of its preferred investment before any available cash will be utilized for distribution to the non-preferred partner.

        In January 2004, the Company purchased the additional 30% ownership of Beverly. Consideration of approximately $11 million for this interest consisted of $3.3 million in cash and 276,724 of newly issued partnership units valued at $27.50 per unit. The price of the acquisition was determined pursuant to a 1988 option agreement. The Company had carried the $11 million net exercise price as a liability on its balance sheet. The Company already recognized 100% of the financial results of the center in its financial statements.

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

        In May 2002, the Company acquired for $28 million in cash a 50% general partnership interest in an unconsolidated joint venture that owns the Sunvalley shopping center located in Concord, California. The Manager had managed the property since its development and continued to do so. Although the Operating Partnership purchased its interest in Sunvalley from an unrelated third party, the other 50% partner in the property is an entity owned and controlled by Mr. A. Alfred Taubman, effectively the Company’s largest shareholder.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

        Also in May 2002, the Company purchased an additional 13% interest in Arizona Mills, an Unconsolidated Joint Venture, for approximately $14 million in cash. The Company has a 50% interest in the center as of the purchase date.

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

        The Company has separately presented the results of Biltmore Fashion Park, Paseo Nuevo, and La Cumbre Plaza as discontinued operations for all periods. Summarized income statement information of discontinued operations follow.

	Year Ended December 31

	2003	2002
Revenues	$17,383	$22,223
Operating expenses	16,080	20,756

Income from operations	$ 1,303	$ 1,467

Note 3 – Unsolicited Tender Offer

        In the fall of 2002, the Company received an unsolicited proposal from Simon Property Group, Inc. (SPG) seeking to acquire control of the Company. The Company’s Board of Directors rejected the proposal and recommended that the Company’s shareholders not tender their shares pursuant to the tender offer. In October 2003, the tender offer was withdrawn, and the Company and SPG mutually agreed to end the related litigation. There remain two shareholder class and derivative actions, which, in the opinion of the Company, are not material. During 2004, the Company recovered through its insurance $1.0 million relating to the unsolicited tender offer and related litigation. During 2003, the Company incurred approximately $30.4 million in costs in connection with the unsolicited tender offer and related litigation, offset by insurance recoveries of $5.6 million. During 2002, $5.1 million in similar costs were incurred.

Note 4 – General Motors Pension Trusts’ Portfolio and Restructuring

        In October 2004, the Mills Corporation finalized its acquisition of 50% interests in nine of General Motors Pension Trusts’ (GMPT) shopping centers, completing a recapitalization of GMPT’s mall portfolio. The Company ceased management of these centers on November 1, 2004, subject to an agreement with GMPT. The Company recognized a restructuring charge of $5.7 million during the fourth quarter of 2004 relating to the termination of these management contracts. The restructuring charge is classified in the line item Restructuring loss in the income statements. Substantially all of this charge represents employee severance payments and benefits. The remaining accrual for the unpaid balance of the restructuring charge was $1.4 million as of December 31, 2004.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Note 5 — Income Taxes

        During the years ended December 31, 2004, 2003, and 2002, the Company’s federal income tax expense was zero as a result of net operating losses incurred by the Company’s Taxable REIT Subsidiaries. For the years ended December 31, 2004 and 2003, the Company’s state income tax expense was zero as a result of a net operating loss incurred by the Company’s Taxable REIT Subsidiaries. The Company has a net operating loss carryforward from its Taxable REIT Subsidiaries of $0.8 million from 2002 that expires in 2022, and an estimated net operating loss carryforward of $4.3 million from 2004 that will expire in 2024. For the year ended December 31, 2002, state income tax expense of the Company’s Taxable REIT Subsidiaries was $0.1 million. As of December 31, 2004 and 2003, the Company had net deferred tax assets of $3.4 million and $3.4 million, after valuation allowances of $9.4 million and $9.9 million, respectively.

        Dividends declared on the Company’s common and preferred stock and their tax status are presented in the following tables. The tax status of the Company’s dividends in 2004, 2003, and 2002 may not be indicative of future periods. The portion of dividends paid in 2004 shown below as capital gains are designated as capital gain dividends for tax purposes.

Year	Dividends per commons share declared	Return of capital	Ordinary income	20% Rate long term capital gain (Pre 5/06/03)	15% Rate long term capital gain (Post 5/05/03)	Unrecaptured Section 1250 capital gains

2004	$1.095	$0.6932	$0.3835		$0.0183
2003	1.050	0.5054	0.2567	$0.0076	0.1401	$0.1402
2002	1.025	0.4417	0.3753	0.1498		0.0582

Year	Dividends per Series A preferred share declared	Ordinary income	20% Rate long term capital gain (Pre 5/06/03)	15% Rate long term capital gain (Post 5/05/03)	Unrecaptured Section 1250 capital gains

2004	$2.075	$2.0403		$0.0347
2003	2.075	1.5060	$0.0149	0.2770	$0.2771
2002	2.075	1.6540	0.3032		0.1178

Year	Dividends per Series G preferred share declared	Ordinary income	15% Rate long term capital gain (Post 5/05/03)

2004	$0.211	$0.2076	$0.0035

Note 6 — Investment in the Operating Partnership

        The partnership equity of the Operating Partnership and the Company’s ownership therein are shown below:

Year	TRG Units outstanding at December 31	TRG Units owned by TCO at December 31 (1)	TCO's % interest in TRG at December 31	TCO's average interest in TRG
2004	80,514,605	48,745,625	61%	61%
2003	81,839,857	49,936,786	61	60
2002	83,974,822	52,207,756	62	62

(1)	There is a one-for-one relationship between TRG units owned by TCO and TCO common shares outstanding; amounts in this column are equal to TCO’s common shares outstanding as of the specified dates.

        Net income and distributions of the Operating Partnership are allocable first to the preferred equity interests (Note 16), and the remaining amounts to the general and limited Operating Partnership partners in accordance with their percentage ownership.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Note 7 — Properties

        Properties at December 31, 2004 and December 31, 2003 are summarized as follows:

	2004	2003
Land	$229,553	$232,443
Buildings, improvements, and equipment	2,550,178	2,204,819
Construction in process	85,378	48,428
Development pre-construction costs	71,855	34,232

	$2,936,964	$2,519,922
Accumulated depreciation and amortization	(558,891)	(450,515)

	$2,378,073	$2,069,407

        Construction in process includes costs related primarily to Northlake Mall.

        Buildings and improvements under capital leases were $14.2 million and $8.0 million at December 31, 2004 and 2003, respectively.

        Depreciation expense for 2004, 2003, and 2002 was $93.2 million, $87.8 million, and $72.8 million, respectively. In addition, depreciation of costs that are recoverable from tenants is classified as recoverable expenses and was $5.6 million, $6.3 million and $5.2 million in 2004, 2003 and 2002, respectively. The charge to operations in 2004, 2003, and 2002 for costs of unsuccessful and potentially unsuccessful pre-development activities was $4.0 million, $3.4 million, and $4.1 million, respectively.

        The Company’s balance of development pre-construction costs as of December 31, 2004 and 2003 consists of costs relating to its Oyster Bay project in Town of Oyster Bay, New York. Deferred financing costs of approximately $3 million related to the financing for the Oyster Bay project are included in Deferred Charges and Other Assets (Note 10). Both Neiman Marcus and Lord & Taylor have committed to the project and retailer interest has been very strong. Although the Company still needs to obtain the necessary entitlement approvals to move forward with the project, the Company is encouraged by six straight favorable court decisions. In February 2005, the Company had its hearing on the seventh round of court actions, and is awaiting the ruling. The Company expects continued success with the ongoing litigation, but if the Company is ultimately unsuccessful in the litigation process, it is anticipated that its recovery on this asset would be significantly less than its current investment. The Company is hopeful that it will begin full construction soon. Given the court delays, the Company is now expecting the center to open in 2007. The acquisition of the land occurred in May 2004 and the Company has completed the demolition of the existing industrial buildings on the site.

        In May 2004, the Operating Partnership entered into a series of agreements related to the Oyster Bay Project. The property is being developed in a build-to-suit structure to facilitate a 1031 like-kind exchange in order to provide flexibility for disposing of assets in the future. While the Company has no specific asset sale in mind, the Company is committed to recycling its capital over time and believes that this planning will facilitate future transactions. A third party acquired the Operating Partnership’s option to purchase land at Town of Oyster Bay, New York and reimbursed it for its project costs to date. Subsequently, the third party acquired the land and became the owner of the project. The Operating Partnership is the developer of the project and has an option to purchase the project. The owner will provide 3% of project funding and will lease the property to a wholly owned subsidiary of the Operating Partnership. A senior lender will provide 62% of the project costs at a rate of LIBOR plus 2.0%. A wholly owned subsidiary of the Operating Partnership will provide 35% of the project funding under a junior subordinated financing at LIBOR plus 2.75% to the owner. The Operating Partnership will also guarantee the lease payments and the completion of the project. The lease payments are structured to cover debt service on the senior loan, junior loan, a return (greater of LIBOR plus 4.0% or 8.0%) on the owner’s 3% equity investment during the term of the lease, and repayment of the principal and 3% equity contribution upon termination. As of December 31, 2004, the balances of the senior loan and owner equity contribution were $42.6 million and $2.1 million, respectively; the senior loan is limited to a total commitment of $62 million until municipal approvals have been obtained. The Operating Partnership consolidates the owner and other entities described above and the junior loan and other intercompany transactions are eliminated in consolidation.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Note 8- Investments in Unconsolidated Joint Ventures

        The Company has investments in joint ventures that own shopping centers. The Operating Partnership is the managing general partner or managing member of these Unconsolidated Joint Ventures, except for the ventures that own Arizona Mills, The Mall at Millenia, and Waterside Shops at Pelican Bay.

Shopping Center	Ownership as of December 31, 2004 and 2003
Arizona Mills	50%
Cherry Creek	50
Fair Oaks	50
The Mall at Millenia	50
Stamford Town Center	50
Sunvalley	50
Waterside Shops at Pelican Bay	25
Westfarms	79
Woodland	50

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

        Combined balance sheet and results of operations information is presented in the following table for all Unconsolidated Joint Ventures, followed by the Operating Partnership’s beneficial interest in the combined information. The combined information of the Unconsolidated Joint Ventures as of December 31, 2003 excludes the balances of Waterside Shops at Pelican Bay. A 25% interest in this center was acquired in December 2003. Beneficial interest is calculated based on the Operating Partnership’s ownership interest in each of the Unconsolidated Joint Ventures. The accounts of Dolphin Mall and International Plaza, formerly Unconsolidated Joint Ventures, are included in these results through the date of their acquisitions (Note 2).

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

	December 31 2004	December 31 2003
Assets:
Properties	$1,080,482	$1,250,964
Accumulated depreciation and amortization	(360,830)	(331,321)

	$719,652	$919,643
Cash and cash equivalents	25,173	28,448
Accounts and notes receivable	22,866	16,504
Deferred charges and other assets	26,213	29,526

	$793,904	$994,121

Liabilities and accumulated deficiency in assets:
Notes payable	$1,008,604	$1,345,824
Accounts payable and other liabilities	53,706	61,614
TRG's accumulated deficiency in assets	(176,396)	(231,456)
Unconsolidated Joint Venture Partners' accumulated
deficiency in assets	(92,010)	(181,861)

	$793,904	$994,121

TRG's accumulated deficiency in assets (above)	$(176,396)	$(231,456)
TRG's investment in Waterside Shops at Pelican Bay		22,129
TRG basis adjustments, including elimination of
intercompany profit	83,796	96,213
TCO's additional basis	116,167	119,207

Investment in Unconsolidated Joint Ventures	$23,567	$6,093

	Year Ended December 31

	2004	2003	2002
Revenues	$312,694	$319,988	$292,120

Recoverable and other operating expenses	$113,958	$117,279	$111,707
Interest expense	74,033	82,744	77,966
Depreciation and amortization	47,801	53,414	54,927

Total operating costs	$235,792	$253,437	$244,600

Net income	$76,902	$66,551	$47,520

Net income allocable to TRG	$39,147	$35,588	$25,573
Realized intercompany profit and TRG's
additional basis	3,963	4,191	5,378
Depreciation of TCO's additional basis	(3,040)	(3,039)	(3,039)

Equity in income of Unconsolidated
Joint Ventures	$40,070	$36,740	$27,912

Beneficial interest in Unconsolidated
Joint Ventures' operations:
Revenues less recoverable and other
operating expenses	$112,643	$113,706	$103,989
Interest expense	(39,913)	(43,320)	(39,411)
Depreciation and amortization	(32,660)	(33,646)	(36,666)

Equity in income of Unconsolidated Joint
Ventures	$40,070	$36,740	$27,912

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Note 9 — Accounts and Notes Receivable

        Accounts and notes receivable at December 31, 2004 and December 31, 2003 are summarized as follows:

	2004	2003
Trade	$21,970	$20,301
Notes	10,080	14,549
Straightline rent asset	7,840	5,080
Other	895	65

	$40,785	$39,995
Less: allowance for doubtful accounts	(8,661)	(7,403)

	$32,124	$32,592

        Notes receivable as of December 31, 2004 provide interest at a range of interest rates from 5% to 8% (with a weighted average interest rate of 7% at December 31, 2004) and mature at various dates.

Note 10 — Deferred Charges and Other Assets

        Deferred charges and other assets at December 31, 2004 and December 31, 2003 are summarized as follows:

	2004	2003
Leasing costs	$30,570	$30,837
Accumulated amortization	(13,318)	(16,452)

	$17,252	$14,385
Deferred financing costs, net	17,184	11,277
Intangibles, net	10,829	5,986
Investments	3,524	3,234
Deferred tax asset, net	3,365	3,365
Other, net	9,432	8,549

	$61,586	$46,796

        Intangible assets are primarily comprised of the fair value of in-place leases recognized in connection with acquisitions (Note 2).

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Note 11 – Notes Payable

        Notes payable at December 31, 2004 and December 31, 2003 consist of the following:

	2004	2003	Stated Interest Rate		Maturity Date	Balance Due on Maturity	Facility Amount

Beverly Center	$ 347,000		5.28%		02/11/14	$ 303,277
Beverly Center		$ 146,000	8.36%
Dolphin Mall	143,495		LIBOR + 2.15%		02/09/06	141,137
Dolphin Mall		142,340	LIBOR + 2.25%
Great Lakes Crossing	147,450	149,525	5.25%		03/11/13	125,507
International Plaza (1)	185,400		4.21%		01/08/08	175,150
MacArthur Center	143,283	145,762	7.59%		10/01/10	126,884
Northlake Mall	29,429		LIBOR+1.75%		08/16/07	29,429	$ 142,000
The Mall at Oyster Bay	42,598		LIBOR+2.00%		12/31/05	42,598	62,000
Regency Square	79,784	80,696	6.75%		11/01/11	71,569
The Mall at Short Hills	261,800	265,047	6.70%		04/01/09	245,301
Stony Point Fashion Park	114,508		6.24%		06/01/14	98,585
Stony Point Fashion Park		74,796	LIBOR+1.65%	(2)
The Mall at Wellington Green	140,000		LIBOR + 1.50%		05/01/07	140,000
The Mall at Wellington Green		150,630	LIBOR + 1.85%
The Shops at Willow Bend	97,983	99,435	LIBOR + 1.50%		07/09/06	95,564
The Shops at Willow Bend	48,992	49,717	LIBOR+3.75%		07/09/06	47,782
The Shops at Willow Bend land loan		11,369	LIBOR + 1.65%
Line of Credit	125,000		LIBOR+0.80%		02/14/08	125,000	350,000
Line of Credit		150,000	LIBOR+0.90%
Line of Credit	23,217	10,460	Variable Bank Rate		02/14/08	23,217	40,000
Other		20,000	13.0%

	$1,930,439	$1,495,777

(1)	International Plaza was an Unconsolidated Joint Venture in 2003 (Note 2).
(2)	Prior to February 2004, the LIBOR credit spread was 1.85%.

        Notes payable are collateralized by properties with a net book value of $2.3 billion at December 31, 2004 and $1.9 billion at December 31, 2003.

        The Dolphin Mall loan has an option to extend the maturity for up to three years. The construction facility for Northlake Mall has two one-year extension options. This loan provides for rate decreases when certain performance criteria are met. The Shops at Willow Bend loans have options to extend the maturities for up to two years. The $350 million line of credit has a one-year extension option.

        The following table presents scheduled principal payments on mortgage debt as of December 31, 2004:

2005	$ 60,689
2006	304,341
2007	189,643
2008	340,883
2009	260,595
Thereafter	774,288

        Of the debt outstanding at December 31, 2004 and coming due in 2005, $42.6 million relates to the Oyster Bay construction facility. If construction commences prior to December 31, 2005, the maturity date is automatically extended to three years from the commencement of construction. The Company has the ability to refinance current maturities using its existing lines of credit.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Fair Value of Financial Instruments Related to Debt

        The estimated fair values of financial instruments at December 31, 2004 and December 31, 2003 are as follows:

	2004		2003

	Carrying Value	Fair Value	Carrying Value	Fair Value

Mortgage notes payable	$1,930,439	$1,960,863	$1,495,777	$1,536,513
Interest rate instruments:
in a receivable position	61	61	541	541
in a payable position	879	879	7,435	7,435

Debt Covenants and Guarantees

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

        Payments of principal and interest on the loans in the following table are guaranteed by the Operating Partnership as of December 31, 2004. The Northlake Mall loan agreement provides for a reduction of the amounts guaranteed as certain center performance and valuation criteria are met.

Center	Loan balance as of 12/31/04	TRG's beneficial interest in loan balance as of 12/31/04	Amount of loan balance guaranteed by TRG as of 12/31/04	% of loan balance guaranteed by TRG	% of interest guaranteed by TRG
	(in millions)
Dolphin Mall	$ 143.5	$ 143.5	$ 143.5	100%	100%
The Mall at Millenia	1.7	0.8	0.8	50	50
Northlake Mall	29.4	29.4	29.4	100	100
The Mall at Wellington Green	140.0	126.0	140.0	100	100
The Shops at Willow Bend	147.0	147.0	147.0	100	100

        Payments of rent and all other sums payable related to the Oyster Bay agreements are guaranteed by the Operating Partnership. As of December 31, 2004, the balances of the senior loan and owner equity contribution (Note 7) were $42.6 million and $2.1 million, respectively.

        The Company is required to escrow cash balances for specific uses stipulated by its lenders, including ground lease payments, taxes, insurance, debt service, capital improvements, leasing costs, and tenant allowances. As of both December 31, 2004 and December 31, 2003, the Company’s cash balances restricted for these uses were $9.7 million.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Beneficial Interest in Debt and Interest Expense

        The Operating Partnership’s beneficial interest in the debt, capital lease obligations, capitalized interest, and interest expense of its consolidated subsidiaries and its Unconsolidated Joint Ventures is summarized in the following table. The Operating Partnership’s beneficial interest excludes debt and interest related to the minority interests in International Plaza (49.9% as of July 2004, Note 2), MacArthur Center (5% as of July 2003, Note 2), The Mall at Wellington Green (10%), and prior to March 2003, Great Lakes Crossing (15%, Note 2). Also excluded from this table is Biltmore Fashion Park which is classified as discontinued operations through the date of its sale.

	At 100%		At Beneficial Interest

	Consolidated Subsidiaries	Unconsolidated Joint Ventures	Consolidated Subsidiaries	Unconsolidated Joint Ventures

Debt as of:
December 31, 2004	$1,930,439	$1,008,604	$1,816,751	$563,490
December 31, 2003	1,495,777	1,345,824	1,473,680	688,406
Capital Lease Obligations:
December 31, 2004	$14,167	$2,145	$13,381	$1,228
December 31, 2003	8,038	168	8,038	84
Capitalized Interest:
Year ended December 31, 2003	$5,995		$5,995
Year ended December 31, 2003	9,134		8,950
Interest Expense:
Year ended December 31, 2004	$95,934	$74,033	$92,874	$39,913
Year ended December 31, 2003	84,194	82,744	81,511	43,320

Note 12 — Derivatives

        The Company uses derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. The Company routinely uses cap, swap, and treasury lock agreements to meet these objectives. All of the Company’s derivatives are designated as cash flow hedges.

        The following table presents the effect that derivative instruments had on interest expense and equity in income of Unconsolidated Joint Ventures during the three years ended December 31, 2004:

	2004	2003	2002
Payments under swap agreements	$5,462	$8,434	$4,485
Adjustment of accumulated other comprehensive income for amounts
recognized in net income	1,262	657	829
Hedge ineffectiveness related to changes in time value of interest
rate agreements		2	194
Change in fair value of swap agreement not designated as a hedge			(3,334)

Net reduction to income	$6,724	$9,093	$2,174

        As of December 31, 2004, the Company had $10.2 million of net realized losses included in Accumulated OCI, related to terminated derivative instruments, that are being recognized as interest expense over the term of the hedged debt, as follows:

Hedged Items	OCI Amounts	Recognition Period
Beverly refinancing	$ 5,448	January 2004 through December 2013
Regency Square financing	1,916	November 2001 through October 2011
Westfarms refinancing	2,816	July 2002 through July 2012

	$10,180

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

        Additionally, as of December 31, 2004, the Company had $1.2 million of net unrealized losses included in Accumulated OCI that will be recognized as interest expense over the effective periods of the derivative agreements, as follows:

Hedged Items	OCI Amounts	Recognition Period
Dolphin Mall financing	$ 76	February 2004 through February 2006
The Mall at Wellington Green financing	878	October 2004 through April 2005
The Shops at Willow Bend refinancing	253	June 2003 through June 2006

	$1,207

        The Company expects that approximately $2.3 million of the $11.4 million in Accumulated OCI at December 31, 2004 will be reclassified from Accumulated OCI and recognized as a reduction of income during 2005.

        In January 2004, the Beverly Center loan was refinanced. At the time of the refinancing, the swaps hedging the Beverly refinancing were cash settled for $6.1 million. This realized loss is included in Accumulated OCI and is being recognized as interest expense over the ten-year term of the hedged debt.

Note 13 — Leases

        Shopping center space is leased to tenants and certain anchors pursuant to lease agreements. Tenant leases typically provide for minimum rent, percentage rent, and other charges to cover certain operating costs. Future minimum rent under operating leases in effect at December 31, 2004 for operating centers, assuming no new or renegotiated leases or option extensions on anchor agreements, is summarized as follows:

2005	$ 235,423
2006	230,417
2007	221,954
2008	202,231
2009	178,920
Thereafter	621,826

        Certain shopping centers, as lessees, have ground leases expiring at various dates through the year 2080. Ground rent expense is recognized on a straight-line basis over the lease terms. The Company also leases its office facilities and certain equipment. Rental payments under operating leases were $7.4 million in 2004, $6.9 million in 2003, and $6.9 million in 2002. Included in these amounts are related party office rental payments of $2.4 million in 2004, $2.8 million in 2003, and $2.7 million in 2002. Additional contingent rental payments based on leasable area were $0.2 million in 2004.

        The following is a schedule of future minimum rental payments required under operating leases:

2005	$ 5,409
2006	4,822
2007	5,007
2008	5,022
2009	5,002
Thereafter	131,636

        The table above includes $1.5 million in 2005 and 2006, and $1.8 million in each year from 2007 through 2015 of related party amounts.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

        Certain shopping centers have entered into lease agreements for property improvements with five year terms which qualify as capital leases. As of December 31, 2004, future minimum lease payments for these capital leases are as follows:

2005	$ 5,371
2006	4,676
2007	3,253
2008	2,025
2009	453

Total minimum lease payments	$ 15,778
Less amount representing interest	(1,611)

Capital lease obligations	$ 14,167

Note 14 — Transactions with Affiliates

        Accounts receivable from related parties include amounts due from Unconsolidated Joint Ventures or other affiliates of the Company, primarily relating to services performed by the Manager (Note 15). These receivables include certain amounts due to the Manager related to reimbursement of third-party (non-affiliated) costs.

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

        A. Alfred Taubman and certain of his affiliates receive various property management services from the Manager. For such services, Mr. A. Taubman and affiliates paid the Manager approximately $1.7 million, $1.9 million, and $2.3 million in 2004, 2003, and 2002, respectively.

        Other related party transactions are described in Notes 13, 15, and 16.

Note 15 — The Manager

        The Taubman Company LLC (the Manager), which is 99% beneficially owned by the Operating Partnership, provides property management, leasing, development, and other administrative services to the Company, the shopping centers, Taubman affiliates, and other third parties.

        The Manager has a voluntary retirement savings plan established in 1983 and amended and restated effective January 1, 2001 (the Plan). The Plan is qualified in accordance with Section 401(k) of the Internal Revenue Code (the Code). The Manager contributes an amount equal to 2% of the qualified wages of all qualified employees and matches employee contributions in excess of 2% up to 7% of qualified wages. In addition, the Manager may make discretionary contributions within the limits prescribed by the Plan and imposed in the Code. Costs relating to the Plan were $1.9 million in 2004, and $2.0 million in 2003 and 2002.

        The Operating Partnership has an incentive option plan for employees of the Manager. Incentive options generally become exercisable to the extent of one-third of the units on each of the third, fourth, and fifth anniversaries of the date of grant. Options expire ten years from the date of grant. The Operating Partnership’s units issued in connection with the incentive option plan are exchangeable for shares of the Company’s common stock under the Continuing Offer (Note 17).

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

        Under the plan, vested unit options can be exercised by tendering mature units with a market value equal to the exercise price of the unit options. In December 2001, Robert S. Taubman, the Company’s chief executive officer, executed a unit option deferral election with regard to options for approximately three million units at an exercise price of $11.14 per unit due to expire in November 2002. This election allowed him to defer the receipt of the net units he would receive upon exercise. These deferred option units will remain in a deferred compensation account until Mr. Taubman’s retirement or ten years from the date of exercise. Beginning with the ten year anniversary of the date of exercise, the deferred partnership units will be paid in ten annual installments.

        In 2002, Mr. Taubman exercised options for 3.0 million units by tendering 2.1 million mature units and deferring receipt of 0.9 million units under the unit option deferral election. As the Company declares distributions, the deferred option units receive their proportionate share of the distributions in the form of cash payments.

        A summary of the status of the plan for each of the three years in the period ended December 31 is presented below:

	2004		2003		2002

Options	Units	Weighted-Average Exercise Price Per Unit	Units	Weighted-Average Exercise Price Per Unit	Units	Weighted-Average Exercise Price Per Unit
Outstanding at
beginning of year	1,405,209	$12.15	1,597,783	$12.11	6,083,175	$11.39
Exercised	(845,767)	12.26	(192,574)	11.81	(4,435,392)	11.13
Forfeited					(50,000)	11.25

Outstanding at
end of year	559,442	11.98	1,405,209	12.15	1,597,783	12.11

Options vested
at end of year	559,442	11.98	1,405,209	12.15	1,597,783	12.11

        Options outstanding at December 31, 2004 have a remaining weighted-average contractual life of 3.7 years and range in exercise price from $9.69 to $12.25.

        There were no options granted in 2004, 2003, or 2002.

        Currently, options for 2.2 million Operating Partnership units may be issued under the plan. When the holder of an option elects to pay the exercise price by surrendering partnership units, only those units issued to the holder in excess of the number of units surrendered are counted for purposes of determining the remaining number of units available for future grants under the plan.

Note 16 — Common and Preferred Stock and Equity of TRG

        The 8.3% Series A Cumulated Redeemable Preferred Stock (Series A Preferred Stock) and 8.0% Series G Cumulative Redeemable Preferred Stock (Series G Preferred Stock) have no stated maturity, sinking fund, or mandatory redemption requirements and are not convertible into any other securities of the Company. The Series A Preferred Stock and Series G Preferred Stock have liquidation preferences of $200 million ($25 per share) and $100 million ($25 per share), respectively. Dividends are cumulative and are payable in arrears on or before the last day of each calendar quarter. All accrued dividends have been paid. The Series A Preferred Stock and Series G Preferred Stock can each be redeemed by the Company at $25 per share plus any accrued dividends. The redemption prices can be paid solely out of the sale of capital stock of the Company. The Company owns corresponding Series A and Series G Preferred Equity interests in the Operating Partnership that entitle the Company to income and distributions (in the form of guaranteed payments) in amounts equal to the dividends payable on the Company’s Series A and Series G Preferred Stock.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

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

        The Operating Partnership’s $30 million 8.2% Cumulative Redeemable Preferred Partnership Equity (Series F Preferred Equity) is owned by institutional investors, and has a fixed 8.2% coupon rate, no stated maturity, sinking fund, or mandatory redemption requirements. The Company, beginning in May 2009 can redeem the Series F Preferred Equity. The holders of Series F Preferred Equity have the right, beginning in 2014, to exchange $100 in liquidation value of such equity for one share of Series F Preferred Stock. The terms of the Series F Preferred Stock are substantially similar to those of the Series F Preferred Equity. Like the Series A and Series G Preferred Stock, the Series F Preferred Stock is non-voting.

        During November 2004, the Operating Partnership’s Series C and Series D Preferred Equity were redeemed by the Company. The excess of the $100 million redemption value over the $97.3 million book value has been recorded as a preferred distribution in the Company’s results of operations for 2004. The Company previously had authorized 2,000,000 shares of Series C Cumulative Redeemable Preferred Stock and 250,000 shares of Series D Cumulative Redeemable Preferred Stock, to be issued in the event of the conversion of the Series C and Series D Preferred Equity. Upon the redemption of the Operating Partnership’s Series C and Series D Preferred Equity, the Company’s corresponding Preferred Stock authorizations were no longer necessary. In 2005, such authorizations were withdrawn.

        In January 2004, 276,724 additional partnership units were issued in connection with the acquisition of the 30% interest in Beverly Center (Note 2).

        In December 2003, 1.6 million partnership units were redeemed in exchange for 705,636 Macerich units valued at $30.2 million (Note 2). These units were owned by an affiliate of the former owner of Biltmore Fashion Park.

        In July 2003, 190,909 additional partnership units were issued in connection with the acquisition of an additional 25% interest in MacArthur Center (Note 2).

        In May 2003, G.K. Las Vegas Limited Partnership, (Sheldon M. Gordon, along with his affiliates in their prior ownership of The Forum Shops at Caesars (Gordon)) invested $50 million in the Operating Partnership in exchange for 2.08 million partnership units. An affiliate of Gordon owned an interest in Beverly Center, which the Company purchased in January 2004 (Note 2).

        In March 2000, the Company’s Board of Directors authorized the purchase of up to $50 million of the Company’s common stock in the open market. For each share of the Company’s stock repurchased, an equal number of the Company’s Operating Partnership units are redeemed. In February 2003, the Company’s Board of Directors authorized the expansion of the existing buyback program to repurchase up to an additional $100 million of the Company’s common shares. As of December 31, 2004, the Company had purchased, and the Operating Partnership had redeemed, approximately 9.6 million shares and units for a total of $150 million, the maximum permitted under the program.

        In connection with the Company’s 1999 acquisition of Lord Associates, a retail leasing firm, partnership units and Series B Preferred stock are being released over a five-year period, with $0.5 million, $1.0 million, and $1.0 million having been released in 2004, 2003, and 2002, respectively. Such amounts were recognized as compensation expense. As of December 31, 2004, there were remaining 43,514 partnership units to be released in early January 2005. The owner of these partnership units was not entitled to distributions or income allocations, and an affiliate of the Operating Partnership had voting rights to the stock, until release of such units.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Note 17 — Commitments and Contingencies

        At the time of the Company’s initial public offering (IPO), the Company entered into an agreement (the Cash Tender Agreement) with A. Alfred Taubman, who owns an interest in the Operating Partnership, whereby he has the annual right to tender to the Company units of partnership interest in the Operating Partnership (provided that the aggregate value is at least $50 million) and cause the Company to purchase the tendered interests at a purchase price based on a market valuation of the Company on the trading date immediately preceding the date of the tender. The Company will have the option to pay for these interests from available cash, borrowed funds, or from the proceeds of an offering of the Company’s common stock. Generally, the Company expects to finance these purchases through the sale of new shares of its stock. The tendering partner will bear all market risk if the market price at closing is less than the purchase price and will bear the costs of sale. Any proceeds of the offering in excess of the purchase price will be for the sole benefit of the Company. At A. Alfred Taubman’s election, his family and certain others may participate in tenders.

        Based on a market value at December 31, 2004 of $29.95 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $746 million. The purchase of these interests at December 31, 2004 would have resulted in the Company owning an additional 31% interest in the Operating Partnership.

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

        Neither the Company, its subsidiaries, nor any of its joint ventures is presently involved in any material litigation, nor, to its knowledge, is any material litigation threatened against the Company, its subsidiaries, or any of the properties. Except for routine litigation involving present or former tenants (generally eviction or collection proceedings), substantially all litigation is covered by liability insurance. See also Note 3.

        Refer to Note 11 for the Operating Partnership’s guarantees of certain notes payable.

Note 18 — Earnings Per Share

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

        As of December 31, 2004, there were options for 0.6 million units of partnership interest outstanding that were excluded from the computation of diluted earnings per share in 2004, as their effect was antidilutive. Additionally, as of December 31, 2004, there were 7.2 million partnership units outstanding and 0.9 million unissued partnership units under unit option deferral elections currently receiving income allocations equal to distributions paid (Notes 1 and 15), which may be exchanged for common shares of the Company under the Continuing Offer (Note 17). These outstanding units and unissued units could only be dilutive to earnings per share if the minority interests’ ownership share of the Operating Partnership’s income was greater than their share of distributions.

	Year Ended December 31

	2004	2003	2002

Income (loss) from continuing operations
allocable to common shareowners (Numerator):
Net income (loss) allocable to common
shareowners	$(5,066)	$21,236	$(2,174)
Common shareowners' share of discontinued
operations	(199)	(27,893)	(5,612)

Basic income (loss) from continuing operations	$(5,265)	$(6,657)	$(7,786)
Effect of dilutive options		(138)	(255)

Diluted income (loss) from continuing operations	$(5,265)	$(6,795)	$(8,041)

Shares (Denominator) - basic and diluted	49,021,843	50,387,616	51,239,237

Income (loss) from continuing operations per
common share:
Basic	$(0.11)	$(0.13)	$(0.15)

Diluted	$(0.11)	$(0.13)	$(0.16)

Discontinued operations per common share:
Basic	$0.00	$0.55	$0.11

Diluted	$0.00	$0.54	$0.10

Note 19 — Cash Flow Disclosures and Non-Cash Investing and Financing Activities

        Interest paid in 2004, 2003, and 2002, net of amounts capitalized of $6.0 million, $9.1 million, and $6.3 million, respectively, approximated $93.7 million, $78.6 million, and $85.4 million, respectively. The following non-cash investing and financing activities occurred during 2004, 2003, and 2002:

	2004	2003	2002
Non-cash additions to properties	$38,020	$44,301	$43,586
Capital lease obligations	4,559	8,038
Issuance of partnership units in connection with acquisition (Note 2)	7,674	3,719
Receipt of Macerich Company partnership units in
connection with disposition of Biltmore (Note 2)		30,201
Exchange of Macerich Company partnership units in
redemption of a TRG partner (Note 2)		(30,201)

        Non-cash additions to properties primarily represent accrued construction and tenant allowance costs of new centers and development projects. Additionally, consolidated assets increased upon consolidation of the accounts of International Plaza (Note 2).

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Note 20 — Quarterly Financial Data (Unaudited)

        The following is a summary of quarterly results of operations for 2004 and 2003:

	2004 (1)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$101,332	$98,937	$110,901	$120,283
Equity in income of Unconsolidated Joint Ventures	9,593	8,779	8,291	13,407
Income before minority and preferred interests	19,202	11,585	12,759	16,752
Net income (loss)	7,931	233	1,260	2,954
Net income (loss) allocable to common shareowners	3,781	(3,917)	(2,890)	(2,040)
Basic earnings per common share -
Net income (loss)	$0.08	$(0.08)	$(0.06)	$(0.04)
Diluted earnings per common share -
Net income (loss)	$0.07	$(0.08)	$(0.06)	$(0.04)

	2003 (2)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$97,549	$93,671	$92,666	$104,597
Equity in income of Unconsolidated Joint Ventures	10,403	8,282	8,144	9,911
Income before minority and preferred interests	7,888	1,869	5,203	67,213
Net income (loss)	(2,981)	(8,968)	(6,054)	55,839
Net income (loss) allocable to common shareowners	(7,131)	(13,118)	(10,204)	51,689
Basic earnings per common share -
Net income (loss)	$(0.14)	$(0.26)	$(0.21)	$1.04
Diluted earnings per common share -
Net income (loss)	$(0.14)	$(0.26)	$(0.21)	$1.02

(1)	Amounts include insurance recoveries related to the unsolicited tender offer of $1.0 million in the first quarter of 2004 (Note 3), a $2.7 million charge incurred in connection with the redemption of the Series C and D Preferred Equity in the fourth quarter of 2004 (Note 16), and a $5.7 million restructuring loss recognized in the fourth quarter of 2004 (Note 4).
(2)	Amounts include costs incurred in connection with the unsolicited tender offer, net of insurance recoveries, of $9.8 million, $9.2 million, and $6.1 million in the first, second, and third quarters of 2003, respectively (Note 3).

Note 21 — New Accounting Pronouncements

        In December 2004, the FASB Issued Statement No. 153, “Exchange of Nonmonetary Assets”. This Statement amends APB Opinion No. 29 “Accounting for Nonmonetary Transactions” which established the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Statement No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe this Statement will have a material effect on its future results of operations.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

        In December 2004, the FASB also issued Statement No. 123 (Revised) “Share-Based Payment.” This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. Statement No. 123 is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is in the process of evaluating the impact of this Statement on its future results of operations. All current options outstanding are vested and therefore no compensation expense will be attributed to them in future periods. Under the current option plan, the Company may issue additional options for 2.2 million of Operating Partnership Units.

Note 22 — Subsequent Events

        In January 2005, the Company entered into an agreement to invest in The Pier at Caesars (“The Pier”), located in Atlantic City, New Jersey, from Gordon Group Holdings LLC (“Gordon”), who is developing the center. The Pier is currently under construction, and is expected to open in 2006. Under the agreement, the Company will have a 30% interest in The Pier. The Company’s capital contribution in The Pier will be made in three steps, with the initial investment of $4 million made at closing. A second payment equal to 70% of the Company’s projected required total investment (less the initial $4 million payment) is expected to be made within six months after the project opens. The third and final payment will be made shortly after the completion of the project’s stabilization year (2007) based on its actual net operating income (NOI) and debt levels.

Schedule II

TAUBMAN CENTERS, INC.
Valuation and Qualifying Accounts
For the years ended December 31, 2004, 2003, and 2002
(in thousands)

		Additions

	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write-offs	Transfers, net		Balance at end of year

Year ended December 31, 2004
Allowance for doubtful receivables	$7,403	4,103		(4,039)	(1,194	) (1)	$8,661

Year ended December 31, 2003
Allowance for doubtful receivables	$5,829	5,027		(3,453)			$7,403

Year ended December 31, 2002
Allowance for doubtful receivables	$4,634	2,402		(2,755)	1,548	(2)	$5,829

(1)	Represents the transfer in of International Plaza. Prior to July 2004, the Company accounted for its interest in International Plaza under the equity method.
(2)	Represents the transfer in of Dolphin Mall. Prior to October 2002, the Company accounted for its interest in Dolphin under the equity method.

Schedule III

TAUBMAN CENTERS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2004
(in thousands)

	Initial Cost to Company			Gross Amount at Which Carried at Close of Period
	Land	Buildings, Improvements, and Equipment	Cost Capitalized Subsequent to Acquisition	Land	BI&E	Total		Accumulated Depreciation (A/D)	Total Cost Net of A/D	Encumbrances		Date of Completion of Construction or Acquisition	Depreciable Life
Shopping Centers:
Beverly Center, Los Angeles, CA		$209,149	$35,087		$244,236	$244,236		$90,625	$153,611	$347,500		1982	40 Years
Dolphin Mall, Miami, Florida	$34,881	240,511	9,939	$34,881	250,450	285,331		29,518	255,813	143,495		2001	50 Years
Fairlane Town Center, Dearborn, MI	17,330	104,668	28,577	17,330	133,245	150,575		36,805	113,770	Note	(1)	1996	40 Years
Great Lakes Crossing, Auburn Hills, MI	15,506	194,588	17,939	15,506	212,527	228,033		57,523	170,510	147,450		1998	50 Years
International Plaza, Tampa, FL		313,690	7,111		320,801	320,801		36,989	283,812	185,400		2001	50 Years
MacArthur Center, Norfolk, VA		146,631	9,368		155,999	155,999		28,493	127,506	143,283		1999	50 Years
Regency Square, Richmond, VA	18,635	101,600	6,521	18,635	108,121	126,756		26,178	100,578	79,784		1997	40 Years
The Mall at Short Hills, Short Hills, NJ	25,114	169,745	117,739	25,114	287,484	312,598		92,027	220,571	261,800		1980	40 Years
Stony Point Fashion Park, Richmond, VA	10,677	103,387	1,601	10,677	104,988	115,665		8,947	106,718	114,508		2003	50 Years
Twelve Oaks Mall, Novi, MI	25,410	191,185	5,518	25,410	196,703	222,113		56,866	165,247	Note	(1)	1977	50 Years
The Mall at Wellington Green,
Wellington, FL	18,967	194,516	6,346	21,489	198,340	219,829		29,327	190,502	140,000		2001	50 Years
The Shops at Willow Bend, Plano, TX	26,192	235,607	7,791	26,192	243,398	269,590		31,254	238,336	146,975		2001	50 Years
Other:
Manager's Office Facilities			31,310		31,310	31,310		26,480	4,830
Peripheral Land	30,155		5	30,155	5	30,160			30,160
Construction in Process and
Development Pre-construction Costs		157,025	208		157,233	157,233			157,233	72,027
Assets under CDD obligations	4,164	61,411		4,164	61,411	65,575		7,424	58,151
Other		1,160			1,160	1,160		435	725

TOTAL	$227,031	$2,424,873	$285,060	$229,553	$2,707,411	$2,936,964	(2)	$558,891	$2,378,073

The changes in total real estate assets and accumulated depreciation for the years ended December 31, 2004, 2003, and 2002 are as follows:

	Total Real Estate Assets 2004		Total Real Estate Assets 2003	Total Real Estate Assets 2002			Accumulated Depreciation 2004		Accumulated Depreciation 2003	Accumulated Depreciation 2002
Balance, beginning of year	$2,519,922		$2,393,428	$1,985,737		Balance, beginning of year	$(420,515)		$(375,738)	$(300,778)
New development and improvements	112,995		124,860	80,032		Depreciation for year	(93,209)		(87,756)	(72,823)
Acquisition of additional interests			18,071			Disposals	15,193		12,979	6,118
Disposals/writeoffs	(15,997)		(12,979)	(9,655)		Transfers (In)/Out	(30,360	) (3)		(8,255	) (4)
Transfers In/(Out)	320,044	(3)	(3,458)	337,314	(4)
						Balance, end of year	$(558,891)		$(450,515)	$(375,738)
Balance, end of year	$2,936,964		$2,519,922	$2,393,428

(1)	These centers are collateral for the Company's line of credit, which had a balance of $125 million at December 31, 2004.
(2)	The unaudited aggregate cost for federal income tax purposes as of December 31, 2004 was $2.724 billion.
(3)	Includes costs relating to International Plaza, which became a Consolidated Joint Venture in 2004.
(4)	Includes costs relating to Dolphin Mall, which became a Wholly Owned Center in 2002.

UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP LIMITED PARTNERSHIP (a consolidated subsidiary of Taubman Centers, Inc.)

COMBINED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004 AND 2003 AND
FOR EACH OF THE YEARS ENDED
DECEMBER 31, 2004, 2003, AND 2002

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareowners
Taubman Centers, Inc.:

        We have audited the accompanying combined balance sheet of Unconsolidated Joint Ventures of The Taubman Realty Group Limited Partnership (the “Partnership”, a consolidated subsidiary of Taubman Centers, Inc.) as of December 31, 2004, and the related combined statements of operations and comprehensive income, accumulated deficiency in assets, and cash flows for the year then ended. In connection with our audit of the combined financial statements, we have also audited the related financial statement schedules listed in the Index at Item 15. These combined financial statements and related financial statement schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these combined financial statements and related financial statement schedules based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Unconsolidated Joint Ventures of The Taubman Realty Group Limited Partnership as of December 31, 2004, and the results of their combined operations and their combined cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic combined financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG LLP

Chicago, Illinois
March 1, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareowners
Taubman Centers, Inc.

        We have audited the accompanying combined balance sheets of Unconsolidated Joint Ventures of The Taubman Realty Group Limited Partnership (the “Partnership”, a consolidated subsidiary of Taubman Centers, Inc.) as of December 31, 2003, and the related combined statements of operations and comprehensive income, accumulated deficiency in assets, and cash flows for each of the two years in the period ended December 31, 2003. Our audits also included the financial statement schedules for such periods listed in the Index at Item 15. These combined financial statements and financial statement schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the combined financial statements and financial statement schedules based on our audits.

        We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such combined financial statements present fairly, in all material respects, the combined financial position of Unconsolidated Joint Ventures of The Taubman Realty Group Limited Partnership as of December 31, 2003 and the combined results of their operations and their combined cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic combined financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Detroit, Michigan
February 4, 2004 (except Note 2 relating to recoverable depreciation, to which the date is January 31, 2005)

UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
LIMITED PARTNERSHIP
COMBINED BALANCE SHEET
(in thousands)

	December 31

	2004	2003
Assets:
Properties (Notes 2, 4 and 7)	$1,080,482	$1,250,964
Accumulated depreciation and amortization	(360,830)	(331,321)

	$719,652	$919,643

Cash and cash equivalents	25,173	28,448
Accounts and notes receivable, less allowance for doubtful
accounts of $2,809 and $4,117 in 2004 and 2003	22,866	16,504
Deferred charges and other assets (Notes 3 and 7)	26,213	29,526

	$793,904	$994,121

Liabilities:
Mortgage notes payable (Note 4)	$1,004,756	$1,343,052
Other notes payable (Note 4)	3,848	2,772
Accounts payable to related parties (Note 7)	2,500	2,523
Accounts payable and other liabilities	51,206	59,091

	$1,062,310	$1,407,438

Commitments (Note 6)

Accumulated deficiency in assets:
Accumulated deficiency in assets -TRG	$(173,579)	$(228,264)
Accumulated deficiency in assets-Joint Venture Partners	(91,259)	(181,009)
Accumulated other comprehensive income (loss)-TRG	(2,817)	(3,192)
Accumulated other comprehensive income (loss)-
Joint Venture Partners	(751)	(852)

	$(268,406)	$(413,317)

	$793,904	$994,121

See notes to combined financial statements.

UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
LIMITED PARTNERSHIP
COMBINED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31

	2004	2003	2002
Revenues:
Minimum rents	$195,017	$199,965	$185,189
Percentage rents	6,534	3,743	3,463
Expense recoveries	101,467	103,866	94,247
Other	9,676	12,414	9,221

	$312,694	$319,988	$292,120

Operating expenses:
Recoverable expenses (Note 7)	$85,587	$87,903	$81,702
Other operating (Note 7)	28,371	29,376	30,005
Interest expense (Note 4)	74,033	82,744	77,966
Depreciation and amortization	47,801	53,414	54,927

	$235,792	$253,437	$244,600

Net income	$76,902	$66,551	$47,520

Net income	$76,902	$66,551	$47,520
Other comprehensive income (loss) (Note 5):
Realized loss on interest rate instruments			(4,757)
Reclassification adjustment for amounts recognized
in net income	476	476	959

Total comprehensive income	$77,378	$67,027	$43,722

Allocation of net income:
Attributable to TRG	$39,147	$35,588	$25,573
Attributable to Joint Venture Partners	37,755	30,963	21,947

	$76,902	$66,551	$47,520

See notes to combined financial statements.

UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
LIMITED PARTNERSHIP
COMBINED STATEMENT OF ACCUMULATED DEFICIENCY IN ASSETS
(in thousands)

	TRG	Joint Venture Partners	Total
Balance, January 1, 2002	$903	$(37,154)	$(36,251)
Cash contributions	1,581	1,409	2,990
Cash distributions	(108,753)	(60,662)	(169,415)
Transfer/acquisition of additional interests in centers	(107,249)	(68,736)	(175,985)
Other comprehensive income:
Realized loss on interest rate instruments (Note 5)	(3,756)	(1,001)	(4,757)
Reclassification adjustment for amounts
recognized in net income (Note 5)	549	410	959
Net income	25,573	21,947	47,520

Balance, December 31, 2002	$(191,152)	$(143,787)	$(334,939)

Cash contributions	1,322	1,178	2,500
Cash distributions	(77,590)	(70,315)	(147,905)
Other comprehensive income-
Reclassification adjustment for amounts
recognized in net income (Note 5)	376	100	476
Net income	35,588	30,963	66,551

Balance, December 31, 2003	$(231,456)	$(181,861)	$(413,317)

Cash contributions	72,257	74,762	147,019
Cash distributions	(52,389)	(47,138)	(99,527)
Transfer/acquisition of interests in centers (Note 1)	(4,331)	24,372	20,041
Other comprehensive income-
Reclassification adjustment for amounts
recognized in net income (Note 5)	376	100	476
Net income	39,147	37,755	76,902

Balance, December 31, 2004	$(176,396)	$(92,010)	$(268,406)

See notes to combined financial statements.

UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
LIMITED PARTNERSHIP
COMBINED STATEMENT OF CASH FLOWS
(in thousands)

	Year Ended December 31

	2004	2003	2002
Cash Flows From Operating Activities:
Net income	$76,902	$66,551	$47,520
Adjustments to reconcile income to net cash
provided by operating activities:
Depreciation and amortization	47,801	53,414	54,927
Provision for losses on accounts receivable	1,373	4,034	3,417
Gains on sales of land			(877)
Gains (losses) on interest rate instruments			(5,585)
Other	5,802	482	2,267
Increase (decrease) in cash attributable to
changes in assets and liabilities:
Receivables, deferred charges, and other assets	(13,641)	(6,250)	841
Accounts payable and other liabilities	4,913	(2,512)	12,328

Net Cash Provided By Operating Activities	$123,150	$115,719	$114,838

Cash Flows From Investing Activities:
Additions to properties	$(22,900)	$(34,852)	$(141,479)
Proceeds from sales of land			1,190

Net Cash Used In Investing Activities	$(22,900)	$(34,852)	$(140,289)

Cash Flows From Financing Activities:
Debt proceeds	$1,602	$222,625	$668,499
Debt payments	(9,366)	(10,241)	(2,446)
Extinguishment of debt	(142,000)	(156,299)	(462,850)
Debt issuance costs		(675)	(6,991)
Cash contributions from partners	147,019	2,500	2,990
Cash distributions to partners	(99,527)	(147,905)	(169,415)

Net Cash Provided By (Used In) Financing Activities	$(102,272)	$(89,995)	$29,787

Net Increase (Decrease) in Cash and Cash Equivalents	$(2,022)	$(9,128)	$4,336

Cash and Cash Equivalents at Beginning of Year	28,448	37,576	30,664

Effect of transferred centers in connection
with Dolphin, International Plaza, Sunvalley and Waterside Shops at Pelican Bay transactions (Note 1)	(1,253)		2,576

Cash and Cash Equivalents at End of Year	$25,173	$28,448	$37,576

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

        Taubman Centers, Inc. has elected to provide the financial statements of the Unconsolidated Joint Ventures of The Taubman Realty Group Limited Partnership under Regulation S-X Rule 3-09, believing that these financial statements are meaningful to users of its financial statements. For financial statement reporting purposes, the accounts of shopping centers that are not controlled and that are owned through joint ventures with third parties (Unconsolidated Joint Ventures) have been combined in these financial statements. The combined financial statements of the Unconsolidated Joint Ventures as of December 31, 2003 exclude Waterside Shops at Pelican Bay. A 25% interest in this center was acquired in December 2003. Generally, net profits and losses of the Unconsolidated Joint Ventures are allocated to TRG and the outside partners (Joint Venture Partners) in accordance with their ownership percentages.

        Dollar amounts presented in tables within the notes to the combined financial statements are stated in thousands.

Investments in Unconsolidated Joint Ventures

        TRG’s interest in each of the Unconsolidated Joint Ventures is as follows:

Shopping Center	Ownership as of December 31, 2004 and 2003
Arizona Mills	50%
Cherry Creek	50
Fair Oaks	50
The Mall at Millenia	50
Stamford Town Center	50
Sunvalley	50
Waterside Shops at Pelican Bay	25
Westfarms	79
Woodland	50

        In July 2004, TRG acquired an additional 23.6% interest in International Plaza from a joint venture partner for $60.2 million in cash, increasing its ownership in the center to 50.1%. The results of International Plaza are included in these statements through the date of the acquisition.

        In December 2003, TRG acquired a 25% interest in Waterside Shops at Pelican Bay, located in Naples, Florida, for $22 million in cash. The Forbes Company, a joint venture partner, manages the center. The results of Waterside are included in these statements beginning in 2004.

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
LIMITED PARTNERSHIP
NOTES TO COMBINED FINANCIAL STATEMENTS — (CONTINUED)

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

Revenue Recognition

        Shopping center space is generally leased to specialty retail tenants under short and intermediate term leases which are accounted for as operating leases. Minimum rents are recognized on the straight-line method. Straight-line rent receivables were $7.0 million and $7.1 million as of December 31, 2004 and 2003, respectively. Percentage rent is accrued when lessees’ specified sales targets have been met. Expense recoveries, which include an administrative fee, are recognized as revenue in the period applicable costs are chargeable to tenants. Other revenues, including fees paid by tenants to terminate their leases, are recognized when fees due are determinable, no further actions or services are required to be performed by the Unconsolidated Joint Venture, and collectibility is reasonably assured. A provision for losses on accounts receivable is recorded to reduce them to the amount estimated to be collectible.

Depreciation and Amortization

        Buildings, improvements and equipment are depreciated on straight-line or double-declining balance bases over the estimated useful lives of the assets, which range from 3 to 50 years. Intangible assets are amortized on a straight-line basis over the estimated useful life of the assets. Tenant allowances and deferred leasing costs are amortized on a straight-line basis over the lives of the related leases. In the event of early termination of such leases, the unrecoverable net book values of the assets are recognized as depreciation and amortization expense in the period of termination. Depreciation of costs that are recoverable from tenants is classified as recoverable expenses. During the year ended December 31, 2004, when reconciling general and fixed asset subsidiary ledgers, TRG determined that it had overstated prior years’ depreciation expense of the combined unconsolidated shopping centers by a total of $0.4 million. The error was not considered material to the results of operations of any prior period or the current period, and an adjustment in this amount has been recognized in the combined results of the unconsolidated joint ventures for 2004.

Capitalization

        Direct and indirect costs that are clearly related to the acquisition, development, construction and improvement of properties are capitalized under guidelines of SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” Costs incurred on real estate for ground leases, property taxes and insurance are capitalized during periods in which activities necessary to get the property ready for its intended use are in progress. Interest costs determined under guidelines of SFAS No. 34, “Capitalization of Interest Cost” are capitalized during periods in which activities necessary to get the property ready for its intended use are in progress.

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
LIMITED PARTNERSHIP
NOTES TO COMBINED FINANCIAL STATEMENTS — (CONTINUED)

Cash and Cash Equivalents

        Cash equivalents consist of highly liquid investments with a maturity of 90 days or less at the date of purchase.

Deferred Charges

        Direct financing costs are deferred and amortized over the terms of the related agreements as a component of interest expense. Direct costs related to successful leasing activities are capitalized and amortized on a straight-line basis over the lives of the related leases. All other deferred charges are amortized on a straight-line basis over the terms of the agreements to which they relate.

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

UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
LIMITED PARTNERSHIP
NOTES TO COMBINED FINANCIAL STATEMENTS — (CONTINUED)

Note 2 — Properties

        Properties at December 31, 2004 and 2003, are summarized as follows:

	2004	2003
Land	$ 68,318	$ 60,651
Buildings, improvements and equipment	1,012,164	1,190,313

	$1,080,482	$1,250,964

        Buildings and improvements under capital leases were $2.1 million and $0.2 million at December 31, 2004 and 2003, respectively.

        Depreciation expense for 2004, 2003 and 2002 was $43.5 million, $48.4 million and $50.6 million. In addition, depreciation of costs that are recoverable from tenants is classified as recoverable expenses and was $5.3 million, $5.6 million and $4.8 million in 2004, 2003 and 2002, respectively.

        During 2004, 2003, and 2002, non-cash additions to properties of $7.4 million, $14.9 million, and $42.5 million, respectively, were recorded, representing primarily accrued construction costs and improvements.

Note 3 — Deferred Charges and Other Assets

        Deferred charges and other assets at December 31, 2004 and 2003 are summarized as follows:

	2004	2003

Leasing	$35,225	$35,141
Accumulated amortization	(14,919)	(15,022)

	$20,336	$20,119
Deferred financing, net	4,533	6,283
Other, net	1,344	3,124

	$26,213	$29,526

Note 4 — Debt

Mortgage Notes Payable

        Mortgage notes payable at December 31, 2004 and 2003 consists of the following:

Center	2004	2003	Stated Interest Rate	Maturity Date	Balance Due on Maturity
Arizona Mills	$140,911	$142,268	7.90%	10/05/10	$130,419
Cherry Creek	176,285	177,000	7.68%	08/11/06	172,523
Fair Oaks	140,000	140,000	6.60%	04/01/08	140,000
International Plaza		189,105	4.21%
The Mall at Millenia	210,000	210,000	5.46%	04/09/13	195,255
Stamford Town Center		76,000	LIBOR + 0.80%
Sunvalley	131,752	133,474	5.67%	11/01/12	114,056
Westfarms	204,139	206,664	6.10%	07/11/12	179,028
Woodland		66,000	8.20%
Other	1,669	2,541	Various	Various

	$1,004,756	$1,343,052

        Mortgage debt is collateralized by properties with a net book value of $0.6 billion and $0.9 billion as of December 31, 2004 and 2003.

UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
LIMITED PARTNERSHIP
NOTES TO COMBINED FINANCIAL STATEMENTS — (CONTINUED)

        Scheduled principal payments on mortgage debt are as follows as of December 31, 2004:

2005	$9,029
2006	181,121
2007	7,287
2008	149,045
2009	10,656
Thereafter	647,618

Total	$1,004,756

Other Notes Payable

        Other notes payable at December 31, 2004 and 2003 consists of the following:

	2004	2003
Notes payable to banks, line of credit,
interest at prime (5.25% at December 31, 2004),
maximum borrowings available up to $5.5 million
to fund tenant loans, allowances and buyouts
and working capital, due various dates through 2009	$3,848	$2,332

Note payable to bank
interest at LIBOR + 1.45% (2.60% at December 31, 2003),
maximum borrowings available up to $1.0 million, interest
only paid monthly through September 2005		440

	$3,848	$2,772

Interest Expense

        Interest paid on mortgages and other notes payable in 2004, 2003, and 2002, approximated $72.5 million, $78.1 million, and $65.9 million, respectively, net of $3.4 million capitalized in 2002. No interest was capitalized in 2004 and 2003.

Fair Value of Debt Instruments

        The estimated fair values of financial instruments at December 31, 2004 and 2003 are as follows:

	December 31

	2004		2003

	Carrying Value	Fair Value	Carrying Value	Fair Value

Mortgage notes payable	$1,004,756	$1,045,413	$1,343,052	$1,399,787
Other notes payable	3,848	3,848	2,772	2,772

        The Unconsolidated Joint Ventures are required to escrow cash balances for specific uses stipulated by their lenders, including ground lease payments, taxes, insurance, debt service, capital improvements, leasing costs, and tenant allowances. As of December 31, 2004 and 2003, the Unconsolidated Joint Ventures’ cash balances restricted for these uses were $5.2 million and $1.7 million, respectively.

UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
LIMITED PARTNERSHIP
NOTES TO COMBINED FINANCIAL STATEMENTS — (CONTINUED)

Note 5 — Derivatives

        The Unconsolidated Joint Ventures use derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. Cap, swap, and treasury lock agreements are routinely used to meet these objectives. All of the Unconsolidated Joint Ventures’ derivatives are designated as cash flow hedges.

        The following table contains the effect that derivative instruments had on net income during each of the years in the three year period ended December 31, 2004.

	2004	2003	2002

Adjustment of accumulated other comprehensive income for
amounts recognized in net income	$476	$476	$959
Hedge ineffectiveness related to changes in time value of interest rate agreements		5	92
Payments under swap agreements			6,575
Change in fair value of swap agreement not designated as a hedge			(6,668)

Increase to interest expense	$476	$481	$958

        As of December 31, 2004, $3.6 million of derivative losses are included in Accumulated OCI. This amount consists of a realized loss recognized upon the refinancing of Westfarms in 2002. This amount is being recognized as a reduction to income over the ten-year term of the debt. Approximately $0.5 million is expected to be reclassified from OCI in 2005.

Note 6 — Leases and Other Commitments

        Shopping center space is leased to tenants and certain anchors pursuant to lease agreements. Tenant leases typically provide for minimum rent, percentage rent, and other charges to cover certain operating costs. Future minimum rent under operating leases in effect at December 31, 2004 for operating centers, assuming no new or renegotiated leases or option extensions on anchor agreements, is summarized as follows:

2005	$ 167,809
2006	161,163
2007	150,752
2008	133,296
2009	118,698
Thereafter	379,976

        Certain of the Unconsolidated Joint Ventures, as lessees, have ground leases expiring in 2061 through 2083. Ground rent expense is recognized on a straight-line basis over the lease terms. Annual payments under the ground leases were $2.4 million in 2004, $2.5 million in 2003, and $2.3 million in 2002. Additional rental payments based on criteria such as leasable area or gross rents collected from sub-tenants were $1.8 million in 2004, $1.8 million in 2003, and $1.2 million in 2002.The following is a schedule of future minimum rental payments required under these leases:

2005	$ 2,353
2006	2,353
2007	2,425
2008	2,695
2009	2,695
Thereafter	643,436

UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
LIMITED PARTNERSHIP
NOTES TO COMBINED FINANCIAL STATEMENTS — (CONTINUED)

        Certain of the Unconsolidated Joint Ventures have entered into lease agreements for property improvements with three year terms which qualify as capital leases. As of December 31, 2004, future minimum lease payments for these capital leases are as follows:

2005	$1,040
2006	988
2007	287

Total minimum lease payments	$2,315
Less amount representing interest	(170)

Capital lease obligations	$2,145

Note 7 — Transactions with Affiliates

        Charges from the Manager under various agreements were as follows for the years ended December 31:

	2004	2003	2002

Management and leasing services	$19,048	$19,076	$21,783
Security and maintenance services	3,807	4,608	7,952
Development services	1,103	529	917

	$23,958	$24,213	$30,652

        Certain entities related to TRG or its joint venture partners provided management, leasing and development services to Arizona Mills, L.L.C., Forbes Taubman Orlando L.L.C., and Waterside Shops L.L.C. Charges from these entities were $4.8 million, $5.5 million, and $8.4 million in 2004, 2003, and 2002, respectively.

Schedule II

UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
LIMITED PARTNERSHIP
Valuation and Qualifying Accounts
For the years ended December 31, 2004, 2003, and 2002
(in thousands)

		Additions

	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write-offs	Transfers, net		Balance at end of year

Year ended December 31, 2004:
Allowance for doubtful receivables	$4,117	1,373		(1,487)	(1,194	) (1)	$2,809

Year ended December 31, 2003
Allowance for doubtful receivables	$1,836	4,034		(1,753)			$4,117

Year ended December 31, 2002 (2)
Allowance for doubtful receivables	$3,356	3,417		(1,858)	(3,079	) (3)	$1,836

(1)	Subsequent to the July 2004 acquisition date, the accounts of International Plaza are no longer included in these combined financial statements.
(2)	The accounts for Sunvalley are included in these combined financial statements subsequent to the May 2002 acquisition date.
(3)	Subsequent to the October 2002 acquisition date, the accounts of Dolphin Mall are no longer included in these combined financial statements.

Schedule III

UNCONSOLIDATED JOINT VENTURES OF THE TAUBMAN REALTY GROUP
LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2004
(in thousands)

	Initial Cost to Company			Gross Amount at Which Carried at Close of Period
	Land	Buildings, Improvements, and Equipment	Cost Capitalized Subsequent to Acquisition	Land	BI&E	Total		Accumulated Depreciation (A/D)	Total Cost Net of A/D	Encumbrances		Date of Completion of Construction or Acquisition	Depreciable Life
Shopping Centers:
Arizona Mills, Tempe, AZ	$22,017	$163,473	$11,476	$22,017	$174,949	$196,966		$48,001	$148,965	$140,911		1997	50 Years
Cherry Creek, Denver, CO	55	99,205	62,291	55	161,496	161,551		67,771	93,780	176,285		1990	40 Years
Fair Oaks, Fairfax, VA	7,667	36,043	53,082	7,667	89,125	96,792		40,050	56,742	140,000		1980	55 Years
The Mall at Millenia, Orlando, FL	18,516	183,711	1,678	18,516	185,389	203,905		18,778	185,127	211,669	(1)	2002	50 Years
Stamford Town Center, Stamford, CT	1,977	42,575	24,766	1,977	67,341	69,318		37,241	32,077			1982	40 Years
Sunvalley, Concord, CA	354	65,714	5,716	354	71,430	71,784		42,514	29,270	131,752		1967	40 Years
Waterside Shops at Pelican Bay, Naples, FL	8,531	67,392	106	8,531	67,498	76,029		24,390	51,639			2003	40 Years
Westfarms, Farmington, CT	5,287	38,638	107,220	5,287	145,858	151,145		56,728	94,417	204,139		1974	34 Years
Woodland, Grand Rapids, MI	2,367	19,078	23,590	2,367	42,668	45,035		25,357	19,678			1968	33 Years
Other:
Peripheral Land	1,547			1,547		1,547			1,547
Construction in process and
development pre-construction costs			6,410		6,410	6,410			6,410

TOTAL	$68,318	$715,829	$296,335	$68,318	$1,012,164	$1,080,482	(2)	$360,830	$719,652

The changes in total real estate assets and accumulated depreciation for the years ended December 31, 2004, 2003, and 2002 are as follows:

	2004	2003		2002

Balance, beginning of year	$1,250,964	$1,248,335		$1,367,082
Improvements	23,117	7,382		125,953
Acquisitions	75,918 (3)			66,068	(4)
Disposals/write-offs	(6,916)	(4,753)		(7,134)
Transfers Out	(262,601)			(303,634	) (5)

Balance, end of year	$1,080,482	$1,250,964	(7)	$1,248,335

The changes in accumulated depreciation and amortization for the years ended December 31, 2004, 2003, and 2002 are as follows:

	2003		2002		2001

Balance, beginning of year	$(331,321)		$(287,670)		$(220,201)
Depreciation for year	(43,486)		(48,404)		(50,621)
Acquisitions	(22,634	) (3)			(37,340	) (4)
Disposals/write-offs	6,916		4,753		4,661
Transfers Out	29,695	(5)			(15,831	) (6)

Balance, end of year	$(360,830)		$(331,321	) (7)	$(287,670)

(1)	Includes a term loan of $1,669, secured by certain equipment.
(2)	The unaudited aggregate cost for federal income tax purposes as of December 31, 2004 was $1.263 billion.
(3)	Includes costs relating to the purchase of a 25% interest in Waterside Shops at Pelican Bay, which became an Unconsolidated Joint Venture in 2003.
(4)	Includes costs relating to the purchase of a 50% interest in Sunvalley, which became an Unconsolidated Joint Venture in 2002.
(5)	Subsequent to TRG’s July 1, 2004 purchase of a joint venture partner’s interest, the accounts of International Plaza are no longer included in these combined financial statements.
(6)	Subsequent to TRG’s October 18, 2002 purchase of the joint venture partner’s interest, the accounts of Dolphin are no longer included in these combined financial statements.
(7)	Excludes costs relating to a 25% ownership interest in Waterside Shops at Pelican Bay, which was acquired in December 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 4, 2005	TAUBMAN CENTERS, INC. By: /s/ Robert S. Taubman Robert S. Taubman Chairman of the Board, President, and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert S. Taubman	Chairman of the Board, President,	March 4, 2005
Robert S. Taubman	Chief Executive Officer, and Director

/s/ Lisa A. Payne	Executive Vice President,	March 4, 2005
Lisa A. Payne	Chief Financial and Administrative Officer, and Director

/s/ William S. Taubman	Executive Vice President,	March 4, 2005
William S. Taubman	and Director

/s/ Esther R. Blum	Senior Vice President, Controller and	March 4, 2005
Esther R. Blum	Chief Accounting Officer

*	Director	March 4, 2005
Graham Allison

*	Director	March 4, 2005
Allan J. Bloostein

*	Director	March 4, 2005
Jerome A. Chazen

*	Director	March 4, 2005
Craig M. Hatkoff

*	Director	March 4, 2005
Peter Karmanos, Jr.

*By: /s/ Lisa A. Payne Lisa A. Payne, as Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number

3(a) 3(b) 3(c) 4(a) 4(b) 4(c) 4(d) 4(e) 4(f) 4(g) 4(h) 4(i)	-- -- -- -- -- -- -- -- -- -- -- --	Restated By-Laws of Taubman Centers, Inc. (incorporated herein by reference to Exhibit (a) (4) filed with the
Registrant's Schedule 14D-9/A (Amendment No. 3) filed December 20, 2002.

Restated Articles of Incorporation of Taubman Centers, Inc.

Certificate of Amendment to the Articles of Incorporation of Taubman Centers, Inc.

Loan Agreement dated as of January 15, 2004 among La Cienega Associates, as Borrower, Column Financial, Inc.,
as Lender (incorporated herein by reference to Exhibit 4 filed with the Registrant's Quarterly Report on Form
10-Q for the quarter ended March 31, 2004 ("2004 First Quarter Form 10-Q")).

Assignment of Leases and Rents, La Cienega Associates, Assignor, and Column Financial, Inc., Assignee, dated as of January 15, 2004 (incorporated herein by reference to Exhibit 4 filed with the 2004 First Quarter Form
10-Q).

Leasehold Deed of Trust, with Assignment of Leases and Rents, Fixture Filing, and Security Agreement, dated as of January 15, 2004, from La Cienega Associates, Borrower, to Commonwealth Land Title Company, Trustee, for the
benefit of Column Financial, Inc., Lender (incorporated herein by reference to Exhibit 4 filed with the 2004
First Quarter Form 10-Q).

Loan Agreement dated as of March 29, 1999 among Taubman Auburn Hills Associates Limited Partnership, as
Borrower, Fleet National Bank, as a Bank, PNC Bank, National Association, as a Bank, the other Banks signatory thereto, each as a Bank, and PNC Bank, National Association, as Administrative Agent (incorporated herein by reference to exhibit 4(a) filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June
30, 1999 ("1999 Second Quarter Form 10-Q")).

Mortgage, Assignment of Leases and Rents and Security Agreement from Taubman Auburn Hills Associates Limited
Partnership, a Delaware limited partnership to PNC Bank, National Association, as Administrative Agent for the
Banks, dated as of March 29, 1999 (incorporated herein by reference to Exhibit 4(b) filed with the 1999 Second
Quarter Form 10-Q).

Mortgage, Security Agreement and Fixture Filing by Short Hills Associates, as Mortgagor, to Metropolitan Life
Insurance Company, as Mortgagee, dated April 15, 1999 (incorporated herein by reference to Exhibit 4(d) filed with the 1999 Second Quarter Form 10-Q).

Assignment of Leases by Short Hills, Associates (Assignor) in favor of Metropolitan Life Insurance Company
(Assignee) dated as of April 15, 1999 (incorporated herein by reference to Exhibit 4(e) filed with the 1999
Second Quarter Form 10-Q).

Secured Revolving Credit Agreement dated as of October 13, 2004 among the Taubman Realty Group Limited
Partnership and Eurohypo AG, New York Branch ("Eurohypo"), KeyBank National Association, PNC Bank National
Association, Commerzbank AG, New York and Grand Cayman Branches, Hypo Real Estate Capital Corporation, Comerica
Bank, PB (USA) Realty Corporation, Bank One, N.A. (incorporated by reference to Exhibit 10(a) of the
Registrant's Current Report on Form 8-K dated October 13, 2004).

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
(incorporated herein by reference to Exhibit 4 (a) filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 ("2000 Second Quarter Form 10-Q")).

4(j) *10(a) *10(b) 10(c) 10(d) 10(e) 10(f) 10(g) 10(h) 10(i) 10(j) *10(k) *10(l) *10(m)	-- -- -- -- -- -- -- -- -- -- -- -- -- --	Building Loan Deed of Trust, Assignment of Leases and Rents and Security Agreement from Willow Bend Associates
Limited Partnership, a Delaware limited partnership, to David M. Parnell, for the benefit of PNC Bank, National
Association, as Administrative Agent for Lenders. (incorporated herein by reference to Exhibit 4 (b) filed with the 2000 Second Quarter Form 10-Q).

The Taubman Realty Group Limited Partnership 1992 Incentive Option Plan, as Amended and Restated Effective as
of September 30, 1997 (incorporated herein by reference to Exhibit 10(b) filed with the Registrant's Annual
Report on Form 10-K for the year ended December 31, 1997).

First Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Option Plan as Amended and Restated Effective as of September 30, 1997, effective January 1, 2002 (incorporated herein by reference to Exhibit 10(b) filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (“2001 Form 10-K”)).

Second Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated
Effective as of September 30, 1997.

Third Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated
Effective as of September 30, 1997.

The Form of The Taubman Realty Group Limited Partnership 1992 Incentive Option Plan Option Agreement.

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

Registration Rights Agreement by and between Taubman Centers, Inc. and GSEP 2004 Realty Corp., dated as of May
27, 2004 (incorporated by reference to Exhibit 10(a) filed with the 2004 Second Quarter 10-Q).

Private Placement Purchase Agreement among Taubman Centers, Inc., The Taubman Realty Group Limited Partnership,
and GSEP 2004 Realty Corp, dated as of May 27, 2004 (incorporated by reference to Exhibit 10(b) filed with the
2004 Second Quarter 10-Q).

Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager (incorporated herein by reference to Exhibit 10(f) filed with the 1992 Form 10-K).

Amended and Restated Cash Tender Agreement among Taubman Centers, Inc., The Taubman Realty Group Limited
Partnership, and A. Alfred Taubman, A. Alfred Taubman, acting not individually but as Trustee of the A. Alfred
Taubman Restated Revocable Trust, and TRA Partners, (incorporated herein by reference to Exhibit 10 (a) filed with the 2000 Second Quarter Form 10-Q).

Supplemental Retirement Savings Plan (incorporated herein by reference to Exhibit 10(i) filed with the
Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

The Taubman Company Long-Term Compensation Plan (as amended and restated effective January 1, 2000).
(incorporated herein by reference to Exhibit 10 (c) filed with the 2000 Second Quarter Form 10-Q).

First Amendment to Taubman Company Long-Term Compensation Plan (as amended and restated effective January 1,
2000).

*10(n) *10(o) *10(p) *10(q) *10(r) 10(s) 10(t) 10(u) 10(v) 10(w) 10(x) 10(y) 10(z)	-- -- -- -- -- -- -- -- -- -- -- -- --	Employment Agreement between The Taubman Company Limited Partnership and Lisa A. Payne (incorporated herein by reference to Exhibit 10 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March
31, 1997).

Consulting Agreement between The Taubman Company L.L.C. and Courtney Lord Associates, Ltd. (incorporated herein by reference to Exhibit 10 filed with the 2004 First Quarter Form 10-Q).

Termination Agreement between The Taubman Company L.L.C. and Courtney Lord (incorporated herein by reference to
Exhibit 10 filed with the 2004 First Quarter Form 10-Q).

Consulting and Non-Competition Agreement between The Taubman Company, L.L.C. and John L. Simon (incorporated herein by reference to Exhibit 10 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

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

Annex II to Second Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of The
Taubman Realty Group Limited Partnership. ((incorporated herein by reference to Exhibit 10(p) filed with
Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 ("1999 Form 10-K")).

First Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman
Realty Group Limited Partnership dated September 30, 1998 (incorporated herein by reference to Exhibit 10(b)
filed with the Registrant's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2002 ("2002 Second
Quarter Form 10-Q/A")).

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

Fourth Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman
Realty Group Limited Partnership, dated December 31, 2003 (incorporated herein by reference to Exhibit 10(x)
filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).

Fifth Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman
Realty Group Limited Partnership, dated February 1, 2005 (incorporated herein by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed on February 7, 2005).

Annex III to The Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty
Group Limited Partnership, dated as of May 27, 2004 (incorporated by reference to Exhibit 10(c) filed with the
2004 Second Quarter Form 10-Q).

10(aa) *10(ab) 10(ac) 10(ad) 10(ae) 10(af) 12 21 23(a) 23(b) 24 31(a) 31(b) 32(a) 32(b) 99	-- -- -- -- -- -- -- -- -- -- -- -- -- -- -- --	Amended and Restated Shareholders' Agreement dated as of October 30, 2001 among Taub-Co Management, Inc., The
Taubman Realty Group Limited Partnership, The A. Alfred Taubman Restated Revocable Trust, and Taub-Co Holdings
LLC (incorporated herein by reference to Exhibit 10(q) filed with the 2001 Form 10-K).

The Taubman Realty Group Limited Partnership and The Taubman Company LLC Election and Option Deferral Agreement
(incorporated herein by reference to Exhibit 10(r) filed with the 2001 Form 10-K).

Amended and Restated Agreement of Partnership of Sunvalley Associates, a California general partnership
(incorporated herein by reference to Exhibit 10(a) filed with the 2002 Second Quarter Form 10-Q/A).

Contribution Agreement by and among the Taubman Realty Group Limited Partnership, a Delaware Limited
Partnership, and G.K. Las Vegas Limited Partnership, a California Limited Partnership, dated May 2, 2003
(incorporated herein by reference to Exhibit 10(b) filed with the Registrant's 2003 Second Quarter Form 10-Q).

Management Agreement Transition and Termination Agreement, dated October 15, 2004, by and between Briarwood
LLC, TL-Columbus Associates LLC, The Falls Shopping Center Associates LLC, TKL-East LLC, Meadowood Mall LLC,
Stoneridge Properties LLC, and Tuttle Crossing Associates II LLC, and The Taubman Company LLC (incorporated herein by reference to Exhibit 10 filed with the Registrant's Current Report on Form 8-K dated October 15,
2004).

Summary of Compensation for the Board of Directors of Taubman Centers, Inc. (incorporated herein by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K dated December 7, 2004).

Statement Re: Computation of Taubman Centers, Inc. Ratio of Earnings to Combined Fixed Charges and Preferred
Dividends.

Subsidiaries of Taubman Centers, Inc.

Consent of Deloitte & Touche LLP.

Consent of KPMG LLP.

Powers of Attorney.

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

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Debt Maturity Schedule.

* A management contract or compensatory plan or arrangement required to be filed.