Form 10-Q
period 2005-03-31
TAUBMAN CENTERS INC
filed 2005-05-04
CIK 890319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2005
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

        As of May 3, 2005, there were outstanding 50,691,245 shares of the Company’s common stock, par value $0.01 per share.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of Taubman Centers, Inc. (the Company) are provided pursuant to the requirements of this item.

TAUBMAN CENTERS, INC.
CONSOLIDATED BALANCE SHEET

(in thousands, except share data)

	March 31 2005	December 31 2004
Assets:
Properties	$2,955,032	$2,936,964
Accumulated depreciation and amortization	(581,376)	(558,891)

	$2,373,656	$2,378,073
Investment in Unconsolidated Joint Ventures (Note 5)	27,680	23,567
Cash and cash equivalents (Note 6)	31,384	29,081
Accounts and notes receivable, less allowance for doubtful accounts of $9,104
and $8,661 in 2005 and December 31, 2004	30,774	32,124
Accounts and notes receivable from related parties	1,549	1,636
Deferred charges and other assets	58,717	61,586

	$2,523,760	$2,526,067

Liabilities:
Notes payable (Note 6)	$1,952,266	$1,930,439
Accounts payable and accrued liabilities	202,505	223,331
Dividends and distributions payable	14,243	13,892

	$2,169,014	$2,167,662
Commitments and contingencies (Notes 6 and 9)

Preferred Equity of TRG (Notes 1 and 7)	$29,217	$29,217

Partners' Equity of TRG allocable to minority partners (Note 1)

Shareowners' Equity:
Series A Cumulative Redeemable Preferred Stock, $0.01 par value, 8,000,000 shares authorized, $200 million liquidation preference, 8,000,000 shares
issued and outstanding at March 31, 2005 and December 31, 2004	$80	$80
Series B Non-Participating Convertible Preferred Stock, $0.001 par and
liquidation value, 40,000,000 shares authorized, 31,063,970 and 29,714,937
shares issued and outstanding at March 31, 2005 and December 31, 2004	31	30
Series G Cumulative Redeemable Preferred Stock, 4,000,000 shares authorized, no par, $100 million liquidation preference, 4,000,000 shares issued and outstanding at March 31, 2005 and December 31, 2004
Common Stock, $0.01 par value, 250,000,000 shares authorized, 49,976,870 and 48,745,625 shares issued and outstanding at March 31, 2005 and
December 31, 2004	500	487
Additional paid-in capital	736,714	729,481
Accumulated other comprehensive income (loss)	(10,368)	(11,387)
Dividends in excess of net income	(401,428)	(389,503)

	$325,529	$329,188

	$2,523,760	$2,526,067

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except share data)

	Three Months Ended March 31

	2005	2004
Revenues:
Minimum rents	$63,078	$53,637
Percentage rents	1,696	1,033
Expense recoveries	34,637	31,000
Management, leasing, and development services	2,200	4,984
Other	10,228	10,678

	$111,839	$101,332

Operating Expenses:
Recoverable expenses	$31,697	$27,786
Other operating	10,502	8,152
Costs related to unsolicited tender offer, net of recoveries (Note 4)		(1,000)
Management, leasing, and development services	1,195	4,796
General and administrative	5,959	6,458
Interest expense	25,540	22,572
Depreciation and amortization	27,800	22,959

	$102,693	$91,723

Income before equity in income of Unconsolidated Joint Ventures and
minority and preferred interests	$9,146	$9,609
Equity in income of Unconsolidated Joint Ventures (Note 5)	9,070	9,593

Income before minority and preferred interests	$18,216	$19,202
Minority interest in consolidated joint ventures	(6)	(178)
Minority interest in TRG:
TRG income allocable to minority partners	(5,165)	(5,619)
Distributions in excess of income allocable to minority partners	(4,010)	(3,224)
TRG Series C, D, and F preferred distributions (Notes 1 and 7)	(615)	(2,250)

Net income	$8,420	$7,931
Series A and G preferred stock dividends	(6,150)	(4,150)

Net income allocable to common shareowners	$2,270	$3,781

Net income	$8,420	$7,931
Other comprehensive income (loss):
Realized loss on interest rate instruments		(6,054)
Unrealized gain on interest rate instruments	700	1,860
Reclassification adjustment for amounts recognized in net income	319	315

Comprehensive income	$9,439	$4,052

Basic earnings per common share (Note 10) -
Net income	$0.05	$0.08

Diluted earnings per common share (Note 10) -
Net income	$0.05	$0.07

Cash dividends declared per common share	$0.285	$0.27

Weighted average number of common shares outstanding	49,643,865	50,196,580

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Three Months Ended March 31

	2005	2004
Cash Flows From Operating Activities:
Income before minority and preferred interests	$18,216	$19,202
Adjustments to reconcile income before minority and preferred interests to net cash provided by operating activities:
Depreciation and amortization	27,800	22,959
Depreciation included in recoverable expenses	1,471	1,026
Provision for losses on accounts receivable	1,694	1,083
Gains on sales of land	(2,303)	(3,155)
Settlement of swap agreement		(6,054)
Other	916	1,205
Increase (decrease) in cash attributable to changes in assets and liabilities:
Receivables, deferred charges and other assets	697	(633)
Accounts payable and other liabilities	(19,579)	(32,461)

Net Cash Provided by Operating Activities	$28,912	$3,172

Cash Flows From Investing Activities:
Additions to properties	$(24,734)	$(22,755)
Proceeds from sales of land	3,300	5,445
Acquisition of interests in centers (Note 3)		(3,288)
Contributions to Unconsolidated Joint Ventures (Note 5)	(8,019)	(33,000)
Distributions from Unconsolidated Joint Ventures in excess of income	4,000	6,922

Net Cash Used In Investing Activities	$(25,453)	$(46,676)

Cash Flows From Financing Activities:
Debt proceeds	$28,881	$492,500
Debt payments	(6,904)	(433,529)
Debt issuance costs	(2)	(2,727)
Issuance of common stock pursuant to Continuing Offer (Note 9)	38	1,187
Issuance of partnership units (Note 8)	6,663	2,644
Distributions to minority and preferred interests	(9,790)	(11,093)
Cash dividends to preferred shareowners	(6,150)	(4,150)
Cash dividends to common shareowners	(13,892)	(13,437)

Net Cash Provided By (Used In) Financing Activities	$(1,156)	$31,395

Net Increase (Decrease) In Cash and Cash Equivalents	$2,303	$(12,109)

Cash and Cash Equivalents at Beginning of Period	29,081	30,403

Cash and Cash Equivalents at End of Period	$31,384	$18,294

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Interim Financial Statements

General

        Taubman Centers, Inc. (the Company or TCO), a real estate investment trust, or REIT, is the managing general partner of The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG). The Operating Partnership is an operating subsidiary that engages in the ownership, management, leasing, acquisition, development, and expansion of regional retail shopping centers and interests therein. The Operating Partnership’s owned portfolio as of March 31, 2005 included 21 urban and suburban shopping centers in nine states. Two new centers are under construction in New Jersey and North Carolina.

        In 2005, the Company formed Taubman Asia, which will be the platform for its future expansion into the Asia-Pacific region. Taubman Asia will be headquartered in Hong Kong and will seek opportunities in Asia to augment the Company’s existing development and acquisition activities.

Consolidation

        The consolidated financial statements of the Company include all accounts of the Company, TRG, and its consolidated subsidiaries, including The Taubman Company LLC (the Manager). The Company also consolidates the accounts of the owner of the Oyster Bay project, which qualifies as a variable interest entity under FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (FIN 46R) and in which the Operating Partnership holds the majority variable interest. All intercompany transactions have been eliminated.

        Investments in entities not controlled by the Company but over which the Company may exercise significant influence (Unconsolidated Joint Ventures) are accounted for under the equity method. The Company has evaluated its investments in the Unconsolidated Joint Ventures and has concluded that the ventures are not variable interest entities as defined in FIN 46R. Accordingly, the Company continues to account for its interests in these ventures under the guidance in Statement of Position 78-9 (SOP 78-9). The Company’s partners or other owners in these Unconsolidated Joint Ventures have important rights, as contemplated by paragraphs .09 and .10 of SOP 78-9, including approval rights over annual operating budgets, capital spending, financing, admission of new partners/members, or sale of the properties and the Company has concluded that the equity method of accounting is appropriate for these interests. Specifically, the Company’s 79% investment in Westfarms is through a general partnership in which the other general partners have approval rights over annual operating budgets, capital spending, refinancing, or sale of the property. Under the equity method of accounting, the investments in Unconsolidated Joint Ventures are initially recorded at cost, and subsequently increased for additional contributions and allocations of income and reduced for distributions received.

Ownership

        Besides the Company’s common stock, there are three classes of preferred stock (Series A, B and G) outstanding. Dividends on the Series A and Series G preferred stocks are cumulative and are payable in arrears on or before the last day of each calendar quarter. The Company owns corresponding Series A and Series G Preferred Equity interests in the Operating Partnership that entitle the Company to income and distributions (in the form of guaranteed payments) in amounts equal to the dividends payable on the Company’s Series A and Series G Preferred Stock.

        The Company also is obligated to issue to partners in the Operating Partnership other than the Company, upon subscription, one share of nonparticipating Series B Preferred Stock. The Series B Preferred Stock entitles its holders to one vote per share on all matters submitted to the Company’s shareholders and votes together with the common stock on all matters as a single class. The holders of Series B Preferred Stock are not entitled to dividends or earnings. Under certain circumstances, the Series B Preferred Stock is convertible into common stock at a ratio of 14,000 shares of Series B Preferred Stock for one share of common stock.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Operating Partnership

        At March 31, 2005, the Operating Partnership’s equity included three classes of preferred equity (Series A, F, and G) and the net equity of the partnership unitholders. Net income and distributions of the Operating Partnership are allocable first to the preferred equity interests, and the remaining amounts to the general and limited partners in the Operating Partnership in accordance with their percentage ownership. The Series A and Series G Preferred Equity are owned by the Company and are eliminated in consolidation. The Series F Preferred Equity is owned by an institutional investor.

        Because the net equity of the Operating Partnership unitholders is less than zero, the interest of the noncontrolling unitholders is presented as a zero balance in the consolidated balance sheet as of March 31, 2005 and December 31, 2004. The income allocated to the noncontrolling unitholders is equal to their share of distributions. The net equity of the Operating Partnership is less than zero because of accumulated distributions in excess of net income and not as a result of operating losses. Distributions to partners are usually greater than net income because net income includes non-cash charges for depreciation and amortization.

        The Company’s ownership in the Operating Partnership at March 31, 2005 consisted of a 62% managing general partnership interest, as well as the Series A and G Preferred Equity interests. The Company’s average ownership percentage in the Operating Partnership for both the three months ended March 31, 2005 and 2004 was 61%. At March 31, 2005, the Operating Partnership had 81,074,049 units of partnership interest outstanding, of which the Company owned 49,976,870.

Finite Life Entity

        SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. At March 31, 2005, the Company held a controlling majority interest in a consolidated entity with a specified termination date in 2080. The minority owner’s interest in this entity is to be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entity. The estimated fair value of this minority interest was approximately $45.6 million at March 31, 2005, compared to a book value of zero.

Other

        The unaudited interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. The results of interim periods are not necessarily indicative of the results for a full year.

        Dollar amounts presented in tables within the notes to the financial statements are stated in thousands, except share data or as otherwise noted. Certain reclassifications have been made to 2004 amounts to conform to current year classifications.

Note 2 – Income Taxes

        The Company’s taxable REIT subsidiaries are subject to corporate level income taxes, which are provided for in the Company’s financial statements. The Company’s deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. The Company’s temporary differences primarily relate to deferred compensation and depreciation. During the three months ended March 31, 2005, the Company’s federal income tax expense was zero as a result of a net operating loss incurred from its taxable REIT subsidiaries. As of March 31, 2005, the Company had a net deferred tax asset of $3.1 million, after a valuation allowance of $9.8 million. As of December 31, 2004, the net deferred tax asset was $3.4 million, after a valuation allowance of $9.4 million.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 3 – Acquisitions and New Center Development

        In January 2005, the Company entered into an agreement to invest in The Pier at Caesars (“The Pier”), located in Atlantic City, New Jersey, with Gordon Group Holdings LLC (“Gordon”), who is developing the center. The Pier is currently under construction, and is expected to open in 2006. Under the agreement, the Company will have a 30% interest in The Pier. The Company’s capital contribution in The Pier will be made in three steps, with the initial investment of $4 million made at closing. A second payment equal to 70% of the Company’s projected required total investment (less the initial $4 million payment) is expected to be made within six months after the project opens. The third and final payment will be made shortly after the completion of the project’s stabilization year (2007) based on its actual net operating income (NOI) and debt levels. The investment in The Pier is accounted for under the equity method (Note 5). During construction of the project, Gordon will loan the venture the funding for capital expenditures in excess of the construction loan financing. Interest on the loan will be accruable at the short-term applicable federal rate (AFR) under Section 1274(d) of the Internal Revenue Code and will be repaid before any distributions to the venture partners. The contributions of the Company will be used to repay the principal portion of the loan. Consequently, the Company expects that its share of distributions and income will initially be less than its residual 30% interest.

        In July 2004, the Company acquired an additional 23.6% interest in International Plaza, increasing its ownership in the center to 50.1%. As a result of the acquisition, the Company has a controlling interest in the center and began consolidating its results as of the purchase date. Prior to the acquisition date, the Company accounted for International Plaza on the equity method. As of March 31, 2005, the Operating Partnership has a preferred investment in International Plaza of $30 million, on which an annual preferential return of 8.25% will accrue. In addition to the preferred return on the investment, the Operating Partnership is entitled to receive the balance of its preferred investment before any available cash will be utilized for distribution to the non-preferred partner.

        In January 2004, the Company purchased the additional 30% ownership of Beverly Center with consideration including both cash and the issuance of partnership units. The Company already recognized 100% of the financial results of the center in its financial statements.

        The Company’s approximately $79 million balance of development pre-construction costs as of March 31, 2005 consists of costs relating to its Oyster Bay project in the Town of Oyster Bay, New York. Both Neiman Marcus and Lord & Taylor have committed to the project and retailer interest has been very strong. Although the Company still needs to obtain the necessary entitlement approvals to move forward with the project, the Company is encouraged by six straight favorable court decisions. In February 2005, the Company had its hearing on the seventh round of court actions, and is awaiting the ruling. The Company expects continued success with the ongoing litigation, but if the Company is ultimately unsuccessful in the litigation process, it is anticipated that its recovery on this asset would be significantly less than its current investment. Given the current status, the Company believes the center could open as early as 2007 and the Company is hopeful that it will begin construction soon. The acquisition of the land occurred in May 2004 and the Company has completed the demolition of the existing industrial buildings on the site.

Note 4 – Unsolicited Tender Offer

        During the three months ended March 31, 2004 the Company received $1.0 million in insurance recoveries relating to an unsolicited tender offer and related litigation, which were withdrawn and ended in October 2003.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 5 — Investments in Unconsolidated Joint Ventures

        The Company has investments in joint ventures that own shopping centers. The Operating Partnership is the managing general partner or managing member of these Unconsolidated Joint Ventures, except for the ventures that own Arizona Mills, The Mall at Millenia, The Pier at Caesars, and Waterside Shops at Pelican Bay.

Shopping Center	Ownership as of March 31, 2005 and December 31, 2004
Arizona Mills	50%
Cherry Creek Shopping Center	50
Fair Oaks	50
The Mall at Millenia	50
The Pier at Caesars (under construction)	(Note 3)
Stamford Town Center	50
Sunvalley	50
Waterside Shops at Pelican Bay	25
Westfarms	79
Woodland	50

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

        Combined balance sheet and results of operations information is presented in the following table for the Unconsolidated Joint Ventures, followed by the Operating Partnership’s beneficial interest in the combined information. The combined information of the Unconsolidated Joint Ventures as of March 31, 2005 excludes the balances of The Pier at Caesars, currently under construction (Note 3). Beneficial interest is calculated based on the Operating Partnership’s ownership interest in each of the Unconsolidated Joint Ventures. The accounts of International Plaza, formerly an Unconsolidated Joint Venture, are included in these results through the date of its acquisition (Note 3).

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	March 31 2005	December 31 2004
Assets:
Properties	$1,088,131	$1,080,482
Accumulated depreciation and amortization	(367,389)	(360,830)

	$720,742	$719,652
Cash and cash equivalents	22,998	25,173
Accounts and notes receivable	20,151	22,866
Deferred charges and other assets	25,779	26,213

	$789,670	$793,904

Liabilities and accumulated deficiency in assets:
Notes payable	$1,006,026	$1,008,604
Accounts payable and other liabilities	48,714	53,706
TRG's accumulated deficiency in assets	(174,949)	(176,396)
Unconsolidated Joint Venture Partners' accumulated
deficiency in assets	(90,121)	(92,010)

	$789,670	$793,904

TRG's accumulated deficiency in assets (above)	$(174,949)	$(176,396)
TRG's investment in The Pier at Caesars	4,482
TRG basis adjustments, including elimination of
intercompany profit	82,740	83,796
TCO's additional basis	115,407	116,167

Investment in Unconsolidated Joint Ventures	$27,680	$23,567

	Three Months Ended March 31

	2005	2004
Revenues	$70,869	$80,032

Recoverable and other operating expenses	$24,582	$28,245
Interest expense	16,775	20,181
Depreciation and amortization	11,376	12,893

Total operating costs	$52,733	$61,319

Net income	$18,136	$18,713

Net income allocable to TRG	$9,165	$9,669
Realized intercompany profit and depreciation of TRG's
additional basis	665	684
Depreciation of TCO's additional basis	(760)	(760)

Equity in income of Unconsolidated Joint Ventures	$9,070	$9,593

Beneficial interest in Unconsolidated Joint Ventures' operations:
Revenues less recoverable and other operating expenses	$25,898	$27,866
Interest expense	(9,329)	(10,574)
Depreciation and amortization	(7,499)	(7,699)

Equity in income of Unconsolidated Joint Ventures	$9,070	$9,593

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 6 – Beneficial Interest in Debt and Interest Expense

        The Operating Partnership’s beneficial interest in the debt, capital lease obligations, capitalized interest, and interest expense of its consolidated subsidiaries and its Unconsolidated Joint Ventures is summarized in the following table. The Operating Partnership’s beneficial interest excludes debt and interest related to the minority interests in International Plaza (49.9% as of July 2004, Note 3), MacArthur Center (5%), and The Mall at Wellington Green (10%).

	At 100%		At Beneficial Interest

	Consolidated Subsidiaries	Unconsolidated Joint Ventures	Consolidated Subsidiaries	Unconsolidated Joint Ventures

Debt as of:
March 31, 2005	$1,952,266	$1,006,026	$1,839,028	$561,989
December 31, 2004	1,930,439	1,008,604	1,816,751	563,490

Capital lease obligations:
March 31, 2005	$ 13,052	$ 1,919	$ 12,341	$ 1,095
December 31, 2004	14,167	2,145	13,381	1,228

Capitalized interest:
Three months ended March 31, 2005	$ 2,377		$ 2,377
Three months ended March 31, 2004	1,100		1,100

Interest expense:
Three months ended March 31, 2005	$ 25,540	$ 16,775	$ 24,274	$ 9,329
Three months ended March 31, 2004	22,572	20,181	22,308	10,574

        Payments of principal and interest on the loans in the following table are guaranteed by the Operating Partnership as of March 31, 2005.

Center	Loan balance as of 3/31/05	TRG's beneficial interest in loan balance as of 3/31/05	Amount of loan balance guaranteed by TRG as of 3/31/05	% of loan balance guaranteed by TRG	% of interest guaranteed by TRG

	(in millions of dollars)
Dolphin Mall	142.9	142.9	142.9	100%	100%
The Mall at Millenia	1.5	0.8	0.8	50	50
Northlake Mall	54.8	54.8	54.8	100	100
The Mall at Wellington Green (Note 12)	140.0	126.0	140.0	100	100
The Shops at Willow Bend	146.4	146.4	146.4	100	100

        The Northlake Mall loan agreement provides for a reduction of the amounts guaranteed as certain center performance and valuation criteria are met.

        Payments of rent and all other sums payable related to the Oyster Bay agreements are guaranteed by the Operating Partnership. As of March 31, 2005, the balances of the senior loan and owner equity contribution were $46.1 million and $2.2 million, respectively.

        The Company is required to escrow cash balances for specific uses stipulated by its lenders, including ground lease payments, taxes, insurance, debt service, capital improvements, leasing costs, and tenant allowances. As of March 31, 2005 and December 31, 2004 the Company’s cash balances restricted for these uses were $13.4 million and $9.7 million, respectively.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 7 – Equity Transactions

        In November 2004, the Company completed the issuance of the $100 million Series G Preferred Stock. This stock has a fixed 8.0% coupon and no stated maturity, sinking fund, or mandatory redemption requirements. Proceeds from the issuance of the Series G Preferred Stock were used to redeem the Operating Partnership’s Series C and Series D Preferred Equity.

        During 2004, under an existing buyback program, the Company repurchased 2,447,781 shares of its common stock at an average price of $20.50. For each share of stock repurchased, an equal number of Operating Partnership units were redeemed. Cumulatively, since the program’s inception in March 2000, the Company had repurchased approximately 9.6 million shares for a total of $150 million, the maximum amount permitted under the program. Repurchases of common stock were financed through general corporate funds, including equity issuances, and through borrowings under existing lines of credit.

        In May 2004, the Company completed a $30 million private placement of Series F Preferred Equity in the Operating Partnership. The Series F Preferred Equity was purchased by an institutional investor, and has a fixed 8.2% coupon and no stated maturity, sinking fund, or mandatory redemption requirements.

Note 8 – Share-Based Compensation

        The Company’s incentive option plan (the Plan), which is shareholder approved, permits the grant of options to employees of the Manager. As of March 31, 2005, options for 1.7 million Operating Partnership units may be issued under the Plan. In 2005, the Company granted selected executives option awards for 570,000 Operating Partnership units, believing that such awards provide additional incentive for achievement of financial goals and offers additional alignment of management interests with those of its shareholders. Option awards are granted with an exercise price equal to the market price of the Company common stock at the date of grant; a third of those option awards generally vest at each of the third, fifth, and seventh years of the anniversaries of the grant, if continuous service has been provided for those periods. In addition to service vesting requirements, options issued in 2005 have other vesting restrictions dependent on the Company’s market performance in comparison to its competitors. The options have ten-year contractual terms. Generally, option holders are required to convert their units to Company shares under the Continuing Offer. As of March 31, 2005, the 2005 grants are the only options outstanding.

        The Company has initially estimated the value of the options issued in March 2005 at approximately $2.5 million, or $4.34 per option, using a Black-Scholes valuation model based on the following assumptions: expected volatility of 18.4%, expected dividends of 4.3%, expected term of 8.5 years, and a risk-free rate of 4.2%. The Company is in the process of finalizing its valuation of these options, giving effect to the vesting conditions that are dependent on the Company’s market performance in comparison to its competitors. Compensation cost relating to these options recognized during the three months ended March 31, 2005 was less than $0.1 million, with the estimated remaining unrecognized service cost of $2.4 million expected to be recognized over the three, five, and seven year service periods (representing an average remaining service period of five years). The finalization of the valuation will not materially affect the compensation cost recognized during the three months ended March 31, 2005.

        A summary of option activity under the Plan as of March 31, 2005, and changes during the quarter then ended is presented below:

Options	Units of Partnership Interest	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at January 1, 2005	559,442	$ 11.98
Granted	570,000	$ 29.38
Exercised	(559,442)	$ 11.98

Outstanding at March 31, 2005	570,000	$ 29.38	9.9 years

Exercisable at March 31, 2005	0

        As of March 31, 2005, the 2005 options had no intrinsic value.

        Cash received from option exercises under the Plan for the three months ended March 31, 2005 and 2004 was $6.7 million and $3.8 million, respectively.

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

        Based on a market value at March 31, 2005 of $27.74 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $705 million. The purchase of these interests at March 31, 2005 would have resulted in the Company owning an additional 31% interest in the Operating Partnership.

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

        In the fourth quarter of 2004, the Company ceased management of nine shopping centers and underwent a restructuring. A restructuring charge of $5.7 million was recognized in that period, substantially all of which represented employee severance payments and benefits. The remaining accrual for the unpaid balance of the restructuring charge was $0.3 million and $1.4 million as of March 31, 2005 and December 31, 2004, respectively.

        There are two shareholder class and derivative actions outstanding, which were initiated at the time of the unsolicited tender offer. Counsel for the plaintiffs in those cases and counsel for defendants have agreed to present to the Court for its approval a settlement of both cases, the terms of which are not material to the Company.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

        There were options for 0.6 million units of partnership interest issued during 2005 that were excluded from the computation of diluted earnings per share in 2005, as their effect was antidilutive. Options for 0.6 million units of partnership interest that were exercised during the first quarter of 2005 had a dilutive effect on earnings per share. Additionally, as of March 31, 2005, there were 12.9 million partnership units outstanding and 0.9 million unissued partnership units under unit option deferral elections currently receiving income allocations equal to distributions paid (Note 1), which may be exchanged for common shares of the Company under the Continuing Offer (Note 9). These outstanding units and unissued units could only be dilutive to earnings per share if the minority interests’ ownership share of the Operating Partnership’s income was greater than their share of distributions.

	Three Months Ended March 31

	2005	2004
Net income allocable to common shareowners	$2,270	$3,781

Shares - basic	49,643,865	50,196,580
Dilutive effect of options	147,853	622,004

Shares - diluted	49,791,718	50,818,584

Income per common share - basic	$0.05	$0.08

Income per common share - diluted	$0.05	$0.07

Note 11 – New Accounting Pronouncements

        In December 2004, the FASB issued Statement No. 123 (Revised) “Share-Based Payment”. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. Statement No. 123 (Revised) will be effective for the Company in 2006. The Company is in the process of evaluating the impact of this Statement on its future results of operations. The Company currently applies Statement No. 123 “Accounting for Stock-Based Compensation,” including its provisions for the expense recognition of options (Note 8).

Note 12 – Subsequent Event

        In April 2005, the Company entered into a rate lock agreement at 5.44% with the lender to hedge the planned $200 million ten year non-recourse refinancing of the existing $140 million loan on The Mall at Wellington Green. The planned financing is expected to close in May 2005.

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

General Background and Performance Measurement

        Taubman Centers, Inc. (“we”, “us”, “our” or “TCO”) owns a managing general partner’s interest in The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG), through which we conduct all of our operations. The Operating Partnership owns, develops, acquires, and operates regional shopping centers nationally. The Consolidated Businesses consist of shopping centers that are controlled by ownership or contractual agreement, development projects for future regional shopping centers, variable interest entities for which we are the primary beneficiary, and The Taubman Company LLC (the Manager). Shopping centers owned through joint ventures that are not controlled by us but over which we have significant influence (Unconsolidated Joint Ventures) are accounted for under the equity method.

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

Current Operating Trends

        Tenant sales and sales per square foot information are operating statistics used in measuring the productivity of the portfolio and are based on reports of sales furnished by mall tenants. Our tenant sales statistics have continued to improve through the first quarter of 2005, with sales per square foot increasing 7.2% over the first quarter of 2004. Tenant sales have increased every month over the past two years. Sales directly impact the amount of percentage rents certain tenants and anchors pay. The effects of increases or declines in sales on our operations are moderated by the relatively minor share of total rents (approximately three percent) percentage rents represent. However, a sustained trend in sales does impact, either negatively or positively, our ability to lease vacancies and negotiate rents at advantageous rates.

        As anticipated, occupancy trends continued to show improvement in the first quarter of 2005. Ending occupancy increased to 88.4% from 86.2% in the first quarter of 2004, resulting in higher rental income. This was the third straight quarter of year-over-year occupancy gains and the trend is expected to continue through 2005. Refer to “Seasonality” for occupancy and leased space statistics. Increased income from temporary in-line tenants and specialty leasing, which have become an integral part of our business, continues to contribute to growth. Temporary tenants, defined as those with lease terms less than 12 months, are not included in occupancy or leased space statistics. As of March 31, 2005, approximately 2.2% of space was occupied by temporary tenants, an increase of 0.5%, from 1.7% at March 31, 2004. Including temporary tenants, occupancy was 90.6% at March 31, 2005, an increase from 87.9% at March 31, 2004. Lease cancellation income can also moderate the effect of vacancies. During the first quarter of 2005, we recognized our approximately $2.8 million and $0.8 million share of the Consolidated Businesses’ and Unconsolidated Joint Ventures’ lease cancellation revenue. For 2005, we expect our share of lease cancellation revenue to be approximately $7 million.

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

	Three Months Ended March 31

	2005	2004

Average rent per square foot:
Consolidated Businesses	$ 41.48	$40.60
Unconsolidated Joint Ventures	42.40	42.64
Opening base rent per square foot:
Consolidated Businesses	$ 45.23	$47.56
Unconsolidated Joint Ventures	53.01	51.22
Square feet of GLA opened	235,006	194,508
Closing base rent per square foot:
Consolidated Businesses	$ 43.55	$46.29
Unconsolidated Joint Ventures	43.31	54.27
Square feet of GLA closed	383,348	334,487
Releasing spread per square foot:
Consolidated Businesses	$ 1.68	$1.27
Unconsolidated Joint Ventures	9.70	(3.05)

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

	1st Quarter 2004	2nd Quarter 2004	3rd Quarter 2004	4th Quarter 2004	Total 2004	1st Quarter 2005

	(in thousands)
Mall tenant sales	$ 796,868	$ 833,223	$ 829,775	$ 1,268,144	$ 3,728,010	$ 887,132
Revenues:
Consolidated Businesses	$ 101,332	$ 98,937	$ 110,901	$ 120,283	$ 431,453	$ 111,839
Unconsolidated Joint Ventures	80,032	79,623	69,446	83,688	312,789	70,869
Occupancy (1):
Ending occupancy	86.2%	86.5%	87.9%	89.6%	89.6%	88.4%
Average occupancy	86.4	86.3	87.3	89.2	87.4	88.6
Leased space	89.3	89.4	90.2	90.7	90.7	90.5

(1)	Statistics include anchor spaces at value centers (Arizona Mills, Dolphin Mall, and Great Lakes Crossing).

        Because the seasonality of sales contrasts with the generally fixed nature of minimum rents and recoveries, mall tenant occupancy costs (the sum of minimum rents, percentage rents, and expense recoveries) relative to sales are considerably higher in the first three quarters than they are in the fourth quarter.

	1st Quarter 2004	2nd Quarter 2004	3rd Quarter 2004	4th Quarter 2004	Total 2004	1st Quarter 2005

Consolidated Businesses:
Minimum rents	11.6%	11.1%	11.1%	7.8%	10.0%	10.8%
Percentage rents	0.3		0.1	0.5	0.2	0.3
Expense recoveries	5.5	5.8	5.3	3.9	5.0	4.8

Mall tenant occupancy costs	17.4%	16.9%	16.5%	12.2%	15.2%	15.9%

Unconsolidated Joint Ventures:
Minimum rents	10.9%	10.4%	11.2%	7.2%	9.7%	10.2%
Percentage rents	0.4	0.1		0.5	0.3	0.3
Expense recoveries	4.9	4.6	4.3	4.0	4.4	4.0

Mall tenant occupancy costs	16.2%	15.1%	15.5%	11.7%	14.4%	14.5%

Recent Events

        Recent events relating to our operations include the following. In April 2005, we announced the formation of Taubman Asia, which will be the platform for our future expansion into the Asia-Pacific region. Taubman Asia will be headquartered in Hong Kong and will seek projects that leverage our strong retail planning, design and operational capabilities. Taubman Asia, along with Morgan Stanley Real Estate Fund, is currently evaluating opportunities in the region, including the previously announced New Songdo City project in Incheon, South Korea.

        In January 2005, we entered into an agreement and made an initial contribution relating to The Pier at Caesars, currently under construction. Refer to Liquidity and Capital Resources regarding The Pier.

        In July 2003, The May Department Stores Company (May) announced that it intends to divest 32 of its 86 Lord & Taylor stores, including four at our centers. In March 2005, we announced a plan to form a venture with May to find a replacement for the Lord & Taylor store at The Shops at Willow Bend, which closed in April 2005. Also in March, we announced that Nordstrom will take over space previously occupied by Lord & Taylor at Cherry Creek Shopping Center. The 120,000 square foot store is tentatively scheduled to open in 2006. At International Plaza, a 120,000 square foot Robb & Stucky furniture and design studio showroom opened in February 2005, occupying the first level and part of the second level of the former Lord & Taylor space. At the Mall at Wellington Green, a 140,000 square foot City Furniture and Ashley Furniture Home Store has signed a lease and is expected to open in October 2005.

Results of Operations

Openings and Acquisitions

        In July 2004, we acquired an additional 23.6% interest in International Plaza from an outside owner for $60.2 million in cash, increasing our ownership in the center to 50.1%. As a result of the acquisition, we have a controlling interest in the center and began consolidating its results as of the purchase date. Prior to the acquisition date, we accounted for International Plaza under the equity method of accounting. As of March 31, 2005, the Operating Partnership has a preferred investment in International Plaza of $30 million, on which an annual preferential return of 8.25% will accrue. In addition to the preferred return on our investment, the Operating Partnership is entitled to receive the balance of our preferred investment before any available cash will be utilized for distribution to the non-preferred partner.

        In January 2004, we purchased the additional 30% ownership of Beverly Center from Sheldon Gordon and the estate of E. Phillip Lyon for $3.3 million in cash and 276,724 of newly issued partnership units valued at $27.50 per unit. We already recognized 100% of the financial results of the center in our financial statements.

Debt and Equity Transactions

        During November 2004, we redeemed the Operating Partnership’s Series C and Series D Preferred Equity, with the proceeds of our issuance of $100 million in Series G Cumulative Redeemable Preferred Stock.

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

Unsolicited Tender Offer

        During the three months ended March 31, 2004 we recovered through our insurance $1.0 million of costs incurred in connection with the unsolicited tender offer and related litigation, which were withdrawn and ended during October 2003.

Restructuring

        In October 2004, The Mills Corporation finalized its acquisition of 50 percent interests in nine of the ten General Motors Pension Trusts’ (GMPT) shopping centers that we managed, completing a recapitalization of GMPT’s mall portfolio. In the fourth quarter of 2004, we ceased management of these centers and underwent a personnel restructuring. The impact on 2005 results of operations is expected to be a net reduction of income of approximately $4 million.

Planned Financing

        In April 2005, we entered into a rate lock agreement at 5.44% with the lender to hedge the planned $200 million ten year non-recourse refinancing of the existing $140 million loan on The Mall at Wellington Green. The planned financing is expected to close in May 2005. Excess proceeds from the planned financing will be used to pay down our lines of credit.

New Accounting Pronouncements

        Refer to Note 11 in our financial statements regarding Statement No. 123 (Revised) “Share-Based Payment,” required to be adopted in 2006.

Presentation of Operating Results

        The following table contains the operating results of our Consolidated Businesses and the Unconsolidated Joint Ventures. Income allocated to the minority partners in the Operating Partnership and preferred interests is deducted to arrive at the results allocable to our common shareowners. Because the net equity of the Operating Partnership is less than zero, the income allocated to the minority partners is equal to their share of distributions. The net equity of these minority partners is less than zero due to accumulated distributions in excess of net income and not as a result of operating losses. Distributions to partners are usually greater than net income because net income includes non-cash charges for depreciation and amortization. Amounts allocable to minority partners in certain consolidated joint ventures are added back or deducted to arrive at our net results. Our average ownership percentage of the Operating Partnership was 61% during the three months ended March 31, 2005 and 2004.

        The results of International Plaza are presented within the Consolidated Businesses for periods beginning July 1, 2004, as a result of our acquisition of a controlling interest in the center. Results of International Plaza prior to the acquisition date are included within the Unconsolidated Joint Ventures.

        The operating results in the following table include the supplemental earnings measures of Beneficial Interest in EBITDA and Funds from Operations (FFO). Beneficial Interest in EBITDA represents the Operating Partnership’s share of the earnings before interest and depreciation and amortization, excluding gains on sales of depreciated operating properties of its consolidated and unconsolidated businesses. We believe Beneficial Interest in EBITDA provides a useful indicator of operating performance, as it is customary in the real estate and shopping center business to evaluate the performance of properties on a basis unaffected by capital structure.

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

        Reconciliations of Net Income to Funds from Operations and Beneficial Interest in EBITDA are presented following the Comparison of the Three Months Ended March 31, 2005 to the Three Months Ended March 31, 2004.

        Comparison of the Three Months Ended March 31, 2005 to the Three Months Ended March 31, 2004

        The following table sets forth operating results for the three months ended March 31, 2005 and March 31, 2004, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

	Three Months Ended March 31, 2005		Three Months Ended March 31, 2004

	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100% (1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100% (1)

	(in millions of dollars)
REVENUES:
Minimum rents	63.1	45.2	53.6	50.5
Percentage rents	1.7	1.3	1.0	1.9
Expense recoveries	34.6	21.2	31.0	25.9
Management, leasing and development services	2.2		5.0
Other	10.2	3.2	10.7	1.7

Total revenues	111.8	70.9	101.3	80.0

OPERATING EXPENSES:
Recoverable expenses (2)	31.7	17.5	27.8	21.4
Other operating	10.5	6.0	8.2	5.3
Costs related to unsolicited tender offer, net of
recoveries			(1.0)
Management, leasing and development services	1.2		4.8
General and administrative	6.0		6.5
Interest expense	25.5	16.8	22.6	20.2
Depreciation and amortization (3)	27.8	12.1	23.0	13.5

Total operating expenses	102.7	52.3	91.7	60.4

	9.1	18.5	9.6	19.6

Equity in income of Unconsolidated Joint Ventures (3)	9.1		9.6

Income before minority and preferred interests	18.2		19.2
Minority and preferred interests:
TRG preferred distributions	(0.6)		(2.3)
Minority share of consolidated joint ventures	(0.0)		(0.2)
Minority share of income of TRG	(5.2)		(5.6)
Distributions in excess of minority share of income	(4.0)		(3.2)
Net income	8.4		7.9
Preferred dividends	(6.2)		(4.2)

Net income allocable to common shareowners	2.3		3.8

SUPPLEMENTAL INFORMATION (4):
EBITDA - 100%	64.0	48.2	56.2	54.9
EBITDA - outside partners' share	(3.3)	(21.9)	(0.3)	(26.2)

Beneficial interest in EBITDA	60.6	26.3	55.8	28.7
Beneficial interest expense	(24.3)	(9.3)	(22.3)	(10.6)
Non-real estate depreciation	(0.6)		(0.6)
Preferred dividends and distributions	(6.8)		(6.4)

Funds from Operations contribution	29.0	17.0	26.5	18.2

(1)	With the exception of the Supplemental Information, amounts include 100% of the Unconsolidated Joint Ventures. Amounts are net of intercompany transactions. The Unconsolidated Joint Ventures are presented at 100% in order to allow for measurement of their performance as a whole, without regard to our ownership interest. In our consolidated financial statements, we account for investments in the Unconsolidated Joint Ventures under the equity method. The results of International Plaza are presented within the Consolidated Businesses for periods beginning July 1, 2004, as a result of our acquisition of a controlling interest in the center. Results of International Plaza prior to the acquisition date are included within the Unconsolidated Joint Ventures.
(2)	Included in recoverable expenses of the Consolidated Businesses and Unconsolidated Joint Ventures (at 100%) are $1.5 million and $0.8 million, respectively, of depreciation of center replacement assets for 2005, and $1.0 million and $1.6 million, respectively, for 2004.
(3)	Amortization of our additional basis in the Operating Partnership included in equity in income of Unconsolidated Joint Ventures was $0.8 million in both 2005 and 2004. Also, amortization of the additional basis included in depreciation and amortization was $1.1 million in both 2005 and 2004.
(4)	EBITDA and FFO for 2004 have been restated from amounts previously reported to include an add-back of depreciation of center replacement assets recoverable from tenants.
(5)	Amounts in this table may not add due to rounding.

Consolidated Businesses

        Total revenues for the quarter ended March 31, 2005 were $111.8 million, a $10.5 million or 10.4% increase over the comparable period in 2004. Minimum rents increased primarily due to International Plaza, which we began consolidating upon the acquisition of a controlling interest in the center. Minimum rents also increased due to increases in occupancy, tenant rollovers, and income from temporary tenants and specialty retailers. Percentage rents increased due to International Plaza and improving tenant sales. Expense recoveries increased primarily due to International Plaza. Management, leasing, and development revenue decreased primarily due to the loss of revenue from the nine GMPT management contracts, which were cancelled in November 2004. We expect our management, leasing, and development revenues, net of the related expenses, to be as much as $2 million in 2005. Considered in this estimate are leasing commissions still expected to be recognized relating to our previous management of the nine GMPT shopping centers, third party income related to the remaining GMPT center, and revenue from the Salt Lake City development project, as well as other sources of income. Other income decreased primarily due to decreases in gains on peripheral land sales, as well as decreases in lease cancellation revenue. We expect gains on peripheral land sales to be approximately $4 million for 2005.

        Total operating expenses were $102.7 million, an $11.0 million or 12.0% increase over the comparable period in 2004. Recoverable expenses increased primarily due to International Plaza. Other operating expense increased primarily due to increases in development-related costs, expenses related to Asia activities, overhead no longer allocable to the GMPT management contracts, bad debt expense, and International Plaza. We are expecting unfavorable variances in other operating expense throughout 2005. As described under “Recent Events” we are evaluating opportunities in Asia. We expect to incur additional costs in 2005 of approximately $2 million for payroll, consultants, travel, and office expenses in connection with our Asian initiatives. These costs will be accounted for similarly to other predevelopment costs, which are expensed as incurred. During 2004, $1.0 million of insurance proceeds were received relating to costs expended in connection with the unsolicited tender offer. Management, leasing, and development expense decreased primarily due to the cancellation of the GMPT management contracts, with certain overhead costs previously allocated to the contracts now being recognized as other operating expenses or general and administrative expense. General and administrative costs decreased primarily due to the mark to market of deferred long-term compensation bonuses in 2004, most of which were paid in early 2005, partially offset by an increase related to costs previously allocated to the GMPT contracts. We are expecting general and administrative expense of approximately $6 million per quarter in 2005. Interest expense increased due to International Plaza, additional debt used to fund the repurchase of shares and the 2004 payoff of the Woodland and Stamford Town Center mortgages, and increases in floating interest rates, partially offset by a decrease due to the repayment of a $20 million loan bearing interest at 13%. Depreciation expense increased primarily due to International Plaza.

Unconsolidated Joint Ventures

        Total revenues for the three months ended March 31, 2005 were $70.9 million, a $9.1 million or 11.4% decrease from the comparable period in 2004. Minimum rents decreased primarily due to the consolidation of International Plaza, which was partially offset by increases in occupancy, as well as income from specialty retailers and temporary tenants. Expense recoveries decreased primarily due to International Plaza. Other revenue increased primarily due to an increase in lease cancellation revenue.

        Total operating expenses decreased by $8.1 million to $52.3 million for the three months ended March 31, 2005. Recoverable expenses decreased primarily due to International Plaza. Other operating expense increased primarily due to increases in development-related costs, professional fees, and bad debt expense, which were partially offset by International Plaza. Interest expense decreased primarily due to International Plaza and the payoff of debt on Woodland and Stamford Town Center. Depreciation expense decreased primarily due to International Plaza.

        As a result of the foregoing, income of the Unconsolidated Joint Ventures decreased by $1.1 million to $18.5 million. Our equity in income of the Unconsolidated Joint Ventures was $9.1 million, a $0.5 million decrease from the comparable period in 2004.

Net Income

        Our income before minority and preferred interests decreased by $1.0 million to $18.2 million for 2005. After allocation of income to minority and preferred interests, the net income allocable to common shareowners for 2005 was $2.3 million compared to $3.8 million in the comparable period in 2004.

Reconciliation of Net Income to Funds from Operations

	Three Months Ended March 31
	2005	2004
	(in millions of dollars)
Net income allocable to common shareowners	2.3	3.8

Add (less) depreciation and amortization (1):
Consolidated businesses at 100%	29.3	24.0
Minority partners in consolidated joint ventures	(2.0)	0.1
Share of unconsolidated joint ventures	7.9	8.6
Non-real estate depreciation	(0.6)	(0.6)

Add minority interests in TRG:
Minority share of income of TRG	5.2	5.6
Distributions in excess of minority share of income of TRG	4.0	3.2

Funds from Operations - TRG (2)	46.0	44.7

Funds from Operations - TCO (2)	28.2	27.3

(1)	Depreciation includes $2.8 million and $2.0 million of mall tenant allowance amortization for the three months ended March 31, 2005 and 2004, respectively. Depreciation also includes TRG’s beneficial interest in depreciation of center replacement assets recoverable from tenants of $1.8 million and $1.9 million for the three months ended March 31, 2005 and 2004, respectively.
(2)	FFO for the three months ended March 31, 2004 has been restated from previously reported amounts to include the add-back of depreciation of center replacement assets recoverable from tenants. TCO’s share of TRG’s FFO is based on an average ownership of 61% during the three months ended March 31, 2005 and 2004.
(3)	Amounts in this table may not add due to rounding.

Reconciliation of Net Income to Beneficial Interest in EBITDA

	Three Months Ended March 31
	2005	2004
	(in millions of dollars)
Net income allocable to common shareowners	2.3	3.8

Add (less) depreciation and amortization:
Consolidated businesses at 100%	29.3	24.0
Minority partners in consolidated joint ventures	(2.0)	0.1
Share of unconsolidated joint ventures	7.9	8.6

Add minority interests in TRG:
Minority share of income of TRG	5.2	5.6
Distributions in excess of minority share of income of TRG	4.0	3.2

Add (less) preferred interests and interest expense:
Preferred dividends and distributions	6.8	6.4
Interest expense for all businesses	42.3	42.8
Interest expense allocable to minority partners in
consolidated joint ventures	(1.3)	(0.3)
Interest expense allocable to outside partners in
unconsolidated joint ventures	(7.4)	(9.6)

Beneficial interest in EBITDA - TRG (2)	87.0	84.6

(1)	Amounts in this table may not add due to rounding.
(2)	Beneficial interest in EBITDA for the three months ended March 31, 2004 has been restated from previously reported amounts to include the add-back of depreciation of center replacement assets recoverable from tenants.

Liquidity and Capital Resources

        In the following discussion, references to beneficial interest represent the Operating Partnership’s share of the results of its consolidated and unconsolidated businesses. We do not have, and have not had, any parent company indebtedness; all debt discussed represents obligations of the Operating Partnership or its subsidiaries and joint ventures.

        Capital resources are required to maintain our current operations, complete construction on Northlake Mall, which is currently under development, pay dividends, and fund planned capital spending for future developments and other commitments and contingencies. We believe that our net cash provided by operating activities, distributions from our joint ventures, the unutilized portions of our credit facilities, and our ability to access the capital markets assure adequate liquidity to meet current and future cash requirements and will allow us to conduct our operations in accordance with our dividend and financing policies. The following sections contain information regarding our recent capital transactions and sources and uses of cash; beneficial interest in debt and sensitivity to interest rate risk; contractual obligations; covenants, commitments, and contingencies; and historical capital spending. We then provide information regarding our anticipated future capital spending.

Summaries of 2005 Capital Activities and Transactions

        As of March 31, 2005, we had a consolidated cash balance of $31.4 million. Additionally, we have a secured $350 million line of credit. This line had $135.0 million of borrowings as of March 31, 2005. We also have available a second secured bank line of credit of up to $40 million. This line had $10.6 million outstanding as of March 31, 2005. Both lines of credit mature in February 2008.

Operating Activities

        Our net cash provided by operating activities was $28.9 million in 2005, compared to $3.2 million in 2004. In 2005, increases in cash from 2004 related primarily to increases in rents and additional operating cash flows due to International Plaza, which we began consolidating upon the acquisition of a controlling interest in the center. Additionally, in 2004, a swap agreement on the Beverly financing was settled and costs relating to the unsolicited tender offer were paid; similar payments were not made in 2005.

Investing Activities

        Net cash used in investing activities was $25.5 million in 2005 compared to $46.7 million in 2004. Cash used in investing activities was impacted by the timing of capital expenditures, with additions to properties in 2005 and 2004 for the construction of Northlake Mall, as well as other development activities and other capital items. A tabular presentation of 2005 capital spending is shown in Capital Spending. During 2004, $3.3 million was used to acquire an additional interest in Beverly Center. Contributions to Unconsolidated Joint Ventures of $8.0 million in 2005 were made primarily to fund construction at Waterside Shops at Pelican Bay and the purchase of an anchor space at Stamford Town Center, while $33.0 million was contributed in 2004 in connection with the payoff of Woodland’s debt.

        Sources of cash used in funding these investing activities included distributions from Unconsolidated Joint Ventures, as well as the transactions described under Financing Activities. Distributions in excess of earnings from Unconsolidated Joint Ventures provided $4.0 million in 2005 and $6.9 million in 2004. Net proceeds from sales of peripheral land were $3.3 million and $5.4 million in 2005 and 2004, respectively. The timing of land sales is variable and proceeds from land sales can vary significantly from period to period.

Financing Activities

        Net cash used in financing activities was $1.2 million in 2005, compared to $31.4 million of cash provided in 2004. Net cash provided by financing activities was determined by the cash requirements of the investing activities described in the preceding section. Proceeds from the issuance of debt, net of payments and issuance costs, were $22.0 million in 2005, compared to $56.2 million in 2004. Issuance of stock pursuant to the Continuing Offer related to the exercise of employee options contributed $38 thousand in 2005 and $1.2 million in 2004. Issuance of partnership units related to the exercise of employee options contributed $6.7 million and $2.6 million in 2005 and 2004, respectively. Total dividends and distributions paid were $29.8 million and $28.7 million in 2005 and 2004, respectively.

Beneficial Interest in Debt

        At March 31, 2005, the Operating Partnership’s debt and its beneficial interest in the debt of its Consolidated and Unconsolidated Joint Ventures totaled $2,401.0 million with an average interest rate of 5.74% excluding amortization of debt issuance costs and the effects of interest rate hedging instruments. These costs are reported as interest expense in the results of operations. Interest expense for the three months ended March 31, 2005 includes $0.15 million of non-cash amortization relating to acquisitions. On an annualized basis, interest expense from non-cash amortization relating to acquisitions is equal to $0.6 million, or 0.03% of the average all-in rate. Included in beneficial interest in debt is debt used to fund development and expansion costs. Beneficial interest in construction work in process totaled $182.2 million as of March 31, 2005, which includes $176.4 million of assets on which interest is being capitalized. Beneficial interest in capitalized interest was $2.4 million for the three months ended March 31, 2005. The following table presents information about our beneficial interest in debt as of March 31, 2005 (amounts may not add due to rounding):

	Amount	Interest Rate Including Spread		LIBOR Swap Rate

	(in millions)
Fixed rate debt	$ 1,736.5	6.08	% (1)

Floating rate debt:
Swapped through April 2005	100.0	6.75		5.25%
Floating month to month	564.5	4.51	(1)

Total floating rate debt	$ 664.5	4.84	(1)

Total beneficial interest in debt	$ 2,401.0	5.74	(1)

Amortization of financing costs (2)		0.31%

Average all-in rate		6.05%

(1)	Represents weighted average interest rate before amortization of financing costs.
(2)	Financing costs include financing fees, interest rate cap premiums, and losses on settlement of derivatives used to hedge the refinancing of certain fixed rate debt.

        In addition, as of March 31, 2005, $287.5 million of our beneficial interest in floating rate debt is covered under interest rate cap agreements with LIBOR cap rates ranging from 4.6% to 7.0% with terms ending February 2006 through July 2006.

Sensitivity Analysis

        We have exposure to interest rate risk on our debt obligations and interest rate instruments. We use derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. We routinely use cap, swap, and treasury lock agreements to meet these objectives. Based on the Operating Partnership’s beneficial interest in floating rate debt in effect at March 31, 2005, excluding debt fixed under interest rate swaps, a one percent increase or decrease in interest rates on this floating rate debt would decrease or increase cash flows by approximately $6.6 million and, due to the effect of capitalized interest, annual earnings by approximately $5.9 million. Based on our consolidated debt and interest rates in effect at March 31, 2005, a one percent increase in interest rates would decrease the fair value of debt by approximately $61.9 million, while a one percent decrease in interest rates would increase the fair value of debt by approximately $66.1 million.

Contractual Obligations

        In conducting our business, we enter into various contractual obligations, including those for debt, capital leases for property improvements, operating leases for office space and land, purchase obligations (primarily for construction), and other long-term commitments. Disclosure of these items is contained in our Annual Report on Form 10-K. Updates of the 10-K disclosures for debt obligations and planned capital spending, which can vary significantly from period to period, as of March 31, 2005 are provided in the table below:

	Payments due by period

	Total	Less than 1 year (2005)	1-3 years (2006-2007)	3-5 years (2008-2009)	More than 5 years (2010+)

	(in millions of dollars)
Debt (1):
Lines of credit	145.6			145.6
Property level debt	1,806.6	59.7	519.4	453.3	774.3
Interest payments	514.3	80.1	175.5	118.4	140.3
Purchase obligations -
Planned capital spending (2)	116.6	116.6

(1)	The settlement periods for debt do not consider extension options. Amounts relating to interest on floating rate debt are calculated based on the debt balances and interest rates as of March 31, 2005.
(2)	As of March 31, 2005, we were contractually liable for $30.2 million of this planned spending. See Planned Capital Spending for detail regarding planned funding.
(3)	Amounts in this table may not add due to rounding.

        In May 2004, we entered into a series of agreements related to a project at the Town of Oyster Bay, New York (see Planned Capital Spending). The property is being developed in a build-to-suit structure to facilitate a 1031 like-kind exchange in order to provide flexibility for disposing of assets in the future. While we have no specific asset sale in mind, we are committed to recycling our capital over time and believe that this planning will facilitate future transactions. A third party acquired our option to purchase land at the Town of Oyster Bay, New York and reimbursed us for our project costs to date. Subsequently, the third party acquired the land and became the owner of the project. We are the developer of the project and have an option to purchase the project. The owner will provide 3% of project funding and will lease the property to a wholly owned subsidiary of the Operating Partnership. A senior lender will provide 62% of the project costs at a rate of LIBOR plus 2.0%. We will provide 35% of the project funding under a junior subordinated financing at LIBOR plus 2.75% to the owner. We will also guarantee the lease payments and the completion of the project. The lease payments are structured to cover debt service on the senior loan, junior loan, a return (greater of LIBOR plus 4.0% or 8.0%) on the owner’s 3% equity investment during the term of the lease, and repayment of the principal and 3% equity contribution upon termination. As of March 31, 2005, the balances of the senior loan and owner equity contribution were $46.1 million and $2.2 million, respectively; the senior loan is limited to a total commitment of $62 million until municipal approvals have been obtained. We consolidate the owner and other entities described above and the junior loan and other intercompany transactions are eliminated in consolidation.

Loan Commitments and Guarantees

        Certain loan agreements contain various restrictive covenants, including minimum net worth requirements, minimum debt service coverage ratios, a maximum payout ratio on distributions, a minimum fixed charges coverage ratio, a minimum interest coverage ratio, a maximum leverage ratio, and a minimum debt yield ratio, the latter two being the most restrictive. The Operating Partnership is in compliance with all of its covenants.

        Certain debt agreements, including all construction facilities, contain performance and valuation criteria that must be met for the loans to be extended at the full principal amounts; these agreements provide for partial prepayments of debt to facilitate compliance with extension provisions.

        Payments of principal and interest on the loans in the following table are guaranteed by the Operating Partnership as of March 31, 2005.

Center	Loan balance as of 3/31/05	TRG's beneficial interest in loan balance as of 3/31/05	Amount of loan balance guaranteed by TRG as of 3/31/05	% of loan balance guaranteed by TRG	% of interest guaranteed by TRG

	(in millions of dollars)
Dolphin Mall	142.9	142.9	142.9	100%	100%
The Mall at Millenia	1.5	0.8	0.8	50	50
Northlake Mall	54.8	54.8	54.8	100	100
The Mall at Wellington Green	140.0	126.0	140.0	100	100
The Shops at Willow Bend	146.4	146.4	146.4	100	100

        The Northlake Mall loan agreement provides for a reduction of the amounts guaranteed as certain center performance and valuation criteria are met.

        Payments of rent and all other sums payable related to the Oyster Bay agreements are guaranteed by the Operating Partnership. As of March 31, 2005, the balances of the senior loan and owner equity contribution (see Contractual Obligations) were $46.1 million and $2.2 million, respectively.

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

        Based on a market value at March 31, 2005 of $27.74 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $705 million. The purchase of these interests at March 31, 2005 would have resulted in our owning an additional 31% interest in the Operating Partnership.

Capital Spending

        Capital spending for routine maintenance of the shopping centers is generally recovered from tenants. Capital spending through March 31, 2005 not recovered from tenants is summarized in the following table:

	2005 (1)

	Consolidated Businesses		Beneficial Interest in Consolidated Businesses		Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures

	(in millions of dollars)
Development, renovation, and expansion:
Existing centers	0.1		0.1		9.7	4.4
New centers	15.4	(2)	15.4	(2)
Pre-construction development activities	4.2	(3)	4.2	(3)
Mall tenant allowances (4)	4.0		3.8		1.7	0.9
Corporate office improvements and
equipment	0.5		0.5
Other	0.3		0.3		0.3	0.1

Total	24.6		24.5		11.7	5.4

(1)	Costs are net of intercompany profits and are computed on an accrual basis.
(2)	Primarily includes costs related to Northlake Mall.
(3)	Primarily includes project costs of Oyster Bay.
(4)	Excludes initial lease-up costs.
(5)	Amounts in this table may not add due to rounding.

        For the three months ended March 31, 2005, in addition to the costs above, we incurred our $0.9 million share of Consolidated Businesses’ and $0.3 million share of Unconsolidated Joint Ventures’ capitalized leasing costs. Our share of the Consolidated Businesses’ asset replacement costs that will be reimbursed by tenants was $0.2 million.

        The following table presents a reconciliation of the Consolidated Businesses’ capital spending shown above to cash additions to properties as presented in our Consolidated Statement of Cash Flows for the quarter ended March 31, 2005:

(in millions)

Consolidated Businesses' capital spending not recovered from tenants	$24.6
Asset replacement costs reimbursable by tenants	0.1
Differences between cash and accrual basis	0.0

Additions to properties	$24.7

Planned Capital Spending

        In January 2005, we entered into an agreement to invest in The Pier at Caesars (“The Pier”), located in Atlantic City, New Jersey, from Gordon Group Holdings LLC (“Gordon”), who is developing the center. The Pier is currently under construction, and is expected to open in 2006. Under the agreement, we will have a 30% interest in The Pier. Our capital contribution in The Pier will be made in three steps, with the initial investment of $4 million made at closing. A second payment equal to 70% of our projected required total investment (less the initial $4 million payment) is expected to be made within six months after the project opens. The third and final payment will be made shortly after the completion of the project’s stabilization year (2007) based on its actual net operating income (NOI) and debt levels. Our total capital contribution will be computed at a price to be calculated at a seven percent capitalization rate. Depending on the performance of the project, we expect our total cash investment to be in the range of $30 million to $35 million. During construction of the project, Gordon will loan the venture the funding for capital expenditures in excess of the construction loan financing. Interest on the loan will be accruable at the short-term applicable federal rate (AFR) under Section 1274(d) of the Internal Revenue Code and will be repaid before any distributions to the venture partners. The contributions of the Company will be used to repay the principal portion of the loan. Consequently, the Company expects that its share of distributions and income will initially be less than its residual 30% interest.

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

        In 2004, we signed a conditional letter of intent regarding a future development in Salt Lake City, Utah. The project would be a reconfiguration of two existing properties, and although the ownership structure and amount of our investment have not yet been finalized, construction is anticipated to begin during the remainder of 2005.

        We are also working on a project to build an approximately 600,000 square foot center, Partridge Creek Fashion Park, in southeastern Michigan. Although a final determination has not been made to go forward with the project, if certain conditions are met and municipal approvals are obtained, we would expect to begin construction in 2005 for a likely 2007 opening.

        We have progressed on the replacement of the four Lord & Taylor stores that were part of May’s July 2003 announcement to close 32 stores in certain geographic regions – refer to “Recent Events”. Together, our share of all costs anticipated for the complete replacement of these four Lord & Taylor stores is expected to be just over $20 million. This amount includes buyout costs, build out costs, tenant allowances, and an estimate for potential costs at Willow Bend. For this investment, we expect to earn a return of over 10%.

        We have announced plans for the addition of a 165,000 square foot Nordstrom, a 60,000 square foot expansion and renovation of Marshall Field’s, and approximately 90,000 square feet of additional new store space at Twelve Oaks Mall. Construction is expected to begin in early 2006 and be completed by fall 2007. While the budget for the expansion has not been finalized, the cost is estimated to be in the range of $50 million to $60 million.

        In addition, at Stamford Town Center we purchased the Filene’s store, which closed in January 2005. The former Filene’s building will be demolished to make way for a mix of retail uses. Plans for the new retail mix are still under discussion. Construction is expected to begin in early 2006, with a 2007 anticipated completion.

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

        Construction has begun on an expansion and renovation at Waterside Shops at Pelican Bay. The expansion will increase the size of the center to 282,000 square feet and will cost approximately $51 million. We expect a return of approximately 11% on our $13 million share of project costs. The project is scheduled to be completed in October 2005.

        Our approximately $79 million balance of development pre-construction costs as of March 31, 2005 consists of costs relating to our Oyster Bay project in the Town of Oyster Bay, New York. Both Neiman Marcus and Lord & Taylor have committed to the project and retailer interest has been very strong. Although we still need to obtain the necessary entitlement approvals to move forward with the project, we are encouraged by six straight favorable court decisions. In February 2005, we had our hearing on the seventh round of court actions, and are awaiting the ruling. We expect continued success with the ongoing litigation, but if we are ultimately unsuccessful in the litigation process, it is anticipated that our recovery on this asset would be significantly less than our current investment. Given the current status, we believe the center could open as early as 2007 and we are hopeful that we will begin construction soon. The acquisition of the land occurred in May 2004 and we have completed the demolition of the existing industrial buildings on the site. The returns on this project will be somewhat lower than our normal targets due to the significant pre-development and construction costs on this site.

        The following table summarizes planned capital spending, which is not recovered from tenants, assumes no acquisitions during 2005, and excludes the capital contribution related to The Pier (above), as well as costs related to Partridge Creek Fashion Park and the future development in Salt Lake City:

	2005 (1)

	Consolidated Businesses		Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures		Beneficial Interest in Unconsolidated Joint Ventures

	(in millions of dollars)
Development, renovation, and expansion	93.9	(2)	93.9	78.9	(3)	22.0
Mall tenant allowances	16.4		16.0	12.8		6.5
Pre-construction development and other	30.9	(4)	30.9	0.4		0.2

Total	141.2		140.7	92.1		28.7

(1)	Costs are net of intercompany profits.
(2)	Primarily includes costs related to Northlake Mall.
(3)	Primarily includes costs related to the expansion and renovation of Waterside Shops at Pelican Bay.
(4)	Primarily includes costs related to the Oyster Bay project described above.
(5)	Amounts in this table may not add due to rounding.

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

        On March 1, 2005, we declared a quarterly dividend of $0.285 per common share payable April 20, 2005 to shareowners of record on March 31, 2005. The Board of Directors also declared a quarterly dividend of $0.51875 per share on our 8.3% Series A Preferred Stock, paid March 31, 2005 to shareowners of record on March 21, 2005. We also declared a quarterly dividend of $0.50 per share on our 8% Series G Preferred Stock, also paid March 31, 2005 to shareowners of record on March 21, 2005.

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

        There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

        As a result of an unsolicited tender offer initiated in 2003, there remain two shareholder class and derivative actions. Counsel for the plaintiffs in those cases and counsel for defendants have agreed to present to the Court for its approval a settlement of both cases, the terms of which are not material to the Company.

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

Item 6. Exhibits

4 10(a) 10(b) 12 31(a) 31(b) 32(a) 32(b) 99	-- -- -- -- -- -- -- -- --	Amendment to Secured Revolving Credit Agreement dated as of March 31, 2005, among The
Taubman Realty Group Limited Partnership and Eurohypo AG, New York Branch.

Change of Control Employment Agreement by and between Taubman Centers, Inc.,
Taubman Realty Group Limited Partnership, and Lisa A. Payne.

Form of Change of Control Agreement.

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

Date: May 4, 2005	TAUBMAN CENTERS, INC. By: /s/ Lisa A. Payne Lisa A. Payne Executive Vice President, Chief Financial and Administrative Officer, and Director (Principal Financial Officer)