Form 10-Q
period 2005-06-30
TAUBMAN CENTERS INC
filed 2005-07-29
CIK 890319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2005
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

        As of July 28, 2005, there were outstanding 50,716,638 shares of the Company’s common stock, par value $0.01 per share.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

The following consolidated financial statements of Taubman Centers, Inc. (the Company) are provided pursuant to the requirements of this item.

TAUBMAN CENTERS, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	June 30 2005	December 31 2004
Assets:
Properties	$2,980,583	$2,936,964
Accumulated depreciation and amortization	(603,932)	(558,891)

	$2,376,651	$2,378,073
Investment in Unconsolidated Joint Ventures (Note 5)	134,878	129,934
Cash and cash equivalents (Note 6)	37,045	29,081
Accounts and notes receivable, less allowance for doubtful accounts of $7,811
and $8,661 in 2005 and 2004	32,307	32,124
Accounts and notes receivable from related parties	1,858	1,636
Deferred charges and other assets	60,222	61,586

	$2,642,961	$2,632,434

Liabilities:
Notes payable (Note 6)	$1,979,072	$1,930,439
Accounts payable and accrued liabilities	212,079	223,331
Dividends and distributions payable	14,487	13,892
Distributions in excess of investments in and net income of Unconsolidated
Joint Ventures (Note 5)	99,879	106,367

	$2,305,517	$2,274,029
Commitments and contingencies (Notes 6, 8, and 9)

Preferred Equity of TRG (Notes 1 and 7)	$29,217	$29,217

Partners' Equity of TRG allocable to minority partners (Note 1)

Shareowners' Equity:
Series A Cumulative Redeemable Preferred Stock, $0.01 par value, 8,000,000 shares authorized, $200 million liquidation preference, 8,000,000 shares
issued and outstanding at June 30, 2005 and December 31, 2004	$80	$80
Series B Non-Participating Convertible Preferred Stock, $0.001 par and
liquidation value, 40,000,000 shares authorized, 30,343,471 and 29,714,937
shares issued and outstanding at June 30, 2005 and December 31, 2004	30	30
Series G Cumulative Redeemable Preferred Stock, 4,000,000 shares authorized, no par, $100 million liquidation preference, 4,000,000 shares issued and outstanding at June 30, 2005 and December 31, 2004
Series H Cumulative Redeemable Preferred Stock, 3,480,000 shares authorized, no par, $87 million liquidation preference, no shares issued or outstanding at June 30, 2005 or December 31, 2004 (Note 7)
Common Stock, $0.01 par value, 250,000,000 shares authorized, 50,697,418 and 48,745,625 shares issued and outstanding at June 30, 2005 and
December 31, 2004	507	487
Additional paid-in capital	737,826	729,481
Accumulated other comprehensive income (loss)	(9,893)	(11,387)
Dividends in excess of net income	(420,323)	(389,503)

	$308,227	$329,188

	$2,642,961	$2,632,434

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Three Months Ended June 30

	2005	2004
Revenues:
Minimum rents	$63,300	$54,009
Percentage rents	721	70
Expense recoveries	38,658	32,990
Management, leasing, and development services	3,334	5,245
Other	11,576	6,623

	$117,589	$98,937

Operating Expenses:
Recoverable expenses	$35,491	$30,673
Other operating	13,600	8,683
Costs related to unsolicited tender offer, net of recoveries (Note 4)		(44)
Management, leasing, and development services	2,125	4,985
General and administrative	7,786	5,322
Interest expense	26,492	23,153
Depreciation and amortization	30,240	23,512

	$115,734	$96,284

Income before equity in income of Unconsolidated Joint Ventures, discontinued
operations, and minority and preferred interests	$1,855	$2,653
Equity in income of Unconsolidated Joint Ventures (Note 5)	9,372	8,779

Income before discontinued operations and minority and preferred interests	$11,227	$11,432
Discontinued operations-net gain on disposition of interest in center		153

Income before minority and preferred interests	$11,227	$11,585
Minority interest in consolidated joint ventures	(10)	(7)
Minority interest in TRG:
TRG income allocable to minority partners	(2,364)	(2,664)
Distributions in excess of income allocable to minority partners	(6,602)	(6,192)
TRG Series C, D, and F preferred distributions (Notes 1 and 7)	(615)	(2,489)

Net income	$1,636	$233
Series A and G preferred stock dividends	(6,150)	(4,150)

Net income (loss) allocable to common shareowners	$(4,514)	$(3,917)

Net income	$1,636	$233
Other comprehensive income:
Unrealized gain on interest rate instruments	139	2,828
Reclassification adjustment for amounts recognized in net income	336	315

Comprehensive income	$2,111	$3,376

Basic and diluted earnings per common share (Note 10):
Income (loss) from continuing operations	$(0.09)	$(0.08)

Net income (loss)	$(0.09)	$(0.08)

Cash dividends declared per common share	$0.285	$0.27

Weighted average number of common shares outstanding	50,520,169	49,089,844

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Six Months Ended June 30

	2005	2004
Revenues:
Minimum rents	$126,378	$107,646
Percentage rents	2,417	1,103
Expense recoveries	73,295	63,990
Management, leasing, and development services	5,534	10,229
Other	21,804	17,301

	$229,428	$200,269

Operating Expenses:
Recoverable expenses	$67,188	$58,459
Other operating	24,102	16,835
Costs related to unsolicited tender offer, net of recoveries (Note 4)		(1,044)
Management, leasing, and development services	3,320	9,781
General and administrative	13,745	11,780
Interest expense	52,032	45,725
Depreciation and amortization	58,040	46,471

	$218,427	$188,007

Income before equity in income of Unconsolidated Joint Ventures, discontinued
operations, and minority and preferred interests	$11,001	$12,262
Equity in income of Unconsolidated Joint Ventures (Note 5)	18,442	18,372

Income before discontinued operations and minority and preferred interests	$29,443	$30,634
Discontinued operations-net gain on disposition of interest in center		153

Income before minority and preferred interests	$29,443	$30,787
Minority interest in consolidated joint ventures	(16)	(185)
Minority interest in TRG:
TRG income allocable to minority partners	(7,529)	(8,283)
Distributions in excess of income allocable to minority partners	(10,612)	(9,416)
TRG Series C, D, and F preferred distributions (Notes 1 and 7)	(1,230)	(4,739)

Net income	$10,056	$8,164
Series A and G preferred stock dividends	(12,300)	(8,300)

Net income (loss) allocable to common shareowners	$(2,244)	$(136)

Net income	$10,056	$8,164
Other comprehensive income (loss):
Realized loss on interest rate instruments		(6,054)
Unrealized gain on interest rate instruments	839	4,688
Reclassification adjustment for amounts recognized in net income	655	630

Comprehensive income	$11,550	$7,428

Basic and diluted earnings per common share (Note 10):
Income (loss) from continuing operations	$(0.04)	$0.00

Net income (loss)	$(0.04)	$0.00

Cash dividends declared per common share	$0.57	$0.54

Weighted average number of common shares outstanding	50,084,438	49,643,212

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Six Months Ended June 30

	2005	2004
Cash Flows From Operating Activities:
Income before minority and preferred interests	$29,443	$30,787
Adjustments to reconcile income before minority and preferred interests to net cash provided by operating activities:
Depreciation and amortization	58,040	46,471
Depreciation included in recoverable expenses	2,953	2,065
Provision for losses on accounts receivable	2,293	1,788
Gains on sales of land and land-related rights	(4,833)	(4,850)
Settlement of swap agreement		(6,054)
Other	2,377	2,197
Increase (decrease) in cash attributable to changes in assets and liabilities:
Receivables, deferred charges and other assets	(3,168)	(3,084)
Accounts payable and other liabilities	(7,932)	(20,129)

Net Cash Provided by Operating Activities	$79,173	$49,191

Cash Flows From Investing Activities:
Additions to properties	$(59,131)	$(60,138)
Proceeds from sales of land and land-related rights	4,251	7,064
Acquisition of interests in centers (Note 3)		(3,288)
Contributions to Unconsolidated Joint Ventures	(26,806)	(33,000)
Distributions from Unconsolidated Joint Ventures in excess of income	15,562	12,698

Net Cash Used In Investing Activities	$(66,124)	$(76,664)

Cash Flows From Financing Activities:
Debt proceeds	$248,736	$783,376
Debt payments	(199,803)	(677,929)
Debt issuance costs	(912)	(7,644)
Issuance of common stock and/or partnership units in connection with
incentive option plan (Note 8)	6,701	3,831
Issuance of preferred equity (Note 7)		29,230
Repurchase of common stock (Note 7)		(50,178)
Distributions to minority and preferred interests	(19,371)	(22,438)
Cash dividends to preferred shareowners	(12,300)	(8,300)
Cash dividends to common shareowners	(28,136)	(27,106)

Net Cash Provided By (Used In) Financing Activities	$(5,085)	$22,842

Net Increase (Decrease) In Cash and Cash Equivalents	$7,964	$(4,631)

Cash and Cash Equivalents at Beginning of Period	29,081	30,403

Cash and Cash Equivalents at End of Period	$37,045	$25,772

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Interim Financial Statements

General

        Taubman Centers, Inc. (the Company or TCO), a real estate investment trust, or REIT, is the managing general partner of The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG). The Operating Partnership is an operating subsidiary that engages in the ownership, management, leasing, acquisition, development, and expansion of regional retail shopping centers and interests therein. The Operating Partnership’s owned portfolio as of June 30, 2005 included 21 urban and suburban shopping centers in nine states. Two new centers are under construction in New Jersey and North Carolina.

        In 2005, the Company formed Taubman Asia, which will be the platform for its future expansion into the Asia-Pacific region. Taubman Asia is headquartered in Hong Kong and will seek opportunities in Asia to augment the Company’s existing development and acquisition activities.

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

        The Company is currently evaluating the recent EITF consensus on Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (Note 11).

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

        In June 2005, the Company authorized the issuance of an additional class of preferred stock (Series H). Dividends on the Series H Preferred Stock will also be cumulative and payable in arrears on or before the last day of each calendar quarter. The Company will own a corresponding Series H Preferred Equity interest in the Operating Partnership. The Series H Preferred Stock was issued in July 2005 (Notes 7 and 12).

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

The Operating Partnership

        At June 30, 2005, the Operating Partnership’s equity included three classes of preferred equity (Series A, F, and G) and the net equity of the partnership unitholders. Net income and distributions of the Operating Partnership are allocable first to the preferred equity interests, and the remaining amounts to the general and limited partners in the Operating Partnership in accordance with their percentage ownership. The Series A and Series G Preferred Equity are owned by the Company and are eliminated in consolidation. The Series F Preferred Equity is owned by an institutional investor. In July 2005, the Company invested in Series H Preferred Equity of the Operating Partnership to correspond with the Company’s Series H Preferred Stock (Note 12).

        Because the net equity of the Operating Partnership unitholders is less than zero, the interest of the noncontrolling unitholders is presented as a zero balance in the consolidated balance sheet as of June 30, 2005 and December 31, 2004. The income allocated to the noncontrolling unitholders is equal to their share of distributions. The net equity of the Operating Partnership is less than zero because of accumulated distributions in excess of net income and not as a result of operating losses. Distributions to partners are usually greater than net income because net income includes non-cash charges for depreciation and amortization.

        The Company’s ownership in the Operating Partnership at June 30, 2005 consisted of a 63% managing general partnership interest, as well as the Series A, and G Preferred Equity interests. The Company’s average ownership percentage in the Operating Partnership for the six months ended June 30, 2005 and 2004 was 62% and 61%, respectively. At June 30, 2005, the Operating Partnership had 81,074,098 units of partnership interest outstanding, of which the Company owned 50,697,418.

Finite Life Entity

        SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. At June 30, 2005, the Company held a controlling majority interest in a consolidated entity with a specified termination date in 2080. The minority owner’s interest in this entity is to be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entity. The estimated fair value of this minority interest was approximately $46.9 million at June 30, 2005, compared to a book value of zero.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 2 – Income Taxes

        The Company’s taxable REIT subsidiaries are subject to corporate level income taxes, which are provided for in the Company’s financial statements. The Company’s deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. The Company’s temporary differences primarily relate to deferred compensation and depreciation. During the three and six months ended June 30, 2005, the Company’s federal income tax expense was zero as a result of a net operating loss incurred from its taxable REIT subsidiaries. As of June 30, 2005, the Company had a net deferred tax asset of $3.1 million, after a valuation allowance of $10.0 million. As of December 31, 2004, the net deferred tax asset was $3.4 million, after a valuation allowance of $9.4 million.

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

        In July 2004, the Company acquired an additional 23.6% interest in International Plaza, increasing its ownership in the center to 50.1%. As a result of the acquisition, the Company has a controlling interest in the center and began consolidating its results as of the purchase date. Prior to the acquisition date, the Company accounted for International Plaza under the equity method of accounting. As of June 30, 2005, the Operating Partnership has a preferred investment in International Plaza of $29 million, on which an annual preferential return of 8.25% will accrue. In addition to the preferred return on the investment, the Operating Partnership is entitled to receive the balance of its preferred investment before any available cash will be utilized for distribution to the non-preferred partner.

        In January 2004, the Company purchased the additional 30% ownership of Beverly Center with consideration including both cash and the issuance of partnership units. The Company already recognized 100% of the financial results of the center in its financial statements.

        The Company’s approximately $87 million balance of development pre-construction costs as of June 30, 2005 primarily consists of costs relating to its Oyster Bay project in the Town of Oyster Bay, New York. We have a definitive agreement with Neiman Marcus and retailer interest has been very strong. Although the Company still needs to obtain the necessary entitlement approvals to move forward with the project, the Company is encouraged by six straight favorable court decisions. In February 2005, the Company had its hearing on the seventh round of court actions, and is awaiting the ruling. The Company expects continued success with the ongoing litigation, but if the Company is ultimately unsuccessful in the litigation process, it is anticipated that its recovery on this asset would be significantly less than its current investment. Given the current status, the Company believes the center could open as early as 2007 and the Company is hopeful that it will begin construction soon. The acquisition of the land occurred in May 2004 and the Company has completed the demolition of the existing industrial buildings on the site, which has been cleared and graded.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 4 – Unsolicited Tender Offer

        During the six months ended June 30, 2004 the Company received $1.0 million in insurance recoveries relating to an unsolicited tender offer and related litigation, which were withdrawn and ended in October 2003.

Note 5 — Investments in Unconsolidated Joint Ventures

        The Company has investments in joint ventures that own shopping centers. The Operating Partnership is the managing general partner or managing member of these Unconsolidated Joint Ventures, except for the ventures that own Arizona Mills, The Mall at Millenia, The Pier at Caesars, and Waterside Shops at Pelican Bay.

Shopping Center	Ownership as of June 30, 2005 and December 31, 2004
Arizona Mills	50%
Cherry Creek Shopping Center	50
Fair Oaks	50
The Mall at Millenia	50
The Pier at Caesars (under construction)	(Note 3)
Stamford Town Center	50
Sunvalley	50
Waterside Shops at Pelican Bay	25
Westfarms	79
Woodland	50

        The Company’s carrying value of its investments in Unconsolidated Joint Ventures differs from its share of the partnership equity reported in the combined balance sheet of the Unconsolidated Joint Ventures due to (i) the Company’s cost of its investment in excess of the historical net book values of the Unconsolidated Joint Ventures and (ii) the Operating Partnership’s adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the Unconsolidated Joint Ventures. The Company’s additional basis allocated to depreciable assets is recognized on a straight-line basis over 40 years. The Operating Partnership’s differences in bases are amortized over the useful lives of the related assets.

        In its consolidated balance sheet, the Company separately reports its investment in joint ventures for which accumulated distributions have exceeded investments in and net income of the joint ventures. The net equity of certain joint ventures is less than zero because distributions are usually greater than net income, as net income includes non-cash charges for depreciation and amortization.

        Combined balance sheet and results of operations information is presented in the following table for the Unconsolidated Joint Ventures, followed by the Operating Partnership’s beneficial interest in the combined information. The combined information of the Unconsolidated Joint Ventures as of June 30, 2005 excludes the balances of The Pier at Caesars, currently under construction (Note 3). Beneficial interest is calculated based on the Operating Partnership’s ownership interest in each of the Unconsolidated Joint Ventures. The accounts of International Plaza, formerly an Unconsolidated Joint Venture, are included in these results through the date of its acquisition (Note 3).

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	June 30 2005	December 31 2004
Assets:
Properties	$1,109,625	$1,080,482
Accumulated depreciation and amortization	(376,232)	(360,830)

	$733,393	$719,652
Cash and cash equivalents	24,252	25,173
Accounts and notes receivable	15,942	22,866
Deferred charges and other assets	26,453	26,213

	$800,040	$793,904

Liabilities and accumulated deficiency in assets:
Notes payable	$1,003,509	$1,008,604
Accounts payable and other liabilities	54,765	53,706
TRG's accumulated deficiency in assets	(165,662)	(176,396)
Unconsolidated Joint Venture Partners' accumulated
deficiency in assets	(92,572)	(92,010)

	$800,040	$793,904

TRG's accumulated deficiency in assets (above)	$(165,662)	$(176,396)
TRG's investment in The Pier at Caesars	4,619
TRG basis adjustments, including elimination of
intercompany profit	81,395	83,796
TCO's additional basis	114,647	116,167

Net investment in Unconsolidated Joint Ventures	$34,999	$23,567

Distributions in excess of investments in and net
income of Unconsolidated Joint Ventures	99,879	106,367

Investment in Unconsolidated Joint Ventures	$134,878	$129,934

	Three Months Ended June 30		Six Months Ended June 30

	2005	2004	2005	2004

Revenues	$70,742	$79,527	$141,611	$159,559

Recoverable and other operating expenses	$25,716	$29,132	$50,298	$57,377
Interest expense	16,742	19,405	33,517	39,586
Depreciation and amortization	10,002	14,172	21,378	27,065

Total operating costs	$52,460	$62,709	$105,193	$124,028

Net income	$18,282	$16,818	$36,418	$35,531

Net income allocable to TRG	$9,438	$8,559	$18,603	$18,228
Realized intercompany profit and TRG's
additional basis	694	980	1,359	1,664
Depreciation of TCO's additional basis	(760)	(760)	(1,520)	(1,520)

Equity in income of Unconsolidated Joint Ventures	$9,372	$8,779	$18,442	$18,372

Beneficial interest in Unconsolidated Joint Ventures'
operations:
Revenues less recoverable and other operating
expenses	$25,476	$27,278	$51,374	$55,144
Interest expense	(9,318)	(10,187)	(18,647)	(20,761)
Depreciation and amortization	(6,786)	(8,312)	(14,285)	(16,011)

Equity in income of Unconsolidated Joint Ventures	$9,372	$8,779	$18,442	$18,372

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 6 – Beneficial Interest in Debt and Interest Expense

        In May 2005, the Company completed a $200 million non-recourse refinancing of the existing $140 million loan on The Mall at Wellington Green. The ten year loan bears an all-in interest rate of 5.49%. The Company used the excess proceeds to pay down lines of credit.

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

	At 100%		At Beneficial Interest

	Consolidated Subsidiaries	Unconsolidated Joint Ventures	Consolidated Subsidiaries	Unconsolidated Joint Ventures

Debt as of:
June 30, 2005	$1,979,072	$1,003,509	$1,860,270	$560,533
December 31, 2004	1,930,439	1,008,604	1,816,751	563,490

Capital lease obligations:
June 30, 2005	$ 12,189	$ 2,340	$ 11,554	$ 1,285
December 31, 2004	14,167	2,145	13,381	1,228

Capitalized interest:
Six months ended June 30, 2005	$ 5,155		$ 5,155
Six months ended June 30, 2004	2,458		2,458

Interest expense:
Six months ended June 30, 2005	$ 52,032	$ 33,517	$ 49,382	$ 18,647
Six months ended June 30, 2004	45,725	39,586	45,212	20,761

        Payments of principal and interest on the loans in the following table are guaranteed by the Operating Partnership as of June 30, 2005.

Center	Loan balance as of 6/30/05	TRG's beneficial interest in loan balance as of 6/30/05	Amount of loan balance guaranteed by TRG as of 6/30/05	% of loan balance guaranteed by TRG	% of interest guaranteed by TRG

	(in millions of dollars)
Dolphin Mall	142.4	142.4	142.4	100%	100%
The Mall at Millenia	1.3	0.7	0.7	50	50
Northlake Mall	71.0	71.0	71.0	100	100
The Shops at Willow Bend	145.8	145.8	145.8	100	100

        The Northlake Mall loan agreement provides for a reduction of the amounts guaranteed as certain center performance and valuation criteria are met.

        Payments of rent and all other sums payable related to the Oyster Bay agreements are guaranteed by the Operating Partnership. As of June 30, 2005, the balances of the senior loan and owner equity contribution were $49.8 million and $2.4 million, respectively.

        The Company is required to escrow cash balances for specific uses stipulated by its lenders, including ground lease payments, taxes, insurance, debt service, capital improvements, leasing costs, and tenant allowances. As of June 30, 2005 and December 31, 2004 the Company’s cash balances restricted for these uses were $20.4 million and $9.7 million, respectively. Such amounts are included within cash and cash equivalents in the Company’s consolidated balance sheet.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 7 – Equity Transactions

        In June 2005, the Company authorized Series H Preferred Stock. In July 2005, proceeds from the issuance of $87 million in Series H Preferred Stock were used to redeem a portion of the existing Series A Preferred Stock (Note 12). The Series H Preferred Stock is redeemable five years after the date of its issuance.

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

Note 8 – Share-Based Compensation

        The Company provides certain share-based compensation through an incentive option plan, a long-term incentive plan, and non-employee directors’ stock grant and deferred compensation plans. All of the plans were designed to provide additional incentive for the achievement of financial goals and offer additional alignment of the interests of management and/or the directors with those of the shareholders. Additionally, the non-employee directors’ plans are intended to provide incentives for directors to continue to serve on the board and to attract new directors with outstanding qualifications. Descriptions of these plans, as well as other information about the Company’s share-based compensation, are provided below.

        The compensation cost that has been charged against income for the above-mentioned share-based compensation plans was $1.0 million for the six months ended June 30, 2005. Compensation cost capitalized as part of properties and deferred leasing costs for the six months ended June 30, 2005 was $0.2 million.

        As of June 30, 2005 and 2004, the Company had fully vested awards outstanding for 88 thousand and 311 thousand notional shares of stock, respectively, under a predecessor long-term performance compensation plan. These awards will be settled in cash based on a twenty day average of the market value of the Company’s common stock. The cash payment has been deferred by employees until retirement or termination. The liability for the eventual payout of these awards is marked to market quarterly based on the twenty day average of the Company’s stock price. During the six months ended June 30, 2005 and 2004, compensation cost of $0.5 million and $0.4 million was recognized relating to these awards, most of which was expensed.

Incentive Options

        The Company’s incentive option plan (the Option Plan), which is shareholder approved, permits the grant of options to employees of the Manager. The Operating Partnership’s units issued in connection with the Option Plan are exchangeable for shares of the Company’s common stock under the Continuing Offer (Note 9). As of June 30, 2005, options for 1.7 million Operating Partnership units may be issued under the Option Plan, of which 0.9 million are outstanding. Of the 0.9 million options outstanding, 0.6 million have vesting schedules with a third vesting at each of the third, fifth, and seventh years of the grant anniversary, if continuous service has been provided and certain conditions dependent on the Company’s market performance in comparison to its competitors have been met. Substantially all of the other 0.3 million options outstanding have vesting schedules with a third vesting at each of the first, second, and third years of the grant anniversary, if continuous service has been provided. The options have ten-year contractual terms.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

        The Company has initially estimated the value of the options issued in 2005 using a Black-Scholes valuation model based on the following assumptions: expected volatilities of 20.15% to 20.71%, expected dividends of 4.15% to 4.3%, expected terms of 5.25 years to 7.5 years, and risk-free rates of 3.81% to 4.13%. Expected volatility and dividend yields are based on historical volatility and yields of the Company’s stock, respectively, as well as other factors. The Company uses the mathematical average of the vesting periods and contractual lives as the expected term of options (i.e. the period of time that the options are expected to be outstanding). The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

        The Company is in the process of finalizing its valuations of certain 2005 options, giving effect to the vesting conditions that are dependent on the Company’s market performance in comparison to its competitors. The finalization of the valuations will not materially affect the compensation cost recognized during the three or six months ended June 30, 2005.

        A summary of option activity under the Option Plan as of June 30, 2005 and changes during the six months then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2005	559,442	$ 11.98
Granted	902,139	30.09	9.73
Exercised	(559,442)	11.98
Forfeited	(50,000)	29.38

Outstanding at June 30, 2005	852,139	$ 30.13	9.73

        The weighted-average grant-date fair value of options granted during the six months ended June 30, 2005 was $4.72 per share. The range of exercise prices for options outstanding at June 30, 2005 was $29.38 to $31.31. There were no options granted during 2004, while there were options for 312,012 units exercised during the six months ended June 30, 2004. As of June 30, 2004, there were options for 1.1 million units outstanding with a weighted average exercise price of $12.11, all of which were vested.

        The aggregate intrinsic value (the difference between the period end stock price and the option strike price) of options outstanding as of June 30, 2005 was $3.4 million. The total intrinsic value of options exercised during the periods ended June 30, 2005 and 2004 was $9.5 million and $3.6 million, respectively.

        Cash received from option exercises under the Option Plan for the six months ended June 30, 2005 and 2004 was $6.7 million and $3.8 million, respectively.

        All options outstanding at June 30, 2005 were nonvested. As of June 30, 2005, there was $3.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.8 years.

Long-Term Incentive Plan

        In May 2005, the Company’s shareholders approved the adoption of The Taubman Company 2005 Long-Term Incentive Plan (LTIP). The LTIP allows the Company to make grants of restricted stock units (RSU) to employees of the Company and its affiliates. An aggregate of 1.5 million shares of the Company’s common stock are available for issuance under the LTIP. Each RSU will represent the right to receive upon vesting one share of the Company’s common stock plus a cash payment equal to the aggregate cash dividends that would have been paid on such share of common stock from the date of grant of the award to the vesting date.

        During 2005, 140,440 RSU were issued, all of which were outstanding at June 30, 2005. The fair value of each RSU is equal to the number of shares valued at the Company’s stock price on the date of grant, which was $31.31 per RSU. These RSU vest on the third year anniversary of the grant, if continuous service has been provided for that period. Based on an analysis of historical employee turnover, the Company has made an annual forfeiture assumption of 2.4% of grants when recognizing compensation costs relating to the RSU.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

        All RSU outstanding at June 30, 2005 were nonvested. As of June 30, 2005, there was $3.6 million of total unrecognized compensation cost related to nonvested RSU outstanding under the LTIP. This cost is expected to be recognized over an average period of 2.7 years.

Non-Employee Directors’ Stock Grant and Deferred Compensation Plans

        In May 2005, the Company’s shareholders approved the adoption of the Taubman Centers, Inc. Non-Employee Directors’ Stock Grant Plan (SGP). The SGP provides for the annual grant to each non-employee director of the Company of shares of the Company’s common stock having a fair market value of $15 thousand. An aggregate of 50 thousand shares of the Company’s common stock are available for issuance under the SGP. Also in May, the Board of Directors of the Company approved the adoption of the Taubman Centers, Inc. Non-Employee Directors’ Deferred Compensation Plan (DCP). The DCP allows each non-employee director of the Company the right to defer the receipt of all or a portion of his or her annual director retainer until the termination of his or her service on the Company’s Board of Directors and for such deferred compensation to be denominated in restricted stock units, representing the right to receive shares of the Company’s common stock at the end of the deferral period. An aggregate of 175 thousand shares of the Company’s common stock are available for issuance under the DCP. During the deferral period, when the Company pays cash dividends on its common stock, the directors’ deferral accounts will be credited with additional restricted stock units based on the then-fair market value of the Company’s common stock.

        The fair value of each grant under the SGP is equal to the number of equivalent shares valued at the Company’s stock price on the date of grant. No restricted stock units under the DCP were outstanding at June 30, 2005.

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

        Based on a market value at June 30, 2005 of $34.09 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $867 million. The purchase of these interests at June 30, 2005 would have resulted in the Company owning an additional 31% interest in the Operating Partnership.

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

        In the fourth quarter of 2004, the Company ceased management of nine shopping centers and underwent a restructuring. A restructuring charge of $5.7 million was recognized in that period, substantially all of which represented employee severance payments and benefits. The remaining accrual for the unpaid balance of the restructuring charge was $0.2 million and $1.4 million as of June 30, 2005 and December 31, 2004, respectively.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Note 10 — Earnings Per Share

        Basic earnings per share amounts are based on the weighted average of common shares outstanding for the respective periods. Diluted earnings per share amounts are based on the weighted average of common shares outstanding plus the dilutive effect of common stock equivalents. Common stock equivalents include outstanding partnership units exchangeable for common shares under the Continuing Offer (Note 9), outstanding options for units of partnership interest under the Operating Partnership’s incentive option plan (Note 8), RSU under the LTIP and DCP (Note 8), and unissued partnership units under unit option deferral elections. In computing the potentially dilutive effect of these common stock equivalents, partnership units are assumed to be exchanged for common shares under the Continuing Offer, increasing the weighted average number of shares outstanding. The potentially dilutive effects of partnership units outstanding and/or issuable under the unit option deferral elections are calculated using the if-converted method, while the effects of other common stock equivalents are calculated using the treasury stock method.

        There were options for 0.9 million units of partnership interest outstanding and 0.1 million RSU outstanding under the LTIP that were excluded from the computation of diluted earnings per share in 2005, as their effect was antidilutive. Additionally, as of June 30, 2005, there were 12.7 million partnership units outstanding and 0.9 million unissued partnership units under unit option deferral elections currently receiving income allocations equal to distributions paid, which may be exchanged for common shares of the Company under the Continuing Offer (Note 9). These outstanding units and unissued units could only be dilutive to earnings per share if the minority interests’ ownership share of the Operating Partnership’s income was greater than their share of distributions.

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Income (loss) from continuing operations	$ (4,514)	$ (4,010)	$ (2,224)	$ (229)

Net income (loss) allocable to common
shareowners	$ (4,514)	$ (3,917)	$ (2,224)	$ (136)

Shares-basic and diluted	50,520,169	49,089,844	50,084,438	49,643,212

Income (loss) from continuing operations,
per share-basic and diluted	$ (0.09)	$ (0.08)	$ (0.04)	$ 0.00

Income (loss) per common share-basic
and diluted	$ (0.09)	$ (0.08)	$ (0.04)	$ 0.00

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 11 – New Accounting Pronouncements

        In June 2005, the FASB ratified the EITF’s consensus on Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” This consensus establishes the presumption that general partners in a limited partnership control that limited partnership regardless of the extent of the general partners’ ownership interest in the limited partnership. The consensus further establishes that the rights of the limited partners can overcome the presumption of control by the general partners, if the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. Whether the presumption of control is overcome is a matter of judgment based on the facts and circumstances, for which the consensus provides additional guidance. This consensus is currently applicable to the Company for new or modified partnerships, and will otherwise be applicable to existing partnerships in 2006. This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership. The Company is currently evaluating the effect of this consensus on its consolidation policies.

        In May 2005, the FASB issued Statement No. 154 “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3". This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. In the event of such impracticality, this Statement provides for other means of application. In the event the Company changes accounting principles, it will evaluate the impact of Statement No. 154.

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

Note 12 – Subsequent Event

        In July 2005, $87 million of Series H Preferred Stock were issued. This stock has a fixed 7.625% coupon and no stated maturity, sinking fund, or mandatory redemption requirements. The proceeds were used to redeem $87 million of the outstanding $200 million 8.3% Series A Cumulative Redeemable Preferred Stock. Offering costs of $2.7 million were incurred in connection with the new issuance. The Company will recognize a charge of $3.1 million in the third quarter of 2005, representing the difference between the carrying value and the redemption price of the Series A Preferred Stock redeemed.

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

General Background and Performance Measurement

        Taubman Centers, Inc. (“we”, “us”, “our” or “TCO”) owns a managing general partner’s interest in The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG), through which we conduct all of our operations. The Operating Partnership owns, develops, acquires, and operates regional shopping centers. The Consolidated Businesses consist of shopping centers that are controlled by ownership or contractual agreement, development projects for future regional shopping centers, variable interest entities for which we are the primary beneficiary, and The Taubman Company LLC (the Manager). Shopping centers owned through joint ventures that are not controlled by us but over which we have significant influence (Unconsolidated Joint Ventures) are accounted for under the equity method.

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

Current Operating Trends

        Tenant sales and sales per square foot information are operating statistics used in measuring the productivity of the portfolio and are based on reports of sales furnished by mall tenants. Our tenant sales statistics have continued to improve through the second quarter of 2005, with sales per square foot increasing 6.3% over the second quarter of 2004 and 7.0% for the year-to-date period. Tenant sales have increased every month over the past nine quarters. Sales directly impact the amount of percentage rents certain tenants and anchors pay. The effects of increases or declines in sales on our operations are moderated by the relatively minor share of total rents (approximately two percent) percentage rents represent. However, a sustained trend in sales does impact, either negatively or positively, our ability to lease vacancies and negotiate rents at advantageous rates.

        As anticipated, occupancy trends continued to show improvement in the second quarter of 2005. Ending occupancy increased to 88.7% from 86.5% in the second quarter of 2004, resulting in higher rental income. This was the fourth straight quarter of year-over-year occupancy gains. Occupancy gains during the remainder of the year are anticipated to be more moderate, due to the strong occupancy statistics achieved during the second half of 2004. Refer to “Seasonality” for occupancy and leased space statistics. Increased income from temporary in-line tenants and specialty leasing, which have become an integral part of our business, continues to contribute to growth. Temporary tenants, defined as those with lease terms less than 12 months, are not included in occupancy or leased space statistics. As of June 30, 2005, approximately 2.4% of space was occupied by temporary tenants, an increase of 0.4%, from 2.0% at June 30, 2004. Including temporary tenants, occupancy was 91.1% at June 30, 2005, an increase from 88.5% at June 30, 2004. Lease cancellation income can also moderate the effect of vacancies. During the second quarter of 2005, we recognized our approximately $2.5 million and $0.2 million share of the Consolidated Businesses’ and Unconsolidated Joint Ventures’ lease cancellation revenue. For 2005, we expect that our share of lease cancellation revenue may be as high as $8 million.

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

	Three Months Ended June 30		Six Months Ended June 30

	2005	2004	2005	2004
Average rent per square foot:
Consolidated Businesses	$41.72	$40.52	$41.60	$40.56
Unconsolidated Joint Ventures	42.52	42.48	42.54	42.56
Opening base rent per square foot:
Consolidated Businesses	$40.01	$44.76	$44.66	$45.15
Unconsolidated Joint Ventures	45.20	44.37	49.05	48.01
Square feet of GLA opened	256,587	236,856	650,495	467,778
Closing base rent per square foot:
Consolidated Businesses	$39.92	$38.13	$42.72	$42.92
Unconsolidated Joint Ventures	43.94	44.98	45.19	51.35
Square feet of GLA closed	231,263	201,008	782,723	569,036
Releasing spread per square foot:
Consolidated Businesses	$0.09	$6.63	$1.94	$2.23
Unconsolidated Joint Ventures	1.26	(0.61)	3.86	(3.34)

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

	1st Quarter 2004	2nd Quarter 2004	3rd Quarter 2004	4th Quarter 2004	Total 2004	1st Quarter 2005	2nd Quarter 2005

	(in thousands)

Mall tenant sales	$796,868	$833,223	$829,775	$1,268,144	$3,728,010	$885,891	$913,408
Revenues:
Consolidated Businesses	$101,332	$98,937	$110,901	$120,283	$431,453	$111,839	$117,589
Unconsolidated Joint Ventures	80,032	79,623	69,446	83,688	312,789	70,869	70,742
Occupancy:
Ending occupancy	86.2%	86.5%	87.9%	89.6%	89.6%	88.4%	88.7%
Average occupancy	86.4	86.3	87.3	89.2	87.4	88.6	88.5
Leased Space	89.3	89.4	90.2	90.7	90.7	90.5	90.9

        Because the seasonality of sales contrasts with the generally fixed nature of minimum rents and recoveries, mall tenant occupancy costs (the sum of minimum rents, percentage rents, and expense recoveries) relative to sales are considerably higher in the first three quarters than they are in the fourth quarter.

	1st Quarter 2004	2nd Quarter 2004	3rd Quarter 2004	4th Quarter 2004	Total 2004	1st Quarter 2005	2nd Quarter 2005

Consolidated Businesses:
Minimum rents	11.6%	11.1%	11.1%	7.8%	10.0%	10.8%	10.4%
Percentage rents	0.3		0.1	0.5	0.2	0.3	0.1
Expense recoveries	5.5	5.8	5.3	3.9	5.0	4.8	5.4

Mall tenant occupancy costs	17.4%	16.9%	16.5%	12.2%	15.2%	15.9%	15.9%

Unconsolidated Joint Ventures:
Minimum rents	10.9%	10.4%	11.2%	7.2%	9.7%	10.2%	10.0%
Percentage rents	0.4	0.1		0.5	0.3	0.3
Expense recoveries	4.9	4.6	4.3	4.0	4.4	4.0	4.3

Mall tenant occupancy costs	16.2%	15.1%	15.5%	11.7%	14.4%	14.5%	14.3%

Recent Events

        In April 2005, we announced the formation of Taubman Asia, which will be the platform for our future expansion into the Asia-Pacific region. Taubman Asia is headquartered in Hong Kong and will seek projects that leverage our strong retail planning, design and operational capabilities. We are currently evaluating opportunities in the region. We are working with Morgan Stanley Real Estate Fund on certain of these opportunities, including the previously announced New Songdo City project in Incheon, South Korea.

        In January 2005, we entered into an agreement and made an initial contribution relating to The Pier at Caesars, currently under construction. Refer to Liquidity and Capital Resources regarding The Pier.

        In July 2003, The May Department Stores Company (May) announced that it intends to divest 32 of its 86 Lord & Taylor stores, including four at our centers. In March 2005, we announced a plan to form a venture with May to find a replacement for the Lord & Taylor store at The Shops at Willow Bend, which closed in April 2005. Cherry Creek recently acquired the former Lord & Taylor building in connection with Nordstrom entering the center. The 120,000 square foot store is tentatively scheduled to open in fall 2006. At International Plaza, a 120,000 square foot Robb & Stucky furniture and design studio showroom opened in February 2005, occupying the first level and part of the second level of the former Lord & Taylor space. At the Mall at Wellington Green, a 140,000 square foot City Furniture and Ashley Furniture Home Store has signed a lease and is expected to open in October 2005.

Results of Operations

Openings and Acquisitions

        In July 2004, we acquired an additional 23.6% interest in International Plaza from an outside owner for $60.2 million in cash, increasing our ownership in the center to 50.1%. As a result of the acquisition, we have a controlling interest in the center and began consolidating its results as of the purchase date. Prior to the acquisition date, we accounted for International Plaza under the equity method of accounting. As of June 30, 2005, the Operating Partnership has a preferred investment in International Plaza of $29 million, on which an annual preferential return of 8.25% will accrue. In addition to the preferred return on our investment, the Operating Partnership is entitled to receive the balance of our preferred investment before any available cash will be utilized for distribution to the non-preferred partner.

        In January 2004, we purchased the additional 30% ownership of Beverly Center from Sheldon Gordon and the estate of E. Phillip Lyon for $3.3 million in cash and 276,724 of newly issued partnership units valued at $27.50 per unit. We already recognized 100% of the financial results of the center in our financial statements.

Debt and Equity Transactions

        In June 2005, we authorized a new series of preferred stock, our 7.625% Series H Cumulative Redeemable Preferred Stock. This stock has no stated maturity, sinking fund, or mandatory redemption requirements, and was issued in July 2005. Proceeds from the issuance of the Series H Preferred Stock were used to redeem $87 million of our outstanding $200 million 8.30% Series A Cumulative Redeemable Preferred Stock in July. Offering costs of $2.7 million were incurred in connection with the new issuance. Due to the difference in the rates, this redemption of the portion of the Series A Preferred Stock will reduce our annual preferred dividends paid by $0.6 million. Emerging Issues Task Force Topic D-42, “The Effect on the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock,” provides that any excess of the fair value of the consideration transferred to the holders of preferred stock redeemed over the carrying amount of the preferred stock should be subtracted from net earnings to determine net earnings available to common stockholders. As a result of application of Topic D-42, we will recognize a charge of $3.1 million in the third quarter of 2005, representing the difference between the carrying value and the redemption price of the shares of Series A Preferred Stock redeemed. After this charge, $4.0 million of the original Series A Preferred Stock offering costs remain and would be subject to Topic D-42 in future periods in the event the remainder of the Series A Preferred Stock were to be redeemed.

        In May 2005, we completed a $200 million non-recourse refinancing of the existing $140 million loan on The Mall at Wellington Green. The ten year loan bears an all-in interest rate of 5.49%. We used the excess proceeds to pay down lines of credit.

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

Share-Based Compensation

        As of June 30, 2005, we have certain share-based compensation plans: an incentive option plan, a long-term incentive plan, and non-employee directors’ stock grant and deferred compensation plans, which are described in Note 8 in our financial statements. The long-term incentive and non-employee director plans were adopted during the second quarter of 2005. We currently apply the fair value based method recognition provision of Statement No. 123 “Accounting for Stock-Based Compensation” for all compensation related to stock or options. Statement No. 123 requires the recognition of compensation cost using a fair value based method whereby compensation costs are measured at the grant date based on the value of the award and are recognized over the service period. Refer to Note 8 for further information about our valuation of our share-based compensation.

Unsolicited Tender Offer

        During the six months ended June 30, 2004 we recovered through our insurance $1.0 million of costs incurred in connection with the unsolicited tender offer and related litigation, which were withdrawn and ended during October 2003.

Restructuring

        In October 2004, The Mills Corporation finalized its acquisition of 50 percent interests in nine of the ten General Motors Pension Trusts’ (GMPT) shopping centers that we managed, completing a recapitalization of GMPT’s mall portfolio. In the fourth quarter of 2004, we ceased management of these centers and underwent a personnel restructuring. The impact on annual 2005 results of operations is expected to be a net reduction of income of approximately $4 million.

Planned Financing

        In June 2005, a lender agreed to lock the rate on $190 million of a planned refinancing of Cherry Creek Shopping Center’s mortgage debt at 5.01%. Cherry Creek’s current $175 million mortgage debt carries a rate of 7.68%, matures in August 2006, and is prepayable without penalty within three months of maturity.

New Accounting Pronouncements

        Refer to Note 11 in our financial statements regarding Statement No. 154 “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” and Statement No. 123 (Revised) “Share-Based Payment,” both of which are required to be adopted in 2006. Also refer to Note 11 regarding the recent EITF consensus on Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”.

Presentation of Operating Results

        The following table contains the operating results of our Consolidated Businesses and the Unconsolidated Joint Ventures. Income allocated to the minority partners in the Operating Partnership and preferred interests is deducted to arrive at the results allocable to our common shareowners. Because the net equity of the Operating Partnership is less than zero, the income allocated to the minority partners is equal to their share of distributions. The net equity of these minority partners is less than zero due to accumulated distributions in excess of net income and not as a result of operating losses. Distributions to partners are usually greater than net income because net income includes non-cash charges for depreciation and amortization. Amounts allocable to minority partners in certain consolidated joint ventures are added back or deducted to arrive at our net results. Our average ownership percentage of the Operating Partnership was 62% during the three and six months ended June 30, 2005, and 61% during the three and six months ended June 30, 2004.

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

        Reconciliations of Net Income to Funds from Operations and Beneficial Interest in EBITDA are presented following the Comparison of the Six Months Ended June 30, 2005 to the Six Months Ended June 30, 2004.

Comparison of the Three Months Ended June 30, 2005 to the Three Months Ended June 30, 2004

        The following table sets forth operating results for the three months ended June 30, 2005 and June 30, 2004, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

	Three Months Ended June 30, 2005		Three Months Ended June 30, 2004

	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100% (1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100% (1)

	(in millions of dollars)
REVENUES:
Minimum rents	63.3	46.0	54.0	50.3
Percentage rents	0.7	0.3	0.1	0.4
Expense recoveries	38.7	22.4	33.0	26.5
Management, leasing and development services	3.3		5.2
Other	11.6	1.9	6.6	2.5

Total revenues	117.6	70.7	98.9	79.6

OPERATING EXPENSES:
Recoverable expenses (2)	35.5	19.3	30.7	22.7
Other operating	13.6	5.4	8.7	5.1
Costs related to unsolicited tender offer, net of
recoveries			(0.0)
Management, leasing and development services	2.1		5.0
General and administrative	7.8		5.3
Interest expense	26.5	16.7	23.2	19.4
Depreciation and amortization (3)	30.2	10.8	23.5	15.0

Total operating expenses	115.7	52.1	96.3	62.2

	1.9	18.6	2.7	17.4

Equity in income of Unconsolidated Joint Ventures (3)	9.4		8.8

Income before discontinued operations and minority
and preferred interests	11.2		11.4
Discontinued operations-
Net gain on disposition of interest in center			0.2
Minority and preferred interests:
TRG preferred distributions	(0.6)		(2.5)
Minority share of consolidated joint ventures	(0.0)		(0.0)
Minority share of income of TRG	(2.4)		(2.7)
Distributions in excess of minority share of income	(6.6)		(6.2)

Net income	1.6		0.2
Preferred dividends	(6.2)		(4.2)

Net income (loss) allocable to common shareowners	(4.5)		(3.9)

SUPPLEMENTAL INFORMATION (4):
EBITDA - 100%	60.1	47.1	50.4	53.1
EBITDA - outside partners' share	(3.9)	(21.1)	(0.3)	(25.2)

Beneficial interest in EBITDA	56.2	26.0	50.1	27.9
Beneficial interest expense	(25.1)	(9.3)	(22.9)	(10.2)
Non-real estate depreciation	(0.5)		(0.6)
Preferred dividends and distributions	(6.8)		(6.6)

Funds from Operations contribution	23.8	16.7	19.9	17.7

(1)	With the exception of the Supplemental Information, amounts include 100% of the Unconsolidated Joint Ventures. Amounts are net of intercompany transactions. The Unconsolidated Joint Ventures are presented at 100% in order to allow for measurement of their performance as a whole, without regard to our ownership interest. In our consolidated financial statements, we account for investments in the Unconsolidated Joint Ventures under the equity method. The results of International Plaza are presented within the Consolidated Businesses for periods beginning July 1, 2004, as a result of our acquisition of a controlling interest in the center. Results of International Plaza prior to the acquisition date are included within the Unconsolidated Joint Ventures.
(2)	Included in recoverable expenses of the Consolidated Businesses and Unconsolidated Joint Ventures (at 100%) are $1.5 million and $1.0 million, respectively, of depreciation of center replacement assets for 2005, and $1.0 million and $1.3 million, respectively, for 2004.
(3)	Amortization of our additional basis in the Operating Partnership included in equity in income of Unconsolidated Joint Ventures was $0.8 million in both 2005 and 2004. Also, amortization of the additional basis included in depreciation and amortization was $1.1 million in both 2005 and 2004.
(4)	EBITDA and FFO for 2004 have been restated from amounts previously reported to include an add-back of depreciation of center replacement assets recoverable from tenants.
(5)	Amounts in this table may not add due to rounding.

Consolidated Businesses

        Total revenues for the quarter ended June 30, 2005 were $117.6 million, an $18.7 million or 18.9% increase over the comparable period in 2004. Minimum rents increased primarily due to International Plaza, which we began consolidating upon the acquisition of a controlling interest in the center. Minimum rents also increased due to increases in occupancy, tenant rollovers, and income from temporary tenants and specialty retailers. Expense recoveries increased primarily due to International Plaza. Management, leasing, and development revenue decreased primarily due to the loss of revenue from the nine GMPT management contracts, which were cancelled in November 2004. We expect our management, leasing, and development revenues, net of the related expenses, to be as much as $4 to $5 million in 2005. Considered in this estimate are leasing commissions still expected to be recognized relating to our previous management of the nine GMPT shopping centers, third party income related to the remaining GMPT center, and revenue from the Salt Lake City development project, as well as an additional contract that we are currently finalizing. Other income increased primarily due to increases in gains on sales of peripheral land and land-related rights, lease cancellation revenue, garage-related income, and approximately $0.6 million of non-recurring income. We expect there to be modest, if any, gains on peripheral land sales for the remainder of the year.

        Total operating expenses were $115.7 million, a $19.4 million or 20.1% increase over the comparable period in 2004. Recoverable expenses increased primarily due to International Plaza. Other operating expense increased primarily due to increases in development-related costs, expenses related to Asia activities, overhead no longer allocable to the GMPT management contracts, severance and relocation costs, and International Plaza. We continue to expect year-over-year increases in other operating expense throughout 2005. During 2005, we incurred additional costs for payroll, consultants, travel, and office expenses in connection with our Asian initiatives. These costs, which are expected to be approximately $5 million in 2005, are accounted for similarly to other predevelopment costs, which are expensed as incurred. Management, leasing, and development expense decreased primarily due to the cancellation of the GMPT management contracts, with certain overhead costs previously allocated to the contracts now being recognized as other operating expenses or general and administrative expense. In addition to the increase related to expenses that were previously allocated to GMPT, general and administrative expense increased due to severance costs, professional fees, travel, and the impact of our stock price on long term grants, which represented approximately half of the increase in general and administrative expense. While most of the grants outstanding were paid out at the end of last year, a small number remain and the expense will be impacted by large swings in our stock price. Excluding the impact of changes in our stock price, we would expect that general and administrative expense would be slightly higher than $6 million each quarter for the remainder of 2005. Interest expense increased due to International Plaza, the refinancing of The Mall at Wellington Green, additional debt used to fund the 2004 payoff of the Stamford Town Center mortgage, and increases in floating interest rates, partially offset by a decrease due to the repayment of a $20 million loan bearing interest at 13%. Depreciation expense increased primarily due to International Plaza and changes in depreciable lives of tenant and anchor allowances in connection with early terminations.

Unconsolidated Joint Ventures

        Total revenues for the three months ended June 30, 2005 were $70.7 million, an $8.9 million or 11.2% decrease from the comparable period in 2004. Minimum rents decreased primarily due to the consolidation of International Plaza, which was partially offset by increases in occupancy, as well as income from specialty retailers and temporary tenants. Expense recoveries decreased primarily due to International Plaza.

        Total operating expenses decreased by $10.1 million to $52.1 million for the three months ended June 30, 2005. Recoverable expenses decreased primarily due to International Plaza. Interest expense decreased primarily due to International Plaza and the payoff of debt on Stamford Town Center. Depreciation expense decreased primarily due to International Plaza.

        As a result of the foregoing, income of the Unconsolidated Joint Ventures increased by $1.2 million to $18.6 million. Our equity in income of the Unconsolidated Joint Ventures was $9.4 million, a $0.6 million increase from the comparable period in 2004.

Net Income

        Our income before discontinued operations and minority and preferred interests decreased by $0.2 million to $11.2 million for 2005. Discontinued operations in 2004 included a $0.2 million adjustment to the gain on the 2003 disposition of Biltmore Fashion Park. After allocation of income to minority and preferred interests, the net loss allocable to common shareowners for 2005 was $(4.5) million compared to $(3.9) million in the comparable period in 2004.

Comparison of the Six Months Ended June 30, 2005 to the Six Months Ended June 30, 2004

        The following table sets forth operating results for the six months ended June 30, 2005 and June 30, 2004, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

	Six Months Ended June 30, 2005		Six Months Ended June 30, 2004

	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100% (1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100% (1)

	(in millions of dollars)
REVENUES:
Minimum rents	126.4	91.3	107.6	100.8
Percentage rents	2.4	1.7	1.1	2.3
Expense recoveries	73.3	43.6	64.0	52.4
Management, leasing and development services	5.5		10.2
Other	21.8	5.1	17.3	4.2

Total revenues	229.4	141.6	200.3	159.7

OPERATING EXPENSES:
Recoverable expenses (2)	67.2	36.8	58.5	44.1
Other operating	24.1	11.3	16.8	10.4
Costs related to unsolicited tender offer, net of
recoveries			(1.0)
Management, leasing and development services	3.3		9.8
General and administrative	13.7		11.8
Interest expense	52.0	33.5	45.7	39.6
Depreciation and amortization (3)	58.0	22.9	46.5	28.5

Total operating expenses	218.4	104.5	188.0	122.6

	11.0	37.1	12.3	37.0

Equity in income of Unconsolidated Joint Ventures (3)	18.4		18.4

Income before discontinued operations and minority
and preferred interests	29.4		30.6
Discontinued operations-
Net gain on disposition of interest in center			0.2
Minority and preferred interests:
TRG preferred distributions	(1.2)		(4.7)
Minority share of consolidated joint ventures	(0.0)		(0.2)
Minority share of income of TRG	(7.5)		(8.3)
Distributions in excess of minority share of income	(10.6)		(9.4)

Net income	10.1		8.2
Preferred dividends	(12.3)		(8.3)

Net income (loss) allocable to common shareowners	(2.2)		(0.1)

SUPPLEMENTAL INFORMATION (4):
EBITDA - 100%	124.0	95.3	106.5	108.1
EBITDA - outside partners' share	(7.2)	(43.0)	(0.6)	(51.4)

Beneficial interest in EBITDA	116.8	52.3	105.9	56.6
Beneficial interest expense	(49.4)	(18.6)	(45.2)	(20.8)
Non-real estate depreciation	(1.1)		(1.2)
Preferred dividends and distributions	(13.5)		(13.0)

Funds from Operations contribution	52.8	33.7	46.4	35.9

(1)	With the exception of the Supplemental Information, amounts include 100% of the Unconsolidated Joint Ventures. Amounts are net of intercompany transactions. The Unconsolidated Joint Ventures are presented at 100% in order to allow for measurement of their performance as a whole, without regard to our ownership interest. In our consolidated financial statements, we account for investments in the Unconsolidated Joint Ventures under the equity method. The results of International Plaza are presented within the Consolidated Businesses for periods beginning July 1, 2004, as a result of our acquisition of a controlling interest in the center. Results of International Plaza prior to the acquisition date are included within the Unconsolidated Joint Ventures.
(2)	Included in recoverable expenses of the Consolidated Businesses and Unconsolidated Joint Ventures (at 100%) are $3.0 million and $1.8 million, respectively, of depreciation of center replacement assets for 2005, and $2.1 million and $2.9 million, respectively, for 2004.
(3)	Amortization of our additional basis in the Operating Partnership included in equity in income of Unconsolidated Joint Ventures was $1.5 million in both 2005 and 2004. Also, amortization of the additional basis included in depreciation and amortization was $2.1 million in both 2005 and 2004.
(4)	EBITDA and FFO for 2004 have been restated from amounts previously reported to include an add-back of depreciation of center replacement assets recoverable from tenants.
(5)	Amounts in this table may not add due to rounding.

Consolidated Businesses

        Total revenues for the six months ended June 30, 2005 were $229.4 million, a $29.1 million or 14.5% increase over the comparable period in 2004. Minimum rents increased primarily due to International Plaza, which we began consolidating upon the acquisition of a controlling interest in the center. Minimum rents also increased due to increases in occupancy, tenant rollovers, and income from temporary tenants and specialty retailers. Percentage rents increased primarily due to International Plaza and improving tenant sales. Expense recoveries increased primarily due to International Plaza. Management, leasing, and development revenue decreased primarily due to the loss of revenue from the nine GMPT management contracts, which were cancelled in November 2004. Other income increased primarily due to increases in parking-related income and lease cancellation revenue.

        Total operating expenses were $218.4 million, a $30.4 million or 16.2% increase over the comparable period in 2004. Recoverable expenses increased primarily due to International Plaza. Other operating expense increased primarily due to increases in development-related costs, expenses related to Asian activities, overhead no longer allocable to the GMPT management contracts, bad debt expense, and International Plaza. During 2004, $1.0 million of insurance proceeds were received relating to costs expended in connection with the unsolicited tender offer. Management, leasing, and development expense decreased primarily due to the cancellation of the GMPT management contracts, with certain overhead costs previously allocated to the contracts now being recognized as other operating expenses or general and administrative expense. In addition to the increase related to expenses that were previously allocated to GMPT, general and administrative expense increased due to severance costs, travel, and professional fees. Interest expense increased due to International Plaza, the refinancings of Stony Point Fashion Park and The Mall at Wellington Green, additional debt used to fund the repurchase of shares, the 2004 payoff of the Stamford Town Center mortgages, and increases in floating interest rates. These increases were partially offset by a decrease due to the repayment of a $20 million loan bearing interest at 13%. Depreciation expense increased primarily due to International Plaza and changes in depreciable lives of tenant and anchor allowances in connection with early terminations occurring.

Unconsolidated Joint Ventures

        Total revenues for the six months ended June 30, 2005 were $141.6 million, an $18.1 million or 11.3% decrease from the comparable period in 2004. Minimum rents decreased primarily due to the consolidation of International Plaza, which was partially offset by increases in occupancy, as well as income from specialty retailers and temporary tenants. Expense recoveries decreased primarily due to International Plaza. Other revenue increased primarily due to an increase in lease cancellation revenue.

        Total operating expenses decreased by $18.1 million to $104.5 million for the six months ended June 30, 2005. Recoverable expenses decreased primarily due to International Plaza. Other operating expense increased primarily due to increases in professional fees and bad debt expense, which were partially offset by International Plaza. Interest expense decreased primarily due to International Plaza and the payoff of debt on Woodland and Stamford Town Center. Depreciation expense decreased primarily due to International Plaza.

        As a result of the foregoing, income of the Unconsolidated Joint Ventures increased by $0.1 million to $37.1 million. Our equity in income of the Unconsolidated Joint Ventures was $18.4 million, consistent with the comparable period in 2004.

Net Income

Our income before discontinued operations and minority and preferred interests decreased by $1.2 million to $29.4 million for 2005. Discontinued operations in 2004 included a $0.2 million adjustment to the gain on the disposition of Biltmore Fashion Park. After allocation of income to minority and preferred interests, the net loss allocable to common shareowners for 2005 was $(2.2) million compared to $(0.1) million in the comparable period in 2004.

Reconciliation of Net Income to Funds from Operations

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
	(in millions of dollars)

Net income (loss) allocable to common shareowners	(4.5)	(3.9)	(2.2)	(0.1)
Add (less) depreciation and gain on disposition of property:
Gain on disposition of interest in center		(0.2)		(0.2)
Depreciation and amortization (1):
Consolidated businesses at 100%	31.7	24.6	61.0	48.5
Minority partners in consolidated joint ventures	(2.5)	(0.0)	(4.5)	0.1
Share of unconsolidated joint ventures	7.3	9.0	15.2	17.5
Non-real estate depreciation	(0.5)	(0.6)	(1.1)	(1.2)

Add minority interests in TRG:
Minority share of income of TRG	2.4	2.7	7.5	8.3
Distributions in excess of minority share of income of TRG	6.6	6.2	10.6	9.4

Funds from Operations - TRG (2)	40.5	37.6	86.5	82.3

Funds from Operations - TCO (2)	25.2	22.8	53.4	50.1

(1)	Depreciation includes $2.3 million and $2.0 million of mall tenant allowance amortization for the three months ended June 30, 2005 and 2004, respectively and $5.1 million and $4.0 million for the six months ended June 30, 2005 and 2004, respectively. Depreciation also includes TRG’s beneficial interest in depreciation of center replacement assets recoverable from tenants of $1.9 million and $1.7 million for the three months ended June 30, 2005 and 2004, respectively, and $3.7 million and $3.6 million for the six months ended June 30, 2005 and 2004, respectively.
(2)	FFO for the three and six months ended June 30, 2004 has been restated from previously reported amounts to include the add-back of depreciation of center replacement assets recoverable from tenants. TCO’s share of TRG’s FFO is based on an average ownership of 62% and 61% during the three months ended June 30, 2005 and 2004, respectively, and 62% and 61% during the six months ended June 30, 2005 and 2004, respectively.
(3)	Amounts in this table may not add due to rounding.

Reconciliation of Net Income to Beneficial Interest in EBITDA

	Three Months Ended June 30		Six Months Ended June 30
	2005	2005	2005	2004
	(in millions of dollars)

Net income (loss) allocable to common shareowners	(4.5)	(3.9)	(2.2)	(0.1)
Add (less) depreciation and gain on disposition of property:
Gain on disposition of interest in center		(0.2)		(0.2)
Depreciation and amortization:
Consolidated businesses at 100%	31.7	24.6	61.0	48.5
Minority partners in consolidated joint ventures	(2.5)	(0.0)	(4.5)	0.1
Share of unconsolidated joint ventures	7.3	9.0	15.2	17.5

Add minority interests in TRG:
Minority share of income of TRG	2.4	2.7	7.5	8.3
Distributions in excess of minority share of income of TRG	6.6	6.2	10.6	9.4

Add (less) preferred interests and interest expense:
Preferred dividends and distributions	6.8	6.6	13.5	13.0
Interest expense for all businesses in continuing operations	43.2	42.6	85.5	85.3
Interest expense allocable to minority partners in
consolidated joint ventures	(1.4)	(0.2)	(2.7)	(0.5)
Interest expense allocable to outside partners in
unconsolidated joint ventures	(7.4)	(9.2)	(14.9)	(18.8)

Beneficial interest in EBITDA - TRG (1)	82.2	78.0	169.1	162.5

(1)	Beneficial interest in EBITDA for the three and six months ended June 30, 2004 has been restated from previously reported amounts to include the add-back of depreciation of center replacement assets recoverable from tenants.
(2)	Amounts in this table may not add due to rounding.

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

Summaries of 2005 Capital Activities and Transactions

        As of June 30, 2005, we had a consolidated cash balance of $37.0 million. Additionally, we have a secured $350 million line of credit. This line had $80.0 million of borrowings as of June 30, 2005. We also have available a second secured bank line of credit of up to $40 million. This line had $17.0 million outstanding as of June 30, 2005. Both lines of credit mature in February 2008. The $350 million line of credit has a one-year extension option.

Operating Activities

        Our net cash provided by operating activities was $79.2 million in 2005, compared to $49.2 million in 2004. In 2005, increases in cash from 2004 related primarily to increases in rents and additional operating cash flows due to International Plaza, which we began consolidating upon the acquisition of a controlling interest in the center. Additionally, in 2004, a swap agreement on the Beverly financing was settled and costs relating to the unsolicited tender offer were paid; similar payments were not made in 2005.

Investing Activities

        Net cash used in investing activities was $66.1 million in 2005 compared to $76.7 million in 2004. Cash used in investing activities was impacted by the timing of capital expenditures, with additions to properties in 2005 and 2004 for the construction of Northlake Mall, as well as other development activities and other capital items. A tabular presentation of 2005 capital spending is shown in Capital Spending. During 2004, $3.3 million was used to acquire an additional interest in Beverly Center. Contributions to Unconsolidated Joint Ventures of $26.8 million in 2005 were made primarily to fund construction at Waterside Shops at Pelican Bay and the purchase of anchor spaces at Stamford Town Center and Cherry Creek Shopping Center, while $33.0 million was contributed in 2004 in connection with the payoff of Woodland’s debt.

        Sources of cash used in funding these investing activities, other than cash flow from operating activities, included distributions from Unconsolidated Joint Ventures and the transactions described under Financing Activities. Distributions in excess of earnings from Unconsolidated Joint Ventures provided $15.6 million in 2005 and $12.7 million in 2004. Net proceeds from sales of peripheral land and land-related rights were $4.3 million and $7.1 million in 2005 and 2004, respectively. The timing of land sales is variable and proceeds from land sales can vary significantly from period to period.

Financing Activities

        Net cash used in financing activities was $5.1 million in 2005, compared to $22.8 million of cash provided in 2004. Net cash needed from financing activities was determined by the cash requirements of the investing activities described in the preceding section. Proceeds from the issuance of debt, net of payments and issuance costs, were $48.0 million in 2005, compared to $97.8 million in 2004. Issuances of stock and partnership units related to the exercise of employee options contributed $6.7 million in 2005 and $3.8 million in 2004. Total dividends and distributions paid were $59.8 million and $57.8 million in 2005 and 2004, respectively.

Beneficial Interest in Debt

        At June 30, 2005, the Operating Partnership’s debt and its beneficial interest in the debt of its Consolidated and Unconsolidated Joint Ventures totaled $2,420.8 million with an average interest rate of 5.81% excluding amortization of debt issuance costs and the effects of interest rate hedging instruments. These costs are reported as interest expense in the results of operations. Interest expense for the six months ended June 30, 2005 includes $0.3 million of non-cash amortization relating to acquisitions. On an annualized basis, interest expense from non-cash amortization relating to acquisitions is equal to $0.6 million, or 0.03% of the average all-in rate. Included in beneficial interest in debt is debt used to fund development and expansion costs. Beneficial interest in construction work in process totaled $206.6 million as of June 30, 2005, which includes $198.0 million of assets on which interest is being capitalized. Beneficial interest in capitalized interest was $2.8 million and $5.2 million for the three and six months ended June 30, 2005, respectively. The following table presents information about our beneficial interest in debt as of June 30, 2005:

	Amount	Interest Rate Including Spread

	(in millions)
Fixed rate debt	$1,912.4	6.01%	(1)

Floating rate debt-
Floating month to month	508.4	5.05	(1)

Total beneficial interest in debt	$2,420.8	5.81	(1)

Amortization of financing costs (2)		0.31%

Average all-in rate		6.12%

(1)	Represents weighted average interest rate before amortization of financing costs.
(2)	Financing costs include financing fees, interest rate cap premiums, and losses on settlement of derivatives used to hedge the refinancing of certain fixed rate debt.

        In addition, as of June 30, 2005, $286.1 million of our beneficial interest in floating rate debt is covered under interest rate cap agreements with LIBOR cap rates ranging from 4.6% to 7.0% with terms ending February 2006 through July 2006.

Sensitivity Analysis

        We have exposure to interest rate risk on our debt obligations and interest rate instruments. We use derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. We routinely use cap, swap, treasury lock, and rate lock agreements to meet these objectives. Based on the Operating Partnership’s beneficial interest in floating rate debt in effect at June 30, 2005, a one percent increase or decrease in interest rates on this floating rate debt would decrease or increase cash flows by approximately $5.1 million and, due to the effect of capitalized interest, annual earnings by approximately $4.5 million. Based on our consolidated debt and interest rates in effect at June 30, 2005, a one percent increase in interest rates would decrease the fair value of debt by approximately $77.0 million, while a one percent decrease in interest rates would increase the fair value of debt by approximately $82.5 million.

Contractual Obligations

        In conducting our business, we enter into various contractual obligations, including those for debt, capital leases for property improvements, operating leases for office space and land, purchase obligations (primarily for construction), and other long-term commitments. Disclosure of these items is contained in our Annual Report on Form 10-K. Updates of the 10-K disclosures for debt obligations and planned capital spending, which can vary significantly from period to period, as of June 30, 2005 are provided in the table below:

	Payments due by period

	Total	Less than 1 year (2005)	1-3 years (2006-2007)	3-5 years (2008-2009)	More than 5 years (2010+)

	(in millions of dollars)
Debt (1):
Lines of credit	97.0			97.0
Property level debt	1,882.0	59.0	395.5	453.3	974.3
Interest payments	581.4	56.4	189.2	140.3	195.5
Purchase obligations -
Planned capital spending (2)	84.6	84.6

(1)	The settlement periods for debt do not consider extension options. Amounts relating to interest on floating rate debt are calculated based on the debt balances and interest rates as of June 30, 2005.
(2)	As of June 30, 2005, we were contractually liable for $27.6 million of this planned spending. See Planned Capital Spending for detail regarding planned funding.
(3)	Amounts in this table may not add due to rounding.

        In May 2004, we entered into a series of agreements related to a project at the Town of Oyster Bay, New York (see Planned Capital Spending). The property is being developed in a build-to-suit structure to facilitate a 1031 like-kind exchange in order to provide flexibility for disposing of assets in the future. While we have no specific asset sale in mind, we are committed to recycling our capital over time and believe that this planning will facilitate future transactions. A third party acquired our option to purchase land at the Town of Oyster Bay, New York and reimbursed us for our project costs to date. Subsequently, the third party acquired the land and became the owner of the project. We are the developer of the project and have an option to purchase the project. The owner will provide 3% of project funding and will lease the property to a wholly owned subsidiary of the Operating Partnership. A senior lender will provide 62% of the project costs at a rate of LIBOR plus 2.0%. We will provide 35% of the project funding under a junior subordinated financing at LIBOR plus 2.75% to the owner. We will also guarantee the lease payments and the completion of the project. The lease payments are structured to cover debt service on the senior loan, junior loan, a return (greater of LIBOR plus 4.0% or 8.0%) on the owner’s 3% equity investment during the term of the lease, and repayment of the principal and 3% equity contribution upon termination. As of June 30, 2005, the balances of the senior loan and owner equity contribution were $49.8 million and $2.4 million, respectively; the senior loan is limited to a total commitment of $62 million until municipal approvals have been obtained. We consolidate the owner and other entities described above and the junior loan and other intercompany transactions are eliminated in consolidation.

Subsequent Events

        Refer to Results of Operations – Debt and Equity Transactions regarding the issuance of Series H Preferred Stock and its use for the partial redemption of Series A Preferred Stock.

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

        Payments of principal and interest on the loans in the following table are guaranteed by the Operating Partnership as of June 30, 2005.

Center	Loan balance as of 6/30/05	TRG's beneficial interest in loan balance as of 6/30/05	Amount of loan balance guaranteed by TRG as of 6/30/05	% of loan balance guaranteed by TRG	% of interest guaranteed by TRG

	(in millions of dollars)
Dolphin Mall	142.4	142.4	142.4	100%	100%
The Mall at Millenia	1.3	0.7	0.7	50	50
Northlake Mall	71.0	71.0	71.0	100	100
The Shops at Willow Bend	145.8	145.8	145.8	100	100

        The Northlake Mall loan agreement provides for a reduction of the amounts guaranteed as certain center performance and valuation criteria are met.

        Payments of rent and all other sums payable related to the Oyster Bay agreements are guaranteed by the Operating Partnership. As of June 30, 2005, the balances of the senior loan and owner equity contribution (see Contractual Obligations) were $49.8 million and $2.4 million, respectively.

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

        Based on a market value at June 30, 2005 of $34.09 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $867 million. The purchase of these interests at June 30, 2005 would have resulted in our owning an additional 31% interest in the Operating Partnership.

Capital Spending

        Capital spending for routine maintenance of the shopping centers is generally recovered from tenants. Capital spending through June 30, 2005 not recovered from tenants is summarized in the following table:

	2005 (1)

	Consolidated Businesses		Beneficial Interest in Consolidated Businesses		Unconsolidated Joint Ventures		Beneficial Interest in Unconsolidated Joint Ventures

	(in millions of dollars)
Development, renovation, and expansion:
Existing centers	2.4		2.4		26.9	(2)	12.3	(2)
New centers	30.3	(3)	30.3	(3)
Pre-construction development activities	13.1	(4)	13.1	(4)
Mall tenant allowances (5)	9.1		8.5		6.1		3.1
Corporate office improvements and
equipment	1.3		1.3
Other	0.4		0.4		0.4		0.2

Total	56.6		56.0		33.4		15.6

(1)	Costs are net of intercompany profits and are computed on an accrual basis.
(2)	Includes costs related to the acquisition of the former Filene’s space at Stamford Town Center, the former Lord & Taylor space at Cherry Creek Shopping Center, and the expansion and renovation of Waterside Shops at Pelican Bay.
(3)	Primarily includes costs related to Northlake Mall.
(4)	Primarily includes project costs of Oyster Bay.
(5)	Excludes initial lease-up costs.
(6)	Amounts in this table may not add due to rounding.

        For the six months ended June 30, 2005, in addition to the costs above, we incurred our $2.6 million share of Consolidated Businesses’ and $0.6 million share of Unconsolidated Joint Ventures’ capitalized leasing costs. Our share of the Consolidated Businesses’ and Unconsolidated Joint Ventures’ asset replacement costs that will be reimbursed by tenants was $0.9 million and $0.3 million, respectively.

        The following table presents a reconciliation of the Consolidated Businesses’ capital spending shown above to cash additions to properties as presented in our Consolidated Statement of Cash Flows for the quarter ended June 30, 2005:

(in millions)

Consolidated Businesses' capital spending not recovered from tenants	$56.6
Asset replacement costs reimbursable by tenants	0.9
Differences between cash and accrual basis	1.6

Additions to properties	$59.1

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

        In 2004, we signed a conditional letter of intent regarding a future development in Salt Lake City, Utah. The project would be a reconfiguration of two existing properties, and although the ownership structure and amount of our investment have not yet been finalized, construction is anticipated to begin in late 2005 or early 2006.

        We are also working on a project to build an approximately 600,000 square foot center, Partridge Creek Fashion Park, in southeastern Michigan. Although a final determination has not been made to go forward with the project, if certain conditions are met we would expect to begin construction in 2005 for a likely 2007 opening.

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

        An expansion (including a theater and restaurants) is ongoing at Woodland and will open in fall 2005. A new anchor is being added to Dolphin Mall and will open in late 2006.

        Northlake Mall, a new 1.1 million square foot enclosed center in Charlotte, North Carolina, will be anchored by Dillard’s, Hecht’s, Belk, Dick’s Sporting Goods, and AMC Theatres and will have 0.4 million square feet of Mall GLA. The center will open September 15, 2005 and is expected to cost approximately $175 million. We currently have 93% of the space committed and expect that 90% will be leased at the time of the center’s opening, with 90% occupied by late 2005. We expect returns on this investment to be approximately 11% at stabilization. Future construction costs for Northlake Mall will be funded through its construction facility.

        Construction has begun on an expansion and renovation at Waterside Shops at Pelican Bay. The expansion will increase the size of the center to 282,000 square feet and will cost approximately $51 million. We expect a return of approximately 11% on our $13 million share of project costs. The project is scheduled to be completed in October 2005. In addition, Nordstrom will join the center as an anchor in fall 2007 or spring 2008 and an expansion of the current anchor, Saks Fifth Avenue, will be completed in fall 2007.

        Our approximately $87 million balance of development pre-construction costs as of June 30, 2005 consists primarily of costs relating to our Oyster Bay project in the Town of Oyster Bay, New York. We have a definitive agreement with Neiman Marcus and retailer interest has been very strong. Although we still need to obtain the necessary entitlement approvals to move forward with the project, we are encouraged by six straight favorable court decisions. In February 2005, we had our hearing on the seventh round of court actions, and are awaiting the ruling. We expect continued success with the ongoing litigation, but if we are ultimately unsuccessful in the litigation process, it is anticipated that our recovery on this asset would be significantly less than our current investment. Given the current status, we believe the center could open as early as 2007 and we are hopeful that we will begin construction soon. The acquisition of the land occurred in May 2004 and we have completed the demolition of the existing industrial buildings on the site, which has also been cleared and graded. The returns on this project will be somewhat lower than our normal targets due to the significant pre-development and construction costs on this site.

        The following table summarizes planned capital spending, which is not recovered from tenants, assumes no acquisitions during 2005, and excludes the capital contribution related to The Pier (above), as well as costs related to Partridge Creek Fashion Park, the future development in Salt Lake City, and projects or expansions for which budgets have not yet been approved by the Board of Directors:

	2005 (1)

	Consolidated Businesses		Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures		Beneficial Interest in Unconsolidated Joint Ventures

	(in millions of dollars)
Development, renovation, and expansion	93.9	(2)	93.9	78.9	(3)	22.0
Mall tenant allowances	16.4		16.0	12.8		6.5
Pre-construction development and other	30.9	(4)	30.9	0.4		0.2

Total	141.2		140.7	92.1		28.7

(1)	Costs are net of intercompany profits.
(2)	Primarily includes costs related to Northlake Mall.
(3)	Primarily includes costs related to the expansion and renovation of Waterside Shops at Pelican Bay, the acquisition of the former Filene’s space at Stamford Town Center and the former Lord & Taylor space at Cherry Creek Shopping Center.
(4)	Primarily includes costs related to the Oyster Bay project described above.
(5)	Amounts in this table may not add due to rounding.

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

        On May 18, 2005, we declared a quarterly dividend of $0.285 per common share payable July 20, 2005 to shareowners of record on June 30, 2005. The Board of Directors also declared a quarterly dividend of $0.51875 per share on our 8.3% Series A Preferred Stock, paid on and/or before June 30, 2005 to shareowners of record on June 20, 2005. We also declared a quarterly dividend of $0.50 per share on our 8% Series G Preferred Stock, also paid on and/or before June 30, 2005 to shareowners of record on June 20, 2005.

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

Item 4. Controls and Procedures

        As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be disclosed in the Company’s periodic SEC reports.

        There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

        On May 18, 2005, we held our annual meeting of shareholders. The matters on which shareholders voted were: the election of two directors to serve a three-year term, the adoption of The Taubman Company 2005 Long-Term Incentive Plan, the adoption of the Taubman Centers, Inc. Non-Employee Directors’ Stock Grant Plan, and the ratification of the Board’s selection of KPMG LLP as our independent registered public accounting firm for the year ended December 31, 2005. Robert S. Taubman and Lisa A. Payne were re-elected at the meeting. The six remaining incumbent directors, William S. Taubman, Graham T. Allison, Allan J. Bloostein, Jerome A. Chazen, Craig M. Hatkoff, and Peter Karmanos, Jr., continued to hold office after the meeting. The shareholders voted for the adoption of The Taubman Company 2005 Long-Term Incentive Plan as well as the adoption of the Taubman Centers, Inc. Non-Employee Directors’ Stock Grant Plan. The shareholders also ratified the selection of KPMG LLP as our independent registered public accounting firm. The results of the voting are shown below:

Election of Directors

NOMINEES	VOTES FOR	VOTES WITHHELD
Robert S. Taubman	76,265,991	2,203,262

Lisa A. Payne	74,917,225	3,552,028

Adoption of The Taubman Company 2005 Long-Term Incentive Plan

71,341,613	Votes were cast for adoption;

3,103,870	Votes were cast against adoption; and

48,513	Votes abstained (including broker non-votes).

Adoption of Taubman Centers, Inc. Non-Employee Directors' Stock Grant Plan

69,904,565	Votes were cast for adoption;

4,531,543	Votes were cast against adoption; and

57,888	Votes abstained (including broker non-votes).

Ratification of Selection of KPMG LLP as
the Company's Independent Registered Public Accounting Firm

78,221,734	Votes were cast for ratification;

41,599	Votes were cast against ratification; and

205,919	Votes abstained (including broker non-votes).

Item 6. Exhibits

3	--	Taubman Centers, Inc. Restated By-laws, as amended through May 18, 2005

12	--	Statement Re: Computation of Taubman Centers, Inc. Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

31(a)	--	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	--	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(a)	--	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)	--	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99	--	Debt Maturity Schedule

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 29, 2005	TAUBMAN CENTERS, INC. By: /s/ Lisa A. Payne Lisa A. Payne Vice Chairman, Chief Financial Officer, and Director (Principal Financial Officer)