Form 10-Q
period 2005-09-30
TAUBMAN CENTERS INC
filed 2005-11-01
CIK 890319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2005
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

Yes X.	No .

        Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes X.	No .

        Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes .	No X.

        As of October 31, 2005, there were outstanding 50,792,931 shares of the Company’s common stock, par value $0.01 per share.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of Taubman Centers, Inc. (the Company) are provided pursuant to the requirements of this item.

TAUBMAN CENTERS, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	September 30 2005	December 31 2004
Assets:
Properties	$3,050,709	$2,936,964
Accumulated depreciation and amortization	(627,968)	(558,891)

	$2,422,741	$2,378,073
Investment in Unconsolidated Joint Ventures (Note 5)	137,355	129,934
Cash and cash equivalents (Note 6)	38,134	29,081
Accounts and notes receivable, less allowance for doubtful accounts of $7,970
and $8,661 in 2005 and 2004	25,560	32,124
Accounts and notes receivable from related parties	2,299	1,636
Deferred charges and other assets	58,770	61,586

	$2,684,859	$2,632,434

Liabilities:
Notes payable (Note 6)	$2,011,559	$1,930,439
Accounts payable and accrued liabilities	241,464	223,331
Dividends and distributions payable	14,573	13,892
Distributions in excess of investments in and net income of Unconsolidated
Joint Ventures (Note 5)	102,416	106,367

	$2,370,012	$2,274,029
Commitments and contingencies (Notes 6, 8, and 9)

Preferred Equity of TRG (Notes 1 and 7)	$29,217	$29,217

Partners' Equity of TRG allocable to minority partners (Note 1)

Shareowners' Equity:
Series A Cumulative Redeemable Preferred Stock, $0.01 par value, 8,000,000 shares authorized, $113 million liquidation preference, 4,520,000 and
8,000,000 shares issued and outstanding at September 30, 2005 and
December 31, 2004 (Note 7)	$45	$80
Series B Non-Participating Convertible Preferred Stock, $0.001 par and
liquidation value, 40,000,000 shares authorized, 30,248,418 and 29,714,937
shares issued and outstanding at September 30, 2005 and December 31, 2004	30	30
Series G Cumulative Redeemable Preferred Stock, 4,000,000 shares authorized, no par, $100 million liquidation preference, 4,000,000 shares issued and outstanding at September 30, 2005 and December 31, 2004
Series H Cumulative Redeemable Preferred Stock, 3,480,000 shares authorized, no par, $87 million liquidation preference, 3,480,000 shares issued and outstanding at September 30, 2005 and no shares issued or outstanding at
December 31, 2004 (Note 7)
Common Stock, $0.01 par value, 250,000,000 shares authorized, 50,792,695 and 48,745,625 shares issued and outstanding at September 30, 2005 and
December 31, 2004	508	487
Additional paid-in capital	738,405	729,481
Accumulated other comprehensive income (loss)	(9,508)	(11,387)
Dividends in excess of net income	(443,850)	(389,503)

	$285,630	$329,188

	$2,684,859	$2,632,434

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Three Months Ended September 30

	2005	2004
Revenues:
Minimum rents	$63,863	$61,865
Percentage rents	1,319	1,179
Expense recoveries	37,248	35,006
Management, leasing, and development services	3,390	6,110
Other	6,038	6,741

	$111,858	$110,901

Operating Expenses:
Recoverable expenses	$35,245	$32,845
Other operating	10,673	9,509
Management, leasing, and development services	2,444	4,890
General and administrative	6,764	7,604
Interest expense	27,219	24,652
Depreciation and amortization	29,029	27,069

	$111,374	$106,569

Income before equity in income of Unconsolidated Joint Ventures, discontinued
operations, and minority and preferred interests	$484	$4,332
Equity in income of Unconsolidated Joint Ventures (Note 5)	9,268	8,291

Income before discontinued operations and minority and preferred interests	$9,752	$12,623
Discontinued operations-net gain on disposition of interest in center		136

Income before minority and preferred interests	$9,752	$12,759
Minority interest in consolidated joint ventures	40	221
Minority interest in TRG:
TRG income allocable to minority partners	(627)	(3,103)
Distributions in excess of income allocable to minority partners	(8,262)	(5,752)
TRG Series C, D, and F preferred distributions (Notes 1 and 7)	(615)	(2,865)

Net income	$288	$1,260
Series A , G, and H preferred stock dividends (Note 7)	(9,318)	(4,150)

Net income (loss) allocable to common shareowners	$(9,030)	$(2,890)

Net income	$288	$1,260
Other comprehensive income:
Unrealized gain on interest rate instruments	17	366
Reclassification adjustment for amounts recognized in net income	368	315

Comprehensive income	$673	$1,941

Basic and diluted earnings per common share (Note 10):
Income (loss) from continuing operations	$(0.18)	$(0.06)

Net income (loss)	$(0.18)	$(0.06)

Cash dividends declared per common share	$0.285	$0.270

Weighted average number of common shares outstanding	50,765,091	48,159,799

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Nine Months Ended September 30

	2005	2004
Revenues:
Minimum rents	$190,241	$169,511
Percentage rents	3,736	2,282
Expense recoveries	110,543	98,996
Management, leasing, and development services	8,924	16,339
Other	27,842	24,042

	$341,286	$311,170

Operating Expenses:
Recoverable expenses	$102,433	$91,304
Other operating	34,775	26,344
Costs related to unsolicited tender offer, net of recoveries (Note 4)		(1,044)
Management, leasing, and development services	5,764	14,671
General and administrative	20,509	19,384
Interest expense	79,251	70,377
Depreciation and amortization	87,069	73,540

	$329,801	$294,576

Income before equity in income of Unconsolidated Joint Ventures, discontinued
operations, and minority and preferred interests	$11,485	$16,594
Equity in income of Unconsolidated Joint Ventures (Note 5)	27,710	26,663

Income before discontinued operations and minority and preferred interests	$39,195	$43,257
Discontinued operations-net gain on disposition of interest in center		289

Income before minority and preferred interests	$39,195	$43,546
Minority interest in consolidated joint ventures	24	36
Minority interest in TRG:
TRG income allocable to minority partners	(8,156)	(11,386)
Distributions in excess of income allocable to minority partners	(18,874)	(15,168)
TRG Series C, D, and F preferred distributions (Notes 1 and 7)	(1,845)	(7,604)

Net income	$10,344	$9,424
Series A, G, and H preferred stock dividends (Note 7)	(21,618)	(12,450)

Net income (loss) allocable to common shareowners	$(11,274)	$(3,026)

Net income	$10,344	$9,424
Other comprehensive income (loss):
Realized loss on interest rate instruments		(6,054)
Unrealized gain on interest rate instruments	856	5,054
Reclassification adjustment for amounts recognized in net income	1,023	945

Comprehensive income	$12,223	$9,369

Basic and diluted earnings per common share (Note 10):
Income (loss) from continuing operations	$(0.22)	$(0.07)

Net income (loss)	$(0.22)	$(0.06)

Cash dividends declared per common share	$0.855	$0.810

Weighted average number of common shares outstanding	50,313,815	49,145,132

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30

	2005	2004
Cash Flows From Operating Activities:
Income before minority and preferred interests	$39,195	$43,546
Adjustments to reconcile income before minority and preferred interests to net cash provided by operating activities:
Depreciation and amortization	87,069	73,540
Depreciation included in recoverable expenses	4,445	3,409
Provision for losses on accounts receivable	3,186	2,978
Gains on sales of land and land-related rights	(4,833)	(5,752)
Settlement of swap agreement		(6,054)
Other	3,451	2,448
Increase (decrease) in cash attributable to changes in assets and liabilities:
Receivables, deferred charges and other assets	(773)	(2,079)
Accounts payable and other liabilities	(11,637)	(27,469)

Net Cash Provided by Operating Activities	$120,103	$84,567

Cash Flows From Investing Activities:
Additions to properties	$(100,289)	$(86,546)
Proceeds from sales of land and land-related rights	6,082	7,827
Acquisition of interests in centers (Note 3)		(61,837)
Contributions to Unconsolidated Joint Ventures	(29,393)	(71,253)
Distributions from Unconsolidated Joint Ventures in excess of income	18,314	19,952

Net Cash Used In Investing Activities	$(105,286)	$(191,857)

Cash Flows From Financing Activities:
Debt proceeds	$272,207	$786,393
Debt payments	(190,637)	(575,686)
Debt issuance costs	(914)	(9,229)
Issuance of common stock and/or partnership units in connection with
incentive option plan (Note 8)	6,701	10,334
Issuance of preferred stock and equity (Note 7)	87,000	30,000
Equity issuance costs	(3,158)	(783)
Repurchase of common stock (Note 7)		(50,178)
Redemption of preferred stock (Note 7)	(87,000)
Distributions to minority and preferred interests	(28,875)	(34,158)
Cash dividends to preferred shareowners (Note 7)	(18,503)	(12,450)
Cash dividends to common shareowners	(42,585)	(40,068)

Net Cash Provided By (Used In) Financing Activities	$(5,764)	$104,175

Net Increase (Decrease) In Cash and Cash Equivalents	$9,053	$(3,115)

Cash and Cash Equivalents at Beginning of Period	29,081	30,403

Cash and Cash Equivalents at End of Period	$38,134	$27,288

Non-cash investing activity — During the nine months ended September 30, 2005, approximately $32.5 million of non-cash additions to properties were recognized in connection with Northlake Mall, representing accrued construction costs.

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Interim Financial Statements

General

        Taubman Centers, Inc. (the Company or TCO), a real estate investment trust, or REIT, is the managing general partner of The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG). The Operating Partnership is an operating subsidiary that engages in the ownership, management, leasing, acquisition, development, and expansion of regional retail shopping centers and interests therein. The Operating Partnership’s owned portfolio as of September 30, 2005 included 22 urban and suburban shopping centers in ten states. One new center is under construction in New Jersey.

        In 2005, the Company formed Taubman Asia, which will be the platform for its future expansion into the Asia-Pacific region. Taubman Asia is headquartered in Hong Kong and will seek opportunities in Asia to augment the Company’s existing development and acquisition activities.

Consolidation

        The consolidated financial statements of the Company include all accounts of the Company, TRG, and its consolidated subsidiaries, including The Taubman Company LLC (the Manager). The Company also consolidates the accounts of the owners of the Oyster Bay project and the land being used for the development of Partridge Creek (Note 3), which qualify as variable interest entities under FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (FIN 46R) and in which the Operating Partnership holds the majority variable interests. All intercompany transactions have been eliminated.

        Investments in entities not controlled by the Company but over which the Company may exercise significant influence (Unconsolidated Joint Ventures) are accounted for under the equity method. The Company has evaluated its investments in the Unconsolidated Joint Ventures and has concluded that the ventures are not variable interest entities as defined in FIN 46R. Accordingly, the Company continues to account for its interests in these ventures under the guidance in Statement of Position 78-9 (SOP 78-9). The Company’s partners or other owners in these Unconsolidated Joint Ventures have important rights, as contemplated by paragraphs .09 and .10 of SOP 78-9, including approval rights over annual operating budgets, capital spending, financing, admission of new partners/members, or sale of the properties, and the Company has concluded that the equity method of accounting is appropriate for these interests. Specifically, the Company’s 79% investment in Westfarms is through a general partnership in which the other general partners have approval rights over annual operating budgets, capital spending, refinancing, or sale of the property. Under the equity method of accounting, the investments in Unconsolidated Joint Ventures are initially recorded at cost, and subsequently increased for additional contributions and allocations of income and reduced for distributions received.

        The Company is currently evaluating the effect of the recent EITF consensus on Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (Note 11), as well as recent amendments made to SOP 78-9 on the Company’s consolidation policies. This consensus is currently applicable to the Company for new or modified partnerships, and will otherwise be applicable to existing partnerships in 2006.

Ownership

        In addition to the Company’s common stock, there are four classes of preferred stock (Series A, B, G, and H) outstanding. Dividends on the Series A, Series G, and Series H preferred stocks are cumulative and are payable in arrears on or before the last day of each calendar quarter. The Company owns corresponding Series A, Series G, and Series H Preferred Equity interests in the Operating Partnership that entitle the Company to income and distributions (in the form of guaranteed payments) in amounts equal to the dividends payable on the Company’s Series A, Series G, and Series H Preferred Stock.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

The Operating Partnership

        At September 30, 2005, the Operating Partnership’s equity included four classes of preferred equity (Series A, F, G, and H) and the net equity of the partnership unitholders. Net income and distributions of the Operating Partnership are allocable first to the preferred equity interests, and the remaining amounts to the general and limited partners in the Operating Partnership in accordance with their percentage ownership. The Series A, Series G, and Series H Preferred Equity are owned by the Company and are eliminated in consolidation. The Series F Preferred Equity is owned by an institutional investor.

        Because the net equity of the Operating Partnership unitholders is less than zero, the interest of the noncontrolling unitholders is presented as a zero balance in the consolidated balance sheet as of September 30, 2005 and December 31, 2004. The income allocated to the noncontrolling unitholders is equal to their share of distributions. The net equity of the Operating Partnership is less than zero because of accumulated distributions in excess of net income and not as a result of operating losses. Distributions to partners are usually greater than net income because net income includes non-cash charges for depreciation and amortization.

        The Company’s ownership in the Operating Partnership at September 30, 2005 consisted of a 63% managing general partnership interest, as well as the Series A, G, and H Preferred Equity interests. The Company’s average ownership percentage in the Operating Partnership for the nine months ended September 30, 2005 and 2004 was 62% and 61%, respectively. At September 30, 2005, the Operating Partnership had 81,074,322 units of partnership interest outstanding, of which the Company owned 50,792,695.

Finite Life Entity

        SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. At September 30, 2005, the Company held a controlling majority interest in a consolidated entity with a specified termination date in 2080. The minority owner’s interest in this entity is to be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entity. The estimated fair value of this minority interest was approximately $50 million at September 30, 2005, compared to a book value of zero.

Other

        The unaudited interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of management, all adjustments (consisting only of normal recurring adjustments, except as noted below) necessary for a fair presentation of the financial statements for the interim periods have been made. The results of interim periods are not necessarily indicative of the results for a full year.

        During 2005, as part of its tenant billing and account reconciliation processes, the Company determined that it had overstated prior years’ revenues by a total of approximately $0.9 million. The errors were not considered material to the results of operations of any prior period or the current period, and adjustments to these revenues have been recognized in the Company’s 2005 results.

        Dollar amounts presented in tables within the notes to the financial statements are stated in thousands, except share data or as otherwise noted. Certain reclassifications have been made to 2004 amounts to conform to current year classifications.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 2 – Income Taxes

        The Company’s taxable REIT subsidiaries are subject to corporate level income taxes, which are provided for in the Company’s financial statements. The Company’s deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. The Company’s temporary differences primarily relate to deferred compensation and depreciation. During the three and nine months ended September 30, 2005, the Company’s federal income tax expense was zero as a result of a net operating loss incurred from its taxable REIT subsidiaries. As of September 30, 2005, the Company had a net deferred tax asset of $3.1 million, after a valuation allowance of $8.9 million. As of December 31, 2004, the net deferred tax asset was $3.4 million, after a valuation allowance of $9.4 million.

Note 3 – New Center Development, Acquisitions, and Services

        In October 2005, the Company announced plans for the development of Partridge Creek, a wholly owned retail project in Clinton Township, Michigan. The 600,000 square foot center will be anchored by Nordstrom, Parisian, and MJR Theatres and is scheduled to open in the fall of 2007, with Nordstrom opening in spring 2008. The ownership of the land purchased for this project was structured to facilitate a Section 1031 like-kind exchange in order to provide flexibility for disposing of assets in the future. The Company engaged the services of a third party exchange company to acquire the land and hold title for a period of no longer than 180 days. The third party acquired the Company’s option to purchase the land using the proceeds from a loan from the Operating Partnership. Subsequently, the third party acquired the land and entered into a lease of the land to the Operating Partnership. The Company has an option to purchase the land from the third party exchange company during the 180 day exchange period. The Company consolidates the entity that owns the land. The loan and other intercompany transactions are eliminated in consolidation.

        Northlake Mall, a wholly-owned regional center, opened on September 15, 2005 in Charlotte, North Carolina. The center was 95% leased and committed and approximately 80% occupied at opening. The center is expected to be over 90% occupied by the end of the year. The 1.1 million square foot center is anchored by Belk, Dick’s Sporting Goods, Dillard’s, Hecht’s, and AMC Theatres.

        In September 2005, the Company entered into an agreement with MGM Mirage to lead the retail leasing and provide development and design advisory services for Project CityCenter, a mixed-use urban development project scheduled to open in 2009 in Las Vegas, Nevada. The term of the fixed-fee contract is approximately 25 years, effective June 2005.

        In January 2005, the Company entered into an agreement to invest in The Pier at Caesars (The Pier), located in Atlantic City, New Jersey, with Gordon Group Holdings LLC (Gordon), who is developing the center. The Pier is currently under construction, and is expected to open in late spring 2006. Under the agreement, the Company will have a 30% interest in The Pier. The Company’s capital contribution in The Pier will be made in three steps. The initial investment of $4 million was made at the closing in January 2005. A second payment equal to 70% of the Company’s projected required total investment (less the initial $4 million payment) is expected to be made within six months after the project opens. The third and final payment will be made shortly after the completion of the project’s stabilization year (2007) based on its actual net operating income (NOI) and debt levels. The investment in The Pier will be accounted for under the equity method upon opening of the center (Note 5). During construction of the project, Gordon will loan the venture the funding for capital expenditures in excess of the construction loan financing. Interest on the loan will be accruable at the short-term applicable federal rate (AFR) under Section 1274(d) of the Internal Revenue Code and will be repaid before any distributions to the venture partners. The contributions of the Company will be used to repay the principal portion of the loan. Consequently, the Company expects that its share of distributions and income will initially be less than its residual 30% interest.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

        In July 2004, the Company acquired an additional 23.6% interest in International Plaza, increasing its ownership in the center to 50.1%. As a result of the acquisition, the Company has a controlling interest in the center and began consolidating its results as of the purchase date. Prior to the acquisition date, the Company accounted for International Plaza under the equity method of accounting. As of September 30, 2005, the Operating Partnership has a preferred investment in International Plaza of $27 million, on which an annual preferential return of 8.25% will accrue. In addition to the preferred return on the investment, the Operating Partnership is entitled to receive the balance of its preferred investment before any available cash will be utilized for distribution to the non-preferred partner.

        In January 2004, the Company purchased the additional 30% ownership of Beverly Center with consideration including both cash and the issuance of partnership units. The Company already recognized 100% of the financial results of the center in its financial statements.

        The Company’s approximately $93 million balance of development pre-construction costs as of September 30, 2005 primarily consists of costs relating to its Oyster Bay project in the Town of Oyster Bay, New York. The Company has announced Nordstrom’s commitment to the project. Nordstrom will join Neiman Marcus, completing the anchor lineup. The demolition of the site is finished and the Company is working with the community to resolve all issues remaining prior to special use permit approval and the issuance of building permits. The Company continues to target a fall 2007 opening for this center. The Company expects success with the ongoing negotiations, but if the Company is ultimately unsuccessful in the negotiation process, it is anticipated that its recovery on this asset would be significantly less than its current investment.

Note 4 – Unsolicited Tender Offer

        During the nine months ended September 30, 2004 the Company received $1.0 million in insurance recoveries relating to an unsolicited tender offer and related litigation, which were withdrawn and ended in October 2003.

Note 5 — Investments in Unconsolidated Joint Ventures

        The Company has investments in joint ventures that own shopping centers. The Operating Partnership is the managing general partner or managing member of these Unconsolidated Joint Ventures, except for the ventures that own Arizona Mills, The Mall at Millenia, The Pier at Caesars, and Waterside Shops at Pelican Bay.

Shopping Center	Ownership as of September 30, 2005 and December 31, 2004
Arizona Mills	50%
Cherry Creek Shopping Center	50
Fair Oaks	50
The Mall at Millenia	50
The Pier at Caesars (under construction)	(Note 3)
Stamford Town Center	50
Sunvalley	50
Waterside Shops at Pelican Bay	25
Westfarms	79
Woodland	50

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

        Combined balance sheet and results of operations information is presented in the following table for the Unconsolidated Joint Ventures, followed by the Operating Partnership’s beneficial interest in the combined information. The combined information of the Unconsolidated Joint Ventures as of September 30, 2005 excludes the balances of The Pier at Caesars, currently under construction (Note 3). Beneficial interest is calculated based on the Operating Partnership’s ownership interest in each of the Unconsolidated Joint Ventures. The accounts of International Plaza, formerly an Unconsolidated Joint Venture, are included in these results through the date of its acquisition (Note 3).

	September 30 2005	December 31 2004
Assets:
Properties	$1,118,641	$1,080,482
Accumulated depreciation and amortization	(383,299)	(360,830)

	$735,342	$719,652
Cash and cash equivalents	28,758	25,173
Accounts and notes receivable	14,499	22,866
Deferred charges and other assets	26,901	26,213

	$805,500	$793,904

Liabilities and accumulated deficiency in assets:
Notes payable	$1,001,346	$1,008,604
Accounts payable and other liabilities	54,083	53,706
TRG's accumulated deficiency in assets	(164,103)	(176,396)
Unconsolidated Joint Venture Partners' accumulated
deficiency in assets	(85,826)	(92,010)

	$805,500	$793,904

TRG's accumulated deficiency in assets (above)	$(164,103)	$(176,396)
TRG's investment in The Pier at Caesars	4,706
TRG basis adjustments, including elimination of
intercompany profit	80,449	83,796
TCO's additional basis	113,887	116,167

Net investment in Unconsolidated Joint Ventures	$34,939	$23,567

Distributions in excess of investments in and net
income of Unconsolidated Joint Ventures	102,416	106,367

Investment in Unconsolidated Joint Ventures	$137,355	$129,934

	Three Months Ended September 30		Nine Months Ended September 30

	2005	2004	2005	2004

Revenues	$71,266	$69,446	$212,877	$229,005

Recoverable and other operating expenses	$25,729	$25,696	$76,027	$83,073
Interest expense	16,987	17,351	50,504	56,937
Depreciation and amortization	10,892	10,126	32,270	37,191

Total operating costs	$53,608	$53,173	$158,801	$177,201

Net income	$17,658	$16,273	$54,076	$51,804

Net income allocable to TRG	$9,201	$8,272	$27,804	$26,500
Realized intercompany profit and TRG's
additional basis	827	779	2,186	2,443
Depreciation of TCO's additional basis	(760)	(760)	(2,280)	(2,280)

Equity in income of Unconsolidated Joint Ventures	$9,268	$8,291	$27,710	$26,663

Beneficial interest in Unconsolidated Joint Ventures'
operations:
Revenues less recoverable and other operating
expenses	$25,964	$24,769	$77,338	$79,913
Interest expense	(9,448)	(9,641)	(28,095)	(30,402)
Depreciation and amortization	(7,248)	(6,837)	(21,533)	(22,848)

Equity in income of Unconsolidated Joint Ventures	$9,268	$8,291	$27,710	$26,663

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

	At 100%		At Beneficial Interest

	Consolidated Subsidiaries	Unconsolidated Joint Ventures	Consolidated Subsidiaries	Unconsolidated Joint Ventures

Debt as of:
September 30, 2005	$2,011,559	$1,001,346	$1,893,200	$559,329
December 31, 2004	1,930,439	1,008,604	1,816,751	563,490

Capital lease obligations:
September 30, 2005	$ 10,990	$ 2,035	$ 10,434	$ 1,112
December 31, 2004	14,167	2,145	13,381	1,228

Capitalized interest:
Nine months ended September 30, 2005	$ 8,129	$ 1	$ 8,129
Nine months ended September 30, 2004	4,044		4,044

Interest expense:
Nine months ended September 30, 2005	$ 79,251	$ 50,504	$ 75,187	$ 28,095
Nine months ended September 30, 2004	70,377	56,937	68,598	30,402

        Payments of principal and interest on the loans in the following table are guaranteed by the Operating Partnership as of September 30, 2005.

Center	Loan balance as of 9/30/05	TRG's beneficial interest in loan balance as of 9/30/05	Amount of loan balance guaranteed by TRG as of 9/30/05	% of loan balance guaranteed by TRG	% of interest guaranteed by TRG

	(in millions of dollars)
Dolphin Mall	141.9	141.9	141.9	100%	100%
The Mall at Millenia	1.2	0.6	0.6	50	50
Northlake Mall	89.4	89.4	89.4	100	100
The Shops at Willow Bend	145.2	145.2	145.2	100	100

        The Northlake Mall loan agreement provides for a reduction of the amounts guaranteed as certain center performance and valuation criteria are met.

        Payments of rent and all other sums payable related to the Oyster Bay agreements are guaranteed by the Operating Partnership. As of September 30, 2005, the balances of the senior loan and owner equity contribution were $54.9 million and $2.7 million, respectively. The senior loan matures on December 31, 2005 unless construction of the center commences prior to that date, in which case the maturity is automatically extended to three years from the commencement of construction. If construction does not commence by December 31, 2005, it is management’s intent to extend or refinance the loan. As of September 30, 2005, the balance of unamortized deferred financing cost related to this loan is $2.3 million, which is currently being amortized over a period ending December 31, 2007.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

        The Company is required to escrow cash balances for specific uses stipulated by its lenders, including ground lease payments, taxes, insurance, debt service, capital improvements, leasing costs, and tenant allowances. As of September 30, 2005 and December 31, 2004 the Company’s cash balances restricted for these uses were $18.4 million and $9.7 million, respectively. Such amounts are included within cash and cash equivalents in the Company’s consolidated balance sheet.

Note 7 – Equity Transactions

        In July 2005, the Company issued $87 million of Series H Cumulative Redeemable Preferred Stock. This stock has a fixed 7.625% coupon and no stated maturity, sinking fund, or mandatory redemption requirements. The proceeds were used to redeem $87 million of the outstanding $200 million 8.3% Series A Cumulative Redeemable Preferred Stock. Offering costs of $3.1 million were incurred in connection with the new issuance. Due to the difference in the rates, this redemption of the portion of the Series A Preferred Stock will reduce the Company’s annual preferred dividends paid by $0.6 million. Emerging Issues Task Force Topic D-42, “The Effect on the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock,” provides that any excess of the fair value of the consideration transferred to the holders of preferred stock redeemed over the carrying amount of the preferred stock should be subtracted from net earnings to determine net earnings available to common stockholders. As a result of application of Topic D-42, the Company recognized a charge of $3.1 million, representing the difference between the carrying value and the redemption price of the shares of Series A Preferred Stock redeemed. After this charge, $4.0 million of the original Series A Preferred Stock offering costs remain and would be subject to Topic D-42 in future periods in the event the remainder of the Series A Preferred Stock were to be redeemed.

        In November 2004, the Company completed the issuance of the $100 million Series G Cumulative Redeemable Preferred Stock. This stock has a fixed 8.0% coupon and no stated maturity, sinking fund, or mandatory redemption requirements. Proceeds from the issuance of the Series G Preferred Stock were used to redeem the Operating Partnership’s Series C and Series D Preferred Equity.

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

        In May 2004, the Company completed a $30 million private placement of Series F Cumulative Redeemable Preferred Equity in the Operating Partnership. The Series F Preferred Equity was purchased by an institutional investor, and has a fixed 8.2% coupon and no stated maturity, sinking fund, or mandatory redemption requirements.

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

        The compensation cost that has been charged against income for the above-mentioned share-based compensation plans was $1.5 million for the nine months ended September 30, 2005. Compensation cost capitalized as part of properties and deferred leasing costs for the nine months ended September 30, 2005 was $0.3 million.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

        As of September 30, 2005 and 2004, the Company had fully vested awards outstanding for 89 thousand and 315 thousand notional shares of stock, respectively, under a predecessor long-term performance compensation plan. These awards will be settled in cash based on a twenty day average of the market value of the Company’s common stock. The cash payment has been deferred by employees until retirement or termination. The liability for the eventual payout of these awards is marked to market quarterly based on the twenty day average of the Company’s stock price. During the nine months ended September 30, 2005 and 2004, compensation cost of $0.3 million and $1.8 million was recognized relating to these awards, most of which was expensed.

Incentive Options

        The Company’s incentive option plan (the Option Plan), which is shareholder approved, permits the grant of options to employees of the Manager. The Operating Partnership’s units issued in connection with the Option Plan are exchangeable for shares of the Company’s common stock under the Continuing Offer (Note 9). As of September 30, 2005, options for 1.7 million Operating Partnership units may be issued under the Option Plan, of which 0.9 million are outstanding. Of the 0.9 million options outstanding, 0.6 million have vesting schedules with a third vesting at each of the third, fifth, and seventh years of the grant anniversary, if continuous service has been provided and certain conditions dependent on the Company’s market performance in comparison to its competitors have been met. Substantially all of the other 0.3 million options outstanding have vesting schedules with a third vesting at each of the first, second, and third years of the grant anniversary, if continuous service has been provided. The options have ten-year contractual terms.

        The Company has estimated the value of the options issued in 2005 using a Black-Scholes valuation model based on the following assumptions: expected volatility of 21.0%, expected dividend of 4.0%, expected term of 7.0 years, and risk-free rates of 3.83% to 4.15%. Expected volatility and dividend yields are based on historical volatility and yields of the Company’s stock, respectively, as well as other factors. In developing the assumption of expected term, the Company has considered the vesting and contractual terms as well as the expected terms of options disclosed by members of its peer group. The risk-free rates used are based on the U.S. Treasury yield curves in effect at the times of grants. For the options for which vesting is dependent on the Company’s market performance in comparison to its competitors, the Company used a Monte Carlo simulation to estimate the probability of the vesting conditions being met.

        A summary of option activity under the Option Plan as of September 30, 2005 and changes during the nine months then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2005	559,442	$ 11.98
Granted	902,139	30.09	9.48
Exercised	(559,442)	11.98
Forfeited	(50,000)	29.38

Outstanding at September 30, 2005	852,139	$ 30.13	9.48

        The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2005 was $3.80 per option. The range of exercise prices for options outstanding at September 30, 2005 was $29.38 to $31.31 per unit. There were no options granted during 2004. There were options for 0.8 million units exercised during the nine months ended September 30, 2004. As of September 30, 2004, there were options for 0.6 million units outstanding with a weighted average exercise price of $11.96, all of which were vested.

        The aggregate intrinsic value (the difference between the period end stock price and the option strike price) of options outstanding as of September 30, 2005 was $1.3 million. The total intrinsic value of options exercised during the periods ended September 30, 2005 and 2004 was $9.5 million and $10.7 million, respectively.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

        Cash received from option exercises under the Option Plan for the nine months ended September 30, 2005 and 2004 was $6.7 million and $10.3 million, respectively.

        All options outstanding at September 30, 2005 were nonvested. As of September 30, 2005, there was $2.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.2 years.

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

        During 2005, 140 thousand RSU were issued, of which substantially all were outstanding at September 30, 2005. The fair value of each RSU is equal to the number of shares valued at the Company’s stock price on the date of grant, which was $31.31 per RSU. These RSU vest on the third year anniversary of the grant if continuous service has been provided for that period. Based on an analysis of historical employee turnover, the Company has made an annual forfeiture assumption of 2.4% of grants when recognizing compensation costs relating to the RSU.

        All RSU outstanding at September 30, 2005 were nonvested. As of September 30, 2005, there was $3.3 million of total unrecognized compensation cost related to nonvested RSU outstanding under the LTIP. This cost is expected to be recognized over an average period of 2.4 years.

Non-Employee Directors’ Stock Grant and Deferred Compensation Plans

        In May 2005, the Company’s shareholders approved the adoption of the Taubman Centers, Inc. Non-Employee Directors’ Stock Grant Plan (SGP). The SGP provides for the annual grant to each non-employee director of the Company of shares of the Company’s common stock having a fair market value of $15 thousand. An aggregate of 50 thousand shares of the Company’s common stock are available for issuance under the SGP. Also in May, the Board of Directors of the Company approved the adoption of the Taubman Centers, Inc. Non-Employee Directors’ Deferred Compensation Plan (DCP). The DCP allows each non-employee director of the Company the right to defer the receipt of all or a portion of his or her annual director retainer until the termination of his or her service on the Company’s Board of Directors and for such deferred compensation to be denominated in restricted stock units, representing the right to receive shares of the Company’s common stock at the end of the deferral period. An aggregate of 175 thousand shares of the Company’s common stock are available for issuance under the DCP. During the deferral period, when the Company pays cash dividends on its common stock, the directors’ deferral accounts will be credited with dividend equivalents on their deferred restricted stock units, payable in additional restricted stock units based on the then-fair market value of the Company’s common stock.

        The fair value of each grant under the SGP is equal to the number of equivalent shares valued at the Company’s stock price on the date of grant. There were one thousand restricted stock units under the DCP outstanding at September 30, 2005.

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

        Based on a market value at September 30, 2005 of $31.70 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $806 million. The purchase of these interests at September 30, 2005 would have resulted in the Company owning an additional 31% interest in the Operating Partnership.

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

        In the fourth quarter of 2004, the Company ceased management of nine shopping centers and underwent a restructuring. A restructuring charge of $5.7 million was recognized in that period, substantially all of which represented employee severance payments and benefits. The remaining accrual for the unpaid balance of the restructuring charge was $0.2 million and $1.4 million as of September 30, 2005 and December 31, 2004, respectively.

        In September 2005, the last pending shareholder class and derivative actions relating to the unsolicited tender offer of Simon Property Group, Inc., were settled, and those actions, as well as all of the claims asserted in the actions, were dismissed with prejudice. The settlement did not have a material financial impact on the Company.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

        There were options for 0.9 million units of partnership interest outstanding, 0.1 million RSU outstanding under the LTIP, and one thousand RSU outstanding under the DCP that were excluded from the computation of diluted earnings per share in 2005, as their effect was antidilutive. Additionally, as of September 30, 2005, there were 12.6 million partnership units outstanding and 0.9 million unissued partnership units under unit option deferral elections currently receiving income allocations equal to distributions paid, which may be exchanged for common shares of the Company under the Continuing Offer (Note 9). These outstanding units and unissued units could only be dilutive to earnings per share if the minority interests’ ownership share of the Operating Partnership’s income was greater than their share of distributions. Similarly there were no dilutive securities affecting earnings per share computations for the three and nine months ended September 30, 2004. As a result, there are no adjustments to the numerator or denominator in the earnings per share calculations for the income statement periods presented herein.

Note 11 – New Accounting Pronouncements

        In October 2005, the FASB Issued Staff Position No. FAS 13-1 “Accounting for Rental Costs Incurred during a Construction Period”. This FSP requires that rental costs associated with ground or building operating leases incurred during a construction period be recognized as rental expense. However, FSP No. FAS 13-1 does not address lessees that account for the sale or rental of real estate projects under FASB Statement No. 67 “Accounting for Costs and Initial Rental Operations of Real Estate Projects”. As the Company’s policy is to capitalize rental costs associated with ground leases incurred during construction periods under Statement No. 67, FSP No. FAS 13-1 will not have a material effect on the Company’s results of operations when it becomes effective in 2006.

        In June 2005, the FASB ratified the EITF’s consensus on Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” This consensus establishes the presumption that general partners in a limited partnership control that limited partnership regardless of the extent of the general partners’ ownership interest in the limited partnership. The consensus further establishes that the rights of the limited partners can overcome the presumption of control by the general partners, if the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. Whether the presumption of control is overcome is a matter of judgment based on the facts and circumstances, for which the consensus provides additional guidance. This consensus is currently applicable to the Company for new or modified partnerships, and will otherwise be applicable to existing partnerships in 2006. This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership. The Company is currently evaluating the effect of this consensus and recent conforming changes made to SOP 78-9 on its consolidation policies.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

        In December 2004, the FASB issued Statement No. 123 (Revised) “Share-Based Payment”. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. Statement No. 123 (Revised) will be effective for the Company in 2006. The Company expects that adoption of this Statement will not have a material effect on its future results of operations. The Company currently applies Statement No. 123 “Accounting for Stock-Based Compensation,” including its provisions for the expense recognition of options (Note 8).

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

        The comparability of information used in measuring performance is affected by the opening of Northlake Mall in September 2005. Additional “comparable center” statistics that exclude Northlake are provided to present the performance of comparable centers in our continuing operations. Comparable centers are defined as centers that were owned and open for the full periods presented.

Current Operating Trends

        Tenant sales and sales per square foot information are operating statistics used in measuring the productivity of the portfolio and are based on reports of sales furnished by mall tenants. Our tenant sales statistics have continued to improve through the third quarter of 2005, with sales per square foot increasing 8.5% over the third quarter of 2004 and 7.5% for the year-to-date period. Tenant sales have increased every month over the past ten quarters. Sales directly impact the amount of percentage rents certain tenants and anchors pay. The effects of increases or declines in sales on our operations are moderated by the relatively minor share of total rents (approximately two percent) percentage rents represent. However, a sustained trend in sales does impact, either negatively or positively, our ability to lease vacancies and negotiate rents at advantageous rates.

        Occupancy trends also continued to show improvement in the third quarter of 2005. Ending occupancy increased to 88.9% from 87.9% in the third quarter of 2004, resulting in higher rental income. This was the fifth straight quarter of year-over-year occupancy gains. Occupancy gains during the remainder of the year are anticipated to be more moderate, due to the strong occupancy statistics achieved during the fourth quarter of 2004. Refer to “Seasonality” for occupancy and leased space statistics. Temporary tenants, defined as those with lease terms less than 12 months, are not included in occupancy or leased space statistics. Including temporary tenants, occupancy was 91.0% at September 30, 2005, an increase from 90.4% at September 30, 2004.

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

	Three Months Ended September 30		Nine Months Ended September 30

	2005	2004	2005	2004
Average rent per square foot:
Consolidated Businesses	$41.32	$41.04	$41.51	$40.69
Unconsolidated Joint Ventures	41.52	42.24	42.17	42.52
Opening base rent per square foot:
Consolidated Businesses	$40.76	$39.35	$43.20	$42.73
Unconsolidated Joint Ventures	33.51	42.36	44.11	46.58
Square feet of GLA opened:
Consolidated Businesses	137,805	192,568	507,787	474,825
Unconsolidated Joint Ventures	122,372	81,093	432,867	267,074
Closing base rent per square foot:
Consolidated Businesses	$35.99	$47.98	$40.92	$43.55
Unconsolidated Joint Ventures	38.71	63.75	43.82	52.90
Square feet of GLA closed:
Consolidated Businesses	117,425	75,795	575,736	397,469
Unconsolidated Joint Ventures	84,898	29,504	433,692	282,325
Releasing spread per square foot:
Consolidated Businesses	$4.77	$(8.63)	$2.28	$(0.82)
Unconsolidated Joint Ventures	(5.20)	(21.39)	0.29	(6.32)

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

	3rd Quarter 2005	2nd Quarter 2005	1st Quarter 2005	Total 2004	4th Quarter 2004	3rd Quarter 2004	2nd Quarter 2004	1st Quarter 2004

	(in thousands)
Mall tenant sales	$932,229	$913,408	$885,891	$3,728,010	$1,268,144	$829,775	$833,223	$796,868
Revenues:
Consolidated Businesses	$111,858	$117,589	$111,839	$431,453	$120,283	$110,901	$98,937	$101,332
Unconsolidated Joint Ventures	71,266	70,742	70,869	312,789	83,688	69,446	79,623	80,032
Occupancy:
Ending-comparable	89.2%	88.7%	88.4%	89.6%	89.6%	87.9%	86.5%	86.2%
Average-comparable	89.0	88.5	88.6	87.4	89.2	87.3	86.3	86.4
Ending	88.9	88.7	88.4	89.6	89.6	87.9	86.5	86.2
Average	88.9	88.5	88.6	87.4	89.2	87.3	86.3	86.4
Leased space:
Comparable	91.3	90.9	90.5	90.7	90.7	90.2	89.4	89.3
All centers	91.2	90.9	90.5	90.7	90.7	90.2	89.4	89.3

        Because the seasonality of sales contrasts with the generally fixed nature of minimum rents and recoveries, mall tenant occupancy costs (the sum of minimum rents, percentage rents, and expense recoveries) relative to sales are considerably higher in the first three quarters than they are in the fourth quarter.

	3rd Quarter 2005	2nd Quarter 2005	1st Quarter 2005	Total 2004	4th Quarter 2004	3rd Quarter 2004	2nd Quarter 2004	1st Quarter 2004

Consolidated Businesses:
Minimum rents	10.3%	10.4%	10.8%	10.0%	7.8%	11.1%	11.1%	11.6%
Percentage rents	0.1	0.1	0.3	0.2	0.5	0.1		0.3
Expense recoveries	4.9	5.4	4.8	5.0	3.9	5.3	5.8	5.5

Mall tenant occupancy costs	15.3%	15.9%	15.9%	15.2%	12.2%	16.5%	16.9%	17.4%

Unconsolidated Joint Ventures:
Minimum rents	9.6%	10.0%	10.2%	9.7%	7.2%	11.2%	10.4%	10.9%
Percentage rents	0.2		0.3	0.3	0.5		0.1	0.4
Expense recoveries	4.2	4.3	4.0	4.4	4.0	4.3	4.6	4.9

Mall tenant occupancy costs	14.0%	14.3%	14.5%	14.4%	11.7%	15.5%	15.1%	16.2%

Recent Events

        In October 2005, we announced plans for the development of Partridge Creek, a wholly-owned retail project in Clinton Township, Michigan. The 600 thousand square foot center will be anchored by Nordstrom, Parisian, and MJR Theatres, and is scheduled to open in the fall of 2007, with Nordstrom opening in spring 2008. Refer to Liquidity and Capital Resources regarding this project.

        We are in discussions with the Town of Oyster Bay regarding our Oyster Bay project, and are working to resolve all issues remaining prior to special use permit approval and the issuance of building permits. Nordstrom has been signed as the second anchor for the center.

        In September 2005, we entered into an agreement with MGM Mirage to lead the retail leasing and provide development and design advisory services for Project CityCenter, a mixed-use urban development project scheduled to open in 2009 in Las Vegas, Nevada. The term of the fixed-fee contract is approximately 25 years, effective June 2005.

        Refer to Results of Operations regarding the recent opening of Northlake Mall in Charlotte, North Carolina and an update on Taubman Asia.

Results of Operations

Openings and Acquisitions

        Northlake Mall, a wholly-owned regional center, opened on September 15, 2005 in Charlotte, North Carolina. The center was 95% leased and committed and approximately 80% occupied at opening. The center is expected to be over 90% occupied by the end of the year. The 1.1 million square foot center is anchored by Belk, Dick’s Sporting Goods, Dillard’s, Hecht’s, and AMC Theatres.

        In July 2004, we acquired an additional 23.6% interest in International Plaza from an outside owner for $60.2 million in cash, increasing our ownership in the center to 50.1%. As a result of the acquisition, we have a controlling interest in the center and began consolidating its results as of the purchase date. Prior to the acquisition date, we accounted for International Plaza under the equity method of accounting. As of September 30, 2005, the Operating Partnership has a preferred investment in International Plaza of $27 million, on which an annual preferential return of 8.25% will accrue. In addition to the preferred return on our investment, the Operating Partnership is entitled to receive the balance of our preferred investment before any available cash will be utilized for distribution to the non-preferred partner.

Taubman Asia

        In April 2005, we announced the formation of Taubman Asia, which will be the platform for our future expansion into the Asia-Pacific region. Taubman Asia is headquartered in Hong Kong and will seek projects that leverage our strong retail planning, design and operational capabilities. We are currently evaluating opportunities in the region and are analyzing selected projects in the major Asian markets. We are working with Morgan Stanley Real Estate Fund on certain of these opportunities, including the New Songdo City project in Incheon, South Korea.

        We expect to spend approximately $5 million in Asia during both 2005 and 2006 for office and deal pursuit costs. When we get to the point of having a deal to execute, we will build up a project team with the specific expertise that the particular project requires.

        We believe this level of commitment is appropriate given the scale and diversity of the opportunities in the Asia region. We consider a deep understanding of the local markets, an ability to contextually compare one opportunity versus another and a rigorous evaluation process to be key ingredients to successful decision-making. Our aim is to build credibility and sustainable advantage in the region. We believe that credibility will lead to added value from promotes, financial structuring, or non-capital development opportunities. In addition, it is clear there are multiple capital sources that are anxious to invest along side of us in Asia. While it is possible we will announce our involvement in a project this year, it is likely we will be moving forward with a transaction during 2006. Depending on the complexity and timing, this means it could be 2008 to 2010 before we see the positive financial impact of our investments. We believe that Asia will provide an opportunity for us that, given our size, can have an impact on our growth that is comparable to our U.S. development program.

Debt and Equity Transactions

        In July 2005, we issued $87 million of 7.625% Series H Cumulative Redeemable Preferred Stock. Proceeds from the issuance of the Series H Preferred Stock were used to redeem $87 million of our outstanding $200 million 8.3% Series A Cumulative Redeemable Preferred Stock. Offering costs of $3.1 million were incurred in connection with the new issuance. Due to the difference in the rates, this redemption of the portion of the Series A Preferred Stock will reduce our annual preferred dividends paid by $0.6 million. Emerging Issues Task Force Topic D-42, “The Effect on the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock,” provides that any excess of the fair value of the consideration transferred to the holders of preferred stock redeemed over the carrying amount of the preferred stock should be subtracted from net earnings to determine net earnings available to common stockholders. As a result of application of Topic D-42, we recognized a charge of $3.1 million, representing the difference between the carrying value and the redemption price of the shares of Series A Preferred Stock redeemed. After this charge, $4.0 million of the original Series A Preferred Stock offering costs remain and would be subject to Topic D-42 in future periods in the event the remainder of the Series A Preferred Stock were to be redeemed.

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

        In January 2004, we issued partnership units in connection with the acquisition of the additional interest in Beverly Center.

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

Share-Based Compensation

        As of September 30, 2005, we have certain share-based compensation plans: an incentive option plan, a long-term incentive plan, and non-employee directors’ stock grant and deferred compensation plans, which are described in Note 8 in our financial statements. The long-term incentive and non-employee director plans were adopted during the second quarter of 2005. We currently apply the fair value based method recognition provision of Statement No. 123 “Accounting for Stock-Based Compensation” for all compensation related to stock or options. Statement No. 123 requires the recognition of compensation cost using a fair value based method whereby compensation costs are measured at the grant date based on the value of the award and are recognized over the service period. Refer to Note 8 in the financial statements for further information about our valuation of our share-based compensation.

Unsolicited Tender Offer

        During the nine months ended September 30, 2004 we recovered through our insurance $1.0 million of costs incurred in connection with the unsolicited tender offer and related litigation, which were withdrawn and ended during October 2003.

Restructuring

        In October 2004, The Mills Corporation finalized its acquisition of 50 percent interests in nine of the ten General Motors Pension Trusts’ (GMPT) shopping centers that we managed, completing a recapitalization of GMPT’s mall portfolio. In the fourth quarter of 2004, we ceased management of these centers and underwent a personnel restructuring.

New Accounting Pronouncements

        Refer to Note 11 in our financial statements regarding Statement No. 154 “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” and Statement No. 123 (Revised) “Share-Based Payment,” both of which are required to be adopted in 2006. Also refer to Note 11 regarding the recent EITF consensus on Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” and FASB Staff Position No. 13-1 “Accounting for Rental Costs Incurred During a Construction Period.”

Lord & Taylor

        In July 2003, The May Department Stores Company (May) announced that it intends to divest 32 of its 86 Lord & Taylor stores, including four at our centers. In March 2005, we announced a plan to form a venture with May to find a replacement for the Lord & Taylor store at The Shops at Willow Bend, which closed in April 2005. Cherry Creek acquired the former Lord & Taylor building in connection with Nordstrom entering the center. The 120,000 square foot store is tentatively scheduled to open in fall 2006. At International Plaza, a 120,000 square foot Robb & Stucky furniture and design studio showroom opened in February 2005, occupying the first level and part of the second level of the former Lord & Taylor space. At the Mall at Wellington Green, a 140,000 square foot City Furniture and Ashley Furniture Home Store has signed a lease and is expected to open in November 2005.

Planned Transactions

        We are working with our partner on a sale of Woodland and expect to close this sale in the fourth quarter of 2005. This transaction, which was initiated by our partner as part of their strategy to capitalize on the current strong demand for retail properties, is consistent with our on-going efforts to recycle capital. We are working on a Section 1031 exchange that, depending on the ultimate use of proceeds, will likely result in a neutral impact on earnings in 2006.

        In June 2005, a lender agreed to lock the rate on $190 million of a planned refinancing of Cherry Creek Shopping Center’s mortgage debt at 5.01%. Cherry Creek’s current $175 million mortgage debt carries a rate of 7.68%, matures in August 2006, and is prepayable without penalty within three months of maturity.

Presentation of Operating Results

        The following table contains the operating results of our Consolidated Businesses and the Unconsolidated Joint Ventures. Income allocated to the minority partners in the Operating Partnership and preferred interests is deducted to arrive at the results allocable to our common shareowners. Because the net equity of the Operating Partnership is less than zero, the income allocated to the minority partners is equal to their share of distributions. The net equity of these minority partners is less than zero due to accumulated distributions in excess of net income and not as a result of operating losses. Distributions to partners are usually greater than net income because net income includes non-cash charges for depreciation and amortization. Amounts allocable to minority partners in certain consolidated joint ventures are added back or deducted to arrive at our net results. Our average ownership percentage of the Operating Partnership was 63% and 62% during the three and nine months ended September 30, 2005, respectively, and 60% and 61% during the three and nine months ended September 30, 2004, respectively.

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

        Reconciliations of Net Income to Funds from Operations and Beneficial Interest in EBITDA are presented following the Comparison of the Nine months Ended September 30, 2005 to the Nine months Ended September 30, 2004.

        Comparison of the Three Months Ended September 30, 2005 to the Three Months Ended September 30, 2004

        The following table sets forth operating results for the three months ended September 30, 2005 and September 30, 2004, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

	Three Months Ended September 30, 2005		Three Months Ended September 30, 2004

	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100% (1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100% (1)

	(in millions of dollars)
REVENUES:
Minimum rents	63.9	45.4	61.9	45.7
Percentage rents	1.3	1.1	1.2	0.4
Expense recoveries	37.2	22.4	35.0	21.3
Management, leasing and development services	3.4		6.1
Other	6.0	2.4	6.7	2.0

Total revenues	111.9	71.3	110.9	69.4

OPERATING EXPENSES:
Recoverable expenses (2)	35.2	19.7	32.8	18.7
Other operating	10.7	4.8	9.5	5.7
Management, leasing and development services	2.4		4.9
General and administrative	6.8		7.6
Interest expense	27.2	17.0	24.7	17.4
Depreciation and amortization (3)	29.0	11.6	27.1	10.8

Total operating expenses	111.4	53.1	106.6	52.5

	0.5	18.2	4.3	16.9

Equity in income of Unconsolidated Joint Ventures (3)	9.3		8.3

Income before discontinued operations and minority
and preferred interests	9.8		12.6
Discontinued operations-
Net gain on disposition of interest in center			0.1
Minority and preferred interests:
TRG preferred distributions	(0.6)		(2.9)
Minority share of consolidated joint ventures	0.0		0.2
Minority share of income of TRG	(0.6)		(3.7)
Distributions in excess of minority share of income	(8.3)		(5.8)

Net income	0.3		1.3
Preferred dividends (4)	(9.3)		(4.2)

Net income (loss) allocable to common shareowners	(9.0)		(2.9)

SUPPLEMENTAL INFORMATION (5):
EBITDA - 100%	58.2	47.7	57.4	46.2
EBITDA - outside partners' share	(3.1)	(21.2)	(2.8)	(20.9)

Beneficial interest in EBITDA	55.1	26.4	54.6	25.4
Beneficial interest expense	(25.8)	(9.4)	(23.4)	(9.6)
Non-real estate depreciation	(0.5)		(0.6)
Preferred dividends and distributions	(9.9)		(7.0)

Funds from Operations contribution	18.9	17.0	23.5	15.7

(1)	With the exception of the Supplemental Information, amounts include 100% of the Unconsolidated Joint Ventures. Amounts are net of intercompany transactions. The Unconsolidated Joint Ventures are presented at 100% in order to allow for measurement of their performance as a whole, without regard to our ownership interest. In our consolidated financial statements, we account for investments in the Unconsolidated Joint Ventures under the equity method.
(2)	Included in recoverable expenses of the Consolidated Businesses and Unconsolidated Joint Ventures (at 100%) are $1.5 million and $0.9 million, respectively, of depreciation of center replacement assets for 2005, and $1.3 million and $1.1 million, respectively, for 2004.
(3)	Amortization of our additional basis in the Operating Partnership included in equity in income of Unconsolidated Joint Ventures was $0.8 million in both 2005 and 2004. Also, amortization of the additional basis included in depreciation and amortization was $1.1 million in both 2005 and 2004.
(4)	Preferred dividends for the three months ended September 30, 2005, include a $3.1 million charge incurred in connection with the redemption of the Series A Preferred Stock.
(5)	EBITDA and FFO for 2004 have been restated from amounts previously reported to include an add-back of depreciation of center replacement assets recoverable from tenants.
(6)	Amounts in this table may not add due to rounding.

Consolidated Businesses

        Total revenues for the quarter ended September 30, 2005 were $111.9 million, a $1.0 million or 0.9% increase over the comparable period in 2004. Minimum rents increased primarily due to increases in occupancy, tenant rollovers, and income from specialty retailers. Minimum rents also increased due to the opening of Northlake Mall. Expense recoveries increased due to increases in recoverable expenses at certain centers, which were partially offset by adjustments to prior estimated recoveries. Management, leasing, and development revenue decreased primarily due to the loss of revenue from the nine GMPT management contracts, which were cancelled in November 2004. We expect our management, leasing, and development revenues, net of the related expenses, to be approximately $5 million in 2005. Considered in this estimate are leasing commissions still expected to be recognized relating to our previous management of the nine GMPT shopping centers, third party income related to the remaining GMPT center, and revenue from the Project CityCenter and Salt Lake City development projects. Other income decreased primarily due to decreases in gains on sales of peripheral land and lease cancellation revenue, partially offset by increases in parking-related revenue, sponsorship, and interest income. During the third quarter of 2005, we recognized our approximately $0.5 million and $0.3 million share of the Consolidated Businesses’ and Unconsolidated Joint Ventures’ lease cancellation revenue. For 2005, we are estimating that our share of lease cancellation revenue will be $8 million, and expect no additional gains on peripheral land sales for the remainder of the year.

        Total operating expenses were $111.4 million, a $4.8 million or 4.5% increase over the comparable period in 2004. Recoverable expenses increased primarily due to increases in maintenance costs, electricity expense, and property taxes at certain centers. Other operating expense increased primarily due to expenses related to Asia activities. Management, leasing, and development expense decreased primarily due to the cancellation of the GMPT management contracts. General and administrative expense decreased as a result of high expense in 2004 from the long-term compensation mark to market adjustment. While most of the grants outstanding were paid out at the end of last year, a small number remain and the expense will be impacted by large swings in our stock price. Excluding the impact of changes in our stock price, we expect that general and administrative expense will be approximately $6.5 million for the fourth quarter of 2005. Interest expense increased due to Northlake Mall, the refinancing of The Mall at Wellington Green, and increases in floating interest rates. Depreciation expense increased primarily due to Northlake Mall and changes in depreciable lives of tenant allowances in connection with early terminations.

Unconsolidated Joint Ventures

        Total revenues for the three months ended September 30, 2005 were $71.3 million, a $1.9 million or 2.7% increase from the comparable period in 2004. Expense recoveries increased primarily due to increases in recoverable expenses at certain centers.

        Total operating expenses increased by $0.6 million to $53.1 million for the three months ended September 30, 2005. Recoverable expenses increased primarily due to increases in maintenance costs at certain centers. Other operating expense decreased due to decreases in bad debt expense.

        As a result of the foregoing, income of the Unconsolidated Joint Ventures increased by $1.3 million to $18.2 million. Our equity in income of the Unconsolidated Joint Ventures was $9.3 million, a $1.0 million increase from the comparable period in 2004.

Net Income

        Our income before discontinued operations and minority and preferred interests decreased by $2.8 million to $9.8 million for 2005. Discontinued operations in 2004 included a $0.1 million adjustment to the gain on the 2003 disposition of Biltmore Fashion Park. Preferred dividends in 2005 include a $3.1 million charge related to the partial redemption of the Series A preferred stock (Debt and Equity Transactions). After allocation of income to minority and preferred interests, the net loss allocable to common shareowners for 2005 was $(9.0) million compared to $(2.9) million in the comparable period in 2004.

        Comparison of the Nine months Ended September 30, 2005 to the Nine months Ended September 30, 2004

        The following table sets forth operating results for the nine months ended September 30, 2005 and September 30, 2004, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

	Nine Months Ended September 30, 2005		Nine Months Ended September 30, 2004

	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100% (1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100% (1)

	(in millions of dollars)
REVENUES:
Minimum rents	190.2	136.6	169.5	146.5
Percentage rents	3.7	2.8	2.3	2.7
Expense recoveries	110.5	65.9	99.0	73.7
Management, leasing and development services	8.9		16.3
Other	27.8	7.5	24.0	6.3

Total revenues	341.3	212.9	311.2	229.1

OPERATING EXPENSES:
Recoverable expenses (2)	102.4	56.5	91.3	62.8
Other operating	34.8	16.1	26.3	16.1
Costs related to unsolicited tender offer, net of
recoveries			(1.0)
Management, leasing and development services	5.8		14.7
General and administrative	20.5		19.4
Interest expense	79.3	50.5	70.4	56.9
Depreciation and amortization (3)	87.1	34.5	73.5	39.3

Total operating expenses	329.8	157.6	294.6	175.2

	11.5	55.3	16.6	53.9

Equity in income of Unconsolidated Joint Ventures (3)	27.7		26.7

Income before discontinued operations and minority
and preferred interests	39.2		43.3
Discontinued operations-
Net gain on disposition of interest in center			0.3
Minority and preferred interests:
TRG preferred distributions	(1.8)		(7.6)
Minority share of consolidated joint ventures	0.0		0.0
Minority share of income of TRG	(8.2)		(11.4)
Distributions in excess of minority share of income	(18.9)		(15.2)

Net income	10.3		9.4
Preferred dividends (4)	(21.6)		(12.5)

Net income (loss) allocable to common shareowners	(11.3)		(3.0)

SUPPLEMENTAL INFORMATION (5):
EBITDA - 100%	182.3	143.0	163.9	154.3
EBITDA - outside partners' share	(10.3)	(64.2)	(3.5)	(72.3)

Beneficial interest in EBITDA	172.0	78.8	160.5	82.0
Beneficial interest expense	(75.2)	(28.1)	(68.6)	(30.4)
Non-real estate depreciation	(1.6)		(1.9)
Preferred dividends and distributions	(23.5)		(20.1)

Funds from Operations contribution	71.7	50.7	69.9	51.6

(1)	With the exception of the Supplemental Information, amounts include 100% of the Unconsolidated Joint Ventures. Amounts are net of intercompany transactions. The Unconsolidated Joint Ventures are presented at 100% in order to allow for measurement of their performance as a whole, without regard to our ownership interest. In our consolidated financial statements, we account for investments in the Unconsolidated Joint Ventures under the equity method. The results of International Plaza are presented within the Consolidated Businesses for periods beginning July 1, 2004, as a result of our acquisition of a controlling interest in the center. Results of International Plaza prior to the acquisition date are included within the Unconsolidated Joint Ventures.
(2)	Included in recoverable expenses of the Consolidated Businesses and Unconsolidated Joint Ventures (at 100%) are $4.4 million and $2.7 million, respectively, of depreciation of center replacement assets for 2005, and $3.4 million and $4.1 million, respectively, for 2004.
(3)	Amortization of our additional basis in the Operating Partnership included in equity in income of Unconsolidated Joint Ventures was $2.3 million in both 2005 and 2004. Also, amortization of the additional basis included in depreciation and amortization was $3.2 million in both 2005 and 2004.
(4)	Preferred dividends for the nine months ended September 30, 2005, include a $3.1 million charge incurred in connection with the redemption of the Series A Preferred Stock.
(5)	EBITDA and FFO for 2004 have been restated from amounts previously reported to include an add-back of depreciation of center replacement assets recoverable from tenants.
(6)	Amounts in this table may not add due to rounding.

Consolidated Businesses

        Total revenues for the nine months ended September 30, 2005 were $341.3 million, a $30.1 million or 9.7% increase over the comparable period in 2004. Minimum rents increased primarily due to International Plaza, which we began consolidating upon the acquisition of a controlling interest in the center. Minimum rents also increased due to the opening of Northlake Mall and increases in occupancy, tenant rollovers, and income from temporary tenants and specialty retailers. Percentage rents increased due to International Plaza and improving tenant sales. Expense recoveries increased primarily due to International Plaza and increases in recoverable expenses at certain centers. Management, leasing, and development revenue decreased primarily due to the loss of revenue from the nine GMPT management contracts, which were cancelled in November 2004, and were partially offset by revenue from the Project CityCenter and Salt Lake City development projects. Other income increased primarily due to increases in parking-related and interest income, which were partially offset by decreases in gains on sales of peripheral land.

        Total operating expenses were $329.8 million, a $35.2 million or 11.9% increase over the comparable period in 2004. Recoverable expenses increased primarily due to International Plaza, as well as increases in maintenance costs, electricity expense, and property taxes at certain centers. Other operating expense increased primarily due to increases in development-related and Asian activities, International Plaza, and overhead no longer allocable to the GMPT management contracts. During 2004, $1.0 million of insurance proceeds were received relating to costs expended in connection with the unsolicited tender offer. Management, leasing, and development expense decreased primarily due to the cancellation of the GMPT management contracts, with certain overhead costs previously allocated to the contracts now being recognized as other operating expenses or general and administrative expense. In addition to the increase related to expenses that were previously allocated to GMPT, general and administrative expense increased due to severance costs, travel, and professional fees, which were offset by a decrease in bonus expense due to the impact of our stock price on long-term grants. Interest expense increased due to International Plaza, the refinancings of Stony Point Fashion Park and The Mall at Wellington Green, additional debt used to fund the repurchase of shares, and the 2004 payoff of the Stamford Town Center mortgage. Interest expense also increased due to Northlake Mall and increases in floating interest rates. These increases were partially offset by a decrease due to the repayment of a $20 million loan bearing interest at 13%. Depreciation expense increased primarily due to International Plaza and changes in depreciable lives of tenant and anchor allowances in connection with early terminations occurring.

Unconsolidated Joint Ventures

        Total revenues for the nine months ended September 30, 2005 were $212.9 million, a $16.2 million or 7.1% decrease from the comparable period in 2004. Minimum rents decreased primarily due to the consolidation of International Plaza, which was partially offset by increases in occupancy, as well as income from specialty retailers and temporary tenants. Expense recoveries decreased primarily due to International Plaza. Other revenue increased primarily due to an increase in lease cancellation revenue and interest income.

        Total operating expenses decreased by $17.6 million to $157.6 million for the nine months ended September 30, 2005. Recoverable expenses decreased primarily due to International Plaza. Other operating expense was flat, as increases in professional fees and other expenses were offset by International Plaza. Interest expense decreased primarily due to International Plaza and the payoff of debt on Woodland and Stamford Town Center. Depreciation expense decreased primarily due to International Plaza.

        As a result of the foregoing, income of the Unconsolidated Joint Ventures increased by $1.4 million to $55.3 million. Our equity in income of the Unconsolidated Joint Ventures was $27.7 million, a $1.0 million increase from the comparable period in 2004.

Net Income

        Our income before discontinued operations and minority and preferred interests decreased by $4.1 million to $39.2 million for 2005. Discontinued operations in 2004 included a $0.3 million adjustment to the gain on the disposition of Biltmore Fashion Park. Preferred dividends in 2005 include a $3.1 million charge related to the partial redemption of the Series A preferred stock. After allocation of income to minority and preferred interests, the net loss allocable to common shareowners for 2005 was $(11.3) million compared to $(3.0) million in the comparable period in 2004.

Reconciliation of Net Income to Funds from Operations

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
	(in millions of dollars)

Net income (loss) allocable to common shareowners	(9.0)	(2.9)	(11.3)	(3.0)
Add (less) depreciation and gain on disposition of property:
Gain on disposition of interest in center		(0.1)		(0.3)
Depreciation and amortization (1):
Consolidated businesses at 100%	30.5	28.4	91.5	76.9
Minority partners in consolidated joint ventures	(1.7)	(1.8)	(6.3)	(1.7)
Share of unconsolidated joint ventures	7.7	7.4	23.0	24.9
Non-real estate depreciation	(0.5)	(0.6)	(1.6)	(1.9)

Add minority interests in TRG:
Minority share of income of TRG	0.6	3.1	8.2	11.4
Distributions in excess of minority share of income of TRG	8.3	5.8	18.9	15.2

Funds from Operations - TRG (2)	35.9	39.2	122.4	121.5

Funds from Operations - TCO (2)	22.5	23.6	75.9	73.7

(1)	Depreciation includes $2.5 million and $2.2 million of mall tenant allowance amortization for the three months ended September 30, 2005 and 2004, respectively and $7.6 million and $6.1 million for the nine months ended September 30, 2005 and 2004, respectively. Depreciation also includes TRG’s beneficial interest in depreciation of center replacement assets recoverable from tenants of $1.9 million for the three months ended September 30, 2005 and 2004, and $5.6 million and $5.4 million for the nine months ended September 30, 2005 and 2004, respectively.
(2)	FFO for the three and nine months ended September 30, 2004 has been restated from previously reported amounts to include the add-back of depreciation of center replacement assets recoverable from tenants. TCO’s share of TRG’s FFO is based on an average ownership of 63% and 60% during the three months ended September 30, 2005 and 2004, respectively, and 62% and 61% during the nine months ended September 30, 2005 and 2004, respectively.
(3)	Amounts in this table may not add due to rounding.

Reconciliation of Net Income to Beneficial Interest in EBITDA

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2005	2005	2004
	(in millions of dollars)

Net income (loss) allocable to common shareowners	(9.0)	(2.9)	(11.3)	(3.0)
Add (less) depreciation and gain on disposition of property:
Gain on disposition of interest in center		(0.1)		(0.3)
Depreciation and amortization:
Consolidated businesses at 100%	30.5	28.4	91.5	76.9
Minority partners in consolidated joint ventures	(1.7)	(1.8)	(6.3)	(1.7)
Share of unconsolidated joint ventures	7.7	7.4	23.0	24.9

Add minority interests in TRG:
Minority share of income of TRG	0.6	3.1	8.2	11.4
Distributions in excess of minority share of income of TRG	8.3	5.8	18.9	15.2

Add (less) preferred interests and interest expense:
Preferred dividends and distributions	9.9	7.0	23.5	20.1
Interest expense for all businesses in continuing operations	44.2	42.0	129.8	127.3
Interest expense allocable to minority partners in
consolidated joint ventures	(1.4)	(1.3)	(4.1)	(1.8)
Interest expense allocable to outside partners in
unconsolidated joint ventures	(7.5)	(7.7)	(22.4)	(26.5)

Beneficial interest in EBITDA - TRG (1)	81.6	79.9	250.7	242.5

(1)	Beneficial interest in EBITDA for the three and nine months ended September 30, 2004 has been restated from previously reported amounts to include the add-back of depreciation of center replacement assets recoverable from tenants.
(2)	Amounts in this table may not add due to rounding.

Liquidity and Capital Resources

        In the following discussion, references to beneficial interest represent the Operating Partnership’s share of the results of its consolidated and unconsolidated businesses. We do not have, and have not had, any parent company indebtedness; all debt discussed represents obligations of the Operating Partnership or its subsidiaries and joint ventures.

        Capital resources are required to maintain our current operations, fund construction costs on Northlake Mall, which recently opened, pay dividends, and fund planned capital spending for future developments and other commitments and contingencies. We believe that our net cash provided by operating activities, distributions from our joint ventures, the unutilized portions of our credit facilities, and our ability to access the capital markets assure adequate liquidity to meet current and future cash requirements and will allow us to conduct our operations in accordance with our dividend and financing policies. The following sections contain information regarding our recent capital transactions and sources and uses of cash; beneficial interest in debt and sensitivity to interest rate risk; contractual obligations; covenants, commitments, and contingencies; and historical capital spending. We then provide information regarding our anticipated future capital spending.

Summaries of 2005 Capital Activities and Transactions

        As of September 30, 2005, we had a consolidated cash balance of $38.1 million, of which $18.4 million is restricted to specific uses stipulated by our lenders, including ground lease payments, taxes, insurance, debt service, capital improvements, leasing costs, and tenant allowances. Additionally, we have a secured $350 million line of credit. This line had $90.0 million of borrowings as of September 30, 2005. We also have available a second secured bank line of credit of up to $40 million. This line had $20.5 million outstanding as of September 30, 2005. Both lines of credit mature in February 2008. The $350 million line of credit has a one-year extension option.

Operating Activities

        Our net cash provided by operating activities was $120.1 million in 2005, compared to $84.6 million in 2004. In 2005, increases in cash from 2004 related primarily to increases in rents, the opening of Northlake Mall, and additional operating cash flows due to International Plaza, which we began consolidating upon the acquisition of a controlling interest in the center. Additionally, in 2004, a swap agreement on the Beverly financing was settled and costs relating to the unsolicited tender offer were paid; similar payments were not made in 2005.

Investing Activities

        Net cash used in investing activities was $105.3 million in 2005 compared to $191.9 million in 2004. Cash used in investing activities was impacted by the timing of capital expenditures, with additions to properties in 2005 and 2004 for the construction of Northlake Mall, as well as other development activities and other capital items. A tabular presentation of 2005 capital spending is shown in Capital Spending. During 2004, $58.5 million, net of cash transferred in, was used to purchase an additional interest in International Plaza and $3.3 million was used to acquire an additional interest in Beverly Center. Contributions to Unconsolidated Joint Ventures of $29.4 million in 2005 were made primarily for the purchase of anchor spaces at Stamford Town Center and Cherry Creek Shopping Center, the initial contribution to The Pier at Caesars (Capital Spending – New Centers), and to fund construction at Waterside Shops at Pelican Bay, while $71.3 million was contributed in 2004 in connection with the payoff of debt at Stamford Town Center and Woodland.

        Sources of cash used in funding these investing activities, other than cash flow from operating activities, included distributions from Unconsolidated Joint Ventures and the transactions described under Financing Activities. Distributions in excess of earnings from Unconsolidated Joint Ventures provided $18.3 million in 2005 and $20.0 million in 2004. Net proceeds from sales of peripheral land and land-related rights were $6.1 million and $7.8 million in 2005 and 2004, respectively. The timing of land sales is variable and proceeds from land sales can vary significantly from period to period.

Financing Activities

        Net cash used in financing activities was $5.8 million in 2005, compared to $104.2 million of cash provided in 2004. Net cash needed from financing activities was determined by the cash requirements of the investing activities described in the preceding section. Proceeds from the issuance of debt, net of payments and issuance costs, were $80.7 million in 2005, compared to $201.5 million in 2004. Issuances of stock and partnership units related to the exercise of employee options contributed $6.7 million in 2005 and $10.3 million in 2004. In 2005 we used the $87 million proceeds from the issuance of Series H Preferred Stock to redeem a portion of the Series A Preferred Stock. Issuance of Series F Preferred Equity contributed $30 million in 2004. Equity issuance costs were $3.2 million and $0.8 million in 2005 and 2004, respectively. Repurchases of common stock totaled $50.2 million in 2004. Total dividends and distributions paid were $90.0 million and $86.7 million in 2005 and 2004, respectively.

Beneficial Interest in Debt

        At September 30, 2005, the Operating Partnership’s debt and its beneficial interest in the debt of its Consolidated and Unconsolidated Joint Ventures totaled $2,452.5 million with an average interest rate of 5.92% excluding amortization of debt issuance costs and the effects of interest rate hedging instruments. These costs are reported as interest expense in the results of operations. Interest expense for the nine months ended September 30, 2005 includes $0.5 million of non-cash amortization relating to acquisitions. On an annualized basis, interest expense from non-cash amortization relating to acquisitions is equal to $0.6 million, or 0.03% of the average all-in rate. Included in beneficial interest in debt is debt used to fund development and expansion costs. Beneficial interest in construction work in process totaled $120.6 million as of September 30, 2005, which includes $110.3 million of assets on which interest is being capitalized. Beneficial interest in capitalized interest was $3.0 million and $8.1 million for the three and nine months ended September 30, 2005, respectively. The following table presents information about our beneficial interest in debt as of September 30, 2005:

	Amount	Interest Rate Including Spread

	(in millions)
Fixed rate debt	$1,908.3	6.02%	(1)

Floating rate debt-
Floating month to month	544.2	5.58	(1)

Total beneficial interest in debt	$2,452.5	5.92	(1)

Amortization of financing costs (2)		0.31%

Average all-in rate		6.23%

(1)	Represents weighted average interest rate before amortization of financing costs.
(2)	Financing costs include financing fees, interest rate cap premiums, and losses on settlement of derivatives used to hedge the refinancing of certain fixed rate debt.

        In addition, as of September 30, 2005, $284.7 million of our beneficial interest in floating rate debt is covered under interest rate cap agreements with LIBOR cap rates ranging from 4.6% to 7.0% with terms ending February 2006 through July 2007.

Sensitivity Analysis

        We have exposure to interest rate risk on our debt obligations and interest rate instruments. We use derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. We routinely use cap, swap, treasury lock, and rate lock agreements to meet these objectives. Based on the Operating Partnership’s beneficial interest in floating rate debt in effect at September 30, 2005, a one percent increase or decrease in interest rates on this floating rate debt would decrease or increase cash flows by approximately $5.4 million and, due to the effect of capitalized interest, annual earnings by approximately $4.8 million. Based on our consolidated debt and interest rates in effect at September 30, 2005, a one percent increase in interest rates would decrease the fair value of debt by approximately $72.3 million, while a one percent decrease in interest rates would increase the fair value of debt by approximately $77.3 million.

Contractual Obligations

        In conducting our business, we enter into various contractual obligations, including those for debt, capital leases for property improvements, operating leases for office space and land, purchase obligations (primarily for construction), and other long-term commitments. Disclosure of these items is contained in our Annual Report on Form 10-K. Updates of the 10-K disclosures for debt obligations and planned capital spending, which can vary significantly from period to period, as of September 30, 2005 are provided in the table below:

	Payments due by period

	Total	Less than 1 year (2005)	1-3 years (2006-2007)	3-5 years (2008-2009)	More than 5 years (2010+)

	(in millions of dollars)
Debt (1):
Lines of credit	110.5			110.5
Property level debt	1,901.1	59.6	413.9	453.3	974.3
Interest payments	559.6	29.3	194.4	140.5	195.5
Purchase obligations -
Planned capital spending (2)	30.1	30.1

(1)	The settlement periods for debt do not consider extension options. Amounts relating to interest on floating rate debt are calculated based on the debt balances and interest rates as of September 30, 2005.
(2)	As of September 30, 2005, we were contractually liable for $24.9 million of this planned spending. See Planned Capital Spending for detail regarding planned funding.
(3)	Amounts in this table may not add due to rounding.

        In May 2004, we entered into a series of agreements related to a project at the Town of Oyster Bay, New York (see Planned Capital Spending). The property is being developed in a build-to-suit structure to facilitate a Section 1031 like-kind exchange in order to provide flexibility for disposing of assets in the future. A third party acquired our option to purchase land at the Town of Oyster Bay, New York and reimbursed us for our project costs to date. Subsequently, the third party acquired the land and became the owner of the project. We are the developer of the project and have an option to purchase the project. The owner will provide 3% of project funding and will lease the property to a wholly owned subsidiary of the Operating Partnership. A senior lender will provide 62% of the project costs at a rate of LIBOR plus 2.0%. We will provide 35% of the project funding under a junior subordinated financing at LIBOR plus 2.75% to the owner. We will also guarantee the lease payments and the completion of the project. The lease payments are structured to cover debt service on the senior loan, junior loan, a return (greater of LIBOR plus 4.0% or 8.0%) on the owner’s 3% equity investment during the term of the lease, and repayment of the principal and 3% equity contribution upon termination. As of September 30, 2005, the balances of the senior loan and owner equity contribution were $54.9 million and $2.7 million, respectively; the senior loan is limited to a total commitment of $62 million until municipal approvals have been obtained. We consolidate the owner and other entities described above and the junior loan and other intercompany transactions are eliminated in consolidation.

        In September 2005, we entered into a series of agreements related to the Partridge Creek project in Clinton Township, Michigan (see Planned Capital Spending). The ownership of the land purchased for this project was structured to facilitate a Section 1031 like-kind exchange in order to provide flexibility for disposing of assets in the future. We engaged the services of a third party exchange company to acquire the land and hold title for a period of no longer than 180 days. The third party acquired our option to purchase the land using the proceeds from a loan from the Operating Partnership. Subsequently, the third party acquired the land and entered into a lease of the land to the Operating Partnership. We have an option to purchase the land from the third party exchange company during the 180 day exchange period. We consolidate the entity that owns the land. The loan and other intercompany transactions are eliminated in consolidation.

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

        Payments of principal and interest on the loans in the following table are guaranteed by the Operating Partnership as of September 30, 2005.

Center	Loan balance as of 9/30/05	TRG's beneficial interest in loan balance as of 9/30/05	Amount of loan balance guaranteed by TRG as of 9/30/05	% of loan balance guaranteed by TRG	% of interest guaranteed by TRG

	(in millions of dollars)
Dolphin Mall	141.9	141.9	141.9	100%	100%
The Mall at Millenia	1.2	0.6	0.6	50	50
Northlake Mall	89.4	89.4	89.4	100	100
The Shops at Willow Bend	145.2	145.2	145.2	100	100

        The Northlake Mall loan agreement provides for a reduction of the amounts guaranteed as certain center performance and valuation criteria are met.

        Payments of rent and all other sums payable related to the Oyster Bay agreements are guaranteed by the Operating Partnership. As of September 30, 2005, the balances of the senior loan and owner equity contribution (see Contractual Obligations) were $54.9 million and $2.7 million, respectively.

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

        Based on a market value at September 30, 2005 of $31.70 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $806 million. The purchase of these interests at September 30, 2005 would have resulted in our owning an additional 31% interest in the Operating Partnership.

Capital Spending

        Capital spending for routine maintenance of the shopping centers is generally recovered from tenants. Capital spending through September 30, 2005 is summarized in the following table:

	2005 (1)

	Consolidated Businesses		Beneficial Interest in Consolidated Businesses		Unconsolidated Joint Ventures		Beneficial Interest in Unconsolidated Joint Ventures

	(in millions of dollars)
New Development Projects
Pre-construction development activities	18.9	(2)	18.9	(2)
New centers	90.9	(3)	90.9	(3)

Existing Centers
Renovation projects with incremental GLA
and/or anchor replacement	1.6		1.6		39.2	(4)	16.5	(4)
Renovations with no incremental GLA effect
and other	3.0		2.9		1.8		0.9
Mall tenant allowances (5)	13.8		13.0		4.4		2.3
Asset replacement costs reimbursable by tenants	1.2		1.2		1.1		0.7

Corporate office improvements and equipment	2.7		2.7

Additions to properties	132.1		131.1		46.5		20.3

(1)	Costs are net of intercompany profits and are computed on an accrual basis.
(2)	Primarily includes project costs of Oyster Bay.
(3)	Primarily includes costs related to Northlake Mall and Partridge Creek.
(4)	Includes costs related to the acquisition of the former Filene’s space at Stamford Town Center, the former Lord & Taylor space at Cherry Creek Shopping Center, and the expansion and renovation of Waterside Shops at Pelican Bay.
(5)	Excludes initial lease-up costs.
(6)	Amounts in this table may not add due to rounding.

        For the nine months ended September 30, 2005, in addition to the costs above, we incurred our $4.0 million share of Consolidated Businesses’ and $1.1 million share of Unconsolidated Joint Ventures’ capitalized leasing costs.

        The following table presents a reconciliation of the Consolidated Businesses’ capital spending shown above to cash additions to properties as presented in our Consolidated Statement of Cash Flows for the quarter ended September 30, 2005:

(in millions)

Consolidated Businesses' capital spending not recovered from tenants	$132.1
Differences between cash and accrual basis	(31.8)

Additions to properties	$100.3

Planned Capital Spending

New Centers

        Groundbreaking is scheduled for November 2005 on an approximately 600,000 square foot center, Partridge Creek, in Clinton Township, Michigan. The center will be anchored by Nordstrom, Parisian, and MJR Theatres. The land for the site was purchased in September 2005 (see Contractual Obligations) and the center is scheduled to open in the fall of 2007, with Nordstrom opening in spring 2008. Our investment in this center will be approximately $155 million and we are expecting a stabilized return of 9.5%.

        In January 2005, we entered into an agreement to invest in The Pier at Caesars (The Pier), located in Atlantic City, New Jersey, with Gordon Group Holdings LLC (Gordon), who is developing the center. The Pier is currently under construction, and is expected to open in late spring 2006. Under the agreement, we will have a 30% interest in The Pier. Our capital contribution in The Pier will be made in three steps. The initial investment of $4 million was made at the closing in January 2005. A second payment equal to 70% of our projected required total investment (less the initial $4 million payment) is expected to be made within six months after the project opens. The third and final payment will be made shortly after the completion of the project’s stabilization year (2007) based on its actual net operating income (NOI) and debt levels. Our total capital contribution will be computed at a price to be calculated at a seven percent capitalization rate. Depending on the performance of the project, we expect our total cash investment to be in the range of $30 million to $35 million. During construction of the project, Gordon will loan the venture the funding for capital expenditures in excess of the construction loan financing. Interest on the loan will be accruable at the short-term applicable federal rate (AFR) under Section 1274(d) of the Internal Revenue Code and will be repaid before any distributions to the venture partners. The contributions of the Company will be used to repay the principal portion of the loan. Consequently, the Company expects that its share of distributions and income will initially be less than its residual 30% interest.

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

        In 2004, we signed a conditional letter of intent regarding a future development in Salt Lake City, Utah. The project would be a reconfiguration of two existing properties, and although the ownership structure and amount of our investment have not yet been finalized, the ground breaking is anticipated in early 2006.

        Our approximately $93 million balance of development pre-construction costs as of September 30, 2005 consists primarily of costs relating to our Oyster Bay project in the Town of Oyster Bay, New York. We have announced Nordstrom’s commitment to the project. Nordstrom will join Neiman Marcus, completing the anchor lineup. The demolition of the site is finished, and we are working with the community to resolve all issues remaining prior to special use permit approval and the issuance of building permits. We continue to target a fall 2007 opening for this center. The returns on this project will be somewhat lower than our normal targets due to the significant pre-development and construction costs on this site. We expect success with the ongoing negotiations, but if we are ultimately unsuccessful in the negotiation process, it is anticipated that the recovery on this asset would be significantly less than our current investment.

Existing Centers

        Construction is underway on an expansion and renovation at Waterside Shops at Pelican Bay. The expansion will increase the size of the center to 282,000 square feet and will cost approximately $51 million. We expect a return of approximately 11% on our $13 million share of project costs. The tenants will open in stages beginning in late 2005 through early 2006. In addition, Nordstrom will join the center as an anchor in spring 2008 and an expansion of the current anchor, Saks Fifth Avenue, will be completed in late 2007 or early 2008.

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

        At Stamford Town Center we purchased the Filene’s store, which closed in January 2005. The former Filene’s building will be demolished to make way for a mix of retail uses. Plans for the new retail mix are still under discussion. Construction is expected to begin in early 2006 with a 2007 anticipated completion.

        An expansion (including a theater and restaurants) is ongoing at Woodland and will open later this year. A new anchor is being added to Dolphin Mall and will open in 2007.

        The replacement of the four Lord & Taylor stores that were part of May’s July 2003 announcement to close 32 stores in certain geographic regions is discussed in Results of Operations – Lord & Taylor. Together, our share of all costs anticipated for the complete replacement of these four Lord & Taylor stores is expected to be just over $20 million. This amount includes buyout costs, build out costs, tenant allowances, and an estimate for potential costs at Willow Bend. For this investment, we expect to earn a return of over 10%.

        The following table summarizes planned capital spending for 2005, excluding the capital contribution related to The Pier (above), as well as costs related to the future development in Salt Lake City and projects or expansions for which budgets have not yet been approved by the Board of Directors:

	2005 (1)

	Consolidated Businesses		Beneficial Interest in Consolidated Businesses		Unconsolidated Joint Ventures		Beneficial Interest in Unconsolidated Joint Ventures

	(in millions of dollars)
New development projects	131.7	(2)	131.7	(2)
Existing centers	24.8		24.4		72.7	(3)	23.9	(3)
Corporate office improvements and equipment	5.6		5.6

Total	162.2		161.7		72.7		23.9

(1)	Costs are net of intercompany profits.
(2)	Primarily includes costs related to Northlake Mall, Partridge Creek, and Oyster Bay (project described above).
(3)	Primarily includes costs related to the acquisition of the former Filene’s space at Stamford Town Center, the former Lord & Taylor space at Cherry Creek Shopping Center, and the expansion and renovation of Waterside Shops at Pelican Bay.
(4)	Amounts in this table may not add due to rounding.

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

Dividends

        We pay regular quarterly dividends to our common and Series A, Series G, and Series H preferred shareowners. Dividends to our common shareowners are at the discretion of the Board of Directors and depend on the cash available to us, our financial condition, capital and other requirements, and such other factors as the Board of Directors deems relevant. To qualify as a REIT, we must distribute at least 90% of our REIT taxable income to our shareowners, as well as meet certain other requirements. Preferred dividends accrue regardless of whether earnings, cash availability, or contractual obligations were to prohibit the current payment of dividends. The 8.3% Series A preferred stock became callable in October 2002.

        On September 8, 2005, we declared a quarterly dividend of $0.285 per common share payable October 20, 2005 to shareowners of record on September 30, 2005. The Board of Directors also declared a quarterly dividend of $0.46111 per share on our 8.3% Series A Preferred Stock, paid on September 30, 2005 to shareowners of record on September 20, 2005. We also declared a quarterly dividend of $0.44444 per share on our 8% Series G Preferred Stock, also paid on September 30, 2005 to shareowners of record on September 20, 2005. We also declared a quarterly dividend of $0.42361 per share on our 7.625% Series H Preferred Stock, also paid on September 30, 2005 to shareholders of record on September 20, 2005. The preferred dividends have been reduced by the amount of the early dividends declared on June 10, 2005 and paid on July 11, 2005 in conjunction with the partial redemption of the Company’s Series A Preferred Shares.

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

        There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

        In September 2005, the last pending shareholder class and derivative actions relating to the unsolicited tender offer of Simon Property Group, Inc., were settled, and those actions, as well as all of the claims asserted in the actions, were dismissed with prejudice. The settlement did not have a material financial impact on the Company.

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

Date: November 1, 2005	TAUBMAN CENTERS, INC. By: /s/ Lisa A. Payne Lisa A. Payne Vice Chairman, Chief Financial Officer, and Director (Principal Financial Officer)