Form 10-K
period 2005-12-31
TAUBMAN CENTERS INC
filed 2006-03-01
CIK 890319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005.

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _________________ Commission File Number 1-11530

TAUBMAN CENTERS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-2033632 (I.R.S. Employer Identification No.)

200 East Long Lake Road Suite 300, P.O. Box 200 Bloomfield Hills, Michigan (Address of principal executive office)	48303-0200 (Zip Code)

Registrant's telephone number, including area code:	(248) 258-6800

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 Par Value	New York Stock Exchange

8.3% Series A Cumulative Redeemable Preferred Stock, $0.01 Par Value	New York Stock Exchange

8% Series G Cumulative Redeemable Preferred Stock, No Par Value	New York Stock Exchange

7.625% Series H Cumulative Redeemable Preferred Stock, No Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes No

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act).
       Large Accelerated Filer    Accelerated Filer    Non-Accelerated Filer

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No

The aggregate market value of the 50,986,479 shares of Common Stock held by non-affiliates of the registrant as of February 27, 2006 was $1.7 billion, based upon the closing price $34.09 on the New York Stock Exchange composite tape on June 30, 2005. (For this computation, the registrant has excluded the market value of all shares of its Common Stock held by directors of the registrant and certain other shareholders; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.) As of February 27, 2006, there were outstanding 51,996,139 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders meeting to be held in 2006 are incorporated by reference into Parts II and III.

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

The Company

        Taubman Centers, Inc. (“we”, “us”, “our”, or “TCO”) was incorporated in Michigan in 1973 and we had our initial public offering (“IPO”) in 1992. We own a 64% managing general partner’s interest in The Taubman Realty Group Limited Partnership (the “Operating Partnership” or “TRG”), through which we conduct all of our operations.

        We are engaged in the ownership, development, acquisition, and operation of regional shopping centers and interests therein. Our portfolio as of December 31, 2005 included 21 urban and suburban regional and super regional shopping centers in 10 states. In addition, The Pier at Caesars (Atlantic City, New Jersey) is under construction and will open in May 2006 and The Mall at Partridge Creek (Clinton Township, Michigan) is under construction and will open in fall 2007. The Operating Partnership also owns certain regional retail shopping center development projects and more than 99% of The Taubman Company LLC (the “Manager”), which manages the shopping centers and provides other services to the Operating Partnership and to us. See the table on pages 13 and 14 of this report for information regarding the centers.

        In 2005, we formed Taubman Asia, which will be the platform for our future expansion into the Asia-Pacific region. Taubman Asia is headquartered in Hong Kong and will seek opportunities in Asia to augment our existing development and acquisition activities.

        We are a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the “Code”). In order to satisfy the provisions of the Code applicable to REITs, we must distribute to our shareholders at least 90% of our REIT taxable income prior to net capital gains and meet certain other requirements. The Operating Partnership’s partnership agreement provides that the Operating Partnership will distribute, at a minimum, sufficient amounts to its partners such that our pro rata share will enable us to pay shareholder dividends (including capital gains dividends that may be required upon the Operating Partnership’s sale of an asset) that will satisfy the REIT provisions of the Code.

Recent Developments

        For a discussion of business developments that occurred in 2005, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A).

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

        The centers:

o	are strategically located in major metropolitan areas, many in communities that are among the most affluent in the country, including Charlotte, Dallas, Denver, Detroit, Los Angeles, Miami, New York City, Orlando, Phoenix, San Francisco, Tampa, and Washington, D.C.;

o	range in size between 233,000 and 1.6 million square feet of GLA and between 124,000 and 642,000 square feet of Mall GLA. The smallest center has approximately 40 stores, and the largest has over 200 stores. Of the 21 centers, 19 are super-regional shopping centers;

o	have approximately 3,000 stores operated by their mall tenants under approximately 1,000 trade names;

o	have 65 anchors, operating under 19 trade names;

o	lease most of Mall GLA to national chains, including subsidiaries or divisions of The Limited (The Limited, Express, Victoria's Secret, and others), Gap (Gap, Gap Kids, Banana Republic, Old Navy, and others), and Foot Locker, Inc. (Foot Locker, Lady Foot Locker, Champs Sports, and others); and

o	are among the most productive (measured by mall tenants’ average per square foot sales) in the United States. In 2005, mall tenants had average per square foot sales of $508, which is significantly greater than the average for all regional shopping centers owned by public companies.

        The most important factor affecting the revenues generated by the centers is leasing to mall tenants (primarily specialty retailers), which represents approximately 90% of revenues. Anchors account for less than 10% of revenues because many own their stores and, in general, those that lease their stores do so at rates substantially lower than those in effect for mall tenants.

        Our portfolio is concentrated in highly productive super-regional shopping centers. Of the 21 centers, 19 had annual rent rolls at December 31, 2005 of over $10 million. We believe that this level of productivity is indicative of the centers’ strong competitive position and is, in significant part, attributable to our business strategy and philosophy. We believe that large shopping centers (including regional and especially super-regional shopping centers) are the least susceptible to direct competition because (among other reasons) anchors and large specialty retail stores do not find it economically attractive to open additional stores in the immediate vicinity of an existing location for fear of competing with themselves. In addition to the advantage of size, we believe that the centers’ success can be attributed in part to their other physical characteristics, such as design, layout, and amenities.

Business Strategy And Philosophy

        We believe that the regional shopping center business is not simply a real estate development business, but rather an operating business in which a retailing approach to the on-going management and leasing of the centers is essential. Thus we:

o	offer a large, diverse selection of retail stores in each center to give customers a broad selection of consumer goods and variety of price ranges;

o	endeavor to increase overall mall tenants’ sales by leasing space to a constantly changing mix of tenants, thereby increasing achievable rents;

o	seek to anticipate trends in the retailing industry and emphasize ongoing introductions of new retail concepts into our centers. Due in part to this strategy, a number of successful retail trade names have opened their first mall stores in the centers. In addition, we have brought to the centers “new to the market” retailers. We believe that the execution of this leasing strategy has been unique in the industry and is an important element in building and maintaining customer loyalty and increasing mall productivity; and

o	provide innovative initiatives that utilize technology and the Internet to heighten the shopping experience, build customer loyalty and increase tenant sales. Our Taubman Center Website Program connects shoppers and retailers through an interactive content-driven website. We also offer our shoppers a robust direct email program, which allows them to receive, each week, information featuring what’s on sale and what’s new at the stores they select.

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

        In 2005, we began a new leasing strategy which offers our tenants the option to pay a fixed charge or pay their share of common area maintenance (CAM) costs. We believe that this will be positive for tenant relations, as it will allow the retailer to decide whether fixed CAM or traditional net CAM works best for them. Our research suggests this approach is unique in the industry; the retailer can choose greater predictability for a modest premium in the fixed CAM option. From a financial perspective, our analysis shows the premium will balance our additional risk. As tenants sign up for the fixed CAM option, over time there will be significantly less matching of CAM income with CAM expenditures, which can vary considerably from period to period.

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

        In October 2005, we announced plans for the development of The Mall at Partridge Creek, a wholly owned retail project in Clinton Township, Michigan. Groundbreaking on the 640,000 square foot center occurred during November 2005 and the center is expected to open in fall 2007, with Nordstrom opening in spring 2008. The center will be anchored by Nordstrom, Parisian, and MJR Theatres.

        Our approximately $104 million balance of development pre-construction costs as of December 31, 2005 consists of costs relating to the Oyster Bay project in the Town of Oyster Bay, New York. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources — Planned Capital Spending” regarding the status of this project.

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

        In January 2005, we entered into an agreement to invest in The Pier at Caesars (The Pier), located in Atlantic City, New Jersey, with Gordon Group Holdings LLC (Gordon), which is developing the center. The Pier is currently under construction, and is expected to open in May 2006.

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

        While we will continue to evaluate development projects using criteria, including financial criteria for rates of return, similar to those employed in the past, no assurances can be given that the adherence to these policies will produce comparable results in the future. In addition, the costs of shopping center development opportunities that are explored but ultimately abandoned will, to some extent, diminish the overall return on development projects. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Spending” for further discussion of our development activities).

Strategic Acquisitions

        Our objective is to acquire existing centers only when they are compatible with the quality of our portfolio (or can be redeveloped to that level) and that satisfy our strategic plans and pricing requirements. We also may acquire additional interests in centers currently in our portfolio. In 2004 we acquired an additional 23.6% interest in International Plaza, bringing our ownership in the shopping center to 50.1%, and the additional 30% ownership of Beverly Center, bringing our ownership in the shopping center to 100%.

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

        Construction is underway on an expansion and renovation at Waterside Shops at Pelican Bay, which will increase the size of the center to 282,000 square feet. The tenants will begin opening in stages in 2006. In addition, Nordstrom will join the center as an anchor in 2008 and an expansion of the current anchor, Saks Fifth Avenue, will be completed in late 2007 or early 2008.

        Construction at Twelve Oaks Mall will begin early in 2006 with the addition of a 167,000 square foot Nordstrom, a 60,000 square foot expansion and renovation of Marshall Field’s, and approximately 97,000 square feet of additional new store space.

        In January 2005 we closed on the purchase of the Filene’s store at Stamford Town Center. Demolition of the building is expected to begin in the first quarter of 2006 and we are currently finalizing our plans for new restaurant and retail space.

        The following table includes information regarding recent development, acquisition, and expansion and renovation activities that have been completed:

Developments:

Completion Date	Center	Location
September 2005	Northlake Mall	Charlotte, North Carolina
September 2003	Stony Point Fashion Park	Richmond, Virginia

Acquisitions:

Completion Date	Center	Location
July 2004	International Plaza	Tampa, Florida
additional interest (1)
January 2004	Beverly Center	Los Angeles, California
additional interest (2)
December 2003	Waterside Shops at Pelican Bay (3)	Naples, Florida
July 2003	MacArthur Center	Norfolk, Virginia
additional interest (4)
March 2003	Great Lakes Crossing	Auburn Hills, Michigan
additional interest (5)

Expansions and Renovations:

Completion Date	Center	Location
December 2003	Regency Square	Richmond, Virginia
November 2003	The Mall at Short Hills	Short Hills, New Jersey

(1)	In July 2004, an additional 23.6% interest in the center was acquired.
(2)	In January 2004, the joint venture partner’s 30% interest in the center was acquired.
(3)	In December 2003, a 25% interest in the center was acquired.
(4)	In July 2003, an additional 25% interest in the center was acquired.
(5)	In March 2003, the joint venture partner’s 15% interest in the center was acquired.

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

        The following tables contain certain information regarding per square foot minimum rent in our consolidated businesses and unconsolidated joint ventures at the comparable centers (centers that had been owned and open for the current and preceding year):

	2005	2004	2003	2002	2001

Average rent per square foot:
Consolidated Businesses	$41.41	$40.98	$40.06	$42.31	$41.90
Unconsolidated Joint Ventures	42.11	42.09	42.75	42.03	41.76
Opening base rent per square foot:
Consolidated Businesses	$42.38	$44.35	$43.41	$45.91	$52.77
Unconsolidated Joint Ventures	44.60	44.67	40.06	43.03	47.45
Square feet of GLA opened:
Consolidated Businesses	682,305	688,020	512,105	429,705	360,302
Unconsolidated Joint Ventures	421,441	337,679	498,950	344,311	297,513
Closing base rent per square foot:
Consolidated Businesses	$40.59	$44.54	$40.80	$43.47	$42.34
Unconsolidated Joint Ventures	42.74	51.40	41.28	41.63	39.56
Square feet of GLA closed:
Consolidated Businesses	650,701	499,098	628,626	299,234	447,018
Unconsolidated Joint Ventures	405,745	280,393	470,143	362,747	356,524
Releasing spread per square foot:
Consolidated Businesses	$1.79	$(0.19)	$2.61	$2.44	$10.43
Unconsolidated Joint Ventures	1.86	(6.73)	(1.22)	1.40	7.89

        The spread between opening and closing rents may not be indicative of future periods, as this statistic is not computed on comparable tenant spaces, and can vary significantly from period to period depending on the total amount, location, and average size of tenant space opening and closing in the period.

Lease Expirations

        The following table shows lease expirations based on information available as of December 31, 2005 for the next ten years for all owned centers in operation at that date:

Lease Expiration Year	Number of Leases Expiring	Leased Area in Square Footage	Annualized Base Rent Under Expiring Leases (in thousands of dollars)	Annualized Base Rent Under Expiring Leases Per Square Foot	Percent of Total Leased Square Footage Represented by Expiring Leases

2006 (1)	137	364,408	11,796	$32.37	3.3%
2007	256	699,690	27,057	38.67	6.2
2008	309	915,890	35,807	39.09	8.2
2009	334	929,483	37,960	40.84	8.3
2010	232	680,044	30,014	44.14	6.1
2011	441	1,417,211	56,508	39.87	12.7
2012	305	1,353,455	53,837	39.78	12.1
2013	269	1,237,728	44,419	35.89	11.1
2014	201	782,969	28,018	35.78	7.0
2015	253	994,437	36,134	36.34	8.9

(1)	Excludes leases that expire in 2006 for which renewal leases or leases with replacement tenants have been executed as of December 31, 2005.

        We believe that the information in the table is not necessarily indicative of what will occur in the future because of several factors, but principally because of early lease terminations at the centers. For example, the average remaining term of the leases that were terminated during the period 2000 to 2005 was approximately two years. The average term of leases signed during 2005 and 2004 was approximately seven years.

        In addition, mall tenants at the centers may seek the protection of the bankruptcy laws, which could result in the termination of such tenants’ leases and thus cause a reduction in cash flow. In 2005 we experienced the lowest percentage in our history at 0.4% of leases affected compared to 1.7% in 2004. This statistic has ranged from 0.4% to 4.5% since we went public in 1992. Since 1991, the annual provision for losses on accounts receivable has been less than 2% of annual revenues.

Occupancy

        Mall tenant leased space, ending occupancy, and average occupancy rates of our centers were 91.7%, 90.0% and 88.9%, respectively, in 2005, and 90.7%, 89.6%, and 87.4%, respectively, in 2004. For comparable centers, leased space, ending occupancy, and average occupancy rates were 91.6%, 90.3%, and 89.1%, respectively, in 2005, and 90.7%, 89.6%, and 87.4%, respectively, in 2004. Occupancy statistics include centers owned and open in the full periods presented, and value center anchors. The statistics for comparable centers exclude Northlake, which opened in 2005 and Woodland, which was sold in the fourth quarter of 2005.

Major Tenants

        No single retail company represents 10% or more of our revenues. The combined operations of The Limited, Inc. accounted for approximately 4.7% of Mall GLA as of December 31, 2005 and 4.6% of 2005 minimum rent. No other single retail company accounted for more than 4% of Mall GLA or 3% of 2005 minimum rent. The following table shows the ten largest tenants and their square footage as of December 31, 2005:

Tenant	# of Stores	Square Footage	% of Mall GLA

Limited (The Limited, Express, Victoria's Secret)	63	470,448	4.7%
Gap (Gap, Gap Kids, Banana Republic, Old Navy)	41	334,512	3.3
Forever 21	18	251,003	2.5
Abercrombie & Fitch (Abercrombie & Fitch, Hollister)	32	234,304	2.3
Foot Locker (Foot Locker, Lady Foot Locker, Champs Sports)	44	227,122	2.3
Williams-Sonoma (Williams-Sonoma, Pottery Barn, Pottery Barn Kids)	29	213,205	2.1
Retail Brand Alliance (Brooks Brothers, Casual Corner) (1)	26	170,104	1.7
Ann Taylor	28	157,382	1.6
The TJX Companies (Marshalls, T.J. Maxx)	4	151,313	1.5
Talbots	19	135,426	1.4

(1)	Retail Brand Alliance announced its intent to terminate 77,000 square feet of retail shopping space in 2006 related to its Casual Corner and Petite Sophisticate stores.

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

        Such factors include:

o	changes in the national, regional, and/or local economic and geopolitical climates;

o	increases in operating costs;

o	the public perception of the safety of customers at our shopping centers;

o	legal liabilities;

o	availability and cost of financing;

o	changes in government regulations; and

o	changes in real estate zoning and tax laws.

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

        In 2005, Congress extended the expiration date of TRIA to December 31, 2007. While Congress may further extend or replace TRIA , the possibility exists that TRIA may be allowed to expire at the end of 2007. There are specific provisions in our loans that address terrorism insurance. Simply stated, in most loans, we are obligated to obtain terrorism insurance, but there are limits on the amounts we could be required to spend to obtain such coverage. If Congress fails to further extend or replace TRIA or if another terrorist event occurs, we would likely pay higher amounts for terrorism insurance coverage and/or obtain less coverage than we have currently. Our inability to obtain such coverage or to do so only at greatly increased costs may also negatively impact the availability and cost of future financings.

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

We may acquire or develop new properties, and these activities are subject to various risks.

        We actively pursue development and acquisition activities as opportunities arise, and these activities are subject to the following risks:

o	the pre-construction phase for a regional center typically extends over several years, and the time to obtain anchor commitments, zoning and regulatory approvals, and public financing can vary significantly from project to project;

o	we may not be able to obtain the necessary zoning or other governmental approvals for a project, or we may determine that the expected return on a project is not sufficient; if we abandon our development activities with respect to a particular project, we may incur a loss on our investment;

o	construction and other project costs may exceed our original estimates because of increases in material and labor costs, delays and costs to obtain anchor and tenant commitments;

o	we may not be able to obtain financing or to refinance construction loans, which are generally recourse to TRG; and

o	occupancy rates and rents at a completed project may not meet our projections, and the costs of development activities that we explore but ultimately abandon will, to some extent, diminish the overall return on our completed development projects.

        We are currently exploring development and acquisition opportunities in international markets. In addition to the risks noted above we may have additional currency, funds repatriation, tax and other political and regulatory considerations associated with such projects that may reduce our financial return.

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

        Even if we qualify as a REIT for federal income tax purposes, we will be required to pay certain federal, state and local taxes on our income and property. For example, we will be subject to income tax to the extent we distribute less than 100% of our REIT taxable income, including capital gains. Moreover, if we have net income from “prohibited transactions,” that income will be subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. The determination as to whether a particular sale is a prohibited transaction depends on the facts and circumstances related to that sale. We cannot guarantee that sales of our properties would not be prohibited transactions unless we comply with certain statutory safe-harbor provisions. The need to avoid prohibited transactions could cause us to forego or defer sales of facilities that non-REITs otherwise would have sold or that might otherwise be in our best interest to sell.

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

        Based on information contained in filings made with the SEC, as of December 31, 2005, A. Alfred Taubman and the members of his family have the power to vote approximately 31% of the outstanding shares of our common stock and our Series B preferred stock, considered together as a single class, and approximately 83% of our outstanding Series B preferred stock. Our shares of common stock and our Series B preferred stock vote together as a single class on all matters generally submitted to a vote of our shareholders, and the holders of the Series B preferred stock have certain rights to nominate up to four individuals for election to our board of directors and other class voting rights. Mr. Taubman’s sons, Robert S. Taubman and William S. Taubman, serve as our Chairman of the Board, President and Chief Executive Officer, and our Chief Operating Officer, respectively. These individuals occupy the same positions with The Taubman Company, LLC, which manages all of our properties. As a result, Mr. A. Alfred Taubman and the members of his family may exercise significant influence with respect to the election of our board of directors, the outcome of any corporate transaction or other matter submitted to our shareholders for approval, including any merger, consolidation or sale of all or substantially all of our assets. In addition, because our articles of incorporation impose a limitation on the ownership of our outstanding capital stock by any person and such ownership limitation may not be changed without the affirmative vote of holders owning not less than two-thirds of the outstanding shares of capital stock entitled to vote on such matter, Mr. A. Alfred Taubman and the members of his family have the power to prevent a change in control of our company.

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

        Our governing documents do not limit us from incurring additional indebtedness and other liabilities. As of December 31, 2005, we had approximately $2.1 billion of consolidated indebtedness outstanding, and our beneficial interest in both our consolidated debt and the debt of our unconsolidated joint ventures was $2.5 billion. We may incur additional indebtedness and become more highly leveraged, which could harm our financial position and potentially limit our cash available to pay dividends.

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

        As of December 31, 2005, the Manager had 526 full-time employees. The following table provides a breakdown of employees by operational areas as of December 31, 2005:

Number of Employees

Center Operations	195
Property Management	130
Leasing	47
Development	35
Financial Services	60
Other	59

Total	526

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

Item 1A. RISK FACTORS.

        The information required by this item is included in this report at Item 1 under the caption “Business – General Risks of the Company.”

Item 1B. UNRESOLVED STAFF COMMENTS.

      None.

Item 2. PROPERTIES.

Ownership

        The following table sets forth certain information about each of the centers. The table includes only centers in operation at December 31, 2005. Centers are owned in fee other than Beverly Center, Cherry Creek, International Plaza, MacArthur Center, and Sunvalley, which are held under ground leases expiring between 2049 and 2083.

        Certain of the centers are partially owned through joint ventures. Generally, the Operating Partnership’s joint venture partners have ongoing rights with regard to the disposition of the Operating Partnership’s interest in the joint ventures, as well as the approval of certain major matters.

Center	Anchors	Sq. Ft. of GLA/ Mall GLA as of 12/31/05		Year Opened/ Expanded	Year Acquired	Ownership % as of 12/31/05

Consolidated Businesses:
Beverly Center	Bloomingdale's, Macy's	878,000		1982		100%
Los Angeles, CA		570,000

Dolphin Mall	Bass Pro Shops Outdoor World (2007),	1,313,000		2001		100%
Miami, FL	Burlington Coat Factory, Cobb Theatres,	623,000
	Dave & Busters, The Sports Authority, Off 5th
	Saks, Marshalls, Neiman Marcus-Last Call

Fairlane Town Center	Marshall Field's, JCPenney, Lord & Taylor	1,532,000		1976/1978/		100%
Dearborn, MI	Off 5th Saks, Sears	642,000		1980/2000
(Detroit Metropolitan Area)

Great Lakes Crossing	Bass Pro Shops Outdoor World, GameWorks,	1,359,000		1998		100%
Auburn Hills, MI	Neiman Marcus-Last Call, Off 5th Saks	545,000
(Detroit Metropolitan Area)	Star Theatres, Circuit City

International Plaza	Dillard's, Neiman Marcus, Nordstrom	1,221,000		2001		50%
Tampa, FL	Robb & Stucky	579,000

MacArthur Center	Dillard's, Nordstrom	931,000		1999		95%
Norfolk, VA		517,000

Northlake Mall	Belk, Dillard's, Hecht's, Dick's Sporting	1,072,000	(1)	2005		100%
Charlotte, NC	Goods	406,000

Regency Square	Hecht's (two locations), JCPenney,	820,000		1975/1987	1997	100%
Richmond, VA	Sears	233,000

The Mall at Short Hills	Bloomingdale's, Macy's, Neiman	1,341,000		1980/1994/		100%
Short Hills, NJ	Marcus, Nordstrom, Saks Fifth Avenue	519,000		1995

Stony Point Fashion Park	Dillard's, Saks Fifth Avenue, Dick's	662,000		2003		100%
Richmond, VA	Sporting Goods	296,000

Twelve Oaks Mall	Marshall Field's, JCPenney, Lord &	1,189,000		1977/1978		100%
Novi, MI	Taylor,Nordstrom (2007), Sears	451,000
(Detroit Metropolitan Area)

The Mall at Wellington Green	City Furniture and Ashley Furniture Home Store,	1,278,000		2001/2003		90%
Wellington, FL	Dillard's, JCPenney, Macy's, Nordstrom	465,000
(Palm Beach County)

The Shops at Willow Bend	Dillard's, Foley's, Neiman Marcus	1,391,000	(2)	2001/2004		100%
Plano, TX	Saks Fifth Avenue	533,000
(Dallas Metropolitan Area)

	Total GLA	14,987,000
	Total Mall GLA	6,379,000
	TRG% of Total GLA	14,202,000
	TRG% of Total Mall GLA	6,017,000

Unconsolidated Joint Ventures:
Arizona Mills	GameWorks, Harkins Cinemas,	1,231,000		1997		50%
Tempe, AZ	JCPenney Outlet, Neiman Marcus-	527,000
(Phoenix Metropolitan Area)	Last Call, Off 5th Saks

Cherry Creek Shopping Center	Foley's, Neiman Marcus,	1,023,000	(3)	1990/1998		50%
Denver, CO	Nordstrom (2007), Saks Fifth Avenue	550,000

Fair Oaks	Hecht's, JCPenney, Lord & Taylor,	1,571,000		1980/1987/		50%
Fairfax, VA	Sears, Macy's	566,000		1988/2000
(Washington, DC Metropolitan Area)

The Mall at Millenia	Bloomingdale's, Macy's, Neiman	1,116,000		2002		50%
Orlando, FL	Marcus	516,000

Stamford Town Center	Macy's, Saks Fifth Avenue	853,000	(4)	1982		50%
Stamford, CT		360,000

Sunvalley	JCPenney, Macy's (two locations),	1,328,000		1967/1981	2002	50%
Concord, CA	Sears	488,000
(San Francisco Metropolitan Area)

Waterside Shops at Pelican Bay	Nordstrom (2008), Saks Fifth Avenue	233,000	(5)	1992	2003	25%
Naples, FL		124,000

Westfarms	Filene's, Filene's Men's Store/Furniture	1,289,000		1974/1983/		79%
West Hartford, CT	Gallery, JCPenney, Lord & Taylor, Nordstrom	519,000		1997

	Total GLA	8,644,000
	Total Mall GLA	3,650,000
	TRG% of Total GLA	4,638,000
	TRG% of Total Mall GLA	1,945,000

	Grand Total GLA	23,631,000
	Grand Total Mall GLA	10,029,000
	TRG% of Total GLA	18,840,000
	TRG% of Total Mall GLA	7,962,000

(1)	GLA includes approximately 60,000 square feet for AMC Theatres.
(2)	GLA includes the former Lord & Taylor store, which closed on April 30, 2005.
(3)	Nordstrom will occupy the former Lord & Taylor space, which closed on April 30, 2005.
(4)	GLA includes the former Filene’s store, which closed in January 2005.
(5)	Center is currently under renovation and expansion.

Anchors

        The following table summarizes certain information regarding the anchors at the operating centers (excluding the value centers) as of December 31, 2005:

Name	Number of Anchor Stores	12/31/05 GLA (in thousands)	% of GLA
Belk	1	180	0.9%

City Furniture and Ashley Furniture Home Store	1	140	0.7%

Dick's Sporting Goods	2	159	0.8%

Dillard's	6	1,335	6.8%

Federated
Macy's	8	1,669
Marshall Field's	2	480
Hecht's	4	618
Bloomingdale's	3	614
Lord & Taylor	4	518
Foley's	2	418
Filene's	1	209
Filene's Mens Store/Furniture Gallery	1	80
Total	25	4,606	23.3%

JCPenney	7	1,266	6.4%

Neiman Marcus (1)	5	556	2.8%

Nordstrom (2)	5	796	4.0%

Robb & Stucky	1	119	0.6%

Saks
Saks Fifth Avenue	6	467
Off 5th Saks (3)	1	93
Total	7	560	2.8%

Sears	5	1,104	5.6%

Total	65	10,821	54.9	% (4)

(1)	Excludes three Neiman Marcus – Last Call stores at value centers.
(2)	Nordstrom will open at Cherry Creek Shopping Center in 2007, Twelve Oaks Mall in 2007, and Waterside Shops at Pelican Bay in 2008.
(3)	Excludes three Off 5th Saks stores at value centers.
(4)	Percentages in table may not add due to rounding.

Mortgage Debt

        The following table sets forth certain information regarding the mortgages encumbering the centers as of December 31, 2005. All mortgage debt in the table below is nonrecourse to the Operating Partnership, except for debt encumbering Dolphin Mall and The Shops at Willow Bend (repaid in February 2006). The Operating Partnership has guaranteed the payment of all or a portion of the principal and interest on the mortgage debt of these centers. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Loan Commitments and Guarantees”). A $1.0 million note secured by certain equipment of The Mall at Millenia is excluded.

Centers Consolidated in TCO's Financial Statements	Stated Interest Rate		Principal Balance as of 12/31/05 (thousands of dollars)		Annual Debt Service (thousands of dollars)		Maturity Date		Balance Due on Maturity (thousands of dollars)	Earliest Prepayment Date

Beverly Center	5.28%		347,500		Interest Only	(1)	02/11/14		303,277	01/16/07	(2)
Dolphin Mall	LIBOR+2.15%	(3)	141,311		2,184+Interest	(4)	02/09/07	(5)	138,779	30 Days Notice	(6)
Great Lakes Crossing	5.25%		145,239		10,006	(7)	03/11/13		125,507	30 Days Notice	(2)
International Plaza (50.1%)	4.21%	(8)	182,135	(8)	11,274	(7)	01/08/08		175,150	30 Days Notice	(9)
MacArthur Center (95%)	7.59%	(10)	140,895	(10)	12,400	(7)	10/01/10		126,884	30 Days Notice	(2)
The Mall at Oyster Bay	LIBOR+2.00%		56,241		Interest Only		03/01/06	(11)	56,241	10 Days Notice	(16)
Regency Square	6.75%		78,792		6,421	(7)	11/01/11		71,569	60 Days Notice	(13)
The Mall at Short Hills	5.47%		540,000		Interest Only		12/14/15		540,000	01/01/11	(14)
Stony Point Fashion Park	6.24%		113,228		8,488	(7)	06/01/14		98,585	08/13/06	(15)
The Mall at Wellington
Green (90%)	5.44%		200,000		Interest Only		05/06/15		200,000	06/24/07	(15)
The Shops at Willow Bend	LIBOR+2.25%		144,607		2,367+Interest	(4)	07/09/06	(16)	143,346	30 Days Notice	(16)

Other Consolidated Secured Debt

TRG Credit Facility	LIBOR+0.80%	(17)	0		Interest Only		02/14/08	(18)	0	2 Days Notice	(12)
TRG Credit Facility	Variable Bank Rate	(19)	0		Interest Only		02/14/08		0	At Any Time	(12)

Centers Owned by Unconsolidated
Joint Ventures/TRG's % Ownership

Arizona Mills (50%)	7.90%		139,408		12,728	(7)	10/05/10		130,419	30 Days Notice	(2)
Cherry Creek Shopping Center (50%)	7.68%		173,984		15,946	(20)	08/11/06	(21)	172,523	60 Days Notice	(22)
Fair Oaks (50%)	6.60%		140,000		Interest Only		04/01/08		140,000	30 Days Notice	(23)
The Mall at Millenia (50%)	5.46%		210,000		Interest Only	(24)	04/09/13		195,255	03/29/06	(2)
Sunvalley (50%)	5.67%		129,905		9,372	(7)	11/01/12		114,056	30 Days Notice	(2)
Westfarms (79%)	6.10%		201,417		15,272	(7)	07/11/12		179,028	30 Days Notice	(2)

(1)	Loan is interest only through 2/11/06 then begin amortizing principal based on 30 years. Annual debt service will be $23.1 million.
(2)	No defeasance deposit required if paid within three months of maturity date.
(3)	The entire debt balance is capped at 7% plus 2.15% credit spread until maturity based on one-month LIBOR.
(4)	Amortizing principal based on 25 years at 7%.
(5)	Maturity date may be extended for a total of 2 years.
(6)	Debt may be prepaid with a prepayment penalty equal to 2% of principal prepaid between the period 9/9/05 to 2/8/06 and a 1% penalty of principal prepaid between the period 2/9/06 and 8/8/06. No prepayment penalty if prepaid after 8/9/06. The Company expects to pay off the loan in August 2006.
(7)	Amortizing principal based on 30 years.
(8)	Debt is reduced by $0.3 million of purchase accounting discount from acquisition which increases the stated rate on the debt of 4.21% to an effective rate of 4.38%.
(9)	No defeasance deposit required if paid within one month of maturity date.
(10)	Debt includes $3.6 million of purchase accounting premium from acquisition which reduces the stated rate on the debt of 7.59% to an effective rate of 6.84%.
(11)	Loan was repaid in February 2006.
(12)	Prepayment can be made without penalty.
(13)	No defeasance deposit required if paid within six months of maturity date.
(14)	Debt may be prepaid with a prepayment penalty equal to greater of yield maintenance or 1% of principal prepaid. No prepayment penalty is due if prepaid within three months of maturity date. 30 days notice required.
(15)	No defeasance deposit required if paid within four months of maturity date.
(16)	Loan was repaid in February 2006.
(17)	The facility is a $350 million line of credit and is secured by mortgages on Fairlane Town Center and Twelve Oaks Mall.
(18)	The maturity date may be extended one year.
(19)	The facility is a $40 million line of credit and is secured by an indirect interest in 40% of The Mall at Short Hills.
(20)	Amortizing principal based on 25 years.
(21)	A lender has agreed to lock the rate on $190 million of a planned refinancing at 5.01%. The new loan is expected to close in the second quarter 2006.
(22)	Debt may be prepaid with a yield maintenance prepayment penalty. No prepayment penalty is due if redeemed within three months of maturity date.
(23)	Debt may be prepaid with a yield maintenance prepayment penalty. No prepayment penalty is due if prepaid within six months of maturity date.
(24)	Interest only through 4/9/08. Thereafter, principal will be amortized based on 30 years. Annual debt service will be $14.2 million.

        For additional information regarding the centers and their operations, see the responses to Item 1 of this report.

Item 3. LEGAL PROCEEDINGS.

        In September 2005, the last pending shareholder class and derivative actions relating to the unsolicited tender offer were settled, and those actions, as well as all of the claims asserted in the actions, were dismissed with prejudice. The settlement did not have a material financial impact on the Company.

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

      Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

         The common stock of Taubman Centers, Inc. is listed and traded on the New York Stock Exchange (Symbol: TCO). As of February 27, 2006, the 51,996,139 outstanding shares of Common Stock were held by 518 holders of record. The closing price per share of the Common Stock on the New York Stock Exchange on February 27, 2006 was $39.95.

        The following table presents the dividends declared and range of share prices for each quarter of 2005 and 2004:

	Market Quotations

2005 Quarter Ended	High	Low	Dividends
March 31	$29.85	$26.60	$0.285

June 30	35.03	27.83	0.285

September 30	36.04	31.00	0.285

December 31	35.83	28.75	0.305

	Market Quotations

2004 Quarter Ended	High	Low	Dividends
March 31	$25.17	$21.00	$0.270

June 30	25.65	19.30	0.270

September 30	26.75	22.18	0.270

December 31	30.33	26.01	0.285

        Other information required by this item is hereby incorporated by reference to the table and footnotes appearing in our definitive proxy statement for the annual meeting of shareholders to be held in 2006 (the “Proxy Statement”) under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters – Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 6. SELECTED FINANCIAL DATA.

        The following table sets forth selected financial data and should be read in conjunction with the financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report:

	Year Ended December 31

	2005	2004	2003	2002	2001
	(in thousands of dollars, except as noted)
STATEMENT OF OPERATIONS DATA:
Rents, recoveries, and other shopping center revenues	473,438	431,453	388,483	356,182	309,347
Income before gain on disposition of interest in center,
discontinued operations, cumulative effect of change in
accounting principle, and minority and preferred interests	57,432	59,970	31,292	42,015	51,480
Gain on disposition of interest in center (1)	52,799
Discontinued operations (2)		328	50,881	13,816	4,184
Cumulative effect of change in accounting principle (3)					(8,404)
Minority interest in TRG	(35,869)	(35,694)	(35,501)	(32,826)	(31,673)
TRG preferred distributions	(2,460)	(12,244)	(9,000)	(9,000)	(9,000)
Net income (4)	71,735	12,378	37,836	14,426	7,657
Preferred dividends	(27,622)	(17,444)	(16,600)	(16,600)	(16,600)
Net income (loss) allocable to common shareowners	44,113	(5,066)	21,236	(2,174)	(8,943)
Income (loss) from continuing operations per common
share - diluted	0.87	(0.11)	(0.13)	(0.16)	(0.13)
Net income (loss) per common share - diluted	0.87	(0.10)	0.41	(0.05)	(0.18)
Dividends declared per common share	1.160	1.095	1.050	1.025	1.005
Weighted average number of common shares outstanding -
basic	50,459,314	49,021,843	50,387,616	51,239,237	50,500,058
Weighted average number of common shares outstanding -
diluted	50,530,139	49,021,843	50,387,616	51,239,237	50,500,058
Number of common shares outstanding at end of period	51,866,184	48,745,625	49,936,786	52,207,756	50,734,984
Ownership percentage of TRG at end of period	64%	61%	61%	62%	62%

BALANCE SHEET DATA:
Real estate before accumulated depreciation	3,081,324	2,936,964	2,519,922	2,393,428	1,985,737
Total assets (5)	2,797,580	2,632,434	2,186,970	2,269,707	2,141,439
Total debt	2,089,948	1,930,439	1,495,777	1,463,725	1,342,212

SUPPLEMENTAL INFORMATION:
Funds from Operations allocable to TCO (4)(6)	110,578	103,070	87,325	88,240	78,524
Mall tenant sales (7)	4,124,534	3,728,010	3,417,572	3,113,620	2,797,867
Sales per square foot (7)(8)	508	466	441	457	465
Number of shopping centers at end of period	21	21	21	20	20
Ending Mall GLA in thousands of square feet	10,029	9,982	9,988	9,850	9,186
Leased space (9)(10)	91.7%	90.7%	89.8%	90.3%	87.7%
Ending occupancy (10)	90.0%	89.6%	87.4%	87.0%	84.0%
Average occupancy (10)	88.9%	87.4%	86.6%	84.8%	84.9%
Average base rent per square foot (8):
Consolidated businesses:
All mall tenants	$41.41	$40.98	$40.06	$42.31	$41.90
Stores opening during year	42.38	44.35	43.41	45.91	52.77
Stores closing during year	40.59	44.54	40.80	43.47	42.34
Unconsolidated Joint Ventures:
All mall tenants	$42.11	$42.09	$42.75	$42.03	$41.76
Stores opening during year	44.60	44.67	40.06	43.03	47.45
Stores closing during year	42.74	51.40	41.28	41.63	39.56

(1)	In December 2005, a 50% owned unconsolidated joint venture sold its interest in Woodland for $177.4 million.
(2)	Biltmore Fashion Park was sold in 2003, and La Cumbre Plaza and Paseo Nuevo were sold in 2002. Discontinued operations in 2004, 2003, and 2002 include gains on dispositions of interests in centers of $0.3 million, $49.6 million, and $12.3 million, respectively.
(3)	In January 2001, we adopted Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” and its amendments and interpretations. We recognized a loss as a transition adjustment to mark our share of interest rate agreements to fair value as of January 1, 2001.
(4)	Funds from Operations (FFO) is defined and discussed in MD&A – Presentation of Operating Results. Net income in 2005 includes a $12.7 million charge incurred in connection with a prepayment premium and the write-off of financing costs related to the refinancing of The Mall at Short Hills, the pay-off of the Northlake Mall loan, and debt modifications in connection with the pay-off of the Oyster Bay loan. In addition to these charges, FFO in 2005 includes a $3.1 million charge incurred in connection with the redemption of $87 million of the Series A Preferred Stock. Net income and FFO in 2004 include insurance recoveries related to the unsolicited tender offer of $1.0 million, a $2.7 million charge incurred in connection with the redemption of the Series C and D Preferred Equity, and a $5.7 million restructuring loss. Net income and FFO include costs incurred in connection with the unsolicited tender offer, net of recoveries, of $24.8 million and $5.1 million in 2003 and 2002, respectively. FFO amounts for years prior to 2005 have been restated to include an add-back of depreciation for CAM assets which were recovered from tenants in the year of acquisition and depreciated over the recovery period.
(5)	Certain reclassifications have been made to prior year information to conform to current year classifications.
(6)	Reconciliations of net income (loss) to FFO for 2005, 2004, and 2003 are provided in MD&A – Presentation of Operating Results. For 2002, net loss of $2.2 million, less the gain on dispositions of interests in centers of $12.3 million, adding back depreciation and amortization of $124.3 million and minority interests in TRG of $32.8 million, arrives at TRG’s FFO of $142.6 million, of which TCO’s share was $88.2 million. For 2001, net loss of $8.9 million, adding back the cumulative effect of change in accounting principle of $8.4 million, depreciation and amortization of $96.5 million, and minority interests in TRG of $31.7 million, arrives at TRG’s FFO of $127.6 million, of which TCO’s share was $78.5 million.
(7)	Based on reports of sales furnished by mall tenants.
(8)	See MD&A for information regarding this statistic.
(9)	Leased space comprises both occupied space and space that is leased but not yet occupied.
(10)	2003 statistics have been restated to include anchor spaces at value centers (Arizona Mills, Dolphin Mall, and Great Lakes Crossing). Prior to 2003, these statistics exclude anchor spaces at value centers.

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

General Background and Performance Measurement

        Taubman Centers, Inc. (“we”, “us”, “our” or “TCO”) owns a managing general partner’s interest in The Taubman Realty Group Limited Partnership (the “Operating Partnership” or “TRG”), through which we conduct all of our operations. The Operating Partnership owns, develops, acquires, and operates shopping centers. The Consolidated Businesses consist of shopping centers that are controlled by ownership or contractual agreement, development projects for future regional shopping centers, variable interest entities for which we are the primary beneficiary, and The Taubman Company LLC (“Manager”). Shopping centers owned through joint ventures that are not controlled by us but over which we have significant influence (“Unconsolidated Joint Ventures”) are accounted for under the equity method.

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

        There are a number of items that affect the comparability of information used in measuring performance. During 2005, we opened Northlake Mall and sold our interest in Woodland. During 2003, we opened Stony Point Fashion Park, acquired an interest in Waterside Shops at Pelican Bay, and sold our interest in Biltmore Fashion Park (see “Results of Operations – Openings, Acquisitions, and Dispositions”). Additional “comparable center” statistics that include centers owned and open for two years are provided to present the performance of comparable centers in our continuing operations. For 2005 and 2004, comparable centers exclude Northlake Mall and Woodland.

Overall Summary of Management's Discussion and Analysis of Financial Condition and Results of Operations

        Our business is to lease space in our shopping centers. Generally these leases are long term (7 to 10 years). Therefore general economic trends most directly impact our tenants’ sales and consequently their ability to perform under their existing lease agreements and expand into new locations as well as our ability to find new tenants for our shopping centers. Occupancy continued to increase during 2005, and we have now reported year over year occupancy increases for six straight quarters. We anticipate that during the first half of 2006 occupancy will be even with the first half of 2005 due to some early terminations and we expect increases in the second half of the year. Tenant sales trends demonstrated strong growth in 2005, increasing 9.0% and reaching a new record level of $508 per square foot for our comparable centers. This increase in sales resulted in a significant increase in percentage rent in 2005 and a decrease in our tenants’ occupancy costs as a percentage of sales (see “Results of Operations”). We believe these improving tenant sales provide us an opportunity to increase rents in the future. (see “Mall Tenant Sales and Center Revenues” and “Rental Rates and Occupancy”).

        The rents we are able to achieve are similarly affected by economic trends and tenants’ expectations thereof, as described under “Rental Rates and Occupancy”. The spread between rents on openings and closings may not be indicative of future periods, as this statistic is not computed on comparable tenant spaces, and can vary significantly from quarter to quarter depending on the total amount, location, and average size of tenant space opening and closing in the period. Mall tenant sales, occupancy levels and our resulting revenues are seasonal in nature (see “Seasonality”).

        Our analysis of our financial results begins under “Results of Operations”. We have been active in developing and expanding our shopping center portfolio, and we describe the most recent center openings, including Northlake Mall and Stony Point Fashion Park under “Openings, Acquisitions, and Dispositions”. Also, over the last three years, we acquired additional interests in five centers and disposed of interests in two centers, including the disposition in December 2005 of our interest in a 50% owned unconsolidated joint venture. Additional efforts to broaden our growth included the formation of Taubman Asia, which will be the platform for our future expansion into the Asia-Pacific region.

        We similarly have been very active in managing our balance sheet, completing a series of new financings and refinancings of existing debt, issuances of partnership and preferred equity, and redemptions of partners’ interests in TRG, as well as a series of stock buybacks, as outlined under “Debt Transactions” and “Equity Transactions”. As a result of our most recent financings, we believe we are better positioned for a rise in interest rates.

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

        With all the preceding information as background, we have then provided insight and explanations for variances in our financial results from 2003 through 2005 under “Comparison of 2005 to 2004” and “Comparison of 2004 to 2003". As information useful to understanding our results, we have described the presentation of our minority interest, the recent dispositions of interests in centers, and the reasons for our use of non-GAAP measures such as EBITDA and Funds from Operations (FFO) under “Presentation of Operating Results”. Reconciliations from net income allocable to common shareowners to these measures follow the annual comparisons.

        Our discussion of sources and uses of capital resources under “Liquidity and Capital Resources” begins with a brief overview of capital activities and transactions occurring in 2005. Analysis of specific operating, investing, and financing activities is then provided in more detail. Cash flows from rents and recoveries, recent center openings, and the acquisition of an additional interest in a property provide the resources for payments of interest and other operating expenses, leasing costs, and required distributions and dividends. Proceeds from the sale of a property and the completion of a major financing have created significant liquidity to be used for the pay-off of several existing loans and further investment in development properties.

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

        Development of new malls and renovation and expansion of existing malls continues to be a significant use of our capital, as described in “Capital Spending” and “Planned Capital Spending”. Recent spending includes that related to the recently opened Northlake Mall in Charlotte, North Carolina, The Mall at Partridge Creek, in Clinton Township, Michigan, and our Oyster Bay project in the Town of Oyster Bay, New York. We have not yet received the necessary entitlement approvals to begin construction on our planned Oyster Bay project. Once we have received the necessary approvals we expect to finalize our anticipated costs and return on this project and set an opening date. Additional capital spending in 2006 is expected to continue for these and other projects.

        Dividends and distributions are also significant uses of our capital resources. The tax status of our dividends and the factors considered when determining the amount of our dividends, including requirements arising because of our status as a REIT, are described under “Dividends”. We increased our quarterly dividend by 7% in the fourth quarter of 2005. Our total return to our shareholders was 20.4% for 2005.

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

        Sales directly impact the amount of percentage rents certain tenants and anchors pay. The effects of increases or declines in sales on our operations are moderated by the relatively minor share of total rents (approximately four percent in 2005) percentage rents represent. However, a sustained trend in sales does impact, either negatively or positively, our ability to lease vacancies and negotiate rents at advantageous rates.

        Tenant sales trends demonstrated strong growth in 2005, increasing 9.0% and reaching a new record level of $508 per square foot. This increase in sales resulted in a significant increase in percentage rent in 2005 and a decrease in our tenants’ occupancy costs as a percentage of sales ( see “Results of Operations”). We believe these improving tenant sales provide us an opportunity to increase rents in the future.

        The following table summarizes occupancy costs, excluding utilities, for mall tenants as a percentage of mall tenant sales:

	2005	2004	2003
Mall tenant sales (in thousands of dollars)	4,124,534	3,728,010	3,417,572
Sales per square foot (1)	508	466	441

Consolidated Businesses:
Minimum rents	9.3%	10.0%	10.5%
Percentage rents	0.4	0.2	0.2
Expense recoveries	4.6	5.0	5.3

Mall tenant occupancy costs as a percentage of
mall tenant sales	14.3%	15.2%	16.0%

Unconsolidated Joint Ventures:
Minimum rents	8.9%	9.7%	10.5%
Percentage rents	0.3	0.3	0.2
Expense recoveries	4.0	4.4	4.7

Mall tenant occupancy costs as a percentage of
mall tenant sales	13.2%	14.4%	15.4%

(1)	Sales per square foot for 2005 and 2004 is presented for the comparable centers, including value centers (excludes Northlake Mall and Woodland).

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

	2005	2004	2003
Average rent per square foot:
Consolidated Businesses	$41.41	$40.98	$40.06
Unconsolidated Joint Ventures	42.11	42.09	42.75
Opening base rent per square foot:
Consolidated Businesses	$42.38	$44.35	$43.41
Unconsolidated Joint Ventures	44.60	44.67	40.06
Square feet of GLA opened:
Consolidated Businesses	682,305	688,020	512,105
Unconsolidated Joint Ventures	421,441	337,679	498,950
Closing base rent per square foot:
Consolidated Businesses	$40.59	$44.54	$40.80
Unconsolidated Joint Ventures	42.74	51.40	41.28
Square feet of GLA closed:
Consolidated Businesses	650,701	499,098	628,626
Unconsolidated Joint Ventures	405,745	280,393	470,143
Releasing spread per square foot:
Consolidated Businesses	$1.79	$(0.19)	$2.61
Unconsolidated Joint Ventures	1.86	(6.73)	(1.22)

        The spread between opening and closing rents may not be indicative of future periods, as this statistic is not computed on comparable tenant spaces, and can vary significantly from period to period depending on the total amount, location, and average size of tenant space opening and closing in the period. Rents on stores opening in 2004 and 2003 were generally negotiated in a decreasing sales environment. Now that sales have shown positive year over year growth for every month over the past 11 quarters, and assuming this positive trend continues, we would expect to also see improvement in rent growth.

        Mall tenant leased space, ending occupancy, and average occupancy rates are as follows:

	2005	2004	2003
All Centers:
Leased space	91.7%	90.7%	89.8%
Ending occupancy	90.0	89.6	87.4
Average occupancy	88.9	87.4	86.6

Comparable Centers:
Leased space	91.6%	90.7%	89.5%
Ending occupancy	90.3	89.6	87.3
Average occupancy	89.1	87.4	86.6

        Occupancy continued to increase during 2005, with ending occupancy increasing to 90.0%, a 0.4% increase from 89.6% in 2004. For our comparable centers, ending occupancy was 90.3%, a 0.7% increase from 89.6% in 2004. We have reported year-over-year occupancy gains for six straight quarters. We anticipate that during the first half of 2006 occupancy will be even with 2005 due to early terminations and expect increases in the second half of the year. Income from temporary in-line tenants, which has become an integral part of our business, continues to augment our income. Temporary tenants, defined as those with lease terms less than 12 months, are not included in occupancy or leased space statistics. As of December 31, 2005, approximately 2.6% of space was occupied by temporary tenants. Tenant bankruptcy filings as a percentage of the total number of tenant leases was a record low of 0.4% in 2005, compared to 1.7% in 2004, and 2.3% in 2003.

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

	Total 2005	4th Quarter 2005	3rd Quarter 2005	2nd Quarter 2005	1st Quarter 2005

	(in thousands of dollars)
Mall tenant sales	4,124,534	1,393,006	932,229	913,408	885,891
Revenues:
Consolidated Businesses	473,438	132,152	111,858	117,589	111,839
Unconsolidated Joint Ventures	297,345	84,468	71,266	70,742	70,869
Occupancy:
Ending-comparable	90.3%	90.3%	89.2%	88.7%	88.4%
Average-comparable	89.1	90.1	89.0	88.5	88.6
Ending	90.0	90.0	88.9	88.7	88.4
Average	88.9	89.7	88.9	88.5	88.6
Leased space:
Comparable	91.6	91.6	91.3	90.9	90.5
All centers	91.7	91.7	91.2	90.9	90.5

        Because the seasonality of sales contrasts with the generally fixed nature of minimum rents and recoveries, mall tenant occupancy costs (the sum of minimum rents, percentage rents, and expense recoveries) relative to sales are considerably higher in the first three quarters than they are in the fourth quarter.

	Total 2005	4th Quarter 2005	3rd Quarter 2005	2nd Quarter 2005	1st Quarter 2005

Consolidated Businesses:
Minimum rents	9.3%	7.2%	10.3%	10.4%	10.8%
Percentage rents	0.4	0.7	0.1	0.1	0.3
Expense recoveries	4.6	3.7	4.9	5.4	4.8

Mall tenant occupancy costs	14.3%	11.6%	15.3%	15.9%	15.9%

Unconsolidated Joint Ventures:
Minimum rents	8.9%	6.6%	9.6%	10.0%	10.2%
Percentage rents	0.3	0.8	0.2		0.3
Expense recoveries	4.0	3.6	4.2	4.3	4.0

Mall tenant occupancy costs	13.2%	11.0%	14.0%	14.3%	14.5%

Results of Operations

Openings, Acquisitions, and Dispositions

        During the three year period ended December 31, 2005, we completed the following shopping center openings, acquisitions, and dispositions:

Openings

Shopping Center	Date	Location	Ownership
Northlake Mall	September 2005	Charlotte, North Carolina	Wholly-owned
Stony Point Fashion Park	September 2003	Richmond, Virginia	Wholly-owned

Acquisitions

Shopping Center	Date	Acquisition	Resulting Ownership
International Plaza	July 2004	Additional 23.6% interest	50.1% owned consolidated joint venture
Beverly Center	January 2004	Additional 30% interest	Wholly-owned
Waterside Shops at Pelican Bay	December 2003	25% interest	25% unconsolidated joint venture
MacArthur Center	July 2003	Additional 25% interest	95% owned consolidated joint venture
Great Lakes Crossing	March 2003	Additional 15% interest	Wholly-owned

Dispositions

Shopping Center	Date	Former Ownership
Woodland	December 2005	50% owned unconsolidated joint venture
Biltmore Fashion Park	December 2003	Wholly-owned

        In December 2005, a 50% owned unconsolidated joint venture sold its interest in Woodland for $177.4 million. Our share of proceeds of $85.4 million included a $9 million note receivable, with the remainder in cash. The note bears interest at 5.40%, is secured by an irrevocable letter of credit, and is due in the first quarter of 2006. We recognized a gain of $52.8 million on the transaction, representing the excess of the fair value over the net book basis of our interest in the center. Our gain on the transaction differed from the $73.4 million gain recognized by the Operating Partnership due to our $20.6 million additional basis in Woodland. The cash proceeds from the sale were used in early 2006 to acquire the land for The Mall at Partridge Creek, as part of a like-kind exchange pursuant to Section 1031 of the Internal Revenue Code and the regulations thereunder (“Section 1031 like-kind exchange”). Additional proceeds were also used to purchase the land and real property improvements of the Oyster Bay development, also as part of a Section 1031 like-kind exchange, and to pay off the outstanding balance on the loan on the property.

Taubman Asia

        In April 2005, we announced the formation of Taubman Asia, which will be the platform for our future expansion into the Asia-Pacific region. Taubman Asia is headquartered in Hong Kong and will seek projects that leverage our strong retail planning, design, and operational capabilities. We are currently evaluating opportunities in the region and are analyzing selected projects in the major Asian markets. We are working with Morgan Stanley Real Estate Fund on certain of these opportunities, including the New Songdo City project in Incheon, South Korea. We are also working with the Gordon Group and have joined Harrah’s and Keppel Land to submit a proposal to design and operate the retail portion of an integrated casino resort at Marina Bay in Singapore. The proposal is due April 1, 2006.

        We spent approximately $4 million, net of certain reimbursed costs, during 2005, and expect to spend approximately $5 million during 2006 for office and deal pursuit costs in Asia. When we get to the point of having a deal to execute, we will build up a project team with the specific expertise that the particular project requires. We hope to move forward on a project during 2006. Depending on the complexity, this would suggest an opening in 2008 to 2010.

Debt Transactions

        We completed a series of debt transactions in the three year period ended December 31, 2005, as follows:

	Date	Initial Loan Balance/Facility	Stated Interest Rate	Maturity Date (1)
		(in millions of dollars)
The Mall at Short Hills	December 2005	540	5.47%	December 2015
The Mall at Wellington Green	May 2005	200	5.44%	May 2015
TRG revolving credit facility	October 2004	350	LIBOR+0.80%	February 2008
Northlake Mall construction facility	July 2004	142	LIBOR+1.75%	August 2007 (2)
Stony Point Fashion Park	June 2004	115	6.24%	June 2014
The Mall at Oyster Bay facility (3)	May 2004	62	LIBOR+2.00%	March 2006 (4)
The Mall at Wellington Green	April 2004	140	LIBOR+1.50%	May 2007 (5)
Dolphin Mall	February 2004	145	LIBOR+2.15%	February 2007 (6)
Beverly Center	January 2004	348	5.28%	February 2014
The Shops at Willow Bend	June 2003	150	LIBOR+2.90%	July 2006 (4)
Mall at Millenia	March 2003	210	5.46%	April 2013
Great Lakes Crossing	February 2003	151	5.25%	March 2013

(1)	Excludes any options to extend the maturities (see the footnotes to our financial statements regarding extension options).
(2)	The loan was repaid in December 2005.
(3)	See “Liquidity and Capital Resources – Contractual Obligations”.
(4)	The loan was repaid in February 2006.
(5)	The loan was repaid in May 2005.
(6)	Current maturity date.

        Proceeds from the December 2005 financing on The Mall at Short Hills were used to pay down the existing 6.7% $260 million loan on the center, the Northlake Mall construction loan and our revolver. We incurred charges of $10.9 million during the fourth quarter of 2005 in connection with a prepayment premium for the existing Short Hills loan and the write-off of the remaining financing costs for the Short Hills and Northlake Mall loans. We also wrote off $1.8 million related to the modification of the Oyster Bay loan, which we repaid in February 2006. In addition, we paid off the remaining $144 million balance on the loans on The Shops at Willow Bend when they became prepayable without penalty in February 2006. We wrote off the remaining $2 million financing costs associated with the Willow Bend loans at that time. We also expect to pay off the remaining $141 million balance on the loan on Dolphin Mall when it becomes prepayable without penalty in August 2006. We expect to write off approximately $1.0 million of financing costs related to the Dolphin loan at that time.

        In June 2005, a lender agreed to lock the rate on $190 million of a planned refinancing of Cherry Creek Shopping Center’s mortgage debt at 5.01%. Cherry Creek’s current $174 million mortgage debt carries a rate of 7.68%, matures in August 2006, and is prepayable without penalty within three months of maturity.

Equity Transactions

        We also completed a series of equity transactions in the three year period ended December 31, 2005, as follows:

	# of shares/units	Amount	Price per share/unit	Date
		(in millions of dollars)
Repurchases:
Redemption of Series A Cumulative
Redeemable Preferred Stock (1)		87.0		July 2005
Redemption of Series C and D Preferred
Partnership Equity (2)		100.0		November 2004
Stock buybacks (3)	2,447,781	50.2	$20.50	April-May 2004
Redemption of TRG units (4)	1,629,817	30.2	18.53	December 2003
Stock buybacks (3)	2,972,000	52.8	17.75	April-May 2003

Issuances:
Issuance of Series H Cumulative
Redeemable Preferred Stock (5)	3,480,000	87.0	25.00	July 2005
Issuance of Series G Cumulative
Redeemable Preferred Stock (6)	4,000,000	100.0	25.00	November 2004
Private placement of 8.2% Series F
Cumulative Redeemable Preferred
Partnership Equity		30.0		May 2004
TRG units issued in connection with
acquisition of additional interest in
Beverly Center (7)	276,724	7.6	27.50	January 2004
TRG units issued in connection with
purchase of additional interest in
MacArthur (7)	190,909	5.2	27.50	July 2003
TRG units issued in connection with equity
investment by G.K. Las Vegas Limited
Partnership (8)	2,083,333	50.0	24.00	May 2003

(1)	A $3.1 million charge was recognized upon redemption of this preferred stock, comprised of the difference between the redemption price ($87 million) and its book value ($83.9 million).
(2)	A $2.7 million charge was recognized upon redemption of this preferred equity, comprised of the difference between the redemption price ($100 million) and its book value ($97.3 million).
(3)	For each common share repurchased, a unit of TRG partnership interest is similarly redeemed.
(4)	Reflects units of partnership interest redeemed without any corresponding change in our common shares outstanding. With these changes in partnership units outstanding, corresponding changes may also occur in the Series B Preferred Stock (see Note 16 to our financial statements regarding this relationship).
(5)	Proceeds were used to redeem $87 million of our outstanding $200 million 8.30% Series A Cumulative Redeemable Preferred Stock.
(6)	Proceeds were used to redeem all of the outstanding TRG 9% Series C and D Cumulative Redeemable Preferred Equity for $100 million plus accrued but unpaid distributions.
(7)	Reflects units of partnership interest issued without any corresponding change in our common shares outstanding. With these changes in partnership units outstanding, corresponding changes may also occur in the Series B Preferred Stock (see Note 16 to our financial statements regarding this relationship).
(8)	Reflects units of partnership interest issued without any corresponding change in our common shares outstanding. The partnership units issued contained restrictions on voting that since have been lifted.

        In December 2005, our Board of Directors authorized the purchase of up to $50 million of our common stock on the open market. As of December 31, 2005, we had not purchased any shares or redeemed any units under this program. Repurchases of common stock will be financed through general corporate funds, including equity issuances, and through borrowings under existing lines of credit.

        Repurchases of common stock in 2004 and 2003 were under a previous buyback program. As of December 31, 2004, the maximum amount authorized under this program had been repurchased.

GMPT Portfolio and Restructuring

        In October 2004, The Mills Corporation finalized its acquisition of 50% interests in nine of General Motors Pension Trusts’ (GMPT) shopping centers, completing a recapitalization of GMPT’s mall portfolio. We reached an agreement with GMPT to cease management of these centers, effective November 1, 2004. We recognized a restructuring charge of $5.7 million during the fourth quarter of 2004 relating to the termination of these contracts. Substantially all of this charge represented employee severance payments.

Other Income

        We have certain additional sources of income beyond our rental revenues, recoveries from tenants, and revenues from management, leasing, and development services, as summarized in the following table. Shopping center related revenues in 2005 increased primarily due to parking-related revenue and sponsorship income. Gains on peripheral land sales can vary significantly from year-to-year, depending on the results of negotiations with tenants, counterparties, and potential purchasers of land, as well as the timing of the transactions. Similarly, lease cancellation income is dependent on the overall economy and performance of particular retailers in specific locations and can also vary significantly. We expect that our share of lease cancellation income and gains on land sales in 2006 will be approximately $7 million to $8 million and $4 million, respectively.

	2005		2004		2003
	Consolidated Businesses	Unconsolidated Joint Ventures	Consolidated Businesses	Unconsolidated Joint Ventures	Consolidated Businesses	Unconsolidated Joint Ventures
	(Operating Partnership's share in millions of dollars)
Shopping center related revenues	20.1	3.2	15.5	3.0	15.5	3.0
Gains on sales of peripheral land and land-related rights	4.4		6.4		1.8
Lease cancellation revenue	6.5	1.4	7.5	1.7	8.8	2.9
Interest income	2.4	0.4	1.1	0.1	1.3	0.1

	33.5	5.0	30.5	4.8	27.4	5.9

(1)	Amounts in this table may not add due to rounding.

Subsequent Events

        In January 2006, a lender agreed to lock the rate at 5.41% on a $215.5 million financing of Northlake Mall. This interest-only loan has a 10-year term and closed in February 2006. In February 2006, we paid off the outstanding principal balances on the Shops at Willow Bend loans of $144.4 million.

         In addition, we exercised our options to acquire certain property at The Mall at Partridge Creek in January 2006 and at Oyster Bay in February 2006 and paid off the related third party loan on Oyster Bay (see “Debt Transactions”).

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

Valuation of Shopping Centers

        All properties, including those under construction and/or owned by joint ventures, are reviewed for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. Impairment of a shopping center owned by consolidated entities would be recognized when the sum of expected cash flows (undiscounted and without interest charges) is less than the carrying value of the property. Other than temporary impairment of an investment in an Unconsolidated Joint Venture is recognized when the carrying value is not considered recoverable based on evaluation of the severity and duration of the decline in value, including the results of discontinued cash flow and other valuation techniques. The expected cash flows of a shopping center are dependent on estimates and other factors subject to change, including (1) changes in the national, regional, and/or local economic climates, (2) competition from other shopping centers, stores, clubs, mailings, and the internet, (3) increases in operating costs, (4) bankruptcy and/or other changes in the condition of third parties, including anchors and tenants, and (5) expected holding period. These factors could cause our expected future cash flows from a shopping center to change, and, as a result, an impairment could be considered to have occurred. To the extent an impairment has occurred, the excess carrying value of the asset over its estimated fair value is charged against operations. There were no impairment charges recognized in the periods covered within this Annual Report. As of December 31, 2005, the consolidated net book value of our properties was $2.4 billion, representing over 85% of our consolidated assets. We also have varying ownership percentages in the properties of Unconsolidated Joint Ventures with a total combined net book value of $0.7 billion. These amounts include certain development costs that are described in the policy that follows.

Capitalization of Development Costs

        In developing shopping centers, we typically obtain land or land options, zoning and regulatory approvals, anchor commitments, and financing arrangements during a process that may take several years and during which we may incur significant costs. We capitalize all development costs once it is considered probable that a project will reach a successful conclusion. Prior to this time, we expense all costs relating to a potential development, including payroll, and include these costs in Funds from Operations (see “Presentation of Operating Results”).

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

        Our approximately $104 million balance of development pre-construction costs as of December 31, 2005 consists of costs relating to our Oyster Bay project in the Town of Oyster Bay, New York. See “Liquidity and Capital Resources — Planned Capital Spending” regarding the status of this project.

Valuation of Accounts Receivable

        Rents and expense recoveries from tenants are our principal source of income; they represent over 90% of our revenues. In generating this income, we will routinely have accounts receivable due from tenants. The collectibility of tenant receivables is affected by bankruptcies, changes in the economy, and the ability of the tenants to perform under the terms of their lease agreements. While we estimate potentially uncollectible receivables and provide for them through charges against income, actual experience may differ from those estimates. Also, if a tenant were not able to perform under the terms of its lease agreement, receivable balances not previously provided for may be required to be charged against operations. Bad debt expense was less than 1% of total revenues in 2005, while bankruptcy filings affected a record low 0.4% of tenant leases during the year. Since 1991, the annual provision for losses on accounts receivable has been less than 2% of annual revenues.

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

New Accounting Pronouncements

        In October 2005, the FASB Issued Staff Position (FSP) No. FAS 13-1 “Accounting for Rental Costs Incurred during a Construction Period”. This FSP requires that rental costs associated with ground or building operating leases incurred during a construction period be recognized as rental expense. However, FSP No. FAS 13-1 does not address lessees that account for the sale or rental of real estate projects under FASB Statement No. 67 “Accounting for Costs and Initial Rental Operations of Real Estate Projects”. As our policy is to capitalize rental costs associated with ground leases incurred during construction periods under Statement No. 67, FSP No. FAS 13-1 will not have a material effect on our results of operations when it becomes effective in 2006.

        In June 2005, the FASB ratified the EITF’s consensus on Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” This consensus establishes the presumption that general partners in a limited partnership control that limited partnership regardless of the extent of the general partners’ ownership interest in the limited partnership. The consensus further establishes that the rights of the limited partners can overcome the presumption of control by the general partners, if the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. Whether the presumption of control is overcome is a matter of judgment based on the facts and circumstances, for which the consensus provides additional guidance. This consensus is currently applicable to us for new or modified partnerships, and will otherwise be applicable to existing partnerships in 2006. This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership.

        With the issuance of EITF 04-5 and the amendment of Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures” (SOP 78-9) and the corresponding changes and considerations surrounding control, we have determined that in the first quarter of 2006 we will begin consolidating the entity that owns the Cherry Creek Shopping Center. This entity is currently accounted for under the equity method in accordance with the provisions of SOP 78-9. Under the equity method, net income (loss) was allocated to the outside partner based on ownership percentage. Because the net equity balance of the outside partner is less than zero, income will be allocated to the outside partner equal to its share of distributions and the outside partner’s interest will be presented as a zero balance in the consolidated balance sheet. The net equity balance of the outside partner’s interest is zero due to accumulated distributions in excess of net income and not as a result of operating losses. Distributions to partners are usually greater than net income because net income includes non-cash charges for depreciation and amortization. As of January 1, 2006, the impact to the balance sheet will be an increase in assets of approximately $128 million and liabilities of approximately $180 million, and a $52 million reduction of beginning equity representing the cumulative effect of change in accounting principle.

        In May 2005, the FASB issued Statement No. 154 “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3". This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. In the event of such impracticality, this Statement provides for other means of application. In the event that we change accounting principles, we will evaluate the impact of Statement No. 154.

        In December 2004, the FASB issued Statement No. 123 (Revised) “Share-Based Payment”. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. Statement No. 123 (Revised) will be effective in 2006. We expect that adoption of this Statement will not have a material effect on our future results of operations. We currently apply Statement No. 123 “Accounting for Stock-Based Compensation,” including its provisions for the expense recognition of options. As part of our adoption of Statement No. 123 (Revised), for any grant for which vesting accelerates upon retirement, we will begin recognizing compensation cost from the date of the grant through the date the employee first becomes eligible to retire, if this period is shorter than the stated vesting period of the grant. Currently, we recognize compensation cost using the stated vesting period, regardless of retirement eligibility. If we had applied the new practice historically , it would not have any had a material impact on our results of operations for any period presented, nor is it expected to have a material impact on future results of operations.

Presentation of Operating Results

        The following tables contain the operating results of our Consolidated Businesses and the Unconsolidated Joint Ventures. Income allocated to the minority partners in the Operating Partnership and preferred interests is deducted to arrive at the results allocable to our common shareowners. Because the net equity of the Operating Partnership is less than zero, the income allocated to the minority partners is equal to their share of distributions. The net equity of these minority partners is less than zero due to accumulated distributions in excess of net income and not as a result of operating losses. Distributions to partners are usually greater than net income because net income includes non-cash charges for depreciation and amortization. Amounts allocable to minority partners in certain consolidated joint ventures are added back or deducted to arrive at our net results. Our average ownership percentage of the Operating Partnership was 62% in 2005, 61% in 2004, and 60% in 2003.

        The results of International Plaza are presented within the Consolidated Businesses for periods beginning July 1, 2004, as a result of our acquisition of a controlling interest in the center. Prior to the acquisition date, this center is included within the Unconsolidated Joint Ventures.

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

        Prior to the fourth quarter of 2004, we did not include an add-back for depreciation of center replacement assets when computing our Beneficial Interest in EBITDA or FFO. As of the fourth quarter of 2004, we began to include such an add-back for depreciation on assets whose cost was recovered from tenants over a period of more than one year and we restated previously reported EBITDA and FFO amounts. We did this both to be consistent with industry practice and because we have begun offering our tenants the option to pay a fixed charge or pay their share of common area maintenance (CAM) costs. As more tenants elect the fixed CAM option, over time there will be significantly less matching of CAM income with CAM capital-related expenses, which was the basis for our prior reporting practice.

        Because of this change in our business practice and related contractual terms of leases, we have reviewed our history of expenditures on center replacement assets, including assets reimbursed in the year of acquisition, in order to appropriately set pricing for our fixed CAM option and to provide information for planning future expenditures. Since the depreciation periods for CAM assets are matched to the periods over which we expect to recover the costs of the assets (the period of benefit to the Company), CAM assets recovered in the year of acquisition are depreciated over the same period. As a result of this review of expenditures we have quantified the amount of CAM assets which were recovered from tenants in the year of acquisition and depreciated over the period of recovery. This additional amount of depreciation has been added back to calculate EBITDA and FFO and we have restated previously reported amounts.

Comparison of 2005 to 2004

        The following table sets forth operating results for 2005 and 2004, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

	2005		2004

	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100% (1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100% (1)

	(in millions of dollars)
REVENUES:
Minimum rents	262.1	184.5	235.1	195.0
Percentage rents	9.8	8.1	6.3	6.5
Expense recoveries	152.0	95.2	137.5	101.5
Management, leasing and development services	13.8		21.3
Other	35.7	9.5	31.3	9.8

Total revenues	473.4	297.3	431.5	312.8

OPERATING EXPENSES:
Recoverable expenses (2)	137.9	80.1	127.6	85.6
Other operating	45.0	20.7	38.2	22.2
Restructuring loss			5.7
Costs related to unsolicited tender offer, net of
recoveries			(1.0)
Management, leasing and development services	9.1		17.5
General and administrative	28.0		26.6
Interest expense (3)	121.6	67.6	95.9	74.0
Depreciation and amortization(4)	116.9	46.0	101.1	50.4

Total operating expenses	458.5	214.4	411.6	232.2

	15.0	82.9	19.9	80.6

Equity in income of Unconsolidated Joint Ventures(4)(5)	42.5		40.1

Income before gain on disposition of interest in center,
discontinued operations, and minority and preferred interests	57.4		60.0
Gain on disposition of interest in center (5)	52.8
Discontinued operations-
Net gain on dispositions of interest in center			0.3
Minority and preferred interests:
TRG preferred distributions (6)	(2.5)		(12.2)
Minority share of consolidated joint ventures	(0.2)		0.0
Minority share of income of TRG	(40.4)		(14.9)
Distributions less than (in excess of) minority share of income	4.5		(20.8)

Net income	71.7		12.4
Preferred dividends (7)	(27.6)		(17.4)

Net income (loss) allocable to common shareowners	44.1		(5.1)

SUPPLEMENTAL INFORMATION (8):
EBITDA - 100%	265.0	205.3	226.0	214.6
EBITDA - outside partners' share	(14.9)	(91.9)	(6.2)	(99.4)

Beneficial interest in EBITDA	250.1	113.5	219.8	115.2
Beneficial interest expense	(116.1)	(37.6)	(92.9)	(39.9)
Non-real estate depreciation	(2.1)		(2.4)
Preferred dividends and distributions	(30.1)		(29.7)

Funds from Operations contribution	101.8	75.9	94.8	75.3

(1)	With the exception of the Supplemental Information, amounts include 100% of the Unconsolidated Joint Ventures. Amounts are net of intercompany transactions and exclude the gain on the sale of Woodland (Note 5). The Unconsolidated Joint Ventures are presented at 100% in order to allow for measurement of their performance as a whole, without regard to our ownership interest. In our consolidated financial statements, we account for investments in the Unconsolidated Joint Ventures under the equity method.
(2)	Included in recoverable expenses of the Consolidated Businesses and Unconsolidated Joint Ventures are $11.5 million and $8.8 million, respectively, of depreciation of center replacement assets for 2005, and $9.1 million and $9.6 million, respectively, for 2004. TRG’s beneficial interest in these amounts was $11.0 million and $4.7 million, respectively, for 2005, and $8.9 million and $5.3 million, respectively, for 2004.
(3)	Interest expense for 2005 includes a $12.7 million charge incurred in connection with a prepayment premium and the write-off of financing costs related to the refinancing of The Mall at Short Hills, the pay-off of the Northlake Mall loan, and the debt modifications in connection with the pay-off of the Oyster Bay loan.
(4)	Amortization of our additional basis in the Operating Partnership included in equity in income of Unconsolidated Joint Ventures was $3.0 million in both 2005 and 2004. Also, amortization of the additional basis included in depreciation and amortization was $4.3 million and $4.2 million in 2005 and 2004, respectively.
(5)	During 2005, a 50% owned unconsolidated joint venture sold its interest in Woodland. Our equity in the gain on the sale is separately presented on the income statement, and is therefore excluded from the equity in income of Unconsolidated Joint Ventures line item.
(6)	TRG preferred distributions for 2004 include a $2.7 million charge incurred in connection with the redemption of the Series C and D preferred equity.
(7)	Preferred dividends in 2005 include a $3.1 million charge incurred in connection with the redemption of $87 million of the Series A Preferred Stock.
(8)	EBITDA and FFO for 2004 have been restated from amounts previously reported to include an add-back of depreciation of center replacement assets recoverable from tenants in the year of acquisition.
(9)	Amounts in this table may not add due to rounding. Certain reclassifications have been made to prior year information to conform to current year classifications.

Consolidated Businesses

        Total revenues for the year ended December 31, 2005 were $473.4 million, a $41.9 million or 9.7% increase over 2004. Minimum rents increased $27.0 million, due to International Plaza, which we began consolidating upon the acquisition of a controlling interest in the center, the September 2005 opening of Northlake Mall and increases in occupancy, tenant rollovers, and income from temporary tenants and specialty retailers. Percentage rents increased due to International Plaza and higher tenant sales. Expense recoveries increased due to International Plaza, Northlake, and increases in recoverable costs at certain centers. Management, leasing, and development revenue decreased primarily due to the loss of revenue from the nine GMPT management contracts, which were cancelled in November 2004, and were partially offset by revenue from the MGM Project CityCenter and Salt Lake City contracts and cost reimbursements related to Taubman Asia. We expect that management, leasing, and development revenue, less related expenses, will be approximately $5 million in 2006. Other income increased primarily due to increases in parking-related revenue, sponsorship, and interest income, which were partially offset by decreases in gains on sales of peripheral land.

        Total operating expenses were $458.5 million, a $46.9 million or 11.4% increase from 2004. Recoverable expenses increased primarily due to International Plaza and Northlake, as well as increases in maintenance costs, electricity expense, and property taxes at certain centers. Other operating expense increased primarily due to office and deal pursuit costs in Asia, International Plaza, and overhead no longer allocable to the GMPT management contracts, offset by a decrease in bad debt expense. During 2004, $1.0 million of insurance proceeds were received relating to costs expended in connection with an unsolicited tender offer in 2003. Also during 2004, a $5.7 million restructuring loss was recognized. Substantially all of this charge represented employee severance payments and benefits. Management, leasing, and development expense decreased primarily due to the cancellation of the GMPT management contracts, with certain overhead costs previously allocated to the contracts now being recognized as other operating expenses or general and administrative expense. This was partially offset by expenses related to the MGM Project CityCenter and Salt Lake City contracts and activities related to Taubman Asia. In addition to the increase related to expenses that were previously allocated to GMPT, general and administrative expense increased due to professional fees, travel, and severance costs, which were offset by a decrease in bonus grants outstanding that fluctuate with our stock price. We expect that general and administrative expenses will be approximately $6.5 million to $6.7 million for each quarter of 2006. Interest expense increased due to charges incurred in 2005 in connection with a prepayment premium and the write-off of financing costs related to the refinancing of The Mall at Short Hills, the pay-off of the Northlake Mall loan and a debt modification in connection with the pay-off of the Oyster Bay loan. Other interest expense increases were due to International Plaza, the refinancings of The Mall at Wellington Green and Stony Point Fashion Park, as well as the opening of Northlake Mall and increases in floating interest rates. Depreciation expense increased primarily due to International Plaza, Northlake, and changes in depreciable lives of tenant and anchor allowances in connection with early terminations.

Unconsolidated Joint Ventures

        Total revenues for the year ended December 31, 2005 were $297.3 million, a $15.5 million or 5.0% decrease from 2004. Minimum rents decreased $10.5 million, primarily due to the consolidation of International Plaza, which was partially offset by increases in occupancy and tenant rollovers. Percentage rents increased due to higher tenant sales. Expense recoveries decreased due to International Plaza, offset by increases at other centers.

        Total operating expenses decreased by $17.8 million to $214.4 million for the year ended December 31, 2005. Recoverable expenses decreased primarily due to International Plaza. Other operating expense decreased primarily due to International Plaza, partially offset by increases in professional fees and other expenses. Interest expense decreased primarily due to International Plaza and the payoff of debt on Woodland and Stamford Town Center. Depreciation expense decreased primarily due to International Plaza.

        As a result of the foregoing, income of the Unconsolidated Joint Ventures increased by $2.3 million to $82.9 million. Our equity in income of the Unconsolidated Joint Ventures was $42.5 million, a $2.4 million increase from 2004.

Net Income

        As a result of the foregoing, our income before the gain on disposition of our interest in Woodland, discontinued operations and minority and preferred interests decreased by $2.6 million to $57.4 million for 2005. In 2005, we recognized our $52.8 million share of the gain on disposition of Woodland. Discontinued operations in 2004 included a $0.3 million adjustment to the gain on the disposition of Biltmore Fashion Park. Preferred dividends in 2005 include a $3.1 million charge related to the partial redemption of the Series A preferred stock, while TRG preferred distributions in 2004 include a $2.7 million charge incurred in connection with the redemption of the Series C and Series D Preferred Equity. After allocation of income to minority and preferred interests, the net income (loss) allocable to common shareowners for 2005 was $44.1 million compared to $(5.1) million in 2004.

Comparison of 2004 to 2003

        The following table sets forth operating results for 2004 and 2003, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

	2004		2003

	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100% (1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100% (1)

	(in millions of dollars)
REVENUES:
Minimum rents	235.1	195.0	207.5	200.0
Percentage rents	6.3	6.5	4.8	3.7
Expense recoveries	137.5	101.5	125.6	103.9
Management, leasing and development services	21.3		22.1
Other	31.3	9.8	28.4	12.4

Total revenues	431.5	312.8	388.5	320.0

OPERATING EXPENSES:
Recoverable expenses (2)	127.6	85.6	111.5	87.8
Other operating	38.2	22.2	37.1	22.6
Restructuring loss	5.7
Costs related to unsolicited tender offer, net of
recoveries	(1.0)		24.8
Management, leasing and development services	17.5		19.4
General and administrative	26.6		24.6
Interest expense	95.9	74.0	84.2	82.7
Depreciation and amortization(3)	101.1	50.4	92.3	55.8

Total operating expenses	411.6	232.2	393.9	248.9

	19.9	80.6	(5.4)	71.1

Equity in income of Unconsolidated Joint Ventures(3)	40.1		36.7

Income before discontinued operations and minority
and preferred interests	60.0		31.3
Discontinued operations:
Net gain on dispositions of interest in center	0.3		49.6
EBITDA			10.4
Interest expense			(5.9)
Depreciation and amortization			(3.2)
Minority and preferred interests:
TRG preferred distributions (4)	(12.2)		(9.0)
Minority share of consolidated joint ventures	0.0		0.2
Minority share of income of TRG	(14.9)		(28.2)
Distributions in excess of minority share of income	(20.8)		(7.3)

Net income	12.4		37.8
Preferred dividends	(17.4)		(16.6)

Net income (loss) allocable to common shareowners	(5.1)		21.2

SUPPLEMENTAL INFORMATION (5):
EBITDA - 100%	226.0	214.6	189.6	217.1
EBITDA - outside partners' share	(6.2)	(99.4)	(4.1)	(99.3)

Beneficial interest in EBITDA	219.8	115.2	185.5	117.8
Beneficial interest expense	(92.9)	(39.9)	(87.4)	(43.3)
Non-real estate depreciation	(2.4)		(2.5)
Preferred dividends and distributions	(29.7)		(25.6)

Funds from Operations contribution	94.8	75.3	70.1	74.5

(1)	With the exception of the Supplemental Information, amounts include 100% of the Unconsolidated Joint Ventures. Amounts are net of intercompany transactions. The Unconsolidated Joint Ventures are presented at 100% in order to allow for measurement of their performance as a whole, without regard to our ownership interest. In our consolidated financial statements, we account for investments in the Unconsolidated Joint Ventures under the equity method
(2)	Included in recoverable expenses of the Consolidated Businesses and Unconsolidated Joint Ventures are $9.1 million and $9.6 million, respectively, of depreciation of center replacement assets for 2004, and $8.1 million and $7.5 million, respectively, for 2003. TRG’s beneficial interest in these amounts was $8.9 million and $5.3 million, respectively, for 2004, and $8.0 million and $4.1 million, respectively, for 2003.
(3)	Amortization of our additional basis in the Operating Partnership included in equity in income of Unconsolidated Joint Ventures was $3.0 million in both 2004 and 2003. Also, amortization of the additional basis included in depreciation and amortization was $4.2 million in both 2004 and 2003.
(4)	TRG preferred distributions for 2004 include a $2.7 million charge incurred in connection with the redemption of the Series C and D preferred equity.
(5)	EBITDA and FFO for 2004 and 2003 have been restated from amounts previously reported to include an add-back of depreciation of center replacement assets recoverable from tenants in the year of acquisition.
(6)	Amounts in this table may not add due to rounding. Certain reclassifications have been made to prior year information to conform to current year classifications.

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

        Total operating expenses were $411.6 million, a $17.7 million or 4.5% increase from 2003. Recoverable expenses increased primarily due to International Plaza and Stony Point, as well as increases in property taxes at certain other centers. Recoverable expenses in 2003 included a favorable $4.9 million property tax settlement at one of the centers. Other operating expense increased primarily due to International Plaza and Stony Point and increases in development related costs, which were partially offset by a decrease in bad debt expense. During the year ended December 31, 2004, $1.0 million of insurance proceeds were received relating to costs expended in connection with the unsolicited tender offer, while $24.8 million in costs, net of insurance recoveries, were incurred during 2003. Also during 2004, a $5.7 million restructuring loss was recognized. Substantially all of this charge represented employee severance payments and benefits. Management, leasing, and development expense decreased primarily due to the cancellation of the GMPT management contracts. General and administrative costs increased primarily due to increased compensation and insurance costs. The increase in compensation cost was primarily due to the mark-to-market of deferred long-term compensation bonuses, most of which were paid in early 2005. Interest expense increased primarily due to International Plaza, increased debt, increases in floating interest rates, decreased capitalized interest upon the openings of Stony Point and the Wellington Green expansions, the acquisition of Waterside, and the refinancing of Beverly Center. These increases were partially offset by decreases due to the maturity of certain interest rate swap agreements. Depreciation expense increased primarily due to International Plaza and Stony Point.

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

Reconciliation of Net Income (Loss) to Funds from Operations

	2005	2004	2003
	(in millions of dollars)
Net income (loss) allocable to common shareowners	44.1	(5.1)	21.2

Add (less) depreciation and gains on dispositions of properties:
Gains on dispositions of interests in centers	(52.8)	(0.3)	(49.6)
Depreciation and amortization (1):
Consolidated businesses at 100%	128.4	110.2	100.4
Minority partners in consolidated joint ventures	(9.2)	(3.2)	(1.5)
Discontinued operations			3.2
Share of unconsolidated joint ventures	33.4	35.2	37.7
Non-real estate depreciation	(2.1)	(2.4)	(2.5)

Add minority interests in TRG:
Minority share of income in TRG	40.4	14.9	28.2
Distributions (less than) in excess of minority share of income of TRG	(4.5)	20.8	7.3

Funds from Operations - TRG (2)	177.7	170.1	144.5

Funds from Operations - TCO (2)	110.6	103.1	87.3

(1)	Depreciation includes $10.1 million, $8.1 million, and $6.5 million of mall tenant allowance amortization for the years ended December 31, 2005, 2004, and 2003, respectively. Depreciation also includes depreciation of center replacement assets recoverable from tenants of $15.7 million, $14.2 million, and $12.1 million for the years ended December 31, 2005, 2004, and 2003, respectively.
(2)	FFO for the years ended December 31, 2004 and 2003 have been restated from previously reported amounts to include an add-back of depreciation of center replacement assets recoverable from tenants. TCO’s share of TRG’s FFO is based on an average ownership of 62%, 61%, and 60% during the years ended December 31, 2005, 2004, and 2003, respectively.
(3)	Amounts in this table may not add due to rounding.

Reconciliation of Net Income (Loss) to Beneficial Interest in EBITDA

	2005	2004	2003
	(in millions of dollars)
Net income (loss) allocable to common shareowners	44.1	(5.1)	21.2

Add (less) depreciation and gains on dispositions of properties:
Gains on dispositions of interests in centers	(52.8)	(0.3)	(49.6)
Depreciation and amortization:
Consolidated businesses at 100%	128.4	110.2	100.4
Minority partners in consolidated joint ventures	(9.2)	(3.2)	(1.5)
Discontinued operations			3.2
Share of unconsolidated joint ventures	33.4	35.2	37.7

Add minority interests in TRG:
Minority share of income in TRG	40.4	14.9	28.2
Distributions (less than) in excess of minority share of income of TRG	(4.5)	20.8	7.3

Add (less) preferred interests and interest expense:
Preferred dividends and distributions	30.1	29.7	25.6
Interest expense for all businesses in continuing operations	189.2	170.0	166.9
Interest expense allocable to minority partners in consolidated
joint ventures	(5.5)	(3.1)	(2.7)
Interest expense of discontinued operations			5.9
Interest expense allocable to outside partners in unconsolidated
joint ventures	(30.0)	(34.1)	(39.4)

Beneficial interest in EBITDA - TRG (1)	363.5	335.0	303.3

(1)	TRG’s beneficial interest in EBITDA for the years ended December 31, 2004 and 2003 have been restated from previously reported amounts to include an add-back of depreciation of center replacement assets recoverable from tenants.
(2)	Amounts in this table may not add due to rounding.

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

        Capital resources are required to maintain our current operations, pay dividends, and fund planned capital spending for future developments and other commitments and contingencies. We believe that our net cash provided by operating activities, distributions from our joint ventures, the unutilized portions of our credit facilities, and our ability to access the capital markets assure adequate liquidity to meet current and future cash requirements and will allow us to conduct our operations in accordance with our dividend and financing policies. The following sections contain information regarding our recent capital transactions and sources and uses of cash; beneficial interest in debt and sensitivity to interest rate risk; and historical capital spending. We then provide information regarding our anticipated future capital spending; covenants, commitments, and contingencies; and dividend policies.

Summaries of 2005 Capital Activities and Transactions

        As of December 31, 2005, we had a consolidated cash balance of $163.6 million. Approximately $76.4 million of this cash relates to the December 2005 sale of Woodland and was used in early 2006 to complete the acquisition of replacement properties as Section 1031 like-kind exchanges (see “Results of Operations – Openings, Acquisitions, and Dispositions”). Additionally, cash included the remaining proceeds from the December 2005 refinancing of the Mall at Short Hills (see “Results of Operations – Debt Transactions”). Our cash balance also includes $8.5 million that is restricted to specific uses stipulated by our lenders, including ground lease payments, taxes, insurance, debt service, capital improvements, leasing costs, and tenant allowances. We also have secured lines of credit of $350 million and $40 million. Neither line had outstanding borrowings as of December 31, 2005. Both lines of credit mature in February 2008. The $350 million line of credit has a one-year extension option.

During 2005, we:

o	Completed financings of approximately $740 million relating to The Mall at Short Hills and The Mall at Wellington Green

o	Issued $87 million of preferred stock, redeeming $87 million of existing preferred stock

o	Opened Northlake Mall

o	Completed the sale of Woodland

o	Continued to be active in construction and development activities for both existing centers and centers currently under development

        These transactions are more fully described in “Results of Operations” and “Capital Spending”.

Operating Activities

        Our net cash provided by operating activities was $184.6 million in 2005, compared to $135.5 million in 2004 and $133.5 million in 2003. In 2005, increases in cash related primarily to increases in rents, the opening of Northlake Mall, and additional operating cash flows due to International Plaza, which we began consolidating upon acquisition of a controlling interest in the center. Included in interest expense in 2005 was a prepayment premium paid in connection with The Mall at Short Hills refinancing in December 2005 (see “Debt Transactions”). In 2004, increases in cash related primarily to increases in rents and recoveries and additional operating cash flows due to the full year of operations of Stony Point Fashion Park, offset by payments of costs previously accrued in connection with the unsolicited tender offer, restructuring costs, and settlement of the Beverly Center swap agreement that hedged the related financing.

Investing Activities

        Net cash used in investing activities was $91.1 million in 2005 compared to $243.6 million in 2004 and $41.7 million in 2003.

        Cash used in investing activities was impacted by the timing of capital expenditures, with additions to properties in 2005, 2004, and 2003 for the construction of Northlake Mall, Stony Point Fashion Park, and The Mall at Millenia, as well as other development activities and other capital items. A tabular presentation of 2005 capital spending is shown in “Capital Spending”. During 2004, $58.5 million, net of cash transferred in, was used to purchase an additional interest in International Plaza, and $3.3 million was used to acquire an additional interest in Beverly Center. In 2003, $30.3 million was used to acquire interests in Great Lakes Crossing, MacArthur Center, and Waterside Shops at Pelican Bay. Contributions to Unconsolidated Joint Ventures of $30.4 million in 2005 were made primarily for the purchase of anchor spaces at Stamford Town Center and Cherry Creek Shopping Center, the initial contribution to The Pier at Caesars (see “Capital Spending – New Centers”), and to fund construction at Waterside Shops at Pelican Bay, while $72.3 million in 2004 were made primarily to fund the repayment of debt at Stamford and Woodland.

        Sources of cash used in funding these investing activities, other than cash flows from operating activities, included distributions from Unconsolidated Joint Ventures, as well as the transactions described under Financing Activities. Distributions in excess of earnings from Unconsolidated Joint Ventures provided $17.1 million in 2005, $20.2 million in 2004, and $49.1 million in 2003. In 2003, these distributions included $21.0 million of excess proceeds from the March 2003 refinancing of The Mall at Millenia. Net proceeds from sales of peripheral land were $6.1 million, $11.5 million and $5.7 million in 2005, 2004, and 2003, respectively. The timing of land sales is variable and proceeds from land sales can vary significantly from period to period. During 2005, $76.4 million of escrowed cash was received in connection with the sale of Woodland and held for purchase of replacement property.

Financing Activities

        Net cash provided by financing activities was $41.0 million in 2005, compared to $106.8 million of cash provided in 2004, and $93.8 million of cash used in 2003.

        Net cash used in or provided by financing activities was primarily impacted by cash requirements of the investing activities described in the preceding section. Proceeds from the issuance of debt, net of payments and issuance costs, were $157.4 million in 2005, compared to $236.5 million in 2004 and $20.6 million in 2003. Issuance of stock and partnership units related to the exercise of employee options contributed $6.7 million in 2005, $10.4 million in 2004, and $2.3 million in 2003. In 2005 we used $87 million in proceeds from the issuance of Series H Preferred Stock to redeem a portion of Series A Preferred Stock. In 2004, issuance of Series F Preferred Equity contributed $30.0 million and we used proceeds from the issuance of the $100 million Series G Preferred Stock to redeem all of the outstanding Series C and D Cumulative Redeemable Preferred Equity. Equity issuance costs were $3.2 million and $4.1 million in 2005 and 2004, respectively. Issuance of partnership units related to an investment by a former owner of an interest in Beverly Center contributed $50.0 million 2003. Repurchases of common stock totaled $50.2 million and $52.8 million in 2004 and 2003, respectively. Total dividends and distributions paid were $119.9 million, $115.8 million, and $113.9 million in 2005, 2004, and 2003, respectively.

Beneficial Interest in Debt

        At December 31, 2005, the Operating Partnership’s debt and its beneficial interest in the debt of its Consolidated and Unconsolidated Joint Ventures totaled $2,530.5 million, with an average interest rate of 5.90% excluding amortization of debt issuance costs and the effects of interest rate hedging instruments. These costs are reported as interest expense in the results of operations. Interest expense for the year ended December 31, 2005 includes $0.6 million of non-cash amortization relating to acquisitions, or 0.02% of the average all-in rate. Included in beneficial interest in debt is debt used to fund development and expansion costs. Beneficial interest in construction work in progress totaled $139.1 million as of December 31, 2005, which includes $128.3 million of assets on which interest is being capitalized. Beneficial interest in capitalized interest was $9.9 million for 2005. The following table presents information about our beneficial interest in debt as of December 31, 2005:

	Amount	Interest Rate Including Spread

	(in millions of dollars)
Fixed rate debt	2,185.5	5.80%	(1)

Floating rate debt -
Floating month to month (2)	345.0	6.53	(1)

Total beneficial interest in debt (3)	2,530.5	5.90	(1)

Amortization of financing costs (4)		0.26%

Average all-in rate		6.16%

(1)	Represents weighted average interest rate before amortization of financing costs.
(2)	The Shops at Willow Bend debt of $144.6 million and the Oyster Bay debt of $56.2 million were repaid in February 2006.
(3)	In January 2006, the Company entered into a 10-year 5.41% rate lock on a $215.5 million planned financing of Northlake Mall,which closed in February 2006.
(4)	Financing costs include financing fees, interest rate cap premiums, and losses on settlement of derivatives used to hedge the refinancing of certain fixed rate debt. It does not include prepayment premiums and deferred financing fees written off for refinancings.
(5)	Amounts in table may not add due to rounding.

        In addition, as of December 31, 2005, $283.3 million of our beneficial interest in floating rate debt is covered under interest rate cap agreements with LIBOR cap rates ranging from 4.6% to 7.0% with terms ending February 2006 through July 2007.

Sensitivity Analysis

        We have exposure to interest rate risk on our debt obligations and interest rate instruments. We use derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. We routinely use cap, swap, and treasury lock agreements to meet these objectives. Based on the Operating Partnership’s beneficial interest in floating rate debt in effect at December 31, 2005, a one percent increase or decrease in interest rates on this floating rate debt would decrease or increase cash flows by approximately $3.4 million and, due to the effect of capitalized interest, annual earnings by approximately $3.2 million. Based on our consolidated debt and interest rates in effect at December 31, 2005, a one percent increase in interest rates would decrease the fair value of debt by approximately $101.8 million, while a one percent decrease in interest rates would increase the fair value of debt by approximately $110.1 million.

Contractual Obligations

        In conducting our business, we enter into various contractual obligations, including those for debt, capital leases for property improvements, operating leases for office space and land, purchase obligations (primarily for construction), and other long-term commitments. Detail of these obligations as of December 31, 2005 for our consolidated businesses, including expected settlement periods, is contained below:

	Payments due by period

	Total	Less than 1 year (2006)	1-3 years (2007-2008)	3-5 years (2009-2010)	More than 5 years (2011+)

	(in millions of dollars)
Debt (1):
Property level debt	2,089.9	215.6	346.0	155.2	1,373.2
Interest payments	759.8	106.6	187.5	172.6	293.1
Capital lease obligations	14.4	5.8	7.2	1.4
Operating leases	161.4	6.6	13.0	12.7	129.2
Purchase obligations:
Planned capital spending (2)	214.3	214.3
Other purchase obligations (3)	7.7	2.3	2.8	1.3	1.2
Other long-term liabilities (4)	88.3	9.9	7.8	4.7	66.0

Total	3,335.8	561.1	564.3	347.9	1,862.7

(1)	The settlement periods for debt do not consider extension options. Amounts relating to interest on floating rate debt are calculated based on the debt balances and interest rates as of December 31, 2005.
(2)	As of December 31, 2005, we were contractually committed for $68.5 million of this planned spending. See “Planned Capital Spending” for detail regarding planned spending.
(3)	Excludes purchase agreements with cancellation provisions of 90 days or less.
(4)	Other long-term liabilities consist of various accrued liabilities, most significantly assessment bond obligations and long-term incentive compensation.
(5)	Amounts in this table may not add due to rounding.

        In May 2004, we entered into a series of agreements related to a project in the Town of Oyster Bay, New York (see “Planned Capital Spending”) to facilitate a Section 1031 like-kind exchange. A third party acquired our option to purchase land in the Town of Oyster Bay, New York and reimbursed us for our project costs to date. Subsequently, the third party acquired the land and became the owner of the project. We are the developer of the project and had an option to purchase the project, which we exercised in 2006 using proceeds from the sale of Woodland. The owner provided 3% of project funding ($3.0 million as of December 31, 2005) and leased the property to a wholly owned subsidiary of the Operating Partnership. A senior lender has funded $56.2 million of the project costs and we provided the remainder of the project funding under a junior subordinated financing to the owner. We guaranteed the lease payments and the completion of the project. We consolidated the owner and other entities described above as of December 31, 2005, and the junior loan and other intercompany transactions are eliminated in consolidation. The senior loan was repaid in connection with the exercise of the option in February 2006.

        In September 2005, we entered into a series of agreements related to The Mall at Partridge Creek, in Clinton Township, Michigan (see “Planned Capital Spending”). The ownership of the land purchased for this project was structured to facilitate a Section 1031 like-kind exchange. A third party exchange company acquired the land using the proceeds from a loan from the Operating Partnership and entered into a lease of the land to a wholly-owned subsidiary of the Operating Partnership. We had an option to purchase the land from the third party exchange company, which we exercised in January 2006 using proceeds from the sale of Woodland. We consolidated the entity that owned the land as of December 31, 2005. The loan and other intercompany transactions are eliminated in consolidation.

Loan Commitments and Guarantees

        Certain loan agreements contain various restrictive covenants, including minimum net worth requirements, minimum debt service coverage ratios, a maximum payout ratio on distributions, a maximum leverage ratio, a minimum debt yield ratio, and a minimum fixed charges coverage ratio, the latter two being the most restrictive. The Operating Partnership is in compliance with all of its covenants.

        Payments of principal and interest on the loans in the following table are guaranteed by the Operating Partnership as of December 31, 2005.

Center	Loan balance as of 12/31/05	TRG's beneficial interest in loan balance as of 12/31/05	Amount of loan balance guaranteed by TRG as of 12/31/05	% of loan balance guaranteed by TRG	% of interest guaranteed by TRG

	(in millions of dollars)
Dolphin Mall	141.3	141.3	141.3	100%	100%
The Mall at Millenia	1.0	0.5	0.5	50	50
The Shops at Willow Bend	144.6	144.6	144.6	100	100

        The debt on The Shops at Willow Bend was repaid in February 2006. We expect to pay off the Dolphin loan when it becomes prepayable without penalty in August 2006.

        Payments of rent and all other sums payable related to the Oyster Bay agreements are guaranteed by the Operating Partnership. As of December 31, 2005, the balances of the senior loan and owner equity contribution (see “Contractual Obligations”) were $56.2 million and $3.0 million, respectively, and were repaid when the option was exercised in February 2006.

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

        Based on a market value at December 31, 2005 of $34.75 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $884 million. The purchase of these interests at December 31, 2005 would have resulted in our owning an additional 31% interest in the Operating Partnership.

Capital Spending

        Capital spending for routine maintenance of the shopping centers is generally recovered from tenants. Capital spending during 2005 is summarized in the following table:

	2005 (1)

	Consolidated Businesses		Beneficial interest in Consolidated Businesses		Unconsolidated Joint Ventures		Beneficial interest in Unconsolidated Joint Ventures

	(in millions of dollars)
New Development Projects:
Pre-construction development activities	31.8	(2)	31.8	(2)
New centers	106.3	(3)	106.3	(3)

Existing Centers:
Renovation projects with incremental GLA
and/or anchor replacement	2.6		2.6		49.4	(4)	19.7	(4)
Renovations with no incremental GLA effect
and other	4.2		4.1		3.1		1.6
Mall tenant allowances (5)	13.2		12.2		5.6		2.9
Asset replacement costs reimbursable by tenants	9.8		9.2		8.0		4.6

Corporate office improvements and equipment	5.2		5.2

Additions to properties	173.1		171.5		66.1		28.8

(1)	Costs are net of intercompany profits and are computed on an accrual basis.
(2)	Primarily includes project costs of Oyster Bay.
(3)	Primarily includes costs related to Northlake Mall and The Mall at Partridge Creek.
(4)	Includes costs related to the acquisition of the former Filene’s space at Stamford Town Center, the former Lord & Taylor space at Cherry Creek Shopping Center, and the expansion and renovation of Waterside Shops at Pelican Bay.
(5)	Excludes initial lease-up costs.
(6)	Amounts in this table may not add due to rounding.

        The following table presents a reconciliation of the Consolidated Businesses’ capital spending shown above to cash additions to properties as presented in our Consolidated Statement of Cash Flows for the year ended December 31, 2005:

(in millions of dollars)
Consolidated Businesses' capital spending	173.1
Differences between cash and accrual basis	(12.8)

Additions to properties	160.3

        Capital spending during 2004 is summarized in the following table:

	2004 (1)

	Consolidated Businesses		Beneficial interest in Consolidated Businesses		Unconsolidated Joint Ventures		Beneficial interest in Unconsolidated Joint Ventures

	(in millions of dollars)
New Development Projects:
Pre-construction development activities	37.6	(2)	37.6	(2)
New centers	49.6	(3)	49.6	(3)

Existing Centers:
Renovation projects with incremental GLA
and/or anchor replacement	8.9		8.4		17.0	(4)	6.5	(4)
Renovations with no incremental GLA effect
and other	1.4		1.1		1.0		0.7
Mall tenant allowances (5)	15.6		15.0		8.4		4.5
Asset replacement costs reimbursable by tenants	12.2		11.1		8.2		4.7

Corporate office improvements and equipment	1.3		1.3

Additions to properties	126.7		124.2		34.6		16.3

(1)	Costs are net of intercompany profits and are computed on an accrual basis.
(2)	Primarily includes project costs of Oyster Bay.
(3)	Primarily includes costs related to Northlake Mall.
(4)	Includes costs related to the acquisition of the former Lord & Taylor space at International Plaza, and the expansion and renovation of Waterside Shops at Pelican Bay.
(5)	Excludes initial lease-up costs.
(6)	Amounts in this table may not add due to rounding.

        The Operating Partnership’s share of mall tenant allowances per square foot leased, committed under contracts during the year, excluding expansion space and new developments, was $19.84 in 2005 and $19.02 in 2004. In addition, the Operating Partnership’s share of capitalized leasing and tenant coordination costs in 2005 and 2004, excluding new developments, was $6.6 million and $9.3 million, respectively, or $6.09 and $9.07, respectively, per square foot leased.

Planned Capital Spending

New Centers

        Groundbreaking occurred in November 2005 on an approximately 640,000 square foot center, The Mall at Partridge Creek, in Clinton Township, Michigan. The center will be anchored by Nordstrom, Parisian, and MJR Theatres. The land for the site was purchased in September 2005 (see “Contractual Obligations”) and the center is scheduled to open in the fall of 2007, with Nordstrom opening in spring 2008. Our investment in this center will be approximately $155 million and we are expecting a stabilized return of 9.5%.

        In January 2005, we entered into an agreement to invest in The Pier at Caesars (The Pier), located in Atlantic City, New Jersey, with Gordon Group Holdings LLC (Gordon), who is developing the center. The Pier is currently under construction, and is expected to open in May 2006. Under the agreement, we will have a 30% interest in The Pier. Our capital contribution in The Pier will be made in three steps. The initial investment of $4 million was made at the closing in January 2005. A second payment equal to 70% of our projected required total investment (less the initial $4 million payment) is expected to be made within six months after the project opens. The third and final payment will be made shortly after the completion of the project’s stabilization year (2007) based on its actual net operating income (NOI) and debt levels. Our total capital contribution will be computed at a price to be calculated at a seven percent capitalization rate. Depending on the performance of the project, we expect our total cash investment to be in the range of $30 million to $35 million. During construction of the project, Gordon will loan the venture the funding for capital expenditures in excess of the construction loan financing. Interest on the loan will be accruable at the short-term applicable federal rate (AFR) under Section 1274(d) of the Internal Revenue Code and will be repaid before any distributions to the venture partners. The contributions of the Company will be used to repay the principal portion of the loan. Consequently, the Company expects that its share of distributions and income will initially be less than its residual 30% interest.

        In addition to our acquisition of an interest in The Pier, we have entered into a joint development agreement with Gordon to develop certain future casino and entertainment oriented retail projects. The five-year agreement, which includes extension options, requires each party to offer an equal ownership of future development opportunities for such projects to the other party.

        In 2004, we signed a conditional letter of intent regarding a future development in Salt Lake City, Utah. The project would be a reconfiguration of two existing properties. The ownership structure and amount of our investment in this project has not yet been finalized.

        Our approximately $104 million balance of development pre-construction costs as of December 31, 2005 consists primarily of costs relating to our Oyster Bay project in the Town of Oyster Bay, New York. The mall will be anchored by Nordstrom and Neiman Marcus. The demolition of the site is finished, and we are working with the community to resolve all issues remaining prior to special use permit approval and the issuance of building permits. Once we have received the necessary approvals we expect to finalize our anticipated costs and return on this project and set an opening date. The returns on this project will be somewhat lower than our normal targets due to the significant pre-development and construction costs on this site resulting from the unanticipated delays in the approval and entitlement process. We expect success with the ongoing negotiations, but if we are ultimately unsuccessful in the negotiation process, it is anticipated that the recovery on this asset would be significantly less than our current investment.

Existing Centers

        Construction is underway on an expansion and renovation at Waterside Shops at Pelican Bay. The expansion will increase the size of the center to 282,000 square feet and will cost approximately $51 million. We expect a return of approximately 11% on our $13 million share of project costs. The tenants will begin opening in stages in 2006. In addition, Nordstrom will join the center as an anchor in 2008 and an expansion of the current anchor, Saks Fifth Avenue, will be completed in late 2007 or early 2008.

        We have announced plans for the addition of a 167,000 square foot Nordstrom, a 60,000 square foot expansion and renovation of Marshall Field’s, and approximately 97,000 square feet of additional new store space at Twelve Oaks Mall. Construction is expected to begin in early 2006 and be completed by fall 2007. We expect a 10% return on our estimated cost of $63 million.

        At Stamford Town Center we purchased the Filene’s store, which closed in January 2005. Demolition of the former Filene’s building is expected to begin in the first quarter of 2006 and we are currently finalizing our plans for new restaurant and retail space. While we have not yet determined the total project costs, we expect the total cost to be somewhat higher than $50 million with a high single-digit return.

        The following table summarizes planned capital spending for 2006, excluding the capital contribution related to The Pier (above), as well as costs related to the future development in Salt Lake City and projects or expansions for which budgets have not yet been approved by the Board of Directors:

	2006 (1)

	Consolidated Businesses		Beneficial interest in Consolidated Businesses	Unconsolidated Joint Ventures		Beneficial interest in Unconsolidated Joint Ventures

	(in millions of dollars)
New development projects	146.2	(2)	146.2
Existing Centers	62.9	(3)	62.4	21.9	(3)	11.8
Corporate office improvements and equipment	5.3		5.3

Total	214.3		213.8	21.9		11.8

(1)	Costs are net of intercompany profits.
(2)	Primarily includes costs related to Oyster Bay and The Mall at Partridge Creek.
(3)	Primarily includes costs related to the expansion and renovation of Twelve Oaks and Stamford Town Center.
(4)	Amounts in this table may not add due to rounding.

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

        On December 7, 2005, we declared a quarterly dividend of $0.305 per common share that was paid on January 20, 2006 to shareowners of record on December 30, 2005. The Board of Directors declared a quarterly dividend of $0.51875 per share on our 8.3% Series A Preferred Stock, paid December 30, 2005 to shareowners of record on December 20, 2005. We declared a quarterly dividend of $0.50 per share on our 8% Series G Preferred Stock, paid December 30, 2005 to shareowners of record on December 20, 2005. We also declared a quarterly dividend of $0.4765625 per share on our 7.625% Series H Preferred Stock, paid on December 30, 2005 to shareholders of record on December 20, 2005.

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

        None.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

        As of the end of the period covered by this annual report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined by SEC Rule 13a-15(e)). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control over Financial Reporting

        Management’s Annual Report on Internal Control over Financial Reporting accompanies the Company’s financial statements included in Item 15 of this annual report.

Report of the Independent Registered Public Accounting Firm

        The report issued by the Company’s auditors, KPMG LLP, accompanies the Company’s financial statements included in Item 15 of this annual report.

Changes in Internal Control over Financial Reporting

        There were no changes in the Company’s internal control over financial reporting identified in connection with the Company’s fourth quarter 2005 evaluation of such internal control that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Management—Related Party Transactions” and “Executive Compensation—Certain Employment and Consulting Arrangements”.

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

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

15(a)(1)	The following financial statements of Taubman Centers, Inc. and the Independent Auditors' Report thereon are filed with this report:

TAUBMAN CENTERS, INC.
Management's Annual Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet as of December 31, 2005 and 2004
Consolidated Statement of Operations for the years ended
  December 31, 2005, 2004, and 2003
Consolidated Statement of Shareowners' Equity for the years ended
  December 31, 2005, 2004, and 2003
Consolidated Statement of Cash Flows for the years ended
  December 31, 2005, 2004, and 2003
Notes to Consolidated Financial Statements	Page F-2 F-3 F-4 F-5 F-6 F-7 F-8 F-9 F-10
15(a)(2)	The following is a list of the financial statement schedules required by Item 15(d):

TAUBMAN CENTERS, INC.
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2005,
  2004, and 2003
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2005
F-35 F-36
15(a)(3)

3(a) 3(b) 3(c) 4(a) 4(b) 4(c) 4(d)	-- -- -- -- -- -- --	Restated By-Laws of Taubman Centers, Inc., as amended through May 18, 2005 (incorporated herein by reference to Exhibit 3 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005
("2005 Second Quarter Form 10-Q")).

Restated Articles of Incorporation of Taubman Centers, Inc., as amended through June 10, 2005 (incorporated herein by reference to Exhibit 3.1 filed with the Registrant's Current Report on Form 8-K dated June 8, 2005).

Certificate of Amendment to the Articles of Incorporation of Taubman Centers, Inc. (incorporated herein by reference to Exhibit 3(c) filed with the Registrant's Annual Report on Form 10-K for the year ended December
31, 2004 ("2004 Form 10-K")).

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

4(e) 4(f) 4(g) 4(h) 4(i) 4(j) 4(k) 4(l) 4(m) 4(n) *10(a)	-- -- -- -- -- -- -- -- -- -- --	Mortgage, Assignment of Leases and Rents and Security Agreement from Taubman Auburn Hills Associates Limited
Partnership, a Delaware limited partnership to PNC Bank, National Association, as Administrative Agent for the
Banks, dated as of March 29, 1999 (incorporated herein by reference to Exhibit 4(b) filed with the 1999 Second
Quarter Form 10-Q).

Amended and Restated Promissory Note A-1, dated December 14, 2005, by Short Hills Associates L.L.C. to
Metropolitan Life Insurance Company (incorporated by reference to Exhibit 4.1 of the Registrant's Current
Report on Form 8-K dated December 16, 2005).

Amended and Restated Promissory Note A-2, dated December 14, 2005, by Short Hills Associates L.L.C. to
Metropolitan Life Insurance Company (incorporated by reference to Exhibit 4.2 of the Registrant's Current
Report on Form 8-K dated December 16, 2005).

Amended and Restated Promissory Note A-3, dated December 14, 2005, by Short Hills Associates L.L.C. to
Metropolitan Life Insurance Company (incorporated by reference to Exhibit 4.3 of the Registrant's Current
Report on Form 8-K dated December 16, 2005).

Amended and Restated Mortgage, Security Agreement and Fixture Filings, dated December 14, 2005 by Short Hills
Associates L.L.C. to Metropolitan Life Insurance Company (incorporated by reference to Exhibit 4.4 of the
Registrant's Current Report on Form 8-K dated December 16, 2005).

Amended and Restated Assignment of Leases, dated December 14, 2005, by Short Hills Associates L.L.C. to
Metropolitan Life Insurance Company (incorporated by reference to Exhibit 4.5 of the Registrant's Current
Report on Form 8-K dated December 16, 2005).

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

Amendment to Secured Revolving Credit Agreement dated as of March 31, 2005, among The Taubman Realty Group
Limited Partnership and Eurohypo AG, New York Branch (incorporated herein by reference to Exhibit 4 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 ("2005 First Quarter
10-Q")).

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

*10(b) *10(c) *10(d) *10(e) 10(f) 10(g) 10(h) 10(i) 10(j) *10(k) *10(l) *10(m) *10(n) *10(o)	-- -- -- -- -- -- -- -- -- -- -- -- -- --	First Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Option Plan as Amended and
Restated Effective as of September 30, 1997, effective January 1, 2002 (incorporated herein by reference to
Exhibit 10(b) filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001
("2001 Form 10-K")).

Second Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated
Effective as of September 30, 1997 (incorporated herein by reference to Exhibit 10(c) filed with the 2004 Form
10-K).

Third Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated
Effective as of September 30, 1997 (incorporated herein by reference to Exhibit 10(d) filed with the 2004 Form
10-K).

The Form of The Taubman Realty Group Limited Partnership 1992 Incentive Option Plan Option Agreement
(incorporated herein by reference to Exhibit 10(e) filed with the 2004 Form 10-K).

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

The Taubman Company Long-Term Compensation Plan (as amended and restated effective January 1, 2000)
(incorporated herein by reference to Exhibit 10 (c) filed with the 2000 Second Quarter Form 10-Q).

First Amendment to the Taubman Company Long-Term Compensation Plan (as amended and restated effective January
1, 2000) (incorporated herein by reference to Exhibit 10(m) filed with the 2004 Form 10-K).

Second Amendment to the Taubman Company Long-Term Performance Compensation Plan (as amended and restated
effective January 1, 2000).

The Taubman Company 2005 Long-Term Incentive Plan (incorporated herein by reference to the Form DEF14A filed with the Securities and Exchange Commission on April 5, 2005).

*10(p) *10(q) *10(r) *10(s) *10(t) *10(u) 10(v) 10(w) 10(x) 10(y) 10(z) 10(aa) 10(ab) 10(ac)	-- -- -- -- -- -- -- -- -- -- -- -- -- --	Employment Agreement between The Taubman Company Limited Partnership and Lisa A. Payne (incorporated herein by reference to Exhibit 10 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March
31, 1997).

Change of Control Employment Agreement by and between Taubman Centers, Inc., Taubman Realty Group Limited
Partnership, and Lisa A. Payne (incorporated herein by reference to Exhibit 10(a) filed with the Registrant's
2005 First Quarter 10-Q).

Form of Change of Control Agreement (incorporated herein by reference to Exhibit 10(b) filed with the
Registrant's 2005 First Quarter 10-Q).

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

10(ad) 10(ae) *10(af) 10(ag) 10(ah) 10(ai) *10(aj) *10(ak) *10(al) *10(am) 12 21 23(a) 23(b) 24 31(a) 31(b) 32(a)	-- -- -- -- -- -- -- -- -- -- -- -- -- -- -- -- -- --	Annex III to The Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty
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

The Form of The Taubman Company Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10 of the Registrant's Current Report on Form 8-K dated May 18, 2005).

The Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan (incorporated by reference to
Exhibit 10 of the Registrant's Current Report on Form 8-K dated May 18, 2005).

The Form of The Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan (incorporated by reference to Exhibit 10 of the Registrant's Current Report on Form 8-K dated May 18, 2005).

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

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b) 99(a) 99(b)	-- -- --	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Debt Maturity Schedule.

Real Estate and Accumulated Depreciation Schedule of the Unconsolidated Joint Ventures of The Taubman Realty
Group Limited Partnership.

*     A management contract or compensatory plan or arrangement required to be filed.

15(b)	The list of exhibits filed with this report is set forth in response to Item 15(a)(3). The required exhibit index has been filed with the exhibits.

15(c)	The financial statement schedules of the Company and financial statements listed at Item 15(a)(2) are filed pursuant to this Item 15(c).

TAUBMAN CENTERS, INC.

FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004
AND FOR EACH OF THE YEARS ENDED
DECEMBER 31, 2005, 2004, AND 2003

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

        The management of Taubman Centers, Inc. is required to assess the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. Management bases this assessment of the effectiveness of its internal control on recognized control criteria, the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has completed its assessment as of December 31, 2005.

        Based on its assessment, management believes that Taubman Centers, Inc. maintained effective internal control over financial reporting as of December 31, 2005. The independent registered public accounting firm, KPMG LLP, that audited the 2005 financial statements included in this annual report have issued an attestation report on management’s assessment of the Company’s system of internal controls over financial reporting, also included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareowners
Taubman Centers, Inc.:

        We have audited the accompanying consolidated balance sheets of Taubman Centers, Inc. (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareowners’ equity and cash flows for each of the years in the two-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules listed in the Index at Item 15 (a) (2). These consolidated financial statements and related financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and related financial statement schedules based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Chicago, Illinois
February 27, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareowners
Taubman Centers, Inc.:

        We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Taubman Centers, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

        In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareowners’ equity, and cash flows, and related financial statement schedules for each of the years in the two-year period ended December 31, 2005, and our report dated February 27, 2006 expressed an unqualified opinion on those consolidated financial statements and related financial statement schedules.

KPMG LLP

Chicago, Illinois
February 27, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareowners
Taubman Centers, Inc.

We have audited the accompanying consolidated statements of operations, shareowners’ equity, and cash flows of Taubman Centers, Inc. (the “Company”) for the year ended December 31, 2003. Our audit also included the financial statement schedule for the year ended December 31, 2003 at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of the Company's operations and its cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for such period, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Deloitte & Touche LLP

Detroit, Michigan
February 4, 2004 (except Note 7 relating to recoverable depreciation, to which the date is January 31, 2005)

TAUBMAN CENTERS, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	December 31

	2005	2004
Assets:
Properties (Notes 7 and 11)	$ 3,081,324	$ 2,936,964
Accumulated depreciation and amortization (Note 7)	(651,665)	(558,891)

	$ 2,429,659	$ 2,378,073
Investment in Unconsolidated Joint Ventures (Note 8)	106,117	129,934
Cash and cash equivalents	163,577	29,081
Accounts and notes receivable, less allowance for doubtful accounts of
$5,497 and $8,661 in 2005 and 2004 (Note 9)	41,717	32,124
Accounts and notes receivable from related parties (Note 14)	2,400	1,636
Deferred charges and other assets (Note 10)	54,110	61,586

	$ 2,797,580	$ 2,632,434

Liabilities:
Notes payable (Note 11)	$ 2,089,948	$ 1,930,439
Accounts payable and accrued liabilities	235,410	223,331
Dividends and distributions payable	15,819	13,892
Distributions in excess of investments in and net income of Unconsolidated
Joint Ventures (Note 8)	101,028	106,367

	$ 2,442,205	$ 2,274,029
Commitments and contingencies (Notes 7,11, 13, 17, and 22)

Preferred Equity of TRG (Note 16)	$ 29,217	$ 29,217

Partners' Equity of TRG allocable to minority partners (Note 1)

Shareowners' Equity (Note 16):
Series A Cumulative Redeemable Preferred Stock, $0.01 par value,
8,000,000 shares authorized, $113 million liquidation preference, 4,520,000
and 8,000,000 shares issued and outstanding at December 31, 2005 and 2004	$ 45	$ 80
Series B Non-Participating Convertible Preferred Stock, $0.001 par and
liquidation value, 40,000,000 shares authorized, 29,175,240 and
29,714,937 shares issued and outstanding at December 31, 2005 and 2004	29	30
Series G Cumulative Redeemable Preferred Stock, 4,000,000 shares authorized, no par, $100 million liquidation preference, 4,000,000 shares issued and outstanding at December 31, 2005 and 2004
Series H Cumulative Redeemable Preferred Stock, 3,480,000 shares authorized, no par, $87 million liquidation preference, 3,480,000 shares issued and outstanding at December 31, 2005
Common Stock, $0.01 par value, 250,000,000 shares authorized, 51,866,184
and 48,745,625 shares issued and outstanding at December 31, 2005 and 2004	519	487
Additional paid-in capital	739,090	729,481
Accumulated other comprehensive income (loss) (Note 12)	(9,051)	(11,387)
Dividends in excess of net income	(404,474)	(389,503)

	$ 326,158	$ 329,188

	$ 2,797,580	$ 2,632,434

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except share data)

	Year Ended December 31

	2005	2004	2003
Revenues:
Minimum rents	$ 262,106	$ 235,114	$ 207,539
Percentage rents	9,835	6,288	4,821
Expense recoveries	151,950	137,466	125,627
Revenues from management, leasing, and development services	13,818	21,333	22,088
Other	35,729	31,252	28,408

	$ 473,438	$ 431,453	$ 388,483

Operating Expenses:
Recoverable expenses	$ 137,915	$ 127,563	$ 111,522
Other operating	45,014	38,229	37,089
Restructuring loss (Note 4)		5,662
Costs related to unsolicited tender offer, net of recoveries (Note 3)		(1,044)	24,832
Management, leasing, and development services (Note 4)	9,072	17,533	19,359
General and administrative	27,986	26,617	24,591
Interest expense (Note 11)	121,612	95,934	84,194
Depreciation and amortization	116,857	101,059	92,344

	$ 458,456	$ 411,553	$ 393,931

Income (loss) before equity in income of Unconsolidated Joint Ventures, gain on disposition of interest in center, discontinued operations,
and minority and preferred interests	$ 14,982	$ 19,900	$ (5,448)
Equity in income of Unconsolidated Joint Ventures (Note 8)	42,450	40,070	36,740

Income before gain on disposition of interest in center, discontinued
operations, and minority and preferred interests	$ 57,432	$ 59,970	$ 31,292
Gain on disposition of interest in center (Note 2)	52,799
Discontinued operations (Note 2):
Net income from operations			1,303
Net gains on dispositions of interests in centers		328	49,578

Income before minority and preferred interests	$ 110,231	$ 60,298	$ 82,173
Minority share of consolidated joint ventures	(167)	18	164
Minority interest in TRG:
Minority share of income of TRG	(40,403)	(14,913)	(28,189)
Distributions less than (in excess of) minority share of income	4,534	(20,781)	(7,312)
TRG Series C, D, and F preferred distributions (Note 16)	(2,460)	(12,244)	(9,000)

Net income	$ 71,735	$ 12,378	$ 37,836
Series A , G, and H preferred stock dividends (Note 16)	(27,622)	(17,444)	(16,600)

Net income (loss) allocable to common shareowners	$ 44,113	$ (5,066)	$ 21,236

Basic earnings per common share (Note 18):
Income (loss) from continuing operations	$ .87	$ (.11)	$ (.13)

Net income (loss)	$ .87	$ (.10)	$ .42

Diluted earnings per common share (Note 18):
Income (loss) from continuing operations	$ .87	$ (.11)	$ (.13)

Net income (loss)	$ .87	$ (.10)	$ .41

Cash dividends declared per common share	$ 1.160	$ 1.095	$ 1.050

Weighted average number of common shares outstanding	50,459,314	49,021,843	50,387,616

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY
YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
(in thousands, except share data)

						Accumulated Other	Dividends in
	Preferred Stock		Common Stock		Additional	Comprehensive	Excess of
	Shares	Amount	Shares	Amount	Paid-in Capital	Income (Loss)	Net Income	Total

Balance, January 1, 2003	39,767,066	$112	52,207,756	$522	$690,387	$(17,485)	$(299,354)	$374,182

Issuance of stock pursuant to Continuing
Offer (Notes 15 and 17)	(508,420)		701,030	7	2,264			2,271
Release of units (Note 16)					975			975
Purchases of stock (Note 16)			(2,972,000)	(30)	(52,732)			(52,762)
Partnership units issued (Note 16)	190,909				53,704			53,704
Partnership units redeemed (Note 16)	(1,629,817)	(2)			(30,236)			(30,238)
Cash dividends declared							(69,361)	(69,361)

Net income							37,836	37,836
Other comprehensive income:
Changes in fair value of available-for-sale
securities						(297)		(297)
Reduction of loss on interest rate instruments						4,532		4,532
Reclassification adjustment for amounts
recognized in net income						657		657

Total comprehensive income								$42,728

Balance, December 31, 2003	37,819,738	$110	49,936,786	$499	$664,362	$(12,593)	$(330,879)	$321,499

Issuance of stock pursuant to Continuing
Offer (Notes 15 and 17)	(565,575)		1,256,620	12	7,716			7,728
Issuance of Series G preferred stock, net of issuance costs	4,000,000				96,729			96,729
Release of units (Note 16)					510			510
Purchases of stock (Note 16)			(2,447,781)	(24)	(50,154)			(50,178)
Partnership units issued (Note 16)	460,774				10,318			10,318
Cash dividends declared							(71,002)	(71,002)

Net income							12,378	12,378
Other comprehensive income:
Realized loss on interest rate instruments						(6,054)		(6,054)
Reduction of loss on interest rate instruments						5,999		5,999
Reclassification adjustment for amounts
recognized in net income						1,261		1,261

Total comprehensive income								$13,584

Balance, December 31, 2004	41,714,937	$110	48,745,625	$487	$729,481	$(11,387)	$(389,503)	$329,188

Issuance of stock pursuant to Continuing
Offer (Notes 15 and 17)	(1,932,134)	(1)	3,120,103	32	7			38
Issuance of Series B preferred stock (Note 16)	836,921
Issuance of Series H preferred stock, net of issuance costs	3,480,000				83,842			83,842
Redemption of Series A preferred stock	(3,480,000)	(35)			(83,850)			(83,885)
Release of units (Note 16)					500			500
Partnership units issued (Note 16)	555,516				6,663			6,663
Share-based compensation under employee and director benefit plans (Note 15)			456		2,447		82	2,529
Dividend equivalents (Note 15)							(165)	(165)
Cash dividends declared							(86,623)	(86,623)

Net income							71,735	71,735
Other comprehensive income:
Unrealized gain on interest rate instruments and other						894		894
Reclassification adjustment for amounts recognized in net income						1,442		1,442

Total comprehensive income								$74,071

Balance, December 31, 2005	41,175,240	$74	51,866,184	$519	$739,090	$(9,051)	$(404,474)	$326,158

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Year Ended December 31

	2005	2004	2003
Cash Flows From Operating Activities:
Net income	$ 71,735	$ 12,378	$ 37,836
Adjustments to reconcile net income to net cash provided by
operating activities:
Minority and preferred interests	38,496	47,920	44,337
Depreciation and amortization of continuing operations	116,857	101,059	92,344
Depreciation and amortization of discontinued operations			3,227
Provision for losses on accounts receivable	2,512	4,103	5,027
Gains on sales of land	(4,833)	(6,758)	(1,906)
Gains on dispositions of interests in centers (Note 2)	(52,799)	(328)	(49,578)
Settlement of swap agreement		(6,054)
Other	16,744	13,421	4,774
Increase (decrease) in cash attributable to changes in assets and liabilities:
Receivables, deferred charges, and other assets	(4,349)	(9,802)	(14,562)
Accounts payable and other liabilities	214	(20,404)	11,953

Net Cash Provided by Operating Activities	$ 184,577	$ 135,535	$ 133,452

Cash Flows From Investing Activities:
Additions to properties	$(160,266)	$(141,323)	$(116,367)
Dividends received from technology investment			445
Net proceeds from dispositions of interests in centers (Note 2)	76,400		50,961
Proceeds from sales of land	6,082	11,539	5,705
Acquisition of interests in centers, net of cash transferred in (Note 2)		(61,774)	(30,255)
Contributions to Unconsolidated Joint Ventures	(30,350)	(72,257)	(1,322)
Distributions from Unconsolidated Joint Ventures in excess of income	17,073	20,180	49,136

Net Cash Used In Investing Activities	$(91,061)	$(243,635)	$(41,697)

Cash Flows From Financing Activities:
Debt proceeds	$ 830,818	$ 819,527	$ 398,537
Debt payments	(670,709)	(571,156)	(372,789)
Debt issuance costs	(2,756)	(11,902)	(5,134)
Repurchase of common stock (Note 16)		(50,178)	(52,762)
Redemption of preferred stock and repurchase of preferred
equity in TRG	(87,000)	(100,000)
Issuance of units of partnership interest (Note 16)			49,985
Issuance of common stock and/or partnership units in connection
with Incentive Option Plan (Notes 15 and 17)	6,701	10,372	2,271
Issuance of preferred stock and equity in TRG	87,000	130,000
Equity issuance costs	(3,158)	(4,054)
Distributions to minority and preferred interests	(38,329)	(45,213)	(44,501)
Cash dividends to preferred shareowners	(24,507)	(17,444)	(16,600)
Cash dividends to common shareowners	(57,080)	(53,174)	(52,829)

Net Cash Provided By (Used In) Financing Activities	$ 40,980	$ 106,778	$(93,822)

Net Increase (Decrease) In Cash and Cash Equivalents	$ 134,496	$ (1,322)	$ (2,067)

Cash and Cash Equivalents at Beginning of Year	29,081	30,403	32,470

Cash and Cash Equivalents at End of Year	$ 163,577	$ 29,081	$ 30,403

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2005

Note 1 — Summary of Significant Accounting Policies

Organization and Basis of Presentation

General

        Taubman Centers, Inc. (the Company or TCO), a real estate investment trust, or REIT, is the managing general partner of The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG). The Operating Partnership is an operating subsidiary that engages in the ownership, management, leasing, acquisition, development, and expansion of regional retail shopping centers and interests therein. The Operating Partnership’s owned portfolio as of December 31, 2005 included 21 urban and suburban shopping centers in ten states. Two new centers are under construction in New Jersey and Michigan.

        In 2005, the Company formed Taubman Asia, which will be the platform for its future expansion into the Asia-Pacific region. Taubman Asia is headquartered in Hong Kong and will seek opportunities in Asia to augment the Company’s existing development and acquisition activities.

Consolidation

        The consolidated financial statements of the Company include all accounts of the Company, TRG, and its consolidated subsidiaries, including The Taubman Company LLC (the Manager). The Company also consolidates the accounts of the owner of the Oyster Bay project (Note 7) and the owner of the land being used for the development of The Mall at Partridge Creek (Note 2), which qualify as variable interest entities under FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (FIN 46R) and in which the Operating Partnership holds the majority variable interests. All intercompany transactions have been eliminated.

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

        The Company has completed its evaluation of the effect of the recent EITF consensus on Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” as well as recent amendments made to SOP 78-9 on the Company’s consolidation policies. This consensus is currently applicable to the Company for new or modified partnerships, and will otherwise be applicable to existing partnerships in 2006. The Company has determined that in the first quarter of 2006 it will change its accounting treatment of the entity that owns the Cherry Creek Shopping Center. The Company currently accounts for the entity under the equity method in accordance with the provisions of SOP 78-9. With the issuance of EITF 04-5 and the amendment of SOP 78-9 and the corresponding changes and considerations surrounding control, the Company will begin to consolidate the Cherry Creek entity (Note 21).

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

The Operating Partnership

        At December 31, 2005, the Operating Partnership’s equity included four classes of preferred equity (Series A, F, G, and H) and the net equity of the partnership unitholders. Net income and distributions of the Operating Partnership are allocable first to the preferred equity interests, and the remaining amounts to the general and limited partners in the Operating Partnership in accordance with their percentage ownership. The Series A, Series G, and Series H Preferred Equity is owned by the Company and is eliminated in consolidation. The Series F Preferred Equity is owned by an institutional investor. The Company’s Series B Preferred Stock is currently held by partners in TRG other than the Company. The Series B Preferred Stock entitles its holders to one vote per share on all matters submitted to the Company’s shareholders and votes together with the common stock on all matters as a single class.

        Because the net equity of the Operating Partnership unitholders is less than zero, $(208) million as of December 31, 2005, the interest of the noncontrolling unitholders will be presented as a zero balance in the consolidated balance sheet as of December 31, 2005 and December 31, 2004. The income allocated to the noncontrolling unitholders is equal to their share of distributions as long as the net equity of the Operating Partnership is less than zero. The net equity of the Operating Partnership is less than zero because of accumulated distributions in excess of net income and not as a result of operating losses. Distributions to partners are usually greater than net income because net income includes non-cash charges for depreciation and amortization.

Revenue Recognition

        Shopping center space is generally leased to specialty retail tenants under short and intermediate term leases which are accounted for as operating leases. Minimum rents are recognized on the straight-line method. Percentage rent is accrued when lessees’ specified sales targets have been met. Most expense recoveries, which include an administrative fee, are recognized as revenue in the period applicable costs are chargeable to tenants. Management, leasing, and development revenue is recognized as services are rendered, when fees due are determinable, and collectibility is reasonably assured. Fees for management, leasing, and development services are established under contracts and are generally based on negotiated rates, percentages of cash receipts, and/or actual costs incurred. Profits on real estate sales are recognized whenever (1) a sale is consummated, (2) the buyer has demonstrated an adequate commitment to pay for the property, (3) the Company’s receivable is not subject to future subordination, and (4) the Company has transferred to the buyer the risks and rewards of ownership. Other revenues, including fees paid by tenants to terminate their leases, are recognized when fees due are determinable, no further actions or services are required to be performed by the Company, and collectibility is reasonably assured. The Company records a provision for losses on accounts receivable to reduce them to the amount estimated to be collectible.

Depreciation and Amortization

        Buildings, improvements and equipment are depreciated on straight-line or double-declining balance bases over the estimated useful lives of the assets, which generally range from 3 to 50 years. Capital expenditures that are recoverable from tenants are depreciated over the estimated recovery period. This depreciation is included in recoverable expenses. Intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets. Tenant allowances and deferred leasing costs are amortized on a straight-line basis over the lives of the related leases. In the event of early termination of such leases, the unrecoverable net book values of the assets are recognized as depreciation and amortization expense in the period of termination.

Capitalization

        Direct and indirect costs that are clearly related to the acquisition, development, construction and improvement of properties are capitalized under guidelines of SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” Compensation costs are allocated based on actual time spent on a project. Costs incurred on real estate for ground leases, property taxes and insurance are capitalized during periods in which activities necessary to get the property ready for its intended use are in progress. Interest costs determined under guidelines of SFAS No. 34, “Capitalization of Interest Cost” are capitalized during periods in which activities necessary to get the property ready for its intended use are in progress.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

        All properties, including those under construction or development and/or owned by Unconsolidated Joint Ventures, are reviewed for impairment on an individual basis whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Impairment of a shopping center owned by consolidated entities is recognized when the sum of expected cash flows (undiscounted and without interest charges) is less than the carrying value of the property. Other than temporary impairment of an investment in an Unconsolidated Joint Venture is recognized when the carrying value of the investment is not considered recoverable based on evaluation of the severity and duration of the decline in value, including the results of discounted cash flow and other valuation techniques. To the extent impairment has occurred, the excess carrying value of the asset over its estimated fair value is charged to income.

        In leasing a shopping center space, the Company may provide funding to the lessee through a tenant allowance. In accounting for a tenant allowance, the Company determines whether the allowance represents funding for the construction of leasehold improvements and evaluates the ownership, for accounting purposes, of such improvements. If the Company is considered the owner of the leasehold improvements for accounting purposes, the Company capitalizes the amount of the tenant allowance and depreciates it over the shorter of the useful life of the leasehold improvements or the lease term. If the tenant allowance represents a payment for a purpose other than funding leasehold improvements, or in the event the Company is not considered the owner of the improvements for accounting purposes, the allowance is considered to be a lease incentive and is recognized over the lease term as a reduction of rental revenue. Factors considered during this evaluation usually include (1) who holds legal title to the improvements, (2) evidentiary requirements concerning the spending of the tenant allowance, and (3) other controlling rights provided by the lease agreement (e.g. unilateral control of the tenant space during the build-out process). Determination of the accounting for a tenant allowance is made on a case-by-case basis, considering the facts and circumstances of the individual tenant lease.

Cash and Cash Equivalents

        Cash equivalents consist of highly liquid investments with a maturity of 90 days or less at the date of purchase. At December 31, 2005, besides ordinary working capital funds, the Company’s balance of cash and cash equivalents included escrowed funds from the sale of Woodland in December 2005 used in the first quarter of 2006 to acquire replacement property in connection with Section 1031 exchanges (Notes 2 and 7) and the remaining proceeds received from the December 2005 refinancing of The Mall at Short Hills, used to repay certain loans and anticipated to be used for paydowns of other notes payable in 2006 (Note 11).

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

Deferred Charges and Other Assets

        Direct financing costs are deferred and amortized on a straight-line basis, which approximates the effective interest method, over the terms of the related agreements as a component of interest expense. Direct costs related to successful leasing activities are capitalized and amortized on a straight-line basis over the lives of the related leases. All other deferred charges are amortized on a straight-line basis over the terms of the agreements to which they relate.

Share-Based Compensation Plans

        Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” prospectively for all employee awards granted, modified, or settled after January 1, 2003. There were no awards granted, modified, or settled in 2004 or 2003. See Note 15 “Share Based Compensation and Other Benefit Plans” for a summary of awards granted, exercised, and forfeited in 2005. See Note 21 “New Accounting Pronouncements” regarding recent revisions to SFAS No. 123.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

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

Income Taxes

        The Company operates in such a manner as to qualify as a REIT under the provisions of the Internal Revenue Code; therefore, applicable taxable income is included in the taxable income of its shareowners, to the extent distributed by the Company. To qualify as a REIT, the Company must distribute at least 90% of its REIT taxable income prior to net capital gains to its shareowners and meet certain other requirements. Additionally, no provision for income taxes for consolidated partnerships has been made, as such taxes are the responsibility of the individual partners.

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

Finite Life Entity

        SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. At December 31, 2005, the Company held a controlling majority interest in a consolidated entity with a specified termination date in 2080. The minority owner’s interest in this entity is to be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entity. The estimated fair value of this minority interest was approximately $55.5 million at December 31, 2005, compared to a book value of zero.

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

Segments and Related Disclosures

        The Company has one reportable operating segment: it owns, develops, and manages regional shopping centers. The Company has aggregated its shopping centers into this one reportable segment, as the shopping centers share similar economic characteristics and other similarities. The shopping centers are located in major metropolitan areas, have similar tenants (most of which are national chains), are operated using consistent business strategies, and are expected to exhibit similar long-term financial performance. Earnings before interest, taxes, depreciation, and amortization (EBITDA) is often used by the Company's chief operating decision makers in assessing segment performance. EBITDA is believed to be a useful indicator of operating performance as it is customary in the real estate and shopping center business to evaluate the performance of properties on a basis unaffected by capital structure.

        No single retail company represents 10% or more of the Company’s revenues. Although the Company operates a subsidiary headquartered in Hong Kong, there are not yet any material revenues from customers attributable to a country other than the United States of America.

Other

        During 2005, as part of its tenant billing and expense accrual account reconciliation processes, the Company determined that it had overstated prior years’ revenues and expenses by a net amount of approximately $0.9 million, or $0.02 per common share. The errors were not considered material to the results of operations of any prior period or the current period, and adjustments to these revenues and expenses have been recognized in the Company’s 2005 results.

        During the year ended December 31, 2004, when reconciling general and fixed asset subsidiary ledgers, the Company determined that it had understated prior years’ depreciation expense of its consolidated and unconsolidated shopping centers by a total of $0.7 million, or $0.01 per common share. The error was not considered material to the results of operations of any period prior to or including 2004, and an adjustment in this amount has been recognized in the Company’s 2004 results.

        Dollar amounts presented in tables within the notes to the consolidated financial statements are stated in thousands, except share data or as otherwise noted. Certain reclassifications have been made to 2004 amounts to conform to current year classifications.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Note 2 – Dispositions, New Center Development, and Acquisitions

Dispositions

        In December 2005, a 50% owned unconsolidated joint venture sold its interest in Woodland for $177.4 million. The Company’s share of proceeds included a $9 million note receivable, with the remainder in cash. The note bears interest at 5.40%, is secured by an irrevocable letter of credit, and is due in the first quarter of 2006. The Company recognized a gain of $52.8 million on the transaction, representing the excess of the fair value over the net book basis of its interest in the center. The Company’s gain on the transaction differed from the $73.4 million gain recognized by the Operating Partnership due to its $20.6 million additional basis in Woodland. The cash proceeds from the sale were used in January 2006 to acquire the land for The Mall at Partridge Creek, as part of a like-kind exchange pursuant to Section 1031 of the Internal Revenue Code and the regulations thereunder (“Section 1031 like-kind exchange”). Additional proceeds were used in February 2006 to purchase the land and real property improvements of the Oyster Bay development, also as part of a Section 1031 like-kind exchange, and to pay down the outstanding balance on the loan on the property (Note 7). In connection with the sale, the Company entered into a tax indemnification agreement with its joint venture partner (Note 17).

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

        The Company has separately presented the results of Biltmore Fashion Park as discontinued operations for the year ended December 31, 2003. Revenues, operating expenses, and income from operations of Biltmore Fashion Park in 2003 were $17.4 million, $16.1 million, and $1.3 million, respectively.

New Center Development

        Groundbreaking occurred in November 2005 on The Mall at Partridge Creek, a wholly owned retail project in Clinton Township, Michigan. The ownership of the land purchased for this project was structured to facilitate a Section 1031 like-kind exchange in order to provide flexibility for disposing of assets in the future. The Company engaged the services of a third party exchange company to acquire the land and hold title for a period of no longer than 180 days. The third party acquired the Company’s option to purchase the land using the proceeds from a loan from the Operating Partnership. Subsequently, the third party acquired the land and entered into a lease of the land to the Operating Partnership. The Company had an option to purchase the land from the third party exchange company during the 180 day exchange period, which was exercised in January 2006 using proceeds from the sale of Woodland. The Company consolidated the entity that owned the land as of December 31, 2005. The loan and other intercompany transactions are eliminated in consolidation.

        Northlake Mall, a wholly-owned regional center, opened on September 15, 2005 in Charlotte, North Carolina.

        In January 2005, the Company entered into an agreement to invest in The Pier at Caesars (The Pier), located in Atlantic City, New Jersey, with Gordon Group Holdings LLC (Gordon), who is developing the center. The Pier is currently under construction, and is expected to open in May 2006. Under the agreement, the Company will have a 30% interest in The Pier. The Company’s capital contribution in The Pier will be made in three steps. The initial investment of $4 million was made at the closing in January 2005. A second payment equal to 70% of the Company’s projected required total investment (less the initial $4 million payment) is expected to be made within six months after the project opens. The third and final payment will be made shortly after the completion of the project’s stabilization year (2007) based on its actual net operating income (NOI) and debt levels. The investment in The Pier is accounted for under the equity method. During construction of the project, Gordon will loan the venture the funding for capital expenditures in excess of the construction loan financing. Interest on the loan will be accruable at the short-term applicable federal rate (AFR) under Section 1274(d) of the Internal Revenue Code and will be repaid before any distributions to the venture partners. The contributions of the Company will be used to repay the principal portion of the loan. Consequently, the Company expects that its share of distributions and income will initially be less than its residual 30% interest.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

        Stony Point Fashion Park, a wholly-owned regional center, opened September 18, 2003 in Richmond, Virginia.

Acquisitions

        In July 2004, the Company acquired an additional 23.6% interest in International Plaza for $60.2 million in cash, increasing its ownership in the center to 50.1%. As a result of the acquisition, the Company has a controlling interest in the center and began consolidating its results as of the purchase date. Prior to the acquisition date, the Company accounted for International Plaza under the equity method. As of December 31, 2005, the Operating Partnership has a preferred investment in International Plaza of $27 million, on which an annual preferential return of 8.25% will accrue. In addition to the preferred return on its investment, the Operating Partnership is entitled to receive the balance of its preferred investment before any available cash will be utilized for distribution to the non-preferred partner.

        In January 2004, the Company purchased the additional 30% ownership of Beverly Center. Consideration of approximately $11 million for this interest consisted of $3.3 million in cash and 276,724 of newly issued partnership units valued at $27.50 per unit. The price of the acquisition was determined pursuant to a 1988 option agreement. The Company had carried the $11 million net exercise price as a liability on its balance sheet. The Company already recognized 100% of the financial results of the center in its financial statements.

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

Note 3 – Unsolicited Tender Offer

        In the fall of 2002, the Company received an unsolicited tender offer seeking to acquire control of the Company. The Company’s Board of Directors rejected the proposal and recommended that the Company’s shareholders not tender their shares pursuant to the tender offer. In October 2003, the tender offer was withdrawn, and the related litigation ended. During 2004, the Company recovered through its insurance $1.0 million relating to the unsolicited tender offer and related litigation. During 2003, the Company incurred approximately $30.4 million in costs in connection with the unsolicited tender offer and related litigation, offset by insurance recoveries of $5.6 million.

Note 4 – Management, Leasing, and Development Services

        The majority of the Company’s current third party management, leasing, and development revenue is derived from two agreements. The first, a management agreement for a shopping center owned by a third party, is renewable year-to-year, and is cancelable by the owner with 90 days written notice. The second is an agreement for retail leasing and development and design advisory services for a mixed-use urban development project scheduled to open in 2009 in Las Vegas, Nevada. The term of this fixed-fee contract is approximately 25 years, effective June 2005, and is generally cancelable for cause and by the project owner upon payment to the Company of a cancellation fee.

        In October 2004, the Mills Corporation finalized its acquisition of 50% interests in nine of General Motors Pension Trusts’ (GMPT) shopping centers, completing a recapitalization of GMPT’s mall portfolio. The Company ceased management of these centers on November 1, 2004, subject to an agreement with GMPT. The Company recognized a restructuring charge of $5.7 million during the fourth quarter of 2004 relating to the termination of these management contracts. The restructuring charge is classified in the line item Restructuring loss in the income statements. Substantially all of this charge represented employee severance payments and benefits and were paid as of December 31, 2005.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Note 5 — Income Taxes

        During the years ended December 31, 2005, 2004, and 2003, the Company’s federal income tax expense was zero as a result of net operating losses incurred by the Company’s Taxable REIT Subsidiaries, except as follows related to the sale of Woodland. During 2005, the Company recognized deferred federal income tax expense of $0.5 million in connection with the sale of Woodland. The Company has a net operating loss carryforward from its Taxable REIT Subsidiaries of $0.8 million from 2002 that expires in 2022, and an estimated net operating loss carryforward of $3.8 million from 2004 that will expire in 2024. As of December 31, 2005, 2004, and 2003, the Company had net deferred tax assets of $3.2 million, $3.4 million, and $3.4 million, after valuation allowances of $9.6 million, $9.4 million, and $9.9 million, respectively.

        Dividends declared on the Company’s common and preferred stock and their tax status are presented in the following tables. The tax status of the Company’s dividends in 2005, 2004, and 2003 may not be indicative of future periods. The portion of dividends paid in 2005 shown below as capital gains and unrecaptured Section 1250 capital gains are designated as capital gain dividends for tax purposes.

Year	Dividends per commons share declared	Return of capital	Ordinary income	20% Rate long term capital gain (Pre 5/06/03)	15% Rate long term capital gain (Post 5/05/03)	Unrecaptured Section 1250 capital gains

2005	$1.160	$0.3179	$0.7282		$0.0404	$0.0735
2004	1.095	0.6932	0.3835		0.0183
2003	1.050	0.5054	0.2567	$0.0076	0.1401	0.1402

Year	Dividends per Series A preferred share declared	Ordinary income	20% Rate long term capital gain (Pre 5/06/03)	15% Rate long term capital gain (Post 5/05/03)	Unrecaptured Section 1250 capital gains

2005	$2.075	$1.8712		$0.0723	$0.1315
2004	2.075	2.0403		0.0347
2003	2.075	1.5060	$0.0149	0.2770	0.2771

Year	Dividends per Series G preferred share declared	Ordinary income	15% Rate long term capital gain (Post 5/05/03)	Unrecaptured Section 1250 capital gains

2005	$2.000	$1.8036	$0.0697	$0.1267
2004	0.211	0.2076	0.0035

Year	Dividends per Series H preferred share declared	Ordinary income	15% Rate long term capital gain (Post 5/05/03)	Unrecaptured Section 1250 capital gains

2005	$0.953	$0.8595	$0.0332	$0.0604

        The Company redeemed 3,480,000 shares of its 8,000,000 outstanding Series A Preferred Shares on July 11, 2005 for $25 per share and paid to all holders of the Series A Preferred Shares $0.0576389 per share in accrued dividends, which are reported separately above as a 2005 dividend payment. Because the redemption of the Series A Preferred Stock was a partial, rather than a full, redemption, the appropriate income tax treatment of the $25 per share redemption payment (whether capital gain or loss from the sale or exchange of stock or ordinary income from a dividend payment) depends on an individual investor’s facts and circumstances.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Note 6 — Investment in the Operating Partnership

        The partnership equity of the Operating Partnership and the Company’s ownership therein are shown below:

Year	TRG Units outstanding at December 31	TRG Units owned by TCO at December 31 (1)	TCO's % interest in TRG at December 31	TCO's average interest in TRG
2005	81,074,633	51,866,184	64%	62%
2004	80,514,605	48,745,625	61	61
2003	81,839,857	49,936,786	61	60

(1)	There is a one-for-one relationship between TRG units owned by TCO and TCO common shares outstanding; amounts in this column are equal to TCO’s common shares outstanding as of the specified dates.

        Net income and distributions of the Operating Partnership are allocable first to the preferred equity interests (Note 16), and the remaining amounts to the general and limited Operating Partnership partners in accordance with their percentage ownership.

Note 7 — Properties

        Properties at December 31, 2005 and December 31, 2004 are summarized as follows:

	2005	2004
Land	$248,582	$229,553
Buildings, improvements, and equipment	2,709,215	2,550,178
Construction in process	19,855	85,378
Development pre-construction costs	103,672	71,855

	$3,081,324	$2,936,964
Accumulated depreciation and amortization	(651,665)	(558,891)

	$2,429,659	$2,378,073

        Buildings and improvements under capital leases were $13.0 million and $14.2 million at December 31, 2005 and 2004, respectively.

        Depreciation expense for 2005, 2004, and 2003 was $109.3 million, $93.2 million, and $87.8 million, respectively. In addition, depreciation of assets that are recoverable from tenants was $11.5 million and $9.1 million in 2005 and 2004, respectively. Depreciation of assets that are recoverable from tenants over a period of more than one year was $6.3 million in 2003. Depreciation of assets that are recoverable from tenants is classified as recoverable expenses.

        The charge to operations in 2005, 2004, and 2003 for domestic and non-U.S. pre-development activities was $8.5 million, $4.0 million, and $3.4 million, respectively.

        The Company’s balance of development pre-construction costs as of December 31, 2005 and 2004 consists of costs relating to its Oyster Bay project in the Town of Oyster Bay, New York. The demolition of the site is finished and the Company is working with the community to resolve all issues remaining prior to special use permit approval and the issuance of building permits. The Company expects success with the ongoing negotiations, but if it is ultimately unsuccessful in the negotiation process, it is anticipated that its recovery on this asset would be significantly less than its current investment.

        In May 2004, the Company entered into a series of agreements related to the Oyster Bay project to facilitate a Section 1031 like-kind exchange. A third party acquired the Company’s option to purchase land and reimbursed the Company for its project costs to date. Subsequently, the third party acquired the land and became the owner of the project. The Company is the developer of the project and had an option to purchase the project, which the Company exercised in 2006 using proceeds from the sale of Woodland. The owner provided 3% of project funding ($3.0 million as of December 31, 2005) and leased the property to a wholly owned subsidiary of the Operating Partnership. A senior lender has funded $56.2 million of the project costs and the Company provided the remainder of the project funding under a junior subordinated financing to the owner. The Company guaranteed the lease payments and the completion of the project. The Company consolidated the owner and other entities described above as of December 31, 2005 and the junior loan and other intercompany transactions are eliminated in consolidation. The senior loan was repaid in connection with the exercise of the option in February 2006.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

        In September 2005, the Company entered into a series of agreements related to The Mall at Partridge Creek, in Clinton Township, Michigan to facilitate a Section 1031 like-kind exchange. A third party exchange company acquired the land using the proceeds from a loan from the Operating Partnership and entered into a lease of the land to the Operating Partnership. The Company had an option to purchase the land from the third party, which the Company exercised in January 2006 using proceeds from the sale of Woodland. The Company consolidated the entity that owned the land as of December 31, 2005. The loan and other intercompany transactions are eliminated in consolidation.

        One shopping center pays annual special assessment levies of a Community Development District (CDD), which provided certain infrastructure assets and improvements. As the amount and period of the special assessments were determinable, the Company capitalized the infrastructure assets and improvements and recognized an obligation for the future special assessments to be levied. At December 31, 2005, the book value of the infrastructure assets and improvements, net of depreciation, was $55.4 million. The related obligation is classified as an accrued liability and had a balance of $65.1 million at December 31, 2005. The fair value of this obligation, based on quoted market prices, was $71.0 million at December 31, 2005.

        FASB Statement No. 143 “Accounting for Asset Retirement Obligations” requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. During 2005, Interpretation No. 47 was issued, clarifying the required accounting and measurement process for an asset retirement obligation for which settlement is subject to uncertainties that may or may not be within the control of an entity (a “conditional” asset retirement obligation). In connection with the issuance of this Interpretation, the Company re-evaluated its properties for potential asset retirement obligations and its related accounting. Based on this review, the Company identified immaterial conditional asset retirement obligations related to disposal of asbestos-containing materials (ACMs) found at certain of the Company’s older centers. The adoption of Interpretation No. 47 during 2005 did not have a material effect on the financial position or results of operations as of or for the year ended December 31, 2005.

Note 8 — Investments in Unconsolidated Joint Ventures

        The Company has investments in joint ventures that own shopping centers. The Operating Partnership is the managing general partner or managing member of these Unconsolidated Joint Ventures, except for the ventures that own Arizona Mills, The Mall at Millenia, and Waterside Shops at Pelican Bay.

Shopping Center	Ownership as of December 31, 2005 and 2004
Arizona Mills	50%
Cherry Creek Shopping Center (Note 21)	50
Fair Oaks	50
The Mall at Millenia	50
The Pier at Caesars (under construction)	(Note 2)
Stamford Town Center	50
Sunvalley	50
Waterside Shops at Pelican Bay	25
Westfarms	79

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

        Combined balance sheet and results of operations information is presented in the following table for the Unconsolidated Joint Ventures, followed by the Operating Partnership’s beneficial interest in the combined information. The combined information of the Unconsolidated Joint Ventures as of December 31, 2005 excludes the balances of The Pier at Caesars, currently under construction (Note 2). Beneficial interest is calculated based on the Operating Partnership’s ownership interest in each of the Unconsolidated Joint Ventures. The accounts of Woodland, formerly a 50% Unconsolidated Joint Venture sold in 2005, are included in these results through the date of the sale. The Company’s equity in the gain on the sale of Woodland is separately presented on the Company’s income statement, and is therefore excluded from the equity in income of Unconsolidated Joint Ventures line item (Note 2). The accounts of International Plaza, formerly an Unconsolidated Joint Venture, are included in these results through the date of its acquisition (Note 2). The Company will begin consolidating the entity that owns Cherry Creek Shopping Center in 2006 (Note 21).

	December 31

	2005	2004
Assets:
Properties	$ 1,076,743	$ 1,080,482
Accumulated depreciation and amortization	(363,394)	(360,830)

	$ 713,349	$ 719,652
Cash and cash equivalents	33,498	25,173
Accounts and notes receivable, less allowance for doubtful
accounts of $1,822 and $2,809 in 2005 and 2004	23,189	22,866
Deferred charges and other assets	24,458	26,213

	$ 794,494	$ 793,904

Liabilities and accumulated deficiency in assets:
Notes payable	$ 999,545	$ 1,008,604
Accounts payable and other liabilities	59,322	53,706
TRG's accumulated deficiency in assets	(172,554)	(176,396)
Unconsolidated Joint Venture Partners' accumulated deficiency
in assets	(91,819)	(92,010)

	$ 794,494	$ 793,904

TRG's accumulated deficiency in assets (above)	$ (172,554)	$ (176,396)
TRG's investment in The Pier at Caesars	4,663
TRG basis adjustments, including elimination of intercompany profit	80,424	83,796
TCO's additional basis	92,556	116,167

Net Investment in Unconsolidated Joint Ventures	$ 5,089	$ 23,567

Distributions in excess of investments in and net income of
Unconsolidated Joint Ventures	101,028	106,367

Investment in Unconsolidated Joint Ventures	$ 106,117	$ 129,934

	Year Ended December 31

	2005	2004	2003
Revenues	$ 297,345	$ 312,694	$ 319,988

Recoverable and other operating expense	$ 105,850	$ 113,958	$ 117,279
Interest expense	67,590	74,033	82,744
Depreciation and amortization	43,151	47,801	53,414

Total operating costs	$ 216,591	$ 235,792	$ 253,437

Gain on disposition of interest in center	$ 145,881

Net income	$ 226,635	$ 76,902	$ 66,551

Net income allocable to TRG	$ 114,680	$ 39,147	$ 35,588
Realized intercompany profit and TRG's additional basis	4,370	3,963	4,191
TCO's additional basis in Woodland	(20,764)
Depreciation of TCO's additional basis	(3,037)	(3,040)	(3,039)

Equity in income of Unconsolidated Joint Ventures	$ 95,249	$ 40,070	$ 36,740

TRG's share of gain on disposition of interest in center	(52,799)

Equity in income of Unconsolidated Joint Venture excluding
gain on disposition of interest in center	$ 42,450

Beneficial interest in Unconsolidated Joint Ventures' operations:
Revenues less recoverable and other operating expenses	$ 113,453	$ 112,643	$ 113,706
Interest expense	(37,594)	(39,913)	(43,320)
Depreciation and amortization	(33,409)	(32,660)	(33,646)

Equity in income of Unconsolidated Joint Ventures	$ 42,450	$ 40,070	$ 36,740

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

        The provision for losses on accounts receivable of the Unconsolidated Joint Ventures was $0.2 million, $1.4 million, and $4.0 million for the years ended December 31, 2005, 2004, and 2003, respectively.

        Deferred charges and other assets of $24.5 million at December 31, 2005 were comprised of leasing costs of $34.2 million, before accumulated amortization of $(14.9) million, net deferred financing costs of $3.3 million, and other net charges of $1.8 million. Deferred charges and other assets of $26.2 million at December 31, 2004 were comprised of leasing costs of $35.3 million, before accumulated amortization of $(14.9) million, net deferred financing costs of $4.5 million, and other net charges of $1.3 million.

        The estimated fair value of the Unconsolidated Joint Ventures’ notes payable was $1.0 billion at both December 31, 2005 and 2004.

        Depreciation expense on properties for 2005, 2004 and 2003 was $38.6 million, $43.5 million and $48.4 million. In addition, depreciation of costs that are recoverable from tenants was $8.8 million and $9.6 million in 2005 and 2004, respectively. Depreciation of costs that are recoverable from tenants over a period of more than one year was $5.6 million in 2003. Depreciation of costs that are recoverable from tenants is classified as recoverable expenses and included in total operating costs in the table above.

        Certain entities related to TRG or its joint venture partners provided management, leasing and development services to Arizona Mills, L.L.C., Forbes Taubman Orlando L.L.C., and Waterside Shops L.L.C. Charges from these entities were $7.2 million, $5.3 million, and $5.5 million in 2005, 2004, and 2003, respectively.

Note 9 — Accounts and Notes Receivable

        Accounts and notes receivable at December 31, 2005 and December 31, 2004 are summarized as follows:

	2005	2004
Trade	$ 21,052	$ 21,970
Notes	15,244	10,080
Straight-line rent asset	10,159	7,840
Other	759	895

	$ 47,214	$ 40,785
Less: allowance for doubtful accounts	(5,497)	(8,661)

	$ 41,717	$ 32,124

        Notes receivable as of December 31, 2005 provide interest at a range of interest rates from 5.4% to 8% (with a weighted average interest rate of 6.4% at December 31, 2005) and mature at various dates from March 2006 to June 2009.

Note 10 — Deferred Charges and Other Assets

        Deferred charges and other assets at December 31, 2005 and December 31, 2004 are summarized as follows:

	2005	2004
Leasing costs	$ 30,951	$ 30,570
Accumulated amortization	(13,992)	(13,318)

	$ 16,959	$ 17,252
Deferred financing costs, net	10,191	17,184
Intangibles, net	8,457	10,829
Investments	3,704	3,524
Deferred tax asset, net	3,151	3,365
Other, net	11,648	9,432

	$ 54,110	$ 61,586

        Intangible assets are primarily comprised of the fair value of in-place leases recognized in connection with acquisitions (Note 2).

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Note 11 – Notes Payable

        Notes payable at December 31, 2005 and December 31, 2004 consist of the following:

	2005	2004	Stated Interest Rate	Maturity Date		Balance Due on Maturity	Facility Amount

Beverly Center	$ 347,500	$ 347,500	5.28%	02/11/14		$ 303,277
Dolphin Mall	141,311	143,495	LIBOR+2.15%	02/09/07		138,779
Great Lakes Crossing	145,239	147,450	5.25%	03/11/13		125,507
International Plaza	182,135	185,400	4.21%	01/08/08		175,150
MacArthur Center	140,895	143,283	7.59%	10/01/10		126,884
Northlake Mall (1)		29,429	LIBOR+1.75%
The Mall at Oyster Bay	56,241	42,598	LIBOR+2.00%	03/01/06	(2)	56,241	$ 62,000
Regency Square	78,792	79,784	6.75%	11/01/11		71,569
The Mall at Short Hills	540,000		5.47%	12/14/15		540,000
The Mall at Short Hills		261,800	6.70%
Stony Point Fashion Park	113,228	114,508	6.24%	06/01/14		98,585
The Mall at Wellington Green	200,000		5.44%	05/06/15		200,000
The Mall at Wellington Green		140,000	LIBOR+1.50%
The Shops at Willow Bend	96,405	97,983	LIBOR+1.50%	07/09/06	(3)	95,564
The Shops at Willow Bend	48,202	48,992	LIBOR+3.75%	07/09/06	(3)	47,782
Line of Credit		125,000	LIBOR+0.80%	02/14/08			350,000
Line of Credit		23,217	Variable Bank Rate	02/14/08			40,000

	$2,089,948	$1,930,439

(1)	In early 2006, the Company entered into a $215.5 million 5.41% fixed rate, 10-year interest-only financing of Northlake Mall, which closed in February 2006.
(2)	Loan was paid off in February 2006 (Note 7).
(3)	Loan was repaid in February 2006 with the remaining proceeds from the December 2005 refinancing of The Mall at Short Hills.

        In December 2005, the Company closed on a $540 million fixed-rate non-recourse refinancing of The Mall at Short Hills. Proceeds were used to pay down the existing 6.7%, $260 million loan on the center, the Northlake Mall construction loan, and the Company’s revolver. Interest expense for the year ended December 31, 2005 includes a $12.7 million charge incurred in connection with a prepayment premium and the write-off of financing costs related to this refinancing and the pay-off of the Northlake Mall loan, and debt modifications in connection with the pay-off of the Oyster Bay loan.

        Notes payable are collateralized by properties with a net book value of $2.2 billion at December 31, 2005 and $2.3 billion at December 31, 2004.

        The Dolphin Mall loan has an option to extend the maturity for up to two years. The $350 million line of credit has a one-year extension option.

        The following table presents scheduled principal payments on mortgage debt as of December 31, 2005:

2006	$ 215,560
2007	157,556
2008	188,426
2009	14,188
2010	141,047
Thereafter	1,373,171

Fair Value of Financial Instruments Related to Debt

        The estimated fair values of financial instruments at December 31, 2005 and December 31, 2004 are as follows:

	2005		2004

	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage notes payable	$2,089,948	$2,092,034	$1,930,439	$1,960,863
Interest rate instruments:
in a receivable position	71	71	61	61
in a payable position	-	-	879	879

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Debt Covenants and Guarantees

        Certain loan agreements contain various restrictive covenants, including minimum net worth requirements, minimum debt service coverage ratios, a maximum payout ratio on distributions, a maximum leverage ratio, a minimum debt yield ratio, and a minimum fixed charges coverage ratio, the latter two being the most restrictive. The Operating Partnership is in compliance with all of its covenants.

        Payments of principal and interest on the loans in the following table are guaranteed by the Operating Partnership as of December 31, 2005.

Center	Loan balance as of 12/31/05	TRG's beneficial interest in loan balance as of 12/31/05	Amount of loan balance guaranteed by TRG as of 12/31/05	% of loan balance guaranteed by TRG	% of interest guaranteed by TRG

	(in millions)
Dolphin Mall	$141.3	$141.3	$141.3	100%	100%
The Mall at Millenia	1.0	0.5	0.5	50	50
The Shops at Willow Bend (1)	144.6	144.6	144.6	100	100

(1)	The Shops at Willow Bend loans were paid off in February 2006.

        Payments of rent and all other sums payable related to the Oyster Bay agreements are guaranteed by the Operating Partnership. As of December 31, 2005, the balances of the senior loan and owner equity contribution (Note 7) were $56.2 million and $3.0 million, respectively, and were repaid when the option was exercised in February 2006.

        The Company is required to escrow cash balances for specific uses stipulated by its lenders, including ground lease payments, taxes, insurance, debt service, capital improvements, leasing costs, and tenant allowances. As of December 31, 2005 and December 31, 2004, the Company’s cash balances restricted for these uses were $8.5 million and $9.7 million, respectively.

Beneficial Interest in Debt and Interest Expense

        The Operating Partnership’s beneficial interest in the debt, capital lease obligations, capitalized interest, and interest expense of its consolidated subsidiaries and its Unconsolidated Joint Ventures is summarized in the following table. The Operating Partnership’s beneficial interest excludes debt and interest related to the minority interests in International Plaza (49.9% as of July 2004, Note 2), MacArthur Center (5%) and The Mall at Wellington Green (10%).

	At 100%		At Beneficial Interest

	Consolidated Subsidiaries	Unconsolidated Joint Ventures	Consolidated Subsidiaries	Unconsolidated Joint Ventures

Debt as of:
December 31, 2005	$2,089,948	$ 999,545	$1,972,046	$558,443
December 31, 2004	1,930,439	1,008,604	1,816,751	563,490

Capital Lease Obligations:
December 31, 2005	$ 13,014	$ 1,966	$ 12,510	$ 983
December 31, 2004	14,167	2,145	13,381	1,228

Capitalized Interest:
Year ended December 31, 2005	$ 9,940	$ 3	$ 9,940	$ 1
Year ended December 31, 2004	5,995		5,995

Interest Expense:
Year ended December 31, 2005	$ 121,612	$ 67,590	$ 116,082	$ 37,594
Year ended December 31, 2004	95,934	74,033	92,874	39,913

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Note 12 — Derivatives

        The Company uses derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. The Company routinely uses cap, swap, and treasury lock agreements to meet these objectives. None of the Company’s derivatives are designated as fair value hedges. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements of SFAS 133.

        The following table presents the effect that derivative instruments had on interest expense and equity in income of Unconsolidated Joint Ventures during the three years ended December 31, 2005:

	2005	2004	2003
Payments under swap agreements	$ 883	$5,462	$8,434
Adjustment of accumulated other comprehensive income for amounts
recognized in net income	1,442	1,262	657
Hedge ineffectiveness related to changes in time value of interest
rate agreements			2
Change in fair value of cap agreements not designated as hedges	5

Net reduction to income	$2,330	$6,724	$9,093

        As of December 31, 2005, the Company had $8.9 million of net realized losses included in Accumulated OCI, related to terminated derivative instruments, that are being recognized as interest expense over the term of the hedged debt, as follows:

Hedged Items	OCI Amounts	Recognition Period
Beverly Center refinancing	$4,843	January 2004 through December 2013
Regency Square financing	1,636	November 2001 through October 2011
Westfarms refinancing	2,441	July 2002 through July 2012

	$8,920

        Additionally, as of December 31, 2005, the Company had $0.1 million of net unrealized losses included in Accumulated OCI that will be recognized as interest expense over the effective periods of the derivative agreements, as follows:

Hedged Items	OCI Amounts	Recognition Period
Dolphin Mall financing	$ 6	February 2004 through January 2006
The Shops at Willow Bend financing	136	June 2003 through February 2006

	$142

        The Company expects that approximately $1.4 million of the $9.1 million in Accumulated OCI at December 31, 2005 will be reclassified from Accumulated OCI and recognized as a reduction of income during 2006. In addition, the Company expects that approximately $0.1 million will be recognized as interest expense in 2006 for changes in fair value of derivatives not accounted for as hedges.

        In January 2004, the Beverly Center loan was refinanced. At the time of the refinancing, the swaps hedging the Beverly refinancing were cash settled for $6.1 million. This realized loss is included in Accumulated OCI and is being recognized as interest expense over the ten-year term of the hedged debt.

Note 13 — Leases

        Shopping center space is leased to tenants and certain anchors pursuant to lease agreements. Tenant leases typically provide for minimum rent, percentage rent, and other charges to cover certain operating costs. Future minimum rent under operating leases in effect at December 31, 2005 for operating centers, assuming no new or renegotiated leases or option extensions on anchor agreements, is summarized as follows:

2006	$259,566
2007	252,743
2008	234,467
2009	212,457
2010	195,253
Thereafter	663,961

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

        Certain shopping centers, as lessees, have ground leases expiring at various dates through the year 2080. Ground rent expense is recognized on a straight-line basis over the lease terms. The Company also leases its office facilities and certain equipment. Rental expense on a straight-line basis under operating leases was $6.6 million in 2005, $7.7 million in 2004, and $6.9 million in 2003. Included in these amounts are related party office rental expense of $2.3 million in 2005, $2.4 million in 2004, and $2.8 million in 2003. Additional contingent rental payments based on leasable area were $0.5 million in 2005.

        The following is a schedule of future minimum rental payments required under operating leases:

2006	$ 6,565
2007	6,592
2008	6,450
2009	6,334
2010	6,333
Thereafter	129,151

        The table above includes $2.2 million in 2006, $2.4 million in each year from 2007 through 2009, $2.5 million in 2010, and $2.6 million in each year from 2011 through 2014 of related party amounts.

        Certain shopping centers have entered into lease agreements for property improvements with initial five year terms which qualify as capital leases. As of December 31, 2005, future minimum lease payments for these capital leases are as follows:

2006	$ 5,765
2007	4,153
2008	3,016
2009	1,463

Total minimum lease payments	$ 14,397
Less amount representing interest	(1,383)

Capital lease obligations	$ 13,014

Note 14 — Transactions with Affiliates

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

        During 1997, the Operating Partnership acquired an option from a related party to purchase certain real estate on which the Operating Partnership was exploring the possibility of developing a shopping center. Through December 31, 2000, the Operating Partnership had made payments of $450,000. In 2000, the Operating Partnership decided not to go forward with the project and reached an agreement with the optionor to be reimbursed, at the time of the sale or lease of the real estate, for an amount equal to the lesser of 50% of the project costs to date or $350,000. The Operating Partnership received $140,000 in reimbursements during 2005, of an expected total reimbursement of $350,000. The Company received an additional $202,000 in early 2006.

        A. Alfred Taubman and certain of his affiliates receive various property management services from the Manager. For such services, Mr. A. Taubman and affiliates paid the Manager approximately $1.6 million, $1.7 million, and $1.9 million in 2005, 2004, and 2003, respectively.

        Other related party transactions are described in Notes 13, 15, 16, and 17.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Note 15 – Share-Based Compensation and Other Employee Plans

        The Company provides certain share-based compensation through an incentive option plan, a long-term incentive plan, and non-employee directors’ stock grant and deferred compensation plans. All of the plans were designed to provide additional incentive for the achievement of financial goals and offer additional alignment of the interests of management and/or the directors with those of shareholders. Additionally, the non-employee directors’ plans are intended to provide incentives for directors to continue to serve on the board and to attract new directors with outstanding qualifications.

        The compensation cost charged to income for the above-mentioned share-based compensation plans was $2.4 million for the year ended December 31, 2005. Compensation cost capitalized as part of properties and deferred leasing costs for the year ended December 31, 2005 was $0.4 million. There was no compensation cost charged to income or capitalized in 2004 or 2003 for the above mentioned plans as all outstanding options were fully vested.

Incentive Options

        The Company’s incentive option plan (the Option Plan), which is shareholder approved, permits the grant of options to employees. The Operating Partnership’s units issued in connection with the Option Plan are exchangeable for shares of the Company’s common stock under the Continuing Offer (Note 17). Options for 0.9 million have been granted and are outstanding at December 31, 2005. Of the 0.9 million options outstanding, 0.6 million have vesting schedules with a third vesting at each of the third, fifth, and seventh years of the grant anniversary, if continuous service has been provided and certain conditions dependent on the Company’s market performance in comparison to its competitors have been met. Substantially all of the other 0.3 million options outstanding have vesting schedules with a third vesting at each of the first, second, and third years of the grant anniversary, if continuous service has been provided. The options have ten-year contractual terms. As of December 31, 2005, options for 1.4 million Operating Partnership units remain available for grant under the Option Plan.

        The Company has estimated the value of the options issued in 2005 using a Black-Scholes valuation model based on the following assumptions: expected volatility of 21.0%, expected dividend of 4.0%, expected term of 7.0 years, and risk-free rates of 3.83% to 4.15%. Expected volatility and dividend yields are based on historical volatility and yields of the Company’s stock, respectively, as well as other factors. In developing the assumption of expected term, the Company has considered the vesting and contractual terms as well as the expected terms of options disclosed by members of its peer group. The risk-free rates used are based on the U.S. Treasury yield curves in effect at the times of grants. For the options for which vesting is dependent on the Company’s market performance in comparison to its competitors, the Company used a Monte Carlo simulation to estimate the probability of the vesting conditions being met. The weighted-average grant-date fair value of all options granted, including those dependent on market performance, during the year ended December 31, 2005 was $3.80 per option.

        A summary of option activity under the Option Plan for 2005, 2004, and 2003 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Range of Exercise Prices

Outstanding at January 1, 2003	1,597,783	$ 12.11	4.9	$9.69 - $13.89
Exercised	(192,574)	11.81

Outstanding at December 31, 2003	1,405,209	12.15	4.0	$9.69 - $13.14
Exercised	(845,767)	12.26

Outstanding at December 31, 2004	559,442	11.98	3.7	$9.69 - $12.25
Granted	902,139	30.09	9.2
Exercised	(559,442)	11.98
Forfeited	(50,000)	29.38

Outstanding at December 31, 2005	852,139	$ 30.13	9.2	$29.38 - $31.31

Fully vested options at December 31, 2005	9,582	$ 31.31	9.3

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

        The aggregate intrinsic value (the difference between the period end stock price and the option strike price) of options outstanding as of December 31, 2005 was $3.9 million. The total intrinsic value of options exercised during the years ended December 31, 2005 and 2004 was $9.5 million and $10.8 million, respectively.

        Cash received from option exercises under the Option Plan for the years ended December 31, 2005 and 2004 was $6.7 million and $10.4 million, respectively.

        As of December 31, 2005 there were 0.8 million nonvested options outstanding, and $2.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.5 years.

        Under the Option Plan, vested unit options can be exercised by tendering mature units with a market value equal to the exercise price of the unit options. In 2002, Robert S. Taubman, the Company’s chief executive officer, exercised options for 3.0 million units by tendering 2.1 million mature units and deferring receipt of 0.9 million units under the unit option deferral election. As the Company declares distributions, the deferred option units receive their proportionate share of the distributions in the form of cash payments. These deferred option units will remain in a deferred compensation account until Mr. Taubman’s retirement or ten years from the date of exercise. Beginning with the ten year anniversary of the date of exercise, the deferred partnership units will be paid in ten annual installments.

Long-Term Incentive Plan

        In May 2005, the Company’s shareholders approved the adoption of The Taubman Company 2005 Long-Term Incentive Plan (LTIP). The LTIP allows the Company to make grants of restricted stock units (RSU) to employees. An aggregate of 1.4 million shares of the Company’s common stock remain available for issuance under the LTIP. There were RSU for 0.1 million shares outstanding at December 31, 2005. Each RSU will represent the right to receive upon vesting one share of the Company’s common stock plus a cash payment equal to the aggregate cash dividends that would have been paid on such share of common stock from the date of grant of the award to the vesting date.

	Restricted Stock Units	Weighted-Average Grant Date Fair Value

Outstanding at January 1, 2005
Granted	140,440	$ 31.31
Forfeited	(1,536)	31.31

Outstanding at December 31, 2005	138,904	$ 31.31

        These RSU vest on the third year anniversary of the grant if continuous service has been provided for that period, or upon retirement if earlier. Based on an analysis of historical employee turnover, the Company has made an annual forfeiture assumption of 2.4% of grants when recognizing compensation costs relating to the RSU.

        Of the RSU outstanding at December 31, 2005, 137,172 were nonvested. As of December 31, 2005, there was $2.9 million of total unrecognized compensation cost related to nonvested RSU outstanding under the LTIP. This cost is expected to be recognized over an average period of 2.2 years.

Non-Employee Directors’ Stock Grant and Deferred Compensation Plans

        In May 2005, the Company’s shareholders approved the adoption of the Taubman Centers, Inc. Non-Employee Directors’ Stock Grant Plan (SGP). The SGP provides for the annual grant to each non-employee director of the Company shares of the Company’s common stock having a fair market value of $15,000 and determined quarterly based on the fair value of the Company’s stock. The Company has authorized 50,000 shares of the Company’s common stock for issuance under the SGP. Approximately 450 shares have been granted under the SGP as of December 31, 2005.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

        Also in May, the Board of Directors of the Company approved the adoption of the Taubman Centers, Inc. Non-Employee Directors’ Deferred Compensation Plan (DCP). The DCP allows each non-employee director of the Company the right to defer the receipt of all or a portion of his or her annual director retainer until the termination of his or her service on the Company’s Board of Directors and for such deferred compensation to be denominated in restricted stock units, representing the right to receive shares of the Company’s common stock at the end of the deferral period. The Company has authorized 175,000 shares of common stock for issuance under the DCP. During the deferral period, when the Company pays cash dividends on its common stock, the directors’ deferral accounts will be credited with dividend equivalents on their deferred restricted stock units, payable in additional restricted stock units based on the then-fair market value of the Company’s common stock. There were 2,506 restricted stock units under the DCP outstanding at December 31, 2005.

Other Employee Plans

        As of December 31, 2005 and 2004 the Company had fully vested awards outstanding for 89,938 and 287,825 notional shares of stock, respectively, under a previous long-term performance compensation plan. These awards will be settled in cash based on a twenty day average of the market value of the Company’s common stock. The cash payment on cumulative units remaining has been deferred by employees until retirement or termination. The liability for the eventual payout of these awards is marked to market quarterly based on the twenty day average of the Company’s stock price. During the year ended December 31, 2005 and 2004, compensation cost of $0.6 million and $2.9 million was recognized relating to these awards, respectively, most of which was expensed.

        The Company has a voluntary retirement savings plan established in 1983 and amended and restated effective January 1, 2001 (the Plan). The Plan is qualified in accordance with Section 401(k) of the Internal Revenue Code (the Code). The Company contributes an amount equal to 2% of the qualified wages of all qualified employees and matches employee contributions in excess of 2% up to 7% of qualified wages. In addition, the Company may make discretionary contributions within the limits prescribed by the Plan and imposed in the Code. Costs relating to the Plan were $1.6 million in 2005, $1.9 million in 2004, and $2.0 million in 2003.

Note 16 — Common and Preferred Stock and Equity of TRG

        The 8.3% Series A Cumulative Redeemable Preferred Stock (Series A Preferred Stock) and 8.0% Series G Cumulative Redeemable Preferred Stock (Series G Preferred Stock) have no stated maturity, sinking fund, or mandatory redemption requirements and are not convertible into any other securities of the Company. The Series A Preferred Stock and Series G Preferred Stock have liquidation preferences of $113 million ($25 per share) and $100 million ($25 per share), respectively. Dividends are cumulative and are payable in arrears on or before the last day of each calendar quarter. All accrued dividends have been paid. The Series A Preferred Stock can be redeemed by the Company at $25 per share plus any accrued dividends. The Series G Preferred Stock will be redeemable by the Company at $25 per share, plus accrued dividends, beginning in November 2009. The redemption price of the Series A Preferred Stock can be paid solely out of the sale of capital stock of the Company. The Company owns corresponding Series A and Series G Preferred Equity interests in the Operating Partnership that entitle the Company to income and distributions (in the form of guaranteed payments) in amounts equal to the dividends payable on the Company’s Series A and Series G Preferred Stock.

        The Company is obligated to issue to the minority interest, upon subscription, one share of Series B Non-Participating Convertible Preferred Stock (Series B Preferred Stock) for each of the Operating Partnership units held by the minority interest. Each share of Series B Preferred Stock entitles the holder to one vote on all matters submitted to the Company’s shareholders. The holders of Series B Preferred Stock, voting as a class, have the right to designate up to four nominees for election as directors of the Company. On all other matters, including the election of directors, the holders of Series B Preferred Stock will vote with the holders of common stock. The holders of Series B Preferred Stock are not entitled to dividends or earnings of the Company. Under certain circumstances, the Series B Preferred Stock is convertible into common stock at a ratio of 14,000 shares of Series B Preferred Stock for one share of common stock. During the years ended December 31, 2005, 2004, and 2003, 1.9 million, 0.6 million, and 0.5 million shares of Series B Preferred Stock were converted to the Company’s shares as a result of tenders of units under the Continuing Offer.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

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

        In July 2005, the Company issued $87 million of Series H Cumulative Redeemable Preferred Stock (Series H Preferred Stock). This stock has a fixed 7.625% coupon and no stated maturity, sinking fund, or mandatory redemption requirements. The Series H Preferred Stock will be redeemable by the Company at $25 per share, plus accrued dividends, beginning in July 2010. The proceeds were used to redeem $87 million of the Series A Preferred Stock. Offering costs of $3.1 million were incurred in connection with the new issuance. Emerging Issues Task Force Topic D-42, “The Effect on the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock,” provides that any excess of the fair value of the consideration transferred to the holders of preferred stock redeemed over the carrying amount of the preferred stock should be subtracted from net earnings to determine net earnings available to common stockholders. As a result of application of Topic D-42, the Company recognized a charge of $3.1 million, representing the difference between the carrying value and the redemption price of the shares of Series A Preferred Stock redeemed. After this charge, $4.0 million of the original Series A Preferred Stock offering costs remain and would be subject to Topic D-42 in future periods in the event the remainder of the Series A Preferred Stock were to be redeemed.

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

        In May 2003, G.K. Las Vegas Limited Partnership, (Sheldon M. Gordon, along with his affiliates in their prior ownership of The Forum Shops at Caesars (Gordon)) invested $50 million in the Operating Partnership in exchange for 2.08 million partnership units. Upon issuance, these units did not have voting rights, and had limited resale rights. During 2005, in conjunction with the Company’s investment in The Pier at Caesars, the Company lifted the voting and resale restriction on the Gordon units. During the first quarter of 2005, Gordon was issued 0.8 million shares of the Company’s Series B Preferred Stock upon subscription. An affiliate of Gordon owned an interest in Beverly Center, which the Company purchased in January 2004 (Note 2).

        In December 2005, the Company’s Board of Directors authorized the purchase of up to $50 million of the Company’s common stock on the open market. As of December 31, 2005, the Company had not purchased any shares or redeemed any units under this program. Repurchases of common stock will be financed through general corporate funds, including equity issuances, and through borrowings under existing lines of credit. During 2004 and 2003, the Company repurchased shares of its common stock under an existing buyback program. For each share of stock repurchased, an equal number of Operating Partnership units were redeemed. Cumulatively as of the end of 2004, since the program’s inception in March 2000, the Company had repurchased approximately 9.6 million shares for a total of $150 million, the maximum amount permitted under the program.

        In connection with the Company’s 1999 acquisition of Lord Associates, a retail leasing firm, partnership units and Series B Preferred stock were being released over a five-year period ending in January 2005, with $0.5 million, $0.5 million, and $1.0 million having been released in 2005, 2004, and 2003, respectively. Such amounts were recognized as compensation expense.

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

        Based on a market value at December 31, 2005 of $34.75 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $884 million. The purchase of these interests at December 31, 2005 would have resulted in the Company owning an additional 31% interest in the Operating Partnership.

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

        The disposition of Woodland by one of the Company’s Unconsolidated Joint Ventures was structured in a tax efficient manner to facilitate the investment of the Company’s share of the sales proceeds in a like-kind exchange in accordance with Section 1031 of the Internal Revenue Code and the regulations thereunder. The structuring of the disposition has included the continued existence and operation of the partnership that previously owned the shopping center. In connection with the disposition, the Company entered into a tax indemnification agreement with the Woodland joint venture partner, a life insurance company. Under this tax indemnification agreement, the Company has agreed to indemnify the joint venture partner in the event an unfavorable tax determination is received as a result of the structuring of the sale in the tax efficient manner described. The maximum amount that the Company could be required to pay under the indemnification is equal to the taxes incurred by the joint venture partner as a result of the unfavorable tax determination by the IRS or the state of Michigan within their respective three and four year statutory assessment limitation periods, in excess of those that would have otherwise been due if the Unconsolidated Joint Venture had sold Woodland, distributed the cash sales proceeds, and liquidated the owning entities. The Company cannot reasonably estimate this maximum amount of the indemnity, as the Company is not privy to or does not have knowledge of its joint venture partner’s tax basis or tax attributes in the Woodland entities or its life insurance-related assets. However, the Company believes that the probability of having to perform under the tax indemnification agreement is remote. The Company and the Woodland joint venture partner have also indemnified each other for their shares of costs or revenues of operating or selling the shopping center in the event additional costs or revenues are subsequently identified.

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

        See Note 11 for the Operating Partnership’s guarantees of certain notes payable.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Note 18 — Earnings Per Share

        Basic earnings per share amounts are based on the weighted average of common shares outstanding for the respective periods. Diluted earnings per share amounts are based on the weighted average of common shares outstanding plus the dilutive effect of common stock equivalents. Common stock equivalents include outstanding partnership units exchangeable for common shares under the Continuing Offer (Note 17), outstanding options for units of partnership interest under the Operating Partnership’s incentive option plan, RSU under the LTIP and DCP, and unissued partnership units under unit option deferral elections (Note 15). In computing the potentially dilutive effect of these common stock equivalents, partnership units are assumed to be exchanged for common shares under the Continuing Offer, increasing the weighted average number of shares outstanding. The potentially dilutive effects of partnership units outstanding and/or issuable under the unit option deferral elections are calculated using the if-converted method, while the effects of other common stock equivalents are calculated using the treasury stock method.

        As of December 31, 2005, there were 11.5 million partnership units outstanding and 0.9 million unissued partnership units under unit option deferral elections, which currently receive income allocations equal to distributions paid, and which may be exchanged for common shares of the Company under the Continuing Offer (Note 17). These outstanding units and unissued units were excluded from the computation as they were anti-dilutive in the periods presented. These outstanding units and unissued units could only be dilutive to earnings per share if the minority interests’ ownership share of the Operating Partnership’s income was greater than their share of distributions.

	Year Ended December 31

	2005	2004	2003
Income (loss) from continuing operations allocable to
common shareowners (Numerator):
Net income (loss) allocable to common shareowners	$ 44,113	$ (5,066)	$ 21,236
Common shareowners' share of discontinued operations		(199)	(27,893)

Basic income(loss) from continuing operations	$ 44,113	$ (5,265)	$ (6,657)
Effect of dilutive securities			(138)

Diluted income (loss) from continuing operations	$ 44,113	$ (5,265)	$ (6,795)

Shares (Denominator) - basic	50,459,314	49,021,843	50,387,616
Effect of dilutive securities	70,825

Shares (Denominator) - diluted	50,530,139	49,021,843	50,387,616

Income (loss) from continuing operations per common share:
Basic	$ 0.87	$ (0.11)	$ (0.13)

Diluted	$ 0.87	$ (0.11)	$ (0.13)

Discontinued operations per common share:
Basic	$ 0.00	$ 0.00	$ 0.55

Diluted	$ 0.00	$ 0.00	$ 0.54

Note 19 — Cash Flow Disclosures and Non-Cash Investing and Financing Activities

        Interest paid in 2005, 2004, and 2003, net of amounts capitalized of $9.9 million, $6.0 million, and $9.1 million, respectively, approximated $112.0 million, $93.7 million, and $78.6 million, respectively. The following non-cash investing and financing activities occurred during 2005, 2004, and 2003:

	2005	2004	2003
Non-cash additions to properties	$50,844	$38,020	$44,301
Note receivable on Woodland sale (Note 2)	9,000
Capital lease obligations	91	4,559	8,038
Issuance of partnership units in connection with acquisition (Note 2)		7,674	3,719
Receipt of Macerich Company partnership units in connection
with disposition of Biltmore (Note 2)			30,201
Exchange of Macerich Company partnership units in redemption
of a TRG partner (Note 2)			(30,201)

        Non-cash additions to properties primarily represent accrued construction and tenant allowance costs of new centers and development projects. Additionally, consolidated assets increased upon consolidation of the accounts of International Plaza (Note 2).

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Note 20 — Quarterly Financial Data (Unaudited)

        The following is a summary of quarterly results of operations for 2005 and 2004:

	2005 (1)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$ 111,839	$ 117,589	$ 111,858	$ 132,152
Equity in income of Unconsolidated Joint Ventures	9,070	9,372	9,268	14,740
Income before minority and preferred interests	18,216	11,227	9,752	71,036
Net income	8,420	1,636	288	61,391
Net income (loss) allocable to common shareowners	2,270	(4,514)	(9,030)	55,387
Basic earnings per common share -
Net income (loss)	$ 0.05	$ (0.09)	$ (0.18)	$ 1.09
Diluted earnings per common share -
Net income (loss)	$ 0.05	$ (0.09)	$ (0.18)	$ 0.93

	2004 (2)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$ 101,332	$ 98,937	$ 110,901	$ 120,283
Equity in income of Unconsolidated Joint Ventures	9,593	8,779	8,291	13,407
Income before minority and preferred interests	19,202	11,585	12,759	16,752
Net income	7,931	233	1,260	2,954
Net income (loss) allocable to common shareowners	3,781	(3,917)	(2,890)	(2,040)
Basic earnings per common share -
Net income (loss)	$ 0.08	$ (0.08)	$ (0.06)	$ (0.04)
Diluted earnings per common share -
Net income (loss)	$ 0.07	$ (0.08)	$ (0.06)	$ (0.04)

(1)	Amounts include a $3.1 million charge incurred in connection with the redemption of $87 million of Series A stock in the third quarter of 2005, and $12.7 million of charges incurred during the fourth quarter of 2005 in connection with a prepayment premium and the write-off of financing costs related to the refinancing of The Mall at Short Hills, the pay-off of the Northlake Mall loan, and debt modifications in connection with the pay-off of the Oyster Bay loan. The fourth quarter of 2005 also includes a $52.8 million gain on the sale of Woodland (Note 2).
(2)	Amounts include insurance recoveries related to the unsolicited tender offer of $1.0 million in the first quarter of 2004 (Note 3), a $2.7 million charge incurred in connection with the redemption of the Series C and D Preferred Equity in the fourth quarter of 2004 (Note 16), and a $5.7 million restructuring loss recognized in the fourth quarter of 2004 (Note 4).

Note 21 — New Accounting Pronouncements

        In October 2005, the FASB Issued Staff Position (FSP) No. FAS 13-1 “Accounting for Rental Costs Incurred during a Construction Period”. This FSP requires that rental costs associated with ground or building operating leases incurred during a construction period be recognized as rental expense. However, FSP No. FAS 13-1 does not address lessees that account for the sale or rental of real estate projects under FASB Statement No. 67 “Accounting for Costs and Initial Rental Operations of Real Estate Projects”. As the Company’s policy is to capitalize rental costs associated with ground leases incurred during construction periods under Statement No. 67, FSP No. FAS 13-1 will not have a material effect on the Company’s results of operations when it becomes effective in 2006.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

        With the issuance of EITF 04-5 and the amendment of Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures” (SOP 78-9) and the corresponding changes and considerations surrounding control, the Company has determined that in the first quarter of 2006 it will begin consolidating the entity that owns the Cherry Creek Shopping Center. This entity is currently accounted for under the equity method in accordance with the provisions of SOP 78-9. Under the equity method, net income (loss) was allocated to the outside partner based on its ownership percentage. Because the net equity balance of the outside partner is less than zero, upon consolidation, income will be allocated to the outside partner equal to its share of distributions and the outside partner’s interest will be presented as a zero balance in the consolidated balance sheet. The net equity balance of the outside partner’s interest is zero due to accumulated distributions in excess of net income and not as a result of operating losses. Distributions to partners are usually greater than net income because net income includes non-cash charges for depreciation and amortization. As of January 1, 2006, the impact to the balance sheet will be an increase in assets of approximately $128 million and liabilities of approximately $180 million, and a $52 million reduction of beginning equity representing the cumulative effect of change in accounting principle.

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

        In December 2004, the FASB issued Statement No. 123 (Revised) “Share-Based Payment”. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. Statement No. 123 (Revised) will be effective for the Company in 2006. The Company expects that adoption of this Statement will not have a material effect on its future results of operations. The Company currently applies Statement No. 123 “Accounting for Stock-Based Compensation,” including its provisions for the expense recognition of options (Note 15). As part of its adoption of Statement No. 123 (Revised), for any grant for which vesting accelerates upon retirement, the Company will begin recognizing compensation cost from the date of the grant through the date the employee first becomes eligible to retire, if this period is shorter than the stated vesting period of the grant. Currently, the Company recognizes compensation cost using the stated vesting period, regardless of retirement eligibility. If the Company had applied the new practice historically , it would not have had a material impact on its results of operations for any period presented, nor is it expected to have a material impact on future results of operations.

Note 22 — Subsequent Events

        In January 2006, a lender agreed to lock the rate at 5.41% on a $215.5 million financing of Northlake Mall. This interest-only loan has a 10-year term and closed in February 2006.In February 2006, the Company paid off the outstanding principal balances on the Shops at Willow Bend loans of $144.4 million.

        In addition, the Company exercised its options to acquire certain property at The Mall at Partridge Creek in January 2006 and at Oyster Bay in February 2006 and paid off the related third party loan on Oyster Bay (Note 6).

Schedule II

TAUBMAN CENTERS, INC.
Valuation and Qualifying Accounts
For the years ended December 31, 2005, 2004, and 2003
(in thousands)

		Additions

	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write-offs	Transfers, net		Balance at end of year
Year ended December 31, 2005
Allowance for doubtful receivables	$8,661	2,512		(5,676)			$5,497

Year ended December 31, 2004
Allowance for doubtful receivables	$7,403	4,103		(4,039)	1,194	(1)	$8,661

Year ended December 31, 2003
Allowance for doubtful receivables	$5,829	5,027		(3,453)			$7,403

(1)	Represents the transfer in of International Plaza. Prior to July 2004, the Company accounted for its interest in International Plaza under the equity method.

Schedule III

TAUBMAN CENTERS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2005
(in thousands)

	Initial Cost to Company			Gross Amount at Which Carried at Close of Period
	Land	Buildings, Improvements, and Equipment	Cost Capitalized Subsequent to Acquisition (1)	Land	BI&E	Total		Accumulated Depreciation (A/D)	Total Cost Net of A/D	Encumbrances		Date of Completion of Construction or Acquisition	Depreciable Life
Shopping Centers:
Beverly Center, Los Angeles, CA		$209,149	$36,204		$245,353	$245,353		$97,913	$147,440	$347,500		1982	40 Years
Dolphin Mall, Miami, Florida	$34,881	240,311	12,860	$34,881	253,171	288,052		40,182	247,870	141,311		2001	50 Years
Fairlane Town Center, Dearborn, MI	17,330	104,668	27,926	17,330	132,594	149,924		40,562	109,362	Note	(2)	1996	40 Years
Great Lakes Crossing, Auburn Hills, MI	15,506	194,584	20,021	15,506	214,605	230,111		65,349	164,762	145,239		1998	50 Years
International Plaza, Tampa, FL		311,212	8,438		319,650	319,650		48,541	271,109	182,135		2001	50 Years
MacArthur Center, Norfolk, VA		146,392	11,294		157,686	157,686		32,919	124,767	140,895		1999	50 Years
Northlake Mall, Charlotte, NC	17,589	153,591		17,589	153,591	171,180		3,834	167,346			2005	50 Years
Regency Square, Richmond, VA	18,635	101,600	5,792	18,635	107,392	126,027		29,633	96,394	78,792		1997	40 Years
The Mall at Short Hills, Short Hills, NJ	25,114	169,745	118,527	25,114	288,272	313,386		99,015	214,371	540,000		1980	40 Years
Stony Point Fashion Park, Richmond, VA	10,677	103,387	1,466	10,677	104,853	115,530		15,250	100,280	113,228		2003	50 Years
Twelve Oaks Mall, Novi, MI	25,410	191,185	4,401	25,410	195,586	220,996		63,273	157,723	Note	(2)	1977	50 Years
The Mall at Wellington Green,
Wellington, FL	18,967	194,000	9,468	21,439	200,996	222,435		38,841	183,594	200,000		2001	50 Years
The Shops at Willow Bend, Plano, TX	26,192	231,564	7,854	26,192	239,418	265,610		40,232	225,378	144,607		2001	50 Years
Other:
Office Facilities			33,470		33,470	33,470		25,495	7,975
Peripheral Land	31,645			31,645		31,645			31,645
Construction in Process and
Development Pre-construction Costs		121,858	1,669		123,527	123,527			123,527	56,241
Assets under CDD obligations	4,164	61,411		4,164	61,411	65,575		10,147	55,428
Other		1,167			1,167	1,167		479	688

TOTAL	$246,110	$2,535,824	$299,390	$248,582	$2,832,742	$3,081,324	(3)	$651,665	$2,429,659

The changes in total real estate assets and accumulated depreciation for the years ended December 31, 2005, 2003, and 2003 are as follows:

	Total Real Estate Assets 2005	Total Real Estate Assets 2004		Total Real Estate Assets 2003		Accumulated Depreciation(5) 2005	Accumulated Depreciation(5) 2004		Accumulated Depreciation(5) 2003
Balance, beginning of year	$2,936,964	$2,519,922		$2,393,428	Balance, beginning of year	$(558,891)	$(450,515)		$(375,738)
New development and improvements	173,297	112,995		124,860	Depreciation for year	(109,279)	(93,209)		(87,756)
Acquisition of additional interests				18,071	Disposals/writeoffs	16,388	15,193		12,979
Disposals/writeoffs	(27,905)	(15,997)		(12,979)	Transfers (In)/Out	117	(30,360	) (4)
Transfers In/(Out)	(1,032)	320,044	(4)	(3,458)
					Balance, end of year	$(651,665)	$(558,891)		$(450,515)
Balance, end of year	$3,081,324	$2,936,964		$2,519,922

(1)	Includes costs of assets recovered from tenants over a period of more than one year.
(2)	These centers are collateral for the Company’s line of credit.
(3)	The unaudited aggregate cost for federal income tax purposes as of December 31, 2005 was $2.938 billion.
(4)	Includes costs relating to International Plaza, which became a Consolidated Joint Venture in 2004.
(5)	Does not include depreciation of assets recoverable from tenants.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2006	TAUBMAN CENTERS, INC. By: /s/ Robert S. Taubman Robert S. Taubman Chairman of the Board, President, and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert S. Taubman	Chairman of the Board, President,	March 1, 2006
Robert S. Taubman	Chief Executive Officer, and Director

/s/ Lisa A. Payne	Vice Chairman, Chief Financial	March 1, 2006
Lisa A. Payne	Officer, and Director (Principal Financial Officer)

/s/ William S. Taubman	Chief Operating Officer,	March 1, 2006
William S. Taubman	and Director

/s/ Esther R. Blum	Senior Vice President, Controller, and	March 1, 2006
Esther R. Blum	Chief Accounting Officer

*	Director	March 1, 2006
Graham Allison

*	Director	March 1, 2006
Allan J. Bloostein

*	Director	March 1, 2006
Jerome A. Chazen

*	Director	March 1, 2006
Craig M. Hatkoff

*	Director	March 1, 2006
Peter Karmanos, Jr.

*	Director	March 1, 2006
William U. Parfet

*By: /s/ Lisa A. Payne Lisa A. Payne, as Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number

3(a) 3(b) 3(c) 4(a) 4(b) 4(c) 4(d) 4(e) 4(f) 4(g) 4(h) 4(i) 4(j)	-- -- -- -- -- -- -- -- -- -- -- -- --	Restated By-Laws of Taubman Centers, Inc., as amended through May 18, 2005 (incorporated herein by reference to Exhibit 3 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 ("2005 Second Quarter Form 10-Q")).

Restated Articles of Incorporation of Taubman Centers, Inc., as amended through June 10,
2005 (incorporated herein by reference to Exhibit 3.1 filed with the Registrant's Current
Report on Form 8-K dated June 8, 2005).

Certificate of Amendment to the Articles of Incorporation of Taubman Centers, Inc.
(incorporated herein by reference to Exhibit 3(c) filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004 ("2004 Form 10-K")).

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
10-Q).

Amended and Restated Promissory Note A-1, dated December 14, 2005, by Short Hills
Associates L.L.C. to Metropolitan Life Insurance Company (incorporated by reference to
Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated December 16, 2005).

Amended and Restated Promissory Note A-2, dated December 14, 2005, by Short Hills
Associates L.L.C. to Metropolitan Life Insurance Company (incorporated by reference to
Exhibit 4.2 of the Registrant's Current Report on Form 8-K dated December 16, 2005).

Amended and Restated Promissory Note A-3, dated December 14, 2005, by Short Hills
Associates L.L.C. to Metropolitan Life Insurance Company (incorporated by reference to
Exhibit 4.3 of the Registrant's Current Report on Form 8-K dated December 16, 2005).

Amended and Restated Mortgage, Security Agreement and Fixture Filings, dated December 14,
2005 by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company (incorporated by reference to Exhibit 4.4 of the Registrant's Current Report on Form 8-K dated December
16, 2005).

Amended and Restated Assignment of Leases, dated December 14, 2005, by Short Hills
Associates L.L.C. to Metropolitan Life Insurance Company (incorporated by reference to
Exhibit 4.5 of the Registrant's Current Report on Form 8-K dated December 16, 2005).

4(k) 4(l) 4(m) 4(n) *10(a) *10(b) *10(c) *10(d) *10(e) 10(f) 10(g)	-- -- -- -- -- -- -- -- -- -- --	Secured Revolving Credit Agreement dated as of October 13, 2004 among the Taubman Realty
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

Amendment to Secured Revolving Credit Agreement dated as of March 31, 2005, among The
Taubman Realty Group Limited Partnership and Eurohypo AG, New York Branch (incorporated herein by reference to Exhibit 4 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 ("2005 First Quarter 10-Q")).

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

Second Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as
Amended and Restated Effective as of September 30, 1997 (incorporated herein by reference to Exhibit 10(c) filed with the 2004 Form 10-K).

Third Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as
Amended and Restated Effective as of September 30, 1997 (incorporated herein by reference to Exhibit 10(d) filed with the 2004 Form 10-K).

The Form of The Taubman Realty Group Limited Partnership 1992 Incentive Option Plan Option
Agreement (incorporated herein by reference to Exhibit 10(e) filed with the 2004 Form 10-K).

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

10(h) 10(i) 10(j) *10(k) *10(l) *10(m) *10(n) *10(o) *10(p) *10(q) *10(r) *10(s) *10(t) *10(u) *10(v)	-- -- -- -- -- -- -- -- -- -- -- -- -- -- --	Private Placement Purchase Agreement among Taubman Centers, Inc., The Taubman Realty Group
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
1994).

The Taubman Company Long-Term Compensation Plan (as amended and restated effective January
1, 2000) (incorporated herein by reference to Exhibit 10 (c) filed with the 2000 Second
Quarter Form 10-Q).

First Amendment to the Taubman Company Long-Term Compensation Plan (as amended and restated
effective January 1, 2000) (incorporated herein by reference to Exhibit 10(m) filed with the 2004 Form 10-K).

Second Amendment to the Taubman Company Long-Term Performance Compensation Plan (as amended and restated effective January 1, 2000).

The Taubman Company 2005 Long-Term Incentive Plan (incorporated herein by reference to the
Form DEF14A filed with the Securities and Exchange Commission on April 5, 2005).

Employment Agreement between The Taubman Company Limited Partnership and Lisa A. Payne
(incorporated herein by reference to Exhibit 10 filed with the Registrant's Quarterly
Report on Form 10-Q for the quarter ended March 31, 1997).

Change of Control Employment Agreement by and between Taubman Centers, Inc., Taubman Realty
Group Limited Partnership, and Lisa A. Payne (incorporated herein by reference to Exhibit
10(a) filed with the Registrant's 2005 First Quarter 10-Q).

Form of Change of Control Agreement (incorporated herein by reference to Exhibit 10(b)
filed with the Registrant's 2005 First Quarter 10-Q).

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

10(w) 10(x) 10(y) 10(z) 10(aa) 10(ab) 10(ac) 10(ad) 10(ae) *10(af) 10(ag) 10(ah)	-- -- -- -- -- -- -- -- -- -- -- --	The Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman
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

10(ai) *10(aj) *10(ak) *10(al) *10(am) 12 21 23(a) 23(b) 24 31(a) 31(b) 32(a) 32(b) 99(a) 99(b)	-- -- -- -- -- -- -- -- -- -- -- -- -- -- -- --	Management Agreement Transition and Termination Agreement, dated October 15, 2004, by and
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

The Form of The Taubman Company Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10 of the Registrant's Current Report on Form 8-K dated May 18, 2005).

The Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan (incorporated by reference to Exhibit 10 of the Registrant's Current Report on Form 8-K dated May 18,
2005).

The Form of The Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan
(incorporated by reference to Exhibit 10 of the Registrant's Current Report on Form 8-K
dated May 18, 2005).

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

Debt Maturity Schedule.

Real Estate and Accumulated Depreciation Schedule of the Unconsolidated Joint Ventures of
The Taubman Realty Group Limited Partnership.

* A management contract or compensatory plan or arrangement required to be filed.