Form 10-Q
period 2006-03-31
TAUBMAN CENTERS INC
filed 2006-05-01
CIK 890319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2006
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

        Yes No

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.(Check one):

       Large Accelerated Filer    Accelerated Filer    Non-Accelerated Filer

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes No

        As of April 28, 2006, there were outstanding 52,779,714 shares of the Company’s common stock, par value $0.01 per share.

TAUBMAN CENTERS, INC.
CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Item 2. Item 3. Item 4.	Financial Statements (Unaudited)

Consolidated Balance Sheet - March 31, 2006 and December 31, 2005

Consolidated Statement of Operations and Comprehensive Income - Three
Months Ended March 31, 2006 and 2005

Consolidated Statement of Cash Flows - Three Months Ended
March 31, 2006 and 2005

Notes to Consolidated Financial Statements

Management's Discussion and Analysis of Financial Condition and
Results of Operations

Quantitative and Qualitative Disclosures About Market Risk

Controls and Procedures	2 3 4 5 17 32 32

PART II – OTHER INFORMATION

Item 1. Item 1A. Item 6. SIGNATURES	Legal Proceedings Risk Factors Exhibits	33 33 33 34

TAUBMAN CENTERS, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	March 31	December 31
	2006	2005
Assets (Note 1):
Properties	$3,285,949	$3,081,324
Accumulated depreciation and amortization	(739,993)	(651,665)

	$2,545,956	$2,429,659
Investment in Unconsolidated Joint Ventures (Note 4)	107,525	106,117
Cash and cash equivalents (Note 5)	140,771	163,577
Accounts and notes receivable, less allowance for doubtful accounts of $6,733
and $5,497 in 2006 and 2005	34,385	41,717
Accounts and notes receivable from related parties	2,370	2,400
Deferred charges and other assets	54,971	54,110

	$2,885,978	$2,797,580

Liabilities (Note 1):
Notes payable (Note 5)	$2,275,185	$2,089,948
Accounts payable and accrued liabilities	208,657	235,410
Dividends and distributions payable	16,096	15,819
Distributions in excess of investments in and net income of Unconsolidated
Joint Ventures (Note 4)	91,258	101,028

	$2,591,196	$2,442,205
Commitments and contingencies (Notes 3, 5, 7, and 8)

Preferred Equity of TRG (Notes 1 and 6)	$29,217	$29,217

Partners' Equity of TRG allocable to minority partners (Note 1)

Shareowners' Equity:
Series A Cumulative Redeemable Preferred Stock, $0.01 par value,
8,000,000 shares authorized, $113 million liquidation preference, 4,520,000 and 4,520,000 shares issued and outstanding at March 31, 2006 and
December 31, 2005 (Notes 6 and 11)	$45	$45
Series B Non-Participating Convertible Preferred Stock, $0.001 par and
liquidation value, 40,000,000 shares authorized, 28,268,897 and
29,175,240 shares issued and outstanding at March 31, 2006 and
December 31, 2005	28	29
Series G Cumulative Redeemable Preferred Stock, 4,000,000 shares authorized, no par, $100 million liquidation preference, 4,000,000 shares issued and outstanding at March 31, 2006 and December 31, 2005
Series H Cumulative Redeemable Preferred Stock, 3,480,000 shares authorized, no par, $87 million liquidation preference, 3,480,000 shares issued and outstanding at March 31, 2006 and December 31, 2005
Common Stock, $0.01 par value, 250,000,000 shares authorized, 52,774,536 and 51,866,184 shares issued and outstanding at March 31, 2006 and
December 31, 2005	528	519
Additional paid-in capital (Note 1)	687,817	739,090
Accumulated other comprehensive income (loss)	(7,676)	(9,051)
Dividends in excess of net income	(415,177)	(404,474)

	$265,565	$326,158

	$2,885,978	$2,797,580

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Three Months Ended March 31

	2006	2005
Revenues (Note 1):
Minimum rents	$75,995	$63,078
Percentage rents	2,890	1,696
Expense recoveries	44,893	37,560
Revenues from management, leasing, and development services	2,923	2,200
Other	11,320	7,623

	$138,021	$112,157

Expenses (Note 1):
Maintenance, taxes, and utilities	$34,798	$29,998
Other operating	16,595	13,425
Management, leasing, and development services	1,518	1,195
General and administrative	6,924	5,959
Interest expense	34,283	25,540
Depreciation and amortization	33,389	29,499

	$127,507	$105,616

Gains on land sales and interest income	$2,423	$2,605

Income before equity in income of Unconsolidated Joint Ventures and minority
and preferred interests	$12,937	$9,146
Equity in income of Unconsolidated Joint Ventures (Note 4)	8,471	9,070

Income before minority and preferred interests	$21,408	$18,216
Minority share of consolidated joint ventures	(461)	(6)
Minority interest in TRG:
Minority share of income of TRG	(5,717)	(5,165)
Distributions in excess of minority share of income of TRG	(3,181)	(4,010)
TRG Series F preferred distributions	(615)	(615)

Net income	$11,434	$8,420
Series A , G, and H preferred stock dividends	(6,003)	(6,150)

Net income allocable to common shareowners	$5,431	$2,270

Net income	$11,434	$8,420
Other comprehensive income:
Unrealized gain on interest rate instruments and other	914	700
Reclassification adjustment for amounts recognized in net income	461	319

Comprehensive income	$12,809	$9,439

Basic earnings per common share (Note 9) -
Net income	$0.10	$0.05

Diluted earnings per common share (Note 9) -
Net income	$0.10	$0.05

Cash dividends declared per common share	$0.305	$0.285

Weighted average number of common shares outstanding	52,128,022	49,643,865

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Three Months Ended March 31

	2006	2005
Cash Flows From Operating Activities:
Net income	$11,434	$8,420
Adjustments to reconcile net income to net cash provided by operating activities:
Minority and preferred interests	9,974	9,796
Depreciation and amortization	33,389	29,499
Provision for losses on accounts receivable	1,620	1,694
Gains on sales of land	(759)	(2,303)
Other	1,751	916
Increase (decrease) in cash attributable to changes in assets and liabilities:
Receivables, deferred charges and other assets	920	697
Accounts payable and other liabilities	(23,751)	(19,579)

Net Cash Provided by Operating Activities	$34,578	$29,140

Cash Flows From Investing Activities:
Additions to properties	$(50,828)	$(24,962)
Net proceeds from disposition of interest in center (Note 3)	9,000
Proceeds from sales of land	1,907	3,300
Contributions to Unconsolidated Joint Ventures	(1,074)	(8,019)
Distributions from Unconsolidated Joint Ventures in excess of income	2,784	4,000

Net Cash Used In Investing Activities	$(38,211)	$(25,681)

Cash Flows From Financing Activities:
Debt proceeds	$215,500	$28,881
Debt payments	(205,241)	(6,904)
Debt issuance costs	(454)	(2)
Issuance of common stock and/or partnership units in connection with Incentive
Option Plan (Note 7)		6,701
Distributions to minority and preferred interests	(9,513)	(9,790)
Cash dividends to preferred shareowners	(6,003)	(6,150)
Cash dividends to common shareowners	(15,816)	(13,892)

Net Cash Used In Financing Activities	$(21,527)	$(1,156)

Net Increase (Decrease) In Cash and Cash Equivalents	$(25,160)	$2,303

Cash and Cash Equivalents at Beginning of Period	163,577	29,081

Effect of consolidating Cherry Creek Shopping Center (Note 1)
(Cherry Creek Shopping Center's cash balance at beginning of year)	2,354

Cash and Cash Equivalents at End of Period	$140,771	$31,384

Non-cash investing and financing activities - Consolidated assets and liabilities increased upon consolidation of the accounts of Cherry Creek Shopping Center on January 1, 2006 (Note 1).

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Interim Financial Statements

General

        Taubman Centers, Inc. (the Company or TCO), a real estate investment trust, or REIT, is the managing general partner of The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG). The Operating Partnership is an operating subsidiary that engages in the ownership, management, leasing, acquisition, development, and expansion of regional retail shopping centers and interests therein. The Operating Partnership’s owned portfolio as of March 31, 2006 included 21 urban and suburban shopping centers in ten states. Two new centers are under construction in New Jersey and Michigan.

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

        Investments in entities not controlled but over which the Company may exercise significant influence (Unconsolidated Joint Ventures) are accounted for under the equity method. The Company has evaluated its investments in the Unconsolidated Joint Ventures and has concluded that the ventures are not variable interest entities as defined in FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (FIN 46R). Accordingly, the Company accounts for its interests in these ventures under the guidance in Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures,” (SOP 78-9), as amended by FASB Staff Position 78-9-1, and Emerging Issues Task Force Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership of Similar Entity When the Limited Partners Have Certain Rights” (EITF 04-5).

        The Company’s partners or other owners in these Unconsolidated Joint Ventures have substantive participating rights, as contemplated by paragraphs 16 through 18 of EITF 04-5, including approval rights over annual operating budgets, capital spending, financing, admission of new partners/members, or sale of the properties and the Company has concluded that the equity method of accounting is appropriate for these interests. Specifically, the Company’s 79% investment in Westfarms is through a general partnership in which the other general partners have approval rights over annual operating budgets, capital spending, refinancing, or sale of the property. With the issuance of EITF 04-5 and the amendment of SOP 78-9, the Company began consolidating, as of January 1, 2006, the entity that owns Cherry Creek Shopping Center, pursuant to the transition methodology provided in EITF 04-5. The impact to the balance sheet was an increase in assets of approximately $128 million and liabilities of approximately $180 million, and a $52 million reduction of beginning equity representing the cumulative effect of change in accounting principle. The reduction in beginning equity was the result of the Company’s venture partner’s deficit capital account as of December 31, 2005, which has been recorded at zero in the consolidated balance sheet.

        Because the net equity balance of the outside partners in certain of the Company’s consolidated joint ventures is less than zero, the interest of these outside partners is presented as a zero balance in the consolidated balance sheet as of March 31, 2006 and December 31, 2005. The income allocated to these noncontrolling partners is equal to their share of distributions as long as the net equity of the partners is less than zero.

Ownership

        In addition to the Company’s common stock, there are four classes of preferred stock (Series A, B, G, and H) outstanding. Dividends on the Series A, Series G, and Series H preferred stocks are cumulative and are payable in arrears on or before the last day of each calendar quarter (Note 11). The Company owns corresponding Series A, Series G, and Series H Preferred Equity interests in the Operating Partnership that entitle the Company to income and distributions (in the form of guaranteed payments) in amounts equal to the dividends payable on the Company’s Series A, Series G, and Series H Preferred Stock.

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

The Operating Partnership

        At March 31, 2006, the Operating Partnership’s equity included four classes of preferred equity (Series A, F, G, and H) and the net equity of the partnership unitholders. Net income and distributions of the Operating Partnership are allocable first to the preferred equity interests, and the remaining amounts to the general and limited partners in the Operating Partnership in accordance with their percentage ownership. The Series A, Series G, and Series H Preferred Equity is owned by the Company and is eliminated in consolidation. The Series F Preferred Equity is owned by an institutional investor.

        Because the net equity of the Operating Partnership unitholders is less than zero, $(268) million as of March 31, 2006, the interest of the noncontrolling unitholders is presented as a zero balance in the consolidated balance sheet as of March 31, 2006 and December 31, 2005. The income allocated to the noncontrolling unitholders is equal to their share of distributions as long as the net equity of the Operating Partnership is less than zero. The net equity of the Operating Partnership is less than zero because of accumulated distributions in excess of net income and not as a result of operating losses. Distributions to partners are usually greater than net income because net income includes non-cash charges for depreciation and amortization.

        The Company’s ownership in the Operating Partnership at March 31, 2006 consisted of a 65% managing general partnership interest, as well as the Series A, G, and H Preferred Equity interests. The Company’s average ownership percentage in the Operating Partnership for the three months ended March 31, 2006 and 2005 was 64% and 61%, respectively. At March 31, 2006, the Operating Partnership had 81,076,642 units of partnership interest outstanding, of which the Company owned 52,774,536.

Finite Life Entities

        SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. At March 31, 2006, the Company held controlling majority interests in consolidated entities with specified termination dates in 2080 and 2083. The minority owners’ interests in these entities are to be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entity. The estimated fair value of these minority interests was approximately $160 million at March 31, 2006, compared to a book value of zero.

Modified Useful Lives and Income Statement Reclassifications

        During the first quarter of 2006, the Company modified its estimated useful lives of capital assets that are recoverable from its tenants. This change in estimate was a result of the Company’s initiative of offering its tenants the option to pay for common area maintenance costs through fixed rent payments versus the historical practice of a tenant paying rent equal to its proportionate share of common area costs. The change in useful lives better aligns the depreciation of common area assets with the Company’s lease portfolio. This change in estimate did not have a material effect on the current results of operations but could be material in future periods. Beginning in 2006, depreciation on these assets, which was previously included in recoverable expenses, is included in depreciation and amortization.

        Also during the first quarter of 2006, the Company began recognizing revenue for marketing and promotion services at the gross amount billed to tenants, rather than a net amount retained (that is, the amount billed to the tenants less the related costs incurred). Revenues are now included in recoveries from tenants and the related expenses in other operating expense. This presentation change was made as a result of the Company’s recent offering to tenants of an option to pay fixed amounts for marketing and promotion of the shopping centers. In evaluating the accounting for marketing and promotion services, the Company considered that there may no longer be a direct relationship between tenant billings and the marketing and promotion costs incurred, as well as the fact that the Company is the primary obligor on the costs incurred. Historically, revenues from marketing and promotion services have been equal to costs incurred.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

        In addition, the Company now classifies gains on peripheral land sales and interest income separately in its income statement.

        Prior year revenues and expenses in the consolidated financial statements and in the combined financial information in Note 4 have been reclassified as described above to be consistent with the 2006 presentation.

Other

        The unaudited interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments (consisting only of normal recurring adjustments, except as noted below) necessary for a fair presentation of the financial statements for the interim periods have been made. The results of interim periods are not necessarily indicative of the results for a full year.

        Dollar amounts presented in tables within the notes to the financial statements are stated in thousands, except share data or as otherwise noted. Certain reclassifications have been made to 2005 amounts to conform to current year classifications.

Note 2 – Income Taxes

        The Company’s taxable REIT subsidiaries are subject to corporate level income taxes, which are provided for in the Company’s financial statements. The Company’s deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. The Company’s temporary differences primarily relate to deferred compensation and depreciation. During the three months ended March 31, 2006, the Company’s federal income tax expense was zero as a result of a net operating loss incurred from its taxable REIT subsidiaries. As of March 31, 2006, the Company had a net deferred tax asset of $3.2 million, after a valuation allowance of $10.0 million. As of December 31, 2005, the net deferred tax asset was $3.2 million, after a valuation allowance of $9.6 million.

Note 3 – Disposition and New Center Development

Disposition

        In December 2005, a 50% owned unconsolidated joint venture sold its interest in Woodland for $177.4 million. The Company’s $85.4 million share of proceeds was received in cash with the exception of a $9 million 5.40% note receivable, which was repaid in the first quarter of 2006. The cash proceeds from the sale were used in January 2006 to acquire the land for The Mall at Partridge Creek, as part of a like-kind exchange pursuant to Section 1031 of the Internal Revenue Code and the regulations thereunder (“Section 1031 like-kind exchange”). Additional proceeds were used in February 2006 to purchase the land and real property improvements of the Oyster Bay development, also as part of a Section 1031 like-kind exchange, and to pay down the outstanding balance on the loan on the property.

New Center Development

        Groundbreaking occurred in November 2005 on The Mall at Partridge Creek, a wholly owned retail project in Clinton Township, Michigan. The 640,000 square foot center will be anchored by Nordstrom, Parisian, and MJR Theatres, and is scheduled to open in October 2007, with Nordstrom opening in spring 2008.

        Northlake Mall, a wholly-owned regional center, opened on September 15, 2005 in Charlotte, North Carolina.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

        In January 2005, the Company entered into an agreement to invest in The Pier at Caesars (The Pier), located in Atlantic City, New Jersey, with Gordon Group Holdings LLC (Gordon), who is developing the center. The Pier is currently under construction, and is expected to open in June 2006. Under the agreement, the Company will have a 30% interest in The Pier. The Company’s capital contribution in The Pier will be made in three steps. The initial investment of $4 million was made at the closing in January 2005. A second payment equal to 70% of its projected required total investment (less the initial $4 million payment) is expected to be made within six months after the project opens. The third and final payment will be made shortly after the completion of the project’s stabilization year (2007) based on its actual net operating income (NOI) and debt levels. The Company’s total capital contribution will be computed at a price based on a seven percent capitalization rate. Depending on the performance of the project and assuming its share of debt to be $30 million, the Company expects its total cash investment to be in the range of $30 million to $35 million. Including its share of debt, the Company’s total investment would be in the range of $60 million to $65 million. During construction of the project, Gordon will loan the venture the funding for capital expenditures in excess of the construction loan financing. Interest on the loan will be accruable at the short-term applicable federal rate (AFR) under Section 1274(d) of the Internal Revenue Code and will be repaid before any distributions to the venture partners. The Company’s contributions will be used to repay the principal portion of the loan. Consequently, the Company expects that its share of distributions and income will initially be less than its residual 30% interest. The outstanding balance on the $100 million construction facility at March 31, 2006 was $38.4 million. This facility bears interest at LIBOR plus 2.65% and matures in August 2007. The maturity may be extended under two one-year extension options, assuming certain requirements have been met. The investment in The Pier is accounted for under the equity method.

        The Company’s approximately $110 million balance of development pre-construction costs as of March 31, 2006 consists of costs relating to its Oyster Bay project in Syosset, Long Island, New York. The demolition of the site is finished and the Company is working with the community to resolve all issues remaining prior to special use permit approval and the issuance of building permits. The Company expects success with the ongoing negotiations, but if it is ultimately unsuccessful in the negotiation process, it is anticipated that its recovery on this asset would be significantly less than its current investment.

Note 4 — Investments in Unconsolidated Joint Ventures

        The Company has investments in joint ventures that own shopping centers. The Operating Partnership is the managing general partner or managing member of these Unconsolidated Joint Ventures, except for the ventures that own Arizona Mills, The Mall at Millenia, Waterside Shops at Pelican Bay, and The Pier at Caesars. The Company will begin providing certain management services upon the opening of The Pier at Caesars.

Shopping Center	Ownership as of March 31, 2005 and December 31, 2005
Arizona Mills	50%
Fair Oaks	50
The Mall at Millenia	50
The Pier at Caesars (under construction)	(Note 3)
Stamford Town Center	50
Sunvalley	50
Waterside Shops at Pelican Bay	25
Westfarms	79

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

        Combined balance sheet and results of operations information is presented in the following table for the Unconsolidated Joint Ventures, followed by the Operating Partnership’s beneficial interest in the combined information. The combined information of the Unconsolidated Joint Ventures as of March 31, 2006 excludes the balances of The Pier at Caesars. Beneficial interest is calculated based on the Operating Partnership’s ownership interest in each of the Unconsolidated Joint Ventures. The accounts of Woodland, formerly a 50% Unconsolidated Joint Venture sold in December 2005, are included in these results through the date of the sale. Beginning January 1, 2006, the entity that owns Cherry Creek Shopping Center is accounted for as a consolidated entity (Note 1). The accounts of Cherry Creek Shopping Center are included in these results through December 31, 2005. In addition, in 2006 the Company modified its income statement presentation for depreciation of center replacement assets, and revenues and expense related to marketing and promotion services. As a result, certain reclassifications have been made to prior year amounts to conform to current year classifications. (See Note 1 – Modified Useful Lives and Income Statement Reclassifications)

	March 31 2006	December 31 2005
Assets:
Properties	$913,728	$1,076,743
Accumulated depreciation and amortization	(295,872)	(363,394)

	$617,856	$713,349
Cash and cash equivalents	22,139	33,498
Accounts and notes receivable, less allowance for doubtful
accounts of $1,376 and $1,822 in 2006 and 2005	16,885	23,189
Deferred charges and other assets	16,501	24,458

	$673,381	$794,494

Liabilities and accumulated deficiency in assets:
Notes payable	$822,347	$999,545
Accounts payable and other liabilities	36,670	59,322
TRG's accumulated deficiency in assets	(140,868)	(172,554)
Unconsolidated Joint Venture Partners' accumulated
deficiency in assets	(44,768)	(91,819)

	$673,381	$794,494

TRG's accumulated deficiency in assets (above)	$(140,868)	$(172,554)
TRG's investment in The Pier at Caesars	4,737	4,663
TRG basis adjustments, including elimination of intercompany profit	80,410	80,424
TCO's additional basis	71,988	92,556

Net Investment in Unconsolidated Joint Ventures	$16,267	$5,089

Distributions in excess of investments in and net income of
Unconsolidated Joint Ventures	91,258	101,028

Investment in Unconsolidated Joint Ventures	$107,525	$106,117

	Three Months Ended March 31

	2006	2005
Revenues	$58,652	$72,583

Maintenance, taxes, utilities, and other operating expenses	$19,151	$24,826
Interest expense	13,242	16,775
Depreciation and amortization	9,490	12,846

Total operating costs	$41,883	$54,447

Net income	$16,769	$18,136

Net income allocable to TRG	$9,025	$9,165
Realized intercompany profit, net of depreciation on TRG's
additional basis	(68)	665
Depreciation of TCO's additional basis	(486)	(760)

Equity in income of Unconsolidated Joint Ventures	$8,471	$9,070

Beneficial interest in Unconsolidated Joint Ventures' operations:
Revenues less maintenance, taxes, utilities, and other
operating expenses	$22,368	$26,666
Interest expense	(7,556)	(9,329)
Depreciation and amortization	(6,341)	(8,267)

Equity in income of Unconsolidated Joint Ventures	$8,471	$9,070

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 5 – Beneficial Interest in Debt and Interest Expense

        In February 2006, the Company paid off the $56.5 million third party loan on Oyster Bay. In addition, the remaining $144.4 million balance on the loans on The Shops at Willow Bend was paid off when the loans became prepayable without penalty in February 2006. Interest expense for the quarter ended March 31, 2006 includes a $2.1 million charge incurred in connection with the write-off of financing costs related to the pay-off of the loans on The Shops at Willow Bend.

        Also in February 2006, the Company closed on a $215.5 million, 5.41% non-recourse financing of Northlake Mall. This interest-only loan has a 10-year term.

        In March 2006, a lender agreed to lock the rate on $90 million of a planned refinancing of Cherry Creek Shopping Center’s mortgage debt at 5.72%. An additional $190 million had previously been locked at 5.01%, which effectively locks the entire planned financing of $280 million at a rate of 5.24%. The 10 year non-recourse loan will be interest-only, and is expected to close in May 2006 when the loan becomes prepayable without penalty. Cherry Creek’s current $173 million mortgage debt carries a rate of 7.68% and matures in August 2006.

        Also, in March 2006, the Company entered into two forward starting swaps totaling $100 million, to partially hedge interest rate risk associated with the planned refinancing of International Plaza in January 2008. The weighted average forward swap rate for these two swaps is 5.3%, excluding the credit spread.

        The Company expects to pay off the remaining $141 million balance on the loan on Dolphin Mall when it becomes prepayable without penalty in August 2006. The Company will write off approximately $1 million of financing costs related to the Dolphin loan at that time.

        The Operating Partnership’s beneficial interest in the debt, capital lease obligations, capitalized interest, and interest expense of its consolidated subsidiaries and its Unconsolidated Joint Ventures is summarized in the following table. The Operating Partnership’s beneficial interest in the Consolidated Subsidiaries excludes debt and interest related to the minority interests in International Plaza (49.9%), MacArthur Center (5%), The Mall at Wellington Green (10%), and Cherry Creek Shopping Center (50%, a consolidated subsidiary as of January 1, 2006).

	At 100%		At Beneficial Interest

	Consolidated Subsidiaries	Unconsolidated Joint Ventures	Consolidated Subsidiaries	Unconsolidated Joint Ventures

Debt as of:
March 31, 2006	$2,275,185	$822,347	$2,070,562	$469,604
December 31, 2005	2,089,948	999,545	1,972,046	558,443

Capital lease obligations:
March 31, 2006	$11,611	$1,647	$11,190	$824
December 31, 2005	13,014	1,966	12,510	983

Capitalized interest:
Three months ended March 31, 2006	$1,973		$1,972
Three months ended March 31, 2005	2,377		2,377

Interest expense:
Three months ended March 31, 2006	$34,283	$13,242	$31,206	$7,556
Three months ended March 31, 2005	25,540	16,775	24,274	9,329

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

        Payments of principal and interest on the loans in the following table are guaranteed by the Operating Partnership as of March 31, 2006.

Center	Loan balance as of 3/31/06	TRG's beneficial interest in loan balance as of 3/31/06	Amount of loan balance guaranteed by TRG as of 3/31/06	% of loan balance guaranteed by TRG	% of interest guaranteed by TRG

	(in millions of dollars)
Dolphin Mall	140.7	140.7	140.7	100%	100%
The Mall at Millenia	0.8	0.4	0.4	50%	50%

        The Company is required to escrow cash balances for specific uses stipulated by its lenders, including ground lease payments, taxes, insurance, debt service, capital improvements, leasing costs, and tenant allowances. The Company’s cash balances restricted for these uses were $8.5 million as of March 31, 2006 and December 31, 2005. Such amounts are included within cash and cash equivalents in the Company’s consolidated balance sheet.

        In addition, the Operating Partnership has guaranteed the payment of $11.1 million related to the remaining development costs and certain tenant allowances for Northlake Mall.

        Certain loan agreements contain various restrictive covenants, including minimum net worth requirements, minimum debt service coverage ratios, a maximum payout ratio on distributions, a maximum leverage ratio, a minimum debt yield ratio, and a minimum fixed charges coverage ratio, the latter two being the most restrictive. The Operating Partnership is in compliance with all of its covenants. The maximum payout ratio on distributions covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreement except as required to maintain the Company’s tax status, pay preferred distributions, and for distributions related to the sale of certain assets.

Note 6 – Equity Transactions

        In July 2005, the Company issued $87 million of Series H Cumulative Redeemable Preferred Stock (Series H Preferred Stock). This stock has a fixed 7.625% coupon and no stated maturity, sinking fund, or mandatory redemption requirements. The Series H Preferred Stock will be redeemable by the Company at par, $25 per share, plus accrued dividends, beginning in July 2010. The proceeds were used to redeem $87 million of the Series A Preferred Stock. Offering costs of $3.1 million were incurred in connection with this issuance. Emerging Issues Task Force Topic D-42, “The Effect on the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock,” provides that any excess of the fair value of the consideration transferred to the holders of preferred stock redeemed over the carrying amount of the preferred stock should be subtracted from net earnings to determine net earnings available to common stockholders. As a result of application of Topic D-42, the Company recognized a charge of $3.1 million in the third quarter of 2005, representing the difference between the carrying value and the redemption price of the shares of Series A Preferred Stock redeemed. After this charge, $4.0 million of the original Series A Preferred Stock offering costs remain and will be subject to Topic D-42 in the period the remainder of the Series A Preferred Stock is redeemed (Note 11).

        In December 2005, the Company’s Board of Directors authorized the purchase of up to $50 million of the Company’s common stock on the open market. For each share of stock repurchased, an equal number of Operating Partnership units will be redeemed. As of March 31, 2006, the Company had not purchased any shares or redeemed any units under this program. Repurchases of common stock will be financed through general corporate funds and through borrowings under existing lines of credit.

        During the three months ended March 31, 2006 and 2005, 906,343 and 43,404 shares, respectively, of Series B Preferred Stock were converted to the Company’s shares as a result of tenders of units under the Continuing Offer.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 7 – Share-Based Compensation

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

        On January 1, 2006, the Company adopted Statement No. 123 (Revised) “Share Based Payment”. As part of its adoption of the Statement, any grant for which vesting accelerates upon retirement, the Company has begun recognizing compensation cost from the date of the grant through the date the employee first becomes eligible to retire, if this period is shorter than the stated vesting period of the grant. In prior periods, the Company recognized compensation cost using the stated vesting period, regardless of retirement eligibility. As the Company had previously applied the fair value recognition provisions of Statement No. 123, the adoption of Statement No. 123 (Revised) did not have a material effect on the Company’s results of operations.

        The compensation cost charged to income for the above-mentioned share-based compensation plans was $1.0 million for the three months ended March 31, 2006. Compensation cost capitalized as part of properties and deferred leasing costs for the three months ended March 31, 2006 was $0.2 million. The compensation costs for the three months ended March 31, 2005 were immaterial.

Incentive Options

        The Company’s incentive option plan (the Option Plan), which is shareholder approved, permits the grant of options to employees. The Operating Partnership’s units issued in connection with the Option Plan are exchangeable for new shares of the Company’s common stock under the Continuing Offer (Note 8). Options for 1.1 million partnership units have been granted and are outstanding at March 31, 2006. Of the 1.1 million options outstanding, 0.6 million have vesting schedules with one-third vesting at each of the third, fifth, and seventh years of the grant anniversary, if continuous service has been provided and certain conditions dependent on the Company’s market performance in comparison to its competitors have been met. Substantially all of the other 0.5 million options outstanding have vesting schedules with one-third vesting at each of the first, second, and third years of the grant anniversary, if continuous service has been provided. The options have ten-year contractual terms. As of March 31, 2006, options for 1.1 million Operating Partnership units remain available for grant under the Option Plan.

        The Company has estimated the value of the options issued during the three months ended March 31, 2006 and 2005 using a Black-Scholes valuation model based on the following assumptions:

	2006	2005
Expected volatility	20.87%	21.00%
Expected dividend yield	3.50%	4.00%
Expected terms (in years)	7	7
Risk-free interest rate	4.74%	4.15%

        Expected volatility and dividend yields are based on historical volatility and yields of the Company’s stock, respectively, as well as other factors. In developing the assumption of expected term, the Company has considered the vesting and contractual terms as well as the expected terms of options disclosed by members of its peer group. The risk-free rates used are based on the U.S. Treasury yield curves in effect at the times of grants. For the options for which vesting is dependent on the Company’s market performance in comparison to its competitors, the Company used a Monte Carlo simulation to estimate the probability of the vesting conditions being met. The Company assumes no forfeitures under the Option Plan due to the small number of participants and low turnover rate. The weighted-average grant-date fair value of all options granted, including those dependent on market performance, during the quarters ended March 31, 2006 and 2005 was $8.07 and $3.19 per option, respectively.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

        A summary of option activity under the Option Plan for the three months ended March 31, 2006 is presented below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Outstanding at January 1, 2006	852,139	$ 30.13
Granted	233,418	40.39

Outstanding at March 31, 2006	1,085,557	$ 32.34	9.2	$ 10.1

Fully vested options at March 31, 2006	9,582	$ 31.31	9.1	$ 0.1

        No options vested during the quarters ended March 31, 2006 or 2005.

        The total intrinsic value of options exercised during the three months ended March 31, 2005 was $9.5 million. Cash received from option exercises under the Option Plan for the quarter ended March 31, 2005 was $6.7 million. There were no options exercised during the quarter ended March 31, 2006.

        As of March 31, 2006, there were 1.1 million nonvested options outstanding, and $3.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.7 years.

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

Long-Term Incentive Plan

        In May 2005, the Company’s shareholders approved the adoption of The Taubman Company 2005 Long-Term Incentive Plan (LTIP). The LTIP allows the Company to make grants of restricted stock units (RSU) to employees. An aggregate of 1.2 million shares of the Company’s common stock remain available for issuance under the LTIP. There were RSU for 0.3 million shares outstanding at March 31, 2006. Each RSU represents the right to receive upon vesting one share of the Company’s common stock plus a cash payment equal to the aggregate cash dividends that would have been paid on such share of common stock from the date of grant of the award to the vesting date.

        A summary of activity under the LTIP is presented below:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value

Outstanding at January 1, 2006	138,904	$ 31.31
Issued	(1,732)	31.31
Granted	122,658	40.39
Forfeited	(2,051)	31.31

Outstanding at March 31, 2006	257,779	$ 35.63

        These RSU vest on the third year anniversary of the grant if continuous service has been provided for that period, or upon retirement if earlier. Based on an analysis of historical employee turnover, the Company has made an annual forfeiture assumption of 2.4% of grants when recognizing compensation costs relating to the RSU.

        All of the RSU outstanding at March 31, 2006 were nonvested. As of March 31, 2006, there was $7.1 million of total unrecognized compensation cost related to nonvested RSU outstanding under the LTIP. This cost is expected to be recognized over a weighted-average period of 2.5 years.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Non-Employee Directors’ Stock Grant and Deferred Compensation Plans

        In May 2005, the Company’s shareholders approved the adoption of the Taubman Centers, Inc. Non-Employee Directors’ Stock Grant Plan (SGP). The SGP provides for the quarterly grant to each non-employee director of the Company shares of the Company’s common stock having a fair market value of $3,750, and determined based on the fair value of the Company’s common stock on the last business day of the preceding quarter. The Company has authorized 50,000 shares of the Company’s common stock for issuance under the SGP. As of March 31, 2006, 670 shares have been issued under the SGP. Certain directors have elected to defer receipt of their shares (see below).

        Also in May 2005, the Board of Directors of the Company approved the adoption of the Taubman Centers, Inc. Non-Employee Directors’ Deferred Compensation Plan (DCP). The DCP allows each non-employee director of the Company the right to defer the receipt of all or a portion of his or her annual director retainer until the termination of his or her service on the Company’s Board of Directors and for such deferred compensation to be denominated in restricted stock units, representing the right to receive shares of the Company’s common stock at the end of the deferral period. The Company has authorized 175,000 shares of common stock for issuance under the DCP. During the deferral period, when the Company pays cash dividends on its common stock, the directors’ deferral accounts will be credited with dividend equivalents on their deferred restricted stock units, payable in additional restricted stock units based on the then-fair market value of the Company’s common stock. There were 4,035 restricted stock units outstanding under the DCP at March 31, 2006.

Other Employee Plans

        As of March 31, 2006 and 2005, the Company had fully vested awards outstanding for 79,972 and 93,878 notional shares of stock, respectively, under a previous long-term performance compensation plan. These awards will be settled in cash based on a twenty day average of the market value of the Company’s common stock. The cash payment on these cumulative units remaining has been deferred by employees until retirement or termination. The liability for the eventual payout of these awards is marked to market quarterly based on the twenty day average of the Company’s stock price. During the quarter ended March 31, 2006, compensation cost of $0.5 million was recognized relating to these awards, most of which was expensed. During the quarter ended March 31, 2005, a reduction of compensation cost of $0.1 million was realized relating to these awards. The Company paid $0.5 million and $5.8 million of this deferred liability during the three months ended March 31, 2006 and 2005, respectively.

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

        The Company accounts for the Cash Tender Agreement between the Company and Mr. Taubman as a freestanding written put option. As the option put price is defined by the current market price of the Company’s stock at the time of tender, the fair value of the written option defined by the Cash Tender Agreement is considered to be zero.

        Based on a market value at March 31, 2006 of $41.67 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $1.1 billion. The purchase of these interests at March 31, 2006 would have resulted in the Company owning an additional 31% interest in the Operating Partnership.

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

        See Note 5 for the Operating Partnership’s guarantees of certain notes payable.

Note 9 — Earnings Per Share

        Basic earnings per share amounts are based on the weighted average of common shares outstanding for the respective periods. Diluted earnings per share amounts are based on the weighted average of common shares outstanding plus the dilutive effect of common stock equivalents. Common stock equivalents include outstanding partnership units exchangeable for common shares under the Continuing Offer (Note 8), outstanding options for units of partnership interest under the Operating Partnership’s incentive option plan (Note 7), RSU under the LTIP and DCP (Note 7), and unissued partnership units under unit option deferral elections. In computing the potentially dilutive effect of these common stock equivalents, partnership units are assumed to be exchanged for common shares under the Continuing Offer, increasing the weighted average number of shares outstanding. The potentially dilutive effects of partnership units outstanding and/or issuable under the unit option deferral elections are calculated using the if-converted method, while the effects of other common stock equivalents are calculated using the treasury stock method.

        As of March 31, 2006, there were 10.6 million partnership units outstanding and 0.9 million unissued partnership units under unit option deferral elections which may be exchanged for common shares of the Company under the Continuing Offer (Note 8). These outstanding units and unissued units were excluded from the computation as they were anti-dilutive in the periods presented. These outstanding units and unissued units could only be dilutive to earnings per share if the minority interests’ ownership share of the Operating Partnership’s income was greater than their share of distributions.

	Quarter Ended March 31

	2006	2005
Net income allocable to common shareowners (Numerator)	$ 5,431	$ 2,270

Shares (Denominator) - basic	52,128,022	49,643,865
Effect of dilutive securities	222,964	147,853

Shares (Denominator) - diluted	52,350,986	49,791,718

Income per common share:
Basic	$ 0.10	$ 0.05

Diluted	$ 0.10	$ 0.05

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 10 – New Accounting Pronouncement

        In April 2006, the FASB issued FASB Staff Position (FSP) FIN 46R-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R).” This FSP addresses certain implementation issues related to FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities”. Specifically, FSP FIN 46R-6 addresses how a reporting enterprise should determine the variability to be considered in applying FIN 46R. The variability that is considered in applying FIN 46R affects the determination of (a) whether an entity is a variable interest entity (VIE), (b) which interests are “variable interests” in the entity, and (c) which party, if any, is the primary beneficiary of the VIE. That variability affects any calculation of expected losses and expected residual returns, if such a calculation is necessary. The Company is required to apply the guidance in this FSP prospectively to all entities (including newly created entities) and to all entities previously required to be analyzed under FIN 46R when a “reconsideration event” has occurred, beginning July 1, 2006. The Company will evaluate the impact of this Staff Position at the time any such “reconsideration event” occurs, and for any new entities.

Note 11 – Subsequent Events

        In April 2006, the Company announced its intent to redeem all of the remaining 8.30% Series A Cumulative Redeemable Preferred Stock on May 18, 2006, at a price of $25.2709028 per share, which includes accrued and unpaid dividends. The Company currently has $113 million or 4,520,000 shares of its Series A Preferred Stock outstanding. Emerging Issues Task Force Topic D-42, “The Effect on the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock,” provides that any excess of the fair value of the consideration transferred to the holders of preferred stock redeemed over the carrying amount of the preferred stock should be subtracted from net earnings to determine net earnings available to common stockholders. As a result of application of Topic D-42, the Company will recognize a charge of $4.0 million in the second quarter of 2006, representing the difference between the carrying value and the redemption price of the Series A Preferred Stock redeemed.

        The Series A Preferred Shares will be redeemed with the proceeds of a $113 million private preferred issuance, the Series I Preferred Stock. The Series I Preferred Stock will pay dividends at a floating rate equal to 3-month LIBOR plus 1.25% and will be redeemable at any time. If the issue is not redeemed within 60 days after the closing date, the spread over 3-month LIBOR will increase to 3%, which will be further increased on a month to month basis after 180 days. The Company expects to redeem the Series I Preferred Stock prior to the rate increase that occurs 60 days after issuance. The Company expects to recognize a charge of $0.4 million at that time, representing the difference between the expected carrying value and the redemption price of the Series I Preferred Stock.

        In addition, the Board of Directors of the Company declared early dividends of $0.2611111 per share on its Series G Cumulative Redeemable Preferred Stock and $0.2488715 per share on its Series H Cumulative Redeemable Preferred Stock, payable on May 18, 2006 to shareholders of record on May 8, 2006. These dividends are being paid pursuant to the terms of the Series G and H Preferred Stock, which require that dividends be paid current in the event of redemption of all or part of a parity class of preferred stock. The dividends that are normally paid at the end of the second quarter will be reduced by the amount of the early dividends.

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

        The comparability of information used in measuring performance is affected by the opening of Northlake Mall (Northlake) in September 2005 and the sale of our interest in Woodland in December 2005, as well as the expansion and renovation at Waterside Shops at Pelican Bay (Waterside). Additional “comparable center” statistics that exclude Northlake Mall, Waterside, and Woodland are provided to present the performance of comparable centers in our continuing operations. Comparable centers are generally defined as centers that were owned and open for the full periods presented. As of January 1, 2006, we began consolidating the entity that owns Cherry Creek Shopping Center (Cherry Creek). The center is included within our consolidated results and statistics as of that date, while it continues to be presented as an unconsolidated joint venture for dates and periods prior to January 1, 2006.

Current Operating Trends

        Tenant sales and sales per square foot information are operating statistics used in measuring the productivity of the portfolio and are based on reports of sales furnished by mall tenants. Our tenant sales statistics have continued to be strong through the first quarter of 2006, with sales per square foot increasing 5.0% over the first quarter of 2005. Tenant sales have increased every month over the past three years. Sales directly impact the amount of percentage rents certain tenants and anchors pay. The effects of increases or declines in sales on our operations are moderated by the relatively minor share of total rents (approximately four percent annually in 2005) percentage rents represent. However, a sustained trend in sales does impact, either negatively or positively, our ability to lease vacancies and negotiate rents at advantageous rates. We believe these improving tenant sales will provide us an opportunity to increase rents in the future.

        In the first quarter of 2006, occupancy was relatively flat compared to the first quarter of 2005. We continue to expect increases in occupancy in the second half of the year. See “Seasonality” for occupancy and leased space statistics. Temporary tenants, defined as those with lease terms less than 12 months, are not included in occupancy or leased space statistics. As of March 31, 2006, approximately 2.0% of space was occupied by temporary tenants.

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

	Three Months Ended March 31

	2006	2005

Average rent per square foot:
Consolidated Businesses	$43.16	$41.48
Unconsolidated Joint Ventures	41.80	42.28
Opening base rent per square foot:
Consolidated Businesses	$47.30	$45.23
Unconsolidated Joint Ventures	49.11	52.94
Square feet of GLA opened:
Consolidated Businesses	218,466	115,694
Unconsolidated Joint Ventures	81,986	114,737
Closing base rent per square foot:
Consolidated Businesses	$43.29	$43.55
Unconsolidated Joint Ventures	44.09	42.89
Square feet of GLA closed:
Consolidated Businesses	384,356	200,689
Unconsolidated Joint Ventures	144,647	155,235
Releasing spread per square foot:
Consolidated Businesses	$4.01	$1.68
Unconsolidated Joint Ventures	5.02	10.05

        The spread between opening and closing rents may not be indicative of future periods, as this statistic is not computed on comparable tenant spaces, and can vary significantly from period to period depending on the total amount, location, and average size of tenant space opening and closing in the period.

Seasonality

        The regional shopping center industry is seasonal in nature, with mall tenant sales highest in the fourth quarter due to the Christmas season, and with lesser, though still significant, sales fluctuations associated with the Easter holiday and back-to-school events. While minimum rents and recoveries are generally not subject to seasonal factors, most leases are scheduled to expire in the first quarter, and the majority of new stores open in the second half of the year in anticipation of the Christmas selling season. Additionally, most percentage rents are recorded in the fourth quarter. Accordingly, revenues and occupancy levels are generally highest in the fourth quarter. Gains on sales of peripheral land and lease cancellation income may vary significantly from quarter to quarter.

	1st Quarter 2006	Total 2005	4th Quarter 2005	3rd Quarter 2005	2nd Quarter 2005	1st Quarter 2005

	(in thousands of dollars)
Mall tenant sales	927,139	4,124,534	1,393,006	932,229	913,408	885,891
Revenues and gains on land sales
and interest income:
Consolidated Businesses	140,444	485,948	136,494	114,570	120,122	114,762
Unconsolidated Joint Ventures	58,576	306,021	88,015	72,996	72,427	72,583
Occupancy:
Ending-comparable	88.3%	90.2%	90.2%	89.3%	88.7%	88.5%
Average-comparable	88.4	89.1	90.0	89.1	88.6	88.7
Ending	88.3	90.0	90.0	88.9	88.7	88.4
Average	88.4	88.9	89.7	88.9	88.5	88.6
Leased space:
Comparable	90.7%	91.5%	91.5%	91.3%	91.0%	90.5%
All centers	90.9	91.7	91.7	91.2	90.9	90.5

        Because the seasonality of sales contrasts with the generally fixed nature of minimum rents and recoveries, mall tenant occupancy costs (the sum of minimum rents, percentage rents, and expense recoveries) relative to sales are considerably higher in the first three quarters than they are in the fourth quarter.

	1st Quarter 2006	Total 2005	4th Quarter 2005	3rd Quarter 2005	2nd Quarter 2005	1st Quarter 2005

Consolidated Businesses:
Minimum rents	10.5%	9.3%	7.2%	10.3%	10.4%	10.8%
Percentage rents	0.4	0.4	0.7	0.1	0.1	0.3
Expense recoveries	4.8	4.6	3.7	4.9	5.4	4.8

Mall tenant occupancy costs	15.7%	14.3%	11.6%	15.3%	15.9%	15.9%

Unconsolidated Joint Ventures:
Minimum rents	9.7%	8.9%	6.6%	9.6%	10.0%	10.2%
Percentage rents	0.2	0.3	0.8	0.2		0.3
Expense recoveries	3.9	4.0	3.6	4.2	4.3	4.0

Mall tenant occupancy costs	13.8%	13.2%	11.0%	14.0%	14.3%	14.5%

New Center Development

        We have not yet received the necessary entitlement approvals to begin construction on our planned Oyster Bay project in Syosset, Long Island, New York. Once we have received the necessary approvals we expect to finalize our anticipated costs and return on this project and set an opening date. In February 2006, we purchased the land and real property improvements of the Oyster Bay development and paid off the outstanding balance on the loan on the property using proceeds from the sale of Woodland (see “Results of Operations — Opening and Disposition”).

        Groundbreaking occurred in November 2005 on The Mall at Partridge Creek (Partridge Creek), a wholly-owned retail project in Clinton Township, Michigan. The 640,000 square foot center will be anchored by Nordstrom, Parisian, and MJR Theatres, and is scheduled to open in October 2007, with Nordstrom opening in spring 2008. See “Liquidity and Capital Resources” regarding this project. In January 2006, we exercised our option to acquire the land for Partridge Creek, using proceeds from the December 2005 sale of Woodland (see “Results of Operations — Opening and Disposition”).

        In January 2005, we entered into an agreement to invest in The Pier at Caesars (The Pier), located in Atlantic City, New Jersey, with Gordon Group Holdings LLC (Gordon), who is developing the center. The Pier is currently under construction, and is expected to open in June 2006. Under the agreement, we will have a 30% interest in The Pier. See “Liquidity and Capital Resources” regarding this project.

Results of Operations

Opening and Disposition

        In December 2005, a 50% owned unconsolidated joint venture sold its interest in Woodland for $177.4 million. Our $85.4 million share of proceeds was received in cash with the exception of a $9 million 5.40% note receivable, which was repaid in the first quarter of 2006. The cash proceeds from the sale were used in January 2006 to acquire the land for The Mall at Partridge Creek, as part of a like-kind exchange pursuant to Section 1031 of the Internal Revenue Code and the regulations thereunder (“Section 1031 like-kind exchange”). Additional proceeds were used in February 2006 to purchase the land and real property improvements of the Oyster Bay development, also as part of a Section 1031 like-kind exchange, and to pay off the outstanding balance on the loan on the property.

        Northlake Mall, a wholly-owned regional center, opened on September 15, 2005 in Charlotte, North Carolina. The 1.1 million square foot center is anchored by Belk, Dick’s Sporting Goods, Dillard’s, Hecht’s, and AMC Theatres.

Taubman Asia

        In April 2005, we formed Taubman Asia, which will be the platform for our future expansion into the Asia-Pacific region. Taubman Asia is headquartered in Hong Kong and is seeking projects that leverage our strong retail planning, design, and operational capabilities. We are currently evaluating opportunities in the region and are analyzing selected projects in major Asian markets to build a pipeline from which we would hope to move forward with at least one project during 2006. Depending on the complexity, this would suggest an opening in 2008 to 2010. We are working with Morgan Stanley Real Estate Fund on certain of these opportunities, including the Songdo International City project in Incheon, South Korea. We also worked with the Gordon Group, Harrah’s, and Keppel Land, to submit a proposal to design and operate the retail portion of an integrated casino resort at Marina Bay in Singapore, and expect an announcement this summer regarding the winning proposal.

        We expect to spend approximately $5 million during 2006 for office and deal pursuit costs in Asia. When we get to the point of having a deal to execute, we will build up a project team with the specific expertise that the particular project requires.

Debt and Equity Transactions

        In April 2006, we announced our intent to redeem all of the remaining 8.30% Series A Cumulative Redeemable Preferred Stock on May 18, 2006, at a price of $25.2709028 per share, which includes accrued and unpaid dividends. We currently have $113 million or 4,520,000 shares of our Series A Preferred Stock outstanding. We expect to recognize a charge of $4.0 million in the second quarter of 2006, representing the difference between the carrying value and the redemption price of the remaining shares of Series A Preferred Stock redeemed. The Series A Preferred Stock will be paid off with the proceeds of a $113 million private preferred issuance, the Series I Preferred Stock. The Series I Preferred Stock will pay dividends at a floating rate equal to 3-month LIBOR plus 1.25% and will be redeemable at any time. If the issue is not redeemed within 60 days after the closing date, the spread over 3-month LIBOR will increase to 3%, which will be further increased on a month to month basis after 180 days. As such, we expect to redeem the Series I Preferred Stock prior to the rate increase that occurs 60 days after issuance. We expect to recognize a charge of $0.4 million at that time, representing the difference between the carrying value and the redemption price of the Series I Preferred Stock.

        In March 2006, a lender agreed to lock the rate on $90 million of a planned refinancing of Cherry Creek Shopping Center’s mortgage debt at 5.72%. An additional $190 million had previously been locked at 5.01%, which effectively locks the entire planned financing of $280 million at a rate of 5.24%. The 10 year non-recourse loan will be interest-only, and is expected to close in May 2006 when the current loan becomes prepayable without penalty. Cherry Creek’s current $173 million mortgage debt carries a rate of 7.68% and matures in August 2006.

        In February 2006, we paid off the remaining $144.4 million balance on the loans on The Shops at Willow Bend, when the loans became prepayable without penalty. As a result, we wrote off the remaining $2.1 million of financing costs related to the loans.

        Also in February 2006, we closed on a $215.5 million, 5.41% non-recourse financing of Northlake Mall. This interest-only loan has a 10-year term. In addition, we paid off the $56.5 million third-party loan on Oyster Bay.

        In December 2005, we closed on a $540 million 5.465% non-recourse refinancing of The Mall at Short Hills. This interest-only loan has a ten-year term. Proceeds were used to pay down the existing 6.7%, $260 million loan on the center, the Northlake Mall construction loan, and our revolver.

        Also in December 2005, our Board of Directors authorized the purchase of up to $50 million of our common stock on the open market. As of March 31, 2006, we had not purchased any shares or redeemed any units under this program. Repurchases of common stock will be financed through general corporate funds and through borrowings under existing lines of credit.

        In July 2005, we issued $87 million of 7.625% Series H Cumulative Redeemable Preferred Stock. Proceeds from the issuance of the Series H Preferred Stock were used to redeem $87 million of our outstanding $200 million 8.3% Series A Cumulative Redeemable Preferred Stock.

        In May 2005, we completed a $200 million non-recourse refinancing of the existing $140 million loan on The Mall at Wellington Green. The ten-year interest-only loan bears an interest rate of 5.44%. We used the excess proceeds to pay down lines of credit.

        See “Liquidity and Capital Resources” regarding additional planned debt transactions and capital spending.

New Accounting Pronouncements

        In April 2006, the FASB issued FASB Staff Position (FSP) FIN 46R-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R).” This FSP addresses certain implementation issues related to FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities”. Specifically, FSP FIN 46R-6 addresses how a reporting enterprise should determine the variability to be considered in applying FIN 46R. The variability that is considered in applying FIN 46R affects the determination of (a) whether an entity is a variable interest entity (VIE), (b) which interests are “variable interests” in the entity, and (c) which party, if any, is the primary beneficiary of the VIE. That variability affects any calculation of expected losses and expected residual returns, if such a calculation is necessary. We are required to apply the guidance in this FSP prospectively to all entities (including newly created entities) and to all entities previously required to be analyzed under FIN 46R when a “reconsideration event” has occurred, beginning July 1, 2006. We will evaluate the impact of this Staff Position at the time any such “reconsideration event” occurs, and for any new entities.

Presentation of Operating Results

Income Allocation

        The following table contains the operating results of our Consolidated Businesses and the Unconsolidated Joint Ventures. Income allocated to the minority partners in the Operating Partnership and preferred interests is deducted to arrive at the results allocable to our common shareowners. Because the net equity balances of the Operating Partnership and the outside partners in certain consolidated joint ventures are less than zero, the income allocated to the minority and outside partners is equal to their share of distributions. The net equity of these minority partners is less than zero due to accumulated distributions in excess of net income and not as a result of operating losses. Distributions to partners are usually greater than net income because net income includes non-cash charges for depreciation and amortization. Our average ownership percentage of the Operating Partnership was 64% during the three months ended March 31, 2006, and 61% during the three months ended March 31, 2005.

Consolidation of Cherry Creek Shopping Center

        Under guidance in EITF 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” and Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures” (SOP 78-9) as amended by FASB Staff Position 78-9-1 and the corresponding changes and considerations surrounding control, we began consolidating the entity that owns the Cherry Creek Shopping Center as of January 1, 2006. This entity was previously accounted for under the equity method in accordance with the provisions of SOP 78-9. As of January 1, 2006, the impact to the balance sheet was an increase in assets of approximately $128 million and liabilities of approximately $180 million, and a $52 million reduction of beginning equity representing the cumulative effect of change in accounting principle.

        The results of Cherry Creek Shopping Center are presented within the Consolidated Businesses for periods beginning January 1, 2006, as a result of our adoption of EITF 04-5. Results of Cherry Creek prior to 2006 are included within the Unconsolidated Joint Ventures.

EBITDA and Funds from Operations

        The operating results in the following table include the supplemental earnings measures of Beneficial Interest in EBITDA and Funds from Operations (FFO). Beneficial Interest in EBITDA represents the Company’s share of the earnings before interest and depreciation and amortization of its consolidated and unconsolidated businesses. We believe Beneficial Interest in EBITDA provides a useful indicator of operating performance, as it is customary in the real estate and shopping center business to evaluate the performance of properties on a basis unaffected by capital structure.

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

        Our presentations of EBITDA and FFO are not necessarily comparable to the similarly titled measures of other REITs due to the fact that not all REITs use the same definitions. These measures should not be considered alternatives to net income (loss) as an indicator of our operating performance. Additionally, neither represents cash flows from operating, investing or financing activities as defined by GAAP. Reconciliations of Net Income to Funds from Operations and Beneficial Interest in EBITDA are presented following the Comparison of the Three Months Ended March 31, 2006 to the Three Months Ended March 31, 2005. See the following section regarding certain accounting changes affecting EBITDA and FFO.

Presentation Changes

        As previously reported for 2005, because of a change in our business practice to offer our tenants the option to pay a fixed charge or pay their share of common area maintenance (CAM) costs and the related change to contractual terms of leases, we began adding back in the fourth quarter of 2005 all depreciation on CAM assets to calculate EBITDA and FFO. We have restated previously reported quarterly amounts in order to be comparable with 2006. Additionally, we have reclassified depreciation on all CAM expenditures from recoverable expenses to depreciation and amortization expense for all periods presented.

        Also, as a result of this change in our business practice, we modified our estimated useful lives of CAM assets that are recoverable from tenants as of January 1, 2006. The change in useful lives better aligns the depreciation of common area assets with our lease portfolio. The change in estimate did not have a material effect on the current results of operations but could be material in future periods. The Operating Partnership’s share of depreciation on all capital expenditures was $2.0 million and $2.4 million for the three months ended March 31, 2006 and 2005, respectively.

        During 2006, we began recognizing revenue for marketing and promotion services at the gross amount billed to tenants, rather than a net amount retained (that is, the amount billed to the tenants less the related costs incurred). Revenues are now included in recoveries from tenants and the related expenses in other operating expense. This presentation change was made as a result of our recent offering to tenants of an option to pay fixed amounts for marketing and promotion of the shopping centers. In evaluating the accounting for marketing and promotion services, we considered that there may no longer be a direct relationship between tenant billings and the marketing and promotion costs incurred, as well as the fact that we are the primary obligor on the costs incurred. Historically, revenues from marketing and promotion services have been equal to costs incurred.

        In addition, we now separately present gains on peripheral land sales and interest income in the income statement following revenues and expenses.

        Prior year revenues and expenses in the following table have been reclassified as described above to be consistent with the 2006 presentation.

        Comparison of the Three Months Ended March 31, 2006 to the Three Months Ended March 31, 2005

        The following table sets forth operating results for the three months ended March 31, 2006 and March 31, 2005, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

	Three Months Ended March 31, 2006		Three Months Ended March 31, 2005

	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100% (1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100% (1)

	(in millions of dollars)
REVENUES:
Minimum rents	76.0	34.5	63.1	45.2
Percentage rents	2.9	0.9	1.7	1.3
Expense recoveries	44.9	18.1	37.6	22.9
Management, leasing and development services	2.9		2.2
Other	11.3	4.8	7.6	3.0

Total revenues	138.0	58.3	112.2	72.5

EXPENSES:
Maintenance, taxes, and utilities	34.8	13.4	30.0	16.0
Other operating	16.6	5.2	13.4	7.7
Management, leasing and development services	1.5		1.2
General and administrative	6.9		6.0
Interest expense (2)	34.3	13.2	25.5	16.8
Depreciation and amortization (3) (4)	33.4	10.2	29.5	13.6

Total expenses	127.5	42.0	105.6	54.1

Gains on land sales and interest income	2.4	0.3	2.6	0.1

	12.9	16.5	9.1	18.5

Equity in income of Unconsolidated Joint Ventures (4)	8.5		9.1

Income before minority and preferred interests	21.4		18.2
Minority and preferred interests:
TRG preferred distributions	(0.6)		(0.6)
Minority share of consolidated joint ventures	(0.5)		(0.0)
Minority share of income of TRG	(5.7)		(5.2)
Distributions in excess of minority share of income
of TRG	(3.2)		(4.0)

Net income	11.4		8.4
Preferred dividends	(6.0)		(6.2)

Net income allocable to common shareowners	5.4		2.3

SUPPLEMENTAL INFORMATION (5):
EBITDA - 100%	80.6	40.0	64.2	48.9
EBITDA - outside partners' share	(7.9)	(17.6)	(3.3)	(22.2)

Beneficial interest in EBITDA	72.7	22.4	60.9	26.7
Beneficial interest expense	(31.2)	(7.6)	(24.3)	(9.3)
Non-real estate depreciation	(0.6)		(0.6)
Preferred dividends and distributions	(6.6)		(6.8)

Funds from Operations contribution	34.3	14.8	29.2	17.3

(1)	With the exception of the Supplemental Information, amounts include 100% of the Unconsolidated Joint Ventures. Amounts are net of intercompany transactions. The Unconsolidated Joint Ventures are presented at 100% in order to allow for measurement of their performance as a whole, without regard to our ownership interest. In our consolidated financial statements, we account for investments in the Unconsolidated Joint Ventures under the equity method.
(2)	Interest expense for the three months ended March 31, 2006 includes a $2.1 million charge in the first quarter of 2006 in connection with the write-off of financing costs related to the pay-off of the loans on The Shops at Willow Bend when the loans became prepayable without penalty.
(3)	Included in depreciation and amortization of the Consolidated Businesses and Unconsolidated Joint Ventures (at 100%) are $1.7 million and $0.6 million, respectively, of depreciation of center replacement assets for 2006, and $1.7 million and $1.5 million, respectively, for 2005.
(4)	Amortization of our additional basis in the Operating Partnership included in equity in income of Unconsolidated Joint Ventures was $0.5 million and $0.8 million in 2006 and 2005, respectively. Also, amortization of the additional basis included in depreciation and amortization was $1.2 million and $1.1 million in 2006 and 2005, respectively.
(5)	EBITDA and FFO for 2005 have been restated from amounts previously reported to include an add-back of depreciation of center replacement assets reimbursed in the year of acquisition.
(6)	Certain reclassifications have been made to prior year information to conform to current year classifications. Amounts in this table may not add due to rounding.

Consolidated Businesses

        Total revenues for the quarter ended March 31, 2006 were $138.0 million, a $25.8 million or 23.0% increase over the comparable period in 2005. Minimum rents increased $12.9 million, primarily due to Cherry Creek Shopping Center, which we began consolidating upon our adoption of EITF 04-5, and the September 2005 opening of Northlake Mall. Minimum rents also increased due to increases in tenant rollovers and income from temporary tenants and specialty retailers. Percentage rents increased due to Cherry Creek and increasing tenant sales. Expense recoveries increased primarily due to Cherry Creek, Northlake, and increases in maintenance costs and property taxes at certain centers. We expect our management, leasing, and development revenues, net of the related expenses, to be approximately $5 million in 2006. Other income increased primarily due to increases in lease cancellation revenue. During the first quarter of 2006, we recognized our approximately $5.2 million and $2.0 million share of the Consolidated Businesses’ and Unconsolidated Joint Ventures’ lease cancellation revenue. For 2006, we are estimating that our share of lease cancellation revenue will be approximately $9 million.

        Total expenses were $127.5 million, a $21.9 million or 20.7% increase over the comparable period in 2005. Maintenance, taxes, and utilities expense increased primarily due to Cherry Creek, Northlake, and increases in maintenance costs and property taxes at certain centers. Other operating expense increased primarily due to Cherry Creek, as well as increases in professional fees, property management costs, office and deal pursuit costs in Asia, and severance costs. These increases were partially offset by a decrease in development-related costs. General and administrative expense increased primarily due to professional fees and an increase in bonus expense due to the impact of our stock price on long-term grants. We expect that the amount of general and administrative expense for the remaining quarters of 2006 will approximate this first quarter’s $6.9 million expense. Interest expense increased due to Cherry Creek, Northlake, and the write-off of financing costs related to the pay-off of the loans on The Shops at Willow Bend. Other interest expense increases were due primarily to refinancings. Depreciation expense increased primarily due to Cherry Creek and Northlake.

        Gains on land sales and interest income decreased primarily due to fewer sales of land, which were partially offset by increases in interest income due to a higher cash balance on our balance sheet. We expect approximately $4 million of gains on peripheral land sales for 2006.

Unconsolidated Joint Ventures

        Total revenues for the three months ended March 31, 2006 were $58.3 million, a $14.2 million or 19.6% decrease from the comparable period in 2005. Minimum rents decreased by $10.7 million, primarily due to the consolidation of Cherry Creek and the sale of Woodland in December 2005. Expense recoveries decreased primarily due to Cherry Creek and Woodland. Other income increased due to increases in lease cancellation revenue, which were partially offset by Cherry Creek and Woodland.

        Total expenses decreased by $12.1 million to $42.0 million for the three months ended March 31, 2006. Maintenance, taxes, and utilities expense decreased primarily due to Cherry Creek and Woodland. Other operating expense decreased due to Cherry Creek and decreases in professional fees and bad debt expense. Interest expense decreased primarily due to Cherry Creek. Depreciation expense decreased due to Cherry Creek and Woodland.

        As a result of the foregoing, income of the Unconsolidated Joint Ventures decreased by $2.0 million to $16.5 million. Our equity in income of the Unconsolidated Joint Ventures was $8.5 million, a $0.6 million decrease from the comparable period in 2005.

Net Income

        Our income before minority and preferred interests increased by $3.2 million to $21.4 million for 2006. After allocation of income to minority and preferred interests, net income allocable to common shareowners for 2006 was $5.4 million compared to $2.3 million in the comparable period in 2005.

Reconciliation of Net Income Allocable to Common Shareowners to Funds from Operations

	Three Months Ended March 31

	2006	2005
	(in millions of dollars)
Net income allocable to common shareowners	5.4	2.3

Add (less) depreciation and amortization: (1)
Consolidated businesses at 100%	33.4	29.5
Minority partners in consolidated joint ventures	(4.4)	(2.0)
Share of unconsolidated joint ventures	6.3	8.3
Non-real estate depreciation	(0.6)	(0.6)

Add minority interests in TRG:
Minority share of income of TRG	5.7	5.2
Distributions in excess of minority share of income of TRG	3.2	4.0

Funds from Operations (2)	49.1	46.6

TCO's average ownership percentage of TRG	64.3%	61.3%

Funds from Operations allocable to TCO (2)	31.6	28.5

(1)	Depreciation includes $1.8 million and $2.8 million of mall tenant allowance amortization for the three months ended March 31, 2006 and 2005, respectively. Depreciation also includes TRG’s beneficial interest in depreciation of center replacement assets recoverable from tenants of $2.0 million and $2.4 million for the three months ended March 31, 2006 and 2005, respectively.
(2)	FFO for the three months ended March 31, 2005 has been restated from previously reported amounts to include the add-back of depreciation of center replacement assets reimbursed in the year of acquisition.
(3)	Amounts in this table may not recalculate due to rounding.

Reconciliation of Net Income to Beneficial Interest in EBITDA

	Three Months Ended March 31

	2006	2005
	(in millions of dollars)
Net income	11.4	8.4

Add (less) depreciation and amortization:
Consolidated businesses at 100%	33.4	29.5
Minority partners in consolidated joint ventures	(4.4)	(2.0)
Share of unconsolidated joint ventures	6.3	8.3

Add (less) preferred interests and interest expense:
Preferred distributions	0.6	0.6
Interest expense:
Consolidated businesses at 100%	34.3	25.5
Minority partners in consolidated joint ventures	(3.1)	(1.3)
Share of unconsolidated joint ventures	7.6	9.3

Add minority interests in TRG:
Minority share of income of TRG	5.7	5.2
Distributions in excess of minority share of income of TRG	3.2	4.0

Beneficial interest in EBITDA (1)	95.1	87.5

TCO's average ownership percentage of TRG	64.3%	61.3%

Beneficial interest in EBITDA allocable to TCO (1)	61.1	53.6

(1)	Beneficial interest in EBITDA for the three months ended March 31, 2005 has been restated from previously reported amounts to include the add-back of depreciation of center replacement assets reimbursed in the year of acquisition.
(2)	Amounts in this table may not recalculate due to rounding.

Liquidity and Capital Resources

        In the following discussion, references to beneficial interest represent the Operating Partnership’s share of the results of its consolidated and unconsolidated businesses. We do not have, and have not had, any parent company indebtedness; all debt discussed represents obligations of the Operating Partnership or its subsidiaries and joint ventures.

        Capital resources are required to maintain our current operations, fund construction costs on The Mall at Partridge Creek and other projects, pay dividends, and fund other planned capital spending and other commitments and contingencies. We believe that our net cash provided by operating activities, distributions from our joint ventures, the unutilized portions of our credit facilities, and our ability to access the capital markets assure adequate liquidity to meet current and future cash requirements and will allow us to conduct our operations in accordance with our dividend and financing policies. The following sections contain information regarding our recent capital transactions and sources and uses of cash; beneficial interest in debt and sensitivity to interest rate risk; contractual obligations; covenants, commitments, and contingencies; and historical capital spending. We then provide information regarding our anticipated future capital spending.

        As of March 31, 2006, we had a consolidated cash balance of $140.8 million, of which $8.5 million is restricted to specific uses stipulated by our lenders, including ground lease payments, taxes, insurance, debt service, capital improvements, leasing costs, and tenant allowances. We also have secured lines of credit of $350 million and $40 million. Neither line had outstanding borrowings as of March 31, 2006. Both lines of credit mature in February 2008. The $350 million line of credit has a one-year extension option.

Operating Activities

        Our net cash provided by operating activities was $34.6 million in 2006, compared to $29.1 million in 2005. In 2006, increases in cash from 2005 related primarily to increases in rents, lease cancellation revenue, and the opening of Northlake Mall. See also “Results of Operations” for descriptions of 2006 and 2005 transactions.

Investing Activities

        Net cash used in investing activities was $38.2 million in 2006 compared to $25.7 million in 2005. Cash used in investing activities was impacted by the timing of capital expenditures, with additions to properties in 2006 and 2005 for the construction of Northlake Mall, The Mall at Partridge Creek, and our Oyster Bay project, as well as other development activities and other capital items. A tabular presentation of 2006 capital spending is shown in Capital Spending. Contributions to Unconsolidated Joint Ventures of $1.1 million in 2006 were made primarily to fund the construction at Waterside Shops at Pelican Bay (see Capital Spending – New Centers) and $8.0 million in 2005 were made primarily for the purchase of anchor space at Stamford Town Center and to fund the construction at Waterside Shops at Pelican Bay.

        Sources of cash used in funding these investing activities, other than cash flow from operating activities, included distributions from Unconsolidated Joint Ventures and the transactions described under Financing Activities. Distributions in excess of earnings from Unconsolidated Joint Ventures provided $2.8 million in 2006 and $4.0 million in 2005. Net proceeds from sales of peripheral land and land-related rights were $1.9 million and $3.3 million in 2006 and 2005, respectively. The timing of land sales is variable and proceeds from land sales can vary significantly from period to period. In addition, a note received in connection with the sale of Woodland for $9.0 million of cash was collected during the first quarter of 2006.

Financing Activities

        Net cash used in financing activities was $21.5 million in 2006, compared to $1.2 million in 2005. Proceeds from the issuance of debt, net of payments and issuance costs, were $9.8 million in 2006, compared to $22.0 million in 2005. Issuances of stock and partnership units related to the exercise of employee options contributed $6.7 million in 2005. Total dividends and distributions paid were $31.3 million and $29.8 million in 2006 and 2005, respectively.

Beneficial Interest in Debt

        At March 31, 2006, the Operating Partnership’s debt and its beneficial interest in the debt of its Consolidated and Unconsolidated Joint Ventures totaled $2,540.2 million with an average interest rate of 5.83% excluding amortization of debt issuance costs and the effects of interest rate hedging instruments. These costs are reported as interest expense in the results of operations. Interest expense for the three months ended March 31, 2006 includes $0.2 million of non-cash amortization relating to acquisitions or 0.02% of the average all-in rate. Included in beneficial interest in debt is debt used to fund development and expansion costs. Beneficial interest in construction work in process totaled $164.9 million as of March 31, 2006, which includes $150.0 million of assets on which interest is being capitalized. Beneficial interest in capitalized interest was $2.0 million for the three months ended March 31, 2006. The following table presents information about our beneficial interest in debt as of March 31, 2006:

	Amount	Interest Rate Including Spread

	(in millions of dollars)
Fixed rate debt	2,396.9	5.76	% (1)

Floating rate debt-
Floating month to month	143.2	6.91	% (1)

Total beneficial interest in debt	2,540.2	5.83	% (1)

Amortization of financing costs (2)		0.18%

Average all-in rate		6.01%

(1)	Represents weighted average interest rate before amortization of financing costs.
(2)	Financing costs include financing fees, interest rate cap premiums, and losses on settlement of derivatives used to hedge the refinancing of certain fixed rate debt.
(3)	Amounts in table may not add due to rounding.

        As of March 31, 2006, $140.7 million of our beneficial interest in floating rate debt is covered under an interest rate cap agreement with a LIBOR cap rate of 7.0% ending February 2007.

        In addition, in March 2006, we entered into two forward starting swaps totaling $100 million, to partially hedge interest rate risk associated with the planned refinancing of International Plaza in January 2008. The weighted average forward swap rate for these two swaps is 5.3% excluding the credit spread.

        We expect to pay off the remaining $141 million balance on the loan on Dolphin Mall when it becomes prepayable without penalty in August 2006. We will write off approximately $1 million of financing costs related to the Dolphin loan at that time.

Sensitivity Analysis

        We have exposure to interest rate risk on our debt obligations and interest rate instruments. We use derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. We routinely use cap, swap, treasury lock, and rate lock agreements to meet these objectives. Based on the Operating Partnership’s beneficial interest in floating rate debt in effect at March 31, 2006, a one percent increase or decrease in interest rates on this floating rate debt would decrease or increase cash flows by approximately $1.4 million and, due to the effect of capitalized interest, annual earnings by approximately $1.3 million. Based on our consolidated debt and interest rates in effect at March 31, 2006, a one percent increase in interest rates would decrease the fair value of debt by approximately $111.2 million, while a one percent decrease in interest rates would increase the fair value of debt by approximately $120.2 million.

Contractual Obligations

        In conducting our business, we enter into various contractual obligations, including those for debt, capital leases for property improvements, operating leases for office space and land, purchase obligations (primarily for construction), and other long-term commitments. Disclosure of these items is contained in our Annual Report on Form 10-K. Updates of the 10-K disclosures for debt obligations and planned capital spending, which can vary significantly from period to period, as of March 31, 2006 are provided in the table below:

	Payments due by period

	Total	Less than 1 year (2006)	1-3 years (2007-2008)	3-5 years (2009-2010)	More than 5 years (2011+)

	(in millions of dollars)
Debt (1):
Property level debt	2,275.2	185.0	345.9	155.5	1,588.7
Interest payments	857.6	95.8	211.3	196.2	354.3
Purchase obligations -
Planned capital spending (2)	183.4	183.4

(1)	The settlement periods for debt do not consider extension options. Amounts relating to interest on floating rate debt are calculated based on the debt balances and interest rates as of March 31, 2006.
(2)	As of March 31, 2006, we were contractually liable for $65.7 million of this planned spending. See Planned Capital Spending for detail regarding planned funding.
(3)	Amounts in this table may not add due to rounding.

        During the first quarter of 2006, we exercised options to acquire property and land at the Mall at Partridge Creek and Oyster Bay through Section 1031 like-kind exchanges. Our obligations to third party accommodators under contractual agreements existing at December 31, 2005 were terminated and all related third party obligations were repaid.

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

        Payments of principal and interest on the loans in the following table are guaranteed by the Operating Partnership as of March 31, 2006.

Center	Loan balance as of 3/31/06	TRG's beneficial interest in loan balance as of 3/31/06	Amount of loan balance guaranteed by TRG as of 3/31/06	% of loan balance guaranteed by TRG	% of interest guaranteed by TRG

	(in millions of dollars)
Dolphin Mall	140.7	140.7	140.7	100%	100%
The Mall at Millenia	0.8	0.4	0.4	50%	50%

        In addition, we have guaranteed the payment of $11.1 million related to the remaining development costs and certain tenant allowances for Northlake Mall.

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

        We account for the Cash Tender Agreement between us and Mr. Taubman as a freestanding written put option. As the option put price is defined by the current market price of our stock at the time of tender, the fair value of the written option defined by the Cash Tender Agreement is considered to be zero.

        Based on a market value at March 31, 2006 of $41.67 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $1.1 billion. The purchase of these interests at March 31, 2006 would have resulted in our owning an additional 31% interest in the Operating Partnership.

Capital Spending

        Capital spending for routine maintenance of the shopping centers is generally recovered from tenants. 2006 capital spending through March 31, 2006 is summarized in the following table:

	2006 (1)

	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures

	(in millions of dollars)
New Development Projects
Pre-construction development activities (2)	6.3	6.3
New centers (3)	2.9	2.9

Existing Centers
Renovation projects with incremental GLA
and/or anchor replacement (4)	19.4	19.4	12.9	3.4
Renovations with no incremental GLA effect
and other	0.3	0.3	0.8	0.4
Mall tenant allowances (5)	0.4	0.4	1.6	0.8
Asset replacement costs reimbursable by tenants	0.9	0.9	0.2	0.1

Corporate office improvements and equipment	0.7	0.7

Additions to properties	30.9	30.8	15.5	4.7

(1)	Costs are net of intercompany profits and are computed on an accrual basis. Unconsolidated joint venture amounts exclude costs related to The Pier at Caesars.
(2)	Includes project costs of Oyster Bay.

(3)	Includes costs related to The Mall at Partridge Creek.

(4)	Includes costs related to the renovation of the former Filene’s space at Stamford Town Center, the expansion at Twelve Oaks Mall, and the expansion and renovation of Waterside Shops at Pelican Bay.
(5)	Excludes initial lease-up costs.
(6)	Amounts in this table may not add due to rounding.

        For the three months ended March 31, 2006, in addition to the costs above, we incurred our $1.5 million share of Consolidated Businesses’ and $0.3 million share of Unconsolidated Joint Ventures’ capitalized leasing costs.

        The following table presents a reconciliation of the Consolidated Businesses’ capital spending shown above (on an accrual basis) to additions to properties (on a cash basis) as presented in our Consolidated Statement of Cash Flows for the quarter ended March 31, 2006:

(in millions)

Consolidated Businesses' capital spending	$30.9
Differences between cash and accrual basis	19.9

Additions to properties	$50.8

Planned Capital Spending

New Centers

        Groundbreaking occurred in November 2005 on an approximately 640,000 square foot center, The Mall at Partridge Creek, in Clinton Township, Michigan. The center will be anchored by Nordstrom, Parisian, and MJR Theatres and is scheduled to open in October 2007, with Nordstrom opening in spring 2008. Our investment in this center will be approximately $155 million and we are expecting a stabilized return of 9.5%.

        In January 2005, we entered into an agreement to invest in The Pier at Caesars (The Pier), located in Atlantic City, New Jersey, with Gordon Group Holdings LLC (Gordon), who is developing the center. The Pier is currently under construction, and is expected to open in June 2006. Under the agreement, we will have a 30% interest in The Pier. Our capital contribution in The Pier will be made in three steps. The initial investment of $4 million was made at the closing in January 2005. A second payment equal to 70% of our projected required total investment (less the initial $4 million payment) is expected to be made within six months after the project opens. The third and final payment will be made shortly after the completion of the project’s stabilization year (2007) based on its actual net operating income (NOI) and debt levels. Our total capital contribution will be computed at a price based on a seven percent capitalization rate. Depending on the performance of the project and assuming our share of debt to be $30 million, we expect our total cash investment to be in the range of $30 million to $35 million. Including our share of debt, our total investment would be in the range of $60 million to $65 million. During construction of the project, Gordon will loan the venture the funding for capital expenditures in excess of the construction loan financing. Interest on the loan will be accruable at the short-term applicable federal rate (AFR) under Section 1274(d) of the Internal Revenue Code and will be repaid before any distributions to the venture partners. Our contributions will be used to repay the principal portion of the loan. Consequently, we expect that our share of distributions and income will initially be less than our residual 30% interest. The outstanding balance on the $100 million construction facility at March 31, 2006 was $38.4 million. This facility bears interest at LIBOR plus 2.65% and matures in August 2007. The maturity may be extended under two one-year extension options, assuming certain requirements have been met. The investment in The Pier is accounted for under the equity method.

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

        Our approximately $110 million balance of development pre-construction costs as of March 31, 2006 consists of costs relating to our Oyster Bay project in Syosset, Long Island, New York. The mall will be anchored by Nordstrom and Neiman Marcus. The demolition of the site is finished, and we are working with the community to resolve all issues remaining prior to special use permit approval and the issuance of building permits. Once we have received the necessary approvals we expect to finalize our anticipated costs and return on this project and set an opening date. The returns on this project will be somewhat lower than our normal targets due to the significant pre-development and construction costs on this site resulting from the unanticipated delays in the approval and entitlement process. We expect success with the ongoing negotiations, but if we are ultimately unsuccessful in the negotiation process, it is anticipated that the recovery on this asset would be significantly less than our current investment.

Existing Centers

        Construction is underway on an expansion and renovation at Waterside Shops at Pelican Bay. The expansion will increase the size of the center to 282,000 square feet and will cost approximately $51 million. We expect a return of approximately 11% on our $13 million share of project costs. The tenants will begin opening in stages in 2006. In addition, Nordstrom will join the center as an anchor in fall 2008 and an expansion of the current anchor, Saks Fifth Avenue, will be completed in late 2007 or early 2008.

        Construction has begun on an addition of a 167,000 square foot Nordstrom, a 60,000 square foot expansion and renovation of Marshall Field’s, and approximately 97,000 square feet of additional new store space at Twelve Oaks Mall. Construction is expected to be completed by fall 2007. We expect a 10% return on our estimated cost of $63 million.

        We have started demolition of the former Filene’s building, at Stamford Town Center, which we purchased in 2005. We are currently finalizing our plans for new restaurant and retail space, which is expected to open in fall 2007, with an expected cost of approximately $51 million and a 7.5% to 8% return.

        The following table summarizes planned capital spending for 2006, excluding the capital contribution related to The Pier (above), as well as costs related to the future development in Salt Lake City and projects or expansions for which budgets have not yet been approved by the Board of Directors:

	2006 (1)

	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures

	(in millions of dollars)
New Development Projects (2)	146.2	146.2
Existing Centers (3)	62.9	62.4	21.9	11.8
Corporate office improvements and equipment	5.3	5.3

Total	214.3	213.8	21.9	11.8

(1)	Costs are net of intercompany profits.
(2)	Includes costs related to Oyster Bay and The Mall at Partridge Creek.
(3)	Includes costs related to the expansion and renovation of Twelve Oaks Mall and Stamford Town Center.
(4)	Amounts in this table may not add due to rounding.

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

Subsequent Event

        See “Results of Operations-Debt and Equity Transactions” regarding the planned redemption of Series A Preferred Stock.

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

        On March 8, 2006, we declared a quarterly dividend of $0.305 per common share that was paid on April 20, 2006 to shareowners of record on March 31, 2006. The Board of Directors also declared a quarterly dividend of $0.51875 per share on our 8.3% Series A Preferred Stock, a quarterly dividend of $0.50 per share on our 8% Series G Preferred Stock, and a quarterly dividend of $0.4765625 per share on our 7.625% Series H Preferred Stock, paid on March 31, 2006 to shareholders of record on March 21, 2006.

        The remaining 8.3% Series A Preferred Stock was called on April 18, 2006 and will be redeemed on May 18, 2006. Included in the redemption price of the Series A Preferred Stock are accrued and unpaid dividends of $0.2709028 per share. See “Results of Operations – Debt and Equity Transactions” regarding the redemption of Series A Preferred Stock. On April 18, 2006, we also declared early dividends of $0.2611111 per share on our Series G Cumulative Redeemable Preferred Stock and $0.2488715 per share on our Series H Cumulative Redeemable Preferred Stock. The preferred dividends are payable on May 18, 2006 to shareholders of record on May 8, 2006. These dividends are being paid pursuant to the terms of the Series G and H Preferred Stock, which require that dividends be paid current in the event of a redemption of all or part of a parity class of preferred stock. The dividends that are normally paid at the end of the second quarter will be reduced by the amount of the early dividends.

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

        There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

        There were no material changes from risk factors as previously disclosed in Part I, Item 1A. of our 2005 Form 10-K.

Item 6. Exhibits

10 12 31(a) 31(b) 32(a) 32(b) 99	-- -- -- -- -- -- --	Sixth Amendment to the Second Amendment and Restatement of Agreement of Limited
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

Date: May 1, 2006	TAUBMAN CENTERS, INC. By: /s/ Lisa A. Payne Lisa A. Payne Vice Chairman, Chief Financial Officer, and Director (Principal Financial Officer)