Form 10-Q
period 2006-06-30
TAUBMAN CENTERS INC
filed 2006-08-04
CIK 890319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2006
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

        Yes No

        Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.(Check one):

       Large Accelerated Filer    Accelerated Filer    Non-Accelerated Filer

        Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes No

        As of August 1, 2006, there were outstanding 52,786,418 shares of the Company’s common stock, par value $0.01 per share.

TAUBMAN CENTERS, INC.
CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Item 2. Item 3. Item 4.	Financial Statements (Unaudited)

Consolidated Balance Sheet - June 30, 2006 and December 31, 2005

Consolidated Statement of Operations and Comprehensive Income - Three
Months Ended June 30, 2006 and 2005

Consolidated Statement of Operations and Comprehensive Income - Six
Months Ended June 30, 2006 and 2005

Consolidated Statement of Cash Flows - Six Months Ended
June 30, 2006 and 2005

Notes to Consolidated Financial Statements

Management's Discussion and Analysis of Financial Condition and
Results of Operations

Quantitative and Qualitative Disclosures About Market Risk

Controls and Procedures	2 3 4 5 6 20 38 38

PART II – OTHER INFORMATION

Item 1. Item 1A. Item 4. Item 6. SIGNATURES	Legal Proceedings Risk Factors Submission of Matters to a Vote of Security Holders Exhibits	39 39 39 39 40

TAUBMAN CENTERS, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	June 30 2006	December 31 2005
Assets (Note 1):
Properties	$3,311,749	$3,081,324
Accumulated depreciation and amortization	(766,109)	(651,665)

	$2,545,640	$2,429,659
Investment in Unconsolidated Joint Ventures (Note 4)	109,316	106,117
Cash and cash equivalents (Note 5)	79,091	163,577
Accounts and notes receivable, less allowance for doubtful accounts of $6,919
and $5,497 in 2006 and 2005	32,821	41,717
Accounts and notes receivable from related parties	3,782	2,400
Deferred charges and other assets (Note 1)	101,910	54,110

	$2,872,560	$2,797,580

Liabilities (Note 1):
Notes payable (Note 5)	$2,377,494	$2,089,948
Accounts payable and accrued liabilities	213,952	235,410
Dividends and distributions payable	16,099	15,819
Distributions in excess of investments in and net income of Unconsolidated
Joint Ventures (Note 4)	94,078	101,028

	$2,701,623	$2,442,205
Commitments and contingencies (Notes 3, 5, 7, and 8)

Preferred Equity of TRG (Note 1)	$29,217	$29,217

Partners' Equity of TRG allocable to minority partners (Note 1)

Shareowners' Equity:
Series A Cumulative Redeemable Preferred Stock, $0.01 par value,
8,000,000 shares authorized, $113 million liquidation preference, 4,520,000 shares issued and outstanding at December 31, 2005. No shares outstanding
or authorized at June 30, 2006 (Note 6)		$45
Series B Non-Participating Convertible Preferred Stock, $0.001 par and
liquidation value, 40,000,000 shares authorized, 28,258,897 and
29,175,240 shares issued and outstanding at June 30, 2006 and
December 31, 2005	$28	29
Series G Cumulative Redeemable Preferred Stock, 4,000,000 shares authorized, no par, $100 million liquidation preference, 4,000,000 shares issued and outstanding at June 30, 2006 and December 31, 2005
Series H Cumulative Redeemable Preferred Stock, 3,480,000 shares authorized, no par, $87 million liquidation preference, 3,480,000 shares issued and outstanding at June 30, 2006 and December 31, 2005
Common Stock, $0.01 par value, 250,000,000 shares authorized, 52,786,236 and 51,866,184 shares issued and outstanding at June 30, 2006 and
December 31, 2005	528	519
Additional paid-in capital	632,658	739,090
Accumulated other comprehensive income (loss)	(5,144)	(9,051)
Dividends in excess of net income (Note 1)	(486,350)	(404,474)

	$141,720	$326,158

	$2,872,560	$2,797,580

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Three Months Ended June 30

	2006	2005
Revenues (Note 1):
Minimum rents	$76,587	$63,300
Percentage rents	709	721
Expense recoveries	52,152	41,222
Revenues from management, leasing, and development services	3,160	3,334
Other	6,668	8,629

	$139,276	$117,206

Expenses (Note 1):
Maintenance, taxes, and utilities	$40,485	$32,161
Other operating	16,476	16,164
Management, leasing, and development services	1,527	2,125
General and administrative	7,546	7,786
Interest expense	31,871	26,492
Depreciation and amortization	33,315	33,570

	$131,220	$118,298

Gains on land sales and interest income	$5,504	$2,947

Income before equity in income of Unconsolidated Joint Ventures and minority
and preferred interests	$13,560	$1,855
Equity in income of Unconsolidated Joint Ventures (Note 4)	7,412	9,372

Income before minority and preferred interests	$20,972	$11,227
Minority share of consolidated joint ventures	(3,671)	(10)
Minority interest in TRG:
Minority share of income of TRG	(2,780)	(2,364)
Distributions in excess of minority share of income of TRG (Note 1)	(6,115)	(6,602)
TRG Series F preferred distributions	(615)	(615)

Net income	$7,791	$1,636
Series A , G, H, and I preferred stock dividends (Note 6)	(10,403)	(6,150)

Net income (loss) allocable to common shareowners	$(2,612)	$(4,514)

Net income	$7,791	$1,636
Other comprehensive income:
Unrealized gain on interest rate instruments and other	2,219	139
Reclassification adjustment for amounts recognized in net income	313	336

Comprehensive income	$10,323	$2,111

Basic and diluted earnings per common share (Note 9) -
Net income (loss)	$(0.05)	$(0.09)

Cash dividends declared per common share	$0.305	$0.285

Weighted average number of common shares outstanding	52,782,144	50,520,169

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Six Months Ended June 30

	2006	2005
Revenues (Note 1):
Minimum rents	$152,582	$126,378
Percentage rents	3,599	2,417
Expense recoveries	97,045	78,782
Revenues from management, leasing, and development services	6,083	5,534
Other	17,988	16,252

	$277,297	$229,363

Expenses (Note 1):
Maintenance, taxes, and utilities	$75,283	$62,159
Other operating	33,071	29,589
Management, leasing, and development services	3,045	3,320
General and administrative	14,470	13,745
Interest expense (Note 5)	66,154	52,032
Depreciation and amortization	66,704	63,069

	$258,727	$223,914

Gains on land sales and interest income	$7,927	$5,552

Income before equity in income of Unconsolidated Joint Ventures and minority
and preferred interests	$26,497	$11,001
Equity in income of Unconsolidated Joint Ventures (Note 4)	15,883	18,442

Income before minority and preferred interests	$42,380	$29,443
Minority share of consolidated joint ventures	(4,132)	(16)
Minority interest in TRG:
Minority share of income of TRG	(8,497)	(7,529)
Distributions in excess of minority share of income of TRG (Note 1)	(9,296)	(10,612)
TRG Series F preferred distributions	(1,230)	(1,230)

Net income	$19,225	$10,056
Series A , G, H, and I preferred stock dividends (Note 6)	(16,406)	(12,300)

Net income (loss) allocable to common shareowners	$2,819	$(2,244)

Net income	$19,225	$10,056
Other comprehensive income:
Unrealized gain on interest rate instruments and other	3,133	839
Reclassification adjustment for amounts recognized in net income	774	655

Comprehensive income	$23,132	$11,550

Basic and diluted earnings per common share (Note 9) -
Net income (loss)	$0.05	$(0.04)

Cash dividends declared per common share	$0.61	$0.57

Weighted average number of common shares outstanding	52,456,890	50,084,438

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Six Months Ended June 30

	2006	2005
Cash Flows From Operating Activities:
Net income	$19,225	$10,056
Adjustments to reconcile net income to net cash provided by operating activities:
Minority and preferred interests	23,155	19,387
Depreciation and amortization	66,704	63,069
Provision for losses on accounts receivable	2,912	2,293
Gains on sales of land	(4,084)	(4,833)
Other	3,401	2,377
Increase (decrease) in cash attributable to changes in assets and liabilities:
Receivables, deferred charges and other assets	(4,400)	(3,168)
Accounts payable and other liabilities	(15,439)	(7,932)

Net Cash Provided by Operating Activities	$91,474	$81,249

Cash Flows From Investing Activities:
Additions to properties	$(84,864)	$(61,207)
Net proceeds from disposition of interest in center (Note 3)	9,000
Proceeds from sales of land	5,423	4,251
Contributions to Unconsolidated Joint Ventures	(2,129)	(26,806)
Distributions from Unconsolidated Joint Ventures in excess of income	4,959	15,562

Net Cash Used In Investing Activities	$(67,611)	$(68,200)

Cash Flows From Financing Activities:
Debt proceeds	$495,500	$248,736
Debt payments	(382,782)	(199,803)
Debt issuance costs	(1,154)	(912)
Contribution from minority interest (Note 3)	3,500
Issuance of common stock and/or partnership units in connection with Incentive
Option Plan (Note 7)		6,701
Issuance of preferred stock (Note 6)	113,000
Redemption of preferred stock (Note 6)	(226,000)
Equity issuance costs	(607)
Distributions to minority and preferred interests (Note 1)	(68,491)	(19,371)
Cash dividends to preferred shareowners	(11,754)	(12,300)
Cash dividends to common shareowners	(31,915)	(28,136)

Net Cash Used In Financing Activities	$(110,703)	$(5,085)

Net Increase (Decrease) In Cash and Cash Equivalents	$(86,840)	$7,964

Cash and Cash Equivalents at Beginning of Period	163,577	29,081

Effect of consolidating Cherry Creek Shopping Center (Note 1)
(Cherry Creek Shopping Center's cash balance at beginning of year)	2,354

Cash and Cash Equivalents at End of Period	$79,091	$37,045

Non-cash investing and financing activities – Consolidated assets and liabilities increased upon consolidation of the accounts of Cherry Creek Shopping Center on January 1, 2006 (Note 1).

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Interim Financial Statements

General

        Taubman Centers, Inc. (the Company or TCO), a real estate investment trust, or REIT, is the managing general partner of The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG). The Operating Partnership is an operating subsidiary that engages in the ownership, management, leasing, acquisition, development, and expansion of regional retail shopping centers and interests therein. The Operating Partnership’s owned portfolio as of June 30, 2006 included 22 urban and suburban shopping centers in ten states. One new center is under construction in Michigan.

        In 2005, the Company formed Taubman Asia, which will be the platform for its future expansion into the Asia-Pacific region. Taubman Asia is headquartered in Hong Kong and is seeking opportunities in Asia to augment the Company’s existing development and acquisition activities.

Consolidation

        The consolidated financial statements of the Company include all accounts of the Company, the Operating Partnership, and its consolidated subsidiaries, including The Taubman Company LLC (the Manager). The Company consolidates the accounts of the owner of The Mall at Partridge Creek (Note 3), which qualifies as a variable interest entity under FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (FIN 46R) for which the Operating Partnership is considered to be the primary beneficiary. All intercompany transactions have been eliminated.

        Investments in entities not controlled but over which the Company may exercise significant influence (Unconsolidated Joint Ventures) are accounted for under the equity method. The Company has evaluated its investments in the Unconsolidated Joint Ventures and has concluded that the ventures are not variable interest entities as defined in FIN 46R. Accordingly, the Company accounts for its interests in these ventures under the guidance in Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures,” (SOP 78-9), as amended by FASB Staff Position 78-9-1, and Emerging Issues Task Force Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (EITF 04-5). The Company’s partners or other owners in these Unconsolidated Joint Ventures have substantive participating rights, as contemplated by paragraphs 16 through 18 of EITF 04-5, including approval rights over annual operating budgets, capital spending, financing, admission of new partners/members, or sale of the properties and the Company has concluded that the equity method of accounting is appropriate for these interests. Specifically, the Company’s 79% investment in Westfarms is through a general partnership in which the other general partners have approval rights over annual operating budgets, capital spending, refinancing, or sale of the property.

        With the issuance of EITF 04-5 and the amendment of SOP 78-9, the Company began consolidating, as of January 1, 2006, the entity that owns Cherry Creek Shopping Center, a 50% owned joint venture, pursuant to the transition methodology provided in EITF 04-5. The impact to the balance sheet was an increase in assets of approximately $128 million and liabilities of approximately $180 million, and a $52 million reduction of beginning equity representing the cumulative effect of change in accounting principle. The reduction in beginning equity was the result of the Company’s venture partner’s deficit capital account as of December 31, 2005, which was recorded at zero in the consolidated balance sheet as of January 1, 2006.

        Because the net equity balance (accumulated distributions from operations in excess of net income) of the outside partners in certain of the Company’s consolidated joint ventures is less than zero, the interest of these outside partners is presented as a zero balance in the consolidated balance sheet as of June 30, 2006 and December 31, 2005. The income allocated to these noncontrolling partners is equal to their share of operating distributions as long as the net equity of the partners is less than zero.

        The Company accounts for distributions to minority partners that result from financing transactions as a debit balance minority interest upon determination that (1) the distribution was the result of appreciation in the fair value of the property above the book value, (2) the financing was provided at a loan to value ratio commensurate with non-recourse real estate lending, and (3) the excess of the property value over the financing provides support for the eventual recovery of the debit balance minority interest upon sale or disposal of the property. Debit balance minority interests are considered as part of the carrying value of a property, should events or circumstances indicate that it may not be recoverable.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

        In May 2006, Cherry Creek Shopping Center refinanced its debt and distributed the excess proceeds to the partners. The joint venture partner’s $45 million share of the distributed excess proceeds is classified as minority interest and included in Deferred Charges and Other Assets in the Company’s consolidated balance sheet.

Ownership

        In addition to the Company’s common stock, there are three classes of preferred stock (Series B, G, and H) outstanding as of June 30, 2006. Dividends on the 8% Series G and 7.625% Series H preferred stocks are cumulative and are payable in arrears on or before the last day of each calendar quarter. The Company owns corresponding Series G and Series H Preferred Equity interests in the Operating Partnership that entitle the Company to income and distributions (in the form of guaranteed payments) in amounts equal to the dividends payable on the Company’s Series G and Series H Preferred Stock. The remaining shares of 8.3% Series A Cumulative Redeemable Preferred Stock (Series A Preferred Stock) were redeemed in May 2006 (Note 6).

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

The Operating Partnership

        At June 30, 2006, the Operating Partnership’s equity included three classes of preferred equity (Series F, G, and H) and the net equity of the partnership unitholders. Net income and distributions of the Operating Partnership are allocable first to the preferred equity interests, and the remaining amounts to the general and limited partners in the Operating Partnership in accordance with their percentage ownership. The Series G and Series H Preferred Equity are owned by the Company and are eliminated in consolidation. The Series F Preferred Equity is owned by an institutional investor.

        Because the net equity of the Operating Partnership unitholders is less than zero, $(281) million as of June 30, 2006, the interest of the noncontrolling unitholders is presented as a zero balance in the consolidated balance sheet as of June 30, 2006 and December 31, 2005. The income allocated to the noncontrolling unitholders is equal to their share of distributions as long as the net equity of the Operating Partnership is less than zero. The net equity of the Operating Partnership is less than zero because of accumulated distributions in excess of net income and not as a result of operating losses. Distributions to partners are usually greater than net income because net income includes non-cash charges for depreciation and amortization.

        The Company’s ownership in the Operating Partnership at June 30, 2006 consisted of a 65% managing general partnership interest, as well as the Series G and H Preferred Equity interests. The Company’s average ownership percentage in the Operating Partnership for the six months ended June 30, 2006 and 2005 was 65% and 62%, respectively. At June 30, 2006, the Operating Partnership had 81,078,342 units of partnership interest outstanding, of which the Company owned 52,786,236.

Finite Life Entities

        SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. At June 30, 2006, the Company held controlling majority interests in consolidated entities with specified termination dates in 2080 and 2083. The minority owners’ interests in these entities are to be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entity. The estimated fair value of these minority interests was approximately $121 million at June 30, 2006, compared to a book value of $(45) million, which is classified as Deferred Charges and Other Assets on the Company’s consolidated balance sheet.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Modified Useful Lives and Income Statement Reclassifications

        During the first quarter of 2006, the Company modified its estimated useful lives of capital assets that are recoverable from its tenants. This change in estimate was a result of the Company’s initiative of offering its tenants the option to pay for common area maintenance costs through fixed payments versus the historical practice of a tenant paying an amount equal to its proportionate share of common area costs. The change in useful lives better aligns the depreciation of common area assets with the Company’s lease portfolio. This change in estimate did not have a material effect on the current results of operations but could be material in future periods. Beginning in 2006, depreciation on these assets, which was previously included in recoverable expenses, is included in depreciation and amortization.

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

Note 2 – Income Taxes

        The Company’s taxable REIT subsidiaries are subject to corporate level income taxes, which are provided for in the Company’s financial statements. The Company’s deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. The Company’s temporary differences primarily relate to deferred compensation and depreciation. During the three and six months ended June 30, 2006, the Company’s federal income tax expense was zero as a result of a net operating loss incurred from its taxable REIT subsidiaries. As of June 30, 2006, the Company had a net deferred tax asset of $3.4 million, after a valuation allowance of $8.6 million. As of December 31, 2005, the net deferred tax asset was $3.2 million, after a valuation allowance of $9.6 million.

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

New Center Development

Northlake Mall

        Northlake Mall, a wholly-owned regional center, opened on September 15, 2005 in Charlotte, North Carolina.

The Mall at Partridge Creek

        The Mall at Partridge Creek, a 640,000 square foot center, is under construction in Clinton Township, Michigan. The center will be anchored by Nordstrom, Parisian, and MJR Theatres, and is scheduled to open in October 2007, with Nordstrom opening in spring 2008. In May 2006, the Operating Partnership engaged the services of a third-party investor to acquire certain property associated with the project, in order to facilitate a Section 1031 like-kind exchange to provide flexibility for disposing of assets in the future. The third-party investor became the owner of the project and leases the land from a subsidiary of the Operating Partnership. In turn, the owner leases the project back to the Operating Partnership.

        Funding for the project is expected from the following sources. The Operating Partnership will provide approximately 45% of the project funding under a junior subordinated financing. The owner will provide $9 million in equity, which included $3.5 million as of June 30, 2006, with the remaining $5.5 million having been received in July 2006. Funding for the remaining project costs is expected to be provided by a third-party construction loan. The owner’s equity contribution, representing minority interest, is included within Accounts Payable and Accrued Liabilities in the Company’s consolidated balance sheet.

        The Operating Partnership is the construction manager for the project and has an option to purchase the property and assume the ground lease from the owner during the 30-month exchange period ending December 2008. The option, if exercised, will provide the owner a 12% cumulative return on its equity. In the event the Operating Partnership does not exercise its right to purchase the property from the owner, the owner will have the right to sell all of its interest in the property, provided that the purchaser shall assume all of the obligations and be assigned all of the owner’s rights under the ground lease, the operating lease, and any remaining obligations under the loans.

        The Operating Partnership has guaranteed the lease payments on the operating lease (excluding annual supplemental rent equal to 1.67% of the owner’s outstanding equity balance, commencing after the exchange period) as well as completion of the project. The Company consolidates the accounts of the owner and the junior loan and other intercompany transactions are eliminated in consolidation.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Pier at Caesars

        In January 2005, the Company entered into an agreement to invest in The Pier at Caesars (The Pier), located in Atlantic City, New Jersey, with Gordon Group Holdings LLC (Gordon), the developer. Stores began opening at The Pier beginning in late June 2006. The center is approximately 95% leased and committed and is expected to be approximately 80% occupied by year end. Under the agreement, the Company will have a 30% interest in The Pier. The Company’s capital contribution in The Pier will be made in three steps. The initial investment of $4 million was made at the closing in January 2005. A second payment equal to 70% of the Company’s projected required total investment (less the initial $4 million payment) is expected to be made toward the end of this year. The third and final payment will be made in early 2008 based on the project’s actual 2007 net operating income (NOI) and debt levels. The Company’s total capital contribution will be computed at a price based on a seven percent capitalization rate. Depending on the performance of the project and assuming its share of debt to be $30 million, the Company expects its total cash investment to be in the range of $30 million to $35 million. Including its share of debt, the Company’s total investment would be in the range of $60 million to $65 million. During construction of the project, Gordon will loan the venture the funding for capital expenditures in excess of the construction loan financing. Interest on the loan is accruable at the short-term applicable federal rate (AFR) under Section 1274(d) of the Internal Revenue Code and will be repaid before any distributions to the venture partners. The Company’s contributions will be used to repay the principal portion of the Gordon loan. Consequently, the Company expects that its share of distributions and income will initially be less than its residual 30% interest. The outstanding balance on the $100 million construction facility at June 30, 2006 was $58.9 million. This facility bears interest at LIBOR plus 2.65% and matures in August 2007. The maturity may be extended under two one-year extension options, assuming certain requirements have been met. The investment in The Pier is accounted for under the equity method.

Oyster Bay

        The Company’s approximately $119 million balance of development pre-construction costs as of June 30, 2006 consists of costs relating to its Oyster Bay project in Syosset, Long Island, New York. The demolition of the site is finished and the Company is working with the community to resolve all issues remaining prior to special use permit approval and the issuance of building permits. The Company expects success with the ongoing negotiations, but if it is ultimately unsuccessful in the negotiation process, it is anticipated that its recovery on this asset would be significantly less than its current investment.

Note 4 — Investments in Unconsolidated Joint Ventures

        The Company has investments in joint ventures that own shopping centers. The Operating Partnership is the managing general partner or managing member of these Unconsolidated Joint Ventures, except for the ventures that own Arizona Mills, The Mall at Millenia, Waterside Shops at Pelican Bay, and The Pier at Caesars. The Company began providing certain management services upon the opening of The Pier at Caesars on June 27, 2006.

Shopping Center	Ownership as of June 30, 2006 and December 31, 2005
Arizona Mills	50%
Fair Oaks	50
The Mall at Millenia	50
The Pier at Caesars	(Note 3)
Stamford Town Center	50
Sunvalley	50
Waterside Shops at Pelican Bay	25
Westfarms	79

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

        Combined balance sheet and results of operations information is presented in the following table for the Unconsolidated Joint Ventures, followed by the Operating Partnership’s beneficial interest in the combined information. Beneficial interest is calculated based on the Operating Partnership’s ownership interest in each of the Unconsolidated Joint Ventures. The combined information of the Unconsolidated Joint Ventures excludes the balances of The Pier at Caesars (Note 3). The accounts of Woodland, formerly a 50% Unconsolidated Joint Venture sold in December 2005, are included in these results through the date of the sale. Beginning January 1, 2006, the entity that owns Cherry Creek Shopping Center is accounted for as a consolidated entity (Note 1). The accounts of Cherry Creek Shopping Center are included in these results through December 31, 2005. In addition, in 2006 the Company modified its income statement presentation for depreciation of center replacement assets, and revenues and expense related to marketing and promotion services. As a result, certain reclassifications have been made to prior year amounts to conform to current year classifications. (See Note 1 – Modified Useful Lives and Income Statement Reclassifications).

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	June 30 2006	December 31 2005
Assets:
Properties	$922,456	$1,076,743
Accumulated depreciation and amortization	(303,915)	(363,394)

	$618,541	$713,349
Cash and cash equivalents	28,283	33,498
Accounts and notes receivable, less allowance for doubtful
accounts of $1,374 and $1,822 in 2006 and 2005	14,615	23,189
Deferred charges and other assets	17,189	24,458

	$678,628	$794,494

Liabilities and accumulated deficiency in assets:
Notes payable	$820,420	$999,545
Accounts payable and other liabilities	39,535	59,322
TRG's accumulated deficiency in assets	(140,511)	(172,554)
Unconsolidated Joint Venture Partners' accumulated
deficiency in assets	(40,816)	(91,819)

	$678,628	$794,494

TRG's accumulated deficiency in assets (above)	$(140,511)	$(172,554)
TRG's investment in The Pier at Caesars	4,792	4,663
TRG basis adjustments, including elimination of intercompany profit	79,455	80,424
TCO's additional basis	71,502	92,556

Net Investment in Unconsolidated Joint Ventures	$15,238	$5,089

Distributions in excess of investments in and net income of
Unconsolidated Joint Ventures	94,078	101,028

Investment in Unconsolidated Joint Ventures	$109,316	$106,117

	Three Months Ended June 30		Six Months Ended June 30

	2006	2005	2006	2005
Revenues	$58,474	$72,554	$117,126	$145,137

Maintenance, taxes, utilities, and other operating expenses	$20,844	$25,981	$39,995	$50,807
Interest expense	13,353	16,742	26,595	33,517
Depreciation and amortization	9,470	11,549	18,960	24,395

Total operating costs	$43,667	$54,272	$85,550	$108,719

Net income	$14,807	$18,282	$31,576	$36,418

Net income allocable to TRG	$7,499	$9,438	$16,524	$18,603
Realized intercompany profit, net of depreciation on TRG's
additional basis	399	694	331	1,359
Depreciation of TCO's additional basis	(486)	(760)	(972)	(1,520)

Equity in income of Unconsolidated Joint Ventures	$7,412	$9,372	$15,883	$18,442

Beneficial interest in Unconsolidated Joint Ventures'
operations:
Revenues less maintenance, taxes, utilities, and other
operating expenses	$21,389	$26,276	$43,757	$52,942
Interest expense	(7,617)	(9,318)	(15,173)	(18,647)
Depreciation and amortization	(6,360)	(7,586)	(12,701)	(15,853)

Equity in income of Unconsolidated Joint Ventures	$7,412	$9,372	$15,883	$18,442

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 5 – Beneficial Interest in Debt and Interest Expense

        In May 2006, Cherry Creek Shopping Center closed on a $280 million non-recourse refinancing. The interest-only loan has a ten-year term and bears interest at an effective rate of 5.24%. Proceeds were used to pay down the existing 7.68%, $173 million mortgage on the center, plus accrued interest and fees. Excess proceeds were distributed to the partners (Note 1).

        In March 2006, the Company entered into two forward starting swaps totaling $100 million, to partially hedge interest rate risk associated with the planned refinancing of International Plaza in January 2008. The weighted average forward swap rate for these two swaps is 5.3%, excluding the credit spread.

        In February 2006, the Company paid off the $56.2 million third-party loan on Oyster Bay. In addition, the remaining $144.4 million balance on the loans on The Shops at Willow Bend was paid off when the loans became prepayable without penalty in February 2006. Interest expense for the six months ended June 30, 2006 includes a $2.1 million charge incurred in connection with the write-off of financing costs related to the pay-off of the loans on The Shops at Willow Bend.

        Also in February 2006, the Company closed on a $215.5 million, 5.41% non-recourse financing of Northlake Mall. This interest-only loan has a 10-year term.

        The Company has given notice of its intent to pay off the remaining $140 million balance on the loan on Dolphin Mall when it becomes prepayable without penalty on August 9, 2006. The Company expects to write-off approximately $1 million of remaining financing costs related to the Dolphin loan at that time.

        The Operating Partnership’s beneficial interest in the debt, capital lease obligations, capitalized interest, and interest expense of its consolidated subsidiaries and its Unconsolidated Joint Ventures is summarized in the following table. The Operating Partnership’s beneficial interest in the Consolidated Subsidiaries excludes debt and interest related to the minority interests in International Plaza (49.9%), MacArthur Center (5%), The Mall at Wellington Green (10%), and Cherry Creek Shopping Center (50%, a consolidated subsidiary as of January 1, 2006). Unconsolidated Joint Venture amounts exclude The Pier at Caesars.

	At 100%		At Beneficial Interest

	Consolidated Subsidiaries	Unconsolidated Joint Ventures	Consolidated Subsidiaries	Unconsolidated Joint Ventures

Debt as of:
June 30, 2006	$2,377,494	$820,420	$2,120,040	$468,414
December 31, 2005	2,089,948	999,545	1,972,046	558,443

Capital lease obligations:
June 30, 2006	$10,283	$1,406	$9,946	$703
December 31, 2005	13,014	1,966	12,510	983

Capitalized interest:
Six months ended June 30, 2006	$4,316		$4,314
Six months ended June 30, 2005	5,155		5,155

Interest expense:
Six months ended June 30, 2006	$66,154	$26,595	$59,864	$15,173
Six months ended June 30, 2005	52,032	33,517	49,382	18,647

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

        Payments of principal and interest on the loans in the following table are guaranteed by the Operating Partnership as of June 30, 2006.

Center	Loan balance as of 6/30/06	TRG's beneficial interest in loan balance as of 6/30/06	Amount of loan balance guaranteed by TRG as of 6/30/06	% of loan balance guaranteed by TRG	% of interest guaranteed by TRG

	(in millions of dollars)
Dolphin Mall	140.1	140.1	140.1	100%	100%
The Mall at Millenia	0.7	0.3	0.3	50%	50%

        Payments of rents and certain other sums payable related to The Mall at Partridge Creek agreements are guaranteed by the Operating Partnership (Note 3).

        The Company is required to escrow cash balances for specific uses stipulated by its lenders, including ground lease payments, taxes, insurance, debt service, capital improvements, leasing costs, and tenant allowances. The Company’s cash balances restricted for these uses were $7.8 million and $8.5 million as of June 30, 2006 and December 31, 2005, respectively. Such amounts are included within cash and cash equivalents in the Company’s consolidated balance sheet.

        In addition, the Operating Partnership has guaranteed the payment of $7.3 million related to the remaining development costs and certain tenant allowances for Northlake Mall.

        Certain loan agreements contain various restrictive covenants, including minimum net worth requirements, minimum debt service coverage ratios, a maximum payout ratio on distributions, a maximum leverage ratio, a minimum debt yield ratio, and a minimum fixed charges coverage ratio, the latter being the most restrictive. The Operating Partnership is in compliance with all of its covenants. The maximum payout ratio on distributions covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreement except as required to maintain the Company’s tax status, pay preferred distributions, and for distributions related to the sale of certain assets.

Note 6 – Equity Transactions

        In May 2006, the Company redeemed all of the remaining Series A Preferred Stock at a price of $25.2709028 per share, which included accrued and unpaid dividends. The Company previously had $113 million or 4,520,000 shares of its Series A Preferred Stock outstanding. Emerging Issues Task Force Topic D-42, “The Effect on the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock,” provides that any excess of the fair value of the consideration transferred to the holders of preferred stock redeemed over the carrying amount of the preferred stock should be subtracted from net earnings to determine net earnings available to common stockholders. As a result of application of Topic D-42, the Company recognized a charge of $4.0 million in the second quarter of 2006, representing the difference between the carrying value and the redemption price of the Series A Preferred Stock redeemed.

        The Series A Preferred Stock was redeemed with the proceeds of a $113 million private preferred stock issuance, the Series I Cumulative Redeemable Preferred Stock (Series I Preferred Stock). The Series I Preferred Stock paid dividends at a floating rate equal to 3-month LIBOR plus 1.25%, an effective rate of 6.4225% for the period the shares were outstanding. The Company redeemed the Series I Preferred Stock on June 30, 2006, using available cash. The Company recognized a charge of $0.6 million at that time, representing the difference between the carrying value, which includes original issuance costs, and the redemption price of the Series I Preferred Stock.

        In addition, the Board of Directors of the Company declared early dividends of $0.2611111 per share on its Series G Cumulative Redeemable Preferred Stock and $0.2488715 per share on its Series H Cumulative Redeemable Preferred Stock, paid on May 18, 2006 to shareholders of record on May 8, 2006. These dividends were paid pursuant to the terms of the Series G and H Preferred Stock, which require that dividends be paid current in the event of redemption of all or part of a parity class of preferred stock. The dividends required to be paid at the end of the second quarter were reduced by the amount of the early dividends.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

        In December 2005, the Company’s Board of Directors authorized the purchase of up to $50 million of the Company’s common stock on the open market. For each share of stock repurchased, one Operating Partnership unit will be redeemed. As of June 30, 2006, the Company had not purchased any shares or redeemed any units under this program. Repurchases of common stock will be financed through general corporate funds and through borrowings under existing lines of credit.

        During the six months ended June 30, 2006 and 2005, 916,343 and 720,499 shares, respectively, of Series B Preferred Stock were converted to 63 and 51 shares of the Company’s common stock, respectively, as a result of tenders of units under the Continuing Offer (defined in Note 8 below).

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

        On January 1, 2006, the Company adopted Statement No. 123 (Revised) “Share-Based Payment.” As part of its adoption of the Statement with respect to any grant for which vesting accelerates upon retirement, the Company has begun recognizing compensation cost from the date of the grant through the date the employee first becomes eligible to retire, if this period is shorter than the stated vesting period of the grant. In prior periods, the Company recognized compensation cost using the stated vesting period, regardless of retirement eligibility. As the Company had previously applied the fair value recognition provisions of Statement No. 123, the adoption of Statement No. 123 (Revised) did not have a material effect on the Company’s results of operations.

        The compensation cost charged to income for the above-mentioned share-based compensation plans was $1.1 million and $2.1 million for the three and six months ended June 30, 2006 and $1.0 million for both the three and six months ended June 30, 2005. Compensation cost capitalized as part of properties and deferred leasing costs was $0.2 million and $0.4 million for the three and six months ended June 30, 2006 and $0.2 million for both the three and six months ended June 30, 2005.

        The Company currently recognizes no tax benefits from the recognition of compensation cost or tax deductions incurred upon the exercise or vesting of share-based awards. Any allocations of compensation cost or deduction to the Company’s corporate taxable REIT subsidiaries from the Company’s Manager, which is treated as a partnership for federal income tax purposes, have resulted in a full valuation allowance being recorded against its net deferred tax asset associated with the temporary differences related to share-based compensation. This is primarily due to prior year cumulative tax net operating losses incurred through the quarter ending June 30, 2006.

Incentive Options

        The Company’s incentive option plan (the Option Plan), which is shareholder approved, permits the grant of options to employees. The Operating Partnership’s units issued in connection with the Option Plan are exchangeable for new shares of the Company’s common stock under the Continuing Offer (Note 8). Options for 1.1 million partnership units have been granted and are outstanding at June 30, 2006. Of the 1.1 million options outstanding, 0.6 million have vesting schedules with one-third vesting at each of the third, fifth, and seventh years of the grant anniversary, if continuous service has been provided and certain conditions dependent on the Company’s market performance in comparison to its competitors have been met. Substantially all of the other 0.5 million options outstanding have vesting schedules with one-third vesting at each of the first, second, and third years of the grant anniversary, if continuous service has been provided. The options have ten-year contractual terms. As of June 30, 2006, options for 1.1 million Operating Partnership units remain available for grant under the Option Plan.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

        The Company has estimated the value of the options issued during the six months ended June 30, 2006 and 2005 using a Black-Scholes valuation model based on the following assumptions:

	2006	2005
Expected volatility	20.87%-21.14%	21.00%
Expected dividend yield	3.50%	4.00%
Expected terms (in years)	7	7
Risk-free interest rate	4.74%-5.08%	3.83%-4.15%

        Expected volatility and dividend yields are based on historical volatility and yields of the Company’s stock, respectively, as well as other factors. In developing the assumption of expected term, the Company has considered the vesting and contractual terms as well as the expected terms of options disclosed by members of its peer group. The risk-free rates used are based on the U.S. Treasury yield curves in effect at the times of grants. For the options for which vesting is dependent on the Company’s market performance in comparison to its competitors, the Company used a Monte Carlo simulation to estimate the probability of the vesting conditions being met. The Company assumes no forfeitures under the Option Plan due to the small number of participants and low turnover rate. The weighted-average grant-date fair value of all options granted, including those dependent on market performance, during the quarters ended June 30, 2006 and 2005 was $8.44 and $4.86 per option, respectively, and during the six months ended June 30, 2006 and 2005 was $8.11 and $3.81 per option, respectively.

        A summary of option activity under the Option Plan for the six months ended June 30, 2006 is presented below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Outstanding at January 1, 2006	852,139	$ 30.13
Granted	263,237	40.37

Outstanding at June 30, 2006	1,115,376	$ 32.55	9.0	$ 9.3

Fully vested options at June 30, 2006	100,434	$ 31.31	8.8	$ 1.0

        There were 90,852 options that vested during the six months ended June 30, 2006.

        The total intrinsic value of options exercised during the three and six months ended June 30, 2005 was $9.5 million. Cash received from option exercises under the Option Plan for the three and six months ended June 30, 2005 was $6.7 million. There were no options exercised during the three and six months ended June 30, 2006.

        As of June 30, 2006, there were 1.0 million nonvested options outstanding, and $3.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.5 years.

        Under the Option Plan, vested unit options can be exercised by tendering mature units with a market value equal to the exercise price of the unit options. In 2002, Robert S. Taubman, the Company's chief executive officer, exercised options for 3.0 million units by tendering 2.1 million mature units and deferring receipt of 0.9 million units under the unit option deferral election. As the Company declares distributions, the deferred option units receive their proportionate share of the distributions in the form of cash payments. These deferred option units will remain in a deferred compensation account until Mr. Taubman's retirement or ten years from the date of exercise. Beginning with the ten year anniversary of the date of exercise, the deferred partnership units will be paid in ten annual installments.

Long-Term Incentive Plan

        In May 2005, the Company's shareholders approved the adoption of The Taubman Company 2005 Long-Term Incentive Plan (LTIP). The LTIP allows the Company to make grants of restricted stock units (RSU) to employees. An aggregate of 1.2 million shares of the Company's common stock remain available for issuance under the LTIP. There were RSU for 0.3 million shares outstanding at June 30, 2006. Each RSU represents the right to receive upon vesting one share of the Company's common stock plus a cash payment equal to the aggregate cash dividends that would have been paid on such share of common stock from the date of grant of the award to the vesting date.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

        A summary of activity under the LTIP is presented below:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value

Outstanding at January 1, 2006	138,904	$ 31.31
Redeemed	(3,918)	33.53
Granted	131,698	40.38
Forfeited	(2,051)	31.31

Outstanding at June 30, 2006	264,633	$ 35.79

        The total intrinsic value of RSU redeemed during the three and six months ended June 30, 2006 was $0.1 million.

        These RSU vest on the third year anniversary of the grant if continuous service has been provided for that period, or upon retirement if earlier. Based on an analysis of historical employee turnover, the Company has made an annual forfeiture assumption of 2.4% of grants when recognizing compensation costs relating to the RSU.

        All of the RSU outstanding at June 30, 2006 were nonvested. As of June 30, 2006, there was $6.6 million of total unrecognized compensation cost related to nonvested RSU outstanding under the LTIP. This cost is expected to be recognized over a weighted-average period of 2.3 years.

Non-Employee Directors’ Stock Grant and Deferred Compensation Plans

        In May 2005, the Company’s shareholders approved the adoption of the Taubman Centers, Inc. Non-Employee Directors’ Stock Grant Plan (SGP). The SGP provides for the quarterly grant to each non-employee director of the Company shares of the Company’s common stock having a fair market value of $3,750, and determined based on the fair value of the Company’s common stock on the last business day of the preceding quarter. The Company has authorized 50,000 shares of the Company’s common stock for issuance under the SGP. As of June 30, 2006, 848 shares have been issued under the SGP. Certain directors have elected to defer receipt of their shares (see below).

        Also in May 2005, the Board of Directors of the Company approved the adoption of the Taubman Centers, Inc. Non-Employee Directors’ Deferred Compensation Plan (DCP). The DCP allows each non-employee director of the Company the right to defer the receipt of all or a portion of his or her annual director retainer until the termination of his or her service on the Company’s Board of Directors and for such deferred compensation to be denominated in restricted stock units, representing the right to receive shares of the Company’s common stock at the end of the deferral period. The Company has authorized 175,000 shares of common stock for issuance under the DCP. During the deferral period, when the Company pays cash dividends on its common stock, the directors’ deferral accounts will be credited with dividend equivalents on their deferred restricted stock units, payable in additional restricted stock units based on the then-fair market value of the Company’s common stock. There were 5,339 restricted stock units outstanding under the DCP at June 30, 2006.

Other Employee Plans

        As of June 30, 2006 and 2005, the Company had fully vested awards outstanding for 76,525 and 88,380 notional shares of stock, respectively, under a previous long-term performance compensation plan. These awards will be settled in cash based on a twenty day average of the market value of the Company’s common stock. The cash payment on these cumulative units remaining has been deferred by employees until retirement or termination. The liability for the eventual payout of these awards is marked to market quarterly based on the twenty day average of the Company’s stock price. During the three months ended June 30, 2006 and 2005, compensation cost was increased by $0.3 million and decreased by $0.6 million relating to these awards, respectively. During the six months ended June 30, 2006 and 2005, compensation cost was increased by $0.2 million and $0.5 million relating to these awards, respectively. The Company paid $37,000 and $0.5 million of this deferred liability during the three and six months ended June 30, 2006, respectively. The Company paid $0.8 million and $6.6 million of this deferred liability during the three and six months ended June 30, 2005, respectively.

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

        Based on a market value at June 30, 2006 of $40.90 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $1.0 billion. The purchase of these interests at June 30, 2006 would have resulted in the Company owning an additional 31% interest in the Operating Partnership.

        The Company has made a continuing, irrevocable offer to all present holders (other than certain excluded holders, including A. Alfred Taubman), assignees of all present holders, those future holders of partnership interests in the Operating Partnership as the Company may, in its sole discretion, agree to include in the continuing offer, and all existing and future optionees under the Operating Partnership’s incentive option plan to exchange shares of common stock for partnership interests in the Operating Partnership (the Continuing Offer).Under the Continuing Offer agreement, one unit of the Operating Partnership interest is exchangeable for one share of the Company’s common stock.

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

        See Notes 3 and 5 for the Operating Partnership’s guarantees of certain notes payable and other obligations.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

        For the three and six months ended June 30, 2006, there were 10.6 million partnership units outstanding and 0.9 million unissued partnership units under unit option deferral elections which may be exchanged for common shares of the Company under the Continuing Offer (Note 8) excluded from the computation as they were anti-dilutive. These outstanding units and unissued units could only be dilutive to earnings per share if the minority interests’ ownership share of the Operating Partnership’s income was greater than their share of distributions. Also, for the three months ended June 30, 2006 there were 0.2 million options to receive partnership units under the incentive option plan and 0.1 million deferred shares under the long-term incentive plan (Note 7) and the non-employee directors’ stock grant and deferred compensation plan (Note 7) outstanding that were excluded from the computation as they were anti-dilutive.

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Net income (loss) allocable to
common shareowners (Numerator)	$ (2,612)	$ (4,514)	$ 2,819	$ (2,244)

Shares (Denominator) - basic	52,782,144	50,520,169	52,456,890	50,084,438
Effect of dilutive securities			245,043

Shares (Denominator) - diluted	52,782,144	50,520,169	52,701,933	50,084,438

Income (loss) per common share:
Basic	$ (0.05)	$ (0.09)	$ 0.05	$ (0.04)

Diluted	$ (0.05)	$ (0.09)	$ 0.05	$ (0.04)

Note 10 – New Accounting Pronouncements

        In June 2006, the FASB issued Interpretation No. 48, “Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” This Interpretation defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect of this Interpretation.

        Also in June 2006, the FASB ratified the EITF’s consensus on Issue No. 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation).” Specifically, EITF 06-3 addresses any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. An accounting policy decision determines if the presentation should be on a gross or a net basis in the income statement. The consensuses in this issue should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. The Company primarily accounts for the sales taxes and other taxes subject to the consensus in EITF 06-3 on the net basis in its income statement.

        In April 2006, the FASB issued FASB Staff Position (FSP) FIN 46R-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R).” This FSP addresses certain implementation issues related to FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities.” Specifically, FSP FIN 46R-6 addresses how a reporting enterprise should determine the variability to be considered in applying FIN 46R. The variability that is considered in applying FIN 46R affects the determination of (a) whether an entity is a variable interest entity (VIE), (b) which interests are “variable interests” in the entity, and (c) which party, if any, is the primary beneficiary of the VIE. That variability affects any calculation of expected losses and expected residual returns, if such a calculation is necessary. The Company is required to apply the guidance in this FSP prospectively to all entities (including newly created entities) and to all entities previously required to be analyzed under FIN 46R when a “reconsideration event” has occurred, beginning July 1, 2006. The Company will evaluate the impact of this Staff Position at the time any such “reconsideration event” occurs, and for any new entities.

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

        The comparability of information used in measuring performance is affected by the opening of Northlake Mall (Northlake) in September 2005 and the sale of our interest in Woodland in December 2005, as well as the expansion and renovation at Waterside Shops at Pelican Bay (Waterside). Additional “comparable center” statistics that exclude Northlake Mall, Waterside, and Woodland are provided to present the performance of comparable centers in our continuing operations. Comparable centers are generally defined as centers that were owned and open for the full periods presented. As of January 1, 2006, we began consolidating the entity that owns Cherry Creek Shopping Center (Cherry Creek). The center is included within our consolidated results and statistics as of that date, while it continues to be presented as an Unconsolidated Joint Venture for dates and periods prior to January 1, 2006. The Pier at Caesars (The Pier) began opening stores in late June 2006, and will be accounted for under the equity method. The center is excluded from our unconsolidated summary information and statistics as of June 30, 2006 (See “New Center Development”).

Current Operating Trends

        Tenant sales and sales per square foot information are operating statistics used in measuring the productivity of the portfolio and are based on reports of sales furnished by mall tenants. Our tenant sales statistics have continued to be strong through the second quarter of 2006, with sales per square foot increasing 8.5% over the second quarter of 2005, and 6.9% for the six months ended June 30, 2006 over the comparable period for 2005. Tenant sales have increased every month for over three years. Sales directly impact the amount of percentage rents certain tenants and anchors pay. The effects of increases or declines in sales on our operations are moderated by the relatively minor share of total rents (approximately four percent annually in 2005) percentage rents represent. However, a sustained trend in sales does impact, either negatively or positively, our ability to lease vacancies and negotiate rents at advantageous rates. We believe these improving tenant sales will provide us an opportunity to increase rents in the future.

        In the second quarter of 2006, occupancy increased to 89.0% compared to 88.7% in the second quarter of 2005. We continue to expect to end the year with increases in occupancy. See “Seasonality” for occupancy and leased space statistics. Temporary tenants, defined as those with lease terms less than 12 months, are not included in occupancy or leased space statistics. As of June 30, 2006, approximately 1.7% of space was occupied by temporary tenants.

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

	Three Months Ended June 30		Six Months Ended June 30

	2006	2005	2006	2005

Average rent per square foot:
Consolidated Businesses	$ 43.28	$ 47.21	$ 43.22	$ 41.60
Unconsolidated Joint Ventures	41.12	42.64	41.48	42.62
Opening base rent per square foot:
Consolidated Businesses	$ 44.11	$ 40.01	$ 45.60	$ 44.66
Unconsolidated Joint Ventures	33.36	46.09	42.74	49.83
Square feet of GLA opened:
Consolidated Businesses	189,497	142,560	419,923	356,593
Unconsolidated Joint Ventures	75,498	89,863	162,497	250,989
Closing base rent per square foot:
Consolidated Businesses	$ 39.60	$ 39.92	$ 42.00	$ 42.72
Unconsolidated Joint Ventures	50.47	47.58	45.83	45.96
Square feet of GLA closed:
Consolidated Businesses	196,713	144,856	586,924	445,919
Unconsolidated Joint Ventures	26,401	52,396	178,743	259,831
Releasing spread per square foot:
Consolidated Businesses	$ 4.51	$ 0.09	$ 3.60	$ 1.94
Unconsolidated Joint Ventures	(17.11)	(1.49)	(3.09)	3.87

        The spread between opening and closing rents may not be indicative of future periods, as this statistic is not computed on comparable tenant spaces, and can vary significantly from period to period depending on the total amount, location, and average size of tenant space opening and closing in the period. In 2006, the releasing spread per square foot of the Unconsolidated Joint Ventures was impacted by the opening of large tenant spaces at certain centers.

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

	2nd Quarter 2006	1st Quarter 2006	Total 2005	4th Quarter 2005	3rd Quarter 2005	2nd Quarter 2005	1st Quarter 2005

	(in thousands of dollars)
Mall tenant sales	989,275	927,139	4,124,534	1,393,006	932,229	913,408	885,891
Revenues and gains on land sales
and interest income:
Consolidated Businesses	144,780	140,444	486,102	136,592	114,595	120,153	114,762
Unconsolidated Joint Ventures	58,554	58,576	306,239	88,052	73,050	72,554	72,583
Occupancy:
Ending-comparable	88.7%	88.3%	90.2%	90.2%	89.3%	88.7%	88.5%
Average-comparable	88.6	88.4	89.1	90.0	89.1	88.6	88.7
Ending	89.0	88.3	90.0	90.0	88.9	88.7	88.4
Average	88.7	88.4	88.9	89.7	88.9	88.5	88.6
Leased space:
Comparable	91.6%	90.7%	91.5%	91.5%	91.3%	91.0%	90.5%
All centers	91.8	90.9	91.7	91.7	91.2	90.9	90.5

        Because the seasonality of sales contrasts with the generally fixed nature of minimum rents and recoveries, mall tenant occupancy costs (the sum of minimum rents, percentage rents, and expense recoveries) relative to sales are considerably higher in the first three quarters than they are in the fourth quarter.

	2nd Quarter 2006	1st Quarter 2006	Total 2005	4th Quarter 2005	3rd Quarter 2005	2nd Quarter 2005	1st Quarter 2005

Consolidated Businesses:
Minimum rents	9.9%	10.5%	9.3%	7.2%	10.3%	10.4%	10.8%
Percentage rents	0.1	0.4	0.4	0.7	0.1	0.1	0.3
Expense recoveries	5.6	4.8	4.6	3.7	4.9	5.4	4.8

Mall tenant occupancy costs	15.6%	15.7%	14.3%	11.6%	15.3%	15.9%	15.9%

Unconsolidated Joint Ventures:
Minimum rents	9.1%	9.7%	8.9%	6.6%	9.6%	10.0%	10.2%
Percentage rents	0.2	0.2	0.3	0.8	0.2		0.3
Expense recoveries	4.1	3.9	4.0	3.6	4.2	4.3	4.0

Mall tenant occupancy costs	13.4%	13.8%	13.2%	11.0%	14.0%	14.3%	14.5%

New Center Development

        The Mall at Partridge Creek (Partridge Creek), a 640,000 square foot center, is under construction in Clinton Township, Michigan. The center will be anchored by Nordstrom, Parisian, and MJR Theatres, and is scheduled to open in October 2007, with Nordstrom opening in spring 2008. See “Liquidity and Capital Resources — The Mall at Partridge Creek Capital Obligations” and “Planned Capital Spending” regarding this and other projects.

Results of Operations

Opening and Disposition

        Stores began opening at The Pier at Caesars (The Pier) in late June 2006, in Atlantic City, New Jersey. The center is approximately 95% leased and committed and is expected to be approximately 80% occupied by year end. Under our agreement with Gordon Group Holdings LLC (Gordon), who developed the center, we will have a 30% interest in The Pier. The results of operations of The Pier were immaterial in the second quarter. See “Liquidity and Capital Resources” regarding this project.

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

        We have fully negotiated the terms of our engagement to provide development, leasing, and on-going management services on a fee basis for the 1.2 million square foot super regional shopping center that will be part of Songdo International City, just south of Seoul, South Korea. The center is anticipated to begin construction in 2007 and open in 2009. The services agreement will extend for 10 years after opening. We have negotiated the opportunity to invest in a portion of the broader project, which will include not only retail, but also office, hotel, and residential uses. We anticipate we will finalize our decision on this investment in the coming months. While we expect the Songdo service agreement to produce revenue in 2006, we may have additional spending on this and other opportunities, and as a result, we continue to expect net spending of approximately $5 million during 2006.

        In addition, we believe there are many other promising opportunities in Asia and we are actively exploring them.

Debt and Equity Transactions

        In May 2006, we redeemed the remaining $113 million of 8.3% Series A Cumulative Redeemable Preferred Stock. We recognized a charge of approximately $4 million in the second quarter of 2006, representing the difference between the carrying value and the redemption price of the Series A Preferred Stock redeemed.

        The Series A Preferred Stock was redeemed with the proceeds of a $113 million private preferred issuance, the Series I Cumulative Redeemable Preferred Stock (Series I Preferred Stock). The Series I Preferred Stock paid dividends at a floating rate equal to 3-month LIBOR plus 1.25%, an effective rate of 6.4225% during the period the stock was outstanding. We redeemed the Series I Preferred Stock on June 30, 2006 using available cash. We recognized a charge of $0.6 million at that time, representing the difference between the carrying value, which includes original issuance costs, and the redemption price of the Series I Preferred Stock.

        In May 2006, Cherry Creek Shopping Center, a 50% owned consolidated joint venture, closed on a $280 million non-recourse refinancing. The interest-only loan has a ten-year term and bears interest at a rate of 5.24%. Proceeds were used to pay down the existing 7.68%, $173 million mortgage on the center, plus accrued interest and fees. Excess proceeds were distributed to the partners.

        In February 2006, we paid off the remaining $144.4 million balance on the loans on The Shops at Willow Bend, when the loans became prepayable without penalty. As a result, we wrote off the remaining $2.1 million of financing costs related to the loans.

        Also in February 2006, we closed on a $215.5 million, 5.41% non-recourse financing of Northlake Mall. This interest-only loan has a 10-year term. In addition, we paid off the $56.2 million third-party loan on Oyster Bay.

        In December 2005, we closed on a $540 million 5.465% non-recourse refinancing of The Mall at Short Hills. This interest-only loan has a ten-year term. Proceeds were used to pay down the existing 6.7%, $260 million loan on the center, the Northlake Mall construction loan, and our revolver.

        Also in December 2005, our Board of Directors authorized the purchase of up to $50 million of our common stock on the open market. As of June 30, 2006, we had not purchased any shares or redeemed any units under this program. Repurchases of common stock will be financed through general corporate funds and through borrowings under existing lines of credit.

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

New Accounting Pronouncements

        In June 2006, the FASB issued Interpretation No. 48, “Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” This Interpretation defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect of this Interpretation.

        Also in June 2006, the FASB ratified the EITF’s consensus on Issue No. 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation).” Specifically, EITF 06-3 addresses any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. An accounting policy decision determines if the presentation should be on a gross or a net basis in the income statement. The consensuses in this issue should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. We primarily account for the sales taxes and other taxes subject to the consensus in EITF 06-3 on the net basis in our income statement.

        In April 2006, the FASB issued FASB Staff Position (FSP) FIN 46R-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R).” This FSP addresses certain implementation issues related to FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities.” Specifically, FSP FIN 46R-6 addresses how a reporting enterprise should determine the variability to be considered in applying FIN 46R. The variability that is considered in applying FIN 46R affects the determination of (a) whether an entity is a variable interest entity (VIE), (b) which interests are “variable interests” in the entity, and (c) which party, if any, is the primary beneficiary of the VIE. That variability affects any calculation of expected losses and expected residual returns, if such a calculation is necessary. We are required to apply the guidance in this FSP prospectively to all entities (including newly created entities) and to all entities previously required to be analyzed under FIN 46R when a “reconsideration event” has occurred, beginning July 1, 2006. We will evaluate the impact of this Staff Position at the time any such “reconsideration event” occurs, and for any new entities.

Presentation of Operating Results

Income Allocation

        The following table contains the operating results of our Consolidated Businesses and the Unconsolidated Joint Ventures. Income allocated to the minority partners in the Operating Partnership and preferred interests is deducted to arrive at the results allocable to our common shareowners. Because the net equity balances of the Operating Partnership and the outside partners in certain consolidated joint ventures are less than zero, the income allocated to the minority and outside partners is equal to their share of operating distributions. The net equity of these minority and outside partners is less than zero due to accumulated distributions in excess of net income and not as a result of operating losses. Distributions to partners are usually greater than net income because net income includes non-cash charges for depreciation and amortization. Our average ownership percentage of the Operating Partnership was 65% during the three and six months ended June 30, 2006, and 62% during the three and six months ended June 30, 2005.

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

        Our presentations of EBITDA and FFO are not necessarily comparable to the similarly titled measures of other REITs due to the fact that not all REITs use the same definitions. These measures should not be considered alternatives to net income (loss) or as an indicator of our operating performance. Additionally, neither represents cash flows from operating, investing or financing activities as defined by GAAP. Reconciliations of Net Income (Loss) Allocable to Common Shareowners to Funds from Operations and Net Income to Beneficial Interest in EBITDA are presented following the Comparison of the Six Months Ended June 30, 2006 to the Six Months Ended June 30, 2005. See the following section regarding certain presentation changes affecting EBITDA and FFO.

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

        Also, as a result of this change in our business practice, we modified our estimated useful lives of CAM assets that are recoverable from tenants as of January 1, 2006. The change in useful lives better aligns the depreciation of common area assets with our lease portfolio. The change in estimate did not have a material effect on the current results of operations but could be material in future periods. The Operating Partnership’s share of depreciation on all capital expenditures was $3.8 million and $4.0 million for the three months ended June 30, 2006 and 2005, respectively, and $5.7 million and $6.4 million for the six months ended June 30, 2006 and 2005, respectively.

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

        Comparison of the Three Months Ended June 30, 2006 to the Three Months Ended June 30, 2005

        The following table sets forth operating results for the three months ended June 30, 2006 and June 30, 2005, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

	Three Months Ended June 30, 2006		Three Months Ended June 30, 2005

	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100% (1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100% (1)

	(in millions of dollars)
REVENUES:
Minimum rents	76.6	35.9	63.3	46.0
Percentage rents	0.7	0.8	0.7	0.3
Expense recoveries	52.2	20.4	41.2	24.2
Management, leasing and development services	3.2		3.3
Other	6.7	1.2	8.6	1.8

Total revenues	139.3	58.3	117.2	72.4

EXPENSES:
Maintenance, taxes, and utilities	40.5	14.2	32.2	17.7
Other operating	16.5	5.9	16.2	7.2
Management, leasing and development services	1.5		2.1
General and administrative	7.5		7.8
Interest expense	31.9	13.4	26.5	16.7
Depreciation and amortization (2) (3)	33.3	10.2	33.6	12.3

Total expenses	131.2	43.8	118.3	54.0

Gains on land sales and interest income	5.5	0.3	2.9	0.2

	13.6	14.8	1.9	18.6

Equity in income of Unconsolidated Joint Ventures (3)	7.4		9.4

Income before minority and preferred interests	21.0		11.2
Minority and preferred interests:
TRG preferred distributions	(0.6)		(0.6)
Minority share of consolidated joint ventures	(3.7)		(0.0)
Minority share of income of TRG	(2.8)		(2.4)
Distributions in excess of minority share of income
of TRG	(6.1)		(6.6)

Net income	7.8		1.6
Preferred dividends	(10.4)		(6.2)

Net income (loss) allocable to common shareowners	(2.6)		(4.5)

SUPPLEMENTAL INFORMATION (4):
EBITDA - 100%	78.7	38.4	61.9	47.7
EBITDA - outside partners' share	(6.8)	(17.0)	(3.9)	(21.4)

Beneficial interest in EBITDA	71.9	21.4	58.0	26.3
Beneficial interest expense	(28.7)	(7.6)	(25.1)	(9.3)
Non-real estate depreciation	(0.6)		(0.5)
Preferred dividends and distributions	(11.0)		(6.8)

Funds from Operations contribution	31.6	13.8	25.6	17.0

(1)	With the exception of the Supplemental Information, amounts include 100% of the Unconsolidated Joint Ventures. Amounts are net of intercompany transactions. The Unconsolidated Joint Ventures are presented at 100% in order to allow for measurement of their performance as a whole, without regard to our ownership interest. In our consolidated financial statements, we account for investments in the Unconsolidated Joint Ventures under the equity method.
(2)	Included in depreciation and amortization of the Consolidated Businesses and Unconsolidated Joint Ventures (at 100%) are $3.0 million and $1.4 million, respectively, of depreciation of center replacement assets for 2006, and $3.3 million and $1.5 million, respectively, for 2005.
(3)	Amortization of our additional basis in the Operating Partnership included in depreciation and amortization was $1.2 million and $1.1 million in 2006 and 2005, respectively. Also, amortization of our additional basis included in equity in income of Unconsolidated Joint Ventures was $0.5 million and $0.8 million in 2006 and 2005, respectively.
(4)	EBITDA and FFO for 2005 have been restated from amounts previously reported to include an add-back of depreciation of center replacement assets reimbursed in the year of acquisition.
(5)	Certain reclassifications have been made to prior year information to conform to current year classifications. Amounts in this table may not add due to rounding.

Consolidated Businesses

        Total revenues for the quarter ended June 30, 2006 were $139.3 million, a $22.1 million or 18.9% increase over the comparable period in 2005. Minimum rents increased $13.3 million, primarily due to Cherry Creek Shopping Center, which we began consolidating in 2006 upon our adoption of EITF 04-5, and the September 2005 opening of Northlake Mall. Minimum rents also increased due to tenant rollovers. Expense recoveries increased primarily due to Cherry Creek, Northlake, and increases in maintenance costs, electricity expense, and property taxes at certain centers. We expect our management, leasing, and development revenues, net of the related expenses, to be approximately $5.0 million in 2006. Other income decreased primarily due to decreases in lease cancellation revenue in 2006 and approximately $0.6 million of non-recurring income during 2005, which were partially offset by Cherry Creek. During the second quarter of 2006, we recognized our approximately $1.3 million and $0.1 million share of the Consolidated Businesses’ and Unconsolidated Joint Ventures’ lease cancellation revenue. For 2006, we are estimating that our share of lease cancellation revenue will be approximately $10 million.

        Total expenses were $131.2 million, a $12.9 million or 10.9% increase over the comparable period in 2005. Maintenance, taxes, and utilities expense increased primarily due to Cherry Creek, Northlake, and increases in maintenance costs, electricity expense, and property taxes at certain centers. Other operating expense remained relatively flat, with increases due to Cherry Creek, office and deal pursuit costs in Asia, and bad debt expense, offset by decreases in development-related costs and severance and relocation costs. General and administrative expense decreased primarily due to severance costs. We expect that the amount of general and administrative expense for each of the remaining quarters of 2006 will be approximately $7.0 million. Interest expense increased due to Cherry Creek, Northlake, and the refinancing of The Mall at Short Hills, which were partially offset by the payoff of the loans on The Shops at Willow Bend. Depreciation expense decreased primarily due to changes in depreciable lives of tenant and anchor allowances in connection with early terminations during 2005, which were partially offset by increases due to Cherry Creek and Northlake.

        Gains on land sales and interest income increased due to higher gains recognized on sales of land and increased interest income, which was primarily due to a higher cash balance on our balance sheet. We do not expect any further peripheral land sales to occur in 2006.

Unconsolidated Joint Ventures

        Total revenues for the three months ended June 30, 2006 were $58.3 million, a $14.1 million or 19.5% decrease from the comparable period in 2005. Minimum rents decreased by $10.1 million, primarily due to the consolidation of Cherry Creek in 2006 and the sale of Woodland in December 2005. Expense recoveries decreased primarily due to Cherry Creek and Woodland, which were partially offset by increased recoveries at certain centers due to increases in CAM expenditures. Other income decreased primarily due to Cherry Creek and Woodland.

        Total expenses decreased by $10.2 million to $43.8 million for the three months ended June 30, 2006. Maintenance, taxes, and utilities expense decreased primarily due to Cherry Creek and Woodland, which were partially offset by increases in maintenance costs, electricity expense, and property taxes at certain centers. Other operating expense decreased due to Cherry Creek and Woodland, which were partially offset by increases in professional fees. Interest expense decreased primarily due to Cherry Creek. Depreciation expense decreased due to Cherry Creek and Woodland.

        As a result of the foregoing, income of the Unconsolidated Joint Ventures decreased by $3.8 million to $14.8 million for the three months ended June 30, 2006. Our equity in income of the Unconsolidated Joint Ventures was $7.4 million, a $2.0 million decrease from the comparable period in 2005.

Net Income

        Our income before minority and preferred interests increased by $9.8 million to $21.0 million for the three months ended June 30, 2006. Preferred dividends in 2006 include $4.7 million of charges recognized in connection with the redemption of the Series A and Series I Preferred Stock. Minority share of income of consolidated joint ventures increased due to Cherry Creek (see “Presentation of Operating Results – Income Allocation.”) After allocation of income to minority and preferred interests, net loss allocable to common shareowners for 2006 was $2.6 million compared to $4.5 million in the comparable period in 2005.

        Comparison of the Six Months Ended June 30, 2006 to the Six Months Ended June 30, 2005

        The following table sets forth operating results for the six months ended June 30, 2006 and June 30, 2005, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

	Six Months Ended June 30, 2006		Six Months Ended June 30, 2005

	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100% (1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100% (1)

	(in millions of dollars)
REVENUES:
Minimum rents	152.6	70.4	126.4	91.3
Percentage rents	3.6	1.7	2.4	1.7
Expense recoveries	97.0	38.5	78.8	47.1
Management, leasing and development services	6.1		5.5
Other	18.0	6.0	16.3	4.8

Total revenues	277.3	116.6	229.4	144.9

EXPENSES:
Maintenance, taxes, and utilities	75.3	27.6	62.2	33.7
Other operating	33.1	11.2	29.6	14.9
Management, leasing and development services	3.0		3.3
General and administrative	14.5		13.7
Interest expense (2)	66.2	26.6	52.0	33.5
Depreciation and amortization (3) (4)	66.7	20.4	63.1	25.9

Total expenses	258.7	85.8	223.9	108.0

Gains on land sales and interest income	7.9	0.5	5.6	0.3

	26.5	31.3	11.0	37.1

Equity in income of Unconsolidated Joint Ventures (4)	15.9		18.4

Income before minority and preferred interests	42.4		29.4
Minority and preferred interests:
TRG preferred distributions	(1.2)		(1.2)
Minority share of consolidated joint ventures	(4.1)		(0.0)
Minority share of income of TRG	(8.5)		(7.5)
Distributions in excess of minority share of income
of TRG	(9.3)		(10.6)

Net income	19.2		10.1
Preferred dividends	(16.4)		(12.3)

Net income (loss) allocable to common shareowners	2.8		(2.2)

SUPPLEMENTAL INFORMATION (5):
EBITDA - 100%	159.4	78.4	126.1	96.5
EBITDA - outside partners' share	(14.7)	(34.6)	(7.3)	(43.6)

Beneficial interest in EBITDA	144.6	43.8	118.8	52.9
Beneficial interest expense	(59.9)	(15.2)	(49.4)	(18.6)
Non-real estate depreciation	(1.2)		(1.1)
Preferred dividends and distributions	(17.6)		(13.5)

Funds from Operations contribution	65.9	28.6	54.8	34.3

(1)	With the exception of the Supplemental Information, amounts include 100% of the Unconsolidated Joint Ventures. Amounts are net of intercompany transactions. The Unconsolidated Joint Ventures are presented at 100% in order to allow for measurement of their performance as a whole, without regard to our ownership interest. In our consolidated financial statements, we account for investments in the Unconsolidated Joint Ventures under the equity method.
(2)	Interest expense for the six months ended June 30, 2006 includes a $2.1 million charge in the first quarter of 2006 in connection with the write-off of financing costs related to the pay-off of the loans on The Shops at Willow Bend when the loans became prepayable without penalty.
(3)	Included in depreciation and amortization of the Consolidated Businesses and Unconsolidated Joint Ventures (at 100%) are $4.7 million and $2.1 million, respectively, of depreciation of center replacement assets for 2006, and $5.0 million and $3.0 million, respectively, for 2005.
(4)	Amortization of the additional basis included in depreciation and amortization was $2.4 million and $2.1 million in 2006 and 2005, respectively. Also, amortization of our additional basis in the Operating Partnership included in equity in income of Unconsolidated Joint Ventures was $1.0 million and $1.5 million in 2006 and 2005, respectively.
(5)	EBITDA and FFO for 2005 have been restated from amounts previously reported to include an add-back of depreciation of center replacement assets reimbursed in the year of acquisition.
(6)	Certain reclassifications have been made to prior year information to conform to current year classifications. Amounts in this table may not add due to rounding.

Consolidated Businesses

        Total revenues for the six months ended June 30, 2006 were $277.3 million, a $47.9 million or 20.9% increase over the comparable period in 2005. Minimum rents increased $26.2 million, primarily due to Cherry Creek Shopping Center, which we began consolidating in 2006 upon our adoption of EITF 04-5, and the September 2005 opening of Northlake Mall. Minimum rents also increased due to tenant rollovers and income from temporary tenants and specialty retailers. Percentage rents increased due to increasing tenant sales and Cherry Creek. Expense recoveries increased primarily due to Cherry Creek, Northlake, and increases in CAM expenditures. Other income increased primarily due to Cherry Creek and Northlake, which were partially offset by approximately $0.6 million of non-recurring income during 2005.

        Total expenses were $258.7 million, a $34.8 million or 15.5% increase over the comparable period in 2005. Maintenance, taxes, and utilities expense increased primarily due to Cherry Creek, Northlake, and increases in maintenance costs, electricity expense, and property taxes at certain centers. Other operating expense increased primarily due to Cherry Creek, as well as increases in professional fees, office and deal pursuit costs in Asia, and bad debt expense. These increases were partially offset by decreases in development-related costs and relocation costs. Interest expense increased due to Cherry Creek, Northlake, the write-off of financing costs related to the pay-off of the loans on The Shops at Willow Bend, and refinancings. These increases were partially offset by a decrease due to the payoff of the loans on The Shops at Willow Bend. Depreciation expense increased primarily due to Cherry Creek and Northlake, which were partially offset by a decrease due to changes in depreciable lives of tenant and anchor allowances in connection with early terminations during 2005.

        Gains on land sales and interest income increased due to increases in interest income due to a higher cash balance on our balance sheet, which were partially offset by a decrease in gains on peripheral land sales.

Unconsolidated Joint Ventures

        Total revenues for the six months ended June 30, 2006 were $116.6 million, a $28.3 million or 19.5% decrease from the comparable period in 2005. Minimum rents decreased by $20.9 million, primarily due to the consolidation of Cherry Creek in 2006 and the sale of Woodland in December 2005. Expense recoveries decreased primarily due to Cherry Creek and Woodland, which were partially offset by increased recoveries at certain centers due primarily to increases in CAM expenditures. Other income increased due to increases in lease cancellation revenue, which were partially offset by Cherry Creek and Woodland.

        Total expenses decreased by $22.2 million to $85.8 million for the six months ended June 30, 2006. Maintenance, taxes, and utilities expense decreased primarily due to Cherry Creek and Woodland, which were partially offset by increases in maintenance costs, electricity expense, and property taxes at certain centers. Other operating expense decreased due to Cherry Creek and Woodland, as well as decreases in professional fees and bad debt expense. Interest expense decreased primarily due to Cherry Creek. Depreciation expense decreased due to Cherry Creek and Woodland.

        As a result of the foregoing, income of the Unconsolidated Joint Ventures decreased by $5.8 million to $31.3 million for the six months ended June 30, 2006. Our equity in income of the Unconsolidated Joint Ventures was $15.9 million, a $2.5 million decrease from the comparable period in 2005.

Net Income

        Our income before minority and preferred interests increased by $13.0 million to $42.4 million for the six months ended June 30, 2006. Preferred dividends in 2006 include $4.7 million of charges recognized in connection with the redemption of the Series A and Series I Preferred Stock. Minority share of income of consolidated joint ventures increased due to Cherry Creek (see “Presentation of Operating Results – Income Allocation.”) After allocation of income to minority and preferred interests, net income (loss) allocable to common shareowners for 2006 was $2.8 million compared to $(2.2) million in the comparable period in 2005.

Reconciliation of Net Income (Loss) Allocable to Common Shareowners to Funds from Operations

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(in millions of dollars)
Net income (loss) allocable to common shareowners	(2.6)	(4.5)	2.8	(2.2)

Add (less) depreciation and amortization: (1)
Consolidated businesses at 100%	33.3	33.6	66.7	63.1
Minority partners in consolidated joint ventures	(2.9)	(2.6)	(6.0)	(4.7)
Share of unconsolidated joint ventures	6.4	7.6	12.7	15.9
Non-real estate depreciation	(0.6)	(0.5)	(1.2)	(1.1)

Add minority interests:
Minority share of income of TRG	2.8	2.4	8.5	7.5
Distributions in excess of minority share of
income of TRG	6.1	6.6	9.3	10.6
Distributions in excess of minority share of
income of consolidated joint ventures	2.9	0.0	1.7	0.1

Funds from Operations (2)	45.4	42.6	94.5	89.1

TCO's average ownership percentage of TRG	65.1%	62.3%	64.7%	61.8%

Funds from Operations allocable to TCO (2)	29.6	26.5	61.1	55.1

(1)	Depreciation includes $2.8 million and $2.3 million of mall tenant allowance amortization for the three months ended June 30, 2006 and 2005, respectively, and $4.6 million and $5.1 million for the six months ended June 30, 2006 and 2005, respectively. Depreciation also includes TRG’s beneficial interest in depreciation of center replacement assets recoverable from tenants of $3.8 million and $4.0 million for the three months ended June 30, 2006 and 2005, respectively, and $5.7 million and $6.4 million for the six months ended June 30, 2006 and 2005, respectively.
(2)	FFO for the three and six months ended June 30, 2005 has been restated from previously reported amounts to include the add-back of depreciation of center replacement assets reimbursed in the year of acquisition.
(3)	Amounts in this table may not recalculate due to rounding.

Reconciliation of Net Income to Beneficial Interest in EBITDA

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(in millions of dollars)
Net income	7.8	1.6	19.2	10.1

Add (less) depreciation and amortization:
Consolidated businesses at 100%	33.3	33.6	66.7	63.1
Minority partners in consolidated joint ventures	(2.9)	(2.6)	(6.0)	(4.7)
Share of unconsolidated joint ventures	6.4	7.6	12.7	15.9

Add (less) preferred interests and interest expense:
Preferred distributions	0.6	0.6	1.2	1.2
Interest expense:
Consolidated businesses at 100%	31.9	26.5	66.2	52.0
Minority partners in consolidated joint ventures	(3.2)	(1.4)	(6.3)	(2.7)
Share of unconsolidated joint ventures	7.6	9.3	15.2	18.6

Add minority interests:
Minority share of income of TRG	2.8	2.4	8.5	7.5
Distributions in excess of minority share of
income of TRG	6.1	6.6	9.3	10.6
Distributions in excess of minority share of
income of consolidated joint ventures	2.9	0.0	1.7	0.1

Beneficial interest in EBITDA (1)	93.3	84.2	188.4	171.8

TCO's average ownership percentage of TRG	65.1%	62.3%	64.7%	61.8%

Beneficial interest in EBITDA allocable to TCO (1)	60.7	52.5	121.9	106.1

(1)	Beneficial interest in EBITDA for the three and six months ended June 30, 2005 has been restated from previously reported amounts to include the add-back of depreciation of center replacement assets reimbursed in the year of acquisition.
(2)	Amounts in this table may not recalculate due to rounding.

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

        As of June 30, 2006, we had a consolidated cash balance of $79.1 million, of which $7.8 million is restricted to specific uses stipulated by our lenders, including ground lease payments, taxes, insurance, debt service, capital improvements, leasing costs, and tenant allowances. We also have secured lines of credit of $350 million and $40 million. Neither line had outstanding borrowings as of June 30, 2006. Both lines of credit mature in February 2008. We are currently finalizing an amendment to the $350 million line of credit (see “Beneficial Interest in Debt”).

Operating Activities

        Our net cash provided by operating activities was $91.5 million in 2006, compared to $81.2 million in 2005. In 2006, increases in cash from 2005 related primarily to increases in rents, lease cancellation revenue, and the opening of Northlake Mall. See also “Results of Operations” for descriptions of 2006 and 2005 transactions.

Investing Activities

        Net cash used in investing activities was $67.6 million in 2006 compared to $68.2 million in 2005. Cash used in investing activities was impacted by the timing of capital expenditures, with additions to properties in 2006 and 2005 for the construction of Northlake Mall, The Mall at Partridge Creek, and our Oyster Bay project, the expansion and renovation at Twelve Oaks Mall, and other development activities and capital items. A tabular presentation of 2006 capital spending is shown in Capital Spending. Contributions to Unconsolidated Joint Ventures of $2.1 million in 2006 were made primarily to fund the expansion at Waterside Shops at Pelican Bay (see “Capital Spending – New Centers”) and $26.8 million in 2005 were made primarily for the purchase of anchor spaces at Stamford Town Center and Cherry Creek Shopping Center, to fund the expansion at Waterside Shops at Pelican Bay, and to fund the initial investment in The Pier at Caesars.

        Sources of cash used in funding these investing activities, other than cash flow from operating activities, included distributions from Unconsolidated Joint Ventures and the transactions described under Financing Activities. Distributions in excess of earnings from Unconsolidated Joint Ventures provided $5.0 million in 2006 and $15.6 million in 2005, which included Cherry Creek and Woodland. Net proceeds from sales of peripheral land were $5.4 million and $4.3 million in 2006 and 2005, respectively. The timing of land sales is variable and proceeds from land sales can vary significantly from period to period. In addition, a $9.0 million note received in connection with the sale of Woodland was collected during the first quarter of 2006.

Financing Activities

        Net cash used in financing activities was $110.7 million in 2006, compared to $5.1 million in 2005. Proceeds from the issuance of debt, net of payments and issuance costs, were $111.6 million in 2006, compared to $48.0 million in 2005. The third-party owner of the Mall at Partridge Creek contributed $3.5 million in 2006 to fund the project (see “Contractual Obligations — The Mall at Partridge Creek Contractual Obligations” regarding the ownership structure of this project). Issuances of stock and partnership units related to the exercise of employee options contributed $6.7 million in 2005. In May 2006, we used the proceeds from the issuance of the $113.0 million Series I Preferred Stock to redeem the outstanding Series A Preferred Stock. The Series I Preferred Stock was then redeemed in June 2006 using available cash. Equity issuance costs were $0.6 million in 2006. Total dividends and other distributions paid were $112.2 million and $59.8 million in 2006 and 2005, respectively. Distributions to minority interests in 2006 included $45.3 million of excess proceeds from the refinancing of Cherry Creek Shopping Center.

Beneficial Interest in Debt

        At June 30, 2006, the Operating Partnership’s debt and its beneficial interest in the debt of its Consolidated and Unconsolidated Joint Ventures totaled $2,588.5 million with an average interest rate of 5.76% excluding amortization of debt issuance costs and the effects of interest rate hedging instruments. These costs are reported as interest expense in the results of operations. Interest expense for the six months ended June 30, 2006 includes $0.3 million of non-cash amortization relating to acquisitions or 0.02% of the average all-in rate. Included in beneficial interest in debt is debt used to fund development and expansion costs. Beneficial interest in construction work in process totaled $186.0 million as of June 30, 2006, which includes $168.5 million of assets on which interest is being capitalized. Beneficial interest in capitalized interest was $4.3 million for the six months ended June 30, 2006. The following table presents information about our beneficial interest in debt as of June 30, 2006:

	Amount	Interest Rate Including Spread

	(in millions of dollars)
Fixed rate debt	2,446.0	5.67	% (1)

Floating rate debt-
Floating month to month	142.4	7.36	% (1)

Total beneficial interest in debt	2,588.5	5.76	% (1)

Amortization of financing costs (2)		0.17%

Average all-in rate		5.93%

(1)	Represents weighted average interest rate before amortization of financing costs.
(2)	Financing costs include financing fees, interest rate cap premiums, and losses on settlement of derivatives used to hedge the refinancing of certain fixed rate debt.
(3)	Amounts in table may not add due to rounding.

        As of June 30, 2006, $140.1 million of our beneficial interest in floating rate debt is covered under an interest rate cap agreement with a LIBOR cap rate of 7.0% ending February 2007.

        In addition, in March 2006, we entered into two forward starting swaps totaling $100 million, to partially hedge interest rate risk associated with the planned refinancing of International Plaza in January 2008. The weighted average forward swap rate for these two swaps is 5.3% excluding the credit spread.

        We have given notice to pay off the remaining $140 million balance on the loan on Dolphin Mall when it becomes prepayable without penalty on August 9, 2006. We will write off approximately $1 million of financing costs related to the Dolphin loan at that time.

        We are currently finalizing an amendment to our $350 million revolver and expect to close in August 2006. The amendment will extend the maturity date by one year, to February 2009, with a one year extension option. The interest rate will decrease from LIBOR plus 0.80% to LIBOR plus 0.70%. Under the revised terms, borrowings under the line of credit will be primary obligations of the entities owning Dolphin Mall, Fairlane Town Center, and Twelve Oaks Mall, which are the collateral for the line of credit. The amended line of credit will be guaranteed by the Operating Partnership. In addition, Fairlane and Twelve Oaks will guarantee each other’s lines of credit, as well as Dolphin’s line.

        We expect to close on a third-party construction loan on The Mall at Partridge Creek in the third quarter of 2006. The $81 million, four-year construction facility will bear interest at LIBOR plus 1.15%. We are also working on permanent financing for The Pier and Waterside, both of which we expect to finalize this year.

Sensitivity Analysis

        We have exposure to interest rate risk on our debt obligations and interest rate instruments. We use derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. We routinely use cap, swap, treasury lock, and rate lock agreements to meet these objectives. Based on the Operating Partnership’s beneficial interest in floating rate debt in effect at June 30, 2006, a one percent increase or decrease in interest rates on this floating rate debt would decrease or increase annual earnings by approximately $1.3 million, due to the effect of capitalized interest, and cash flows by approximately $1.4 million. Based on our consolidated debt and interest rates in effect at June 30, 2006, a one percent increase in interest rates would decrease the fair value of debt by approximately $126.2 million, while a one percent decrease in interest rates would increase the fair value of debt by approximately $135.4 million.

Contractual Obligations

        In conducting our business, we enter into various contractual obligations, including those for debt, capital leases for property improvements, operating leases for office space and land, purchase obligations (primarily for construction), and other long-term commitments. Disclosure of these items is contained in our Annual Report on Form 10-K. Updates of the 10-K disclosures for debt obligations and planned capital spending, which can vary significantly from period to period, as of June 30, 2006 are provided in the table below:

	Payments due by period

	Total	Less than 1 year (2006)		1-3 years (2007-2008)	3-5 years (2009-2010)	More than 5 years (2011+)

	(in millions of dollars)
Debt (1):
Property level debt	2,377.5	147.8	(2)	205.5	155.5	1,868.7
Interest payments	973.3	63.8		240.0	226.0	443.5
Purchase obligations -
Planned capital spending (3)	152.8	152.8

(1)	The settlement periods for debt do not consider extension options. Amounts relating to interest on floating rate debt are calculated based on the debt balances and interest rates as of June 30, 2006.
(2)	Includes anticipated repayment of $140.1 million Dolphin Mall loan in August 2006.
(3)	As of June 30, 2006, we were contractually liable for $88.8 million of this planned spending. See “Planned Capital Spending” for detail regarding planned funding. The Pier is not included in these amounts.
(4)	Amounts in this table may not add due to rounding.

        During the first quarter of 2006, we exercised options to acquire property and land at the Mall at Partridge Creek and Oyster Bay through Section 1031 like-kind exchanges. Our obligations to third-party accommodators under prior contractual agreements existing at December 31, 2005 were terminated and all related third-party obligations were repaid.

The Mall at Partridge Creek Contractual Obligations

        In May 2006, we engaged the services of a third-party investor to acquire certain property associated with The Mall at Partridge Creek, in order to facilitate a Section 1031 like-kind exchange to provide flexibility for disposing of assets in the future. The third-party investor became the owner of the project and leases the land from one of our subsidiaries. In turn, the owner leases the project back to us.

        Funding for the project is expected from the following sources. We will provide approximately 45% of the project funding under a junior subordinated financing. The owner will provide $9 million in equity, which included $3.5 million as of June 30, 2006, with the remaining $5.5 million having been received in July 2006. Funding for the remaining project costs is expected to be provided by a third-party construction loan, which is expected to close in the third quarter of 2006. The owner’s equity contribution is included within Accounts Payable and Other Liabilities in our consolidated balance sheet.

        We are the construction manager for the project and have an option to purchase the property and assume the ground lease from the owner during the 30-month exchange period ending December 2008. The option, if exercised, will provide the owner a 12% cumulative return on its equity. In the event that we do not exercise our right to purchase the property from the owner, the owner will have the right to sell all of its interest in the property, provided that the purchaser shall assume all of the obligations and be assigned all of the owner’s rights under the ground lease, the operating lease, and any remaining obligations under the loans.

        We have guaranteed the lease payments on the operating lease (excluding annual supplemental rent equal to 1.67% of the owner’s outstanding equity balance, commencing after the exchange period) as well as completion of the project. We consolidate the accounts of the owner and the junior loan and other intercompany transactions are eliminated in consolidation.

Loan Commitments and Guarantees

        Certain loan agreements contain various restrictive covenants, including minimum net worth requirements, minimum debt service coverage ratios, a maximum payout ratio on distributions, a maximum leverage ratio, a minimum debt yield ratio, and a minimum fixed charges coverage ratio, the latter being the most restrictive. The Operating Partnership is in compliance with all of its covenants.

        Payments of principal and interest on the loans in the following table are guaranteed by the Operating Partnership as of June 30, 2006.

Center	Loan balance as of 6/30/06	TRG's beneficial interest in loan balance as of 6/30/06	Amount of loan balance guaranteed by TRG as of 6/30/06	% of loan balance guaranteed by TRG	% of interest guaranteed by TRG

	(in millions of dollars)
Dolphin Mall	140.1	140.1	140.1	100%	100%
The Mall at Millenia	0.7	0.3	0.3	50%	50%

        In addition, we have guaranteed the payment of $7.3 million related to the remaining development costs and certain tenant allowances for Northlake Mall.

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

        Based on a market value at June 30, 2006 of $40.90 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $1.0 billion. The purchase of these interests at June 30, 2006 would have resulted in our owning an additional 31% interest in the Operating Partnership.

Capital Spending

        Capital spending for routine maintenance of the shopping centers is generally recovered from tenants. 2006 capital spending through June 30, 2006 is summarized in the following table:

	2006 (1)

	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures

	(in millions of dollars)
New Development Projects
Pre-construction development activities (2)	15.0	15.0
New centers (3)	10.1	10.1

Existing Centers
Renovation projects with incremental GLA
and/or anchor replacement (4)	22.7	22.7	19.6	5.2
Renovations with no incremental GLA effect
and other	1.7	1.7	1.1	0.6
Mall tenant allowances (5)	4.7	4.5	2.8	1.4
Asset replacement costs reimbursable by tenants	4.0	3.9	1.5	0.9

Corporate office improvements and equipment	3.4	3.4

Additions to properties	61.5	61.2	25.0	8.0

(1)	Costs are net of intercompany profits and are computed on an accrual basis. Unconsolidated joint venture amounts exclude costs related to The Pier at Caesars.
(2)	Includes project costs of Oyster Bay.
(3)	Includes costs related to The Mall at Partridge Creek.
(4)	Includes costs related to the renovation of the former Filene’s space at Stamford Town Center, the expansion at Twelve Oaks Mall, and the expansion and renovation of Waterside Shops at Pelican Bay.
(5)	Excludes initial lease-up costs.
(6)	Amounts in this table may not add due to rounding.

        For the six months ended June 30, 2006, in addition to the costs above, we incurred our $2.6 million share of Consolidated Businesses’ and $0.5 million share of Unconsolidated Joint Ventures’ capitalized leasing costs.

        The following table presents a reconciliation of the Consolidated Businesses’ capital spending shown above (on an accrual basis) to additions to properties (on a cash basis) as presented in our Consolidated Statement of Cash Flows for the six months ended June 30, 2006:

(in millions)

Consolidated Businesses' capital spending	$61.5
Differences between cash and accrual basis	23.4

Additions to properties	$84.9

Planned Capital Spending

New Centers

        The Mall at Partridge Creek, a 640,000 square foot center, is under construction in Clinton Township, Michigan. The center will be anchored by Nordstrom, Parisian, and MJR Theatres, and is scheduled to open in October 2007, with Nordstrom opening in spring 2008. Our investment in this center will be approximately $155 million and we are expecting a stabilized return of 9.5%.

        In January 2005, we entered into an agreement to invest in The Pier at Caesars (The Pier), located in Atlantic City, New Jersey, with Gordon Group Holdings LLC (Gordon), who developed the center. Under the agreement, we will have a 30% interest in The Pier. Our capital contribution in The Pier will be made in three steps. The initial investment of $4 million was made at the closing in January 2005. A second payment equal to 70% of our projected required total investment (less the initial $4 million payment) is expected to be made toward the end of this year. The third and final payment will be made in early 2008 based on the project’s actual 2007 net operating income (NOI) and debt levels. Our total capital contribution will be computed at a price based on a seven percent capitalization rate. Depending on the performance of the project and assuming our share of debt to be $30 million, we expect our total cash investment to be in the range of $30 million to $35 million. Including our share of debt, our total investment would be in the range of $60 million to $65 million. During construction of the project, Gordon loaned the venture the funding for capital expenditures in excess of the construction loan financing. Interest on the loan is accruable at the short-term applicable federal rate (AFR) under Section 1274(d) of the Internal Revenue Code and will be repaid before any distributions to the venture partners. Our contributions will be used to repay the principal portion of the loan. Consequently, we expect that our share of distributions and income will initially be less than our residual 30% interest. The outstanding balance on the $100 million construction facility at June 30, 2006 was $58.9 million. This facility bears interest at LIBOR plus 2.65% and matures in August 2007. The maturity may be extended under two one-year extension options, assuming certain requirements have been met. The investment in The Pier is accounted for under the equity method.

        In 2004, we signed a conditional letter of intent regarding a future development in Salt Lake City, Utah. The project would be a reconfiguration of two existing properties. The ownership structure and amount of our investment in this project have not yet been finalized.

        Our approximately $119 million balance of development pre-construction costs as of June 30, 2006 consists of costs relating to our Oyster Bay project in Syosset, Long Island, New York. The mall will be anchored by Nordstrom and Neiman Marcus. The demolition of the site is finished, and we are working with the community to resolve all issues remaining prior to special use permit approval and the issuance of building permits. Once we have received the necessary approvals we expect to finalize our anticipated costs and return on this project and set an opening date. The returns on this project will be somewhat lower than our normal targets due to the significant pre-development and construction costs on this site resulting from the unanticipated delays in the approval and entitlement process. We expect success with the ongoing negotiations, but if we are ultimately unsuccessful in the negotiation process, it is anticipated that the recovery on this asset would be significantly less than our current investment.

Existing Centers

        Construction is underway on an expansion and renovation at Waterside Shops at Pelican Bay. The expansion will increase the size of the center to 282,000 square feet and will cost approximately $51 million. We expect a return of approximately 11% on our $13 million share of project costs. The tenants have begun opening and will continue to open in stages throughout 2006. In addition, Nordstrom will join the center as an anchor in fall 2008 and an expansion of the current anchor, Saks Fifth Avenue, will be completed in late 2007 or early 2008.

        At Twelve Oaks Mall, construction has begun on an addition of a 167,000 square foot Nordstrom, a 60,000 square foot expansion and renovation of Marshall Fields (name will change to Macy’s in September 2006), and approximately 97,000 square feet of additional new store space. A grand opening is planned for September 28, 2007. We expect a return of approximately 10% on our estimated cost of $63 million.

        Demolition is nearly complete on the building once occupied by Filene’s department store at Stamford Town Center, which will be transformed into a mix of signature retail and restaurant offerings, creating significantly greater visibility to the city and much-needed pedestrian access to the center. Barnes & Noble will be opening a 40,000 square foot store in the new space. We expect a 7.5% to 8% return on the $51 million project, which is expected to open in fall 2007.

        The following table summarizes planned capital spending for 2006, excluding the capital contribution related to The Pier (above), as well as costs related to the future development in Salt Lake City and projects or expansions for which budgets have not yet been approved by the Board of Directors:

	2006 (1)

	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures

	(in millions of dollars)
New Development Projects (2)	146.2	146.2
Existing Centers (3)	62.9	62.4	32.6	17.1
Corporate office improvements and equipment	5.3	5.3

Total	214.3	213.8	32.6	17.1

(1)	Costs are net of intercompany profits.
(2)	Includes costs related to Oyster Bay and The Mall at Partridge Creek.
(3)	Includes costs related to the expansion and renovation of Twelve Oaks Mall and Stamford Town Center.
(4)	Amounts in this table may not add due to rounding.

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

Dividends

        We pay regular quarterly dividends to our common and Series G and Series H preferred shareowners. Dividends to our common shareowners are at the discretion of the Board of Directors and depend on the cash available to us, our financial condition, capital and other requirements, and such other factors as the Board of Directors deems relevant. To qualify as a REIT, we must distribute at least 90% of our REIT taxable income to our shareowners, as well as meet certain other requirements. Preferred dividends accrue regardless of whether earnings, cash availability, or contractual obligations were to prohibit the current payment of dividends.

        On May 15, 2006, we declared a quarterly dividend of $0.305 per common share that was paid on July 20, 2006 to shareowners of record on June 30, 2006. The Board of Directors also declared a quarterly dividend of $0.2388889 per share on our 8% Series G Cumulative Redeemable Preferred Stock (Series G Preferred Stock) and a quarterly dividend of $0.2276910 per share on our 7.625% Series H Cumulative Redeemable Preferred Stock (Series H Preferred Stock), paid on June 30, 2006 to shareholders of record on June 20, 2006.

        The 8.3% Series A Cumulative Redeemable Preferred Stock (Series A Preferred Stock) was called on April 18, 2006 and was redeemed on May 18, 2006. Included in the redemption price of the Series A Preferred Stock were accrued and unpaid dividends of $0.2709028 per share. See “Results of Operations – Debt and Equity Transactions” regarding the redemption of Series A Preferred Stock. On April 18, 2006, we also declared early dividends of $0.2611111 per share on our Series G Preferred Stock and $0.2488715 per share on our Series H Preferred Stock. The preferred dividends were paid on May 18, 2006 to shareholders of record on May 8, 2006. These dividends were paid pursuant to the terms of the Series G and H Preferred Stock, which require that dividends be paid current in the event of redemption of all or part of a parity class of preferred stock. The dividends required to be paid at the end of the second quarter were reduced by the amount of the early dividend.

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

        There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

        On May 15, 2006, we held our annual meeting of shareholders. The matters on which shareholders voted were: the election of three directors to serve a three-year term and the ratification of the Board’s selection of KPMG LLP as our independent registered public accounting firm for the year ended December 31, 2006. William S. Taubman, Graham T. Allison, and Peter Karmanos, Jr. were re-elected at the meeting. The six remaining incumbent directors, Robert S. Taubman, Lisa A. Payne, Allan J. Bloostein, Jerome A. Chazen, Craig M. Hatkoff, and William U. Parfet continued to hold office after the meeting. The shareholders also ratified the selection of KPMG LLP as our independent registered public accounting firm. The results of the voting are shown below:

Election of Directors

NOMINEES	VOTES FOR	VOTES WITHHELD
William S. Taubman	73,468,374	3,174,280
Graham T. Allison	75,500,818	1,141,837
Peter Karmanos, Jr.	75,358,696	1,283,959

Ratification of Selection of KPMG LLP as
the Company's Independent Registered Public Accounting Firm

75,990,966	Votes were cast for ratification;

644,983	Votes were cast against ratification; and

6,704	Votes abstained (including broker non-votes).

Item 6. Exhibits

3 12 31(a) 31(b) 32(a) 32(b) 99	-- -- -- -- -- -- --	Restated Articles of Incorporation of Taubman Centers, Inc., as amended through August
4, 2006.

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

Date: August 4, 2006	TAUBMAN CENTERS, INC. By: /s/ Lisa A. Payne Lisa A. Payne Vice Chairman, Chief Financial Officer, and Director (Principal Financial Officer)