Form 10-Q
period 2006-09-30
TAUBMAN CENTERS INC
filed 2006-10-31
CIK 890319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2006
Commission File No. 1-11530

Taubman Centers, Inc.
(Exact name of registrant as specified in its charter)
Michigan	38-2033632
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
200 East Long Lake Road, Suite 300, P.O. Box 200, Bloomfield Hills, Michigan	48303-0200
(Address of principal executive offices)	(Zip Code)
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

☒ Yes ☐ No

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

As of October 30, 2006, there were outstanding 52,931,594 shares of the Company's common stock, par value $0.01 per share.

TAUBMAN CENTERS, INC.

TAUBMAN CENTERS, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	September 30	December 31
	2006	2005
Assets (Note 1):
Properties	$3,341,586	$3,081,324
Accumulated depreciation and amortization	(792,844)	(651,665)
	$2,548,742	$2,429,659
Investment in Unconsolidated Joint Ventures (Note 4)	79,389	106,117
Cash and cash equivalents (Note 5)	18,698	163,577
Accounts and notes receivable, less allowance for doubtful accounts of $9,192 and $5,497 in 2006 and 2005	29,559	41,717
Accounts and notes receivable from related parties	3,603	2,400
Deferred charges and other assets (Note 1)	98,583	54,110
	$2,778,574	$2,797,580
Liabilities (Note 1):
Notes payable (Note 5)	$2,283,355	$2,089,948
Accounts payable and accrued liabilities	222,509	235,410
Dividends and distributions payable	16,115	15,819
Distributions in excess of investments in and net income of Unconsolidated
Joint Ventures (Note 4)	103,764	101,028
	$2,625,743	$2,442,205
Commitments and contingencies (Notes 3, 5, 7, and 8)

Preferred Equity of TRG (Note 1)	$29,217	$29,217

Partners' Equity of TRG allocable to minority partners (Note 1)

Shareowners' Equity:
Series A Cumulative Redeemable Preferred Stock, $0.01 par value, 8,000,000 shares authorized, $113 million liquidation preference, 4,520,000 shares issued and outstanding at December 31, 2005. No shares outstanding or authorized at September 30, 2006 (Note 6)		$45
Series B Non-Participating Convertible Preferred Stock, $0.001 par and liquidation value, 40,000,000 shares authorized, 28,208,897 and 29,175,240 shares issued and outstanding at September 30, 2006 and December 31, 2005	$28	29
  Series G Cumulative Redeemable Preferred Stock, 4,000,000 shares authorized, no par, $100 million liquidation preference, 4,000,000 shares issued and outstanding at September 30, 2006 and December 31, 2005

  Series H Cumulative Redeemable Preferred Stock, 3,480,000 shares authorized, no par, $87 million liquidation preference, 3,480,000 shares issued and outstanding at September 30, 2006 and December 31, 2005

Common Stock, $0.01 par value, 250,000,000 shares authorized, 52,836,421 and 51,866,184 shares issued and outstanding at September 30, 2006 and December 31, 2005	528	519
Additional paid-in capital	633,983	739,090
Accumulated other comprehensive income (loss)	(9,780)	(9,051)
Dividends in excess of net income (Note 1)	(501,145)	(404,474)
	$123,614	$326,158
	$2,778,574	$2,797,580

See notes to consolidated financial statements.

 TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Three Months Ended September 30
	2006	2005
Revenues (Note 1):
Minimum rents	$76,404	$63,863
Percentage rents	2,653	1,319
Expense recoveries	49,105	39,985
Revenues from management, leasing, and development services	2,586	3,390
Other	8,165	5,602
	$138,913	$114,159
Expenses (Note 1):
Maintenance, taxes, and utilities	$37,966	$32,597
Other operating	18,086	13,410
Management, leasing, and development services	1,188	2,444
General and administrative	7,122	6,764
Interest expense (Note 5)	32,314	27,219
Depreciation and amortization	32,910	31,677
	$129,586	$114,111
Gains on land sales and interest income	$1,152	$436

Income before equity in income of Unconsolidated Joint Ventures and minority and preferred interests	$10,479	$484
Equity in income of Unconsolidated Joint Ventures (Note 4)	7,082	9,268
Income before minority and preferred interests	$17,561	$9,752
Minority share of consolidated joint ventures (Note 1)	(3,043)	40
Minority interest in TRG:
Minority share of income of TRG	(4,158)	(627)
Distributions in excess of minority share of income of TRG (Note 1)	(4,721)	(8,262)
TRG Series F preferred distributions	(615)	(615)
Net income	$5,024	$288
Series A, G, and H preferred stock dividends (Note 6)	(3,658)	(9,318)
Net income (loss) allocable to common shareowners	$1,366	$(9,030)

Net income	$5,024	$288
Other comprehensive income:
Unrealized gain (loss) on interest rate instruments and other	(4,946)	17
Reclassification adjustment for amounts recognized in net income	310	368
Comprehensive income	$388	$673

Basic and diluted earnings per common share (Note 9) -
Net income (loss)	$0.03	$(0.18)

Cash dividends declared per common share	$0.305	$0.285

Weighted average number of common shares outstanding	52,808,698	50,765,091

See notes to consolidated financial statements.

 TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Nine Months Ended September 30
	2006	2005
Revenues (Note 1):
Minimum rents	$228,986	$190,241
Percentage rents	6,252	3,736
Expense recoveries	146,150	118,767
Revenues from management, leasing, and development services	8,669	8,924
Other	26,153	21,854
	$416,210	$343,522
Expenses (Note 1):
Maintenance, taxes, and utilities	$113,249	$94,756
Other operating	51,157	42,999
Management, leasing, and development services	4,233	5,764
General and administrative	21,592	20,509
Interest expense (Note 5)	98,468	79,251
Depreciation and amortization	99,614	94,746
	$388,313	$338,025
Gains on land sales and interest income	$9,079	$5,988

Income before equity in income of Unconsolidated Joint Ventures and minority and preferred interests	$36,976	$11,485
Equity in income of Unconsolidated Joint Ventures (Note 4)	22,965	27,710
Income before minority and preferred interests	$59,941	$39,195
Minority share of consolidated joint ventures (Note 1)	(7,175)	24
Minority interest in TRG:
Minority share of income of TRG	(12,655)	(8,156)
Distributions in excess of minority share of income of TRG (Note 1)	(14,017)	(18,874)
TRG Series F preferred distributions	(1,845)	(1,845)
Net income	$24,249	$10,344
Series A , G, H, and I preferred stock dividends (Note 6)	(20,064)	(21,618)
Net income (loss) allocable to common shareowners	$4,185	$(11,274)

Net income	$24,249	$10,344
Other comprehensive income:
Unrealized gain (loss) on interest rate instruments and other	(1,813)	856
Reclassification adjustment for amounts recognized in net income	1,084	1,023
Comprehensive income	$23,520	$12,223

Basic and diluted earnings per common share (Note 9) -
Net income (loss)	$0.08	$(0.22)

Cash dividends declared per common share	$0.915	$0.855

Weighted average number of common shares outstanding	52,575,448	50,313,815

See notes to consolidated financial statements.

 TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30
	2006	2005
Cash Flows From Operating Activities:
Net income	$24,249	$10,344
Adjustments to reconcile net income to net cash provided by operating activities:
Minority and preferred interests	35,692	28,851
Depreciation and amortization	99,614	94,746
Provision for losses on accounts receivable	5,679	3,186
Gains on sales of land	(4,084)	(4,833)
Other	5,126	3,451
Increase (decrease) in cash attributable to changes in assets and liabilities:
Receivables, deferred charges, and other assets	(631)	(773)
Accounts payable and other liabilities	(15,039)	(11,637)
Net Cash Provided by Operating Activities	$150,606	$123,335

Cash Flows From Investing Activities:
Additions to properties	$(121,019)	$(103,521)
Net proceeds from disposition of interest in center (Note 3)	9,000
Proceeds from sales of land	5,423	6,082
Contributions to Unconsolidated Joint Ventures	(3,186)	(29,393)
Distributions from Unconsolidated Joint Ventures in excess of income	45,719	18,314
Net Cash Used In Investing Activities	$(64,063)	$(108,518)

Cash Flows From Financing Activities:
Debt proceeds	$545,350	$272,207
Debt payments	(526,621)	(190,637)
Debt issuance costs	(3,443)	(914)
Contribution from minority interest (Note 3)	9,000
Issuance of common stock and/or partnership units in connection with Incentive Option Plan (Note 7)		6,701
Issuance of preferred stock (Note 6)	113,000	87,000
Redemption of preferred stock (Note 6)	(226,000)	(87,000)
Equity issuance costs	(607)	(3,158)
Distributions to minority and preferred interests (Note 1)	(81,028)	(28,875)
Cash dividends to preferred shareowners	(15,412)	(18,503)
Cash dividends to common shareowners	(48,015)	(42,585)
Net Cash Used In Financing Activities	$(233,776)	$(5,764)

Net Increase (Decrease) In Cash and Cash Equivalents	$(147,233)	$9,053

Cash and Cash Equivalents at Beginning of Period	163,577	29,081

Effect of consolidating Cherry Creek Shopping Center (Note 1) (Cherry Creek Shopping Center's cash balance at beginning of year)	2,354

Cash and Cash Equivalents at End of Period	$18,698	$38,134

Non-cash investing and financing activities - Consolidated assets and liabilities increased upon consolidation of the accounts of Cherry Creek Shopping Center on January 1, 2006 (Note 1).

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Interim Financial Statements

General

Taubman Centers, Inc. (the Company or TCO), a real estate investment trust, or REIT, is the managing general partner of The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG). The Operating Partnership is an operating subsidiary that engages in the ownership, management, leasing, acquisition, development, and expansion of regional and super regional retail shopping centers and interests therein. The Operating Partnership's owned portfolio as of September 30, 2006 included 22 shopping centers in ten states. One new center is under construction in Michigan.

In 2005, the Company formed Taubman Asia, which will be the platform for its future expansion into the Asia-Pacific region. Taubman Asia is headquartered in Hong Kong and is seeking opportunities in Asia to augment the Company's existing development and acquisition activities.

Consolidation

The consolidated financial statements of the Company include all accounts of the Company, the Operating Partnership, and its consolidated subsidiaries, including The Taubman Company LLC (the Manager). The Company consolidates the accounts of the owner of The Mall at Partridge Creek (Partridge Creek) (Note 3), which qualifies as a variable interest entity under FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" (FIN 46R) for which the Operating Partnership is considered to be the primary beneficiary. All intercompany transactions have been eliminated.

Investments in entities not controlled but over which the Company may exercise significant influence (Unconsolidated Joint Ventures) are accounted for under the equity method. The Company has evaluated its investments in the Unconsolidated Joint Ventures and has concluded that the ventures are not variable interest entities as defined in FIN 46R. Accordingly, the Company accounts for its interests in these ventures under the guidance in Statement of Position 78-9 "Accounting for Investments in Real Estate Ventures," (SOP 78-9), as amended by FASB Staff Position 78-9-1, and Emerging Issues Task Force Issue No. 04-5 "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" (EITF 04-5). The Company’s partners or other owners in these Unconsolidated Joint Ventures have substantive participating rights, as contemplated by paragraphs 16 through 18 of EITF 04-5, including approval rights over annual operating budgets, capital spending, financing, admission of new partners/members, or sale of the properties and the Company has concluded that the equity method of accounting is appropriate for these interests. Specifically, the Company’s 79% investment in Westfarms is through a general partnership in which the other general partners have approval rights over annual operating budgets, capital spending, refinancing, or sale of the property.

With the issuance of EITF 04-5 and the amendment of SOP 78-9, the Company began consolidating, as of January 1, 2006, the entity that owns Cherry Creek Shopping Center (Cherry Creek); a 50% owned joint venture, pursuant to the transition methodology provided in EITF 04-5. The impact to the balance sheet was an increase in assets of approximately $128 million and liabilities of approximately $180 million, and a $52 million reduction of beginning equity representing the cumulative effect of change in accounting principle. The reduction in beginning equity was the result of the Company's venture partner's deficit capital account as of December 31, 2005, which was recorded at zero in the consolidated balance sheet as of January 1, 2006.

Because the net equity balance (accumulated distributions from operations in excess of net income) of the outside partners in certain of the Company’s consolidated joint ventures is less than zero, the interest of these outside partners is presented as a zero balance in the consolidated balance sheet as of September 30, 2006 and December 31, 2005. The income allocated to these noncontrolling partners is equal to their share of operating distributions as long as the net equity of the partners is less than zero.

The Company accounts for distributions to minority partners that result from financing transactions as a debit balance minority interest upon determination that (1) the distribution was the result of appreciation in the fair value of the property above the book value, (2) the financing was provided at a loan to value ratio commensurate with non-recourse real estate lending, and (3) the excess of the property value over the financing provides support for the eventual recovery of the debit balance minority interest upon sale or disposal of the property. Debit balance minority interests are considered as part of the carrying value of a property, should events or circumstances indicate that the carrying value may not be recoverable.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

In May 2006, Cherry Creek refinanced its debt and distributed the excess proceeds to the partners. The joint venture partner's $45 million share of the distributed excess proceeds is classified as minority interest and included in Deferred Charges and Other Assets in the Company's consolidated balance sheet.

Ownership

In addition to the Company’s common stock, there are three classes of preferred stock (Series B, G, and H) outstanding as of September 30, 2006. Dividends on the 8% Series G and 7.625% Series H preferred stocks are cumulative and are payable in arrears on or before the last day of each calendar quarter. The Company owns corresponding Series G and Series H Preferred Equity interests in the Operating Partnership that entitle the Company to income and distributions (in the form of guaranteed payments) in amounts equal to the dividends payable on the Company’s Series G and Series H Preferred Stock. The remaining shares of 8.3% Series A Cumulative Redeemable Preferred Stock (Series A Preferred Stock) were redeemed in May 2006 (Note 6).

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

The Operating Partnership

At September 30, 2006, the Operating Partnership’s equity included three classes of preferred equity (Series F, G, and H) and the net equity of the partnership unitholders. Net income and distributions of the Operating Partnership are allocable first to the preferred equity interests, and the remaining amounts to the general and limited partners in the Operating Partnership in accordance with their percentage ownership. The Series G and Series H Preferred Equity are owned by the Company and are eliminated in consolidation. The Series F Preferred Equity is owned by an institutional investor.

Because the net equity of the Operating Partnership unitholders is less than zero, $(297) million as of September 30, 2006, the interest of the noncontrolling unitholders is presented as a zero balance in the consolidated balance sheet as of September 30, 2006 and December 31, 2005. The income allocated to the noncontrolling unitholders is equal to their share of distributions as long as the net equity of the Operating Partnership is less than zero. The net equity of the Operating Partnership is less than zero because of accumulated distributions in excess of net income and not as a result of operating losses. Distributions to partners are usually greater than net income because net income includes non-cash charges for depreciation and amortization.

The Company's ownership in the Operating Partnership at September 30, 2006 consisted of a 65% managing general partnership interest, as well as the Series G and H Preferred Equity interests. The Company's average ownership percentage in the Operating Partnership for the nine months ended September 30, 2006 and 2005 was 65% and 62%, respectively. At September 30, 2006, the Operating Partnership had 81,078,527 units of partnership interest outstanding, of which the Company owned 52,836,421.

Finite Life Entities

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. At September 30, 2006, the Company held controlling majority interests in consolidated entities with specified termination dates in 2080 and 2083. The minority owners' interests in these entities are to be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entity. The estimated fair value of these minority interests was approximately $123 million at September 30, 2006, compared to a book value of $(45) million, which is classified as Deferred Charges and Other Assets in the Company's consolidated balance sheet.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Modified Useful Lives and Income Statement Reclassifications

During the first quarter of 2006, the Company modified its estimated useful lives of capital assets that are recoverable from its tenants. This change in estimate was a result of the Company's initiative of offering its tenants the option to pay for common area maintenance costs through fixed payments versus the historical practice of a tenant paying an amount equal to its proportionate share of common area costs. The change in useful lives better aligns the depreciation of common area assets with the Company's lease portfolio. This change in estimate did not have a material effect on the current results of operations but could be material in future periods. Beginning in 2006, depreciation on these assets, which was previously included in recoverable expenses, is included in depreciation and amortization.

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

Other

The unaudited interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments (consisting only of normal recurring adjustments, except as noted below) necessary for a fair presentation of the financial statements for the interim periods have been made. The results of interim periods are not necessarily indicative of the results for a full year.

Dollar amounts presented in tables within the notes to the financial statements are stated in thousands, except share data or as otherwise noted. Certain reclassifications have been made to 2005 amounts to conform to current year classifications.

Note 2 - Income Taxes

The Company’s taxable REIT subsidiaries are subject to corporate level income taxes, which are provided for in the Company’s financial statements. The Company's deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. The Company’s temporary differences primarily relate to deferred compensation and depreciation. During the three and nine months ended September 30, 2006, the Company’s federal income tax expense was zero as a result of a net operating loss incurred from its taxable REIT subsidiaries. As of September 30, 2006, the Company had a net deferred tax asset of $3.3 million, after a valuation allowance of $10.2 million. As of December 31, 2005, the net deferred tax asset was $3.2 million, after a valuation allowance of $9.6 million.

Note 3 - Disposition and New Center Development

Disposition

In December 2005, a 50% owned unconsolidated joint venture sold its interest in Woodland for $177.4 million. The Company's $85.4 million share of proceeds was received in cash with the exception of a $9 million 5.40% note receivable, which was repaid in the first quarter of 2006. The cash proceeds from the sale were used in January 2006 to acquire the land for Partridge Creek, as part of a like-kind exchange pursuant to Section 1031 of the Internal Revenue Code and the regulations thereunder ("Section 1031 like-kind exchange"). Additional proceeds were used in February 2006 to purchase the land and real property improvements of the Oyster Bay development, also as part of a Section 1031 like-kind exchange, and to pay off the outstanding balance on the loan on the property.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

New Center Development

Northlake Mall

Northlake Mall (Northlake), a wholly-owned regional center, opened on September 15, 2005 in Charlotte, North Carolina.

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

Funding for the project will come from the following sources. The Operating Partnership will provide approximately 45% of the project funding under a junior subordinated financing. The owner has provided $9 million in equity. Funding for the remaining project costs are being provided by the owner’s third-party construction loan (Note 5). The owner's equity contribution, representing minority interest, is included within Accounts Payable and Accrued Liabilities in the Company's consolidated balance sheet.

The Operating Partnership is the construction manager for the project and has an option to purchase the property and assume the ground lease from the owner during the 30-month exchange period ending December 2008. The option, if exercised, will provide the owner a 12% cumulative return on its equity. In the event the Operating Partnership does not exercise its right to purchase the property from the owner, the owner will have the right to sell all of its interest in the property, provided that the purchaser shall assume all of the obligations and be assigned all of the owner's rights under the ground lease, the operating lease, and any remaining obligations under the loans.

The Operating Partnership has guaranteed the lease payments on the operating lease (excluding annual supplemental rent equal to 1.67% of the owner's outstanding equity balance, commencing after the exchange period) as well as completion of the project. The lease payments are structured to cover debt service, ground rent payments, and other expenses of the lessor. The Company consolidates the accounts of the owner. The junior loan and other intercompany transactions are eliminated in consolidation.

The Pier Shops at Caesars

In January 2005, the Company entered into an agreement to invest in The Pier Shops at Caesars (The Pier), located in Atlantic City, New Jersey, with Gordon Group Holdings LLC (Gordon), the developer. Under the agreement, the Company will have a 30% interest in The Pier which opened in June 2006. The Company's capital contribution in The Pier will be made in three steps. The initial investment of $4 million was made at the closing in January 2005. A second payment equal to 70% of the Company's projected required total investment (less the initial $4 million payment) is expected to be made toward the end of this year. The third and final payment will be made in early 2008 based on the project's actual 2007 net operating income (NOI) and debt levels. The Company's total capital contribution will be computed at a price based on a seven percent capitalization rate. Depending on the performance of the project and assuming its share of debt to be $39 million, the Company expects its total cash investment to be in the range of $21 million to $26 million. Including its share of debt, the Company's total investment would be in the range of $60 million to $65 million. During construction of the project, Gordon loaned the venture the funding for capital expenditures in excess of the construction loan financing. Interest on the loan is accruable at the short-term applicable federal rate (AFR) under Section 1274(d) of the Internal Revenue Code and will be repaid before any distributions to the venture partners. The Company's contributions will be used to repay the principal portion of the Gordon loan. Consequently, the Company expects that its share of distributions and income will initially be less than its residual 30% interest. The outstanding balance on the $100 million construction facility at September 30, 2006 was $84.0 million. This facility bears interest at LIBOR plus 2.65% and matures in August 2007. The maturity may be extended under two one-year extension options, assuming certain requirements have been met. A third-party financing agreement for The Pier is expected to close in the fourth quarter of 2006, which would be used to pay off the existing loan. The $130 million interest-only facility will mature in ten years. Subject to certain performance criteria, the facility may be increased to as much as $160 million. The investment in The Pier is accounted for under the equity method.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Oyster Bay

In October 2006, the Company announced that it is seeking a final decision in the Supreme Court of the State of New York (Suffolk County) on the Company’s land use plan to build a mall in Syosset, Long Island, New York. The Company believes it will be successful in this litigation and will ultimately build the mall, which will be anchored by Neiman Marcus, Nordstrom, and Barneys New York. However, if the Company is ultimately unsuccessful it is anticipated that the recovery on this asset would be significantly less than its current investment. The Company’s cost in this project as of September 30, 2006 is $122.5 million.

Note 4 - Investments in Unconsolidated Joint Ventures

The Company has investments in joint ventures that own shopping centers. The Operating Partnership is the managing general partner or managing member of these Unconsolidated Joint Ventures, except for the ventures that own Arizona Mills, The Mall at Millenia, Waterside Shops at Pelican Bay (Waterside), and The Pier. The Company began providing certain management services upon the opening of The Pier on June 27, 2006.

Shopping Center	Ownership as of September 30, 2006 and December 31, 2005
Arizona Mills	50%
Fair Oaks	50
The Mall at Millenia	50
The Pier Shops at Caesars	(Note 3)
Stamford Town Center	50
Sunvalley (Note 11)	50
Waterside Shops at Pelican Bay	25
Westfarms	79

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

Combined balance sheet and results of operations information is presented in the following table for the Unconsolidated Joint Ventures, followed by the Operating Partnership's beneficial interest in the combined information. Beneficial interest is calculated based on the Operating Partnership's ownership interest in each of the Unconsolidated Joint Ventures. The combined information of the Unconsolidated Joint Ventures excludes the balances of The Pier (Note 3). The accounts of Woodland, formerly a 50% Unconsolidated Joint Venture sold in December 2005, are included in these results through the date of the sale. Beginning January 1, 2006, the entity that owns Cherry Creek is accounted for as a consolidated entity (Note 1). The accounts of Cherry Creek are included in these results through December 31, 2005. In addition, in 2006 the Company modified its income statement presentation for depreciation of center replacement assets, and revenues and expenses related to marketing and promotion services. As a result, certain reclassifications have been made to prior year amounts to conform to current year classifications. (See Note 1 - Modified Useful Lives and Income Statement Reclassifications).

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	September 30	December 31
	2006	2005
Assets:
Properties	$930,858	$1,076,743
Accumulated depreciation and amortization	(313,185)	(363,394)
	$617,673	$713,349
Cash and cash equivalents	32,754	33,498
Accounts and notes receivable, less allowance for doubtful accounts of $1,214 and $1,822 in 2006 and 2005	15,634	23,189
Deferred charges and other assets	20,009	24,458
	$686,070	$794,494

Liabilities and accumulated deficiency in assets:
Notes payable	$983,461	$999,545
Accounts payable and other liabilities	36,566	59,322
TRG's accumulated deficiency in assets	(178,846)	(172,554)
Unconsolidated Joint Venture Partners' accumulated deficiency in assets	(155,111)	(91,819)
	$686,070	$794,494

TRG's accumulated deficiency in assets (above)	$(178,846)	$(172,554)
TRG's investment in The Pier Shops at Caesars	4,849	4,663
TRG basis adjustments, including elimination of intercompany profit	78,606	80,424
TCO's additional basis	71,016	92,556
Net Investment in Unconsolidated Joint Ventures	$(24,375)	$5,089
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures	103,764	101,028
Investment in Unconsolidated Joint Ventures	$79,389	$106,117

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Revenues	$59,812	$73,050	$176,938	$218,187
Maintenance, taxes, utilities, and other operating expenses	$21,800	$25,097	$61,795	$75,904
Interest expense	13,501	16,987	40,096	50,504
Depreciation and amortization	10,548	13,308	29,508	37,703
Total operating costs	$45,849	$55,392	$131,399	$164,111
Net income	$13,963	$17,658	$45,539	$54,076

Net income allocable to TRG	$7,208	$9,201	$23,732	$27,804
Realized intercompany profit, net of depreciation on TRG's basis adjustments	360	827	691	2,186
Depreciation of TCO's additional basis	(486)	(760)	(1,458)	(2,280)
Equity in income of Unconsolidated Joint Ventures	$7,082	$9,268	$22,965	$27,710

Beneficial interest in Unconsolidated Joint Ventures' operations:
Revenues less maintenance, taxes, utilities, and other operating expenses	$21,449	$27,254	$65,206	$80,200
Interest expense	(7,679)	(9,448)	(22,852)	(28,095)
Depreciation and amortization	(6,688)	(8,538)	(19,389)	(24,395)
Equity in income of Unconsolidated Joint Ventures	$7,082	$9,268	$22,965	$27,710

Note 5 - Beneficial Interest in Debt and Interest Expense

In September 2006, Waterside, an Unconsolidated Joint Venture, closed on a $165 million non-recourse financing. The interest-only loan has a ten-year term and an effective interest rate of 5.54%. The Operating Partnership used its $39.5 million share of excess proceeds to pay down its line of credit.

Also in September 2006, the owner of Partridge Creek closed on an $81 million third-party construction loan, which has a balance of $12.1 million as of September 30, 2006. The four-year construction facility carries an interest rate of LIBOR plus 1.15% with no extension options.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

In August 2006, the Company amended its $350 million revolver. The amendment extended the maturity date by one year, to February 2009, with a one year extension option. The interest rate decreased from LIBOR plus 0.80% to LIBOR plus 0.70%. Under the revised terms, borrowings under the line of credit are primary obligations of the entities owning Dolphin Mall (Dolphin), Fairlane Town Center (Fairlane), and Twelve Oaks Mall (Twelve Oaks), which are the collateral for the line of credit. The Company and the entities owning Fairlane and Twelve Oaks are guarantors under the credit agreement.

Also in August 2006, the Company used borrowings under the amended revolver to refinance the remaining balance of approximately $140 million on the existing loan on Dolphin when it became prepayable without penalty. Subsequently, the Company used available cash, proceeds from the Waterside financing, and borrowings under its other line of credit to reduce the balance on the revolver to $25 million as of September 30, 2006.

Additionally in August 2006, the Company entered into a forward starting swap for $50 million to partially hedge interest rate risk associated with the planned refinancing of International Plaza in January 2008. The Company had previously entered into two forward starting swaps totaling $100 million in March 2006. The weighted average forward swap rate for these three swaps is 5.33%, excluding the credit spread.

In May 2006, Cherry Creek closed on a $280 million non-recourse refinancing. The interest-only loan has a ten-year term and bears interest at an effective rate of 5.24%. Proceeds were used to pay off the existing 7.68%, $173 million mortgage on the center, plus accrued interest and fees. Excess proceeds were distributed to the partners (Note 1).

In February 2006, the Company paid off the $56.2 million third-party loan on Oyster Bay. In addition, the remaining $144.4 million balance on the loans on The Shops at Willow Bend was paid off when the loans became prepayable without penalty.

Also in February 2006, the Company closed on a $215.5 million, 5.41% non-recourse financing of Northlake. This interest-only loan has a 10-year term.

Interest expense for the three and nine months ended September 30, 2006 includes charges of $1.0 million and $3.1 million, respectively, in connection with the write-off of financing costs related to the pay off of the loans on The Shops at Willow Bend and the refinancing of the loan on Dolphin.

The Operating Partnership's beneficial interest in the debt, capital lease obligations, capitalized interest, and interest expense of its consolidated subsidiaries and its Unconsolidated Joint Ventures is summarized in the following table. The Operating Partnership's beneficial interest in the Consolidated Subsidiaries excludes debt and interest related to the minority interests in International Plaza (49.9%), MacArthur Center (5%), The Mall at Wellington Green (10%), and Cherry Creek (50%, a consolidated subsidiary as of January 1, 2006). Unconsolidated Joint Venture amounts exclude The Pier.

	At 100%		At Beneficial Interest
	Consolidated Subsidiaries	Unconsolidated Joint Ventures	Consolidated Subsidiaries	Unconsolidated Joint Ventures
Debt as of:
September 30, 2006	$2,283,355	$983,461	$2,026,405	$508,457
December 31, 2005	2,089,948	999,545	1,972,046	558,443

Capital lease obligations:
September 30, 2006	$8,898	$1,162	$8,646	$581
December 31, 2005	13,014	1,966	12,510	983

Capitalized interest:
Nine months ended September 30, 2006	$6,852		$6,848
Nine months ended September 30, 2005	8,129	$1	8,129

Interest expense:
Nine months ended September 30, 2006	$98,468	$40,096	$88,893	$22,852
Nine months ended September 30, 2005	79,251	50,504	75,187	28,095

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Payments of principal and interest on the loans in the following table are guaranteed by the Operating Partnership as of September 30, 2006.

Center	Loan balance as of 9/30/06	TRG's beneficial interest in loan balance as of 9/30/06	Amount of loan balance guaranteed by TRG as of 9/30/06	% of loan balance guaranteed by TRG	% of interest guaranteed by TRG
	(in millions of dollars)
Dolphin Mall	5.0	5.0	5.0	100%	100%
Fairlane Town Center	20.0	20.0	20.0	100%	100%
The Mall at Millenia	0.5	0.2	0.2	50%	50%

Payments of rents and certain other sums payable related to Partridge Creek agreements are guaranteed by the Operating Partnership (Note 3).

In addition, the Operating Partnership has guaranteed the payment of $5.1 million related to the remaining development costs and certain tenant allowances for Northlake.

The Company is required to escrow cash balances for specific uses stipulated by its lenders, including ground lease payments, taxes, insurance, debt service, capital improvements, leasing costs, and tenant allowances. The Company’s cash balances restricted for these uses were $2.0 million and $18.4 million as of September 30, 2006 and December 31, 2005, respectively. Such amounts are included within cash and cash equivalents in the Company's consolidated balance sheet.

Certain loan agreements contain various restrictive covenants, including minimum net worth requirements, minimum debt service coverage ratios, a maximum payout ratio on distributions, a maximum leverage ratio, a minimum debt yield ratio, and a minimum fixed charges coverage ratio, the latter being the most restrictive. The Operating Partnership is in compliance with all of its covenants. The maximum payout ratio on distributions covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreement except as required to maintain the Company's tax status, pay preferred distributions, and for distributions related to the sale of certain assets.

Note 6 - Equity Transactions

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

In July 2005, the Company issued $87 million of Series H Cumulative Redeemable Preferred Stock (Series H Preferred Stock). This stock has a fixed 7.625% coupon and no stated maturity, sinking fund, or mandatory redemption requirements. The Series H Preferred Stock will be redeemable by the Company at par, $25 per share, plus accrued dividends, beginning in July 2010. Offering costs of $3.1 million were incurred in connection with this issuance. The proceeds were used to redeem $87 million of the Series A Preferred Stock. As a result of application of Topic D-42, the Company recognized a charge of $3.1 million in the third quarter of 2005, representing the difference between the carrying value and the redemption price of the shares of Series A Preferred Stock redeemed.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

In December 2005, the Company's Board of Directors authorized the purchase of up to $50 million of the Company's common stock on the open market. For each share of stock repurchased, one Operating Partnership unit will be redeemed. As of September 30, 2006, the Company had not purchased any shares or redeemed any units under this program. Repurchases of common stock will be financed through general corporate funds and through borrowings under existing lines of credit.

During the nine months ended September 30, 2006 and 2005, 966,343 and 858,956 shares, respectively, of Series B Preferred Stock were converted to 66 and 55 shares of the Company's common stock, respectively, as a result of tenders of units under the Continuing Offer (defined in Note 8 below). See Note 7 for equity issuances under share-based compensation plans.

Note 7 - Share-Based Compensation

The Company provides certain share-based compensation through an incentive option plan, a long-term incentive plan, and non-employee directors' stock grant and deferred compensation plans. All of the plans were designed to provide additional incentive for the achievement of financial goals and offer additional alignment of the interests of management and/or the directors with those of shareholders. Additionally, the non-employee directors' plans are intended to provide incentives for directors to continue to serve on the board and to attract new directors with outstanding qualifications.

On January 1, 2006, the Company adopted Statement No. 123 (Revised) “Share-Based Payment.” As part of its adoption of the Statement with respect to any grant for which vesting accelerates upon retirement, the Company has begun recognizing compensation cost from the date of the grant through the date the employee first becomes eligible to retire, if this period is shorter than the stated vesting period of the grant. In prior periods, the Company recognized compensation cost using the stated vesting period, regardless of retirement eligibility. As the Company had previously applied the fair value recognition provisions of Statement No. 123, the adoption of Statement No. 123 (Revised) did not have a material effect on the Company's results of operations.

The compensation cost charged to income for the above-mentioned share-based compensation plans was $1.1 million and $3.2 million for the three and nine months ended September 30, 2006 and $0.7 million and $1.7 million for the three and nine months ended September 30, 2005, respectively. Compensation cost capitalized as part of properties and deferred leasing costs was $0.2 million and $0.6 million for the three and nine months ended September 30, 2006 and $0.1 million and $0.3 million for the three and nine months ended September 30, 2005, respectively.

The Company currently recognizes no tax benefits from the recognition of compensation cost or tax deductions incurred upon the exercise or vesting of share-based awards. Any allocations of compensation cost or deduction to the Company’s corporate taxable REIT subsidiaries from the Company's Manager, which is treated as a partnership for federal income tax purposes, have resulted in a full valuation allowance being recorded against its net deferred tax asset associated with the temporary differences related to share-based compensation. This is primarily due to prior year cumulative tax net operating losses incurred through the quarter ending September 30, 2006.

Incentive Options

The Company’s incentive option plan (the Option Plan), which is shareholder approved, permits the grant of options to employees. The Operating Partnership's units issued in connection with the Option Plan are exchangeable for new shares of the Company's common stock under the Continuing Offer (Note 8). Options for 1.1 million partnership units have been granted and are outstanding at September 30, 2006. Of the 1.1 million options outstanding, 0.6 million have vesting schedules with one-third vesting at each of the third, fifth, and seventh years of the grant anniversary, if continuous service has been provided and certain conditions dependent on the Company’s market performance in comparison to its competitors have been met. Substantially all of the other 0.5 million options outstanding have vesting schedules with one-third vesting at each of the first, second, and third years of the grant anniversary, if continuous service has been provided. The options have ten-year contractual terms. As of September 30, 2006, options for 1.1 million Operating Partnership units remain available for grant under the Option Plan.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Company has estimated the value of the options issued during the nine months ended September 30, 2006 and 2005 using a Black-Scholes valuation model based on the following assumptions:

	2006	2005
Expected volatility	20.87%-21.14%	21.00%
Expected dividend yield	3.50%	4.00%
Expected terms (in years)	7	7
Risk-free interest rate	4.74%-5.08%	3.83%-4.15%

Expected volatility and dividend yields are based on historical volatility and yields of the Company’s stock, respectively, as well as other factors. In developing the assumption of expected term, the Company has considered the vesting and contractual terms as well as the expected terms of options disclosed by members of its peer group. The risk-free rates used are based on the U.S. Treasury yield curves in effect at the times of grants. For the options for which vesting is dependent on the Company's market performance in comparison to its competitors, the Company used a Monte Carlo simulation to estimate the probability of the vesting conditions being met. The Company assumes no forfeitures under the Option Plan due to the small number of participants and low turnover rate. The weighted-average grant-date fair value of all options granted, including those dependent on market performance, during the nine months ended September 30, 2006 and 2005 was $8.11 and $3.81 per option, respectively. There were no options issued in the third quarter of 2006 or 2005.

A summary of option activity under the Option Plan for the nine months ended September 30, 2006 is presented below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2006	852,139	$30.13
Granted	263,237	40.37

Outstanding at September 30, 2006	1,115,376	$32.55	8.7	$13.2

Fully vested options at September 30, 2006	100,434	$31.31	8.6	$1.3

There were 90,852 options that vested during the nine months ended September 30, 2006.

The total intrinsic value of options exercised during the three and nine months ended September 30, 2005 was $9.5 million. Cash received from option exercises under the Option Plan for the three and nine months ended September 30, 2005 was $6.7 million. There were no options exercised during the three and nine months ended September 30, 2006.

As of September 30, 2006, there were 1.0 million nonvested options outstanding, and $2.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.4 years.

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

Long-Term Incentive Plan

In May 2005, the Company’s shareholders approved the adoption of The Taubman Company 2005 Long-Term Incentive Plan (LTIP). The LTIP allows the Company to make grants of restricted stock units (RSU) to employees. An aggregate of 1.2 million shares of the Company’s common stock remain available for issuance under the LTIP. There were RSU for 0.3 million shares outstanding at September 30, 2006. Each RSU represents the right to receive upon vesting one share of the Company’s common stock plus a cash payment equal to the aggregate cash dividends that would have been paid on such share of common stock from the date of grant of the award to the vesting date.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

A summary of activity under the LTIP is presented below:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2006	138,904	$31.31
Redeemed	(3,918)	33.53
Granted	131,698	40.38
Forfeited	(2,051)	31.31
Outstanding at September 30, 2006	264,633	$35.79

The total intrinsic value of RSU redeemed during the nine months ended September 30, 2006 was $0.1 million.

These RSU vest on the third year anniversary of the grant if continuous service has been provided for that period, or upon retirement if earlier. Based on an analysis of historical employee turnover, the Company has made an annual forfeiture assumption of 2.4% of grants when recognizing compensation costs relating to the RSU.

All of the RSU outstanding at September 30, 2006 were nonvested. As of September 30, 2006, there was $5.8 million of total unrecognized compensation cost related to nonvested RSU outstanding under the LTIP. This cost is expected to be recognized over a weighted-average period of 2.1 years.

Non-Employee Directors’ Stock Grant and Deferred Compensation Plans

In May 2005, the Company’s shareholders approved the adoption of the Taubman Centers, Inc. Non-Employee Directors’ Stock Grant Plan (SGP). The SGP provides for the quarterly grant to each non-employee director of the Company shares of the Company’s common stock having a fair market value of $3,750, and determined based on the fair value of the Company's common stock on the last business day of the preceding quarter. The Company has authorized 50,000 shares of the Company's common stock for issuance under the SGP. As of September 30, 2006, 1,030 shares have been issued under the SGP. Certain directors have elected to defer receipt of their shares (see below).

Also in May 2005, the Board of Directors of the Company approved the adoption of the Taubman Centers, Inc. Non-Employee Directors’ Deferred Compensation Plan (DCP). The DCP allows each non-employee director of the Company the right to defer the receipt of all or a portion of his or her annual director retainer until the termination of his or her service on the Company’s Board of Directors and for such deferred compensation to be denominated in restricted stock units, representing the right to receive shares of the Company’s common stock at the end of the deferral period. The Company has authorized 175,000 shares of common stock for issuance under the DCP. During the deferral period, when the Company pays cash dividends on its common stock, the directors’ deferral accounts will be credited with dividend equivalents on their deferred restricted stock units, payable in additional restricted stock units based on the then-fair market value of the Company’s common stock. There were 6,725 restricted stock units outstanding under the DCP at September 30, 2006.

Other Employee Plans

As of September 30, 2006 and 2005, the Company had fully vested awards outstanding for 77,094 and 89,092 notional shares of stock, respectively, under a previous long-term performance compensation plan. These awards will be settled in cash based on a twenty day average of the market value of the Company's common stock. The cash payment on these cumulative units remaining has been deferred by employees until retirement or termination. The liability for the eventual payout of these awards is marked to market quarterly based on the twenty day average of the Company's stock price. During the three months ended September 30, 2006 and 2005, compensation cost was decreased by $0.4 million and increased by $0.1 million relating to these awards, respectively. During the nine months ended September 30, 2006 and 2005, compensation cost was increased by $0.6 million and $0.3 million relating to these awards, respectively. The Company paid $0.5 million of this deferred liability during the nine months ended September 30, 2006. The Company paid $6.6 million of this deferred liability during the nine months ended September 30, 2005.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 8 - Commitments and Contingencies

At the time of the Company's initial public offering and acquisition of its partnership interest in the Operating Partnership, the Company entered into an agreement (the Cash Tender Agreement) with A. Alfred Taubman, who owns an interest in the Operating Partnership, whereby he has the annual right to tender to the Company units of partnership interest in the Operating Partnership (provided that the aggregate value is at least $50 million) and cause the Company to purchase the tendered interests at a purchase price based on a market valuation of the Company on the trading date immediately preceding the date of the tender. The Company will have the option to pay for these interests from available cash, borrowed funds, or from the proceeds of an offering of the Company's common stock. Generally, the Company expects to finance these purchases through the sale of new shares of its stock. The tendering partner will bear all market risk if the market price at closing is less than the purchase price and will bear the costs of sale. Any proceeds of the offering in excess of the purchase price will be for the sole benefit of the Company. At A. Alfred Taubman's election, his family and certain others may participate in tenders.

The Company accounts for the Cash Tender Agreement between the Company and Mr. Taubman as a freestanding written put option. As the option put price is defined by the current market price of the Company's stock at the time of tender, the fair value of the written option defined by the Cash Tender Agreement is considered to be zero.

Based on a market value at September 30, 2006 of $44.42 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $1.1 billion. The purchase of these interests at September 30, 2006 would have resulted in the Company owning an additional 31% interest in the Operating Partnership.

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

See Note 3 regarding the Partridge Creek and The Pier projects, and Note 5 for the Operating Partnership's guarantees of certain notes payable and other obligations.

Note 9 - Earnings Per Share

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

For the three and nine months ended September 30, 2006, there were 10.6 million partnership units outstanding and 0.9 million unissued partnership units under unit option deferral elections which may be exchanged for common shares of the Company under the Continuing Offer (Note 8) excluded from the computation as they were anti-dilutive. These outstanding units and unissued units could only be dilutive to earnings per share if the minority interests' ownership share of the Operating Partnership's income was greater than their share of distributions.

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Net income (loss) allocable to common shareowners (Numerator)	$1,366	$(9,030)	$4,185	$(11,274)

Shares (Denominator) - basic	52,808,698	50,765,091	52,575,448	50,313,815
Effect of dilutive securities	319,859		269,981
Shares (Denominator) - diluted	53,128,557	50,765,091	52,845,429	50,313,815

Income (loss) per common share:
Basic and diluted	$0.03	$(0.18)	$0.08	$(0.22)

Note 10 - New Accounting Pronouncements

In September 2006, the SEC’s staff issued Staff Accounting Bulletin (SAB) No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This Bulletin provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance in this Bulletin must be applied to financial reports covering the first fiscal year ending after November 15, 2006. The Company is currently evaluating the guidance in this Bulletin.

Also in September 2006, the FASB issued Statement No. 157 “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies to accounting pronouncements that require or permit fair value measurements, except for share-based payments transactions under FASB Statement No. 123. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. As Statement No. 157 does not require any new fair value measurements or remeasurements of previously computed fair values, the Company does not believe adoption of this Statement will have a material effect on its financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” This Interpretation defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect of this Interpretation.

Note 11 - Subsequent Event

In October 2006, Taubman Land Associates LLC, a 50% joint venture owned by the Company and an affiliate of the Taubman family, acquired for $42.5 million the land on which Sunvalley is situated. Sunvalley is owned by Sunvalley Associates, a 50% joint venture with a Taubman family affiliate. The ground rent for the land under the center was $1.8 million in 2005 under the participating ground lease, which matures in 2061. Also included in the transaction was the land under the Sears store, which was paying a nominal rent to the seller.

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

General Background and Performance Measurement

Taubman Centers, Inc. (“we”, “us”, “our” or “TCO”) owns a managing general partner's interest in The Taubman Realty Group Limited Partnership (the "Operating Partnership" or "TRG"), through which we conduct all of our operations. The Operating Partnership owns, develops, acquires, and operates regional and super-regional shopping centers. The Consolidated Businesses consist of shopping centers that are controlled by ownership or contractual agreement, development projects for future regional shopping centers, variable interest entities for which we are the primary beneficiary, and The Taubman Company LLC ("Manager"). Shopping centers owned through joint ventures that are not controlled by us but over which we have significant influence ("Unconsolidated Joint Ventures") are accounted for under the equity method.

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

The comparability of information used in measuring performance is affected by the opening of Northlake Mall (Northlake) in September 2005 and the sale of our interest in Woodland in December 2005, as well as the expansion and renovation at Waterside Shops at Pelican Bay (Waterside). Additional “comparable center” statistics that exclude Northlake, Waterside, and Woodland are provided to present the performance of comparable centers in our continuing operations. Comparable centers are generally defined as centers that were owned and open for the full periods presented. As of January 1, 2006, we began consolidating the entity that owns Cherry Creek Shopping Center (Cherry Creek). The center is included within our consolidated results and statistics as of that date, while it continues to be presented as an Unconsolidated Joint Venture for dates and periods prior to January 1, 2006. The Pier Shops at Caesars (The Pier) began opening stores in late June 2006, and is accounted for under the equity method. The center is excluded from our unconsolidated summary information and statistics as of September 30, 2006 (See “Results of Operations - Openings and Disposition”).

Current Operating Trends

Tenant sales and sales per square foot information are operating statistics used in measuring the productivity of the portfolio and are based on reports of sales furnished by mall tenants. Our tenant sales statistics have continued to be strong through the third quarter of 2006, with sales per square foot increasing 7.7% over the third quarter of 2005, and 7.2% for the nine months ended September 30, 2006 over the comparable period for 2005. Tenant sales have increased every month for three and a half years. Sales directly impact the amount of percentage rents certain tenants and anchors pay. The effects of increases or declines in sales on our operations are moderated by the relatively minor share of total rents (approximately four percent annually in 2005) percentage rents represent. However, a sustained trend in sales does impact, either negatively or positively, our ability to lease vacancies and negotiate rents at advantageous rates. We believe these improving tenant sales will provide us an opportunity to increase rents in the future.

In the third quarter of 2006, occupancy increased to 89.5% compared to 88.9% in the third quarter of 2005. We expect to end the year with occupancy of approximately 91%, which would represent a 1.0% increase over the prior year. See “Seasonality” for occupancy and leased space statistics. Temporary tenants, defined as those with lease terms less than 12 months, are not included in occupancy or leased space statistics. As of September 30, 2006, approximately 2.0% of space was occupied by temporary tenants.

As leases have expired in the shopping centers, we have generally been able to rent the available space, either to the existing tenant or a new tenant, at rental rates that are higher than those of the expired leases. In periods of increasing sales, such as those we are currently experiencing, rents on new leases will tend to rise as tenants' expectations of future growth become more optimistic. In periods of slower growth or declining sales, rents on new leases will grow more slowly or may decline for the opposite reason. However, center revenues nevertheless increase as older leases roll over or are terminated early and replaced with new leases negotiated at current rental rates that are usually higher than the average rates for existing leases. Rent per square foot information for comparable centers in our consolidated businesses and unconsolidated joint ventures follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Average rent per square foot:
Consolidated Businesses	$42.88	$41.32	$43.11	$41.51
Unconsolidated Joint Ventures	40.88	41.92	41.23	42.37
Opening base rent per square foot:
Consolidated Businesses	$41.57	$40.76	$43.71	$43.20
Unconsolidated Joint Ventures	46.62	32.86	42.32	44.72
Square feet of GLA opened:
Consolidated Businesses	220,344	137,805	652,414	507,787
Unconsolidated Joint Ventures	43,233	103,136	224,682	366,856
Closing base rent per square foot:
Consolidated Businesses	$35.22	$35.99	$40.04	$40.92
Unconsolidated Joint Ventures	43.37	36.97	44.44	44.05
Square feet of GLA closed:
Consolidated Businesses	188,294	117,425	789,663	575,736
Unconsolidated Joint Ventures	23,724	69,560	211,747	336,516
Releasing spread per square foot:
Consolidated Businesses	$6.35	$4.77	$3.67	$2.28
Unconsolidated Joint Ventures	3.25	(4.11)	(2.12)	0.67

The spread between opening and closing rents may not be indicative of future periods, as this statistic is not computed on comparable tenant spaces, and can vary significantly from period to period depending on the total amount, location, and average size of tenant space opening and closing in the period. In the nine months ended September 30, 2006, the releasing spread per square foot of the Unconsolidated Joint Ventures was impacted by the opening of large tenant spaces at certain centers.

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

	3rd Quarter 2006	2nd Quarter 2006	1st Quarter 2006	Total 2005	4th Quarter 2005	3rd Quarter 2005	2nd Quarter 2005	1st Quarter 2005
	(in thousands of dollars)
Mall tenant sales	985,224	989,275	927,139	4,124,534	1,393,006	932,229	913,408	885,891
Revenues and gains on land sales and interest income:
Consolidated Businesses	140,065	144,780	140,444	486,102	136,592	114,595	120,153	114,762
Unconsolidated Joint Ventures	60,008	58,554	58,576	306,239	88,052	73,050	72,554	72,583
Occupancy:
Ending-comparable	89.2%	88.7%	88.3%	90.2%	90.2%	89.3%	88.7%	88.5%
Average-comparable	88.9	88.6	88.4	89.1	90.0	89.1	88.6	88.7
Ending	89.5	89.0	88.3	90.0	90.0	88.9	88.7	88.4
Average	89.2	88.7	88.4	88.9	89.7	88.9	88.5	88.6
Leased space:
Comparable	92.1%	91.6%	90.7%	91.5%	91.5%	91.4%	91.0%	90.5%
All centers	92.4	91.8	90.9	91.7	91.7	91.2	90.9	90.5

Because the seasonality of sales contrasts with the generally fixed nature of minimum rents and recoveries, mall tenant occupancy costs (the sum of minimum rents, percentage rents, and expense recoveries) relative to sales are considerably higher in the first three quarters than they are in the fourth quarter.

	3rd Quarter 2006	2nd Quarter 2006	1st Quarter 2006	Total 2005	4th Quarter 2005	3rd Quarter 2005	2nd Quarter 2005	1st Quarter 2005
Consolidated Businesses:
Minimum rents	9.9%	9.9%	10.5%	9.3%	7.2%	10.3%	10.4%	10.8%
Percentage rents	0.3	0.1	0.4	0.4	0.7	0.1	0.1	0.3
Expense recoveries	4.9	5.6	4.8	4.6	3.7	4.9	5.4	4.8
Mall tenant occupancy costs	15.1%	15.6%	15.7%	14.3%	11.6%	15.3%	15.9%	15.9%
Unconsolidated Joint Ventures:
Minimum rents	9.2%	9.1%	9.7%	8.9%	6.6%	9.6%	10.0%	10.2%
Percentage rents	0.3	0.2	0.2	0.3	0.8	0.2		0.3
Expense recoveries	4.1	4.1	3.9	4.0	3.6	4.2	4.3	4.0
Mall tenant occupancy costs	13.6%	13.4%	13.8%	13.2%	11.0%	14.0%	14.3%	14.5%

New Center Development

The Mall at Partridge Creek (Partridge Creek), a 640,000 square foot center, is under construction in Clinton Township, Michigan. The center will be anchored by Nordstrom, Parisian, and MJR Theatres, and is scheduled to open in October 2007, with Nordstrom opening in spring 2008. See "Liquidity and Capital Resources - The Mall at Partridge Creek Contractual Obligations” and "Planned Capital Spending" regarding this and other projects.

Results of Operations

Openings and Disposition

Stores began opening at The Pier in late June 2006, in Atlantic City, New Jersey. We expect nearly 80 of the 100 tenants to be open by year end. The center is expected to be fully occupied by late spring 2007. Under our agreement with Gordon Group Holdings LLC (Gordon), who developed the center, we will have a 30% interest in The Pier. The results of operations of The Pier were immaterial in the third quarter. See “Liquidity and Capital Resources” regarding this project.

In December 2005, a 50% owned Unconsolidated Joint Venture sold its interest in Woodland for $177.4 million. Our $85.4 million share of proceeds was received in cash with the exception of a $9 million 5.40% note receivable, which was repaid in the first quarter of 2006. The cash proceeds from the sale were used in January 2006 to acquire the land for Partridge Creek, as part of a like-kind exchange pursuant to Section 1031 of the Internal Revenue Code and the regulations thereunder ("Section 1031 like-kind exchange"). Additional proceeds were used in February 2006 to purchase the land and real property improvements of the Oyster Bay development, also as part of a Section 1031 like-kind exchange, and to pay off the outstanding balance on the loan on the property.

Northlake, a wholly-owned regional center, opened on September 15, 2005 in Charlotte, North Carolina. The 1.1 million square foot center is anchored by Belk, Dick’s Sporting Goods, Dillard’s, Macy’s, and AMC Theatres.

Taubman Asia

In April 2005, we formed Taubman Asia, which will be the platform for our future expansion into the Asia-Pacific region. Taubman Asia is headquartered in Hong Kong and is seeking projects that leverage our strong retail planning, design, and operational capabilities.

We are finalizing the terms of our engagement to provide development, leasing, and on-going management services on a fee basis for the 1.2 million square foot super regional shopping center that will be part of Songdo International City, just south of Seoul, South Korea. The center is anticipated to begin construction in 2007 and open in 2009. The services agreement will extend for 10 years after opening. We have negotiated the opportunity to invest in a portion of the broader project, which will include not only retail, but also office, hotel, and residential uses. We anticipate we will finalize our decision on this investment in early 2007. In addition, we believe there are many other promising opportunities in Asia and we are actively exploring them.

Debt and Equity Transactions

In September 2006, Waterside, an Unconsolidated Joint Venture, closed on a $165 million non-recourse financing. The interest-only loan has a ten-year term and an effective interest rate of 5.54%. We used our $39.5 million share of excess proceeds to pay down our lines of credit.

Also in September 2006, the owner of Partridge Creek closed on a third-party construction loan. The $81 million, four-year construction facility, which has a balance of $12.1 million as of September 30, 2006, bears interest at LIBOR plus 1.15%. See “Liquidity and Capital Resources - The Mall at Partridge Creek Contractual Obligations” and “Planned Capital Spending” regarding this project.

In August 2006, we amended our $350 million revolver, extending the maturity date by one year, to February 2009, with a one year extension option. Additionally, the interest rate was decreased from LIBOR plus 0.80% to LIBOR plus 0.70%. Under the revised terms, borrowings under the line of credit are primary obligations of the entities owning Dolphin Mall (Dolphin), Fairlane Town Center (Fairlane), and Twelve Oaks Mall (Twelve Oaks), which are the collateral for the line of credit. TCO and the entities owning Fairlane and Twelve Oaks are guarantors under the credit agreement.

Also in August 2006, we used borrowings under the amended revolver to refinance the remaining balance of approximately $140 million on the existing loan on Dolphin when it became prepayable without penalty. Subsequently, we used available cash, proceeds from the Waterside financing, and borrowings under our other line of credit to reduce the balance on the revolver to $25 million as of September 30, 2006.

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

In May 2006, Cherry Creek, a 50% owned consolidated joint venture, closed on a $280 million non-recourse refinancing. The interest-only loan has a ten-year term and bears interest at a rate of 5.24%. Proceeds were used to pay off the existing 7.68%, $173 million mortgage on the center, plus accrued interest and fees. Excess proceeds were distributed to the partners.

In February 2006, we paid off the remaining $144.4 million balance on the loans on The Shops at Willow Bend, when the loans became prepayable without penalty. As a result, we wrote off the remaining $2.1 million of financing costs related to the loans.

Also in February 2006, we closed on a $215.5 million, 5.41% non-recourse financing of Northlake. This interest-only loan has a 10-year term. In addition, we paid off the $56.2 million third-party loan on Oyster Bay.

In December 2005, we closed on a $540 million 5.465% non-recourse refinancing of The Mall at Short Hills. This interest-only loan has a ten-year term. Proceeds were used to pay off the existing 6.7%, $260 million loan on the center, the Northlake construction loan, and our revolver.

Also in December 2005, our Board of Directors authorized the purchase of up to $50 million of our common stock on the open market. As of September 30, 2006, we had not purchased any shares or redeemed any units under this program. Repurchases of common stock will be financed through general corporate funds and through borrowings under existing lines of credit.

In July 2005, we issued $87 million of 7.625% Series H Cumulative Redeemable Preferred Stock. Proceeds from the issuance of the Series H Preferred Stock were used to redeem $87 million of our outstanding $200 million 8.3% Series A Cumulative Redeemable Preferred Stock. We recognized a charge of $3.1 million at that time, representing the difference between the carrying value and the redemption price of the Series A Preferred Stock redeemed.

In May 2005, we completed a $200 million non-recourse refinancing of the existing $140 million loan on The Mall at Wellington Green. The ten-year interest-only loan bears an interest rate of 5.44%. We used the excess proceeds to pay down lines of credit.

See "Liquidity and Capital Resources" regarding additional planned debt transactions and capital spending.

New Accounting Pronouncements

In September 2006, the SEC’s staff issued Staff Accounting Bulletin (SAB) No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This Bulletin provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance in this Bulletin must be applied to financial reports covering the first fiscal year ending after November 15, 2006. We are currently evaluating the guidance in this Bulletin.

Also in September 2006, the FASB issued Statement No. 157 “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies to accounting pronouncements that require or permit fair value measurements, except for share-based payments transactions under FASB Statement No. 123. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. As Statement No. 157 does not require any new fair value measurements or remeasurements of previously computed fair values, we do not believe adoption of this Statement will have a material effect on our financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” This Interpretation defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect of this Interpretation.

Presentation of Operating Results

Income Allocation

The following table contains the operating results of our Consolidated Businesses and the Unconsolidated Joint Ventures. Income allocated to the minority partners in the Operating Partnership and preferred interests is deducted to arrive at the results allocable to our common shareowners. Because the net equity balances of the Operating Partnership and the outside partners in certain consolidated joint ventures are less than zero, the income allocated to the minority and outside partners is equal to their share of operating distributions. The net equity of these minority and outside partners is less than zero due to accumulated distributions in excess of net income and not as a result of operating losses. Distributions to partners are usually greater than net income because net income includes non-cash charges for depreciation and amortization. Our average ownership percentage of the Operating Partnership was 65% during the three and nine months ended September 30, 2006, and 63% and 62% during the three and nine months ended September 30, 2005, respectively.

Under guidance in EITF 04-5 "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" and Statement of Position 78-9, "Accounting for Investments in Real Estate Ventures" (SOP 78-9) as amended by FASB Staff Position 78-9-1 and the corresponding changes and considerations surrounding control, we began consolidating the entity that owns the Cherry Creek as of January 1, 2006. This entity was previously accounted for under the equity method in accordance with the provisions of SOP 78-9. As of January 1, 2006, the impact to the balance sheet was an increase in assets of approximately $128 million and liabilities of approximately $180 million, and a $52 million reduction of beginning equity representing the cumulative effect of change in accounting principle.

The results of Cherry Creek are presented within the Consolidated Businesses for periods beginning January 1, 2006, as a result of our adoption of EITF 04-5. Results of Cherry Creek prior to 2006 are included within the Unconsolidated Joint Ventures.

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

Our presentations of EBITDA and FFO are not necessarily comparable to the similarly titled measures of other REITs due to the fact that not all REITs use the same definitions. These measures should not be considered alternatives to net income (loss) or as an indicator of our operating performance. Additionally, neither represents cash flows from operating, investing or financing activities as defined by GAAP. Reconciliations of Net Income (Loss) Allocable to Common Shareowners to Funds from Operations and Net Income to Beneficial Interest in EBITDA are presented following the Comparison of the Nine Months Ended September 30, 2006 to the Nine Months Ended September 30, 2005. See the following section regarding certain presentation changes affecting EBITDA and FFO.

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

Also, as a result of this change in our business practice, we modified our estimated useful lives of CAM assets that are recoverable from tenants as of January 1, 2006. The change in useful lives better aligns the depreciation of common area assets with our lease portfolio. The change in estimate did not have a material effect on the current results of operations but could be material in future periods. The Operating Partnership's share of depreciation on all capital expenditures was $3.6 million and $3.8 million for the three months ended September 30, 2006 and 2005, respectively, and $9.4 million and $10.2 million for the nine months ended September 30, 2006 and 2005, respectively.

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

Comparison of the Three Months Ended September 30, 2006 to the Three Months Ended September 30, 2005

The following table sets forth operating results for the three months ended September 30, 2006 and September 30, 2005, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

Three Months Ended September 30, 2006		Three Months Ended September 30, 2005
CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)
(in millions of dollars)
REVENUES:
Minimum rents	76.4	35.8	63.9	45.4
Percentage rents	2.7	1.6	1.3	1.1
Expense recoveries	49.1	20.9	40.0	24.1
Management, leasing and development services	2.6		3.4
Other	8.2	1.4	5.6	2.2
Total revenues	138.9	59.7	114.2	72.8

EXPENSES:
Maintenance, taxes, and utilities	38.0	14.9	32.6	17.3
Other operating	18.1	6.4	13.4	6.6
Management, leasing and development services	1.2		2.4
General and administrative	7.1		6.8
Interest expense (2)	32.3	13.5	27.2	17.0
Depreciation and amortization (3) (4)	32.9	11.2	31.7	14.0
Total expenses	129.6	46.0	114.1	54.9

Gains on land sales and interest income	1.2	0.3	0.4	0.2
	10.5	14.0	0.5	18.2
Equity in income of Unconsolidated Joint Ventures (4)	7.1		9.3

Income before minority and preferred interests	17.6		9.8
Minority and preferred interests:
TRG preferred distributions	(0.6)		(0.6)
Minority share of consolidated joint ventures	(3.0)		0.0
Minority share of income of TRG	(4.2)		(0.6)
Distributions in excess of minority share of income of TRG	(4.7)		(8.3)
Net income	5.0		0.3
Preferred dividends (5)	(3.7)		(9.3)
Net income (loss) allocable to common shareowners	1.4		(9.0)

SUPPLEMENTAL INFORMATION (6):
EBITDA - 100%	75.7	38.7	59.4	49.2
EBITDA - outside partners' share	(8.2)	(17.3)	(3.1)	(21.9)
Beneficial interest in EBITDA	67.5	21.4	56.3	27.3
Beneficial interest expense	(29.0)	(7.7)	(25.8)	(9.4)
Non-real estate depreciation	(0.7)		(0.5)
Preferred dividends and distributions	(4.3)		(9.9)
Funds from Operations contribution	33.5	13.8	20.0	17.8

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

(2)
Interest expense for the three months ended September 30, 2006 includes a $1.0 million charge in the third quarter of 2006 in connection with the write-off of financing costs related to the refinancing of the loan on Dolphin when the loan became prepayable without penalty.

(3)
Included in depreciation and amortization of the Consolidated Businesses and Unconsolidated Joint Ventures (at 100%) are $2.7 million and $2.4 million, respectively, of depreciation of center replacement assets for 2006, and $2.6 million and $2.4 million, respectively, for 2005.

(4)
Amortization of our additional basis in the Operating Partnership included in depreciation and amortization was $1.2 million and $1.1 million in 2006 and 2005, respectively. Also, amortization of our additional basis included in equity in income of Unconsolidated Joint Ventures was $0.5 million and $0.8 million in 2006 and 2005, respectively.

(5)	Preferred dividends for the three months ended September 30, 2005 include a $3.1 million charge recognized in connection with the partial redemption of the Series A Preferred Stock.
(6)	EBITDA and FFO for 2005 have been restated from amounts previously reported to include an add-back of depreciation of center replacement assets reimbursed in the year of acquisition.
(7)	Certain reclassifications have been made to prior year information to conform to current year classifications. Amounts in this table may not add due to rounding.

Consolidated Businesses

Total revenues for the quarter ended September 30, 2006 were $138.9 million, a $24.7 million or 21.6% increase over the comparable period in 2005. Minimum rents increased $12.5 million, primarily due to Cherry Creek, which we began consolidating in 2006 upon our adoption of EITF 04-5, and the September 2005 opening of Northlake. Minimum rents also increased due to tenant rollovers. Percentage rents increased due to increasing tenant sales and Cherry Creek. Expense recoveries increased primarily due to Cherry Creek, Northlake, and increases in recoverable costs at certain centers, partially offset due to decreases in property taxes at certain centers. Management, leasing, and development revenue decreased primarily due to a decrease in reimbursements of third party costs, which was partially offset by increased revenue related to services from certain contracts. We expect our management, leasing, and development revenues, net of the related expenses, to be approximately $6.0 million in 2006. Other income increased primarily due to increases in lease cancellation revenue and Cherry Creek. During the third quarter of 2006, we recognized our approximately $2.5 million and $0.2 million share of the Consolidated Businesses’ and Unconsolidated Joint Ventures’ lease cancellation revenue. For 2006, we are estimating that our share of lease cancellation revenue will be as high as $12 million.

Total expenses were $129.6 million, a $15.5 million or 13.6% increase over the comparable period in 2005. Maintenance, taxes, and utilities expense increased primarily due to Cherry Creek, Northlake, and increases in maintenance costs and electricity expense at certain centers, which were partially offset by decreases in property taxes at certain centers. Other operating expense increased primarily due to Cherry Creek, Northlake, bad debt expense, and pre-development costs related to domestic and non-U.S. projects. Due to a number of development opportunities in both the U.S. and Asia that may require additional spending, pre-development costs are expected to be as much as $12 million in 2006, net of reimbursements and related revenues. Pre-development costs were $7.0 million through September 30, 2006. Management, leasing, and development expense decreased primarily due to a reduction in reimbursable third party costs. We expect that general and administrative expense will be approximately $7.0 million for the fourth quarter of 2006. Interest expense increased due to Cherry Creek, Northlake, the higher balance on the refinancing of The Mall at Short Hills, and the write-off of financing costs related to the refinancing of the loan on Dolphin. These increases were partially offset by reduced rates on refinancings. Depreciation expense increased primarily due to Cherry Creek and Northlake, partially offset by decreases due to fully depreciated assets at certain centers and changes in depreciable lives of tenant allowances in connection with early terminations during 2005.

Interest income increased due to higher average cash balances and increased interest rates. There were no land sales in the third quarter of 2006 and 2005. We do not expect any further peripheral land sales to occur in 2006.

Unconsolidated Joint Ventures

Total revenues for the three months ended September 30, 2006 were $59.7 million, a $13.1 million or 18.0% decrease from the comparable period in 2005. Minimum rents decreased by $9.6 million, primarily due to the consolidation of Cherry Creek in 2006 and the sale of Woodland in December 2005, which were partially offset by tenant rollovers and increases in occupancy. Expense recoveries decreased primarily due to Cherry Creek, Woodland, and decreases in property taxes at certain centers, which were partially offset by increases in other recoverable costs. Other income decreased primarily due to Cherry Creek.

Total expenses decreased by $8.9 million to $46.0 million for the three months ended September 30, 2006. Maintenance, taxes, and utilities expense decreased primarily due to Cherry Creek, Woodland and decreases in property taxes at certain centers, which were partially offset by increases in maintenance costs and electricity expense at certain centers. Other operating expense remained relatively flat, with decreases due to Cherry Creek and Woodland, offset by increases in marketing and promotion expenses and bad debt expense. Interest expense decreased primarily due to Cherry Creek. Depreciation expense decreased due to Cherry Creek and Woodland.

As a result of the foregoing, income of the Unconsolidated Joint Ventures decreased by $4.2 million to $14.0 million for the three months ended September 30, 2006. Our equity in income of the Unconsolidated Joint Ventures was $7.1 million, a $2.2 million decrease from the comparable period in 2005.

Net Income

Our income before minority and preferred interests increased by $7.8 million to $17.6 million for the three months ended September 30, 2006. Minority share of income of consolidated joint ventures increased due to Cherry Creek (see "Presentation of Operating Results - Income Allocation"). Preferred dividends decreased due to the redemption of the Series A Preferred Stock. In addition, preferred dividends in 2005 include a $3.1 million charge related to the partial redemption of the Series A Preferred Stock (see “Debt and Equity Transactions”). After allocation of income to minority and preferred interests, net income (loss) allocable to common shareowners for 2006 was $1.4 million compared to $(9.0) million in the comparable period in 2005.

Comparison of the Nine Months Ended September 30, 2006 to the Nine Months Ended September 30, 2005

The following table sets forth operating results for the nine months ended September 30, 2006 and September 30, 2005, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

Nine Months Ended September 30, 2006		Nine Months Ended September 30, 2005
CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)
(in millions of dollars)
REVENUES:
Minimum rents	229.0	106.2	190.2	136.6
Percentage rents	6.3	3.3	3.7	2.8
Expense recoveries	146.2	59.4	118.8	71.2
Management, leasing and development services	8.7		8.9
Other	26.2	7.4	21.9	7.0
Total revenues	416.2	176.3	343.5	217.7

EXPENSES:
Maintenance, taxes, and utilities	113.2	42.5	94.8	51.0
Other operating	51.2	17.5	43.0	21.4
Management, leasing and development services	4.2		5.8
General and administrative	21.6		20.5
Interest expense (2)	98.5	40.1	79.3	50.5
Depreciation and amortization (3) (4)	99.6	31.6	94.7	39.9
Total expenses	388.3	131.8	338.0	162.9

Gains on land sales and interest income	9.1	0.9	6.0	0.5
	37.0	45.4	11.5	55.3
Equity in income of Unconsolidated Joint Ventures (4)	23.0		27.7

Income before minority and preferred interests	59.9		39.2
Minority and preferred interests:
TRG preferred distributions	(1.8)		(1.8)
Minority share of consolidated joint ventures	(7.2)		0.0
Minority share of income of TRG	(12.7)		(8.2)
Distributions in excess of minority share of income of TRG	(14.0)		(18.9)
Net income	24.2		10.3
Preferred dividends (5)	(20.1)		(21.6)
Net income (loss) allocable to common shareowners	4.2		(11.3)

SUPPLEMENTAL INFORMATION (6):
EBITDA - 100%	235.1	117.1	185.5	145.7
EBITDA - outside partners' share	(22.9)	(51.9)	(10.4)	(65.5)
Beneficial interest in EBITDA	212.1	65.2	175.1	80.2
Beneficial interest expense	(88.9)	(22.9)	(75.2)	(28.1)
Non-real estate depreciation	(1.9)		(1.6)
Preferred dividends and distributions	(21.9)		(23.5)
Funds from Operations contribution	99.5	42.4	74.9	52.1

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

(2)
Interest expense for the nine months ended September 30, 2006 includes charges of $3.1 million in connection with the write-off of financing costs related to the respective pay off and refinancing of the loans on The Shops at Willow Bend and Dolphin when the loans became prepayable without penalty, in the first and third quarters of 2006, respectively.

(3)
Included in depreciation and amortization of the Consolidated Businesses and Unconsolidated Joint Ventures (at 100%) are $7.4 million and $4.5 million, respectively, of depreciation of center replacement assets for 2006, and $7.7 million and $5.4 million, respectively, for 2005.

(4)
Amortization of the additional basis included in depreciation and amortization was $3.6 million and $3.2 million in 2006 and 2005, respectively. Also, amortization of our additional basis in the Operating Partnership included in equity in income of Unconsolidated Joint Ventures was $1.5 million and $2.3 million in 2006 and 2005, respectively.

(5)
Preferred dividends for the nine months ended September 30, 2006 include $4.7 million of charges recognized in connection with the redemption of the remaining Series A and Series I Preferred Stock. Preferred dividends for the nine months ended September 30, 2005 include a $3.1 million charge recognized in connection with the partial redemption of the Series A Preferred Stock.

(6)	EBITDA and FFO for 2005 have been restated from amounts previously reported to include an add-back of depreciation of center replacement assets reimbursed in the year of acquisition.
(7)	Certain reclassifications have been made to prior year information to conform to current year classifications. Amounts in this table may not add due to rounding.

Consolidated Businesses

Total revenues for the nine months ended September 30, 2006 were $416.2 million, a $72.7 million or 21.2% increase over the comparable period in 2005. Minimum rents increased $38.8 million, primarily due to Cherry Creek, which we began consolidating in 2006 upon our adoption of EITF 04-5, and the September 2005 opening of Northlake. Minimum rents also increased due to tenant rollovers. Percentage rents increased due to increasing tenant sales and Cherry Creek. Expense recoveries increased primarily due to Cherry Creek and Northlake, and increases in recoverable costs. Management, leasing, and development revenue remained relatively flat, with decreases primarily due to a reduction in reimbursable third party costs, offset by increased revenues related to services from certain contracts. Other income increased primarily due to Cherry Creek, Northlake, and increases in lease cancellation revenue, which were partially offset by approximately $0.6 million of non-recurring income during 2005.

Total expenses were $388.3 million, a $50.3 million or 14.9% increase over the comparable period in 2005. Maintenance, taxes, and utilities expense increased primarily due to Cherry Creek, Northlake, and increases in maintenance costs and electricity expense at certain centers. Other operating expense increased primarily due to Cherry Creek and Northlake, as well as increases in bad debt expense and professional fees. Management, leasing, and development expense decreased primarily due to a reduction in reimbursable third party costs. General and administrative expense increased primarily due to increases in compensation expenses, which were partially offset by decreased severance costs. Interest expense increased due to Cherry Creek, Northlake, the higher balance on the refinancing of The Mall at Short Hills, and increases in floating interest rates. These increases were partially offset by reduced rates on refinancings. Interest expense in 2006 also included the write-off of financing costs related to the respective pay off and refinancing of the loans on The Shops at Willow Bend and Dolphin. Depreciation expense increased primarily due to Cherry Creek and Northlake, which were partially offset by a decrease due to changes in depreciable lives of tenant and anchor allowances in connection with early terminations during 2005 and fully depreciated assets at certain centers.

Gains on land sales and interest income increased due to higher interest rates and average cash balances in 2006, which were partially offset by a decrease in gains on peripheral land sales.

Unconsolidated Joint Ventures

Total revenues for the nine months ended September 30, 2006 were $176.3 million, a $41.4 million or 19.0% decrease from the comparable period in 2005. Minimum rents decreased by $30.4 million, primarily due to the consolidation of Cherry Creek in 2006 and the sale of Woodland in December 2005, which were partially offset by increases in occupancy and tenant rollovers. Expense recoveries decreased primarily due to Cherry Creek and Woodland, which were partially offset by increased recoverable costs at certain centers. Other income increased due to increases in lease cancellation revenue, which were partially offset by Cherry Creek and Woodland.

Total expenses decreased by $31.1 million to $131.8 million for the nine months ended September 30, 2006. Maintenance, taxes, and utilities expense decreased primarily due to Cherry Creek and Woodland, which were partially offset by increases in maintenance costs and electricity expense at certain centers. Other operating expense decreased due to Cherry Creek and Woodland, which were partially offset by costs related to marketing and promotion services. Interest expense decreased due to Cherry Creek. Depreciation expense decreased primarily due to Cherry Creek and Woodland.

As a result of the foregoing, income of the Unconsolidated Joint Ventures decreased by $9.9 million to $45.4 million for the nine months ended September 30, 2006. Our equity in income of the Unconsolidated Joint Ventures was $23.0 million, a $4.7 million decrease from the comparable period in 2005.

Net Income

Our income before minority and preferred interests increased by $20.7 million to $59.9 million for the nine months ended September 30, 2006. Minority share of income of consolidated joint ventures increased due to Cherry Creek (see "Presentation of Operating Results - Income Allocation"). Preferred dividends decreased due to the redemption of the Series A Preferred Stock. In addition, preferred dividends in 2006 include $4.7 million of charges recognized in connection with the redemption of the Series A and Series I Preferred Stock. Preferred dividends in 2005 include a $3.1 million charge related to the partial redemption of the Series A Preferred Stock (see “Debt and Equity Transactions”). After allocation of income to minority and preferred interests, net income (loss) allocable to common shareowners for 2006 was $4.2 million compared to $(11.3) million in the comparable period in 2005.

Reconciliation of Net Income (Loss) Allocable to Common Shareowners to Funds from Operations

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
	(in millions of dollars)
Net income (loss) allocable to common shareowners	1.4	(9.0)	4.2	(11.3)

Add (less) depreciation and amortization: (1)
Consolidated businesses at 100%	32.9	31.7	99.6	94.7
Minority partners in consolidated joint ventures	(3.6)	(1.8)	(9.6)	(6.5)
Share of unconsolidated joint ventures	6.7	8.5	19.4	24.4
Non-real estate depreciation	(0.7)	(0.5)	(1.9)	(1.6)

Add minority interests:
Minority share of income of TRG	4.2	0.6	12.7	8.2
Distributions in excess of minority share of income of TRG	4.7	8.3	14.0	18.9
Distributions in excess of minority share of income of consolidated joint ventures	1.7	0.1	3.4	0.2

Funds from Operations (2)	47.3	37.8	141.8	127.0

TCO's average ownership percentage of TRG	65.1%	62.6%	64.8%	62.1%

Funds from Operations allocable to TCO (2)	30.8	23.7	91.9	78.7

(1)
Depreciation includes $2.8 million and $2.5 million of mall tenant allowance amortization for the three months ended September 30, 2006 and 2005, respectively, and $7.4 million and $7.6 million for the nine months ended September 30, 2006 and 2005, respectively. Depreciation also includes TRG’s beneficial interest in depreciation of center replacement assets recoverable from tenants of $3.6 million and $3.8 million for the three months ended September 30, 2006 and 2005, respectively, and $9.4 million and $10.2 million for the nine months ended September 30, 2006 and 2005, respectively.

(2)
FFO for the three and nine months ended September 30, 2005 has been restated from previously reported amounts to include the add-back of depreciation of center replacement assets reimbursed in the year of acquisition.

(3)	Amounts in this table may not recalculate due to rounding.

Reconciliation of Net Income to Beneficial Interest in EBITDA

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
	(in millions of dollars)
Net income	5.0	0.3	24.2	10.3

Add (less) depreciation and amortization:
Consolidated businesses at 100%	32.9	31.7	99.6	94.7
Minority partners in consolidated joint ventures	(3.6)	(1.8)	(9.6)	(6.5)
Share of unconsolidated joint ventures	6.7	8.5	19.4	24.4

Add (less) preferred interests and interest expense:
Preferred distributions	0.6	0.6	1.8	1.8
Interest expense:
Consolidated businesses at 100%	32.3	27.2	98.5	79.3
Minority partners in consolidated joint ventures	(3.3)	(1.4)	(9.6)	(4.1)
Share of unconsolidated joint ventures	7.7	9.4	22.9	28.1

Add minority interests:
Minority share of income of TRG	4.2	0.6	12.7	8.2
Distributions in excess of minority share of income of TRG	4.7	8.3	14.0	18.9
Distributions in excess of minority share of income of consolidated joint ventures	1.7	0.1	3.4	0.2

Beneficial interest in EBITDA (1)	88.9	83.5	277.3	255.3

TCO's average ownership percentage of TRG	65.1%	62.6%	64.8%	62.1%

Beneficial interest in EBITDA allocable to TCO (1)	57.9	52.3	179.8	158.4

(1)
Beneficial interest in EBITDA for the three and nine months ended September 30, 2005 has been restated from previously reported amounts to include the add-back of depreciation of center replacement assets reimbursed in the year of acquisition.

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

Capital resources are required to maintain our current operations, fund construction costs on Partridge Creek and other projects, pay dividends, and fund other planned capital spending and other commitments and contingencies. We believe that our net cash provided by operating activities, distributions from our joint ventures, the unutilized portions of our credit facilities, and our ability to access the capital markets assure adequate liquidity to meet current and future cash requirements and will allow us to conduct our operations in accordance with our dividend and financing policies. The following sections contain information regarding our recent capital transactions and sources and uses of cash; beneficial interest in debt and sensitivity to interest rate risk; contractual obligations; covenants, commitments, and contingencies; and historical capital spending. We then provide information regarding our anticipated future capital spending.

As of September 30, 2006, we had a consolidated cash balance of $18.7 million, of which $2.0 million is restricted to specific uses stipulated by our lenders, including ground lease payments, taxes, insurance, debt service, capital improvements, leasing costs, and tenant allowances. We also have secured lines of credit of $350 million and $40 million. As of September 30, 2006 the total amounts borrowed on the $350 million and $40 million lines of credit were $25.0 million and $12.8 million, respectively. Our $350 million line of credit matures in February 2009 and has a one year extension option. The $40 million line of credit matures in February 2008.

Operating Activities

Our net cash provided by operating activities was $150.6 million in 2006, compared to $123.3 million in 2005. In 2006, increases in cash from 2005 related primarily to increases in rents, lease cancellation revenue, and the opening of Northlake. See also "Results of Operations" for descriptions of 2006 and 2005 transactions.

Investing Activities

Net cash used in investing activities was $64.1 million in 2006 compared to $108.5 million in 2005. Cash used in investing activities was impacted by the timing of capital expenditures, with additions to properties in 2006 and 2005 for the construction of Northlake, Partridge Creek, the expansion and renovation at Twelve Oaks, our Oyster Bay project, and other development activities and capital items. A tabular presentation of 2006 capital spending is shown in “Capital Spending”. Contributions to Unconsolidated Joint Ventures of $3.2 million in 2006 were made primarily to fund the expansion at Waterside (see "Capital Spending - New Centers") and $29.4 million in 2005 were made primarily for the purchase of anchor spaces at Stamford Town Center and Cherry Creek, to fund the expansion at Waterside, and to fund the initial investment in The Pier.

Sources of cash used in funding these investing activities, other than cash flow from operating activities, included distributions from Unconsolidated Joint Ventures and the transactions described under Financing Activities. Distributions in excess of earnings from Unconsolidated Joint Ventures provided $45.7 million in 2006, which included $39.5 million of proceeds from the Waterside financing, and $18.3 million in 2005, which included Cherry Creek and Woodland. Net proceeds from sales of peripheral land were $5.4 million and $6.1 million in 2006 and 2005, respectively. The timing of land sales is variable and proceeds from land sales can vary significantly from period to period. In addition, a $9.0 million note received in connection with the sale of Woodland was collected during the first quarter of 2006.

Financing Activities

Net cash used in financing activities was $233.8 million in 2006, compared to $5.8 million in 2005. Proceeds from the issuance of debt, net of payments and issuance costs, were $15.3 million in 2006, compared to $80.7 million in 2005. The third-party owner of Partridge Creek contributed $9.0 million in 2006 to fund the project (see "Contractual Obligations - The Mall at Partridge Creek Contractual Obligations" regarding the ownership structure of this project). Issuances of stock and partnership units related to the exercise of employee options contributed $6.7 million in 2005. In July 2005, we used the $87 million proceeds from the issuance of Series H Preferred Stock to redeem a portion of the Series A Preferred Stock. In May 2006, we used the proceeds from the issuance of the $113.0 million Series I Preferred Stock to redeem the remaining outstanding Series A Preferred Stock. The Series I Preferred Stock was then redeemed in June 2006 using available cash. Equity issuance costs were $0.6 million and $3.2 million in 2006 and 2005, respectively. Total dividends and other distributions paid were $144.5 million and $90.0 million in 2006 and 2005, respectively. Distributions to minority interests in 2006 included $45.3 million of excess proceeds from the refinancing of Cherry Creek.

Beneficial Interest in Debt

At September 30, 2006, the Operating Partnership's debt and its beneficial interest in the debt of its Consolidated and Unconsolidated Joint Ventures totaled $2,534.9 million with an average interest rate of 5.68% excluding amortization of debt issuance costs and the effects of interest rate hedging instruments. These costs are reported as interest expense in the results of operations. Interest expense for the nine months ended September 30, 2006 includes $0.5 million of non-cash amortization relating to acquisitions or 0.02% of the average all-in rate. Included in beneficial interest in debt is debt used to fund development and expansion costs. Beneficial interest in construction work in process totaled $214.4 million as of September 30, 2006, which includes $192.2 million of assets on which interest is being capitalized. Beneficial interest in capitalized interest was $6.8 million for the nine months ended September 30, 2006. The following table presents information about our beneficial interest in debt as of September 30, 2006:

	Amount	Interest Rate Including Spread
	(in millions of dollars)
Fixed rate debt	2,483.0	5.66%	(1)

Floating rate debt-
Floating month to month	51.9	6.28%	(1)

Total beneficial interest in debt	2,534.9	5.68%	(1)

Amortization of financing costs (2)		0.17%
Average all-in rate		5.85%

(1)	Represents weighted average interest rate before amortization of financing costs.
(2)	Financing costs include financing fees, interest rate cap premiums, and losses on settlement of derivatives used to hedge the refinancing of certain fixed rate debt.
(3)	Amounts in table may not add due to rounding.

In August 2006, we entered into a forward starting swap for $50 million to partially hedge interest rate risk associated with the planned refinancing of International Plaza in January 2008. We had previously entered into two forward starting swaps totaling $100 million in March 2006. The weighted average forward swap rate for these three swaps is 5.33%, excluding the credit spread.

Sensitivity Analysis

We have exposure to interest rate risk on our debt obligations and interest rate instruments. We use derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. We routinely use cap, swap, treasury lock, and rate lock agreements to meet these objectives. Based on the Operating Partnership's beneficial interest in floating rate debt in effect at September 30, 2006, a one percent increase or decrease in interest rates on this floating rate debt would decrease or increase annual earnings (including the effect of capitalized interest) and cash flows by approximately $0.5 million. Based on our consolidated debt and interest rates in effect at September 30, 2006, a one percent increase in interest rates would decrease the fair value of debt by approximately $128.0 million, while a one percent decrease in interest rates would increase the fair value of debt by approximately $137.3 million.

Contractual Obligations

In conducting our business, we enter into various contractual obligations, including those for debt, capital leases for property improvements, operating leases for office space and land, purchase obligations (primarily for construction), and other long-term commitments. Disclosure of these items is contained in our Annual Report on Form 10-K. Updates of the 10-K disclosures for debt obligations and planned capital spending, which can vary significantly from period to period, as of September 30, 2006 are provided in the table below:

	Payments due by period
	Total	Less than 1 year (2006)	1-3 years (2007-2008)	3-5 years (2009-2010)	More than 5 years (2011+)
	(in millions of dollars)
Debt (1)	2,283.4	4.1	218.0	192.5	1,868.7
Interest payments	949.3	32.1	246.1	227.6	443.5
Purchase obligations -
Planned capital spending (2)	236.9	58.0	178.9

(1)
The settlement periods for debt do not consider extension options. Amounts relating to interest on floating rate debt are calculated based on the debt balances and interest rates as of September 30, 2006.

(2)
As of September 30, 2006, we were contractually liable for $122.1 million of this planned spending. See "Planned Capital Spending" for detail regarding planned funding. The Pier is not included in these amounts.

(3)	Amounts in this table may not add due to rounding.

During the first quarter of 2006, we exercised options to acquire property and land at Partridge Creek and Oyster Bay through Section 1031 like-kind exchanges. Our obligations to third-party accommodators under prior contractual agreements existing at December 31, 2005 were terminated and all related third-party obligations were repaid.

The Mall at Partridge Creek Contractual Obligations

In May 2006, we engaged the services of a third-party investor to acquire certain property associated with Partridge Creek, in order to facilitate a Section 1031 like-kind exchange to provide flexibility for disposing of assets in the future. The third-party investor became the owner of the project and leases the land from one of our subsidiaries. In turn, the owner leases the project back to us.

Funding for the project is expected from the following sources. We will provide approximately 45% of the project funding under a junior subordinated financing. The owner has provided $9 million in equity. Funding for the remaining project costs is being provided by the owner’s third-party construction loan, which has a balance of $12.1 million as of September 30, 2006 (see “Debt and Equity Transactions”).

We are the construction manager for the project and have an option to purchase the property and assume the ground lease from the owner during the 30-month exchange period ending December 2008. The option, if exercised, will provide the owner a 12% cumulative return on its equity. In the event that we do not exercise our right to purchase the property from the owner, the owner will have the right to sell all of its interest in the property, provided that the purchaser shall assume all of the obligations and be assigned all of the owner's rights under the ground lease, the operating lease, and any remaining obligations under the loans.

We have guaranteed the lease payments on the operating lease (excluding annual supplemental rent equal to 1.67% of the owner's outstanding equity balance, commencing after the exchange period) as well as completion of the project. The lease payments are structured to cover debt service, ground rent payments, and other expenses of the lessor. We consolidate the accounts of the owner and the junior loan and other intercompany transactions are eliminated in consolidation.

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

Payments of principal and interest on the loans in the following table are guaranteed by the Operating Partnership as of September 30, 2006.

Center	Loan balance as of 9/30/06	TRG's beneficial interest in loan balance as of 9/30/06	Amount of loan balance guaranteed by TRG as of 9/30/06	% of loan balance guaranteed by TRG	% of interest guaranteed by TRG
	(in millions of dollars)
Dolphin Mall	5.0	5.0	5.0	100%	100%
Fairlane Town Center	20.0	20.0	20.0	100%	100%
The Mall at Millenia	0.5	0.2	0.2	50%	50%

In addition, we have guaranteed certain obligations of Partridge Creek (see “Contractual Obligations”) and the payment of $5.1 million related to the remaining development costs and certain tenant allowances for Northlake.

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

Based on a market value at September 30, 2006 of $44.42 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $1.1 billion. The purchase of these interests at September 30, 2006 would have resulted in our owning an additional 31% interest in the Operating Partnership.

Capital Spending

Capital spending for routine maintenance of the shopping centers is generally recovered from tenants. 2006 capital spending through September 30, 2006 is summarized in the following table:

	2006 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions of dollars)
New Development Projects
Pre-construction development activities (2)	19.4	19.4
New centers (3)	21.4	21.4

Existing Centers
Renovation projects with incremental GLA and/or anchor replacement (4)	31.2	31.1	25.7	7.3
Renovations with no incremental GLA effect and other	2.3	2.3	1.9	1.0
Mall tenant allowances (5)	8.2	7.9	2.7	1.4
Asset replacement costs reimbursable by tenants	8.9	8.3	3.4	2.0

Corporate office improvements and equipment	4.5	4.5

Additions to properties	95.8	94.9	33.8	11.7

(1)	Costs are net of intercompany profits and are computed on an accrual basis. Unconsolidated joint venture amounts exclude costs related to The Pier.
(2)	Primarily includes project costs of Oyster Bay.
(3)	Includes costs related to Partridge Creek.
(4)	Includes costs related to the renovation of the former Filene's space at Stamford Town Center, the expansion at Twelve Oaks, and the expansion and renovation of Waterside.
(5)	Excludes initial lease-up costs.
(6)	Amounts in this table may not add due to rounding.

For the nine months ended September 30, 2006, in addition to the costs above, we incurred our $3.8 million share of Consolidated Businesses’ and $1.0 million share of Unconsolidated Joint Ventures’ capitalized leasing costs.

The following table presents a reconciliation of the Consolidated Businesses’ capital spending shown above (on an accrual basis) to additions to properties (on a cash basis) as presented in our Consolidated Statement of Cash Flows for the nine months ended September 30, 2006:

(in millions of dollars)

Consolidated Businesses’ capital spending	95.8
Differences between cash and accrual basis	25.2
Additions to properties	121.0

Planned Capital Spending

New Centers

Partridge Creek, a 640,000 square foot center, is under construction in Clinton Township, Michigan. The center will be anchored by Nordstrom, Parisian, and MJR Theatres, and is scheduled to open in October 2007, with Nordstrom opening in spring 2008. Our investment in this center will be approximately $155 million and we are expecting a stabilized return of 9.5%.

In January 2005, we entered into an agreement to invest in The Pier, located in Atlantic City, New Jersey, with Gordon Group Holdings LLC (Gordon), who developed the center. Under the agreement, we will have a 30% interest in The Pier. Our capital contribution in The Pier will be made in three steps. The initial investment of $4 million was made at the closing in January 2005. A second payment equal to 70% of our projected required total investment (less the initial $4 million payment) is expected to be made toward the end of this year. The third and final payment will be made in early 2008 based on the project's actual 2007 net operating income (NOI) and debt levels. Our total capital contribution will be computed at a price based on a seven percent capitalization rate. Depending on the performance of the project and assuming our share of debt to be $39 million, we expect our total cash investment to be in the range of $21 million to $26 million. Including our share of debt, our total investment would be in the range of $60 million to $65 million. During construction of the project, Gordon loaned the venture the funding for capital expenditures in excess of the construction loan financing. Interest on the loan is accruable at the short-term applicable federal rate (AFR) under Section 1274(d) of the Internal Revenue Code and will be repaid before any distributions to the venture partners. Our contributions will be used to repay the principal portion of the loan. Consequently, we expect that our share of distributions and income will initially be less than our residual 30% interest. The outstanding balance on the $100 million construction facility at September 30, 2006 was $84.0 million. This facility bears interest at LIBOR plus 2.65% and matures in August 2007. The maturity may be extended under two one-year extension options, assuming certain requirements have been met. We expect to close on a third-party financing agreement for The Pier in the fourth quarter of 2006, which would be used to pay off the existing loan. The $130 million interest-only facility will mature in ten years. Subject to certain performance criteria, the facility may be increased to as much as $160 million. The investment in The Pier is accounted for under the equity method.

We are negotiating agreements regarding a mixed-use project called City Creek Center in Salt Lake City, Utah. Demolition of the existing structures will begin in November 2006 and the project will open in 2011. The retail component of the project will include approximately 300,000 square feet of tenant GLA and up to three department stores, including Macy’s and Nordstrom. We have been a consultant throughout the planning process for this project and will develop, manage, lease, and own the retail space. We are currently in the final stages of refining our partnership agreement which will govern our investment in the retail portion. When complete, we will provide the anticipated costs and returns.

In October 2006, we announced that we are seeking a final decision in the Supreme Court of the State of New York (Suffolk County) on our land use plan to build a mall in Syosset, Long Island, New York. During our recent discussions with the Town of Oyster Bay we believed that our offer to settle for a reduced size mall was acceptable to the Town. However, without a resolution we have no choice but to continue the legal process. We believe we will be successful in this litigation and we will ultimately build the mall. Sixty-five percent of the tenant space in the mall is committed, over 50 percent has fully-executed leases, and the mall will be anchored by Neiman Marcus, Nordstrom, and Barneys New York. Depending on the timing of the construction and opening of the mall, we anticipate spending as much as $500 million on this project. Assuming $500 million of cost we expect a minimum return of 7%. We expect success with the litigation, but if we are ultimately unsuccessful it is anticipated that the recovery on this asset would be significantly less than our current investment. Our cost in this project as of September 30, 2006 was $122.5 million.

Existing Centers

Construction has been completed on an expansion and renovation of tenant space at Waterside at a cost of approximately $51 million. We expect a return of approximately 11% on our $13 million share of project costs. In addition, Nordstrom will join the center as an anchor in fall 2008 and an expansion of the current anchor, Saks Fifth Avenue, will be completed in late 2007 with a full renovation of the store expected to be completed by summer 2008.

At Twelve Oaks, construction is underway on an addition of a 167,000 square foot Nordstrom. In addition, the project includes a 60,000 square foot expansion and renovation of Macy’s (previously Marshall Fields), and approximately 97,000 square feet of additional new store space. A grand opening is planned for September 28, 2007. We expect a return of approximately 10% on our estimated cost of $63 million.

A project is underway on the site once occupied by Filene's department store at Stamford Town Center. The project, which is 100% leased, will consist of a mix of signature retail and restaurant offerings, creating significantly greater visibility to the city and much-needed pedestrian access to the center. We expect a 7.5% to 8% return on the $51 million project, which is expected to open in November 2007.

The following table summarizes planned capital spending for 2006, excluding the capital contribution related to The Pier (see “Planned Capital Spending - New Centers”), as well as costs related to the future development in Salt Lake City and projects or expansions for which budgets have not yet been approved by the Board of Directors:

	2006 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions of dollars)
New development projects (2)	79.2	79.2
Existing centers (3)	69.3	68.8	51.7	19.9
Corporate office improvements and equipment	5.3	5.3
Total	153.8	153.3	51.7	19.9

(1)	Costs are net of intercompany profits.
(2)	Includes costs related to Oyster Bay and Partridge Creek.
(3)	Includes costs related to the expansion and renovation of Twelve Oaks, Stamford Town Center, and Waterside.
(4)	Amounts in this table may not add due to rounding.

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

Subsequent Event

In October 2006, Taubman Land Associates LLC, a 50% joint venture owned by us and an affiliate of the Taubman family, acquired for $42.5 million the land on which Sunvalley is situated. Sunvalley is owned by Sunvalley Associates, a 50% joint venture with a Taubman family affiliate. The ground rent for the land under the center was $1.8 million in 2005 under the participating ground lease, which matures in 2061. Also included in the transaction was the land under the Sears store, which was paying a nominal rent to the seller.

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

On September 6, 2006, we declared a quarterly dividend of $0.305 per common share that was paid on October 20, 2006 to shareowners of record on September 29, 2006. The Board of Directors also declared a quarterly dividend of $0.50 per share on our 8% Series G Cumulative Redeemable Preferred Stock (Series G Preferred Stock) and a quarterly dividend of $0.4765625 per share on our 7.625% Series H Cumulative Redeemable Preferred Stock (Series H Preferred Stock), paid on September 29, 2006 to shareholders of record on September 19, 2006.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in this report at Item 2 under the caption “Liquidity and Capital Resources - Sensitivity Analysis.”

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be disclosed in the Company’s periodic SEC reports.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There were no material changes from risk factors as previously disclosed in Part I, Item 1A. of our 2005 Form 10-K.

Item 6. Exhibits

4(a)	--
Amended and Restated Secured Revolving Credit Agreement, dated as of August 9, 2006, by and among Dolphin Mall Associates Limited Partnership, Fairlane Town Center LLC and Twelve Oaks Mall, LLC, as Borrowers, Eurohypo AG, New York Branch, as Administrative Agent and Lead Arranger, and the various lenders and agents on the signature pages thereto (incorporated herein by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K dated August 9, 2006).

4(b)	--
Guaranty of Payment, dated as of August 9, 2006, by and among The Taubman Realty Group Limited Partnership, Fairlane Town Center LLC and Twelve Oaks Mall, LLC (incorporated herein by reference to Exhibit 4.2 filed with the Registrant’s Current Report on Form 8-K dated August 9, 2006).

4(c)	--
Amended and Restated Mortgage, dated as of August 9, 2006, by and between Fairlane Town Center LLC and Eurohypo AG, New York Branch, as Administrative Agent (incorporated herein by reference to Exhibit 4.3 filed with the Registrant’s Current Report on Form 8-K dated August 9, 2006).

4(d)	--
Amended and Restated Mortgage, dated as of August 9, 2006, by and between Twelve Oaks Mall, LLC and Eurohypo AG, New York Branch, as Administrative Agent (incorporated herein by reference to Exhibit 4.4 filed with the Registrant’s Current Report on Form 8-K dated August 9, 2006).

4(e)	--
Second Amended and Restated Mortgage, Assignment of Leases and Rents and Security Agreement, dated as of August 9, 2006, by and between Dolphin Mall Associates Limited Partnership and Eurohypo AG, New York Branch, as Administrative Agent (incorporated herein by reference to Exhibit 4.5 filed with the Registrant’s Current Report on Form 8-K dated August 9, 2006).

10(a)	--	Form of Change of Control Agreement (incorporated herein by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K dated July 17, 2006).
10(b)	--
Change of Control Agreement, dated July 17, 2006, by and among the Company, Taubman Realty Group Limited Partnership, and Lisa A. Payne (incorporated herein by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K dated July 17, 2006).

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

TAUBMAN CENTERS, INC.
Date: October 31, 2006	By: /s/ Lisa A. Payne
Lisa A. Payne
Vice Chairman, Chief Financial Officer, and Director (Principal Financial Officer)