Form 10-K
period 2006-12-31
TAUBMAN CENTERS INC
filed 2007-02-27
CIK 890319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _________________
Commission File Number 1-11530

TAUBMAN CENTERS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan	38-2033632
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 East Long Lake Road
Suite 300, P.O. Box 200
Bloomfield Hills, Michigan	48303-0200
(Address of principal executive office)	(Zip Code)

Registrant's telephone number, including area code:	(248) 258-6800

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Common Stock,	New York Stock Exchange
$0.01 Par Value

8% Series G Cumulative	New York Stock Exchange
Redeemable Preferred Stock,
No Par Value

7.625% Series H Cumulative	New York Stock Exchange
Redeemable Preferred Stock,
No Par Value

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerate filer and large accelerated filer" in Rule 12b-2 of the Exchange Act).
Large Accelerated Filer ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the 52,564,093 shares of Common Stock held by non-affiliates of the registrant as of February 26, 2007 was $2.1 billion, based upon the closing price $40.90 on the New York Stock Exchange composite tape on June 30, 2006. (For this computation, the registrant has excluded the market value of all shares of its Common Stock held by directors of the registrant and certain other shareholders; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.) As of February 26, 2007, there were outstanding 53,594,244 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders meeting to be held in 2007 are incorporated by reference into Part III.

TAUBMAN CENTERS, INC.

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

The Company

Taubman Centers, Inc. (“we”, “us”, “our”, or "TCO") was incorporated in Michigan in 1973 and we had our initial public offering ("IPO") in 1992. We own a 65% managing general partner’s interest in The Taubman Realty Group Limited Partnership (the "Operating Partnership" or "TRG"), through which we conduct all of our operations.

We are engaged in the ownership, development, acquisition, and operation of regional shopping centers. Our portfolio as of December 31, 2006 included 22 urban and suburban regional and super-regional shopping centers in 10 states. In addition, The Mall at Partridge Creek (Clinton Township, Michigan) is under construction and will open on October 18, 2007. The Operating Partnership also owns certain regional retail shopping center development projects and more than 99% of The Taubman Company LLC (the "Manager"), which manages the shopping centers and provides other services to the Operating Partnership and to us. See the table on page 14 of this report for information regarding the centers.

In April 2005, we formed Taubman Asia, which is the platform for our expansion into the Asia-Pacific region. Taubman Asia is headquartered in Hong Kong and is engaged in projects that leverage our strong retail planning, design, and operational capabilities. In 2007, Taubman Asia completed the development services agreement for our involvement in a 1.2 million square foot retail and entertainment complex in New Songdo City in South Korea. Additionally, we announced our involvement in the retail component of Macao Studio City on the Cotai strip in Macao (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) - Subsequent Events”).

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

Recent Developments

For a discussion of business developments that occurred in 2006, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Shopping Center Business

There are several types of retail shopping centers, varying primarily by size and marketing strategy. Retail shopping centers range from neighborhood centers of less than 100,000 square feet of GLA to regional and super-regional shopping centers. Retail shopping centers in excess of 400,000 square feet of GLA are generally referred to as "regional" shopping centers, while those centers having in excess of 800,000 square feet of GLA are generally referred to as "super-regional" shopping centers. Nineteen of our centers are "super-regional" centers. In this annual report on Form 10-K, the term "regional shopping centers" refers to both regional and super-regional shopping centers. The term "GLA" refers to gross retail space, including anchors and mall tenant areas, and the term "Mall GLA" refers to gross retail space, excluding anchors. The term "anchor" refers to a department store or other large retail store. The term "mall tenants" refers to stores (other than anchors) that lease space in shopping centers.

Business of the Company

We, as managing general partner of the Operating Partnership, are engaged in the ownership, management, leasing, acquisition, development, and expansion of regional shopping centers.

The centers:

•
are strategically located in major metropolitan areas, many in communities that are among the most affluent in the country, including Atlantic City, Charlotte, Dallas, Denver, Detroit, Los Angeles, Miami, New York City, Orlando, Phoenix, San Francisco, Tampa, and Washington, D.C.;

•
range in size between 242,000 and 1.6 million square feet of GLA and between 197,000 and 624,000 square feet of Mall GLA. The smallest center has approximately 60 stores, and the largest has over 200 stores. Of the 22 centers, 19 are super-regional shopping centers;

•	have approximately 3,000 stores operated by their mall tenants under approximately 1,000 trade names;

•	have 64 anchors, operating under 15 trade names;

•
lease most of Mall GLA to national chains, including subsidiaries or divisions of The Limited (The Limited, Express, Victoria's Secret, and others), Gap (Gap, Gap Kids, Banana Republic, Old Navy, and others), and Foot Locker, Inc. (Foot Locker, Lady Foot Locker, Champs Sports, and others); and

•
are among the most productive (measured by mall tenants' average sales per square foot) in the United States. In 2006, mall tenants had average sales per square foot of $539, which is significantly greater than the average for all regional shopping centers owned by public companies.

The most important factor affecting the revenues generated by the centers is leasing to mall tenants (including temporary tenants and specialty retailers), which represents approximately 90% of revenues. Anchors account for less than 10% of revenues because many own their stores and, in general, those that lease their stores do so at rates substantially lower than those in effect for mall tenants.

Our portfolio is concentrated in highly productive super-regional shopping centers. Of our 22 centers, 20 had annual rent rolls at December 31, 2006 of over $10 million. We believe that this level of productivity is indicative of the centers' strong competitive position and is, in significant part, attributable to our business strategy and philosophy. We believe that large shopping centers (including regional and especially super-regional shopping centers) are the least susceptible to direct competition because (among other reasons) anchors and large specialty retail stores do not find it economically attractive to open additional stores in the immediate vicinity of an existing location for fear of competing with themselves. In addition to the advantage of size, we believe that the centers' success can be attributed in part to their other physical characteristics, such as design, layout, and amenities.

Business Strategy And Philosophy

We believe that the regional shopping center business is not simply a real estate development business, but rather an operating business in which a retailing approach to the on-going management and leasing of the centers is essential. Thus we:

•	offer a large, diverse selection of retail stores in each center to give customers a broad selection of consumer goods and variety of price ranges;

•	endeavor to increase overall mall tenants' sales by leasing space to a constantly changing mix of tenants, thereby increasing achievable rents;

•
seek to anticipate trends in the retailing industry and emphasize ongoing introductions of new retail concepts into our centers. Due in part to this strategy, a number of successful retail trade names have opened their first mall stores in the centers. In addition, we have brought to the centers "new to the market" retailers. We believe that the execution of this leasing strategy has been unique in the industry and is an important element in building and maintaining customer loyalty and increasing mall productivity; and

•
provide innovative initiatives that utilize technology and the Internet to heighten the shopping experience, build customer loyalty and increase tenant sales. Our Taubman Center website program connects shoppers and retailers through an interactive content-driven website. We also offer our shoppers a robust direct email program, which allows them to receive, each week, information featuring what’s on sale and what’s new at the stores they select.

The centers compete for retail consumer spending through diverse, in-depth presentations of predominantly fashion merchandise in an environment intended to facilitate customer shopping. While some centers include stores that target high-end, upscale customers, each center is individually merchandised in light of the demographics of its potential customers within convenient driving distance.

Our leasing strategy involves assembling a diverse mix of mall tenants in each of the centers in order to attract customers, thereby generating higher sales by mall tenants. High sales by mall tenants make the centers attractive to prospective tenants, thereby increasing the rental rates that prospective tenants are willing to pay. We implement an active leasing strategy to increase the centers' productivity and to set minimum rents at higher levels. Elements of this strategy include terminating leases of under-performing tenants, renegotiating existing leases, and not leasing space to prospective tenants that (though viable or attractive in certain ways) would not enhance a center's retail mix.

In 2005, we began a new leasing strategy which offers our tenants the option to pay a fixed charge or pay their share of common area maintenance (CAM) costs. This strategy has been positive for tenant relations, as it has allowed the retailer to decide whether fixed CAM or traditional net CAM works best for them. Our research suggests this approach is unique in the industry; the retailer can choose greater predictability for a modest premium in the fixed CAM option. From a financial perspective, our analysis shows the premium will balance our additional risk. As tenants sign up for the fixed CAM option, over time there will be significantly less matching of CAM income with CAM expenditures, which can vary considerably from period to period.

Potential For Growth

Our principal objective is to enhance shareholder value. We seek to maximize the financial results of our core assets, while also pursuing a growth strategy that primarily includes an active new center development program.

Internal Growth

We expect that the majority of our future growth will come from our existing core portfolio and business. We’ve always had a culture of intensively managing our assets and maximizing the rents from tenants, and we’re committed to continue such efforts to drive even better performance.

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

The Mall at Partridge Creek (Partridge Creek), a 640,000 square foot center, is under construction in Clinton Township, Michigan. The center will be anchored by Nordstrom, Parisian, and MJR Theatres, and is scheduled to open on October 18, 2007, with Nordstrom opening in spring 2008.

The Pier Shops at Caesars (The Pier), located in Atlantic City, New Jersey, began opening in phases in June 2006. Gordon Group Holdings LLC (Gordon), developed the center, and in January 2007, we assumed full management and leasing of the center. In addition, we are in final negotiations to increase our ownership of The Pier from 30% to 50%. We expect to complete this transaction and close on a refinancing of the property in the first quarter of 2007.

We are negotiating agreements regarding City Creek Center, a mixed-use project in Salt Lake City, Utah. Demolition of the existing structures began in November 2006. The retail component of the project is expected to open in fall 2011 and will include approximately 300,000 square feet of tenant GLA and Macy’s, Nordstrom, and Dillard’s as anchors. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Planned Capital Spending” regarding the status of this project.

In October 2006, we announced that we are seeking a final decision in the Supreme Court of the State of New York (Suffolk County) on our land use plan for our Oyster Bay project in Syosset, Long Island, New York. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Planned Capital Spending” regarding the status of this project.

In April 2005, we formed Taubman Asia, which is the platform for our expansion into the Asia-Pacific region. Taubman Asia is headquartered in Hong Kong and is engaged in projects that leverage our strong retail planning, design and operational capabilities. In January 2007, we completed the development services agreement for a 1.2 million square foot retail and entertainment complex in New Songdo City, Incheon, South Korea. The shopping complex is scheduled to open in early 2010, with construction beginning in 2007. We have negotiated the opportunity to invest in a portion of the broader project, which will include not only retail, but also office, hotel, and residential uses. We anticipate finalizing our decision on this investment in 2007. Also in January 2007, Taubman Asia announced our involvement in the retail component of Macao Studio City on the Cotai Strip in Macao.

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

While we will continue to evaluate development projects using criteria, including financial criteria for rates of return, similar to those employed in the past, no assurances can be given that the adherence to these policies will produce comparable results in the future. In addition, the costs of shopping center development opportunities that are explored but ultimately abandoned will, to some extent, diminish the overall return on development projects. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Capital Spending" for further discussion of our development activities).

Strategic Acquisitions

Our objective is to acquire existing centers only when they are compatible with the quality of our portfolio (or can be redeveloped to that level) and if they satisfy our strategic plans and pricing requirements. We also may acquire additional interests in centers currently in our portfolio.

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

Construction has been completed on an expansion and renovation of tenant space at Waterside Shops at Pelican Bay (Waterside). In addition, Nordstrom will join the center as an anchor in fall 2008 and an expansion of the current anchor, Saks Fifth Avenue, will be completed in late 2007 with a full renovation of the store expected to be completed by summer 2008.

At Twelve Oaks Mall (Twelve Oaks), construction is underway on an addition of a 165,000 square foot Nordstrom. In addition, the project includes a 60,000 square foot expansion and renovation of Macy’s (previously Marshall Fields), and approximately 97,000 square feet of additional new store space. A grand opening is planned for September 28, 2007.

Construction is underway on a lifestyle component addition at Stamford Town Center, which is expected to open in November 2007. The project is 100% leased and will consist of a mix of signature retail and restaurant offerings.

The following table includes information regarding recent development, acquisition, and expansion and renovation activities that have been completed:

Developments:

Completion Date	Center	Location
June 2006 (1)	The Pier Shops at Caesars	Atlantic City, New Jersey
September 2005	Northlake Mall	Charlotte, North Carolina

Acquisitions:

Completion Date	Center	Location
October 2006	Land under Sunvalley	Concord, California
July 2004	International Plaza	Tampa, Florida
additional interest (2)
January 2004	Beverly Center	Los Angeles, California
additional interest (3)

Expansions and Renovations:

Completion Date	Center	Location
September 2006	Waterside Shops at Pelican Bay	Naples, Florida

(1)	Began opening in phases.
(2)	In July 2004, an additional 23.6% interest in the center was acquired.
(3)	In January 2004, the joint venture partner’s 30% interest in the center was acquired.

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

The following tables contain certain information regarding per square foot minimum rent in our consolidated businesses and unconsolidated joint ventures at the comparable centers (centers that had been owned and open for the current and preceding year):

	2006	2005	2004	2003	2002
Average rent per square foot:
Consolidated Businesses	$43.20	$41.41	$40.98	$40.06	$42.31
Unconsolidated Joint Ventures	41.03	42.28	42.09	42.75	42.03
Opening base rent per square foot:
Consolidated Businesses	$42.24	$42.38	$44.35	$43.41	$45.91
Unconsolidated Joint Ventures	42.98	44.90	44.67	40.06	43.03
Square feet of GLA opened:
Consolidated Businesses	941,163	682,305	688,020	512,105	429,705
Unconsolidated Joint Ventures	306,461	400,477	337,679	498,950	344,311
Closing base rent per square foot:
Consolidated Businesses	$39.73	$40.59	$44.54	$40.80	$43.47
Unconsolidated Joint Ventures	42.49	44.26	51.40	41.28	41.63
Square feet of GLA closed:
Consolidated Businesses	894,770	650,701	499,098	628,626	299,234
Unconsolidated Joint Ventures	246,704	366,932	280,393	470,143	362,747
Releasing spread per square foot:
Consolidated Businesses	$2.51	$1.79	$(0.19)	$2.61	$2.44
Unconsolidated Joint Ventures	0.49	0.64	(6.73)	(1.22)	1.40

The spread between opening and closing rents may not be indicative of future periods, as this statistic is not computed on comparable tenant spaces, and can vary significantly from period to period depending on the total amount, location, and average size of tenant space opening and closing in the period.

Lease Expirations

The following table shows scheduled lease expirations based on information available as of December 31, 2006 for the next ten years for all owned centers in operation at that date, excluding Arizona Mills and The Pier:

Lease Expiration Year	Number of Leases Expiring	Leased Area in Square Footage	Annualized Base Rent Under Expiring Leases (in thousands of dollars)	Annualized Base Rent Under Expiring Leases Per Square Foot	Percent of Total Leased Square Footage Represented by Expiring Leases
2007 (1)	140	414,098	16,487	$39.81	4.1%
2008	258	729,423	30,372	41.64	7.3
2009	296	759,318	32,170	42.37	7.6
2010	224	590,268	27,847	47.18	5.9
2011	434	1,333,204	54,253	40.69	13.3
2012	299	1,064,200	48,056	45.16	10.6
2013	256	983,699	41,179	41.86	9.8
2014	197	721,516	27,776	38.50	7.2
2015	237	934,797	34,725	37.15	9.3
2016	243	919,426	36,662	39.87	9.2

(1)	Excludes leases that expire in 2007 for which renewal leases or leases with replacement tenants have been executed as of December 31, 2006.

We believe that the information in the table is not necessarily indicative of what will occur in the future because of several factors, but principally because of early lease terminations at the centers. For example, the average remaining term of the leases that were terminated during the period 2001 to 2006 was approximately two years. The average term of leases signed during 2006 and 2005 was approximately seven years.

In addition, mall tenants at the centers may seek the protection of the bankruptcy laws, which could result in the termination of such tenants' leases and thus cause a reduction in cash flow. In 2006, 1.0% of leases were affected compared to 0.4% in 2005. This statistic has ranged from 0.4% to 4.5% since we went public in 1992. Since 1991, the annual provision for losses on accounts receivable has been less than 2% of annual revenues.

Occupancy

Occupancy statistics include centers owned and open in the full periods presented, and value center anchors. The statistics for comparable centers exclude Northlake Mall (Northlake), which opened in 2005. The statistics for comparable centers also exclude Waterside due to the recent renovation and expansion, and Woodland, which was sold in the fourth quarter of 2005. All statistics exclude The Pier, which opened in 2006.

	2006	2005	2004
All Centers:
Leased space	92.5%	91.7%	90.7%
Ending occupancy	91.3	90.0	89.6
Average occupancy	89.2	88.9	87.4

Comparable Centers:
Leased space	92.3%	91.5%	90.7%
Ending occupancy	91.2	90.2	89.6
Average occupancy	89.1	89.1	87.4

Major Tenants

No single retail company represents 10% or more of our revenues. The combined operations of The Limited, Inc. accounted for approximately 4.7% of Mall GLA as of December 31, 2006 and 4.3% of 2006 minimum rent. No other single retail company accounted for more than 4% of Mall GLA or 3% of 2006 minimum rent.

The following table shows the ten largest tenants and their square footage as of December 31, 2006:

Tenant	# of Stores	Square Footage	% of Mall GLA
Limited (The Limited, Express, Victoria's Secret, and others)	64	476,358	4.7%
Gap (Gap, Gap Kids, Banana Republic, Old Navy, and others)	41	338,560	3.3
Forever 21 (Forever 21, XXI Forever, and others)	19	255,803	2.5
Abercrombie & Fitch (Abercrombie & Fitch, Hollister, and others)	34	250,475	2.5
Foot Locker (Foot Locker, Lady Foot Locker, Champs Sports, and others)	43	221,250	2.2
Williams-Sonoma (Williams-Sonoma, Pottery Barn, Pottery Barn Kids)	28	215,629	2.1
Talbots (Talbots, J. Jill)	32	185,587	1.8
Ann Taylor	31	180,307	1.8
The TJX Companies (Marshalls, T.J. Maxx)	4	151,313	1.5
Luxottica (Lenscrafters, Sunglass Hut International, Things Remembered, and others)	62	118,074	1.2

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

Such factors include:

•	changes in the national, regional, and/or local economic and geopolitical climates;

•	increases in operating costs;

•	the public perception of the safety of customers at our shopping centers;

•	legal liabilities;

•	availability and cost of financing;

•	changes in government regulations; and

•	changes in real estate zoning and tax laws.

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

We carry standard liability, fire, flood, earthquake, extended coverage and rental loss insurance on each of our properties. We believe the policy specifications and insured limits of these policies are adequate and appropriate. There are, however, some types of losses, including lease and other contract claims, that generally are not insured. If an uninsured loss or a loss in excess of insured limits occurs, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. If this happens, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property.

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

For joint ventures that we do not manage, we do not control decisions as to the design or operation of internal controls over accounting and financial reporting, including those relating to maintenance of accounting records, authorization of receipts and disbursements, selection and application of accounting policies, reviews of period-end financial reporting, and safeguarding of assets. Therefore, we are exposed to risk that such controls may not be designed or operating effectively, which could ultimately affect the accuracy of financial information related to these joint ventures as prepared by our joint venture partners.

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

We could be adversely affected by the bankruptcy of third parties. The bankruptcy of a mall tenant could result in the termination of its lease, which would lower the amount of cash generated by that mall. In addition, if a department store operating as an anchor at one of our shopping centers were to go into bankruptcy and cease operating, we may experience difficulty and delay in replacing the anchor. In addition, the anchor’s closing may lead to reduced customer traffic and lower mall tenant sales. As a result, we may also experience difficulty or delay in leasing spaces in areas adjacent to the vacant anchor space. The profitability of shopping centers held in a joint venture could also be adversely affected by the bankruptcy of one of the joint venture partners if, because of certain provisions of the bankruptcy laws, we were unable to make important decisions in a timely fashion or became subject to additional liabilities.

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

We may be limited in our ability to vary our portfolio in response to changes in economic or other conditions by restrictions on transfer imposed by our partners or lenders. In addition, under TRG’s partnership agreement, upon the sale of a center or TRG’s interest in a center, TRG may be required to distribute to its partners all of the cash proceeds received by TRG from such sale. If TRG made such a distribution, the sale proceeds would not be available to finance TRG’s activities, and the sale of a center may result in a decrease in funds generated by continuing operations and in distributions to TRG’s partners, including us.

We may acquire or develop new properties, and these activities are subject to various risks.

We actively pursue development and acquisition activities as opportunities arise, and these activities are subject to the following risks:

•
the pre-construction phase for a regional center typically extends over several years, and the time to obtain anchor commitments, zoning and regulatory approvals, and public financing can vary significantly from project to project;

•
we may not be able to obtain the necessary zoning or other governmental approvals for a project, or we may determine that the expected return on a project is not sufficient; if we abandon our development activities with respect to a particular project, we may incur a loss on our investment;

•	construction and other project costs may exceed our original estimates because of increases in material and labor costs, delays and costs to obtain anchor and tenant commitments;

•	we may not be able to obtain financing or to refinance construction loans, which are generally recourse to TRG; and

•
occupancy rates and rents at a completed project may not meet our projections, and the costs of development activities that we explore but ultimately abandon will, to some extent, diminish the overall return on our completed development projects.

We are engaged in development and service activities and are evaluating investments in international markets, and these activities are subject to risks that may reduce our financial return. In addition to the general risks related to development and acquisition activities described in the preceding section, our international activities are subject to unique risks, including:

•	adverse effects of changes in exchange rates for foreign currencies;

•	changes in foreign political environments;

•	difficulties of complying with a wide variety of foreign laws including corporate governance, operations, taxes, and litigation;

•	changes in and/or difficulties in complying with applicable laws and regulations in the United States that affect foreign operations, including the Foreign Corrupt Practices Act;

•	difficulties in managing international operations, including difficulties that arise from ambiguities in contracts written in foreign languages; and

•	obstacles to the repatriation of earnings and cash.

Although our international activities are currently limited in their scope, to the extent that we expand them, these risks could increase in significance and adversely affect our financial returns on international projects and services and overall financial condition. We have put in place policies, practices, and systems for mitigating these international risks, although we cannot provide assurance that we will be entirely successful in doing so.

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

Whereas corporate dividends have traditionally been taxed at ordinary income rates, the maximum tax rate on certain corporate dividends received by individuals through December 31, 2008, has been reduced from 35% to 15%. This change has reduced substantially the so-called “double taxation” (that is, taxation at both the corporate and shareholder levels) that had generally applied to non-REIT “C” corporations but did not apply to REITs. Generally, dividends from REITs do not qualify for the dividend tax reduction because REITs generally do not pay corporate-level tax on income that they distribute currently to shareholders. REIT dividends are only eligible for the lower capital gains rates in limited circumstances in which the dividends are attributable to income, such as dividends from a taxable REIT subsidiary, that has been subject to corporate-level tax. The application of capital gains rates to non-REIT “C” corporation dividends could cause individual investors to view stock in non-REIT “C” corporations as more attractive than shares in REITs, which may negatively affect the value of our shares.

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

Based on information contained in filings made with the SEC, as of December 31, 2006, A. Alfred Taubman and the members of his family have the power to vote approximately 31% of the outstanding shares of our common stock and our Series B preferred stock, considered together as a single class, and approximately 86% of our outstanding Series B preferred stock. Our shares of common stock and our Series B preferred stock vote together as a single class on all matters generally submitted to a vote of our shareholders, and the holders of the Series B preferred stock have certain rights to nominate up to four individuals for election to our board of directors and other class voting rights. Mr. Taubman’s sons, Robert S. Taubman and William S. Taubman, serve as our Chairman of the Board, President and Chief Executive Officer, and our Chief Operating Officer, respectively. These individuals occupy the same positions with The Taubman Company, LLC, which manages all of our properties. As a result, Mr. A. Alfred Taubman and the members of his family may exercise significant influence with respect to the election of our board of directors, the outcome of any corporate transaction or other matter submitted to our shareholders for approval, including any merger, consolidation or sale of all or substantially all of our assets. In addition, because our articles of incorporation impose a limitation on the ownership of our outstanding capital stock by any person and such ownership limitation may not be changed without the affirmative vote of holders owning not less than two-thirds of the outstanding shares of capital stock entitled to vote on such matter, Mr. A. Alfred Taubman and the members of his family have the power to prevent a change in control of our company.

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

Our governing documents do not limit us from incurring additional indebtedness and other liabilities. As of December 31, 2006, we had approximately $2.3 billion of consolidated indebtedness outstanding, and our beneficial interest in both our consolidated debt and the debt of our unconsolidated joint ventures was $2.6 billion. We may incur additional indebtedness and become more highly leveraged, which could harm our financial position and potentially limit our cash available to pay dividends.

We cannot assure you that we will be able to pay dividends regularly although we have done so in the past.

Our ability to pay dividends in the future is dependent on our ability to operate profitably and to generate cash from our operations. Although we have done so in the past, we cannot guarantee that we will be able to pay dividends on a regular quarterly basis in the future. Furthermore, any new shares of common stock issued will increase the cash required to continue to pay cash dividends at current levels. Any common stock or preferred stock that may in the future be issued to finance acquisitions, upon exercise of stock options or otherwise, would have a similar effect.

Environmental Matters

All of the centers presently owned by us (not including option interests in certain pre-development projects) have been subject to environmental assessments. We are not aware of any environmental liability relating to the centers or any other property, in which we have or had an interest (whether as an owner or operator) that we believe, would have a material adverse effect on our business, assets, or results of operations. No assurances can be given, however, that all environmental liabilities have been identified or that no prior owner, operator, or current occupant has created an environmental condition not known to us. Moreover, no assurances can be given that (1) future laws, ordinances, or regulations will not impose any material environmental liability or that (2) the current environmental condition of the centers will not be affected by tenants and occupants of the centers, by the condition of properties in the vicinity of the centers (such as the presence of underground storage tanks), or by third parties unrelated to us.

Personnel

We have engaged the Manager to provide real estate management, acquisition, development, and administrative services required by us and our properties.

As of December 31, 2006, the Manager had 547 full-time employees. The following table provides a breakdown of employees by operational areas as of December 31, 2006:

Number of Employees
Center Operations	206
Property Management	133
Leasing and Tenant Coordination	60
Development	25
Financial Services	62
Other	61
Total	547

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

Item 1A. RISK FACTORS.

The information required by this item is included in this report at Item 1 under the caption "Business - General Risks of the Company."

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2. PROPERTIES.

Ownership

The following table sets forth certain information about each of the centers. The table includes only centers in operation at December 31, 2006. Centers are owned in fee other than Beverly Center (Beverly), Cherry Creek Shopping Center (Cherry Creek), International Plaza, and MacArthur Center, which are held under ground leases expiring between 2049 and 2083.

Certain of the centers are partially owned through joint ventures. Generally, the Operating Partnership's joint venture partners have ongoing rights with regard to the disposition of the Operating Partnership's interest in the joint ventures, as well as the approval of certain major matters.

Center	Anchors	Sq. Ft of GLA/Mall GLA as of 12/31/06	Year Opened/ Expanded	Year Acquired	Ownership % as of 12/31/06
Consolidated Businesses:
Beverly Center	Bloomingdales, Macy’s	884,000	1982		100%
Los Angeles, CA		576,000

Cherry Creek Shopping Center	Macy’s, Neiman Marcus, Nordstrom (2007),	1,023,000 (1)	1990/1998		50%
Denver, CO	Saks Fifth Avenue	550,000

Dolphin Mall	Bass Pro Shops Outdoor World (2007), Burlington Coat	1,315,000	2001		100%
Miami, FL	Factory, Cobb Theatres, Dave & Busters, Marshalls, Neiman	624,000
	Marcus-Last Call, Off 5th Saks, The Sports Authority

Fairlane Town Center	JCPenney, Macy’s, Off 5th Saks, Sears	1,513,000 (2)	1976/1978/		100%
Dearborn, MI		623,000	1980/2000
(Detroit Metropolitan Area)

Great Lakes Crossing	AMC Theaters, Bass Pro Shops Outdoor World, Circuit City,	1,360,000	1998		100%
Auburn Hills, MI	GameWorks, Neiman Marcus-Last Call, Off 5th Saks	545,000
(Detroit Metropolitan Area)

International Plaza	Dillard’s, Neiman Marcus, Nordstrom, Robb & Stucky	1,221,000	2001		50%
Tampa, FL		579,000

MacArthur Center	Dillard’s, Nordstrom	933,000	1999		95%
Norfolk, VA		519,000

Northlake Mall	Belk, Dick’s Sporting Goods, Dillard’s, Macy’s	1,072,000	2005		100%
Charlotte, NC		466,000

Regency Square	JCPenney, Macy’s (two locations), Sears	823,000	1975/1987	1997	100%
Richmond, VA		236,000

The Mall at Short Hills	Bloomingdale’s, Macy’s, Neiman Marcus, Nordstrom, Saks	1,340,000	1980/1994/		100%
Short Hills, NJ	Fifth Avenue	518,000	1995

Stony Point Fashion Park	Dick’s Sporting Goods, Dillard’s, Saks Fifth Avenue	662,000	2003		100%
Richmond, VA		296,000

Twelve Oaks Mall	JCPenney, Lord & Taylor, Macy’s, Nordstrom (2007), Sears	1,190,000 (3)	1977/1978		100%
Novi, MI		452,000
(Detroit Metropolitan Area)

The Mall at Wellington Green	City Furniture and Ashley Furniture Home Store, Dillard’s,	1,274,000	2001/2003		90%
Wellington, FL	JCPenney, Macy’s, Nordstrom	461,000
(Palm Beach County)

The Shops at Willow Bend	Dillard’s, Macy’s, Neiman Marcus, Saks Fifth Avenue	1,388,000 (4)	2001/2004		100%
Plano, TX		530,000
(Dallas Metropolitan Area)
	Total GLA	15,998,000
	Total Mall GLA	6,975,000
	TRG% of Total GLA	14,702,000
	TRG% of Total Mall GLA	6,338,000
Unconsolidated Joint Ventures:
Arizona Mills	GameWorks, Harkins Cinemas, JCPenney Outlet, Neiman	1,231,000	1997		50%
Tempe, AZ	Marcus-Last Call, Off 5th Saks	527,000
(Phoenix Metropolitan Area)

Fair Oaks	JCPenney, Lord & Taylor, Macy’s (two locations), Sears	1,571,000	1980/1987/		50%
Fairfax, VA		566,000	1988/2000
(Washington, DC Metropolitan Area)

The Mall at Millenia	Bloomingdale’s, Macy’s, Neiman Marcus	1,115,000	2002		50%
Orlando, FL		515,000

The Pier Shops at Caesars		303,000	2006		(5)
Atlantic City, NJ		303,000

Stamford Town Center	Macy’s, Saks Fifth Avenue	852,000 (6)	1982		50%
Stamford, CT		359,000

Sunvalley	JCPenney, Macy’s (two locations), Sears	1,326,000	1967/1981	2002	50%
Concord, CA		486,000
(San Francisco Metropolitan Area)

Waterside Shops at Pelican Bay	Nordstrom (2008), Saks Fifth Avenue	242,000	1992/2006	2003	25%
Naples, FL		197,000

Westfarms	JCPenney, Lord & Taylor, Macy’s, Macy’s Men’s Store/	1,290,000	1974/1983/		79%
West Hartford, CT	Furniture Gallery, Nordstrom	520,000	1997

	Total GLA	7,930,000
	Total Mall GLA	3,473,000
	TRG% of Total GLA	4,127,000
	TRG% of Total Mall GLA	1,687,000

	Grand Total GLA	23,928,000
	Grand Total Mall GLA	10,448,000
	TRG% of Total GLA	18,829,000
	TRG% of Total Mall GLA	8,025,000

(1)	Nordstrom will occupy the former Lord & Taylor space, which closed on April 2005.
(2)	GLA includes the former Lord & Taylor store, which closed in June 2006.
(3)	In addition to the 2007 Nordstrom addition, an expansion and renovation of Macy’s and additional store space will open in September 2007.
(4)	GLA includes the former Lord & Taylor store, which closed in April 2005.
(5)	The Company is in final negotiations to increase its ownership from 30% to 50%.
(6)	GLA includes the space formerly occupied by Filene’s, which is 100% leased and will include a mix of stores and restaurants. The expected opening date is November 2007.

Anchors

The following table summarizes certain information regarding the anchors at the operating centers (excluding the value centers) as of December 31, 2006:

Name	Number of Anchor Stores	12/31/06 GLA (in thousands)	% of GLA
Belk	1	180	0.9%

City Furniture and Ashley Furniture Home Store	1	140	0.7%

Dick’s Sporting Goods	2	159	0.8%

Dillard’s	6	1,335	6.8%

Federated
Macy’s	17	3,394
Bloomingdale’s	3	614
Lord & Taylor	3	397
Macy’s Men’s Store/Furniture Gallery	1	80
Total	24	4,485	22.7%

JCPenney	7	1,266	6.4%

Neiman Marcus (1)	5	556	2.8%

Nordstrom (2)	5	796	4.0%

Robb & Stucky	1	119	0.6%

Saks
Saks Fifth Avenue	6	467
Off 5th Saks (3)	1	93
Total	7	560	2.8%

Sears	5	1,104	5.6%

Total	64	10,700	54.3% (4)

(1)	Excludes three Neiman Marcus-Last Call stores at value centers.
(2)	Nordstrom will open at Cherry Creek and Twelve Oaks in Fall 2007, and Waterside in 2008.
(3)	Excludes three Off 5th Saks stores at value centers.
(4)	Percentages in table may not add due to rounding.

Mortgage Debt

The following table sets forth certain information regarding the mortgages encumbering the centers as of December 31, 2006. All mortgage debt in the table below is nonrecourse to the Operating Partnership except for debt encumbering Dolphin Mall (Dolphin), Fairlane Town Center (Fairlane), and Twelve Oaks. The Operating Partnership has guaranteed the payment of all or a portion of the principal and interest on the mortgage debt of these centers. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Loan Commitments and Guarantees"). An $86 million mortgage for The Pier is excluded along with a $0.3 million note secured by certain equipment of The Mall at Millenia.

Centers Consolidated in TCO’s Financial Statements	Stated Interest Rate		Principal Balance as of 12/31/06 (thousands of dollars)		Annual Debt Service (thousands of dollars)		Maturity Date		Balance Due on Maturity (thousands of dollars)	Earliest Prepayment Date
Beverly Center	5.28%		343,608		23,101	(1)	02/11/14		303,277	01/16/07	(2)
Cherry Creek Shopping Center (50%)	5.24%		280,000		Interest Only		06/18/16		280,000	05/11/09	(2)(3)
Dolphin Mall	LIBOR+0.70%		5,000	(4)	Interest Only		02/14/09	(5)	5,000	2 Days Notice	(6)
Fairlane Town Center	LIBOR+0.70%		55,000	(4)	Interest Only		02/14/09	(5)	55,000	2 Days Notice	(6)
Great Lakes Crossing	5.25%		142,908		10,006	(1)	03/11/13		125,507	30 Days Notice	(2)
International Plaza (50.1%)	4.21%	(7)	178,719	(7)	11,274	(1)	01/08/08	(8)	175,150	30 Days Notice	(9)
MacArthur Center (95%)	7.59%	(10)	138,243	(10)	12,400	(1)	10/01/10		126,884	30 Days Notice	(2)
Northlake Mall	5.41%		215,500		Interest Only		02/06/16		215,500	3/23/08	(11)
The Mall at Partridge Creek	LIBOR+1.15%		22,010		Interest Only		09/07/10		22,010	3 Days Notice	(6)
Regency Square	6.75%		77,812		6,421	(1)	11/01/11		71,569	60 Days Notice	(12)
The Mall at Short Hills	5.47%		540,000		Interest Only		12/14/15		540,000	01/01/11	(13)
Stony Point Fashion Park	6.24%		111,864		8,488	(1)	06/01/14		98,585	08/13/06	(11)
The Mall at Wellington Green (90%)	5.44%		200,000		Interest Only		05/06/15		200,000	06/24/07	(11)
Twelve Oaks Mall	LIBOR+0.70%		0	(4)	Interest Only		02/09/07	(5)	0	2 Days Notice	(6)

Other Consolidated Secured Debt
TRG Credit Facility	Variable Bank Rate	(14)	8,075		Interest Only		02/14/08		8,075	At Any Time	(6)

Centers Owned by Unconsolidated Joint Ventures/TRG’s % Ownership
Arizona Mills (50%)	7.90%		137,780		12,728	(1)	10/05/10		130,419	30 Days Notice	(2)
Fair Oaks (50%)	6.60%		140,000		Interest Only		04/01/08		140,000	30 Days Notice	(15)
The Mall at Millenia (50%)	5.46%		210,000		Interest Only	(16)	04/09/13		195,255	30 Days Notice	(2)
Sunvalley (50%)	5.67%		127,950		9,372	(1)	11/01/12		114,056	30 Days Notice	(2)
Taubman Land Associates (50%)	LIBOR+0.90%	(17)	30,000		Interest Only		11/01/12		30,000	At Any Time	(6)
Waterside Shops at Pelican Bay (25%)	5.54%		165,000		Interest Only		10/07/16		165,000	09/28/09	(12)(18)
Westfarms (79%)	6.10%		198,521		15,272	(1)	07/11/12		179,028	30 Days Notice	(2)

(1)	Amortizing principal based on 30 years.
(2)	No defeasance deposit required if paid within three months of maturity date.
(3)	Loan may be defeased earlier of 2 years from the date the final note is securitized or 5/11/09.
(4)	Subfacility in $350 million revolving line of credit. Facility may be increased to $650 million subject to available lender commitments and additional secured collateral.
(5)	The maturity date may be extended one year.
(6)	Prepayment can be made without penalty.
(7)	Debt is reduced by $0.2 million of purchase accounting discount from acquisition which increases the stated rate on the debt of 4.21% to an effective rate of 4.38%.
(8)
The operating partnership has entered into three forward starting swaps totaling $150 million to partially hedge the refinancing of this debt at maturity. The weighted average forward swap rate for these three swaps is 5.33% excluding the credit spread.

(9)	No defeasance deposit required if paid within one month of maturity date.
(10)	Debt includes $2.8 million of purchase accounting premium from acquisition which reduces the stated rate on the debt of 7.59% to an effective rate of 6.87%.
(11)	No defeasance deposit required if paid within four months of maturity date.
(12)	No defeasance deposit required if paid within six months of maturity date.
(13)
Debt may be prepaid with a prepayment penalty equal to greater of yield maintenance or 1% of principal prepaid. No prepayment penalty is due if prepaid within three months of maturity date. 30 days notice required.

(14)	The facility is a $40 million line of credit and is secured by an indirect interest in 40% of Short Hills.
(15)	Debt may be prepaid with a yield maintenance prepayment penalty. No prepayment penalty is due if prepaid within six months of maturity date.
(16)	Interest only through 4/9/08. Thereafter, principal will be amortized based on 30 years. Annual debt service will be $14,245.
(17)	Beginning 1/2/07, debt is swapped at 5.05% +0.90% credit spread. Effective rate of 5.95% from 1/2/07 to 11/1/12.
(18)	Loan may be defeased earlier of 2 years from the date the final note is securitized or 9/28/09.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

The common stock of Taubman Centers, Inc. is listed and traded on the New York Stock Exchange (Symbol: TCO). As of February 26, 2007, the 53,594,244 outstanding shares of Common Stock were held by 607 holders of record. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers, and other financial institutions. The closing price per share of the Common Stock on the New York Stock Exchange on February 26, 2007 was $60.97.

The following table presents the dividends declared on our Common Stock and the range of share prices of our Common Stock for each quarter of 2006 and 2005:

	Market Quotations
2006 Quarter Ended	High	Low	Dividends
March 31	$43.77	$35.61	$0.305

June 30	42.01	36.85	0.305

September 30	44.42	39.43	0.305

December 31	50.86	44.77	0.375

	Market Quotations
2005 Quarter Ended	High	Low	Dividends
March 31	$29.85	$26.60	$0.285

June 30	35.03	27.83	0.285

September 30	36.04	31.00	0.285

December 31	35.83	28.75	0.305

The restrictions on our ability to pay dividends on our Common Stock are set forth in “Managements Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Dividends.”

Shareholder Return Performance Graph

The following line graph sets forth the cumulative total returns on a $100 investment in each of the Company’s Common Stock, the MSCI US REIT Index, the NAREIT Equity Retail REITI Index, and the S&P Composite - 500 Stock Index for the period December 31, 2001 through December 31, 2006 (assuming in all cases, the reinvestment of dividends).

COMPARISON OF CUMULATIVE TOTAL RETURN
Taubman Centers Inc.
MSCI US REIT Index
NAREIT Equity Retail REIT Index
S&P 500 Index
450
400
350
300
250
200
150
100
50
12/31/01
12/31/02
12/31/03
12/31/04
12/31/05
12/31/06

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Taubman Centers Inc.	$100.00	$116.86	$156.59	$237.57	$285.96	$431.11
MSCI US REIT Index	100.00	103.64	141.73	186.35	208.96	284.02
NAREIT Equity Retail REIT Index	100.00	121.07	177.69	249.18	278.58	359.40
S&P 500 Index	100.00	77.90	100.25	111.15	116.61	135.02

Note: the stock performance shown on the graph above is not necessarily indicative of future price performance.

Equity Purchases

We did not purchase any equity securities in the fourth quarter of 2006.

Item 6. SELECTED FINANCIAL DATA.

The following table sets forth selected financial data and should be read in conjunction with the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report:

	Year Ended December 31
	2006	2005	2004	2003	2002
	(in thousands of dollars, except as noted)
STATEMENT OF OPERATIONS DATA:
Rents, recoveries, and other shopping center revenues(1)	579,284	479,405	436,815	398,959	358,902
Income before gain on disposition of interest in center, discontinued operations, and minority and preferred interests	95,140	57,432	59,970	31,292	42,015
Gain on disposition of interest in center (2)		52,799
Discontinued operations (3)			328	50,881	13,816
Minority interest in TRG	(36,870)	(35,869)	(35,694)	(35,501)	(32,826)
TRG preferred distributions	(2,460)	(2,460)	(12,244)	(9,000)	(9,000)
Net income (4)	45,117	71,735	12,378	37,836	14,426
Preferred dividends	(23,723)	(27,622)	(17,444)	(16,600)	(16,600)
Net income (loss) allocable to common shareowners	21,394	44,113	(5,066)	21,236	(2,174)
Income (loss) from continuing operations per common share - diluted	0.41	0.87	(0.11)	(0.13)	(0.16)
Net income (loss) per common share - diluted	0.40	0.87	(0.10)	0.41	(0.05)
Dividends declared per common share	1.290	1.160	1.095	1.050	1.025
Weighted average number of common shares outstanding -basic	52,661,024	50,459,314	49,021,843	50,387,616	51,239,237
Weighted average number of common shares outstanding - diluted	52,979,453	50,530,139	49,021,843	50,387,616	51,239,237
Number of common shares outstanding at end of period	52,931,594	51,866,184	48,745,625	49,936,786	52,207,756
Ownership percentage of TRG at end of period	65%	64%	61%	61%	62%

BALANCE SHEET DATA:
Real estate before accumulated depreciation	3,398,122	3,081,324	2,936,964	2,519,922	2,393,428
Total assets	2,826,622	2,797,580	2,632,434	2,186,970	2,269,707
Total debt	2,319,538	2,089,948	1,930,439	1,495,777	1,463,725

SUPPLEMENTAL INFORMATION:
Funds from Operations allocable to TCO (4)(5)	136,736	110,578	103,070	87,325	88,240
Mall tenant sales (6)	4,348,826	4,124,534	3,728,010	3,417,572	3,113,620
Sales per square foot (6)(7)	539	508	466	441	457
Number of shopping centers at end of period	22	21	21	21	20
Ending Mall GLA in thousands of square feet	10,448	10,029	9,982	9,988	9,850
Leased space (8)(9)	92.5%	91.7%	90.7%	89.8%	90.3%
Ending occupancy (9)	91.3%	90.0%	89.6%	87.4%	87.0%
Average occupancy (9)	89.2%	88.9%	87.4%	86.6%	84.8%
Average base rent per square foot (7):
Consolidated businesses:
All mall tenants	$43.20	$41.41	$40.98	$40.06	$42.31
Stores opening during year	42.24	42.38	44.35	43.41	45.91
Stores closing during year	39.73	40.59	44.54	40.80	43.47
Unconsolidated Joint Ventures:
All mall tenants	$41.03	$42.28	$42.09	$42.75	$42.03
Stores opening during year	42.98	44.90	44.67	40.06	43.03
Stores closing during year	42.49	44.26	51.40	41.28	41.63

(1) Certain reclassifications have been made to prior year information to conform to current year classifications.
(2) In December 2005, a 50% owned unconsolidated joint venture sold its interest in Woodland for $177.4 million.
(3) Biltmore Fashion Park was sold in 2003, and La Cumbre Plaza and Paseo Nuevo were sold in 2002. Discontinued operations in 2004, 2003, and 2002 include gains on dispositions of interests in centers of $0.3 million,
      $49.6 million, and $12.3 million, respectively.
(4) Funds from Operations (FFO) is defined and discussed in MD&A - Presentation of Operating Results. Net income in 2006 includes $3.1 million in connection with the write-off of financing costs related to the respective pay-off and refinancing of the loans on The Shops at Willow Bend and Dolphin. In addition to these charges, FFO in 2006 includes a $4.7 million charge incurred in connection with the redemption of $113 million of the
      Series A Preferred Stock and $113 million of the Series I Preferred Stock. Net income in 2005 includes a $12.7 million charge incurred in connection with a prepayment premium and the write-off of financing costs related to the refinancing of The Mall at Short Hills, the pay-off of the Northlake loan, and debt modifications in connection with the pay-off of the loan on The Mall at Oyster Bay. In addition to these charges, FFO in 2005 includes a
      $3.1 million charge incurred in connection with the redemption of $87 million of the Series A Preferred Stock. Net income and FFO in 2004 include insurance recoveries related to the unsolicited tender offer of $1.0 million, a $2.7 million charge incurred in connection with the redemption of the Series C and D Preferred Equity, and a $5.7 million restructuring loss. Net income (loss) and FFO include costs incurred in connection with the unsolicited tender offer, net of recoveries, of $24.8 million and $5.1 million in 2003 and 2002, respectively.
(5) Reconciliations of net income (loss) to FFO for 2006, 2005, and 2004 are provided in MD&A - Presentation of Operating Results. For 2003, net income of $21.2 million, less the gain on dispositions of interests in centers of $49.6 million, adding back depreciation and amortization of $137.4 million and minority interests in TRG of $35.5 million, arrives at TRG’s FFO of $144.5 million, of which TCO’s share was $87.3 million. For 2002, net loss of $2.2 million, less the gain on dispositions of interests in centers of $12.3 million, adding back depreciation and amortization of $124.3 million and minority interests in TRG of $32.8 million, arrives at TRG’s FFO of $142.6 million, of which TCO’s share was $88.2 million.
(6) Based on reports of sales furnished by mall tenants.
(7) See MD&A for information regarding this statistic.
(8) Leased space comprises both occupied space and space that is leased but not yet occupied.
(9) 2002 statistics exclude anchor spaces at value centers.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs concerning future events, including the following: statements regarding future developments and joint ventures, rents and returns, statements regarding the continuation of trends, and any statements regarding the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity and capital resource needs. We caution that although forward-looking statements reflect our good faith beliefs and best judgment based upon current information, these statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including those risks, uncertainties, and factors detailed from time to time in reports filed with the SEC, and in particular those set forth under the headings “General Risks of the Company” and “Environmental Matters” in Item 1. of this Annual Report on Form 10-K. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements of Taubman Centers, Inc. and the Notes thereto.

General Background and Performance Measurement

Taubman Centers, Inc. (“we”, “us”, “our” or “TCO”) owns a managing general partner's interest in The Taubman Realty Group Limited Partnership (the “Operating Partnership” or “TRG”), through which we conduct all of our operations. The Operating Partnership owns, develops, acquires, and operates shopping centers. The Consolidated Businesses consist of shopping centers that are controlled by ownership or contractual agreement, development projects for future regional shopping centers, variable interest entities for which we are the primary beneficiary, and The Taubman Company LLC (“Manager”). Shopping centers owned through joint ventures that are not controlled by us but over which we have significant influence (“Unconsolidated Joint Ventures”) are accounted for under the equity method.

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

The comparability of information used in measuring performance is affected by the opening of Northlake in September 2005 and the sale of our interest in Woodland in December 2005, as well as the expansion and renovation at Waterside. The Pier began opening stores in late June 2006, and is accounted for under the equity method. The Pier has been excluded from all operating statistics. Additional “comparable center” statistics that exclude Northlake, Waterside, and Woodland are provided for 2006 and 2005 to present the performance of comparable centers in our continuing operations. Comparable centers are generally defined as centers that were owned and open for two years. As of January 1, 2006, we began consolidating the entity that owns Cherry Creek. The center is included within our consolidated results and statistics as of that date, while it continues to be presented as an Unconsolidated Joint Venture for dates and periods prior to January 1, 2006.

Overall Summary of Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our business is to lease space in our shopping centers. Generally these leases are long term, with our average lease term at approximately 7 years. Therefore general economic trends most directly impact our tenants’ sales and consequently their ability to perform under their existing lease agreements and expand into new locations as well as our ability to find new tenants for our shopping centers. Occupancy continued to increase during 2006, and we anticipate continued occupancy growth throughout 2007, although we expect more modest increases in the first half of 2007 than in the second half. Average rent per square foot increased by 1.7% in 2006 and we anticipate rent per square foot to increase in the range of 2.5% in 2007. Tenant sales trends demonstrated strong growth in 2006, increasing 6.1% and reaching a new record level of $539 per square foot for our comparable centers. This increase in sales resulted in a significant increase in percentage rent in 2006. We believe these improving tenant sales provide us an opportunity to continue to increase rents in the future (see "Mall Tenant Sales and Center Revenues" and "Rental Rates and Occupancy").

The rents we are able to achieve are similarly affected by economic trends and tenants’ expectations thereof, as described under “Rental Rates and Occupancy”. The spread between rents on openings and closings may not be indicative of future periods, as this statistic is not computed on comparable tenant spaces, and can vary significantly from quarter to quarter depending on the total amount, location, and average size of tenant space opening and closing in the period. Mall tenant sales, occupancy levels and our resulting revenues are seasonal in nature (see “Seasonality").

Our analysis of our financial results begins under “Results of Operations”. We have been active in developing and expanding our shopping center portfolio, and we describe the most recent center openings, including The Pier and Northlake, under “Openings, Dispositions, and Acquisitions”. In 2005, we disposed of our interest in a 50% owned unconsolidated joint venture and we acquired additional interests in two centers in 2004. Additional efforts to broaden our growth included the formation in 2005 of Taubman Asia, which is the platform for our expansion into the Asia-Pacific region. In January 2007, we completed an agreement to provide development services for a project in New Songdo City, Incheon, South Korea and were selected as the preferred retail partner for a project in Macao (see “Subsequent Events”).

We similarly have been very active in managing our balance sheet, completing a series of new financings and refinancings of existing debt, as well as a series of stock buybacks, as outlined under “Debt Transactions” and “Equity Transactions”. As a result of our financings, our floating rate debt represents less than 5% of our total debt and we believe we are well positioned if there is a rise in interest rates.

We have certain additional sources of income beyond our rental revenues, recoveries from tenants, and revenue from management, leasing, and development services. We disclose the Operating Partnership’s share of these sources of income under “Other Income”. Included in other revenue are lease cancellation income, as well as other sources of revenue derived from our shopping centers, such as parking garage and sponsorship income. Other sources of income include interest income and gains on peripheral land sales.

We then provide a discussion of our critical accounting policies, the impact of adoption of new accounting principles, and the expected impact of recently issued accounting pronouncements.

With all the preceding information as background, we have then provided insight and explanations for variances in our financial results from 2004 through 2006 under “Comparison of 2006 to 2005” and “Comparison of 2005 to 2004”. As information useful to understanding our results, we have described the presentation of our minority interest, the presentation of certain interests in centers, and the reasons for our use of non-GAAP measures such as EBITDA and Funds from Operations (FFO) under “Presentation of Operating Results”. Reconciliations from net income and net income allocable to common shareowners to these measures follow the annual comparisons.

Our discussion of sources and uses of capital resources under “Liquidity and Capital Resources” begins with a brief overview of capital activities and transactions occurring in 2006. Analysis of specific operating, investing, and financing activities is then provided in more detail. Cash flows from rents and recoveries, lease cancellation revenue, and recent center openings provide the resources for payments of interest and other operating expenses, leasing costs, and required distributions and dividends. Proceeds from the sale of a property and the completion of a major financing occurring in late 2005, in addition to financings in 2006, created significant liquidity used for the pay-off or refinancing of several existing loans and further investment in development properties in 2006.

Specific analysis of our fixed and floating rates and periods of interest rate risk exposure is provided under “Beneficial Interest in Debt”. Completing our analysis of our exposure to rates are the effects of changes in interest rates on our cash flows and fair values of debt contained under “Sensitivity Analysis”.

In conducting our business, we enter into various contractual obligations, including those for debt, capital leases for property improvements, operating leases for land and office space, purchase obligations, and other long-term commitments. Detail of these obligations, including expected settlement periods, is contained under “Contractual Obligations”. Property-level debt represents the largest single class of obligations. Described under “Loan Commitments and Guarantees” and “Cash Tender Agreement” are our significant guarantees and commitments.

Development of new malls and renovation and expansion of existing malls continues to be a significant use of our capital, as described in “Capital Spending” and “Planned Capital Spending”. Recent spending includes that related to the construction of Partridge Creek, in Clinton Township, Michigan, the expansion and renovation of Twelve Oaks and Waterside, the renovation of the former Filene’s space at Stamford Town Center, our Oyster Bay project in the Town of Oyster Bay, New York, and other development activities and capital items. Additional capital spending in 2007 is expected to continue for these and other projects.

Dividends and distributions are also significant uses of our capital resources. The factors considered when determining the amount of our dividends, including requirements arising because of our status as a REIT, are described under “Dividends”. We increased our quarterly dividend by 23% in the fourth quarter of 2006. Our total return to our shareholders, assuming reinvestment of dividends, was 50.8% for 2006.

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

Sales directly impact the amount of percentage rents certain tenants and anchors pay. The effects of increases or declines in sales on our operations are moderated by the relatively minor share that percentage rents represent of total rents (approximately five percent in 2006). However, a sustained trend in sales does impact, either negatively or positively, our ability to lease vacancies and negotiate rents at advantageous rates.

Tenant sales trends demonstrated strong growth in 2006, increasing 6.1% and reaching a new record level of $539 per square foot. This increase in sales resulted in a significant increase in percentage rent in 2006. We believe these improving tenant sales provide us an opportunity to increase rents in the future.

The following table summarizes occupancy costs, excluding utilities, for mall tenants as a percentage of mall tenant sales:

	2006	2005	2004
Mall tenant sales (in thousands of dollars)	4,348,826	4,124,534	3,728,010
Sales per square foot (1)	539	508	466

Consolidated Businesses:
Minimum rents	9.1%	9.3%	10.0%
Percentage rents	0.4	0.4	0.2
Expense recoveries	4.9	4.6	5.0
Mall tenant occupancy costs as a percentage of mall tenant sales	14.4%	14.3%	15.2%
Unconsolidated Joint Ventures:
Minimum rents	8.3%	8.9%	9.7%
Percentage rents	0.4	0.3	0.3
Expense recoveries	3.8	4.0	4.4
Mall tenant occupancy costs as a percentage of mall tenant sales	12.5%	13.2%	14.4%

(1)	Sales per square foot is presented for the comparable centers, including value centers.

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

The following table contains certain information regarding rentals at the comparable shopping centers:

	2006	2005	2004
Average rent per square foot:
Consolidated Businesses	$43.20	$41.41	$40.98
Unconsolidated Joint Ventures	41.03	42.28	42.09
Opening base rent per square foot:
Consolidated Businesses	$42.24	$42.38	$44.35
Unconsolidated Joint Ventures	42.98	44.90	44.67
Square feet of GLA opened:
Consolidated Businesses	941,163	682,305	688,020
Unconsolidated Joint Ventures	306,461	400,477	337,679
Closing base rent per square foot:
Consolidated Businesses	$39.73	$40.59	$44.54
Unconsolidated Joint Ventures	42.49	44.26	51.40
Square feet of GLA closed:
Consolidated Businesses	894,770	650,701	499,098
Unconsolidated Joint Ventures	246,704	366,932	280,393
Releasing spread per square foot:
Consolidated Businesses	$2.51	$1.79	$(0.19)
Unconsolidated Joint Ventures	0.49	0.64	(6.73)

The spread between opening and closing rents may not be indicative of future periods, as this statistic is not computed on comparable tenant spaces, and can vary significantly from period to period depending on the total amount, location, and average size of tenant space opening and closing in the period. Rents on stores opening in 2004 were generally negotiated in a decreasing sales environment. In 2006, the releasing spread per square foot of the Unconsolidated Joint Ventures was impacted by the opening of large tenant spaces at certain centers. Additionally, average rents and releasing spreads in 2006 were impacted by the consolidation of Cherry Creek, which is included within the Consolidated Businesses as of January 1, 2006. Prior to that time, Cherry Creek was included within the Unconsolidated Joint Ventures.

Mall tenant leased space, ending occupancy, and average occupancy rates are as follows:

	2006	2005	2004
All Centers:
Leased space	92.5%	91.7%	90.7%
Ending occupancy	91.3	90.0	89.6
Average occupancy	89.2	88.9	87.4

Comparable Centers:
Leased space	92.3%	91.5%	90.7%
Ending occupancy	91.2	90.2	89.6
Average occupancy	89.1	89.1	87.4

Occupancy continued to increase during 2006, with ending occupancy increasing to 91.3%, a 1.3% increase from 90.0% in 2005. For our comparable centers, ending occupancy was 91.2%, a 1.0% increase from 90.2% in 2005. We anticipate continued occupancy growth throughout 2007, with more modest increases in the first half than in the second half of the year. Income from temporary in-line tenants, which has become an integral part of our business, continues to augment our income. Temporary tenants, defined as those with lease terms less than 12 months, are not included in occupancy or leased space statistics. As of December 31, 2006, approximately 2.2% of space was occupied by temporary tenants. Tenant bankruptcy filings as a percentage of the total number of tenant leases was 1.0% in 2006, compared to 0.4% in 2005, and 1.7% in 2004.

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

	Total 2006	4th Quarter 2006	3rd Quarter 2006	2nd Quarter 2006	1st Quarter 2006
	(in thousands of dollars, except as indicated)
Mall tenant sales	4,348,826	1,447,188	985,224	989,275	927,139
Revenues and gains on land sales and interest income:
Consolidated Businesses	588,744	163,455	140,065	144,780	140,444
Unconsolidated Joint Ventures	253,486	72,584	63,772	58,554	58,576
Occupancy:
Ending-comparable	91.2%	91.2%	89.2%	88.7%	88.3%
Average-comparable	89.1	90.4	88.9	88.6	88.4
Ending	91.3	91.3	89.5	89.0	88.3
Average	89.2	90.6	89.2	88.7	88.4
Leased space:
Comparable	92.3%	92.3%	92.1%	91.6%	90.7%
All centers	92.5	92.5	92.4	91.8	90.9

Because the seasonality of sales contrasts with the generally fixed nature of minimum rents and recoveries, mall tenant occupancy costs (the sum of minimum rents, percentage rents, and expense recoveries) as a percentage of sales are considerably higher in the first three quarters than they are in the fourth quarter.

	Total 2006	4th Quarter 2006	3rd Quarter 2006	2nd Quarter 2006	1st Quarter 2006
Consolidated Businesses:
Minimum rents	9.1%	7.1%	9.9%	9.9%	10.5%
Percentage rents	0.4	0.8	0.3	0.1	0.4
Expense recoveries	4.9	4.2	4.9	5.6	4.8
Mall tenant occupancy costs	14.4%	12.1%	15.1%	15.6%	15.7%
Unconsolidated Joint Ventures:
Minimum rents	8.3%	6.4%	9.2%	9.1%	9.7%
Percentage rents	0.4	0.8	0.3	0.2	0.2
Expense recoveries	3.8	3.2	4.1	4.1	3.9
Mall tenant occupancy costs	12.5%	10.4%	13.6%	13.4%	13.8%

Results of Operations

Openings, Dispositions, and Acquisitions

During the three year period ended December 31, 2006, we completed the following shopping center openings, dispositions, and acquisitions:

Openings

Shopping Center	Date	Location	Ownership
The Pier Shops at Caesars	June 2006	Atlantic City, New Jersey	(1)
Northlake Mall	September 2005	Charlotte, North Carolina	Wholly-owned

Dispositions

Shopping Center	Date	Former Ownership
Woodland	December 2005	50% owned unconsolidated joint venture

Acquisitions

Shopping Center	Date	Acquisition	Resulting Ownership
International Plaza	July 2004	Additional 23.6% interest	50.1% owned consolidated joint venture
Beverly Center	January 2004	Additional 30% interest	Wholly-owned

(1)	See “Planned Capital Spending-New Centers”.

In October 2006, we purchased a 50% interest in the land under Sunvalley, which was subject to two ground leases. We placed a 6-year, $30 million interest-only, non-recourse loan on the land and swapped the rate in early January 2007 to a fixed rate of 5.95%.

In December 2005, a 50% owned unconsolidated joint venture sold its interest in Woodland for $177.4 million. Our share of proceeds was $85.4 million. We recognized a gain of $52.8 million on the transaction, representing the excess of the fair value over the net book basis of our interest in the center. Our gain on the transaction differed from the $73.4 million gain recognized by the Operating Partnership due to our $20.6 million additional basis in Woodland. The cash proceeds from the sale were used in early 2006 to acquire the land for Partridge Creek, as part of a like-kind exchange pursuant to Section 1031 of the Internal Revenue Code and the regulations thereunder ("Section 1031 like-kind exchange"). Additional proceeds were also used to purchase the land and real property improvements of the Oyster Bay development, also as part of a Section 1031 like-kind exchange, and to pay off the outstanding balance on the loan on the property.

Taubman Asia

In April 2005, we formed Taubman Asia, which is the platform for our expansion into the Asia-Pacific region. Taubman Asia is headquartered in Hong Kong and is engaged in projects that leverage our strong retail planning, design, and operational capabilities. In 2007, Taubman Asia completed the development services agreement for our involvement in New Songdo City in South Korea. Additionally, we announced our involvement in the retail component of Macao Studio City on the Cotai strip in Macao (see “Subsequent Events”).

Debt Transactions

We completed a series of debt financings in the three year period ended December 31, 2006, as follows:

	Date	Initial Loan Balance/Facility	Stated Interest Rate	Maturity Date(1)
	(in millions of dollars)
Taubman Land Associates (Sunvalley)	December 2006	30	LIBOR+0.90% (2)	November 2012
Waterside Shops at Pelican Bay	September 2006	165	5.54%	October 2016
The Mall at Partridge Creek construction facility (3)	September 2006	81	LIBOR+1.15%	September 2010
TRG revolving credit facility (4)	August 2006	350	LIBOR+0.70%	February 2009
Cherry Creek Shopping Center	May 2006	280	5.24%	June 2016
Northlake Mall	February 2006	216	5.41%	February 2016
The Mall at Short Hills	December 2005	540	5.47%	December 2015
The Mall at Wellington Green	May 2005	200	5.44%	May 2015
TRG revolving credit facility	October 2004	350	LIBOR+0.80%	February 2008 (4)
Northlake Mall construction facility	July 2004	142	LIBOR+1.75%	August 2007 (5)
Stony Point Fashion Park	June 2004	115	6.24%	June 2014
The Mall at Oyster Bay facility	May 2004	62	LIBOR+2.00%	March 2006 (6)
The Mall at Wellington Green	April 2004	140	LIBOR+1.50%	May 2007 (7)
Dolphin Mall	February 2004	145	LIBOR+2.15%	February 2007 (8)
Beverly Center	January 2004	348	5.28%	February 2014

(1)	Excludes any options to extend the maturities (see the footnotes to our financial statements regarding extension options).
(2)	The loan is swapped at 5.95% (5.05% swap rate plus 0.90% credit spread) from January 2, 2007 through the term of the loan.
(3)	See "Liquidity and Capital Resources - Contractual Obligations".
(4)	TRG revolving credit facility was amended in August 2006.
(5)	The loan was repaid in December 2005.
(6)	The loan was repaid in February 2006.
(7)	The loan was repaid in May 2005.
(8)	The remaining balance on the loan was refinanced with the TRG revolving credit facility in August 2006.

We paid off the remaining $144 million balance on the loans on The Shops at Willow Bend (Willow Bend) when they became prepayable without penalty in February 2006. We wrote off the remaining $2.1 million of financing costs associated with the Willow Bend loans at that time. Proceeds from the August 2006 amendment to our revolving credit facility were used to refinance the remaining $140 million balance on the loan on Dolphin when it became prepayable without penalty in August 2006. We wrote off $1.0 million of financing costs related to the Dolphin loan at that time. Under the revised terms, borrowings under the line of credit are primary obligations of the entities owning Dolphin, Fairlane, and Twelve Oaks, which are collateral for the line of credit. The Operating Partnership and the entities owning Fairlane and Twelve Oaks are guarantors under the credit agreement.

Proceeds from the December 2005 financing on The Mall at Short Hills (Short Hills) were used to pay down the existing 6.7%, $260 million loan on the center, the Northlake construction loan and our revolver. We incurred charges of $10.9 million during the fourth quarter of 2005 in connection with a prepayment premium for the existing Short Hills loan and the write-off of the remaining financing costs for the Short Hills and Northlake loans. We also wrote off $1.8 million of financing costs related to the modification of the loan on The Mall at Oyster Bay (Oyster Bay), which we repaid in February 2006.

Equity Transactions

We also completed a series of equity transactions in the three year period ended December 31, 2006, as follows:

	# of shares/units	Amount	Price per share/unit	Date
	(in millions of dollars)
Redemptions and Repurchases:
Redemption of Series I Cumulative Redeemable Preferred Stock (1)	4,520,000	113.0	$25.00	June 2006
Redemption of Series A Cumulative Redeemable Preferred Stock (2)	4,520,000	113.0	25.00	May 2006
Redemption of Series A Cumulative Redeemable Preferred Stock (3)	3,480,000	87.0	25.00	July 2005
Redemption of Series C and D Preferred Partnership Equity (4)		100.0		November 2004
Stock buybacks (5)	2,447,781	50.2	20.50	April-May 2004

Issuances:
Issuance of Series I Cumulative Redeemable Preferred Stock (6)	4,520,000	113.0	25.00	May 2006
Issuance of Series H Cumulative Redeemable Preferred Stock (7)	3,480,000	87.0	25.00	July 2005
Issuance of Series G Cumulative Redeemable Preferred Stock (8)	4,000,000	100.0	25.00	November 2004
Private placement of 8.2% Series F Cumulative Redeemable Preferred Partnership Equity		30.0		May 2004
TRG units issued in connection with acquisition of additional interest in Beverly Center (9)	276,724	7.6	27.50	January 2004

(1)	A $0.6 million charge was recognized upon redemption of this preferred stock, comprised of the difference between the redemption price ($113.0 million) and its book value ($112.4 million).
(2)	A $4.0 million charge was recognized upon redemption of this preferred stock, comprised of the difference between the redemption price ($113.0 million) and its book value ($109.0 million).
(3)	A $3.1 million charge was recognized upon redemption of this preferred stock, comprised of the difference between the redemption price ($87.0 million) and its book value ($83.9 million).
(4)	A $2.7 million charge was recognized upon redemption of this preferred equity, comprised of the difference between the redemption price ($100.0 million) and its book value ($97.3 million).
(5)	For each common share repurchased, a unit of TRG partnership interest is similarly redeemed.
(6)	Proceeds were used to redeem $113 million of our remaining 8.30% Series A Cumulative Redeemable Preferred Stock.
(7)	Proceeds were used to redeem $87 million of our outstanding $200 million 8.30% Series A Cumulative Redeemable Preferred Stock.
(8)	Proceeds were used to redeem all of the outstanding TRG 9% Series C and D Cumulative Redeemable Preferred Equity for $100 million.
(9)
Reflects units of partnership interest issued without any corresponding change in our common shares outstanding. With these changes in partnership units outstanding, corresponding changes may also occur in the Series B Preferred Stock (see Note 16 to our financial statements regarding this relationship).

In December 2005, our Board of Directors authorized the purchase of up to $50 million of our common stock on the open market. As of December 31, 2006, we had not purchased any shares or redeemed any units under this program. Repurchases of common stock will be financed through general corporate funds, including equity issuances, and through borrowings under existing lines of credit.

Repurchases of common stock in 2004 were under a previous buyback program. As of December 31, 2004, the maximum amount authorized under this program had been repurchased.

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

Other Income

We have certain additional sources of income beyond our rental revenues, recoveries from tenants, and revenues from management, leasing, and development services, as summarized in the following table. Lease cancellation revenue is dependent on the overall economy and performance of particular retailers in specific locations and can vary significantly. Gains on peripheral land sales can also vary significantly from year-to-year, depending on the results of negotiations with tenants, counterparties, and potential purchasers of land, as well as the timing of the transactions. In 2007, we estimate our share of lease cancellation income to be approximately $6 million to $7 million and gains on land sales to be approximately $3 million to $4 million.

	2006		2005		2004
	Consolidated Businesses	Unconsolidated Joint Ventures	Consolidated Businesses	Unconsolidated Joint Ventures	Consolidated Businesses	Unconsolidated Joint Ventures
	(Operating Partnership’s share in millions of dollars)
Other Income:
Shopping center related revenues	21.9	2.6	20.7	3.2	15.5	3.0
Lease cancellation revenue	10.5	2.8	6.5	1.4	7.5	1.7
	32.4	5.4	27.2	4.6	22.9	4.7
Gains on Land Sales and Interest Income:
Gains on sales of peripheral land	4.1		4.4		6.4
Interest income	5.2	0.6	1.6	0.4	1.1	0.1
	9.3	0.6	6.0	0.4	7.5	0.1

(1)   Amounts in this table may not add due to rounding.

Subsequent Events

In January 2007, we assumed full management and leasing responsibility of The Pier. We are in final negotiations to increase our ownership percentage in the center from 30% to 50% (see “Planned Capital Spending- New Centers”).

Also in January 2007, Taubman Asia completed the development services agreement for a 1.2 million square foot retail and entertainment complex in New Songdo City, Incheon, South Korea. The shopping complex is scheduled to open in early 2010, with construction beginning in 2007. We have negotiated the opportunity to invest in a portion of the broader project, which will include not only retail, but also office, hotel, and residential uses. We anticipate finalizing our decision on this investment in 2007. In January 2007, we announced our involvement in the retail component of Macao Studio City on the Cotai Strip in Macao. Taubman Asia has signed a term sheet to acquire a minority position in the retail component of the project and will provide development, leasing, and management services, subject to definitive agreements to be completed in the first half of 2007.

In addition, in January 2007, we announced our involvement as a third party leasing agent for a lifestyle center in the city of North Las Vegas, Nevada. This is a mixed use project that will include retail, dining, and entertainment of up to 1.3 million square feet and a residential component consisting of approximately 800 units. The shopping center will open in late 2008. The developer of the residential component is an affiliate of the Taubman family.

Also in January 2007, we acquired land for future development for $15.5 million.

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

Valuation of Shopping Centers

All properties, including those under construction and/or owned by joint ventures, are reviewed for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. Impairment of a shopping center owned by consolidated entities would be recognized when the sum of expected cash flows (undiscounted and without interest charges) is less than the carrying value of the property. Other than temporary impairment of an investment in an Unconsolidated Joint Venture is recognized when the carrying value is not considered recoverable based on evaluation of the severity and duration of the decline in value, including the results of discontinued cash flow and other valuation techniques. The expected cash flows of a shopping center are dependent on estimates and other factors subject to change, including (1) changes in the national, regional, and/or local economic climates, (2) competition from other shopping centers, stores, clubs, mailings, and the internet, (3) increases in operating costs, (4) bankruptcy and/or other changes in the condition of third parties, including anchors and tenants, and (5) expected holding period. These factors could cause our expected future cash flows from a shopping center to change, and, as a result, an impairment could be considered to have occurred. To the extent an impairment has occurred, the excess carrying value of the asset over its estimated fair value is charged against operations. There were no impairment charges recognized in the periods covered within this Annual Report. As of December 31, 2006, the consolidated net book value of our properties was $2.6 billion, representing over 90% of our consolidated assets. We also have varying ownership percentages in the properties of Unconsolidated Joint Ventures with a total combined net book value of $0.8 billion. These amounts include certain development costs that are described in the policy that follows.

Capitalization of Development Costs

In developing shopping centers, we typically obtain land or land options, zoning and regulatory approvals, anchor commitments, and financing arrangements during a process that may take several years and during which we may incur significant costs. We capitalize all development costs once it is considered probable that a project will reach a successful conclusion. Prior to this time, we expense all costs relating to a potential development, including payroll, and include these costs in Funds from Operations (see "Presentation of Operating Results").

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

Our approximately $129.3 million balance of development pre-construction costs as of December 31, 2006 consists primarily of costs relating to our Oyster Bay project in the Town of Oyster Bay, New York. See “Liquidity and Capital Resources - Planned Capital Spending” regarding the status of this project.

Valuation of Accounts Receivable

Rents and expense recoveries from tenants are our principal source of income; they represent over 90% of our revenues. In generating this income, we will routinely have accounts receivable due from tenants. The collectibility of tenant receivables is affected by bankruptcies, changes in the economy, and the ability of the tenants to perform under the terms of their lease agreements. While we estimate potentially uncollectible receivables and provide for them through charges against income, actual experience may differ from those estimates. Also, if a tenant were not able to perform under the terms of its lease agreement, receivable balances not previously provided for may be required to be charged against operations. Bad debt expense was less than 1% of total revenues in 2006, while bankruptcy filings affected 1% of tenant leases during the year. Since 1991, the annual provision for losses on accounts receivable has been less than 2% of annual revenues.

Valuation of Deferred Tax Assets

Our taxable REIT subsidiaries (TRSs) currently have deferred tax assets, reflecting net operating loss carryforwards and the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Our temporary differences primarily relate to deferred compensation and depreciation. We reduce our deferred tax assets through valuation allowances to the amount where realization is more likely than not assured, considering all available evidence, including expected future taxable earnings and potential tax planning strategies. Expected future taxable earnings and the implementation of tax planning strategies require certain significant judgments and estimates, including those relating to our management company's profitability, the timing and amounts of gains on land sales, the profitability of our Asian operations, and other factors affecting the results of operations of our TRSs. Changes in any of these factors could cause our estimates of the realization of deferred tax assets to change materially. As of December 31, 2006, we had a consolidated gross deferred tax asset of $8.9 million, reduced to a net deferred tax asset of $3.3 million by a valuation allowance of $5.6 million.

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

Adoption of New Accounting Pronouncements in 2006

Adoption of Staff Accounting Bulletin No. 108

In September 2006, the Securities and Exchange Commission published Staff Accounting Bulletin No. 108 (SAB 108) “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” The interpretations in SAB 108 express the SEC’s staff’s views regarding the process of quantifying financial statement misstatements. The staff’s interpretations resulted from their awareness of a diversity in practice as to how the effect of prior year errors were considered in relation to current year financial statements. Through SAB 108, the staff communicated its belief that allowing prior year errors to remain unadjusted on the balance sheet is not in the best interest of the users of financial statements. SAB 108 became effective for us in the fourth quarter of 2006.

In adopting SAB 108, we changed our method of evaluating financial statement misstatements from a “rollover” (income statement-oriented) approach to SAB 108’s “dual-method” (both an income statement and balance sheet-oriented) approach. In doing so, we identified three misstatements previously considered immaterial to all previous periods under the rollover method but material when evaluated together under the dual-method, as described below. These misstatements were corrected upon adoption of SAB 108.

Accounting for Cherry Creek Shopping Center Ground Rent Prior to 1999

Prior to 1999, Cherry Creek, a venture previously accounted for under the equity method, recognized ground rentals under its 99 year ground lease on a cash basis instead of the straightline method required by Statement of Financial Accounting Standards No. 13, “Accounting for Leases”. This error resulted in us overstating our cumulative equity in the net income of Cherry Creek by a total of $3.5 million from our 1992 acquisition of an interest in the Operating Partnership through December 31, 2005. The maximum misstatement of our equity in the net income of Cherry Creek in any individual year in this period under the rollover method was $0.3 million.

We began consolidating Cherry Creek on January 1, 2006 as a result of adopting EITF 04-5. As a result of the correction of the above error, the cumulative effect of a change in accounting principle upon adoption of EITF 04-5, assets, and liabilities recognized upon the consolidation of Cherry Creek were increased by $7.9 million, $8.3 million and $19.7 million, respectively. Prior to 2006, we accounted for our investment in Cherry Creek under the equity method.

Recognition of Payroll Costs

We previously recognized our payroll costs in a manner that corresponded to our biweekly pay periods, which do not necessarily end on the last day of the calendar year. Differences caused by not strictly recognizing payroll on a calendar year basis, while previously adjusted on a periodic basis, have resulted in overstatements of net income by a total of $1.0 million over the last decade, with the maximum misstatement in any individual year computed under the rollover method being $0.1 million.

Arizona Mills

In 2006, The Mills Corporation (Mills), which manages our 50% unconsolidated joint venture, Arizona Mills, advised us that Mills had identified errors in prior year financial statements, primarily relating to the timing of writeoffs of tenant allowances, that relate to years prior to 2006. We have not yet received audited financial statements for any period after 2004 from Mills and amounts identified as errors may change as a result of the eventual completion of the Arizona Mills 2005 audit. However, based on the information we have received from Mills, we have determined that the cumulative impact of our share of prior years’ errors identified by Mills to date is an overstatement of our equity by $1.3 million.

Cumulative Effect of Adoption of SAB 108

As a result of applying the guidance in SAB 108, during the year ended December 31, 2006, we recorded a $5.9 million reduction to our shareholders’ equity account (dividends in excess of net income) in our opening balance sheet to correct for the effect of the errors associated with the accounting for Cherry Creek’s ground rent prior to 1999, the recognition of payroll costs, and our share of Arizona Mills’s errors identified by Mills, described above.

Adoption of EITF 04-5

Under guidance in EITF 04-5 "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" and Statement of Position 78-9, "Accounting for Investments in Real Estate Ventures" (SOP 78-9) as amended by FASB Staff Position 78-9-1 and the corresponding changes and considerations surrounding control, we began consolidating the entity that owns Cherry Creek as of January 1, 2006. This entity was previously accounted for under the equity method in accordance with the provisions of SOP 78-9. As of January 1, 2006, the impact to the balance sheet was an increase in assets of approximately $136 million and liabilities of approximately $196 million, and a $60 million reduction of beginning equity representing the cumulative effect of change in accounting principle.

New Accounting Pronouncements

In December 2006, the FASB issued Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements.” This Staff Position requires companies that agree to register securities recognize a liability if a payment to investors for failing to fulfill the agreement is probable and its amount can be reasonably estimated. This Staff Position is effective for fiscal years beginning after December 15, 2006. We do not anticipate that the adoption of this Staff Position will have a material effect on our results of operations or financial position.

In September 2006, the FASB issued Statement No. 157 “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies to accounting pronouncements that require or permit fair value measurements, except for share-based payments transactions under FASB Statement No. 123. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. As Statement No. 157 does not require any new fair value measurements or remeasurements of previously computed fair values, we not believe adoption of this Statement will have a material effect on our financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” This Interpretation defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We do not anticipate that the adoption of this Statement will have a material effect on our results of operations or financial position.

Presentation of Operating Results

The following tables contain the operating results of our Consolidated Businesses and the Unconsolidated Joint Ventures. Income allocated to the minority partners in the Operating Partnership and preferred interests is deducted to arrive at the results allocable to our common shareowners. Because the net equity of the Operating Partnership is less than zero, the income allocated to the minority partners is equal to their share of distributions. The net equity of these minority partners is less than zero due to accumulated distributions in excess of net income and not as a result of operating losses. Distributions to partners are usually greater than net income because net income includes non-cash charges for depreciation and amortization. Amounts allocable to minority partners in certain consolidated joint ventures are added back or deducted to arrive at our net results. Our average ownership percentage of the Operating Partnership was 65% in 2006, 62% in 2005, and 61% in 2004.

The results of Cherry Creek are presented within the Consolidated Businesses for periods beginning January 1, 2006, as a result of our adoption of EITF 04-5. The results of International Plaza are presented within the Consolidated Businesses for periods beginning July 1, 2004, as a result of our acquisition of a controlling interest in the center. Prior to the respective adoption date and acquisition date, these centers are included within the Unconsolidated Joint Ventures.

The accounts of The Pier, which opened in June 2006, are included within the Unconsolidated Joint Ventures beginning in 2006. As of December 31, 2006, we have a $4 million investment in The Pier. The joint venture partner has guaranteed 100% of the outstanding construction loan and is responsible for funding the completion of development and initial leasing costs of the center and all operating requirements of the center prior to stabilization of the center.

Prior year information for which errors were identified and corrected through an adjustment of beginning (January 1, 2006) shareholders’ equity pursuant to SAB 108 has not been adjusted.

Use of Non-GAAP Measures

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

Our presentations of EBITDA and FFO are not necessarily comparable to the similarly titled measures of other REITs due to the fact that not all REITs use the same definitions. These measures should not be considered alternatives to net income (loss) or as an indicator of our operating performance. Additionally, neither represents cash flows from operating, investing or financing activities as defined by GAAP. Reconciliations of Net Income (Loss) Allocable to Common Shareowners to Funds from Operations and Net Income to Beneficial Interest in EBITDA are presented following the Comparison of 2005 to 2004. See the following section regarding certain presentation changes affecting EBITDA and FFO.

Presentation Changes

As previously reported for 2005, because of a change in our business practice to offer our tenants the option to pay a fixed charge or pay their share of common area maintenance (CAM) costs and the related change to contractual terms of leases, we began adding back in the fourth quarter of 2005 all depreciation on CAM assets to calculate EBITDA and FFO. Additionally, we have reclassified depreciation on CAM assets from recoverable expenses to depreciation and amortization expense for all periods presented.

Also, as a result of this change in our business practice, we modified our estimated useful lives of CAM assets that are recoverable from tenants as of January 1, 2006. The change in useful lives better aligns the depreciation of common area assets with our lease portfolio. The change in estimate did not have a material effect on the current results of operations but could be material in future periods. The Operating Partnership's share of depreciation on CAM capital expenditures was $15.7 million, $15.7 million, and $14.2 million in 2006, 2005, and 2004, respectively.

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

Prior year revenues and expenses in the following tables have been reclassified as described above to be consistent with the 2006 presentation.

Comparison of 2006 to 2005

The following table sets forth operating results for 2006 and 2005, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

2006		2005
CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)
                                                 (in millions of dollars)
REVENUES:
Minimum rents	311.2	148.8	262.1	184.5
Percentage rents	14.7	8.0	9.8	8.1
Expense recoveries	206.2	85.6	164.6	104.1
Management, leasing and development services	11.8		13.8
Other	35.4	9.7	29.0	8.7
Total revenues	579.3	252.2	479.4	305.4

EXPENSES:
Maintenance, taxes, and utilities	152.9	64.3	126.4	71.3
Other operating	71.6	26.3	57.7	29.6
Management, leasing and development services	5.7		9.1
General and administrative	30.3		27.7
Interest expense (2)	128.6	57.6	121.6	67.6
Depreciation and amortization (3) (4)	138.0	45.8	128.4	54.8
Total operating expenses	527.1	193.9	470.9	223.3

Gains on land sales and interest income	9.5	1.3	6.5	0.8
	61.6	59.6	15.0	82.9
Equity in income of Unconsolidated Joint Ventures (4) (5)	33.5		42.5
Income before gain on disposition of interest in center and minority and preferred interests	95.1		57.4
Gain on disposition of interest in center (5)			52.8
Minority and preferred interests:
TRG preferred distributions	(2.5)		(2.5)
Minority share of consolidated joint ventures	(10.7)		(0.2)
Minority share of income of TRG	(22.8)		(40.4)
Distributions less than (in excess of) minority share of income	(14.1)		4.5
Net income	45.1		71.7
Preferred dividends (6)	(23.7)		(27.6)
Net income (loss) allocable to common shareowners	21.4		44.1

SUPPLEMENTAL INFORMATION:
EBITDA - 100%	328.2	162.9	265.0	205.3
EBITDA - outside partners' share	(33.2)	(71.4)	(14.9)	(91.9)
Beneficial interest in EBITDA	295.0	91.6	250.1	113.5
Beneficial interest expense	(115.8)	(31.2)	(116.1)	(37.6)
Non-real estate depreciation	(2.9)		(2.1)
Preferred dividends and distributions	(26.2)		(30.1)
Funds from Operations contribution	150.0	60.4	101.8	75.9

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

(2)
Interest expense for 2006 includes charges of $3.1 million in connection with the write-off of financing costs related to the respective pay off and refinancing of the loans on Willow Bend and Dolphin when the loans became prepayable without penalty, in the first and third quarters of 2006, respectively. Interest expense for 2005 includes a $12.7 million charge incurred in connection with a prepayment premium and the write-off of financing costs related to the refinancing of Short Hills, the pay-off of the Northlake loan, and the debt modifications in connection with the pay-off of the Oyster Bay loan.

(3)
Included in depreciation and amortization of the Consolidated Businesses and Unconsolidated Joint Ventures (at 100%) are $13.4 million and $6.7 million, respectively, of depreciation of center replacement assets for 2006, and $11.5 million and $8.8 million, respectively, for 2005.

(4)
Amortization of the additional basis included in depreciation and amortization was $4.9 million and $4.3 million in 2006 and 2005, respectively. Also, amortization of our additional basis in the Operating Partnership included in equity in income of Unconsolidated Joint Ventures was $1.9 million and $3.0 million in 2006 and 2005, respectively.

(5)
During 2005, a 50% owned unconsolidated joint venture sold its interest in Woodland. Our equity in the gain on the sale is separately presented on the income statement, and is therefore excluded from the equity in income of Unconsolidated Joint Ventures line item.

(6)
Preferred dividends for 2006 include $4.7 million of charges recognized in connection with the redemption of the remaining Series A and Series I Preferred Stock. Preferred dividends for 2005 include a $3.1 million charge recognized in connection with the partial redemption of the Series A Preferred Stock.

(7)	Certain reclassifications have been made to prior year information to conform to current year classifications. Amounts in this table may not add due to rounding.

Consolidated Businesses

Total revenues for the year ended December 31, 2006 were $579.3 million, a $99.9 million or 20.8% increase over 2005. Minimum rents increased $49.1 million, primarily due to Cherry Creek, which we began consolidating in 2006 upon our adoption of EITF 04-5, and the September 2005 opening of Northlake. Minimum rents also increased due to tenant rollovers. Percentage rents increased due to higher tenant sales and Cherry Creek. Expense recoveries increased primarily due to Cherry Creek and Northlake, and increases in recoverable costs. Management, leasing, and development revenue decreased primarily due to a reduction in reimbursable third party costs, offset by increased revenues related to services from certain contracts. We expect that management, leasing, and development revenue, less related expenses, will be in the range of $6 million to $7 million in 2007. Other income increased primarily due to Cherry Creek, Northlake, and increases in lease cancellation revenue.

Total expenses were $527.1 million, a $56.2 million or 11.9% increase from 2005. Maintenance, taxes, and utilities expense increased primarily due to Cherry Creek, Northlake, and increases in maintenance costs, property taxes, and electricity expense at certain centers. Other operating expense increased primarily due to Cherry Creek and Northlake, as well as increases in bad debt expense, pre-development costs, and professional fees. We expect that pre-development costs for both our domestic and non-U.S. projects, which were $10.1 million in 2006, will be between $10 million and $11 million in 2007. Management, leasing, and development expense decreased primarily due to a reduction in reimbursable third party costs. General and administrative expense increased primarily due to increases in compensation expenses, including bonus expense and the mark-to-market of long term grants that fluctuate with our stock price, which were partially offset by decreased severance costs. We expect that general and administrative expenses will be approximately $7.5 million for each quarter of 2007. Interest expense increased due to Cherry Creek, Northlake, the higher balance on the refinancing of Short Hills, and increases in floating interest rates. These increases were partially offset by the pay-off of the Willow Bend and Oyster Bay loans and reduced rates on refinancings. Interest expense in 2006 also included the write-off of financing costs related to the respective pay-off and refinancing of the loans on Willow Bend and Dolphin, while interest expense in 2005 included charges incurred in connection with a prepayment premium and the write-off of financing costs related to the refinancing of Short Hills, the pay-off of the Northlake loan and a debt modification in connection with the pay-off of the Oyster Bay loan. Depreciation expense increased primarily due to Cherry Creek and Northlake, which were partially offset by a decrease due to fully depreciated assets at certain centers and changes in depreciable lives of tenant and anchor allowances in connection with early terminations during 2005.

Gains on land sales and interest income increased due to higher interest rates and average cash balances in 2006, which were partially offset by a decrease in gains on peripheral land sales.

Unconsolidated Joint Ventures

Total revenues for the year ended December 31, 2006 were $252.2 million, a $53.2 million or 17.4% decrease from 2005. Minimum rents decreased $35.7 million, primarily due to the consolidation of Cherry Creek in 2006 and the sale of Woodland in December 2005, which were partially offset by the opening of The Pier in June 2006, increases in occupancy, and tenant rollovers. Percentage rents remained relatively flat, with decreases due to Cherry Creek, offset by percentage rent from increased tenant sales. Expense recoveries decreased primarily due to Cherry Creek and Woodland, which were partially offset by increased recoverable costs at certain centers and The Pier. Other income increased due to increases in lease cancellation income, which were partially offset by Cherry Creek and Woodland.

Total expenses decreased by $29.4 million to $193.9 million for the year ended December 31, 2006. Maintenance, taxes, and utilities expenses decreased primarily due to Cherry Creek and Woodland, which were partially offset by The Pier and increases in maintenance costs and electricity expense at certain centers. Other operating expense decreased primarily due to Cherry Creek, Woodland, and decreases in professional fees, which were partially offset by increases related to The Pier and bad debt expense. Interest expense decreased due to Cherry Creek, which was partially offset by The Pier and the new financing of Waterside. Depreciation expense decreased primarily due to Cherry Creek and Woodland, which was partially offset by The Pier.

As a result of the foregoing, income of the Unconsolidated Joint Ventures decreased by $23.3 million to $59.6 million. Our equity in income of the Unconsolidated Joint Ventures was $33.5 million, a $9.0 million decrease from 2005.

Net Income

Our income before the gain on disposition of our interest in Woodland and minority and preferred interests increased by $37.7 million to $95.1 million for 2006. In 2005, we recognized our $52.8 million share of the gain on the disposition of Woodland. Minority share of income of consolidated joint ventures increased due to Cherry Creek (see "Presentation of Operating Results"). Preferred dividends in 2006 include $4.7 million of charges related to the redemption of the remaining Series A and Series I Preferred Stock. Preferred dividends in 2005 include a $3.1 million charge related to the partial redemption of the Series A Preferred Stock (see “Equity Transactions”). After allocation of income to minority and preferred interests, the net income allocable to common shareowners for 2006 was $21.4 million compared to $44.1 million in 2005.

Comparison of 2005 to 2004

The following table sets forth operating results for 2005 and 2004, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

2005		2004
CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)
                (in millions of dollars)
REVENUES:
Minimum rents	262.1	184.5	235.1	195.0
Percentage rents	9.8	8.1	6.3	6.5
Expense recoveries	164.6	104.1	150.7	110.1
Management, leasing and development services	13.8		21.3
Other	29.0	8.7	23.4	9.5
Total revenues	479.4	305.4	436.8	321.2

EXPENSES:
Maintenance, taxes, and utilities	126.4	71.3	118.4	76.0
Other operating	57.7	29.6	51.5	30.9
Restructuring loss			5.7
Costs related to unsolicited tender offer, net of recoveries			(1.0)
Management, leasing and development services	9.1		17.5
General and administrative	27.7		26.6
Interest expense (2)	121.6	67.6	95.9	74.0
Depreciation and amortization (3) (4)	128.4	54.8	110.2	60.0
Total expenses	470.9	223.3	424.8	240.9

Gains on land sales and interest income	6.5	0.8	7.9	0.2
	15.0	82.9	19.9	80.6
Equity in income of Unconsolidated Joint Ventures (4) (5)	42.5		40.1
Income before gain on disposition of interest in center, discontinued operations, and minority and preferred interests	57.4		60.0
Gain on disposition of interest in center (5)	52.8
Discontinued operations-
Net gain on disposition of interest in center			0.3
Minority and preferred interests:
TRG preferred distributions (6)	(2.5)		(12.2)
Minority share of consolidated joint ventures	(0.2)		0.0
Minority share of income of TRG	(40.4)		(14.9)
Distributions less than (in excess of) minority share of income	4.5		(20.8)
Net income	71.7		12.4
Preferred dividends (7)	(27.6)		(17.4)
Net income (loss) allocable to common shareowners	44.1		(5.1)

SUPPLEMENTAL INFORMATION:
EBITDA - 100%	265.0	205.3	226.0	214.6
EBITDA - outside partners' share	(14.9)	(91.9)	(6.2)	(99.4)
Beneficial interest in EBITDA	250.1	113.5	219.8	115.2
Beneficial interest expense	(116.1)	(37.6)	(92.9)	(39.9)
Non-real estate depreciation	(2.1)		(2.4)
Preferred dividends and distributions	(30.1)		(29.7)
Funds from Operations contribution	101.8	75.9	94.8	75.3

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

(2)
Interest expense for 2005 includes a $12.7 million charge incurred in connection with a prepayment premium and the write-off of financing costs related to the refinancing of Short Hills, the pay-off of the Northlake loan, and the debt modifications in connection with the pay-off of the Oyster Bay loan.

(3)
Included in depreciation and amortization of the Consolidated Businesses and Unconsolidated Joint Ventures (at 100%) are $11.5 million and $8.5 million, respectively, of depreciation of center replacement assets for 2005, and $9.1 million and $9.6 million, respectively, for 2004.

(4)
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

(6)	TRG preferred distributions for 2004 include a $2.7 million charge incurred in connection with the redemption of the Series C and D preferred equity.
(7)	Preferred dividends in 2005 include a $3.1 million charge incurred in connection with the partial redemption of the Series A Preferred Stock.
(8)	Amounts in this table may not add due to rounding. Certain reclassifications have been made to prior year information to conform to current year classifications.

Consolidated Businesses

Total revenues for the year ended December 31, 2005 were $479.4 million, a $42.6 million or 9.8% increase over 2004. Minimum rents increased $27.0 million, due to International Plaza, which we began consolidating upon the acquisition of a controlling interest in the center, the September 2005 opening of Northlake and increases in occupancy, tenant rollovers, and income from temporary tenants and specialty retailers. Percentage rents increased due to International Plaza and higher tenant sales. Expense recoveries increased due to International Plaza, Northlake, and increases in recoverable costs at certain centers, which were partially offset by a decrease in revenue from marketing and promotion services. Management, leasing, and development revenue decreased primarily due to the loss of revenue from the nine GMPT management contracts, which were cancelled in November 2004, and were partially offset by revenue from the MGM Project CityCenter and Salt Lake City contracts and cost reimbursements related to Taubman Asia. Other income increased primarily due to increases in parking-related revenue and sponsorship income.

Total expenses were $470.9 million, a $46.1 million or 10.9% increase from 2004. Recoverable expenses increased primarily due to International Plaza and Northlake, as well as increases in maintenance costs, electricity expense, and property taxes at certain centers. Other operating expense increased primarily due to office and deal pursuit costs in Asia, International Plaza, and overhead no longer allocable to the GMPT management contracts, offset by a decrease in bad debt expense. During 2004, $1.0 million of insurance proceeds were received relating to costs expended in connection with an unsolicited tender offer in 2003. Also during 2004, a $5.7 million restructuring loss was recognized. Substantially all of this charge represented employee severance payments and benefits. Management, leasing, and development expense decreased primarily due to the cancellation of the GMPT management contracts, with certain overhead costs previously allocated to the contracts now being recognized as other operating expenses or general and administrative expense. This was partially offset by expenses related to the MGM Project CityCenter and Salt Lake City contracts and activities related to Taubman Asia. In addition to the increase related to expenses that were previously allocated to GMPT, general and administrative expense increased due to professional fees, travel, and severance costs, which were offset by a decrease in bonus grants outstanding that fluctuate with our stock price. Interest expense increased due to charges incurred in 2005 in connection with a prepayment premium and the write-off of financing costs related to the refinancing of Short Hills, the pay-off of the Northlake loan and a debt modification in connection with the pay-off of the Oyster Bay loan. Other interest expense increases were due to International Plaza, the refinancings of Wellington Green and Stony Point Fashion Park (Stony Point), as well as the opening of Northlake and increases in floating interest rates. Depreciation expense increased primarily due to International Plaza, Northlake, and changes in depreciable lives of tenant and anchor allowances in connection with early terminations.

Gains on land sales and interest income decreased due to decreases in gains on sales of peripheral land, which were partially offset by increased interest income.

Unconsolidated Joint Ventures

Total revenues for the year ended December 31, 2005 were $305.4 million, a $15.8 million or 4.9% decrease from 2004. Minimum rents decreased $10.5 million, primarily due to the consolidation of International Plaza, which was partially offset by increases in occupancy and tenant rollovers. Percentage rents increased due to higher tenant sales. Expense recoveries decreased due to International Plaza, offset by increases at other centers.

Total expenses decreased by $17.6 million to $223.3 million for the year ended December 31, 2005. Recoverable expenses decreased primarily due to International Plaza. Other operating expense decreased primarily due to International Plaza, partially offset by increases in professional fees and other expenses. Interest expense decreased primarily due to International Plaza and the payoff of debt on Woodland and Stamford Town Center. Depreciation expense decreased primarily due to International Plaza.

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

Reconciliation of Net Income (Loss) Allocable to Common Shareowners to Funds from Operations

	2006	2005	2004
	(in millions of dollars, except as indicated)
Net income (loss) allocable to common shareowners	21.4	44.1	(5.1)

Add (less) depreciation and gains on dispositions of properties:
Gains on dispositions of interests in centers		(52.8)	(0.3)
Depreciation and amortization (1):
Consolidated businesses at 100%	138.0	128.4	110.2
Minority partners in consolidated joint ventures	(14.6)	(9.3)	(3.2)
Share of unconsolidated joint ventures	26.9	33.4	35.2
Non-real estate depreciation	(2.9)	(2.1)	(2.4)

Add minority interests in TRG:
Minority share of income in TRG	22.8	40.4	14.9
Distributions (less than) in excess of minority share of income of TRG	14.1	(4.5)	20.8
Distributions in excess of minority share of income of consolidated joint ventures	4.9	0.2

Funds from Operations	210.4	177.7	170.1

TCO’s average ownership percentage of TRG	65.0%	62.2%	60.6%

Funds from Operations allocable to TCO	136.7	110.6	103.1

(1)
Depreciation includes $10.2 million, $10.1 million, and $8.1 million of mall tenant allowance amortization for the years ended December 31, 2006, 2005, and 2004, respectively. Depreciation also includes TRG’s beneficial interest in depreciation of center replacement assets recoverable from tenants of $15.7 million, $15.7 million, and $14.2 million for the years ended December 31, 2006, 2005, and 2004, respectively.

(2)	Amounts in this table may not add due to rounding.

Reconciliation of Net Income to Beneficial Interest in EBITDA

	2006	2005	2004
	(in millions of dollars, except as indicated)
Net income	45.1	71.7	12.4

Add (less) depreciation and gains on dispositions of properties:
Gains on dispositions of interests in centers		(52.8)	(0.3)
Depreciation and amortization:
Consolidated businesses at 100%	138.0	128.4	110.2
Minority partners in consolidated joint ventures	(14.6)	(9.3)	(3.2)
Share of unconsolidated joint ventures	26.9	33.4	35.2

Add (less) preferred interests and interest expense:
Preferred distributions	2.5	2.5	12.2
Interest expense:
Consolidated businesses at 100%	128.6	121.6	95.9
Minority partners in consolidated joint ventures	(12.9)	(5.5)	(3.1)
Share of unconsolidated joint ventures	31.2	37.6	39.9

Add minority interests in TRG:
Minority share of income in TRG	22.8	40.4	14.9
Distributions (less than) in excess of minority share of income of TRG	14.1	(4.5)	20.8
Distributions in excess of minority share of income of consolidated joint ventures	4.9	0.2

Beneficial interest in EBITDA	386.5	363.5	335.0

TCO’s average ownership percentage of TRG	65.0%	62.2%	60.6%

Beneficial interest in EBITDA allocable to TCO	251.1	226.4	202.9

(1)	Amounts in this table may not add due to rounding.

Liquidity and Capital Resources

In the following discussion, references to beneficial interest represent the Operating Partnership’s ownership share of the results of its consolidated and unconsolidated businesses. We do not have, and have not had, any parent company indebtedness; all debt discussed represents obligations of the Operating Partnership or its subsidiaries and joint ventures.

Capital resources are required to maintain our current operations, pay dividends, and fund planned capital spending for projects under construction, future developments, and other commitments and contingencies. We believe that our net cash provided by operating activities, distributions from our joint ventures, the unutilized portions of our credit facilities, and our ability to access the capital markets assure adequate liquidity to meet current and future cash requirements and will allow us to conduct our operations in accordance with our dividend and financing policies. The following sections contain information regarding our recent capital transactions and sources and uses of cash; beneficial interest in debt and sensitivity to interest rate risk; contractual obligations; covenants, commitments, and contingencies; and historical capital spending. We then provide information regarding our anticipated future capital spending and our dividend policies.

Summaries of 2006 Capital Activities and Transactions

As of December 31, 2006, we had a consolidated cash balance of $26.3 million. Our cash balance includes $2.0 million that is restricted to specific uses stipulated by our lenders, including ground lease payments, taxes, insurance, debt service, capital improvements, leasing costs, and tenant allowances. Additionally, we have a secured $350 million line of credit. This line had $60.0 million of borrowings as of December 31, 2006. We also have available a second secured bank line of credit of up to $40 million, which had $8.1 of borrowings as of December 31, 2006. Our $350 million line of credit matures in February 2009 and has a one year extension option. The $40 million line of credit matures in February 2008.

During 2006, we:

•
Completed financings of approximately $1.1 billion relating to our $350 million revolving line of credit, Cherry Creek, Northlake, Partridge Creek, the land under Sunvalley, and Waterside and paid off floating rate loans on Willow Bend and Oyster Bay.

•	Acquired a 50% interest in the land under Sunvalley.

•	Redeemed $113 million of preferred stock.

•	Continued to be active in construction and development activities for both existing centers and centers currently under development.

These transactions are more fully described in “Results of Operations” and “Capital Spending”.

Operating Activities

Our net cash provided by operating activities was $223.5 million in 2006, compared to $184.6 million in 2005 and $135.5 million in 2004. In 2006, increases in cash related primarily to increases in rents, recoveries, lease cancellation revenue, the consolidation of Cherry Creek, and the full year of operations of Northlake. In 2005, increases in cash related primarily to increases in rents, the opening of Northlake, and additional operating cash flows due to International Plaza, which we began consolidating upon acquisition of a controlling interest in the center. Included in interest expense in 2005 was a prepayment premium paid in connection with the Short Hills refinancing in December 2005 (see "Debt Transactions"). In 2004, increases in cash related primarily to increases in rents and recoveries and additional operating cash flows due to the full year of operations of Stony Point, offset by payments of costs previously accrued in connection with the unsolicited tender offer, restructuring and other costs.

Investing Activities

Net cash used in investing activities was $131.5 million in 2006 compared to $91.1 million in 2005 and $243.6 million in 2004. Cash used in investing activities was impacted by the timing of capital expenditures, with additions to properties in 2006, 2005, and 2004 for the construction of Northlake, Partridge Creek, Stony Point, the expansion and renovation at Twelve Oaks, and our Oyster Bay Project, as well as other development activities and other capital items. A tabular presentation of 2006 capital spending is shown in “Capital Spending”. During 2004, $58.5 million, net of cash transferred in, was used to purchase an additional interest in International Plaza, and $3.3 million was used to acquire an additional interest in Beverly. Contributions to Unconsolidated Joint Ventures of $25.3 million in 2006 were made primarily to purchase land that Sunvalley is located on and to fund the expansion at Waterside (see “Capital Spending - Existing Centers”), while $30.4 million of contributions in 2005 were made primarily for the purchase of anchor spaces at Stamford Town Center and Cherry Creek, the initial contribution to The Pier (see "Capital Spending - New Centers"), and to fund construction at Waterside, while $72.3 million of contributions in 2004 were made primarily to fund the repayment of debt at Stamford and Woodland.

Sources of cash used in funding these investing activities, other than cash flows from operating activities, included distributions from Unconsolidated Joint Ventures, as well as the transactions described under Financing Activities. Distributions in excess of earnings from Unconsolidated Joint Ventures provided $57.6 million in 2006, which included $39.5 million of proceeds from the Waterside financing. Distributions in excess of earnings from Unconsolidated Joint Ventures provided $17.1 million and $20.2 million in 2005 and 2004, respectively, and included amounts for Cherry Creek which was consolidated in 2006 and Woodland which was sold in 2005. Net proceeds from sales of peripheral land were $5.4 million, $6.1 million and $11.5 million in 2006, 2005, and 2004, respectively. The timing of land sales is variable and proceeds from land sales can vary significantly from period to period. During 2005, $76.4 million of escrowed cash was received in connection with the sale of Woodland and used in 2006 for the purchase of replacement property. In addition a $9.0 million note received in connection with the sale of Woodland was collected during the first quarter of 2006.

Financing Activities

Net cash used in financing activities was $231.6 million in 2006, compared to $41.0 million of cash provided in 2005, and $106.8 million of cash used in 2004.

Net cash used in or provided by financing activities was primarily impacted by cash requirements of the investing activities described in the preceding section. Proceeds from the issuance of debt, net of payments and issuance costs, were $51.6 million in 2006, compared to $157.4 million in 2005 and $236.5 million in 2004. In 2006 we used the proceeds from the issuance of the $113 million Series I Preferred Stock to redeem the remaining outstanding Series A Preferred Stock. The Series I Preferred Stock was then redeemed using available cash. In 2005 we used $87 million in proceeds from the issuance of Series H Preferred Stock to redeem a portion of Series A Preferred Stock. In 2004, issuance of Series F Preferred Equity contributed $30 million and we used proceeds from the issuance of the $100 million Series G Preferred Stock to redeem all of the outstanding Series C and D Cumulative Redeemable Preferred Equity. Equity issuance costs were $0.6 million, $3.2 million, and $4.1 million in 2006, 2005, and 2004, respectively. Issuance of stock and partnership units related to the exercise of employee options contributed $6.7 million in 2005 and $10.4 million in 2004. The third party owner of Partridge Creek contributed $9.0 million in 2006 to fund the project (see “Contractual Obligations - The Mall at Partridge Creek Contractual Obligations” regarding the ownership structure of this project). Repurchases of common stock totaled $50.2 million in 2004. Total dividends and distributions paid were $178.6 million, $119.9 million, and $115.8 million in 2006, 2005, and 2004, respectively. Distributions to minority interests in 2006 include $45.3 million of excess proceeds from the refinancing of Cherry Creek.

Beneficial Interest in Debt

At December 31, 2006, the Operating Partnership's debt and its beneficial interest in the debt of its Consolidated and Unconsolidated Joint Ventures totaled $2,585.3 million, with an average interest rate of 5.69% excluding amortization of debt issuance costs and the effects of interest rate hedging instruments. These costs are reported as interest expense in the results of operations. Interest expense for the year ended December 31, 2006 includes $0.6 million of non-cash amortization relating to acquisitions, or 0.02% of the average all-in rate. Included in beneficial interest in debt is debt used to fund development and expansion costs. Beneficial interest in construction work in progress totaled $241.0 million as of December 31, 2006, which includes $227.1 million of assets on which interest is being capitalized. Beneficial interest in capitalized interest was $9.8 million for 2006. The following table presents information about our beneficial interest in debt as of December 31, 2006:

	Amount		Interest Rate Including Spread
	(in millions of dollars)
Fixed rate debt	2,478.5		5.66%	(1)

Floating rate debt -
Floating month to month	106.8	(2)	6.22	(1)

Total beneficial interest in debt	2,585.3		5.69	(1)

Amortization of financing costs (3)			0.17%
Average all-in rate			5.86%

(1)	Represents weighted average interest rate before amortization of financing costs.
(2)	$15 million of floating rate debt is swapped at 5.95% from January 2, 2007 to November 1, 2012.
(3)	Financing costs include financing fees, interest rate cap premiums, and losses on settlement of derivatives used to hedge the refinancing of certain fixed rate debt.
(4)	Amounts in table may not add due to rounding.

In 2006, we entered into three forward starting swaps for $150 million to partially hedge interest rate risk associated with the planned refinancing of International Plaza in January 2008. The weighted average forward swap rate for these three swaps is 5.33%, excluding the credit spread.

Sensitivity Analysis

We have exposure to interest rate risk on our debt obligations and interest rate instruments. We use derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. We routinely use cap, swap, and treasury lock agreements to meet these objectives. Based on the Operating Partnership's beneficial interest in floating rate debt in effect at December 31, 2006, a one percent increase or decrease in interest rates on this floating rate debt would decrease or increase cash flows by approximately $0.9 million and, due to the effect of capitalized interest, annual earnings by approximately $0.8 million. Based on our consolidated debt and interest rates in effect at December 31, 2006, a one percent increase in interest rates would decrease the fair value of debt by approximately $126.2 million, while a one percent decrease in interest rates would increase the fair value of debt by approximately $134.9 million.

Contractual Obligations

In conducting our business, we enter into various contractual obligations, including those for debt, capital leases for property improvements, operating leases for land and office space, purchase obligations (primarily for construction), and other long-term commitments. Detail of these obligations as of December 31, 2006 for our consolidated businesses, including expected settlement periods, is contained below:

	Payments due by period
	Total	Less than 1year (2007)	1-3 years (2008-2009)	3-5 years (2010-2011)	More than 5years (2012+)
	(in millions of dollars)

Debt(1)	2,319.5	16.6	271.2	246.7	1,785.1
Interest payments	923.9	129.7	237.9	215.2	341.0
Capital lease obligations	8.1	3.9	4.3
Operating leases	369.7	8.1	15.9	14.7	331.0
Purchase obligations:
Planned capital spending (2)	201.9	201.9
Other purchase obligations (3)	7.8	2.4	2.9	1.3	1.2
Other long-term liabilities (4)	81.9	8.9	4.6	1.9	66.5
Total	3,912.8	371.5	536.8	479.8	2,524.8

(1)
The settlement periods for debt do not consider extension options. Amounts relating to interest on floating rate debt are calculated based on the debt balances and interest rates as of December 31, 2006.

(2)	As of December 31, 2006, we were contractually committed for $90.9 million of this planned spending. See “Planned Capital Spending” for detail regarding planned spending.
(3)	Excludes purchase agreements with cancellation provisions of 90 days or less.
(4)	Other long-term liabilities consist of various accrued liabilities, most significantly assessment bond obligations and long-term incentive compensation.
(5)	Amounts in this table may not add due to rounding.

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

Funding for the project is provided by the following sources. We provide approximately 45% of the project funding under a junior subordinated financing. The owner has provided $9 million in equity. Funding for the remaining project costs is being provided by the owner’s third-party construction loan, which has a balance of $22.0 million as of December 31, 2006 (see “Debt Transactions”).

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

Payments of principal and interest on the loans in the following table are guaranteed by the Operating Partnership as of December 31, 2006.

Center	Loan balance as of 12/31/06	TRG's beneficial interest in loan balance as of 12/31/06	Amount of loan balance guaranteed by TRG as of 12/31/06	% of loan balance guaranteed by TRG	% of interest guaranteed by TRG
	(in millions of dollars)
Dolphin Mall	5.0	5.0	5.0	100%	100%
Fairlane Town Center	55.0	55.0	55.0	100%	100%
The Mall at Millenia	0.3	0.2	0.2	50%	50%
Twelve Oaks Mall	-	-	-	100%	100%

In 2006, the $350 million revolver was amended by the Operating Partnership. Under the revised terms, borrowings under the line of credit are primary obligations of the entities owning Dolphin, Fairlane, and Twelve Oaks, which are the collateral for the line of credit. The Operating Partnership and the entities owning Fairlane and Twelve Oaks are guarantors under the credit agreement.

In addition, we have guaranteed certain obligations of Partridge Creek (see “Contractual Obligations”) and the payment of $3.7 million related to the remaining development costs and certain tenant allowances for Northlake.

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

We account for the cash tender agreement between us and Mr. Taubman as a freestanding written put option. As the option put price is defined by the current price of our stock at the time of tender, the fair value of the written option defined by the cash tender agreement is considered to be zero.

Based on a market value at December 31, 2006 of $50.86 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $1.3 billion. The purchase of these interests at December 31, 2006 would have resulted in our owning an additional 31% interest in the Operating Partnership.

Capital Spending

Capital spending for routine maintenance of the shopping centers is generally recovered from tenants. Capital spending during 2006, excluding acquisitions, is summarized in the following table:

	2006 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions of dollars)
New Development Projects:
Pre-construction development activities (2)	25.6	25.6
New centers (3)	41.4	41.4

Existing Centers:
Renovation projects with incremental GLA and/or anchor replacement (4)	38.8	38.8	33.2	9.9
Renovations with no incremental GLA effect and other	9.0	8.7	4.9	2.4
Mall tenant allowances (5)	14.6	14.1	5.1	2.5
Asset replacement costs reimbursable by tenants	14.0	12.9	5.3	3.0

Corporate office improvements and equipment	8.6	8.6

Additions to properties	151.9	150.0	48.5	17.9

(1)	Costs are net of intercompany profits and are computed on an accrual basis.
(2)	Primarily includes project costs of Oyster Bay.
(3)	Includes costs related to Partridge Creek.
(4)	Includes costs related to the renovation of the former Filene's space at Stamford Town Center, the expansion at Twelve Oaks, and the expansion and renovation of Waterside.
(5)	Excludes initial lease-up costs.
(6)	Amounts in this table may not add due to rounding.

The following table presents a reconciliation of the Consolidated Businesses’ capital spending shown above (on an accrual basis) to cash additions (on a cash basis) to properties as presented in our Consolidated Statement of Cash Flows for the year ended December 31, 2006:

(in millions of dollars)
Consolidated Businesses’ capital spending	151.9
Differences between cash and accrual basis	26.4
Additions to properties	178.3

Capital spending during 2005, excluding acquisitions, is summarized in the following table:

	2005 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions of dollars)
New Development Projects:
Pre-construction development activities (2)	31.8	31.8
New centers (3)	106.3	106.3

Existing Centers:
Renovation projects with incremental GLA and/or anchor replacement (4)	2.6	2.6	49.4	19.7
Renovations with no incremental GLA effect and other	4.2	4.1	3.1	1.6
Mall tenant allowances (5)	13.2	12.2	5.6	2.9
Asset replacement costs reimbursable by tenants	9.8	9.2	8.0	4.6

Corporate office improvements and equipment	5.2	5.2

Additions to properties	173.1	171.5	66.1	28.8

(1)	Costs are net of intercompany profits and are computed on an accrual basis.
(2)	Primarily includes project costs of Oyster Bay.
(3)	Primarily includes costs related to Northlake and Partridge Creek.
(4)	Includes costs related to the acquisition of the former Filene's space at Stamford Town Center, the former Lord & Taylor space at Cherry Creek, and the expansion and renovation of Waterside.
(5)	Excludes initial lease-up costs.
(6)	Amounts in this table may not add due to rounding.

The Operating Partnership's share of mall tenant allowances per square foot leased, committed under contracts during the year, excluding expansion space and new developments, was $19.05 in 2006 and $19.84 in 2005. In addition, the Operating Partnership's share of capitalized leasing and tenant coordination costs excluding new developments, was $6.6 million in both 2006 and 2005, or $5.64 and $6.09, in 2006 and 2005, respectively, per square foot leased.

Planned Capital Spending

New Centers

Partridge Creek, a 640,000 square foot center, is under construction in Clinton Township, Michigan. The center will be anchored by Nordstrom, Parisian, and MJR Theatres, and is scheduled to open on October 18, 2007, with Nordstrom opening in spring 2008. Our investment in this center will be approximately $155 million and we are expecting a stabilized return of 9.5%.

The Pier, located in Atlantic City, New Jersey and developed by Gordon Group Holdings LLC (Gordon), began opening in phases in June 2006. In January 2005, we contributed $4 million as a first payment to acquire a 30% interest in the center. We are in final negotiations to increase our ownership of The Pier from 30% to 50%. Our original agreement with Gordon specified we would purchase the 30% interest at a 7% capitalization rate based on The Pier’s 2007 net operating income (NOI). We have now negotiated that the entire 50% interest will be purchased at a 7% capitalization rate based on The Pier’s 2008 NOI. Given the phased openings at the center, we do not expect a full run rate before 2008. Therefore, the asset is not likely to contribute significantly to our earnings and FFO in 2007. We expect to close on our agreement with Gordon in the first quarter of 2007 when we also expect to close on a refinancing for The Pier, which will pay off the $86 million balance on the existing floating rate loan. We assumed full management and leasing of The Pier in January 2007. The Pier is accounted for under the equity method.

We are negotiating agreements regarding City Creek Center, a mixed-use project in Salt Lake City, Utah. Demolition of the existing structures began in November 2006 and the project is expected to open in 2011. The retail component of the project will include approximately 300,000 square feet of tenant GLA and three department stores, including Dillard’s, Macy’s, and Nordstrom. We have been a consultant throughout the planning process for this project and will develop, manage, lease, and own the retail space. We are currently in the final stages of refining the agreements that will govern our investment in the retail portion. When complete, we will provide the anticipated costs and returns.

A new 1.2 million square foot retail and entertainment complex in New Songdo City, Incheon, South Korea is scheduled to open in early 2010, with construction beginning in 2007. We have negotiated the opportunity to invest in a portion of the broader project, which will include not only retail, but also office, hotel, and residential uses. We anticipate finalizing our decision on this investment in 2007.

In January 2007, we announced our involvement in the retail component of Macao Studio City on the Cotai Strip in Macao. Taubman Asia has signed a term sheet to acquire a minority position in the retail component of the project and will provide development, leasing, and management services, subject to definitive agreements to be completed in the first half of 2007.

In October 2006, we announced that we are seeking a final decision in the Supreme Court of the State of New York (Suffolk County) on our land use plan for our Oyster Bay project in Syosset, Long Island, New York. Although the timing is uncertain, we believe it is likely the court ruling will occur in the next two to three months. We believe we will be successful in this litigation and we will ultimately build the mall. Depending on the timing of the construction and opening of the mall, which will be anchored by Neiman Marcus, Nordstrom, and Barneys New York, we anticipate spending as much as $500 million on this project. Assuming $500 million of cost we expect a minimum return of 7%. We expect success with the litigation, but if we are ultimately unsuccessful it is anticipated that the recovery on this asset would be significantly less than our current investment. Our cost in this project as of December 31, 2006 was $128.2 million. With capitalized interest, storage costs and ongoing expenses we expect our investment to increase $4 million to $5 million each quarter.

Existing Centers

Construction has been completed on an expansion and renovation of tenant space at Waterside at a cost of approximately $52 million. We expect a return of approximately 11% on our $13 million share of project costs. In addition, Nordstrom will join the center as an anchor in fall 2008 and an expansion of the current anchor, Saks Fifth Avenue, will be completed in late 2007 with a full renovation of the store expected to be completed by summer 2008.

At Twelve Oaks, construction is underway on an addition of a 165,000 square foot Nordstrom. In addition, the project includes a 60,000 square foot expansion and renovation of Macy’s (previously Marshall Fields), and approximately 97,000 square feet of additional new store space. A grand opening is planned for September 28, 2007. We expect a return of approximately 10% on our estimated cost of $63 million.

Construction is underway on a lifestyle component addition to Stamford Town Center, on the site once occupied by Filene's department store. The project, which is 100% leased, will consist of a mix of signature retail and restaurant offerings, creating significantly greater visibility to the city and much-needed pedestrian access to the center. We expect a 7.5% to 8% return on the $51 million project, which is expected to open in November 2007.

The following table summarizes planned capital spending for 2007, excluding The Pier, as well as costs related to City Creek Center, Asia projects, and other projects or expansions for which budgets have not yet been approved by the Board of Directors:

	2007 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions of dollars)
New development projects(2)	120.1	120.1
Existing centers(3)	80.8	77.8	55.1	28.7
Corporate office improvements and equipment	1.0	1.0
Total	201.9	198.9	55.1	28.7

(1)	Costs are net of intercompany profits.
(2)	Primarily includes costs related to Partridge Creek and Oyster Bay.
(3)	Primarily includes costs related to the expansion and renovation of Twelve Oaks and Stamford Town Center.
(4)	Amounts in this table may not add due to rounding.

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

On December 7, 2006, we declared a quarterly dividend of $0.375 per common share that was paid on January 19, 2007 to shareowners of record on December 29, 2006. We declared a quarterly dividend of $0.50 per share on our 8% Series G Preferred Stock, paid December 29, 2006 to shareowners of record on December 19, 2006. We also declared a quarterly dividend of $0.4765625 per share on our 7.625% Series H Preferred Stock, paid on December 29, 2006 to shareholders of record on December 19, 2006.

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

Report of the Independent Registered Public Accounting Firm

The report issued by the Company’s independent registered public accounting firm, KPMG LLP, accompanies the Company’s financial statements included in Item 15 of this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the Company’s fourth quarter 2006 evaluation of such internal control that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION.

Not applicable.

PART III*

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “Proposal 1-Election of Directors—Directors and Executive Officers,” “Proposal 1-Election of Directors—The Board of Directors and Committees,” "Proposal 1-Election of Directors—Corporate Governance,” and “Additional Information—Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. EXECUTIVE COMPENSATION.

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions "Proposal 1-Election of Directors—Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Executive Compensation Tables.”

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2006:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders: (1) (2)
Incentive Option Plan	1,115,376	$32.55		1,114,611
The Taubman Company 2005 Long-Term Incentive Plan	261,685		(3)	1,235,061
	1,377,061	$32.55		2,349,672
Equity compensation plan not approved by security holders: (4)
Non-Employee Directors’ Deferred Compensation Plan	7,981		(5)		(6)
	1,385,042	$32.55		2,349,672

(1)
Consists of TRG's 1992 Incentive Option Plan, as amended, and The Taubman Company 2005 Long-Term Incentive Plan. Under the 1992 Incentive Option Plan, employees receive Units of Partnership Interest in TRG upon the exercise of their vested options, and each Unit can be converted into one share of Common Stock under the Continuing Offer. Under The Taubman Company 2005 Long-Term Incentive Plan, employees receive restricted stock units, which represent the right to one share of Common Stock upon vesting. The Taubman Centers, Inc. Non-Employee Directors' Stock Grant Plan was also approved by security holders, but is not included in the table above because issuances under such plan consist of stock grants with no exercise price and such plan does not have a limit on the aggregate number of shares that can be issued thereunder. Under the Taubman Centers, Inc. Non-Employee Directors' Stock Grant Plan, non-employee directors received grants of Common Stock on a quarterly basis having a value of $3,750 in 2006 and will receive in 2007 grants of Common Stock on a quarterly basis having a value of $12,500.

(2)	No options were exercised or granted between January 1, 2007 and February 26, 2007. In addition, no restricted stock units were granted between January 1, 2007 and February 26, 2007.
(3)	Excludes restricted stock units issued under The Taubman Company 2005 Long-Term Incentive Plan because they are converted into Common Stock on a one-for-one basis at no additional cost.
(4)
Consists of the Company's Non-Employee Directors' Deferred Compensation Plan, which was approved by the Board in May 2005. The Deferred Compensation Plan gives each non-employee director of the Company the right to defer the receipt of all or a portion of his or her annual director retainer until the termination of such director's service on the Board and for such deferred compensation to be denominated in restricted stock units. The number of restricted stock units received equals the deferred retainer fee divided by the fair market value of the common stock on the business day immediately before the date the director would otherwise have been entitled to receive the retainer fee. The restricted stock units represent the right to receive equivalent shares of Common Stock at the end of the deferral period. During the deferral period, when the Company pays cash dividends on the Common Stock, the directors' deferral accounts are credited with dividend equivalents on their deferred restricted stock units, payable in additional restricted stock units based on the then-fair market value of the Common Stock. Each Director's account is 100% vested at all times.

(5)	The restricted stock units are excluded because they are converted into Common Stock on a one-for-one basis at no additional cost.
(6)	The number of securities available for future issuance is unlimited and will reflect whether non-employee directors elect to defer all or a portion of their annual retainers.

Additional information required by this item is hereby incorporated by reference to the table and related footnotes appearing in the Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Related Person Transactions,” and "Proposal 1-Election of Directors—The Board of Directors and Committees.”

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Audit Committee Disclosure,” and “Report of the Audit Committee.”

* The Compensation Committee Report on Executive Compensation and the Audit Committee Report appearing in the Proxy Statement are not incorporated by reference in this Annual Report on Form 10-K or in any other report, registration statement, or prospectus of the Registrant.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

15(a)(1)	The following financial statements of Taubman Centers, Inc. and the Reports of Independent Registered Public Accounting Firm thereon are filed with this report:

15(a)(2)	The following is a list of the financial statement schedules required by Item 15(d):

TAUBMAN CENTERS, INC.
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2006, 2005, and 2004	F-34
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2006	F-35

15(a)(3)

3(a)	--
Restated By-Laws of Taubman Centers, Inc. (incorporated herein by reference to Exhibit 3 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (“2005 Second Quarter Form 10-Q”)).

3(b)	--
Restated Articles of Incorporation of Taubman Centers, Inc. (incorporated herein by reference to Exhibit 3 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

4(a)	--
Loan Agreement dated as of January 15, 2004 among La Cienega Associates, as Borrower, Column Financial, Inc., as Lender (incorporated herein by reference to Exhibit 4 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 ("2004 First Quarter Form 10-Q"))

4(b)	--
Assignment of Leases and Rents, La Cienega Associates, Assignor, and Column Financial, Inc., Assignee, dated as of January 15, 2004 (incorporated herein by reference to Exhibit 4 filed with the 2004 First Quarter Form 10-Q).

4(c)	--
Leasehold Deed of Trust, with Assignment of Leases and Rents, Fixture Filing, and Security Agreement, dated as of January 15, 2004, from La Cienega Associates, Borrower, to Commonwealth Land Title Company, Trustee, for the benefit of Column Financial, Inc., Lender (incorporated herein by reference to Exhibit 4 filed with the 2004 First Quarter Form 10-Q).

4(d)	--
Amended and Restated Promissory Note A-1, dated December 14, 2005, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated December 16, 2005).

4(e)	--
Amended and Restated Promissory Note A-2, dated December 14, 2005, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K dated December 16, 2005).

4(f)	--
Amended and Restated Promissory Note A-3, dated December 14, 2005, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K dated December 16, 2005).

4(g)	--
Amended and Restated Mortgage, Security Agreement and Fixture Filings, dated December 14, 2005 by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company (incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K dated December 16, 2005).

4(h)	--
Amended and Restated Assignment of Leases, dated December 14, 2005, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company (incorporated by reference to Exhibit 4.5 of the Registrant’s Current Report on Form 8-K dated December 16, 2005).

4(i)	--
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

4(j)	--
Second Amended and Restated Mortgage, Assignment of Leases and Rents and Security Agreement, dated as of August 9, 2006, by and between Dolphin Mall Associates Limited Partnership and Eurohypo AG, New York Branch, as Administrative Agent (incorporated herein by reference to Exhibit 4.5 filed with the Registrant’s Current Report on Form 8-K dated August 9, 2006).

4(k)	--
Amended and Restated Mortgage, dated as of August 9, 2006, by and between Fairlane Town Center LLC and Eurohypo AG, New York Branch, as Administrative Agent (incorporated herein by reference to Exhibit 4.3 filed with the Registrant’s Current Report on Form 8-K dated August 9, 2006).

4(l)	--
Amended and Restated Mortgage, dated as of August 9, 2006, by and between Twelve Oaks Mall, LLC and Eurohypo AG, New York Branch, as Administrative Agent (incorporated herein by reference to Exhibit 4.4 filed with the Registrant’s Current Report on Form 8-K dated August 9, 2006).

4(m)	--
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

*10(c)	--
Second Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated Effective as of September 30, 1997 (incorporated herein by reference to Exhibit 10(c) filed with the 2004 Form 10-K).

*10(d)	--
Third Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated Effective as of September 30, 1997 (incorporated herein by reference to Exhibit 10(d) filed with the 2004 Form 10-K).

*10(e)	--	The Form of The Taubman Realty Group Limited Partnership 1992 Incentive Option Plan Option Agreement (incorporated herein by reference to Exhibit 10(e) filed with the 2004 Form 10-K).

10(f)	--	Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager (incorporated herein by reference to Exhibit 10(f) filed with the 1992 Form 10-K).

10(g)	--
Amended and Restated Cash Tender Agreement among Taubman Centers, Inc., The Taubman Realty Group Limited Partnership, and A. Alfred Taubman, A. Alfred Taubman, acting not individually but as Trustee of the A. Alfred Taubman Restated Revocable Trust, and TRA Partners, (incorporated herein by reference to Exhibit 10 (a) filed with the 2000 Second Quarter Form 10-Q).

*10(h)	--	Supplemental Retirement Savings Plan (incorporated herein by reference to Exhibit 10(i) filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

*10(i)	--	The Taubman Company Long-Term Compensation Plan (as amended and restated effective January 1, 2000) (incorporated herein by reference to Exhibit 10 (c) filed with the 2000 Second Quarter Form 10-Q).

*10(j)	--
First Amendment to the Taubman Company Long-Term Compensation Plan (as amended and restated effective January 1, 2000) (incorporated herein by reference to Exhibit 10(m) filed with the 2004 Form 10-K).

*10(k)	--	Second Amendment to the Taubman Company Long-Term Performance Compensation Plan (as amended and restated effective January 1, 2000).

*10(l)	--	The Taubman Company 2005 Long-Term Incentive Plan (incorporated herein by reference to the Form DEF14A filed with the Securities and Exchange Commission on April 5, 2005).

*10(m)	--
Employment Agreement between The Taubman Company Limited Partnership and Lisa A. Payne (incorporated herein by reference to Exhibit 10 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

*10(n)	--
Change of Control Agreement, dated July 17, 2006, by and among the Company, Taubman Realty Group Limited Partnership, and Lisa A. Payne (incorporated herein by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K dated July 17, 2006).

*10(o)	--	Form of Change of Control Agreement (incorporated herein by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K dated July 17, 2006).

10(p)	--	Second Amended and Restated Continuing Offer, dated as of May 16, 2000. (incorporated herein by reference to Exhibit 10 (b) filed with the 2000 Second Quarter Form 10-Q).

10(q)	--
The Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership dated September 30, 1998 (incorporated herein by reference to Exhibit 10 filed with the Registrant’s Quarterly Report on Form 10-Q dated September 30, 1998).

10(r)	--
Annex II to Second Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership. (incorporated herein by reference to Exhibit 10(p) filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (“1999 Form 10-K”)).

10(s)	--
Annex III to The Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership, dated as of May 27, 2004 (incorporated by reference to Exhibit 10(c) filed with the 2004 Second Quarter Form 10-Q).

10(t)	--
First Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership dated September 30, 1998 (incorporated herein by reference to Exhibit 10(b) filed with the Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2002 (“2002 Second Quarter Form 10-Q/A”)).

10(u)	--
Second Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership effective as of September 3, 1999 (incorporated herein by reference to Exhibit 10(a) filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (“1999 Third Quarter Form 10-Q”)).

10(v)	--
Third Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership, dated May 2, 2003 (incorporated herein by reference to Exhibit 10(a) filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (“2003 Second Quarter Form 10-Q”)).

10(w)	--
Fourth Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership, dated December 31, 2003 (incorporated herein by reference to Exhibit 10(x) filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10(x)	--
Fifth Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership, dated February 1, 2005 (incorporated herein by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on February 7, 2005).

10(y)	--
Sixth Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership, dated March 29, 2006 (incorporated herein by reference to Exhibit 10 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

10(z)	--
Amended and Restated Shareholders' Agreement dated as of October 30, 2001 among Taub-Co Management, Inc., The Taubman Realty Group Limited Partnership, The A. Alfred Taubman Restated Revocable Trust, and Taub-Co Holdings LLC (incorporated herein by reference to Exhibit 10(q) filed with the 2001 Form 10-K).

*10(aa)	--	The Taubman Realty Group Limited Partnership and The Taubman Company LLC Election and Option Deferral Agreement (incorporated herein by reference to Exhibit 10(r) filed with the 2001 Form 10-K).

10(ab)	--	Operating Agreement of Taubman Land Associates, a Delaware Limited Liability Company, dated October 20, 2006.

10(ac)	--
Amended and Restated Agreement of Partnership of Sunvalley Associates, a California general partnership (incorporated herein by reference to Exhibit 10(a) filed with the 2002 Second Quarter Form 10-Q/A).

*10(ad)	--
Summary of Compensation for the Board of Directors of Taubman Centers, Inc. (incorporated herein by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K dated December 7, 2004).

*10(ae)	--	Summary of Compensation for the Board of Directors of Taubman Centers, Inc.

*10(af)	--	The Form of The Taubman Company Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10 of the Registrant’s Current Report on Form 8-K dated May 18, 2005).

*10(ag)	--	The Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan (incorporated by reference to Exhibit 10 of the Registrant’s Current Report on Form 8-K dated May 18, 2005).

*10(ah)	--	The Form of The Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan (incorporated by reference to Exhibit 10 of the Registrant’s Current Report on Form 8-K dated May 18, 2005).

12	--	Statement Re: Computation of Taubman Centers, Inc. Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

21	--	Subsidiaries of Taubman Centers, Inc.

24	--	Powers of Attorney.

31(a)	--	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	--	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	--	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	--	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(a)	--	Debt Maturity Schedule.

99(b)	--	Real Estate and Accumulated Depreciation Schedule of the Unconsolidated Joint Ventures of The Taubman Realty Group Limited Partnership.

*	A management contract or compensatory plan or arrangement required to be filed.

15(b)	The list of exhibits filed with this report is set forth in response to Item 15(a)(3). The required exhibit index has been filed with the exhibits.

15(c)	The financial statement schedules of the Company listed at Item 15(a)(2) are filed pursuant to this Item 15(c).

TAUBMAN CENTERS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements and consolidated financial statement schedules are included in Item 8 of this Annual Report on Form 10-K:

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

The management of Taubman Centers, Inc. is required to assess the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. Management bases this assessment of the effectiveness of its internal control on recognized control criteria, the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has completed its assessment as of December 31, 2006.

Based on its assessment, management believes that Taubman Centers, Inc. maintained effective internal control over financial reporting as of December 31, 2006. The independent registered public accounting firm, KPMG LLP, that audited the 2006 financial statements included in this annual report have issued an attestation report on management’s assessment of the Company’s system of internal controls over financial reporting, also included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareowners
Taubman Centers, Inc.:

We have audited the accompanying consolidated balance sheets of Taubman Centers, Inc. (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareowners’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules listed in the Index at Item 15 (a) (2). These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of quantifying errors in 2006 pursuant to Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” Also, as discussed in Note 1 to the consolidated financial statements, the Company began consolidating as of January 1, 2006, the entity that owns Cherry Creek Shopping Center, pursuant to the transition methodology provided in Emerging Issues Task Force Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership of Similar Entity When the Limited Partners Have Certain Rights.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP
Chicago, Illinois
February 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareowners
Taubman Centers, Inc.:

We have audited management's assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Taubman Centers, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareowners’ equity, and cash flows, and related financial statement schedules for each of the years in the three-year period ended December 31, 2006, and our report dated February 26, 2007 expressed an unqualified opinion on those consolidated financial statements and related financial statement schedules.

KPMG LLP
Chicago, Illinois
February 26, 2007

TAUBMAN CENTERS, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	December 31
	2006	2005
Assets:
Properties (Notes 7 and 11)	$3,398,122	$3,081,324
Accumulated depreciation and amortization (Note 7)	(821,384)	(651,665)
	$2,576,738	$2,429,659
Investment in Unconsolidated Joint Ventures (Note 8)	86,493	106,117
Cash and cash equivalents	26,282	163,577
Accounts and notes receivable, less allowance for doubtful accounts of $7,581 and $5,497 in 2006 and 2005 (Note 9)	36,650	41,717
Accounts and notes receivable from related parties (Note 14)	2,444	2,400
Deferred charges and other assets (Note 10)	98,015	54,110
	$2,826,622	$2,797,580
Liabilities:
Notes payable (Note 11)	$2,319,538	$2,089,948
Accounts payable and accrued liabilities	247,432	235,410
Dividends and distributions payable	19,849	15,819
Distributions in excess of investments in and net income of Unconsolidated
Joint Ventures (Note 8)	101,944	101,028
	$2,688,763	$2,442,205
Commitments and contingencies (Notes 2, 7,11, 13, 15, and 17)

Preferred Equity of TRG (Note 16)	$29,217	$29,217

Partners' Equity of TRG allocable to minority partners (Note 1)

Shareowners' Equity (Note 16):
Series A Cumulative Redeemable Preferred Stock, $0.01 par value, 8,000,000 shares authorized, $113 million liquidation preference, 4,520,000 shares issued and outstanding at December 31, 2005. No shares outstanding or authorized at December 31, 2006		$45
Series B Non-Participating Convertible Preferred Stock, $0.001 par and liquidation value, 40,000,000 shares authorized, 28,113,897 and 29,175,240 shares issued and outstanding at December 31, 2006 and 2005	$28	29
Series G Cumulative Redeemable Preferred Stock, 4,000,000 shares authorized, no par, $100 million liquidation preference, 4,000,000 shares issued and outstanding at December 31, 2006 and 2005
Series H Cumulative Redeemable Preferred Stock, 3,480,000 shares authorized, no par, $87 million liquidation preference, 3,480,000 shares issued and outstanding at December 31, 2006 and 2005
Common Stock, $0.01 par value, 250,000,000 shares authorized, 52,931,594 and 51,866,184 shares issued and outstanding at December 31, 2006 and 2005	529	519
Additional paid-in capital	635,304	739,090
Accumulated other comprehensive income (loss) (Note 12)	(9,560)	(9,051)
Dividends in excess of net income	(517,659)	(404,474)
	$108,642	$326,158
	$2,826,622	$2,797,580

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except share data)

	Year Ended December 31
	2006	2005	2004

Revenues:
Minimum rents	$311,187	$262,106	$235,114
Percentage rents	14,700	9,835	6,288
Expense recoveries	206,190	164,614	150,699
Management, leasing, and development services	11,777	13,818	21,333
Other	35,430	29,032	23,381
	$579,284	$479,405	$436,815
Expenses:
Maintenance, taxes, and utilities	$152,885	$126,395	$118,442
Other operating	71,643	57,678	51,462
Restructuring loss (Note 4)			5,662
Costs related to unsolicited tender offer, net of recoveries (Note 3)			(1,044)
Management, leasing, and development services (Note 4)	5,730	9,072	17,533
General and administrative	30,290	27,746	26,617
Interest expense (Note 11)	128,643	121,612	95,934
Depreciation and amortization	137,957	128,377	110,180
	$527,148	$470,880	$424,786
Gains on land sales and interest income	$9,460	$6,457	$7,871

Income before equity in income of Unconsolidated Joint Ventures, gain on disposition of interest in center, discontinued operations, and minority and preferred interests	$61,596	$14,982	$19,900
Equity in income of Unconsolidated Joint Ventures (Note 8)	33,544	42,450	40,070
Income before gain on disposition of interest in center, discontinued operations, and minority and preferred interests	$95,140	$57,432	$59,970
Gain on disposition of interest in center (Note 2)		52,799
Discontinued operations (Note 2)			328
Income before minority and preferred interests	$95,140	$110,231	$60,298
Minority share of consolidated joint ventures	(10,693)	(167)	18
Minority interest in TRG:
Minority share of income of TRG	(22,816)	(40,403)	(14,913)
Distributions less than (in excess of) minority share of income	(14,054)	4,534	(20,781)
TRG Series C, D, and F preferred distributions (Note 16)	(2,460)	(2,460)	(12,244)
Net income	$45,117	$71,735	$12,378
Series A, G, H, and I preferred stock dividends (Note 16)	(23,723)	(27,622)	(17,444)
Net income (loss) allocable to common shareowners	$21,394	$44,113	$(5,066)

Basic earnings per common share (Note 18):
Income (loss) from continuing operations	$.41	$.87	$(.11)
Net income (loss)	$.41	$.87	$(.10)
Diluted earnings per common share (Note 18):
Income (loss) from continuing operations	$.40	$.87	$(.11)
Net income (loss)	$.40	$.87	$(.10)

Cash dividends declared per common share	$1.290	$1.160	$1.095

Weighted average number of common shares outstanding-basic	52,661,024	50,459,314	49,021,843

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid -In	Accumulated Other Comprehensive	Dividends in Excess of
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Net Income	Total

Balance, January 1, 2004	37,819,738	$110	49,936,786	$499	$664,362	$(12,593)	$(330,879)	$321,499

Issuance of stock pursuant to Continuing Offer (Notes 15 and 17)	(565,575)		1,256,620	12	7,716			7,728
Issuance of Series G Preferred Stock, net of issuance costs	4,000,000				96,729			96,729
Release of units (Note 16)					510			510
Purchases of stock (Note 16)			(2,447,781)	(24)	(50,154)			(50,178)
Partnership units issued (Note 16)	460,774				10,318			10,318
Cash dividends declared							(71,002)	(71,002)

Net income							12,378	12,378
Other comprehensive income:
Realized loss on interest rate instruments						(6,054)		(6,054)
Reduction of loss on interest rate instruments						5,999		5,999
Reclassification adjustment for amounts recognized in net income						1,261		1,261
Total comprehensive income								$13,584
Balance, December 31, 2004	41,714,937	$110	48,745,625	$487	$729,481	$(11,387)	$(389,503)	$329,188

Issuance of stock pursuant to Continuing Offer (Notes 15 and 17)	(1,932,134)	(1)	3,120,103	32	7			38
Issuance of Series B Preferred Stock (Note 16)	836,921
Issuance of Series H Preferred Stock, net of issuance costs	3,480,000				83,842			83,842
Redemption of Series A Preferred Stock	(3,480,000)	(35)			(83,850)			(83,885)
Release of units (Note 16)					500			500
Partnership units issued (Note 16)	555,516				6,663			6,663
Share-based compensation under employee and director benefit plans (Note 15)			456		2,447		82	2,529
Dividend equivalents (Note 15)							(165)	(165)
Cash dividends declared							(86,623)	(86,623)

Net income							71,735	71,735
Other comprehensive income:
Unrealized gain on interest rate instruments and other						894		894
Reclassification adjustment for amounts recognized in net income						1,442		1,442
Total comprehensive income								$74,071
Balance, December 31, 2005	41,175,240	$74	51,866,184	$519	$739,090	$(9,051)	$(404,474)	$326,158

Cumulative effect of adopting EITF 04-5 (Note 1)							(60,226)	(60,226)
Cumulative effect of adopting SAB 108 (Note 1)							(5,876)	(5,876)
Issuance of stock pursuant to Continuing Offer (Notes 15 and 17)	(1,061,343)	(1)	1,061,414	10	(9)
Issuance of Series I Preferred Stock, net of issuance costs	4,520,000				109,229			109,229
Redemption of Series A Preferred Stock	(4,520,000)	(45)			(108,910)			(108,955)
Redemption of Series I Preferred Stock	(4,520,000)				(109,229)			(109,229)
Share-based compensation under employee and director benefit plans (Note 15)			3,996		5,133			5,133
Dividend equivalents (Note 15)							(297)	(297)
Cash dividends declared							(91,903)	(91,903)

Net income							45,117	45,117
Other comprehensive income:
Unrealized loss on interest rate instruments and other						(1,900)		(1,900)
Reclassification adjustment for amounts recognized in net income						1,391		1,391
Total comprehensive income								$44,608
Balance, December 31, 2006	35,593,897	$28	52,931,594	$529	$635,304	$(9,560)	$(517,659)	$108,642

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Year Ended December 31
	2006	2005	2004

Cash Flows From Operating Activities:
Net income	$45,117	$71,735	$12,378
Adjustments to reconcile net income to net cash provided by operating activities:
Minority and preferred interests	50,023	38,496	47,920
Depreciation and amortization	137,957	128,377	110,180
Provision for losses on accounts receivable	5,110	2,512	4,103
Gains on sales of land	(4,084)	(4,833)	(6,758)
Gains on dispositions of interests in centers (Note 2)		(52,799)	(328)
Other	7,037	5,224	(1,754)
Increase (decrease) in cash attributable to changes in assets and liabilities:
Receivables, deferred charges, and other assets	(7,610)	(4,349)	(9,802)
Accounts payable and other liabilities	(10,070)	214	(20,404)
Net Cash Provided by Operating Activities	$223,480	$184,577	$135,535

Cash Flows From Investing Activities:
Additions to properties	$(178,304)	$(160,266)	$(141,323)
Net proceeds from dispositions of interests in centers (Note 2)	9,000	76,400
Proceeds from sales of land	5,423	6,082	11,539
Acquisition of interests in centers, net of cash transferred in (Note 2)			(61,774)
Contributions to Unconsolidated Joint Ventures	(25,251)	(30,350)	(72,257)
Distributions from Unconsolidated Joint Ventures in excess of income	57,583	17,073	20,180
Net Cash Used In Investing Activities	$(131,549)	$(91,061)	$(243,635)

Cash Flows From Financing Activities:
Debt proceeds	$585,584	$830,818	$819,527
Debt payments	(530,522)	(670,709)	(571,156)
Debt issuance costs	(3,475)	(2,756)	(11,902)
Redemption of preferred stock and repurchase of preferred equity in TRG	(226,000)	(87,000)	(100,000)
Issuance of preferred stock and equity in TRG	113,000	87,000	130,000
Equity issuance costs	(607)	(3,158)	(4,054)
Issuance of common stock and/or partnership units in connection with Incentive Option Plan (Notes 15 and 17)		6,701	10,372
Contribution from minority interest (Note 2)	9,000
Repurchase of common stock (Note 16)			(50,178)
Distributions to minority and preferred interests	(95,359)	(38,329)	(45,213)
Cash dividends to preferred shareowners	(19,071)	(24,507)	(17,444)
Cash dividends to common shareowners	(64,130)	(57,080)	(53,174)
Net Cash Provided By (Used In) Financing Activities	$(231,580)	$40,980	$106,778

Net Increase (Decrease) In Cash and Cash Equivalents	$(139,649)	$134,496	$(1,322)

Cash and Cash Equivalents at Beginning of Year	163,577	29,081	30,403

Effect of consolidating Cherry Creek Shopping Center (Note 1) (Cherry Creek Shopping Center's cash balance at beginning of year)	2,354

Cash and Cash Equivalents at End of Year	$26,282	$163,577	$29,081

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2006

Note 1 - Summary of Significant Accounting Policies

Organization and Basis of Presentation

General

Taubman Centers, Inc. (the Company or TCO), a real estate investment trust, or REIT, is the managing general partner of The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG). The Operating Partnership is an operating subsidiary that engages in the ownership, management, leasing, acquisition, development, and expansion of regional and super-regional retail shopping centers and interests therein. The Operating Partnership's owned portfolio as of December 31, 2006 included 22 urban and suburban shopping centers in ten states. One new center is under construction in Michigan.

In 2005, the Company formed Taubman Asia, which is the platform for its expansion into the Asia-Pacific region. Taubman Asia is headquartered in Hong Kong.

Consolidation

The consolidated financial statements of the Company include all accounts of the Company, the Operating Partnership, and its consolidated subsidiaries, including The Taubman Company LLC (the Manager). The Company consolidates the accounts of the owner of The Mall at Partridge Creek (Partridge Creek) (Note 2), which qualifies as a variable interest entity under FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (FIN 46R) for which the Operating Partnership is considered to be the primary beneficiary. All intercompany transactions have been eliminated.

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

With the issuance of EITF 04-5 and the amendment of SOP 78-9, the Company began consolidating, as of January 1, 2006, the entity that owns Cherry Creek Shopping Center (Cherry Creek), a 50% owned joint venture, pursuant to the transition methodology provided in EITF 04-5. The impact to the balance sheet was an increase in assets of approximately $136 million and liabilities of approximately $199 million, and a $63 million reduction of beginning equity representing the cumulative effects of changes in accounting principles related to Cherry Creek (see also “Adoption of Staff Accounting Bulletin No. 108”). The reduction in beginning equity was the result of the Company's venture partner's $52 million deficit capital account as of December 31, 2005 and the adoption of Staff Accounting Bulletin No. 108 (SAB 108), which increased the venture partner’s deficit capital account to $60 million. The venture partner’s deficit account was recorded at zero in the consolidated balance sheet as of January 1, 2006. The Company’s $3.5 million cumulative impact of adopting SAB 108 that is attributable to Cherry Creek is included in the total cumulative effect of adopting SAB 108 in the Company’s Consolidated Statement of Shareholders’ Equity.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Operating Partnership

At December 31, 2006, the Operating Partnership’s equity included three classes of preferred equity (Series F, G, and H) and the net equity of the partnership unitholders. Net income and distributions of the Operating Partnership are allocable first to the preferred equity interests, and the remaining amounts to the general and limited partners in the Operating Partnership in accordance with their percentage ownership. The Series G and Series H Preferred Equity are owned by the Company and are eliminated in consolidation. The Series F Preferred Equity is owned by an institutional investor. The Company's Series B Preferred Stock is currently held by partners in TRG other than the Company. The Series B Preferred Stock entitles its holders to one vote per share on all matters submitted to the Company’s shareholders and votes together with the common stock on all matters as a single class.

Because the net equity balance (accumulated distributions from operations in excess of net income) of the outside partners in certain of the Company’s consolidated joint ventures is less than zero, $(313) million as of December 31, 2006, the interest of these outside partners is presented as a zero balance in the consolidated balance sheet as of December 31, 2006 and December 31, 2005. The income allocated to these noncontrolling partners is equal to their share of operating distributions as long as the net equity of the partners is less than zero.

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

Revenue Recognition

Shopping center space is generally leased to tenants under short and intermediate term leases which are accounted for as operating leases. Minimum rents are recognized on the straight-line method. Percentage rent is accrued when lessees' specified sales targets have been met. Most expense recoveries, which include an administrative fee, are recognized as revenue in the period applicable costs are chargeable to tenants. Management, leasing, and development revenue is recognized as services are rendered, when fees due are determinable, and collectibility is reasonably assured. Fees for management, leasing, and development services are established under contracts and are generally based on negotiated rates, percentages of cash receipts, and/or actual costs incurred. Profits on real estate sales are recognized whenever (1) a sale is consummated, (2) the buyer has demonstrated an adequate commitment to pay for the property, (3) the Company’s receivable is not subject to future subordination, and (4) the Company has transferred to the buyer the risks and rewards of ownership. Other revenues, including fees paid by tenants to terminate their leases, are recognized when fees due are determinable, no further actions or services are required to be performed by the Company, and collectibility is reasonably assured. The Company records a provision for losses on accounts receivable to reduce them to the amount estimated to be collectible. Taxes assessed by government authorities on revenue-producing transactions, such as sales, use, and value-added taxes are primarily accounted for on a net basis on the Company’s income statement.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

Acquisition of Interests in Centers

The cost of acquiring an ownership interest or an additional ownership interest in a center is allocated to the tangible assets acquired (such as land and building) and to any identifiable intangible assets based on their estimated fair values at the date of acquisition. The fair value of the property is determined on an “as-if-vacant” basis. Management considers various factors in estimating the "as-if-vacant" value including an estimated lease up period, lost rents and carrying costs. The identifiable intangible assets would include the estimated value of “in place” leases, above and below market “in place” leases, and tenant relationships. The portion of the purchase price that management determines should be allocated to identifiable intangible assets is amortized over the estimated life of the associated intangible asset (for instance, the remaining life of the associated tenant lease).

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Share-Based Compensation Plans

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

Finite Life Entity

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. At December 31, 2006, the Company held controlling majority interests in consolidated entities with specified termination dates in 2080 and 2083. The minority owners’ interest in these entities are to be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entity. The estimated fair value of these minority interests were approximately $186.9 million at December 31, 2006, compared to a book value of $(45.5) million, which is classified as Deferred Charges and Other Assets in the Company’s consolidated balance sheet.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

No single retail company represents 10% or more of the Company's revenues. Although the Company operates a subsidiary headquartered in Hong Kong, there are not yet any material revenues from customers attributable to a country other than the United States of America.

Adoption of Staff Accounting Bulletin No. 108

In September 2006, the Securities and Exchange Commission published SAB No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” The interpretations in SAB 108 express the SEC’s staff’s views regarding the process of quantifying financial statement misstatements. The staff’s interpretations resulted from their awareness of a diversity in practice as to how the effect of prior year errors were considered in relation to current year financial statements. Through SAB 108, the staff communicated its belief that allowing prior year errors to remain unadjusted on the balance sheet is not in the best interest of the users of financial statements. SAB 108 became effective for the Company for the year ended December 31, 2006.

In adopting SAB 108, the Company changed its methods of evaluating financial statement misstatements from a “rollover” (income statement-oriented) approach to SAB 108’s “dual-method” (both an income statement and balance sheet-oriented) approach. In doing so, the Company identified three misstatements previously considered immaterial to all previous periods under the rollover method but material when evaluated together under the dual-method, as described below. These misstatements were corrected upon adoption of SAB 108.

Accounting for Cherry Creek Ground Rent Prior to 1999

Prior to 1999, Cherry Creek, a venture previously accounted for under the equity method, recognized ground rentals under its 99 year ground lease on a cash basis instead of the straightline method required by Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” This error resulted in the Company overstating its cumulative equity in the net income of Cherry Creek by a total of $3.5 million from the Company’s 1992 acquisition of an interest in the Operating Partnership through December 31, 2005. The maximum misstatement of the Company’s equity in the net income of Cherry Creek in any individual year in this period under the rollover method was $0.3 million.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Company began consolidating Cherry Creek on January 1, 2006 as a result of adopting EITF 04-5 (Note 1). As a result of the correction of the above error, the cumulative effect of a change in accounting principle upon adoption of EITF 04-5, assets, and liabilities recognized by the Company upon the consolidation of Cherry Creek were increased by $7.9 million, $8.3 million and $19.7 million, respectively. Prior to 2006, the Company accounted for its investment in Cherry Creek under the equity method.

Recognition of Payroll Costs

The Company previously recognized its payroll costs in a manner that corresponded to its biweekly pay periods, which do not necessarily end on the last day of the calendar year. Differences caused by not strictly recognizing payroll on a calendar year basis, while previously adjusted on a periodic basis, have resulted in overstatements of net income by a total of $1.0 million over the last decade, with the maximum misstatement in any individual year computed under the rollover method being $0.1 million.

Arizona Mills

In 2006, The Mills Corporation (Mills), which manages the 50% unconsolidated joint venture, Arizona Mills, advised the Company that Mills had identified errors in prior year financial statements, primarily relating to the timing of writeoffs of tenant allowances, that relate to years prior to 2006. The Company has not yet received audited financial statements for any period after 2004 from Mills and amounts identified as errors may change as a result of the eventual completion of the Arizona Mills 2005 audit. However, based on the information received from Mills, the Company has determined that the cumulative impact of its share of prior years’ errors identified by Mills to date is an overstatement of the Company's equity by $1.3 million.

Cumulative Effect of Adopting SAB 108

As a result of applying the guidance in SAB 108, during the year ended December 31, 2006, the Company recorded a $5.9 million reduction to its shareholder’s equity account (dividends in excess of net income) in its opening balance sheet to correct for the effect of the errors associated with the accounting for Cherry Creek’s ground rent prior to 1999, the recognition of payroll costs, and its share of Arizona Mills’s errors identified by Mills, described above.

Modified Useful Lives and Income Statement Reclassifications

During 2006, the Company modified its estimated useful lives of capital assets that are recoverable from its tenants. This change in estimate was a result of the Company's initiative of offering its tenants the option to pay for common area maintenance costs through fixed payments versus the historical practice of a tenant paying an amount equal to its proportionate share of common area costs. The change in useful lives better aligns the depreciation of common area assets with the Company's lease portfolio. This change in estimate did not have a material effect on the current results of operations but could be material in future periods. Beginning in 2006, depreciation on these assets, which was previously included in recoverable expenses, is included in depreciation and amortization.

Also during 2006, the Company began recognizing revenue for marketing and promotion services at the gross amount billed to tenants, rather than a net amount retained (that is, the amount billed to the tenants less the related costs incurred). Revenues are now included in recoveries from tenants and the related expenses in other operating expense. This presentation change was made as a result of the Company’s recent offering to tenants of an option to pay fixed amounts for marketing and promotion of the shopping centers. In evaluating the accounting for marketing and promotion services, the Company considered that there may no longer be a direct relationship between tenant billings and the marketing and promotion costs incurred, as well as the fact that the Company is the primary obligor on the costs incurred. Historically, revenues from marketing and promotion services have been equal to costs incurred.

In addition, the Company now classifies gains on peripheral land sales and interest income separately in its income statement.

Prior year revenues and expenses in the consolidated financial statements and in the combined financial information in Note 8 have been reclassified as described above to be consistent with the 2006 presentation.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Other

Dollar amounts presented in tables within the notes to the consolidated financial statements are stated in thousands, except share data or as otherwise noted. Certain reclassifications have been made to 2005 and 2004 amounts to conform to current year classifications.

Note 2 - New Center Development, Disposition, and Acquisitions

New Center Development

Northlake Mall

Northlake Mall (Northlake), a wholly-owned regional center, opened on September 15, 2005 in Charlotte, North Carolina.

The Mall at Partridge Creek

Partridge Creek, a 640,000 square foot center, is under construction in Clinton Township, Michigan. The center will be anchored by Nordstrom, Parisian, and MJR Theatres, and is scheduled to open in October 2007, with Nordstrom opening in spring 2008. In May 2006, the Operating Partnership engaged the services of a third party investor to acquire certain property associated with the project, in order to facilitate a Section 1031 like-kind exchange to provide flexibility for disposing of assets in the future. The third party investor became the owner of the project and leases the land from a subsidiary of the Operating Partnership. In turn, the owner leases the project back to the Operating Partnership.

Funding for the project is provided by the following sources. The Operating Partnership provides approximately 45% of the project funding under a junior subordinated financing. The owner has provided $9 million in equity. Funding for the remaining project costs are being provided by the owner’s third party construction loan (Note 11). The owner's equity contribution, representing minority interest, is included within Accounts Payable and Accrued Liabilities in the Company's consolidated balance sheet.

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

The Pier Shops at Caesars

The Pier Shops at Caesars (The Pier) was developed by Gordon Group Holdings LLC (Gordon) and began opening in phases in June 2006. In January 2005, the Company contributed $4 million as a first payment to acquire a 30% interest in the center. The Company is in final negotiations to increase its ownership of The Pier from 30% to 50%. The Company’s original agreement with Gordon specified that the Company would purchase the 30% interest at a 7% capitalization rate based on The Pier’s 2007 net operating income (NOI). The Company has now negotiated that the entire 50% interest will be purchased at a 7% capitalization rate based on 2008 NOI. The Company expects to close on its agreement with Gordon in the first quarter of 2007 when the Company also expects to close on a financing for The Pier, which will pay off the $86 million balance on the existing floating rate loan. The Company assumed full management and leasing of The Pier in January 2007. The Pier is accounted for under the equity method and the Company’s $4 million investment represented an effective 6% interest in 2006 based on relative equity contributions.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Disposition

In December 2005, a 50% owned unconsolidated joint venture sold its interest in Woodland for $177.4 million. The Company's $85.4 million share of proceeds was received in cash with the exception of a $9 million 5.40% note receivable, which was repaid in the first quarter of 2006. The cash proceeds from the sale were used in January 2006 to acquire the land for Partridge Creek, as part of a like-kind exchange pursuant to Section 1031 of the Internal Revenue Code and the regulations thereunder ("Section 1031 like-kind exchange"). Additional proceeds were used in February 2006 to purchase the land and real property improvements of The Mall at Oyster Bay (Oyster Bay) development, also as part of a Section 1031 like-kind exchange, and to pay off the outstanding balance on the loan on the property (Note 11). In connection with the sale, the Company entered into a tax indemnification agreement with its joint venture partner (Note 17).

Acquisitions

In July 2004, the Company acquired an additional 23.6% interest in International Plaza for $60.2 million in cash, increasing its ownership in the center to 50.1%. As a result of the acquisition, the Company has a controlling interest in the center and began consolidating its results as of the purchase date. Prior to the acquisition date, the Company accounted for International Plaza under the equity method. As of December 31, 2006, the Operating Partnership has a preferred investment in International Plaza of $22 million, on which an annual preferential return of 8.25% will accrue. In addition to the preferred return on its investment, the Operating Partnership is entitled to receive the balance of its preferred investment before any available cash will be utilized for distribution to the non-preferred partner.

In January 2004, the Company purchased the additional 30% ownership of Beverly Center (Beverly). Consideration of approximately $11 million for this interest consisted of $3.3 million in cash and 276,724 of newly issued partnership units valued at $27.50 per unit. The price of the acquisition was determined pursuant to a 1988 option agreement. The Company had carried the $11 million net exercise price as a liability on its balance sheet. The Company already recognized 100% of the financial results of the center in its financial statements.

Note 3 - Unsolicited Tender Offer

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

Note 4 - Management, Leasing, and Development Services

The majority of the Company's third party management, leasing, and development revenue in 2006 and 2005 was derived from two agreements. The first, a management agreement for a shopping center owned by a third party, is renewable year-to-year, and is cancelable by the owner with 90 days written notice. The second is an agreement for retail leasing and development and design advisory services for a mixed-use urban development project scheduled to open in 2009 on the strip in Las Vegas, Nevada. The term of this fixed-fee contract is approximately 25 years, effective June 2005, and is generally cancelable for cause and by the project owner upon payment to the Company of a cancellation fee. In 2007, the Company entered into additional agreements (Note 22) .

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 5 - Income Taxes

During the years ended December 31, 2006, 2005, and 2004, the Company's federal income tax expense was zero as a result of net operating losses incurred by the Company’s Taxable REIT Subsidiaries, except as follows related to the sale of Woodland. During 2005, the Company recognized deferred federal income tax expense of $0.5 million in connection with the sale of Woodland. The Company has a net operating loss carryforward from its Taxable REIT Subsidiaries of $0.8 million from 2002 that expires in 2022, and a net operating loss carryforward of $4.6 million ($3.0 million from 2004 that will expire in 2024 and $1.6 million from 2005 that will expire in 2025). The net operating loss carryforward reflects the amount available after utilization of losses to offset the Company’s Taxable REIT Subsidiaries’ federal taxable income of $2.9 million in 2005 and estimated federal taxable income of $3.0 million in 2006. As of December 31, 2006 and 2005 the Company had net deferred tax assets of $3.3 million and $3.2 million, after valuation allowances of $5.6 million and $9.6 million, respectively. The $4.0 million decrease in the valuation allowance for the year ended December 31, 2006 related to tax deductions realized in the current year for the payout of certain deferred compensation that was previously reserved with a valuation allowance and to a reversal of deferred tax assets that have now been determined will not be utilized or recognized by the Company’s Taxable REIT Subsidiaries in the future. The ultimate realization of the net deferred tax asset is dependent upon the Manager’s profitability, the timing and amounts of gains on land sales, the profitability of the Company’s Asian operations, and other factors affecting the results of operations of the Taxable REIT Subsidiaries. During 2006, the Manager was recapitalized with the result that a larger share of its taxable income will be allocated to the Operating Partnership instead of the Company’s Taxable REIT Subsidiaries.

Dividends declared on the Company’s common and preferred stock and their tax status are presented in the following tables. The tax status of the Company’s dividends in 2006, 2005, and 2004 may not be indicative of future periods. The portion of dividends paid in 2005 shown below as capital gains and unrecaptured Section 1250 capital gains are designated as capital gain dividends for tax purposes.

Year	Dividends per common share declared	Return of capital	Ordinary income	15% Rate long term capital gain	Unrecaptured Section 1250 capital gains
2006	$1.290	$0.0687	$1.2006	$0.0207
2005	1.160	0.3179	0.7282	0.0404	$0.0735
2004	1.095	0.6932	0.3835	0.0183

Year	Dividends per Series A Preferred share declared	Ordinary income	15% Rate long term capital gain	Unrecaptured Section 1250 capital gains
2006	$0.790	$0.7770	$0.0130
2005	2.075	1.8712	0.0723	$0.1315
2004	2.075	2.0403	0.0347

Year	Dividends per Series G Preferred share declared	Ordinary income	15% Rate long term capital gain	Unrecaptured Section 1250 capital gains
2006	$2.000	$1.9679	$0.0321
2005	2.000	1.8036	0.0697	$0.1267
2004	0.211	0.2076	0.0035

Year	Dividends per Series H Preferred share declared	Ordinary income	15% Rate long term capital gain	Unrecaptured Section 1250 capital gains
2006	$1.906	$1.8757	$0.0303
2005	0.953	0.8595	0.0332	$0.0604

The Company redeemed the remaining 4,520,000 shares of its outstanding Series A Preferred Shares in May 2006 for $25 per share and paid all holders of the Series A Preferred Shares $0.27 per share in accrued dividends, which are reported separately above as a 2006 dividend payment.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 6 - Investment in the Operating Partnership

The partnership equity of the Operating Partnership and the Company's ownership therein are shown below:

Year	TRG units outstanding at December 31	TRG units owned by TCO at December 31 (1)	TCO's % interest in TRG at December 31	TCO's average interest in TRG
2006	81,078,700	52,931,594	65%	65%
2005	81,074,633	51,866,184	64	62
2004	80,514,605	48,745,625	61	61

(1)	There is a one-for-one relationship between TRG units owned by TCO and TCO common shares outstanding; amounts in this column are equal to TCO’s common shares outstanding as of the specified dates.

Net income and distributions of the Operating Partnership are allocable first to the preferred equity interests (Note 16), and the remaining amounts to the general and limited Operating Partnership partners in accordance with their percentage ownership.

Note 7 - Properties

Properties at December 31, 2006 and December 31, 2005 are summarized as follows:

	2006	2005
Land	$252,716	$248,582
Buildings, improvements, and equipment	2,915,504	2,709,215
Construction in process	100,627	19,855
Development pre-construction costs	129,275	103,672
	$3,398,122	$3,081,324
Accumulated depreciation and amortization	(821,384)	(651,665)
	$2,576,738	$2,429,659

Buildings and improvements under capital leases were $7.5 million and $13.0 million at December 31, 2006 and 2005, respectively. Amortization of assets under capital leases are included within depreciation expense.

Depreciation expense for 2006, 2005, and 2004 was $128.5 million, $120.7 million, and $102.3 million, respectively.

The charge to operations in 2006, 2005, and 2004 for domestic and non-U.S. pre-development activities was $10.1 million, $8.5 million, and $4.0 million, respectively.

In October 2006, the Company announced that it is seeking a final decision in the Supreme Court of the State of New York (Suffolk County) on the Company’s land use plan to build a mall in Syosset, Long Island, New York. The Company believes it will be successful in this litigation and will ultimately build the mall, which will be anchored by Neiman Marcus, Nordstrom, and Barneys New York. However, if the Company is ultimately unsuccessful it is anticipated that the recovery on this asset would be significantly less than its current investment. The Company’s $128.2 million investment in Oyster Bay as of December 31, 2006 is included in development pre-construction costs.

One shopping center pays annual special assessment levies of a Community Development District (CDD), which provided certain infrastructure assets and improvements. As the amount and period of the special assessments were determinable, the Company capitalized the infrastructure assets and improvements and recognized an obligation for the future special assessments to be levied. At December 31, 2006, the book value of the infrastructure assets and improvements, net of depreciation, was $52.8 million. The related obligation is classified as an accrued liability and had a balance of $64.8 million at December 31, 2006. The fair value of this obligation, derived from quoted market prices, was $70.7 million at December 31, 2006.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 8 - Investments in Unconsolidated Joint Ventures

General Information

The Company has investments in joint ventures that own shopping centers. The Operating Partnership is the managing general partner or managing member of these Unconsolidated Joint Ventures, except for the ventures that own Arizona Mills, The Mall at Millenia, and Waterside Shops at Pelican Bay (Waterside). The Company began providing certain management services upon the opening of The Pier in June 2006 and assumed full management and leasing responsibility in January 2007 (Note 22).

Shopping Center	Ownership as of December 31, 2006 and 2005
Arizona Mills	50%
Fair Oaks Mall	50
The Mall at Millenia	50
The Pier Shops at Caesars	(Note 2)
Stamford Town Center	50
Sunvalley	50
Waterside Shops at Pelican Bay	25
Westfarms	79

In October 2006, Taubman Land Associates LLC, a 50% unconsolidated joint venture owned by the Company and an affiliate of the Taubman family, acquired for $42.5 million the land on which Sunvalley is situated. Sunvalley is owned by Sunvalley Associates, a 50% joint venture with a Taubman family affiliate.

The Company's carrying value of its Investment in Unconsolidated Joint Ventures differs from its share of the partnership or members equity reported in the combined balance sheet of the Unconsolidated Joint Ventures due to (i) the Company's cost of its investment in excess of the historical net book values of the Unconsolidated Joint Ventures and (ii) the Operating Partnership’s adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the Unconsolidated Joint Ventures. The Company's additional basis allocated to depreciable assets is recognized on a straight-line basis over 40 years. The Operating Partnership’s differences in bases are amortized over the useful lives of the related assets.

In its consolidated balance sheet, the Company separately reports its investment in joint ventures for which accumulated distributions have exceeded investments in and net income of the joint ventures. The net equity of certain joint ventures is less than zero because distributions are usually greater than net income, as net income includes non-cash charges for depreciation and amortization.

Combined Financial Information

Combined balance sheet and results of operations information is presented in the following table for the Unconsolidated Joint Ventures, followed by the Operating Partnership's beneficial interest in the combined information. In 2006, amounts related to The Pier were included in the combined information of the Unconsolidated Joint Ventures. Beneficial interest is calculated based on the Operating Partnership's ownership interest in each of the Unconsolidated Joint Ventures. The accounts of Woodland, formerly a 50% Unconsolidated Joint Venture sold in 2005, are included in these results through the date of the sale (Note 2). The Company's equity in the gain on the sale of Woodland is separately presented on the Company's income statement, and is therefore excluded from the equity in income of Unconsolidated Joint Ventures line item. The Company began consolidating the entity that owns Cherry Creek in 2006 (Note 1). The accounts of Cherry Creek, previously accounted for under the equity method, are included in these results through December 31, 2005.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	December 31
	2006	2005
Assets:
Properties	$1,157,872	$1,076,743
Accumulated depreciation and amortization	(320,256)	(363,394)
	$837,616	$713,349
Cash and cash equivalents	35,504	33,498
Accounts and notes receivable, less allowance for doubtful accounts of $2,032 and $1,822 in 2006 and 2005	26,769	23,189
Deferred charges and other assets	23,417	24,458
	$923,306	$794,494

Liabilities and accumulated deficiency in assets:
Notes payable	$1,097,347	$999,545
Accounts payable and other liabilities	84,177	59,322
TRG's accumulated deficiency in assets	(163,778)	(172,554)
Unconsolidated Joint Venture Partners' accumulated deficiency in assets	(94,440)	(91,819)
	$923,306	$794,494

TRG's accumulated deficiency in assets (above)	$(163,778)	$(172,554)
TRG's investment in The Pier Shops at Caesars		4,663
TRG basis adjustments, including elimination of intercompany profit	77,797	80,424
TCO's additional basis	70,530	92,556
Net Investment in Unconsolidated Joint Ventures	$(15,451)	$5,089
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures	101,944	101,028
Investment in Unconsolidated Joint Ventures	$86,493	$106,117

	Year Ended December 31
	2006	2005	2004
Revenues	$253,418	$306,239	$321,355
Maintenance, taxes, utilities, and other operating expenses	$93,452	$105,956	$113,035
Interest expense	57,563	67,590	74,033
Depreciation and amortization	43,124	51,939	57,385
Total operating costs	$194,139	$225,485	$244,453
Gain on disposition of interest in center		$145,881
Net income	$59,279	$226,635	$76,902

Net income allocable to TRG	$34,101	$114,680	$39,147
Realized intercompany profit, net of depreciation on TRG’s basis adjustments	1,387	4,370	3,963
TCO's additional basis in Woodland		(20,764)
Depreciation of TCO's additional basis	(1,944)	(3,037)	(3,040)
Equity in income of Unconsolidated Joint Ventures	$33,544	$95,249	$40,070
TRG's share of gain on disposition of interest in center		(52,799)
Equity in income of Unconsolidated Joint Venture excluding gain on disposition of interest in center		$42,450

Beneficial interest in Unconsolidated Joint Ventures' operations:
Revenues less maintenance, taxes, utilities, and other operating expenses	$91,559	$113,453	$115,230
Interest expense	(31,151)	(37,594)	(39,913)
Depreciation and amortization	(26,864)	(33,409)	(35,247)
Equity in income of Unconsolidated Joint Ventures	$33,544	$42,450	$40,070

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Other Information

The provision for losses on accounts receivable of the Unconsolidated Joint Ventures was $1.2 million, $0.2 million, and $1.4 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Deferred charges and other assets of $23.4 million at December 31, 2006 were comprised of leasing costs of $24.6 million, before accumulated amortization of $(10.4) million, net deferred financing costs of $5.1 million, and other net charges of $4.1 million. Deferred charges and other assets of $24.5 million at December 31, 2005 were comprised of leasing costs of $34.2 million, before accumulated amortization of $(14.9) million, net deferred financing costs of $3.3 million, and other net charges of $1.8 million.

The estimated fair value of the Unconsolidated Joint Ventures’ notes payable was $1.1 million and $1.0 million at December 31, 2006 and 2005, respectively.

Depreciation expense on properties for 2006, 2005 and 2004 was $40.2 million, $47.4 million and $53.1 million.

Note 9 - Accounts and Notes Receivable

Accounts and notes receivable at December 31, 2006 and December 31, 2005 are summarized as follows:

	2006	2005
Trade	$25,418	$21,052
Notes	6,044	15,244
Straight-line rent	12,120	10,159
Other	649	759
	$44,231	$47,214
Less: allowance for doubtful accounts	(7,581)	(5,497)
	$36,650	$41,717

Notes receivable as of December 31, 2006 provide interest at a range of interest rates from 6.5% to 8% (with a weighted average interest rate of 7.8% at December 31, 2006) and mature at various dates from July 2007 to June 2009.

Note 10 - Deferred Charges and Other Assets

Deferred charges and other assets at December 31, 2006 and December 31, 2005 are summarized as follows:

	2006	2005
Leasing costs	$38,196	$30,951
Accumulated amortization	(18,825)	(13,992)
	$19,371	$16,959
Minority interest (Note 1)	45,332
Deferred financing costs, net	8,126	10,191
Intangibles, net	6,085	8,457
Investments	3,480	3,704
Deferred tax asset, net	3,311	3,151
Other, net	12,310	11,648
	$98,015	$54,110

Intangible assets are primarily comprised of the fair value of in-place leases recognized in connection with acquisitions (Note 2).

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 11 - Notes Payable

Notes payable at December 31, 2006 and December 31, 2005 consist of the following:

	2006	2005		Stated Interest Rate	Maturity Date		Balance Due on Maturity	Facility Amount
Beverly Center	$343,608	$347,500		5.28%	02/11/14		$303,277
Cherry Creek Shopping Center	280,000		(1)	5.24%	06/08/16		280,000
Cherry Creek Shopping Center	800		(1)	Prime	Various	(2)	800	$2,000
Dolphin Mall	5,000			LIBOR + 0.70%	02/14/09		5,000	139,938	(3)
Dolphin Mall		141,311		LIBOR + 2.15%
Fairlane Town Center	55,000			LIBOR + 0.70%	02/14/09		55,000	80,000	(3)
Great Lakes Crossing	142,908	145,239		5.25%	03/11/13		125,507
International Plaza	178,719	182,135		4.21%	01/08/08		175,150
MacArthur Center	138,243	140,895		7.59%	10/01/10		126,884
Northlake Mall	215,500			5.41%	02/06/16		215,500
The Mall at Oyster Bay		56,241		LIBOR + 2.00%
The Mall at Partridge Creek	22,010			LIBOR + 1.15%	09/07/10		22,010	81,000
Regency Square	77,812	78,792		6.75%	11/01/11		71,569
The Mall at Short Hills	540,000	540,000		5.47%	12/14/15		540,000
Stony Point Fashion Park	111,864	113,228		6.24%	06/01/14		98,585
Twelve Oaks Mall				LIBOR + 0.70%	02/09/07			130,062	(3)
The Mall at Wellington Green	200,000	200,000		5.44%	05/06/15		200,000
The Shops at Willow Bend		96,405		LIBOR + 1.50%
The Shops at Willow Bend		48,202		LIBOR + 3.75%
Line of Credit	8,074			Variable Bank Rate	02/14/08		8,074	40,000
	$2,319,538	$2,089,948

(1)	Cherry Creek was consolidated as of January 1, 2006 (Note 1).
(2)	Loans mature at various dates through 2009.
(3)	Subfacility in $350 million revolving credit facility. Sublimits may be reallocated quarterly but not more often than twice a year.

Notes payable are collateralized by properties with a net book value of $2.1 billion at December 31, 2006 and $2.2 billion at December 31, 2005.

Interest expense for the year ended December 31, 2006 includes a $1.0 million charge for the write-off of financing costs related to the refinancing of the loan on Dolphin Mall (Dolphin) prior to maturity and a $2.1 million charge from the write-off of financing costs related to the pay-off of the loans on The Shops at Willow Bend (Willow Bend) prior to their maturity date. Interest expense for the year ended December 31, 2005 includes a $10.0 million charge in connection with a prepayment premium and the write-off of financing costs related to the refinancing of The Mall at Short Hills (Short Hills), a $0.9 million Northlake loan pay-off, and a $1.8 million debt modification related to the pay-off of an Oyster Bay loan.

The following table presents scheduled principal payments on notes payable as of December 31, 2006:

2007	$16,556
2008	196,746
2009	74,433
2010	163,057
2011	83,686
Thereafter	1,785,060
$2,319,538

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Fair Value of Financial Instruments Related to Debt

The estimated fair values of financial instruments at December 31, 2006 and December 31, 2005 are as follows:

	2006		2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable	$2,319,538	$2,322,828	$2,089,948	$2,092,034
Interest rate instruments:
in a receivable position			71	71
in a payable position	1,854	1,854

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

Payments of principal and interest on the loans in the following table are guaranteed by the Operating Partnership as of December 31, 2006.

Center	Loan balance as of 12/31/06	TRG's beneficial interest in loan balance as of 12/31/06	Amount of loan balance guaranteed by TRG as of 12/31/06	% of loan balance guaranteed by TRG	% of interest guaranteed by TRG
	(in millions of dollars)
Dolphin Mall	5.0	5.0	5.0	100%	100%
Fairlane Town Center	55.0	55.0	55.0	100%	100%
The Mall at Millenia	0.3	0.2	0.2	50%	50%
Twelve Oaks Mall	-	-	-	100%	100%

In 2006, the $350 million revolver was amended by the Company. Under the revised terms, borrowings under the line of credit are primary obligations of the entities owning Dolphin, Fairlane Town Center (Fairlane), and Twelve Oaks Mall (Twelve Oaks), which are the collateral for the line of credit. The Operating Partnership and the entities owning Fairlane and Twelve Oaks are guarantors under the credit agreement.

In addition, the Operating Partnership has guaranteed certain obligations of Partridge Creek (Note 2) and the payment of $3.7 million related to the remaining development costs and certain tenant allowances for Northlake.

The Company is required to escrow cash balances for specific uses stipulated by its lenders, including ground lease payments, taxes, insurance, debt service, capital improvements, leasing costs, and tenant allowances. As of December 31, 2006 and December 31, 2005, the Company’s cash balances restricted for these uses were $2.0 million and $8.5 million, respectively. Such amounts are included within cash and cash equivalents in the Company’s consolidated balance sheet.

Beneficial Interest in Debt and Interest Expense

The Operating Partnership's beneficial interest in the debt, capital lease obligations, capitalized interest, and interest expense of its consolidated subsidiaries and its Unconsolidated Joint Ventures is summarized in the following table. The Operating Partnership's beneficial interest in the Consolidated Subsidiaries excludes debt and interest related to the minority interests in International Plaza (49.9%), MacArthur Center (5%), The Mall at Wellington Green (10%), and Cherry Creek (a 50% consolidated subsidiary as of January 2006). Unconsolidated Joint Venture amounts at the beneficial interest level exclude The Pier.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	At 100%		At Beneficial Interest
	Consolidated Subsidiaries	Unconsolidated Joint Ventures	Consolidated Subsidiaries	Unconsolidated Joint Ventures
Debt as of:
December 31, 2006	$2,319,538	$1,097,347	$2,063,111	$522,180
December 31, 2005	2,089,948	999,545	1,972,046	558,443

Capital lease obligations as of:
December 31, 2006	$7,501	$676	$7,336	$338
December 31, 2005	13,014	1,966	12,510	983

Capitalized interest:
Year ended December 31, 2006	$9,803	$4,087	$9,797
Year ended December 31, 2005	9,940	3	9,940	$1

Interest expense:
Year ended December 31, 2006	$128,643	$57,563	$115,790	$31,151
Year ended December 31, 2005	121,612	67,590	116,082	37,594

Note 12 - Derivatives

The Company uses derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. The Company routinely uses cap, swap, and treasury lock agreements to meet these objectives. None of the Company’s derivatives are designated as fair value hedges. Derivatives not designated as hedges are not speculative and were entered into to manage the Company’s exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements of FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities.”

The following table presents the effect that derivative instruments had on interest expense and equity in income of Unconsolidated Joint Ventures during the three years ended December 31, 2006:

	2006	2005	2004
Payments under swap agreements		$883	$5,462
Receipts under swap agreements	$(121)
Adjustment of accumulated other comprehensive income for amounts recognized in net income	1,391	1,442	1,262
Change in fair value of cap agreements not designated as hedges	59	5
Net reduction to income	$1,329	$2,330	$6,724

As of December 31, 2006, the Company had $7.7 million of net realized losses included in Accumulated OCI, related to terminated derivative instruments, that are being recognized as interest expense over the term of the hedged debt, as follows:

Hedged Items	OCI Amounts	Recognition Period
Beverly Center refinancing	$4,238	January 2004 through December 2013
Regency Square financing	1,356	November 2001 through October 2011
Westfarms refinancing	2,066	July 2002 through July 2012
	$7,660

Additionally, as of December 31, 2006, the Company had $1.9 million of net unrealized losses included in Accumulated OCI that will be recognized as interest expense over the effective periods of the derivative agreements, as follows:

Hedged Items	OCI Amounts	Recognition Period
International Plaza forecasted refinancing	$1,854	January 2008 through December 2017
Taubman Land Associates financing	46	January 2007 through October 2012
	$1,900

The Company expects that approximately $1.2 million of the $9.6 million in Accumulated OCI at December 31, 2006 will be reclassified from Accumulated OCI and recognized as a reduction of income during 2007.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 13 - Leases

Shopping center space is leased to tenants and certain anchors pursuant to lease agreements. Tenant leases typically provide for minimum rent, percentage rent, and other charges to cover certain operating costs. Future minimum rent under operating leases in effect at December 31, 2006 for operating centers, assuming no new or renegotiated leases or option extensions on anchor agreements, is summarized as follows:

2007	$298,168
2008	283,198
2009	262,079
2010	242,393
2011	204,436
Thereafter	719,968

Certain shopping centers, as lessees, have ground leases expiring at various dates through the year 2083. In addition, one center has the option to extend the lease term for five 10 year periods. Ground rent expense is recognized on a straight-line basis over the lease terms. The Company also leases its office facilities and certain equipment. Office facility leases expire at various dates through the year 2015. Additionally, two of the leases have 5 year extension options. The Company’s U.S. headquarters is rented from an affiliate of the Taubman family under a 10 year lease, with a 5 year extension option. Rental expense on a straight-line basis under operating leases was $8.3 million in 2006, $6.6 million in 2005, and $7.7 million in 2004. Included in these amounts are related party office rental expense of $2.3 million in both 2006 and 2005, and $2.4 million in 2004. Payables representing straightline rent adjustments under lease agreements were $32.3 million and $30.9 million as of December 31, 2006 and 2005, respectively.

The following is a schedule of future minimum rental payments required under operating leases:

2007	$ 8,125
2008	8,045
2009	7,857
2010	7,831
2011	6,848
Thereafter	330,803

The table above includes $2.4 million in each year from 2007 through 2009, $2.5 million in 2010, and $2.6 million in each year from 2011 through 2014 of related party amounts. Also included in the table above are rentals to a joint venture partner of $0.6 million in 2007, $0.7 million in each year from 2008 through 2011, and $158.4 million thereafter.

Certain shopping centers have entered into lease agreements for property improvements that qualify as capital leases. As of December 31, 2006, future minimum lease payments for these capital leases are as follows:

2007	$3,865
2008	2,818
2009	1,462
Total minimum lease payments	$8,145
Less amount representing interest	(644)
Capital lease obligations	$7,501

Note 14 - Transactions with Affiliates

The Taubman Company LLC (the Manager), which is 99% beneficially owned by the Operating Partnership, provides property management, leasing, development, and other administrative services to the Company, the shopping centers, Taubman affiliates, and other third parties. Accounts receivable from related parties include amounts due from Unconsolidated Joint Ventures or other affiliates of the Company, primarily relating to services performed by the Manager. These receivables include certain amounts due to the Manager related to reimbursement of third party (non-affiliated) costs.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

During 1997, the Operating Partnership acquired an option from a related party to purchase certain real estate on which the Operating Partnership was exploring the possibility of developing a shopping center. Through December 31, 2000, the Operating Partnership had made payments of $450,000. In 2000, the Operating Partnership decided not to go forward with the project and reached an agreement with the optionor to be reimbursed, at the time of the sale or lease of the real estate, for an amount equal to the lesser of 50% of the project costs to date or $350,000. The Company received $140,000 in 2005 and the remaining $210,000 in 2006.

A. Alfred Taubman and certain of his affiliates receive various property management services from the Manager. For such services, Mr. Taubman and affiliates paid the Manager approximately $1.9 million, $1.6 million, and $1.7 million in 2006, 2005, and 2004, respectively.

Other related party transactions are described in Notes 8, 13, 15, 16, 17, and 22.

Note 15 - Share-Based Compensation and Other Employee Plans

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

The compensation cost charged to income for the above-mentioned share-based compensation plans was $4.6 million and $2.4 million for the years ended December 31, 2006 and 2005, respectively. Compensation cost capitalized as part of properties and deferred leasing costs for the years ended December 31, 2006 and 2005 was $0.6 million and $0.4 million, respectively. There was no compensation cost charged to income or capitalized in 2004 for the above mentioned plans as all outstanding options were fully vested.

The Company currently recognizes no tax benefits from the recognition of compensation cost or tax deductions incurred upon the exercise or vesting of share-based awards. Any allocations of compensation cost or deduction to the Company’s corporate taxable REIT subsidiaries from the Company's Manager, which is treated as a partnership for federal income tax purposes, have resulted in a valuation allowance being recorded against its net deferred tax asset associated with the temporary differences related to share-based compensation. This is primarily due to prior year cumulative tax net operating losses incurred through the year ended December 31, 2006.

Incentive Options

The Company’s incentive option plan (the Option Plan), which is shareholder approved, permits the grant of options to employees. The Operating Partnership's units issued in connection with the Option Plan are exchangeable for new shares of the Company's common stock under the Continuing Offer (Note 17). Options for 1.1 million partnership units have been granted and are outstanding at December 31, 2006. Of the 1.1 million options outstanding, 0.6 million have vesting schedules with one-third vesting at each of the third, fifth, and seventh years of the grant anniversary, if continuous service has been provided and certain conditions dependent on the Company’s market performance in comparison to its competitors have been met. Substantially all of the other 0.5 million options outstanding have vesting schedules with one-third vesting at each of the first, second, and third years of the grant anniversary, if continuous service has been provided. The options have ten-year contractual terms. As of December 31, 2006, options for 1.1 million Operating Partnership units remain available for grant under the Option Plan.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Company has estimated the value of the options issued during the years ended December 31, 2006 and 2005 using a Black-Scholes valuation model based on the following assumptions:

	2006	2005
Expected volatility	20.87%-21.14%	21.00%
Expected dividend yield	3.50%	4.00%
Expected terms (in years)	7	7
Risk-free interest rate	4.74%-5.08%	3.83%-4.15%

Expected volatility and dividend yields are based on historical volatility and yields of the Company’s stock, respectively, as well as other factors. In developing the assumption of expected term, the Company has considered the vesting and contractual terms as well as the expected terms of options disclosed by members of its peer group. The risk-free rates used are based on the U.S. Treasury yield curves in effect at the times of grants. For the options for which vesting is dependent on the Company's market performance in comparison to its competitors, the Company used a Monte Carlo simulation to estimate the probability of the vesting conditions being met. The Company assumes no forfeitures under the Option Plan due to the small number of participants and low turnover rate. The weighted-average grant-date fair value of all options granted, including those dependent on market performance, during the years ended December 31, 2006 and 2005 was $8.11 and $3.80 per option, respectively.

A summary of option activity under the Option Plan for the years ended December 31, 2006, 2005, and 2004 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Range of Exercise Prices
Outstanding at January 1, 2004	1,405,209	$12.15	4.0	$9.69 - $13.14
Exercised	(845,767)	12.26

Outstanding at December 31, 2004	559,442	$11.98	3.7	$9.69 - $12.25
Granted	902,139	30.09	9.2
Exercised	(559,442)	11.98
Forfeited	(50,000)	29.38

Outstanding at December 31, 2005	852,139	$30.13	9.2	$29.38 - $31.31
Granted	263,237	40.37

Outstanding at December 31, 2006	1,115,376	$32.55	8.5	$29.38 - $40.39

Fully vested options at December 31, 2006	100,434	$31.31	8.3

There were 90,852 options that vested during the year ended December 31, 2006.

The aggregate intrinsic value (the difference between the period end stock price and the option strike price) of options outstanding as of December 31, 2006 was $20.4 million. The aggregate intrinsic value of options fully vested as of December 31, 2006 was $2.0 million.

The total intrinsic value of options exercised during the years ended December 31, 2005 and 2004 was $9.5 million and $10.8 million, respectively. Cash received from option exercises under the Option Plan for the years ended December 31, 2005 and 2004 was $6.7 million and $10.4 million, respectively. No options were exercised in 2006.

As of December 31, 2006 there were 1.0 million nonvested options outstanding, and $2.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.4 years.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

Long-Term Incentive Plan

In May 2005, the Company’s shareholders approved the adoption of The Taubman Company 2005 Long-Term Incentive Plan (LTIP). The LTIP allows the Company to make grants of restricted stock units (RSU) to employees. An aggregate of 1.2 million shares of the Company’s common stock remain available for issuance under the LTIP. There were RSU for 0.3 million shares outstanding at December 31, 2006. Each RSU represents the right to receive upon vesting one share of the Company’s common stock plus a cash payment equal to the aggregate cash dividends that would have been paid on such share of common stock from the date of grant of the award to the vesting date. Each RSU is valued at the closing price of the Company's common stock on the grant date.

A summary of activity under the LTIP is presented below:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2005
Granted	140,440	$31.31
Forfeited	(1,536)	31.31
Outstanding at December 31, 2005	138,904	31.31
Granted	131,698	40.38
Forfeited	(4,999)	33.84
Redeemed	(3,918)	33.53
Outstanding at December 31, 2006	261,685	35.79

The total intrinsic value of RSU redeemed during the year ended December 31, 2006 was $0.1 million. No options were redeemed during the year ended December 31, 2005.

These RSU vest on the third year anniversary of the grant if continuous service has been provided for that period, or upon retirement if earlier. Based on an analysis of historical employee turnover, the Company has made an annual forfeiture assumption of 2.4% of grants when recognizing compensation costs relating to the RSU.

All of the RSU outstanding at December 31, 2006 were nonvested. As of December 31, 2006, there was $5.0 million of total unrecognized compensation cost related to nonvested RSU outstanding under the LTIP. This cost is expected to be recognized over an average period of 1.9 years.

 Non-Employee Directors’ Stock Grant and Deferred Compensation Plans

In May 2005, the Company’s shareholders approved the adoption of the Taubman Centers, Inc. Non-Employee Directors’ Stock Grant Plan (SGP). The SGP provides for the annual grant to each non-employee director of the Company shares of the Company’s common stock having an annual fair market value of $15,000 in 2006 and determined based on the fair value of the Company's common stock on the last business day of the preceding quarter. The Company has authorized 50,000 shares of the Company's common stock for issuance under the SGP. As of December 31, 2006, 1,198 shares have been issued under the SGP. Certain directors have elected to defer receipt of their shares as described below. In December 2006, the annual grant to each non-employee director for 2007 was increased to shares of the Company’s common stock having a fair market value of $50,000.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Also in May 2005, the Board of Directors of the Company approved the adoption of the Taubman Centers, Inc. Non-Employee Directors’ Deferred Compensation Plan (DCP). The DCP allows each non-employee director of the Company the right to defer the receipt of all or a portion of his or her annual director retainer until the termination of his or her service on the Company’s Board of Directors and for such deferred compensation to be denominated in restricted stock units, representing the right to receive shares of the Company’s common stock at the end of the deferral period. The Company has authorized 175,000 shares of common stock for issuance under the DCP. During the deferral period, when the Company pays cash dividends on its common stock, the directors’ deferral accounts will be credited with dividend equivalents on their deferred restricted stock units, payable in additional restricted stock units based on the then-fair market value of the Company’s common stock. There were 7,981 restricted stock units outstanding under the DCP at December 31, 2006.

Other Employee Plans

As of December 31, 2006 and 2005 the Company had fully vested awards outstanding for 77,610 and 89,938 notional shares of stock, respectively, under a previous long-term performance compensation plan. These awards will be settled in cash based on a twenty day average of the market value of the Company's common stock. The cash payment on these cumulative units remaining has been deferred by employees until retirement or termination. The liability for the eventual payout of these awards is marked to market quarterly based on the twenty day average of the Company's stock price. The Company recorded compensation costs of $1.1 million, $0.6 million, and $2.6 million relating to these awards for the years ended December 31, 2006, 2005, and 2004, respectively. The Company paid $0.5 million, $6.0 million, and $0.3 million of this deferred liability during the years ended December 31, 2006, 2005, and 2004, respectively.

The Company has a voluntary retirement savings plan established in 1983 and amended and restated effective January 1, 2001 (the Plan). The Plan is qualified in accordance with Section 401(k) of the Internal Revenue Code (the Code). The Company contributes an amount equal to 2% of the qualified wages of all qualified employees and matches employee contributions in excess of 2% up to 7% of qualified wages. In addition, the Company may make discretionary contributions within the limits prescribed by the Plan and imposed in the Code. Costs relating to the Plan were $1.7 million in 2006, $1.6 million in 2005, and $1.9 million in 2004.

Note 16 - Common and Preferred Stock and Equity of TRG

Outstanding Preferred Stock and Equity

The Company is obligated to issue to the minority interest, upon subscription, one share of Series B Non-Participating Convertible Preferred Stock (Series B Preferred Stock) for each of the Operating Partnership units held by the minority interest. Each share of Series B Preferred Stock entitles the holder to one vote on all matters submitted to the Company's shareholders. The holders of Series B Preferred Stock, voting as a class, have the right to designate up to four nominees for election as directors of the Company. On all other matters, including the election of directors, the holders of Series B Preferred Stock will vote with the holders of common stock. The holders of Series B Preferred Stock are not entitled to dividends or earnings of the Company. Under certain circumstances, the Series B Preferred Stock is convertible into common stock at a ratio of 14,000 shares of Series B Preferred Stock for one share of common stock. During the years ended December 31, 2006, 2005, and 2004, 1,061,343 shares, 1,932,134 shares, and 565,575 shares, respectively, of Series B Preferred Stock were converted to 71 shares, 130 shares, and 38 shares, respectively, of the Company’s common stock as a result of tenders of units under the Continuing Offer (Note 17).

The Operating Partnership’s $30 million 8.2% Cumulative Redeemable Preferred Partnership Equity (Series F Preferred Equity) is owned by institutional investors, and has no stated maturity, sinking fund, or mandatory redemption requirements. The Company, beginning in May 2009 can redeem the Series F Preferred Equity. The holders of Series F Preferred Equity have the right, beginning in 2014, to exchange $100 in liquidation value of such equity for one share of Series F Preferred Stock. The terms of the Series F Preferred Stock are substantially similar to those of the Series F Preferred Equity. The Series F Preferred Stock is non-voting.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The 8.0% Series G Cumulative Redeemable Preferred Stock (Series G Preferred Stock), which was issued in 2004, has no stated maturity, sinking fund, or mandatory redemption requirements and is not convertible into any other security of the Company. The Series G Preferred Stock has liquidation preferences of $100 million ($25 per share). Dividends are cumulative and are payable in arrears on or before the last day of each calendar quarter. All accrued dividends have been paid. The Series G Preferred Stock will be redeemable by the Company at $25 per share, plus accrued dividends, beginning in November 2009. The Company owns corresponding Series G Preferred Equity interests in the Operating Partnership that entitle the Company to income and distributions (in the form of guaranteed payments) in amounts equal to the dividends payable on the Company's Series G Preferred Stock. The Series G Preferred Stock is non-voting.

The $87 million 7.625% Series H Cumulative Redeemable Preferred Stock (Series H Preferred Stock), which was issued in 2005, has no stated maturity, sinking fund, or mandatory redemption requirements and are not convertible into any other security of the Company. Dividends are cumulative and are payable in arrears on or before the last day of each calendar quarter. All accrued dividends have been paid. The Series H Preferred Stock will be redeemable by the Company at $25 per share (par), plus accrued dividends, beginning in July 2010. The Company owns corresponding Series H Preferred Equity interests in the Operating Partnership that entitle the Company to income and distributions (in the form of guaranteed payments) in amounts equal to the dividends payable on the Company’s Series H Preferred Stock. The Series H Preferred Stock is non-voting.

In connection with the Company’s 1999 acquisition of Lord Associates, a retail leasing firm, partnership units and Series B Preferred stock were being released over a five-year period ending in January 2005, with $0.5 million having been released in both 2005 and 2004. Such amounts were recognized as compensation expense.

Redemption of Preferred Stock and Equity

In May 2006, the Company redeemed all of the remaining 8.3% Series A Preferred Stock (Series A Preferred Stock) at a price of $25.27 per share, which included accrued and unpaid dividends. The Company previously had $113 million or 4,520,000 shares of its Series A Preferred Stock outstanding. Emerging Issues Task Force Topic D-42, “The Effect on the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock,” provides that any excess of the fair value of the consideration transferred to the holders of preferred stock redeemed over the carrying amount of the preferred stock should be subtracted from net earnings to determine net earnings available to common stockholders. As a result of application of Topic D-42, the Company recognized a charge of $4.0 million in the second quarter of 2006, representing the difference between the carrying value and the redemption price of the Series A Preferred Stock.

This Series A Preferred Stock was redeemed with the proceeds of a $113 million private preferred stock issuance, the Series I Cumulative Redeemable Preferred Stock (Series I Preferred Stock). The Series I Preferred Stock paid dividends at a floating rate equal to 3-month LIBOR plus 1.25%, an effective rate of 6.4225% for the period the shares were outstanding. The Company redeemed the Series I Preferred Stock on June 30, 2006, using available cash. The Company recognized a charge of $0.6 million at that time, representing the difference between the carrying value, which includes original issuance costs, and the redemption price of the Series I Preferred Stock.

In July 2005, the Company redeemed 3,480,000 shares of its 8,000,000 outstanding Series A Preferred Stock for $87 million. As a result of application of Topic D-42, the Company recognized a charge of $3.1 million in 2005, representing the difference between the carrying value and the redemption price of the shares of Series A Preferred Stock.

During November 2004, the Operating Partnership's Series C and Series D Preferred Equity were redeemed by the Company. The excess of the $100 million redemption value over the $97.3 million book value was recorded as a preferred distribution in the Company's results of operations for 2004.

Common Stock and Equity

In December 2005, the Company's Board of Directors authorized the purchase of up to $50 million of the Company's common stock on the open market. For each share of stock repurchased, an equal number of Operating Partnership units will be redeemed. There were no purchases under this program in 2006 or 2005. Repurchases of common stock will be financed through general corporate funds and through borrowings under existing lines of credit. During 2004 the Company repurchased shares of its common stock under a previous buyback program.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

In January 2004, 276,724 additional partnership units were issued in connection with the acquisition of the 30% interest in Beverly (Note 2).

Note 17 - Commitments and Contingencies

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

Based on a market value at December 31, 2006 of $50.86 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $1.3 billion. The purchase of these interests at December 31, 2006 would have resulted in the Company owning an additional 31% interest in the Operating Partnership.

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

The disposition of Woodland in 2005 by one of the Company's Unconsolidated Joint Ventures was structured in a tax efficient manner to facilitate the investment of the Company's share of the sales proceeds in a like-kind exchange in accordance with Section 1031 of the Internal Revenue Code and the regulations thereunder. The structuring of the disposition has included the continued existence and operation of the partnership that previously owned the shopping center. In connection with the disposition, the Company entered into a tax indemnification agreement with the Woodland joint venture partner, a life insurance company. Under this tax indemnification agreement, the Company has agreed to indemnify the joint venture partner in the event an unfavorable tax determination is received as a result of the structuring of the sale in the tax efficient manner described. The maximum amount that the Company could be required to pay under the indemnification is equal to the taxes incurred by the joint venture partner as a result of the unfavorable tax determination by the IRS or the state of Michigan within their respective three and four year statutory assessment limitation periods, in excess of those that would have otherwise been due if the Unconsolidated Joint Venture had sold Woodland, distributed the cash sales proceeds, and liquidated the owning entities. The Company cannot reasonably estimate this maximum amount of the indemnity, as the Company is not privy to or does not have knowledge of its joint venture partner's tax basis or tax attributes in the Woodland entities or its life insurance-related assets. However, the Company believes that the probability of having to perform under the tax indemnification agreement is remote. The Company and the Woodland joint venture partner have also indemnified each other for their shares of costs or revenues of operating or selling the shopping center in the event additional costs or revenues are subsequently identified.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Neither the Company, its subsidiaries, nor any of its joint ventures is presently involved in any material litigation, nor, to its knowledge, is any material litigation threatened against the Company, its subsidiaries, or any of the properties. Except for routine litigation involving present or former tenants (generally eviction or collection proceedings), substantially all litigation is covered by liability insurance. See also Notes 3 and 7.

See Note 2 regarding obligations and commitments related to Partridge Creek and The Pier and Note 11 for the Operating Partnership's guarantees of certain notes payable and other obligations.

Note 18 - Earnings Per Share

Basic earnings per share amounts are based on the weighted average of common shares outstanding for the respective periods. Diluted earnings per share amounts are based on the weighted average of common shares outstanding plus the dilutive effect of common stock equivalents. Common stock equivalents include outstanding partnership units exchangeable for common shares under the Continuing Offer (Note 17), outstanding options for units of partnership interest under the Operating Partnership’s incentive option plan, RSU under the LTIP and DCP (Note 15), and unissued partnership units under unit option deferral elections. In computing the potentially dilutive effect of these common stock equivalents, partnership units are assumed to be exchanged for common shares under the Continuing Offer, increasing the weighted average number of shares outstanding. The potentially dilutive effects of partnership units outstanding and/or issuable under the unit option deferral elections are calculated using the if-converted method, while the effects of other common stock equivalents are calculated using the treasury stock method.

As of December 31, 2006, there were 10.4 million partnership units outstanding and 0.9 million unissued partnership units under unit option deferral elections, which may be exchanged for common shares of the Company under the Continuing Offer (Note 17). Outstanding partnership units and unissued units were excluded from the computation of diluted earnings per share as they were anti-dilutive in all periods presented. These outstanding units and unissued units could only be dilutive to earnings per share if the minority interests' ownership share of the Operating Partnership's income was greater than their share of distributions.

	Year Ended December 31
	2006	2005	2004
Income (loss) from continuing operations allocable to common shareowners (Numerator):
Net income (loss) allocable to common shareowners	$21,394	$44,113	$(5,066)
Common shareowners' share of discontinued operations			(199)
Basic/diluted income (loss) from continuing operations	$21,394	$44,113	$(5,265)

Shares (Denominator) - basic	52,661,024	50,459,314	49,021,843
Effect of dilutive securities	318,429	70,825
Shares (Denominator) - diluted	52,979,453	50,530,139	49,021,843

Income (loss) from continuing operations per common share:
Basic	$0.41	$0.87	$(0.11)
Diluted	$0.40	$0.87	$(0.11)

Discontinued operations per common share:
Basic			$0.00
Diluted			$0.00

Note 19 - Cash Flow Disclosures and Non-Cash Investing and Financing Activities

Interest paid in 2006, 2005, and 2004, net of amounts capitalized of $9.8 million, $9.9 million, and $6.0 million, respectively, approximated $119.8 million, $112.0 million, and $93.7 million, respectively. The following non-cash investing and financing activities occurred during 2006, 2005, and 2004:

	2006	2005	2004
Non-cash additions to properties	$24,051	$50,844	$38,020
Note receivable on Woodland sale (Note 2)		9,000
Capital lease obligations		91	4,559
Issuance of partnership units in connection with acquisition (Note 2)			7,674

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

    Non-cash additions to properties primarily represent accrued construction and tenant allowance costs of new centers and development projects. Additionally, consolidated assets increased upon consolidation of the accounts of Cherry Creek in 2006 (Note 1) and the accounts of International Plaza in 2004 (Note 2).

Note 20 - Quarterly Financial Data (Unaudited)

The following is a summary of quarterly results of operations for 2006 and 2005:

	2006 (1)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$138,021	$139,276	$138,913	$163,074
Equity in income of Unconsolidated Joint Ventures	8,471	7,412	7,082	10,579
Income before minority and preferred interests	21,408	20,972	17,561	35,199
Net income	11,434	7,791	5,024	20,868
Net income (loss) allocable to common shareowners	5,431	(2,612)	1,366	17,209
Basic earnings per common share -
Net income (loss)	$0.10	$(0.05)	$0.03	$0.33
Diluted earnings per common share -
Net income (loss)	$0.10	$(0.05)	$0.03	$0.32

	2005 (2)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$112,157	$117,206	$114,159	$135,883
Equity in income of Unconsolidated Joint Ventures	9,070	9,372	9,268	14,740
Income before minority and preferred interests	18,216	11,227	9,752	71,036
Net income	8,420	1,636	288	61,391
Net income (loss) allocable to common shareowners	2,270	(4,514)	(9,030)	55,387
Basic earnings per common share -
Net income (loss)	$0.05	$(0.09)	$(0.18)	$1.09
Diluted earnings per common share -
Net income (loss)	$0.05	$(0.09)	$(0.18)	$0.93

(1)
Amounts include a $2.1 million charge incurred in the first quarter of 2006 in connection with the write-off of financing costs related to the refinancing of the loan on Willow Bend prior to maturity, charges of $4.6 million from the second quarter of 2006 associated with the redemption of the remaining $113 million of the Series A Preferred Stock and the redemption of the Series I Preferred Stock, and a $1.0 million charge from the third quarter of 2006 incurred due to the write-off of financing costs related to the refinancing of the loan on Dolphin prior to maturity.

(2)
Amounts include a $3.1 million charge incurred in connection with the redemption of $87 million of Series A stock in the third quarter of 2005, and $12.7 million of charges incurred during the fourth quarter of 2005 in connection with a prepayment premium and the write-off of financing costs related to the refinancing of Short Hills, the pay-off of the Northlake loan, and debt modifications in connection with the pay-off of the Oyster Bay loan. The fourth quarter of 2005 also includes a $52.8 million gain on the sale of Woodland (Note 2).

Note 21 - New Accounting Pronouncements

In December 2006, the FASB issued Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements.” This Staff Position requires companies that agree to register securities recognize a liability if a payment to investors for failing to fulfill the agreement is probable and its amount can be reasonably estimated. This Staff Position is effective for fiscal years beginning after December 15, 2006. The Company does not anticipate that the adoption of this Staff Position will have a material effect on its results of operations or financial position.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

In June 2006, the FASB issued Interpretation No. 48, “Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” This Interpretation defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not anticipate that the adoption of this Statement will have a material effect on its results of operations or financial position.

Note 22 - Subsequent Events

In January 2007, the Company assumed full management and leasing responsibility for The Pier. The Company is in final negotiations to increase its ownership interest in the center from 30% to 50%. The Company expects to complete this transaction and close on a refinancing of the property in the first quarter of 2007.

Also in January 2007, Taubman Asia completed the development services agreement for a 1.2 million square foot retail and entertainment complex in New Songdo City, Incheon, South Korea. The shopping complex is scheduled to open in early 2010, with construction beginning in 2007. Also, in January 2007, Taubman Asia was selected as the preferred retail partner of Macao Studio City, a resort property located on the Cotai Strip in Macao. Taubman Asia has signed a term sheet to acquire a minority position in the retail component of the project and will provide development, leasing and management services, subject to definitive agreements to be completed in the first half of 2007.

In addition, in January 2007, the Company announced its involvement as a third party leasing agent for a lifestyle center in the city of North Las Vegas, Nevada. This is a mixed use project that will include retail, dining, and entertainment of up to 1.3 million square feet and a residential component consisting of approximately 800 units. The shopping center will open in late 2008. The developer of the residential component is an affiliate of the Taubman family.

Also in January 2007, the Company acquired land for future development for $15.5 million.

Schedule II
TAUBMAN CENTERS, INC.
VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2006, 2005, and 2004
(in thousands)

		Additions
	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write-offs	Transfers, net		Balance at end of year
Year ended December 31, 2006
Allowance for doubtful receivables	$5,497	$5,110		$(3,055)	$29	(1)	$7,581

Year ended December 31, 2005
Allowance for doubtful receivables	$8,661	2,512		(5,676)			$5,497

Year ended December 31, 2004
Allowance for doubtful receivables	$7,403	4,103		(4,039)	1,194	(2)	$8,661

(1)	Represents the transfer in of Cherry Creek. Prior to January 1, 2006, the Company accounted for its interest in Cherry Creek under the equity method.
(2)	Represents the transfer in of International Plaza. Prior to July 2004, the Company accounted for its interest in International Plaza under the equity method.

Schedule III
TAUBMAN CENTERS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2006
(in thousands)

	Initial Cost to Company			Gross Amount at Which Carried at Close of Period
	Land	Buildings, Improvements, and Equipment	Cost Capitalized Subsequent to Acquisition	Land	BI&E	Total		Accumulated Depreciation(A/D)	Total Cost Net of A/D	Encumbrances		Date of Completion of Construction or Acquisition	Depreciable Life
Shopping Centers:
Beverly Center, Los Angeles, CA		$209,149	$40,417		$249,566	$249,566		$105,053	$144,513	$343,608		1982	40 Years
Cherry Creek Shopping Center, Denver, CO		99,260	107,611		206,871	206,871		87,600	119,271	280,000		1990	40 Years
Dolphin Mall, Miami, FL	$34,881	240,261	14,684	$34,881	254,945	289,826		48,791	241,035	5,000	(1)	2001	50 Years
Fairlane Town Center, Dearborn, MI	17,330	104,668	31,876	17,330	136,544	153,874		45,439	108,435	55,000	(1)	1996	40 Years
Great Lakes Crossing, Auburn Hills, MI	15,506	194,584	21,524	15,506	216,108	231,614		73,533	158,081	142,908		1998	50 Years
International Plaza, Tampa, FL		309,784	8,971		318,755	318,755		58,684	260,071	178,719		2001	50 Years
MacArthur Center, Norfolk, VA		146,204	10,836		157,040	157,040		36,617	120,423	138,243		1999	50 Years
Northlake Mall, Charlotte, NC	22,540	148,098	3,197	22,540	151,295	173,835		14,139	159,696	215,500		2005	50 Years
Regency Square, Richmond, VA	18,635	101,600	9,595	18,635	111,195	129,830		33,292	96,538	77,812		1997	40 Years
The Mall at Short Hills, Short Hills, NJ	25,114	169,204	119,485	25,114	288,689	313,803		106,871	206,932	540,000		1980	40 Years
Stony Point Fashion Park, Richmond, VA	10,677	101,797	1,058	10,677	102,855	113,532		20,735	92,797	111,864		2003	50 Years
Twelve Oaks Mall, Novi, MI	25,410	191,185	7,109	25,410	198,294	223,704		71,266	152,438	-	(1)	1977	50 Years
The Mall at Wellington Green, Wellington, FL	18,967	192,370	8,508	21,439	198,406	219,845		47,654	172,191	200,000		2001	50 Years
The Shops at Willow Bend, Plano, TX	26,192	229,523	7,706	26,192	237,229	263,421		46,922	216,499			2001	50 Years
Other:
Office Facilities			25,143		25,143	25,143		11,552	13,591
Peripheral Land	30,828			30,828		30,828			30,828
Construction in Process and Development Pre-Construction Costs		188,840	41,062		229,902	229,902			229,902	22,010
Assets under CDD obligations	4,164	61,411		4,164	61,411	65,575		12,732	52,843
Other		1,158			1,158	1,158		504	654
TOTAL	$250,244	$2,689,096	$458,782	$252,716	$3,145,406	$3,398,122	(2)	$821,384	$2,576,738

The changes in total real estate assets and accumulated depreciation for the years ended December 31, 2006, 2005, and 2004 are as follows:

	Total Real Estate Assets		Total Real Estate Assets	Total Real Estate Assets			Accumulated Depreciation	Accumulated Depreciation (5)	Accumulated Depreciation (5)
	2006		2005	2004			2006	2005	2004
Balance, beginning of year	$3,081,324		$2,936,964	$2,519,922		Balance, beginning of year	$(651,665)	$(558,891)	$(450,515)
New development and improvements	151,428		173,297	112,995		Depreciation for year	(128,488)	(120,673)	(102,330)
Disposals/Write-offs	(39,672)		(27,905)	(15,997)		Disposals/Write-offs	39,195	27,782	24,314
Transfers In/(Out)	205,042	(3)	(1,032)	320,044	(4)	Transfers In/(Out)	(80,426)	117	(30,360)
Balance, end of year	$3,398,122		$3,081,324	$2,936,964		Balance, end of year	$(821,384)	$(651,665)	$(558,891)

(1)	These centers are collateral for the Company’s $350 million line of credit. Borrowings under the line of credit are primary obligations of the entities owning these centers.
(2)	The unaudited aggregate costs for federal income tax purposes as of December 31, 2006 was $3.220 billion.
(3)	Includes costs related to Cherry Creek, which became a consolidated center in 2006.
(4)	Includes costs relating to International Plaza, which became a Consolidated Joint Venture in 2004.
(5)	Does not include depreciation of assets recoverable from tenants.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAUBMAN CENTERS, INC.

Date: February 27, 2007	By:	/s/ Robert S. Taubman
Robert S. Taubman, Chairman of the Board, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert S. Taubman	Chairman of the Board, President,	February 27, 2007
Robert S. Taubman	Chief Executive Officer, and Director

/s/ Lisa A. Payne	Vice Chairman, Chief Financial	February 27, 2007
Lisa A. Payne	Officer, and Director (Principal Financial Officer)

/s/ William S. Taubman	Chief Operating Officer,	February 27, 2007
William S. Taubman	and Director

/s/ Esther R. Blum	Senior Vice President, Controller, and	February 27, 2007
Esther R. Blum	Chief Accounting Officer

*	Director	February 27, 2007
Graham Allison

*	Director	February 27, 2007
Jerome A. Chazen

*	Director	February 27, 2007
Craig M. Hatkoff

*	Director	February 27, 2007
Peter Karmanos, Jr.

*	Director	February 27, 2007
William U. Parfet

*By:	/s/ Lisa A. Payne
Lisa A. Payne, as Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number

3(a)	--
Restated By-Laws of Taubman Centers, Inc. (incorporated herein by reference to Exhibit 3 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (“2005 Second Quarter Form 10-Q”)).

3(b)	--
Restated Articles of Incorporation of Taubman Centers, Inc. (incorporated herein by reference to Exhibit 3 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

4(a)	--
Loan Agreement dated as of January 15, 2004 among La Cienega Associates, as Borrower, Column Financial, Inc., as Lender (incorporated herein by reference to Exhibit 4 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 ("2004 First Quarter Form 10-Q"))

4(b)	--
Assignment of Leases and Rents, La Cienega Associates, Assignor, and Column Financial, Inc., Assignee, dated as of January 15, 2004 (incorporated herein by reference to Exhibit 4 filed with the 2004 First Quarter Form 10-Q).

4(c)	--
Leasehold Deed of Trust, with Assignment of Leases and Rents, Fixture Filing, and Security Agreement, dated as of January 15, 2004, from La Cienega Associates, Borrower, to Commonwealth Land Title Company, Trustee, for the benefit of Column Financial, Inc., Lender (incorporated herein by reference to Exhibit 4 filed with the 2004 First Quarter Form 10-Q).

4(d)	--
Amended and Restated Promissory Note A-1, dated December 14, 2005, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated December 16, 2005).

4(e)	--
Amended and Restated Promissory Note A-2, dated December 14, 2005, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K dated December 16, 2005).

4(f)	--
Amended and Restated Promissory Note A-3, dated December 14, 2005, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K dated December 16, 2005).

4(g)	--
Amended and Restated Mortgage, Security Agreement and Fixture Filings, dated December 14, 2005 by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company (incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K dated December 16, 2005).

4(h)	--
Amended and Restated Assignment of Leases, dated December 14, 2005, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company (incorporated by reference to Exhibit 4.5 of the Registrant’s Current Report on Form 8-K dated December 16, 2005).

4(i)	--
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

4(j)	--
Second Amended and Restated Mortgage, Assignment of Leases and Rents and Security Agreement, dated as of August 9, 2006, by and between Dolphin Mall Associates Limited Partnership and Eurohypo AG, New York Branch, as Administrative Agent (incorporated herein by reference to Exhibit 4.5 filed with the Registrant’s Current Report on Form 8-K dated August 9, 2006).

4(k)	--
Amended and Restated Mortgage, dated as of August 9, 2006, by and between Fairlane Town Center LLC and Eurohypo AG, New York Branch, as Administrative Agent (incorporated herein by reference to Exhibit 4.3 filed with the Registrant’s Current Report on Form 8-K dated August 9, 2006).

4(l)	--
Amended and Restated Mortgage, dated as of August 9, 2006, by and between Twelve Oaks Mall, LLC and Eurohypo AG, New York Branch, as Administrative Agent (incorporated herein by reference to Exhibit 4.4 filed with the Registrant’s Current Report on Form 8-K dated August 9, 2006).

4(m)	--
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

*10(c)	--
Second Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated Effective as of September 30, 1997 (incorporated herein by reference to Exhibit 10(c) filed with the 2004 Form 10-K).

*10(d)	--
Third Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated Effective as of September 30, 1997 (incorporated herein by reference to Exhibit 10(d) filed with the 2004 Form 10-K).

*10(e)	--	The Form of The Taubman Realty Group Limited Partnership 1992 Incentive Option Plan Option Agreement (incorporated herein by reference to Exhibit 10(e) filed with the 2004 Form 10-K).

10(f)	--	Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager (incorporated herein by reference to Exhibit 10(f) filed with the 1992 Form 10-K).

10(g)	--
Amended and Restated Cash Tender Agreement among Taubman Centers, Inc., The Taubman Realty Group Limited Partnership, and A. Alfred Taubman, A. Alfred Taubman, acting not individually but as Trustee of the A. Alfred Taubman Restated Revocable Trust, and TRA Partners, (incorporated herein by reference to Exhibit 10 (a) filed with the 2000 Second Quarter Form 10-Q).

*10(h)	--	Supplemental Retirement Savings Plan (incorporated herein by reference to Exhibit 10(i) filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

*10(i)	--	The Taubman Company Long-Term Compensation Plan (as amended and restated effective January 1, 2000) (incorporated herein by reference to Exhibit 10 (c) filed with the 2000 Second Quarter Form 10-Q).

*10(j)	--
First Amendment to the Taubman Company Long-Term Compensation Plan (as amended and restated effective January 1, 2000) (incorporated herein by reference to Exhibit 10(m) filed with the 2004 Form 10-K).

*10(k)	--	Second Amendment to the Taubman Company Long-Term Performance Compensation Plan (as amended and restated effective January 1, 2000).

*10(l)	--	The Taubman Company 2005 Long-Term Incentive Plan (incorporated herein by reference to the Form DEF14A filed with the Securities and Exchange Commission on April 5, 2005).

*10(m)	--
Employment Agreement between The Taubman Company Limited Partnership and Lisa A. Payne (incorporated herein by reference to Exhibit 10 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

*10(n)	--
Change of Control Agreement, dated July 17, 2006, by and among the Company, Taubman Realty Group Limited Partnership, and Lisa A. Payne (incorporated herein by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K dated July 17, 2006).

*10(o)	--	Form of Change of Control Agreement (incorporated herein by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K dated July 17, 2006).

10(p)	--	Second Amended and Restated Continuing Offer, dated as of May 16, 2000. (incorporated herein by reference to Exhibit 10 (b) filed with the 2000 Second Quarter Form 10-Q).

10(q)	--
The Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership dated September 30, 1998 (incorporated herein by reference to Exhibit 10 filed with the Registrant’s Quarterly Report on Form 10-Q dated September 30, 1998).

10(r)	--
Annex II to Second Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership. (incorporated herein by reference to Exhibit 10(p) filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (“1999 Form 10-K”)).

10(s)	--
Annex III to The Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership, dated as of May 27, 2004 (incorporated by reference to Exhibit 10(c) filed with the 2004 Second Quarter Form 10-Q).

10(t)	--
First Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership dated September 30, 1998 (incorporated herein by reference to Exhibit 10(b) filed with the Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2002 (“2002 Second Quarter Form 10-Q/A”)).

10(u)	--
Second Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership effective as of September 3, 1999 (incorporated herein by reference to Exhibit 10(a) filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (“1999 Third Quarter Form 10-Q”)).

10(v)	--
Third Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership, dated May 2, 2003 (incorporated herein by reference to Exhibit 10(a) filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (“2003 Second Quarter Form 10-Q”)).

10(w)	--
Fourth Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership, dated December 31, 2003 (incorporated herein by reference to Exhibit 10(x) filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10(x)	--
Fifth Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership, dated February 1, 2005 (incorporated herein by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on February 7, 2005).

10(y)	--
Sixth Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership, dated March 29, 2006 (incorporated herein by reference to Exhibit 10 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

10(z)	--
Amended and Restated Shareholders’ Agreement dated as of October 30, 2001 among Taub-Co Management, Inc., The Taubman Realty Group Limited Partnership, The A. Alfred Taubman Restated Revocable Trust, and Taub-Co Holdings LLC (incorporated herein by reference to Exhibit 10(q) filed with the 2001 Form 10-K).

*10(aa)	--	The Taubman Realty Group Limited Partnership and The Taubman Company LLC Election and Option Deferral Agreement (incorporated herein by reference to Exhibit 10(r) filed with the 2001 Form 10-K).

10(ab)	--
Amended and Restated Agreement of Partnership of Sunvalley Associates, a California general partnership (incorporated herein by reference to Exhibit 10(a) filed with the 2002 Second Quarter Form 10-Q/A).

10(ac)	--	Operating Agreement of Taubman Land Associates, a Delaware Limited Liability Company, dated October 20, 2006.

*10(ad)	--
Summary of Compensation for the Board of Directors of Taubman Centers, Inc. (incorporated herein by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K dated December 7, 2004).

*10(ae)	--	Summary of Compensation for the Board of Directors of Taubman Centers, Inc.

*10(af)	--	The Form of The Taubman Company Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10 of the Registrant’s Current Report on Form 8-K dated May 18, 2005).
*10(ag)	--	The Taubman Centers, Inc. Non-Employee Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10 of the Registrant’s Current Report on Form 8-K dated May 18, 2005).

*10(ah)	--	The Form of The Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan (incorporated by reference to Exhibit 10 of the Registrant’s Current Report on Form 8-K dated May 18, 2005).

12	--	Statement Re: Computation of Taubman Centers, Inc. Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

21	--	Subsidiaries of Taubman Centers, Inc.

23	--	Consent of KPMG LLP.

24	--	Powers of Attorney.

31(a)	--	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	--	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	--	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	--	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(a)	--	Debt Maturity Schedule.

99(b)	--	Real Estate and Accumulated Depreciation Schedule of the Unconsolidated Joint Ventures of The Taubman Realty Group Limited Partnership.