Form 10-Q
period 2007-03-31
TAUBMAN CENTERS INC
filed 2007-04-27
CIK 890319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2007
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

☐Yes ☒ No

As of April 26, 2007, there were outstanding 53,602,559 shares of the Company's common stock, par value $0.01 per share.

TAUBMAN CENTERS, INC.

TAUBMAN CENTERS, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	March 31	December 31
	2007	2006
Assets:
Properties	$3,427,996	$3,398,122
Accumulated depreciation and amortization	(844,080)	(821,384)
	$2,583,916	$2,576,738
Investment in Unconsolidated Joint Ventures (Note 4)	87,254	86,493
Cash and cash equivalents (Note 5)	25,517	26,282
Accounts and notes receivable, less provision for bad debts of $8,992 and $7,581 in 2007 and 2006	38,052	36,650
Accounts and notes receivable from related parties	2,275	2,444
Deferred charges and other assets	96,831	98,015
	$2,833,845	$2,826,622
Liabilities:
Notes payable (Note 5)	$2,365,374	$2,319,538
Accounts payable and accrued liabilities	213,511	247,432
Dividends and distributions payable	20,101	19,849
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures (Note 4)	104,792	101,944
	$2,703,778	$2,688,763
Commitments and contingencies (Notes 3, 5, 7, and 8)

Preferred Equity of TRG	$29,217	$29,217

Partners' Equity of TRG allocable to minority partners (Note 1)

Shareowners' Equity:
Series B Non-Participating Convertible Preferred Stock, $0.001 par and liquidation value, 40,000,000 shares authorized, 27,444,088 and 28,113,897 shares issued and outstanding at March 31, 2007 and December 31, 2006	$27	$28
  Series G Cumulative Redeemable Preferred Stock, 4,000,000 shares authorized, no par, $100 million liquidation preference,
    4,000,000 shares issued and outstanding at March 31, 2007 and December 31, 2006

Series H Cumulative Redeemable Preferred Stock, 3,480,000 shares authorized, no par, $87 million liquidation preference, 3,480,000 shares issued and outstanding at March 31, 2007 and December 31, 2006
Common Stock, $0.01 par value, 250,000,000 shares authorized, 53,602,344 and 52,931,594 shares issued and outstanding at March 31, 2007 and December 31, 2006	536	529
Additional paid-in capital	637,086	635,304
Accumulated other comprehensive income (loss)	(9,220)	(9,560)
Dividends in excess of net income (Note 1)	(527,579)	(517,659)
	$100,850	$108,642
	$2,833,845	$2,826,622

See notes to consolidated financial statements.

 TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Three Months Ended March 31
	2007	2006
Revenues:
Minimum rents	$78,655	$75,995
Percentage rents	2,308	2,890
Expense recoveries	50,623	44,893
Management, leasing, and development services	4,890	2,923
Other	8,550	11,320
	$145,026	$138,021
Expenses:
Maintenance, taxes, and utilities	$37,919	$34,798
Other operating	16,796	16,595
Management, leasing, and development services	2,790	1,518
General and administrative	7,321	6,924
Interest expense (Note 5)	29,694	34,283
Depreciation and amortization	32,533	33,389
	$127,053	$127,507
Gains on land sales and interest income	$391	$2,423

Income before equity in income of Unconsolidated Joint Ventures and minority and preferred interests	$18,364	$12,937
Equity in income of Unconsolidated Joint Ventures (Note 4)	8,186	8,471
Income before minority and preferred interests	$26,550	$21,408
Minority interest in consolidated joint ventures (Note 1):
Minority share of income of consolidated joint ventures	(1,913)	(1,705)
Distributions in excess of minority share of income of consolidated joint ventures	608	1,244
Minority interest in TRG:
Minority share of income of TRG	(7,741)	(5,717)
Distributions in excess of minority share of income of TRG (Note 1)	(2,833)	(3,181)
TRG Series F preferred distributions	(615)	(615)
Net income	$14,056	$11,434
Series A, G, and H preferred stock dividends (Note 6)	(3,658)	(6,003)
Net income allocable to common shareowners	$10,398	$5,431

Net income	$14,056	$11,434
Other comprehensive income:
Unrealized gain on interest rate instruments and other	25	914
Reclassification adjustment for amounts recognized in net income	315	461
Comprehensive income	$14,396	$12,809

Basic and diluted earnings per common share (Note 9) -
Net income	$0.19	$0.10

Cash dividends declared per common share	$0.375	$0.305

Weighted average number of common shares outstanding	53,423,628	52,128,022

See notes to consolidated financial statements.

 TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Three Months Ended March 31
	2007	2006
Cash Flows From Operating Activities:
Net income	$14,056	$11,434
Adjustments to reconcile net income to net cash provided by operating activities:
Minority and preferred interests	12,494	9,974
Depreciation and amortization	32,533	33,389
Provision for bad debts	2,069	1,620
Gains on sales of land		(759)
Other	2,144	1,751
Increase (decrease) in cash attributable to changes in assets and liabilities:
Receivables, deferred charges, and other assets	(1,854)	920
Accounts payable and other liabilities	(26,201)	(23,751)
Net Cash Provided by Operating Activities	$35,241	$34,578

Cash Flows From Investing Activities:
Additions to properties	$(44,770)	$(50,828)
Net proceeds from disposition of interest in center (Note 4)		9,000
Acquisition of marketable equity securities	(2,290)
Proceeds from sales of land		1,907
Contributions to Unconsolidated Joint Ventures	(611)	(1,074)
Distributions from Unconsolidated Joint Ventures in excess of income	2,726	2,784
Net Cash Used In Investing Activities	$(44,945)	$(38,211)

Cash Flows From Financing Activities:
Debt proceeds	$50,092	$215,500
Debt payments	(5,152)	(205,241)
Debt issuance costs		(454)
Distributions to minority and preferred interests	(12,494)	(9,513)
Cash dividends to preferred shareowners	(3,658)	(6,003)
Cash dividends to common shareowners	(19,849)	(15,816)
Net Cash Provided By (Used In) Financing Activities	$8,939	$(21,527)

Net Decrease In Cash and Cash Equivalents	$(765)	$(25,160)

Cash and Cash Equivalents at Beginning of Period	26,282	163,577

Effect of consolidating Cherry Creek Shopping Center (Note 1) (Cherry Creek Shopping Center's cash balance at beginning of year)		2,354

Cash and Cash Equivalents at End of Period	$25,517	$140,771

Non-cash investing and financing activities - Consolidated assets and liabilities increased upon consolidation of the accounts of Cherry Creek Shopping Center on January 1, 2006 (Note 1).

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Interim Financial Statements

General

Taubman Centers, Inc. (the Company or TCO), a real estate investment trust, or REIT, is the managing general partner of The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG). The Operating Partnership is an operating subsidiary that engages in the ownership, management, leasing, acquisition, development, and expansion of regional and super-regional retail shopping centers and interests therein. The Operating Partnership's owned portfolio as of March 31, 2007 included 22 urban and suburban shopping centers in ten states. One new center is under construction in Michigan.

Taubman Asia, which is the platform for the Company’s expansion into the Asia-Pacific region, is headquartered in Hong Kong.

Consolidation

The consolidated financial statements of the Company include all accounts of the Company, the Operating Partnership, and its consolidated subsidiaries, including The Taubman Company LLC (the Manager) and Taubman Properties Asia LLC (Taubman Asia). The Company consolidates the accounts of the owner of The Mall at Partridge Creek (Partridge Creek) (Note 3), which qualifies as a variable interest entity under FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (FIN 46R) for which the Operating Partnership is considered to be the primary beneficiary. All intercompany transactions have been eliminated.

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

Because the net equity balance (accumulated distributions from operations in excess of net income) of the outside partners in certain of the Company’s consolidated joint ventures is less than zero, the interest of these outside partners is presented as a zero balance in the consolidated balance sheet as of March 31, 2007 and December 31, 2006. The income allocated to these noncontrolling partners is equal to their share of operating distributions as long as the net equity of the partners is less than zero.

The Company accounts for distributions to minority partners that result from financing transactions as a debit balance minority interest upon determination that (1) the distribution was the result of appreciation in the fair value of the property above the book value, (2) the financing was provided at a loan to value ratio commensurate with non-recourse real estate lending, and (3) the excess of the property value over the financing provides support for the eventual recovery of the debit balance minority interest upon sale or disposal of the property. Debit balance minority interests are considered as part of the carrying value of a property for purposes of evaluating impairment, should events or circumstances indicate that the carrying value may not be recoverable.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Ownership

In addition to the Company’s common stock, there are three classes of preferred stock (Series B, G, and H) outstanding as of March 31, 2007. Dividends on the 8% Series G and 7.625% Series H preferred stocks are cumulative and are payable in arrears on or about the last day of each calendar quarter. The Company owns corresponding Series G and Series H Preferred Equity interests in the Operating Partnership that entitle the Company to income and distributions (in the form of guaranteed payments) in amounts equal to the dividends payable on the Company’s Series G and Series H Preferred Stock.

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

The Operating Partnership

At March 31, 2007, the Operating Partnership’s equity included three classes of preferred equity (Series F, G, and H) and the net equity of the partnership unitholders. Net income and distributions of the Operating Partnership are allocable first to the preferred equity interests, and the remaining amounts to the general and limited partners in the Operating Partnership in accordance with their percentage ownership. The Series G and Series H Preferred Equity are owned by the Company and are eliminated in consolidation. The Series F Preferred Equity is owned by an institutional investor.

Because the net equity of the Operating Partnership unitholders is less than zero, $(320) million as of March 31, 2007, the interest of the noncontrolling unitholders is presented as a zero balance in the consolidated balance sheet as of March 31, 2007 and December 31, 2006. The income allocated to the noncontrolling unitholders is equal to their share of distributions as long as the net equity of the Operating Partnership is less than zero. The net equity of the Operating Partnership is less than zero because of accumulated distributions in excess of net income and not as a result of operating losses. Distributions to partners are usually greater than net income because net income includes non-cash charges for depreciation and amortization.

The Company's ownership in the Operating Partnership at March 31, 2007 consisted of a 66% managing general partnership interest, as well as the Series G and H Preferred Equity interests. The Company's average ownership percentage in the Operating Partnership for the three months ended March 31, 2007 and 2006 was 66% and 64%, respectively. At March 31, 2007, the Operating Partnership had 81,079,641 units of partnership interest outstanding, of which the Company owned 53,602,344.

Finite Life Entities

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. At March 31, 2007, the Company held controlling majority interests in consolidated entities with specified termination dates in 2080 and 2083. The minority owners’ interests in these entities are to be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entity. The estimated fair value of these minority interests were approximately $204.2 million at March 31, 2007, compared to a book value of $(45.5) million, which are classified as Deferred Charges and Other Assets in the Company’s consolidated balance sheet.

Other

The unaudited interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. The results of interim periods are not necessarily indicative of the results for a full year.

Dollar amounts presented in tables within the notes to the financial statements are stated in thousands, except share data or as otherwise noted.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 2 - Income Taxes

The Company’s taxable REIT subsidiaries are subject to corporate level income taxes, which are provided for in the Company’s financial statements. The Company's deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. The Company’s temporary differences primarily relate to deferred compensation and depreciation. During the three months ended March 31, 2007, the Company’s foreign and federal income tax expenses were each less than $0.1 million. As of March 31, 2007, the Company had a net deferred tax asset of $3.3 million, after a valuation allowance of $4.7 million. As of December 31, 2006, the net deferred tax asset was $3.3 million, after a valuation allowance of $5.6 million.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48) on January 1, 2007. FIN 48 defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Adoption of FIN 48 did not have a material effect on the Company’s results of operations or financial position.

The Company had no unrecognized tax benefits as of the January 1, 2007 adoption date or as of March 31, 2007. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of March 31, 2007. The Company has no interest or penalties relating to income taxes recognized in the statement of operations for the three months ended March 31, 2007 or in the balance sheet as of March 31, 2007. As of March 31, 2007, returns for the calendar years 2003 through 2006 remain subject to examination by U.S. and various state and foreign tax jurisdictions.

Note 3 - New Center Development and Services

New Center Development

The Mall at Partridge Creek

Partridge Creek, a 640,000 square foot center, is under construction in Clinton Township, Michigan. The center, which is 85% leased and committed, will be anchored by Nordstrom, Parisian, and MJR Theatres, and is scheduled to open on October 18, 2007, with Nordstrom opening in April 2008. In May 2006, the Operating Partnership engaged the services of a third-party investor to acquire certain property associated with the project, in order to facilitate a Section 1031 like-kind exchange to provide flexibility for disposing of assets in the future. The third-party investor became the owner of the project and leases the land from a subsidiary of the Operating Partnership. In turn, the owner leases the project back to the Operating Partnership. The Company consolidates the accounts of the owner.

The Pier Shops at Caesars

The Pier Shops at Caesars (The Pier Shops), located in Atlantic City, New Jersey, began opening in phases in June 2006. Gordon Group Holdings LLC developed the center, and in January 2007, the Company assumed full management and leasing responsibility for the center. In April 2007, the Company increased its ownership of The Pier Shops to 77.5% (Note 11).

The Mall at Oyster Bay

The Company is seeking a final decision in the Supreme Court of the State of New York (Suffolk County) on the Company’s land use plan to build a mall in Syosset, Long Island, New York. The Company believes it will be successful in this litigation and will ultimately build the mall, which will be anchored by Neiman Marcus, Nordstrom, and Barneys New York. However, if the Company is ultimately unsuccessful it is anticipated that the recovery on this asset would be significantly less than its current investment. The Company’s investment in The Mall at Oyster Bay (Oyster Bay) was $131.3 million as of March 31, 2007.

Land

In January 2007, the Company acquired land for future development in North Atlanta, Georgia, for $15.5 million.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Services

In January 2007, the Company announced its involvement as a third party leasing agent for a lifestyle center in the city of North Las Vegas, Nevada. This is a mixed use project that will include retail, dining, and entertainment of up to 1.3 million square feet and a residential component consisting of approximately 800 units. The shopping center is expected to open in late 2008. The developer of the residential component is a joint venture, which includes an affiliate of the Taubman family. The Taubman family affiliate also participates in the project’s non-residential component.

Taubman Asia

In January 2007, Taubman Asia entered into an agreement to provide development services for a 1.2 million square foot retail and entertainment complex in New Songdo City, Incheon, South Korea. The shopping complex is scheduled to open in early 2010, with construction beginning in 2007. The Company negotiated the opportunity to invest in a portion of the broader project, which will include not only retail, but also office, hotel, and residential uses. The Company anticipates finalizing its decision on this investment in 2007.

Also in January 2007, Taubman Asia announced its involvement in the retail component of Macao Studio City on the Cotai Strip in Macao. Taubman Asia has signed a term sheet to acquire a minority position in the retail component of the project and will provide development, leasing, and management services, subject to definitive agreements to be completed in the first half of 2007.

Note 4 - Investments in Unconsolidated Joint Ventures

General Information

The Company has investments in joint ventures that own shopping centers. The Operating Partnership is the managing general partner or managing member of these Unconsolidated Joint Ventures, except for the ventures that own Arizona Mills, The Mall at Millenia, and Waterside Shops at Pelican Bay.

Shopping Center	Ownership as of March 31, 2007 and December 31, 2006
Arizona Mills	50%
Fair Oaks Mall	50
The Mall at Millenia	50
The Pier Shops at Caesars	(Notes 3 and 11)
Stamford Town Center	50
Sunvalley	50
Waterside Shops at Pelican Bay	25
Westfarms	79

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

Other

In 2006, the Company collected the remaining $9 million of receivables for the disposition of its interest in Woodland in 2005.

The Company has not yet received audited financial statements for any period after 2004 from The Mills Corporation, which manages the 50% unconsolidated joint venture, Arizona Mills. Amounts recognized relating to Arizona Mills may change as a result of the completion of prior years’ Arizona Mills audits. In the first quarter of 2007, the Company received a prior period adjustment relating to accounting for lease incentives of $0.6 million. The Company’s share was a $0.3 million reduction of income.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Combined Financial Information

Combined balance sheet and results of operations information is presented in the following table for the Unconsolidated Joint Ventures, followed by the Operating Partnership's beneficial interest in the combined information. Amounts related to The Pier Shops were included in the combined information of the Unconsolidated Joint Ventures. Beneficial interest is calculated based on the Operating Partnership's ownership interest in each of the Unconsolidated Joint Ventures.

	March 31	December 31
	2007	2006
Assets:
Properties	$1,165,885	$1,157,872
Accumulated depreciation and amortization	(328,953)	(320,256)
	$836,932	$837,616
Cash and cash equivalents	28,521	35,504
Accounts and notes receivable, less provision for bad debts of $2,525 and $2,032 in 2007 and 2006	25,290	26,769
Deferred charges and other assets	22,058	23,417
	$912,801	$923,306

Liabilities and accumulated deficiency in assets:
Notes payable	$1,096,131	$1,097,347
Accounts payable and other liabilities	77,985	84,177
TRG's accumulated deficiency in assets	(164,576)	(163,778)
Unconsolidated Joint Venture Partners' accumulated deficiency in assets	(96,739)	(94,440)
	$912,801	$923,306

TRG's accumulated deficiency in assets (above)	$(164,576)	$(163,778)
TRG basis adjustments, including elimination of intercompany profit	76,994	77,797
TCO's additional basis	70,044	70,530
Net Investment in Unconsolidated Joint Ventures	$(17,538)	$(15,451)
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures	104,792	101,944
Investment in Unconsolidated Joint Ventures	$87,254	$86,493

	Three Months Ended March 31
	2007	2006
Revenues	$63,822	$58,400
Maintenance, taxes, utilities, and other operating expenses	$24,557	$19,151
Interest expense	17,804	13,242
Depreciation and amortization	9,728	9,490
Total operating costs	$52,089	$41,883
Interest income	447	252
Net income	$12,180	$16,769

Net income allocable to TRG	$8,571	$9,025
Realized intercompany profit, net of depreciation on TRG’s basis adjustments	101	(68)
Depreciation of TCO's additional basis	(486)	(486)
Equity in income of Unconsolidated Joint Ventures	$8,186	$8,471

Beneficial interest in Unconsolidated Joint Ventures' operations:
Revenues less maintenance, taxes, utilities, and other operating expenses	$21,884	$22,368
Interest expense	(8,302)	(7,556)
Depreciation and amortization	(5,396)	(6,341)
Equity in income of Unconsolidated Joint Ventures	$8,186	$8,471

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 5 - Beneficial Interest in Debt and Interest Expense

The Operating Partnership's beneficial interest in the debt, capital lease obligations, capitalized interest, and interest expense of its consolidated subsidiaries and its Unconsolidated Joint Ventures is summarized in the following table. The Operating Partnership's beneficial interest in the Consolidated Subsidiaries excludes debt and interest related to the minority interests in Cherry Creek (50%), International Plaza (49.9%), MacArthur Center (5%), and The Mall at Wellington Green (10%). The Operating Partnership’s beneficial interest in Unconsolidated Joint Venture amounts excludes The Pier Shops. In April 2007, the Company increased its ownership in The Pier Shops to 77.5% and refinanced the existing construction loan (Note 11).

	At 100%		At Beneficial Interest
	Consolidated Subsidiaries	Unconsolidated Joint Ventures	Consolidated Subsidiaries	Unconsolidated Joint Ventures
Debt as of:
March 31, 2007	$2,365,374	$1,096,131	$2,109,486	$520,848
December 31, 2006	2,319,538	1,097,347	2,063,111	522,180

Capital lease obligations as of:
March 31, 2007	$8,592	$1,136	$8,515	$568
December 31, 2006	7,501	676	7,336	338

Capitalized interest:
Three months ended March 31, 2007	$3,480		$3,479
Three months ended March 31, 2006	1,973		1,972

Interest expense:
Three months ended March 31, 2007	$29,694	$17,804	$26,492	$8,302
Three months ended March 31, 2006	34,283	13,242	31,206	7,556

Debt Covenants and Guarantees

Certain loan agreements contain various restrictive covenants, including a minimum net worth requirement, minimum interest coverage ratios, a maximum payout ratio on distributions, a minimum debt yield ratio, a maximum leverage ratio, and a minimum fixed charges coverage ratio, the latter being the most restrictive. The Operating Partnership is in compliance with all of its covenants. The maximum payout ratio on distributions covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreement, except as required to maintain the Company's tax status, pay preferred distributions, and for distributions related to the sale of certain assets.

Payments of principal and interest on the loans in the following table are guaranteed by the Operating Partnership as of March 31, 2007.

Center	Loan balance as of 3/31/07	TRG's beneficial interest in loan balance as of 3/31/07	Amount of loan balance guaranteed by TRG as of 3/31/07	% of loan balance guaranteed by TRG	% of interest guaranteed by TRG
	(in millions of dollars)
Dolphin Mall	15.0	15.0	15.0	100%	100%
Fairlane Town Center	80.0	80.0	80.0	100%	100%
The Mall at Millenia	0.1	0.1	0.1	50%	50%
Twelve Oaks Mall	-	-	-	100%	100%

Borrowings under the $350 million revolver are primary obligations of the entities owning Dolphin Mall, Fairlane Town Center (Fairlane), and Twelve Oaks Mall (Twelve Oaks), which are the collateral for the line of credit. The Operating Partnership and the entities owning Fairlane and Twelve Oaks are guarantors under the credit agreement.

The Operating partnership has also guaranteed certain obligations of Partridge Creek and the payment of $3.2 million primarily related to certain tenant allowances for Northlake Mall.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company is required to escrow cash balances for specific uses stipulated by certain of its lenders, including ground lease payments, taxes, insurance, debt service, capital improvements, leasing costs, and tenant allowances. As of March 31, 2007 and December 31, 2006, the Company’s cash balances restricted for these uses were $2.2 million and $2.0 million, respectively. Such amounts are included within cash and cash equivalents in the Company’s consolidated balance sheet.

Note 6 - Equity Transactions

Redemption of Preferred Stock and Equity

In May 2006, the Company redeemed all of the remaining 8.3% Series A Cumulative Redeemable Preferred Stock (Series A Preferred Stock) at a price of $25.27 per share, which included accrued and unpaid dividends. As a result of application of Emerging Issues Task Force Topic D-42 “The Effect on the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock,” the Company recognized a charge of $4.0 million in the second quarter of 2006, representing the difference between the carrying value and the redemption price of the Series A Preferred Stock.

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

Common Stock and Equity

In December 2005, the Company's Board of Directors authorized the purchase of up to $50 million of the Company's common stock on the open market. For each share of stock repurchased, an equal number of Operating Partnership units will be redeemed. There were no purchases under this program in 2007 or 2006. Repurchases of common stock will be financed through general corporate funds and through borrowings under existing lines of credit.

During the three months ended March 31, 2007 and 2006, 669,809 and 906,343 shares, respectively, of Series B Preferred Stock were converted to 43 shares and 63 shares, respectively, of the Company's common stock as a result of tenders of units under the Continuing Offer (Note 8). See Note 7 for equity issuances under share-based compensation plans.

Note 7 - Share-Based Compensation

The Company provides certain share-based compensation through an incentive option plan, a long-term incentive plan, and non-employee directors' stock grant and deferred compensation plans.

The compensation cost charged to income for these share-based compensation plans was $1.6 million and $1.0 million for the three months ended March 31, 2007 and 2006, respectively. Compensation cost capitalized as part of properties and deferred leasing costs for the three months ended March 31, 2007 and 2006 was $0.2 million in both periods.

Further information regarding activities relating to the incentive option plan and long-term incentive plan during the three months ended March 31, 2007 is provided below.

Incentive Options

The Company’s incentive option plan (the Option Plan), which is shareholder approved, permits the grant of options to employees. The Operating Partnership's units issued in connection with the Option Plan are exchangeable for new shares of the Company's common stock under the Continuing Offer (Note 8). Options for 1.3 million partnership units have been granted and are outstanding at March 31, 2007. Of the 1.3 million options outstanding, 0.7 million have vesting schedules with one-third vesting at each of the first, second, and third years of the grant anniversary, if continuous service has been provided. Substantially all of the other 0.6 million options outstanding have vesting schedules with one-third vesting at each of the third, fifth, and seventh years of the grant anniversary, if continuous service has been provided and certain conditions dependent on the Company’s market performance in comparison to its competitors have been met. The options have ten-year contractual terms. As of March 31, 2007, options for 0.9 million Operating Partnership units remain available for grant under the Option Plan.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company estimated the value of the options issued during the three months ended March 31, 2007 using a Black-Scholes valuation model based on the following assumptions and resulting in the weighted-average grant-date fair value shown below:

2007
Expected volatility	20.76%
Expected dividend yield	3.00%
Expected terms (in years)	7
Risk-free interest rate	4.45%
Weighted-average grant-date fair value	$11.77

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

A summary of option activity under the Option Plan for the three months ended March 31, 2007 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Range of Exercise Prices
Outstanding at January 1, 2007	1,115,376	$32.55	8.5	$29.38 - $40.39
Granted	226,875	55.90
Outstanding at March 31, 2007	1,342,251	$36.50	8.5	$29.38 - $55.90

Fully vested options at March 31, 2007	188,191	$35.54	8.5

Long-Term Incentive Plan

The Company established The Taubman Company 2005 Long-Term Incentive Plan (LTIP) in 2005. The LTIP allows the Company to make grants of restricted stock units (RSU) to employees. An aggregate of 1.1 million shares of the Company’s common stock remain available for issuance under the LTIP. There were RSU for 0.4 million shares outstanding at March 31, 2007. Each RSU represents the right to receive upon vesting one share of the Company’s common stock plus a cash payment equal to the aggregate cash dividends that would have been paid on such share of common stock from the date of grant of the award to the vesting date. Each RSU is valued at the closing price of the Company’s common stock on the grant date. RSU vest on the third year anniversary of the grant if continuous service has been provided for that period, or upon retirement or certain other events if earlier. Based on an analysis of historical employee turnover, the Company has made an annual forfeiture assumption of 2.4% of grants when recognizing compensation costs relating to the RSU. None of the RSU outstanding at March 31, 2007 were vested.

A summary of activity for the three months ended March 31, 2007 under the LTIP is presented below:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2007	261,685	$35.79
Granted	97,533	56.58
Redeemed	(672)	34.93
Outstanding at March 31, 2007	358,546	41.45

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Based on a market value at March 31, 2007 of $57.99 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $1.5 billion. The purchase of these interests at March 31, 2007 would have resulted in the Company owning an additional 31% interest in the Operating Partnership.

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

See Note 3 regarding obligations and commitments related to Partridge Creek and The Pier Shops and contingencies related to Oyster Bay and Note 5 for the Operating Partnership's guarantees of certain notes payable and other obligations. Also see Note 11 regarding subsequent obligations related to The Pier Shops.

Note 9 - Earnings Per Share

Basic earnings per share amounts are based on the weighted average of common shares outstanding for the respective periods. Diluted earnings per share amounts are based on the weighted average of common shares outstanding plus the dilutive effect of common stock equivalents. Common stock equivalents include outstanding partnership units exchangeable for common shares under the Continuing Offer (Note 8), outstanding options for units of partnership interest under the Operating Partnership’s incentive option plan, RSU under the LTIP and deferred compensation plan (Note 7) and unissued partnership units under unit option deferral elections. In computing the potentially dilutive effect of these common stock equivalents, partnership units are assumed to be exchanged for common shares under the Continuing Offer, increasing the weighted average number of shares outstanding. The potentially dilutive effects of partnership units outstanding and/or issuable under the unit option deferral elections are calculated using the if-converted method, while the effects of other common stock equivalents are calculated using the treasury stock method.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of March 31, 2007, there were 9.8 million partnership units outstanding and 0.9 million unissued partnership units under unit option deferral election that may be exchanged for common shares of the Company under the Continuing Offer (Note 8). Outstanding partnership units and unissued units under unit option deferral elections were excluded from the computation of diluted earnings per share as they were anti-dilutive in all periods presented. These outstanding units and unissued units could only be dilutive to earnings per share if the minority interests' ownership share of the Operating Partnership's income was greater than their share of distributions.

	Three Months Ended March 31
	2007	2006
Net income allocable to common shareowners (Numerator)	$10,398	$5,431

Shares (Denominator) - basic	53,423,628	52,128,022
Effect of dilutive securities	652,631	222,964
Shares (Denominator) - diluted	54,076,259	52,350,986

Income per common share -
Basic and diluted	$0.19	$0.10

Note 10 - New Accounting Pronouncements

In February 2007, the FASB Issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Statement No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, although early application is allowed. The Company is currently evaluating the application of this Statement and its effect on the Company's financial position and results of operations.

In September 2006, the FASB issued Statement No. 157 “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies to accounting pronouncements that require or permit fair value measurements, except for share-based payments transactions under FASB Statement No. 123 (Revised) “Share-Based Payment.” This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. As Statement No. 157 does not require any new fair value measurements or remeasurements of previously computed fair values, the Company does not believe adoption of this Statement will have a material effect on its financial statements.

Note 11 - Subsequent Events

In April 2007, the Company increased its ownership in The Pier Shops to a 77.5% controlling interest and placed a $135 million loan on the property. The remaining 22.5% interest continues to be held by Gordon Group Holdings LLC, the developer of the project. The Company will begin consolidating The Pier Shops in the second quarter of 2007. At closing, the Company made a $24.5 million equity investment in the center, bringing its total equity investment to $28.5 million. The Company will be entitled to a 7% cumulative preferred return on its $133.1 million total investment, including its $104.6 million share of debt. The new $135 million loan on the property is a 10-year, non-recourse, interest-only loan and bears interest at an all-in rate of approximately 6.1%. The Company has the ability to borrow up to an additional $25 million for a total borrowing capacity of $160 million if certain center operating requirements are met. The loan proceeds were used to repay the $88.1 million balance on the construction loan on the center and fund remaining construction costs and tenant allowances. The Company will be responsible for any additional capital requirements, estimated to be in the range of $15 million over the next two years, on which it will receive a preferred return at a minimum of 8%.

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

General Background and Performance Measurement

Taubman Centers, Inc. (“we”, “us”, “our” or “TCO”) owns a managing general partner's interest in The Taubman Realty Group Limited Partnership (the "Operating Partnership" or "TRG"), through which we conduct all of our operations. The Operating Partnership owns, develops, acquires, and operates regional and super-regional shopping centers. The Consolidated Businesses consist of shopping centers that are controlled by ownership or contractual agreements, development projects for future shopping centers, variable interest entities for which we are the primary beneficiary, The Taubman Company LLC ("Manager"), and Taubman Properties Asia LLC (“Taubman Asia”). Shopping centers owned through joint ventures that are not controlled by us but over which we have significant influence ("Unconsolidated Joint Ventures") are accounted for under the equity method.

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

The comparability of information used in measuring performance is affected by the expansion and renovation at Waterside Shops at Pelican Bay (Waterside) in 2006 and The Pier Shops at Caesars (The Pier Shops), which began opening stores in late June 2006. In April 2007, we increased our ownership in The Pier Shops to 77.5% (see “Subsequent Events”). The Pier Shops has been excluded from all operating statistics. Additional “comparable center” statistics that exclude Waterside are provided to present the performance of comparable centers in our continuing operations.

Current Operating Trends

Tenant sales and sales per square foot information are operating statistics used in measuring the productivity of the portfolio and are based on reports of sales furnished by mall tenants. Our tenant sales statistics have continued to demonstrate strong growth through the first quarter of 2007, with sales per square foot increasing 8.9% over the first quarter of 2006. Tenant sales have increased every quarter for four years. Sales directly impact the amount of percentage rents certain tenants and anchors pay. The effects of increases or declines in sales on our operations are moderated by the relatively minor share of total rents that percentage rents represent. However, a sustained trend in sales does impact, either negatively or positively, our ability to lease vacancies and negotiate rents at advantageous rates. We believe these improving tenant sales provide us an opportunity to continue to increase rents in the future.

In the first quarter of 2007, occupancy increased to 89.7% compared to 88.3% in the first quarter of 2006. We continue to expect modest increases in occupancy throughout the year. See “Seasonality” for occupancy and leased space statistics. Temporary tenants, defined as those with lease terms less than 12 months, are not included in occupancy or leased space statistics. As of March 31, 2007, approximately 1.8% of space was occupied by temporary tenants.

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

	Three Months Ended March 31
	2007	2006
Average rent per square foot:
Consolidated Businesses	$43.88	$42.84
Unconsolidated Joint Ventures	41.36	41.80
Opening base rent per square foot:
Consolidated Businesses	$55.99	$44.55
Unconsolidated Joint Ventures	46.81	49.11
Square feet of GLA opened:
Consolidated Businesses	216,190	243,601
Unconsolidated Joint Ventures	100,826	81,986
Closing base rent per square foot:
Consolidated Businesses	$40.78	$43.13
Unconsolidated Joint Ventures	44.84	44.09
Square feet of GLA closed:
Consolidated Businesses	399,647	392,128
Unconsolidated Joint Ventures	137,792	144,647
Releasing spread per square foot:
Consolidated Businesses	$15.21	$1.42
Unconsolidated Joint Ventures	1.97	5.02

The spread between opening and closing rents may not be indicative of future periods, as this statistic is not computed on comparable tenant spaces, and can vary significantly from period to period depending on the total amount, location, and average size of tenant space opening and closing in the period. Average rent per square foot for the Unconsolidated Joint Ventures was adversely impacted by a cumulative prior year adjustment at Arizona Mills related to The Mills Corporation’s accounting for lease incentives.

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

	1st Quarter 2007	Total 2006	4th Quarter 2006	3rd Quarter 2006	2nd Quarter 2006	1st Quarter 2006
	(in thousands of dollars, except as indicated)
Mall tenant sales	1,022,341	4,348,826	1,447,188	985,224	989,275	927,139
Revenues and gains on land sales and interest income:
Consolidated Businesses	145,417	588,744	163,455	140,065	144,780	140,444
Unconsolidated Joint Ventures	64,275	253,486	72,584	63,772	58,554	58,576
Occupancy:
Ending-comparable	89.6%	91.3%	91.3%	89.3%	88.8%	88.2%
Average-comparable	89.7	89.1	90.5	89.0	88.6	88.2
Ending	89.7	91.3	91.3	89.5	89.0	88.3
Average	89.8	89.2	90.6	89.2	88.7	88.4
Leased space:
Comparable	92.0%	92.4%	92.4%	92.3%	91.7%	90.8%
All centers	92.1	92.5	92.5	92.4	91.8	90.9

Because the seasonality of sales contrasts with the generally fixed nature of minimum rents and recoveries, mall tenant occupancy costs (the sum of minimum rents, percentage rents, and expense recoveries) as a percentage of sales are considerably higher in the first three quarters than they are in the fourth quarter.

	1st Quarter 2007	Total 2006	4th Quarter 2006	3rd Quarter 2006	2nd Quarter 2006	1st Quarter 2006
Consolidated Businesses:
Minimum rents	10.0%	9.1%	7.1%	9.9%	9.9%	10.5%
Percentage rents	0.3	0.4	0.8	0.3	0.1	0.4
Expense recoveries	5.1	4.9	4.2	4.9	5.6	4.8
Mall tenant occupancy costs	15.4%	14.4%	12.1%	15.1%	15.6%	15.7%
Unconsolidated Joint Ventures:
Minimum rents	8.8%	8.3%	6.4%	9.2%	9.1%	9.7%
Percentage rents	0.2	0.4	0.8	0.3	0.2	0.2
Expense recoveries	3.9	3.8	3.2	4.1	4.1	3.9
Mall tenant occupancy costs	12.9%	12.5%	10.4%	13.6%	13.4%	13.8%

New Center Development and Services

The Mall at Partridge Creek (Partridge Creek), a 640,000 square foot center, is under construction in Clinton Township, Michigan. The center, which is 85% leased and committed, will be anchored by Nordstrom, Parisian, and MJR Theatres, and is scheduled to open on October 18, 2007, with Nordstrom opening in April 2008. See "Liquidity and Capital Resources - The Mall at Partridge Creek Contractual Obligations” and "Liquidity and Capital Resources - Planned Capital Spending" regarding this and other projects.

In January 2007, we announced our involvement as a third-party leasing agent for a lifestyle center in the city of North Las Vegas, Nevada. This is a mixed-use project that will include retail, dining, and entertainment of up to 1.3 million square feet and a residential component consisting of approximately 800 units. The shopping center is expected to open in late 2008. The developer of the residential component is a joint venture which includes an affiliate of the Taubman family. The Taubman family affiliate also participates in the project’s non-residential component.

See also Results of Operations - Taubman Asia for new development and service arrangements.

Results of Operations

Openings

The Pier Shops, located in Atlantic City, New Jersey, began opening in phases in June 2006. Gordon Group Holdings LLC (Gordon), developed the center, and in January 2007, we assumed full management and leasing responsibility for the center. We had an effective 6% interest in The Pier Shops as of March 31, 2007, based on relative equity contributions. In April 2007, we increased our ownership of The Pier Shops to 77.5%. See “Subsequent Events.”

In addition, expansions at two centers will open in fall 2007 (see “Liquidity and Capital Resources - Planned Capital Spending”).

Taubman Asia

Established in 2005, Taubman Asia is the platform for our expansion into the Asia-Pacific region. Taubman Asia is headquartered in Hong Kong and is engaged in projects that leverage our strong retail planning, design and operational capabilities.

In January 2007, we entered into an agreement to provide development services for a 1.2 million square foot retail and entertainment complex in New Songdo City, Incheon, South Korea. The shopping complex is scheduled to open in early 2010, with construction beginning in 2007. We have negotiated the opportunity to invest in a portion of the broader project, which will include not only retail, but also office, hotel, and residential uses. We anticipate finalizing our decision on this investment in 2007.

Also in January 2007, we announced our involvement in the retail component of Macao Studio City on the Cotai Strip in Macao. Taubman Asia has signed a term sheet to acquire a minority position in the retail component of the project and will provide development, leasing, and management services, subject to definitive agreements to be completed in the first half of 2007.

Debt and Equity Transactions

In 2006, we completed over $1 billion in financings related to the land under Sunvalley, Waterside, Partridge Creek, our $350 million revolver, Dolphin Mall (Dolphin), Cherry Creek Shopping Center (Cherry Creek), and Northlake Mall (Northlake), and repaid the loans on The Shops at Willow Bend (Willow Bend) and The Mall at Oyster Bay (Oyster Bay).

In May 2006, we redeemed the remaining $113 million of 8.3% Series A Cumulative Redeemable Preferred Stock (Series A Preferred Stock). We recognized a charge of approximately $4 million in the second quarter of 2006, representing the difference between the carrying value and the redemption price of the Series A Preferred Stock redeemed. The Series A Preferred Stock was redeemed with the proceeds of a $113 million private preferred issuance, the Series I Cumulative Redeemable Preferred Stock (Series I Preferred Stock). We redeemed the Series I Preferred Stock on June 30, 2006 using available cash. We recognized a charge of $0.6 million at that time, representing the difference between the carrying value, which includes original issuance costs, and the redemption price of the Series I Preferred Stock.

See “Subsequent Events” regarding the April 2007 refinancing of The Pier Shops and "Liquidity and Capital Resources" regarding additional planned debt transactions and capital spending.

Subsequent Events

In April 2007, we increased our ownership in The Pier Shops to a 77.5% controlling interest and placed a $135 million loan on the property. The remaining 22.5% interest continues to be held by Gordon Group Holdings LLC, the developer of the project. We will begin consolidating The Pier Shops in the second quarter of 2007. At closing, we made a $24.5 million equity investment in the center, bringing our total equity investment to $28.5 million. We will be entitled to a 7% cumulative preferred return on our $133.1 million total investment, including our $104.6 million share of debt. We believe this investment will become positive to our earnings, excluding depreciation and amortization, sometime in 2009. The new $135 million loan on the property is a 10-year, non-recourse, interest-only loan and bears interest at an all-in rate of approximately 6.1%. We have the ability to borrow up to an additional $25 million for a total borrowing capacity of $160 million if certain center operating requirements are met. The loan proceeds were used to repay the $88.1 million balance on the construction loan on the center and fund remaining construction costs and tenant allowances. We will be responsible for any additional capital requirements, estimated to be in the range of $15 million over the next two years, on which we will receive a preferred return at a minimum of 8%. We expect The Pier Shops will have a negative impact of approximately $4.0 million on our earnings in 2007, excluding depreciation and amortization, the amount of which will be dependent upon the allocation of the purchase price, which is yet to be completed.

New Accounting Pronouncements

In February 2007, the FASB Issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Statement No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, although early application is allowed. We are currently evaluating the application of this Statement and its effect on our financial position and results of operations.

In September 2006, the FASB issued Statement No. 157 “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies to accounting pronouncements that require or permit fair value measurements, except for share-based payments transactions under FASB Statement No. 123 (Revised) “Share-Based Payment.” This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. As Statement No. 157 does not require any new fair value measurements or remeasurements of previously computed fair values, we do not believe adoption of this Statement will have a material effect on our financial statements.

Presentation of Operating Results

Income Allocation

The following table contains the operating results of our Consolidated Businesses and the Unconsolidated Joint Ventures. Income allocated to the minority partners in the Operating Partnership and preferred interests is deducted to arrive at the results allocable to our common shareowners. Because the net equity balances of the Operating Partnership and the outside partners in certain consolidated joint ventures are less than zero, the income allocated to the minority and outside partners is equal to their share of operating distributions. The net equity of these minority and outside partners is less than zero due to accumulated distributions in excess of net income and not as a result of operating losses. Distributions to partners are usually greater than net income because net income includes non-cash charges for depreciation and amortization. Our average ownership percentage of the Operating Partnership was 66% during the three months ended March 31, 2007, and 64% during the three months ended March 31, 2006.

Use of Non-GAAP Measures

The operating results in the following table include the supplemental earnings measures of Beneficial Interest in EBITDA and Funds from Operations (FFO). Beneficial Interest in EBITDA represents our share of the earnings before interest and depreciation and amortization of our consolidated and unconsolidated businesses. We believe Beneficial Interest in EBITDA provides a useful indicator of operating performance, as it is customary in the real estate and shopping center business to evaluate the performance of properties on a basis unaffected by capital structure.

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

Our presentations of EBITDA and FFO are not necessarily comparable to the similarly titled measures of other REITs due to the fact that not all REITs use the same definitions. These measures should not be considered alternatives to net income (loss) or as an indicator of our operating performance. Additionally, neither represents cash flows from operating, investing or financing activities as defined by GAAP. Reconciliations of Net Income Allocable to Common Shareowners to Funds from Operations and Net Income to Beneficial Interest in EBITDA are presented following the Comparison of the Three Months Ended March 31, 2007 to the Three Months Ended March 31, 2006.

Comparison of the Three Months Ended March 31, 2007 to the Three Months Ended March 31, 2006

The following table sets forth operating results for the three months ended March 31, 2007 and March 31, 2006, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

Three Months Ended March 31, 2007		Three Months Ended March 31, 2006
CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100% (1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)
                (in millions of dollars)
REVENUES:
Minimum rents	78.7	38.4	76.0	34.5
Percentage rents	2.3	1.0	2.9	0.9
Expense recoveries	50.6	22.6	44.9	18.1
Management, leasing and development services	4.9		2.9
Other	8.6	1.8	11.3	4.8
Total revenues	145.0	63.8	138.0	58.3

EXPENSES:
Maintenance, taxes, and utilities	37.9	17.7	34.8	13.4
Other operating	16.8	6.4	16.6	5.2
Management, leasing and development services	2.8		1.5
General and administrative	7.3		6.9
Interest expense (2)	29.7	17.8	34.3	13.2
Depreciation and amortization (3)	32.5	10.2	33.4	10.2
Total expenses	127.1	52.1	127.5	42.0

Gains on land sales and interest income	0.4	0.4	2.4	0.3
	18.4	12.2	12.9	16.5
Equity in income of Unconsolidated Joint Ventures (3)	8.2		8.5

Income before minority and preferred interests	26.6		21.4
Minority and preferred interests:
TRG preferred distributions	(0.6)		(0.6)
Minority share of income of consolidated joint ventures	(1.9)		(1.7)
Distributions less than minority share of income of consolidated joint ventures	0.6		1.2
Minority share of income of TRG	(7.7)		(5.7)
Distributions in excess of minority share of income of TRG	(2.8)		(3.2)
Net income	14.1		11.4
Preferred dividends	(3.7)		(6.0)
Net income allocable to common shareowners	10.4		5.4

SUPPLEMENTAL INFORMATION:
EBITDA - 100%	80.6	40.1	80.6	40.0
EBITDA - outside partners' share	(8.8)	(18.2)	(7.9)	(17.6)
Beneficial interest in EBITDA	71.8	21.9	72.7	22.4
Beneficial interest expense	(26.5)	(8.3)	(31.2)	(7.6)
Non-real estate depreciation	(0.7)		(0.6)
Preferred dividends and distributions	(4.3)		(6.6)
Funds from Operations contribution	40.3	13.6	34.3	14.8

(1)	With the exception of the Supplemental Information, amounts include 100% of the Unconsolidated Joint Ventures. Amounts are net of intercompany transactions. The Unconsolidated Joint Ventures are presented at 100% in order to allow for measurement of their performance as a whole, without regard to our ownership interest. In our consolidated financial statements, we account for investments in the Unconsolidated Joint Ventures under the equity method.
(2)	Interest expense for the three months ended March 31, 2006 includes a $2.1 million charge incurred in connection with the write-off of financing costs related to the pay-off of the loans on Willow Bend when the loans became prepayable without penalty.
(3)	Amortization of our additional basis in the Operating Partnership included in depreciation and amortization was $1.2 million in both 2007 and 2006. Also, amortization of our additional basis included in equity in income of Unconsolidated Joint Ventures was $0.5 million in both 2007 and 2006.
(4)	Amounts in this table may not add due to rounding.

Consolidated Businesses

Total revenues for the quarter ended March 31, 2007 were $145.0 million, a $7.0 million or 5.1% increase over the comparable period in 2006. Minimum rents increased $2.7 million, primarily due to increases in tenant rollovers and occupancy. Expense recoveries increased primarily due to increases in common area maintenance and HVAC recoveries. Management, leasing, and development revenue increased primarily due to revenue on the New Songdo City development contract, which was executed in January 2007 and includes revenue related to 2006 services. We expect that management, leasing, and development revenues, less related expenses, will be in the range of $6 million to $7 million in 2007. Other income decreased primarily due to decreases in lease cancellation revenue. During the first quarter of 2007, we recognized our approximately $2.6 million and $0.3 million share of the Consolidated Businesses’ and Unconsolidated Joint Ventures’ lease cancellation revenue. For 2007, we are estimating that our share of lease cancellation revenue will be in the range of $6 million to $7 million.

Total expenses were $127.1 million, a $0.4 million or 0.3% decrease over the comparable period in 2006. Maintenance, taxes, and utilities expense increased primarily due to increases in maintenance costs at certain centers. Other operating expense remained relatively flat, with increases in pre-development costs and provision for bad debts being partially offset by decreases in property management costs and professional fees. We expect that pre-development costs for both our domestic and non-U.S. projects will be between $10 million and $11 million in 2007. Management, leasing, and development expense increased primarily due to activities related to the New Songdo City development contract. We expect that general and administrative expense will be approximately $7.5 million for each quarter of 2007. Interest expense decreased due to the write-off of financing costs related to the pay-off of the loans on Willow Bend in 2006, reduced rates on the refinancings of Cherry Creek and Dolphin, in addition to the pay-off of the Oyster Bay loan in 2006. These decreases were offset by interest on new debt used to fund the redemption of preferred stock in June 2006. Depreciation expense decreased primarily due to fully depreciated assets at certain centers, which was partially offset by increases due to changes in depreciable lives of tenant allowances in connection with early terminations in 2007.

Gains on land sales and interest income decreased due to lower average cash balances in 2007 and a decrease in gains on peripheral land sales. There were no land sales in the first quarter of 2007.  We have estimated $3 million to $4 million of gains on peripheral land sales in 2007, although due to the long lead time to complete land sales transactions, we believe there is a risk that gains may be $1 million to $2 million lower.

Unconsolidated Joint Ventures

Total revenues for the three months ended March 31, 2007 were $63.8 million, a $5.5 million or 9.4% increase from the comparable period in 2006. Minimum rents increased by $3.9 million, primarily due to the opening of The Pier Shops in June 2006 and increases in occupancy. Expense recoveries increased primarily due to The Pier Shops and increases in recoverable costs at certain centers. Other income decreased primarily due to decreases in lease cancellation revenue.

Total expenses increased by $10.1 million to $52.1 million for the three months ended March 31, 2007. Maintenance, taxes, and utilities expense increased primarily due to The Pier Shops and increases in maintenance and electricity expense at certain centers. Other operating expense increased primarily due to The Pier Shops. Interest expense increased due to The Pier Shops and the new financing on Waterside in 2006. Depreciation expense remained flat, with increases due to The Pier Shops and the renovation at Waterside offset by decreases due primarily to changes in depreciable lives of tenant allowances in connection with early terminations in 2006.

Income of the Unconsolidated Joint Ventures decreased by $4.3 million to $12.2 million for the three months ended March 31, 2007 primarily due to the operations of The Pier Shops, in which we had an effective 6% interest based on relative equity contributions, prior to our acquisition of a controlling interest in April 2007 (see Results of Operations - Subsequent Events). Our equity in income of the Unconsolidated Joint Ventures was $8.2 million, a $0.3 million decrease from the comparable period in 2006.

Net Income

Our income before minority and preferred interests increased by $5.2 million to $26.6 million for the three months ended March 31, 2007. Preferred dividends decreased due to the redemption of the Series A Preferred Stock in 2006. After allocation of income to minority and preferred interests, net income allocable to common shareowners for 2007 was $10.4 million compared to $5.4 million in the comparable period in 2006.

Reconciliation of Net Income Allocable to Common Shareowners to Funds from Operations

	Three Months Ended March 31
	2007	2006
	(in millions of dollars, except as indicated)
Net income allocable to common shareowners	10.4	5.4

Add (less) depreciation and amortization: (1)
Consolidated businesses at 100%	32.5	33.4
Minority partners in consolidated joint ventures	(3.7)	(3.1)
Share of unconsolidated joint ventures	5.4	6.3
Non-real estate depreciation	(0.7)	(0.6)

Add (less) minority interests:
Minority share of income of TRG	7.7	5.7
Distributions in excess of minority share of income of TRG	2.8	3.2
Distributions less than minority share of income of consolidated joint ventures	(0.6)	(1.2)

Funds from Operations	53.9	49.1

TCO's average ownership percentage of TRG	65.9%	64.3%

Funds from Operations allocable to TCO	35.5	31.6

(1)	Depreciation includes $2.6 million and $1.8 million of mall tenant allowance amortization for the three months ended March 31, 2007 and 2006, respectively.
(2)	Amounts in this table may not recalculate due to rounding.

Reconciliation of Net Income to Beneficial Interest in EBITDA

	Three Months Ended March 31
	2007	2006
	(in millions of dollars, except as indicated)
Net income	14.1	11.4

Add (less) depreciation and amortization:
Consolidated businesses at 100%	32.5	33.4
Minority partners in consolidated joint ventures	(3.7)	(3.1)
Share of unconsolidated joint ventures	5.4	6.3

Add (less) preferred interests and interest expense:
Preferred distributions	0.6	0.6
Interest expense:
Consolidated businesses at 100%	29.7	34.3
Minority partners in consolidated joint ventures	(3.2)	(3.1)
Share of unconsolidated joint ventures	8.3	7.6

Add (less) minority interests:
Minority share of income of TRG	7.7	5.7
Distributions in excess of minority share of income of TRG	2.8	3.2
Distributions less than minority share of income of consolidated joint ventures	(0.6)	(1.2)

Beneficial interest in EBITDA	93.6	95.1

TCO's average ownership percentage of TRG	65.9%	64.3%

Beneficial interest in EBITDA allocable to TCO	61.7	61.1

(1)	Amounts in this table may not recalculate due to rounding.

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

As of March 31, 2007, we had a consolidated cash balance of $25.5 million, of which $2.2 million is restricted to specific uses stipulated by our lenders, including ground lease payments, taxes, insurance, debt service, capital improvements, leasing costs, and tenant allowances. We also have secured lines of credit of $350 million and $40 million. As of March 31, 2007 the total amounts borrowed on the $350 million and $40 million lines of credit were $95.0 million and $15.6 million, respectively. Our $350 million line of credit matures in February 2009 and has a one year extension option. The $40 million line of credit matures in February 2008.

Operating Activities

Our net cash provided by operating activities was $35.2 million in 2007, compared to $34.6 million in 2006. See also "Results of Operations" for descriptions of 2007 and 2006 transactions affecting operating cash flows.

Investing Activities

Net cash used in investing activities was $44.9 million in 2007 compared to $38.2 million in 2006. Cash used in investing activities was impacted by the timing of capital expenditures, with additions to properties in 2007 and 2006 for the construction of Partridge Creek, the expansion and renovation at Twelve Oaks Mall (Twelve Oaks), the acquisition of land for future development, our Oyster Bay project, as well as other development activities and capital items. A tabular presentation of 2007 capital spending is shown in “Capital Spending”. Contributions to Unconsolidated Joint Ventures of $0.6 million and $1.1 million in 2007 and 2006, respectively, were made primarily to fund the expansion at Waterside. Also in 2007, $2.3 million was used to acquire marketable equity securities.

Sources of cash used in funding these investing activities, other than cash flow from operating activities, included distributions from Unconsolidated Joint Ventures and the transactions described under Financing Activities. Distributions in excess of earnings from Unconsolidated Joint Ventures provided $2.7 million and $2.8 million in 2007 and 2006, respectively. Net proceeds from sales of peripheral land were $1.9 million in 2006. The timing of land sales is variable and proceeds from land sales can vary significantly from period to period. In addition, a $9.0 million note received in connection with the 2005 sale of Woodland was collected during the first quarter of 2006.

Financing Activities

Net cash provided by financing activities was $8.9 million in 2007, compared to $21.5 million of cash used in 2006. Proceeds from the issuance of debt, net of payments and issuance costs, were $44.9 million in 2007, compared to $9.8 million in 2006. Total dividends and other distributions paid were $36.0 million and $31.3 million in 2007 and 2006, respectively.

Beneficial Interest in Debt

At March 31, 2007, the Operating Partnership's debt and its beneficial interest in the debt of its Consolidated and Unconsolidated Joint Ventures totaled $2,630.3 million with an average interest rate of 5.69% excluding amortization of debt issuance costs and the effects of interest rate hedging instruments. These costs are reported as interest expense in the results of operations. Interest expense for the three months ended March 31, 2007 includes $0.2 million of non-cash amortization relating to acquisitions or 0.02% of the average all-in rate. Included in beneficial interest in debt is debt used to fund development and expansion costs. Beneficial interest in construction work in process totaled $275.0 million as of March 31, 2007, which includes $262.8 million of assets on which interest is being capitalized. Beneficial interest in capitalized interest was $3.5 million for the three months ended March 31, 2007. The following table presents information about our beneficial interest in debt as of March 31, 2007:

	Amount	Interest Rate Including Spread
	(in millions of dollars)
Fixed rate debt	2,473.7	5.66%	(1)

Floating rate debt:
Swapped through October 2012	15.0	5.95%
Floating month to month	141.7	6.17%	(1)
Total floating rate debt	156.7	6.15%	(1)

Total beneficial interest in debt	2,630.3	5.69%	(1)

Amortization of financing costs (2)		0.17%
Average all-in rate		5.86%

(1)	Represents weighted average interest rate before amortization of financing costs.
(2)	Financing costs include financing fees, interest rate cap premiums, and losses on settlement of derivatives used to hedge the refinancing of certain fixed rate debt.
(3)	Amounts in table may not add due to rounding.

In April 2007, we increased our ownership in The Pier Shops to 77.5% and refinanced the existing construction loan (See “Results of Operations - Subsequent Events”).

Sensitivity Analysis

We have exposure to interest rate risk on our debt obligations and interest rate instruments. We use derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. We routinely use cap, swap, treasury lock, and rate lock agreements to meet these objectives. Based on the Operating Partnership's beneficial interest in floating rate debt in effect at March 31, 2007, a one percent increase or decrease in interest rates on this floating rate debt would decrease or increase cash flows by approximately $1.4 million and, due to the effect of capitalized interest, annual earnings by approximately $1.2 million. Based on our consolidated debt and interest rates in effect at March 31, 2007, a one percent increase in interest rates would decrease the fair value of debt by approximately $121.1 million, while a one percent decrease in interest rates would increase the fair value of debt by approximately $129.3 million.

Contractual Obligations

In conducting our business, we enter into various contractual obligations, including those for debt, capital leases for property improvements, operating leases for office space and land, purchase obligations (primarily for construction), and other long-term commitments. Disclosure of these items is contained in our Annual Report on Form 10-K. Updates of the 10-K disclosures for debt obligations and planned capital spending, which can vary significantly from period to period, as of March 31, 2007 are provided in the table below:

	Payments due by period
	Total	Less than 1 year (2007)	1-3 years (2008-2009)	3-5 years (2010-2011)	More than 5 years (2012+)
	(in millions of dollars)
Debt (1)	2,365.4	12.3	313.7	254.3	1,785.1
Interest payments	897.8	99.9	241.3	215.6	341.0
Purchase obligations -
Planned capital spending (2)	165.0	165.0

(1)	The settlement periods for debt do not consider extension options. Amounts relating to interest on floating rate debt are calculated based on the debt balances and interest rates as of March 31, 2007.
(2)
As of March 31, 2007, we were contractually liable for $87.7 million of this planned spending. See "Planned Capital Spending" for detail regarding planned funding. The Pier Shops is not included in these amounts.

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

Funding for the project is expected from the following sources. We will provide approximately 45% of the project funding under a junior subordinated financing. The owner has provided $9 million in equity. Funding for the remaining project costs is being provided by the owner’s third-party construction loan, which has a balance of $29.6 million as of March 31, 2007.

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

Loan Commitments and Guarantees

Certain loan agreements contain various restrictive covenants, including a minimum net worth requirement, minimum interest coverage ratios, a maximum payout ratio on distributions, a minimum debt yield ratio, a maximum leverage ratio, and a minimum fixed charges coverage ratio, the latter being the most restrictive. The Operating Partnership is in compliance with all of its covenants.

Payments of principal and interest on the loans in the following table are guaranteed by the Operating Partnership as of March 31, 2007:

Center	Loan balance as of 3/31/07	TRG's beneficial interest in loan balance as of 3/31/07	Amount of loan balance guaranteed by TRG as of 3/31/07	% of loan balance guaranteed by TRG	% of interest guaranteed by TRG
	(in millions of dollars)
Dolphin Mall	15.0	15.0	15.0	100%	100%
Fairlane Town Center	80.0	80.0	80.0	100%	100%
The Mall at Millenia	0.1	0.1	0.1	50%	50%
Twelve Oaks Mall	-	-	-	100%	100%

Borrowings under the $350 million revolver are primary obligations of the entities owning Dolphin, Fairlane Town Center (Fairlane), and Twelve Oaks, which are the collateral for the line of credit. The Operating Partnership and the entities owning Fairlane and Twelve Oaks are guarantors under the credit agreement.

In addition, we have guaranteed certain obligations of Partridge Creek (see “Contractual Obligations”) and the payment of $3.2 million primarily related to certain tenant allowances for Northlake.

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

Based on a market value at March 31, 2007 of $57.99 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $1.5 billion. The purchase of these interests at March 31, 2007 would have resulted in our owning an additional 31% interest in the Operating Partnership.

Capital Spending

Capital spending for routine maintenance of the shopping centers is generally recovered from tenants. 2007 capital spending through March 31, 2007, excluding acquisitions, is summarized in the following table:

	2007 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions of dollars)
New Development Projects:
Pre-construction development activities (2)	18.2	18.2
New centers (3)	9.5	9.5

Existing Centers:
Renovation projects with incremental GLA and/or anchor replacement (4)	7.0	7.0	7.4	2.7
Renovations with no incremental GLA effectand other	0.8	0.7	1.2	0.7
Mall tenant allowances (5)	0.4	0.4	0.3	0.1
Asset replacement costs reimbursable by tenants	1.1	1.0	0.2	0.1

Corporate office improvements and equipment	0.3	0.3

Additions to properties	37.4	37.2	9.0	3.5

(1)	Costs are net of intercompany profits and are computed on an accrual basis.
(2)	Primarily includes costs to acquire land for future development in North Atlanta, Georgia, and project costs of North Atlanta and Oyster Bay.
(3)	Includes costs related to Partridge Creek.
(4)	Includes costs related to the renovation at Stamford Town Center and the expansion at Twelve Oaks.
(5)	Excludes initial lease-up costs.
(6)	Amounts in this table may not add due to rounding.

For the three months ended March 31, 2007, in addition to the costs above, we incurred our $1.4 million share of Consolidated Businesses’ and $0.4 million share of Unconsolidated Joint Ventures’ capitalized leasing costs.

The following table presents a reconciliation of the Consolidated Businesses’ capital spending shown above (on an accrual basis) to additions to properties (on a cash basis) as presented in our Consolidated Statement of Cash Flows for the three months ended March 31, 2007:

(in millions of dollars)

Consolidated Businesses’ capital spending	37.4
Differences between cash and accrual basis	7.4
Additions to properties	44.8

Planned Capital Spending

New Centers

Partridge Creek, a 640,000 square foot center, is under construction in Clinton Township, Michigan. The center, which is 85% leased and committed, will be anchored by Nordstrom, Parisian, and MJR Theatres, and is scheduled to open on October 18, 2007, with Nordstrom opening in April 2008. Our investment in this center will be approximately $155 million and we are expecting a stabilized return of 9.5%.

We are negotiating agreements regarding City Creek Center, a mixed-use project in Salt Lake City, Utah. Demolition of the existing structures began in November 2006 and the project is scheduled to open in 2011. The retail component of the project will include approximately 300,000 square feet of tenant GLA and three department stores, including Dillard’s, Macy’s, and Nordstrom. We have been a consultant throughout the planning process for this project and will develop, manage, lease, and own the retail space. We are currently in the final stages of refining the agreements that will govern our investment in the retail portion. When complete, we will provide the anticipated costs and returns.

In January 2007, we entered into an agreement to provide development services for a 1.2 million square foot retail and entertainment complex in New Songdo City, Incheon, South Korea. The shopping complex is scheduled to open in early 2010, with construction beginning in 2007. We have negotiated the opportunity to invest in a portion of the broader project, which will include not only retail, but also office, hotel, and residential uses. We anticipate finalizing our decision on this investment in 2007.

Also in January 2007, we announced our involvement in the retail component of Macao Studio City on the Cotai Strip in Macao. Taubman Asia has signed a term sheet to acquire a minority position in the retail component of the project and will provide development, leasing, and management services, subject to definitive agreements to be completed in the first half of 2007.

We are seeking a final decision in the Supreme Court of the State of New York (Suffolk County) on our land use plan for our Oyster Bay project in Syosset, Long Island, New York. We believe we will be successful in this litigation and we will ultimately build the mall. Depending on the timing of the construction and opening of the mall, which will be anchored by Neiman Marcus, Nordstrom, and Barneys New York, we anticipate spending as much as $500 million on this project. Assuming $500 million of cost we expect a minimum return of 7%. We expect success with the litigation, but if we are ultimately unsuccessful it is anticipated that the recovery on this asset would be significantly less than our current investment. Our cost in this project as of March 31, 2007 was $131.3 million. With capitalized interest, storage costs, and ongoing expenditures, we expect our investment to increase $4 million to $5 million each quarter.

Existing Centers

At Twelve Oaks, construction is underway on an addition of a 165,000 square foot Nordstrom. In addition, the project includes a 60,000 square foot expansion and renovation of Macy’s, and approximately 97,000 square feet of additional new store space, which is 85% leased and committed. A grand opening is planned for September 28, 2007. We expect a return of approximately 10% on our estimated cost of $63 million.

Construction is underway on a lifestyle component addition to Stamford Town Center, on the site once occupied by Filene's department store, and is expected to open in November 2007. The project, which is 100% leased, will consist of a mix of signature retail and restaurant offerings, creating significantly greater visibility to the city and much-needed pedestrian access to the center. In addition, we have expanded the project with the renovation of the 7th level, adding a 450-seat food court and interactive children’s play area, which is also expected to open this year. With the addition of the food court budget, we expect the total cost of these projects to be about $64 million, with a 7.5% return.

Land

In January 2007, we acquired land for future development in North Atlanta, Georgia, for $15.5 million.

The following table summarizes planned capital spending for 2007, excluding The Pier Shops, as well as costs related to City Creek Center, Asia projects, and other projects or expansions for which budgets have not yet been approved by the Board of Directors:

	2007 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions of dollars)
New development projects (2)	120.1	120.1
Existing centers (3)	81.2	78.2	55.1	28.7
Corporate office improvements and equipment	1.0	1.0
Total	202.4	199.4	55.1	28.7

(1)	Costs are net of intercompany profits.
(2)	Includes costs related to Partridge Creek, Oyster Bay, and North Atlanta.
(3)	Includes costs related to the renovation at Stamford Town Center and the expansion at Twelve Oaks.
(4)	Amounts in this table may not add due to rounding.

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

On March 7, 2007 we declared a quarterly dividend of $0.375 per common share that was paid on April 20, 2007 to shareowners of record on March 30, 2007. The Board of Directors also declared a quarterly dividend of $0.50 per share on our 8% Series G Cumulative Redeemable Preferred Stock and a quarterly dividend of $0.4765625 per share on our 7.625% Series H Cumulative Redeemable Preferred Stock, paid on March 30, 2007 to shareholders of record on March 20, 2007.

The annual determination of our common dividends is based on anticipated Funds from Operations available after preferred dividends, as well as assessments of annual capital spending, financing considerations, our REIT taxable income, and other appropriate factors.

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

Additional Information

We provide supplemental investor information coincident with our earning announcements that can be found online at www.taubman.com under "Investor Relations."

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in this report at Item 2 under the caption “Liquidity and Capital Resources - Sensitivity Analysis.”

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There were no material changes in our risk factors previously disclosed in Part I, Item 1A. of our Form 10-K for the year ended December 31, 2006.

Item 6. Exhibits

10(a)	--	Fourth Amendment to the Taubman Realty Group Limited Partnership 1992 Incentive Option Plan, as Amended and Restated Effective as of September 30, 1997
12	--	Statement Re: Computation of Taubman Centers, Inc. Ratio of Earnings to Combined Fixed Charges and Preferred Dividends
31(a)	--	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31(b)	--	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32(a)	--	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32(b)	--	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99	--	Debt Maturity Schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAUBMAN CENTERS, INC.
Date: April 27, 2007	By: /s/ Lisa A. Payne
Lisa A. Payne
Vice Chairman, Chief Financial Officer, and Director (Principal Financial Officer)