Form 10-Q
period 2007-06-30
TAUBMAN CENTERS INC
filed 2007-08-01
CIK 890319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2007
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

☐ Yes ☒ No

As of July 31, 2007, there were outstanding 52,907,161 shares of the Company's common stock, par value $0.01 per share.

TAUBMAN CENTERS, INC.

TAUBMAN CENTERS, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	June 30	December 31
	2007	2006
Assets:
Properties	$3,645,831	$3,398,122
Accumulated depreciation and amortization	(873,215)	(821,384)
	$2,772,616	$2,576,738
Investment in Unconsolidated Joint Ventures (Note 5)	83,263	86,493
Cash and cash equivalents (Note 6)	41,384	26,282
Accounts and notes receivable, less provision for bad debts of $8,758 and $7,581 in 2007 and 2006	39,153	36,650
Accounts and notes receivable from related parties	1,838	2,444
Deferred charges and other assets	105,997	98,015
	$3,044,251	$2,826,622
Liabilities:
Notes payable (Note 6)	$2,582,590	$2,319,538
Accounts payable and accrued liabilities	240,409	239,621
Dividends and distributions payable	19,818	19,849
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures (Note 5)	104,226	101,944
	$2,947,043	$2,680,952
Commitments and contingencies (Notes 4, 6, 8, and 9)

Preferred Equity of TRG	$29,217	$29,217

Minority interests in TRG and consolidated joint ventures (Note 1)	$20,170	$7,811

Shareowners' Equity:
Series B Non-Participating Convertible Preferred Stock, $0.001 par and liquidation value, 40,000,000 shares authorized, 27,274,088 and 28,113,897 shares issued and outstanding at June 30, 2007 and December 31, 2006	$27	$28
Series G Cumulative Redeemable Preferred Stock, 4,000,000 shares authorized, no par, $100 million liquidation preference, 4,000,000 shares issued and outstanding at June 30, 2007 and December 31, 2006
Series H Cumulative Redeemable Preferred Stock, 3,480,000 shares authorized, no par, $87 million liquidation preference, 3,480,000 shares issued and outstanding at June 30, 2007 and December 31, 2006
Common Stock, $0.01 par value, 250,000,000 shares authorized, 52,849,206 and 52,931,594 shares issued and outstanding at June 30, 2007 and December 31, 2006	528	529
Additional paid-in capital	589,072	635,304
Accumulated other comprehensive income (loss)	(3,172)	(9,560)
Dividends in excess of net income (Note 1)	(538,634)	(517,659)
	$47,821	$108,642
	$3,044,251	$2,826,622

See notes to consolidated financial statements.

 TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Three Months Ended June 30
	2007	2006
Revenues:
Minimum rents	$79,507	$76,587
Percentage rents	997	709
Expense recoveries	57,923	52,152
Management, leasing, and development services	3,632	3,160
Other	10,215	6,668
	$152,274	$139,276
Expenses:
Maintenance, taxes, and utilities	$45,587	$40,485
Other operating	16,078	16,476
Management, leasing, and development services	1,796	1,527
General and administrative	7,015	7,546
Interest expense (Note 6)	32,190	31,871
Depreciation and amortization	33,568	33,315
	$136,234	$131,220
Gains on land sales and interest income	$723	$5,504

Income before equity in income of Unconsolidated Joint Ventures and minority and preferred interests	$16,763	$13,560
Equity in income of Unconsolidated Joint Ventures (Note 5)	9,239	7,412
Income before minority and preferred interests	$26,002	$20,972
Minority interest in consolidated joint ventures (Note 1):
Minority share of income of consolidated joint ventures	(621)	(733)
Distributions in excess of minority share of income of consolidated joint ventures	(1,649)	(2,938)
Minority interest in TRG:
Minority share of income of TRG	(7,187)	(2,780)
Distributions in excess of minority share of income of TRG (Note 1)	(3,437)	(6,115)
TRG Series F preferred distributions	(615)	(615)
Net income	$12,493	$7,791
Series A, G, H, and I preferred stock dividends (Note 7)	(3,659)	(10,403)
Net income (loss) allocable to common shareowners	$8,834	$(2,612)

Net income	$12,493	$7,791
Other comprehensive income:
Unrealized gain on interest rate instruments and other	5,733	2,219
Reclassification adjustment for amounts recognized in net income	315	313
Comprehensive income	$18,541	$10,323

Basic earnings per common share (Note 10) -
Net income (loss)	$0.17	$(0.05)

Diluted earnings per common share (Note 10) -
Net income (loss)	$0.16	$(0.05)

Cash dividends declared per common share	$0.375	$0.305

Weighted average number of common shares outstanding	53,412,542	52,782,144

See notes to consolidated financial statements.

 TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Six Months Ended June 30
	2007	2006
Revenues:
Minimum rents	$158,162	$152,582
Percentage rents	3,305	3,599
Expense recoveries	108,546	97,045
Management, leasing, and development services	8,522	6,083
Other	18,765	17,988
	$297,300	$277,297
Expenses:
Maintenance, taxes, and utilities	$83,506	$75,283
Other operating	32,874	33,071
Management, leasing, and development services	4,586	3,045
General and administrative	14,336	14,470
Interest expense (Note 6)	61,884	66,154
Depreciation and amortization	66,101	66,704
	$263,287	$258,727
Gains on land sales and interest income	$1,114	$7,927

Income before equity in income of Unconsolidated Joint Ventures and minority and preferred interests	$35,127	$26,497
Equity in income of Unconsolidated Joint Ventures (Note 5)	17,425	15,883
Income before minority and preferred interests	$52,552	$42,380
Minority interest in consolidated joint ventures (Note 1):
Minority share of income of consolidated joint ventures	(2,534)	(2,439)
Distributions in excess of minority share of income of consolidated joint ventures	(1,041)	(1,693)
Minority interest in TRG:
Minority share of income of TRG	(14,928)	(8,497)
Distributions in excess of minority share of income of TRG (Note 1)	(6,270)	(9,296)
TRG Series F preferred distributions	(1,230)	(1,230)
Net income	$26,549	$19,225
Series A, G, H, and I preferred stock dividends (Note 7)	(7,317)	(16,406)
Net income allocable to common shareowners	$19,232	$2,819

Net income	$26,549	$19,225
Other comprehensive income:
Unrealized gain on interest rate instruments and other	5,757	3,133
Reclassification adjustment for amounts recognized in net income	631	774
Comprehensive income	$32,937	$23,132

Basic and diluted earnings per common share (Note 10) -
Net income	$0.36	$0.05

Cash dividends declared per common share	$0.75	$0.61

Weighted average number of common shares outstanding	53,418,055	52,456,890

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Six Months Ended June 30
	2007	2006
Cash Flows From Operating Activities:
Net income	$26,549	$19,225
Adjustments to reconcile net income to net cash provided by operating activities:
Minority and preferred interests	26,003	23,155
Depreciation and amortization	66,101	66,704
Provision for bad debts	2,464	2,912
Gains on sales of land		(4,084)
Other	4,123	3,401
Increase (decrease) in cash attributable to changes in assets and liabilities:
Receivables, deferred charges, and other assets	(8,037)	(4,400)
Accounts payable and other liabilities	(14,975)	(15,439)
Net Cash Provided By Operating Activities	$102,228	$91,474

Cash Flows From Investing Activities:
Additions to properties	$(99,258)	$(84,864)
Net proceeds from disposition of interest in center (Note 5)		9,000
Acquisition of marketable equity securities	(2,290)
Acquisition of additional interest in The Pier Shops (Note 3)	(24,504)
Cash transferred in upon consolidation of The Pier Shops (Note 3)	33,388
Proceeds from sales of land		5,423
Contributions to Unconsolidated Joint Ventures	(2,937)	(2,129)
Distributions from Unconsolidated Joint Ventures in excess of income	4,418	4,959
Net Cash Used In Investing Activities	$(91,183)	$(67,611)

Cash Flows From Financing Activities:
Debt proceeds	$136,313	$495,500
Debt payments	(7,961)	(382,782)
Debt issuance costs		(1,154)
Contribution from minority interest		3,500
Issuance of preferred stock		113,000
Redemption of preferred stock		(226,000)
Repurchase of common stock (Note 7)	(50,000)
Equity issuance costs		(607)
Distributions to minority and preferred interests	(27,056)	(68,491)
Cash dividends to preferred shareowners	(7,317)	(11,754)
Cash dividends to common shareowners	(39,950)	(31,915)
Other	28
Net Cash Provided By (Used In) Financing Activities	$4,057	$(110,703)

Net Increase (Decrease) In Cash and Cash Equivalents	$15,102	$(86,840)

Cash and Cash Equivalents at Beginning of Period	26,282	163,577

Effect of consolidating Cherry Creek Shopping Center (Note 1) (Cherry Creek Shopping Center's cash balance at beginning of year)		2,354

Cash and Cash Equivalents at End of Period	$41,384	$79,091

Non-cash investing and financing activities– Consolidated assets and liabilities increased upon consolidation of the accounts of The Pier Shops at Caesars on April 13, 2007 (Note 3) and Cherry Creek Shopping Center on January 1, 2006.  The impact of consolidating Cherry Creek Shopping Center was an increase in assets of approximately $136 million and liabilities of approximately $199 million.

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Interim Financial Statements

General

Taubman Centers, Inc. (the Company or TCO), a real estate investment trust, or REIT, is the managing general partner of The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG). The Operating Partnership is an operating subsidiary that engages in the ownership, management, leasing, acquisition, development, and expansion of regional and super-regional retail shopping centers and interests therein. The Operating Partnership's owned portfolio as of June 30, 2007 included 22 urban and suburban shopping centers in ten states.  One new center is under construction in Michigan.

Taubman Properties Asia LLC (Taubman Asia), which is the platform for the Company’s expansion into the Asia-Pacific region, is headquartered in Hong Kong.

Consolidation

The consolidated financial statements of the Company include all accounts of the Company, the Operating Partnership, and its consolidated subsidiaries, including The Taubman Company LLC (the Manager) and Taubman Asia.  The Company consolidates the accounts of the owner of The Mall at Partridge Creek (Partridge Creek) (Note 4), which qualifies as a variable interest entity under FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (FIN 46R) for which the Operating Partnership is considered to be the primary beneficiary.  In April 2007, the Company increased its ownership in The Pier Shops at Caesars (The Pier Shops) to a 77.5% controlling interest and began consolidating the entity that owns The Pier Shops (Note 3).  Prior to the acquisition date, the Company accounted for The Pier Shops under the equity method. All intercompany transactions have been eliminated.

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

Ownership

In addition to the Company’s common stock, there are three classes of preferred stock (Series B, G, and H) outstanding as of June 30, 2007.  Dividends on the 8% Series G and 7.625% Series H Preferred Stocks are cumulative and are payable in arrears on or about the last day of each calendar quarter. The Company owns corresponding Series G and Series H Preferred Equity interests in the Operating Partnership that entitle the Company to income and distributions (in the form of guaranteed payments) in amounts equal to the dividends payable on the Company’s Series G and Series H Preferred Stock.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Operating Partnership

At June 30, 2007, the Operating Partnership’s equity included three classes of preferred equity (Series F, G, and H) and the net equity of the partnership unitholders.  Net income and distributions of the Operating Partnership are allocable first to the preferred equity interests, and the remaining amounts to the general and limited partners in the Operating Partnership in accordance with their percentage ownership. The Series G and Series H Preferred Equity are owned by the Company and are eliminated in consolidation.  The Series F Preferred Equity is owned by an institutional investor.

The Company's ownership in the Operating Partnership at June 30, 2007 consisted of a 66% managing general partnership interest, as well as the Series G and H Preferred Equity interests.  The Company's average ownership percentage in the Operating Partnership for the six months ended June 30, 2007 and 2006 was 66% and 65%, respectively.  At June 30, 2007, the Operating Partnership had 80,156,503 units of partnership interest outstanding, of which the Company owned 52,849,206.

Minority Interests

As of June 30, 2007 and December 31, 2006, minority interests in the Company are comprised of the ownership interests of (1) noncontrolling unitholders of the Operating Partnership and (2) the noncontrolling interests in joint ventures controlled by the Company through ownership or contractual arrangements.

The net equity of the Operating Partnership noncontrolling unitholders is less than zero.  The net equity balances of the noncontrolling partners in certain of the consolidated joint ventures are also less than zero.  Therefore, the interests of the noncontrolling unitholders of the Operating Partnership and outside partners with net equity balances in the consolidated joint ventures of less than zero are recognized as zero balances within the consolidated balance sheet.  The interests of the noncontrolling partners with positive equity balances in consolidated joint ventures represent the minority interests presented on the Company’s consolidated balance sheet of $20.2 million and $7.8 million at June 30, 2007 and December 31, 2006, respectively.

The income allocated to the noncontrolling unitholders is equal to their share of distributions as long as the net equity of the Operating Partnership is less than zero. Similarly, the income allocated to the noncontrolling partners with net equity balances in consolidated joint ventures of less than zero is equal to their share of operating distributions.

The net equity balances of the Operating Partnership and certain of the consolidated joint ventures are less than zero because of accumulated distributions in excess of net income and not as a result of operating losses.  Distributions to partners are usually greater than net income because net income includes non-cash charges for depreciation and amortization.

In May 2006, Cherry Creek refinanced its debt and distributed the excess proceeds to the partners. The joint venture partner’s $45 million share of the distributed excess proceeds is classified as minority interest and included in Deferred Charges and Other Assets in the Company’s consolidated balance sheet. The Company accounts for distributions to minority partners that result from such financing transactions as a debit balance minority interest upon determination that (1) the distribution was the result of appreciation in the fair value of the property above the book value, (2) the financing was provided at a loan to value ratio commensurate with non-recourse real estate lending, and (3) the excess of the property value over the financing provides support for the eventual recovery of the debit balance minority interest upon sale or disposal of the property.  Debit balance minority interests are considered as part of the carrying value of a property for purposes of evaluating impairment, should events or circumstances indicate that the carrying value may not be recoverable.

Finite Life Entities

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity.  At June 30, 2007, the Company held controlling majority interests in consolidated entities with specified termination dates between 2080 and 2083. The minority owners’ interests in these entities are to be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entity. The estimated fair value of these minority interests were approximately $214.9 million at June 30, 2007, compared to a book value of $(33.7) million, of which $(45.3) million was classified as Deferred Charges and Other Assets and $11.6 million was classified as Minority Interest in the Company’s consolidated balance sheet.

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

Dollar amounts presented in tables within the notes to the financial statements are stated in thousands, except share data or as otherwise noted. Certain reclassifications have been made to 2006 amounts to conform to current year classifications.

Note 2 – Income Taxes

The Company’s taxable REIT subsidiaries are subject to corporate level income taxes, which are provided for in the Company’s financial statements.  The Company's deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws.  Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence.  The Company’s temporary differences primarily relate to deferred compensation and depreciation.  During the three and six months ended June 30, 2007, the Company’s foreign and federal income tax expenses were each less than $0.1 million.  As of June 30, 2007, the Company had a net deferred tax asset of $3.3 million, after a valuation allowance of $4.8 million. As of December 31, 2006, the net deferred tax asset was $3.3 million, after a valuation allowance of $5.6 million.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48) on January 1, 2007.  FIN 48 defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  Adoption of FIN 48 did not have a material effect on the Company’s results of operations or financial position.

The Company had no unrecognized tax benefits as of the January 1, 2007 adoption date or as of June 30, 2007.  The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of June 30, 2007.  The Company has no interest or penalties relating to income taxes recognized in the statement of operations for the three and six months ended June 30, 2007 or in the balance sheet as of June 30, 2007.  As of June 30, 2007, returns for the calendar years 2003 through 2006 remain subject to examination by U.S. and various state and foreign tax jurisdictions.

Note 3 – Acquisition

The Pier Shops, located in Atlantic City, New Jersey, began opening in phases in June 2006. Gordon Group Holdings LLC (Gordon) developed the center, and in January 2007, the Company assumed full management and leasing responsibility for the center.  In April 2007, the Company increased its ownership in The Pier Shops to a 77.5% controlling interest. The remaining 22.5% interest continues to be held by Gordon. The Company began consolidating The Pier Shops as of the purchase date.  At closing, the Company made a $24.5 million equity investment in the center, bringing its total equity investment to $28.5 million. The Pier Shop’s $33.4 million cash balance at the acquisition date is reflected as an inflow of cash from investing activities in the Company’s consolidated statement of cash flows.  At the purchase date, the book values of the center’s assets and liabilities were $229.7 million and $171.3 million, respectively.  The excess of the book value of the net assets acquired over the purchase price was approximately $17 million, which was preliminarily allocated principally to building and improvements.  The Company has not yet finalized its allocations of the purchase price to the tangible and intangible assets and liabilities acquired.  The Company is entitled to a 7% cumulative preferred return on its $133.1 million total investment, including its $104.6 million share of debt.  See Note 6 regarding the new $135 million loan and the refinancing of the previous construction loan on The Pier Shops.  The Company will be responsible for any additional capital requirements, estimated to be in the range of $15 million over the next two years, on which it will receive a preferred return at a minimum of 8%.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 4 – New Center Development and Services

New Center Development

The Mall at Partridge Creek

Partridge Creek, a 640,000 square foot center, is under construction in Clinton Township, Michigan.  The center, which is 93% leased and committed, will be anchored by Nordstrom, Parisian, and MJR Theatres, and is scheduled to open on October 18, 2007, with Nordstrom opening in April 2008.  In May 2006, the Operating Partnership engaged the services of a third-party investor to acquire certain property associated with the project, in order to facilitate a Section 1031 like-kind exchange to provide flexibility for disposing of assets in the future.  The third-party investor became the owner of the project and leases the land from a subsidiary of the Operating Partnership. In turn, the owner leases the project back to the Operating Partnership.  The Company consolidates the accounts of the owner.

The Mall at Oyster Bay

In June 2007, the Supreme Court of the State of New York (Suffolk County) affirmed that the Town of Oyster Bay has not provided a basis to deny the Company’s application to build The Mall at Oyster Bay (Oyster Bay) in Syosset, Long Island, New York.  The court’s decision reaffirms the Company’s commitment to build the mall, which has 65% of the space committed and will be anchored by Neiman Marcus, Nordstrom, and Barneys New York. However, if the Company is ultimately unsuccessful it is anticipated that the recovery on this asset would be significantly less than its current investment.  The Company’s investment in Oyster Bay was $135 million as of June 30, 2007.

Land

In January 2007, the Company acquired land for future development in North Atlanta, Georgia, for $15.5 million.

Taubman Asia

In January 2007, Taubman Asia entered into an agreement to provide development services for a 1.2 million square foot retail and entertainment complex in New Songdo City, Incheon, South Korea.  The shopping complex is scheduled to open in 2010, with construction beginning in 2007.

Note 5 - Investments in Unconsolidated Joint Ventures

General Information

The Company has investments in joint ventures that own shopping centers.  The Operating Partnership is the managing general partner or managing member of these Unconsolidated Joint Ventures, except for the ventures that own Arizona Mills, The Mall at Millenia, and Waterside Shops at Pelican Bay.

Shopping Center	Ownership as of June 30, 2007 and December 31, 2006
Arizona Mills	50%
Fair Oaks Mall	50
The Mall at Millenia	50
Stamford Town Center	50
Sunvalley	50
Waterside Shops at Pelican Bay	25
Westfarms	79

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The Company has not yet received audited financial statements for any period after 2004 from The Mills Corporation (The Mills), which managed the 50% unconsolidated joint venture, Arizona Mills, through April 2007. Simon Property Group, Inc. completed an acquisition of The Mills in April 2007.  Amounts recognized relating to Arizona Mills may change as a result of the completion of prior years’ Arizona Mills audits.  However, the Company is not aware of any material adjustments related to prior periods.  In the first quarter of 2007, the Company received a prior period adjustment relating to accounting for lease incentives of $0.6 million.  The Company’s share was a $0.3 million reduction of income.

Combined Financial Information

Combined balance sheet and results of operations information is presented in the following table for the Unconsolidated Joint Ventures, followed by the Operating Partnership's beneficial interest in the combined information. Amounts related to The Pier Shops are included in the combined information of the Unconsolidated Joint Ventures through the acquisition date of a controlling interest (Note 3).  Beneficial interest is calculated based on the Operating Partnership's ownership interest in each of the Unconsolidated Joint Ventures.

	June 30	December 31
	2007	2006
Assets:
Properties	$1,005,409	$1,157,872
Accumulated depreciation and amortization	(330,920)	(320,256)
	$674,489	$837,616
Cash and cash equivalents	24,987	35,504
Accounts and notes receivable, less provision for bad debts of $1,926 and $2,032 in 2007 and 2006	19,071	26,769
Deferred charges and other assets	18,799	23,417
	$737,346	$923,306

Liabilities and accumulated deficiency in assets:
Notes payable	$1,007,284	$1,097,347
Accounts payable and other liabilities	34,490	84,177
TRG's accumulated deficiency in assets	(166,670)	(163,778)
Unconsolidated Joint Venture Partners' accumulated deficiency in assets	(137,758)	(94,440)
	$737,346	$923,306

TRG's accumulated deficiency in assets (above)	$(166,670)	$(163,778)
TRG basis adjustments, including elimination of intercompany profit	76,149	77,797
TCO's additional basis	69,558	70,530
Net Investment in Unconsolidated Joint Ventures	$(20,963)	$(15,451)
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures	104,226	101,944
Investment in Unconsolidated Joint Ventures	$83,263	$86,493

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Revenues	$63,871	$58,204	$127,693	$116,604
Maintenance, taxes, utilities, and other operating expenses	$21,713	$20,844	$46,270	$39,995
Interest expense	16,617	13,353	34,421	26,595
Depreciation and amortization	9,180	9,470	18,908	18,960
Total operating costs	$47,510	$43,667	$99,599	$85,550
Interest income	367	270	814	522
Net income	$16,728	$14,807	$28,908	$31,576

Net income allocable to TRG	$9,426	$7,499	$17,997	$16,524
Realized intercompany profit, net of depreciation on TRG's basis adjustments	299	399	400	331
Depreciation of TCO's additional basis	(486)	(486)	(972)	(972)
Equity in income of Unconsolidated Joint Ventures	$9,239	$7,412	$17,425	$15,883

Beneficial interest in Unconsolidated Joint Ventures' operations:
Revenues less maintenance, taxes, utilities, and other operating expenses	$23,536	$21,389	$45,420	$43,757
Interest expense	(8,325)	(7,617)	(16,627)	(15,173)
Depreciation and amortization	(5,972)	(6,360)	(11,368)	(12,701)
Equity in income of Unconsolidated Joint Ventures	$9,239	$7,412	$17,425	$15,883

Note 6 – Beneficial Interest in Debt and Interest Expense

In April 2007, The Pier Shops completed a refinancing of its existing construction loan (Note 3).  The new $135 million loan on the property is a 10-year, non-recourse, interest-only loan and bears interest at an all-in rate of approximately 6.1%.  The Company has the ability to borrow up to an additional $25 million for a total borrowing capacity of $160 million if certain center operating requirements are met.  The loan proceeds were used to repay the $88.1 million balance on the construction loan on the center and fund remaining construction costs and tenant allowances.

The Operating Partnership's beneficial interest in the debt, capital lease obligations, capitalized interest, and interest expense of its consolidated subsidiaries and its Unconsolidated Joint Ventures is summarized in the following table.  The Operating Partnership's beneficial interest in the consolidated subsidiaries excludes debt and interest related to the minority interests in Cherry Creek (50%), International Plaza (49.9%), The Pier Shops (22.5% as of April 2007, Note 3), The Mall at Wellington Green (10%), and MacArthur Center (5%).  The Operating Partnership’s beneficial interest in the Unconsolidated Joint Ventures, prior to April 2007, excludes The Pier Shops.

	At 100%		At Beneficial Interest
	Consolidated Subsidiaries	Unconsolidated Joint Ventures	Consolidated Subsidiaries	Unconsolidated Joint Ventures
Debt as of:
June 30, 2007	$2,582,590	$1,007,284	$2,296,848	$519,634
December 31, 2006	2,319,538	1,097,347	2,063,111	522,180

Capital lease obligations as of:
June 30, 2007	$7,529	$1,046	$7,512	$523
December 31, 2006	7,501	676	7,336	338

Capitalized interest:
Six months ended June 30, 2007	$7,428	$78	$7,400	$19
Six months ended June 30, 2006	4,316		4,314

Interest expense:
Six months ended June 30, 2007	$61,884	$34,421	$55,046	$16,627
Six months ended June 30, 2006	66,154	26,595	59,864	15,173

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Debt Covenants and Guarantees

Certain loan agreements contain various restrictive covenants, including a minimum net worth requirement, minimum interest coverage ratios, a maximum payout ratio on distributions, a minimum debt yield ratio, a minimum fixed charges coverage ratio, and a maximum leverage ratio, the latter being the most restrictive.  The Operating Partnership is in compliance with all of its covenants.  The maximum payout ratio on distributions covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain the Company's tax status, pay preferred distributions, and for distributions related to the sale of certain assets.

Payments of principal and interest on the loans in the following table are guaranteed by the Operating Partnership as of June 30, 2007.

Center	Loan balance as of 6/30/07	TRG's beneficial interest in loan balance as of 6/30/07	Amount of loan balance guaranteed by TRG as of 6/30/07	% of loan balance guaranteed by TRG	% of interest guaranteed by TRG
	(in millions of dollars)
Dolphin Mall	95.0	95.0	95.0	100%	100%
Fairlane Town Center	80.0	80.0	80.0	100%	100%
Twelve Oaks Mall	-	-	-	100%	100%

Borrowings under the $350 million revolver are primary obligations of the entities owning Dolphin Mall, Fairlane Town Center (Fairlane), and Twelve Oaks Mall (Twelve Oaks), which are the collateral for the line of credit.  The Operating Partnership and the entities owning Fairlane and Twelve Oaks are guarantors under the credit agreement.  In June 2007, the Operating Partnership’s $40 million revolving line of credit maturity date was extended one year to February 2009.

The Operating Partnership has also guaranteed certain obligations of Partridge Creek and the payment of $1.3 million primarily related to certain tenant allowances for Northlake Mall.

The Company is required to escrow cash balances for specific uses stipulated by certain of its lenders, including construction costs, capital improvements, leasing costs, tenant allowances, ground lease payments, taxes, insurance, and debt service.  As of June 30, 2007 and December 31, 2006, the Company’s cash balances restricted for these uses were $22.8 million and $2.0 million, respectively.  Such amounts are included within cash and cash equivalents in the Company’s consolidated balance sheet.

Note 7 - Equity Transactions

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Common Stock and Equity

During 2007, the Company repurchased 923,364 shares of its common stock on the open market at an average price of $54.15 per share, for a total of $50 million, the maximum amount permitted under the program approved by the Board of Directors in December 2005.  All shares repurchased have been cancelled.  For each share of stock repurchased, an equal number of Operating Partnership units were redeemed.  Repurchases of common stock were financed through general corporate funds, including borrowings under existing lines of credit.  In July 2007, the Company’s Board of Directors authorized the repurchase of an additional $100 million of the Company’s common stock on the open market or in privately negotiated transactions.

During the six months ended June 30, 2007 and 2006, 839,809 and 916,343 shares, respectively, of Series B Preferred Stock were converted to 54 shares and 63 shares, respectively, of the Company's common stock as a result of tenders of units under the Continuing Offer (Note 9).  See Note 8 for equity issuances under share-based compensation plans.

Note 8 – Share-Based Compensation

The Company provides certain share-based compensation through an incentive option plan, a long-term incentive plan, and non-employee directors' stock grant and deferred compensation plans.

The compensation cost charged to income for these share-based compensation plans was $1.8 million and $3.4 million for the three and six months ended June 30, 2007, respectively, and $1.1 million and $2.1 million for the three and six months ended June 30, 2006, respectively.  Compensation cost capitalized as part of properties and deferred leasing costs was $0.2 million and $0.4 million for the three and six months ended June 30, 2007 and also for the three and six months ended June 30, 2006, respectively.

Further information regarding activities relating to the incentive option plan and long-term incentive plan during the six months ended June 30, 2007 is provided below.

Incentive Options

The Company’s incentive option plan (the Option Plan), which is shareholder approved, permits the grant of options to employees.  The Operating Partnership's units issued in connection with the Option Plan are exchangeable for new shares of the Company's common stock under the Continuing Offer (Note 9).  Options for 1.3 million partnership units have been granted and are outstanding at June 30, 2007.  Of the 1.3 million options outstanding, 0.7 million have vesting schedules with one-third vesting at each of the  first, second, and third years of the grant anniversary, if continuous service has been provided.  Substantially all of the other 0.6 million options outstanding have vesting schedules with one-third vesting at each of the third, fifth, and seventh years of the grant anniversary, if continuous service has been provided and certain conditions dependent on the Company’s market performance in comparison to its competitors have been met.  The options have ten-year contractual terms. As of June 30, 2007, options for 0.9 million Operating Partnership units remain available for grant under the Option Plan.

The Company estimated the value of the options issued during the six months ended June 30, 2007 using a Black-Scholes valuation model based on the following assumptions and resulting in the weighted-average grant-date fair value shown below:

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of option activity under the Option Plan for the six months ended June 30, 2007 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Range of Exercise Prices
Outstanding at January 1, 2007	1,115,376	$32.55	8.5	$29.38 - $40.39
Granted	226,875	55.90
Outstanding at June 30, 2007	1,342,251	$36.50	8.3	$29.38 - $55.90

Fully vested options at June 30, 2007	279,048	$34.16	8.1

Long-Term Incentive Plan

The Company established The Taubman Company 2005 Long-Term Incentive Plan (LTIP) in 2005. The LTIP allows the Company to make grants of restricted stock units (RSU) to employees.  An aggregate of 1.1 million shares of the Company’s common stock remain available for issuance under the LTIP.  There were RSU for 0.4 million shares outstanding at June 30, 2007.  Each RSU represents the right to receive upon vesting one share of the Company’s common stock plus a cash payment equal to the aggregate cash dividends that would have been paid on such share of common stock from the date of grant of the award to the vesting date.  Each RSU is valued at the closing price of the Company’s common stock on the grant date.  RSU vest on the third year anniversary of the grant if continuous service has been provided for that period, or upon retirement or certain other events if earlier.  Based on an analysis of historical employee turnover, the Company has made an annual forfeiture assumption of 2.4% of grants when recognizing compensation costs relating to the RSU.  None of the RSU outstanding at June 30, 2007 were vested.

A summary of activity for the six months ended June 30, 2007 under the LTIP is presented below:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2007	261,685	$35.79
Granted	102,905	56.54
Redeemed	(672)	34.93
Forfeited	(3,095)	44.73
Outstanding at June 30, 2007	360,823	41.63

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

Based on a market value at June 30, 2007 of $49.61 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $1.3 billion.  The purchase of these interests at June 30, 2007 would have resulted in the Company owning an additional 32% interest in the Operating Partnership.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

See Note 4 regarding obligations and commitments related to Partridge Creek and contingencies related to Oyster Bay and Note 6 for the Operating Partnership's guarantees of certain notes payable and other obligations.

Note 10 - Earnings Per Share

Basic earnings per share amounts are based on the weighted average of common shares outstanding for the respective periods.  Diluted earnings per share amounts are based on the weighted average of common shares outstanding plus the dilutive effect of common stock equivalents.  Common stock equivalents include outstanding partnership units exchangeable for common shares under the Continuing Offer (Note 9), outstanding options for units of partnership interest under the Operating Partnership’s incentive option plan, RSU under the LTIP and non-employee directors’ deferred compensation plan (Note 8) and unissued partnership units under unit option deferral elections.  In computing the potentially dilutive effect of these common stock equivalents, partnership units are assumed to be exchanged for common shares under the Continuing Offer, increasing the weighted average number of shares outstanding.  The potentially dilutive effects of partnership units outstanding and/or issuable under the unit option deferral elections are calculated using the if-converted method, while the effects of other common stock equivalents are calculated using the treasury stock method.

As of June 30, 2007, there were 9.6 million partnership units outstanding and 0.9 million unissued partnership units under unit option deferral election that may be exchanged for common shares of the Company under the Continuing Offer (Note 9).  Outstanding partnership units and unissued units under unit option deferral elections were excluded from the computation of diluted earnings per share as they were anti-dilutive in all periods presented. These outstanding units and unissued units could only be dilutive to earnings per share if the minority interests' ownership share of the Operating Partnership's income was greater than their share of distributions.

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Net income (loss) allocable to common shareowners (Numerator)	$8,834	$(2,612)	$19,232	$2,819

Shares (Denominator) – basic	53,412,542	52,782,144	53,418,055	52,456,890
Effect of dilutive securities	643,718		648,175	245,043
Shares (Denominator) – diluted	54,056,260	52,782,144	54,066,230	52,701,933

Income (loss) per common share:
Basic	$0.17	$(0.05)	$0.36	$0.05
Diluted	$0.16	$(0.05)	$0.36	$0.05

Note 11 - New Accounting Pronouncements

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements represent our expectations or beliefs concerning future events, including the following: statements regarding future developments and joint ventures, rents, returns, and earnings, statements regarding the continuation of trends, and any statements regarding the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity and capital resource needs.  We caution that although forward-looking statements reflect our good faith beliefs and best judgment based upon current information, these statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including those risks, uncertainties, and factors detailed from time to time in reports filed with the SEC, and in particular those set forth under the headings “General Risks of the Company” and “Environmental Matters” in our Annual Report on Form 10-K.  The following discussion should be read in conjunction with the accompanying consolidated financial statements of Taubman Centers, Inc. and the notes thereto.

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

The comparability of information used in measuring performance is affected by the expansion and renovation at Waterside Shops at Pelican Bay (Waterside) in 2006 and The Pier Shops at Caesars (The Pier Shops), which began opening in phases in June 2006. Additional “comparable center” statistics that exclude Waterside and The Pier Shops are provided to present the performance of comparable centers in our continuing operations.  In April 2007, we increased our ownership in The Pier Shops to 77.5% (see “Results of Operations - Acquisition”).  The Pier Shops’ results of operations are included within the Consolidated Businesses for periods beginning April 13, 2007, and within the Unconsolidated Joint Ventures prior to the acquisition date.

Current Operating Trends

Tenant sales and sales per square foot information are operating statistics used in measuring the productivity of the portfolio and are based on reports of sales furnished by mall tenants.  Our tenant sales statistics have continued to demonstrate strong growth through the second quarter of 2007, with sales per square foot increasing 3.6% over the second quarter of 2006.  Tenant sales have increased every quarter for over four years.  Sales directly impact the amount of percentage rents certain tenants and anchors pay.  The effects of increases or declines in sales on our operations are moderated by the relatively minor share of total rents that percentage rents represent.  However, a sustained trend in sales does impact, either negatively or positively, our ability to lease vacancies and negotiate rents at advantageous rates. We believe these improving tenant sales provide us an opportunity to continue to increase rents in the future.

In the second quarter of 2007, occupancy increased to 89.9% compared to 89.0% in the second quarter of 2006.  For our comparable centers, occupancy increased to 90.0% compared to 88.8% in the second quarter of 2006.  We expect modest increases in comparable center occupancy throughout the remainder of the year.  See “Seasonality” for occupancy and leased space statistics.  Temporary tenants, defined as those with lease terms less than 12 months, are not included in occupancy or leased space statistics.  As of June 30, 2007, approximately 1.2% of space was occupied by temporary tenants.

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

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Average rent per square foot:
Consolidated Businesses	$43.64	$42.88	$43.75	$42.84
Unconsolidated Joint Ventures	41.52	41.12	41.43	41.48
Opening base rent per square foot:
Consolidated Businesses	$45.85	$42.02	$51.34	$43.23
Unconsolidated Joint Ventures	42.91	33.36	46.13	42.74
Square feet of GLA opened:
Consolidated Businesses	173,469	214,732	393,813	470,293
Unconsolidated Joint Ventures	40,256	75,498	142,163	162,497
Closing base rent per square foot:
Consolidated Businesses	$46.82	$39.60	$42.26	$41.91
Unconsolidated Joint Ventures	54.59	50.47	47.27	45.83
Square feet of GLA closed:
Consolidated Businesses	143,634	196,713	547,505	594,696
Unconsolidated Joint Ventures	41,838	26,401	180,717	178,743
Releasing spread per square foot:
Consolidated Businesses	$(0.97)	$2.42	$9.08	$1.32
Unconsolidated Joint Ventures	(11.68)	(17.11)	(1.14)	(3.09)

The spread between opening and closing rents may not be indicative of future periods, as this statistic is not computed on comparable tenant spaces, and can vary significantly from period to period depending on the total amount, location, and average size of tenant space opening and closing in the period.  In the six months ended June 30, 2007, average rent per square foot for the Unconsolidated Joint Ventures was adversely impacted by a cumulative prior year adjustment at Arizona Mills related to The Mills Corporation’s accounting for lease incentives.  Also in 2007, the releasing spread per square foot of the Unconsolidated Joint Ventures was impacted by the opening of several tenant spaces at a value center that had no closing spaces.  In 2006, the releasing spread per square foot of the Unconsolidated Joint Ventures was impacted by the opening of large tenant spaces at certain centers.

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

	2nd Quarter 2007	1st Quarter 2007	Total 2006	4th Quarter 2006	3rd Quarter 2006	2nd Quarter 2006	1st Quarter 2006
	(in thousands of dollars, except as indicated)
Mall tenant sales (1)	1,066,258	1,044,558	4,348,826	1,447,188	985,224	989,275	927,139
Revenues and gains on land sales and interest income:
Consolidated Businesses	152,997	145,417	588,744	163,455	140,065	144,780	140,444
Unconsolidated Joint Ventures	64,233	64,275	253,486	72,584	63,772	58,554	58,576
Occupancy:
Ending-comparable	90.0%	89.6%	91.3%	91.3%	89.3%	88.8%	88.2%
Average-comparable	89.8	89.7	89.1	90.5	89.0	88.6	88.2
Ending	89.9	89.7	91.3	91.3	89.5	89.0	88.3
Average	89.7	89.8	89.2	90.6	89.2	88.7	88.4
Leased space:
Comparable	92.5%	92.0%	92.4%	92.4%	92.3%	91.7%	90.8%
All centers	92.4	92.1	92.5	92.5	92.4	91.8	90.9

(1)	Based on reports of sales furnished by mall tenants. 2007 information for Arizona Mills is based on estimates.

Because the seasonality of sales contrasts with the generally fixed nature of minimum rents and recoveries, mall tenant occupancy costs (the sum of minimum rents, percentage rents, and expense recoveries) as a percentage of sales are considerably higher in the first three quarters than they are in the fourth quarter.

	2nd Quarter 2007	1st Quarter 2007	Total 2006	4th Quarter 2006	3rd Quarter 2006	2nd Quarter 2006	1st Quarter 2006
Consolidated Businesses:
Minimum rents	9.7%	10.0%	9.1%	7.1%	9.9%	9.9%	10.5%
Percentage rents	0.1	0.3	0.4	0.8	0.3	0.1	0.4
Expense recoveries	5.8	5.1	4.9	4.2	4.9	5.6	4.8
Mall tenant occupancy costs	15.6%	15.4%	14.4%	12.1%	15.1%	15.6%	15.7%
Unconsolidated Joint Ventures:
Minimum rents	8.7%	8.8%	8.3%	6.4%	9.2%	9.1%	9.7%
Percentage rents	0.3	0.2	0.4	0.8	0.3	0.2	0.2
Expense recoveries	4.4	3.9	3.8	3.2	4.1	4.1	3.9
Mall tenant occupancy costs	13.4%	12.9%	12.5%	10.4%	13.6%	13.4%	13.8%

Results of Operations

The following sections discuss certain 2007 and 2006 transactions that affected operations in the three and six month periods ended June 30, 2007 and 2006, or are expected to impact operations in the future.

New Development

The Mall at Partridge Creek (Partridge Creek), a 640,000 square foot center, is under construction in Clinton Township, Michigan.  The center, which is 93% leased and committed, will be anchored by Nordstrom, Parisian, and MJR Theatres, and is scheduled to open on October 18, 2007, with Nordstrom opening in April 2008.  See “Liquidity and Capital Resources – Contractual Obligations - The Mall at Partridge Creek Contractual Obligations” and “Liquidity and Capital Resources - Planned Capital Spending” regarding this center and other projects.

In addition, expansions at two centers will open in fall 2007 (see “Liquidity and Capital Resources – Planned Capital Spending”). See also “Results of Operations – Taubman Asia” and “Results of Operations – Third-Party Management, Leasing, and Development Services” for new development and service arrangements.

Acquisition

The Pier Shops, located in Atlantic City, New Jersey, began opening in phases in June 2006. Gordon Group Holdings LLC (Gordon) developed the center, and in January 2007, we assumed full management and leasing responsibility for the center.  In April 2007, we increased our ownership in The Pier Shops to a 77.5% controlling interest.  The remaining 22.5% interest continues to be held by Gordon. We began consolidating The Pier Shops as of the purchase date. At closing, we made a $24.5 million equity investment in the center, bringing our total equity investment to $28.5 million. At the purchase date, the book values of the center’s assets and liabilities were $229.7 million and $171.3 million, respectively.  The excess of the book value of the net assets we acquired over the purchase price was approximately $17 million, which was preliminarily allocated principally to buildings and improvements.  We have not yet finalized our allocations of the purchase price to the tangible and intangible assets and liabilities acquired. We are entitled to a 7% cumulative preferred return on our $133.1 million total investment, including our $104.6 million share of debt (see “Results of Operations - Debt and Equity Transactions”). We believe this investment will become positive to our earnings, excluding depreciation and amortization, sometime in 2009.  We will be responsible for any additional capital requirements, estimated to be in the range of $15 million over the next two years, on which we will receive a preferred return at a minimum of 8%. We expect The Pier Shops will have a negative impact of approximately $4 million on our earnings in 2007, excluding depreciation and amortization, the amount of which will be dependent upon the final allocation of the purchase price.

Taubman Asia

Established in 2005, Taubman Asia is the platform for our expansion into the Asia-Pacific region. Taubman Asia is headquartered in Hong Kong and is engaged in projects that leverage our strong retail planning, design and operational capabilities.

In January 2007, we entered into an agreement to provide development services for a 1.2 million square foot retail and entertainment complex in New Songdo City, Incheon, South Korea.  We are also finalizing agreements to provide management and leasing services for the retail component.  The shopping complex is scheduled to open in 2010, with construction beginning in 2007. We have negotiated the opportunity to invest in a portion of the broader project, which will include not only retail, but also office, hotel, and residential uses. We anticipate finalizing our decision on this investment in 2007.

Also in January 2007, we announced our involvement in the retail component of Macao Studio City on the Cotai Strip in Macao, which is scheduled to open in 2009. Taubman Asia has signed a term sheet to acquire a minority position in the retail component of the project and will provide development, leasing, and management services, subject to definitive agreements to be completed in 2007.

Third-Party Management, Leasing, and Development Services

In addition to the services described in “Results of Operations – Taubman Asia”, we have several projects that are expected to contribute significant amounts of third-party revenue to our results in the future.

We are finalizing an agreement to provide initial leasing services for a lifestyle center in the city of North Las Vegas, Nevada.  This is a mixed-use project that will include retail, dining, and entertainment of up to 1.3 million square feet and a residential component consisting of approximately 800 units.  The shopping center is expected to open in 2009.  The developer of the residential component is a joint venture which includes an affiliate of the Taubman family.  The Taubman family affiliate also participates in the project’s non-residential component.

We are also finalizing a development agreement regarding City Creek Center, a mixed-use project in Salt Lake City, Utah. Demolition of the existing structures began in November 2006 and the project is scheduled to open in 2011. See “Liquidity and Capital Resources - Planned Capital Spending” regarding this center and other projects.

In addition, we currently have an agreement for retail leasing and development and design advisory services for MGM CityCenter, a mixed-use urban development project scheduled to open in 2009 on the strip in Las Vegas, Nevada. The term of this fixed-fee contract is approximately 25 years, effective June 2005, and is generally cancelable for cause and by the project owner upon payment to us of a cancellation fee. We also have a management agreement for Woodfield Mall, which is owned by a third-party, is renewable year-to-year and is cancelable by the owner with 90 days written notice.

Subject to many assumptions, our best estimate is that during the 2008 to 2010 timeframe, we will earn in the range of $35 million to $40 million of net margin from management, leasing, and development fees.  Net margin for these projects means total revenue less related expenses and taxes. The timing of revenue recognition is very difficult to predict due to a number of factors, including when the project actually starts construction.  For development, revenue is recognized when the work is performed.  For leasing, it is recognized when the leases are signed or when stores open, depending on the agreement.  Of the $35 million to $40 million, we expect this third-party margin will peak at as much as $20 million to $25 million in 2009 when the level of activity will be the greatest. Although this activity is highly profitable, it is very volatile and a substantial portion of this increased activity represents non-recurring income. Once the significant development and initial leasing effort is complete for these projects, fees will be much more modest. As we have discussed in the past, we would generally prefer to own as much equity in a project as possible. However, each of these projects met a series of criteria – including profitability and synergy with our ongoing activities – that made them attractive for us to pursue. We would expect that some level of this activity will always be present in our business.

Debt and Equity Transactions

During 2007, we repurchased 923,364 shares of our common stock on the open market at an average price of $54.15, for a total of $50 million, the maximum amount permitted under the program approved by our Board of Directors in December 2005. All shares repurchased have been cancelled.  For each share of stock repurchased, an equal number of Operating Partnership units were redeemed. Repurchases of common stock were financed through general corporate funds, including borrowings under existing lines of credit. In July 2007, our Board of Directors authorized the purchase of an additional $100 million of our common stock on the open market or in privately negotiated transactions.

In April 2007, The Pier Shops completed a refinancing of its existing construction loan.  The new $135 million loan on the property is a 10-year, non-recourse, interest-only loan and bears interest at an all-in rate of approximately 6.1%. We have the ability to borrow up to an additional $25 million for a total borrowing capacity of $160 million if certain center operating requirements are met.  The loan proceeds were used to repay the $88.1 million balance on the construction loan on the center and fund remaining construction costs and tenant allowances.

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

New Accounting Pronouncements

See “Note 11 – New Accounting Pronouncements” to our consolidated financial statements regarding certain new accounting pronouncements that we expect to adopt in 2008.

Presentation of Operating Results

Income Allocation

The following table contains the operating results of our Consolidated Businesses and the Unconsolidated Joint Ventures. Income allocated to the minority partners in the Operating Partnership and preferred interests is deducted to arrive at the results allocable to our common shareowners.  Because the net equity balances of the Operating Partnership and the outside partners in certain consolidated joint ventures are less than zero, the income allocated to these minority and outside partners is equal to their share of operating distributions.  The net equity of these minority and outside partners is less than zero due to accumulated distributions in excess of net income and not as a result of operating losses.  Distributions to partners are usually greater than net income because net income includes non-cash charges for depreciation and amortization.  Our average ownership percentage of the Operating Partnership was 66% during the three and six months ended June 30, 2007 and 65% during the three and six months ended June 30, 2006.

The results of The Pier Shops are presented within the Consolidated Businesses beginning April 13, 2007, as a result of our acquisition of a controlling interest in the center.  The results of The Pier Shops prior to the acquisition date are included within the Unconsolidated Joint Ventures.

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

Our presentations of Beneficial Interest in EBITDA and FFO are not necessarily comparable to the similarly titled measures of other REITs due to the fact that not all REITs use the same definitions.  These measures should not be considered alternatives to net income (loss) or as an indicator of our operating performance.  Additionally, neither represents cash flows from operating, investing or financing activities as defined by GAAP.  Reconciliations of Net Income (Loss) Allocable to Common Shareowners to Funds from Operations and Net Income to Beneficial Interest in EBITDA are presented following the Comparison of the Six Months Ended June 30, 2007 to the Six Months Ended June 30, 2006.

Comparison of the Three Months Ended June 30, 2007 to the Three Months Ended June 30, 2006

The following table sets forth operating results for the three months ended June 30, 2007 and June 30, 2006, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

Three Months Ended June 30, 2007		Three Months Ended June 30, 2006
CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)
                                                                (in millions of dollars)
REVENUES:
Minimum rents	79.5	37.1	76.6	35.9
Percentage rents	1.0	1.6	0.7	0.8
Expense recoveries	57.9	22.8	52.2	20.4
Management, leasing and development services	3.6		3.2
Other	10.2	2.3	6.7	1.2
Total revenues	152.3	63.9	139.3	58.3

EXPENSES:
Maintenance, taxes, and utilities	45.6	16.0	40.5	14.2
Other operating	16.1	4.8	16.5	5.9
Management, leasing and development services	1.8		1.5
General and administrative	7.0		7.5
Interest expense	32.2	16.6	31.9	13.4
Depreciation and amortization (2)	33.6	9.8	33.3	10.2
Total expenses	136.2	47.1	131.2	43.8

Gains on land sales and interest income	0.7	0.4	5.5	0.3
	16.8	17.1	13.6	14.8
Equity in income of Unconsolidated Joint Ventures (2)	9.2		7.4

Income before minority and preferred interests	26.0		21.0
Minority and preferred interests:
TRG preferred distributions	(0.6)		(0.6)
Minority share of income of consolidated joint ventures	(0.6)		(0.7)
Distributions in excess of minority share of income of consolidated joint ventures	(1.6)		(2.9)
Minority share of income of TRG	(7.2)		(2.8)
Distributions in excess of minority share of income of TRG	(3.4)		(6.1)
Net income	12.5		7.8
Preferred dividends	(3.7)		(10.4)
Net income (loss) allocable to common shareowners	8.8		(2.6)

SUPPLEMENTAL INFORMATION:
EBITDA - 100%	82.5	43.5	78.7	38.4
EBITDA - outside partners' share	(8.3)	(20.0)	(6.8)	(17.0)
Beneficial interest in EBITDA	74.2	23.5	71.9	21.4
Beneficial interest expense	(28.6)	(8.3)	(28.7)	(7.6)
Non-real estate depreciation	(0.7)		(0.6)
Preferred dividends and distributions	(4.3)		(11.0)
Funds from Operations contribution	40.7	15.2	31.6	13.8

(1)
With the exception of the Supplemental Information, amounts include 100% of the Unconsolidated Joint Ventures. Amounts are net of intercompany transactions. The Unconsolidated Joint Ventures are presented at 100% in order to allow for measurement of their performance as a whole, without regard to our ownership interest.  In our consolidated financial statements, we account for investments in the Unconsolidated Joint Ventures under the equity method. The results of The Pier Shops are presented within the Consolidated Businesses for periods beginning April 13, 2007, as a result of our acquisition of a controlling interest in the center.  Results of The Pier Shops prior to the acquisition date are included within the Unconsolidated Joint Ventures.

(2)
Amortization of our additional basis in the Operating Partnership included in depreciation and amortization was $1.2 million in both 2007 and 2006.  Also, amortization of our additional basis included in equity in income of Unconsolidated Joint Ventures was $0.5 million in both 2007 and 2006.

(3)	Amounts in this table may not add due to rounding.

Consolidated Businesses

Total revenues for the quarter ended June 30, 2007 were $152.3 million, a $13.0 million or 9.3% increase over the comparable period in 2006. Minimum rents increased $2.9 million, primarily due to The Pier Shops, which we began consolidating upon the acquisition of a controlling interest in the center. Minimum rents also increased due to tenant rollovers and increases in occupancy. Expense recoveries increased primarily due to The Pier Shops and increases in recoverable costs at certain centers, revenue from marketing and promotion services, and HVAC recoveries. Management, leasing, and development revenue increased primarily due to revenue on the New Songdo City development contract, which was executed in January 2007. We continue to expect that management, leasing, and development revenues, less related expenses, will be in the range of $6 million to $7 million in 2007. Other income increased primarily due to increases in lease cancellation revenue. During the second quarter of 2007, we recognized our approximately $4.1 million and $0.7 million share of the Consolidated Businesses’ and Unconsolidated Joint Ventures’ lease cancellation revenue. For 2007, we are estimating that our share of lease cancellation revenue will be in the range of $9 million to $10 million.

Total expenses were $136.2 million, a $5.0 million or 3.8% increase over the comparable period in 2006. Maintenance, taxes, and utilities expense increased primarily due to The Pier Shops and increases in maintenance costs and electricity expense at certain centers. Other operating expense remained relatively flat, with increases due to The Pier Shops being partially offset by decreases in the provision for bad debts and professional fees. Management, leasing, and development expense increased primarily due to activities related to the New Songdo City development contract. General and administrative expense decreased primarily due to decreases in bonus expense. We expect that general and administrative expense will be approximately $7.5 million for each quarter for the remainder of 2007. Interest expense increased due to The Pier Shops and new debt used to fund the redemption of preferred stock in June 2006. The increases were partially offset by reduced rates on the refinancings of Cherry Creek and Dolphin in 2006. Depreciation expense increased due to The Pier Shops, which was partially offset by fully depreciated assets at certain centers.

Gains on land sales and interest income decreased due to lower average cash balances in 2007 and a decrease in gains on peripheral land sales. There were no land sales in the second quarter of 2007, compared to $3.3 million of gains in 2006. We now expect gains on land sales to be approximately $2 million in 2007.

Unconsolidated Joint Ventures

Total revenues for the three months ended June 30, 2007 were $63.9 million, a $5.6 million or 9.6% increase from the comparable period in 2006. Minimum rents increased by $1.2 million, primarily due to tenant rollovers and increases in occupancy. Expense recoveries increased primarily due to increases in recoverable costs at certain centers and to The Pier Shops, which is included in the results of the Unconsolidated Joint Ventures prior to the acquisition date. Other income increased due to increases in lease cancellation revenue.

Total expenses increased by $3.3 million or 7.5%, to $47.1 million for the three months ended June 30, 2007. Maintenance, taxes, and utilities expense increased primarily due to increases in maintenance expense at certain centers and to The Pier Shops. Other operating expense decreased primarily due to decreases in professional fees and ground rent, due to the purchase of the land under Sunvalley in 2006. Interest expense increased primarily due to the new financing on Waterside in 2006 and the write-off of deferred financing costs related to the construction loan at The Pier Shops, which was paid off in April 2007.

As a result of the foregoing, income of the Unconsolidated Joint Ventures increased by $2.3 million to $17.1 million for the three months ended June 30, 2007. We had an effective 6% interest in The Pier Shops based on relative equity contributions, prior to our acquisition of a controlling interest in April 2007 (see “Results of Operations – Acquisition”).  Our equity in income of the Unconsolidated Joint Ventures was $9.2 million, a $1.8 million increase from the comparable period in 2006.

Net Income

Our income before minority and preferred interests increased by $5.0 million to $26.0 million for the three months ended June 30, 2007. Preferred dividends decreased due to the redemption of preferred stock in 2006. Preferred dividends in 2006 also included $4.7 million of charges recognized in connection with the redemption of the preferred stock.  After allocation of income to minority and preferred interests, net income (loss) allocable to common shareowners for 2007 was $8.8 million compared to $(2.6) million in the comparable period in 2006.

Comparison of the Six Months Ended June 30, 2007 to the Six Months Ended June 30, 2006

The following table sets forth operating results for the six months ended June 30, 2007 and June 30, 2006, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

Six Months Ended June 30, 2007		Six Months Ended June 30, 2006
CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)
                                                                (in millions of dollars)
REVENUES:
Minimum rents	158.2	75.6	152.6	70.4
Percentage rents	3.3	2.6	3.6	1.7
Expense recoveries	108.5	45.4	97.0	38.5
Management, leasing and development services	8.5		6.1
Other	18.8	4.1	18.0	6.0
Total revenues	297.3	127.7	277.3	116.6

EXPENSES:
Maintenance, taxes, and utilities	83.5	33.7	75.3	27.6
Other operating	32.9	11.2	33.1	11.2
Management, leasing and development services	4.6		3.0
General and administrative	14.3		14.5
Interest expense (2)	61.9	34.4	66.2	26.6
Depreciation and amortization (3)	66.1	20.0	66.7	20.4
Total expenses	263.3	99.3	258.7	85.8

Gains on land sales and interest income	1.1	0.8	7.9	0.5
	35.1	29.3	26.5	31.3
Equity in income of Unconsolidated Joint Ventures (3)	17.4		15.9

Income before minority and preferred interests	52.6		42.4
Minority and preferred interests:
TRG preferred distributions	(1.2)		(1.2)
Minority share of income of consolidated joint ventures	(2.5)		(2.4)
Distributions in excess of minority share of income of consolidated joint ventures	(1.0)		(1.7)
Minority share of income of TRG	(14.9)		(8.5)
Distributions in excess of minority share of income of TRG	(6.3)		(9.3)
Net income	26.5		19.2
Preferred dividends	(7.3)		(16.4)
Net income allocable to common shareowners	19.2		2.8

SUPPLEMENTAL INFORMATION:
EBITDA - 100%	163.1	83.6	159.4	78.4
EBITDA - outside partners' share	(17.1)	(38.2)	(14.7)	(34.6)
Beneficial interest in EBITDA	146.0	45.4	144.6	43.8
Beneficial interest expense	(55.0)	(16.6)	(59.9)	(15.2)
Non-real estate depreciation	(1.3)		(1.2)
Preferred dividends and distributions	(8.5)		(17.6)
Funds from Operations contribution	81.1	28.8	65.9	28.6

(1)
With the exception of the Supplemental Information, amounts include 100% of the Unconsolidated Joint Ventures. Amounts are net of intercompany transactions. The Unconsolidated Joint Ventures are presented at 100% in order to allow for measurement of their performance as a whole, without regard to our ownership interest.  In our consolidated financial statements, we account for investments in the Unconsolidated Joint Ventures under the equity method. The results of The Pier Shops are presented within the Consolidated Businesses for periods beginning April 13, 2007, as a result of our acquisition of a controlling interest in the center.  Results of The Pier Shops prior to the acquisition date are included within the Unconsolidated Joint Ventures.

(2)
Interest expense for the six months ended June 30, 2006 includes a $2.1 million charge incurred in connection with the write-off of financing costs related to the pay-off of the loans on Willow Bend when the loans became prepayable without penalty.

(3)
Amortization of our additional basis in the Operating Partnership included in depreciation and amortization was $2.5 million and $2.4 million in 2007 and 2006, respectively.  Also, amortization of our additional basis included in equity in income of Unconsolidated Joint Ventures was $1.0 million in both 2007 and 2006.

(4)	Amounts in this table may not add due to rounding.

Consolidated Businesses

Total revenues for the six months ended June 30, 2007 were $297.3 million, a $20.0 million or 7.2% increase over the comparable period in 2006. Minimum rents increased $5.6 million, due to The Pier Shops, which we began consolidating upon the acquisition of a controlling interest in the center, tenant rollovers, and increases in occupancy. Expense recoveries increased due to increases in recoverable costs at certain centers, HVAC recoveries, and revenue from marketing and promotion services.  Expense recoveries also increased due to The Pier Shops.  Management, leasing, and development revenue increased due to revenue on the New Songdo City development contract, which was executed in January 2007 and includes revenue related to 2006 services.

Total expenses were $263.3 million, a $4.6 million or 1.8% increase over the comparable period in 2006. Maintenance, taxes, and utilities expense increased primarily due to increases in maintenance costs at certain centers and The Pier Shops. Other operating expense remained relatively flat, with increases due to The Pier Shops and pre-development costs being partially offset by decreases in professional fees and the provision for bad debts. We continue to expect that pre-development costs for both our domestic and non-U.S. projects will be between $10 million and $11 million in 2007. Management, leasing, and development expense increased due to activities related to the New Songdo City development contract. Interest expense decreased due to reduced rates on the refinancings of Cherry Creek and Dolphin, the write-off of financing costs related to the pay-off of the loans on The Shops at Willow Bend in 2006, and the pay-off of the Oyster Bay loan in 2006. These decreases were partially offset by The Pier Shops and interest on new debt used to fund the redemption of preferred stock in June 2006. Depreciation expense decreased primarily due to fully depreciated assets at certain centers, which was partially offset by The Pier Shops.

Gains on land sales and interest income decreased due to lower average cash balances in 2007 and a decrease in gains on peripheral land sales. There were no land sales in the six months ended June 30, 2007, compared to $4.1 million of gains in 2006.

Unconsolidated Joint Ventures

Total revenues for the six months ended June 30, 2007 were $127.7 million, an $11.1 million or 9.5% increase from the comparable period in 2006. Minimum rents increased by $5.2 million, due to the opening of The Pier Shops in June 2006 and increases in occupancy and tenant rollovers.  Expense recoveries increased due to increases in recoverable costs at certain centers and to The Pier Shops.  Other income decreased primarily due to decreases in lease cancellation revenue.

Total expenses increased by $13.5 million or 15.7%, to $99.3 million for the six months ended June 30, 2007. Maintenance, taxes, and utilities expense increased primarily due to The Pier Shops and increases in maintenance and electricity expense at certain centers. Other operating expense remained flat, with increases due to The Pier Shops being offset by decreases in professional fees and ground rent, due to the purchase of the land under Sunvalley in 2006. Interest expense increased due to the new financing on Waterside in 2006, The Pier Shops, and the financing related to the land purchase at Sunvalley.

As a result of the foregoing, income of the Unconsolidated Joint Ventures decreased by $2.0 million to $29.3 million for the six months ended June 30, 2007, primarily due to the operations of The Pier Shops, in which we had an effective 6% interest based on relative equity contributions, prior to our acquisition of a controlling interest in April 2007 (see “Results of Operations – Acquisition”).  Our equity in income of the Unconsolidated Joint Ventures was $17.4 million, a $1.5 million increase from the comparable period in 2006.

Net Income

Our income before minority and preferred interests increased by $10.2 million to $52.6 million for the six months ended June 30, 2007. Preferred dividends decreased due to the redemption of preferred stock in 2006. Preferred dividends in 2006 also included $4.7 million of charges recognized in connection with the redemption of the preferred stock.  After allocation of income to minority and preferred interests, net income allocable to common shareowners for 2007 was $19.2 million compared to $2.8 million in the comparable period in 2006.

Reconciliation of Net Income (Loss) Allocable to Common Shareowners to Funds from Operations

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
	(in millions of dollars)
Net income (loss) allocable to common shareowners	8.8	(2.6)	19.2	2.8

Add (less) depreciation and amortization: (1)
Consolidated businesses at 100%	33.6	33.3	66.1	66.7
Minority partners in consolidated joint ventures	(4.0)	(2.9)	(7.7)	(6.0)
Share of unconsolidated joint ventures	6.0	6.4	11.4	12.7
Non-real estate depreciation	(0.7)	(0.6)	(1.3)	(1.2)

Add minority interests:
Minority share of income of TRG	7.2	2.8	14.9	8.5
Distributions in excess of minority share of income of TRG	3.4	6.1	6.3	9.3
Distributions in excess of minority share of income of consolidated joint ventures	1.6	2.9	1.0	1.7

Funds from Operations	56.0	45.4	109.9	94.5

TCO's average ownership percentage of TRG	66.1%	65.1%	66.0%	64.7%

Funds from Operations allocable to TCO	37.0	29.6	72.5	61.1

(1)
Depreciation includes $2.9 million and $2.8 million of mall tenant allowance amortization for the three months ended June 30, 2007 and 2006, respectively, and $5.5 million and $4.6 million for the six months ended June 30, 2007 and 2006, respectively.

(2)	Amounts in this table may not recalculate due to rounding.

Reconciliation of Net Income to Beneficial Interest in EBITDA

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
	(in millions of dollars)
Net income	12.5	7.8	26.5	19.2

Add (less) depreciation and amortization:
Consolidated businesses at 100%	33.6	33.3	66.1	66.7
Minority partners in consolidated joint ventures	(4.0)	(2.9)	(7.7)	(6.0)
Share of unconsolidated joint ventures	6.0	6.4	11.4	12.7

Add (less) preferred interests and interest expense:
Preferred distributions	0.6	0.6	1.2	1.2
Interest expense:
Consolidated businesses at 100%	32.2	31.9	61.9	66.2
Minority partners in consolidated joint ventures	(3.6)	(3.2)	(6.8)	(6.3)
Share of unconsolidated joint ventures	8.3	7.6	16.6	15.2

Add minority interests:
Minority share of income of TRG	7.2	2.8	14.9	8.5
Distributions in excess of minority share of income of TRG	3.4	6.1	6.3	9.3
Distributions in excess of minority share of income of consolidated joint ventures	1.6	2.9	1.0	1.7

Beneficial interest in EBITDA	97.8	93.3	191.4	188.4

TCO's average ownership percentage of TRG	66.1%	65.1%	66.0%	64.7%

Beneficial interest in EBITDA allocable to TCO	64.6	60.7	126.3	121.9

(1)	Amounts in this table may not recalculate due to rounding.

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

As of June 30, 2007, we had a consolidated cash balance of $41.4 million, of which $22.8 million is restricted to specific uses stipulated by our lenders, including capital improvements, leasing costs, tenant allowances, ground lease payments, taxes, insurance, and debt service.  We also have secured lines of credit of $350 million and $40 million.  As of June 30, 2007, the total amounts borrowed on the $350 million and $40 million lines of credit were $175.0 million and $15.4 million, respectively.  Our $350 million line of credit matures in February 2009 and has a one year extension option.  Our $40 million line of credit matures in February 2009.

Operating Activities

Our net cash provided by operating activities was $102.2 million in 2007, compared to $91.5 million in 2006.  See also "Results of Operations" for descriptions of 2007 and 2006 transactions affecting operating cash flows.

Investing Activities

Net cash used in investing activities was $91.2 million in 2007 compared to $67.6 million in 2006.  Cash used in investing activities was impacted by the timing of capital expenditures, with additions to properties in 2007 and 2006 for the construction of Partridge Creek, the expansion and renovation at Twelve Oaks Mall (Twelve Oaks), the acquisition of land for future development, and our Oyster Bay project, as well as other development activities and capital items.  Additions to properties also included costs to complete construction at The Pier Shops, paid subsequent to our acquisition of a controlling interest. A tabular presentation of 2007 capital spending is shown in “Liquidity and Capital Resources - Capital Spending”.  During April 2007, we purchased a controlling interest in The Pier Shops for $24.5 million, and upon its consolidation we included its $33.4 million balance of cash on our balance sheet.  Contributions to Unconsolidated Joint Ventures of $2.9 million and $2.1 million in 2007 and 2006, respectively, were made primarily to fund the expansion at Waterside. Also in 2007, $2.3 million was used to acquire marketable equity securities.

Sources of cash used in funding these investing activities, other than cash flow from operating activities, included distributions from Unconsolidated Joint Ventures and the transactions described under “Liquidity and Capital Resources - Financing Activities.”  Distributions in excess of earnings from Unconsolidated Joint Ventures provided $4.4 million and $5.0 million in 2007 and 2006, respectively.  Net proceeds from sales of peripheral land were $5.4 million in 2006.  The timing of land sales is variable and proceeds from land sales can vary significantly from period to period.  In addition, a $9.0 million note received in connection with the 2005 sale of Woodland was collected during the first quarter of 2006.

Financing Activities

Net cash provided by financing activities was $4.1 million in 2007, compared to $110.7 million of cash used in 2006.  Proceeds from the issuance of debt, net of payments and issuance costs, were $128.4 million in 2007, compared to $111.6 million in 2006.  The third-party owner of Partridge Creek contributed $3.5 million in 2006 to fund the project (see "Liquidity and Capital Resources - Contractual Obligations - The Mall at Partridge Creek Contractual Obligations" regarding the ownership structure of this project).  In May 2006, we used the proceeds from the issuance of the $113.0 million Series I Preferred Stock to redeem the outstanding Series A Preferred Stock.  The Series I Preferred Stock was then redeemed in June 2006 using available cash.  Repurchases of common stock totaled $50.0 million in 2007.  Total dividends and other distributions paid were $74.3 million and $112.2 million in 2007 and 2006, respectively.  Distributions to minority interest in 2006 included $45.3 million of excess proceeds from the refinancing of Cherry Creek.

Beneficial Interest in Debt

At June 30, 2007, the Operating Partnership's debt and its beneficial interest in the debt of its Consolidated and Unconsolidated Joint Ventures totaled $2,816.5 million with an average interest rate of 5.72% excluding amortization of debt issuance costs and the effects of interest rate hedging instruments.  These costs are reported as interest expense in the results of operations. Interest expense for the six months ended June 30, 2007 includes $0.3 million of non-cash amortization relating to acquisitions or 0.02% of the average all-in rate. Included in beneficial interest in debt is debt used to fund development and expansion costs.  Beneficial interest in construction work in process totaled $309.6 million as of June 30, 2007, which includes $289.9 million of assets on which interest is being capitalized.  Beneficial interest in capitalized interest was $7.4 million for the six months ended June 30, 2007.  The following table presents information about our beneficial interest in debt as of June 30, 2007:

	Amount	Interest Rate Including Spread
	(in millions of dollars)
Fixed rate debt	2,573.8	5.68	%(1)

Floating rate debt:
Swapped through October 2012	15.0	5.95%
Floating month to month	227.7	6.12	%(1)
Total floating rate debt	242.7	6.11	%(1)

Total beneficial interest in debt	2,816.5	5.72	%(1)

Amortization of financing costs (2)		0.16%
Average all-in rate		5.88%

(1)	Represents weighted average interest rate before amortization of financing costs.
(2)	Financing costs include financing fees, interest rate cap premiums, and losses on settlement of derivatives used to hedge the refinancing of certain fixed rate debt.
(3)	Amounts in table may not add due to rounding.

Sensitivity Analysis

We have exposure to interest rate risk on our debt obligations and interest rate instruments.  We use derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings.  We routinely use cap, swap, treasury lock, and rate lock agreements to meet these objectives.  Based on the Operating Partnership's beneficial interest in floating rate debt in effect at June 30, 2007, a one percent increase or decrease in interest rates on this floating rate debt would decrease or increase cash flows by approximately $2.3 million and, due to the effect of capitalized interest, annual earnings by approximately $2.0 million.  Based on our consolidated debt and interest rates in effect at June 30, 2007, a one percent increase in interest rates would decrease the fair value of debt by approximately $123.3 million, while a one percent decrease in interest rates would increase the fair value of debt by approximately $132.6 million.

Contractual Obligations

In conducting our business, we enter into various contractual obligations, including those for debt, capital leases for property improvements, operating leases for office space and land, purchase obligations (primarily for construction), and other long-term commitments.  Disclosure of these items is contained in our Annual Report on Form 10-K.  Updates of the 10-K disclosures for debt obligations and planned capital spending, which can vary significantly from period to period, as of June 30, 2007 are provided in the table below:

	Payments Due by Period
	Total	Less than 1 year (2007)	1-3 years (2008-2009)	3-5 years (2010-2011)	More than 5 years (2012+)
	(in millions of dollars)
Debt (1)	2,582.6	8.3	393.5	260.7	1,920.1
Interest payments	956.1	73.4	265.2	232.3	385.1
Purchase obligations -
Planned capital spending (2)	125.6	125.6

(1)	The settlement periods for debt do not consider extension options. Amounts relating to interest on floating rate debt are calculated based on the debt balances and interest rates as of June 30, 2007.
(2)	As of June 30, 2007, we were contractually liable for $74.8 million of this planned spending. See "Liquidity and Capital Resources - Planned Capital Spending" for detail regarding planned funding.
(3)	Amounts in this table may not add due to rounding.

Upon the consolidation of The Pier Shops in April 2007, we are also obligated for $1 million in minimum rent per year for the remaining 74 years of the center’s ground lease, with certain adjustments for inflation.

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

We have guaranteed the lease payments on the operating lease (excluding annual supplemental rent equal to 1.67% of the owner's outstanding equity balance, commencing after the exchange period) as well as completion of the project.  The lease payments are structured to cover debt service, ground rent payments, and other expenses of the lessor.  We consolidate the accounts of the owner and intercompany transactions are eliminated in consolidation.

Loan Commitments and Guarantees

Certain loan agreements contain various restrictive covenants, including a minimum net worth requirement, minimum interest coverage ratios, a maximum payout ratio on distributions, a minimum debt yield ratio, a minimum fixed charges coverage ratio, and a maximum leverage ratio, the latter being the most restrictive.  We are in compliance with all of our covenants.  The maximum payout ratio on distributions covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain our tax status, pay preferred distributions, and for distributions related to the sale of certain assets.  See “Note 6 – Beneficial Interest in Debt and Interest Expense – Debt Covenants and Guarantees” to the consolidated financial statements for more details.

Cash Tender Agreement

A. Alfred Taubman has the annual right to tender units of partnership interest in the Operating Partnership and cause us to purchase the tendered interests at a purchase price based on a market valuation of TCO on the trading date immediately preceding the date of the tender.  See “Note 9 – Commitments and Contingencies” to the consolidated financial statements for more details.

Capital Spending

Capital spending for routine maintenance of the shopping centers is generally recovered from tenants.  Capital spending through June 30, 2007, excluding acquisitions, is summarized in the following table:

	2007 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions of dollars)
New Development Projects:
Pre-construction development activities (2)	21.9	21.9
New centers (3)	23.0	22.9

Existing Centers:
Renovation projects with incremental GLA and/or anchor replacement (4)	24.5	22.4	21.7	9.2
Renovations with no incremental GLA effect and other	0.7	0.7	1.9	1.0
Mall tenant allowances (5)	7.8	7.5	0.7	0.4
Asset replacement costs reimbursable by tenants	5.6	5.2	1.1	0.6

Corporate office improvements and equipment	0.8	0.8

Additions to properties	84.3	81.4	25.4	11.2

(1)	Costs are net of intercompany profits and are computed on an accrual basis.
(2)	Primarily includes costs to acquire land for future development in North Atlanta, Georgia, and project costs of North Atlanta and Oyster Bay.
(3)	Includes costs related to Partridge Creek and The Pier Shops (subsequent to the acquisition).
(4)	Includes costs related to the renovation at Stamford Town Center and the expansion at Twelve Oaks.
(5)	Excludes initial lease-up costs.
(6)	Amounts in this table may not add due to rounding.

For the six months ended June 30, 2007, in addition to the costs above, we incurred our $2.6 million share of Consolidated Businesses’ and $0.6 million share of Unconsolidated Joint Ventures’ capitalized leasing costs.

The following table presents a reconciliation of the Consolidated Businesses’ capital spending shown above (on an accrual basis) to additions to properties (on a cash basis) as presented in our Consolidated Statement of Cash Flows for the six months ended June 30, 2007:

(in millions of dollars)

Consolidated Businesses’ capital spending	84.3
Differences between cash and accrual basis	15.0
Additions to properties	99.3

Planned Capital Spending

New Centers

Partridge Creek, a 640,000 square foot center, is under construction in Clinton Township, Michigan.  The center, which is 93% leased and committed, will be anchored by Nordstrom, Parisian, and MJR Theatres, and is scheduled to open on October 18, 2007, with Nordstrom opening in April 2008.  Our investment in this center will be approximately $155 million and we are expecting a stabilized return of 10%.

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

In January 2007, we entered into an agreement to provide development services for a 1.2 million square foot retail and entertainment complex in New Songdo City, Incheon, South Korea.  We are also finalizing agreements to provide management and leasing services for the retail component.  The shopping complex is scheduled to open in 2010, with construction beginning in 2007. We have negotiated the opportunity to invest in a portion of the broader project, which will include not only retail, but also office, hotel, and residential uses. We anticipate finalizing our decision on this investment in 2007.

Also in January 2007, we announced our involvement in the retail component of Macao Studio City on the Cotai Strip in Macao, which is scheduled to open in 2009. Taubman Asia has signed a term sheet to acquire a minority position in the retail component of the project and will provide development, leasing, and management services, subject to definitive agreements to be completed in 2007.

In June 2007, the Supreme Court of the State of New York (Suffolk County) affirmed that the Town of Oyster Bay has not provided a basis to deny our application to build our Oyster Bay project in Syosset, Long Island, New York. The court’s decision reaffirms our commitment to build the mall, which has 65% of the space committed and will be anchored by Neiman Marcus, Nordstrom, and Barney’s New York.  However, if we are ultimately unsuccessful, it is anticipated that the recovery on this asset would be significantly less than our current investment. Depending on the timing of the construction and opening of the center, we anticipate spending as much as $500 million on the project and receiving a 7% minimum return. Our investment in this project as of June 30, 2007 was $135 million.  With capitalized interest, storage costs, leasing, and other ongoing expenditures, we expect our investment to increase $4 million to $5 million each quarter.

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

Construction is underway on a lifestyle component addition to Stamford Town Center, on the site once occupied by Filene's department store, and is expected to open in November 2007.  The project, which is 100% leased, will consist of a mix of signature retail and restaurant offerings, creating significantly greater visibility to the city and much-needed pedestrian access to the center.  In addition, we are renovating the seventh level, adding a 450-seat food court and interactive children’s play area, which is also expected to open this year.  We expect the combined total cost of these projects to be about $64 million, with a 7.5% combined return.

Land

In January 2007, we acquired land for future development in North Atlanta, Georgia, for $15.5 million.

The following table summarizes planned capital spending for 2007, excluding acquisitions, as well as costs related to City Creek Center, Taubman Asia projects, and other projects or expansions for which budgets have not yet been approved by the Board of Directors:

	2007 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions of dollars)
New development projects (2)	127.6	125.9
Existing centers (3)	81.2	78.2	55.1	28.7
Corporate office improvements and equipment	1.0	1.0
Total	209.9	205.2	55.1	28.7

(1)	Costs are net of intercompany profits.
(2)	Includes costs related to Partridge Creek, The Pier Shops (subsequent to the acquisition), Oyster Bay, and North Atlanta.
(3)	Includes costs related to the renovation at Stamford Town Center and the expansion at Twelve Oaks.
(4)	Amounts in this table may not add due to rounding.

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

On May 9, 2007 we declared a quarterly dividend of $0.375 per common share that was paid on July 20, 2007 to shareowners of record on June 29, 2007.  The Board of Directors also declared a quarterly dividend of $0.50 per share on our 8% Series G Cumulative Redeemable Preferred Stock and a quarterly dividend of $0.4765625 per share on our 7.625% Series H Cumulative Redeemable Preferred Stock, each paid on June 29, 2007 to shareholders of record on June 19, 2007.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in this report at Item 2 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources – Sensitivity Analysis.”

Item 4.  Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

Neither we, our subsidiaries, nor any of the joint ventures are presently involved in any material litigation, nor, to our knowledge, is any material litigation threatened against us, our subsidiaries, or any of the properties. Except for routine litigation involving present or former tenants (generally eviction or collection proceedings), substantially all litigation is covered by liability insurance.

Item 1A. Risk Factors

There were no material changes in our risk factors previously disclosed in Part I, Item 1A. of our Form 10-K for the year ended December 31, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

April 2007				$50,000,000

May 2007	373,200	$53.85	373,200	29,901,870

June 2007	550,164	$54.35	550,164

Total	923,364	$54.15	923,364

During 2007, we repurchased 923,364 shares of our common stock on the open market at an average price of $54.15 per share, for a total of $50 million, the maximum amount permitted under the program approved by the Board of Directors in December 2005.  All shares repurchased have been cancelled.  For each share of stock repurchased, an equal number of Operating Partnership units were redeemed.  Repurchases of common stock were financed through general corporate funds, including borrowings under existing lines of credit.  In July 2007, our Board of Directors authorized the repurchase of an additional $100 million of our common stock on the open market or in privately negotiated transactions.

The restrictions on our ability to pay dividends on our common stock are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Dividends”.

Item 4.  Submission of Matters to a Vote of Security Holders

On May 9, 2007, we held our annual meeting of shareholders.  The matters on which shareholders voted were:  the election of two directors to serve a three-year term, the ratification of the Board’s appointment of KPMG LLP as our independent registered public accounting firm for the year ended December 31, 2007, and the shareholder proposal requesting that the Board of Directors take the necessary steps to declassify the Board of Directors.  Jerome A. Chazen and Craig M. Hatkoff were re-elected at the meeting.  The six remaining incumbent directors, Robert S. Taubman, William S. Taubman, Lisa A. Payne, Graham T. Allison, Peter Karmanos, Jr., and William U. Parfet continued to hold office after the meeting.  The shareholders ratified the appointment of KPMG LLP as our independent registered public accounting firm.  The shareholders did not approve the shareholder proposal requesting that the Board of Directors take the necessary steps to declassify the Board of Directors.  The results of the voting are shown below:

Election of Directors

NOMINEES	VOTES FOR	VOTES WITHHELD
Jerome A. Chazen	69,741,506	2,569,903
Craig M. Hatkoff	70,048,318	2,263,091

Ratification of Appointment of KPMG LLP as
the Company's Independent Registered Public Accounting Firm

72,162,513	Votes were cast for ratification;
137,918	Votes were cast against ratification; and
10,976	Votes abstained.

Shareholder Proposal

38,802,279	Votes were cast for;
30,991,115	Votes were cast against; and
98,634	Votes abstained.

*For Proposal 1, the two nominees receiving the most votes cast were elected as directors.  Proposals 2 and 3 required the affirmative vote of 66⅔% of the outstanding voting shares for approval; the total outstanding voting shares as of the record date, March 22, 2007, were 81,046,432 shares.

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

TAUBMAN CENTERS, INC.
Date: August 1, 2007	By: /s/ Lisa A. Payne
Lisa A. Payne
Vice Chairman, Chief Financial Officer, and Director (Principal Financial Officer)