Form 10-Q
period 2007-09-30
TAUBMAN CENTERS INC
filed 2007-10-30
CIK 890319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2007
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

☐Yes ☒No

As of October 29, 2007, there were outstanding 52,612,408 shares of the Company's common stock, par value $0.01 per share.

TAUBMAN CENTERS, INC.

TAUBMAN CENTERS, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	September 30	December 31
	2007	2006
Assets:
Properties	$3,725,897	$3,398,122
Accumulated depreciation and amortization	(901,253)	(821,384)
	$2,824,644	$2,576,738
Investment in Unconsolidated Joint Ventures (Note 5)	87,472	86,493
Cash and cash equivalents (Note 6)	32,669	26,282
Accounts and notes receivable, less provision for bad debts of $8,857 and $7,581 in 2007 and 2006	39,885	36,650
Accounts and notes receivable from related parties	2,279	2,444
Deferred charges and other assets	100,027	98,015
	$3,086,976	$2,826,622
Liabilities:
Notes payable (Note 6)	$2,669,715	$2,319,538
Accounts payable and accrued liabilities	260,860	239,621
Dividends and distributions payable	19,615	19,849
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures (Note 5)	103,892	101,944
	$3,054,082	$2,680,952
Commitments and contingencies (Notes 4, 6, 8, and 9)

Preferred equity of TRG	$29,217	$29,217

Minority interests in TRG and consolidated joint ventures (Note 1)	$19,692	$7,811

Shareowners' Equity:
Series B Non-Participating Convertible Preferred Stock, $0.001 par and liquidation value, 40,000,000 shares authorized, 26,828,088 and 28,113,897 shares issued and outstanding at September 30, 2007 and December 31, 2006	$27	$28
Series G Cumulative Redeemable Preferred Stock, 4,000,000 shares authorized, no par, $100 million liquidation preference,
4,000,000 shares issued and outstanding at September 30, 2007 and December 31, 2006

Series H Cumulative Redeemable Preferred Stock, 3,480,000 shares authorized, no par, $87 million liquidation preference, 3,480,000 shares issued and outstanding at September 30, 2007 and December 31, 2006

Common Stock, $0.01 par value, 250,000,000 shares authorized, 52,308,307 and 52,931,594 shares issued and outstanding at September 30, 2007 and December 31, 2006	523	529
Additional paid-in capital	541,021	635,304
Accumulated other comprehensive income (loss)	(7,043)	(9,560)
Dividends in excess of net income (Note 1)	(550,543)	(517,659)
	$(16,015)	$108,642
	$3,086,976	$2,826,622

See notes to consolidated financial statements.

 TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Three Months Ended September 30
	2007	2006
Revenues:
Minimum rents	$81,273	$76,404
Percentage rents	3,208	2,653
Expense recoveries	53,624	49,105
Management, leasing, and development services	3,881	2,586
Other	8,667	8,165
	$150,653	$138,913
Expenses:
Maintenance, taxes, and utilities	$44,158	$37,966
Other operating	16,574	18,086
Management, leasing, and development services	2,074	1,188
General and administrative	7,414	7,122
Interest expense (Note 6)	33,628	32,314
Depreciation and amortization	33,757	32,910
	$137,605	$129,586
Gains on land sales, interest income, and other (Note 6)	$1,138	$1,152

Income before equity in income of Unconsolidated Joint Ventures and minority and preferred interests	$14,186	$10,479
Equity in income of Unconsolidated Joint Ventures (Note 5)	11,275	7,082
Income before minority and preferred interests	$25,461	$17,561
Minority interest in consolidated joint ventures (Note 1):
Minority share of income of consolidated joint ventures	(1,044)	(1,376)
Distributions in excess of minority share of income of consolidated joint ventures	(1,806)	(1,667)
Minority interest in TRG (Note 1):
Minority share of income of TRG	(6,849)	(4,158)
Distributions in excess of minority share of income of TRG	(3,640)	(4,721)
TRG Series F preferred distributions	(615)	(615)
Net income	$11,507	$5,024
Series G and H preferred stock dividends (Note 7)	(3,658)	(3,658)
Net income allocable to common shareowners	$7,849	$1,366

Net income	$11,507	$5,024
Other comprehensive income:
Unrealized gain (loss) on interest rate instruments and other	(4,186)	(4,946)
Reclassification adjustment for amounts recognized in net income	315	310
Comprehensive income	$7,636	$388

Basic and diluted earnings per common share (Note 10) -
Net income	$0.15	$0.03

Cash dividends declared per common share	$0.375	$0.305

Weighted average number of common shares outstanding	52,456,144	52,808,698

See notes to consolidated financial statements.

 TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Nine Months Ended September 30
	2007	2006
Revenues:
Minimum rents	$239,435	$228,986
Percentage rents	6,513	6,252
Expense recoveries	162,170	146,150
Management, leasing, and development services	12,403	8,669
Other	27,432	26,153
	$447,953	$416,210
Expenses:
Maintenance, taxes, and utilities	$127,664	$113,249
Other operating	49,448	51,157
Management, leasing, and development services	6,660	4,233
General and administrative	21,750	21,592
Interest expense (Note 6)	95,512	98,468
Depreciation and amortization	99,858	99,614
	$400,892	$388,313
Gains on land sales, interest income, and other (Note 6)	$2,252	$9,079

Income before equity in income of Unconsolidated Joint Ventures and minority and preferred interests	$49,313	$36,976
Equity in income of Unconsolidated Joint Ventures (Note 5)	28,700	22,965
Income before minority and preferred interests	$78,013	$59,941
Minority interest in consolidated joint ventures (Note 1):
Minority share of income of consolidated joint ventures	(3,578)	(3,815)
Distributions in excess of minority share of income of consolidated joint ventures	(2,847)	(3,360)
Minority interest in TRG (Note 1):
Minority share of income of TRG	(21,777)	(12,655)
Distributions in excess of minority share of income of TRG	(9,910)	(14,017)
TRG Series F preferred distributions	(1,845)	(1,845)
Net income	$38,056	$24,249
Series A, G, H, and I preferred stock dividends (Note 7)	(10,975)	(20,064)
Net income allocable to common shareowners	$27,081	$4,185

Net income	$38,056	$24,249
Other comprehensive income:
Unrealized gain (loss) on interest rate instruments and other	1,571	(1,813)
Reclassification adjustment for amounts recognized in net income	946	1,084
Comprehensive income	$40,573	$23,520

Basic earnings per common share (Note 10) -
Net income	$0.51	$0.08

Diluted earnings per common share (Note 10) -
Net income	$0.50	$0.08

Cash dividends declared per common share	$1.125	$0.915

Weighted average number of common shares outstanding	53,093,894	52,575,448

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30
	2007	2006
Cash Flows From Operating Activities:
Net income	$38,056	$24,249
Adjustments to reconcile net income to net cash provided by operating activities:
Minority and preferred interests	39,957	35,692
Depreciation and amortization	99,858	99,614
Provision for bad debts	2,827	5,679
Gains on sales of land		(4,084)
Other	6,712	5,126
Decrease in cash attributable to changes in assets and liabilities:
Receivables, deferred charges, and other assets	(3,255)	(631)
Accounts payable and other liabilities	(6,994)	(15,039)
Net Cash Provided By Operating Activities	$177,161	$150,606

Cash Flows From Investing Activities:
Additions to properties	$(175,439)	$(121,019)
Net proceeds from disposition of interest in center (Note 5)		9,000
Acquisition of marketable equity securities	(2,290)
Acquisition of additional interest in The Pier Shops (Note 3)	(24,504)
Cash transferred in upon consolidation of The Pier Shops (Note 3)	33,388
Proceeds from sales of land		5,423
Contributions to Unconsolidated Joint Ventures	(8,387)	(3,186)
Distributions from Unconsolidated Joint Ventures in excess of income	4,983	45,719
Net Cash Used In Investing Activities	$(172,249)	$(64,063)

Cash Flows From Financing Activities:
Debt proceeds	$227,483	$545,350
Debt payments	(11,856)	(526,621)
Debt issuance costs	(1,165)	(3,443)
Contribution from minority interest		9,000
Issuance of preferred stock		113,000
Redemption of preferred stock		(226,000)
Repurchase of common stock (Note 7)	(100,000)
Equity issuance costs		(607)
Distributions to minority and preferred interests	(41,374)	(81,028)
Cash dividends to preferred shareowners	(10,975)	(15,412)
Cash dividends to common shareowners	(59,769)	(48,015)
Other	(869)
Net Cash Provided By (Used In) Financing Activities	$1,475	$(233,776)

Net Increase (Decrease) In Cash and Cash Equivalents	$6,387	$(147,233)

Cash and Cash Equivalents at Beginning of Period	26,282	163,577

Effect of consolidating Cherry Creek Shopping Center (Note 1) (Cherry Creek Shopping Center's cash balance at beginning of year)		2,354

Cash and Cash Equivalents at End of Period	$32,669	$18,698

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Interim Financial Statements

General

Taubman Centers, Inc. (the Company or TCO), a real estate investment trust, or REIT, is the managing general partner of The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG). The Operating Partnership is an operating subsidiary that engages in the ownership, management, leasing, acquisition, development, and expansion of regional and super-regional retail shopping centers and interests therein. The Operating Partnership's owned portfolio as of September 30, 2007 included 22 urban and suburban shopping centers in ten states. In addition, a new center opened October 18, 2007 in Michigan (Note 4).

Taubman Properties Asia LLC (Taubman Asia), which is the platform for the Company’s expansion into the Asia-Pacific region, is headquartered in Hong Kong.

Consolidation

The consolidated financial statements of the Company include all accounts of the Company, the Operating Partnership, and its consolidated subsidiaries, including The Taubman Company LLC (the Manager) and Taubman Asia. The Company consolidates the accounts of the owner of The Mall at Partridge Creek (Partridge Creek) (Note 4), which qualifies as a variable interest entity under Financial Accounting Standards Board (FASB) Interpretation No. 46 “Consolidation of Variable Interest Entities” (FIN 46R) for which the Operating Partnership is considered to be the primary beneficiary. In April 2007, the Company increased its ownership in The Pier Shops at Caesars (The Pier Shops) to a 77.5% controlling interest and began consolidating the entity that owns The Pier Shops (Note 3). Prior to the acquisition date, the Company accounted for The Pier Shops under the equity method. All intercompany transactions have been eliminated.

Investments in entities not controlled but over which the Company may exercise significant influence (Unconsolidated Joint Ventures) are accounted for under the equity method. The Company has evaluated its investments in the Unconsolidated Joint Ventures and has concluded that the ventures are not variable interest entities as defined in FIN 46R. Accordingly, the Company accounts for its interests in these ventures under the guidance in Statement of Position 78-9 "Accounting for Investments in Real Estate Ventures" (SOP 78-9), as amended by FASB Staff Position 78-9-1, and Emerging Issues Task Force Issue No. 04-5 "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" (EITF 04-5). The Company’s partners or other owners in these Unconsolidated Joint Ventures have substantive participating rights, as contemplated by paragraphs 16 through 18 of EITF 04-5, including approval rights over annual operating budgets, capital spending, financing, admission of new partners/members, or sale of the properties and the Company has concluded that the equity method of accounting is appropriate for these interests. Specifically, the Company’s 79% investment in Westfarms is through a general partnership in which the other general partners have approval rights over annual operating budgets, capital spending, refinancing, or sale of the property.

The Company began consolidating, as of January 1, 2006, the entity that owns Cherry Creek Shopping Center (Cherry Creek), a 50% owned joint venture, pursuant to the transition methodology provided in EITF 04-5.

Ownership

In addition to the Company’s common stock, there are three classes of preferred stock (Series B, G, and H) outstanding as of September 30, 2007. Dividends on the 8% Series G and 7.625% Series H Preferred Stock are cumulative and are payable in arrears on or about the last day of each calendar quarter. The Company owns corresponding Series G and Series H Preferred Equity interests in the Operating Partnership that entitle the Company to income and distributions (in the form of guaranteed payments) in amounts equal to the dividends payable on the Company’s Series G and Series H Preferred Stock.

The Company also is obligated to issue to partners in the Operating Partnership other than the Company, upon subscription, one share of nonparticipating Series B Preferred Stock per each Operating Partnership unit. The Series B Preferred Stock entitles its holders to one vote per share on all matters submitted to the Company’s shareholders and votes together with the common stock on all matters as a single class. The holders of Series B Preferred Stock are not entitled to dividends or earnings. The Series B Preferred Stock is convertible into the Company’s common stock at a ratio of 14,000 shares of Series B Preferred Stock for one share of common stock.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Operating Partnership

At September 30, 2007, the Operating Partnership’s equity included three classes of preferred equity (Series F, G, and H) and the net equity of the partnership unitholders. Net income and distributions of the Operating Partnership are allocable first to the preferred equity interests, and the remaining amounts to the general and limited partners in the Operating Partnership in accordance with their percentage ownership. The Series G and Series H Preferred Equity are owned by the Company and are eliminated in consolidation. The Series F Preferred Equity is owned by an institutional investor.

The Company's ownership in the Operating Partnership at September 30, 2007 consisted of a 66% managing general partnership interest, as well as the Series G and H Preferred Equity interests. The Company's average ownership percentage in the Operating Partnership for the nine months ended September 30, 2007 and 2006 was 66% and 65%, respectively. At September 30, 2007, the Operating Partnership had 79,169,604 units of partnership interest outstanding, of which the Company owned 52,308,307 units.

Minority Interests

As of September 30, 2007 and December 31, 2006, minority interests in the Company are comprised of the ownership interests of (1) noncontrolling unitholders of the Operating Partnership and (2) the noncontrolling interests in joint ventures controlled by the Company through ownership or contractual arrangements.

The net equity of the Operating Partnership noncontrolling unitholders is less than zero. The net equity balances of the noncontrolling partners in certain of the consolidated joint ventures are also less than zero. Therefore, the interests of the noncontrolling unitholders of the Operating Partnership and outside partners with net equity balances in the consolidated joint ventures of less than zero are recognized as zero balances within the consolidated balance sheet. The interests of the noncontrolling partners with positive equity balances in consolidated joint ventures represent the minority interests presented on the Company’s consolidated balance sheet of $19.7 million and $7.8 million at September 30, 2007 and December 31, 2006, respectively.

The income allocated to the Operating Partnership noncontrolling unitholders is equal to their share of distributions as long as the net equity of the Operating Partnership is less than zero. Similarly, the income allocated to the noncontrolling partners with net equity balances in consolidated joint ventures of less than zero is equal to their share of operating distributions.

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

Finite Life Entities

Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. At September 30, 2007, the Company held controlling majority interests in consolidated entities with specified termination dates between 2080 and 2083. The minority owners’ interests in these entities are to be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entity. The estimated fair value of these minority interests were approximately $217.8 million at September 30, 2007, compared to a book value of $(34.2) million, of which $(45.3) million was classified as Deferred Charges and Other Assets and $11.1 million was classified as Minority Interest in the Company’s consolidated balance sheet.

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

Note 2 – Income and Other Taxes

The Company’s taxable REIT subsidiaries are subject to corporate level income taxes, which are provided for in the Company’s financial statements. The Company's deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. The Company’s temporary differences primarily relate to deferred compensation and depreciation. During the three and nine months ended September 30, 2007, the Company’s foreign, federal, and state income tax expenses were each less than $0.1 million. As of September 30, 2007, the Company had a net deferred tax asset of $3.3 million, after a valuation allowance of $4.5 million. As of December 31, 2006, the net deferred tax asset was $3.3 million, after a valuation allowance of $5.6 million.

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

The Company had no unrecognized tax benefits as of the January 1, 2007 adoption date or as of September 30, 2007. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of September 30, 2007. The Company has no interest or penalties relating to income taxes recognized in the statement of operations for the three and nine months ended September 30, 2007 or in the balance sheet as of September 30, 2007. As of September 30, 2007, returns for the calendar years 2003 through 2006 remain subject to examination by U.S. and various state and foreign tax jurisdictions.

In July 2007, the State of Michigan signed into law the Michigan Business Tax Act, replacing the Michigan single business tax with a business income tax and modified gross receipts tax. These new taxes take effect on January 1, 2008, and, because they are based on or derived from income-based measures, the provisions of SFAS No. 109, "Accounting for Income Taxes," apply as of the enactment date. In September 2007, an amendment to the Michigan Business Tax Act was also signed into law establishing a deduction to the business income tax base if temporary differences associated with certain assets result in a net deferred tax liability as of December 31, 2007. The tax effect of this deduction, which will be equal to the amount of the aggregate deferred tax liability as of December 31, 2007, has an indefinite carryforward period. The enactment of the Michigan Business Tax Act and the related amendment created for the Company both a deferred tax liability and deferred tax asset of approximately $5 million as of September 30, 2007.

In September 2007, the State of Michigan also enacted a new services tax law that takes effect on December 1, 2007. There is substantial uncertainty as to the applicability of the new law to certain of the Company's transactions and services, as well as the treatment of various items in the computation of the tax. The Company is currently evaluating the possible effects of the new tax on future results of operations and closely monitoring local efforts aimed at clarifying, amending, and/or repealing the law.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3 – Acquisition

The Pier Shops, located in Atlantic City, New Jersey, began opening in phases in June 2006. Gordon Group Holdings LLC (Gordon) developed the center, and in January 2007, the Company assumed full management and leasing responsibility for the center. In April 2007, the Company increased its ownership in The Pier Shops to a 77.5% controlling interest. The remaining 22.5% interest continues to be held by an affiliate of Gordon. The Company began consolidating The Pier Shops as of the purchase date. At closing, the Company made a $24.5 million equity investment in the center, bringing its total equity investment to $28.5 million. The Pier Shops’ $33.4 million cash balance at the acquisition date is reflected as an inflow of cash from investing activities in the Company’s consolidated statement of cash flows. At the purchase date, the book values of the center’s assets and liabilities were $229.7 million and $171.3 million, respectively. The excess of the book value of the net assets acquired over the purchase price was approximately $17 million, which was allocated principally to building and improvements. The Company is entitled to a 7% cumulative preferred return on its $133.1 million total investment, including its $104.6 million share of debt. See Note 6 regarding the new $135 million loan and the refinancing of the previous construction loan on The Pier Shops. The Company will be responsible for any additional capital requirements, estimated to be in the range of $15 million over the next two years, on which it will receive a preferred return at a minimum of 8%.

Note 4 – New Center Development and Services

New Center Development

The Mall at Partridge Creek

Partridge Creek, a 640,000 square foot center, opened October 18, 2007 in Clinton Township, Michigan. The center, which is 93% leased and committed, is anchored by Parisian, MJR Theatres, and Nordstrom, which is scheduled to open in April 2008. In May 2006, the Operating Partnership engaged the services of a third-party investor to acquire certain property associated with the project, in order to facilitate a Section 1031 like-kind exchange to provide flexibility for disposing of assets in the future. The third-party investor became the owner of the project and leases the land from a subsidiary of the Operating Partnership. In turn, the owner leases the project back to the Operating Partnership. The Company consolidates the accounts of the owner.

The Mall at Oyster Bay

In June 2007, the Supreme Court of the State of New York (Suffolk County) affirmed that the Town of Oyster Bay had not provided a basis to deny the Company’s application to build The Mall at Oyster Bay (Oyster Bay) in Syosset, Long Island, New York. In September 2007, the Oyster Bay town board adopted a resolution citing its reasons for denying the application for a special use permit and submitted it to the Court. The Company responded with a motion asking the Court to order the town to issue the permit. The Company continues to be confident that it is probable it will prevail and build the mall, which has over 60% of the space committed and will be anchored by Neiman Marcus, Nordstrom, and Barneys New York. However, if the Company is ultimately unsuccessful it is anticipated that the recovery on this asset would be significantly less than its current investment. The Company’s investment in Oyster Bay was $139 million as of September 30, 2007.

Land

In January 2007, the Company acquired land for future development in North Atlanta, Georgia, for $15.5 million.

Taubman Asia

In January 2007, Taubman Asia entered into an agreement to provide development services for a 1.2 million square foot retail and entertainment complex in Songdo International Business District, Incheon, South Korea. The shopping complex is scheduled to open in early 2010, with construction beginning in early 2008.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 5 - Investments in Unconsolidated Joint Ventures

General Information

The Company has investments in joint ventures that own shopping centers. The Operating Partnership is the managing general partner or managing member of these Unconsolidated Joint Ventures, except for the ventures that own Arizona Mills, The Mall at Millenia, and Waterside Shops at Pelican Bay.

Shopping Center	Ownership as of September 30, 2007 and December 31, 2006
Arizona Mills	50%
Fair Oaks Mall	50
The Mall at Millenia	50
Stamford Town Center	50
Sunvalley	50
Waterside Shops at Pelican Bay	25
Westfarms	79

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

The Company has not yet received audited financial statements for any period after 2004 from The Mills Corporation (Mills), which managed the 50% unconsolidated joint venture, Arizona Mills, through April 2007. Simon Property Group, Inc. completed an acquisition of Mills in April 2007. Amounts recognized relating to Arizona Mills may change as a result of the completion of prior years’ Arizona Mills audits. However, the Company is not aware of any material unrecorded adjustments related to prior periods. In the first quarter of 2007, the Company received a prior period adjustment relating to accounting for lease incentives of $0.6 million. The Company’s share was a $0.3 million reduction of income.

Combined Financial Information

Combined balance sheet and results of operations information is presented in the following table for the Unconsolidated Joint Ventures, followed by the Operating Partnership's beneficial interest in the combined information. Amounts related to The Pier Shops are included in the combined information of the Unconsolidated Joint Ventures through the date of the Company’s acquisition of a controlling interest (Note 3). The Operating Partnership’s investment in The Pier Shops represented an effective 6% interest based on relative equity contributions, prior to the Company acquiring a controlling interest in April 2007 (Note 3). Beneficial interest is calculated based on the Operating Partnership's ownership interest in each of the Unconsolidated Joint Ventures.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	September 30	December 31
	2007	2006
Assets:
Properties	$1,022,090	$1,157,872
Accumulated depreciation and amortization	(337,791)	(320,256)
	$684,299	$837,616
Cash and cash equivalents	28,011	35,504
Accounts and notes receivable, less provision for bad debts of $1,388 and $2,032 in 2007 and 2006	20,193	26,769
Deferred charges and other assets	17,024	23,417
	$749,527	$923,306

Liabilities and accumulated deficiency in assets:
Notes payable	$1,005,429	$1,097,347
Accounts payable and other liabilities	34,746	84,177
TRG's accumulated deficiency in assets	(160,812)	(163,778)
Unconsolidated Joint Venture Partners' accumulated deficiency in assets	(129,836)	(94,440)
	$749,527	$923,306

TRG's accumulated deficiency in assets (above)	$(160,812)	$(163,778)
TRG basis adjustments, including elimination of intercompany profit	75,320	77,797
TCO's additional basis	69,072	70,530
Net Investment in Unconsolidated Joint Ventures	$(16,420)	$(15,451)
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures	103,892	101,944
Investment in Unconsolidated Joint Ventures	$87,472	$86,493

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Revenues	$64,366	$63,235	$192,059	$179,839
Maintenance, taxes, utilities, and other operating expenses	$19,152	$25,339	$65,422	$65,334
Interest expense	15,980	13,940	50,401	40,535
Depreciation and amortization	8,901	11,498	27,809	30,458
Total operating costs	$44,033	$50,777	$143,632	$136,327
Interest income	375	341	1,189	863
Net income	$20,708	$12,799	$49,616	$44,375

Net income allocable to TRG	$11,576	$7,208	$29,573	$23,732
Realized intercompany profit, net of depreciation on TRG's basis adjustments	185	360	585	691
Depreciation of TCO's additional basis	(486)	(486)	(1,458)	(1,458)
Equity in income of Unconsolidated Joint Ventures	$11,275	$7,082	$28,700	$22,965

Beneficial interest in Unconsolidated Joint Ventures' operations:
Revenues less maintenance, taxes, utilities, and other operating expenses	$25,543	$21,449	$70,963	$65,206
Interest expense	(8,369)	(7,679)	(24,996)	(22,852)
Depreciation and amortization	(5,899)	(6,688)	(17,267)	(19,389)
Equity in income of Unconsolidated Joint Ventures	$11,275	$7,082	$28,700	$22,965

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

In 2006, the Operating Partnership entered into three forward starting swaps for $150 million to partially hedge interest rate risk associated with a planned long-term refinancing of International Plaza in January 2008. The Operating Partnership is presently working on a floating rate prepayable loan to pay off the existing debt, which will provide flexibility until the fixed rate loan market settles. Consequently, the Operating Partnership terminated the swaps in September 2007, as the swaps were no longer effective as hedges of the planned refinancing, and recognized its $0.2 million share of the $0.4 million gain on the termination, included in “Gains on land sales, interest income, and other” within results of operations.

Interest expense for the three and nine months ended September 30, 2006 includes charges of $1.0 million and $3.1 million, respectively, in connection with the write-off of financing costs related to the pay-off of the loans on The Shops at Willow Bend and the refinancing of Dolphin Mall (Dolphin).

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

	At 100%		At Beneficial Interest
	Consolidated Subsidiaries	Unconsolidated Joint Ventures	Consolidated Subsidiaries	Unconsolidated Joint Ventures
Debt as of:
September 30, 2007	$2,669,715	$1,005,429	$2,384,492	$518,465
December 31, 2006	2,319,538	1,097,347	2,063,111	522,180

Capital lease obligations as of:
September 30, 2007	$6,632	$956	$6,616	$478
December 31, 2006	7,501	676	7,336	338

Capitalized interest:
Nine months ended September 30, 2007	$11,896	$235	$11,835	$59
Nine months ended September 30, 2006	6,852		6,848

Interest expense:
Nine months ended September 30, 2007	$95,512	$50,401	$84,938	$24,996
Nine months ended September 30, 2006	98,468	40,535	88,893	22,852

Debt Covenants and Guarantees

Certain loan agreements contain various restrictive covenants, including a minimum net worth requirement, minimum interest coverage ratios, a maximum payout ratio on distributions, a minimum debt yield ratio, a minimum fixed charges coverage ratio, and a maximum leverage ratio, the latter being the most restrictive. The Operating Partnership is in compliance with all of its covenants as of September 30, 2007. The maximum payout ratio on distributions covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain the Company's tax status, pay preferred distributions, and for distributions related to the sale of certain assets.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Payments of principal and interest on the loans in the following table are guaranteed by the Operating Partnership as of September 30, 2007.

Center	Loan balance as of 9/30/07	TRG's beneficial interest in loan balance as of 9/30/07	Amount of loan balance guaranteed by TRG as of 9/30/07	% of loan balance guaranteed by TRG	% of interest guaranteed by TRG
	(in millions of dollars)
Dolphin Mall	139.0	139.0	139.0	100%	100%
Fairlane Town Center	80.0	80.0	80.0	100%	100%
Twelve Oaks Mall	21.0	21.0	21.0	100%	100%

Borrowings under the $350 million revolver are primary obligations of the entities owning Dolphin, Fairlane Town Center (Fairlane), and Twelve Oaks Mall (Twelve Oaks), which are the collateral for the line of credit. The Operating Partnership and the entities owning Fairlane and Twelve Oaks are guarantors under the credit agreement.

In June 2007, the maturity date on the Operating Partnership’s $40 million revolving line of credit was extended one year to February 2009.

The Operating Partnership has also guaranteed certain obligations of Partridge Creek and the payment of $0.5 million primarily related to certain tenant allowances for Northlake Mall.

The Company is required to escrow cash balances for specific uses stipulated by certain of its lenders, including construction costs, capital improvements, leasing costs, tenant allowances, ground lease payments, taxes, insurance, and debt service. As of September 30, 2007 and December 31, 2006, the Company’s cash balances restricted for these uses were $12.0 million and $2.0 million, respectively. Such amounts are included within cash and cash equivalents in the Company’s consolidated balance sheet.

Note 7 - Equity Transactions

Common Stock and Equity

In July 2007, the Company’s Board of Directors authorized the repurchase of $100 million of the Company’s common stock on the open market or in privately negotiated transactions. During August 2007, the Company repurchased 987,180 shares of its common stock at an average price of $50.65 per share, for a total of $50 million under the authorization. During May and June 2007, the Company repurchased 923,364 shares of its common stock on the open market at an average price of $54.15 per share, for a total of $50 million, the maximum amount permitted under the program approved by the Board of Directors in December 2005. All shares repurchased have been cancelled. For each share of stock repurchased, an equal number of Operating Partnership units owned by the Company were redeemed. Repurchases of common stock were financed through general corporate funds, including borrowings under existing lines of credit. As of September 30, 2007, $50 million remained of the July 2007 authorization.

During the nine months ended September 30, 2007 and 2006, 1,285,809 shares and 966,343 shares of Series B Preferred Stock, respectively, were converted to 84 shares and 66 shares of the Company's common stock, respectively, as a result of tenders of units under the Continuing Offer (Note 9). See Note 8 for equity issuances under share-based compensation plans.

Redemption of Preferred Stock and Equity

In May 2006, the Company redeemed all of the remaining 8.3% Series A Cumulative Redeemable Preferred Stock (Series A Preferred Stock) at a price of $25.27 per share, which included accrued and unpaid dividends. As a result of application of Emerging Issues Task Force Topic D-42 “The Effect on the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock,” the Company recognized a charge of $4.0 million in the third quarter of 2006, representing the difference between the carrying value and the redemption price of the Series A Preferred Stock.

This Series A Preferred Stock was redeemed with the proceeds of a $113 million private preferred stock issuance, the Series I Cumulative Redeemable Preferred Stock (Series I Preferred Stock). The Company redeemed the Series I Preferred Stock on June 30, 2006 using available cash. The Company recognized a charge of $0.6 million at that time, representing the difference between the carrying value, which includes original issuance costs, and the redemption price of the Series I Preferred Stock.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8 – Share-Based Compensation

The Company provides certain share-based compensation through an incentive option plan, a long-term incentive plan, and non-employee directors' stock grant and deferred compensation plans.

The compensation cost charged to income for these share-based compensation plans was $1.7 million and $5.1 million for the three and nine months ended September 30, 2007, respectively, and $1.1 million and $3.2 million for the three and nine months ended September 30, 2006, respectively. Compensation cost capitalized as part of properties and deferred leasing costs was $0.2 million and $0.6 million for the three and nine months ended September 30, 2007 and also for the three and nine months ended September 30, 2006, respectively.

Further information regarding activities relating to the incentive option plan and long-term incentive plan during the nine months ended September 30, 2007 is provided below.

Incentive Options

The Company’s incentive option plan (the Option Plan), which is shareholder approved, permits the grant of options to employees. The Operating Partnership's units issued in connection with the Option Plan are exchangeable for new shares of the Company's common stock under the Continuing Offer (Note 9). Options for 1.3 million partnership units have been granted and are outstanding at September 30, 2007. Of the 1.3 million options outstanding, 0.7 million have vesting schedules with one-third vesting at each of the first, second, and third years of the grant anniversary, if continuous service has been provided. Substantially all of the other 0.6 million options outstanding have vesting schedules with one-third vesting at each of the third, fifth, and seventh years of the grant anniversary, if continuous service has been provided and certain conditions dependent on the Company’s market performance in comparison to its competitors have been met. The options have ten-year contractual terms. As of September 30, 2007, options for 0.9 million Operating Partnership units remain available for grant under the Option Plan.

The Company estimated the value of the options issued during the nine months ended September 30, 2007 using a Black-Scholes valuation model based on the following assumptions and resulting in the weighted average grant-date fair value shown below:

2007
Expected volatility	20.76%
Expected dividend yield	3.00%
Expected term (in years)	7
Risk-free interest rate	4.45%
Weighted average grant-date fair value	$11.77

 Expected volatility and dividend yields are based on historical volatility and yields of the Company’s common stock, respectively, as well as other factors. In developing the assumption of expected term, the Company has considered the vesting and contractual terms as well as the expected terms of options disclosed by members of its peer group. The risk-free interest rates used are based on the U.S. Treasury yield curves in effect at the times of grants. The Company assumes no forfeitures under the Option Plan due to the small number of participants and low turnover rate.

A summary of option activity under the Option Plan for the nine months ended September 30, 2007 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Range of Exercise Prices
Outstanding at January 1, 2007	1,115,376	$32.55	8.5	$29.38 - $40.39
Granted	226,875	55.90
Outstanding at September 30, 2007	1,342,251	$36.50	8.0	$29.38 - $55.90

Fully vested options at September 30, 2007	279,048	$34.16	7.9

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Long-Term Incentive Plan

The Company established The Taubman Company 2005 Long-Term Incentive Plan (LTIP) in 2005. The LTIP allows the Company to make grants of restricted stock units (RSU) to employees. An aggregate of 1.1 million shares of the Company’s common stock remain available for issuance under the LTIP. There were RSU for 0.4 million shares outstanding at September 30, 2007. Each RSU represents the right to receive upon vesting one share of the Company’s common stock plus a cash payment equal to the aggregate cash dividends that would have been paid on such share of common stock from the date of grant of the award to the vesting date. Each RSU is valued at the closing price of the Company’s common stock on the grant date. RSU vest on the third year anniversary of the grant if continuous service has been provided for that period, or upon retirement or certain other events if earlier. Based on an analysis of historical employee turnover, the Company has made an annual forfeiture assumption of 2.4% of grants when recognizing compensation costs relating to the RSU. None of the RSU outstanding at September 30, 2007 were vested.

A summary of activity for the nine months ended September 30, 2007 under the LTIP is presented below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2007	261,685	$35.79
Granted	102,905	56.54
Redeemed	(672)	34.93
Forfeited	(5,621)	43.71
Outstanding at September 30, 2007	358,297	41.63

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

Based on a market value at September 30, 2007 of $54.75 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $1.4 billion. The purchase of these interests at September 30, 2007 would have resulted in the Company owning an additional 32% interest in the Operating Partnership.

The Company has made a continuing, irrevocable offer to all present holders (other than certain excluded holders, including A. Alfred Taubman), assignees of all present holders, those future holders of partnership interests in the Operating Partnership as the Company may, in its sole discretion, agree to include in the continuing offer, and all existing and future optionees under the Option Plan to exchange shares of common stock for partnership interests in the Operating Partnership (the Continuing Offer). Under the Continuing Offer agreement, one unit of the Operating Partnership interest is exchangeable for one share of the Company's common stock. Upon a tender of Operating Partnership units, the corresponding shares of Series B Preferred Stock will automatically be converted into the Company’s common stock at a rate of 14,000 shares of Series B Preferred Stock for one common share.

None of the Company, its subsidiaries, or any of its joint ventures is presently involved in any material litigation, nor, to the Company’s knowledge, is any material litigation threatened against the Company, its subsidiaries, or any of their properties. Except for routine litigation involving present or former tenants (generally eviction or collection proceedings), substantially all litigation is covered by liability insurance.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

See Note 4 regarding obligations and commitments related to Partridge Creek and contingencies related to Oyster Bay, Note 8 for obligations under existing share-based compensation plans, and Note 6 for the Operating Partnership's guarantees of certain notes payable and other obligations.

Note 10 - Earnings Per Share

Basic earnings per share amounts are based on the weighted average of common shares outstanding for the respective periods. Diluted earnings per share amounts are based on the weighted average of common shares outstanding plus the dilutive effect of common stock equivalents. Common stock equivalents include outstanding partnership units exchangeable for common shares under the Continuing Offer (Note 9), outstanding options for units of partnership interest under the Option Plan, RSU under the LTIP and non-employee directors’ deferred compensation plan (Note 8) and unissued partnership units under unit option deferral elections. In computing the potentially dilutive effect of these common stock equivalents, partnership units are assumed to be exchanged for common shares under the Continuing Offer, increasing the weighted average number of shares outstanding. The potentially dilutive effects of partnership units outstanding and/or issuable under the unit option deferral elections are calculated using the if-converted method, while the effects of other common stock equivalents are calculated using the treasury stock method.

As of September 30, 2007, there were 9.2 million partnership units outstanding and 0.9 million unissued partnership units under unit option deferral election that may be exchanged for common shares of the Company under the Continuing Offer (Note 9). Outstanding partnership units and unissued units under unit option deferral elections were excluded from the computation of diluted earnings per share as they were anti-dilutive in all periods presented. These outstanding units and unissued units could only be dilutive to earnings per share if the minority interests' ownership share of the Operating Partnership's income was greater than their share of distributions.

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Net income allocable to common shareowners (Numerator)	$7,849	$1,366	$27,081	$4,185

Shares (Denominator) – basic	52,456,144	52,808,698	53,093,894	52,575,448
Effect of dilutive securities	617,845	319,859	638,065	269,981
Shares (Denominator) – diluted	53,073,989	53,128,557	53,731,959	52,845,429

Earnings per common share:
Basic	$0.15	$0.03	$0.51	$0.08
Diluted	$0.15	$0.03	$0.50	$0.08

Note 11 - New Accounting Pronouncements

 In February 2007, the FASB issued Statement No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities." This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Statement No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, although early application is allowed. The Company is currently evaluating the application of this Statement and its effect on the Company's financial position and results of operations.

In September 2006, the FASB issued Statement No. 157 “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies to accounting pronouncements that require or permit fair value measurements, except for share-based payments transactions under FASB Statement No. 123 (Revised) “Share-Based Payment.” This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Statement No. 157 does not require any new fair value measurements or remeasurements of previously computed fair values. The Company does not believe adoption of this Statement will have a material effect on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs concerning future events, including the following: statements regarding future developments and joint ventures, rents, returns, and earnings; statements regarding the continuation of trends; and any statements regarding the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity and capital resource needs. We caution that although forward-looking statements reflect our good faith beliefs and best judgment based upon current information, these statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including those risks, uncertainties, and factors detailed from time to time in reports filed with the SEC, and in particular those set forth under the headings “General Risks of the Company” and “Environmental Matters” in our Annual Report on Form 10-K. The following discussion should be read in conjunction with the accompanying consolidated financial statements of Taubman Centers, Inc. and the notes thereto.

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

The comparability of information used in measuring performance is affected by the expansion and renovation at Waterside Shops at Pelican Bay (Waterside) in 2006 and The Pier Shops at Caesars (The Pier Shops), which began opening in phases in June 2006. Additional “comparable center” statistics that exclude Waterside and The Pier Shops are provided to present the performance of comparable centers in our continuing operations. In April 2007, we increased our ownership in The Pier Shops to 77.5% (see “Results of Operations - Acquisition”). The Pier Shops’ results of operations are included within the Consolidated Businesses for periods beginning April 13, 2007 and within the Unconsolidated Joint Ventures prior to the acquisition date. The 2006 results of operations for the Unconsolidated Joint Ventures include results from The Pier Shops. The Operating Partnership’s investment in The Pier Shops represented an effective 6% interest in 2006 based on relative equity contributions.

Current Operating Trends

Tenant sales and sales per square foot information are operating statistics used in measuring the productivity of the portfolio and are based on reports of sales furnished by mall tenants. Our tenant sales statistics have continued to demonstrate strong growth through the third quarter of 2007, with sales per square foot increasing 6.0% over the third quarter of 2006. Tenant sales have increased every quarter for over four years. Sales directly impact the amount of percentage rents certain tenants and anchors pay, although the effects of increases or declines in sales on our operations are moderated by the relatively minor share of total rents that percentage rents represent. However, a sustained trend in sales does impact, either negatively or positively, our ability to lease vacancies and negotiate rents at advantageous rates. We believe this tenant sales growth provides us an opportunity to continue to increase rents in the future.

In the third quarter of 2007, ending occupancy increased to 89.9% compared to 89.5% in the third quarter of 2006. For our comparable centers, ending occupancy increased to 90.0% compared to 89.3% in the third quarter of 2006. We expect year-end occupancy will be modestly ahead of last year’s level and we continue to believe there is room to improve occupancy in the future. See “Seasonality” for occupancy and leased space statistics. Temporary tenants, defined as those with lease terms less than 12 months, are not included in occupancy or leased space statistics. As of September 30, 2007, approximately 1.8% of mall tenant space was occupied by temporary tenants.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Average rent per square foot:
Consolidated Businesses	$43.08	$42.44	$43.52	$42.71
Unconsolidated Joint Ventures	42.92	40.88	41.92	41.23
Opening base rent per square foot:
Consolidated Businesses	$51.42	$41.51	$52.98	$42.23
Unconsolidated Joint Ventures	72.08	46.62	51.79	42.32
Square feet of GLA opened:
Consolidated Businesses	280,960	229,883	663,029	712,323
Unconsolidated Joint Ventures	45,175	43,233	195,339	224,682
Closing base rent per square foot:
Consolidated Businesses	$51.45	$35.22	$45.68	$39.99
Unconsolidated Joint Ventures	48.50	43.37	47.77	44.44
Square feet of GLA closed:
Consolidated Businesses	166,388	188,294	698,395	797,435
Unconsolidated Joint Ventures	79,371	23,724	263,707	211,747
Releasing spread per square foot:
Consolidated Businesses	$(0.03)	$6.29	$7.30	$2.24
Unconsolidated Joint Ventures	23.58	3.25	4.02	(2.12)

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

	3rd Quarter 2007	2nd Quarter 2007	1st Quarter 2007	Total 2006	4th Quarter 2006	3rd Quarter 2006	2nd Quarter 2006	1st Quarter 2006
	(in thousands of dollars, except occupancy and leased space data)
Mall tenant sales (1)	1,075,051	1,066,258	1,044,558	4,348,826	1,447,188	985,224	989,275	927,139
Revenues and gains on land sales, interest income, and other:
Consolidated Businesses	151,791	152,997	145,417	588,744	163,455	140,065	144,780	140,444
Unconsolidated Joint Ventures	64,740	64,233	64,275	253,486	72,584	63,772	58,554	58,576
Occupancy:
Ending-comparable	90.0%	90.0%	89.6%	91.3%	91.3%	89.3%	88.8%	88.2%
Average-comparable	89.9	89.8	89.7	89.1	90.5	89.0	88.6	88.2
Ending	89.9	89.9	89.7	91.3	91.3	89.5	89.0	88.3
Average	89.8	89.7	89.8	89.2	90.6	89.2	88.7	88.4
Leased space:
Comparable	93.3%	92.5%	92.0%	92.4%	92.4%	92.3%	91.7%	90.8%
All centers	93.3	92.4	92.1	92.5	92.5	92.4	91.8	90.9

(1)	Based on reports of sales furnished by mall tenants. 2007 information for Arizona Mills is based on estimates.

Because the seasonality of sales contrasts with the generally fixed nature of minimum rents and recoveries, mall tenant occupancy costs (the sum of minimum rents, percentage rents, and expense recoveries) as a percentage of sales are considerably higher in the first three quarters than they are in the fourth quarter.

	3rd Quarter 2007	2nd Quarter 2007	1st Quarter 2007	Total 2006	4th Quarter 2006	3rd Quarter 2006	2nd Quarter 2006	1st Quarter 2006
Consolidated Businesses:
Minimum rents	9.5%	9.7%	10.0%	9.1%	7.1%	9.9%	9.9%	10.5%
Percentage rents	0.3	0.1	0.3	0.4	0.8	0.3	0.1	0.4
Expense recoveries	5.0	5.8	5.1	4.9	4.2	4.9	5.6	4.8
Mall tenant occupancy costs	14.8%	15.6%	15.4%	14.4%	12.1%	15.1%	15.6%	15.7%
Unconsolidated Joint Ventures:
Minimum rents	9.1%	8.7%	8.8%	8.3%	6.4%	9.2%	9.1%	9.7%
Percentage rents	0.3	0.3	0.2	0.4	0.8	0.3	0.2	0.2
Expense recoveries	4.8	4.4	3.9	3.8	3.2	4.1	4.1	3.9
Mall tenant occupancy costs	14.2%	13.4%	12.9%	12.5%	10.4%	13.6%	13.4%	13.8%

Results of Operations

The following sections discuss certain 2007 and 2006 transactions that affected operations in the three and nine month periods ended September 30, 2007 and 2006, or are expected to impact operations in the future.

New Development

The Mall at Partridge Creek (Partridge Creek) opened on October 18, 2007 in Clinton Township, Michigan. The 640,000 square foot center is anchored by Nordstrom (opening April 2008), Parisian, and MJR Theatres. We expect to achieve a 9.5% return on our $155 million investment during 2008 and stabilize at 10% in 2009. See “Liquidity and Capital Resources – Contractual Obligations – The Mall at Partridge Creek Contractual Obligations” regarding this center.

In September 2007, a 165,000 square foot Nordstrom opened at Twelve Oaks Mall (Twelve Oaks) along with approximately 97,000 square feet of additional new store space. A 60,000 square foot expansion and renovation of Macy’s is expected to open in spring 2008. We expect a return of approximately 10% on our estimated cost of $63 million.

In addition, an expansion at Stamford Town Center (Stamford) will open in November 2007 (see “Liquidity and Capital Resources – Planned Capital Spending”). See also “Results of Operations – Taubman Asia” and “Results of Operations – Third-Party Management, Leasing, and Development Services” for new development and service arrangements.

Acquisition

The Pier Shops, located in Atlantic City, New Jersey, began opening in phases in June 2006. Gordon Group Holdings LLC (Gordon) developed the center, and in January 2007, we assumed full management and leasing responsibility for the center. In April 2007, we increased our ownership in The Pier Shops to a 77.5% controlling interest. The remaining 22.5% interest continues to be held by an affiliate of Gordon. We began consolidating The Pier Shops as of the purchase date. At closing, we made a $24.5 million equity investment in the center, bringing our total equity investment to $28.5 million. At the purchase date, the book values of the center’s assets and liabilities were $229.7 million and $171.3 million, respectively. The excess of the book value of the net assets we acquired over the purchase price was approximately $17 million, which was allocated principally to buildings and improvements. We are entitled to a 7% cumulative preferred return on our $133.1 million total investment, including our $104.6 million share of debt (see “Results of Operations - Debt and Equity Transactions”). We believe this investment will become positive to our earnings, excluding depreciation and amortization, sometime in 2009. We will be responsible for any additional capital requirements, estimated to be in the range of $15 million over the next two years, on which we will receive a preferred return at a minimum of 8%. We expect The Pier Shops will have a negative impact of approximately $4 million on our earnings in 2007, excluding an additional $4 million of depreciation and amortization.

Taubman Asia

Established in 2005, Taubman Asia is the platform for our expansion into the Asia-Pacific region. Taubman Asia is headquartered in Hong Kong and is engaged in projects that leverage our strong retail planning, design and operational capabilities.

In January 2007, we entered into an agreement to provide development services for a 1.2 million square foot retail and entertainment complex in Songdo International Business District (Songdo), Incheon, South Korea. We are also finalizing agreements to provide management and leasing services for the retail component. The shopping complex is scheduled to open in early 2010, with construction beginning in early 2008. We have negotiated the opportunity to invest in a portion of the broader project, which will include not only retail, but other uses. We anticipate finalizing our decision on this investment in the first half of 2008.

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

Subject to many assumptions, our best estimate is that during the 2008 to 2010 timeframe, we will earn in the range of $35 million to $40 million of net margin from management, leasing, and development fees. Net margin for these projects means total revenue less related expenses and taxes. The timing of revenue recognition is very difficult to predict due to a number of factors. For development, revenue is recognized when the work is performed. For leasing, it is recognized when the leases are signed or when stores open, depending on the agreement. Of the $35 million to $40 million, we expect this third-party margin will peak at as much as $20 million to $25 million in 2009 when the level of activity will be the greatest. Although this activity is highly profitable, it is very volatile and a substantial portion of this increased activity represents non-recurring income. Once the significant development and initial leasing effort is complete for these projects, fees will be much more modest. As we have discussed in the past, we would generally prefer to own as much equity in a project as possible. However, each of these projects met a series of criteria – including profitability and synergy with our ongoing activities – that made them attractive for us to pursue. We would expect that some level of this activity will always be present in our business.

Debt and Equity Transactions

In 2006, we entered into three forward starting swaps for $150 million to partially hedge interest rate risk associated with a planned long-term refinancing of International Plaza in January 2008. We are presently working on a floating rate prepayable loan to pay off the existing debt, which will provide flexibility until the fixed rate loan market settles. Consequently, we terminated the swaps in September 2007, as they were no longer effective as hedges of the planned refinancing, and recognized our $0.2 million share of the $0.4 million gain on the termination, included in “Gains on land sales, interest income, and other” within results of operations.

In July 2007, our Board of Directors authorized the repurchase of $100 million of our common stock on the open market or in privately negotiated transactions. During August 2007, we repurchased 987,180 shares of our common stock at an average price of $50.65 per share, for a total of $50 million under the authorization. During May and June 2007, we repurchased 923,364 shares of our common stock on the open market at an average price of $54.15 per share, for a total of $50 million, the maximum amount permitted under the program approved by our Board of Directors in December 2005. All shares repurchased have been cancelled. For each share of stock repurchased, an equal number of Operating Partnership units owned by TCO were redeemed. Repurchases of common stock were financed through general corporate funds, including borrowings under existing lines of credit. As of September 30, 2007, $50 million remained of the July 2007 authorization.

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

In 2006, we completed over $1 billion in financings related to the land under Sunvalley, Waterside, Partridge Creek, our $350 million revolver, Dolphin Mall (Dolphin), Cherry Creek Shopping Center (Cherry Creek), and Northlake Mall, and repaid the loans on The Shops at Willow Bend (Willow Bend) and The Mall at Oyster Bay (Oyster Bay). Additionally, we wrote off $2.1 million of financing costs related to the prepayment of the loan on Willow Bend and $1.0 million related to the refinancing of the loan on Dolphin.

In May 2006, we redeemed the remaining $113 million of 8.3% Series A Cumulative Redeemable Preferred Stock (Series A Preferred Stock). We recognized a charge of approximately $4 million in the third quarter of 2006, representing the difference between the carrying value and the redemption price of the Series A Preferred Stock redeemed. The Series A Preferred Stock was redeemed with the proceeds of a $113 million private preferred issuance, the Series I Cumulative Redeemable Preferred Stock (Series I Preferred Stock). We redeemed the Series I Preferred Stock on June 30, 2006 using available cash. We recognized a charge of $0.6 million at that time, representing the difference between the carrying value, which includes original issuance costs, and the redemption price of the Series I Preferred Stock.

See "Liquidity and Capital Resources" regarding additional planned debt transactions and capital spending.

New Accounting Pronouncements

See “Note 11 – New Accounting Pronouncements” to our consolidated financial statements regarding certain new accounting pronouncements that we expect to adopt in 2008.

Presentation of Operating Results

Income Allocation

The following table contains the operating results of our Consolidated Businesses and the Unconsolidated Joint Ventures. Income allocated to the minority partners in the Operating Partnership and preferred interests is deducted to arrive at the results allocable to our common shareowners. Because the net equity balances of the Operating Partnership and the outside partners in certain consolidated joint ventures are less than zero, the income allocated to these minority and outside partners is equal to their share of operating distributions. The net equity of these minority and outside partners is less than zero due to accumulated distributions in excess of net income and not as a result of operating losses. Distributions to partners are usually greater than net income because net income includes non-cash charges for depreciation and amortization. Our average ownership percentage of the Operating Partnership was 66% during the three and nine months ended September 30, 2007 and 65% during the three and nine months ended September 30, 2006.

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

Our presentations of Beneficial Interest in EBITDA and FFO are not necessarily comparable to the similarly titled measures of other REITs due to the fact that not all REITs use the same definitions. These measures should not be considered alternatives to net income (loss) or as an indicator of our operating performance. Additionally, neither represents cash flows from operating, investing or financing activities as defined by GAAP. Reconciliations of Net Income Allocable to Common Shareowners to Funds from Operations and Net Income to Beneficial Interest in EBITDA are presented following the Comparison of the Nine Months Ended September 30, 2007 to the Nine Months Ended September 30, 2006.

Comparison of the Three Months Ended September 30, 2007 to the Three Months Ended September 30, 2006

The following table sets forth operating results for the three months ended September 30, 2007 and September 30, 2006, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

Three Months Ended September 30, 2007		Three Months Ended September 30, 2006
CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)
                                                               (in millions of dollars)
REVENUES:
Minimum rents	81.3	37.5	76.4	37.6
Percentage rents	3.2	1.3	2.7	1.6
Expense recoveries	53.6	23.9	49.1	22.4
Management, leasing and development services	3.9		2.6
Other	8.7	1.7	8.2	1.8
Total revenues	150.7	64.4	138.9	63.4

EXPENSES:
Maintenance, taxes, and utilities	44.2	15.6	38.0	17.4
Other operating	16.6	3.0	18.1	7.4
Management, leasing and development services	2.1		1.2
General and administrative	7.4		7.1
Interest expense (2)	33.6	16.0	32.3	13.9
Depreciation and amortization (3)	33.8	9.5	32.9	12.1
Total expenses	137.6	44.1	129.6	50.9

Gains on land sales, interest income, and other	1.1	0.4	1.2	0.3
	14.2	20.6	10.5	12.9
Equity in income of Unconsolidated Joint Ventures (3)	11.3		7.1

Income before minority and preferred interests	25.5		17.6
Minority and preferred interests:
TRG preferred distributions	(0.6)		(0.6)
Minority share of income of consolidated joint ventures	(1.0)		(1.4)
Distributions in excess of minority share of income of consolidated joint ventures	(1.8)		(1.7)
Minority share of income of TRG	(6.8)		(4.2)
Distributions in excess of minority share of income of TRG	(3.6)		(4.7)
Net income	11.5		5.0
Preferred dividends	(3.7)		(3.7)
Net income allocable to common shareowners	7.8		1.4

SUPPLEMENTAL INFORMATION:
EBITDA - 100%	81.6	46.1	75.7	39.0
EBITDA - outside partners' share	(8.9)	(20.6)	(8.2)	(17.5)
Beneficial interest in EBITDA	72.6	25.5	67.5	21.4
Beneficial interest expense	(29.9)	(8.4)	(29.0)	(7.7)
Non-real estate depreciation	(0.7)		(0.7)
Preferred dividends and distributions	(4.3)		(4.3)
Funds from Operations contribution	37.8	17.2	33.5	13.8

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

(2)
Interest expense for the three months ended September 30, 2006 includes a $1.0 million charge in the third quarter of 2006 in connection with the write-off of financing costs related to the refinancing of the loan on Dolphin when it became prepayable without penalty.

(3)
Amortization of our additional basis in the Operating Partnership included in depreciation and amortization was $1.2 million in both 2007 and 2006. Also, amortization of our additional basis included in equity in income of Unconsolidated Joint Ventures was $0.5 million in both 2007 and 2006.

(4)	Amounts in this table may not add due to rounding.

Consolidated Businesses

Total revenues for the quarter ended September 30, 2007 were $150.7 million, an $11.8 million or 8.5% increase over the comparable period in 2006. Minimum rents increased $4.9 million, primarily due to The Pier Shops, which we began consolidating upon the acquisition of a controlling interest in the center. Minimum rents also increased due to tenant rollovers and increases in occupancy. Expense recoveries increased primarily due to The Pier Shops and increases in recoverable costs at certain centers, which were partially offset by a decrease in revenue from marketing and promotion services. Management, leasing, and development revenue increased primarily due to revenue on the Songdo development contract, which was executed in January 2007. We expect that management, leasing, and development revenues, less related expenses, will be approximately $7.5 million in 2007. During the third quarter of 2007, we recognized our approximately $2.3 million and $0.5 million share of the Consolidated Businesses’ and Unconsolidated Joint Ventures’ lease cancellation revenue. For 2007, we are estimating that our share of lease cancellation revenue will be about $11 million.

Total expenses were $137.6 million, an $8.0 million or 6.2% increase over the comparable period in 2006. Maintenance, taxes, and utilities expense increased primarily due to The Pier Shops and increases in property taxes and maintenance costs at certain centers. Other operating expense decreased due to decreases in the provision for bad debts and costs related to marketing and promotion services, which were partially offset by The Pier Shops and increased pre-development costs. We expect that pre-development costs for both our domestic and non-U.S. projects will be between $11 million and $12 million in 2007. Management, leasing, and development expense increased primarily due to activities related to the Songdo development contract. General and administrative expense increased primarily due to increased compensation expenses. We expect that general and administrative expense will be approximately $7.5 million for the fourth quarter of 2007. Interest expense increased due to The Pier Shops and the repurchase of common stock in 2007. The increases were partially offset by the write-off of financing costs related to the refinancing of the loan on Dolphin in 2006 and the reduced rate on the refinancing of Dolphin. In addition, excess proceeds received from the financing of Waterside in 2006 were used to pay down our lines of credit. Depreciation expense increased due to The Pier Shops, which was partially offset by fully depreciated assets at certain centers.

Gains on land sales, interest income, and other remained relatively flat, with increases due to the gain on the termination of swaps at International Plaza in 2007 and interest income related to The Pier Shops being offset by a decrease in interest income due to lower average cash balances in 2007. There were no land sales in the third quarters of 2007 or 2006. We expect gains on land sales to be $1 million to $2 million in 2007, depending on the timing of sales.

Unconsolidated Joint Ventures

Total revenues for the three months ended September 30, 2007 were $64.4 million, a $1.0 million or 1.6% increase from the comparable period in 2006. Minimum rents decreased due to the consolidation of The Pier Shops, which was offset by tenant rollovers. Expense recoveries increased primarily due to increases in prior estimated recoveries and recoverable costs at certain centers, which were partially offset by The Pier Shops and decreased revenue from marketing and promotion services. Other income remained relatively flat, with decreases due to The Pier Shops being offset by increases in lease cancellation revenue.

Total expenses decreased by $6.8 million or 13.4%, to $44.1 million for the three months ended September 30, 2007. Maintenance, taxes, and utilities expense decreased due to The Pier Shops, which was partially offset by increases in maintenance expense at certain centers. Other operating expense decreased primarily due to a decrease in costs related to marketing and promotion services, The Pier Shops, and a decrease in the provision for bad debts. Other operating expense also decreased due to lower professional fees and ground rent, due to the purchase of the land under Sunvalley in 2006. Interest expense increased primarily due to the new financing on Waterside in 2006 and the financing related to the land purchase at Sunvalley. Depreciation expense decreased due to a decrease in depreciation on CAM assets and The Pier Shops.

As a result of the foregoing, income of the Unconsolidated Joint Ventures increased by $7.7 million to $20.6 million for the three months ended September 30, 2007. We had an effective 6% interest in The Pier Shops based on relative equity contributions, prior to our acquisition of a controlling interest in April 2007 (see “Results of Operations – Acquisition”). Our equity in income of the Unconsolidated Joint Ventures was $11.3 million, a $4.2 million increase from the comparable period in 2006.

Net Income

Our income before minority and preferred interests increased by $7.9 million to $25.5 million for the three months ended September 30, 2007. After allocation of income to minority and preferred interests, net income allocable to common shareowners for 2007 was $7.8 million compared to $1.4 million in the comparable period in 2006.

Comparison of the Nine Months Ended September 30, 2007 to the Nine Months Ended September 30, 2006

The following table sets forth operating results for the nine months ended September 30, 2007 and September 30, 2006, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006
CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)
                                                                  (in millions of dollars)
REVENUES:
Minimum rents	239.4	113.1	229.0	108.1
Percentage rents	6.5	3.9	6.3	3.3
Expense recoveries	162.2	69.3	146.2	60.9
Management, leasing and development services	12.4		8.7
Other	27.4	5.8	26.2	7.8
Total revenues	448.0	192.1	416.2	180.0

EXPENSES:
Maintenance, taxes, and utilities	127.7	49.3	113.2	45.0
Other operating	49.4	14.2	51.2	18.6
Management, leasing and development services	6.7		4.2
General and administrative	21.8		21.6
Interest expense (2)	95.5	50.4	98.5	40.5
Depreciation and amortization (3)	99.9	29.5	99.6	32.6
Total expenses	400.9	143.4	388.3	136.7

Gains on land sales, interest income, and other	2.3	1.2	9.1	0.9
	49.3	49.9	37.0	44.2
Equity in income of Unconsolidated Joint Ventures (3)	28.7		23.0

Income before minority and preferred interests	78.0		59.9
Minority and preferred interests:
TRG preferred distributions	(1.8)		(1.8)
Minority share of income of consolidated joint ventures	(3.6)		(3.8)
Distributions in excess of minority share of income of consolidated joint ventures	(2.8)		(3.4)
Minority share of income of TRG	(21.8)		(12.7)
Distributions in excess of minority share of income of TRG	(9.9)		(14.0)
Net income	38.1		24.2
Preferred dividends	(11.0)		(20.1)
Net income allocable to common shareowners	27.1		4.2

SUPPLEMENTAL INFORMATION:
EBITDA - 100%	244.7	129.7	235.1	117.3
EBITDA - outside partners' share	(26.0)	(58.8)	(22.9)	(52.1)
Beneficial interest in EBITDA	218.7	71.0	212.1	65.2
Beneficial interest expense	(84.9)	(25.0)	(88.9)	(22.9)
Non-real estate depreciation	(2.0)		(1.9)
Preferred dividends and distributions	(12.8)		(21.9)
Funds from Operations contribution	118.9	46.0	99.5	42.4

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

(2)
Interest expense for the nine months ended September 30, 2006 includes a $3.1 million charge incurred in connection with the write-off of financing costs related to the respective pay-off and refinancing of the loans on Willow Bend and Dolphin when the loans became prepayable without penalty, in the first and third quarters of 2006, respectively.

(3)
Amortization of our additional basis in the Operating Partnership included in depreciation and amortization was $3.7 million and $3.6 million in 2007 and 2006, respectively. Also, amortization of our additional basis included in equity in income of Unconsolidated Joint Ventures was $1.5 million in both 2007 and 2006.

(4)	Amounts in this table may not add due to rounding.

Consolidated Businesses

Total revenues for the nine months ended September 30, 2007 were $448.0 million, a $31.8 million or 7.6% increase over the comparable period in 2006. Minimum rents increased $10.4 million, due to The Pier Shops, which we began consolidating upon the acquisition of a controlling interest in the center, tenant rollovers, and increases in occupancy. Expense recoveries increased due to increases in recoverable costs at certain centers, The Pier Shops, and HVAC recoveries. Management, leasing, and development revenue increased primarily due to revenue on the Songdo development contract, which was executed in January 2007 and includes revenue related to 2006 services. Other income increased primarily due to increases in sponsorship income and The Pier Shops.

Total expenses were $400.9 million, a $12.6 million or 3.2% increase over the comparable period in 2006. Maintenance, taxes, and utilities expense increased due to The Pier Shops and increases in maintenance costs and property taxes at certain centers. Other operating expense decreased due to decreases in the provision for bad debts, professional fees, and costs related to marketing and promotion services, which were partially offset by increases due to The Pier Shops and pre-development costs. Management, leasing, and development expense increased due to activities related to the Songdo development contract. Interest expense decreased due to reduced rates on the refinancings of Dolphin and Cherry Creek, the pay off of Willow Bend, and the write-off in 2006 of financing costs related to the refinancing of Dolphin and the pay-off of the Willow Bend and Oyster Bay loans. In addition, excess proceeds received from the financing of Waterside in 2006 were used to pay down our lines of credit. These decreases were partially offset by The Pier Shops, interest on new debt used to fund the redemption of preferred stock in June 2006 and the repurchase of common stock in 2007. Depreciation expense remained relatively flat, with increases due to The Pier Shops being offset by fully depreciated assets at certain centers.

Gains on land sales, interest income, and other decreased due to a decrease in gains on peripheral land sales and a decrease in interest income due to lower average cash balances in 2007. These decreases were partially offset by interest income related to The Pier Shops and the gain on the termination of swaps at International Plaza in 2007. There were no land sales in the nine months ended September 30, 2007, compared to $4.1 million of gains in 2006.

Unconsolidated Joint Ventures

Total revenues for the nine months ended September 30, 2007 were $192.1 million, a $12.1 million or 6.7% increase from the comparable period in 2006. Minimum rents increased by $5.0 million, due to tenant rollovers, The Pier Shops, and increases in occupancy and income from specialty retailers. Expense recoveries increased due to increases in prior estimated recoveries, recoverable costs at certain centers, The Pier Shops, and increases in HVAC recoveries, which were partially offset by decreases in revenue from marketing and promotion services. Other income decreased primarily due to decreases in lease cancellation revenue.

Total expenses increased by $6.7 million or 4.9%, to $143.4 million for the nine months ended September 30, 2007. Maintenance, taxes, and utilities expense increased due to increases in maintenance costs, The Pier Shops, and increases in property taxes and electricity expense at certain centers. Other operating expense decreased due to lower professional fees and ground rent, due to the purchase of the land under Sunvalley in 2006. Other operating expense also decreased due to decreases in costs related to marketing and promotion services and the provision for bad debts. Interest expense increased due to the new financing on Waterside in 2006, The Pier Shops, and the financing related to the land purchase at Sunvalley. Depreciation expense decreased due to a decrease in depreciation on CAM assets and changes in depreciable lives of tenant allowances in connection with early terminations, which were partially offset by increases due to The Pier Shops.

As a result of the foregoing, income of the Unconsolidated Joint Ventures increased by $5.7 million to $49.9 million for the nine months ended September 30, 2007. We had an effective 6% interest in The Pier Shops based on relative equity contributions, prior to our acquisition of a controlling interest in April 2007 (see “Results of Operations – Acquisition”). Our equity in income of the Unconsolidated Joint Ventures was $28.7 million, a $5.7 million increase from the comparable period in 2006.

Net Income

Our income before minority and preferred interests increased by $18.1 million to $78.0 million for the nine months ended September 30, 2007. Preferred dividends decreased due to the redemption of preferred stock in 2006. Preferred dividends in 2006 also included $4.7 million of charges recognized in connection with the redemption of the preferred stock. After allocation of income to minority and preferred interests, net income allocable to common shareowners for 2007 was $27.1 million compared to $4.2 million in the comparable period in 2006.

Reconciliation of Net Income Allocable to Common Shareowners to Funds from Operations

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
	(in millions of dollars)
Net income allocable to common shareowners	7.8	1.4	27.1	4.2

Add (less) depreciation and amortization: (1)
Consolidated businesses at 100%	33.8	32.9	99.9	99.6
Minority partners in consolidated joint ventures	(4.2)	(3.6)	(11.9)	(9.6)
Share of unconsolidated joint ventures	5.9	6.7	17.3	19.4
Non-real estate depreciation	(0.7)	(0.7)	(2.0)	(1.9)

Add minority interests:
Minority share of income of TRG	6.8	4.2	21.8	12.7
Distributions in excess of minority share of income of TRG	3.6	4.7	9.9	14.0
Distributions in excess of minority share of income of consolidated joint ventures	1.8	1.7	2.8	3.4

Funds from Operations	55.0	47.3	164.8	141.8

TCO's average ownership percentage of TRG	65.9%	65.1%	65.9%	64.8%

Funds from Operations allocable to TCO	36.2	30.8	108.7	91.9

(1)
Depreciation and amortization includes $2.6 million and $2.8 million of mall tenant allowance amortization for the three months ended September 30, 2007 and 2006, respectively, and $8.1 million and $7.4 million for the nine months ended September 30, 2007 and 2006, respectively.

(2)	Amounts in this table may not recalculate due to rounding.

Reconciliation of Net Income to Beneficial Interest in EBITDA

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
	(in millions of dollars)
Net income	11.5	5.0	38.1	24.2

Add (less) depreciation and amortization:
Consolidated businesses at 100%	33.8	32.9	99.9	99.6
Minority partners in consolidated joint ventures	(4.2)	(3.6)	(11.9)	(9.6)
Share of unconsolidated joint ventures	5.9	6.7	17.3	19.4

Add (less) preferred interests and interest expense:
Preferred distributions	0.6	0.6	1.8	1.8
Interest expense:
Consolidated businesses at 100%	33.6	32.3	95.5	98.5
Minority partners in consolidated joint ventures	(3.7)	(3.3)	(10.6)	(9.6)
Share of unconsolidated joint ventures	8.4	7.7	25.0	22.9

Add minority interests:
Minority share of income of TRG	6.8	4.2	21.8	12.7
Distributions in excess of minority share of income of TRG	3.6	4.7	9.9	14.0
Distributions in excess of minority share of income of consolidated joint ventures	1.8	1.7	2.8	3.4

Beneficial interest in EBITDA	98.2	88.9	289.6	277.3

TCO's average ownership percentage of TRG	65.9%	65.1%	65.9%	64.8%

Beneficial interest in EBITDA allocable to TCO	64.7	57.9	191.0	179.8

(1)	Amounts in this table may not recalculate due to rounding.

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

As of September 30, 2007, we had a consolidated cash balance of $32.7 million, of which $12.0 million is restricted to specific uses stipulated by our lenders, including capital improvements, leasing costs, tenant allowances, ground lease payments, taxes, insurance, and debt service. We also have secured lines of credit of $350 million and $40 million. As of September 30, 2007, the total amounts borrowed on the $350 million and $40 million lines of credit were $240.0 million and $26.3 million, respectively. Our $350 million line of credit matures in February 2009 and has a one year extension option. Our $40 million line of credit matures in February 2009. We are currently finalizing an amendment to our $350 million revolver and expect to close in November 2007. Under the revised terms, the borrowing limit will be increased to $550 million and the maturity date will be extended by two years, to February 2008, with a one year extension option, at the current pricing of LIBOR plus 0.70%.

Operating Activities

Our net cash provided by operating activities was $177.2 million in 2007, compared to $150.6 million in 2006. See also "Results of Operations" for descriptions of 2007 and 2006 transactions affecting operating cash flows.

Investing Activities

Net cash used in investing activities was $172.2 million in 2007 compared to $64.1 million in 2006. Cash used in investing activities was impacted by the timing of capital expenditures, with additions to properties in 2007 and 2006 for the construction of Partridge Creek, the expansion and renovation at Twelve Oaks, the acquisition of land for future development, and our Oyster Bay project, as well as other development activities and capital items. Additions to properties also included costs to complete construction at The Pier Shops, paid subsequent to our acquisition of a controlling interest. A tabular presentation of 2007 capital spending is shown in “Liquidity and Capital Resources - Capital Spending”. During April 2007, we purchased a controlling interest in The Pier Shops for $24.5 million, and upon its consolidation we included its $33.4 million balance of cash on our balance sheet. Contributions to Unconsolidated Joint Ventures of $8.4 million and $3.2 million in 2007 and 2006, respectively, were made primarily to fund the expansion at Waterside. Also in 2007, $2.3 million was used to acquire marketable equity securities.

Sources of cash used in funding these investing activities, other than cash flow from operating activities, included distributions from Unconsolidated Joint Ventures and the transactions described under “Liquidity and Capital Resources - Financing Activities.” Distributions in excess of earnings from Unconsolidated Joint Ventures provided $5.0 million in 2007 and $45.7 million in 2006, which included $39.5 million of proceeds from the Waterside financing. Net proceeds from sales of peripheral land were $5.4 million in 2006. The timing of land sales is variable and proceeds from land sales can vary significantly from period to period. In addition, a $9.0 million note received in connection with the 2005 sale of Woodland was collected during the first quarter of 2006.

Financing Activities

Net cash provided by financing activities was $1.5 million in 2007, compared to $233.8 million of net cash used in financing activities in 2006. Proceeds from the issuance of debt, net of payments and issuance costs, were $214.5 million in 2007, compared to $15.3 million in 2006. The third-party owner of Partridge Creek contributed $9.0 million in 2006 to fund the project (see "Liquidity and Capital Resources - Contractual Obligations - The Mall at Partridge Creek Contractual Obligations" regarding the ownership structure of this project). In May 2006, we used the proceeds from the issuance of the $113.0 million Series I Preferred Stock to redeem the outstanding Series A Preferred Stock. The Series I Preferred Stock was then redeemed in June 2006. Repurchases of common stock totaled $100.0 million in 2007. Total dividends and other distributions paid were $112.1 million and $144.5 million in 2007 and 2006, respectively. Distributions to minority interest in 2006 included $45.3 million of excess proceeds from the refinancing of Cherry Creek.

Beneficial Interest in Debt

At September 30, 2007, the Operating Partnership's debt and its beneficial interest in the debt of its Consolidated and Unconsolidated Joint Ventures totaled $2,903.0 million with an average interest rate of 5.76% excluding amortization of debt issuance costs and the effects of interest rate hedging instruments. These costs are reported as interest expense in the results of operations. Interest expense for the nine months ended September 30, 2007 includes $0.5 million of non-cash amortization relating to acquisitions or 0.02% of the average all-in rate. Beneficial interest in debt includes debt used to fund development and expansion costs. Beneficial interest in construction work in process totaled $313.8 million as of September 30, 2007, which includes $283.8 million of assets on which interest is being capitalized. Beneficial interest in capitalized interest was $11.9 million for the nine months ended September 30, 2007. The following table presents information about our beneficial interest in debt as of September 30, 2007:

	Amount	Interest Rate Including Spread
	(in millions of dollars)
Fixed rate debt	2,569.3	5.68	%(1)

Floating rate debt:
Swapped through October 2012	15.0	5.95%
Floating month to month	318.7	6.44	%(1)
Total floating rate debt	333.7	6.42	%(1)

Total beneficial interest in debt	2,903.0	5.76	%(1)

Amortization of financing costs (2)		0.15%
Average all-in rate		5.91%

(1)	Represents weighted average interest rate before amortization of financing costs.
(2)	Financing costs include financing fees, interest rate cap premiums, and losses on settlement of derivatives used to hedge the refinancing of certain fixed rate debt.
(3)	Amounts in table may not add due to rounding.

We have a loan maturing in 2008 at Fair Oaks. The $140 million 6.6% fixed rate loan matures in April 2008 and is currently prepayable without penalty. We are currently discussing our options with several financial institutions.

Sensitivity Analysis

We have exposure to interest rate risk on our debt obligations and interest rate instruments. We use derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. We routinely use cap, swap, treasury lock, and rate lock agreements to meet these objectives. Based on the Operating Partnership's beneficial interest in floating rate debt in effect at September 30, 2007, a one percent increase or decrease in interest rates on this floating rate debt would decrease or increase cash flows by approximately $3.2 million and, due to the effect of capitalized interest, annual earnings by approximately $2.8 million. Based on our consolidated debt and interest rates in effect at September 30, 2007, a one percent increase in interest rates would decrease the fair value of debt by approximately $124.4 million, while a one percent decrease in interest rates would increase the fair value of debt by approximately $133.6 million.

Contractual Obligations

In conducting our business, we enter into various contractual obligations, including those for debt, capital leases for property improvements, operating leases for office space and land, purchase obligations (primarily for construction), and other long-term commitments. Disclosure of these items is contained in our Annual Report on Form 10-K. Updates of the 10-K disclosures for debt obligations and planned capital spending, which can vary significantly from period to period, as of September 30, 2007 are provided in the table below:

	Payments Due by Period
	Total	Less than 1 year (2007)	1-3 years (2008-2009)	3-5 years (2010-2011)	More than 5 years (2012+)
	(in millions of dollars)
Debt (1)	2,669.7	4.2	469.4	276.0	1,920.1
Interest payments	930.4	38.3	273.8	233.2	385.1
Purchase obligations -
Planned capital spending (2)	65.2	65.2

(1)
The settlement periods for debt do not consider extension options. Amounts relating to interest on floating rate debt are calculated based on the debt balances and interest rates as of September 30, 2007.

(2)
As of September 30, 2007, we were contractually liable for $21.1 million of this planned spending. See "Liquidity and Capital Resources - Planned Capital Spending" for detail regarding planned funding.

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

Loan Commitments and Guarantees

Certain loan agreements contain various restrictive covenants, including a minimum net worth requirement, minimum interest coverage ratios, a maximum payout ratio on distributions, a minimum debt yield ratio, a minimum fixed charges coverage ratio, and a maximum leverage ratio, the latter being the most restrictive. We are in compliance with all of our covenants as of September 30, 2007. The maximum payout ratio on distributions covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain our tax status, pay preferred distributions, and for distributions related to the sale of certain assets. See “Note 6 – Beneficial Interest in Debt and Interest Expense – Debt Covenants and Guarantees” to the consolidated financial statements for more details.

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

Capital Spending

Capital spending for routine maintenance of the shopping centers is generally recovered from tenants. Capital spending through September 30, 2007, excluding acquisitions, is summarized in the following table:

	2007 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions of dollars)
New Development Projects:
Pre-construction development activities (2)	25.9	25.9
New centers (3)	54.7	53.7

Existing Centers:
Renovation projects with incremental GLA and/or anchor replacement (4)	46.6	44.0	36.0	14.7
Renovations with no incremental GLA effect and other	2.7	2.6	2.4	1.3
Mall tenant allowances (5)	14.4	13.6	1.1	0.6
Asset replacement costs reimbursable by tenants	24.2	23.5	3.7	2.1

Corporate office improvements and equipment	1.2	1.2

Additions to properties	169.7	164.6	43.2	18.6

(1)	Costs are net of intercompany profits and are computed on an accrual basis.
(2)	Primarily includes costs to acquire and improve land for future development in North Atlanta, Georgia, and project costs of Oyster Bay.
(3)	Includes costs related to Partridge Creek and The Pier Shops (subsequent to the acquisition).
(4)	Includes costs related to the renovation at Stamford and the expansion at Twelve Oaks.
(5)	Excludes initial lease-up costs.
(6)	Amounts in this table may not add due to rounding.

For the nine months ended September 30, 2007, in addition to the costs above, we incurred our $4.1 million share of Consolidated Businesses’ and $0.9 million share of Unconsolidated Joint Ventures’ capitalized leasing costs.

The following table presents a reconciliation of the Consolidated Businesses’ capital spending shown above (on an accrual basis) to additions to properties (on a cash basis) as presented in our Consolidated Statement of Cash Flows for the nine months ended September 30, 2007:

(in millions of dollars)

Consolidated Businesses’ capital spending	169.7
Differences between cash and accrual basis	5.7
Additions to properties	175.4

Planned Capital Spending

New Centers

We are negotiating agreements regarding City Creek Center, a mixed-use project in Salt Lake City, Utah. The project is currently under construction and is scheduled to open in 2011. The retail component of the project will include approximately 300,000 square feet of tenant GLA and three department stores, including Dillard’s, Macy’s, and Nordstrom. We have been a consultant throughout the planning process for this project and are finalizing agreements to develop, manage, lease, and own the retail space under a participating lease. When we have finalized these complex agreements, we will provide the anticipated costs and returns.

In January 2007, we entered into an agreement to provide development services for a 1.2 million square foot retail and entertainment complex in Songdo International Business District, Incheon, South Korea. We are also finalizing agreements to provide management and leasing services for the retail component. The shopping complex is scheduled to open in early 2010, with construction beginning in early 2008. We have negotiated the opportunity to invest in a portion of the broader project, which will include not only retail, but other uses. We anticipate finalizing our decision on this investment in the first half of 2008.

Also in January 2007, we announced our involvement in the retail component of Macao Studio City on the Cotai Strip in Macao, which is scheduled to open in 2009. Taubman Asia has signed a term sheet to acquire a minority position in the retail component of the project and will provide development, leasing, and management services, subject to definitive agreements to be completed in 2007.

In June 2007, the Supreme Court of the State of New York (Suffolk County) affirmed that the Town of Oyster Bay had not provided a basis to deny our application to build our Oyster Bay project in Syosset, Long Island, New York. In September 2007, the Oyster Bay Town Board adopted a resolution citing its reasons for denying our application for a special use permit and submitted it to the Court. We responded with a motion asking the Court to order the town to issue the permit. We continue to be confident that it is probable we will prevail and build the mall, which has over 60% of the space committed and will be anchored by Neiman Marcus, Nordstrom, and Barney’s New York. However, if we are ultimately unsuccessful, it is anticipated that the recovery on this asset would be significantly less than our current investment. Depending on the timing of the construction and opening of the center, we anticipate spending as much as $500 million on the project and receiving a 7% minimum return. Our investment in this project as of September 30, 2007 was $139 million. With capitalized interest, storage costs, leasing, and other ongoing expenditures, we expect our investment to increase $4 million to $5 million each quarter.

Existing Centers

A lifestyle component addition to Stamford, on the site once occupied by Filene's department store, will open in November 2007. The project, which is 100% leased, will consist of a mix of signature retail and restaurant offerings, creating significantly greater visibility to the city and much needed pedestrian access to the center. In addition, we are renovating the seventh level, adding a 450-seat food court and interactive children’s play area, which is also expected to open this year. We expect the combined total cost of these projects to be about $64 million, with a 7.5% combined return.

Land

In January 2007, we acquired land for future development in North Atlanta, Georgia for $15.5 million.

The following table summarizes planned capital spending for 2007, excluding acquisitions, as well as costs related to City Creek Center, Taubman Asia projects, and other projects or expansions for which budgets have not yet been approved by the Board of Directors:

	2007 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions of dollars)
New development projects (2)	127.6	125.9
Existing centers (3)	105.6	99.1	55.1	28.7
Corporate office improvements and equipment	1.7	1.7
Total	234.9	226.7	55.1	28.7

(1)	Costs are net of intercompany profits.
(2)	Includes costs related to Partridge Creek, The Pier Shops (subsequent to the acquisition), Oyster Bay, and North Atlanta land.
(3)	Includes costs related to the renovation at Stamford and the expansion at Twelve Oaks.
(4)	Amounts in this table may not add due to rounding.

Estimates of future capital spending include only projects approved by our Board of Directors and, consequently, estimates will change as new projects are approved. Costs of potential development projects, including our exploration of development possibilities in Asia, are expensed until we conclude that it is probable that the project will reach a successful conclusion. Given the high probability of our moving forward on projects in Salt Lake City and Macao, we are capitalizing our costs. Both projects are under construction, although it may be some time before final agreements are executed because of their complexity. As of September 30, 2007, the combined capitalized costs of these projects were $1.6 million. Until these agreements are fully executed, these costs will continue to be relatively modest.

Disclosures regarding planned capital spending, including estimates regarding capital expenditures, occupancy, and returns on new developments presented above are forward-looking statements and certain significant factors could cause the actual results to differ materially, including but not limited to (1) actual results of negotiations with anchors, tenants, and contractors, (2) timing and outcome of litigation and entitlement processes, (3) changes in the scope, number, and valuation of projects, (4) cost overruns, (5) timing of expenditures, (6) financing considerations, (7) actual time to complete projects, (8) changes in economic climate, (9) competition from others attracting tenants and customers, (10) increases in operating costs, (11) timing of tenant openings, and (12) early lease terminations and bankruptcies.

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

The annual determination of our common dividends is based on anticipated Funds from Operations available after preferred dividends and our REIT taxable income, as well as assessments of annual capital spending, financing considerations, and other appropriate factors.

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

On September 6, 2007 we declared a quarterly dividend of $0.375 per common share that was paid on October 22, 2007 to shareowners of record on September 28, 2007. The Board of Directors also declared a quarterly dividend of $0.50 per share on our 8% Series G Cumulative Redeemable Preferred Stock and a quarterly dividend of $0.4765625 per share on our 7.625% Series H Cumulative Redeemable Preferred Stock, each paid on September 28, 2007 to shareholders of record on September 18, 2007.

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

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

None of TCO, our subsidiaries, or any of the joint ventures are presently involved in any material litigation, nor, to our knowledge, is any material litigation threatened against us, our subsidiaries, or any of our properties. Except for routine litigation involving present or former tenants (generally eviction or collection proceedings), substantially all litigation is covered by liability insurance.

Item 1A. Risk Factors

There were no material changes in our risk factors previously disclosed in Part I, Item 1A. of our Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

July 2007				$100,000,000

August 2007	987,180	$50.65	987,180	50,000,000

September 2007				50,000,000

Total	987,180	$50.65	987,180

All shares repurchased in the third quarter of 2007 were cancelled. For each share of stock repurchased, an equal number of Operating Partnership units were redeemed. Repurchases of common stock were financed through general corporate funds, including borrowings under existing lines of credit. Refer to “Note 7 – Equity Transactions” to our consolidated financial statements regarding repurchases of common stock under a previous program.

During the three months ended September 30, 2007, 446,000 shares of Series B Preferred Stock were converted to 30 shares of the Company's common stock due to the tender of Operating Partnership units under the Continuing Offer (see Note 9 to the consolidated financial statements). The issuances were made in private placement transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

TAUBMAN CENTERS, INC.
Date: October 30, 2007	By: /s/ Lisa A. Payne
Lisa A. Payne
Vice Chairman, Chief Financial Officer, and Director (Principal Financial Officer)