Form 10-K
period 2007-12-31
TAUBMAN CENTERS INC
filed 2008-02-27
CIK 890319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007.
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒Yes ☐No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     ☒Yes        ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):
Large Accelerated Filer    ☒      Accelerated Filer    ☐         Non-Accelerated Filer      ☐      Smaller reporting company  ☐
                                                                  (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒No

The aggregate market value of the 51,836,124 shares of Common Stock held by non-affiliates of the registrant as of June 30, 2007 was $2.6 billion, based upon the closing price $49.61 per share on the New York Stock Exchange composite tape on June 30, 2007. (For this computation, the registrant has excluded the market value of all shares of its Common Stock held by directors of the registrant and certain other shareholders; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.)  As of February 26, 2008, there were outstanding 52,624,267 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders meeting to be held in 2008 are incorporated by reference into Part III.

TAUBMAN CENTERS, INC.

PART I

Item 1. BUSINESS.

The following discussion of our business contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs concerning future events. We caution that although forward-looking statements reflect our good faith beliefs and best judgment based upon current information, these statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including those risks, uncertainties, and factors detailed from time to time in reports filed with the SEC, and in particular those set forth under “Risk Factors” in this Annual Report on Form 10-K.

The Company

Taubman Centers, Inc. (TCO) is a Michigan corporation that operates as a self-administered and self-managed real estate investment trust (REIT). The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG) is a majority-owned partnership subsidiary of TCO, which owns direct or indirect interests in all of our real estate properties. TCO is the managing general partner of the Operating Partnership. In this report, the terms "we", "us" and "our" refer to TCO, the Operating Partnership and/or the Operating Partnership's subsidiaries as the context may require.

We are engaged in the ownership, development, acquisition, disposition, and operation of regional shopping centers. Our portfolio as of December 31, 2007 included 23 urban and suburban regional and super-regional shopping centers in ten states. The Operating Partnership also owns certain regional retail shopping center development projects and more than 99% of The Taubman Company LLC (the Manager), which manages the shopping centers and provides other services to the Operating Partnership and to us. See the table on pages 14 and 15 of this report for information regarding the centers.

Taubman Properties Asia, LLC and its subsidiaries (Taubman Asia), which is the platform for our expansion into the Asia-Pacific region, is headquartered in Hong Kong and is engaged in projects that leverage our strong retail planning, design, and operational capabilities.

We are a REIT, under the Internal Revenue Code of 1986, as amended (the Code). In order to satisfy the provisions of the Code applicable to REITs, we must distribute to our shareowners at least 90% of our REIT taxable income prior to net capital gains and meet certain other requirements. The Operating Partnership's partnership agreement provides that the Operating Partnership will distribute, at a minimum, sufficient amounts to its partners such that our pro rata share will enable us to pay shareowner dividends (including capital gains dividends that may be required upon the Operating Partnership's sale of an asset) that will satisfy the REIT provisions of the Code.

Recent Developments

For a discussion of business developments that occurred in 2007, see "Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)."

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

Business of the Company

We are engaged in the ownership, management, leasing, acquisition, disposition, development, and expansion of regional shopping centers.

The centers:

•
are strategically located in major metropolitan areas, many in communities that are among the most affluent in the country, including Atlantic City, Charlotte, Dallas, Denver, Detroit, Los Angeles, Miami, New York City, Orlando, Phoenix, San Francisco, Tampa, and Washington, D.C.;

•
range in size between 242,000 and 1.6 million square feet of GLA and between 197,000 and 644,000 square feet of Mall GLA. The smallest center has approximately 60 stores, and the largest has over 200 stores. Of the 23 centers, 18 are super-regional shopping centers;

•	have approximately 3,000 stores operated by their mall tenants under approximately 1,000 trade names;

•	have 66 anchors, operating under 15 trade names;

•
lease over 90% of Mall GLA to national chains, including subsidiaries or divisions of The Gap (Gap, Gap Kids, Banana Republic, Old Navy, and others), Forever 21 (Forever 21, For Love 21, XXI Forever, and others), and The Limited Brands (Bath & Body Works, Victoria's Secret, and others); and

•
are among the most productive (measured by mall tenants' average sales per square foot) in the United States. In 2007, mall tenants reported average sales per square foot of $555, which is significantly greater than the average for all regional shopping centers owned by public companies.

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

Our portfolio is concentrated in highly productive super-regional shopping centers. Of our 23 centers, 21 had annual rent rolls at December 31, 2007 of over $10 million. We believe that this level of productivity is indicative of the centers' strong competitive positions and is, in significant part, attributable to our business strategy and philosophy. We believe that large shopping centers (including regional and especially super-regional shopping centers) are the least susceptible to direct competition because (among other reasons) anchors and large specialty retail stores do not find it economically attractive to open additional stores in the immediate vicinity of an existing location for fear of competing with themselves. In addition to the advantage of size, we believe that the centers' success can be attributed in part to their other physical characteristics, such as design, layout, and amenities.

Business Strategy And Philosophy

We believe that the regional shopping center business is not simply a real estate development business, but rather an operating business in which a retailing approach to the on-going management and leasing of the centers is essential. Thus we:

•	offer retailers a location where they can maximize their profitability;

•	offer a large, diverse selection of retail stores in each center to give customers a broad selection of consumer goods and variety of price ranges;

•	endeavor to increase overall mall tenants' sales by leasing space to a constantly changing mix of tenants, thereby increasing achievable rents;

•
seek to anticipate trends in the retailing industry and emphasize ongoing introductions of new retail concepts into our centers. Due in part to this strategy, a number of successful retail trade names have opened their first mall stores in the centers. In addition, we have brought to the centers "new to the market" retailers. We believe that the execution of this leasing strategy is an important element in building and maintaining customer loyalty and increasing mall productivity; and

•
provide innovative initiatives that utilize technology and the Internet to heighten the shopping experience, build customer loyalty and increase tenant sales. Our Taubman Center website program connects shoppers and retailers through an interactive content-driven website. We also offer our shoppers a robust direct email program, which allows them to receive, each week, information featuring what’s on sale and what’s new at the stores they select.

The centers compete for retail consumer spending through diverse, in-depth presentations of predominantly fashion merchandise in an environment intended to facilitate customer shopping. While the majority of our centers include stores that target high-end, upscale customers, each center is individually merchandised in light of the demographics of its potential customers within convenient driving distance.

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

In 2005, we began a new leasing strategy that offers our tenants the option to pay a fixed charge or pay their share of common area maintenance (CAM) costs. This strategy has been positive for tenant relations, as it has allowed the retailer to decide whether fixed CAM or traditional net CAM works best for them. Our research suggests this approach is unique in the industry; the retailer can choose greater predictability for a modest premium in the fixed CAM option. From a financial perspective, our analysis shows the premium will balance our additional risk. As tenants sign up for the fixed CAM option, over time there will be significantly less matching of CAM income with CAM expenditures, which can vary considerably from period to period. Approximately 25% of leases in our portfolio as of December 31, 2007 have fixed CAM provisions.

Potential For Growth

Our principal objective is to enhance shareowner value. We seek to maximize the financial results of our core assets, while also pursuing a growth strategy that primarily includes an active new center development program.

Internal Growth

We expect that the majority of our future growth will come from our existing core portfolio and business.We’ve always had a culture of intensively managing our assets and maximizing the rents from tenants,and we are committed to continue such efforts to drive even better performance.

Our core business strategy is to maintain a portfolio of properties that deliver above-market profitable growth by providing targeted retailers with the best opportunity to do business in each market and targeted shoppers with the best local shopping experience for their needs.

New Centers

We are pursuing an active program of regional shopping center development. We believe that we have the expertise to develop economically attractive regional shopping centers through intensive analysis of local retail opportunities. We believe that the development of new centers is an important use of our capital and an area in which we excel. At any time, we have numerous potential development projects in various stages. Our objective is to invest $150 million to $200 million per year on average in new projects in both the U.S. and Asia.

The Mall at Partridge Creek (Partridge Creek) opened on October 18, 2007 in Clinton Township, Michigan. The 0.6 million square foot center is anchored by Nordstrom (opening April 2008), Parisian, and MJR Theatres.

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

In 2007, we completed agreements to provide management, leasing, and development services for a 1.1 million square foot retail and entertainment complex in Songdo, Incheon, South Korea. We have also negotiated the opportunity to invest, at our option, in a portion of the broader project, which will include not only retail, but other uses.

In February 2008, we announced that Taubman Asia is acquiring a 25% interest in The Mall at Studio City, the retail component of Macao Studio City, a major mixed-use project, which has begun construction on the Cotai Strip in Macao, China. In addition, Taubman Asia entered into long-term agreements to perform development, management and leasing services for the shopping center.

We are finalizing agreements regarding City Creek Center, a mixed-use project in Salt Lake City, Utah. The 0.8 million square foot retail component of the project is now expected to open in late 2011 and will include Macy’s and Nordstrom as anchors.

In 2007, the Supreme Court of the State of New York (Suffolk County) affirmed that the Town of Oyster Bay had not provided a basis to deny our application to build our Oyster Bay project in Syosset, Long Island, New York. We continue to be confident that it is probable we will prevail and build the mall, which will be anchored by Neiman Marcus, Nordstrom, and Barneys New York.

See “MD&A – Liquidity and Capital Resources – Planned Capital Spending” regarding additional information on the Songdo, Macao, City Creek Center, and Oyster Bay projects.

Our policies with respect to development activities are designed to reduce the risks associated with development. We generally do not intend to acquire land early in the development process. Instead, we generally acquire options on land or form partnerships with landholders holding potentially attractive development sites. We typically exercise the options only once we are prepared to begin construction. The pre-construction phase for a regional center typically extends over several years and the time to obtain anchor commitments, zoning and regulatory approvals, and public financing arrangements can vary significantly from project to project. In addition, we do not intend to begin construction until a sufficient number of anchor stores have agreed to operate in the shopping center, such that we are confident that the projected tenant sales and rents from Mall GLA are sufficient to earn a return on invested capital in excess of our cost of capital. Having historically followed these principles, our experience indicates that, on average, less than 10% of the costs of the development of a regional shopping center will be incurred prior to the construction period. However, no assurance can be given that we will continue to be able to so limit pre-construction costs. Unexpected costs due to extended zoning and regulatory processes may cause our investment in a project to exceed this historic experience.

While we will continue to evaluate development projects using criteria, including financial criteria for rates of return, similar to those employed in the past, no assurances can be given that the adherence to these policies will produce comparable results in the future. In addition, the costs of shopping center development opportunities that are explored but ultimately abandoned will, to some extent, diminish the overall return on development projects. See "MD&A - Liquidity and Capital Resources - Capital Spending" for further discussion of our development activities.

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

A lifestyle component addition to Stamford Town Center (Stamford), on the site once occupied by Filene’s Department store, opened in November 2007. The project consists of a mix of signature retail and restaurant offerings, creating significantly greater visibility to the city and much needed pedestrian access to the center. In addition, we renovated the seventh level in 2007, adding a 450-seat food court and interactive children’s play area. The food court tenants began opening in early 2008.

Construction was completed on an expansion and renovation of tenant space at Waterside Shops at Pelican Bay (Waterside) in 2006. In addition, Nordstrom will join the center as an anchor in November 2008 and an expansion and full renovation of the current anchor, Saks Fifth Avenue, is expected to be completed in the second half of 2008.

The following table includes information regarding recent development, acquisition, and expansion and renovation activities that have been completed:

Developments:

Completion Date	Center	Location
October 2007	The Mall at Partridge Creek	Clinton Township, Michigan
June 2006 (1)	The Pier Shops at Caesars	Atlantic City, New Jersey
September 2005	Northlake Mall	Charlotte, North Carolina

Acquisitions:

Completion Date	Center	Location
April 2007	The Pier Shops at Caesars (2) - additional interest	Atlantic City, New Jersey
October 2006	Land under Sunvalley	Concord, California

Expansions and Renovations:

Completion Date	Center	Location
November 2007	Stamford Town Center	Stamford, Connecticut
September 2007	Twelve Oaks Mall	Novi, Michigan
September 2006	Waterside Shops at Pelican Bay	Naples, Florida

(1)	Began opening in phases.
(2)	In April 2007, the Company increased its ownership of The Pier Shops to 77.5%.

Rental Rates

As leases have expired in the centers, we have generally been able to rent the available space, either to the existing tenant or a new tenant, at rental rates that are higher than those of the expired leases. In periods of increasing sales, such as those we have experienced over the last five years, rents on new leases will generally tend to rise as tenants' expectations of future growth become more optimistic. In periods of slower growth or declining sales, rents on new leases will grow more slowly or will decline for the opposite reason. However, center revenues nevertheless increase as older leases roll over or are terminated early and replaced with new leases negotiated at current rental rates that are usually higher than the average rates for existing leases.

The following tables contain certain information regarding per square foot minimum rent in our Consolidated Businesses and Unconsolidated Joint Ventures at the comparable centers (centers that had been owned and open for the current and preceding year):

	2007	2006	2005	2004	2003
Average rent per square foot:
Consolidated Businesses	$43.54	$42.77	$41.41	$40.98	$40.06
Unconsolidated Joint Ventures	41.42	41.03	42.28	42.09	42.75
Opening base rent per square foot:
Consolidated Businesses	$53.35	$41.25	$42.38	$44.35	$43.41
Unconsolidated Joint Ventures	47.49	42.98	44.90	44.67	40.06
Square feet of GLA opened:
Consolidated Businesses	885,982	1,007,419	682,305	688,020	512,105
Unconsolidated Joint Ventures	383,880	306,461	400,477	337,679	498,950
Closing base rent per square foot:
Consolidated Businesses	$45.39	$39.57	$40.59	$44.54	$40.80
Unconsolidated Joint Ventures	48.64	42.49	44.26	51.40	41.28
Square feet of GLA closed:
Consolidated Businesses	807,889	911,986	650,701	499,098	628,626
Unconsolidated Joint Ventures	343,764	246,704	366,932	280,393	470,143
Releasing spread per square foot:
Consolidated Businesses	$7.96	$1.68	$1.79	$(0.19)	$2.61
Unconsolidated Joint Ventures	(1.15)	0.49	0.64	(6.73)	(1.22)

The spread between opening and closing rents may not be indicative of future periods, as this statistic is not computed on comparable tenant spaces, and can vary significantly from period to period depending on the total amount, location, and average size of tenant space opening and closing in the period. See “MD&A – Rental Rates and Occupancy” for further discussion.

Lease Expirations

The following table shows scheduled lease expirations for mall tenants based on information available as of December 31, 2007 for the next ten years for all owned centers in operation at that date:

Lease Expiration Year	Number of Leases Expiring	Leased Area in Square Footage	Annualized Base Rent Under Expiring Leases (in thousands of dollars)	Annualized Base Rent Under Expiring Leases Per Square Foot	Percent of Total Leased Square Footage Represented by Expiring Leases
2008 (1)	149	436,725	15,093	$34.50	3.7%
2009	302	844,641	32,434	38.40	7.1
2010	244	695,405	30,534	43.91	5.8
2011	431	1,334,890	53,120	39.79	11.2
2012	313	1,333,029	53,827	40.38	11.2
2013	313	1,361,513	49,365	36.26	11.4
2014	223	729,449	29,792	40.84	6.1
2015	263	983,834	38,557	39.19	8.3
2016	302	1,097,452	43,116	39.29	9.2
2017	344	1,386,405	58,885	42.47	11.6

(1)	Excludes leases that expire in 2008 for which renewal leases or leases with replacement tenants have been executed as of December 31, 2007.

We believe that the information in the table is not necessarily indicative of what will occur in the future because of several factors, but principally because of early lease terminations at the centers. For example, the average remaining term of the leases that were terminated during the period 2002 to 2007 was approximately two years. The average term of leases signed during 2007 and 2006 was approximately eight years.

In addition, mall tenants at the centers may seek the protection of the bankruptcy laws, which could result in the termination of such tenants' leases and thus cause a reduction in cash flow. In 2007, 0.5% of leases were tenants that filed for bankruptcy during this period compared to 1.0% in 2006. This statistic has ranged from 0.4% to 4.5% since we went public in 1992. Since 1991, the annual provision for losses on accounts receivable has been less than 2% of annual revenues.

Occupancy

Occupancy statistics include value center anchors. The statistics for comparable centers exclude Waterside due to the renovation and expansion in 2006, The Pier Shops which began opening in phases in 2006, and the opening of Partridge Creek in October 2007.

	2007	2006	2005
All Centers:
Leased space	93.8%	92.5%	91.7%
Ending occupancy	91.1	91.3	90.0
Average occupancy	90.0	89.2	88.9

Comparable Centers:
Leased space	93.7%	92.4%	91.5%
Ending occupancy	91.4	91.3	90.2
Average occupancy	90.2	89.1	89.1

Major Tenants

No single retail company represents 10% or more of our Mall GLA or revenues. The combined operations of The Gap, Inc. accounted for less than 4% of Mall GLA as of December 31, 2007 and less than 3% of 2007 minimum rent. No other single retail company accounted for more than 3% of Mall GLA as of December 31, 2007 or 2% of 2007 minimum rent.

The following table shows the ten largest tenants and their square footage as of December 31, 2007:

Tenant	# of Stores	Square Footage	% of Mall GLA
The Gap (Gap, Gap Kids, Banana Republic, Old Navy, and others)	45	383,559	3.5%
Forever 21 (Forever 21, For Love 21, XXI Forever, and others)	30	301,098	2.8
Limited Brands (Bath & Body Works/White Barn Candle, Pink, Victoria's Secret, and others)	43	275,782	2.5
Abercrombie & Fitch (Abercrombie & Fitch, Hollister, Ruehl, and others)	37	270,223	2.5
Foot Locker (Foot Locker, Lady Foot Locker, Champs Sports, Foot Action USA, and others)	44	224,565	2.1
Ann Taylor (Ann Taylor, Ann Taylor Loft, and others)	34	196,249	1.8
Williams-Sonoma (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, and others)	25	189,333	1.7
Talbots (Talbots, J. Jill, Talbots Woman, Talbots Petites)	33	188,965	1.7
Express (Express, Express Men)	18	163,230	1.5
H&M	9	160,230	1.5

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

Personnel

We have engaged the Manager to provide real estate management, acquisition, development, leasing, and administrative services required by us and our properties in the United States. Taubman Asia Management Limited (TAM) provides similar services for Taubman Asia .

As of December 31, 2007, the Manager and TAM had 627 full-time employees. The following table provides a breakdown of employees by operational areas as of December 31, 2007:

Number of Employees
Center Operations	228
Property Management	149
Financial Services	66
Leasing and Tenant Coordination	37
Development	72
Other	75
Total	627

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

Item 1A. RISK FACTORS.

The economic performance and value of our shopping centers are dependent on many factors.

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

We are in a competitive business.

There are numerous shopping facilities that compete with our properties in attracting retailers to lease space. In addition, retailers at our properties face continued competition from discount shopping centers, lifestyle centers, outlet malls, wholesale and discount shopping clubs, direct mail, telemarketing, television shopping networks and shopping via the Internet. Competition of this type could adversely affect our revenues and cash available for distribution to shareowners.

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

In 2007, Congress extended the expiration date of TRIA by seven years to December 31, 2014. There are specific provisions in our loans that address terrorism insurance. Simply stated, in most loans, we are obligated to maintain terrorism insurance, but there are limits on the amounts we are required to spend to obtain such coverage. If a terrorist event occurs, the cost of terrorism insurance coverage would be likely to increase which could result in our having less coverage than we have currently. Our inability to obtain such coverage or to do so only at greatly increased costs may also negatively impact the availability and cost of future financings.

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

Some of our shopping centers are partially owned by non-affiliated partners through joint venture arrangements. As a result, we do not control all decisions regarding those shopping centers and may be required to take actions that are in the interest of the joint venture partners but not our best interests. Accordingly, we may not be able to favorably resolve any issues that arise with respect to such decisions, or we may have to provide financial or other inducements to our joint venture partners to obtain such resolution.

For joint ventures that we do not manage, we do not control decisions as to the design or operation of internal controls over accounting and financial reporting, including those relating to maintenance of accounting records, authorization of receipts and disbursements, selection and application of accounting policies, reviews of period-end financial reporting, and safeguarding of assets. Therefore, we are exposed to increased risk that such controls may not be designed or operating effectively, which could ultimately affect the accuracy of financial information related to these joint ventures as prepared by our joint venture partners.

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

We may be limited in our ability to vary our portfolio in response to changes in economic, market, or other conditions by restrictions on transfer imposed by our partners or lenders. In addition, under TRG’s partnership agreement, upon the sale of a center or TRG’s interest in a center, TRG may be required to distribute to its partners all of the cash proceeds received by TRG from such sale. If TRG made such a distribution, the sale proceeds would not be available to finance TRG’s activities, and the sale of a center may result in a decrease in funds generated by continuing operations and in distributions to TRG’s partners, including us.

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

We are engaged in development and service activities, have entered into an agreement to invest in a retail project in Macao, and are evaluating other investment opportunities in international markets. These activities are subject to risks that may reduce our financial return. In addition to the general risks related to development and acquisition activities described in the preceding section, our international activities are subject to unique risks, including:

•	adverse effects of changes in exchange rates for foreign currencies;

•	changes in foreign political environments;

•	difficulties of complying with a wide variety of foreign laws including laws affecting corporate governance, operations, taxes, and litigation;

•	changes in and/or difficulties in complying with applicable laws and regulations in the United States that affect foreign operations, including the Foreign Corrupt Practices Act;

•	difficulties in managing international operations, including difficulties that arise from ambiguities in contracts written in foreign languages; and

•	obstacles to the repatriation of earnings and cash.

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

We may not be able to maintain our status as a REIT for federal income tax purposes with the result that the income distributed to shareowners would not be deductible in computing taxable income and instead would be subject to tax at regular corporate rates. We may also be subject to the alternative minimum tax if we fail to maintain our status as a REIT. Any such corporate tax liability would be substantial and would reduce the amount of cash available for distribution to our shareowners which, in turn, could have a material adverse impact on the value of, or trading price for, our shares. Although we believe we are organized and operate in a manner to maintain our REIT qualification, many of the REIT requirements of the Internal Revenue Code of 1986, as amended (the Code), are very complex and have limited judicial or administrative interpretations. Changes in tax laws or regulations or new administrative interpretations and court decisions may also affect our ability to maintain REIT status in the future. If we do not maintain our REIT status in any year, we may be unable to elect to be treated as a REIT for the next four taxable years.

Although we currently intend to maintain our status as a REIT, future economic, market, legal, tax, or other considerations may cause us to determine that it would be in our and our shareowners’ best interests to revoke our REIT election. If we revoke our REIT election, we will not be able to elect REIT status for the next four taxable years.

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

In addition, any net taxable income earned directly by our taxable REIT subsidiaries will be subject to federal and state corporate income tax. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct certain interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by the taxable REIT subsidiaries if the economic arrangements between the REIT, the REIT’s tenants, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. Finally, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to federal income tax on that income, because not all states and localities follow the federal income tax treatment of REITs. To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for distributions to our shareowners.

The lower tax rate on certain dividends from non-REIT “C” corporations may cause investors to prefer to hold stock in non-REIT “C” corporations.

Whereas corporate dividends have traditionally been taxed at ordinary income rates, the maximum tax rate on certain corporate dividends received by individuals through December 31, 2010, has been reduced from 35% to 15%. This change has reduced substantially the so-called “double taxation” (that is, taxation at both the corporate and shareowner levels) that had generally applied to non-REIT “C” corporations but did not apply to REITs. Generally, dividends from REITs do not qualify for the dividend tax reduction because REITs generally do not pay corporate-level tax on income that they distribute currently to shareowners. REIT dividends are only eligible for the lower capital gains rates in limited circumstances in which the dividends are attributable to income, such as dividends from a taxable REIT subsidiary, that has been subject to corporate-level tax. The application of capital gains rates to non-REIT “C” corporation dividends could cause individual investors to view stock in non-REIT “C” corporations as more attractive than shares in REITs, which may negatively affect the value of our shares.

Our ownership limitations and other provisions of our articles of incorporation and bylaws may hinder any attempt to acquire us.

The general limitations on ownership of our capital stock and other provisions of our articles of incorporation and bylaws could have the effect of discouraging offers to acquire us and of inhibiting a change in control, which could adversely affect our shareowners’ ability to receive a premium for their shares in connection with such a transaction.

Members of the Taubman family have the power to vote a significant number of the shares of our capital stock entitled to vote.

Based on information contained in filings made with the SEC, as of December 31, 2007, A. Alfred Taubman and the members of his family have the power to vote approximately 32% of the outstanding shares of our common stock and our Series B preferred stock, considered together as a single class, and approximately 91% of our outstanding Series B preferred stock. Our shares of common stock and our Series B preferred stock vote together as a single class on all matters generally submitted to a vote of our shareowners, and the holders of the Series B preferred stock have certain rights to nominate up to four individuals for election to our board of directors and other class voting rights. Mr. Taubman’s sons, Robert S. Taubman and William S. Taubman, serve as our Chairman of the Board, President and Chief Executive Officer, and our Chief Operating Officer, respectively. These individuals occupy the same positions with The Taubman Company, LLC, which manages our properties. As a result, Mr. A. Alfred Taubman and the members of his family may exercise significant influence with respect to the election of our board of directors, the outcome of any corporate transaction or other matter submitted to our shareowners for approval, including any merger, consolidation or sale of all or substantially all of our assets. In addition, because our articles of incorporation impose a limitation on the ownership of our outstanding capital stock by any person and such ownership limitation may not be changed without the affirmative vote of holders owning not less than two-thirds of the outstanding shares of capital stock entitled to vote on such matter, Mr. A. Alfred Taubman and the members of his family, as a practical matter, have the power to prevent a change in control of our company.

Our ability to pay dividends on our stock may be limited.

Because we conduct all of our operations through TRG or its subsidiaries, our ability to pay dividends on our stock will depend almost entirely on payments and dividends received on our interests in TRG. Additionally, the terms of some of the debt to which TRG is a party limits its ability to make some types of payments and other dividends to us. This in turn limits our ability to make some types of payments, including payment of dividends on our stock, unless we meet certain financial tests or such payments or dividends are required to maintain our qualification as a REIT. As a result, if we are unable to meet the applicable financial tests, we may not be able to pay dividends on our stock in one or more periods beyond what is required for REIT purposes.

Our ability to pay dividends is further limited by the requirements of Michigan law.

Our ability to pay dividends on our stock is further limited by the laws of Michigan. Under the Michigan Business Corporation Act, a Michigan corporation may not make a distribution if, after giving effect to the distribution, the corporation would not be able to pay its debts as the debts become due in the usual course of business, or the corporation’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the corporation were dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareowners whose preferential rights are superior to those receiving the distribution. Accordingly, we may not make a distribution on our stock if, after giving effect to the distribution, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of the holders of any shares of our preferred stock then outstanding.

We may incur additional indebtedness, which may harm our financial position and cash flow and potentially impact our ability to pay dividends on our stock.

Our governing documents do not limit us from incurring additional indebtedness and other liabilities. As of December 31, 2007, we had approximately $2.7 billion of consolidated indebtedness outstanding, and our beneficial interest in both our consolidated debt and the debt of our unconsolidated joint ventures was $2.9 billion. We may incur additional indebtedness and become more highly leveraged, which could harm our financial position and potentially limit our cash available to pay dividends.

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

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2. PROPERTIES.

Ownership

The following table sets forth certain information about each of the centers. The table includes only centers in operation at December 31, 2007. Centers are owned in fee other than Beverly Center (Beverly), Cherry Creek Shopping Center (Cherry Creek), International Plaza, MacArthur Center, and The Pier Shops which are held under ground leases expiring between 2049 and 2083. We lease and have an option to purchase additional interests in Partridge Creek from a third party investor although we own the land on which the shopping center is built. See “MD&A – Liquidity and Capital Resources – Contractual Obligations – The Mall at Partridge Creek Contractual Obligations” for further discussion of this agreement.

Certain of the centers are partially owned through joint ventures. Generally, our joint venture partners have ongoing rights with regard to the disposition of our interest in the joint ventures, as well as the approval of certain major matters.

Center	Anchors	Sq. Ft of GLA/Mall GLA as of 12/31/07		Year Opened/ Expanded	Year Acquired	Ownership % as of 12/31/07
Consolidated Businesses:

Beverly Center	Bloomingdales, Macy’s	883,000		1982		100%
Los Angeles, CA		575,000

Cherry Creek Shopping Center	Macy’s, Neiman Marcus, Nordstrom, Saks Fifth Avenue	1,037,000		1990/1998		50%
Denver, CO		546,000

Dolphin Mall	Bass Pro Shops Outdoor World, Burlington Coat Factory,	1,408,000		2001/2007		100%
Miami, FL	Cobb Theatres, Dave & Busters, Marshalls, Neiman	644,000
	Marcus-Last Call, Off 5th Saks, The Sports Authority

Fairlane Town Center	JCPenney, Macy’s, Sears	1,465,000	(1)	1976/1978/		100%
Dearborn, MI		575,000		1980/2000
(Detroit Metropolitan Area)

Great Lakes Crossing	AMC Theaters, Bass Pro Shops Outdoor World, Circuit City,	1,353,000		1998		100%
Auburn Hills, MI	GameWorks, Neiman Marcus-Last Call, Off 5th Saks	536,000
(Detroit Metropolitan Area)

International Plaza	Dillard’s, Neiman Marcus, Nordstrom, Robb & Stucky	1,193,000		2001		50%
Tampa, FL		572,000

MacArthur Center	Dillard’s, Nordstrom	935,000		1999		95%
Norfolk, VA		521,000

Northlake Mall	Belk, Dick’s Sporting Goods, Dillard’s, Macy’s	1,071,000		2005		100%
Charlotte, NC		466,000

The Mall at Partridge Creek	MJR Theatres, Nordstrom (2008), Parisian	474,000	(2)	2007		(3)
Clinton Township, Michigan		299,000
(Detroit Metropolitan Area)

The Pier Shops at Caesars (4)		303,000		2006		78%
Atlantic City, NJ		303,000

Regency Square	JCPenney, Macy’s (two locations), Sears	820,000		1975/1987	1997	100%
Richmond, VA		233,000

The Mall at Short Hills	Bloomingdale’s, Macy’s, Neiman Marcus, Nordstrom, Saks	1,340,000		1980/1994/		100%
Short Hills, NJ	Fifth Avenue	518,000		1995

Stony Point Fashion Park	Dick’s Sporting Goods, Dillard’s, Saks Fifth Avenue	662,000		2003		100%
Richmond, VA		296,000

Twelve Oaks Mall	JCPenney, Lord & Taylor, Macy’s, Nordstrom, Sears	1,454,000	(5)	1977/1978/		100%
Novi, MI		549,000		2007
(Detroit Metropolitan Area)

The Mall at Wellington Green	City Furniture and Ashley Furniture Home Store, Dillard’s,	1,273,000		2001/2003		90%
Wellington, FL	JCPenney, Macy’s, Nordstrom	460,000
(Palm Beach County)

The Shops at Willow Bend	Dillard’s, Macy’s, Neiman Marcus, Saks Fifth Avenue	1,381,000	(6)	2001/2004		100%
Plano, TX		523,000
(Dallas Metropolitan Area)
	Total GLA	17,052,000
	Total Mall GLA	7,616,000
	TRG% of Total GLA	15,696,000
	TRG% of Total Mall GLA	6,918,000

Center	Anchors	Sq. Ft of GLA/Mall GLA as of 12/31/07		Year Opened/ Expanded	Year Acquired	Ownership % as of 12/31/07
Unconsolidated Joint Ventures:

Arizona Mills	GameWorks, Harkins Cinemas, JCPenney Outlet, Neiman	1,222,000		1997		50%
Tempe, AZ	Marcus-Last Call, Off 5th Saks	535,000
(Phoenix Metropolitan Area)

Fair Oaks	JCPenney, Lord & Taylor, Macy’s (two locations), Sears	1,569,000		1980/1987/		50%
Fairfax, VA		565,000		1988/2000
(Washington, DC Metropolitan Area)

The Mall at Millenia	Bloomingdale’s, Macy’s, Neiman Marcus	1,115,000		2002		50%
Orlando, FL		515,000

Stamford Town Center	Macy’s, Saks Fifth Avenue	768,000		1982/2007		50%
Stamford, CT		445,000

Sunvalley	JCPenney, Macy’s (two locations), Sears	1,327,000		1967/1981	2002	50%
Concord, CA		487,000
(San Francisco Metropolitan Area)

Waterside Shops at Pelican Bay	Nordstrom (2008), Saks Fifth Avenue	242,000	(7)	1992/2006/	2003	25%
Naples, FL		197,000		2007

Westfarms	JCPenney, Lord & Taylor, Macy’s, Macy’s Men’s Store/	1,289,000		1974/1983/		79%
West Hartford, CT	Furniture Gallery, Nordstrom	519,000		1997

	Total GLA	7,532,000
	Total Mall GLA	3,263,000
	TRG% of Total GLA	4,079,000
	TRG% of Total Mall GLA	1,733,000

	Grand Total GLA	24,584,000
	Grand Total Mall GLA	10,879,000
	TRG% of Total GLA	19,775,000
	TRG% of Total Mall GLA	8,651,000

(1)
GLA includes the former Lord & Taylor which closed on June 24, 2006. Additionally, the GLA includes the former Off 5th Saks store which closed December 31, 2007 making room for a 25,000 square foot dining/entertainment wing anticipated to open by fall 2008.

(2)	GLA will total 0.6 million square feet upon opening of Nordstrom and additional tenant space.
(3)	We receive substantially all of the center’s income under a lease structure, which also gives us the option to acquire the lessor’s interests in the center.
(4)	The center is attached to Caesars casino integrated resort.
(5)	In addition to the Nordstrom addition, 97,000 square feet of additional store space opened in September 2007. An expansion and renovation of Macy’s is expected to open in spring 2008.
(6)	GLA includes the former Lord & Taylor store, which closed on April 30, 2005.
(7)	An expansion and renovation of Saks Fifth Avenue is expected to be completed in the second half of 2008.

Anchors

The following table summarizes certain information regarding the anchors at the operating centers (excluding the value centers) as of December 31, 2007:

Name	Number of Anchor Stores	12/31/07 GLA (in thousands of square feet)	% of GLA
Belk	1	180	0.9%

City Furniture and Ashley Furniture Home Store	1	140	0.7%

Dick’s Sporting Goods	2	159	0.8%

Dillard’s	6	1,335	6.6%

JCPenney	7	1,266	6.2%

Lord & Taylor	3	397	2.0%

Macy’s
Bloomingdale’s	3	614
Macy’s	17	3,394
Macy’s Men’s Store/Furniture Gallery	1	80
Total	21	4,088	20.1%

Neiman Marcus (1)	5	556	2.7%

Nordstrom (2)	7	1,101	5.4%

Parisian	1	116	0.6%

Robb & Stucky	1	119	0.6%

Saks (3)	6	467	2.3%

Sears	5	1,104	5.4%

Total	66	11,028	54.3	% (4)

(1)	Excludes three Neiman Marcus-Last Call stores at value centers.
(2)	Nordstrom opened at Twelve Oaks in September 2007, and opened at Cherry Creek in October 2007. In addition, Nordstrom will open at Waterside and Partridge Creek in 2008.
(3)	Excludes three Off 5th Saks stores at value centers.
(4)	Percentages in table may not add due to rounding.

Mortgage Debt

 The following table sets forth certain information regarding the mortgages encumbering the centers as of December 31, 2007. All mortgage debt in the table below is nonrecourse to the Operating Partnership except for debt encumbering Dolphin Mall (Dolphin), Fairlane Town Center (Fairlane), and Twelve Oaks. The Operating Partnership has guaranteed the payment of all or a portion of the principal and interest on the mortgage debt of these centers. See "MD&A - Liquidity and Capital Resources - Loan Commitments and Guarantees".

Centers Consolidated in TCO’s Financial Statements	Stated Interest Rate		Principal Balance as of 12/31/07 (thousands of dollars)		Annual Debt Service (thousands of dollars)		Maturity Date		Balance Due on Maturity (thousands of dollars)	Earliest Prepayment Date
Beverly Center	5.28%		338,779		23,101	(1)	02/11/14		303,277	30 Days Notice	(2)
Cherry Creek Shopping Center (50%)	5.24%		280,000		Interest Only		06/08/16		280,000	08/18/08	(2)
Dolphin Mall	LIBOR+0.70%		139,000	(3)	Interest Only		02/14/11	(4)	139,000	2 Days Notice	(5)
Fairlane Town Center	LIBOR+0.70%		80,000	(3)	Interest Only		02/14/11	(4)	80,000	2 Days Notice	(5)
Great Lakes Crossing	5.25%		140,449		10,006	(1)	03/11/13		125,507	30 Days Notice	(2)
International Plaza (50.1%)	4.21%	(6)	175,150	(6)	11,274	(1)	01/08/08	(6)	175,150	30 Days Notice
MacArthur Center (95%)	7.59%	(7)	135,349	(7)	12,400	(1)	10/01/10		126,884	30 Days Notice	(2)
Northlake Mall	5.41%		215,500		Interest Only		02/06/16		215,500	3/23/08	(8)
The Mall at Partridge Creek	LIBOR+1.15%		62,126		Interest Only		09/07/10		62,126	3 Days Notice	(5)
The Pier Shops at Caesars (77.5%)	6.01%		135,000		Interest Only		05/11/17		135,000	4/13/2011	(9)
Regency Square	6.75%		76,591		6,421	(1)	11/01/11		71,569	60 Days Notice	(10)
The Mall at Short Hills	5.47%		540,000		Interest Only		12/14/15		540,000	01/01/11	(11)
Stony Point Fashion Park	6.24%		110,411		8,488	(1)	06/01/14		98,585	30 Days Notice	(8)
Twelve Oaks Mall	LIBOR+0.70%		60,000	(3)	Interest Only		02/14/11	(4)	60,000	2 Days Notice	(5)
The Mall at Wellington Green (90%)	5.44%		200,000		Interest Only		05/06/15		200,000	30 Days Notice	(8)

Other Consolidated Secured Debt
TRG Credit Facility	Variable Bank Rate	(12)	12,045		Interest Only		02/14/09		12,045	At Any Time	(5)

Centers Owned by Unconsolidated Joint Ventures/TRG’s % Ownership
Arizona Mills (50%)	7.90%		136,016		12,728	(1)	10/05/10		130,419	30 Days Notice	(2)
Fair Oaks (50%)	6.60%		140,000		Interest Only		04/01/08		140,000	30 Days Notice	(5)
The Mall at Millenia (50%)	5.46%		210,000		Interest Only	(13)	04/09/13		195,255	30 Days Notice	(2)
Sunvalley (50%)	5.67%		125,880		9,372	(1)	11/01/12		114,056	30 Days Notice	(2)
Taubman Land Associates (50%)	LIBOR+0.90%	(14)	30,000		Interest Only		11/01/12		30,000	At Any Time	(5)
Waterside Shops at Pelican Bay (25%)	5.54%		165,000		Interest Only		10/07/16		165,000	11/10/08	(10)
Westfarms (79%)	6.10%		195,441		15,272	(1)	07/11/12		179,028	30 Days Notice	(2)

(1)	Amortizing principal based on 30 years.
(2)	No defeasance deposit required if paid within three months of maturity date.
(3)	Subfacility in $550 million revolving line of credit. Facility may be increased to $650 million subject to available lender commitments and additional secured collateral.
(4)	The maturity date may be extended one year.
(5)	Prepayment can be made without penalty.
(6)
The entity that owns International Plaza has entered into a three-year swap starting 1/08/08 to hedge the $325 million refinancing of International Plaza, which closed 1/08/08. The $325 million debt is swapped to an all-in rate of 5.375% until initial maturity. The new loan has a 3-year term with 2 one-year extension options and is interest-only except during the second one-year extension (if elected).

(7)	Debt includes $2.1 million of purchase accounting premium from acquisition, which reduces the stated rate on the debt of 7.59% to an effective rate of 6.90%.
(8)	No defeasance deposit required if paid within four months of maturity date.
(9)	Loan may be defeased earlier of 2 years from the date the final note is securitized or 4/13/11.
(10)	No defeasance deposit required if paid within six months of maturity date.
(11)
Debt may be prepaid with a prepayment penalty equal to greater of yield maintenance or 1% of principal prepaid. No prepayment penalty is due if prepaid within three months of maturity date. 30 days notice required.

(12)	The facility is a $40 million line of credit and is secured by an indirect interest in 40% of Short Hills.
(13)	Interest only through 4/9/08. Thereafter, principal will be amortized based on 30 years. Annual debt service will be $14.245 million.
(14)	Debt is swapped at 5.05% + 0.90% credit spread to the maturity date.

For additional information regarding the centers and their operations, see the responses to Item 1 of this report.

Item 3. LEGAL PROCEEDINGS.

In November 2007, three developers of a project called Blue Back Square (“BBS”) in West Hartford, Connecticut, filed a lawsuit in the Connecticut Superior Court, Judicial District of Hartford at Hartford (Case No. CV-07-5014613-S) against, the Westfarms Unconsolidated Joint Venture, and its partners and its subsidiary, alleging that the defendants (i) filed or sponsored vexatious legal proceedings and abused legal process in an attempt to thwart the development of the competing BBS project, (ii) interfered with contractual relationships with certain tenants of BBS, and (iii) violated Connecticut fair trade law. The lawsuit alleges damages in excess of $30 million and seeks double and treble damages and punitive damages. Also in early November 2007, the Town of West Hartford and the West Hartford Town Council filed a substantially similar lawsuit against the same entities in the same court (Case No. CV-07-5014596-S). The second lawsuit did not specify any particular amount of damages but similarly requests double and treble damages and punitive damages. The lawsuits are in their early legal stages and we are vigorously defending both. The outcome of these lawsuits cannot be predicted with any certainty and management is currently unable to estimate an amount or range of potential loss that could result if an unfavorable outcome occurs. While management does not believe that an adverse outcome in either lawsuit would have a material adverse effect on our financial condition, there can be no assurance that an adverse outcome would not have a material effect on our results of operations for any particular period.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

The common stock of Taubman Centers, Inc. is listed and traded on the New York Stock Exchange (Symbol: TCO). As of February 26, 2008, the 52,624,267 outstanding shares of Common Stock were held by 588 holders of record. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers, and other financial institutions. The closing price per share of the Common Stock on the New York Stock Exchange on February 26, 2008 was $51.64.

The following table presents the dividends declared on our Common Stock and the range of share prices of our Common Stock for each quarter of 2007 and 2006:

	Market Quotations
2007 Quarter Ended	High	Low	Dividends
March 31	$63.22	$50.33	$0.375

June 30	59.82	48.18	0.375

September 30	56.34	47.07	0.375

December 31	60.37	48.77	0.415

	Market Quotations
2006 Quarter Ended	High	Low	Dividends
March 31	$43.77	$35.61	$0.305

June 30	42.01	36.85	0.305

September 30	44.42	39.43	0.305

December 31	50.86	44.77	0.375

The restrictions on our ability to pay dividends on our Common Stock are set forth in “Managements Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Dividends.”

Shareowner Return Performance Graph

The following line graph sets forth the cumulative total returns on a $100 investment in each of the Company’s Common Stock, the MSCI US REIT Index, the NAREIT Equity Retail REIT Index, and the S&P Composite – 500 Stock Index for the period December 31, 2002 through December 31, 2007 (assuming in all cases, the reinvestment of dividends):

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Taubman Centers Inc.	$100.00	$134.00	$203.29	$244.70	$368.90	$367.54
MSCI US REIT Index	100.00	136.74	179.80	201.61	274.03	227.95
NAREIT Equity Retail REIT Index	100.00	146.77	205.82	230.10	296.85	250.04
S&P 500 Index	100.00	128.68	142.68	149.69	173.33	182.85

Note: The stock performance shown on the graph above is not necessarily indicative of future price performance.

Equity Purchases

We did not purchase any equity securities in the fourth quarter of 2007.

Item 6. SELECTED FINANCIAL DATA.

The following table sets forth selected financial data and should be read in conjunction with the financial statements and notes thereto and MD&A included in this report:

	Year Ended December 31
	2007	2006	2005	2004	2003
	(in thousands of dollars, except as noted)
STATEMENT OF OPERATIONS DATA:
Rents, recoveries, and other shopping center revenues	626,822	579,284	479,405	436,815	398,959
Income before gain on disposition of interest in center,discontinued operations, and minority and preferred interests	116,236	95,140	57,432	59,970	31,292
Gain on disposition of interest in center (1)			52,799
Discontinued operations (2)				328	50,881
Minority interest in TRG	(42,614)	(36,870)	(35,869)	(35,694)	(35,501)
TRG preferred distributions	(2,460)	(2,460)	(2,460)	(12,244)	(9,000)
Net income (3)	63,124	45,117	71,735	12,378	37,836
Preferred dividends	(14,634)	(23,723)	(27,622)	(17,444)	(16,600)
Net income (loss) allocable to common shareowners	48,490	21,394	44,113	(5,066)	21,236
Income (loss) from continuing operations per common share – diluted	0.90	0.40	0.87	(0.11)	(0.13)
Net income (loss) per common share – diluted	0.90	0.40	0.87	(0.10)	0.41
Dividends declared per common share	1.540	1.290	1.160	1.095	1.050
Weighted average number of common shares outstanding –basic	52,969,067	52,661,024	50,459,314	49,021,843	50,387,616
Weighted average number of common shares outstanding – diluted	53,622,017	52,979,453	50,530,139	49,021,843	50,387,616
Number of common shares outstanding at end of period	52,624,013	52,931,594	51,866,184	48,745,625	49,936,786
Ownership percentage of TRG at end of period	66%	65%	64%	61%	61%

BALANCE SHEET DATA:
Real estate before accumulated depreciation	3,781,136	3,398,122	3,081,324	2,936,964	2,519,922
Total assets	3,151,307	2,826,622	2,797,580	2,632,434	2,186,970
Total debt	2,700,980	2,319,538	2,089,948	1,930,439	1,495,777

SUPPLEMENTAL INFORMATION:
Funds from Operations allocable to TCO (3)(4)	155,376	136,736	110,578	103,070	87,325
Mall tenant sales (5)	4,734,940	4,344,565	4,124,534	3,728,010	3,417,572
Sales per square foot (5)(6)	555	529	508	466	441
Number of shopping centers at end of period	23	22	21	21	21
Ending Mall GLA in thousands of square feet	10,879	10,448	10,029	9,982	9,988
Leased space (7)	93.8%	92.5%	91.7%	90.7%	89.8%
Ending occupancy	91.1%	91.3%	90.0%	89.6%	87.4%
Average occupancy	90.0%	89.2%	88.9%	87.4%	86.6%
Average base rent per square foot (6):
Consolidated businesses:
All mall tenants	$43.54	$42.77	$41.41	$40.98	$40.06
Stores opening during year	53.35	41.25	42.38	44.35	43.41
Stores closing during year	45.39	39.57	40.59	44.54	40.80
Unconsolidated Joint Ventures:
All mall tenants	$41.42	$41.03	$42.28	$42.09	$42.75
Stores opening during year	47.49	42.98	44.90	44.67	40.06
Stores closing during year	48.64	42.49	44.26	51.40	41.28

(1)	In December 2005, a 50% owned unconsolidated joint venture sold its interest in Woodland for $177.4 million.
(2)	Biltmore Fashion Park was sold in 2003. Discontinued operations in 2004 and 2003 include gains on dispositions of interests in centers of $0.3 million and $49.6 million, respectively.
(3)
Funds from Operations (FFO) is defined and discussed in MD&A – Presentation of Operating Results. Net income in 2006 includes $3.1 million in connection with the write-off of financing costs related to the respective pay-off and refinancing of the loans on The Shops at Willow Bend and Dolphin. In addition to these charges, FFO in 2006 includes a $4.7 million charge incurred in connection with the redemption of $113 million of the Series A Preferred Stock and $113 million of the Series I Preferred Stock. Net income in 2005 includes a $12.7 million charge incurred in connection with a prepayment premium and the write-off of financing costs related to the refinancing of The Mall at Short Hills, the pay-off of the Northlake Mall loan, and debt modifications in connection with the pay-off of the loan on The Mall at Oyster Bay. In addition to these charges, FFO in 2005 includes a $3.1 million charge incurred in connection with the redemption of $87 million of the Series A Preferred Stock. Net income and FFO in 2004 include insurance recoveries related to the unsolicited tender offer of $1.0 million, a $2.7 million charge incurred in connection with the redemption of the Series C and D Preferred Equity, and a $5.7 million restructuring loss. Net income and FFO include costs incurred in connection with the unsolicited tender offer, net of recoveries, of $24.8 million in 2003.

(4)
Reconciliations of net income (loss) allocable to common shareowners to FFO for 2007, 2006, and 2005 are provided in MD&A – Presentation of Operating Results. For 2004, net loss of $5.1 million, less the gain on dispositions of interests in centers of $0.3 million, adding back depreciation and amortization of $139.8 million and minority interests in TRG of $35.7 million, arrives at TRG’s FFO of $170.1 million, of which TCO’s share was $103.1 million. For 2003, net income of $21.2 million, less the gain on dispositions of interests in centers of $49.6 million, adding back depreciation and amortization of $137.4 million and minority interests in TRG of $35.5 million, arrives at TRG’s FFO of $144.5 million, of which TCO’s share was $87.3 million.

(5)	Based on reports of sales furnished by mall tenants.
(6)	See MD&A for information regarding this statistic.
(7)	Leased space comprises both occupied space and space that is leased but not yet occupied.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following MD&A contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs concerning future events, including the following: statements regarding future developments and joint ventures, rents, returns, and earnings; statements regarding the continuation of trends; and any statements regarding the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity and capital resource needs. We caution that although forward-looking statements reflect our good faith beliefs and best judgment based upon current information, these statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including those risks, uncertainties, and factors detailed from time to time in reports filed with the SEC, and in particular those set forth under “Risk Factors” of this Annual Report on Form 10-K. The following discussion should be read in conjunction with the accompanying consolidated financial statements of Taubman Centers, Inc. and the notes thereto.

General Background and Performance Measurement

Taubman Centers, Inc. (TCO) is a Michigan corporation that operates as a self-administered and self-managed real estate investment trust (REIT). The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG) is a majority-owned partnership subsidiary of TCO, which owns direct or indirect interests in all of our real estate properties. In this report, the terms "we", "us" and "our" refer to TCO, the Operating Partnership and/or the Operating Partnership's subsidiaries as the context may require. We own, develop, acquire, dispose of, and operate regional and super-regional shopping centers. The Consolidated Businesses consist of shopping centers that are controlled by ownership or contractual agreements, development projects for future regional shopping centers, variable interest entities for which we are the primary beneficiary, The Taubman Company LLC (Manager), and Taubman Properties Asia LLC and its subsidiaries (Taubman Asia). Shopping centers owned through joint ventures that are not controlled by us but over which we have significant influence (Unconsolidated Joint Ventures) are accounted for under the equity method.

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

The comparability of information used in measuring performance is affected by the opening of Partridge Creek in October 2007, the expansion and renovation at Waterside in 2006, and The Pier Shops, which began opening in phases in June 2006. Additional “comparable center” statistics that exclude Partridge Creek, Waterside, and The Pier Shops are provided for 2007 and 2006 to present the performance of comparable centers in our continuing operations. The Pier Shops was excluded from all operating statistics in 2006. Comparable centers are generally defined as centers that were owned and open for two years. As of January 1, 2006, we began consolidating the entity that owns Cherry Creek. The center is included within our consolidated results and statistics as of that date, while it continues to be presented as an Unconsolidated Joint Venture for dates and periods prior to January 1, 2006. In April 2007, we increased our ownership in The Pier Shops to 77.5% (see “Results of Operations - Openings, Expansions and Renovations, Acquisitions, and Disposition”). The Pier Shops’ results of operations are included within the Consolidated Businesses beginning April 13, 2007 and within the Unconsolidated Joint Ventures prior to the acquisition date. The 2006 results of operations for the Unconsolidated Joint Ventures include results of The Pier Shops. Our investment in The Pier Shops represented an effective 6% interest prior to the acquisition date, based on relative equity contributions.

Overall Summary of Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our primary source of revenue is from the leasing of space in our shopping centers. Generally these leases are long term, with our average lease term at approximately eight years. Therefore general economic trends most directly impact our tenants’ sales and consequently their ability to perform under their existing lease agreements and expand into new locations as well as our ability to find new tenants for our shopping centers. Occupancy continued to increase during 2007, and we anticipate continued occupancy growth in 2008, although we expect occupancy to be flat to modestly down in the first half of 2008, with a slight increase in the second half of 2008. Tenant sales increased 4.9% in 2007 and reached a new record level of $555 per square foot for our comparable centers. See "Mall Tenant Sales and Center Revenues" and "Rental Rates and Occupancy."

The rents we are able to achieve are similarly affected by economic trends and tenants’ expectations thereof, as described under “Rental Rates and Occupancy”. Average rent per square foot increased by 1.6% in 2007 and we anticipate rent per square foot to increase in the range of about 3% in 2008. Excluding prior year adjustments relating to The Mills Corporation’s accounting for lease incentives recorded in 2007 at Arizona Mills, a 50% owned unconsolidated joint venture, average rent per square foot increased by 2.4% in 2007. The spread between rents on openings and closings may not be indicative of future periods, as this statistic is not computed on comparable tenant spaces, and can vary significantly from quarter to quarter depending on the total amount, location, and average size of tenant space opening and closing in the period. Mall tenant sales, occupancy levels and our resulting revenues are seasonal in nature (see “Seasonality").

Our analysis of our financial results begins under “Results of Operations”. We have been active in developing and expanding our shopping center portfolio, and we describe the most recent center openings, including Partridge Creek, The Pier Shops, and Northlake Mall (Northlake), under “Results of Operations - Openings, Expansions and Renovations, Acquisitions, and Disposition.” In 2007, we acquired an additional interest in The Pier Shops, and in 2005, a 50% owned unconsolidated joint venture disposed of its interest in a center. Additional efforts to broaden our growth included the formation in 2005 of Taubman Asia, which is the platform for our expansion into the Asia-Pacific region. In 2007, we completed agreements to provide management, leasing, and development services for a project in Songdo, Incheon, South Korea. In early 2008, we completed agreements to acquire a minority position in a project in Macao, China and to provide development, leasing, and management services for the project (see “Results of Operations - Taubman Asia” and “Results of Operations - Subsequent Events”). See also “Results of Operations - Third-Party Management, Leasing, and Development Services” for other development and service arrangements.

We similarly have been very active in managing our balance sheet, completing financings related to an increase in our revolving line of credit and the refinancing of The Pier Shops, as well as a series of stock repurchases, as outlined under “Results of Operations - Debt Transactions” and “Results of Operations - Equity Transactions”. In January 2008, we completed a refinancing at International Plaza (see “Results of Operations - Subsequent Events”).

We have certain additional sources of income beyond our rental revenues, recoveries from tenants, and revenue from management, leasing, and development services. We disclose our share of these sources of income under “Results of Operations - Other Income”. Included in other revenue are lease cancellation income, as well as other sources of revenue derived from our shopping centers, such as parking garage and sponsorship income. Other sources of income include interest income, gains on peripheral land sales, and in 2007, gains related to discontinued hedges (see also “Results of Operations - Debt Transactions”).

We then provide a discussion of our critical accounting policies, the impact of adoption of accounting principles in 2006, and the expected impact of recently issued accounting pronouncements.

With all the preceding information as background, we then provide insight and explanations for variances in our financial results for 2007, 2006, and 2005 under “Comparison of 2007 to 2006” and “Comparison of 2006 to 2005”. As information useful to understanding our results, we have described the presentation of our minority interest, the presentation of certain interests in centers, and the reasons for our use of non-GAAP measures such as EBITDA and Funds from Operations (FFO) under “Results of Operations - Presentation of Operating Results”. Reconciliations from net income and net income allocable to common shareowners to these measures follow the annual comparisons.

Our discussion of sources and uses of capital resources under “Liquidity and Capital Resources” begins with a brief overview of capital activities and transactions occurring in 2007. Analysis of specific operating, investing, and financing activities is then provided in more detail. Cash flows from rents and recoveries, lease cancellation revenue, and recent center openings provide the resources for payments of interest and other operating expenses, leasing costs, and required distributions and dividends.

Specific analysis of our fixed and floating rates and periods of interest rate risk exposure is provided under “Liquidity and Capital Resources - Beneficial Interest in Debt”. Completing our analysis of our exposure to rates are the effects of changes in interest rates on our cash flows and fair values of debt contained under “Liquidity and Capital Resources - Sensitivity Analysis”.

In conducting our business, we enter into various contractual obligations, including those for debt, capital leases for property improvements, operating leases for land and office space, purchase obligations, and other long-term commitments. Detail of these obligations, including expected settlement periods, is contained under “Liquidity and Capital Resources - Contractual Obligations”. Property-level debt represents the largest single class of obligations. Described under “Liquidity and Capital Resources - Loan Commitments and Guarantees” and “Liquidity and Capital Resources - Cash Tender Agreement” are our significant guarantees and commitments.

Development of new malls and renovation and expansion of existing malls continues to be a significant use of our capital, as described in “Liquidity and Capital Resources - Capital Spending” and “Liquidity and Capital Resources - Planned Capital Spending”. Recent spending includes that related to the construction of Partridge Creek and The Pier Shops, the expansion and renovation of Twelve Oaks, the expansion at Stamford, our Oyster Bay project in the Town of Oyster Bay, New York (Oyster Bay project or Oyster Bay), and other development activities and capital items. Additional capital spending in 2008 is expected to continue for certain of these and other projects.

Dividends and distributions are also significant uses of our capital resources. The factors considered when determining the amount of our dividends, including requirements arising because of our status as a REIT, are described under “Liquidity and Capital Resources - Dividends”. We increased our quarterly dividend by 10.7% in the fourth quarter of 2007. Our common stock has now provided a nearly 21% compound annual return over the past 10 years, the best return of any U.S. REIT.

Mall Tenant Sales and Center Revenues

Tenant sales continued to grow in 2007, increasing 4.9% and reaching a new record level of $555 per square foot. However, growth in sales per square foot was only 4% in the fourth quarter and flat in December, the most important month of the year for sales.

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

Sales directly impact the amount of percentage rents certain tenants and anchors pay. The effects of increases or declines in sales on our operations are moderated by the relatively minor share that percentage rents represent of total rents (approximately five percent in 2007). However, a sustained trend in sales does impact, either negatively or positively, our ability to lease vacancies and negotiate rents at advantageous rates.

The following table summarizes occupancy costs, excluding utilities, for mall tenants as a percentage of mall tenant sales:

	2007	2006	2005
Mall tenant sales (in thousands of dollars)	4,734,940	4,344,565	4,124,534
Sales per square foot (1)	555	529	508

Consolidated Businesses:
Minimum rents	8.9%	9.1%	9.3%
Percentage rents	0.4	0.4	0.4
Expense recoveries	4.9	4.9	4.6
Mall tenant occupancy costs as a percentage of mall tenant sales	14.2%	14.4%	14.3%
Unconsolidated Joint Ventures:
Minimum rents	8.0%	8.3%	8.9%
Percentage rents	0.4	0.4	0.3
Expense recoveries	4.2	3.9	4.0
Mall tenant occupancy costs as a percentage of mall tenant sales	12.6%	12.6%	13.2%

(1)	Sales per square foot is presented for the comparable centers, including value centers.

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

	2007	2006	2005
Average rent per square foot:
Consolidated Businesses	$43.54	$42.77	$41.41
Unconsolidated Joint Ventures	41.42	41.03	42.28
Opening base rent per square foot:
Consolidated Businesses	$53.35	$41.25	$42.38
Unconsolidated Joint Ventures	47.49	42.98	44.90
Square feet of GLA opened:
Consolidated Businesses	885,982	1,007,419	682,305
Unconsolidated Joint Ventures	383,880	306,461	400,477
Closing base rent per square foot:
Consolidated Businesses	$45.39	$39.57	$40.59
Unconsolidated Joint Ventures	48.64	42.49	44.26
Square feet of GLA closed:
Consolidated Businesses	807,889	911,986	650,701
Unconsolidated Joint Ventures	343,764	246,704	366,932
Releasing spread per square foot:
Consolidated Businesses	$7.96	$1.68	$1.79
Unconsolidated Joint Ventures	(1.15)	0.49	0.64

Average rents per square foot of the Unconsolidated Joint Ventures in 2007 were impacted by prior year adjustments totaling $3.0 million (at 100%) in 2007, related to The Mills Corporation’s accounting for lease incentives at Arizona Mills, a 50% owned joint venture. Excluding these adjustments, average rents per square foot of the Unconsolidated Joint Ventures would have been $42.54 in 2007. Additionally, average rents and releasing spreads in 2006 were impacted by the consolidation of Cherry Creek, which is included within the Consolidated Businesses as of January 1, 2006. Prior to that time, Cherry Creek was included within the Unconsolidated Joint Ventures.

The spread between opening and closing rents may not be indicative of future periods, as this statistic is not computed on comparable tenant spaces, and can vary significantly from period to period depending on the total amount, location, and average size of tenant space opening and closing in the period. In 2007, the releasing spread per square foot of the Unconsolidated Joint Ventures was impacted by the opening of large tenant spaces at a certain center. In 2006, the releasing spread per square foot of the Unconsolidated Joint Ventures was impacted by the opening of large tenant spaces at certain centers.

Mall tenant leased space, ending occupancy, and average occupancy rates are as follows:

	2007	2006	2005
All Centers:
Leased space	93.8%	92.5%	91.7%
Ending occupancy	91.1	91.3	90.0
Average occupancy	90.0	89.2	88.9

Comparable Centers:
Leased space	93.7%	92.4%	91.5%
Ending occupancy	91.4	91.3	90.2
Average occupancy	90.2	89.1	89.1

For our comparable centers, ending occupancy was 91.4%, a 0.1% increase from 91.3% in 2006. We anticipate continued occupancy growth in 2008, although we expect occupancy to be flat to modestly down in the first half of 2008, with a slight increase in the second half of 2008. Income from temporary in-line tenants, which has become an integral part of our business, continues to augment our income. Temporary tenants, defined as those with lease terms less than 12 months, are not included in occupancy or leased space statistics. As of December 31, 2007, approximately 1.9% of space was occupied by temporary tenants. Tenant bankruptcy filings as a percentage of the total number of tenant leases remains low at 0.5% in 2007, compared to 1.0% in 2006, and 0.4% in 2005.

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

	Total 2007	4th Quarter 2007	3rd Quarter 2007	2nd Quarter 2007	1st Quarter 2007
	(in thousands of dollars, except occupancy and leased space data)
Mall tenant sales (1)	4,734,940	1,555,011	1,075,465	1,061,767	1,042,697
Revenues and gains on land sales, interest income, and other:
Consolidated Businesses	630,417	180,212	151,791	152,997	145,417
Unconsolidated Joint Ventures	264,174	70,926	64,740	64,233	64,275
Occupancy:
Ending-comparable	91.4%	91.4%	90.0%	90.0%	89.6%
Average-comparable	90.2	91.0	89.9	89.8	89.7
Ending	91.1	91.1	89.9	89.9	89.7
Average	90.0	90.7	89.8	89.7	89.8
Leased space:
Comparable	93.7%	93.7%	93.3%	92.5%	92.0%
All centers	93.8	93.8	93.3	92.4	92.1

(1)	Based on reports of sales furnished by mall tenants.

Because the seasonality of sales contrasts with the generally fixed nature of minimum rents and recoveries, mall tenant occupancy costs (the sum of minimum rents, percentage rents, and expense recoveries) as a percentage of sales are considerably higher in the first three quarters than they are in the fourth quarter.

	Total 2007	4th Quarter 2007	3rd Quarter 2007	2nd Quarter 2007	1st Quarter 2007
Consolidated Businesses:
Minimum rents	8.9%	7.1%	9.5%	9.7%	10.0%
Percentage rents	0.4	0.7	0.3	0.1	0.3
Expense recoveries	4.9	4.2	5.0	5.8	5.1
Mall tenant occupancy costs	14.2%	12.0%	14.8%	15.6%	15.4%
Unconsolidated Joint Ventures:
Minimum rents	8.0%	6.1%	9.1%	8.8%	8.8%
Percentage rents	0.4	0.7	0.3	0.3	0.2
Expense recoveries	4.2	3.6	4.7	4.5	4.0
Mall tenant occupancy costs	12.6%	10.4%	14.1%	13.6%	13.0%

Results of Operations

Openings, Expansions and Renovations, Acquisitions, and Disposition

During the three year period ended December 31, 2007, we completed the following shopping center openings, expansions and renovations, acquisitions, and disposition:

Openings

Shopping Center	Date	Location	Ownership
The Mall at Partridge Creek	October 2007	Clinton Township, Michigan	(1)
The Pier Shops at Caesars	June 2006	Atlantic City, New Jersey	(2)
Northlake Mall	September 2005	Charlotte, North Carolina	Wholly-owned

Expansions and Renovations

Shopping Center	Date	Location	Ownership
Stamford Town Center	November 2007	Stamford, Connecticut	50% owned Unconsolidated Joint Venture
Twelve Oaks Mall	September 2007	Novi, Michigan	Wholly-owned
Waterside Shops at Pelican Bay	September 2006	Naples, Florida	25% owned Unconsolidated Joint Venture

Acquisitions

Shopping Center	Date	Acquisition	Resulting Ownership
The Pier Shops at Caesars	April 2007	(2)	77.5% owned consolidated joint venture
Land under Sunvalley	October 2006	50% interest	50% owned unconsolidated joint venture

Disposition

Shopping Center	Date	Former Ownership
Woodland	December 2005	50% owned unconsolidated joint venture

(1)	See “Liquidity and Capital Resources – Contractual Obligations – The Mall at Partridge Creek Contractual Obligations”.
(2)	See below.

The Pier Shops, located in Atlantic City, New Jersey, began opening in phases in June 2006. Gordon developed the center, and in January 2007, we assumed full management and leasing responsibility for the center. In April 2007, we increased our ownership in The Pier Shops to a 77.5% controlling interest. The remaining 22.5% interest continues to be held by an affiliate of Gordon. We began consolidating The Pier Shops as of the April 2007 purchase date. At closing, we made a $24.5 million equity investment in the center, bringing our total equity investment to $28.5 million. We are entitled to a 7% cumulative preferred return on our $133.1 million total investment, including our $104.6 million share of debt (see “Debt Transactions”). We will be responsible for any additional capital requirements, estimated to be in the range of $15 million over the next two years, on which we will receive a preferred return at a minimum of 8%. The Pier Shops had a negative impact of $3.4 million on our earnings in 2007, excluding an additional $4.3 million of depreciation and amortization. While sales at the center continue to be good, the timing of final lease up is at a slower pace than we previously anticipated. A major factor is the lease up of the few remaining large spaces on the third and fourth levels of the center which are intended to be restaurants, night clubs, and entertainment uses. Consequently, the growth in net operating income that we anticipated for 2008 will likely be delayed at least a year. We continue to believe as the asset stabilizes we will see significant growth in net operating income.

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

In 2007, we entered into an agreement to provide development services for a 1.1 million square foot retail and entertainment complex in Songdo, Incheon, South Korea. We also finalized an agreement to provide management and leasing services for the retail component. The shopping complex is expected to open in fall 2010, with construction beginning in the middle of 2008. We have negotiated the opportunity to invest, at our option, in a portion of the broader project, which will include not only retail but other uses. We anticipate finalizing our decision on this investment in the first half of 2008.

In February 2008, we announced that Taubman Asia is acquiring a 25% interest in The Mall at Studio City, the retail component of Macao Studio City, a major mixed-use project currently under construction on the Cotai Strip in Macao, China. In addition, Taubman Asia entered into long-term agreements to perform development, management and leasing services for the shopping center. See “Subsequent Events” regarding our expected investment and return on this project.

Third-Party Management, Leasing, and Development Services

In addition to the services described in “Taubman Asia”, we have several projects that are expected to contribute significant amounts of third-party revenue to our results in the future.

We are finalizing an agreement to provide initial leasing services for a lifestyle center in the city of North Las Vegas, Nevada. This is a mixed-use project that will include retail, dining, and entertainment of up to 1.3 million square feet and a residential component consisting of approximately 800 units. The shopping center is now expected to open in 2010. The developer of the residential component is a joint venture that includes an affiliate of the Taubman family. The Taubman family affiliate also participates in the project’s non-residential component.

We are also finalizing a development agreement regarding City Creek Center, a mixed-use project in Salt Lake City, Utah. Demolition of the existing structures began in November 2006 and the project is now expected to open in late 2011. We are also finalizing agreements to be an investor in this project under a capital lease structure. See “Liquidity and Capital Resources - Planned Capital Spending” regarding this center and other projects.

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

We also have a management agreement for Woodfield Mall, which is owned by a third-party. This contract is renewable year-to-year and is cancelable by the owner with 90 days written notice.

Subject to many assumptions, our best estimate is that during the 2008 to 2010 timeframe, and possibly into 2011 depending on opening dates, we will earn in the range of $35 million to $40 million of net margin from management, leasing, and development fees. Net margin for these projects means total revenue less related expenses and taxes. The timing of revenue recognition is very difficult to predict due to a number of factors. For development, revenue is recognized when the work is performed. For leasing, it is recognized when the leases are signed or when stores open, depending on the agreement. Of the $35 million to $40 million, we expect this third-party margin will likely peak in 2010 when the level of activity is expected to be the greatest. Although this activity is highly profitable, it is very volatile and a substantial portion of this increased activity represents non-recurring income. Once the significant development and initial leasing effort is complete for these projects, fees will be much more modest. As we have discussed in the past, we would generally prefer to own as much equity in a project as possible. However, each of these projects met a series of criteria – including profitability and synergy with our ongoing activities – that made it attractive for us to pursue. We would expect that some level of this activity will always be present in our business.

Debt Transactions

We completed a series of debt financings in the three year period ended December 31, 2007, as follows:

	Date	Initial Loan Balance/Facility	Stated Interest Rate	Maturity Date(1)
	(in millions of dollars)
TRG revolving credit facility (2)	November 2007	550	LIBOR+0.70%	February 2011
The Pier Shops at Caesars	April 2007	135	6.01%	May 2017
Taubman Land Associates (Sunvalley)	December 2006	30	LIBOR+0.90% (3)	November 2012
Waterside Shops at Pelican Bay	September 2006	165	5.54%	October 2016
The Mall at Partridge Creek construction facility (4)	September 2006	81	LIBOR+1.15%	September 2010
TRG revolving credit facility (5)	August 2006	350	LIBOR+0.70%	February 2009
Cherry Creek Shopping Center	May 2006	280	5.24%	June 2016
Northlake Mall	February 2006	216	5.41%	February 2016
The Mall at Short Hills	December 2005	540	5.47%	December 2015
The Mall at Wellington Green	May 2005	200	5.44%	May 2015

(1)	Excludes any options to extend the maturities (see the footnotes to our financial statements regarding extension options).
(2)	In November 2007, we increased the borrowing limit on the TRG revolving credit facility by $200 million and extended the maturity date by two years, with a one-year extension option.
(3)	The loan is swapped at 5.95% (5.05% swap rate plus 0.90% credit spread) from January 2, 2007 through the term of the loan.
(4)	See "Liquidity and Capital Resources – Contractual Obligations".
(5)	TRG revolving credit facility was amended in November 2007.

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

Proceeds from the December 2005 financing on The Mall at Short Hills (Short Hills) were used to pay down the existing 6.7%, $260 million loan on the center, the Northlake construction loan and our revolver. We incurred charges of $10.9 million during the fourth quarter of 2005 in connection with a prepayment premium for the existing Short Hills loan and the write-off of the remaining financing costs for the Short Hills and Northlake loans. We also wrote off $1.8 million of financing costs related to the modification of the loan on our Oyster Bay project, which we repaid in February 2006.

Equity Transactions

We also completed a series of equity transactions in the three year period ended December 31, 2007, as follows:

	# of shares	Amount	Price per share	Date
	(in millions of dollars)
Redemptions and Repurchases:
Stock repurchases (1)	987,180	50.0	$50.65	August 2007
Stock repurchases (1)	923,364	50.0	54.15	May - June 2007
Redemption of Series I Cumulative Redeemable Preferred Stock (2)	4,520,000	113.0	25.00	June 2006
Redemption of Series A Cumulative Redeemable Preferred Stock (3)	4,520,000	113.0	25.00	May 2006
Redemption of Series A Cumulative Redeemable Preferred Stock (4)	3,480,000	87.0	25.00	July 2005

Issuances:
Issuance of Series I Cumulative Redeemable Preferred Stock (5)	4,520,000	113.0	25.00	May 2006
Issuance of Series H Cumulative Redeemable Preferred Stock (6)	3,480,000	87.0	25.00	July 2005

(1)
For each common share repurchased, a unit of TRG partnership interest is similarly redeemed. See “Note 15 – Common and Preferred Stock and Equity of TRG” to our consolidated financial statements regarding the repurchase of our common stock.

(2)	A $0.6 million charge was recognized upon redemption of this preferred stock, comprised of the difference between the redemption price ($113.0 million) and its book value ($112.4 million).
(3)	A $4.0 million charge was recognized upon redemption of this preferred stock, comprised of the difference between the redemption price ($113.0 million) and its book value ($109.0 million).
(4)	A $3.1 million charge was recognized upon redemption of this preferred stock, comprised of the difference between the redemption price ($87.0 million) and its book value ($83.9 million).
(5)	Proceeds were used to redeem $113 million of our remaining 8.30% Series A Cumulative Redeemable Preferred Stock.
(6)	Proceeds were used to redeem $87 million of our outstanding $200 million 8.30% Series A Cumulative Redeemable Preferred Stock.

Other Income

We have certain additional sources of income beyond our rental revenues, recoveries from tenants, and revenues from management, leasing, and development services, as summarized in the following table. Lease cancellation revenue is dependent on the overall economy and performance of particular retailers in specific locations and can vary significantly. Gains on peripheral land sales can also vary significantly from year-to-year, depending on the results of negotiations with tenants, counterparties, and potential purchasers of land, as well as the timing of the transactions. In 2008, we estimate our share of lease cancellation income to be approximately $7 million to $8 million and gains on land sales to be approximately $3 million to $4 million.

	2007		2006		2005
	Consolidated Businesses	Unconsolidated Joint Ventures	Consolidated Businesses	Unconsolidated Joint Ventures	Consolidated Businesses	Unconsolidated Joint Ventures
	(Operating Partnership’s share in millions of dollars)
Other Income:
Shopping center related revenues	23.1	2.5	21.9	2.6	20.7	3.2
Lease cancellation revenue	10.9	2.0	10.5	2.8	6.5	1.4
	33.9	4.6	32.4	5.4	27.2	4.6
Gains on Land Sales, Interest Income, and Other:
Gains on sales of peripheral land	0.7		4.1		4.4
Interest income	2.2	0.8	5.2	0.6	1.6	0.4
Gains on discontinued hedges	0.2
	3.1	0.8	9.3	0.6	6.0	0.4

(1)	Amounts in this table may not add due to rounding.

Subsequent Events

In February 2008, we announced that Taubman Asia is acquiring a 25% interest in The Mall at Studio City, the retail component of Macao Studio City, a major mixed-use project, which has begun construction on the Cotai Strip in Macao, China. In addition, Taubman Asia entered into long-term agreements to perform development, management and leasing services for the shopping center. Our total investment in the project (including the initial payment, allocation of construction debt and additional payments anticipated in years two and five after opening) is expected to be approximately $200 million, with an anticipated after-tax return of about 10%. Taubman Asia’s investment is in a joint venture with Cyber One Agents Limited (Cyber One) and will be accounted for under the equity method. Macao Studio City is being developed by Cyber One,a joint venture between New Cotai, LLC and East Asia Satellite Television Holdings, a subsidiary of eSun Holdings (eSun). Our $54 million initial cash payment has been placed into escrow until eSun shareholder approval is received and financing for the overall project is completed, which is expected to occur within the first half of 2008. In addition, our services agreements are also conditional upon eSun shareholder approval. We are anticipating a late 2009 opening, subject to final construction scheduling, which is expected to be completed during 2008.

In January 2008, we completed a $325 million non-recourse refinancing at International Plaza that bears interest at LIBOR plus 1.15%. The loan agreement has a three-year term, with two one-year extension options. The loan is interest-only for the entire term, except during the second one-year extension option, if elected. We also entered into an agreement to swap the floating rate for an all-in fixed rate of 5.375% for the initial three-year term of the loan agreement. Proceeds from the refinancing were used to pay off the existing $175.2 million 4.37% (effective rate) loan, plus accrued interest, and our $33.5 million preferential equity, with the remaining amount split on ownership percentages with the partner.

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

Valuation of Shopping Centers

All properties, including those under construction and/or owned by joint ventures, are reviewed for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. Impairment of a shopping center owned by consolidated entities would be recognized when the sum of expected cash flows (undiscounted and without interest charges) is less than the carrying value of the property. Other than temporary impairment of an investment in an Unconsolidated Joint Venture is recognized when the carrying value is not considered recoverable based on evaluation of the severity and duration of the decline in value, including the results of discounted cash flow and other valuation techniques. The expected cash flows of a shopping center are dependent on estimates and other factors subject to change, including (1) changes in the national, regional, and/or local economic climates, (2) competition from other shopping centers, stores, clubs, mailings, and the internet, (3) increases in operating costs, (4) bankruptcy and/or other changes in the condition of third parties, including anchors and tenants, and (5) expected holding period. These factors could cause our expected future cash flows from a shopping center to change, and, as a result, an impairment could be considered to have occurred. To the extent an impairment has occurred, the excess carrying value of the asset over its estimated fair value is charged against operations. There were no impairment charges recognized in 2007, 2006, and 2005. As of December 31, 2007, the consolidated net book value of our properties was $2.8 billion, representing over 90% of our consolidated assets. We also have varying ownership percentages in the properties of Unconsolidated Joint Ventures with a total combined net book value of $0.7 billion. These amounts include certain development costs that are described in the policy that follows.

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

Our $162.8 million balance of development pre-construction costs as of December 31, 2007 consists primarily of approximately $143 million of costs relating to our Oyster Bay project. The balance also includes approximately $18 million of land and improvement costs for a parcel in North Atlanta, Georgia, which was acquired for future development. A portion of this land is expected to be sold for various uses. See “Liquidity and Capital Resources - Planned Capital Spending” regarding the status of the Oyster Bay project and others.

Valuation of Accounts and Notes Receivable

Rents and expense recoveries from tenants are our principal source of income; they represent over 90% of our revenues. In generating this income, we will routinely have accounts receivable due from tenants. The collectibility of tenant receivables is affected by bankruptcies, changes in the economy, and the ability of the tenants to perform under the terms of their lease agreements. While we estimate potentially uncollectible receivables and provide for them through charges against income, actual experience may differ from those estimates. Also, if a tenant were not able to perform under the terms of its lease agreement, receivable balances not previously provided for may be required to be charged against operations. Bad debt expense was less than 1% of total revenues in 2007, while bankruptcy filings affected 0.5% of tenant leases during the year. Since 1991, the annual provision for losses on accounts receivable has been less than 2% of annual revenues.

Notes receivable at December 31, 2007 totaled $12.9 million, of which $1.5 million related to the sale of residual land. Land contracts are collateralized by the sold properties.

Valuation of Deferred Tax Assets

Our taxable REIT subsidiaries (TRSs) currently have deferred tax assets, reflecting net operating loss carryforwards and the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Our temporary differences primarily relate to deferred compensation and depreciation. We reduce our deferred tax assets through valuation allowances to the amount where realization is more likely than not assured, considering all available evidence, including expected future taxable earnings and potential tax planning strategies. Expected future taxable earnings and the implementation of tax planning strategies require certain significant judgments and estimates, including those relating to our management company's profitability, the timing and amounts of gains on land sales, the profitability of our Asian operations, and other factors affecting the results of operations of our TRSs. Changes in any of these factors could cause our estimates of the realization of deferred tax assets to change materially. As of December 31, 2007, we had a consolidated gross federal and foreign deferred tax asset of $9.9 million, reduced to a net deferred tax asset of $3.3 million by a valuation allowance of $6.6 million. In addition, the enactment of the Michigan Business Tax Act and the related amendment resulted in both a deferred tax liability and deferred tax asset, balances of which were approximately $4 million each as of December 31, 2007. During 2007, our deferred Michigan business tax expense was immaterial.

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

Adoption of New Accounting Pronouncements

See “Note 1 – Summary of Significant Accounting Policies – Consolidation” to our consolidated financial statements regarding the effects of adopting EITF 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” in 2006. Also see “Note 1 – Summary of Significant Accounting Policies – Adoption of Staff Accounting Bulletin No. 108” to our consolidated financial statements regarding the effects of adopting Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” in 2006.

New Accounting Pronouncements

See “Note 20 – New Accounting Pronouncements” to our consolidated financial statements regarding certain new accounting pronouncements that we expect to adopt in 2008 and 2009.

Presentation of Operating Results

The following tables contain the operating results of our Consolidated Businesses and the Unconsolidated Joint Ventures. Income allocated to the minority partners in the Operating Partnership and preferred interests is deducted to arrive at the results allocable to our common shareowners. Because the net equity of the Operating Partnership is less than zero, the income allocated to the minority partners under current accounting principles generally accepted in the United States of America is equal to their share of distributions. The net equity of these minority partners is less than zero due to accumulated distributions in excess of net income and not as a result of operating losses. Distributions to partners are usually greater than net income because net income includes non-cash charges for depreciation and amortization. Amounts allocable to minority partners in certain consolidated joint ventures are added back or deducted to arrive at our net results. Our average ownership percentage of the Operating Partnership was 66% in 2007, 65% in 2006, and 62% in 2005.

The results of The Pier Shops are presented within the Consolidated Businesses for periods beginning April 13, 2007, as a result of our acquisition of a controlling interest in the center. The results of Cherry Creek are presented within the Consolidated Businesses for periods beginning January 1, 2006, as a result of our adoption of EITF 04-5. Prior to the respective acquisition date and adoption date, these centers are included within the Unconsolidated Joint Ventures.

Prior year information for which errors were identified and corrected through an adjustment of beginning (January 1, 2006) shareowners’ equity in 2006, pursuant to SAB 108, has not been adjusted.

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

Our presentations of EBITDA and FFO are not necessarily comparable to the similarly titled measures of other REITs due to the fact that not all REITs use the same definitions. These measures should not be considered alternatives to net income (loss) or as an indicator of our operating performance. Additionally, neither represents cash flows from operating, investing or financing activities as defined by GAAP. Reconciliations of Net Income Allocable to Common Shareowners to Funds from Operations and Net Income to Beneficial Interest in EBITDA are presented following the Comparison of 2006 to 2005. See the following section regarding certain presentation changes affecting EBITDA and FFO.

Comparison of 2007 to 2006

The following table sets forth operating results for 2007 and 2006, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

2007		2006
CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)
                                                                    (in millions of dollars)
REVENUES:
Minimum rents	329.4	150.9	311.2	148.8
Percentage rents	14.8	8.4	14.7	8.0
Expense recoveries	228.4	94.9	206.2	85.6
Management, leasing and development services	16.5		11.8
Other	37.7	8.4	35.4	9.7
Total revenues	626.8	262.6	579.3	252.2

EXPENSES:
Maintenance, taxes, and utilities	175.9	66.6	152.9	64.3
Other operating	69.6	20.7	71.6	26.3
Management, leasing and development services	9.1		5.7
General and administrative	30.4		30.3
Interest expense (2)	131.7	66.2	128.6	57.6
Depreciation and amortization (3)	137.9	39.4	138.0	45.8
Total expenses	554.7	193.0	527.1	193.9

Gains on land sales, interest income, and other	3.6	1.6	9.5	1.3
	75.7	71.2	61.6	59.6
Equity in income of Unconsolidated Joint Ventures (3)	40.5		33.5
Income before minority and preferred interests	116.2		95.1
Minority and preferred interests:
TRG preferred distributions	(2.5)		(2.5)
Minority share of income of consolidated joint ventures	(5.0)		(5.8)
Distributions in excess of minority share of income of consolidated joint ventures	(3.0)		(4.9)
Minority share of income of TRG	(33.2)		(22.8)
Distributions in excess of minority share of income of TRG	(9.4)		(14.1)
Net income	63.1		45.1
Preferred dividends (4)	(14.6)		(23.7)
Net income allocable to common shareowners	48.5		21.4

SUPPLEMENTAL INFORMATION:
EBITDA - 100%	345.3	176.8	328.2	162.9
EBITDA - outside partners' share	(36.6)	(80.0)	(33.2)	(71.4)
Beneficial interest in EBITDA	308.7	96.8	295.0	91.6
Beneficial interest expense	(117.4)	(33.3)	(115.8)	(31.2)
Non-real estate depreciation	(2.7)		(2.9)
Preferred dividends and distributions	(17.1)		(26.2)
Funds from Operations contribution	171.6	63.5	150.0	60.4

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

(3)
Amortization of the additional basis included in depreciation and amortization was $4.9 million in both 2007 and 2006. Also, amortization of our additional basis in the Operating Partnership included in equity in income of Unconsolidated Joint Ventures was $1.9 million in both 2007 and 2006.

(4)	Preferred dividends for 2006 include $4.7 million of charges recognized in connection with the redemption of the remaining Series A and Series I Preferred Stock.
(5)	Amounts in this table may not add due to rounding.

Consolidated Businesses

Total revenues for the year ended December 31, 2007 were $626.8 million, a $47.5 million or 8.2% increase over 2006. Minimum rents increased $18.2 million, primarily due to The Pier Shops, which we began consolidating upon the acquisition of a controlling interest in the center, tenant rollovers, and increases in occupancy. Minimum rents also increased due to the October 2007 opening of Partridge Creek and the September 2007 expansion at Twelve Oaks. Expense recoveries increased primarily due to The Pier Shops, increases in recoverable costs at certain centers, Partridge Creek, and Twelve Oaks. Management, leasing, and development revenue increased primarily due to revenue on the Songdo development contract which was executed in January 2007 and includes revenue related to 2006 services. We expect that management, leasing, and development revenue, less taxes and other related expenses, will be between $6 million and $7 million in 2008. Other income increased primarily due to increases in sponsorship income, The Pier Shops, and parking-related revenue.

Total expenses were $554.7 million, a $27.6 million or 5.2% increase from 2006. Maintenance, taxes, and utilities expense increased primarily due to The Pier Shops, increases in maintenance costs and property taxes at certain centers, Partridge Creek, and Twelve Oaks. Other operating expense decreased due to decreases in the provision for bad debts, costs related to marketing and promotion, and professional fees, which were partially offset by increases due to The Pier Shops, pre-development costs, and property management costs. We expect that pre-development costs for both our domestic and Asia projects, which were $11.9 million in 2007, will be between $12 million and $13 million in 2008. Management, leasing, and development expense increased primarily due to activities related to the Songdo development contract. General and administrative expense remained relatively flat, with increases in compensation expenses and travel costs, offset in part by decreased bonus expense and the mark-to-market of long term grants that fluctuate with our stock price. We expect that general and administrative expenses will be approximately $8 million on average for each quarter of 2008. Interest expense increased due to The Pier Shops, interest on new debt used to fund the redemption of preferred stock in June 2006, the repurchase of common stock in 2007, Partridge Creek, and Twelve Oaks. These increases were partially offset by reduced rates on the refinancings of Dolphin and Cherry Creek, the pay off of Willow Bend, and the write-off in 2006 of financing costs related to the refinancing of Dolphin and the pay-off of the Willow Bend and Oyster Bay loans. In addition, excess proceeds received from the financing of Waterside in 2006 were used to pay down our lines of credit. Depreciation expense remained relatively flat, with decreases due to fully depreciated assets at certain centers and lower depreciation on CAM assets being offset by increases due to The Pier Shops, Partridge Creek, and changes in depreciable lives of tenant allowances and other assets in connection with early terminations.

Gains on land sales, interest income, and other was down $5.9 million in 2007 due to a decrease in interest income due to overall lower average cash balances in 2007 and a decrease in gains on peripheral land sales. There were $0.7 million of gains on land sales in 2007, compared to $4.1 million of gains in 2006.

Unconsolidated Joint Ventures

Total revenues for the year ended December 31, 2007 were $262.6 million, a $10.4 million or 4.1% increase from 2006. Minimum rents increased by $2.1 million due to tenant rollovers and the expansion at Stamford, which were partially offset by The Pier Shops and prior year adjustments at Arizona Mills. Expense recoveries increased primarily due to increases in recoverable costs at certain centers. Other income decreased primarily due to decreases in lease cancellation revenue.

Total expenses decreased by $0.9 million to $193.0 million for the year ended December 31, 2007. Maintenance, taxes, and utilities expenses increased due to increased maintenance costs, which were partially offset by The Pier Shops. Other operating expense decreased due to The Pier Shops, decreases in ground rent and costs related to marketing and promotion services, and professional fees. Interest expense increased primarily due to the new financing on Waterside in 2006 and the financing related to the land purchase at Sunvalley. Depreciation expense decreased due to prior year adjustments at Arizona Mills, a decrease in depreciation on CAM assets and changes in depreciable lives of tenant allowances in connection with early terminations, which were partially offset by increases due to Waterside.

As a result of the foregoing, income of the Unconsolidated Joint Ventures increased by $11.6 million to $71.2 million. We had an effective 6% interest in The Pier Shops based on relative equity contributions, prior to our acquisition of a controlling interest in April 2007 (see “Results of Operations – Openings, Expansions and Renovations, Acquisitions, and Disposition”). Our equity in income of the Unconsolidated Joint Ventures was $40.5 million, a $7.0 million increase from 2006.

Net Income

Our income before minority and preferred interests increased by $21.1 million to $116.2 million for 2007. Preferred dividends decreased due to the redemption of preferred stock in 2006. Preferred dividends in 2006 also included $4.7 million of charges recognized in connection with the redemption of the preferred stock (see “Results of Operations - Equity Transactions”). After allocation of income to minority and preferred interests, the net income allocable to common shareowners for 2007 was $48.5 million compared to $21.4 million in 2006.

Comparison of 2006 to 2005

The following table sets forth operating results for 2006 and 2005, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

2006		2005
CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)
                                                                    (in millions of dollars)
REVENUES:
Minimum rents	311.2	148.8	262.1	184.5
Percentage rents	14.7	8.0	9.8	8.1
Expense recoveries	206.2	85.6	164.6	104.1
Management, leasing and development services	11.8		13.8
Other	35.4	9.7	29.0	8.7
Total revenues	579.3	252.2	479.4	305.4

EXPENSES:
Maintenance, taxes, and utilities	152.9	64.3	126.4	71.3
Other operating	71.6	26.3	57.7	29.6
Management, leasing and development services	5.7		9.1
General and administrative	30.3		27.7
Interest expense (2)	128.6	57.6	121.6	67.6
Depreciation and amortization (3)	138.0	45.8	128.4	54.8
Total expenses	527.1	193.9	470.9	223.3

Gains on land sales, interest income, and other	9.5	1.3	6.5	0.8
	61.6	59.6	15.0	82.9
Equity in income of Unconsolidated Joint Ventures (3)(4)	33.5		42.5
Income before gain on disposition of interest in center and minority and preferred interests	95.1		57.4
Gain on disposition of interest in center (4)			52.8
Minority and preferred interests:
TRG preferred distributions	(2.5)		(2.5)
Minority share of income of consolidated joint ventures	(5.8)		(0.0)
Distributions in excess of minority share of income of consolidated joint ventures	(4.9)		(0.2)
Minority share of income of TRG	(22.8)		(40.4)
Distributions less than (in excess of) minority share of income of TRG	(14.1)		4.5
Net income	45.1		71.7
Preferred dividends (5)	(23.7)		(27.6)
Net income allocable to common shareowners	21.4		44.1

SUPPLEMENTAL INFORMATION:
EBITDA - 100%	328.2	162.9	265.0	205.3
EBITDA - outside partners' share	(33.2)	(71.4)	(14.9)	(91.9)
Beneficial interest in EBITDA	295.0	91.6	250.1	113.5
Beneficial interest expense	(115.8)	(31.2)	(116.1)	(37.6)
Non-real estate depreciation	(2.9)		(2.1)
Preferred dividends and distributions	(26.2)		(30.1)
Funds from Operations contribution	150.0	60.4	101.8	75.9

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

(4)
During 2005, a 50% owned unconsolidated joint venture sold its interest in Woodland. Our equity in the gain on the sale is separately presented on the income statement, and is therefore excluded from the equity in income of Unconsolidated Joint Ventures line item.

(5)
Preferred dividends for 2006 include $4.7 million of charges recognized in connection with the redemption of the remaining Series A and Series I Preferred Stock. Preferred dividends for 2005 include a $3.1 million charge recognized in connection with the partial redemption of the Series A Preferred Stock.

(6)	Amounts in this table may not add due to rounding.

Consolidated Businesses

Total revenues for the year ended December 31, 2006 were $579.3 million, a $99.9 million or 20.8% increase over 2005. Minimum rents increased $49.1 million, primarily due to Cherry Creek, which we began consolidating in 2006 upon our adoption of EITF 04-5, and the September 2005 opening of Northlake. Minimum rents also increased due to tenant rollovers. Percentage rents increased due to higher tenant sales and Cherry Creek. Expense recoveries increased primarily due to Cherry Creek and Northlake, and increases in recoverable costs. Management, leasing, and development revenue decreased primarily due to a reduction in reimbursable third-party costs, offset by increased revenues related to services from certain contracts. Other income increased primarily due to Cherry Creek, Northlake, and increases in lease cancellation revenue.

Total expenses were $527.1 million, a $56.2 million or 11.9% increase from 2005. Maintenance, taxes, and utilities expense increased primarily due to Cherry Creek, Northlake, and increases in maintenance costs, property taxes, and electricity expense at certain centers. Other operating expense increased primarily due to Cherry Creek and Northlake, as well as increases in bad debt expense, pre-development costs, and professional fees. Management, leasing, and development expense decreased primarily due to a reduction in reimbursable third-party costs. General and administrative expense increased primarily due to increases in compensation expenses, including bonus expense and the mark-to-market of long term grants that fluctuate with our stock price, which were partially offset by decreased severance costs. Interest expense increased due to Cherry Creek, Northlake, the higher balance on the refinancing of Short Hills, and increases in floating interest rates. These increases were partially offset by the pay-off of the Willow Bend and Oyster Bay loans and reduced rates on refinancings. Interest expense in 2006 also included the write-off of financing costs related to the respective pay-off and refinancing of the loans on Willow Bend and Dolphin, while interest expense in 2005 included charges incurred in connection with a prepayment premium and the write-off of financing costs related to the refinancing of Short Hills, the pay-off of the Northlake loan and a debt modification in connection with the pay-off of the Oyster Bay loan. Depreciation expense increased primarily due to Cherry Creek and Northlake, which were partially offset by a decrease due to fully depreciated assets at certain centers and changes in depreciable lives of tenant and anchor allowances in connection with early terminations during 2005.

Gains on land sales, interest income, and other increased due to higher interest rates and average cash balances in 2006, which were partially offset by a decrease in gains on peripheral land sales.

Unconsolidated Joint Ventures

Total revenues for the year ended December 31, 2006 were $252.2 million, a $53.2 million or 17.4% decrease from 2005. Minimum rents decreased $35.7 million, primarily due to the consolidation of Cherry Creek in 2006 and the sale of Woodland in December 2005, which were partially offset by the opening of The Pier Shops in June 2006, increases in occupancy, and tenant rollovers. Percentage rents remained relatively flat, with decreases due to Cherry Creek, offset by percentage rent from increased tenant sales. Expense recoveries decreased primarily due to Cherry Creek and Woodland, which were partially offset by increased recoverable costs at certain centers and The Pier Shops. Other income increased due to increases in lease cancellation income, which were partially offset by Cherry Creek and Woodland.

Total expenses decreased by $29.4 million to $193.9 million for the year ended December 31, 2006. Maintenance, taxes, and utilities expenses decreased primarily due to Cherry Creek and Woodland, which were partially offset by The Pier Shops and increases in maintenance costs and electricity expense at certain centers. Other operating expense decreased primarily due to Cherry Creek, Woodland, and decreases in professional fees, which were partially offset by increases related to The Pier Shops and bad debt expense. Interest expense decreased due to Cherry Creek, which was partially offset by The Pier Shops and the new financing of Waterside. Depreciation expense decreased primarily due to Cherry Creek and Woodland, which was partially offset by The Pier Shops.

As a result of the foregoing, income of the Unconsolidated Joint Ventures decreased by $23.3 million to $59.6 million. Our equity in income of the Unconsolidated Joint Ventures was $33.5 million, a $9.0 million decrease from 2005.

Net Income

Our income before the gain on disposition of our interest in Woodland and minority and preferred interests increased by $37.7 million to $95.1 million for 2006. In 2005, we recognized our $52.8 million share of the gain on the disposition of Woodland. Minority share of income of consolidated joint ventures increased due to Cherry Creek (see "Results of Operations - Presentation of Operating Results"). Preferred dividends in 2006 include $4.7 million of charges related to the redemption of the remaining Series A and Series I Preferred Stock. Preferred dividends in 2005 include a $3.1 million charge related to the partial redemption of the Series A Preferred Stock (see “Results of Operations - Equity Transactions”). After allocation of income to minority and preferred interests, the net income allocable to common shareowners for 2006 was $21.4 million compared to $44.1 million in 2005.

Reconciliation of Net Income Allocable to Common Shareowners to Funds from Operations

	2007	2006	2005
	(in millions of dollars, except as indicated)
Net income allocable to common shareowners	48.5	21.4	44.1

Add (less) depreciation and gains on dispositions of properties:
Gains on dispositions of interests in centers			(52.8)
Depreciation and amortization (1):
Consolidated businesses at 100%	137.9	138.0	128.4
Minority partners in consolidated joint ventures	(17.3)	(14.6)	(9.3)
Share of unconsolidated joint ventures	23.0	26.9	33.4
Non-real estate depreciation	(2.7)	(2.9)	(2.1)

Add minority interests in TRG:
Minority share of income in TRG	33.2	22.8	40.4
Distributions (less than) in excess of minority share of income of TRG	9.4	14.1	(4.5)
Distributions in excess of minority share of income of consolidated joint ventures	3.0	4.9	0.2

Funds from Operations	235.1	210.4	177.7

TCO’s average ownership percentage of TRG	66.1%	65.0%	62.2%

Funds from Operations allocable to TCO	155.4	136.7	110.6

(1)	Depreciation and amortization includes $11.3 million, $10.2 million, and $10.1 million of mall tenant allowance amortization for the years ended December 31, 2007, 2006, and 2005, respectively.
(2)	Amounts in this table may not add due to rounding.

Reconciliation of Net Income to Beneficial Interest in EBITDA

	2007	2006	2005
	(in millions of dollars, except as indicated)
Net income	63.1	45.1	71.7

Add (less) depreciation and gains on dispositions of properties:
Gains on dispositions of interests in centers			(52.8)
Depreciation and amortization:
Consolidated businesses at 100%	137.9	138.0	128.4
Minority partners in consolidated joint ventures	(17.3)	(14.6)	(9.3)
Share of unconsolidated joint ventures	23.0	26.9	33.4

Add (less) preferred interests and interest expense:
Preferred distributions	2.5	2.5	2.5
Interest expense:
Consolidated businesses at 100%	131.7	128.6	121.6
Minority partners in consolidated joint ventures	(14.3)	(12.9)	(5.5)
Share of unconsolidated joint ventures	33.3	31.2	37.6

Add minority interests in TRG:
Minority share of income in TRG	33.2	22.8	40.4
Distributions (less than) in excess of minority share of income of TRG	9.4	14.1	(4.5)
Distributions in excess of minority share of income of consolidated joint ventures	3.0	4.9	0.2

Beneficial interest in EBITDA	405.6	386.5	363.5

TCO’s average ownership percentage of TRG	66.1%	65.0%	62.2%

Beneficial interest in EBITDA allocable to TCO	268.0	251.1	226.4

(1)	Amounts in this table may not add due to rounding.

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

Summaries of 2007 Capital Activities and Transactions

As of December 31, 2007, we had a consolidated cash balance of $47.2 million, of which $1.0 million is restricted to specific uses stipulated by our lenders. We also have secured lines of credit of $550 million and $40 million. As of December 31, 2007, the total amounts borrowed on the $550 million and $40 million lines of credit were $279.0 million and $12.0 million, respectively. Our $550 million line of credit matures in February 2011 and has a one-year extension option. Our $40 million line of credit matures in February 2009.

During 2007, we:

•	Completed financings of approximately $335 million relating to a $200 million increase in our revolving line of credit and the refinancing of The Pier Shops.

•	Repurchased 1.0 million shares at an average price of $50.65 per share under our current repurchase program. An additional $50 million remains under our current authorization.

•	Repurchased 0.9 million shares at an average price of $54.15 per share under our previous repurchase program.

•	Increased our ownership in The Pier Shops to a 77.5% controlling interest.

•	Opened Partridge Creek and completed expansions at Twelve Oaks and Stamford.

•	Continued to be active in construction and development activities for both existing centers and centers currently under development.

These transactions are more fully described in “Results of Operations” and “Capital Spending”.

Operating Activities

Our net cash provided by operating activities was $257.8 million in 2007, compared to $223.5 million in 2006 and $184.6 million in 2005. In 2007, increases in cash related primarily to increases in rents, recoveries, and the opening of Partridge Creek. Cash flows in 2007 were also impacted by The Pier Shops, which we began consolidating upon the acquisition of a controlling interest in the center. In 2006, increases in cash related primarily to increases in rents, recoveries, lease cancellation revenue, the consolidation of Cherry Creek, and the full year of operations of Northlake. In 2005, increases in cash related primarily to increases in rents, the opening of Northlake, and additional operating cash flows due to International Plaza, which we began consolidating upon the acquisition of a controlling interest in the center. Included in interest expense in 2005 was a prepayment premium paid in connection with the Short Hills refinancing in December 2005 (see "Results of Operations - Debt Transactions").

Investing Activities

Net cash used in investing activities was $227.7 million in 2007 compared to $131.5 million in 2006 and $91.1 million in 2005. Cash used in investing activities was impacted by the timing of capital expenditures, with additions to properties in 2007, 2006, and 2005 for the construction of Partridge Creek and Northlake, the expansion and renovation at Twelve Oaks, the acquisition of land for future development, and our Oyster Bay Project, as well as other development activities and other capital items. Additions to properties in 2007 also included costs to complete construction at The Pier Shops, paid subsequent to our acquisition of a controlling interest. A tabular presentation of 2007 and 2006 capital spending is shown in “Capital Spending”. During April 2007, we purchased a controlling interest in The Pier Shops for $24.5 million in cash, and upon its consolidation we included its $33.4 million balance of cash on our balance sheet. During 2007, we issued $2.2 million in notes receivable in connection with the construction of certain tenant leasehold improvements. Contributions to Unconsolidated Joint Ventures of $15.2 million in 2007 were made primarily to fund the expansions at Stamford and Waterside. Contributions to Unconsolidated Joint Ventures of $25.3 million in 2006 were made primarily to purchase land that Sunvalley is located on and to fund the expansion at Waterside, while $30.4 million of contributions in 2005 were made primarily for the purchase of anchor spaces at Stamford and Cherry Creek, the initial contribution to The Pier Shops, and to fund construction at Waterside. Also in 2007, $3.4 million was used to acquire marketable equity securities and other assets.

Sources of cash used in funding these investing activities, other than cash flows from operating activities, included distributions from Unconsolidated Joint Ventures, as well as the transactions described under Financing Activities. Distributions in excess of earnings from Unconsolidated Joint Ventures provided $3.0 million in 2007. Distributions in excess of earnings from Unconsolidated Joint Ventures provided $57.6 million and $17.1 million in 2006 and 2005, respectively. The amounts in 2006 included proceeds from the Waterside financing and, in 2005, included amounts for Cherry Creek, which was consolidated in 2006, and Woodland, which was sold in 2005. Net proceeds from sales of peripheral land were $1.1 million, $5.4 million and $6.1 million in 2007, 2006, and 2005, respectively. The timing of land sales is variable and proceeds from land sales can vary significantly from period to period. During 2005, $76.4 million of escrowed cash was received in connection with the sale of Woodland and used in 2006 for the purchase of replacement property. In addition, a $9.0 million note received in connection with the sale of Woodland was collected in 2006.

Financing Activities

Net cash used in financing activities was $9.3 million in 2007, compared to $231.6 million of net cash used in 2006, and $41.0 million of net cash provided by financing activities in 2005.

Net cash used in or provided by financing activities was primarily impacted by cash requirements of the investing activities described in the preceding section. Proceeds from the issuance of debt, net of payments and issuance costs, were $244.2 million in 2007, compared to $51.6 million in 2006 and $157.4 million in 2005. Repurchases of common stock totaled $100.0 million in 2007. In 2006 we used the proceeds from the issuance of the $113 million Series I Preferred Stock to redeem the remaining outstanding Series A Preferred Stock. The Series I Preferred Stock was subsequently redeemed in 2006. In 2005 we used $87 million in proceeds from the issuance of Series H Preferred Stock to redeem a portion of Series A Preferred Stock. Equity issuance costs were $0.6 million and $3.2 million in 2006 and 2005, respectively. Issuance of stock and partnership units related to the exercise of employee options contributed $0.4 million and $6.7 million in 2007 and 2005, respectively. The third-party owner of Partridge Creek contributed $9.0 million in 2006 to fund the project (see “Contractual Obligations – The Mall at Partridge Creek Contractual Obligations” regarding the ownership structure of this project). Total dividends and distributions paid were $149.7 million, $178.6 million, and $119.9 million in 2007, 2006, and 2005, respectively. Distributions to minority interests in 2006 include $45.3 million of excess proceeds from the refinancing of Cherry Creek.

Beneficial Interest in Debt

At December 31, 2007, the Operating Partnership's debt and its beneficial interest in the debt of its Consolidated and Unconsolidated Joint Ventures totaled $2,933.5 million, with an average interest rate of 5.71% excluding amortization of debt issuance costs and the effects of interest rate hedging instruments. These costs are reported as interest expense in the results of operations. Interest expense for the year ended December 31, 2007 includes $0.6 million of non-cash amortization relating to acquisitions, or 0.02% of the average all-in rate. Beneficial interest in debt includes debt used to fund development and expansion costs. Beneficial interest in construction work in progress totaled $180.2 million as of December 31, 2007, which includes $169.0 million of assets on which interest is being capitalized. Beneficial interest in capitalized interest was $14.6 million for 2007. The following table presents information about our beneficial interest in debt as of December 31, 2007:

	Amount	Interest Rate Including Spread
	(in millions of dollars)
Fixed rate debt	2,564.4	5.68%	(1)

Floating rate debt:
Swapped through October 2012	15.0	5.95%
Floating month to month	354.2	5.94%	(1)
Total floating rate debt	369.2	5.94%	(1)

Total beneficial interest in debt	2,933.5	5.71%	(1)

Amortization of financing costs (2)		0.16%
Average all-in rate		5.87%

(1)	Represents weighted average interest rate before amortization of financing costs.
(2)	Financing costs include financing fees, interest rate cap premiums, and losses on settlement of derivatives used to hedge the refinancing of certain fixed rate debt.
(3)	Amounts in table may not add due to rounding.

We have a loan maturing in 2008 at Fair Oaks. The $140 million 6.6% fixed rate loan on Fair Oaks is expected to be refinanced in April 2008 with a short term floating rate loan of approximately $250 million, similar in maturity to the January 2008 International Plaza financing (see “Results of Operations - Subsequent Events”). The current loan is prepayable without penalty. We have no other center loans maturing until 2010.

Sensitivity Analysis

We have exposure to interest rate risk on our debt obligations and interest rate instruments. We use derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. We routinely use cap, swap, and treasury lock agreements to meet these objectives. Based on the Operating Partnership's beneficial interest in floating rate debt in effect at December 31, 2007 and 2006, a one percent increase or decrease in interest rates on this floating rate debt would decrease or increase cash flows by approximately $3.5 million and $0.9 million, respectively, and, due to the effect of capitalized interest, annual earnings by approximately $3.3 million and $0.8 million, respectively. The effect of a change in interest rates on cash flows and annual earnings in 2007 was impacted by an increase in our floating rate debt from 2006 to 2007. Based on our consolidated debt and interest rates in effect at December 31, 2007 and 2006, a one percent increase in interest rates would decrease the fair value of debt by approximately $126.1 million and $126.2 million, respectively, while a one percent decrease in interest rates would increase the fair value of debt by approximately $135.2 million and $134.9 million, respectively.

Contractual Obligations

In conducting our business, we enter into various contractual obligations, including those for debt, capital leases for property improvements, operating leases for land and office space, purchase obligations (primarily for construction), and other long-term commitments. Detail of these obligations as of December 31, 2007 for our consolidated businesses, including expected settlement periods, is contained below:

	Payments due by period
	Total	Less than 1 year (2008)	1-3 years (2009-2010)	3-5 years (2011-2012)	More than 5 years (2013+)
	(in millions of dollars)

Debt (1)	2,701.0	188.6	229.7	374.1	1,908.6
Interest payments (1)	921.8	146.5	284.4	218.6	272.5
Capital lease obligations	6.0	3.1	2.7	0.2
Operating leases	446.8	10.1	20.7	15.5	400.5
Purchase obligations:
Planned capital spending (2)	105.4	105.4
Other purchase obligations (3)	20.6	3.5	6.4	5.2	5.4
Other long-term liabilities (4)	73.4	1.0	4.8	1.8	65.8
Total	4,275.0	458.2	548.7	615.4	2,652.8

(1)
The settlement periods for debt do not consider extension options. Amounts relating to interest on floating rate debt are calculated based on the debt balances and interest rates as of December 31, 2007.

(2)	As of December 31, 2007, we were contractually committed for $23.5 million of this planned spending. See “Planned Capital Spending” for detail regarding planned spending.
(3)	Excludes purchase agreements with cancellation provisions of 90 days or less.
(4)	Other long-term liabilities consist of various accrued liabilities, most significantly assessment bond obligations and long-term incentive compensation.
(5)	Amounts in this table may not add due to rounding.

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

Funding for the project is provided by the following sources. We provide approximately 45% of the project funding under a junior subordinated financing. The owner has provided $9 million in equity. Funding for the remaining project costs was provided by the owner’s third-party construction loan, which has a balance of $62.1 million as of December 31, 2007 (see “Results of Operations - Debt Transactions”).

We have an option to purchase the property and assume the ground lease from the owner during the 30-month exchange period ending December 2008. The option, if exercised, will provide the owner a 12% cumulative return on its equity. In the event that we do not exercise our right to purchase the property from the owner, the owner will have the right to sell all of its interest in the property, provided that the purchaser shall assume all of the obligations and be assigned all of the owner's rights under the ground lease, the operating lease, and any remaining obligations under the loans.

We have guaranteed the lease payments on the operating lease (excluding annual supplemental rent equal to 1.67% of the owner's outstanding equity balance, commencing after the exchange period). The lease payments are structured to cover debt service, ground rent payments, and other expenses of the lessor. We consolidate the accounts of the owner. The junior loan and other intercompany transactions are eliminated in consolidation.

Loan Commitments and Guarantees

Certain loan agreements contain various restrictive covenants, including a minimum net worth requirement, minimum interest coverage ratios, a maximum payout ratio on distributions, a minimum debt yield ratio, a minimum fixed charges coverage ratio, and a maximum leverage ratio, the latter being the most restrictive. We are in compliance with all of our covenants as of December 31, 2007. The maximum payout ratio on distributions covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain our tax status, pay preferred distributions, and for distributions related to the sale of certain assets. See “Note 10 – Notes Payable – Debt Covenants and Guarantees” to the consolidated financial statements for more details.

Cash Tender Agreement

A. Alfred Taubman has the annual right to tender units of partnership interest in the Operating Partnership and cause us to purchase the tendered interests at a purchase price based on a market valuation of TCO on the trading date immediately preceding the date of the tender. See “Note 16 – Commitments and Contingencies” to the consolidated financial statements for more details.

Capital Spending

Capital spending for routine maintenance of the shopping centers is generally recovered from tenants. Capital spending during 2007, excluding acquisitions, is summarized in the following table:

	2007 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions of dollars)
New Development Projects:
Pre-construction development activities (2)	30.6	30.1
New centers (3)	87.7	87.1

Existing Centers:
Renovation projects with incremental GLA and/or anchor replacement (4)	53.7	51.0	68.0	27.6
Renovations with no incremental GLA effect and other	3.0	2.9	4.0	2.3
Mall tenant allowances (5)	18.5	17.1	1.8	1.0
Asset replacement costs reimbursable by tenants	34.0	32.6	4.7	2.7

Corporate office improvements and equipment	1.8	1.8

Additions to properties	229.2	222.6	78.6	33.5

(1)	Costs are net of intercompany profits and are computed on an accrual basis.
(2)	Primarily includes costs to acquire and improve land for future development in North Atlanta, Georgia, and project costs of Oyster Bay.
(3)	Includes costs related to Partridge Creek and The Pier Shops (subsequent to the acquisition).
(4)	Includes costs related to the renovation at Stamford Town Center and the expansion at Twelve Oaks.
(5)	Excludes initial lease-up costs.
(6)	Amounts in this table may not add due to rounding.

The following table presents a reconciliation of the Consolidated Businesses’ capital spending shown above (on an accrual basis) to additions to properties (on a cash basis) as presented in our Consolidated Statement of Cash Flows for the year ended December 31, 2007:

(in millions of dollars)
Consolidated Businesses’ capital spending	229.2
Differences between cash and accrual basis	(9.4)
Additions to properties	219.8

Capital spending during 2006, excluding acquisitions, is summarized in the following table:

	2006 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions of dollars)
New Development Projects:
Pre-construction development activities (2)	25.6	25.6
New centers (3)	41.4	41.4

Existing Centers:
Renovation projects with incremental GLA and/or anchor replacement (4)	38.8	38.8	33.2	9.9
Renovations with no incremental GLA effect and other	9.0	8.7	4.9	2.4
Mall tenant allowances (5)	14.6	14.1	5.1	2.5
Asset replacement costs reimbursable by tenants	14.0	12.9	5.3	3.0

Corporate office improvements and equipment	8.6	8.6

Additions to properties	151.9	150.0	48.5	17.9

(1)	Costs are net of intercompany profits and are computed on an accrual basis.
(2)	Primarily includes project costs of Oyster Bay.
(3)	Includes costs related to Partridge Creek.
(4)	Includes costs related to renovations and expansions at Stamford Town Center, Twelve Oaks, and Waterside.
(5)	Excludes initial lease-up costs.
(6)	Amounts in this table may not add due to rounding.

The Operating Partnership's share of mall tenant allowances per square foot leased, committed under contracts during the year, excluding expansion space and new developments, was $18.47 in 2007 and $19.05 in 2006. In addition, the Operating Partnership's share of capitalized leasing and tenant coordination costs excluding new developments, was $7.7 million and $6.6 million in 2007 and 2006, respectively, or $7.52 and $5.64, in 2007 and 2006, respectively, per square foot leased.

Planned Capital Spending

The following table summarizes planned capital spending for 2008, excluding costs related to City Creek Center, Asia projects, and other projects or expansions for which budgets have not yet been approved by the Board of Directors:

	2008 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions of dollars)
New development projects(2)	24.2	24.2
Existing centers(3)	79.4	70.6	23.2	14.3
Corporate office improvements and equipment	1.8	1.8
Total	105.4	96.6	23.2	14.3

(1)	Costs are net of intercompany profits.
(2)	Primarily includes costs related to Oyster Bay. Excludes $54 million paid in 2008 relating to the Macao project.
(3)	Primarily includes costs related to the renovation at Fairlane, mall tenant allowances, and asset replacement costs reimbursable by tenants.
(4)	Amounts in this table may not add due to rounding.

Estimates of future capital spending include only projects approved by our Board of Directors and, consequently, estimates will change as new projects are approved. Costs of potential development projects, including our exploration of development possibilities in Asia, are expensed until we conclude that it is probable that the project will reach a successful conclusion. Given the high probability of our moving forward on projects in Salt Lake City and Macao, we are capitalizing our costs. As of December 31, 2007, the combined capitalized costs of these projects were $2.3 million. Both projects are under construction, although it may be some time before the contingencies on the Macao project are met and the final agreements on the City Creek Center project are executed because of their complexity. Until then, costs of these projects (excluding the $54 million initial Macao payment) will continue to be relatively modest.

Disclosures regarding planned capital spending, including estimates regarding capital expenditures, occupancy, and returns on new developments presented below are forward-looking statements and certain significant factors could cause the actual results to differ materially, including but not limited to (1) actual results of negotiations with anchors, tenants, and contractors, (2) timing and outcome of litigation and entitlement processes, (3) changes in the scope, number, and valuation of projects, (4) cost overruns, (5) timing of expenditures, (6) financing considerations, (7) actual time to complete projects, (8) changes in economic climate, (9) competition from others attracting tenants and customers, (10) increases in operating costs, (11) timing of tenant openings, and (12) early lease terminations and bankruptcies.

New Centers

We are finalizing a development agreement regarding City Creek Center, a mixed-use project in Salt Lake City, Utah. The project is currently under construction and is now expected to open in late 2011. The 0.8 million square foot retail component of the project will include Macy’s and Nordstrom as anchors. We have been a consultant throughout the planning process for this project and are finalizing agreements to develop, manage, lease, and own the retail space under a participating lease. When we have finalized these complex agreements, we will provide the anticipated costs and returns.

In June 2007, the Supreme Court of the State of New York (Suffolk County) affirmed that the Town of Oyster Bay had not provided a basis to deny our application to build our Oyster Bay project in Syosset, Long Island, New York. In September 2007, the Oyster Bay Town Board adopted a resolution citing its reasons for denying our application for a special use permit and submitted it to the Court. We responded with a motion asking the Court to order the town to issue the permit. We continue to be confident that it is probable we will prevail and build the mall, which has over 60% of the space committed and will be anchored by Neiman Marcus, Nordstrom, and Barney’s New York. Once the litigation is fully resolved and permits are issued, we are ready to begin construction. However, if we are ultimately unsuccessful, it is anticipated that the recovery on this asset would be significantly less than our current investment. Depending on the timing of the construction and opening of the center, we anticipate spending as much as $500 million on the project and receiving a 7% minimum return. Our investment in this project as of December 31, 2007 was $143 million. With capitalized interest, storage costs, leasing, and other ongoing expenditures, we expect our investment to increase $4 million to $5 million each quarter. If we were to determine for any period that sufficient development activities were not underway to permit capitalization of interest and other carrying costs, these costs, which comprise the majority of the quarterly spending, would be expensed as incurred.

In 2007, we entered into an agreement to provide development services for a 1.1 million square foot retail and entertainment complex in Songdo International Business District (Songdo), Incheon, South Korea. We also finalized an agreement to provide management and leasing services for the retail component. The shopping complex is expected to open in fall 2010, with construction beginning in the middle of 2008. We have negotiated the opportunity to invest, at our option, in a portion of the broader project, which will include not only retail, but other uses. We anticipate finalizing our decision on this investment in the first half of 2008.

In February 2008, we announced that Taubman Asia is acquiring a 25% interest in The Mall at Studio City, the retail component of Macao Studio City, a major mixed-use project, which has begun construction on the Cotai Strip in Macao, China. In addition, Taubman Asia entered into long-term agreements to perform development, management and leasing services for the shopping center. Our total investment in the project (including the initial payment, allocation of construction debt and additional payments anticipated in years two and five after opening) is expected to be approximately $200 million, with an anticipated after-tax return of about 10%. Taubman Asia’s investment is in a joint venture with Cyber One and will be accounted for under the equity method. Macao Studio City is being developed by Cyber One, a joint venture between New Cotai, LLC and East Asia Satellite Television Holdings, a subsidiary of eSun. Our $54 million initial cash payment has been placed into escrow until eSun shareholder approval is received and financing for the overall project is completed, which is expected to occur within the first half of 2008. In addition, our services agreements are also conditional upon eSun shareholder approval. We are anticipating a late 2009 opening, subject to final construction scheduling, which is expected to be finalized during 2008.

Land

In January 2007, we acquired land for future development in North Atlanta, Georgia for $15.5 million. A portion of this land is expected to be sold for various uses.

Dividends

We pay regular quarterly dividends to our common and Series G and Series H preferred shareowners. Dividends to our common shareowners are at the discretion of the Board of Directors and depend on the cash available to us, our financial condition, capital and other requirements, and such other factors as the Board of Directors deems relevant. To qualify as a REIT, we must distribute at least 90% of our REIT taxable income prior to net capital gains to our shareowners, as well as meet certain other requirements. We must pay these distributions in the taxable year the income is recognized, or in the following taxable year if they are declared during the last three months of the taxable year, payable to shareowners of record on a specified date during such period and paid during January of the following year. Such distributions are treated as paid by us and received by our shareowners on December 31 of the year in which they are declared. In addition, at our election, a distribution for a taxable year may be declared in the following taxable year if it is declared before we timely file our tax return for such year and if paid on or before the first regular dividend payment after such declaration. These distributions qualify as dividends paid for the 90% REIT distribution test for the previous year and are taxable to holders of our capital stock in the year in which paid. Preferred dividends accrue regardless of whether earnings, cash availability, or contractual obligations were to prohibit the current payment of dividends.

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

On December 11, 2007, we declared a quarterly dividend of $0.415 per common share that was paid on January 22, 2008 to shareowners of record on December 31, 2007. We declared a quarterly dividend of $0.50 per share on our 8% Series G Preferred Stock, paid December 31, 2007 to shareowners of record on December 21, 2007. We also declared a quarterly dividend of $0.4765625 per share on our 7.625% Series H Preferred Stock, paid on December 31, 2007 to shareowners of record on December 21, 2007.

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

Item 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the Company’s fourth quarter 2007 evaluation of such internal control that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION.

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “Proposal 1-Election of Directors—Directors and Executive Officers,” “Proposal 1-Election of Directors—Committees of the Board,” "Proposal 1-Election of Directors—Corporate Governance,” and “Additional Information—Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2007:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders: (1)
Incentive Option Plan	1,330,646	$36.54		887,736
The Taubman Company 2005 Long-Term Incentive Plan	358,297		(2)	1,125,885
	1,688,943	36.54		2,013,621
Equity compensation plan not approved by security holders - (3)
Non-Employee Directors’ Deferred Compensation Plan	14,988		(4)		(5)
	1,703,931	$36.54		2,013,621

(1)
Consists of TRG's 1992 Incentive Option Plan, as amended, and The Taubman Company 2005 Long-Term Incentive Plan. Under the 1992 Incentive Option Plan, employees receive Units of Partnership Interest in TRG upon the exercise of their vested options, and each Unit can be converted into one share of Common Stock under the Continuing Offer. Excludes 871,262 deferred units, the receipt of which were deferred by Robert S. Taubman at the time he exercised options in 2002; the options were initially granted under TRG's 1992 Incentive Option Plan (See Note 14 to our consolidated financial statements included at Item 15 (a) (1)). Under The Taubman Company 2005 Long-Term Incentive Plan, employees receive restricted stock units, which represent the right to one share of Common Stock upon vesting. The Taubman Centers, Inc. Non-Employee Directors' Stock Grant Plan was also approved by security holders, but is not included in the table above because issuances under such plan consist of stock grants with no exercise price and such plan does not have a limit on the aggregate number of shares that can be issued thereunder. Under the Taubman Centers, Inc. Non-Employee Directors' Stock Grant Plan, non-employee directors received grants of Common Stock on a quarterly basis having a value of $12,500.

(2)	Excludes restricted stock units issued under The Taubman Company 2005 Long-Term Incentive Plan because they are converted into Common Stock on a one-for-one basis at no additional cost.
(3)
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

(4)	The restricted stock units are excluded because they are converted into Common Stock on a one-for-one basis at no additional cost.
(5)	The number of securities available for future issuance is unlimited and will reflect whether non-employee directors elect to defer all or a portion of their annual retainers.

Additional information required by this item is hereby incorporated by reference to the table and related footnotes appearing in the Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Related Person Transactions,” and "Proposal 1-Election of Directors—Committees of the Board.”

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Audit Committee Disclosure.”

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

15(a)(1)	The following financial statements of Taubman Centers, Inc. and the Reports of Independent Registered Public Accounting Firm thereon are filed with this report:

15(a)(2)	The following is a list of the financial statement schedules required by Item 15(d):

TAUBMAN CENTERS, INC.
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2007, 2006, and 2005	F-35
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2007	F-36

15(a)(3)

3(a)	--	Restated By-Laws of Taubman Centers, Inc. (incorporated herein by reference to Exhibit 3 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

3(b)	--
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
Amended and Restated Promissory Note A-1, dated December 14, 2005, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company (incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K dated December 16, 2005).

4(e)	--
Amended and Restated Promissory Note A-2, dated December 14, 2005, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company (incorporated by reference to Exhibit 4.2 filed with the Registrant’s Current Report on Form 8-K dated December 16, 2005).

4(f)	--
Amended and Restated Promissory Note A-3, dated December 14, 2005, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company (incorporated by reference to Exhibit 4.3 filed with the Registrant’s Current Report on Form 8-K dated December 16, 2005).

4(g)	--
Amended and Restated Mortgage, Security Agreement and Fixture Filings, dated December 14, 2005 by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company (incorporated by reference to Exhibit 4.4 filed with the Registrant’s Current Report on Form 8-K dated December 16, 2005).

4(h)	--
Amended and Restated Assignment of Leases, dated December 14, 2005, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company (incorporated by reference to Exhibit 4.5 filed with the Registrant’s Current Report on Form 8-K dated December 16, 2005).

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
Second Amended and Restated Secured Revolving Credit Agreement, dated as of November 1, 2007, by and among Dolphin Mall Associates Limited Partnership, Fairlane Town Center LLC and Twelve Oaks Mall, LLC, as Borrowers, Eurohypo AG, New York Branch, as Administrative Agent and Lead Arranger, and the various lenders and agents on the signature pages thereto (incorporated herein by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K dated November 1, 2007).

4(k)	--
Second Amended and Restated Mortgage, Assignment of Leases and Rents and Security Agreement, dated as of August 9, 2006, by and between Dolphin Mall Associates Limited Partnership and Eurohypo AG, New York Branch, as Administrative Agent (incorporated herein by reference to Exhibit 4.5 filed with the Registrant’s Current Report on Form 8-K dated August 9, 2006).

4(l)	--
Third Amended and Restated Mortgage, Assignment of Leases and Rents and Security Agreement, dated as of November 1, 2007, by and between Dolphin Mall Associates Limited Partnership and Eurohypo AG, New York Branch, as Administrative Agent (incorporated herein by reference to Exhibit 4.5 filed with the Registrant’s Current Report on Form 8-K dated November 1, 2007).

4(m)	--
Amended and Restated Mortgage, dated as of August 9, 2006, by and between Fairlane Town Center LLC and Eurohypo AG, New York Branch, as Administrative Agent (incorporated herein by reference to Exhibit 4.3 filed with the Registrant’s Current Report on Form 8-K dated August 9, 2006).

4(n)	--
Second Amended and Restated Mortgage, dated as of November 1, 2007, by and between Fairlane Town Center LLC and Eurohypo AG, New York Branch, as Administrative Agent (incorporated herein by reference to Exhibit 4.3 filed with the Registrant’s Current Report on Form 8-K dated November 1, 2007).

4(o)	--
Amended and Restated Mortgage, dated as of August 9, 2006, by and between Twelve Oaks Mall, LLC and Eurohypo AG, New York Branch, as Administrative Agent (incorporated herein by reference to Exhibit 4.4 filed with the Registrant’s Current Report on Form 8-K dated August 9, 2006).

4(p)	--
Second Amended and Restated Mortgage, dated as of November 1, 2007, by and between Twelve Oaks Mall, LLC and Eurohypo AG, New York Branch, as Administrative Agent (incorporated herein by reference to Exhibit 4.4 filed with the Registrant’s Current Report on Form 8-K dated November 1, 2007).

4(q)	--
Guaranty of Payment, dated as of August 9, 2006, by and among The Taubman Realty Group Limited Partnership, Fairlane Town Center LLC and Twelve Oaks Mall, LLC (incorporated herein by reference to Exhibit 4.2 filed with the Registrant’s Current Report on Form 8-K dated August 9, 2006).

4(r)	--
Guaranty of Payment, dated as of November 1, 2007, by and among The Taubman Realty Group Limited Partnership, Fairlane Town Center LLC and Twelve Oaks Mall, LLC (incorporated herein by reference to Exhibit 4.2 filed with the Registrant’s Current Report on Form 8-K dated November 1, 2007).

4(s)	--
Loan Agreement dated January 8, 2008, by and between Tampa Westshore Associates Limited Partnership and Eurohypo AG, New York Branch, as Administrative Agent, Joint Lead Arranger and Joint Book Runner and the various lenders and agents on the signature pages thereto (incorporated herein by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K dated January 8, 2008).

4(t)	--
Amended and Restated Leasehold Mortgage, Security Agreement and Financing Statement dated January 8, 2008, by Tampa Westshore Associates Limited Partnership, in favor of Eurohypo AG, New York Branch, as Administrative Agent (incorporated herein by reference to Exhibit 4.2 filed with the Registrant’s Current Report on Form 8-K dated January 8, 2008).

4(u)	--
Assignment of Leases and Rents dated January 8, 2008, by Tampa Westshore Associates Limited Partnership, in favor of Eurohypo AG, New York Branch, as Administrative Agent (incorporated herein by reference to Exhibit 4.3 filed with the Registrant’s Current Report on Form 8-K dated January 8, 2008).

4(v)	--
Carveout Guaranty dated January 8, 2008, by The Taubman Realty Group Limited Partnership to and for the benefit of Eurohypo AG, New York Branch, as Administrative Agent (incorporated herein by reference to Exhibit 4.4 filed with the Registrant’s Current Report on Form 8-K dated January 8, 2008).

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
Second Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated Effective as of September 30, 1997 (incorporated herein by reference to Exhibit 10(c) filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 Form 10-K”)).

*10(d)	--
Third Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated Effective as of September 30, 1997 (incorporated herein by reference to Exhibit 10(d) filed with the 2004 Form 10-K).

*10(e)	--
Fourth Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated Effective as of September 30, 1997 (incorporated herein by reference to Exhibit 10(a) filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

*10(f)	--	The Form of The Taubman Realty Group Limited Partnership 1992 Incentive Option Plan Option Agreement (incorporated herein by reference to Exhibit 10(e) filed with the 2004 Form 10-K).

10(g)	--
Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager (incorporated herein by reference to Exhibit 10(f) filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992).

10(h)	--
Amended and Restated Cash Tender Agreement among Taubman Centers, Inc., The Taubman Realty Group Limited Partnership, and A. Alfred Taubman, A. Alfred Taubman, acting not individually but as Trustee of the A. Alfred Taubman Restated Revocable Trust, and TRA Partners, (incorporated herein by reference to Exhibit 10 (a) filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (“2000 Second Quarter Form 10-Q”)).

*10(i)	--	Supplemental Retirement Savings Plan (incorporated herein by reference to Exhibit 10(i) filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

*10(j)	--	The Taubman Company Long-Term Compensation Plan (as amended and restated effective January 1, 2000) (incorporated herein by reference to Exhibit 10 (c) filed with the 2000 Second Quarter Form 10-Q).

*10(k)	--
First Amendment to the Taubman Company Long-Term Compensation Plan (as amended and restated effective January 1, 2000) (incorporated herein by reference to Exhibit 10(m) filed with the 2004 Form 10-K).

*10(l)	--
Second Amendment to the Taubman Company Long-Term Performance Compensation Plan (as amended and restated effective January 1, 2000)(incorporated herein by reference to Exhibit 10(n) filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005).

*10(m)	--	The Taubman Company 2005 Long-Term Incentive Plan (incorporated herein by reference to the Form DEF14A filed with the Securities and Exchange Commission on April 5, 2005).

*10(n)	--
Employment Agreement between The Taubman Company Limited Partnership and Lisa A. Payne (incorporated herein by reference to Exhibit 10 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

*10(o)	--
Change of Control Agreement, dated July 17, 2006, by and among the Company, Taubman Realty Group Limited Partnership, and Lisa A. Payne (incorporated herein by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K dated July 17, 2006).

*10(p)	--	Form of Change of Control Agreement (incorporated herein by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K dated July 17, 2006).

10(q)	--	Second Amended and Restated Continuing Offer, dated as of May 16, 2000. (incorporated herein by reference to Exhibit 10 (b) filed with the 2000 Second Quarter Form 10-Q).

10(r)	--
The Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership dated September 30, 1998 (incorporated herein by reference to Exhibit 10 filed with the Registrant’s Quarterly Report on Form 10-Q dated September 30, 1998).

10(s)	--
Annex II to Second Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership (incorporated herein by reference to Exhibit 10(p) filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10(t)	--
Annex III to The Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership, dated as of May 27, 2004 (incorporated by reference to Exhibit 10(c) filed with the 2004 Second Quarter Form 10-Q).

10(u)	--
Second Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership effective as of September 3, 1999 (incorporated herein by reference to Exhibit 10(a) filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10(v)	--
Third Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership, dated May 2, 2003 (incorporated herein by reference to Exhibit 10(a) filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

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

10(z)	--	Seventh Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership, dated December 14, 2007.

10(aa)	--
Amended and Restated Shareholders' Agreement dated as of October 30, 2001 among Taub-Co Management, Inc., The Taubman Realty Group Limited Partnership, The A. Alfred Taubman Restated Revocable Trust, and Taub-Co Holdings LLC (incorporated herein by reference to Exhibit 10(q) filed with the 2001 Form 10-K).

*10(ab)	--	The Taubman Realty Group Limited Partnership and The Taubman Company LLC Election and Option Deferral Agreement (incorporated herein by reference to Exhibit 10(r) filed with the 2001 Form 10-K).

10(ac)	--
Operating Agreement of Taubman Land Associates, a Delaware Limited Liability Company, dated October 20, 2006 (incorporated herein by reference to Exhibit 10(ab) filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”)).

10(ad)	--
Amended and Restated Agreement of Partnership of Sunvalley Associates, a California general partnership (incorporated herein by reference to Exhibit 10(a) filed with the Registrant’s Amended Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2002).

*10(ae)	--	Summary of Compensation for the Board of Directors of Taubman Centers, Inc. (incorporated herein by reference to Exhibit 10(ae) filed with the 2006 Form 10-K).

*10(af)	--	The Form of The Taubman Company Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K dated May 18, 2005).

*10(ag)	--	The Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan (incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K dated May 18, 2005).

*10(ah)	--
The Form of The Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan (incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K dated May 18, 2005).

12	--	Statement Re: Computation of Taubman Centers, Inc. Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

21	--	Subsidiaries of Taubman Centers, Inc.

23	--	Consent of Independent Registered Public Accounting Firm.

24	--	Powers of Attorney.

31(a)	--	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	--	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	--	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	--	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(a)	--	Debt Maturity Schedule.

99(b)	--	Real Estate and Accumulated Depreciation Schedule of the Unconsolidated Joint Ventures of The Taubman Realty Group Limited Partnership.

*	A management contract or compensatory plan or arrangement required to be filed.

15(b)	The list of exhibits filed with this report is set forth in response to Item 15(a)(3). The required exhibit index has been filed with the exhibits.

15(c)	The financial statement schedules of the Company listed at Item 15(a)(2) are filed pursuant to this Item 15(c).

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

The management of Taubman Centers, Inc. is required to assess the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. Management bases this assessment of the effectiveness of its internal control on recognized control criteria, the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has completed its assessment as of December 31, 2007.

Based on its assessment, management believes that Taubman Centers, Inc. maintained effective internal control over financial reporting as of December 31, 2007. The independent registered public accounting firm, KPMG LLP, that audited the 2007 financial statements included in this annual report have issued an audit report on the Company’s system of internal controls over financial reporting, also included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareowners
Taubman Centers, Inc.:

We have audited the accompanying consolidated balance sheets of Taubman Centers, Inc. (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareowners’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules listed in the Index at Item 15 (a) (2). These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of quantifying errors in 2006 pursuant to SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” Also, as discussed in Note 1 to the consolidated financial statements, the Company began consolidating as of January 1, 2006, the entity that owns Cherry Creek Shopping Center, pursuant to the transition methodology provided in Emerging Issues Task Force Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership of Similar Entity When the Limited Partners Have Certain Rights.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP
Chicago, Illinois
February 26, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareowners
Taubman Centers, Inc.:

We have audited Taubman Centers, Inc.’s (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareowners’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 26, 2008 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP
Chicago, Illinois
February 26, 2008

TAUBMAN CENTERS, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	December 31
	2007	2006
Assets:
Properties (Notes 6 and 10)	$3,781,136	$3,398,122
Accumulated depreciation and amortization (Note 6)	(933,275)	(821,384)
	$2,847,861	$2,576,738
Investment in Unconsolidated Joint Ventures (Note 7)	92,117	86,493
Cash and cash equivalents	47,166	26,282
Accounts and notes receivable, less provision for bad debts of $6,694 and $7,581 in 2007 and 2006 (Note 8)	52,161	36,650
Accounts receivable from related parties (Note 13)	2,283	2,444
Deferred charges and other assets (Note 9)	109,719	98,015
	$3,151,307	$2,826,622
Liabilities:
Notes payable (Note 10)	$2,700,980	$2,319,538
Accounts payable and accrued liabilities	296,385	239,621
Dividends and distributions payable	21,839	19,849
Distributions in excess of investments in and net income of Unconsolidated
Joint Ventures (Note 7)	100,234	101,944
	$3,119,438	$2,680,952
Commitments and contingencies (Notes 2, 6, 10, 12, 14, and 16)

Preferred Equity of TRG (Note 15)	$29,217	$29,217

Minority interest in TRG and consolidated joint ventures (Notes 1 and 2)	$18,494	$7,811

Shareowners' Equity (Note 15):
Series B Non-Participating Convertible Preferred Stock, $0.001 par and liquidation value, 40,000,000 shares authorized, 26,524,235 and 28,113,897 shares issued and outstanding at December 31, 2007 and 2006	$27	$28
Series G Cumulative Redeemable Preferred Stock, 4,000,000 shares authorized, no par, $100 million liquidation preference, 4,000,000 shares issued and outstanding at December 31, 2007 and 2006
Series H Cumulative Redeemable Preferred Stock, 3,480,000 shares authorized, no par, $87 million liquidation preference, 3,480,000 shares issued and outstanding at December 31, 2007 and 2006
Common Stock, $0.01 par value, 250,000,000 shares authorized, 52,624,013 and 52,931,594 shares issued and outstanding at December 31, 2007 and 2006	526	529
Additional paid-in capital	543,333	635,304
Accumulated other comprehensive income (loss) (Note 11)	(8,639)	(9,560)
Dividends in excess of net income	(551,089)	(517,659)
	$(15,842)	$108,642
	$3,151,307	$2,826,622

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except share data)

	Year Ended December 31
	2007	2006	2005

Revenues:
Minimum rents	$329,420	$311,187	$262,106
Percentage rents	14,817	14,700	9,835
Expense recoveries	228,418	206,190	164,614
Management, leasing, and development services (Note 3)	16,514	11,777	13,818
Other	37,653	35,430	29,032
	$626,822	$579,284	$479,405
Expenses:
Maintenance, taxes, and utilities	$175,948	$152,885	$126,395
Other operating	69,638	71,643	57,678
Management, leasing, and development services (Note 3)	9,080	5,730	9,072
General and administrative	30,403	30,290	27,746
Interest expense (Note 10)	131,700	128,643	121,612
Depreciation and amortization	137,910	137,957	128,377
	$554,679	$527,148	$470,880
Gains on land sales, interest income, and other (Note 11)	$3,595	$9,460	$6,457

Income before equity in income of Unconsolidated Joint Ventures, gain on disposition of interest in center, and minority and preferred interests	$75,738	$61,596	$14,982
Equity in income of Unconsolidated Joint Ventures (Note 7)	40,498	33,544	42,450
Income before gain on disposition of interest in center and minority and preferred interests	$116,236	$95,140	$57,432
Gain on disposition of interest in center (Note 2)			52,799
Income before minority and preferred interests	$116,236	$95,140	$110,231
Minority share of consolidated joint ventures (Note 1):
Minority share of income of consolidated joint ventures	(5,031)	(5,789)	(14)
Distributions in excess of minority share of income of consolidated joint ventures	(3,007)	(4,904)	(153)
Minority interest in TRG:
Minority share of income of TRG	(33,210)	(22,816)	(40,403)
Distributions less than (in excess of) minority share of income	(9,404)	(14,054)	4,534
TRG Series F preferred distributions (Note 15)	(2,460)	(2,460)	(2,460)
Net income	$63,124	$45,117	$71,735
Series A, G, H, and I preferred stock dividends (Note 15)	(14,634)	(23,723)	(27,622)
Net income allocable to common shareowners	$48,490	$21,394	$44,113

Basic earnings per common share (Note 17):
Net income	$.92	$.41	$.87
Diluted earnings per common share (Note 17):
Net income	$.90	$.40	$.87

Cash dividends declared per common share	$1.540	$1.290	$1.160

Weighted average number of common shares outstanding-basic	52,969,067	52,661,024	50,459,314

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
(in thousands, except share data)

					Additional	Accumulated Other	Dividends in
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Excess of
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Net Income	Total

Balance, January 1, 2005	41,714,937	$110	48,745,625	$487	$729,481	$(11,387)	$(389,503)	$329,188

Issuance of stock pursuant to Continuing Offer (Notes 14, 15, and 16)	(1,932,134)	(1)	3,120,103	32	7			38
Issuance of Series B Preferred Stock	836,921
Issuance of Series H Preferred Stock, net of issuance costs (Note 15)	3,480,000				83,842			83,842
Redemption of Series A Preferred Stock (Note 15)	(3,480,000)	(35)			(83,850)			(83,885)
Release of units (Note 15)					500			500
Partnership units issued	555,516				6,663			6,663
Share-based compensation under employee and director benefit plans (Note 14)			456		2,447		82	2,529
Dividend equivalents (Note 14)							(165)	(165)
Cash dividends declared							(86,623)	(86,623)

Net income							71,735	71,735
Other comprehensive income (Note 11):
Unrealized gain on interest rate instruments and other						894		894
Reclassification adjustment for amounts recognized in net income						1,442		1,442
Total comprehensive income								$74,071
Balance, December 31, 2005	41,175,240	$74	51,866,184	$519	$739,090	$(9,051)	$(404,474)	$326,158

Cumulative effect of adopting EITF 04-5 (Note 1)							(60,226)	(60,226)
Cumulative effect of adopting SAB 108 (Note 1)							(5,876)	(5,876)
Issuance of stock pursuant to Continuing Offer (Notes 14, 15, and 16)	(1,061,343)	(1)	1,061,414	10	(9)
Issuance of Series I Preferred Stock, net of issuance costs (Note 15)	4,520,000				109,229			109,229
Redemption of Series A Preferred Stock (Note 15)	(4,520,000)	(45)			(108,910)			(108,955)
Redemption of Series I Preferred Stock (Note 15)	(4,520,000)				(109,229)			(109,229)
Share-based compensation under employee and director benefit plans (Note 14)			3,996		5,133			5,133
Dividend equivalents (Note 14)							(297)	(297)
Cash dividends declared							(91,903)	(91,903)

Net income							45,117	45,117
Other comprehensive income (Note 11):
Unrealized loss on interest rate instruments and other						(1,900)		(1,900)
Reclassification adjustment for amounts recognized in net income						1,391		1,391
Total comprehensive income								$44,608
Balance, December 31, 2006	35,593,897	$28	52,931,594	$529	$635,304	$(9,560)	$(517,659)	$108,642

Issuance of stock pursuant to Continuing Offer (Notes 14, 15, and 16)	(1,589,662)	(1)	1,601,371	16	348			363
Repurchase of common stock (Note 15)			(1,910,544)	(19)	(99,981)			(100,000)
Share-based compensation under employee and director benefit plans (Note 14)			1,592		7,662			7,662
Dividend equivalents (Note 14)							(562)	(562)
Cash dividends declared							(95,992)	(95,992)

Net income							63,124	63,124
Other comprehensive income (Note 11):
Unrealized loss on interest rate instruments and other						(340)		(340)
Reclassification adjustment for amounts recognized in net income						1,261		1,261
Total comprehensive income								$64,045
Balance, December 31, 2007	34,004,235	$27	52,624,013	$526	$543,333	$(8,639)	$(551,089)	$(15,842)

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Year Ended December 31
	2007	2006	2005

Cash Flows From Operating Activities:
Net income	$63,124	$45,117	$71,735
Adjustments to reconcile net income to net cash provided by operating activities:
Minority and preferred interests	53,112	50,023	38,496
Depreciation and amortization	137,910	137,957	128,377
Provision for bad debts	1,830	5,110	2,512
Gains on sales of land	(668)	(4,084)	(4,833)
Gain on disposition of interest in center (Note 2)			(52,799)
Other	9,592	7,037	5,224
Increase (decrease) in cash attributable to changes in assets and liabilities:
Receivables, deferred charges, and other assets	(22,652)	(7,610)	(4,349)
Accounts payable and other liabilities	15,588	(10,070)	214
Net Cash Provided by Operating Activities	$257,836	$223,480	$184,577

Cash Flows From Investing Activities:
Additions to properties	$(219,847)	$(178,304)	$(160,266)
Net proceeds from dispositions of interests in centers (Note 2)		9,000	76,400
Proceeds from sales of land	1,138	5,423	6,082
Acquisition of marketable equity securities and other assets	(3,435)
Acquisition of additional interest in The Pier Shops (Note 2)	(24,504)
Cash transferred in upon consolidation of The Pier Shops (Note 2)	33,388
Issuances of notes receivable	(2,228)
Contributions to Unconsolidated Joint Ventures	(15,162)	(25,251)	(30,350)
Distributions from Unconsolidated Joint Ventures in excess of income	2,990	57,583	17,073
Net Cash Used In Investing Activities	$(227,660)	$(131,549)	$(91,061)

Cash Flows From Financing Activities:
Debt proceeds	$263,086	$585,584	$830,818
Debt payments	(16,044)	(530,522)	(670,709)
Debt issuance costs	(2,892)	(3,475)	(2,756)
Repurchase of common stock (Note 15)	(100,000)
Redemption of preferred stock and repurchase of preferred equity in TRG (Note 15)		(226,000)	(87,000)
Issuance of preferred stock and equity in TRG (Note 15)		113,000	87,000
Equity issuance costs		(607)	(3,158)
Issuance of common stock and/or partnership units in connection with Incentive Option Plan (Notes 14 and 16)	363		6,701
Contribution from minority interest (Note 2)		9,000
Distributions to minority and preferred interests	(55,669)	(95,359)	(38,329)
Cash dividends to preferred shareowners	(14,634)	(19,071)	(24,507)
Cash dividends to common shareowners	(79,384)	(64,130)	(57,080)
Other	(4,118)
Net Cash Provided By (Used In) Financing Activities	$(9,292)	$(231,580)	$40,980

Net Increase (Decrease) In Cash and Cash Equivalents	$20,884	$(139,649)	$134,496

Cash and Cash Equivalents at Beginning of Year	26,282	163,577	29,081

Effect of consolidating Cherry Creek Shopping Center (Note 1) (Cherry Creek Shopping Center's cash balance at beginning of year)		2,354

Cash and Cash Equivalents at End of Year	$47,166	$26,282	$163,577

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2007

Note 1 - Summary of Significant Accounting Policies

Organization and Basis of Presentation

General

Taubman Centers, Inc. (the Company or TCO) is a Michigan corporation that operates as a self-administered and self-managed real estate investment trust (REIT). The Taubman Realty Group Limited Partnership (Operating Partnership or TRG) is a majority-owned partnership subsidiary of TCO that owns direct or indirect interests in all of its real estate properties. In this report, the term “Company" refers to TCO, the Operating Partnership, and/or the Operating Partnership's subsidiaries as the context may require. The Company that engages in the ownership, management, leasing, acquisition, disposition, development, and expansion of regional and super-regional retail shopping centers and interests therein. The Company's owned portfolio as of December 31, 2007 included 23 urban and suburban shopping centers in ten states.

Taubman Properties Asia LLC and its subsidiaries (Taubman Asia), which is the platform for the Company’s expansion into the Asia-Pacific region, is headquartered in Hong Kong.

Consolidation

The consolidated financial statements of the Company include all accounts of the Company, the Operating Partnership, and its consolidated subsidiaries, including The Taubman Company LLC (the Manager) and Taubman Asia. The Company consolidates the accounts of the owner of The Mall at Partridge Creek (Partridge Creek) (Note 2), which qualifies as a variable interest entity under Financial Accounting Standards Board (FASB) Interpretation No. 46 “Consolidation of Variable Interest Entities” (FIN 46R) for which the Operating Partnership is considered to be the primary beneficiary. In April 2007, the Company increased its ownership in The Pier Shops at Caesars (The Pier Shops) to a 77.5% controlling interest and began consolidating the entity that owns The Pier Shops (Note 2). Prior to the acquisition date, the Company accounted for The Pier Shops under the equity method. All intercompany transactions have been eliminated.

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

With the issuance of EITF 04-5 and the amendment of SOP 78-9, the Company began consolidating, as of January 1, 2006, the entity that owns Cherry Creek Shopping Center (Cherry Creek), a 50% owned joint venture, pursuant to the transition methodology provided in EITF 04-5. The impact to the balance sheet was an increase in assets of approximately $136 million and liabilities of approximately $199 million, and a $63 million reduction of beginning equity representing the cumulative effects of changes in accounting principles related to Cherry Creek (see also “Adoption of Staff Accounting Bulletin No. 108”). The reduction in beginning equity was the result of the Company's venture partner's $52 million deficit capital account as of December 31, 2005 and the adoption of Staff Accounting Bulletin No. 108 (SAB 108), which increased the venture partner’s deficit capital account to $60 million. The venture partner’s deficit account was recorded at zero in the consolidated balance sheet as of January 1, 2006. The Company’s $3.5 million cumulative impact of adopting SAB 108 that is attributable to Cherry Creek is included in the total cumulative effect of adopting SAB 108 in the Company’s Consolidated Statement of Shareowners’ Equity.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Operating Partnership

At December 31, 2007, the Operating Partnership’s equity included three classes of preferred equity (Series F, G, and H) and the net equity of the partnership unitholders. Net income and distributions of the Operating Partnership are allocable first to the preferred equity interests, and the remaining amounts to the general and limited partners in the Operating Partnership in accordance with their percentage ownership. The Series G and Series H Preferred Equity are owned by the Company and are eliminated in consolidation. The Series F Preferred Equity is owned by an institutional investor.

Minority Interests

As of December 31, 2007 and 2006, minority interests in the Company are comprised of the ownership interests of (1) noncontrolling unitholders of the Operating Partnership and (2) the noncontrolling interests in joint ventures controlled by the Company through ownership or contractual arrangements.

The net equity of the Operating Partnership noncontrolling unitholders is less than zero. The net equity balances of the noncontrolling partners in certain of the consolidated joint ventures are also less than zero. Therefore, the interests of the noncontrolling unitholders of the Operating Partnership and outside partners with net equity balances in the consolidated joint ventures of less than zero are recognized as zero balances within the consolidated balance sheet. The interests of the noncontrolling partners with positive equity balances in consolidated joint ventures represent the minority interests presented on the Company’s consolidated balance sheet of $18.5 million and $7.8 million at December 31, 2007 and 2006, respectively.

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

See “Note 20 – New Accounting Pronouncements” regarding future changes to the accounting for minority interest.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Revenue Recognition

Shopping center space is generally leased to tenants under short and intermediate term leases that are accounted for as operating leases. Minimum rents are recognized on the straight-line method. Percentage rent is accrued when lessees' specified sales targets have been met. Most expense recoveries, which include an administrative fee, are recognized as revenue in the period applicable costs are chargeable to tenants. Management, leasing, and development revenue is recognized as services are rendered, when fees due are determinable, and collectibility is reasonably assured. Fees for management, leasing, and development services are established under contracts and are generally based on negotiated rates, percentages of cash receipts, and/or actual costs incurred. Fixed-fee development services contracts are generally accounted for under the percentage-of-completion method, using cost to cost measurements of progress. Profits on real estate sales are recognized whenever (1) a sale is consummated, (2) the buyer has demonstrated an adequate commitment to pay for the property, (3) the Company’s receivable is not subject to future subordination, and (4) the Company has transferred to the buyer the risks and rewards of ownership. Other revenues, including fees paid by tenants to terminate their leases, are recognized when fees due are determinable, no further actions or services are required to be performed by the Company, and collectibility is reasonably assured. The Company records a provision for losses on accounts receivable to reduce them to the amount estimated to be collectible. Taxes assessed by government authorities on revenue-producing transactions, such as sales, use, and value-added taxes are primarily accounted for on a net basis on the Company’s income statement.

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

Capitalization

Direct and indirect costs that are clearly related to the acquisition, development, construction and improvement of properties are capitalized under guidelines of SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” Compensation costs are allocated based on actual time spent on a project. Costs incurred on real estate for ground leases, property taxes and insurance are capitalized during periods in which activities necessary to get the property ready for its intended use are in progress. Interest costs determined under guidelines of SFAS No. 34, “Capitalization of Interest Cost” and SFAS 58 “Capitalization of Interest Costs in Financial Statements that Include Investments Accounted for by the Equity Method” are capitalized during periods in which activities necessary to get the property ready for its intended use are in progress.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

In leasing a shopping center space, the Company may provide funding to the lessee through a tenant allowance. In accounting for a tenant allowance, the Company determines whether the allowance represents funding for the construction of leasehold improvements and evaluates the ownership, for accounting purposes, of such improvements. If the Company is considered the owner of the leasehold improvements for accounting purposes, the Company capitalizes the amount of the tenant allowance and depreciates it over the shorter of the useful life of the leasehold improvements or the lease term. If the tenant allowance represents a payment for a purpose other than funding leasehold improvements, or in the event the Company is not considered the owner of the improvements for accounting purposes, the allowance is considered to be a lease incentive and is recognized over the lease term as a reduction of rental revenue. Factors considered during this evaluation usually include (1) who holds legal title to the improvements, (2) evidentiary requirements concerning the spending of the tenant allowance, and (3) other controlling rights provided by the lease agreement (e.g. unilateral control of the tenant space during the build-out process). Determination of the accounting for a tenant allowance is made on a case-by-case basis, considering the facts and circumstances of the individual tenant lease. Substantially all of our tenant allowances have been determined to be leasehold improvements.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with a maturity of 90 days or less at the date of purchase.

Acquisition of Interests in Centers

The cost of acquiring an ownership interest or an additional ownership interest in a center is allocated to the tangible assets acquired (such as land and building) and to any identifiable intangible assets based on their estimated fair values at the date of acquisition. The fair value of the property is determined on an “as-if-vacant” basis. Management considers various factors in estimating the "as-if-vacant" value including an estimated lease up period, lost rents and carrying costs. The identifiable intangible assets would include the estimated value of “in-place” leases, above and below market “in-place” leases, and tenant relationships. The portion of the purchase price that management determines should be allocated to identifiable intangible assets is amortized in depreciation and amortization over the estimated life of the associated intangible asset (for instance, the remaining life of the associated tenant lease).

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

Share-Based Compensation Plans

On January 1, 2006, the Company adopted Statement No. 123 (Revised) “Share-Based Payment.” As part of its adoption of the Statement with respect to any grant for which vesting accelerates upon retirement, the Company began recognizing compensation cost from the date of the grant through the date the employee first becomes eligible to retire, if this period is shorter than the stated vesting period of the grant. In prior periods, the Company recognized compensation cost using the stated vesting period, regardless of retirement eligibility. As the Company had previously applied the fair value recognition provisions of Statement No. 123, the adoption of Statement No. 123 (Revised) did not have a material effect on the Company's results of operations.

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

Finite Life Entity

Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. At December 31, 2007, the Company held controlling majority interests in consolidated entities with specified termination dates between 2080 and 2083. The minority owners’ interest in these entities are to be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entity. The estimated fair value of these minority interests were approximately $226.4 million at December 31, 2007, compared to a book value of $(35.0) million, of which $(45.3) million is classified as Deferred Charges and Other Assets and $10.3 million was classified in Minority Interest in the Company’s consolidated balance sheet.

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

The carrying value of variable-rate mortgages and other loans approximates their fair values. The fair value of fixed rate mortgage notes and other notes payable is estimated based on quoted market prices, if available. If no quoted market prices are available, the fair value of fixed rate mortgages and other notes payable are estimated using cash flows discounted at current market rates. When selecting discount rates for purposes of estimating the fair value of mortgage and other notes, the Company has employed the credit spreads at which the debt was originally issued. While current market conditions indicate that credit spreads have widened, the Company does not believe that the use of different interest rate assumptions would have resulted in a materially different fair value of mortgage and other notes payable as of December 31, 2007 or 2006. To further assist financial statement users, the Company has included with its fair value disclosures an analysis of interest rate sensitivity.

The fair value of interest rate hedging instruments is the amount that the Company would receive or pay to terminate the agreement at the reporting date.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

Adoption of Staff Accounting Bulletin No. 108

In September 2006, the Securities and Exchange Commission (SEC) published Staff Accounting Bulletin (SAB) No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” The interpretations in SAB 108 express the SEC’s staff’s views regarding the process of quantifying financial statement misstatements. The staff’s interpretations resulted from their awareness of a diversity in practice as to how the effect of prior year errors were considered in relation to current year financial statements. Through SAB 108, the staff communicated its belief that allowing prior year errors to remain unadjusted on the balance sheet is not in the best interest of the users of financial statements. SAB 108 became effective for the Company for the year ended December 31, 2006.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Arizona Mills

In 2006, The Mills Corporation (Mills), which managed (prior to April 2007) the 50% unconsolidated joint venture, Arizona Mills, advised the Company that Mills had identified errors in prior year financial statements, primarily relating to the timing of writeoffs of tenant allowances, that relate to years prior to 2006. The Company has not received audited financial statements for any period after 2004 from Mills and amounts identified as errors may change as a result of the completion of prior years Arizona Mills audits. However, based on the information received from Mills, the Company determined that the cumulative impact of its share of prior years’ errors identified by Mills is an overstatement of the Company’s equity by $1.3 million. See Note 7 for adjustments relating to Arizona Mills that had not been identified at the time of adoption of SAB 108.

Cumulative Effect of Adopting SAB 108

As a result of applying the guidance in SAB 108, during the year ended December 31, 2006, the Company recorded a $5.9 million reduction to its shareowners’ equity account (dividends in excess of net income) in its opening balance sheet to correct for the effect of the errors associated with the accounting for Cherry Creek’s ground rent prior to 1999, the recognition of payroll costs, and its share of Arizona Mills errors identified by Mills, described above.

Other

Dollar amounts presented in tables within the notes to the consolidated financial statements are stated in thousands, except share data or as otherwise noted.

Note 2 – New Center Development, Acquisition, and Disposition

New Center Development

The Mall at Partridge Creek

Partridge Creek, a 0.6 million square foot center, opened in October 2007 in Clinton Township, Michigan. The center is anchored by Parisian and MJR Theatres, with Nordstrom opening in April 2008. In May 2006, the Company engaged the services of a third party investor to acquire certain property associated with the project, in order to facilitate a Section 1031 like-kind exchange to provide flexibility for disposing of assets in the future. The third-party investor became the owner of the project and leases the land from a subsidiary of the Company. In turn, the owner leases the project back to the Company.

Funding for the project was provided by the following sources. The Company provided approximately 45% of the project funding under a junior subordinated financing. The owner provided $9 million in equity. Funding for the remaining project costs were provided by the owner’s third party construction loan (Note 10). The owner's equity contribution, representing minority interest, is included within Minority Interests in TRG and Consolidated Joint Ventures in the Company's consolidated balance sheet.

The Company has an option to purchase the property and assume the ground lease from the owner during the 30-month exchange period ending December 2008. The option, if exercised, will provide the owner a 12% cumulative return on its equity. In the event the Company does not exercise its right to purchase the property from the owner, the owner will have the right to sell all of its interest in the property, provided that the purchaser shall assume all of the obligations and be assigned all of the owner's rights under the ground lease, the operating lease, and any remaining obligations under the loans.

The Company has guaranteed the lease payments on the operating lease (excluding annual supplemental rent equal to 1.67% of the owner's outstanding equity balance, commencing after the exchange period). The lease payments are structured to cover debt service, ground rent payments, and other expenses of the lessor. The Company consolidates the accounts of the owner. The junior loan and other intercompany transactions are eliminated in consolidation.

Northlake Mall

Northlake Mall (Northlake), a wholly-owned regional center, opened on September 15, 2005 in Charlotte, North Carolina.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Acquisition

The Pier Shops at Caesars

The Pier Shops, located in Atlantic City, New Jersey, began opening in phases in June 2006. Gordon Group Holdings LLC (Gordon) developed the center, and in January 2007, the Company assumed full management and leasing responsibility for the center. In April 2007, the Company increased its ownership in The Pier Shops to a 77.5% controlling interest. The remaining 22.5% interest continues to be held by an affiliate of Gordon. The Company began consolidating The Pier Shops as of the April 2007 purchase date. At closing, the Company made a $24.5 million equity investment in the center, bringing its total equity investment to $28.5 million. The Pier Shops’ $33.4 million cash balance at the acquisition date is reflected as an inflow of cash from investing activities in the Company’s consolidated statement of cash flows. At the purchase date, the book values of the center’s assets and liabilities were $229.7 million and $171.3 million, respectively. The excess of the book value of the net assets acquired over the purchase price was approximately $17 million, and was allocated principally to building and improvements. The Company is entitled to a 7% cumulative preferred return on its $133.1 million total investment, including its $104.6 million share of debt. Also in April 2007, the Company completed a $135 million refinancing of the previous construction loan. The Company will be responsible for any additional capital requirements, estimated to be in the range of $15 million over the next two years, on which it will receive a preferred return at a minimum of 8%.

Land

In January 2007, the Company acquired land for future development in North Atlanta, Georgia for $15.5 million. A portion of this land is expected to be sold for various uses.

Disposition

In December 2005, a 50% owned unconsolidated joint venture sold its interest in Woodland for $177.4 million. The Company's $85.4 million share of proceeds was received in cash with the exception of a $9 million 5.40% note receivable, which was repaid in the first quarter of 2006. The cash proceeds from the sale were used in early 2006 to acquire the land for Partridge Creek, as part of a like-kind exchange pursuant to Section 1031 of the Internal Revenue Code and the regulations thereunder ("Section 1031 like-kind exchange"). Additional proceeds were also used to purchase the land and real property improvements of The Mall at Oyster Bay (Oyster Bay) development, also as part of a Section 1031 like-kind exchange, and to pay off the outstanding balance on the loan on the property. In connection with the sale, the Company entered into a tax indemnification agreement with its joint venture partner (Note 16).

Note 3 – Management, Leasing, and Development Services

The majority of the Company's third party management, leasing, and development revenue in 2007 was derived from three agreements. The first, a management agreement for a shopping center owned by a third party, is renewable year-to-year, and is cancelable by the owner with 90 days written notice. The second is an agreement for retail leasing and development and design advisory services for a mixed-use urban development project which is now expected to open in 2010 on the Strip in Las Vegas, Nevada. The term of this fixed-fee contract is approximately 25 years, effective June 2005, and is generally cancelable for cause and by the project owner upon payment to the Company of a cancellation fee. The Company entered into the third agreement in 2007 to provide development services for a 1.1 million square foot retail and entertainment complex in Songdo International Business District (Songdo), Incheon, South Korea. The Company also finalized an agreement to provide management and leasing services for the retail component. The shopping complex is expected to open in fall 2010, with construction beginning in the middle of 2008.

See Note 21 for details on new agreements entered into in February 2008.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 4 - Income Taxes

Federal and Foreign Income Taxes

During the years ended December 31, 2007, 2006, and 2005, the Company's federal and foreign income tax expense was zero. The federal and foreign income tax was zero as a result of net operating losses incurred by the Company’s Taxable REIT Subsidiaries, except as follows related to the sale of Woodland. During 2005, the Company recognized deferred federal income tax expense of $0.5 million in connection with the sale of Woodland. The Company has a federal net operating loss carryforward from its Taxable REIT Subsidiaries of $0.8 million from 2002 that expires in 2022, and a net operating loss carryforward of $9.0 million ($0.4 million from 2002 that will expire in 2022, $0.3 million from 2003 that will expire in 2023, $3.3 million from 2004 that will expire in 2024, $1.0 million from 2005 that will expire in 2025, $0.2 million from 2006 that will expire in 2026 and $4.7 million from 2007 that will expire in 2027). The net operating loss carryforward reflects the amount available after utilization of losses to offset the Company’s Taxable REIT Subsidiaries’ federal taxable income of $2.9 million in 2005 and $2.4 million in 2006. The Company has a foreign net operating loss carryforward of $1.2 million, $1.0 million of which has an indefinite carryforward period, $0.1 million expires in 2010, and $0.1 million expires in 2012.

As of December 31, 2007 and 2006 the Company had net federal and foreign deferred tax assets of $3.3 million and $3.3 million, after valuation allowances of $6.6 million and $5.6 million, respectively. The $1 million increase in the valuation allowance for the year ended December 31, 2007 related to an increase in deferred tax assets associated with the Company’s long term incentive plan. The Company believes that it is more likely than not the results of future operations will generate sufficient taxable income to recognize the net deferred tax asset. These future operations are dependent upon the Manager’s profitability, the timing and amounts of gains on land sales, the profitability of the Company’s Asian operations, and other factors affecting the results of operations of the Taxable REIT Subsidiaries.

Tax Status of Dividends

Dividends declared on the Company’s common and preferred stock and their tax status are presented in the following tables. The tax status of the Company’s dividends in 2007, 2006, and 2005 may not be indicative of future periods. The portion of dividends paid in 2007 shown below as capital gains are designated as capital gain dividends for tax purposes.

Year	Dividends per common share declared	Return of capital	Ordinary income	15% Rate long term capital gain	Unrecaptured Section 1250 capital gains
2007	$1.540	$0.0000	$1.5385	$0.0015
2006	1.290	0.0687	1.2006	0.0207
2005	1.160	0.3179	0.7282	0.0404	$0.0735

Year	Dividends per Series A Preferred share declared	Ordinary income	15% Rate long term capital gain	Unrecaptured Section 1250 capital gains
2006	$0.790	$0.7770	$0.0130
2005	2.075	1.8712	0.0723	$0.1315

Year	Dividends per Series G Preferred share declared	Ordinary income	15% Rate long term capital gain	Unrecaptured Section 1250 capital gains
2007	$2.000	$1.9981	$0.0019
2006	2.000	1.9679	0.0321
2005	2.000	1.8036	0.0697	$0.1267

Year	Dividends per Series H Preferred share declared	Ordinary income	15% Rate long term capital gain	Unrecaptured Section 1250 capital gains
2007	$1.906	$1.9042	$0.0018
2006	1.906	1.8757	0.0303
2005	0.953	0.8595	0.0332	$0.0604

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Company redeemed the remaining 4,520,000 shares of its outstanding Series A Preferred Stock in May 2006 for $25 per share and paid all holders, of the Series A Preferred Stock, $0.27 per share in accrued dividends, which are reported separately above as a 2006 dividend payment.

Uncertain Tax Positions

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

The Company had no unrecognized tax benefits as of the January 1, 2007 adoption date or as of December 31, 2007. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2007. The Company has no interest or penalties relating to income taxes recognized in the statement of operations for the year ended December 31, 2007 or in the balance sheet as of December 31, 2007. As of December 31, 2007, returns for the calendar years 2004 through 2007 remain subject to examination by U.S. and various state and foreign tax jurisdictions.

State Income Taxes

In July 2007, the State of Michigan signed into law the Michigan Business Tax Act, replacing the Michigan single business tax with a business income tax and modified gross receipts tax. These new taxes take effect on January 1, 2008, and, because they are based on or derived from income-based measures, the provisions of SFAS No. 109, "Accounting for Income Taxes," apply as of the enactment date. In September 2007, an amendment to the Michigan Business Tax Act was also signed into law establishing a deduction to the business income tax base if temporary differences associated with certain assets result in a net deferred tax liability as of September 30, 2007. The tax effect of this deduction, which was equal to the amount of the aggregate deferred tax liability as of September 30, 2007, has an indefinite carryforward period. The enactment of the Michigan Business Tax Act and the related amendment resulted in both a deferred tax liability and deferred tax asset, balances of which are approximately $4 million each as of December 31, 2007. During 2007, the Company’s deferred Michigan business tax expense was immaterial.

Note 5 - Investment in the Operating Partnership

The partnership equity of the Operating Partnership and the Company's ownership therein are shown below:

Year	TRG units outstanding at December 31	TRG units owned by TCO at December 31(1)	TCO's % interest in TRG at December 31	TCO's average interest in TRG
2007	79,181,457	52,624,013	66%	66%
2006	81,078,700	52,931,594	65	65
2005	81,074,633	51,866,184	64	62

(1)	There is a one-for-one relationship between TRG units owned by TCO and TCO common shares outstanding; amounts in this column are equal to TCO’s common shares outstanding as of the specified dates.

Net income and distributions of the Operating Partnership are allocable first to the preferred equity interests (Note 15), and the remaining amounts to the general and limited Operating Partnership partners in accordance with their percentage ownership.

Note 6 - Properties

Properties at December 31, 2007 and December 31, 2006 are summarized as follows:

	2007	2006
Land	$266,480	$252,716
Buildings, improvements, and equipment	3,337,745	2,915,504
Construction in process	17,064	100,627
Development pre-construction costs	159,847	129,275
	$3,781,136	$3,398,122
Accumulated depreciation and amortization	(933,275)	(821,384)
	$2,847,861	$2,576,738

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Buildings, improvements, and equipment under capital leases were $5.5 million and $7.5 million at December 31, 2007 and 2006, respectively. Amortization of assets under capital leases are included within depreciation expense.

Depreciation expense for 2007, 2006, and 2005 was $128.4 million, $128.5 million, and $120.7 million, respectively.

The charge to operations in 2007, 2006, and 2005 for domestic and non-U.S. pre-development activities was $11.9 million, $10.1 million, and $8.5 million, respectively.

In June 2007, the Supreme Court of the State of New York(Suffolk County) affirmed that the Town of Oyster Bay had not provided a basis to deny the Company’s application to build Oyster Bay in Syosset, Long Island, New York. In September 2007, the Oyster Bay Town Board adopted a resolution citing its reasons for denying the application for a special use permit and submitted it to the Court. The Company responded with a motion asking the Court to order the town to issue the permit. The Company continues to be confident that it is probable it will prevail and build the mall, which has over 60% of the space committed and will be anchored by Neiman Marcus, Nordstrom, and Barneys New York. However, if the Company is ultimately unsuccessful, it is anticipated that the recovery on this asset would be significantly less than its current investment. The Company’s investment in Oyster Bay was $143 million as of December 31, 2007.

One shopping center pays annual special assessment levies of a Community Development District (CDD), which provided certain infrastructure assets and improvements. As the amount and period of the special assessments were determinable, the Company capitalized the infrastructure assets and improvements and recognized an obligation for the future special assessments to be levied. At December 31, 2007, the book value of the infrastructure assets and improvements, net of depreciation, was $50.4 million. The related obligation is classified as an accrued liability and had a balance of $64.4 million at December 31, 2007. The fair value of this obligation, derived from quoted market prices, was $70.0 million at December 31, 2007.

Note 7 - Investments in Unconsolidated Joint Ventures

General Information

The Company owns beneficial interest in joint ventures that own shopping centers. The Operating Partnership is the direct or indirect managing general partner or managing member of these Unconsolidated Joint Ventures, except for the ventures that own Arizona Mills, The Mall at Millenia, and Waterside Shops at Pelican Bay (Waterside). The Company, which formerly accounted for The Pier Shops as an Unconsolidated Joint Venture, began consolidating it after acquiring a controlling interest in April 2007 (Note 2).

Shopping Center	Ownership as of December 31, 2007 and 2006
Arizona Mills	50%
Fair Oaks	50
The Mall at Millenia	50
Stamford Town Center	50
Sunvalley	50
Waterside Shops at Pelican Bay	25
Westfarms	79

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Combined Financial Information

Combined balance sheet and results of operations information is presented in the following table for the Unconsolidated Joint Ventures, followed by the Operating Partnership's beneficial interest in the combined information. Beneficial interest is calculated based on the Operating Partnership's ownership interest in each of the Unconsolidated Joint Ventures. Amounts related to The Pier Shops are included in the combined information of the Unconsolidated Joint Ventures through the date of the Company’s acquisition of a controlling interest. The Operating Partnership’s investment in The Pier Shops represented an effective 6% interest based on relative equity contributions prior to the Company acquiring a controlling interest in April 2007 (Note 2). The accounts of Woodland, formerly a 50% Unconsolidated Joint Venture sold in 2005, are included in these results through the date of the sale (Note 2). The Company's equity in the gain on the sale of Woodland is separately presented on the Company's income statement, and is therefore excluded from the equity in income of Unconsolidated Joint Ventures line item. The Company began consolidating the entity that owns Cherry Creek in 2006 (Note 1). The accounts of Cherry Creek, previously accounted for under the equity method, are included in these results through December 31, 2005.

	December 31
	2007	2006
Assets:
Properties	$1,056,380	$1,157,872
Accumulated depreciation and amortization	(347,459)	(320,256)
	$708,921	$837,616
Cash and cash equivalents	40,097	35,504
Accounts and notes receivable, less provision for bad debts of $1,799 and $2,032 in 2007 and 2006	26,271	26,769
Deferred charges and other assets	18,229	23,417
	$793,518	$923,306

Liabilities and accumulated deficiency in assets:
Notes payable	$1,003,463	$1,097,347
Accounts payable and other liabilities	55,242	84,177
TRG's accumulated deficiency in assets	(151,363)	(163,778)
Unconsolidated Joint Venture Partners' accumulated deficiency in assets	(113,824)	(94,440)
	$793,518	$923,306

TRG's accumulated deficiency in assets (above)	$(151,363)	$(163,778)
TRG basis adjustments, including elimination of intercompany profit	74,660	77,797
TCO's additional basis	68,586	70,530
Net Investment in Unconsolidated Joint Ventures	$(8,117)	$(15,451)
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures	100,234	101,944
Investment in Unconsolidated Joint Ventures	$92,117	$86,493

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Year Ended December 31
	2007	2006	2005
Revenues	$262,587	$252,129	$305,412
Maintenance, taxes, utilities, and other operating expenses	$90,782	$93,452	$105,956
Interest expense	66,232	57,563	67,590
Depreciation and amortization	37,355	43,124	51,939
Total operating costs	$194,369	$194,139	$225,485
Interest income	1,587	1,289	827
Gain on disposition of interest in center			$145,881
Net income	$69,805	$59,279	$226,635

Net income allocable to TRG	$40,518	$34,101	$114,680
Realized intercompany profit, net of depreciation on TRG’s basis adjustments	1,924	1,387	4,370
TCO's additional basis in Woodland			(20,764)
Depreciation of TCO's additional basis	(1,944)	(1,944)	(3,037)
Equity in income of Unconsolidated Joint Ventures	$40,498	$33,544	$95,249
TRG's share of gain on disposition of interest in center			(52,799)
Equity in income of Unconsolidated Joint Venture excluding gain on disposition of interest in center			$42,450

Beneficial interest in Unconsolidated Joint Ventures' operations:
Revenues less maintenance, taxes, utilities, and other operating expenses	$96,844	$91,559	$113,453
Interest expense	(33,311)	(31,151)	(37,594)
Depreciation and amortization	(23,035)	(26,864)	(33,409)
Equity in income of Unconsolidated Joint Ventures	$40,498	$33,544	$42,450

Other

The provision for losses on accounts receivable of the Unconsolidated Joint Ventures was $1.2 million, $1.2 million, and $0.2 million for the years ended December 31, 2007, 2006, and 2005, respectively.

Deferred charges and other assets of $18.2 million at December 31, 2007 were comprised of leasing costs of $25.0 million, before accumulated amortization of $(12.4) million, net deferred financing costs of $2.6 million, and other net charges of $3.0 million. Deferred charges and other assets of $23.4 million at December 31, 2006 were comprised of leasing costs of $24.6 million, before accumulated amortization of $(10.4) million, net deferred financing costs of $5.1 million, and other net charges of $4.1 million.

The estimated fair value of the Unconsolidated Joint Ventures’ notes payable was $1.0 billion and $1.1 billion at December 31, 2007 and 2006, respectively.

Depreciation expense on properties for 2007, 2006, and 2005 was $33.2 million, $40.2 million, and $47.4 million.

The Company has not received audited financial statements for any period after 2004 from Mills, which managed the 50% unconsolidated joint venture, Arizona Mills, through April 2007 or from Simon Property Group, Inc., which completed an acquisition of Mills in April 2007 and presently manages the center. Amounts recognized relating to Arizona Mills may change as a result of the completion of prior years’ Arizona Mills audits. However, the Company is not aware of any material unrecorded adjustments related to prior periods. In January 2008 and the first quarter of 2007, the Company received adjustments relating to accounting policies and procedures of Mills for years prior to 2007. These prior period adjustments, including $3.0 million of reductions to minimum rent related to tenant inducements, $0.8 million reduction to depreciation and amortization, and other adjustments, totaled to a net $2.0 million reduction in income. The Company’s share was a $1.0 million reduction to income.

Refer to “Note 1 – Significant Accounting Policies” regarding prior period adjustments to Arizona Mills.

In October 2006, Taubman Land Associates LLC, a 50% Unconsolidated Joint Venture owned by the Company and an affiliate of the Taubman family, acquired for $42.5 million the land on which Sunvalley is situated. Sunvalley is owned by Sunvalley Associates, a 50% joint venture with a Taubman family affiliate.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 8 - Accounts and Notes Receivable

Accounts and notes receivable at December 31, 2007 and December 31, 2006 are summarized as follows:

	2007	2006
Trade	$37,183	$25,418
Notes	12,930	6,044
Straight-line rent	8,272	12,120
Other	470	649
	$58,855	$44,231
Less: provision for bad debts	(6,694)	(7,581)
	$52,161	$36,650

Notes receivable as of December 31, 2007 provide interest at a range of interest rates from 6.5% to 10.0% (with a weighted average interest rate of 8.4%) and mature at various dates through June 2009. As of December 31, 2007, a $0.9 million note receivable relating to a certain land sale with an original maturity of July 2007 was delinquent. The Company expects to fully recover the value of amounts due under the land contract. The delinquent note bears interest at an annual rate of 6.5% and is secured by the related parcel.

Note 9 - Deferred Charges and Other Assets

Deferred charges and other assets at December 31, 2007 and December 31, 2006 are summarized as follows:

	2007	2006
Leasing costs	$39,801	$38,196
Accumulated amortization	(20,878)	(18,825)
	$18,923	$19,371
Minority interest (Note 1)	45,332	45,332
Deferred financing costs, net	9,597	8,126
Intangibles, net	3,882	6,085
Investments	5,924	3,480
Deferred tax asset, net	7,197	3,311
Prepaid expenses	5,557	4,026
Other, net	13,307	8,284
	$109,719	$98,015

Intangible assets are primarily comprised of the fair value of in-place leases recognized in connection with acquisitions (Note 2).

Note 10 – Notes Payable

Notes payable at December 31, 2007 and December 31, 2006 consist of the following:

	2007	2006		Stated Interest Rate	Maturity Date	Balance Due on Maturity	Facility Amount
Beverly Center	$338,779	$343,608		5.28%	02/11/14	$303,277
Cherry Creek Shopping Center	280,000	280,000		5.24%	06/08/16	280,000
Cherry Creek Shopping Center	490	800		Prime	12/20/09	20	$2,000
Dolphin Mall	139,000	5,000		LIBOR + 0.70%	02/14/11	139,000		(1)
Fairlane Town Center	80,000	55,000		LIBOR + 0.70%	02/14/11	80,000		(1)
Great Lakes Crossing	140,449	142,908		5.25%	03/11/13	125,507
International Plaza (Note 21)	175,150	178,719		4.21%	01/08/08	175,150
MacArthur Center	135,439	138,243		7.59%	10/01/10	126,884
Northlake Mall	215,500	215,500		5.41%	02/06/16	215,500
The Mall at Partridge Creek	62,126	22,010		LIBOR + 1.15%	09/07/10	62,126	81,000
The Pier Shops at Caesars	135,000		(2)	6.01%	05/11/17	135,000
Regency Square	76,591	77,812		6.75%	11/01/11	71,569
The Mall at Short Hills	540,000	540,000		5.47%	12/14/15	540,000
Stony Point Fashion Park	110,411	111,864		6.24%	06/01/14	98,585
Twelve Oaks Mall	60,000			LIBOR + 0.70%	02/14/11	60,000		(1)
The Mall at Wellington Green	200,000	200,000		5.44%	05/06/15	200,000
Line of Credit	12,045	8,074		Variable Bank Rate	02/14/09	12,045	40,000
	$2,700,980	$2,319,538

(1)
Dolphin, Fairlane, and Twelve Oaks are the borrowers and collateral for the $550 million revolving credit facility. The unused borrowing capacity at December 31, 2007 was $271 million. Sublimits may be reallocated quarterly but not more often than twice a year.

(2)	The Pier Shops was consolidated as of April 2007.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Notes payable are collateralized by properties with a net book value of $2.4 billion at December 31, 2007 and $2.1 billion at December 31, 2006.

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

The following table presents scheduled principal payments on notes payable as of December 31, 2007:

2008	$188,582
2009	26,478
2010	203,173
2011	362,686
2012	11,413
Thereafter	1,908,648
$2,700,980

Fair Value of Financial Instruments Related to Debt

The estimated fair values of financial instruments at December 31, 2007 and December 31, 2006 are as follows:

	2007		2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable	$2,700,980	$2,791,341	$2,319,538	$2,322,828
Interest rate derivative instruments-
in a payable position	1,050	1,050	1,854	1,854

The fair value of the notes payable are dependent on the interest rates employed used in estimating the value (Note 1).  An overall 1% increase in rates employed in making these estimates would have decreased the fair value of the debt shown above by $126 million, or 4.5%.

Debt Covenants and Guarantees

Certain loan agreements contain various restrictive covenants, including a minimum net worth requirement, minimum interest coverage ratios, a maximum payout ratio on distributions, a minimum debt yield ratio, a minimum fixed charges coverage ratio, and a maximum leverage ratio, the latter being the most restrictive. The Operating Partnership is in compliance with all of its covenants as of December 31, 2007. The maximum payout ratio on distributions covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain the Company's tax status, pay preferred distributions, and for distributions related to the sale of certain assets.

Payments of principal and interest on the loans in the following table are guaranteed by the Operating Partnership as of December 31, 2007.

Center	Loan balance as of 12/31/07	TRG's beneficial interest in loan balance as of 12/31/07	Amount of loan balance guaranteed by TRG as of 12/31/07	% of loan balance guaranteed by TRG	% of interest guaranteed by TRG
	(in millions of dollars)
Dolphin Mall	139.0	139.0	139.0	100%	100%
Fairlane Town Center	80.0	80.0	80.0	100%	100%
Twelve Oaks Mall	60.0	60.0	60.0	100%	100%

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

In 2007, the Company amended its revolver to increase by $200 million the revolver’s capacity to a total of $550 million and extended its maturity until February 2011, with a one-year extension option. Borrowings under the line of credit are primary obligations of the entities owning Dolphin, Fairlane Town Center (Fairlane), and Twelve Oaks Mall (Twelve Oaks), which are the collateral for the line of credit. The Operating Partnership and the entities owning Fairlane and Twelve Oaks are guarantors under the credit agreement.

In June 2007, the maturity date on the Operating Partnership’s $40 million revolving line of credit was extended one year to February 2009.

The Operating Partnership has guaranteed certain obligations of Partridge Creek (Note 2).

The Company is required to escrow cash balances for specific uses stipulated by its lenders. As of December 31, 2007 and December 31, 2006, the Company’s cash balances restricted for these uses were $1.0 million and $1.6 million, respectively. Such amounts are included within cash and cash equivalents in the Company’s consolidated balance sheet.

Beneficial Interest in Debt and Interest Expense

The Operating Partnership's beneficial interest in the debt, capital lease obligations, capitalized interest, and interest expense of its consolidated subsidiaries and its Unconsolidated Joint Ventures is summarized in the following table. The Operating Partnership's beneficial interest in the Consolidated Subsidiaries excludes debt and interest related to the minority interests in Cherry Creek (50%), International Plaza (49.9%), MacArthur Center (5%), The Pier Shops (22.5% as of April 2007, Note 2), and The Mall at Wellington Green (10%). Unconsolidated Joint Venture amounts at the beneficial interest level exclude The Pier Shops.

	At 100%		At Beneficial Interest
	Consolidated Subsidiaries	Unconsolidated Joint Ventures	Consolidated Subsidiaries	Unconsolidated Joint Ventures
Debt as of:
December 31, 2007	$2,700,980	$1,003,463	$2,416,292	$517,228
December 31, 2006	2,319,538	1,097,347	2,063,111	522,180

Capital lease obligations as of:
December 31, 2007	$5,521	$504	$5,507	$252
December 31, 2006	7,501	676	7,336	338

Capitalized interest:
Year ended December 31, 2007	$14,613	$496	$14,518	$125
Year ended December 31, 2006	9,803	4,087	9,797

Interest expense:
Year ended December 31, 2007	$131,700	$66,232	$117,385	$33,311
Year ended December 31, 2006	128,643	57,563	115,790	31,151

Note 11 - Derivatives

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

In 2006, the Operating Partnership entered into three forward starting swaps for $150 million to partially hedge interest rate risk associated with a planned long-term refinancing of International Plaza in January 2008. The Operating Partnership terminated the swaps in September 2007. As the swaps were no longer effective as hedges of the planned refinancing, the Operating Partnership recognized its $0.2 million share of the $0.4 million gain on the termination, included in “Gains on land sales, interest income, and other” within results of operations.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

In December 2007, the Company entered into a $325 million forward starting swap to hedge interest rate risk associated with a $325 million financing that occurred in January 2008 (Note 21). The rate on this financing is swapped at an all-in rate, which includes credit spread, of 5.375% and is effective beginning January 2008 through the initial three-year term of the debt.

The following table presents the effect that derivative instruments had on interest expense and equity in income of Unconsolidated Joint Ventures during the three years ended December 31, 2007:

	2007	2006	2005
Receipts under swap and cap agreements	$(69)	$(121)
Payments under swap agreements			$883
Adjustment of accumulated other comprehensive income for amounts recognized in net income	1,261	1,391	1,442
Change in fair value of cap agreements not designated as hedges	8	59	5
Net reduction to income	$1,200	$1,329	$2,330

As of December 31, 2007, the Company had $6.4 million of net realized losses included in Accumulated OCI, related to terminated derivative instruments, that are being recognized as interest expense over the term of the hedged debt, as follows:

Hedged Items	OCI Amounts	Recognition Period
Beverly Center refinancing	$3,632	January 2004 through December 2013
Regency Square financing	1,075	November 2001 through October 2011
Westfarms refinancing	1,690	July 2002 through July 2012
	$6,397

As of December 31, 2007, the Company had $1.7 million of net unrealized losses included in Accumulated OCI that will be recognized as interest expense over the effective periods of the derivative agreements, as follows:

Hedged Items	OCI Amounts	Effective Period
International Plaza refinancing	$1,050	January 2008 through December 2010
Taubman Land Associates financing	664	January 2007 through October 2012
	$1,714

The Company expects that approximately $1.3 million of the $8.6 million in Accumulated OCI at December 31, 2007 will be reclassified from Accumulated OCI and recognized as a reduction of income during 2008.

Note 12 - Leases

Shopping center space is leased to tenants and certain anchors pursuant to lease agreements. Tenant leases typically provide for minimum rent, percentage rent, and other charges to cover certain operating costs. Future minimum rent under operating leases in effect at December 31, 2007 for operating centers, assuming no new or renegotiated leases or option extensions on anchor agreements, is summarized as follows:

2008	$335,345
2009	322,018
2010	303,606
2011	266,862
2012	228,888
Thereafter	859,673

Certain shopping centers, as lessees, have ground leases expiring at various dates through the year 2107. In addition, two centers have the option to extend the lease terms, one for five 10 year periods, and the other for one 25 year period. Ground rent expense is recognized on a straight-line basis over the lease terms. The Company also leases its office facilities and certain equipment. Office facility leases expire at various dates through the year 2015. Additionally, two of the leases have 5 year extension options and one lease has a 3 year extension option. The Company’s U.S. headquarters is rented from an affiliate of the Taubman family under a 10 year lease, with a 5 year extension option. Rental expense on a straight-line basis under operating leases was $9.5 million in 2007, $8.3 million in 2006, and $6.6 million in 2005. Included in these amounts are related party office rental expense of $2.2 million in 2007, and $2.3 million in both 2006 and 2005. Payables representing straightline rent adjustments under lease agreements were $31.5 million and $32.3 million as of December 31, 2007 and 2006, respectively.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following is a schedule of future minimum rental payments required under operating leases:

2008	$10,098
2009	10,421
2010	10,307
2011	7,985
2012	7,471
Thereafter	402,723

The table above includes $2.4 million in both 2008 and 2009 and $2.6 million in each year from 2010 through 2014 of related party amounts.

Certain shopping centers have entered into lease agreements for property improvements that qualify as capital leases. As of December 31, 2007, future minimum lease payments for these capital leases are as follows:

2008	$3,135
2009	2,082
2010	620
2011	155
Total minimum lease payments	$5,992
Less amount representing interest	(471)
Capital lease obligations	$5,521

Note 13 - Transactions with Affiliates

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

A. Alfred Taubman and certain of his affiliates receive various property management services from the Manager. For such services, Mr. Taubman and affiliates paid the Manager approximately $2.1 million, $1.9 million, and $1.6 million in 2007, 2006, and 2005, respectively.

Other related party transactions are described in Notes 7, 12, 14, 15, and 16.

Note 14 – Share-Based Compensation and Other Employee Plans

The Company provides certain share-based compensation through an incentive option plan, a long-term incentive plan, and non-employee directors' stock grant and deferred compensation plans. All of the plans were designed to provide additional incentive for the achievement of financial goals and offer additional alignment of the interests of management and/or the directors with those of shareowners. Additionally, the non-employee directors' plans are intended to provide incentives for directors to continue to serve on the board and to attract new directors with outstanding qualifications.

The compensation cost charged to income for the above-mentioned share-based compensation plans was $6.8 million, $4.6 million, and $2.4 million for the years ended December 31, 2007, 2006, and 2005, respectively. Compensation cost capitalized as part of properties and deferred leasing costs for the years ended December 31, 2007, 2006, and 2005 was $0.8 million, $0.6 million, and $0.4 million, respectively.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Company currently recognizes no tax benefits from the recognition of compensation cost or tax deductions incurred upon the exercise or vesting of share-based awards. Any allocations of compensation cost or deduction to the Company’s corporate taxable REIT subsidiaries from the Company's Manager, which is treated as a partnership for federal income tax purposes, have resulted in a valuation allowance being recorded against its net deferred tax asset associated with the temporary differences related to share-based compensation. This is primarily due to prior year cumulative tax net operating losses incurred through the year ended December 31, 2007.

Incentive Options

The Company’s incentive option plan (the Option Plan), which is shareowner approved, permits the grant of options to employees. The Operating Partnership's units issued in connection with the Option Plan are exchangeable for new shares of the Company's common stock under the Continuing Offer (Note 16). Options for 1.3 million partnership units have been granted and are outstanding at December 31, 2007. Of the 1.3 million options outstanding, 0.7 million have vesting schedules with one-third vesting at each of the first, second, and third years of the grant anniversary, if continuous service has been provided or upon retirement or certain other events if earlier. Substantially all of the other 0.6 million options outstanding have vesting schedules with one-third vesting at each of the third, fifth, and seventh years of the grant anniversary, if continuous service has been provided and certain conditions dependent on the Company’s market performance in comparison to its competitors have been met, or upon retirement or certain events if earlier. The options have ten-year contractual terms. As of December 31, 2007, options for 0.9 million Operating Partnership units remain available for grant under the Option Plan.

The Company has estimated the value of the options issued during the years ended December 31, 2007, 2006, and 2005 using a Black-Scholes valuation model based on the following assumptions:

	2007	2006	2005
Expected volatility	20.76%	20.87%-21.14%	21.00%
Expected dividend yield	3.00%	3.50%	4.00%
Expected term (in years)	7	7	7
Risk-free interest rate	4.45%	4.74%-5.08%	3.83%-4.15%

 Expected volatility and dividend yields are based on historical volatility and yields of the Company’s common stock, respectively, as well as other factors. In developing the assumption of expected term, the Company has considered the vesting and contractual terms as well as the expected terms of options disclosed by members of its peer group. The risk-free interest rates used are based on the U.S. Treasury yield curves in effect at the times of grants. For the options for which vesting is dependent on the Company's market performance in comparison to its competitors, the Company used a Monte Carlo simulation to estimate the probability of the vesting conditions being met. The Company assumes no forfeitures under the Option Plan due to the small number of participants and low turnover rate. The weighted average grant-date fair value of all options granted, including those dependent on market performance, during the years ended December 31, 2007, 2006, and 2005 was $11.77, $8.11, and $3.80 per option, respectively.

A summary of option activity under the Option Plan for the years ended December 31, 2007, 2006, and 2005 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Range of Exercise Prices

Outstanding at January 1, 2005	559,442	$11.98	3.7	$9.69 - $12.25
Granted	902,139	30.09	9.2
Exercised	(559,442)	11.98
Forfeited	(50,000)	29.38

Outstanding at December 31, 2005	852,139	$30.13	9.2	$29.38 - $31.31
Granted	263,237	40.37

Outstanding at December 31, 2006	1,115,376	$32.55	8.5	$29.38 - $40.39
Granted	226,875	55.90
Exercised	(11,605)	31.31

Outstanding at December 31, 2007	1,330,646	$36.54	7.8	$29.38 - $55.90

Fully vested options at December 31, 2007	267,443	$34.28	7.6

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

There were 178,609 options that vested during the year ended December 31, 2007.

The aggregate intrinsic value (the difference between the period end stock price and the option strike price) of options outstanding as of December 31, 2007 was $16.8 million. The aggregate intrinsic value of options fully vested as of December 31, 2007 was $4.0 million.

The total intrinsic value of options exercised during the years ended December 31, 2007 and 2005 was $0.3 million and $9.5 million, respectively. Cash received from option exercises under the Option Plan for the years ended December 31, 2007 and 2005 was $0.4 million and $6.7 million, respectively. No options were exercised in 2006.

As of December 31, 2007 there were 1.1 million nonvested options outstanding, and $2.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.1 years.

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

Long-Term Incentive Plan

The Company established The Taubman Company 2005 Long-Term Incentive Plan (LTIP) in 2005, which is shareowner approved. The LTIP allows the Company to make grants of restricted stock units (RSU) to employees. An aggregate of 1.1 million shares of the Company’s common stock remain available for issuance under the LTIP. There were RSU for 0.4 million shares outstanding at December 31, 2007. Each RSU represents the right to receive upon vesting one share of the Company’s common stock plus a cash payment equal to the aggregate cash dividends that would have been paid on such share of common stock from the date of grant of the award to the vesting date. Each RSU is valued at the closing price of the Company’s common stock on the grant date.

A summary of activity under the LTIP is presented below:

	Restricted Stock Units	Weighted average Grant Date Fair Value
Outstanding at January 1, 2005
Granted	140,440	$31.31
Forfeited	(1,536)	31.31
Outstanding at December 31, 2005	138,904	31.31
Granted	131,698	40.38
Forfeited	(4,999)	33.84
Redeemed	(3,918)	33.53
Outstanding at December 31, 2006	261,685	35.79
Granted	102,905	56.54
Forfeited	(5,621)	43.71
Redeemed	(672)	34.93
Outstanding at December 31, 2007	358,297	41.63

These RSU vest on the third year anniversary of the grant if continuous service has been provided for that period, or upon retirement or certain other events if earlier. Based on an analysis of historical employee turnover, the Company has made an annual forfeiture assumption of 2.4% of grants when recognizing compensation costs relating to the RSU.

All of the RSU outstanding at December 31, 2007 were nonvested. As of December 31, 2007, there was $5.9 million of total unrecognized compensation cost related to nonvested RSU outstanding under the LTIP. This cost is expected to be recognized over an average period of 1.8 years.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Non-Employee Directors’ Stock Grant and Deferred Compensation Plans

In May 2005, the Company’s shareowners approved the adoption of the Taubman Centers, Inc. Non-Employee Directors’ Stock Grant Plan (SGP). The SGP provides for the annual grant to each non-employee director of the Company shares of the Company’s common stock based on the fair value of the Company's common stock on the last business day of the preceding quarter. The annual fair market value of the grant was $15,000 in 2005 and 2006, and was increased to $50,000 in 2007. The Company has authorized 50,000 shares of the Company's common stock for issuance under the SGP. As of December 31, 2007, 2,382 shares have been issued under the SGP. Certain directors have elected to defer receipt of their shares as described below.

Also in May 2005, the Board of Directors of the Company approved the adoption of the Taubman Centers, Inc. Non-Employee Directors’ Deferred Compensation Plan (DCP). The DCP allows each non-employee director of the Company the right to defer the receipt of all or a portion of his or her annual director retainer until the termination of his or her service on the Company’s Board of Directors and for such deferred compensation to be denominated in restricted stock units, representing the right to receive shares of the Company’s common stock at the end of the deferral period. The Company has authorized 175,000 shares of common stock for issuance under the DCP. During the deferral period, when the Company pays cash dividends on its common stock, the directors’ deferral accounts will be credited with dividend equivalents on their deferred restricted stock units, payable in additional restricted stock units based on the then-fair market value of the Company’s common stock. There were 14,988 restricted stock units outstanding under the DCP at December 31, 2007.

Other Employee Plans

As of December 31, 2007 and 2006 the Company had fully vested awards outstanding for 79,760 and 77,610 notional shares of stock, respectively, under a previous long-term performance compensation plan. These awards will be settled in cash based on a twenty day average of the market value of the Company's common stock. The cash payment on these cumulative units remaining has been deferred by employees until retirement or termination. The liability for the eventual payout of these awards is marked to market quarterly based on the twenty day average of the Company's stock price. The Company recorded compensation costs of $0.2 million, $1.1 million, and $0.6 million relating to these awards for the years ended December 31, 2007, 2006, and 2005, respectively. The Company paid $0.5 million and $6.0 million of this deferred liability during the years ended December 31, 2006, and 2005, respectively. No payments were made in 2007.

The Company has a voluntary retirement savings plan established in 1983 and amended and restated effective January 1, 2001 (the Plan). The Plan is qualified in accordance with Section 401(k) of the Internal Revenue Code (the Code). The Company contributes an amount equal to 2% of the qualified wages of all qualified employees and matches employee contributions in excess of 2% up to 7% of qualified wages. In addition, the Company may make discretionary contributions within the limits prescribed by the Plan and imposed in the Code. Costs relating to the Plan were $1.9 million in 2007, $1.7 million in 2006, and $1.6 million in 2005.

Note 15 - Common and Preferred Stock and Equity of TRG

Outstanding Preferred Stock and Equity

The Company is obligated to issue to the minority interest, upon subscription, one share of Series B Non-Participating Convertible Preferred Stock (Series B Preferred Stock) for each of the Operating Partnership units held by the minority interest. Each share of Series B Preferred Stock entitles the holder to one vote on all matters submitted to the Company's shareowners. The holders of Series B Preferred Stock, voting as a class, have the right to designate up to four nominees for election as directors of the Company. On all other matters, including the election of directors, the holders of Series B Preferred Stock will vote with the holders of common stock. The holders of Series B Preferred Stock are not entitled to dividends or earnings of the Company. The Series B Preferred Stock is convertible into common stock at a ratio of 14,000 shares of Series B Preferred Stock for one share of common stock. During the years ended December 31, 2007, 2006, and 2005, 1,589,662 shares, 1,061,343 shares, and 1,932,134 shares of Series B Preferred Stock, respectively, were converted to 104 shares, 71 shares, and 130 shares of the Company’s common stock, respectively, as a result of tenders of units under the Continuing Offer (Note 16).

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

In connection with the Company’s 1999 acquisition of Lord Associates, a retail leasing firm, partnership units and Series B Preferred stock were being released over a five-year period ending in January 2005, with $0.5 million having been released in 2005. Such amounts were recognized as compensation expense.

Redemption of Preferred Stock and Equity

In May 2006, the Company redeemed the remaining $113 million of its 8.3% Series A Preferred Stock (Series A Preferred Stock). Emerging Issues Task Force Topic D-42, “The Effect on the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock,” provides that any excess of the fair value of the consideration transferred to the holders of preferred stock redeemed over the carrying amount of the preferred stock should be subtracted from net earnings to determine net earnings available to common shareowners. As a result of application of Topic D-42, the Company recognized a charge of $4.0 million in the second quarter of 2006, representing the difference between the carrying value and the redemption price of the Series A Preferred Stock.

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

Common Stock and Equity

In July 2007, the Company’s Board of Directors authorized the repurchase of $100 million of the Company’s common stock on the open market or in privately negotiated transactions. During August 2007, the Company repurchased 987,180 shares of its common stock at an average price of $50.65 per share, for a total of $50 million under the authorization. During May and June 2007, the Company repurchased 923,364 shares of its common stock on the open market at an average price of $54.15 per share, for a total of $50 million, the maximum amount permitted under the program approved by the Board of Directors in December 2005. All shares repurchased have been cancelled. For each share of stock repurchased, an equal number of Operating Partnership units owned by the Company were redeemed. Repurchases of common stock were financed through general corporate funds, including borrowings under existing lines of credit. As of December 31, 2007, $50 million remained of the July 2007 authorization.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 16 - Commitments and Contingencies

At the time of the Company's initial public offering and acquisition of its partnership interest in the Operating Partnership in 1992, the Company entered into an agreement (the Cash Tender Agreement) with A. Alfred Taubman, who owns an interest in the Operating Partnership, whereby he has the annual right to tender to the Company units of partnership interest in the Operating Partnership (provided that the aggregate value is at least $50 million) and cause the Company to purchase the tendered interests at a purchase price based on a market valuation of the Company on the trading date immediately preceding the date of the tender. At A. Alfred Taubman's election, his family and certain others may participate in tenders. The Company will have the option to pay for these interests from available cash, borrowed funds, or from the proceeds of an offering of the Company's common stock. Generally, the Company expects to finance these purchases through the sale of new shares of its stock. The tendering partner will bear all market risk if the market price at closing is less than the purchase price and will bear the costs of sale. Any proceeds of the offering in excess of the purchase price will be for the sole benefit of the Company. The Company accounts for the Cash Tender Agreement between the Company and Mr. Taubman as a freestanding written put option. As the option put price is defined by the current market price of the Company's stock at the time of tender, the fair value of the written option defined by the Cash Tender Agreement is considered to be zero.

Based on a market value at December 31, 2007 of $49.19 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $1.3 billion. The purchase of these interests at December 31, 2007 would have resulted in the Company owning an additional 32% interest in the Operating Partnership.

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

The disposition of Woodland in 2005 (Note 2) by one of the Company's Unconsolidated Joint Ventures was structured in a tax efficient manner to facilitate the investment of the Company's share of the sales proceeds in a like-kind exchange in accordance with Section 1031 of the Internal Revenue Code and the regulations thereunder. The structuring of the disposition has included the continued existence and operation of the partnership that previously owned the shopping center. In connection with the disposition, the Company entered into a tax indemnification agreement with the Woodland joint venture partner, a life insurance company. Under this tax indemnification agreement, the Company has agreed to indemnify the joint venture partner in the event an unfavorable tax determination is received as a result of the structuring of the sale in the tax efficient manner described. The maximum amount that the Company could be required to pay under the indemnification is equal to the taxes incurred by the joint venture partner as a result of the unfavorable tax determination by the IRS or the state of Michigan within their respective three and four year statutory assessment limitation periods, in excess of those that would have otherwise been due if the Unconsolidated Joint Venture had sold Woodland, distributed the cash sales proceeds, and liquidated the owning entities. The Company cannot reasonably estimate the maximum amount of the indemnity, as the Company is not privy to or does not have knowledge of its joint venture partner's tax basis or tax attributes in the Woodland entities or its life insurance-related assets. However, the Company believes that the probability of having to perform under the tax indemnification agreement is remote. The Company and the Woodland joint venture partner have also indemnified each other for their shares of costs or revenues of operating or selling the shopping center in the event additional costs or revenues are subsequently identified.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

In November 2007, three developers of a project called Blue Back Square (BBS) in West Hartford, Connecticut, filed a lawsuit in the Connecticut Superior Court, Judicial District of Hartford at Hartford (Case No. CV-07-5014613-S) against the Company, the Westfarms Unconsolidated Joint Venture, and its partners and its subsidiary, alleging that the defendants (i) filed or sponsored vexatious legal proceedings and abused legal process in an attempt to thwart the development of the competing BBS project, (ii) interfered with contractual relationships with certain tenants of BBS, and (iii) violated Connecticut fair trade law. The lawsuit alleges damages in excess of $30 million and seeks double and treble damages and punitive damages. Also in early November 2007, the Town of West Hartford and the West Hartford Town Council filed a substantially similar lawsuit against the same entities in the same court (Case No. CV-07-5014596-S). The second lawsuit did not specify any particular amount of damages but similarly requests double and treble damages and punitive damages. The lawsuits are in their early legal stages and the Company is vigorously defending both. The outcome of these lawsuits cannot be predicted with any certainty and management is currently unable to estimate an amount or range of potential loss that could result if an unfavorable outcome occurs. While management does not believe that an adverse outcome in either lawsuit would have a material adverse effect on the Company’s financial condition, there can be no assurance that an adverse outcome would not have a material effect on the Company’s results of operations for any particular period.

See Note 2 regarding obligations and commitments related to Partridge Creek, Note 6 regarding contingencies related to Oyster Bay, Note 14 for obligations under existing share-based compensation plans, and Note 10 for the Operating Partnership's guarantees of certain notes payable and other obligations.

Note 17 - Earnings Per Share

Basic earnings per share amounts are based on the weighted average of common shares outstanding for the respective periods. Diluted earnings per share amounts are based on the weighted average of common shares outstanding plus the dilutive effect of common stock equivalents. Common stock equivalents include outstanding partnership units exchangeable for common shares under the Continuing Offer (Note 16), outstanding options for units of partnership interest under the Option Plan, RSU under the LTIP and Non-Employee Directors’ Deferred Compensation Plan (Note 14), and unissued partnership units under unit option deferral elections. In computing the potentially dilutive effect of these common stock equivalents, partnership units are assumed to be exchanged for common shares under the Continuing Offer, increasing the weighted average number of shares outstanding. The potentially dilutive effects of partnership units outstanding and/or issuable under the unit option deferral elections are calculated using the if-converted method, while the effects of other common stock equivalents are calculated using the treasury stock method.

As of December 31, 2007, there were 8.8 million partnership units outstanding and 0.9 million unissued partnership units under unit option deferral elections, which may be exchanged for common shares of the Company under the Continuing Offer (Note 16). Outstanding partnership units and unissued units were excluded from the computation of diluted earnings per share as they were anti-dilutive in all periods presented. These outstanding units and unissued units could only be dilutive to earnings per share if the minority interests' ownership share of the Operating Partnership's income was greater than their share of distributions.

	Year Ended December 31
	2007	2006	2005
Net income allocable to common shareowners	$48,490	$21,394	$44,113

Shares (Denominator) – basic	52,969,067	52,661,024	50,459,314
Effect of dilutive securities	652,950	318,429	70,825
Shares (Denominator) – diluted	53,622,017	52,979,453	50,530,139

Earnings per common share:
Basic	$0.92	$0.41	$0.87
Diluted	$0.90	$0.40	$0.87

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 18 - Cash Flow Disclosures and Non-Cash Investing and Financing Activities

Interest paid in 2007, 2006, and 2005, net of amounts capitalized of $14.6 million, $9.8 million, and $9.9 million, respectively, approximated $126.0 million, $119.8 million, and $112.0 million, respectively. The following non-cash investing and financing activities occurred during 2007, 2006, and 2005:

	2007	2006	2005
Non-cash additions to properties	$61,131	$24,051	$50,844
Note receivable on Woodland sale (Note 2)			9,000
Capital lease obligations	2,138		91

Non-cash additions to properties primarily represent accrued construction and tenant allowance costs of new centers and development projects. Additionally, consolidated assets and liabilities increased upon consolidation of the accounts of The Pier Shops in 2007 (Note 2) and Cherry Creek in 2006 (Note 1).

Note 19 - Quarterly Financial Data (Unaudited)

The following is a summary of quarterly results of operations for 2007 and 2006:

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$145,026	$152,274	$150,653	$178,869
Equity in income of Unconsolidated Joint Ventures	8,186	9,239	11,275	11,798
Income before minority and preferred interests	26,550	26,002	25,461	38,223
Net income	14,056	12,493	11,507	25,068
Net income allocable to common shareowners	10,398	8,834	7,849	21,409
Basic earnings per common share -
Net income	$0.19	$0.17	$0.15	$0.41
Diluted earnings per common share -
Net income	$0.19	$0.16	$0.15	$0.40

	2006 (1)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$138,021	$139,276	$138,913	$163,074
Equity in income of Unconsolidated Joint Ventures	8,471	7,412	7,082	10,579
Income before minority and preferred interests	21,408	20,972	17,561	35,199
Net income	11,434	7,791	5,024	20,868
Net income (loss) allocable to common shareowners	5,431	(2,612)	1,366	17,209
Basic earnings per common share -
Net income (loss)	$0.10	$(0.05)	$0.03	$0.33
Diluted earnings per common share -
Net income (loss)	$0.10	$(0.05)	$0.03	$0.32

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

Note 20 - New Accounting Pronouncements

In December 2007, the FASB issued Statement No. 160 "Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” This Statement amends Accounting Research Bulletin (ARB) 51 to establish accounting and reporting standards for the noncontrolling interest (previously referred to as a minority interest) in a subsidiary and for the deconsolidation of a subsidiary. The Statement also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of FASB Statement No. 141 (Revised) “Business Combinations.” Statement No. 160 will require noncontrolling interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. Statement No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Company anticipates that upon adoption of Statement No. 160 in 2009, the noncontrolling interests in the Operating Partnership and certain consolidated joint ventures will no longer need to be carried at zero balances in the Company’s balance sheet. As a result, the income allocated to these noncontrolling interests would no longer be required to be equal to the share of distributions. See “Note 1 – Summary of Significant Accounting Policies” regarding current accounting for minority interests. The Company is continuing to evaluate other effects this Statement would have on the Company’s financial position and results of operations.

Also in December 2007, the FASB issued Statement No. 141 (Revised) "Business Combinations.” This Statement establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and any goodwill acquired in the business combination or a gain from a bargain purchase. This Statement requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” Statement No. 141 (Revised) must be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is prohibited. The Company is currently evaluating the application of this Statement and its effect on the Company's financial position and results of operations.

In addition, in December 2007, the SEC published SAB No. 110 (SAB 110)"Certain Assumptions Used in Valuation Methods." The interpretations in SAB 110 express the SEC’s staff’s views regarding the acceptability of the use of a "simplified" method, as discussed in SAB No. 107, in developing an estimate of expected term of share options in accordance with FASB Statement No. 123 (Revised) “Share-Based Payment.” The Company is evaluating this new guidance and will be considering it in connection with any future share option grants.

In February 2007, the FASB issued Statement No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities." This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Statement No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, although early application is allowed. The Company will not be electing the fair value option for financial assets or liabilities existing on the January 1, 2008 adoption date. The Company will consider the applicability of the fair value option for assets acquired or liabilities incurred in future transactions.

In September 2006, the FASB issued Statement No. 157 “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies to accounting pronouncements that require or permit fair value measurements, except for share-based payments transactions under FASB Statement No. 123 (Revised) “Share-Based Payment.” This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, except for non-financial assets and liabilities, for which this Statement will be effective for years beginning after November 15, 2008. The Company has evaluated the effect of implementing the Statement on its financial position and operations and has determined that the impact of implementing the Statement will have been to increase (or decrease) the fair value of its derivative financial instruments by an immaterial amount. The Company will consider the application of this Statement when computing fair value for financial reporting purposes beginning in 2008.

Note 21 - Subsequent Events

In February 2008, the Company announced that Taubman Asia is acquiring a 25% interest in The Mall at Studio City, the retail component of Macao Studio City, a major mixed-use project, which has begun construction on the Cotai Strip in Macao, China. In addition, Taubman Asia entered into long-term agreements to perform development, management and leasing services for the shopping center. The Company’s total investment in the project (including the initial payment, allocation of construction debt and additional payments anticipated in years two and five after opening) is expected to be approximately $200 million. Taubman Asia’s investment is in a joint venture with Cyber One Agents Limited (Cyber One) and will be accounted for under the equity method. Macao Studio City is being developed by Cyber One, a joint venture between New Cotai, LLC and East Asia Satellite Television Holdings, a subsidiary of eSun Holdings (eSun). The Company’s $54 million initial cash payment has been placed into escrow until eSun shareholder approval is received and financing for the overall project is completed, which is expected to occur within the first half of 2008. In addition, the Company’s services agreements are also conditional upon eSun shareholder approval. The Company anticipates a late 2009 opening, subject to final construction scheduling, which is expected to be completed during 2008.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

In January 2008, the Company completed a $325 million non-recourse refinancing at International Plaza that bears interest at LIBOR plus 1.15%. The loan agreement has a three-year term, with two one-year extension options. The loan is interest-only for the entire term, except during the second one-year extension, if elected. The Company also entered into an agreement to swap the floating rate for an all-in fixed rate of 5.375% for the initial three-year term of the loan agreement. Proceeds from the refinancing were used to pay off the existing $175.2 million 4.37% (effective rate) loan, plus accrued interest, and the Company’s $33.5 million preferential equity, with the remaining amount split on ownership percentages with the Company’s 49.9% joint venture partner.

Schedule II
TAUBMAN CENTERS, INC.
VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2007, 2006, and 2005
(in thousands)

		Additions
	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write-offs	Transfers, net		Balance at end of year
Year ended December 31, 2007
Allowance for doubtful receivables	$7,581	$1,830		$(3,423)	$706	(1)	$6,694

Year ended December 31, 2006
Allowance for doubtful receivables	$5,497	$5,110		$(3,055)	$29	(2)	$7,581

Year ended December 31, 2005
Allowance for doubtful receivables	$8,661	2,512		(5,676)			$5,497

(1)	Represents the transfer in of The Pier Shops. Prior to April 13, 2007, the Company accounted for its interest in The Pier Shops under the equity method.
(2)	Represents the transfer in of Cherry Creek. Prior to January 1, 2006, the Company accounted for its interest in Cherry Creek under the equity method.

Schedule III
TAUBMAN CENTERS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2007
(in thousands)

	Initial Cost to Company			Gross Amount at Which Carried at Close of Period
	Land	Buildings, Improvements, and Equipment	Cost Capitalized Subsequent to Acquisition	Land	BI&E	Total		Accumulated Depreciation (A/D)	Total Cost Net of A/D	Encumbrances		Date of Completion of Construction or Acquisition	Depreciable Life
Shopping Centers:
Beverly Center, Los Angeles, CA		$209,093	$55,855		$264,948	$264,948		$111,764	$153,184	$338,779		1982	40 Years
Cherry Creek Shopping Center, Denver, CO		99,260	109,216		208,476	208,476		93,599	114,877	280,000		1990	40 Years
Dolphin Mall, Miami, FL	$34,881	238,571	43,321	$34,881	281,892	316,773		55,401	261,372	139,000	(1)	2001	50 Years
Fairlane Town Center, Dearborn, MI	17,330	104,668	34,240	17,330	138,908	156,238		52,421	103,817	80,000	(1)	1996	40 Years
Great Lakes Crossing, Auburn Hills, MI	15,506	194,284	25,518	15,506	219,802	235,308		80,905	154,403	140,449		1998	50 Years
International Plaza, Tampa, FL		308,841	11,411		320,252	320,252		68,767	251,485	175,150		2001	50 Years
MacArthur Center, Norfolk, VA		145,768	12,993		158,761	158,761		41,203	117,558	135,439		1999	50 Years
Northlake Mall, Charlotte, NC	22,540	147,973	2,688	22,540	150,661	173,201		23,306	149,895	215,500		2005	50 Years
The Mall at Partridge Creek, Clinton Township, MI	14,108	122,974		14,108	122,974	137,082		2,020	135,062	62,126		2007	50 Years
The Pier Shops at Caesars, Atlantic City, NJ		178,044			178,044	178,044		9,339	168,705	135,000		2006	50 Years
Regency Square, Richmond, VA	18,635	101,600	10,841	18,635	112,441	131,076		37,551	93,525	76,591		1997	40 Years
The Mall at Short Hills, Short Hills, NJ	25,114	168,504	119,328	25,114	287,832	312,946		114,539	198,407	540,000		1980	40 Years
Stony Point Fashion Park, Richmond, VA	10,677	100,315	915	10,677	101,230	111,907		26,167	85,740	110,411		2003	50 Years
Twelve Oaks Mall, Novi, MI	25,410	191,185	75,982	25,410	267,167	292,577		78,733	213,844	60,000	(1)	1977	50 Years
The Mall at Wellington Green, Wellington, FL	18,967	192,081	8,654	21,439	198,263	219,702		55,023	164,679	200,000		2001	50 Years
The Shops at Willow Bend, Plano, TX	26,192	229,058	6,998	26,192	236,056	262,248		53,590	208,658			2001	50 Years
Other:
Office Facilities			25,917		25,917	25,917		13,167	12,750
Peripheral Land	30,484			30,484		30,484			30,484
Construction in Process and Development Pre-Construction Costs		166,931	9,980		176,911	176,911			176,911
Assets under CDD obligations	4,164	61,411		4,164	61,411	65,575		15,187	50,388
Other		2,710			2,710	2,710		593	2,117
Total	$264,008	$2,963,271	$553,857	$266,480	$3,514,656	$3,781,136	(2)	$933,275	$2,847,861

The changes in total real estate assets and accumulated depreciation for the years ended December 31, 2007, 2006, and 2005 are as follows:

	Total Real Estate Assets		Total Real Estate Assets		Total Real Estate Assets		Accumulated Depreciation		Accumulated Depreciation (5)		Accumulated Depreciation (5)
	2007		2006		2005		2007		2006		2005
Balance, beginning of year	$3,398,122		$3,081,324		$2,936,964	Balance, beginning of year	$(821,384)		$(651,665)		$(558,891)
New development and improvements	229,199		151,428		173,297	Depreciation for year	(128,358)		(128,488)		(120,673)
Disposals/Write-offs	(23,179)		(39,672)		(27,905)	Disposals/Write-offs	23,179		39,195		27,782
Transfers In/(Out)	176,994	(3)	205,042	(4)	(1,032)	Transfers In/(Out)	(6,712	) (3)	(80,426	) (4)	117
Balance, end of year	$3,781,136		$3,398,122		$3,081,324	Balance, end of year	$(933,275)		$(821,384)		$(651,665)

(1)	These centers are collateral for the Company’s $550 million line of credit. Borrowings under the line of credit are primary obligations of the entities owning these centers.
(2)	The unaudited aggregate costs for federal income tax purposes as of December 31, 2007 was $3.484 billion.
(3)	Includes costs related to The Pier Shops at Caesars, which became a consolidated center in 2007.
(4)	Includes costs related to Cherry Creek Shopping Center, which became a consolidated center in 2006.
(5)	Does not include depreciation of assets recoverable from tenants.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAUBMAN CENTERS, INC.

Date: February 27, 2008	By:	/s/ Robert S. Taubman
Robert S. Taubman, Chairman of the Board, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert S. Taubman	Chairman of the Board, President,	February 27, 2008
Robert S. Taubman	Chief Executive Officer, and Director
(Principal Executive Officer)

/s/ Lisa A. Payne	Vice Chairman, Chief Financial	February 27, 2008
Lisa A. Payne	Officer, and Director (Principal Financial Officer)

/s/ William S. Taubman	Chief Operating Officer,	February 27, 2008
William S. Taubman	and Director

/s/ Esther R. Blum	Senior Vice President, Controller, and	February 27, 2008
Esther R. Blum	Chief Accounting Officer

*	Director	February 27, 2008
Graham Allison

*	Director	February 27, 2008
Jerome A. Chazen

*	Director	February 27, 2008
Craig M. Hatkoff

*	Director	February 27, 2008
Peter Karmanos, Jr.

*	Director	February 27, 2008
William U. Parfet

*	Director	February 27, 2008
Ronald W. Tysoe

*By:	/s/ Lisa A. Payne
Lisa A. Payne, as Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number

3(a)	--	Restated By-Laws of Taubman Centers, Inc. (incorporated herein by reference to Exhibit 3 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

3(b)	--
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
Amended and Restated Promissory Note A-1, dated December 14, 2005, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company (incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K dated December 16, 2005).

4(e)	--
Amended and Restated Promissory Note A-2, dated December 14, 2005, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company (incorporated by reference to Exhibit 4.2 filed with the Registrant’s Current Report on Form 8-K dated December 16, 2005).

4(f)	--
Amended and Restated Promissory Note A-3, dated December 14, 2005, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company (incorporated by reference to Exhibit 4.3 filed with the Registrant’s Current Report on Form 8-K dated December 16, 2005).

4(g)	--
Amended and Restated Mortgage, Security Agreement and Fixture Filings, dated December 14, 2005 by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company (incorporated by reference to Exhibit 4.4 filed with the Registrant’s Current Report on Form 8-K dated December 16, 2005).

4(h)	--
Amended and Restated Assignment of Leases, dated December 14, 2005, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company (incorporated by reference to Exhibit 4.5 filed with the Registrant’s Current Report on Form 8-K dated December 16, 2005).

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
Second Amended and Restated Secured Revolving Credit Agreement, dated as of November 1, 2007, by and among Dolphin Mall Associates Limited Partnership, Fairlane Town Center LLC and Twelve Oaks Mall, LLC, as Borrowers, Eurohypo AG, New York Branch, as Administrative Agent and Lead Arranger, and the various lenders and agents on the signature pages thereto (incorporated herein by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K dated November 1, 2007).

4(k)	--
Second Amended and Restated Mortgage, Assignment of Leases and Rents and Security Agreement, dated as of August 9, 2006, by and between Dolphin Mall Associates Limited Partnership and Eurohypo AG, New York Branch, as Administrative Agent (incorporated herein by reference to Exhibit 4.5 filed with the Registrant’s Current Report on Form 8-K dated August 9, 2006).

4(l)	--
Third Amended and Restated Mortgage, Assignment of Leases and Rents and Security Agreement, dated as of November 1, 2007, by and between Dolphin Mall Associates Limited Partnership and Eurohypo AG, New York Branch, as Administrative Agent (incorporated herein by reference to Exhibit 4.5 filed with the Registrant’s Current Report on Form 8-K dated November 1, 2007).

4(m)	--
Amended and Restated Mortgage, dated as of August 9, 2006, by and between Fairlane Town Center LLC and Eurohypo AG, New York Branch, as Administrative Agent (incorporated herein by reference to Exhibit 4.3 filed with the Registrant’s Current Report on Form 8-K dated August 9, 2006).

4(n)	--
Second Amended and Restated Mortgage, dated as of November 1, 2007, by and between Fairlane Town Center LLC and Eurohypo AG, New York Branch, as Administrative Agent (incorporated herein by reference to Exhibit 4.3 filed with the Registrant’s Current Report on Form 8-K dated November 1, 2007).

4(o)	--
Amended and Restated Mortgage, dated as of August 9, 2006, by and between Twelve Oaks Mall, LLC and Eurohypo AG, New York Branch, as Administrative Agent (incorporated herein by reference to Exhibit 4.4 filed with the Registrant’s Current Report on Form 8-K dated August 9, 2006).

4(p)	--
Second Amended and Restated Mortgage, dated as of November 1, 2007, by and between Twelve Oaks Mall, LLC and Eurohypo AG, New York Branch, as Administrative Agent (incorporated herein by reference to Exhibit 4.4 filed with the Registrant’s Current Report on Form 8-K dated November 1, 2007).

4(q)	--
Guaranty of Payment, dated as of August 9, 2006, by and among The Taubman Realty Group Limited Partnership, Fairlane Town Center LLC and Twelve Oaks Mall, LLC (incorporated herein by reference to Exhibit 4.2 filed with the Registrant’s Current Report on Form 8-K dated August 9, 2006).

4(r)	--
Guaranty of Payment, dated as of November 1, 2007, by and among The Taubman Realty Group Limited Partnership, Fairlane Town Center LLC and Twelve Oaks Mall, LLC (incorporated herein by reference to Exhibit 4.2 filed with the Registrant’s Current Report on Form 8-K dated November 1, 2007).

4(s)	--
Loan Agreement dated January 8, 2008, by and between Tampa Westshore Associates Limited Partnership and Eurohypo AG, New York Branch, as Administrative Agent, Joint Lead Arranger and Joint Book Runner and the various lenders and agents on the signature pages thereto (incorporated herein by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K dated January 8, 2008).

4(t)	--
Amended and Restated Leasehold Mortgage, Security Agreement and Financing Statement dated January 8, 2008, by Tampa Westshore Associates Limited Partnership, in favor of Eurohypo AG, New York Branch, as Administrative Agent (incorporated herein by reference to Exhibit 4.2 filed with the Registrant’s Current Report on Form 8-K dated January 8, 2008).

4(u)	--
Assignment of Leases and Rents dated January 8, 2008, by Tampa Westshore Associates Limited Partnership, in favor of Eurohypo AG, New York Branch, as Administrative Agent (incorporated herein by reference to Exhibit 4.3 filed with the Registrant’s Current Report on Form 8-K dated January 8, 2008).

4(v)	--
Carveout Guaranty dated January 8, 2008, by The Taubman Realty Group Limited Partnership to and for the benefit of Eurohypo AG, New York Branch, as Administrative Agent (incorporated herein by reference to Exhibit 4.4 filed with the Registrant’s Current Report on Form 8-K dated January 8, 2008).

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
Second Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated Effective as of September 30, 1997 (incorporated herein by reference to Exhibit 10(c) filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 Form 10-K”)).

*10(d)	--
Third Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated Effective as of September 30, 1997 (incorporated herein by reference to Exhibit 10(d) filed with the 2004 Form 10-K).

*10(e)	--
Fourth Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated Effective as of September 30, 1997 (incorporated herein by reference to Exhibit 10(a) filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

*10(f)	--	The Form of The Taubman Realty Group Limited Partnership 1992 Incentive Option Plan Option Agreement (incorporated herein by reference to Exhibit 10(e) filed with the 2004 Form 10-K).

10(g)	--
Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager (incorporated herein by reference to Exhibit 10(f) filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992).

10(h)	--
Amended and Restated Cash Tender Agreement among Taubman Centers, Inc., The Taubman Realty Group Limited Partnership, and A. Alfred Taubman, A. Alfred Taubman, acting not individually but as Trustee of the A. Alfred Taubman Restated Revocable Trust, and TRA Partners, (incorporated herein by reference to Exhibit 10 (a) filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (“2000 Second Quarter Form 10-Q”)).

*10(i)	--	Supplemental Retirement Savings Plan (incorporated herein by reference to Exhibit 10(i) filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

*10(j)	--	The Taubman Company Long-Term Compensation Plan (as amended and restated effective January 1, 2000) (incorporated herein by reference to Exhibit 10 (c) filed with the 2000 Second Quarter Form 10-Q).

*10(k)	--
First Amendment to the Taubman Company Long-Term Compensation Plan (as amended and restated effective January 1, 2000) (incorporated herein by reference to Exhibit 10(m) filed with the 2004 Form 10-K).

*10(l)	--
Second Amendment to the Taubman Company Long-Term Performance Compensation Plan (as amended and restated effective January 1, 2000)(incorporated herein by reference to Exhibit 10(n) filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005).

*10(m)	--	The Taubman Company 2005 Long-Term Incentive Plan (incorporated herein by reference to the Form DEF14A filed with the Securities and Exchange Commission on April 5, 2005).

*10(n)	--
Employment Agreement between The Taubman Company Limited Partnership and Lisa A. Payne (incorporated herein by reference to Exhibit 10 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

*10(o)	--
Change of Control Agreement, dated July 17, 2006, by and among the Company, Taubman Realty Group Limited Partnership, and Lisa A. Payne (incorporated herein by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K dated July 17, 2006).

*10(p)	--	Form of Change of Control Agreement (incorporated herein by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K dated July 17, 2006).

10(q)	--	Second Amended and Restated Continuing Offer, dated as of May 16, 2000. (incorporated herein by reference to Exhibit 10 (b) filed with the 2000 Second Quarter Form 10-Q).

10(r)	--
The Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership dated September 30, 1998 (incorporated herein by reference to Exhibit 10 filed with the Registrant’s Quarterly Report on Form 10-Q dated September 30, 1998).

10(s)	--
Annex II to Second Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership (incorporated herein by reference to Exhibit 10(p) filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10(t)	--
Annex III to The Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership, dated as of May 27, 2004 (incorporated by reference to Exhibit 10(c) filed with the 2004 Second Quarter Form 10-Q).

10(u)	--
Second Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership effective as of September 3, 1999 (incorporated herein by reference to Exhibit 10(a) filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10(v)	--
Third Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership, dated May 2, 2003 (incorporated herein by reference to Exhibit 10(a) filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

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

10(z)	--	Seventh Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership, dated December 14, 2007.

10(aa)	--
Amended and Restated Shareholders' Agreement dated as of October 30, 2001 among Taub-Co Management, Inc., The Taubman Realty Group Limited Partnership, The A. Alfred Taubman Restated Revocable Trust, and Taub-Co Holdings LLC (incorporated herein by reference to Exhibit 10(q) filed with the 2001 Form 10-K).

*10(ab)	--	The Taubman Realty Group Limited Partnership and The Taubman Company LLC Election and Option Deferral Agreement (incorporated herein by reference to Exhibit 10(r) filed with the 2001 Form 10-K).

10(ac)	--
Operating Agreement of Taubman Land Associates, a Delaware Limited Liability Company, dated October 20, 2006 (incorporated herein by reference to Exhibit 10(ab) filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”)).

10(ad)	--
Amended and Restated Agreement of Partnership of Sunvalley Associates, a California general partnership (incorporated herein by reference to Exhibit 10(a) filed with the Registrant’s Amended Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2002).

*10(ae)	--	Summary of Compensation for the Board of Directors of Taubman Centers, Inc. (incorporated herein by reference to Exhibit 10(ae) filed with the 2006 Form 10-K).

*10(af)	--	The Form of The Taubman Company Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K dated May 18, 2005).

*10(ag)	--	The Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan (incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K dated May 18, 2005).

*10(ah)	--
The Form of The Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan (incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K dated May 18, 2005).

12	--	Statement Re: Computation of Taubman Centers, Inc. Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

21	--	Subsidiaries of Taubman Centers, Inc.

23	--	Consent of Independent Registered Public Accounting Firm.

24	--	Powers of Attorney.

31(a)	--	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	--	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	--	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	--	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(a)	--	Debt Maturity Schedule.

99(b)	--	Real Estate and Accumulated Depreciation Schedule of the Unconsolidated Joint Ventures of The Taubman Realty Group Limited Partnership.

*	A management contract or compensatory plan or arrangement required to be filed.