Form 10-Q
period 2008-03-31
TAUBMAN CENTERS INC
filed 2008-04-30
CIK 890319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2008
Commission File No. 1-11530

Taubman Centers, Inc.
(Exact name of registrant as specified in its charter)
Michigan	38-2033632
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
200 East Long Lake Road, Suite 300, Bloomfield Hills, Michigan	48304-2324
(Address of principal executive offices)	(Zip Code)
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

☒ Yes ☐ No

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer,” “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

As of April 29, 2008, there were outstanding 52,812,061 shares of the Company's common stock, par value $0.01 per share.

TAUBMAN CENTERS, INC.

TAUBMAN CENTERS, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	March 31	December 31
	2008	2007
Assets:
Properties	$3,778,947	$3,781,136
Accumulated depreciation and amortization	(957,526)	(933,275)
	$2,821,421	$2,847,861
Investment in Unconsolidated Joint Ventures (Note 4)	90,014	92,117
Cash and cash equivalents	40,768	47,166
Accounts and notes receivable, less provision for bad debts of $7,733 and $6,694 in 2008 and 2007	48,995	52,161
Accounts receivable from related parties	1,956	2,283
Deferred charges and other assets (Notes 1 and 3)	215,575	109,719
	$3,218,729	$3,151,307
Liabilities:
Notes payable (Note 5)	$2,840,951	$2,700,980
Accounts payable and accrued liabilities	248,982	296,385
Dividends and distributions payable	21,915	21,839
Distributions in excess of investments in and net income of Unconsolidated
Joint Ventures (Note 4)	101,313	100,234
	$3,213,161	$3,119,438
Commitments and contingencies (Notes 1, 3, 5, 7, and 8)

Preferred Equity of TRG	$29,217	$29,217

Minority interest in TRG and consolidated joint ventures (Notes 1 and 3)	$17,351	$18,494

Shareowners' Equity:
Series B Non-Participating Convertible Preferred Stock, $0.001 par and liquidation value, 40,000,000 shares authorized, 26,524,235 shares issued and outstanding at March 31, 2008 and December 31, 2007	$27	$27
Series G Cumulative Redeemable Preferred Stock, 4,000,000 shares authorized, no par, $100 million liquidation preference, 4,000,000 shares issued and outstanding at March 31, 2008 and December 31, 2007

Series H Cumulative Redeemable Preferred Stock, 3,480,000 shares authorized, no par, $87 million liquidation preference, 3,480,000 shares issued and outstanding at March 31, 2008 and December 31, 2007
Common Stock, $0.01 par value, 250,000,000 shares authorized, 52,808,293 and 52,624,013 shares issued and outstanding at March 31, 2008 and December 31, 2007	528	526
Additional paid-in capital	546,788	543,333
Accumulated other comprehensive income (loss)	(19,806)	(8,639)
Dividends in excess of net income (Note 1)	(568,537)	(551,089)
	$(41,000)	$(15,842)
	$3,218,729	$3,151,307

See notes to consolidated financial statements.

 TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Three Months Ended March 31
	2008	2007
Revenues:
Minimum rents	$86,570	$78,655
Percentage rents	2,575	2,308
Expense recoveries	57,464	50,623
Management, leasing, and development services	3,694	4,890
Other	7,114	8,550
	$157,417	$145,026
Expenses:
Maintenance, taxes, and utilities	$43,540	$37,919
Other operating	18,301	16,796
Management, leasing, and development services	2,257	2,790
General and administrative	8,333	7,321
Interest expense (Note 5)	36,982	29,694
Depreciation and amortization	35,335	32,533
	$144,748	$127,053
Gains on land sales and other nonoperating income	$1,803	$391

Income before income tax expense, equity in income of Unconsolidated Joint Ventures and minority and preferred interests	$14,472	$18,364
Income tax expense (Note 2)	(190)
Equity in income of Unconsolidated Joint Ventures (Note 4)	9,234	8,186
Income before minority and preferred interests	$23,516	$26,550
Minority share of consolidated joint ventures (Note 1):
Minority share of income of consolidated joint ventures	(1,176)	(1,913)
Distributions less than (in excess of) minority share of income of consolidated joint ventures	(2,137)	608
Minority interest in TRG (Note 1):
Minority share of income of TRG	(5,916)	(7,741)
Distributions in excess of minority share of income	(5,467)	(2,833)
TRG Series F preferred distributions	(615)	(615)
Net income	$8,205	$14,056
Series G and H preferred stock dividends	(3,658)	(3,658)
Net income allocable to common shareowners	$4,547	$10,398

Net income	$8,205	$14,056
Other comprehensive income:
Unrealized gain (loss) on interest rate instruments and other	(11,482)	25
Reclassification adjustment for amounts recognized in net income	315	315
Comprehensive income (loss)	$(2,962)	$14,396

Basic and diluted earnings per common share (Note 9) -
Net income	$0.09	$0.19

Cash dividends declared per common share	$0.415	$0.375

Weighted average number of common shares outstanding - basic	52,675,207	53,423,628

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Three Months Ended March 31
	2008	2007
Cash Flows From Operating Activities:
Net income	$8,205	$14,056
Adjustments to reconcile net income to net cash provided by operating activities:
Minority and preferred interests	15,311	12,494
Depreciation and amortization	35,335	32,533
Provision for bad debts	1,541	2,069
Gains on sales of land	(1,240)
Other	1,680	2,144
Increase (decrease) in cash attributable to changes in assets and liabilities:
Receivables, deferred charges, and other assets	3,515	(1,854)
Accounts payable and other liabilities	(31,168)	(26,201)
Net Cash Provided By Operating Activities	$33,179	$35,241

Cash Flows From Investing Activities:
Additions to properties	$(34,708)	$(44,770)
Acquisition of marketable equity securities and other assets	(561)	(2,290)
Funding of The Mall at Studio City escrow (Note 3)	(54,334)
Proceeds from sales of land	4,322
Contributions to Unconsolidated Joint Ventures	(2,415)	(611)
Distributions from Unconsolidated Joint Ventures in excess of income	4,417	2,726
Net Cash Used In Investing Activities	$(83,279)	$(44,945)

Cash Flows From Financing Activities:
Debt proceeds	$331,387	$50,092
Debt payments	(191,228)	(5,152)
Debt issuance costs	(3,386)
Issuance of common stock and/or partnership units in connection with incentive plans	610
Distributions to minority and preferred interests (Note 1)	(67,479)	(12,494)
Cash dividends to preferred shareowners	(3,658)	(3,658)
Cash dividends to common shareowners	(21,839)	(19,849)
Other	(705)
Net Cash Provided By Financing Activities	$43,702	$8,939

Net Decrease In Cash and Cash Equivalents	$(6,398)	$(765)

Cash and Cash Equivalents at Beginning of Period	47,166	26,282

Cash and Cash Equivalents at End of Period	$40,768	$25,517

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Interim Financial Statements

General

Taubman Centers, Inc. (the Company or TCO) is a Michigan corporation that operates as a self-administered and self-managed real estate investment trust (REIT). The Taubman Realty Group Limited Partnership (Operating Partnership or TRG) is a majority-owned partnership subsidiary of TCO that owns direct or indirect interests in all of its real estate properties. In this report, the term “Company" refers to TCO, the Operating Partnership, and/or the Operating Partnership's subsidiaries as the context may require. The Company engages in the ownership, management, leasing, acquisition, disposition, development, and expansion of regional and super-regional retail shopping centers and interests therein. The Company’s owned portfolio as of March 31, 2008 included 23 urban and suburban shopping centers in ten states.

Taubman Properties Asia LLC and its subsidiaries (Taubman Asia), which is the platform for the Company’s expansion into the Asia-Pacific region, is headquartered in Hong Kong.

Consolidation

The consolidated financial statements of the Company include all accounts of the Company, the Operating Partnership, and its consolidated subsidiaries, including The Taubman Company LLC (the Manager) and Taubman Asia. The Company consolidates the accounts of the owner of The Mall at Partridge Creek (Partridge Creek) (Note 3), which qualifies as a variable interest entity under Financial Accounting Standards Board (FASB) Interpretation No. 46 “Consolidation of Variable Interest Entities” (FIN 46R) for which the Operating Partnership is considered to be the primary beneficiary. In April 2007, the Company increased its ownership in The Pier Shops at Caesars (The Pier Shops) to a 77.5% controlling interest and began consolidating the entity that owns The Pier Shops (Note 3). Prior to the acquisition date, the Company accounted for The Pier Shops under the equity method. All intercompany transactions have been eliminated.

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

Ownership

In addition to the Company’s common stock, there are three classes of preferred stock (Series B, G, and H) outstanding as of March 31, 2008. Dividends on the 8% Series G and 7.625% Series H Preferred Stock are cumulative and are payable in arrears on or about the last day of each calendar quarter. The Company owns corresponding Series G and Series H Preferred Equity interests in the Operating Partnership that entitle the Company to income and distributions (in the form of guaranteed payments) in amounts equal to the dividends payable on the Company’s Series G and Series H Preferred Stock.

The Company also is obligated to issue to partners in the Operating Partnership other than the Company, upon subscription, one share of nonparticipating Series B Preferred Stock per each Operating Partnership unit. The Series B Preferred Stock entitles its holders to one vote per share on all matters submitted to the Company’s shareowners and votes together with the common stock on all matters as a single class. The holders of Series B Preferred Stock are not entitled to dividends or earnings. The Series B Preferred Stock is convertible into the Company’s common stock at a ratio of 14,000 shares of Series B Preferred Stock for one share of common stock.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Operating Partnership

At March 31, 2008, the Operating Partnership’s equity included three classes of preferred equity (Series F, G, and H) and the net equity of the partnership unitholders. Net income and distributions of the Operating Partnership are allocable first to the preferred equity interests, and the remaining amounts to the general and limited partners in the Operating Partnership in accordance with their percentage ownership. The Series G and Series H Preferred Equity are owned by the Company and are eliminated in consolidation. The Series F Preferred Equity is owned by an institutional investor.

The Company's ownership in the Operating Partnership at March 31, 2008 consisted of a 67% managing general partnership interest, as well as the Series G and H Preferred Equity interests. The Company's average ownership percentage in the Operating Partnership for the three months ended March 31, 2008 and 2007 was 66%. At March 31, 2008, the Operating Partnership had 79,365,737 units of partnership interest outstanding, of which the Company owned 52,808,293 units.

Minority Interests

As of March 31, 2008 and December 31, 2007, minority interests in the Company are comprised of the ownership interests of (1) noncontrolling unitholders of the Operating Partnership and (2) the noncontrolling interests in joint ventures controlled by the Company through ownership or contractual arrangements.

The net equity of the Operating Partnership noncontrolling unitholders is less than zero. The net equity balances of the noncontrolling partners in certain of the consolidated joint ventures are also less than zero. Therefore, the interests of the noncontrolling unitholders of the Operating Partnership and outside partners with net equity balances in the consolidated joint ventures of less than zero are recognized as zero balances within the consolidated balance sheet. The interests of the noncontrolling partners with positive equity balances in consolidated joint ventures represent the minority interests presented on the Company’s consolidated balance sheet of $17.4 million and $18.5 million at March 31, 2008 and December 31, 2007, respectively.

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

In January 2008, International Plaza refinanced its debt and distributed a portion of the excess proceeds to its partner (Note 5). The joint venture partner’s $51.3 million share of the distributed excess proceeds is classified as minority interest and included in Deferred Charges and Other Assets in the Company’s consolidated balance sheet. As of March 31, 2008, the total of excess proceeds distributed to partners for this and the Cherry Creek consolidated joint venture included in Deferred Charges and Other Assets was $96.8 million. The Company accounts for distributions to minority partners that result from such financing transactions as a debit balance minority interest upon determination that (1) the distribution was the result of appreciation in the fair value of the property above the book value, (2) the financing was provided at a loan to value ratio commensurate with non-recourse real estate lending, and (3) the excess of the property value over the financing provides support for the eventual recovery of the debit balance minority interest upon sale or disposal of the property. Debit balance minority interests are considered as part of the carrying value of a property for purposes of evaluating impairment, should events or circumstances indicate that the carrying value may not be recoverable.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In January 2008, the Company's president of Taubman Asia (the Asia President) obtained an ownership interest in Taubman Asia, a consolidated subsidiary. The Asia President is entitled to 10% of Taubman Asia's dividends, with 85% of his dividends being withheld as contributions to capital. These withholdings will continue until he contributes and maintains his capital consistent with a 10% ownership interest, including all capital funded by the Operating Partnership for Taubman Asia's operating and investment activities prior and subsequent to the Asia President obtaining his ownership interest. The Asia President's ownership interest will be reduced to 5% upon his cumulatively receiving a specified amount in dividends. The Operating Partnership will have a preferred investment in Taubman Asia to the extent the Asia President has not yet contributed capital commensurate with his ownership interest. This preferred investment will accrue an annual preferential return equal to the Operating Partnership's average borrowing rate (with the preferred investment and accrued return together being referred to herein as the preferred interest). Taubman Asia has the ability to call at any time the Asia President's ownership at fair value, less the amount required to return the Operating Partnership's preferred interest. The Asia President similarly has the ability to put his ownership interest to Taubman Asia at 85% (increasing to 100% in 2013) of fair value, less the amount required to return the Operating Partnership's preferred interest. In the event of a liquidation of Taubman Asia, the Operating Partnership's preferred interest would be returned in advance of any other ownership interest or income. The Asia President's noncontrolling interest in Taubman Asia is accounted for as a minority interest in the Company's financial statements, currently at a zero balance.

See Note 11 – “New Accounting Pronouncements” regarding future changes to the accounting for minority interests.

Finite Life Entities

Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. At March 31, 2008, the Company held controlling majority interests in consolidated entities with specified termination dates between 2080 and 2083. The minority owners’ interests in these entities are to be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entity. The estimated fair value of these minority interests were approximately $186.7 million at March 31, 2008, compared to a book value of $(86.9) million, of which $(96.8) million was classified as Deferred Charges and Other Assets and $9.9 million was classified as Minority Interest in the Company’s consolidated balance sheet.

Other

The unaudited interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. The results of interim periods are not necessarily indicative of the results for a full year.

Dollar amounts presented in tables within the notes to the financial statements are stated in thousands, except share data or as otherwise noted.

Note 2 – Income and Other Taxes

The Company is subject to corporate level federal and state income taxes in its taxable REIT subsidiaries and state income taxes in certain partnership subsidiaries, which are provided for in the Company’s financial statements. The Company's deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. The Company’s temporary differences primarily relate to deferred compensation and depreciation. In July 2007, the State of Michigan signed into law the Michigan Business Tax Act (MBT), replacing the Michigan single business tax with a business income tax and modified gross receipts tax. These new taxes became effective on January 1, 2008, and are subject to the provisions of SFAS No. 109 “Accounting for Income Taxes.” As of March 31, 2008, the Company had a net deferred tax asset of $3.4 million, after a valuation allowance of $6.9 million. As of December 31, 2007, the net deferred tax asset was $3.3 million, after a valuation allowance of $6.6 million.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company had no unrecognized tax benefits as defined by FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” as of March 31, 2008. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of March 31, 2008. The Company has no interest or penalties relating to income taxes recognized in the statement of operations for the three months ended March 31, 2008 or in the balance sheet as of March 31, 2008. As of March 31, 2008, returns for the calendar years 2004 through 2007 remain subject to examination by U.S. and various state and foreign tax jurisdictions.

Note 3 – Acquisition, New Development, and Services

The Mall at Studio City

In February 2008, the Company announced that Taubman Asia is acquiring a 25% interest in The Mall at Studio City, the retail component of Macao Studio City, a major mixed-use project, which has begun construction on the Cotai Strip in Macao, China. In addition, Taubman Asia entered into long-term agreements to perform development, management and leasing services for the shopping center. The Company’s total investment in the project (including the initial payment, allocation of construction debt and additional payments anticipated in years two and five after opening) is expected to be approximately $200 million. Taubman Asia’s investment is in a joint venture with Cyber One Agents Limited (Cyber One) and will be accounted for under the equity method. Macao Studio City is being developed by Cyber One, a joint venture between New Cotai, LLC and East Asia Satellite Television Holdings, a subsidiary of eSun Holdings (eSun). The Company’s $54 million initial investment has been placed into escrow until financing for the overall project is completed, which is expected to occur in summer 2008. No interest is being capitalized on this payment until the escrow is released. The $54 million escrowed payment is classified within Deferred Charges and Other Assets on the consolidated balance sheet. The Company’s services agreements were conditional upon eSun shareholder approval, which was received in March 2008, however, any payments due under the development services agreement can be delayed until financing is completed. While it does not control the construction schedule, the Company believes the project is likely to open in spring 2010.

The Pier Shops at Caesars

The Pier Shops, located in Atlantic City, New Jersey, began opening in phases in June 2006. Gordon Group Holdings LLC (Gordon) developed the center, and in January 2007, the Company assumed full management and leasing responsibility for the center. In April 2007, the Company increased its ownership in The Pier Shops to a 77.5% controlling interest. The remaining 22.5% interest continues to be held by an affiliate of Gordon. The Company began consolidating The Pier Shops as of the April 2007 purchase date. At closing, the Company made a $24.5 million equity investment in the center, bringing its total equity investment to $28.5 million. At the purchase date, the book values of the center’s assets and liabilities were $229.7 million and $171.3 million, respectively. The excess of the book value of the net assets acquired over the purchase price was approximately $17 million, which was allocated principally to building and improvements. The Company is entitled to a 7% cumulative preferred return on its $133.1 million total investment, including its $104.6 million share of debt. In April 2007, The Pier Shops completed a refinancing of its existing construction loan with a $135 million 10 year, non-recourse, interest-only loan with an all-in rate of 6.1%. The Company will be responsible for any additional capital requirements, estimated to be in the range of $15 million over the next two years, on which it will receive a preferred return at a minimum of 8%.

The Mall at Partridge Creek

Partridge Creek, a 0.6 million square foot center, opened in October 2007 in Clinton Township, Michigan. The center is anchored by Nordstrom, which opened in April 2008, Parisian, and MJR Theatres. In May 2006, the Company engaged the services of a third party investor to acquire certain property associated with the project, in order to facilitate a Section 1031 like-kind exchange to provide flexibility for disposing of assets in the future. The third-party investor became the owner of the project and leases the land from a subsidiary of the Company. In turn, the owner leases the project back to the Company.

Funding for the project was provided by the following sources. The Company provided approximately 45% of the project funding under a junior subordinated financing. The owner provided $9 million in equity. Funding for the remaining project costs was provided by the owner’s third party construction loan. The owner's equity contribution, representing minority interest, is included within Minority Interests in TRG and Consolidated Joint Ventures in the Company's consolidated balance sheet.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company intends to exercise its option to purchase the property and assume the ground lease from the owner during the exchange period ending October 2008. The option, if exercised, will provide the owner a 12% cumulative return on its equity. In the event the Company does not exercise its right to purchase the property from the owner, the owner will have the right to sell all of its interest in the property, provided that the purchaser shall assume all of the obligations and be assigned all of the owner's rights under the ground lease, the operating lease, and any remaining obligations under the loans.

The Company has guaranteed the lease payments on the operating lease (excluding monthly supplemental rent equal to 1.67% of the owner's outstanding equity balance, commencing after the exchange period). The lease payments are structured to cover debt service, ground rent payments, and other expenses of the lessor. The Company consolidates the accounts of the owner. The junior loan and other intercompany transactions are eliminated in consolidation.

The Mall at Oyster Bay

In June 2007, the Supreme Court of the State of New York (Suffolk County) affirmed that the Town of Oyster Bay had not provided a basis to deny the Company’s application to build The Mall at Oyster Bay (Oyster Bay) in Syosset, Long Island, New York. In September 2007, the Oyster Bay town board adopted a resolution citing its reasons for denying the application for a special use permit and submitted it to the Court. The Company responded with a motion asking the Court to order the town to issue the permit. The Company continues to be confident that it is probable it will prevail and build the mall, which has over 60% of the space committed and will be anchored by Neiman Marcus, Nordstrom, and Barneys New York. However, if the Company is ultimately unsuccessful it is anticipated that the recovery on this asset would be significantly less than its current investment. The Company’s investment in Oyster Bay was $146 million as of March 31, 2008.

Songdo International Business District

In 2007, the Company entered into an agreement to provide development services for a 1.1 million square foot retail and entertainment complex in Songdo International Business District (Songdo), Incheon, South Korea. The Company also finalized an agreement to provide management and leasing services for the retail component. The shopping complex is expected to open in late 2010, assuming construction begins in the middle of 2008. The Company is negotiating an investment in the project. The Company anticipates finalizing its decision on this investment in 2008.

Note 4 - Investments in Unconsolidated Joint Ventures

General Information

The Company owns beneficial interests in joint ventures that own shopping centers. The Operating Partnership is the direct or indirect managing general partner or managing member of these Unconsolidated Joint Ventures, except for the ventures that own Arizona Mills, The Mall at Millenia, and Waterside Shops at Pelican Bay (Waterside). The Company, which formerly accounted for The Pier Shops as an Unconsolidated Joint Venture, began consolidating it after acquiring a controlling interest in April 2007 (Note 3).

Shopping Center	Ownership as of March 31, 2008 and December 31, 2007
Arizona Mills	50%
Fair Oaks	50
The Mall at Millenia	50
Stamford Town Center	50
Sunvalley	50
Waterside Shops at Pelican Bay	25
Westfarms	79

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

Other

The Company received audited financial statements for Arizona Mills as of and for the year ended December 31, 2007 from Simon Property Group, Inc. There were no material adjustments recognized relating to the Company’s investment in Arizona Mills as a result of the finalization of these financial statements.

Combined Financial Information

Combined balance sheet and results of operations information is presented in the following table for the Unconsolidated Joint Ventures, followed by the Operating Partnership's beneficial interest in the combined information. Beneficial interest is calculated based on the Operating Partnership's ownership interest in each of the Unconsolidated Joint Ventures. Amounts related to The Pier Shops are included in the combined information of the Unconsolidated Joint Ventures through the date of the Company’s acquisition of a controlling interest in April 2007 (Note 3). The Operating Partnership’s investment in The Pier Shops represented an effective 6% interest based on relative equity contributions, prior to the Company acquiring a controlling interest.

	March 31	December 31
	2008	2007
Assets:
Properties	$1,056,816	$1,056,380
Accumulated depreciation and amortization	(343,641)	(347,459)
	$713,175	$708,921
Cash and cash equivalents	24,232	40,097
Accounts and notes receivable, less provision for bad debts of $1,546 and $1,799 in 2008 and 2007	22,802	26,271
Deferred charges and other assets	17,238	18,229
	$777,447	$793,518

Liabilities and accumulated deficiency in assets:
Notes payable	$1,001,483	$1,003,463
Accounts payable and other liabilities	45,237	55,242
TRG's accumulated deficiency in assets	(153,762)	(151,363)
Unconsolidated Joint Venture Partners' accumulated deficiency in assets	(115,511)	(113,824)
	$777,447	$793,518

TRG's accumulated deficiency in assets (above)	$(153,762)	$(151,363)
TRG basis adjustments, including elimination of intercompany profit	74,364	74,660
TCO's additional basis	68,099	68,586
Net Investment in Unconsolidated Joint Ventures	$(11,299)	$(8,117)
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures	101,313	100,234
Investment in Unconsolidated Joint Ventures	$90,014	$92,117

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended March 31
	2008	2007
Revenues	$64,074	$63,822
Maintenance, taxes, utilities, and other operating expenses	$22,660	$24,557
Interest expense	15,872	17,804
Depreciation and amortization	9,317	9,728
Total operating costs	$47,849	$52,089
Nonoperating income	319	447
Net income	$16,544	$12,180

Net income allocable to TRG	$9,258	$8,571
Realized intercompany profit, net of depreciation on TRG's basis adjustments	463	101
Depreciation of TCO's additional basis	(487)	(486)
Equity in income of Unconsolidated Joint Ventures	$9,234	$8,186

Beneficial interest in Unconsolidated Joint Ventures'operations:
Revenues less maintenance, taxes, utilities, and other operating expenses	$23,114	$21,884
Interest expense	(8,262)	(8,302)
Depreciation and amortization	(5,618)	(5,396)
Equity in income of Unconsolidated Joint Ventures	$9,234	$8,186

Note 5 – Beneficial Interest in Debt and Interest Expense

In January 2008, the Company completed a $325 million non-recourse refinancing at International Plaza that bears interest at LIBOR plus 1.15%. The loan agreement has a three-year term, with two one-year extension options. The loan is interest-only for the entire term, except during the second one-year extension period, if elected. The Company also entered into an agreement to swap the floating rate for an all-in fixed rate of 5.375% for the initial three-year term of the loan agreement. The swap agreement has been designated, and is expected to be effective, as a cash flow hedge of the interest payments on the new debt. Changes in the fair value of the swap agreement at each balance sheet date during the term of the agreement are recorded in OCI.

Proceeds from the refinancing were used to pay off the existing $175.2 million 4.37% (effective rate) loan, accrued interest, and the Company’s $33.5 million preferential equity, with the remaining amount distributed based upon ownership percentages of the Company and its 49.9% joint venture partner.

The Operating Partnership's beneficial interest in the debt, capital lease obligations, capitalized interest, and interest expense of its consolidated subsidiaries and its Unconsolidated Joint Ventures is summarized in the following table. The Operating Partnership's beneficial interest in the consolidated subsidiaries excludes debt and interest related to the minority interests in Cherry Creek Shopping Center (50%), International Plaza (49.9%), The Pier Shops (22.5% as of April 2007, Note 3), The Mall at Wellington Green (10%), and MacArthur Center (5%). The Operating Partnership’s beneficial interest in the Unconsolidated Joint Ventures, prior to April 2007, excludes The Pier Shops.

	At 100%		At Beneficial Interest
	Consolidated Subsidiaries	Unconsolidated Joint Ventures	Consolidated Subsidiaries	Unconsolidated Joint Ventures
Debt as of:
March 31, 2008	$2,840,951	$1,001,483	$2,481,546	$515,980
December 31, 2007	2,700,980	1,003,463	2,416,292	517,228

Capital lease obligations as of:
March 31, 2008	$4,816	$435	$4,803	$217
December 31, 2007	5,521	504	5,507	252

Capitalized interest:
Three months ended March 31, 2008	$2,424	$12	$2,391	$9
Three months ended March 31, 2007	3,480		3,479

Interest expense:
Three months ended March 31, 2008	$36,982	$15,872	$32,154	$8,262
Three months ended March 31, 2007	29,694	17,804	26,492	8,302

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In April 2007, Fair Oaks, a 50% owned Unconsolidated Joint Venture, closed on a $250 million non-recourse financing. See Note 12 – “Subsequent Event”.

Debt Covenants and Guarantees

Certain loan agreements contain various restrictive covenants, including a minimum net worth requirement, minimum interest coverage ratios, a maximum payout ratio on distributions, a minimum debt yield ratio, a minimum fixed charges coverage ratio, and a maximum leverage ratio, the latter being the most restrictive. The Operating Partnership is in compliance with all of its covenants as of March 31, 2008. The maximum payout ratio on distributions covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain the Company's tax status, pay preferred distributions, and for distributions related to the sale of certain assets.

Payments of principal and interest on the loans in the following table are guaranteed by the Operating Partnership as of March 31, 2008.

Center	Loan balance as of 3/31/08	TRG's beneficial interest in loan balance as of 3/31/08	Amount of loan balance guaranteed by TRG as of 3/31/08	% of loan balance guaranteed by TRG	% of interest guaranteed by TRG
	(in millions of dollars)
Dolphin Mall	124.0	124.0	124.0	100%	100%
Fairlane Town Center	80.0	80.0	80.0	100%	100%
Twelve Oaks Mall	60.0	60.0	60.0	100%	100%

The Operating Partnership has also guaranteed certain obligations of Partridge Creek (Note 3).

The Company is required to escrow cash balances for specific uses stipulated by certain of its lenders. As of March 31, 2008 and December 31, 2007, the Company’s cash balances restricted for these uses were $1.8 million and $1.0 million, respectively. Such amounts are included within cash and cash equivalents in the Company’s consolidated balance sheet.

Note 6 - Equity Transactions

Common Stock and Equity

In July 2007, the Company’s Board of Directors authorized the repurchase of $100 million of the Company’s common stock on the open market or in privately negotiated transactions. During 2007, the Company repurchased 987,180 shares of its common stock for a total of $50 million under this authorization. In addition, in 2007 the Company repurchased an additional 923,364 shares for $50 million, representing the remaining amount under a previous program approved by the Company’s Board of Directors in December 2005. All shares repurchased have been cancelled. For each share of stock repurchased, an equal number of Operating Partnership units owned by the Company were redeemed. Repurchases of common stock were financed through general corporate funds, including borrowings under existing lines of credit. As of March 31, 2008, $50 million remained of the 2007 authorization.

During the three months ended March 31, 2007, 669,809 shares of Series B Preferred Stock were converted to 43 shares of the Company's common stock as a result of tenders of units under the Continuing Offer (Note 8). No shares were converted during the three months ended March 31, 2008. See Note 7 for equity issuances under share-based compensation plans.

Note 7 – Share-Based Compensation

The Company provides certain share-based compensation through an incentive option plan, a long-term incentive plan, and non-employee directors' stock grant and deferred compensation plans.

The compensation cost charged to income for these share-based compensation plans was $2.1 million and $1.6 million for the three months ended March 31, 2008 and 2007, respectively. Compensation cost capitalized as part of properties and deferred leasing costs was $0.3 million and $0.2 million for the three months ended March 31, 2008 and 2007, respectively.

Further information regarding activities relating to the incentive option plan and long-term incentive plan during the three months ended March 31, 2008 is provided below.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Incentive Options

The Company’s incentive option plan (the Option Plan), which is shareowner approved, permits the grant of options to employees. The Operating Partnership's units issued in connection with the Option Plan are exchangeable for new shares of the Company's common stock under the Continuing Offer (Note 8). Options for 1.5 million partnership units have been granted and are outstanding at March 31, 2008. Of the 1.5 million options outstanding, 0.9 million have vesting schedules with one-third vesting at each of the first, second, and third years of the grant anniversary, if continuous service has been provided or upon retirement or certain other events if earlier. All of the other 0.6 million options outstanding have vesting schedules with one-third vesting at each of the third, fifth, and seventh years of the grant anniversary, if continuous service has been provided and certain conditions dependent on the Company’s market performance in comparison to its competitors have been met or upon retirement or certain other events if earlier. The options have ten-year contractual terms. As of March 31, 2008, options for 0.7 million Operating Partnership units remain available for grant under the Option Plan.

The Company estimated the value of the options issued during the three months ended March 31, 2008 using a Black-Scholes valuation model based on the following assumptions and resulting in the weighted average grant date fair value shown below:

2008
Expected volatility	24.33%
Expected dividend yield	3.50%
Expected term (in years)	6
Risk-free interest rate	3.08%
Weighted average grant-date fair value	$9.31

Expected volatility and dividend yields are based on historical volatility and yields of the Company’s common stock, respectively, as well as other factors. In developing the assumption of expected term, the Company has considered the vesting and contractual terms as required by the simplified method of developing expected term assumptions. The risk-free interest rates used are based on the U.S. Treasury yield curves in effect at the times of grants. The Company assumes no forfeitures under the Option Plan due to the small number of participants and low turnover rate.

A summary of option activity under the Option Plan for the three months ended March 31, 2008 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Range of Exercise Prices
Outstanding at January 1, 2008	1,330,646	$36.54	7.8	$29.38 - $55.90
Granted	230,567	50.65
Exercised	(99,888)	33.50
Outstanding at March 31, 2008	1,461,325	$38.98	7.9	$29.38 - $55.90

Fully vested options at March 31, 2008	494,265	$36.67	7.5

Long-Term Incentive Plan

The Company established The Taubman Company 2005 Long-Term Incentive Plan (LTIP) in 2005, which is shareowner approved. The LTIP allows the Company to make grants of restricted stock units (RSU) to employees. An aggregate of 1.1 million shares of the Company’s common stock remain available for issuance under the LTIP. There were RSU for 0.3 million shares outstanding at March 31, 2008. Each RSU represents the right to receive upon vesting one share of the Company’s common stock plus a cash payment equal to the aggregate cash dividends that would have been paid on such share of common stock from the date of grant of the award to the vesting date. Each RSU is valued at the closing price of the Company’s common stock on the grant date.

A summary of activity for the three months ended March 31, 2008 under the LTIP is presented below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2008	358,297	$41.63
Granted	121,037	50.65
Redeemed	(130,355)	31.31
Forfeited	(587)	50.65
Outstanding at March 31, 2008	348,392	48.61

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

RSU vest on the third year anniversary of the grant if continuous service has been provided for that period, or upon retirement or certain other events if earlier. Based on an analysis of historical employee turnover, the Company has made an annual forfeiture assumption of 2.4% of grants when recognizing compensation costs relating to the RSU. None of the RSU outstanding at March 31, 2008 were vested.

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

Based on a market value at March 31, 2008 of $52.10 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $1.3 billion. The purchase of these interests at March 31, 2008 would have resulted in the Company owning an additional 32% interest in the Operating Partnership.

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

See Note 1 regarding the put option held by the noncontrolling member in Taubman Asia, Note 3 regarding obligations and commitments related to Partridge Creek and contingencies related to Oyster Bay, Note 5 for the Operating Partnership's guarantees of certain notes payable and other obligations, and Note 7 for obligations under existing share-based compensation plans.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9 - Earnings Per Share

Basic earnings per share amounts are based on the weighted average of common shares outstanding for the respective periods. Diluted earnings per share amounts are based on the weighted average of common shares outstanding plus the dilutive effect of common stock equivalents. Common stock equivalents include outstanding partnership units exchangeable for common shares under the Continuing Offer (Note 8), outstanding options for units of partnership interest under the Option Plan, RSU under the LTIP and Non-Employee Directors’ Deferred Compensation Plan (Note 7) and unissued partnership units under a unit option deferral election. In computing the potentially dilutive effect of these common stock equivalents, partnership units are assumed to be exchanged for common shares under the Continuing Offer, increasing the weighted average number of shares outstanding. The potentially dilutive effects of partnership units outstanding and/or issuable under the unit option deferral elections are calculated using the if-converted method, while the effects of other common stock equivalents are calculated using the treasury stock method.

As of March 31, 2008, there were 8.8 million partnership units outstanding and 0.9 million unissued partnership units under unit option deferral elections that may be exchanged for common shares of the Company under the Continuing Offer. These outstanding partnership units and unissued units were excluded from the computation of diluted earnings per share as they were anti-dilutive in all periods presented. These outstanding units and unissued units could only be dilutive to earnings per share if the minority interests' ownership share of the Operating Partnership's income was greater than their share of distributions.

	Three Months Ended March 31
	2008	2007
Net income allocable to common shareowners (Numerator)	$4,547	$10,398

Shares (Denominator) – basic	52,675,207	53,423,628
Effect of dilutive securities	589,282	652,631
Shares (Denominator) – diluted	53,264,489	54,076,259

Earnings per common share-
Basic and diluted	$0.09	$0.19

Note 10 – Fair Value Disclosures

The Company's valuation of marketable securities, which are considered to be available-for-sale, utilize unadjusted quoted prices determined by active markets for the specific securities the Company has invested in, and therefore fall into Level 1 of the fair value hierarchy. The Company's valuation of its derivative instruments are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward curves.

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements at March 31, 2008 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Available-for-sale securities	$2,410
Derivative assets		$1,100
Total assets	$2,410	$1,100

Derivative interest rate instruments liabilities (Note 5)		$(11,360)
Total liabilities		$(11,360)

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11 - New Accounting Pronouncements

In March 2008, the FASB issued Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” This Statement amends Statement No. 133 to provide additional information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. The Statement requires enhanced disclosures about an entity’s derivatives and hedging activities. Statement No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the application of this Statement and anticipates the Statement will not have an effect on its results of operations or financial position as the Statement only provides for new disclosure requirements.

In December 2007, the FASB issued Statement No. 160 "Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” This Statement amends Accounting Research Bulletin (ARB) 51 to establish accounting and reporting standards for the noncontrolling interest (previously referred to as a minority interest) in a subsidiary and for the deconsolidation of a subsidiary. The Statement also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of FASB Statement No. 141 (Revised) “Business Combinations.” Statement No. 160 will require noncontrolling interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. Statement No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. In March 2008, the SEC announced revisions to Topic No. D-98 "Classification and Measurement of Redeemable Securities" that provide interpretive guidance on the interaction between Topic No. D-98 and Statement No. 160.

The Company anticipates that upon adoption of Statement No. 160 in 2009, the noncontrolling interests in the Operating Partnership and certain consolidated joint ventures will no longer need to be carried at zero balances in the Company’s balance sheet. As a result, the income allocated to these noncontrolling interests would no longer be required to be equal to the share of distributions. See Note 1 regarding current accounting for minority interests. The Company is continuing to evaluate other effects this Statement and its interpretations, including those in Topic No. D-98, would have on the Company’s financial position and results of operations.

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

In September 2006, the FASB issued Statement No. 157 “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies to accounting pronouncements that require or permit fair value measurements, except for share-based payments transactions under FASB Statement No. 123 (Revised) “Share-Based Payment.” This Statement was effective for financial statements issued for fiscal years beginning after November 15, 2007, except for non-financial assets and liabilities, for which this Statement will be effective for years beginning after November 15, 2008. The Company is evaluating the effect of implementing the Statement relating to such non-financial assets and liabilities, although the Statement does not require any new fair value measurements or remeasurements of previously reported fair values.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12 – Subsequent Events

In April 2008, Fair Oaks, a 50% owned Unconsolidated Joint Venture, completed a $250 million non-recourse refinancing that bears interest at LIBOR plus 1.40%. The loan agreement has a three-year term, with two one-year extension options. The loan is interest-only for the entire term, except during the second one-year extension period, if elected. Fair Oaks also entered into an agreement to swap the floating rate for an all-in fixed rate of 4.56% for the initial three-year term of the loan agreement. Proceeds from the refinancing were used to pay off the existing $140 million 6.6% loan, plus accrued interest and fees. Excess proceeds were distributed to the partners, and the Company’s share was used to pay down its revolving credit facilities.

In April 2008, the Company announced that Stamford Town Center (Stamford), a 50% owned Unconsolidated Joint Venture, is being marketed for sale. The primary impetus for the sale is from the Company’s joint venture partner, as part of the normal execution of its portfolio strategy. The sale of assets is consistent with the Company’s strategy to recycle capital when appropriate. The Company can not currently estimate any impact for the possible sale of Stamford due to the uncertainty as to the price, timing, and use of proceeds or whether in fact the center will be sold.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs concerning future events, including the following: statements regarding future developments and joint ventures, rents, returns, and earnings; statements regarding the continuation of trends; and any statements regarding the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity and capital resource needs. We caution that although forward-looking statements reflect our good faith beliefs and best judgment based upon current information, these statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including those risks, uncertainties, and factors detailed from time to time in reports filed with the SEC, and in particular those set forth under “Risk Factors” in our Annual Report on Form 10-K. The following discussion should be read in conjunction with the accompanying consolidated financial statements of Taubman Centers, Inc. and the notes thereto.

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

The comparability of information used in measuring performance is affected by the opening of The Mall at Partridge Creek (Partridge Creek) in October 2007 and The Pier Shops at Caesars (The Pier Shops), which began opening in phases in June 2006. In April 2007, we increased our ownership in The Pier Shops to 77.5% (see “Results of Operations - Acquisition”). The Pier Shops’ results of operations are included within the Consolidated Businesses for periods beginning April 13, 2007 and within the Unconsolidated Joint Ventures prior to the acquisition date. Our investment in The Pier Shops represented an effective 6% interest prior to the acquisition date, based on relative equity contributions. Additional “comparable center” statistics that exclude Partridge Creek and The Pier Shops are provided to present the performance of comparable centers in our continuing operations.

Current Operating Trends

Amid the recent softening of the U.S. economy, a number of regional and national retailers have announced store closings or filed for bankruptcy. During the three months ended March 31, 2008, 0.9% of our tenants sought the protection of the bankruptcy laws, the highest first quarter level since 2004. However, our occupancy and rents were modestly up compared to the prior year.

Tenant sales and sales per square foot information are operating statistics used in measuring the productivity of the portfolio and are based on reports of sales furnished by mall tenants. Our tenant sales statistics also showed modest growth for the first quarter of 2008, with sales per square foot increasing 3.0% over the first quarter of 2007. Tenant sales have increased every quarter for five years; however, beginning in the fourth quarter of 2007, the rate of growth has slowed. Sales directly impact the amount of percentage rents certain tenants and anchors pay. The effects of increases or declines in sales on our operations are moderated by the relatively minor share of total rents that percentage rents represent. While sales are critical over the long term, the diverse structure of leases in a strong regional mall portfolio results in steady, predictable, almost bond-like earnings streams that are generally resistant to economic cycles. Consequently, even if the economy continues to weaken, we continue to feel very comfortable with the performance of our centers. However, a sustained trend in sales does impact, either negatively or positively, our ability to lease vacancies and negotiate rents at advantageous rates.

In the first quarter of 2008, ending occupancy increased to 89.8% compared to 89.7% in the first quarter of 2007. For our comparable centers, ending occupancy increased to 90.0% compared to 89.7% in the first quarter of 2007. We expect occupancy to be flat to slightly down in the second quarter over the prior year and then slightly up for the second half of the year. See “Seasonality” for occupancy and leased space statistics. Temporary tenants, defined as those with lease terms less than 12 months, are not included in occupancy or leased space statistics. As of March 31, 2008, approximately 1.3% of mall tenant space was occupied by temporary tenants.

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

	Three Months Ended March 31
	2008	2007
Average rent per square foot:
Consolidated Businesses	$44.56	$43.88
Unconsolidated Joint Ventures	44.24	41.76
Opening base rent per square foot:
Consolidated Businesses	$53.87	$55.99
Unconsolidated Joint Ventures	59.74	47.59
Square feet of GLA opened:
Consolidated Businesses	290,144	216,190
Unconsolidated Joint Ventures	151,590	105,024
Closing base rent per square foot:
Consolidated Businesses	$45.68	$40.78
Unconsolidated Joint Ventures	46.22	44.84
Square feet of GLA closed:
Consolidated Businesses	403,707	399,647
Unconsolidated Joint Ventures	231,450	137,792
Releasing spread per square foot:
Consolidated Businesses	$8.19	$15.21
Unconsolidated Joint Ventures	13.52	2.75

The spread between opening and closing rents may not be indicative of future periods, as this statistic is not computed on comparable tenant spaces, and can vary significantly from period to period depending on the total amount, location, and average size of tenant space opening and closing in the period. In the three months ended March 31, 2007, average rent per square foot for the Unconsolidated Joint Ventures was adversely impacted by a $0.6 million cumulative prior year adjustment related to The Mills Corporation’s accounting for lease incentives at Arizona Mills, a 50% owned joint venture.

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

	1st Quarter 2008	Total 2007	4th Quarter 2007	3rd Quarter 2007	2nd Quarter 2007	1st Quarter 2007
	(in thousands of dollars, except occupancy and leased space data)
Mall tenant sales (1)	1,083,608	4,734,940	1,555,011	1,075,465	1,061,767	1,042,697
Revenues and gains on land sales and other nonoperating income:
Consolidated Businesses	159,220	630,417	180,212	151,791	152,997	145,417
Unconsolidated Joint Ventures	64,393	264,174	70,926	64,740	64,233	64,275
Occupancy:
Ending-comparable	90.0%	91.5%	91.5%	90.1%	90.1%	89.7%
Average-comparable	90.2	90.3	91.1	90.0	90.0	89.8
Ending	89.8	91.1	91.1	89.9	89.9	89.7
Average	89.9	90.0	90.7	89.8	89.7	89.8
Leased space:
Comparable	93.0%	93.8%	93.8%	93.4%	92.6%	92.1%
All centers	93.0	93.8	93.8	93.3	92.4	92.1

(1)	Based on reports of sales furnished by mall tenants.

Because the seasonality of sales contrasts with the generally fixed nature of minimum rents and recoveries, mall tenant occupancy costs (the sum of minimum rents, percentage rents, and expense recoveries) as a percentage of sales are considerably higher in the first three quarters than they are in the fourth quarter.

	1st Quarter 2008	Total 2007	4th Quarter 2007	3rd Quarter 2007	2nd Quarter 2007	1st Quarter 2007
Consolidated Businesses:
Minimum rents	10.2%	8.9%	7.1%	9.5%	9.7%	10.0%
Percentage rents	0.3	0.4	0.7	0.3	0.1	0.3
Expense recoveries	5.3	4.9	4.2	5.0	5.8	5.1
Mall tenant occupancy costs	15.8%	14.2%	12.0%	14.8%	15.6%	15.4%
Unconsolidated Joint Ventures:
Minimum rents	9.2%	8.0%	6.1%	9.1%	8.8%	8.8%
Percentage rents	0.4	0.4	0.7	0.3	0.3	0.2
Expense recoveries	4.2	4.2	3.6	4.7	4.5	4.0
Mall tenant occupancy costs	13.8%	12.6%	10.4%	14.1%	13.6%	13.0%

Results of Operations

The following sections discuss certain 2008 and 2007 transactions that affected operations in the three month periods ended March 31, 2008 and 2007, or are expected to impact operations in the future.

New Development

Partridge Creek opened on October 18, 2007 in Clinton Township, Michigan. The 0.6 million square foot center is anchored by Nordstrom, which opened on April 18, 2008, Parisian, and MJR Theatres. See “Liquidity and Capital Resources – Contractual Obligations – The Mall at Partridge Creek Contractual Obligations” regarding this center.

In September 2007, a 165,000 square foot Nordstrom opened at Twelve Oaks Mall (Twelve Oaks) along with approximately 97,000 square feet of additional new store space. In addition, Macy’s has renovated its store and added 60,000 square feet of store space.

In November 2007, Stamford Town Center (Stamford) opened a new lifestyle wing, including a mix of signature retail and restaurant offerings. In addition, we renovated the seventh level, adding a 450-seat food court and interactive children’s play area. The food court opened in early 2008.

See also “Taubman Asia” and “Third-Party Management, Leasing, and Development Services” for other development and service arrangements.

Acquisition

The Pier Shops, located in Atlantic City, New Jersey, began opening in phases in June 2006. Gordon Group Holdings LLC (Gordon) developed the center, and in January 2007, we assumed full management and leasing responsibility for the center. In April 2007, we increased our ownership in The Pier Shops to a 77.5% controlling interest. The remaining 22.5% interest continues to be held by an affiliate of Gordon. We began consolidating The Pier Shops as of the April 2007 purchase date. At closing, we made a $24.5 million equity investment in the center, bringing our total equity investment to $28.5 million. We are entitled to a 7% cumulative preferred return on our $133.1 million total investment, including our $104.6 million share of debt (see “Debt and Equity Transactions”). We will be responsible for any additional capital requirements, estimated to be in the range of $15 million over the next two years, on which we will receive a preferred return at a minimum of 8%. While sales at the center continue to be good, the timing of final lease up is at a slower pace than we previously anticipated. A major factor is the lease up of the few remaining large spaces on the third and fourth levels of the center which are intended to be restaurants, night clubs, and entertainment uses. Consequently, we expect to see modest improvement in The Pier Shops’ operations in 2008. We continue to believe as the asset stabilizes we will see significant growth in net operating income.

Taubman Asia

In February 2008, we announced that Taubman Asia is acquiring a 25% interest in The Mall at Studio City, the retail component of Macao Studio City, a major mixed-use project, which has begun construction on the Cotai Strip in Macao, China. In addition, Taubman Asia entered into long-term agreements to perform development, management and leasing services for the shopping center. Our total investment in the project (including the initial payment, allocation of construction debt and additional payments anticipated in years two and five after opening) is expected to be approximately $200 million, with an anticipated after-tax return of about 10%. Taubman Asia’s investment is in a joint venture with Cyber One Agents Limited (Cyber One) and will be accounted for under the equity method. Macao Studio City is being developed by Cyber One, a joint venture between New Cotai, LLC and East Asia Satellite Television Holdings, a subsidiary of eSun Holdings (eSun). Our $54 million initial cash payment has been placed into escrow until financing for the overall project is completed, which is expected to occur in summer 2008. No interest is being capitalized on this payment until the escrow is released. Our services agreements were conditional upon eSun shareholder approval, which was received in March 2008, however, any payments due under the development services agreement can be delayed until financing is completed. While we do not control the construction schedule, we believe the project is likely to open in spring 2010.

In 2007, we entered into an agreement to provide development services for a 1.1 million square foot retail and entertainment complex in Songdo International Business District (Songdo), Incheon, South Korea. We also finalized an agreement to provide management and leasing services for the retail component. The shopping complex is expected to open in late 2010, assuming construction begins in the middle of 2008. We are negotiating an investment in the project. We anticipate finalizing our decision on this investment in 2008.

Third-Party Management, Leasing, and Development Services

In addition to the services described in “Taubman Asia”, we have several projects that are expected to contribute significant amounts of third-party revenue to our results in the future.

We are finalizing an agreement to provide initial leasing services for a lifestyle center in the city of North Las Vegas, Nevada. This is a mixed-use project that will include retail, dining, and entertainment of up to 1.3 million square feet and a residential component consisting of approximately 800 units. The shopping center is expected to open in 2010. The developer of the residential component is a joint venture which includes an affiliate of the Taubman family. The Taubman family affiliate also participates in the project’s non-residential component.

We are also finalizing a development agreement regarding City Creek Center, a mixed-use project in Salt Lake City, Utah. In April 2008, we received approval for the important pedestrian bridge that links the retail component and encourages circulation throughout the project. This was a big step toward final design approval, and the project is now expected to open in spring 2012. We are also finalizing agreements to be an investor in this project under a participating lease structure. See “Liquidity and Capital Resources - Planned Capital Spending” regarding this center and other projects.

In addition, we currently have an agreement for retail leasing and development and design advisory services for CityCenter, a mixed-use urban development project scheduled to open in 2009 on the Strip in Las Vegas, Nevada. The term of this fixed-fee contract is approximately 25 years, effective June 2005, and is generally cancelable for cause and by the project owner upon payment to us of a cancellation fee.

 We also have a management agreement for Woodfield Mall, which is owned by a third-party. This contract is renewable year-to-year and is cancelable by the owner with 90 days written notice.

Subject to many assumptions, our best estimate is that during the 2008 to 2010 timeframe, and possibly into 2011 depending on opening dates, we will earn in the range of $35 million to $40 million of net margin from management, leasing, and development fees. Net margin for these projects means total revenue less related expenses and taxes. The timing of revenue recognition is very difficult to predict due to a number of factors. For development, revenue is recognized when the work is performed. For leasing, it is recognized when the leases are signed or when stores open, depending on the agreement. Of the $35 million to $40 million, we expect this third-party margin will peak in 2010 when the level of activity will be the greatest. Although this activity is highly profitable, it is very volatile and a substantial portion of this increased activity represents non-recurring income. Once the significant development and initial leasing effort is complete for these projects, fees will be much more modest. As we have discussed in the past, we would generally prefer to own as much equity in a project as possible. However, each of these projects met a series of criteria – including profitability and synergy with our ongoing activities – that made them attractive for us to pursue. We would expect that some level of this activity will always be present in our business.

Debt and Equity Transactions

In January 2008, we completed a $325 million non-recourse refinancing at International Plaza that bears interest at LIBOR plus 1.15%. The loan agreement has a three-year term, with two one-year extension options. The loan is interest-only for the entire term, except during the second one-year extension period, if elected. We also entered into an agreement to swap the floating rate for an all-in fixed rate of 5.375% for the initial three-year term of the loan agreement. Proceeds from the refinancing were used to pay off the existing $175.2 million 4.37% (effective rate) loan, accrued interest, and our $33.5 million preferential equity, with the remaining amount distributed on ownership percentages with our 49.9% joint venture partner.

In 2007, we completed financings of approximately $335 million relating to a $200 million increase in our revolving line of credit and the refinancing of The Pier Shops.

In 2007, our Board of Directors authorized the repurchase of $100 million of our common stock on the open market or in privately negotiated transactions. During 2007, we repurchased 987,180 shares of our common stock for a total of $50 million under this authorization. In addition, we repurchased an additional 923,364 shares for $50 million, representing the remaining amount under a previous program approved by our Board of Directors in December 2005. All shares repurchased have been cancelled. For each share of stock repurchased, an equal number of Operating Partnership units owned by TCO were redeemed. Repurchases of common stock were financed through general corporate funds, including borrowings under existing lines of credit. As of March 31, 2008, $50 million remained of the 2007 authorization.

Subsequent Events

In April 2008, Fair Oaks, a 50% owned Unconsolidated Joint Venture, completed a $250 million non-recourse refinancing that bears interest at LIBOR plus 1.40%. The loan agreement has a three-year term, with two one-year extension options. The loan is interest-only for the entire term, except during the second one-year extension period, if elected. Fair Oaks also entered into an agreement to swap the floating rate for an all-in fixed rate of 4.56% for the initial three-year term of the loan agreement. Proceeds from the refinancing were used to pay off the existing $140 million 6.6% loan, plus accrued interest and fees. Excess proceeds were distributed to the partners, and our share was used to pay down our revolving credit facilities.

In April 2008, we announced that Stamford Town Center (Stamford), a 50% owned Unconsolidated Joint Venture, is being marketed for sale. The primary impetus for the sale is from our joint venture partner, as part of the normal execution of their portfolio strategy. We both agree that this is a good time to capitalize on the value that has been added to this asset with its recent renovation. The sale of assets is consistent with our strategy to recycle capital when appropriate. We can not currently estimate any impact for the possible sale of Stamford due to the uncertainty as to the price, timing, and use of proceeds or whether in fact the center will be sold.

New Accounting Pronouncements

See “Note 11 – New Accounting Pronouncements” to our consolidated financial statements regarding certain new accounting pronouncements that we expect to adopt in 2009.

Presentation of Operating Results

Income Allocation

The following table contains the operating results of our Consolidated Businesses and the Unconsolidated Joint Ventures. Income allocated to the minority partners in the Operating Partnership and preferred interests is deducted to arrive at the results allocable to our common shareowners. Because the net equity balances of the Operating Partnership and the outside partners in certain consolidated joint ventures are less than zero, the income allocated to these minority and outside partners is equal to their share of operating distributions. The net equity of these minority and outside partners is less than zero due to accumulated distributions in excess of net income and not as a result of operating losses. Distributions to partners are usually greater than net income because net income includes non-cash charges for depreciation and amortization. Our average ownership percentage of the Operating Partnership was 66% during both the three month periods ended March 31, 2008 and 2007.

The results of The Pier Shops are presented within the Consolidated Businesses beginning April 13, 2007, as a result of our acquisition of a controlling interest in the center. The results of The Pier Shops prior to the acquisition date are included within the Unconsolidated Joint Ventures.

Use of Non-GAAP Measures

The operating results in the following table include the supplemental earnings measures of Beneficial Interest in EBITDA and Funds from Operations (FFO). Beneficial Interest in EBITDA represents our share of the earnings before interest, income taxes, and depreciation and amortization of our consolidated and unconsolidated businesses. We believe Beneficial Interest in EBITDA provides a useful indicator of operating performance, as it is customary in the real estate and shopping center business to evaluate the performance of properties on a basis unaffected by capital structure.

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

Our presentations of Beneficial Interest in EBITDA and FFO are not necessarily comparable to the similarly titled measures of other REITs due to the fact that not all REITs use the same definitions. These measures should not be considered alternatives to net income (loss) or as an indicator of our operating performance. Additionally, neither represents cash flows from operating, investing or financing activities as defined by GAAP. Reconciliations of Net Income Allocable to Common Shareowners to Funds from Operations and Net Income to Beneficial Interest in EBITDA are presented following the Comparison of the Three Months Ended March 31, 2008 to the Three Months Ended March 31, 2007.

Comparison of the Three Months Ended March 31, 2008 to the Three Months Ended March 31, 2007

The following table sets forth operating results for the three months ended March 31, 2008 and March 31, 2007, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

Three Months Ended March 31, 2008		Three Months Ended March 31, 2007
CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)
	(in millions of dollars)
REVENUES:
Minimum rents	86.6	38.4	78.7	38.4
Percentage rents	2.6	1.5	2.3	1.0
Expense recoveries	57.5	22.4	50.6	22.6
Management, leasing and development services	3.7		4.9
Other	7.1	1.8	8.6	1.8
Total revenues	157.4	64.1	145.0	63.8

EXPENSES:
Maintenance, taxes, and utilities	43.5	15.3	37.9	17.7
Other operating	18.3	6.5	16.8	6.4
Management, leasing and development services	2.3		2.8
General and administrative	8.3		7.3
Interest expense	37.0	15.9	29.7	17.8
Depreciation and amortization (2)	35.3	9.6	32.5	10.2
Total expenses	144.7	47.4	127.1	52.1

Gains on land sales and other nonoperating income	1.8	0.3	0.4	0.4
	14.5	17.0	18.4	12.2
Income tax expense	(0.2)
Equity in income of Unconsolidated Joint Ventures (2)	9.2		8.2

Income before minority and preferred interests	23.5		26.6
Minority and preferred interests:
TRG preferred distributions	(0.6)		(0.6)
Minority share of income of consolidated joint ventures	(1.2)		(1.9)
Distributions less than (in excess of) minority share of income of consolidated joint ventures	(2.1)		0.6
Minority share of income of TRG	(5.9)		(7.7)
Distributions in excess of minority share of income of TRG	(5.5)		(2.8)
Net income	8.2		14.1
Preferred dividends	(3.7)		(3.7)
Net income allocable to common shareowners	4.5		10.4

SUPPLEMENTAL INFORMATION:
EBITDA - 100%	86.8	42.5	80.6	40.1
EBITDA - outside partners' share	(9.6)	(19.4)	(8.8)	(18.2)
Beneficial interest in EBITDA	77.2	23.1	71.8	21.9
Beneficial interest expense	(32.2)	(8.3)	(26.5)	(8.3)
Beneficial income tax expense	(0.2)
Non-real estate depreciation	(0.7)		(0.7)
Preferred dividends and distributions	(4.3)		(4.3)
Funds from Operations contribution	39.9	14.9	40.3	13.6

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

(2)
Amortization of our additional basis in the Operating Partnership included in depreciation and amortization was $1.2 million in both 2008 and 2007. Also, amortization of our additional basis included in equity in income of Unconsolidated Joint Ventures was $0.5 million in both 2008 and 2007.

(3)	Amounts in this table may not add due to rounding.

Consolidated Businesses

Total revenues for the quarter ended March 31, 2008 were $157.4 million, a $12.4 million or 8.6% increase over the comparable period in 2007. Minimum rents increased $7.9 million, primarily due to The Pier Shops, which we began consolidating in April 2007 upon the acquisition of a controlling interest in the center. Minimum rents also increased due to the October 2007 opening of Partridge Creek and the September 2007 expansion at Twelve Oaks, as well as increases in occupancy and tenant rollovers. Expense recoveries increased primarily due to Partridge Creek, The Pier Shops, and Twelve Oaks, as well as increases in recoverable costs at certain centers. Management, leasing, and development revenue decreased primarily due to lower revenue on the Songdo development contract, which included revenue related to 2006 services in the first quarter of 2007. We expect that management, leasing, and development revenues, less taxes and other related expenses, will be between $6 million and $7 million in 2008. Other income decreased primarily due to a decrease in lease cancellation revenue, which was partially offset by increases in parking-related revenue and sponsorship income. During the first quarter of 2008, we recognized our approximately $0.7 million and $0.3 million share of the Consolidated Businesses’ and Unconsolidated Joint Ventures’ lease cancellation revenue. For 2008, we are estimating that our share of lease cancellation revenue will be approximately $7 million to $8 million.

Total expenses were $144.7 million, a $17.6 million or 13.8% increase over the comparable period in 2007. Maintenance, taxes, and utilities expense increased primarily due to The Pier Shops, Partridge Creek, and Twelve Oaks, as well as increases in maintenance costs at certain centers. These increases were partially offset by a decrease in utilities expense. Other operating expense increased due to The Pier Shops, increased property management and pre-development costs, and Partridge Creek. These increases were partially offset by a decrease in the provision for bad debts. We expect that pre-development costs for both our domestic and Asia projects will be about $13 million in 2008. General and administrative expense increased primarily due to increased professional fees. We expect that general and administrative expense will be approximately $8 million on average for each quarter of 2008. Interest expense increased primarily due to The Pier Shops, Partridge Creek, and the January 2008 refinancing at International Plaza. Interest expense also increased due to the repurchase of common stock in 2007, the expansion at Twelve Oaks, and the escrowed Macao payment. Depreciation expense increased due to Partridge Creek, The Pier Shops, and Twelve Oaks, which were partially offset by changes in depreciable lives of tenant allowances and other assets in connection with early terminations in 2007.

Gains on land sales and other nonoperating income increased primarily due to $1.2 million of gains on land sales in the first quarter of 2008. There were no land sales in the first quarter of 2007. We expect gains on land sales to be $3 million to $4 million in 2008.

Unconsolidated Joint Ventures

Total revenues for the three months ended March 31, 2008 were $64.1 million, a $0.3 million or 0.5% increase from the comparable period in 2007. Minimum rents remained flat, with increases due to tenant rollovers, prior year adjustments at Arizona Mills in 2007, and the November 2007 expansion at Stamford, being offset primarily by the reduction due to the consolidation of The Pier Shops. Expense recoveries also were relatively flat, with the decrease due to The Pier Shops being substantially offset by increased recoverable costs at certain centers.

Total expenses decreased by $4.7 million or 9.0%, to $47.4 million for the three months ended March 31, 2008. Maintenance, taxes, and utilities expense decreased due to The Pier Shops, which was partially offset by increases in maintenance costs at certain centers. Other operating expense remained relatively flat, with increases in the provision for bad debts and professional fees being offset by The Pier Shops. Interest expense decreased due to The Pier Shops. Depreciation expense decreased due to The Pier Shops, which was partially offset by Stamford and prior year adjustments at Arizona Mills.

As a result of the foregoing, income of the Unconsolidated Joint Ventures increased by $4.8 million to $17.0 million for the three months ended March 31, 2008. We had an effective 6% interest in The Pier Shops based on relative equity contributions, prior to our acquisition of a controlling interest in April 2007 (see “Results of Operations – Acquisition”). Our equity in income of the Unconsolidated Joint Ventures was $9.2 million, a $1.0 million increase from the comparable period in 2007.

Net Income

Our income before minority and preferred interests was $23.5 million for the three months ended March 31, 2008, compared to $26.6 million for the three months ended March 31, 2007. After allocation of income to minority and preferred interests, net income allocable to common shareowners for 2008 was $4.5 million compared to $10.4 million in the comparable period in 2007.

Reconciliation of Net Income Allocable to Common Shareowners to Funds from Operations

	Three Months Ended March 31
	2008	2007
	(in millions of dollars)
Net income allocable to common shareowners	4.5	10.4

Add (less) depreciation and amortization: (1)
Consolidated businesses at 100%	35.3	32.5
Minority partners in consolidated joint ventures	(3.6)	(3.7)
Share of unconsolidated joint ventures	5.6	5.4
Non-real estate depreciation	(0.7)	(0.7)

Add minority interests:
Minority share of income of TRG	5.9	7.7
Distributions in excess of minority share of income of TRG	5.5	2.8
Distributions (less than) in excess of minority share of income of consolidated joint ventures	2.1	(0.6)

Funds from Operations	54.8	53.9

TCO's average ownership percentage of TRG	66.5%	65.9%

Funds from Operations allocable to TCO	36.4	35.5

(1)	Depreciation and amortization includes $3.2 million and $2.6 million of mall tenant allowance amortization for the three months ended March 31, 2008 and 2007, respectively.
(2)	Amounts in this table may not recalculate due to rounding.

Reconciliation of Net Income to Beneficial Interest in EBITDA

	Three Months Ended March 31
	2008	2007
	(in millions of dollars)
Net income	8.2	14.1

Add (less) depreciation and amortization:
Consolidated businesses at 100%	35.3	32.5
Minority partners in consolidated joint ventures	(3.6)	(3.7)
Share of unconsolidated joint ventures	5.6	5.4

Add (less) preferred interests and interest expense:
Preferred distributions	0.6	0.6
Interest expense:
Consolidated businesses at 100%	37.0	29.7
Minority partners in consolidated joint ventures	(4.8)	(3.2)
Share of unconsolidated joint ventures	8.3	8.3
Income tax expense	0.2

Add minority interests:
Minority share of income of TRG	5.9	7.7
Distributions in excess of minority share of income of TRG	5.5	2.8
Distributions (less than) in excess of minority share of income of consolidated joint ventures	2.1	(0.6)

Beneficial interest in EBITDA	100.3	93.6

TCO's average ownership percentage of TRG	66.5%	65.9%

Beneficial interest in EBITDA allocable to TCO	66.7	61.7

(1)	Amounts in this table may not recalculate due to rounding.

Liquidity and Capital Resources

In the following discussion, references to beneficial interest represent the Operating Partnership’s ownership share of the results of its consolidated and unconsolidated businesses. We do not have, and have not had, any parent company indebtedness; all debt discussed represents obligations of the Operating Partnership or its subsidiaries and joint ventures.

Capital resources are required to maintain our current operations, pay dividends, and fund planned capital spending, future developments, and other commitments and contingencies. We believe that our net cash provided by operating activities, distributions from our joint ventures, the unutilized portions of our credit facilities, and our ability to access the capital markets assure adequate liquidity to meet current and future cash requirements and will allow us to conduct our operations in accordance with our dividend and financing policies. The following sections contain information regarding our recent capital transactions and sources and uses of cash; beneficial interest in debt and sensitivity to interest rate risk; contractual obligations; covenants, commitments, and contingencies; and historical capital spending. We then provide information regarding our anticipated future capital spending and our dividend policies.

As of March 31, 2008, we had a consolidated cash balance of $40.8 million, of which $1.8 million is restricted to specific uses stipulated by our lenders. We also have secured lines of credit of $550 million and $40 million. As of March 31, 2008, the total amounts borrowed on the $550 million and $40 million lines of credit were $264.0 million and $14.1 million, respectively. Our $550 million line of credit matures in February 2011 and has a one-year extension option. Our $40 million line of credit matures in February 2009. With over $300 million available under our lines of credit, and our share of net proceeds from the refinancing of Fair Oaks in April 2008 (see “Results of Operations – Subsequent Events”), we have a significant amount of liquidity. In addition, we have no significant maturities on our debt until 2010.

Operating Activities

Our net cash provided by operating activities was $33.2 million in 2008, compared to $35.2 million in 2007. See also "Results of Operations" for descriptions of 2008 and 2007 transactions affecting operating cash flows.

Investing Activities

Net cash used in investing activities was $83.3 million in 2008 compared to $44.9 million in 2007. Cash used in investing activities was impacted by the timing of capital expenditures, with additions to properties in 2008 and 2007 for the construction of Partridge Creek, the expansion and renovation at Twelve Oaks, the acquisition of land for future development, and our Oyster Bay project, as well as other development activities and capital items. A tabular presentation of 2008 capital spending is shown in “Capital Spending.” In 2008 and 2007, $0.6 million and $2.3 million, respectively, were used to acquire marketable equity securities and other assets. In 2008, a $54.3 million contribution was made related to our acquisition of a 25% interest in The Mall at Studio City. The contribution will be held in escrow until financing for the project is complete (see “Results of Operations – Taubman Asia”). Contributions to Unconsolidated Joint Ventures of $2.4 million and $0.6 million in 2008 and 2007, respectively, were made primarily to fund the expansions at Stamford and Waterside.

Sources of cash used in funding these investing activities, other than cash flow from operating activities, included distributions from Unconsolidated Joint Ventures as well as transactions described under “Financing Activities.” Distributions in excess of earnings from Unconsolidated Joint Ventures provided $4.4 million in 2008 and $2.7 million in 2007. Net proceeds from the sale of peripheral land were $4.3 million in 2008. There were no land sales in the first quarter of 2007. The timing of land sales is variable and proceeds from land sales can vary significantly from period to period.

Financing Activities

Net cash provided by financing activities was $43.7 million in 2008, compared to $8.9 million in 2007. Proceeds from the issuance of debt, net of payments and issuance costs, were $136.8 million in 2008, compared to $44.9 million in 2007. In 2008, a net $0.6 million was received in connection with incentive plans. Total dividends and other distributions paid were $93.0 million and $36.0 million in 2008 and 2007, respectively. Distributions to minority and preferred interests in 2008 include $51.3 million of excess proceeds from the refinancing of International Plaza.

Beneficial Interest in Debt

At March 31, 2008, the Operating Partnership's debt and its beneficial interest in the debt of its Consolidated and Unconsolidated Joint Ventures totaled $2,997.5 million with an average interest rate of 5.47% excluding amortization of debt issuance costs and the effects of interest rate cap premiums, and losses on settlement of derivatives used to hedge the refinancing of certain fixed rate debt. These costs are reported as interest expense in the results of operations. Interest expense for the three months ended March 31, 2008 includes $0.2 million of non-cash amortization relating to acquisitions, or 0.03% of the average all-in rate. Beneficial interest in debt includes debt used to fund development and expansion costs. Beneficial interest in construction work in process totaled $191.5 million as of March 31, 2008, which includes $174.6 million of assets on which interest is being capitalized. Beneficial interest in capitalized interest was $2.4 million for the three months ended March 31, 2008. The following table presents information about our beneficial interest in debt as of March 31, 2008:

	Amount	Interest Rate Including Spread
	(in millions of dollars)
Fixed rate debt	2,472.3	5.72	% (1)

Floating rate debt:
Swapped through December 2010	162.8	5.01%
Swapped through October 2012	15.0	5.95%
	177.8
Floating month to month	347.4	3.83	% (1)
Total floating rate debt	525.3	4.26	% (1)

Total beneficial interest in debt	2,997.5	5.47	% (1)

Amortization of financing costs (2)		0.18%
Average all-in rate		5.65%

(1)	Represents weighted average interest rate before amortization of financing costs.
(2)	Financing costs include financing fees, interest rate cap premiums, and losses on settlement of derivatives used to hedge the refinancing of certain fixed rate debt.
(3)	Amounts in table may not add due to rounding.

Subsequent Event

See “Results of Operations - Subsequent Events” regarding the April 2008 refinancing of Fair Oaks.

Sensitivity Analysis

We have exposure to interest rate risk on our debt obligations and interest rate instruments. We use derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. We routinely use cap, swap, treasury lock, and rate lock agreements to meet these objectives. Based on the Operating Partnership's beneficial interest in debt subject to floating rates in effect at March 31, 2008 and 2007, a one percent increase or decrease in interest rates on this floating rate debt would decrease or increase cash flows by approximately $3.5 million and $1.4 million, respectively, and, due to the effect of capitalized interest, annual earnings by approximately $3.2 million and $1.2 million, respectively. Based on our consolidated debt and interest rates in effect at March 31, 2008 and 2007, a one percent increase in interest rates would decrease the fair value of debt by approximately $128.5 million and $121.1 million, respectively, while a one percent decrease in interest rates would increase the fair value of debt by approximately $137.6 million and $129.3 million, respectively.

Contractual Obligations

In conducting our business, we enter into various contractual obligations, including those for debt, capital leases for property improvements, operating leases for land and office space, purchase obligations (primarily for construction), and other long-term commitments. Disclosure of these items is contained in our Annual Report on Form 10-K. Updates of the 10-K disclosures for debt obligations and planned capital spending, which can vary significantly from period to period, as of March 31, 2008 are provided in the table below:

	Payments Due by Period
	Total	Less than 1 year (2008)	1-3 years (2009-2010)	3-5 years (2011-2012)	More than 5 years (2013+)
	(in millions of dollars)
Debt (1)	2,841.0	10.1	238.1	684.1	1,908.6
Interest payments	909.0	116.1	302.4	218.1	272.5
Purchase obligations -
Planned capital spending (2)	95.9	95.9

(1)	The settlement periods for debt do not consider extension options. Amounts relating to interest on floating rate debt are calculated based on the debt balances and interest rates as of March 31, 2008.
(2)	As of March 31, 2008, we were contractually liable for $21.9 million of this planned spending. See "Planned Capital Spending" for detail regarding planned funding.
(3)	Amounts in this table may not add due to rounding.

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

Funding for the project was provided by the following sources. We provided approximately 45% of the project funding under a junior subordinated financing. The owner provided $9 million in equity. Funding for the remaining project costs was provided by the owner’s third-party construction loan, which has a balance of $68.5 million as of March 31, 2008.

We intend to exercise our option to purchase the property and assume the ground lease from the owner during the exchange period ending October 2008. The option, if exercised, will provide the owner a 12% cumulative return on its equity. In the event that we do not exercise our right to purchase the property from the owner, the owner will have the right to sell all of its interest in the property, provided that the purchaser shall assume all of the obligations and be assigned all of the owner's rights under the ground lease, the operating lease, and any remaining obligations under the loans.

We have guaranteed the lease payments on the operating lease (excluding monthly supplemental rent equal to 1.67% of the owner's outstanding equity balance, commencing after the exchange period). The lease payments are structured to cover debt service, ground rent payments, and other expenses of the lessor. We consolidate the accounts of the owner. The junior loans and other intercompany transactions are eliminated in consolidation.

Loan Commitments and Guarantees

Certain loan agreements contain various restrictive covenants, including a minimum net worth requirement, minimum interest coverage ratios, a maximum payout ratio on distributions, a minimum debt yield ratio, a minimum fixed charges coverage ratio, and a maximum leverage ratio, the latter being the most restrictive. We are in compliance with all of our covenants as of March 31, 2008. The maximum payout ratio on distributions covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain our tax status, pay preferred distributions, and for distributions related to the sale of certain assets.

See “Note 5 – Beneficial Interest in Debt and Interest Expense – Debt Covenants and Guarantees” to the consolidated financial statements for more details.

Cash Tender Agreement

A. Alfred Taubman has the annual right to tender units of partnership interest in the Operating Partnership and cause us to purchase the tendered interests at a purchase price based on a market valuation of TCO on the trading date immediately preceding the date of the tender. See “Note 8 – Commitments and Contingencies” to the consolidated financial statements for more details.

Capital Spending

Capital spending for routine maintenance of the shopping centers is generally recovered from tenants. Capital spending through March 31, 2008 is summarized in the following table:

	2008 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions of dollars)
New Development Projects:
Pre-construction development activities (2)	4.2	4.2
New centers (3)	2.3	2.3

Existing Centers:
Renovation projects with incremental GLA and/or anchor replacement	1.3	1.1	11.0	4.7
Renovations with no incremental GLA effect and other	0.3	0.3	1.1	0.8
Mall tenant allowances (4)	0.3	0.3	0.4	0.4
Asset replacement costs reimbursable by tenants	0.6	0.6	0.9	0.4

Corporate office improvements and equipment	0.6	0.6

Additions to properties	9.5	9.3	13.3	6.3

(1)	Costs are net of intercompany profits and are computed on an accrual basis.
(2)	Primarily includes costs related to Oyster Bay. Excludes $54 million escrow deposit paid in 2008 relating to the Macao project.
(3)	Includes costs related to Partridge Creek.
(4)	Excludes initial lease-up costs.
(5)	Amounts in this table may not add due to rounding.

For the three months ended March 31, 2008, in addition to the costs above, we incurred our $1.5 million share of Consolidated Businesses’ and $0.3 million share of Unconsolidated Joint Ventures’ capitalized leasing costs.

The following table presents a reconciliation of the Consolidated Businesses’ capital spending shown above (on an accrual basis) to additions to properties (on a cash basis) as presented in our Consolidated Statement of Cash Flows for the three months ended March 31, 2008:

(in millions of dollars)

Consolidated Businesses’ capital spending	9.5
Differences between cash and accrual basis	25.2
Additions to properties	34.7

Planned Capital Spending

The following table summarizes planned capital spending for 2008, excluding acquisitions as well as costs related to City Creek Center, Taubman Asia projects, and other projects or expansions for which budgets have not yet been approved by the Board of Directors:

	2008 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions of dollars)
New development projects (2)	24.2	24.2
Existing centers (3)	79.4	70.6	23.8	14.8
Corporate office improvements and equipment	1.8	1.8
Total	105.4	96.6	23.8	14.8

(1)	Costs are net of intercompany profits.
(2)	Primarily includes costs related to Oyster Bay. Excludes $54 million escrow deposit paid in 2008 relating to the Macao project.
(3)	Primarily includes costs related to the renovation at Fairlane, mall tenant allowances, and asset replacement costs reimbursable by tenants.
(4)	Amounts in this table may not add due to rounding.

Estimates of future capital spending include only projects approved by our Board of Directors and, consequently, estimates will change as new projects are approved. Costs of potential development projects, including our exploration of development possibilities in Asia, are expensed until we conclude that it is probable that the project will reach a successful conclusion. Given the high probability of our moving forward on projects in Salt Lake City and Macao, we are capitalizing our costs. As of March 31, 2008, the combined capitalized costs of these projects were $2.8 million. Both projects are under construction, although it may be some time before the contingency of completing the financing on the Macao project is met and the final agreements on the City Creek Center project are executed because of their complexity. Until then, costs of these projects, excluding the $54 million initial Macao payment, will continue to be relatively modest.

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

New Centers

We are finalizing a development agreement regarding City Creek Center, a mixed-use project in Salt Lake City, Utah. In April 2008, we received approval for the important pedestrian bridge that links the retail component and encourages circulation throughout the project. This was a big step toward final design approval, and the project is now expected to open in spring 2012. The 0.7 million square foot retail component of the project will include Macy’s and Nordstrom as anchors. We have been a consultant throughout the planning process for this project and are finalizing agreements to develop, manage, lease, and own the retail space under a participating lease. When we have finalized these complex agreements, we will provide the anticipated costs and returns.

In January 2007, we acquired land for future development in North Atlanta, Georgia. We are making progress on the development of this land and an adjoining parcel, which is currently under our option, as a significant mixed use project. The project would include about 1.4 million square feet of retail, 900,000 square feet of office, 875 residential units and 500 hotel rooms. We are working closely with the department stores in hope of achieving a 2011 opening.

In June 2007, the Supreme Court of the State of New York (Suffolk County) affirmed that the Town of Oyster Bay had not provided a basis to deny our application to build our Oyster Bay project in Syosset, Long Island, New York. In September 2007, the Oyster Bay Town Board adopted a resolution citing its reasons for denying our application for a special use permit and submitted it to the Court. We responded with a motion asking the Court to order the town to issue the permit. We continue to be confident that it is probable we will prevail and build the mall, which has over 60% of the space committed and will be anchored by Neiman Marcus, Nordstrom, and Barney’s New York. Once the litigation is fully resolved and permits are issued, we are ready to begin construction. However, if we are ultimately unsuccessful, it is anticipated that the recovery on this asset would be significantly less than our current investment. Depending on the timing of the construction and opening of the center, we anticipate spending as much as $500 million on the project and receiving a 7% minimum return. Our investment in this project as of March 31, 2008 was $146 million. With capitalized interest, storage costs, leasing, and other ongoing expenditures, we expect our investment to increase $4 million to $5 million each quarter. If we were to determine for any period that sufficient development activities were not underway to permit capitalization of interest and other carrying costs, these costs, which comprise the majority of the quarterly spending, would be expensed as incurred.

See “Results of Operations – Taubman Asia” regarding the status of our involvement in The Mall at Studio City and Songdo.

Dividends

We pay regular quarterly dividends to our common and Series G and Series H preferred shareowners. Dividends to our common shareowners are at the discretion of the Board of Directors and depend on the cash available to us, our financial condition, capital and other requirements, and such other factors as the Board of Directors deems relevant. To qualify as a REIT, we must distribute at least 90% of our REIT taxable income prior to net capital gains to our shareowners, as well as meet certain other requirements. We must pay these distributions in the taxable year the income is recognized or in the following taxable year if they are declared during the last three months of the taxable year, payable to shareowners of record on a specified date during such period and paid during January of the following year. Such distributions are treated as paid by us and received by our shareowners on December 31 of the year in which they are declared. In addition, at our election, a distribution for a taxable year may be declared in the following taxable year if it is declared before we timely file our tax return for such year and if paid on or before the first regular dividend payment after such declaration. These distributions qualify as dividends paid for the 90% REIT distribution test for the previous year and are taxable to holders of our capital stock in the year in which paid. Preferred dividends accrue regardless of whether earnings, cash availability, or contractual obligations were to prohibit the current payment of dividends.

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

On February 27, 2008 we declared a quarterly dividend of $0.415 per common share that was paid on April 21, 2008 to shareowners of record on March 31, 2008. The Board of Directors also declared a quarterly dividend of $0.50 per share on our 8% Series G Cumulative Redeemable Preferred Stock and a quarterly dividend of $0.4765625 per share on our 7.625% Series H Cumulative Redeemable Preferred Stock, each paid on March 31, 2008 to shareowners of record on March 20, 2008.

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

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

Refer to “Note 8 – Commitments and Contingencies” to our consolidated financial statements relating to the Blue Back Square project. There were no material developments regarding this litigation during the quarter ended March 31, 2008.

Item 1A. Risk Factors

There were no material changes in our risk factors previously disclosed in Part I, Item 1A. of our Form 10-K for the year ended December 31, 2007.

Item 6. Exhibits

4(a)	--
Loan Agreement dated January 8, 2008, by and between Tampa Westshore Associates Limited Partnership and Eurohypo AG, New York Branch, as Administrative Agent, Joint Lead Arranger and Joint Book Runner and the various lenders and agents on the signature pages thereto (incorporated herein by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K dated January 8, 2008).

4(b)	--
Amended and Restated Leasehold Mortgage, Security Agreement and Financing Statement dated January 8, 2008, by Tampa Westshore Associates Limited Partnership, in favor of Eurohypo AG, New York Branch, as Administrative Agent (incorporated herein by reference to Exhibit 4.2 filed with the Registrant’s Current Report on Form 8-K dated January 8, 2008).

4(c)	--
Assignment of Leases and Rents dated January 8, 2008, by Tampa Westshore Associates Limited Partnership, in favor of Eurohypo AG, New York Branch, as Administrative Agent (incorporated herein by reference to Exhibit 4.3 filed with the Registrant’s Current Report on Form 8-K dated January 8, 2008).

4(d)	--	Carveout Guaranty dated January 8, 2008, by The Taubman Realty Group Limited Partnership to and for the benefit of Eurohypo AG, New York Branch, as Administrative Agent (incorporated herein by reference to Exhibit 4.4 filed with the Registrant's Current Report on Form 8-K dated January 8, 2008).
12	--	Statement Re: Computation of Taubman Centers, Inc. Ratio of Earnings to Combined Fixed Charges and Preferred Dividends
31(a)	--	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31(b)	--	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32(a)	--	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32(b)	--	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99	--	Debt Maturity Schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAUBMAN CENTERS, INC.
Date: April 30, 2008	By: /s/ Lisa A. Payne
Lisa A. Payne
Vice Chairman, Chief Financial Officer, and Director (Principal Financial Officer)