Form 10-Q
period 2008-06-30
TAUBMAN CENTERS INC
filed 2008-08-01
CIK 890319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2008
Commission File No. 1-11530
Taubman Centers, Inc.
(Exact name of registrant as specified in its charter)

Michigan	38-2033632

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

200 East Long Lake Road, Suite 300, Bloomfield Hills, Michigan	48304-2324

(Address of principal executive offices)	(Zip Code)
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
☑ Yes  ☐ No
Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☑ No
     As of July 31, 2008, there were outstanding 52,893,428 shares of the Company’s common stock, par value $0.01 per share.

TAUBMAN CENTERS, INC.
CONTENTS

	PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):

	Consolidated Balance Sheet — June 30, 2008 and December 31, 2007	2

	Consolidated Statement of Operations and Comprehensive Income — Three Months Ended June 30, 2008 and 2007	3

	Consolidated Statement of Operations and Comprehensive Income — Six Months Ended June 30, 2008 and 2007	4

	Consolidated Statement of Cash Flows — Six Months Ended June 30, 2008 and 2007	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	37

	PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 4.	Submission of Matters to a Vote of Security Holders	38

Item 5.	Other Information	38

Item 6.	Exhibits	39

SIGNATURES
EX-10(a)
EX-10(b)
EX-10(c)
EX-12
EX-31(a)
EX-31(b)
EX-32(a)
EX-32(b)
EX-99

TAUBMAN CENTERS, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	June 30	December 31
	2008	2007
Assets:
Properties	$3,785,814	$3,781,136
Accumulated depreciation and amortization	(986,366)	(933,275)

	$2,799,448	$2,847,861
Investment in Unconsolidated Joint Ventures (Note 4)	92,377	92,117
Cash and cash equivalents	33,575	47,166
Accounts and notes receivable, less provision for bad debts of $7,883 and $6,694 in 2008 and 2007	43,554	52,161
Accounts receivable from related parties	2,024	2,283
Deferred charges and other assets (Notes 1 and 3)	226,633	109,719

	$3,197,611	$3,151,307

Liabilities:
Notes payable (Note 5)	$2,774,156	$2,700,980
Accounts payable and accrued liabilities	248,810	296,385
Dividends and distributions payable	21,950	21,839
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures (Note 4)	153,344	100,234

	$3,198,260	$3,119,438
Commitments and contingencies (Notes 1, 3, 5, 7, and 8)

Preferred Equity of TRG	$29,217	$29,217

Minority interests in TRG and consolidated joint ventures (Notes 1 and 3)	$16,345	$18,494

Shareowners’ Equity:
Series B Non-Participating Convertible Preferred Stock, $0.001 par and liquidation value, 40,000,000 shares authorized, 26,514,235 shares issued and outstanding at June 30, 2008 and December 31, 2007	$27	$27
Series G Cumulative Redeemable Preferred Stock, 4,000,000 shares authorized, no par, $100 million liquidation preference, 4,000,000 shares issued and outstanding at June 30, 2008 and December 31, 2007
Series H Cumulative Redeemable Preferred Stock, 3,480,000 shares authorized, no par, $87 million liquidation preference, 3,480,000 shares issued and outstanding at June 30, 2008 and December 31, 2007
Common Stock, $0.01 par value, 250,000,000 shares authorized, 52,892,604 and 52,624,013 shares issued and outstanding at June 30, 2008 and December 31, 2007	529	526
Additional paid-in capital	550,917	543,333
Accumulated other comprehensive income (loss)	(7,384)	(8,639)
Dividends in excess of net income (Note 1)	(590,300)	(551,089)

	$(46,211)	$(15,842)

	$3,197,611	$3,151,307

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Three Months Ended June 30
	2008	2007
Revenues:
Minimum rents	$87,583	$79,507
Percentage rents	1,325	997
Expense recoveries	60,384	57,923
Management, leasing, and development services	3,891	3,632
Other	7,229	10,215

	$160,412	$152,274

Expenses:
Maintenance, taxes, and utilities	$46,485	$45,587
Other operating	19,695	16,078
Management, leasing, and development services	2,421	1,796
General and administrative	7,943	7,015
Interest expense	35,972	32,190
Depreciation and amortization	36,179	33,568

	$148,695	$136,234

Gains on land sales and other nonoperating income	$1,456	$723

Income before income tax expense, equity in income of Unconsolidated Joint Ventures, and minority and preferred interests	$13,173	$16,763
Income tax expense (Note 2)	(250)
Equity in income of Unconsolidated Joint Ventures (Note 4)	8,491	9,239

Income before minority and preferred interests	$21,414	$26,002
Minority share of consolidated joint ventures (Note 1):
Minority share of income of consolidated joint ventures	(1,130)	(621)
Distributions in excess of minority share of income of consolidated joint ventures	(4,258)	(1,649)
Minority interest in TRG (Note 1):
Minority share of income of TRG	(4,505)	(7,187)
Distributions in excess of minority share of income	(6,874)	(3,437)
TRG Series F preferred distributions	(615)	(615)

Net income	$4,032	$12,493
Series G and H preferred stock dividends	(3,659)	(3,659)

Net income allocable to common shareowners	$373	$8,834

Net income	$4,032	$12,493
Other comprehensive income:
Unrealized gain on interest rate instruments and other	12,106	5,733
Reclassification adjustment for amounts recognized in net income	316	315

Comprehensive income	$16,454	$18,541

Basic earnings per common share (Note 9) -
Net income	$0.01	$0.17

Diluted earnings per common share (Note 9) -
Net income	$0.01	$0.16

Cash dividends declared per common share	$0.415	$0.375

Weighted average number of common shares outstanding — basic	52,859,653	53,412,542

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Six Months Ended June 30
	2008	2007
Revenues:
Minimum rents	$174,153	$158,162
Percentage rents	3,900	3,305
Expense recoveries	117,848	108,546
Management, leasing, and development services	7,585	8,522
Other	14,343	18,765

	$317,829	$297,300

Expenses:
Maintenance, taxes, and utilities	$90,025	$83,506
Other operating	37,996	32,874
Management, leasing, and development services	4,678	4,586
General and administrative	16,276	14,336
Interest expense	72,954	61,884
Depreciation and amortization	71,514	66,101

	$293,443	$263,287

Gains on land sales and other nonoperating income	$3,259	$1,114

Income before income tax expense, equity in income of Unconsolidated Joint Ventures, and minority and preferred interests	$27,645	$35,127
Income tax expense (Note 2)	(440)
Equity in income of Unconsolidated Joint Ventures (Note 4)	17,725	17,425

Income before minority and preferred interests	$44,930	$52,552
Minority share of consolidated joint ventures (Note 1):
Minority share of income of consolidated joint ventures	(2,306)	(2,534)
Distributions in excess of minority share of income of consolidated joint ventures	(6,395)	(1,041)
Minority interest in TRG (Note 1):
Minority share of income of TRG	(10,421)	(14,928)
Distributions in excess of minority share of income	(12,341)	(6,270)
TRG Series F preferred distributions	(1,230)	(1,230)

Net income	$12,237	$26,549
Series G and H preferred stock dividends	(7,317)	(7,317)

Net income allocable to common shareowners	$4,920	$19,232

Net income	$12,237	$26,549
Other comprehensive income:
Unrealized gain on interest rate instruments and other	624	5,757
Reclassification adjustment for amounts recognized in net income	631	631

Comprehensive income	$13,492	$32,937

Basic and diluted earnings per common share (Note 9) -
Net income	$0.09	$0.36

Cash dividends declared per common share	$0.83	$0.75

Weighted average number of common shares outstanding — basic	52,767,430	53,418,055

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Six Months Ended June 30
	2008	2007
Cash Flows From Operating Activities:
Net income	$12,237	$26,549
Adjustments to reconcile net income to net cash provided by operating activities:
Minority and preferred interests	32,693	26,003
Depreciation and amortization	71,514	66,101
Provision for bad debts	2,383	2,464
Gains on sales of land and land-related rights	(2,192)
Other	4,498	4,123
Increase (decrease) in cash attributable to changes in assets and liabilities:
Receivables, deferred charges, and other assets	3,965	(8,037)
Accounts payable and other liabilities	(23,201)	(14,975)

Net Cash Provided By Operating Activities	$101,897	$102,228

Cash Flows From Investing Activities:
Additions to properties	$(54,480)	$(99,258)
Acquisition of marketable equity securities and other assets	(1,936)	(2,290)
Acquisition of additional interest in The Pier Shops (Note 3)		(24,504)
Cash transferred in upon consolidation of The Pier Shops (Note 3)		33,388
Funding of The Mall at Studio City escrow (Note 3)	(54,334)
Proceeds from sales of land and land-related rights	5,274
Contributions to Unconsolidated Joint Ventures	(5,998)	(2,937)
Distributions from Unconsolidated Joint Ventures in excess of income	61,605	4,418

Net Cash Used In Investing Activities	$(49,869)	$(91,183)

Cash Flows From Financing Activities:
Debt proceeds	$333,503	$136,313
Debt payments	(259,951)	(7,961)
Debt issuance costs	(3,425)
Issuance of common stock and/or partnership units in connection with incentive plans	2,615
Repurchase of common stock (Note 6)		(50,000)
Distributions to minority and preferred interests (Note 1)	(85,868)	(27,056)
Cash dividends to preferred shareowners	(7,317)	(7,317)
Cash dividends to common shareowners	(43,754)	(39,950)
Other	(1,422)	28

Net Cash Provided By (Used In) Financing Activities	$(65,619)	$4,057

Net Increase (Decrease) In Cash and Cash Equivalents	$(13,591)	$15,102

Cash and Cash Equivalents at Beginning of Period	47,166	26,282

Cash and Cash Equivalents at End of Period	$33,575	$41,384

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Interim Financial Statements
General
     Taubman Centers, Inc. (the Company or TCO) is a Michigan corporation that operates as a self-administered and self-managed real estate investment trust (REIT). The Taubman Realty Group Limited Partnership (Operating Partnership or TRG) is a majority-owned partnership subsidiary of TCO that owns direct or indirect interests in all of the company’s real estate properties. In this report, the term “Company” refers to TCO, the Operating Partnership, and/or the Operating Partnership’s subsidiaries as the context may require. The Company engages in the ownership, management, leasing, acquisition, disposition, development, and expansion of regional and super-regional retail shopping centers and interests therein. The Company’s owned portfolio as of June 30, 2008 included 23 urban and suburban shopping centers in ten states.
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
     Investments in entities not controlled but over which the Company may exercise significant influence (Unconsolidated Joint Ventures) are accounted for under the equity method. The Company has evaluated its investments in the Unconsolidated Joint Ventures and has concluded that the ventures are not variable interest entities as defined in FIN 46R. Accordingly, the Company accounts for its interests in these ventures under the guidance in Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures” (SOP 78-9), as amended by FASB Staff Position 78-9-1, and Emerging Issues Task Force Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (EITF 04-5). The Company’s partners or other owners in these Unconsolidated Joint Ventures have substantive participating rights, as contemplated by paragraphs 16 through 18 of EITF 04-5, including approval rights over annual operating budgets, capital spending, financing, admission of new partners/members, or sale of the properties and the Company has concluded that the equity method of accounting is appropriate for these interests. Specifically, the Company’s 79% investment in Westfarms is through a general partnership in which the other general partners have approval rights over annual operating budgets, capital spending, refinancing, or sale of the property.
Ownership
     In addition to the Company’s common stock, there are three classes of preferred stock (Series B, G, and H) outstanding as of June 30, 2008. Dividends on the 8% Series G and 7.625% Series H Preferred Stock are cumulative and are payable in arrears on or about the last day of each calendar quarter. The Company owns corresponding Series G and Series H Preferred Equity interests in the Operating Partnership that entitle the Company to income and distributions (in the form of guaranteed payments) in amounts equal to the dividends payable on the Company’s Series G and Series H Preferred Stock.
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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The Operating Partnership
     At June 30, 2008, the Operating Partnership’s equity included three classes of preferred equity (Series F, G, and H) and the net equity of the partnership unitholders. Net income and distributions of the Operating Partnership are allocable first to the preferred equity interests, and the remaining amounts to the general and limited partners in the Operating Partnership in accordance with their percentage ownership. The Series G and Series H Preferred Equity are owned by the Company and are eliminated in consolidation. The Series F Preferred Equity is owned by an institutional investor.
     The Company’s ownership in the Operating Partnership at June 30, 2008 consisted of a 67% managing general partnership interest, as well as the Series G and H Preferred Equity interests. The Company’s average ownership percentage in the Operating Partnership for the six months ended June 30, 2008 and 2007 was 67% and 66%, respectively. At June 30, 2008, the Operating Partnership had 79,440,048 units of partnership interest outstanding, of which the Company owned 52,892,604 units.
Minority Interests
     As of June 30, 2008 and December 31, 2007, minority interests in the Company are comprised of the ownership interests of (1) noncontrolling unitholders of the Operating Partnership and (2) the noncontrolling interests in joint ventures controlled by the Company through ownership or contractual arrangements.
     The net equity of the Operating Partnership noncontrolling unitholders is less than zero. The net equity balances of the noncontrolling partners in certain of the consolidated joint ventures are also less than zero. Therefore, the interests of the noncontrolling unitholders of the Operating Partnership and outside partners with net equity balances in the consolidated joint ventures of less than zero are recognized as zero balances within the consolidated balance sheet. The interests of the noncontrolling partners with positive equity balances in consolidated joint ventures represent the minority interests presented on the Company’s consolidated balance sheet of $16.3 million and $18.5 million at June 30, 2008 and December 31, 2007, respectively.
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
     In January 2008, International Plaza refinanced its debt and distributed a portion of the excess proceeds to its partner (Note 5). The joint venture partner’s $51.3 million share of the distributed excess proceeds is classified as minority interest and included in Deferred Charges and Other Assets in the Company’s consolidated balance sheet. As of June 30, 2008, the total of excess proceeds distributed to partners for this and the Cherry Creek consolidated joint venture included in Deferred Charges and Other Assets was $96.8 million. The Company accounts for distributions to minority partners that result from such financing transactions as a debit balance minority interest upon determination that (1) the distribution was the result of appreciation in the fair value of the property above the book value, (2) the financing was provided at a loan to value ratio commensurate with non-recourse real estate lending, and (3) the excess of the property value over the financing provides support for the eventual recovery of the debit balance minority interest upon sale or disposal of the property. Debit balance minority interests are considered as part of the carrying value of a property for purposes of evaluating impairment, should events or circumstances indicate that the carrying value may not be recoverable.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     In January 2008, the Company’s president of Taubman Asia (the Asia President) obtained an ownership interest in Taubman Asia, a consolidated subsidiary. The Asia President is entitled to 10% of Taubman Asia’s dividends, with 85% of his dividends being withheld as contributions to capital. These withholdings will continue until he contributes and maintains his capital consistent with a 10% ownership interest, including all capital funded by the Operating Partnership for Taubman Asia’s operating and investment activities prior and subsequent to the Asia President obtaining his ownership interest. The Asia President’s ownership interest will be reduced to 5% upon his cumulatively receiving a specified amount in dividends. The Operating Partnership will have a preferred investment in Taubman Asia to the extent the Asia President has not yet contributed capital commensurate with his ownership interest. This preferred investment will accrue an annual preferential return equal to the Operating Partnership’s average borrowing rate (with the preferred investment and accrued return together being referred to herein as the preferred interest). Taubman Asia has the ability to call at any time the Asia President’s ownership at fair value, less the amount required to return the Operating Partnership’s preferred interest. The Asia President similarly has the ability to put his ownership interest to Taubman Asia at 85% (increasing to 100% in 2013) of fair value, less the amount required to return the Operating Partnership’s preferred interest. In the event of a liquidation of Taubman Asia, the Operating Partnership’s preferred interest would be returned in advance of any other ownership interest or income. The Asia President’s noncontrolling interest in Taubman Asia is accounted for as a minority interest in the Company’s financial statements, currently at a zero balance.
     See Note 11 — “New Accounting Pronouncements” regarding future changes to the accounting for minority interests.
Finite Life Entities
     Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. At June 30, 2008, the Company held controlling majority interests in consolidated entities with specified termination dates between 2080 and 2083. The minority owners’ interests in these entities are to be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entity. The estimated fair value of these minority interests were approximately $192.9 million at June 30, 2008, compared to a book value of $(87.6) million, of which $(96.8) million was classified as Deferred Charges and Other Assets and $9.2 million was classified as Minority Interests in the Company’s consolidated balance sheet.
Other
     The unaudited interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. The results of interim periods are not necessarily indicative of the results for a full year.
     Dollar amounts presented in tables within the notes to the financial statements are stated in thousands, except share data or as otherwise noted.
Note 2 — Income and Other Taxes
     The Company is subject to corporate level federal, state, and foreign income taxes in its taxable REIT subsidiaries and state income taxes in certain partnership subsidiaries, which are provided for in the Company’s financial statements. The Company’s deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. The Company’s temporary differences primarily relate to deferred compensation and depreciation. In July 2007, the State of Michigan signed into law the Michigan Business Tax Act (MBT), replacing the Michigan single business tax with a business income tax and modified gross receipts tax. These new taxes became effective on January 1, 2008, and are subject to the provisions of SFAS No. 109 “Accounting for Income Taxes.” As of June 30, 2008, the Company had a net federal, state, and foreign deferred tax asset of $3.1 million, after a valuation allowance of $7.7 million. As of December 31, 2007, the net federal, state, and foreign deferred tax asset was $3.3 million, after a valuation allowance of $6.6 million.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     The Company had no unrecognized tax benefits as defined by FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” as of June 30, 2008. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of June 30, 2008. The Company has no interest or penalties relating to income taxes recognized in the statement of operations for the three and six months ended June 30, 2008 or in the balance sheet as of June 30, 2008. As of June 30, 2008, returns for the calendar years 2004 through 2007 remain subject to examination by U.S. and various state and foreign tax jurisdictions.
Note 3 — Acquisition, New Development, and Services
University Town Center
     In May 2008, the Company announced it had entered into agreements to jointly develop University Town Center, a regional mall in Sarasota, Florida. The 0.9 million square foot shopping center will be part of a mixed-use development anchored by Nordstrom, Neiman Marcus, and Macy’s. The center is projected to start construction in fall 2008 and open in November 2010, contingent upon obtaining final site plan approval. The Company will own a 25% interest in the center and expects its share of development costs to be approximately $90 million.
The Mall at Studio City
     In February 2008, the Company announced that Taubman Asia is acquiring a 25% interest in The Mall at Studio City, the retail component of Macao Studio City, a major mixed-use project, which is located on the Cotai Strip in Macao, China. In addition, Taubman Asia entered into long-term agreements to perform development, management, and leasing services for the shopping center. The Company’s total investment in the project (including the initial payment, allocation of construction debt, and additional payments anticipated in years two and five after opening) is expected to be approximately $200 million. Taubman Asia’s investment is in a joint venture with Cyber One Agents Limited (Cyber One) and will be accounted for under the equity method. Macao Studio City is being developed by Cyber One, a joint venture between New Cotai, LLC and East Asia Satellite Television Holdings, a subsidiary of eSun Holdings (eSun). The Company’s $54 million initial investment has been placed into escrow until financing for the overall project is completed. The Company had previously expected that its partners in the project would have completed the financing by summer 2008; however given the current conditions in the capital markets, completion of the financing is taking longer than expected. No interest is being capitalized on this payment until the escrow is released. The $54 million escrowed payment is classified within Deferred Charges and Other Assets on the consolidated balance sheet. The Company’s services agreements were conditional upon eSun shareholder approval, which was received in March 2008, however, any payments due under the development services agreement can be delayed until financing is completed. While it does not control the construction schedule, the Company believes the project is likely to open in late 2010 or early 2011.
The Pier Shops at Caesars
     The Pier Shops, located in Atlantic City, New Jersey, began opening in phases in June 2006. Gordon Group Holdings LLC (Gordon) developed the center, and in January 2007, the Company assumed full management and leasing responsibility for the center. In April 2007, the Company increased its ownership in The Pier Shops to a 77.5% controlling interest. The remaining 22.5% interest continues to be held by an affiliate of Gordon. The Company began consolidating The Pier Shops as of the April 2007 purchase date. At closing, the Company made a $24.5 million equity investment in the center, bringing its total equity investment to $28.5 million. At the purchase date, the book values of the center’s assets and liabilities were $229.7 million and $171.3 million, respectively. The excess of the book value of the net assets acquired over the purchase price was approximately $17 million, which was allocated principally to building and improvements. The Company is entitled to a 7% cumulative preferred return on its $133.1 million total investment, including its $104.6 million share of debt. In April 2007, The Pier Shops completed a refinancing of its existing construction loan with a $135 million 10 year, non-recourse, interest-only loan with an all-in rate of 6.1%. The Company will be responsible for any additional capital requirements, which the Company continues to estimate will be in the range of $15 million over the next two years, on which it will receive a preferred return at a minimum of 8%.

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
     Funding for the project was provided by the following sources. The Company provided approximately 45% of the project funding under a junior subordinated financing. The owner provided $9 million in equity. Funding for the remaining project costs was provided by the owner’s third party construction loan. The owner’s equity contribution, representing minority interest, is included within Minority Interests in TRG and Consolidated Joint Ventures in the Company’s consolidated balance sheet.
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
     The Company has guaranteed the lease payments on the operating lease (excluding monthly supplemental rent equal to 1.67% of the owner’s outstanding equity balance, commencing after the exchange period). The lease payments are structured to cover debt service, ground rent payments, and other expenses of the lessor. The Company consolidates the accounts of the owner. The junior loan and other intercompany transactions are eliminated in consolidation.
The Mall at Oyster Bay
     In June 2007, the Supreme Court of the State of New York (Suffolk County) affirmed that the Town of Oyster Bay had not provided a basis to deny the Company’s application to build The Mall at Oyster Bay (Oyster Bay) in Syosset, Long Island, New York. In September 2007, the Oyster Bay town board adopted a resolution citing its reasons for denying the application for a special use permit and submitted it to the Court. The Company responded with a motion asking the Court to order the town to issue the permit. In June 2008, the Supreme Court ordered the Town of Oyster Bay to immediately issue the Company a special use permit. Subsequently in June of 2008, the Town filed a notice of appeal regarding the court’s decision. The Company has filed a motion to expedite the appeal process, which was granted in July 2008. In addition, the Company was also granted a preference for oral argument, which is also expected to shorten the appeal process. As a result, the Company is hopeful the appeal process can be concluded in early 2009, clearing the way to start the long-delayed construction of the center. From the start of construction, it is less than a two year process to build the mall. The Company continues to be confident that it is probable it will prevail and build the mall, which has over 60% of the space committed and will be anchored by Neiman Marcus, Nordstrom, and Barneys New York. However, if the Company is ultimately unsuccessful it is anticipated that the recovery on this asset would be significantly less than its current investment. The Company’s investment in Oyster Bay was $149 million as of June 30, 2008.
Songdo International Business District
     In 2007, the Company entered into an agreement to provide development services for a 1.1 million square foot retail and entertainment complex in Songdo International Business District (Songdo), Incheon, South Korea. The shopping center will be anchored by Lotte Department Store. The Company also finalized an agreement to provide management and leasing services for the retail component. Construction of the center has begun with the foundations, underground parking, and subway connections. Full construction of the center is expected to begin in fall 2008, with the shopping complex expected to open in 2011. The Company is negotiating an investment in the project and anticipates finalizing its decision on this investment in 2008.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 4 — Investments in Unconsolidated Joint Ventures
General Information
     The Company owns beneficial interests in joint ventures that own shopping centers. The Operating Partnership is the direct or indirect managing general partner or managing member of these Unconsolidated Joint Ventures, except for the ventures that own Arizona Mills, The Mall at Millenia, and Waterside Shops. The Company, which formerly accounted for The Pier Shops as an Unconsolidated Joint Venture, began consolidating it after acquiring a controlling interest in April 2007 (Note 3).

Ownership as of
June 30, 2008 and
Shopping Center	December 31, 2007
Arizona Mills	50%
Fair Oaks	50
The Mall at Millenia	50
Stamford Town Center	50
Sunvalley	50
Waterside Shops	25
Westfarms	79
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
Combined Financial Information
     Combined balance sheet and results of operations information is presented in the following table for the Unconsolidated Joint Ventures, followed by the Operating Partnership’s beneficial interest in the combined information. Beneficial interest is calculated based on the Operating Partnership’s ownership interest in each of the Unconsolidated Joint Ventures. Amounts related to The Pier Shops are included in the combined information of the Unconsolidated Joint Ventures through the date of the Company’s acquisition of a controlling interest in April 2007 (Note 3). The Operating Partnership’s investment in The Pier Shops represented an effective 6% interest based on relative equity contributions, prior to the Company acquiring a controlling interest. The combined information of the Unconsolidated Joint Ventures excludes the balances of University Town Center (Note 3).

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	June 30	December 31
	2008	2007
Assets:
Properties	$1,067,183	$1,056,380
Accumulated depreciation and amortization	(350,487)	(347,459)

	$716,696	$708,921
Cash and cash equivalents	19,805	40,097
Accounts and notes receivable, less provision for bad debts of $2,766 and $1,799 in 2008 and 2007	18,779	26,271
Deferred charges and other assets	24,648	18,229

	$779,928	$793,518

Liabilities and accumulated deficiency in assets:
Notes payable	$1,111,158	$1,003,463
Accounts payable and other liabilities	42,024	55,242
TRG’s accumulated deficiency in assets	(205,895)	(151,363)
Unconsolidated Joint Venture Partners’ accumulated deficiency in assets	(167,359)	(113,824)

	$779,928	$793,518

TRG’s accumulated deficiency in assets (above)	$(205,895)	$(151,363)
TRG’s investment in University Town Center (Note 3)	3,368
TRG basis adjustments, including elimination of intercompany profit	73,948	74,660
TCO’s additional basis	67,612	68,586

Net Investment in Unconsolidated Joint Ventures	$(60,967)	$(8,117)
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures	153,344	100,234

Investment in Unconsolidated Joint Ventures	$92,377	$92,117

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Revenues	$63,497	$63,871	$127,571	$127,693

Maintenance, taxes, utilities, and other operating expenses	22,470	21,713	$45,130	$46,270
Interest expense	16,272	16,617	32,144	34,421
Depreciation and amortization	9,497	9,180	18,814	18,908

Total operating costs	$48,239	$47,510	$96,088	$99,599

Nonoperating income	160	367	479	814

Net income	$15,418	$16,728	$31,962	$28,908

Net income allocable to TRG	$8,461	$9,426	$17,719	$17,997
Realized intercompany profit, net of depreciation on TRG’s basis adjustments	516	299	979	400
Depreciation of TCO’s additional basis	(486)	(486)	(973)	(972)

Equity in income of Unconsolidated Joint Ventures	$8,491	$9,239	$17,725	$17,425

Beneficial interest in Unconsolidated Joint Ventures’ operations:
Revenues less maintenance, taxes, utilities, and other operating expenses	$22,644	$23,536	$45,758	$45,420
Interest expense	(8,457)	(8,325)	(16,719)	(16,627)
Depreciation and amortization	(5,696)	(5,972)	(11,314)	(11,368)

Equity in income of Unconsolidated Joint Ventures	$8,491	$9,239	$17,725	$17,425

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 5 — Beneficial Interest in Debt and Interest Expense
     In May 2008, the Company amended its $40 million revolver, extending the maturity date by two years, to February 2011.
     In April 2008, Fair Oaks, a 50% owned Unconsolidated Joint Venture, completed a $250 million non-recourse refinancing that bears interest at LIBOR plus 1.40%. The loan agreement has a three-year term, with two one-year extension options. The loan is interest-only for the entire term, except during the second one-year extension period, if elected. Fair Oaks also entered into an agreement to swap the floating rate for an all-in fixed rate of 4.56% for the initial three-year term of the loan agreement. The swap agreement has been designated, and is expected to be effective, as a cash flow hedge of the interest payments on the new debt. Changes in the fair value of the swap agreement at each balance sheet date during the term of the agreement are recorded in Other Comprehensive Income (OCI). Proceeds from the refinancing were used to pay off the existing $140 million 6.6% loan, plus accrued interest and fees. Excess proceeds were distributed to the partners, and the Company’s share was used to pay down its revolving credit facilities.
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

	At 100%		At Beneficial Interest
		Unconsolidated		Unconsolidated
	Consolidated	Joint	Consolidated	Joint
	Subsidiaries	Ventures	Subsidiaries	Ventures
Debt as of:
June 30, 2008	2,774,156	1,111,158	2,414,807	570,573
December 31, 2007	2,700,980	1,003,463	2,416,292	517,228

Capital lease obligations as of:
June 30, 2008	4,099	301	4,088	150
December 31, 2007	5,521	504	5,507	252

Capitalized interest:
Six months ended June 30, 2008	4,890	73	4,824	60
Six months ended June 30, 2007	7,428	78	7,400	19

Interest expense:
Six months ended June 30, 2008	72,954	32,144	63,219	16,719
Six months ended June 30, 2007	61,884	34,421	55,046	16,627
Debt Covenants and Guarantees
     Certain loan agreements contain various restrictive covenants, including a minimum net worth requirement, minimum interest coverage ratios, a maximum payout ratio on distributions, a minimum debt yield ratio, a minimum fixed charges coverage ratio, and a maximum leverage ratio, the latter being the most restrictive. The Operating Partnership is in compliance with all of its covenants as of June 30, 2008. The maximum payout ratio on distributions covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain the Company’s tax status, pay preferred distributions, and for distributions related to the sale of certain assets.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     Payments of principal and interest on the loans in the following table are guaranteed by the Operating Partnership as of June 30, 2008.

		TRG’s	Amount of
		beneficial	loan balance	% of loan
	Loan	interest in loan	guaranteed	balance	% of interest
	balance as	balance as	by TRG as	guaranteed	guaranteed
Center	of 6/30/08	of 6/30/08	of 6/30/08	by TRG	by TRG
	(in millions of dollars)
Dolphin Mall	120.0	120.0	120.0	100%	100%
Fairlane Town Center	80.0	80.0	80.0	100%	100%
Twelve Oaks Mall	—	—	—	100%	100%
     The Operating Partnership has also guaranteed certain obligations of Partridge Creek (Note 3).
     The Company is required to escrow cash balances for specific uses stipulated by certain of its lenders. As of June 30, 2008 and December 31, 2007, the Company’s cash balances restricted for these uses were $1.9 million and $1.0 million, respectively. Such amounts are included within cash and cash equivalents in the Company’s consolidated balance sheet.
Note 6 — Equity Transactions
Common Stock and Equity
     In July 2007, the Company’s Board of Directors authorized the repurchase of $100 million of the Company’s common stock on the open market or in privately negotiated transactions. During 2007, the Company repurchased 987,180 shares of its common stock for a total of $50 million under this authorization. In addition, in 2007 the Company repurchased an additional 923,364 shares for $50 million, representing the remaining amount under a previous program approved by the Company’s Board of Directors in December 2005. All shares repurchased have been cancelled. For each share of stock repurchased, an equal number of Operating Partnership units owned by the Company were redeemed. Repurchases of common stock were financed through general corporate funds, including borrowings under existing lines of credit. As of June 30, 2008, $50 million remained of the 2007 authorization.
     During the six months ended June 30, 2007, 839,809 shares of Series B Preferred Stock were converted to 54 shares of the Company’s common stock as a result of tenders of units under the Continuing Offer (Note 8). No shares were converted during the six months ended June 30, 2008. See Note 7 for equity issuances under share-based compensation plans.
Note 7 — Share-Based Compensation
     In May 2008, the Company’s shareowners approved The Taubman Company 2008 Omnibus Long-Term Incentive Plan (2008 Omnibus Plan). The 2008 Omnibus Plan provides for the award to directors, officers, employees, and other service providers of the Company of restricted shares, restricted units of limited partnership in the Operating Partnership, options to purchase shares or Operating Partnership units, share appreciation rights, unrestricted Shares or Operating Partnership units, and other awards to acquire up to an aggregate of 6,100,000 Company common shares or Operating Partnership units. As of June 30, 2008, there were no grants of share-based compensation under the 2008 Omnibus Plan. The Company anticipates that all future grants of share-based compensation will be made under the 2008 Omnibus Plan. In addition, non-employee directors have the option to defer their compensation, other than their meeting fees, under a deferred compensation plan.
     Prior to the adoption of the 2008 Omnibus Plan, the Company provided share-based compensation through an incentive option plan, a long-term incentive plan, and non-employee directors’ stock grant and deferred compensation plans. The compensation cost charged to income for these share-based compensation plans was $1.9 million and $4.0 million for the three and six months ended June 30, 2008, respectively, and $1.8 million and $3.4 million for the three and six months ended June 30, 2007, respectively. Compensation cost capitalized as part of properties and deferred leasing costs was $0.2 million and $0.5 million for the three and six months ended June 30, 2008, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2007, respectively.
     Further information regarding activities relating to the incentive option plan and long-term incentive plan during the three and six months ended June 30, 2008 is provided below.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Incentive Options
     The Company’s incentive option plan (the Option Plan), which was shareowner approved, permitted the grant of options to employees. The Operating Partnership’s units issued in connection with the Option Plan are exchangeable for new shares of the Company’s common stock under the Continuing Offer (Note 8). Options for 1.4 million partnership units have been granted and are outstanding at June 30, 2008. Of the 1.4 million options outstanding, 0.9 million have vesting schedules with one-third vesting at each of the first, second, and third years of the grant anniversary, if continuous service has been provided or upon retirement or certain other events if earlier. Substantially all of the other 0.5 million options outstanding have vesting schedules with one-third vesting at each of the third, fifth, and seventh years of the grant anniversary, if continuous service has been provided and certain conditions dependent on the Company’s market performance in comparison to its competitors have been met or upon retirement or certain other events if earlier. The options have ten-year contractual terms.
     The Company estimated the value of the options issued during the six months ended June 30, 2008 using a Black-Scholes valuation model based on the following assumptions and resulting in the weighted average grant date fair value shown below:

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
     A summary of option activity under the Option Plan for the six months ended June 30, 2008 is presented below:

			Weighted Average
			Remaining	Range of
	Number	Weighted Average	Contractual Term	Exercise
	of Options	Exercise Price	(in years)	Prices
Outstanding at January 1, 2008	1,330,646	$36.54	7.8	$29.38 - $55.90
Granted	230,567	50.65
Exercised	(170,431)	31.91

Outstanding at June 30, 2008	1,390,782	$39.45	7.7	$29.38 - $55.90

Fully vested options at June 30, 2008	531,232	$36.52	7.3

Long-Term Incentive Plan
     The Company established The Taubman Company 2005 Long-Term Incentive Plan (LTIP) in 2005, which was shareowner approved. The LTIP allowed the Company to make grants of restricted stock units (RSU) to employees. There were RSU for 0.3 million shares outstanding at June 30, 2008. Each RSU represents the right to receive upon vesting one share of the Company’s common stock plus a cash payment equal to the aggregate cash dividends that would have been paid on such share of common stock from the date of grant of the award to the vesting date. Each RSU is valued at the closing price of the Company’s common stock on the grant date.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     A summary of activity for the six months ended June 30, 2008 under the LTIP is presented below:

		Weighted Average
	Restricted Stock Units	Grant Date Fair Value
Outstanding at January 1, 2008	358,297	$41.63
Granted	121,037	50.65
Redeemed	(135,359)	32.03
Forfeited	(587)	50.65

Outstanding at June 30, 2008	343,388	48.58

     RSU vest on the third year anniversary of the grant if continuous service has been provided for that period, or upon retirement or certain other events if earlier. Based on an analysis of historical employee turnover, the Company has made an annual forfeiture assumption of 2.4% of grants when recognizing compensation costs relating to the RSU. None of the RSU outstanding at June 30, 2008 were vested.
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
     Based on a market value at June 30, 2008 of $48.65 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $1.2 billion. The purchase of these interests at June 30, 2008 would have resulted in the Company owning an additional 32% interest in the Operating Partnership.
     The Company has made a continuing, irrevocable offer to all present holders (other than certain excluded holders, including A. Alfred Taubman), assignees of all present holders, those future holders of partnership interests in the Operating Partnership as the Company may, in its sole discretion, agree to include in the continuing offer, and all existing optionees under the Option Plan and all existing and future optionees under the 2008 Omnibus Plan to exchange shares of common stock for partnership interests in the Operating Partnership (the Continuing Offer). Under the Continuing Offer agreement, one unit of the Operating Partnership interest is exchangeable for one share of the Company’s common stock. Upon a tender of Operating Partnership units, the corresponding shares of Series B Preferred Stock, if any, will automatically be converted into the Company’s common stock at a rate of 14,000 shares of Series B Preferred Stock for one common share.
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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     See Note 1 regarding the put option held by the noncontrolling member in Taubman Asia, Note 3 regarding obligations and commitments related to Partridge Creek and contingencies related to Oyster Bay, Note 5 for the Operating Partnership’s guarantees of certain notes payable and other obligations, and Note 7 for obligations under existing share-based compensation plans.
Note 9 — Earnings Per Share
     Basic earnings per share amounts are based on the weighted average of common shares outstanding for the respective periods. Diluted earnings per share amounts are based on the weighted average of common shares outstanding plus the dilutive effect of potential common stock. Potential common stock includes outstanding partnership units exchangeable for common shares under the Continuing Offer (Note 8), outstanding options for units of partnership interest under the Option Plan, RSU under the LTIP and Non-Employee Directors’ Deferred Compensation Plan (Note 7), and unissued partnership units under a unit option deferral election. In computing the potentially dilutive effect of potential common stock, partnership units are assumed to be exchanged for common shares under the Continuing Offer, increasing the weighted average number of shares outstanding. The potentially dilutive effects of partnership units outstanding and/or issuable under the unit option deferral elections are calculated using the if-converted method, while the effects of other potential common stock are calculated using the treasury stock method.
     As of June 30, 2008, there were 8.8 million partnership units outstanding and 0.9 million unissued partnership units under unit option deferral elections that may be exchanged for common shares of the Company under the Continuing Offer. These outstanding partnership units and unissued units were excluded from the computation of diluted earnings per share as they were anti-dilutive in all periods presented. These outstanding units and unissued units could only be dilutive to earnings per share if the minority interests’ ownership share of the Operating Partnership’s income was greater than their share of distributions. Due to the non-cash impact of depreciation and amortization, it is unlikely that income in any period will be greater than distributions, other than in a period in which the Company recognizes a gain on the disposition of an operating center or other significant, unusual income.

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Net income allocable to common shareowners (Numerator)	$373	$8,834	$4,920	$19,232

Shares (Denominator) — basic	52,859,653	53,412,542	52,767,430	53,418,055
Effect of dilutive securities	572,321	643,718	580,802	648,175

Shares (Denominator) — diluted	53,431,974	54,056,260	53,348,232	54,066,230

Earnings per common share:
Basic	$0.01	$0.17	$0.09	$0.36

Diluted	$0.01	$0.16	$0.09	$0.36

Note 10 — Fair Value Disclosures
     The Company’s valuation of marketable securities, which are considered to be available-for-sale, and an insurance deposit utilize unadjusted quoted prices determined by active markets for the specific securities the Company has invested in, and therefore fall into Level 1 of the fair value hierarchy. The Company’s valuation of its derivative instruments are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative and therefore fall into level 2 of the fair value hierarchy. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward curves.
     For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Fair Value Measurements at June 30, 2008 Using
	Quoted Prices in
	Active Markets for	Significant Other
	Identical Assets	Observable Inputs
Description	(Level 1)	(Level 2)
Available-for-sale securities	$2,174
Insurance deposit	8,770
Derivative assets		$836

Total assets	$10,944	$836

Derivative interest rate instruments liabilities (Note 5)		$(2,859)

Total liabilities		$(2,859)

     The insurance deposit shown above represents an escrow account maintained in connection with a property and casualty insurance arrangement for the Company’s shopping centers, and is classified within Deferred Charges and Other Assets. A corresponding deferred revenue relating to amounts billed to tenants for this arrangement has been classified within Accounts Payable and Other Liabilities. In previous periods, such amounts had been presented on a net basis and have not been reclassified as such amounts are not material to the consolidated financial statements.
Note 11 — New Accounting Pronouncements
     In May 2008, the FASB issued Statement No. 162 “The Hierarchy of Generally Accepted Accounting Principles.” The current hierarchy of generally accepted accounting principles is set forth in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards (SAS) No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Statement No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. This Statement is effective 60 days following the SEC’s approval of the Public Company Oversight Board Auditing amendments to SAS 69. The Company is currently evaluating the application of this Statement but does not anticipate that the Statement will have a material effect on the Company’s results of operations or financial position, as the Statement does not directly impact the accounting principles applied in the preparation of the Company’s financial statements.
     In March 2008, the FASB issued Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” This Statement amends Statement No. 133 to provide additional information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. The Statement requires enhanced disclosures about an entity’s derivatives and hedging activities. Statement No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the application of this Statement and anticipates the Statement will not have an effect on its results of operations or financial position as the Statement only provides for new disclosure requirements.
     In December 2007, the FASB issued Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” This Statement amends Accounting Research Bulletin (ARB) 51 to establish accounting and reporting standards for the noncontrolling interest (previously referred to as a minority interest) in a subsidiary and for the deconsolidation of a subsidiary. The Statement also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of FASB Statement No. 141 (Revised) “Business Combinations.” Statement No. 160 will require noncontrolling interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. Statement No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. In March 2008, the SEC announced revisions to Topic No. D-98 “Classification and Measurement of Redeemable Securities” that provide interpretive guidance on the interaction between Topic No. D-98 and Statement No.160.
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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     Also in December 2007, the FASB issued Statement No. 141 (Revised) “Business Combinations.” This Statement establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and any goodwill acquired in the business combination or a gain from a bargain purchase. This Statement requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” Statement No. 141 (Revised) must be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is prohibited. The Company is currently evaluating the application of this Statement and its effect on the Company’s financial position and results of operations.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs concerning future events, including the following: statements regarding future developments and joint ventures, rents, returns, and earnings; statements regarding the continuation of trends; and any statements regarding the sufficiency of our cash balances and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs. We caution that although forward-looking statements reflect our good faith beliefs and best judgment based upon current information, these statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including those risks, uncertainties, and factors detailed from time to time in reports filed with the SEC, and in particular those set forth under “Risk Factors” in our Annual Report on Form 10-K. The following discussion should be read in conjunction with the accompanying consolidated financial statements of Taubman Centers, Inc. and the notes thereto.
General Background and Performance Measurement
     Taubman Centers, Inc. (TCO) is a Michigan corporation that operates as a self-administered and self-managed real estate investment trust (REIT). The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG) is a majority-owned partnership subsidiary of TCO, which owns direct or indirect interests in all of our real estate properties. In this report, the terms “we”, “us”, and “our” refer to TCO, the Operating Partnership, and/or the Operating Partnership’s subsidiaries as the context may require. We own, develop, acquire, dispose of, and operate regional and super-regional shopping centers. The Consolidated Businesses consist of shopping centers that are controlled by ownership or contractual agreements, development projects for future regional shopping centers, variable interest entities for which we are the primary beneficiary, The Taubman Company LLC (Manager), and Taubman Properties Asia LLC and its subsidiaries (Taubman Asia). Shopping centers owned through joint ventures that are not controlled by us but over which we have significant influence (Unconsolidated Joint Ventures) are accounted for under the equity method.
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
     The comparability of information used in measuring performance is affected by the opening of The Mall at Partridge Creek (Partridge Creek) in October 2007 and The Pier Shops at Caesars (The Pier Shops), which began opening in phases in June 2006. In April 2007, we increased our ownership in The Pier Shops to 77.5% (see “Results of Operations — Acquisition”). The Pier Shops’ results of operations are included within the Consolidated Businesses for periods beginning April 13, 2007 and within the Unconsolidated Joint Ventures prior to the acquisition date. Our investment in The Pier Shops represented an effective 6% interest prior to the acquisition date, based on relative equity contributions. Additional “comparable center” statistics that exclude Partridge Creek and The Pier Shops are provided to present the performance of comparable centers in our continuing operations.
Current Operating Trends
     Amid the recent softening of the U.S. economy, a number of regional and national retailers have announced store closings or filed for bankruptcy. During the six months ended June 30, 2008, 1.3% of our tenants sought the protection of the bankruptcy laws, the highest second quarter level since 2004. However, our occupancy was up modestly and rents showed strong increases compared to the prior year.
     Tenant sales and sales per square foot information are operating statistics used in measuring the productivity of the portfolio and are based on reports of sales furnished by mall tenants. Over the long term, the level of mall tenant sales is the single most important determinant of revenues of the shopping centers because mall tenants provide approximately 90% of these revenues and because mall tenant sales determine the amount of rent, percentage rent, and recoverable expenses (together, total occupancy costs) that mall tenants can afford to pay. However, levels of mall tenant sales can be considerably more volatile in the short run than total occupancy costs, and may be impacted significantly, either positively or negatively, by the success or lack of success of a small number of tenants or even a single tenant.

     Our tenant sales statistics showed modest growth for the second quarter of 2008, with sales per square foot increasing 3.3% over the second quarter of 2007. Tenant sales have increased every quarter for over five years; however, beginning in the fourth quarter of 2007, the rate of growth has slowed. Sales directly impact the amount of percentage rents certain tenants and anchors pay. The effects of increases or declines in sales on our operations are moderated by the relatively minor share of total rents that percentage rents represent. While sales are critical over the long term, the diverse structure of leases in a strong regional mall portfolio results in steady, predictable, almost bond-like earnings streams that are generally resistant to economic cycles. Consequently, even if the economy continues to weaken, we continue to feel very comfortable with the performance of our centers. However, a sustained trend in sales does impact, either negatively or positively, our ability to lease vacancies and negotiate rents at advantageous rates.
     In the second quarter of 2008, ending occupancy increased slightly to 90.0% compared to 89.9% in the second quarter of 2007. We expect occupancy to be relatively flat for the second half of the year. See “Seasonality” for occupancy and leased space statistics. Temporary tenants, defined as those with lease terms less than 12 months, are not included in occupancy or leased space statistics. As of June 30, 2008, approximately 1.4% of mall tenant space was occupied by temporary tenants.
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

	Three Months		Six Months
	Ended June 30		Ended June 30
	2008	2007	2008	2007
Average rent per square foot:
Consolidated Businesses	$45.12	$43.64	$44.84	$43.75
Unconsolidated Joint Ventures	45.04	42.00	44.48	41.87
Opening base rent per square foot:
Consolidated Businesses	$65.89	$45.85	$54.80	$51.34
Unconsolidated Joint Ventures	58.66	44.29	59.05	47.02
Square feet of GLA opened:
Consolidated Businesses	121,981	173,469	442,653	393,813
Unconsolidated Joint Ventures	71,860	43,798	233,269	149,903
Closing base rent per square foot:
Consolidated Businesses	$45.55	$46.82	$44.23	$42.26
Unconsolidated Joint Ventures	41.07	54.59	45.04	47.27
Square feet of GLA closed:
Consolidated Businesses	131,758	143,634	568,414	547,505
Unconsolidated Joint Ventures	62,578	41,838	303,929	180,717
Releasing spread per square foot:
Consolidated Businesses	$20.34	$(0.97)	$10.57	$9.08
Unconsolidated Joint Ventures	17.59	(10.30)	14.01	(0.25)
     The spread between opening and closing rents may not be indicative of future periods, as this statistic is not computed on comparable tenant spaces, and can vary significantly from period to period depending on the total amount, location, and average size of tenant space opening and closing in the period. In 2008, the releasing spreads per square foot of the Consolidated Businesses and Unconsolidated Joint Ventures were impacted by the opening of several tenant spaces with high rental rates at certain centers. In the six months ended June 30, 2007, average rent per square foot for the Unconsolidated Joint Ventures was adversely impacted by a $0.6 million cumulative prior year adjustment related to The Mills Corporation’s accounting for lease incentives at Arizona Mills, a 50% owned joint venture. Also in 2007, the releasing spread per square foot of the Unconsolidated Joint Ventures was impacted by the opening of several tenant spaces at a value center that had no closing spaces.

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

	2nd	1st		4th	3rd	2nd	1st
	Quarter	Quarter	Total	Quarter	Quarter	Quarter	Quarter
	2008	2008	2007	2007	2007	2007	2007
	(in thousands of dollars, except occupancy and leased space data)
Mall tenant sales (1)	1,116,027	1,083,608	4,734,940	1,555,011	1,075,465	1,061,767	1,042,697
Revenues and gains on land sales and other nonoperating income:
Consolidated Businesses	161,868	159,220	630,417	180,212	151,791	152,997	145,417
Unconsolidated Joint Ventures	63,657	64,393	264,174	70,926	64,740	64,233	64,275
Occupancy:
Ending-comparable	90.1%	90.0%	91.5%	91.5%	90.1%	90.1%	89.7%
Average-comparable	90.0	90.2	90.3	91.1	90.0	90.0	89.8
Ending	90.0	89.8	91.1	91.1	89.9	89.9	89.7
Average	89.9	89.9	90.0	90.7	89.8	89.7	89.8
Leased space:
Comparable	92.7%	93.0%	93.8%	93.8%	93.4%	92.6%	92.1%
All centers	92.6	93.0	93.8	93.8	93.3	92.4	92.1

(1)	Based on reports of sales furnished by mall tenants.
     Because the seasonality of sales contrasts with the generally fixed nature of minimum rents and recoveries, mall tenant occupancy costs (the sum of minimum rents, percentage rents, and expense recoveries) as a percentage of sales are considerably higher in the first three quarters than they are in the fourth quarter.

	2nd	1st		4th	3rd	2nd	1st
	Quarter	Quarter	Total	Quarter	Quarter	Quarter	Quarter
	2008	2008	2007	2007	2007	2007	2007

Consolidated Businesses:
Minimum rents	9.9%	10.2%	8.9%	7.1%	9.5%	9.7%	10.0%
Percentage rents	0.2	0.3	0.4	0.7	0.3	0.1	0.3
Expense recoveries	5.3	5.3	4.9	4.2	5.0	5.8	5.1

Mall tenant occupancy costs	15.4%	15.8%	14.2%	12.0%	14.8%	15.6%	15.4%

Unconsolidated Joint Ventures:
Minimum rents	9.3%	9.2%	8.0%	6.1%	9.1%	8.8%	8.8%
Percentage rents	0.0	0.4	0.4	0.7	0.3	0.3	0.2
Expense recoveries	4.4	4.2	4.2	3.6	4.7	4.5	4.0

Mall tenant occupancy costs	13.7%	13.8%	12.6%	10.4%	14.1%	13.6%	13.0%

Results of Operations
     The following sections discuss certain 2008 and 2007 transactions that affected operations in the three and six month periods ended June 30, 2008 and 2007, or are expected to impact operations in the future.
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
Potential Disposition
     In April 2008, we announced that Stamford, a 50% owned Unconsolidated Joint Venture, is being marketed for sale. The primary impetus for the sale is from our joint venture partner, as part of the normal execution of its portfolio strategy. We both agree that this is a good time to capitalize on the value that has been added to this asset with its recent renovation. The sale of assets is consistent with our strategy to recycle capital when appropriate. We can not currently estimate any impact for the possible sale of Stamford due to the uncertainty as to the price, timing, and use of proceeds or whether in fact the center will be sold.
Taubman Asia
     In February 2008, we announced that Taubman Asia is acquiring a 25% interest in The Mall at Studio City, the retail component of Macao Studio City, a major mixed-use project, which has begun construction on the Cotai Strip in Macao, China. In addition, Taubman Asia entered into long-term agreements to perform development, management, and leasing services for the shopping center. Our total investment in the project (including the initial payment, allocation of construction debt and additional payments anticipated in years two and five after opening) is expected to be approximately $200 million, with an anticipated after-tax return of about 10%. Taubman Asia’s investment is in a joint venture with Cyber One Agents Limited (Cyber One) and will be accounted for under the equity method. Macao Studio City is being developed by Cyber One, a joint venture between New Cotai, LLC and East Asia Satellite Television Holdings, a subsidiary of eSun Holdings (eSun). Our $54 million initial cash payment has been placed into escrow until financing for the overall project is completed. We had previously expected that our partners in the project would have completed the financing by summer 2008; however given the current conditions in the capital markets, completion of the financing is taking longer than expected. No interest is being capitalized on this payment until the escrow is released. Our services agreements were conditional upon eSun shareholder approval, which was received in March 2008, however, any payments due under the development services agreement can be delayed until financing is completed. While we do not control the construction schedule, we believe the project is likely to open in late 2010 or early 2011.
     In 2007, we entered into an agreement to provide development services for a 1.1 million square foot retail and entertainment complex in Songdo International Business District (Songdo), Incheon, South Korea. The shopping center will be anchored by Lotte Department Store. We also finalized an agreement to provide management and leasing services for the retail component. Construction of the center has begun with the foundations, underground parking, and subway connections. Full construction of the center is expected to begin in fall 2008, with the shopping complex expected to open sometime in 2011. We are negotiating an investment in the project and anticipate finalizing our decision on this investment in 2008.

Third-Party Management, Leasing, and Development Services
     In addition to the services described in “Taubman Asia”, we have several current and potential projects that are expected to contribute significant amounts of third-party revenue to our results in the future. The actual amounts of revenue in any future period are subject to various factors affecting recognition of income as described below. In addition, our estimates of future income may vary considerably from actual results due to the timing of completion of contractual arrangements and the actual timing of construction starts and opening dates of the various projects. In light of the current capital markets, the timing of construction starts may be delayed until the completion of financing. In addition, the amount of revenue we recognize is reduced by any ownership interest we may have in a project.
     We have a management agreement for Woodfield Mall, which is owned by a third-party. This contract is renewable year-to-year and is cancelable by the owner with 90 days written notice.
     We also have an agreement for retail leasing and development and design advisory services for CityCenter, a mixed-use urban development project scheduled to open in late 2009 on the Strip in Las Vegas, Nevada. The term of this fixed-fee contract is approximately 25 years, effective June 2005, and is generally cancelable for cause and by the project owner upon payment to us of a cancellation fee.
     We are finalizing a development agreement regarding City Creek Center, a mixed-use project in Salt Lake City, Utah. In April 2008, we received approval for the important pedestrian bridge that links the retail component and encourages circulation throughout the project. This was a significant step toward final design approval, and the project is now expected to open in spring 2012. We are also finalizing agreements to be an investor in this project under a participating lease structure.
     We continue to negotiate an agreement to provide initial leasing services for a lifestyle center in the city of North Las Vegas, Nevada. This is a mixed-use project that will include retail, dining, and entertainment of up to 1.3 million square feet and a residential component consisting of approximately 800 units. The shopping center is estimated to open in 2010. The developer of the residential component is a joint venture which includes an affiliate of the Taubman family. The Taubman family affiliate also participates in the project’s non-residential component.
     Subject to many assumptions, our best estimate is that during the 2009 to 2011 timeframe, we will earn an aggregate of about $35 million of net margin from management, leasing, and development fees, depending on opening dates and the various factors discussed above and assuming no current ownership in the Songdo project. Net margin for these projects means total revenue less related expenses and taxes. The timing of revenue recognition is very difficult to predict due to a number of factors. For development, revenue is recognized when the work is performed. For leasing, it is recognized when the leases are signed or when stores open, depending on the agreement. Of the approximately $35 million, we expect this third-party margin could peak in 2010 when the level of activity is expected to be the greatest. Although this activity is highly profitable, it is very volatile and a substantial portion of this increased activity represents non-recurring income. Once the significant development and initial leasing effort is complete for these projects, fees will be much more modest. As we have discussed in the past, we would generally prefer to own as much equity in a project as possible. However, each of these projects met a series of criteria – including profitability and synergy with our ongoing activities – that made them attractive for us to pursue. We would expect that some level of this activity will always be present in our business.
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

     In 2007, we completed financings of approximately $335 million comprised of a $200 million increase in our revolving line of credit and the refinancing of The Pier Shops.
     In 2007, our Board of Directors authorized the repurchase of $100 million of our common stock on the open market or in privately negotiated transactions. During 2007, we repurchased 987,180 shares of our common stock for a total of $50 million under this authorization. In addition, in 2007 we repurchased an additional 923,364 shares for $50 million, representing the remaining amount under a previous program approved by our Board of Directors in December 2005. All shares repurchased have been cancelled. For each share of stock repurchased, an equal number of Operating Partnership units owned by TCO were redeemed. Repurchases of common stock were financed through general corporate funds, including borrowings under existing lines of credit. As of June 30, 2008, $50 million remained of the 2007 authorization.
New Accounting Pronouncements
     See “Note 11 – New Accounting Pronouncements” to our consolidated financial statements regarding certain new accounting pronouncements that we expect to adopt in 2008 and 2009.
Presentation of Operating Results
Income Allocation
     The following table contains the operating results of our Consolidated Businesses and the Unconsolidated Joint Ventures. Income allocated to the minority partners in the Operating Partnership and preferred interests is deducted to arrive at the results allocable to our common shareowners. Because the net equity balances of the Operating Partnership and the outside partners in certain consolidated joint ventures are less than zero, the income allocated to these minority and outside partners is equal to their share of operating distributions. The net equity of these minority and outside partners is less than zero due to accumulated distributions in excess of net income and not as a result of operating losses. Distributions to partners are usually greater than net income because net income includes non-cash charges for depreciation and amortization. Our average ownership percentage of the Operating Partnership was 67% during the three and six months ended June 30, 2008 and 66% during the three and six months ended June 30, 2007.
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
     Our presentations of Beneficial Interest in EBITDA and FFO are not necessarily comparable to the similarly titled measures of other REITs due to the fact that not all REITs use the same definitions. These measures should not be considered alternatives to net income or as an indicator of our operating performance. Additionally, neither represents cash flows from operating, investing or financing activities as defined by GAAP. Reconciliations of Net Income Allocable to Common Shareowners to Funds from Operations and Net Income to Beneficial Interest in EBITDA are presented following the Comparison of the Six Months Ended June 30, 2008 to the Six Months Ended June 30, 2007.

     Comparison of the Three Months Ended June 30, 2008 to the Three Months Ended June 30, 2007
     The following table sets forth operating results for the three months ended June 30, 2008 and June 30, 2007, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

	Three Months Ended		Three Months Ended
	June 30, 2008		June 30, 2007
		UNCONSOLIDATED		UNCONSOLIDATED
	CONSOLIDATED	JOINT VENTURES	CONSOLIDATED	JOINT VENTURES
	BUSINESSES	AT 100%(1)	BUSINESSES	AT 100%(1)
	(in millions of dollars)
REVENUES:
Minimum rents	87.6	38.8	79.5	37.1
Percentage rents	1.3	0.5	1.0	1.6
Expense recoveries	60.4	21.7	57.9	22.8
Management, leasing, and development services	3.9		3.6
Other	7.2	2.6	10.2	2.3

Total revenues	160.4	63.5	152.3	63.9

EXPENSES:
Maintenance, taxes, and utilities	46.5	16.1	45.6	16.0
Other operating	19.7	5.6	16.1	4.8
Management, leasing, and development services	2.4		1.8
General and administrative	7.9		7.0
Interest expense	36.0	16.3	32.2	16.6
Depreciation and amortization (2)	36.2	9.8	33.6	9.8

Total expenses	148.7	47.8	136.2	47.1

Gains on land sales and other nonoperating income	1.5	0.2	0.7	0.4

	13.2	15.9	16.8	17.1

Income tax expense	(0.3)
Equity in income of Unconsolidated Joint Ventures (2)	8.5		9.2

Income before minority and preferred interests	21.4		26.0
Minority and preferred interests:
TRG preferred distributions	(0.6)		(0.6)
Minority share of income of consolidated joint ventures	(1.1)		(0.6)
Distributions in excess of minority share of income of consolidated joint ventures	(4.3)		(1.6)
Minority share of income of TRG	(4.5)		(7.2)
Distributions in excess of minority share of income of TRG	(6.9)		(3.4)

Net income	4.0		12.5
Preferred dividends	(3.7)		(3.7)

Net income allocable to common shareowners	0.4		8.8

SUPPLEMENTAL INFORMATION:
EBITDA — 100%	85.3	42.0	82.5	43.5
EBITDA — outside partners’ share	(10.0)	(19.3)	(8.3)	(20.0)

Beneficial interest in EBITDA	75.4	22.6	74.2	23.5
Beneficial interest expense	(31.1)	(8.5)	(28.6)	(8.3)
Beneficial income tax expense	(0.3)
Non-real estate depreciation	(0.7)		(0.7)
Preferred dividends and distributions	(4.3)		(4.3)

Funds from Operations contribution	39.0	14.2	40.7	15.2

(1)	With the exception of the Supplemental Information, amounts include 100% of the Unconsolidated Joint Ventures. Amounts are net of intercompany transactions. The Unconsolidated Joint Ventures are presented at 100% in order to allow for measurement of their performance as a whole, without regard to our ownership interest. In our consolidated financial statements, we account for investments in the Unconsolidated Joint Ventures under the equity method.

(2)	Amortization of our additional basis in the Operating Partnership included in depreciation and amortization was $1.2 million in both 2008 and 2007. Also, amortization of our additional basis included in equity in income of Unconsolidated Joint Ventures was $0.5 million in both 2008 and 2007.

(3)	Amounts in this table may not add due to rounding.

Consolidated Businesses
     Total revenues for the quarter ended June 30, 2008 were $160.4 million, an $8.1 million or 5.3% increase over the comparable period in 2007. Minimum rents increased $8.1 million, primarily due to the October 2007 opening of Partridge Creek and the September 2007 expansion at Twelve Oaks, as well as tenant rollovers and increases in occupancy. Minimum rents also increased due to The Pier Shops, which we began consolidating in April 2007 upon the acquisition of a controlling interest in the center. Expense recoveries increased primarily due to Partridge Creek and Twelve Oaks. Other income decreased primarily due to a decrease in lease cancellation revenue, which was partially offset by increases in parking-related revenue.
     Total expenses were $148.7 million, a $12.5 million or 9.2% increase over the comparable period in 2007. Maintenance, taxes, and utilities expense increased primarily due to Partridge Creek. Other operating expense increased due to increased pre-development costs, Partridge Creek, and an increase in the provision for bad debts. General and administrative expense increased primarily due to increases in compensation and travel. We expect that general and administrative expense will continue to average approximately $8 million for each remaining quarter of 2008. Interest expense increased primarily due to Partridge Creek and the January 2008 refinancing at International Plaza. Interest expense also increased due to the repurchase of common stock in 2007, the expansion at Twelve Oaks, and the escrowed Macao payment. These increases were partially offset by decreases in floating interest rates. Depreciation expense increased due to Partridge Creek and The Pier Shops.
     Gains on land sales and other nonoperating income increased primarily due to $1.0 million of gains on land sales and land-related rights in the second quarter of 2008. There were no land sales in the second quarter of 2007.
Unconsolidated Joint Ventures
     Total revenues for the three months ended June 30, 2008 were $63.5 million, a $0.4 million or 0.6% decrease from the comparable period in 2007. Minimum rents increased by $1.7 million due to tenant rollovers and the November 2007 expansion at Stamford, which were partially offset by decreases due to frictional vacancy on spaces that are expected to open in the second half of the year. Percentage rents decreased primarily due to a true-up adjustment at a center in the prior year. Expense recoveries decreased due to The Pier Shops.
     Total expenses increased by $0.7 million or 1.5%, to $47.8 million for the three months ended June 30, 2008. Generally, increases related to the Stamford expansion were offset by reductions due to The Pier Shops.
     As a result of the foregoing, income of the Unconsolidated Joint Ventures decreased by $1.2 million to $15.9 million for the three months ended June 30, 2008. Our equity in income of the Unconsolidated Joint Ventures was $8.5 million, a $0.7 million decrease from the comparable period in 2007.
Net Income
     Our income before minority and preferred interests was $21.4 million for the three months ended June 30, 2008, compared to $26.0 million for the three months ended June 30, 2007. After allocation of income to minority and preferred interests, net income allocable to common shareowners for 2008 was $0.4 million compared to $8.8 million in the comparable period in 2007.

     Comparison of the Six Months Ended June 30, 2008 to the Six Months Ended June 30, 2007
     The following table sets forth operating results for the six months ended June 30, 2008 and June 30, 2007, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

	Six Months Ended		Six Months Ended
	June 30, 2008		June 30, 2007
		UNCONSOLIDATED		UNCONSOLIDATED
	CONSOLIDATED	JOINT VENTURES	CONSOLIDATED	JOINT VENTURES
	BUSINESSES	AT 100%(1)	BUSINESSES	AT 100%(1)
	(in millions of dollars)
REVENUES:
Minimum rents	174.2	77.2	158.2	75.6
Percentage rents	3.9	1.9	3.3	2.6
Expense recoveries	117.8	44.1	108.5	45.4
Management, leasing, and development services	7.6		8.5
Other	14.3	4.4	18.8	4.1

Total revenues	317.8	127.6	297.3	127.7

EXPENSES:
Maintenance, taxes, and utilities	90.0	31.4	83.5	33.7
Other operating	38.0	12.1	32.9	11.2
Management, leasing, and development services	4.7		4.6
General and administrative	16.3		14.3
Interest expense	73.0	32.2	61.9	34.4
Depreciation and amortization (2)	71.5	19.5	66.1	20.0

Total expenses	293.4	95.2	263.3	99.3

Gains on land sales and other nonoperating income	3.3	0.5	1.1	0.8

	27.6	32.9	35.1	29.3

Income tax expense	(0.4)
Equity in income of Unconsolidated Joint Ventures (2)	17.7		17.4

Income before minority and preferred interests	44.9		52.6
Minority and preferred interests:
TRG preferred distributions	(1.2)		(1.2)
Minority share of income of consolidated joint ventures	(2.3)		(2.5)
Distributions in excess of minority share of income of consolidated joint ventures	(6.4)		(1.0)
Minority share of income of TRG	(10.4)		(14.9)
Distributions in excess of minority share of income of TRG	(12.3)		(6.3)

Net income	12.2		26.5
Preferred dividends	(7.3)		(7.3)

Net income allocable to common shareowners	4.9		19.2

SUPPLEMENTAL INFORMATION:
EBITDA — 100%	172.1	84.5	163.1	83.6
EBITDA — outside partners’ share	(19.5)	(38.7)	(17.1)	(38.2)

Beneficial interest in EBITDA	152.6	45.8	146.0	45.4
Beneficial interest expense	(63.2)	(16.7)	(55.0)	(16.6)
Beneficial income tax expense	(0.4)
Non-real estate depreciation	(1.4)		(1.3)
Preferred dividends and distributions	(8.5)		(8.5)

Funds from Operations contribution	78.9	29.0	81.1	28.8

(1)	With the exception of the Supplemental Information, amounts include 100% of the Unconsolidated Joint Ventures. Amounts are net of intercompany transactions. The Unconsolidated Joint Ventures are presented at 100% in order to allow for measurement of their performance as a whole, without regard to our ownership interest. In our consolidated financial statements, we account for investments in the Unconsolidated Joint Ventures under the equity method.

(2)	Amortization of our additional basis in the Operating Partnership included in depreciation and amortization was $2.5 million in both 2008 and 2007. Also, amortization of our additional basis included in equity in income of Unconsolidated Joint Ventures was $1.0 million in both 2008 and 2007.

(3)	Amounts in this table may not add due to rounding.

Consolidated Businesses
     Total revenues for the six months ended June 30, 2008 were $317.8 million, a $20.5 million or 6.9% increase over the comparable period in 2007. Minimum rents increased $16.0 million, primarily due to the October 2007 opening of Partridge Creek, The Pier Shops, which we began consolidating in April 2007 upon the acquisition of a controlling interest in the center, and the September 2007 expansion at Twelve Oaks. Minimum rents also increased due to tenant rollovers and increases in occupancy. Expense recoveries increased primarily due to Partridge Creek, The Pier Shops, and Twelve Oaks. Management, leasing, and development revenue decreased primarily due to lower revenue on the Songdo development contract, which in the first quarter of 2007 included revenue related to 2006 services. We expect that management, leasing, and development revenues, less taxes and other related expenses, will be between $6 million and $7 million in 2008. Other income decreased primarily due to a decrease in lease cancellation revenue, which was partially offset by increases in parking-related revenue. During the six months ended June 30, 2008, we recognized our approximately $1.7 million and $0.9 million share of the Consolidated Businesses’ and Unconsolidated Joint Ventures’ lease cancellation revenue. For 2008, we continue to estimate that our share of lease cancellation revenue will be approximately $7 million to $8 million, although there is a risk that we may not be able to achieve these amounts.
     Total expenses were $293.4 million, a $30.1 million or 11.4% increase over the comparable period in 2007. Maintenance, taxes, and utilities expense increased primarily due to Partridge Creek and The Pier Shops, as well as increases in maintenance costs at certain centers. These increases were partially offset by a decrease in utilities expense. Other operating expense increased due to increased pre-development and property management costs and Partridge Creek. We expect that pre-development costs for both our domestic and Asia projects will be about $15 million to $16 million in 2008. General and administrative expense increased primarily due to increased compensation, professional fees, and travel. Interest expense increased primarily due to Partridge Creek, The Pier Shops, and the January 2008 refinancing at International Plaza. Interest expense also increased due to the repurchase of common stock in 2007, the expansion at Twelve Oaks, and the escrowed Macao payment. These increases were partially offset by decreases in floating interest rates. Depreciation expense increased due to Partridge Creek, The Pier Shops, and Twelve Oaks, which were partially offset by changes in depreciable lives of tenant allowances and other assets in connection with early terminations in 2007.
     Gains on land sales and other nonoperating income increased primarily due to $2.2 million of gains on land sales and land-related rights in the six months ended June 30, 2008. There were no land sales in the six months ended June 30, 2007. We expect gains on land sales to be $3 million to $4 million in 2008, although there is a risk that we may not be able to achieve these amounts.
Unconsolidated Joint Ventures
     Total revenues for the six months ended June 30, 2008 were $127.6 million, a $0.1 million or 0.1% decrease from the comparable period in 2007. Minimum rents increased by $1.6 million, primarily due to tenant rollovers, the November 2007 expansion at Stamford, and prior year adjustments at Arizona Mills in 2007, which were partially offset by the reduction due to the consolidation of The Pier Shops and decreases due to frictional vacancy on spaces that are expected to open in the second half of the year. Expense recoveries decreased primarily due to The Pier Shops, which was partially offset by increased recoverable costs at certain centers.
     Total expenses decreased by $4.1 million or 4.1%, to $95.2 million for the six months ended June 30, 2008. Maintenance, taxes, and utilities expense decreased due to The Pier Shops, which was partially offset by Stamford and increases in maintenance costs at certain centers. Other operating expense increased due to increases in the provision for bad debts, professional fees, and Stamford, which were partially offset by The Pier Shops. Interest expense decreased due to The Pier Shops, which was partially offset by the refinancing at Fair Oaks. Depreciation expense decreased due to The Pier Shops, which was partially offset by Stamford.
     As a result of the foregoing, income of the Unconsolidated Joint Ventures increased by $3.6 million to $32.9 million for the six months ended June 30, 2008. We had an effective 6% interest in The Pier Shops based on relative equity contributions, prior to our acquisition of a controlling interest in April 2007 (see “Results of Operations – Acquisition”). Our equity in income of the Unconsolidated Joint Ventures was $17.7 million, a $0.3 million increase from the comparable period in 2007.
Net Income
     Our income before minority and preferred interests was $44.9 million for the six months ended June 30, 2008, compared to $52.6 million for the six months ended June 30, 2007. After allocation of income to minority and preferred interests, net income allocable to common shareowners for 2008 was $4.9 million compared to $19.2 million in the comparable period in 2007.

Reconciliation of Net Income Allocable to Common Shareowners to Funds from Operations

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
	(in millions of dollars)
Net income allocable to common shareowners	0.4	8.8	4.9	19.2

Add (less) depreciation and amortization: (1)
Consolidated businesses at 100%	36.2	33.6	71.5	66.1
Minority partners in consolidated joint ventures	(3.9)	(4.0)	(7.5)	(7.7)
Share of unconsolidated joint ventures	5.7	6.0	11.3	11.4
Non-real estate depreciation	(0.7)	(0.7)	(1.4)	(1.3)

Add minority interests:
Minority share of income of TRG	4.5	7.2	10.4	14.9
Distributions in excess of minority share of income of TRG	6.9	3.4	12.3	6.3
Distributions in excess of minority share of income of consolidated joint ventures	4.3	1.6	6.4	1.0

Funds from Operations	53.2	56.0	108.0	109.9

TCO’s average ownership percentage of TRG	66.6%	66.1%	66.5%	66.0%

Funds from Operations allocable to TCO	35.4	37.0	71.8	72.5

(1)	Depreciation includes $3.5 million and $2.9 million of mall tenant allowance amortization for the three months ended June 30, 2008 and 2007, respectively, and $6.7 million and $5.5 million for the six months ended June 30, 2008 and 2007, respectively.

(2)	Amounts in this table may not recalculate due to rounding.
Reconciliation of Net Income to Beneficial Interest in EBITDA

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
	(in millions of dollars)
Net income	4.0	12.5	12.2	26.5

Add (less) depreciation and amortization:
Consolidated businesses at 100%	36.2	33.6	71.5	66.1
Minority partners in consolidated joint ventures	(3.9)	(4.0)	(7.5)	(7.7)
Share of unconsolidated joint ventures	5.7	6.0	11.3	11.4

Add (less) preferred interests, interest expense, and income tax expense:
Preferred distributions	0.6	0.6	1.2	1.2
Interest expense:
Consolidated businesses at 100%	36.0	32.2	73.0	61.9
Minority partners in consolidated joint ventures	(4.9)	(3.6)	(9.7)	(6.8)
Share of unconsolidated joint ventures	8.5	8.3	16.7	16.6
Income tax expense	0.3		0.4

Add minority interests:
Minority share of income of TRG	4.5	7.2	10.4	14.9
Distributions in excess of minority share of income of TRG	6.9	3.4	12.3	6.3
Distributions in excess of minority share of income of consolidated joint ventures	4.3	1.6	6.4	1.0

Beneficial interest in EBITDA	98.0	97.8	198.3	191.4

TCO’s average ownership percentage of TRG	66.6%	66.1%	66.5%	66.0%

Beneficial interest in EBITDA allocable to TCO	65.2	64.6	131.9	126.3

(1)	Amounts in this table may not recalculate due to rounding.

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
     As of June 30, 2008, we had a consolidated cash balance of $33.6 million, of which $1.9 million is restricted to specific uses stipulated by our lenders. We also have secured lines of credit of $550 million and $40 million. As of June 30, 2008, the total amounts borrowed on the $550 million and $40 million lines of credit were $200.0 million and $12.4 million, respectively. Both lines of credit mature in February 2011. The $550 million line of credit has a one-year extension option. With over $300 million available under our lines of credit we have a significant amount of liquidity. In addition, we have no maturities on our debt until 2010.
Operating Activities
     Our net cash provided by operating activities was $101.9 million in 2008, compared to $102.2 million in 2007. See also “Results of Operations” for descriptions of 2008 and 2007 transactions affecting operating cash flows.
Investing Activities
     Net cash used in investing activities was $49.9 million in 2008 compared to $91.2 million in 2007. Cash used in investing activities was impacted by the timing of capital expenditures, with additions to properties in 2008 and 2007 for the construction of Partridge Creek, the expansion and renovation at Twelve Oaks, the acquisition of land for future development, and our Oyster Bay project, as well as other development activities and capital items. A tabular presentation of 2008 capital spending is shown in “Capital Spending.” In 2008 and 2007, $1.9 million and $2.3 million, respectively, were used to acquire marketable equity securities and other assets. In 2007, we purchased a controlling interest in The Pier Shops for $24.5 million, and upon its consolidation we included its $33.4 million balance of cash on our balance sheet. In 2008, a $54.3 million contribution was made related to our acquisition of a 25% interest in The Mall at Studio City. The contribution will be held in escrow until financing for the project is complete (see “Results of Operations – Taubman Asia”). Contributions to Unconsolidated Joint Ventures of $6.0 million and $2.9 million in 2008 and 2007, respectively, were made primarily to fund our initial contribution to University Town Center (see “Planned Capital Spending – New Centers”) and the expansions at Stamford and Waterside.
     Sources of cash used in funding these investing activities, other than cash flow from operating activities, included distributions from Unconsolidated Joint Ventures as well as transactions described under “Financing Activities.” Distributions in excess of earnings from Unconsolidated Joint Ventures provided $61.6 million in 2008 and $4.4 million in 2007. The amount in 2008 included excess proceeds from the Fair Oaks refinancing. Net proceeds from the sale of peripheral land and land-related rights were $5.3 million in 2008. There were no land sales in the first half of 2007. The timing of land sales is variable and proceeds from land sales can vary significantly from period to period.
Financing Activities
     Net cash used in financing activities was $65.6 million in 2008, compared to $4.1 million provided by financing activities in 2007. Proceeds from the issuance of debt, net of payments and issuance costs, were $70.1 million in 2008, compared to $128.4 million in 2007. In 2008, a net $2.6 million was received in connection with incentive plans. Repurchases of common stock totaled $50.0 million in 2007. Total dividends and other distributions paid were $136.9 million and $74.3 million in 2008 and 2007, respectively. Distributions to minority and preferred interests in 2008 include $51.3 million of excess proceeds from the refinancing of International Plaza.

Beneficial Interest in Debt
     At June 30, 2008, the Operating Partnership’s debt and its beneficial interest in the debt of its Consolidated and Unconsolidated Joint Ventures totaled $2,985.4 million with an average interest rate of 5.37% excluding amortization of debt issuance costs and the effects of interest rate cap premiums, and losses on settlement of derivatives used to hedge the refinancing of certain fixed rate debt. These costs are reported as interest expense in the results of operations. Interest expense for the six months ended June 30, 2008 includes $0.4 million of non-cash amortization relating to acquisitions, or 0.03% of the average all-in rate. Beneficial interest in debt includes debt used to fund development and expansion costs. Beneficial interest in construction work in process totaled $188.2 million as of June 30, 2008, which includes $185.6 million of assets on which interest is being capitalized. Beneficial interest in capitalized interest was $4.9 million for the six months ended June 30, 2008. The following table presents information about our beneficial interest in debt as of June 30, 2008:

		Interest Rate
	Amount	Including Spread
	(in millions of dollars)
Fixed rate debt	2,398.7	5.70	% (1)

Floating rate debt:
Swapped through December 2010	162.8	5.01%
Swapped through March 2011	125.0	4.22%
Swapped through October 2012	15.0	5.95%

	302.8	4.73	% (1)
Floating month to month	283.8	3.29	% (1)

Total floating rate debt	586.6	4.03	% (1)

Total beneficial interest in debt	2,985.4	5.37	% (1)

Amortization of financing costs (2)		0.19%

Average all-in rate		5.56%

(1)	Represents weighted average interest rate before amortization of financing costs.

(2)	Financing costs include financing fees, interest rate cap premiums, and losses on settlement of derivatives used to hedge the refinancing of certain fixed rate debt.

(3)	Amounts in table may not add due to rounding.
Sensitivity Analysis
     We have exposure to interest rate risk on our debt obligations and interest rate instruments. We use derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. We routinely use cap, swap, treasury lock, and rate lock agreements to meet these objectives. Based on the Operating Partnership’s beneficial interest in debt subject to floating rates in effect at June 30, 2008 and 2007, a one percent increase or decrease in interest rates on this floating rate debt would decrease or increase annual cash flows by approximately $2.8 million and $2.3 million, respectively, and, due to the effect of capitalized interest, annual earnings by approximately $2.6 million and $2.0 million, respectively. Based on our consolidated debt and interest rates in effect at June 30, 2008 and 2007, a one percent increase in interest rates would decrease the fair value of debt by approximately $119.9 million and $123.3 million, respectively, while a one percent decrease in interest rates would increase the fair value of debt by approximately $128.1 million and $132.6 million, respectively.

Contractual Obligations
     In conducting our business, we enter into various contractual obligations, including those for debt, capital leases for property improvements, operating leases for land and office space, purchase obligations (primarily for construction), and other long-term commitments. Disclosure of these items is contained in our Annual Report on Form 10-K. Updates of the 10-K disclosures for debt obligations and planned capital spending, which can vary significantly from period to period, as of June 30, 2008 are provided in the table below:

	Payments Due by Period
		Less than	1-3 years	3-5 years	More than 5
	Total	1 year (2008)	(2009-2010)	(2011-2012)	years (2013+)
	(in millions of dollars)
Debt (1)	2,774.2	6.9	226.1	632.5	1,908.6
Interest payments	861.1	75.3	295.6	217.7	272.5
Purchase obligations - Planned capital spending (2)	60.9	60.9

(1)	The settlement periods for debt do not consider extension options. Amounts relating to interest on floating rate debt are calculated based on the debt balances and interest rates as of June 30, 2008.

(2)	As of June 30, 2008, we were contractually liable for $22.2 million of this planned spending. See “Planned Capital Spending” for detail regarding planned funding.

(3)	Amounts in this table may not add due to rounding.
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
     Funding for the project was provided by the following sources. We provided approximately 45% of the project funding under a junior subordinated financing. The owner provided $9 million in equity. Funding for the remaining project costs was provided by the owner’s third-party construction loan, which has a balance of $70.6 million as of June 30, 2008.
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
     We have guaranteed the lease payments on the operating lease (excluding monthly supplemental rent equal to 1.67% of the owner’s outstanding equity balance, commencing after the exchange period). The lease payments are structured to cover debt service, ground rent payments, and other expenses of the lessor. We consolidate the accounts of the owner. The junior loans and other intercompany transactions are eliminated in consolidation.
Loan Commitments and Guarantees
     Certain loan agreements contain various restrictive covenants, including a minimum net worth requirement, minimum interest coverage ratios, a maximum payout ratio on distributions, a minimum debt yield ratio, a minimum fixed charges coverage ratio, and a maximum leverage ratio, the latter being the most restrictive. We are in compliance with all of our covenants as of June 30, 2008. The maximum payout ratio on distributions covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain our tax status, pay preferred distributions, and for distributions related to the sale of certain assets.
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

Capital Spending
     Capital spending for routine maintenance of the shopping centers is generally recovered from tenants. Capital spending through June 30, 2008 is summarized in the following table:

	2008 (1)
				Beneficial
		Beneficial Interest		Interest in
	Consolidated	in Consolidated	Unconsolidated	Unconsolidated
	Businesses	Businesses	Joint Ventures	Joint Ventures
	(in millions of dollars)
New Development Projects:
Pre-construction development activities (2)	7.9	7.9
New centers (3)	2.6	2.6	5.0	3.2

Existing Centers:
Renovation projects with incremental GLA and/or anchor replacement	3.0	2.7	14.8	5.6
Renovations with no incremental GLA effect and other	0.2	0.1	3.0	2.2
Mall tenant allowances (4)	3.2	3.1	3.8	2.5
Asset replacement costs reimbursable by tenants	1.6	1.4	3.3	1.7

Corporate office improvements and equipment (5)	3.1	3.1

Additions to properties	21.7	21.0	29.8	15.1

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

(2)	Primarily includes costs related to Oyster Bay. Excludes $54 million escrow deposit paid in 2008 relating to the Macao project.

(3)	Includes costs related to Partridge Creek and University Town Center.

(4)	Excludes initial lease-up costs.

(5)	Includes U.S. and Asia offices.

(6)	Amounts in this table may not add due to rounding.
     For the six months ended June 30, 2008, in addition to the costs above, we incurred our $3.2 million share of Consolidated Businesses’ and $0.7 million share of Unconsolidated Joint Ventures’ capitalized leasing costs.
     The following table presents a reconciliation of the Consolidated Businesses’ capital spending shown above (on an accrual basis) to additions to properties (on a cash basis) as presented in our Consolidated Statement of Cash Flows for the six months ended June 30, 2008:

(in millions of dollars)
Consolidated Businesses’ capital spending	21.7
Differences between cash and accrual basis	32.8

Additions to properties	54.5

Planned Capital Spending
     The following table summarizes planned capital spending for 2008, excluding acquisitions as well as costs related to City Creek Center, Taubman Asia projects, and other projects or expansions for which budgets have not yet been approved by the Board of Directors:

	2008 (1)
		Beneficial Interest		Beneficial Interest
	Consolidated	in Consolidated	Unconsolidated	in Unconsolidated
	Businesses	Businesses	Joint Ventures	Joint Ventures
		(in millions of dollars)
New development projects (2)	18.2	18.2	17.0	6.0
Existing centers (3)	60.6	54.1	53.1	37.5
Corporate office improvements and equipment (4)	3.8	3.8

Total	82.6	76.1	70.1	43.5

(1)	Costs are net of intercompany profits.

(2)	Primarily includes costs related to Oyster Bay and University Town Center. Excludes $54 million escrow deposit paid in 2008 relating to the Macao project.

(3)	Primarily includes costs related to the renovation at Fairlane, mall tenant allowances, and asset replacement costs reimbursable by tenants.

(4)	Includes U.S. and Asia offices.

(5)	Amounts in this table may not add due to rounding.
     Estimates of future capital spending include only projects approved by our Board of Directors and, consequently, estimates will change as new projects are approved. Costs of potential development projects, including our exploration of development possibilities in Asia, are expensed until we conclude that it is probable that the project will reach a successful conclusion. Given the high probability of our moving forward on projects in Salt Lake City and Macao, we are capitalizing our costs, although it may be some time before the contingency of completing the financing on the Macao project is met and the final agreements on the City Creek Center project are executed due to their complexity. As of June 30, 2008, the combined capitalized costs of these projects were $3.6 million. Costs of these projects, excluding the $54 million initial Macao payment and related interest expense, will continue to be relatively modest until full construction of the centers begins.
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
New Centers
     In May 2008, we announced that we had entered into agreements to jointly develop University Town Center, a regional mall in Sarasota, Florida. The 0.9 million square foot shopping center will be part of a mixed-use development anchored by Nordstrom, Neiman Marcus, and Macy’s. The center is projected to start construction in fall 2008 and open in November 2010, contingent upon obtaining final site plan approval. We will own a 25% interest in the center and we expect our share of development costs to be approximately $90 million, with a stabilized return on our investment of 8.5% to 9%.
     We are finalizing a development agreement regarding City Creek Center, a mixed-use project in Salt Lake City, Utah. In April 2008, we received approval for the important pedestrian bridge that links the retail component and encourages circulation throughout the project. This was a significant step toward final design approval, and the project is now expected to open in spring 2012. The 0.7 million square foot retail component of the project will include Macy’s and Nordstrom as anchors. We have been a consultant throughout the planning process for this project and are finalizing agreements to develop, manage, lease, and own the retail space under a participating lease. When we have finalized these complex agreements, we will provide the anticipated costs and returns.

     In June 2007, the Supreme Court of the State of New York (Suffolk County) affirmed that the Town of Oyster Bay had not provided a basis to deny our application to build our Oyster Bay project in Syosset, Long Island, New York. In September 2007, the Oyster Bay Town Board adopted a resolution citing its reasons for denying our application for a special use permit and submitted it to the Court. We responded with a motion asking the Court to order the town to issue the permit. In June 2008, the Supreme Court ordered the Town of Oyster Bay to immediately issue a special use permit. Subsequently in June of 2008, the Town filed a notice of appeal regarding the court’s decision. We have filed a motion to expedite the appeal process, which was granted in July 2008. In addition, we were also granted a preference for oral argument, which is also expected to shorten the appeal process. As a result, we are hopeful the appeal process can be concluded in early 2009, clearing the way to start the long-delayed construction of the center. From the start of construction, it is less than a two year process to build the mall. We continue to be confident that it is probable we will prevail and build the mall, which has over 60% of the space committed and will be anchored by Neiman Marcus, Nordstrom, and Barneys New York. However, if we are ultimately unsuccessful, it is anticipated that the recovery on this asset would be significantly less than our current investment. Depending on the timing of the construction and opening of the center, we anticipate spending approximately $500 million on the project and receiving an approximate 7% return. Our investment in this project as of June 30, 2008 was $149 million. With capitalized interest, storage costs, leasing, and other ongoing expenditures, we expect our investment to increase $3 million to $4 million each quarter. If we were to determine for any period that sufficient development activities were not underway to permit capitalization of interest and other carrying costs, these costs, which comprise the majority of the quarterly spending, would be expensed as incurred.
     In January 2007, we acquired land for future development in North Atlanta, Georgia. We are making progress on the development of this land and an adjoining parcel, which is currently under our option, as a significant mixed use project. The project would include about 1.4 million square feet of retail, 900,000 square feet of office, 875 residential units, and 500 hotel rooms. We are working closely with the department stores in hope of achieving a 2011 opening.
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
     Any inability of the Operating Partnership or its joint ventures to secure financing as required to fund maturing debts, capital expenditures, and changes in working capital, including development activities and expansions, may require the utilization of cash to satisfy such obligations, thereby possibly reducing distributions to partners of the Operating Partnership and funds available to us for the payment of dividends.
     On May 29, 2008 we declared a quarterly dividend of $0.415 per common share that was paid on July 21, 2008 to shareowners of record on June 30, 2008. The Board of Directors also declared a quarterly dividend of $0.50 per share on our 8% Series G Cumulative Redeemable Preferred Stock and a quarterly dividend of $0.4765625 per share on our 7.625% Series H Cumulative Redeemable Preferred Stock, each paid on June 30, 2008 to shareowners of record on June 20, 2008.
Additional Information
     We provide supplemental investor information coincident with our earning announcements that can be found online at www.taubman.com under “Investor Relations.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The information required by this item is included in this report at Item 2 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources – Sensitivity Analysis.”
Item 4. Controls and Procedures
     As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     Refer to “Note 8 – Commitments and Contingencies” to our consolidated financial statements relating to the Blue Back Square project. There were no material developments regarding this litigation during the quarter ended June 30, 2008.
Item 1A. Risk Factors
     There were no material changes in our risk factors previously disclosed in Part I, Item 1A. of our Form 10-K for the year ended December 31, 2007.
Item 4. Submission of Matters to a Vote of Security Holders
     On May 29, 2008, we held our annual meeting of shareowners. The matters on which shareowners voted were: the election of four directors, the ratification of the Audit Committee’s appointment of KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2008, approval of the 2008 Omnibus Long-Term Incentive Plan, and the shareowner proposal requesting that the Board of Directors take the necessary steps to declassify the Board of Directors. Robert S. Taubman, Lisa A. Payne, and William U. Parfet were re-elected at the meeting. Ronald W. Tysoe was also elected at the meeting, following his appointment in December 2007 to fill the existing vacancy in the class of directors whose term will expire in 2010. The five remaining incumbent directors, William S. Taubman, Graham T. Allison, Jerome A. Chazen, Craig M. Hatkoff, and Peter Karmanos, Jr., continued to hold office after the meeting. The shareowners ratified the appointment of KPMG LLP as our independent registered public accounting firm. The shareowners approved the 2008 Omnibus Long-Term Incentive Plan. The shareowners did not approve the shareowner proposal requesting that the Board of Directors take the necessary steps to declassify the Board of Directors. The results of the voting are shown below:
Proposal 1 – Election of Directors

NOMINEES	TERM	VOTES FOR	VOTES WITHHELD
Ronald W. Tysoe	2 Years	72,715,445	1,615,851
Robert S. Taubman	3 Years	72,283,395	2,047,901
Lisa A. Payne	3 Years	69,919,592	4,411,703
William U. Parfet	3 Years	72,208,943	2,122,353
Proposal 2 – Ratification of Appointment of KPMG LLP as
our Independent Registered Public Accounting Firm

74,237,244	Votes were cast for ratification;
73,330	Votes were cast against ratification; and
20,719	Votes abstained.
Proposal 3 – Approval of the 2008 Omnibus Long-Term Incentive Plan

69,160,701	Votes were cast for;
3,031,053	Votes were cast against; and
266,871	Votes abstained.
Proposal 4 – Shareowner Proposal

39,111,766	Votes were cast for;
33,072,553	Votes were cast against; and
274,306	Votes abstained.

*       For Proposal 1, the four nominees receiving the most votes cast were elected as directors. Proposals 2, 3, and 4 required the affirmative vote of 66 2/3% of the outstanding voting shares for approval; the total outstanding voting shares as of the record date, April 7, 2008, were 79,332,767 shares.
Item 5. Other Information
     Refer to “Note 7 – Share-Based Compensation” to our consolidated financial statements relating to the shareholder approval in May 2008 of The Taubman Company 2008 Omnibus Long-Term Incentive Plan, as well as our definitive proxy statement for the 2008 annual meeting of shareholders, filed April 15, 2008, which contained a summary of the material terms of such plan.

Item 6. Exhibits

10(a)	—	Amended and Restated Limited Liability Company Agreement of Taubman Properties Asia LLC, a Delaware Limited Liability Company

10(b)	—	Employment Agreement between The Taubman Company Asia Limited and Morgan Parker

10(c)	—	First Amendment to the Taubman Centers, Inc. Non-Employee Directors’ Deferred Compensation Plan

10(d)	—	The Taubman Company 2008 Omnibus Long-Term Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s Proxy Statement on Schedule 14A, filed with the Commission on April 15, 2008)

12	—	Statement Re: Computation of Taubman Centers, Inc. Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

31(a)	—	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	—	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(a)	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99	—	Debt Maturity Schedule

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAUBMAN CENTERS, INC.
Date: August 1, 2008	By:	/s/ Lisa A. Payne
Lisa A. Payne
Vice Chairman, Chief Financial Officer, and Director (Principal Financial Officer)