Form 10-Q
period 2008-09-30
TAUBMAN CENTERS INC
filed 2008-11-03
CIK 890319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2008
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

☐ Yes ☒ No

As of October 31, 2008, there were outstanding 53,018,987 shares of the Company's common stock, par value $0.01 per share.

TAUBMAN CENTERS, INC.

TAUBMAN CENTERS, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	September 30	December 31
	2008	2007
Assets:
Properties	$3,806,039	$3,781,136
Accumulated depreciation and amortization	(1,017,609)	(933,275)
	$2,788,430	$2,847,861
Investment in Unconsolidated Joint Ventures (Note 4)	93,419	92,117
Cash and cash equivalents	36,698	47,166
Accounts and notes receivable, less provision for bad debts of $8,276 and $6,694 in 2008 and 2007	40,947	52,161
Accounts receivable from related parties	2,226	2,283
Deferred charges and other assets (Notes 1 and 3)	220,143	109,719
	$3,181,863	$3,151,307
Liabilities:
Notes payable (Note 5)	$2,784,189	$2,700,980
Accounts payable and accrued liabilities	243,830	296,385
Dividends and distributions payable	21,973	21,839
Distributions in excess of investments in and net income of Unconsolidated
Joint Ventures (Note 4)	152,248	100,234
	$3,202,240	$3,119,438
Commitments and contingencies (Notes 1, 3, 5, 7, and 8)

Preferred Equity of TRG	$29,217	$29,217

Minority interests in TRG and consolidated joint ventures (Notes 1 and 3)	$7,327	$18,494

Shareowners' Equity:
Series B Non-Participating Convertible Preferred Stock, $0.001 par and liquidation value, 40,000,000 shares authorized, 26,499,235 and 26,524,235 shares issued and outstanding at September 30, 2008 and December 31, 2007	$26	$27
Series G Cumulative Redeemable Preferred Stock, 4,000,000 shares authorized, no par, $100 million liquidation preference, 4,000,000 shares issued and outstanding at September 30, 2008 and December 31, 2007

Series H Cumulative Redeemable Preferred Stock, 3,480,000 shares authorized, no par, $87 million liquidation preference, 3,480,000 shares issued and outstanding at September 30, 2008 and December 31, 2007

Common Stock, $0.01 par value, 250,000,000 shares authorized, 52,948,733 and 52,624,013 shares issued and outstanding at September 30, 2008 and December 31, 2007	529	526
Additional paid-in capital	554,140	543,333
Accumulated other comprehensive income (loss)	(8,422)	(8,639)
Dividends in excess of net income (Note 1)	(603,194)	(551,089)
	$(56,921)	$(15,842)
	$3,181,863	$3,151,307

See notes to consolidated financial statements.

 TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Three Months Ended September 30
	2008	2007
Revenues:
Minimum rents	$87,401	$81,273
Percentage rents	3,262	3,208
Expense recoveries	60,838	53,624
Management, leasing, and development services	3,316	3,881
Other	8,896	8,667
	$163,713	$150,653
Expenses:
Maintenance, taxes, and utilities	$48,741	$44,158
Other operating	18,482	16,574
Management, leasing, and development services	1,843	2,074
General and administrative	6,790	7,414
Interest expense	36,039	33,628
Depreciation and amortization	35,464	33,757
	$147,359	$137,605
Gains on land sales and other nonoperating income	$411	$1,138

Income before income tax expense, equity in income of Unconsolidated Joint Ventures, and minority and preferred interests	$16,765	$14,186
Income tax expense (Note 2)	(218)
Equity in income of Unconsolidated Joint Ventures (Note 4)	11,289	11,275
Income before minority and preferred interests	$27,836	$25,461
Minority share of consolidated joint ventures (Note 1):
Minority share of income of consolidated joint ventures	(1,416)	(1,044)
Distributions in excess of minority share of income of consolidated joint ventures	(1,578)	(1,806)
Minority interest in TRG (Note 1):
Minority share of income of TRG	(7,445)	(6,849)
Distributions in excess of minority share of income	(3,927)	(3,640)
TRG Series F preferred distributions	(615)	(615)
Net income	$12,855	$11,507
Series G and H preferred stock dividends	(3,658)	(3,658)
Net income allocable to common shareowners	$9,197	$7,849

Net income	$12,855	$11,507
Other comprehensive income:
Unrealized loss on interest rate instruments and other	(1,353)	(4,186)
Reclassification adjustment for amounts recognized in net income	315	315
Comprehensive income	$11,817	$7,636

Basic and diluted earnings per common share (Note 9) -
Net income	$0.17	$0.15

Cash dividends declared per common share	$0.415	$0.375

Weighted average number of common shares outstanding - basic	52,908,924	52,456,144

See notes to consolidated financial statements.

 TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Nine Months Ended September 30
	2008	2007
Revenues:
Minimum rents	$261,554	$239,435
Percentage rents	7,162	6,513
Expense recoveries	178,686	162,170
Management, leasing, and development services	10,901	12,403
Other	23,239	27,432
	$481,542	$447,953
Expenses:
Maintenance, taxes, and utilities	$138,766	$127,664
Other operating	56,478	49,448
Management, leasing, and development services	6,521	6,660
General and administrative	23,066	21,750
Interest expense	108,993	95,512
Depreciation and amortization	106,978	99,858
	$440,802	$400,892
Gains on land sales and other nonoperating income	$3,670	$2,252

Income before income tax expense, equity in income of Unconsolidated Joint Ventures, and minority and preferred interests	$44,410	$49,313
Income tax expense (Note 2)	(658)
Equity in income of Unconsolidated Joint Ventures (Note 4)	29,014	28,700
Income before minority and preferred interests	$72,766	$78,013
Minority share of consolidated joint ventures (Note 1):
Minority share of income of consolidated joint ventures	(3,722)	(3,578)
Distributions in excess of minority share of income of consolidated joint ventures	(7,973)	(2,847)
Minority interest in TRG (Note 1):
Minority share of income of TRG	(17,866)	(21,777)
Distributions in excess of minority share of income	(16,268)	(9,910)
TRG Series F preferred distributions	(1,845)	(1,845)
Net income	$25,092	$38,056
Series G and H preferred stock dividends	(10,975)	(10,975)
Net income allocable to common shareowners	$14,117	$27,081

Net income	$25,092	$38,056
Other comprehensive income:
Unrealized gain (loss) on interest rate instruments and other	(729)	1,571
Reclassification adjustment for amounts recognized in net income	946	946
Comprehensive income	$25,309	$40,573

Basic earnings per common share (Note 9) -
Net income	$0.27	$0.51

Diluted earnings per common share (Note 9) -
Net income	$0.26	$0.50

Cash dividends declared per common share	$1.245	$1.125

Weighted average number of common shares outstanding - basic	52,815,246	53,093,894

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30
	2008	2007
Cash Flows From Operating Activities:
Net income	$25,092	$38,056
Adjustments to reconcile net income to net cash provided by operating activities:
Minority and preferred interests	47,674	39,957
Depreciation and amortization	106,978	99,858
Provision for bad debts	3,455	2,827
Gains on sales of land and land-related rights	(2,192)
Other	8,010	6,712
Increase (decrease) in cash attributable to changes in assets and liabilities:
Receivables, deferred charges, and other assets	8,047	(3,255)
Accounts payable and other liabilities	(21,500)	(6,994)
Net Cash Provided By Operating Activities	$175,564	$177,161

Cash Flows From Investing Activities:
Additions to properties	$(79,438)	$(175,439)
Acquisition of marketable equity securities and other assets	(1,939)	(2,290)
Acquisition of interests in The Mall at Partridge Creek (Note 3)	(11,807)
Acquisition of additional interest in The Pier Shops (Note 3)		(24,504)
Cash transferred in upon consolidation of The Pier Shops (Note 3)		33,388
Funding of The Mall at Studio City escrow (Note 3)	(54,334)
Proceeds from sales of land and land-related rights	5,274
Contributions to Unconsolidated Joint Ventures	(8,866)	(8,387)
Distributions from Unconsolidated Joint Ventures in excess of income	61,645	4,983
Net Cash Used In Investing Activities	$(89,465)	$(172,249)

Cash Flows From Financing Activities:
Debt proceeds	$334,269	$227,483
Debt payments	(250,496)	(11,856)
Debt issuance costs	(3,419)	(1,165)
Issuance of common stock and/or partnership units in connection with incentive plans	3,809
Repurchase of common stock (Note 6)		(100,000)
Distributions to minority and preferred interests (Note 1)	(101,893)	(41,374)
Cash dividends to preferred shareowners	(10,975)	(10,975)
Cash dividends to common shareowners	(65,705)	(59,769)
Other	(2,157)	(869)
Net Cash Provided By (Used In) Financing Activities	$(96,567)	$1,475

Net Increase (Decrease) In Cash and Cash Equivalents	$(10,468)	$6,387

Cash and Cash Equivalents at Beginning of Period	47,166	26,282

Cash and Cash Equivalents at End of Period	$36,698	$32,669

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Interim Financial Statements

General

Taubman Centers, Inc. (the Company or TCO) is a Michigan corporation that operates as a self-administered and self-managed real estate investment trust (REIT). The Taubman Realty Group Limited Partnership (Operating Partnership or TRG) is a majority-owned partnership subsidiary of TCO that owns direct or indirect interests in all of the company’s real estate properties. In this report, the term “Company" refers to TCO, the Operating Partnership, and/or the Operating Partnership's subsidiaries as the context may require. The Company engages in the ownership, management, leasing, acquisition, disposition, development, and expansion of regional and super-regional retail shopping centers and interests therein. The Company’s owned portfolio as of September 30, 2008 included 23 urban and suburban shopping centers in ten states.

Taubman Properties Asia LLC and its subsidiaries (Taubman Asia), which is the platform for the Company’s expansion into the Asia-Pacific region, is headquartered in Hong Kong.

Consolidation

The consolidated financial statements of the Company include all accounts of the Company, the Operating Partnership, and its consolidated subsidiaries, including The Taubman Company LLC (the Manager) and Taubman Asia. In September 2008, the Company acquired the interests of the owner of The Mall at Partridge Creek (Partridge Creek) (Note 3). Prior to the acquisition, the Company consolidated the accounts of the owner of Partridge Creek, which qualified as a variable interest entity under Financial Accounting Standards Board (FASB) Interpretation No. 46 “Consolidation of Variable Interest Entities” (FIN 46R) for which the Operating Partnership was considered to be the primary beneficiary. In April 2007, the Company increased its ownership in The Pier Shops at Caesars (The Pier Shops) to a 77.5% controlling interest and began consolidating the entity that owns The Pier Shops (Note 3). Prior to the acquisition date, the Company accounted for The Pier Shops under the equity method. All intercompany transactions have been eliminated.

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

Ownership

In addition to the Company’s common stock, there are three classes of preferred stock (Series B, G, and H) outstanding as of September 30, 2008. Dividends on the 8% Series G and 7.625% Series H Preferred Stock are cumulative and are payable in arrears on or about the last day of each calendar quarter. The Company owns corresponding Series G and Series H Preferred Equity interests in the Operating Partnership that entitle the Company to income and distributions (in the form of guaranteed payments) in amounts equal to the dividends payable on the Company’s Series G and Series H Preferred Stock.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Operating Partnership

At September 30, 2008, the Operating Partnership’s equity included three classes of preferred equity (Series F, G, and H) and the net equity of the partnership unitholders. Net income and distributions of the Operating Partnership are allocable first to the preferred equity interests, and the remaining amounts to the general and limited partners in the Operating Partnership in accordance with their percentage ownership. The Series G and Series H Preferred Equity are owned by the Company and are eliminated in consolidation. The Series F Preferred Equity is owned by an institutional investor.

The Company's ownership in the Operating Partnership at September 30, 2008 consisted of a 67% managing general partnership interest, as well as the Series G and H Preferred Equity interests. The Company's average ownership percentage in the Operating Partnership for the nine months ended September 30, 2008 and 2007 was 67% and 66%, respectively. At September 30, 2008, the Operating Partnership had 79,481,177 units of partnership interest outstanding, of which the Company owned 52,948,733 units.

Minority Interests

As of September 30, 2008 and December 31, 2007, minority interests in the Company are comprised of the ownership interests of (1) noncontrolling unitholders of the Operating Partnership and (2) the noncontrolling interests in joint ventures controlled by the Company through ownership or contractual arrangements.

The net equity of the Operating Partnership noncontrolling unitholders is less than zero. The net equity balances of the noncontrolling partners in certain of the consolidated joint ventures are also less than zero. Therefore, the interests of the noncontrolling unitholders of the Operating Partnership and outside partners with net equity balances in the consolidated joint ventures of less than zero are recognized as zero balances within the consolidated balance sheet. The interests of the noncontrolling partners with positive equity balances in consolidated joint ventures represent the minority interests presented on the Company’s consolidated balance sheet of $7.3 million and $18.5 million at September 30, 2008 and December 31, 2007, respectively.

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

In January 2008, International Plaza refinanced its debt and distributed a portion of the excess proceeds to its partner (Note 5). The joint venture partner’s $51.3 million share of the distributed excess proceeds is classified as minority interest and included in Deferred Charges and Other Assets in the Company’s consolidated balance sheet. As of September 30, 2008, the total of excess proceeds distributed to partners for this financing and the May 2006 financing at the Cherry Creek consolidated joint venture, which are included in Deferred Charges and Other Assets, was $96.8 million. The Company accounts for distributions to minority partners that result from such financing transactions as a debit balance minority interest upon determination that (1) the distribution was the result of appreciation in the fair value of the property above the book value, (2) the financing was provided at a loan to value ratio commensurate with non-recourse real estate lending, and (3) the excess of the property value over the financing provides support for the eventual recovery of the debit balance minority interest upon sale or disposal of the property. Debit balance minority interests are considered as part of the carrying value of a property for purposes of evaluating impairment, should events or circumstances indicate that the carrying value may not be recoverable.

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

Finite Life Entities

Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. At September 30, 2008, the Company held controlling interests in consolidated entities with specified termination dates in 2081 and 2083. The minority owners’ interests in these entities are to be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entity. The estimated fair value of these minority interests was approximately $192.9 million at September 30, 2008, compared to a book value of $(96.8) million, which was classified as Deferred Charges and Other Assets in the Company’s consolidated balance sheet.

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

Note 2 – Income Taxes

The Company is subject to corporate level federal, state, and foreign income taxes in its taxable REIT subsidiaries and state income taxes in certain partnership subsidiaries, which are provided for in the Company’s financial statements. The Company's deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. The Company’s temporary differences primarily relate to deferred compensation and depreciation. In July 2007, the State of Michigan signed into law the Michigan Business Tax Act (MBT), replacing the Michigan single business tax with a business income tax and modified gross receipts tax. These new taxes became effective on January 1, 2008, and are subject to the provisions of SFAS No. 109 “Accounting for Income Taxes.” As of September 30, 2008, the Company had a net federal, state, and foreign deferred tax asset of $3.1 million, after a valuation allowance of $8.9 million. As of December 31, 2007, the net federal, state, and foreign deferred tax asset was $3.3 million, after a valuation allowance of $6.6 million.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company had no unrecognized tax benefits as defined by FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” as of September 30, 2008. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of September 30, 2008. The Company has no interest or penalties relating to income taxes recognized in the statement of operations for the three and nine months ended September 30, 2008 or in the balance sheet as of September 30, 2008. As of September 30, 2008, returns for the calendar years 2004 through 2007 remain subject to examination by U.S. and various state and foreign tax jurisdictions.

Note 3 – Acquisitions, New Development, and Services

The Mall at Partridge Creek

Partridge Creek, a 0.6 million square foot center, opened in October 2007 in Clinton Township, Michigan. The center is anchored by Nordstrom, Parisian, and MJR Theatres. In May 2006, the Company engaged the services of a third-party investor to acquire certain property associated with the project, in order to facilitate a Section 1031 like-kind exchange to provide flexibility for disposing of assets in the future. The third-party investor was the owner of the project and leased the land from a subsidiary of the Company. In turn, the owner leased the project back to the Company.

Funding for the project was provided by the following sources. The Company provided approximately 45% of the project funding under a junior subordinated financing, which was repaid in September 2008. The owner provided $9 million in equity. Funding for the remaining project costs was provided by the owner’s third-party recourse construction loan.

In September 2008, the Company exercised its option to purchase the third-party owner’s interests in Partridge Creek. The purchase price of $11.8 million included the original owner's equity contribution of $9 million plus a 12% cumulative return. The acquisition of the interests was accounted for under the purchase method. The excess of the purchase price over the book value of the interests acquired was approximately $3.8 million and was preliminarily allocated principally to building and improvements. The Company assumed all of the obligations and was assigned all of the owner's rights under the ground lease, the operating lease, and any remaining obligations under the loans.

University Town Center

In May 2008, the Company announced it had entered into agreements to jointly develop University Town Center, a regional mall in Sarasota, Florida. The 0.9 million square foot shopping center will be part of a mixed-use development anchored by Nordstrom, Neiman Marcus, and Macy's. The Company will own a 25% interest in the center and expects its share of development costs to be approximately $90 million. The partnership is preparing to close on the purchase of the land and begin construction in the next few months. Assuming this occurs as expected, the Company would expect the center to open in November 2010. The partnership is working with a number of banks on construction financing. If financing can not be secured with desirable terms, the partnership is planning to self-fund the project.

The Mall at Studio City

In February 2008, the Company announced that Taubman Asia is acquiring a 25% interest in The Mall at Studio City, the retail component of Macao Studio City, a major mixed-use project on the Cotai Strip in Macao, China. In addition, Taubman Asia entered into long-term agreements to perform development, management, and leasing services for the shopping center. The Company’s total investment in the project (including the initial payment, allocation of construction debt, and additional payments anticipated in years two and five after opening) is expected to be approximately $200 million. Taubman Asia’s investment is in a joint venture with Cyber One Agents Limited (Cyber One) and will be accounted for under the equity method. Macao Studio City is being developed by Cyber One, a joint venture between New Cotai, LLC and East Asia Satellite Television Holdings, a subsidiary of eSun Holdings (eSun).

The Company’s $54 million initial cash payment has been placed into escrow until financing for the overall project is completed. The $54 million escrowed payment is classified within Deferred Charges and Other Assets on the consolidated balance sheet. If the financing is not finalized by August 2009, the $54 million in escrow will be returned to the Company. No interest is being capitalized on this payment until financing for the overall project is complete. Since the capital markets have deteriorated, the Company’s partners, with its support, continue to actively pursue a variety of financing alternatives for the project. Assuming the financing is obtained and construction is begun sometime in 2009, the project is expected to open in 2011.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company’s services agreements were conditional upon eSun shareholder approval, which was received in March 2008, however, any payments due under the development services agreement can be delayed until financing is completed. Excluding the $54 million initial refundable deposit, the Company had capitalized costs of $2.5 million on the Macao project as of September 30, 2008. Offsetting these costs, the Company received a $2.5 million non-refundable development fee payment in October 2008 from the owner of the Macao project. Such payment has been recorded as deferred revenue. The Company expensed costs relating to the project incurred in the third quarter of 2008, and it expects to continue expensing costs as incurred until financing is obtained.

The Pier Shops at Caesars

The Pier Shops, located in Atlantic City, New Jersey, began opening in phases in June 2006. Gordon Group Holdings LLC (Gordon) developed the center, and in January 2007, the Company assumed full management and leasing responsibility for the center. In April 2007, the Company increased its ownership in The Pier Shops to a 77.5% controlling interest. The remaining 22.5% interest continues to be held by an affiliate of Gordon. The Company began consolidating The Pier Shops as of the April 2007 purchase date. At closing, the Company made a $24.5 million equity investment in the center, bringing its total equity investment to $28.5 million. At the purchase date, the book values of the center’s assets and liabilities were $229.7 million and $171.3 million, respectively. The excess of the book value of the net assets acquired over the purchase price was approximately $17 million, which was allocated principally to building and improvements. The Company is entitled to a 7% cumulative preferred return on its $133.1 million total investment, including its $104.6 million share of debt. In April 2007, The Pier Shops completed a refinancing of its existing construction loan with a $135 million 10 year, non-recourse, interest-only loan with an all-in rate of 6.1%. The Company will be responsible for any additional capital requirements, on which it will receive a preferred return at a minimum of 8%. As of September 30, 2008, the Company had provided $2.5 million of additional capital.

The Mall at Oyster Bay

In June 2007, the Supreme Court of the State of New York (Suffolk County) affirmed that the Town of Oyster Bay had not provided a basis to deny the Company’s application to build The Mall at Oyster Bay (Oyster Bay) in Syosset, Long Island, New York. In September 2007, the Oyster Bay town board adopted a resolution citing its reasons for denying the application for a special use permit and submitted it to the Court. The Company responded with a motion asking the Court to order the town to issue the permit. In June 2008, the Supreme Court ordered the Town of Oyster Bay to immediately issue the Company a special use permit. Subsequently in June of 2008, the Town filed a notice of appeal regarding the court’s decision. The Company has filed a motion to expedite the appeal process, which was granted in July 2008. In addition, the Company was also granted a preference for oral argument, which is also expected to shorten the appeal process. As a result, the Company is hopeful the appeal process can be concluded in early 2009, clearing the way to start the long-delayed construction of the center in the middle of 2009. From the start of construction, it is less than a two year process to build the mall. The Company continues to be confident that it is probable it will prevail and build the mall, which has over 60% of the space committed and will be anchored by Neiman Marcus, Nordstrom, and Barneys New York. However, if the Company is ultimately unsuccessful it is anticipated that the recovery on this asset would be significantly less than its current investment. The Company’s investment in Oyster Bay was $153 million as of September 30, 2008.

Songdo International Business District

In 2007, the Company entered into an agreement to provide development services for a 1.1 million square foot retail and entertainment complex in Songdo International Business District (Songdo), Incheon, South Korea. The Company also finalized an agreement to provide management and leasing services for the retail component, and it continues to provide services as the regional mall progresses. The shopping center will be anchored by Lotte Department Store and Tesco Homeplus, and the Company hopes to announce soon the third and final anchor, a major movie complex. Construction of the center has begun with the foundations, underground parking, and subway connections. The ownership group of the shopping center is working to obtain the financing for the retail center and related buildings and improvements. Full construction of the center will commence once financing is complete. The ownership group remains committed to keeping the center on track for a 2011 opening. The Company continues to evaluate an investment in the shopping center, and a decision will likely occur when the financing is finalized.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Shopping Center	Ownership as of September 30, 2008 and December 31, 2007
Arizona Mills	50%
Fair Oaks	50
The Mall at Millenia	50
Stamford Town Center	50
Sunvalley	50
Waterside Shops	25
Westfarms	79

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	September 30 2008	December 31 2007
Assets:
Properties	$1,078,007	$1,056,380
Accumulated depreciation and amortization	(358,771)	(347,459)
	$719,236	$708,921
Cash and cash equivalents	22,779	40,097
Accounts and notes receivable, less provision for bad debts of $1,456 and $1,799 in 2008 and 2007	19,677	26,271
Deferred charges and other assets	23,578	18,229
	$785,270	$793,518

Liabilities and accumulated deficiency in assets:
Notes payable	$1,108,605	$1,003,463
Accounts payable and other liabilities	44,794	55,242
TRG's accumulated deficiency in assets	(202,745)	(151,363)
Unconsolidated Joint Venture Partners' accumulated deficiency in assets	(165,384)	(113,824)
	$785,270	$793,518

TRG's accumulated deficiency in assets (above)	$(202,745)	$(151,363)
TRG’s investment in University Town Center (Note 3)	4,461
TRG basis adjustments, including elimination of intercompany profit	72,329	74,660
TCO's additional basis	67,126	68,586
Net Investment in Unconsolidated Joint Ventures	$(58,829)	$(8,117)
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures	152,248	100,234
Investment in Unconsolidated Joint Ventures	$93,419	$92,117

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Revenues	$67,054	$64,366	$194,625	$192,059
Maintenance, taxes, utilities, and other operating expenses	$21,858	$19,152	$66,988	$65,422
Interest expense	16,421	15,980	48,565	50,401
Depreciation and amortization	9,714	8,901	28,528	27,809
Total operating costs	$47,993	$44,033	$144,081	$143,632
Nonoperating income	115	375	594	1,189
Net income	$19,176	$20,708	$51,138	$49,616

Net income allocable to TRG	$10,640	$11,576	$28,359	$29,573
Realized intercompany profit, net of depreciation on TRG's basis adjustments	1,136	185	2,115	585
Depreciation of TCO's additional basis	(487)	(486)	(1,460)	(1,458)
Equity in income of Unconsolidated Joint Ventures	$11,289	$11,275	$29,014	$28,700

Beneficial interest in Unconsolidated Joint Ventures' operations:
Revenues less maintenance, taxes, utilities, and other operating expenses	$25,636	$25,543	$71,394	$70,963
Interest expense	(8,570)	(8,369)	(25,289)	(24,996)
Depreciation and amortization	(5,777)	(5,899)	(17,091)	(17,267)
Equity in income of Unconsolidated Joint Ventures	$11,289	$11,275	$29,014	$28,700

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

	At 100%		At Beneficial Interest
	Consolidated Subsidiaries	Unconsolidated Joint Ventures	Consolidated Subsidiaries	Unconsolidated Joint Ventures
Debt as of:
September 30, 2008	2,784,189	1,108,605	2,424,899	569,049
December 31, 2007	2,700,980	1,003,463	2,416,292	517,228

Capital lease obligations as of:
September 30, 2008	3,369	234	3,360	117
December 31, 2007	5,521	504	5,507	252

Capitalized interest:
Nine months ended September 30, 2008	7,483	134	7,376	119
Nine months ended September 30, 2007	11,896	235	11,835	59

Interest expense:
Nine months ended September 30, 2008	108,993	48,565	94,307	25,289
Nine months ended September 30, 2007	95,512	50,401	84,938	24,996

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Debt Covenants and Guarantees

Certain loan agreements contain various restrictive covenants, including a minimum net worth requirement, minimum interest coverage ratios, a maximum payout ratio on distributions, a minimum debt yield ratio, a minimum fixed charges coverage ratio, and a maximum leverage ratio, the latter being the most restrictive. The Operating Partnership is in compliance with all of its covenants as of September 30, 2008. The maximum payout ratio on distributions covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain the Company's tax status, pay preferred distributions, and for distributions related to the sale of certain assets.

Payments of principal and interest on the loans in the following table are guaranteed by the Operating Partnership as of September 30, 2008.

Center	Loan balance as of 9/30/08	TRG's beneficial interest in loan balance as of 9/30/08	Amount of loan balance guaranteed by TRG as of 9/30/08	% of loan balance guaranteed by TRG	% of interest guaranteed by TRG
	(in millions of dollars)
Dolphin Mall	120.0	120.0	120.0	100%	100%
Fairlane Town Center	73.8	73.8	73.8	100%	100%
Twelve Oaks Mall	-	-	-	100%	100%

The Operating Partnership has also guaranteed certain obligations of Partridge Creek, which is encumbered by a $71.4 million recourse construction loan (Note 3).

The Company is required to escrow cash balances for specific uses stipulated by certain of its lenders. As of September 30, 2008 and December 31, 2007, the Company’s cash balances restricted for these uses were $2.8 million and $1.0 million, respectively. Such amounts are included within cash and cash equivalents in the Company’s consolidated balance sheet.

Note 6 - Equity Transactions

Common Stock and Equity

In July 2007, the Company’s Board of Directors authorized the repurchase of $100 million of the Company’s common stock on the open market or in privately negotiated transactions. During 2007, the Company repurchased 987,180 shares of its common stock for a total of $50 million under this authorization. In addition, in 2007 the Company repurchased an additional 923,364 shares for $50 million, representing the remaining amount under a previous program approved by the Company’s Board of Directors in December 2005. All shares repurchased have been cancelled. For each share of stock repurchased, an equal number of Operating Partnership units owned by the Company were redeemed. Repurchases of common stock were financed through general corporate funds, including borrowings under existing lines of credit. As of September 30, 2008, $50 million remained of the 2007 authorization.

During the nine months ended September 30, 2007, 1,285,809 shares of Series B Preferred Stock were converted to 84 shares of the Company's common stock as a result of tenders of units under the Continuing Offer (Note 8). No shares were converted during the nine months ended September 30, 2008. See Note 7 for equity issuances under share-based compensation plans.

Note 7 – Share-Based Compensation

In May 2008, the Company’s shareowners approved The Taubman Company 2008 Omnibus Long-Term Incentive Plan (2008 Omnibus Plan). The 2008 Omnibus Plan provides for the award to directors, officers, employees, and other service providers of the Company of restricted shares, restricted units of limited partnership in the Operating Partnership, options to purchase shares or Operating Partnership units, share appreciation rights, unrestricted Shares or Operating Partnership units, and other awards to acquire up to an aggregate of 6,100,000 Company common shares or Operating Partnership units, of which substantially all were available as of September 30, 2008. The Company anticipates that all future grants of share-based compensation will be made under the 2008 Omnibus Plan. In addition, non-employee directors have the option to defer their compensation, other than their meeting fees, under a deferred compensation plan.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Prior to the adoption of the 2008 Omnibus Plan, the Company provided share-based compensation through an incentive option plan, a long-term incentive plan, and non-employee directors' stock grant and deferred compensation plans. The compensation cost charged to income for these share-based compensation plans was $1.8 million and $5.8 million for the three and nine months ended September 30, 2008, respectively, and $1.7 million and $5.1 million for the three and nine months ended September 30, 2007, respectively. Compensation cost capitalized as part of properties and deferred leasing costs was $0.2 million and $0.7 million for the three and nine months ended September 30, 2008, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2007, respectively.

Further information regarding activities relating to the incentive option plan and long-term incentive plan during the three and nine months ended September 30, 2008 is provided below.

Incentive Options

The Company’s incentive option plan (the Option Plan), which was shareowner approved, permitted the grant of options to employees. The Operating Partnership's units issued in connection with the Option Plan are exchangeable for new shares of the Company's common stock under the Continuing Offer (Note 8). Options for 1.4 million partnership units have been granted and are outstanding at September 30, 2008. Of the 1.4 million options outstanding, 0.9 million have vesting schedules with one-third vesting at each of the first, second, and third years of the grant anniversary, if continuous service has been provided or upon retirement or certain other events if earlier. Substantially all of the other 0.5 million options outstanding have vesting schedules with one-third vesting at each of the third, fifth, and seventh years of the grant anniversary, if continuous service has been provided and certain conditions dependent on the Company’s market performance in comparison to its competitors have been met or upon retirement or certain other events if earlier. The options have ten-year contractual terms.

The Company estimated the value of the options issued during the nine months ended September 30, 2008 using a Black-Scholes valuation model based on the following assumptions and resulting in the weighted average grant date fair value shown below:

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

A summary of option activity under the Option Plan for the nine months ended September 30, 2008 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Range of Exercise Prices
Outstanding at January 1, 2008	1,330,646	$36.54	7.8	$29.38 - $55.90
Granted	230,567	50.65
Exercised	(210,736)	31.55
Outstanding at September 30, 2008	1,350,477	$39.73	7.5	$29.38 - $55.90

Fully vested options at September 30, 2008	490,927	$37.05	7.1

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Long-Term Incentive Plan

The Company established The Taubman Company 2005 Long-Term Incentive Plan (LTIP) in 2005, which was shareowner approved. The LTIP allowed the Company to make grants of restricted stock units (RSU) to employees. There were RSU for 0.3 million shares outstanding at September 30, 2008. Each RSU represents the right to receive upon vesting one share of the Company’s common stock plus a cash payment equal to the aggregate cash dividends that would have been paid on such share of common stock from the date of grant of the award to the vesting date. Each RSU is valued at the closing price of the Company’s common stock on the grant date.

A summary of activity for the nine months ended September 30, 2008 under the LTIP is presented below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2008	358,297	$41.63
Granted	121,037	50.65
Redeemed	(136,200)	32.15
Forfeited	(3,502)	49.34
Outstanding at September 30, 2008	339,632	48.57

RSU vest on the third year anniversary of the grant if continuous service has been provided for that period, or upon retirement or certain other events if earlier. Based on an analysis of historical employee turnover, the Company has made an annual forfeiture assumption of 2.4% of grants when recognizing compensation costs relating to the RSU. None of the RSU outstanding at September 30, 2008 were vested.

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

Based on a market value at September 30, 2008 of $50.00 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $1.3 billion. The purchase of these interests at September 30, 2008 would have resulted in the Company owning an additional 32% interest in the Operating Partnership.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

See Note 1 regarding the put option held by the noncontrolling member in Taubman Asia, Note 3 regarding contingencies related to Oyster Bay, Note 5 for the Operating Partnership's guarantees of certain notes payable and other obligations, and Note 7 for obligations under existing share-based compensation plans.

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

As of September 30, 2008, there were 8.8 million partnership units outstanding and 0.9 million unissued partnership units under unit option deferral elections that may be exchanged for common shares of the Company under the Continuing Offer. These outstanding partnership units and unissued units were excluded from the computation of diluted earnings per share as they were anti-dilutive in all periods presented. These outstanding units and unissued units could only be dilutive to earnings per share if the minority interests' ownership share of the Operating Partnership's income was greater than their share of distributions.

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Net income allocable to common shareowners (Numerator)	$9,197	$7,849	$14,117	$27,081

Shares (Denominator) – basic	52,908,924	52,456,144	52,815,246	53,093,894
Effect of dilutive securities	503,312	617,845	554,972	638,065
Shares (Denominator) – diluted	53,412,236	53,073,989	53,370,218	53,731,959

Earnings per common share:
Basic	$0.17	$0.15	$0.27	$0.51
Diluted	$0.17	$0.15	$0.26	$0.50

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10 – Fair Value Disclosures

The Company's valuation of marketable securities, which are considered to be available-for-sale, and an insurance deposit utilize unadjusted quoted prices determined by active markets for the specific securities the Company has invested in, and therefore fall into Level 1 of the fair value hierarchy. The Company's valuation of its derivative instruments are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative and therefore fall into level 2 of the fair value hierarchy. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward curves. The Company’s valuation of residual land collateralizing certain land contract receivables is determined by using observable market data including comparable parcels of land in similar locations and therefore also falls into level 2 of the fair value hierarchy.

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements at September 30, 2008 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Available-for-sale securities	$2,418
Insurance deposit	8,798
Derivative assets		$367
Total assets	$11,216	$367

Derivative interest rate instruments liabilities (Note 5)		$(3,673)
Total liabilities		$(3,673)

The insurance deposit shown above represents an escrow account maintained in connection with a property and casualty insurance arrangement for the Company’s shopping centers, and is classified within Deferred Charges and Other Assets. A corresponding deferred revenue relating to amounts billed to tenants for this arrangement has been classified within Accounts Payable and Other Liabilities.

The Company has two delinquent land contract receivables with book values of $1.0 million and $0.6 million as of September 30, 2008. The original maturities of these notes were July 2007 and August 2008. The fair value of the land that serves as collateral is at least equal to the book value of the receivables. In addition, $2.2 million of notes receivable from three tenants with common ownership became delinquent during the third quarter 2008. The notes are guaranteed by affiliates of the tenants. After receipt of a partial repayment, the Company is negotiating the repayment terms and expects to recover the remaining net book value of $1.8 million.

Note 11 - New Accounting Pronouncements

In May 2008, the FASB issued Statement No. 162 “The Hierarchy of Generally Accepted Accounting Principles.” The current hierarchy of generally accepted accounting principles is set forth in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards (SAS) No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Statement No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. This Statement is effective November 15, 2008. The Company is currently evaluating the application of this Statement but does not anticipate that the Statement will have a material effect on the Company’s results of operations or financial position, as the Statement does not directly impact the accounting principles applied in the preparation of the Company's financial statements.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

In December 2007, the FASB issued Statement No. 160 "Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” This Statement amends Accounting Research Bulletin (ARB) 51 to establish accounting and reporting standards for the noncontrolling interest (previously referred to as a minority interest) in a subsidiary and for the deconsolidation of a subsidiary. The Statement also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of FASB Statement No. 141 (Revised) “Business Combinations.” Statement No. 160 will require noncontrolling interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. Statement No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. In March 2008, the SEC announced revisions to EITF Topic No. D-98 "Classification and Measurement of Redeemable Securities" that provide interpretive guidance on the interaction between Topic No. D-98 and Statement No.160.

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

General Background and Performance Measurement

Taubman Centers, Inc. (TCO) is a Michigan corporation that operates as a self-administered and self-managed real estate investment trust (REIT). The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG) is a majority-owned partnership subsidiary of TCO, which owns direct or indirect interests in all of our real estate properties. In this report, the terms "we", "us", and "our" refer to TCO, the Operating Partnership, and/or the Operating Partnership's subsidiaries as the context may require. We own, develop, acquire, dispose of, and operate regional and super-regional shopping centers. The Consolidated Businesses consist of shopping centers that are controlled by ownership or contractual agreements, development projects for future regional shopping centers, variable interest entities for which we are the primary beneficiary, The Taubman Company LLC (Manager), and Taubman Properties Asia LLC and its subsidiaries (Taubman Asia). In September 2008, we acquired the interests of the owner of The Mall at Partridge Creek (Partridge Creek) (see “Note 3 – Acquisitions, New Development, and Services” to our consolidated financial statements). Prior to the acquisition, we consolidated the accounts of the owner of Partridge Creek, which qualified as a variable interest entity under Financial Accounting Standards Board Interpretation No. 46 “Consolidation of Variable Interest Entities” for which the Operating Partnership was considered to be the primary beneficiary. Shopping centers owned through joint ventures that are not controlled by us but over which we have significant influence (Unconsolidated Joint Ventures) are accounted for under the equity method.

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

The comparability of information used in measuring performance is affected by the opening of Partridge Creek in October 2007 and The Pier Shops at Caesars (The Pier Shops), which began opening in phases in June 2006. In April 2007, we increased our ownership in The Pier Shops to 77.5% (see “Results of Operations – New Development and Acquisitions”). The Pier Shops’ results of operations are included within the Consolidated Businesses for periods beginning April 13, 2007 and within the Unconsolidated Joint Ventures prior to the acquisition date. Our investment in The Pier Shops represented an effective 6% interest prior to the acquisition date, based on relative equity contributions. Additional “comparable center” statistics that exclude Partridge Creek and The Pier Shops are provided to present the performance of comparable centers in our continuing operations.

Current Operating Trends

The global credit and financial crisis has gained momentum in the past few weeks and there is considerable uncertainty as to how severe the current downturn may be and how long it may continue. It is difficult to predict the impact on our business but we expect that the economy will continue to strain the resources of our tenants and their customers. Amid the softening of the U.S. economy over the last year, a number of regional and national retailers have announced store closings or filed for bankruptcy. During the nine months ended September 30, 2008, 1.5% of our tenants sought the protection of the bankruptcy laws, compared to 0.3% for the comparable period in 2007. Although this level of bankruptcies is the highest we’ve reported for that period since 2004, this statistic is within our annual five year history of 0.4% to 2.2%.

However, we saw relatively little impact of the current financial crisis on our operating results in the current quarter. Our occupancy was up modestly and rents showed solid increases compared to the prior year. Our tenants reported a 0.5% increase in sales in the quarter and year to date sales per square foot growth was 2.3%. Although we’re pleased to continue to report positive tenant sales growth during a time of such economic uncertainty, the consumer clearly moderated spending as the third quarter of 2008 progressed. In fact, tenant sales per square foot decreased about 5% in September 2008 compared to the prior year. We do not see anything in the environment that will modify this downward trend through year end.

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

Sales directly impact the amount of percentage rents certain tenants and anchors pay. The effects of increases or declines in sales on our operations are moderated by the relatively minor share of total rents that percentage rents represent. However, there is increased uncertainty about sales for the holidays, and most of the year’s percentage rents are typically recorded in the fourth quarter.

While sales are critical over the long term, the high quality regional mall business is a very stable business model with its diversity of income from thousands of tenants, its staggered lease maturities, and high proportion of fixed rent. However, a sustained trend in sales does impact, either negatively or positively, our ability to lease vacancies and negotiate rents at advantageous rates. In the current environment, we are finding that negotiations are tougher, however, retailers continue to recognize the need to position themselves for the future. While no one knows when the economy will improve, many retailers are actively signing deals.

In the third quarter of 2008, ending occupancy increased slightly to 90.5% compared to 90.0% in the third quarter of 2007. We expect that occupancy will increase during the fourth quarter and that we will end the year close to last year’s level of 91.2%. See “Seasonality” for occupancy and leased space statistics. Temporary tenants, defined as those with lease terms less than 12 months, are not included in occupancy or leased space statistics. As of September 30, 2008, approximately 2.2% of mall tenant space was occupied by temporary tenants, compared to 1.8% at September 30, 2007.

Leased space was 92.4% at September 30, 2008, down 0.9% from last year. The difference between leased space and occupancy is that leased space includes spaces where leases have been signed but the tenants are not yet open. Neither statistic includes temporary tenants. We view occupancy as the more important of the two as it represents those spaces upon which we are collecting rent for permanent tenants. Finally, the spread between leased space and occupied space, about 2% this quarter, is consistent with our history of 2% to 3% in the third quarter.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Average rent per square foot:
Consolidated Businesses	$44.20	$42.84	$44.40	$43.21
Unconsolidated Joint Ventures	44.48	43.32	44.71	42.35
Opening base rent per square foot:
Consolidated Businesses	$59.86	$51.42	$55.68	$52.98
Unconsolidated Joint Ventures	50.41	72.08	55.94	52.23
Square feet of GLA opened:
Consolidated Businesses	89,548	280,960	539,769	663,029
Unconsolidated Joint Ventures	91,345	45,175	336,210	203,079
Closing base rent per square foot:
Consolidated Businesses	$71.90	$51.45	$47.46	$45.68
Unconsolidated Joint Ventures	50.77	48.47	46.26	47.77
Square feet of GLA closed:
Consolidated Businesses	70,320	166,388	644,076	698,395
Unconsolidated Joint Ventures	71,622	80,729	378,951	265,065
Releasing spread per square foot:
Consolidated Businesses	$(12.04)	$(0.03)	$8.22	$7.30
Unconsolidated Joint Ventures	(0.36)	23.61	9.68	4.46

The spread between opening and closing rents may not be indicative of future periods, as this statistic is not computed on comparable tenant spaces, and can vary significantly from period to period depending on the total amount, location, and average size of tenant space opening and closing in the period. In the third quarter of 2008, the releasing spreads per square foot of the Consolidated Businesses were impacted by store size, as the average size of the stores opening was approximately 1,000 square feet greater than the average size of the stores closing. Generally, smaller stores command a greater rent per square foot. In the nine months ended September 30, 2007, average rent per square foot for the Unconsolidated Joint Ventures was adversely impacted by a $0.6 million cumulative prior year adjustment related to The Mills Corporation’s accounting for lease incentives at Arizona Mills, a 50% owned joint venture.

Seasonality

The regional shopping center industry is seasonal in nature, with mall tenant sales highest in the fourth quarter due to the Christmas season, and with lesser, though still significant, sales fluctuations associated with the Easter holiday and back-to-school period. While minimum rents and recoveries are generally not subject to seasonal factors, most leases are scheduled to expire in the first quarter, and the majority of new stores open in the second half of the year in anticipation of the Christmas selling season. Additionally, most percentage rents are recorded in the fourth quarter. Accordingly, revenues and occupancy levels are generally highest in the fourth quarter. Gains on sales of peripheral land and lease cancellation income may vary significantly from quarter to quarter.

	3rd Quarter 2008	2nd Quarter 2008	1st Quarter 2008	Total 2007	4th Quarter 2007	3rd Quarter 2007	2nd Quarter 2007	1st Quarter 2007
	(in thousands of dollars, except occupancy and leased space data)

Mall tenant sales (1)	1,112,502	1,116,027	1,083,608	4,734,940	1,555,011	1,075,465	1,061,767	1,042,697
Revenues and gains on land sales and other nonoperating income:
Consolidated Businesses	164,124	161,868	159,220	630,417	180,212	151,791	152,997	145,417
Unconsolidated Joint Ventures	67,169	63,657	64,393	264,174	70,926	64,740	64,233	64,275
Occupancy:
Ending-comparable	90.6%	90.2%	90.1%	91.5%	91.5%	90.2%	90.1%	89.8%
Average-comparable	90.5	90.1	90.2	90.3	91.2	90.0	90.0	89.9
Ending	90.5	90.0	89.9	91.2	91.2	90.0	89.9	89.8
Average	90.4	90.0	90.0	90.0	90.7	89.8	89.8	89.9
Leased space:
Comparable	92.5%	92.7%	93.0%	93.8%	93.8%	93.4%	92.7%	92.1%
All centers	92.4	92.7	93.1	93.8	93.8	93.3	92.4	92.1

(1)	Based on reports of sales furnished by mall tenants.

Because the seasonality of sales contrasts with the generally fixed nature of minimum rents and recoveries, mall tenant occupancy costs (the sum of minimum rents, percentage rents, and expense recoveries) as a percentage of sales are considerably higher in the first three quarters than they are in the fourth quarter.

	3rd Quarter 2008	2nd Quarter 2008	1st Quarter 2008	Total 2007	4th Quarter 2007	3rd Quarter 2007	2nd Quarter 2007	1st Quarter 2007
Consolidated Businesses:
Minimum rents	9.9%	9.9%	10.2%	8.9%	7.1%	9.5%	9.7%	10.0%
Percentage rents	0.3	0.2	0.3	0.4	0.7	0.3	0.1	0.3
Expense recoveries	5.4	5.3	5.3	4.9	4.2	5.0	5.8	5.1
Mall tenant occupancy costs	15.6%	15.4%	15.8%	14.2%	12.0%	14.8%	15.6%	15.4%
Unconsolidated Joint Ventures:
Minimum rents	9.5%	9.3%	9.2%	8.0%	6.1%	9.1%	8.8%	8.8%
Percentage rents	0.4	0.0	0.4	0.4	0.7	0.3	0.3	0.2
Expense recoveries	4.8	4.4	4.2	4.2	3.6	4.7	4.5	4.0
Mall tenant occupancy costs	14.7%	13.7%	13.8%	12.6%	10.4%	14.1%	13.6%	13.0%

Results of Operations

The following sections discuss certain 2008 and 2007 transactions that affected operations in the three and nine month periods ended September 30, 2008 and 2007, or are expected to impact operations in the future.

New Development and Acquisitions

Partridge Creek opened on October 18, 2007 in Clinton Township, Michigan. The 0.6 million square foot center is anchored by Nordstrom, Parisian, and MJR Theatres. In September 2008, we purchased the third-party owner’s interests in Partridge Creek for $11.8 million (see “Note 3 – Acquisitions, New Development, and Services” to our consolidated financial statements).

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

The Pier Shops, located in Atlantic City, New Jersey, began opening in phases in June 2006. Gordon Group Holdings LLC (Gordon) developed the center, and in January 2007, we assumed full management and leasing responsibility for the center. In April 2007, we increased our ownership in The Pier Shops to a 77.5% controlling interest. The remaining 22.5% interest continues to be held by an affiliate of Gordon. We began consolidating The Pier Shops as of the April 2007 purchase date. At closing, we made a $24.5 million equity investment in the center, bringing our total equity investment to $28.5 million. We are entitled to a 7% cumulative preferred return on our $133.1 million total investment, including our $104.6 million share of debt (see “Debt and Equity Transactions”). We will be responsible for any additional capital requirements, on which we will receive a preferred return at a minimum of 8%. As of September 30, 2008, we had provided $2.5 million of additional capital.

See also “Taubman Asia” and “Third-Party Management, Leasing, and Development Services” for other development and service arrangements.

Potential Disposition

In April 2008, we announced that Stamford, a 50% owned Unconsolidated Joint Venture, was being marketed for sale. The primary impetus for the sale was from our joint venture partner, as part of the normal execution of its portfolio strategy. The sale of assets is consistent with our strategy to recycle capital when appropriate. However, given the current market conditions, we have stopped marketing of the center.

Taubman Asia

In February 2008, we announced that Taubman Asia is acquiring a 25% interest in The Mall at Studio City, the retail component of Macao Studio City, a major mixed-use project on the Cotai Strip in Macao, China. In addition, Taubman Asia entered into long-term agreements to perform development, management, and leasing services for the shopping center. Our total investment in the project (including the initial payment, allocation of construction debt, and additional payments anticipated in years two and five after opening) is expected to be approximately $200 million, with an anticipated after-tax return of about 10%. Taubman Asia’s investment is in a joint venture with Cyber One Agents Limited (Cyber One) and will be accounted for under the equity method. Macao Studio City is being developed by Cyber One, a joint venture between New Cotai, LLC and East Asia Satellite Television Holdings, a subsidiary of eSun Holdings (eSun). The overall project recently received its final entitlements, including its Phase II approvals, which allow it to expand from its Phase I size of 3.7 million square feet to over 6 million square feet. We continue to experience a great deal of retailer interest and we are very pleased with the progress we are making merchandising this center.

Our $54 million initial cash payment has been placed into escrow until financing for the overall project is completed. If the financing is not finalized by August 2009, the $54 million in escrow will be returned to us. No interest is being capitalized on this payment until financing for the overall project is complete. Since the capital markets have deteriorated, our partners, with support from us, continue to actively pursue a variety of financing alternatives for the project. Our partners are well-capitalized, have no debt on the property, and expect to weather this credit market for as long as it takes to stabilize. Given the strength of the Macao market, the retailer response, and the quality of the project planned, although the timing of construction may be delayed, we continue to believe the project will be built. Assuming the financing is obtained and construction is begun sometime in 2009, the project is expected to open in 2011.

Our services agreements were conditional upon eSun shareholder approval, which was received in March 2008, however, any payments due under the development services agreement can be delayed until financing is completed. Excluding the $54 million initial refundable deposit, we had capitalized costs of $2.5 million on the Macao project as of September 30, 2008. Offsetting these costs, we received a $2.5 million non-refundable development fee payment in October 2008 from the owner of the Macao project. We expensed costs relating to the project incurred in the third quarter of 2008, and we expect to continue expensing costs as incurred until financing is obtained.

In 2007, we entered into an agreement to provide development services for a 1.1 million square foot retail and entertainment complex in Songdo International Business District (Songdo), Incheon, South Korea. We also finalized an agreement to provide management and leasing services for the retail component, and we continue to provide services as the regional mall progresses. The shopping center will be anchored by Lotte Department Store and Tesco Homeplus, and we hope to announce soon the third and final anchor, a major movie complex. Construction of the center has begun with the foundations, underground parking, and subway connections. The ownership group of the shopping center is working to obtain the financing for the retail center and related buildings and improvements. While great progress has been made, and the ownership has told us they are negotiating a conditional commitment from a substantial Korean bank, nothing is easy to finalize in today’s capital markets. Full construction of the center will commence once financing is complete. The ownership group remains committed to keeping the center on track for a 2011 opening. We continue to evaluate an investment in the shopping center, and a decision will likely occur when the financing is finalized.

Third-Party Management, Leasing, and Development Services

In addition to the services described in “Taubman Asia”, we have several current and potential projects that contribute or may contribute in the future to our third-party revenue results.

We have a management agreement for Woodfield Mall, which is owned by a third-party. This contract is renewable year-to-year and is cancelable by the owner with 90 days written notice. We also have an agreement for retail leasing and development and design advisory services for CityCenter, a mixed use urban development project scheduled to open in late 2009 on the Strip in Las Vegas, Nevada. The term of this fixed-fee contract is approximately 25 years, effective June 2005, and is generally cancelable for cause and by the project owner upon payment to us of a cancellation fee.

In addition, we are negotiating agreements on two new projects. We are finalizing a development agreement regarding City Creek Center, a mixed-use project in Salt Lake City, Utah, which is expected to open in spring 2012. We are also finalizing agreements to be an investor in this project under a participating lease structure. Further, we continue to negotiate an agreement to provide initial leasing services for a lifestyle center in the city of North Las Vegas, Nevada.

The actual amounts of revenue in any future period are difficult to predict because of many factors, including the timing of completion of contractual arrangements and the actual timing of construction starts and opening dates of the various projects. In light of the current capital markets, the timing of construction starts may be delayed until the completion of financing. In addition, the amount of revenue we recognize is reduced by any ownership interest we may have in a project. Also, there are various factors that determine the timing of recognition of revenue. For development, revenue is recognized when the work is performed. For leasing, it is recognized when the leases are signed or when stores open, depending on the agreement. We have previously provided estimates of an aggregate of about $35 million of net margin on our third-party services for the 2009 to 2011 period, subject to the many uncertainties and factors described at that time. About half of that estimated net margin was from Woodfield Mall, CityCenter and our other current domestic business. Because of the significant uncertainty as to the timing of full construction starts and the opening dates, as well as to the uncertainty as to our possible ownership interest in the Songdo project, which would reduce net margin, we are not going to continue to forecast third-party income beyond 2008. Although we expect that unless one of the new projects starts construction, net margin in 2009 would be typical of our historical average of approximately $6 million.

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

In 2007, our Board of Directors authorized the repurchase of $100 million of our common stock on the open market or in privately negotiated transactions. During 2007, we repurchased 987,180 shares of our common stock for a total of $50 million under this authorization. In addition, in 2007 we repurchased an additional 923,364 shares for $50 million, representing the remaining amount under a previous program approved by our Board of Directors in December 2005. All shares repurchased have been cancelled. For each share of stock repurchased, an equal number of Operating Partnership units owned by TCO were redeemed. Repurchases of common stock were financed through general corporate funds, including borrowings under existing lines of credit. As of September 30, 2008, $50 million remained of the 2007 authorization.

New Accounting Pronouncements

See “Note 11 – New Accounting Pronouncements” to our consolidated financial statements regarding certain new accounting pronouncements that we expect to adopt in 2008 and 2009.

Presentation of Operating Results

Income Allocation

The following table contains the operating results of our Consolidated Businesses and the Unconsolidated Joint Ventures. Income allocated to the minority partners in the Operating Partnership and preferred interests is deducted to arrive at the results allocable to our common shareowners. Because the net equity balances of the Operating Partnership and the outside partners in certain consolidated joint ventures are less than zero, the income allocated to these minority and outside partners is equal to their share of operating distributions. The net equity of these minority and outside partners is less than zero due to accumulated distributions in excess of net income and not as a result of operating losses. Distributions to partners are usually greater than net income because net income includes non-cash charges for depreciation and amortization. Our average ownership percentage of the Operating Partnership was 67% during the three and nine months ended September 30, 2008 and 66% during the three and nine months ended September 30, 2007.

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

Our presentations of Beneficial Interest in EBITDA and FFO are not necessarily comparable to the similarly titled measures of other REITs due to the fact that not all REITs use the same definitions. These measures should not be considered alternatives to net income or as an indicator of our operating performance. Additionally, neither represents cash flows from operating, investing or financing activities as defined by GAAP. Reconciliations of Net Income Allocable to Common Shareowners to Funds from Operations and Net Income to Beneficial Interest in EBITDA are presented following the Comparison of the Nine Months Ended September 30, 2008 to the Nine Months Ended September 30, 2007.

Comparison of the Three Months Ended September 30, 2008 to the Three Months Ended September 30, 2007

The following table sets forth operating results for the three months ended September 30, 2008 and September 30, 2007, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

Three Months Ended September 30, 2008		Three Months Ended September 30, 2007
CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)
                                                                                                                                                               (in millions of dollars)
REVENUES:
Minimum rents	87.4	39.2	81.3	37.5
Percentage rents	3.3	1.7	3.2	1.3
Expense recoveries	60.8	25.0	53.6	23.9
Management, leasing, and development services	3.3		3.9
Other	8.9	1.2	8.7	1.7
Total revenues	163.7	67.1	150.7	64.4

EXPENSES:
Maintenance, taxes, and utilities	48.7	17.2	44.2	15.6
Other operating	18.5	3.9	16.6	3.0
Management, leasing, and development services	1.8		2.1
General and administrative	6.8		7.4
Interest expense	36.0	16.5	33.6	16.0
Depreciation and amortization (2)	35.5	9.9	33.8	9.5
Total expenses	147.4	47.5	137.6	44.1

Gains on land sales and other nonoperating income	0.4	0.1	1.1	0.4
	16.8	19.7	14.2	20.6
Income tax expense	(0.2)
Equity in income of Unconsolidated Joint Ventures (2)	11.3		11.3

Income before minority and preferred interests	27.8		25.5
Minority and preferred interests:
TRG preferred distributions	(0.6)		(0.6)
Minority share of income of consolidated joint ventures	(1.4)		(1.0)
Distributions in excess of minority share of income of consolidated joint ventures	(1.6)		(1.8)
Minority share of income of TRG	(7.4)		(6.8)
Distributions in excess of minority share of income of TRG	(3.9)		(3.6)
Net income	12.9		11.5
Preferred dividends	(3.7)		(3.7)
Net income allocable to common shareowners	9.2		7.8

SUPPLEMENTAL INFORMATION:
EBITDA - 100%	88.3	46.1	81.6	46.1
EBITDA - outside partners' share	(9.3)	(20.4)	(8.9)	(20.6)
Beneficial interest in EBITDA	79.0	25.6	72.6	25.5
Beneficial interest expense	(31.1)	(8.6)	(29.9)	(8.4)
Beneficial income tax expense	(0.2)
Non-real estate depreciation	(0.7)		(0.7)
Preferred dividends and distributions	(4.3)		(4.3)
Funds from Operations contribution	42.6	17.1	37.8	17.2

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

Consolidated Businesses

Total revenues for the quarter ended September 30, 2008 were $163.7 million, a $13.0 million or 8.6% increase over the comparable period in 2007. Minimum rents increased $6.1 million, primarily due to the October 2007 opening of Partridge Creek and the September 2007 expansion at Twelve Oaks, as well as tenant rollovers and increases in occupancy. Expense recoveries increased primarily due to Partridge Creek, as well as increases in recoverable costs at certain centers and Twelve Oaks. Other income increased slightly primarily due to increases in parking-related revenue, which was substantially offset by a decrease in lease cancellation revenue.

Total expenses were $147.4 million, a $9.8 million or 7.1% increase over the comparable period in 2007. Maintenance, taxes, and utilities expense increased primarily due to Partridge Creek, as well as increases in property taxes and maintenance costs at certain centers. Other operating expense increased primarily due to increased pre-development costs, which were partially offset by decreased property management costs. General and administrative expense decreased primarily due to decreased bonus expense. Interest expense increased primarily due to the January 2008 refinancing at International Plaza, Partridge Creek, the expansion at Twelve Oaks, and the escrowed Macao payment. These increases were partially offset by decreases in floating interest rates. Depreciation expense increased primarily due to Partridge Creek.

Unconsolidated Joint Ventures

Total revenues for the three months ended September 30, 2008 were $67.1 million, a $2.7 million or 4.2% increase from the comparable period in 2007. Minimum rents increased by $1.7 million primarily due to the November 2007 expansion at Stamford, as well as tenant rollovers and increases in occupancy. Expense recoveries increased primarily due to increased revenue from marketing and promotion services and increases in maintenance costs at certain centers, which were partially offset by decreases due to adjustments in 2007 to prior estimated recoveries at certain centers.

Total expenses increased by $3.4 million or 7.7%, to $47.5 million for the three months ended September 30, 2008. Maintenance, taxes, and utilities expense increased primarily due to increases in maintenance costs and property taxes at certain centers. Other operating expense increased due to Stamford and increased costs related to marketing and promotion services, which were partially offset by a decrease in the provision for bad debts.

As a result of the foregoing, income of the Unconsolidated Joint Ventures decreased by $0.9 million to $19.7 million for the three months ended September 30, 2008. Our equity in income of the Unconsolidated Joint Ventures was $11.3 million for both for the three months ended September 30, 2008 and 2007.

Net Income

Our income before minority and preferred interests was $27.8 million for the three months ended September 30, 2008, compared to $25.5 million for the three months ended September 30, 2007. After allocation of income to minority and preferred interests, net income allocable to common shareowners for 2008 was $9.2 million compared to $7.8 million in the comparable period in 2007.

Comparison of the Nine Months Ended September 30, 2008 to the Nine Months Ended September 30, 2007

The following table sets forth operating results for the nine months ended September 30, 2008 and September 30, 2007, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

Nine Months Ended September 30, 2008		Nine Months Ended September 30, 2007
CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)
                                                                                                                                             (in millions of dollars)
REVENUES:
Minimum rents	261.6	116.4	239.4	113.1
Percentage rents	7.2	3.6	6.5	3.9
Expense recoveries	178.7	69.1	162.2	69.3
Management, leasing, and development services	10.9		12.4
Other	23.2	5.5	27.4	5.8
Total revenues	481.5	194.6	448.0	192.1

EXPENSES:
Maintenance, taxes, and utilities	138.8	48.6	127.7	49.3
Other operating	56.5	16.0	49.4	14.2
Management, leasing, and development services	6.5		6.7
General and administrative	23.1		21.8
Interest expense	109.0	48.6	95.5	50.4
Depreciation and amortization (2)	107.0	29.4	99.9	29.5
Total expenses	440.8	142.7	400.9	143.4

Gains on land sales and other nonoperating income	3.7	0.6	2.3	1.2
	44.4	52.6	49.3	49.9
Income tax expense	(0.7)
Equity in income of Unconsolidated Joint Ventures (2)	29.0		28.7

Income before minority and preferred interests	72.8		78.0
Minority and preferred interests:
TRG preferred distributions	(1.8)		(1.8)
Minority share of income of consolidated joint ventures	(3.7)		(3.6)
Distributions in excess of minority share of income of consolidated joint ventures	(8.0)		(2.8)
Minority share of income of TRG	(17.9)		(21.8)
Distributions in excess of minority share of income of TRG	(16.3)		(9.9)
Net income	25.1		38.1
Preferred dividends	(11.0)		(11.0)
Net income allocable to common shareowners	14.1		27.1

SUPPLEMENTAL INFORMATION:
EBITDA - 100%	260.4	130.6	244.7	129.7
EBITDA - outside partners' share	(28.8)	(59.2)	(26.0)	(58.8)
Beneficial interest in EBITDA	231.6	71.4	218.7	71.0
Beneficial interest expense	(94.3)	(25.3)	(84.9)	(25.0)
Beneficial income tax expense	(0.7)
Non-real estate depreciation	(2.2)		(2.0)
Preferred dividends and distributions	(12.8)		(12.8)
Funds from Operations contribution	121.6	46.1	118.9	46.0

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

(2)
Amortization of our additional basis in the Operating Partnership included in depreciation and amortization was $3.7 million in both 2008 and 2007. Also, amortization of our additional basis included in equity in income of Unconsolidated Joint Ventures was $1.5 million in both 2008 and 2007.

(3)	Amounts in this table may not add due to rounding.

Consolidated Businesses

Total revenues for the nine months ended September 30, 2008 were $481.5 million, a $33.5 million or 7.5% increase over the comparable period in 2007. Minimum rents increased $22.2 million, primarily due to the October 2007 opening of Partridge Creek, the September 2007 expansion at Twelve Oaks, and The Pier Shops, which we began consolidating in April 2007 upon the acquisition of a controlling interest in the center. Minimum rents also increased due to tenant rollovers and increases in occupancy. Expense recoveries increased primarily due to Partridge Creek, Twelve Oaks, and The Pier Shops, as well as increased recoverable costs at certain centers and an increase in revenue from marketing and promotion services. Management, leasing, and development revenue decreased primarily due to lower revenue on the Songdo development contract, which in the first quarter of 2007 included revenue related to 2006 services. We now expect that management, leasing, and development revenues, less taxes and other related expenses, will be about $6 million for the full year of 2008. Other income decreased primarily due to a decrease in lease cancellation revenue, which was partially offset by increases in parking-related revenue and sponsorship income. During the nine months ended September 30, 2008, we recognized our approximately $3.3 million and $0.9 million share of the Consolidated Businesses’ and Unconsolidated Joint Ventures’ lease cancellation revenue. In late October 2008, we finalized a binding agreement to settle an ongoing dispute with a former tenant and we now expect that our share of total lease cancellation income for the year will be between $9 million and $10 million.

Total expenses were $440.8 million, a $39.9 million or 10.0% increase over the comparable period in 2007. Maintenance, taxes, and utilities expense increased primarily due to Partridge Creek and The Pier Shops, as well as increases in maintenance costs and property taxes at certain centers. Other operating expense increased due to increased pre-development costs, Partridge Creek, and an increase in property management costs. We now expect that pre-development costs for both our domestic and Asia projects will be about $17 million in 2008. General and administrative expense increased primarily due to increased professional fees, compensation, and travel, which were partially offset by decreased bonus expense. Our annual bonus plan is based on the achievement of certain performance criteria, including the level of FFO. In addition, our deferred long-term compensation grants are marked to market quarterly based on our stock price. Interest expense increased primarily due to the January 2008 refinancing at International Plaza, Partridge Creek, and The Pier Shops. Interest expense also increased due to the repurchase of common stock in 2007, the expansion at Twelve Oaks, and the escrowed Macao payment. These increases were partially offset by decreases in floating interest rates. Depreciation expense increased due to Partridge Creek, The Pier Shops, and Twelve Oaks, which were partially offset by changes in depreciable lives of tenant allowances and other assets in connection with early terminations in 2007.

Gains on land sales and other nonoperating income increased primarily due to $2.2 million of gains on land sales and land-related rights in the nine months ended September 30, 2008. This increase was partially offset by a gain on the termination of swaps at International Plaza in 2007. There were no land sales in the nine months ended September 30, 2007. We expect gains on land sales to be under $3 million in 2008.

Unconsolidated Joint Ventures

Total revenues for the nine months ended September 30, 2008 were $194.6 million, a $2.5 million or 1.3% increase from the comparable period in 2007. Minimum rents increased by $3.3 million, primarily due to tenant rollovers, the November 2007 expansion at Stamford, prior year adjustments at Arizona Mills in 2007, and increased income from specialty retailers, which were partially offset by the reduction due to the consolidation of The Pier Shops and decreases due to frictional vacancy on spaces that have begun to open in the second half of the year. Expense recoveries decreased slightly, primarily due to The Pier Shops and decreases due to adjustments in 2007 to prior estimated recoveries at certain centers, which were offset by increased maintenance costs at certain centers, Stamford, and an increase in revenue from marketing and promotion services.

Total expenses decreased by $0.7 million or 0.5%, to $142.7 million for the nine months ended September 30, 2008. Maintenance, taxes, and utilities expense decreased due to The Pier Shops, which was partially offset by increases in maintenance costs at certain centers and Stamford. Other operating expense increased primarily due to Stamford and increased professional fees, which were partially offset by The Pier Shops. Interest expense decreased due to The Pier Shops, which was partially offset by the refinancing at Fair Oaks. Depreciation expense remained relatively flat, with decreases due to The Pier Shops being partially offset by Stamford.

As a result of the foregoing, income of the Unconsolidated Joint Ventures increased by $2.7 million to $52.6 million for the nine months ended September 30, 2008. We had an effective 6% interest in The Pier Shops based on relative equity contributions, prior to our acquisition of a controlling interest in April 2007 (see “Results of Operations – New Development and Acquisitions”). Our equity in income of the Unconsolidated Joint Ventures was $29.0 million, a $0.3 million increase from the comparable period in 2007.

Net Income

Our income before minority and preferred interests was $72.8 million for the nine months ended September 30, 2008, compared to $78.0 million for the nine months ended September 30, 2007. After allocation of income to minority and preferred interests, net income allocable to common shareowners for 2008 was $14.1 million compared to $27.1 million in the comparable period in 2007.

Reconciliation of Net Income Allocable to Common Shareowners to Funds from Operations

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
	(in millions of dollars)
Net income allocable to common shareowners	9.2	7.8	14.1	27.1

Add (less) depreciation and amortization: (1)
Consolidated businesses at 100%	35.5	33.8	107.0	99.9
Minority partners in consolidated joint ventures	(2.9)	(4.2)	(10.4)	(11.9)
Share of unconsolidated joint ventures	5.8	5.9	17.1	17.3
Non-real estate depreciation	(0.7)	(0.7)	(2.2)	(2.0)

Add minority interests:
Minority share of income of TRG	7.4	6.8	17.9	21.8
Distributions in excess of minority share of income of TRG	3.9	3.6	16.3	9.9
Distributions in excess of minority share of income of consolidated joint ventures	1.6	1.8	8.0	2.8

Funds from Operations	59.7	55.0	167.7	164.8

TCO's average ownership percentage of TRG	66.6%	65.9%	66.5%	65.9%

Funds from Operations allocable to TCO	39.8	36.2	111.6	108.7

(1)
Depreciation includes $3.5 million and $2.6 million of mall tenant allowance amortization for the three months ended September 30, 2008 and 2007, respectively, and $10.2 million and $8.1 million for the nine months ended September 30, 2008 and 2007, respectively.

(2)	Amounts in this table may not recalculate due to rounding.

Reconciliation of Net Income to Beneficial Interest in EBITDA

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
	(in millions of dollars)
Net income	12.9	11.5	25.1	38.1

Add (less) depreciation and amortization:
Consolidated businesses at 100%	35.5	33.8	107.0	99.9
Minority partners in consolidated joint ventures	(2.9)	(4.2)	(10.4)	(11.9)
Share of unconsolidated joint ventures	5.8	5.9	17.1	17.3

Add (less) preferred interests, interest expense, and income tax expense:
Preferred distributions	0.6	0.6	1.8	1.8
Interest expense:
Consolidated businesses at 100%	36.0	33.6	109.0	95.5
Minority partners in consolidated joint ventures	(5.0)	(3.7)	(14.7)	(10.6)
Share of unconsolidated joint ventures	8.6	8.4	25.3	25.0
Income tax expense	0.2		0.7

Add minority interests:
Minority share of income of TRG	7.4	6.8	17.9	21.8
Distributions in excess of minority share of income of TRG	3.9	3.6	16.3	9.9
Distributions in excess of minority share of income of consolidated joint ventures	1.6	1.8	8.0	2.8

Beneficial interest in EBITDA	104.6	98.2	302.9	289.6

TCO's average ownership percentage of TRG	66.6%	65.9%	66.5%	65.9%

Beneficial interest in EBITDA allocable to TCO	69.7	64.7	201.6	191.0

(1)	Amounts in this table may not recalculate due to rounding.

Liquidity and Capital Resources

Capital resources are required to maintain our current operations, pay dividends, and fund planned capital spending, future developments, and other commitments and contingencies. Current market conditions have severely limited the availability of new sources of financing and capital, which will clearly have an impact on our ability and the ability of our partners to obtain construction financing for planned new development projects in the near term. However, we are financed with property-specific secured debt and we have no maturities on our current debt until fall 2010, when our share of three loans totaling $264 million mature. In addition, the three loans maturing in 2010 are financed at historically conservative loan to value ratios reflecting only five to eight times current net operating income for the properties. Further, of the $364 million of additional debt that matures in 2011(excluding our lines of credit, which are discussed below), $288 million can be extended at our option to 2013, subject to certain covenants.

As of September 30, 2008, we had a consolidated cash balance of $36.7 million, of which $2.8 million is restricted to specific uses stipulated by our lenders. We also have secured lines of credit of $550 million and $40 million. As of September 30, 2008, the total amount utilized of the $550 million and $40 million lines of credit was $225 million. Both lines of credit mature in February 2011. The $550 million line of credit has a one-year extension option. Twelve banks participate in these facilities. Given the lack of debt maturities until 2010, we believe we have sufficient liquidity from our lines of credit and cash flows from both our consolidated and unconsolidated properties to meet our planned operating, financing and capital needs and commitments during this period.

Operating Activities

Our net cash provided by operating activities was $175.6 million in 2008, compared to $177.2 million in 2007. See also "Results of Operations" for descriptions of 2008 and 2007 transactions affecting operating cash flows.

Investing Activities

Net cash used in investing activities was $89.5 million in 2008 compared to $172.2 million in 2007. Cash used in investing activities was impacted by the timing of capital expenditures, with additions to properties in 2008 and 2007 for the construction of Partridge Creek, the expansion and renovation at Twelve Oaks, the acquisition of land for future development, and our Oyster Bay project, as well as other development activities and capital items. A tabular presentation of 2008 capital spending is shown in “Capital Spending.” In 2008 and 2007, $1.9 million and $2.3 million, respectively, were used to acquire marketable equity securities and other assets. In 2008, we exercised our option to purchase interest in Partridge Creek from the third-party owner for $11.8 million (see “Note 3 – Acquisitions, New Development, and Services -The Mall at Partridge Creek”). In 2007, we purchased a controlling interest in The Pier Shops for $24.5 million, and upon its consolidation we included its $33.4 million balance of cash on our balance sheet. In 2008, a $54.3 million contribution was made related to our acquisition of a 25% interest in The Mall at Studio City. The contribution will be held in escrow until financing for the project is complete (see “Results of Operations – Taubman Asia”). Contributions to Unconsolidated Joint Ventures of $8.9 million and $8.4 million in 2008 and 2007, respectively, were made primarily to fund our initial contribution to University Town Center in 2008 (see “Planned Capital Spending – New Centers”) and the expansions at Stamford and Waterside in both 2008 and 2007.

Sources of cash used in funding these investing activities, other than cash flow from operating activities, included distributions from Unconsolidated Joint Ventures as well as transactions described under “Financing Activities.” Distributions in excess of earnings from Unconsolidated Joint Ventures provided $61.6 million in 2008 and $5.0 million in 2007. The amounts in 2008 included excess proceeds from the Fair Oaks refinancing. Net proceeds from the sale of peripheral land and land-related rights were $5.3 million in 2008. There were no land sales in the first three quarters of 2007. The timing of land sales is variable and proceeds from land sales can vary significantly from period to period.

Financing Activities

Net cash used in financing activities was $96.6 million in 2008, compared to $1.5 million provided by financing activities in 2007. Proceeds from the issuance of debt, net of payments and issuance costs, were $80.4 million in 2008, compared to $214.5 million in 2007. In 2008, a net $3.8 million was received in connection with incentive plans. Repurchases of common stock totaled $100.0 million in 2007. Total dividends and other distributions paid were $178.6 million and $112.1 million in 2008 and 2007, respectively. Distributions to minority and preferred interests in 2008 include $51.3 million of excess proceeds from the refinancing of International Plaza.

Beneficial Interest in Debt

At September 30, 2008, the Operating Partnership's debt and its beneficial interest in the debt of its Consolidated and Unconsolidated Joint Ventures totaled $2,993.9 million with an average interest rate of 5.40% excluding amortization of debt issuance costs and the effects of interest rate cap premiums, and losses on settlement of derivatives used to hedge the refinancing of certain fixed rate debt. These costs are reported as interest expense in the results of operations. Interest expense for the nine months ended September 30, 2008 includes $0.6 million of non-cash amortization relating to acquisitions, or 0.03% of the average all-in rate. Beneficial interest in debt includes debt used to fund development and expansion costs. Beneficial interest in construction work in process totaled $199.4 million as of September 30, 2008, which includes $195.6 million of assets on which interest is being capitalized. Beneficial interest in capitalized interest was $7.5 million for the nine months ended September 30, 2008. The following table presents information about our beneficial interest in debt as of September 30, 2008:

	Amount	Interest Rate Including Spread
	(in millions of dollars)
Fixed rate debt	2,394.0	5.70	% (1)

Floating rate debt:
Swapped through December 2010	162.8	5.01%
Swapped through March 2011	125.0	4.22%
Swapped through October 2012	15.0	5.95%
	302.8	4.73	% (1)
Floating month to month	297.1	3.69	% (1)
Total floating rate debt	599.9	4.22	% (1)

Total beneficial interest in debt	2,993.9	5.40	% (1)

Amortization of financing costs (2)		0.19%
Average all-in rate		5.59%

(1)	Represents weighted average interest rate before amortization of financing costs.
(2)	Financing costs include financing fees, interest rate cap premiums, and losses on settlement of derivatives used to hedge the refinancing of certain fixed rate debt.
(3)	Amounts in table may not add due to rounding.

Sensitivity Analysis

We have exposure to interest rate risk on our debt obligations and interest rate instruments. We use derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. We routinely use cap, swap, treasury lock, and rate lock agreements to meet these objectives. Based on the Operating Partnership's beneficial interest in debt subject to floating rates in effect at September 30, 2008 and 2007, a one percent increase or decrease in interest rates on this floating rate debt would decrease or increase annual cash flows by approximately $3.0 million and $3.2 million, respectively, and, due to the effect of capitalized interest, annual earnings by approximately $2.7 million and $2.8 million, respectively. Based on our consolidated debt and interest rates in effect at September 30, 2008 and 2007, a one percent increase in interest rates would decrease the fair value of debt by approximately $118.0 million and $124.4 million, respectively, while a one percent decrease in interest rates would increase the fair value of debt by approximately $125.8 million and $133.6 million, respectively.

Contractual Obligations

In conducting our business, we enter into various contractual obligations, including those for debt, capital leases for property improvements, operating leases for land and office space, purchase obligations (primarily for construction), and other long-term commitments. Disclosure of these items is contained in our Annual Report on Form 10-K. Updates of the 10-K disclosures for debt obligations and planned capital spending, which can vary significantly from period to period, as of September 30, 2008 are provided in the table below:

	Payments Due by Period for Consolidated Businesses at 100%
	Total	Less than 1 year (2008)	1-3 years (2009-2010)	3-5 years (2011-2012)	More than 5 years (2013+)
	(in millions of dollars)
Debt (1)	2,784.2	3.5	226.9	645.2	1,908.6
Interest payments (1)	827.3	38.0	298.9	217.9	272.5
Purchase obligations -
Planned capital spending (2)	42.9	42.9

(1)
The settlement periods for debt do not consider extension options. Amounts relating to interest on floating rate debt are calculated based on the debt balances and interest rates as of September 30, 2008.

(2)	As of September 30, 2008, we were contractually liable for $20.0 million of this planned spending. See "Planned Capital Spending" for detail regarding planned funding.
(3)	Amounts in this table may not add due to rounding.

Loan Commitments and Guarantees

Certain loan agreements contain various restrictive covenants, including a minimum net worth requirement, minimum interest coverage ratios, a maximum payout ratio on distributions, a minimum debt yield ratio, a minimum fixed charges coverage ratio, and a maximum leverage ratio, the latter being the most restrictive. We are in compliance with all of our covenants as of September 30, 2008. The maximum payout ratio on distributions covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain our tax status, pay preferred distributions, and for distributions related to the sale of certain assets.

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

Capital Spending

New Centers

In May 2008, we announced that we had entered into agreements to jointly develop University Town Center, a regional mall in Sarasota, Florida. The 0.9 million square foot shopping center will be part of a mixed-use development anchored by Nordstrom, Neiman Marcus, and Macy's. We will own a 25% interest in the center and we expect our share of development costs to be approximately $90 million, with a stabilized return on our investment of 8.5% to 9%. The partnership is preparing to close on the purchase of the land and begin construction in the next few months. Assuming this occurs as expected, we would expect the center to open in November 2010. The partnership is working with a number of banks on construction financing. If financing can not be secured with desirable terms, the partnership is planning to self-fund the project.

We are finalizing a development agreement regarding City Creek Center, a mixed-use project in Salt Lake City, Utah. The 0.7 million square foot retail component of the project will include Macy’s and Nordstrom as anchors. In April 2008, we received approval for the important pedestrian bridge that links the retail component and encourages circulation throughout the project. This was a significant step toward final design approval, and the project is expected to open in spring 2012. We have been a consultant throughout the planning process for this project and are finalizing agreements to develop, manage, lease, and own the retail space under a participating lease. When we have finalized these complex agreements, we will provide the anticipated costs and returns. Meanwhile, construction is progressing and we are leasing space.

In June 2007, the Supreme Court of the State of New York (Suffolk County) affirmed that the Town of Oyster Bay had not provided a basis to deny our application to build our Oyster Bay project in Syosset, Long Island, New York. In September 2007, the Oyster Bay Town Board adopted a resolution citing its reasons for denying our application for a special use permit and submitted it to the Court. We responded with a motion asking the Court to order the town to issue the permit. In June 2008, the Supreme Court ordered the Town of Oyster Bay to immediately issue a special use permit. Subsequently in June of 2008, the Town filed a notice of appeal regarding the court’s decision. We have filed a motion to expedite the appeal process, which was granted in July 2008. In addition, we were also granted a preference for oral argument, which is also expected to shorten the appeal process. As a result, we are hopeful the appeal process can be concluded in early 2009, clearing the way to start the long-delayed construction of the center. From the start of construction, it is less than a two year process to build the mall. We continue to be confident that it is probable we will prevail and build the mall, which has over 60% of the space committed and will be anchored by Neiman Marcus, Nordstrom, and Barneys New York. However, if we are ultimately unsuccessful, it is anticipated that the recovery on this asset would be significantly less than our current investment. We previously anticipated spending approximately $500 million on the project and receiving an approximate 7% return. We will update these numbers once we know the final construction schedule and when the source and cost of financing and other considerations are known. Our investment in this project as of September 30, 2008 was $153 million. With capitalized interest, storage costs, leasing, and other ongoing expenditures, we expect our investment to increase $3 million to $4 million each quarter. If we were to determine for any period that sufficient development activities were not underway to permit capitalization of interest and other carrying costs, these costs, which comprise the majority of the quarterly spending, would be expensed as incurred.

In January 2007, we acquired land for future development in North Atlanta, Georgia. We are making progress on the development of this land and two adjoining parcels, which are currently under our option, as a significant mixed use project. The project would include about 1.4 million square feet of retail, 900,000 square feet of office, 875 residential units, and 500 hotel rooms.

See “Results of Operations – Taubman Asia” regarding the status of our involvement in The Mall at Studio City and Songdo.

2008 Capital Spending

Capital spending for routine maintenance of the shopping centers is generally recovered from tenants. Capital spending through September 30, 2008 is summarized in the following table:

	2008 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions of dollars)
New Development Projects:
Pre-construction development activities (2)	15.5	15.5
New centers (3)	3.6	3.6	6.5	4.0

Existing Centers:
Renovation projects with incremental GLA and/or anchor replacement	5.9	5.0	17.5	6.7
Renovations with no incremental GLA effect and other	1.0	0.7	6.2	4.2
Mall tenant allowances (4)	6.0	5.6	7.3	4.4
Asset replacement costs reimbursable by tenants	4.2	3.8	4.8	2.6

Corporate office improvements and equipment (5)	3.8	3.8

Additions to properties	39.9	38.0	42.4	21.9

(1)	Costs are net of intercompany profits and are computed on an accrual basis.
(2)	Primarily includes costs related to Oyster Bay. Excludes $54 million escrow deposit paid in 2008 relating to the Macao project.
(3)	Includes costs related to Partridge Creek and University Town Center.
(4)	Excludes initial lease-up costs.
(5)	Includes U.S. and Asia offices.
(6)	Amounts in this table may not add due to rounding.

For the nine months ended September 30, 2008, in addition to the costs above, we incurred our $4.7 million share of Consolidated Businesses’ and $1.1 million share of Unconsolidated Joint Ventures’ capitalized leasing costs.

The following table presents a reconciliation of the Consolidated Businesses’ capital spending shown above (on an accrual basis) to additions to properties (on a cash basis) as presented in our Consolidated Statement of Cash Flows for the nine months ended September 30, 2008:

(in millions of dollars)

Consolidated Businesses’ capital spending	39.9
Differences between cash and accrual basis	39.5
Cash basis additions to properties	79.4

Planned 2008 Capital Spending

The following table summarizes planned capital spending for 2008, excluding acquisitions as well as costs related to our Macao project and projects or expansions for which budgets have not yet been approved by the Board of Directors:

	2008 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions of dollars)
New development projects (2)	25.5	25.5	35.0	18.0
Existing centers (3)	53.3	48.7	57.4	40.3
Corporate office improvements and equipment (4)	4.0	4.0
Total	82.8	78.2	92.4	58.3

(1)	Costs are net of intercompany profits.
(2)	Primarily includes costs related to Oyster Bay and University Town Center. Excludes $54 million escrow deposit paid in 2008 relating to the Macao project.
(3)	Primarily includes costs related to the renovation at Fairlane, mall tenant allowances, and asset replacement costs reimbursable by tenants.
(4)	Includes U.S. and Asia offices.
(5)	Amounts in this table may not add due to rounding.

Estimates of future capital spending include only projects approved by our Board of Directors and, consequently, estimates will change as new projects are approved. Costs of potential development projects, including our exploration of development possibilities in Asia, are expensed until we conclude that it is probable that the project will reach a successful conclusion. We are currently capitalizing costs on our projects in Salt Lake City and Sarasota, although it may be year end before the final agreements on the City Creek Center project are executed due to their complexity. As of September 30, 2008, the combined capitalized costs of these projects were $5.8 million.

Disclosures regarding planned capital spending, including estimates regarding capital expenditures, occupancy, and returns on new developments are forward-looking statements and certain significant factors could cause the actual results to differ materially, including but not limited to (1) actual results of negotiations with anchors, tenants, and contractors, (2) timing and outcome of litigation and entitlement processes, (3) changes in the scope, number, and valuation of projects, (4) cost overruns, (5) timing of expenditures, (6) availability of and cost of financing and other financing considerations, (7) actual time to start construction and complete projects, (8) changes in economic climate, (9) competition from others attracting tenants and customers, (10) increases in operating costs, (11) timing of tenant openings, and (12) early lease terminations and bankruptcies.

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

On September 3, 2008 we declared a quarterly dividend of $0.415 per common share that was paid on October 20, 2008 to shareowners of record on September 30, 2008. The Board of Directors also declared a quarterly dividend of $0.50 per share on our 8% Series G Cumulative Redeemable Preferred Stock and a quarterly dividend of $0.4765625 per share on our 7.625% Series H Cumulative Redeemable Preferred Stock, each paid on September 30, 2008 to shareowners of record on September 19, 2008.

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

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

Refer to “Note 8 – Commitments and Contingencies” to our consolidated financial statements relating to the Blue Back Square project. There were no material developments regarding this litigation during the quarter ended September 30, 2008.

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

TAUBMAN CENTERS, INC.
Date: November 3, 2008	By: /s/ Lisa A. Payne
Lisa A. Payne
Vice Chairman, Chief Financial Officer, and Director (Principal Financial Officer)