Form 10-K
period 2008-12-31
TAUBMAN CENTERS INC
filed 2009-02-24
CIK 890319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _________________
Commission File Number 1-11530

TAUBMAN CENTERS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan	38-2033632
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 East Long Lake Road, Suite 300
Bloomfield Hills, Michigan	48304-2324
(Address of principal executive office)	(Zip Code)

Registrant's telephone number, including area code:	(248) 258-6800

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Common Stock,	New York Stock Exchange
$0.01 Par Value

8% Series G Cumulative	New York Stock Exchange
Redeemable Preferred Stock,
No Par Value

7.625% Series H Cumulative	New York Stock Exchange
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
Large Accelerated Filer    ☒     Accelerated Filer   ☐         Non-Accelerated Filer    ☐     Smaller reporting company  ☐
                (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the 51,850,290 shares of Common Stock held by non-affiliates of the registrant as of June 30, 2008 was $2.5 billion, based upon the closing price $48.65 per share on the New York Stock Exchange composite tape on June 30, 2008. (For this computation, the registrant has excluded the market value of all shares of its Common Stock held by directors of the registrant and certain other shareholders; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.)  As of February 23, 2009, there were outstanding 53,044,236 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders meeting to be held in 2009 are incorporated by reference into Part III.

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

The Company

Taubman Centers, Inc. (TCO) is a Michigan corporation that operates as a self-administered and self-managed real estate investment trust (REIT). The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG) is a majority-owned partnership subsidiary of TCO, which owns direct or indirect interests in all of our real estate properties. In this report, the terms "we", "us" and "our" refer to TCO, the Operating Partnership, and/or the Operating Partnership's subsidiaries as the context may require.

We own, lease, develop, acquire, dispose of, and operate regional and super-regional shopping centers. Our portfolio as of December 31, 2008 included 23 urban and suburban shopping centers in ten states. The Consolidated Businesses consist of shopping centers and entities that are controlled by ownership or contractual agreements, The Taubman Company LLC (Manager), and Taubman Properties Asia LLC and its subsidiaries (Taubman Asia). See the table on pages 16 and 17 of this report for information regarding the centers.

Taubman Asia, which is the platform for our expansion into the Asia-Pacific region, is headquartered in Hong Kong.

We operate as a  REIT under the Internal Revenue Code of 1986, as amended (the Code). In order to satisfy the provisions of the Code applicable to REITs, we must distribute to our shareowners at least 90% of our REIT taxable income prior to net capital gains and meet certain other requirements. The Operating Partnership's partnership agreement provides that the Operating Partnership will distribute, at a minimum, sufficient amounts to its partners such that our pro rata share will enable us to pay shareowner dividends (including capital gains dividends that may be required upon the Operating Partnership's sale of an asset) that will satisfy the REIT provisions of the Code.

Recent Developments

For a discussion of business developments that occurred in 2008, see "Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)."

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

•
range in size between 282,000 and 1.6 million square feet of GLA and between 197,000 and 636,000 square feet of Mall GLA. The smallest center has approximately 60 stores, and the largest has over 200 stores. Of the 23 centers, 18 are super-regional shopping centers;

•	have approximately 3,000 stores operated by their mall tenants under approximately 900 trade names;

•	have 68 anchors, operating under 15 trade names;

•
lease over 90% of Mall GLA to national chains, including subsidiaries or divisions of The Gap (Gap, Gap Kids/Baby Gap, Banana Republic, Old Navy, and others), Forever 21 (Forever 21, For Love 21, XXI Forever, and others), and Limited Brands (Bath & Body Works/White Barn Candle, Pink, Victoria's Secret, and others); and

•
are among the most productive (measured by mall tenants' average sales per square foot) in the United States. In 2008, mall tenants reported average sales per square foot of $539, which is higher than the average for all regional shopping centers owned by public companies.

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

Our portfolio is concentrated in highly productive super-regional shopping centers. Of our 23 centers, 21 had annual rent rolls at December 31, 2008 of over $10 million. We believe that this level of productivity is indicative of the centers' strong competitive positions and is, in significant part, attributable to our business strategy and philosophy. We believe that large shopping centers (including regional and especially super-regional shopping centers) are the least susceptible to direct competition because (among other reasons) anchors and large specialty retail stores do not find it economically attractive to open additional stores in the immediate vicinity of an existing location for fear of competing with themselves. In addition to the advantage of size, we believe that the centers' success can be attributed in part to their other physical characteristics, such as design, layout, and amenities.

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

Our leasing strategy involves assembling a diverse mix of mall tenants in each of the centers in order to attract customers, thereby generating higher sales by mall tenants. High sales by mall tenants make the centers attractive to prospective tenants, thereby increasing the rental rates that prospective tenants are willing to pay. We implement an active leasing strategy to increase the centers' productivity and to set minimum rents at higher levels. Elements of this strategy include renegotiating existing leases and not leasing space to prospective tenants that (though viable or attractive in certain ways) would not enhance a center's retail mix.

In 2005, we began a new leasing strategy to have our tenants pay a fixed charge rather than pay their share of common area maintenance (CAM) costs, allowing the retailer greater predictability for a modest premium. From a financial perspective, our analysis shows the premium will balance our additional risk. Over time there will be significantly less matching of CAM income with CAM expenditures, which can vary considerably from period to period. Approximately 32% of leases in our portfolio as of December 31, 2008 have fixed CAM provisions.

Potential For Growth

Our principal objective is to enhance shareowner value. We seek to maximize the financial results of our core assets, while also pursuing a growth strategy that primarily has included an active new center development program. However, the current recession and difficult capital markets have severely impacted certain of our planned development projects and the potential, in the short term, for new projects. We have reduced and or eliminated spending on development projects by slowing down or by putting projects on hold both in the U.S. and Asia. Consistent with this reduction, in January 2009, we went through the process of downsizing our organization, reducing our overall workforce by about 40 positions. See “MD&A – Results of Operations – Subsequent Event” for further information. This primarily impacted the areas that directly or indirectly support these development initiatives. We believe the company is now right sized to efficiently pursue targeted growth opportunities in this environment, while ensuring we have sufficient support within all of our teams to maintain the strength of our core assets. Although we expect lower revenues and occupancy in 2009, we have a strong balance sheet and no debt maturities until fall 2010. We do not know when the economic downturn will end, but we believe the regional mall business will continue to prove its resiliency and its unique value proposition to the customer. See “MD&A – Results of Operations – Overall Summary of Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more details.

Internal Growth

We expect that over time the majority of our future growth will come from our existing core portfolio and business. We have always had a culture of intensively managing our assets and maximizing the rents from tenants.

As noted in “Business Strategy and Philosophy” above in detail, our core business strategy is to maintain a portfolio of properties that deliver above-market profitable growth by providing targeted retailers with the best opportunity to do business in each market and targeted shoppers with the best local shopping experience for their needs.

New Centers

We have finalized the majority of the agreements, subject to certain conditions, regarding City Creek Center, a mixed-use project in Salt Lake City, Utah and continue to work toward a 2012 opening. In January 2009, we received an unfavorable ruling from the Appellate Division of the Supreme Court of the State of New York (Suffolk County) in relation to our Oyster Bay project in Syosset, Long Island, New York, which we expect will significantly delay the project. Due to the current economic and retail environment, in December 2008 we announced that our University Town Center project in Sarasota, Florida has been put on hold. Although we continue to believe it should be a very attractive opportunity longer term, we do not know if or when we will acquire an interest in the land and move forward with the project. In 2008, we recognized impairment charges related to the Oyster Bay and Sarasota projects. Although we have reduced our planned predevelopment activities for 2009, we continue to work on and evaluate various development possibilities for new centers both in the United States and Asia.

     See “MD&A – Results of Operations – Taubman Asia” regarding information on the Songdo and Macao projects, “MD&A – Liquidity and Capital Resources – Capital Spending” regarding additional information on City Creek Center, and “MD&A – Results of Operations – Impairment Charges” regarding additional information on the impairment charges related to the Oyster Bay and Sarasota projects.

 We generally do not intend to acquire land early in the development process. Instead, we generally acquire options on land or form partnerships with landowners holding potentially attractive development sites. We typically exercise the options only once we are prepared to begin construction. The pre-construction phase for a regional center typically extends over several years and the time to obtain anchor commitments, zoning and regulatory approvals, and public financing arrangements can vary significantly from project to project. In addition, we do not intend to begin construction until a sufficient number of anchor stores have agreed to operate in the shopping center, such that we are confident that the projected tenant sales and rents from Mall GLA are sufficient to earn a return on invested capital in excess of our cost of capital. Having historically followed these principles, our experience indicates that, on average, less than 10% of the costs of the development of a regional shopping center will be incurred prior to the construction period. However, no assurance can be given that we will continue to be able to so limit pre-construction costs.

While we will continue to evaluate development projects using criteria, including financial criteria for rates of return, similar to those employed in the past, no assurances can be given that the adherence to these criteria will produce comparable results in the future. In addition, the costs of shopping center development opportunities that are explored but ultimately abandoned will, to some extent, diminish the overall return on development projects taken as a whole. See "MD&A – Liquidity and Capital Resources – Capital Spending" for further discussion of our development activities.

Strategic Acquisitions

Given the current economic conditions there may be opportunities to acquire existing centers, or interests in existing centers, from other companies at attractive prices. Our objective is to acquire existing centers only when they are compatible with the quality of our portfolio (or can be redeveloped to that level). We also may acquire additional interests in centers currently in our portfolio. We plan to carefully evaluate our future capital needs along with our strategic plans and pricing requirements.

Expansions of the Centers

Another potential element of growth over time is the strategic expansion of existing properties to update and enhance their market positions, by replacing or adding new anchor stores or increasing mall tenant space. Most of the centers have been designed to accommodate expansions. Expansion projects can be as significant as new shopping center construction in terms of scope and cost, requiring governmental and existing anchor store approvals, design and engineering activities, including rerouting utilities, providing additional parking areas or decking, acquiring additional land, and relocating anchors and mall tenants (all of which must take place with a minimum of disruption to existing tenants and customers).

In September 2007, a 165,000 square foot Nordstrom opened at Twelve Oaks Mall (Twelve Oaks) along with approximately 97,000 square feet of additional new store space. In 2008, Macy’s renovated its store and added 60,000 square feet of store space.

A lifestyle component addition to Stamford Town Center (Stamford), on the site once occupied by Filene’s Department store, opened in November 2007. The project consists of a mix of signature retail and restaurant offerings, creating significantly greater visibility to the city and much needed pedestrian access to the center. In addition, we renovated the seventh level in 2007, adding a 450-seat food court and interactive children’s play area. The food court tenants opened in early 2008.

Construction was completed on an expansion and renovation of tenant space at Waterside Shops (Waterside) in 2006. In addition, Nordstrom joined the center as an anchor in November 2008 and an expansion and full renovation of the current anchor, Saks Fifth Avenue, was completed in the second half of 2008.

See “MD&A – Results of Operations – Openings, Expansions and Renovations, and Acquisitions” for information regarding recent development, acquisition, and expansion and renovation activities that have been completed.

Third-Party Management, Leasing, and Development Services

We have several current and potential projects in the United States and Asia that contribute or may contribute in the future to our third-party revenue results.

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

We have also entered into agreements to provide services related to projects in Asia. See “MD&A – Results of Operations – Taubman Asia” for more information. Also see “Risk Factors” regarding risks related to our international activities.

In addition, we have finalized the majority of agreements, subject to certain conditions, regarding City Creek Center, a mixed-use project in Salt Lake City, Utah. Under the agreements, we would provide development, leasing, and management services and be an investor in this project under a participating lease structure. The center is expected to open in 2012.

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

Rental Rates

As leases have expired in the centers, we have generally been able to rent the available space, either to the existing tenant or a new tenant, at rental rates that are higher than those of the expired leases. Generally, center revenues have increased as older leases rolled over or were terminated early and replaced with new leases negotiated at current rental rates that were usually higher than the average rates for existing leases. In periods of increasing sales, rents on new leases will generally tend to rise. In periods of slower growth or declining sales, as we are experiencing now, rents on new leases will grow more slowly or will decline for the opposite reason, as tenants' expectations of future growth become less optimistic.

The following tables contain certain information regarding per square foot minimum rent in our Consolidated Businesses and Unconsolidated Joint Ventures at the comparable centers (centers that had been owned and open for the current and preceding year):

	2008	2007	2006	2005	2004
Average rent per square foot:
Consolidated Businesses	$44.58	$43.39	$42.77	$41.41	$40.98
Unconsolidated Joint Ventures	44.60	41.89	41.03	42.28	42.09
Opening base rent per square foot:
Consolidated Businesses	$53.74	$53.35	$41.25	$42.38	$44.35
Unconsolidated Joint Ventures	55.26	48.05	42.98	44.90	44.67
Square feet of GLA opened:
Consolidated Businesses	659,681	885,982	1,007,419	682,305	688,020
Unconsolidated Joint Ventures	439,820	394,316	306,461	400,477	337,679
Closing base rent per square foot:
Consolidated Businesses	$46.22	$45.39	$39.57	$40.59	$44.54
Unconsolidated Joint Ventures	47.99	48.63	42.49	44.26	51.40
Square feet of GLA closed:
Consolidated Businesses	735,550	807,899	911,986	650,701	499,098
Unconsolidated Joint Ventures	434,432	345,122	246,704	366,932	280,393
Releasing spread per square foot:
Consolidated Businesses	$7.52	$7.96	$1.68	$1.79	$(0.19)
Unconsolidated Joint Ventures	7.27	(0.58)	0.49	0.64	(6.73)

The spread between opening and closing rents may not be indicative of future periods, as this statistic is not computed on comparable tenant spaces, and can vary significantly from period to period depending on the total amount, location, and average size of tenant space opening and closing in the period. Openings in 2008 and 2007 were generally negotiated in a rising sales environment. Although the releasing spread per square foot of the Unconsolidated Joint Ventures in 2007 was adversely impacted by the opening of large tenant spaces. Rents on stores opening in 2004 were generally negotiated in a decreasing sales environment.

Lease Expirations

The following table shows scheduled lease expirations for mall tenants based on information available as of December 31, 2008 for the next ten years for all owned centers in operation at that date:

Lease Expiration Year	Number of Leases Expiring	Leased Area in Square Footage	Annualized Base Rent Under Expiring Leases (in thousands of dollars)	Annualized Base Rent Under Expiring Leases Per Square Foot	Percent of Total Leased Square Footage Represented by Expiring Leases
2009	(1)	161	412,955	15,037	$36.41	3.5%
2010		242	653,961	26,501	40.52	5.5
2011		428	1,362,876	51,948	38.12	11.5
2012		325	1,312,034	52,457	39.98	11.1
2013		324	1,381,436	49,797	36.05	11.7
2014		246	925,887	34,998	37.80	7.8
2015		269	1,002,619	38,658	38.56	8.5
2016		297	1,052,897	41,275	39.20	8.9
2017		338	1,357,747	59,403	43.75	11.5
2018		226	1,014,672	46,427	45.76	8.6

(1)	Excludes leases that expire in 2009 for which renewal leases or leases with replacement tenants have been executed as of December 31, 2008, except for Arizona Mills, which is not managed by us.

We believe that the information in the table is not necessarily indicative of what will occur in the future because of several factors, but principally because of early lease terminations at the centers. For example, the average remaining term of the leases that were terminated during the period 2003 to 2008 was approximately two years. The average term of leases signed during 2008 and 2007 was approximately seven years.

In addition, mall tenants at the centers may seek the protection of the bankruptcy laws, which could result in the termination of such tenants' leases and thus cause a reduction in cash flow. In 2008, tenants representing 2.5% of leases filed for bankruptcy during this period compared to 0.5% in 2007. In 2009, indicators point toward a higher level of bankruptcies due to the current economic environment. This statistic has ranged from 0.4% to 4.5% since we went public in 1992. Since 1991, the annual provision for losses on accounts receivable has been less than 2% of annual revenues.

Occupancy

Occupancy statistics include value center anchors. The 2008 and 2007 statistics for comparable centers exclude The Mall at Partridge Creek (Partridge Creek), which opened in October 2007, and The Pier Shops at Caesars (The Pier Shops) which began opening in phases in June 2006. Additionally, 2006, 2005, and 2004 also exclude Waterside, which was renovated and expanded in 2006, Northlake Mall, which opened in 2005 and Woodland, which was sold in 2005.

	2008	2007	2006	2005	2004
All Centers:
Leased space	91.7%	93.8%	92.5%	91.7%	90.7%
Ending occupancy	90.3	91.2	91.3	90.0	89.6
Average occupancy	90.3	90.0	89.2	88.9	87.4

Comparable Centers:
Leased space	91.8%	93.8%	92.4%	91.5%	90.7%
Ending occupancy	90.3	91.5	91.3	90.2	89.6
Average occupancy	90.4	90.3	89.1	89.1	87.4

Major Tenants

No single retail company represents 10% or more of our Mall GLA or revenues. The combined operations of The Gap, Inc. accounted for less than 4% of Mall GLA as of December 31, 2008 and less than 4% of 2008 minimum rent. No other single retail company accounted for more than 3.5% of Mall GLA as of December 31, 2008 or 3% of 2008 minimum rent.

The following table shows the ten mall  tenants who occupy the most space at our centers and their square footage as of December 31, 2008:

Tenant	# of Stores	Square Footage	% of Mall GLA
The Gap (Gap, Gap Kids/Baby Gap, Banana Republic, Old Navy, and others)	46	387,628	3.5%
Forever 21 (Forever 21, For Love 21, XXI Forever, and others)	31	351,443	3.2
Limited Brands (Bath & Body Works/White Barn Candle, Pink, Victoria's Secret, and others)	43	278,190	2.5
Abercrombie & Fitch (Abercrombie, Abercrombie & Fitch, Hollister, Ruehl and others)	38	277,963	2.5
Foot Locker (Foot Locker, Lady Foot Locker, Champs Sports, Foot Action USA, and others)	46	208,572	1.9
Ann Taylor (Ann Taylor, Ann Taylor Loft)	34	196,249	1.8
Williams-Sonoma (Williams-Sonoma, Pottery Barn, Pottery Barn Kids)	25	190,081	1.7
Talbots (Talbots, J. Jill, Talbots Woman, Talbots Petites)	31	178,725	1.6
H&M	10	175,351	1.6
Express (Express, Express Men)	19	171,230	1.6

Competition

There are numerous shopping facilities that compete with our properties in attracting retailers to lease space.  We compete with other major real estate investors with significant capital for attractive investment opportunities.  See “Risk Factors” for further details of our competitive business.

Seasonality

The regional shopping center industry is seasonal in nature, with mall tenant sales highest in the fourth quarter due to the Christmas season, and with lesser, though still significant, sales fluctuations associated with the Easter holiday and back-to-school period. See “MD&A– Seasonality” for further discussion.

Environmental Matters

See “Risk Factors” regarding discussion of environmental matters.

Personnel

We have engaged the Manager to provide real estate management, acquisition, development, leasing, and administrative services required by us and our properties in the United States. Taubman Asia Management Limited (TAM) provides similar services for Taubman Asia.

As of December 31, 2008, the Manager and TAM had 611 full-time employees. The following table provides a breakdown of employees by operational areas as of December 31, 2008:

Number of Employees
Center Operations	228
Property Management	154
Financial Services	69
Leasing and Tenant Coordination	62
Development	31
Other	67
Total	611

In January 2009, in response to a decreased level of active projects due to the downturn in the economy, we reduced our workforce by about 40 positions, primarily in areas that directly or indirectly affect our development initiatives in the U.S. and Asia. See “MD&A – Results of Operations – Subsequent Event” for further information.

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

Such factors include:

•
changes in the national, regional, and/or local economic and geopolitical climates, which as in the current severe economic environment, may significantly impact our anchors, tenants and prospective customers of our shopping centers;

•
changes in sales performance of our centers, which over the long term, are the single most important determinant of revenues of the shopping centers because mall tenants provide approximately 90% of these revenues and because mall tenant sales determine the amount of rent, percentage rent, and recoverable expenses that mall tenants can afford to pay;

•
availability and cost of financing, which may significantly reduce our ability to obtain financing or refinance existing debt at current amounts or rates or may affect our ability to finance improvements to a property;

•	decreases in other operating income, including sponsorship, garage and other income;

•	increases in operating costs;

•	the public perception of the safety of customers at our shopping centers;

•	legal liabilities;

•	changes in government regulations; and

•	changes in real estate zoning and tax laws.

In addition, the value and performance of our shopping centers may be adversely affected by certain other factors discussed below including the recent global economic and financial market crisis, the current state of the capital markets, unscheduled closings or bankruptcies of our tenants, competition, uninsured losses, and environmental liabilities.

The recent global economic and financial market crisis has had and may continue to have a negative effect on our business and operations.

The recent global economic and financial market crisis has caused, among other things, a significant tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer and business spending, and lower consumer confidence and net worth, all of which has had and may continue to have a negative effect on our business, results of operations, financial condition and liquidity. Many of our tenants have been affected by the current economic turmoil. We expect that the economy will continue to strain the resources of our tenants and their customers. The timing and nature of any recovery in the credit and financial markets remains uncertain, and there can be no assurance that market conditions will improve in the near future or that our results will not continue to be adversely affected. Such conditions make it very difficult to forecast operating results, make business decisions and identify and address material business risks. The foregoing conditions may also impact the valuation of certain long-lived or intangible assets that are subject to impairment testing, potentially resulting in impairment charges, which may be material to our financial condition or results of operations. In 2008, we recognized an impairment charge of $8.3 million related to our Sarasota project, which was put on hold due to the current economic and retail environment (see “MD&A – Results of Operations – Impairment Charges”).

Capital markets are currently experiencing a period of disruption and instability, which has had and could continue to have a negative impact on the availability and cost of capital.

The general disruption in the U.S. capital markets has impacted the broader worldwide financial and credit markets and reduced the availability of debt and equity capital for the market as a whole. These global conditions could persist for a prolonged period of time or worsen in the future. Our ability to access the capital markets may be restricted at a time when we would like, or need, to access those markets, which could have an impact on our flexibility to react to changing economic and business conditions. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition, results of operations and our ability to obtain and manage our liquidity. In addition, the cost of debt financing and the proceeds of equity financing may be materially adversely impacted by these market conditions.

Credit market developments may reduce availability under our credit agreements.

Due to the current volatile state of the credit markets, there is risk that lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments, including but not limited to: extending credit up to the maximum permitted by a credit facility and/or honoring loan commitments. Twelve banks participate in our $550 million line of credit and the failure of one bank to fund a draw on our line does not negate the obligation of the other banks to fund their pro-rata share. In October 2008 we borrowed $35 million on this credit facility, which was funded by all participating banks. However, if our lenders fail to honor their legal commitments under our credit facilities, it could be difficult in the current environment to replace our credit facilities on similar terms. Although we believe that our operating cash flow, access to capital markets, two unencumbered center properties and existing credit facilities will give us the ability to satisfy our liquidity needs at least until fall 2010, when our $264 million beneficial share of three loans mature, the failure of the lenders under our credit facilities may impact our ability to finance our operating or investing activities.

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

We compete with other major real estate investors with significant capital for attractive investment opportunities. These competitors include other REITs, investment banking firms and private institutional investors. This competition may impair our ability to make suitable property acquisitions on favorable terms in the future.

The bankruptcy or early termination of our tenants and anchors could adversely affect us.

We could be adversely affected by the bankruptcy or early termination of tenants and anchors. The bankruptcy of a mall tenant could result in the termination of its lease, which would lower the amount of cash generated by that mall. In addition, if a department store operating as an anchor at one of our shopping centers were to go into bankruptcy and cease operating, we may experience difficulty and delay in replacing the anchor. In addition, the anchor’s closing may lead to reduced customer traffic and lower mall tenant sales. As a result, we may also experience difficulty or delay in leasing spaces in areas adjacent to the vacant anchor space. The early termination of mall tenants or anchors for reasons other than bankruptcy could have a similar impact on the operations of our centers.

The bankruptcy of our joint venture partners could adversely affect us.

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

•
occupancy rates and rents, as well as occupancy costs and expenses, at a completed project may not meet our projections, and the costs of development activities that we explore but ultimately abandon will, to some extent, diminish the overall return on our completed development projects.

We are engaged in development and service activities in Macao and South Korea and are evaluating other investment opportunities in international markets. These activities are subject to risks that may reduce our financial return. In addition to the general risks related to development and acquisition activities described in the preceding section, our international activities are subject to unique risks, including:

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

Although our international activities are currently limited in their scope, to the extent that we expand them, these risks could increase in significance and adversely affect our financial returns on international projects and services and overall financial condition. We have put in place policies, practices, and systems for mitigating some of these international risks, although we cannot provide assurance that we will be entirely successful in doing so.

Some of our potential losses may not be covered by insurance.

We carry liability, fire, flood, earthquake, extended coverage and rental loss insurance on each of our properties. We believe the policy specifications and insured limits of these policies are adequate and appropriate. There are, however, some types of losses, including lease and other contract claims, that generally are not insured. If an uninsured loss or a loss in excess of insured limits occurs, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. If this happens, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property.

In November 2002, Congress passed the “Terrorism Risk Insurance Act of 2002” (TRIA), which required insurance companies to offer terrorism coverage to all existing insured companies for an additional cost. As a result, our property insurance policies are currently provided without a sub-limit for terrorism, eliminating the need for separate terrorism insurance policies.

In 2007, Congress extended the expiration date of TRIA by seven years to December 31, 2014. There are specific provisions in our loans that address terrorism insurance. Simply stated, in most loans, we are obligated to maintain terrorism insurance, but there are limits on the amounts we are required to spend to obtain such coverage. If a terrorist event occurs, the cost of terrorism insurance coverage would be likely to increase, which could result in our having less coverage than we have currently. Our inability to obtain such coverage or to do so only at greatly increased costs may also negatively impact the availability and cost of future financings.

We may be subject to liabilities for environmental matters.

All of the centers presently owned by us (not including option interests in certain pre-development projects) have been subject to environmental assessments. We are not aware of any environmental liability relating to the centers or any other property in which we have or had an interest (whether as an owner or operator) that we believe would have a material adverse effect on our business, assets, or results of operations. No assurances can be given, however, that all environmental liabilities have been identified by us or that no prior owner or operator, or any occupant of our properties has created an environmental condition not known to us. Moreover, no assurances can be given that (1) future laws, ordinances, or regulations will not impose any material environmental liability or that (2) the current environmental condition of the centers will not be affected by tenants and occupants of the centers, by the condition of properties in the vicinity of the centers (such as the presence of underground storage tanks), or by third parties unrelated to us.

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

Even if we qualify as a REIT for federal income tax purposes, we will be required to pay certain federal, state, local and foreign taxes on our income and property. For example, we will be subject to income tax to the extent we distribute less than 100% of our REIT taxable income, including capital gains. Moreover, if we have net income from “prohibited transactions,” that income will be subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. The determination as to whether a particular sale is a prohibited transaction depends on the facts and circumstances related to that sale. We cannot guarantee that sales of our properties would not be prohibited transactions unless we comply with certain statutory safe-harbor provisions. The need to avoid prohibited transactions could cause us to forego or defer sales of facilities that non-REITs otherwise would have sold or that might otherwise be in our best interest to sell.

In addition, any net taxable income earned directly by our taxable REIT subsidiaries will be subject to federal, foreign, and state corporate income tax. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct certain interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by the taxable REIT subsidiaries if the economic arrangements between the REIT, the REIT’s tenants, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. Finally, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to federal income tax on that income, because not all states and localities follow the federal income tax treatment of REITs. To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for distributions to our shareowners.

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

Our ownership limitations and other provisions of our articles of incorporation and bylaws generally prohibit the acquisition of more than 8.23% of the value of our capital stock and may otherwise hinder any attempt to acquire us.

Various provisions of our articles of incorporation and bylaws could have the effect of discouraging a third party from accumulating a large block of our stock and making offers to acquire us, and of inhibiting a change in control, all of which could adversely affect our shareowners’ ability to receive a premium for their shares in connection with such a transaction. In addition to customary anti-takeover provisions, as detailed below, our articles of incorporation contain REIT-specific restrictions on the ownership and transfer of our capital stock which also serve similar anti-takeover purposes.

Under our Restated Articles of Incorporation, in general, no shareowner may own more than 8.23% (the “General Ownership Limit”) in value of our "Capital Stock" (which term refers to the common stock, preferred stock and Excess Stock, as defined below). Our Board of Directors has the authority to allow a “look through entity” to own up to 9.9% in value of the Capital Stock (Look Through Entity Limit), provided that after application of certain constructive ownership rules under the Internal Revenue Code and rules regarding beneficial ownership under the Michigan Business Corporation Act, no individual would constructively or beneficially own more than the General Ownership Limit. A look through entity is an entity (other than a qualified trust under Section 401(a) of the Internal Revenue Code, certain other tax-exempt entities described in the Articles, or an entity that owns 10% or more of the equity of any tenant from which we or TRG receives or accrues rent from real property) whose beneficial owners, rather than the entity, would be treated as owning the capital stock owned by such entity.

The Articles provide that if the transfer of any shares of Capital Stock or a change in our capital structure would cause any person (Purported Transferee) to own Capital Stock in excess of the General Ownership Limit or the Look Through Entity Limit, then the transfer is to be treated as invalid from the outset, and the shares in excess of the applicable ownership limit automatically acquire the status of “Excess Stock.” A Purported Transferee of Excess Stock acquires no rights to shares of Excess Stock. Rather, all rights associated with the ownership of those shares (with the exception of the right to be reimbursed for the original purchase price of those shares) immediately vest in one or more charitable organizations designated from time to time by our Board of Directors (each, a “Designated Charity”). An agent designated from time to time by the Board (each, a “Designated Agent”) will act as attorney-in-fact for the Designated Charity to vote the shares of Excess Stock, take delivery of the certificates evidencing the shares that have become Excess Stock, and receive any distributions paid to the Purported Transferee with respect to those shares. The Designated Agent will sell the Excess Stock, and any increase in value of the Excess Stock between the date it became Excess Stock and the date of sale will inure to the benefit of the Designated Charity. A Purported Transferee must notify us of any transfer resulting in shares converting into Excess Stock, as well as such other information regarding such person’s ownership of the capital stock we request.

These ownership limitations will not be automatically removed even if the REIT requirements are changed so as to no longer contain any ownership concentration limitation or if the concentration limitation is increased because, in addition to preserving our status as a REIT, the effect of such ownership limit is to prevent any person from acquiring unilateral control of us. Changes in the ownership limits can not be made by our Board of Directors and would require an amendment to our articles. Currently, amendments to our articles require the affirmative vote of holders owning not less than two-thirds of the outstanding capital stock entitled to vote.

Although Mr. A. Alfred Taubman beneficially owns 29% of our stock, which is entitled to vote on shareowner matters (Voting Stock), most of his Voting Stock consists of Series B Preferred Stock. The Series B Preferred Stock is convertible into shares of common stock at a ratio of 14,000 shares of Series B Preferred Stock to one share of common stock, and therefore one share of Series B Preferred Stock has a value of 1/14,000ths of the value of one share of common stock. Accordingly, Mr. A. Alfred Taubman’s significant ownership of Voting Stock does not violate the ownership limitations set forth in our charter.

Members of the Taubman family have the power to vote a significant number of the shares of our capital stock entitled to vote.

Based on information contained in filings made with the SEC, as of December 31, 2008, A. Alfred Taubman and the members of his family have the power to vote approximately 32% of the outstanding shares of our common stock and our Series B preferred stock, considered together as a single class, and approximately 91% of our outstanding Series B preferred stock. Our shares of common stock and our Series B preferred stock vote together as a single class on all matters generally submitted to a vote of our shareowners, and the holders of the Series B preferred stock have certain rights to nominate up to four individuals for election to our board of directors and other class voting rights. Mr. Taubman’s sons, Robert S. Taubman and William S. Taubman, serve as our Chairman of the Board, President and Chief Executive Officer, and our Chief Operating Officer, respectively. These individuals occupy the same positions with the Manager. As a result, Mr. A. Alfred Taubman and the members of his family may exercise significant influence with respect to the election of our board of directors, the outcome of any corporate transaction or other matter submitted to our shareowners for approval, including any merger, consolidation or sale of all or substantially all of our assets. In addition, because our articles of incorporation impose a limitation on the ownership of our outstanding capital stock by any person and such ownership limitation may not be changed without the affirmative vote of holders owning not less than two-thirds of the outstanding shares of capital stock entitled to vote on such matter, Mr. A. Alfred Taubman and the members of his family, as a practical matter, have the power to prevent a change in control of our company.

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

Our governing documents do not limit us from incurring additional indebtedness and other liabilities. As of December 31, 2008, we had approximately $2.8 billion of consolidated indebtedness outstanding, and our beneficial interest in both our consolidated debt and the debt of our unconsolidated joint ventures was $3.0 billion. We may incur additional indebtedness and become more highly leveraged, which could harm our financial position and potentially limit our cash available to pay dividends.

We cannot assure that we will be able to pay dividends regularly, although we have done so in the past.

Our ability to pay dividends in the future is dependent on our ability to operate profitably and to generate cash from our operations. Although we have done so in the past, we cannot guarantee that we will be able to pay dividends on a regular quarterly basis or at the same level in the future. In addition, we may choose to pay a portion in stock dividends. Furthermore, any new shares of common stock issued will increase the cash required to continue to pay cash dividends at current levels. Any common stock or preferred stock that may in the future be issued to finance acquisitions, upon exercise of stock options or otherwise, would have a similar effect.

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2. PROPERTIES.

Ownership

The following table sets forth certain information about each of the centers. The table includes only centers in operation at December 31, 2008. Centers are owned in fee other than Beverly Center (Beverly), Cherry Creek Shopping Center (Cherry Creek), International Plaza, MacArthur Center, and The Pier Shops, which are held under ground leases expiring between 2049 and 2083.

Certain of the centers are partially owned through joint ventures. Generally, our joint venture partners have ongoing rights with regard to the disposition of our interest in the joint ventures, as well as the approval of certain major matters.

Center	Anchors	Sq. Ft of GLA/Mall GLA as of 12/31/08		Year Opened/ Expanded	Year Acquired	Ownership % as of 12/31/08
Consolidated Businesses:

Beverly Center	Bloomingdales, Macy’s	880,000		1982		100%
Los Angeles, CA		572,000

Cherry Creek Shopping Center	Macy’s, Neiman Marcus, Nordstrom, Saks Fifth Avenue	1,037,000		1990/1998		50%
Denver, CO		546,000

Dolphin Mall	Bass Pro Shops Outdoor World, Burlington Coat Factory,	1,400,000		2001/2007		100%
Miami, FL	Cobb Theatres, Dave & Busters, Marshalls, Neiman	636,000
	Marcus-Last Call, Off 5th Saks, The Sports Authority

Fairlane Town Center	JCPenney, Macy’s, Sears	1,386,000	(1)	1976/1978/		100%
Dearborn, MI		589,000		1980/2000
(Detroit Metropolitan Area)

Great Lakes Crossing	AMC Theaters, Bass Pro Shops Outdoor World,	1,353,000		1998		100%
Auburn Hills, MI	GameWorks, Neiman Marcus-Last Call, Off 5th Saks	536,000
(Detroit Metropolitan Area)

International Plaza	Dillard’s, Neiman Marcus, Nordstrom, Robb & Stucky	1,197,000		2001		50%
Tampa, FL		576,000

MacArthur Center	Dillard’s, Nordstrom	936,000		1999		95%
Norfolk, VA		522,000

Northlake Mall	Belk, Dick’s Sporting Goods, Dillard’s, Macy’s	1,071,000		2005		100%
Charlotte, NC		465,000

The Mall at Partridge Creek	Nordstrom, Parisian	600,000		2007/2008		100%
Clinton Township, MI		366,000
(Detroit Metropolitan Area)

The Pier Shops at Caesars (2)		282,000		2006		78%
Atlantic City, NJ		282,000

Regency Square	JCPenney, Macy’s (two locations), Sears	820,000		1975/1987	1997	100%
Richmond, VA		233,000

The Mall at Short Hills	Bloomingdale’s, Macy’s, Neiman Marcus, Nordstrom,	1,342,000		1980/1994/		100%
Short Hills, NJ	Saks Fifth Avenue	520,000		1995

Stony Point Fashion Park	Dillard’s, Dick’s Sporting Goods, Saks Fifth Avenue	662,000		2003		100%
Richmond, VA		296,000

Twelve Oaks Mall	JCPenney, Lord & Taylor, Macy’s, Nordstrom, Sears	1,513,000	(3)	1977/1978/		100%
Novi, MI		548,000		2007/2008
(Detroit Metropolitan Area)

The Mall at Wellington Green	City Furniture and Ashley Furniture Home Store,	1,273,000		2001/2003		90%
Wellington, FL	Dillard’s, JCPenney, Macy’s, Nordstrom	460,000
(Palm Beach County)

The Shops at Willow Bend	Dillard’s, Macy’s, Neiman Marcus, Saks Fifth Avenue	1,381,000	(4)	2001/2004		100%
Plano, TX		523,000
(Dallas Metropolitan Area)
	Total GLA	17,133,000
	Total Mall GLA	7,670,000
	TRG% of Total GLA	15,780,000
	TRG% of Total Mall GLA	6,975,000

Center	Anchors	Sq. Ft of GLA/Mall GLA as of 12/31/08		Year Opened/ Expanded	Year Acquired	Ownership % as of 12/31/08
Unconsolidated Joint Ventures:

Arizona Mills	GameWorks, Harkins Cinemas, JCPenney Outlet, Neiman	1,222,000		1997		50%
Tempe, AZ	Marcus-Last Call, Off 5th Saks	535,000
(Phoenix Metropolitan Area)

Fair Oaks	JCPenney, Lord & Taylor, Macy’s (two locations), Sears	1,569,000		1980/1987/		50%
Fairfax, VA		564,000		1988/2000
(Washington, DC Metropolitan Area)

The Mall at Millenia	Bloomingdale’s, Macy’s, Neiman Marcus	1,116,000		2002		50%
Orlando, FL		516,000

Stamford Town Center	Macy’s, Saks Fifth Avenue	775,000		1982/2007		50%
Stamford, CT		452,000

Sunvalley	JCPenney, Macy’s (two locations), Sears	1,325,000		1967/1981	2002	50%
Concord, CA		485,000
(San Francisco Metropolitan Area)

Waterside Shops	Nordstrom, Saks Fifth Avenue	337,000	(5)	1992/2006/	2003	25%
Naples, FL		197,000		2008

Westfarms	JCPenney, Lord & Taylor, Macy’s, Macy’s Men’s Store/	1,288,000		1974/1983/		79%
West Hartford, CT	Furniture Gallery, Nordstrom	518,000		1997

	Total GLA	7,632,000
	Total Mall GLA	3,267,000
	TRG% of Total GLA	4,105,000
	TRG% of Total Mall GLA	1,734,000

	Grand Total GLA	24,765,000
	Grand Total Mall GLA	10,937,000
	TRG% of Total GLA	19,885,000
	TRG% of Total Mall GLA	8,709,000

(1)
GLA includes the former Lord & Taylor store, which closed on June 24, 2006. Additionally, the former Off 5th Saks store, which closed December 31, 2007, was replaced with a 25,000 square foot dining/entertainment wing that opened in November 2008.

(2)	The center is attached to Caesars casino integrated resort.
(3)	A 60,000 square foot expansion and renovation of Macy's was completed in October 2008.
(4)	GLA includes the former Lord & Taylor store, which closed on April 30, 2005.
(5)	In November 2008, Nordstrom and an expansion and full renovation of Saks Fifth Avenue opened.

Anchors

The following table summarizes certain information regarding the anchors at the operating centers (excluding the value centers) as of December 31, 2008:

Name	Number of Anchor Stores	12/31/08 GLA (in thousands of square feet)	% of GLA

Belk	1	180		0.9%

City Furniture and Ashley Furniture Home Store	1	140		0.7%

Dick’s Sporting Goods	2	159		0.8%

Dillard’s	6	1,335		6.4%

JCPenney	7	1,266		6.1%

Lord & Taylor	3	397		1.9%

Macy’s
Bloomingdale’s	3	614
Macy’s	17	3,454
Macy’s Men’s Store/Furniture Gallery	1	80
Total	21	4,148		20.0%

Neiman Marcus (1)	5	556		2.7%

Nordstrom (2)	9	1,294		6.2%

Parisian	1	116		0.6%

Robb & Stucky	1	119		0.6%

Saks (3)	6	487	(4)	2.3%

Sears	5	1,104		5.3%

Total	68	11,301		54.4	% (5)

(1)	Excludes three Neiman Marcus-Last Call stores at value centers.
(2)	Nordstrom opened at The Mall at Partridge Creek in April 2008 and Waterside Shops in November 2008.
(3)	Excludes three Off 5th Saks stores at value centers.
(4)	In November 2008 a full expansion and renovation of Saks Fifth Avenue opened at Waterside Shops.
(5)	Percentages in table may not add due to rounding.

Mortgage Debt

The following table sets forth certain information regarding the mortgages encumbering the centers as of December 31, 2008. All mortgage debt in the table below is nonrecourse to the Operating Partnership except for debt encumbering Dolphin Mall (Dolphin), Fairlane Town Center (Fairlane), and Twelve Oaks. The Operating Partnership has guaranteed the payment of all or a portion of the principal and interest on the mortgage debt of these centers, all of which are wholly owned. See "MD&A – Liquidity and Capital Resources – Loan Commitments and Guarantees" for more information on guarantees and covenants.

Centers Consolidated in TCO’s Financial Statements	Stated Interest Rate	Principal Balance as of 12/31/08 (thousands of dollars)	Annual Debt Service (thousands of dollars)	Maturity Date	Balance Due on Maturity (thousands of dollars)	Earliest Prepayment Date

Beverly Center	5.28%		333,736		23,101	(1)	02/11/14		303,277	30 Days Notice	(2)
Cherry Creek Shopping Center (50%)	5.24%		280,000		Interest Only		06/08/16		280,000	30 Days Notice	(2)
Dolphin Mall	LIBOR+0.70%		139,000	(3)	Interest Only		02/14/11	(4)	139,000	2 Days Notice	(5)
Fairlane Town Center	LIBOR+0.70%		80,000	(3)	Interest Only		02/14/11	(4)	80,000	2 Days Notice	(5)
Great Lakes Crossing	5.25%		137,877		10,006	(1)	03/11/13		125,507	30 Days Notice	(2)
International Plaza (50.1%)	LIBOR+1.15%	(6)	325,000		Interest Only	(6)	01/08/11	(6)	325,000	3 Days Notice	(5)
MacArthur Center (95%)	7.59%	(7)	132,500	(7)	12,400	(1)	10/01/10		126,884	30 Days Notice	(2)
Northlake Mall	5.41%		215,500		Interest Only		02/06/16		215,500	30 Days Notice	(8)
The Mall at Partridge Creek	LIBOR+1.15%		72,791		Interest Only		09/07/10		72,791	3 Days Notice	(5)
The Pier Shops at Caesars (77.5%)	6.01%		135,000		Interest Only		05/11/17		135,000	12/28/2009	(9)
Regency Square	6.75%		75,388		6,421	(1)	11/01/11		71,569	60 Days Notice	(9)
The Mall at Short Hills	5.47%		540,000		Interest Only		12/14/15		540,000	01/01/11	(10)
Stony Point Fashion Park	6.24%		108,884		8,488	(1)	06/01/14		98,585	30 Days Notice	(8)
Twelve Oaks Mall	LIBOR+0.70%		10,000	(3)	Interest Only		02/14/11	(4)	10,000	2 Days Notice	(5)
The Mall at Wellington Green (90%)	5.44%		200,000		Interest Only		05/06/15		200,000	30 Days Notice	(8)

Other Consolidated Secured Debt
TRG Credit Facility	Variable Bank Rate	(11)	10,900		Interest Only		02/14/11		10,900	At Any Time	(5)

Centers Owned by Unconsolidated Joint Ventures/TRG’s % Ownership
Arizona Mills (50%)	7.90%		134,139		12,728	(1)	10/05/10		130,419	30 Days Notice	(2)
Fair Oaks (50%)	LIBOR+1.40%	(12)	250,000		Interest Only	(12)	04/01/11	(12)	250,000	3 Days Notice	(5)
The Mall at Millenia (50%)	5.46%		208,246		14,245	(1)	04/09/13		195,255	30 Days Notice	(2)
Sunvalley (50%)	5.67%		123,708		9,372	(1)	11/01/12		114,056	30 Days Notice	(2)
Taubman Land Associates (50%)	LIBOR+0.90%	(13)	30,000		Interest Only		11/01/12		30,000	At Any Time	(5)
Waterside Shops (25%)	5.54%		165,000		Interest Only		10/07/16		165,000	30 Days Notice	(9)
Westfarms (79%)	6.10%		192,200		15,272	(1)	07/11/12		179,028	30 Days Notice	(2)

(1)	Amortizing principal based on 30 years.
(2)	No defeasance deposit required if paid within three months of maturity date.
(3)	Subfacility in $550 million revolving line of credit. Facility may be increased to $650 million subject to available lender commitments and additional secured collateral.
(4)	The maturity date may be extended one year.
(5)	Prepayment can be made without penalty.
(6)	The debt is swapped at 3.86% + 1.15% credit spread to the maturity date. The debt has 2 one year extension options and is interest only except during the second one year extension (if elected).
(7)	Debt includes $1.3 million of purchase accounting premium from acquisition, which reduces the stated rate on the debt of 7.59% to an effective rate of 6.93%.
(8)	No defeasance deposit required if paid within four months of maturity date.
(9)	No defeasance deposit required if paid within six months of maturity date.
(10)
Debt may be prepaid with a prepayment penalty equal to greater of yield maintenance or 1% of principal prepaid. No prepayment penalty is due if prepaid within three months of maturity date. 30 days notice required.

(11)	The facility is a $40 million line of credit and is secured by an indirect interest in 40% of Short Hills.
(12)	The debt is swapped at 2.82% + 1.40% credit spread to the maturity date. The debt has 2 one year extension options and is interest only except during the second one year extension (if elected).
(13)	Debt is swapped at 5.05% + 0.90% credit spread to the maturity date.

For additional information regarding the centers and their operations, see the responses to Item 1 of this report.

Item 3. LEGAL PROCEEDINGS.

In November 2007, three developers of a project called Blue Back Square (“BBS”) in West Hartford, Connecticut, filed a lawsuit in the Connecticut Superior Court, Judicial District of Hartford at Hartford (Case No. CV-07-5014613-S) against us, the Westfarms Unconsolidated Joint Venture, and its partners and its subsidiary, alleging that the defendants (i) filed or sponsored vexatious legal proceedings and abused legal process in an attempt to thwart the development of the competing BBS project, (ii) interfered with contractual relationships with certain tenants of BBS, and (iii) violated Connecticut fair trade law. The lawsuit alleges damages in excess of $30 million and seeks double and treble damages and punitive damages. Also in early November 2007, the Town of West Hartford and the West Hartford Town Council filed a substantially similar lawsuit against the same entities in the same court (Case No. CV-07-5014596-S). The second lawsuit did not specify any particular amount of damages but similarly requests double and treble damages and punitive damages. The lawsuits are in their early legal stages and we are vigorously defending both. The outcome of these lawsuits cannot be predicted with any certainty and management is currently unable to estimate an amount or range of potential loss that could result if an unfavorable outcome occurs. While management does not believe that an adverse outcome in either lawsuit would have a material adverse effect on our financial condition, there can be no assurance that an adverse outcome would not have a material effect on our results of operations for any particular period.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

The common stock of Taubman Centers, Inc. is listed and traded on the New York Stock Exchange (Symbol: TCO). As of February 23, 2009, the 53,044,236 outstanding shares of Common Stock were held by 565 holders of record. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers, and other financial institutions. The closing price per share of the Common Stock on the New York Stock Exchange on February 23, 2009 was $15.81.

The following table presents the dividends declared on our Common Stock and the range of closing share prices of our Common Stock for each quarter of 2008 and 2007:

Market Quotations
2008 Quarter Ended	High	Low	Dividends

March 31	$55.70	$43.93	$0.415

June 30	58.05	48.65	0.415

September 30	55.40	43.35	0.415

December 31	48.19	18.69	0.415

Market Quotations
2007 Quarter Ended	High	Low	Dividends

March 31	$63.22	$50.33	$0.375

June 30	59.82	48.18	0.375

September 30	56.34	47.07	0.375

December 31	60.37	48.77	0.415

The restrictions on our ability to pay dividends on our Common Stock are set forth in “Managements Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Dividends.”

Beginning with the first quarter of 2009, in order to have more flexibility under Section 858 of the Internal Revenue Code (IRC), the declaration and payment dates of our common dividends will be accelerated so that they coincide with those of the preferred dividends. The IRC allows a REIT to avoid the income tax consequences of not meeting its distribution requirement by allocating to the prior year, dividends paid in the current year, to cover the excess of REIT taxable income of the prior year over dividends paid in such year. Currently, because of certain timing limitations imposed by the IRC, only our preferred dividends can be allocated to a prior year. By changing the declaration and payment dates of the common dividends to coincide with those of the preferred dividends, we will have the ability to allocate both common and preferred dividends to a prior year should the need arise. Since the preferred dividends are required to be paid at the end of each quarter according to our Articles of Incorporation, the effect of this change is to accelerate the common distributions of TRG by moving them from the date that is 20 days after quarter-end to the last day of the quarter.

Shareowner Return Performance Graph

The following line graph sets forth the cumulative total returns on a $100 investment in each of our Common Stock, the MSCI US REIT Index, the NAREIT Equity Retail REIT Index, and the S&P Composite – 500 Stock Index for the period December 31, 2003 through December 31, 2008 (assuming in all cases, the reinvestment of dividends):

12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Taubman Centers Inc.	$100.00	$151.71	$182.61	$275.30	$274.29	$147.98
MSCI US REIT Index	100.00	131.49	147.44	200.40	166.70	103.40
NAREIT Equity Retail REIT Index	100.00	140.23	156.78	202.26	170.36	87.97
S&P 500 Index	100.00	110.88	116.32	134.69	142.09	89.52

Note: The stock performance shown on the graph above is not necessarily indicative of future price performance.

Equity Purchases

We did not purchase any equity securities in the fourth quarter of 2008.

Item 6. SELECTED FINANCIAL DATA.

The following table sets forth selected financial data and should be read in conjunction with the financial statements and notes thereto and MD&A included in this report:

	Year Ended December 31
	2008	2007	2006	2005	2004
	(in thousands of dollars, except as noted)
STATEMENT OF OPERATIONS DATA:
Rents, recoveries, and other shopping center revenues	671,498	626,822	579,284	479,405	436,815
Income (loss) before gain on disposition of interest in center, discontinued operations, and minority and preferred interests (1)	(8,052)	116,236	95,140	57,432	59,970
Gain on disposition of interest in center (2)				52,799
Discontinued operations (3)					328
Minority interest in TRG	(45,478)	(42,614)	(36,870)	(35,869)	(35,694)
TRG preferred distributions	(2,460)	(2,460)	(2,460)	(2,460)	(12,244)
Net income (loss) (1)	(72,025)	63,124	45,117	71,735	12,378
Preferred dividends	(14,634)	(14,634)	(23,723)	(27,622)	(17,444)
Net income (loss) allocable to common shareowners	(86,659)	48,490	21,394	44,113	(5,066)
Income (loss) from continuing operations per common share – diluted	(1.64)	0.90	0.40	0.87	(0.11)
Net income (loss) per common share – diluted	(1.64)	0.90	0.40	0.87	(0.10)
Dividends declared per common share	1.660	1.540	1.290	1.160	1.095
Weighted average number of common shares outstanding –basic	52,866,050	52,969,067	52,661,024	50,459,314	49,021,843
Weighted average number of common sharesoutstanding – diluted	52,866,050	53,622,017	52,979,453	50,530,139	49,021,843
Number of common shares outstanding at end of period	53,018,987	52,624,013	52,931,594	51,866,184	48,745,625
Ownership percentage of TRG at end of period	67%	66%	65%	64%	61%

BALANCE SHEET DATA:
Real estate before accumulated depreciation	3,699,480	3,781,136	3,398,122	3,081,324	2,936,964
Total assets	3,071,792	3,151,307	2,826,622	2,797,580	2,632,434
Total debt	2,796,821	2,700,980	2,319,538	2,089,948	1,930,439

SUPPLEMENTAL INFORMATION:
Funds from Operations allocable to TCO (1)(4)	81,274	155,376	136,736	110,578	103,070
Mall tenant sales (5)	4,654,885	4,734,940	4,344,565	4,124,534	3,728,010
Sales per square foot (5)(6)	539	555	529	508	466
Number of shopping centers at end of period	23	23	22	21	21
Ending Mall GLA in thousands of square feet	10,937	10,879	10,448	10,029	9,982
Leased space (7)	91.7%	93.8%	92.5%	91.7%	90.7%
Ending occupancy	90.3%	91.2%	91.3%	90.0%	89.6%
Average occupancy	90.3%	90.0%	89.2%	88.9%	87.4%
Average base rent per square foot (6):
Consolidated businesses:
All mall tenants	$44.58	$43.39	$42.77	$41.41	$40.98
Stores opening during year	53.74	53.35	41.25	42.38	44.35
Stores closing during year	46.22	45.39	39.57	40.59	44.54
Unconsolidated Joint Ventures:
All mall tenants	$44.60	$41.89	$41.03	$42.28	$42.09
Stores opening during year	55.26	48.05	42.98	44.90	44.67
Stores closing during year	47.99	48.63	42.49	44.26	51.40

(1)
Funds from Operations (FFO) is defined and discussed in MD&A – Presentation of Operating Results. Net loss and FFO in 2008 includes the impairment charges of $117.9 million and $8.3 million related to investments in our Oyster Bay and Sarasota projects, respectively. Net income and FFO in 2006 includes $3.1 million in connection with the write-off of financing costs related to the respective pay-off and refinancing of the loans on The Shops at Willow Bend and Dolphin Mall. In addition to these charges, FFO in 2006 includes a $4.7 million charge incurred in connection with the redemption of $113 million of the Series A Preferred Stock and $113 million of the Series I Preferred Stock.

(2)	In December 2005, a 50% owned unconsolidated joint venture sold its interest in Woodland for $177.4 million.
(3)	Discontinued operations of $0.3 million in 2004 include gains on disposition of interests in a center that was sold in 2003.
(4)
Reconciliations of net income (loss) allocable to common shareowners to FFO for 2008, 2007, and 2006 are provided in MD&A – Presentation of Operating Results. For 2005, net income of $44.1 million, less the gain on dispositions of interests in centers of $52.8 million, adding back depreciation and amortization of $150.5 million and minority interests in TRG of $35.9 million, arrives at TRG’s FFO of $177.7 million, of which TCO’s share was $110.6 million. For 2004, net loss of $5.1 million, less the gain on dispositions of interests in centers of $0.3 million, adding back depreciation and amortization of $139.8 million and minority interests in TRG of $35.7 million, arrives at TRG’s FFO of $170.1 million, of which TCO’s share was $103.1 million.

(5)	Based on reports of sales furnished by mall tenants.
(6)	See MD&A for information regarding this statistic.
(7)	Leased space comprises both occupied space and space that is leased but not yet occupied.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following MD&A contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs concerning future events, including the following: statements regarding future developments and joint ventures, rents, returns, and earnings; statements regarding the continuation of trends; and any statements regarding the sufficiency of our cash balances and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs. We caution that although forward-looking statements reflect our good faith beliefs and best judgment based upon current information, these statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, because of risks, uncertainties, and factors including, but not limited, to the ongoing U.S. recession, the existing global credit and financial crisis and other changes in general economic and real estate conditions, changes in the interest rate environment and the availability of financing, and adverse changes in the retail industry. Other risks and uncertainties are detailed from time to time in reports filed with the SEC, and in particular those set forth under “Risk Factors” of this Annual Report on Form 10-K. The following discussion should be read in conjunction with the accompanying consolidated financial statements of Taubman Centers, Inc. and the notes thereto.

General Background and Performance Measurement

Taubman Centers, Inc. (TCO) is a Michigan corporation that operates as a self-administered and self-managed real estate investment trust (REIT). The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG) is a majority-owned partnership subsidiary of TCO, which owns direct or indirect interests in all of our real estate properties. In this report, the terms "we", "us", and "our" refer to TCO, the Operating Partnership, and/or the Operating Partnership's subsidiaries as the context may require. We own, lease, develop, acquire, dispose of, and operate regional and super-regional shopping centers. The Consolidated Businesses consist of shopping centers and entities that are controlled by ownership or contractual agreements, The Taubman Company LLC (Manager), and Taubman Properties Asia LLC and its subsidiaries (Taubman Asia). In September 2008, we acquired the interests of the owner of Partridge Creek (see “Note 2 – Acquisitions” to our consolidated financial statements). Prior to the acquisition, we consolidated the accounts of the owner of Partridge Creek, which qualified as a variable interest entity under Financial Accounting Standards Board Interpretation No. 46R “Consolidation of Variable Interest Entities” for which the Operating Partnership was considered to be the primary beneficiary. Shopping centers owned through joint ventures that are not controlled by us but over which we have significant influence (Unconsolidated Joint Ventures) are accounted for under the equity method.

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

The comparability of information used in measuring performance is affected by the opening of Partridge Creek in October 2007 and The Pier Shops, which began opening in phases in June 2006. In April 2007, we increased our ownership in The Pier Shops to 77.5% (see “Results of Operations – Openings, Expansions and Renovations, and Acquisitions”). The Pier Shops’ results of operations are included within the Consolidated Businesses beginning April 13, 2007 and within the Unconsolidated Joint Ventures prior to the acquisition date. The 2006 results of operations for the Unconsolidated Joint Ventures include results of The Pier Shops. The Pier Shops was excluded from all operating statistics in 2006. Our investment in The Pier Shops represented an effective 6% interest prior to the acquisition date, based on relative equity contributions. Additional “comparable center” statistics that exclude Partridge Creek and The Pier Shops are provided for 2008 and 2007 to present the performance of comparable centers in our continuing operations. Comparable centers are generally defined as centers that were owned and open for two years.

Overall Summary of Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our primary source of revenue is from the leasing of space in our shopping centers. Generally these leases are long term, with our average lease term at approximately seven years, excluding temporary leases. Therefore general economic trends most directly impact our tenants’ sales and consequently their ability to perform under their existing lease agreements and expand into new locations as well as our ability to find new tenants for our shopping centers.

The real estate industry is facing very difficult times due to the current recession and tough retail environment. The global credit and financial crisis has worsened in the fourth quarter and there is considerable uncertainty as to how severe the current downturn may be and how long it may continue. We clearly expect a negative impact on our business in 2009, and we expect that the economy will continue to strain the resources of our tenants and their customers. Retailers have had a tough fourth quarter and are looking at an uncertain 2009. In this environment, retailer capital spending has significantly decreased, and we expect that retailers will want to delay any openings into either 2010 or 2011 whenever possible. In addition, a number of regional and national retailers have announced store closings or filed for bankruptcy. During 2008, 2.5% of our tenants sought the protection of the bankruptcy laws, compared to 0.5% in 2007. It is difficult to predict when the environment will improve.

We also saw the impact of the current financial crisis on our tenants’ sales. Our tenants reported a 13.7% decrease in sales per square foot in the quarter over the same period in 2007. Annual sales per square foot declined by 2.9% to a level of $539 per square foot for our comparable centers, which is higher than the average in 2008 for all regional shopping centers owned by public companies, and exceeded our 2006 results. See "Mall Tenant Sales and Center Revenues".

Average occupancy remained relatively flat during 2008, however, we anticipate occupancy will decrease by approximately 2% by year end 2009, although it is likely the impact on income will be somewhat offset by a higher level of temporary tenant leasing in 2009. For all of 2008, rents showed solid increases compared to the prior year. In 2009, we expect that average rents per square foot will be relatively flat in comparison to 2008. The rents we are able to achieve are affected by economic trends and tenants’ expectations thereof, as described under “Rental Rates and Occupancy”. The spread between rents on openings and closings may not be indicative of future periods, as this statistic is not computed on comparable tenant spaces, and can vary significantly from quarter to quarter depending on the total amount, location, and average size of tenant space opening and closing in the period. Mall tenant sales, occupancy levels and our resulting revenues are seasonal in nature (see “Seasonality").

Our analysis of our financial results begins under “Results of Operations”. We describe the most recent center openings under “Results of Operations – Openings, Expansions and Renovations, and Acquisitions.” In 2007, we acquired an additional interest in The Pier Shops. We also describe the current status of our efforts to broaden our growth in Asia (see “Results of Operations – Taubman Asia”).

We similarly have been very active in managing our balance sheet, completing refinancings of Fair Oaks and International Plaza in early 2008, as outlined under “Results of Operations – Debt Transactions”.

An unfavorable court decision and the difficult economy drove our decisions to record impairment charges in the fourth quarter of 2008 of $117.9 million and $8.3 million related to our Oyster Bay project in the Town of Oyster Bay, New York (Oyster Bay project or Oyster Bay) and our Sarasota project, respectively (see “Results of Operations – Impairment Charges”).

We have certain additional sources of income beyond our rental revenues, recoveries from tenants, and revenue from management, leasing, and development services. We disclose our share of these sources of income under “Results of Operations – Other Income” and provide certain guidance for 2009. Included in other revenue are lease cancellation income, as well as other sources of revenue derived from our shopping centers, such as parking garage and sponsorship income. Other sources of income include interest income, gains on peripheral land sales, and in 2007, gains related to discontinued hedges.

We then provide a discussion of our critical accounting policies, and the expected impact in 2009 of recently issued accounting pronouncements.

With all the preceding information as background, we then provide insight and explanations for variances in our financial results for 2008, 2007, and 2006 under “Comparison of 2008 to 2007” and “Comparison of 2007 to 2006”. As information useful to understanding our results, we have described the presentation of our minority interest, the presentation of certain interests in centers, and the reasons for our use of non-GAAP measures such as Beneficial Interest in EBITDA and Funds from Operations (FFO) under “Results of Operations – Presentation of Operating Results”. Reconciliations from net income (loss) and net income (loss) allocable to common shareowners to these measures follow the annual comparisons.

Our discussion of sources and uses of capital resources under “Liquidity and Capital Resources” begins with a brief overview of current market conditions and our financial position. We have no maturities on our current debt until fall 2010, when three loans mature with principal amounts of $338 million at 100% and $264 million at our beneficial share. We then discuss our capital activities and transactions that occurred in 2008. Analysis of specific operating, investing, and financing activities is then provided in more detail.

Specific analysis of our fixed and floating rates and periods of interest rate risk exposure is provided under “Liquidity and Capital Resources – Beneficial Interest in Debt”. Completing our analysis of our exposure to rates are the effects of changes in interest rates on our cash flows and fair values of debt contained under “Liquidity and Capital Resources – Sensitivity Analysis”. Also see “Liquidity and Capital Resources – Loan Commitments and Guarantees” for discussion of compliance with debt covenants.

In conducting our business, we enter into various contractual obligations, including those for debt, capital leases for property improvements, operating leases for land and office space, purchase obligations, and other long-term commitments. Detail of these obligations, including expected settlement periods, is contained under “Liquidity and Capital Resources – Contractual Obligations”. Property-level debt represents the largest single class of obligations. Described under “Liquidity and Capital Resources – Loan Commitments and Guarantees” and “Liquidity and Capital Resources – Cash Tender Agreement” are our significant guarantees and commitments.

Development of new malls and renovation and expansion of existing malls has been a significant use of our capital, as described in “Liquidity and Capital Resources – Capital Spending” and “Liquidity and Capital Resources – Capital Spending – Planned Capital Spending”. Spending in the last two years includes construction of Partridge Creek and The Pier Shops, the expansion and renovation of Twelve Oaks, the expansion at Stamford, our Oyster Bay project, and other development activities and capital items. However, with our Sarasota project on hold and the continued delays on our Oyster Bay and Asia projects, we expect capital spending in 2009 to consist primarily of tenant allowances and other capital expenditures on our operating centers.

Dividends and distributions are also significant uses of our capital resources. The factors considered when determining the amount of our dividends, including requirements arising because of our status as a REIT, are described under “Liquidity and Capital Resources – Dividends”.

Mall Tenant Sales and Center Revenues

Sales per square foot growth was positive during the first, second, and third quarters of 2008, at 3.0%, 3.3%, and 0.5%, respectively. Sales began to decline in September, and the decline steepened during the fourth quarter, with the luxury and tourism centers experiencing the most negative impact from the slowdown. During a time of such economic uncertainty, the consumer clearly moderated spending as the fourth quarter of 2008 progressed, and we reported our first quarterly decrease in tenant sales in over five years. For 2008 our sales decreased 2.9% to a level of $539 per square foot. Sales per square foot decreased by 13.7% in the fourth quarter.

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

Sales directly impact the amount of percentage rents certain tenants and anchors pay. The effects of increases or declines in sales on our operations are moderated by the relatively minor share of total rents that percentage rents represent of total rents (approximately 4% in 2008).

While sales are critical over the long term, the high quality regional mall business has been a very stable business model with its diversity of income from thousands of tenants, its staggered lease maturities, and high proportion of fixed rent. However, a sustained trend in sales does impact, either negatively or positively, our ability to lease vacancies and negotiate rents at advantageous rates. In the current environment, we are finding that negotiations are tougher. While retailers continue to recognize the need to position themselves for the future, on the other end of the spectrum there is an increase in bankruptcies (see “Rental Rates and Occupancy”).

The following table summarizes occupancy costs, excluding utilities, for mall tenants as a percentage of mall tenant sales:

2008	2007	2006

Mall tenant sales (in thousands of dollars)	4,654,885	4,734,940	4,344,565
Sales per square foot (1)	539	555	529

Consolidated Businesses:
Minimum rents	9.6%	8.9%	9.1%
Percentage rents	0.4	0.4	0.4
Expense recoveries	5.4	4.9	4.9
Mall tenant occupancy costs as a percentage of mall tenant sales	15.4%	14.2%	14.4%
Unconsolidated Joint Ventures:
Minimum rents	8.9%	8.0%	8.3%
Percentage rents	0.4	0.4	0.4
Expense recoveries	4.6	4.2	3.9
Mall tenant occupancy costs as a percentage of mall tenant sales	13.9%	12.6%	12.6%

(1)	Sales per square foot is presented for the comparable centers, including value centers.

In 2008, mall tenant occupancy costs as a percentage of mall tenant sales increased due to the decline in sales during the year, as well as due to increases in minimum rents and expense recoveries.

Rental Rates and Occupancy

As leases have expired in the centers, we have generally been able to rent the available space, either to the existing tenant or a new tenant, at rental rates that are higher than those of the expired leases. Generally, center revenues have increased as older leases rolled over or were terminated early and replaced with new leases negotiated at current rental rates that were usually higher than the average rates for existing leases. In periods of increasing sales, rents on new leases will generally tend to rise. In periods of slower growth or declining sales, as we are experiencing now, rents on new leases will grow more slowly or will decline for the opposite reason, as tenants' expectations of future growth become less optimistic. Rent per square foot information for comparable centers in our Consolidated Businesses and Unconsolidated Joint Ventures follows:

	2008	2007	2006
Average rent per square foot:
Consolidated Businesses	$44.58	$43.39	$42.77
Unconsolidated Joint Ventures	44.60	41.89	41.03
Opening base rent per square foot:
Consolidated Businesses	$53.74	$53.35	$41.25
Unconsolidated Joint Ventures	55.26	48.05	42.98
Square feet of GLA opened:
Consolidated Businesses	659,681	885,982	1,007,419
Unconsolidated Joint Ventures	439,820	394,316	306,461
Closing base rent per square foot:
Consolidated Businesses	$46.22	$45.39	$39.57
Unconsolidated Joint Ventures	47.99	48.63	42.49
Square feet of GLA closed:
Consolidated Businesses	735,550	807,899	911,986
Unconsolidated Joint Ventures	434,432	345,122	246,704
Releasing spread per square foot:
Consolidated Businesses	$7.52	$7.96	$1.68
Unconsolidated Joint Ventures	7.27	(0.58)	0.49

Average rents per square foot of the Unconsolidated Joint Ventures in 2007 were impacted by prior year adjustments totaling $3.0 million (at 100%) in 2007, related to The Mills Corporation’s accounting for lease incentives at Arizona Mills, a 50% owned joint venture. Excluding these adjustments, average rents per square foot of the Unconsolidated Joint Ventures would have been $42.93 in 2007.

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

Mall tenant leased space, ending occupancy, and average occupancy rates are as follows:

2008	2007	2006
All Centers:
Leased space	91.7%	93.8%	92.5%
Ending occupancy	90.3	91.2	91.3
Average occupancy	90.3	90.0	89.2

Comparable Centers:
Leased space	91.8%	93.8%	92.4%
Ending occupancy	90.3	91.5	91.3
Average occupancy	90.4	90.3	89.1

Ending occupancy was 90.3%, a 0.9% decrease from 91.2% in 2007. This decline is largely due to three big box anchor store locations, which are part of national bankruptcies, that closed late in 2008 at our value centers. At 91.7%, leased space is 1.4% over the year end occupancy level, indicating a backlog of tenants who have committed to opening stores in the future. We expect occupancy to be down about 2% by year end 2009. In this environment, capital spending is down and retailers are expected to delay openings into 2010 and 2011. We have executed 80% of our leasing plan for 2009, which is in line with our history. However, we are concerned it will be difficult to execute new leases and open additional stores. In addition, we expect unscheduled terminations, including bankruptcies, to increase in 2009. It is likely the impact on income will be somewhat offset by a higher level of temporary tenant leasing in 2009. Temporary tenants, defined as those with lease terms less than 12 months, are not included in occupancy or leased space statistics. As of December 31, 2008, approximately 2.7% of space was occupied by temporary tenants. Tenant bankruptcy filings as a percentage of the total number of tenant leases 2.5% in 2008, compared to 0.5% in 2007, and 1.0% in 2006.

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

	Total 2008	4th Quarter 2008	3rd Quarter 2008	2nd Quarter 2008	1st Quarter 2008
	(in thousands of dollars, except occupancy and leased space data)
Mall tenant sales (1)	4,654,885	1,342,748	1,112,502	1,116,027	1,083,608
Revenues and gains on land sales and other nonoperating income:
Consolidated Businesses	676,067	190,855	164,124	161,868	159,220
Unconsolidated Joint Ventures	272,496	77,277	67,169	63,657	64,393
Occupancy:
Ending-comparable	90.3%	90.3%	90.6%	90.2%	90.1%
Average-comparable	90.4	90.7	90.5	90.1	90.2
Ending	90.3	90.3	90.5	90.0	89.9
Average	90.3	90.7	90.4	90.0	90.0
Leased space:
Comparable	91.8%	91.8%	92.5%	92.7%	93.0%
All centers	91.7	91.7	92.4	92.7	93.1

(1)	Based on reports of sales furnished by mall tenants.

Because the seasonality of sales contrasts with the generally fixed nature of minimum rents and recoveries, mall tenant occupancy costs (the sum of minimum rents, percentage rents, and expense recoveries) as a percentage of sales are considerably higher in the first three quarters than they are in the fourth quarter.

	Total 2008	4th Quarter 2008	3rd Quarter 2008	2nd Quarter 2008	1st Quarter 2008
Consolidated Businesses:

Minimum rents	9.6%	8.8%	9.9%	9.9%	10.2%
Percentage rents	0.4	0.6	0.3	0.2	0.3
Expense recoveries	5.4	5.4	5.4	5.3	5.3
Mall tenant occupancy costs	15.4%	14.8%	15.6%	15.4%	15.8%
Unconsolidated Joint Ventures:
Minimum rents	8.9	7.9%	9.5%	9.3%	9.2%
Percentage rents	0.4	0.6	0.4	0.0	0.4
Expense recoveries	4.6	4.9	4.8	4.4	4.2
Mall tenant occupancy costs	13.9%	13.4%	14.7%	13.7%	13.8%

Results of Operations

Openings, Expansions and Renovations, and Acquisitions

During the three year period ended December 31, 2008, we completed the following shopping center openings, expansions and renovations, and acquisitions:

Openings

Shopping Center	Date	Location	Ownership
The Mall at Partridge Creek	October 2007	Clinton Township, Michigan	Wholly-owned
The Pier Shops at Caesars	June 2006	Atlantic City, New Jersey	(See below)

Expansions and Renovations

Shopping Center	Date	Location	Ownership
Stamford Town Center	November 2007	Stamford, Connecticut	50% owned Unconsolidated Joint Venture
Twelve Oaks Mall	September 2007	Novi, Michigan	Wholly-owned
Waterside Shops	September 2006	Naples, Florida	25% owned Unconsolidated Joint Venture

Acquisitions

Shopping Center	Date	Acquisition	Resulting Ownership
The Pier Shops at Caesars	April 2007	(See below)	77.5% owned consolidated joint venture
Land under Sunvalley	October 2006	50% interest	50% owned unconsolidated joint venture

The Pier Shops, located in Atlantic City, New Jersey, began opening in phases in June 2006. Gordon Group Holdings LLC (Gordon) developed the center, and in January 2007, we assumed full management and leasing responsibility for the center. In April 2007, we increased our ownership in The Pier Shops to a 77.5% controlling interest. The remaining 22.5% interest continues to be held by an affiliate of Gordon. We began consolidating The Pier Shops as of the April 2007 purchase date. At closing, we made a $24.5 million equity investment in the center, bringing our total equity investment to $28.5 million. We are entitled to a 7% cumulative preferred return on our $133.1 million total investment, including our $104.6 million share of debt (see “Debt Transactions”). We will be responsible for any additional capital requirements, on which we will receive a preferred return at a minimum of 8%. As of December 31, 2008, we had provided $4.3 million of additional capital.

Taubman Asia

In February 2008, Taubman Asia entered into agreements to acquire a 25% interest in The Mall at Studio City, the retail component of Macao Studio City, a major mixed-use project on the Cotai Strip in Macao, China. In addition, Taubman Asia entered into long-term agreements to perform development, management, and leasing services for the shopping center. Macao is a project that has been clearly impacted by the financial crisis. It is on hold until financing can be arranged, the timing of which is very uncertain. There continues to be retailer interest in Macao, but the project is unlikely to move forward in 2009.

In August 2009, our Macao agreements will terminate and our $54 million initial cash payment, which is in escrow, will be returned to us if the financing for the project is not completed. No interest is being capitalized on this payment. Excluding the $54 million initial refundable deposit, we had capitalized costs of $2.5 million on the Macao project as of December 31, 2008. Offsetting these costs, we received a $2.5 million non-refundable development fee payment in October 2008 from the owner of the Macao project, which was recorded as deferred revenue. We began expensing costs relating to the project in the third quarter of 2008.

In 2007, we entered into an agreement to provide development services for a 1.1 million square foot retail and entertainment complex in Songdo International Business District (Songdo), Incheon, South Korea. We also finalized an agreement to provide management and leasing services for the retail component, and we continue to provide services as the regional mall progresses. The shopping center will be anchored by Lotte Department Store, Tesco Homeplus, and a nine-screen Megabox multiplex. Progress has been made on the mall infrastructure and parking. We will not make a final determination about an investment in this center until full financing is completed.

Debt Transactions

We completed a series of debt financings in the three year period ended December 31, 2008, as follows:

	Date	Initial Loan Balance/Facility	Stated Interest Rate	Maturity Date (1)
	(in millions of dollars)
Fair Oaks	April 2008	250	LIBOR+1.40% (2)	April 2011
International Plaza	January 2008	325	LIBOR+1.15% (3)	January 2011
TRG revolving credit facility (4)	November 2007	550	LIBOR+0.70%	February 2011
The Pier Shops at Caesars	April 2007	135	6.01%	May 2017
Taubman Land Associates (Sunvalley)	December 2006	30	LIBOR+0.90% (5)	November 2012
Waterside Shops	September 2006	165	5.54%	October 2016
The Mall at Partridge Creek construction facility	September 2006	81	LIBOR+1.15%	September 2010
TRG revolving credit facility (6)	August 2006	350	LIBOR+0.70%	February 2009
Cherry Creek Shopping Center	May 2006	280	5.24%	June 2016
Northlake Mall	February 2006	216	5.41%	February 2016

(1)	Excludes any options to extend the maturities (see the footnotes to our financial statements regarding extension options).
(2)	The loan is swapped at 4.22% for the initial three-year term of the loan agreement.
(3)	The loan is swapped at 5.01% for the initial three-year term of the loan agreement.
(4)	In November 2007, we increased the borrowing limit on the TRG revolving credit facility by $200 million and extended the maturity date by two years, with a one-year extension option.
(5)	The loan is swapped at 5.95% (5.05% swap rate plus 0.90% credit spread) from January 2, 2007 through the term of the loan.
(6)	TRG revolving credit facility was amended in November 2007.

Borrowings under TRG’s revolving credit facility are primary obligations of the entities owning Dolphin, Fairlane, and Twelve Oaks, which are collateral for the line of credit. The Operating Partnership and the entities owning Fairlane and Twelve Oaks are guarantors under the credit agreement.

Equity Transactions

We also completed a series of equity transactions in the three year period ended December 31, 2008, as follows:

# of shares	Amount	Price per share	Date
(in millions of dollars)
Redemptions and Repurchases:
Stock repurchases (1)	987,180	50.0	$50.65	August 2007
Stock repurchases (1)	923,364	50.0	54.15	May - June 2007
Redemption of Series I Cumulative Redeemable Preferred Stock (2)	4,520,000	113.0	25.00	June 2006
Redemption of Series A Cumulative Redeemable Preferred Stock (3)	4,520,000	113.0	25.00	May 2006

Issuances:
Issuance of Series I Cumulative Redeemable Preferred Stock (4)	4,520,000	113.0	25.00	May 2006

(1)
For each common share repurchased, a unit of TRG partnership interest is similarly redeemed. See “Note 14 – Common and Preferred Stock and Equity of TRG” to our consolidated financial statements regarding the repurchase of our common stock.

(2)	A $0.6 million charge was recognized upon redemption of this preferred stock, comprised of the difference between the redemption price ($113.0 million) and its book value ($112.4 million).
(3)	A $4.0 million charge was recognized upon redemption of this preferred stock, comprised of the difference between the redemption price ($113.0 million) and its book value ($109.0 million).
(4)	Proceeds were used to redeem $113 million of our remaining 8.30% Series A Cumulative Redeemable Preferred Stock.

Impairment Charges

In January 2009, the Appellate Division of the Supreme Court of the State of New York reversed the favorable order that we had been issued in June 2008 directing the Town of Oyster Bay to immediately issue a special use permit for The Mall at Oyster Bay. The court also upheld the Town Board’s request for a supplemental environmental impact statement. Although we intend to immediately seek an appeal of the decision, we determined in February 2009 that we would recognize in the fourth quarter of 2008 a charge to income of $117.9 million relating to the Oyster Bay project, including $4.6 million in costs for future expenditures associated with obligations under existing contracts related to the project. This determination was reached after an overall assessment of the probability of the development of the mall as designed and a review of our previously capitalized project costs. The charge includes the costs of previous development activities as well as holding and other costs that management believes will likely not benefit the development if and when we obtain the rights to build the center. We also expect to expense any additional costs relating to Oyster Bay until it is probable that we will be able to successfully move forward with a project. We began expensing carrying costs as incurred beginning in the fourth quarter of 2008. Our remaining capitalized investment in the project as of December 31, 2008 is $39.8 million, consisting of land and site improvements. If we are ultimately unsuccessful in obtaining the right to build the center, it is uncertain  whether we would be able to recover the full amount of this capitalized investment through alternate uses of the land.

In May 2008, we entered into agreements to jointly develop University Town Center, a regional mall in Sarasota, Florida. Under the agreements, we would own a noncontrolling 25% interest in the project. Due to the current economic and retail environment, in December 2008 we announced that the project has been put on hold. Although we continue to believe it should be a very attractive opportunity longer term, we do not know if or when we will acquire an interest in the land and move forward with the project. Due to this uncertainty, we recognized an $8.3 million charge to income in the fourth quarter of 2008. The charge to income represents our share of total project costs. We have no asset remaining and expect to expense any additional costs related to the monitoring of the project until a definitive agreement is reached by the parties on going forward with the project.

Other Income

We have certain additional sources of income beyond our rental revenues, recoveries from tenants, and revenues from management, leasing, and development services, as summarized in the following table. Lease cancellation revenue is dependent on the overall economy and performance of particular retailers in specific locations and can vary significantly. Gains on peripheral land sales can also vary significantly from year-to-year, depending on the results of negotiations with tenants, counterparties, and potential purchasers of land, as well as the timing of the transactions. In 2009, we estimate our share of lease cancellation income to be approximately $7 million to $8 million. In addition, due to current economic conditions, we would expect that certain shopping center related revenues that are based on month to month or shorter term contracts, primarily sponsorship and retail marketing units income, may decrease substantially in 2009.

	2008		2007		2006
	Consolidated Businesses	Unconsolidated Joint Ventures	Consolidated Businesses	Unconsolidated Joint Ventures	Consolidated Businesses	Unconsolidated Joint Ventures
	(Operating Partnership’s share in millions of dollars)
Other income:
Shopping center related revenues	26.9	3.0	23.1	2.5	21.9	2.6
Lease cancellation revenue	9.7	2.5	10.9	2.0	10.5	2.8
	36.6	5.5	33.9	4.6	32.4	5.4
Gains on land sales and other nonoperating income:
Gains on sales of peripheral land	2.8		0.7		4.1
Interest income	1.5	0.4	2.2	0.8	5.2	0.6
Gains on discontinued hedges			0.2
	4.3	0.4	3.1	0.8	9.3	0.6

(1)	Amounts in this table may not add due to rounding.

Subsequent Event

In January 2009, in response to a decreased level of active projects due to the downturn in the economy, we reduced our workforce by about 40 positions, primarily in areas that directly or indirectly affect our development initiatives in the U.S. and Asia. A restructuring charge of approximately $2.6 million will be recorded in the first quarter of 2009, which primarily represents the cost of terminations of personnel. The majority of the restructuring costs will be paid during the first quarter of 2009.

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

Valuation of Shopping Centers

The viability of all projects under construction or development, including those owned by Unconsolidated Joint Ventures, are regularly evaluated under applicable accounting requirements, including requirements relating to abandonment of assets or changes in use. To the extent a project, or individual components of the project, are no longer considered to have value, the related capitalized costs are charged against operations. Additionally, all properties are reviewed for impairment on an individual basis whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Impairment of a shopping center owned by consolidated entities is recognized when the sum of expected cash flows (undiscounted and without interest charges) is less than the carrying value of the property. Other than temporary impairment of an investment in an Unconsolidated Joint Venture is recognized when the carrying value is not considered recoverable based on evaluation of the severity and duration of the decline in value, including the results of discounted cash flow and other valuation techniques. The expected cash flows of a shopping center are dependent on estimates and other factors subject to change, including (1) changes in the national, regional, and/or local economic climates, (2) competition from other shopping centers, stores, clubs, mailings, and the internet, (3) increases in operating costs, (4) bankruptcy and/or other changes in the condition of third parties, including anchors and tenants, (5) expected holding period, and (6) availability of credit. These factors could cause our expected future cash flows from a shopping center to change, and, as a result, an impairment could be considered to have occurred. To the extent impairment has occurred, the excess carrying value of the asset over its estimated fair value is charged to income.

In 2008, we recognized impairment charges of $117.9 million and $8.3 million related to our Oyster Bay and Sarasota projects, respectively (see “Impairment Charges”). There were no impairment charges recognized in 2007 or 2006. As of December 31, 2008, the consolidated net book value of our properties was $2.6 billion, representing over 85% of our consolidated assets. We also have varying ownership percentages in the properties of Unconsolidated Joint Ventures with a total combined net book value of $0.7 billion. These amounts include certain development costs that are described in the policy that follows.

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

On an ongoing basis, we continue to assess the probability of a project going forward and whether the asset is impaired. In addition, we also assess whether there are sufficient substantive development activities in a given period to support the capitalization of carrying costs, including interest capitalization, in that period.

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

Our $64.9 million balance of development pre-construction costs as of December 31, 2008 consists primarily of approximately $40 million of costs relating to our Oyster Bay project, as described above. The balance also includes approximately $22 million of land and improvement costs for a parcel in North Atlanta, Georgia, which was acquired for future development. A portion of this land is expected to be sold for various uses. See “Impairment Charges” regarding the status of the Oyster Bay project and others.

Valuation of Accounts and Notes Receivable

Rents and expense recoveries from tenants are our principal source of income; they represent over 90% of our revenues. In generating this income, we will routinely have accounts receivable due from tenants. The collectibility of tenant receivables is affected by bankruptcies, changes in the economy, and the ability of the tenants to perform under the terms of their lease agreements. While we estimate potentially uncollectible receivables and provide for them through charges against income, actual experience may differ from those estimates. Also, if a tenant were not able to perform under the terms of its lease agreement, receivable balances not previously provided for may be required to be charged against operations. Bad debt expense was less than 1% of total revenues in 2008, while bankruptcy filings affected 2.5% of tenant leases during the year. Since 1991, the annual provision for losses on accounts receivable has been less than 2% of annual revenues.

Notes receivable at December 31, 2008 totaled $7.5 million, of which $2.0 million relates to notes receivable from three tenants with common ownership that became delinquent during the third quarter 2008. The notes are guaranteed by affiliates of the tenants, and we expect to recover the remaining $0.6 million net book value. In addition, $1.0 million of the total notes receivable balance related to the sale of residual land. This land contract receivable is currently in default. The fair value of the land that serves as collateral is at least equal to the book value of the receivable. Valuation of delinquent notes receivable are dependent on management’s estimates of the collectibility of contractual principal and interest payments, which are inherently judgmental.

Valuation of Deferred Tax Assets

Our taxable REIT subsidiaries (TRSs) currently have deferred tax assets, reflecting net operating loss carryforwards and the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Our temporary differences primarily relate to deferred compensation and depreciation. We reduce our deferred tax assets through valuation allowances to the amount where realization is more likely than not assured, considering all available evidence, including expected future taxable earnings and potential tax planning strategies. Expected future taxable earnings and the implementation of tax planning strategies require certain significant judgments and estimates, including those relating to our management company's profitability, the timing and amounts of gains on land sales, the profitability of our Asian operations, and other factors affecting the results of operations of our TRSs. Changes in any of these factors could cause our estimates of the realization of deferred tax assets to change materially. In July 2007, the State of Michigan signed into law the Michigan Business Tax Act, replacing the Michigan single business tax with a business income tax and modified gross receipts tax. These new taxes became effective on January 1, 2008, and are subject to the provisions of SFAS No. 109 “Accounting for Income Taxes.” As of December 31, 2008, we had a net federal and foreign deferred tax asset of $3.2 million, after a valuation allowance of $6.6 million.

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

New Accounting Pronouncements

In December 2007, the FASB issued Statement No. 160 "Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin (ARB) No. 51.” This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (previously referred to as a minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Statement No. 160 generally requires noncontrolling interests to be treated as a separate component of equity (not as a liability or other item outside of permanent equity) and consolidated net income and comprehensive income to include the noncontrolling interest’s share. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. Statement No. 160 also establishes a single method of accounting for transactions that change a parent's ownership interest in a subsidiary by requiring that all such transactions be accounted for as equity transactions if the parent retains its controlling financial interest in the subsidiary. The Statement also amends certain of ARB 51's consolidation procedures for consistency with the requirements of FASB Statement No. 141 (Revised) "Business Combinations" and eliminates the requirement to apply purchase accounting to a parent’s acquisition of noncontrolling ownership interests in a subsidiary. Statement No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Except for certain presentation and disclosure requirements, Statement No. 160 will be applied on a prospective basis. In March 2008, the SEC announced revisions to EITF Topic No. D-98 "Classification and Measurement of Redeemable Securities" that provide interpretive guidance on the interaction between Topic No. D-98 and Statement No. 160.

Upon our adoption of Statement No. 160 on January 1, 2009, the noncontrolling interests in the Operating Partnership and certain consolidated joint ventures will no longer need to be carried at zero balances in our balance sheet. As a result, the income allocated to these noncontrolling interests will no longer be required to be equal to their share of distributions, which will result in a material increase to TCO's net income. See “Note 1 – Summary of Significant Accounting Policies” to our consolidated financial statements regarding current accounting for minority interests.

See “Note 20 – New Accounting Pronouncements” to our consolidated financial statements regarding Statement 160, as well as other new accounting pronouncements that will be adopted in 2009.

Presentation of Operating Results

The following table contains the operating results of our Consolidated Businesses and the Unconsolidated Joint Ventures. Income allocated to the minority partners in the Operating Partnership and preferred interests is deducted to arrive at the results allocable to our common shareowners. Because the net equity balances of the Operating Partnership and the outside partners in certain consolidated joint ventures are less than zero, the income allocated to these minority and outside partners is equal to their share of operating distributions (see “New Accounting Pronouncements” regarding changes to the accounting for minority interests). The net equity of these minority and outside partners is less than zero due to accumulated distributions in excess of net income and not as a result of operating losses. Distributions to partners are usually greater than net income because net income includes non-cash charges for depreciation and amortization. Our average ownership percentage of the Operating Partnership was 67% in 2008, 66% in 2007, and 65% in 2006.

The results of The Pier Shops are presented within the Consolidated Businesses for periods beginning April 13, 2007, as a result of our acquisition of a controlling interest in the center. Prior to the acquisition date, the results of The Pier Shops are included within the Unconsolidated Joint Ventures.

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

Our presentations of Beneficial Interest in EBITDA and FFO are not necessarily comparable to the similarly titled measures of other REITs due to the fact that not all REITs use the same definitions. These measures should not be considered alternatives to net income (loss) or as an indicator of our operating performance. Additionally, neither represents cash flows from operating, investing or financing activities as defined by GAAP. Reconciliations of Net Income (Loss) Allocable to Common Shareowners to Funds from Operations and Net Income (Loss) to Beneficial Interest in EBITDA are presented following the Comparison of 2007 to 2006.

Comparison of 2008 to 2007

The following table sets forth operating results for 2008 and 2007, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

2008		2007
CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)
                                                    (in millions of dollars)
REVENUES:
Minimum rents	353.2	157.1	329.4	150.9
Percentage rents	13.8	6.6	14.8	8.4
Expense recoveries	248.6	98.5	228.4	94.9
Management, leasing, and development services	15.9		16.5
Other	40.1	9.6	37.7	8.4
Total revenues	671.5	271.8	626.8	262.6

EXPENSES:
Maintenance, taxes, and utilities	189.2	66.8	175.9	66.6
Other operating	79.6	22.5	69.6	20.7
Management, leasing, and development services	8.7		9.1
General and administrative	28.1		30.4
Impairment charge (2)	117.9
Interest expense	147.4	65.0	131.7	66.2
Depreciation and amortization (3)	147.4	40.7	137.9	39.4
Total expenses	718.4	195.0	554.7	193.0

Gains on land sales and other nonoperating income	4.6	0.7	3.6	1.6
	(42.3)	77.5	75.7	71.2
Income tax expense	(1.1)
Equity in income of Unconsolidated Joint Ventures (3)(4)	35.4		40.5
Income (loss) before minority and preferred interests	(8.1)		116.2
Minority and preferred interests:
TRG preferred distributions	(2.5)		(2.5)
Minority share of income of consolidated joint ventures	(7.4)		(5.0)
Distributions in excess of minority share of income of consolidated joint ventures	(8.6)		(3.0)
Minority share of (income) loss of TRG	11.3		(33.2)
Distributions in excess of minority share of income (loss) of TRG	(56.8)		(9.4)
Net income (loss)	(72.0)		63.1
Preferred dividends	(14.6)		(14.6)
Net income (loss) allocable to common shareowners	(86.7)		48.5

SUPPLEMENTAL INFORMATION:
EBITDA - 100%	244.2	183.2	345.3	176.8
EBITDA - outside partners' share	(40.0)	(82.2)	(36.6)	(80.0)
Beneficial interest in EBITDA	204.2	101.1	308.7	96.8
Beneficial interest expense	(127.8)	(33.8)	(117.4)	(33.3)
Beneficial income tax expense	(1.1)
Non-real estate depreciation	(3.3)		(2.7)
Preferred dividends and distributions	(17.1)		(17.1)
Funds from Operations contribution	54.9	67.3	171.6	63.5

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

(2)	In 2008, we recognized an impairment charge on our Oyster Bay project.
(3)
Amortization of our additional basis in the Operating Partnership included in depreciation and amortization was $4.9 million in both 2008 and 2007. Also, amortization of our additional basis included in equity in income of Unconsolidated Joint Ventures was $1.9 million in both 2008 and 2007.

(4)	Equity in income of Unconsolidated Joint Ventures in 2008 includes an $8.3 million charge recognized in connection with the impairment of our Sarasota joint venture.
(5)	Amounts in this table may not add due to rounding.

Consolidated Businesses

Total revenues for the year ended December 31, 2008 were $671.5 million, a $44.7 million or 7.1% increase over 2007. Minimum rents increased $23.8 million, primarily due to the October 2007 opening of Partridge Creek, the September 2007 expansion at Twelve Oaks, and The Pier Shops, which we began consolidating in April 2007 upon the acquisition of a controlling interest in the center. Minimum rents also increased due to tenant rollovers and increases in average occupancy. Percentage rents decreased due to lower tenant sales. Expense recoveries increased primarily due to Partridge Creek, Twelve Oaks, and The Pier Shops, as well as increased CAM capital expenditures and recoverable costs at certain centers. Management, leasing, and development revenue decreased primarily due to lower revenue on the Songdo development contract, which in the first quarter of 2007 included revenue related to 2006 services, and was partially offset by increased revenue from our Salt Lake City project. In 2009, we expect our margin on management, leasing, and development revenue to be comparable to 2008. Other income increased primarily due to increases in parking-related and sponsorship revenue, which were partially offset by a decrease in lease cancellation revenue.

Total expenses were $718.4 million, a $163.7 million or 29.5% increase from 2007. Maintenance, taxes, and utilities expense increased primarily due to Partridge Creek, The Pier Shops, and Twelve Oaks, as well as increases in maintenance costs and property taxes at certain centers. Other operating expense increased due to increased pre-development costs and bad debt expense, The Pier Shops, and Partridge Creek. Given the overall retail environment and capital market status, we expect to reduce our pre-development spending in both the U.S. and in Asia in 2009. In 2008, we incurred $18.5 million on pre-development activities. We expect to incur about $13 million in 2009, of which about $2 million relates to our ongoing Oyster Bay efforts, which we began expensing in the fourth quarter of 2008. General and administrative expense decreased primarily due to a significant decrease in bonus expense. In addition to a significant reduction in annual bonus plan expense due to financial performance, our deferred long-term compensation grants are marked to market quarterly based on our stock price. Due to the payout of most of these deferred grants early in 2009, we no longer expect a significant impact of marking to market beyond 2008. In 2009, we expect general and administrative expense to be comparable to 2008. In 2008, we recognized a $117.9 million impairment charge on our Oyster Bay project (see “Results of Operations – Impairment Charges”). Interest expense increased primarily due to the January 2008 refinancing at International Plaza, Partridge Creek, and The Pier Shops. Interest expense also increased due to the termination of interest capitalization on our Oyster Bay project in the fourth quarter of 2008, the repurchase of common stock in 2007, the escrowed Macao payment, and the expansion at Twelve Oaks. These increases were partially offset by decreases in floating interest rates. Depreciation expense increased due to Partridge Creek, The Pier Shops, and Twelve Oaks.

Gains on land sales and other nonoperating income increased primarily due to $2.8 million of gains on land sales and land-related rights in 2008, compared to $0.7 million of gains in 2007. This increase was partially offset by decreased interest income. In 2009, gains on land sales are expected to be under $2 million, and we may not be able to complete any transactions.

Income tax expense in 2008 consists of taxes related to the Michigan Business Tax Act, which became effective January 1, 2008 (see “Results of Operations – Application of Critical Accounting Policies – Valuation of Deferred Tax Assets”). The new tax replaced the Michigan Single Business Tax, which was previously classified within Other operating expense on our Statement of Operations.

Unconsolidated Joint Ventures

Total revenues for the year ended December 31, 2008 were $271.8 million, a $9.2 million or 3.5% increase from 2007. Minimum rents increased by $6.2 million, primarily due to tenant rollovers, the November 2007 expansion at Stamford, increased income from specialty retailers, and prior year adjustments at Arizona Mills in 2007. These increases were partially offset by the reduction due to the consolidation of The Pier Shops and decreases due to frictional vacancy on spaces that opened in the second half of the year. Percentage rents decreased due to lower tenant sales. Expense recoveries increased primarily due to increased maintenance costs at certain centers, Stamford, and an increase in revenue from marketing and promotion services, which were partially offset by The Pier Shops and decreases due to adjustments in 2007 to prior estimated recoveries at certain centers. Other income increased primarily due to Stamford and increases in lease cancellation revenue.

Total expenses increased by $2.0 million or 1.0%, to $195.0 million for the year ended December 31, 2008. Maintenance, taxes, and utilities expense remained relatively flat, with increases due to Stamford and increased maintenance costs at certain centers being offset by The Pier Shops. Other operating expense increased primarily due to Stamford and increased professional fees, which were partially offset by The Pier Shops. Interest expense decreased due to The Pier Shops, which was partially offset by the refinancing at Fair Oaks. Depreciation expense increased due to the expansion at Stamford and higher depreciation on CAM assets, which were partially offset by The Pier Shops.

As a result of the foregoing, income of the Unconsolidated Joint Ventures increased by $6.3 million to $77.5 million. We had an effective 6% interest in The Pier Shops based on relative equity contributions, prior to our acquisition of a controlling interest in April 2007 (see “Results of Operations – Openings, Expansions and Renovations, and Acquisitions”). Our equity in income of the Unconsolidated Joint Ventures was $35.4 million, a $5.1 million decrease from 2007. In 2008, we recognized an impairment charge of $8.3 million related to our investment in University Town Center (see “Results of Operations – Impairment Charges”). The charge to income represents our share of our Sarasota joint venture project costs.

Net Income (Loss)

Our income (loss) before minority and preferred interests decreased by $124.3 million to a $8.1 million loss for 2008, due to the impairment charges. After allocation of income to minority and preferred interests, the net income (loss) allocable to common shareowners for 2008 was a loss of $86.7 million compared to $48.5 million of income in 2007.

Comparison of 2007 to 2006

The following table sets forth operating results for 2007 and 2006, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

2007		2006
CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)
                                                    (in millions of dollars)
REVENUES:
Minimum rents	329.4	150.9	311.2	148.8
Percentage rents	14.8	8.4	14.7	8.0
Expense recoveries	228.4	94.9	206.2	85.6
Management, leasing and development services	16.5		11.8
Other	37.7	8.4	35.4	9.7
Total revenues	626.8	262.6	579.3	252.2

EXPENSES:
Maintenance, taxes, and utilities	175.9	66.6	152.9	64.3
Other operating	69.6	20.7	71.6	26.3
Management, leasing and development services	9.1		5.7
General and administrative	30.4		30.3
Interest expense (2)	131.7	66.2	128.6	57.6
Depreciation and amortization (3)	137.9	39.4	138.0	45.8
Total expenses	554.7	193.0	527.1	193.9

Gains on land sales and other nonoperating income	3.6	1.6	9.5	1.3
	75.7	71.2	61.6	59.6
Equity in income of Unconsolidated Joint Ventures (3)	40.5		33.5
Income before minority and preferred interests	116.2		95.1
Minority and preferred interests:
TRG preferred distributions	(2.5)		(2.5)
Minority share of income of consolidated joint ventures	(5.0)		(5.8)
Distributions in excess of minority share of income of consolidated joint ventures	(3.0)		(4.9)
Minority share of income of TRG	(33.2)		(22.8)
Distributions in excess of minority share of income of TRG	(9.4)		(14.1)
Net income	63.1		45.1
Preferred dividends (4)	(14.6)		(23.7)
Net income allocable to common shareowners	48.5		21.4

SUPPLEMENTAL INFORMATION:
EBITDA - 100%	345.3	176.8	328.2	162.9
EBITDA - outside partners' share	(36.6)	(80.0)	(33.2)	(71.4)
Beneficial interest in EBITDA	308.7	96.8	295.0	91.6
Beneficial interest expense	(117.4)	(33.3)	(115.8)	(31.2)
Non-real estate depreciation	(2.7)		(2.9)
Preferred dividends and distributions	(17.1)		(26.2)
Funds from Operations contribution	171.6	63.5	150.0	60.4

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

(3)
Amortization of our additional basis in the Operating Partnership included in depreciation and amortization was $4.9 million in both 2007 and 2006. Also, amortization of our additional basis included in equity in income of Unconsolidated Joint Ventures was $1.9 million in both 2007 and 2006.

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

Total expenses were $554.7 million, a $27.6 million or 5.2% increase from 2006. Maintenance, taxes, and utilities expense increased primarily due to The Pier Shops, increases in maintenance costs and property taxes at certain centers, Partridge Creek, and Twelve Oaks. Other operating expense decreased due to decreases in the provision for bad debts, costs related to marketing and promotion, and professional fees, which were partially offset by increases due to The Pier Shops, pre-development costs, and property management costs. Management, leasing, and development expense increased primarily due to activities related to the Songdo development contract. General and administrative expense remained relatively flat, with increases in compensation expenses and travel costs, offset in part by decreased bonus expense due to the mark-to-market of long term grants that fluctuate with our stock price. Interest expense increased due to The Pier Shops, interest on new debt used to fund the redemption of preferred stock in June 2006, the repurchase of common stock in 2007, Partridge Creek, and Twelve Oaks. These increases were partially offset by reduced rates on the refinancings of Dolphin and Cherry Creek, the pay off of Willow Bend, and the write-off in 2006 of financing costs related to the refinancing of Dolphin and the pay-off of the Willow Bend and Oyster Bay loans. In addition, excess proceeds received from the financing of Waterside in 2006 were used to pay down our lines of credit. Depreciation expense remained relatively flat, with decreases due to fully depreciated assets at certain centers and lower depreciation on CAM assets being offset by increases due to The Pier Shops, Partridge Creek, and changes in depreciable lives of tenant allowances and other assets in connection with early terminations.

Gains on land sales and other nonoperating income was down $5.9 million in 2007 due to a decrease in interest income due to overall lower average cash balances in 2007 and a decrease in gains on peripheral land sales. There were $0.7 million of gains on land sales in 2007, compared to $4.1 million of gains in 2006.

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

As a result of the foregoing, income of the Unconsolidated Joint Ventures increased by $11.6 million to $71.2 million. We had an effective 6% interest in The Pier Shops based on relative equity contributions, prior to our acquisition of a controlling interest in April 2007 (see “Results of Operations – Openings, Expansions and Renovations, and Acquisitions”). Our equity in income of the Unconsolidated Joint Ventures was $40.5 million, a $7.0 million increase from 2006.

Net Income

Our income before minority and preferred interests increased by $21.1 million to $116.2 million for 2007. Preferred dividends decreased due to the redemption of preferred stock in 2006. Preferred dividends in 2006 also included $4.7 million of charges recognized in connection with the redemption of the preferred stock (see “Results of Operations – Equity Transactions”). After allocation of income to minority and preferred interests, the net income allocable to common shareowners for 2007 was $48.5 million compared to $21.4 million in 2006.

Reconciliation of Net Income (Loss) Allocable to Common Shareowners to Funds from Operations

	2008	2007	2006
	(in millions of dollars, except as indicated)
Net income (loss) allocable to common shareowners	(86.7)	48.5	21.4

Add (less) depreciation and amortization (1):
Consolidated businesses at 100%	147.4	137.9	138.0
Minority partners in consolidated joint ventures	(13.0)	(17.3)	(14.6)
Share of unconsolidated joint ventures	23.6	23.0	26.9
Non-real estate depreciation	(3.3)	(2.7)	(2.9)

Add minority interests:
Minority share of income (loss) in TRG	(11.3)	33.2	22.8
Distributions in excess of minority share of income of TRG	56.8	9.4	14.1
Distributions in excess of minority share of income of consolidated joint ventures	8.6	3.0	4.9

Funds from Operations	122.2	235.1	210.4

TCO’s average ownership percentage of TRG	66.6%	66.1%	65.0%

Funds from Operations allocable to TCO	81.3	155.4	136.7

(1)	Depreciation and amortization includes $14.1 million, $11.3 million, and $10.2 million of mall tenant allowance amortization for the years ended December 31, 2008, 2007, and 2006, respectively.
(2)	Amounts in this table may not add due to rounding.

Reconciliation of Net Income (Loss) to Beneficial Interest in EBITDA

	2008	2007	2006
	(in millions of dollars, except as indicated)
Net income (loss)	(72.0)	63.1	45.1

Add (less) depreciation and amortization:
Consolidated businesses at 100%	147.4	137.9	138.0
Minority partners in consolidated joint ventures	(13.0)	(17.3)	(14.6)
Share of unconsolidated joint ventures	23.6	23.0	26.9

Add (less) preferred interests, interest expense, and income tax expense:
Preferred distributions	2.5	2.5	2.5
Interest expense:
Consolidated businesses at 100%	147.4	131.7	128.6
Minority partners in consolidated joint ventures	(19.6)	(14.3)	(12.9)
Share of unconsolidated joint ventures	33.8	33.3	31.2
Income tax expense	1.1

Add minority interests:
Minority share of income (loss) in TRG	(11.3)	33.2	22.8
Distributions in excess of minority share of income of TRG	56.8	9.4	14.1
Distributions in excess of minority share of income of consolidated joint ventures	8.6	3.0	4.9

Beneficial interest in EBITDA	305.3	405.6	386.5

TCO’s average ownership percentage of TRG	66.6%	66.1%	65.0%

Beneficial interest in EBITDA allocable to TCO	203.2	268.0	251.1

(1)	Amounts in this table may not add due to rounding.

Liquidity and Capital Resources

Capital resources are required to maintain our current operations, pay dividends, and fund planned capital spending, future developments, and other commitments and contingencies. Current market conditions have severely limited the availability of new sources of financing and capital, which will clearly have an impact on our ability and the ability of our partners to obtain construction financing for planned new development projects in the near term. However, we are financed with property-specific secured debt, we have two unencumbered center properties (Willow Bend and Stamford, a 50% owned unconsolidated joint venture property), and we have no maturities on our current debt until fall 2010, when $338 million at 100% and $264 million at our beneficial share of three loans mature. In addition, the three loans maturing in 2010 are financed at historically conservative loan to value ratios averaging five to six times current net operating income for the properties. Further, of the $650 million at 100% and $363 million at our beneficial share of additional debt that matures in 2011(excluding our lines of credit, which are discussed below), $575 million at 100% and $288 million at our beneficial share can be extended at our option to 2013, subject to certain covenants.

Summaries of 2008 Capital Activities and Transactions

As of December 31, 2008, we had a consolidated cash balance of $62.1 million, of which $2.9 million is restricted to specific uses stipulated by our lenders. We also have secured lines of credit of $550 million and $40 million. As of December 31, 2008, the total amount utilized of the $550 million and $40 million lines of credit was $240 million. Both lines of credit mature in February 2011. The $550 million line of credit has a one-year extension option. Twelve banks participate in these facilities. Given the lack of debt maturities until fall 2010, we believe we have sufficient liquidity from our lines of credit and cash flows from both our consolidated and unconsolidated properties to meet our planned operating, financing and capital needs and commitments during this period. See “MD&A – Liquidity and Capital Resources – Capital Spending” for more details.

Operating Activities

Our net cash provided by operating activities was $253.4 million in 2008, compared to $257.8 million in 2007 and $223.5 million in 2006. See also “Results of Operations” for descriptions of 2008 and 2007 transactions affecting operating cash flow. All of the impairment charge on the Oyster Bay project, other than $16.9 million, represented previous years’ expenditures. See “MD&A – Results of Operations – Impairment Charges” for more details.

Investing Activities

Net cash used in investing activities was $111.1 million in 2008 compared to $227.7 million in 2007 and $131.5 million in 2006. Cash used in investing activities was impacted by the timing of capital expenditures, with additions to properties in 2008, 2007, and 2006 for the construction of Partridge Creek and Northlake, the expansion and renovation at Twelve Oaks, the acquisition of land for future development, and our Oyster Bay Project, as well as other development activities and other capital items. Additions to properties in 2007 also included costs to complete construction at The Pier Shops, paid subsequent to our acquisition of a controlling interest. A tabular presentation of 2008 and 2007 capital spending is shown in “Capital Spending”. In 2008, we exercised our option to purchase interests in Partridge Creek from the third-party owner for $11.8 million (see “Note 2 – Acquisitions – The Mall at Partridge Creek” in our consolidated financial statements). During April 2007, we purchased a controlling interest in The Pier Shops for $24.5 million in cash and upon its consolidation we included its $33.4 million balance of cash on our balance sheet. In 2008, a $54.3 million contribution was made related to our acquisition of a 25% interest in The Mall at Studio City. The contribution is currently held in escrow (see “Results of Operations – Taubman Asia”). In 2008 and 2007, $2.7 million and $3.4 million, respectively, were used to acquire marketable equity securities and other assets. During 2007, we issued $2.2 million in notes receivable in connection with the construction of certain tenant leasehold improvements and in 2008 we received $0.2 million in payments on the notes. Contributions to Unconsolidated Joint Ventures of $12.1 million in 2008 included $7.2 million of funding and costs related to our Sarasota joint venture. Contributions to Unconsolidated Joint Ventures of $15.2 million in 2007 were made primarily to fund the expansions at Stamford and Waterside. Contributions to Unconsolidated Joint Ventures of $25.3 million in 2006 were made primarily to purchase land that Sunvalley is located on and to fund the expansion at Waterside.

Sources of cash used in funding these investing activities, other than cash flows from operating activities, included distributions from Unconsolidated Joint Ventures, as well as the transactions described under Financing Activities. Distributions in excess of earnings from Unconsolidated Joint Ventures provided $63.3 million in 2008, which included excess proceeds from the Fair Oaks refinancing. Distributions in excess of earnings from Unconsolidated Joint Ventures provided $3.0 million and $57.6 million in 2007 and 2006, respectively. The amounts in 2006 included proceeds from the Waterside financing. Net proceeds from sales of peripheral land were $6.3 million, $1.1 million and $5.4 million in 2008, 2007, and 2006, respectively. The timing of land sales is variable and proceeds from land sales can vary significantly from period to period. A $9.0 million note received in connection with the 2005 sale of a center was collected in 2006.

Financing Activities

Net cash used in financing activities was $127.3 million in 2008 compared to $9.3 million in 2007 and $231.6 million in 2006. Net cash used in financing activities was primarily impacted by cash requirements of the investing activities described in the preceding section. Proceeds from the issuance of debt, net of payments and issuance costs, were $93.2 million in 2008, compared to $244.2 million in 2007 and $51.6 million in 2006. Repurchases of common stock totaled $100.0 million in 2007. In 2006 we used the proceeds from the issuance of the $113 million Series I Preferred Stock to redeem the remaining outstanding Series A Preferred Stock. The Series I Preferred Stock was subsequently redeemed in 2006. Equity issuance costs were $0.6 million in 2006. In 2008 and 2007, $3.8 million and $0.4 million was received, respectively, in connection with incentive plans. The prior third-party owner of Partridge Creek contributed $9.0 million in 2006 to fund the project (see "Note 2–Acquisitions–The Mall at Partridge Creek" regarding the ownership structure of this project). Total dividends and distributions paid were $221.3 million, $149.7 million, and $178.6 million in 2008, 2007, and 2006, respectively. Distributions to minority interests in 2008 and 2006 include $51.3 million and $45.3 million of excess proceeds from the refinancings of International Plaza and Cherry Creek, respectively.

Beneficial Interest in Debt

At December 31, 2008, the Operating Partnership's debt and its beneficial interest in the debt of its Consolidated and Unconsolidated Joint Ventures totaled $3,004.0 million, with an average interest rate of 5.26% excluding amortization of debt issuance costs and the effects of interest rate hedging instruments. These costs are reported as interest expense in the results of operations. Interest expense for the year ended December 31, 2008 includes $0.8 million of non-cash amortization relating to acquisitions, or 0.03% of the average all-in rate. Beneficial interest in debt includes debt used to fund development and expansion costs. Beneficial interest in construction work in progress totaled $69.5 million as of December 31, 2008, which includes $29.1 million of assets on which interest is being capitalized. Beneficial interest in capitalized interest was $7.9 million for 2008. The following table presents information about our beneficial interest in debt as of December 31, 2008:

Amount	Interest Rate Including Spread
(in millions of dollars)
Fixed rate debt	2,388.0	5.70%	(1)

Floating rate debt:
Swapped through December 2010	162.8	5.01%
Swapped through March 2011	125.0	4.22%
Swapped through October 2012	15.0	5.95%
	302.8	4.73%	(1)
Floating month to month	313.2	2.47%	(1)
Total floating rate debt	616.0	3.58%	(1)

Total beneficial interest in debt	3,004.0	5.26%	(1)

Amortization of financing costs (2)		0.18%
Average all-in rate		5.44%

(1)	Represents weighted average interest rate before amortization of financing costs.
(2)	Financing costs include financing fees, interest rate cap premiums, and losses on settlement of derivatives used to hedge the refinancing of certain fixed rate debt.
(3)	Amounts in table may not add due to rounding.

Sensitivity Analysis

We have exposure to interest rate risk on our debt obligations and interest rate instruments. We use derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. We routinely use cap, swap, and treasury lock agreements to meet these objectives. Based on the Operating Partnership's beneficial interest in floating rate debt in effect at December 31, 2008 and 2007, a one percent increase or decrease in interest rates on this floating rate debt would decrease or increase cash flows by approximately $3.1 million and $3.5 million, respectively, and, due to the effect of capitalized interest, annual earnings by approximately $3.1 million and $3.3 million, respectively. Based on our consolidated debt and interest rates in effect at December 31, 2008 and 2007, a one percent increase in interest rates would decrease the fair value of debt by approximately $111.7 million and $126.1 million, respectively, while a one percent decrease in interest rates would increase the fair value of debt by approximately $118.8 million and $135.2 million, respectively.

Contractual Obligations

In conducting our business, we enter into various contractual obligations, including those for debt, capital leases for property improvements, operating leases for land and office space, purchase obligations (primarily for construction), and other long-term commitments. Detail of these obligations as of December 31, 2008 for our consolidated businesses, including expected settlement periods, is contained below:

Payments due by period
Total	Less than 1 year (2009)	1-3 years (2010-2011)	3-5 years (2012-2013)	More than 5 years (2014+)
(in millions of dollars)
Debt (1)	2,796.8	14.4	862.3	146.2	1,773.8
Interest payments (1)	782.8	147.9	256.8	205.7	172.5
Capital lease obligations	2.6	1.9	0.8
Operating leases	440.1	10.5	18.6	15.1	395.9
Purchase obligations:
Planned capital spending	40.6	40.6
Other purchase obligations (2)	20.4	6.9	5.8	4.7	2.9
Other long-term liabilities (3)	64.6	0.7	1.7	2.4	59.7
Total	4,147.9	222.9	1,146.0	374.1	2,404.8

(1)
The settlement periods for debt do not consider extension options. Amounts relating to interest on floating rate debt are calculated based on the debt balances and interest rates as of December 31, 2008.

(2)	Excludes purchase agreements with cancellation provisions of 90 days or less.
(3)	Other long-term liabilities consist of various accrued liabilities, most significantly assessment bond obligations and long-term incentive compensation.
(4)	Amounts in this table may not add due to rounding.

Loan Commitments and Guarantees

Certain loan agreements contain various restrictive covenants, including a minimum net worth requirement, a maximum payout ratio on distributions, a minimum debt yield ratio, a maximum leverage ratio, minimum interest coverage ratios and a minimum fixed charges coverage ratio, the latter being the most restrictive. We are in compliance with all of our covenants as of December 31, 2008. The maximum payout ratio on distributions covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain our tax status, pay preferred distributions, and for distributions related to the sale of certain assets. See “Note 9 – Notes Payable – Debt Covenants and Guarantees” to the consolidated financial statements for more details.

Cash Tender Agreement

A. Alfred Taubman has the annual right to tender units of partnership interest in the Operating Partnership and cause us to purchase the tendered interests at a purchase price based on a market valuation of TCO on the trading date immediately preceding the date of the tender. See “Note 15 – Commitments and Contingencies” to the consolidated financial statements for more details.

Capital Spending

New Centers

Our remaining investment in the Oyster Bay project as of December 31, 2008 is $39.8 million, consisting of land and site improvements. We also expect to expense any additional costs relating to Oyster Bay until it is probable that we will be able to successfully move forward with a project. We began expensing carrying costs as incurred beginning in the fourth quarter of 2008. Also, we have no remaining asset related to our Sarasota project and expect to expense any additional costs related to the monitoring of the project until a definitive agreement is reached by the parties on going forward with the project. See “MD&A – Results of Operations – Impairment Charges” for more details.

We have finalized the majority of agreements, subject to certain conditions, regarding City Creek Center, a mixed-use project in Salt Lake City, Utah. The 0.7 million square foot retail component of the project will include Macy’s and Nordstrom as anchors. We have been a consultant throughout the planning process for this project and are finalizing agreements to develop, manage, lease, and own the retail space under a participating lease. When the conditions are satisfied we will provide the anticipated costs and returns. Meanwhile, construction is progressing and we are leasing space for a 2012 opening. The lessor will provide all of the construction financing.

In January 2007, we acquired land for future development in North Atlanta, Georgia. This land and two adjoining parcels, which are currently under our option, are being considered for a significant mixed use project. The project would include about 1.4 million square feet of retail, 900,000 square feet of office, 875 residential units, and 500 hotel rooms.

See “MD&A – Results of Operations – Taubman Asia” regarding the status of our involvement in The Mall at Studio City and Songdo.

2008 and 2007 Capital Spending

Capital spending for routine maintenance of the shopping centers is generally recovered from tenants. Capital spending during 2008, excluding acquisitions, is summarized in the following table:

	2008 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions of dollars)
New Development Projects:
Pre-construction development activities (2)	16.4	16.4	6.5	4.0
New centers (3)	1.7	1.7

Existing Centers:
Renovation projects with incremental GLA and/or anchor replacement	12.3	10.7	18.8	6.7
Renovations with no incremental GLA effect and other	1.3	1.1	4.8	2.9
Mall tenant allowances (4)	9.4	8.9	11.7	7.3
Asset replacement costs reimbursable by tenants	11.0	9.6	12.2	7.9

Corporate office improvements, technology, and equipment (5)	4.2	4.2

Additions to properties	56.3	52.6	54.1	28.9

(1)	Costs are net of intercompany profits and are computed on an accrual basis.
(2)
Primarily includes costs related to Oyster Bay and Sarasota projects through September 30, 2008, all of which were written off as part of the fourth quarter impairment charge. Excludes $54.3 million escrow deposit paid in 2008 relating to the Macao project.

(3)	Includes costs related to The Mall at Partridge Creek.
(4)	Excludes initial lease-up costs.
(5)	Includes U.S. and Asia offices.
(6)	Amounts in this table may not add due to rounding.

The following table presents a reconciliation of the Consolidated Businesses’ capital spending shown above (on an accrual basis) to additions to properties (on a cash basis) as presented in our Consolidated Statement of Cash Flows for the year ended December 31, 2008:

(in millions of dollars)
Consolidated Businesses’ capital spending	56.3
Differences between cash and accrual basis	43.7
Additions to properties	100.0

Capital spending during 2007, excluding acquisitions, is summarized in the following table:

	2007 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions of dollars)
New Development Projects:
Pre-construction development activities (2)	30.6	30.1
New centers (3)	87.7	87.1

Existing Centers:
Renovation projects with incremental GLA and/or anchor replacement (4)	53.7	51.0	68.0	27.6
Renovations with no incremental GLA effect and other	3.0	2.9	4.0	2.3
Mall tenant allowances (5)	18.5	17.1	1.8	1.0
Asset replacement costs reimbursable by tenants	34.0	32.6	4.7	2.7

Corporate office improvements, technology, and equipment	1.8	1.8

Additions to properties	229.2	222.6	78.6	33.5

(1)	Costs are net of intercompany profits and are computed on an accrual basis.
(2)	Primarily includes costs to acquire and improve land for future development in North Atlanta, Georgia, and project costs of Oyster Bay.
(3)	Includes costs related to The Mall at Partridge Creek and The Pier Shops at Caesars (subsequent to the acquisition).
(4)	Includes costs related to the renovation at Stamford Town Center and the expansion at Twelve Oaks Mall.
(5)	Excludes initial lease-up costs.
(6)	Amounts in this table may not add due to rounding.

The Operating Partnership's share of mall tenant allowances per square foot leased, committed under contracts during the year, excluding expansion space and new developments, was $18.09 in 2008 and $18.47 in 2007. In addition, the Operating Partnership's share of capitalized leasing and tenant coordination costs excluding new developments, was $7.6 million and $7.7 million in 2008 and 2007, respectively, or $7.76 and $7.52, in 2008 and 2007, respectively, per square foot leased.

Planned Capital Spending

The following table summarizes planned capital spending for 2009:

	2009 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions of dollars)
Site improvements(2)	1.9	1.9
Existing centers(3)	37.0	29.8	12.1	6.6
Corporate office improvements, technology, and equipment	1.8	1.8
Total	40.6	33.4	12.1	6.6

(1)	Costs are net of intercompany profits.
(2)	Includes costs to improve land for future development in North Atlanta, Georgia.
(3)	Primarily includes costs related to mall tenant allowances and asset replacement costs reimbursable by tenants.
(4)	Amounts in this table may not add due to rounding.

Estimates of future capital spending include only projects approved by our Board of Directors and, consequently, estimates will change as new projects are approved. Costs of potential development projects, including our exploration of development possibilities in Asia, are expensed until we conclude that it is probable that the project will reach a successful conclusion. We are currently capitalizing costs on our project in Salt Lake City. As of December 31, 2008, the capitalized cost of this project was $1.2 million.

Disclosures regarding planned capital spending, including estimates regarding timing of openings, capital expenditures, occupancy, and returns on new developments are forward-looking statements and certain significant factors could cause the actual results to differ materially, including but not limited to (1) actual results of negotiations with anchors, tenants, and contractors, (2) timing and outcome of litigation and entitlement processes, (3) changes in the scope, number, and valuation of projects, (4) cost overruns, (5) timing of expenditures, (6) availability of and cost of financing and other financing considerations, (7) actual time to start construction and complete projects, (8) changes in economic climate, (9) competition from others attracting tenants and customers, (10) increases in operating costs, (11) timing of tenant openings, and (12) early lease terminations and bankruptcies.

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

On December 10, 2008, we declared a quarterly dividend of $0.415 per common share that was paid on January 20, 2009 to shareowners of record on December 31, 2008. We declared a quarterly dividend of $0.50 per share on our 8% Series G Preferred Stock, paid December 31, 2008 to shareowners of record on December 19, 2008. We also declared a quarterly dividend of $0.4765625 per share on our 7.625% Series H Preferred Stock, paid on December 31, 2008 to shareowners of record on December 19, 2008.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by this Item is included in this report at Item 7 under the caption “Liquidity and Capital Resources”.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Financial Statements of Taubman Centers, Inc. and the Reports of Independent Registered Public Accounting Firm thereon are filed pursuant to this Item 8 and are included in this report at Item 15.

Item 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the Company’s fourth quarter 2008 evaluation of such internal control that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the Company’s current and prior equity compensation plans as of December 31, 2008:

Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
(a)	(b)	(c)
Equity compensation plans approved by security holders:
The Taubman Company 2008 Omnibus Long-Term Incentive Plan (1)				6,098,558
1992 Incentive Option Plan (2)	1,350,477	$39.73
The Taubman Company 2005 Long-Term Incentive Plan (3)	334,878		(4)
	1,685,355	39.73		6,098,558
Equity compensation plan not approved by security holders -
Non-Employee Directors’ Deferred Compensation Plan (5)	24,296		(6)		(7)
	1,709,651	$39.73		6,098,558

(1)
Under The Taubman Company 2008 Omnibus Long-Term Incentive Plan, directors, officers, employees, and other service providers of the Company receive restricted shares, restricted share units, restricted units of limited partnership in TRG (“TRG Units”), restricted TRG Units, options to purchase common stock or TRG Units, share appreciation rights, unrestricted shares of common stock or TRG Units, and other awards to acquire up to an aggregate of 6,100,000 shares of common stock or TRG Units. No further awards will be made under the 1992 Incentive Option Plan, The Taubman Company 2005 Long-Term Incentive Plan, or the Non-Employee Directors' Stock Grant Plan.

(2)
Under the 1992 Incentive Option Plan, employees receive TRG Units upon the exercise of their vested options, and each TRG Unit can be converted into one share of common stock under the Continuing Offer. Excludes 871,262 deferred units, the receipt of which were deferred by Robert S. Taubman at the time he exercised options in 2002; the options were initially granted under TRG's 1992 Incentive Option Plan (See Note 13 to our consolidated financial statements included at Item 15 (a) (1)).

(3)	Under The Taubman Company 2005 Long-Term Incentive Plan, employees receive restricted stock units, which represent the right to one share of common stock upon vesting.
(4)	Excludes restricted stock units issued under The Taubman Company 2005 Long-Term Incentive Plan because they are converted into common stock on a one-for-one basis at no additional cost.
(5)
The Deferred Compensation Plan, which was approved by the Board in May 2005, gives each non-employee director of the Company the right to defer the receipt of all or a portion of his or her annual director retainer until the termination of such director's service on the Board and for such deferred compensation to be denominated in restricted stock units. The number of restricted stock units received equals the deferred retainer fee divided by the fair market value of the common stock on the business day immediately before the date the director would otherwise have been entitled to receive the retainer fee. The restricted stock units represent the right to receive equivalent shares of common stock at the end of the deferral period. During the deferral period, when the Company pays cash dividends on the common stock, the directors' deferral accounts are credited with dividend equivalents on their deferred restricted stock units, payable in additional restricted stock units based on the then-fair market value of the common stock. Each Director's account is 100% vested at all times.

(6)	The restricted stock units are excluded because they are converted into common stock on a one-for-one basis at no additional cost.
(7)	The number of securities available for future issuance is unlimited and will reflect whether non-employee directors elect to defer all or a portion of their annual retainers.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

15(a)(1)	The following financial statements of Taubman Centers, Inc. and the Reports of Independent Registered Public Accounting Firm thereon are filed with this report:

15(a)(2)	The following is a list of the financial statement schedules required by Item 15(d):

TAUBMAN CENTERS, INC.
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2008, 2007, and 2006	F-37
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2008	F-38

15(a)(3)

3(a)	--	Restated By-Laws of Taubman Centers, Inc. (incorporated herein by reference to Exhibit 3 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

3(b)	--
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

4(j)	--
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

4(l)	--
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

4(n)	--
Loan Agreement dated January 8, 2008, by and between Tampa Westshore Associates Limited Partnership and Eurohypo AG, New York Branch, as Administrative Agent, Joint Lead Arranger and Joint Book Runner and the various lenders and agents on the signature pages thereto (incorporated herein by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K dated January 8, 2008).

4(o)	--
Amended and Restated Leasehold Mortgage, Security Agreement and Financing Statement dated January 8, 2008, by Tampa Westshore Associates Limited Partnership, in favor of Eurohypo AG, New York Branch, as Administrative Agent (incorporated herein by reference to Exhibit 4.2 filed with the Registrant’s Current Report on Form 8-K dated January 8, 2008).

4(p)	--
Assignment of Leases and Rents dated January 8, 2008, by Tampa Westshore Associates Limited Partnership, in favor of Eurohypo AG, New York Branch, as Administrative Agent (incorporated herein by reference to Exhibit 4.3 filed with the Registrant’s Current Report on Form 8-K dated January 8, 2008).

4(q)	--
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

*10(i)	--	Supplemental Retirement Savings Plan (incorporated herein by reference to Exhibit 10(i) filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

*10(j)	--	The Taubman Company Long-Term Compensation Plan (as amended and restated effective January 1, 2000) (incorporated herein by reference to Exhibit 10 (c) filed with the 2000 Second Quarter Form 10-Q).

*10(k)	--	First Amendment to the Taubman Company Long-Term Compensation Plan (as amended and restated effective January 1, 2000)(incorporated herein by reference to Exhibit 10(m) filed with the 2004 Form 10-K).

*10(l)	--
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
Amended and Restated Change of Control Employment Agreement, dated December 18, 2008, by and among the Company, Taubman Realty Group Limited Partnership, and Lisa A. Payne (revised for Code Section 409A compliance).

*10(p)	--	Form of Amended and Restated Change of Control Employment Agreement, dated December 18, 2008 (revised for Code Section 409A compliance).

10(q)	--	Second Amended and Restated Continuing Offer, dated as of May 16, 2000. (incorporated herein by reference to Exhibit 10 (b) filed with the 2000 Second Quarter Form 10-Q).

10(r)	--
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
Seventh Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership, dated December 14, 2007 (incorporated herein by reference to Exhibit 10(z) filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

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

*10(ai)	--
Amended and Restated Limited Liability Company Agreement of Taubman Properties Asia LLC, a Delaware Limited Liability Company (incorporated herein by reference to Exhibit 10(a) filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

*10(aj)	--
Employment Agreement between The Taubman Company Asia Limited and Morgan Parker (incorporated herein by reference to Exhibit 10(b) filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

*10(ak)	--
First Amendment to the Taubman Centers, Inc. Non-Employee Directors’ Deferred Compensation Plan (incorporated herein by reference to Exhibit 10(c) filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

*10(al)	--
The Taubman Company 2008 Omnibus Long-Term Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s Proxy Statement on Schedule 14A, filed with the Commission on April 15, 2008).

*10(am)	--	Letter Agreement regarding the Amended and Restated Limited Liability Company Agreement of Taubman Properties Asia LLC, a Delaware Limited Liability Company, dated November 25, 2008.

*10(an)	--	Second Amendment to the Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager, dated December 23, 2008.

*10(ao)	--	Summary of modification to the Employment Agreement between The Taubman Company Asia Limited and Morgan Parker.

*10(ap)	--	Form of Taubman Centers, Inc. Non-Employee Directors’ Deferred Compensation Plan Amendment Agreement (revised for Code Section 409A compliance).

*10(aq)	--	First Amendment to The Taubman Company Supplemental Retirement Savings Plan, dated December 12, 2008 (revised for Code Section 409A compliance).

*10(ar)	--	Amendment to The Taubman Centers, Inc. Change of Control Severance Program, dated December 12, 2008 (revised for Code Section 409A compliance).

*10(as)	--	Form of The Taubman Company Long-Term Performance Compensation Plan Amendment Agreement (revised for Code Section 409A compliance).

*10(at)	--	Amendment to Employment Agreement, dated December 22, 2008, for Lisa A. Payne (revised for Code Section 409A compliance).

*10(au)	--	First Amendment to the Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager, dated September 30, 1998.

12	--	Statement Re: Computation of Taubman Centers, Inc. Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

21	--	Subsidiaries of Taubman Centers, Inc.

23	--	Consent of Independent Registered Public Accounting Firm.

24	--	Powers of Attorney.

31(a)	--	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	--	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	--	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	--	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(a)	--	Debt Maturity Schedule.

99(b)	--	Real Estate and Accumulated Depreciation Schedule of the Unconsolidated Joint Ventures of The Taubman Realty Group Limited Partnership.

*	A management contract or compensatory plan or arrangement required to be filed.

15(b)	The list of exhibits filed with this report is set forth in response to Item 15(a)(3). The required exhibit index has been filed with the exhibits.

15(c)	The financial statement schedules of the Company listed at Item 15(a)(2) are filed pursuant to this Item 15(c).

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

The management of Taubman Centers, Inc. is required to assess the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. Management bases this assessment of the effectiveness of its internal control on recognized control criteria, the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has completed its assessment as of December 31, 2008.

Based on its assessment, management believes that Taubman Centers, Inc. maintained effective internal control over financial reporting as of December 31, 2008. The independent registered public accounting firm, KPMG LLP, that audited the 2008 financial statements included in this annual report have issued an audit report on the Company’s system of internal controls over financial reporting, also included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareowners
Taubman Centers, Inc.:

We have audited the accompanying consolidated balance sheet of Taubman Centers, Inc. (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareowners’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules listed in the Index at Item 15(a)(2). These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Taubman Centers, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP
Chicago, Illinois
February 23, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareowners
Taubman Centers, Inc.:

We have audited Taubman Centers, Inc.’s (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareowners’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 23, 2009 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP
Chicago, Illinois
February 23, 2009

TAUBMAN CENTERS, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	December 31
	2008	2007
Assets:
Properties (Notes 5 and 9)	$3,699,480	$3,781,136
Accumulated depreciation and amortization (Note 5)	(1,049,626)	(933,275)
	$2,649,854	$2,847,861
Investment in Unconsolidated Joint Ventures (Note 6)	89,933	92,117
Cash and cash equivalents	62,126	47,166
Accounts and notes receivable, less allowance for doubtful accounts of $9,895 and $6,694 in 2008 and 2007 (Note 7)	46,732	52,161
Accounts receivable from related parties (Note 12)	1,850	2,283
Deferred charges and other assets (Notes 1 and 8)	221,297	109,719
	$3,071,792	$3,151,307
Liabilities:
Notes payable (Note 9)	$2,796,821	$2,700,980
Accounts payable and accrued liabilities	262,226	296,385
Dividends and distributions payable	22,002	21,839
Distributions in excess of investments in and net income of Unconsolidated
Joint Ventures (Note 6)	154,141	100,234
	$3,235,190	$3,119,438
Commitments and contingencies (Notes 1, 9, 11, 13, and 15)

Preferred Equity of TRG (Note 14)	$29,217	$29,217

Minority interest in TRG and consolidated joint ventures (Notes 1, 2, and 20)	$6,559	$18,494

Shareowners' Equity (Note 14):
Series B Non-Participating Convertible Preferred Stock, $0.001 par and liquidation value, 40,000,000 shares authorized, 26,429,235 and 26,524,235 shares issued and outstanding at December 31, 2008 and 2007	$26	$27
Series G Cumulative Redeemable Preferred Stock, 4,000,000 shares authorized, no par, $100 million liquidation preference, 4,000,000 shares issued and outstanding at December 31, 2008 and 2007
Series H Cumulative Redeemable Preferred Stock, 3,480,000 shares authorized, no par, $87 million liquidation preference, 3,480,000 shares issued and outstanding at December 31, 2008 and 2007
Common Stock, $0.01 par value, 250,000,000 shares authorized, 53,018,987 and 52,624,013 shares issued and outstanding at December 31, 2008 and 2007	530	526
Additional paid-in capital	556,145	543,333
Accumulated other comprehensive income (loss) (Note 10)	(29,778)	(8,639)
Dividends in excess of net income (Note 1)	(726,097)	(551,089)
	$(199,174)	$(15,842)
	$3,071,792	$3,151,307

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except share data)

	Year Ended December 31
	2008	2007	2006

Revenues:
Minimum rents	$353,200	$329,420	$311,187
Percentage rents	13,764	14,817	14,700
Expense recoveries	248,555	228,418	206,190
Management, leasing, and development services	15,911	16,514	11,777
Other	40,068	37,653	35,430
	$671,498	$626,822	$579,284
Expenses:
Maintenance, taxes, and utilities	$189,162	$175,948	$152,885
Other operating	79,595	69,638	71,643
Management, leasing, and development services	8,710	9,080	5,730
General and administrative	28,110	30,403	30,290
Impairment charge (Note 5)	117,943
Interest expense (Note 9)	147,397	131,700	128,643
Depreciation and amortization	147,441	137,910	137,957
	$718,358	$554,679	$527,148
Gains on land sales and other nonoperating income	$4,569	$3,595	$9,460

Income (loss) before income tax expense, equity in income of Unconsolidated Joint Ventures, and minority and preferred interests	$(42,291)	$75,738	$61,596
Income tax expense (Note 3)	(1,117)
Equity in income of Unconsolidated Joint Ventures (Note 6)	35,356	40,498	33,544
Income (loss) before minority and preferred interests	$(8,052)	$116,236	$95,140
Minority share of consolidated joint ventures (Note 1):
Minority share of income of consolidated joint ventures	(7,441)	(5,031)	(5,789)
Distributions in excess of minority share of income of consolidated joint ventures	(8,594)	(3,007)	(4,904)
Minority interest in TRG (Note 1):
Minority share of (income) loss of TRG	11,338	(33,210)	(22,816)
Distributions in excess of minority share of income	(56,816)	(9,404)	(14,054)
TRG Series F preferred distributions (Note 14)	(2,460)	(2,460)	(2,460)
Net income (loss)	$(72,025)	$63,124	$45,117
Series A, G, H, and I preferred stock dividends (Note 14)	(14,634)	(14,634)	(23,723)
Net income (loss) allocable to common shareowners	$(86,659)	$48,490	$21,394

Basic earnings per common share (Note 16)
- Net income (loss)	$(1.64)	$.92	$.41
Diluted earnings per common share (Note 16)
- Net income (loss)	$(1.64)	$.90	$.40

Cash dividends declared per common share	$1.660	$1.540	$1.290

Weighted average number of common shares outstanding-basic	52,866,050	52,969,067	52,661,024

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
(in thousands, except share data)

					Additional	Accumulated Other	Dividends in
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Excess of
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Net Income	Total

Balance, January 1, 2006	41,175,240	$74	51,866,184	$519	$739,090	$(9,051)	$(404,474)	$326,158

Cumulative effect of adopting EITF 04-5 (Note 1)							(60,226)	(60,226)
Cumulative effect of adopting SAB 108 (Note 1)							(5,876)	(5,876)
Issuance of stock pursuant to Continuing Offer (Notes 13, 14, and 15)	(1,061,343)	(1)	1,061,414	10	(9)
Issuance of Series I Preferred Stock, net of issuance costs (Note 14)	4,520,000				109,229			109,229
Redemption of Series A Preferred Stock (Note 14)	(4,520,000)	(45)			(108,910)			(108,955)
Redemption of Series I Preferred Stock (Note 14)	(4,520,000)				(109,229)			(109,229)
Share-based compensation under employee and director benefit plans (Note 13)			3,996		5,133			5,133
Dividend equivalents (Note 13)							(297)	(297)
Cash dividends declared							(91,903)	(91,903)

Net income							45,117	45,117
Other comprehensive income (Note 10):
Unrealized gain on interest rate instruments and other						(1,900)		(1,900)
Reclassification adjustment for amounts recognized in net income						1,391		1,391
Total comprehensive income								$44,608
Balance, December 31, 2006	35,593,897	$28	52,931,594	$529	$635,304	$(9,560)	$(517,659)	$108,642

Issuance of stock pursuant to Continuing Offer (Notes 13, 14, and 15)	(1,589,662)	(1)	1,601,371	16	348			363
Repurchase of common stock (Note 14)			(1,910,544)	(19)	(99,981)			(100,000)
Share-based compensation under employee and director benefit plans (Note 13)			1,592		7,662			7,662
Dividend equivalents (Note 13)							(562)	(562)
Cash dividends declared							(95,992)	(95,992)

Net income							63,124	63,124
Other comprehensive income (Note 10):
Unrealized loss on interest rate instruments and other						(340)		(340)
Reclassification adjustment for amounts recognized in net income						1,261		1,261
Total comprehensive income								$64,045
Balance, December 31, 2007	34,004,235	$27	52,624,013	$526	$543,333	$(8,639)	$(551,089)	$(15,842)

Issuance of stock pursuant to Continuing Offer (Notes 13, 14, and 15)	(95,000)	(1)	95,004	1
Share-based compensation under employee and director benefit plans (Note 13)			299,970	3	12,812			12,815
Dividend equivalents (Note 13)							(560)	(560)
Cash dividends declared							(102,423)	(102,423)

Net loss							(72,025)	(72,025)
Other comprehensive income (Note 10):
Unrealized loss on interest rate instruments and other						(22,399)		(22,399)
Reclassification adjustment for amounts recognized in net income						1,260		1,260
Total comprehensive loss								$(93,164)
Balance, December 31, 2008	33,909,235	$26	53,018,987	$530	$556,145	$(29,778)	$(726,097)	$(199,174)

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Year Ended December 31
	2008	2007	2006

Cash Flows From Operating Activities:
Net income (loss)	$(72,025)	$63,124	$45,117
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority and preferred interests	63,973	53,112	50,023
Depreciation and amortization	147,441	137,910	137,957
Impairment charge (Note 5)	117,943
Provision for bad debts	6,088	1,830	5,110
Gains on sales of land and land-related rights	(2,816)	(668)	(4,084)
Other	10,770	9,592	7,037
Increase (decrease) in cash attributable to changes in assets and liabilities:
Receivables, deferred charges, and other assets	(5,596)	(22,652)	(7,610)
Accounts payable and other liabilities	(12,358)	15,588	(10,070)
Net Cash Provided by Operating Activities	$253,420	$257,836	$223,480

Cash Flows From Investing Activities:
Additions to properties	$(99,964)	$(219,847)	$(178,304)
Acquisition of interests in The Mall at Partridge Creek (Note 2)	(11,838)
Acquisition of additional interest in The Pier Shops (Note 2)		(24,504)
Cash transferred in upon consolidation of The Pier Shops (Note 2)		33,388
Funding of The Mall at Studio City escrow (Note 2)	(54,334)
Net proceeds from disposition of interest in center			9,000
Proceeds from sales of land and land-related rights	6,268	1,138	5,423
Acquisition of marketable equity securities and other assets	(2,655)	(3,435)
Issuances and repayments of notes receivable	223	(2,228)
Contributions to Unconsolidated Joint Ventures	(12,111)	(15,162)	(25,251)
Distributions from Unconsolidated Joint Ventures in excess of income	63,269	2,990	57,583
Net Cash Used In Investing Activities	$(111,142)	$(227,660)	$(131,549)

Cash Flows From Financing Activities:
Debt proceeds	$335,665	$263,086	$585,584
Debt payments	(239,072)	(16,044)	(530,522)
Debt issuance costs	(3,419)	(2,892)	(3,475)
Repurchase of common stock (Note 14)		(100,000)
Redemption of preferred stock and repurchase of preferred equity in TRG (Note 14)			(226,000)
Issuance of preferred stock and equity in TRG (Note 14)			113,000
Equity issuance costs			(607)
Issuance of common stock and/or partnership units in connection with Incentive Option Plan (Notes 13 and 15)	3,809	363
Contribution from minority interest (Note 2)			9,000
Distributions to minority and preferred interests	(118,941)	(55,669)	(95,359)
Cash dividends to preferred shareowners	(14,634)	(14,634)	(19,071)
Cash dividends to common shareowners	(87,679)	(79,384)	(64,130)
Other	(3,047)	(4,118)
Net Cash Used In Financing Activities	$(127,318)	$(9,292)	$(231,580)

Net Increase (Decrease) In Cash and Cash Equivalents	$14,960	$20,884	$(139,649)

Cash and Cash Equivalents at Beginning of Year	47,166	26,282	163,577

Effect of consolidating Cherry Creek Shopping Center (Note 1) (Cherry Creek Shopping Center's cash balance at beginning of year)			2,354

Cash and Cash Equivalents at End of Year	$62,126	$47,166	$26,282

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Organization and Basis of Presentation

General

Taubman Centers, Inc. (the Company or TCO) is a Michigan corporation that operates as a self-administered and self-managed real estate investment trust (REIT). The Taubman Realty Group Limited Partnership (Operating Partnership or TRG) is a majority-owned partnership subsidiary of TCO that owns direct or indirect interests in all of its real estate properties. In this report, the term “Company" refers to TCO, the Operating Partnership, and/or the Operating Partnership's subsidiaries as the context may require. The Company engages in the ownership, management, leasing, acquisition, disposition, development, and expansion of regional and super-regional retail shopping centers and interests therein. The Company’s owned portfolio as of December 31, 2008 included 23 urban and suburban shopping centers in ten states.

Taubman Properties Asia LLC and its subsidiaries (Taubman Asia), which is the platform for the Company’s expansion into the Asia-Pacific region, is headquartered in Hong Kong.

Consolidation

The consolidated financial statements of the Company include all accounts of the Company, the Operating Partnership, and its consolidated subsidiaries, including The Taubman Company LLC (the Manager) and Taubman Asia. In September 2008, the Company acquired the interests of the owner of The Mall at Partridge Creek (Partridge Creek) (Note 2). Prior to the acquisition, the Company consolidated the accounts of the owner of Partridge Creek, which qualified as a variable interest entity under Financial Accounting Standards Board (FASB) Interpretation No. 46 “Consolidation of Variable Interest Entities” (FIN 46R) for which the Operating Partnership was considered to be the primary beneficiary. In April 2007, the Company increased its ownership in The Pier Shops at Caesars (The Pier Shops) to a 77.5% controlling interest and began consolidating the entity that owns The Pier Shops (Note 2). Prior to the acquisition date, the Company accounted for The Pier Shops under the equity method. All intercompany transactions have been eliminated.

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

With the issuance of EITF 04-5 and the amendment of SOP 78-9, the Company began consolidating, as of January 1, 2006, the entity that owns Cherry Creek Shopping Center (Cherry Creek), a 50% owned joint venture, pursuant to the transition methodology provided in EITF 04-5. The impact to the Consolidated Balance Sheet was an increase in assets of approximately $136 million and liabilities of approximately $199 million, and a $63 million reduction of beginning equity representing the cumulative effects of changes in accounting principles related to Cherry Creek (see also “Adoption of Staff Accounting Bulletin No. 108”). The reduction in beginning equity was the result of the Company's venture partner's $52 million deficit capital account as of December 31, 2005 and the adoption of Staff Accounting Bulletin No. 108 (SAB 108), which increased the venture partner’s deficit capital account to $60 million. The venture partner’s deficit account was recorded at zero in the Consolidated Balance Sheet as of January 1, 2006. The Company’s $3.5 million cumulative impact of adopting SAB 108 that is attributable to Cherry Creek is included in the total cumulative effect of adopting SAB 108 in the Company’s Consolidated Statement of Shareowners’ Equity.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Operating Partnership

At December 31, 2008, the Operating Partnership’s equity included three classes of preferred equity (Series F, G, and H) and the net equity of the partnership unitholders. Net income and distributions of the Operating Partnership are allocable first to the preferred equity interests, and the remaining amounts to the general and limited partners in the Operating Partnership in accordance with their percentage ownership. The Series G and Series H Preferred Equity are owned by the Company and are eliminated in consolidation. The Series F Preferred Equity is owned by an institutional investor.

Minority Interests

As of December 31, 2008 and 2007, minority interests in the Company are comprised of the ownership interests of (1) noncontrolling unitholders of the Operating Partnership and (2) the noncontrolling interests in joint ventures controlled by the Company through ownership or contractual arrangements.

The net equity of the Operating Partnership noncontrolling unitholders is less than zero. The net equity balances of the noncontrolling partners in certain of the consolidated joint ventures are also less than zero. The interests of the noncontrolling unitholders of the Operating Partnership and outside partners with net equity balances in the consolidated joint ventures of less than zero are recognized as zero balances within the Consolidated Balance Sheet. The interests of the noncontrolling partners with positive equity balances in consolidated joint ventures represent the minority interests presented on the Company’s Consolidated Balance Sheet of $6.6 million and $18.5 million at December 31, 2008 and 2007, respectively.

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

In January 2008, International Plaza refinanced its debt and distributed a portion of the excess proceeds to its partner (Note 9). The joint venture partner’s $51.3 million share of the distributed excess proceeds is classified as minority interest and included in Deferred Charges and Other Assets in the Company’s Consolidated Balance Sheet. As of December 31, 2008, the total of excess proceeds distributed to partners for this financing and the May 2006 financing at the Cherry Creek consolidated joint venture, which are included in Deferred Charges and Other Assets, was $96.8 million. The Company accounts for distributions to minority partners that result from such financing transactions as a debit balance minority interest upon determination that (1) the distribution was the result of appreciation in the fair value of the property above the book value, (2) the financing was provided at a loan to value ratio commensurate with non-recourse real estate lending, and (3) the excess of the property value over the financing provides support for the eventual recovery of the debit balance minority interest upon sale or disposal of the property. Debit balance minority interests are considered as part of the carrying value of a property for purposes of evaluating impairment, should events or circumstances indicate that the carrying value may not be recoverable.

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

See “Note 20 – New Accounting Pronouncements” regarding changes in 2009 to the accounting for minority interests.

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

Allowance for Doubtful Accounts

The Company records a provision for losses on accounts receivable to reduce them to the amount estimated to be collectible. The Company records a provision for losses on notes receivable to reduce them to the present value of expected future cash flows discounted at the loans effective interest rates or the fair value of the collateral if the loans are collateral dependent.

Depreciation and Amortization

Buildings, improvements and equipment are depreciated on straight-line or double-declining balance bases over the estimated useful lives of the assets, which generally range from 3 to 50 years. Capital expenditures that are recoverable from tenants are depreciated over the estimated recovery period. Intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets. Tenant allowances are depreciated over the shorter of the useful life of the leasehold improvements or the lease term. Deferred leasing costs are amortized on a straight-line basis over the lives of the related leases. In the event of early termination of such leases, the unrecoverable net book values of the assets are recognized as depreciation and amortization expense in the period of termination.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Capitalization

Direct and indirect costs that are clearly related to the acquisition, development, construction and improvement of properties are capitalized under guidelines of SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” Compensation costs are allocated based on actual time spent on a project. Costs incurred on real estate for ground leases, property taxes and insurance are capitalized during periods in which activities necessary to get the property ready for its intended use are in progress. Interest costs determined under guidelines of SFAS No. 34, “Capitalization of Interest Cost” and SFAS No. 58 “Capitalization of Interest Costs in Financial Statements that Include Investments Accounted for by the Equity Method” are capitalized during periods in which activities necessary to get the property ready for its intended use are in progress.

The viability of all projects under construction or development, including those owned by Unconsolidated Joint Ventures, are regularly evaluated under the requirements of SFAS No. 67, including requirements relating to abandonment of assets or changes in use. To the extent a project, or individual components of the project, are no longer considered to have value, the related capitalized costs are charged against operations. Additionally, all properties are reviewed for impairment on an individual basis whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Impairment of a shopping center owned by consolidated entities is recognized when the sum of expected cash flows (undiscounted and without interest charges) is less than the carrying value of the property. Other than temporary impairment of an investment in an Unconsolidated Joint Venture is recognized when the carrying value of the investment is not considered recoverable based on evaluation of the severity and duration of the decline in value, including the results of discounted cash flow and other valuation techniques. To the extent impairment has occurred, the excess carrying value of the asset over its estimated fair value is charged to income.

In the fourth quarter of 2008, the Company recognized impairment charges on its Oyster Bay project (Note 5) and its Sarasota joint venture project (Note 6).

In leasing a shopping center space, the Company may provide funding to the lessee through a tenant allowance. In accounting for a tenant allowance, the Company determines whether the allowance represents funding for the construction of leasehold improvements and evaluates the ownership, for accounting purposes, of such improvements. If the Company is considered the owner of the leasehold improvements for accounting purposes, the Company capitalizes the amount of the tenant allowance and depreciates it over the shorter of the useful life of the leasehold improvements or the lease term. If the tenant allowance represents a payment for a purpose other than funding leasehold improvements, or in the event the Company is not considered the owner of the improvements for accounting purposes, the allowance is considered to be a lease incentive and is recognized over the lease term as a reduction of rental revenue. Factors considered during this evaluation usually include (1) who holds legal title to the improvements, (2) evidentiary requirements concerning the spending of the tenant allowance, and (3) other controlling rights provided by the lease agreement (e.g. unilateral control of the tenant space during the build-out process). Determination of the accounting for a tenant allowance is made on a case-by-case basis, considering the facts and circumstances of the individual tenant lease. Substantially all of the Company’s tenant allowances have been determined to be leasehold improvements.

Cash and Cash Equivalents

Substantially all cash deposits are invested in accounts insured by the Federal Deposit Insurance Corporation (FDIC) Temporary Liquidity Guarantee Program, the FDIC deposit insurance, money market funds that participate in the U.S. Treasury Department Temporary Guarantee Program for Money Market Funds, or in a money market fund that invests solely in U.S. Treasury securities. Cash equivalents consist of highly liquid investments with a maturity of 90 days or less at the date of purchase.

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

Share-Based Compensation Plans

In accordance with Statement No. 123 (Revised) “Share-Based Payment,” the cost of share-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized over the requisite employee service period which is generally the vesting period of the grant. The Company recognizes compensation costs for awards with graded vesting schedules on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards.

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

Income Taxes

The Company operates in such a manner as to qualify as a REIT under the applicable provisions of the Internal Revenue Code; therefore, REIT taxable income is included in the taxable income of its shareowners, to the extent distributed by the Company. To qualify as a REIT, the Company must distribute at least 90% of its REIT taxable income prior to net capital gains to its shareowners and meet certain other requirements. Additionally, no provision for income taxes for consolidated partnerships has been made, as such taxes are the responsibility of the individual partners.

In connection with the Tax Relief Extension Act of 1999, the Company made Taxable REIT Subsidiary elections for all of its corporate subsidiaries pursuant to section 856(I) of the Internal Revenue Code. The Company’s Taxable REIT Subsidiaries are subject to corporate level income taxes which are provided for in the Company’s financial statements.

Deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence, including expected taxable earnings and potential tax planning strategies. The Company’s temporary differences primarily relate to deferred compensation, depreciation and net operating loss carryforwards.

Finite Life Entities

Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. At December 31, 2008, the Company held controlling majority interests in consolidated entities with specified termination dates in 2081 and 2083. The minority owners’ interests in these entities are to be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entity. The estimated fair value of these minority interests were approximately $104.3 million at December 31, 2008, compared to a book value of $(96.8) million, which was classified as Deferred Charges and Other Assets in the Company’s Consolidated Balance Sheet.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  See Note 5 regarding the balance of costs relating to the Company's Oyster Bay project.

Segments and Related Disclosures

The Company has one reportable operating segment: it owns, develops, and manages regional shopping centers. The Company has aggregated its shopping centers into this one reportable segment, as the shopping centers share similar economic characteristics and other similarities. The shopping centers are located in major metropolitan areas, have similar tenants (most of which are national chains), are operated using consistent business strategies, and are expected to exhibit similar long-term financial performance. Earnings before interest, income taxes, depreciation, and amortization (EBITDA) is often used by the Company's chief operating decision makers in assessing segment performance. EBITDA is believed to be a useful indicator of operating performance as it is customary in the real estate and shopping center business to evaluate the performance of properties on a basis unaffected by capital structure.

No single retail company represents 10% or more of the Company's revenues. Although the Company operates a subsidiary headquartered in Hong Kong, there are not yet any material revenues from customers or long-lived assets attributable to a country other than the United States of America.

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

Accounting for Cherry Creek Ground Rent Prior to 1999

Prior to 1999, Cherry Creek, a venture previously accounted for under the equity method, recognized ground rentals under its 99 year ground lease on a cash basis instead of the straight-line method required by Statement of Financial Accounting Standards No. 13, “Accounting for Leases”. This error resulted in the Company overstating its cumulative equity in the net income of Cherry Creek by a total of $3.5 million from the Company’s 1992 acquisition of an interest in the Operating Partnership through December 31, 2005. The maximum misstatement of the Company’s equity in the net income of Cherry Creek in any individual year in this period under the rollover method was $0.3 million.

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

Recognition of Payroll Costs

The Company previously recognized its payroll costs in a manner that corresponded to its biweekly pay periods, which do not necessarily end on the last day of the calendar year. Differences caused by not strictly recognizing payroll on a calendar year basis, while previously adjusted on a periodic basis, have resulted in overstatements of net income by a total of $1.0 million over the decade prior to adoption of SAB 108, with the maximum misstatement in any individual year computed under the rollover method being $0.1 million.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Arizona Mills

In 2006, The Mills Corporation (Mills), which managed (prior to April 2007) the 50% Unconsolidated Joint Venture, Arizona Mills, advised the Company that Mills had identified errors in prior year financial statements, primarily relating to the timing of writeoffs of tenant allowances, that relate to years prior to 2006. Based on information received from Mills, the Company determined that the cumulative impact of its share of prior years’ errors identified by Mills is an overstatement of the Company’s equity by $1.3 million as of December 31, 2006. See Note 6 for adjustments relating to Arizona Mills that had not been identified at the time of adoption of SAB 108.

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

Note 2 – Acquisitions

The Mall at Partridge Creek

Partridge Creek, a 0.6 million square foot center, opened in October 2007 in Clinton Township, Michigan. The center is anchored by Nordstrom and Parisian. In May 2006, the Company engaged the services of a third-party investor to acquire certain property associated with the project, in order to facilitate a Section 1031 like-kind exchange to provide flexibility for disposing of assets in the future. The third-party investor was the owner of the project and leased the land from a subsidiary of the Company. In turn, the owner leased the project back to the Company.

Funding for the project was provided by the following sources. The Company provided approximately 45% of the project funding under a junior subordinated financing, which was repaid in September 2008. The owner provided $9 million in equity. Funding for the remaining project costs was provided by the owner’s third-party recourse construction loan.

In September 2008, the Company exercised its option to purchase the third-party owner’s interests in Partridge Creek. The purchase price of $11.8 million included the original owner's equity contribution of $9 million plus a 12% cumulative return. The acquisition of the interests was accounted for under the purchase method. The excess of the purchase price over the book value of the interests acquired was approximately $3.8 million and was allocated principally to building and improvements. The Company assumed all of the obligations and was assigned all of the owner's rights under the ground lease, the operating lease, and any remaining obligations under the loans.

The Pier Shops at Caesars

The Pier Shops, located in Atlantic City, New Jersey, began opening in phases in June 2006. Gordon Group Holdings LLC (Gordon) developed the center, and in January 2007, the Company assumed full management and leasing responsibility for the center. In April 2007, the Company increased its ownership in The Pier Shops to a 77.5% controlling interest. The remaining 22.5% interest continues to be held by an affiliate of Gordon. The Company began consolidating The Pier Shops as of the April 2007 purchase date. At closing, the Company made a $24.5 million equity investment in the center, bringing its total equity investment to $28.5 million. At the purchase date, the book values of the center’s assets and liabilities were $229.7 million and $171.3 million, respectively. The excess of the book value of the net assets acquired over the purchase price was approximately $17 million, which was allocated principally to building and improvements. The Company is entitled to a 7% cumulative preferred return on its $133.1 million total investment, including its $104.6 million share of debt. The Company will be responsible for any additional capital requirements, on which it will receive a preferred return at a minimum of 8%. As of December 31, 2008, the Company had provided $4.3 million of additional capital.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 3 - Income Taxes

Federal, State and Foreign Income Taxes

During the years ended December 31, 2008, 2007, and 2006, the Company's federal and foreign income tax expense was zero. The federal and foreign income tax was zero as a result of net operating losses incurred by the Company’s Taxable REIT Subsidiaries. The Company has a federal net operating loss carryforward of $14.7 million ($0.1 million from 2002 that will expire in 2022, $0.3 million from 2003 that will expire in 2023, $3.3 million from 2004 that will expire in 2024, $1.6 million from 2005 that will expire in 2025, $0.2 million from 2006 that will expire in 2026, $3.3 million from 2007 that will expire in 2027 and $5.9 million from 2008 that will expire in 2028). The Company has a foreign net operating loss carryforward of $5.8 million, $0.3 million of which has an indefinite carryforward period, $4.6 million expires in 2011, and $0.9 million expires in 2013.

In July 2007, the State of Michigan signed into law the Michigan Business Tax Act, replacing the Michigan single business tax with a business income tax and modified gross receipts tax. These new taxes became effective January 1, 2008, and, because they are based on or derived from income-based measures, the provisions of SFAS No. 109 “Accounting for Income Taxes,” apply as of the enactment date. In September 2007, an amendment to the Michigan Business Tax Act was also signed into law establishing a deduction to the business income tax base if temporary differences associated with certain assets result in a net deferred tax liability as of September 30, 2007. The tax effect of this deduction, which was equal to the amount of the aggregate deferred tax liability as of September 30, 2008, has an indefinite carryforward period. The enactment of the Michigan Business Tax Act and the related amendment resulted in both a deferred tax liability and deferred tax asset, balances of which are $3.7 million and $3.4 million respectively, as of December 31, 2008. During 2008, the Company’s deferred Michigan business tax expense was $0.3 million. During the year ended December 31, 2008, the Company's current Michigan business tax expense was $0.8 million. There was no current or deferred Michigan business tax expense for years ended December 31, 2007 and 2006.

As of December 31, 2008 and 2007 the Company had net federal and foreign deferred tax assets of $3.2 million and $3.3 million, after valuation allowances of $6.6 million and $6.6 million, respectively. The Company believes that it is more likely than not the results of future operations will generate sufficient taxable income to recognize the net deferred tax asset. These future operations are dependent upon the Manager’s profitability, the timing and amounts of gains on land sales, the profitability of the Company’s Asian operations, and other factors affecting the results of operations of the Taxable REIT Subsidiaries.

Tax Status of Dividends

Dividends declared on the Company’s common and preferred stock and their tax status are presented in the following tables. The tax status of the Company’s dividends in 2008, 2007, and 2006 may not be indicative of future periods. The portion of dividends paid in 2008 shown below as capital gains are designated as capital gain dividends for tax purposes.

Year	Dividends per common share declared	Return of capital	Ordinary income	15% Rate long term capital gain	Unrecaptured Sec. 1250 capital gain
2008	$1.660	$0.0000	$1.3324	$0.3011	$0.0265
2007	1.540	0.0000	1.5385	0.0015	0.0000
2006	1.290	0.0687	1.2006	0.0207	0.0000

Year	Dividends per Series A Preferred share declared	Ordinary income	15% Rate long term capital gain	Unrecaptured Sec. 1250 capital gain
2006	$0.790	$0.7770	$0.0130	$0.0000

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Year	Dividends per Series G Preferred share declared	Ordinary income	15% Rate long term capital gain	Unrecaptured Sec. 1250 capital gain
2008	$2.000	$1.6053	$0.3628	$0.0319
2007	2.000	1.9981	0.0019	0.0000
2006	2.000	1.9679	0.0321	0.0000

Year	Dividends per Series H Preferred share declared	Ordinary income	15% Rate long term capital gain	Unrecaptured Sec. 1250 capital gain
2008	$1.906	$1.5300	$0.3457	$0.0303
2007	1.906	1.9042	0.0018	0.0000
2006	1.906	1.8757	0.0303	0.0000

The Company redeemed the remaining 4,520,000 shares of its outstanding Series A Preferred Stock in May 2006 for $25 per share and paid all holders, of the Series A Preferred Stock, $0.27 per share in accrued dividends, which are included above as a 2006 dividend payment.

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

The Company had no unrecognized tax benefits as of the January 1, 2007 adoption date or as of December 31, 2008. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2008. The Company has no interest or penalties relating to income taxes recognized in the Consolidated Statement of Operations for the year ended December 31, 2008 or in the balance sheet as of December 31, 2008. As of December 31, 2008, returns for the calendar years 2005 through 2008 remain subject to examination by U.S. and various state and foreign tax jurisdictions.

Note 4 - Investment in the Operating Partnership

The partnership equity of the Operating Partnership and the Company's ownership therein are shown below:

Year	TRG units outstanding at December 31	TRG units owned by TCO at December 31 (1)	TRG Units owned by minority interests at December 31	TCO's % interest in TRG at December 31	TCO's average interest in TRG
2008	79,481,431	53,018,987	26,462,444	67%	67%
2007	79,181,457	52,624,013	26,557,444	66	66
2006	81,078,700	52,931,594	28,147,106	65	65

(1)	There is a one-for-one relationship between TRG units owned by TCO and TCO common shares outstanding; amounts in this column are equal to TCO’s common shares outstanding as of the specified dates.

Net income and distributions of the Operating Partnership are allocable first to the preferred equity interests (Note 14), and the remaining amounts to the general and limited Operating Partnership partners in accordance with their percentage ownership.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 5 - Properties

Properties at December 31, 2008 and December 31, 2007 are summarized as follows:

	2008	2007
Land	$263,619	$266,480
Buildings, improvements, and equipment	3,363,638	3,337,745
Construction in process	10,650	17,064
Development pre-construction costs	61,573	159,847
	$3,699,480	$3,781,136
Accumulated depreciation and amortization	(1,049,626)	(933,275)
	$2,649,854	$2,847,861

Buildings, improvements, and equipment under capital leases were $2.5 million and $5.5 million at December 31, 2008 and 2007, respectively. Amortization of assets under capital leases is included within depreciation expense.

Depreciation expense for 2008, 2007, and 2006 was $138.7 million, $128.4 million, and $128.5 million, respectively.

The charge to operations in 2008, 2007, and 2006 for domestic and non-U.S. pre-development activities was $18.5 million, $11.9 million, and $10.1 million, respectively.

In January 2009, the Appellate Division of the Supreme Court of the State of New York reversed the favorable order that the Company had been issued in June 2008 directing the Town of Oyster Bay to immediately issue a special use permit for The Mall at Oyster Bay. The court also upheld the Town Board’s request for a supplemental environmental impact statement. Although the Company intends to immediately seek an appeal of the decision, the Company determined in February 2009 that it would recognize in the fourth quarter of 2008 a charge to income of $117.9 million relating to the Oyster Bay project, including $4.6 million in costs for future expenditures associated with obligations under existing contracts related to the project. This determination was reached after an overall assessment of the probability of the development of the mall as designed and a review of the Company’s previously capitalized project costs. The charge includes the costs of previous development activities as well as holding and other costs that management believes will likely not benefit the development if and when the Company obtains the rights to build the center. The Company also expects to expense any additional costs relating to Oyster Bay until it is probable that the Company will be able to successfully move forward with a project. The Company began expensing carrying costs as incurred beginning in the fourth quarter of 2008. The Company’s remaining capitalized investment in the project as of December 31, 2008 is $39.8 million, consisting of land and site improvements. If the Company is ultimately unsuccessful in obtaining the right to build the center, it is uncertain whether the Company would be able to recover the full amount of this capitalized investment through alternate uses of the land.

One shopping center pays annual special assessment levies of a Community Development District (CDD), which provided certain infrastructure assets and improvements. As the amount and period of the special assessments were determinable, the Company capitalized the infrastructure assets and improvements and recognized an obligation for the future special assessments to be levied. At December 31, 2008, the book value of the infrastructure assets and improvements, net of depreciation, was $48.1 million. The related obligation is classified as an accrued liability and had a balance of $63.9 million at December 31, 2008. The fair value of this obligation, derived from quoted market prices, was $51.2 million at December 31, 2008.

In January 2007, the Company acquired land for future development in North Atlanta, Georgia for $15.5 million. A portion of this land is expected to be sold for various uses.

Note 6 - Investments in Unconsolidated Joint Ventures

General Information

The Company owns beneficial interests in joint ventures that own shopping centers. The Operating Partnership is the direct or indirect managing general partner or managing member of these Unconsolidated Joint Ventures, except for the ventures that own Arizona Mills, The Mall at Millenia, and Waterside Shops (Waterside). The Company, which formerly accounted for The Pier Shops as an Unconsolidated Joint Venture, began consolidating it after acquiring a controlling interest in April 2007 (Note 2).

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Shopping Center	Ownership as of December 31, 2008 and 2007
Arizona Mills	50%
Fair Oaks	50
The Mall at Millenia	50
Stamford Town Center	50
Sunvalley	50
Waterside Shops	25
Westfarms	79

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

In May 2008, the Company entered into agreements to jointly develop University Town Center, a regional mall in Sarasota, Florida. Under the agreements, the Company would own a noncontrolling 25% interest in the project. Due to the current economic and retail environment, in December 2008 the Company announced that the project has been put on hold. The Company does not know if or when it will acquire an interest in the land and move forward with the project. Due to this uncertainty, the Company recognized an $8.3 million charge to income in the fourth quarter of 2008. This charge is included in Equity in Income of Unconsolidated Joint Ventures on the Consolidated Statement of Operations and represents the Company’s share of project costs and its total investment in the project. The contribution payable to the University Town Center joint venture represents the Company’s share of unpaid costs, which were funded subsequent to December 31, 2008.

Combined Financial Information

Combined balance sheet and results of operations information is presented in the following table for the Unconsolidated Joint Ventures, followed by the Operating Partnership's beneficial interest in the combined information. Beneficial interest is calculated based on the Operating Partnership's ownership interest in each of the Unconsolidated Joint Ventures. Amounts related to The Pier Shops are included in the combined information of the Unconsolidated Joint Ventures through the date of the Company’s acquisition of a controlling interest in April 2007 (Note 2). The Operating Partnership’s investment in The Pier Shops represented an effective 6% interest based on relative equity contributions prior to the Company acquiring a controlling interest.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	December 31
	2008	2007
Assets:
Properties	$1,087,341	$1,056,380
Accumulated depreciation and amortization	(366,168)	(347,459)
	$721,173	$708,921
Cash and cash equivalents	28,946	40,097
Accounts and notes receivable, less allowance for doubtful accounts of $1,419 and $1,799 in 2008 and 2007	26,603	26,271
Deferred charges and other assets	20,098	18,229
	$796,820	$793,518

Liabilities and accumulated deficiency in assets:
Notes payable	$1,103,903	$1,003,463
Accounts payable and other liabilities	61,570	55,242
TRG's accumulated deficiency in assets	(201,466)	(151,363)
Unconsolidated Joint Venture Partners' accumulated deficiency in assets	(167,187)	(113,824)
	$796,820	$793,518

TRG's accumulated deficiency in assets (above)	$(201,466)	$(151,363)
Contribution payable	(1,005)
TRG basis adjustments, including elimination of intercompany profit	71,623	74,660
TCO's additional basis	66,640	68,586
Net Investment in Unconsolidated Joint Ventures	$(64,208)	$(8,117)
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures	154,141	100,234
Investment in Unconsolidated Joint Ventures	$89,933	$92,117

	Year Ended December 31
	2008	2007	2006
Revenues	$271,813	$262,587	$252,129
Maintenance, taxes, utilities, and other operating expenses	$93,218	$90,782	$93,452
Interest expense	65,002	66,232	57,563
Depreciation and amortization	39,756	37,355	43,124
Total operating costs	$197,976	$194,369	$194,139
Nonoperating income	683	1,587	1,289
Net income	$74,520	$69,805	$59,279

Net income allocable to TRG	$41,857	$40,518	$34,101
Realized intercompany profit, net of depreciation on TRG’s basis adjustments	3,770	1,924	1,387
Depreciation of TCO's additional basis	(1,948)	(1,944)	(1,944)
Impairment charge	(8,323)
Equity in income of Unconsolidated Joint Ventures	$35,356	$40,498	$33,544

Beneficial interest in Unconsolidated Joint Ventures' operations:
Revenues less maintenance, taxes, utilities, and other operating expenses	$101,089	$96,844	$91,559
Interest expense	(33,777)	(33,311)	(31,151)
Depreciation and amortization	(23,633)	(23,035)	(26,864)
Impairment charge	(8,323)
Equity in income of Unconsolidated Joint Ventures	$35,356	$40,498	$33,544

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Other

The provision for losses on accounts receivable of the Unconsolidated Joint Ventures was $1.0 million, $1.2 million, and $1.2 million for the years ended December 31, 2008, 2007, and 2006, respectively.

Deferred charges and other assets of $20.1 million at December 31, 2008 were comprised of leasing costs of $27.4 million, before accumulated amortization of $(13.5) million, net deferred financing costs of $3.9 million, and other net charges of $2.3 million. Deferred charges and other assets of $18.2 million at December 31, 2007 were comprised of leasing costs of $25.0 million, before accumulated amortization of $(12.4) million, net deferred financing costs of $2.6 million, and other net charges of $3.0 million.

The estimated fair value of the Unconsolidated Joint Ventures’ notes payable was $1.1 billion and $1.0 billion at December 31, 2008 and 2007, respectively.

Depreciation expense on properties for 2008, 2007, and 2006 was $36.1 million, $33.2 million, and $40.2 million.

In January 2008 and the first quarter of 2007, the Company received adjustments relating to accounting policies and procedures of Mills for years prior to 2007. These prior period adjustments, including $3.0 million of reductions to minimum rent related to tenant inducements, $0.8 million reduction to depreciation and amortization, and other adjustments, totaled to a net $2.0 million reduction in income. The Company’s share was a $1.0 million reduction to income for the year ended December 31, 2007. The Company received audited financial statements for Arizona Mills as of and for the year ended December 31, 2007 from Simon Property Group, Inc. There were no material adjustments recognized relating to the Company’s investment in Arizona Mills as a result of the finalization of these financial statements.

Refer to “Note 1 – Significant Accounting Policies” regarding prior period adjustments to Arizona Mills recognized upon adoption of SAB 108.

In October 2006, Taubman Land Associates LLC, a 50% Unconsolidated Joint Venture owned by the Company and an affiliate of the Taubman family, acquired for $42.5 million the land on which Sunvalley is situated. Sunvalley is owned by SunValley Associates, a 50% joint venture with a Taubman family affiliate.

Note 7 - Accounts and Notes Receivable

Accounts and notes receivable at December 31, 2008 and December 31, 2007 are summarized as follows:

	2008	2007
Trade	$36,149	$37,183
Notes	7,471	8,272
Straight-line rent	12,904	12,930
Other	103	470
	$56,627	$58,855
Less: Allowance for doubtful accounts	(9,895)	(6,694)
	$46,732	$52,161

Notes receivable as of December 31, 2008 provide interest at a range of interest rates from 6.5% to 10.0% (with a weighted average interest rate of 8.3%) and mature at various dates through June 2009. The Company has one delinquent land contract receivable with a book value of $1.0 million as of December 31, 2008. The original maturity of this note was July 2007. The fair value of the land, which serves as collateral, is at least equal to the book value of the receivable. In addition, $2.0 million of notes receivable from three tenants with common ownership became delinquent during the third quarter of 2008. The notes are guaranteed by affiliates of the tenants. As of December 31, 2008, the Company has recorded a provision of $1.4 million against these notes, which was charged to income in 2008. After receipt of partial repayment, the Company is negotiating the repayment terms and expects to recover the remaining net book value of $0.6 million.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 8 - Deferred Charges and Other Assets

Deferred charges and other assets at December 31, 2008 and December 31, 2007 are summarized as follows:

2008	2007
Leasing costs	$38,700	$39,801
Accumulated amortization	(19,872)	(20,878)
	$18,828	$18,923
Minority interest (Note 1)	96,810	45,332
The Mall at Studio City escrow	54,334
Deferred financing costs, net	9,739	9,597
Intangibles, net	2,241	3,882
Insurance deposit (Note 17)	8,957
Investments	4,351	5,924
Deferred tax asset, net	6,652	7,197
Prepaid expenses	3,387	5,557
Other, net	15,998	13,307
	$221,297	$109,719

Intangible assets are primarily comprised of the fair value of in-place leases recognized in connection with acquisitions (Note 2).

In February 2008, Taubman Asia entered into agreements to acquire a 25% interest in The Mall at Studio City, the retail component of Macao Studio City, a major mixed-use project on the Cotai Strip in Macao, China. In August 2009, the Company’s Macao agreements will terminate and its $54 million initial cash payment, which is in escrow, will be returned to the Company if the financing for the project is not completed.

Note 9 – Notes Payable

Notes payable at December 31, 2008 and December 31, 2007 consist of the following:

2008	2007	Stated Interest Rate	Maturity Date	Balance Due on Maturity	Facility Amount
Beverly Center	$333,736	$ 338,779	5.28%		02/11/14		$303,277
Cherry Creek Shopping Center	280,000	280,000	5.24%		06/08/16		280,000
Cherry Creek Shopping Center	245	490	Prime		12/20/09		20	$2,000
Dolphin Mall	139,000	139,000	LIBOR + 0.70%		02/14/11	(1)	139,000	(1)
Fairlane Town Center	80,000	80,000	LIBOR + 0.70%		02/14/11	(1)	80,000	(1)
Great Lakes Crossing	137,877	140,449	5.25%		03/11/13		125,507
International Plaza	325,000		LIBOR +1.15%	(2)	01/08/11	(2)	325,000
International Plaza		175,150	4.21%		01/08/08		175,150
MacArthur Center	132,500	135,439	7.59%		10/01/10		126,884
Northlake Mall	215,500	215,500	5.41%		02/06/16		215,500
The Mall at Partridge Creek	72,791	62,126	LIBOR + 1.15%		09/07/10		72,791	81,000
The Pier Shops at Caesars	135,000	135,000	6.01%		05/11/17		135,000
Regency Square	75,388	76,591	6.75%		11/01/11		71,569
The Mall at Short Hills	540,000	540,000	5.47%		12/14/15		540,000
Stony Point Fashion Park	108,884	110,411	6.24%		06/01/14		98,585
Twelve Oaks Mall	10,000	60,000	LIBOR + 0.70%		02/14/11	(1)	10,000	(1)
The Mall at Wellington Green	200,000	200,000	5.44%		05/06/15		200,000
Line of Credit	10,900	12,045	Variable Bank Rate		02/14/11		10,900	40,000
	$2,796,821	$2,700,980

(1)
Dolphin, Fairlane, and Twelve Oaks are the borrowers and collateral for the $550 million revolving credit facility. The unused borrowing capacity at December 31, 2008 was $321 million. Sublimits may be reallocated quarterly but not more often than twice a year. The facility has a one year extension option.

(2)	Stated interest rate is swapped to an effective rate of 5.01%. The loan has two one-year extension options.

Notes payable are collateralized by properties with a net book value of $2.5 billion at December 31, 2008 and $2.3 billion at December 31, 2007.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Interest expense for the year ended December 31, 2006 includes a $1.0 million charge for the write-off of financing costs related to the refinancing of the loan on Dolphin Mall (Dolphin) prior to maturity and a $2.1 million charge from the write-off of financing costs related to the pay-off of the loans on The Shops at Willow Bend (Willow Bend) prior to their maturity date.

The following table presents scheduled principal payments on notes payable as of December 31, 2008:

2009	$14,433
2010	213,838
2011	648,489	(1)
2012	11,413
2013	134,802
Thereafter	1,773,846
	$2,796,821

(1) Includes $229 million with a one year extension option and $325 million with two one-year extension options.

Debt Covenants and Guarantees

Certain loan agreements contain various restrictive covenants, including a minimum net worth requirement, a maximum payout ratio on distributions, a minimum debt yield ratio, a maximum leverage ratio, minimum interest coverage ratios and a minimum fixed charges coverage ratio, the latter being the most restrictive. The Operating Partnership is in compliance with all of its covenants as of December 31, 2008. The maximum payout ratio on distributions covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain the Company's tax status, pay preferred distributions, and for distributions related to the sale of certain assets.

Payments of principal and interest on the loans in the following table are guaranteed by the Operating Partnership as of December 31, 2008.

Center	Loan balance as of 12/31/08	TRG's beneficial interest in loan balance as of 12/31/08	Amount of loan balance guaranteed by TRG as of 12/31/08	% of loan balance guaranteed by TRG	% of interest guaranteed by TRG
(in millions of dollars)
Dolphin Mall	139.0	139.0	139.0	100%	100%
Fairlane Town Center	80.0	80.0	80.0	100%	100%
Twelve Oaks Mall	10.0	10.0	10.0	100%	100%

The Operating Partnership has also guaranteed certain obligations of Partridge Creek, which is encumbered by a $72.8 million recourse construction loan (Note 2).

The Company is required to escrow cash balances for specific uses stipulated by its lenders. As of December 31, 2008 and December 31, 2007, the Company’s cash balances restricted for these uses were $2.9 million and $1.0 million, respectively. Such amounts are included within cash and cash equivalents in the Company’s Consolidated Balance Sheet.

Beneficial Interest in Debt and Interest Expense

The Operating Partnership's beneficial interest in the debt, capital lease obligations, capitalized interest, and interest expense of its consolidated subsidiaries and its Unconsolidated Joint Ventures is summarized in the following table. The Operating Partnership's beneficial interest in the consolidated subsidiaries excludes debt and interest related to the minority interests in Cherry Creek (50%), International Plaza (49.9%), The Pier Shops (22.5% as of April 2007, Note 2), The Mall at Wellington Green (10%), and MacArthur Center (5%). The Operating Partnership’s beneficial interest in the Unconsolidated Joint Ventures, prior to April 2007, excludes The Pier Shops.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

At 100%		At Beneficial Interest
Consolidated Subsidiaries	Unconsolidated Joint Ventures	Consolidated Subsidiaries	Unconsolidated Joint Ventures
Debt as of:
December 31, 2008	$2,796,821	$1,103,903	$2,437,590	$566,437
December 31, 2007	2,700,980	1,003,463	2,416,292	517,228

Capital lease obligations as of:
December 31, 2008	$2,474	$167	$2,467	$84
December 31, 2007	5,521	504	5,507	252

Capitalized interest:
Year ended December 31, 2008	$7,972	$139	$7,819	$101
Year ended December 31, 2007	14,613	496	14,518	125

Interest expense:
Year ended December 31, 2008	$147,397	$65,002	$127,769	$33,777
Year ended December 31, 2007	131,700	66,232	$117,385	$33,311

Note 10 - Derivatives

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

In March 2008, Fair Oaks, a 50% owned unconsolidated joint venture, entered into a $250 million forward starting swap to hedge interest rate risk associated with a $250 million financing in April 2008. The rate on this financing is swapped at an all-in rate, which includes credit spread, of 4.56% for the initial three-year term of the debt. The swap agreement has been designated, and is expected to be effective, as a cash flow hedge of the interest payments on the new debt. Changes in fair value of the swap agreement at each balance sheet date during the term of the agreement are recorded in Other Comprehensive Income.

In December 2007, the Company entered into a $325 million forward starting swap to hedge interest rate risk associated with a $325 million financing at International Plaza in January 2008. The rate on this financing is swapped at an all-in rate, which includes credit spread, of 5.375% for the initial three-year term of the debt. The swap agreement has been designated, and is expected to be effective, as a cash flow hedge of the interest payments on the new debt. Changes in fair value of the swap agreement at each balance sheet date during the term of the agreement are recorded in Other Comprehensive Income.

In 2006, the Operating Partnership entered into three forward starting swaps for $150 million to partially hedge interest rate risk associated with a planned long-term refinancing of International Plaza in January 2008. The Operating Partnership terminated the swaps in September 2007. As the swaps were no longer effective as hedges of the planned refinancing, the Operating Partnership recognized its $0.2 million share of the $0.4 million gain on the termination, included in “Gains on land sales and other nonoperating income” within results of operations.

The following table presents the effect that derivative instruments had on interest expense and equity in income of Unconsolidated Joint Ventures during the three years ended December 31, 2008:

2008	2007	2006
Receipts under swap and cap agreements	$(482)	$(69)	$(121)
Payments under swap agreements	3,785
Adjustment of accumulated other comprehensive income for amounts recognized in net income	1,260	1,261	1,391
Change in fair value of cap agreements not designated as hedges		8	59
Net reduction to income	$4,563	$1,200	$1,329

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

As of December 31, 2008, the Company had $5.1 million of net realized losses included in Accumulated OCI, related to terminated derivative instruments, that are being recognized as interest expense over the term of the hedged debt, as follows:

Hedged Items	OCI Amounts	Recognition Period
Beverly Center refinancing	$3,027	January 2004 through December 2013
Regency Square financing	795	November 2001 through October 2011
Westfarms refinancing	1,314	July 2002 through July 2012
	$5,136

As of December 31, 2008, the Company had $23.2 million of net unrealized losses included in Accumulated OCI that will be recognized as interest expense over the effective periods of the derivative agreements, as follows:

Hedged Items	OCI Amounts	Effective Period
Fair Oaks refinancing	$4,236	April 2008 through March 2011
International Plaza refinancing	17,188	January 2008 through December 2010
Taubman Land Associates financing	1,738	January 2007 through October 2012
	$23,162

The Company expects that approximately $8.8 million of the $29.8 million in Accumulated OCI at December 31, 2008 will be reclassified from Accumulated OCI and recognized as a reduction of income during 2009.

Note 11 - Leases

Shopping center space is leased to tenants and certain anchors pursuant to lease agreements. Tenant leases typically provide for minimum rent, percentage rent, and other charges to cover certain operating costs. Future minimum rent under operating leases in effect at December 31, 2008 for operating centers, assuming no new or renegotiated leases or option extensions on anchor agreements, is summarized as follows:

2009	$ 331,270
2010	316,961
2011	283,714
2012	248,010
2013	223,779
Thereafter	775,041

Certain shopping centers, as lessees, have ground leases expiring at various dates through the year 2107. In addition, two centers have the option to extend the lease terms, one for five 10 year periods, and the other for one 25 year period. Ground rent expense is recognized on a straight-line basis over the lease terms. The Company also leases its office facilities and certain equipment. Office facility leases expire at various dates through the year 2015. Additionally, two of the leases have 5 year extension options and one lease has a 3 year extension option. The Company’s U.S. headquarters is rented from an affiliate of the Taubman family under a 10 year lease, with a 5 year extension option. Rental expense on a straight-line basis under operating leases was $10.8 million in 2008, $9.5 million in 2007, and $8.3 million in 2006. Included in these amounts are related party office rental expense of $2.3 million in 2008, $2.2 million in 2007 and $2.3 million in 2006. Payables representing straightline rent adjustments under lease agreements were $32.7 million and $31.5 million as of December 31, 2008 and 2007, respectively.

The following is a schedule of future minimum rental payments required under operating leases:

2009	$ 10,532
2010	10,443
2011	8,116
2012	7,542
2013	7,587
Thereafter	395,896

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The table above includes $2.4 million in 2009, $2.5 million in 2010 and $2.6 million in each year from 2011 through 2014 of related party amounts.

Certain shopping centers have entered into lease agreements for property improvements that qualify as capital leases. As of December 31, 2008, future minimum lease payments for these capital leases are as follows:

2009	$1,855
2010	620
2011	155
Total minimum lease payments	$2,630
Less amount representing interest	(156)
Capital lease obligations	$2,474

Note 12 - Transactions with Affiliates

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

A. Alfred Taubman and certain of his affiliates receive various management services from the Manager. For such services, Mr. Taubman and affiliates paid the Manager approximately $2.2 million, $2.1 million, and $1.9 million in 2008, 2007, and 2006, respectively.

Other related party transactions are described in Notes 1, 6, 11, 13, and 15.

Note 13 – Share-Based Compensation and Other Employee Plans

In May 2008, the Company’s shareowners approved The Taubman Company 2008 Omnibus Long-Term Incentive Plan (2008 Omnibus Plan). The 2008 Omnibus Plan provides for the award to directors, officers, employees, and other service providers of the Company of restricted shares, restricted units of limited partnership in the Operating Partnership, options to purchase shares or Operating Partnership units, unrestricted Shares or Operating Partnership units, and other awards to acquire up to an aggregate of 6,100,000 Company common shares or Operating Partnership units, of which 6,098,558 were available as of December 31, 2008. The Company anticipates that all future grants of share-based compensation will be made under the 2008 Omnibus Plan. In addition, non-employee directors have the option to defer their compensation, other than their meeting fees, under a deferred compensation plan.

Prior to the adoption of the 2008 Omnibus Plan, the Company provided share-based compensation through an incentive option plan, a long-term incentive plan, and non-employee directors' stock grant and deferred compensation plans.

The compensation cost charged to income for its share-based compensation plans was $7.6 million, $6.8 million, and $4.6 million for the years ended December 31, 2008, 2007, and 2006, respectively. Compensation cost capitalized as part of properties and deferred leasing costs was $0.9 million, $0.8 million, and $0.6 million for the years ended December 31, 2008, 2007, and 2006, respectively.

The Company currently recognizes no tax benefits from the recognition of compensation cost or tax deductions incurred upon the exercise or vesting of share-based awards. Any allocations of compensation cost or deduction to the Company’s corporate taxable REIT subsidiaries from the Company's Manager, which is treated as a partnership for federal income tax purposes, have resulted in a valuation allowance being recorded against its net deferred tax asset associated with the temporary differences related to share-based compensation. This is primarily due to prior year cumulative tax net operating losses incurred through the year ended December 31, 2008.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Incentive Options

The Company’s incentive option plan (the Option Plan), which was shareowner approved, permitted the grant of options to employees. The Operating Partnership's units issued in connection with the Option Plan are exchangeable for new shares of the Company's common stock under the Continuing Offer (Note 15). Options for 1.4 million partnership units have been granted and are outstanding at December 31, 2008. Of the 1.4 million options outstanding, 0.9 million have vesting schedules with one-third vesting at each of the first, second, and third years of the grant anniversary, if continuous service has been provided or upon retirement or certain other events if earlier. Substantially all of the other 0.5 million options outstanding have vesting schedules with one-third vesting at each of the third, fifth, and seventh years of the grant anniversary, if continuous service has been provided and certain conditions dependent on the Company’s market performance in comparison to its competitors have been met, or upon retirement or certain events if earlier. The options have ten-year contractual terms.

The Company has estimated the value of the options issued during the years ended December 31, 2008, 2007, and 2006 using a Black-Scholes valuation model based on the following assumptions:

2008	2007	2006
Expected volatility	24.33%	20.76%	20.87%-21.14%
Expected dividend yield	3.50%	3.00%	3.50%
Expected term (in years)	6	7	7
Risk-free interest rate	3.08%	4.45%	4.74%-5.08%
Weighted average grant-date fair value	$9.31	$11.77	$8.11

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

A summary of option activity under the Option Plan for the years ended December 31, 2008, 2007, and 2006 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Range of Exercise Prices

Outstanding at January 1, 2006	852,139	$30.13	9.2	$29.38 - $31.31
Granted	263,237	40.37

Outstanding at December 31, 2006	1,115,376	$32.55	8.5	$29.38 - $40.39
Granted	226,875	55.90
Exercised	(11,605)	31.31

Outstanding at December 31, 2007	1,330,646	$36.54	7.8	$29.38 - $55.90
Granted	230,567	50.65
Exercised	(210,736)	31.55

Outstanding at December 31, 2008	1,350,477	$39.73	7.2	$29.38 - $55.90

Fully vested options at December 31, 2008	490,927	$37.05	6.8

There were 434,220 options that vested during the year ended December 31, 2008.

The aggregate intrinsic value (the difference between the period end stock price and the option exercise price) of options outstanding and options fully vested as of December 31, 2008 were both zero due to the stock price being lower than the options’ exercise prices.

The total intrinsic value of options exercised during the years ended December 31, 2008 and 2007 was $4.1 million, $0.3 million, respectively. Cash received from option exercises under the Option Plan for the years ended December 31, 2008 and 2007 was $6.6 million and $0.4 million, respectively. No options were exercised in 2006.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

As of December 31, 2008 there were 0.9 million nonvested options outstanding, and $2.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.7 years.

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

Long-Term Incentive Plan

The Taubman Company 2005 Long-Term Incentive Plan (LTIP) was shareowner approved. The LTIP allowed the Company to make grants of restricted stock units (RSU) to employees. There were RSU for 0.3 million shares outstanding at December 31, 2008. Each RSU represents the right to receive upon vesting one share of the Company’s common stock plus a cash payment equal to the aggregate cash dividends that would have been paid on such share of common stock from the date of grant of the award to the vesting date. Each RSU is valued at the closing price of the Company’s common stock on the grant date.

A summary of activity under the LTIP is presented below:

Restricted Stock Units	Weighted average Grant Date Fair Value
Outstanding at January 1, 2006	138,904	31.31
Granted	131,698	40.38
Forfeited	(4,999)	33.84
Redeemed	(3,918)	33.53
Outstanding at December 31, 2006	261,685	35.79
Granted	102,905	56.54
Forfeited	(5,621)	43.71
Redeemed	(672)	34.93
Outstanding at December 31, 2007	358,297	41.63
Granted	121,037	50.65
Forfeited	(8,256)	48.69
Redeemed	(136,200)	32.15
Outstanding at December 31, 2008	334,878	48.57

These RSU vest on the third year anniversary of the grant if continuous service has been provided for that period, or upon retirement or certain other events if earlier. Based on an analysis of historical employee turnover, the Company has made an annual forfeiture assumption of 2.4% of grants when recognizing compensation costs relating to the RSU.

All of the RSU outstanding at December 31, 2008 were nonvested. As of December 31, 2008, there was $6.2 million of total unrecognized compensation cost related to nonvested RSU outstanding under the LTIP. This cost is expected to be recognized over an average period of 1.8 years.

Non-Employee Directors’ Stock Grant and Deferred Compensation Plans

The Non-Employee Directors’ Stock Grant Plan (SGP), which was shareowner approved, provided for the annual grant to each non-employee director of the Company shares of the Company’s common stock based on the fair value of the Company's common stock on the last business day of the preceding quarter. Quarterly grants beginning in July of 2008 were made under the 2008 Omnibus Plan. The annual fair market value of the grant was $50,000 in 2008 and 2007, and $15,000 in 2006. As of December 31, 2008, 2,875 shares have been issued under the SGP and 506 shares have been issued under the 2008 Omnibus Plan. Certain directors have elected to defer receipt of their shares as described below.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Non-Employee Directors’ Deferred Compensation Plan (DCP), which was approved by the Company’s Board of Directors, allows each non-employee director of the Company the right to defer the receipt of all or a portion of his or her annual director retainer until the termination of his or her service on the Company’s Board of Directors and for such deferred compensation to be denominated in restricted stock units, representing the right to receive shares of the Company’s common stock at the end of the deferral period. During the deferral period, when the Company pays cash dividends on its common stock, the directors’ deferral accounts will be credited with dividend equivalents on their deferred restricted stock units, payable in additional restricted stock units based on the then-fair market value of the Company’s common stock. There were 24,296 restricted stock units outstanding under the DCP at December 31, 2008.

Other Employee Plans

As of December 31, 2008 and 2007 the Company had fully vested awards outstanding for 82,718 and 79,760 notional shares of stock, respectively, under a previous long-term performance compensation plan. These awards will be settled in cash based on a twenty day average of the market value of the Company's common stock. The liability for the eventual payout of these awards is marked to market quarterly based on the twenty day average of the Company's stock price. The Company recorded compensation costs of $(1.9) million, $0.2 million, and $1.1 million relating to these awards for the years ended December 31, 2008, 2007, and 2006, respectively. The Company paid $0.5 million of this deferred liability in 2006. No payments were made in 2007 and 2008. The majority of the awards were paid out in early 2009, leaving awards for 16,392 notional shares of stock remaining.

The Company has a voluntary retirement savings plan established in 1983 and amended and restated effective January 1, 2001 (the Plan). The Plan is qualified in accordance with Section 401(k) of the Internal Revenue Code (the Code). The Company contributes an amount equal to 2% of the qualified wages of all qualified employees and matches employee contributions in excess of 2% up to 7% of qualified wages. In addition, the Company may make discretionary contributions within the limits prescribed by the Plan and imposed in the Code. The Company’s contributions and costs relating to the Plan were $2.0 million in 2008, $1.9 million in 2007, and $1.7 million in 2006.

Note 14 - Common and Preferred Stock and Equity of TRG

Outstanding Preferred Stock and Equity

The Company is obligated to issue to the minority interest, upon subscription, one share of Series B Non-Participating Convertible Preferred Stock (Series B Preferred Stock) for each of the Operating Partnership units held by the minority interest. Each share of Series B Preferred Stock entitles the holder to one vote on all matters submitted to the Company's shareowners. The holders of Series B Preferred Stock, voting as a class, have the right to designate up to four nominees for election as directors of the Company. On all other matters, including the election of directors, the holders of Series B Preferred Stock will vote with the holders of common stock. The holders of Series B Preferred Stock are not entitled to dividends or earnings of the Company. The Series B Preferred Stock is convertible into common stock at a ratio of 14,000 shares of Series B Preferred Stock for one share of common stock. During the years ended December 31, 2008, 2007, and 2006, 95,000 shares, 1,589,662 shares, and 1,061,343 shares of Series B Preferred Stock, respectively, were converted to 4 shares, 104 shares, and 71 shares of the Company’s common stock, respectively, as a result of tenders of units under the Continuing Offer (Note 15).

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

Common Stock and Equity

In July 2007, the Company’s Board of Directors authorized the repurchase of $100 million of the Company’s common stock on the open market or in privately negotiated transactions. During August 2007, the Company repurchased 987,180 shares of its common stock at an average price of $50.65 per share, for a total of $50 million under the authorization. During May and June 2007, the Company repurchased 923,364 shares of its common stock on the open market at an average price of $54.15 per share, for a total of $50 million, the maximum amount permitted under the program approved by the Board of Directors in December 2005. All shares repurchased have been cancelled. For each share of stock repurchased, an equal number of Operating Partnership units owned by the Company were redeemed. Repurchases of common stock were financed through general corporate funds, including borrowings under existing lines of credit. As of December 31, 2008, $50 million remained of the July 2007 authorization.

Note 15 - Commitments and Contingencies

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Based on a market value at December 31, 2008 of $25.46 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $647 million. The purchase of these interests at December 31, 2008 would have resulted in the Company owning an additional 32% interest in the Operating Partnership.

The Company has made a continuing, irrevocable offer to all present holders (other than certain excluded holders, including A. Alfred Taubman), assignees of all present holders, those future holders of partnership interests in the Operating Partnership as the Company may, in its sole discretion, agree to include in the continuing offer, and all existing optionees under the Option Plan all existing and future optionees under the 2008 Omnibus Plan to exchange shares of common stock for partnership interests in the Operating Partnership (the Continuing Offer). Under the Continuing Offer agreement, one unit of the Operating Partnership interest is exchangeable for one share of the Company's common stock. Upon a tender of Operating Partnership units, the corresponding shares of Series B Preferred Stock, if any, will automatically be converted into the Company’s common stock at a rate of 14,000 shares of Series B Preferred Stock for one common share.

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

See Note 1 regarding the put option held by the noncontrolling member in Taubman Asia, Note 5 regarding the Company's Oyster Bay project, Note 9 for the Operating Partnership's guarantees of certain notes payable and other obligations, and Note 13 for obligations under existing share-based compensation plans.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 16 - Earnings Per Share

Basic earnings per share amounts are based on the weighted average of common shares outstanding for the respective periods. Diluted earnings per share amounts are based on the weighted average of common shares outstanding plus the dilutive effect of potential common stock. Potential common stock includes outstanding partnership units exchangeable for common shares under the Continuing Offer (Note 15), outstanding options for units of partnership interest under the Option Plan, RSU under the LTIP and Non-Employee Directors’ Deferred Compensation Plan (Note 13), and unissued partnership units under unit option deferral election. In computing the potentially dilutive effect of potential common stock, partnership units are assumed to be exchanged for common shares under the Continuing Offer, increasing the weighted average number of shares outstanding. The potentially dilutive effects of partnership units outstanding and/or issuable under the unit option deferral elections are calculated using the if-converted method, while the effects of other potential common stock are calculated using the treasury stock method.

As of December 31, 2008, there were 8.8 million partnership units outstanding and 0.9 million unissued partnership units under unit option deferral elections, that may be exchanged for common shares of the Company under the Continuing Offer (Note 15). These outstanding partnership units and unissued units were excluded from the computation of diluted earnings per share as they were anti-dilutive in all periods presented. These outstanding units and unissued units could only be dilutive to earnings per share if the minority interests' ownership share of the Operating Partnership's income was greater than their share of distributions. Potentially dilutive securities under share based compensation plans (Note 13) were excluded from the computation of diluted EPS for the year ended December 31, 2008 because they were anti-dilutive due to the net loss in 2008.

	Year Ended December 31
	2008	2007	2006
Net income (loss) allocable to common shareowners (Numerator)	$(86,659)	$48,490	$21,394

Shares (Denominator) – basic	52,866,050	52,969,067	52,661,024
Effect of dilutive securities		652,950	318,429
Shares (Denominator) – diluted	52,866,050	53,622,017	52,979,453

Earnings (loss) per common share:
Basic	$(1.64)	$0.92	$0.41
Diluted	$(1.64)	$0.90	$0.40

Note 17 – Fair Value Disclosures

The following methods and assumptions were used to estimate the fair value of financial instruments:

The carrying value of cash and cash equivalents, accounts and notes receivable, and accounts payable and accrued liabilities approximates fair value due to the short maturity of these instruments.

The fair value of mortgage notes and other notes payable is estimated based on quoted market prices, if available. If no quoted market prices are available, the fair value of mortgages and other notes payable are estimated using cash flows discounted at current market rates. When selecting discount rates for purposes of estimating the fair value of mortgage and other notes, in 2007 the Company employed the credit spreads at which the debt was originally issued. The December 31, 2008 fair value includes an additional 2% credit spread to account for current market conditions. This additional spread is an estimate and is not necessarily indicative of what the Company could obtain in the market at the reporting date. The Company does not believe that the use of different interest rate assumptions would have resulted in a materially different fair value of mortgage and other notes payable as of December 31, 2008 or 2007. To further assist financial statement users, the Company has included with its fair value disclosures an analysis of interest rate sensitivity.

See (Note 5) regarding the fair value of CDD assessment bonds.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The fair value of interest rate hedging instruments is the amount that the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the reporting date. The Company’s valuation of its derivative instruments are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative and therefore fall into level 2 of the fair value hierarchy. The valuation reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward curves. To comply with the provisions of SFAS 157 in the December 31, 2008 fair value measurement of interest rate hedging instruments, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk.

The Company's valuation of marketable securities, which are considered to be available-for-sale, and an insurance deposit utilize unadjusted quoted prices determined by active markets for the specific securities the Company has invested in, and therefore fall into Level 1 of the fair value hierarchy.

The estimated fair values of notes payable at December 31, 2008 and December 31, 2007 are as follows:

	2008		2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable	$2,796,821	$2,871,252	$2,700,980	$2,791,341

The fair value of the notes payable are dependent on the interest rates employed used in estimating the value (Note 1). An overall 1% increase in rates employed in making these estimates would have decreased the fair value of the debt shown above by $112 million, or 3.9%.

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

Fair Value Measurements at December 31, 2008 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Available-for-sale securities	$4,351
Insurance deposit	8,957
Derivative assets		$217
Total assets	$13,308	$217

Derivative interest rate instruments liabilities (Note 10)		$(17,188)
Total liabilities		$(16,971)

The insurance deposit shown above represents an escrow account maintained in connection with a property and casualty insurance arrangement for the Company’s shopping centers, and is classified within Deferred Charges and Other Assets. A corresponding deferred revenue relating to amounts billed to tenants for this arrangement has been classified within Accounts Payable and Other Liabilities.

The Company has one delinquent land contract receivable with a book value of $1.0 million as of December 31, 2008. The original maturity of this note was July 2007. The fair value of the land, which was determined by using observable market data including comparable parcels of land in similar locations, serves as collateral and is at least equal to the book value of the receivable.

The carrying and fair values of derivative interest rate instruments were both $1.1 million at December 31, 2007.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 18 - Cash Flow Disclosures and Non-Cash Investing and Financing Activities

Interest paid in 2008, 2007, and 2006, net of amounts capitalized of $8.0 million, $14.6 million, and $9.8 million, respectively, approximated $144.3 million, $126.0 million, and $119.8 million, respectively. The following non-cash investing and financing activities occurred during 2008, 2007, and 2006:

2008	2007	2006
Non-cash additions to properties	$14,820	$61,131	$24,051
Additions to capital lease obligations		2,138

Non-cash additions to properties primarily represent accrued construction and tenant allowance costs of new centers and development projects. Additionally, consolidated assets and liabilities increased upon consolidation of the accounts of The Pier Shops in 2007 (Note 2) and Cherry Creek in 2006 (Note 1).

Note 19 - Quarterly Financial Data (Unaudited)

The following is a summary of quarterly results of operations for 2008 and 2007:

2008 (1)
First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$157,417	$160,412	$163,713	$189,956
Equity in income of Unconsolidated Joint Ventures	9,234	8,491	11,289	6,342
Income (loss) before minority and preferred interests	23,516	21,414	27,836	(80,818)
Net income (loss)	8,205	4,032	12,855	(97,117)
Net income (loss) allocable to common shareowners	4,547	373	9,197	(100,776)
Basic and Diluted earnings per common share -
Net income (loss)	$ 0.09	$ 0.01	$ 0.17	$ (1.90)

2007
First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$145,026	$152,274	$150,653	$178,869
Equity in income of Unconsolidated Joint Ventures	8,186	9,239	11,275	11,798
Income before minority and preferred interests	26,550	26,002	25,461	38,223
Net income	14,056	12,493	11,507	25,068
Net income allocable to common shareowners	10,398	8,834	7,849	21,409
Basic earnings per common share -
Net income	$ 0.19	$ 0.17	$ 0.15	$ 0.41
Diluted earnings per common share -
Net income	$ 0.19	$ 0.16	$ 0.15	$ 0.40

(1)
Amounts include the impairment charges recognized in the fourth quarter of 2008 of $117.9 million and $8.3 million related to the Company’s investment in its Oyster Bay and Sarasota projects, respectively (Notes 5 and 6).

Note 20 - New Accounting Pronouncements

In November 2008, the FASB ratified Emerging Issue Task Force Issue No. 08-6, "Equity Method Investment Accounting Considerations." EITF 08-6 addresses certain issues that arise from a company's application of the equity method under Opinion 18 due to a change in accounting for business combinations and consolidated subsidiaries resulting from the issuance of Statement 141(R) and Statement 160. EITF 08-6 addresses issues regarding the initial carrying value of an equity method investment, tests of impairment performed by the investor over an investee's underlying assets, changes in ownership resulting from the issuance of shares by an investee, and changes in an investment from the equity method to the cost method. This Issue is effective and will be applied on a prospective basis in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years, consistent with the effective dates of Statement 141(R) and Statement 160.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

In March 2008, the FASB issued Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” This Statement amends Statement No. 133 to provide additional information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. The Statement requires enhanced disclosures about an entity’s derivatives and hedging activities. Statement No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company anticipates the Statement will not have an effect on its results of operations or financial position as the Statement only provides for new disclosure requirements.

In December 2007, the FASB issued Statement No. 160 "Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin (ARB) No. 51.” This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (previously referred to as a minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Statement No. 160 generally requires noncontrolling interests to be treated as a separate component of equity (not as a liability or other item outside of permanent equity) and consolidated net income and comprehensive income to include the noncontrolling interest’s share. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. Statement No. 160 also establishes a single method of accounting for transactions that change a parent's ownership interest in a subsidiary by requiring that all such transactions be accounted for as equity transactions if the parent retains its controlling financial interest in the subsidiary. The Statement also amends certain of ARB 51's consolidation procedures for consistency with the requirements of FASB Statement No. 141 (Revised) "Business Combinations" and eliminates the requirement to apply purchase accounting to a parent’s acquisition of noncontrolling ownership interests in a subsidiary. Statement No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Except for certain presentation and disclosure requirements, Statement No. 160 will be applied on a prospective basis. In March 2008, the SEC announced revisions to EITF Topic No. D-98 "Classification and Measurement of Redeemable Securities" that provide interpretive guidance on the interaction between Topic No. D-98 and Statement No. 160.

Upon the Company's adoption of Statement No. 160 on January 1, 2009, the noncontrolling interests in the Operating Partnership and certain consolidated joint ventures will no longer need to be carried at zero balances in the Company’s balance sheet. As a result, the income allocated to these noncontrolling interests will no longer be required to be equal, at a minimum, to the share of distributions, which will result in a material increase to the Company’s net income. See Note 1 regarding current accounting for minority interests.

Also in December 2007, the FASB issued Statement No. 141 (Revised) "Business Combinations.” This Statement establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and any goodwill acquired in the business combination or a gain from a bargain purchase. This Statement requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” Statement No. 141 (Revised) also requires most acquisition related costs to be separately identified and expensed. Statement No. 141 (Revised) must be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In September 2006, the FASB issued Statement No. 157 “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies to accounting pronouncements that require or permit fair value measurements, except for share-based payments transactions under FASB Statement No. 123 (Revised) “Share-Based Payment.” This Statement was effective for financial statements issued for fiscal years beginning after November 15, 2007, except for non-financial assets and liabilities, for which this Statement will be effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The deferral to this Statement applies to all nonfinancial assets and nonfinancial liabilities including but not limited to initial measurements of fair value of: nonfinancial assets and nonfinancial liabilities in a business combination or other new basis event, asset retirement obligations, and nonfinancial liabilities for exit or disposal activities, as well as impairment assessments of nonfinancial long lived assets and goodwill. This Statement does not require any new fair value measurements or remeasurements of previously reported fair values. The Company will account for nonfinancial assets and nonfinancial liabilities under this Standard beginning on January 1, 2009.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 21 - Subsequent Events

In January 2009, in response to the decreased level of active projects due to the downturn in the economy, the Company reduced its workforce by about 40 positions, primarily in areas that directly or indirectly affect its development initiatives in the U.S. and Asia. A restructuring charge of approximately $2.6 million will be recorded in the first quarter of 2009, which primarily represents the cost of terminations of personnel. The majority of the restructuring costs will be paid during the first quarter of 2009.

Schedule II
TAUBMAN CENTERS, INC.
VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2008, 2007, and 2006
(in thousands)

Additions
	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write-offs	Transfers, net	Balance at end of year
Year ended December 31, 2008
Allowance for doubtful receivables	$6,694	$6,088	$(2,887)			$9,895

Year ended December 31, 2007
Allowance for doubtful receivables	$7,581	$1,830	$(3,423)	$706	(1)	$6,694

Year ended December 31, 2006
Allowance for doubtful receivables	$5,497	$5,110	$(3,055)	$29	(2)	$7,581

(1)	Represents the transfer in of The Pier Shops. Prior to April 13, 2007, the Company accounted for its interest in The Pier Shops under the equity method.
(2)	Represents the transfer in of Cherry Creek. Prior to January 1, 2006, the Company accounted for its interest in Cherry Creek under the equity method.

See accompanying report of independent registered public accounting firm.

TAUBMAN CENTERS, INC.                                         Schedule III
     REAL ESTATE AND ACCUMULATED DEPRECIATION
    December 31, 2008
  (in thousands)

	Initial Cost to Company				Gross Amount at Which Carried at Close of Period
	Land	Buildings, Improvements, and Equipment		Cost Capitalized Subsequent to Acquisition	Land	BI&E	Total		Accumulated Depreciation (A/D)	Total Cost Net of A/D	Encumbrances		Date of Completion of Construction or Acquisition	Depreciable Life
Shopping Centers:
Beverly Center, Los Angeles, CA		$209,093		$ 56,430		$265,523	$265,523		$119,914	$145,609	$333,736		1982	40 Years
Cherry Creek Shopping Center, Denver, CO		99,260		110,371		209,631	209,631		100,424	109,207	280,000		1990	40 Years
Dolphin Mall, Miami, FL	$34,881	238,252		43,545	$34,881	281,797	316,678		63,877	252,801	139,000 (1)		2001	50 Years
Fairlane Town Center, Dearborn, MI	17,330	104,668		45,857	17,330	150,525	167,855		54,306	113,549	80,000 (1)		1996	40 Years
Great Lakes Crossing, Auburn Hills, MI	15,506	194,093		24,870	15,506	218,963	234,469		87,561	146,908	137,877		1998	50 Years
International Plaza, Tampa, FL		308,648		11,962		320,610	320,610		79,144	241,466	325,000		2001	50 Years
MacArthur Center, Norfolk, VA		145,768		13,946		159,714	159,714		46,055	113,659	132,500		1999	50 Years
Northlake Mall, Charlotte, NC	22,540	147,756		2,291	22,540	150,047	172,587		32,111	140,476	215,500		2005	50 Years
The Mall at Partridge Creek, Clinton Township, MI	14,098	122,974		12,766	14,098	135,740	149,838		11,176	138,662	72,791		2007	50 Years
The Pier Shops at Caesars, Atlantic City, NJ		176,835				176,835	176,835		15,806	161,029	135,000		2006	50 Years
Regency Square, Richmond, VA	18,635	101,600		10,148	18,635	111,748	130,383		41,711	88,672	75,388		1997	40 Years
The Mall at Short Hills, Short Hills, NJ	25,114	168,004		119,982	25,114	287,986	313,100		122,562	190,538	540,000		1980	40 Years
Stony Point Fashion Park, Richmond, VA	10,677	98,365		890	10,677	99,255	109,932		30,834	79,098	108,884		2003	50 Years
Twelve Oaks Mall, Novi, MI	25,410	191,185		74,780	25,410	265,965	291,375		88,235	203,140	10,000	(1)	1977	50 Years
The Mall at Wellington Green, Wellington, FL	18,967	191,698		9,452	21,439	198,678	220,117		62,496	157,621	200,000		2001	50 Years
The Shops at Willow Bend, Plano, TX	26,192	229,058		9,262	26,192	238,320	264,512		60,642	203,870			2001	50 Years
Other:
Office Facilities				28,180		28,180	28,180		14,522	13,658
Peripheral Land	27,633				27,633		27,633			27,633
Construction in Process and Development Pre-Construction Costs		61,573	(3)	10,650		72,223	72,223			72,223
Assets under CDD obligations	4,164	61,411			4,164	61,411	65,575		17,518	48,057
Other		2,710				2,710	2,710		732	1,978
Total	$261,147	$2,852,951		$585,382	$263,619	$3,435,861	$3,699,480	(2)	$1,049,626	$2,649,854

The changes in total real estate assets and accumulated depreciation for the years ended December 31, 2008, 2007, and 2006 are as follows:

	Total Real Estate Assets		Total Real Estate Assets		Total Real Estate Assets			Accumulated Depreciation	Accumulated Depreciation		Accumulated Depreciation (6)
	2008		2007		2006			2008	2007		2006
Balance, beginning of year	$3,781,136		$3,398,122		$3,081,324		Balance, beginning of year	$(933,275)	$(821,384)		$(651,665)
New development and improvements	58,259		229,199		151,428		Depreciation for year	(138,741)	(128,358)		(128,488)
Disposals/Write-offs	(136,579	) (3)	(23,179)		(39,672)		Disposals/Write-offs	22,425	23,179		39,195
Transfers In/(Out)	(3,336)		176,994	(4)	205,042	(5)	Transfers In/(Out)	(35)	(6,712	) (4)	(80,426	) (5)
Balance, end of year	$3,699,480		$3,781,136		$3,398,122		Balance, end of year	$(1,049,626)	$(933,275)		$(821,384)

(1)	These centers are collateral for the Company’s $550 million line of credit. Borrowings under the line of credit are primary obligations of the entities owning these centers.
(2)	The unaudited aggregate costs for federal income tax purposes as of December 31, 2008 was $3.664 billion.
(3)
Primarily includes the write-off of certain Oyster Bay costs. In 2008, the Company recognized a $117.9 million impairment charge on the Oyster Bay project.  The remaining  balance of  $39.8 million as of December 31, 2008 is included in development pre-construction costs.

(4)	Includes costs related to The Pier Shops at Caesars, which became a consolidated center in 2007.
(5)	Includes costs related to Cherry Creek Shopping Center, which became a consolidated center in 2006.
(6)	Does not include depreciation of assets recoverable from tenants.

 See accompanying report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAUBMAN CENTERS, INC.

Date: February 24, 2009	By:	/s/ Robert S. Taubman
Robert S. Taubman, Chairman of the Board, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert S. Taubman	Chairman of the Board, President,	February 24, 2009
Robert S. Taubman	Chief Executive Officer, and Director
(Principal Executive Officer)

/s/ Lisa A. Payne	Vice Chairman, Chief Financial	February 24, 2009
Lisa A. Payne	Officer, and Director (Principal Financial Officer)

/s/ William S. Taubman	Chief Operating Officer,	February 24, 2009
William S. Taubman	and Director

/s/ Esther R. Blum	Senior Vice President, Controller, and	February 24, 2009
Esther R. Blum	Chief Accounting Officer

*	Director	February 24, 2009
Graham Allison

*	Director	February 24, 2009
Jerome A. Chazen

*	Director	February 24, 2009
Craig M. Hatkoff

*	Director	February 24, 2009
Peter Karmanos, Jr.

*	Director	February 24, 2009
William U. Parfet

*	Director	February 24, 2009
Ronald W. Tysoe

*By:	/s/ Lisa A. Payne
Lisa A. Payne, as Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number

3(a)	--	Restated By-Laws of Taubman Centers, Inc. (incorporated herein by reference to Exhibit 3 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

3(b)	--
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

4(j)	--
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

4(l)	--
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

4(n)	--
Loan Agreement dated January 8, 2008, by and between Tampa Westshore Associates Limited Partnership and Eurohypo AG, New York Branch, as Administrative Agent, Joint Lead Arranger and Joint Book Runner and the various lenders and agents on the signature pages thereto (incorporated herein by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K dated January 8, 2008).

4(o)	--
Amended and Restated Leasehold Mortgage, Security Agreement and Financing Statement dated January 8, 2008, by Tampa Westshore Associates Limited Partnership, in favor of Eurohypo AG, New York Branch, as Administrative Agent (incorporated herein by reference to Exhibit 4.2 filed with the Registrant’s Current Report on Form 8-K dated January 8, 2008).

4(p)	--
Assignment of Leases and Rents dated January 8, 2008, by Tampa Westshore Associates Limited Partnership, in favor of Eurohypo AG, New York Branch, as Administrative Agent (incorporated herein by reference to Exhibit 4.3 filed with the Registrant’s Current Report on Form 8-K dated January 8, 2008).

4(q)	--
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

*10(i)	--	Supplemental Retirement Savings Plan (incorporated herein by reference to Exhibit 10(i) filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

*10(j)	--	The Taubman Company Long-Term Compensation Plan (as amended and restated effective January 1, 2000) (incorporated herein by reference to Exhibit 10 (c) filed with the 2000 Second Quarter Form 10-Q).

*10(k)	--	First Amendment to the Taubman Company Long-Term Compensation Plan (as amended and restated effective January 1, 2000)(incorporated herein by reference to Exhibit 10(m) filed with the 2004 Form 10-K).

*10(l)	--
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
Amended and Restated Change of Control Employment Agreement, dated December 18, 2008, by and among the Company, Taubman Realty Group Limited Partnership, and Lisa A. Payne (revised for Code Section 409A compliance).

*10(p)	--	Form of Amended and Restated Change of Control Employment Agreement, dated December 18, 2008 (revised for Code Section 409A compliance).

10(q)	--	Second Amended and Restated Continuing Offer, dated as of May 16, 2000. (incorporated herein by reference to Exhibit 10 (b) filed with the 2000 Second Quarter Form 10-Q).

10(r)	--
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
Seventh Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership, dated December 14, 2007 (incorporated herein by reference to Exhibit 10(z) filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

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

*10(ai)	--
Amended and Restated Limited Liability Company Agreement of Taubman Properties Asia LLC, a Delaware Limited Liability Company (incorporated herein by reference to Exhibit 10(a) filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

*10(aj)	--
Employment Agreement between The Taubman Company Asia Limited and Morgan Parker (incorporated herein by reference to Exhibit 10(b) filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

*10(ak)	--
First Amendment to the Taubman Centers, Inc. Non-Employee Directors’ Deferred Compensation Plan (incorporated herein by reference to Exhibit 10(c) filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

*10(al)	--
The Taubman Company 2008 Omnibus Long-Term Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s Proxy Statement on Schedule 14A, filed with the Commission on April 15, 2008).

*10(am)	--	Letter Agreement regarding the Amended and Restated Limited Liability Company Agreement of Taubman Properties Asia LLC, a Delaware Limited Liability Company, dated November 25, 2008.

*10(an)	--	Second Amendment to the Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager, dated December 23, 2008.

*10(ao)	--	Summary of modification to the Employment Agreement between The Taubman Company Asia Limited and Morgan Parker.

*10(ap)	--	Form of Taubman Centers, Inc. Non-Employee Directors’ Deferred Compensation Plan Amendment Agreement (revised for Code Section 409A compliance).

*10(aq)	--	First Amendment to The Taubman Company Supplemental Retirement Savings Plan, dated December 12, 2008 (revised for Code Section 409A compliance).

*10(ar)	--	Amendment to The Taubman Centers, Inc. Change of Control Severance Program, dated December 12, 2008 (revised for Code Section 409A compliance).

*10(as)	--	Form of The Taubman Company Long-Term Performance Compensation Plan Amendment Agreement (revised for Code Section 409A compliance).

*10(at)	--	Amendment to Employment Agreement, dated December 22, 2008, for Lisa A. Payne (revised for Code Section 409A compliance).

*10(au)	--	First Amendment to the Master Service Agreement between The Taubman Realty Group Limited Partnership and the Manager, dated September 30, 1998.

12	--	Statement Re: Computation of Taubman Centers, Inc. Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

21	--	Subsidiaries of Taubman Centers, Inc.

23	--	Consent of Independent Registered Public Accounting Firm.

24	--	Powers of Attorney.

31(a)	--	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	--	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	--	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	--	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(a)	--	Debt Maturity Schedule.

99(b)	--	Real Estate and Accumulated Depreciation Schedule of the Unconsolidated Joint Ventures of The Taubman Realty Group Limited Partnership.

*	A management contract or compensatory plan or arrangement required to be filed.