Form 10-Q
period 2009-05-06
TAUBMAN CENTERS INC
filed 2009-05-06
CIK 890319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2009
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

☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer,” “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒Accelerated Filer ☐Non-Accelerated Filer ☐ Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

As of May 5, 2009, there were outstanding 53,120,769 shares of the Company's common stock, par value $0.01 per share.

TAUBMAN CENTERS, INC.

TAUBMAN CENTERS, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	March 31	December 31
	2009	2008
Assets:
Properties	$3,703,630	$3,699,480
Accumulated depreciation and amortization	(1,077,936)	(1,049,626)
	$2,625,694	$2,649,854
Investment in Unconsolidated Joint Ventures (Note 3)	89,052	89,933
Cash and cash equivalents	41,731	62,126
Accounts and notes receivable, less allowance for doubtful accounts of $8,280 and $9,895 in 2009 and 2008	44,347	46,732
Accounts receivable from related parties	2,145	1,850
Deferred charges and other assets	119,156	124,487
	$2,922,125	$2,974,982
Liabilities:
Notes payable (Note 4)	$2,809,631	$2,796,821
Accounts payable and accrued liabilities	235,180	262,226
Dividends payable		22,002
Distributions in excess of investments in and net income of Unconsolidated
Joint Ventures (Note 3)	154,091	154,141
	$3,198,902	$3,235,190
Commitments and contingencies (Notes 1, 4, 5, 7, and 8)

Equity:
Taubman Centers, Inc. Shareowners’ Equity:
Series B Non-Participating Convertible Preferred Stock, $0.001 par and liquidation value, 40,000,000 shares authorized, 26,419,235 and 26,429,235 shares issued and outstanding at March 31, 2009 and December 31, 2008	$26	$26
Series G Cumulative Redeemable Preferred Stock, 4,000,000 shares authorized, no par, $100 million liquidation preference, 4,000,000 shares issued and outstanding at March 31, 2009 and December 31, 2008

Series H Cumulative Redeemable Preferred Stock, 3,480,000 shares authorized, no par, $87 million liquidation preference, 3,480,000 shares issued and outstanding at March 31, 2009 and December 31, 2008
Common Stock, $0.01 par value, 250,000,000 shares authorized, 53,120,036 and 53,018,987 shares issued and outstanding at March 31, 2009 and December 31, 2008	531	530
Additional paid-in capital	557,338	556,145
Accumulated other comprehensive income (loss)	(29,673)	(29,778)
Dividends in excess of net income (Note 1)	(736,715)	(726,097)
	$(208,493)	$(199,174)

Noncontrolling interests (Note 1)	$(68,284)	$(61,034)
	$(276,777)	$(260,208)
	$2,922,125	$2,974,982

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except share data)

	Three Months Ended March 31
	2009	2008
Revenues:
Minimum rents	$87,436	$86,570
Percentage rents	2,160	2,575
Expense recoveries	56,758	57,464
Management, leasing, and development services	3,556	3,694
Other	7,780	7,114
	$157,690	$157,417
Expenses:
Maintenance, taxes, and utilities	$44,541	$43,540
Other operating	14,965	18,301
Restructuring charge (Note 1)	2,461
Management, leasing, and development services	1,906	2,257
General and administrative	6,888	8,333
Interest expense (Note 4)	36,233	36,982
Depreciation and amortization	36,293	35,335
	$143,287	$144,748
Gains on land sales and other nonoperating income	$235	$1,803

Income before income tax expense and equity in income of Unconsolidated Joint Ventures	$14,638	$14,472
Income tax expense (Note 2)	(270)	(190)
Equity in income of Unconsolidated Joint Ventures (Note 3)	10,158	9,234
Net income	$24,526	$23,516
Net income attributable to noncontrolling interests (Note 1)	(8,894)	(14,949)
Net income attributable to Taubman Centers, Inc.	$15,632	$8,567
Distributions to participating securities of TRG (Note 7)	(475)	(362)
Series G and H preferred stock dividends	(3,658)	(3,658)
Net income attributable to Taubman Centers, Inc. common shareowners	$11,499	$4,547

Basic and diluted earnings per common share (Note 9)	$0.22	$0.09

Cash dividends declared per common share	$0.415	$0.415

Weighted average number of common shares outstanding – basic	53,066,910	52,675,207

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(in thousands, except share data)
Taubman Centers, Inc. Shareowners’ Equity

					Accumulated		Total
					Other	Dividends in	TCO
Preferred Stock		Common Stock		Paid-In	Comprehensive	Excess of	Shareowners'	Noncontrolling	Total
Shares	Amount	Shares	Amount	Capital	Income (Loss)	Net Income	Equity	Interests	Equity

Balance, January 1, 2008	34,004,235	$27	52,624,013	$526	$543,333	$(8,639)	$(551,089)	$(15,842)	$2,379	$(13,463)

Share-based compensation under employee and director benefit plans (Note 7)			184,280	2	3,455			3,457		3,457
Purchase of additional interest in subsidiary									(475)	(475)
Dividend equivalents (Note 7)							(152)	(152)		(152)
Dividends and distributions							(25,863)	(25,863)	(67,117)	(92,980)

Net income							8,567	8,567	14,949	23,516
Other comprehensive income (Note 5):
Unrealized gain (loss) on interest rate instruments and other						(11,482)		(11,482)	22	(11,460)
Reclassification adjustment for amounts recognized in net income						315		315		315
Total comprehensive income (loss)								$(2,600)	$14,971	$12,371
Balance, March 31, 2008	34,004,235	$27	52,808,293	$528	$546,788	$(19,806)	$(568,537)	$(41,000)	$(50,242)	$(91,242)

Balance, January 1, 2009	33,909,235	$26	53,018,987	$530	$556,145	$(29,778)	$(726,097)	$(199,174)	$(61,034)	$(260,208)
Issuance of stock pursuant to Continuing Offer (Notes 6, 7, and 8)	(10,000)		24,759		4			4	(4)
Share-based compensation under employee and director benefit plans (Note 7)			76,290	1	1,189			1,190		1,190
Dividend equivalents (Note 7)							(69)	(69)		(69)
Dividends and distributions							(26,181)	(26,181)	(16,568)	(42,749)

Net income							15,632	15,632	8,894	24,526
Other comprehensive income (Note 5):
Unrealized gain (loss) on interest rate instruments and other						(107)		(107)	323	216
Reclassification adjustment for amounts recognized in net income						212		212	105	317
Total comprehensive income								$15,737	$9,322	$25,059
Balance, March 31, 2009	33,899,235	$26	53,120,036	$531	$557,338	$(29,673)	$(736,715)	$(208,493)	$(68,284)	$(276,777)

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Three Months Ended March 31
	2009	2008
Cash Flows From Operating Activities:
Net income	$24,526	$23,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,293	35,335
Provision for bad debts	1,654	1,541
Gains on sales of land		(1,240)
Other	2,537	1,680
Increase (decrease) in cash attributable to changes in assets and liabilities:
Receivables, deferred charges, and other assets	867	3,515
Accounts payable and other liabilities	(20,782)	(31,168)
Net Cash Provided By Operating Activities	$45,095	$33,179

Cash Flows From Investing Activities:
Additions to properties	$(13,681)	$(34,708)
Acquisition of marketable equity securities and other assets		(561)
Funding of The Mall at Studio City escrow		(54,334)
Proceeds from sales of land		4,322
Contributions to Unconsolidated Joint Ventures	(1,230)	(2,415)
Distributions from Unconsolidated Joint Ventures in excess of income	2,118	4,417
Other	773
Net Cash Used In Investing Activities	$(12,020)	$(83,279)

Cash Flows From Financing Activities:
Debt proceeds	$16,405	$331,387
Debt payments	(3,407)	(191,228)
Debt issuance costs		(3,386)
Issuance of common stock and/or partnership units in connection with incentive plans	(1,204)	610
Distributions to noncontrolling interests in TRG (Note 1)	(16,568)	(67,117)
Distributions to participating securities of TRG	(475)	(362)
Cash dividends to preferred shareowners	(3,658)	(3,658)
Cash dividends to common shareowners	(44,047)	(21,839)
Other	(516)	(705)
Net Cash Provided By (Used In) Financing Activities	$(53,470)	$43,702

Net Decrease In Cash and Cash Equivalents	$(20,395)	$(6,398)

Cash and Cash Equivalents at Beginning of Period	62,126	47,166

Cash and Cash Equivalents at End of Period	$41,731	$40,768

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Interim Financial Statements

General

Taubman Centers, Inc. (the Company or TCO) is a Michigan corporation that operates as a self-administered and self-managed real estate investment trust (REIT). The Taubman Realty Group Limited Partnership (Operating Partnership or TRG) is a majority-owned partnership subsidiary of TCO that owns direct or indirect interests in all of the company’s real estate properties. In this report, the term “Company" refers to TCO, the Operating Partnership, and/or the Operating Partnership's subsidiaries as the context may require. The Company engages in the ownership, management, leasing, acquisition, disposition, development, and expansion of regional and super-regional retail shopping centers and interests therein. The Company’s owned portfolio as of March 31, 2009 included 23 urban and suburban shopping centers in ten states.

Taubman Properties Asia LLC and its subsidiaries (Taubman Asia), which is the platform for the Company’s expansion into the Asia-Pacific region, is headquartered in Hong Kong.

The unaudited interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. The results of interim periods are not necessarily indicative of the results for a full year.

Dollar amounts presented in tables within the notes to the financial statements are stated in thousands, except share data or as otherwise noted. Certain reclassifications have been made to 2008 amounts to conform to current year classifications.

Consolidation

The consolidated financial statements of the Company include all accounts of the Company, the Operating Partnership, and its consolidated subsidiaries, including The Taubman Company LLC (the Manager) and Taubman Asia. In September 2008, the Company acquired the interests of the owner of The Mall at Partridge Creek (Partridge Creek). Prior to the acquisition, the Company consolidated the accounts of the owner of Partridge Creek, which qualified as a variable interest entity under Financial Accounting Standards Board (FASB) Interpretation No. 46 “Consolidation of Variable Interest Entities” (FIN 46R) for which the Operating Partnership was considered to be the primary beneficiary. All intercompany transactions have been eliminated.

Investments in entities not controlled but over which the Company may exercise significant influence (Unconsolidated Joint Ventures or UJVs) are accounted for under the equity method. The Company has evaluated its investments in the Unconsolidated Joint Ventures and has concluded that the ventures are not variable interest entities as defined in FIN 46R. Accordingly, the Company accounts for its interests in these ventures under the guidance in Statement of Position 78-9 "Accounting for Investments in Real Estate Ventures" (SOP 78-9), as amended by FASB Staff Position 78-9-1, and Emerging Issues Task Force Issue No. 04-5 "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" (EITF 04-5). The Company’s partners or other owners in these Unconsolidated Joint Ventures have substantive participating rights, as contemplated by paragraphs 16 through 18 of EITF 04-5, including approval rights over annual operating budgets, capital spending, financing, admission of new partners/members, or sale of the properties and the Company has concluded that the equity method of accounting is appropriate for these interests. Specifically, the Company’s 79% investment in Westfarms is through a general partnership in which the other general partners have approval rights over annual operating budgets, capital spending, refinancing, or sale of the property.

Ownership

In addition to the Company’s common stock, there are three classes of preferred stock (Series B, G, and H) outstanding as of March 31, 2009. Dividends on the 8% Series G and 7.625% Series H Preferred Stock are cumulative and are paid on the last day of each calendar quarter. The Company owns corresponding Series G and Series H Preferred Equity interests in the Operating Partnership that entitle the Company to income and distributions (in the form of guaranteed payments) in amounts equal to the dividends payable on the Company’s Series G and Series H Preferred Stock.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The Operating Partnership

At March 31, 2009, the Operating Partnership’s equity included three classes of preferred equity (Series F, G, and H) and the net equity of the partnership unitholders. Net income and distributions of the Operating Partnership are allocable first to the preferred equity interests, and the remaining amounts to the general and limited partners in the Operating Partnership in accordance with their percentage ownership. The Series G and Series H Preferred Equity are owned by the Company and are eliminated in consolidation. The Series F Preferred Equity is owned by an institutional investor and accounted for as a noncontrolling interest of the Company.

The Company's ownership in the Operating Partnership at March 31, 2009 consisted of a 67% managing general partnership interest, as well as the Series G and H Preferred Equity interests. The Company's average ownership percentage in the Operating Partnership for the three months ended March 31, 2009 and 2008 was 67% and 66%, respectively. At March 31, 2009, the Operating Partnership had 79,557,721 units of partnership interest outstanding, of which the Company owned 53,120,036 units.

Noncontrolling Interests

Background

On January 1, 2009, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 160 "Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin (ARB) No. 51.” This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (previously referred to as a minority interest) in a subsidiary. SFAS No. 160 generally requires noncontrolling interests to be treated as a separate component of equity (not as a liability or other item outside of permanent equity) and consolidated net income and comprehensive income to include the noncontrolling interest’s share. The calculation of earnings per share continues to be based on income amounts attributable to the parent. SFAS No. 160 also establishes a single method of accounting for transactions that change a parent's ownership interest in a subsidiary by requiring that all such transactions be accounted for as equity transactions if the parent retains its controlling financial interest in the subsidiary. The Statement also amends certain of ARB 51's consolidation procedures for consistency with the requirements of SFAS No. 141 (Revised) "Business Combinations" and eliminates the requirement to apply purchase accounting to a parent’s acquisition of noncontrolling ownership interests in a subsidiary.

Presentation

As of March 31, 2009 and December 31, 2008, noncontrolling interests in the Company are comprised of the ownership interests of (1) noncontrolling interests in the Operating Partnership and (2) the noncontrolling interests in joint ventures controlled by the Company through ownership or contractual arrangements. Upon adoption of SFAS No. 160, balances attributable to these noncontrolling interests, including amounts previously included in Deferred Charges and Other Assets, were reclassified to become a separate component of equity as of all dates presented with the exception of the noncontrolling interest in Taubman Asia, which is carried at zero (see Taubman Asia below). Also, consolidated net income and comprehensive income were reclassified to include the amounts attributable to the noncontrolling interests. These noncontrolling interests reported in equity are not subject to any mandatory redemption requirements or other redemption features outside of the Company's control that would result in presentation outside of permanent equity pursuant to Topic No. D-98 "Classification and Measurement of Redeemable Securities" and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Measurement

Prior to adoption of SFAS No. 160, the net equity of the Operating Partnership noncontrolling unitholders was less than zero. The net equity balances of the noncontrolling partners in certain of the consolidated joint ventures were also less than zero. Therefore, under previous accounting standards for noncontrolling interests, the interests of the noncontrolling unitholders of the Operating Partnership and outside partners with net equity balances in the consolidated joint ventures of less than zero were recognized as zero balances within the Company’s Consolidated Balance Sheet. As a result of the need to present these noncontrolling interests as zero balances, it was previously required that income be allocated to these interests equal, at a minimum, to their share of distributions. The net equity balances of the Operating Partnership and certain of the consolidated joint ventures were less than zero because of accumulated operating distributions in excess of net income and not as a result of operating losses. Operating distributions to partners are usually greater than net income because net income includes non-cash charges for depreciation and amortization.

Upon adoption of SFAS No. 160, the interests of the noncontrolling unitholders of the Operating Partnership and the outside partners with net equity balances in the consolidated joint ventures of less than zero generally no longer need to be carried at zero balances in the Company’s balance sheet and this previous income allocation methodology described above is generally no longer applicable. However, as the new measurement provisions of SFAS No. 160 are applicable beginning with the January 1, 2009 adoption date, the interests of these noncontrolling interests for prior periods have not been remeasured.

The net equity balance of the noncontrolling interests as of March 31, 2009 and March 31, 2008 includes the following:

	2009	2008
Noncontrolling interests:
Noncontrolling interests in consolidated joint ventures	$(89,727)	$(90,251)
Noncontrolling interests in TRG (Note 7)	(7,774)
Preferred equity of TRG	29,217	29,217
	$(68,284)	$(61,034)

Income attributable to the noncontrolling interests for the three months ended March 31, 2009 and March 31, 2008 includes the following:

	2009	2008
Net income attributable to noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	$(1,693)	$(1,176)
Distributions in excess of noncontrolling share of income of consolidated joint ventures		(2,137)
TRG Series F preferred distributions	(615)	(615)
Noncontrolling share of income of TRG (Note 7)	(6,586)	(5,916)
Distributions in excess of noncontrolling share of income of TRG		(5,105)
	$(8,894)	$(14,949)

Pro forma results

Net income attributable to Taubman Centers, Inc. common shareowners for the period ended March 31, 2009 would have been $4.5 million or $0.08 per common share if accounted for under the previous method of accounting for noncontrolling interests.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Taubman Asia

In January 2008, the Company's president of Taubman Asia (the Asia President) obtained an ownership interest in Taubman Asia, a consolidated subsidiary. The Asia President is entitled to 10% of Taubman Asia's dividends, with 85% of his dividends being withheld as contributions to capital. These withholdings will continue until he contributes and maintains his capital consistent with a 10% ownership interest, including all capital funded by the Operating Partnership for Taubman Asia's operating and investment activities prior and subsequent to the Asia President obtaining his ownership interest. The Asia President's ownership interest will be reduced to 5% upon his cumulatively receiving a specified amount in dividends. The Operating Partnership will have a preferred investment in Taubman Asia to the extent the Asia President has not yet contributed capital commensurate with his ownership interest. This preferred investment will accrue an annual preferential return equal to the Operating Partnership's average borrowing rate (with the preferred investment and accrued return together being referred to herein as the preferred interest). Taubman Asia has the ability to call at any time the Asia President's ownership at fair value, less the amount required to return the Operating Partnership's preferred interest. The Asia President similarly has the ability to put his ownership interest to Taubman Asia at 85% (increasing to 100% in 2013) of fair value, less the amount required to return the Operating Partnership's preferred interest. In the event of a liquidation of Taubman Asia, the Operating Partnership's preferred interest would be returned in advance of any other ownership interest or income. The Asia President's interest in Taubman Asia is accounted for as a noncontrolling interest, redeemable at the option of the holder, in the Company's financial statements, currently at a zero balance.

Finite Life Entities

SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. At March 31, 2009, the Company held controlling interests in consolidated entities with specified termination dates in 2081 and 2083. The noncontrolling owners’ interests in these entities are to be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entity. The estimated fair value of these noncontrolling interests was approximately $107.7 million at March 31, 2009, compared to a book value of $(95.7) million, which is classified in Noncontrolling Interests in Consolidated Joint Ventures in the Company’s Consolidated Balance Sheet.

Restructuring

In 2009, in response to the decreased level of active projects due to the downturn in the economy, the Company reduced its workforce by about 40 positions, primarily in areas that directly or indirectly affect its development initiatives in the U.S. and Asia. A restructuring charge of $2.5 million was recorded in the first quarter of 2009, which primarily represents the cost of terminations of personnel. Approximately $0.6 million of the restructuring costs was accrued as of March 31, 2009.

Note 2 – Income Taxes

The Company is subject to corporate level federal, state, and foreign income taxes in its taxable REIT subsidiaries and state income taxes in certain partnership subsidiaries, which are provided for in the Company’s financial statements. The Company's deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. The Company’s temporary differences primarily relate to deferred compensation and depreciation. As of March 31, 2009, the Company had a net federal, state, and foreign deferred tax asset of $3.0 million, after a valuation allowance of $7.3 million. As of December 31, 2008, the net federal, state, and foreign deferred tax asset was $2.9 million, after a valuation allowance of $6.9 million.

Additional information regarding the Company’s current and deferred tax provision is provided below:

	Three Months Ended March 31,
	2009	2008
Federal and state expense – current	$318	$200
Federal and state expense (benefit) – deferred	(48)	(10)
	$270	$190

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company had no unrecognized tax benefits as defined by FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” as of March 31, 2009. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of March 31, 2009. The Company has no interest or penalties relating to income taxes recognized in the Consolidated Statement of Operations for the three months ended March 31, 2009 or in the balance sheet as of March 31, 2009. As of March 31, 2009, returns for the calendar years 2005 through 2008 remain subject to examination by U.S. and various state and foreign tax jurisdictions.

Note 3 – Investments in Unconsolidated Joint Ventures

General Information

The Company owns beneficial interests in joint ventures that own shopping centers. The Operating Partnership is the direct or indirect managing general partner or managing member of these Unconsolidated Joint Ventures, except for the ventures that own Arizona Mills, The Mall at Millenia, and Waterside Shops (Waterside).

Shopping Center	Ownership as of March 31, 2009 and December 31, 2008
Arizona Mills	50%
Fair Oaks	50
The Mall at Millenia	50
Stamford Town Center	50
Sunvalley	50
Waterside Shops	25
Westfarms	79

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	March 31 2009	December 31 2008
Assets:
Properties	$1,087,872	$1,087,341
Accumulated depreciation and amortization	(373,266)	(366,168)
	$714,606	$721,173
Cash and cash equivalents	17,884	28,946
Accounts and notes receivable, less allowance for doubtful accounts of $1,675 and $1,419 in 2009 and 2008	22,775	26,603
Deferred charges and other assets	19,835	20,098
	$775,100	$796,820

Liabilities and accumulated deficiency in assets:
Notes payable	$1,101,046	$1,103,903
Accounts payable and other liabilities	45,989	61,570
TRG's accumulated deficiency in assets	(202,417)	(201,466)
Unconsolidated Joint Venture Partners' accumulated deficiency in assets	(169,518)	(167,187)
	$775,100	$796,820

TRG's accumulated deficiency in assets (above)	$(202,417)	$(201,466)
Contribution payable		(1,005)
TRG basis adjustments, including elimination of intercompany profit	71,225	71,623
TCO's additional basis	66,153	66,640
Net Investment in Unconsolidated Joint Ventures	$(65,039)	$(64,208)
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures	154,091	154,141
Investment in Unconsolidated Joint Ventures	$89,052	$89,933

	Three Months Ended March 31
	2009	2008
Revenues	$66,090	$64,074
Maintenance, taxes, utilities, and other operating expenses	$23,005	$22,660
Interest expense	15,948	15,872
Depreciation and amortization	9,203	9,317
Total operating costs	$48,156	$47,849
Nonoperating income	54	319
Net income	$17,988	$16,544

Net income attributable to TRG	$10,260	$9,258
Realized intercompany profit, net of depreciation on TRG's basis adjustments	385	463
Depreciation of TCO's additional basis	(487)	(487)
Equity in income of Unconsolidated Joint Ventures	$10,158	$9,234

Beneficial interest in Unconsolidated Joint Ventures' operations:
Revenues less maintenance, taxes, utilities, and other operating expenses	$23,948	$23,114
Interest expense	(8,284)	(8,262)
Depreciation and amortization	(5,506)	(5,618)
Equity in income of Unconsolidated Joint Ventures	$10,158	$9,234

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 4 – Beneficial Interest in Debt and Interest Expense

The Operating Partnership's beneficial interest in the debt, capital lease obligations, capitalized interest, and interest expense of its consolidated subsidiaries and its Unconsolidated Joint Ventures is summarized in the following table. The Operating Partnership's beneficial interest in the consolidated subsidiaries excludes debt and interest related to the noncontrolling interests in Cherry Creek Shopping Center (50%), International Plaza (49.9%), The Pier Shops (22.5%), The Mall at Wellington Green (10%), and MacArthur Center (5%)

At 100%		At Beneficial Interest
Consolidated Subsidiaries	Unconsolidated Joint Ventures	Consolidated Subsidiaries	Unconsolidated Joint Ventures

Debt as of:
March 31, 2009	$2,809,631	$1,101,046	$2,450,460	$564,735
December 31, 2008	2,796,821	1,103,903	2,437,590	566,437

Capital lease obligations as of:
March 31, 2009	$1,958	$127	$1,953	$63
December 31, 2008	2,474	167	2,467	84

Capitalized interest:
Three months ended March 31, 2009	$305	$23	$295	$11
Three months ended March 31, 2008	2,424	12	2,391	9

Interest expense:
Three months ended March 31, 2009	$36,233	$15,948	$31,360	$8,284
Three months ended March 31, 2008	36,982	15,872	32,154	8,262

Debt Covenants and Guarantees

Certain loan agreements contain various restrictive covenants, including a minimum net worth requirement, a maximum payout ratio on distributions, a minimum debt yield ratio, a maximum leverage ratio, minimum interest coverage ratios, and a minimum fixed charges coverage ratio, the latter being the most restrictive. The Operating Partnership is in compliance with all of its covenants as of March 31, 2009. The maximum payout ratio on distributions covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain the Company's tax status, pay preferred distributions, and for distributions related to the sale of certain assets.

Payments of principal and interest on the loans in the following table are guaranteed by the Operating Partnership as of March 31, 2009.

Center	Loan Balance as of 3/31/09	TRG's Beneficial Interest in Loan Balance as of 3/31/09	Amount of Loan Balance Guaranteed by TRG as of 3/31/09	% of Loan Balance Guaranteed by TRG	% of Interest Guaranteed by TRG
	(in millions of dollars)
Dolphin Mall	139.0	139.0	139.0	100%	100%
Fairlane Town Center	80.0	80.0	80.0	100%	100%
Twelve Oaks Mall	15.0	15.0	15.0	100%	100%

The Operating Partnership has also guaranteed certain obligations of Partridge Creek, which is encumbered by a $73.3 million recourse construction loan.

The Company is required to escrow cash balances for specific uses stipulated by certain of its lenders. As of March 31, 2009 and December 31, 2008, the Company’s cash balances restricted for these uses were $3.0 million and $2.9 million, respectively. Such amounts are included within Cash and Cash Equivalents in the Company’s Consolidated Balance Sheet.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 5 – Derivative and Hedging Activities

Risk Management Objective and Strategies for Using Derivatives

The Company uses derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. Interest rate swaps and interest rate caps are entered into to manage interest rate risk inherent in the Company’s variable rate borrowings and refinancings. The Company may also enter into forward starting swaps or treasury lock agreements to set the effective interest rate on a planned fixed-rate financing. The Company’s interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up front premium. In a forward starting swap or treasury lock agreement that the Company cash settles in anticipation of a fixed rate financing or refinancing, the Company will receive or pay an amount equal to the present value of future cash flow payments based on the difference between the contract rate and market rate on the settlement date.

The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedging instruments under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.”

As of March 31, 2009, the Company has exposure to three outstanding derivatives. Two of the derivatives are receive-variable/pay-fixed interest rate swaps held by 50% owned Unconsolidated Joint Ventures that have a total notional balance of $280 million. The third derivative is a receive-variable/pay-fixed interest rate swap held by a 50.1% owned consolidated joint venture with a total notional balance of $325 million. All three of the swaps have been designated and are expected to be effective as cash flow hedges of the interest payments on the associated debt.

Cash Flow Hedges of Interest Rate Risk

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the unrealized gain or loss on the derivative is reported as a component of Other Comprehensive Income (OCI). The ineffective portion of the change in fair value is recognized directly in earnings. Net realized gains or losses resulting from derivatives that were settled in conjunction with planned fixed-rate financings or refinancings continue to be included in Accumulated Other Comprehensive Income (loss) (AOCI) during the term of the hedged debt transaction.

Amounts reported in AOCI related to currently outstanding derivatives are recognized as a reduction to income as interest payments are made on the Company’s variable-rate debt. Realized gains or losses on settled derivative instruments included in AOCI are recognized as an adjustment to income over the term of the hedged debt transaction.

The Company expects that approximately $14.2 million of the AOCI of Taubman Centers, Inc. and the noncontrolling interests will be reclassified from AOCI and recognized as a reduction of income in the following 12 months.

As of March 31, 2009 the Company had $4.8 million of net realized losses included in AOCI resulting from discontinued cash flow hedges related to settled derivative instruments that are being recognized as a reduction of income over the term of the hedged debt.

The table below presents the effect of derivative instruments on the Company’s Consolidated Statement of Operations for the three months ended March 31, 2009 and March 31, 2008. The table includes the location and amount of unrealized gains and losses on outstanding derivative instruments in cash flow hedging relationships and the location and amount of realized losses reclassified from AOCI into income resulting from settled derivative instruments associated with hedged debt.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During the three months ended March 31, 2009 and March 31, 2008, the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
	Three Months Ended March 31			Three Months Ended March 31
	2009	2008		2009	2008
Derivatives in SFAS No. 133 cash flow hedging relationships:

Interest rate contract – consolidated subsidiaries	$754	$(10,310)	Interest Expense	$(2,671)	$(161)

Interest rate contracts – UJVs	(37)	(1,274)	Equity in Income of UJVs	(869)	(12)

Total derivatives in SFAS No. 133 cash flow hedging relationships	$717	$(11,584)		$(3,540)	$(173)

Realized losses on settled cash flow hedges:

Interest rate contracts – consolidated subsidiaries			Interest Expense	$(221)	$(221)

Interest rate contract – UJVs			Equity in Income of UJVs	(94)	(94)

Total realized losses on settled cash flow hedges				$(315)	$(315)

The Company records all derivative instruments at fair value in the Consolidated Balance Sheet. The following table presents the location and fair value of the Company’s derivative financial instruments as reported in the Consolidated Balance Sheet as of March 31, 2009 and December 31, 2008. As of March 31, 2009 and December 31, 2008 the Company does not have any derivatives in an asset position.

		Liability Derivatives
	Consolidated Balance Sheet Location	March 31 2009	December 31 2008
Derivatives designated as hedging instruments under SFAS No. 133:

Interest Rate Contract – consolidated subsidiaries	Accounts Payable and Accrued Liabilities	$16,434	$17,188

Interest Rate Contracts – UJVs	Investment in UJVs	6,011	5,974

Total designated as hedging instruments under SFAS No. 133		$22,445	$23,162

Total Derivatives		$22,445	$23,162

Contingent Features

As of March 31, 2009 and December 31, 2008, all three of the Company's outstanding derivatives contain provisions that state if the hedged entity defaults on any of its indebtedness in excess of $1 million, then the derivative obligation could also be declared in default. In addition, one of the three outstanding derivatives contains a provision that if the Operating Partnership defaults on any of its indebtedness in excess of $1 million, then the derivative obligation could also be declared in default.

As of March 31, 2009 and December 31, 2008 the fair value of derivative instruments with credit-risk-related contingent features that are in a liability position was $22,445 and $23,162. As of March 31, 2009 and December 31, 2008, the Company was not required to post any collateral related to these agreements. If the Company breached any of these provisions it would be required to settle its obligations under the agreements at their fair value.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 6 – Equity Transactions

The following schedule presents the effects of changes in Taubman Centers, Inc.’s ownership interest in consolidated subsidiaries on Taubman Centers, Inc.’s equity:

	Three Months Ended March 31,
	2009	2008
Net income attributable to Taubman Centers, Inc. common shareowners	$11,499	$4,457
Transfers (to) from the noncontrolling interest –
Increase in Taubman Centers, Inc.’s paid-in capital for the acquisition of additional units of TRG under the Continuing Offer	(4)
Net transfers (to) from noncontrolling interests	(4)
Change from net income attributable to Taubman Centers, Inc.
and transfers (to) from noncontrolling interests	$11,495	$4,457

In 2008, prior to the adoption of SFAS 160, there was no impact to the equity of Taubman Centers, Inc. common shareowners resulting from the acquisition of additional units under the Continuing Offer because the equity balance of the noncontrolling partners was maintained at zero under the accounting prior to SFAS 160.

Note 7 – Share-Based Compensation

In May 2008, the Company’s shareowners approved The Taubman Company 2008 Omnibus Long-Term Incentive Plan (2008 Omnibus Plan). The 2008 Omnibus Plan provides for the award to directors, officers, employees, and other service providers of the Company of restricted shares, restricted units of limited partnership in the Operating Partnership, options to purchase shares or Operating Partnership units, unrestricted Shares or Operating Partnership units, and other awards to acquire up to an aggregate of 6,100,000 Company common shares or Operating Partnership units. In 2009, all grants made were under the 2008 Omnibus Plan. In addition, non-employee directors have the option to defer their compensation, other than their meeting fees, under a deferred compensation plan.

The aggregate number of shares or operating partnership units available for grant under the 2008 Omnibus Plan as of March 31, 2009 was 1,979,192. Under the 2008 Omnibus Plan, in arriving at the amount available for future grants, the actual number of restricted stock units, performance share units and unrestricted shares granted are deducted, to the maximum amount contingently issuable, at a ratio of 2.85. Options are deducted on a one-for-one basis. The amount available for future grants is adjusted when the number of contingently issuable shares or units are settled, for grants that are forfeited, and for options that expire without being exercised.

The Company estimated the values of options, performance share units, and restricted share units granted in 2009 under the 2008 Omnibus Plan using the methods discussed in the separate sections below for each type of grant. Expected volatility and dividend yields are based on historical volatility and yields of the Company’s common stock, respectively, as well as other factors. The risk-free interest rates used are based on the U.S. Treasury yield curves in effect at the times of grants. The Company assumes no forfeitures of options or performance share units due to the small number of participants and low turnover rate.

Prior to the adoption of the 2008 Omnibus Plan, the Company provided share-based compensation through an incentive option plan, a long-term incentive plan, and non-employee directors' stock grant and deferred compensation plans.

The compensation cost charged to income for the Company’s share-based compensation plans was $1.7 million and $2.1 million for the three months ended March 31, 2009 and 2008, respectively. Compensation cost capitalized as part of properties and deferred leasing costs was $0.1 million and $0.3 million for the three months ended March 31, 2009 and 2008, respectively.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Options

In 2009, options were granted pursuant to the 2008 Omnibus Plan to purchase units of limited partnership interests in TRG, which are exchangeable for new shares of the Company’s stock under the Continuing Offer (Note 8). These options vest at any such time that the closing price of the Company’s common stock, as quoted on the New York Stock Exchange, is $30 or greater for ten consecutive trading days. The options have ten-year contractual terms. Due to the lack of an explicit service requirement for vesting, a “derived service period” of 4 years was determined to establish the period over which the value of the options would be recognized on a straight-line basis. If the vesting condition is ultimately satisfied at an earlier date than initially anticipated, any unrecognized compensation cost will be recognized immediately on the date of satisfaction of the vesting condition.

The Company estimated the value of the options granted during the three months ended March 31, 2009 using a Monte Carlo simulation based on the following assumptions and resulting in the grant date fair value shown below:

2009
Expected volatility	29.61%
Expected dividend yield	8.00%
Risk-free interest rate	2.83%
Weighted average grant-date fair value	$1.35

A summary of option activity for the three months ended March 31, 2009 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Range of Exercise Prices
Outstanding at January 1, 2009	1,350,477	$39.73	7.2	$29.38 - $55.90
Granted	1,399,135	13.83
Outstanding at March 31, 2009	2,749,612	26.55	8.5	$13.83 - $55.90

Fully vested options at March 31, 2009	721,148	$40.62	7.0

Under both the prior option plan and the 2008 Omnibus Plan, vested unit options can be exercised by tendering mature units with a market value equal to the exercise price of the unit options. In 2002, Robert S. Taubman, the Company’s chief executive officer, exercised options for 3.0 million units by tendering 2.1 million mature units and deferring receipt of 0.9 million units under the unit option deferral election. As the Operating Partnership pays distributions, the deferred option units receive their proportionate share of the distributions in the form of cash payments. Beginning with the ten year anniversary of the date of exercise (unless Mr. Taubman retires earlier), the deferred partnership units will be issued in ten annual installments. The deferred units are accounted for as participating securities of the Operating Partnership.

Performance Share Units

In 2009, the Company granted Performance Share Units (PSU) under the 2008 Omnibus Plan. Each PSU represents the right to receive, upon vesting, one share of the Company’s common stock, subject to adjustments. The vesting date is three years from the grant date if continuous service has been provided or upon retirement or certain other events if earlier. The actual number of PSU that may ultimately vest will range from 0 – 300% based on the Company’s market performance relative to that of a peer group. No dividends accumulate during the vesting period.

The Company estimated the value of the PSU granted during the three months ended March 31, 2009 using a Monte Carlo simulation based on the following assumptions and resulting in the grant date fair value shown below. When used in the simulation, the value of the Company’s stock at the grant date was reduced by the discounted present value of expected dividends during the vesting period.

2009
Expected volatility	42.53%
Risk-free interest rate	1.30%
Weighted average grant-date fair value	$15.49

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of PSU activity for the three months ended March 31, 2009 is presented below:

Outstanding at January 1, 2009	-
Granted	195,583
Outstanding at March 31, 2009	195,583

None of the PSU outstanding at March 31, 2009 were vested.

Restricted Share Units

In March 2009, restricted share units (RSU) were issued under the 2008 Omnibus Plan and represent the right to receive upon vesting one share of the Company’s common stock. The 2009 RSU vest three years from the grant date if continuous service has been provided for that period, or upon retirement or certain other events if earlier. No dividends accumulate during the vesting period.

The Company estimated the value of the RSU granted during the three months ended March 31, 2009 using the Company’s common stock price at the grant date deducting the present value of expected dividends during the vesting period using a risk-free rate of 1.30%. The result of the Company’s valuation was a weighted average grant-date fair value of $8.95.

Prior to 2009, RSU were issued under the Taubman Company 2005 Long-Term Incentive Plan (LTIP), which was shareowner approved. Each of these RSU represents the right to receive upon vesting one share of the Company’s common stock plus a cash payment equal to the aggregate cash dividends that would have been paid on such share of common stock from the date of grant of the award to the vesting date. These RSU vest three years from the grant date if continuous service has been provided for that period, or upon retirement or certain other events if earlier.  Each of these RSU were valued at the closing price of the Company’s common stock on the grant date.

A summary of RSU activity for the three months ended March 31, 2009 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2009	334,878	$48.57
Granted	367,228	8.95
Redeemed	(118,824)	40.38
Forfeited	(9,148)	48.91
Outstanding at March 31, 2009	574,134	24.92

Based on an analysis of historical employee turnover, the Company has made an annual forfeiture assumption of 2.4% of grants when recognizing compensation costs relating to the RSU. None of the RSU outstanding at March 31, 2009 were vested.

Note 8 – Commitments and Contingencies

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Based on a market value at March 31, 2009 of $17.04 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $433 million. The purchase of these interests at March 31, 2009 would have resulted in the Company owning an additional 32% interest in the Operating Partnership.

The Company has made a continuing, irrevocable offer to all present holders (other than certain excluded holders, including A. Alfred Taubman), assignees of all present holders, those future holders of partnership interests in the Operating Partnership as the Company may, in its sole discretion, agree to include in the continuing offer, and all existing optionees under the Option Plan and all existing and future optionees under the 2008 Omnibus Plan to exchange shares of common stock for partnership interests in the Operating Partnership (the Continuing Offer). Under the Continuing Offer agreement, one unit of the Operating Partnership interest is exchangeable for one share of the Company's common stock. Units of partnership interest are not redeemable for cash or any other asset under the Continuing Offer. The Company must generally use its “best efforts” to maintain an effective registration statement for common shares issuable under the Continuing Offer. Upon a tender of Operating Partnership units, the corresponding shares of Series B Preferred Stock, if any, will automatically be converted into the Company’s common stock at a rate of 14,000 shares of Series B Preferred Stock for one common share.

In April 2009, a restaurant owner and two of its restaurants filed a lawsuit in United States District Court for the Eastern District of Pennsylvania (Case No. CV01619) against Atlantic Pier Associates LLC ("APA", the owner of The Pier Shops at Caesars), TRG, Taubman Centers, Inc., the owners of APA and certain affiliates of such owners, and a former employee of one of such affiliates. The plaintiffs are alleging the defendants misrepresented and concealed the status of certain tenant leases at The Pier Shops and that such status was relied upon by the plaintiffs in making decisions about their own leases. The plaintiffs are seeking damages exceeding $20 million, rescission of their leases, exemplary or punitive damages, costs and expenses, attorney’s fees, return of certain rent, and other relief as the court may determine. The lawsuit is in its early legal stages and the Company is vigorously defending it. The outcome of this lawsuit cannot be predicted with any certainty and management is currently unable to estimate an amount or range of potential loss that could result if an unfavorable outcome occurs. While management does not believe that an adverse outcome in the lawsuit would have a material adverse effect on the Company's financial condition, there can be no assurance that an adverse outcome would not have a material effect on the Company's results of operations for any particular period.

On January 27, 2009, the Appellate Division of the Supreme Court of the State of New York, Second Department, reversed the order in favor of the Company dated June 9, 2008, compelling the Town Board of the Town of Oyster Bay to issue a special use permit for the construction of The Mall at Oyster Bay. The court also held that the Town Board's request for a supplemental environmental impact statement was proper. The Company subsequently moved in the Appellate Division for leave to reargue the appeal or, in the alternative, for leave to appeal to the Court of Appeals of the State of New York, which was denied. The Company plans to move in the Court of Appeals for leave to appeal to that Court. The Company is expensing costs relating to Oyster Bay until it is probable that the Company will be able to successfully move forward with a project. The Company began expensing carrying costs as incurred beginning in the fourth quarter of 2008. The Company’s capitalized investment in the project as of March 31, 2009 is $39.8 million, consisting of land and site improvements. If the Company is ultimately unsuccessful in obtaining the right to build the center, it is uncertain whether the Company would be able to recover the full amount of this capitalized investment through alternate uses of the land.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

See Note 1 regarding the put option held by the noncontrolling member in Taubman Asia, Note 4 for the Operating Partnership's guarantees of certain notes payable and other obligations, Note 5 for contingent features relating to derivative instruments, and Note 7 for obligations under existing share-based compensation plans.

Note 9 – Earnings Per Share

Basic earnings per share amounts are based on the weighted average of common shares outstanding for the respective periods. Diluted earnings per share amounts are based on the weighted average of common shares outstanding plus the dilutive effect of potential common stock. Potential common stock includes outstanding partnership units exchangeable for common shares under the Continuing Offer (Note 8), outstanding options for units of partnership interest, PSU, RSU, and deferred shares under the Non-Employee Directors’ Deferred Compensation Plan (Note 7), and unissued partnership units under a unit option deferral election. In computing the potentially dilutive effect of potential common stock, partnership units are assumed to be exchanged for common shares under the Continuing Offer, increasing the weighted average number of shares outstanding. The potentially dilutive effects of partnership units outstanding and/or issuable under the unit option deferral elections are calculated using the if-converted method, while the effects of other potential common stock are calculated using the treasury method. Contingently issuable shares are included in diluted EPS based on the number of shares, if any, that would be issuable if the end of the reporting period were the end of the contingency period.

As of March 31, 2009, there were 8.7 million partnership units outstanding and 0.9 million unissued partnership units under unit option deferral elections that may be exchanged for common shares of the Company under the Continuing Offer. These outstanding partnership units and unissued units were excluded from the computation of diluted earnings per share as they were anti-dilutive in all periods presented.

In 2009, the Company adopted EITF 03-6 “Participating Securities and the Two-Class Method Under FASB Statement No. 128,” and SFAS 160. See “Note 1 – Interim Financial Statements – Noncontrolling Interests – Pro forma results,” for a calculation of what net income attributable to Taubman Centers, Inc. common shareowners and earnings per common share would have been under the accounting previous to SFAS 160.

	Three Months Ended March 31
	2009	2008
Net income attributable to Taubman Centers, Inc. common shareowners (Numerator)	$11,499	$4,547

Shares (Denominator) – basic	53,066,910	52,675,207
Effect of dilutive securities	199,049	589,282
Shares (Denominator) – diluted	53,265,959	53,264,489

Earnings per common share –
Basic and diluted	$0.22	$0.09

Note 10 – Fair Value Disclosures

The fair value of interest rate hedging instruments is the amount that the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the reporting date. The Company’s valuation of its derivative instruments are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative and therefore fall into level 2 of the fair value hierarchy. The valuation reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward curves. The fair value of interest rate hedging instruments also incorporates a credit valuation adjustment to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk.

The Company's valuation of marketable securities, which are considered to be available-for-sale, and an insurance deposit utilize unadjusted quoted prices determined by active markets for the specific securities the Company has invested in, and therefore fall into Level 1 of the fair value hierarchy.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements at March 31, 2009 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Available-for-sale securities	$3,556
Insurance deposit	9,133
Total assets	$12,689

Derivative interest rate instruments liabilities (Note 5)		$(16,434)
Total liabilities		$(16,434)

The available-for-sale securities and insurance deposit are classified in Deferred Charges and Other Assets on the Company’s Consolidated Balance Sheet. The derivative interest rate instruments liabilities are classified in Accounts Payable and Accrued Liabilities on the Company’s Consolidated Balance Sheet. As of March 31, 2009, the Company has recorded $2.0 million of unrealized losses on available-for-sale securities in Accumulated Other Comprehensive Income on the Consolidated Balance Sheet.

Note 11 – New Accounting Pronouncements

In April 2009, the FASB issued Staff Position (FSP) No. FAS 107-1 and APB 28-1. This FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require disclosures about the fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP also amends APB Opinion No. 28 “Interim Financial Reporting” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective and will be applied by the Company on a prospective basis for interim reporting periods ending after June 15, 2009. The Company anticipates the FSP will not have an effect on its results of operations or financial position as the FSP only provides for new disclosure requirements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs concerning future events, including the following: statements regarding future developments and joint ventures, rents, returns, and earnings; statements regarding the continuation of trends; and any statements regarding the sufficiency of our cash balances and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs. We caution that although forward-looking statements reflect our good faith beliefs and best judgment based upon current information, these statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, because of risks, uncertainties, and factors including, but not limited, to the ongoing U.S. recession, the existing global credit and financial crisis and other changes in general economic and real estate conditions, changes in the interest rate environment and the availability of financing, and adverse changes in the retail industry. Other risks and uncertainties are detailed from time to time in reports filed with the SEC, and in particular those set forth under “Risk Factors” in our most recent Annual Report on Form 10-K. The following discussion should be read in conjunction with the accompanying consolidated financial statements of Taubman Centers, Inc. and the notes thereto.

General Background and Performance Measurement

Taubman Centers, Inc. (TCO) is a Michigan corporation that operates as a self-administered and self-managed real estate investment trust (REIT). The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG) is a majority-owned partnership subsidiary of TCO, which owns direct or indirect interests in all of our real estate properties. In this report, the terms "we", "us", and "our" refer to TCO, the Operating Partnership, and/or the Operating Partnership's subsidiaries as the context may require. We own, lease, develop, acquire, dispose of, and operate regional and super-regional shopping centers. The Consolidated Businesses consist of shopping centers and entities that are controlled by ownership or contractual agreements, The Taubman Company LLC (Manager), and Taubman Properties Asia LLC and its subsidiaries (Taubman Asia). In September 2008, we acquired the interests of the owner of The Mall at Partridge Creek (Partridge Creek). Prior to the acquisition, we consolidated the accounts of the owner of Partridge Creek, which qualified as a variable interest entity under Financial Accounting Standards Board Interpretation No. 46R “Consolidation of Variable Interest Entities” for which the Operating Partnership was considered to be the primary beneficiary. Shopping centers owned through joint ventures that are not controlled by us but over which we have significant influence (Unconsolidated Joint Ventures) are accounted for under the equity method.

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

Current Operating Trends

The real estate industry continues to face very difficult times due to the current recession and tough capital market and retail environment. There continues to be considerable uncertainty as to how severe the current recession may be and how long it may continue. We continue to expect a negative impact on our business in 2009, and we expect that the economy will continue to strain the resources of our tenants and their customers. Retailers are looking at an uncertain 2009, and in this environment, retailer capital spending has significantly decreased. We continue to expect that retailers will want to delay any openings into either 2010 or 2011 whenever possible. In addition, a number of regional and national retailers have announced store closings or filed for bankruptcy. During the three months ended March 31, 2009, 1.1% of our tenants sought the protection of the bankruptcy laws, compared to 0.9% in the comparable period in 2008. It is difficult to predict when the environment will improve.

We are also seeing the impact of the current recession on our tenants’ sales, which continued to decrease during the quarter. Our mall tenants reported a 13.5% decrease in sales per square foot in the first quarter of 2009 from the same period in 2008. For the twelve month period ended March 31, 2009, mall tenant sales per square foot decreased by 6.6% to $522 per square foot. Sales were also impacted by a later Easter than in 2008. Tenant sales and sales per square foot information are operating statistics used in measuring the productivity of the portfolio and are based on reports of sales furnished by mall tenants. Over the long term, the level of mall tenant sales is the single most important determinant of revenues of the shopping centers because mall tenants provide approximately 90% of these revenues and because mall tenant sales determine the amount of rent, percentage rent, and recoverable expenses (together, total occupancy costs) that mall tenants can afford to pay. However, levels of mall tenant sales can be considerably more volatile in the short run than total occupancy costs, and may be impacted significantly, either positively or negatively, by the success or lack of success of a small number of tenants or even a single tenant.

Sales directly impact the amount of percentage rents certain tenants and anchors pay. The effects of increases or declines in sales on our operations are moderated by the relatively minor share of total rents that percentage rents represent of total rents. However, in this environment and depending on actual sales, especially in the fourth quarter, we do expect a significant decrease in this income in 2009.

While sales are critical over the long term, the high quality regional mall business has historically been a very stable business model with its diversity of income from thousands of tenants, its staggered lease maturities, and high proportion of fixed rent. However, a sustained trend in sales does impact, either negatively or positively, our ability to lease vacancies and negotiate rents at advantageous rates. While retailers continue to recognize the need to position themselves for the future, in the current environment, we are finding that negotiations are more difficult.

In the first quarter of 2009, ending occupancy decreased to 88.6% compared to 89.9% in the first quarter of 2008. This decline is largely due to three big box anchor store locations, which are part of national bankruptcies, that closed late in 2008 at our value centers. We continue to anticipate occupancy will decrease in 2009 by approximately 2% as of year end compared with year end 2008. However, the impact on income will be somewhat offset by a higher level of temporary tenant leasing in 2009. See “Seasonality” for occupancy and leased space statistics. Temporary tenants, defined as those with lease terms less than 12 months, are not included in occupancy or leased space statistics. As of March 31, 2009, approximately 2.1% of mall tenant space was occupied by temporary tenants, the highest level we have had in a first quarter since 2005.

Leased space was 90.5% at March 31, 2009, down 2.6% from the comparable period last year. The difference between leased space and occupancy is that leased space includes spaces where leases have been signed but the tenants are not yet open. Neither statistic includes temporary tenants. We view occupancy as the more important of the two as it represents those spaces upon which we are collecting rent for permanent tenants. Finally, the spread between leased space and occupied space, about 2% this quarter, is consistent with our history of 2% to 4% in the first quarter.

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

	Three Months Ended March 31
	2009	2008
Average rent per square foot:
Consolidated Businesses	$43.96	$43.64
Unconsolidated Joint Ventures	45.08	44.24
Opening base rent per square foot:
Consolidated Businesses	$42.60	$52.54
Unconsolidated Joint Ventures	51.22	59.74
Square feet of GLA opened:
Consolidated Businesses	388,533	306,885
Unconsolidated Joint Ventures	135,792	151,590
Closing base rent per square foot:
Consolidated Businesses	$38.48	$45.68
Unconsolidated Joint Ventures	50.10	46.22
Square feet of GLA closed:
Consolidated Businesses	561,396	403,707
Unconsolidated Joint Ventures	164,864	231,450
Releasing spread per square foot:
Consolidated Businesses	$4.12	$6.86
Unconsolidated Joint Ventures	1.12	13.52

Despite the increase in average rent per square foot in the first quarter of 2009, we expect the year to be slightly down. The spread between opening and closing rents may not be indicative of future periods, as this statistic is not computed on comparable tenant spaces, and can vary significantly from period to period depending on the total amount, location, and average size of tenant space opening and closing in the period.

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

	1st Quarter 2009	Total 2008	4th Quarter 2008	3rd Quarter 2008	2nd Quarter 2008	1st Quarter 2008
	(in thousands of dollars, except occupancy and leased space data)

Mall tenant sales (1)	941,469	4,654,885	1,342,748	1,112,502	1,116,027	1,083,608
Revenues and gains on land sales and other nonoperating income:
Consolidated Businesses	157,925	676,067	190,855	164,124	161,868	159,220
Unconsolidated Joint Ventures	66,144	272,496	77,277	67,169	63,657	64,393
Occupancy and leased space:
Ending occupancy	88.6%	90.3%	90.3%	90.5%	90.1%	89.9%
Average occupancy	88.8	90.3	90.7	90.4	90.0	90.0
Leased space	90.5	91.8	91.8	92.4	92.7	93.1

(1)	Based on reports of sales furnished by mall tenants.

Because the seasonality of sales contrasts with the generally fixed nature of minimum rents and recoveries, mall tenant occupancy costs (the sum of minimum rents, percentage rents, and expense recoveries) as a percentage of sales are considerably higher in the first three quarters than they are in the fourth quarter.

	1st Quarter 2009	Total 2008	4th Quarter 2008	3rd Quarter 2008	2nd Quarter 2008	1st Quarter 2008
Consolidated Businesses:
Minimum rents	12.1%	9.6%	8.8%	9.9%	9.9%	10.2%
Percentage rents	0.3	0.4	0.6	0.3	0.2	0.3
Expense recoveries	6.0	5.4	5.4	5.4	5.3	5.3
Mall tenant occupancy costs	18.4%	15.4%	14.8%	15.6%	15.4%	15.8%
Unconsolidated Joint Ventures:
Minimum rents	10.9%	8.9%	7.9%	9.5%	9.3%	9.2%
Percentage rents	0.3	0.4	0.6	0.4	0.0	0.4
Expense recoveries	4.9	4.6	4.9	4.8	4.4	4.2
Mall tenant occupancy costs	16.1%	13.9%	13.4%	14.7%	13.7%	13.8%

Center Operations

As a result of the current recession, which has negatively impacted our operating statistics as discussed in the previous sections, we expect that net operating income of our centers, excluding lease cancellation income, interest and depreciation and amortization, may decrease from 3.5% to 5% in 2009. Lower tenant sales for our weaker tenants may result in increased early terminations, rent relief, bankruptcies and bad debt, in addition to reduced percentage rent income. Bankruptcies for the quarter were 1.1%, which were slightly higher than last year. We expect that bankruptcies will increase if sales don’t soon improve significantly, and bad debt is likely to increase as well.

In addition, due to current economic conditions, we would expect that certain shopping center related revenues that are based on month to month or shorter term contracts, primarily sponsorship and retail marketing units income, may decrease significantly in 2009.

We expect to recover a lower percentage of common area maintenance (CAM) and other fixed costs from our tenants due to decreased occupancy and a negative impact from reduced CAM capital related revenue. The expense relating to CAM capital is included in depreciation.

Results of Operations

In addition to the trends in our operations disclosed in the preceding sections, the following sections discuss certain transactions that affected operations in the three month periods ended March 31, 2009 and 2008, or are expected to impact operations in the future.

Restructuring

In 2009, in response to the decreased level of active projects due to the downturn in the economy, we reduced our workforce by about 40 positions, primarily in areas that directly or indirectly affect our development initiatives in the U.S. and Asia. A restructuring charge of $2.5 million was recorded in the first quarter of 2009, which primarily represents the cost of terminations of personnel.

Oyster Bay

On January 27, 2009, the Appellate Division of the Supreme Court of the State of New York, Second Department, reversed the order in favor of us dated June 9, 2008, compelling the Town Board of the Town of Oyster Bay to issue a special use permit for the construction of The Mall at Oyster Bay. The court also held that the Town Board's request for a supplemental environmental impact statement was proper. We subsequently moved in the Appellate Division for leave to reargue the appeal or, in the alternative, for leave to appeal to the Court of Appeals of the State of New York, which was denied. We plan to move in the Court of Appeals for leave to appeal to that Court. We are expensing costs relating to Oyster Bay until it is probable that we will be able to successfully move forward with a project. We began expensing carrying costs as incurred in the fourth quarter of 2008.

Taubman Asia

In 2008, Taubman Asia entered into agreements to acquire a 25% interest in The Mall at Studio City, the retail component of Macao Studio City, a major mixed-use project on the Cotai Strip in Macao, China. In addition, Taubman Asia entered into long-term agreements to perform development, management, and leasing services for the shopping center. Macao is a project that has been clearly impacted by the financial crisis and was put on hold when financing could not be arranged. Excluding the $54 million initial cash payment, which is in escrow, we had capitalized costs of $2.5 million on the Macao project as of March 31, 2009. Offsetting these costs, we received a $2.5 million non-refundable development fee payment in October 2008 from the owner of the Macao project, which was recorded as deferred revenue. In August 2009, our Macao agreements will terminate and our $54 million initial cash payment will be returned to us if the financing for the project is not completed. No interest is being capitalized on this payment. We began expensing costs relating to the project in the third quarter of 2008.

In 2007, we entered into an agreement to provide development services for a 1.1 million square foot retail and entertainment complex in Songdo International Business District (Songdo), Incheon, South Korea. We also finalized an agreement to provide management and leasing services for the retail component and we continue to provide services as the regional mall progresses. The shopping center will be anchored by Lotte Department Store, Tesco Homeplus, and a nine-screen Megabox multiplex. Progress has been made on the mall infrastructure and parking. We will not make a final determination about an investment in this center until full financing is completed.

Presentation of Operating Results

Income Allocation

The following table contains the operating results of our Consolidated Businesses and the Unconsolidated Joint Ventures. On January 1, 2009, we adopted Statement of Financial Accounting Standards (SFAS) No. 160 "Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin (ARB) No. 51.” Consequently, the noncontrolling interests in the Operating Partnership and certain consolidated joint ventures no longer need to be carried at zero balances in our balance sheet. As a result, the income allocated to these noncontrolling interests is no longer required to be equal, at a minimum, to their share of distributions, which results in a material increase to our net income. Prior to 2009, under the previous accounting for noncontrolling interests, the income allocated to the Operating Partnership noncontrolling unitholders was equal to their share of distributions as long as the net equity of the Operating Partnership was less than zero. Similarly, the income allocated to the noncontrolling partners in consolidated joint ventures with net equity balances less than zero was equal to their share of operating distributions. The net equity balances of the Operating Partnership and certain of the consolidated joint ventures were less than zero because of accumulated distributions in excess of net income and not as a result of operating losses. Distributions to partners were usually greater than net income because net income includes non-cash charges for depreciation and amortization. Our average ownership percentage of the Operating Partnership was 67% during the three months ended March 31, 2009 and 66% during the three months ended March 31, 2008.

Upon our adoption of SFAS No. 160, net income was reclassified to include the amounts attributable to the noncontrolling interests.

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

Our presentations of Beneficial Interest in EBITDA and FFO are not necessarily comparable to the similarly titled measures of other REITs due to the fact that not all REITs use the same definitions. These measures should not be considered alternatives to net income or as an indicator of our operating performance. Additionally, neither represents cash flows from operating, investing or financing activities as defined by GAAP. Reconciliations of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Net Income to Beneficial Interest in EBITDA are presented following the Comparison of the Three Months Ended March 31, 2009 to the Three Months Ended March 31, 2008.

Comparison of the Three Months Ended March 31, 2009 to the Three Months Ended March 31, 2008

The following table sets forth operating results for the three months ended March 31, 2009 and March 31, 2008, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)
	(in millions of dollars)
REVENUES:
Minimum rents	87.4	39.0	86.6	38.4
Percentage rents	2.2	1.1	2.6	1.5
Expense recoveries	56.8	23.8	57.5	22.4
Management, leasing, and development services	3.6		3.7
Other	7.8	2.2	7.1	1.8
Total revenues	157.7	66.1	157.4	64.1

EXPENSES:
Maintenance, taxes, and utilities	44.5	16.0	43.5	15.3
Other operating	15.0	6.4	18.3	6.5
Restructuring charge	2.5
Management, leasing, and development services	1.9		2.3
General and administrative	6.9		8.3
Interest expense	36.2	16.0	37.0	15.9
Depreciation and amortization (2)	36.3	9.4	35.3	9.6
Total expenses	143.3	47.8	144.7	47.4

Gains on land sales and other nonoperating income	0.2	0.1	1.8	0.3
	14.6	18.3	14.5	17.0
Income tax expense	(0.3)		(0.2)
Equity in income of Unconsolidated Joint Ventures (2)	10.2		9.2
Net income	24.5		23.5
Net income attributable to noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	(1.7)		(1.2)
Distributions in excess of noncontrolling share of income of consolidated joint ventures			(2.1)
TRG Series F preferred distributions	(0.6)		(0.6)
Noncontrolling share of income of TRG	(6.6)		(5.9)
Distributions in excess of noncontrolling share of income of TRG			(5.1)
Distributions to participating securities of TRG	(0.5)		(0.4)
Series G and H preferred stock dividends	(3.7)		(3.7)
Net income attributable to Taubman Centers, Inc. common shareowners	11.5		4.5

SUPPLEMENTAL INFORMATION:
EBITDA – 100%	87.2	43.7	86.8	42.5
EBITDA – outside partners' share	(9.5)	(19.8)	(9.6)	(19.4)
Beneficial interest in EBITDA	77.7	23.9	77.2	23.1
Beneficial interest expense	(31.4)	(8.3)	(32.2)	(8.3)
Beneficial income tax expense	(0.3)		(0.2)
Non-real estate depreciation	(0.9)		(0.7)
Preferred dividends and distributions	(4.3)		(4.3)
Funds from Operations contribution	40.9	15.7	39.9	14.9

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

(2)
Amortization of our additional basis in the Operating Partnership included in depreciation and amortization was $1.2 million in both 2009 and 2008. Also, amortization of our additional basis included in equity in income of Unconsolidated Joint Ventures was $0.5 million in both 2009 and 2008.

(3)	Amounts in this table may not add due to rounding.

Consolidated Businesses

Total revenues for the quarter ended March 31, 2009 were $157.7 million, a $0.3 million or 0.2% increase over the comparable period in 2008. Minimum rents increased by $0.8 million, primarily due to a positive prior year adjustment in 2009, the April 2008 opening of Nordstrom at Partridge Creek, and tenant rollovers, which were partially offset by decreases in average occupancy. Expense recoveries decreased primarily due to decreased CAM capital expenditures, which were partially offset by increased property tax recoveries at certain centers. For the full year 2009, we continue to expect our margin on management, leasing, and development revenue to be comparable to 2008. Other income increased primarily due to an increase in lease cancellation revenue, which was partially offset by a decrease in parking-related revenue. During the three months ended March 31, 2009, we recognized our approximately $2.4 million and $0.6 million share of the Consolidated Businesses’ and Unconsolidated Joint Ventures’ lease cancellation revenue. In 2009, we estimate our share of lease cancellation income to be approximately $8 million to $9 million.

Total expenses were $143.3 million, a $1.4 million or 1.0% decrease from the comparable period in 2008. Maintenance, taxes, and utilities expense increased primarily due to an increase in electricity expense. Other operating expense decreased due to lower professional fees and costs related to marketing and promotion services. Other operating expense also decreased due to a reduction in pre-development costs, including reimbursements for work that was expensed in earlier periods. Given the overall retail environment and capital market status, we expect to incur about $11 million to $12 million of pre-development costs in 2009. In 2009, we recognized a $2.5 million restructuring charge (see “Results of Operations – Restructuring”). General and administrative expense decreased primarily due to a decrease in professional fees, bonus expense, and travel. For the full year 2009, we continue to expect annual general and administrative expense to be comparable to 2008. Interest expense decreased primarily due to decreases in floating interest rates, which were partially offset by the termination of interest capitalization on our Oyster Bay project beginning in the fourth quarter of 2008. Depreciation expense increased primarily due to changes in depreciable lives of tenant allowances and other assets in connection with early terminations.

Gains on land sales and other nonoperating income decreased primarily because of $1.2 million of gains in the first quarter of 2008, compared to no land sales in the first quarter of 2009. In 2009, we expect that gains on land sales will be under $1 million, although we may not be able to complete any transactions.

Unconsolidated Joint Ventures

Total revenues for the three months ended March 31, 2009 were $66.1 million, a $2.0 million or 3.1% increase over the comparable period in 2008. Minimum rents increased by $0.6 million, primarily due to increases in average occupancy and tenant rollovers. Expense recoveries increased primarily due to an increase in revenue from marketing and promotion services.

Total expenses increased by $0.4 million or 0.8%, to $47.8 million for the three months ended March 31, 2009. Other operating expense remained relatively flat, with decreases in the provision for bad debts and property management costs being partially offset by increased costs related to marketing and promotion services.

As a result of the foregoing, income of the Unconsolidated Joint Ventures increased by $1.3 million to $18.3 million for the three months ended March 31, 2009. Our equity in income of the Unconsolidated Joint Ventures was $10.2 million, a $1.0 million increase over the comparable period in 2008.

Net Income

Our net income was $24.5 million for the three months ended March 31, 2009, compared to $23.5 million for the three months ended March 31, 2008. After allocation of income to noncontrolling and preferred and participating interests, net income attributable to Taubman Centers, Inc. common shareowners for 2009 was $11.5 million compared to $4.5 million in the comparable period in 2008. See “Note 1 – Interim Financial Statements – Noncontrolling Interests” to the consolidated financial statements regarding the impact of our adoption of SFAS No. 160 in 2009.

Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations

	Three Months Ended March 31
	2009	2008
	(in millions of dollars)

Net income attributable to TCO common shareowners	11.5	4.5

Add (less) depreciation and amortization: (1)
Consolidated businesses at 100%	36.3	35.3
Noncontrolling partners in consolidated joint ventures	(2.9)	(3.6)
Share of Unconsolidated Joint Ventures	5.5	5.6
Non-real estate depreciation	(0.9)	(0.7)

Add noncontrolling interests:
Noncontrolling share of income of TRG	6.6	5.9
Distributions in excess of noncontrolling share of income of TRG		5.1
Distributions in excess of noncontrolling share of income of consolidated joint ventures		2.1

Add distributions to participating securities	0.5	0.4

Funds from Operations	56.6	54.8

TCO's average ownership percentage of TRG	66.7%	66.5%

Funds from Operations attributable to TCO	37.8	36.4

(1)	Depreciation includes $3.5 million and $3.2 million of mall tenant allowance amortization for the three months ended March 31, 2009 and 2008, respectively.
(2)	Amounts in this table may not recalculate due to rounding.

Reconciliation of Net Income to Beneficial Interest in EBITDA

	Three Months Ended March 31
	2009	2008
	(in millions of dollars)

Net income	24.5	23.5

Add (less) depreciation and amortization:
Consolidated businesses at 100%	36.3	35.3
Noncontrolling partners in consolidated joint ventures	(2.9)	(3.6)
Share of Unconsolidated Joint Ventures	5.5	5.6

Add (less) interest expense and income tax expense:
Interest expense:
Consolidated businesses at 100%	36.2	37.0
Noncontrolling partners in consolidated joint ventures	(4.9)	(4.8)
Share of Unconsolidated Joint Ventures	8.3	8.3
Income tax expense	0.3	0.2

Less noncontrolling share of income of consolidated joint ventures	(1.7)	(1.2)

Beneficial interest in EBITDA	101.6	100.3

TCO's average ownership percentage of TRG	66.7%	66.5%

Beneficial interest in EBITDA attributable to TCO	67.8	66.7

(1)	Amounts in this table may not recalculate due to rounding.

Liquidity and Capital Resources

Capital resources are required to maintain our current operations, pay dividends, and fund planned capital spending, future developments, and other commitments and contingencies. Current market conditions have severely limited sources of financing and capital, which will clearly have an impact on the availability of construction financing for planned new development projects in the near term. However, we are financed with property-specific secured debt, we have two unencumbered center properties (Willow Bend and Stamford, a 50% owned Unconsolidated Joint Venture property), and we have no maturities on our current debt until fall 2010, when $338 million at 100% and $264 million at our beneficial share of three loans mature. In addition, the three loans maturing in 2010 are financed at historically conservative loan to value ratios averaging approximately six times current net operating income for the properties. Further, of the $650 million at 100% and $363 million at our beneficial share of additional debt that matures in 2011(excluding our lines of credit, which are discussed below), $575 million at 100% and $288 million at our beneficial share can be extended at our option to 2013, subject to certain covenants.

As of March 31, 2009, we had a consolidated cash balance of $41.7 million, of which $3.0 million is restricted to specific uses stipulated by our lenders. We also have secured lines of credit of $550 million and $40 million. As of March 31, 2009, the total amount utilized of the $550 million and $40 million lines of credit was $256 million. Both lines of credit mature in February 2011. The $550 million line of credit has a one-year extension option. Twelve banks participate in our $550 million line of credit and the failure of one bank to fund a draw on our line does not negate the obligation of the other banks to fund their pro-rata share. In October 2008 and February 2009 we borrowed $35 million and $15 million, respectively, on this credit facility, which was funded by all participating banks.

Given the lack of debt maturities until fall 2010, we believe we have sufficient liquidity from our lines of credit and cash flows from both our consolidated and unconsolidated properties to meet our planned operating, financing, and capital needs and commitments during this period. See “MD&A – Liquidity and Capital Resources – Capital Spending” for more details.

Operating Activities

Our net cash provided by operating activities was $45.1 million in 2009, compared to $33.2 million in 2008. See also “Results of Operations” for descriptions of 2009 and 2008 transactions affecting operating cash flow.

Investing Activities

Net cash used in investing activities was $12.0 million in 2009 compared to $83.3 million in 2008. Cash used in investing activities was impacted by the timing of capital expenditures. Additions to properties in 2009 related to additions to existing centers, site improvements and other capital items. Additions to properties in 2008 related to the construction of Partridge Creek and the expansion and renovation at Twelve Oaks, and our Oyster Bay project, as well as other development activities and other capital items. A tabular presentation of 2009 capital spending is shown in “Capital Spending.” In 2008, a $54.3 million contribution was made related to our acquisition of a 25% interest in The Mall at Studio City. The contribution is currently held in escrow. In 2008, $0.6 million was spent to acquire marketable equity securities and other assets. Contributions to Unconsolidated Joint Ventures of $1.2 million in 2009 included $1.1 million of funding and costs related to our Sarasota joint venture. Contributions to Unconsolidated Joint Ventures of $2.4 million in 2008 were made primarily to fund the expansions at Stamford and Waterside.

Sources of cash used in funding these investing activities, other than cash flows from operating activities, included distributions from Unconsolidated Joint Ventures, as well as the transactions described under Financing Activities. Distributions from Unconsolidated Joint Ventures in excess of earnings provided $2.1 million and $4.4 million in 2009 and 2008, respectively. Net proceeds from sales of peripheral land were $4.3 million in 2008. The timing of land sales is variable and proceeds from land sales can vary significantly from period to period.

Financing Activities

Net cash used in financing activities was $53.5 million in 2009 compared to $43.7 million provided in 2008. Net cash used in financing activities was primarily impacted by cash requirements of the investing activities described in the preceding section. Proceeds from the issuance of debt, net of payments and issuance costs, were $13.0 million in 2009, compared to $136.8 million in 2008. In 2009, $1.2 million was paid and in 2008, $0.6 million was received in connection with incentive plans. Total dividends and distributions paid were $64.7 million and $93.0 million in 2009 and 2008, respectively. Common dividends paid in 2009 increased due to a change in the timing of quarterly dividend payments. Distributions to noncontrolling interests in 2008 included $51.3 million of excess proceeds from the refinancing of International Plaza.

Beneficial Interest in Debt

At March 31, 2009, the Operating Partnership's debt and its beneficial interest in the debt of its Consolidated and Unconsolidated Joint Ventures totaled $3,015.2 million, with an average interest rate of 5.12% excluding amortization of debt issuance costs and the effects of interest rate hedging instruments. These costs are reported as interest expense in the results of operations. Interest expense for the three months ended March 31, 2009 includes $0.2 million of non-cash amortization relating to acquisitions, or 0.03% of the average all-in rate. Beneficial interest in debt includes debt used to fund development and expansion costs. Beneficial interest in construction work in progress totaled $66.2 million as of March 31, 2009, which includes $23.3 million of assets on which interest is being capitalized. Beneficial interest in capitalized interest was $0.3 million for the three months ended March 31, 2009. The following table presents information about our beneficial interest in debt as of March 31, 2009:

	Amount	Interest Rate Including Spread
	(in millions of dollars)
Fixed rate debt	2,382.8	5.70	% (1)

Floating rate debt:
Swapped through December 2010	162.8	5.01%
Swapped through March 2011	125.0	4.22%
Swapped through October 2012	15.0	5.95%
	302.8	4.73	% (1)
Floating month to month	329.5	1.33	% (1)
Total floating rate debt	632.4	2.96	% (1)

Total beneficial interest in debt	3,015.2	5.12	% (1)

Amortization of financing costs (2)		0.18%
Average all-in rate		5.30%

(1)	Represents weighted average interest rate before amortization of financing costs.
(2)	Financing costs include financing fees, interest rate cap premiums, and losses on settlement of derivatives used to hedge the refinancing of certain fixed rate debt.
(3)	Amounts in table may not add due to rounding.

Sensitivity Analysis

We have exposure to interest rate risk on our debt obligations and interest rate instruments. We use derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. We routinely use cap, swap, and treasury lock agreements to meet these objectives. Based on the Operating Partnership's beneficial interest in floating rate debt in effect at March 31, 2009 and 2008, a one percent increase or decrease in interest rates on this floating rate debt would decrease or increase cash flows by approximately $3.3 million and $3.5 million, respectively, and, due to the effect of capitalized interest, annual earnings by approximately $3.3 million and $3.2 million, respectively. Based on our consolidated debt and interest rates in effect at March 31, 2009 and 2008, a one percent increase in interest rates would decrease the fair value of debt by approximately $105.6 million and $128.5 million, respectively, while a one percent decrease in interest rates would increase the fair value of debt by approximately $112.1 million and $137.6 million, respectively.

Contractual Obligations

In conducting our business, we enter into various contractual obligations, including those for debt, capital leases for property improvements, operating leases for land and office space, purchase obligations, and other long-term commitments. Disclosure of these items is contained in our Annual Report on Form 10-K. Updates of the 10-K disclosures for debt obligations and planned capital spending, which can vary significantly from period to period, as of March 31, 2009 are provided in the table below:

	Payments due by period
	Total	Less than 1 year (2009)	1-3 years (2010-2011)	3-5 years (2012-2013)	More than 5 years (2014+)
	(in millions of dollars)

Debt (1)	2,809.6	10.7	878.8	146.2	1,773.8
Interest payments (1)	739.9	108.6	253.1	205.7	172.5
Purchase obligations:
Planned capital spending	31.5	31.5

(1)	The settlement periods for debt do not consider extension options. Amounts relating to interest on floating rate debt are calculated based on the debt balances and interest rates as of March 31, 2009.
(2)	Amounts in table may not add due to rounding.

Loan Commitments and Guarantees

Certain loan agreements contain various restrictive covenants, including a minimum net worth requirement, a maximum payout ratio on distributions, a minimum debt yield ratio, a maximum leverage ratio, minimum interest coverage ratios, and a minimum fixed charges coverage ratio, the latter being the most restrictive. This covenant requires that we maintain a minimum fixed charges coverage ratio of more than 1.5. As of March 31, 2009, our minimum fixed charges coverage ratio was 2.2. We are in compliance with all of our covenants as of March 31, 2009. The maximum payout ratio on distributions covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain our tax status, pay preferred distributions, and for distributions related to the sale of certain assets. See “Note 4 – Beneficial Interest in Debt and Interest Expense” to the consolidated financial statements for more details.

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

Capital Spending

City Creek Center

We have finalized the majority of agreements, subject to certain conditions, regarding City Creek Center, a mixed-use project in Salt Lake City, Utah. The 0.7 million square foot retail component of the project will include Macy’s and Nordstrom as anchors. We are currently providing development and leasing services and will be the manager for the retail space, which we will own under a participating lease. City Creek Reserve, Inc. (CCRI), an affiliate of the LDS Church, is the participating lessor and will provide all of the construction financing. We expect an approximately 11% to 12% return on our approximately $76 million investment, of which $75 million will be paid to CCRI upon opening of the retail center. As of March 31, 2009, the capitalized cost of this project was $1.1 million. Construction is progressing and we are leasing space for a 2012 opening.

2009 Capital Spending

Capital spending for routine maintenance of the shopping centers is generally recovered from tenants. Capital spending through March 31, 2009, excluding acquisitions, is summarized in the following table:

	2009 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions of dollars)
Site improvements(2)	0.6	0.6

Existing Centers:
Projects with incremental GLA	5.8	2.9	0.2	0.1
Projects with no incremental GLA and other	0.7	0.6	0.8	0.4
Mall tenant allowances (3)	0.5	0.6	1.2	0.7
Asset replacement costs reimbursable by tenants	1.5	1.0	0.7	0.3

Corporate office improvements, technology, and equipment	0.1	0.1

Additions to properties	9.1	5.9	2.9	1.5

(1)	Costs are net of intercompany profits and are computed on an accrual basis.
(2)	Includes costs related to land acquired for future development in North Atlanta, Georgia.
(3)	Excludes initial lease-up costs.
(4)	Amounts in this table may not add due to rounding.

For the three months ended March 31, 2009, in addition to the costs above, we incurred our $1.6 million share of Consolidated Businesses’ and $0.3 million share of Unconsolidated Joint Ventures’ capitalized leasing costs.

The following table presents a reconciliation of the Consolidated Businesses’ capital spending shown above (on an accrual basis) to additions to properties (on a cash basis) as presented in our Consolidated Statement of Cash Flows for the three months ended March 31, 2009:

(in millions of dollars)
Consolidated Businesses’ capital spending	9.1
Differences between cash and accrual basis	4.6
Additions to properties	13.7

Planned 2009 Capital Spending

The following table summarizes planned capital spending for 2009:

	2009 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions of dollars)
Site improvements(2)	1.9	1.9
Existing centers(3)	37.0	29.8	12.1	6.6
Corporate office improvements, technology, and equipment	1.8	1.8
Total	40.6	33.4	12.1	6.6

(1)	Costs are net of intercompany profits.
(2)	Includes costs related to land acquired for future development in North Atlanta, Georgia.
(3)	Primarily includes costs related to mall tenant allowances and asset replacement costs reimbursable by tenants.
(4)	Amounts in this table may not add due to rounding.

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

On March 6, 2009, we declared a quarterly dividend of $0.415 per common share that was paid on March 31, 2009 to shareowners of record on March 16, 2009. We declared a quarterly dividend of $0.50 per share on our 8% Series G Preferred Stock, paid March 31, 2009 to shareowners of record on March 16, 2009. We also declared a quarterly dividend of $0.4765625 per share on our 7.625% Series H Preferred Stock, paid on March 31, 2009 to shareowners of record on March 16, 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in this report at Item 2 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sensitivity Analysis.”

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

In April 2009, a restaurant owner and two of its restaurants filed a lawsuit in United States District Court for the Eastern District of Pennsylvania (Case No. CV01619) against Atlantic Pier Associates LLC ("APA", the owner of The Pier Shops at Caesars), TRG, Taubman Centers, Inc., the owners of APA and certain affiliates of such owners, and a former employee of one of such affiliates. The plaintiffs are alleging the defendants misrepresented and concealed the status of certain tenant leases at The Pier Shops and that such status was relied upon by the plaintiffs in making decisions about their own leases. The plaintiffs are seeking damages exceeding $20 million, rescission of their leases, exemplary or punitive damages, costs and expenses, attorney’s fees, return of certain rent, and other relief as the court may determine. The lawsuit is in its early legal stages and the Company is vigorously defending it. The outcome of this lawsuit cannot be predicted with any certainty and management is currently unable to estimate an amount or range of potential loss that could result if an unfavorable outcome occurs. While management does not believe that an adverse outcome in the lawsuit would have a material adverse effect on the Company's financial condition, there can be no assurance that an adverse outcome would not have a material effect on the Company's results of operations for any particular period.

Refer to “Note 8 – Commitments and Contingencies” to our consolidated financial statements relating to the Blue Back Square project. There were no material developments regarding this litigation during the quarter ended March 31, 2009.

Item 1A. Risk Factors

There were no material changes in our risk factors previously disclosed in Part I, Item 1A. of our Form 10-K for the year ended December 31, 2008.

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

TAUBMAN CENTERS, INC.
Date: May 6, 2009	By: /s/ Lisa A. Payne
Lisa A. Payne
Vice Chairman, Chief Financial Officer, and Director (Principal Financial Officer)