Form 10-Q
period 2009-06-30
TAUBMAN CENTERS INC
filed 2009-08-04
CIK 890319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2009
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

☐ Yes ☐ No

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

☐ Yes ☒ No

As of August 3, 2009, there were outstanding 53,121,234 shares of the Company's common stock, par value $0.01 per share.

TAUBMAN CENTERS, INC.
CONTENTS

TAUBMAN CENTERS, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	June 30	December 31
	2009	2008
Assets:
Properties	$3,708,342	$3,699,480
Accumulated depreciation and amortization	(1,106,675)	(1,049,626)
	$2,601,667	$2,649,854
Investment in Unconsolidated Joint Ventures (Note 3)	88,636	89,933
Cash and cash equivalents	11,772	62,126
Accounts and notes receivable, less allowance for doubtful accounts of $8,502 and $9,895 in 2009 and 2008	32,761	46,732
Accounts receivable from related parties	1,686	1,850
Deferred charges and other assets	121,722	124,487
	$2,858,244	$2,974,982
Liabilities:
Notes payable (Note 4)	$2,758,938	$2,796,821
Accounts payable and accrued liabilities	234,068	262,226
Dividends payable		22,002
Distributions in excess of investments in and net income of Unconsolidated
Joint Ventures (Note 3)	155,141	154,141
	$3,148,147	$3,235,190
Commitments and contingencies (Notes 1, 4, 5, 7, and 8)

Equity:
Taubman Centers, Inc. Shareowners’ Equity:
Series B Non-Participating Convertible Preferred Stock, $0.001 par and liquidation value, 40,000,000 shares authorized, 26,419,235 and 26,429,235 shares issued and outstanding at June 30, 2009 and December 31, 2008	$26	$26
Series G Cumulative Redeemable Preferred Stock, 4,000,000 shares authorized, no par, $100 million liquidation preference, 4,000,000 shares issued and outstanding at June 30, 2009 and December 31, 2008
Series H Cumulative Redeemable Preferred Stock, 3,480,000 shares authorized, no par, $87 million liquidation preference, 3,480,000 shares issued and outstanding at June 30, 2009 and December 31, 2008
Common Stock, $0.01 par value, 250,000,000 shares authorized, 53,120,769 and 53,018,987 shares issued and outstanding at June 30, 2009 and December 31, 2008	531	530
Additional paid-in capital	559,240	556,145
Accumulated other comprehensive income (loss)	(26,498)	(29,778)
Dividends in excess of net income (Note 1)	(749,965)	(726,097)
	$(216,666)	$(199,174)

Noncontrolling interests (Note 1)	(73,237)	(61,034)
	$(289,903)	$(260,208)
	$2,858,244	$2,974,982

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except share data)

	Three Months Ended June 30
	2009	2008
Revenues:
Minimum rents	$84,016	$87,583
Percentage rents	561	1,325
Expense recoveries	58,525	60,384
Management, leasing, and development services	3,189	3,891
Other	12,648	7,229
	$158,939	$160,412
Expenses:
Maintenance, taxes, and utilities	$46,946	$46,485
Other operating	16,352	19,695
Restructuring charge (Note 1)	169
Management, leasing, and development services	1,930	2,421
General and administrative	6,847	7,943
Interest expense	36,473	35,972
Depreciation and amortization	36,058	36,179
	$144,775	$148,695
Gains on land sales and other nonoperating income	198	1,456
Impairment loss on marketable securities (Note 10)	(1,666)

Income before income tax expense and equity in income of Unconsolidated Joint Ventures	$12,696	$13,173
Income tax expense (Note 2)	(198)	(250)
Equity in income of Unconsolidated Joint Ventures (Note 3)	8,368	8,491
Net income	$20,866	$21,414
Net income attributable to noncontrolling interests (Note 1)	(7,938)	(17,021)
Net income attributable to Taubman Centers, Inc.	$12,928	$4,393
Distributions to participating securities of TRG (Note 7)	(361)	(361)
Preferred stock dividends	(3,659)	(3,659)
Net income attributable to Taubman Centers, Inc. common shareowners	$8,908	$373

Basic and diluted earnings per common share (Note 9)	$0.17	$0.01

Cash dividends declared per common share	$0.415	$0.415

Weighted average number of common shares outstanding – basic	53,120,769	52,859,653

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except share data)

	Six Months Ended June 30
	2009	2008
Revenues:
Minimum rents	$171,452	$174,153
Percentage rents	2,721	3,900
Expense recoveries	115,283	117,848
Management, leasing, and development services	6,745	7,585
Other	20,428	14,343
	$316,629	$317,829
Expenses:
Maintenance, taxes, and utilities	$91,487	$90,025
Other operating	31,317	37,996
Restructuring charge (Note 1)	2,630
Management, leasing, and development services	3,836	4,678
General and administrative	13,735	16,276
Interest expense	72,706	72,954
Depreciation and amortization	72,351	71,514
	$288,062	$293,443
Gains on land sales and other nonoperating income	433	3,259
Impairment loss on marketable securities (Note 10)	(1,666)

Income before income tax expense and equity in income of Unconsolidated Joint Ventures	$27,334	$27,645
Income tax expense (Note 2)	(468)	(440)
Equity in income of Unconsolidated Joint Ventures (Note 3)	18,526	17,725
Net income	$45,392	$44,930
Net income attributable to noncontrolling interests (Note 1)	(16,832)	(31,970)
Net income attributable to Taubman Centers, Inc.	$28,560	$12,960
Distributions to participating securities of TRG (Note 7)	(836)	(723)
Preferred stock dividends	(7,317)	(7,317)
Net income attributable to Taubman Centers, Inc. common shareowners	$20,407	$4,920

Basic and diluted earnings per common share (Note 9)	$0.38	$0.09

Cash dividends declared per common share	$0.83	$0.83

Weighted average number of common shares outstanding – basic	53,093,988	52,767,430

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(in thousands, except share data)

Taubman Centers, Inc. Shareowners’ Equity
	Preferred Stock Shares Amount		Common Stock Shares Amount		Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Dividends in Excess of Net Income	Total TCO Shareowners' Equity	Noncontrolling Interests	Total Equity

Balance, January 1, 2008	34,004,235	$27	52,624,013	$526	$543,333	$(8,639)	$(551,089)	$(15,842)	$2,379	$(13,463)

Issuance of stock pursuant to Continuing Offer (Notes 6, 7, and 8)	(10,000)		10,000
Share-based compensation under employee and director benefit plans (Note 7)			258,591	3	7,584			7,587		7,587
Purchase of additional interest in subsidiary									(475)	(475)
Dividend equivalents (Note 7)							(302)	(302)		(302)
Dividends and distributions							(51,869)	(51,869)	(85,144)	(137,013)

Net income							12,960	12,960	31,970	44,930
Other comprehensive income (Note 5):
Unrealized gain on interest rate instruments and other						624		624	22	646
Reclassification adjustment for amounts recognized in net income						631		631		631
Total comprehensive income								$14,215	$31,992	$46,207
Balance, June 30, 2008	33,994,235	$27	52,892,604	$529	$550,917	$(7,384)	$(590,300)	$(46,211)	$(51,248)	$(97,459)

Balance, January 1, 2009	33,909,235	$26	53,018,987	$530	$556,145	$(29,778)	$(726,097)	$(199,174)	$(61,034)	$(260,208)
Issuance of stock pursuant to Continuing Offer (Notes 6, 7, and 8)	(10,000)		24,759		4			4	(4)
Share-based compensation under employee and director benefit plans (Note 7)			77,023	1	3,091			3,092		3,092
Dividend equivalents (Note 7)							(179)	(179)		(179)
Dividends and distributions							(52,249)	(52,249)	(32,328)	(84,577)

Net income							28,560	28,560	16,832	45,392
Other comprehensive income (Note 5):
Unrealized gain on interest rate instruments and other						1,747		1,747	2,533	4,280
Reclassification adjustment for amounts recognized in net income:
Impairment loss on marketable securities						1,112		1,112	554	1,666
Other						421		421	210	631
Total comprehensive income								$31,840	$20,129	$51,969
Balance, June 30, 2009	33,899,235	$26	53,120,769	$531	$559,240	$(26,498)	$(749,965)	$(216,666)	$(73,237)	$(289,903)

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Six Months Ended June 30
	2009	2008
Cash Flows From Operating Activities:
Net income	$45,392	$44,930
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,351	71,514
Provision for bad debts	3,114	2,383
Gains on sales of land		(2,192)
Impairment loss on marketable securities	1,666
Other	4,913	4,498
Increase (decrease) in cash attributable to changes in assets and liabilities:
Receivables, deferred charges, and other assets	3,101	3,965
Accounts payable and other liabilities	(18,786)	(23,201)
Net Cash Provided By Operating Activities	$111,751	$101,897

Cash Flows From Investing Activities:
Additions to properties	$(24,824)	$(54,480)
Funding of The Mall at Studio City escrow		(54,334)
Proceeds from sales of land		5,274
Repayment of note receivable	4,500
Contributions to Unconsolidated Joint Ventures	(1,445)	(5,998)
Distributions from Unconsolidated Joint Ventures in excess of income	5,060	61,605
Other	868	(1,936)
Net Cash Used In Investing Activities	$(15,841)	$(49,869)

Cash Flows From Financing Activities:
Debt proceeds	$871	$333,503
Debt payments	(38,378)	(259,951)
Debt issuance costs		(3,425)
Issuance of common stock and/or partnership units in connection with incentive plans	(1,204)	2,615
Distributions to noncontrolling interests in TRG (Note 1)	(32,328)	(85,144)
Distributions to participating securities of TRG	(836)	(723)
Cash dividends to preferred shareowners	(7,317)	(7,317)
Cash dividends to common shareowners	(66,092)	(43,754)
Other	(980)	(1,423)
Net Cash Used In Financing Activities	$(146,264)	$(65,619)

Net Decrease In Cash and Cash Equivalents	$(50,354)	$(13,591)

Cash and Cash Equivalents at Beginning of Period	62,126	47,166

Cash and Cash Equivalents at End of Period	$11,772	$33,575

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Interim Financial Statements

General

Taubman Centers, Inc. (the Company or TCO) is a Michigan corporation that operates as a self-administered and self-managed real estate investment trust (REIT). The Taubman Realty Group Limited Partnership (Operating Partnership or TRG) is a majority-owned partnership subsidiary of TCO that owns direct or indirect interests in all of the company’s real estate properties. In this report, the “Company" refers to TCO, the Operating Partnership, and/or the Operating Partnership's subsidiaries as the context may require. The Company engages in the ownership, management, leasing, acquisition, disposition, development, and expansion of regional and super-regional retail shopping centers and interests therein. The Company’s owned portfolio as of June 30, 2009 included 23 urban and suburban shopping centers in ten states.

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

Ownership

In addition to the Company’s common stock, there are three classes of preferred stock (Series B, G, and H) outstanding as of June 30, 2009. Dividends on the 8% Series G and 7.625% Series H Preferred Stock are cumulative and are paid on the last day of each calendar quarter. The Company owns corresponding Series G and Series H Preferred Equity interests in the Operating Partnership that entitle the Company to income and distributions (in the form of guaranteed payments) in amounts equal to the dividends payable on the Company’s Series G and Series H Preferred Stock.

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

The Operating Partnership

At June 30, 2009, the Operating Partnership’s equity included three classes of preferred equity (Series F, G, and H) and the net equity of the partnership unitholders. Net income and distributions of the Operating Partnership are allocable first to the preferred equity interests, and the remaining amounts to the general and limited partners in the Operating Partnership in accordance with their percentage ownership. The Series G and Series H Preferred Equity are owned by the Company and are eliminated in consolidation. The Series F Preferred Equity is owned by an institutional investor and accounted for as a noncontrolling interest of the Company.

The Company's ownership in the Operating Partnership at June 30, 2009 consisted of a 67% managing general partnership interest, as well as the Series G and H Preferred Equity interests. The Company's average ownership percentage in the Operating Partnership for both the six months ended June 30, 2009 and 2008 was 67%. At June 30, 2009, the Operating Partnership had 79,558,454 units of partnership interest outstanding, of which the Company owned 53,120,769 units.

Noncontrolling Interests

Background and Reclassifications

On January 1, 2009, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 160 "Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin (ARB) No. 51.” This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (previously referred to as a minority interest) in a subsidiary. SFAS No. 160 generally requires noncontrolling interests to be treated as a separate component of equity (not as a liability or other item outside of permanent equity) and consolidated net income and comprehensive income to include the noncontrolling interest’s share. The calculation of earnings per share continues to be based on income amounts attributable to the parent. SFAS No. 160 also establishes a single method of accounting for transactions that change a parent's ownership interest in a subsidiary by requiring that all such transactions be accounted for as equity transactions if the parent retains its controlling financial interest in the subsidiary. This Statement also amends certain of ARB 51's consolidation procedures for consistency with the requirements of SFAS No. 141 (Revised) "Business Combinations" and eliminates the requirement to apply purchase accounting to a parent’s acquisition of noncontrolling ownership interests in a subsidiary.

The consolidated financial statements presented include reclassifications to previously reported amounts to conform to the presentation requirements of SFAS No. 160. These reclassifications did not affect the amounts previously reported as net income (loss) attributable to common shareowners or earnings per share.

Presentation

As of June 30, 2009 and December 31, 2008, noncontrolling interests in the Company are comprised of the ownership interests of (1) noncontrolling interests in the Operating Partnership and (2) the noncontrolling interests in joint ventures controlled by the Company through ownership or contractual arrangements. Upon adoption of SFAS No. 160, balances attributable to these noncontrolling interests, including amounts previously included in Deferred Charges and Other Assets, were reclassified to become a separate component of equity as of all dates presented with the exception of the noncontrolling interest in Taubman Asia, which is carried at zero (see Taubman Asia below). Also, consolidated net income and comprehensive income were reclassified to include the amounts attributable to the noncontrolling interests. These noncontrolling interests reported in equity are not subject to any mandatory redemption requirements or other redemption features outside of the Company's control that would result in presentation outside of permanent equity pursuant to Topic No. D-98 "Classification and Measurement of Redeemable Securities" and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

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

Upon adoption of SFAS No. 160, the interests of the noncontrolling unitholders of the Operating Partnership and the outside partners with net equity balances in the consolidated joint ventures of less than zero generally no longer need to be carried at zero balances in the Company’s Consolidated Balance Sheet and this previous income allocation methodology described above is generally no longer applicable. However, as the new measurement provisions of SFAS No. 160 are applicable beginning with the January 1, 2009 adoption date, the interests of these noncontrolling interests for prior periods have not been remeasured.

The net equity balance of the noncontrolling interests as of June 30, 2009 and December 31, 2008 includes the following:

	2009	2008
Noncontrolling interests:
Noncontrolling interests in consolidated joint ventures	$(90,579)	$(90,251)
Noncontrolling interests in TRG	(11,875)
Preferred equity of TRG	29,217	29,217
	$(73,237)	$(61,034)

Net income attributable to the noncontrolling interests for the three months ended June 30, 2009 and June 30, 2008 includes the following:

	2009	2008
Net income attributable to noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	$2,033	$1,130
Distributions in excess of noncontrolling share of income of consolidated joint ventures		4,258
TRG Series F preferred distributions	615	615
Noncontrolling share of income of TRG	5,290	4,505
Distributions in excess of noncontrolling share of income of TRG		6,513
	$7,938	$17,021

Net income attributable to the noncontrolling interests for the six months ended June 30, 2009 and June 30, 2008 includes the following:

	2009	2008
Net income attributable to noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	$3,726	$2,306
Distributions in excess of noncontrolling share of income of consolidated joint ventures		6,395
TRG Series F preferred distributions	1,230	1,230
Noncontrolling share of income of TRG	11,876	10,421
Distributions in excess of noncontrolling share of income of TRG		11,618
	$16,832	$31,970

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Pro forma results

Net income attributable to Taubman Centers, Inc. common shareowners for the three and six months ended June 30, 2009 would have been $1.6 million and $6.1 million, respectively, or $0.03 and $0.11 per common share, respectively, if accounted for under the previous method of accounting for noncontrolling interests.

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

Finite Life Entities

SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. At June 30, 2009, the Company held controlling interests in consolidated entities with specified termination dates in 2081 and 2083. The noncontrolling owners’ interests in these entities are to be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entity. The estimated fair value of these noncontrolling interests was approximately $110.8 million at June 30, 2009, compared to a book value of $(95.9) million, which is classified in Noncontrolling Interests in the Company’s Consolidated Balance Sheet.

Restructuring

In 2009, in response to the decreased level of active projects due to the downturn in the economy, the Company reduced its workforce by about 40 positions, primarily in areas that directly or indirectly affect its development initiatives in the U.S. and Asia. A restructuring charge of $2.6 million was recorded in 2009, which primarily represents the cost of terminations of personnel.

Subsequent Events

The Company has evaluated whether any subsequent events have occurred up through the time of issuing these financial statements on August 4, 2009.

Note 2 – Income Taxes

The Company is subject to corporate level federal, state, and foreign income taxes in its taxable REIT subsidiaries and state income taxes in certain partnership subsidiaries, which are provided for in the Company’s financial statements. The Company's deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. The Company’s temporary differences primarily relate to deferred compensation and depreciation. As of June 30, 2009, the Company had a net federal, state, and foreign deferred tax asset of $3.1 million, after a valuation allowance of $6.0 million. As of December 31, 2008, the net federal, state, and foreign deferred tax asset was $2.9 million, after a valuation allowance of $6.9 million.

 TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Additional information regarding the Company’s current and deferred tax provision is provided below:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Federal and state expense – current	$362	$192	$680	$392
Federal and state expense (benefit) – deferred	(164)	58	(212)	48
	$198	$250	$468	$440

The Company had no unrecognized tax benefits as defined by FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” as of June 30, 2009. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of June 30, 2009. The Company has no interest or penalties relating to income taxes recognized in the Consolidated Statement of Operations for the three or six months ended June 30, 2009 or in the Consolidated Balance Sheet as of June 30, 2009. As of June 30, 2009, returns for the calendar years 2005 through 2008 remain subject to examination by U.S. and various state and foreign tax jurisdictions.

Note 3 – Investments in Unconsolidated Joint Ventures

General Information

The Company owns beneficial interests in joint ventures that own shopping centers. The Operating Partnership is the direct or indirect managing general partner or managing member of these Unconsolidated Joint Ventures, except for the ventures that own Arizona Mills, The Mall at Millenia, and Waterside Shops (Waterside).

Shopping Center	Ownership as of June 2009 and December 31, 2008
Arizona Mills	50%
Fair Oaks	50
The Mall at Millenia	50
Stamford Town Center	50
Sunvalley	50
Waterside Shops	25
Westfarms	79

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	June 30 2009	December 31 2008
Assets:
Properties	$1,090,505	$1,087,341
Accumulated depreciation and amortization	(381,331)	(366,168)
	$709,174	$721,173
Cash and cash equivalents	19,196	28,946
Accounts and notes receivable, less allowance for doubtful accounts of $2,406 and $1,419 in 2009 and 2008	18,560	26,603
Deferred charges and other assets	19,904	20,098
	$766,834	$796,820

Liabilities and accumulated deficiency in assets:
Notes payable	$1,098,370	$1,103,903
Accounts payable and other liabilities	42,235	61,570
TRG's accumulated deficiency in assets	(203,175)	(201,466)
Unconsolidated Joint Venture Partners' accumulated deficiency in assets	(170,596)	(167,187)
	$766,834	$796,820

TRG's accumulated deficiency in assets (above)	$(203,175)	$(201,466)
Contribution payable		(1,005)
TRG basis adjustments, including elimination of intercompany profit	71,003	71,623
TCO's additional basis	65,667	66,640
Net Investment in Unconsolidated Joint Ventures	$(66,505)	$(64,208)
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures	155,141	154,141
Investment in Unconsolidated Joint Ventures	$88,636	$89,933

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008

Revenues	$63,654	$63,497	$129,744	$127,571
Maintenance, taxes, utilities, and other operating expenses	$23,363	$22,470	$46,368	$45,130
Interest expense	16,120	16,272	32,068	32,144
Depreciation and amortization	9,757	9,497	18,960	18,814
Total operating costs	$49,240	$48,239	$97,396	$96,088
Nonoperating income	3	160	57	479
Net income	$14,417	$15,418	$32,405	$31,962

Net income attributable to TRG	$8,005	$8,461	$18,265	$17,719
Realized intercompany profit, net of depreciation on TRG's basis adjustments	849	516	1,234	979
Depreciation of TCO's additional basis	(486)	(486)	(973)	(973)
Equity in income of Unconsolidated Joint Ventures	$8,368	$8,491	$18,526	$17,725

Beneficial interest in Unconsolidated Joint Ventures' operations:
Revenues less maintenance, taxes, utilities, and other operating expenses	$22,536	$22,644	$46,484	$45,758
Interest expense	(8,369)	(8,457)	(16,653)	(16,719)
Depreciation and amortization	(5,799)	(5,696)	(11,305)	(11,314)
Equity in income of Unconsolidated Joint Ventures	$8,368	$8,491	$18,526	$17,725

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The estimated fair value of the Unconsolidated Joint Ventures’ notes payable was $1.1 billion at June 30, 2009 and December 31, 2008 (Note 10).

Note 4 – Beneficial Interest in Debt and Interest Expense

The Operating Partnership's beneficial interest in the debt, capital lease obligations, capitalized interest, and interest expense of its consolidated subsidiaries and its Unconsolidated Joint Ventures is summarized in the following table. The Operating Partnership's beneficial interest in the consolidated subsidiaries excludes debt and interest related to the noncontrolling interests in Cherry Creek Shopping Center (50%), International Plaza (49.9%), The Pier Shops (22.5%), The Mall at Wellington Green (10%), and MacArthur Center (5%).

	At 100%		At Beneficial Interest
	Consolidated Subsidiaries	Unconsolidated Joint Ventures	Consolidated Subsidiaries	Unconsolidated Joint Ventures
Debt as of:
June 30, 2009	$2,758,938	$1,098,370	$2,399,828	$563,139
December 31, 2008	2,796,821	1,103,903	2,437,590	566,437

Capital lease obligations as of:
June 30, 2009	$1,494	$85	$1,490	$43
December 31, 2008	2,474	167	2,467	84

Capitalized interest:
Six months ended June 30, 2009	$598	$23	$588	$11
Six months ended June 30, 2008	4,890	73	4,824	60

Interest expense:
Six months ended June 30, 2009	$72,706	$32,068	$62,898	$16,653
Six months ended June 30, 2008	72,954	32,144	63,219	16,719

Debt Covenants and Guarantees

Certain loan agreements contain various restrictive covenants, including a minimum net worth requirement, a maximum payout ratio on distributions, a minimum debt yield ratio, a maximum leverage ratio, minimum interest coverage ratios, and a minimum fixed charges coverage ratio, the latter being the most restrictive. The Operating Partnership is in compliance with all of its covenants as of June 30, 2009. The maximum payout ratio on distributions covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain the Company's tax status, pay preferred distributions, and for distributions related to the sale of certain assets.

Payments of principal and interest on the loans in the following table are guaranteed by the Operating Partnership as of June 30, 2009.

Center	Loan Balance as of 6/30/09	TRG's Beneficial Interest in Loan Balance as of 6/30/09	Amount of Loan Balance Guaranteed by TRG as of 6/30/09	% of Loan Balance Guaranteed by TRG	% of Interest Guaranteed by TRG
	(in millions of dollars)
Dolphin Mall	124.0	124.0	124.0	100%	100%
Fairlane Town Center	80.0	80.0	80.0	100%	100%
Twelve Oaks Mall	-	-	-	100%	100%

The Operating Partnership has also guaranteed certain obligations of Partridge Creek, which is encumbered by a $73.7 million recourse construction loan.

The Company is required to escrow cash balances for specific uses stipulated by certain of its lenders. As of June 30, 2009 and December 31, 2008, the Company’s cash balances restricted for these uses were $2.6 million and $2.9 million, respectively. Such amounts are included within Cash and Cash Equivalents in the Company’s Consolidated Balance Sheet.

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

As of June 30, 2009, the Company has exposure to three outstanding derivatives. Two of the derivatives are receive-variable/pay-fixed interest rate swaps held by 50% owned Unconsolidated Joint Ventures that have a total notional balance of $280 million. The third derivative is a receive-variable/pay-fixed interest rate swap held by a 50.1% owned consolidated joint venture with a total notional balance of $325 million. All three of the swaps have been designated and are expected to be effective as cash flow hedges of the interest payments on the associated debt.

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

The Company expects that approximately $14.9 million of the AOCI of Taubman Centers, Inc. and the noncontrolling interests will be reclassified from AOCI and recognized as a reduction of income in the following 12 months.

As of June 30, 2009 the Company had $4.5 million of net realized losses included in AOCI resulting from discontinued cash flow hedges related to settled derivative instruments that are being recognized as a reduction of income over the term of the hedged debt.

The tables below present the effect of derivative instruments on the Company’s Consolidated Statement of Operations for the three and six months ended June 30, 2009 and June 30, 2008. The tables include the location and amount of unrealized gains and losses on outstanding derivative instruments in cash flow hedging relationships and the location and amount of realized losses reclassified from AOCI into income resulting from settled derivative instruments associated with hedged debt.

 TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During the three months ended June 30, 2009 and June 30, 2008, the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
	Three Months Ended June 30			Three Months Ended June 30
	2009	2008		2009	2008
Derivatives in SFAS No. 133 cash flow hedging relationships:

Interest rate contract – consolidated subsidiaries	$2,582	$8,501	Interest Expense	$(2,830)	$(976)

Interest rate contracts – UJVs	1,167	3,843	Equity in Income of UJVs	(905)	(136)

Total derivatives in SFAS No. 133 cash flow hedging relationships	$3,749	$12,344		$(3,735)	$(1,112)

Realized losses on settled cash flow hedges:

Interest rate contracts – consolidated subsidiaries			Interest Expense	$(222)	$(222)

Interest rate contract – UJVs			Equity in Income of UJVs	(94)	(94)

Total realized losses on settled cash flow hedges				$(316)	$(316)

During the six months ended June 30, 2009 and June 30, 2008, the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
	Six Months Ended June 30			Six Months Ended June 30
	2009	2008		2009	2008
Derivatives in SFAS No. 133 cash flow hedging relationships:

Interest rate contract – consolidated subsidiaries	$3,336	$(1,809)	Interest Expense	$(5,501)	$(1,137)

Interest rate contracts – UJVs	1,130	2,569	Equity in Income of UJVs	(1,774)	(148)

Total derivatives in SFAS No. 133 cash flow hedging relationships	$4,466	$ 760		$(7,275)	$(1,285)

Realized losses on settled cash flow hedges:

Interest rate contracts – consolidated subsidiaries			Interest Expense	$(443)	$(443)

Interest rate contract – UJVs			Equity in Income of UJVs	(188)	(188)

Total realized losses on settled cash flow hedges				$(631)	$(631)

The Company records all derivative instruments at fair value in the Consolidated Balance Sheet. The following table presents the location and fair value of the Company’s derivative financial instruments as reported in the Consolidated Balance Sheet as of June 30, 2009 and December 31, 2008. As of June 30, 2009 and December 31, 2008 the Company does not have any derivatives in an asset position.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

		Liability Derivatives
	Consolidated Balance Sheet Location	June 30 2009	December 31 2008
Derivatives designated as hedging instruments under SFAS No. 133:

Interest Rate Contract – consolidated subsidiaries	Accounts Payable andAccrued Liabilities	$13,851	$17,188

Interest Rate Contracts – UJVs	Investment in UJVs	4,844	5,974

Total designated as hedging instruments under SFAS No. 133		$18,695	$23,162

Total Derivatives		$18,695	$23,162

Contingent Features

As of June 30, 2009 and December 31, 2008, all three of the Company's outstanding derivatives contain provisions that state if the hedged entity defaults on any of its indebtedness in excess of $1 million, then the derivative obligation could also be declared in default. In addition, one of the three outstanding derivatives contains a provision that if the Operating Partnership defaults on any of its indebtedness in excess of $1 million, then the derivative obligation could also be declared in default.

As of June 30, 2009 and December 31, 2008 the fair value of derivative instruments with credit-risk-related contingent features that are in a liability position was $18.7 million and $23.2 million. As of June 30, 2009 and December 31, 2008, the Company was not required to post any collateral related to these agreements. If the Company breached any of these provisions it would be required to settle its obligations under the agreements at their fair value.

Note 6 – Equity Transactions

The following schedule presents the effects of changes in Taubman Centers, Inc.’s ownership interest in consolidated subsidiaries on Taubman Centers, Inc.’s equity:

	Six Months Ended June 30,
	2009	2008
Net income attributable to Taubman Centers, Inc. common shareowners	$20,407	$4,920
Transfers (to) from the noncontrolling interest –
Increase in Taubman Centers, Inc.’s paid-in capital for the acquisition of additional units of TRG under the Continuing Offer	(4)
Net transfers (to) from noncontrolling interests	(4)
Change from net income attributable to Taubman Centers, Inc.
and transfers (to) from noncontrolling interests	$20,403	$4,920

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Under the 2008 Omnibus Plan, in arriving at the amount of shares or operating partnership units available for future grants, the actual number of restricted stock units, performance share units and unrestricted shares granted are deducted at a ratio of 2.85. Options are deducted on a one-for-one basis. The amount available for future grants is adjusted when the number of contingently issuable shares or units are settled, for grants that are forfeited, and for options that expire without being exercised.

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

The compensation cost charged to income for the Company’s share-based compensation plans was $1.9 million and $3.6 million for the three and six months ended June 30, 2009, respectively. The compensation cost charged to income for the Company’s share-based compensation plans was $1.9 million and $4.0 million for the three and six months ended June 30, 2008, respectively. Compensation cost capitalized as part of properties and deferred leasing costs was approximately $0.1 million for both the three and six months ended June 30, 2009, respectively, and $0.2 million and $0.5 million for the three and six months ended June 30, 2008, respectively.

Options

In 2009, options were granted pursuant to the 2008 Omnibus Plan to purchase units of limited partnership interests in TRG, which are exchangeable for new shares of the Company’s stock under the Continuing Offer (Note 8). The options have ten-year contractual terms. The 1.4 million options granted in the first quarter of 2009 vest at any such time that the closing price of the Company’s common stock, as quoted on the New York Stock Exchange, is $30 or greater for ten consecutive trading days. Due to the lack of an explicit service requirement for vesting, a “derived service period” of 4 years was determined to establish the period over which the value of the options would be recognized on a straight-line basis. If the vesting condition is ultimately satisfied at an earlier date than initially anticipated, any unrecognized compensation cost will be recognized immediately on the date of satisfaction of the vesting condition.

The Company estimated the value of the options granted during the first quarter 2009 using a Monte Carlo simulation based on the following assumptions and resulting in the grant date fair value shown below:

2009
Expected volatility	29.61%
Expected dividend yield	8.00%
Risk-free interest rate	2.83%
Weighted average grant-date fair value	$1.35

In addition, the Company granted 40,000 options in the second quarter of 2009 and estimated the value of the options granted using a Black-Scholes valuation model assuming an expected volatility of 40.65%, an expected dividend yield of 7.00%, an expected term of six years, and a risk free interest rate of 2.57%, resulting in a grant-date fair value of $5.04. These options vest one third each year over three years, if continuous service has been provided or upon retirement or certain other events if earlier.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of option activity for the six months ended June 30, 2009 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Range of Exercise Prices
Outstanding at January 1, 2009	1,350,477	$39.73	7.2	$29.38 - $55.90
Granted	1,439,135	14.13
Outstanding at June 30, 2009	2,789,612	$26.52	8.2	$13.83 - $55.90

Fully vested options at June 30, 2009	721,148	$40.62	6.7

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

The Company estimated the value of the PSU granted during the six months ended June 30, 2009 using a Monte Carlo simulation based on the following assumptions and resulting in the grant date fair value shown below. When used in the simulation, the value of the Company’s stock at the grant date was reduced by the discounted present value of expected dividends during the vesting period.

2009
Expected volatility	42.53%
Risk-free interest rate	1.3%
Weighted average grant-date fair value	$15.60

A summary of PSU activity for the six months ended June 30, 2009 is presented below:

Outstanding at January 1, 2009	-
Granted	196,943
Outstanding at June 30, 2009	196,943

None of the PSU outstanding at June 30, 2009 were vested.

Restricted Share Units

In 2009, restricted share units (RSU) were issued under the 2008 Omnibus Plan and represent the right to receive upon vesting one share of the Company’s common stock. The 2009 RSU vest three years from the grant date if continuous service has been provided for that period, or upon retirement or certain other events if earlier. No dividends accumulate during the vesting period.

The Company estimated the value of the RSU granted during the six months ended June 30, 2009 using the Company’s common stock price at the grant date deducting the present value of expected dividends during the vesting period using a risk-free rate of 1.3%. The result of the Company’s valuation was a weighted average grant-date fair value of $8.99.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

A summary of RSU activity for the six months ended June 30, 2009 is presented below:

Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2009	334,878	$48.57
Granted	368,588	8.99
Redeemed	(118,824)	40.38
Forfeited	(14,217)	40.17
Outstanding at June 30, 2009	570,425	24.91

Based on an analysis of historical employee turnover, the Company has made an annual forfeiture assumption of 2.4% of grants when recognizing compensation costs relating to the RSU. None of the RSU outstanding at June 30, 2009 were vested.

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

Based on a market value at June 30, 2009 of $26.86 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $683 million. The purchase of these interests at June 30, 2009 would have resulted in the Company owning an additional 32% interest in the Operating Partnership.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In April 2009, two restaurant owners, their two restaurants, and their principal filed a lawsuit in United States District Court for the Eastern District of Pennsylvania (Case No. CV01619) against Atlantic Pier Associates LLC ("APA", the owner of The Pier Shops at Caesars), TRG, Taubman Centers, Inc., the owners of APA and certain affiliates of such owners, and a former employee of one of such affiliates. The plaintiffs are alleging the defendants misrepresented and concealed the status of certain tenant leases at The Pier Shops and that such status was relied upon by the plaintiffs in making decisions about their own leases. The plaintiffs are seeking damages exceeding $20 million, rescission of their leases, exemplary or punitive damages, costs and expenses, attorney’s fees, return of certain rent, and other relief as the court may determine. The lawsuit is in its early legal stages and the Company is vigorously defending it. The outcome of this lawsuit cannot be predicted with any certainty and management is currently unable to estimate an amount or range of potential loss that could result if an unfavorable outcome occurs. While management does not believe that an adverse outcome in the lawsuit would have a material adverse effect on the Company's financial condition, there can be no assurance that an adverse outcome would not have a material effect on the Company's results of operations for any particular period.

On January 27, 2009, the Appellate Division of the Supreme Court of the State of New York, Second Department, reversed the Supreme Court’s order directing the Town Board of the Town of Oyster Bay to issue a special use permit for the construction of The Mall at Oyster Bay. The court also held that the Town Board's request for a supplemental environmental impact statement was proper. In June 2009, the Court of Appeals of the State of New York denied the Company's motion for leave to appeal the January 2009 decision of the Appellate Division of the Supreme Court of the State of New York. The Company is evaluating the court's decision and reviewing the Company's options. The Company is expensing costs relating to Oyster Bay until it is probable that it will be able to successfully move forward with a project. The Company began expensing carrying costs as incurred in the fourth quarter of 2008.The Company’s capitalized investment in the project as of June 30, 2009 is $39.8 million, consisting of land and site improvements. If the Company is ultimately unsuccessful in obtaining the right to build the center, it is uncertain whether the Company would be able to recover the full amount of this capitalized investment through alternate uses of the land.

In November 2007, three developers of a project called Blue Back Square (BBS) in West Hartford, Connecticut, filed a lawsuit in the Connecticut Superior Court, Judicial District of Hartford at Hartford (Case No. CV-07-5014613-S) against the Company, the Westfarms Unconsolidated Joint Venture, and its partners and its subsidiary, alleging that the defendants (i) filed or sponsored vexatious legal proceedings and abused legal process in an attempt to thwart the development of the BBS project, (ii) interfered with contractual relationships with certain tenants of BBS, and (iii) violated Connecticut fair trade law. The lawsuit alleges damages in excess of $30 million and seeks double and treble damages and punitive damages. Also in early November 2007, the Town of West Hartford and the West Hartford Town Council filed a substantially similar lawsuit against the same entities in the same court (Case No. CV-07-5014596-S). The second lawsuit did not specify any particular amount of damages but similarly requests double and treble damages and punitive damages. The lawsuits are being vigorously defended. The outcome of these lawsuits cannot be predicted with any certainty and management is currently unable to estimate an amount or range of potential loss that could result if an unfavorable outcome occurs. While management does not believe that an adverse outcome in either lawsuit would have a material adverse effect on the Company’s financial condition, there can be no assurance that an adverse outcome would not have a material effect on the Company’s results of operations for any particular period.

See Note 1 regarding the put option held by the noncontrolling member in Taubman Asia, Note 4 for the Operating Partnership's guarantees of certain notes payable and other obligations, Note 5 for contingent features relating to derivative instruments, and Note 7 for obligations under existing share-based compensation plans.

Note 9 – Earnings Per Share

Basic earnings per share amounts are based on the weighted average of common shares outstanding for the respective periods. Diluted earnings per share amounts are based on the weighted average of common shares outstanding plus the dilutive effect of potential common stock. Potential common stock includes outstanding partnership units exchangeable for common shares under the Continuing Offer (Note 8), outstanding options for units of partnership interest, PSU, RSU, deferred shares under the Non-Employee Directors’ Deferred Compensation Plan (Note 7), and unissued partnership units under a unit option deferral election. In computing the potentially dilutive effect of potential common stock, partnership units are assumed to be exchanged for common shares under the Continuing Offer, increasing the weighted average number of shares outstanding. The potentially dilutive effects of partnership units outstanding and/or issuable under the unit option deferral elections are calculated using the if-converted method, while the effects of other potential common stock are calculated using the treasury method. Contingently issuable shares are included in diluted EPS based on the number of shares, if any, that would be issuable if the end of the reporting period were the end of the contingency period.

 TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of June 30, 2009, there were 8.7 million partnership units outstanding and 0.9 million unissued partnership units under unit option deferral elections that may be exchanged for common shares of the Company under the Continuing Offer. These outstanding partnership units and unissued units were excluded from the computation of diluted earnings per share as they were anti-dilutive in all periods presented.

In 2009, the Company adopted SFAS 160. See “Note 1 –  Interim Financial Statements – Noncontrolling Interests – Pro forma results,” for a calculation of what net income attributable to Taubman Centers, Inc. common shareowners and earnings per common share would have been under the accounting previous to SFAS 160.

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Net income attributable to Taubman Centers, Inc. common shareowners (Numerator):
Basic	$8,908	$373	$20,407	$4,920
Impact of additional ownership in TRG	36		55
Diluted	$8,944	$373	$20,462	$4,920

Shares (Denominator) – basic	53,120,769	52,859,653	53,093,988	52,767,430
Effect of dilutive securities	546,099	572,321	372,575	580,802
Shares (Denominator) – diluted	53,666,868	53,431,974	53,466,563	53,348,232

Earnings per common share –
Basic and diluted	$0.17	$0.01	$0.38	$0.09

Note 10 – Fair Value Disclosures

This note contains required fair value disclosures for financial instruments carried at other than fair value, financial instruments regularly remeasured at fair value, and assumptions employed in deriving these fair values. The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash and Cash Equivalents

The carrying value of cash and cash equivalents, accounts and notes receivable, and accounts payable and accrued liabilities approximates fair value due to the short maturity of these instruments.

Notes Payable

The fair value of notes payable is estimated based on quoted market prices, if available. If no quoted market prices are available, the fair value of mortgages and other notes payable are estimated using cash flows discounted at current market rates. When selecting discount rates for purposes of estimating the fair value of mortgage and other notes at June 30, 2009 and December 31, 2008, the Company employed the credit spreads at which the debt was originally issued plus an additional 2% credit spread to account for current market conditions. This additional spread is an estimate and is not necessarily indicative of what the Company could obtain in the market at the reporting date. The Company does not believe that the use of different interest rate assumptions would have resulted in a materially different fair value of mortgage and other notes payable as of June 30, 2009 or December 31, 2008. To further assist financial statement users, the Company has included with its fair value disclosures an analysis of interest rate sensitivity.

Community Development District Obligation

One shopping center pays annual special assessment levies of a Community Development District (CDD), which provided certain infrastructure assets and improvements. As the amount and period of the special assessments were determinable, the Company capitalized the infrastructure assets and improvements and recognized an obligation for the future special assessments to be levied. At June 30, 2009 and December 31, 2008, the book value of the infrastructure assets and improvements, net of depreciation, was $47.0 million and $49.1 million, respectively.  The related obligation is classified as an accrued liability and had a balance of $63.9 million at June 30, 2009 and December 31, 2008. The fair value of this obligation, derived from quoted market prices, was $45.1 million at June 30, 2009 and $51.2 million at December 31, 2008.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Derivative Instruments

The fair value of interest rate hedging instruments is the amount that the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the reporting date. The Company’s valuation of its derivative instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative and therefore fall into level 2 of the fair value hierarchy. The valuation reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward curves. The fair value of interest rate hedging instruments also incorporates a credit valuation adjustment to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk.

Marketable securities

The Company's valuations of marketable securities, which are considered to be available-for-sale, and an insurance deposit utilize unadjusted quoted prices determined by active markets for the specific securities the Company has invested in, and therefore fall into Level 1 of the fair value hierarchy.

Fair Values

The estimated fair values of notes payable at June 30, 2009 and December 31, 2008 are as follows:

	2009		2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable	$2,758,938	$2,704,686	$2,796,821	$2,871,252

The fair value of the notes payable is dependent on the interest rates employed used in estimating the value. An overall 1% increase in rates employed in making these estimates would have decreased the fair value of the debt shown above at June 30, 2009 by $96 million or 3.6%.

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

Fair Value Measurements at June 30, 2009 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs(Level 2)
Available-for-sale securities	$4,152
Insurance deposit	9,753
Total assets	$13,905

Derivative interest rate contract (Note 5)		$(13,851)
Total liabilities		$(13,851)

The insurance deposit shown above represents an escrow account maintained in connection with a property and casualty insurance arrangement for the Company’s shopping centers, and is classified within Deferred Charges and Other Assets. Corresponding deferred revenue relating to amounts billed to tenants for this arrangement has been classified within Accounts Payable and Other Liabilities.

The available-for-sale securities shown above include $1.2 million of marketable securities that represent shares in a Vanguard REIT fund that were purchased to facilitate a tax efficient structure for the 2005 disposition of Woodland mall. The Company concluded this quarter that the decrease in value is other than temporary, and therefore recognized a $1.7 million impairment loss in the second quarter of 2009.

See Note 3 regarding the fair value the Unconsolidated Joint Ventures’ notes payable and Note 5 regarding the fair value of derivatives.

 TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11 – New Accounting Pronouncements

In June 2009, the FASB issued Statement No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.” This Statement establishes the FASB Accounting Standards Codification, which will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This Statement also amends FASB Statement No. 162 “The Hierarchy of Generally Accepted Accounting Principles” to include only two levels of GAAP: authoritative and nonauthoritative. Statement No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company anticipates this Statement will not have an effect on its results of operations or financial position as this Statement only codifies existing accounting standards and will not change GAAP.

In June 2009, the FASB issued Statement No. 167 “Amendments to FASB Interpretation No. 46(R).” This Statement amends Interpretation 46(R) to eliminate certain scope exceptions previously permitted, provides additional guidance for determining whether an entity is a variable interest entity, and requires companies to more frequently reassess whether they must consolidate variable interest entities. Statement No. 167 also replaces the quantitative approach to determining the primary beneficiary of a variable interest entity previously required with a requirement for an enterprise to perform a qualitative analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. Statement No. 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently evaluating the application of this Statement and anticipates this Statement will not have an effect on its results of operations or financial position, as the Company does not currently have any variable interest or interests that give it a controlling financial interest in a variable interest entity in accordance with Statement No. 167.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs concerning future events, including the following: statements regarding future developments and joint ventures, rents, returns, and earnings; statements regarding the continuation of trends; and any statements regarding the sufficiency of our cash balances and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs. We caution that although forward-looking statements reflect our good faith beliefs and reasonable judgment based upon current information, these statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, because of risks, uncertainties, and factors including, but not limited, to the ongoing U.S. recession, the existing global credit and financial crisis and other changes in general economic and real estate conditions, changes in the interest rate environment and the availability of financing, and adverse changes in the retail industry. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future. Other risks and uncertainties are detailed from time to time in reports filed with the SEC, and in particular those set forth under “Risk Factors” in our most recent Annual Report on Form 10-K. The following discussion should be read in conjunction with the accompanying consolidated financial statements of Taubman Centers, Inc. and the notes thereto.

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

Current Operating Trends

The real estate industry continues to face very difficult times due to the current recession and tough capital market and retail environment. There continues to be considerable uncertainty as to how severe the current recession may be and how long it may continue. We continue to expect a negative impact on our business in 2009, and we expect that the economy will continue to strain the resources of our tenants and their customers. In addition, a number of regional and national retailers have announced store closings or filed for bankruptcy. During the six months ended June 30, 2009, 2.0% of our tenants sought the protection of the bankruptcy laws, compared to 1.3% in the comparable period in 2008. It is difficult to predict when the environment will improve.

We are also seeing the impact of the current recession on our tenants’ sales, which continued to decrease during the quarter. However, we are hopeful there will be some moderation in the sales decline later in the year, given the severity of the downturn that began in September 2008. Our mall tenants reported a 11.2% decrease in sales per square foot in the second quarter of 2009 from the same period in 2008, while year to date sales per square foot decreased 12.3%. For the twelve month period ended June 30, 2009, mall tenant sales per square foot decreased by 9.8% to $508 per square foot. Tenant sales and sales per square foot information are operating statistics used in measuring the productivity of the portfolio and are based on reports of sales furnished by mall tenants. Over the long term, the level of mall tenant sales is the single most important determinant of revenues of the shopping centers because mall tenants provide approximately 90% of these revenues and because mall tenant sales determine the amount of rent, percentage rent, and recoverable expenses (together, total occupancy costs) that mall tenants can afford to pay. However, levels of mall tenant sales can be considerably more volatile in the short run than total occupancy costs, and may be impacted significantly, either positively or negatively, by the success or lack of success of a small number of tenants or even a single tenant.

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

While sales are critical over the long term, the high quality regional mall business has historically been a very stable business model with its diversity of income from thousands of tenants, its staggered lease maturities, and high proportion of fixed rent. However, a sustained trend in sales does impact, either negatively or positively, our ability to lease vacancies and negotiate rents at advantageous rates. While weakness in the U.S. economy continues to impact retailers, nevertheless, leasing continues to be active with retailers planning openings for 2010 and 2011 when they expect conditions to improve.

In the second quarter of 2009, ending occupancy was 88.6% compared to 90.1% in the second quarter of 2008. This decline is largely due to three big box anchor store locations, which are part of national bankruptcies, that closed late in 2008 at our value centers. We anticipate a modest continued decline in year over year occupancy through year end, with year end occupancy expected to be down as much as 2% compared to year end 2008. However, the impact on income will be somewhat offset by a higher level of temporary tenant leasing in 2009. Temporary tenants, defined as those with lease terms less than 12 months, are not included in occupancy or leased space statistics. As of June 30, 2009, approximately 2.5% of mall tenant space was occupied by temporary tenants, the highest level we have had in a second quarter since 2005. We expect temporary tenant space to be as much as 4% by year end, which helps mitigate the rent loss from permanent tenants. See “Seasonality” for occupancy and leased space statistics.

Leased space was 91.1% at June 30, 2009, down 1.6% from the comparable period last year. The difference between leased space and occupancy is that leased space includes spaces where leases have been signed but the tenants are not yet open. Neither statistic includes temporary tenants. We view occupancy as the more important of the two as it represents those spaces upon which we are collecting rent for permanent tenants. Finally, the spread between leased space and occupied space, at 2.5% this quarter, is consistent with our history of 2% to 3% in the second quarter.

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

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Average rent per square foot:
Consolidated Businesses	$43.00	$44.40	$44.02	$44.06
Unconsolidated Joint Ventures	44.24	45.40	44.56	44.84
Opening base rent per square foot:
Consolidated Businesses	$42.91	$63.67	$42.96	$53.56
Unconsolidated Joint Ventures	43.71	58.66	47.64	59.05
Square feet of GLA opened:
Consolidated Businesses	133,282	133,897	536,042	471,310
Unconsolidated Joint Ventures	33,879	71,860	192,645	233,269
Closing base rent per square foot:
Consolidated Businesses	$43.23	$45.84	$39.48	$44.30
Unconsolidated Joint Ventures	40.24	41.07	45.88	45.04
Square feet of GLA closed:
Consolidated Businesses	135,126	133,726	710,808	570,382
Unconsolidated Joint Ventures	35,415	62,578	226,492	303,929
Releasing spread per square foot:
Consolidated Businesses	$(0.32)	$17.83	$3.48	$9.26
Unconsolidated Joint Ventures	3.47	17.59	1.76	14.01

Rent per square foot across our portfolio, including both consolidated and unconsolidated properties, was down 2.9% for the quarter. We expect total average rent per square foot for the year to be down 1% to 2% compared to the prior year. This is the result of concerted efforts to keep tenants open in this difficult environment. The spread between opening and closing rents may not be indicative of future periods, as this statistic is not computed on comparable tenant spaces, and can vary significantly from period to period depending on the total amount, location, and average size of tenant space opening and closing in the period. In 2009, the releasing spread per square foot of the Consolidated Businesses was negatively affected by the opening of a large tenant at one center. In 2008, the releasing spreads per square foot of the Consolidated Businesses and Unconsolidated Joint Ventures were impacted by the opening of several tenant spaces with high rental rates at certain centers.

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

2nd Quarter 2009	1st Quarter 2009	Total 2008	4th Quarter 2008	3rd Quarter 2008	2nd Quarter 2008	1st Quarter 2008
	(in thousands of dollars, except occupancy and leased space data)
Mall tenant sales (1)	994,811	941,469	4,654,885	1,342,748	1,112,502	1,116,027	1,083,608
Revenues and gains on land sales and other nonoperating income:
Consolidated Businesses	159,137	157,925	676,067	190,855	164,124	161,868	159,220
Unconsolidated Joint Ventures	63,657	66,144	272,496	77,277	67,169	63,657	64,393
Occupancy and leased Space:
Ending occupancy	88.6%	88.6%	90.3%	90.3%	90.5%	90.1%	89.9%
Average occupancy	88.7	88.8	90.3	90.7	90.4	90.0	90.0
Leased space	91.1	90.5	91.8	91.8	92.4	92.7	93.1

(1)	Based on reports of sales furnished by mall tenants.

Because the seasonality of sales contrasts with the generally fixed nature of minimum rents and recoveries, mall tenant occupancy costs (the sum of minimum rents, percentage rents, and expense recoveries) as a percentage of sales are considerably higher in the first three quarters than they are in the fourth quarter.

	2nd Quarter 2009	1st Quarter 2009	Total 2008	4th Quarter 2008	3rd Quarter 2008	2nd Quarter 2008	1st Quarter 2008
Consolidated Businesses:
Minimum rents	10.8%	12.1%	9.6%	8.8%	9.9%	9.9%	10.2%
Percentage rents	0.1	0.3	0.4	0.6	0.3	0.2	0.3
Expense recoveries	5.8	6.0	5.4	5.4	5.4	5.3	5.3
Mall tenant occupancy costs	16.7%	18.4%	15.4%	14.8%	15.6%	15.4%	15.8%
Unconsolidated Joint Ventures:
Minimum rents	10.6%	10.9%	8.9%	7.9%	9.5%	9.3%	9.2%
Percentage rents	0.0	0.3	0.4	0.6	0.4	0.0	0.4
Expense recoveries	5.1%	4.9	4.6	4.9	4.8	4.4	4.2
Mall tenant occupancy costs	15.7%	16.1%	13.9%	13.4%	14.7%	13.7%	13.8%

Center Operations

As a result of the current recession, which has negatively impacted our operating statistics as discussed in the previous sections, we expect that net operating income of our centers, excluding lease cancellation income, interest, and depreciation and amortization, could decrease as much as 5% in 2009. Lower tenant sales for our weaker tenants may result in increased early terminations, rent relief, bankruptcies and bad debt, in addition to reduced percentage rent income. Bankruptcies for the quarter were 0.9%, which were 0.5% higher than last year. We expect that bankruptcies will increase if sales don’t soon improve significantly, and bad debt is likely to increase as well.

In addition, due to current economic conditions, we would expect that certain shopping center related revenues that are based on month to month or shorter term contracts, primarily sponsorship and retail marketing units income, may continue to decrease significantly in 2009.

We also expect a decrease in net tenant recoveries due to decreased occupancy and a lower level of recoveries from in-place tenants.

Results of Operations

In addition to the trends in our operations disclosed in the preceding sections, the following sections discuss certain transactions that affected operations in the three and six month periods ended June 30, 2009 and 2008, or are expected to impact operations in the future.

Restructuring

In 2009, in response to the decreased level of active projects due to the downturn in the economy, we reduced our workforce by about 40 positions, primarily in areas that directly or indirectly affect our development initiatives in the U.S. and Asia. A restructuring charge of $2.6 million was recorded in 2009, which primarily represents the cost of terminations of personnel.

Oyster Bay

On January 27, 2009, the Appellate Division of the Supreme Court of the State of New York, Second Department, reversed the Supreme Court's order directing the Town Board of the Town of Oyster Bay to issue a special use permit for the construction of The Mall at Oyster Bay. The court also held that the Town Board's request for a supplemental environmental impact statement was proper. In June 2009, the Court of Appeals of the State of New York denied our motion for leave to appeal the January 2009 decision of the Appellate Division of the Supreme Court of the State of New York. We are evaluating the court's decision and reviewing our options. We are expensing costs relating to Oyster Bay until it is probable that we will be able to successfully move forward with a project. We began expensing carrying costs as incurred in the fourth quarter of 2008.

Taubman Asia

In 2008, Taubman Asia entered into agreements to acquire a 25% interest in The Mall at Studio City, the retail component of Macao Studio City, a major mixed-use project on the Cotai Strip in Macao, China. In addition, Taubman Asia entered into long-term agreements to perform development, management, and leasing services for the shopping center. Macao is a project that has been clearly impacted by the financial crisis and was put on hold when financing could not be arranged. Excluding the $54 million initial cash payment, which is in escrow, we had capitalized costs of $2.5 million on the Macao project as of June 30, 2009. Offsetting these costs, we received a $2.5 million non-refundable development fee payment in October 2008 from the owner of the Macao project, which was recorded as deferred revenue. In August 2009, our Macao agreements will terminate and our $54 million initial cash payment will be returned to us if the financing for the project is not completed. No interest is being capitalized on this payment. We began expensing costs relating to the project in the third quarter of 2008.

In 2007, we entered into an agreement to provide development services for a 1.1 million square foot retail and entertainment complex in Songdo International Business District (Songdo), Incheon, South Korea. We also finalized an agreement to provide management and leasing services for Riverstone, the retail component, and we continue to provide services as the regional mall progresses. The shopping center will be anchored by Lotte Department Store, Tesco Homeplus, and a nine-screen Megabox multiplex. Construction has been completed on the mall infrastructure and parking, including the subway station that will connect the mall to Seoul. However, the project financing of Riverstone remains unresolved due to market conditions and the overall complexity and scale of the broader Songdo financings. Once financing is complete, full construction will begin and we will make a determination about an investment in this center.

Impairment Loss on Marketable Securities

In the three months ended June 30, 2009, we recognized an impairment loss of $1.7 million on our investment in marketable securities. The marketable securities represent shares in a Vanguard REIT fund that were purchased to facilitate a tax efficient structure for the 2005 disposition of Woodland mall. We concluded this quarter that the decrease in value is other than temporary, and therefore recognized an impairment loss.

Presentation of Operating Results

Income Allocation

The following table contains the operating results of our Consolidated Businesses and the Unconsolidated Joint Ventures. On January 1, 2009, we adopted Statement of Financial Accounting Standards (SFAS) No. 160 "Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin (ARB) No. 51.” Consequently, the noncontrolling interests in the Operating Partnership and certain consolidated joint ventures no longer need to be carried at zero balances in our balance sheet. As a result, the income allocated to these noncontrolling interests is no longer required to be equal, at a minimum, to their share of distributions, which results in a material increase to our net income. Prior to 2009, under the previous accounting for noncontrolling interests, the income allocated to the Operating Partnership noncontrolling unitholders was equal to their share of distributions as long as the net equity of the Operating Partnership was less than zero. Similarly, the income allocated to the noncontrolling partners in consolidated joint ventures with net equity balances less than zero was equal to their share of operating distributions. The net equity balances of the Operating Partnership and certain of the consolidated joint ventures were less than zero because of accumulated distributions in excess of net income and not as a result of operating losses. Distributions to partners were usually greater than net income because net income includes non-cash charges for depreciation and amortization. Our average ownership percentage of the Operating Partnership was 67% during the three and six months ended June 30, 2009 and 2008.

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

Our presentations of Beneficial Interest in EBITDA and FFO are not necessarily comparable to the similarly titled measures of other REITs due to the fact that not all REITs use the same definitions. These measures should not be considered alternatives to net income or as an indicator of our operating performance. Additionally, neither represents cash flows from operating, investing or financing activities as defined by GAAP. Reconciliations of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Net Income to Beneficial Interest in EBITDA are presented following the Comparison of the Six Months Ended June 30, 2009 to the Six Months Ended June 30, 2008.

Comparison of the Three Months Ended June 30, 2009 to the Three Months Ended June 30, 2008

The following table sets forth operating results for the three months ended June 30, 2009 and June 30, 2008, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008
	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)
	(in millions of dollars)
REVENUES:
Minimum rents	84.0	38.6	87.6	38.8
Percentage rents	0.6	0.1	1.3	0.5
Expense recoveries	58.5	23.8	60.4	21.7
Management, leasing, and development services	3.2		3.9
Other	12.6	1.2	7.2	2.6
Total revenues	158.9	63.7	160.4	63.5

EXPENSES:
Maintenance, taxes, and utilities	46.9	16.3	46.5	16.1
Other operating	16.4	6.0	19.7	5.6
Restructuring charge	0.2
Management, leasing, and development services	1.9		2.4
General and administrative	6.8		7.9
Interest expense	36.5	16.1	36.0	16.3
Depreciation and amortization (2)	36.1	9.9	36.2	9.8
Total expenses	144.8	48.3	148.7	47.8

Gains on land sales and other nonoperating income	0.2	0.0	1.5	0.2
Impairment loss on marketable securities	(1.7)
	12.7	15.4	13.2	15.9
Income tax expense	(0.2)		(0.3)
Equity in income of Unconsolidated Joint Ventures (2)	8.4		8.5
Net income	20.9		21.4
Net income attributable to noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	(2.0)		(1.1)
Distributions in excess of noncontrolling share of income of consolidated joint ventures			(4.3)
TRG Series F preferred distributions	(0.6)		(0.6)
Noncontrolling share of income of TRG	(5.3)		(4.5)
Distributions in excess of noncontrolling share of income of TRG			(6.5)
Distributions to participating securities of TRG	(0.4)		(0.4)
Preferred stock dividends	(3.7)		(3.7)
Net income attributable to Taubman Centers, Inc. common shareowners	8.9		0.4

SUPPLEMENTAL INFORMATION:
EBITDA – 100%	85.2	41.4	85.3	42.0
EBITDA – outside partners' share	(10.1)	(18.9)	(10.0)	(19.3)
Beneficial interest in EBITDA	75.1	22.5	75.4	22.6
Beneficial interest expense	(31.5)	(8.4)	(31.1)	(8.5)
Beneficial income tax expense	(0.2)		(0.3)
Non-real estate depreciation	(0.9)		(0.7)
Preferred dividends and distributions	(4.3)		(4.3)
Funds from Operations contribution	38.2	14.2	39.0	14.2

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

Consolidated Businesses

Total revenues for the quarter ended June 30, 2009 were $158.9 million, a $1.5 million or 0.9% decrease from the comparable period in 2008. Minimum rents decreased by $3.6 million, primarily due to decreases in rent per square foot and average occupancy, which were partially offset by increased income from temporary tenants. Expense recoveries decreased primarily due to decreases in occupancy and a lower level of recoveries from in-place tenants. Management, leasing, and development revenue decreased primarily due to lower revenue on the Songdo development contract. Other income increased primarily due to an increase in lease cancellation revenue, which was modestly offset by decreases in sponsorship income and parking-related revenue.

Total expenses were $144.8 million, a $3.9 million or 2.6% decrease from the comparable period in 2008. Other operating expense decreased due to a reduction in pre-development costs, lower costs related to marketing and promotion services, and a decrease in property management costs, which were partially offset by an increase in the provision for bad debts. General and administrative expense decreased primarily due to decreases in travel, bonus expense, and professional fees. Interest expense increased primarily due to the termination of interest capitalization on our Oyster Bay project beginning in the fourth quarter of 2008, which was substantially offset by decreases in floating interest rates.

Gains on land sales and other nonoperating income decreased primarily because of $1.0 million of gains on land sales and land-related rights in the second quarter of 2008, compared to no gains in the second quarter of 2009.

In the three months ended June 30, 2009, we recognized an impairment loss of $1.7 million on our investment in marketable securities (see “Results of Operations – Impairment Loss on Marketable Securities”).

Unconsolidated Joint Ventures

Total revenues for the three months ended June 30, 2009 were $63.7 million, a $0.2 million or 0.3% increase over the comparable period in 2008. Expense recoveries increased primarily due to adjustments in 2009 and 2008 to prior estimated recoveries at certain centers. Other income decreased primarily due to a decrease in lease cancellation income.

Total expenses increased by $0.5 million or 1.0%, to $48.3 million for the three months ended June 30, 2009. Other operating expense increased primarily due to increases in professional fees and the provision for bad debts.

As a result of the foregoing, income of the Unconsolidated Joint Ventures decreased by $0.5 million to $15.4 million for the three months ended June 30, 2009. Our equity in income of the Unconsolidated Joint Ventures was $8.4 million, a $0.1 million decrease from the comparable period in 2008.

Net Income

Our net income was $20.9 million for the three months ended June 30, 2009, compared to $21.4 million for the three months ended June 30, 2008. After allocation of income to noncontrolling, preferred, and participating interests, net income attributable to Taubman Centers, Inc. common shareowners for 2009 was $8.9 million compared to $0.4 million in the comparable period in 2008. See “Note 1 – Interim Financial Statements – Noncontrolling Interests” to the consolidated financial statements regarding the impact of our adoption of SFAS No. 160 in 2009.

Comparison of the Six Months Ended June 30, 2009 to the Six Months Ended June 30, 2008

The following table sets forth operating results for the six months ended June 30, 2009 and June 30, 2008, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

	Six Months Ended June 30, 2009		Six Months Ended June 30, 2008
	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)
	(in millions of dollars)
REVENUES:
Minimum rents	171.5	77.5	174.2	77.2
Percentage rents	2.7	1.2	3.9	1.9
Expense recoveries	115.3	47.6	117.8	44.1
Management, leasing, and development services	6.7		7.6
Other	20.4	3.4	14.3	4.4
Total revenues	316.6	129.7	317.8	127.6

EXPENSES:
Maintenance, taxes, and utilities	91.5	32.3	90.0	31.4
Other operating	31.3	12.4	38.0	12.1
Restructuring charge	2.6
Management, leasing, and development services	3.8		4.7
General and administrative	13.7		16.3
Interest expense	72.7	32.1	73.0	32.2
Depreciation and amortization (2)	72.4	19.3	71.5	19.5
Total expenses	288.1	96.1	293.4	95.2

Gains on land sales and other nonoperating income	0.4	0.1	3.3	0.5
Impairment loss on marketable securities	(1.7)
	27.3	33.7	27.6	32.9
Income tax expense	(0.5)		(0.4)
Equity in income of Unconsolidated Joint Ventures (2)	18.5		17.7
Net income	45.4		44.9
Net income attributable to noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	(3.7)		(2.3)
Distributions in excess of noncontrolling share of income of consolidated joint ventures			(6.4)
TRG Series F preferred distributions	(1.2)		(1.2)
Noncontrolling share of income of TRG	(11.9)		(10.4)
Distributions in excess of noncontrolling share of income of TRG			(11.6)
Distributions to participating securities of TRG	(0.8)		(0.7)
Preferred stock dividends	(7.3)		(7.3)
Net income attributable to Taubman Centers, Inc. common shareowners	20.4		4.9

SUPPLEMENTAL INFORMATION:
EBITDA – 100%	172.4	85.1	172.1	84.5
EBITDA – outside partners' share	(19.6)	(38.6)	(19.5)	(38.7)
Beneficial interest in EBITDA	152.8	46.5	152.6	45.8
Beneficial interest expense	(62.9)	(16.7)	(63.2)	(16.7)
Beneficial income tax expense	(0.5)		(0.4)
Non-real estate depreciation	(1.7)		(1.4)
Preferred dividends and distributions	(8.5)		(8.5)
Funds from Operations contribution	79.1	29.8	78.9	29.0

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

(2)
Amortization of our additional basis in the Operating Partnership included in depreciation and amortization was $2.5 million in both 2009 and 2008. Also, amortization of our additional basis included in equity in income of Unconsolidated Joint Ventures was $1.0 million in both 2009 and 2008.

(3)	Amounts in this table may not add due to rounding.

Consolidated Businesses

Total revenues for the six months ended June 30, 2009 were $316.6 million, a $1.2 million or 0.4% decrease from the comparable period in 2008. Minimum rents decreased by $2.7 million, primarily due to decreases in average occupancy, which were partially offset by increased income from temporary tenants and the April 2008 opening of Nordstrom at Partridge Creek. Percentage rents decreased primarily due to lower tenant sales. Expense recoveries decreased primarily due to decreases in occupancy and a lower level of recoveries from in-place tenants. Management, leasing, and development revenue decreased primarily due to lower revenue on the Songdo development contract, which was partially offset by increased revenue from our Salt Lake City project. For the full year 2009, we expect our margin on management, leasing, and development revenue will be modestly down from 2008. Other income increased primarily due to an increase in lease cancellation revenue, which was partially offset by decreases in sponsorship income and parking-related revenue. During the six months ended June 30, 2009, we recognized our approximately $8.2 million and $0.7 million share of the Consolidated Businesses’ and Unconsolidated Joint Ventures’ lease cancellation revenue, respectively. In 2009, we estimate our share of lease cancellation income to be approximately $11 million to $12 million, although this income is difficult to predict and may be higher.

Total expenses were $288.1 million, a $5.3 million or 1.8% decrease from the comparable period in 2008. Maintenance, taxes, and utilities expense increased primarily due to increases in electricity and property tax expenses, which were partially offset by a decrease in maintenance costs. Other operating expense decreased due to a reduction in pre-development costs, including reimbursements for work that was expensed in earlier periods. Other operating expense also decreased due to lower costs related to marketing and promotion services, as well as decreases in property management costs and professional fees, which were partially offset by an increase in the provision for bad debts. Given the overall retail environment and capital market status, we continue to expect to incur about $11 million to $12 million of pre-development costs in 2009. In 2009, we recognized a $2.6 million restructuring charge (see “Results of Operations – Restructuring”). General and administrative expense decreased primarily due to a decrease in professional fees, bonus expense, and travel. For the full year 2009, we continue to expect annual general and administrative expense to be comparable to 2008. Interest expense decreased slightly, primarily due to decreases in floating interest rates, which were substantially offset by the termination of interest capitalization on our Oyster Bay project beginning in the fourth quarter of 2008.

Gains on land sales and other nonoperating income decreased primarily because of $2.2 million of gains on land sales and land-related rights in the six months ended 2008, compared to no gains in the six months ended June 30, 2009. We believe it is unlikely that we will complete any land sale transactions in 2009.

In the six months ended June 30, 2009, we recognized an impairment loss of $1.7 million on our investment in marketable securities (see “Results of Operations – Impairment Loss on Marketable Securities”).

Unconsolidated Joint Ventures

Total revenues for the six months ended June 30, 2009 were $129.7 million, a $2.1 million or 1.6% increase over the comparable period in 2008. Expense recoveries increased primarily due to adjustments in 2009 and 2008 to prior estimated recoveries at certain centers, as well as an increase in revenue from marketing and promotion services and increased property tax expense. Other income decreased primarily due to a decrease in lease cancellation revenue.

Total expenses increased by $0.9 million or 0.9%, to $96.1 million for the six months ended June 30, 2009. Maintenance, taxes, and utilities expense increased primarily due to an increase in property tax expense.

As a result of the foregoing, income of the Unconsolidated Joint Ventures increased by $0.8 million to $33.7 million for the six months ended June 30, 2009. Our equity in income of the Unconsolidated Joint Ventures was $18.5 million, a $0.8 million increase over the comparable period in 2008.

Net Income

Our net income was $45.4 million for the six months ended June 30, 2009, compared to $44.9 million for the six months ended June 30, 2008. After allocation of income to noncontrolling, preferred, and participating interests, net income attributable to Taubman Centers, Inc. common shareowners for 2009 was $20.4 million compared to $4.9 million in the comparable period in 2008. See “Note 1 – Interim Financial Statements – Noncontrolling Interests” to the consolidated financial statements regarding the impact of our adoption of SFAS No. 160 in 2009.

Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
	(in millions of dollars)
Net income attributable to TCO common shareowners	8.9	0.4	20.4	4.9

Add (less) depreciation and amortization: (1)
Consolidated businesses at 100%	36.1	36.2	72.4	71.5
Noncontrolling partners in consolidated joint ventures	(3.2)	(3.9)	(6.1)	(7.5)
Share of Unconsolidated Joint Ventures	5.8	5.7	11.3	11.3
Non-real estate depreciation	(0.9)	(0.7)	(1.7)	(1.4)

Add noncontrolling interests:
Noncontrolling share of income of TRG	5.3	4.5	11.9	10.4
Distributions in excess of noncontrolling share of income of TRG		6.5		11.6
Distributions in excess of noncontrolling share of income of consolidated joint ventures		4.3		6.4

Add distributions to participating securities of TRG	0.4	0.4	0.8	0.7

Funds from Operations	52.4	53.2	109.0	108.0

TCO's average ownership percentage of TRG	66.8%	66.6%	66.8%	66.5%

Funds from Operations attributable to TCO	35.0	35.4	72.7	71.8

(1)
Depreciation includes $3.4 million and $3.5 million of mall tenant allowance amortization for the three months ended June 30, 2009 and 2008, respectively, and $6.9 million and $6.7 million for the six months ended June 30, 2009 and 2008, respectively.

(2)	Amounts in this table may not recalculate due to rounding.

Reconciliation of Net Income to Beneficial Interest in EBITDA

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
	(in millions of dollars)
Net income	20.9	21.4	45.4	44.9

Add (less) depreciation and amortization:
Consolidated businesses at 100%	36.1	36.2	72.4	71.5
Noncontrolling partners in consolidated joint ventures	(3.2)	(3.9)	(6.1)	(7.5)
Share of Unconsolidated Joint Ventures	5.8	5.7	11.3	11.3

Add (less) interest expense and income tax expense:
Interest expense:
Consolidated businesses at 100%	36.5	36.0	72.7	73.0
Noncontrolling partners in consolidated joint ventures	(4.9)	(4.9)	(9.8)	(9.7)
Share of Unconsolidated Joint Ventures	8.4	8.5	16.7	16.7
Income tax expense	0.2	0.3	0.5	0.4

Less noncontrolling share of income of consolidated joint ventures	(2.0)	(1.1)	(3.7)	(2.3)

Beneficial interest in EBITDA	97.6	98.0	199.3	198.3

TCO's average ownership percentage of TRG	66.8%	66.6%	66.8%	66.5%

Beneficial interest in EBITDA attributable to TCO	65.2	65.2	133.0	131.9

(1)	Amounts in this table may not recalculate due to rounding.

Liquidity and Capital Resources

Capital resources are required to maintain our current operations, pay dividends, refinance debt obligations at maturity, and fund planned capital spending and other commitments and contingencies. Market conditions have severely limited and may continue to limit our sources of funds for these activities. However, we are financed with property-specific secured debt, we have two unencumbered center properties (Willow Bend and Stamford, a 50% owned Unconsolidated Joint Venture property), and we have no maturities on our current debt until fall 2010, when $337 million at 100% and $264 million at our beneficial share of three loans mature. In addition, the three loans maturing in 2010 are financed at historically conservative loan to value ratios averaging approximately six times current net operating income for the properties. Further, of the $650 million at 100% and $363 million at our beneficial share of additional debt that matures in 2011(excluding our lines of credit, which are discussed below), $575 million at 100% and $288 million at our beneficial share can be extended at our option to 2013, subject to certain covenants.

As of June 30, 2009, we had a consolidated cash balance of $11.8 million, of which $2.6 million is restricted to specific uses stipulated by our lenders. We also have secured lines of credit of $550 million and $40 million. As of June 30, 2009, the total amount utilized of the $550 million and $40 million lines of credit was $208 million. Both lines of credit mature in February 2011. The $550 million line of credit has a one-year extension option. Twelve banks participate in our $550 million line of credit and the failure of one bank to fund a draw on our line does not negate the obligation of the other banks to fund their pro-rata share. In October 2008 and February 2009 we borrowed $35 million and $15 million, respectively, on this credit facility, which was funded by all participating banks.

Given the lack of debt maturities until fall 2010, we believe we have sufficient liquidity from our lines of credit and cash flows from both our consolidated and unconsolidated properties to meet our planned operating, financing, and capital needs and commitments during this period. See “MD&A – Liquidity and Capital Resources – Capital Spending” for more details.

Operating Activities

Our net cash provided by operating activities was $111.8 million in 2009, compared to $101.9 million in 2008. See “Results of Operations” for descriptions of 2009 and 2008 transactions affecting operating cash flow.

Investing Activities

Net cash used in investing activities was $15.8 million in 2009 compared to $49.9 million in 2008. Cash used in investing activities was impacted by the timing of capital expenditures. Additions to properties in 2009 related to additions to existing centers, site improvements and other capital items. Additions to properties in 2008 related to the construction of Partridge Creek, the expansion and renovation at Twelve Oaks, and our Oyster Bay project, as well as other development activities and other capital items. A tabular presentation of 2009 capital spending is shown in “Capital Spending.” In 2008, a $54.3 million contribution was made related to our acquisition of a 25% interest in The Mall at Studio City. The contribution is currently held in escrow. Contributions to Unconsolidated Joint Ventures of $1.4 million in 2009 included $1.1 million of funding and costs related to a Sarasota joint venture. Contributions to Unconsolidated Joint Ventures of $6.0 million in 2008 were made primarily to fund our initial contribution to the Sarasota joint venture and the expansions at Stamford and Waterside.

Sources of cash used in funding these investing activities, other than cash flows from operating activities, included distributions from Unconsolidated Joint Ventures, as well as the transactions described under Financing Activities. Distributions from Unconsolidated Joint Ventures in excess of income provided $5.1 million and $61.6 million in 2009 and 2008, respectively. The amount in 2008 included excess proceeds from the Fair Oaks refinancing. Net proceeds from the sale of peripheral land and land-related rights were $5.3 million in 2008. The timing of land sales is variable and proceeds from land sales can vary significantly from period to period. In 2009 we received a $4.5 million repayment of a note receivable.

Financing Activities

Net cash used in financing activities was $146.3 million in 2009 compared to $65.6 million provided in 2008. Payments of debt, net of proceeds from issuances, were $37.5 million in 2009. Proceeds from the issuance of debt, net of payments and issuance costs, were $70.1 million in 2008. In 2009, $1.2 million was paid, and in 2008 a net $2.6 million was received, in connection with incentive plans. Total dividends and distributions paid were $106.6 million and $136.9 million in 2009 and 2008, respectively. Common dividends paid in 2009 increased due to a change in the timing of quarterly dividend payments. Distributions to noncontrolling interests in 2008 included $51.3 million of excess proceeds from the refinancing of International Plaza.

Beneficial Interest in Debt

At June 30, 2009, the Operating Partnership's debt and its beneficial interest in the debt of its Consolidated Business and Unconsolidated Joint Ventures totaled $2,963.0 million, with an average interest rate of 5.17% excluding amortization of debt issuance costs and the effects of interest rate hedging instruments. These costs are reported as interest expense in the results of operations. Interest expense for the six months ended June 30, 2009 includes $0.4 million of non-cash amortization relating to acquisitions, or 0.03% of the average all-in rate. Beneficial interest in debt includes debt used to fund development and expansion costs. Beneficial interest in construction work in progress totaled $68.3 million as of June 30, 2009, which includes $24.5 million of assets on which interest is being capitalized. Beneficial interest in capitalized interest was $0.6 million for the six months ended June 30, 2009. The following table presents information about our beneficial interest in debt as of June 30, 2009:

Amount	Interest Rate Including Spread
	(in millions of dollars)
Fixed rate debt	2,377.9	5.70	% (1)

Floating rate debt:
Swapped through December 2010	162.8	5.01%
Swapped through March 2011	125.0	4.22%
Swapped through October 2012	15.0	5.95%
	302.8	4.73	% (1)
Floating month to month	282.2	1.14	% (1)
Total floating rate debt	585.0	3.00	% (1)

Total beneficial interest in debt	2,963.0	5.17	% (1)

Amortization of financing costs (2)		0.18%
Average all-in rate		5.35%

(1)	Represents weighted average interest rate before amortization of financing costs.
(2)	Financing costs include financing fees, interest rate cap premiums, and losses on settlement of derivatives used to hedge the refinancing of certain fixed rate debt.
(3)	Amounts in table may not add due to rounding.

Sensitivity Analysis

We have exposure to interest rate risk on our debt obligations and interest rate instruments. We use derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. We routinely use cap, swap, and treasury lock agreements to meet these objectives. Based on the Operating Partnership's beneficial interest in floating rate debt in effect at June 30, 2009 and 2008, a one percent increase or decrease in interest rates on this floating rate debt would decrease or increase cash flows and earnings by approximately $2.8 million. Based on our consolidated debt and interest rates in effect at June 30, 2009 and 2008, a one percent increase in interest rates would decrease the fair value of debt by approximately $96.3 million and $119.9 million, respectively, while a one percent decrease in interest rates would increase the fair value of debt by approximately $102.0 million and $128.1 million, respectively.

Loan Commitments and Guarantees

Certain loan agreements contain various restrictive covenants, including a minimum net worth requirement, a maximum payout ratio on distributions, a minimum debt yield ratio, a maximum leverage ratio, minimum interest coverage ratios, and a minimum fixed charges coverage ratio, the latter being the most restrictive. This covenant requires that we maintain a minimum fixed charges coverage ratio of more than 1.5 over a trailing 12-month period. As of June 30, 2009, our minimum fixed charges coverage ratio was 2.2. We are in compliance with all of our covenants as of June 30, 2009. The maximum payout ratio on distributions covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain our tax status, pay preferred distributions, and for distributions related to the sale of certain assets. See “Note 4 – Beneficial Interest in Debt and Interest Expense” to the consolidated financial statements for more details on guarantees.

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

Capital Spending

City Creek Center

We have finalized the majority of agreements, subject to certain conditions, regarding City Creek Center, a mixed-use project in Salt Lake City, Utah. The 0.7 million square foot retail component of the project will include Macy’s and Nordstrom as anchors. We are currently providing development and leasing services and will be the manager for the retail space, which we will own under a participating lease. City Creek Reserve, Inc. (CCRI), an affiliate of the LDS Church, is the participating lessor and will provide all of the construction financing. We expect an approximately 11% to 12% return on our approximately $76 million investment, of which $75 million will be paid to CCRI upon opening of the retail center. Upon completion of all agreements, we will be required to maintain a $25 million letter of credit until the $75 million is paid to CCRI. As of June 30, 2009, the capitalized cost of this project was $1.0 million. Construction is progressing and we are leasing space for a 2012 opening.

2009 Capital Spending

Capital spending for routine maintenance of the shopping centers is generally recovered from tenants. Capital spending through June 30, 2009, excluding acquisitions, is summarized in the following table:

	2009 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions of dollars)
Site improvements(2)	1.5	1.5

Existing Centers:
Projects with incremental GLA	9.3	4.6	0.4	0.1
Projects with no incremental GLA and other	1.6	1.6	1.3	0.7
Mall tenant allowances (3)	1.5	1.6	2.0	1.3
Asset replacement costs reimbursable by tenants	5.2	4.1	2.3	1.1

Corporate office improvements, technology, and equipment	0.2	0.2

Additions to properties	19.3	13.6	5.9	3.2

(1)	Costs are net of intercompany profits and are computed on an accrual basis.
(2)	Includes costs related to land acquired for future development in North Atlanta, Georgia.
(3)	Excludes initial lease-up costs.
(4)	Amounts in this table may not add due to rounding.

For the six months ended June 30, 2009, in addition to the costs above, we incurred our $2.7 million share of Consolidated Businesses’ and $0.5 million share of Unconsolidated Joint Ventures’ capitalized leasing costs.

The following table presents a reconciliation of the Consolidated Businesses’ capital spending shown above (on an accrual basis) to additions to properties (on a cash basis) as presented in our Consolidated Statement of Cash Flows for the six months ended June 30, 2009:

(in millions of dollars)
Consolidated Businesses’ capital spending	19.3
Differences between cash and accrual basis	5.5
Additions to properties	24.8

Planned 2009 Capital Spending

The following table summarizes planned capital spending for 2009:

2009 (1)
Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions of dollars)
Site improvements(2)	1.9	1.9
Existing centers(3)	37.0	29.8	12.1	6.6
Corporate office improvements, technology, and equipment	1.8	1.8
Total	40.6	33.4	12.1	6.6

(1)	Costs are net of intercompany profits.
(2)	Includes costs related to land acquired for future development in North Atlanta, Georgia.
(3)	Primarily includes costs related to mall tenant allowances and asset replacement costs reimbursable by tenants.
(4)	Amounts in this table may not add due to rounding.

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

The annual determination of our common dividends is based on anticipated Funds from Operations available after preferred dividends and our REIT taxable income, as well as assessments of annual capital spending, financing considerations, and other appropriate factors. We intend to continue to pay dividends in cash in 2009, subject to our Board of Directors’ approval.

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

On May 29, 2009, we declared a quarterly dividend of $0.415 per common share, $0.50 per share on our 8% Series G Preferred Stock, and $0.4765625 on our 7.625% Series H Preferred Stock, all of which were paid on June 30, 2009 to shareowners of record on June 15, 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in this report at Item 2 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sensitivity Analysis.”

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

Refer to “Note 8 – Commitments and Contingencies” to our consolidated financial statements relating to the ongoing litigation. There were no material developments regarding such litigation during the quarter ended June 30, 2009.

Item 1A. Risk Factors

There were no material changes in our risk factors previously disclosed in Part I, Item 1A. of our Form 10-K for the year ended December 31, 2008.

Item 4. Submission of Matters to a Vote of Security Holders

On May 29, 2009, we held our annual meeting of shareowners. The matters on which shareowners voted were: the election of three directors and the ratification of the Audit Committee’s appointment of KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2009. Graham T. Allison, Peter Karmanos, Jr., and William S. Taubman were re-elected at the meeting. The six remaining incumbent directors, Ronald W. Tysoe, Jerome A. Chazen, Craig M. Hatkoff, Robert S. Taubman, Lisa A. Payne, and William U. Parfet, continued to hold office after the meeting. The shareowners ratified the appointment of KPMG LLP as our independent registered public accounting firm. The results of the voting are shown below:

Proposal 1 – Election of Directors

NOMINEES	TERM	VOTES FOR	VOTES WITHHELD
Graham T. Allison	3 Years	51,702,112	18,844,550
Peter Karmanos, Jr.	3 Years	43,526,779	27,019,883
William S. Taubman	3 Years	51,861,177	18,685,485

Proposal 2 – Ratification of Appointment of KPMG LLP as
our Independent Registered Public Accounting Firm

70,242,916	Votes were cast for ratification;
301,989	Votes were cast against ratification; and
1,756	Votes abstained.

For Proposal 1, the three nominees receiving the most votes cast were elected as directors. Proposal 2 required the affirmative vote of 66⅔% of the outstanding voting shares for approval; the total outstanding voting shares as of the record date, March 31, 2009, were 79,539,271 shares.

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

TAUBMAN CENTERS, INC.
Date: August 4, 2009	By: /s/ Lisa A. Payne
Lisa A. Payne
Vice Chairman, Chief Financial Officer, and Director (Principal Financial Officer)