Form 10-Q
period 2009-09-30
TAUBMAN CENTERS INC
filed 2009-11-03
CIK 890319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2009
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
Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☑ No
     As of November 2, 2009, there were outstanding 53,388,583 shares of the Company’s common stock, par value $0.01 per share.

TAUBMAN CENTERS, INC.
CONTENTS

TAUBMAN CENTERS, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	September 30	December 31
	2009	2008
Assets:
Properties (Note 3)	$3,553,470	$3,699,480
Accumulated depreciation and amortization	(1,138,941)	(1,049,626)

	$2,414,529	$2,649,854
Investment in Unconsolidated Joint Ventures (Note 5)	87,791	89,933
Cash and cash equivalents	18,886	62,126
Accounts and notes receivable, less allowance for doubtful accounts of $8,023 and $9,895 in 2009 and 2008	28,188	46,732
Accounts receivable from related parties	1,940	1,850
Deferred charges and other assets (Note 4)	55,867	124,487

	$2,607,201	$2,974,982

Liabilities:
Notes payable (Note 6)	$2,686,239	$2,796,821
Accounts payable and accrued liabilities	230,247	262,226
Dividends payable		22,002
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures (Note 5)	157,282	154,141

	$3,073,768	$3,235,190
Commitments and contingencies (Notes 6, 7, 9, and 10)

Equity:
Taubman Centers, Inc. Shareowners’ Equity:
Series B Non-Participating Convertible Preferred Stock, $0.001 par and liquidation value, 40,000,000 shares authorized, 26,369,235 and 26,429,235 shares issued and outstanding at September 30, 2009 and December 31, 2008	$26	$26
Series G Cumulative Redeemable Preferred Stock, 4,000,000 shares authorized, no par, $100 million liquidation preference, 4,000,000 shares issued and outstanding at September 30, 2009 and December 31, 2008

Series H Cumulative Redeemable Preferred Stock, 3,480,000 shares authorized, no par, $87 million liquidation preference, 3,480,000 shares issued and outstanding at September 30, 2009 and December 31, 2008

Common Stock, $0.01 par value, 250,000,000 shares authorized, 53,171,237 and 53,018,987 shares issued and outstanding at September 30, 2009 and December 31, 2008	532	530
Additional paid-in capital	562,789	556,145
Accumulated other comprehensive income (loss)	(25,829)	(29,778)
Dividends in excess of net income	(866,194)	(726,097)

	$(328,676)	$(199,174)

Noncontrolling interests (Note 1)	(137,891)	(61,034)

	$(466,567)	$(260,208)

	$2,607,201	$2,974,982

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except share data)

	Three Months Ended September 30
	2009	2008
Revenues:
Minimum rents	$83,403	$87,401
Percentage rents	2,621	3,262
Expense recoveries	56,720	60,838
Management, leasing, and development services	3,444	3,316
Other	17,012	8,896

	$163,200	$163,713

Expenses:
Maintenance, taxes, and utilities	$46,286	$48,741
Other operating	16,506	18,482
Management, leasing, and development services	2,140	1,843
General and administrative	7,155	6,790
Impairment charges (Note 3)	166,680
Interest expense	36,407	36,039
Depreciation and amortization	37,726	35,464

	$312,900	$147,359

Gains on land sales and other nonoperating income	$247	$411

Income (loss) before income tax (expense) benefit and equity in income of Unconsolidated Joint Ventures	$(149,453)	$16,765
Income tax (expense) benefit (Note 2)	211	(218)
Equity in income of Unconsolidated Joint Ventures (Note 5)	10,454	11,289

Net income (loss)	$(138,788)	$27,836
Net (income) loss attributable to noncontrolling interests (Note 1)	48,735	(14,619)

Net income (loss) attributable to Taubman Centers, Inc.	$(90,053)	$13,217
Distributions to participating securities of TRG (Note 9)	(362)	(362)
Preferred stock dividends	(3,658)	(3,658)

Net income (loss) attributable to Taubman Centers, Inc. common shareowners	$(94,073)	$9,197

Basic and diluted earnings (loss) per common share (Note 11)	$(1.77)	$0.17

Cash dividends declared per common share	$0.415	$0.415

Weighted average number of common shares outstanding — basic	53,147,866	52,908,924

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except share data)

	Nine Months Ended September 30
	2009	2008
Revenues:
Minimum rents	$254,855	$261,554
Percentage rents	5,342	7,162
Expense recoveries	172,003	178,686
Management, leasing, and development services	10,189	10,901
Other	37,440	23,239

	$479,829	$481,542

Expenses:
Maintenance, taxes, and utilities	$137,773	$138,766
Other operating	47,823	56,478
Restructuring charge (Note 1)	2,630
Management, leasing, and development services	5,976	6,521
General and administrative	20,890	23,066
Impairment charges (Note 3)	166,680
Interest expense	109,113	108,993
Depreciation and amortization	110,077	106,978

	$600,962	$440,802

Gains on land sales and other nonoperating income	680	3,670
Impairment loss on marketable securities (Note 12)	(1,666)

Income (loss) before income tax expense and equity in income of Unconsolidated Joint Ventures	$(122,119)	$44,410
Income tax expense (Note 2)	(257)	(658)
Equity in income of Unconsolidated Joint Ventures (Note 5)	28,980	29,014

Net income (loss)	$(93,396)	$72,766
Net (income) loss attributable to noncontrolling interests (Note 1)	31,903	(46,589)

Net income (loss) attributable to Taubman Centers, Inc.	$(61,493)	$26,177
Distributions to participating securities of TRG (Note 9)	(1,198)	(1,085)
Preferred stock dividends	(10,975)	(10,975)

Net income (loss) attributable to Taubman Centers, Inc. common shareowners	$(73,666)	$14,117

Basic earnings (loss) per common share (Note 11)	$(1.39)	$0.27

Diluted earnings (loss) per common share (Note 11)	$(1.39)	$0.26

Cash dividends declared per common share	$1.245	$1.245

Weighted average number of common shares outstanding — basic	53,112,145	52,815,246

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(in thousands, except share data)

	Taubman Centers, Inc. Shareowners’ Equity
						Accumulated		Total
						Other	Dividends in	TCO
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Excess of	Shareowners’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Net Income	Equity	Interests	Equity

Balance, January 1, 2008	34,004,235	$27	52,624,013	$526	$543,333	$(8,639)	$(551,089)	$(15,842)	$2,379	$(13,463)

Issuance of stock pursuant to Continuing Offer (Notes 8, 9, and 10)	(25,000)	(1)	25,000					(1)		(1)
Share-based compensation under employee and director benefit plans (Note 9)			299,720	3	10,807			10,810		10,810
Purchase of additional interest in subsidiary									(8,448)	(8,448)
Dividend equivalents (Note 9)							(446)	(446)		(446)
Dividends and distributions							(77,836)	(77,836)	(100,808)	(178,644)

Net income							26,177	26,177	46,589	72,766
Other comprehensive income (Note 7):
Unrealized gain (loss) on interest rate instruments and other						(729)		(729)	22	(707)
Reclassification adjustment for amounts recognized in net income						946		946		946

Total comprehensive income								$26,394	$46,611	$73,005

Balance, September 30, 2008	33,979,235	$26	52,948,733	$529	$554,140	$(8,442)	$(603,194)	$(56,921)	$(60,266)	$(117,187)

Balance, January 1, 2009	33,909,235	$26	53,018,987	$530	$556,145	$(29,778)	$(726,097)	$(199,174)	$(61,034)	$(260,208)
Issuance of stock pursuant to Continuing Offer (Notes 8, 9, and 10)	(60,000)		74,762	1	(7)			(6)	6
Share-based compensation under employee and director benefit plans (Note 9)			77,488	1	6,651			6,652		6,652
Dividend equivalents (Note 9)							(262)	(262)		(262)
Dividends and distributions							(78,342)	(78,342)	(48,996)	(127,338)

Net loss							(61,493)	(61,493)	(31,903)	(93,396)
Other comprehensive loss (Note 7):
Unrealized gain on interest rate instruments and other						2,205		2,205	3,168	5,373
Reclassification adjustment for amounts recognized in net income:
Impairment loss on marketable securities						1,113		1,113	553	1,666
Other						631		631	315	946

Total comprehensive loss								$(57,544)	$(27,867)	$(85,411)

Balance, September 30, 2009	33,849,235	$26	53,171,237	$532	$562,789	$(25,829)	$(866,194)	$(328,676)	$(137,891)	$(466,567)

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30
	2009	2008
Cash Flows From Operating Activities:
Net income (loss)	$(93,396)	$72,766
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	110,077	106,978
Provision for bad debts	2,928	3,455
Gains on sales of land and land related rights		(2,192)
Impairment loss on marketable securities	1,666
Impairment charges (Note 3)	166,680
Other	8,971	8,010
Increase (decrease) in cash attributable to changes in assets and liabilities:
Receivables, deferred charges, and other assets	14,986	8,047
Accounts payable and other liabilities	(22,772)	(21,500)

Net Cash Provided By Operating Activities	$189,140	$175,564

Cash Flows From Investing Activities:
Additions to properties	$(36,719)	$(79,438)
Funding of The Mall at Studio City escrow (Note 4)		(54,334)
Refund of The Mall at Studio City escrow (Note 4)	54,334
Acquisition of marketable equity securities and other assets		(1,939)
Acquisition of interests in The Mall at Partridge Creek (Note 4)		(11,807)
Contributions to Unconsolidated Joint Ventures	(1,660)	(8,866)
Distributions from Unconsolidated Joint Ventures in excess of income	8,176	61,645
Proceeds from sales of land and land-related rights		5,274
Repayment of note receivable	4,500
Other	942

Net Cash Provided By (Used In) Investing Activities	$29,573	$(89,465)

Cash Flows From Financing Activities:
Debt proceeds	$978	$334,269
Debt payments	(110,996)	(250,496)
Debt issuance costs		(3,419)
Issuance of common stock and/or partnership units in connection with incentive plans	(1,204)	3,809
Distributions to noncontrolling interests in TRG (Note 1)	(48,996)	(100,808)
Distributions to participating securities of TRG	(1,198)	(1,085)
Cash dividends to preferred shareowners	(10,975)	(10,975)
Cash dividends to common shareowners	(88,158)	(65,705)
Other	(1,404)	(2,157)

Net Cash Used In Financing Activities	$(261,953)	$(96,567)

Net Decrease In Cash and Cash Equivalents	$(43,240)	$(10,468)

Cash and Cash Equivalents at Beginning of Period	62,126	47,166

Cash and Cash Equivalents at End of Period	$18,886	$36,698

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Interim Financial Statements
General
     Taubman Centers, Inc. (the Company or TCO) is a Michigan corporation that operates as a self-administered and self-managed real estate investment trust (REIT). The Taubman Realty Group Limited Partnership (Operating Partnership or TRG) is a majority-owned partnership subsidiary of TCO that owns direct or indirect interests in all of the company’s real estate properties. In this report, the “Company” refers to TCO, the Operating Partnership, and/or the Operating Partnership’s subsidiaries as the context may require. The Company engages in the ownership, management, leasing, acquisition, disposition, development, and expansion of regional and super-regional retail shopping centers and interests therein. The Company’s owned portfolio as of September 30, 2009 included 23 urban and suburban shopping centers in ten states.
     Taubman Properties Asia LLC and its subsidiaries (Taubman Asia), which is the platform for the Company’s expansion into the Asia-Pacific region, is headquartered in Hong Kong.
     The unaudited interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. The results of interim periods are not necessarily indicative of the results for a full year.
     Dollar amounts presented in tables within the notes to the financial statements are stated in thousands, except share data or as otherwise noted.
Consolidation
     The consolidated financial statements of the Company include all accounts of the Company, the Operating Partnership, and its consolidated subsidiaries, including The Taubman Company LLC (the Manager) and Taubman Asia. In September 2008, the Company acquired the interests of the owner of The Mall at Partridge Creek (Partridge Creek) (Note 4). Prior to the acquisition, the Company consolidated the accounts of the owner of Partridge Creek, which qualified as a variable interest entity under Accounting Standards Codification (ASC) Topic 810, “Consolidation” (ASC 810) for which the Operating Partnership was considered to be the primary beneficiary. All intercompany transactions have been eliminated.
     Investments in entities not controlled but over which the Company may exercise significant influence (Unconsolidated Joint Ventures or UJVs) are accounted for under the equity method. The Company has evaluated its investments in the Unconsolidated Joint Ventures and has concluded that the ventures are not variable interest entities as defined in ASC 810. Accordingly, the Company accounts for its interests in these ventures under general accounting standards for investments in real estate ventures (including guidance for determining effective control of a limited partnership or similar entity). The Company’s partners or other owners in these Unconsolidated Joint Ventures have substantive participating rights including approval rights over annual operating budgets, capital spending, financing, admission of new partners/members, or sale of the properties and the Company has concluded that the equity method of accounting is appropriate for these interests. Specifically, the Company’s 79% investment in Westfarms is through a general partnership in which the other general partners have approval rights over annual operating budgets, capital spending, refinancing, or sale of the property.
Ownership
     In addition to the Company’s common stock, there are three classes of preferred stock (Series B, G, and H) outstanding as of September 30, 2009. Dividends on the 8% Series G and 7.625% Series H Preferred Stock are cumulative and are paid on the last day of each calendar quarter. The Company owns corresponding Series G and Series H Preferred Equity interests in the Operating Partnership that entitle the Company to income and distributions (in the form of guaranteed payments) in amounts equal to the dividends payable on the Company’s Series G and Series H Preferred Stock.

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
The Operating Partnership
     At September 30, 2009, the Operating Partnership’s equity included three classes of preferred equity (Series F, G, and H) and the net equity of the partnership unitholders. Net income and distributions of the Operating Partnership are allocable first to the preferred equity interests, and the remaining amounts to the general and limited partners in the Operating Partnership in accordance with their percentage ownership. The Series G and Series H Preferred Equity are owned by the Company and are eliminated in consolidation. The Series F Preferred Equity is owned by an institutional investor and accounted for as a noncontrolling interest of the Company.
     The Company’s ownership in the Operating Partnership at September 30, 2009 consisted of a 67% managing general partnership interest, as well as the Series G and H Preferred Equity interests. The Company’s average ownership percentage in the Operating Partnership for both the nine months ended September 30, 2009 and 2008 was 67%. At September 30, 2009, the Operating Partnership had 79,558,922 units of partnership interest outstanding, of which the Company owned 53,171,237 units.
Noncontrolling Interests
Background and Reclassifications
     On January 1, 2009, the Company adopted the new requirements of ASC 810 as it relates to noncontrolling interests (formerly Statement of Financial Accounting Standards (SFAS) No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin (ARB) No. 51”). The new requirements of ASC 810 amend prior accounting and reporting standards for the noncontrolling interest (previously referred to as a minority interest) in a subsidiary. ASC 810 generally requires noncontrolling interests to be treated as a separate component of equity (not as a liability or other item outside of permanent equity) and consolidated net income and comprehensive income to include the noncontrolling interest’s share. The calculation of earnings per share continues to be based on income amounts attributable to the parent. ASC 810 also contains a single method of accounting for transactions that change a parent’s ownership interest in a subsidiary by requiring that all such transactions be accounted for as equity transactions if the parent retains its controlling financial interest in the subsidiary.
     The consolidated financial statements presented include reclassifications to previously reported amounts to conform to the new presentation requirements of ASC 810. These reclassifications did not affect the amounts previously reported as net income attributable to common shareowners or earnings per share.
Presentation
     As of September 30, 2009 and December 31, 2008, noncontrolling interests in the Company are comprised of the ownership interests of (1) noncontrolling interests in the Operating Partnership and (2) the noncontrolling interests in joint ventures controlled by the Company through ownership or contractual arrangements. On January 1, 2009, balances attributable to these noncontrolling interests, including amounts previously included in Deferred Charges and Other Assets, were reclassified to become a separate component of equity as of all dates presented. Also, consolidated net income and comprehensive income were reclassified to include the amounts attributable to the noncontrolling interests. These noncontrolling interests reported in equity are not subject to any mandatory redemption requirements or other redemption features outside of the Company’s control that would result in presentation outside of permanent equity pursuant to general accounting standards regarding the classification and measurement of the redeemable equity instruments.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Measurement
     Prior to adoption of the new requirements for noncontrolling interests, the net equity of the Operating Partnership noncontrolling unitholders was less than zero. The net equity balances of the noncontrolling partners in certain of the consolidated joint ventures were also less than zero. Therefore, under previous accounting standards for noncontrolling interests, the interests of the noncontrolling unitholders of the Operating Partnership and outside partners with net equity balances in the consolidated joint ventures of less than zero were recognized as zero balances within the Company’s Consolidated Balance Sheet. As a result of the need to present these noncontrolling interests as zero balances, it was previously required that income be allocated to these interests equal, at a minimum, to their share of distributions. The net equity balances of the Operating Partnership and certain of the consolidated joint ventures were less than zero because of accumulated operating distributions in excess of net income and not as a result of operating losses. Operating distributions to partners are usually greater than net income because net income includes non-cash charges for depreciation and amortization.
     Upon adoption of the new requirements for noncontrolling interests, the interests of the noncontrolling unitholders of the Operating Partnership and the outside partners with net equity balances in the consolidated joint ventures of less than zero generally no longer need to be carried at zero balances in the Company’s Consolidated Balance Sheet and this previous income allocation methodology described above is generally no longer applicable. However, as the new measurement provisions of ASC 810 are applicable beginning with the January 1, 2009 adoption date, the interests of these noncontrolling interests for prior periods have not been remeasured.
     The net equity balance of the noncontrolling interests as of September 30, 2009 and December 31, 2008 includes the following:

	2009	2008
Noncontrolling interests:
Noncontrolling interests in consolidated joint ventures	$(98,728)	$(90,251)
Noncontrolling interests in TRG	(68,380)
Preferred equity of TRG	29,217	29,217

	$(137,891)	$(61,034)

     Net income (loss) attributable to the noncontrolling interests for the three months ended September 30, 2009 and September 30, 2008 includes the following:

	2009	2008
Net income (loss) attributable to noncontrolling interests:
Noncontrolling share of income (loss) of consolidated joint ventures	$(3,456)	$1,416
Distributions in excess of noncontrolling share of income of consolidated joint ventures		1,578
TRG Series F preferred distributions	615	615
Noncontrolling share of income (loss) of TRG	(45,894)	7,445
Distributions in excess of noncontrolling share of income of TRG		3,565

	$(48,735)	$14,619

     Net income (loss) attributable to the noncontrolling interests for the nine months ended September 30, 2009 and September 30, 2008 includes the following:

	2009	2008
Net income (loss) attributable to noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	$270	$3,722
Distributions in excess of noncontrolling share of income of consolidated joint ventures		7,973
TRG Series F preferred distributions	1,845	1,845
Noncontrolling share of income (loss) of TRG	(34,018)	17,866
Distributions in excess of noncontrolling share of income of TRG		15,183

	$(31,903)	$46,589

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Pro forma results
     Net loss attributable to Taubman Centers, Inc. common shareowners for the three and nine months ended September 30, 2009 would have been $153.0 million and $146.9 million, respectively, or $2.88 and $2.77 per common share, respectively, if accounted for under the previous method of accounting for noncontrolling interests.
Taubman Asia
     In October 2009, the Company’s President of The Taubman Company Asia Limited (the Asia President) resigned and assigned his 10% membership interest in Taubman Properties Asia, LLC to an affiliate of the Company for a nominal amount. The Asia President had obtained this ownership interest in January 2008. The Operating Partnership had a preferred investment in Taubman Asia to the extent the Asia President had not yet contributed capital commensurate with his ownership interest. The Asia President’s interest in Taubman Asia was accounted for as a noncontrolling interest, which had a zero balance at the date of assignment.
Finite Life Entities
     ASC Topic 480, “Distinguishing Liabilities from Equity” establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. At September 30, 2009, the Company held controlling interests in consolidated entities with specified termination dates in 2081 and 2083. The noncontrolling owners’ interests in these entities are to be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entity. The estimated fair value of these noncontrolling interests was approximately $110.8 million at September 30, 2009, compared to a book value of $(97.6) million that is classified in Noncontrolling Interests in the Company’s Consolidated Balance Sheet.
Restructuring
     In 2009, in response to the decreased level of active projects due to the downturn in the economy, the Company reduced its workforce by about 40 positions, primarily in areas that directly or indirectly affect its development initiatives in the U.S. and Asia. A restructuring charge of $2.6 million was recorded in the first half of 2009, which primarily represents the cost of terminations of personnel.
Subsequent Events
     The Company has evaluated whether any subsequent events have occurred up through the time of issuing these financial statements on November 3, 2009.
Note 2 — Income Taxes
     The Company is subject to corporate level federal, state, and foreign income taxes in its taxable REIT subsidiaries and state income taxes in certain partnership subsidiaries, which are provided for in the Company’s financial statements. The Company’s deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. The Company’s temporary differences primarily relate to net operating loss carryforwards. As of September 30, 2009 and December 31, 2008, the Company had a net federal, state, and foreign deferred tax asset of $6.7 million, after valuation allowances of $6.0 million and $7.5 million, respectively. As of September 30, 2009 and December 31, 2008, the Company had a federal and state deferred tax liability of $3.5 million and $3.8 million, respectively.
     Additional information regarding the Company’s current and deferred tax provision is provided below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Federal and state expense (benefit) — current	$(105)	$179	$576	$571
Federal and state expense (benefit) — deferred	(106)	39	(319)	87

	$(211)	$218	$257	$658

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     The Company had no unrecognized tax benefits as defined by ASC Topic 740, “Income Taxes” as of September 30, 2009. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of September 30, 2009. The Company has no material interest or penalties relating to income taxes recognized in the Consolidated Statement of Operations for the three or nine months ended September 30, 2009 or in the Consolidated Balance Sheet as of September 30, 2009. As of September 30, 2009, returns for the calendar years 2005 through 2008 remain subject to examination by U.S. and various state and foreign tax jurisdictions.
Note 3 — Impairment Charges
The Pier Shops at Caesars
     In September 2009, the Company concluded that the carrying value (book value) of the investment in the consolidated joint venture that owns The Pier Shops at Caesars (The Pier Shops) was impaired and recognized a non-cash charge of $107.7 million, representing the excess of The Pier Shops’ book value of the investment over its fair value of approximately $52 million. The Operating Partnership’s share of the charge was $101.8 million. The Company’s conclusion was based on a decision by its Board of Directors, in connection with a review of the Company’s capital plan, to discontinue the Company’s financial support of The Pier Shops. The $135 million loan has now been turned over to the special servicer, although, the Company expects the transition process will take some time. The Company continues to record the operations of the center in its results.
     The Board’s decision considered that The Pier Shops’ current cash flows, as well as estimates of future cash flows, are insufficient to cover debt service and operating costs due to economic conditions, tenant sales performance, high capital requirements to complete the property’s lease-up, high operating costs, and the anticipated refinancing shortfall at the loan’s maturity in May 2017. A default on this loan will not trigger any cross defaults on the Company’s lines of credit or any other indebtedness.
Regency Square
     In September 2009, the Company concluded that the carrying value of the investment in Regency Square is also impaired and recognized a non-cash charge of $59.0 million, representing the excess book value of the investment over its fair value of approximately $29 million. The Company’s conclusion was based on current estimates of future cash flows for the property, which will be negatively impacted by necessary capital expenditures and declining net operating income. At the current level of cash flow, Regency Square intends to continue to service its non-recourse mortgage loan. This loan has a principal balance of $74.5 million as of September 30, 2009, with $71.6 million due on this amortizing loan at its maturity in November 2011.
     See Note 12 for assumptions used to estimate the fair values of these assets.
Note 4 — Acquisition and Development
Macao
     In 2008, Taubman Asia entered into agreements to acquire a 25% interest in The Mall at Studio City, the retail component of Macao Studio City, a major mixed-use project on the Cotai Strip in Macao, China. In addition, Taubman Asia entered into long-term agreements to perform development, management, and leasing services for the shopping center. In August 2009, the Company’s Macao agreements were terminated and its initial $54 million cash payment was returned because the financing for the project was not completed. The $54 million cash payment plus interest was used to pay down the Company’s credit lines. In addition, the Company wrote off the previously capitalized project costs of $2.5 million and recognized in income the offsetting deferred revenue of $2.5 million, which represented the non-refundable development fee received in October 2008 from the owner of the Macao project.
Oyster Bay
     The Company is expensing costs relating to The Mall at Oyster Bay until it is probable that it will be able to successfully move forward with a project. The Company began expensing carrying costs as incurred in the fourth quarter of 2008.The Company’s capitalized investment in the project as of September 30, 2009 is $39.8 million, consisting of land and site improvements. If the Company is ultimately unsuccessful in obtaining the right to build the center, it is uncertain whether the Company would be able to recover the full amount of this capitalized investment through alternate uses of the land.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Partridge Creek
     Partridge Creek, a 0.6 million square foot center, opened in October 2007 in Clinton Township, Michigan. In May 2006, the Company engaged the services of a third-party investor to acquire certain property associated with the project, in order to facilitate a Section 1031 like-kind exchange to provide flexibility for disposing of assets in the future. The third-party investor was the owner of the project and leased the land from a subsidiary of the Company. In turn, the owner leased the project back to the Company. The Company provided approximately 45% of the project funding under a junior subordinated financing, which was repaid in September 2008. The owner provided $9 million in equity. Funding for the remaining project costs was provided by the owner’s third-party recourse construction loan. In September 2008, the Company exercised its option to purchase the third-party owner’s interests in Partridge Creek. The purchase price of $11.8 million included the original owner’s equity contribution of $9 million plus a 12% cumulative return. The acquisition of the interests was accounted for under the purchase method. The excess of the purchase price over the book value of the interests acquired was approximately $3.8 million and was allocated principally to building and improvements. The Company assumed all of the obligations and was assigned all of the owner’s rights under the ground lease, the operating lease, and any remaining obligations under the loans.
Note 5 — Investments in Unconsolidated Joint Ventures
General Information
     The Company owns beneficial interests in joint ventures that own shopping centers. The Operating Partnership is the direct or indirect managing general partner or managing member of these Unconsolidated Joint Ventures, except for the ventures that own Arizona Mills, The Mall at Millenia, and Waterside Shops.

Ownership as of
September 30, 2009 and
Shopping Center	December 31, 2008
Arizona Mills	50%
Fair Oaks	50
The Mall at Millenia	50
Stamford Town Center	50
Sunvalley	50
Waterside Shops	25
Westfarms	79
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
     In its Consolidated Balance Sheet, the Company separately reports its investment in Unconsolidated Joint Ventures for which accumulated distributions have exceeded investments in and net income of the Unconsolidated Joint Ventures. The net equity of certain joint ventures is less than zero because distributions are usually greater than net income, as net income includes non-cash charges for depreciation and amortization.
Combined Financial Information
     Combined balance sheet and results of operations information is presented in the following table for the Unconsolidated Joint Ventures, followed by the Operating Partnership’s beneficial interest in the combined information. Beneficial interest is calculated based on the Operating Partnership’s ownership interest in each of the Unconsolidated Joint Ventures.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	September 30	December 31
	2009	2008
Assets:
Properties	$1,091,847	$1,087,341
Accumulated depreciation and amortization	(388,561)	(366,168)

	$703,286	$721,173
Cash and cash equivalents	19,319	28,946
Accounts and notes receivable, less allowance for doubtful accounts of $2,165 and $1,419 in 2009 and 2008	20,334	26,603
Deferred charges and other assets	18,426	20,098

	$761,365	$796,820

Liabilities and accumulated deficiency in assets:
Notes payable	$1,095,655	$1,103,903
Accounts payable and other liabilities	43,773	61,570
TRG’s accumulated deficiency in assets	(205,224)	(201,466)
Unconsolidated Joint Venture Partners’ accumulated deficiency in assets	(172,839)	(167,187)

	$761,365	$796,820

TRG’s accumulated deficiency in assets (above)	$(205,224)	$(201,466)
Contribution payable		(1,005)
TRG basis adjustments, including elimination of intercompany profit	70,553	71,623
TCO’s additional basis	65,180	66,640

Net Investment in Unconsolidated Joint Ventures	$(69,491)	$(64,208)
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures	157,282	154,141

Investment in Unconsolidated Joint Ventures	$87,791	$89,933

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Revenues	$67,286	$67,054	$197,030	$194,625

Maintenance, taxes, utilities, and other operating expenses	$22,929	$21,858	$69,297	$66,988
Interest expense	16,219	16,421	48,287	48,565
Depreciation and amortization	9,212	9,714	28,172	28,528

Total operating costs	$48,360	$47,993	$145,756	$144,081

Nonoperating income	31	115	88	594

Net income	$18,957	$19,176	$51,362	$51,138

Net income attributable to TRG	$10,435	$10,640	$28,700	$28,359
Realized intercompany profit, net of depreciation on TRG’s basis adjustments	506	1,136	1,740	2,115
Depreciation of TCO’s additional basis	(487)	(487)	(1,460)	(1,460)

Equity in income of Unconsolidated Joint Ventures	$10,454	$11,289	$28,980	$29,014

Beneficial interest in Unconsolidated Joint Ventures’ operations:
Revenues less maintenance, taxes, utilities, and other operating expenses	$24,413	$25,636	$70,897	$71,394
Interest expense	(8,416)	(8,570)	(25,069)	(25,289)
Depreciation and amortization	(5,543)	(5,777)	(16,848)	(17,091)

Equity in income of Unconsolidated Joint Ventures	$10,454	$11,289	$28,980	$29,014

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     The estimated fair value of the Unconsolidated Joint Ventures’ notes payable was $1.1 billion at September 30, 2009 and December 31, 2008 (Note 12).
Note 6 — Beneficial Interest in Debt and Interest Expense
     The Operating Partnership’s beneficial interest in the debt, capital lease obligations, capitalized interest, and interest expense of its consolidated subsidiaries and its Unconsolidated Joint Ventures is summarized in the following table. The Operating Partnership’s beneficial interest in the consolidated subsidiaries excludes debt and interest related to the noncontrolling interests in Cherry Creek Shopping Center (50%), International Plaza (49.9%), The Pier Shops (22.5%), The Mall at Wellington Green (10%), and MacArthur Center (5%).

	At 100%		At Beneficial Interest
		Unconsolidated		Unconsolidated
	Consolidated	Joint	Consolidated	Joint
	Subsidiaries	Ventures	Subsidiaries	Ventures
Debt as of:
September 30, 2009	$2,686,239	$1,095,655	$2,327,188	$561,518
December 31, 2008	2,796,821	1,103,903	2,437,590	566,437

Capital lease obligations as of:
September 30, 2009	$1,070	$43	$1,068	$21
December 31, 2008	2,474	167	2,467	84

Capitalized interest:
Nine months ended September 30, 2009	$915	$23	$905	$11
Nine months ended September 30, 2008	7,483	134	7,376	119

Interest expense:
Nine months ended September 30, 2009	$109,113	$48,287	$94,318	$25,069
Nine months ended September 30, 2008	108,993	48,565	94,307	25,289
Debt Covenants and Guarantees
     Certain loan agreements contain various restrictive covenants, including a minimum net worth requirement, a maximum payout ratio on distributions, a minimum debt yield ratio, a maximum leverage ratio, minimum interest coverage ratios, and a minimum fixed charges coverage ratio, the latter being the most restrictive. The Operating Partnership is in compliance with all of its covenants as of September 30, 2009. The maximum payout ratio on distributions covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain the Company’s tax status, pay preferred distributions, and for distributions related to the sale of certain assets. See Note 3 regarding The Pier Shops loan.
     Payments of principal and interest on the loans in the following table are guaranteed by the Operating Partnership as of September 30, 2009.

		TRG’s	Amount of
		Beneficial	Loan Balance	% of Loan
	Loan	Interest in Loan	Guaranteed	Balance	% of Interest
	Balance as	Balance as	by TRG as	Guaranteed	Guaranteed
Center	of 9/30/09	of 9/30/09	of 9/30/09	by TRG	by TRG
	(in millions of dollars)
Dolphin Mall	40.0	40.0	40.0	100%	100%
Fairlane Town Center	80.0	80.0	80.0	100%	100%
Twelve Oaks Mall	—	—	—	100%	100%
     The Operating Partnership has also guaranteed certain obligations of Partridge Creek, which is encumbered by a $73.8 million recourse construction loan.
     The Company is required to escrow cash balances for specific uses stipulated by certain of its lenders. As of September 30, 2009 and December 31, 2008, the Company’s cash balances restricted for these uses were $3.6 million and $2.9 million, respectively. Such amounts are included within Cash and Cash Equivalents in the Company’s Consolidated Balance Sheet.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 7 — Derivative and Hedging Activities
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
     The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedging instruments under ASC Topic 815, “Derivatives and Hedging.”
     As of September 30, 2009, the Company has exposure to three outstanding derivatives. Two of the derivatives are receive-variable/pay-fixed interest rate swaps held by 50% owned Unconsolidated Joint Ventures that have a total notional balance of $280 million. The third derivative is a receive-variable/pay-fixed interest rate swap held by a 50.1% owned consolidated joint venture with a total notional balance of $325 million. All three of the swaps have been designated and are expected to be effective as cash flow hedges of the interest payments on the associated debt.
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
     The Company expects that approximately $15.8 million of the AOCI of Taubman Centers, Inc. and the noncontrolling interests will be reclassified from AOCI and recognized as a reduction of income in the following 12 months.
     As of September 30, 2009, the Company had $4.2 million of net realized losses included in AOCI resulting from discontinued cash flow hedges related to settled derivative instruments that are being recognized as a reduction of income over the term of the hedged debt.
     The tables below present the effect of derivative instruments on the Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and September 30, 2008. The tables include the location and amount of unrealized gains and losses on outstanding derivative instruments in cash flow hedging relationships and the location and amount of realized losses reclassified from AOCI into income resulting from settled derivative instruments associated with hedged debt.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     During the three months ended September 30, 2009 and September 30, 2008, the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.

Amount of Gain or (Loss)	Location of Gain or	Amount of Gain or
Recognized in OCI on	(Loss) Reclassified	(Loss) Reclassified
Derivative	from AOCI into Income	from AOCI into
(Effective Portion)	(Effective Portion)	Income (Effective Portion)
Three Months Ended	Three Months Ended
September 30	September 30
2009	2008	2009	2008
Derivatives in cash flow hedging relationships:
Interest rate contract — consolidated subsidiaries	$820	$(814)	Interest Expense	$(2,970)	$(1,799)
Interest rate contracts — UJVs	(180)	(784)	Equity in Income of UJVs	(981)	(197)

Total derivatives in cash flow hedging relationships	$640	$(1,598)	$(3,951)	$(1,996)

Realized losses on settled cash flow hedges:
Interest rate contracts — consolidated subsidiaries	Interest Expense	$(221)	$(221)
Interest rate contract — UJVs	Equity in Income of UJVs	(94)	(94)

Total realized losses on settled cash flow hedges	$(315)	$(315)

     During the nine months ended September 30, 2009 and September 30, 2008, the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.

	Amount of Gain or (Loss)		Location of Gain or	Amount of Gain or
	Recognized in OCI on		(Loss) Reclassified	(Loss) Reclassified
	Derivative		from AOCI into Income	from AOCI into
	(Effective Portion)		(Effective Portion)	Income (Effective Portion)
	Nine Months Ended			Nine Months Ended
	September 30			September 30
	2009	2008		2009	2008
Derivatives in cash flow hedging relationships:
Interest rate contract — consolidated subsidiaries	$4,156	$(2,623)	Interest Expense	$(8,471)	$(2,936)
Interest rate contracts — UJVs	950	1,785	Equity in Income of UJVs	(2,755)	(345)

Total derivatives in cash flow hedging relationships	$5,106	$(838)		$(11,226)	$(3,281)

Realized losses on settled cash flow hedges:
Interest rate contracts — consolidated subsidiaries			Interest Expense	$(664)	$(664)
Interest rate contract — UJVs			Equity in Income of UJVs	(282)	(282)

Total realized losses on settled cash flow hedges				$(946)	$(946)

     The Company records all derivative instruments at fair value in the Consolidated Balance Sheet. The following table presents the location and fair value of the Company’s derivative financial instruments as reported in the Consolidated Balance Sheet as of September 30, 2009 and December 31, 2008. As of September 30, 2009 and December 31, 2008 the Company does not have any derivatives in an asset position.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

		Liability Derivatives
		September 30	December 31
	Consolidated Balance
	Sheet Location	2009	2008
Derivatives designated as hedging instruments:
Interest rate contract — consolidated subsidiaries	Accounts Payable and Accrued Liabilities	$13,032	$17,188
Interest rate contracts — UJVs	Investment in UJVs	5,024	5,974

Total designated as hedging instruments		$18,056	$23,162

Total Derivatives		$18,056	$23,162

Contingent Features
     As of September 30, 2009 and December 31, 2008, all three of the Company’s outstanding derivatives contain provisions that state if the hedged entity defaults on any of its indebtedness in excess of $1 million, then the derivative obligation could also be declared in default. In addition, one of the three outstanding derivatives contains a provision that if the Operating Partnership defaults on any of its indebtedness in excess of $1 million, then the derivative obligation could also be declared in default.
     As of September 30, 2009 and December 31, 2008, the fair value of derivative instruments with credit-risk-related contingent features that are in a liability position was $18.1 million and $23.2 million, respectively. As of September 30, 2009 and December 31, 2008, the Company was not required to post any collateral related to these agreements. If the Company breached any of these provisions it would be required to settle its obligations under the agreements at their fair value. The Company is not in default on any of its debt obligations. See Note 12 for fair value information on derivatives.
Note 8 — Equity Transactions
     The following schedule presents the effects of changes in Taubman Centers, Inc.’s ownership interest in consolidated subsidiaries on Taubman Centers, Inc.’s equity:

	Nine Months Ended September 30,
	2009	2008
Net income (loss) attributable to Taubman Centers, Inc. common shareowners	$(73,666)	$14,117
Transfers (to) from the noncontrolling interest —
Increase in Taubman Centers, Inc.’s paid-in capital for the acquisition of additional units of TRG under the Continuing Offer	7

Net transfers (to) from noncontrolling interests	7

Change from net income (loss) attributable to Taubman Centers, Inc. and transfers (to) from noncontrolling interests	$(73,659)	$14,117

     In 2008, there was no impact to the equity of Taubman Centers, Inc. common shareowners resulting from the acquisition of additional units under the Continuing Offer because the equity balance of the noncontrolling partners was maintained at zero (Note1).
Note 9 — Share-Based Compensation
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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     Under the 2008 Omnibus Plan, in arriving at the amount of shares or Operating Partnership units available for future grants, the actual number of restricted stock units, performance share units and unrestricted shares granted are deducted at a ratio of 2.85 to one. Options are deducted on a one-for-one basis. The amount available for future grants is adjusted when the number of contingently issuable shares or units are settled, for grants that are forfeited, and for options that expire without being exercised.
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
     The compensation cost charged to income for the Company’s share-based compensation plans was $3.4 million and $7.0 million for the three and nine months ended September 30, 2009, respectively. The compensation cost charged to income for the Company’s share-based compensation plans was $1.8 million and $5.8 million for the three and nine months ended September 30, 2008, respectively. Compensation cost capitalized as part of properties and deferred leasing costs was approximately $0.1 million and $0.3 million for the three and nine months ended September 30, 2009, respectively, and $0.2 million and $0.7 million for the three and nine months ended September 30, 2008, respectively.
Options
     In 2009, options were granted pursuant to the 2008 Omnibus Plan to purchase units of limited partnership interests in TRG, which are exchangeable for new shares of the Company’s stock under the Continuing Offer (Note 10). The options have ten-year contractual terms. The 1.4 million options granted in the first quarter of 2009 vested during the third quarter of 2009 due to the satisfaction of the vesting condition of the closing price of the Company’s common stock, as quoted on the New York Stock Exchange, being $30 or greater for ten consecutive trading days. The remaining unamortized compensation cost was recognized upon the satisfaction of the vesting condition.
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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     A summary of option activity for the nine months ended September 30, 2009 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average	Range of Exercise Prices
			Remaining
			Contractual Term
			(in years)
Outstanding at January 1, 2009	1,350,477	$39.73	7.2	$29.38 - $55.90
Granted	1,439,135	14.13

Outstanding at September 30, 2009	2,789,612	$26.52	8.0	$13.83 - $55.90

Fully vested options at September 30, 2009	2,120,283	$22.94	8.4

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
Performance Share Units
     In 2009, the Company granted Performance Share Units (PSU) under the 2008 Omnibus Plan. Each PSU represents the right to receive, upon vesting, one share of the Company’s common stock, subject to adjustments. The vesting date is three years from the grant date if continuous service has been provided or upon retirement or certain other events if earlier. The actual number of PSU that may ultimately vest will range from 0 — 300% based on the Company’s market performance relative to that of a peer group. No dividends accumulate during the vesting period.
     The Company estimated the value of the PSU granted during the nine months ended September 30, 2009 using a Monte Carlo simulation based on the following assumptions and resulting in the grant date fair value shown below. When used in the simulation, the value of the Company’s stock at the grant date was reduced by the discounted present value of expected dividends during the vesting period.

2009
Expected volatility	42.53%
Risk-free interest rate	1.3%
Weighted average grant-date fair value	$15.60
     A summary of PSU activity for the nine months ended September 30, 2009 is presented below:

Outstanding at January 1, 2009	—
Granted	196,943

Outstanding at September 30, 2009	196,943

     None of the PSU outstanding at September 30, 2009 were vested.
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
     The Company estimated the value of the RSU granted during the nine months ended September 30, 2009 using the Company’s common stock price at the grant date deducting the present value of expected dividends during the vesting period using a risk-free interest rate of 1.3%. The result of the Company’s valuation was a weighted average grant-date fair value of $8.99.

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
     A summary of RSU activity for the nine months ended September 30, 2009 is presented below:

	Number of Restricted	Weighted Average
	Stock Units	Grant Date Fair Value
Outstanding at January 1, 2009	334,878	$48.57
Granted	368,588	8.99
Redeemed	(118,824)	40.38
Forfeited	(16,005)	38.20

Outstanding at September 30, 2009	568,637	24.92

     Based on an analysis of historical employee turnover, the Company has made an annual forfeiture assumption of 2.4% of grants when recognizing compensation costs relating to the RSU. None of the RSU outstanding at September 30, 2009 were vested.
Note 10 — Commitments and Contingencies
Cash Tender
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
     Based on a market value at September 30, 2009 of $36.08 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $918 million. The purchase of these interests at September 30, 2009 would have resulted in the Company owning an additional 32% interest in the Operating Partnership.
Continuing Offer
     The Company has made a continuing, irrevocable offer to all present holders (other than certain excluded holders, including A. Alfred Taubman), assignees of all present holders, those future holders of partnership interests in the Operating Partnership as the Company may, in its sole discretion, agree to include in the continuing offer, and all existing and future optionees under the 2008 Omnibus Plan and all existing optionees under the prior option plan to exchange shares of common stock for partnership interests in the Operating Partnership (the Continuing Offer). Under the Continuing Offer agreement, one unit of the Operating Partnership interest is exchangeable for one share of the Company’s common stock. Units of partnership interest are not redeemable for cash or any other asset under the Continuing Offer. The Company must generally use its “best efforts” to maintain an effective registration statement for common shares issuable under the Continuing Offer. Upon a tender of Operating Partnership units, the corresponding shares of Series B Preferred Stock, if any, will automatically be converted into the Company’s common stock at a rate of 14,000 shares of Series B Preferred Stock for one common share.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Litigation
     In September 2009, a restaurant owner filed a lawsuit in Superior Court of the State of California for the County of Los Angeles (Case No. BC 421212) against Taubman Centers, Inc., the Operating Partnership, and the Manager. The plaintiff is alleging breach of oral agreement, promissory estoppel, specific performance, and fraud related to a proposed lease. The plaintiff is seeking damages exceeding $10 million, lost profits, restitution on its current lease, exemplary or punitive damages, and specific performance. The lawsuit is in its early legal stages and the Company is vigorously defending it. The outcome of this lawsuit cannot be predicted with any certainty and management is currently unable to estimate an amount or range of potential loss that could result if an unfavorable outcome occurs. While management does not believe that an adverse outcome in the lawsuit would have a material adverse effect on the Company’s financial condition, there can be no assurance that an adverse outcome would not have a material effect on the Company’s results of operations for any particular period.
     In April 2009, two restaurant owners, their two restaurants, and their principal filed a lawsuit in United States District Court for the Eastern District of Pennsylvania (Case No. CV01619) against Atlantic Pier Associates LLC (“APA”, the owner of The Pier Shops at Caesars), the Operating Partnership, Taubman Centers, Inc., the owners of APA and certain affiliates of such owners, and a former employee of one of such affiliates. The plaintiffs are alleging the defendants misrepresented and concealed the status of certain tenant leases at The Pier Shops and that such status was relied upon by the plaintiffs in making decisions about their own leases. The plaintiffs are seeking damages exceeding $20 million, rescission of their leases, exemplary or punitive damages, costs and expenses, attorney’s fees, return of certain rent, and other relief as the court may determine. The lawsuit is in its early legal stages and the defendants are vigorously defending it. The outcome of this lawsuit cannot be predicted with any certainty and management is currently unable to estimate an amount or range of potential loss that could result if an unfavorable outcome occurs. While management does not believe that an adverse outcome in the lawsuit would have a material adverse effect on the Company’s financial condition, there can be no assurance that an adverse outcome would not have a material effect on the Company’s results of operations for any particular period.
     In November 2007, three developers of a project called Blue Back Square (BBS) in West Hartford, Connecticut, filed a lawsuit in the Connecticut Superior Court, Judicial District of Hartford at Hartford (Case No. CV-07-5014613-S) against the Manager the Westfarms Unconsolidated Joint Venture, and its partners and its subsidiary, alleging that the defendants (i) filed or sponsored vexatious legal proceedings and abused legal process in an attempt to thwart the development of the BBS project, (ii) interfered with contractual relationships with certain tenants of BBS, and (iii) violated Connecticut fair trade law. The lawsuit alleges damages in excess of $30 million and seeks double and treble damages and punitive damages. The plaintiffs recently increased their claimed damages to in excess of $40 million. Also in early November 2007, the Town of West Hartford and the West Hartford Town Council filed a substantially similar lawsuit against the same entities in the same court (Case No. CV-07-5014596-S). The second lawsuit did not specify any particular amount of damages but similarly requests double and treble damages and punitive damages. The lawsuits are being vigorously defended. The outcome of these lawsuits cannot be predicted with any certainty and management is currently unable to estimate an amount or range of potential loss that could result if an unfavorable outcome occurs. While management does not believe that an adverse outcome in either lawsuit would have a material adverse effect on the Company’s financial condition, there can be no assurance that an adverse outcome would not have a material effect on the Company’s results of operations for any particular period.
Other
     See Note 6 for the Operating Partnership’s guarantees of certain notes payable and other obligations, Note 7 for contingent features relating to derivative instruments, and Note 9 for obligations under existing share-based compensation plans.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 11 — Earnings (Loss) Per Share
     Basic earnings per share amounts are based on the weighted average of common shares outstanding for the respective periods. Diluted earnings per share amounts are based on the weighted average of common shares outstanding plus the dilutive effect of potential common stock. Potential common stock includes outstanding partnership units exchangeable for common shares under the Continuing Offer (Note 10), outstanding options for units of partnership interest, PSU, RSU, deferred shares under the Non-Employee Directors’ Deferred Compensation Plan (Note 9), and unissued partnership units under a unit option deferral election. In computing the potentially dilutive effect of potential common stock, partnership units are assumed to be exchanged for common shares under the Continuing Offer, increasing the weighted average number of shares outstanding. The potentially dilutive effects of partnership units outstanding and/or issuable under the unit option deferral elections are calculated using the if-converted method, while the effects of other potential common stock are calculated using the treasury method. Contingently issuable shares are included in diluted EPS based on the number of shares, if any, that would be issuable if the end of the reporting period were the end of the contingency period.
     As of September 30, 2009, there were 8.7 million partnership units outstanding and 0.9 million unissued partnership units under unit option deferral elections that may be exchanged for common shares of the Company under the Continuing Offer. These outstanding partnership units and unissued units were excluded from the computation of diluted earnings per share as they were anti-dilutive in all periods presented. Potentially dilutive securities under share based compensation plans (Note 9) were excluded from the computation of EPS for the three and nine months ended September 30, 2009 because they were anti-dilutive due to net losses in these periods.
     In 2009, the Company adopted new accounting requirements related to noncontrolling interests. See “Note 1 — Interim Financial Statements — Noncontrolling Interests — Pro forma results,” for a calculation of what net income attributable to Taubman Centers, Inc. common shareowners and earnings per common share would have been under the previous accounting.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Net income (loss) attributable to Taubman Centers, Inc. common shareowners (Numerator):
Basic and Diluted	$(94,073)	$9,197	$(73,666)	$14,117

Shares (Denominator) — basic	53,147,866	52,908,924	53,112,145	52,815,246
Effect of dilutive securities		503,312		554,972

Shares (Denominator) — diluted	53,147,866	53,412,236	53,112,145	53,370,218

Earnings (loss) per common share:
Basic	$(1.77)	$0.17	$(1.39)	$0.27

Diluted	$(1.77)	$0.17	$(1.39)	$0.26

Note 12 — Fair Value Disclosures
     This note contains required fair value disclosures for assets and liabilities remeasured at fair value on a recurring basis, assets that were remeasured at fair value on a nonrecurring basis during the period, and financial instruments carried at other than fair value, as well as assumptions employed in deriving these fair values.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Recurring Valuations
Derivative Instruments
     The fair value of interest rate hedging instruments is the amount that the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the reporting date. The Company’s valuations of its derivative instruments are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative, and therefore fall into level 2 of the fair value hierarchy. The valuations reflect the contractual terms of the derivatives, including the period to maturity, and use observable market-based inputs, including forward curves. The fair values of interest rate hedging instruments also incorporate credit valuation adjustments to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk.
Marketable Securities
     The Company’s valuations of marketable securities, which are considered to be available-for-sale, and an insurance deposit utilize unadjusted quoted prices determined by active markets for the specific securities the Company has invested in, and therefore fall into Level 1 of the fair value hierarchy.
     For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements as of
	September 30, 2009 Using
	Quoted Prices in	Significant Other
	Active Markets for	Observable
	Identical Assets	Inputs
Description	(Level 1)	(Level 2)
Available-for-sale securities	$1,623
Insurance deposit	9,705

Total assets	$11,328

Derivative interest rate contract (Note 7)		$(13,032)

Total liabilities		$(13,032)

     The insurance deposit shown above represents an escrow account maintained in connection with a property and casualty insurance arrangement for the Company’s shopping centers, and is classified within Deferred Charges and Other Assets. Corresponding deferred revenue relating to amounts billed to tenants for this arrangement has been classified within Accounts Payable and Other Liabilities.
     The available-for-sale securities shown above include $1.6 million of marketable securities that represent shares in a Vanguard REIT fund that were purchased to facilitate a tax efficient structure for the 2005 disposition of Woodland mall. In the second quarter of 2009, the Company concluded that the decrease in value was other than temporary, and therefore recognized a $1.7 million impairment loss.
Nonrecurring Valuations
     The Pier Shops and Regency Square investments represent the remaining book value after recognizing non-cash impairment charges to write the investments to their fair values in the third quarter of 2009. The fair values of the investments were determined based on discounted future cash flows, using management’s estimates of cash flows from operations, necessary capital expenditures, the eventual disposition of the investments, and appropriate discount and capitalization rates. See Note 3 for more details on these impairment charges.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     For assets measured at fair value on a nonrecurring basis, quantitative disclosure of the fair value for each major category of assets is presented below:

	Fair Value
	Measurements Using
	Significant
	Unobservable Inputs	Total Impairment
Description	(Level 3)	Losses
The Pier Shops investment	$52,300	$(107,652)
Regency Square investment	28,800	(59,028)

Total assets	$81,100	$(166,680)

Financial Instruments Carried at Other Than Fair Values
Community Development District Obligation
     One shopping center pays annual special assessment levies of a Community Development District (CDD), which provided certain infrastructure assets and improvements. As the amount and period of the special assessments were determinable, the Company capitalized the infrastructure assets and improvements and recognized an obligation for the future special assessments to be levied. At September 30, 2009 and December 31, 2008, the book value of the infrastructure assets and improvements, net of depreciation, was $46.4 million and $49.1 million, respectively. The related obligation is classified within Accounts Payable and Accrued Liabilities and had a balance of $63.9 million at September 30, 2009 and December 31, 2008. The fair value of this obligation, derived from quoted market prices, was $46.4 million at September 30, 2009 and $51.2 million at December 31, 2008.
Notes Payable
     The fair value of notes payable is estimated based on quoted market prices, if available. If no quoted market prices are available, the fair value of mortgages and other notes payable are estimated using cash flows discounted at current market rates. When selecting discount rates for purposes of estimating the fair value of mortgage and other notes at September 30, 2009 and December 31, 2008, the Company employed the credit spreads at which the debt was originally issued plus an additional 2% credit spread to account for current market conditions. This additional spread is an estimate and is not necessarily indicative of what the Company could obtain in the market at the reporting date. The Company does not believe that the use of different interest rate assumptions would have resulted in a materially different fair value of mortgage and other notes payable as of September 30, 2009 or December 31, 2008. To further assist financial statement users, the Company has included with its fair value disclosures an analysis of interest rate sensitivity.
     The estimated fair values of notes payable at September 30, 2009 and December 31, 2008 are as follows:

	2009		2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable	$2,686,239	$2,668,775	$2,796,821	$2,871,252
     The fair value of the notes payable is dependent on the interest rates employed used in estimating the value. An overall 1% increase in rates employed in making these estimates would have decreased the fair value of the debt shown above at September 30, 2009 by $94.4 million or 3.5%.
     See Note 5 regarding the fair value of the Unconsolidated Joint Ventures’ notes payable, and Note 7 regarding additional information on derivatives.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 13 — New Accounting Pronouncements
     In June 2009, the FASB issued Statement No. 167 “Amendments to FASB Interpretation No. 46(R).” This Statement amends Interpretation 46(R) to eliminate certain scope exceptions previously permitted, provide additional guidance for determining whether an entity is a variable interest entity, and require companies to more frequently reassess whether they must consolidate variable interest entities. Statement No. 167 also replaces the previously required quantitative approach to determining the primary beneficiary of a variable interest entity with a requirement for an enterprise to perform a qualitative analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. Statement No. 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently evaluating the application of this Statement and anticipates the Statement will not have an effect on its results of operations or financial position, as the Company does not currently have any variable interest or interests that give it a controlling financial interest in a variable interest entity in accordance with Statement No. 167.
     In September 2009, the FASB ratified the EITF’s consensus on “Multiple-Deliverable Revenue Arrangements”, contained in Accounting Standards Update No. 2009-13. This consensus amends previous accounting guidance on separating consideration in multiple-deliverable arrangements. This consensus eliminates the residual method of allocation in previous guidance and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price. This consensus also establishes a selling price hierarchy based on available evidence for determining the selling price of a deliverable, (i) first on vendor-specific objective evidence, (ii) then third party evidence, and (iii) then the estimated selling price. This consensus also requires that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This consensus is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the application of the EITF’s consensus on its results of operations and financial position.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs concerning future events, including the following: statements regarding future developments and joint ventures, rents, returns, and earnings; statements regarding the continuation of trends; and any statements regarding the sufficiency of our cash balances and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs. We caution that although forward-looking statements reflect our good faith beliefs and reasonable judgment based upon current information, these statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, because of risks, uncertainties, and factors including, but not limited to, the continuing impacts of the U.S. recession and global credit environment, other changes in general economic and real estate conditions, changes in the interest rate environment and the availability of financing, and adverse changes in the retail industry. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future. Other risks and uncertainties are detailed from time to time in reports filed with the SEC, and in particular those set forth under “Risk Factors” in our most recent Annual Report on Form 10-K. The following discussion should be read in conjunction with the accompanying consolidated financial statements of Taubman Centers, Inc. and the notes thereto.
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
Current Operating Trends
     The real estate industry continues to face difficult times due to the impacts of the recession and tough capital market and retail environment. Although there have been some positive signs, unemployment continues to be very high and there is considerable uncertainty as to how long the impacts of the recession may continue. We have seen the negative effect on our business in 2009, and we expect that the economy will continue to strain the resources of our tenants and their customers. A number of regional and national retailers have announced store closings or filed for bankruptcy. During the nine months ended September 30, 2009, 3.1% of our tenants sought the protection of the bankruptcy laws, compared to 1.5% in the comparable period in 2008. It is difficult to predict when the environment will stabilize.

     We have also seen the impact of the recession on our tenants’ sales, which continued to decrease during the quarter, although there has been some moderation in the sales decline in the third quarter. In fact, the sales trend improved in both July and August and in September, the decline was only 2.9% compared to the prior year. We expect that sales may be flat to slightly up in the fourth quarter, given the severity of the downturn that began in September 2008. Our mall tenants reported an 8.0% decrease in sales per square foot in the third quarter of 2009 from the same period in 2008, while year to date sales per square foot decreased 10.9%. For the twelve month period ended September 30, 2009, mall tenant sales per square foot decreased by 11.8% to $497 per square foot. Tenant sales and sales per square foot information are operating statistics used in measuring the productivity of the portfolio and are based on reports of sales furnished by mall tenants. Over the long term, the level of mall tenant sales is the single most important determinant of revenues of the shopping centers because mall tenants provide approximately 90% of these revenues and because mall tenant sales determine the amount of rent, percentage rent, and recoverable expenses (together, total occupancy costs) that mall tenants can afford to pay. However, levels of mall tenant sales can be considerably more volatile in the short run than total occupancy costs, and may be impacted significantly, either positively or negatively, by the success or lack of success of a small number of tenants or even a single tenant.
     Sales directly impact the amount of percentage rents certain tenants and anchors pay. The effects of increases or declines in sales on our operations are moderated by the relatively minor share of total rents that percentage rents represent of total rents. However, due to the sales declines this year and depending on actual sales in the fourth quarter, we do expect a significant decrease in this income in 2009.
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
     In the third quarter of 2009, ending occupancy was 88.5% compared to 90.5% in the third quarter of 2008. This decline is largely due to five big box anchor store locations that closed late in 2008 and in 2009 at our value centers. We expect year end occupancy will be up modestly from the third quarter’s 88.5%, but to be down approximately 1.0% compared to year end 2008. However, the impact on income will be somewhat offset by a higher level of temporary tenant leasing in 2009. Temporary tenants, defined as those with lease terms less than 12 months, are not included in occupancy or leased space statistics. As of September 30, 2009, approximately 3.1% of mall tenant space was occupied by temporary tenants, compared to 2.2% in the third quarter of 2008. We expect temporary tenant space to be as much as 4% by year end, which helps mitigate the rent loss from permanent tenants. See “Seasonality” for occupancy and leased space statistics.
     Leased space was 91.0% at September 30, 2009, down 1.4% from September 30, 2008. The difference between leased space and occupancy is that leased space includes spaces where leases have been signed but the tenants are not yet open. Neither statistic includes temporary tenants. We view occupancy as the more important of the two as it represents those spaces upon which we are collecting rent from permanent tenants. Finally, the spread between leased space and occupied space, at 2.5% this quarter, is consistent with our history of 2% to 3% in the third quarter.
     As leases have expired in the centers, we have generally been able to rent the available space, either to the existing tenant or a new tenant, at rental rates that are higher than those of the expired leases. Generally, center revenues have increased as older leases rolled over or were terminated early and replaced with new leases negotiated at current rental rates that were usually higher than the average rates for existing leases. In periods of increasing sales, rents on new leases will generally tend to rise. In periods of slower growth or declining sales, as we are experiencing now, rents on new leases will grow more slowly or will decline for the opposite reason, as tenants’ expectations of future growth become less optimistic. Rent per square foot information for our Consolidated Businesses and Unconsolidated Joint Ventures follows:

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2009	2008	2009	2008
Average rent per square foot:
Consolidated Businesses	$42.36	$44.04	$43.47	$44.04
Unconsolidated Joint Ventures	44.56	44.52	44.59	44.72
Opening base rent per square foot:
Consolidated Businesses	$36.66	$56.96	$42.12	$54.18
Unconsolidated Joint Ventures	33.04	50.41	45.82	55.94
Square feet of GLA opened:
Consolidated Businesses	123,166	97,466	672,089	576,344
Unconsolidated Joint Ventures	27,020	91,345	221,085	336,210
Closing base rent per square foot:
Consolidated Businesses	$40.36	$71.95	$39.40	$47.54
Unconsolidated Joint Ventures	54.17	50.77	44.87	46.26
Square feet of GLA closed:
Consolidated Businesses	115,023	70,882	834,917	646,606
Unconsolidated Joint Ventures	29,240	71,622	264,801	378,951
Releasing spread per square foot:
Consolidated Businesses	$(3.70)	$(14.99)	$2.72	$6.64
Unconsolidated Joint Ventures	(21.13)	(0.36)	0.95	9.68
     Rent per square foot across our portfolio, including both consolidated and unconsolidated properties, was down 2.5% for the quarter. We expect total average rent per square foot for the year to be down about 1.5% compared to the prior year. This is the result of concerted efforts to keep tenants open in this difficult environment. In addition, the difficult sales environment has put downward pressure on opening rents in 2009, which will likely continue into 2010. The spread between opening and closing rents may not be indicative of future periods, as this statistic is not computed on comparable tenant spaces, and can vary significantly from period to period depending on the total amount, location, and average size of tenant space opening and closing in the period. In the third quarter of 2009, the releasing spread per square foot of the Consolidated Businesses was negatively affected by the openings of large tenants at certain centers. Also in the third quarter of 2009, the releasing spread per square foot of the Unconsolidated Joint Ventures was impacted by the low number of openings and closings and the fact that most of the openings of tenants were not in the same center as the closing, and therefore not in the same space. In addition, the releasing spread per square foot of the Unconsolidated Joint Ventures was impacted by store size, as the average size of the stores opening was greater than the average size of the stores closing. Generally, smaller stores command a greater rent per square foot. In the third quarter of 2008, the releasing spread per square foot of the Consolidated Businesses was also negatively impacted by store size.
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

	3rd	2nd	1st		4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Total	Quarter	Quarter	Quarter	Quarter
	2009	2009	2009	2008	2008	2008	2008	2008
			(in thousands of dollars, except occupancy and leased space data)
Mall tenant sales (1)	1,020,834	994,811	941,469	4,654,885	1,342,748	1,112,502	1,116,027	1,083,608
Revenues and gains on land sales and other nonoperating income:
Consolidated Businesses	163,447	159,137	157,925	676,067	190,855	164,124	161,868	159,220
Unconsolidated Joint Ventures	67,317	63,657	66,144	272,496	77,277	67,169	63,657	64,393
Occupancy and leased space:
Ending occupancy	88.5%	88.6%	88.6%	90.3%	90.3%	90.5%	90.1%	89.9%
Average occupancy	88.4	88.7	88.8	90.3	90.7	90.4	90.0	90.0
Leased space	91.0	91.1	90.5	91.8	91.8	92.4	92.7	93.1

(1)	Based on reports of sales furnished by mall tenants.

     Because the seasonality of sales contrasts with the generally fixed nature of minimum rents and recoveries, mall tenant occupancy costs (the sum of minimum rents, percentage rents, and expense recoveries) as a percentage of sales are considerably higher in the first three quarters than they are in the fourth quarter.

	3rd	2nd	1st		4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Total	Quarter	Quarter	Quarter	Quarter
	2009	2009	2009	2008	2008	2008	2008	2008

Consolidated Businesses:
Minimum rents	10.4%	10.8%	12.1%	9.6%	8.8%	9.9%	9.9%	10.2%
Percentage rents	0.2	0.1	0.3	0.4	0.6	0.3	0.2	0.3
Expense recoveries	5.2	5.8	6.0	5.4	5.4	5.4	5.3	5.3

Mall tenant occupancy costs	15.8%	16.7%	18.4%	15.4%	14.8%	15.6%	15.4%	15.8%

Unconsolidated Joint Ventures:
Minimum rents	10.3%	10.6%	10.9%	8.9%	7.9%	9.5%	9.3%	9.2%
Percentage rents	0.3	0.0	0.3	0.4	0.6	0.4	0.0	0.4
Expense recoveries	5.0	5.1	4.9	4.6	4.9	4.8	4.4	4.2

Mall tenant occupancy costs	15.6%	15.7%	16.1%	13.9%	13.4%	14.7%	13.7%	13.8%

Center Operations
     As a result of the current recession, which has negatively impacted our operating statistics as discussed in the previous sections, we expect that net operating income of our centers, excluding lease cancellation income, could decrease by approximately 4% in 2009. Lower tenant sales for our weaker tenants have resulted in increased early terminations, rent relief, and bankruptcies, in addition to reduced percentage rent income. Bankruptcies for the quarter were 1.1%, which were 1.0% higher than last year. Year to date bankruptcies were 3.1%, compared to 1.5% for the comparable period in 2008.
     We expect the annualization of rent relief to have a further negative impact in 2010. In addition, we expect lower recoveries from CAM capital expenditures in 2010 as we plan to reduce CAM capital spending.
Results of Operations
     In addition to the trends in our operations disclosed in the preceding sections, the following sections discuss certain transactions that affected operations in the three and nine month periods ended September 30, 2009 and 2008, or are expected to impact operations in the future.
Impairment Charges
     In the third quarter of 2009, we concluded that the book values of the investments in The Pier Shops at Caesars (The Pier Shops) and Regency Square were impaired, which resulted in a non-cash charge of $166.7 million (or $160.8 million at our share).
The Pier Shops at Caesars
     Cash flows generated from The Pier Shops, although positive, are insufficient to cover debt service on the $135 million non-recourse mortgage loan. Given long term prospects for the property, our Board of Directors concluded that it is in our best interest to discontinue financial support of the center. As a result, the book value of The Pier Shops was written down by $107.7 million (our share of which is $101.8 million) to a fair value of approximately $52 million. The loan has now been turned over to the special servicer, although, we expect the transition process will take some time. We continue to record the operations of the center in our results.
Regency Square
     We concluded that the book value of the investment in Regency Square is also impaired based on current estimates of future cash flows for the property, which will be negatively impacted by necessary capital expenditures and declining net operating income. As a result, the book value of the property was written down by $59.0 million to a fair value of approximately $29 million. At the current level of cash flows, Regency Square intends to continue to service its $74.5 million non-recourse mortgage loan.
     These properties generate less than two percent of our net operating income. See “Note 3 — Impairment Charges” for additional information.

Restructuring
     In the first half of 2009, in response to the decreased level of active projects due to the downturn in the economy, we reduced our workforce by about 40 positions, primarily in areas that directly or indirectly affect our development initiatives in the U.S. and Asia. The restructuring charge was $2.6 million, and primarily represents the cost of terminations of personnel.
Taubman Asia
     In 2008, Taubman Asia entered into agreements to acquire a 25% interest in The Mall at Studio City, the retail component of Macao Studio City, a major mixed-use project on the Cotai Strip in Macao, China. In August 2009, our Macao agreements terminated and our $54 million initial cash payment was returned to us because the financing for the project was not completed. See “Note 4 — Acquisition and Development.”
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
Oyster Bay
     On January 27, 2009, the Appellate Division of the Supreme Court of the State of New York, Second Department, reversed the Supreme Court’s order directing the Town Board of the Town of Oyster Bay to issue a special use permit for the construction of The Mall at Oyster Bay. The court also held that the Town Board’s request for a supplemental environmental impact statement was proper. In June 2009, the Court of Appeals of the State of New York denied our motion for leave to appeal the January 2009 decision of the Appellate Division of the Supreme Court of the State of New York. We are expensing costs relating to Oyster Bay until it is probable that we will be able to successfully move forward with a project. We began expensing carrying costs as incurred in the fourth quarter of 2008.
Impairment Loss on Marketable Securities
     In the second quarter of 2009, we recognized an impairment loss of $1.7 million on our investment in marketable securities. The marketable securities represent shares in a Vanguard REIT fund that were purchased to facilitate a tax efficient structure for the 2005 disposition of Woodland mall. We concluded that the decrease in value was other than temporary, and therefore recognized an impairment loss.

Presentation of Operating Results
Income Allocation
     The following table contains the operating results of our Consolidated Businesses and the Unconsolidated Joint Ventures. On January 1, 2009, we adopted the new requirements of ASC Topic 810 “Consolidation” as it relates to noncontrolling interests (formerly Statement of Financial Accounting Standards (SFAS) No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin (ARB) No. 51.”) The new requirements of ASC 810 amend prior accounting and reporting standards for the noncontrolling interest (previously referred to as a minority interest) in a subsidiary. Consequently, the noncontrolling interests in the Operating Partnership and certain consolidated joint ventures no longer need to be carried at zero balances in our balance sheet. As a result, the income allocated to these noncontrolling interests is no longer required to be equal, at a minimum, to their share of distributions, which results in a material increase to our net income. Prior to 2009, under the previous accounting for noncontrolling interests, the income allocated to the Operating Partnership noncontrolling unitholders was equal to their share of distributions as long as the net equity of the Operating Partnership was less than zero. Similarly, the income allocated to the noncontrolling partners in consolidated joint ventures with net equity balances less than zero was equal to their share of operating distributions. The net equity balances of the Operating Partnership and certain of the consolidated joint ventures were less than zero because of accumulated distributions in excess of net income and not as a result of operating losses. Distributions to partners were usually greater than net income because net income includes non-cash charges for depreciation and amortization. Our average ownership percentage of the Operating Partnership was 67% during the three and nine months ended September 30, 2009 and 2008.
     Upon our adoption of the new accounting for noncontrolling interests, net income was reclassified to include the amounts attributable to the noncontrolling interests. However, as the new accounting is applicable beginning with the January 1, 2009 adoption date, the interests of these noncontrolling interests for prior periods have not been remeasured.
Use of Non-GAAP Measures
     We use Net Operating Income (NOI) as an alternative measure to evaluate the operating performance of centers, both on individual and stabilized portfolio bases. We define NOI as property-level operating revenues (includes rental income excluding straightline adjustments of minimum rent) less maintenance, taxes, utilities, ground rent, and other property operating expenses. Since NOI excludes general and administrative expenses, pre-development charges, interest income and expense, depreciation and amortization, impairment charges, restructuring charges, and gains from land and property dispositions, it provides a performance measure that, when compared period over period, reflects the revenues and expenses most directly associated with owning and operating rental properties, as well as the impact on their operations from trends in tenant sales, occupancy and rental rates, and operating costs.
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
     Our presentations of Beneficial Interest in EBITDA and FFO are not necessarily comparable to the similarly titled measures of other REITs due to the fact that not all REITs use the same definitions. These measures should not be considered alternatives to net income or as an indicator of our operating performance. Additionally, neither represents cash flows from operating, investing or financing activities as defined by GAAP. Reconciliations of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Net Income to Beneficial Interest in EBITDA are presented following the Comparison of the Nine Months Ended September 30, 2009 to the Nine Months Ended September 30, 2008.

     Comparison of the Three Months Ended September 30, 2009 to the Three Months Ended September 30, 2008
     The following table sets forth operating results for the three months ended September 30, 2009 and September 30, 2008, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

	Three Months Ended		Three Months Ended
	September 30, 2009		September 30, 2008
		UNCONSOLIDATED		UNCONSOLIDATED
	CONSOLIDATED	JOINT VENTURES	CONSOLIDATED	JOINT VENTURES
	BUSINESSES	AT 100%(1)	BUSINESSES	AT 100%(1)
	(in millions of dollars)
REVENUES:
Minimum rents	83.4	39.1	87.4	39.2
Percentage rents	2.6	1.0	3.3	1.7
Expense recoveries	56.7	24.4	60.8	25.0
Management, leasing, and development services	3.4		3.3
Other	17.0	2.8	8.9	1.2

Total revenues	163.2	67.3	163.7	67.1

EXPENSES:
Maintenance, taxes, and utilities	46.3	16.8	48.7	17.2
Other operating	16.5	5.5	18.5	3.9
Management, leasing, and development services	2.1		1.8
General and administrative	7.2		6.8
Impairment charges	166.7
Interest expense	36.4	16.2	36.0	16.5
Depreciation and amortization (2)	37.7	9.5	35.5	9.9

Total expenses	312.9	48.0	147.4	47.5

Gains on land sales and other nonoperating income	0.2		0.4	0.1

	(149.5)	19.3	16.8	19.7

Income tax (expense) benefit	0.2		(0.2)
Equity in income of Unconsolidated Joint Ventures (2)	10.5		11.3

Net income (loss)	(138.8)		27.8
Net (income) loss attributable to noncontrolling interests:
Noncontrolling share of (income) loss of consolidated joint ventures	3.5		(1.4)
Distributions in excess of noncontrolling share of income of consolidated joint ventures			(1.6)
TRG Series F preferred distributions	(0.6)		(0.6)
Noncontrolling share of (income) loss of TRG	45.9		(7.4)
Distributions in excess of noncontrolling share of income of TRG			(3.6)
Distributions to participating securities of TRG	(0.4)		(0.4)
Preferred stock dividends	(3.7)		(3.7)

Net income (loss) attributable to Taubman Centers, Inc. common shareowners	(94.1)		9.2

SUPPLEMENTAL INFORMATION:
EBITDA — 100%	(75.3)	45.0	88.3	46.1
EBITDA — outside partners’ share	(4.7)	(20.6)	(9.3)	(20.4)

Beneficial interest in EBITDA	(80.0)	24.4	79.0	25.6
Beneficial interest expense	(31.4)	(8.4)	(31.1)	(8.6)
Beneficial income tax expense	0.2		(0.2)
Non-real estate depreciation	(0.9)		(0.7)
Preferred dividends and distributions	(4.3)		(4.3)

Funds from Operations contribution	(116.3)	16.0	42.6	17.1

(1)	With the exception of the Supplemental Information, amounts include 100% of the Unconsolidated Joint Ventures. Amounts are net of intercompany transactions. The Unconsolidated Joint Ventures are presented at 100% in order to allow for measurement of their performance as a whole, without regard to our ownership interest. In our consolidated financial statements, we account for investments in the Unconsolidated Joint Ventures under the equity method.

(2)	Amortization of our additional basis in the Operating Partnership included in depreciation and amortization was $1.2 million in both 2009 and 2008. Also, amortization of our additional basis included in equity in income of Unconsolidated Joint Ventures was $0.5 million in both 2009 and 2008.

(3)	Amounts in this table may not add due to rounding.

Consolidated Businesses
     Total revenues for the quarter ended September 30, 2009 were $163.2 million, a $0.5 million or 0.3% decrease from the comparable period in 2008. Minimum rents decreased by $4.0 million, primarily due to decreases in rent per square foot and average occupancy, which were partially offset by increased income from temporary tenants. Expense recoveries decreased due to decreases in occupancy and a lower level of recoveries from in-place tenants, as well as decreased CAM capital expenditures. Other income increased primarily due to an increase in lease cancellation revenue, which was modestly offset by decreases in parking-related revenue.
     Total expenses were $312.9 million, a $165.5 million or 112.2% increase from the comparable period in 2008 due to impairment charges of $166.7 million on The Pier Shops and Regency Square recognized in the third quarter (see “Results of Operations — Impairment Charges”). Maintenance, taxes and utilities expense decreased primarily due to decreases in electricity expenses, maintenance costs and property taxes at certain centers. Other operating expense decreased due to lower pre-development costs and a reduction in the provision for bad debts. Depreciation expense increased primarily due to changes in depreciable lives of tenant allowances in connection with early terminations.
Unconsolidated Joint Ventures
     Total revenues for the three months ended September 30, 2009 were $67.3 million, a $0.2 million or 0.2% increase over the comparable period in 2008. Other income increased primarily due to an increase in lease cancellation income.
     Total expenses increased by $0.5 million or 1.0%, to $48.0 million for the three months ended September 30, 2009. Other operating expense increased primarily due to increases in professional fees and the provision for bad debts.
     As a result of the foregoing, income of the Unconsolidated Joint Ventures decreased by $0.4 million to $19.3 million for the three months ended September 30, 2009. Our equity in income of the Unconsolidated Joint Ventures was $10.5 million, a $0.8 million decrease from the comparable period in 2008.
Net Income (Loss)
     Our net income (loss) was $(138.8) million for the three months ended September 30, 2009, compared to $27.8 million for the three months ended September 30, 2008. After allocation of income to noncontrolling, preferred, and participating interests, the net income (loss) attributable to Taubman Centers, Inc. common shareowners for 2009 was $(94.1) million compared to $9.2 million in the comparable period in 2008. See “Note 1 — Interim Financial Statements — Noncontrolling Interests” to the consolidated financial statements regarding the impact of our adoption of new accounting requirements relating to noncontrolling interests.

Comparison of the Nine Months Ended September 30, 2009 to the Nine Months Ended September 30, 2008
     The following table sets forth operating results for the nine months ended September 30, 2009 and September 30, 2008, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

	Nine Months Ended		Nine Months Ended
	September 30, 2009		September 30, 2008
		UNCONSOLIDATED		UNCONSOLIDATED
	CONSOLIDATED	JOINT VENTURES	CONSOLIDATED	JOINT VENTURES
	BUSINESSES	AT 100%(1)	BUSINESSES	AT 100%(1)
	(in millions of dollars)
REVENUES:
Minimum rents	254.9	116.6	261.6	116.4
Percentage rents	5.3	2.2	7.2	3.6
Expense recoveries	172.0	72.1	178.7	69.1
Management, leasing, and development services	10.2		10.9
Other	37.4	6.2	23.2	5.5

Total revenues	479.8	197.0	481.5	194.6

EXPENSES:
Maintenance, taxes, and utilities	137.8	49.1	138.8	48.6
Other operating	47.8	17.9	56.5	16.0
Restructuring charge	2.6
Management, leasing, and development services	6.0		6.5
General and administrative	20.9		23.1
Impairment charges	166.7
Interest expense	109.1	48.3	109.0	48.6
Depreciation and amortization (2)	110.1	28.8	107.0	29.4

Total expenses	601.0	144.1	440.8	142.7

Gains on land sales and other nonoperating income	0.7	0.1	3.7	0.6
Impairment loss on marketable securities	(1.7)

	(122.1)	53.0	44.4	52.6

Income tax expense	(0.3)		(0.7)
Equity in income of Unconsolidated Joint Ventures (2)	29.0		29.0

Net income (loss)	(93.4)		72.8
Net (income) loss attributable to noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	(0.3)		(3.7)
Distributions in excess of noncontrolling share of income of consolidated joint ventures			(8.0)
TRG Series F preferred distributions	(1.8)		(1.8)
Noncontrolling share of (income) loss of TRG	34.0		(17.9)
Distributions in excess of noncontrolling share of income of TRG			(15.2)
Distributions to participating securities of TRG	(1.2)		(1.1)
Preferred stock dividends	(11.0)		(11.0)

Net income (loss) attributable to Taubman Centers, Inc. common shareowners	(73.7)		14.1

SUPPLEMENTAL INFORMATION:
EBITDA — 100%	97.1	130.1	260.4	130.6
EBITDA — outside partners’ share	(24.3)	(59.2)	(28.8)	(59.2)

Beneficial interest in EBITDA	72.8	70.9	231.6	71.4
Beneficial interest expense	(94.3)	(25.1)	(94.3)	(25.3)
Beneficial income tax expense	(0.3)		(0.7)
Non-real estate depreciation	(2.6)		(2.2)
Preferred dividends and distributions	(12.8)		(12.8)

Funds from Operations contribution	(37.2)	45.8	121.6	46.1

(1)	With the exception of the Supplemental Information, amounts include 100% of the Unconsolidated Joint Ventures. Amounts are net of intercompany transactions. The Unconsolidated Joint Ventures are presented at 100% in order to allow for measurement of their performance as a whole, without regard to our ownership interest. In our consolidated financial statements, we account for investments in the Unconsolidated Joint Ventures under the equity method.

(2)	Amortization of our additional basis in the Operating Partnership included in depreciation and amortization was $3.7 million in both 2009 and 2008. Also, amortization of our additional basis included in equity in income of Unconsolidated Joint Ventures was $1.5 million in both 2009 and 2008.

(3)	Amounts in this table may not add due to rounding.

Consolidated Businesses
     Total revenues for the nine months ended September 30, 2009 were $479.8 million, a $1.7 million or 0.4% decrease from the comparable period in 2008. Minimum rents decreased by $6.7 million, primarily due to decreases in average occupancy and rent per square foot, which were partially offset by increased income from temporary tenants. Percentage rents decreased primarily due to lower tenant sales. Expense recoveries decreased primarily due to decreases in occupancy, lower level of recoveries from in-place tenants, and decreased CAM capital expenditures. Management, leasing, and development revenue decreased primarily due to lower revenue on the Songdo development contract, which was partially offset by increased revenue from our Salt Lake City project. Other income increased primarily due to an increase in lease cancellation revenue, which was partially offset by decreases in parking-related revenue and sponsorship income. During the nine months ended September 30, 2009, we recognized our approximately $18.2 million and $1.5 million share of the Consolidated Businesses’ and Unconsolidated Joint Ventures’ lease cancellation revenue, respectively. For the full year 2009, we estimate our share of lease cancellation income to be approximately $20 million. Lease cancellation income over the last five years ranged from $8 million to this year’s record high, and will likely be much lower in 2010 than in 2009.
     Total expenses were $601.0 million, a $160.2 million or 36.3% increase from the comparable period in 2008 primarily due to impairment charges of $166.7 million on The Pier Shops and Regency Square recognized in the third quarter (see “Results of Operations — Impairment Charges”). Maintenance, taxes, and utilities expense decreased primarily due to a decrease in maintenance costs, which were partially offset by increases in property tax expenses. Other operating expense decreased primarily due to a reduction in pre-development costs and lower costs related to marketing and promotion services. We expect to incur approximately $12 million of pre-development costs in 2009. In 2009, we recognized a $2.6 million restructuring charge (see “Results of Operations — Restructuring”). General and administrative expense decreased primarily due to a decrease in professional fees and travel, which was partially offset by an increase in compensation expense. For the full year 2009, we continue to expect annual general and administrative expense to be comparable to 2008. Depreciation expense increased primarily due to changes in depreciable lives of tenant allowances in connection with early terminations, partially offset by lower depreciation on CAM assets.
     Gains on land sales and other nonoperating income was down $3.0 million primarily due to $2.2 million of gains on land sales and land-related rights in the nine months ended 2008, compared to no gains in the nine months ended September 30, 2009. The decrease was also due to a decrease in interest income from overall lower average interest rates. We believe it is unlikely that we will complete any land sale transactions in 2009.
     In the nine months ended September 30, 2009, we recognized an impairment loss of $1.7 million on our investment in marketable securities (see “Results of Operations — Impairment Loss on Marketable Securities”).
Unconsolidated Joint Ventures
     Total revenues for the nine months ended September 30, 2009 were $197.0 million, a $2.4 million or 1.2% increase over the comparable period in 2008. Percentage rents decreased primarily due to lower tenant sales. Expense recoveries increased primarily due to an increase in revenue from marketing and promotion services and an increase in property tax expense. In addition, recoveries increased due to the negative impact of prior year adjustments in 2008. Other income increased primarily due to an increase in lease cancellation revenue.
     Total expenses increased by $1.4 million or 1.0%, to $144.1 million for the nine months ended September 30, 2009. Maintenance, taxes, and utilities expense increased primarily due to an increase in property tax expense. Other operating expense increased primarily due to an increase in professional fees and the provision for bad debts.
     As a result of the foregoing, income of the Unconsolidated Joint Ventures increased by $0.4 million to $53.0 million for the nine months ended September 30, 2009. Our equity in income of the Unconsolidated Joint Ventures remained flat at $29.0 million.
Net Income (Loss)
     Our net income (loss) was $(93.4) million for the nine months ended September 30, 2009, compared to $72.8 million for the nine months ended September 30, 2008. After allocation of income to noncontrolling, preferred, and participating interests, net income (loss) attributable to Taubman Centers, Inc. common shareowners for 2009 was $(73.7) million compared to $14.1 million in the comparable period in 2008. See “Note 1 — Interim Financial Statements — Noncontrolling Interests” to the consolidated financial statements regarding the impact of our adoption of new accounting requirements for noncontrolling interests.

Reconciliation of Net Income (Loss) Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
		(in millions of dollars)
Net income (loss) attributable to TCO common shareowners	(94.1)	9.2	(73.7)	14.1

Add (less) depreciation and amortization: (1)
Consolidated businesses at 100%	37.7	35.5	110.1	107.0
Noncontrolling partners in consolidated joint ventures	(3.1)	(2.9)	(9.2)	(10.4)
Share of Unconsolidated Joint Ventures	5.5	5.8	16.8	17.1
Non-real estate depreciation	(0.9)	(0.7)	(2.6)	(2.2)

Add noncontrolling interests:
Noncontrolling share of income (loss) of TRG	(45.9)	7.4	(34.0)	17.9
Distributions in excess of noncontrolling share of income of TRG		3.6		15.2
Distributions in excess of noncontrolling share of income of consolidated joint ventures		1.6		8.0

Add distributions to participating securities of TRG	0.4	0.4	1.2	1.1

Funds from Operations	(100.3)	59.7	8.6	167.7

TCO’s average ownership percentage of TRG	66.8%	66.6%	66.8%	66.5%

Funds from Operations attributable to TCO	(67.0)	39.8	5.7	111.6

(1)	Depreciation includes $4.2 million and $3.5 million of mall tenant allowance amortization for the three months ended September 30, 2009 and 2008, respectively, and $11.1 million and $10.2 million for the nine months ended September 30, 2009 and 2008, respectively.

(2)	Amounts in this table may not recalculate due to rounding.
Reconciliation of Net Income (Loss) to Beneficial Interest in EBITDA

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
		(in millions of dollars)
Net income (loss)	(138.8)	27.8	(93.4)	72.8

Add (less) depreciation and amortization:
Consolidated businesses at 100%	37.7	35.5	110.1	107.0
Noncontrolling partners in consolidated joint ventures	(3.1)	(2.9)	(9.2)	(10.4)
Share of Unconsolidated Joint Ventures	5.5	5.8	16.8	17.1
Add (less) interest expense and income tax expense:
Interest expense:
Consolidated businesses at 100%	36.4	36.0	109.1	109.0
Noncontrolling partners in consolidated joint ventures	(5.0)	(5.0)	(14.8)	(14.7)
Share of Unconsolidated Joint Ventures	8.4	8.6	25.1	25.3
Income tax expense (benefit)	(0.2)	0.2	0.3	0.7

Less noncontrolling share of (income) loss of consolidated joint ventures	3.5	(1.4)	(0.3)	(3.7)

Beneficial interest in EBITDA	(55.6)	104.6	143.7	302.9

TCO’s average ownership percentage of TRG	66.8%	66.6%	66.8%	66.5%

Beneficial interest in EBITDA attributable to TCO	(37.1)	69.7	95.9	201.6

(1)	Amounts in this table may not recalculate due to rounding.

Liquidity and Capital Resources
     Our internally generated funds from operating activities, distributions from operating centers and other investing activities, augmented by use of our existing lines of credit, provide resources to maintain our current operations and assets, and pay dividends. Generally, our need to access the capital markets is limited to refinancing debt obligations at maturity and funding major capital investments. Market conditions have severely limited and may continue to limit our sources of funds for these financing activities and our ability to refinance our debt obligations at present principal amounts, interest rates, and other terms.
     We are financed with property-specific secured debt and we have two unencumbered center properties (Willow Bend and Stamford, a 50% owned Unconsolidated Joint Venture property). We have no maturities on our current debt until fall 2010, when $336 million at 100% and $263 million at our beneficial share of three loans mature. In addition, the three loans maturing in 2010 are financed at historically conservative loan to value ratios averaging approximately six times current net operating income for the properties. Further, of the $650 million at 100% and $362 million at our beneficial share of additional debt that matures in 2011 (excluding our lines of credit, which are discussed below), $575 million at 100% and $288 million at our beneficial share can be extended at our option to 2013, subject to certain covenants.
     As of September 30, 2009, we had a consolidated cash balance of $18.9 million, of which $3.6 million is restricted to specific uses stipulated by our lenders. We also have secured lines of credit of $550 million and $40 million. As of September 30, 2009, the total amount utilized of the $550 million and $40 million lines of credit was $139 million. Both lines of credit mature in February 2011. The $550 million line of credit has a one-year extension option. Twelve banks participate in our $550 million line of credit and the failure of one bank to fund a draw on our line does not negate the obligation of the other banks to fund their pro-rata shares. In October 2008 and February 2009 we borrowed $35 million and $15 million, respectively, on this credit facility, which was funded by all participating banks.
     Given the lack of debt maturities until fall 2010, we believe we have sufficient liquidity from our lines of credit and cash flows from both our consolidated and unconsolidated properties to meet our planned operating, financing, and capital needs and commitments during this period. See “MD&A — Liquidity and Capital Resources — Capital Spending” for more details.
Operating Activities
     Our net cash provided by operating activities was $189.1 million in 2009, compared to $175.6 million in 2008. See “Results of Operations” for descriptions of 2009 and 2008 transactions affecting operating cash flow.
Investing Activities
     Net cash provided by investing activities was $29.6 million in 2009, compared to $89.5 million used in 2008. Cash used in investing activities was impacted by the timing of capital expenditures. Additions to properties in 2009 related to additions to existing centers, site improvements and other capital items. Additions to properties in 2008 related to the construction of Partridge Creek, the expansion and renovation at Twelve Oaks, and our Oyster Bay project, as well as other development activities and other capital items. A tabular presentation of 2009 capital spending is shown in “Capital Spending.” In 2008, a $54.3 million contribution was made related to our acquisition of a 25% interest in The Mall at Studio City. In August 2009, the $54.3 million was returned to us when our agreements terminated because the financing for the project was not completed. See “Note 4 —Acquisition and Development” to the consolidated financial statements for more details regarding these transactions. In 2008, $1.9 million was used to acquire marketable equity securities and other assets. Also in 2008, we exercised our option to purchase the interest in Partridge Creek from the third-party owner for $11.8 million. Contributions to Unconsolidated Joint Ventures of $1.7 million in 2009 included $1.0 million of funding and costs related to a Sarasota joint venture. Contributions to Unconsolidated Joint Ventures of $8.9 million in 2008 were made primarily to fund our initial contribution to the Sarasota joint venture and the expansions at Stamford and Waterside Shops.
     Sources of cash used in funding these investing activities, other than cash flows from operating activities, included distributions from Unconsolidated Joint Ventures, as well as the transactions described under Financing Activities. Distributions from Unconsolidated Joint Ventures in excess of income provided $8.2 million and $61.6 million in 2009 and 2008, respectively. The amount in 2008 included excess proceeds from the Fair Oaks refinancing. Net proceeds from the sale of peripheral land and land-related rights were $5.3 million in 2008. The timing of land sales is variable and proceeds from land sales can vary significantly from period to period. In 2009 we received a $4.5 million repayment of a note receivable.

Financing Activities
     Net cash used in financing activities was $262.0 million in 2009 compared to $96.6 million in 2008. Payments of debt, net of proceeds from issuances, were $110.0 million in 2009, and were funded in part using the returned deposit from The Mall at Studio City. Proceeds from the issuance of debt, net of payments and issuance costs, were $80.4 million in 2008. In 2009, $1.2 million was paid, and in 2008, a net $3.8 million was received, in connection with incentive plans. Total dividends and distributions paid were $149.3 million and $178.6 million in 2009 and 2008, respectively. Common dividends paid in 2009 increased due to a change in the timing of quarterly dividend payments. Distributions to noncontrolling interests in 2008 included $51.3 million of excess proceeds from the refinancing of International Plaza.
Beneficial Interest in Debt
     At September 30, 2009, the Operating Partnership’s debt and its beneficial interest in the debt of its Consolidated Business and Unconsolidated Joint Ventures totaled $2,888.7 million, with an average interest rate of 5.26% excluding amortization of debt issuance costs and interest rate hedging costs. These costs are reported as interest expense in the results of operations. Interest expense for the nine months ended September 30, 2009 includes $0.6 million of non-cash amortization relating to acquisitions, or 0.03% of the average all-in rate. Beneficial interest in debt includes debt used to fund development and expansion costs. Beneficial interest in construction work in progress totaled $70.0 million as of September 30, 2009, which includes $25.3 million of assets on which interest is being capitalized. Beneficial interest in capitalized interest was $0.9 million for the nine months ended September 30, 2009. The following table presents information about our beneficial interest in debt as of September 30, 2009:

		Interest Rate
	Amount	Including Spread
	(in millions of dollars)
Fixed rate debt	2,372.9	5.70	%(1)

Floating rate debt:
Swapped through December 2010	162.8	5.01%
Swapped through March 2011	125.0	4.22%
Swapped through October 2012	15.0	5.95%

	302.8	4.73	%(1)
Floating month to month	213.0	1.14	%(1)

Total floating rate debt	515.8	3.25	%(1)

Total beneficial interest in debt	2,888.7	5.26	%(1)

Amortization of financing costs (2)		0.19%

Average all-in rate		5.45%

(1)	Represents weighted average interest rate before amortization of financing costs.

(2)	Financing costs include financing fees and costs related to interest rate agreements of certain fixed rate debt.

(3)	Amounts in table may not add due to rounding.
Sensitivity Analysis
     We have exposure to interest rate risk on our debt obligations and interest rate instruments. We use derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. We routinely use cap, swap, and treasury lock agreements to meet these objectives. Based on the Operating Partnership’s beneficial interest in floating rate debt in effect at September 30, 2009 and 2008, a one percent increase or decrease in interest rates on this floating rate debt would decrease or increase cash flows and earnings by approximately $2.1 million and $3.0 million, respectively. Based on our consolidated debt and interest rates in effect at September 30, 2009 and 2008, a one percent increase in interest rates would decrease the fair value of debt by approximately $94.4 million and $118.0 million, respectively, while a one percent decrease in interest rates would increase the fair value of debt by approximately $99.8 million and $125.8 million, respectively.

Loan Commitments and Guarantees
     Certain loan agreements contain various restrictive covenants, including a minimum net worth requirement, a maximum payout ratio on distributions, a minimum debt yield ratio, a maximum leverage ratio, minimum interest coverage ratios, and a minimum fixed charges coverage ratio, the latter being the most restrictive. This covenant requires that we maintain a minimum fixed charges coverage ratio of more than 1.5 over a trailing 12-month period. As of September 30, 2009, our minimum fixed charges coverage ratio was 2.2. We are in compliance with all of our covenants as of September 30, 2009. The maximum payout ratio on distributions covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain our tax status, pay preferred distributions, and for distributions related to the sale of certain assets. See “Note 3 — Impairment Charges” to the consolidated financial statements for information on The Pier Shops loan. See “Note 6 — Beneficial Interest in Debt and Interest Expense” to the consolidated financial statements for more details on guarantees.
Cash Tender Agreement
     A. Alfred Taubman has the annual right to tender units of partnership interest in the Operating Partnership and cause us to purchase the tendered interests at a purchase price based on a market valuation of TCO on the trading date immediately preceding the date of the tender. See “Note 10 — Commitments and Contingencies” to the consolidated financial statements for more details.
Capital Spending
City Creek Center
     We have finalized the majority of agreements, subject to certain conditions, regarding City Creek Center, a mixed-use project in Salt Lake City, Utah. The 0.7 million square foot retail component of the project will include Macy’s and Nordstrom as anchors. We are currently providing development and leasing services and will be the manager for the retail space, which we will own under a participating lease. City Creek Reserve, Inc. (CCRI), an affiliate of the LDS Church, is the participating lessor and will provide all of the construction financing. We expect an approximately 11% to 12% return on our approximately $76 million investment, of which $75 million will be paid to CCRI upon opening of the retail center. Upon completion of all agreements, we will be required to maintain a $25 million letter of credit until the $75 million is paid to CCRI. As of September 30, 2009, the capitalized cost of this project was $1.0 million. Construction is progressing and we are leasing space for a 2012 opening.
2009 Capital Spending
     Capital spending for routine maintenance of the shopping centers is generally recovered from tenants. Capital spending through September 30, 2009, excluding acquisitions, is summarized in the following table:

	2009 (1)
		Beneficial		Beneficial
		Interest in		Interest in
	Consolidated	Consolidated	Unconsolidated	Unconsolidated
	Businesses	Businesses	Joint Ventures	Joint Ventures
	(in millions of dollars)
Site improvements(2)	2.0	2.0

Existing Centers:
Projects with incremental GLA	11.9	6.7	0.4	0.1
Projects with no incremental GLA and other	4.2	4.2	1.6	0.8
Mall tenant allowances (3)	9.8	8.7	2.4	1.5
Asset replacement costs reimbursable by tenants	7.2	6.0	3.7	2.0

Corporate office improvements, technology, and equipment	0.3	0.3

Additions to properties	35.5	27.8	8.1	4.4

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

(2)	Includes costs related to land acquired for future development in North Atlanta, Georgia.

(3)	Excludes initial lease-up costs.

(4)	Amounts in this table may not add due to rounding.

     For the nine months ended September 30, 2009, in addition to the costs above, we incurred our $4.0 million share of Consolidated Businesses’ and $0.8 million share of Unconsolidated Joint Ventures’ capitalized leasing costs.
     The following table presents a reconciliation of the Consolidated Businesses’ capital spending shown above (on an accrual basis) to additions to properties (on a cash basis) as presented in our Consolidated Statement of Cash Flows for the nine months ended September 30, 2009:

(in millions of dollars)
Consolidated Businesses’ capital spending	35.5
Differences between cash and accrual basis	1.2

Additions to properties	36.7

Planned 2009 Capital Spending
     The following table summarizes planned capital spending for 2009:

	2009 (1)
		Beneficial		Beneficial
		Interest in		Interest in
	Consolidated	Consolidated	Unconsolidated	Unconsolidated
	Businesses	Businesses	Joint Ventures	Joint Ventures
	(in millions of dollars)
Site improvements(2)	2.9	2.9
Existing centers(3)	52.7	43.5	12.2	6.7
Corporate office improvements, technology, and equipment	1.8	1.8

Total	57.3	48.1	12.2	6.7

(1)	Costs are net of intercompany profits.

(2)	Includes costs related to land acquired for future development in North Atlanta, Georgia.

(3)	Primarily includes costs related to mall tenant allowances and asset replacement costs reimbursable by tenants.

(4)	Amounts in this table may not add due to rounding.
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
     On September 3, 2009, we declared a quarterly dividend of $0.415 per common share, $0.50 per share on our 8% Series G Preferred Stock, and $0.4765625 on our 7.625% Series H Preferred Stock, all of which were paid on September 30, 2009 to shareowners of record on September 15, 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The information required by this item is included in this report at Item 2 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sensitivity Analysis.”
Item 4. Controls and Procedures
     As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     In September 2009, a restaurant owner filed a lawsuit in Superior Court of the State of California for the County of Los Angeles (Case No. BC 421212) against Taubman Centers, Inc., the Operating Partnership, and the Manager. The plaintiff is alleging breach of oral agreement, promissory estoppel, specific performance, and fraud related to a proposed lease. The plaintiff is seeking damages exceeding $10 million, lost profits, restitution on its current lease, exemplary or punitive damages, and specific performance. The lawsuit is in its early legal stages and the Company is vigorously defending it. The outcome of this lawsuit cannot be predicted with any certainty and management is currently unable to estimate an amount or range of potential loss that could result if an unfavorable outcome occurs. While management does not believe that an adverse outcome in the lawsuit would have a material adverse effect on the Company’s financial condition, there can be no assurance that an adverse outcome would not have a material effect on the Company’s results of operations for any particular period.
     Refer to “Note 10 — Commitments and Contingencies” to our consolidated financial statements relating to the restaurant owners at The Pier Shops litigation, and the Blue Back Square project. There were no material developments regarding these matters during the quarter ended September 30, 2009.
Item 1A. Risk Factors
     There were no material changes in our risk factors previously disclosed in Part I, Item 1A. of our Form 10-K for the year ended December 31, 2008.

Item 6. Exhibits

10(a)	—	The Form of Fair Competition Agreement, by and between the Company and various officers of the Company

12	—	Statement Re: Computation of Taubman Centers, Inc. Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

31(a)	—	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	—	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(a)	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99	—	Debt Maturity Schedule

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAUBMAN CENTERS, INC.
Date: November 3, 2009	By:	/s/ Lisa A. Payne
Lisa A. Payne
Vice Chairman, Chief Financial Officer, and Director (Principal Financial Officer)