Form 10-K
period 2009-12-31
TAUBMAN CENTERS INC
filed 2010-02-26
CIK 890319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-11530
TAUBMAN CENTERS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan	38-2033632
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 East Long Lake Road, Suite 300
Bloomfield Hills, Michigan	48304-2324
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:	(248) 258-6800
Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Common Stock,	New York Stock Exchange
$0.01 Par Value

8% Series G Cumulative	New York Stock Exchange
Redeemable Preferred Stock,
No Par Value

7.625% Series H Cumulative	New York Stock Exchange
Redeemable Preferred Stock,
No Par Value
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes
☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes
☑ No
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the 52,059,790 shares of Common Stock held by non-affiliates of the registrant as of June 30, 2009 was $1.4 billion, based upon the closing price $26.86 per share on the New York Stock Exchange composite tape on June 30, 2009. (For this computation, the registrant has excluded the market value of all shares of its Common Stock held by directors of the registrant and certain other shareholders; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.) As of February 24, 2010, there were outstanding 54,326,934 shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the annual shareholders meeting to be held in 2010 are incorporated by reference into Part III.

TAUBMAN CENTERS, INC.
CONTENTS

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
The Company
     Taubman Centers, Inc. (TCO) is a Michigan corporation that operates as a self-administered and self-managed real estate investment trust (REIT). The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG) is a majority-owned partnership subsidiary of TCO, which owns direct or indirect interests in all of our real estate properties. In this report, the terms “we”, “us” and “our” refer to TCO, the Operating Partnership, and/or the Operating Partnership’s subsidiaries as the context may require.
     We own, lease, acquire, dispose of, develop, expand, and manage regional and super-regional shopping centers. Our portfolio as of December 31, 2009 consisted of 23 owned urban and suburban shopping centers in ten states. The Consolidated Businesses consist of shopping centers and entities that are controlled by ownership or contractual agreements, The Taubman Company LLC (Manager), and Taubman Properties Asia LLC and its subsidiaries (Taubman Asia). See the table on pages 17 and 18 of this report for information regarding the centers.
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
Recent Developments
     For a discussion of business developments that occurred in 2009, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).” The loan encumbering The Pier Shops at Caesars (The Pier Shops) is currently in default, and the loan obligation will be extinguished upon transfer of the title of the center, which is expected to occur in 2010 (see “MD&A — Results of Operations — Impairment Charges — The Pier Shops at Caesars”). Consequently, The Pier Shops has been excluded from operating statistics in 2009 and 2008 and certain other information as indicated.
The Shopping Center Business
     There are several types of retail shopping centers, varying primarily by size and marketing strategy. Retail shopping centers range from neighborhood centers of less than 100,000 square feet of GLA to regional and super-regional shopping centers. Retail shopping centers in excess of 400,000 square feet of GLA are generally referred to as “regional” shopping centers, while those centers having in excess of 800,000 square feet of GLA are generally referred to as “super-regional” shopping centers. In this Annual Report on Form 10-K, the term “regional shopping centers” refers to both regional and super-regional shopping centers. The term “GLA” refers to gross retail space, including anchors and mall tenant areas, and the term “Mall GLA” refers to gross retail space, excluding anchors. The term “anchor” refers to a department store or other large retail store. The term “mall tenants” refers to stores (other than anchors) that lease space in shopping centers.

Business of the Company
     We are engaged in the ownership, management, leasing, acquisition, disposition, development, and expansion of regional shopping centers.
     The centers:
•	are strategically located in major metropolitan areas, many in communities that are among the most affluent in the country, including Charlotte, Dallas, Denver, Detroit, Los Angeles, Miami, New York City, Orlando, Phoenix, San Francisco, Tampa, and Washington, D.C.;
•	range in size between 295,000 and 1.6 million square feet of GLA and between 197,000 and 636,000 square feet of Mall GLA. The smallest center has approximately 60 stores, and the largest has over 200 stores. Of the 23 centers, 18 are super-regional shopping centers;
•	have approximately 3,000 stores operated by their mall tenants under approximately 900 trade names;
•	have 68 anchors, operating under 15 trade names;
•	lease over 90% of leased Mall GLA to national chains, including subsidiaries or divisions of Forever 21 (Forever 21, For Love 21, XXI Forever, and others), The Gap (Gap, Gap Kids/Baby Gap, Banana Republic, Old Navy, and others), and Limited Brands (Bath & Body Works/White Barn Candle, Pink, Victoria’s Secret, and others); and
•	are among the most productive (measured by mall tenants’ average sales per square foot) in the United States. In 2009, mall tenants reported average sales per square foot of $498, excluding The Pier Shops, which is higher than the average for all regional shopping centers owned by public companies.
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
     Our portfolio is concentrated in highly productive super-regional shopping centers. Of our 23 owned centers, 20 had annual rent rolls at December 31, 2009 of over $10 million. We believe that this level of productivity is indicative of the centers’ strong competitive positions and is, in significant part, attributable to our business strategy and philosophy. We believe that large shopping centers (including regional and especially super-regional shopping centers) are the least susceptible to direct competition because (among other reasons) anchors and large specialty retail stores do not find it economically attractive to open additional stores in the immediate vicinity of an existing location for fear of competing with themselves. In addition to the advantage of size, we believe that the centers’ success can be attributed in part to their other physical characteristics, such as design, layout, and amenities.
Business Strategy And Philosophy
     We believe that the regional shopping center business is not simply a real estate development business, but rather an operating business in which a retailing approach to the on-going management and leasing of the centers is essential. Thus we:
•	offer retailers a location where they can maximize their profitability;
•	offer a large, diverse selection of retail stores in each center to give customers a broad selection of consumer goods and variety of price ranges;
•	endeavor to increase overall mall tenants’ sales by leasing space to a constantly changing mix of tenants, thereby increasing achievable rents;
•	seek to anticipate trends in the retailing industry and emphasize ongoing introductions of new retail concepts into our centers. Due in part to this strategy, a number of successful retail trade names have opened their first mall stores in the centers. In addition, we have brought to the centers “new to the market” retailers. We believe that the execution of this leasing strategy is an important element in building and maintaining customer loyalty and increasing mall productivity; and

•	provide innovative initiatives, including those that utilize technology and the Internet, to increase revenues, heighten the shopping experience, build customer loyalty, and increase tenant sales. Our Taubman center website program connects shoppers and retailers through an interactive content-driven website. We also offer our shoppers a robust direct email program, which allows them to receive, each week, information featuring what’s on sale and what’s new at the stores they select.
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
     Our leasing strategy involves assembling a diverse mix of mall tenants in each of the centers in order to attract customers, thereby generating higher sales by mall tenants. High sales by mall tenants make the centers attractive to prospective tenants, thereby increasing the rental rates that prospective tenants are willing to pay. We implement an active leasing strategy to increase the centers’ productivity and to set minimum rents at higher levels. Elements of this strategy include renegotiating existing leases and leasing space to prospective tenants that would enhance a center’s retail mix.
     In 2005, we began a new leasing strategy to have our tenants pay a fixed charge rather than pay their share of common area maintenance (CAM) costs, allowing the retailer greater predictability for a modest premium. From a financial perspective, our analysis shows the premium will balance our additional risk. Over time there will be significantly less matching of CAM income with CAM expenditures, which can vary considerably from period to period. Approximately 37% of leases in our portfolio as of December 31, 2009 have fixed CAM provisions.
Potential For Growth
     Our principal objective is to enhance shareowner value. We seek to maximize the financial results of our core assets, while also pursuing a growth strategy that primarily has included an active new center development program. However, the U.S. recession and global credit environment have continued to negatively impact certain of our planned development projects and the potential for new projects. We have reduced spending on development projects by slowing down or by putting projects on hold. Consistent with this reduction, in 2009, we went through the process of downsizing our organization, reducing our overall workforce by about 40 positions. See “MD&A - Results of Operations — Restructuring” for further information. This primarily impacted the areas that directly or indirectly support these development initiatives. We believe we are now right sized to efficiently pursue targeted growth opportunities in this environment, while ensuring we have sufficient support within all of our teams to maintain the strength of our core assets. We do not know how long the effects of the recession will continue to impact our operations and prospects for new projects, but we believe the regional mall business will continue to prove its resiliency and its unique value proposition to the customer. See “MD&A -Overall Summary of Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more details.
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
New Centers
     We have finalized the majority of agreements, subject to certain conditions, regarding City Creek Center, a mixed-use project in Salt Lake City, Utah and continue to work toward an early 2012 opening. The 0.7 million square foot retail component of the project will include Macy’s and Nordstrom as anchors. We are currently providing development and leasing services and will be the manager for the retail space, which we will own under a participating lease. See “MD&A — Liquidity and Capital Resources — Capital Spending” regarding additional information on City Creek Center.

     In addition, we continue to work on and evaluate various development possibilities for new centers both in the United States and Asia. We expect however, that with current economic and capital market conditions, few new retail centers will be built in the U.S. over the next two years. We expect that in three to five years, with growth in population, there will be more demand for new centers. We are also working with a consultant with deep expertise in Asia to reassess the market opportunity and address the geographies, products, and services we intend to pursue.
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
     While we will continue to evaluate development projects using criteria, including financial criteria for rates of return, similar to those employed in the past, no assurances can be given that the adherence to these criteria will produce comparable results in the future. In addition, the costs of shopping center development opportunities that are explored but ultimately abandoned will, to some extent, diminish the overall return on development projects taken as a whole. See “MD&A — Liquidity and Capital Resources — Capital Spending” for further discussion of our development activities.
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
     Nordstrom opened as an anchor at Waterside Shops (Waterside) in November 2008 and an expansion and full renovation of the current anchor, Saks Fifth Avenue, was completed in the second half of 2008.

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
     The following tables contain certain information regarding per square foot minimum rent in our Consolidated Businesses and Unconsolidated Joint Ventures at the comparable centers (centers that had been owned and open for the current and preceding year). The amounts in the table exclude The Pier Shops, and in 2009 and 2008, exclude spaces with greater than 10,000 square feet:

	2009	2008	2007	2006	2005
Average rent per square foot:
Consolidated Businesses	$43.31	$43.95	$43.39	$42.77	$41.41
Unconsolidated Joint Ventures	44.49	44.61	41.89	41.03	42.28
Opening base rent per square foot:
Consolidated Businesses	$45.19	$54.78	$53.35	$41.25	$42.38
Unconsolidated Joint Ventures	51.10	59.36	48.05	42.98	44.90
Square feet of GLA opened:
Consolidated Businesses	681,773	589,730	885,982	1,007,419	682,305
Unconsolidated Joint Ventures	218,953	340,275	394,316	306,461	400,477
Closing base rent per square foot:
Consolidated Businesses	$41.70	$49.60	$45.39	$39.57	$40.59
Unconsolidated Joint Ventures	48.64	48.72	48.63	42.49	44.26
Square feet of GLA closed:
Consolidated Businesses	832,451	650,607	807,899	911,986	650,701
Unconsolidated Joint Ventures	259,457	342,698	345,122	246,704	366,932
Releasing spread per square foot:
Consolidated Businesses	$3.49	$5.18	$7.96	$1.68	$1.79
Unconsolidated Joint Ventures	2.46	10.64	(0.58)	0.49	0.64
     The spread between opening and closing rents may not be indicative of future periods, as this statistic is not computed on comparable tenant spaces, and can vary significantly from period to period depending on the total amount, location, and average size of tenant space opening and closing in the period. Openings in 2009 were generally negotiated in a declining sales and tight capital environment, whereas openings in 2008 and 2007 were generally negotiated in a rising sales environment. However, the releasing spread per square foot of the Unconsolidated Joint Ventures in 2007 was adversely impacted by the opening of large tenant spaces.

Lease Expirations
     The following table shows scheduled lease expirations for mall tenants based on information available as of December 31, 2009 for the next ten years for all owned centers in operation at that date, with the exception of The Pier Shops:

					Percent of
				Annualized Base	Total Leased
Lease	Number of		Annualized Base Rent	Rent Under	Square Footage
Expiration	Leases	Leased Area in	Under Expiring Leases	Expiring Leases	Represented by
Year	Expiring	Square Footage	(in thousands of dollars)	Per Square Foot	Expiring Leases
2010 (1)	149	467,010	14,626	$31.32	4.1%
2011	441	1,421,747	51,215	36.02	12.4
2012	358	1,364,090	52,753	38.67	11.9
2013	359	1,427,653	51,080	35.78	12.5
2014	263	943,793	34,860	36.94	8.2
2015	283	1,018,630	38,836	38.13	8.9
2016	252	917,124	36,851	40.18	8.0
2017	298	1,258,726	53,269	42.32	11.0
2018	207	937,719	40,906	43.62	8.2
2019	164	754,341	29,228	38.75	6.6

(1)	Excludes leases that expire in 2010 for which renewal leases or leases with replacement tenants have been executed as of December 31, 2009.
     We believe that the information in the table is not necessarily indicative of what will occur in the future because of several factors, but principally because of early lease terminations at the centers. For example, the average remaining term of the leases that were terminated during the period 2004 to 2009 was approximately one year. The average term of leases signed was approximately six years during 2009 and approximately seven years during 2008.
     In addition, mall tenants at the centers may seek the protection of the bankruptcy laws, which could result in the termination of such tenants’ leases and thus cause a reduction in cash flow. In 2009, tenants representing 4.1% of leases filed for bankruptcy during the year compared to 2.5% in 2008. This statistic has ranged from 0.4% to 4.5% since we went public in 1992. Since 1991, the annual provision for losses on accounts receivable has been less than 2% of annual revenues.
Occupancy
     Occupancy statistics include value center anchors. The 2009 and 2008 statistics exclude The Pier Shops.

	2009	2008	2007	2006	2005
Leased space	91.6%	92.0%	93.8%	92.5%	91.7%
Ending occupancy	89.6	90.5	91.2	91.3	90.0
Average occupancy	89.0	90.5	90.0	89.2	88.9
Major Tenants
     No single retail company represents 10% or more of our Mall GLA or revenues. The combined operations of Forever 21 accounted for less than 4% of Mall GLA as of December 31, 2009 and less than 3% of 2009 minimum rent. No other single retail company accounted for more than 3.5% of Mall GLA as of December 31, 2009 or 5% of 2009 minimum rent.

     The following table shows the ten mall tenants who occupy the most space at our centers and their square footage as of December 31, 2009:

	# of	Square	% of
Tenant	Stores	Footage	Mall GLA
Forever 21 (Forever 21, For Love 21, XXI Forever, and others)	32	403,206	3.7%
The Gap (Gap, Gap Kids, Baby Gap, Banana Republic, Old Navy, and others)	44	381,760	3.5
Limited Brands (Bath & Body Works/White Barn Candle, Pink, Victoria’s Secret, and others)	46	293,298	2.7
Abercrombie & Fitch (Abercrombie & Fitch, Hollister, and others)	38	277,963	2.5
Williams-Sonoma (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, and others)	25	193,458	1.8
Foot Locker (Foot Locker, Lady Foot Locker, Champs Sports, Foot Action USA, and others)	45	190,605	1.7
Ann Taylor (Ann Taylor, Ann Taylor Loft, and others)	32	184,340	1.7
H&M	10	175,351	1.6
Express (Express, Express Men)	19	171,230	1.6
American Eagle Outfitters (American Eagle Outfitters, Aerie, and Martin + Osa)	25	147,397	1.3
Competition
     There are numerous shopping facilities that compete with our properties in attracting retailers to lease space. We compete with other major real estate investors with significant capital for attractive investment opportunities. See “Risk Factors” for further details of our competitive business.
Seasonality
     The regional shopping center industry is seasonal in nature, with mall tenant sales highest in the fourth quarter due to the Christmas season, and with lesser, though still significant, sales fluctuations associated with the Easter holiday and back-to-school period. See “MD&A — Seasonality” for further discussion.
Environmental Matters
     See “Risk Factors” regarding discussion of environmental matters.
Financial Information about Geographic Areas
     We have not had material revenues attributable to foreign countries in the last three years. We also do not yet have material long-lived assets located in foreign countries.
Personnel
     We have engaged the Manager to provide real estate management, acquisition, development, leasing, and administrative services required by us and our properties in the United States. Taubman Asia Management Limited (TAM) provides similar services for Taubman Asia.
     As of December 31, 2009, the Manager and TAM had 590 full-time employees. The following table provides a breakdown of employees by operational areas as of December 31, 2009:

Number of Employees
Center Operations	241
Property Management	153
Financial Services	64
Leasing and Tenant Coordination	52
Development	20
Other	60

Total	590

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
     Such factors include:
•	changes in the national, regional, and/or local economic and geopolitical climates, which as in the current economic environment of high unemployment, uncertain recovery, and credit availability, may significantly impact our anchors, tenants and prospective customers of our shopping centers;

•	changes in mall tenant sales performance of our centers, which over the long term, are the single most important determinant of revenues of the shopping centers because mall tenants provide approximately 90% of these revenues and because mall tenant sales determine the amount of rent, percentage rent, and recoverable expenses that mall tenants can afford to pay;

•	availability and cost of financing, which may significantly reduce our ability to obtain financing or refinance existing debt at current amounts, interest rates, and other terms or may affect our ability to finance improvements to a property;

•	decreases in other operating income, including sponsorship, garage and other income;

•	increases in operating costs;

•	the public perception of the safety of customers at our shopping centers;

•	legal liabilities;

•	changes in government regulations; and

•	changes in real estate zoning and tax laws.
     In addition, the value and performance of our shopping centers may be adversely affected by certain other factors discussed below including the global economic condition and weakness in the financial markets, the current state of the capital markets, unscheduled closings or bankruptcies of our tenants, competition, uninsured losses, and environmental liabilities.
The global economic and financial market downturn has had and may continue to have a negative effect on our business and operations.
     The global economic and financial market downturn has caused, among other things, a significant tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer and business spending, and lower consumer confidence and net worth, all of which has had and may continue to have a negative effect on our business, results of operations, financial condition and liquidity. Many of our tenants have been affected by the current economic conditions. We expect that the economy will continue to strain the resources of our tenants and their customers. The timing and nature of any recovery in the credit and financial markets remains uncertain, and there can be no assurance that market conditions will improve in the near future or that our results will not continue to be adversely affected. Such conditions make it very difficult to forecast operating results, make business decisions and identify and address material business risks. The foregoing conditions may also impact the valuation of certain long-lived or intangible assets that are subject to impairment testing, potentially resulting in impairment charges, which may be material to our financial condition or results of operations. In 2009, we concluded that the book values of the investments in The Pier Shops and Regency Square were impaired, which resulted in a non-cash charge of $166.7 million (or $160.8 million at our share). In 2008, we recognized an impairment charge of $8.3 million related to our Sarasota project, which was put on hold due to the current economic and retail environment (see “MD&A - Results of Operations — Impairment Charges”).

Capital markets are currently experiencing a period of disruption and instability, which has had and could continue to have a negative impact on the availability and cost of capital.
     The general disruption in the U.S. capital markets has impacted the broader worldwide financial and credit markets and reduced the availability of capital for the market as a whole. These global conditions could persist for a prolonged period of time or worsen in the future. Our ability to access the capital markets may be restricted at a time when we would like, or need, to access those markets, which could have an impact on our flexibility to react to changing economic and business conditions. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition, results of operations and our ability to obtain and manage our liquidity. In addition, the cost of debt financing and the proceeds may be materially adversely impacted by these market conditions.
Credit market developments may reduce availability under our credit agreements.
     Due to the current volatile state of the credit markets, there is risk that lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments, including but not limited to extending credit up to the maximum permitted by a credit facility and/or honoring loan commitments. Twelve banks participate in our $550 million line of credit and the failure of one bank to fund a draw on our line does not negate the obligation of the other banks to fund their pro-rata shares. However, if one or more of our lenders fail to honor their legal commitments under our credit facilities, it could be difficult in the current environment to replace such lenders and/or our credit facilities on similar terms. Although we believe that our operating cash flow, access to capital markets, two unencumbered center properties and existing credit facilities will give us the ability to satisfy our liquidity needs, the failure of one or more of the lenders under our credit facilities may impact our ability to finance our operating or investing activities.
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
     We could be adversely affected by the bankruptcy or early termination of tenants and anchors. The bankruptcy of a mall tenant could result in the termination of its lease, which would lower the amount of cash generated by that mall. In addition, if a department store operating as an anchor at one of our shopping centers were to go into bankruptcy and cease operating, we may experience difficulty and delay in replacing the anchor. In addition, the anchor’s closing may lead to reduced customer traffic and lower mall tenant sales. As a result, we may also experience difficulty or delay in leasing spaces in areas adjacent to the vacant anchor space. The early termination of mall tenants or anchors for reasons other than bankruptcy could have a similar impact on the operations of our centers. (See “MD&A — Rental Rates and Occupancy”).
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
     We may be limited in our ability to vary our portfolio in response to changes in economic, market, or other conditions by restrictions on transfer imposed by our partners or lenders. In addition, under TRG’s partnership agreement, upon the sale of a center or TRG’s interest in a center, TRG may be required to distribute to its partners all of the cash proceeds received by TRG from such sale. If TRG made such a distribution, the sale proceeds would not be available to finance TRG’s activities, and the sale of a center may result in a decrease in funds generated by continuing operations and in distributions to TRG’s partners, including us. Further, pursuant to TRG’s partnership agreement, TRG may not dispose or encumber certain of its centers or its interest in such centers without the consent of a majority-in-interest of its partners other than us.
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
     In addition, adverse impacts of the global economic and market downturn may reduce viable development and acquisition opportunities that meet our unlevered return requirements.
Our pursuit of new opportunities in Asia may pose risks.
     We have an office in Hong Kong and we are pursuing and evaluating management, leasing and development service and investment opportunities in various Asian markets. These activities are subject to risks that may reduce our financial return. In addition to the general risks related to development and acquisition activities described in the preceding section, our international activities are subject to unique risks, including:
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
     Even if we qualify as a REIT for federal income tax purposes, we will be required to pay certain federal, state, local and foreign taxes on our income and property. For example, we will be subject to income tax to the extent we distribute less than 100% of our REIT taxable income, including capital gains. Moreover, if we have net income from “prohibited transactions,” that income will be subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. The determination as to whether a particular sale is a prohibited transaction depends on the facts and circumstances related to that sale. We cannot guarantee that sales of our properties would not be prohibited transactions unless we comply with certain statutory safe-harbor provisions. The need to avoid prohibited transactions could cause us to forego or defer sales of assets that non-REITs otherwise would have sold or that might otherwise be in our best interest to sell.
     In addition, any net taxable income earned directly by our taxable REIT subsidiaries will be subject to federal, and state corporate income tax, and to the extent there are foreign operations certain foreign taxes. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct certain interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by the taxable REIT subsidiaries if the economic arrangements between the REIT, the REIT’s tenants, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. Finally, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to federal income tax on that income, because not all states and localities follow the federal income tax treatment of REITs. To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for distributions to our shareowners.
The lower tax rate on certain dividends from non-REIT “C” corporations may cause investors to prefer to hold stock in non-REIT “C” corporations.
     Whereas corporate dividends have traditionally been taxed at ordinary income rates, the maximum tax rate on certain corporate dividends received by individuals through December 31, 2010, has been reduced from 35% to 15%. This change has reduced substantially the so-called “double taxation” (that is, taxation at both the corporate and shareowner levels) that had generally applied to non-REIT “C” corporations but did not apply to REITs. Generally, dividends from REITs do not qualify for the dividend tax reduction because REITs generally do not pay corporate-level tax on income that they distribute currently to shareowners. REIT dividends are eligible for the lower dividend rates only in the limited circumstances in which the dividends are attributable to income that has already been subject to corporate tax, such as income from a prior taxable year that the REIT did not distribute and dividend income received by the REIT from a taxable REIT subsidiary or other fully-taxable C corporation. Although REITs, unlike non-REIT “C” corporations, have the ability to designate certain dividends as capital gain dividends subject to the favorable rates applicable to capital gain, the application of reduced dividend rates to non-REIT “C” corporation dividends may still cause individual investors to view stock in non-REIT “C” corporations as more attractive than shares in REITs, which may negatively affect the value of our shares.

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
     Under our Restated Articles of Incorporation, in general, no shareowner may own more than 8.23% (the “General Ownership Limit”) in value of our “Capital Stock” (which term refers to the common stock, preferred stock and Excess Stock, as defined below). Our Board of Directors has the authority to allow a “look through entity” to own up to 9.9% in value of the Capital Stock (Look Through Entity Limit), provided that after application of certain constructive ownership rules under the Internal Revenue Code and rules regarding beneficial ownership under the Michigan Business Corporation Act, no individual would constructively or beneficially own more than the General Ownership Limit. A look through entity is an entity (other than a qualified trust under Section 401(a) of the Internal Revenue Code, certain other tax-exempt entities described in the Articles, or an entity that owns 10% or more of the equity of any tenant from which we or TRG receives or accrues rent from real property) whose beneficial owners, rather than the entity, would be treated as owning the capital stock owned by such entity.
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
     Although Mr. A. Alfred Taubman beneficially owns 28% of our stock, which is entitled to vote on shareowner matters (Voting Stock), most of his Voting Stock consists of Series B Preferred Stock. The Series B Preferred Stock is convertible into shares of common stock at a ratio of 14,000 shares of Series B Preferred Stock to one share of common stock, and therefore one share of Series B Preferred Stock has a value of 1/14,000ths of the value of one share of common stock. Accordingly, Mr. A. Alfred Taubman’s significant ownership of Voting Stock does not violate the ownership limitations set forth in our charter.

Members of the Taubman family have the power to vote a significant number of the shares of our capital stock entitled to vote.
     Based on information contained in filings made with the SEC, as of December 31, 2009, A. Alfred Taubman and the members of his family have the power to vote approximately 31% of the outstanding shares of our common stock and our Series B preferred stock, considered together as a single class, and approximately 92% of our outstanding Series B preferred stock. Our shares of common stock and our Series B preferred stock vote together as a single class on all matters generally submitted to a vote of our shareowners, and the holders of the Series B preferred stock have certain rights to nominate up to four individuals for election to our board of directors and other class voting rights. Mr. Taubman’s son, Robert S. Taubman, serves as our Chairman of the Board, President and Chief Executive Officer. Mr. Taubman’s son, William S. Taubman, serves as our Chief Operating Officer and one of our directors. These individuals occupy the same positions with the Manager. As a result, Mr. A. Alfred Taubman and the members of his family may exercise significant influence with respect to the election of our board of directors, the outcome of any corporate transaction or other matter submitted to our shareowners for approval, including any merger, consolidation or sale of all or substantially all of our assets. In addition, because our articles of incorporation impose a limitation on the ownership of our outstanding capital stock by any person and such ownership limitation may not be changed without the affirmative vote of holders owning not less than two-thirds of the outstanding shares of capital stock entitled to vote on such matter, Mr. A. Alfred Taubman and the members of his family, as a practical matter, have the power to prevent a change in control of our company.
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
     Our governing documents do not limit us from incurring additional indebtedness and other liabilities. As of December 31, 2009, we had approximately $2.7 billion of consolidated indebtedness outstanding, and our beneficial interest in both our consolidated debt and the debt of our unconsolidated joint ventures was $2.9 billion. We may incur additional indebtedness and become more highly leveraged, which could harm our financial position and potentially limit our cash available to pay dividends.
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
Ownership
     The following table sets forth certain information about each of the centers. The table includes only centers in operation at December 31, 2009. Centers are owned in fee other than Beverly Center (Beverly), Cherry Creek Shopping Center (Cherry Creek), International Plaza, MacArthur Center, and The Pier Shops, which are held under ground leases expiring between 2049 and 2083.
     Certain of the centers are partially owned through joint ventures. Generally, our joint venture partners have ongoing rights with regard to the disposition of our interest in the joint ventures, as well as the approval of certain major matters.

		Sq. Ft of
		GLA/Mall	Year		Ownership
		GLA as of	Opened/	Year	% as of
Center	Anchors	12/31/09	Expanded	Acquired	12/31/09
Consolidated Businesses:

Beverly Center	Bloomingdale’s, Macy’s	880,000	1982		100%
Los Angeles, CA		572,000

Cherry Creek Shopping Center	Macy’s, Neiman Marcus, Nordstrom,	1,038,000	1990/1998		50%
Denver, CO	Saks Fifth Avenue	547,000

Dolphin Mall	Bass Pro Shops Outdoor World,	1,399,000	2001/2007		100%
Miami, FL	Burlington Coat Factory, Cobb Theatres,	636,000
	Dave & Buster’s, Marshalls,
	Neiman Marcus-Last Call, Off 5th Saks,
	The Sports Authority

Fairlane Town Center	JCPenney, Macy’s, Sears	1,384,000 (1)	1976/1978/		100%
Dearborn, MI		587,000	1980/2000
(Detroit Metropolitan Area)

Great Lakes Crossing	AMC Theatres, Bass Pro Shops Outdoor World,	1,354,000	1998		100%
Auburn Hills, MI	GameWorks, Neiman Marcus-Last Call,	537,000
(Detroit Metropolitan Area)	Off 5th Saks

International Plaza	Dillard’s, Neiman Marcus, Nordstrom,	1,204,000	2001		50%
Tampa, FL	Robb & Stucky	583,000

MacArthur Center	Dillard’s, Nordstrom	937,000	1999		95%
Norfolk, VA		523,000

Northlake Mall	Belk, Dick’s Sporting Goods, Dillard’s, Macy’s	1,071,000	2005		100%
Charlotte, NC		465,000

The Mall at Partridge Creek	Nordstrom, Parisian	599,000	2007/2008		100%
Clinton Township, MI		365,000
(Detroit Metropolitan Area)

The Pier Shops at Caesars (2)		295,000	2006		78%
Atlantic City, NJ		295,000

Regency Square	JCPenney, Macy’s (two locations), Sears	818,000	1975/1987	1997	100%
Richmond, VA		231,000

The Mall at Short Hills	Bloomingdale’s, Macy’s, Neiman Marcus,	1,340,000	1980/1994/		100%
Short Hills, NJ	Nordstrom, Saks Fifth Avenue	518,000	1995

Stony Point Fashion Park	Dillard’s, Dick’s Sporting Goods,	662,000	2003		100%
Richmond, VA	Saks Fifth Avenue	296,000

Twelve Oaks Mall	JCPenney, Lord & Taylor, Macy’s,	1,512,000	1977/1978/		100%
Novi, MI	Nordstrom, Sears	547,000	2007/2008
(Detroit Metropolitan Area)

The Mall at Wellington Green	City Furniture and Ashley Furniture Home Store,	1,273,000	2001/2003		90%
Wellington, FL	Dillard’s, JCPenney, Macy’s, Nordstrom	460,000
(Palm Beach County)

The Shops at Willow Bend	Dillard’s, Macy’s, Neiman Marcus,	1,379,000 (3)	2001/2004		100%
Plano, TX	Saks Fifth Avenue	521,000

(Dallas Metropolitan Area)

	Total GLA	17,145,000
	Total Mall GLA	7,683,000
	TRG% of Total GLA	15,785,000
	TRG% of Total Mall GLA	6,981,000

		Sq. Ft of
		GLA/Mall	Year		Ownership
		GLA as of	Opened/	Year	% as of
Center	Anchors	12/31/09	Expanded	Acquired	12/31/09
Unconsolidated Joint Ventures:

Arizona Mills	GameWorks, Harkins Cinemas,	1,214,000	1997		50%
Tempe, AZ	JCPenney Outlet, Neiman Marcus-Last Call,	527,000
(Phoenix Metropolitan Area)	Off 5th Saks

Fair Oaks	JCPenney, Lord & Taylor,	1,570,000	1980/1987/		50%
Fairfax, VA	Macy’s (two locations), Sears	566,000	1988/2000
(Washington, DC Metropolitan Area)

The Mall at Millenia	Bloomingdale’s, Macy’s, Neiman Marcus	1,116,000	2002		50%
Orlando, FL		516,000

Stamford Town Center	Macy’s, Saks Fifth Avenue	772,000	1982/2007		50%
Stamford, CT		449,000

Sunvalley	JCPenney, Macy’s (two locations), Sears	1,331,000	1967/1981	2002	50%
Concord, CA		491,000
(San Francisco Metropolitan Area)

Waterside Shops	Nordstrom, Saks Fifth Avenue	337,000	1992/2006/	2003	25%
Naples, FL		197,000	2008

Westfarms	JCPenney, Lord & Taylor, Macy’s,	1,287,000	1974/1983/		79%
West Hartford, CT	Macy’s Men’s Store/Furniture Gallery, Nordstrom	517,000	1997

	Total GLA	7,627,000
	Total Mall GLA	3,263,000
	TRG% of Total GLA	4,102,000
	TRG% of Total Mall GLA	1,732,000

	Grand Total GLA	24,772,000
	Grand Total Mall GLA	10,946,000
	TRG% of Total GLA	19,887,000
	TRG% of Total Mall GLA	8,713,000

(1)	GLA includes the former Lord & Taylor store, which closed on June 24, 2006.

(2)	The center is attached to Caesars casino integrated resort. The loan at The Pier Shops is currently in default, and we expect to transfer title of the center in 2010 (see “MD&A - Results of Operations — Impairment Charges — The Pier Shops at Caesars”).

(3)	A Crate & Barrel store is expected to open in March 2011 as part of the redevelopment of the former Lord & Taylor space.

Anchors
     The following table summarizes certain information regarding the anchors at the operating centers (excluding the value centers) as of December 31, 2009:

		12/31/09 GLA
	Number of	(in thousands
Name	Anchor Stores	of square feet)	% of GLA
Belk	1	180	0.9%

City Furniture and Ashley Furniture Home Store	1	140	0.7%

Dick’s Sporting Goods	2	159	0.8%

Dillard’s	6	1,335	6.4%

JCPenney	7	1,266	6.1%

Lord & Taylor	3	397	1.9%

Macy’s
Bloomingdale’s	3	614
Macy’s	17	3,454
Macy’s Men’s Store/Furniture Gallery	1	80

Total	21	4,148	19.9%

Neiman Marcus (1)	5	556	2.7%

Nordstrom	9	1,294	6.2%

Parisian	1	116	0.6%

Robb & Stucky	1	119	0.6%

Saks (2)	6	487	2.3%

Sears	5	1,104	5.3%

Total	68	11,301	54.3	%(3)

(1)	Excludes three Neiman Marcus-Last Call stores at value centers.

(2)	Excludes three Off 5th Saks stores at value centers.

(3)	Percentages in table may not add due to rounding.

Mortgage Debt
     The following table sets forth certain information regarding the mortgages encumbering the centers as of December 31, 2009. All mortgage debt in the table below is nonrecourse to the Operating Partnership except for debt encumbering Dolphin Mall (Dolphin), Fairlane Town Center (Fairlane), and Twelve Oaks. The Operating Partnership has guaranteed the payment of all or a portion of the principal and interest on the mortgage debt of these centers, all of which are wholly owned. See “MD&A — Liquidity and Capital Resources — Loan Commitments and Guarantees” for more information on guarantees and covenants.

Principal	Annual	Balance
Balance as	Debt	Due on
Stated	of 12/31/09	Service	Maturity	Earliest
Centers Consolidated in	Interest	(thousands	(thousands	Maturity	(thousands	Prepayment
TCO’s Financial Statements	Rate	of dollars)	of dollars)	Date	of dollars)	Date
Beverly Center	5.28%	328,365	23,101	(1)	02/11/14	303,277	30 Days Notice(2)
Cherry Creek Shopping Center (50%)	5.24%	280,000	Interest Only	06/08/16	280,000	30 Days Notice(2)
Dolphin Mall	LIBOR+0.70%	64,000	(3)	Interest Only	02/14/11	(4)	64,000	2 Days Notice(5)
Fairlane Town Center	LIBOR+0.70%	80,000	(3)	Interest Only	02/14/11	(4)	80,000	2 Days Notice(5)
Great Lakes Crossing	5.25%	135,144	10,006	(1)	03/11/13	125,507	30 Days Notice(2)
International Plaza (50.1%)	LIBOR+1.15%(6)	325,000	Interest Only	(6)	01/08/11	(6)	325,000	3 Days Notice(5)
MacArthur Center (95%)	7.59	%(7)	129,358	(7)	12,400	(1)	10/01/10	126,884	30 Days Notice(2)
Northlake Mall	5.41%	215,500	Interest Only	02/06/16	215,500	30 Days Notice(8)
The Mall at Partridge Creek	LIBOR+1.15%	73,770	Interest Only	09/07/10	73,770	3 Days Notice(5)
The Pier Shops at Caesars (77.5%)	(9)	135,000	(9)	(9)	(9)	(9)	(9)
Regency Square	6.75%	74,085	6,421	(1)	11/01/11	71,569	60 Days Notice(10)
The Mall at Short Hills	5.47%	540,000	Interest Only	12/14/15	540,000	01/01/11	(11)
Stony Point Fashion Park	6.24%	107,237	8,488	(1)	06/01/14	98,585	30 Days Notice(8)
Twelve Oaks Mall	LIBOR+0.70%	—	(3)	Interest Only	02/14/11	(4)	—	2 Days Notice(5)
The Mall at Wellington Green (90%)	5.44%	200,000	Interest Only	05/06/15	200,000	30 Days Notice(8)

Other Consolidated Secured Debt
TRG Credit Facility	Variable Bank Rate(12)	3,560	Interest Only	02/14/11	3,560	At Any Time(5)

Centers Owned by Unconsolidated Joint Ventures/TRG’s % Ownership
Arizona Mills (50%)	7.90%	132,073	12,728	(1)	10/05/10	130,419	30 Days Notice(2)
Fair Oaks (50%)	LIBOR+1.40%(13)	250,000	Interest Only(13)	04/01/11	(13)	250,000	3 Days Notice(5)
The Mall at Millenia (50%)	5.46%	205,458	14,245	(1)	04/09/13	195,255	30 Days Notice(2)
Sunvalley (50%)	5.67%	121,387	9,372	(1)	11/01/12	114,056	30 Days Notice(2)
Taubman Land Associates (50%)	LIBOR+0.90%(14)	30,000	Interest Only	11/01/12	30,000	At Any Time(5)
Waterside Shops (25%)	5.54%	165,000	Interest Only	10/07/16	165,000	30 Days Notice(10)
Westfarms (79%)	6.10%	188,718	15,272	(1)	07/11/12	179,028	30 Days Notice(2)

(1)	Amortizing principal based on 30 years.

(2)	No defeasance deposit required if paid within three months of maturity date.

(3)	Subfacility in $550 million revolving line of credit. Facility may be increased to $650 million subject to available lender commitments and additional secured collateral.

(4)	The maturity date may be extended one year.

(5)	Prepayment can be made without penalty.

(6)	The debt is swapped to an effective rate of 5.01% to the maturity date. The debt has 2 one year extension options and is interest only except during the second one year extension (if elected).

(7)	Debt includes $0.6 million of purchase accounting premium from acquisition which reduces the stated rate on the debt of 7.59% to an effective rate of 6.96%.

(8)	No defeasance deposit required if paid within four months of maturity date.

(9)	As of December 2009 The Pier Shops’ loan is in default. Interest is accruing at the default rate of 10.01% versus the original stated rate of 6.01% and accumulating in interest payable. The debt obligation is expected to be extinguished in 2010 (see “MD&A — Results of Operations - Impairment Charges — The Pier Shops at Caesars”).

(10)	No defeasance deposit required if paid within six months of maturity date.

(11)	Debt may be prepaid with a prepayment penalty equal to greater of yield maintenance or 1% of principal prepaid. No prepayment penalty is due if prepaid within three months of maturity date. 30 days notice required.

(12)	The facility is a $40 million line of credit and is secured by an indirect interest in 40% of Short Hills.

(13)	The debt is swapped to an effective rate of 4.22% to the maturity date. The debt has 2 one year extension options and is interest only except during the second one year extension (if elected).

(14)	Debt is swapped to an effective rate of 5.95% to the maturity date.
     For additional information regarding the centers and their operations, see the responses to Item 1 of this report.

Item 3.	LEGAL PROCEEDINGS.
     On December 8, 2009, West Farms Associates and West Farms Mall, LLC (together, “Westfarms”) and The Taubman Company LLC (together with Westfarms, the “WFM Parties”) entered into a settlement agreement (the “Settlement Agreement”) with three developers of a project called Blue Back Square in West Hartford, Connecticut. The Settlement Agreement relates to a lawsuit originally filed by the developers against the WFM Parties and related persons in November 2007 in the Connecticut Superior Court, Judicial District of Hartford at Hartford and subsequently transferred to the Superior Court for the Judicial District of Waterbury at Waterbury. The developers alleged damages in excess of $40 million and sought double, treble, and punitive damages, as well as attorneys fees. Pursuant to the Settlement Agreement, the lawsuit was withdrawn with prejudice upon payment by Westfarms of $34 million to the developers on December 15, 2009. We have a 79% investment in Westfarms Associates, an unconsolidated joint venture which owns Westfarms mall, and our share of the settlement was $26.8 million. The developers, for themselves and on behalf of related persons, agreed to a full and general release for the benefit of the WFM Parties and related persons as of December 8, 2009. There was no admission of liability or fault by any parties to the lawsuit or related persons. In early November 2007, the Town of West Hartford and the West Hartford Town Council (the “Town”) filed a substantially similar lawsuit against the same entities in the same court, which was also subsequently transferred to the Superior Court for the Judicial District of Waterbury at Waterbury. The Town alleged damages in excess of $5.5 million and sought double, treble, and punitive damages, as well as attorneys fees. In January 2010, the WFM Parties executed a settlement agreement with the Town, which provided for a full and general release for the benefit of the WFM Parties upon payment by Westfarms of $4.5 million, or $3.6 million at our share, which was recorded in 2009. There was no admission of liability or fault by any parties to the lawsuit or related persons.
     See “Note 15 — Commitments and Contingencies — Litigation” to our consolidated financial statements for information regarding other outstanding litigation. While management does not believe that an adverse outcome in the lawsuits described would have a material adverse effect on our financial condition, there can be no assurance that adverse outcomes would not have material effects on our results of operations for any particular period.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.
     The common stock of Taubman Centers, Inc. is listed and traded on the New York Stock Exchange (Symbol: TCO). As of February 24, 2010, the 54,326,934 outstanding shares of Common Stock were held by 548 holders of record. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers, and other financial institutions. The closing price per share of the Common Stock on the New York Stock Exchange on February 24, 2010 was $38.69.
     The following table presents the dividends declared on our Common Stock and the range of closing share prices of our Common Stock for each quarter of 2009 and 2008:

	Market Quotations
2009 Quarter Ended	High	Low	Dividends
March 31	$26.79	$13.56	$0.415

June 30	28.16	16.65	0.415

September 30	37.37	22.55	0.415

December 31	37.66	30.40	0.415

	Market Quotations
2008 Quarter Ended	High	Low	Dividends
March 31	$55.70	$43.93	$0.415

June 30	58.05	48.65	0.415

September 30	55.40	43.35	0.415

December 31	48.19	18.69	0.415
     The restrictions on our ability to pay dividends on our Common Stock are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Dividends.”

Shareowner Return Performance Graph
     The following line graph sets forth the cumulative total returns on a $100 investment in each of our Common Stock, the MSCI US REIT Index, the FTSE NAREIT All REIT Index, Property Sector: Retail, and the S&P Composite — 500 Stock Index for the period December 31, 2004 through December 31, 2009 (assuming in all cases, the reinvestment of dividends):
COMPARISON OF CUMULATIVE TOTAL RETURN

	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Taubman Centers Inc.	$100.00	$120.37	$181.46	$180.79	$97.54	$146.49
MSCI US REIT Index	100.00	112.13	152.41	126.78	78.64	101.14
FTSE NAREIT All REIT Index, Property Sector: Retail	100.00	111.80	144.23	121.49	62.74	79.78
S&P 500 Index	100.00	104.91	121.48	128.15	80.74	102.11

     Note: The stock performance shown on the graph above is not necessarily indicative of future price performance.

Item 6. SELECTED FINANCIAL DATA.
     The following table sets forth selected financial data and should be read in conjunction with the financial statements and notes thereto and MD&A included in this report. See “Note 9 - Noncontrolling Interests” to our consolidated financial statements regarding reclassifications of previously reported information.

	Year Ended December 31
	2009	2008	2007	2006	2005
		(in thousands of dollars, except as noted)
STATEMENT OF OPERATIONS DATA:
Rents, recoveries, and other shopping center revenues	666,104	671,498	626,822	579,284	479,405
Income (loss) before gain on disposition of interest in center (1)	(79,161)	(8,052)	116,236	95,140	57,432
Gain on disposition of interest in center (2)					52,799
Net income (loss) (1)	(79,161)	(8,052)	116,236	95,140	110,231
Attributable to noncontrolling interests	25,649	(62,527)	(51,782)	(48,919)	(37,491)
Distributions to participating securities of TRG	(1,560)	(1,446)	(1,330)	(1,104)	(1,005)
Preferred dividends	(14,634)	(14,634)	(14,634)	(23,723)	(27,622)
Net income (loss) attributable to Taubman Centers, Inc. common shareowners	(69,706)	(86,659)	48,490	21,394	44,113
Net income (loss) per common share — diluted	(1.31)	(1.64)	0.90	0.40	0.87
Dividends declared per common share	1.66	1.66	1.54	1.29	1.16
Weighted average number of common shares outstanding — basic	53,239,279	52,866,050	52,969,067	52,661,024	50,459,314
Weighted average number of common shares outstanding — diluted	53,239,279	52,866,050	53,622,017	52,979,453	50,530,139
Number of common shares outstanding at end of period	54,321,586	53,018,987	52,624,013	52,931,594	51,866,184
Ownership percentage of TRG at end of period	67%	67%	66%	65%	64%
BALANCE SHEET DATA:
Real estate before accumulated depreciation	3,496,853	3,699,480	3,781,136	3,398,122	3,081,324
Total assets	2,606,853	2,974,982	3,105,975	2,781,290	2,797,580
Total debt	2,691,019	2,796,821	2,700,980	2,319,538	2,089,948
SUPPLEMENTAL INFORMATION:
Funds from Operations attributable to TCO (1)(3)	36,799	81,274	155,376	136,736	110,578
Mall tenant sales (4)(5)	4,227,936	4,536,500	4,734,940	4,344,565	4,124,534
Sales per square foot (4)(5)(6)	498	533	555	529	508
Number of shopping centers at end of period	23	23	23	22	21
Ending Mall GLA in thousands of square feet	10,946	10,937	10,879	10,448	10,029
Leased space (5)(7)	91.6%	92.0%	93.8%	92.5%	91.7%
Ending occupancy (5)	89.6%	90.5%	91.2%	91.3%	90.0%
Average occupancy (5)	89.0%	90.5%	90.0%	89.2%	88.9%
Average base rent per square foot (5)(6):
Consolidated businesses:
All mall tenants	$43.31	$43.95	$43.39	$42.77	$41.41
Stores opening during year (8)	45.19	54.78	53.35	41.25	42.38
Stores closing during year(8)	41.70	49.60	45.39	39.57	40.59
Unconsolidated Joint Ventures:
All mall tenants	$44.49	$44.61	$41.89	$41.03	$42.28
Stores opening during year(8)	51.10	59.36	48.05	42.98	44.90
Stores closing during year(8)	48.64	48.72	48.63	42.49	44.26

(1)	Funds from Operations (FFO) is defined and discussed in “MD&A — Presentation of Operating Results.” Net loss and FFO in 2009 include the $166.7 million (or $160.8 million at our share) impairment charges related to the write down of The Pier Shops and Regency Square to their fair values, the $30.4 million charges related to the litigation settlements at Westfarms, and $2.5 million in restructuring charges which primarily represented the cost of terminations of personnel. Net loss and FFO in 2008 include the impairment charges of $126.3 million related to investments in our Oyster Bay and Sarasota projects. Net income and FFO in 2006 include $3.1 million in connection with the write-off of financing costs related to the respective pay-off and refinancing of the loans on The Shops at Willow Bend and Dolphin Mall. In addition to these charges, FFO in 2006 includes a $4.7 million charge incurred in connection with the redemption of $113 million of preferred stock.

(2)	In December 2005, a 50% owned unconsolidated joint venture sold its interest in Woodland for $177.4 million.

(3)	Reconciliations of net income (loss) attributable to TCO common shareowners to FFO for 2009, 2008, and 2007 are provided in “MD&A — Presentation of Operating Results.” For 2006, net income attributable to TCO common shareowners of $21.4 million, adding back depreciation and amortization of $147.3 million, noncontrolling interests of $40.7 million, and distributions to participating securities of $1.1 million arrives at TRG’s FFO of $210.4 million, of which TCO’s share was $136.7 million. For 2005, net income attributable to TCO common shareowners of $44.1 million, less the gain on dispositions of interests in centers of $52.8 million, adding back depreciation and amortization of $150.3 million, noncontrolling interests of $35.0 million, and distributions to participating securities of $1.0 million arrives at TRG’s FFO of $177.7 million, of which TCO’s share was $110.6 million.

(4)	Based on reports of sales furnished by mall tenants.

(5)	Amounts in 2009 and 2008 exclude The Pier Shops, which opened in 2006. See “MD&A - Results of Operations — Impairment Charges — The Pier Shops at Caesars” for further information.

(6)	See MD&A for information regarding this statistic.

(7)	Leased space comprises both occupied space and space that is leased but not yet occupied.

(8)	Amounts in 2009 and 2008 exclude spaces greater than 10,000 square feet.

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
General Background and Performance Measurement
     Taubman Centers, Inc. (TCO) is a Michigan corporation that operates as a self-administered and self-managed real estate investment trust (REIT). The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG) is a majority-owned partnership subsidiary of TCO, which owns direct or indirect interests in all of our real estate properties. In this report, the terms “we”, “us”, and “our” refer to TCO, the Operating Partnership, and/or the Operating Partnership’s subsidiaries as the context may require. We own, lease, acquire, dispose of, develop, expand, and manage regional and super-regional shopping centers. The Consolidated Businesses consist of shopping centers and entities that are controlled by ownership or contractual agreements, The Taubman Company LLC (Manager), and Taubman Properties Asia LLC and its subsidiaries (Taubman Asia). In September 2008, we acquired the interests of the owner of Partridge Creek (see “Note 2 - Acquisitions” to our consolidated financial statements). Prior to the acquisition, we consolidated the accounts of the owner of Partridge Creek, which qualified as a variable interest entity for which the Operating Partnership was considered to be the primary beneficiary. Shopping centers owned through joint ventures that are not controlled by us but over which we have significant influence (Unconsolidated Joint Ventures) are accounted for under the equity method.
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
Overall Summary of Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Our primary source of revenue is from the leasing of space in our shopping centers. Generally these leases are long term, with our average lease term of new leases at approximately six years during 2009 and approximately seven years during 2008, excluding temporary leases. Therefore general economic trends most directly impact our tenants’ sales and consequently their ability to perform under their existing lease agreements and expand into new locations as well as our ability to find new tenants for our shopping centers.
     The real estate industry continues to face difficult times due to the impacts of the recent recession and tough capital market and retail environment. Although there have been some positive signs, unemployment continues to be very high and there is considerable uncertainty as to how long the impacts of the recession may continue. We have seen the negative effect on our business in 2009, and we expect that the economy will continue to strain the resources of our tenants and their customers. A number of regional and national retailers have announced store closings or filed for bankruptcy. During 2009, 4.1% of our tenants sought the protection of the bankruptcy laws, compared to 2.5% and 0.5% in 2008 and 2007, respectively. The highest level of bankruptcies we’ve experienced in the last 20 years for a full year was 4.5% in both 1992 and 2001.

     Tenant sales per square foot were $498 in 2009, a 6.7% decrease from 2008. However, sales per square foot increased by 3.8% in the fourth quarter of 2009. This is the first positive quarterly tenant sales performance since the third quarter of 2008. We are expecting sales to be flat to 3% to 4% up in 2010. See “Mall Tenant Sales and Center Revenues.”
     Ending occupancy was 89.6% at December 31, 2009, down 0.9% from 2008. We anticipate occupancy will end the year flat in 2010, although it is likely to be down as much as 1% in the first three quarters of the year. Rent per square foot decreased 2.2% for the fourth quarter of 2009 and decreased 1% for the year. We expect that average rents per square foot in 2010 will be down in comparison to 2009 by approximately 2% to 2.5%. The rents we are able to achieve are affected by economic trends and tenants’ expectations thereof, as described under “Rental Rates and Occupancy.” The spread between rents on openings and closings may not be indicative of future periods, as this statistic is not computed on comparable tenant spaces, and can vary significantly from period to period depending on the total amount, location, and average size of tenant space opening and closing in the period. Mall tenant sales, occupancy levels and our resulting revenues are seasonal in nature (see “Seasonality”).
     Our analysis of our financial results begins under “Results of Operations.”
     In the fourth quarter of 2009 we recognized $38.5 million of litigation charges related to Westfarms mall, an Unconsolidated Joint Venture, of which our share was $30.4 million (see “Results of Operations — Litigation Charges”).
     In the third quarter of 2009, we concluded that the book values of the investments in The Pier Shops and Regency Square were impaired, which resulted in a non-cash charge of $166.7 million (or $160.8 million at our share). We also recorded impairment charges in the fourth quarter of 2008 of $126.3 million related to our Oyster Bay project in the Town of Oyster Bay, New York (Oyster Bay project or Oyster Bay) and our Sarasota project. See “Results of Operations — Impairment Charges” for further discussion and the status of The Pier Shops’ loan, which is in default.
     In the first half of 2009, in response to the decreased level of active projects due to the downturn in the economy, we reduced our workforce by about 40 positions, primarily in areas that directly or indirectly affect our development initiatives in the U.S. and Asia. The restructuring charge was $2.5 million, and primarily represents the cost of terminations of personnel.
     We have certain additional sources of income beyond our rental revenues, recoveries from tenants, and revenue from management, leasing, and development services. We disclose our share of these sources of income under “Results of Operations — Other Income.”
     We also describe the current status of our efforts to broaden our growth in Asia (see “Results of Operations — Taubman Asia”).
     We then provide a discussion of the impact in 2009 of recently issued accounting pronouncements including the new requirements for accounting for noncontrolling interests.
     With all the preceding information as background, we then provide insight and explanations for variances in our financial results for 2009, 2008, and 2007 under “Comparison of 2009 to 2008” and “Comparison of 2008 to 2007.” As information useful to understanding our results, we have described the presentation of our noncontrolling interests, the presentation of certain interests in centers, and the reasons for our use of non-GAAP measures such as Beneficial Interests in EBITDA and Funds from Operations (FFO) under “Results of Operations — Use of Non-GAAP Measures.” Reconciliations from net income (loss) and net income (loss) allocable to common shareowners to these measures follow the annual comparisons.
     We then provide a discussion of our critical accounting policies and new accounting pronouncements that will affect periods subsequent to 2009.
     Our discussion of sources and uses of capital resources under “Liquidity and Capital Resources” begins with a brief overview of current market conditions and our financial position. We have no maturities on our current debt until fall 2010, when three loans mature with principal amounts of $335 million at 100% and $262 million at our beneficial share and we are in discussions with a variety of lenders to refinance these three loans. We then discuss our capital activities and transactions that occurred in 2009. Analysis of specific operating, investing, and financing activities is then provided in more detail.

     Specific analysis of our fixed and floating rates and periods of interest rate risk exposure is provided under “Liquidity and Capital Resources — Beneficial Interest in Debt.” Completing our analysis of our exposure to rates are the effects of changes in interest rates on our cash flows and fair values of debt contained under “Liquidity and Capital Resources — Sensitivity Analysis.” Also see “Liquidity and Capital Resources — Loan Commitments and Guarantees” for discussion of compliance with debt covenants.
     In conducting our business, we enter into various contractual obligations, including those for debt, capital leases for property improvements, operating leases for land and office space, purchase obligations, and other long-term commitments. Detail of these obligations, including expected settlement periods, is contained under “Liquidity and Capital Resources — Contractual Obligations.” Property-level debt represents the largest single class of obligations. Described under “Liquidity and Capital Resources — Loan Commitments and Guarantees” and “Liquidity and Capital Resources — Cash Tender Agreement” are our significant guarantees and commitments.
     Renovation and expansion of existing malls has been a significant use of our capital in recent years, as described in “Liquidity and Capital Resources — Capital Spending” and “Liquidity and Capital Resources — Capital Spending — Planned Capital Spending.” Our City Creek Center project, which we will own under a participating lease, is expected to open in early 2012 at which time a $75 million payment will be made to the lessor. With our Sarasota project on hold and the continued delays on our Oyster Bay and Asia projects, we expect capital spending in 2010 to consist primarily of tenant allowances and other capital expenditures on our operating centers.
     Dividends and distributions are also significant uses of our capital resources. The factors considered when determining the amount of our dividends, including requirements arising because of our status as a REIT, are described under “Liquidity and Capital Resources — Dividends.”
Mall Tenant Sales and Center Revenues
     Our mall tenant sales per square foot statistics have shown improvement since July 2009 and in the fourth quarter of 2009 increased by 3.8% compared to the prior year. This is the first quarter sales have been up since third quarter 2008. For 2009, our sales decreased 6.7% to a level of $498 per square foot.
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
     Sales directly impact the amount of percentage rents certain tenants and anchors pay. The effects of increases or declines in sales on our operations are moderated by the relatively minor share of total rents that percentage rents represent of total rents (approximately 3% in 2009).
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

     The following table summarizes occupancy costs, excluding utilities, for mall tenants as a percentage of mall tenant sales:

	2009 (1)	2008 (1)	2007
Mall tenant sales (in thousands of dollars)	4,227,936	4,536,500	4,734,940
Sales per square foot	498	533	555 (1)

Consolidated Businesses:
Minimum rents	10.2%	9.7%	8.9%
Percentage rents	0.3	0.4	0.4
Expense recoveries	5.7	5.3	4.9

Mall tenant occupancy costs as a percentage of mall tenant sales	16.2%	15.4%	14.2%

Unconsolidated Joint Ventures:
Minimum rents	9.6%	8.9%	8.0%
Percentage rents	0.3	0.4	0.4
Expense recoveries	5.0	4.6	4.2

Mall tenant occupancy costs as a percentage of mall tenant sales	14.9%	13.9%	12.6%

(1)	Statistics exclude The Pier Shops.
     In 2009, mall tenant occupancy costs as a percentage of mall tenant sales increased primarily due to the decline in sales during the year.
Rental Rates and Occupancy
     As leases have expired in the centers, we have generally been able to rent the available space, either to the existing tenant or a new tenant, at rental rates that are higher than those of the expired leases. Generally, center revenues have increased as older leases rolled over or were terminated early and replaced with new leases negotiated at current rental rates that were usually higher than the average rates for existing leases. In periods of increasing sales, rents on new leases will generally tend to rise. In periods of slower growth or declining sales, as we are experiencing now, rents on new leases will grow more slowly or will decline for the opposite reason, as tenants’ expectations of future growth become less optimistic. Rent per square foot information for centers in our Consolidated Businesses (excluding The Pier Shops) and Unconsolidated Joint Ventures follows:

	2009 (1)	2008 (1)	2007 (2)
Average rent per square foot,:
Consolidated Businesses	$43.31	$43.95	$43.39
Unconsolidated Joint Ventures	44.49	44.61	41.89
Opening base rent per square foot:
Consolidated Businesses	$45.19	$54.78	$53.35
Unconsolidated Joint Ventures	51.10	59.36	48.05
Square feet of GLA opened:
Consolidated Businesses	681,773	589,730	885,982
Unconsolidated Joint Ventures	218,953	340,275	394,316
Closing base rent per square foot:
Consolidated Businesses	$41.70	$49.60	$45.39
Unconsolidated Joint Ventures	48.64	48.72	48.63
Square feet of GLA closed:
Consolidated Businesses	832,451	650,607	807,899
Unconsolidated Joint Ventures	259,457	342,698	345,122
Releasing spread per square foot:
Consolidated Businesses	$3.49	$5.18	$7.96
Unconsolidated Joint Ventures	2.46	10.64	(0.58)

(1)	Opening and closing statistics exclude spaces greater than 10,000 square feet.

(2)	Opening and closing statistics exclude spaces greater than 40,000 square feet.

     Average rent per square foot of the Consolidated Businesses in 2009 was impacted by increases in rent relief. Rent per square foot in 2010 is expected to be down 2% to 2.5% due to the annualization of rent relief granted in 2009. Average rent per square foot of the Unconsolidated Joint Ventures in 2007 was impacted by prior year adjustments totaling $3.0 million (at 100%) in 2007, related to The Mills Corporation’s accounting for lease incentives at Arizona Mills, a 50% owned joint venture. Excluding these adjustments, average rent per square foot of the Unconsolidated Joint Ventures would have been $42.93 in 2007.
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
     Mall tenant leased space, ending occupancy, and average occupancy rates are as follows:

	2009 (1)	2008 (1)	2007
Leased space	91.6%	92.0%	93.8%
Ending occupancy	89.6	90.5	91.2
Average occupancy	89.0	90.5	90.0

(1)	Statistics exclude The Pier Shops.
     Ending occupancy was 89.6%, a 0.9% decrease from 90.5% in 2008. At 91.6%, leased space is 2.0% over the year end occupancy level, indicating a backlog of tenants who have committed to opening stores in the future. We expect occupancy in 2010 to end the year flat with 2009, although it is likely to be down as much as 1% in the first three quarters of 2010. Temporary tenant leasing continues to be strong and ended the year at about 4.2% compared to 2.7% in 2008. Temporary tenants, defined as those with lease terms less than 12 months, are not included in occupancy or leased space statistics. Tenant bankruptcy filings as a percentage of the total number of tenant leases was 4.1% in 2009, compared to 2.5% in 2008, and 0.5% in 2007.
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

		4th	3rd	2nd	1st
	Total	Quarter	Quarter	Quarter	Quarter
	2009	2009	2009	2009	2009
	(in thousands of dollars, except occupancy and leased space data)
Mall tenant sales (1), (2)	4,227,936	1,350,806	987,008	968,964	921,158
Revenues and gains on land sales and other nonoperating income:
Consolidated Businesses	666,815	186,306	163,447	159,137	157,925
Unconsolidated Joint Ventures	272,622	75,504	67,317	63,657	66,144
Occupancy and leased space (2):
Ending occupancy	89.6%	89.6%	88.7%	88.8%	88.8%
Average occupancy	89.0	89.5	88.5	88.9	89.0
Leased space	91.6	91.6	91.0	91.3	90.7

(1)	Based on reports of sales furnished by mall tenants.

(2)	Excludes The Pier Shops.
     Because the seasonality of sales contrasts with the generally fixed nature of minimum rents and recoveries, mall tenant occupancy costs (the sum of minimum rents, percentage rents, and expense recoveries) as a percentage of sales are considerably higher in the first three quarters than they are in the fourth quarter.

		4th	3rd	2nd	1st
	Total	Quarter	Quarter	Quarter	Quarter
	2009	2009	2009	2009	2009
Consolidated Businesses (1) :
Minimum rents	10.2%	8.0%	10.6%	10.8%	12.2%
Percentage rents	0.3	0.5	0.2	0.1	0.3
Expense recoveries	5.7	5.9	5.3	5.9	6.0

Mall tenant occupancy costs	16.2%	14.4%	16.1%	16.8%	18.5%

Unconsolidated Joint Ventures:
Minimum rents	9.6%	7.7%	10.3%	10.6%	10.9%
Percentage rents	0.3	0.5	0.3	0.0	0.3
Expense recoveries	5.0	4.8	5.0	5.1	4.9

Mall tenant occupancy costs	14.9%	13.0%	15.6%	15.7%	16.1%

(1)	Excludes The Pier Shops.
Results of Operations
     In addition to the results and trends in our operations discussed in the preceding sections, the following sections discuss certain transactions that affected operations in the years ending 2009, 2008, and 2007, or are expected to affect operations in the future.
Impairment Charges
     In 2009, we concluded that the book values of the investments in The Pier Shops and Regency Square were impaired, which resulted in a non-cash charge of $166.7 million (or $160.8 million at our share). In 2008, we recorded impairment charges of $126.3 million related to our Oyster Bay project and our Sarasota project.
The Pier Shops at Caesars
     The Pier Shops, located in Atlantic City, New Jersey, began opening in phases in June 2006. Gordon Group Holdings LLC (Gordon) developed the center, and in January 2007, we assumed full management and leasing responsibility for the center. In April 2007, we increased our ownership in The Pier Shops to a 77.5% controlling interest. The remaining 22.5% interest continues to be held by an affiliate of Gordon. We began consolidating The Pier Shops as of the April 2007 purchase date. At closing, we made a $24.5 million equity investment in the center, bringing our total equity investment to $28.5 million at that date. As of December 31, 2009, we had provided $10.6 million of additional capital.
     In September 2009, our Board of Directors concluded that given long term prospects for the property, it was in our best interest to discontinue financial support of The Pier Shops. Cash flows generated from the center are insufficient to cover debt service on the $135 million non-recourse mortgage loan. As a result, the book value of The Pier Shops was written down by $107.7 million (our share of which is $101.8 million) to a fair value of approximately $52 million. The loan is now in default. Under the terms of the agreement, interest accrues at the original stated rate of 6.01% plus a 4% default rate. Although we are no longer funding any cash shortfalls, we continue to record the operations of the center, and interest on the loan, in our results until title for the center has been transferred and our obligation for the loan is extinguished. While the timing is uncertain as the foreclosure process is not in our control, we are hoping to transfer ownership in the second quarter of 2010. We expect the non-cash impact of owning The Pier Shops (including default interest) to result in an incremental earnings charge, excluding depreciation and amortization, of approximately ($0.9) million per month in 2010. Including the impact of depreciation and amortization, the impact on earnings is expected to be ($1.3) million per month.
Regency Square
     In September 2009, we concluded that the book value of the investment in Regency Square was also impaired based on current estimates of future cash flows for the property, which will be negatively impacted by necessary capital expenditures and declining net operating income. As a result, the book value of the property was written down by $59 million to a fair value of approximately $29 million. At the current level of cash flows, Regency Square intends to continue to service its $74.1 million non-recourse mortgage loan.
     The Pier Shops and Regency Square generate less than two percent of our net operating income. See “Note 4 — Properties” to our consolidated financial statements for additional information.

Oyster Bay
     In January 2009, the Appellate Division of the Supreme Court of the State of New York, Second Department, reversed the Supreme Court’s order directing the Town Board of the Town of Oyster Bay to issue a special use permit for the construction of The Mall at Oyster Bay. The court also held that the Town Board’s request for a supplemental environmental impact statement was proper. We determined in February 2009 that we would recognize in the fourth quarter of 2008 a charge to income of $117.9 million relating to the Oyster Bay project, including $4.6 million in costs, which were paid in 2009, associated with obligations under existing contracts related to the project. This determination was reached after an overall assessment of the probability of the development of the mall as designed and a review of our previously capitalized project costs. The charge included the costs of previous development activities as well as holding and other costs that management believes will likely not benefit the development if and when we obtain the rights to build the center. In June 2009, the Court of Appeals of the State of New York denied our motion for leave to appeal the January 2009 decision of the Appellate Division of the Supreme Court of the State of New York. We have been expensing costs relating to Oyster Bay since the fourth quarter of 2008 and will continue to do so until it is probable that we will be able to successfully move forward with a project. Our remaining capitalized investment in the project as of December 31, 2009 is $39.8 million, consisting of land and site improvements. If we are ultimately unsuccessful in obtaining the right to build the center, it is uncertain whether we would be able to recover the full amount of this capitalized investment through alternate uses of the land.
Sarasota
     In May 2008, we entered into agreements to jointly develop University Town Center, a regional mall in Sarasota, Florida. Under the agreements, we would own a noncontrolling 25% interest in the project. Due to the economic and retail environment, we announced in December 2008 that the project had been put on hold. Although we continue to believe it should be a very attractive opportunity longer term, we do not know if or when we will acquire an interest in the land and move forward with the project. Due to this uncertainty, we recognized an $8.3 million charge to income in the fourth quarter of 2008. The charge to income represented our share of total project costs. We have no asset remaining and will continue to expense any additional costs related to the monitoring of the project until a definitive agreement is reached by the parties on going forward with the project.
Litigation Charges
     In the fourth quarter of 2009, we recognized litigation charges relating to the settlement of two lawsuits related to Westfarms, our center in West Hartford, Connecticut. The settlements include $34 million settled in December 2009 and $4.5 million settled in January 2010, of which our share of the total settlements was $30.4 million (see “Note 15 — Commitments and Contingencies - Litigation”).
Restructuring
     In the first half of 2009, in response to the decreased level of active projects due to the downturn in the economy, we reduced our workforce by about 40 positions, primarily in areas that directly or indirectly affect our development initiatives in the U.S. and Asia. The restructuring charge was $2.5 million, and primarily represents the cost of terminations of personnel.
Center Operations
     The impacts of the recession, which negatively impacted our operating statistics in 2009 as discussed in the previous sections, are expected to continue to affect operations in 2010. We expect that net operating income (NOI) of our centers, excluding lease cancellation income, could decrease by 2% to 4% in 2010. The expected NOI decrease is impacted by over 1% related to recoveries of CAM capital expenditures as we manage our tenants’ CAM costs to reduce overall expenses. We also expect rent relief to have a significant negative impact in 2010 as rent relief contracted in 2009 is fully annualized.

Other Income
     We have certain additional sources of income beyond our rental revenues, recoveries from tenants, and revenues from management, leasing, and development services, as summarized in the following table. Lease cancellation revenue is primarily dependent on the overall economy and performance of particular retailers in specific locations and can vary significantly. Gains on peripheral land sales can also vary significantly from year-to-year, depending on the results of negotiations with potential purchasers of land, as well as the economy and the timing of the transactions. During the year ended December 31, 2009, we recognized our approximately $18.7 million and $1.8 million share of the Consolidated Businesses’ and Unconsolidated Joint Ventures’ lease cancellation revenue, respectively. Lease cancellation income over the last five years ranged from $8 million to this year’s record high, and is likely to be much lower in 2010 at about $9 million to $11 million.

	2009		2008		2007
	Consolidated	Unconsolidated	Consolidated	Unconsolidated	Consolidated	Unconsolidated
	Businesses	Joint Ventures	Businesses	Joint Ventures	Businesses	Joint Ventures
		(Operating Partnership’s share in millions of dollars)
Other income:
Shopping center related revenues	22.5	2.7	26.9	3.0	23.1	2.5
Lease cancellation revenue	18.7	1.8	9.7	2.5	10.9	2.0

	41.2	4.5	36.6	5.5	33.9	4.6

Gains on land sales and other nonoperating income:
Gains on sales of peripheral land			2.8		0.7
Interest income	0.6		1.5	0.4	2.2	0.8
Gains on discontinued hedges					0.2

	0.6		4.3	0.4	3.1	0.8

(1)	Amounts in this table may not add due to rounding.
Taubman Asia
     In 2008, Taubman Asia entered into agreements to acquire a 25% interest in The Mall at Studio City, the retail component of Macao Studio City, a major mixed-use project on the Cotai Strip in Macao, China. In August 2009, our Macao agreements terminated and our $54 million initial cash payment was returned to us because the financing for the project was not completed. In the fourth quarter of 2009 we recognized approximately $7 million of development fees collected for services performed primarily prior to 2009 on the Macao project.
     In 2007, we entered into an agreement to provide development services for a 1.1 million square foot retail and entertainment complex called Riverstone in Songdo International Business District (Songdo), Incheon, South Korea. We also finalized an agreement to provide management and leasing services for Riverstone. The shopping center will be anchored by Lotte Department Store, Tesco Homeplus, and a nine-screen MegaBox multiplex. Construction has been completed on the mall infrastructure and parking, including the subway station that will connect the mall to Seoul. However, the project financing of Riverstone remains unresolved due to market conditions and the overall complexity and scale of the broader Songdo financings. Once financing is complete, full construction will begin and we will make a determination about an investment in this center.
Debt Transactions
     We completed a series of debt financings in 2008 and 2007 as follows:

		Initial Loan	Stated
	Date	Balance/Facility	Interest Rate	Maturity Date (1)
	(in millions of dollars)
Fair Oaks	April 2008	250	LIBOR+1.40%(2)	April 2011
International Plaza	January 2008	325	LIBOR+1.15%(3)	January 2011
TRG revolving credit facility (4)	November 2007	550	LIBOR+0.70%	February 2011
The Pier Shops at Caesars	April 2007	135	6.01%	May 2017

(1)	Excludes any options to extend the maturities (see the footnotes to our financial statements regarding extension options).

(2)	The loan is swapped at 4.22% for the initial three-year term of the loan agreement.

(3)	The loan is swapped at 5.01% for the initial three-year term of the loan agreement.

(4)	In November 2007, we increased the borrowing limit on the TRG revolving credit facility by $200 million and extended the maturity date by two years, with a one-year extension option.

     Borrowings under TRG’s revolving credit facility are primary obligations of the entities owning Dolphin, Fairlane, and Twelve Oaks, which are collateral for the line of credit. The Operating Partnership and the entities owning Fairlane and Twelve Oaks are guarantors under the credit agreement.
Partnership Unit Redemptions and Common Share Repurchases
     We also completed a series of partnership unit redemptions and common share repurchases in 2007:

			Price
	# of shares	Amount	per share	Date
	(in millions of dollars)
Stock repurchases (1)	987,180	50.0	$50.65	August 2007
Stock repurchases (1)	923,364	50.0	54.15	May - June 2007

(1)	For each common share repurchased, a unit of TRG partnership interest is similarly redeemed. See “Note 14 — Common and Preferred Stock and Equity of TRG” to our consolidated financial statements regarding the repurchase of our common stock.
Presentation of Operating Results
     The following table contains the operating results of our Consolidated Businesses and the Unconsolidated Joint Ventures. On January 1, 2009, we adopted the new requirements of ASC Topic 810 “Consolidation” as it relates to noncontrolling interests (formerly Statement of Financial Accounting Standards (SFAS) No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin (ARB) No. 51.”) The new requirements of ASC 810 amended prior accounting and reporting standards for the noncontrolling interest (previously referred to as a minority interest) in a subsidiary. Consequently, the noncontrolling interests in the Operating Partnership and certain consolidated joint ventures no longer need to be carried at zero balances in our balance sheet. As a result, the income allocated to these noncontrolling interests is no longer required to be equal, at a minimum, to their share of distributions, which results in a material increase to our net income. Prior to 2009, under the previous accounting for noncontrolling interests, the income allocated to the Operating Partnership noncontrolling unitholders was equal to their share of distributions as long as the net equity of the Operating Partnership was less than zero. Similarly, the income allocated to the noncontrolling partners in consolidated joint ventures with net equity balances less than zero was equal to their share of operating distributions. The net equity balances of the Operating Partnership and certain of the consolidated joint ventures were less than zero because of accumulated distributions in excess of net income and not as a result of operating losses. Distributions to partners were usually greater than net income because net income includes non-cash charges for depreciation and amortization. Our average ownership percentage of the Operating Partnership was 67% in 2009 and 2008, and 66% in 2007.
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
     Our presentations of Beneficial Interest in EBITDA and FFO are not necessarily comparable to the similarly titled measures of other REITs due to the fact that not all REITs use the same definitions. These measures should not be considered alternatives to net income (loss) or as an indicator of our operating performance. Additionally, neither represents cash flows from operating, investing or financing activities as defined by GAAP. Reconciliations of Net Income (Loss) Allocable to Common Shareowners to Funds from Operations and Net Income (Loss) to Beneficial Interest in EBITDA are presented following the Comparison of 2008 to 2007.

Comparison of 2009 to 2008
     The following table sets forth operating results for 2009 and 2008, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

	2009		2008
		UNCONSOLIDATED		UNCONSOLIDATED
	CONSOLIDATED	JOINT VENTURES	CONSOLIDATED	JOINT VENTURES
	BUSINESSES	AT 100%(1)	BUSINESSES	AT 100%(1)
	(in millions of dollars)
REVENUES:
Minimum rents	341.9	157.1	353.2	157.1
Percentage rents	10.8	5.1	13.8	6.6
Expense recoveries	246.4	101.7	248.6	98.5
Management, leasing, and development services	21.2		15.9
Other	45.8	8.7	40.1	9.6

Total revenues	666.1	272.5	671.5	271.8
EXPENSES:
Maintenance, taxes, and utilities	189.1	68.1	189.2	66.8
Other operating	67.2	24.0	79.6	22.5
Management, leasing, and development services	7.9		8.7
General and administrative	27.9		28.1
Litigation charges		38.5
Impairment charges	166.7		117.9
Restructuring charge	2.5
Interest expense	145.7	64.4	147.4	65.0
Depreciation and amortization (2)	147.3	39.3	147.4	40.7

Total expenses	754.1	234.3	718.4	195.0
Gains on land sales and other nonoperating income	0.7	0.1	4.6	0.7
Impairment loss on marketable securities	(1.7)

		38.3		77.5

Loss before income tax expense and equity in income of Unconsolidated Joint Ventures	(89.0)		(42.3)
Income tax expense	(1.7)		(1.1)
Equity in income of Unconsolidated Joint Ventures (2)	11.5		35.4

Net loss	(79.2)		(8.1)
Net (income) loss attributable to noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	(3.1)		(7.4)
Distributions in excess of noncontrolling share of income of consolidated joint ventures			(8.6)
TRG Series F preferred distributions	(2.5)		(2.5)
Noncontrolling share of loss of TRG	31.2		11.3
Distributions in excess of noncontrolling share of loss of TRG			(55.4)
Distributions to participating securities of TRG	(1.6)		(1.4)
Preferred stock dividends	(14.6)		(14.6)

Loss attributable to Taubman Centers, Inc. common shareowners	(69.7)		(86.7)

SUPPLEMENTAL INFORMATION:
EBITDA — 100%	204.0	142.0	244.2	183.2
EBITDA — outside partners’ share	(35.3)	(74.2)	(40.0)	(82.2)

Beneficial interest in EBITDA	168.7	67.8	204.2	101.1
Beneficial interest expense	(125.8)	(33.4)	(127.8)	(33.8)
Beneficial income tax expense	(1.7)		(1.1)
Non-real estate depreciation	(3.4)		(3.3)
Preferred dividends and distributions	(17.1)		(17.1)

Funds from Operations contribution	20.6	34.4	54.9	67.3

(1)	With the exception of the Supplemental Information, amounts include 100% of the Unconsolidated Joint Ventures. Amounts are net of intercompany transactions. The Unconsolidated Joint Ventures are presented at 100% in order to allow for measurement of their performance as a whole, without regard to our ownership interest. In our consolidated financial statements, we account for investments in the Unconsolidated Joint Ventures under the equity method.

(2)	Amortization of our additional basis in the Operating Partnership included in depreciation and amortization was $4.9 million in both 2009 and 2008. Also, amortization of our additional basis included in equity in income of Unconsolidated Joint Ventures was $1.9 million in both 2009 and 2008.

(3)	Amounts in this table may not add due to rounding.

Consolidated Businesses
     Total revenues for the year ended December 31, 2009 were $666.1 million, a $5.4 million or 0.8% decrease over 2008. Minimum rents decreased by $11.3 million, due to decreases in rent per square foot, primarily as a result of rent relief, and decreased average occupancy. Percentage rents decreased due to lower tenant sales. Expense recoveries decreased primarily due to decreases in occupancy and the lower level of recoveries from in-place tenants. Management, leasing, and development revenue increased primarily due to the collection of development fees on the Macao project. Other income increased primarily due to an increase in lease cancellation revenue, which was partially offset by decreases in parking-related revenue and sponsorship income.
     Total expenses were $754.1 million, a $35.7 million or 5.0% increase from 2008. Other operating expense decreased due to a reduction in pre-development costs, lower costs related to marketing and promotion, and decreased bad debt expense. In 2009, we incurred $12.3 million on pre-development activities and we expect to incur about $15 million in 2010. General and administrative expense was relatively flat with 2008. In 2010, we expect general and administrative expense to be comparable to 2009. In 2009, we recognized a $2.5 million restructuring charge (see “Results of Operations — Restructuring”). Also in 2009, we recognized impairment charges of $166.7 million on The Pier Shops and Regency Square. In 2008, we recognized a $117.9 million impairment charge on our Oyster Bay project (see “Results of Operations — Impairment Charges”). Interest expense decreased due to the lower rates on floating rate debt and lower outstanding debt as a result of the return of the Macao deposit, offset partially by the termination of interest capitalization on the Oyster Bay project in the fourth quarter of 2008.
     Gains on land sales and other nonoperating income decreased by $3.9 million in 2009. There were no gains on land sales in 2009, compared to $2.8 million of gains in 2008. In 2010, gains on land sales are expected to be approximately $1 million to $2 million. Interest income declined in 2009 due to overall lower average interest rates.
Unconsolidated Joint Ventures
     Total revenues for the year ended December 31, 2009 were $272.5 million, a $0.7 million or 0.3% increase from 2008. Percentage rents decreased primarily due to lower tenant sales. Expense recoveries increased primarily due to increases in property taxes and electricity recoveries, increased revenue from marketing and promotion services, and adjustments in 2008 to prior estimated recoveries at certain centers.
     Total expenses increased by $39.3 million or 20.2%, to $234.3 million for the year ended December 31, 2009, primarily due to litigation charges of $38.5 million recognized in 2009 (see “Results of Operations — Litigation Charges”). Maintenance, taxes, and utilities expense increased due to higher property taxes, partially offset by decreased electricity expense. Other operating expense increased primarily due to professional fees. Depreciation expense decreased primarily due to changes in depreciable lives of tenant allowances in connection with early terminations.
     As a result of the foregoing, income of the Unconsolidated Joint Ventures decreased by $39.2 million to $38.3 million. Our equity in income of the Unconsolidated Joint Ventures was $11.5 million, a $23.9 million decrease from 2008. In 2008, we recognized an impairment charge of $8.3 million related to our investment in University Town Center (see “Results of Operations - Impairment Charges”). The charge to income represented our share of our Sarasota joint venture project costs.
Net Income (Loss)
     Net loss increased by $71.1 million to a $79.2 million loss in 2009, due to the increased impairment charges and the litigation charges. After allocation of income to noncontrolling and preferred interests, the net loss allocable to common shareowners for 2009 was a loss of $69.7 million compared to a loss of $86.7 million in 2008.

Comparison of 2008 to 2007
     The following table sets forth operating results for 2008 and 2007, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

	2008		2007
		UNCONSOLIDATED		UNCONSOLIDATED
	CONSOLIDATED	JOINT VENTURES	CONSOLIDATED	JOINT VENTURES
	BUSINESSES	AT 100%(1)	BUSINESSES	AT 100%(1)
	(in millions of dollars)
REVENUES:
Minimum rents	353.2	157.1	329.4	150.9
Percentage rents	13.8	6.6	14.8	8.4
Expense recoveries	248.6	98.5	228.4	94.9
Management, leasing and development services	15.9		16.5
Other	40.1	9.6	37.7	8.4

Total revenues	671.5	271.8	626.8	262.6
EXPENSES:
Maintenance, taxes, and utilities	189.2	66.8	175.9	66.6
Other operating	79.6	22.5	69.6	20.7
Management, leasing and development services	8.7		9.1
General and administrative	28.1		30.4
Impairment charge	117.9
Interest expense	147.4	65.0	131.7	66.2
Depreciation and amortization (2)	147.4	40.7	137.9	39.4

Total expenses	718.4	195.0	554.7	193.0
Gains on land sales and other nonoperating income	4.6	0.7	3.6	1.6

		77.5		71.2

Income (loss) before income tax expense and equity in income of Unconsolidated Joint Ventures	(42.3)		75.7
Income tax expense	(1.1)
Equity in income of Unconsolidated Joint Ventures (2)	35.4		40.5

Net income (loss)	(8.1)		116.2
Net (income) loss attributable to noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	(7.4)		(5.0)
Distributions in excess of noncontrolling share of income of consolidated joint ventures	(8.6)		(3.0)
TRG Series F preferred distributions	(2.5)		(2.5)
Noncontrolling share of (income) loss of TRG	11.3		(33.2)
Distributions in excess of noncontrolling share of income (loss) of TRG	(55.4)		(8.1)
Distributions to participating securities of TRG	(1.4)		(1.3)
Preferred stock dividends	(14.6)		(14.6)

Net income (loss) attributable to Taubman Centers, Inc. common shareowners	(86.7)		48.5

SUPPLEMENTAL INFORMATION:
EBITDA — 100%	244.2	183.2	345.3	176.8
EBITDA — outside partners’ share	(40.0)	(82.2)	(36.6)	(80.0)

Beneficial interest in EBITDA	204.2	101.1	308.7	96.8
Beneficial interest expense	(127.8)	(33.8)	(117.4)	(33.3)
Beneficial income tax expense	(1.1)
Non-real estate depreciation	(3.3)		(2.7)
Preferred dividends and distributions	(17.1)		(17.1)

Funds from Operations contribution	54.9	67.3	171.6	63.5

(1)	With the exception of the Supplemental Information, amounts include 100% of the Unconsolidated Joint Ventures. Amounts are net of intercompany transactions. The Unconsolidated Joint Ventures are presented at 100% in order to allow for measurement of their performance as a whole, without regard to our ownership interest. In our consolidated financial statements, we account for investments in the Unconsolidated Joint Ventures under the equity method.

(2)	Amortization of our additional basis in the Operating Partnership included in depreciation and amortization was $4.9 million in both 2008 and 2007. Also, amortization of our additional basis included in equity in income of Unconsolidated Joint Ventures was $1.9 million in both 2008 and 2007.

(3)	Amounts in this table may not add due to rounding.

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
     Total expenses were $718.4 million, a $163.7 million or 29.5% increase from 2007. Maintenance, taxes, and utilities expense increased primarily due to Partridge Creek, The Pier Shops, and Twelve Oaks, as well as increases in maintenance costs and property taxes at certain centers. Other operating expense increased due to increased pre-development costs and bad debt expense, The Pier Shops, and Partridge Creek. General and administrative expense decreased primarily due to a significant decrease in bonus expense. In addition to a significant reduction in annual bonus plan expense due to financial performance, our deferred long-term compensation grants were marked to market quarterly based on our stock price. In 2008, we recognized a $117.9 million impairment charge on our Oyster Bay project (see “Results of Operations — Impairment Charges”). Interest expense increased primarily due to the January 2008 refinancing at International Plaza, Partridge Creek, and The Pier Shops. Interest expense also increased due to the termination of interest capitalization on our Oyster Bay project in the fourth quarter of 2008, the repurchase of common stock in 2007, the escrowed Macao payment, and the expansion at Twelve Oaks. These increases were partially offset by decreases in floating interest rates. Depreciation expense increased due to Partridge Creek, The Pier Shops, and Twelve Oaks.
     Gains on land sales and other nonoperating income increased primarily due to $2.8 million of gains on land sales and land-related rights in 2008, compared to $0.7 million of gains in 2007. This increase was partially offset by decreased interest income.
     Income tax expense in 2008 consists of taxes related to the Michigan Business Tax Act, which became effective January 1, 2008 (see “Results of Operations — Application of Critical Accounting Policies — Valuation of Deferred Tax Assets”). The new tax replaced the Michigan Single Business Tax, which was previously classified within Other Operating expense on our Consolidated Statement of Operations.

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
     As a result of the foregoing, income of the Unconsolidated Joint Ventures increased by $6.3 million to $77.5 million. We had an effective 6% interest in The Pier Shops based on relative equity contributions, prior to our acquisition of a controlling interest in April 2007. Our equity in income of the Unconsolidated Joint Ventures was $35.4 million, a $5.1 million decrease from 2007. In 2008, we recognized an impairment charge of $8.3 million related to our investment in University Town Center (see “Results of Operations — Impairment Charges”). The charge to income represents our share of our Sarasota joint venture project costs.
Net Income (Loss)
     Net income (loss) decreased by $124.3 million to a $8.1 million loss for 2008, due to the impairment charges. After allocation of income to noncontrolling and preferred interests, the net income (loss) allocable to common shareowners for 2008 was a loss of $86.7 million compared to $48.5 million of income in 2007.

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
     In 2009, we recognized impairment charges of $107.7 million and $59.0 million related to The Pier Shops and Regency Square, respectively. In 2008, we recognized impairment charges of $117.9 million and $8.3 million related to our Oyster Bay and Sarasota projects, respectively (see “Results of Operations — Impairment Charges”). There were no impairment charges recognized in 2007. As of December 31, 2009, the consolidated net book value of our properties was $2.4 billion, representing over 90% of our consolidated assets. We also have varying ownership percentages in the properties of Unconsolidated Joint Ventures with a total combined net book value of $0.7 billion. These amounts include certain development costs that are described in the policy that follows.
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

     Our $64 million balance of development pre-construction costs as of December 31, 2009 consists primarily of $40 million of costs relating to our Oyster Bay project. The balance also includes approximately $24 million of land and improvement costs for a parcel in North Atlanta, Georgia, which was acquired for future development. A portion of this land is expected to be sold for various uses. See “Impairment Charges” regarding the status of the Oyster Bay project.
Valuation of Accounts and Notes Receivable
     Rents and expense recoveries from tenants are our principal source of income; they represent approximately 90% of our revenues. In generating this income, we will routinely have accounts receivable due from tenants. The collectibility of tenant receivables is affected by bankruptcies, changes in the economy, and the ability of the tenants to perform under the terms of their lease agreements. While we estimate potentially uncollectible receivables and provide for them through charges against income, actual experience may differ from those estimates. Also, if a tenant were not able to perform under the terms of its lease agreement, receivable balances not previously provided for may be required to be charged against operations. Bad debt expense was less than 1% of total revenues in 2009, while bankruptcy filings affected 4.1% of tenant leases during the year. Since 1991, the annual provision for losses on accounts receivable has been less than 2% of annual revenues.
     Notes receivable at December 31, 2009 totaled $9.2 million. Valuation of the recoverability of notes receivable is dependent on management’s estimates of the collectibility of contractual principal and interest payments, which are inherently judgmental.
Valuation of Deferred Tax Assets
     We currently have deferred tax assets, reflecting the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Our temporary differences primarily relate to deferred compensation, net operating loss carryforwards and depreciation. We reduce our deferred tax assets through valuation allowances to the amount where realization is more likely than not assured, considering all available evidence, including expected future taxable earnings and potential tax planning strategies. Expected future taxable earnings and the implementation of tax planning strategies require certain significant judgments and estimates, including those relating to our management company’s profitability, the timing and amounts of gains on land sales, the profitability of our Asian operations, the profitability of the unitary filing group for the Michigan Business Tax, and other factors affecting the results of operations of our taxable REIT subsidiaries. Changes in any of these factors could cause our estimates of the realization of deferred tax assets to change materially. In July 2007, the State of Michigan signed into law the Michigan Business Tax Act, replacing the Michigan single business tax with a business income tax and modified gross receipts tax. These new taxes became effective on January 1, 2008, and are subject to the accounting requirements for income taxes. As of December 31, 2009, we had a net federal, state and foreign deferred tax asset of $7.6 million, after a valuation allowance of $9.1 million.
Valuations for Acquired Property and Intangibles
     Upon acquisition of an investment property, including that of an additional interest in an asset already partially owned, we make an assessment of the valuation and composition of assets and liabilities acquired. These assessments consider fair values of the respective assets and liabilities and are determined based on estimated future cash flows using appropriate discount and capitalization rates and other commonly accepted valuation techniques. The estimated future cash flows that are used for this analysis reflect the historical operations of the property, known trends and changes expected in current market and economic conditions which would impact the property’s operations, and our plans for such property. These estimates of cash flows and valuations are particularly important for the recording of the acquisition at fair value, and allocation of purchase price between land, building and improvements, and other identifiable intangibles.

New Accounting Pronouncements
     In June 2009, the FASB made changes to ASC Topic 810 “Consolidation” (ASC 810). These changes eliminate certain scope exceptions previously permitted, provide additional guidance for determining whether an entity is a variable interest entity, and require companies to more frequently reassess whether they must consolidate variable interest entities. The changes also replace the previously required quantitative approach to determining the primary beneficiary of a variable interest entity with a requirement for an enterprise to perform a qualitative analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. Changes are effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. We anticipate the Statement will not have an effect on our results of operations or financial position, as we do not currently have any variable interest or interests that give us a controlling financial interest in a variable interest entity in accordance with ASC 810.
     In September 2009, the FASB ratified the EITF’s consensus on “Multiple-Deliverable Revenue Arrangements”, contained in Accounting Standards Update No. 2009-13. This consensus amends previous accounting guidance on separating consideration in multiple-deliverable arrangements. This consensus eliminates the residual method of allocation in previous guidance and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price. This consensus also establishes a selling price hierarchy based on available evidence for determining the selling price of a deliverable, (i) first on vendor-specific objective evidence, (ii) then third party evidence, and (iii) then the estimated selling price. This consensus also requires that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This consensus is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the application of the EITF’s consensus on our results of operations and financial position.

Reconciliation of Net Income (Loss) Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations

	2009	2008	2007
	(in millions of dollars, except as indicated)
Net income (loss) attributable to TCO common shareowners	(69.7)	(86.7)	48.5

Add (less) depreciation and amortization (1):
Consolidated businesses at 100%	147.3	147.4	137.9
Noncontrolling partners in consolidated joint ventures	(12.4)	(13.0)	(17.3)
Share of Unconsolidated Joint Ventures	22.9	23.6	23.0
Non-real estate depreciation	(3.4)	(3.3)	(2.7)

Add noncontrolling interests:
Noncontrolling share of income (loss) of TRG	(31.2)	(11.3)	33.2
Distributions in excess of noncontrolling share of income/loss of TRG		55.4	8.1
Distributions in excess of noncontrolling share of income of consolidated joint ventures		8.6	3.0

Add distributions to participating securities of TRG	1.6	1.4	1.3

Funds from Operations	55.0	122.2	235.1

TCO’s average ownership percentage of TRG	66.8%	66.6%	66.1%

Funds from Operations attributable to TCO	36.8	81.3	155.4

(1)	Depreciation and amortization includes $15.5 million, $14.1 million, and $11.3 million of mall tenant allowance amortization for the years ended December 31, 2009, 2008, and 2007, respectively.

(2)	Amounts in this table may not add due to rounding.
Reconciliation of Net Income (Loss) to Beneficial Interest in EBITDA

	2009	2008	2007
	(in millions of dollars, except as indicated)
Net income (loss)	(79.2)	(8.1)	116.2

Add (less) depreciation and amortization:
Consolidated businesses at 100%	147.3	147.4	137.9
Noncontrolling partners in consolidated joint ventures	(12.4)	(13.0)	(17.3)
Share of Unconsolidated Joint Ventures	22.9	23.6	23.0

Add (less) interest expense and income tax expense:
Interest expense:
Consolidated businesses at 100%	145.7	147.4	131.7
Noncontrolling partners in consolidated joint ventures	(19.8)	(19.6)	(14.3)
Share of unconsolidated joint ventures	33.4	33.8	33.3
Income tax expense	1.7	1.1

Less noncontrolling share of income of consolidated joint ventures	(3.1)	(7.4)	(5.0)

Beneficial interest in EBITDA	236.5	305.3	405.6

TCO’s average ownership percentage of TRG	66.8%	66.6%	66.1%

Beneficial interest in EBITDA allocable to TCO	158.1	203.2	268.0

(1)	Amounts in this table may not add due to rounding.

Liquidity and Capital Resources
     Our internally generated funds from operating activities, distributions from operating centers and other investing activities, augmented by use of our existing lines of credit, provide resources to maintain our current operations and assets, and pay dividends. Generally, our need to access the capital markets is limited to refinancing debt obligations at maturity and funding major capital investments. See “MD&A — Liquidity and Capital Resources — Capital Spending” for more details. Market conditions may continue to limit our sources of funds for these financing activities and our ability to refinance our debt obligations at present principal amounts, interest rates, and other terms.
     We are financed with property-specific secured debt and we have two unencumbered center properties (Willow Bend and Stamford, a 50% owned Unconsolidated Joint Venture property). We have no maturities on our current debt until fall 2010, when $335 million at 100% and $262 million at our beneficial share of three loans mature. Further, of the $649 million at 100% and $362 million at our beneficial share of additional debt that matures in 2011 (excluding our lines of credit, which are discussed below), $575 million at 100% and $288 million at our beneficial share can be extended at our option to 2013, subject to certain covenants. We hope to finalize the refinancing on the Partridge Creek loan during the first half of 2010, extending the maturity for three years with a one-year extension option. We expect a 2% LIBOR floor and a spread of 3.5%, which with fees would result in an all-in rate of nearly 6%. We are in discussions with a variety of lenders to refinance the MacArthur and Arizona Mills loans that also mature in 2010.
Summaries of 2009 Capital Activities and Transactions
     As of December 31, 2009, we had a consolidated cash balance of $19.6 million, of which $3.5 million is restricted to specific uses stipulated by our lenders. We also have secured lines of credit of $550 million and $40 million. As of December 31, 2009, the total amount utilized of the $550 million and $40 million lines of credit was $148 million. Both lines of credit mature in February 2011. The $550 million line of credit has a one-year extension option. Twelve banks participate in our $550 million line of credit and the failure of one bank to fund a draw on our line does not negate the obligation of the other banks to fund their pro-rata shares.
     Our $135 million loan at The Pier Shops is currently in default. Under the terms of the agreement, interest accrues at 10.01%, the original stated rate of 6.01% plus 4% due to the default. See “Note 4 — Properties — The Pier Shops at Caesars” to our consolidated financial statements.
Operating Activities
     Our net cash provided by operating activities was $236.2 million in 2009, compared to $253.4 million in 2008 and $257.8 million in 2007. See also “Results of Operations” for descriptions of 2009, 2008, and 2007 transactions affecting operating cash flow.
Investing Activities
     Net cash provided by investing activities was $6.3 million in 2009, compared to $111.1 million used in 2008 and $227.7 million used in 2007. Cash used in investing activities was impacted by the timing of capital expenditures. Additions to properties in 2009 related to additions to existing centers, site improvements, and other capital items. Additions to properties in 2008 related to the construction of Partridge Creek, our Oyster Bay Project, and the expansion and renovation at Twelve Oaks, as well as other development activities and other capital items. Additions to properties in 2007 related to the construction of Partridge Creek, the expansion and renovation at Twelve Oaks, the acquisition of land for future development, and our Oyster Bay Project, as well as other development activities and other capital items. Additions to properties in 2007 also included costs to complete construction at The Pier Shops, paid subsequent to our acquisition of a controlling interest. A tabular presentation of 2009 and 2008 capital spending is shown in “Capital Spending.”

     In 2008, we exercised our option to purchase interests in Partridge Creek from the third-party owner for $11.8 million (see “Note 2 — Acquisitions — The Mall at Partridge Creek” to our consolidated financial statements). During April 2007, we purchased a controlling interest in The Pier Shops for $24.5 million in cash and upon its consolidation we included its $33.4 million balance of cash on our balance sheet. In 2008, a $54.3 million contribution was made related to our acquisition of a 25% interest in The Mall at Studio City. In 2009, the $54.3 million was returned to us when our agreements terminated because the financing for the project was not completed. See “Note 7 — Deferred Charges and Other Assets” to our consolidated financial statements for more details regarding these transactions. In 2008 and 2007, $2.7 million and $3.4 million, respectively, were used to acquire marketable equity securities and other assets. During 2009, we issued $7.2 million in notes receivable to fund the noncontrolling partner’s share of the settlement at Westfarms that was paid in December 2009 (see “Note 15 — Commitments and Contingencies — Litigation” to our consolidated financial statements). Also in 2009, we received a $4.5 million repayment of a note receivable. During 2007, we issued $2.2 million in notes receivable in connection with the construction of certain tenant leasehold improvements and in 2008 we received $0.2 million in payments on the notes. Contributions to Unconsolidated Joint Ventures of $28.7 million and $12.1 million in 2009 and 2008, respectively, included $1.0 million and $7.2 million, respectively, of funding and costs related to our Sarasota joint venture. Contributions to Unconsolidated Joint Ventures in 2009 also included $26.8 million to fund our share of the settlement at Westfarms that was paid in December 2009. Contributions to Unconsolidated Joint Ventures of $15.2 million in 2007 were made primarily to fund the expansions at Stamford and Waterside.
     Sources of cash used in funding these investing activities, other than cash flows from operating activities, included distributions from Unconsolidated Joint Ventures, as well as the transactions described under Financing Activities. Distributions in excess of earnings from Unconsolidated Joint Ventures provided $36.9 million in 2009, compared to $63.3 million in 2008 and $3.0 million in 2007. The amount in 2008 included excess proceeds from the Fair Oaks refinancing. Net proceeds from sales of peripheral land were $6.3 million and $1.1 million in 2008 and 2007, respectively. The timing of land sales is variable and proceeds from land sales can vary significantly from period to period.
Financing Activities
     Net cash used in financing activities was $284.9 million in 2009 compared to $127.3 million in 2008 and $9.3 million in 2007. Net cash used in financing activities was primarily impacted by cash requirements of the investing activities described in the preceding section. Payments of debt, net of proceeds from issuances, were $105.0 million in 2009, and were funded in part using the returned deposit from The Mall at Studio City. Proceeds from the issuance of debt, net of payments and issuance costs, were $93.2 million in 2008 and $244.2 million in 2007. Repurchases of common stock totaled $100.0 million in 2007. In 2009, $14.7 million was received in connection with incentive plans, compared to $3.8 million and $0.4 million in 2008 and 2007, respectively. Total dividends and distributions paid were $192.5 million, $221.3 million, and $149.7 million in 2009, 2008, and 2007, respectively. Common dividends paid in 2009 increased primarily due to a change in the timing of quarterly dividend payments. Distributions to noncontrolling interests in 2008 included $51.3 million of excess proceeds from the refinancing of International Plaza.

Beneficial Interest in Debt
     At December 31, 2009, the Operating Partnership’s debt and its beneficial interest in the debt of its Consolidated Businesses and Unconsolidated Joint Ventures totaled $2,891.8 million, with an average interest rate of 5.39% excluding amortization of debt issuance costs and interest rate hedging costs. These costs are reported as interest expense in the results of operations. Interest expense for the year ended December 31, 2009 includes $0.8 million of non-cash amortization relating to acquisitions, or 0.03% of the average all-in rate. Beneficial interest in debt includes debt used to fund development and expansion costs. Beneficial interest in construction work in progress totaled $69.1 million as of December 31, 2009, which includes $24.9 million of assets on which interest is being capitalized. Beneficial interest in capitalized interest was $1.3 million for 2009. The following table presents information about our beneficial interest in debt as of December 31, 2009:

		Interest Rate
	Amount	Including Spread
	(in millions of dollars)
Fixed rate debt	2,367.6	5.87	%(1)(2)

Floating rate debt:
Swapped through December 2010	162.8	5.01%
Swapped through March 2011	125.0	4.22%
Swapped through October 2012	15.0	5.95%

	302.8	4.73	%(1)
Floating month to month	221.5	1.09	%(1)

Total floating rate debt	524.3	3.19	%(1)

Total beneficial interest in debt	2,891.8	5.39	%(1)

Amortization of financing costs (3)		0.19%

Average all-in rate		5.58	%(2)

(1)	Represents weighted average interest rate before amortization of financing costs.

(2)	The Pier Shops’ loan is in default. As of December 2009 interest is accruing at the default rate of 10.01% versus the original stated rate of 6.01% and accumulating in interest payable. Excluding our beneficial interest in The Pier Shops’ debt of $104.6 million from the table changes the average fixed rate to 5.68% and the average all-in rate to 5.41%.

(3)	Financing costs include financing fees and costs related to interest rate agreements of certain fixed rate debt.

(4)	Amounts in table may not add due to rounding.
Sensitivity Analysis
     We have exposure to interest rate risk on our debt obligations and interest rate instruments. We use derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. We routinely use cap, swap, and treasury lock agreements to meet these objectives. Based on the Operating Partnership’s beneficial interest in floating rate debt in effect at December 31, 2009, a one percent increase in interest rates on this floating rate debt would decrease cash flows and, due to the effect of capitalized interest, annual earnings by approximately $2.2 million, while a one percent decrease in interest rates on this floating rate debt would increase cash flows and, due to the effect of capitalized interest, annual earnings by approximately $2.1 million. Based on our consolidated debt and interest rates in effect at December 31, 2009, a one percent increase in interest rates would decrease the fair value of debt by approximately $80.4 million, while a one percent decrease in interest rates would increase the fair value of debt by approximately $84.7 million.

Contractual Obligations
     In conducting our business, we enter into various contractual obligations, including those for debt, capital leases for property improvements, operating leases for land and office space, purchase obligations (primarily for construction), and other long-term commitments. Detail of these obligations as of December 31, 2009 for our consolidated businesses, including expected settlement periods, is contained below:

	Payments due by period
		Less than 1	1-3 years	3-5 years	More than 5
	Total	year (2010)	(2011-2012)	(2013-2014)	years (2015+)
	(in millions of dollars)
Debt (1) (2)	2,691.0	349.8	567.6	538.1	1,235.5
Interest payments (1) (2)	569.6	132.9	200.6	164.8	71.3
Capital lease obligations	0.4	0.3	0.1
Operating leases (3)	364.3	9.7	15.1	14.3	325.2
Purchase obligations:
Planned capital spending	77.2	77.2
Other purchase obligations (3)(4)	13.6	3.1	5.2	4.7	0.6
Other long-term liabilities and commitments(5)	66.3	3.3	2.1	2.5	58.5

Total	3,782.5	576.3	790.5	724.5	1,691.1

(1)	The settlement periods for debt do not consider extension options. Amounts relating to interest on floating rate debt are calculated based on the debt balances and interest rates as of December 31, 2009.

(2)	The Pier Shops’ loan is in default and is shown as an obligation in the current year. The debt is accruing interest at the default rate. Other than the interest accrued at December 31, 2009, interest related to The Pier Shops’ loan is excluded from the table because of the uncertain length of time the debt will remain outstanding. See “Note 4 - Properties — The Pier Shops at Caesars” to our consolidated financial statements.

(3)	Excludes The Pier Shops.

(4)	Excludes purchase agreements with cancellation provisions of 90 days or less.

(5)	Other long-term liabilities consist of various accrued liabilities, most significantly assessment bond obligations and long-term incentive compensation.

(6)	Amounts in this table may not add due to rounding.
Loan Commitments and Guarantees
     Certain loan agreements contain various restrictive covenants, including a minimum net worth requirement, a maximum payout ratio on distributions, a minimum debt yield ratio, a maximum leverage ratio, minimum interest coverage ratios, and a minimum fixed charges coverage ratio, the latter being the most restrictive. This covenant requires that we maintain a minimum fixed charges coverage ratio of more than 1.5 over a trailing 12-month period. As of December 31, 2009, our minimum fixed charges coverage ratio was 2.2. Other than The Pier Shops’ loan, which is in default, we are in compliance with all of our covenants and loan obligations as of December 31, 2009. The default on this loan did not trigger any cross defaults on our lines of credit or any other indebtedness (see “Note 4 — Properties” to our consolidated financial statements). The maximum payout ratio on distributions covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain our tax status, pay preferred distributions, and for distributions related to the sale of certain assets. See “Note 8 — Notes Payable — Debt Covenants and Guarantees” to our consolidated financial statements for more details on loan guarantees.
Cash Tender Agreement
     A. Alfred Taubman has the annual right to tender units of partnership interest in the Operating Partnership and cause us to purchase the tendered interests at a purchase price based on a market valuation of TCO on the trading date immediately preceding the date of the tender. See “Note 15 — Commitments and Contingencies” to our consolidated financial statements for more details.

Capital Spending
City Creek Center
     We have finalized the majority of agreements, subject to certain conditions, regarding City Creek Center, a mixed-use project in Salt Lake City, Utah. The 0.7 million square foot retail component of the project will include Macy’s and Nordstrom as anchors. We are currently providing development and leasing services and will be the manager for the retail space, which we will own under a participating lease. City Creek Reserve, Inc. (CCRI), an affiliate of the LDS Church, is the participating lessor and will provide all of the construction financing. We expect an approximately 11% to 12% return on our approximately $76 million investment, of which $75 million will be paid to CCRI upon opening of the retail center. Upon completion of all agreements, we will be required to maintain a $25 million letter of credit until the $75 million is paid to CCRI. As of December 31, 2009, the capitalized cost of this project was $0.9 million. Construction is progressing and we are leasing space for an early 2012 opening.
2009 and 2008 Capital Spending
     Capital spending for routine maintenance of the shopping centers is generally recovered from tenants. Capital spending during 2009 is summarized in the following table:

	2009 (1)
		Beneficial		Beneficial
		Interest in		Interest in
	Consolidated	Consolidated	Unconsolidated	Unconsolidated
	Businesses	Businesses	Joint Ventures	Joint Ventures
	(in millions of dollars)
Site improvements (2)	2.5	2.5

Existing Centers:
Projects with incremental GLA	11.5	6.5	0.4	0.1
Projects with no incremental GLA and other	4.9	4.6	2.4	1.2
Mall tenant allowances (3)	19.0	17.3	4.0	2.3
Asset replacement costs reimbursable by tenants	14.2	12.2	5.5	3.0

Corporate office improvements, technology, and equipment	0.6	0.6

Additions to properties	52.8	43.7	12.3	6.6

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

(2)	Includes costs related to land acquired for future development in North Atlanta, Georgia.

(3)	Excludes initial lease-up costs.

(4)	Amounts in this table may not add due to rounding.
     The following table presents a reconciliation of the Consolidated Businesses’ capital spending shown above (on an accrual basis) to additions to properties (on a cash basis) as presented in our Consolidated Statement of Cash Flows for the year ended December 31, 2009:

(in millions of dollars)
Consolidated Businesses’ capital spending	52.8
Differences between cash and accrual basis	1.8

Additions to properties	54.6

     Capital spending during 2008, excluding acquisitions, is summarized in the following table:

	2008 (1)
		Beneficial		Beneficial
		Interest in		Interest in
	Consolidated	Consolidated	Unconsolidated	Unconsolidated
	Businesses	Businesses	Joint Ventures	Joint Ventures
	(in millions of dollars)
New Development Projects:
Pre-construction development activities (2)	16.4	16.4	6.5	4.0
New centers (3)	1.7	1.7

Existing Centers:
Projects with incremental GLA	12.3	10.7	18.8	6.7
Projects with no incremental GLA and other	1.3	1.1	4.8	2.9
Mall tenant allowances (4)	9.4	8.9	11.7	7.3
Asset replacement costs reimbursable by tenants	11.0	9.6	12.2	7.9

Corporate office improvements, technology, and equipment (5)	4.2	4.2

Additions to properties	56.3	52.6	54.1	28.9

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

(2)	Primarily includes costs related to Oyster Bay and Sarasota projects through September 30, 2008, all of which were written off as part of the fourth quarter 2008 impairment charges. Excludes $54.3 million escrow deposit paid in 2008 relating to the Macao project.

(3)	Includes costs related to The Mall at Partridge Creek.

(4)	Excludes initial lease-up costs.

(5)	Includes U.S. and Asia offices.

(6)	Amounts in this table may not add due to rounding.
     The Operating Partnership’s share of mall tenant allowances per square foot leased, committed under contracts during the year, excluding expansion space and new developments, was $21.50 in 2009 and $18.09 in 2008. In addition, the Operating Partnership’s share of capitalized leasing and tenant coordination costs excluding new developments, was $6.6 million and $7.6 million in 2009 and 2008, respectively, or $6.85 and $7.76, in 2009 and 2008, respectively, per square foot leased.
Planned Capital Spending
     The following table summarizes planned capital spending for 2010:

	2010 (1)
		Beneficial		Beneficial
		Interest in		Interest in
	Consolidated	Consolidated	Unconsolidated	Unconsolidated
	Businesses	Businesses	Joint Ventures	Joint Ventures
	(in millions of dollars)
Existing centers (2)	76.2	73.2	12.9	7.1
Corporate office improvements, technology, and equipment	1.0	1.0

Total	77.2	74.2	12.9	7.1

(1)	Costs are net of intercompany profits.

(2)	Primarily includes costs related to renovations, mall tenant allowances, and asset replacement costs reimbursable by tenants.

(3)	Amounts in this table may not add due to rounding.
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
     The annual determination of our common dividends is based on anticipated Funds from Operations available after preferred dividends and our REIT taxable income, as well as assessments of annual capital spending, financing considerations, and other appropriate factors. We intend to continue to pay dividends in cash in 2010, subject to our Board of Directors’ approval.
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
     On December 3, 2009, we declared a quarterly dividend of $0.415 per common share, $0.50 per share on our 8% Series G Preferred Stock, and $0.4765625 on our 7.625% Series H Preferred Stock, all of which were paid on December 31, 2009 to shareowners of record on December 15, 2009.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     The information required by this Item is included in this report at Item 7 under the caption “Liquidity and Capital Resources.”

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
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting identified in connection with the Company’s fourth quarter 2009 evaluation of such internal control that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION.
     Not applicable.
PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.
     The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “Proposal 1 — Election of Directors - Directors,” “Proposal 1 — Election of Directors — Committees of the Board,” “Proposal 1 — Election of Directors — Corporate Governance,” “Executive Officers,” and “Additional Information - Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.	EXECUTIVE COMPENSATION.
     The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “Proposal 1 — Election of Directors — Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Proposal 1 — Election of Directors - Committees of the Board,” and “Named Executive Officer Compensation Tables.”

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The following table sets forth certain information regarding the Company’s current and prior equity compensation plans as of December 31, 2009:

	Number of			Number of Securities
	Securities to be	Weighted-		Remaining Available for
	Issued Upon	Average Exercise		Future Issuances Under
	Exercise of	Price of		Equity Compensation
	Outstanding	Outstanding		Plans (Excluding
	Options, Warrants,	Options, Warrants,		Securities Reflected in
	and Rights	and Rights		Column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders:
The Taubman Company 2008 Omnibus Long-Term Incentive Plan: (1)				1,935,211	(1)
Options	309,132	$15.24
Performance Share Units (2)	590,829		(3)
Restricted Share Units	363,001		(3)
1992 Incentive Option Plan (4)	1,320,477	39.92
The Taubman Company 2005 Long-Term Incentive Plan (5)	204,109		(3)

	2,787,548			1,935,211
Equity compensation plan not approved by security holders -
Non-Employee Directors’ Deferred Compensation Plan (6)	43,467		(7)		(8)

	2,831,015	$35.24		1,935,211

(1)	Under The Taubman Company 2008 Omnibus Long-Term Incentive Plan, directors, officers, employees, and other service providers of the Company receive restricted shares, restricted share units, restricted units of limited partnership in TRG (“TRG Units”), restricted TRG Units, options to purchase common stock or TRG Units, share appreciation rights, unrestricted shares of common stock or TRG Units, and other awards to acquire up to an aggregate of 6,100,000 shares of common stock or TRG Units. No further awards will be made under the 1992 Incentive Option Plan, The Taubman Company 2005 Long-Term Incentive Plan, or the Non-Employee Directors’ Stock Grant Plan.

(2)	Amount represents 196,943 performance share units (PSU) at their maximum payout ratio of 300%. This amount may overstate dilution to the extent actual performance is different than such assumption. The actual number of PSU that may ultimately vest will range from 0 — 300% based on the Company’s market performance relative to that of a peer group.

(3)	Excludes restricted stock units issued under the Long-Term Incentive Plan and Omnibus Plan and performance share units under the Omnibus Plan because they are converted into common stock on a one-for-one basis at no additional cost.

(4)	Under the 1992 Incentive Option Plan, employees received TRG Units upon the exercise of their vested options, and each TRG Unit generally will be converted into one share of common stock under the Continuing Offer. Excludes 871,262 deferred units, the receipt of which were deferred by Robert S. Taubman at the time he exercised options in 2002; the options were initially granted under TRG’s 1992 Incentive Option Plan (See Note 13 to our consolidated financial statements included at Item 15 (a) (1)).

(5)	Under The Taubman Company 2005 Long-Term Incentive Plan, employees received restricted stock units, which represent the right to one share of common stock upon vesting.

(6)	The Deferred Compensation Plan, which was approved by the Board in May 2005, gives each non-employee director of the Company the right to defer the receipt of all or a portion of his or her annual director retainer until the termination of such director’s service on the Board and for such deferred compensation to be denominated in restricted stock units. The number of restricted stock units received equals the deferred retainer fee divided by the fair market value of the common stock on the business day immediately before the date the director would otherwise have been entitled to receive the retainer fee. The restricted stock units represent the right to receive equivalent shares of common stock at the end of the deferral period. During the deferral period, when the Company pays cash dividends on the common stock, the directors’ deferral accounts are credited with dividend equivalents on their deferred restricted stock units, payable in additional restricted stock units based on the then-fair market value of the common stock. Each Director’s account is 100% vested at all times.

(7)	The restricted stock units are excluded because they are converted into common stock on a one-for-one basis at no additional cost.

(8)	The number of securities available for future issuance is unlimited and will reflect whether non-employee directors elect to defer all or a portion of their annual retainers.
     Additional information required by this item is hereby incorporated by reference to the information appearing in the Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management — Ownership Table.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
     The information required by this item is hereby incorporated by reference to the information appearing in the Proxy Statement under the caption “Related Person Transactions,” and “Proposal 1 - Election of Directors — Directors.”

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Audit Committee Disclosure.”

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
15(a)(1)	The following financial statements of Taubman Centers, Inc. and the Reports of Independent Registered Public Accounting Firm thereon are filed with this report:

Page
TAUBMAN CENTERS, INC.
Management’s Annual Report on Internal Control Over Financial Reporting	F-2
Reports of Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheet as of December 31, 2009 and 2008	F-5
Consolidated Statement of Operations for the years ended December 31, 2009, 2008, and 2007	F-6
Consolidated Statement of Changes in Equity for the years ended December 31, 2009, 2008, and 2007	F-7
Consolidated Statement of Cash Flows for the years ended December 31, 2009, 2008, and 2007	F-8
Notes to Consolidated Financial Statements	F-9

15(a)(2) The following is a list of the financial statement schedules required by Item 15(d):

TAUBMAN CENTERS, INC.
Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2009, 2008, and 2007	F-43
Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2009	F-44

15(a)(3)

3(a)	—	Restated By-Laws of Taubman Centers, Inc. (incorporated herein by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K dated December 16, 2009).

3(b)	—	Restated Articles of Incorporation of Taubman Centers, Inc. (incorporated herein by reference to Exhibit 3 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

4(a)	—	Loan Agreement dated as of January 15, 2004 among La Cienega Associates, as Borrower, Column Financial, Inc., as Lender (incorporated herein by reference to Exhibit 4 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (“2004 First Quarter Form 10-Q”)).

4(b)	—	Assignment of Leases and Rents, La Cienega Associates, Assignor, and Column Financial, Inc., Assignee, dated as of January 15, 2004 (incorporated herein by reference to Exhibit 4 filed with the 2004 First Quarter Form 10-Q).

4(c)	—	Leasehold Deed of Trust, with Assignment of Leases and Rents, Fixture Filing, and Security Agreement, dated as of January 15, 2004, from La Cienega Associates, Borrower, to Commonwealth Land Title Company, Trustee, for the benefit of Column Financial, Inc., Lender (incorporated herein by reference to Exhibit 4 filed with the 2004 First Quarter Form 10-Q).

4(d)	—	Amended and Restated Promissory Note A-1, dated December 14, 2005, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company (incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K dated December 16, 2005).

4(e)	—	Amended and Restated Promissory Note A-2, dated December 14, 2005, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company (incorporated by reference to Exhibit 4.2 filed with the Registrant’s Current Report on Form 8-K dated December 16, 2005).

4(f)	—	Amended and Restated Promissory Note A-3, dated December 14, 2005, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company (incorporated by reference to Exhibit 4.3 filed with the Registrant’s Current Report on Form 8-K dated December 16, 2005).

4(g)	—	Amended and Restated Mortgage, Security Agreement and Fixture Filings, dated December 14, 2005 by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company (incorporated by reference to Exhibit 4.4 filed with the Registrant’s Current Report on Form 8-K dated December 16, 2005).

4(h)	—	Amended and Restated Assignment of Leases, dated December 14, 2005, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company (incorporated by reference to Exhibit 4.5 filed with the Registrant’s Current Report on Form 8-K dated December 16, 2005).

4(i)	—	Second Amended and Restated Secured Revolving Credit Agreement, dated as of November 1, 2007, by and among Dolphin Mall Associates Limited Partnership, Fairlane Town Center LLC and Twelve Oaks Mall, LLC, as Borrowers, Eurohypo AG, New York Branch, as Administrative Agent and Lead Arranger, and the various lenders and agents on the signature pages thereto (incorporated herein by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K dated November 1, 2007).

4(j)	—	Third Amended and Restated Mortgage, Assignment of Leases and Rents and Security Agreement, dated as of November 1, 2007, by and between Dolphin Mall Associates Limited Partnership and Eurohypo AG, New York Branch, as Administrative Agent (incorporated herein by reference to Exhibit 4.5 filed with the Registrant’s Current Report on Form 8-K dated November 1, 2007).

4(k)	—	Second Amended and Restated Mortgage, dated as of November 1, 2007, by and between Fairlane Town Center LLC and Eurohypo AG, New York Branch, as Administrative Agent (incorporated herein by reference to Exhibit 4.3 filed with the Registrant’s Current Report on Form 8-K dated November 1, 2007).

4(l)	—	Second Amended and Restated Mortgage, dated as of November 1, 2007, by and between Twelve Oaks Mall, LLC and Eurohypo AG, New York Branch, as Administrative Agent (incorporated herein by reference to Exhibit 4.4 filed with the Registrant’s Current Report on Form 8-K dated November 1, 2007).

4(m)	—	Guaranty of Payment, dated as of November 1, 2007, by and among The Taubman Realty Group Limited Partnership, Fairlane Town Center LLC and Twelve Oaks Mall, LLC (incorporated herein by reference to Exhibit 4.2 filed with the Registrant’s Current Report on Form 8-K dated November 1, 2007).

4(n)	—	Loan Agreement dated January 8, 2008, by and between Tampa Westshore Associates Limited Partnership and Eurohypo AG, New York Branch, as Administrative Agent, Joint Lead Arranger and Joint Book Runner and the various lenders and agents on the signature pages thereto (incorporated herein by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K dated January 8, 2008).

4(o)	—	Amended and Restated Leasehold Mortgage, Security Agreement and Financing Statement dated January 8, 2008, by Tampa Westshore Associates Limited Partnership, in favor of Eurohypo AG, New York Branch, as Administrative Agent (incorporated herein by reference to Exhibit 4.2 filed with the Registrant’s Current Report on Form 8-K dated January 8, 2008).

4(p)	—	Assignment of Leases and Rents dated January 8, 2008, by Tampa Westshore Associates Limited Partnership, in favor of Eurohypo AG, New York Branch, as Administrative Agent (incorporated herein by reference to Exhibit 4.3 filed with the Registrant’s Current Report on Form 8-K dated January 8, 2008).

4(q)	—	Carveout Guaranty dated January 8, 2008, by The Taubman Realty Group Limited Partnership to and for the benefit of Eurohypo AG, New York Branch, as Administrative Agent (incorporated herein by reference to Exhibit 4.4 filed with the Registrant’s Current Report on Form 8-K dated January 8, 2008).

*10(a)	—	The Taubman Realty Group Limited Partnership 1992 Incentive Option Plan, as Amended and Restated Effective as of September 30, 1997 (incorporated herein by reference to Exhibit 10(b) filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).

*10(b)	—	First Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Option Plan as Amended and Restated Effective as of September 30, 1997, effective January 1, 2002 (incorporated herein by reference to Exhibit 10(b) filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (“2001 Form 10-K”)).

*10(c)	—	Second Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated Effective as of September 30, 1997 (incorporated herein by reference to Exhibit 10(c) filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 Form 10-K”)).

*10(d)	—	Third Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated Effective as of September 30, 1997 (incorporated herein by reference to Exhibit 10(d) filed with the 2004 Form 10-K).

*10(e)	—	Fourth Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated Effective as of September 30, 1997 (incorporated herein by reference to Exhibit 10(a) filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

*10(f)	—	The Form of The Taubman Realty Group Limited Partnership 1992 Incentive Option Plan Option Agreement (incorporated herein by reference to Exhibit 10(e) filed with the 2004 Form 10-K).

10(g)	—	Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager (incorporated herein by reference to Exhibit 10(f) filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992).

10(h)	—	Amended and Restated Cash Tender Agreement among Taubman Centers, Inc., The Taubman Realty Group Limited Partnership, and A. Alfred Taubman, A. Alfred Taubman, acting not individually but as Trustee of the A. Alfred Taubman Restated Revocable Trust, and TRA Partners, (incorporated herein by reference to Exhibit 10 (a) filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (“2000 Second Quarter Form 10-Q”)).

*10(i)	—	Supplemental Retirement Savings Plan (incorporated herein by reference to Exhibit 10(i) filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994).

*10(j)	—	The Taubman Company Long-Term Compensation Plan (as amended and restated effective January 1, 2000) (incorporated herein by reference to Exhibit 10 (c) filed with the 2000 Second Quarter Form 10-Q).

*10(k)	—	First Amendment to the Taubman Company Long-Term Compensation Plan (as amended and restated effective January 1, 2000)(incorporated herein by reference to Exhibit 10(m) filed with the 2004 Form 10-K).

*10(l)	—	Second Amendment to the Taubman Company Long-Term Performance Compensation Plan (as amended and restated effective January 1, 2000)(incorporated herein by reference to Exhibit 10(n) filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

*10(m)	—	The Taubman Company 2005 Long-Term Incentive Plan (incorporated herein by reference to the Form DEF14A filed with the Securities and Exchange Commission on April 5, 2005).

*10(n)	—	Employment Agreement between The Taubman Company Limited Partnership and Lisa A. Payne (incorporated herein by reference to Exhibit 10 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

*10(o)	—	Amended and Restated Change of Control Employment Agreement, dated December 18, 2008, by and among the Company, Taubman Realty Group Limited Partnership, and Lisa A. Payne (revised for Code Section 409A compliance) (incorporated herein by reference to Exhibit 10(o) filed with the 2008 Form 10-K).

*10(p)	—	Form of Amended and Restated Change of Control Employment Agreement, dated December 18, 2008 (revised for Code Section 409A compliance) (incorporated herein by reference to Exhibit 10(p) filed with the 2008 Form 10-K).

10(q)	—	Second Amended and Restated Continuing Offer, dated as of May 16, 2000. (incorporated herein by reference to Exhibit 10 (b) filed with the 2000 Second Quarter Form 10-Q).

10(r)	—	The Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership dated September 30, 1998 (incorporated herein by reference to Exhibit 10 filed with the Registrant’s Quarterly Report on Form 10-Q dated September 30, 1998).

10(s)	—	Annex to Second Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership.

10(t)	—	Annex II to Second Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership (incorporated herein by reference to Exhibit 10(p) filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10(u)	—	Annex III to The Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership, dated as of May 27, 2004 (incorporated by reference to Exhibit 10(c) filed with the 2004 Second Quarter Form 10-Q).

10(v)	—	First Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership effective as of September 30, 1998.

10(w)	—	Second Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership effective as of September 3, 1999 (incorporated herein by reference to Exhibit 10(a) filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10(x)	—	Third Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership, dated May 2, 2003 (incorporated herein by reference to Exhibit 10(a) filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10(y)	—	Fourth Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership, dated December 31, 2003 (incorporated herein by reference to Exhibit 10(x) filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10(z)	—	Fifth Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership, dated February 1, 2005 (incorporated herein by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on February 7, 2005).

10(aa)	—	Sixth Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership, dated March 29, 2006 (incorporated herein by reference to Exhibit 10 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

10(ab)	—	Seventh Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership, dated December 14, 2007 (incorporated herein by reference to Exhibit 10(z) filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10(ac)	—	Amended and Restated Shareholders’ Agreement dated as of October 30, 2001 among Taub-Co Management, Inc., The Taubman Realty Group Limited Partnership, The A. Alfred Taubman Restated Revocable Trust, and Taub-Co Holdings LLC (incorporated herein by reference to Exhibit 10(q) filed with the 2001 Form 10-K).

*10(ad)	—	The Taubman Realty Group Limited Partnership and The Taubman Company LLC Election and Option Deferral Agreement (incorporated herein by reference to Exhibit 10(r) filed with the 2001 Form 10-K).

10(ae)	—	Operating Agreement of Taubman Land Associates, a Delaware Limited Liability Company, dated October 20, 2006 (incorporated herein by reference to Exhibit 10(ab) filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”)).

10(af)	—	Amended and Restated Agreement of Partnership of Sunvalley Associates, a California general partnership (incorporated herein by reference to Exhibit 10(a) filed with the Registrant’s Amended Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2002).

*10(ag)	—	Summary of Compensation for the Board of Directors of Taubman Centers, Inc. (incorporated herein by reference to Exhibit 10(ae) filed with the 2006 Form 10-K).

*10(ah)	—	The Form of The Taubman Company Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K dated May 18, 2005).

*10(ai)	—	The Taubman Centers, Inc. Non-Employee Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K dated May 18, 2005).

*10(aj)	—	The Form of The Taubman Centers, Inc. Non-Employee Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K dated May 18, 2005).

*10(ak)	—	Amended and Restated Limited Liability Company Agreement of Taubman Properties Asia LLC, a Delaware Limited Liability Company (incorporated herein by reference to Exhibit 10(a) filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

*10(al)	—	First Amendment to the Taubman Centers, Inc. Non-Employee Directors’ Deferred Compensation Plan (incorporated herein by reference to Exhibit 10(c) filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

*10(am)	—	The Taubman Company 2008 Omnibus Long-Term Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s Proxy Statement on Schedule 14A, filed with the Commission on April 15, 2008).

*10(an)	—	Letter Agreement regarding the Amended and Restated Limited Liability Company Agreement of Taubman Properties Asia LLC, a Delaware Limited Liability Company, dated November 25, 2008 (incorporated herein by reference to Exhibit 10(am) filed with the 2008 Form 10-K).

*10(ao)	—	Second Amendment to the Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager, dated December 23, 2008 (incorporated herein by reference to Exhibit 10(an) filed with the 2008 Form 10-K).

*10(ap)	—	Form of Taubman Centers, Inc. Non-Employee Directors’ Deferred Compensation Plan Amendment Agreement (revised for Code Section 409A compliance) (incorporated herein by reference to Exhibit 10(ap) filed with the 2008 Form 10-K).

*10(aq)	—	First Amendment to The Taubman Company Supplemental Retirement Savings Plan, dated December 12, 2008 (revised for Code Section 409A compliance) (incorporated herein by reference to Exhibit 10(aq) filed with the 2008 Form 10-K).

*10(ar)	—	Amendment to The Taubman Centers, Inc. Change of Control Severance Program, dated December 12, 2008 (revised for Code Section 409A compliance) (incorporated herein by reference to Exhibit 10(ar) filed with the 2008 Form 10-K).

*10(as)	—	Form of The Taubman Company Long-Term Performance Compensation Plan Amendment Agreement (revised for Code Section 409A compliance) (incorporated herein by reference to Exhibit 10(as) filed with the 2008 Form 10-K).

*10(at)	—	Amendment to Employment Agreement, dated December 22, 2008, for Lisa A. Payne (revised for Code Section 409A compliance) (incorporated herein by reference to Exhibit 10(at) filed with the 2008 Form 10-K).

*10(au)	—	First Amendment to the Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager, dated September 30, 1998 (incorporated herein by reference to Exhibit 10(au) filed with the 2008 Form 10-K).

*10(av)	—	The Form of Fair Competition Agreement, by and between the Company and various officers of the Company (incorporated herein by reference to Exhibit 10(a) filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

*10(aw)	—	Separation Agreement and Release, dated October 4, 2009, for Morgan Parker.

*10(ax)	—	Assignment of Membership Interest in Taubman Properties Asia LLC between Morgan Parker and Taubman Asia Management II LLC, dated October 4, 2009.

10(ay)	—	Settlement Agreement between Raymond Road Associates, LLC, BBS Development, LLC, and Blue Back Square, LLC and The Taubman Company LLC, West Farms Associates, and West Farms Mall, LLC, dated December 8, 2009.

*10(az)	—	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10(a) filed with the Registrant’s Current Report on Form 8-K dated March 10, 2009).

*10(ba)	—	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Option Award Agreement (incorporated by reference to Exhibit 10(b) filed with the Registrant’s Current Report on Form 8-K dated March 10, 2009).

*10(bb)	—	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Restricted and Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10(c) filed with the Registrant’s Current Report on Form 8-K dated March 10, 2009).

*10(bc)	—	Summary of modification to the Employment Agreement between The Taubman Company Asia Limited and Morgan Parker (incorporated herein by reference to Exhibit 10(ao) filed with the 2008 Form 10-K).

12	—	Statement Re: Computation of Taubman Centers, Inc. Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

21	—	Subsidiaries of Taubman Centers, Inc.

23	—	Consent of Independent Registered Public Accounting Firm.

31(a)	—	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	—	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	A management contract or compensatory plan or arrangement required to be filed.

99(a)	—	Debt Maturity Schedule.

99(b)	—	Real Estate and Accumulated Depreciation Schedule of the Unconsolidated Joint Ventures of The Taubman Realty Group Limited Partnership.
15(b)	The list of exhibits filed with this report is set forth in response to Item 15(a)(3). The required exhibit index has been filed with the exhibits.

15(c)	The financial statement schedules of the Company listed at Item 15(a)(2) are filed pursuant to this Item 15(c).
Note: The Company has not filed certain instruments with respect to long-term debt that did not exceed 10% of the Company’s total assets on a consolidated basis. A copy of such instruments will be furnished to the Commission upon request.

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
     The management of Taubman Centers, Inc. is required to assess the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. Management bases this assessment of the effectiveness of its internal control on recognized control criteria, the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has completed its assessment as of December 31, 2009.
     Based on its assessment, management believes that Taubman Centers, Inc. maintained effective internal control over financial reporting as of December 31, 2009. The independent registered public accounting firm, KPMG LLP, that audited the 2009 financial statements included in this annual report have issued an audit report on the Company’s system of internal controls over financial reporting, also included herein.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareowners
Taubman Centers, Inc.:
     We have audited the accompanying consolidated balance sheet of Taubman Centers, Inc. (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules listed in the Index at Item 15(a)(2). These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Taubman Centers, Inc. as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
     As discussed in Note 9 to the consolidated financial statements, Taubman Centers, Inc. has changed their method of accounting for noncontrolling interests due to the adoption of a new accounting pronouncement for noncontrolling interests, as of January 1, 2009.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Taubman Centers, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
KPMG LLP
Chicago, Illinois
February 26, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareowners
Taubman Centers, Inc.:
     We have audited Taubman Centers, Inc.’s (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Taubman Centers, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, Taubman Centers, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 26, 2010 expressed an unqualified opinion on those consolidated financial statements.
KPMG LLP
Chicago, Illinois
February 26, 2010

TAUBMAN CENTERS, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	December 31
	2009	2008
Assets:
Properties (Notes 4 and 8)	$3,496,853	$3,699,480
Accumulated depreciation and amortization	(1,100,610)	(1,049,626)

	$2,396,243	$2,649,854
Investment in Unconsolidated Joint Ventures (Note 5)	89,804	89,933
Cash and cash equivalents	19,640	62,126
Accounts and notes receivable, less allowance for doubtful accounts and notes of $6,894 and $9,895 in 2009 and 2008 (Note 6)	44,503	46,732
Accounts receivable from related parties (Note 12)	1,558	1,850
Deferred charges and other assets (Note 7)	55,105	124,487

	$2,606,853	$2,974,982

Liabilities:
Notes payable (Note 8)	$2,691,019	$2,796,821
Accounts payable and accrued liabilities	230,276	262,226
Dividends payable		22,002
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures (Note 5)	160,305	154,141

	$3,081,600	$3,235,190
Commitments and contingencies (Notes 4, 8, 10, 11, 13, and 15)

Equity (Note 14):
Taubman Centers, Inc. Shareowners’ Equity:
Series B Non-Participating Convertible Preferred Stock, $0.001 par and liquidation value, 40,000,000 shares authorized, 26,359,235 and 26,429,235 shares issued and outstanding at December 31, 2009 and 2008	$26	$26
Series G Cumulative Redeemable Preferred Stock, 4,000,000 shares authorized, no par, $100 million liquidation preference, 4,000,000 shares issued and outstanding at December 31, 2009 and 2008
Series H Cumulative Redeemable Preferred Stock, 3,480,000 shares authorized, no par, $87 million liquidation preference, 3,480,000 shares issued and outstanding at December 31, 2009 and 2008
Common Stock, $0.01 par value, 250,000,000 shares authorized, 54,321,586 and 53,018,987 shares issued and outstanding at December 31, 2009 and 2008	543	530
Additional paid-in capital	579,983	556,145
Accumulated other comprehensive income (loss) (Note 10)	(24,443)	(29,778)
Dividends in excess of net income	(884,666)	(726,097)

	$(328,557)	$(199,174)

Noncontrolling interests (Note 9)	(146,190)	(61,034)

	$(474,747)	$(260,208)

	$2,606,853	$2,974,982

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except share data)

	Year Ended December 31
	2009	2008	2007
Revenues:
Minimum rents	$341,914	$353,200	$329,420
Percentage rents	10,818	13,764	14,817
Expense recoveries	246,377	248,555	228,418
Management, leasing, and development services	21,179	15,911	16,514
Other	45,816	40,068	37,653

	$666,104	$671,498	$626,822

Expenses:
Maintenance, taxes, and utilities	$189,061	$189,162	$175,948
Other operating	67,182	79,595	69,638
Management, leasing, and development services	7,862	8,710	9,080
General and administrative	27,858	28,110	30,403
Impairment charges (Note 4)	166,680	117,943
Restructuring charge (Note 12)	2,512
Interest expense	145,670	147,397	131,700
Depreciation and amortization	147,316	147,441	137,910

	$754,141	$718,358	$554,679

Gains on land sales and other nonoperating income	711	4,569	3,595
Impairment loss on marketable securities (Note 17)	(1,666)

Income (loss) before income tax expense and equity in income of Unconsolidated Joint Ventures	$(88,992)	$(42,291)	$75,738
Income tax expense (Note 3)	(1,657)	(1,117)
Equity in income of Unconsolidated Joint Ventures (Note 5)	11,488	35,356	40,498

Net income (loss)	$(79,161)	$(8,052)	$116,236
Net (income) loss attributable to noncontrolling interests (Note 9)	25,649	(62,527)	(51,782)

Net income (loss) attributable to Taubman Centers, Inc.	$(53,512)	$(70,579)	$64,454
Distributions to participating securities of TRG (Note 13)	(1,560)	(1,446)	(1,330)
Preferred stock dividends (Note 14)	(14,634)	(14,634)	(14,634)

Net income (loss) attributable to Taubman Centers, Inc. common shareowners	$(69,706)	$(86,659)	$48,490

Basic earnings (loss) per common share (Note 16)	$(1.31)	$(1.64)	$0.92

Diluted earnings (loss) per common share (Note 16)	$(1.31)	$(1.64)	$0.90

Cash dividends declared per common share	$1.660	$1.660	$1.540

Weighted average number of common shares outstanding — basic	53,239,279	52,866,050	52,969,067

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007
(in thousands, except share data)

	Taubman Centers, Inc. Shareowners’ Equity
						Accumulated		Total
						Other	Dividends in	TCO
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Excess of	Shareowners’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Net Income	Equity	Interests	Equity
Balance, January 1, 2007	35,593,897	$28	52,931,594	$529	$635,304	$(9,560)	$(517,659)	$108,642	$(8,304)	$100,338

Issuance of stock pursuant to Continuing Offer (Notes 13, 14, and 15)	(1,589,662)	(1)	1,601,371	16	348			363		363
Repurchase of common stock (Note 14)			(1,910,544)	(19)	(99,981)			(100,000)		(100,000)
Share-based compensation (Note 13)			1,592		7,662			7,662		7,662
Purchase of additional interest in subsidiary									13,370	13,370
Dividend equivalents (Note 13)							(562)	(562)		(562)
Dividends and distributions							(97,322)	(97,322)	(54,339)	(151,661)

Net income							64,454	64,454	51,782	116,236
Other comprehensive income (loss) (Note 10):
Unrealized loss on interest rate instruments and other						(340)		(340)	(130)	(470)
Reclassification adjustment for amounts recognized in net income						1,261		1,261		1,261

Total comprehensive income								$65,375	$51,652	$117,027

Balance, December 31, 2007	34,004,235	$27	52,624,013	$526	$543,333	$(8,639)	$(551,089)	$(15,842)	$2,379	$(13,463)

Issuance of stock pursuant to Continuing Offer (Notes 13, 14, and 15)	(95,000)	(1)	95,004	1
Share-based compensation (Note 13)			299,970	3	12,812			12,815		12,815
Purchase of additional interest in subsidiary									(8,467)	(8,467)
Dividend equivalents (Note 13)							(560)	(560)		(560)
Dividends and distributions							(103,869)	(103,869)	(117,495)	(221,364)

Net loss							(70,579)	(70,579)	62,527	(8,052)
Other comprehensive income (loss) (Note 10):
Unrealized gain (loss) on interest rate instruments and other						(22,399)		(22,399)	22	(22,377)
Reclassification adjustment for amounts recognized in net income						1,260		1,260		1,260

Total comprehensive income (loss)								$(91,718)	$62,549	$(29,169)

Balance, December 31, 2008	33,909,235	$26	53,018,987	$530	$556,145	$(29,778)	$(726,097)	$(199,174)	$(61,034)	$(260,208)

Issuance of stock pursuant to Continuing Offer (Notes 13, 14, and 15)	(70,000)		84,762	1	(484)			(483)	483
Share-based compensation (Note 13)			1,217,837	12	24,322			24,334		24,334
Dividend equivalents (Note 13)							(345)	(345)		(345)
Dividends and distributions							(104,712)	(104,712)	(65,810)	(170,522)
Net loss							(53,512)	(53,512)	(25,649)	(79,161)
Other comprehensive income (loss) (Note 10):
Unrealized gain on interest rate instruments and other						3,372		3,372	4,855	8,227
Reclassification adjustment for amounts recognized in net income:
Impairment loss on marketable securities						1,117		1,117	549	1,666
Other						846		846	416	1,262

Total comprehensive loss								$(48,177)	$(19,829)	$(68,006)

Balance, December 31, 2009	33,839,235	$26	54,321,586	$543	$579,983	$(24,443)	$(884,666)	$(328,557)	$(146,190)	$(474,747)

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Year Ended December 31
	2009	2008	2007
Cash Flows From Operating Activities:
Net income (loss)	$(79,161)	$(8,052)	$116,236
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	147,316	147,441	137,910
Impairment loss on marketable securities	1,666
Impairment charges	166,680	117,943
Provision for bad debts	2,081	6,088	1,830
Gains on sales of land and land-related rights		(2,816)	(668)
Other	11,281	10,770	9,592
Increase (decrease) in cash attributable to changes in assets and liabilities:
Receivable, deferred charges, and other assets	5,613	(5,596)	(22,652)
Accounts payable and other liabilities	(19,304)	(12,358)	15,588

Net Cash Provided by Operating Activities	$236,172	$253,420	$257,836

Cash Flows From Investing Activities:
Additions to properties	$(54,592)	$(99,964)	$(219,847)
Acquisition of interests in The Mall at Partridge Creek (Note 2)		(11,838)
Acquisition of additional interest in The Pier Shops (Note 2)			(24,504)
Cash transferred in upon consolidation of The Pier Shops (Note 2)			33,388
Refund (funding) of The Mall at Studio City escrow (Note 7)	54,334	(54,334)
Proceeds from sales of land and land-related rights		6,268	1,138
Acquisition of marketable equity securities and other assets		(2,655)	(3,435)
Repayments of notes receivable (Note 6)	4,500	223
Issuances of notes receivable (Note 6)	(7,160)		(2,228)
Contributions to Unconsolidated Joint Ventures	(28,718)	(12,111)	(15,162)
Distributions from Unconsolidated Joint Ventures in excess of income	36,903	63,269	2,990
Other	985

Net Cash Provided By (Used In) Investing Activities	$6,252	$(111,142)	$(227,660)

Cash Flows From Financing Activities:
Debt proceeds	$978	$335,665	$263,086
Debt payments	(106,026)	(239,072)	(16,044)
Debt issuance costs		(3,419)	(2,892)
Repurchase of common stock (Note 14)			(100,000)
Issuance of common stock and/or partnership units in connection with incentive plans (Notes 13 and 15)	14,737	3,809	363
Distributions to noncontrolling interests in TRG (Note 9)	(65,810)	(117,495)	(54,339)
Distributions to participating securities of TRG	(1,560)	(1,446)	(1,330)
Cash dividends to preferred shareowners	(14,634)	(14,634)	(14,634)
Cash dividends to common shareowners	(110,492)	(87,679)	(79,384)
Other	(2,103)	(3,047)	(4,118)

Net Cash Used In Financing Activities	$(284,910)	$(127,318)	$(9,292)

Net Increase (Decrease) In Cash and Cash Equivalents	$(42,486)	$14,960	$20,884

Cash and Cash Equivalents at Beginning of Year	62,126	47,166	26,282

Cash and Cash Equivalents at End of Year	$19,640	$62,126	$47,166

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Summary of Significant Accounting Policies
Organization and Basis of Presentation
General
     Taubman Centers, Inc. (the Company or TCO) is a Michigan corporation that operates as a self-administered and self-managed real estate investment trust (REIT). The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG) is a majority-owned partnership subsidiary of TCO that owns direct or indirect interests in all of its real estate properties. In this report, the term “Company” refers to TCO, the Operating Partnership, and/or the Operating Partnership’s subsidiaries as the context may require. The Company engages in the ownership, management, leasing, acquisition, disposition, development, and expansion of regional and super-regional retail shopping centers and interests therein. The Company’s owned portfolio as of December 31, 2009 included 23 urban and suburban shopping centers in ten states.
     Taubman Properties Asia LLC and its subsidiaries (Taubman Asia), which is the platform for the Company’s expansion into the Asia-Pacific region, is headquartered in Hong Kong.
Consolidation
     The consolidated financial statements of the Company include all accounts of the Company, the Operating Partnership, and its consolidated subsidiaries, including The Taubman Company LLC (the Manager) and Taubman Asia. In September 2008, the Company acquired the interests of the owner of The Mall at Partridge Creek (Partridge Creek) (Note 2). Prior to the acquisition, the Company consolidated the accounts of the owner of Partridge Creek, which qualified as a variable interest entity for which the Operating Partnership was considered to be the primary beneficiary. In April 2007, the Company increased its ownership in The Pier Shops at Caesars (The Pier Shops) to a 77.5% controlling interest and began consolidating the entity that owns The Pier Shops (Note 2). Prior to the acquisition date, the Company accounted for The Pier Shops under the equity method. All intercompany transactions have been eliminated. See Note 9 for information relating to the Company’s policies on noncontrolling interests including the adoption of new requirements in 2009.
     Investments in entities not controlled but over which the Company may exercise significant influence (Unconsolidated Joint Ventures or UJVs) are accounted for under the equity method. The Company has evaluated its investments in the Unconsolidated Joint Ventures and has concluded that the ventures are not variable interest entities. Accordingly, the Company accounts for its interests in these entities under general accounting standards for investments in real estate ventures (including guidance for determining effective control of a limited partnership or similar entity). The Company’s partners or other owners in these Unconsolidated Joint Ventures have substantive participating rights including approval rights over annual operating budgets, capital spending, financing, admission of new partners/members, or sale of the properties and the Company has concluded that the equity method of accounting is appropriate for these interests. Specifically, the Company’s 79% investment in Westfarms is through a general partnership in which the other general partners have approval rights over annual operating budgets, capital spending, refinancing, or sale of the property.
The Operating Partnership
     At December 31, 2009, the Operating Partnership’s equity included three classes of preferred equity (Series F, G, and H) and the net equity of the partnership unitholders. Net income and distributions of the Operating Partnership are allocable first to the preferred equity interests (Note 14), and the remaining amounts to the general and limited partners in the Operating Partnership in accordance with their percentage ownership. The Series G and Series H Preferred Equity are owned by the Company and are eliminated in consolidation. The Series F Preferred Equity is owned by an institutional investor and accounted for as a noncontrolling interest of the Company.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
     The partnership equity of the Operating Partnership and the Company’s ownership therein are shown below:

			TRG units owned
	TRG units	TRG units	by noncontrolling	TCO’s % interest
	outstanding at	owned by TCO at	interests at	in TRG at	TCO’s average
Year	December 31	December 31 (1)	December 31	December 31	interest in TRG
2009	80,699,271	54,321,586	26,377,685	67%	67%
2008	79,481,431	53,018,987	26,462,444	67	67
2007	79,181,457	52,624,013	26,557,444	66	66

(1)	There is a one-for-one relationship between TRG units owned by TCO and TCO common shares outstanding; amounts in this column are equal to TCO’s common shares outstanding as of the specified dates.
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
Allowance for Doubtful Accounts and Notes
     The Company records a provision for losses on accounts receivable to reduce them to the amount estimated to be collectible. The Company records a provision for losses on notes receivable to reduce them to the present value of expected future cash flows discounted at the loans’ effective interest rates or the fair value of the collateral if the loans are collateral dependent.
Depreciation and Amortization
     Buildings, improvements and equipment are primarily depreciated on straight-line bases over the estimated useful lives of the assets, which generally range from 3 to 50 years. Capital expenditures that are recoverable from tenants are depreciated over the estimated recovery period. Intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets. Tenant allowances are depreciated, on a straight-line basis, over the shorter of the useful life of the leasehold improvements or the lease term. Deferred leasing costs are amortized on a straight-line basis over the lives of the related leases. In the event of early termination of such leases, the unrecoverable net book values of the assets are recognized as depreciation and amortization expense in the period of termination.
Capitalization
     Direct and indirect costs that are clearly related to the acquisition, development, construction and improvement of properties are capitalized. Compensation costs are allocated based on actual time spent on a project. Costs incurred on real estate for ground leases, property taxes, insurance, and interest costs for qualifying assets are capitalized during periods in which activities necessary to get the property ready for its intended use are in progress.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
     The viability of all projects under construction or development, including those owned by Unconsolidated Joint Ventures, are regularly evaluated on an individual basis under the accounting for abandonment of assets or changes in use. To the extent a project, or individual components of the project, are no longer considered to have value, the related capitalized costs are charged against operations. Additionally, all properties are reviewed for impairment on an individual basis whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Impairment of a shopping center owned by consolidated entities is recognized when the sum of expected cash flows (undiscounted and without interest charges) is less than the carrying value of the property. Other than temporary impairment of an investment in an Unconsolidated Joint Venture is recognized when the carrying value of the investment is not considered recoverable based on evaluation of the severity and duration of the decline in value, including the results of discounted cash flow and other valuation techniques. To the extent impairment has occurred, the excess carrying value of the asset over its estimated fair value is charged to income. In the third quarter of 2009, the Company recognized impairment charges on its investments in The Pier Shops and Regency Square (Note 4). In the fourth quarter of 2008, the Company recognized impairment charges on its Oyster Bay project (Note 4) and its Sarasota joint venture project (Note 5).
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
Cash and Cash Equivalents
     Cash equivalents consist of highly liquid investments with a maturity of 90 days or less at the date of purchase. Cash equivalents include $11.3 million at December 31, 2009 invested in a single investment company’s money market funds, which are not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency.
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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Share-Based Compensation Plans
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
Income Taxes
     The Company operates in such a manner as to qualify as a REIT under the applicable provisions of the Internal Revenue Code; therefore, REIT taxable income is included in the taxable income of its shareowners, to the extent distributed by the Company. To qualify as a REIT, the Company must distribute at least 90% of its REIT taxable income prior to net capital gains to its shareowners and meet certain other requirements. Additionally, no provision for federal income taxes for consolidated partnerships has been made, as such taxes are the responsibility of the individual partners. There are certain state income taxes incurred which are provided for in the Company’s financial statements.
     In connection with the Tax Relief Extension Act of 1999, the Company made Taxable REIT Subsidiary elections for all of its corporate subsidiaries pursuant to section 856(I) of the Internal Revenue Code. The Company’s Taxable REIT Subsidiaries are subject to corporate level income taxes, including certain foreign income taxes for foreign operations, which are provided for in the Company’s financial statements.
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
     In July 2007, the State of Michigan signed into law the Michigan Business Tax Act, replacing the Michigan single business tax with a business income tax and modified gross receipts tax. These new taxes became effective January 1, 2008, and, because they are based on or derived from income-based measures, the accounting requirements for income taxes, apply as of the enactment date. In September 2007, an amendment to the Michigan Business Tax Act was also signed into law establishing a deduction to the business income tax base if temporary differences associated with certain assets result in a net deferred tax liability as of September 30, 2007. The tax effect of this deduction, which was equal to the amount of the aggregate deferred tax liability as of September 30, 2007, has an indefinite carryforward period.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Finite Life Entities
     ASC Topic 480, “Distinguishing Liabilities from Equity” establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. At December 31, 2009, the Company held controlling majority interests in consolidated entities with specified termination dates in 2081 and 2083. The noncontrolling owners’ interests in these entities are to be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entity. The estimated fair value of these noncontrolling interests were approximately $107.1 million at December 31, 2009, compared to a book value of $(98.9) million, which was classified as Noncontrolling Interests in the Company’s Consolidated Balance Sheet.
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
Segments and Related Disclosures
     The Company has one reportable operating segment: it owns, develops, and manages regional shopping centers. The Company has aggregated its shopping centers into this one reportable segment, as the shopping centers share similar economic characteristics and other similarities. The shopping centers are located in major metropolitan areas, have similar tenants (most of which are national chains), are operated using consistent business strategies, and are expected to exhibit similar long-term financial performance. Earnings before interest, income taxes, depreciation, and amortization (EBITDA) is often used by the Company’s chief operating decision makers in assessing segment performance. EBITDA is believed to be a useful indicator of operating performance as it is customary in the real estate and shopping center business to evaluate the performance of properties on a basis unaffected by capital structure.
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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
The Pier Shops at Caesars
     The Pier Shops, located in Atlantic City, New Jersey, began opening in phases in June 2006. Gordon Group Holdings LLC (Gordon) developed the center, and in January 2007, the Company assumed full management and leasing responsibility for the center. In April 2007, the Company increased its ownership in The Pier Shops to a 77.5% controlling interest. The remaining 22.5% interest continues to be held by an affiliate of Gordon. The Company began consolidating The Pier Shops as of the April 2007 purchase date. At closing, the Company made a $24.5 million equity investment in the center, bringing its total equity investment, at that date, to $28.5 million. At the purchase date, the book values of the center’s assets and liabilities were $229.7 million and $171.3 million, respectively. The excess of the book value of the net assets acquired over the purchase price was approximately $17 million, which was allocated principally to building and improvements. In 2009, the Company recorded an impairment of its investment in The Pier Shops (Note 4).
Note 3 — Income Taxes
Income Tax Expense
     The Company’s income tax expense for the years ended December 31, 2009 and 2008 is as follows:

	2009	2008
State:
Current	$1,017	$775
Deferred	385	342
Foreign:
Current	255

Total income tax expense	$1,657	$1,117

     The Company had no federal income tax during these years as a result of net operating losses incurred by the Company’s Taxable REIT Subsidiaries.
Net Operating Loss Carryforwards
     As of December 31, 2009, the Company has a total federal net operating loss carryforward of $15.4 million, expiring as follows:

Tax Year	Expiration	Amount
2002	2022	$56
2003	—	—
2004	2024	3,009
2005	2025	380
2006	2026	176
2007	2027	3,304
2008	2028	5,326
2009	2029	3,168
     The Company also has a foreign net operating loss carryforward of $3.4 million, $0.7 million of which has an indefinite carryforward period, $0.9 million expires in 2013, and $1.8 million expires in 2019.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Deferred Taxes
     Deferred tax assets and liabilities as of December 31, 2009 and 2008 are as follows:

	2009	2008
Deferred tax assets:
Federal	$8,697	$9,188
Foreign	1,513	1,183
State	6,467	3,910

Total deferred tax assets	$16,677	$14,281
Valuation allowance	(9,090)	(7,535)

Net deferred tax assets	$7,587	$6,746

Deferred tax liabilities:
Federal	$615	$33
State	4,396	3,769

Total deferred tax liabilities	$5,011	$3,802

     The Company believes that it is more likely than not the results of future operations will generate sufficient taxable income to recognize the net deferred tax assets. These future operations are primarily dependent upon the Manager’s profitability, the timing and amounts of gains on land sales, the profitability of the Company’s Asian operations, the future profitability of the Company’s unitary filing group for Michigan Business Tax purposes, and other factors affecting the results of operations of the Taxable REIT Subsidiaries. The valuation allowances relate to net operating loss carryforwards or tax basis differences where there is uncertainty regarding their realizability.
Tax Status of Dividends
     Dividends declared on the Company’s common and preferred stock and their tax status are presented in the following tables. The tax status of the Company’s dividends in 2009, 2008, and 2007 may not be indicative of future periods. The portion of dividends paid in 2008 shown below as capital gains are designated as capital gain dividends for tax purposes.

	Dividends			15% Rate	Unrecaptured
	per common	Return	Ordinary	long term	Sec. 1250
Year	share declared	of capital	income	capital gain	capital gain
2009	$1.660	$0.6467	$1.0133	$0.0000	$0.0000
2008	1.660	0.0000	1.3324	0.3011	0.0265
2007	1.540	0.0000	1.5385	0.0015	0.0000

	Dividends per		15% Rate	Unrecaptured
	Series G Preferred	Ordinary	long term	Sec. 1250
Year	share declared	income	capital gain	capital gain
2009	$2.000	$2.0000	$0.0000	$0.0000
2008	2.000	1.6053	0.3628	0.0319
2007	2.000	1.9981	0.0019	0.0000

	Dividends per		15% Rate	Unrecaptured
	Series H Preferred	Ordinary	long term	Sec. 1250
Year	share declared	income	capital gain	capital gain
2009	$1.9063	$1.9063	$0.0000	$0.0000
2008	1.9060	1.5300	0.3457	0.0303
2007	1.9060	1.9042	0.0018	0.0000

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Uncertain Tax Positions
     The Company had no unrecognized tax benefits as of or during the three year period ended December 31, 2009. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2009. The Company has no material interest or penalties relating to income taxes recognized in the Consolidated Statement of Operations for the years ended December 31, 2009, 2008, and 2007 or in the Consolidated Balance Sheet as of December 31, 2009 and 2008. As of December 31, 2009, returns for the calendar years 2006 through 2009 remain subject to examination by U.S. and various state and foreign tax jurisdictions.
Note 4 — Properties
     Properties at December 31, 2009 and December 31, 2008 are summarized as follows:

	2009	2008
Land	$254,994	$263,619
Buildings, improvements, and equipment	3,173,724	3,363,638
Construction in process	4,040	10,650
Development pre-construction costs	64,095	61,573

	$3,496,853	$3,699,480
Accumulated depreciation and amortization	(1,100,610)	(1,049,626)

	$2,396,243	$2,649,854

     Buildings, improvements, and equipment under capital leases were $0.4 million and $2.5 million at December 31, 2009 and 2008, respectively. Amortization of assets under capital leases is included within depreciation expense.
     Depreciation expense for 2009, 2008, and 2007 was $139.7 million, $138.7 million, and $128.4 million, respectively.
     The charge to operations in 2009, 2008, and 2007 for domestic and non-U.S. pre-development activities was $12.3 million, $18.5 million, and $11.9 million, respectively.
The Pier Shops at Caesars
     In September 2009, the Company concluded that the carrying value (book value) of the investment in the consolidated joint venture that owns The Pier Shops was impaired and recognized a non-cash charge of $107.7 million, which was allocated primarily to buildings and improvements. The charge represents the excess of The Pier Shops’ book value of the investment over its fair value of approximately $52 million. The Operating Partnership’s share of the charge was $101.8 million. The Company’s conclusion was based on a decision by its Board of Directors, in connection with a review of the Company’s capital plan, to discontinue the Company’s financial support of The Pier Shops. The $135 million loan encumbering the center was turned over to the special servicer and is currently in default. The Company will continue to record the operations of the center in its results until the loan obligation is extinguished upon transfer of the title of The Pier Shops.
     The Board’s decision considered that The Pier Shops’ current cash flows, as well as estimates of future cash flows, are insufficient to cover debt service and operating costs due to economic conditions, tenant sales performance, high capital requirements to complete the property’s lease-up, high operating costs, and the anticipated refinancing shortfall at the loan’s maturity in May 2017. The default on this loan did not trigger any cross defaults on the Company’s lines of credit or any other indebtedness.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Regency Square
     In September 2009, the Company concluded that the carrying value of the investment in Regency Square was also impaired and recognized a non-cash charge of $59.0 million, of which $9.6 million was allocated to land and $49.4 million to buildings and improvements. The charge represents the excess book value of the investment over its fair value of approximately $29 million. The Company’s conclusion was based on current estimates of future cash flows for the property, which will be negatively impacted by necessary capital expenditures and declining net operating income. At the current level of cash flow, Regency Square intends to continue to service its non-recourse mortgage loan. This loan has a principal balance of $74.1 million as of December 31, 2009, with $71.6 million due on this amortizing loan at its maturity in November 2011.
Oyster Bay
     In January 2009, the Appellate Division of the Supreme Court of the State of New York, Second Department, reversed the Supreme Court’s order directing the Town Board of the Town of Oyster Bay to issue a special use permit for the construction of The Mall at Oyster Bay. The court also held that the Town Board’s request for a supplemental environmental impact statement was proper. The Company determined in February 2009 that it would recognize in the fourth quarter of 2008 a charge to income of $117.9 million relating to the Oyster Bay project. This determination was reached after an overall assessment of the probability of the development of the mall as designed and a review of the Company’s previously capitalized project costs. The charge included the costs of previous development activities as well as holding and other costs that management believes will likely not benefit the development if and when the Company obtains the rights to build the center. In June 2009, the Court of Appeals of the State of New York denied the Company’s motion for leave to appeal the January 2009 decision of the Appellate Division of the Supreme Court of the State of New York. The Company is expensing costs relating to Oyster Bay until it is probable that it will be able to successfully move forward with a project. The Company began expensing carrying costs as incurred in the fourth quarter of 2008. The Company’s remaining capitalized investment in the project as of December 31, 2009 is $39.8 million, consisting of land and site improvements. If the Company is ultimately unsuccessful in obtaining the right to build the center, it is uncertain whether the Company would be able to recover the full amount of this capitalized investment through alternate uses of the land.
Other
     One shopping center pays annual special assessment levies of a Community Development District (CDD), for which the Company has capitalized the related infrastructure assets and improvements (Note 17).
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

Ownership as of
Shopping Center	December 31, 2009 and 2008
Arizona Mills	50%
Fair Oaks	50
The Mall at Millenia	50
Stamford Town Center	50
Sunvalley	50
Waterside Shops	25
Westfarms	79

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
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
     In its Consolidated Balance Sheet, the Company separately reports its investment in Unconsolidated Joint Ventures for which accumulated distributions have exceeded investments in and net income of the Unconsolidated Joint Ventures. The net equity of certain Unconsolidated Joint Ventures is less than zero because distributions are usually greater than net income, as net income includes non-cash charges for depreciation and amortization.
University Town Center
     In May 2008, the Company entered into agreements to jointly develop University Town Center, a regional mall in Sarasota, Florida. Under the agreements, the Company would have owned a noncontrolling 25% interest in the project. Due to the current economic and retail environment, in December 2008 the Company announced that the project had been put on hold. The Company does not know if or when it will acquire an interest in the land and move forward with the project. Due to this uncertainty, the Company recognized an $8.3 million charge to income in the fourth quarter of 2008. This charge is included in Equity in Income of Unconsolidated Joint Ventures on the Consolidated Statement of Operations and represents the Company’s share of project costs and its total investment in the project. The contribution payable to the University Town Center joint venture that existed at December 31, 2008 represented the Company’s share of previously unpaid costs, which were funded in 2009.
Westfarms
     See Note 15 for information on the litigation charges recognized in 2009 relating to the Westfarms joint venture.
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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

	December 31
	2009	2008
Assets:
Properties	$1,094,963	$1,087,341
Accumulated depreciation and amortization	(396,518)	(366,168)

	$698,445	$721,173
Cash and cash equivalents	23,117	28,946
Accounts and notes receivable, less allowance for doubtful accounts of $1,703 and $1,419 in 2009 and 2008	26,982	26,603
Deferred charges and other assets	17,737	20,098

	$766,281	$796,820

Liabilities and accumulated deficiency in assets:
Notes payable	$1,092,806	$1,103,903
Accounts payable and other liabilities	50,615	61,570
TRG’s accumulated deficiency in assets	(205,566)	(201,466)
Unconsolidated Joint Venture Partners’ accumulated deficiency in assets	(171,574)	(167,187)

	$766,281	$796,820

TRG’s accumulated deficiency in assets (above)	$(205,566)	$(201,466)
Contribution payable		(1,005)
TRG basis adjustments, including elimination of intercompany profit	70,371	71,623
TCO’s additional basis	64,694	66,640

Net Investment in Unconsolidated Joint Ventures	$(70,501)	$(64,208)
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures	160,305	154,141

Investment in Unconsolidated Joint Ventures	$89,804	$89,933

	Year Ended December 31
	2009	2008	2007
Revenues	$272,535	$271,813	$262,587

Maintenance, taxes, utilities, and other operating expenses	$95,775	$93,218	$90,782
Litigation charges (Note 15)	38,500
Interest expense	64,405	65,002	66,232
Depreciation and amortization	38,396	39,756	37,355

Total operating costs	$237,076	$197,976	$194,369

Nonoperating income	87	683	1,587

Net income	$35,546	$74,520	$69,805

Net income attributable to TRG	$10,748	$41,857	$40,518
Realized intercompany profit, net of depreciation on TRG’s basis adjustments	2,686	3,770	1,924
Depreciation of TCO’s additional basis	(1,946)	(1,948)	(1,944)
Impairment charge		(8,323)

Equity in income of Unconsolidated Joint Ventures	$11,488	$35,356	$40,498

Beneficial interest in Unconsolidated Joint Ventures’ operations:
Revenues less maintenance, taxes, utilities, and other operating expenses	$67,815	$101,089	$96,844
Interest expense	(33,427)	(33,777)	(33,311)
Depreciation and amortization	(22,900)	(23,633)	(23,035)
Impairment charge		(8,323)

Equity in income of Unconsolidated Joint Ventures	$11,488	$35,356	$40,498

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Other
     The provision for losses on accounts receivable of the Unconsolidated Joint Ventures was $0.9 million, $1.0 million, and $1.2 million for the years ended December 31, 2009, 2008, and 2007, respectively.
     Deferred charges and other assets of $17.7 million at December 31, 2009 were comprised of leasing costs of $26.6 million, before accumulated amortization of $(13.7) million, net deferred financing costs of $2.6 million, and other net charges of $2.2 million. Deferred charges and other assets of $20.1 million at December 31, 2008 were comprised of leasing costs of $27.4 million, before accumulated amortization of $(13.5) million, net deferred financing costs of $3.9 million, and other net charges of $2.3 million.
     The estimated fair value of the Unconsolidated Joint Ventures’ notes payable was $1.1 billion at both December 31, 2009 and 2008.
     Depreciation expense on properties for 2009, 2008, and 2007 was $33.8 million, $36.1 million, and $33.2 million.
     In January 2008 and the first quarter of 2007, the Company received adjustments relating to accounting policies and procedures of The Mills Corporation for years prior to 2007. These prior period adjustments, including $3.0 million of reductions to minimum rent related to tenant inducements, $0.8 million reduction to depreciation and amortization, and other adjustments, totaled to a net $2.0 million reduction in income. The Company’s share was a $1.0 million reduction to income for the year ended December 31, 2007. The Company received audited financial statements for Arizona Mills as of and for the year ended December 31, 2007 from Simon Property Group, Inc. There were no material adjustments recognized relating to the Company’s investment in Arizona Mills as a result of the finalization of these financial statements.
Condensed Financial Information of Individually Significant Unconsolidated Joint Venture
     The following is summarized financial information for West Farms Associates, an individually significant Unconsolidated Joint Venture in 2009. This information is provided as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008, and 2007. The Company owns a 79% general partnership interest in West Farms Associates, owner of Westfarms mall located in West Hartford, Connecticut. West Farms Associates qualified as an individually significant subsidiary in 2009 under Regulation S-X’s computational tests as a result of the litigation charges incurred during the year.

	December 31
	2009	2008
Assets:
Properties	$167,332	$165,657
Accumulated depreciation and amortization	(81,734)	(76,492)

	$85,598	$89,165
Cash and cash equivalents	2,784	6,441
Accounts and notes receivable, less allowance for doubtful accounts of $193 and $242 in 2009 and 2008	1,592	1,306
Deferred charges and other assets	3,290	3,907

	$93,264	$100,819

Liabilities and accumulated deficiency in assets:
Notes payable	$188,888	$192,591
Accounts payable and other liabilities	10,835	11,706
TRG’s accumulated deficiency in assets	(82,272)	(79,918)
Other general partners’ accumulated deficiency in assets	(24,187)	(23,560)

	$93,264	$100,819

TRG’s accumulated deficiency in assets (above)	$(82,272)	$(79,918)
TRG basis adjustments, including elimination of intercompany profit	(3,919)	(4,319)
TCO’s additional basis	22,685	23,368

Investment in West Farms Associates	$(63,506)	$(60,869)

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

	Year Ended December 31
	2009	2008	2007
Revenues:
Minimum rents	$34,079	$31,888	$32,434
Expense recoveries	17,033	16,476	15,626
Other	1,517	3,075	1,975

	$52,629	$51,439	$50,035

Expenses:
Repairs and maintenance	$7,945	$7,791	$7,678
Real estate taxes	2,020	2,009	2,148
Other operating	10,498	8,664	8,191
Litigation charges (Note 15)	38,500
Interest expense	12,366	12,557	12,820
Depreciation and amortization	6,475	6,738	6,558

	$77,804	$37,759	$37,395

Nonoperating income	18	102	136

Net income (loss)	$(25,157)	$13,782	$12,776

Net income (loss) attributable to TRG	$(19,861)	$10,879	$10,085
Realized intercompany profit, net of depreciation on TRG’s basis adjustments	1,593	1,813	1,535
Depreciation of TCO’s additional basis	(683)	(684)	(684)

Equity in income (loss) of West Farms Associates	$(18,951)	$12,008	$10,936

	Year Ended December 31
	2009	2008	2007
Cash Flows From Operating Activities:
Net income (loss)	$(25,157)	$13,782	$12,776
Depreciation and amortization	6,475	6,738	6,558
Increase (decrease) in cash attributable to changes in assets and liabilities	1,749	(366)	1,096
Other	476	476	487

Net cash provided by (used in) operating activities	$(16,457)	$20,630	$20,917

Cash Flows Used In Investing Activities:
Additions to mall facilities	$(5,197)	$(10,063)	$(2,261)

Cash Flows from Financing Activities:
Mortgage and other notes payable	$(3,703)	$(3,491)	$(3,418)
Cash contributions	34,000
Cash distributions	(12,300)	(4,500)	(14,500)

Net cash provided by (used in) financing activities	$17,997	$(7,991)	$(17,918)

Net increase (decrease) in cash and cash equivalents	$(3,657)	$2,576	$738

Cash and cash equivalents at the beginning of the year	6,441	3,865	3,127

Cash and cash equivalents at the end of the year	$2,784	$6,441	$3,865

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Note 6 — Accounts and Notes Receivable
     Accounts and notes receivable at December 31, 2009 and December 31, 2008 are summarized as follows:

	2009	2008
Trade	$21,767	$29,378
Notes	9,175	7,471
Straight-line rent and recoveries	20,455	19,690
Other		88

	$51,397	$56,627
Less: Allowance for doubtful accounts and notes	(6,894)	(9,895)

	$44,503	$46,732

     Notes receivable as of December 31, 2009 provide interest at a range of interest rates from 2.9% to 7.5% (with a weighted average interest rate of 3.9%) and mature at various dates through December 2019. The balances at December 31, 2009 and 2008 included $2.0 million of notes receivable from three tenants at The Pier Shops. The Company has recorded a provision of $1.4 million against these notes, which was charged to income in 2008. The balance at December 31, 2009 included $7.2 million related to the joint venture partners at Westfarms for their share of the litigation charges that were paid in 2009 (Note 15).
Note 7 — Deferred Charges and Other Assets
     Deferred charges and other assets at December 31, 2009 and December 31, 2008 are summarized as follows:

	2009	2008
Leasing costs	$33,991	$38,700
Accumulated amortization	(15,286)	(19,872)

	$18,705	$18,828
The Mall at Studio City escrow		54,334
Deferred financing costs, net	5,679	9,739
Intangibles, net	1,247	2,241
Insurance deposit (Note 17)	9,689	8,957
Investments (Note 17)	1,665	4,351
Deferred tax asset, net	7,587	6,746
Prepaid expenses	3,302	3,387
Other, net	7,231	15,904

	$55,105	$124,487

     Intangible assets are primarily comprised of the fair value of in-place leases recognized in connection with acquisitions.
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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Note 8 — Notes Payable
     Notes payable at December 31, 2009 and December 31, 2008 consist of the following:

			Stated			Balance Due		Facility
	2009	2008	Interest Rate	Maturity Date		on Maturity		Amount
Beverly Center	$328,365	$333,736	5.28%	02/11/14		$303,277
Cherry Creek Shopping Center	280,000	280,000	5.24%	06/08/16		280,000
Cherry Creek Shopping Center	—	245	Prime	12/20/09		—		$2,000
Dolphin Mall	64,000	139,000	LIBOR + 0.70%	02/14/11	(1)	64,000			(1)
Fairlane Town Center	80,000	80,000	LIBOR + 0.70%	02/14/11	(1)	80,000			(1)
Great Lakes Crossing	135,144	137,877	5.25%	03/11/13		125,507
International Plaza	325,000	325,000	LIBOR +1.15% (2)	01/08/11	(2)	325,000
MacArthur Center	129,358	132,500	7.59%	10/01/10		126,884
Northlake Mall	215,500	215,500	5.41%	02/06/16		215,500
The Mall at Partridge Creek	73,770	72,791	LIBOR + 1.15%	09/07/10		73,770		81,000
The Pier Shops at Caesars (Note 4)	135,000	135,000	(3)		(3)		(3)
Regency Square	74,085	75,388	6.75%	11/01/11		71,569
The Mall at Short Hills	540,000	540,000	5.47%	12/14/15		540,000
Stony Point Fashion Park	107,237	108,884	6.24%	06/01/14		98,585
Twelve Oaks Mall		10,000	LIBOR + 0.70%	02/14/11	(1)				(1)
The Mall at Wellington Green	200,000	200,000	5.44%	05/06/15		200,000
Line of Credit	3,560	10,900	Variable Bank Rate	02/14/11		3,560		40,000

	$2,691,019	$2,796,821

(1)	Dolphin, Fairlane, and Twelve Oaks are the borrowers and collateral for the $550 million revolving credit facility. The unused borrowing capacity at December 31, 2009 was $406 million. Sublimits may be reallocated quarterly but not more often than twice a year. The facility has a one year extension option.

(2)	Stated interest rate is swapped to an effective rate of 5.01%. The loan has two one-year extension options.

(3)	As of December 31, 2009, The Pier Shops’ loan is in default. Interest accrues at the default rate of 10.01% rather than the original stated rate of 6.01% (Note 4).
     Notes payable are collateralized by properties with a net book value of $2.1 billion at December 31, 2009.
     The following table presents scheduled principal payments on notes payable as of December 31, 2009:

2010	$349,816	(1)
2011	556,141	(2)
2012	11,413
2013	134,802
2014	403,347
Thereafter	1,235,500

	$2,691,019

(1)	The Pier Shops’ loan is in default. Debt maturity is included in 2010 when the debt obligation is expected to be extinguished upon transfer of the title to the center.

(2)	Includes $144 million with a one year extension option and $325 million with two one-year extension options.
Refinancing
     The Company expects to complete the refinancing on the Partridge Creek loan during the first half of 2010, extending the maturity for three years with a one-year extension option. The Company expects a 2% LIBOR floor and a spread of 3.5%, which with fees would result in an all-in rate of nearly 6%. The Company is in discussions with a variety of lenders to refinance the MacArthur and Arizona Mills loans that also mature in 2010.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Debt Covenants and Guarantees
     Certain loan agreements contain various restrictive covenants, including a minimum net worth requirement, a maximum payout ratio on distributions, a minimum debt yield ratio, a maximum leverage ratio, minimum interest coverage ratios and a minimum fixed charges coverage ratio, the latter being the most restrictive. Other than The Pier Shops’ loan, which is in default, the Operating Partnership is in compliance with all of its covenants and loan obligations as of December 31, 2009. The default on this loan did not trigger any cross defaults on the Company’s lines of credit or any other indebtedness. The maximum payout ratio on distributions covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain the Company’s tax status, pay preferred distributions, and for distributions related to the sale of certain assets.
     Payments of principal and interest on the loans in the following table are guaranteed by the Operating Partnership as of December 31, 2009.

		TRG’s	Amount of
		beneficial	loan balance	% of loan
	Loan	interest in loan	guaranteed by	balance	% of interest
	balance as	balance as	TRG as	guaranteed	guaranteed
Center	of 12/31/09	of 12/31/09	of 12/31/09	by TRG	by TRG
	(in millions of dollars)
Dolphin Mall	64.0	64.0	64.0	100%	100%
Fairlane Town Center	80.0	80.0	80.0	100%	100%
Twelve Oaks Mall	—	—	—	100%	100%
     The Operating Partnership has also guaranteed certain obligations of Partridge Creek, which is encumbered by a $73.8 million recourse construction loan (Note 2).
     The Company is required to escrow cash balances for specific uses stipulated by its lenders. As of December 31, 2009 and December 31, 2008, the Company’s cash balances restricted for these uses were $3.5 million and $2.9 million, respectively. Such amounts are included within cash and cash equivalents in the Company’s Consolidated Balance Sheet.
Beneficial Interest in Debt and Interest Expense
     The Operating Partnership’s beneficial interest in the debt, capitalized interest, and interest expense of its consolidated subsidiaries and its Unconsolidated Joint Ventures is summarized in the following table. The Operating Partnership’s beneficial interest in the consolidated subsidiaries excludes debt and interest related to the noncontrolling interests in Cherry Creek (50%), International Plaza (49.9%), The Pier Shops (22.5%), The Mall at Wellington Green (10%), and MacArthur Center (5%).

	At 100%		At Beneficial Interest
		Unconsolidated		Unconsolidated
	Consolidated	Joint	Consolidated	Joint
	Subsidiaries	Ventures	Subsidiaries	Ventures
Debt as of:
December 31, 2009	$2,691,019	$1,092,806	$2,332,030	$559,817
December 31, 2008	2,796,821	1,103,903	2,437,590	566,437
Capitalized interest:
Year ended December 31, 2009	$1,257	$23	$1,246	$11
Year ended December 31, 2008	7,972	139	7,819	101
Interest expense:
Year ended December 31, 2009	$145,670	$64,405	$125,823	$33,427
Year ended December 31, 2008	147,397	65,002	127,769	33,777

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Note 9 — Noncontrolling Interests
New Accounting Requirements — Background and Reclassifications
     On January 1, 2009, the Company adopted the new requirements of ASC 810 as it relates to noncontrolling interests (formerly Statement of Financial Accounting Standards (SFAS) No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin (ARB) No. 51”). The new requirements amended prior accounting and reporting standards for the noncontrolling interest (previously referred to as a minority interest) in a subsidiary. The requirements generally require noncontrolling interests to be treated as a separate component of equity (not as a liability or other item outside of permanent equity) and consolidated net income and comprehensive income to include the noncontrolling interest’s share. The calculation of earnings per share continues to be based on income amounts attributable to the parent. The requirements also contain a single method of accounting for transactions that change a parent’s ownership interest in a subsidiary by requiring that all such transactions be accounted for as equity transactions if the parent retains its controlling financial interest in the subsidiary.
     The consolidated financial statements presented include reclassifications to previously reported amounts to conform to the new presentation requirements. These reclassifications did not affect the amounts previously reported as net income attributable to common shareowners or earnings per share.
Presentation
     As of December 31, 2009 and 2008, noncontrolling interests in the Company are comprised of the ownership interests of (1) noncontrolling interests in the Operating Partnership and (2) the noncontrolling interests in joint ventures controlled by the Company through ownership or contractual arrangements. On January 1, 2009, balances attributable to these noncontrolling interests, including amounts previously included in Deferred Charges and Other Assets, were reclassified to become a separate component of equity as of all dates presented. Also, consolidated net income and comprehensive income were reclassified to include the amounts attributable to the noncontrolling interests. These noncontrolling interests reported in equity are not subject to any mandatory redemption requirements or other redemption features outside of the Company’s control that would result in presentation outside of permanent equity pursuant to general accounting standards regarding the classification and measurement of the redeemable equity instruments.
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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
     The net equity balance of the noncontrolling interests as of December 31, 2009 and December 31, 2008 includes the following:

	2009	2008
Noncontrolling interests:
Noncontrolling interests in consolidated joint ventures	$(100,014)	$(90,251)
Noncontrolling interests in partnership equity of TRG	(75,393)
Preferred equity of TRG	29,217	29,217

	$(146,190)	$(61,034)

     Income attributable to the noncontrolling interests for the year ended December 31, 2009, 2008, and 2007 includes the following:

	2009	2008	2007
Net (income) loss attributable to noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	$(3,115)	$(7,441)	$(5,031)
Distributions in excess of noncontrolling share of income of consolidated joint ventures		(8,594)	(3,007)
TRG Series F preferred distributions	(2,460)	(2,460)	(2,460)
Noncontrolling share of (income) loss of TRG	31,224	11,338	(33,210)
Distributions in excess of noncontrolling share of income of TRG		(55,370)	(8,074)

	$25,649	$(62,527)	$(51,782)

Pro forma results
     Net loss attributable to Taubman Centers, Inc. common shareowners for the year ended December 31, 2009 would have been $(153.5) million, or $(2.88) per common share, if accounted for under the previous method of accounting for noncontrolling interests.
Equity Transactions
     The following schedule presents the effects of changes in Taubman Centers, Inc.’s ownership interest in consolidated subsidiaries on Taubman Centers, Inc.’s equity:

	Year Ended December 31,
	2009	2008	2007
Net income (loss) attributable to Taubman Centers, Inc. common shareowners	$(69,706)	$(86,659)	$48,490
Transfers (to) from the noncontrolling interest —
Increase in Taubman Centers, Inc.’s paid-in capital for the acquisition of additional units of TRG under the Continuing Offer	483

Net transfers (to) from noncontrolling interests	483

Change from net income (loss) attributable to Taubman Centers, Inc. and transfers (to) from noncontrolling interests	$(69,223)	$(86,659)	$48,490

     In 2008 and 2007, there was no impact to the equity of Taubman Centers, Inc. common shareowners resulting from the acquisition of additional units under the Continuing Offer because the equity balance of the noncontrolling partners was maintained at zero.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
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
International Plaza Refinancing
     In January 2008, International Plaza refinanced its debt and distributed a portion of the excess proceeds to its partners. The noncontrolling partner’s share of the distributions was $51.3 million.
Note 10 — Derivative and Hedging Activities
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
     The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedging instruments under the accounting requirements for derivatives and hedging.
     As of December 31, 2009, the Company has exposure to three outstanding derivatives. Two of the derivatives are receive-variable/pay-fixed interest rate swaps held by 50% owned Unconsolidated Joint Ventures that have a total notional balance of $280 million. The third derivative is a receive-variable/pay-fixed interest rate swap held by a 50.1% owned consolidated joint venture with a total notional balance of $325 million. All three of the swaps have been designated and are expected to be effective as cash flow hedges of the interest payments on the associated debt.
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
     The Company expects that approximately $15.5 million of the AOCI of Taubman Centers, Inc. and the noncontrolling interests will be reclassified from AOCI and recognized as a reduction of income in the following 12 months.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
     As of December 31, 2009, the Company had $3.9 million of net realized losses included in AOCI resulting from discontinued cash flow hedges related to settled derivative instruments that are being recognized as a reduction of income over the term of the hedged debt.
     The tables below present the effect of derivative instruments on the Company’s Consolidated Statement of Operations for the years ended December 31, 2009, 2008, and 2007. The tables include the location and amount of unrealized gains and losses on outstanding derivative instruments in cash flow hedging relationships and the location and amount of realized losses reclassified from AOCI into income resulting from settled derivative instruments associated with hedged debt.
     During the years ended December 31, 2009, 2008, and 2007 the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.

				Location of Gain or
	Amount of Gain or (Loss)			(Loss)	Amount of Gain or
	Recognized in OCI on			Reclassified from AOCI	(Loss) Reclassified
	Derivative			into Income	from AOCI into
	(Effective Portion)			(Effective Portion)	Income (Effective Portion)
	2009	2008	2007		2009	2008	2007
Derivatives in cash flow hedging relationships:
Interest rate contract — consolidated subsidiaries	$6,402	$(16,138)	$805	Interest Expense	$(11,474)	$(3,267)
Interest rate contracts — UJVs	1,516	(5,309)	(618)	Equity in Income of UJVs	(3,761)	(383)	$42

Total derivatives in cash flow hedging relationships	$7,918	$(21,447)	$187		$(15,235)	$(3,650)	$42

Realized losses on settled cash flow hedges:
Interest rate contracts — consolidated subsidiaries				Interest Expense	$(886)	$(885)	$(885)
Interest rate contract — UJVs				Equity in Income of UJVs	(376)	(375)	(376)

Total realized losses on settled cash flow hedges					$(1,262)	$(1,260)	$(1,261)

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
     The Company records all derivative instruments at fair value in the Consolidated Balance Sheet. The following table presents the location and fair value of the Company’s derivative financial instruments as reported in the Consolidated Balance Sheet as of December 31, 2009 and 2008. As of December 31, 2009 and 2008 the Company does not have any derivatives in an asset position.

	Consolidated	Liability Derivatives
	Balance	December 31	December 31
	Sheet Location	2009	2008
Derivatives designated as hedging instruments:
Interest rate contract — consolidated subsidiaries	Accounts Payable and Accrued Liabilities	$10,786	$17,188
Interest rate contracts — UJVs	Investment in UJVs	4,458	5,974

Total designated as hedging instruments		$15,244	$23,162

Total derivatives		$15,244	$23,162

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Contingent Features
     As of December 31, 2009 and 2008, all three of the Company’s outstanding derivatives contain provisions that state if the hedged entity defaults on any of its indebtedness in excess of $1 million, then the derivative obligation could also be declared in default. In addition, one of the three outstanding derivatives contains a provision that if the Operating Partnership defaults on any of its indebtedness in excess of $1 million, then the derivative obligation could also be declared in default. Although the Company is currently in default on the debt relating to The Pier Shops, the Company is not in default on any debt obligations that would trigger a credit risk related default on its current outstanding derivatives.
     As of December 31, 2009 and 2008, the fair value of derivative instruments with credit-risk-related contingent features that are in a liability position was $15.2 million and $23.2 million, respectively. As of December 31, 2009 and 2008, the Company was not required to post any collateral related to these agreements. If the Company breached any of these provisions it would be required to settle its obligations under the agreements at their fair value. See Note 17 for fair value information on derivatives.
Note 11 — Leases
     Shopping center space is leased to tenants and certain anchors pursuant to lease agreements. Tenant leases typically provide for minimum rent, percentage rent, and other charges to cover certain operating costs. Future minimum rent under operating leases in effect at December 31, 2009 for operating centers assuming no new or renegotiated leases or option extensions on anchor agreements, is summarized as follows:

2010	$314,645
2011	285,008
2012	251,003
2013	224,375
2014	197,238
Thereafter	623,151
     The table above excludes $7.1 million in 2010 and $60.9 million thereafter for The Pier Shops.
     Certain shopping centers, as lessees, have ground leases expiring at various dates through the year 2107. In addition, one center has the option to extend the lease term for five 10 year periods. Ground rent expense is recognized on a straight-line basis over the lease terms. The Company also leases its office facilities and certain equipment. Office facility leases expire at various dates through the year 2015. Additionally, two of the leases have 5 year extension options and one lease has a 3 year extension option. The Company’s U.S. headquarters is rented from an affiliate of the Taubman family under a 10 year lease, with a 5 year extension option. Rental expense on a straight-line basis under operating leases was $9.9 million in 2009, $10.8 million in 2008, and $9.5 million in 2007. Included in these amounts are related party office rental expense of $2.3 million in 2009 and 2008, and $2.2 million in 2007. Payables representing straightline rent adjustments under lease agreements were $36.7 million and $32.7 million as of December 31, 2009 and 2008, respectively.
     The following is a schedule of future minimum rental payments required under operating leases, excluding The Pier Shops:

2010	$9,678
2011	7,871
2012	7,185
2013	7,197
2014	7,137
Thereafter	325,214
     The table above includes $2.5 million in 2010 and $2.6 million in each year from 2011 through 2014 of related party amounts. The Pier Shops is subject to a ground lease with base rentals of $1.0 million plus percentage rent until 2081. We anticipate that the ground lease obligation will be transferred along with the title to The Pier Shops upon extinguishment of the loan obligation (Note 4).

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
     Certain shopping centers have entered into lease agreements for property improvements that qualify as capital leases. As of December 31, 2009, future minimum lease payments for these capital leases are as follows:

2010	$312
2011	78

Total minimum lease payments	$390
Less amount representing interest	(19)

Capital lease obligations	$371

Note 12 — The Manager
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
     A. Alfred Taubman and certain of his affiliates receive various management services from the Manager. For such services, Mr. Taubman and affiliates paid the Manager approximately $1.6 million, $2.2 million, and $2.1 million in 2009, 2008, and 2007, respectively.
     Other related party transactions are described in Notes 11, 13, and 15.
     In 2009, in response to the decreased level of active projects due to the downturn in the economy, the Company reduced its workforce by about 40 positions, primarily in areas that directly or indirectly affect its development initiatives in the U.S. and Asia. A restructuring charge of $2.5 million was recorded in 2009, which primarily represents the cost of terminations of personnel. Substantially all of the costs were paid in 2009.
Note 13 — Share-Based Compensation and Other Employee Plans
     In 2008, the Company’s shareowners approved The Taubman Company 2008 Omnibus Long-Term Incentive Plan (2008 Omnibus Plan). The 2008 Omnibus Plan provides for the award to directors, officers, employees, and other service providers of the Company of restricted shares, restricted units of limited partnership in the Operating Partnership, options to purchase shares or Operating Partnership units, unrestricted Shares or Operating Partnership units, and other awards to acquire up to an aggregate of 6,100,000 Company common shares or Operating Partnership units. In 2009, all grants made were under the 2008 Omnibus Plan. In addition, non-employee directors have the option to defer their compensation, other than their meeting fees, under a deferred compensation plan.
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
     The compensation cost charged to income for the Company’s share-based compensation plans was $8.7 million, $7.6 million, and $6.8 million for the years ended December 31, 2009, 2008, and 2007, respectively. Compensation cost capitalized as part of properties and deferred leasing costs was $0.3 million, $0.9 million, and $0.8 million for the years ended December 31, 2009, 2008, and 2007, respectively.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
     The Company currently recognizes no tax benefits from the recognition of compensation cost or tax deductions incurred upon the exercise or vesting of share-based awards. Any allocations of compensation cost or deduction to the Company’s corporate taxable REIT subsidiaries from the Company’s Manager, which is treated as a partnership for federal income tax purposes, have resulted in a valuation allowance being recorded against its net deferred tax asset associated with the temporary differences related to share-based compensation. This is primarily due to prior year cumulative tax net operating losses incurred through the year ended December 31, 2009.
     The Company estimated the values of options, performance share units, and restricted share units using the methods discussed in the separate sections below for each type of grant. Expected volatility and dividend yields are based on historical volatility and yields of the Company’s common stock, respectively, as well as other factors. The risk-free interest rates used are based on the U.S. Treasury yield curves in effect at the times of grants. The Company assumes no forfeitures of options or performance share units due to the small number of participants and low turnover rate.
Options
     Options are granted to purchase units of limited partnership interest in the Operating Partnership, which are exchangeable for new shares of the Company’s stock under the Continuing Offer (Note 15). The options have ten-year contractual terms.
     In the first quarter of 2009, 1.4 million options were granted that vested during the third quarter of 2009 due to the satisfaction of the vesting condition of the closing price of the Company’s common stock, as quoted on the New York Stock Exchange, being $30 or greater for ten consecutive trading days. The remaining unamortized compensation cost was recognized upon the satisfaction of the vesting condition.
     In addition, the Company granted 40,000 options in the second quarter of 2009. These options vest one third each year over three years, if continuous service has been provided or upon retirement or certain other events if earlier.
     The Company estimated the value of the options granted during the first quarter 2009 using a Monte Carlo simulation due to the market-based vesting condition. The Company estimated the values of the options issued during the second quarter of 2009 and the years ended December 31, 2008, and 2007 using a Black-Scholes valuation model. Significant assumptions employed include the following:

	1st Quarter	2nd Quarter
	2009	2009	2008	2007
Expected volatility	29.61%	40.65%	24.33%	20.76%
Expected dividend yield	8.00%	7.00%	3.50%	3.00%
Expected term (in years)	N/A	6	6	7
Risk-free interest rate	2.83%	2.57%	3.08%	4.45%
Weighted average grant-date fair value	$1.35	$5.04	$9.31	$11.77

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
A summary of option activity for the years ended December 31, 2009, 2008, and 2007 is presented below:

			Weighted Average
			Remaining
	Number	Weighted Average	Contractual Term	Range of Exercise
	of Options	Exercise Price	(in years)	Prices
Outstanding at January 1, 2007	1,115,376	$32.55	8.5	$29.38 - $40.39
Granted	226,875	55.90
Exercised	(11,605)	31.31

Outstanding at December 31, 2007	1,330,646	$36.54	7.8	$29.38 - $55.90
Granted	230,567	50.65
Exercised	(210,736)	31.55

Outstanding at December 31, 2008	1,350,477	$39.73	7.2	$29.38 - $55.90
Granted	1,439,135	14.13
Exercised	(1,140,003)	13.98
Forfeited	(20,000)	31.31

Outstanding at December 31, 2009	1,629,609	$35.24	6.8	$13.83 - $55.90

Fully vested options at December 31, 2009	980,280	$33.36	7.1

     There were 1.6 million options that vested during the year ended December 31, 2009.
     Of the 1.6 million total options outstanding excluding 0.3 million granted in the first quarter of 2009, 0.9 million have vesting schedules with one-third vesting at each of the first, second, and third years of the grant anniversary, if continuous service has been provided or upon retirement or certain other events if earlier. Substantially all of the other 0.4 million options outstanding have vesting schedules with one-third vesting at each of the third, fifth, and seventh years of the grant anniversary, if continuous service has been provided and certain conditions dependent on the Company’s market performance in comparison to its competitors have been met, or upon retirement or certain events if earlier.
     The aggregate intrinsic value (the difference between the period end stock price and the option exercise price) of in-the-money options outstanding and in-the-money fully vested options as of December 31, 2009 was $10.1 million and $7.3 million, respectively.
     The total intrinsic value of options exercised during the years ended December 31, 2009, 2008, and 2007 was $22.6 million, $4.1 million, and $0.3 million, respectively. Cash received from option exercises for the years ended December 31, 2009, 2008, and 2007 was $15.9 million, $6.6 million, and $0.4 million, respectively.
     As of December 31, 2009 there were 0.6 million nonvested options outstanding, and $0.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.4 years.
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
     The Company estimated the value of the PSU granted during the year ended December 31, 2009 using a Monte Carlo simulation based on the following assumptions and resulting in the grant date fair value shown below. When used in the simulation, the value of the Company’s stock at the grant date was reduced by the discounted present value of expected dividends during the vesting period.

Expected volatility	42.53%
Risk-free interest rate	1.3%
Weighted average grant-date fair value	$15.60
     A summary of PSU activity for the year ended December 31, 2009 is presented below:

Outstanding at January 1, 2009	—
Granted	196,943

Outstanding at December 31, 2009	196,943

     None of the PSU outstanding at December 31, 2009 were vested. No PSU were granted in 2008 and 2007. As of December 31, 2009, there was $2.2 million of total unrecognized compensation cost related to nonvested PSU outstanding. This cost is expected to be recognized over an average period of 2.1 years.
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
     The Company estimated the value of the RSU granted during the year ended December 31, 2009 using the Company’s common stock price at the grant date deducting the present value of expected dividends during the vesting period using a risk-free interest rate of 1.3%. The result of the Company’s valuation was a weighted average grant-date fair value of $8.99.
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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
     A summary of RSU activity for the years ended December 31, 2009, 2008, and 2007 is presented below:

	Number of Restricted	Weighted average
	Stock Units	Grant Date Fair Value
Outstanding at January 1, 2007	261,685	35.79
Granted	102,905	56.54
Forfeited	(5,621)	43.71
Redeemed	(672)	34.93

Outstanding at December 31, 2007	358,297	41.63
Granted	121,037	50.65
Forfeited	(8,256)	48.69
Redeemed	(136,200)	32.15

Outstanding at December 31, 2008	334,878	48.57
Granted	368,588	8.99
Forfeited	(17,532)	37.00
Redeemed	(118,824)	40.38

Outstanding at December 31, 2009	567,110	24.92

     Based on an analysis of historical employee turnover, the Company has made an annual forfeiture assumption of 2.4% of grants when recognizing compensation costs relating to the RSU.
     All of the RSU outstanding at December 31, 2009 were nonvested. As of December 31, 2009, there was $4.5 million of total unrecognized compensation cost related to nonvested RSU outstanding. This cost is expected to be recognized over an average period of 1.6 years.
Non-Employee Directors’ Stock Grant and Deferred Compensation Plans
     The Non-Employee Directors’ Stock Grant Plan (SGP), which was shareowner approved, provided for the annual grant to each non-employee director of the Company shares of the Company’s common stock based on the fair value of the Company’s common stock on the last business day of the preceding quarter. Quarterly grants beginning in July 2008 were made under the 2008 Omnibus Plan. The annual fair market value of the grant was $50,000 in 2009, 2008, and 2007. As of December 31, 2009, 2,875 shares have been issued under the SGP and 2,540 shares have been issued under the 2008 Omnibus Plan. Certain directors have elected to defer receipt of their shares as described below.
     The Non-Employee Directors’ Deferred Compensation Plan (DCP), which was approved by the Company’s Board of Directors, allows each non-employee director of the Company the right to defer the receipt of all or a portion of his or her annual director retainer until the termination of his or her service on the Company’s Board of Directors and for such deferred compensation to be denominated in restricted stock units, representing the right to receive shares of the Company’s common stock at the end of the deferral period. During the deferral period, when the Company pays cash dividends on its common stock, the directors’ deferral accounts will be credited with dividend equivalents on their deferred restricted stock units, payable in additional restricted stock units based on the then-fair market value of the Company’s common stock. There were 43,467 restricted stock units outstanding under the DCP at December 31, 2009.
Other Employee Plans
     As of December 31, 2009 and 2008 the Company had fully vested awards outstanding for 17,803 and 82,718 notional shares of stock, respectively, under a previous long-term performance compensation plan. These awards will be settled in cash based on a twenty day average of the market value of the Company’s common stock. The liability for the eventual payout of these awards is marked to market quarterly based on the twenty day average of the Company’s stock price. The Company recorded compensation costs of $0.2 million, $(1.9) million, and $0.2 million relating to these awards for the years ended December 31, 2009, 2008, and 2007, respectively. The majority of the awards were paid out in early 2009. No payments were made in 2008 and 2007.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
     The Company has a voluntary retirement savings plan established in 1983 and amended and restated effective January 1, 2001 (the Plan). The Plan is qualified in accordance with Section 401(k) of the Internal Revenue Code (the Code). The Company contributes an amount equal to 2% of the qualified wages of all qualified employees and matches employee contributions in excess of 2% up to 7% of qualified wages. In addition, the Company may make discretionary contributions within the limits prescribed by the Plan and imposed in the Code. The Company’s contributions and costs relating to the Plan were $2.6 million in 2009, $2.0 million in 2008, and $1.9 million in 2007.
Note 14 — Common and Preferred Stock and Equity of TRG
Outstanding Preferred Stock and Equity
     The Company is obligated to issue to the noncontrolling partners of TRG, upon subscription, one share of Series B Non-Participating Convertible Preferred Stock (Series B Preferred Stock) for each of the Operating Partnership units held by the noncontrolling partners. Each share of Series B Preferred Stock entitles the holder to one vote on all matters submitted to the Company’s shareowners. The holders of Series B Preferred Stock, voting as a class, have the right to designate up to four nominees for election as directors of the Company. On all other matters, including the election of directors, the holders of Series B Preferred Stock will vote with the holders of common stock. The holders of Series B Preferred Stock are not entitled to dividends or earnings of the Company. The Series B Preferred Stock is convertible into common stock at a ratio of 14,000 shares of Series B Preferred Stock for one share of common stock. During the years ended December 31, 2009, 2008, and 2007, 70,000 shares, 95,000 shares, and 1,589,662 shares of Series B Preferred Stock, respectively, were converted to 3 shares, 4 shares, and 104 shares of the Company’s common stock, respectively, as a result of tenders of units under the Continuing Offer (Note 15).
     The Operating Partnership’s $30 million 8.2% Cumulative Redeemable Preferred Partnership Equity (Series F Preferred Equity) is owned by institutional investors, and has no stated maturity, sinking fund, or mandatory redemption requirements. As of May 2009, the Company can redeem the Series F Preferred Equity. The holders of Series F Preferred Equity have the right, beginning in 2014, to exchange $100 in liquidation value of such equity for one share of Series F Preferred Stock. The terms of the Series F Preferred Stock are substantially similar to those of the Series F Preferred Equity. The Series F Preferred Stock is non-voting.
     The 8.0% Series G Cumulative Redeemable Preferred Stock (Series G Preferred Stock), which was issued in 2004, has no stated maturity, sinking fund, or mandatory redemption requirements and is not convertible into any other security of the Company. The Series G Preferred Stock has liquidation preferences of $100 million ($25 per share). Dividends are cumulative and are payable in arrears on or before the last day of each calendar quarter. All accrued dividends have been paid. As of November 2009, the Series G Preferred Stock can be redeemed by the Company at $25 per share, plus accrued dividends. The Company owns corresponding Series G Preferred Equity interests in the Operating Partnership that entitle the Company to income and distributions (in the form of guaranteed payments) in amounts equal to the dividends payable on the Company’s Series G Preferred Stock. The Series G Preferred Stock is non-voting.
     The $87 million 7.625% Series H Cumulative Redeemable Preferred Stock (Series H Preferred Stock), which was issued in 2005, has no stated maturity, sinking fund, or mandatory redemption requirements and is not convertible into any other security of the Company. Dividends are cumulative and are payable in arrears on or before the last day of each calendar quarter. All accrued dividends have been paid. The Series H Preferred Stock will be redeemable by the Company at $25 per share (par), plus accrued dividends, beginning in July 2010. The Company owns corresponding Series H Preferred Equity interests in the Operating Partnership that entitle the Company to income and distributions (in the form of guaranteed payments) in amounts equal to the dividends payable on the Company’s Series H Preferred Stock. The Series H Preferred Stock is non-voting.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Common Stock and Equity
     In July 2007, the Company’s Board of Directors authorized the repurchase of $100 million of the Company’s common stock on the open market or in privately negotiated transactions. During August 2007, the Company repurchased 987,180 shares of its common stock at an average price of $50.65 per share, for a total of $50 million under the authorization. During May and June 2007, the Company repurchased 923,364 shares of its common stock on the open market at an average price of $54.15 per share, for a total of $50 million, the maximum amount permitted under the program approved by the Board of Directors in December 2005. All shares repurchased have been cancelled. For each share of stock repurchased, an equal number of Operating Partnership units owned by the Company were redeemed. Repurchases of common stock were financed through general corporate funds, including borrowings under existing lines of credit. As of December 31, 2009, $50 million remained of the July 2007 authorization.
Note 15 — Commitments and Contingencies
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
     Based on a market value at December 31, 2009 of $35.91 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $913 million. The purchase of these interests at December 31, 2009 would have resulted in the Company owning an additional 32% interest in the Operating Partnership.
Continuing Offer
     The Company has made a continuing, irrevocable offer to all present holders (other than certain excluded holders, including A. Alfred Taubman), assignees of all present holders, those future holders of partnership interests in the Operating Partnership as the Company may, in its sole discretion, agree to include in the continuing offer, all existing optionees under the previous option plan, and all existing and future optionees under the 2008 Omnibus Plan to exchange shares of common stock for partnership interests in the Operating Partnership (the Continuing Offer). Under the Continuing Offer agreement, one unit of the Operating Partnership interest is exchangeable for one share of the Company’s common stock. Upon a tender of Operating Partnership units, the corresponding shares of Series B Preferred Stock, if any, will automatically be converted into the Company’s common stock at a rate of 14,000 shares of Series B Preferred Stock for one common share.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Indemnification
     The disposition of Woodland in 2005 by one of the Company’s Unconsolidated Joint Ventures was structured in a tax efficient manner to facilitate the investment of the Company’s share of the sales proceeds in a like-kind exchange in accordance with Section 1031 of the Internal Revenue Code and the regulations thereunder. The structuring of the disposition has included the continued existence and operation of the partnership that previously owned the shopping center. In connection with the disposition, the Company entered into a tax indemnification agreement with the Woodland joint venture partner, a life insurance company. Under this tax indemnification agreement, the Company has agreed to indemnify the joint venture partner in the event an unfavorable tax determination is received as a result of the structuring of the sale in the tax efficient manner described. The maximum amount that the Company could be required to pay under the indemnification is equal to the taxes incurred by the joint venture partner as a result of the unfavorable tax determination by the IRS or the state of Michigan within their respective three and four year statutory assessment limitation periods, in excess of those that would have otherwise been due if the Unconsolidated Joint Venture had sold Woodland, distributed the cash sales proceeds, and liquidated the owning entities. The Company cannot reasonably estimate the maximum amount of the indemnity, as the Company is not privy to or does not have knowledge of its joint venture partner’s tax basis or tax attributes in the Woodland entities or its life insurance-related assets. However, the Company believes that the probability of having to perform under the tax indemnification agreement is remote. The Company and the Woodland joint venture partner have also indemnified each other for their shares of costs or revenues of operating or selling the shopping center in the event additional costs or revenues are subsequently identified.
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
     In April 2009, two restaurant owners, their two restaurants, and their principal filed a lawsuit in United States District Court for the Eastern District of Pennsylvania (Case No. CV01619) against Atlantic Pier Associates LLC (“APA”, the owner of The Pier Shops), the Operating Partnership, Taubman Centers, Inc., the owners of APA and certain affiliates of such owners, and a former employee of one of such affiliates. The plaintiffs are alleging the defendants misrepresented and concealed the status of certain tenant leases at The Pier Shops and that such status was relied upon by the plaintiffs in making decisions about their own leases. The plaintiffs are seeking damages exceeding $20 million, rescission of their leases, exemplary or punitive damages, costs and expenses, attorney’s fees, return of certain rent, and other relief as the court may determine. The lawsuit is in its early legal stages and the defendants are vigorously defending it. The outcome of this lawsuit cannot be predicted with any certainty and management is currently unable to estimate an amount or range of potential loss that could result if an unfavorable outcome occurs.
     While management does not believe that an adverse outcome in either or both of the above lawsuits would have a material adverse effect on the Company’s financial condition, there can be no assurance that adverse outcomes would not have material effects on the Company’s results of operations for any particular period.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
     On December 8, 2009, West Farms Associates and West Farms Mall, LLC (together, “Westfarms”) and The Taubman Company LLC (together with Westfarms, the “WFM Parties”) entered into a settlement agreement (the “Settlement Agreement”) with three developers of a project called Blue Back Square in West Hartford, Connecticut. The Settlement Agreement relates to a lawsuit originally filed by the developers against the WFM Parties and related persons in November 2007 in the Connecticut Superior Court, Judicial District of Hartford at Hartford and subsequently transferred to the Superior Court for the Judicial District of Waterbury at Waterbury. The developers alleged damages in excess of $40 million and sought double, treble, and punitive damages, as well as attorneys fees. Pursuant to the Settlement Agreement, the lawsuit was withdrawn with prejudice upon payment by Westfarms of $34 million to the developers on December 15, 2009. The Company has a 79% investment in Westfarms Associates, an unconsolidated joint venture which owns Westfarms mall, and the Company’s share of the settlement was $26.8 million. The developers, for themselves and on behalf of related persons, agreed to a full and general release for the benefit of the WFM Parties and related persons as of December 8, 2009. There was no admission of liability or fault by any parties to the lawsuit or related persons. In early November 2007, the Town of West Hartford and the West Hartford Town Council (the “Town”) filed a substantially similar lawsuit against the same entities in the same court, which was also subsequently transferred to the Superior Court for the Judicial District of Waterbury at Waterbury. The Town alleged damages in excess of $5.5 million and sought double, treble, and punitive damages, as well as attorneys fees. In January 2010, the WFM Parties executed a settlement agreement with the Town, which provided for a full and general release for the benefit of the WFM Parties upon payment by Westfarms of $4.5 million, or $3.6 million at the Company’s share, which was recorded in 2009. There was no admission of liability or fault by any parties to the lawsuit or related persons.
     See Note 4 regarding The Pier Shops’ loan and the Company’s Oyster Bay project, Note 8 for the Operating Partnership’s guarantees of certain notes payable and other obligations, Note 10 for contingent features relating to derivative instruments, and Note 13 for obligations under existing share-based compensation plans.
Note 16 — Earnings (Loss) Per Share
     Basic earnings per share amounts are based on the weighted average of common shares outstanding for the respective periods. Diluted earnings per share amounts are based on the weighted average of common shares outstanding plus the dilutive effect of potential common stock. Potential common stock includes outstanding partnership units exchangeable for common shares under the Continuing Offer (Note 15), outstanding options for units of partnership interest, RSU, PSU, and deferred shares under the Non-Employee Directors’ Deferred Compensation Plan (Note 13), and unissued partnership units under unit option deferral election. In computing the potentially dilutive effect of potential common stock, partnership units are assumed to be exchanged for common shares under the Continuing Offer, increasing the weighted average number of shares outstanding. The potentially dilutive effects of partnership units outstanding and/or issuable under the unit option deferral elections are calculated using the if-converted method, while the effects of other potential common stock are calculated using the treasury stock method.
     As of December 31, 2009, there were 8.7 million partnership units outstanding and 0.9 million unissued partnership units under unit option deferral elections, that may be exchanged for common shares of the Company under the Continuing Offer (Note 15). These outstanding partnership units and unissued units were excluded from the computation of diluted earnings per share as they were anti-dilutive in all periods presented. Also, there were 0.7 million and 0.5 million shares representing the potentially dilutive effect of potential common stock under share-based compensation plans (Note 13) excluded from the computation of diluted EPS for the years ended December 31, 2009 and 2008, respectively, because they were anti-dilutive due to net losses in 2009 and 2008.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

	Year Ended December 31
	2009	2008	2007
Net income (loss) attributable to Taubman Centers, Inc. common shareowners (Numerator)	$(69,706)	$(86,659)	$48,490

Weighted average shares (Denominator) — basic	53,239,279	52,866,050	52,969,067
Effect of dilutive securities			652,950

Weighted average shares (Denominator) — diluted	53,239,279	52,866,050	53,622,017

Earnings (loss) per common share:
Basic	$(1.31)	$(1.64)	$0.92

Diluted	$(1.31)	$(1.64)	$0.90

Note 17 — Fair Value Disclosures
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
     For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements as of		Fair Value Measurements as of
	December 31, 2009 Using		December 31, 2008 Using
	Quoted Prices in		Quoted Prices in	Significant Other
	Active Markets for	Significant Other	Active Markets for	Observable
	Identical Assets	Observable Inputs	Identical Assets	Inputs
Description	(Level 1)	(Level 2)	(Level 1)	(Level 2)
Available-for-sale securities	$1,665		$4,351
Insurance deposit	9,689		8,957

Total assets	$11,354		$13,308

Derivative interest rate contract (Note 10)		$(10,786)		$(17,188)

Total liabilities		$(10,786)		$(17,188)

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
     The insurance deposit shown above represents an escrow account maintained in connection with a property and casualty insurance arrangement for the Company’s shopping centers, and is classified within Deferred Charges and Other Assets. Corresponding deferred revenue relating to amounts billed to tenants for this arrangement has been classified within Accounts Payable and Other Liabilities.
     The available-for-sale securities shown above consist of $1.7 million at December 31, 2009 and $1.4 million at December 31, 2008 of marketable securities that represent shares in a Vanguard REIT fund that were purchased to facilitate a tax efficient structure for the 2005 disposition of Woodland mall. In the second quarter of 2009, the Company concluded that a decrease in value was other than temporary, and therefore recognized a $1.7 million impairment loss.
Nonrecurring Valuations
     The Pier Shops, Regency Square, and Oyster Bay investments represent the remaining book values after recognizing non-cash impairment charges to write the investments to their fair values. The fair values of the investments were determined based on discounted future cash flows, using management’s estimates of cash flows from operations, necessary capital expenditures, the eventual disposition of the investments, and appropriate discount and capitalization rates (Note 4).
     For assets measured at fair value on a nonrecurring basis, quantitative disclosure of the fair value for each major category of assets is presented below:

	2009		2008
	Fair Value		Fair Value
	Measurements		Measurements
	Using Significant	Total	Using Significant	Total
	Unobservable Inputs	Impairment	Unobservable Inputs	Impairment
Description	(Level 3)	Losses	(Level 3)	Losses
The Pier Shops investment	$52,300	$(107,652)
Regency Square investment	28,800	(59,028)
Oyster Bay investment			$39,778	$(117,943)

Total assets	$81,100	$(166,680)	$39,778	$(117,943)

Financial Instruments Carried at Other Than Fair Values
Community Development District Obligation
     One shopping center pays annual special assessment levies of a Community Development District (CDD), which provided certain infrastructure assets and improvements. As the amount and period of the special assessments were determinable, the Company capitalized the infrastructure assets and improvements and recognized an obligation for the future special assessments to be levied. At December 31, 2009 and 2008, the book value of the infrastructure assets and improvements, net of depreciation, was $45.8 million and $48.1 million, respectively. The related obligation is classified within Accounts Payable and Accrued Liabilities and had a balance of $63.3 million and $63.9 million at December 31, 2009 and 2008, respectively. The fair value of this obligation, derived from quoted market prices, was $59.8 million at December 31, 2009 and $51.2 million at December 31, 2008.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Notes Payable
     The fair value of notes payable is estimated based on quoted market prices, if available. If no quoted market prices are available, the fair value of mortgages and other notes payable are estimated using cash flows discounted at current market rates. When selecting discount rates for purposes of estimating the fair value of notes payable at December 31, 2009 and 2008, the Company employed the credit spreads at which the debt was originally issued plus an additional 2% credit spread to account for current market conditions. This additional spread is an estimate and is not necessarily indicative of what the Company could obtain in the market at the reporting date. The Company does not believe that the use of different interest rate assumptions would have resulted in a materially different fair value of notes payable as of December 31, 2009 or 2008. To further assist financial statement users, the Company has included with its fair value disclosures an analysis of interest rate sensitivity. The fair values of the loans on The Pier Shops and Regency Square, at December 31, 2009, have been estimated at the fair value of the centers, which are collateral for the loans (Note 4).
     The estimated fair values of notes payable at December 31, 2009 and 2008 are as follows:

	2009		2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable	$2,691,019	$2,523,759	$2,796,821	$2,871,252
     The fair values of the notes payable are dependent on the interest rates employed used in estimating the values. An overall 1% increase in rates employed in making these estimates would have decreased the fair values of the debt shown above at December 31, 2009 by $80.4 million or 3.3%.
     See Note 5 regarding the fair value of the Unconsolidated Joint Ventures’ notes payable, and Note 10 regarding additional information on derivatives.
Note 18 — Cash Flow Disclosures and Non-Cash Investing and Financing Activities
     Interest paid in 2009, 2008, and 2007, net of amounts capitalized of $1.3 million, $8.0 million, and $14.6 million, respectively, approximated $141.8 million, $144.3 million, and $126.0 million, respectively. The following non-cash investing and financing activities occurred during 2009, 2008, and 2007:

	2009	2008	2007
Non-cash additions to properties	$14,138	$14,820	$61,131
Additions to capital lease obligations			2,138
     Non-cash additions to properties primarily represent accrued construction and tenant allowance costs. Additionally, consolidated assets and liabilities increased upon consolidation of the accounts of The Pier Shops in 2007 (Note 2).

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Note 19 — Quarterly Financial Data (Unaudited)
     The following is a summary of quarterly results of operations for 2009 and 2008:

	2009 (1)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$157,690	$158,939	$163,200	$186,275
Equity in income (loss) of Unconsolidated Joint Ventures	10,158	8,368	10,454	(17,492)
Net income (loss)	24,526	20,866	(138,788)	14,235
Net income (loss) attributable to TCO common shareowners	11,499	8,908	(94,073)	3,960
Basic and diluted earnings per common share —
Net income (loss)	$0.22	$0.17	$(1.77)	$0.07

	2008 (2)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$157,417	$160,412	$163,713	$189,956
Equity in income of Unconsolidated Joint Ventures	9,234	8,491	11,289	6,342
Net income (loss)	23,516	21,414	27,836	(80,818)
Net income (loss) attributable to TCO common shareowners	4,547	373	9,197	(100,776)
Basic and diluted earnings per common share —
Net income (loss)	$0.09	$0.01	$0.17	$(1.90)

(1)	Amounts include the impairment charges recognized in the third quarter of 2009 of $166.7 million related to the Company’s investments in The Pier Shops and Regency Square (Note 4) and litigation charges in the fourth quarter of 2009 related to Westfarms (Note 15).

(2)	Amounts include the impairment charges recognized in the fourth quarter of 2008 of $117.9 million and $8.3 million related to the Company’s investments in its Oyster Bay and Sarasota projects, respectively (Notes 4 and 5).
Note 20 — New Accounting Pronouncements
     In June 2009, the FASB made changes to ASC Topic 810 “Consolidation” (ASC 810). These changes eliminate certain scope exceptions previously permitted, provide additional guidance for determining whether an entity is a variable interest entity, and require companies to more frequently reassess whether they must consolidate variable interest entities. The changes also replace the previously required quantitative approach to determining the primary beneficiary of a variable interest entity with a requirement for an enterprise to perform a qualitative analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. Changes are effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company anticipates that the new accounting will not have an effect on its results of operations or financial position, as the Company does not currently have any variable interest or interests that give it a controlling financial interest in a variable interest entity in accordance with ASC 810.
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

Schedule II
TAUBMAN CENTERS, INC.
VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2009, 2008, and 2007
(in thousands)

		Additions
	Balance at	Charged to costs	Charged to				Balance at
	beginning of year	and expenses	other accounts	Write-offs	Transfers, net		end of year
Year ended December 31, 2009
Allowance for doubtful receivables	$9,895	$2,081		$(5,082)			$6,894

Year ended December 31, 2008
Allowance for doubtful receivables	$6,694	$6,088		$(2,887)			$9,895

Year ended December 31, 2007
Allowance for doubtful receivables	$7,581	$1,830		$(3,423)	$706	(1)	$6,694

(1)	Represents the transfer in of The Pier Shops. Prior to April 13, 2007, the Company accounted for its interest in The Pier Shops under the equity method.
See accompanying report of independent registered public accounting firm.

Schedule III
TAUBMAN CENTERS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2009
(in thousands)

	Initial Cost
	to Company														Date of
			Buildings,		Cost Capitalized	Gross Amount at Which				Accumulated					Completion of
			Improvements,		Subsequent to	Carried at Close of Period				Depreciation		Total Cost			Construction	Depreciable
	Land		and Equipment		Acquisition	Land	BI&E	Total		(A/D)		Net of A/D	Encumbrances		or Acquisition	Life
Shopping Centers:
Beverly Center, Los Angeles, CA			$209,093		$55,590		$264,683	$264,683		$127,782		$136,901	$328,365		1982	40 Years
Cherry Creek Shopping Center, Denver, CO			99,260		112,912		212,172	212,172		107,921		104,251	280,000		1990	40 Years
Dolphin Mall, Miami, FL	$34,881		238,252		47,288	$34,881	285,540	320,421		73,443		246,978	64,000	(1)	2001	50 Years
Fairlane Town Center, Dearborn, MI	17,330		104,668		46,138	17,330	150,806	168,136		59,564		108,572	80,000	(1)	1996	40 Years
Great Lakes Crossing, Auburn Hills, MI	15,506		194,093		27,744	15,506	221,837	237,343		93,896		143,447	135,144		1998	50 Years
International Plaza, Tampa, FL			307,592		32,092		339,684	339,684		90,445		249,239	325,000		2001	50 Years
MacArthur Center, Norfolk, VA			144,514		14,125		158,639	158,639		48,619		110,020	129,358		1999	50 Years
Northlake Mall, Charlotte, NC	22,540		146,285		1,979	22,540	148,264	170,804		40,061		130,743	215,500		2005	50 Years
The Mall at Partridge Creek, Clinton Township, MI	14,097		120,625		12,173	14,097	132,798	146,895		20,051		126,844	73,770		2007	50 Years
The Pier Shops at Caesars, Atlantic City, NJ			47,315	(2)	3,798		51,113	51,113		947	(3)	50,166	135,000		2006	50 Years
Regency Square, Richmond, VA	9,006	(2)	6,657	(2)	14,256	9,006	20,913	29,919		403	(3)	29,516	74,085		1997	40 Years
The Mall at Short Hills, Short Hills, NJ	25,114		167,967		124,519	25,114	292,486	317,600		130,750		186,850	540,000		1980	40 Years
Stony Point Fashion Park, Richmond, VA	10,677		97,774		969	10,677	98,743	109,420		35,124		74,296	107,237		2003	50 Years
Twelve Oaks Mall, Novi, MI	25,410		191,185		76,041	25,410	267,226	292,636		97,803		194,833		(1)	1977	50 Years
The Mall at Wellington Green, Wellington, FL	18,967		191,698		8,926	21,439	198,152	219,591		69,183		150,408	200,000		2001	50 Years
The Shops at Willow Bend, Plano, TX	26,192		226,986		11,717	26,192	238,703	264,895		67,017		197,878			2001	50 Years
Other:
Office Facilities					27,780		27,780	27,780		16,990		10,790
Peripheral Land	28,638					28,638		28,638				28,638
Construction in Process and Development Pre-Construction Costs			64,095	(4)	4,040		68,135	68,135				68,135
Assets under CDD obligations	4,164		61,411			4,164	61,411	65,575		19,732		45,843
Other			2,774				2,774	2,774		879		1,895

Total	$252,522		$2,622,244		$622,087	$254,994	$3,241,859	$3,496,853	(5)	$1,100,610		$2,396,243

The changes in total real estate assets and accumulated depreciation for the years ended December 31, 2009, 2008, and 2007 are as follows:

	Total Real Estate Assets
	2009		2008		2007
Balance, beginning of year	$3,699,480		$3,781,136		$3,398,122
New development and improvements	52,772		58,259		229,199
Disposals/Write-offs	(256,404	)(2)(3)	(136,579	)(4)	(23,179)
Transfers In/(Out)	1,005		(3,336)		176,994	(6)

Balance, end of year	$3,496,853		$3,699,480		$3,781,136

	Accumulated Depreciation
	2009	2008	2007
Balance, beginning of year	$(1,049,626)	$(933,275)	$(821,384)
Depreciation for year	(139,658)	(138,741)	(128,358)
Disposals/Write-offs	88,690 (3)	22,425	23,179
Transfers In/(Out)	(16)	(35)	(6,712)

Balance, end of year	$(1,100,610)	$(1,049,626)	$(933,275)

(1)	These centers are collateral for the Company’s $550 million line of credit. Borrowings under the line of credit are primary obligations of the entities owning these centers.

(2)	In 2009, the Company wrote down The Pier Shops at Caesars and Regency Square to their fair values. The impairment charges were $107.7 million and $59.0 million, respectively.

(3)	As a result of the impairments of The Pier Shops and Regency Square in 2009, the related accumulated depreciation was set to zero.

(4)	In 2008, the Company recognized a $117.9 million impairment charge on the Oyster Bay project. The remaining balance of $39.8 million as of December 31, 2009 is included in development pre-construction costs.

(5)	The unaudited aggregate costs for federal income tax purposes as of December 31, 2009 was $3.696 billion.

(6)	Includes costs related to The Pier Shops at Caesars, which became a consolidated center in 2007.
See accompanying report of independent registered public accounting firm.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAUBMAN CENTERS, INC.
Date: February 26, 2010	By:	/s/ Robert S. Taubman
Robert S. Taubman, Chairman of the Board, President,
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert S. Taubman Robert S. Taubman	Chairman of the Board, President, Chief Executive Officer, and Director (Principal Executive Officer)	February 26, 2010

/s/ Lisa A. Payne Lisa A. Payne	Vice Chairman, Chief Financial Officer, and Director (Principal Financial Officer)	February 26, 2010

/s/ William S. Taubman William S. Taubman	Chief Operating Officer, and Director	February 26, 2010

/s/ Esther R. Blum Esther R. Blum	Senior Vice President, Controller, and Chief Accounting Officer	February 26, 2010

/s/ Graham Allison Graham Allison	Director	February 26, 2010

/s/ Jerome A. Chazen Jerome A. Chazen	Director	February 26, 2010

/s/ Craig M. Hatkoff Craig M. Hatkoff	Director	February 26, 2010

/s/ Peter Karmanos, Jr. Peter Karmanos, Jr.	Director	February 26, 2010

/s/ William U. Parfet William U. Parfet	Director	February 26, 2010

/s/ Ronald W. Tysoe Ronald W. Tysoe	Director	February 26, 2010

EXHIBIT INDEX

Exhibit Number
3(a)	—	Restated By-Laws of Taubman Centers, Inc. (incorporated herein by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K dated December 16, 2009).

3(b)	—	Restated Articles of Incorporation of Taubman Centers, Inc. (incorporated herein by reference to Exhibit 3 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

4(a)	—	Loan Agreement dated as of January 15, 2004 among La Cienega Associates, as Borrower, Column Financial, Inc., as Lender (incorporated herein by reference to Exhibit 4 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (“2004 First Quarter Form 10-Q”)).

4(b)	—	Assignment of Leases and Rents, La Cienega Associates, Assignor, and Column Financial, Inc., Assignee, dated as of January 15, 2004 (incorporated herein by reference to Exhibit 4 filed with the 2004 First Quarter Form 10-Q).

4(c)	—	Leasehold Deed of Trust, with Assignment of Leases and Rents, Fixture Filing, and Security Agreement, dated as of January 15, 2004, from La Cienega Associates, Borrower, to Commonwealth Land Title Company, Trustee, for the benefit of Column Financial, Inc., Lender (incorporated herein by reference to Exhibit 4 filed with the 2004 First Quarter Form 10-Q).

4(d)	—	Amended and Restated Promissory Note A-1, dated December 14, 2005, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company (incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K dated December 16, 2005).

4(e)	—	Amended and Restated Promissory Note A-2, dated December 14, 2005, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company (incorporated by reference to Exhibit 4.2 filed with the Registrant’s Current Report on Form 8-K dated December 16, 2005).

4(f)	—	Amended and Restated Promissory Note A-3, dated December 14, 2005, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company (incorporated by reference to Exhibit 4.3 filed with the Registrant’s Current Report on Form 8-K dated December 16, 2005).

4(g)	—	Amended and Restated Mortgage, Security Agreement and Fixture Filings, dated December 14, 2005 by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company (incorporated by reference to Exhibit 4.4 filed with the Registrant’s Current Report on Form 8-K dated December 16, 2005).

4(h)	—	Amended and Restated Assignment of Leases, dated December 14, 2005, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company (incorporated by reference to Exhibit 4.5 filed with the Registrant’s Current Report on Form 8-K dated December 16, 2005).

4(i)	—	Second Amended and Restated Secured Revolving Credit Agreement, dated as of November 1, 2007, by and among Dolphin Mall Associates Limited Partnership, Fairlane Town Center LLC and Twelve Oaks Mall, LLC, as Borrowers, Eurohypo AG, New York Branch, as Administrative Agent and Lead Arranger, and the various lenders and agents on the signature pages thereto (incorporated herein by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K dated November 1, 2007).

Exhibit Number
4(j)	—	Third Amended and Restated Mortgage, Assignment of Leases and Rents and Security Agreement, dated as of November 1, 2007, by and between Dolphin Mall Associates Limited Partnership and Eurohypo AG, New York Branch, as Administrative Agent (incorporated herein by reference to Exhibit 4.5 filed with the Registrant’s Current Report on Form 8-K dated November 1, 2007).

4(k)	—	Second Amended and Restated Mortgage, dated as of November 1, 2007, by and between Fairlane Town Center LLC and Eurohypo AG, New York Branch, as Administrative Agent (incorporated herein by reference to Exhibit 4.3 filed with the Registrant’s Current Report on Form 8-K dated November 1, 2007).

4(l)	—	Second Amended and Restated Mortgage, dated as of November 1, 2007, by and between Twelve Oaks Mall, LLC and Eurohypo AG, New York Branch, as Administrative Agent (incorporated herein by reference to Exhibit 4.4 filed with the Registrant’s Current Report on Form 8-K dated November 1, 2007).

4(m)	—	Guaranty of Payment, dated as of November 1, 2007, by and among The Taubman Realty Group Limited Partnership, Fairlane Town Center LLC and Twelve Oaks Mall, LLC (incorporated herein by reference to Exhibit 4.2 filed with the Registrant’s Current Report on Form 8-K dated November 1, 2007).

4(n)	—	Loan Agreement dated January 8, 2008, by and between Tampa Westshore Associates Limited Partnership and Eurohypo AG, New York Branch, as Administrative Agent, Joint Lead Arranger and Joint Book Runner and the various lenders and agents on the signature pages thereto (incorporated herein by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K dated January 8, 2008).

4(o)	—	Amended and Restated Leasehold Mortgage, Security Agreement and Financing Statement dated January 8, 2008, by Tampa Westshore Associates Limited Partnership, in favor of Eurohypo AG, New York Branch, as Administrative Agent (incorporated herein by reference to Exhibit 4.2 filed with the Registrant’s Current Report on Form 8-K dated January 8, 2008).

4(p)	—	Assignment of Leases and Rents dated January 8, 2008, by Tampa Westshore Associates Limited Partnership, in favor of Eurohypo AG, New York Branch, as Administrative Agent (incorporated herein by reference to Exhibit 4.3 filed with the Registrant’s Current Report on Form 8-K dated January 8, 2008).

4(q)	—	Carveout Guaranty dated January 8, 2008, by The Taubman Realty Group Limited Partnership to and for the benefit of Eurohypo AG, New York Branch, as Administrative Agent (incorporated herein by reference to Exhibit 4.4 filed with the Registrant’s Current Report on Form 8-K dated January 8, 2008).

*10(a)	—	The Taubman Realty Group Limited Partnership 1992 Incentive Option Plan, as Amended and Restated Effective as of September 30, 1997 (incorporated herein by reference to Exhibit 10(b) filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).

*10(b)	—	First Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Option Plan as Amended and Restated Effective as of September 30, 1997, effective January 1, 2002 (incorporated herein by reference to Exhibit 10(b) filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (“2001 Form 10-K”)).

*10(c)	—	Second Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated Effective as of September 30, 1997 (incorporated herein by reference to Exhibit 10(c) filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 Form 10-K”)).

*10(d)	—	Third Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated Effective as of September 30, 1997 (incorporated herein by reference to Exhibit 10(d) filed with the 2004 Form 10-K).

Exhibit Number
*10(e)	—	Fourth Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated Effective as of September 30, 1997 (incorporated herein by reference to Exhibit 10(a) filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

*10(f)	—	The Form of The Taubman Realty Group Limited Partnership 1992 Incentive Option Plan Option Agreement (incorporated herein by reference to Exhibit 10(e) filed with the 2004 Form 10-K).

10(g)	—	Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager (incorporated herein by reference to Exhibit 10(f) filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992).

10(h)	—	Amended and Restated Cash Tender Agreement among Taubman Centers, Inc., The Taubman Realty Group Limited Partnership, and A. Alfred Taubman, A. Alfred Taubman, acting not individually but as Trustee of the A. Alfred Taubman Restated Revocable Trust, and TRA Partners, (incorporated herein by reference to Exhibit 10 (a) filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (“2000 Second Quarter Form 10-Q”)).

*10(i)	—	Supplemental Retirement Savings Plan (incorporated herein by reference to Exhibit 10(i) filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994).

*10(j)	—	The Taubman Company Long-Term Compensation Plan (as amended and restated effective January 1, 2000) (incorporated herein by reference to Exhibit 10 (c) filed with the 2000 Second Quarter Form 10-Q).

*10(k)	—	First Amendment to the Taubman Company Long-Term Compensation Plan (as amended and restated effective January 1, 2000)(incorporated herein by reference to Exhibit 10(m) filed with the 2004 Form 10-K).

*10(l)	—	Second Amendment to the Taubman Company Long-Term Performance Compensation Plan (as amended and restated effective January 1, 2000)(incorporated herein by reference to Exhibit 10(n) filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

*10(m)	—	The Taubman Company 2005 Long-Term Incentive Plan (incorporated herein by reference to the Form DEF14A filed with the Securities and Exchange Commission on April 5, 2005).

*10(n)	—	Employment Agreement between The Taubman Company Limited Partnership and Lisa A. Payne (incorporated herein by reference to Exhibit 10 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

*10(o)	—	Amended and Restated Change of Control Employment Agreement, dated December 18, 2008, by and among the Company, Taubman Realty Group Limited Partnership, and Lisa A. Payne (revised for Code Section 409A compliance) (incorporated herein by reference to Exhibit 10(o) filed with the 2008 Form 10-K).

*10(p)	—	Form of Amended and Restated Change of Control Employment Agreement, dated December 18, 2008 (revised for Code Section 409A compliance) (incorporated herein by reference to Exhibit 10(p) filed with the 2008 Form 10-K).

10(q)	—	Second Amended and Restated Continuing Offer, dated as of May 16, 2000. (incorporated herein by reference to Exhibit 10 (b) filed with the 2000 Second Quarter Form 10-Q).

10(r)	—	The Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership dated September 30, 1998 (incorporated herein by reference to Exhibit 10 filed with the Registrant’s Quarterly Report on Form 10-Q dated September 30, 1998).

10(s)	—	Annex to Second Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership.

Exhibit Number
10(t)	—	Annex II to Second Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership (incorporated herein by reference to Exhibit 10(p) filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10(u)	—	Annex III to The Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership, dated as of May 27, 2004 (incorporated by reference to Exhibit 10(c) filed with the 2004 Second Quarter Form 10-Q).

10(v)	—	First Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership effective as of September 30, 1998.

10(w)	—	Second Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership effective as of September 3, 1999 (incorporated herein by reference to Exhibit 10(a) filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10(x)	—	Third Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership, dated May 2, 2003 (incorporated herein by reference to Exhibit 10(a) filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10(y)	—	Fourth Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership, dated December 31, 2003 (incorporated herein by reference to Exhibit 10(x) filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10(z)	—	Fifth Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership, dated February 1, 2005 (incorporated herein by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on February 7, 2005).

10(aa)	—	Sixth Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership, dated March 29, 2006 (incorporated herein by reference to Exhibit 10 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

10(ab)	—	Seventh Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership, dated December 14, 2007 (incorporated herein by reference to Exhibit 10(z) filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10(ac)	—	Amended and Restated Shareholders’ Agreement dated as of October 30, 2001 among Taub-Co Management, Inc., The Taubman Realty Group Limited Partnership, The A. Alfred Taubman Restated Revocable Trust, and Taub-Co Holdings LLC (incorporated herein by reference to Exhibit 10(q) filed with the 2001 Form 10-K).

*10(ad)	—	The Taubman Realty Group Limited Partnership and The Taubman Company LLC Election and Option Deferral Agreement (incorporated herein by reference to Exhibit 10(r) filed with the 2001 Form 10-K).

10(ae)	—	Operating Agreement of Taubman Land Associates, a Delaware Limited Liability Company, dated October 20, 2006 (incorporated herein by reference to Exhibit 10(ab) filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”)).

10(af)	—	Amended and Restated Agreement of Partnership of Sunvalley Associates, a California general partnership (incorporated herein by reference to Exhibit 10(a) filed with the Registrant’s Amended Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2002).

Exhibit Number
*10(ag)	—	Summary of Compensation for the Board of Directors of Taubman Centers, Inc. (incorporated herein by reference to Exhibit 10(ae) filed with the 2006 Form 10-K).

*10(ah)	—	The Form of The Taubman Company Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K dated May 18, 2005).

*10(ai)	—	The Taubman Centers, Inc. Non-Employee Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K dated May 18, 2005).

*10(aj)	—	The Form of The Taubman Centers, Inc. Non-Employee Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K dated May 18, 2005).

*10(ak)	—	Amended and Restated Limited Liability Company Agreement of Taubman Properties Asia LLC, a Delaware Limited Liability Company (incorporated herein by reference to Exhibit 10(a) filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

*10(al)	—	First Amendment to the Taubman Centers, Inc. Non-Employee Directors’ Deferred Compensation Plan (incorporated herein by reference to Exhibit 10(c) filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

*10(am)	—	The Taubman Company 2008 Omnibus Long-Term Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s Proxy Statement on Schedule 14A, filed with the Commission on April 15, 2008).

*10(an)	—	Letter Agreement regarding the Amended and Restated Limited Liability Company Agreement of Taubman Properties Asia LLC, a Delaware Limited Liability Company, dated November 25, 2008 (incorporated herein by reference to Exhibit 10(am) filed with the 2008 Form 10-K).

*10(ao)	—	Second Amendment to the Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager, dated December 23, 2008 (incorporated herein by reference to Exhibit 10(an) filed with the 2008 Form 10-K).

*10(ap)	—	Form of Taubman Centers, Inc. Non-Employee Directors’ Deferred Compensation Plan Amendment Agreement (revised for Code Section 409A compliance) (incorporated herein by reference to Exhibit 10(ap) filed with the 2008 Form 10-K).

*10(aq)	—	First Amendment to The Taubman Company Supplemental Retirement Savings Plan, dated December 12, 2008 (revised for Code Section 409A compliance) (incorporated herein by reference to Exhibit 10(aq) filed with the 2008 Form 10-K).

*10(ar)	—	Amendment to The Taubman Centers, Inc. Change of Control Severance Program, dated December 12, 2008 (revised for Code Section 409A compliance) (incorporated herein by reference to Exhibit 10(ar) filed with the 2008 Form 10-K).

*10(as)	—	Form of The Taubman Company Long-Term Performance Compensation Plan Amendment Agreement (revised for Code Section 409A compliance) (incorporated herein by reference to Exhibit 10(as) filed with the 2008 Form 10-K).

*10(at)	—	Amendment to Employment Agreement, dated December 22, 2008, for Lisa A. Payne (revised for Code Section 409A compliance) (incorporated herein by reference to Exhibit 10(at) filed with the 2008 Form 10-K).

*10(au)	—	First Amendment to the Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager, dated September 30, 1998 (incorporated herein by reference to Exhibit 10(au) filed with the 2008 Form 10-K).

*10(av)	—	The Form of Fair Competition Agreement, by and between the Company and various officers of the Company (incorporated herein by reference to Exhibit 10(a) filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

Exhibit Number
*10(aw)	—	Separation Agreement and Release, dated October 4, 2009, for Morgan Parker.

*10(ax)	—	Assignment of Membership Interest in Taubman Properties Asia LLC between Morgan Parker and Taubman Asia Management II LLC, dated October 4, 2009.

10(ay)	—	Settlement Agreement between Raymond Road Associates, LLC, BBS Development, LLC, and Blue Back Square, LLC and The Taubman Company LLC, West Farms Associates, and West Farms Mall, LLC, dated December 8, 2009.

*10(az)	—	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10(a) filed with the Registrant’s Current Report on Form 8-K dated March 10, 2009).

*10(ba)	—	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Option Award Agreement (incorporated by reference to Exhibit 10(b) filed with the Registrant’s Current Report on Form 8-K dated March 10, 2009).

*10(bb)	—	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Restricted and Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10(c) filed with the Registrant’s Current Report on Form 8-K dated March 10, 2009).

*10(bc)	—	Summary of modification to the Employment Agreement between The Taubman Company Asia Limited and Morgan Parker (incorporated herein by reference to Exhibit 10(ao) filed with the 2008 Form 10-K).

12	—	Statement Re: Computation of Taubman Centers, Inc. Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

21	—	Subsidiaries of Taubman Centers, Inc.

23	—	Consent of Independent Registered Public Accounting Firm.

31(a)	—	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	—	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(a)	—	Debt Maturity Schedule.

99(b)	—	Real Estate and Accumulated Depreciation Schedule of the Unconsolidated Joint Ventures of The Taubman Realty Group Limited Partnership.

*	A management contract or compensatory plan or arrangement required to be filed.

Note:	The Company has not filed certain instruments with respect to long-term debt that did not exceed 10% of the Company’s total assets on a consolidated basis. A copy of such instruments will be furnished to the Commission upon request.