Form 10-Q
period 2010-04-23
TAUBMAN CENTERS INC
filed 2010-04-30
CIK 890319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2010
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

☐Yes ☒ No

As of April 29, 2010, there were outstanding 54,584,339 shares of the Company's common stock, par value $0.01 per share.

TAUBMAN CENTERS, INC.
CONTENTS

TAUBMAN CENTERS, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	March 31 2010	December 31 2009
Assets:
Properties	$3,486,633	$3,496,853
Accumulated depreciation and amortization	(1,118,665)	(1,100,610)
	$2,367,968	$2,396,243
Investment in Unconsolidated Joint Ventures (Note 3)	87,111	89,804
Cash and cash equivalents	13,746	16,176
Accounts and notes receivable, less allowance for doubtful accounts of $7,769 and $6,894 in 2010 and 2009	41,676	44,503
Accounts receivable from related parties	2,087	1,558
Deferred charges and other assets	59,677	58,569
	$2,572,265	$2,606,853
Liabilities:
Notes payable (Note 4)	$2,692,896	$2,691,019
Accounts payable and accrued liabilities	215,786	230,276
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures (Note 3)	158,430	160,305
	$3,067,112	$3,081,600
Commitments and contingencies (Notes 4, 6, 7, and 8)

Equity:
Taubman Centers, Inc. Shareowners’ Equity:
Series B Non-Participating Convertible Preferred Stock, $0.001 par and liquidation value, 40,000,000 shares authorized, 26,328,326 and 26,359,235 shares issued and outstanding at March 31, 2010 and December 31, 2009	$26	$26
Series G Cumulative Redeemable Preferred Stock, 4,000,000 shares authorized, no par, $100 million liquidation preference, 4,000,000 shares issued and outstanding at March 31, 2010 and December 31, 2009

Series H Cumulative Redeemable Preferred Stock, 3,480,000 shares authorized, no par, $87 million liquidation preference, 3,480,000 shares issued and outstanding at March 31, 2010 and December 31, 2009
Common Stock, $0.01 par value, 250,000,000 shares authorized, 54,440,569 and 54,321,586 shares issued and outstanding at March 31, 2010 and December 31, 2009	544	543
Additional paid-in capital	580,503	579,983
Accumulated other comprehensive income (loss)	(23,246)	(24,443)
Dividends in excess of net income	(901,043)	(884,666)
	$(343,216)	$(328,557)

Noncontrolling interests (Note 5)	(151,631)	(146,190)
	$(494,847)	$(474,747)
	$2,572,265	$2,606,853

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Three Months Ended March 31
	2010	2009
Revenues:
Minimum rents	$83,354	$87,436
Percentage rents	2,074	2,160
Expense recoveries	52,921	56,758
Management, leasing, and development services	3,056	3,556
Other	10,084	7,780
	$151,489	$157,690
Expenses:
Maintenance, taxes, and utilities	$43,076	$44,541
Other operating	17,805	14,965
Restructuring charge (Note 1)		2,461
Management, leasing, and development services	1,593	1,906
General and administrative	7,389	6,888
Interest expense	37,417	36,233
Depreciation and amortization	37,084	36,293
	$144,364	$143,287
Nonoperating income	$149	$235
Income before income tax expense and equity in income of Unconsolidated Joint Ventures	$7,274	$14,638
Income tax expense (Note 2)	(196)	(270)
Equity in income of Unconsolidated Joint Ventures (Note 3)	9,735	10,158
Net income	$16,813	$24,526
Net income attributable to noncontrolling interests (Note 5)	(6,510)	(8,894)
Net income attributable to Taubman Centers, Inc.	$10,303	$15,632
Distributions to participating securities of TRG (Note 7)	(362)	(475)
Preferred stock dividends	(3,658)	(3,658)
Net income attributable to Taubman Centers, Inc. common shareowners	$6,283	$11,499

Net income	$16,813	$24,526
Other comprehensive income:
Unrealized gain on interest rate instruments and other	2,433	216
Reclassification adjustment for amounts recognized in net income	315	317
Comprehensive income	$19,561	$25,059
Comprehensive income attributable to noncontrolling interests	(8,090)	(9,322)
Comprehensive income attributable to Taubman Centers, Inc.	$11,471	$15,737

Basic earnings per common share (Note 9)	$0.12	$0.22

Diluted earnings per common share (Note 9)	$0.11	$0.22

Cash dividends declared per common share	$0.415	$0.415

Weighted average number of common shares outstanding – basic	54,357,122	53,066,910

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(in thousands, except share data)

	Taubman Centers, Inc. Shareowners’ Equity
	Preferred Stock		Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Dividends in Excess of Net Income	Noncontrolling Interests	Total Equity

	Shares	Amount	Shares	Amount

Balance, January 1, 2009	33,909,235	$26	53,018,987	$530	$556,145	$(29,778)	$(726,097)	$(61,034)	$(260,208)

Issuance of stock pursuant to Continuing Offer (Notes 5, 7, and 8)	(10,000)		24,759		4			(4)
Share-based compensation under employee and director benefit plans (Note 7)			76,290	1	1,189				1,190
Dividend equivalents (Note 7)							(69)		(69)
Dividends and distributions							(26,181)	(16,568)	(42,749)

Net income							15,632	8,894	24,526
Other comprehensive income (Note 6):
Unrealized gain (loss) on interest rate instruments and other						(107)		323	216
Reclassification adjustments for amounts recognized in net income						212		105	317
Balance, March 31, 2009	33,899,235	$26	53,120,036	$531	$557,338	$(29,673)	$(736,715)	$(68,284)	$(276,777)

Balance, January 1, 2010	33,839,235	$26	54,321,586	$543	$579,983	$(24,443)	$(884,666)	$(146,190)	$(474,747)

Issuance of stock pursuant to Continuing Offer (Notes 5, 7, and 8)	(30,909)		30,910		(864)	29		835
Share-based compensation under employee and director benefit plans (Note 7)			88,073	1	1,384				1,385
Dividend equivalents (Note 7)							(47)		(47)
Dividends and distributions							(26,633)	(14,366)	(40,999)

Net income							10,303	6,510	16,813
Other comprehensive income (Note 6):
Unrealized gain on interest rate instruments and other						956		1,477	2,433
Reclassification adjustment for amounts recognized in net income						212		103	315
Balance, March 31, 2010	33,808,326	$26	54,440,569	$544	$580,503	$(23,246)	$(901,043)	$(151,631)	$(494,847)

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Three Months Ended March 31
	2010	2009
Cash Flows From Operating Activities:
Net income	$16,813	$24,526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,084	36,293
Provision for bad debts	1,204	1,654
Other	2,150	2,537
Increase (decrease) in cash attributable to changes in assets and liabilities:
Receivables, deferred charges, and other assets	392	853
Accounts payable and other liabilities	(8,275)	(20,782)
Net Cash Provided By Operating Activities	$49,368	$45,081

Cash Flows From Investing Activities:
Additions to properties	$(10,898)	$(13,681)
Repayments of notes receivable	292
Issuances of notes receivable	(2,948)
Contributions to Unconsolidated Joint Ventures	(3,772)	(1,230)
Distributions from Unconsolidated Joint Ventures in excess of income	4,924	2,118
Other	73	773
Net Cash Used In Investing Activities	$(12,329)	$(12,020)

Cash Flows From Financing Activities:
Debt proceeds	$5,605	$16,405
Debt payments	(3,540)	(3,407)
Issuance of common stock and/or partnership units in connection with incentive plans	(492)	(1,204)
Distributions to noncontrolling interests in TRG	(14,366)	(16,568)
Distributions to participating securities of TRG	(362)	(475)
Cash dividends to preferred shareowners	(3,658)	(3,658)
Cash dividends to common shareowners	(22,585)	(44,047)
Other	(71)	(516)
Net Cash Used In Financing Activities	$(39,469)	$(53,470)

Net Decrease In Cash and Cash Equivalents	$(2,430)	$(20,409)

Cash and Cash Equivalents at Beginning of Period	16,176	59,188

Cash and Cash Equivalents at End of Period	$13,746	$38,779

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Interim Financial Statements

General

Taubman Centers, Inc. (the Company or TCO) is a Michigan corporation that operates as a self-administered and self-managed real estate investment trust (REIT). The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG) is a majority-owned partnership subsidiary of TCO that owns direct or indirect interests in all of the company’s real estate properties. In this report, the term “Company" refers to TCO, the Operating Partnership, and/or the Operating Partnership's subsidiaries as the context may require. The Company engages in the ownership, management, leasing, acquisition, disposition, development, and expansion of regional and super-regional retail shopping centers and interests therein. The Company’s owned portfolio as of March 31, 2010 included 23 urban and suburban shopping centers in ten states.

Taubman Properties Asia LLC and its subsidiaries (Taubman Asia), which is the platform for the Company’s expansion into the Asia-Pacific region, is headquartered in Hong Kong.

The unaudited interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. The results of interim periods are not necessarily indicative of the results for a full year.

Dollar amounts presented in tables within the notes to the financial statements are stated in thousands, except share data or as otherwise noted. Certain reclassifications have been made to 2009 amounts to conform with current year classifications.

Consolidation

The consolidated financial statements of the Company include all accounts of the Company, the Operating Partnership, and its consolidated subsidiaries, including The Taubman Company LLC (the Manager) and Taubman Asia.

Investments in entities not controlled but over which the Company may exercise significant influence (Unconsolidated Joint Ventures or UJVs) are accounted for under the equity method. The Company has evaluated its investments in the Unconsolidated Joint Ventures under guidance for determining whether an entity is a variable interest entity, including new amendments to ASC Topic 810 "Consolidation" that became effective January 1, 2010, and has concluded that the ventures are not variable interest entities. Accordingly, the Company accounts for its interests in these entities under general accounting standards for investments in real estate ventures (including guidance for determining effective control of a limited partnership or similar entity). The Company’s partners or other owners in these Unconsolidated Joint Ventures have substantive participating rights including approval rights over annual operating budgets, capital spending, financing, admission of new partners/members, or sale of the properties and the Company has concluded that the equity method of accounting is appropriate for these interests. Specifically, the Company’s 79% investment in Westfarms is through a general partnership in which the other general partners have approval rights over annual operating budgets, capital spending, refinancing, or sale of the property.

Ownership

In addition to the Company’s common stock, there are three classes of preferred stock (Series B, G, and H) outstanding as of March 31, 2010. Dividends on the 8% Series G and 7.625% Series H Preferred Stock are cumulative and are paid on the last day of each calendar quarter. The Company owns corresponding Series G and Series H Preferred Equity interests in the Operating Partnership that entitle the Company to income and distributions (in the form of guaranteed payments) in amounts equal to the dividends payable on the Company’s Series G and Series H Preferred Stock.

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

The Operating Partnership

At March 31, 2010, the Operating Partnership’s equity included three classes of preferred equity (Series F, G, and H) and the net equity of the partnership unitholders. Net income and distributions of the Operating Partnership are allocable first to the preferred equity interests, and the remaining amounts to the general and limited partners in the Operating Partnership in accordance with their percentage ownership. The Series G and Series H Preferred Equity are owned by the Company and are eliminated in consolidation. The Series F Preferred Equity is owned by an institutional investor and accounted for as a noncontrolling interest of the Company.

The Company's ownership in the Operating Partnership at March 31, 2010 consisted of a 67% managing general partnership interest, as well as the Series G and H Preferred Equity interests. The Company's average ownership percentage in the Operating Partnership for the three months ended March 31, 2010 and 2009 was 67%. At March 31, 2010, the Operating Partnership had 80,787,345 partnership units outstanding, of which the Company owned 54,440,569 units.

Finite Life Entities

ASC Topic 480, “Distinguishing Liabilities from Equity” establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. At March 31, 2010, the Company held controlling interests in consolidated entities with specified termination dates in 2081 and 2083. The noncontrolling owners’ interests in these entities are to be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entity. The estimated fair value of these noncontrolling interests was approximately $107.3 million at March 31, 2010, compared to a book value of $(98.7) million that is classified in Noncontrolling Interests in the Company’s Consolidated Balance Sheet.

Restructuring

In 2009, in response to the decreased level of active projects due to the downturn in the economy, the Company reduced its workforce by about 40 positions, primarily in areas that directly or indirectly affect its development initiatives in the U.S. and Asia. The charge for the three months ended March 31, 2009 was $2.5 million, which primarily represented the cost of terminations of personnel.

Note 2 – Income Taxes

Income Tax Expense

The Company’s state income tax expense for the three months ended March 31, 2010 and 2009 is as follows:

	2010	2009
Current	$275	$318
Deferred	(79)	(48)
Total income tax expense	$196	$270

The Company had no federal or foreign income tax during these periods as a result of net operating losses incurred by the Company’s Taxable REIT Subsidiaries.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

Deferred Taxes

Deferred tax assets and liabilities as of March 31, 2010 and December 31, 2009 are as follows:

	2010	2009
Deferred tax assets:
Federal	$8,873	$8,697
Foreign	1,769	1,513
State	6,410	6,467
Total deferred tax assets	$17,052	$16,677
Valuation allowances	(9,562	(9,090)
Net deferred tax assets	$7,490	$7,587
Deferred tax liabilities:
Federal	$615	$615
State	4,233	4,396
Total deferred tax liabilities	$4,848	$5,011

The Company believes that it is more likely than not the results of future operations will generate sufficient taxable income to recognize the net deferred tax assets. These future operations are primarily dependent upon the Manager’s profitability, the timing and amounts of gains on land sales, the profitability of the Company’s Asian operations, the future profitability of the Company’s unitary filing group for Michigan Business Tax purposes, and other factors affecting the results of operations of the Taxable REIT Subsidiaries. The valuation allowances relate to net operating loss carryforwards and tax basis differences where there is uncertainty regarding their realizability.

Note 3 – Investments in Unconsolidated Joint Ventures

General Information

The Company owns beneficial interests in joint ventures that own shopping centers. The Operating Partnership is the direct or indirect managing general partner or managing member of these Unconsolidated Joint Ventures, except for the ventures that own Arizona Mills, The Mall at Millenia, and Waterside Shops.

Shopping Center	Ownership as of March 31, 2010 and December 31, 2009
Arizona Mills	50%
Fair Oaks	50
The Mall at Millenia	50
Stamford Town Center	50
Sunvalley	50
Waterside Shops	25
Westfarms	79

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

Combined Financial Information

Combined balance sheet and results of operations information is presented in the following table for the Unconsolidated Joint Ventures, followed by the Operating Partnership's beneficial interest in the combined operations information. Beneficial interest is calculated based on the Operating Partnership's ownership interest in each of the Unconsolidated Joint Ventures.

	March 31 2010	December 31 2009
Assets:
Properties	$1,094,086	$1,094,963
Accumulated depreciation and amortization	(402,713)	(396,518)
	$691,373	$698,445
Cash and cash equivalents	11,524	18,544
Accounts and notes receivable, less allowance for doubtful accounts of $1,383 and $1,703 in 2010 and 2009	22,717	26,982
Deferred charges and other assets	21,508	22,310
	$747,122	$766,281

Liabilities and accumulated deficiency in assets:
Notes payable	$1,089,844	$1,092,806
Accounts payable and other liabilities	37,613	50,615
TRG's accumulated deficiency in assets	(205,346)	(205,566)
Unconsolidated Joint Venture Partners' accumulated deficiency in assets	(174,989)	(171,574)
	$747,122	$766,281

TRG's accumulated deficiency in assets (above)	$(205,346)	$(205,566)
TRG basis adjustments, including elimination of intercompany profit	69,820	70,371
TCO's additional basis	64,207	64,694
Net Investment in Unconsolidated Joint Ventures	$(71,319)	$(70,501)
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures	158,430	160,305
Investment in Unconsolidated Joint Ventures	$87,111	$89,804

	Three Months Ended March 31
	2010	2009
Revenues	$63,340	$66,090
Maintenance, taxes, utilities, and other operating expenses	$20,830	$23,005
Interest expense	15,818	15,948
Depreciation and amortization	9,292	9,203
Total operating costs	$45,940	$48,156
Nonoperating income	12	54
Net income	$17,412	$17,988

Net income attributable to TRG	$9,893	$10,260
Realized intercompany profit, net of depreciation on TRG’s basis adjustments	329	385
Depreciation of TCO's additional basis	(487)	(487)
Equity in income of Unconsolidated Joint Ventures	$9,735	$10,158

Beneficial interest in Unconsolidated Joint Ventures’ operations:
Revenues less maintenance, taxes, utilities, and other operating expenses	$23,415	$23,948
Interest expense	(8,202)	(8,284)
Depreciation and amortization	(5,478)	(5,506)
Equity in income of Unconsolidated Joint Ventures	$9,735	$10,158

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

The estimated fair value of the Unconsolidated Joint Ventures’ notes payable was $1.1 billion at March 31, 2010 and December 31, 2009.

Note 4 – Beneficial Interest in Debt and Interest Expense

The Operating Partnership's beneficial interest in the debt, capitalized interest, and interest expense of its consolidated subsidiaries and its Unconsolidated Joint Ventures is summarized in the following table. The Operating Partnership's beneficial interest in the consolidated subsidiaries excludes debt and interest related to the noncontrolling interests in Cherry Creek Shopping Center (50%), International Plaza (49.9%), The Pier Shops (22.5%), The Mall at Wellington Green (10%), and MacArthur Center (MacArthur) (5%).

	At 100%		At Beneficial Interest
	Consolidated Subsidiaries	Unconsolidated Joint Ventures	Consolidated Subsidiaries	Unconsolidated Joint Ventures
Debt as of:
March 31, 2010	$2,692,896	$1,089,844	$2,333,940	$558,047
December 31, 2009	2,691,019	1,092,806	2,332,030	559,817

Capitalized interest:
Three months ended March 31, 2010	$15		$15
Three months ended March 31, 2009	305	$23	295	$11

Interest expense:
Three months ended March 31, 2010	$37,417	$15,818	$32,197	$8,202
Three months ended March 31, 2009	36,233	15,948	31,360	8,284

Debt Covenants and Guarantees

Certain loan agreements contain various restrictive covenants, including a minimum net worth requirement, a maximum payout ratio on distributions, a minimum debt yield ratio, a maximum leverage ratio, minimum interest coverage ratios and a minimum fixed charges coverage ratio, the latter being the most restrictive. Other than The Pier Shops’ loan, which is in default, the Operating Partnership is in compliance with all of its covenants and loan obligations as of March 31, 2010. The default on this loan did not trigger any cross defaults on the Company’s lines of credit or any other indebtedness. The maximum payout ratio on distributions covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain the Company's tax status, pay preferred distributions, and for distributions related to the sale of certain assets.

Payments of principal and interest on the loans in the following table are guaranteed by the Operating Partnership as of March 31, 2010.

Center	Loan Balance as of 3/31/10	TRG's Beneficial Interest in Loan Balance as of 3/31/10	Amount of Loan Balance Guaranteed by TRG as of 3/31/10	% of Loan Balance Guaranteed by TRG	% of Interest Guaranteed by TRG
	(in millions)
Dolphin Mall	$50.0	$50.0	$50.0	100%	100%
Fairlane Town Center	80.0	80.0	80.0	100%	100%
Twelve Oaks Mall	–	–	–	100%	100%

The Operating Partnership has also guaranteed certain obligations of Partridge Creek, which is encumbered by a $73.8 million recourse construction loan.

The Company is required to escrow cash balances for specific uses stipulated by certain of its lenders. As of March 31, 2010 and December 31, 2009, the Company’s cash balances restricted for these uses were $6.0 million and $3.5 million, respectively. Such amounts are included within Deferred Charges and Other Assets in the Company’s Consolidated Balance Sheet.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

Debt Maturing in 2010

The Company is currently working on the refinancing of the Partridge Creek, MacArthur, and Arizona Mills loans, which mature in 2010. The new Partridge Creek and MacArthur loans are expected to have 10-year terms. The proceeds on all three loans are expected to be equal to or in excess of the current principal amounts.

The Pier Shops Loan Default

The $135 million loan encumbering The Pier Shops is currently in default. Under the terms of the agreement, interest accrues at the original stated rate of 6.01% plus a 4% default rate. The Company will continue to record the operations of the center in its results until the loan obligation is extinguished upon transfer of the title of The Pier Shops (Note 8).

Note 5 – Noncontrolling Interests

As of March 31, 2010 and December 31, 2009, noncontrolling interests in the Company are comprised of the ownership interests of (1) noncontrolling interests in the Operating Partnership and (2) the noncontrolling interests in joint ventures controlled by the Company through ownership or contractual arrangements. These noncontrolling interests reported in equity are not subject to any mandatory redemption requirements or other redemption features outside of the Company's control that would result in presentation outside of permanent equity pursuant to general accounting standards regarding the classification and measurement of redeemable equity instruments.

The net equity balance of the noncontrolling interests as of March 31, 2010 and December 31, 2009 includes the following:

	2010	2009
Noncontrolling interests:
Noncontrolling interests in consolidated joint ventures	$(99,804)	$(100,014)
Noncontrolling interests in partnership equity of TRG	(81,044)	(75,393)
Preferred equity of TRG	29,217	29,217
	$(151,631)	$(146,190)

Net income attributable to the noncontrolling interests for the three months ended March 31, 2010 and March 31, 2009 includes the following:

	2010	2009
Net income attributable to noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	$(2,013)	$(1,693)
TRG Series F preferred distributions	(615)	(615)
Noncontrolling share of income of TRG	(3,882)	(6,586)
	$(6,510)	$(8,894)

Equity Transactions

The following schedule presents the effects of changes in Taubman Centers, Inc.’s ownership interest in consolidated subsidiaries on Taubman Centers, Inc.’s equity for the three months ended March 31, 2010 and March 31, 2009:

	2010	2009
Net income attributable to Taubman Centers, Inc. common shareowners	$6,283	$11,499
Transfers (to) from the noncontrolling interest –
Increase in Taubman Centers, Inc.’s paid-in capital for the acquisition of additional units of TRG under the Continuing Offer	(835)	(4)
Net transfers (to) from noncontrolling interests	(835)	(4)
Change from net income attributable to Taubman Centers, Inc. and transfers (to) from noncontrolling interests	$5,448	$11,495

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

Note 6 – Derivative and Hedging Activities

Risk Management Objective and Strategies for Using Derivatives

The Company uses derivative instruments, such as interest rate swaps and interest rate caps, primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. The Company may also enter into forward starting swaps or treasury lock agreements to set the effective interest rate on a planned fixed-rate financing. The Company’s interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. In a forward starting swap or treasury lock agreement that the Company cash settles in anticipation of a fixed rate financing or refinancing, the Company will receive or pay an amount equal to the present value of future cash flow payments based on the difference between the contract rate and market rate on the settlement date.

The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedging instruments under the accounting requirements for derivatives and hedging.

As of March 31, 2010, the Company has exposure to three outstanding derivatives. Two of the derivatives are receive-variable/pay-fixed interest rate swaps held by 50% owned Unconsolidated Joint Ventures that have total notional balances of $250 million and $30 million with swapped rates, including credit spreads, of 4.22% expiring April 2011 and 5.95% expiring November 2012, respectively. The third derivative is a receive-variable/pay-fixed interest rate swap held by a 50.1% owned consolidated joint venture with a total notional balance of $325 million with a swap rate, including credit spread, of 5.01% expiring January 2011. All three of the swaps have been designated and are expected to be effective as cash flow hedges of the interest payments on the associated debt.

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

The Company expects that approximately $13.6 million of the AOCI of Taubman Centers, Inc. and the noncontrolling interests will be reclassified from AOCI and recognized as a reduction of income in the following 12 months.

As of March 31, 2010, the Company had $3.6 million of net realized losses included in AOCI resulting from settled derivative instruments, which were designated as cash flow hedges, that are being recognized as a reduction of income over the term of the hedged debt.

The tables below present the effect of derivative instruments on the Company’s Consolidated Statement of Operations and Comprehensive Income for the three months ended March 31, 2010 and March 31, 2009. The tables include the location and amount of unrealized gains and losses on outstanding derivative instruments in cash flow hedging relationships and the location and amount of realized losses reclassified from AOCI into income resulting from settled derivative instruments associated with hedged debt.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

During the three months ended March 31, 2010 and March 31, 2009 the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
	Three months ended March 31			Three months ended March 31
	2010	2009		2010	2009
Derivatives in cash flow hedging relationships:
Interest rate contract – consolidated subsidiaries	$2,032	$754	Interest Expense	$(2,948)	$(2,671)
Interest rate contracts – UJVs	240	(37)	Equity in Income of UJVs	(989)	(869)
Total derivatives in cash flow hedging relationships	$2,272	$717		$(3,937)	$(3,540)

Realized losses on settled cash flow hedges:
Interest rate contracts – consolidated subsidiaries			Interest Expense	$(221)	$(221)
Interest rate contract – UJVs			Equity in Income of UJVs	(94)	(94)
Total realized losses on settled cash flow hedges				$(315)	$(315)

The Company records all derivative instruments at fair value in the Consolidated Balance Sheet. The following table presents the location and fair value of the Company’s derivative financial instruments as reported in the Consolidated Balance Sheet as of March 31, 2010 and December 31, 2009. As of March 31, 2010 and December 31, 2009 the Company does not have any derivatives in an asset position.

		Liability Derivatives
	Consolidated Balance Sheet Location	March 31 2010	December 31 2009
Derivatives designated as hedging instruments:
Interest rate contract – consolidated subsidiaries	Accounts Payable and Accrued Liabilities	$8,754	$10,786
Interest rate contracts – UJVs	Investment in UJVs	4,218	4,458
Total designated as hedging instruments		$12,972	$15,244
Total derivatives		$12,972	$15,244

Contingent Features

As of March 31, 2010 and December 31, 2009, all three of the Company's outstanding derivatives contain provisions that state if the hedged entity defaults on any of its indebtedness in excess of $1 million, then the derivative obligation could also be declared in default. In addition, one of the three outstanding derivatives contains a provision that if the Operating Partnership defaults on any of its indebtedness in excess of $1 million, then the derivative obligation could also be declared in default. Although the Company is currently in default on the debt relating to The Pier Shops, the Company is not in default on any debt obligations that would trigger a credit risk related default on its current outstanding derivatives.

As of March 31, 2010 and December 31, 2009, the fair value of derivative instruments with credit-risk-related contingent features that are in a liability position was $13.0 million and $15.2 million, respectively. As of March 31, 2010 and December 31, 2009, the Company was not required to post any collateral related to these agreements. If the Company breached any of these provisions it would be required to settle its obligations under the agreements at their fair value. See Note 10 for fair value information on derivatives.

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

The compensation cost charged to income for the Company’s share-based compensation plans was $1.5 million and $1.7 million for the three months ended March 31, 2010 and 2009, respectively. Compensation cost capitalized as part of properties and deferred leasing costs was approximately $0.1 million for the three months ended March 31, 2010 and March 31, 2009.

Options

A summary of option activity for the three months ended March 31, 2010 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Range of Exercise Prices
Outstanding at January 1, 2010	1,629,609	$35.24	6.8	$13.83 - $55.90
Exercised	(20,000)	29.38
Outstanding at March 31, 2010	1,609,609	$35.31	6.6	$13.83 - $55.90

Fully vested options at March 31, 2010	1,304,426	$35.22	6.7

The aggregate intrinsic value (the difference between the period end stock price and the option exercise price) of in-the-money options outstanding and in-the-money fully vested options as of March 31, 2010 was $13.6 million and $11.3 million, respectively.

The total intrinsic value of options exercised during the three months ended March 31, 2010 was $0.2 million. Cash received from option exercises for the three months ended March 31, 2010 was $0.6 million. No options were exercised during the three months ended March 31, 2009.

As of March 31, 2010 there were 0.3 million nonvested options outstanding, and $0.5 million of total unrecognized compensation cost related to nonvested options. That cost is expected to be recognized over a weighted average period of 1.4 years.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

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

Performance Share Units

No Performance Share Units (PSU) were granted during the three months ended March 31, 2010. Outstanding PSU as of March 31 and January 1, 2010 were 196,943. None of the PSU outstanding at March 31, 2010 were vested. As of March 31, 2010, there was $2.0 million of total unrecognized compensation cost related to nonvested PSU outstanding. This cost is expected to be recognized over an average period of 1.9 years.

Restricted Share Units

A summary of Restricted Share Units (RSU) activity for the three months ended March 31, 2010 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2010	567,110	$24.92
Redeemed	(88,176)	56.46
Forfeited	(2,057)	14.71
Outstanding at March 31, 2010	476,877	$19.13

All of the RSU outstanding at March 31, 2010 were nonvested. As of March 31, 2010, there was $3.5 million of total unrecognized compensation cost related to nonvested RSU outstanding. This cost is expected to be recognized over an average period of 1.5 years.

Note 8 – Commitments and Contingencies

Cash Tender

At the time of the Company's initial public offering and acquisition of its partnership interest in the Operating Partnership in 1992, the Company entered into an agreement (the Cash Tender Agreement) with A. Alfred Taubman, who owns an interest in the Operating Partnership, whereby he has the annual right to tender to the Company partnership units in the Operating Partnership (provided that the aggregate value is at least $50 million) and cause the Company to purchase the tendered interests at a purchase price based on a market valuation of the Company on the trading date immediately preceding the date of the tender. At A. Alfred Taubman's election, his family and certain others may participate in tenders. The Company will have the option to pay for these interests from available cash, borrowed funds, or from the proceeds of an offering of the Company's common stock. Generally, the Company expects to finance these purchases through the sale of new shares of its stock. The tendering partner will bear all market risk if the market price at closing is less than the purchase price and will bear the costs of sale. Any proceeds of the offering in excess of the purchase price will be for the sole benefit of the Company. The Company accounts for the Cash Tender Agreement between the Company and Mr. Taubman as a freestanding written put option. As the option put price is defined by the current market price of the Company's stock at the time of tender, the fair value of the written option defined by the Cash Tender Agreement is considered to be zero.

Based on a market value at March 31, 2010 of $39.92 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $1.0 billion. The purchase of these interests at March 31, 2010 would have resulted in the Company owning an additional 31% interest in the Operating Partnership.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

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

In April 2009, two restaurant owners, their two restaurants, and their principal filed a lawsuit in United States District Court for the Eastern District of Pennsylvania (Case No. CV01619) against Atlantic Pier Associates LLC ("APA", the owner of the leasehold interest in The Pier Shops), the Operating Partnership, Taubman Centers, Inc., the owners of APA and certain affiliates of such owners, and a former employee of one of such affiliates. The plaintiffs are alleging the defendants misrepresented and concealed the status of certain tenant leases at The Pier Shops and that such status was relied upon by the plaintiffs in making decisions about their own leases. The plaintiffs are seeking damages exceeding $20 million, rescission of their leases, exemplary or punitive damages, costs and expenses, attorney’s fees, return of certain rent, and other relief as the court may determine. The lawsuit is in its early legal stages and the defendants are vigorously defending it. The outcome of this lawsuit cannot be predicted with any certainty and management is currently unable to estimate an amount or range of potential loss that could result if an unfavorable outcome occurs.

While management does not believe that an adverse outcome in either or both of the above lawsuits would have a material adverse effect on the Company's financial condition, there can be no assurance that adverse outcomes would not have material effects on the Company's results of operations for any particular period.

In April 2010, the holder of the mortgage on The Pier Shops filed a mortgage foreclosure complaint in the United States District Court for the District of New Jersey (Case No. CV01755) against APA. The plaintiff seeks to establish the amounts due under The Pier Shops’ mortgage loan agreement, foreclose all right, title, and lien which APA has in The Pier Shops’ leasehold interest, obtain possession of the property, and order a foreclosure sale of the property to satisfy the amounts due under the loan. The foreclosure process is not in the Company’s control, but the Company anticipates that the foreclosure will be completed at the end of the second quarter or early in the third quarter of 2010, at which time ownership of The Pier Shops will be transferred in satisfaction of the obligations under the debt.

Other

See Note 4 for the Operating Partnership's guarantees of certain notes payable and other obligations, Note 6 for contingent features relating to derivative instruments, and Note 7 for obligations under existing share-based compensation plans.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

Note 9 – Earnings Per Share

Basic earnings per share amounts are based on the weighted average of common shares outstanding for the respective periods. Diluted earnings per share amounts are based on the weighted average of common shares outstanding plus the dilutive effect of potential common stock. Potential common stock includes outstanding partnership units exchangeable for common shares under the Continuing Offer (Note 8), outstanding options for partnership units, PSU, RSU, deferred shares under the Non-Employee Directors’ Deferred Compensation Plan, and unissued partnership units under a unit option deferral election. In computing the potentially dilutive effect of potential common stock, partnership units are assumed to be exchanged for common shares under the Continuing Offer, increasing the weighted average number of shares outstanding. The potentially dilutive effects of partnership units outstanding and/or issuable under the unit option deferral elections are calculated using the if-converted method, while the effects of other potential common stock are calculated using the treasury method. Contingently issuable shares are included in diluted EPS based on the number of shares, if any, that would be issuable if the end of the reporting period were the end of the contingency period.

As of March 31, 2010, there were 8.6 million partnership units outstanding and 0.9 million unissued partnership units under unit option deferral elections that may be exchanged for common shares of the Company under the Continuing Offer. These outstanding partnership units and unissued units were excluded from the computation of diluted earnings per share as they were anti-dilutive in all periods presented.

	Three Months Ended March 31
	2010	2009
Net income attributable to Taubman Centers, Inc. common shareowners (Numerator)-
Basic	$6,283	$11,499
Impact of additional ownership of TRG	48	16
Diluted	$6,331	$11,515

Shares (Denominator) – basic	54,357,122	53,066,910
Effect of dilutive securities	1,011,785	199,049
Shares (Denominator) – diluted	55,368,907	53,265,959

Earnings per common share – basic	$0.12	$0.22
Earnings per common share – diluted	$0.11	$0.22

Note 10 – Fair Value Disclosures

This note contains required fair value disclosures for assets and liabilities remeasured at fair value on a recurring basis and financial instruments carried at other than fair value, as well as assumptions employed in deriving these fair values.

Recurring Valuations

Derivative Instruments

The fair value of interest rate hedging instruments is the amount that the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the reporting date. The Company’s valuations of its derivative instruments are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative, and therefore fall into Level 2 of the fair value hierarchy. The valuations reflect the contractual terms of the derivatives, including the period to maturity, and use observable market-based inputs, including forward curves. The fair values of interest rate hedging instruments also incorporate credit valuation adjustments to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty's nonperformance risk.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements as of March 31, 2010 Using		Fair Value Measurements as of December 31, 2009 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Available-for-sale securities	$1,825		$1,665
Insurance deposit	9,691		9,689
Total assets	$11,516		$11,354

Derivative interest rate contract (Note 6)		$(8,754)		$(10,786)
Total liabilities		$(8,754)		$(10,786)

The insurance deposit shown above represents an escrow account maintained in connection with a property and casualty insurance arrangement for the Company’s shopping centers, and is classified within Deferred Charges and Other Assets. Corresponding deferred revenue relating to amounts billed to tenants for this arrangement has been classified within Accounts Payable and Other Liabilities.

The available-for-sale securities shown above consist of marketable securities that represent shares in a Vanguard REIT fund that were purchased to facilitate a tax efficient structure for the 2005 disposition of Woodland mall and is classified within Deferred Charges and Other Assets. In the second quarter of 2009, the Company concluded that a decrease in value was other than temporary, and therefore recognized a $1.7 million impairment loss.

Financial Instruments Carried at Other Than Fair Values

Community Development District Obligation

One shopping center pays annual special assessment levies of a Community Development District (CDD), which provided certain infrastructure assets and improvements. As the amount and period of the special assessments were determinable, the Company capitalized the infrastructure assets and improvements and recognized an obligation for the future special assessments to be levied. At March 31, 2010 and December 31, 2009, the book value of the infrastructure assets and improvements, net of depreciation, was $45.3 million and $45.8 million, respectively. The related obligation is classified within Accounts Payable and Accrued Liabilities and had a balance of $63.3 million at March 31, 2010 and December 31, 2009. The fair value of this obligation, derived from quoted market prices, was $60.5 million at March 31, 2010 and $59.8 million at December 31, 2009.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

Notes Payable

The fair value of notes payable is estimated based on quoted market prices, if available. If no quoted market prices are available, the fair value of mortgages and other notes payable are estimated using cash flows discounted at current market rates. When selecting discount rates for purposes of estimating the fair value of notes payable at March 31, 2010 and December 31, 2009, the Company employed the credit spreads at which the debt was originally issued plus an additional 2% credit spread to account for current market conditions. This additional spread is an estimate and is not necessarily indicative of what the Company could obtain in the market at the reporting date. The Company does not believe that the use of different interest rate assumptions would have resulted in a materially different fair value of notes payable as of March 31, 2010 or December 31, 2009. To further assist financial statement users, the Company has included with its fair value disclosures an analysis of interest rate sensitivity. The fair values of the loans on The Pier Shops and Regency Square, at March 31, 2010 and December 31, 2009, have been estimated at the fair value of the centers, which are collateral for the loans.

The estimated fair values of notes payable at March 31, 2010 and December 31, 2009 are as follows:

	2010		2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable	$2,692,896	$2,546,198	$2,691,019	$2,523,759

The fair values of the notes payable are dependent on the interest rates used in estimating the values. An overall 1% increase in rates employed in making these estimates would have decreased the fair values of the debt shown above at March 31, 2010 by $77.8 million or 3.2%.

See Note 3 regarding the fair value of the Unconsolidated Joint Ventures’ notes payable, and Note 6 regarding additional information on derivatives.

Note 11 – New Accounting Pronouncements

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

General Background and Performance Measurement

Taubman Centers, Inc. (TCO) is a Michigan corporation that operates as a self-administered and self-managed real estate investment trust (REIT). The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG) is a majority-owned partnership subsidiary of TCO, which owns direct or indirect interests in all of our real estate properties. In this report, the terms "we", "us", and "our" refer to TCO, the Operating Partnership, and/or the Operating Partnership's subsidiaries as the context may require. We own, manage, lease, acquire, dispose of, develop, and expand regional and super-regional shopping centers. The Consolidated Businesses consist of shopping centers and entities that are controlled by ownership or contractual agreements, The Taubman Company LLC (Manager), and Taubman Properties Asia LLC and its subsidiaries (Taubman Asia). Shopping centers owned through joint ventures that are not controlled by us but over which we have significant influence (Unconsolidated Joint Ventures) are accounted for under the equity method.

References in this discussion to “beneficial interest” refer to our ownership or pro-rata share of the item being discussed. Also, the operations of the shopping centers are often best understood by measuring their performance as a whole, without regard to our ownership interest. Consequently, in addition to the discussion of the operations of the Consolidated Businesses, the operations of the Unconsolidated Joint Ventures are presented and discussed as a whole. All operating statistics provided exclude The Pier Shop at Caesars (The Pier Shops). See “Results of Operations – The Pier Shops at Caesars.”

Use of Non-GAAP Measures

We use Net Operating Income (NOI), as an alternative measure to evaluate the operating performance of centers, both on individual and stabilized portfolio bases. We define NOI as property-level operating revenues (includes rental income excluding straightline adjustments of minimum rent) less maintenance, taxes, utilities, ground rent, and other property operating expenses. Since NOI excludes general and administrative expenses, pre-development charges, interest income and expense, depreciation and amortization, impairment charges, restructuring charges, and gains from land and property dispositions, it provides a performance measure that, when compared period over period, reflects the revenues and expenses most directly associated with owning and operating rental properties, as well as the impact on their operations from trends in tenant sales, occupancy and rental rates, and operating costs. We also use NOI excluding lease cancellation income as an alternative measure because this income may vary significantly from period to period, which can affect comparability and trend analysis. We generally provide separate projections for expected NOI growth and our lease cancellation income.

The operating results in “Results of Operations” include the supplemental earnings measures of Beneficial Interest in EBITDA and Funds from Operations (FFO). Beneficial Interest in EBITDA represents our share of the earnings before interest, income taxes, and depreciation and amortization of our consolidated and unconsolidated businesses. We believe Beneficial Interest in EBITDA provides a useful indicator of operating performance, as it is customary in the real estate and shopping center business to evaluate the performance of properties on a basis unaffected by capital structure.

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

We primarily use FFO in measuring performance and in formulating corporate goals and compensation. We may also present adjusted versions of NOI, Beneficial Interest in EBITDA, and FFO when used by management to evaluate our operating performance when certain significant items have impacted our results that affect comparability with prior or future periods due to the nature or amounts of these items. For the three months ended March 31, 2009, FFO was adjusted for a restructuring charge.

Our presentations of NOI, Beneficial Interest in EBITDA, FFO, and adjusted versions of these measures are not necessarily comparable to the similarly titled measures of other REITs due to the fact that not all REITs use the same definitions. These measures should not be considered alternatives to net income or as an indicator of our operating performance. Additionally, these measures do not represent cash flows from operating, investing or financing activities as defined by GAAP. Reconciliations of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations, Net Income to Beneficial Interest in EBITDA, and Net Income to Net Operating Income are presented following the Comparison of the Three Months Ended March 31, 2010 to the Three Months Ended March 31, 2009.

Current Operating Trends

We have begun to see positive signs of stabilization in the economy and capital markets although the impacts of the recession continue. During the three months ended March 31, 2010, only one tenant at one of our shopping centers sought the protection of the bankruptcy laws, compared to 1.1% of tenants in the comparable period in 2009. We believe this is indicative of the improved health of retailers as well as the proactive way landlords worked with retailers in trouble last year so that they could stay open, effectively helping them restructure outside of bankruptcy. The retail environment has shown improvement as it appears that retail sales bottomed out last year.

Our mall tenant sales per square foot statistics have shown improvement since July of 2009 and we ended fourth quarter 2009 with a 3.8% increase over fourth quarter 2008. Our mall tenants reported a 10.8% increase in sales per square foot in the first quarter of 2010 from the same period in 2009. An earlier Easter in 2010 contributed to this increase according to retailers. This is a positive sign of what we believe will be at least a 3% to 4% improvement in sales in 2010. For the twelve month period ended March 31, 2010, mall tenant sales per square foot were $509 per square foot. Tenant sales and sales per square foot information are operating statistics used in measuring the productivity of the portfolio and are based on reports of sales furnished by mall tenants. Sales are the most important measure of a portfolio’s overall strength and the best predictor of the leasing environment ahead. Over the long term, the level of mall tenant sales is the single most important determinant of revenues of the shopping centers because mall tenants provide approximately 90% of these revenues and because mall tenant sales determine the amount of rent, percentage rent, and recoverable expenses (together, total occupancy costs) that mall tenants can afford to pay. However, levels of mall tenant sales can be considerably more volatile in the short run than total occupancy costs, and may be impacted significantly, either positively or negatively, by the success or lack of success of a small number of tenants or even a single tenant.

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

In the first quarter of 2010, ending occupancy was 88.2% compared to 88.8% in the first quarter of 2009. We expect mid-year occupancy to be down about 1% from the prior year and continue to expect to end the year even with 2009. Temporary tenants, defined as those with lease terms less than 12 months, are not included in occupancy or leased space statistics. Temporary tenant leasing continues to be strong and as of March 31, 2010, approximately 3.2% of mall tenant space was occupied by temporary tenants, compared to 2.2% in the first quarter of 2009. See “Seasonality” for occupancy and leased space statistics.

Leased space was 91.2% at March 31, 2010, up 0.5% from March 31, 2009. The difference between leased space and occupancy is that leased space includes spaces where leases have been signed but the tenants are not yet open. Neither statistic includes temporary tenants. We view occupancy as the more important of the two as it represents those spaces upon which we are collecting rent from permanent tenants. Finally, the spread between leased space and occupied space, at 3.0% this quarter, is consistent with our history of 2% to 4% in the first quarter.

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

	Period Ended March 31
	2010 (1)	2009 (1)
Average rent per square foot:
Consolidated Businesses	$42.92	$44.20
Unconsolidated Joint Ventures	43.80	45.08
Combined	43.20	44.48
Opening base rent per square foot:
Consolidated Businesses	$45.94	$50.01
Unconsolidated Joint Ventures	41.95	57.88
Combined	44.80	52.47	(2)
Square feet of GLA opened:
Consolidated Businesses	575,917	665,886
Unconsolidated Joint Ventures	232,228	303,643
Combined	808,145	969,529
Closing base rent per square foot:
Consolidated Businesses	$43.49	$45.92
Unconsolidated Joint Ventures	49.30	49.38
Combined	44.99	46.93
Square feet of GLA closed:
Consolidated Businesses	702,507	754,544
Unconsolidated Joint Ventures	244,354	308,347
Combined	946,861	1,062,891
Releasing spread per square foot:
Consolidated Businesses	$2.45	$4.08
Unconsolidated Joint Ventures	(7.35)	8.50
Combined	(0.19)	5.54

(1)	Opening and closing statistics exclude spaces greater than or equal to 10,000 square feet and are calculated on a 12-month trailing period.
(2)	Combined opening base rent per square foot for the year ended December 31, 2009 was $46.63.

Average rent per square foot across our portfolio, including both consolidated and unconsolidated properties, was down 2.9% for the quarter. We expect total average rent per square foot for the year to be down approximately 2% due to the annualization of rent relief granted in 2009. This is the result of concerted efforts to keep tenants open in a difficult environment. The spread between opening and closing rents may not be indicative of future periods, as this statistic is not computed on comparable tenant spaces, and can vary significantly from period to period depending on the total amount, location, and average size of tenant space opening and closing in the period. Opening rents for the trailing 12 months ending March 31, 2010 were impacted by the recession. We expect modest improvement, up to as much as a 2.5% increase, in opening rents for 2010 over calendar year 2009 rents of $46.63. While this statistic is very sensitive to the final leasing of the year, the impact on 2010 reported earnings will be nominal.

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

	1st Quarter 2010	Total 2009	4th Quarter 2009	3rd Quarter 2009	2nd Quarter 2009	1st Quarter 2009
	(in thousands, except occupancy and leased space data)
Mall tenant sales (1)	$1,005,181	$4,227,936	$1,350,806	$987,008	$968,964	$921,158
Revenues and nonoperating income:
Consolidated Businesses	151,638	666,815	186,306	163,447	159,137	157,925
Unconsolidated Joint Ventures	63,352	272,622	75,504	67,317	63,657	66,144
Occupancy and leased space:
Ending occupancy	88.2%	89.6%	89.6%	88.7%	88.8%	88.8%
Average occupancy	88.4	89.0	89.5	88.5	88.9	89.0
Leased space	91.2	91.6	91.6	91.0	91.3	90.7

(1)	Based on reports of sales furnished by mall tenants.

Because the seasonality of sales contrasts with the generally fixed nature of minimum rents and recoveries, mall tenant occupancy costs (the sum of minimum rents, percentage rents, and expense recoveries) as a percentage of sales are considerably higher in the first three quarters than they are in the fourth quarter.

	1st Quarter 2010	Total 2009	4th Quarter 2009	3rd Quarter 2009	2nd Quarter 2009	1st Quarter 2009
Consolidated Businesses :
Minimum rents	10.6%	10.2%	8.0%	10.6%	10.8%	12.2%
Percentage rents	0.3	0.3	0.5	0.2	0.1	0.3
Expense recoveries	5.0	5.7	5.9	5.3	5.9	6.0
Mall tenant occupancy costs	15.9%	16.2%	14.4%	16.1%	16.8%	18.5%
Unconsolidated Joint Ventures:
Minimum rents	9.7%	9.6%	7.7%	10.3%	10.6%	10.9%
Percentage rents	0.3	0.3	0.5	0.3	0.0	0.3
Expense recoveries	4.5	5.0	4.8	5.0	5.1	4.9
Mall tenant occupancy costs	14.5%	14.9%	13.0%	15.6%	15.7%	16.1%
Combined:
Minimum rents	10.3%	9.9%	7.8%	10.5%	10.8%	11.8%
Percentage rents	0.3	0.3	0.5	0.2	0.0	0.3
Expense recoveries	4.8	5.6	5.6	5.2	5.6	5.6
Mall tenant occupancy costs	15.4%	15.8%	13.9%	15.9%	16.4%	17.7%

Results of Operations

In addition to the trends in our operations disclosed in the preceding sections, the following sections discuss certain transactions that affected operations in the three month periods ended March 31, 2010 and 2009, or are expected to impact operations in the future.

The Pier Shops at Caesars

In September 2009, our Board of Directors concluded that given long term prospects for the property, it was in our best interest to discontinue financial support of The Pier Shops. Cash flows generated from the center are insufficient to cover debt service on the $135 million non-recourse mortgage loan. As a result of our discontinuing payment of debt service, the  loan is now in default. Under the terms of the agreement, interest accrues at the original stated rate of 6.01% plus a 4% default rate. Although we are no longer funding any cash shortfalls, we continue to record the operations of the center and interest on the loan in our results until title for the center has been transferred and our obligation for the loan is extinguished. The foreclosure process is not in our control, but we anticipate that the foreclosure will be complete at the end of the second quarter or early in the third quarter of 2010, at which time ownership of The Pier Shops will be transferred in satisfaction of the obligations under the debt. We expect the non-cash impact of owning The Pier Shops (including default interest) to result in an incremental earnings charge, excluding depreciation and amortization, of approximately $(0.9) million per month in 2010. Including the impact of depreciation and amortization, the impact on earnings is expected to be $(1.3) million per month. In addition, a non-cash accounting gain will be recognized when the loan obligation is extinguished upon transfer of title of The Pier Shops.

Center Operations

The impacts of the recession, which negatively impacted certain of our operating statistics as discussed in the previous sections, are expected to continue to affect operations throughout 2010. We expect that NOI of our centers, excluding lease cancellation income, could decrease by 2% to 4% in 2010. The expected NOI decrease is impacted by over 1% related to lower recoveries of CAM capital expenditures as we manage our tenants’ CAM costs to reduce overall expenses. In addition, the expected NOI decrease is impacted by about 1% due to rent relief as rent relief contracted in 2009 is fully annualized in 2010. See “General Background and Performance Measurement – Use of Non-GAAP Measures” for the definition and discussion of NOI and see “Reconciliation of Net Income to NOI” following the Comparison of the Three Months Ended March 31, 2010 to the Three Months Ended March 31, 2009.

Taubman Asia

In 2007, we entered into an agreement to provide development services for Riverstone, a 1.1 million square foot retail and entertainment complex in Songdo International Business District (Songdo), Incheon, South Korea. We also finalized an agreement to provide management and leasing services for Riverstone. The shopping center will be anchored by Lotte Department Store, Tesco Homeplus, and a nine-screen MegaBox multiplex. Construction has been completed on the mall infrastructure and parking, including the subway station that will connect the mall to Seoul. However, the project financing of Riverstone remains unresolved due to market conditions and the overall complexity and scale of the broader Songdo financings. Once financing is complete, full construction will begin and we will make a determination about an investment in this center.

Comparison of the Three Months Ended March 31, 2010 to the Three Months Ended March 31, 2009

The following table sets forth operating results for the three months ended March 31, 2010 and March 31, 2009, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:
	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009
	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)
	(in millions)
REVENUES:
Minimum rents	$83.4	$37.9	$87.4	$39.0
Percentage rents	2.1	0.9	2.2	1.1
Expense recoveries	52.9	22.3	56.8	23.8
Management, leasing, and development services	3.1		3.6
Other	10.1	2.1	7.8	2.2
Total revenues	$151.5	$63.3	$157.7	$66.1

EXPENSES:
Maintenance, taxes, and utilities	$43.1	$15.8	$44.5	$16.0
Other operating	17.8	4.6	15.0	6.4
Restructuring charge			2.5
Management, leasing, and development services	1.6		1.9
General and administrative	7.4		6.9
Interest expense	37.4	15.8	36.2	16.0
Depreciation and amortization (2)	37.1	9.5	36.3	9.4
Total expenses	$144.4	$45.8	$143.3	$47.8

Nonoperating income	0.1		0.2	0.1
	$7.3	$17.6	$14.6	$18.3
Income tax expense	(0.2)		(0.3)
Equity in income of Unconsolidated Joint Ventures (2)	9.7		10.2
Net income	$16.8		$24.5
Net income attributable to noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	(2.0)		(1.7)
TRG Series F preferred distributions	(0.6)		(0.6)
Noncontrolling share of income of TRG	(3.9)		(6.6)
Distributions to participating securities of TRG	(0.4)		(0.5)
Preferred stock dividends	(3.7)		(3.7)
Net income attributable to Taubman Centers, Inc. common shareowners	$6.3		$11.5

SUPPLEMENTAL INFORMATION (3):
EBITDA – 100%	$81.8	$42.9	$87.2	$43.7
EBITDA – outside partners' share	(9.7)	(19.5)	(9.5)	(19.8)
Beneficial interest in EBITDA	$72.0	$23.4	$77.7	$23.9
Beneficial interest expense	(32.2)	(8.2)	(31.4)	(8.3)
Beneficial income tax expense	(0.2)		(0.3)
Non-real estate depreciation	(0.8)		(0.9)
Preferred dividends and distributions	(4.3)		(4.3)
Funds from Operations contribution	$34.5	$15.2	$40.9	$15.7

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

(2)
Amortization of our additional basis in the Operating Partnership included in depreciation and amortization was $1.2 million in both 2010 and 2009. Also, amortization of our additional basis included in equity in income of Unconsolidated Joint Ventures was $0.5 million in both 2010 and 2009.

(3)	See “General Background and Performance Measurement – Use of Non-GAAP Measures” for the definition and discussion of EBITDA and FFO.
(4) Amounts in this table may not add due to rounding.

Consolidated Businesses

Total revenues for the quarter ended March 31, 2010 were $151.5 million, a $6.2 million or 3.9% decrease from the comparable period in 2009. Minimum rents decreased by $4.0 million, due to decreases in rent per square foot and average occupancy and a positive prior period adjustment in 2009, modestly offset by increased income from temporary tenants. Expense recoveries decreased due to lower expenses and a lower level of recoveries from in-place tenants. Other income increased primarily due to an increase in lease cancellation revenue, which was partially offset by decreases in parking-related revenue. We continue to expect $9 million to $11 million for our share of lease cancellation revenue for 2010.

Total expenses were $144.4 million, a $1.1 million or 0.8% increase from the comparable period in 2009. Maintenance, taxes and utilities expense decreased primarily due to decreases in electricity expenses and maintenance costs at certain centers. Other operating expense increased primarily due to pre-development costs, partially offset by a reduction in the provision for bad debts and costs related to marketing and promotion services. Predevelopment expense in 2009 was low due to reimbursements for work performed in prior periods. We continue to expect predevelopment expense will total about $15 million for the year. Interest expense increased primarily due to the default interest rate charged on The Pier Shops loan in 2010.

Unconsolidated Joint Ventures

Total revenues for the three months ended March 31, 2010 were $63.3 million, a $2.8 million or 4.2% decrease over the comparable period in 2009. Minimum rents decreased $1.1 million, primarily due to decreases in rent per square foot. Expense recoveries decreased primarily due to decreased costs related to marketing and promotion services.

Total expenses decreased by $2.0 million or 4.2%, to $45.8 million for the three months ended March 31, 2010. Other operating expense decreased primarily due to reductions in marketing and promotion expense and bad debt expense.

As a result of the foregoing, income of the Unconsolidated Joint Ventures decreased by $0.7 million to $17.6 million for the three months ended March 31, 2010. Our equity in income of the Unconsolidated Joint Ventures was $9.7 million, a $0.5 million decrease from the comparable period in 2009.

Net Income and EPS

Our net income was $16.8 million for the three months ended March 31, 2010, compared to $24.5 million for the three months ended March 31, 2009. After allocation of income to noncontrolling, preferred, and participating interests, the net income attributable to Taubman Centers, Inc. common shareowners for 2010 was $6.3 million compared to $11.5 million in the comparable period in 2009. Net income allocable to common shareholders per diluted common share (EPS) for the quarter ended March 31, 2010 was $0.11, versus $0.22 per diluted common share for the quarter ended March 31, 2009.

FFO and FFO per Share

Our FFO was $33.5 million for the three months ended March 31, 2010 compared to $37.8 for the three months ended March 31, 2009. FFO per diluted share was $0.60 in 2010, a decrease of 14.3% from $0.70 in the comparable period in 2009. The first quarter 2009 results included a $2.5 million restructuring charge. Excluding this charge, Adjusted FFO per diluted share was $0.73 for the quarter. There were no adjustments in the first quarter of 2010. See “General Background and Performance Measurement – Use of Non-GAAP Measures” for the definition of FFO and the following table for a reconciliation of net income attributable to TCO common shareowners to FFO and Adjusted FFO. In addition to the factors above that resulted in the decrease in net income and FFO, the decrease in the per share amounts was also due to the increase in the number of average diluted shares as a result of the exercising of options and other share-based compensation.

Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations

	Three Months Ended March 31
	2010			2009
	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit	Dollars in millions	Diluted Shares/ Units	Per Share/Unit

Net income attributable to TCO common shareowners	$6.3	55,368,907	$0.11	$11.5	53,265,959	$0.22

Add depreciation of TCO’s additional basis	1.7		0.03	1.7		0.03

Net income attributable to TCO common shareowners, excluding step-up depreciation	$8.0	55,368,907	$0.14	$13.2	53,265,959	$0.25

Add:
Noncontrolling share of income of TRG	3.9	26,366,705		6.6	26,440,209
Distributions to participating securities	0.4	871,262		0.5	871,262

Net income attributable to partnership unitholders and participating securities	$12.2	82,606,874	$0.15	$20.3	80,577,430	$0.25

Add (less) depreciation and amortization (1):
Consolidated businesses at 100%	37.1		0.45	36.3		0.45
Depreciation of TCO’s additional basis	(1.7)		(0.02)	(1.7)		(0.02)
Noncontrolling partners in consolidated joint ventures	(2.5)		(0.03)	(2.9)		(0.04)
Share of Unconsolidated Joint Ventures	5.5		0.07	5.5		0.07
Non-real estate depreciation	(0.8)		(0.01)	(0.9)		(0.01)

Funds from Operations	$49.7	82,606,874	$0.60	$56.6	80,577,430	$0.70

TCO's average ownership percentage of TRG	67.3%			66.7%

Funds from Operations attributable to TCO	$33.5		$0.60	$37.8		$0.70

Funds from Operations	$49.7	82,606,874	$0.60	$56.6	80,577,430	$0.70

Restructuring charge				2.5		0.03

Adjusted Funds from Operations	$49.7	82,606,874	$0.60	$59.0	80,577,430	$0.73

TCO's average ownership percentage of TRG	67.3%			66.7%

Adjusted Funds from Operations attributable to TCO	$33.5		$0.60	$39.4		$0.73

(1)	Depreciation includes $3.6 million and $3.5 million of mall tenant allowance amortization for the three months ended March 31, 2010 and 2009, respectively.
(2)	Amounts in this table may not recalculate due to rounding.

Reconciliation of Net Income to Beneficial Interest in EBITDA
	Three Months Ended March 31
	(in millions)
	2010	2009
Net income	$16.8	$24.5

Add (less) depreciation and amortization:
Consolidated businesses at 100%	37.1	36.3
Noncontrolling partners in consolidated joint ventures	(2.5)	(2.9)
Share of Unconsolidated Joint Ventures	5.5	5.5

Add (less) interest expense and income tax expense:
Interest expense:
Consolidated businesses at 100%	37.4	36.2
Noncontrolling partners in consolidated joint ventures	(5.2)	(4.9)
Share of Unconsolidated Joint Ventures	8.2	8.3
Income tax expense	0.2	0.3

Less noncontrolling share of income of consolidated joint ventures	(2.0)	(1.7)

Beneficial interest in EBITDA	$95.4	$101.6

TCO's average ownership percentage of TRG	67.3%	66.7%

Beneficial interest in EBITDA attributable to TCO	$64.2	$67.8

(1)	Amounts in this table may not recalculate due to rounding.

Reconciliation of Net Income to Net Operating Income
	Three Months Ended March 31
	(in millions)
	2010	2009
Net income	$16.8	$24.5

Add (less) depreciation and amortization:
Consolidated businesses at 100%	37.1	36.3
Noncontrolling partners in consolidated joint ventures	(2.5)	(2.9)
Share of Unconsolidated Joint Ventures	5.5	5.5

Add (less) interest expense and income tax expense:
Interest expense:
Consolidated businesses at 100%	37.4	36.2
Noncontrolling partners in consolidated joint ventures	(5.2)	(4.9)
Share of Unconsolidated Joint Ventures	8.2	8.3
Income tax expense	0.2	0.3

Less noncontrolling share of income of consolidated joint ventures	(2.0)	(1.7)

Add EBITDA attributable to outside partners:
EBITDA attributable to noncontrolling partners in consolidated joint ventures	9.7	9.5
EBITDA attributable to outside partners in Unconsolidated Joint Ventures	19.5	19.8

EBITDA at 100%	$124.7	$130.9

Add (less) items excluded from shopping center Net Operating Income:
General and administrative expenses	7.4	6.9
Management, leasing, and development services, net	(1.5)	(1.7)
Restructuring charge		2.5
Interest income	(0.2)	(0.3)
Straight-line of rents		(0.8)
The Pier Shops’ net operating income	(1.2)	(0.8)
Non-center specific operating expenses and other	6.2	3.2

Net Operating Income at 100%	$135.5	$139.8

Liquidity and Capital Resources

Our internally generated funds from operating activities, distributions from operating centers and other investing activities, augmented by use of our existing lines of credit, provide resources to maintain our current operations and assets, and pay dividends. Generally, our need to access the capital markets is limited to refinancing debt obligations at maturity and funding major capital investments. See “Capital Spending” for more details. Market conditions may continue to limit our sources of funds for these financing activities and our ability to refinance our debt obligations at present principal amounts, interest rates, and other terms.

We are financed with property-specific secured debt and we have two unencumbered center properties (Willow Bend and Stamford, a 50% owned Unconsolidated Joint Venture property). We are currently working on the refinancing of the Partridge Creek, MacArthur Center (MacArthur), and Arizona Mills loans, which mature in fall 2010. These loans total $333 million at 100% and $261 million at our beneficial share. The new Partridge Creek and MacArthur loans are expected to have 10-year terms. The proceeds on all three loans are expected to be equal to or in excess of the current principal amounts. Further, of the $649 million at 100% and $362 million at our beneficial share of additional debt that matures in 2011 (excluding our lines of credit, which are discussed below), $575 million at 100% and $288 million at our beneficial share can be extended at our option to 2013, subject to certain conditions. We continue to watch the capital markets and the performance of the centers being refinanced in 2011, and if we are unable to refinance all loans maturing in 2011 at their current principal balances we believe we have sufficient resources to address any shortfall.

As of March 31, 2010, we had a consolidated cash balance of $13.7 million. We also have secured lines of credit of $550 million and $40 million. As of March 31, 2010, the total amount utilized of the $550 million and $40 million lines of credit was $153 million. Both lines of credit mature in February 2011. The $550 million line of credit has a one-year extension option. Twelve banks participate in our $550 million line of credit and the failure of one bank to fund a draw on our line does not negate the obligation of the other banks to fund their pro-rata shares.

Our $135 million loan at The Pier Shops is currently in default. We will continue to accrue the results of the center until the foreclosure process is complete and the ownership of The Pier Shops is transferred in satisfaction of the obligations under the debt. However, there is no cash impact as we are not obligated to fund cash shortfalls of the center (see “Results of Operations – The Pier Shops at Caesars”).

Operating Activities

Our net cash provided by operating activities was $49.4 million in 2010, compared to $45.1 million in 2009. See “Results of Operations” for descriptions of 2010 and 2009 transactions affecting operating cash flow.

Investing Activities

Net cash used in investing activities was $12.3 million in 2010, compared to $12.0 million in 2009. Additions to properties in 2010 related primarily to tenant improvements at existing centers and other capital items. Additions to properties in 2009 related to additions to existing centers, site improvements, and other capital items. A tabular presentation of 2010 capital spending is shown in “Capital Spending.” During 2010, we issued $2.9 million in notes receivable and received a $0.3 million repayment. Contributions to Unconsolidated Joint Ventures of $3.8 million in 2010 included $3.6 million to fund our share of the settlement at Westfarms that was paid in March 2010. Contributions to Unconsolidated Joint Ventures of $1.2 million in 2009 included $1.1 million of funding and costs related to our Sarasota joint venture.

Sources of cash used in funding these investing activities, other than cash flows from operating activities, included distributions from Unconsolidated Joint Ventures. Distributions from Unconsolidated Joint Ventures in excess of income provided $4.9 million and $2.1 million in 2010 and 2009, respectively.

Financing Activities

Net cash used in financing activities was $39.5 million in 2010 compared to $53.5 million in 2009. Proceeds from the issuance of debt, net of payments, were $2.1 million in 2010, compared to $13.0 million in 2009. In 2010 and 2009, net payments of $0.5 million and $1.2 million, respectively, were made in connection with incentive plans. Total dividends and distributions paid were $41.0 million and $64.7 million in 2010 and 2009, respectively. Common dividends paid in 2010 decreased primarily due to a change in the timing of quarterly dividend payments.

Beneficial Interest in Debt

At March 31, 2010, the Operating Partnership's debt and its beneficial interest in the debt of its Consolidated Business and Unconsolidated Joint Ventures totaled $2,892.0 million, with an average interest rate of 5.38% excluding amortization of debt issuance costs and interest rate hedging costs. These costs are reported as interest expense in the results of operations. Interest expense for the three months ended March 31, 2010 includes $0.2 million of non-cash amortization relating to acquisitions, or 0.03% of the average all-in rate. Beneficial interest in debt includes debt used to fund development and expansion costs. Beneficial interest in construction work in progress totaled $53.9 million as of March 31, 2010, which includes $2.5 million of assets on which interest is being capitalized. The following table presents information about our beneficial interest in debt as of March 31, 2010:

	Amount	Interest Rate Including Spread
	(in millions)
Fixed rate debt	$2,362.1	5.87	% (1) (2)

Floating rate debt:
Swapped through December 2010	162.8	5.01%
Swapped through March 2011	125.0	4.22%
Swapped through October 2012	15.0	5.95%
	$302.8	4.73	% (1)
Floating month to month	227.0	1.10	% (1)
Total floating rate debt	$529.9	3.18	% (1)

Total beneficial interest in debt	$2,892.0	5.38	% (1)

Amortization of financing costs (3)		0.19%
Average all-in rate		5.57	% (2)

(1)	Represents weighted average interest rate before amortization of financing costs.
(2)
The Pier Shops’ loan is in default. As of December 2009 interest accrues at the default rate of 10.01% rather than the original stated rate of 6.01%. Excluding our beneficial interest in The Pier Shops’ debt of $104.6 million from the table changes the average fixed rate to 5.68% and the average all-in rate to 5.40%.

(3)	Financing costs include debt issuance costs and costs related to interest rate agreements of certain fixed rate debt.
(4)	Amounts in table may not add due to rounding.

Sensitivity Analysis

We have exposure to interest rate risk on our debt obligations and interest rate instruments. We use derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. We routinely use cap, swap, and treasury lock agreements to meet these objectives. Based on the Operating Partnership's beneficial interest in floating rate debt in effect at March 31, 2010, a one percent increase in interest rates on this floating rate debt would decrease cash flows and annual earnings by approximately $2.3 million, while a one percent decrease in interest rates on this floating rate debt would increase cash flows and annual earnings by approximately $2.2 million. Based on our consolidated debt and interest rates in effect at March 31, 2010, a one percent increase in interest rates would decrease the fair value of debt by approximately $77.8 million, while a one percent decrease in interest rates would increase the fair value of debt by approximately $81.9 million.

Loan Commitments and Guarantees

Certain loan agreements contain various restrictive covenants, including a minimum net worth requirement, a maximum payout ratio on distributions, a minimum debt yield ratio, a maximum leverage ratio, minimum interest coverage ratios, and a minimum fixed charges coverage ratio, the latter being the most restrictive. This covenant requires that we maintain a minimum fixed charges coverage ratio of more than 1.5 over a trailing 12-month period. As of March 31, 2010, our trailing 12-month minimum fixed charges coverage ratio was 2.1. Other than The Pier Shops’ loan, which is in default, we are in compliance with all of our covenants and loan obligations as of March 31, 2010. The default on this loan did not trigger any cross defaults on our lines of credit or any other indebtedness. The maximum payout ratio on distributions covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain our tax status, pay preferred distributions, and for distributions related to the sale of certain assets. See “Note 4 – Beneficial Interest in Debt and Interest Expense” to our consolidated financial statements for more details on loan guarantees.

Cash Tender Agreement

A. Alfred Taubman has the annual right to tender partnership units in the Operating Partnership and cause us to purchase the tendered interests at a purchase price based on a market valuation of TCO on the trading date immediately preceding the date of the tender. See “Note 8 – Commitments and Contingencies” to our consolidated financial statements for more details.

Capital Spending

City Creek Center

We have finalized the majority of agreements, subject to certain conditions, regarding City Creek Center, a mixed-use project in Salt Lake City, Utah. The 0.7 million square foot retail component of the project will include Macy’s and Nordstrom as anchors. We are currently providing development and leasing services and will be the manager for the retail space, which we will own under a participating lease. City Creek Reserve, Inc. (CCRI), an affiliate of the LDS Church, is the participating lessor and will provide all of the construction financing. We expect an approximately 11% to 12% return on our approximately $76 million investment, of which $75 million will be paid to CCRI upon opening of the retail center. Upon completion of all agreements, we will be required to maintain a $25 million letter of credit until the $75 million is paid to CCRI. As of March 31, 2010, the capitalized cost of this project was approximately $1 million. Construction is progressing and we are leasing space for an early 2012 opening.

2010 Capital Spending

Capital spending for routine maintenance of the shopping centers is generally recovered from tenants. Capital spending through March 31, 2010 is summarized in the following table:

	2010 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
Existing centers:
Projects with incremental GLA or anchor replacement	$0.4	$0.4
Projects with no incremental GLA and other	1.7	1.7	$1.1	$0.5
Mall tenant allowances (2)	4.3	4.2	0.4	0.2
Asset replacement costs reimbursable by tenants	0.5	0.4	0.5	0.3

Corporate office improvements, technology, and equipment and other	0.1	0.1

Additions to properties	$7.0	$6.8	$1.9	$1.0

(1)	Costs are net of intercompany profits and are computed on an accrual basis.
(2)	Excludes initial lease-up costs.
(3)	Amounts in this table may not add due to rounding.

For the three months ended March 31, 2010, in addition to the costs above, we incurred our $1.3 million share of Consolidated Businesses’ and $0.2 million share of Unconsolidated Joint Ventures’ capitalized leasing costs.

The following table presents a reconciliation of the Consolidated Businesses’ capital spending shown above (on an accrual basis) to additions to properties (on a cash basis) as presented in our Consolidated Statement of Cash Flows for the three months ended March 31, 2010:

(in millions)
Consolidated Businesses’ capital spending	$7.0
Differences between cash and accrual basis	3.9
Additions to properties	$10.9

Planned 2010 Capital Spending

The following table summarizes planned capital spending for 2010:

	2010 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
Existing centers (2)	$76.2	$73.2	$12.9	$7.1
Corporate office improvements, technology, and equipment	1.0	1.0

Total	$77.2	$74.2	$12.9	$7.1

(1)	Costs are net of intercompany profits.
(2)	Primarily includes costs related to renovations, mall tenant allowances, and asset replacement costs reimbursable by tenants.
(3)	Amounts in this table may not add due to rounding.

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

Dividends

We pay regular quarterly dividends to our common and preferred shareowners. Dividends to our common shareowners are at the discretion of the Board of Directors and depend on the cash available to us, our financial condition, capital and other requirements, and such other factors as the Board of Directors deems relevant. To qualify as a REIT, we must distribute at least 90% of our REIT taxable income prior to net capital gains to our shareowners, as well as meet certain other requirements. We must pay these distributions in the taxable year the income is recognized, or in the following taxable year if they are declared during the last three months of the taxable year, payable to shareowners of record on a specified date during such period and paid during January of the following year. Such distributions are treated as paid by us and received by our shareowners on December 31 of the year in which they are declared. In addition, at our election, a distribution for a taxable year may be declared in the following taxable year if it is declared before we timely file our tax return for such year and if paid on or before the first regular dividend payment after such declaration. These distributions qualify as dividends paid for the 90% REIT distribution test for the previous year and are taxable to holders of our capital stock in the year in which paid. Preferred dividends accrue regardless of whether earnings, cash availability, or contractual obligations were to prohibit the current payment of dividends.

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

On March 3, 2010, we declared a quarterly dividend of $0.415 per common share, $0.50 per share on our 8% Series G Preferred Stock, and $0.4765625 on our 7.625% Series H Preferred Stock, all of which were paid on March 31, 2010 to shareowners of record on March 15, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in this report at Item 2 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sensitivity Analysis.”

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

Refer to “Note 8 – Commitments and Contingencies” to our consolidated financial statements relating to the California restaurant owners litigation and the restaurant owners at The Pier Shops litigation. There were no material developments regarding these matters during the quarter ended March 31, 2010.

In April 2010, the holder of the mortgage on The Pier Shops filed a mortgage foreclosure complaint in the United States District Court for the District of New Jersey (Case No. CV01755) against Atlantic Pier Associates LLC (“APA”, owner of the leasehold interest in The Pier Shops). The plaintiff seeks to establish the amounts due under The Pier Shops’ mortgage loan agreement, foreclose all right, title, and lien which APA has in The Pier Shops’ leasehold interest, obtain possession of the property, and order a foreclosure sale of the property to satisfy the amounts due under the loan. The foreclosure process is not in the Company’s control, but the Company anticipates that the foreclosure will be completed at the end of the second quarter or early in the third quarter of 2010, at which time ownership of The Pier Shops will be transferred in satisfaction of the obligations under the debt.

Item 1A. Risk Factors

There were no material changes in our risk factors previously disclosed in Part I, Item 1A. of our Form 10-K for the year ended December 31, 2009.

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

TAUBMAN CENTERS, INC.
Date: April 30, 2010	By: /s/ Lisa A. Payne
Lisa A. Payne
Vice Chairman, Chief Financial Officer, and Director (Principal Financial Officer)