Form 10-Q
period 2010-06-30
TAUBMAN CENTERS INC
filed 2010-08-02
CIK 890319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2010
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

☒ Yes ☐ No

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

☐ Yes ☒ No

As of July 30, 2010, there were outstanding 54,679,877 shares of the Company's common stock, par value $0.01 per share.

TAUBMAN CENTERS, INC.
CONTENTS

TAUBMAN CENTERS, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	June 30 2010	December 31 2009
Assets:
Properties	$3,495,599	$3,496,853
Accumulated depreciation and amortization	(1,148,314)	(1,100,610)
	$2,347,285	$2,396,243
Investment in Unconsolidated Joint Ventures (Note 3)	89,007	89,804
Cash and cash equivalents	9,227	16,176
Accounts and notes receivable, less allowance for doubtful accounts of $8,049 and $6,894 in 2010 and 2009	39,383	44,503
Accounts receivable from related parties	1,702	1,558
Deferred charges and other assets	74,326	58,569
	$2,560,930	$2,606,853
Liabilities:
Notes payable (Note 4)	$2,688,242	$2,691,019
Accounts payable and accrued liabilities	224,057	230,276
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures (Note 3)	159,090	160,305
	$3,071,389	$3,081,600
Commitments and contingencies (Notes 4, 6, 7, and 8)

Equity:
Taubman Centers, Inc. Shareowners’ Equity:
Series B Non-Participating Convertible Preferred Stock, $0.001 par and liquidation value, 40,000,000 shares authorized, 26,233,126 and 26,359,235 shares issued and outstanding at June 30, 2010 and December 31, 2009	$26	$26
Series G Cumulative Redeemable Preferred Stock, 4,000,000 shares authorized, no par, $100 million liquidation preference, 4,000,000 shares issued and outstanding at June 30, 2010 and December 31, 2009
Series H Cumulative Redeemable Preferred Stock, 3,480,000 shares authorized, no par, $87 million liquidation preference, 3,480,000 shares issued and outstanding at June 30, 2010 and December 31, 2009
Common Stock, $0.01 par value, 250,000,000 shares authorized, 54,679,545 and 54,321,586 shares issued and outstanding at June 30, 2010 and December 31, 2009	547	543
Additional paid-in capital	585,668	579,983
Accumulated other comprehensive income (loss)	(21,654)	(24,443)
Dividends in excess of net income	(916,328)	(884,666)
	$(351,741)	$(328,557)

Noncontrolling interests (Note 5)	(158,718)	(146,190)
	$(510,459)	$(474,747)
	$2,560,930	$2,606,853

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Three Months Ended June 30
	2010	2009
Revenues:
Minimum rents	$84,081	$84,016
Percentage rents	1,061	561
Expense recoveries	56,334	58,525
Management, leasing, and development services	4,007	3,189
Other	8,599	12,648
	$154,082	$158,939
Expenses:
Maintenance, taxes, and utilities	$44,535	$46,946
Other operating	18,542	16,352
Restructuring charge (Note 1)		169
Management, leasing, and development services	2,185	1,930
General and administrative	7,036	6,847
Interest expense	37,923	36,473
Depreciation and amortization	35,918	36,058
	$146,139	$144,775
Nonoperating income	$1,150	$198
Impairment loss on marketable securities (Note 10)		(1,666)
Income before income tax expense and equity in income of Unconsolidated Joint Ventures	$9,093	$12,696
Income tax expense (Note 2)	(114)	(198)
Equity in income of Unconsolidated Joint Ventures (Note 3)	9,505	8,368
Net income	$18,484	$20,866
Net income attributable to noncontrolling interests (Note 5)	(7,011)	(7,938)
Net income attributable to Taubman Centers, Inc.	$11,473	$12,928
Distributions to participating securities of TRG (Note 7)	(361)	(361)
Preferred stock dividends	(3,659)	(3,659)
Net income attributable to Taubman Centers, Inc. common shareowners	$7,453	$8,908

Net income	$18,484	$20,866
Other comprehensive income:
Unrealized gain on interest rate instruments and other	3,466	4,064
Reclassification adjustment for amounts recognized in net income:
Impairment loss on marketable securities		1,666
Other	316	314
Comprehensive income	$22,266	$26,910
Comprehensive income attributable to noncontrolling interests	(9,206)	(10,807)
Comprehensive income attributable to Taubman Centers, Inc.	$13,060	$16,103

Basic earnings per common share (Note 9)	$0.14	$0.17

Diluted earnings per common share (Note 9)	$0.14	$0.17

Cash dividends declared per common share	$0.415	$0.415

Weighted average number of common shares outstanding – basic	54,550,964	53,120,769

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Six Months Ended June 30
	2010	2009
Revenues:
Minimum rents	$167,435	$171,452
Percentage rents	3,135	2,721
Expense recoveries	109,255	115,283
Management, leasing, and development services	7,063	6,745
Other	18,683	20,428
	$305,571	$316,629
Expenses:
Maintenance, taxes, and utilities	$87,611	$91,487
Other operating	36,347	31,317
Restructuring charge (Note 1)		2,630
Management, leasing, and development services	3,778	3,836
General and administrative	14,425	13,735
Interest expense	75,340	72,706
Depreciation and amortization	73,002	72,351
	$290,503	$288,062
Nonoperating income	$1,299	$433
Impairment loss on marketable securities (Note 10)		(1,666)
Income before income tax expense and equity in income of Unconsolidated Joint Ventures	$16,367	$27,334
Income tax expense (Note 2)	(310)	(468)
Equity in income of Unconsolidated Joint Ventures (Note 3)	19,240	18,526
Net income	$35,297	$45,392
Net income attributable to noncontrolling interests (Note 5)	(13,521)	(16,832)
Net income attributable to Taubman Centers, Inc.	$21,776	$28,560
Distributions to participating securities of TRG (Note 7)	(723)	(836)
Preferred stock dividends	(7,317)	(7,317)
Net income attributable to Taubman Centers, Inc. common shareowners	$13,736	$20,407

Net income	$35,297	$45,392
Other comprehensive income:
Unrealized gain on interest rate instruments and other	5,899	4,280
Reclassification adjustment for amounts recognized in net income:
Impairment loss on marketable securities		1,666
Other	631	631
Comprehensive income	$41,827	$51,969
Comprehensive income attributable to noncontrolling interests	(17,296)	(20,129)
Comprehensive income attributable to Taubman Centers, Inc.	$24,531	$31,840

Basic earnings per common share (Note 9)	$0.25	$0.38

Diluted earnings per common share (Note 9)	$0.25	$0.38

Cash dividends declared per common share	$0.83	$0.83

Weighted average number of common shares outstanding – basic	54,454,579	53,093,988

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(in thousands, except share data)

	Taubman Centers, Inc. Shareowners’ Equity
	Preferred Stock		Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Dividends in Excess of Net Income	Noncontrolling Interests	Total Equity

	Shares	Amount	Shares	Amount

Balance, January 1, 2009	33,909,235	$26	53,018,987	$530	$556,145	$(29,778)	$(726,097)	$(61,034)	$(260,208)

Issuance of stock pursuant to Continuing Offer (Notes 5, 7, and 8)	(10,000)		24,759		4			(4)
Share-based compensation under employee and director benefit plans (Note 7)			77,023	1	3,091				3,092
Dividend equivalents (Note 7)							(179)		(179)
Dividends and distributions							(52,249)	(32,328)	(84,577)
Net income							28,560	16,832	45,392
Other comprehensive income (Notes 6 and 10):
Unrealized gain on interest rate instruments and other						1,747		2,533	4,280
Reclassification adjustments for amounts recognized in net income:
Impairment loss on marketable securities						1,112		554	1,666
Other						421		210	631
Balance, June 30, 2009	33,899,235	$26	53,120,769	$531	$559,240	$(26,498)	$(749,965)	$(73,237)	$(289,903)

Balance, January 1, 2010	33,839,235	$26	54,321,586	$543	$579,983	$(24,443)	$(884,666)	$(146,190)	$(474,747)

Issuance of stock pursuant to Continuing Offer (Notes 5, 7, and 8)	(126,109)		126,116	1	(624)	34		589
Share-based compensation under employee and director benefit plans (Note 7)			231,843	3	6,309				6,312
Dividend equivalents (Note 7)							(94)		(94)
Dividends and distributions							(53,344)	(30,413)	(83,757)
Net income							21,776	13,521	35,297
Other comprehensive income (Note 6):
Unrealized gain on interest rate instruments and other						2,330		3,569	5,899
Reclassification adjustment for amounts recognized in net income						425		206	631
Balance, June 30, 2010	33,713,126	$26	54,679,545	$547	$585,668	$(21,654)	$(916,328)	$(158,718)	$(510,459)

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Six Months Ended June 30
	2010	2009
Cash Flows From Operating Activities:
Net income	$35,297	$45,392
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,002	72,351
Provision for bad debts	2,204	3,114
Impairment loss on marketable securities		1,666
Gain on sale of land	(1,040)
Other	5,528	4,913
Increase (decrease) in cash attributable to changes in assets and liabilities:
Receivables, deferred charges, and other assets	(8,150)	3,472
Accounts payable and other liabilities	2,050	(18,786)
Net Cash Provided By Operating Activities	$108,891	$112,122

Cash Flows From Investing Activities:
Additions to properties	$(32,153)	$(24,824)
Proceeds from sale of land	1,557
Repayments of notes receivable	719	4,500
Issuances of notes receivable	(2,948)
Contributions to Unconsolidated Joint Ventures	(6,820)	(1,445)
Distributions from Unconsolidated Joint Ventures in excess of income	7,524	5,060
Other		868
Net Cash Used In Investing Activities	$(32,121)	$(15,841)

Cash Flows From Financing Activities:
Debt proceeds	$82,500	$871
Debt payments	(83,444)	(38,378)
Debt issuance costs	(869)
Issuance of common stock and/or partnership units in connection with incentive plans	1,928	(1,204)
Distributions to noncontrolling interests	(30,413)	(32,328)
Distributions to participating securities of TRG	(723)	(836)
Cash dividends to preferred shareowners	(7,317)	(7,317)
Cash dividends to common shareowners	(45,237)	(66,092)
Other	(144)	(980)
Net Cash Used In Financing Activities	$(83,719)	$(146,264)

Net Decrease In Cash and Cash Equivalents	$(6,949)	$(49,983)

Cash and Cash Equivalents at Beginning of Period	16,176	59,188

Cash and Cash Equivalents at End of Period	$9,227	$9,205

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Interim Financial Statements

General

Taubman Centers, Inc. (the Company or TCO) is a Michigan corporation that operates as a self-administered and self-managed real estate investment trust (REIT). The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG) is a majority-owned partnership subsidiary of TCO that owns direct or indirect interests in all of the company’s real estate properties. In this report, the term “Company" refers to TCO, the Operating Partnership, and/or the Operating Partnership's subsidiaries as the context may require. The Company engages in the ownership, management, leasing, acquisition, disposition, development, and expansion of regional and super-regional retail shopping centers and interests therein. The Company’s owned portfolio as of June 30, 2010 included 23 urban and suburban shopping centers in ten states.

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

Ownership

In addition to the Company’s common stock, there are three classes of preferred stock (Series B, G, and H) outstanding as of June 30, 2010. Dividends on the 8% Series G and 7.625% Series H Preferred Stock are cumulative and are paid on the last day of each calendar quarter. The Company owns corresponding Series G and Series H Preferred Equity interests in the Operating Partnership that entitle the Company to income and distributions (in the form of guaranteed payments) in amounts equal to the dividends payable on the Company’s Series G and Series H Preferred Stock.

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

The Operating Partnership

At June 30, 2010, the Operating Partnership’s equity included three classes of preferred equity (Series F, G, and H) and the net equity of the partnership unitholders. Net income and distributions of the Operating Partnership are allocable first to the preferred equity interests, and the remaining amounts to the general and limited partners in the Operating Partnership in accordance with their percentage ownership. The Series G and Series H Preferred Equity are owned by the Company and are eliminated in consolidation. The Series F Preferred Equity is owned by an institutional investor and accounted for as a noncontrolling interest of the Company.

The Company's ownership in the Operating Partnership at June 30, 2010 consisted of a 68% managing general partnership interest, as well as the Series G and H Preferred Equity interests. The Company's average ownership percentage in the Operating Partnership for the six months ended June 30, 2010 and 2009 was 67%. At June 30, 2010, the Operating Partnership had 80,931,121 partnership units outstanding, of which the Company owned 54,679,545 units.

Finite Life Entities

ASC Topic 480, “Distinguishing Liabilities from Equity” establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. At June 30, 2010, the Company held controlling interests in consolidated entities with specified termination dates in 2081 and 2083. The noncontrolling owners’ interests in these entities are to be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entity. The estimated fair value of these noncontrolling interests was approximately $107 million at June 30, 2010, compared to a book value of $(99.5) million that is classified in Noncontrolling Interests in the Company’s Consolidated Balance Sheet.

Restructuring

In 2009, in response to the decreased level of active projects due to the downturn in the economy, the Company reduced its workforce by about 40 positions, primarily in areas that directly or indirectly affect its development initiatives in the U.S. and Asia. The charge for the six months ended June 30, 2009 was $2.6 million, which primarily represented the cost of terminations of personnel.

Note 2 – Income Taxes

Income Tax Expense

The Company’s state income tax expense for the three and six months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Current	$219	$362	$495	$680
Deferred	(105)	(164)	(185)	(212)
Total income tax expense	$114	$198	$310	$468

The Company expects to have less than $0.1 million of federal alternative minimum tax payable in 2010. The Company had no other federal or foreign income tax during these periods as a result of net operating losses incurred by the Company’s Taxable REIT Subsidiaries.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Taxes

Deferred tax assets and liabilities as of June 30, 2010 and December 31, 2009 are as follows:

	2010	2009
Deferred tax assets:
Federal	$7,795	$8,697
Foreign	1,971	1,513
State	6,540	6,467
Total deferred tax assets	$16,306	$16,677
Valuation allowances	(8,732)	(9,090)
Net deferred tax assets	$7,574	$7,587
Deferred tax liabilities:
Federal	$616	$615
State	4,236	4,396
Total deferred tax liabilities	$4,852	$5,011

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

Shopping Center	Ownership as of June 30, 2010 and December 31, 2009
Arizona Mills	50%
Fair Oaks	50
The Mall at Millenia	50
Stamford Town Center	50
Sunvalley	50
Waterside Shops	25
Westfarms	79

The Company's carrying value of its Investment in Unconsolidated Joint Ventures differs from its share of the partnership or members’ equity reported in the combined balance sheet of the Unconsolidated Joint Ventures due to (i) the Company's cost of its investment in excess of the historical net book values of the Unconsolidated Joint Ventures and (ii) the Operating Partnership’s adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the Unconsolidated Joint Ventures. The Company's additional basis allocated to depreciable assets is recognized on a straight-line basis over 40 years. The Operating Partnership’s differences in bases are amortized over the useful lives of the related assets.

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

	June 30 2010	December 31 2009
Assets:
Properties	$1,095,311	$1,094,963
Accumulated depreciation and amortization	(410,494)	(396,518)
	$684,817	$698,445
Cash and cash equivalents	17,229	18,544
Accounts and notes receivable, less allowance for doubtful accounts of $1,482 and $1,703 in 2010 and 2009	19,488	26,982
Deferred charges and other assets	25,744	22,310
	$747,278	$766,281

Liabilities and accumulated deficiency in assets:
Notes payable	$1,087,056	$1,092,806
Accounts payable and other liabilities	36,858	50,615
TRG's accumulated deficiency in assets	(203,234)	(205,566)
Unconsolidated Joint Venture Partners' accumulated deficiency in assets	(173,402)	(171,574)
	$747,278	$766,281

TRG's accumulated deficiency in assets (above)	$(203,234)	$(205,566)
TRG basis adjustments, including elimination of intercompany profit	69,430	70,371
TCO's additional basis	63,721	64,694
Net Investment in Unconsolidated Joint Ventures	$(70,083)	$(70,501)
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures	159,090	160,305
Investment in Unconsolidated Joint Ventures	$89,007	$89,804

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Revenues	$63,722	$63,654	$127,062	$129,744
Maintenance, taxes, utilities, and other operating expenses	$22,845	$23,363	$43,675	$46,368
Interest expense	15,916	16,120	31,734	32,068
Depreciation and amortization	8,880	9,757	18,172	18,960
Total operating costs	$47,641	$49,240	$93,581	$97,396
Nonoperating income	(11)	3	1	57
Net income	$16,070	$14,417	$33,482	$32,405

Net income attributable to TRG	$9,345	$8,005	$19,238	$18,265
Realized intercompany profit, net of depreciation on TRG’s basis adjustments	646	849	975	1,234
Depreciation of TCO's additional basis	(486)	(486)	(973)	(973)
Equity in income of Unconsolidated Joint Ventures	$9,505	$8,368	$19,240	$18,526

Beneficial interest in Unconsolidated Joint Ventures’ operations:
Revenues less maintenance, taxes, utilities, and other operating expenses	$23,076	$22,536	$46,491	$46,484
Interest expense	(8,248)	(8,369)	(16,450)	(16,653)
Depreciation and amortization	(5,323)	(5,799)	(10,801)	(11,305)
Equity in income of Unconsolidated Joint Ventures	$9,505	$8,368	$19,240	$18,526

The estimated fair value of the Unconsolidated Joint Ventures’ notes payable was $1.1 billion at June 30, 2010 and December 31, 2009.

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

	At 100%		At Beneficial Interest
	Consolidated Subsidiaries	Unconsolidated Joint Ventures	Consolidated Subsidiaries	Unconsolidated Joint Ventures
Debt as of:
June 30, 2010	$2,688,242	$1,087,056	$2,329,317	$556,378
December 31, 2009	2,691,019	1,092,806	2,332,030	559,817

Capitalized interest:
Six months ended June 30, 2010	$59		$59
Six months ended June 30, 2009	598	$23	588	$11

Interest expense:
Six months ended June 30, 2010	$75,340	$31,734	$64,827	$16,450
Six months ended June 30, 2009	72,706	32,068	62,898	16,653

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Covenants and Guarantees

Certain loan agreements contain various restrictive covenants, including a minimum net worth requirement, a maximum payout ratio on distributions, a minimum debt yield ratio, a maximum leverage ratio, minimum interest coverage ratios and a minimum fixed charges coverage ratio, the latter being the most restrictive. Other than The Pier Shops’ loan, which is in default, the Company is in compliance with all of its covenants and loan obligations as of June 30, 2010. The default on this loan did not trigger any cross defaults on the Company’s other indebtedness. The maximum payout ratio on distributions covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain the Company's tax status, pay preferred distributions, and for distributions related to the sale of certain assets.

Payments of principal and interest on the loans in the following table are guaranteed by the Operating Partnership as of June 30, 2010.

Center	Loan Balance as of 6/30/10	TRG's Beneficial Interest in Loan Balance as of 6/30/10	Amount of Loan Balance Guaranteed by TRG as of 6/30/10	% of Loan Balance Guaranteed by TRG	% of Interest Guaranteed by TRG
	(in millions)
Dolphin Mall	$45.0	$45.0	$45.0	100%	100%
Fairlane Town Center	80.0	80.0	80.0	100%	100%
Twelve Oaks Mall	–	–	–	100%	100%

The Company is required to escrow cash balances for specific uses stipulated by certain of its lenders. As of June 30, 2010 and December 31, 2009, the Company’s cash balances restricted for these uses were $13.3 million and $3.5 million, respectively. Such amounts are included within Deferred Charges and Other Assets in the Company’s Consolidated Balance Sheet.

Debt Maturing in 2010

In June 2010, the Company completed a 10-year, $82.5 million non-recourse financing on The Mall at Partridge Creek that bears interest at an all-in-rate of 6.25%. The loan payments are based on amortizing principal over 30 years. The existing $73.8 million floating rate loan was paid off and the excess proceeds were used to pay down the Company’s revolving line of credit.

The Company is currently working on the refinancing of the $128 million loan on MacArthur, which matures in October 2010. The new loan is expected to have a 10-year term. The proceeds on the loan are expected to be approximately equal to the current principal amount.

See Note 12 for information on the July 2010 refinancing of Arizona Mills.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Noncontrolling Interests

As of June 30, 2010 and December 31, 2009, noncontrolling interests in the Company are comprised of the ownership interests of (1) noncontrolling interests in the Operating Partnership and (2) the noncontrolling interests in joint ventures controlled by the Company through ownership or contractual arrangements. These noncontrolling interests reported in equity are not subject to any mandatory redemption requirements or other redemption features outside of the Company's control that would result in presentation outside of permanent equity pursuant to general accounting standards regarding the classification and measurement of redeemable equity instruments.

The net equity balance of the noncontrolling interests as of June 30, 2010 and December 31, 2009 includes the following:

	2010	2009
Noncontrolling interests:
Noncontrolling interests in consolidated joint ventures	$(100,636)	$(100,014)
Noncontrolling interests in partnership equity of TRG	(87,299)	(75,393)
Preferred equity of TRG	29,217	29,217
	$(158,718)	$(146,190)

Net income attributable to the noncontrolling interests for the three months ended June 30, 2010 and June 30, 2009 includes the following:

	2010	2009
Net income attributable to noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	$(1,968)	$(2,033)
TRG Series F preferred distributions	(615)	(615)
Noncontrolling share of income of TRG	(4,428)	(5,290)
	$(7,011)	$(7,938)

Net income attributable to the noncontrolling interests for the six months ended June 30, 2010 and June 30, 2009 includes the following:

	2010	2009
Net income attributable to noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	$(3,981)	$(3,726)
TRG Series F preferred distributions	(1,230)	(1,230)
Noncontrolling share of income of TRG	(8,310)	(11,876)
	$(13,521)	$(16,832)

Equity Transactions

The following schedule presents the effects of changes in Taubman Centers, Inc.’s ownership interest in consolidated subsidiaries on Taubman Centers, Inc.’s equity for the six months ended June 30, 2010 and June 30, 2009:

	2010	2009
Net income attributable to Taubman Centers, Inc. common shareowners	$13,736	$20,407
Transfers (to) from the noncontrolling interest –
Increase in Taubman Centers, Inc.’s paid-in capital for the acquisition of additional units of TRG under the Continuing Offer	(589)	(4)
Net transfers (to) from noncontrolling interests	(589)	(4)
Change from net income attributable to Taubman Centers, Inc. and transfers (to) from noncontrolling interests	$13,147	$20,403

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of June 30, 2010, the Company has exposure to three outstanding derivatives. Two of the derivatives are receive-variable (LIBOR) /pay-fixed interest rate swaps held by 50% owned Unconsolidated Joint Ventures that have total notional balances of $250 million and $30 million with swapped rates of 4.22% (including credit spread of 1.40% on the loan) expiring April 2011 and 5.95% (including credit spread of 0.90% on the loan) expiring November 2012, respectively. The third derivative is a receive-variable (LIBOR)/pay-fixed interest rate swap held by a 50.1% owned consolidated joint venture with a total notional balance of $325 million with a swap rate of 5.01% (including credit spread of 1.15% on the loan) expiring January 2011. All three of the swaps have been designated and are expected to be effective as cash flow hedges of the interest payments on the associated debt.

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

Amounts reported in AOCI related to currently outstanding derivatives are recognized as an adjustment to income as interest payments are made on the Company’s variable-rate debt. Realized gains or losses on settled derivative instruments included in AOCI are recognized as an adjustment to income over the term of the hedged debt transaction.

The Company expects that approximately $10.0 million of the AOCI of Taubman Centers, Inc. and the noncontrolling interests will be reclassified from AOCI and recognized as a reduction of income in the following 12 months.

As of June 30, 2010, the Company had $3.2 million of net realized losses included in AOCI resulting from settled derivative instruments, which were designated as cash flow hedges, that are being recognized as a reduction of income over the term of the hedged debt.

The tables below present the effect of derivative instruments on the Company’s Consolidated Statement of Operations and Comprehensive Income for the three and six months ended June 30, 2010 and June 30, 2009. The tables include the location and amount of unrealized gains and losses on outstanding derivative instruments in cash flow hedging relationships and the location and amount of realized losses reclassified from AOCI into income resulting from settled derivative instruments associated with hedged debt.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended June 30, 2010 and June 30, 2009, the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
	Three months ended June 30			Three months ended June 30
	2010	2009		2010	2009
Derivatives in cash flow hedging relationships:
Interest rate contract – consolidated subsidiaries	$2,868	$2,582	Interest Expense	$(2,932)	$(2,830)
Interest rate contracts – UJVs	694	1,167	Equity in Income of UJVs	(979)	(905)
Total derivatives in cash flow hedging relationships	$3,562	$3,749		$(3,911)	$(3,735)

Realized losses on settled cash flow hedges:
Interest rate contracts – consolidated subsidiaries			Interest Expense	$(222)	$(222)
Interest rate contract – UJVs			Equity in Income of UJVs	(94)	(94)
Total realized losses on settled cash flow hedges				$(316)	$(316)

During the six months ended June 30, 2010 and June 30, 2009, the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
	Six months ended June 30			Six months ended June 30
	2010	2009		2010	2009
Derivatives in cash flow hedging relationships:
Interest rate contract – consolidated subsidiaries	$4,900	$3,336	Interest Expense	$(5,880)	$(5,501)
Interest rate contracts – UJVs	934	1,130	Equity in Income of UJVs	(1,968)	(1,774)
Total derivatives in cash flow hedging relationships	$5,834	$4,466		$(7,848)	$(7,275)

Realized losses on settled cash flow hedges:
Interest rate contracts – consolidated subsidiaries			Interest Expense	$(443)	$(443)
Interest rate contract – UJVs			Equity in Income of UJVs	(188)	(188)
Total realized losses on settled cash flow hedges				$(631)	$(631)

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company records all derivative instruments at fair value in the Consolidated Balance Sheet. The following table presents the location and fair value of the Company’s derivative financial instruments as reported in the Consolidated Balance Sheet as of June 30, 2010 and December 31, 2009. As of June 30, 2010 and December 31, 2009, the Company does not have any derivatives in an asset position.

		Liability Derivatives
	Consolidated Balance Sheet Location	June 30 2010	December 31 2009
Derivatives designated as hedging instruments:
Interest rate contract – consolidated subsidiaries	Accounts Payable and Accrued Liabilities	$5,886	$10,786
Interest rate contracts – UJVs	Investment in UJVs	3,524	4,458
Total derivatives designated as hedging instruments		$9,410	$15,244
Total derivatives		$9,410	$15,244

Contingent Features

As of June 30, 2010 and December 31, 2009, all three of the Company's outstanding derivatives contain provisions that state if the hedged entity defaults on any of its indebtedness in excess of $1 million, then the derivative obligation could also be declared in default. In addition, one of the three outstanding derivatives contains a provision that if the Company defaults on any of its indebtedness in excess of $1 million, then the derivative obligation could also be declared in default. Although the Company is currently in default on the debt relating to The Pier Shops, the Company is not in default on any debt obligations that would trigger a credit risk related default on its current outstanding derivatives.

As of June 30, 2010 and December 31, 2009, the fair value of derivative instruments with credit-risk-related contingent features that are in a liability position was $9.4 million and $15.2 million, respectively. As of June 30, 2010 and December 31, 2009, the Company was not required to post any collateral related to these agreements. If the Company breached any of these provisions it would be required to settle its obligations under the agreements at their fair value. See Note 10 for fair value information on derivatives.

Note 7 – Share-Based Compensation

In May 2008, the Company’s shareowners approved The Taubman Company 2008 Omnibus Long-Term Incentive Plan (2008 Omnibus Plan). The 2008 Omnibus Plan provides for the award to directors, officers, employees, and other service providers of the Company of restricted shares, restricted units of limited partnership in the Operating Partnership, options to purchase shares or Operating Partnership units, unrestricted shares or Operating Partnership units, and other awards to acquire up to an aggregate of 6.1 million Company common shares or Operating Partnership units. In addition, non-employee directors have the option to defer their compensation, other than their meeting fees, under a deferred compensation plan.

In May 2010, the Company’s shareowners approved an amendment to the 2008 Omnibus Plan to increase the Company common shares or Operating Partnership units available for awards by 2.4 million from an aggregate of 6.1 million to 8.5 million. This amendment also revised the methodology used to determine the amount of Company common shares or Operating Partnership units available for future grants. Under the 2008 Omnibus Plan (as amended) non-option awards granted after the May 2010 amendment are deducted at a ratio of 1.85 Company common shares or Operating Partnership units while non-option awards granted prior to the amendment continue to be deducted at a ratio of 2.85. Options are deducted on a one-for-one basis.  The amount available for future grants is adjusted when the number of contingently issuable shares or units are settled, for grants that are forfeited, and for options that expire without being exercised.

Prior to the adoption of the 2008 Omnibus Plan, the Company provided share-based compensation through an incentive option plan, a long-term incentive plan, and non-employee directors' stock grant and deferred compensation plans.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The compensation cost charged to income for the Company’s share-based compensation plans was $2.4 million and $3.9 million for the three and six months ended June 30, 2010, respectively. The compensation cost charged to income for the Company’s share-based compensation plans was $1.9 million and $3.6 million for the three and six months ended June 30, 2009, respectively. Compensation cost capitalized as part of properties and deferred leasing costs was approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2010, respectively, and $0.1 million for both the three and six months ended June 30, 2009, respectively.

Options

A summary of option activity for the six months ended June 30, 2010 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Range of Exercise Prices
Outstanding at January 1, 2010	1,629,609	$35.24	6.8	$13.83 - $55.90
Exercised	(160,931)	19.05
Outstanding at June 30, 2010	1,468,678	$37.01	6.2	$13.83 - $55.90

Fully vested options at June 30, 2010	1,170,162	$37.32	6.3

The aggregate intrinsic value (the difference between the period end stock price and the option exercise price) of in-the-money options outstanding and in-the-money fully vested options as of June 30, 2010 was $8.8 million and $6.9 million, respectively.

The total intrinsic value of options exercised during the six months ended June 30, 2010 was $3.9 million. Cash received from option exercises for the six months ended June 30, 2010 was $3.1 million. No options were exercised during the six months ended June 30, 2009.

As of June 30, 2010 there were 0.3 million nonvested options outstanding, and $0.4 million of total unrecognized compensation cost related to nonvested options. That cost is expected to be recognized over a weighted average period of 1.4 years.

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

Performance Share Units

In May 2010, the Company granted Performance Share Units (PSU) under the 2008 Omnibus Plan (as amended). Each PSU represents the right to receive, upon vesting, shares of the Company’s common stock ranging from 0-300% of the PSU based on the Company’s market performance relative to that of a peer group. The vesting date is in March 2013 if continuous service has been provided or upon retirement or certain other events if earlier. No dividends accumulate during the vesting period.

The Company estimated the value of the PSU granted during the six months ended June 30, 2010 using a Monte Carlo simulation, considering historical returns of the Company and the peer group of companies, a risk-free interest rate of 1.1%, and a measurement period of 2.78 years. When used in the simulation, the value of the Company’s stock was reduced by the discounted present value of expected dividends during the vesting period. The resulting weighted average grant-date fair value was $63.54 per PSU.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of PSU activity for the six months ended June 30, 2010 is presented below:

	Number of Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2010	196,943	$15.60
Granted	75,413	63.54
Outstanding at June 30, 2010	272,356	$28.88

None of the PSU outstanding at June 30, 2010 were vested. As of June 30, 2010, there was $6.0 million of total unrecognized compensation cost related to nonvested PSU outstanding. This cost is expected to be recognized over an average period of 2.4 years.

Restricted Share Units

In 2010, restricted share units (RSU) were issued under the 2008 Omnibus Plan (as amended) and represent the right to receive upon vesting one share of the Company’s common stock. The vesting date is March 2013 if continuous service has been provided for that period, or upon retirement or certain other events if earlier. No dividends accumulate during the vesting period.

The Company estimated the value of the RSU granted during the six months ended June 30, 2010 using the Company’s common stock at the grant date deducting the present value of expected dividends during the vesting period using a risk-free rate of 1.1%. The result of the Company’s valuation was a weighted average grant-date fair value of $35.37.

A summary of Restricted Share Units (RSU) activity for the six months ended June 30, 2010 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2010	567,110	$24.92
Granted	144,588	35.37
Redeemed	(91,757)	56.44
Forfeited	(2,057)	14.71
Outstanding at June 30, 2010	617,884	$22.72

All of the RSU outstanding at June 30, 2010 were nonvested. As of June 30, 2010, there was $7.0 million of total unrecognized compensation cost related to nonvested RSU outstanding. This cost is expected to be recognized over an average period of 2.1 years.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Commitments and Contingencies

Cash Tender

At the time of the Company's initial public offering and acquisition of its partnership interest in the Operating Partnership in 1992, the Company entered into an agreement (the Cash Tender Agreement) with A. Alfred Taubman, who owns an interest in the Operating Partnership, whereby he has the annual right to tender to the Company partnership units in the Operating Partnership (provided that the aggregate value is at least $50 million) and cause the Company to purchase the tendered interests at a purchase price based on a market valuation of the Company on the trading date immediately preceding the date of the tender. At A. Alfred Taubman's election, his family may participate in tenders. The Company will have the option to pay for these interests from available cash, borrowed funds, or from the proceeds of an offering of the Company's common stock. Generally, the Company expects to finance these purchases through the sale of new shares of its stock. The tendering partner will bear all market risk if the market price at closing is less than the purchase price and will bear the costs of sale. Any proceeds of the offering in excess of the purchase price will be for the sole benefit of the Company. The Company accounts for the Cash Tender Agreement between the Company and Mr. Taubman as a freestanding written put option. As the option put price is defined by the current market price of the Company's stock at the time of tender, the fair value of the written option defined by the Cash Tender Agreement is considered to be zero.

Based on a market value at June 30, 2010 of $37.63 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $0.9 billion. The purchase of these interests at June 30, 2010 would have resulted in the Company owning an additional 30% interest in the Operating Partnership.

Continuing Offer

The Company has made a continuing, irrevocable offer to all present holders (other than certain excluded holders, including A. Alfred Taubman), permitted assignees of all present holders, those future holders of partnership interests in the Operating Partnership as the Company may, in its sole discretion, agree to include in the continuing offer, all existing optionees under the previous option plan, and all existing and future optionees under the 2008 Omnibus Plan (as amended) to exchange shares of common stock for partnership interests in the Operating Partnership (the Continuing Offer). Under the Continuing Offer agreement, one unit of the Operating Partnership interest is exchangeable for one share of the Company's common stock. Upon a tender of Operating Partnership units, the corresponding shares of Series B Preferred Stock, if any, will automatically be converted into the Company’s common stock at a rate of 14,000 shares of Series B Preferred Stock for one common share.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Litigation

In September 2009, a restaurant owner filed a lawsuit in Superior Court of the State of California for the County of Los Angeles (Case No. BC 421212) against Taubman Centers, Inc., the Operating Partnership, and the Manager. The plaintiff is alleging breach of oral agreement, promissory estoppel, specific performance, and fraud related to a proposed lease. The plaintiff is seeking damages exceeding $10 million, lost profits, restitution on its current lease, exemplary or punitive damages, and specific performance. The lawsuit is in its discovery phase and the Company is vigorously defending it. The outcome of this lawsuit cannot be predicted with any certainty and management is currently unable to estimate an amount or range of potential loss that could result if an unfavorable outcome occurs.

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

In April 2010, the holder of the mortgage on The Pier Shops filed a mortgage foreclosure complaint in the United States District Court for the District of New Jersey (Case No. CV01755) against APA. The plaintiff seeks to establish the amounts due under The Pier Shops’ mortgage loan agreement, foreclose all right, title, and lien which APA has in The Pier Shops’ leasehold interest, obtain possession of the property, and order a foreclosure sale of the property to satisfy the amounts due under the loan. The Company anticipates that the foreclosure will be completed in the third quarter of 2010, at which time ownership of The Pier Shops will be transferred in satisfaction of the obligations under the debt. However, the foreclosure process is not in the Company’s control and possibly transfer of title may not be completed until later.

Other

See Note 4 for the Operating Partnership's guarantees of certain notes payable, Note 6 for contingent features relating to derivative instruments, and Note 7 for obligations under existing share-based compensation plans.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2010, there were 8.5 million partnership units outstanding and 0.9 million unissued partnership units under unit option deferral elections that may be exchanged for common shares of the Company under the Continuing Offer. These outstanding partnership units and unissued units were excluded from the computation of diluted earnings per share as they were anti-dilutive in all periods presented. Also, there were out-of-the-money options for 0.5 million and 0.6 million shares for the three and six months ended June 30, 2010, respectively, and 1.4 million shares for both the three and six months ended June 30, 2009 that were excluded from the computation of diluted EPS because they were anti-dilutive in these periods.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Net income attributable to Taubman Centers, Inc. common shareowners (Numerator):
Basic	$7,453	$8,908	$13,736	$20,407
Impact of additional ownership of TRG	56	36	104	55
Diluted	$7,509	$8,944	$13,840	$20,462

Shares (Denominator) – basic	54,550,964	53,120,769	54,454,579	53,093,988
Effect of dilutive securities	1,060,923	546,099	1,036,356	372,575
Shares (Denominator) – diluted	55,611,887	53,666,868	55,490,935	53,466,563

Earnings per common share – basic	$0.14	$0.17	$0.25	$0.38
Earnings per common share – diluted	$0.14	$0.17	$0.25	$0.38

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements as of June 30, 2010 Using		Fair Value Measurements as of December 31, 2009 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Available-for-sale securities	$1,730		$1,665
Insurance deposit	10,359		9,689
Total assets	$12,089		$11,354

Derivative interest rate contract (Note 6)		$(5,886)		$(10,786)
Total liabilities		$(5,886)		$(10,786)

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

Financial Instruments Carried at Other Than Fair Values

Community Development District Obligation

One shopping center pays annual special assessment levies of a Community Development District (CDD), which provided certain infrastructure assets and improvements. As the amount and period of the special assessments were determinable, the Company capitalized the infrastructure assets and improvements and recognized an obligation for the future special assessments to be levied. At June 30, 2010 and December 31, 2009, the book value of the infrastructure assets and improvements, net of depreciation, was $44.8 million and $45.8 million, respectively. The related obligation is classified within Accounts Payable and Accrued Liabilities and had a balance of $63.3 million at June 30, 2010 and December 31, 2009. The fair value of this obligation, derived from quoted market prices, was $61.6 million at June 30, 2010 and $59.8 million at December 31, 2009.

Notes Payable

The fair value of notes payable is estimated based on quoted market prices, if available. If no quoted market prices are available, the fair value of mortgages and other notes payable are estimated using cash flows discounted at current market rates. When selecting discount rates for purposes of estimating the fair value of notes payable at June 30, 2010 and December 31, 2009, the Company employed the credit spreads at which the debt was originally issued plus an additional 1.5% and 2% credit spread at June 30, 2010 and December 31, 2009, respectively, to account for current market conditions. This additional spread is an estimate and is not necessarily indicative of what the Company could obtain in the market at the reporting date. The Company does not believe that the use of different interest rate assumptions would have resulted in a materially different fair value of notes payable as of June 30, 2010 or December 31, 2009. To further assist financial statement users, the Company has included with its fair value disclosures an analysis of interest rate sensitivity. The fair values of the loans on The Pier Shops and Regency Square, at June 30, 2010 and December 31, 2009, have been estimated at the fair value of the centers, which are collateral for the loans.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of notes payable at June 30, 2010 and December 31, 2009 are as follows:

	2010		2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable	$2,688,242	$2,652,417	$2,691,019	$2,523,759

The fair values of the notes payable are dependent on the interest rates used in estimating the values. An overall 1% increase in rates employed in making these estimates would have decreased the fair values of the debt shown above at June 30, 2010 by $85.0 million or 3.3%.

See Note 3 regarding the fair value of the Unconsolidated Joint Ventures’ notes payable, and Note 6 regarding additional information on derivatives.

Note 11 – New Accounting Pronouncement

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

Note 12 – Subsequent Event

In July 2010, a 10-year, $175 million non-recourse refinancing was completed on Arizona Mills, a 50% owned joint venture, which bears interest at an all-in-rate of 5.83%. The payments are based on amortizing principal over 30 years. The proceeds were used to pay off the existing $131 million 7.90% fixed rate loan and the Company’s share of excess proceeds was used to pay down the Company’s revolving line of credit.

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

We primarily use FFO in measuring performance and in formulating corporate goals and compensation. We may also present adjusted versions of NOI, Beneficial Interest in EBITDA, and FFO when used by management to evaluate our operating performance when certain significant items have impacted our results that affect comparability with prior or future periods due to the nature or amounts of these items. For the three and six months ended June 30, 2009, FFO was adjusted for a restructuring charge.

Our presentations of NOI, Beneficial Interest in EBITDA, FFO, and adjusted versions of these measures are not necessarily comparable to the similarly titled measures of other REITs due to the fact that not all REITs use the same definitions. These measures should not be considered alternatives to net income or as an indicator of our operating performance. Additionally, these measures do not represent cash flows from operating, investing or financing activities as defined by GAAP. Reconciliations of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations, Net Income to Beneficial Interest in EBITDA, and Net Income to Net Operating Income are presented following the Comparison of the Six Months Ended June 30, 2010 to the Six Months Ended June 30, 2009.

Current Operating Trends

We have begun to see positive signs of stabilization in the economy and capital markets although the impacts of the recent recession continue. During the six months ended June 30, 2010, only 0.1% of tenants sought the protection of the bankruptcy laws, compared to 2.0% of tenants in the comparable period in 2009. We believe this is indicative of the improved health of retailers as well as the proactive way landlords worked with retailers in trouble last year so that they could stay open, effectively helping them restructure outside of bankruptcy. The retail environment has shown improvement as it appears that retail sales bottomed out last year. However, retailers are still sensitive to occupancy costs and negotiations continue to be challenging.

Our mall tenant sales per square foot statistics have shown improvement since July 2009 and we ended fourth quarter 2009 with a 3.8% increase over fourth quarter 2008. Our mall tenants reported a 12.1% increase in sales per square foot in the second quarter of 2010 from the same period in 2009. For the six month period ended June 30, 2010, sales per square foot increased 11.4% over 2009. This is a positive sign of what we believe will be as high as an 8% improvement in sales in 2010. For the twelve month period ended June 30, 2010, mall tenant sales were $523 per square foot. Tenant sales and sales per square foot information are operating statistics used in measuring the productivity of the portfolio and are based on reports of sales furnished by mall tenants. Sales are the most important measure of a portfolio’s overall strength and the best predictor of the leasing environment ahead. Over the long term, the level of mall tenant sales is the single most important determinant of revenues of the shopping centers because mall tenants provide approximately 90% of these revenues and because mall tenant sales determine the amount of rent, percentage rent, and recoverable expenses (together, total occupancy costs) that mall tenants can afford to pay. However, levels of mall tenant sales can be considerably more volatile in the short run than total occupancy costs, and may be impacted significantly, either positively or negatively, by the success or lack of success of a small number of tenants or even a single tenant.

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

In the second quarter of 2010, ending occupancy was 87.9% compared to 88.8% in the second quarter of 2009. We continue to expect to end the year even with 2009 occupancy. Temporary tenants, defined as those with lease terms less than 12 months, are not included in occupancy or leased space statistics. Temporary tenant leasing continues to be strong and as of June 30, 2010, approximately 3.5% of mall tenant space was occupied by temporary tenants, compared to 2.5% in the second quarter of 2009. See “Seasonality” for occupancy and leased space statistics.

Leased space was 90.8% at June 30, 2010, down 0.5% from June 30, 2009. The difference between leased space and occupancy is that leased space includes spaces where leases have been signed but the tenants are not yet open. Neither statistic includes temporary tenants. We view occupancy as more relevant to operating results as it represents those spaces upon which we are currently collecting rent from permanent tenants. Finally, the spread between leased space and occupied space, at 2.9% this quarter, is consistent with our history of 2% to 3% in the second quarter.

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

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Average rent per square foot:
Consolidated Businesses	$42.96	$43.04	$42.96	$44.18
Unconsolidated Joint Ventures	43.64	44.24	43.72	44.56
Combined	43.20	43.40	43.20	44.30

	Trailing 12 Months Ended June 30
	2010 (1)	2009 (1)
Opening base rent per square foot:
Consolidated Businesses	$47.94	$46.27
Unconsolidated Joint Ventures	43.41	56.39
Combined	46.55	49.21
Square feet of GLA opened:
Consolidated Businesses	557,646	657,777
Unconsolidated Joint Ventures	248,778	269,857
Combined	806,424	927,634
Closing base rent per square foot:
Consolidated Businesses	$44.68	$45.21
Unconsolidated Joint Ventures	48.27	49.35
Combined	45.64	46.34
Square feet of GLA closed:
Consolidated Businesses	685,426	763,895
Unconsolidated Joint Ventures	250,531	286,295
Combined	935,957	1,050,190
Releasing spread per square foot:
Consolidated Businesses	$3.26	$1.06
Unconsolidated Joint Ventures	(4.86)	7.04
Combined	0.91	2.87

(1)	Opening and closing statistics exclude spaces greater than or equal to 10,000 square feet.

Average rent per square foot across our portfolio, including both consolidated and unconsolidated properties, was down 0.5% for the quarter. We expect total average rent per square foot for the year to be down about 1.5% due to the annualization of rent relief granted in 2009. This was the result of concerted efforts to keep tenants open in a difficult environment. The spread between opening and closing rents may not be indicative of future periods, as this statistic is not computed on comparable tenant spaces, and can vary significantly from period to period depending on the total amount, location, and average size of tenant space opening and closing in the period. We continue to believe that our opening rents will improve during 2010 and will end the year measurably above the 2009 amount of $46.63. While this statistic is very sensitive to the final leasing of the year, the impact on 2010 reported earnings will be nominal.

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

	2nd Quarter 2010	1st Quarter 2010	Total 2009	4th Quarter 2009	3rd Quarter 2009	2nd Quarter 2009	1st Quarter 2009
	(in thousands, except occupancy and leased space data)
Mall tenant sales (1)	$1,062,263	$1,005,181	$4,227,936	$1,350,806	$987,008	$968,964	$921,158
Revenues and nonoperating income:
Consolidated Businesses	155,232	151,638	666,815	186,306	163,447	159,137	157,925
Unconsolidated Joint Ventures	63,711	63,352	272,622	75,504	67,317	63,657	66,144
Occupancy and leased space:
Ending occupancy	87.9%	88.2%	89.6%	89.6%	88.7%	88.8%	88.8%
Average occupancy	88.0	88.4	89.0	89.5	88.5	88.9	89.0
Leased space	90.8	91.2	91.6	91.6	91.0	91.3	90.7

(1)	Based on reports of sales furnished by mall tenants.

Because the seasonality of sales contrasts with the generally fixed nature of minimum rents and recoveries, mall tenant occupancy costs (the sum of minimum rents, percentage rents, and expense recoveries) as a percentage of sales are considerably higher in the first three quarters than they are in the fourth quarter.

	2nd Quarter 2010	1st Quarter 2010	Total 2009	4th Quarter 2009	3rd Quarter 2009	2nd Quarter 2009	1st Quarter 2009
Consolidated Businesses :
Minimum rents	9.8%	10.6%	10.2%	8.0%	10.6%	10.8%	12.2%
Percentage rents	0.1	0.3	0.3	0.5	0.2	0.1	0.3
Expense recoveries	5.1	5.0	5.7	5.9	5.3	5.9	6.0
Mall tenant occupancy costs	15.0%	15.9%	16.2%	14.4%	16.1%	16.8%	18.5%
Unconsolidated Joint Ventures:
Minimum rents	9.5%	9.7%	9.6%	7.7%	10.3%	10.6%	10.9%
Percentage rents	0.1	0.3	0.3	0.5	0.3	0.0	0.3
Expense recoveries	4.5	4.5	5.0	4.8	5.0	5.1	4.9
Mall tenant occupancy costs	14.1%	14.5%	14.9%	13.0%	15.6%	15.7%	16.1%
Combined:
Minimum rents	9.7%	10.3%	9.9%	7.8%	10.5%	10.8%	11.8%
Percentage rents	0.1	0.3	0.3	0.5	0.2	0.0	0.3
Expense recoveries	4.9	4.8	5.6	5.6	5.2	5.6	5.6
Mall tenant occupancy costs	14.7%	15.4%	15.8%	13.9%	15.9%	16.4%	17.7%

Results of Operations

In addition to the trends in our operations disclosed in the preceding sections, the following sections discuss certain transactions that affected operations in the six month periods ended June 30, 2010 and 2009, or are expected to impact operations in the future.

The Pier Shops at Caesars

In September 2009, our Board of Directors concluded that given long-term prospects for the property, it was in our best interest to discontinue financial support of The Pier Shops. Cash flows generated from the center are insufficient to cover debt service on the $135 million non-recourse mortgage loan. As a result of our discontinuing payment of debt service, the loan is now in default. Under the terms of the agreement, interest accrues at the original stated rate of 6.01% plus a 4% default rate. Although we are no longer funding any cash shortfalls, we continue to record the operations of the center and interest on the loan in our results until title for the center has been transferred and our obligation for the loan is extinguished. In April 2010, the holder of the mortgage on The Pier Shops filed a lawsuit to foreclose on the mortgage.  We anticipate that the foreclosure will be completed in the third quarter of 2010, at which time ownership of The Pier Shops will be transferred in satisfaction of the obligations under the debt. However, the foreclosure process is not in our control and possibly transfer of title may not be completed until later.  We expect the non-cash impact of owning The Pier Shops (including default interest) to result in an incremental earnings charge, excluding depreciation and amortization, of slightly more than $(1.0) million per month in 2010. Including the impact of depreciation and amortization, the impact on earnings is expected to be about $(1.5) million per month. In addition, a non-cash accounting gain, representing the difference between the book value of the debt, interest payable and other obligations extinguished over the net book value of the property and any other assets transferred, will be recognized when the loan obligation is extinguished upon transfer of title of The Pier Shops.

Center Operations

The impacts of the recession, which negatively impacted certain of our operating statistics as discussed in the previous sections, are expected to continue to affect operations throughout 2010. We now expect that NOI of our centers, excluding lease cancellation income, could decrease by about 2% in 2010 compared to our previous expectation of down 2% to 4%. This improvement is due to better than anticipated rents, increased percentage rents, better net recoveries, and higher sponsorship income. The expected NOI decrease is impacted by about 1% related to lower recoveries of CAM capital expenditures. See “General Background and Performance Measurement – Use of Non-GAAP Measures” for the definition and discussion of NOI and see “Reconciliation of Net Income to NOI” following the Comparison of the Six Months Ended June 30, 2010 to the Six Months Ended June 30, 2009.

The Mall at Partridge Creek

In June 2010, we completed a 10-year, $82.5 million non-recourse financing on The Mall at Partridge Creek that bears interest at an all-in-rate of 6.25%. The loan payments are based on amortizing principal over 30 years. The existing $73.8 million floating rate loan was paid off and we paid down our revolving line of credit.

Subsequent Event

In July 2010, a 10-year, $175 million non-recourse refinancing was completed on Arizona Mills, a 50% owned joint venture, which bears interest at an all-in-rate of 5.83%. The payments are based on amortizing principal over 30 years. The proceeds were used to pay off the existing $131 million 7.90% fixed rate loan and our share of excess proceeds was used to pay down our revolving line of credit.

Comparison of the Three Months Ended June 30, 2010 to the Three Months Ended June 30, 2009

The following table sets forth operating results for the three months ended June 30, 2010 and June 30, 2009, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:
	Three Months Ended June 30, 2010		Three Months Ended June 30, 2009
	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)
	(in millions)
REVENUES:
Minimum rents	$84.1	$38.1	$84.0	$38.6
Percentage rents	1.1	0.5	0.6	0.1
Expense recoveries	56.3	23.5	58.5	23.8
Management, leasing, and development services	4.0		3.2
Other	8.6	1.7	12.6	1.2
Total revenues	$154.1	$63.7	$158.9	$63.7

EXPENSES:
Maintenance, taxes, and utilities	$44.5	$16.5	$46.9	$16.3
Other operating	18.5	5.5	16.4	6.0
Restructuring charge			0.2
Management, leasing, and development services	2.2		1.9
General and administrative	7.0		6.8
Interest expense	37.9	15.9	36.5	16.1
Depreciation and amortization (2)	35.9	9.1	36.1	9.9
Total expenses	$146.1	$47.0	$144.8	$48.3

Nonoperating income	1.2		0.2
Impairment loss on marketable securities			(1.7)
	$9.1	$16.7	$12.7	$15.4
Income tax expense	(0.1)		(0.2)
Equity in income of Unconsolidated Joint Ventures (2)	9.5		8.4
Net income	$18.5		$20.9
Net income attributable to noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	(2.0)		(2.0)
TRG Series F preferred distributions	(0.6)		(0.6)
Noncontrolling share of income of TRG	(4.4)		(5.3)
Distributions to participating securities of TRG	(0.4)		(0.4)
Preferred stock dividends	(3.7)		(3.7)
Net income attributable to Taubman Centers, Inc. common shareowners	$7.5		$8.9

SUPPLEMENTAL INFORMATION (3):
EBITDA – 100%	$82.9	$41.7	$85.2	$41.4
EBITDA – outside partners' share	(9.8)	(18.7)	(10.1)	(18.9)
Beneficial interest in EBITDA	$73.2	$23.1	$75.1	$22.5
Beneficial interest expense	(32.6)	(8.2)	(31.5)	(8.4)
Beneficial income tax expense	(0.1)		(0.2)
Non-real estate depreciation	(0.8)		(0.9)
Preferred dividends and distributions	(4.3)		(4.3)
Funds from Operations contribution	$35.3	$14.8	$38.2	$14.2

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

Consolidated Businesses

Total revenues for the quarter ended June 30, 2010 were $154.1 million, a $4.8 million or 3.0% decrease from the comparable period in 2009. Expense recoveries decreased primarily due to lower expenses and decreased CAM capital expenditures. Other income decreased primarily due to lower lease cancellation revenue.

Total expenses were $146.1 million, a $1.3 million or 0.9% increase from the comparable period in 2009. Maintenance, taxes and utilities expense decreased primarily due to lower maintenance costs and electricity expenses at certain centers. Other operating expense increased primarily due to higher costs related to marketing and property management, partially offset by a reduction in the provision for bad debts. Interest expense increased primarily due to the default interest rate charged on The Pier Shops loan in 2010.

Nonoperating income increased $1.0 million primarily due to a $1.0 million gain on a land sale during the three months ended June 30, 2010. There were no land sales in the three months ended June 30, 2009. We expect gains on land sales to be approximately $1 million to $2 million for 2010.

In the three months ended June 30, 2009, we recognized an impairment loss of $1.7 million on our investment in marketable securities. No similar losses were recognized in 2010.

Unconsolidated Joint Ventures

Total revenues for the three months ended June 30, 2010 were $63.7 million, flat over the comparable period in 2009.

Total expenses decreased by $1.3 million or 2.7%, to $47.0 million for the three months ended June 30, 2010 due primarily to decreases in professional fees and depreciation expense.

As a result of the foregoing, income of the Unconsolidated Joint Ventures increased by $1.3 million to $16.7 million for the three months ended June 30, 2010. Our equity in income of the Unconsolidated Joint Ventures was $9.5 million, a $1.1 million increase from the comparable period in 2009.

Net Income and EPS

Our net income was $18.5 million for the three months ended June 30, 2010, compared to $20.9 million for the three months ended June 30, 2009. After allocation of income to noncontrolling, preferred, and participating interests, the net income attributable to Taubman Centers, Inc. common shareowners for 2010 was $7.5 million compared to $8.9 million in the comparable period in 2009. Net income allocable to common shareholders per diluted common share (EPS) for the three months ended June 30, 2010 was $0.14, versus $0.17 per diluted common share for the three months ended June 30, 2009.

FFO and FFO per Share

Our FFO was $50.1 million for the three months ended June 30, 2010 compared to $52.4 million for the three months ended June 30, 2009. FFO per diluted share was $0.61 in 2010, a decrease of 6.2% from $0.65 in the comparable period in 2009. See “General Background and Performance Measurement – Use of Non-GAAP Measures” for the definition of FFO and “Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations.” In addition to the factors above that resulted in the decrease in net income and FFO, the decrease in the per share amounts was also due to the increase in the number of average diluted shares as a result of options exercised and other share-based compensation.

Comparison of the Six Months Ended June 30, 2010 to the Six Months Ended June 30, 2009

The following table sets forth operating results for the six months ended June 30, 2010 and June 30, 2009, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:
	Six Months Ended June 30, 2010		Six Months Ended June 30, 2009
	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)
	(in millions)
REVENUES:
Minimum rents	$167.4	$76.0	$171.5	$77.5
Percentage rents	3.1	1.5	2.7	1.2
Expense recoveries	109.3	45.8	115.3	47.6
Management, leasing, and development services	7.1		6.7
Other	18.7	3.7	20.4	3.4
Total revenues	$305.6	$127.1	$316.6	$129.7

EXPENSES:
Maintenance, taxes, and utilities	$87.6	$32.4	$91.5	$32.3
Other operating	36.3	10.1	31.3	12.4
Restructuring charge			2.6
Management, leasing, and development services	3.8		3.8
General and administrative	14.4		13.7
Interest expense	75.3	31.7	72.7	32.1
Depreciation and amortization (2)	73.0	18.6	72.4	19.3
Total expenses	$290.5	$92.8	$288.1	$96.1

Nonoperating income	1.3		0.4	0.1
Impairment loss on marketable securities			(1.7)
	$16.4	$34.3	$27.3	$33.7
Income tax expense	(0.3)		(0.5)
Equity in income of Unconsolidated Joint Ventures (2)	19.2		18.5
Net income	$35.3		$45.4
Net income attributable to noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	(4.0)		(3.7)
TRG Series F preferred distributions	(1.2)		(1.2)
Noncontrolling share of income of TRG	(8.3)		(11.9)
Distributions to participating securities of TRG	(0.7)		(0.8)
Preferred stock dividends	(7.3)		(7.3)
Net income attributable to Taubman Centers, Inc. common shareowners	$13.7		$20.4

SUPPLEMENTAL INFORMATION (3):
EBITDA – 100%	$164.7	$84.6	$172.4	$85.1
EBITDA – outside partners' share	(19.5)	(38.1)	(19.6)	(38.6)
Beneficial interest in EBITDA	$145.2	$46.5	$152.8	$46.5
Beneficial interest expense	(64.8)	(16.5)	(62.9)	(16.7)
Beneficial income tax expense	(0.3)		(0.5)
Non-real estate depreciation	(1.7)		(1.7)
Preferred dividends and distributions	(8.5)		(8.5)
Funds from Operations contribution	$69.8	$30.0	$79.1	$29.8

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

(2)
Amortization of our additional basis in the Operating Partnership included in depreciation and amortization was $2.5 million in both 2010 and 2009. Also, amortization of our additional basis included in equity in income of Unconsolidated Joint Ventures was $1.0 million in both 2010 and 2009.

(3)	See “General Background and Performance Measurement – Use of Non-GAAP Measures” for the definition and discussion of EBITDA and FFO.
(4)	Amounts in this table may not add due to rounding.

Consolidated Businesses

Total revenues for the six months ended June 30, 2010 were $305.6 million, an $11.0 million or 3.5% decrease from the comparable period in 2009. Minimum rents decreased by $4.1 million, due to decreases in rent per square foot and average occupancy and a positive prior period adjustment in 2009. Expense recoveries decreased primarily due to lower expenses and decreased CAM capital expenditures. Other income decreased primarily due to a decrease in lease cancellation revenue and parking-related revenue, which were partially offset by increased sponsorship income. We expect $11 million for our share of lease cancellation revenue for 2010.

Total expenses were $290.5 million, a $2.4 million or 0.8% increase from the comparable period in 2009. Maintenance, taxes and utilities expense decreased primarily due to decreases in electricity expenses and maintenance costs at certain centers. Other operating expense increased primarily due to pre-development costs. Predevelopment expense in 2009 was low due to reimbursements for work performed in prior periods. We continue to expect predevelopment expense will total about $15 million for the year. Interest expense increased primarily due to the default interest rate charged on The Pier Shops loan in 2010.

Unconsolidated Joint Ventures

Total revenues for the six months ended June 30, 2010 were $127.1 million, a $2.6 million or 2.0% decrease over the comparable period in 2009. Minimum rents decreased $1.5 million, primarily due to decreases in rent per square foot and average occupancy. Expense recoveries decreased primarily due to decreased costs related to marketing and promotion services.

Total expenses decreased by $3.3 million or 3.4%, to $92.8 million for the six months ended June 30, 2010. Other operating expense decreased primarily due to reductions in marketing and promotion expense, professional fees, and bad debt expense.

As a result of the foregoing, income of the Unconsolidated Joint Ventures increased by $0.6 million to $34.3 million for the six months ended June 30, 2010. Our equity in income of the Unconsolidated Joint Ventures was $19.2 million, a $0.7 million increase from the comparable period in 2009.

Net Income and EPS

Our net income was $35.3 million for the six months ended June 30, 2010, compared to $45.4 million for the six months ended June 30, 2009. After allocation of income to noncontrolling, preferred, and participating interests, the net income attributable to Taubman Centers, Inc. common shareowners for 2010 was $13.7 million compared to $20.4 million in the comparable period in 2009. EPS for the six months ended June 30, 2010 was $0.25, versus $0.38 per diluted common share for the six months ended June 30, 2009.

FFO and FFO per Share

Our FFO was $99.9 million for the six months ended June 30, 2010 compared to $109.0 for the six months ended June 30, 2009. FFO per diluted share was $1.21 in 2010, a decrease of 10.4% from $1.35 in the comparable period in 2009. See “General Background and Performance Measurement – Use of Non-GAAP Measures” for the definition of FFO and “Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations.” In addition to the factors above that resulted in the decrease in net income and FFO, the decrease in the per share amounts was also due to the increase in the number of average diluted shares as a result of options exercised and other share-based compensation.

Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations

	Three Months Ended June 30
	2010			2009
	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit	Dollars in millions	Diluted Shares/ Units	Per Share/Unit

Net income attributable to TCO common shareowners	$7.5	55,611,887	$0.14	$8.9	53,666,868	$0.17

Add depreciation of TCO’s additional basis	1.7		0.03	1.7		0.03

Net income attributable to TCO common shareowners, excluding step-up depreciation	$9.2	55,611,887	$0.16	$10.6	53,666,868	$0.20

Add:
Noncontrolling share of income of TRG	4.4	26,337,361		5.3	26,437,684
Distributions to participating securities	0.4	871,262		0.4	871,262

Net income attributable to partnership unitholders and participating securities	$14.0	82,820,510	$0.17	$16.3	80,975,814	$0.20

Add (less) depreciation and amortization (1):
Consolidated businesses at 100%	35.9		0.43	36.1		0.45
Depreciation of TCO’s additional basis	(1.7)		(0.02)	(1.7)		(0.02)
Noncontrolling partners in consolidated joint ventures	(2.5)		(0.03)	(3.2)		(0.04)
Share of Unconsolidated Joint Ventures	5.3		0.06	5.8		0.07
Non-real estate depreciation	(0.8)		(0.01)	(0.9)		(0.01)

Funds from Operations	$50.1	82,820,510	$0.61	$52.4	80,975,814	$0.65

TCO's average ownership percentage of TRG	67.4%			66.8%

Funds from Operations attributable to TCO	$33.8		$0.61	$35.0		$0.65

Funds from Operations	$50.1	82,820,510	$0.61	$52.4	80,975,814	$0.65

Restructuring charge				0.2		0.00

Adjusted Funds from Operations	$50.1	82,820,510	$0.61	$52.6	80,975,814	$0.65

TCO's average ownership percentage of TRG	67.4%			66.8%

Adjusted Funds from Operations attributable to TCO	$33.8		$0.61	$35.1		$0.65

(1)	Depreciation includes $3.7 million and $3.4 million of mall tenant allowance amortization for the three months ended June 30, 2010 and 2009, respectively.
(2)	Amounts in this table may not recalculate due to rounding.

Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations

	Six Months Ended June 30
	2010			2009
	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit	Dollars in millions	Diluted Shares/ Units	Per Share/Unit

Net income attributable to TCO common shareowners	$13.7	55,490,935	$0.25	$20.4	53,466,563	$0.38

Add depreciation of TCO’s additional basis	3.4		0.06	3.4		0.06

Net income attributable to TCO common shareowners, excluding step-up depreciation	$17.2	55,490,935	$0.31	$23.8	53,466,563	$0.45

Add:
Noncontrolling share of income of TRG	8.3	26,351,949		11.9	26,438,939
Distributions to participating securities	0.7	871,262		0.8	871,262

Net income attributable to partnership unitholders and participating securities	$26.2	82,714,146	$0.32	$36.6	80,776,764	$0.45

Add (less) depreciation and amortization (1):
Consolidated businesses at 100%	73.0		0.88	72.4		0.90
Depreciation of TCO’s additional basis	(3.4)		(0.04)	(3.4)		(0.04)
Noncontrolling partners in consolidated joint ventures	(5.0)		(0.06)	(6.1)		(0.08)
Share of Unconsolidated Joint Ventures	10.8		0.13	11.3		0.14
Non-real estate depreciation	(1.7)		(0.02)	(1.7)		(0.02)

Funds from Operations	$99.9	82,714,146	$1.21	$109.0	80,776,764	$1.35

TCO's average ownership percentage of TRG	67.4%			66.8%

Funds from Operations attributable to TCO	$67.3		$1.21	$72.7		$1.35

Funds from Operations	$99.9	82,714,146	$1.21	$109.0	80,776,764	$1.35

Restructuring charge				2.6		0.03

Adjusted Funds from Operations	$99.9	82,714,146	$1.21	$111.6	80,776,764	$1.38

TCO's average ownership percentage of TRG	67.4%			66.8%

Adjusted Funds from Operations attributable to TCO	$67.3		$1.21	$74.5		$1.38

(1)	Depreciation includes $7.3 million and $6.9 million of mall tenant allowance amortization for the six months ended June 30, 2010 and 2009, respectively.
(2)	Amounts in this table may not recalculate due to rounding.

Reconciliation of Net Income to Beneficial Interest in EBITDA

	Three Months Ended June 30		Six Months Ended June 30
	(in millions)		(in millions)
	2010	2009	2010	2009
Net income	$18.5	$20.9	$35.3	$45.4

Add (less) depreciation and amortization:
Consolidated businesses at 100%	35.9	36.1	73.0	72.4
Noncontrolling partners in consolidated joint ventures	(2.5)	(3.2)	(5.0)	(6.1)
Share of Unconsolidated Joint Ventures	5.3	5.8	10.8	11.3

Add (less) interest expense and income tax expense:
Interest expense:
Consolidated businesses at 100%	37.9	36.5	75.3	72.7
Noncontrolling partners in consolidated joint ventures	(5.3)	(4.9)	(10.5)	(9.8)
Share of Unconsolidated Joint Ventures	8.2	8.4	16.5	16.7
Income tax expense	0.1	0.2	0.3	0.5

Less noncontrolling share of income of consolidated joint ventures	(2.0)	(2.0)	(4.0)	(3.7)

Beneficial interest in EBITDA	$96.2	$97.6	$191.7	$199.3

TCO's average ownership percentage of TRG	67.4%	66.8%	67.4%	66.8%

Beneficial interest in EBITDA attributable to TCO	$64.9	$65.2	$129.1	$133.0

(1)	Amounts in this table may not recalculate due to rounding.

Reconciliation of Net Income to Net Operating Income

	Three Months Ended June 30		Six Months Ended June 30
	(in millions)
	2010	2009	2010	2009
Net income	$18.5	$20.9	$35.3	$45.4

Add (less) depreciation and amortization:
Consolidated businesses at 100%	35.9	36.1	73.0	72.4
Noncontrolling partners in consolidated joint ventures	(2.5)	(3.2)	(5.0)	(6.1)
Share of Unconsolidated Joint Ventures	5.3	5.8	10.8	11.3

Add (less) interest expense and income tax expense:
Interest expense:
Consolidated businesses at 100%	37.9	36.5	75.3	72.7
Noncontrolling partners in consolidated joint ventures	(5.3)	(4.9)	(10.5)	(9.8)
Share of Unconsolidated Joint Ventures	8.2	8.4	16.5	16.7
Income tax expense	0.1	0.2	0.3	0.5

Less noncontrolling share of income of consolidated joint ventures	(2.0)	(2.0)	(4.0)	(3.7)

Add EBITDA attributable to outside partners:
EBITDA attributable to noncontrolling partners in consolidated joint ventures	9.8	10.1	19.5	19.6
EBITDA attributable to outside partners in Unconsolidated Joint Ventures	18.7	18.9	38.1	38.6

EBITDA at 100%	$124.7	$126.6	$249.3	$257.5

Add (less) items excluded from shopping center Net Operating Income:
General and administrative expenses	7.0	6.8	14.4	13.7
Management, leasing, and development services, net	(1.8)	(1.3)	(3.3)	(2.9)
Restructuring charge		0.2		2.6
Gain on sale of peripheral land	(1.0)		(1.0)
Interest income	(0.1)	(0.2)	(0.3)	(0.5)
Impairment loss on marketable securities		1.7		1.7
Straight-line of rents	(0.6)	(0.9)	(0.5)	(1.8)
The Pier Shops’ net operating income	(1.1)	(1.5)	(2.3)	(2.3)
Non-center specific operating expenses and other	5.6	4.9	11.8	8.1

Net Operating Income at 100%	$132.7	$136.4	$268.2	$276.2

Liquidity and Capital Resources

Our internally generated funds and distributions from operating centers, and other investing activities, augmented by use of our existing lines of credit, provide resources to maintain our current operations and assets, and pay dividends. Generally, our need to access the capital markets is limited to refinancing debt obligations at maturity and funding major capital investments. See “Capital Spending” for more details. Market conditions may continue to limit our sources of funds for these financing activities and our ability to refinance our debt obligations at present principal amounts, interest rates, and other terms.

We are financed with property-specific secured debt and we have two unencumbered center properties (Willow Bend and Stamford, a 50% owned Unconsolidated Joint Venture property). Of the three loans maturing in 2010, two loans have now been refinanced. The Partridge Creek financing was completed in June 2010 and the Arizona Mills loan was refinanced in early July 2010. Both of these new loans have higher principal amounts than the previous loan balances. For the terms of these new loans see “Results of Operations -  "Refinancing" and - "Subsequent Event”. We are currently working on the refinancing of the MacArthur Center (MacArthur) loan, which matures in October 2010. The existing loan totals $128 million at 100% and $121 million at our beneficial share. The new MacArthur loan is expected to have a 10-year term. The proceeds are expected to be about equal to the current principal amount.

In 2011, $649 million at 100% and $361 million at our beneficial share of additional debt matures (excluding our lines of credit, which are discussed below). Two of the loans, totaling $575 million at 100% and $288 million at our beneficial share, have two twelve-month extension options, subject to certain conditions. We continue to watch the capital markets and the performance of the centers being refinanced in 2011, and if we are unable to refinance or extend all loans maturing in 2011 at their current principal balances we believe we have sufficient resources to address any shortfall.

As of June 30, 2010, we had a consolidated cash balance of $9.2 million. We also have secured lines of credit of $550 million and $40 million. As of June 30, 2010, the total amount utilized of both lines of credit was $143 million. Both lines of credit mature in February 2011. The $550 million line of credit has a one-year extension option. Twelve banks participate in our $550 million line of credit and the failure of one bank to fund a draw on our line does not negate the obligation of the other banks to fund their pro-rata shares.

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

Operating Activities

Our net cash provided by operating activities was $108.9 million in 2010, compared to $112.1 million in 2009. See “Results of Operations” for descriptions of 2010 and 2009 transactions affecting operating cash flow.

Investing Activities

Net cash used in investing activities was $32.1 million in 2010, compared to $15.8 million in 2009. Additions to properties in 2010 related primarily to tenant improvements at existing centers and other capital items. Additions to properties in 2009 related to additions to existing centers, site improvements, and other capital items. A tabular presentation of 2010 capital spending is shown in “Capital Spending.” During 2010, we issued $2.9 million in notes receivable and received a $0.7 million repayment. Contributions to Unconsolidated Joint Ventures of $6.8 million in 2010 included $3.6 million to fund our share of the settlement at Westfarms that was paid in March 2010. Contributions to Unconsolidated Joint Ventures of $1.4 million in 2009 included $1.1 million of funding and costs related to our Sarasota joint venture.

Sources of cash used in funding these investing activities, other than cash flows from operating activities, included distributions from Unconsolidated Joint Ventures. Distributions from Unconsolidated Joint Ventures in excess of income provided $7.5 million and $5.1 million in 2010 and 2009, respectively.

Financing Activities

Net cash used in financing activities was $83.7 million in 2010 compared to $146.3 million in 2009. Payments on debt and for issuance costs, net of proceeds from the issuance of debt, were $1.8 million in 2010, compared to $37.5 million in 2009. In 2010 and 2009, net proceeds of $1.9 million were received and net payments of $1.2 million were made, respectively, in connection with incentive plans. Total dividends and distributions paid were $83.7 million and $106.6 million in 2010 and 2009, respectively. Common dividends paid in 2010 decreased primarily due to a change in the timing of quarterly dividend payments.

Beneficial Interest in Debt

At June 30, 2010, the Operating Partnership's debt and its beneficial interest in the debt of its Consolidated Business and Unconsolidated Joint Ventures totaled $2,885.7 million, with an average interest rate of 5.52% excluding amortization of debt issuance costs and interest rate hedging costs. These costs are reported as interest expense in the results of operations. Interest expense for the six months ended June 30, 2010 includes $0.4 million of non-cash amortization relating to acquisitions, or 0.03% of the average all-in rate. Beneficial interest in debt includes debt used to fund development and expansion costs. Beneficial interest in construction work in progress totaled $58.2 million as of June 30, 2010, which includes $5.7 million of assets on which interest is being capitalized. The following table presents information about our beneficial interest in debt as of June 30, 2010:

	Amount	Interest Rate Including Spread
	(in millions)
Fixed rate debt	$2,439.4	5.88	% (1) (2)

Floating rate debt:
Swapped through December 2010	162.8	5.01%
Swapped through March 2011	125.0	4.22%
Swapped through October 2012	15.0	5.95%
	$302.8	4.73	% (1)
Floating month to month	143.5	1.08	% (1)
Total floating rate debt	$446.3	3.56	% (1)

Total beneficial interest in debt	$2,885.7	5.52	% (1)

Amortization of financing costs (3)		0.19%
Average all-in rate		5.72	% (2)

(1)	Represents weighted average interest rate before amortization of financing costs.
(2)
The Pier Shops’ loan is in default. As of December 2009 interest accrues at the default rate of 10.01% rather than the original stated rate of 6.01%. Excluding our beneficial interest in The Pier Shops’ debt of $104.6 million from the table changes the average fixed rate to 5.70% and the average all-in rate to 5.55%.

(3)	Financing costs include debt issuance costs and costs related to interest rate agreements of certain fixed rate debt.
(4)	Amounts in table may not add due to rounding.

Sensitivity Analysis

We have exposure to interest rate risk on our debt obligations and interest rate instruments. We use derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. We routinely use cap, swap, and treasury lock agreements to meet these objectives. Based on the Operating Partnership's beneficial interest in floating rate debt in effect at June 30, 2010, a one percent increase in interest rates on this floating rate debt would decrease cash flows and annual earnings by approximately $1.4 million, while a one percent decrease in interest rates on this floating rate debt would increase cash flows and annual earnings by approximately $1.4 million. Based on our consolidated debt and interest rates in effect at June 30, 2010, a one percent increase in interest rates would decrease the fair value of debt by approximately $85.0 million, while a one percent decrease in interest rates would increase the fair value of debt by approximately $89.5 million.

Loan Commitments and Guarantees

Certain loan agreements contain various restrictive covenants, including a minimum net worth requirement, a maximum payout ratio on distributions, a minimum debt yield ratio, a maximum leverage ratio, minimum interest coverage ratios, and a minimum fixed charges coverage ratio, the latter being the most restrictive. This covenant requires that we maintain a minimum fixed charges coverage ratio of more than 1.5 over a trailing 12-month period. As of June 30, 2010, our trailing 12-month minimum fixed charges coverage ratio was 2.1. Other than The Pier Shops’ loan, which is in default, we are in compliance with all of our covenants and loan obligations as of June 30, 2010. The default on this loan did not trigger any cross defaults on our other indebtedness. The maximum payout ratio on distributions covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain our tax status, pay preferred distributions, and for distributions related to the sale of certain assets. See “Note 4 – Beneficial Interest in Debt and Interest Expense” to our consolidated financial statements for more details on loan guarantees.

Cash Tender Agreement

A. Alfred Taubman has the annual right to tender partnership units in the Operating Partnership and cause us to purchase the tendered interests at a purchase price based on a market valuation of TCO on the trading date immediately preceding the date of the tender. See “Note 8 – Commitments and Contingencies” to our consolidated financial statements for more details.

Capital Spending

City Creek Center

We have finalized agreements, regarding City Creek Center, a mixed-use project in Salt Lake City, Utah. The 0.7 million square foot retail component of the project will include Macy’s and Nordstrom as anchors. We are currently providing development and leasing services and will be the manager for the retail space, which we will own under a participating lease. City Creek Reserve, Inc. (CCRI), an affiliate of the LDS Church, is the participating lessor and is providing all of the construction financing. We expect an approximately 11% to 12% return on our approximately $76 million investment, of which $75 million will be paid to CCRI upon opening of the retail center. We are required to maintain a $25 million letter of credit until the $75 million is paid to CCRI. As of June 30, 2010, the capitalized cost of this project was approximately $1 million. Construction is progressing and we are leasing space for a spring 2012 opening.

2010 Capital Spending

Capital spending for routine maintenance of the shopping centers is generally recovered from tenants. Capital spending through June 30, 2010 is summarized in the following table:

	2010 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
Existing centers:
Projects with incremental GLA or anchor replacement	$3.9	$3.9
Projects with no incremental GLA and other	3.1	3.1	$1.3	$0.6
Mall tenant allowances (2)	11.1	10.6	0.9	0.5
Asset replacement costs reimbursable by tenants	2.3	2.1	1.1	0.6

Corporate office improvements, technology, and equipment and other	0.4	0.4

Additions to properties	$20.8	$20.2	$3.3	$1.8

(1)	Costs are net of intercompany profits and are computed on an accrual basis.
(2)	Excludes initial lease-up costs.
(3)	Amounts in this table may not add due to rounding.

For the six months ended June 30, 2010, in addition to the costs above, we incurred our $3.7 million share of Consolidated Businesses’ and $0.4 million share of Unconsolidated Joint Ventures’ capitalized leasing costs.

The following table presents a reconciliation of the Consolidated Businesses’ capital spending shown above (on an accrual basis) to additions to properties (on a cash basis) as presented in our Consolidated Statement of Cash Flows for the six months ended June 30, 2010:

(in millions)
Consolidated Businesses’ capital spending	$20.8
Differences between cash and accrual basis	11.4
Additions to properties	$32.2

Planned 2010 Capital Spending

The following table summarizes planned capital spending for 2010:

	2010 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
Existing centers (2)	$65.3	$62.3	$12.9	$7.1
Corporate office improvements, technology, and equipment	1.0	1.0

Total	$66.3	$63.3	$12.9	$7.1

(1)	Costs are net of intercompany profits.
(2)	Primarily includes costs related to renovations, mall tenant allowances, and asset replacement costs reimbursable by tenants.
(3)	Amounts in this table may not add due to rounding.

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

On May 21, 2010, we declared a quarterly dividend of $0.415 per common share, $0.50 per share on our 8% Series G Preferred Stock, and $0.4765625 on our 7.625% Series H Preferred Stock, all of which were paid on June 30, 2010 to shareowners of record on June 15, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in this report at Item 2 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sensitivity Analysis.”

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

Refer to “Note 8 – Commitments and Contingencies” to our consolidated financial statements relating to the California restaurant owners litigation and, the restaurant owners at The Pier Shops litigation. There were no material developments regarding these matters during the quarter ended June 30, 2010.

In April 2010, the holder of the mortgage on The Pier Shops filed a mortgage foreclosure complaint in the United States District Court for the District of New Jersey (Case No. CV01755) against APA. The plaintiff seeks to establish the amounts due under The Pier Shops’ mortgage loan agreement, foreclose all right, title, and lien which APA has in The Pier Shops’ leasehold interest, obtain possession of the property, and order a foreclosure sale of the property to satisfy the amounts due under the loan. The Company anticipates that the foreclosure will be completed in the third quarter of 2010, at which time ownership of The Pier Shops will be transferred in satisfaction of the obligations under the debt. However, the foreclosure process is not in the Company’s control and possibly transfer of title may not be completed until later.

Item 1A. Risk Factors

There were no material changes in our risk factors previously disclosed in Part I, Item 1A. of our Form 10-K for the year ended December 31, 2009.

Item 6. Exhibits

10(a)	--
The Taubman Company 2008 Omnibus Long-Term Incentive Plan, as amended and restated as of May 21, 2010 (incorporated herein by reference to Appendix A to the Registrant’s Proxy Statement on Schedule 14A, filed with the Commission on March 31, 2010)

12	--	Statement Re: Computation of Taubman Centers, Inc. Ratio of Earnings to Combined Fixed Charges and Preferred Dividends
31(a)	--	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31(b)	--	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32(a)	--	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32(b)	--	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99	--	Debt Maturity Schedule
101	--
The following materials from Taubman Centers, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheet, (2) the Consolidated Statements of Operations and Comprehensive Income, (3) Consolidated Statement of Changes in Equity, (4) the Consolidated Statement of Cash Flows, and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAUBMAN CENTERS, INC.
Date: August 2, 2010	By: /s/ Lisa A. Payne
Lisa A. Payne
Vice Chairman, Chief Financial Officer, and Director (Principal Financial Officer)