Form 10-Q
period 2010-09-30
TAUBMAN CENTERS INC
filed 2010-11-05
CIK 890319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2010
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

☐ Yes ☒ No

As of November 4, 2010, there were outstanding 54,680,157 shares of the Company's common stock, par value $0.01 per share.

TAUBMAN CENTERS, INC.
CONTENTS

TAUBMAN CENTERS, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	September 30 2010	December 31 2009
Assets:
Properties	$3,497,746	$3,496,853
Accumulated depreciation and amortization	(1,172,843)	(1,100,610)
	$2,324,903	$2,396,243
Investment in Unconsolidated Joint Ventures (Note 4)	76,119	89,804
Cash and cash equivalents	17,311	16,176
Accounts and notes receivable, less allowance for doubtful accounts of $7,790 and $6,894 in 2010 and 2009	36,149	44,503
Accounts receivable from related parties	1,647	1,558
Deferred charges and other assets	73,547	58,569
	$2,529,676	$2,606,853
Liabilities:
Notes payable (Note 5)	$2,657,819	$2,691,019
Accounts payable and accrued liabilities	239,976	230,276
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures (Note 4)	172,953	160,305
	$3,070,748	$3,081,600
Commitments and contingencies (Notes 5, 7, 8, and 9)

Equity:
Taubman Centers, Inc. Shareowners’ Equity:
Series B Non-Participating Convertible Preferred Stock, $0.001 par and liquidation value, 40,000,000 shares authorized, 26,233,126 and 26,359,235 shares issued and outstanding at September 30, 2010 and December 31, 2009	$26	$26
Series G Cumulative Redeemable Preferred Stock, 4,000,000 shares authorized, no par, $100 million liquidation preference, 4,000,000 shares issued and outstanding at September 30, 2010 and December 31, 2009

Series H Cumulative Redeemable Preferred Stock, 3,480,000 shares authorized, no par, $87 million liquidation preference, 3,480,000 shares issued and outstanding at September 30, 2010 and December 31, 2009

Common Stock, $0.01 par value, 250,000,000 shares authorized, 54,679,877 and 54,321,586 shares issued and outstanding at September 30, 2010 and December 31, 2009	547	543
Additional paid-in capital	587,669	579,983
Accumulated other comprehensive income (loss)	(21,846)	(24,443)
Dividends in excess of net income	(938,350)	(884,666)
	$(371,954)	$(328,557)

Noncontrolling interests (Note 6)	(169,118)	(146,190)
	$(541,072)	$(474,747)
	$2,529,676	$2,606,853

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Three Months Ended September 30
	2010	2009
Revenues:
Minimum rents	$84,517	$83,403
Percentage rents	3,426	2,621
Expense recoveries	56,682	56,720
Management, leasing, and development services	4,359	3,444
Other	6,279	17,012
	$155,263	$163,200
Expenses:
Maintenance, taxes, and utilities	$45,867	$46,286
Other operating	18,086	16,506
Management, leasing, and development services	2,204	2,140
General and administrative	7,168	7,155
Impairment charges (Note 3)		166,680
Interest expense	38,906	36,407
Depreciation and amortization	44,500	37,726
	$156,731	$312,900
Nonoperating income	$191	$247
Income (loss) before income tax (expense) benefit and equity in income of Unconsolidated Joint Ventures	$(1,277)	$(149,453)
Income tax (expense) benefit (Note 2)	(238)	211
Equity in income of Unconsolidated Joint Ventures (Note 4)	9,973	10,454
Net income (loss)	$8,458	$(138,788)
Net (income) loss attributable to noncontrolling interests (Note 6)	(3,707)	48,735
Net income (loss) attributable to Taubman Centers, Inc.	$4,751	$(90,053)
Distributions to participating securities of TRG (Note 8)	(371)	(362)
Preferred stock dividends	(3,658)	(3,658)
Net income (loss) attributable to Taubman Centers, Inc. common shareowners	$722	$(94,073)

Net income (loss)	$8,458	$(138,788)
Other comprehensive income:
Unrealized gain on interest rate instruments and other	569	1,093
Reclassification adjustment for amounts recognized in net income	315	315
Comprehensive income (loss)	$9,342	$(137,380)
Comprehensive (income) loss attributable to noncontrolling interests	(4,784)	47,996
Comprehensive income (loss) attributable to Taubman Centers, Inc.	$4,558	$(89,384)

Basic earnings (loss) per common share (Note 10)	$0.01	$(1.77)

Diluted earnings (loss) per common share (Note 10)	$0.01	$(1.77)

Cash dividends declared per common share	$0.415	$0.415

Weighted average number of common shares outstanding – basic	54,679,877	53,147,866

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Nine Months Ended September 30
	2010	2009
Revenues:
Minimum rents	$251,952	$254,855
Percentage rents	6,561	5,342
Expense recoveries	165,937	172,003
Management, leasing, and development services	11,422	10,189
Other	24,962	37,440
	$460,834	$479,829
Expenses:
Maintenance, taxes, and utilities	$133,478	$137,773
Other operating	54,433	47,823
Restructuring charge (Note 1)		2,630
Management, leasing, and development services	5,982	5,976
General and administrative	21,593	20,890
Impairment charges (Note 3)		166,680
Interest expense	114,246	109,113
Depreciation and amortization	117,502	110,077
	$447,234	$600,962
Nonoperating income	$1,490	$680
Impairment loss on marketable securities (Note 11)		(1,666)
Income (loss) before income tax expense and equity in income of Unconsolidated Joint Ventures	$15,090	$(122,119)
Income tax expense (Note 2)	(548)	(257)
Equity in income of Unconsolidated Joint Ventures (Note 4)	29,213	28,980
Net income (loss)	$43,755	$(93,396)
Net (income) loss attributable to noncontrolling interests (Note 6)	(17,228)	31,903
Net income (loss) attributable to Taubman Centers, Inc.	$26,527	$(61,493)
Distributions to participating securities of TRG (Note 8)	(1,094)	(1,198)
Preferred stock dividends	(10,975)	(10,975)
Net income (loss) attributable to Taubman Centers, Inc. common shareowners	$14,458	$(73,666)

Net income (loss)	$43,755	$(93,396)
Other comprehensive income:
Unrealized gain on interest rate instruments and other	6,468	5,373
Reclassification adjustment for amounts recognized in net income:
Impairment loss on marketable securities		1,666
Other	946	946
Comprehensive income (loss)	$51,169	$(85,411)
Comprehensive (income) loss attributable to noncontrolling interests	(22,080)	27,867
Comprehensive income (loss) attributable to Taubman Centers, Inc.	$29,089	$(57,544)

Basic earnings (loss) per common share (Note 10)	$0.27	$(1.39)

Diluted earnings (loss) per common share (Note 10)	$0.26	$(1.39)

Cash dividends declared per common share	$1.245	$1.245

Weighted average number of common shares outstanding – basic	54,530,503	53,112,145

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(in thousands, except share data)

	Taubman Centers, Inc. Shareowners’ Equity
	Preferred Stock		Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Dividends in Excess of Net Income	Noncontrolling Interests	Total Equity

	Shares	Amount	Shares	Amount

Balance, January 1, 2009	33,909,235	$26	53,018,987	$530	$556,145	$(29,778)	$(726,097)	$(61,034)	$(260,208)

Issuance of stock pursuant to Continuing Offer (Notes 6, 8, and 9)	(60,000)		74,762	1	(7)			6
Share-based compensation under employee and director benefit plans (Note 8)			77,488	1	6,651				6,652
Dividend equivalents (Note 8)							(262)		(262)
Dividends and distributions							(78,342)	(48,996)	(127,338)
Net loss							(61,493)	(31,903)	(93,396)
Other comprehensive loss (Notes 7 and 11):
Unrealized gain on interest rate instruments and other						2,205		3,168	5,373
Reclassification adjustments for amounts recognized in net income:
Impairment loss on marketable securities						1,113		553	1,666
Other						631		315	946
Balance, September 30, 2009	33,849,235	$26	53,171,237	$532	$562,789	$(25,829)	$(866,194)	$(137,891)	$(466,567)

Balance, January 1, 2010	33,839,235	$26	54,321,586	$543	$579,983	$(24,443)	$(884,666)	$(146,190)	$(474,747)

Issuance of stock pursuant to Continuing Offer (Notes 6, 8, and 9)	(126,109)		126,116	1	(611)	35		575
Share-based compensation under employee and director benefit plans (Note 8)			232,175	3	8,297				8,300
Contribution from noncontrolling interest								28	28
Dividend equivalents (Note 8)							(140)		(140)
Dividends and distributions							(80,071)	(45,611)	(125,682)
Net income							26,527	17,228	43,755
Other comprehensive income (Note 7):
Unrealized gain on interest rate instruments and other						1,924		4,544	6,468
Reclassification adjustment for amounts recognized in net income						638		308	946
Balance, September 30, 2010	33,713,126	$26	54,679,877	$547	$587,669	$(21,846)	$(938,350)	$(169,118)	$(541,072)

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30
	2010	2009
Cash Flows From Operating Activities:
Net income (loss)	$43,755	$(93,396)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	117,502	110,077
Provision for bad debts	3,213	2,928
Impairment loss on marketable securities		1,666
Gain on sale of land	(1,040)
Impairment charges		166,680
Other	8,306	8,971
Increase (decrease) in cash attributable to changes in assets and liabilities:
Receivables, deferred charges, and other assets	(8,421)	14,287
Accounts payable and other liabilities	14,772	(22,772)
Net Cash Provided By Operating Activities	$178,087	$188,441

Cash Flows From Investing Activities:
Additions to properties	$(47,757)	$(36,719)
Refund of The Mall at Studio City escrow		54,334
Proceeds from sale of land	1,557
Repayments of notes receivable	1,136	4,500
Issuances of notes receivable	(2,948)
Contributions to Unconsolidated Joint Ventures	(7,042)	(1,660)
Distributions from Unconsolidated Joint Ventures in excess of income	35,165	8,176
Other		942
Net Cash Provided By (Used In) Investing Activities	$(19,889)	$29,573

Cash Flows From Financing Activities:
Debt proceeds	$213,500	$978
Debt payments	(243,779)	(110,996)
Debt issuance costs	(2,913)
Issuance of common stock and/or partnership units in connection with incentive plans	1,928	(1,204)
Distributions to noncontrolling interests	(45,611)	(48,996)
Distributions to participating securities of TRG	(1,094)	(1,198)
Cash dividends to preferred shareowners	(10,975)	(10,975)
Cash dividends to common shareowners	(67,929)	(88,158)
Other	(190)	(1,404)
Net Cash Used In Financing Activities	$(157,063)	$(261,953)

Net Increase (Decrease) In Cash and Cash Equivalents	$1,135	$(43,939)

Cash and Cash Equivalents at Beginning of Period	16,176	59,188

Cash and Cash Equivalents at End of Period	$17,311	$15,249

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Interim Financial Statements

General

Taubman Centers, Inc. (the Company or TCO) is a Michigan corporation that operates as a self-administered and self-managed real estate investment trust (REIT). The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG) is a majority-owned partnership subsidiary of TCO that owns direct or indirect interests in all of the company’s real estate properties. In this report, the term “Company" refers to TCO, the Operating Partnership, and/or the Operating Partnership's subsidiaries as the context may require. The Company engages in the ownership, management, leasing, acquisition, disposition, development, and expansion of regional and super-regional retail shopping centers and interests therein. The Company’s owned portfolio as of September 30, 2010 included 23 urban and suburban shopping centers in ten states.

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

Ownership

In addition to the Company’s common stock, there are three classes of preferred stock (Series B, G, and H) outstanding as of September 30, 2010. Dividends on the 8% Series G and 7.625% Series H Preferred Stock are cumulative and are paid on the last day of each calendar quarter. The Company owns corresponding Series G and Series H Preferred Equity interests in the Operating Partnership that entitle the Company to income and distributions (in the form of guaranteed payments) in amounts equal to the dividends payable on the Company’s Series G and Series H Preferred Stock.

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

Outstanding voting securities of the Company at September 30, 2010 consisted of 26,233,126 shares of Series B Preferred Stock and 54,679,877 shares of Common Stock.

The Operating Partnership

At September 30, 2010, the Operating Partnership’s equity included three classes of preferred equity (Series F, G, and H) and the net equity of the partnership unitholders. Net income and distributions of the Operating Partnership are allocable first to the preferred equity interests, and the remaining amounts to the general and limited partners in the Operating Partnership in accordance with their percentage ownership. The Series G and Series H Preferred Equity are owned by the Company and are eliminated in consolidation. The Series F Preferred Equity is owned by an institutional investor and accounted for as a noncontrolling interest of the Company.

The Company's ownership in the Operating Partnership at September 30, 2010 consisted of a 68% managing general partnership interest, as well as the Series G and H Preferred Equity interests. The Company's average ownership percentage in the Operating Partnership for the nine months ended September 30, 2010 and 2009 was 67%. At September 30, 2010, the Operating Partnership had 80,931,453 partnership units outstanding, of which the Company owned 54,679,877 units.

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

Note 2 – Income Taxes

Income Tax Expense

The Company’s income tax expense (benefit) for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
State current	$275	$(105)	$725	$576
State deferred	(13)	(106)	(198)	(319)
Federal current	11		56
Foreign current	(35)		(35)
Total income tax expense (benefit)	$238	$(211)	$548	$257

The Company expects to have less than $0.1 million of federal alternative minimum tax payable in 2010. The Company had no other federal or foreign income tax expense during these periods as a result of net operating losses incurred by the Company’s Taxable REIT Subsidiaries.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Taxes

Deferred tax assets and liabilities as of September 30, 2010 and December 31, 2009 are as follows:

	2010	2009
Deferred tax assets:
Federal	$8,097	$8,697
Foreign	2,040	1,513
State	6,742	6,467
Total deferred tax assets	$16,879	$16,677
Valuation allowances	(9,334)	(9,090)
Net deferred tax assets	$7,545	$7,587
Deferred tax liabilities:
Federal	$616	$615
State	4,155	4,396
Total deferred tax liabilities	$4,771	$5,011

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

Note 3 – Impairment Charges

Regency Square

In September 2009, the Company concluded that the carrying value (book value) of the investment in Regency Square was impaired and recognized a non-cash charge of $59.0 million, representing the excess book value of the investment over its fair value of approximately $29 million. The Company’s conclusion was based on estimates of future cash flows for the property, which were negatively impacted by necessary capital expenditures and declining net operating income. The book value of the investment in Regency Square as of September 30, 2010 was $31 million, which includes additional capital spending that was anticipated in determining the fair value.

In September 2010, the Board of Directors concluded that it is in the best interest of the Company to discontinue its financial support of Regency Square and as a result, the Company has begun discussions with the lender about the center’s future ownership. Recently, the Company obtained a waiver from its bank group that allows this action to be taken without triggering a default under the Company’s lines of credit. At the current time, subject to decisions by the lender, the Company will continue to manage the shopping center. The Regency Square loan had a principal balance of $73.2 million as of September 30, 2010, with $71.6 million due on this amortizing loan at its maturity in November 2011. The Company expects to accrue a default rate of interest on the loan of 10.75% (6.75% plus a 4% default rate) beginning late in the fourth quarter of 2010.

The Pier Shops at Caesars

In September 2009, the Company concluded that the carrying value of the investment in the consolidated joint venture that owns The Pier Shops at Caesars (The Pier Shops) was impaired and recognized a non-cash charge of $107.7 million, representing the excess of The Pier Shops’ book value of the investment over its fair value of approximately $52 million. The Operating Partnership’s share of the charge was $101.8 million. The Company’s conclusion was based on a decision by its Board of Directors, in connection with a review of the Company’s capital plan, to discontinue the Company’s financial support of The Pier Shops. The $135 million loan encumbering The Pier Shops is currently in default. The administration of the loan has been turned over to the special servicer. Under the terms of the loan agreement, interest accrues at the original stated rate of 6.01% plus a 4% default rate. The book value of the investment in The Pier Shops as of September 30, 2010 was $46 million (see Note 9 for more information on related litigation).

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Regarding both Regency Square and The Pier Shops, a non-cash accounting gain, representing the difference between the book value of the debt, interest payable and other obligations extinguished over the net book value of the property and any other assets transferred, will be recognized for each center when its loan obligation is extinguished upon transfer of title of the respective center. The transition processes are not in the Company’s control and the timing of transfer of title for each of the centers is uncertain. The Company will continue to record the operations of the centers and interest on the loans in its results until ownership of the centers has been transferred.

See Note 11 for assumptions used to estimate the fair values of these assets in 2009.

Note 4 – Investments in Unconsolidated Joint Ventures

General Information

The Company owns beneficial interests in joint ventures that own shopping centers. The Operating Partnership is the direct or indirect managing general partner or managing member of these Unconsolidated Joint Ventures, except for the ventures that own Arizona Mills, The Mall at Millenia, and Waterside Shops.

Shopping Center	Ownership as of September 30, 2010 and December 31, 2009
Arizona Mills	50%
Fair Oaks	50
The Mall at Millenia	50
Stamford Town Center	50
Sunvalley	50
Waterside Shops	25
Westfarms	79

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

In its Consolidated Balance Sheet, the Company separately reports its investment in Unconsolidated Joint Ventures for which accumulated distributions have exceeded investments in and net income of the Unconsolidated Joint Ventures. The net equity of certain joint ventures is less than zero because distributions are usually greater than net income, as net income includes non-cash charges for depreciation and amortization. In addition, distributions related to refinancing of the centers will further decrease the net equity of the centers.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30 2010	December 31 2009
Assets:
Properties	$1,093,324	$1,094,963
Accumulated depreciation and amortization	(414,272)	(396,518)
	$679,052	$698,445
Cash and cash equivalents	18,030	18,544
Accounts and notes receivable, less allowance for doubtful accounts of $1,501 and $1,703 in 2010 and 2009	18,085	26,982
Deferred charges and other assets	20,774	22,310
	$735,941	$766,281

Liabilities and accumulated deficiency in assets:
Notes payable	$1,128,507	$1,092,806
Accounts payable and other liabilities	36,417	50,615
TRG's accumulated deficiency in assets	(229,180)	(205,566)
Unconsolidated Joint Venture Partners' accumulated deficiency in assets	(199,803)	(171,574)
	$735,941	$766,281

TRG's accumulated deficiency in assets (above)	$(229,180)	$(205,566)
TRG basis adjustments, including elimination of intercompany profit	69,112	70,371
TCO's additional basis	63,234	64,694
Net Investment in Unconsolidated Joint Ventures	$(96,834)	$(70,501)
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures	172,953	160,305
Investment in Unconsolidated Joint Ventures	$76,119	$89,804

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Revenues	$65,775	$67,286	$192,837	$197,030
Maintenance, taxes, utilities, and other operating expenses	$22,557	$22,929	$66,232	$69,297
Interest expense	16,141	16,219	47,875	48,287
Depreciation and amortization	9,611	9,212	27,783	28,172
Total operating costs	$48,309	$48,360	$141,890	$145,756
Nonoperating income	2	31	3	88
Net income	$17,468	$18,957	$50,950	$51,362

Net income attributable to TRG	$10,069	$10,435	$29,307	$28,700
Realized intercompany profit, net of depreciation on TRG’s basis adjustments	391	506	1,366	1,740
Depreciation of TCO's additional basis	(487)	(487)	(1,460)	(1,460)
Equity in income of Unconsolidated Joint Ventures	$9,973	$10,454	$29,213	$28,980

Beneficial interest in Unconsolidated Joint Ventures’ operations:
Revenues less maintenance, taxes, utilities, and other operating expenses	$24,064	$24,413	$70,555	$70,897
Interest expense	(8,360)	(8,416)	(24,810)	(25,069)
Depreciation and amortization	(5,731)	(5,543)	(16,532)	(16,848)
Equity in income of Unconsolidated Joint Ventures	$9,973	$10,454	$29,213	$28,980

The estimated fair value of the Unconsolidated Joint Ventures’ notes payable was $1.2 billion and $1.1 billion at September 30, 2010 and December 31, 2009, respectively.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Beneficial Interest in Debt and Interest Expense

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

	At 100%		At Beneficial Interest
	Consolidated Subsidiaries	Unconsolidated Joint Ventures	Consolidated Subsidiaries	Unconsolidated Joint Ventures
Debt as of:
September 30, 2010	$2,657,819	$1,128,507	$2,298,719	$576,826
December 31, 2009	2,691,019	1,092,806	2,332,030	559,817

Capitalized interest:
Nine months ended September 30, 2010	$176		$176
Nine months ended September 30, 2009	915	$23	905	$11

Interest expense:
Nine months ended September 30, 2010	$114,246	$47,875	$98,377	$24,810
Nine months ended September 30, 2009	109,113	48,287	94,318	25,069

Debt Covenants and Guarantees

Certain loan agreements contain various restrictive covenants, including a minimum net worth requirement, a maximum payout ratio on distributions, a minimum debt yield ratio, a maximum leverage ratio, minimum interest coverage ratios and a minimum fixed charges coverage ratio, the latter being the most restrictive. Other than The Pier Shops’ loan, which is in default, the Company is in compliance with all of its covenants and loan obligations as of September 30, 2010 (see Note 3 for information on the Regency Square loan). The default on this loan did not trigger any cross defaults on the Company’s other indebtedness. The maximum payout ratio on distributions covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain the Company's tax status, pay preferred distributions, and for distributions related to the sale of certain assets.

Payments of principal and interest on the loans in the following table are guaranteed by the Operating Partnership as of September 30, 2010.

Center	Loan Balance as of 9/30/10	TRG's Beneficial Interest in Loan Balance as of 9/30/10	Amount of Loan Balance Guaranteed by TRG as of 9/30/10	% of Loan Balance Guaranteed by TRG	% of Interest Guaranteed by TRG
	(in millions)
Dolphin Mall	$10.0	$10.0	$10.0	100%	100%
Fairlane Town Center	80.0	80.0	80.0	100	100
Twelve Oaks Mall	–	–	–	100	100

The Company is required to escrow cash balances for specific uses stipulated by certain of its lenders. As of September 30, 2010 and December 31, 2009, the Company’s cash balances restricted for these uses were $10.7 million and $3.5 million, respectively. Such amounts are included within Deferred Charges and Other Assets in the Company’s Consolidated Balance Sheet.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2010 Financings

In September 2010, the Company completed a 10-year, $131 million non-recourse refinancing on MacArthur, a 95% owned consolidated joint venture, which bears interest at one month LIBOR plus 2.35%, and is swapped at an all-in-rate of 5.12% (see Note 7 for more information on this swap). The payments are interest-only for the first two years, and then payments are based on amortizing principal over 30 years. The existing $127.1 million 6.96% fixed rate loan was paid off and the Company’s share of excess proceeds was used to pay down its revolving line of credit.

In July 2010, a 10-year, $175 million non-recourse refinancing was completed on Arizona Mills, a 50% owned unconsolidated joint venture, which bears interest at an all-in-rate of 5.84%. The payments are based on amortizing principal over 30 years. The existing $131 million 7.90% fixed rate loan was paid off and the Company’s share of excess proceeds was used to pay down its revolving line of credit.

In June 2010, the Company completed a 10-year, $82.5 million non-recourse financing on The Mall at Partridge Creek that bears interest at an all-in-rate of 6.25%. The loan payments are based on amortizing principal over 30 years. The existing $73.8 million floating rate loan was paid off and the excess proceeds were used to pay down the Company’s revolving line of credit.

The Pier Shops Loan Default

The $135 million loan encumbering The Pier Shops is currently in default (see Notes 3 and 9 regarding additional information on the center and the default on this loan).

Note 6 – Noncontrolling Interests

As of September 30, 2010 and December 31, 2009, noncontrolling interests in the Company are comprised of the ownership interests of (1) noncontrolling interests in the Operating Partnership and (2) the noncontrolling interests in joint ventures controlled by the Company through ownership or contractual arrangements. These noncontrolling interests reported in equity are not subject to any mandatory redemption requirements or other redemption features outside of the Company's control that would result in presentation outside of permanent equity pursuant to general accounting standards regarding the classification and measurement of redeemable equity instruments.

The net equity balance of the noncontrolling interests as of September 30, 2010 and December 31, 2009 includes the following:

	2010	2009
Noncontrolling interests:
Noncontrolling interests in consolidated joint ventures	$(101,207)	$(100,014)
Noncontrolling interests in partnership equity of TRG	(97,128)	(75,393)
Preferred equity of TRG	29,217	29,217
	$(169,118)	$(146,190)

Net income (loss) attributable to the noncontrolling interests for the three months ended September 30, 2010 and September 30, 2009 includes the following:

	2010	2009
Net income (loss) attributable to noncontrolling interests:
Noncontrolling share of income (loss) of consolidated joint ventures	$1,920	$(3,456)
TRG Series F preferred distributions	615	615
Noncontrolling share of income (loss) of TRG	1,172	(45,894)
	$3,707	$(48,735)

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net income (loss) attributable to the noncontrolling interests for the nine months ended September 30, 2010 and September 30, 2009 includes the following:

	2010	2009
Net income (loss) attributable to noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	$5,901	$270
TRG Series F preferred distributions	1,845	1,845
Noncontrolling share of income (loss) of TRG	9,482	(34,018)
	$17,228	$(31,903)

Equity Transactions

The following schedule presents the effects of changes in Taubman Centers, Inc.’s ownership interest in consolidated subsidiaries on Taubman Centers, Inc.’s equity for the nine months ended September 30, 2010 and September 30, 2009:

	2010	2009
Net income (loss) attributable to Taubman Centers, Inc. common shareowners	$14,458	$(73,666)
Transfers (to) from the noncontrolling interest –
Decrease in Taubman Centers, Inc.’s paid-in capital for the acquisition of additional units of TRG under the Continuing Offer	(611)	(7)
Net transfers (to) from noncontrolling interests	(611)	(7)
Change from net income (loss) attributable to Taubman Centers, Inc. and transfers (to) from noncontrolling interests	$13,847	$(73,673)

Finite Life Entities

ASC Topic 480, “Distinguishing Liabilities from Equity” establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. At September 30, 2010, the Company held controlling interests in consolidated entities with specified termination dates in 2081 and 2083. The noncontrolling owners’ interests in these entities are to be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entity. The estimated fair value of these noncontrolling interests was approximately $107 million at September 30, 2010, compared to a book value of $(99.7) million that is classified in Noncontrolling Interests in the Company’s Consolidated Balance Sheet.

Note 7 – Derivative and Hedging Activities

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2010, the Company had the following outstanding interest rate derivatives that were designated and are expected to be effective as cash flow hedges of the interest payments on the associated debt.

Instrument Type	Ownership	Notional Amount	Swap Rate	Credit Spread on Loan	Total Swapped Rate on Loan	Maturity Date
Consolidated Subsidiaries:
Receive variable (LIBOR) /pay-fixed swap	50.1%	$325,000	3.86%	1.15%	5.01%	January 2011
Receive variable (LIBOR) /pay-fixed swap (1)	95.0	131,000	2.64	2.35	4.99	September 2020
Unconsolidated Joint Ventures:
Receive variable (LIBOR) /pay-fixed swap	50.0	250,000	2.82	1.40	4.22	April 2011
Receive variable (LIBOR) /pay-fixed swap	50.0	30,000	5.05	0.90	5.95	November 2012

(1)	The notional amount of the swap is equal to the outstanding principal balance on the loan, which begins amortizing after the first two years.

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

The Company expects that approximately $9.8 million of the AOCI of Taubman Centers, Inc. and the noncontrolling interests will be reclassified from AOCI and recognized as a reduction of income in the following 12 months.

As of September 30, 2010, the Company had $2.9 million of net realized losses included in AOCI resulting from settled derivative instruments, which were designated as cash flow hedges that are being recognized as a reduction of income over the term of the hedged debt.

The following tables present the effect of derivative instruments on the Company’s Consolidated Statement of Operations and Comprehensive Income for the three and nine months ended September 30, 2010 and September 30, 2009. The tables include the location and amount of unrealized gains and losses on outstanding derivative instruments in cash flow hedging relationships and the location and amount of realized losses reclassified from AOCI into income resulting from settled derivative instruments associated with hedged debt.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended September 30, 2010 and September 30, 2009, the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
	Three months ended September 30			Three months ended September 30
	2010	2009		2010	2009
Derivatives in cash flow hedging relationships:
Interest rate contracts – consolidated subsidiaries	$(308)	$820	Interest Expense	$(3,208)	$(2,970)
Interest rate contracts – UJVs	574	(180)	Equity in Income of UJVs	(976)	(981)
Total derivatives in cash flow hedging relationships	$266	$640		$(4,184)	$(3,951)

Realized losses on settled cash flow hedges:
Interest rate contracts – consolidated subsidiaries			Interest Expense	$(221)	$(221)
Interest rate contract – UJVs			Equity in Income of UJVs	(94)	(94)
Total realized losses on settled cash flow hedges				$(315)	$(315)

During the nine months ended September 30, 2010 and September 30, 2009, the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
	Nine months ended September 30			Nine months ended September 30
	2010	2009		2010	2009
Derivatives in cash flow hedging relationships:
Interest rate contracts – consolidated subsidiaries	$4,592	$4,156	Interest Expense	$(9,088)	$(8,471)
Interest rate contracts – UJVs	1,508	950	Equity in Income of UJVs	(2,944)	(2,755)
Total derivatives in cash flow hedging relationships	$6,100	$5,106		$(12,032)	$(11,226)

Realized losses on settled cash flow hedges:
Interest rate contracts – consolidated subsidiaries			Interest Expense	$(664)	$(664)
Interest rate contract – UJVs			Equity in Income of UJVs	(282)	(282)
Total realized losses on settled cash flow hedges				$(946)	$(946)

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company records all derivative instruments at fair value in the Consolidated Balance Sheet. The following table presents the location and fair value of the Company’s derivative financial instruments as reported in the Consolidated Balance Sheet as of September 30, 2010 and December 31, 2009. As of September 30, 2010 and December 31, 2009, the Company does not have any derivatives in an asset position.

		Liability Derivatives
	Consolidated Balance Sheet Location	September 30 2010	December 31 2009
Derivatives designated as hedging instruments:
Interest rate contracts – consolidated subsidiaries	Accounts Payable and Accrued Liabilities	$6,194	$10,786
Interest rate contracts – UJVs	Investment in UJVs	2,950	4,458
Total derivatives designated as hedging instruments		$9,144	$15,244
Total derivatives		$9,144	$15,244

Contingent Features

As of September 30, 2010 and December 31, 2009, all four of the Company's outstanding derivatives contain provisions that state if the hedged entity defaults on any of its indebtedness in excess of $1 million, then the derivative obligation could also be declared in default. In addition, one of the four outstanding derivatives contains a provision that if the Company defaults on an obligation in excess of $1 million on its $40 million line of credit, then the derivative obligation could also be declared in default. Although the Company is currently in default on the debt relating to The Pier Shops, the Company is not in default on any debt obligations that would trigger a credit risk related default on its current outstanding derivatives.

As of September 30, 2010 and December 31, 2009, the fair value of derivative instruments with credit-risk-related contingent features that are in a liability position was $9.1 million and $15.2 million, respectively. As of September 30, 2010 and December 31, 2009, the Company was not required to post any collateral related to these agreements. If the Company breached any of these provisions it would be required to settle its obligations under the agreements at their fair value. See Note 11 for fair value information on derivatives.

Note 8 – Share-Based Compensation

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The compensation cost charged to income for the Company’s share-based compensation plans was $1.9 million and $5.8 million for the three and nine months ended September 30, 2010, respectively. The compensation cost charged to income for the Company’s share-based compensation plans was $3.4 million and $7.0 million for the three and nine months ended September 30, 2009, respectively. Compensation cost capitalized as part of properties and deferred leasing costs was approximately $0.1 million and $0.2 million for the three and nine months ended September 30, 2010, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2009, respectively.

Options

A summary of option activity for the nine months ended September 30, 2010 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Range of Exercise Prices
Outstanding at January 1, 2010	1,629,609	$35.24	6.8	$13.83 - $55.90
Exercised	(160,931)	19.05
Outstanding at September 30, 2010	1,468,678	$37.01	5.9	$13.83 - $55.90

Fully vested options at September 30, 2010	1,170,162	$37.32	6.0

The aggregate intrinsic value (the difference between the period end stock price and the option exercise price) of in-the-money options outstanding and in-the-money fully vested options as of September 30, 2010 was $15.1 million and $12.4 million, respectively.

The total intrinsic value of options exercised during the nine months ended September 30, 2010 was $3.9 million. Cash received from option exercises for the nine months ended September 30, 2010 was $3.1 million. No options were exercised during the nine months ended September 30, 2009.

As of September 30, 2010 there were 0.3 million nonvested options outstanding, and $0.3 million of total unrecognized compensation cost related to nonvested options. That cost is expected to be recognized over a weighted average period of 1.1 years.

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

The Company estimated the value of the PSU granted in 2010 using a Monte Carlo simulation, considering historical returns of the Company and the peer group of companies, a risk-free interest rate of 1.1%, and a measurement period of 2.78 years. When used in the simulation, the value of the Company’s stock was reduced by the discounted present value of expected dividends during the vesting period. The resulting weighted average grant-date fair value was $63.54 per PSU.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of PSU activity for the nine months ended September 30, 2010 is presented below:

	Number of Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2010	196,943	$15.60
Granted	75,413	63.54
Outstanding at September 30, 2010	272,356	$28.88

None of the PSU outstanding at September 30, 2010 were vested. As of September 30, 2010, there was $5.3 million of total unrecognized compensation cost related to nonvested PSU outstanding. This cost is expected to be recognized over an average period of 2.1 years.

Restricted Share Units

In May 2010, restricted share units (RSU) were issued under the 2008 Omnibus Plan (as amended) and represent the right to receive upon vesting one share of the Company’s common stock. The vesting date is March 2013 if continuous service has been provided through that period, or upon retirement or certain other events if earlier. No dividends accumulate during the vesting period.

The Company estimated the value of the RSU granted in 2010 using the Company’s common stock at the grant date deducting the present value of expected dividends during the vesting period using a risk-free rate of 1.1%. The result of the Company’s valuation was a weighted average grant-date fair value of $35.37.

A summary of Restricted Share Units (RSU) activity for the nine months ended September 30, 2010 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2010	567,110	$24.92
Granted	144,588	35.37
Redeemed	(91,757)	56.44
Forfeited	(2,057)	14.71
Outstanding at September 30, 2010	617,884	$22.72

All of the RSU outstanding at September 30, 2010 were nonvested. As of September 30, 2010, there was $5.9 million of total unrecognized compensation cost related to nonvested RSU outstanding. This cost is expected to be recognized over an average period of 1.9 years.

Note 9 – Commitments and Contingencies

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based on a market value at September 30, 2010 of $44.61 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $1.1 billion. The purchase of these interests at September 30, 2010 would have resulted in the Company owning an additional 30% interest in the Operating Partnership.

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

Litigation

In September 2010, the Company settled the lawsuit filed by a restaurant owner in September 2009 in the Superior Court of the State of California for the County of Los Angeles (Case No. BC 421212) against Taubman Centers, Inc., the Operating Partnership, and the Manager. The plaintiff had sought damages exceeding $10 million, lost profits, restitution on its current lease, exemplary or punitive damages, and specific performance. As part of the settlement, the lawsuit was dismissed with prejudice and the plaintiff agreed to a full and general release for the benefit of the Company and related persons of all claims relating to the dispute. There was no admission of liability or fault by any parties to the lawsuit or related persons. The lawsuit was settled without payment by any party.

In April 2009, two restaurant owners, their two restaurants, and their principal filed a lawsuit in United States District Court for the Eastern District of Pennsylvania (Case No. CV01619) against Atlantic Pier Associates LLC ("APA", the owner of the leasehold interest in The Pier Shops), the Operating Partnership, Taubman Centers, Inc., the Manager, the owners of APA and certain affiliates of such owners, and a former employee of one of such affiliates. The plaintiffs are alleging the defendants misrepresented and concealed the status of certain tenant leases at The Pier Shops and that such status was relied upon by the plaintiffs in making decisions about their own leases. The plaintiffs are seeking damages exceeding $20 million, rescission of their leases, exemplary or punitive damages, costs and expenses, attorney’s fees, return of certain rent, and other relief as the court may determine. The lawsuit is in its early legal stages and the defendants are vigorously defending it. The outcome of this lawsuit cannot be predicted with any certainty and management is currently unable to estimate an amount or range of potential loss that could result if an unfavorable outcome occurs. While management does not believe that an adverse outcome in this lawsuit would have a material adverse effect on the Company's financial condition, there can be no assurance that an adverse outcome would not have a material effect on the Company's results of operations for any particular period.

In April 2010, the holder of the loan on The Pier Shops filed a mortgage foreclosure complaint in the United States District Court for the District of New Jersey (Case No. CV01755) against APA. The plaintiff seeks to establish the amounts due under The Pier Shops’ mortgage loan agreement, foreclose all right, title, and lien which APA has in The Pier Shops’ leasehold interest, obtain possession of the property, and order a foreclosure sale of the property to satisfy the amounts due under the loan. The foreclosure process is not in the Company’s control and the timing of transfer of title is uncertain. Upon completion of the foreclosure sale, the ownership of The Pier Shops will be transferred in satisfaction of the obligations under the debt.

Other

See Note 5 for the Operating Partnership's guarantees of certain notes payable, Note 7 for contingent features relating to derivative instruments, and Note 8 for obligations under existing share-based compensation plans.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10– Earnings (Loss) Per Share

Basic earnings per share amounts are based on the weighted average of common shares outstanding for the respective periods. Diluted earnings per share amounts are based on the weighted average of common shares outstanding plus the dilutive effect of potential common stock. Potential common stock includes outstanding partnership units exchangeable for common shares under the Continuing Offer (Note 9), outstanding options for partnership units, PSU, RSU, deferred shares under the Non-Employee Directors’ Deferred Compensation Plan, and unissued partnership units under a unit option deferral election. In computing the potentially dilutive effect of potential common stock, partnership units are assumed to be exchanged for common shares under the Continuing Offer, increasing the weighted average number of shares outstanding. The potentially dilutive effects of partnership units outstanding and/or issuable under the unit option deferral elections are calculated using the if-converted method, while the effects of other potential common stock are calculated using the treasury method. Contingently issuable shares are included in diluted EPS based on the number of shares, if any, that would be issuable if the end of the reporting period were the end of the contingency period.

As of September 30, 2010, there were 8.5 million partnership units outstanding and 0.9 million unissued partnership units under unit option deferral elections that may be exchanged for common shares of the Company under the Continuing Offer. These outstanding partnership units and unissued units were excluded from the computation of diluted earnings per share as they were anti-dilutive in all periods presented. Also, there were out-of-the-money options for 0.5 million shares for the three and nine months ended September 30, 2010, respectively that were excluded from the computation of diluted EPS because they were anti-dilutive in these periods. Potentially dilutive securities under share-based compensation plans (Note 8) were excluded from the computation of EPS for the three and nine months ended September 30, 2009 because they were anti-dilutive due to net losses in these periods.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
Net income (loss) attributable to Taubman Centers, Inc. common shareowners (Numerator):
Basic	$722	$(94,073)	$14,458	$(73,666)
Impact of additional ownership of TRG	15		120
Diluted	$737	$(94,073)	$14,578	$(73,666)

Shares (Denominator) – basic	54,679,877	53,147,866	54,530,503	53,112,145
Effect of dilutive securities	1,084,651		1,070,126
Shares (Denominator) – diluted	55,764,528	53,147,866	55,600,629	53,112,145

Earnings (loss) per common share – basic	$0.01	$(1.77)	$0.27	$(1.39)
Earnings (loss) per common share – diluted	$0.01	$(1.77)	$0.26	$(1.39)

Note 11 – Fair Value Disclosures

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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements as of September 30, 2010 Using		Fair Value Measurements as of December 31, 2009 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Available-for-sale securities	$2,033		$1,665
Insurance deposit	10,308		9,689
Total assets	$12,341		$11,354

Derivative interest rate contracts (Note 7)		$(6,194)		$(10,786)
Total liabilities		$(6,194)		$(10,786)

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

Nonrecurring Valuations

The Pier Shops and Regency Square investments represent the remaining book value after recognizing non-cash impairment charges to write-down the investments to their fair values in the third quarter of 2009. The fair values of the investments were determined based on discounted future cash flows, using management's estimates of cash flows from operations, necessary capital expenditures, the eventual disposition of the investments, and appropriate discount and capitalization rates. See Note 3 for more details on these impairment charges.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For assets measured at fair value on a nonrecurring basis, quantitative disclosure of the fair value for each major category of assets is presented below for the nine months ended September 30, 2009:

Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Impairment Losses
The Pier Shops investment	$52,300	$(107,652)
Regency Square investment	28,800	(59,028)
Total assets	$81,100	$(166,680)

Financial Instruments Carried at Other Than Fair Values

Community Development District Obligation

The owner of one shopping center pays annual special assessment levies of a Community Development District (CDD), which provided certain infrastructure assets and improvements. As the amount and period of the special assessments were determinable, the Company capitalized the infrastructure assets and improvements and recognized an obligation for the future special assessments to be levied. At September 30, 2010 and December 31, 2009, the book value of the infrastructure assets and improvements, net of depreciation, was $44.3 million and $45.8 million, respectively. The related obligation is classified within Accounts Payable and Accrued Liabilities and had a balance of $63.3 million at September 30, 2010 and December 31, 2009. The fair value of this obligation, derived from quoted market prices, was $60.8 million at September 30, 2010 and $59.8 million at December 31, 2009.

Notes Payable

The fair value of notes payable is estimated based on quoted market prices, if available. If no quoted market prices are available, the fair value of notes payable are estimated using cash flows discounted at current market rates. When selecting discount rates for purposes of estimating the fair value of notes payable at September 30, 2010 and December 31, 2009, the Company employed the credit spreads at which the debt was originally issued. Excluding 2010 refinancings, an additional 1.5% credit spread was added to the discount rate at September 30, 2010 and 2.0% credit spread at December 31, 2009, to account for current market conditions. This additional spread is an estimate and is not necessarily indicative of what the Company could obtain in the market at the reporting date. The Company does not believe that the use of different interest rate assumptions would have resulted in a materially different fair value of notes payable as of September 30, 2010 or December 31, 2009. To further assist financial statement users, the Company has included with its fair value disclosures an analysis of interest rate sensitivity. The fair values of the loans on The Pier Shops and Regency Square, at September 30, 2010 and December 31, 2009, have been estimated at the fair value of the centers, which are collateral for the loans.

The estimated fair values of notes payable at September 30, 2010 and December 31, 2009 are as follows:

	2010		2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable	$2,657,819	$2,667,662	$2,691,019	$2,523,759

The fair values of the notes payable are dependent on the interest rates used in estimating the values. An overall 1% increase in rates employed in making these estimates would have decreased the fair values of the debt shown above at September 30, 2010 by $83.3 million or 3.1%.

See Note 4 regarding the fair value of the Unconsolidated Joint Ventures’ notes payable, and Note 7 regarding additional information on derivatives.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – New Accounting Pronouncement

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs concerning future events, including the following: statements regarding future developments and joint ventures, rents, returns, and earnings; statements regarding the continuation of trends; and any statements regarding the sufficiency of our cash balances and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs. We caution that although forward-looking statements reflect our good faith beliefs and reasonable judgment based upon current information, these statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, because of risks, uncertainties, and factors including, but not limited to, the continuing impacts of the U.S. recession and global credit environment, other changes in general economic and real estate conditions, changes in the interest rate environment and the availability of financing, and adverse changes in the retail industry. Other risks and uncertainties are detailed from time to time in reports filed with the SEC, and in particular those set forth under “Risk Factors” in our most recent Annual Report on Form 10-K. The forward-looking statements included in this report are made as of the date hereof. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future. The following discussion should be read in conjunction with the accompanying consolidated financial statements of Taubman Centers, Inc. and the notes thereto.

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

We primarily use FFO in measuring performance and in formulating corporate goals and compensation. We may also present adjusted versions of NOI, Beneficial Interest in EBITDA, and FFO when used by management to evaluate our operating performance when certain significant items have impacted our results that affect comparability with prior or future periods due to the nature or amounts of these items. For the three and nine months ended September 30, 2009, FFO was adjusted for impairment charges. The nine month period ended September 30, 2009 was also adjusted for a restructuring charge.

Our presentations of NOI, Beneficial Interest in EBITDA, FFO, and adjusted versions of these measures are not necessarily comparable to the similarly titled measures of other REITs due to the fact that not all REITs use the same definitions. These measures should not be considered alternatives to net income or as an indicator of our operating performance. Additionally, these measures do not represent cash flows from operating, investing or financing activities as defined by GAAP. Reconciliations of Net Income (Loss) Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations, Net Income (Loss) to Beneficial Interest in EBITDA, and Net Income (Loss) to Net Operating Income (Loss) are presented following the Comparison of the Nine Months Ended September 30, 2010 to the Nine Months Ended September 30, 2009.

Current Operating Trends

We have begun to see positive signs of stabilization in the economy and capital markets although the impacts of the recent recession continue. During the nine months ended September 30, 2010, only 0.7% of tenants sought the protection of the bankruptcy laws, compared to 3.1% of tenants in the comparable period in 2009. We believe this is indicative of the improved health of retailers as well as the proactive way landlords worked with retailers in trouble last year so that they could stay open, effectively helping them restructure outside of bankruptcy. The retail environment has shown improvement and retailers are becoming more optimistic with their expansion plans and capital allocation decisions. However, retailers are still sensitive to occupancy costs and negotiations continue to be challenging.

Our mall tenant sales per square foot statistics have shown improvement since July 2009 and we ended fourth quarter 2009 with a 3.8% increase over fourth quarter 2008. Our mall tenants reported a 13.2% increase in sales per square foot in the third quarter of 2010 from the same period in 2009. For the nine month period ended September 30, 2010, sales per square foot increased 12.1% over 2009. For the twelve month period ended September 30, 2010, mall tenant sales were $539 per square foot. With a strong fourth quarter, we will be very close to our 2007 peak productivity of $555 per square foot by year end. Tenant sales and sales per square foot information are operating statistics used in measuring the productivity of the portfolio and are based on reports of sales furnished by mall tenants. Sales are the most important measure of a portfolio’s overall strength and the best predictor of the leasing environment ahead. Over the long term, the level of mall tenant sales is the single most important determinant of revenues of the shopping centers because mall tenants provide approximately 90% of these revenues and because mall tenant sales determine the amount of rent, percentage rent, and recoverable expenses (together, total occupancy costs) that mall tenants can afford to pay. However, levels of mall tenant sales can be considerably more volatile in the short run than total occupancy costs, and may be impacted significantly, either positively or negatively, by the success or lack of success of a small number of tenants or even a single tenant.

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

In the third quarter of 2010, ending occupancy was 88.6% compared to 88.7% in the third quarter of 2009. We continue to expect to end the year at least even with 2009 occupancy. Temporary tenants, defined as those with lease terms less than 12 months, are not included in occupancy or leased space statistics. Temporary tenant leasing continues to be strong and as of September 30, 2010, approximately 4.1% of mall tenant space was occupied by temporary tenants, compared to 3.1% in the third quarter of 2009. Temporary leasing is likely to approach 5% by year end. This demonstrates our ability to quickly mobilize and fill spaces as they become available, often before permanent tenants start construction in the first and second quarter. Temporary leasing is generally done with center-based agents who have been very creative in finding local and regional retailers with innovative uses for our space. This provides us with more income and greater convenience for our shoppers by filling merchandise voids. In addition, the most successful temporary concepts often evolve into permanent tenants. See “Seasonality” for occupancy and leased space statistics.

Leased space was 91.7% at September 30, 2010, up 0.6% from September 30, 2009. The difference between leased space and occupancy is that leased space includes spaces where leases have been signed but the tenants are not yet open. Neither statistic includes temporary tenants. We view occupancy as more relevant to operating results as it represents those spaces upon which we are currently collecting rent from permanent tenants. Finally, the spread between leased space and occupied space, at 3.1% this quarter, is slightly above our history of 2% to 3% in the third quarter.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Average rent per square foot:
Consolidated Businesses	$42.84	$42.36	$42.92	$43.56
Unconsolidated Joint Ventures	43.68	44.56	43.71	44.59
Combined	43.12	43.08	43.17	43.89

	Trailing 12 Months Ended September 30
	2010 (1)	2009 (1)
Opening base rent per square foot:
Consolidated Businesses	$48.48	$44.44
Unconsolidated Joint Ventures	44.66	53.82
Combined	47.38	46.94
Square feet of GLA opened:
Consolidated Businesses	606,611	676,135
Unconsolidated Joint Ventures	244,899	245,321
Combined	851,510	921,456
Closing base rent per square foot:
Consolidated Businesses	$46.85	$41.94
Unconsolidated Joint Ventures	47.73	50.00
Combined	47.07	43.99
Square feet of GLA closed:
Consolidated Businesses	719,697	807,687
Unconsolidated Joint Ventures	238,553	274,245
Combined	958,250	1,081,932
Releasing spread per square foot:
Consolidated Businesses	$1.63	$2.50
Unconsolidated Joint Ventures	(3.07)	3.82
Combined	0.31	2.95

(1)	Opening and closing statistics exclude spaces greater than or equal to 10,000 square feet.

Average rent per square foot across our portfolio, including both consolidated and unconsolidated properties, was up 0.1% for this quarter. We expect total average rent per square foot for the year to be down about 1.5% due to the annualization of rent relief granted in 2009. This was the result of concerted efforts to keep tenants open in a difficult environment. The spread between opening and closing rents may not be indicative of future periods, as this statistic is not computed on comparable tenant spaces, and can vary significantly from period to period depending on the total amount, location, and average size of tenant space opening and closing in the period. We continue to believe that our opening rents will improve during the remainder of 2010 and expect to end the year up as much as 5% above the 2009 amount of $46.63. While this statistic is very sensitive to the final leasing of the year, the impact on 2010 reported earnings will be nominal.

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

	3rd Quarter 2010	2nd Quarter 2010	1st Quarter 2010	Total 2009	4th Quarter 2009	3rd Quarter 2009	2nd Quarter 2009	1st Quarter 2009
	(in thousands, except occupancy and leased space data)
Mall tenant sales (1)	$1,095,242	$1,062,263	$1,005,181	$4,227,936	$1,350,806	$987,008	$968,964	$921,158
Revenues and nonoperating income:
Consolidated Businesses	155,454	155,232	151,638	666,815	186,306	163,447	159,137	157,925
Unconsolidated Joint Ventures	65,777	63,711	63,352	272,622	75,504	67,317	63,657	66,144
Occupancy and leased space:
Ending occupancy	88.6%	87.9%	88.2%	89.6%	89.6%	88.7%	88.8%	88.8%
Average occupancy	88.3	88.0	88.4	89.0	89.5	88.5	88.9	89.0
Leased space	91.7	90.8	91.2	91.6	91.6	91.1	91.3	90.7

(1)	Based on reports of sales furnished by mall tenants.

Because the seasonality of sales contrasts with the generally fixed nature of minimum rents and recoveries, mall tenant occupancy costs (the sum of minimum rents, percentage rents, and expense recoveries) as a percentage of sales are considerably higher in the first three quarters than they are in the fourth quarter.

	3rd Quarter 2010	2nd Quarter 2010	1st Quarter 2010	Total 2009	4th Quarter 2009	3rd Quarter 2009	2nd Quarter 2009	1st Quarter 2009
Consolidated Businesses :
Minimum rents	9.6%	9.8%	10.6%	10.2%	8.0%	10.6%	10.8%	12.2%
Percentage rents	0.3	0.1	0.3	0.3	0.5	0.2	0.1	0.3
Expense recoveries	4.7	5.1	5.0	5.7	5.9	5.3	5.9	6.0
Mall tenant occupancy costs	14.6%	15.0%	15.9%	16.2%	14.4%	16.1%	16.8%	18.5%
Unconsolidated Joint Ventures:
Minimum rents	9.2%	9.5%	9.7%	9.6%	7.7%	10.3%	10.6%	10.9%
Percentage rents	0.3	0.1	0.3	0.3	0.5	0.3	0.0	0.3
Expense recoveries	4.6	4.5	4.5	5.0	4.8	5.0	5.1	4.9
Mall tenant occupancy costs	14.1%	14.1%	14.5%	14.9%	13.0%	15.6%	15.7%	16.1%
Combined:
Minimum rents	9.4%	9.7%	10.3%	9.9%	7.8%	10.5%	10.8%	11.8%
Percentage rents	0.3	0.1	0.3	0.3	0.5	0.2	0.0	0.3
Expense recoveries	4.7	4.9	4.8	5.6	5.6	5.2	5.6	5.6
Mall tenant occupancy costs	14.4%	14.7%	15.4%	15.8%	13.9%	15.9%	16.4%	17.7%

Results of Operations

In addition to the trends in our operations disclosed in the preceding sections, the following sections discuss certain transactions that affected operations in the nine month periods ended September 30, 2010 and September 30, 2009, or are expected to impact operations in the future.

Asia

In September 2010, we entered into agreements to provide development, leasing and management services for International Financial Center (IFC) in Seoul, South Korea. Currently under construction, the approximate 430,000 square foot mall is scheduled to open in late 2011, and will feature up to 100 stores and restaurants. We are continuing to build our team in Asia and our hiring is focused in Korea in order to staff the IFC project.

Regency Square

In September 2009, we concluded that the book value of the investment in Regency Square was impaired and as a result, the book value of the property was written down by $59 million to a fair value of approximately $29 million as of September 30, 2009. The decision was based on estimates of future cash flows for the property, which were negatively impacted by necessary capital expenditures and declining net operating income. In September 2010, our Board of Directors made the decision to discontinue financial support of Regency Square. Recently, we obtained a waiver from our bank group that allows us to take this action without triggering a default under our lines of credit. We have begun discussions with the lender regarding the ownership of this property. We will continue to record the operations in our results, and effective late fourth quarter, we expect to begin recording a 10.75% default rate of interest on the loan. The incremental impact of default interest on the loan is expected to be nominal in 2010. We expect the non-cash impact of owning Regency Square (including default interest) to result in an earnings charge in 2011, excluding depreciation and amortization, of approximately $(0.4) million per month. Including the impact of depreciation and amortization, the impact on 2011 earnings is expected to be about $(0.6) million per month. In addition, a non-cash accounting gain, representing the difference between the book value of the debt, interest payable and other obligations extinguished over the net book value of the property and any other assets transferred, will be recognized when the loan obligation is extinguished upon transfer of title of Regency Square. The process is not in our control and the timing of transfer of title is uncertain. The book value of the investment in Regency Square as of September 30, 2010 was $31 million, which includes additional capital spending that was anticipated in determining the fair value.

The Pier Shops at Caesars

In September 2009, the book value of The Pier Shops was written down by $107.7 million (our share of which is $101.8 million) to a fair value of approximately $52 million. Our decision was based on the conclusion of our Board of Directors to discontinue financial support of The Pier Shops given long-term prospects for the property, including that cash flows generated from the center were insufficient to cover debt service on the $135 million non-recourse loan. As a result of our discontinuing payment of debt service, the loan is now in default. Under the terms of the loan agreement, interest accrues at the original stated rate of 6.01% plus a 4% default rate. Although we are no longer funding any cash shortfalls, we continue to record the operations of the center and interest on the loan in our results until title for the center has been transferred and our obligation for the loan is extinguished. In April 2010, the holder of the loan on The Pier Shops filed a lawsuit to foreclose on the loan. The foreclosure process is not in our control and the timing of transfer of title is uncertain. We expect the non-cash impact of owning The Pier Shops (including default interest) to result in an earnings charge, excluding depreciation and amortization, of about $(12) million in 2010. Including the impact of depreciation and amortization, the impact on 2010 earnings is expected to be about $(19) million. In addition, a non-cash accounting gain, representing the difference between the book value of the debt, interest payable and other obligations extinguished over the net book value of the property and any other assets transferred, will be recognized when the loan obligation is extinguished upon transfer of title of The Pier Shops. The book value of the investment in The Pier Shops as of September 30, 2010 was $46 million.

Center Operations

We expect that NOI of our centers, excluding lease cancellation income, could decrease by 1% in 2010, compared to our previous expectation of down 2%. This improvement is due to better than anticipated rents and better net recoveries. We continue to expect net recoveries for the full year to be down on a year-over-year basis primarily due to reduced CAM capital spending, but not down as much as we previously anticipated. If the impact of CAM capital, about 0.7% of the 1% decrease, is excluded, the NOI for 2010 will be nearly even with 2009. See “General Background and Performance Measurement – Use of Non-GAAP Measures” for the definition and discussion of NOI and see “Reconciliation of Net Income (Loss) to NOI” following the Comparison of the Nine Months Ended September 30, 2010 to the Nine Months Ended September 30, 2009.

Debt Transactions

In September 2010, we completed a 10-year, $131 million non-recourse refinancing on MacArthur Center, a 95% owned consolidated joint venture. The interest rate on the loan has been swapped to bear interest at an all-in rate of 5.12% for the entire term. The payments are interest-only for the first two years, and then payments are based on amortizing principal over 30 years. The existing $127.1 million 6.96% fixed rate loan was paid off and our share of excess proceeds was used to pay down our revolving line of credit.

In July 2010, a 10-year, $175 million non-recourse refinancing was completed on Arizona Mills, a 50% owned unconsolidated joint venture, which bears interest at an all-in-rate of 5.84%. The payments are based on amortizing principal over 30 years. The existing $131 million 7.90% fixed rate loan was paid off and our share of excess proceeds was used to pay down our revolving line of credit.

In June 2010, we completed a 10-year, $82.5 million non-recourse financing on The Mall at Partridge Creek that bears interest at an all-in-rate of 6.25%. The loan payments are based on amortizing principal over 30 years. The existing $73.8 million floating rate loan was paid off and the excess proceeds were used to pay down our revolving line of credit.

Comparison of the Three Months Ended September 30, 2010 to the Three Months Ended September 30, 2009

The following table sets forth operating results for the three months ended September 30, 2010 and September 30, 2009, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:
	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009
	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)
	(in millions)
REVENUES:
Minimum rents	$84.5	$38.7	$83.4	$39.1
Percentage rents	3.4	1.4	2.6	1.0
Expense recoveries	56.7	24.5	56.7	24.4
Management, leasing, and development services	4.4		3.4
Other	6.3	1.2	17.0	2.8
Total revenues	$155.3	$65.8	$163.2	$67.3

EXPENSES:
Maintenance, taxes, and utilities	$45.9	$17.8	$46.3	$16.8
Other operating	18.1	4.2	16.5	5.5
Management, leasing, and development services	2.2		2.1
General and administrative	7.2		7.2
Impairment charges			166.7
Interest expense	38.9	16.1	36.4	16.2
Depreciation and amortization (2)	44.5	9.8	37.7	9.5
Total expenses	$156.7	$47.9	$312.9	$48.0

Nonoperating income	0.2		0.2
	$(1.3)	$17.9	$(149.5)	$19.3
Income tax (expense) benefit	(0.2)		0.2
Equity in income of Unconsolidated Joint Ventures (2)	10.0		10.5
Net income (loss)	$8.5		$(138.8)
Net (income) loss attributable to noncontrolling interests:
Noncontrolling share of (income) loss of consolidated joint ventures	(1.9)		3.5
TRG Series F preferred distributions	(0.6)		(0.6)
Noncontrolling share of (income) loss of TRG	(1.2)		45.9
Distributions to participating securities of TRG	(0.4)		(0.4)
Preferred stock dividends	(3.7)		(3.7)
Net income (loss) attributable to Taubman Centers, Inc. common shareowners	$0.7		$(94.1)

SUPPLEMENTAL INFORMATION (3):
EBITDA – 100%	$82.1	$43.8	$(75.3)	$45.0
EBITDA – outside partners' share	(9.8)	(19.8)	(4.7)	(20.6)
Beneficial interest in EBITDA	$72.4	$24.1	$(80.0)	$24.4
Beneficial interest expense	(33.6)	(8.4)	(31.4)	(8.4)
Beneficial income tax (expense) benefit	(0.2)		0.2
Non-real estate depreciation	(0.8)		(0.9)
Preferred dividends and distributions	(4.3)		(4.3)
Funds from Operations contribution	$33.5	$15.7	$(116.3)	$16.0

(1)	With the exception of the Supplemental Information, amounts include 100% of the Unconsolidated Joint Ventures. Amounts are net of intercompany transactions. The Unconsolidated Joint Ventures are presented at 100% in order to allow for measurement of their performance as a whole, without regard to our ownership interest. In our consolidated financial statements, we account for investments in the Unconsolidated Joint Ventures under the equity method.
(2)	Amortization of our additional basis in the Operating Partnership included in depreciation and amortization was $1.2 million in both 2010 and 2009. Also, amortization of our additional basis included in equity in income of Unconsolidated Joint Ventures was $0.5 million in both 2010 and 2009.
(3)	See “General Background and Performance Measurement – Use of Non-GAAP Measures” for the definition and discussion of EBITDA and FFO.
(4)	Amounts in this table may not add due to rounding.

Consolidated Businesses

Total revenues for the quarter ended September 30, 2010 were $155.3 million, a $7.9 million or 4.8% decrease from the comparable period in 2009. Minimum rents increased by $1.1 million due to increases in rent per square foot and income from temporary tenants, partially offset by a decrease in average occupancy. Management, leasing, and development revenue increased primarily due to revenue from the IFC contracts and our Salt Lake City project. Other income decreased primarily due to lower lease cancellation revenue.

Total expenses were $156.7 million, a $156.2 million or 49.9% decrease from the comparable period in 2009 due to impairment charges of $166.7 million on The Pier Shops and Regency Square recognized in the third quarter of 2009 (see “Results of Operations – The Pier Shops at Caesars” and “Results of Operations – Regency Square”). Other operating expense increased primarily due to the provision for bad debts and higher costs related to marketing, modestly offset by decreases in professional fees. Interest expense increased primarily due to the default interest rate charged on The Pier Shops loan in 2010 and the refinancing of Partridge Creek. Depreciation expense increased due to changes in depreciable lives of tenant allowances in connection with early terminations.

Unconsolidated Joint Ventures

Total revenues for the three months ended September 30, 2010 were $65.8 million, down $1.5 million over the comparable period in 2009. Other income decreased due to lower lease cancellation revenue.

Total expenses decreased by $0.1 million or 0.2%, to $47.9 million for the three months ended September 30, 2010. Maintenance, taxes, and utilities expense increased primarily due to increased maintenance costs and electricity expense. Other operating expense decreased primarily due to lower professional fees.

As a result of the foregoing, income of the Unconsolidated Joint Ventures decreased by $1.4 million to $17.9 million for the three months ended September 30, 2010. Our equity in income of the Unconsolidated Joint Ventures was $10.0 million, a $0.5 million decrease from the comparable period in 2009.

Net Income (Loss) and EPS

Our net income (loss) was $8.5 million for the three months ended September 30, 2010, compared to ($138.8) million for the three months ended September 30, 2009. After allocation of income (loss) to noncontrolling, preferred, and participating interests, the net income (loss) attributable to Taubman Centers, Inc. common shareowners for 2010 was $0.7 million compared to ($94.1) million in the comparable period in 2009. Net income (loss) allocable to common shareholders per diluted common share (EPS) for the three months ended September 30, 2010 was $0.01, versus ($1.77) for the three months ended September 30, 2009.

FFO and FFO per Share

Our FFO was $49.2 million for the three months ended September 30, 2010 compared to $(100.3) million for the three months ended September 30, 2009. FFO per diluted share was $0.59 in 2010, compared to ($1.26) in the comparable period in 2009. Our Adjusted FFO, which excludes the 2009 impairment charges, was $49.2 million for the three months ended September 30, 2010 compared to $60.5 million for the three months ended September 30, 2009. Adjusted FFO per diluted share was $0.59 in 2010, a decrease of 20.3% from $0.74 in the comparable period in 2009. See “General Background and Performance Measurement – Use of Non-GAAP Measures” for the definition of FFO and “Reconciliation of Net Income (Loss) Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations.”

Comparison of the Nine Months Ended September 30, 2010 to the Nine Months Ended September 30, 2009

The following table sets forth operating results for the nine months ended September 30, 2010 and September 30, 2009, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:
	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)
	(in millions)
REVENUES:
Minimum rents	$252.0	$114.7	$254.9	$116.6
Percentage rents	6.6	2.9	5.3	2.2
Expense recoveries	165.9	70.3	172.0	72.1
Management, leasing, and development services	11.4		10.2
Other	25.0	4.9	37.4	6.2
Total revenues	$460.8	$192.8	$479.8	$197.0

EXPENSES:
Maintenance, taxes, and utilities	$133.5	$50.1	$137.8	$49.1
Other operating	54.4	14.2	47.8	17.9
Restructuring charge			2.6
Management, leasing, and development services	6.0		6.0
General and administrative	21.6		20.9
Impairment charges			166.7
Interest expense	114.2	47.9	109.1	48.3
Depreciation and amortization (2)	117.5	28.4	110.1	28.8
Total expenses	$447.2	$140.7	$601.0	$144.1

Nonoperating income	1.5		0.7	0.1
Impairment loss on marketable securities			(1.7)
	$15.1	$52.1	$(122.1)	$53.0
Income tax expense	(0.5)		(0.3)
Equity in income of Unconsolidated Joint Ventures (2)	29.2		29.0
Net income (loss)	$43.8		$(93.4)
Net (income) loss attributable to noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	(5.9)		(0.3)
TRG Series F preferred distributions	(1.8)		(1.8)
Noncontrolling share of (income) loss of TRG	(9.5)		34.0
Distributions to participating securities of TRG	(1.1)		(1.2)
Preferred stock dividends	(11.0)		(11.0)
Net income (loss) attributable to Taubman Centers, Inc. common shareowners	$14.5		$(73.7)

SUPPLEMENTAL INFORMATION (3):
EBITDA – 100%	$246.8	$128.5	$97.1	$130.1
EBITDA – outside partners' share	(29.3)	(57.9)	(24.3)	(59.2)
Beneficial interest in EBITDA	$217.5	$70.6	$72.8	$70.9
Beneficial interest expense	(98.4)	(24.8)	(94.3)	(25.1)
Beneficial income tax expense	(0.5)		(0.3)
Non-real estate depreciation	(2.5)		(2.6)
Preferred dividends and distributions	(12.8)		(12.8)
Funds from Operations contribution	$103.3	$45.7	$(37.2)	$45.8

(1)	With the exception of the Supplemental Information, amounts include 100% of the Unconsolidated Joint Ventures. Amounts are net of intercompany transactions. The Unconsolidated Joint Ventures are presented at 100% in order to allow for measurement of their performance as a whole, without regard to our ownership interest. In our consolidated financial statements, we account for investments in the Unconsolidated Joint Ventures under the equity method.
(2)	Amortization of our additional basis in the Operating Partnership included in depreciation and amortization was $3.7 million in both 2010 and 2009. Also, amortization of our additional basis included in equity in income of Unconsolidated Joint Ventures was $1.5 million in both 2010 and 2009.
(3)	(7 See “General Background and Performance Measurement – Use of Non-GAAP Measures” for the definition and discussion of EBITDA and FFO.
(4)	(8 Amounts in this table may not add due to rounding.

Consolidated Businesses

Total revenues for the nine months ended September 30, 2010 were $460.8 million, a $19.0 million or 4.0% decrease from the comparable period in 2009. Minimum rents decreased by $2.9 million, due to decreases in average occupancy and rent per square foot, and a positive prior period adjustment in 2009, offset partially by increased income from temporary tenants. Percentage rents increased primarily due to higher tenant sales. Expense recoveries decreased primarily due to lower expenses and decreased CAM capital expenditures. Management, leasing, and development revenue increased primarily due to revenue from the IFC contracts and our Salt Lake City project. Other income decreased primarily due to a decrease in lease cancellation revenue and parking-related revenue, which were partially offset by increased giftcard and sponsorship income. During the nine months ended September 30, 2010, we recognized our approximately $8.4 million and $0.8 million share of the Consolidated Businesses’ and Unconsolidated Joint Ventures’ lease cancellation revenue, respectively. We expect $22 million for our share of lease cancellation revenue for the full year 2010 and our largest collections to occur during the fourth quarter, when we will record the income from the closure of the Saks Fifth Avenue store at Willow Bend that was received in early October. However, we do not expect this pace to continue, which could negatively impact our results in 2011. Excluding two large payments this year, our share of lease cancellation income would be about $6 million. Our share of lease cancellation revenue over the last six years has ranged from $8 million to the $22 million anticipated in 2010.

Total expenses were $447.2 million, a $153.8 million or 25.6% decrease from the comparable period in 2009 due to impairment charges of $166.7 million on The Pier Shops and Regency Square recognized in the third quarter of 2009 (see “Results of Operations – The Pier Shops at Caesars” and “Results of Operations – Regency Square”). Maintenance, taxes and utilities expense decreased primarily due to decreases in maintenance costs, electricity expenses, and property taxes at certain centers. Other operating expense increased primarily due to pre-development costs. Predevelopment expense in 2009 was low due to reimbursements for work performed in prior periods. We expect predevelopment expense will total about $16 million for the year. Interest expense increased primarily due to the default interest rate charged on The Pier Shops loan in 2010. Depreciation expense increased due to changes in depreciable lives of tenant allowances in connection with early terminations.

Nonoperating income increased due to a $1.0 million gain on a land sale during 2010. There were no land sales in 2009. We expect gains on land sales to be approximately $1 million to $2 million for 2010.

Unconsolidated Joint Ventures

Total revenues for the nine months ended September 30, 2010 were $192.8 million, a $4.2 million or 2.1% decrease over the comparable period in 2009. Minimum rents decreased $1.9 million, primarily due to decreases in rent per square foot. Expense recoveries decreased primarily due to decreased marketing and promotion revenue.

Total expenses decreased by $3.4 million or 2.4%, to $140.7 million for the nine months ended September 30, 2010. Maintenance, taxes, and utilities increased primarily due to increased maintenance costs. Other operating expense decreased primarily due to reductions in professional fees and marketing and promotion expense.

As a result of the foregoing, income of the Unconsolidated Joint Ventures decreased by $0.9 million to $52.1 million for the nine months ended September 30, 2010. Our equity in income of the Unconsolidated Joint Ventures was $29.2 million, a $0.2 million increase from the comparable period in 2009.

Net Income (Loss) and EPS

Our net income (loss) was $43.8 million for the nine months ended September 30, 2010, compared to $(93.4) million for the nine months ended September 30, 2009. After allocation of (income) loss to noncontrolling, preferred, and participating interests, the net income (loss) attributable to Taubman Centers, Inc. common shareowners for 2010 was $14.5 million compared to $(73.7) million in the comparable period in 2009. EPS for the nine months ended September 30, 2010 was $0.26, versus ($1.39) per diluted common share for the nine months ended September 30, 2009.

FFO and FFO per Share

Our FFO was $149.0 million for the nine months ended September 30, 2010 compared to $8.6 million for the nine months ended September 30, 2009. FFO per diluted share was $1.80 in 2010 compared to $0.11 in the comparable period in 2009. Our Adjusted FFO, which excludes 2009 restructuring and impairment charges, was $149.0 million for the nine months ended September 30, 2010 compared to $172.1 million for the nine months ended September 30, 2009. Adjusted FFO per diluted share was $1.80 in 2010, a decrease of 15.5% from $2.13 in the comparable period in 2009. See “General Background and Performance Measurement – Use of Non-GAAP Measures” for the definition of FFO and “Reconciliation of Net Income (Loss) Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations.”

Reconciliation of Net Income (Loss) Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations

	Three Months Ended September 30
	2010			2009
	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit	Dollars in millions	Diluted Shares/ Units (1)	Per Share/ Unit

Net income (loss) attributable to TCO common shareowners	$0.7	55,764,528	$0.01	$(94.1)	53,147,866	$(1.77)

Add depreciation of TCO’s additional basis	1.7		0.03	1.7		0.03

Net income (loss) attributable to TCO common shareowners, excluding step-up depreciation	$2.4	55,764,528	$0.04	$(92.4)	53,147,866	$(1.74)

Add:
Noncontrolling share of income (loss) of TRG	1.2	26,304,596		(45.9)	25,539,793
Distributions to participating securities	0.4	871,262		0.4	871,262

Net income (loss) attributable to partnership unitholders and participating securities	$4.0	82,940,386	$0.05	$(137.9)	79,558,921	$(1.73)

Add (less) depreciation and amortization (2):
Consolidated businesses at 100%	44.5		0.54	37.7		0.47
Depreciation of TCO’s additional basis	(1.7)		(0.02)	(1.7)		(0.02)
Noncontrolling partners in consolidated joint ventures	(2.5)		(0.03)	(3.1)		(0.04)
Share of Unconsolidated Joint Ventures	5.7		0.07	5.5		0.07
Non-real estate depreciation	(0.8)		(0.01)	(0.9)		(0.01)

Funds from Operations	$49.2	82,940,386	$0.59	$(100.3)	79,558,921	$(1.26)

TCO's average ownership percentage of TRG	67.6%			66.8%

Funds from Operations attributable to TCO	$33.2		$0.59	$(67.0)		$(1.26)

Funds from Operations	$49.2	82,940,386	$0.59	$(100.3)	79,558,921	$(1.26)

Impairment charges				160.8		2.00

Adjusted Funds from Operations	$49.2	82,940,386	$0.59	$60.5	81,254,902	$0.74

TCO's average ownership percentage of TRG	67.6%			66.8%

Adjusted Funds from Operations attributable to TCO	$33.2		$0.59	$40.4		$0.74

(1)
Per share amounts for Adjusted Funds from Operations are calculated using weighted average diluted shares, which include the impact of common stock equivalents. Per share amounts for net loss attributable to common shareholders, net loss attributable to partnership unitholders and participating securities, and Funds from Operations are calculated using weighted average outstanding shares, which exclude the impact of common stock equivalents because the impact is anti-dilutive.

(2)	Depreciation includes $3.6 million and $4.2 million of mall tenant allowance amortization for the three months ended September 30, 2010 and 2009, respectively.
(3)	Amounts in this table may not recalculate due to rounding.

Reconciliation of Net Income (Loss) Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations

	Nine Months Ended September 30
	2010			2009
	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit	Dollars in millions	Diluted Shares/ Units (1)	Per Share/Unit

Net income (loss) attributable to TCO common shareowners	$14.5	55,600,629	$0.26	$(73.7)	53,112,145	$(1.39)

Add depreciation of TCO’s additional basis	5.2		0.09	5.2		0.10

Net income (loss) attributable to TCO common shareowners, excluding step-up depreciation	$19.6	55,600,629	$0.35	$(68.5)	53,112,145	$(1.29)

Add:
Noncontrolling share of income (loss) of TRG	9.5	26,318,126		(34.0)	25,558,281
Distributions to participating securities	1.1	871,262		1.2	871,262

Net income (loss) attributable to partnership unitholders and participating securities	$30.2	82,790,017	$0.36	$(101.3)	79,541,688	$(1.27)

Add (less) depreciation and amortization (2):
Consolidated businesses at 100%	117.5		1.42	110.1		1.38
Depreciation of TCO’s additional basis	(5.2)		(0.06)	(5.2)		(0.06)
Noncontrolling partners in consolidated joint ventures	(7.5)		(0.09)	(9.2)		(0.12)
Share of Unconsolidated Joint Ventures	16.5		0.20	16.8		0.21
Non-real estate depreciation	(2.5)		(0.03)	(2.6)		(0.03)

Funds from Operations	$149.0	82,790,017	$1.80	$8.6	80,936,239	$0.11

TCO's average ownership percentage of TRG	67.4%			66.8%

Funds from Operations attributable to TCO	$100.5	82,790,017	$1.80	$5.7		$0.11

Funds from Operations	$149.0		$1.80	$8.6	80,936,239	$0.11

Impairment charges				160.8		1.99
Restructuring charge				2.6		0.03

Adjusted Funds from Operations	$149.0	82,790,017	$1.80	$172.1	80,936,239	$2.13

TCO's average ownership percentage of TRG	67.4%			66.8%

Adjusted Funds from Operations attributable to TCO	$100.5		$1.80	$114.9		$2.13

(1)
Per share amounts for Funds from Operations and Adjusted Funds from Operations are calculated using weighted average diluted shares, which include the impact of common stock equivalents. Per share amounts for net loss attributable to common shareholders and net loss attributable to partnership unitholders and participating securities are calculated using weighted average outstanding shares, which exclude the impact of common stock equivalents because the impact is anti-dilutive.

(2)	Depreciation includes $10.3 million and $11.1 million of mall tenant allowance amortization for the nine months ended September 30, 2010 and 2009, respectively.
(3)	Amounts in this table may not recalculate due to rounding.

Reconciliation of Net Income (Loss) to Beneficial Interest in EBITDA

	Three Months Ended September 30		Nine Months Ended September 30
	(in millions)		(in millions)
	2010	2009	2010	2009
Net income (loss)	$8.5	$(138.8)	$43.8	$(93.4)

Add (less) depreciation and amortization:
Consolidated businesses at 100%	44.5	37.7	117.5	110.1
Noncontrolling partners in consolidated joint ventures	(2.5)	(3.1)	(7.5)	(9.2)
Share of Unconsolidated Joint Ventures	5.7	5.5	16.5	16.8

Add (less) interest expense and income tax expense (benefit):
Interest expense:
Consolidated businesses at 100%	38.9	36.4	114.2	109.1
Noncontrolling partners in consolidated joint ventures	(5.4)	(5.0)	(15.9)	(14.8)
Share of Unconsolidated Joint Ventures	8.4	8.4	24.8	25.1
Income tax expense (benefit)	0.2	(0.2)	0.5	0.3

Less noncontrolling share of (income) loss of consolidated joint ventures	(1.9)	3.5	(5.9)	(0.3)

Beneficial interest in EBITDA	$96.4	$(55.6)	$288.1	$143.7

TCO's average ownership percentage of TRG	67.6%	66.8%	67.4%	66.8%

Beneficial interest in EBITDA attributable to TCO	$65.1	$(37.1)	$194.3	$95.9

(1)	Amounts in this table may not recalculate due to rounding.

Reconciliation of Net Income (Loss) to Net Operating Income

	Three Months Ended September 30		Nine Months Ended September 30
	(in millions)
	2010	2009	2010	2009
Net income (loss)	$8.5	$(138.8)	$43.8	$(93.4)

Add (less) depreciation and amortization:
Consolidated businesses at 100%	44.5	37.7	117.5	110.1
Noncontrolling partners in consolidated joint ventures	(2.5)	(3.1)	(7.5)	(9.2)
Share of Unconsolidated Joint Ventures	5.7	5.5	16.5	16.8

Add (less) interest expense and income tax expense (benefit):
Interest expense:
Consolidated businesses at 100%	38.9	36.4	114.2	109.1
Noncontrolling partners in consolidated joint ventures	(5.4)	(5.0)	(15.9)	(14.8)
Share of Unconsolidated Joint Ventures	8.4	8.4	24.8	25.1
Income tax expense (benefit)	0.2	(0.2)	0.5	0.3

Less noncontrolling share of (income) loss of consolidated joint ventures	(1.9)	3.5	(5.9)	(0.3)

Add EBITDA attributable to outside partners:
EBITDA attributable to noncontrolling partners in consolidated joint ventures	9.8	4.7	29.3	24.3
EBITDA attributable to outside partners in Unconsolidated Joint Ventures	19.8	20.6	57.9	59.2

EBITDA at 100%	$126.0	$(30.3)	$375.3	$227.2

Add (less) items excluded from shopping center Net Operating Income:
General and administrative expenses	7.2	7.2	21.6	20.9
Management, leasing, and development services, net	(2.2)	(1.3)	(5.4)	(4.2)
Restructuring charge				2.6
Impairment charges		166.7		166.7
Gain on sale of peripheral land			(1.0)
Interest income	(0.2)	(0.3)	(0.5)	(0.8)
Impairment loss on marketable securities				1.7
Straight-line of rents	(1.0)	(1.2)	(1.6)	(3.0)
The Pier Shops’ net operating income	(0.6)	(1.0)	(2.9)	(3.3)
Non-center specific operating expenses and other	4.8	4.6	16.6	12.7

Net Operating Income at 100%	$133.9	$144.3	$402.1	$420.5

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

We are financed with property-specific secured debt and we have two unencumbered center properties (Willow Bend and Stamford, a 50% owned Unconsolidated Joint Venture property). The three loans that matured in 2010 have now all been refinanced. The Partridge Creek financing was completed in June 2010, the Arizona Mills loan was refinanced in July 2010 and the Macarthur Center loan was refinanced in September 2010. All of these new loans have higher principal amounts than the previous loan balances. For the terms of these new loans see “Results of Operations – Debt Transactions.”

In 2011, loans on three of our centers (International Plaza, Fair Oaks, and Regency Square) mature.

The $325 million International Plaza loan, $163 million at our beneficial share, matures in January 2011 and has two one-year extension options. Currently the loan is fixed at 5.01% due to an interest rate swap that also matures in January. If we extend, the loan will revert to a floating rate at LIBOR plus 1.15%. The extended loan is prepayable at any time. While we will likely extend, we are still determining our ultimate course of action. When the loan is extended or refinanced, we are expecting to have a modest pay down requirement and will finance the pay down with our revolving lines of credit.

The $250 million Fair Oaks loan, $125 million at our beneficial share, matures in April 2011 and has two one-year extension options. Currently the loan is fixed at 4.22% due to an interest rate swap that also matures in April. If we extend, the loan will revert to a floating rate at LIBOR plus 1.40%. However, we believe we can fully refinance Fair Oaks, if we choose to do so.

The $73.2 million Regency Square loan matures in November 2011. In September 2010, our Board of Directors concluded that it was in our best interest to discontinue financial support of Regency Square. We have begun discussions with the lender regarding the ownership of this property. Although the loan is not currently in default, we expect that it will be by late fourth quarter 2010. A default on this loan will not trigger any cross defaults on our other indebtedness. We will continue to accrue the results of the center until the ownership of Regency Square is transferred in satisfaction of the obligations under the debt. However, we are not obligated to fund cash shortfalls of the center (see “Results of Operations – Regency Square”).

Our $135 million loan at The Pier Shops is currently in default. We will continue to accrue the results of operations of the center until the foreclosure process is complete and the ownership of The Pier Shops is transferred in satisfaction of the obligations under the debt. However, there is no cash impact as we are not obligated to fund cash shortfalls of the center (see “Results of Operations – The Pier Shops at Caesars”).

As of September 30, 2010, we had a consolidated cash balance of $17.3 million. We also have secured lines of credit of $550 million and $40 million. As of September 30, 2010, $406 million is available under these facilities. Both lines of credit mature in February 2011. The $550 million line of credit has a one-year extension option, which we expect to exercise. Twelve banks participate in our $550 million line of credit and the failure of one bank to fund a draw on our line does not negate the obligation of the other banks to fund their pro-rata shares.

Operating Activities

Our net cash provided by operating activities was $178.1 million in 2010, compared to $188.4 million in 2009. See “Results of Operations” for descriptions of 2010 and 2009 transactions affecting operating cash flow.

Investing Activities

Net cash used in investing activities was $19.9 million in 2010, compared to $29.6 million provided by such activities in 2009. Additions to properties in 2010 related primarily to tenant improvements at existing centers and other capital items. Additions to properties in 2009 related to additions to existing centers, site improvements, and other capital items. A tabular presentation of 2010 capital spending is shown in “Capital Spending.” In 2009, the $54.3 million contribution to our acquisition of an interest in The Mall at Studio City was returned to us when our agreement was terminated. During 2010, we issued $2.9 million in notes receivable and received a $1.1 million repayment. Contributions to Unconsolidated Joint Ventures of $7.0 million in 2010 included $3.6 million to fund our share of the settlement at Westfarms that was paid in March 2010. Contributions to Unconsolidated Joint Ventures of $1.7 million in 2009 included $1.0 million of funding and costs related to our Sarasota joint venture. Distributions from Unconsolidated Joint Ventures in excess of income provided $35.2 million and $8.2 million in 2010 and 2009, respectively. The amount in 2010 included $21 million of excess proceeds from the Arizona Mills refinancing.

Financing Activities

Net cash used in financing activities was $157.1 million in 2010 compared to $262.0 million in 2009. Payments on debt and for issuance costs, net of proceeds from the issuance of debt, were $33.2 million in 2010, compared to $110.0 million in 2009, which in 2009 were funded in part using the returned deposit from the Mall at Studio City. In 2010, $1.9 million was received and in 2009 $1.2 million was paid, in connection with incentive plans. Total dividends and distributions paid were $125.6 million and $149.3 million in 2010 and 2009, respectively. Common dividends paid in 2010 decreased primarily due to a change in the timing of quarterly dividend payments.

Beneficial Interest in Debt

At September 30, 2010, the Operating Partnership's debt and its beneficial interest in the debt of its Consolidated Business and Unconsolidated Joint Ventures totaled $2,875.5 million, with an average interest rate of 5.44% excluding amortization of debt issuance costs and interest rate hedging costs. These costs are reported as interest expense in the results of operations. Beneficial interest in debt includes debt used to fund development and expansion costs. Beneficial interest in construction work in progress totaled $64.7 million as of September 30, 2010, which includes $13.4 million of assets on which interest is being capitalized. The following table presents information about our beneficial interest in debt as of September 30, 2010:

	Amount	Interest Rate Including Spread
	(in millions)
Fixed rate debt	$2,335.6	5.77	% (1) (2)

Floating rate debt:
Swapped through December 2010	162.8	5.01%
Swapped through March 2011	125.0	4.22%
Swapped through October 2012	15.0	5.95%
Swapped through August 2020	124.5	4.99%
	$427.3	4.80	% (1)
Floating month to month	112.7	1.01	% (1)
Total floating rate debt	$540.0	4.01	% (1)

Total beneficial interest in debt	$2,875.5	5.44	% (1)

Amortization of financing costs (3)		0.21%
Average all-in rate		5.65	% (2)

(1)	Represents weighted average interest rate before amortization of financing costs.
(2)
The Pier Shops’ loan is in default. As of December 2009 interest accrues at the default rate of 10.01% rather than the original stated rate of 6.01%. Excluding our beneficial interest in The Pier Shops’ debt of $104.6 million from the table changes the average fixed rate to 5.57% and the average all-in rate to 5.47%.

(3)	Financing costs include debt issuance costs and costs related to interest rate agreements of certain fixed rate debt.
(4)	Amounts in table may not add due to rounding.

Sensitivity Analysis

We have exposure to interest rate risk on our debt obligations and interest rate instruments. We use derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. We routinely use cap, swap, and treasury lock agreements to meet these objectives. Based on the Operating Partnership's beneficial interest in floating rate debt in effect at September 30, 2010, a one percent increase in interest rates on this floating rate debt would decrease cash flows and annual earnings by approximately $1.1 million, while a one percent decrease in interest rates on this floating rate debt would increase cash flows and annual earnings by approximately $1.1 million. Based on our consolidated debt and interest rates in effect at September 30, 2010, a one percent increase in interest rates would decrease the fair value of debt by approximately $83.3 million, while a one percent decrease in interest rates would increase the fair value of debt by approximately $87.5 million.

Loan Commitments and Guarantees

Certain loan agreements contain various restrictive covenants, including a minimum net worth requirement, a maximum payout ratio on distributions, a minimum debt yield ratio, a maximum leverage ratio, minimum interest coverage ratios, and a minimum fixed charges coverage ratio, the latter being the most restrictive. This covenant requires that we maintain a minimum fixed charges coverage ratio of more than 1.5 over a trailing 12-month period. As of September 30, 2010, our trailing 12-month minimum fixed charges coverage ratio was 2.0. Other than The Pier Shops’ loan, which is in default, we are in compliance with all of our covenants and loan obligations as of September 30, 2010 (see “Results of Operations – Regency Square” regarding the Regency Square loan). The default on this loan did not trigger any cross defaults on our other indebtedness. The maximum payout ratio on distributions covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain our tax status, pay preferred distributions, and for distributions related to the sale of certain assets. See “Note 5 – Beneficial Interest in Debt and Interest Expense” to our consolidated financial statements for more details on loan guarantees.

Cash Tender Agreement

A. Alfred Taubman has the annual right to tender partnership units in the Operating Partnership and cause us to purchase the tendered interests at a purchase price based on a market valuation of TCO on the trading date immediately preceding the date of the tender. See “Note 9 – Commitments and Contingencies” to our consolidated financial statements for more details.

Capital Spending

City Creek Center

We have finalized agreements regarding City Creek Center, a mixed-use project in Salt Lake City, Utah. The 0.7 million square foot retail component of the project will include Macy’s and Nordstrom as anchors. We are currently providing development and leasing services and will be the manager for the retail space, which we will own under a participating lease. City Creek Reserve, Inc. (CCRI), an affiliate of the LDS Church, is the participating lessor and is providing all of the construction financing. We expect an approximately 11% to 12% return on our approximately $76 million investment, of which $75 million will be paid to CCRI upon opening of the retail center. We are required to maintain a $25 million letter of credit until the $75 million is paid to CCRI. As of September 30, 2010, the capitalized cost of this project was approximately $1 million. Construction is progressing and we are leasing space for a March 2012 opening.

2010 Capital Spending

Capital spending for routine maintenance of the shopping centers is generally recovered from tenants. Capital spending through September 30, 2010 is summarized in the following table:

	2010 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
Existing centers:
Projects with incremental GLA or anchor replacement	$7.8	$7.8
Projects with no incremental GLA and other	3.8	3.6	$1.7	$0.9
Mall tenant allowances (2)	24.7	23.1	1.1	0.6
Asset replacement costs reimbursable by tenants	4.1	3.8	3.2	1.8

Corporate office improvements, technology, equipment, and other	0.7	0.7

Additions to properties	$41.1	$39.0	$6.1	$3.3

(1)	Costs are net of intercompany profits and are computed on an accrual basis.
(2)	Excludes initial lease-up costs.
(3)	Amounts in this table may not add due to rounding.

For the nine months ended September 30, 2010, in addition to the costs above, we incurred our $5.3 million share of Consolidated Businesses’ and $0.7 million share of Unconsolidated Joint Ventures’ capitalized leasing costs.

The following table presents a reconciliation of the Consolidated Businesses’ capital spending shown above (on an accrual basis) to additions to properties (on a cash basis) as presented in our Consolidated Statement of Cash Flows for the nine months ended September 30, 2010:

(in millions)
Consolidated Businesses’ capital spending	$41.1
Differences between cash and accrual basis	6.7
Additions to properties	$47.8

Planned 2010 Capital Spending

The following table summarizes planned capital spending for 2010:

	2010 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
Existing centers (2)	$65.3	$62.3	$12.9	$7.1
Corporate office improvements, technology, equipment, and other	1.0	1.0

Total	$66.3	$63.3	$12.9	$7.1

(1)	Costs are net of intercompany profits.
(2)	Primarily includes costs related to renovations, mall tenant allowances, and asset replacement costs reimbursable by tenants.
(3)	Amounts in this table may not add due to rounding.

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

On September 2, 2010, we declared a quarterly dividend of $0.415 per common share, $0.50 per share on our 8% Series G Preferred Stock, and $0.4765625 on our 7.625% Series H Preferred Stock, all of which were paid on September 30, 2010 to shareowners of record on September 15, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in this report at Item 2 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sensitivity Analysis.”

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

In September 2010, the Company settled the lawsuit filed by a restaurant owner in September 2009 in the Superior Court of the State of California for the County of Los Angeles (Case No. BC 421212) against Taubman Centers, Inc., the Operating Partnership, and the Manager. The plaintiff had sought damages exceeding $10 million, lost profits, restitution on its current lease, exemplary or punitive damages, and specific performance. As part of the settlement, the lawsuit was dismissed with prejudice and the plaintiff agreed to a full and general release for the benefit of the Company and related persons of all claims relating to the dispute. There was no admission of liability or fault by any parties to the lawsuit or related persons. The lawsuit was settled without payment by any party.

Refer to “Note 9 – Commitments and Contingencies” to our consolidated financial statements relating to The Pier Shops mortgage foreclosure, and the restaurant owners at The Pier Shops litigation. There were no material developments regarding these matters during the quarter ended September 30, 2010.

Item 1A. Risk Factors

There were no material changes in our risk factors previously disclosed in Part I, Item 1A. of our Form 10-K for the year ended December 31, 2009.

Item 6. Exhibits

4(a)	--
The Limited Waiver Letter, dated August 9, 2010, to the Second Amended and Restated Mortgage, dated as of November 1, 2007, by and between Dolphin Mall LLC, Fairlane Town Center LLC, Twelve Oaks Mall, LLC and Eurohypo A6, New York Branch, as Administrative Agent

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
The following materials from Taubman Centers, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheet, (2) the Consolidated Statements of Operations and Comprehensive Income, (3) Consolidated Statement of Changes in Equity, (4) the Consolidated Statement of Cash Flows, and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAUBMAN CENTERS, INC.
Date: November 5, 2010	By: /s/ Lisa A. Payne
Lisa A. Payne
Vice Chairman, Chief Financial Officer, and Director (Principal Financial Officer)