Form 10-K
period 2010-12-31
TAUBMAN CENTERS INC
filed 2011-02-25
CIK 890319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the 53,564,353 shares of Common Stock held by non-affiliates of the registrant as of June 30, 2010 was $2 billion, based upon the closing price $37.63 per share on the New York Stock Exchange composite tape on June 30, 2010. (For this computation, the registrant has excluded the market value of all shares of its Common Stock held by directors of the registrant and certain other shareholders; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.)  As of February 24, 2011, there were outstanding 55,789,117 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders meeting to be held in 2011 are incorporated by reference into Part III.

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

We own, lease, acquire, dispose of, develop, expand, and manage regional and super-regional shopping centers. Our portfolio as of December 31, 2010 consisted of 23 owned urban and suburban shopping centers in ten states. The Consolidated Businesses consist of shopping centers and entities that are controlled by ownership or contractual agreements, The Taubman Company LLC (Manager), and Taubman Properties Asia LLC and its subsidiaries (Taubman Asia). Shopping centers owned through joint ventures that are not controlled by us but over which we have significant influence (Unconsolidated Joint Ventures) are accounted for under the equity method. See the table on pages 19 and 20 of this report for information regarding the centers.

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

Recent Developments

For a discussion of business developments that occurred in 2010, see "Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)." The loan encumbering The Pier Shops at Caesars (The Pier Shops) is currently in default. In September 2010, our Board of Directors made the decision to discontinue financial support of Regency Square. The $72.7 million loan on this center matures in November 2011. The loan was not in default as of December 31, 2010. The Pier Shops and Regency Square loan obligations will be extinguished upon transfer of the title of the centers. The process is not in our control and the timing of transfer of title of the centers is uncertain (see “MD&A – Results of Operations – The Pier Shops at Caesars” and “MD&A – Results of Operations – Regency Square”). Consequently, The Pier Shops has been excluded from operating statistics in 2010, 2009, and 2008. Regency Square has also been excluded from operating statistics in 2010 and 2009. The Pier Shops and Regency Square have also been excluded from certain other information as indicated.

The Shopping Center Business

There are several types of retail shopping centers, varying primarily by size and marketing strategy. Retail shopping centers range from neighborhood centers of less than 100,000 square feet of gross leasable area (GLA) to regional and super-regional shopping centers. Retail shopping centers in excess of 400,000 square feet of GLA are generally referred to as "regional" shopping centers, while those centers having in excess of 800,000 square feet of GLA are generally referred to as "super-regional" shopping centers. In this Annual Report on Form 10-K, the term "regional shopping centers" refers to both regional and super-regional shopping centers. The term "GLA" refers to gross retail space, including anchors and mall tenant areas, and the term "Mall GLA" refers to gross retail space, excluding anchors. The term "anchor" refers to a department store or other large retail store. The term "mall tenants" refers to stores (other than anchors) that lease space in shopping centers.

Business of the Company

We are engaged in the ownership, leasing, acquisition, disposition, development, expansion, and management of regional shopping centers. Excluding The Pier Shops and Regency Square (see “MD&A – Results of Operations – The Pier Shops at Caesars” and “MD&A – Results of Operations – Regency Square”), we have 21 centers.

The centers:

•
are strategically located in major metropolitan areas, many in communities that are among the most affluent in the country, including Charlotte, Dallas, Denver, Detroit, Los Angeles, Miami, New York City, Orlando, Phoenix, San Francisco, Tampa, and Washington, D.C.;

•
range in size between 336,000 and 1.6 million square feet of GLA and between 196,000 and 641,000 square feet of Mall GLA. The smallest center has approximately 60 stores, and the largest has over 200 stores. Of the 21 centers, 18 are super-regional shopping centers;

•	have approximately 2,800 stores operated by their mall tenants under approximately 800 trade names;

•	have 63 anchors, operating under 15 trade names;

•
lease over 90% of leased Mall GLA to national chains, including subsidiaries or divisions of Forever 21 (Forever 21, For Love 21, XXI Forever, and others), The Gap (Gap, Gap Kids, Baby Gap, Banana Republic, Old Navy, and others), and Limited Brands (Bath & Body Works/White Barn Candle, Pink, Victoria's Secret, and others); and

•
are among the most productive (measured by mall tenants' average sales per square foot) in the United States. In 2010, our mall tenants reported average sales per square foot of $564, which is a record for our Company.

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

Our portfolio is concentrated in highly productive super-regional shopping centers. Of our 21 owned centers, excluding The Pier Shops and Regency Square, 20 had annual rent rolls at December 31, 2010 of over $10 million. We believe that this level of productivity is indicative of the centers' strong competitive positions and is, in significant part, attributable to our business strategy and philosophy. We believe that large shopping centers (including regional and especially super-regional shopping centers) are the least susceptible to direct competition because (among other reasons) anchors and large specialty retail stores do not find it economically attractive to open additional stores in the immediate vicinity of an existing location for fear of competing with themselves. In addition to the advantage of size, we believe that the centers' success can be attributed in part to their other physical characteristics, such as design, layout, and amenities.

Business Strategy And Philosophy

We believe that the regional shopping center business is not simply a real estate development business, but rather an operating business in which a retailing approach to the on-going management and leasing of the centers is essential. Thus we:

•	offer retailers a location where they can maximize their profitability;

•	offer a large, diverse selection of retail stores in each center to give customers a broad selection of consumer goods and variety of price ranges;

•	endeavor to increase overall mall tenants' sales by leasing space to a constantly changing mix of tenants, thereby increasing rents;

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

The centers compete for retail consumer spending through diverse, in-depth presentations of predominantly fashion merchandise in an environment intended to facilitate customer shopping. While many of our centers include stores that target high-end customers, each center is individually merchandised in light of the demographics of its potential customers within convenient driving distance. When necessary, we will consider rebranding existing centers in order to maximize customer loyalty, increase tenant sales, and achieve greater profitability.

Our leasing strategy involves assembling a diverse mix of mall tenants in each of the centers in order to attract customers, thereby generating higher sales by mall tenants. High sales by mall tenants make the centers attractive to prospective tenants, thereby increasing the rental rates that prospective tenants are willing to pay. We implement an active leasing strategy to increase the centers' productivity and to set minimum rents at higher levels. Elements of this strategy include renegotiating existing leases and leasing space to prospective tenants that would enhance a center's retail mix.

Since 2005, an increased number of our tenants are paying a fixed Common Area Maintenance (CAM) charge, with typically a fixed increase over the term of the lease, rather than the traditional net lease structure where a tenant pays their share of CAM. This allows the retailer greater predictability of their costs. While some pricing risk has shifted to the landlord, cost savings can have a positive impact on our profitability. Approximately 60% of our tenants in 2010 (including those with gross leases or paying a percentage of their sales) effectively pay a fixed charge for CAM. Over time there will be significantly less matching of CAM income with CAM expenditures, which can vary considerably from period to period.

Potential For Growth

Our principal objective is to enhance shareowner value. We seek to maximize the financial results of our core assets, while also pursuing a growth strategy that primarily has included an active new center development program. Our internally generated funds and distributions from operating centers and other investing activities, augmented by use of our existing lines of credit, provide resources to maintain our current operations and assets, and pay dividends. Generally, our need to access the capital markets is limited to refinancing debt obligations at maturity and funding major capital investments. Market conditions may continue to limit our sources of funds for these financing activities. We have begun to see positive signs of stabilization in the economy; however, the capital markets continue to be more conservative in investment decisions and practices than they were before the recent financial market downturn.

Internal Growth

We expect that over time the majority of our future growth will come from our existing core portfolio and business. We have always had a culture of intensively managing our assets and maximizing the rents from tenants.

Another potential element of growth over time is the strategic expansion and redevelopment of existing properties to update and enhance their market positions by replacing or adding new anchor stores, increasing mall tenant space, or rebranding centers. Most of the centers have been designed to accommodate expansions. Expansion projects can be as significant as new shopping center construction in terms of scope and cost, requiring governmental and existing anchor store approvals, design and engineering activities, including rerouting utilities, providing additional parking areas or decking, acquiring additional land, and relocating anchors and mall tenants (all of which must take place with a minimum of disruption to existing tenants and customers).

In 2010, the success of the existing value and outlet retailers and consumer demand for more fashion outlet options led to the renaming and rebranding of Great Lakes Crossing as an outlet shopping center (outlet). The center has been renamed Great Lakes Crossing Outlets.  At 1.4 million square feet of GLA, the fully-enclosed Great Lakes Crossing Outlets is the largest outlet center in Michigan, including about 185 retail and dining options.

In 2010, we began construction at The Mall at Short Hills (Short Hills) to accommodate new stores, upgrade common areas and add tenant space. We have received approvals to build a new 40,000 square foot two-level XXI Forever, which will utilize about 33,000 square feet of existing basement level space. XXI Forever is expected to open in the fourth quarter of 2011.

In 2010, we began remerchandising the land vacated by Lord & Taylor at The Shops at Willow Bend. The Lord & Taylor site will be replaced with a 25,000 square foot Crate & Barrel store. Next door will be a new 12,000 square foot Restoration Hardware. The new Crate & Barrel store will open in March 2011.

In 2008, Macy’s at Twelve Oaks Mall (Twelve Oaks) renovated its store and added 60,000 square feet of store space.

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

External Growth

We are focused on four areas of external growth: U.S. traditional center development, outlets, Asia, and acquisitions. With growth in population, we expect that there will be demand for new centers over the next 10 years. We continue to work on and evaluate various development possibilities for new centers both in the United States and Asia.

•	New U.S. Traditional and Outlet Centers

We have finalized agreements regarding City Creek Center, a mixed-use project in Salt Lake City, Utah. The 0.7 million square foot retail component of the project will include Macy’s and Nordstrom as anchors. We are currently providing development and leasing services and will own the retail space under a participating lease. City Creek Reserve, Inc. (CCRI), an affiliate of the LDS Church, is the participating lessor and is providing all of the construction financing. Construction is progressing and we are leasing space for a March 2012 opening. See “MD&A – Liquidity and Capital Resources – Capital Spending” regarding additional information on City Creek Center.

In 2010, we formed a joint venture with a company headed by an executive with a proven track record of successful outlet development. We believe the outlet business is a natural extension of our capabilities and it will diversify our portfolio. In many cases the leasing executives and retailers are the same for both the outlet and traditional retail divisions and many of our tenants have encouraged us to enter this segment. As we’ve analyzed the business, we believe it is quite likely the pool of good development opportunities in this sector will exceed those of traditional malls. We expect to announce our involvement in at least one or two outlet opportunities by the end of 2011.

We generally do not intend to acquire land early in the development process. Instead, we generally acquire options on land or form partnerships with landowners holding potentially attractive development sites. We typically exercise the options only once we are prepared to begin construction. The pre-construction phase for a regional center typically extends over several years and the time to obtain anchor commitments, zoning and regulatory approvals, and public financing arrangements can vary significantly from project to project. In addition, we do not intend to begin construction until a sufficient number of anchor stores or significant tenants have agreed to operate in the shopping center, such that we are confident that the projected tenant sales and rents from Mall GLA are sufficient to earn a return on invested capital in excess of our cost of capital. Having historically followed these principles, our experience indicates that, on average, less than 10% of the costs of the development of a regional shopping center will be incurred prior to the construction period. However, no assurance can be given that we will continue to be able to so limit pre-construction costs.

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

•	Asia

In October 2010 we appointed a new President of Taubman Asia.  He is responsible for Taubman’s operations and future expansion into the Asia-Pacific region, focusing on China and South Korea. Taubman Asia is engaged in projects that leverage our strong retail planning, design and operational capabilities. In September 2010, we entered into agreements to provide development, leasing and management services for IFC Mall in Yeouido, Seoul, South Korea. Currently under construction, the approximate 430,000 square foot mall will feature up to 100 stores and restaurants.

•	Strategic Acquisitions

As the capital markets and availability of credit improves, we expect attractive opportunities to acquire existing centers, or interests in existing centers, from other companies to continue to be scarce and expensive. However, we continue to look for assets where we can add significant value or that would be strategic to the rest of our portfolio. Our objective is to acquire existing centers only when they are compatible with the quality of our portfolio (or can be redeveloped to that level). We also may acquire additional interests in centers currently in our portfolio. We plan to carefully evaluate our future capital needs along with our strategic plans and pricing requirements.

Rental Rates

As leases have expired in the centers, we have generally been able to rent the available space, either to the existing tenant or a new tenant, at rental rates that are higher than those of the expired leases. Generally, center revenues have increased as older leases rolled over or were terminated early and replaced with new leases negotiated at current rental rates that were usually higher than the average rates for existing leases. In periods of increasing sales, such as we are experiencing now, rents on new leases will generally tend to rise. In periods of slower growth or declining sales, rents on new leases will grow more slowly or will decline for the opposite reason, as tenants' expectations of future growth become less optimistic.

The following table contains certain information regarding mall tenant minimum rent per square foot of our Consolidated Businesses and Unconsolidated Joint Ventures at the comparable centers (centers that had been owned and open for the current and preceding year). The amounts in the table exclude The Pier Shops in 2010, 2009, and 2008 and Regency Square in 2010 and 2009:

	2010	2009	2008	2007	2006
Average rent per square foot:
Consolidated Businesses	$43.63	$43.69	$43.95	$43.39	$42.77
Unconsolidated Joint Ventures	43.73	44.49	44.61	41.89	41.03
Combined	43.66	43.95	44.15	42.90	42.22

See “MD&A – Rental Rates and Occupancy” for information regarding opening and closing rents per square foot for our centers.

Lease Expirations

The following table shows scheduled lease expirations for mall tenants based on information available as of December 31, 2010 for the next ten years for all owned centers in operation at that date, with the exception of The Pier Shops and Regency Square:

	Tenants 10,000 square feet or less				Total (1)
Lease Expiration Year	Number of Leases Expiring	Leased Area in Square Footage	Annualized Base Rent Under Expiring Leases Per Square Foot (2)	Percent of Total Leased Square Footage Represented by Expiring Leases	Number of Leases Expiring	Leased Area in Square Footage	Annualized Base Rent Under Expiring Leases Per Square Foot (2)	Percent of Total Leased Square Footage Represented by Expiring Leases
2011 (3)	283	711,335	$42.72	10.0%	291	853,675	$38.02	7.6%
2012	364	930,519	45.61	13.1	382	1,367,566	38.72	12.2
2013	353	860,296	46.85	12.1	375	1,441,854	34.37	12.9
2014	259	588,990	48.99	8.3	271	937,864	39.21	8.4
2015	275	727,043	45.30	10.3	288	1,046,558	37.88	9.3
2016	273	743,910	48.92	10.5	286	1,102,664	37.54	9.8
2017	263	759,365	52.41	10.7	286	1,290,039	40.30	11.5
2018	185	596,412	53.65	8.4	200	899,231	44.45	8.0
2019	153	482,436	54.06	6.8	165	705,259	44.21	6.3
2020	119	372,588	56.70	5.3	133	655,233	45.67	5.9

(1)
In addition to tenants with spaces 10,000 square feet or less, includes tenants with spaces over 10,000 square feet and value and outlet center anchors.  Excludes rents from regional mall anchors and temporary in-line tenants.

(2)	Weighted average of the annualized contractual rent per square foot as of the end of the reporting period.
(3)	Excludes leases that expire in 2011 for which renewal leases or leases with replacement tenants have been executed as of December 31, 2010.

We believe that the information in the table is not necessarily indicative of what will occur in the future because of several factors, but principally because of early lease terminations at the centers. For example, the average remaining term of the leases that were terminated during the period 2005 to 2010 was approximately one year. The average term of leases signed was approximately seven years during 2010 and approximately six years during 2009.

In addition, mall tenants at the centers may seek the protection of the bankruptcy laws, which could result in the termination of such tenants' leases and thus cause a reduction in cash flow. In 2010, tenants representing 0.7% of leases filed for bankruptcy during the year compared to 3.9% in 2009. This statistic has ranged from 0.4% to 4.5% since we went public in 1992. Since 1991, the annual provision for losses on accounts receivable has been less than 2% of annual revenues and was only 0.5% in 2010.

Occupancy

Occupancy statistics include value and outlet center anchors. The statistics exclude The Pier Shops for 2010, 2009, and 2008 and Regency Square in 2010 and 2009.

	2010	2009	2008	2007	2006
Ending occupancy	90.1%	89.8%	90.5%	91.2%	91.3%
Average occupancy	88.8	89.4	90.5	90.0	89.2
Leased space	92.0	91.6	92.0	93.8	92.5

Major Tenants

No single retail company represents 10% or more of our Mall GLA or revenues. The combined operations of Forever 21 accounted for approximately 4% of Mall GLA as of December 31, 2010 and less than 3% of 2010 minimum rent. No other single retail company accounted for more than 3.8% of Mall GLA as of December 31, 2010 or 3% of 2010 minimum rent.

  The following table shows the ten mall tenants who occupy the most space at our centers and their square footage as of December 31, 2010, excluding The Pier Shops and Regency Square:

Tenant	# of Stores	Square Footage	% of Mall GLA
Forever 21 (Forever 21, For Love 21, XXI Forever, and others)	26	425,246	4.1%
The Gap (Gap, Gap Kids, Baby Gap, Banana Republic, Old Navy, and others)	43	392,384	3.8
Limited Brands (Bath & Body Works/White Barn Candle, Pink, Victoria's Secret, and others)	43	276,546	2.7
Abercrombie & Fitch (Abercrombie & Fitch, Hollister, and others)	34	247,478	2.4
Williams-Sonoma (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, and others)	24	188,756	1.8
H&M	10	177,078	1.7
Ann Taylor (Ann Taylor, Ann Taylor Loft, and others)	29	169,429	1.6
Foot Locker (Foot Locker, Lady Foot Locker, Champs Sports, Foot Action USA, and others)	39	167,795	1.6
Express (Express, Express Men)	18	162,796	1.6
American Eagle Outfitters (American Eagle Outfitters, Aerie, and 77kids)	23	133,000	1.3

Competition

There are numerous shopping facilities that compete with our properties in attracting retailers to lease space. We compete with other major real estate investors with significant capital for attractive investment opportunities. See “Risk Factors” for further details of our competitive business.

Seasonality

The regional shopping center industry is seasonal in nature, with mall tenant sales highest in the fourth quarter due to the Christmas season, and with lesser, though still significant, sales fluctuations associated with the Easter holiday and back-to-school period. See “MD&A – Seasonality” for further discussion.

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

As of December 31, 2010, the Manager and TAM had 582 full-time employees. The following table provides a breakdown of employees by operational areas as of December 31, 2010:

Number of Employees
Center Operations	229
Property Management	159
Financial Services	64
Leasing and Tenant Coordination	52
Development	20
Other	58
Total	582

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

Such factors include:

•
changes in the national, regional, and/or local economic and geopolitical climates.  While the  economic environment and credit availability improved in 2010, current high unemployment and uncertainty as to whether this is a sustainable recovery may adversely impact our anchors, tenants and prospective customers of our shopping centers;

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

These factors may ultimately impact the valuation of certain long-lived or intangible assets that are subject to impairment testing, potentially resulting in impairment charges, which may be material to our financial condition or results of operations.

In addition, the value and performance of our shopping centers may be adversely affected by certain other factors discussed below including the global economic condition, the state of the capital markets, unscheduled closings or bankruptcies of our tenants, competition, uninsured losses, and environmental liabilities.

The recent global economic and financial market downturn has had and may continue to have a negative effect on our business and operations.

The recent global economic and financial market downturn caused, among other things, a significant tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer and business spending, and lower consumer confidence and net worth, all of which has had a negative effect on our business, results of operations, financial condition and liquidity. Many of our tenants have been affected by these negative economic conditions and, although we have seen some improvement, these conditions may continue to strain the resources of our tenants and their customers.

Capital markets have experienced and may continue to experience a period of disruption and instability, which caused and may continue to have a negative impact on the availability and cost of capital.

The recent general disruption in the U.S. capital markets impacted the broader worldwide financial and credit markets and reduced the availability of capital for the market as a whole. Although the capital markets now appear to be recovering, the capital markets continue to be more conservative in investment decisions and practices than they were before the recent financial market downturn. Regulations put in place in response to the disruption to the markets may further restrict the availability and/or increase the cost of capital. Our ability to access the capital markets may be restricted at a time when we would like, or need, to access those markets. This could have an impact on our flexibility to react to changing economic and business conditions. A lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition, results of operations and our ability to obtain and manage our liquidity. In addition, the cost of debt financing and the proceeds may be materially adversely impacted by such market conditions.

Credit market developments may reduce availability under our credit agreements.

Further disruption in the credit markets, similar to what we experienced recently, could create risk that lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments, including but not limited to extending credit up to the maximum permitted by a credit facility and/or honoring loan commitments. Twelve banks participate in our $550 million secured line of credit and the failure of one bank to fund a draw on our line does not negate the obligation of the other banks to fund their pro-rata shares. However, if one or more of our lenders fail to honor their legal commitments under our credit facilities, it could be difficult to replace such lenders and/or our credit facilities on similar terms. Although we believe that our operating cash flow, access to capital markets, two unencumbered center properties and existing credit facilities give us the ability to satisfy our liquidity needs, the failure of one or more of the lenders under our credit facilities may impact our ability to finance our operating or investing activities.

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

We could be adversely affected by the bankruptcy or early termination of tenants and anchors. The bankruptcy of a mall tenant could result in the termination of its lease, which would lower the amount of cash generated by that mall. In addition, if a department store operating as an anchor at one of our shopping centers were to go into bankruptcy and cease operating, we may experience difficulty and delay in replacing the anchor. In addition, the anchor’s closing may lead to reduced customer traffic and lower mall tenant sales. As a result, we may also experience difficulty or delay in leasing spaces in areas adjacent to the vacant anchor space. The early termination of mall tenants or anchors for reasons other than bankruptcy could have a similar impact on the operations of our centers, although in such cases we may benefit in the short-term from lease cancellation income. (See “MD&A – Rental Rates and Occupancy”).

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

We occasionally extend credit to third parties in connection with the sale of land or other transactions. We also have occasionally made investments in marketable and other equity securities. We are exposed to risk in the event the values of our investments and/or our loans decrease due to overall market conditions, business failure, and/or other nonperformance by the investees or counterparties.

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

We may acquire or develop new properties (including outlet properties), and these activities are subject to various risks.

We actively pursue development and acquisition activities as opportunities arise, and these activities are subject to the following risks:

•
the pre-construction phase for a new project often extends over several years, and the time to obtain anchor  and tenant  commitments, zoning and regulatory approvals, and public financing can vary significantly from project to project;

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

Our business activities and pursuit of new opportunities in Asia may pose risks.

We have offices in Hong Kong and Seoul, South Korea and we are pursuing and evaluating management, leasing and development service and investment opportunities in various Asian markets. In addition, we are currently providing development and leasing services for a retail project in Seoul which is under construction.  These activities are subject to risks that may reduce our financial return. In addition to the general risks related to development and acquisition activities described in the preceding section, our international activities are subject to unique risks, including:

•	adverse effects of changes in exchange rates for foreign currencies;

•	changes in foreign political environments;

•	difficulties of complying with a wide variety of foreign laws including laws affecting corporate governance, operations, anti-corruption, taxes, and litigation;

•	changes in and/or difficulties in complying with applicable laws and regulations in the United States that affect foreign operations, including the Foreign Corrupt Practices Act;

•	difficulties in managing international operations, including difficulties that arise from ambiguities in contracts written in foreign languages; and

•	obstacles to the repatriation of earnings and cash.

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

We carry liability, fire, flood, earthquake, extended coverage and rental loss insurance on each of our properties. We believe the policy specifications and insured limits of these policies are adequate and appropriate. There are, however, some types of losses, including lease and other contract claims, which generally are not insured. If an uninsured loss or a loss in excess of insured limits occurs, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. If this happens, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property.

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

Whereas corporate dividends have traditionally been taxed at ordinary income rates, the maximum tax rate on certain corporate dividends received by individuals through December 31, 2012, has been reduced from 35% to 15%. This change has reduced substantially the so-called “double taxation” (that is, taxation at both the corporate and shareowner levels) that had generally applied to non-REIT “C” corporations but did not apply to REITs. Generally, dividends from REITs do not qualify for the dividend tax reduction because REITs generally do not pay corporate-level tax on income that they distribute currently to shareowners. REIT dividends are eligible for the lower dividend rates only in the limited circumstances in which the dividends are attributable to income that has already been subject to corporate tax, such as income from a prior taxable year that the REIT did not distribute and dividend income received by the REIT from a taxable REIT subsidiary or other fully-taxable C corporation. Although REITs, unlike non-REIT “C” corporations, have the ability to designate certain dividends as capital gain dividends subject to the favorable rates applicable to capital gain, the application of reduced dividend rates to non-REIT “C” corporation dividends may still cause individual investors to view stock in non-REIT “C” corporations as more attractive than shares in REITs, which may negatively affect the value of our shares.

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

These ownership limitations will not be automatically removed even if the REIT requirements are changed so as to no longer contain any ownership concentration limitation or if the concentration limitation is increased because, in addition to preserving our status as a REIT, the effect of such ownership limit is to prevent any person from acquiring unilateral control of us. Changes in the ownership limits cannot be made by our Board of Directors and would require an amendment to our articles. Currently, amendments to our articles require the affirmative vote of holders owning not less than two-thirds of the outstanding capital stock entitled to vote.

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

Based on information contained in filings made with the SEC, as of December 31, 2010, A. Alfred Taubman and the members of his family have the power to vote approximately 31% of the outstanding shares of our common stock and our Series B preferred stock, considered together as a single class, and approximately 92% of our outstanding Series B preferred stock. Our shares of common stock and our Series B preferred stock vote together as a single class on all matters generally submitted to a vote of our shareowners, and the holders of the Series B preferred stock have certain rights to nominate up to four individuals for election to our board of directors and other class voting rights. Mr. Taubman’s son, Robert S. Taubman, serves as our Chairman of the Board, President and Chief Executive Officer. Mr. Taubman’s son, William S. Taubman, serves as our Chief Operating Officer and one of our directors. These individuals occupy the same positions with the Manager. As a result, Mr. A. Alfred Taubman and the members of his family may exercise significant influence with respect to the election of our board of directors, the outcome of any corporate transaction or other matter submitted to our shareowners for approval, including any merger, consolidation or sale of all or substantially all of our assets. In addition, because our articles of incorporation impose a limitation on the ownership of our outstanding capital stock by any person and such ownership limitation may not be changed without the affirmative vote of holders owning not less than two-thirds of the outstanding shares of capital stock entitled to vote on such matter, Mr. A. Alfred Taubman and the members of his family, as a practical matter, have the power to prevent a change in control of our company.

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

Our governing documents do not limit us from incurring additional indebtedness and other liabilities. As of December 31, 2010, we had approximately $2.7 billion of consolidated indebtedness outstanding, and our beneficial interest in both our consolidated debt and the debt of our unconsolidated joint ventures was $2.9 billion. We may incur additional indebtedness and become more highly leveraged, which could harm our financial position and potentially limit our cash available to pay dividends.

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

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2. PROPERTIES.

Ownership

The following table sets forth certain information about each of the centers. The table includes only centers in operation at December 31, 2010. Centers are owned in fee other than Beverly Center (Beverly), Cherry Creek Shopping Center (Cherry Creek), International Plaza, MacArthur Center, and The Pier Shops, which are held under ground leases expiring between 2049 and 2083.

Certain of the centers are partially owned through joint ventures. Generally, our joint venture partners have ongoing rights with regard to the disposition of our interest in the joint ventures, as well as the approval of certain major matters.

Center	Anchors	Sq. Ft of GLA/Mall GLA as of 12/31/10		Year Opened/ Expanded	Year Acquired	Ownership % as of 12/31/10
Consolidated Businesses:

Beverly Center	Bloomingdale’s, Macy’s	876,000		1982		100%
Los Angeles, CA		568,000

Cherry Creek Shopping Center	Macy’s, Neiman Marcus, Nordstrom	1,036,000	(1)	1990/1998		50%
Denver, CO	Saks Fifth Avenue	545,000

Dolphin Mall	Bass Pro Shops Outdoor World,	1,406,000		2001/2007		100%
Miami, FL	Bloomingdale’s Outlet,	641,000
	Burlington Coat Factory, Cobb Theatres, Dave & Buster’s, Marshalls, Neiman Marcus-Last Call,
	Off 5th Saks, The Sports Authority

Fairlane Town Center	JCPenney, Macy’s, Sears	1,384,000	(2)	1976/1978/		100%
Dearborn, MI		587,000		1980/2000
(Detroit Metropolitan Area)

Great Lakes Crossing Outlets	AMC Theatres, Bass Pro Shops Outdoor World,	1,355,000		1998		100%
Auburn Hills, MI	Lord & Taylor Outlet, Neiman Marcus-Last Call, Off 5th Saks	536,000
(Detroit Metropolitan Area)

International Plaza	Dillard’s, Neiman Marcus, Nordstrom,	1,200,000		2001		50%
Tampa, FL	Robb & Stucky	579,000

MacArthur Center	Dillard’s, Nordstrom	934,000		1999		95%
Norfolk, VA		520,000

Northlake Mall	Belk, Dick’s Sporting Goods, Dillard’s, Macy’s	1,071,000		2005		100%
Charlotte, NC		465,000

The Mall at Partridge Creek	Nordstrom, Parisian	599,000		2007/2008		100%
Clinton Township, MI		365,000
(Detroit Metropolitan Area)

The Pier Shops at Caesars (3)		295,000		2006		78%
Atlantic City, NJ		295,000

Regency Square (4)	JCPenney, Macy’s (two locations), Sears	818,000		1975/1987	1997	100%
Richmond, VA		231,000

The Mall at Short Hills	Bloomingdale’s, Macy’s, Neiman Marcus,	1,340,000		1980/1994/		100%
Short Hills, NJ	Nordstrom, Saks Fifth Avenue	518,000		1995

Stony Point Fashion Park	Dillard’s, Dick’s Sporting Goods,	667,000		2003		100%
Richmond, VA	Saks Fifth Avenue	301,000

Twelve Oaks Mall	JCPenney, Lord & Taylor, Macy’s, Nordstrom,	1,513,000		1977/1978/		100%
Novi, MI	Sears	548,000		2007/2008
(Detroit Metropolitan Area)

The Mall at Wellington Green	City Furniture and Ashley Furniture Home Store,	1,272,000		2001/2003		90%
Wellington, FL	Dillard’s, JCPenney, Macy’s, Nordstrom	459,000
(Palm Beach County)

The Shops at Willow Bend	Dillard’s, Macy’s, Neiman Marcus	1,383,000	(5)	2001/2004		100%
Plano, TX		525,000
(Dallas Metropolitan Area)

	Total GLA	17,149,000
	Total Mall GLA	7,683,000
	TRG% of Total GLA	15,792,000
	TRG% of Total Mall GLA	6,984,000

Center	Anchors	Sq. Ft of GLA/Mall GLA as of 12/31/10	Year Opened/ Expanded	Year Acquired	Ownership % as of 12/31/10
Unconsolidated Joint Ventures:

Arizona Mills	GameWorks, Harkins Cinemas,	1,215,000	1997		50%
Tempe, AZ	JCPenney Outlet, Neiman Marcus-Last Call,	528,000
(Phoenix Metropolitan Area)	Off 5th Saks

Fair Oaks	JCPenney, Lord & Taylor,	1,569,000	1980/1987/		50%
Fairfax, VA	Macy’s (two locations), Sears	565,000	1988/2000
(Washington, DC Metropolitan Area)

The Mall at Millenia	Bloomingdale’s, Macy’s, Neiman Marcus	1,116,000	2002		50%
Orlando, FL		516,000

Stamford Town Center	Macy’s, Saks Fifth Avenue	772,000	1982/2007		50%
Stamford, CT		449,000

Sunvalley	JCPenney, Macy’s (two locations), Sears	1,332,000	1967/1981	2002	50%
Concord, CA		492,000
(San Francisco Metropolitan Area)

Waterside Shops	Nordstrom, Saks Fifth Avenue	336,000	1992/2006/	2003	25%
Naples, FL		196,000	2008

Westfarms	JCPenney, Lord & Taylor, Macy’s,	1,283,000	1974/1983/		79%
West Hartford, CT	Macy’s Men’s Store/Furniture Gallery, Nordstrom	513,000	1997

	Total GLA	7,623,000
	Total Mall GLA	3,259,000
	TRG% of Total GLA	4,100,000
	TRG% of Total Mall GLA	1,729,000

	Grand Total GLA	24,772,000
	Grand Total Mall GLA	10,942,000
	TRG% of Total GLA	19,892,000
	TRG% of Total Mall GLA	8,713,000

(1)	GLA includes the Saks Fifth Avenue store, which is scheduled to close in March 2011.
(2)	GLA includes the former Lord & Taylor store, which closed in June 2006.
(3)
The center is attached to Caesars casino integrated resort. The loan at The Pier Shops is currently in default. The foreclosure process is not in our control and the timing of transfer of title is uncertain.

(4)
In September 2010, the Board of Directors made the decision to discontinue financial support of Regency Square. The loan was not in default as of December 31, 2010. The timing of transfer of title is uncertain.

(5)	GLA includes the former Saks Fifth Avenue store which closed in August 2010. Crate & Barrel is expected to open in March 2011 as part of the redevelopment of the former Lord & Taylor space.

Anchors

The following table summarizes certain information regarding the anchors at the operating centers (excluding the value and outlet centers) as of December 31, 2010:

Name	Number of Anchor Stores	12/31/10 GLA (in thousands of square feet)	% of GLA
Belk	1	180	0.9%

City Furniture and Ashley Furniture Home Store	1	140	0.7%

Dick’s Sporting Goods	2	159	0.8%

Dillard’s	6	1,335	6.4%

JCPenney	7	1,266	6.1%

Lord & Taylor	3	397	1.9%

Macy’s
Bloomingdale’s	3	614
Macy’s	17	3,454
Macy’s Men’s Store/Furniture Gallery	1	80
Total	21	4,148	19.9%

Neiman Marcus (1)	5	556	2.7%

Nordstrom	9	1,294	6.2%

Parisian	1	116	0.6%

Robb & Stucky	1	119	0.6%

Saks (2)	5	412	2.0%

Sears	5	1,104	5.3%

Total	67	11,226	54.0	% (3)

(1)	Excludes three Neiman Marcus-Last Call stores at value and outlet centers.
(2)	Excludes three Off 5th Saks stores at value and outlet centers. Includes the Saks Fifth Avenue store at Cherry Creek Shopping Center, which is scheduled to close in March 2011.
(3)	Percentages in table may not add due to rounding.

Mortgage Debt

The following table sets forth certain information regarding the mortgages encumbering the centers as of December 31, 2010. All mortgage debt in the table below is nonrecourse to the Operating Partnership except for debt encumbering Dolphin Mall (Dolphin), Fairlane Town Center (Fairlane), and Twelve Oaks. The Operating Partnership has guaranteed the payment of all or a portion of the principal and interest on the mortgage debt of these centers, all of which are wholly owned. See "MD&A – Liquidity and Capital Resources – Loan Commitments and Guarantees" for more information on guarantees and covenants.

Centers Consolidated in TCO’s Financial Statements	Stated Interest Rate		Principal Balance as of 12/31/10 (thousands)		Annual Debt Service (thousands)		Maturity Date		Balance Due on Maturity (thousands)		Earliest Prepayment Date
Beverly Center	5.28%		$322,700		$23,101	(1)	02/11/14		$303,277		30 Days Notice	(2)
Cherry Creek Shopping Center (50%)	5.24%		280,000		Interest Only		06/08/16		280,000		30 Days Notice	(2)
Dolphin Mall	LIBOR+0.70%		10,000	(3)	Interest Only		02/14/11	(4)	10,000		2 Days Notice	(5)
Fairlane Town Center	LIBOR+0.70%		80,000	(3)	Interest Only		02/14/11	(4)	80,000		2 Days Notice	(5)
Great Lakes Crossing Outlets	5.25%		132,262		10,006	(1)	03/11/13		125,507		30 Days Notice	(2)
International Plaza (50.1%)	LIBOR+1.15%	(6)	325,000		Interest Only	(6)	01/08/11	(6)	325,000		3 Days Notice	(5)
MacArthur Center (95%)	LIBOR+2.35%	(7)	131,000		Interest Only	(7)	09/01/20		117,234		08/31/15	(8)
Northlake Mall	5.41%		215,500		Interest Only		02/06/16		215,500		30 Days Notice	(9)
The Mall at Partridge Creek	6.15%		82,140		6,031	(1)	07/06/20		70,433		08/12/12	(2)
The Pier Shops at Caesars (77.5%)	(10)		135,000	(10)	(10)		(10)		(10)			(10)
Regency Square	6.75%	(11)	72,690	(11)	6,421	(11)	11/01/11	(11)	71,569	(11)		(11)
The Mall at Short Hills	5.47%		540,000		Interest Only		12/14/15		540,000		30 Days Notice	(12)
Stony Point Fashion Park	6.24%		105,484		8,488	(1)	06/01/14		98,585		30 Days Notice	(9)
Twelve Oaks Mall	LIBOR+0.70%			(3)	Interest Only		02/14/11	(4)			2 Days Notice	(5)
The Mall at Wellington Green (90%)	5.44%		200,000		Interest Only		05/06/15		200,000		30 Days Notice	(9)

Other Consolidated Secured Debt
TRG Credit Facility	Variable Bank Rate	(13)	24,784		Interest Only		02/14/12		24,784		At Any Time	(5)

Centers Owned by Unconsolidated Joint Ventures/TRG’s % Ownership
Arizona Mills (50%)	5.76%		174,164		12,268	(1)	07/01/20		147,702		10/24/12	(2)
Fair Oaks (50%)	LIBOR+1.40%	(14)	250,000		Interest Only	(14)	04/01/11	(14)	250,000		3 Days Notice	(5)
The Mall at Millenia (50%)	5.46%		202,511		14,245	(1)	04/09/13		195,255		30 Days Notice	(2)
Sunvalley (50%)	5.67%		118,929		9,372	(1)	11/01/12		114,056		30 Days Notice	(2)
Taubman Land Associates (50%)	LIBOR+0.90%	(15)	30,000		Interest Only		11/01/12		30,000		At Any Time	(5)
Waterside Shops (25%)	5.54%		165,000		Interest Only		10/07/16		165,000		30 Days Notice	(16)
Westfarms (79%)	6.10%		185,014		15,272	(1)	07/11/12		179,028		30 Days Notice	(2)

(1)	Amortizing principal based on 30 years.
(2)	No defeasance deposit required if paid within three months of maturity date.
(3)	Sub facility in $550 million secured revolving line of credit. Facility may be increased to $650 million subject to available lender commitments and additional secured collateral.
(4)	Effective February 2011 the maturity date was extended one year to February 2012.
(5)	Prepayment can be made without penalty.
(6)
In January 2011, the debt was extended to January 2012 (see “MD&A – Liquidity and Capital Resources”). Prior to the extension, the debt was swapped to an effective rate of 5.01%. The debt has one remaining one-year extension option available. The loan is interest only during the extension period except during the remaining one-year extension period (if elected).

(7)
The debt is swapped to an effective rate of 4.99% to the maturity date.  The loan is interest only until September 2012 at which time monthly principal payments are due based on a 7% interest rate and 30 year amortization.

(8)
From September 2015 thru August 2017 debt may be prepaid with a prepayment penalty of 2% on principal prepaid.  From September 2017 thru August 2019 the prepayment penalty drops to 1% of principal prepaid, and beginning September 2019 it changes to 0.5% of principal prepaid until March 2020 when it can be prepaid without penalty.

(9)	No defeasance deposit required if paid within four months of maturity date.
(10)
The Pier Shops' loan is in default.  Interest accrues at the default rate of 10.01% rather than the original stated rate of 6.01% and is accumulating in interest payable (see “MD&A – Results of Operations – The Pier Shops at Caesars”).

(11)
We have announced that we will discontinue financial support of Regency Square.  As a result we are in discussions with the lender about the center's future ownership.  The loan was not in default as of December 31, 2010 (see “MD&A – Results of Operations – Regency Square”). The default rate of interest is 10.75%.

(12)
Debt may be prepaid with a prepayment penalty equal to greater of yield maintenance or 1% of principal prepaid. No prepayment penalty is due if prepaid within three months of maturity date. 30 days notice required.

(13)	The facility is a $40 million line of credit and is secured by an indirect interest in 40% of Short Hills.
(14)
The debt is swapped to an effective rate of 4.22% to maturity in April 2011.  The debt has two one-year extension options and is interest only except during the second one-year extension (if elected). Notice has been given to lender to exercise option to extend maturity to April 2012.  When the loan is extended, the rate would float at LIBOR plus 1.40% during the extension period.

(15)	Debt is swapped to an effective rate of 5.95% to the maturity date.
(16)	No defeasance deposit required if paid within six months of maturity date.

For additional information regarding the centers and their operations, see the responses to Item 1 of this report.

Item 3. LEGAL PROCEEDINGS.

See “Note 14 – Commitments and Contingencies – Litigation” to our consolidated financial statements for information regarding outstanding litigation. While management does not believe that an adverse outcome in the lawsuits described would have a material adverse effect on our financial condition, there can be no assurance that adverse outcomes would not have material effects on our results of operations for any particular period.

Item 4. (REMOVED AND RESERVED)

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

The common stock of Taubman Centers, Inc. is listed and traded on the New York Stock Exchange (Symbol: TCO). As of February 24, 2011, the 55,789,117 outstanding shares of Common Stock were held by 521 holders of record. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers, and other financial institutions. The closing price per share of the Common Stock on the New York Stock Exchange on February 24, 2011 was $52.27.

The following table presents the dividends declared on our Common Stock and the range of closing share prices of our Common Stock for each quarter of 2010 and 2009:

	Market Quotations
2010 Quarter Ended	H High	L Low	D D Dividends
March 31	$41.93	$31.66	$0.415

June 30	44.94	37.63	0.415

September 30	46.27	35.98	0.415

December 31	50.76	44.41	0.4375	(1)

	Market Quotations
2009 Quarter Ended	High	Low	Dividends
March 31	$26.79	$13.56	$0.415

June 30	28.16	16.65	0.415

September 30	37.37	22.55	0.415

December 31	37.66	30.40	0.415

(1)
Amount excludes a special dividend of $0.1834 per share, which was declared as a result of the taxation of capital gain incurred from a restructuring of our ownership in International Plaza, including liquidation of the Operating Partnership’s private REIT.

The restrictions on our ability to pay dividends on our Common Stock are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Dividends.”

Shareowner Return Performance Graph

The following line graph sets forth the cumulative total returns on a $100 investment in each of our Common Stock, the MSCI US REIT Index, the FTSE NAREIT Equity Retail Index, the S&P Composite – 500 Stock Index, and the S&P 400 MidCap Index for the period December 31, 2005 through December 31, 2010 (assuming in all cases, the reinvestment of dividends):

	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Taubman Centers Inc.	$100.00	$150.76	$150.20	$81.03	$121.70	$178.66
MSCI US REIT Index	100.00	135.92	113.06	70.13	90.20	115.88
FTSE NAREIT Equity Retail Index	100.00	129.01	108.67	56.11	71.36	95.20
S&P 500 Index	100.00	115.79	122.16	76.96	97.33	111.99
S&P 400 MidCap Index	100.00	110.32	119.12	75.96	104.35	132.15

Note: The stock performance shown on the graph above is not necessarily indicative of future price performance.

Item 6. SELECTED FINANCIAL DATA.

The following table sets forth selected financial data and should be read in conjunction with the financial statements and notes thereto and MD&A included in this report.

	Year Ended December 31
	2010	2009	2008	2007	2006
	(in thousands)
STATEMENT OF OPERATIONS DATA:
Rents, recoveries, and other shopping center revenues	$654,558	$666,104	$671,498	$626,822	$579,284
Net income (loss) (1)	102,327	(79,161)	(8,052)	116,236	95,140
Attributable to noncontrolling interests (2)	(38,459)	25,649	(62,527)	(51,782)	(48,919)
Distributions to participating securities of TRG	(1,635)	(1,560)	(1,446)	(1,330)	(1,104)
Preferred dividends	(14,634)	(14,634)	(14,634)	(14,634)	(23,723)
Net income (loss) attributable to Taubman Centers, Inc. common shareowners	47,599	(69,706)	(86,659)	48,490	21,394
Net income (loss) per common share – diluted	0.86	(1.31)	(1.64)	0.90	0.40
Dividends declared per common share (3)	1.68	1.66	1.66	1.54	1.29
Weighted average number of common shares outstanding –basic	54,569,618	53,239,279	52,866,050	52,969,067	52,661,024
Weighted average number of common shares outstanding – diluted	55,702,813	53,239,279	52,866,050	53,622,017	52,979,453
Number of common shares outstanding at end of period	54,696,054	54,321,586	53,018,987	52,624,013	52,931,594
Ownership percentage of TRG at end of period	68%	67%	67%	66%	65%

BALANCE SHEET DATA:
Real estate before accumulated depreciation	3,528,297	3,496,853	3,699,480	3,781,136	3,398,122
Total assets	2,546,873	2,606,853	2,974,982	3,105,975	2,781,290
Total debt	2,656,560	2,691,019	2,796,821	2,700,980	2,319,538

SUPPLEMENTAL INFORMATION:
Funds from Operations attributable to TCO (1)(4)	160,138	36,799	81,274	155,376	136,736
Mall tenant sales (5)(6)	4,619,896	4,185,996	4,536,500	4,734,940	4,344,565
Sales per square foot (5)(6)(7)	564	502	533	555	529
Number of shopping centers at end of period	23	23	23	23	22
Ending Mall GLA in thousands of square feet	10,942	10,946	10,937	10,879	10,448
Leased space (6)(8)	92.0%	91.6%	92.0%	93.8%	92.5%
Ending occupancy (6)	90.1%	89.8%	90.5%	91.2%	91.3%
Average occupancy (6)	88.8%	89.4%	90.5%	90.0%	89.2%
Average base rent per square foot (6)(7):
Consolidated businesses:
All mall tenants	$43.63	$43.69	$43.95	$43.39	$42.77
Stores opening during year (9)	50.69	46.69	54.78	53.35	41.25
Stores closing during year(9)	46.27	42.75	49.60	45.39	39.57
Unconsolidated Joint Ventures:
All mall tenants	$43.73	$44.49	$44.61	$41.89	$41.03
Stores opening during year(9)	47.16	51.10	59.36	48.05	42.98
Stores closing during year(9)	47.20	48.64	48.72	48.63	42.49

(1)
Funds from Operations (FFO) is defined and discussed in “Results of Operations – Use of Non-GAAP Measures.” Net loss and FFO in 2009 include the $166.7 million (or $160.8 million at our share) impairment charges related to the write down of The Pier Shops and Regency Square to their fair values, $30.4 million in charges related to the litigation settlements at Westfarms, and a $2.5 million restructuring charge which primarily represented the cost of terminations of personnel. Net loss and FFO in 2008 include the impairment charges of $126.3 million related to investments in our Oyster Bay and Sarasota projects. Net income and FFO in 2006 include $3.1 million in connection with the write-off of financing costs related to the respective pay-off and refinancing of the loans on The Shops at Willow Bend and Dolphin Mall. In addition to these charges, FFO in 2006 includes a $4.7 million charge incurred in connection with the redemption of $113 million of preferred stock.

(2)
In 2009, we adopted the requirements of ASC Topic 810 as it relates to noncontrolling interests (formerly SFAS 160). See “Note 1 – Summary of Significant Accounting Policies – Noncontrolling Interests” to our consolidated financial statements.

(3)
Amount excludes a special dividend of $0.1834 per share, which was declared as a result of the taxation of capital gain incurred from a restructuring of the Company’s ownership in International Plaza, including liquidation of the Operating Partnership’s private REIT.

(4)
Reconciliations of net income (loss) attributable to TCO common shareowners to FFO for 2010, 2009, and 2008 are provided in “MD&A – Reconciliation of Net Income (Loss) Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations.” For 2007, net income attributable to TCO common shareowners of $48.5 million, adding back depreciation and amortization of $141 million, noncontrolling interests of $44.3 million, and distributions to participating securities of $1.3 million arrives at TRG’s FFO of $235.1 million, of which TCO’s share was $155.4 million. For 2006, net income attributable to TCO common shareowners of $21.4 million, adding back depreciation and amortization of $147.3 million, noncontrolling interests of $40.7 million, and distributions to participating securities of $1.1 million arrives at TRG’s FFO of $210.4 million, of which TCO’s share was $136.7 million.

(5)	Based on reports of sales furnished by mall tenants.
(6)
Amounts in 2010, 2009, and 2008 exclude The Pier Shops, which opened in 2006. Amounts in 2010 and 2009 exclude Regency Square. See “MD&A – Results of Operations –The Pier Shops at Caesars” and “MD&A – Results of Operations – Regency Square” for further information.

(7)	See “MD&A – Rental Rates and Occupancy” for information regarding this statistic.
(8)	Leased space comprises both occupied space and space that is leased but not yet occupied.
(9)	Amounts in 2010, 2009, and 2008 exclude spaces greater than 10,000 square feet.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs concerning future events, including the following: statements regarding future developments and joint ventures, rents, returns, and earnings; statements regarding the continuation of trends; and any statements regarding the sufficiency of our cash balances and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs. We caution that although forward-looking statements reflect our good faith beliefs and reasonable judgment based upon current information, these statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, because of risks, uncertainties, and factors including, but not limited to, the continuing impacts of the recent U.S. recession and global credit environment, other changes in general economic and real estate conditions, changes in the interest rate environment and the availability of financing, and adverse changes in the retail industry. The forward-looking statements included in this report are made as of the date hereof. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future. Other risks and uncertainties are detailed from time to time in reports filed with the SEC, and in particular those set forth under “Risk Factors” of this Annual Report on Form 10-K. The following discussion should be read in conjunction with the accompanying consolidated financial statements of Taubman Centers, Inc. and the notes thereto.

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

References in this discussion to “beneficial interest” refer to our ownership or pro-rata share of the item being discussed. Also, the operations of the shopping centers are often best understood by measuring their performance as a whole, without regard to our ownership interest. Consequently, in addition to the discussion of the operations of the Consolidated Businesses, the operations of the Unconsolidated Joint Ventures are presented and discussed as a whole. All operating statistics provided exclude The Pier Shops. In addition, 2010 and 2009 statistics also exclude Regency Square. See “Results of Operations – The Pier Shops at Caesars,” and “Results of Operations – Regency Square.”

Overall Summary of Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our primary source of revenue is from the leasing of space in our shopping centers. Generally these leases are long term, with our average lease term of new leases at approximately seven years during 2010 and approximately six years during 2009, excluding temporary leases. Therefore general economic trends most directly impact our tenants’ sales and consequently their ability to perform under their existing lease agreements and expand into new locations as well as our ability to find new tenants for our shopping centers.

We have begun to see positive signs of stabilization in the economy and capital markets although the impacts of the recent recession continue. During 2010, only 0.7% of tenants sought the protection of the bankruptcy laws, compared to 3.9% and 2.5% of tenants in 2009 and 2008, respectively. We believe this is indicative of the improved health of retailers as well as the proactive way landlords worked with retailers in trouble last year so that they could stay open, effectively helping them restructure outside of bankruptcy. The retail environment has shown improvement and retailers are becoming more optimistic with their expansion plans and capital allocation decisions. However, retailers are still sensitive to occupancy costs and negotiations continue to be challenging.

Our mall tenant sales per square foot statistics have shown strong improvement in 2010. Tenant sales per square foot were $564 in 2010, a 12.4% increase from 2009, and higher than we have ever reported. We are expecting tenant sales per square foot to be up 3% to 4% in 2011. See "Mall Tenant Sales and Center Revenues."

Ending occupancy was 90.1% at December 31, 2010, up 0.3% from 2009. We anticipate year end occupancy will be up about 1% in 2011 but may see a modest decrease early in the year. Rent per square foot increased 0.7% for the fourth quarter of 2010 and was down 0.7% for the year. We expect that average rents per square foot in 2011 will be up in comparison to 2010 by approximately 3%. The rents we are able to achieve are affected by economic trends and tenants’ expectations thereof, as described under “Rental Rates and Occupancy.” The spread between rents on openings and closings may not be indicative of future periods, as this statistic is not computed on comparable tenant spaces, and can vary significantly from period to period depending on the total amount, location, and average size of tenant space opening and closing in the period. Mall tenant sales, occupancy levels, and our resulting revenues are seasonal in nature (see “Seasonality").

Our analysis of our financial results begins under “Results of Operations.”

In September 2010, our Board of Directors made the decision to discontinue financial support of Regency Square. In 2009, we also discontinued financial support of The Pier Shops and the loan on this property is in default. Impairment charges were recognized on Regency Square and The Pier Shops in 2009. See “Results of Operations – Regency Square” and “Results of Operations – The Pier Shop at Caesars” for further discussion and the status of the Regency Square and Pier Shops’ loans. In 2008, we also recorded impairment charges related to our Oyster Bay project and our Sarasota project. See “Results of Operations – Oyster Bay” and “Results of Operations – Sarasota.”

We have begun to see signs of an economic recovery and have seen some improvement in our center operations in 2010. See “Results of Operations – Center Operations."

We have certain additional sources of income beyond our rental revenues, recoveries from tenants, and revenue from management, leasing, and development services. We disclose our share of these sources of income under “Results of Operations – Other Income.”

We have been very active in managing our balance sheet, completing refinancings of MacArthur Center, Arizona Mills, and The Mall at Partridge Creek in 2010 as outlined under “Results of Operations – Debt Transactions.”

We also describe the current status of our efforts to broaden our growth in Asia.  See “Results of Operations – Taubman Asia”.

With all the preceding information as background, we then provide insight and explanations for variances in our financial results for 2010, 2009, and 2008 under “Comparison of 2010 to 2009” and “Comparison of 2009 to 2008.” As information useful to understanding our results, we have described the reasons for our use of non-GAAP measures such as Beneficial Interests in EBITDA and Funds from Operations (FFO) under “Results of Operations – Use of Non-GAAP Measures.” Reconciliations from net income (loss) and net income (loss) allocable to common shareowners to these measures follow the annual comparisons.

We then provide a discussion of our critical accounting policies and new accounting pronouncements that will affect periods subsequent to 2010.

Our discussion of sources and uses of capital resources under “Liquidity and Capital Resources” begins with a brief overview of current market conditions and our financial position as of December 31, 2010. In January 2011, the International Plaza loan matured and was extended, and two additional loans mature in 2011. The $250 million Fair Oaks loan, $125 million at our share, matures in April 2011. The $72.7 million Regency Square loan matures in November 2011 but we have notified the lender of our intent not to continue support of the center including not repaying the loan. In February 2011, our $550 million line of credit was extended to February 2012. Our $40 million line was extended in December 2010 to February 2012. We then discuss our capital activities and transactions that occurred in 2010. Analysis of specific operating, investing, and financing activities is then provided in more detail.

Specific analysis of our fixed and floating rates and periods of interest rate risk exposure is provided under “Liquidity and Capital Resources – Beneficial Interest in Debt.” Completing our analysis of our exposure to rates are the effects of changes in interest rates on our cash flows and fair values of debt contained under “Liquidity and Capital Resources – Sensitivity Analysis.” Also see “Liquidity and Capital Resources – Loan Commitments and Guarantees” for discussion of compliance with debt covenants.

In conducting our business, we enter into various contractual obligations, including those for debt, capital leases for property improvements, operating leases for land and office space, purchase obligations, and other long-term commitments. Detail of these obligations, including expected settlement periods, is contained under “Liquidity and Capital Resources – Contractual Obligations.” Property-level debt represents the largest single class of obligations. Described under “Liquidity and Capital Resources – Loan Commitments and Guarantees” and “Liquidity and Capital Resources – Cash Tender Agreement” are our significant guarantees and commitments.

Renovation and expansion of existing malls has been a significant use of our capital in recent years, as described in “Liquidity and Capital Resources – Capital Spending” and “Liquidity and Capital Resources – Capital Spending – Planned Capital Spending.” Our City Creek Center project, which we will own under a participating lease, is expected to open in March 2012 at which time a $75 million payment will be made to the lessor. We expect capital spending in 2011 to consist primarily of tenant allowances, renovations and expansions at our operating centers, including projects at Short Hills and Willow Bend. In the fourth quarter of 2010, we formed a joint venture to seek development sites for outlet shopping centers.

Dividends and distributions are also significant uses of our capital resources. The factors considered when determining the amount of our dividends, including requirements arising because of our status as a REIT, are described under “Liquidity and Capital Resources – Dividends.”

Mall Tenant Sales and Center Revenues

Our mall tenant sales per square foot statistics have shown improvement since July 2009 and in the fourth quarter of 2010 increased by 12.9% compared to the corresponding period in the prior year. For all of 2010, our tenant sales increased 12.4% to a record level of $564 per square foot.

Over the long term, the level of mall tenant sales is the single most important determinant of revenues of the shopping centers because mall tenants provide approximately 90% of these revenues and mall tenant sales determine the amount of rent, percentage rent, and recoverable expenses (together, total occupancy costs) that mall tenants can afford to pay. However, levels of mall tenant sales can be considerably more volatile in the short run than total occupancy costs, and may be impacted significantly, either positively or negatively, by the success or lack of success of a small number of tenants or even a single tenant.

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

Sales directly impact the amount of percentage rents certain tenants and anchors pay. The effects of increases or declines in sales on our operations are moderated by the relatively minor share of total rents that percentage rents represent of total rents (approximately 4% in 2010).

While tenant sales are critical over the long term, the high quality regional mall business has been a very stable business model with its diversity of income from thousands of tenants, its staggered lease maturities, and high proportion of fixed rent. However, a sustained trend in sales does impact, either negatively or positively, our ability to lease vacancies and negotiate rents at advantageous rates.

The following table summarizes occupancy costs, excluding utilities, for mall tenants as a percentage of mall tenant sales:

	2010	2009	2008
Mall tenant sales (in thousands)	$4,619,896	$4,185,996	$4,536,500
Sales per square foot	564	502	533

Consolidated Businesses:
Minimum rents	9.1%	10.2%	9.7%
Percentage rents	0.4	0.3	0.4
Expense recoveries	5.0	5.7	5.3
Mall tenant occupancy costs as a percentage of mall tenant sales	14.5%	16.2%	15.4%
Unconsolidated Joint Ventures:
Minimum rents	8.6%	9.6%	8.9%
Percentage rents	0.4	0.3	0.4
Expense recoveries	4.5	5.0	4.6
Mall tenant occupancy costs as a percentage of mall tenant sales	13.5%	14.9%	13.9%
Combined:
Minimum rents	9.0%	9.9%	9.4%
Percentage rents	0.4	0.3	0.4
Expense recoveries	4.7	5.6	5.1
Mall tenant occupancy costs as a percentage of mall tenant sales	14.1%	15.8%	14.9%

In 2009, mall tenant occupancy costs as a percentage of mall tenant sales increased due primarily to the decrease in tenant sales. In 2010, the statistic decreased primarily due to the increase in tenant sales.

Rental Rates and Occupancy

As leases have expired in the centers, we have generally been able to rent the available space, either to the existing tenant or a new tenant, at rental rates that are higher than those of the expired leases. Generally, center revenues have increased as older leases rolled over or were terminated early and replaced with new leases negotiated at current rental rates that were usually higher than the average rates for existing leases. In periods of increasing sales as we are experiencing now, rents on new leases will generally tend to rise. In periods of slower growth or declining sales, rents on new leases will grow more slowly or will decline for the opposite reason, as tenants' expectations of future growth become less optimistic. Average rent per square foot in 2011 is expected to be up about 3%. Rent per square foot information for centers in our Consolidated Businesses and Unconsolidated Joint Ventures follows:

	2010	2009	2008
Average rent per square foot:
Consolidated Businesses	$43.63	$43.69	$43.95
Unconsolidated Joint Ventures	43.73	44.49	44.61
Combined	43.66	43.95	44.15
Opening base rent per square foot:
Consolidated Businesses	$50.69	$46.69	$54.78
Unconsolidated Joint Ventures	47.16	51.10	59.36
Combined	49.69	47.82	56.46
Square feet of GLA opened:
Consolidated Businesses	577,435	637,900	589,730
Unconsolidated Joint Ventures	228,075	218,953	340,275
Combined	805,510	856,853	930,005
Closing base rent per square foot:
Consolidated Businesses	$46.27	$42.75	$49.60
Unconsolidated Joint Ventures	47.20	48.64	48.72
Combined	46.52	44.25	49.30
Square feet of GLA closed:
Consolidated Businesses	647,982	761,726	650,607
Unconsolidated Joint Ventures	243,093	259,457	342,698
Combined	891,075	1,021,183	993,305
Releasing spread per square foot:
Consolidated Businesses	$4.42	$3.94	$5.18
Unconsolidated Joint Ventures	(0.04)	2.46	10.64
Combined	3.17	3.57	7.16

The spread between opening and closing rents may not be indicative of future periods, as this statistic is not computed on comparable tenant spaces, and can vary significantly from period to period depending on the total amount, location, and average size of tenant space opening and closing in the period.

Mall tenant leased space, ending occupancy, and average occupancy rates are as follows:

	2010	2009	2008
Ending occupancy	90.1%	89.8%	90.5%
Average occupancy	88.8	89.4	90.5
Leased space	92.0	91.6	92.0

Ending occupancy was 90.1%, a 0.3% increase from 89.8% in 2009. At 92.0%, leased space is 0.9% over the year end occupancy level. We expect occupancy in 2011 to end the year up about 1% but we may see a modest decrease early in the year. Temporary tenant leasing continues to be strong and ended the year at about 5.0% compared to 4.1% in 2009. Temporary tenants, defined as those with lease terms less than or equal to a year, are not included in occupancy or leased space statistics. Tenant bankruptcy filings as a percentage of the total number of tenant leases was 0.7% in 2010, compared to 3.9% in 2009, and 2.5% in 2008.

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

	Total 2010	4th Quarter 2010	3rd Quarter 2010	2nd Quarter 2010	1st Quarter 2010
	(in thousands, except occupancy and leased space data)
Mall tenant sales (1)	$4,619,896	$1,487,634	$1,085,195	$1,052,274	$994,793
Revenues and gains on land sales and other nonoperating income:
Consolidated Businesses	657,360	195,036	155,454	155,232	151,638
Unconsolidated Joint Ventures	270,393	77,553	67,777	63,711	63,352
Occupancy and leased space:
Ending occupancy	90.1%	90.1%	88.6%	88.0%	88.2%
Average occupancy	88.8	89.9	88.4	88.2	88.5
Leased space	92.0	92.0	91.8	90.9	91.3

(1)	Based on reports of sales furnished by mall tenants.

Because the seasonality of sales contrasts with the generally fixed nature of minimum rents and recoveries, mall tenant occupancy costs (the sum of minimum rents, percentage rents, and expense recoveries) as a percentage of sales are considerably higher in the first three quarters than they are in the fourth quarter.

	Total 2010	4th Quarter 2010	3rd Quarter 2010	2nd Quarter 2010	1st Quarter 2010
Consolidated Businesses:
Minimum rents	9.1%	7.3%	9.6%	9.8%	10.6%
Percentage rents	0.4	0.6	0.3	0.1	0.3
Expense recoveries	5.0	5.2	4.7	5.1	5.0
Mall tenant occupancy costs	14.5%	13.1%	14.6%	15.0%	15.9%
Unconsolidated Joint Ventures:
Minimum rents	8.6%	6.8%	9.2%	9.5%	9.7%
Percentage rents	0.4	0.6	0.3	0.1	0.3
Expense recoveries	4.5	4.3	4.6	4.5	4.5
Mall tenant occupancy costs	13.5%	11.7%	14.1%	14.1%	14.5%
Combined:
Minimum rents	9.0%	7.2%	9.4%	9.7%	10.3%
Percentage rents	0.4	0.6	0.3	0.1	0.3
Expense recoveries	4.7	4.8	4.7	4.9	4.8
Mall tenant occupancy costs	14.1%	12.6%	14.4%	14.7%	15.4%

Results of Operations

In addition to the results and trends in our operations discussed in the preceding sections, the following sections discuss certain transactions that affected operations in the years ending 2010, 2009, and 2008, or are expected to affect operations in the future.

Regency Square

In September 2009, we concluded that the book value of the investment in Regency Square was impaired and as a result, the book value of the property was written down by $59.0 million to a fair value of approximately $29 million as of September 30, 2009. The decision was based on estimates of future cash flows for the property, which were negatively impacted by necessary capital expenditures and declining net operating income (NOI). In September 2010, our Board of Directors made the decision to discontinue financial support of Regency Square including not funding the non-recourse mortgage debt that is due in November 2011. As a result, we have begun discussions with the lender about the center’s future ownership. We expect the non-cash impact of owning Regency Square (assuming default interest begins April 2011) to result in an earnings charge in 2011 of approximately $(5.6) million. The impact excluding depreciation and amortization is expected to be approximately $(3.6) million. In addition, a significant non-cash accounting gain, representing the difference between the book value of the debt, interest payable and other obligations extinguished over the net book value of the property and any other assets transferred, will be recognized when the loan obligation is extinguished upon transfer of title of Regency Square. The process is not in our control and the timing of transfer of title is uncertain. The book value of the investment in Regency Square as of December 31, 2010 was approximately $30 million, which includes additional capital spending that was anticipated in determining the fair value in 2009.

The Pier Shops at Caesars

In September 2009, the book value of The Pier Shops was written down by $107.7 million (of which, our share was $101.8 million) to a fair value of approximately $52 million. Our decision was based on the conclusion of our Board of Directors to discontinue financial support of The Pier Shops given long-term prospects for the property, including that cash flows generated from the center were insufficient to cover debt service on the $135 million non-recourse loan. As a result of our discontinuing payment of debt service, the loan is now in default. Under the terms of the loan agreement, interest accrues at the original stated rate of 6.01% plus a 4% default rate. Accrued interest and late fees total $16.0 million as of December 31, 2010. Including the impact of compounding default interest and late fees, the effective rate on the $135 million loan balance is 11.33% and 10.93%, respectively, for the quarter and year ended December 31, 2010. Although we are no longer funding any cash shortfalls, we continue to record the operations of the center and interest on the loan in our results until title for the center has been transferred and our obligation for the loan is extinguished. In April 2010, the holder of the loan on The Pier Shops filed a lawsuit to foreclose on the loan. The foreclosure process is not in our control and the timing of transfer of title is uncertain. We expect the non-cash impact of owning The Pier Shops (including default interest) to result in an earnings charge in 2011 of approximately $(22.9) million. The impact excluding depreciation and amortization is expected to be approximately $(16.5) million. These earnings impacts represent 100% of the results of The Pier Shops. In addition, a significant non-cash accounting gain, representing the difference between the book value of the debt, interest payable and other obligations extinguished over the net book value of the property and any other assets transferred, will be recognized when the loan obligation is extinguished upon transfer of title of The Pier Shops. The book value of the investment in The Pier Shops as of December 31, 2010 was approximately $44 million.

Oyster Bay

In 2008, we recognized an impairment charge to income of $117.9 million for the Oyster Bay project, including $4.6 million in costs, which were paid in 2009, associated with obligations under existing contracts related to the project. This determination was reached after an overall assessment of the probability of the development of the mall as designed as a result of the delay in obtaining a special use permit. The charge included the costs of previous development activities as well as holding and other costs that management believes will likely not benefit the development if and when we obtain the rights to build the center. We have been expensing costs relating to Oyster Bay since the fourth quarter of 2008 and will continue to do so until it is probable that we will be able to successfully move forward with a project. Our remaining capitalized investment in the project as of December 31, 2010 is $39.8 million, which is classified in “development pre-construction costs” (see “Note 3 – Properties – Oyster Bay” to our consolidated financial statements) and consists of land and site improvements. If we are ultimately unsuccessful in obtaining the right to build the center, it is uncertain whether we would be able to recover the full amount of this capitalized investment through alternate uses of the land.

Sarasota

In 2008, we recognized an $8.3 million charge to income relating to a project in Sarasota, Florida. The charge to income represented our share of total project costs. We have no asset remaining and continue to expense any additional costs related to the monitoring of the project. See “Note 4 – Investments in Unconsolidated Joint Ventures – University Town Center” to our consolidated financial statements.

Litigation Charges

In 2009, we recognized litigation charges relating to the settlement of two lawsuits related to Westfarms, our center in West Hartford, Connecticut. The settlements included $34 million settled in December 2009 and $4.5 million settled in January 2010, of which our share of the total settlements was $30.4 million. See “Note 4 – Investments in Unconsolidated Joint Ventures - Westfarms” to our consolidated financial statements.

Restructuring

In 2009, in response to the decreased level of active projects due to the downturn in the economy, we reduced our workforce by about 40 positions, primarily in areas that directly or indirectly affect our development initiatives in the U.S. and Asia. The restructuring charge was $2.5 million, and primarily represents the cost of terminations of personnel.

Center Operations

We saw improvement in the NOI of our centers in the fourth quarter of 2010, and ended the year up 0.5% over 2009, excluding lease cancellation income. We expect that NOI of our centers, excluding lease cancellation income, will be up in the range of 1% to 2% in 2011. We expect increased tenant rents resulting from higher average rent per square foot and improved occupancy. We expect net recoveries to be modestly down however because of increases in utility costs, lower CAM capital recoveries, and increased other expenses. See “Results of Operations – Use of Non-GAAP Measures” for the definition and discussion of NOI and see “Reconciliation of Net Income (Loss) to NOI.”

Other Income

We have certain additional sources of income beyond our rental revenues, recoveries from tenants, and revenues from management, leasing, and development services, as summarized in the following table. Lease cancellation revenue is primarily dependent on the overall economy and performance of particular retailers in specific locations and can vary significantly. Gains on peripheral land sales can also vary significantly from year-to-year, depending on the results of negotiations with potential purchasers of land, as well as the economy and the timing of the transactions. During the year ended December 31, 2010, we recognized our approximately $22.4 million share of lease cancellation revenue. Our largest collections occurred in the fourth quarter when we recorded the income from the closure of the Saks Fifth Avenue store at Willow Bend. However, we do not expect this pace to continue, which could negatively impact our results in 2011. Excluding two large payments in 2010, our share of lease cancellation income would have been about $6 million. Our share of lease cancellation income over the last six years ranged from $8 million to this year’s $22.4 million.  In 2011, we are estimating our share of lease cancellation income to be about $6 million to $8 million.

	2010		2009		2008
	Consolidated Businesses	Unconsolidated Joint Ventures	Consolidated Businesses	Unconsolidated Joint Ventures	Consolidated Businesses	Unconsolidated Joint Ventures
	(Operating Partnership’s share in millions)
Other income:
Shopping center related revenues	$22.2	$2.8	$22.5	$2.7	$26.9	$3.0
Lease cancellation revenue	21.2	1.2	18.7	1.8	9.7	2.5
	$43.4	$4.1	$41.2	$4.5	$36.6	$5.5
Gains on land sales and other nonoperating income:
Gains on sales of peripheral land	$2.2				$2.8
Interest income	0.5		$0.6		1.5	$0.4
	$2.8		$0.6		$4.3	$0.4

(1)	Amounts in this table may not add due to rounding.

Debt Transactions

We completed a series of debt financings in the three-year period ending December 31, 2010 as follows:

	Date	Initial Loan Balance	Stated Interest Rate	Maturity Date (1)
		(in millions)
MacArthur Center	September 2010	$131	LIBOR + 2.35% (2)	September 2020
Arizona Mills	July 2010	175	5.76%	July 2020
The Mall at Partridge Creek	June 2010	83	6.15%	July 2020
Fair Oaks	April 2008	250	LIBOR+1.40% (3)	April 2011
International Plaza	January 2008	325	LIBOR+1.15% (4)	January 2011

(1)	Excludes any options to extend the maturities (see the footnotes to our financial statements regarding extension options).
(2)	The loan is swapped to an effective rate of 4.99% for the entire term.
(3)	The loan is swapped at 4.22% for the initial three-year term of the loan agreement.
(4)	The loan had been swapped at 5.01% for the initial three-year term of the loan agreement. In January 2011 the loan maturity was extended. See “Liquidity and Capital Resources.”

Borrowings under TRG’s revolving credit facility are primary obligations of the entities owning Dolphin, Fairlane, and Twelve Oaks, which are collateral for the line of credit. The Operating Partnership and the entities owning Fairlane and Twelve Oaks are guarantors under the credit agreement.

Taubman Asia

In October 2010 we appointed a new President of Taubman Asia.  He will be responsible for Taubman’s operations and future expansion in the Asia-Pacific region, focusing on China and South Korea.

In September 2010, we entered into agreements to provide development, leasing and management services for IFC Mall in Yeouido, Seoul, South Korea. Currently under construction, the approximate 430,000 square foot mall will feature up to 100 stores and restaurants.

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

Presentation of Operating Results

The following table contains the operating results of our Consolidated Businesses and the Unconsolidated Joint Ventures. On January 1, 2009, we adopted the new accounting for noncontrolling interests. See “Note 1 – Summary of Significant Accounting Policies – Noncontrolling Interests,” to our consolidated financial statements. Our average ownership percentage of the Operating Partnership was 67% in 2010, 2009 and 2008.

Use of Non-GAAP Measures

We use NOI as an alternative measure to evaluate the operating performance of centers, both on individual and stabilized portfolio bases. We define NOI as property-level operating revenues (includes rental income excluding straightline adjustments of minimum rent) less maintenance, taxes, utilities, ground rent (including straightline adjustments), and other property operating expenses. Since NOI excludes general and administrative expenses, pre-development charges, interest income and expense, depreciation and amortization, impairment charges, restructuring charges, and gains from land and property dispositions, it provides a performance measure that, when compared period over period, reflects the revenues and expenses most directly associated with owning and operating rental properties, as well as the impact on their operations from trends in tenant sales, occupancy and rental rates, and operating costs. We also use NOI excluding lease cancellation income as an alternative measure because this income may vary significantly from period to period, which can affect comparability and trend analysis. We generally provide separate projections for expected NOI growth and our lease cancellation income.

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

We primarily use FFO in measuring operating performance and in formulating corporate goals and compensation. We may also present adjusted versions of NOI, Beneficial Interest in EBITDA, and FFO when used by management to evaluate our operating performance when certain significant items have impacted our results that affect comparability with prior or future periods due to the nature or amounts of these items. In 2009, FFO was adjusted for impairment charges, a restructuring charge, and litigation charges. In 2008, FFO was adjusted for impairment charges. FFO was not adjusted in 2010.

Our presentations of NOI, Beneficial Interest in EBITDA, FFO, and adjusted versions of these measures, are not necessarily comparable to the similarly titled measures of other REITs due to the fact that not all REITs use the same definitions. These measures should not be considered alternatives to net income (loss) or as an indicator of our operating performance. Additionally, these measures do not represent cash flows from operating, investing or financing activities as defined by GAAP. Reconciliations of Net Income (Loss) Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations, Net Income (Loss) to Beneficial Interest in EBITDA, and Net Income (Loss) to Net Operating Income (Loss) are presented following “New Accounting Pronouncements.”

Comparison of 2010 to 2009

The following table sets forth operating results for 2010 and 2009, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

	2010		2009
	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)
	(in millions)
REVENUES:
Minimum rents	$341.7	$155.4	$341.9	$157.1
Percentage rents	13.2	6.6	10.8	5.1
Expense recoveries	237.4	100.6	246.4	101.7
Management, leasing, and development services	16.1		21.2
Other	46.1	7.8	45.8	8.7
Total revenues	$654.6	$270.4	$666.1	$272.5

EXPENSES:
Maintenance, taxes, and utilities	$179.2	$68.3	$189.1	$68.1
Other operating	75.4	19.4	67.2	24.0
Management, leasing, and development services	8.3		7.9
General and administrative	30.2		27.9
Litigation charges				38.5
Impairment charges			166.7
Restructuring charge			2.5
Interest expense	152.7	63.8	145.7	64.4
Depreciation and amortization (2)	153.9	38.2	147.3	39.3
Total expenses	$599.7	$189.7	$754.1	$234.3

Nonoperating income	2.8		0.7	0.1
Impairment loss on marketable securities			(1.7)
		$80.7		$38.3
Income (loss) before income tax expense and equity in income of Unconsolidated Joint Ventures	$57.6		$(89.0)
Income tax expense	(0.7)		(1.7)
Equity in income of Unconsolidated Joint Ventures (2)	45.4		11.5
Net income (loss)	$102.3		$(79.2)
Net (income) loss attributable to noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	(9.8)		(3.1)
TRG Series F preferred distributions	(2.5)		(2.5)
Noncontrolling share of (income) loss of TRG	(26.2)		31.2
Distributions to participating securities of TRG	(1.6)		(1.6)
Preferred stock dividends	(14.6)		(14.6)
Net income (loss) attributable to Taubman Centers, Inc. common shareowners	$47.6		$(69.7)

SUPPLEMENTAL INFORMATION (3):
EBITDA - 100%	$364.2	$182.7	$204.0	$142.0
EBITDA - outside partners' share	(41.5)	(82.1)	(35.3)	(74.2)
Beneficial interest in EBITDA	$322.7	$100.7	$168.7	$67.8
Beneficial interest expense	(131.5)	(33.1)	(125.8)	(33.4)
Beneficial income tax expense	(0.7)		(1.7)
Non-real estate depreciation	(3.7)		(3.4)
Preferred dividends and distributions	(17.1)		(17.1)
Funds from Operations contribution	$169.7	$67.6	$20.6	$34.4

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

(2)
Amortization of our additional basis in the Operating Partnership included in depreciation and amortization was $4.9 million in both 2010 and 2009. Also, amortization of our additional basis included in equity in income of Unconsolidated Joint Ventures was $1.9 million in both 2010 and 2009.

(3)	See “Results of Operations– Use of Non-GAAP Measures” for the definition and discussion of EBITDA and FFO.
(4)	Amounts in this table may not add due to rounding.

Consolidated Businesses

Total revenues for the year ended December 31, 2010 were $654.6 million, an $11.5 million or 1.7% decrease over 2009. Percentage rents increased due to higher tenant sales. Expense recoveries decreased primarily due to lower recoverable expenses. Management, leasing, and development revenue was unusually high in 2009 due to the collection of development fees on the Macao project.

Total expenses were $599.7 million, a $154.4 million or 20.5% decrease from 2009 primarily due to impairment charges of $166.7 million on The Pier Shops and Regency Square recognized in 2009 (see “Results of Operations – The Pier Shops at Caesars” and “Results of Operations – Regency Square”). Maintenance, taxes and utilities expense decreased primarily due to intensive management actions to reduce maintenance and electricity costs. Other operating expense increased due to increases in pre-development costs, center-related property management costs, and bad debt expense. Pre-development expense in 2009 was lower partially due to reimbursements for work performed in prior periods. In 2010, we incurred $16 million on pre-development activities and we expect our 2011 expense to be comparable. General and administrative expense increased primarily due to an increase in bonus expense. In 2009, we recognized a $2.5 million restructuring charge (see “Results of Operations – Restructuring”). Interest expense increased primarily due to the default interest rate charged on The Pier Shops loan in 2010 and the refinancing of Partridge Creek at a higher interest rate, partially offset by the refinancing of MacArthur at a lower interest rate. Depreciation expense increased due to changes in depreciable lives of tenant allowances in connection with early terminations.

Nonoperating income increased by $2.1 million in 2010. There were $2.2 million of gains on land sales in 2010, compared to none in 2009. We are not projecting any land sale transactions to occur in 2011.

Income tax expense decreased due to state tax expense and foreign income tax on the Macau revenue recognized in 2009.

Unconsolidated Joint Ventures

Total revenues for the year ended December 31, 2010 were $270.4 million, a $2.1 million or 0.8% decrease from 2009. Minimum rents decreased primarily due to decreases in rent per square foot. Percentage rents increased primarily due to higher tenant sales. Expense recoveries decreased primarily due to decreased marketing and promotion revenue.

Total expenses decreased by $44.6 million or 19.0%, to $189.7 million for the year ended December 31, 2010, primarily due to litigation charges of $38.5 million recognized in 2009 (see “Results of Operations – Litigation Charges”). Other operating expense decreased primarily due to reductions in professional fees and marketing and promotional expense. Depreciation expense decreased primarily due to a decrease in depreciation on CAM assets.

As a result of the foregoing, income of the Unconsolidated Joint Ventures increased by $42.4 million to $80.7 million. Our equity in income of the Unconsolidated Joint Ventures was $45.4 million, a $33.9 million increase from 2009.

Net Income (Loss)

Net income increased by $181.5 million to $102.3 million, primarily due to the impairment charges and the litigation charges in 2009. After allocation of income to noncontrolling and preferred interests, the net income (loss) allocable to common shareowners for 2010 was $47.6 million compared to a loss of $(69.7) million in 2009.

FFO and FFO per Share

Our FFO was $237.3 million for 2010 compared to $55.0 million for 2009. FFO per diluted share was $2.86 in 2010 compared to $0.68 in 2009. Adjusted FFO in 2009, which excludes impairment, litigation and restructuring charges, was $248.7 million. Adjusted FFO per diluted share was $3.06 in 2009. See “Results of Operations – Use of Non-GAAP Measures” for the definition of FFO and “Reconciliation of Net Income (Loss) Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations.”

Comparison of 2009 to 2008

The following table sets forth operating results for 2009 and 2008, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

	2009		2008
	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)
	(in millions)
REVENUES:
Minimum rents	$341.9	$157.1	$353.2	$157.1
Percentage rents	10.8	5.1	13.8	6.6
Expense recoveries	246.4	101.7	248.6	98.5
Management, leasing, and development services	21.2		15.9
Other	45.8	8.7	40.1	9.6
Total revenues	$666.1	$272.5	$671.5	$271.8

EXPENSES:
Maintenance, taxes, and utilities	$189.1	$68.1	$189.2	$66.8
Other operating	67.2	24.0	79.6	22.5
Management, leasing, and development services	7.9		8.7
General and administrative	27.9		28.1
Litigation charges		38.5
Impairment charges	166.7		117.9
Restructuring charge	2.5
Interest expense	145.7	64.4	147.4	65.0
Depreciation and amortization (2)	147.3	39.3	147.4	40.7
Total expenses	$754.1	$234.3	$718.4	$195.0

Nonoperating income	0.7	0.1	4.6	0.7
Impairment loss on marketable securities	(1.7)
		$38.3		$77.5
Loss before income tax expense and equity in income of Unconsolidated Joint Ventures	$(89.0)		$(42.3)
Income tax expense	(1.7)		(1.1)
Equity in income of Unconsolidated Joint Ventures (2)	11.5		35.4
Net loss	$(79.2)		$(8.1)
Net (income) loss attributable to noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	(3.1)		(7.4)
Distributions in excess of noncontrolling share of income of consolidated joint ventures			(8.6)
TRG Series F preferred distributions	(2.5)		(2.5)
Noncontrolling share of loss of TRG	31.2		11.3
Distributions in excess of noncontrolling share of loss of TRG			(55.4)
Distributions to participating securities of TRG	(1.6)		(1.4)
Preferred stock dividends	(14.6)		(14.6)
Loss attributable to Taubman Centers, Inc. common shareowners	$(69.7)		$(86.7)

SUPPLEMENTAL INFORMATION (3):
EBITDA - 100%	$204.0	$142.0	$244.2	$183.2
EBITDA - outside partners' share	(35.3)	(74.2)	(40.0)	(82.2)
Beneficial interest in EBITDA	$168.7	$67.8	$204.2	$101.1
Beneficial interest expense	(125.8)	(33.4)	(127.8)	(33.8)
Beneficial income tax expense	(1.7)		(1.1)
Non-real estate depreciation	(3.4)		(3.3)
Preferred dividends and distributions	(17.1)		(17.1)
Funds from Operations contribution	$20.6	$34.4	$54.9	$67.3

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

(3)	See “Results of Operations– Use of Non-GAAP Measures” for the definition and discussion of EBITDA and FFO.
(4)	Amounts in this table may not add due to rounding.

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

Total expenses were $754.1 million, a $35.7 million or 5.0% increase from 2008. Other operating expense decreased due to a reduction in pre-development costs, lower costs related to marketing and promotion, and decreased bad debt expense. In 2009, we incurred $12.3 million on pre-development activities. General and administrative expense was relatively flat with 2008. In 2009, we recognized a $2.5 million restructuring charge (see “Results of Operations – Restructuring”). Also in 2009, we recognized impairment charges of $166.7 million on The Pier Shops and Regency Square. In 2008, we recognized a $117.9 million impairment charge on our Oyster Bay project (see “Results of Operations – The Pier Shops at Caesars,” “Results of Operations Regency Square” and “Results of Operations – Oyster Bay”). Interest expense decreased due to the lower rates on floating rate debt and lower outstanding debt as a result of the return of the Macao deposit, offset partially by the termination of interest capitalization on the Oyster Bay project in the fourth quarter of 2008.

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

Total expenses increased by $39.3 million or 20.2%, to $234.3 million for the year ended December 31, 2009, primarily due to litigation charges of $38.5 million recognized in 2009 (see “Results of Operations – Litigation Charges”). Maintenance, taxes, and utilities expense increased due to higher property taxes, partially offset by decreased electricity expense. Other operating expense increased primarily due to professional fees. Depreciation expense decreased primarily due to changes in depreciable lives of tenant allowances in connection with early terminations.

As a result of the foregoing, income of the Unconsolidated Joint Ventures decreased by $39.2 million to $38.3 million. Our equity in income of the Unconsolidated Joint Ventures was $11.5 million, a $23.9 million decrease from 2008. In 2008, we recognized an impairment charge of $8.3 million related to our investment in a development project in Sarasota, Florida.

Net Income (Loss)

Net loss increased by $71.1 million to a $79.2 million loss in 2009, due to the increased impairment charges and the litigation charges. After allocation of income to noncontrolling and preferred interests, the net loss allocable to common shareowners for 2009 was a loss of $69.7 million compared to a loss of $86.7 million in 2008.

FFO and FFO per Share

Our FFO was $55.0 million for 2009 compared to $122.2 million for 2008. FFO per diluted share was $0.68 in 2009 compared to $1.51 in 2008. Our Adjusted FFO, which excludes 2009 impairment, litigation and restructuring charges and 2008 impairment charges, was $248.7 million for 2009 compared to $248.5 million for 2008. Adjusted FFO per diluted share was $3.06 in 2009, a decrease of 0.6% from $3.08 in 2008. See “Results of Operations – Use of Non-GAAP Measures” for the definition of FFO and “Reconciliation of Net Income (Loss) Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations.”

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

No impairment charges were recognized in 2010. In 2009, we recognized impairment charges of $107.7 million and $59.0 million related to The Pier Shops and Regency Square, respectively. In 2008, we recognized impairment charges of $117.9 million and $8.3 million related to our Oyster Bay and Sarasota projects, respectively (see “Results of Operations”). As of December 31, 2010, the consolidated net book value of our properties was $2.3 billion, representing over 90% of our consolidated assets. We also have varying ownership percentages in the properties of Unconsolidated Joint Ventures with a total combined net book value of $0.7 billion. These amounts include certain development costs that are described in the policy that follows.

Capitalization of Development Costs

In developing shopping centers, we typically obtain land or land options, zoning and regulatory approvals, anchor commitments, and financing arrangements during a process that may take several years and during which we may incur significant costs. We capitalize all development costs once it is considered probable that a project will reach a successful conclusion. Prior to this time, we expense all costs relating to a potential development, including payroll, and include these costs in Funds from Operations (see "Results of Operations – Use of Non-GAAP Measures").

On an ongoing basis, we continue to assess the probability of a project going forward and whether the asset is impaired. In addition, we also assess whether there are sufficient substantive development activities in a given period to support the capitalization of carrying costs, including interest capitalization.

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

Our $46.7 million balance of development pre-construction costs as of December 31, 2010 consists primarily of $40 million of land and site improvements relating to our Oyster Bay project. The balance also includes land for future development in Atlanta, Georgia. See “Results of Operations – Oyster Bay” regarding the status of the Oyster Bay project.

Valuation of Accounts and Notes Receivable

Rents and expense recoveries from tenants are our principal source of income; they represent approximately 90% of our revenues. In generating this income, we will routinely have accounts receivable due from tenants. The collectibility of tenant receivables is affected by bankruptcies, changes in the economy, and the ability of the tenants to perform under the terms of their lease agreements. While we estimate potentially uncollectible receivables and provide for them through charges against income, actual experience may differ from those estimates. Also, if a tenant were not able to perform under the terms of its lease agreement, receivable balances not previously provided for may be required to be charged against operations. Bad debt expense was less than 1% of total revenues in 2010, while bankruptcy filings affected 0.7% of tenant leases during the year. Since 1991, the annual provision for losses on accounts receivable has been less than 2% of annual revenues.

Notes receivable at December 31, 2010 totaled $10.5 million. Valuation of the recoverability of notes receivable is dependent on management’s estimates of the collectibility of contractual principal and interest payments, which are inherently judgmental.

Valuation of Deferred Tax Assets

We currently have deferred tax assets, reflecting the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Our temporary differences primarily relate to deferred compensation, net operating loss carryforwards and depreciation. We reduce our deferred tax assets through valuation allowances to the amount where realization is more likely than not assured, considering all available evidence, including expected future taxable earnings.   Expected future taxable earnings require certain significant judgments and estimates, including those relating to our management company's profitability, the timing and amounts of gains on land sales, the profitability of our Asian operations, the profitability of the unitary filing group for the Michigan Business Tax, and other factors affecting the results of operations of our taxable REIT subsidiaries. Changes in any of these factors could cause our estimates of the realization of deferred tax assets to change materially. We also have Michigan business income tax and modified gross receipts tax, which are subject to the accounting requirements for income taxes. As of December 31, 2010, we had a net federal, state and foreign deferred tax asset of $7.5 million, after a valuation allowance of $10.2 million.

Valuations for Acquired Property and Intangibles

Upon acquisition of an investment property, including that of an additional interest in an asset already partially owned (unless it was already consolidated), we make an assessment of the valuation and composition of assets and liabilities acquired. These assessments consider fair values of the respective assets and liabilities and are determined based on estimated future cash flows using appropriate discount and capitalization rates and other commonly accepted valuation techniques. The estimated future cash flows that are used for this analysis reflect the historical operations of the property, known trends and changes expected in current market and economic conditions which would impact the property’s operations, and our plans for such property. These estimates of cash flows and valuations are particularly important for the recording of the acquisition at fair value, and allocation of purchase price between land, building and improvements, and other identifiable intangibles.

New Accounting Pronouncements

See “Note 19 – New Accounting Pronouncements” to our consolidated financial statements.

Reconciliation of Net Income (Loss) Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations

	2010			2009			2008
	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit	Dollars in millions	Diluted Shares/ Units(1)	Per Share/ Unit	Dollars in millions	Diluted Shares/ Units (1)	Per Share/ Unit
Net income (loss) attributable to TCO common shareowners	$47.6	55,702,813	$0.86	$(69.7)	53,239,279	$(1.31)	$(86.7)	52,866,050	$(1.64)

Add depreciation of TCO’s additional basis	6.9		0.12	6.9		0.13	6.9		0.13

Net income (loss) attributable to TCO common shareowners, excluding step-up depreciation	$54.5	55,702,813	$0.98	$(62.8)	53,239,279	$(1.18)	$(79.8)	52,866,050	$(1.51)

Add:
Noncontrolling share of income (loss) of TRG	26.2	26,301,349		(31.2)	26,417,074		(11.3)	26,528,755
Distributions in excess of noncontrolling share of loss of TRG							55.4
Distributions in excess of noncontrolling share of income of consolidated joint ventures							8.6
Distributions to participating securities	1.6	871,262		1.6			1.4

Net income (loss) attributable to partnership unitholders and participating securities	$82.3	82,875,424	$0.99	$(92.5)	79,656,353	$(1.16)	$(25.7)	79,394,805	$(0.32)

Add (less) depreciation and amortization (2):
Consolidated businesses at 100%	153.9		1.86	147.3		1.85	147.4		1.86
Depreciation of TCO’s additional basis	(6.9)		(0.08)	(6.9)		(0.09)	(6.9)		(0.09)
Noncontrolling partners in consolidated joint ventures	(10.5)		(0.13)	(12.4)		(0.16)	(13.0)		(0.16)
Share of Unconsolidated Joint Ventures	22.2		0.27	22.9		0.29	23.6		0.30
Non-real estate depreciation	(3.7)		(0.04)	(3.4)		(0.04)	(3.3)		(0.04)
Funds from Operations	$237.3	82,875,424	$2.86	$55.0	81,269,311	$0.68	$122.2	80,745,237	$1.51
TCO's average ownership percentage of TRG	67.5%			66.8%			66.6%

Funds from Operations attributable to TCO	$160.1		$2.86	$36.8		$0.68	$81.3		$1.51

Funds from Operations	237.3	82,875,424	$2.86	$55.0	81,269,311	$0.68	$122.2	80,745,237	$1.51

Impairment charges				160.8		1.98	126.3		1.56
Litigation charges				30.4		0.37
Restructuring charge				2.5		0.03

Adjusted Funds from Operations	$237.3	82,875,424	$2.86	$248.7	81,269,311	$3.06	$248.5	80,745,237	$3.08
TCO's average ownership percentage of TRG	67.5%			66.8%			66.6%
Adjusted Funds from Operations attributable to TCO	$160.1		$2.86	$166.3		$3.06	$165.5		$3.08

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

(2)	Depreciation includes $14.4 million, $15.5 million, and $14.1 million of mall tenant allowance amortization for the 2010, 2009, and 2008, respectively.
(3)	Amounts in this table may not recalculate due to rounding.

Reconciliation of Net Income (Loss) to Beneficial Interest in EBITDA

	2010	2009	2008
	(in millions, except as indicated)
Net income (loss)	$102.3	$(79.2)	$(8.1)

Add (less) depreciation and amortization:
Consolidated businesses at 100%	153.9	147.3	147.4
Noncontrolling partners in consolidated joint ventures	(10.5)	(12.4)	(13.0)
Share of Unconsolidated Joint Ventures	22.2	22.9	23.6

Add (less) interest expense and income tax expense:
Interest expense:
Consolidated businesses at 100%	152.7	145.7	147.4
Noncontrolling partners in consolidated joint ventures	(21.2)	(19.8)	(19.6)
Share of unconsolidated joint ventures	33.1	33.4	33.8
Income tax expense	0.7	1.7	1.1

Less noncontrolling share of income of consolidated joint ventures	(9.8)	(3.1)	(7.4)

Beneficial interest in EBITDA	$423.4	$236.5	$305.3

TCO’s average ownership percentage of TRG	67.5%	66.8%	66.6%

Beneficial interest in EBITDA allocable to TCO	$285.7	$158.1	$203.2

(1)	Amounts in this table may not add due to rounding.

Reconciliation of Net Income (Loss) to Net Operating Income

	2010	2009	2008
	(in millions)
Net income (loss)	$102.3	$(79.2)	$(8.1)

Add (less) depreciation and amortization:
Consolidated businesses at 100%	153.9	147.3	147.4
Noncontrolling partners in consolidated joint ventures	(10.5)	(12.4)	(13.0)
Share of Unconsolidated Joint Ventures	22.2	22.9	23.6

Add (less) interest expense and income tax expense (benefit):
Interest expense:
Consolidated businesses at 100%	152.7	145.7	147.4
Noncontrolling partners in consolidated joint ventures	(21.2)	(19.8)	(19.6)
Share of Unconsolidated Joint Ventures	33.1	33.4	33.8
Income tax expense	0.7	1.7	1.1

Less noncontrolling share of income of consolidated joint ventures	(9.8)	(3.1)	(7.4)

Add EBITDA attributable to outside partners:
EBITDA attributable to noncontrolling partners in consolidated joint ventures	41.5	35.3	40.0
EBITDA attributable to outside partners in Unconsolidated Joint Ventures	82.1	74.2	82.2

EBITDA at 100%	$547.0	$346.0	$427.5

Add (less) items excluded from shopping center Net Operating Income:
General and administrative expenses	30.2	27.9	28.1
Management, leasing, and development services, net	(7.9)	(13.3)	(7.2)
Restructuring charge		2.5
Litigation charges		38.5
Impairment charges		166.7	126.3
Gain on sale of peripheral land	(2.2)		(2.8)
Interest income	(0.6)	(0.8)	(2.4)
Impairment loss on marketable securities		1.7
Straight-line of rents	(2.7)	(2.6)	(4.2)
The Pier Shops’ net operating income	(4.1)	(2.6)	(3.0)
Regency Square’s net operating income	(4.3)	(5.2)
Non-center specific operating expenses and other	24.3	18.8	25.2

Net Operating Income at 100%	$579.8	$577.5	$587.4

Liquidity and Capital Resources

Our internally generated funds and distributions from operating centers and other investing activities, augmented by use of our existing lines of credit, provide resources to maintain our current operations and assets and pay dividends. Generally, our need to access the capital markets is limited to refinancing debt obligations at maturity and funding major capital investments. See “Capital Spending” for more details. Market conditions may limit our sources of funds for these financing activities and our ability to refinance our debt obligations at present principal amounts, interest rates, and other terms.

We are financed with property-specific secured debt and we have two unencumbered center properties (Willow Bend and Stamford, a 50% owned Unconsolidated Joint Venture property). The three loans that matured in 2010 were refinanced at higher principal amounts than the previous loan balances. For the terms of these new loans, see “Results of Operations – Debt Transactions.”

In 2011, loans on three of our centers (International Plaza, Fair Oaks, and Regency Square) mature.

In January 2011, the International Plaza loan was extended to a maturity of January 2012.  The principal balance on the loan was required to be paid down by $52.6 million. We funded our $26.4 million beneficial share of the paydown with funds from our revolving lines of credit. The principal on the loan is now $272.4 million at 100%, and $136.5 million at our beneficial share. The rate on the loan had been fixed at 5.01% due to an interest rate swap that also matured in January.  The loan has now reverted to a floating rate at LIBOR plus 1.15%. The extended loan is prepayable at any time and has an additional one-year extension option.

The $250 million Fair Oaks loan, $125 million at our beneficial share, matures in April 2011 and has two one-year extension options. Currently the loan is fixed at 4.22% due to an interest rate swap that also matures in April. Notice has been given to the lender to exercise the option to extend the maturity to April 2012. When the loan is extended, the loan will revert to a floating rate at LIBOR plus 1.40%. However the loan is prepayable, and we believe we can fully refinance the principal balance, if we choose to do so.

The $72.7 million Regency Square loan matures in November 2011. In September 2010, our Board of Directors concluded that it was in our best interest to discontinue financial support of Regency Square. We have begun discussions with the lender regarding the transfer of ownership of this property. A default on this loan will not trigger any cross defaults on our other indebtedness. The loan was not in default as of December 31, 2010. We will continue to accrue the results of the center until the ownership of Regency Square is transferred in satisfaction of the obligations under the debt. However, we are not obligated to fund cash shortfalls of the center (see “Results of Operations – Regency Square”).

Summaries of 2010 Capital Activities and Transactions

As of December 31, 2010, we had a consolidated cash balance of $19.3 million. We also have secured lines of credit of $550 million and $40 million. As of December 31, 2010, $406 million was available under these facilities. Both lines of credit have been extended to February 2012. In connection with the extension of the $550 million line of credit, the borrowing limits attributable to each of the three centers securing the line were reallocated. Considering the facilities as adjusted, $447 million would have been available as of December 31, 2010. Twelve banks participate in our $550 million line of credit and the failure of one bank to fund a draw on our line does not negate the obligation of the other banks to fund their pro-rata shares.

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

Operating Activities

Our net cash provided by operating activities was $264.6 million in 2010, compared to $235.6 million in 2009 and $251.8 million in 2008. See also “Results of Operations” for descriptions of 2010, 2009, and 2008 transactions affecting operating cash flow.

Investing Activities

Net cash used in investing activities was $44.8 million in 2010, compared to $6.3 million provided in 2009 and $111.1 million used in 2008. Additions to properties in 2010 related primarily to tenant improvements at existing centers and other capital items. Additions to properties in 2009 included tenant allowances and asset replacement costs at existing centers, site improvements, and other capital items. Additions to properties in 2008 related to the construction of Partridge Creek, our Oyster Bay Project, and the expansion and renovation at Twelve Oaks, as well as other development activities and other capital items. A tabular presentation of 2010 and 2009 capital spending is shown in “Capital Spending.”

In 2008, we exercised our option to purchase interests in Partridge Creek from the third-party owner for $11.8 million (see “Note 3 – Properties – The Mall at Partridge Creek” to our consolidated financial statements). In 2008, a $54.3 million contribution was made related to our acquisition of a 25% interest in The Mall at Studio City. In 2009, the $54.3 million was returned to us when our agreements terminated because the financing for the project was not completed. Net proceeds from sales of peripheral land were $3.1 million and $6.3 million in 2010 and 2008, respectively. The timing of land sales is variable and proceeds from land sales can vary significantly from period to period. During 2010, we issued $2.9 million in notes receivable and received $1.6 million in repayment. During 2009, we issued $7.2 million in notes receivable to fund the noncontrolling partner’s share of a settlement at Westfarms that was paid in December 2009 (see “Note 14 – Commitments and Contingencies – Litigation” to our consolidated financial statements). Also in 2009, we received a $4.5 million repayment of a note receivable. Contributions to Unconsolidated Joint Ventures in 2010 and 2009 included $3.6 million and $26.8 million to fund our share of the settlement at Westfarms. Contributions to Unconsolidated Joint Ventures in 2009 and 2008 included $1.0 million and $7.2 million, respectively, of funding and costs related to our Sarasota joint venture. Distributions in excess of earnings from Unconsolidated Joint Ventures provided $32.8 million in 2010, compared to $36.9 million in 2009 and $63.3 million in 2008. The amount in 2010 included $21 million of excess proceeds from the Arizona Mills refinancing. The amount in 2008 included $53.4 million in excess proceeds from the Fair Oaks refinancing.

Financing Activities

Net cash used in financing activities was $216.7 million in 2010 compared to $284.9 million in 2009 and $127.3 million in 2008. Payments of debt and for issuance costs, net of proceeds from the issuance of debt, were $33.3 million in 2010, compared to $105.0 million in 2009, with payments in 2009 being funded in part using the returned deposit from The Mall at Studio City. Proceeds from the issuance of debt, net of payments and issuance costs, were $93.2 million in 2008. In 2010, $2.5 million was received in connection with incentive plans, compared to $14.7 million and $3.8 million in 2009 and 2008, respectively. Total dividends and distributions paid were $185.6 million, $192.5 million, and $221.3 million in 2010, 2009, and 2008, respectively. Common dividends paid in 2010 include the special dividend paid in December 2010. See “Liquidity and Capital Resources – Dividends.” Common dividends paid in 2009 increased over 2008 primarily due to the timing of quarterly dividend payments. Distributions to noncontrolling interests in 2008 included $51.3 million of excess proceeds from the refinancing of International Plaza.

Beneficial Interest in Debt

At December 31, 2010, the Operating Partnership's debt and its beneficial interest in the debt of its Consolidated Businesses and Unconsolidated Joint Ventures totaled $2,872.6 million, with an average interest rate of 5.43% excluding amortization of debt issuance costs and interest rate hedging costs. These costs are reported as interest expense in the results of operations. Beneficial interest in debt includes debt used to fund development and expansion costs. Beneficial interest in construction work in progress totaled $63.5 million as of December 31, 2010, which includes $14.5 million of assets on which interest is being capitalized. The following table presents information about our beneficial interest in debt as of December 31, 2010:

	Amount	Interest Rate Including Spread
	(in millions)
Fixed rate debt	$2,330.5	5.77	% (1) (2)

Floating rate debt:
Swapped to January 2011	162.8	5.01%
Swapped through March 2011	125.0	4.22%
Swapped through October 2012	15.0	5.95%
Swapped through August 2020	124.5	4.99%
	427.3	4.80	% (1)
Floating month to month	114.8	1.02	% (1)
Total floating rate debt	$542.1	4.00	% (1)

Total beneficial interest in debt	$2,872.6	5.43	% (1)

Amortization of financing costs (3)		0.22%
Average all-in rate		5.65	% (2)

(1)	Represents weighted average interest rate before amortization of financing costs.
(2)
The Pier Shops’ loan is in default. Interest is accruing at the default rate of 10.01% versus the original stated rate of 6.01%. Excluding our beneficial interest in The Pier Shops’ debt of $104.6 million from the table changes the average fixed rate to 5.57% and the average all-in rate to 5.47%.

(3)	Financing costs include debt issuance costs and costs related to interest rate agreements of certain fixed rate debt.
(4)	Amounts in table may not add due to rounding.

Sensitivity Analysis

We have exposure to interest rate risk on our debt obligations and interest rate instruments. We use derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. We routinely use cap, swap, and treasury lock agreements to meet these objectives. Based on the Operating Partnership's beneficial interest in floating rate debt in effect at December 31, 2010, a one percent increase or decrease in interest rates on this floating rate debt would decrease or increase cash flows and annual earnings by approximately $3.7 million, respectively. Based on our consolidated debt and interest rates in effect at December 31, 2010, a one percent increase in interest rates would decrease the fair value of debt by approximately $77.0 million, while a one percent decrease in interest rates would increase the fair value of debt by approximately $80.8 million.

Contractual Obligations

In conducting our business, we enter into various contractual obligations, including those for debt, capital leases for property improvements, operating leases for land and office space, purchase obligations (primarily for construction), and other long-term commitments. Detail of these obligations as of December 31, 2010 for our consolidated businesses, including expected settlement periods, is contained below:

	Payments due by period
	Total	Less than 1 year (2011)	1-3 years (2012-2013)	3-5 years (2014-2015)	More than 5 years (2016+)
	(in millions)

Debt (1) (2)	$2,656.6	$634.5	$174.8	$1,148.7	$698.5
Interest payments (1) (2)	561.4	131.2	212.5	157.7	60.0
Capital lease obligations	0.1	0.1
Operating leases (3)	401.4	8.7	19.2	15.1	358.5
Purchase obligations:
Planned capital spending (4)	153.4	78.4	75.0
Other purchase obligations (3)(5)	10.6	2.8	4.8	3.0
Other long-term liabilities and commitments(6)	63.0	0.9	2.4	2.7	57.0
Total	$3,846.5	$856.5	$488.8	$1,327.1	$1,174.0

(1)
The settlement periods for debt do not consider extension options. Amounts relating to interest on floating rate debt are calculated based on the debt balances and interest rates as of December 31, 2010.

(2)
The Pier Shops’ loan is in default and The Regency Square loan is expected to be in default in 2011. They are shown as an obligation in the current year. The debt on the Pier Shop’s loan is accruing interest at the default rate. Other than the interest accrued at December 31, 2010, interest related to The Pier Shops’ is excluded from the table because of the uncertain length of time the debt will remain outstanding. Regency Square is included through the November 2011 maturity date. See “Note 3 – Properties – The Pier Shops” and “Note 3 – Properties – Regency Square” to our consolidated financial statements.

(3)	Excludes The Pier Shops.
(4)	In 2012, $75 million will be paid upon opening of City Creek Center.
(5)	Excludes purchase agreements with cancellation provisions of 90 days or less.
(6)	Other long-term liabilities consist of various accrued liabilities, most significantly assessment bond obligations and long-term incentive compensation.
(7)	Amounts in this table may not add due to rounding.

Loan Commitments and Guarantees

Certain loan agreements contain various restrictive covenants, including a minimum net worth requirement, a maximum payout ratio on distributions, a minimum debt yield ratio, a maximum leverage ratio, minimum interest coverage ratios, and a minimum fixed charges coverage ratio, the latter being the most restrictive. This covenant requires that we maintain a minimum fixed charges coverage ratio of more than 1.5 over a trailing 12-month period. As of December 31, 2010, our fixed charges coverage ratio was 2.1. Other than The Pier Shops’ loan, which is in default, we are in compliance with all of our covenants and loan obligations as of December 31, 2010. The default on this loan did not trigger, and a default on the Regency Square loan will not trigger, any cross defaults on our other indebtedness. See “Note 3 – Properties – The Pier Shops” and “Note 3 – Properties – Regency Square” to our consolidated financial statements. The maximum payout ratio on distributions covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain our tax status, pay preferred distributions, and for distributions related to the sale of certain assets. See “Note 7 – Notes Payable – Debt Covenants and Guarantees” to our consolidated financial statements for more details on loan guarantees.

Cash Tender Agreement

A. Alfred Taubman has the annual right to tender units of partnership interest in the Operating Partnership and cause us to purchase the tendered interests at a purchase price based on a market valuation of TCO on the trading date immediately preceding the date of the tender. See “Note 14 – Commitments and Contingencies – Cash Tender” to our consolidated financial statements for more details.

Capital Spending

City Creek Center

We have finalized agreements regarding City Creek Center, a mixed-use project in Salt Lake City, Utah. The 0.7 million square foot retail component of the project will include Macy’s and Nordstrom as anchors. We are currently providing development and leasing services and will be the manager for the retail space, which we will own under a long-term participating lease. City Creek Reserve, Inc. (CCRI), an affiliate of the LDS Church, is the participating lessor and is providing all of the construction financing. We own 100% of the leasehold interest in the retail buildings and property. CCRI has an option to purchase our interest at fair value at various points in time over the term of the lease. We expect an approximately 11% to 12% return on our approximately $76 million investment, of which $75 million will be paid to CCRI upon opening of the retail center. As required, we have issued to CCRI a $25 million letter of credit, which will remain in place until the $75 million is paid. As of December 31, 2010, the capitalized cost of this project was approximately $1 million. Construction is progressing and we are leasing space for a March 2012 opening.

Outlets

In 2010, we formed a joint venture to seek development sites for outlets. Taubman will hold a 90% ownership interest in the joint venture for any projects that move forward.

2010 and 2009 Capital Spending

Capital spending for routine maintenance of the shopping centers is generally recovered from tenants. Capital spending during 2010 is summarized in the following table:

	2010 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
Existing centers:
Projects with incremental GLA or anchor replacement	$15.2	$15.2
Projects with no incremental GLA and other	4.2	4.0	$2.4	$1.2
Mall tenant allowances (2)	43.4	40.6	1.7	0.9
Asset replacement costs reimbursable by tenants	16.0	14.3	6.4	3.6

Corporate office improvements, technology, equipment, and other	1.3	1.3

Additions to properties	$80.0	$75.5	$10.5	$5.7

(1)	Costs are net of intercompany profits and are computed on an accrual basis.
(2)	Excludes initial lease-up costs.
(3)	Amounts in this table may not add due to rounding.

The following table presents a reconciliation of the Consolidated Businesses’ capital spending shown above (on an accrual basis) to additions to properties (on a cash basis) as presented in our Consolidated Statement of Cash Flows for the year ended December 31, 2010:

(in millions)
Consolidated Businesses’ capital spending	$80.0
Differences between cash and accrual basis	(7.9)
Additions to properties	$72.2

Capital spending during 2009, excluding acquisitions, is summarized in the following table:

	2009 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
Site improvements (2)	$2.5	$2.5

Existing Centers:
Projects with incremental GLA	11.5	6.5	$0.4	$0.1
Projects with no incremental GLA and other	4.9	4.6	2.4	1.2
Mall tenant allowances (3)	19.0	17.3	4.0	2.3
Asset replacement costs reimbursable by tenants	14.2	12.2	5.5	3.0

Corporate office improvements, technology, equipment, and other	0.6	0.6

Additions to properties	$52.8	$43.7	$12.3	$6.6

(1)	Costs are net of intercompany profits and are computed on an accrual basis.
(2)	Includes costs related to land acquired for future development in North Atlanta, Georgia.
(3)	Excludes initial lease-up costs.
(4)	Amounts in this table may not add due to rounding.

The Operating Partnership's share of mall tenant allowances per square foot leased, committed under contracts during the year, excluding expansion space and new developments, was $37.56 in 2010 and $19.99 in 2009. Excluding allowances for a new theater and the repositioning and rebranding of certain centers, including a substantial number of luxury tenants, the Operating Partnership’s share of mall tenant allowances per square foot leased, committed under contracts during the year, excluding expansion space and new developments, was $16.71 in 2010. In addition, the Operating Partnership's share of capitalized leasing and tenant coordination costs excluding new developments was $8.4 million and $7.6 million in 2010 and 2009, respectively, or $7.10 and $6.36, in 2010 and 2009, respectively, per square foot leased.

Planned Capital Spending

The following table summarizes planned capital spending for 2011:

	2011 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
Existing centers (2)	$77.0	$69.3	$15.7	$8.4
Corporate office improvements, technology, and equipment	1.4	1.4
Total	$78.4	$70.7	$15.7	$8.4

(1)	Costs are net of intercompany profits.
(2)
Primarily includes costs related to renovations, mall tenant allowances, and asset replacement costs reimbursable by tenants. Also, includes the cost to acquire the building that will be vacated by Saks Fifth Avenue at Cherry Creek in March 2011.

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

On December 9, 2010, we declared a quarterly dividend of $0.4375 per common share, $0.50 per share on our 8% Series G Preferred Stock, and $0.4765625 on our 7.625% Series H Preferred Stock, all of which were paid on December 31, 2010 to shareowners of record on December 17, 2010. We also declared a special dividend of $0.1834 per share. The special dividend was payable December 31, 2010 to common shareholders of record on December 17, 2010. This dividend was a result of the taxation of capital gains incurred from the liquidation of TRG's private REIT and restructuring of our ownership in International Plaza, a property in Tampa, Florida. The private REIT was formed in 1999 to raise capital from a foreign investor, who has since been bought out.  The dividend was necessary to fully distribute all of Taubman Centers' projected taxable income for the 2010 tax year and comply with the REIT distribution requirements under federal income tax law.  The liquidation has no impact on our funds from operations, our net income or our percentage ownership of International Plaza.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the Company’s fourth quarter 2010 evaluation of such internal control that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION.

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this item is hereby incorporated by reference to the material appearing in the 2011 Proxy Statement under the captions “Proposal 1 – Election of Directors,” “Board Matters – Committees of the Board,” "Board Matters – Corporate Governance,” “Executive Officers,” and “Additional Information – Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. EXECUTIVE COMPENSATION.

The information required by this item is hereby incorporated by reference to the material appearing in the 2011 Proxy Statement under the captions "Board Matters – Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Named Executive Officer Compensation Tables.”

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the Company’s current and prior equity compensation plans as of December 31, 2010:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders:
The Taubman Company 2008 Omnibus Long-Term Incentive Plan: (1)				3,651,218	(1)
Options	200,658	$16.00
Performance Share Units (2)	817,068		(3)
Restricted Share Units	505,816		(3)
1992 Incentive Option Plan (4)	1,252,123	40.37
The Taubman Company 2005 Long-Term Incentive Plan (5)	112,068		(3)
	2,887,733			3,651,218
Equity compensation plan not approved by security holders -
Non-Employee Directors’ Deferred Compensation Plan (6)	56,051		(7)		(8)
	2,943,784	$37.00		3,651,218

(1)
Under The Taubman Company 2008 Omnibus Long-Term Incentive Plan (as amended), directors, officers, employees, and other service providers of the Company receive restricted shares, restricted share units, restricted units of limited partnership in TRG (“TRG Units”), restricted TRG Units, options to purchase common stock or TRG Units, share appreciation rights, unrestricted shares of common stock or TRG Units, and other awards to acquire up to an aggregate of 8,500,000 shares of common stock or TRG Units. No further awards will be made under the 1992 Incentive Option Plan, The Taubman Company 2005 Long-Term Incentive Plan, or the Non-Employee Directors' Stock Grant Plan.

(2)
Amount represents 272,356 performance share units (PSU) at their maximum payout ratio of 300%. This amount may overstate dilution to the extent actual performance is different than such assumption. The actual number of PSU that may ultimately vest will range from 0 – 300% based on the Company’s market performance relative to that of a peer group.

(3)
Excludes restricted stock units issued under the Long-Term Incentive Plan and Omnibus Plan and performance share units under the Omnibus Plan because they are converted into common stock on a one-for-one basis at no additional cost.

(4)
Under the 1992 Incentive Option Plan, employees received TRG Units upon the exercise of their vested options, and each TRG Unit generally will be converted into one share of common stock under the Continuing Offer. Excludes 871,262 deferred units, the receipt of which were deferred by Robert S. Taubman at the time he exercised options in 2002; the options were initially granted under TRG's 1992 Incentive Option Plan (See “Note 12 – Share Based Compensation and Other Employee Plans” to our consolidated financial statements included at Item 15 (a) (1)).

(5)
Under The Taubman Company 2005 Long-Term Incentive Plan, employees received restricted stock units, which represent the right to one share of common stock upon vesting. The remaining restricted stock units granted under this plan will vest in March 2011.

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

Additional information required by this item is hereby incorporated by reference to the information appearing in the Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management – Ownership Table.”

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is hereby incorporated by reference to the information appearing in the 2011 Proxy Statement under the caption “Related Person Transactions,” and "Proposal 1 – Election of Directors – Director Independence.”

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is hereby incorporated by reference to the material appearing in the 2011 Proxy Statement under the caption “Audit Committee Disclosure.”

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

15(a)(1)	The following financial statements of Taubman Centers, Inc. and the Reports of Independent Registered Public Accounting Firm thereon are filed with this report:

15(a)(2)	The following is a list of the financial statement schedules required by Item 15(d):

TAUBMAN CENTERS, INC.
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2010, 2009, and 2008	F-41
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2010	F-42

15(a)(3)

3(a)	--	Restated By-Laws of Taubman Centers, Inc. (incorporated herein by reference to Exhibit 3.1 filed with the Registrant's Current Report on Form 8-K dated December 16, 2009).

3(b)	--
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
Amended and Restated Promissory Note A-3, dated December 14, 2005, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company (incorporated herein by reference to Exhibit 4.3 filed with the Registrant’s Current Report on Form 8-K dated December 16, 2005).

4(g)	--
Amended and Restated Mortgage, Security Agreement and Fixture Filings, dated December 14, 2005 by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company (incorporated herein by reference to Exhibit 4.4 filed with the Registrant’s Current Report on Form 8-K dated December 16, 2005).

4(h)	--
Amended and Restated Assignment of Leases, dated December 14, 2005, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company (incorporated herein by reference to Exhibit 4.5 filed with the Registrant’s Current Report on Form 8-K dated December 16, 2005).

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

4(r)	--
The Limited Waiver Letter, dated August 9, 2010, to the Second Amended and Restated Mortgage, dated as of November 1, 2007, by and between Dolphin Mall LLC, Fairlane Town Center LLC, Twelve Oaks Mall, LLC and Eurohypo A6, New York Branch, as Administrative Agent (incorporated herein by reference to Exhibit 4(a) filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

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
Second Amendment to the Taubman Company Long-Term Performance Compensation Plan (as amended and restated effective January 1, 2000) (incorporated herein by reference to Exhibit 10(n) filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005).

*10(m)	--
The Taubman Company 2005 Long-Term Incentive Plan (incorporated herein by reference to the Registrant’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 5, 2005).

*10(n)	--
Employment Agreement between The Taubman Company Limited Partnership and Lisa A. Payne (incorporated herein by reference to Exhibit 10 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

*10(o)	--
Amended and Restated Change of Control Employment Agreement, dated December 18, 2008, by and among the Company, Taubman Realty Group Limited Partnership, and Lisa A. Payne (revised for Code Section 409A compliance) (incorporated herein by reference to Exhibit 10(o) filed with 2008 Form 10-K).

*10(p)	--
Form of Amended and Restated Change of Control Employment Agreement, dated December 18, 2008 (revised for Code Section 409A compliance) (incorporated herein by reference to Exhibit 10(p) filed with the 2008 Form 10-K).

10(q)	--	Second Amended and Restated Continuing Offer, dated as of May 16, 2000. (incorporated herein by reference to Exhibit 10 (b) filed with 2000 Second Quarter Form 10-Q).

10(r)	--
The Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership dated September 30, 1998 (incorporated herein by reference to Exhibit 10 filed with the Registrant’s Quarterly Report on Form 10-Q dated September 30, 1998).

10(s)	--
Annex to Second Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership (incorporated herein by reference to Exhibit 10(s) filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”)).

10(t)	--
Annex II to Second Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership (incorporated herein by reference to Exhibit 10(p) filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10(u)	--
Annex III to The Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership, dated as of May 27, 2004 (incorporated by reference to Exhibit 10(c) filed with the 2004 Second Quarter Form 10-Q).

10(v)	--
First Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership effective as of September 30, 1998 (incorporated herein by reference to Exhibit 10(v) filed with the 2009 Form 10-K).

10(w)	--
Second Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership effective as of September 3, 1999 (incorporated herein by reference to Exhibit 10(a) filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10(x)	--
Third Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership, dated May 2, 2003 (incorporated herein by reference to Exhibit 10(a) filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10(y)	--
Fourth Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership, dated December 31, 2003 (incorporated herein by reference to Exhibit 10(x) filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10(z)	--
Fifth Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership, dated February 1, 2005 (incorporated herein by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on February 7, 2005).

10(aa)	--
Sixth Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership, dated March 29, 2006 (incorporated herein by reference to Exhibit 10 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

10(ab)	--
Seventh Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership, dated December 14, 2007 (incorporated herein by reference to Exhibit 10(z) filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10(ac)	--
Amended and Restated Shareholders' Agreement dated as of October 30, 2001 among Taub-Co Management, Inc., The Taubman Realty Group Limited Partnership, The A. Alfred Taubman Restated Revocable Trust, and Taub-Co Holdings LLC (incorporated herein by reference to Exhibit 10(q) filed with the 2001 Form 10-K).

*10(ad)	--	The Taubman Realty Group Limited Partnership and The Taubman Company LLC Election and Option Deferral Agreement (incorporated herein by reference to Exhibit 10(r) filed with the 2001 Form 10-K).

10(ae)	--
Operating Agreement of Taubman Land Associates, a Delaware Limited Liability Company, dated October 20, 2006 (incorporated herein by reference to Exhibit 10(ab) filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”)).

10(af)	--
Amended and Restated Agreement of Partnership of Sunvalley Associates, a California general partnership (incorporated herein by reference to Exhibit 10(a) filed with the Registrant’s Amended Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2002).

*10(ag)	--	Summary of Compensation for the Board of Directors of Taubman Centers, Inc., effective January 1, 2011.

*10(ah)	--	The Form of The Taubman Company Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K dated May 18, 2005).

*10(ai)	--	The Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan (incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K dated May 18, 2005).

*10(aj)	--
The Form of The Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan (incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K dated May 18, 2005)

*10(ak)	--
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

*10(am)	--
The Taubman Company 2008 Omnibus Long-Term Incentive Plan, as amended and restated as of May 21, 2010 (incorporated herein by reference to Appendix A to the Registrant’s Proxy Statement on Schedule 14A, filed with the Commission on March 31, 2010).

*10(an)	--
Letter Agreement regarding the Amended and Restated Limited Liability Company Agreement of Taubman Properties Asia LLC, a Delaware Limited Liability Company, dated November 25, 2008 (incorporated herein by reference to Exhibit 10(am) filed with the 2008 Form 10-K).

*10(ao)	--
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

*10(av)	--
The Form of Fair Competition Agreement, by and between the Company and various officers of the Company (incorporated herein by reference to Exhibit 10(a) filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

*10(aw)	--	Separation Agreement and Release, dated October 4, 2009, for Morgan Parker (incorporated herein by reference to Exhibit 10(aw) filed with the 2009 Form 10-K).
*10(ax)	--	Amendment to Separation Agreement and Release, dated December 3, 2010, for Morgan Parker.

*10(ay)	--
Assignment of Membership Interest in Taubman Properties Asia LLC between Morgan Parker and Taubman Asia Management II LLC, dated October 4, 2009 (incorporated herein by reference to Exhibit 10(ax) filed with the 2009 Form 10-K).

10(az)	--
Settlement Agreement between Raymond Road Associates, LLC, BBS Development, LLC, and Blue Back Square, LLC and The Taubman Company LLC, West Farms Associates, and West Farms Mall, LLC, dated December 8, 2009 (incorporated herein by reference to Exhibit 10(ay) filed with the 2009 Form 10-K).

*10(ba)	--
Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10(a) filed with the Registrant’s Current Report on Form 8-K dated March 10, 2009).

*10(bb)	--
Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Option Award Agreement (incorporated by reference to Exhibit 10(b) filed with the Registrant’s Current Report on Form 8-K dated March 10, 2009).

*10(bc)	--
Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Restricted and Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10(c) filed with the Registrant’s Current Report on Form 8-K dated March 10, 2009).

*10(bd)	--	Summary of modification to the Employment Agreement between The Taubman Company Asia Limited and Morgan Parker (incorporated herein by reference to Exhibit 10(ao) filed with the 2008 Form 10-K).

12	--	Statement Re: Computation of Taubman Centers, Inc. Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

21	--	Subsidiaries of Taubman Centers, Inc.

23	--	Consent of Independent Registered Public Accounting Firm.

31(a)	--	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	--	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	--	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	--	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(a)	--	Debt Maturity Schedule.

99(b)	--	Real Estate and Accumulated Depreciation Schedule of the Unconsolidated Joint Ventures of The Taubman Realty Group Limited Partnership.

101.INS	--	XBRL Instance Document**

101.SCH	--	XBRL Taxonomy Extension Schema Document**

101.CAL	--	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	--	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	--	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	--	XBRL Taxonomy Extension Definition Linkbase Document**

*		A management contract or compensatory plan or arrangement required to be filed.
**
Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

Index to Consolidated Financial Statements and Schedules

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

     The management of Taubman Centers, Inc. is required to assess the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. Management bases this assessment of the effectiveness of its internal control on recognized control criteria, the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has completed its assessment as of December 31, 2010.

     Based on its assessment, management believes that Taubman Centers, Inc. maintained effective internal control over financial reporting as of December 31, 2010. The independent registered public accounting firm, KPMG LLP, that audited the 2010 financial statements included in this annual report have issued their report on the Company’s system of internal controls over financial reporting, also included herein.

Index to Consolidated Financial Statements and Schedules

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareowners
Taubman Centers, Inc.:

     We have audited the accompanying consolidated balance sheet of Taubman Centers, Inc. (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules listed in the Index at Item 15(a)(2). These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Taubman Centers, Inc. as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

    As discussed in Note 1 to the consolidated financial statements, Taubman Centers, Inc. has changed their method of accounting for noncontrolling interests due to the adoption of a new accounting pronouncement for noncontrolling interests, as of January 1, 2009.

    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Taubman Centers, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Chicago, Illinois
February 25, 2011

Index to Consolidated Financial Statements and Schedules

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareowners
Taubman Centers, Inc.:

    We have audited Taubman Centers, Inc.’s (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Taubman Centers, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

    In our opinion, Taubman Centers, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 25, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Chicago, Illinois
February 25, 2011

Index to Consolidated Financial Statements and Schedules
TAUBMAN CENTERS, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	December 31
	2010	2009
Assets:
Properties (Notes 3 and 7)	$3,528,297	$3,496,853
Accumulated depreciation and amortization	(1,199,247)	(1,100,610)
	$2,329,050	$2,396,243
Investment in Unconsolidated Joint Ventures (Note 4)	77,122	89,804
Cash and cash equivalents	19,291	16,176
Accounts and notes receivable, less allowance for doubtful accounts of $7,966 and $6,894 in 2010 and 2009 (Note 5)	49,906	44,503
Accounts receivable from related parties (Note 11)	1,414	1,558
Deferred charges and other assets (Note 6)	70,090	58,569
	$2,546,873	$2,606,853
Liabilities:
Notes payable (Note 7)	$2,656,560	$2,691,019
Accounts payable and accrued liabilities	247,895	230,276
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures (Note 4)	170,329	160,305
	$3,074,784	$3,081,600
Commitments and contingencies (Notes 3, 7, 8, 9, 10, 12, and 14)

Equity (Note 13):
Taubman Centers, Inc. Shareowners’ Equity:
Series B Non-Participating Convertible Preferred Stock, $0.001 par and liquidation value, 40,000,000 shares authorized, 26,233,126 and 26,359,235 shares issued and outstanding at December 31, 2010 and 2009	$26	$26
Series G Cumulative Redeemable Preferred Stock, 4,000,000 shares authorized, no par, $100 million liquidation preference, 4,000,000 shares issued and outstanding at December 31, 2010 and 2009
Series H Cumulative Redeemable Preferred Stock, 3,480,000 shares authorized, no par, $87 million liquidation preference, 3,480,000 shares issued and outstanding at December 31, 2010 and 2009
Common Stock, $0.01 par value, 250,000,000 shares authorized, 54,696,054 and 54,321,586 shares issued and outstanding at December 31, 2010 and 2009	547	543
Additional paid-in capital	589,881	579,983
Accumulated other comprehensive income (loss) (Note 9)	(14,925)	(24,443)
Dividends in excess of net income	(939,290)	(884,666)
	$(363,761)	$(328,557)

Noncontrolling interests (Note 8)	(164,150)	(146,190)
	$(527,911)	$(474,747)
	$2,546,873	$2,606,853

See notes to consolidated financial statements.

Index to Consolidated Financial Statements and Schedules
TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Year Ended December 31
	2010	2009	2008
Revenues:
Minimum rents	$341,727	$341,914	$353,200
Percentage rents	13,167	10,818	13,764
Expense recoveries	237,415	246,377	248,555
Management, leasing, and development services	16,109	21,179	15,911
Other	46,140	45,816	40,068
	$654,558	$666,104	$671,498
Expenses:
Maintenance, taxes, and utilities	$179,234	$189,061	$189,162
Other operating	75,401	67,182	79,595
Management, leasing, and development services	8,258	7,862	8,710
General and administrative	30,234	27,858	28,110
Impairment charges (Note 3)		166,680	117,943
Restructuring charge (Note 11)		2,512
Interest expense	152,708	145,670	147,397
Depreciation and amortization	153,876	147,316	147,441
	$599,711	$754,141	$718,358
Nonoperating income	2,802	711	4,569
Impairment loss on marketable securities (Note 16)		(1,666)

Income (loss) before income tax expense and equity in income of Unconsolidated Joint Ventures	$57,649	$(88,992)	$(42,291)
Income tax expense (Note 2)	(734)	(1,657)	(1,117)
Equity in income of Unconsolidated Joint Ventures (Note 4)	45,412	11,488	35,356
Net income (loss)	$102,327	$(79,161)	$(8,052)
Net (income) loss attributable to noncontrolling interests (Note 8)	(38,459)	25,649	(62,527)
Net income (loss) attributable to Taubman Centers, Inc.	$63,868	$(53,512)	$(70,579)
Distributions to participating securities of TRG (Note 12)	(1,635)	(1,560)	(1,446)
Preferred stock dividends (Note 13)	(14,634)	(14,634)	(14,634)
Net income (loss) attributable to Taubman Centers, Inc. common shareowners	$47,599	$(69,706)	$(86,659)

Net income (loss)	$102,327	$(79,161)	$(8,052)
Other comprehensive income (Note 9):
Unrealized gain (loss) on interest rate instruments and other	18,240	8,227	(22,377)
Reclassification adjustment for amounts recognized in net income:
Impairment loss on marketable securities		1,666
Other	1,260	1,262	1,260
Comprehensive income (loss)	121,827	(68,006)	(29,169)
Comprehensive (income) loss attributable to noncontrolling interests	(48,490)	19,829	(62,549)
Comprehensive income (loss) attributable to Taubman Centers, Inc.	$73,337	$(48,177)	$(91,718)

Basic earnings (loss) per common share (Note 15)	$0.87	$(1.31)	$(1.64)

Diluted earnings (loss) per common share (Note 15)	$0.86	$(1.31)	$(1.64)

Weighted average number of common shares outstanding – basic	54,569,618	53,239,279	52,866,050

See notes to consolidated financial statements.

Index to Consolidated Financial Statements and Schedules
TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
(in thousands, except share data)

	Taubman Centers, Inc. Shareowners’ Equity
	Preferred Stock		Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Dividends in Excess of Net Income	Non-Redeemable Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount

Balance, January 1, 2008	34,004,235	$27	52,624,013	$526	$543,333	$(8,639)	$(551,089)	$2,379	$(13,463)
Issuance of stock pursuant to Continuing Offer (Notes 12, 13, and 14)	(95,000)	(1)	95,004	1
Share-based compensation (Note 12)			299,970	3	12,812				12,815
Purchase of additional interest in subsidiary								(8,467)	(8,467)
Dividend equivalents (Note 12)							(560)		(560)
Dividends and distributions							(103,869)	(117,495)	(221,364)
Net loss							(70,579)	62,527	(8,052)
Other comprehensive income (loss) (Note 9):
Unrealized gain (loss) on interest rate instruments and other						(22,399)		22	(22,377)
Reclassification adjustments for amounts recognized in net income						1,260			1,260
Balance, December 31, 2008	33,909,235	$26	53,018,987	$530	$556,145	$(29,778)	$(726,097)	$(61,034)	$(260,208)
Issuance of stock pursuant to Continuing Offer (Notes 12, 13, and 14)	(70,000)		84,762	1	(484)			483
Share-based compensation (Note 12)			1,217,837	12	24,322				24,334
Dividend equivalents (Note 12)							(345)		(345)
Dividends and distributions							(104,712)	(65,810)	(170,522)
Net loss							(53,512)	(25,649)	(79,161)
Other comprehensive income (Note 9):
Unrealized gain on interest rate instruments and other						3,372		4,855	8,227
Reclassification adjustments for amounts recognized in net income:
Impairment loss on marketable securities						1,117		549	1,666
Other						846		416	1,262
Balance, December 31, 2009	33,839,235	$26	54,321,586	$543	$579,983	$(24,443)	$(884,666)	$(146,190)	$(474,747)
Issuance of stock pursuant to Continuing Offer (Notes 12, 13, and 14)	(126,109)		126,116	1	(989)	49		939
Share-based compensation (Note 12)			248,352	3	10,887				10,890
Dividend equivalents (Note 12)							(306)		(306)
Dividends and distributions							(118,186)	(67,468)	(185,654)
Net income (excluding $79 of net loss attributable to redeemable noncontrolling interests) (Note 8)							63,868	38,538	102,406
Other comprehensive income (Note 9):
Unrealized gain on interest rate instruments and other						8,617		9,623	18,240
Reclassification adjustments for amounts recognized in net income						852		408	1,260
Balance, December 31, 2010	33,713,126	$26	54,696,054	$547	$589,881	$(14,925)	$(939,290)	$(164,150)	$(527,911)

See notes to consolidated financial statements.

Index to Consolidated Financial Statements and Schedules
TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Year Ended December 31
	2010	2009	2008

Cash Flows From Operating Activities:
Net income (loss)	$102,327	$(79,161)	$(8,052)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	153,876	147,316	147,441
Impairment loss on marketable securities		1,666
Impairment charges		166,680	117,943
Provision for bad debts	3,363	2,081	6,088
Gains on sales of land and land-related rights	(2,218)		(2,816)
Other	11,216	11,281	10,770
Increase (decrease) in cash attributable to changes in assets and liabilities:
Receivables, deferred charges, and other assets	(21,805)	5,087	(7,183)
Accounts payable and other liabilities	17,849	(19,304)	(12,358)
Net Cash Provided by Operating Activities	$264,608	$235,646	$251,833

Cash Flows From Investing Activities:
Additions to properties	$(72,152)	$(54,592)	$(99,964)
Acquisition of interests in The Mall at Partridge Creek (Note 3)			(11,838)
Refund (funding) of The Mall at Studio City escrow (Note 4)		54,334	(54,334)
Proceeds from sales of land and land-related rights	3,060		6,268
Issuances of notes receivable (Note 5)	(2,948)	(7,160)
Repayments of notes receivable (Note 5)	1,623	4,500	223
Contributions to Unconsolidated Joint Ventures	(7,261)	(28,718)	(12,111)
Distributions from Unconsolidated Joint Ventures in excess of income	32,836	36,903	63,269
Other		985	(2,655)
Net Cash Provided By (Used In) Investing Activities	$(44,842)	$6,252	$(111,142)

Cash Flows From Financing Activities:
Debt proceeds	$213,500	$978	$335,665
Debt payments	(243,885)	(106,026)	(239,072)
Debt issuance costs	(2,943)		(3,419)
Issuance of common stock and/or partnership units in connection with incentive plans (Notes 12 and 14)	2,532	14,737	3,809
Distributions to noncontrolling interests (Note 8)	(67,468)	(65,810)	(117,495)
Distributions to participating securities of TRG	(1,635)	(1,560)	(1,446)
Cash dividends to preferred shareowners	(14,634)	(14,634)	(14,634)
Cash dividends to common shareowners	(101,890)	(110,492)	(87,679)
Other	(228)	(2,103)	(3,047)
Net Cash Used In Financing Activities	$(216,651)	$(284,910)	$(127,318)

Net Increase (Decrease) In Cash and Cash Equivalents	$3,115	$(43,012)	$13,373

Cash and Cash Equivalents at Beginning of Year	16,176	59,188	45,815

Cash and Cash Equivalents at End of Year	$19,291	$16,176	$59,188

See notes to consolidated financial statements.

Index to Consolidated Financial Statements and Schedules
TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Organization and Basis of Presentation

General

Taubman Centers, Inc. (the Company or TCO) is a Michigan corporation that operates as a self-administered and self-managed real estate investment trust (REIT). The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG) is a majority-owned partnership subsidiary of TCO that owns direct or indirect interests in all of the company’s real estate properties. In this report, the term “Company" refers to TCO, the Operating Partnership, and/or the Operating Partnership's subsidiaries as the context may require. The Company engages in the ownership, management, leasing, acquisition, disposition, development, and expansion of regional and super-regional retail shopping centers and interests therein. The Company’s owned portfolio as of December 31, 2010 included 23 urban and suburban shopping centers in ten states.

Taubman Properties Asia LLC and its subsidiaries (Taubman Asia), which is the platform for the Company’s expansion into the Asia-Pacific region, is headquartered in Hong Kong.

Dollar amounts presented in tables within the notes to the financial statements are stated in thousands, except share data or as otherwise noted. Certain reclassifications have been made to prior year amounts to conform with current year classifications.

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

Investments in entities not controlled but over which the Company may exercise significant influence (Unconsolidated Joint Ventures or UJVs) are accounted for under the equity method. The Company has evaluated its investments in the Unconsolidated Joint Ventures under guidance for determining whether an entity is a variable interest entity, including amendments to ASC Topic 810 "Consolidation" that became effective January 1, 2010, and has concluded that the ventures are not variable interest entities. Accordingly, the Company accounts for its interests in these entities under general accounting standards for investments in real estate ventures (including guidance for determining effective control of a limited partnership or similar entity). The Company’s partners or other owners in these Unconsolidated Joint Ventures have substantive participating rights including approval rights over annual operating budgets, capital spending, financing, admission of new partners/members, or sale of the properties and the Company has concluded that the equity method of accounting is appropriate for these interests. Specifically, the Company’s 79% investment in Westfarms is through a general partnership in which the other general partners have approval rights over annual operating budgets, capital spending, refinancing, or sale of the property.

The Operating Partnership

At December 31, 2010, the Operating Partnership’s equity included three classes of preferred equity (Series F, G, and H) and the net equity of the partnership unitholders (Note 13). Net income and distributions of the Operating Partnership are allocable first to the preferred equity interests, and the remaining amounts to the general and limited partners in the Operating Partnership in accordance with their percentage ownership. The Series G and Series H Preferred Equity are owned by the Company and are eliminated in consolidation. The Series F Preferred Equity is owned by an institutional investor and accounted for as a noncontrolling interest of the Company (Note 8).

Index to Consolidated Financial Statements and Schedules
TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The partnership equity of the Operating Partnership and the Company's ownership therein are shown below:

Year	TRG units outstanding at December 31	TRG units owned by TCO at December 31 (1)	TRG units owned by noncontrolling interests at December 31	TCO's % interest in TRG at December 31	TCO's average interest in TRG
2010	80,947,630	54,696,054	26,251,576	68%	67%
2009	80,699,271	54,321,586	26,377,685	67	67
2008	79,481,431	53,018,987	26,462,444	67	67

(1)	There is a one-for-one relationship between TRG units owned by TCO and TCO common shares outstanding; amounts in this column are equal to TCO’s common shares outstanding as of the specified dates.

Outstanding voting securities of the Company at December 31, 2010 consisted of 26,233,126 shares of Series B Preferred Stock (Note 13) and 54,696,054 shares of Common Stock.

Revenue Recognition

Shopping center space is generally leased to tenants under short and intermediate term leases that are accounted for as operating leases. Minimum rents are recognized on the straight-line method. Percentage rent is accrued when lessees' specified sales targets have been met. Expense recoveries are recognized as revenue in the period applicable costs are chargeable to tenants. Management, leasing, and development revenue is recognized as services are rendered, when fees due are determinable, and collectibility is reasonably assured. Fees for management, leasing, and development services are established under contracts and are generally based on negotiated rates, percentages of cash receipts, and/or actual costs incurred. Fixed-fee development services contracts are generally accounted for under the percentage-of-completion method, using cost to cost measurements of progress. Profits on real estate sales are recognized whenever (1) a sale is consummated, (2) the buyer has demonstrated an adequate commitment to pay for the property, (3) the Company’s receivable is not subject to future subordination, and (4) the Company has transferred to the buyer the risks and rewards of ownership. Other revenues, including fees paid by tenants to terminate their leases, are recognized when fees due are determinable, no further actions or services are required to be performed by the Company, and collectibility is reasonably assured. Taxes assessed by government authorities on revenue-producing transactions, such as sales, use, and value-added taxes, are primarily accounted for on a net basis on the Company’s income statement.

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

Depreciation and Amortization

Buildings, improvements and equipment are primarily depreciated on straight-line bases over the estimated useful lives of the assets, which generally range from 3 to 50 years. Capital expenditures that are recoverable from tenants are depreciated over the estimated recovery period. Intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets. Tenant allowances are depreciated on a straight-line basis over the shorter of the useful life of the leasehold improvements or the lease term. Deferred leasing costs are amortized on a straight-line basis over the lives of the related leases. In the event of early termination of such leases, the unrecoverable net book values of the assets are recognized as depreciation and amortization expense in the period of termination.

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

Index to Consolidated Financial Statements and Schedules
TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
.

The viability of all projects under construction or development, including those owned by Unconsolidated Joint Ventures, are regularly evaluated on an individual basis under the accounting for abandonment of assets or changes in use. To the extent a project, or individual components of the project, are no longer considered to have value, the related capitalized costs are charged against operations. Additionally, all properties are reviewed for impairment on an individual basis whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Impairment of a shopping center owned by consolidated entities is recognized when the sum of expected cash flows (undiscounted and without interest charges) is less than the carrying value of the property. Other than temporary impairment of an investment in an Unconsolidated Joint Venture is recognized when the carrying value of the investment is not considered recoverable based on evaluation of the severity and duration of the decline in value, including the results of discounted cash flow and other valuation techniques. To the extent impairment has occurred, the excess carrying value of the asset over its estimated fair value is charged to income. In the third quarter of 2009, the Company recognized impairment charges on its investments in The Pier Shops at Caesars (The Pier Shops) and Regency Square (Note 3). In the fourth quarter of 2008, the Company recognized impairment charges on its Oyster Bay project (Note 3) and its Sarasota joint venture project (Note 4).

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

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with a maturity of 90 days or less at the date of purchase. Included in cash equivalents is $9.0 million at December 31, 2010 invested in a single investment company's money market funds, which are not insured or guaranteed by the FDIC or any other government agency.

Acquisition of Interests in Centers

The cost of acquiring an ownership interest or an additional ownership interest (if not already consolidated) in a center is allocated to the tangible assets acquired (such as land and building) and to any identifiable intangible assets based on their estimated fair values at the date of acquisition. The fair value of the property is determined on an “as-if-vacant” basis. Management considers various factors in estimating the "as-if-vacant" value including an estimated lease up period, lost rents and carrying costs. The identifiable intangible assets would include the estimated value of “in-place” leases, above and below market “in-place” leases, and tenant relationships. The portion of the purchase price that management determines should be allocated to identifiable intangible assets is amortized in depreciation and amortization or as an adjustment to rental revenue, as appropriate, over the estimated life of the associated intangible asset (for instance, the remaining life of the associated tenant lease). Acquisition-related costs, including due diligence costs, professional fees, and other costs to effect an acquisition, are expensed as incurred.

Deferred Charges and Other Assets

Direct financing costs are deferred and amortized on a straight-line basis, which approximates the effective interest method, over the terms of the related agreements as a component of interest expense. Direct costs related to successful leasing activities are capitalized and amortized on a straight-line basis over the lives of the related leases. Cash expenditures for leasing costs are recognized in the Statement of Cash Flows as operating activities. All other deferred charges are amortized on a straight-line basis over the terms of the agreements to which they relate.

Index to Consolidated Financial Statements and Schedules
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

Deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence, including expected taxable earnings. The Company’s temporary differences primarily relate to deferred compensation, depreciation and net operating loss carryforwards.

Noncontrolling Interests

Accounting Requirements - Background

On January 1, 2009, the Company adopted the requirements of ASC 810 as it relates to noncontrolling interests (formerly Statement of Financial Accounting Standards (SFAS) No. 160 "Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin (ARB) No. 51”). The requirements amended prior accounting and reporting standards for the noncontrolling interest (previously referred to as a minority interest) in a subsidiary. The requirements generally require noncontrolling interests to be treated as a separate component of equity (not as a liability or other item outside of permanent equity) and consolidated net income and comprehensive income to include the noncontrolling interest’s share. The calculation of earnings per share continues to be based on income amounts attributable to the parent. The requirements also contain a single method of accounting for transactions that change a parent's ownership interest in a subsidiary by requiring that all such transactions be accounted for as equity transactions if the parent retains its controlling financial interest in the subsidiary.

Index to Consolidated Financial Statements and Schedules
TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Presentation

Noncontrolling interests in the Company are comprised of the ownership interests of (1) noncontrolling interests in the Operating Partnership and (2) the noncontrolling interests in joint ventures controlled by the Company through ownership or contractual arrangements. On January 1, 2009, balances attributable to these noncontrolling interests, including amounts previously included in Deferred Charges and Other Assets, were reclassified to become a separate component of equity for all dates presented. Also, consolidated net income and comprehensive income were reclassified to include the amounts attributable to the noncontrolling interests. These noncontrolling interests reported in equity are not subject to any mandatory redemption requirements or other redemption features outside of the Company's control that would result in presentation outside of permanent equity pursuant to general accounting standards regarding the classification and measurement of the redeemable equity instruments.

Measurement

Prior to adoption of the requirements for noncontrolling interests, the net equity of the Operating Partnership noncontrolling unitholders was less than zero. The net equity balances of the noncontrolling partners in certain of the consolidated joint ventures were also less than zero. Therefore, under previous accounting standards for noncontrolling interests, the interests of the noncontrolling unitholders of the Operating Partnership and outside partners with net equity balances in the consolidated joint ventures of less than zero were recognized as zero balances within the Company’s Consolidated Balance Sheet. As a result of the need to present these noncontrolling interests as zero balances, it was previously required that income be allocated to these interests equal, at a minimum, to their share of distributions. The net equity balances of the Operating Partnership and certain of the consolidated joint ventures were less than zero because of accumulated operating distributions in excess of net income and not as a result of operating losses. Operating distributions to partners are usually greater than net income because net income includes non-cash charges for depreciation and amortization.

Upon adoption of the requirements for noncontrolling interests, the interests of the noncontrolling unitholders of the Operating Partnership and the outside partners with net equity balances in the consolidated joint ventures of less than zero generally no longer need to be carried at zero balances in the Company’s Consolidated Balance Sheet and this previous income allocation methodology described above is generally no longer applicable. However, as the new measurement provisions of ASC 810 are applicable beginning with the January 1, 2009 adoption date, the interests of these noncontrolling interests for prior periods have not been remeasured.

Noncontrolling interests in certain consolidated ventures of the Company qualify as redeemable noncontrolling interests (Note 8). To the extent such noncontrolling interests are currently redeemable or it is probable that they will eventually become redeemable, these interests will be adjusted to their maximum redemption value at each balance sheet date. The redemption values of the Company’s redeemable noncontrolling interests were zero at December 31, 2010.

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

Segments and Related Disclosures

The Company has one reportable operating segment: it owns, develops, and manages regional shopping centers. The Company has aggregated its shopping centers into this one reportable segment, as the shopping centers share similar economic characteristics and other similarities. The shopping centers are located in major metropolitan areas, have similar tenants (most of which are national chains), are operated using consistent business strategies, and are expected to exhibit similar long-term financial performance. Earnings before interest, income taxes, depreciation, and amortization (EBITDA) is often used by the Company's chief operating decision makers in assessing segment operating performance. EBITDA is believed to be a useful indicator of operating performance as it is customary in the real estate and shopping center business to evaluate the performance of properties on a basis unaffected by capital structure.

Index to Consolidated Financial Statements and Schedules
TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

No single retail company represents 10% or more of the Company's revenues. Although the Company operates a subsidiary headquartered in Hong Kong, there are not yet any material revenues from customers or long-lived assets attributable to a country other than the United States of America.

Note 2 – Income Taxes

Income Tax Expense

The Company’s income tax expense for the years ended December 31, 2010, 2009 and 2008 is as follows:

	2010	2009	2008
State current	$907	$1,017	$775
State deferred	(183)	385	342
Federal current	45
Foreign current	(35)	255
Total income tax expense	$734	$1,657	$1,117

Net Operating Loss Carryforwards

As of December 31, 2010, the Company has a total federal net operating loss carryforward of $9.8 million, expiring as follows:

Tax Year	Expiration	Amount
2004	2024	$345
2005	2025	380
2006	2026	176
2007	2027	3,304
2008	2028	5,326
2009	2029	297

The Company also has a foreign net operating loss carryforward of $8.4 million, $4.1 million of which has an indefinite carryforward period, $0.9 million expires in 2013, and $3.4 million expires in 2019.

Deferred Taxes

Deferred tax assets and liabilities as of December 31, 2010 and 2009 are as follows:

	2010	2009
Deferred tax assets:
Federal	$8,589	$8,697
Foreign	2,361	1,513
State	6,786	6,467
Total deferred tax assets	$17,736	$16,677
Valuation allowances	(10,199)	(9,090)
Net deferred tax assets	$7,537	$7,587
Deferred tax liabilities:
Federal	$607	$615
State	4,171	4,396
Total deferred tax liabilities	$4,778	$5,011

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

Index to Consolidated Financial Statements and Schedules
TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Tax Status of Dividends

Dividends declared on the Company’s common and preferred stock and their tax status are presented in the following tables. The tax status of the Company’s dividends in 2010, 2009, and 2008 may not be indicative of future periods. The portion of dividends paid in 2010 and 2008 shown below as capital gains are designated as capital gain dividends for tax purposes.

Year	Dividends per common share declared		Return of capital	Ordinary income	15% Rate long term capital gain	Unrecaptured Sec. 1250 capital gain
2010	$1.8659	(1)	$0.0780	$1.2732	$0.5147	$0.0000
2009	1.660		0.6467	1.0133	0.0000	0.0000
2008	1.660		0.0000	1.3324	0.3011	0.0265

(1) Includes a special dividend of $0.1834 per share, which was declared as a result of the taxation of capital gain incurred from the restructuring of the company’s ownership in International Plaza, including the liquidation of the Operating Partnership’s private REIT.

Year	Dividends per Series G Preferred share declared	Ordinary income	15% Rate long term capital gain	Unrecaptured Sec. 1250 capital gain
2010	$2.000	$1.4483	$0.5517	$0.0000
2009	2.000	2.0000	0.0000	0.0000
2008	2.000	1.6053	0.3628	0.0319

Year	Dividends per Series H Preferred share declared	Ordinary income	15% Rate long term capital gain	Unrecaptured Sec. 1250 capital gain
2010	$1.90625	$1.38045	$0.5258	$0.0000
2009	1.90625	1.90625	0.0000	0.0000
2008	1.90625	1.53025	0.3457	0.0303

Uncertain Tax Positions

The Company had no unrecognized tax benefits as of or during the three year period ended December 31, 2010. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2010. The Company has no material interest or penalties relating to income taxes recognized in the Consolidated Statement of Operations and Comprehensive Income for the years ended December 31, 2010, 2009, and 2008 or in the Consolidated Balance Sheet as of December 31, 2010 and 2009. As of December 31, 2010, returns for the calendar years 2007 through 2010 remain subject to examination by U.S. and various state and foreign tax jurisdictions.

Note 3 – Properties

Properties at December 31, 2010 and December 31, 2009 are summarized as follows:

	2010	2009
Land	$271,662	$254,994
Buildings, improvements, and equipment	3,194,309	3,173,724
Construction in process	15,626	4,040
Development pre-construction costs	46,700	64,095
	$3,528,297	$3,496,853
Accumulated depreciation and amortization	(1,199,247)	(1,100,610)
	$2,329,050	$2,396,243

Depreciation expense for 2010, 2009, and 2008 was $144.9 million, $139.7 million, and $138.7 million, respectively.

The charge to operations in 2010, 2009, and 2008 for domestic and non-U.S. pre-development activities was $16.0 million, $12.3 million, and $18.5 million, respectively.

Index to Consolidated Financial Statements and Schedules
TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Regency Square

In September 2010, the Board of Directors concluded that it is in the best interest of the Company to discontinue its financial support of Regency Square, including not funding the mortgage debt that is due in November 2011. As a result, the Company has begun discussions with the lender about the center’s future ownership. At the current time, subject to decisions by the lender, the Company will continue to manage the shopping center. The Regency Square loan was not in default as of December 31, 2010.

In 2009, the Company concluded that the carrying value (book value) of the investment in Regency Square was impaired and recognized a non-cash charge of $59.0 million, representing the excess book value of the investment over its fair value of approximately $29 million. The Company’s conclusion was based on estimates of future cash flows for the property, which were negatively impacted by necessary capital expenditures and declining net operating income. The book value of the investment in Regency Square as of December 31, 2010 was approximately $30 million, which includes additional capital spending that was anticipated in determining the fair value in 2009.

The Pier Shops at Caesars

In 2009, the Company concluded that the carrying value of the investment in the consolidated joint venture that owns The Pier Shops was impaired and recognized a non-cash charge of $107.7 million, representing the excess of The Pier Shops’ book value of the investment over its fair value of approximately $52 million. The Operating Partnership’s share of the charge was $101.8 million. The Company’s conclusion was based on a decision by its Board of Directors, in connection with a review of the Company’s capital plan, to discontinue the Company’s financial support of The Pier Shops. The $135 million loan encumbering The Pier Shops is currently in default. The administration of the loan has been turned over to the special servicer. The book value of the investment in The Pier Shops as of December 31, 2010 was approximately $44 million. See Note 7 for more information on the loan and Note 14 for more information on related litigation.

Regarding both Regency Square and The Pier Shops, a non-cash accounting gain will be recognized for each center when its loan obligation is extinguished upon transfer of title of the respective center. The gain will represent the difference between the book value of the debt, interest payable and other obligations extinguished over the net book value of the property and any other assets transferred. The transition processes are not in the Company’s control and the timing of transfer of title for each of the centers is uncertain. The Company will continue to record the operations of the centers and interest on the loans in its results until ownership of the centers has been transferred.

Oyster Bay

In 2008, the Company recognized an impairment charge to income of $117.9 million for the Oyster Bay project. The determination to recognize this charge was reached after an overall assessment of the probability of the development of the mall as designed and as a result of the delay in obtaining a special use permit. The charge included the costs of previous development activities as well as holding and other costs that management believes will likely not benefit the development if and when the Company obtains the rights to build the center. The Company is expensing costs relating to Oyster Bay until it is probable that it will be able to successfully move forward with a project. The Company’s remaining capitalized investment in the project as of December 31, 2010 is $39.8 million, which is classified in “development pre-construction costs” and consists of land and site improvements. If the Company is ultimately unsuccessful in obtaining the right to build the center, it is uncertain whether the Company would be able to recover the full amount of this capitalized investment through alternate uses of the land.

Index to Consolidated Financial Statements and Schedules
TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Mall at Partridge Creek

In May 2006, the Company engaged the services of a third-party investor to acquire certain property associated with Partridge Creek, in order to facilitate a Section 1031 like-kind exchange to provide flexibility for disposing of assets in the future. The Company provided approximately 45% of the project funding and the owner provided $9 million in equity. Funding for the remaining project costs was provided by the owner’s third-party recourse construction loan. In September 2008, the Company exercised its option to purchase the third-party owner’s interests in Partridge Creek. The purchase price of $11.8 million included the original owner's equity contribution of $9 million plus a 12% cumulative return. The excess of the purchase price over the book value of the interests acquired was approximately $3.8 million and was allocated principally to building and improvements.

Other

One shopping center pays annual special assessment levies of a Community Development District (CDD), for which the Company has capitalized the related infrastructure assets and improvements (Note 16).

Note 4 – Investments in Unconsolidated Joint Ventures

General Information

The Company owns beneficial interests in joint ventures that own shopping centers. The Operating Partnership is the direct or indirect managing general partner or managing member of these Unconsolidated Joint Ventures, except for the ventures that own Arizona Mills, The Mall at Millenia, and Waterside Shops.

Shopping Center	Ownership as of December 31, 2010 and 2009
Arizona Mills	50%
Fair Oaks	50
The Mall at Millenia	50
Stamford Town Center	50
Sunvalley	50
Waterside Shops	25
Westfarms	79

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

Index to Consolidated Financial Statements and Schedules
TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Westfarms

In 2009, West Farms Associates and West Farms Mall, LLC (together, “Westfarms”) and The Taubman Company LLC (together with Westfarms, the “WFM Parties”) entered into a settlement agreement (the “Settlement Agreement”) with three developers of a project called Blue Back Square in West Hartford, Connecticut. Pursuant to the Settlement Agreement, the lawsuit was withdrawn with prejudice upon payment by Westfarms of $34 million to the developers. The Company has a 79% investment in Westfarms Associates, an unconsolidated joint venture which owns Westfarms mall, and the Company’s share of the settlement was $26.8 million. In January 2010, the WFM Parties executed a settlement agreement with the Town of West Hartford, which provided for a full and general release for the benefit of the WFM Parties upon payment by Westfarms of $4.5 million, or $3.6 million at the Company’s share, which was recorded in 2009.

University Town Center

In May 2008, the Company entered into agreements to jointly develop University Town Center, a regional mall in Sarasota, Florida. Under the agreements, the Company would have owned a noncontrolling 25% interest in the project. Due to the economic and retail environment, in December 2008 the Company announced that the project had been put on hold. The Company does not know if or when it will acquire an interest in the land and move forward with the project. Due to this uncertainty, the Company recognized an $8.3 million charge to income in the fourth quarter of 2008. This charge is included in Equity in Income of Unconsolidated Joint Ventures on the Consolidated Statement of Operations and Comprehensive Income and represents the Company’s share of project costs and its total investment in the project.

The Mall at Studio City

In 2008, Taubman Asia entered into agreements to own a noncontrolling 25% interest in, and provide services to, The Mall at Studio City, the retail component of a major mixed-use project in Macao, China. In 2009, the Company’s Macao agreements were terminated and an initial $54 million cash payment was returned because the financing for the project was not completed.

Combined Financial Information

Combined balance sheet and results of operations information is presented in the following table for the Unconsolidated Joint Ventures, followed by the Operating Partnership's beneficial interest in the combined information. Beneficial interest is calculated based on the Operating Partnership's ownership interest in each of the Unconsolidated Joint Ventures.

Index to Consolidated Financial Statements and Schedules
TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	December 31
	2010	2009
Assets:
Properties	$1,092,916	$1,094,963
Accumulated depreciation and amortization	(417,712)	(396,518)
	$675,204	$698,445
Cash and cash equivalents	21,339	18,544
Accounts and notes receivable, less allowance for doubtful accounts of $1,471 and $1,703 in 2010 and 2009	26,288	26,982
Deferred charges and other assets	18,891	22,310
	$741,722	$766,281

Liabilities and accumulated deficiency in assets:
Notes payable	$1,125,618	$1,092,806
Accounts payable and other liabilities	37,292	50,615
TRG's accumulated deficiency in assets	(224,636)	(205,566)
Unconsolidated Joint Venture Partners' accumulated deficiency in assets	(196,552)	(171,574)
	$741,722	$766,281

TRG's accumulated deficiency in assets (above)	$(224,636)	$(205,566)
TRG basis adjustments, including elimination of intercompany profit	68,682	70,371
TCO's additional basis	62,747	64,694
Net Investment in Unconsolidated Joint Ventures	$(93,207)	$(70,501)
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures	170,329	160,305
Investment in Unconsolidated Joint Ventures	$77,122	$89,804

	Year Ended December 31
	2010	2009	2008
Revenues	$270,391	$272,535	$271,813
Maintenance, taxes, utilities, and other operating expenses	$90,680	$95,775	$93,218
Litigation charges (Note 14)		38,500
Interest expense	63,835	64,405	65,002
Depreciation and amortization	37,234	38,396	39,756
Total operating costs	$191,749	$237,076	$197,976
Nonoperating income	2	87	683
Net income	$78,644	$35,546	$74,520

Net income attributable to TRG	$45,092	$10,748	$41,857
Realized intercompany profit, net of depreciation on TRG’s basis adjustments	2,266	2,686	3,770
Depreciation of TCO's additional basis	(1,946)	(1,946)	(1,948)
Impairment charge			(8,323)
Equity in income of Unconsolidated Joint Ventures	$45,412	$11,488	$35,356

Beneficial interest in Unconsolidated Joint Ventures’ operations:
Revenues less maintenance, taxes, utilities, and other operating expenses	$100,682	$67,815	$101,089
Interest expense	(33,076)	(33,427)	(33,777)
Depreciation and amortization	(22,194)	(22,900)	(23,633)
Impairment charge			(8,323)
Equity in income of Unconsolidated Joint Ventures	$45,412	$11,488	$35,356

Index to Consolidated Financial Statements and Schedules
TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Other

The provision for losses on accounts receivable of the Unconsolidated Joint Ventures was $0.5 million, $0.9 million, and $1.0 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Deferred charges and other assets of $18.9 million at December 31, 2010 were comprised of leasing costs of $30.9 million, before accumulated amortization of $(18.9) million, net deferred financing costs of $2.8 million, and other net charges of $4.1 million. Deferred charges and other assets of $22.3 million at December 31, 2009 were comprised of leasing costs of $26.6 million, before accumulated amortization of $(13.7) million, net deferred financing costs of $2.6 million, and other net charges of $6.7 million.

The estimated fair value of the Unconsolidated Joint Ventures’ notes payable was $1.2 billion and $1.1 billion at December 31, 2010 and 2009, respectively.

Depreciation expense on properties for 2010, 2009, and 2008 was $32.3 million, $33.8 million, and $36.1 million, respectively.

Note 5 – Accounts and Notes Receivable

Accounts and notes receivable at December 31, 2010 and December 31, 2009 are summarized as follows:

	2010	2009
Trade	$24,515	$21,767
Notes	10,517	9,175
Straight-line rent and recoveries	22,840	20,455
	$57,872	$51,397
Less: Allowance for doubtful accounts and notes	(7,966)	(6,894)
	$49,906	$44,503

Notes receivable as of December 31, 2010 provide interest at a range of interest rates from 2.9% to 10.0% (with a weighted average interest rate of 5.1%) and mature at various dates through December 2019. The balances at December 31, 2010 and 2009 included $4.0 million and $2.0 million, respectively, of notes receivable from certain tenants at The Pier Shops. The Company has recorded a provision of $1.4 million against these notes, which was charged to income in 2008. The balance of notes receivable at December 31, 2010 and 2009 included $6.5 million and $7.2 million, respectively, related to the joint venture partners at Westfarms for their share of the litigation charges that were paid in 2009 (Note 4).

Note 6 – Deferred Charges and Other Assets

Deferred charges and other assets at December 31, 2010 and December 31, 2009 are summarized as follows:

	2010	2009
Leasing costs	$37,780	$33,991
Accumulated amortization	(17,282)	(15,286)
	$20,498	$18,705
Deferred financing costs, net	5,399	5,679
Restricted cash	7,599	3,464
Intangibles, net	252	1,247
Insurance deposit (Note 16)	10,135	9,689
Investments (Note 16)	2,061	1,665
Interest rate contract (Note 9)	4,856
Deferred tax asset, net	7,537	7,587
Prepaid expenses	3,487	3,302
Other, net	8,266	7,231
	$70,090	$58,569

Index to Consolidated Financial Statements and Schedules
TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 7 – Notes Payable

Notes payable at December 31, 2010 and December 31, 2009 consist of the following:

	2010	2009	Stated Interest Rate	Maturity Date	Balance Due on Maturity		Facility Amount
Beverly Center	$322,700	$328,365	5.28%	02/11/14	$303,277
Cherry Creek Shopping Center	280,000	280,000	5.24%	06/08/16	280,000
Dolphin Mall	10,000	64,000	LIBOR + 0.70%	02/14/11(1)	10,000		(1)
Fairlane Town Center	80,000	80,000	LIBOR + 0.70%	02/14/11(1)	80,000		(1)
Great Lakes Crossing Outlets	132,262	135,144	5.25%	03/11/13	125,507
International Plaza	325,000	325,000	LIBOR +1.15% (2)	01/08/11(2)	325,000
MacArthur Center	131,000		LIBOR + 2.35% (3)	09/01/20	117,234
MacArthur Center		129,358	7.59%
Northlake Mall	215,500	215,500	5.41%	02/06/16	215,500
The Mall at Partridge Creek	82,140		6.15%	07/06/20	70,433
The Mall at Partridge Creek		73,770	LIBOR + 1.15%				81,000
The Pier Shops at Caesars (Note 3)	135,000	135,000	(4)	(4)
Regency Square (Note 3)	72,690	74,085	6.75% (5)	11/01/11(5)	71,569	(5)
The Mall at Short Hills	540,000	540,000	5.47%	12/14/15	540,000
Stony Point Fashion Park	105,484	107,237	6.24%	06/01/14	98,585
Twelve Oaks Mall			LIBOR + 0.70%	02/14/11(1)			(1)
The Mall at Wellington Green	200,000	200,000	5.44%	05/06/15	200,000
Line of Credit	24,784	3,560	Variable Bank Rate	02/14/12	24,784		40,000 (6)
	$2,656,560	$2,691,019

(1)
Dolphin, Fairlane, and Twelve Oaks are the borrowers and collateral for the $550 million revolving credit facility. The unused borrowing capacity at December 31, 2010 was $394 million. Sublimits may be reallocated quarterly but not more often than twice a year. In February 2011, the maturity date was extended for one year.

(2)
Stated interest rate was swapped to an effective rate of 5.01%, until January 2011. In January 2011, the loan was extended for one year, at a new principal amount of $272.4 million, and has a one-year extension option remaining. The loan floats at LIBOR + 1.15% during the extension period.

(3)	Stated interest rate is swapped to an effective rate of 4.99%.
(4)	The Pier Shops’ loan is in default. Interest accrues at the default rate of 10.01% rather than the original stated rate of 6.01% (Note 3).
(5)
The Company has announced that it will discontinue financial support of Regency Square. As a result the Company is in discussions with the lender about the center's future ownership. As of December 31, 2010 the loan was not in default.

(6)	The unused borrowing capacity at December 31, 2010 was $12 million.

Notes payable are collateralized by properties with a net book value of $2.0 billion at December 31, 2010.

The following table presents scheduled principal payments on notes payable as of December 31, 2010:

2011	$499,510	(1)
2012	37,613
2013	137,223
2014	405,935
2015	742,766
Thereafter	698,513
Debt in Default	135,000
	$2,656,560

(1)	Includes $90 million with a one-year extension option and $325 million with two one-year extension options. Both loans were extended for one year to February 2012.

Index to Consolidated Financial Statements and Schedules
TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2011 Maturities

In January 2011, the International Plaza loan was extended to a maturity of January 2012. The principal balance on the loan was required to be paid down by $52.6 million. The Company funded its $26.4 million beneficial share of the paydown with funds from the revolving lines of credit. The principal on the loan is now $272.4 million at 100%, and $136.5 million at the Company’s beneficial share. The rate on the loan had been fixed at 5.01% due to an interest rate swap that also matured in January. The loan has now reverted to a floating rate at LIBOR plus 1.15%. The extended loan is prepayable at any time and has an additional one-year extension option.

The $250 million loan at Fair Oaks, a 50% owned Unconsolidated Joint Venture (Note 4), matures in April 2011 and has two one-year extension options. Currently the loan is fixed at 4.22% due to an interest rate swap that also matures in April. Notice has been given to the lender to exercise the option to extend the maturity to April 2012. When the loan is extended the loan will revert to a floating rate at LIBOR plus 1.40%. However the loan is prepayable, and the Company believes it can fully refinance the principal balance, if it chooses to do so.

In December 2010, the Company extended its $40 million line of credit and in February 2011, extended the $550 million line of credit. Both lines were extended for one year.

The Company had $406 million of availability on its lines of credit as of December 31, 2010. In connection with the extension of the $550 million line of credit, the borrowing limits attributable to each of the three centers securing the line were reallocated. Considering the facilities as adjusted, $447 million would have been available as of December 31, 2010. There are outstanding letters of credit of $28.2 million that reduce the availability of the lines of credit as of December 31, 2010.

The loan on Regency Square matures in November 2011, see Note 3 for more information.

Loan in Default

The $135 million loan encumbering The Pier Shops is currently in default (see Notes 3 and 14 regarding additional information on the center and the default on this loan).

Debt Covenants and Guarantees

Certain loan agreements contain various restrictive covenants, including a minimum net worth requirement, a maximum payout ratio on distributions, a minimum debt yield ratio, a maximum leverage ratio, minimum interest coverage ratios and a fixed charges coverage ratio, the latter being the most restrictive. Other than The Pier Shops’ loan, which is in default, the Company is in compliance with all of its covenants and loan obligations as of December 31, 2010. The default on The Pier Shops’ loan did not trigger, and a default on the Regency Square loan will not trigger, any cross defaults on the Company’s other indebtedness. The maximum payout ratio on distributions covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain the Company's tax status, pay preferred distributions, and for distributions related to the sale of certain assets.

Payments of principal and interest on the loans in the following table are guaranteed by the Operating Partnership as of December 31, 2010.

Center	Loan Balance as of 12/31/10	TRG's Beneficial Interest in Loan Balance as of 12/31/10	Amount of Loan Balance Guaranteed by TRG as of 12/31/10	% of Loan Balance Guaranteed by TRG	% of Interest Guaranteed by TRG
	(in millions)
Dolphin Mall	$10.0	$10.0	$10.0	100%	100%
Fairlane Town Center	80.0	80.0	80.0	100	100
Twelve Oaks Mall	–	–	–	100	100

Index to Consolidated Financial Statements and Schedules
TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Company is required to escrow cash balances for specific uses stipulated by its lenders. As of December 31, 2010 and December 31, 2009, the Company’s cash balances restricted for these uses were $7.6 million and $3.5 million, respectively. Such amounts are included within Deferred Charges and Other Assets in the Company’s Consolidated Balance Sheet.

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

	At 100%		At Beneficial Interest
	Consolidated Subsidiaries	Unconsolidated Joint Ventures	Consolidated Subsidiaries	Unconsolidated Joint Ventures
Debt as of:
December 31, 2010	$2,656,560	$1,125,618	$2,297,460	$575,103
December 31, 2009	2,691,019	1,092,806	2,332,030	559,817

Capitalized interest:
Year ended December 31, 2010	$319		$319
Year ended December 31, 2009	1,257	$23	1,246	$11

Interest expense:
Year ended December 31, 2010	$152,708	$63,835	$131,484	$33,076
Year ended December 31, 2009	145,670	64,405	125,823	33,427

Note 8 – Noncontrolling Interests

Redeemable Noncontrolling Interests

In October 2010, the Company's new president of Taubman Asia (the Asia President) obtained an ownership interest in Taubman Asia, a consolidated subsidiary. The Asia President is entitled to 10% of Taubman Asia's dividends, with 85% of his dividends being withheld as contributions to capital. These withholdings will continue until he contributes and maintains his capital consistent with a 10% ownership interest, including all capital funded by the Operating Partnership for Taubman Asia's operating and investment activities subsequent to the Asia President obtaining his ownership interest. The Operating Partnership will have a preferred investment in Taubman Asia to the extent the Asia President has not yet contributed capital commensurate with his ownership interest. This preferred investment will accrue an annual preferential return equal to the Operating Partnership's average borrowing rate (with the preferred investment and accrued return together being referred to herein as the preferred interest). Taubman Asia has the ability to call, and the Asia President has the ability to put, the Asia President’s ownership interest, subject to certain conditions including the termination of the Asia President’s employment and the expiration of certain required holding periods. The redemption price for the ownership interest is a nominal amount through 2013 and subsequently 50% (increasing to 100% in May 2015) of the fair value of the ownership interest less the amount required to return the Operating Partnership’s preferred interest. The Company has determined that the Asia President's ownership interest in Taubman Asia qualifies as an equity award, considering its specific redemption provisions, and accounts for it as a contingently redeemable noncontrolling interest, with a redemption value of zero at December 31, 2010. Adjustments to the redemption value will be recorded through equity.

Index to Consolidated Financial Statements and Schedules
TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

In July 2010, the Company formed a joint venture that will focus on developing and owning outlet shopping centers. The Company owns a 90% controlling interest and consolidates the venture, while the joint venture partner owns a 10% interest. The amount of capital that the joint venture partner is required to contribute is capped. The Company will have a preferred investment to the extent it contributes capital in excess of the amount commensurate with its ownership interest. At any time after June 2012, the Company will have the right to purchase the joint venture partner's entire interest and the joint venture partner will have the right to require the Company to purchase the joint venture partner's entire interest. Additionally, the parties each have a one-time put and/or call on the joint venture partner’s interest in any stabilized centers, while still maintaining the ongoing joint venture relationship. The purchase price of the joint venture partner's interest will be based on fair value. Considering the redemption provisions, the Company accounts for the joint venture partner’s interest as a contingently redeemable noncontrolling interest with a redemption value of zero at December 31, 2010. Adjustments to the redemption value will be recorded through equity.

Reconciliation of redeemable noncontrolling interests:	2010
Balance January 1, 2010	$-
Contributions	79
Allocation of net loss	(79)
Balance December 31, 2010	$-

Equity Balances and Income (Loss) Allocable to Noncontrolling Interests

The net equity balance of the noncontrolling interests as of December 31, 2010 and December 31, 2009 includes the following:

	2010	2009
Non-redeemable noncontrolling interests:
Noncontrolling interests in consolidated joint ventures	$(100,355)	$(100,014)
Noncontrolling interests in partnership equity of TRG	(93,012)	(75,393)
Preferred equity of TRG	29,217	29,217
	$(164,150)	$(146,190)

Income attributable to the noncontrolling interests for the year ended December 31, 2010, 2009, and 2008 includes the following:

	2010	2009	2008
Net income (loss) attributable to noncontrolling interests:
Non-redeemable noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	$9,859	$3,115	$7,441
Distributions in excess of noncontrolling share of income of consolidated joint ventures			8,594
TRG Series F preferred distributions	2,460	2,460	2,460
Noncontrolling share of income (loss) of TRG	26,219	(31,224)	(11,338)
Distributions in excess of noncontrolling share of income of TRG			55,370
	38,538	(25,649)	62,527
Redeemable noncontrolling interests	(79)
	$38,459	$(25,649)	$62,527

Index to Consolidated Financial Statements and Schedules
TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Equity Transactions

The following schedule presents the effects of changes in Taubman Centers, Inc.’s ownership interest in consolidated subsidiaries on Taubman Centers, Inc.’s equity:

	Year Ended December 31,
	2010	2009	2008
Net income (loss) attributable to Taubman Centers, Inc. common shareowners	$47,599	$(69,706)	$(86,659)
Transfers (to) from the noncontrolling interest –
Increase (Decrease) in Taubman Centers, Inc.’s paid-in capital for the acquisition of additional units of TRG under the Continuing Offer	(989)	(484)
Net transfers (to) from noncontrolling interests	(989)	(484)
Change from net income (loss) attributable to Taubman Centers, Inc. and transfers (to) from noncontrolling interests	$46,610	$(70,190)	$(86,659)

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

Finite Life Entities

ASC Topic 480, “Distinguishing Liabilities from Equity” establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. At December 31, 2010, the Company held controlling majority interests in consolidated entities with specified termination dates in 2081 and 2083. The noncontrolling owners’ interests in these entities are to be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entity. The estimated fair value of these noncontrolling interests were approximately $175.1 million at December 31, 2010, compared to a book value of $(99.1) million, which was classified as Noncontrolling Interests in the Company’s Consolidated Balance Sheet.

Note 9 – Derivative and Hedging Activities

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

Index to Consolidated Financial Statements and Schedules
TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

As of December 31, 2010, the Company had the following outstanding interest rate derivatives that were designated and are expected to be effective as cash flow hedges of the interest payments on the associated debt.

Instrument Type	Ownership	Notional Amount	Swap Rate	Credit Spread on Loan	Total Swapped Rate on Loan	Maturity Date
Consolidated Subsidiaries:
Receive variable (LIBOR) /pay-fixed swap	50.1%	$325,000	3.86%	1.15%	5.01%	January 2011
Receive variable (LIBOR) /pay-fixed swap (1)	95.0	131,000	2.64	2.35	4.99	September 2020
Unconsolidated Joint Ventures:
Receive variable (LIBOR) /pay-fixed swap	50.0	250,000	2.82	1.40	4.22	April 2011
Receive variable (LIBOR) /pay-fixed swap	50.0	30,000	5.05	0.90	5.95	November 2012

(1)	The notional amount of the swap is equal to the outstanding principal balance on the loan, which begins amortizing in September 2012.

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

The Company expects that approximately $6.0 million of the AOCI of Taubman Centers, Inc. and the noncontrolling interests will be reclassified from AOCI and recognized as a reduction of income in the following 12 months.

As of December 31, 2010, the Company had $2.6 million of net realized losses included in AOCI resulting from discontinued cash flow hedges related to settled derivative instruments that are being recognized as a reduction of income over the term of the hedged debt.

The following tables present the effect of derivative instruments on the Company’s Consolidated Statement of Operations and Comprehensive Income for the years ended December 31, 2010, 2009, and 2008. The tables include the location and amount of unrealized gains and losses on outstanding derivative instruments in cash flow hedging relationships and the location and amount of realized losses reclassified from AOCI into income resulting from settled derivative instruments associated with hedged debt.

Index to Consolidated Financial Statements and Schedules
TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

During the years ended December 31, 2010, 2009, and 2008 the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
	2010	2009	2008		2010	2009	2008
Derivatives in cash flow hedging relationships:
Interest rate contracts – consolidated subsidiaries	$15,351	$6,402	$(16,138)	Interest Expense	$(12,876)	$(11,474)	$(3,267)
Interest rate contracts – UJVs	2,494	1,516	(5,309)	Equity in Income of UJVs	(3,945)	(3,761)	(383)
Total derivatives in cash flow hedging relationships	$17,845	$7,918	$(21,447)		$(16,821)	$(15,235)	$(3,650)

Realized losses on settled cash flow hedges:
Interest rate contracts – consolidated subsidiaries				Interest Expense	$(886)	$(886)	$(885)
Interest rate contract – UJVs				Equity in Income of UJVs	(376)	(376)	(375)
Total realized losses on settled cash flow hedges					$(1,262)	$(1,262)	$(1,260)

The Company records all derivative instruments at fair value in the Consolidated Balance Sheet. The following table presents the location and fair value of the Company’s derivative financial instruments as reported in the Consolidated Balance Sheet as of December 31, 2010 and 2009.

		Fair Value
	Consolidated Balance Sheet Location	December 31 2010	December 31 2009
Derivatives designated as hedging instruments:
Asset derivatives-
Interest rate contract – consolidated subsidiaries	Deferred Charges and Other Assets	$4,856
Liability derivatives:
Interest rate contract – consolidated subsidiaries	Accounts Payable and Accrued Liabilities	$(291)	$(10,786)
Interest rate contracts – UJVs	Investment in UJVs	(1,964)	(4,458)
Total liabilities designated as hedging instruments		$(2,255)	$(15,244)

Index to Consolidated Financial Statements and Schedules
TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Contingent Features

As of December 31, 2010 and 2009, all four of the Company's outstanding derivatives contain provisions that state if the hedged entity defaults on any of its indebtedness in excess of $1 million, then the derivative obligation could also be declared in default. In addition, one of the four outstanding derivatives contains a provision that if the Company defaults on an obligation in excess of $1 million on its $40 million line of credit, then the derivative obligation could also be declared in default. Although the Company is currently in default on the debt relating to The Pier Shops, the Company is not in default on any debt obligations that would trigger a credit risk related default on its current outstanding derivatives. The Regency Square loan was not in default as of December 31, 2010, and a default on this loan would not trigger a credit-risk related default on the Company’s current outstanding derivatives.

As of December 31, 2010 and 2009, the fair value of derivative instruments with credit-risk-related contingent features that are in a liability position was $2.3 million and $15.2 million, respectively. As of December 31, 2010 and 2009, the Company was not required to post any collateral related to these agreements. If the Company breached any of these provisions it would be required to settle its obligations under the agreements at their fair value. See Note 16 for fair value information on derivatives.

Note 10 – Leases

Shopping center space is leased to tenants and certain anchors pursuant to lease agreements. Tenant leases typically provide for minimum rent, percentage rent, and other charges to cover certain operating costs. Future minimum rent under operating leases in effect at December 31, 2010 for operating centers assuming no new or renegotiated leases or option extensions on anchor agreements, is summarized as follows:

2011	$310,819
2012	283,564
2013	259,245
2014	232,750
2015	202,294
Thereafter	653,240

The table above excludes $9.5 million in 2011 and $55.8 million thereafter for The Pier Shops and Regency Square.

Certain shopping centers, as lessees, have ground and building leases expiring at various dates through the year 2107. In addition, one center has the option to extend the lease term for five 10-year periods and another center has an option to extend the term for three 10-year periods. Ground rent expense is recognized on a straight-line basis over the lease terms. The Company also leases its office facilities and certain equipment. Office facility leases expire at various dates through the year 2015. Additionally, two of the leases have 5-year extension options and one lease has a 3-year extension option. The Company’s U.S. headquarters is rented from an affiliate of the Taubman family under a 10-year lease, with a 5-year extension option. Rental expense on a straight-line basis under operating leases was $10.2 million in 2010, $9.9 million in 2009, and $10.8 million in 2008. Included in these amounts are related party office rental expense of $2.3 million in 2010 through 2008. Payables representing straightline rent adjustments under lease agreements were $37.8 million and $36.7 million as of December 31, 2010 and 2009, respectively.

The following is a schedule of future minimum rental payments required under operating leases, excluding the ground lease at The Pier Shops:

2011	$8,685
2012	9,639
2013	9,564
2014	8,734
2015	6,335
Thereafter	358,468

Index to Consolidated Financial Statements and Schedules
TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The table above includes $2.6 million in each year from 2011 through 2014 and $0.7 in 2015 of related party amounts. The Pier Shops is subject to a ground lease with base rentals of $1.0 million plus percentage rent until 2081. The ground lease obligation will be transferred along with the title to The Pier Shops upon extinguishment of the loan obligation (Note 3).

In 2010, the Company finalized agreements regarding City Creek Center, a mixed-use project in Salt Lake City, Utah. The Company is currently providing development and leasing services and will be the manager for the retail space, which the Company will own under a long-term participating lease. City Creek Reserve, Inc. (CCRI), an affiliate of the LDS Church, is the participating lessor and is providing all of the construction financing. The Company owns 100% of the leasehold interest in the retail buildings and property. In addition to the minimum rent included in the table above, the Company will pay contingent rent based on the performance of the center. CCRI has an option to purchase the Company’s interest at fair value at various points in time over the term of the lease. Under the agreements, the Company will pay $75 million to CCRI upon opening of the retail center in March 2012. As required, the Company has issued to CCRI a $25 million letter of credit, which will remain in place until the $75 million is paid.

Note 11 – The Manager

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

A. Alfred Taubman and certain of his affiliates receive various management services from the Manager. For such services, Mr. Taubman and affiliates paid the Manager approximately $2.1 million, $1.6 million, and $2.2 million in 2010, 2009, and 2008, respectively. These amounts are classified in Management, Leasing, and Development Services revenues within the Consolidated Statement of Operations and Comprehensive Income.

Other related party transactions are described in Notes 10, 12, and 14.

In 2009, in response to the decreased level of active projects due to the downturn in the economy, the Company reduced its workforce by about 40 positions, primarily in areas that directly or indirectly affect its development initiatives in the U.S. and Asia. A restructuring charge of $2.5 million was recorded in 2009, which primarily represents the cost of terminations of personnel.

Note 12 – Share-Based Compensation and Other Employee Plans

In 2008, the Company’s shareowners approved The Taubman Company 2008 Omnibus Long-Term Incentive Plan (2008 Omnibus Plan). The 2008 Omnibus Plan provides for the award to directors, officers, employees, and other service providers of the Company of restricted shares, restricted units of limited partnership in the Operating Partnership, options to purchase shares or Operating Partnership units, unrestricted shares or Operating Partnership units, and other awards to acquire Company common shares or Operating Partnership units. In addition, non-employee directors have the option to defer their compensation, other than their meeting fees, under a deferred compensation plan.

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

Index to Consolidated Financial Statements and Schedules
TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Prior to the adoption of the 2008 Omnibus Plan, the Company provided share-based compensation through an incentive option plan, a long-term incentive plan, and non-employee directors' stock grant and deferred compensation plans.

The compensation cost charged to income for the Company’s share-based compensation plans was $7.7 million, $8.7 million, and $7.6 million for the years ended December 31, 2010, 2009, and 2008, respectively. Compensation cost capitalized as part of properties and deferred leasing costs was $0.3 million, $0.3 million, and $0.9 million for the years ended December 31, 2010, 2009, and 2008, respectively.

The Company currently recognizes no tax benefits from the recognition of compensation cost or tax deductions incurred upon the exercise or vesting of share-based awards. Allocations of compensation cost or deduction to the Company’s corporate taxable REIT subsidiaries from the Company's Manager, which is treated as a partnership for federal income tax purposes, have not resulted in the recognition of tax benefits due to the Company’s current income tax position (Note 2).

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

Options

Options are granted to purchase units of limited partnership interest in the Operating Partnership, which are exchangeable for new shares of the Company’s stock under the Continuing Offer (Note 14). The options have ten-year contractual terms.

In the first quarter of 2009, 1.4 million options were granted that vested during the third quarter of 2009 due to the satisfaction of the vesting condition of the closing price of the Company’s common stock, as quoted on the New York Stock Exchange, being $30 or greater for ten consecutive trading days. The entire compensation cost was recognized in 2009 due to the satisfaction of the vesting condition.

In addition, the Company granted 40,000 options in the second quarter of 2009. These options vest one third each year over three years, if continuous service has been provided or upon retirement or certain other events if earlier.

The Company estimated the value of the options granted during the first quarter 2009 using a Monte Carlo simulation due to the market-based vesting condition. The Company estimated the values of the options issued during the second quarter of 2009 and the year ended December 31, 2008 using a Black-Scholes valuation model. Significant assumptions employed include the following:

	1st Quarter	2nd Quarter
	2009	2009	2008
Expected volatility	29.61%	40.65%	24.33%
Expected dividend yield	8.00%	7.00%	3.50%
Expected term (in years)	N/A	6	6
Risk-free interest rate	2.83%	2.57%	3.08%
Weighted average grant-date fair value	$1.35	$5.04	$9.31

Index to Consolidated Financial Statements and Schedules
TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

A summary of option activity for the years ended December 31, 2010, 2009, and 2008 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Range of Exercise Prices

Outstanding at January 1, 2008	1,330,646	$36.54	7.8	$29.38 - $55.90
Granted	230,567	50.65
Exercised	(210,736)	31.55

Outstanding at December 31, 2008	1,350,477	$39.73	7.2	$29.38 - $55.90
Granted	1,439,135	14.13
Exercised	(1,140,003)	13.98
Forfeited	(20,000)	31.31

Outstanding at December 31, 2009	1,629,609	$35.24	6.8	$13.83 - $55.90
Exercised	(176,828)	20.75
Outstanding at December 31, 2010	1,452,781	$37.00	5.7	$13.83 – $55.90

Fully vested options at December 31, 2010	1,154,265	$37.31	5.8

There were 0.4 million options that vested during the year ended December 31, 2010.

Of the 1.5 million total options outstanding excluding 0.2 million granted in the first quarter of 2009, 0.9 million have vesting schedules with one-third vesting at each of the first, second, and third years of the grant anniversary, if continuous service has been provided or upon retirement or certain other events if earlier. Substantially all of the other 0.4 million options outstanding have vesting schedules with one-third vesting at each of the third, fifth, and seventh years of the grant anniversary, if continuous service has been provided and certain conditions dependent on the Company’s market performance in comparison to its competitors have been met, or upon retirement or certain events if earlier.

The aggregate intrinsic value (the difference between the period end stock price and the option exercise price) of in-the-money options outstanding and in-the-money fully vested options as of December 31, 2010 was $20.8 million and $16.4 million, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2010, 2009, and 2008 was $4.0 million, $22.6 million, and $4.1 million, respectively. Cash received from option exercises for the years ended December 31, 2010, 2009, and 2008 was $3.7 million, $15.9 million, and $6.6 million, respectively.

As of December 31, 2010 there were 0.3 million nonvested options outstanding, and $0.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.0 years.

Under both the prior option plan and the 2008 Omnibus Plan, vested unit options can be exercised by tendering mature units with a market value equal to the exercise price of the unit options. In 2002, Robert S. Taubman, the Company’s chief executive officer, exercised options for 3.0 million units by tendering 2.1 million mature units and deferring receipt of 0.9 million units under the unit option deferral election. As the Operating Partnership pays distributions, the deferred option units receive their proportionate share of the distributions in the form of cash payments. Beginning with the ten year anniversary of the date of exercise (unless Mr. Taubman retires earlier), the deferred partnership units will be issued in ten annual installments. The deferred units are accounted for as participating securities of the Operating Partnership. In January 2011, an amendment was made to extend the issuance of the deferred units to begin in December 2017.

Index to Consolidated Financial Statements and Schedules
TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Performance Share Units

In 2010 and 2009, the Company granted performance share units (PSU) under the 2008 Omnibus Plan (as amended). Each PSU represents the right to receive, upon vesting, shares of the Company’s common stock ranging from 0-300% of the PSU based on the Company’s market performance relative to that of a peer group. The vesting date is March 2013 and March 2012 for the 2010 and 2009 grants, respectively, if continuous service has been provided or upon retirement or certain other events if earlier. No dividends accumulate during the vesting period.

The Company estimated the value of the PSU granted in 2010 and 2009 using a Monte Carlo simulation, considering historical returns of the Company and the peer group of companies, a risk-free interest rate of 1.1% and 1.3% in 2010 and 2009, respectively, and measurement periods of 2.78 and 3.00 years for the 2010 and 2009 grants, respectively. When used in the simulation, the value of the Company's stock was reduced by the discounted present value of expected dividends during the vesting period. The resulting weighted average grant-date fair values were $63.54 and $15.60 in 2010 and 2009, respectively.

A summary of PSU activity for the years ended December 31, 2010 and 2009 is presented below:

	Number of Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2009	-
Granted	196,943	$15.60
Outstanding at December 31, 2009	196,943	$15.60
Granted	75,413	$63.54
Outstanding at December 31, 2010	272,356	$28.88

None of the PSU outstanding at December 31, 2010 were vested. No PSU were granted in 2008. As of December 31, 2010, there was $4.7 million of total unrecognized compensation cost related to nonvested PSU outstanding. This cost is expected to be recognized over an average period of 1.9 years.

Restricted Share Units

In 2010 and 2009, restricted share units (RSU) were issued under the 2008 Omnibus Plan (as amended) and represent the right to receive upon vesting one share of the Company’s common stock. The vesting date is March 2013 and March 2012 for the 2010 and 2009 grants, respectively, if continuous service has been provided through that period, or upon retirement or certain other events if earlier. No dividends accumulate during the vesting period.

The Company estimated the value of the RSU granted in 2010 and 2009 using the Company’s common stock at the grant date deducting the present value of expected dividends during the vesting period using a risk-free rate of 1.1% and 1.3%, respectively. The result of the Company’s valuation was a weighted average grant-date fair value of $35.37 and $8.99 for 2010 and 2009, respectively.

In 2008, RSU were issued under the Taubman Company 2005 Long-Term Incentive Plan (LTIP), which was shareowner approved. Each of these RSU represents the right to receive upon vesting one share of the Company’s common stock plus a cash payment equal to the aggregate cash dividends that would have been paid on such share of common stock from the date of grant of the award to the vesting date. These RSU vest three years from the grant date if continuous service has been provided for that period, or upon retirement or certain other events if earlier. Each of these RSU were valued at the closing price of the Company’s common stock on the grant date.

Index to Consolidated Financial Statements and Schedules
TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

A summary of RSU activity for the years ended December 31, 2010, 2009, and 2008 is presented below:

	Number of Restricted Stock Units	Weighted average Grant Date Fair Value
Outstanding at January 1, 2008	358,297	$41.63
Granted	121,037	50.65
Forfeited	(8,256)	48.69
Redeemed	(136,200)	32.15
Outstanding at December 31, 2008	334,878	48.57
Granted	368,588	8.99
Forfeited	(17,532)	37.00
Redeemed	(118,824)	40.38
Outstanding at December 31, 2009	567,110	24.92
Granted	144,588	35.37
Forfeited	(2,057)	56.44
Redeemed	(91,757)	14.71
Outstanding at December 31, 2010	617,884	$22.72

Based on an analysis of historical employee turnover, the Company has made an annual forfeiture assumption of 2.4% of grants when recognizing compensation costs relating to the RSU.

The total intrinsic value of RSU redeemed during the years ended December 31, 2010, 2009, and 2008 was $3.6 million, $1.9 million, and $6.7 million, respectively.

All of the RSU outstanding at December 31, 2010 were nonvested. As of December 31, 2010, there was $4.8 million of total unrecognized compensation cost related to nonvested RSU outstanding. This cost is expected to be recognized over an average period of 1.8 years.

Non-Employee Directors’ Stock Grant and Deferred Compensation Plans

The Non-Employee Directors’ Stock Grant Plan (SGP), which was shareowner approved, provided for the annual grant to each non-employee director of the Company shares of the Company’s common stock based on the fair value of the Company's common stock on the last business day of the preceding quarter. Quarterly grants beginning in July 2008 were made under the 2008 Omnibus Plan. The annual fair market value of the grant was $50,000 in 2010, 2009, and 2008. As of December 31, 2010, 2,875 shares have been issued under the SGP and 3,813 shares have been issued under the 2008 Omnibus Plan. Certain directors have elected to defer receipt of their shares as described below.

The Non-Employee Directors’ Deferred Compensation Plan (DCP), which was approved by the Company’s Board of Directors, allows each non-employee director of the Company the right to defer the receipt of all or a portion of his or her annual director retainer until the termination of his or her service on the Company’s Board of Directors and for such deferred compensation to be denominated in restricted stock units, representing the right to receive shares of the Company’s common stock at the end of the deferral period. During the deferral period, when the Company pays cash dividends on its common stock, the directors’ deferral accounts will be credited with dividend equivalents on their deferred restricted stock units, payable in additional restricted stock units based on the then-fair market value of the Company’s common stock. There were 56,051 restricted stock units outstanding under the DCP at December 31, 2010.

Other Employee Plans

As of December 31, 2010 and 2009, the Company had fully vested awards outstanding for 18,572 and 17,803 notional shares of stock, respectively, under a previous long-term performance compensation plan. These awards will be settled in cash based on a twenty day average of the market value of the Company's common stock. The liability for the eventual payout of these awards is marked to market quarterly based on the twenty day average of the Company's stock price. The Company recorded compensation costs of $0.3 million, $0.2 million, and $(1.9) million relating to this plan for the years ended December 31, 2010, 2009, and 2008, respectively. The majority of the awards under this plan were paid out in early 2009. No payments were made in 2010 or 2008.

Index to Consolidated Financial Statements and Schedules
TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Company has a voluntary retirement savings plan established in 1983 and amended and restated effective January 1, 2001 (the Plan). The Plan is qualified in accordance with Section 401(k) of the Internal Revenue Code (the Code). The Company contributes an amount equal to 2% of the qualified wages of all qualified employees and matches employee contributions in excess of 2% up to 7% of qualified wages. In addition, the Company may make discretionary contributions within the limits prescribed by the Plan and imposed in the Code. The Company’s contributions and costs relating to the Plan were $2.7 million in 2010, $2.6 million in 2009, and $2.0 million in 2008.

Note 13 – Common and Preferred Stock and Equity of TRG

Outstanding Preferred Stock and Equity

The Company is obligated to issue to the noncontrolling partners of TRG, upon subscription, one share of Series B Non-Participating Convertible Preferred Stock (Series B Preferred Stock) for each of the Operating Partnership units held by the noncontrolling partners. Each share of Series B Preferred Stock entitles the holder to one vote on all matters submitted to the Company's shareowners. The holders of Series B Preferred Stock, voting as a class, have the right to designate up to four nominees for election as directors of the Company. On all other matters, including the election of directors, the holders of Series B Preferred Stock will vote with the holders of common stock. The holders of Series B Preferred Stock are not entitled to dividends or earnings of the Company. The Series B Preferred Stock is convertible into common stock at a ratio of 14,000 shares of Series B Preferred Stock for one share of common stock. During the years ended December 31, 2010, 2009, and 2008, 126,109 shares, 70,000 shares, and 95,000 shares of Series B Preferred Stock, respectively, were converted to 7 shares, 3 shares, and 4 shares of the Company’s common stock, respectively, as a result of tenders of units under the Continuing Offer (Note 14).

The Operating Partnership’s $30 million 8.2% Cumulative Redeemable Preferred Partnership Equity (Series F Preferred Equity) is owned by institutional investors, and has no stated maturity, sinking fund, or mandatory redemption requirements. Distributions are cumulative and are payable in arrears on or before the last day of each calendar quarter. All accrued distributions have been paid. As of May 2009, the Company can redeem the Series F Preferred Equity. The holders of Series F Preferred Equity have the right, beginning in 2014, to exchange $100 in liquidation value of such equity for one share of Series F Preferred Stock. The terms of the Series F Preferred Stock are substantially similar to those of the Series F Preferred Equity. The Series F Preferred Stock is non-voting.

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

The $87 million 7.625% Series H Cumulative Redeemable Preferred Stock (Series H Preferred Stock), which was issued in 2005, has no stated maturity, sinking fund, or mandatory redemption requirements and is not convertible into any other security of the Company. Dividends are cumulative and are payable in arrears on or before the last day of each calendar quarter. All accrued dividends have been paid. As of July 2010, the Series H Preferred Stock can be redeemed by the Company at $25 per share, plus accrued dividends. The Company owns corresponding Series H Preferred Equity interests in the Operating Partnership that entitle the Company to income and distributions (in the form of guaranteed payments) in amounts equal to the dividends payable on the Company’s Series H Preferred Stock. The Series H Preferred Stock is non-voting.

Index to Consolidated Financial Statements and Schedules
TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 14 – Commitments and Contingencies

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

Based on a market value at December 31, 2010 of $50.48 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $1.2 billion. The purchase of these interests at December 31, 2010 would have resulted in the Company owning an additional 30% interest in the Operating Partnership.

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

Indemnification

The disposition of Woodland in 2005 by one of the Company's Unconsolidated Joint Ventures was structured in a tax efficient manner to facilitate the investment of the Company's share of the sales proceeds in a like-kind exchange in accordance with Section 1031 of the Internal Revenue Code and the regulations thereunder. The structuring of the disposition has included the continued existence and operation of the partnership that previously owned the shopping center. In connection with the disposition, the Company entered into a tax indemnification agreement with the Woodland joint venture partner, a life insurance company. Under this tax indemnification agreement, the Company has agreed to indemnify the joint venture partner in the event an unfavorable tax determination is received as a result of the structuring of the sale in the tax efficient manner described. The maximum amount that the Company could be required to pay under the indemnification is equal to the taxes incurred by the joint venture partner as a result of the unfavorable tax determination by the IRS within the six year statutory assessment limitation period, in excess of those that would have otherwise been due if the Unconsolidated Joint Venture had sold Woodland, distributed the cash sales proceeds, and liquidated the owning entities. The Company cannot reasonably estimate the maximum amount of the indemnity, as the Company is not privy to or does not have knowledge of its joint venture partner's tax basis or tax attributes in the Woodland entities or its life insurance-related assets. However, the Company believes that the probability of having to perform under the tax indemnification agreement is remote. The Company and the Woodland joint venture partner have also indemnified each other for their shares of costs or revenues of operating or selling the shopping center in the event additional costs or revenues are subsequently identified.

Index to Consolidated Financial Statements and Schedules
TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Litigation

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

See Note 7 for the Operating Partnership's guarantees of certain notes payable and other obligations, Note 9 for contingent features relating to derivative instruments, and Note 12 for obligations under existing share-based compensation plans.

Note 15 – Earnings (Loss) Per Share

Basic earnings per share amounts are based on the weighted average of common shares outstanding for the respective periods. Diluted earnings per share amounts are based on the weighted average of common shares outstanding plus the dilutive effect of potential common stock. Potential common stock includes outstanding partnership units exchangeable for common shares under the Continuing Offer (Note 14), outstanding options for units of partnership interest, RSU, PSU, and deferred shares under the Non-Employee Directors’ Deferred Compensation Plan (Note 12), and unissued partnership units under unit option deferral election. In computing the potentially dilutive effect of potential common stock, partnership units are assumed to be exchanged for common shares under the Continuing Offer, increasing the weighted average number of shares outstanding. The potentially dilutive effects of partnership units outstanding and/or issuable under the unit option deferral elections are calculated using the if-converted method, while the effects of other potential common stock are calculated using the treasury stock method. Contingently issuable shares are included in diluted EPS based on the number of shares, if any, that would be issuable if the end of the reporting period were the end of the contingency period.

As of December 31, 2010, there were 8.5 million partnership units outstanding and 0.9 million unissued partnership units under unit option deferral elections that may be exchanged for common shares of the Company under the Continuing Offer (Note 14). These outstanding partnership units and unissued units were excluded from the computation of diluted earnings per share as they were anti-dilutive in all periods presented. Also, there were out-of-the-money options for 0.5 million shares for the year ended December 31, 2010 that were excluded from the computation of diluted EPS because they were anti-dilutive. There were 0.7 million and 0.5 million shares representing the potentially dilutive effect of potential common stock under share-based compensation plans (Note 12) excluded from the computation of diluted EPS for the years ended December 31, 2009 and 2008, respectively, because they were anti-dilutive due to net losses in 2009 and 2008.

Index to Consolidated Financial Statements and Schedules
TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Year Ended December 31
	2010	2009	2008
Net income (loss) attributable to Taubman Centers, Inc. common shareowners (Numerator):
Basic	$47,599	$(69,706)	$(86,659)
Impact of additional ownership of TRG	337
Diluted	$47,936	$(69,706)	$(86,659)

Shares (Denominator) – basic	54,569,618	53,239,279	52,866,050
Effect of dilutive securities	1,133,195
Shares (Denominator) – diluted	55,702,813	53,239,279	52,866,050

Earnings (loss) per common share – basic	$0.87	$(1.31)	$(1.64)
Earnings (loss) per common share – diluted	$0.86	$(1.31)	$(1.64)

Note 16 – Fair Value Disclosures

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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements as of December 31, 2010 Using		Fair Value Measurements as of December 31, 2009 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Available-for-sale securities	$2,061		$1,665
Derivative interest rate contract		$4,856
Insurance deposit	10,135		9,689
Total assets	$12,196	$4,856	$11,354

Derivative interest rate contract (Note 9)		$(291)		$(10,786)
Total liabilities		$(291)		$(10,786)

Index to Consolidated Financial Statements and Schedules
TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The insurance deposit shown above represents an escrow account maintained in connection with a property and casualty insurance arrangement for the Company’s shopping centers, and is classified within Deferred Charges and Other Assets. The corresponding deferred revenue relating to amounts billed to tenants for this arrangement is classified within Accounts Payable and Other Liabilities.

The available-for-sale securities shown above consist of shares in a Vanguard REIT fund that were purchased to facilitate a tax efficient structure for the 2005 disposition of Woodland mall. In 2009, the Company concluded that a decrease in value was other than temporary, and therefore recognized a $1.7 million impairment loss.

Nonrecurring Valuations

The Pier Shops, Regency Square, and Oyster Bay investments represent the remaining book values after recognizing non-cash impairment charges to write the investments to their fair values. The fair values of the investments were determined based on discounted future cash flows, using management's estimates of cash flows from operations, necessary capital expenditures, the eventual disposition of the investments, and appropriate discount and capitalization rates (Note 3).

For these assets measured at fair value on a nonrecurring basis, quantitative disclosure of the fair value for each major category of assets is presented below:

	2009		2008
Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Impairment Losses	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Impairment Losses
The Pier Shops investment	$52,300	$(107,652)
Regency Square investment	28,800	(59,028)
Oyster Bay investment			$39,778	$(117,943)
Total assets	$81,100	$(166,680)	$39,778	$(117,943)

Financial Instruments Carried at Other Than Fair Values

Community Development District Obligation

The owner of one shopping center pays annual special assessment levies of a Community Development District (CDD), which provided certain infrastructure assets and improvements. As the amount and period of the special assessments were determinable, the Company capitalized the infrastructure assets and improvements and recognized an obligation for the future special assessments to be levied. At December 31, 2010 and 2009, the book value of the infrastructure assets and improvements, net of depreciation, was $43.7 million and $45.8 million, respectively. The related obligation is classified within Accounts Payable and Accrued Liabilities and had a balance of $62.6 million and $63.3 million at December 31, 2010 and 2009, respectively. The fair value of this obligation, derived from quoted market prices, was $56.8 million at December 31, 2010 and $59.8 million at December 31, 2009.

Index to Consolidated Financial Statements and Schedules
TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Notes Payable

The fair value of notes payable is estimated based on quoted market prices, if available. If no quoted market prices are available, the fair value of notes payable are estimated using cash flows discounted at current market rates. When selecting discount rates for purposes of estimating the fair value of notes payable at December 31, 2010 and 2009, the Company employed the credit spreads at which the debt was originally issued. Excluding 2010 refinancings, an additional 1.5% credit spread was added to the discount rate at December 31, 2010 and 2.0% credit spread at December 31, 2009, to account for current market conditions. This additional spread is an estimate and is not necessarily indicative of what the Company could obtain in the market at the reporting date. The Company does not believe that the use of different interest rate assumptions would have resulted in a materially different fair value of notes payable as of December 31, 2010 or 2009. To further assist financial statement users, the Company has included with its fair value disclosures an analysis of interest rate sensitivity. The fair values of the loans on The Pier Shops and Regency Square, at December 31, 2010 and 2009, have been estimated at the fair value of the centers, which are collateral for the loans (Note 3).

The estimated fair values of notes payable at December 31, 2010 and 2009 are as follows:

	2010		2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable	$2,656,560	$2,616,986	$2,691,019	$2,523,759

The fair values of the notes payable are dependent on the interest rates employed used in estimating the values. An overall 1% increase in rates employed in making these estimates would have decreased the fair values of the debt shown above at December 31, 2010 by $77.0 million or 2.9%.

See Note 4 regarding the fair value of the Unconsolidated Joint Ventures’ notes payable, and Note 9 regarding additional information on derivatives.

Note 17 – Cash Flow Disclosures and Non-Cash Investing Activities

Interest paid in 2010, 2009, and 2008, net of amounts capitalized of $0.3 million, $1.3 million, and $8.0 million, respectively, approximated $134.6 million, $141.8 million, and $144.3 million, respectively. The following non-cash investing activities occurred during 2010, 2009, and 2008:

	2010	2009	2008
Non-cash additions to properties	$28,678	$14,138	$14,820

Non-cash additions to properties primarily represent accrued construction and tenant allowance costs.

Index to Consolidated Financial Statements and Schedules
TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 18 – Quarterly Financial Data (Unaudited)

The following is a summary of quarterly results of operations for 2010 and 2009:

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$151,489	$154,082	$155,263	$193,724
Equity in income of Unconsolidated Joint Ventures	9,735	9,505	9,973	16,199
Net income	16,813	18,484	8,458	58,572
N Net income attributable to TCO common shareowners	6,283	7,453	722	33,141
Earnings per common share – basic	$0.12	$0.14	$0.01	$0.61
Earnings per common share – diluted	$0.11	$0.14	$0.01	$0.60

	2009 (1)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$157,690	$158,939	$163,200	$186,275
Equity in income (loss) of Unconsolidated Joint Ventures	10,158	8,368	10,454	(17,492)
Net income (loss)	24,526	20,866	(138,788)	14,235
N Net income (loss) attributable to TCO common shareowners	11,499	8,908	(94,073)	3,960
Earnings (loss) per common share – basic and diluted	$0.22	$0.17	$(1.77)	$0.07

(1)
Amounts include the impairment charges recognized in the third quarter of 2009 of $166.7 million related to the Company’s investments in The Pier Shops and Regency Square (Note 3) and litigation charges in the fourth quarter of 2009 related to Westfarms (Note 14).

Note 19 – New Accounting Pronouncements

In September 2009, the FASB ratified the EITF’s consensus on “Multiple-Deliverable Revenue Arrangements”, contained in Accounting Standards Update No. 2009-13. This consensus amends previous accounting guidance on separating consideration in multiple-deliverable arrangements. This consensus eliminates the residual method of allocation in previous guidance and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price. This consensus also establishes a selling price hierarchy based on available evidence for determining the selling price of a deliverable, (i) first on vendor-specific objective evidence, (ii) then third party evidence, and (iii) then the estimated selling price. This consensus also requires that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This consensus is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the application of the EITF’s consensus will be material to its results of operations and financial position.

Index to Consolidated Financial Statements and Schedules
Schedule II
TAUBMAN CENTERS, INC.
VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2010, 2009, and 2008
(in thousands)

		Additions
	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write-offs	Transfers, net	Balance at end of year
Year ended December 31, 2010
Allowance for doubtful receivables	$6,894	$3,363		$(2,291)		$7,966

Year ended December 31, 2009
Allowance for doubtful receivables	$9,895	$2,081		$(5,082)		$6,894

Year ended December 31, 2008
Allowance for doubtful receivables	$6,694	$6,088		$(2,887)		$9,895

See accompanying report of independent registered public accounting firm.

Index to Consolidated Financial Statements and Schedules
Schedule III
TAUBMAN CENTERS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2010
(in thousands)

	Initial Cost to Company			Gross Amount at Which Carried at Close of Period
	Land	Buildings, Improvements, and Equipment	Cost Capitalized Subsequent to Acquisition	Land	BI&E	Total		Accumulated Depreciation (A/D)	Total Cost Net of A/D	Encumbrances		Date of Completion of Construction or Acquisition	Depreciable Life
Shopping Centers:
Beverly Center, Los Angeles, CA		$209,093	$64,239		$273,332	$273,332		$134,250	$139,082	$322,700		1982	40 Years
Cherry Creek Shopping Center, Denver, CO		99,260	116,578		215,838	215,838		115,500	100,338	280,000		1990	40 Years
Dolphin Mall, Miami, FL	$34,881	237,324	54,776	$34,881	292,100	326,981		82,261	244,720	10,000	(1)	2001	50 Years
Fairlane Town Center, Dearborn, MI	17,330	104,668	47,112	17,330	151,780	169,110		65,058	104,052	80,000	(1)	1996	40 Years
Great Lakes Crossing Outlets, Auburn Hills, MI	15,506	188,959	38,038	15,506	226,997	242,503		94,317	148,186	132,262		1998	50 Years
International Plaza, Tampa, FL		307,006	35,850		342,856	342,856		101,356	241,500	325,000		2001	50 Years
MacArthur Center, Norfolk, VA		143,471	15,990		159,461	159,461		52,005	107,456	131,000		1999	50 Years
Northlake Mall, Charlotte, NC	22,540	146,072	2,728	22,540	148,800	171,340		47,723	123,617	215,500		2005	50 Years
The Mall at Partridge Creek, Clinton Township, MI	14,097	120,342	11,683	14,097	132,025	146,122		29,109	117,013	82,140		2007	50 Years
The Pier Shops at Caesars, Atlantic City, NJ		44,863	2,722		47,585	47,585		4,277	43,308	135,000		2006	50 Years
Regency Square, Richmond, VA	9,006	6,657	14,552	9,006	21,209	30,215		2,110	28,105	72,690		1997	40 Years
The Mall at Short Hills, Short Hills, NJ	25,114	167,595	125,134	25,114	292,729	317,843		137,887	179,956	540,000		1980	40 Years
Stony Point Fashion Park, Richmond, VA	10,677	92,516	9,677	10,677	102,193	112,870		37,874	74,996	105,484		2003	50 Years
Twelve Oaks Mall, Novi, MI	25,410	190,658	78,132	25,410	268,790	294,200		106,357	187,843		(1)	1977	50 Years
The Mall at Wellington Green, Wellington, FL	18,967	191,440	10,233	21,439	199,201	220,640		76,430	144,210	200,000		2001	50 Years
The Shops at Willow Bend, Plano, TX	26,192	213,302	15,374	26,192	228,676	254,868		71,762	183,106			2001	50 Years
Other:
Office Facilities			26,552		26,552	26,552		18,077	8,475
Peripheral Land	45,306			45,306		45,306			45,306
Construction in Process and Development Pre-Construction Costs	46,700		15,626	46,700	15,626	62,326			62,326
Assets under CDD obligations	4,164	61,411		4,164	61,411	65,575		21,834	43,741
Other		2,774			2,774	2,774		1,060	1,714
Total	$315,890	$2,527,411	$684,996	$318,362	$3,209,935	$3,528,297	(5)	$1,199,247	$2,329,050

The changes in total real estate assets and accumulated depreciation for the years ended December 31, 2010, 2009, and 2008 are as follows:

	Total Real Estate Assets						Accumulated Depreciation
	2010	2009		2008			2010	2009	2008
Balance, beginning of year	$3,496,853	$3,699,480		$3,781,136		Balance, beginning of year	$(1,100,610)	$(1,049,626)	$(933,275)
New development and improvements	79,023	52,772		58,259		Depreciation for year	(144,932)	(139,658)	(138,741)
Disposals/Write-offs	(46,737)	(256,404	) (2)(3)	(136,579	) (4)	Disposals/Write-offs	46,295	88,690 (3)	22,425
Transfers In/(Out)	(842)	1,005		(3,336)		Transfers In/(Out)		(16)	(35)
Balance, end of year	$3,528,297	$3,496,853		$3,699,480		Balance, end of year	$(1,199,247)	$(1,100,610)	$(1,049,626)

(1)	These centers are collateral for the Company’s $550 million line of credit. Borrowings under the line of credit are primary obligations of the entities owning these centers.
(2)	In 2009, the Company wrote down The Pier Shops at Caesars and Regency Square to their fair values. The impairment charges were $107.7 million and $59.0 million, respectively.
(3)	As a result of the impairments of The Pier Shops and Regency Square in 2009, the related accumulated depreciation was set to zero.
(4)
In 2008, the Company recognized a $117.9 million impairment charge on the Oyster Bay project. The remaining balance of $39.8 million as of December 31, 2010 is included in development pre-construction costs.

(5)	The unaudited aggregate costs for federal income tax purposes as of December 31, 2010 was $3.737 billion.

See accompanying report of independent registered public accounting firm.

Index to Consolidated Financial Statements and Schedules

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAUBMAN CENTERS, INC.

Date: February 25, 2011	By:	/s/ Robert S. Taubman
Robert S. Taubman, Chairman of the Board, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert S. Taubman	Chairman of the Board, President,	February 25, 2011
Robert S. Taubman	Chief Executive Officer, and Director
(Principal Executive Officer)

/s/ Lisa A. Payne	Vice Chairman, Chief Financial	February 25, 2011
Lisa A. Payne	Officer, and Director (Principal Financial Officer)

/s/ William S. Taubman	Chief Operating Officer,	February 25, 2011
William S. Taubman	and Director

/s/ Esther R. Blum	Senior Vice President, Controller, and	February 25, 2011
Esther R. Blum	Chief Accounting Officer

/s/ Graham Allison	Director	February 25, 2011
Graham Allison

/s/ Jerome A. Chazen	Director	February 25, 2011
Jerome A. Chazen

/s/ Craig M. Hatkoff	Director	February 25, 2011
Craig M. Hatkoff

/s/ Peter Karmanos, Jr.	Director	February 25, 2011
Peter Karmanos, Jr.

/s/ William U. Parfet	Director	February 25, 2011
William U. Parfet

/s/ Ronald W. Tysoe	Director	February 25, 2011
Ronald W. Tysoe

Index to Consolidated Financial Statements and Schedules

EXHIBIT INDEX

Exhibit Number

3(a)	--	Restated By-Laws of Taubman Centers, Inc. (incorporated herein by reference to Exhibit 3.1 filed with the Registrant's Current Report on Form 8-K dated December 16, 2009).

3(b)	--
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
Amended and Restated Promissory Note A-3, dated December 14, 2005, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company (incorporated herein by reference to Exhibit 4.3 filed with the Registrant’s Current Report on Form 8-K dated December 16, 2005).

4(g)	--
Amended and Restated Mortgage, Security Agreement and Fixture Filings, dated December 14, 2005 by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company (incorporated herein by reference to Exhibit 4.4 filed with the Registrant’s Current Report on Form 8-K dated December 16, 2005).

4(h)	--
Amended and Restated Assignment of Leases, dated December 14, 2005, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company (incorporated herein by reference to Exhibit 4.5 filed with the Registrant’s Current Report on Form 8-K dated December 16, 2005).

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

Index to Consolidated Financial Statements and Schedules

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

4(r)	--
The Limited Waiver Letter, dated August 9, 2010, to the Second Amended and Restated Mortgage, dated as of November 1, 2007, by and between Dolphin Mall LLC, Fairlane Town Center LLC, Twelve Oaks Mall, LLC and Eurohypo A6, New York Branch, as Administrative Agent (incorporated herein by reference to Exhibit 4(a) filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

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

Index to Consolidated Financial Statements and Schedules

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
Second Amendment to the Taubman Company Long-Term Performance Compensation Plan (as amended and restated effective January 1, 2000) (incorporated herein by reference to Exhibit 10(n) filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005).

*10(m)	--
The Taubman Company 2005 Long-Term Incentive Plan (incorporated herein by reference to the Registrant’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 5, 2005).

*10(n)	--
Employment Agreement between The Taubman Company Limited Partnership and Lisa A. Payne (incorporated herein by reference to Exhibit 10 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

*10(o)	--
Amended and Restated Change of Control Employment Agreement, dated December 18, 2008, by and among the Company, Taubman Realty Group Limited Partnership, and Lisa A. Payne (revised for Code Section 409A compliance) (incorporated herein by reference to Exhibit 10(o) filed with 2008 Form 10-K).

*10(p)	--
Form of Amended and Restated Change of Control Employment Agreement, dated December 18, 2008 (revised for Code Section 409A compliance) (incorporated herein by reference to Exhibit 10(p) filed with the 2008 Form 10-K).

10(q)	--	Second Amended and Restated Continuing Offer, dated as of May 16, 2000. (incorporated herein by reference to Exhibit 10 (b) filed with 2000 Second Quarter Form 10-Q).

10(r)	--
The Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership dated September 30, 1998 (incorporated herein by reference to Exhibit 10 filed with the Registrant’s Quarterly Report on Form 10-Q dated September 30, 1998).

Index to Consolidated Financial Statements and Schedules

10(s)	--
Annex to Second Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership (incorporated herein by reference to Exhibit 10(s) filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”)).

10(t)	--
Annex II to Second Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership (incorporated herein by reference to Exhibit 10(p) filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10(u)	--
Annex III to The Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership, dated as of May 27, 2004 (incorporated by reference to Exhibit 10(c) filed with the 2004 Second Quarter Form 10-Q).

10(v)	--
First Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership effective as of September 30, 1998 (incorporated herein by reference to Exhibit 10(v) filed with the 2009 Form 10-K).

10(w)	--
Second Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership effective as of September 3, 1999 (incorporated herein by reference to Exhibit 10(a) filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10(x)	--
Third Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership, dated May 2, 2003 (incorporated herein by reference to Exhibit 10(a) filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10(y)	--
Fourth Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership, dated December 31, 2003 (incorporated herein by reference to Exhibit 10(x) filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10(z)	--
Fifth Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership, dated February 1, 2005 (incorporated herein by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on February 7, 2005).

10(aa)	--
Sixth Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership, dated March 29, 2006 (incorporated herein by reference to Exhibit 10 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

10(ab)	--
Seventh Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership, dated December 14, 2007 (incorporated herein by reference to Exhibit 10(z) filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10(ac)	--
Amended and Restated Shareholders' Agreement dated as of October 30, 2001 among Taub-Co Management, Inc., The Taubman Realty Group Limited Partnership, The A. Alfred Taubman Restated Revocable Trust, and Taub-Co Holdings LLC (incorporated herein by reference to Exhibit 10(q) filed with the 2001 Form 10-K).

*10(ad)	--	The Taubman Realty Group Limited Partnership and The Taubman Company LLC Election and Option Deferral Agreement (incorporated herein by reference to Exhibit 10(r) filed with the 2001 Form 10-K).

10(ae)	--
Operating Agreement of Taubman Land Associates, a Delaware Limited Liability Company, dated October 20, 2006 (incorporated herein by reference to Exhibit 10(ab) filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”)).

Index to Consolidated Financial Statements and Schedules

10(af)	--
Amended and Restated Agreement of Partnership of Sunvalley Associates, a California general partnership (incorporated herein by reference to Exhibit 10(a) filed with the Registrant’s Amended Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2002).

*10(ag)	--	Summary of Compensation for the Board of Directors of Taubman Centers, Inc., effective January 1, 2011.

*10(ah)	--	The Form of The Taubman Company Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K dated May 18, 2005).

*10(ai)	--	The Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan (incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K dated May 18, 2005).

*10(aj)	--
The Form of The Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan (incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K dated May 18, 2005)

*10(ak)	--
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

*10(am)	--
The Taubman Company 2008 Omnibus Long-Term Incentive Plan, as amended and restated as of May 21, 2010 (incorporated herein by reference to Appendix A to the Registrant’s Proxy Statement on Schedule 14A, filed with the Commission on March 31, 2010).

*10(an)	--
Letter Agreement regarding the Amended and Restated Limited Liability Company Agreement of Taubman Properties Asia LLC, a Delaware Limited Liability Company, dated November 25, 2008 (incorporated herein by reference to Exhibit 10(am) filed with the 2008 Form 10-K).

*10(ao)	--
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

Index to Consolidated Financial Statements and Schedules

*10(au)	--
First Amendment to the Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager, dated September 30, 1998 (incorporated herein by reference to Exhibit 10(au) filed with the 2008 Form 10-K).

*10(av)	--
The Form of Fair Competition Agreement, by and between the Company and various officers of the Company (incorporated herein by reference to Exhibit 10(a) filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

*10(aw)	--	Separation Agreement and Release, dated October 4, 2009, for Morgan Parker (incorporated herein by reference to Exhibit 10(aw) filed with the 2009 Form 10-K).
*10(ax)	--	Amendment to Separation Agreement and Release, dated December 3, 2010, for Morgan Parker.

*10(ay)	--
Assignment of Membership Interest in Taubman Properties Asia LLC between Morgan Parker and Taubman Asia Management II LLC, dated October 4, 2009 (incorporated herein by reference to Exhibit 10(ax) filed with the 2009 Form 10-K).

10(az)	--
Settlement Agreement between Raymond Road Associates, LLC, BBS Development, LLC, and Blue Back Square, LLC and The Taubman Company LLC, West Farms Associates, and West Farms Mall, LLC, dated December 8, 2009 (incorporated herein by reference to Exhibit 10(ay) filed with the 2009 Form 10-K).

*10(ba)	--
Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10(a) filed with the Registrant’s Current Report on Form 8-K dated March 10, 2009).

*10(bb)	--
Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Option Award Agreement (incorporated by reference to Exhibit 10(b) filed with the Registrant’s Current Report on Form 8-K dated March 10, 2009).

*10(bc)	--
Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Restricted and Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10(c) filed with the Registrant’s Current Report on Form 8-K dated March 10, 2009).

*10(bd)	--	Summary of modification to the Employment Agreement between The Taubman Company Asia Limited and Morgan Parker (incorporated herein by reference to Exhibit 10(ao) filed with the 2008 Form 10-K).

12	--	Statement Re: Computation of Taubman Centers, Inc. Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

21	--	Subsidiaries of Taubman Centers, Inc.

23	--	Consent of Independent Registered Public Accounting Firm.

31(a)	--	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	--	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	--	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	--	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(a)	--	Debt Maturity Schedule.

99(b)	--	Real Estate and Accumulated Depreciation Schedule of the Unconsolidated Joint Ventures of The Taubman Realty Group Limited Partnership.

Index to Consolidated Financial Statements and Schedules

101.INS	--	XBRL Instance Document**

101.SCH	--	XBRL Taxonomy Extension Schema Document**

101.CAL	--	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	--	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	--	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	--	XBRL Taxonomy Extension Definition Linkbase Document**

*		A management contract or compensatory plan or arrangement required to be filed.
**
Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Note: The Company has not filed certain instruments with respect to long-term debt that did not exceed 10% of the Company’s total assets on a consolidated basis. A copy of such instruments will be furnished to the Commission upon request.