Form 10-Q
period 2011-03-31
TAUBMAN CENTERS INC
filed 2011-04-29
CIK 890319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2011
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

☐ Yes ☒ No

As of April 28, 2011, there were outstanding 55,875,846 shares of the Company's common stock, par value $0.01 per share.

TAUBMAN CENTERS, INC.
CONTENTS

TAUBMAN CENTERS, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	March 31 2011	December 31 2010
Assets:
Properties	$3,543,882	$3,528,297
Accumulated depreciation and amortization	(1,223,672)	(1,199,247)
	$2,320,210	$2,329,050
Investment in Unconsolidated Joint Ventures (Note 3)	74,461	77,122
Cash and cash equivalents	21,040	19,291
Accounts and notes receivable, less allowance for doubtful accounts of $9,717 and $7,966 in 2011 and 2010	46,911	49,906
Accounts receivable from related parties	1,595	1,414
Deferred charges and other assets	71,427	70,090
	$2,535,644	$2,546,873
Liabilities:
Notes payable (Note 4)	$2,636,672	$2,656,560
Accounts payable and accrued liabilities	239,357	247,895
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures (Note 3)	172,458	170,329
	$3,048,487	$3,074,784
Commitments and contingencies (Notes 4, 5, 6, 7, and 8)

Equity:
Taubman Centers, Inc. Shareowners’ Equity:
Series B Non-Participating Convertible Preferred Stock, $0.001 par and liquidation value, 40,000,000 shares authorized, 25,140,436 and 26,233,126 shares issued and outstanding at March 31, 2011 and December 31, 2010	$25	$26
Series G Cumulative Redeemable Preferred Stock, 4,000,000 shares authorized, no par, $100 million liquidation preference, 4,000,000 shares issued and outstanding at March 31, 2011 and December 31, 2010

Series H Cumulative Redeemable Preferred Stock, 3,480,000 shares authorized, no par, $87 million liquidation preference, 3,480,000 shares issued and outstanding at March 31, 2011 and December 31, 2010
Common Stock, $0.01 par value, 250,000,000 shares authorized, 55,875,471 and 54,696,054 shares issued and outstanding at March 31, 2011 and December 31, 2010	559	547
Additional paid-in capital	586,714	589,881
Accumulated other comprehensive income (loss)	(12,734)	(14,925)
Dividends in excess of net income	(953,053)	(939,290)
	$(378,489)	$(363,761)

Noncontrolling interests (Note 5)	(134,354)	(164,150)
	$(512,843)	$(527,911)
	$2,535,644	$2,546,873

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Three Months Ended March 31
	2011	2010
Revenues:
Minimum rents	$85,985	$83,354
Percentage rents	3,392	2,074
Expense recoveries	54,043	52,921
Management, leasing, and development services	5,860	3,056
Other	6,239	10,084
	$155,519	$151,489
Expenses:
Maintenance, taxes, utilities, and promotion	$43,937	$44,925
Other operating	18,834	15,956
Management, leasing, and development services	2,280	1,593
General and administrative	7,284	7,389
Interest expense	35,015	37,417
Depreciation and amortization	33,789	37,084
	$141,139	$144,364
Nonoperating income	$128	$149
Income before income tax expense and equity in income of Unconsolidated Joint Ventures	$14,508	$7,274
Income tax expense (Note 2)	(210)	(196)
Equity in income of Unconsolidated Joint Ventures (Note 3)	10,146	9,735
Net income	$24,444	$16,813
Net income attributable to noncontrolling interests (Note 5)	(9,689)	(6,510)
Net income attributable to Taubman Centers, Inc.	$14,755	$10,303
Distributions to participating securities of TRG (Note 7)	(381)	(362)
Preferred stock dividends	(3,658)	(3,658)
Net income attributable to Taubman Centers, Inc. common shareowners	$10,716	$6,283

Net income	$24,444	$16,813
Other comprehensive income:
Unrealized gain on interest rate instruments and other	2,635	2,433
Reclassification adjustment for amounts recognized in net income	315	315
Comprehensive income	$27,394	$19,561
Comprehensive income attributable to noncontrolling interests	(10,752)	(8,090)
Comprehensive income attributable to Taubman Centers, Inc.	$16,642	$11,471

Basic earnings per common share (Note 9)	$0.19	$0.12

Diluted earnings per common share (Note 9)	$0.19	$0.11

Cash dividends declared per common share	$0.4375	$0.4150

Weighted average number of common shares outstanding – basic	55,560,988	54,357,122

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(in thousands, except share data)

	Taubman Centers, Inc. Shareowners’ Equity
	Preferred Stock		Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Dividends in Excess of Net Income	Non-Redeemable Noncontrolling Interests	Total Equity

	Shares	Amount	Shares	Amount

Balance, January 1, 2010	33,839,235	$26	54,321,586	$543	$579,983	$(24,443)	$(884,666)	$(146,190)	$(474,747)

Issuance of stock pursuant to Continuing Offer (Notes 5, 7, and 8)	(30,909)		30,910		(864)	29		835
Share-based compensation under employee and director benefit plans (Note 7)			88,073	1	1,384				1,385
Dividend equivalents (Note 7)							(47)		(47)
Dividends and distributions							(26,633)	(14,366)	(40,999)

Net income							10,303	6,510	16,813
Other comprehensive income (Note 6):
Unrealized gain on interest rate instruments and other						956		1,477	2,433
Reclassification adjustment for amounts recognized in net income						212		103	315
Balance, March 31, 2010	33,808,326	$26	54,440,569	$544	$580,503	$(23,246)	$(901,043)	$(151,631)	$(494,847)

Balance, January 1, 2011	33,713,126	$26	54,696,054	$547	$589,881	$(14,925)	$(939,290)	$(164,150)	$(527,911)

Issuance of stock pursuant to Continuing Offer (Notes 5, 7, and 8)	(1,092,690)	(1)	1,092,766	11	(4,227)	304		3,913
Share-based compensation under employee and director benefit plans (Note 7)			86,651	1	1,060				1,061
Contributions from noncontrolling interests (excludes $62 contribution from redeemable noncontrolling interests) (Note 5)								31,417	31,417
Dividend equivalents (Note 7)							(25)		(25)
Dividends and distributions							(28,493)	(16,348)	(44,841)
Net income (excludes $62 of net loss attributable to redeemable noncontrolling interests) (Note 5)							14,755	9,751	24,506
Other comprehensive income (Note 6):
Unrealized gain on interest rate instruments and other						1,670		965	2,635
Reclassification adjustment for amounts recognized in net income						217		98	315
Balance, March 31, 2011	32,620,436	$25	55,875,471	$559	$586,714	$(12,734)	$(953,053)	$(134,354)	$(512,843)

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Three Months Ended March 31
	2011	2010
Cash Flows From Operating Activities:
Net income	$24,444	$16,813
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,789	37,084
Provision for bad debts	2,304	1,204
Other	3,354	2,150
Increase (decrease) in cash attributable to changes in assets and liabilities:
Receivables, deferred charges, and other assets	(1,589)	392
Accounts payable and other liabilities	(9,017)	(8,275)
Net Cash Provided By Operating Activities	$53,285	$49,368

Cash Flows From Investing Activities:
Additions to properties	$(21,414)	$(10,898)
Repayments of notes receivable	440	292
Issuances of notes receivable		(2,948)
Contributions to Unconsolidated Joint Ventures	(225)	(3,772)
Distributions from Unconsolidated Joint Ventures in excess of income	6,052	4,924
Other		73
Net Cash Used In Investing Activities	$(15,147)	$(12,329)

Cash Flows From Financing Activities:
Debt proceeds	$35,996	$5,605
Debt payments	(54,892)	(3,540)
Debt issuance costs	(2,062)
Issuance of common stock and/or partnership units in connection with incentive plans	(2,000)	(492)
Distributions to noncontrolling interests	(16,348)	(14,366)
Distributions to participating securities of TRG	(381)	(362)
Contributions from noncontrolling interests	31,479
Cash dividends to preferred shareowners	(3,658)	(3,658)
Cash dividends to common shareowners	(24,446)	(22,585)
Other	(77)	(71)
Net Cash Used In Financing Activities	$(36,389)	$(39,469)

Net Increase (Decrease) In Cash and Cash Equivalents	$1,749	$(2,430)

Cash and Cash Equivalents at Beginning of Period	19,291	16,176

Cash and Cash Equivalents at End of Period	$21,040	$13,746

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Interim Financial Statements

General

Taubman Centers, Inc. (the Company or TCO) is a Michigan corporation that operates as a self-administered and self-managed real estate investment trust (REIT). The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG) is a majority-owned partnership subsidiary of TCO that owns direct or indirect interests in all of the company’s real estate properties. In this report, the term “Company" refers to TCO, the Operating Partnership, and/or the Operating Partnership's subsidiaries as the context may require. The Company engages in the ownership, management, leasing, acquisition, disposition, development, and expansion of regional and super-regional retail shopping centers and interests therein. The Company’s owned portfolio as of March 31, 2011 included 23 urban and suburban shopping centers in ten states.

Taubman Properties Asia LLC and its subsidiaries (Taubman Asia), which is the platform for the Company’s expansion into the Asia-Pacific region, is headquartered in Hong Kong.

The unaudited interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. The results of interim periods are not necessarily indicative of the results for a full year.

Dollar amounts presented in tables within the notes to the financial statements are stated in thousands, except share data or as otherwise noted. Expenses for promotion and advertising of shopping centers which were previously classified in Other Operating, are now included in Maintenance, Taxes, Utilities and Promotion expense. Amounts for 2010 have been reclassified to conform to the 2011 classification.

Consolidation

The consolidated financial statements of the Company include all accounts of the Company, the Operating Partnership, and its consolidated subsidiaries, including The Taubman Company LLC (the Manager) and Taubman Asia.

Investments in entities not controlled but over which the Company may exercise significant influence (Unconsolidated Joint Ventures or UJVs) are accounted for under the equity method. The Company has evaluated its investments in the Unconsolidated Joint Ventures under guidance for determining whether an entity is a variable interest entity and has concluded that the ventures are not variable interest entities. Accordingly, the Company accounts for its interests in these entities under general accounting standards for investments in real estate ventures (including guidance for determining effective control of a limited partnership or similar entity). The Company’s partners or other owners in these Unconsolidated Joint Ventures have substantive participating rights including approval rights over annual operating budgets, capital spending, financing, admission of new partners/members, or sale of the properties and the Company has concluded that the equity method of accounting is appropriate for these interests. Specifically, the Company’s 79% investment in Westfarms is through a general partnership in which the other general partners have approval rights over annual operating budgets, capital spending, refinancing, or sale of the property.

Ownership

In addition to the Company’s common stock, there are three classes of preferred stock (Series B, G, and H) outstanding as of March 31, 2011. Dividends on the 8% Series G and 7.625% Series H Preferred Stock are cumulative and are paid on the last day of each calendar quarter. The Company owns corresponding Series G and Series H Preferred Equity interests in the Operating Partnership that entitle the Company to income and distributions (in the form of guaranteed payments) in amounts equal to the dividends payable on the Company’s Series G and Series H Preferred Stock.

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

Outstanding voting securities of the Company at March 31, 2011 consisted of 25,140,436 shares of Series B Preferred Stock and 55,875,471 shares of Common Stock.

The Operating Partnership

At March 31, 2011, the Operating Partnership’s equity included three classes of preferred equity (Series F, G, and H) and the net equity of the partnership unitholders. Net income and distributions of the Operating Partnership are allocable first to the preferred equity interests, and the remaining amounts to the general and limited partners in the Operating Partnership in accordance with their percentage ownership. The Series G and Series H Preferred Equity are owned by the Company and are eliminated in consolidation. The Series F Preferred Equity is owned by an institutional investor and accounted for as a noncontrolling interest of the Company.

The Company's ownership in the Operating Partnership at March 31, 2011 consisted of a 69% managing general partnership interest, as well as the Series G and H Preferred Equity interests. The Company's average ownership percentage in the Operating Partnership for the three months ended March 31, 2011 and 2010 was 69% and 67%, respectively. At March 31, 2011, the Operating Partnership had 81,034,357 partnership units outstanding, of which the Company owned 55,875,471 units.

Note 2 – Income Taxes

Income Tax Expense

The Company’s income tax expense for the three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended March 31
	2011	2010
State current	$242	$275
State deferred	(49)	(79)
Federal current	17
Total income tax expense	$210	$196

The Company expects to have less than $0.1 million of federal alternative minimum tax payable in 2011. The Company had no other federal or foreign income tax expense during these periods as a result of net operating losses incurred by the Company’s Taxable REIT Subsidiaries.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Taxes

Deferred tax assets and liabilities as of March 31, 2011 and December 31, 2010 are as follows:

	2011	2010
Deferred tax assets:
Federal	$8,481	$8,589
Foreign	2,108	2,361
State	6,895	6,786
Total deferred tax assets	$17,484	$17,736
Valuation allowances	(9,932)	(10,199)
Net deferred tax assets	$7,552	$7,537
Deferred tax liabilities:
Federal	$607	$607
State	4,137	4,171
Total deferred tax liabilities	$4,744	$4,778

The Company believes that it is more likely than not the results of future operations will generate sufficient taxable income to recognize the net deferred tax assets. These future operations are primarily dependent upon the Manager’s profitability, the timing and amounts of gains on land sales, the profitability of the Company’s Asia-Pacific operations, the future profitability of the Company’s unitary filing group for Michigan Business Tax purposes, and other factors affecting the results of operations of the Taxable REIT Subsidiaries. The valuation allowances relate to net operating loss carryforwards and tax basis differences where there is uncertainty regarding their realizability.

Note 3 – Investments in Unconsolidated Joint Ventures

General Information

The Company owns beneficial interests in joint ventures that own shopping centers. The Operating Partnership is the direct or indirect managing general partner or managing member of these Unconsolidated Joint Ventures, except for the ventures that own Arizona Mills, The Mall at Millenia, and Waterside Shops.

Shopping Center	Ownership as of March 31, 2011 and December 31, 2010
Arizona Mills	50%
Fair Oaks	50
The Mall at Millenia	50
Stamford Town Center	50
Sunvalley	50
Waterside Shops	25
Westfarms	79

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

	March 31 2011	December 31 2010
Assets:
Properties	$1,092,796	$1,092,916
Accumulated depreciation and amortization	(424,949)	(417,712)
	$667,847	$675,204
Cash and cash equivalents	16,555	21,339
Accounts and notes receivable, less allowance for doubtful accounts of $1,189 and $1,471 in 2011 and 2010	22,036	26,288
Deferred charges and other assets	17,525	18,891
	$723,963	$741,722

Liabilities and accumulated deficiency in assets:
Notes payable	$1,122,597	$1,125,618
Accounts payable and other liabilities	30,761	37,292
TRG's accumulated deficiency in assets	(228,562)	(224,636)
Unconsolidated Joint Venture Partners' accumulated deficiency in assets	(200,833)	(196,552)
	$723,963	$741,722

TRG's accumulated deficiency in assets (above)	$(228,562)	$(224,636)
TRG basis adjustments, including elimination of intercompany profit	68,305	68,682
TCO's additional basis	62,260	62,747
Net Investment in Unconsolidated Joint Ventures	$(97,997)	$(93,207)
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures	172,458	170,329
Investment in Unconsolidated Joint Ventures	$74,461	$77,122

	Three Months Ended March 31
	2011	2010
Revenues	$63,359	$63,340
Maintenance, taxes, utilities, promotion, and other operating expenses	$20,237	$20,830
Interest expense	15,596	15,818
Depreciation and amortization	9,185	9,292
Total operating costs	$45,018	$45,940
Nonoperating income	5	12
Net income	$18,346	$17,412

Net income attributable to TRG	$10,469	$9,893
Realized intercompany profit, net of depreciation on TRG’s basis adjustments	164	329
Depreciation of TCO's additional basis	(487)	(487)
Equity in income of Unconsolidated Joint Ventures	$10,146	$9,735

Beneficial interest in Unconsolidated Joint Ventures’ operations:
Revenues less maintenance, taxes, utilities, promotion, and other operating expenses	$23,709	$23,415
Interest expense	(8,077)	(8,202)
Depreciation and amortization	(5,486)	(5,478)
Equity in income of Unconsolidated Joint Ventures	$10,146	$9,735

The estimated fair value of the Unconsolidated Joint Ventures’ notes payable was $1.2 billion at March 31, 2011 and December 31, 2010.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Beneficial Interest in Debt and Interest Expense

The Operating Partnership's beneficial interest in the debt, capitalized interest, and interest expense of its consolidated subsidiaries and its Unconsolidated Joint Ventures is summarized in the following table. The Operating Partnership's beneficial interest in the consolidated subsidiaries excludes debt and interest related to the noncontrolling interests in Cherry Creek Shopping Center (50%), International Plaza (49.9%), The Pier Shops at Caesars (The Pier Shops) (see Notes 1 and 2 below), The Mall at Wellington Green (10%), and MacArthur Center (MacArthur) (5%).

	At 100%		At Beneficial Interest
	Consolidated Subsidiaries	Unconsolidated Joint Ventures	Consolidated Subsidiaries		Unconsolidated Joint Ventures
Debt as of:
March 31, 2011	$2,636,672	$1,122,597	$2,303,820	(1)	$573,302
December 31, 2010	2,656,560	1,125,618	2,297,460	(1)	575,103

Capitalized interest:
Three months ended March 31, 2011	$213		$213
Three months ended March 31, 2010	15		15

Interest expense:
Three months ended March 31, 2011	$35,015	$15,596	$32,116	(2)	$8,077
Three months ended March 31, 2010	37,417	15,818	32,197	(1)	8,202

(1)	The Pier Shops is included at beneficial interest of 77.5%.
(2)
The Pier Shops is included at 100%. See “MD&A – Results of Operations – The Pier Shops and Regency Square Reconciliations of Net Operating Income to Net Income,” regarding a change in the presentation of beneficial interest in The Pier Shops’ operations in 2011.

Debt Covenants and Guarantees

Certain loan agreements contain various restrictive covenants, including a minimum net worth requirement, a maximum payout ratio on distributions, a minimum debt yield ratio, a maximum leverage ratio, minimum interest coverage ratios, and a minimum fixed charges coverage ratio, the latter being the most restrictive. This covenant requires that the Company maintain a minimum fixed charges coverage ratio of more than 1.5 over a trailing 12-month period. As of March 31, 2011, the Company’s trailing 12-month fixed charges coverage ratio was 2.2. Other than The Pier Shops’ loan, which is in default, the Company is in compliance with all of its covenants and loan obligations as of March 31, 2011. The default on The Pier Shops’ loan did not trigger, and a default on the Regency Square loan will not trigger, any cross defaults on our other indebtedness. The maximum payout ratio on distributions covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain our tax status, pay preferred distributions, and for distributions related to the sale of certain assets.

Payments of principal and interest on the loans in the following table are guaranteed by the Operating Partnership as of March 31, 2011.

Center	Loan Balance as of 3/31/11	TRG's Beneficial Interest in Loan Balance as of 3/31/11	Amount of Loan Balance Guaranteed by TRG as of 3/31/11	% of Loan Balance Guaranteed by TRG	% of Interest Guaranteed by TRG
	(in millions)
Dolphin Mall	$60.0	$60.0	$60.0	100%	100%
Fairlane Town Center	80.0	80.0	80.0	100	100
Twelve Oaks Mall	–	–	–	100	100

The Company is required to escrow cash balances for specific uses stipulated by certain of its lenders. As of March 31, 2011 and December 31, 2010, the Company’s cash balances restricted for these uses were $8.7 million and $7.6 million, respectively. Such amounts are included within Deferred Charges and Other Assets in the Company’s Consolidated Balance Sheet.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2011 Financings

In April 2011, the $250 million Fair Oaks loan, $125 million at the Company’s beneficial share, was extended to April 2012 and has a one-year extension option remaining. The rate on the loan had been fixed at 4.22% due to an interest rate swap that also matured in April 2011. The loan has now reverted to a floating rate at LIBOR plus 1.40%. The extended loan is prepayable at any time.

In February 2011, the maturity date on the Company’s $550 million primary line of credit was extended to February 2012. In March 2011, the maturity date on the Company’s second line of credit was extended through April 2012. In addition, the maximum amount available under this facility was increased to $65 million from the prior $40 million maximum for the $25 million letter of credit required by the lessor of the City Creek Center project (see “MD&A - Liquidity and Capital Resources - Capital Spending - City Creek Center” for more details). The availability under the line will revert to $40 million when the obligation under the letter of credit is extinguished.

In January 2011, the International Plaza loan was extended to a maturity of January 2012. The principal balance on the loan was required to be paid down by $52.6 million. The Company funded its $26.4 million beneficial share of the paydown using its revolving line of credit. The principal on the loan is now $272.4 million at 100%, and $136.5 million at the Company’s beneficial share. The rate on the loan had been fixed at 5.01% due to an interest rate swap that also matured in January 2011. The loan has now reverted to a floating rate at LIBOR plus 1.15%. The extended loan is prepayable at any time and has an additional one-year extension option.

Regency Square

In 2010, the Board of Directors concluded that it is in the best interest of the Company to discontinue its financial support of Regency Square, including not funding cash shortfalls nor repaying the non-recourse mortgage debt that is due in November 2011. As a result, the Company is in discussions with the lender about the center’s future ownership. At the current time, subject to decisions by the lender, the Company will continue to manage the shopping center. The Regency Square loan was not in default as of March 31, 2011. The book value of the investment in Regency Square as of March 31, 2011 was $29 million.

The Pier Shops Loan Default

The $135 million non-recourse loan encumbering The Pier Shops is currently in default. The administration of the loan has been turned over to the special servicer. The book value of the investment in The Pier Shops as of March 31, 2011 was approximately $43 million. See Note 8 for more information on related litigation.

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

Note 5 – Noncontrolling Interests

Redeemable Noncontrolling Interests

In 2010, the Company's president of Taubman Asia (the Asia President) obtained an ownership interest in Taubman Asia, a consolidated subsidiary. The Asia President is entitled to 10% of Taubman Asia's dividends, with 85% of his dividends being withheld as contributions to capital. Taubman Asia has the ability to call, and the Asia President has the ability to put, the Asia President’s ownership interest, subject to certain conditions including the termination of the Asia President’s employment and the expiration of certain required holding periods. The Company has determined that the Asia President's ownership interest in Taubman Asia qualifies as an equity award, considering its specific redemption provisions, and accounts for it as a contingently redeemable noncontrolling interest. At March 31, 2011, the interest had an immaterial redemption value. Adjustments to the redemption value will be recorded through equity.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Also in 2010, the Company formed a joint venture that is focusing on developing and owning outlet shopping centers. The Company owns a 90% controlling interest and consolidates the venture, while the joint venture partner owns a 10% interest. At any time after June 2012, the Company will have the right to purchase the joint venture partner's entire interest and the joint venture partner will have the right to require the Company to purchase the joint venture partner's entire interest. Additionally, the parties each have a one-time put and/or call on the joint venture partner’s interest in any stabilized centers, while still maintaining the ongoing joint venture relationship. Considering the redemption provisions, the Company accounts for the joint venture partner’s interest as a contingently redeemable noncontrolling interest. At March 31, 2011, the interest had an immaterial redemption value. Adjustments to the redemption value will be recorded through equity.

Reconciliation of redeemable noncontrolling interests:	2011
Balance January 1, 2011	$-
Contributions	62
Allocation of net loss	(62)
Balance March 31, 2011	$-

Equity Balances and Income Allocable to Noncontrolling Interests

The net equity balance of the noncontrolling interests as of March 31, 2011 and December 31, 2010 includes the following:

	2011	2010
Non-redeemable noncontrolling interests:
Noncontrolling interests in consolidated joint ventures	$(70,004)	$(100,355)
Noncontrolling interests in partnership equity of TRG	(93,567)	(93,012)
Preferred equity of TRG	29,217	29,217
	$(134,354)	$(164,150)

Net income attributable to the noncontrolling interests for the three months ended March 31, 2011 and March 31, 2010 includes the following:

	2011	2010
Net income attributable to noncontrolling interests: Non-redeemable noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	$3,447	$2,013
Noncontrolling share of income of TRG	5,689	3,882
TRG Series F preferred distributions	615	615
	9,751	6,510
Redeemable noncontrolling interests	(62)
	$9,689	$6,510

Equity Transactions

The following schedule presents the effects of changes in Taubman Centers, Inc.’s ownership interest in consolidated subsidiaries on Taubman Centers, Inc.’s equity for the three months ended March 31, 2011 and March 31, 2010:

	2011	2010
Net income attributable to Taubman Centers, Inc. common shareowners	$10,716	$6,283
Transfers (to) from the noncontrolling interest –
Decrease in Taubman Centers, Inc.’s paid-in capital for the acquisition of additional units of TRG under the Continuing Offer	(4,227)	(864)
Net transfers (to) from noncontrolling interests	(4,227)	(864)
Change from net income attributable to Taubman Centers, Inc. and transfers (to) from noncontrolling interests	$6,489	$5,419

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Finite Life Entities

ASC Topic 480, “Distinguishing Liabilities from Equity” establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. At March 31, 2011, the Company held controlling interests in consolidated entities with specified termination dates in 2081 and 2083. The noncontrolling owners’ interests in these entities are to be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entity. The estimated fair value of these noncontrolling interests was approximately $208 million at March 31, 2011, compared to a book value of $(68.6) million that is classified in Noncontrolling Interests in the Company’s Consolidated Balance Sheet.

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

The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedging instruments under the accounting requirements for derivatives and hedging, except for two immaterial out-of-the-money interest rate caps, which mature in January 2012 and April 2012.

As of March 31, 2011, the Company had the following outstanding interest rate derivatives that were designated and are expected to be effective as cash flow hedges of the interest payments on the associated debt.

Instrument Type	Ownership	Notional Amount	Swap Rate	Credit Spread on Loan	Total Swapped Rate on Loan	Maturity Date
Consolidated Subsidiaries:
Receive variable (LIBOR) /pay-fixed swap (1)	95.0%	$131,000	2.64%	2.35%	4.99%	September 2020
Unconsolidated Joint Ventures:
Receive variable (LIBOR) /pay-fixed swap	50.0	250,000	2.82	1.40	4.22	April 2011
Receive variable (LIBOR) /pay-fixed swap	50.0	30,000	5.05	0.90	5.95	November 2012

(1)	The notional amount of the swap is equal to the outstanding principal balance on the loan, which begins amortizing in September 2012.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company expects that approximately $4.8 million of the AOCI of Taubman Centers, Inc. and the noncontrolling interests will be reclassified from AOCI and recognized as a reduction of income in the following 12 months.

As of March 31, 2011, the Company had $2.3 million of net realized losses included in AOCI resulting from settled derivative instruments, which were designated as cash flow hedges that are being recognized as a reduction of income over the term of the hedged debt.

The following tables present the effect of derivative instruments on the Company’s Consolidated Statement of Operations and Comprehensive Income for the three months ended March 31, 2011 and March 31, 2010. The tables include the location and amount of unrealized gains and losses on outstanding derivative instruments in cash flow hedging relationships and the location and amount of realized losses reclassified from AOCI into income resulting from settled derivative instruments associated with hedged debt.

During the three months ended March 31, 2011 and March 31, 2010, the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
	Three months ended March 31			Three months ended March 31
	2011	2010		2011	2010
Derivatives in cash flow hedging relationships:
Interest rate contracts – consolidated subsidiaries	$1,627	$2,032	Interest Expense	$(1,070)	$(2,948)
Interest rate contracts – UJVs	943	240	Equity in Income of UJVs	(978)	(989)
Total derivatives in cash flow hedging relationships	$2,570	$2,272		$(2,048)	$(3,937)

Realized losses on settled cash flow hedges:
Interest rate contracts – consolidated subsidiaries			Interest Expense	$(221)	$(221)
Interest rate contract – UJVs			Equity in Income of UJVs	(94)	(94)
Total realized losses on settled cash flow hedges				$(315)	$(315)

The Company records all derivative instruments at fair value in the Consolidated Balance Sheet. The following table presents the location and fair value of the Company’s derivative financial instruments as reported in the Consolidated Balance Sheet as of March 31, 2011 and December 31, 2010.

		Fair Value
	Consolidated Balance Sheet Location	March 31 2011	December 31 2010
Derivatives designated as hedging instruments:
Asset derivatives-
Interest rate contract – consolidated subsidiaries	Deferred Charges and Other Assets	$6,192	$4,856
Liability derivatives:
Interest rate contract – consolidated subsidiaries	Accounts Payable and Accrued Liabilities		$(291)
Interest rate contracts – UJVs	Investment in UJVs	$(1,021)	(1,964)
Total liabilities designated as hedging instruments		$(1,021)	$(2,255)

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contingent Features

Certain of the Company's outstanding derivatives contain provisions that state if the hedged entity defaults on any of its indebtedness in excess of $1 million, then the derivative obligation could also be declared in default. As of March 31, 2011, the Company is not in default on any debt obligations that would trigger a credit risk related default on its current outstanding derivatives. The Regency Square loan was not in default as of March 31, 2011, and a default on this loan would not trigger a credit-risk related default on the Company’s current outstanding derivatives.

As of March 31, 2011 and December 31, 2010, the fair value of derivative instruments with credit-risk-related contingent features that are in a liability position was $1.0 million and $2.3 million, respectively. As of March 31, 2011 and December 31, 2010, the Company was not required to post any collateral related to these agreements. If the Company breached any of these provisions it would be required to settle its obligations under the agreements at their fair value. See Note 10 for fair value information on derivatives.

Note 7 – Share-Based Compensation

The Taubman Company 2008 Omnibus Long-Term Incentive Plan (2008 Omnibus Plan), as amended, which is shareowner approved, provides for the award to directors, officers, employees, and other service providers of the Company of restricted shares, restricted units of limited partnership in the Operating Partnership, options to purchase shares or Operating Partnership units, unrestricted shares or Operating Partnership units, and other awards to acquire up to an aggregate of 8.5 million Company common shares or Operating Partnership units. In addition, non-employee directors have the option to defer their compensation, other than their meeting fees, under a deferred compensation plan.

Non-option awards granted after an amendment of the 2008 Omnibus Plan in 2010 are deducted at a ratio of 1.85 Company common shares or Operating Partnership units, while non-option awards granted prior to the amendment continue to be deducted at a ratio of 2.85. Options are deducted on a one-for-one basis. The amount available for future grants is adjusted when the number of contingently issuable shares or units are settled, for grants that are forfeited, and for options that expire without being exercised.

Prior to the adoption of the 2008 Omnibus Plan, the Company provided share-based compensation through an incentive option plan, a long-term incentive plan, and non-employee directors' stock grant and deferred compensation plans.

The compensation cost charged to income for the Company’s share-based compensation plans was $2.4 million and $1.5 million for the three months ended March 31, 2011 and 2010, respectively. Compensation cost capitalized as part of properties and deferred leasing costs was approximately $0.1 million for the three months ended March 31, 2011 and 2010.

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

The Company estimated the grant-date fair values of options, performance share units, and restricted share units using the methods discussed in the separate sections below for each type of grant. Expected volatility and dividend yields are based on historical volatility and yields of the Company’s common stock, respectively, as well as other factors. The risk-free interest rates used are based on the U.S. Treasury yield curves in effect at the times of grants. The Company assumes no forfeitures of options or performance share units due to the small number of participants and low turnover rate.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options

A summary of option activity for the three months ended March 31, 2011 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Range of Exercise Prices
Outstanding at January 1, 2011	1,452,781	$37.00	5.7	$13.83 - $55.90
Outstanding at March 31, 2011	1,452,781	$37.00	5.4	$13.83 - $55.90

Fully vested options at March 31, 2011	1,244,452	$38.00	5.6

There were 0.1 million options that vested during the three months ended March 31, 2011.

The aggregate intrinsic value (the difference between the period end stock price and the option exercise price) of in-the-money options outstanding and in-the-money fully vested options as of March 31, 2011 was $24.6 million and $19.9 million, respectively.

No options were exercised during the three months ended March 31, 2011. The total intrinsic value of options exercised during the three months ended March 31, 2010 was $0.2 million. Cash received from option exercises for the three months ended March 31, 2010 was $0.6 million.

As of March 31, 2011 there were 0.2 million nonvested options outstanding, and $0.1 million of total unrecognized compensation cost related to nonvested options. The remaining cost is expected to be recognized over a weighted average period of within one year.

Under both the prior option plan and the 2008 Omnibus Plan, vested unit options can be exercised by tendering mature units with a market value equal to the exercise price of the unit options. In 2002, Robert S. Taubman, the Company’s chief executive officer, exercised options for 3.0 million units by tendering 2.1 million mature units and deferring receipt of 0.9 million units under the unit option deferral election. As the Operating Partnership pays distributions, the deferred option units receive their proportionate share of the distributions in the form of cash payments. Under an amendment executed in January 2011, beginning in December 2017 (unless Mr. Taubman retires earlier), the deferred partnership units will be issued in ten annual installments. The deferred units are accounted for as participating securities of the Operating Partnership.

Performance Share Units

In March 2011, the Company granted Performance Share Units (PSU) under the 2008 Omnibus Plan. Each PSU represents the right to receive, upon vesting, shares of the Company’s common stock ranging from 0-300% of the PSU based on the Company’s market performance relative to that of a peer group. The vesting date is three years from the grant date, if continuous service has been provided, or upon retirement or certain other events if earlier. No dividends accumulate during the vesting period.

The Company estimated the value of the PSU granted in March 2011 using a Monte Carlo simulation, considering the Company’s common stock price at the grant date less the present value of the expected dividends during the vesting period, historical returns of the Company and the peer group of companies, a risk-free interest rate of 1.18%, and a measurement period of 3 years. The resulting weighted average grant-date fair value was $85.40 per PSU.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of PSU activity for the three months ended March 31, 2011 is presented below:

	Number of Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2011	272,356	$28.88
Granted	53,795	$85.40
Outstanding at March 31, 2011	326,151	$38.20

None of the PSU outstanding at March 31, 2011 were vested. As of March 31, 2011, there was $8.4 million of total unrecognized compensation cost related to nonvested PSU outstanding. This cost is expected to be recognized over an average period of 2.3 years.

Restricted Share Units

In March 2011, restricted share units (RSU) were issued under the 2008 Omnibus Plan and represent the right to receive upon vesting one share of the Company’s common stock. The vesting date is three years from the grant date, if continuous service has been provided through that period, or upon retirement or certain other events if earlier. No dividends accumulate during the vesting period.

The Company estimated the value of the RSU granted in March 2011 using the Company’s common stock at the grant date deducting the present value of expected dividends during the vesting period using a risk-free rate of 1.18%. The result of the Company’s valuation was a weighted average grant-date fair value of $47.98 per RSU.

A summary of Restricted Share Units (RSU) activity for the three months ended March 31, 2011 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2011	617,884	$22.72
Redeemed	(111,945)	50.65
Granted	105,391	47.98
Forfeited	(1,484)	18.76
Outstanding at March 31, 2011	609,846	$21.96

All of the RSU outstanding at March 31, 2011 were nonvested. As of March 31, 2011, there was $8.4 million of total unrecognized compensation cost related to nonvested RSU outstanding. This cost is expected to be recognized over an average period of 2.3 years.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based on a market value at March 31, 2011 of $53.58 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $1.3 billion. The purchase of these interests at March 31, 2011 would have resulted in the Company owning an additional 30% interest in the Operating Partnership.

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

In April 2010, the holder of the loan on The Pier Shops filed a mortgage foreclosure complaint in the United States District Court for the District of New Jersey (Case No. CV01755) against APA. The plaintiff seeks to establish the amounts due under The Pier Shops’ mortgage loan agreement, foreclose all right, title, and lien which APA has in The Pier Shops’ leasehold interest, obtain possession of the property, and order a foreclosure sale of the property to satisfy the amounts due under the loan. In March 2011, a consent judgment of foreclosure was entered by the Court. The completion of the foreclosure process is not in the Company’s control and the timing of transfer of title is uncertain. Upon completion of the foreclosure sale, the ownership of The Pier Shops will be transferred in satisfaction of the obligations under the debt.

See Note 4 for the Operating Partnership's guarantees of certain notes payable, Note 6 for contingent features relating to derivative instruments, and Note 7 for obligations under existing share-based compensation plans.

Note 9 – Earnings Per Share

Basic earnings per share amounts are based on the weighted average of common shares outstanding for the respective periods. Diluted earnings per share amounts are based on the weighted average of common shares outstanding plus the dilutive effect of potential common stock. Potential common stock includes outstanding partnership units exchangeable for common shares under the Continuing Offer (Note 8), outstanding options for partnership units, PSU, RSU, deferred shares under the Non-Employee Directors’ Deferred Compensation Plan, and unissued partnership units under a unit option deferral election (Note 7). In computing the potentially dilutive effect of potential common stock, partnership units are assumed to be exchanged for common shares under the Continuing Offer, increasing the weighted average number of shares outstanding. The potentially dilutive effects of partnership units outstanding and/or issuable under the unit option deferral elections are calculated using the if-converted method, while the effects of other potential common stock are calculated using the treasury method. Contingently issuable shares are included in diluted EPS based on the number of shares, if any, that would be issuable if the end of the reporting period were the end of the contingency period.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2011, there were 7.4 million partnership units outstanding and 0.9 million unissued partnership units under unit option deferral elections that may be exchanged for common shares of the Company under the Continuing Offer. These outstanding partnership units and unissued units were excluded from the computation of diluted earnings per share as they were anti-dilutive in all periods presented. Also, there were out-of-the-money options for 0.3 million and 0.7 million shares for the periods ended March 31, 2011 and 2010, respectively, that were excluded from the computation of diluted EPS because they were anti-dilutive.

	Three Months Ended
	March 31
	2011	2010
Net income attributable to Taubman Centers, Inc. common shareowners (Numerator):
Basic	$10,716	$6,283
Impact of additional ownership of TRG	98	48
Diluted	$10,814	$6,331

Shares (Denominator) – basic	55,560,988	54,357,122
Effect of dilutive securities	1,419,844	1,011,785
Shares (Denominator) – diluted	56,980,832	55,368,907

Earnings per common share – basic	$0.19	$0.12
Earnings per common share – diluted	$0.19	$0.11

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements as of March 31, 2011 Using		Fair Value Measurements as of December 31, 2010 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Available-for-sale securities	$2,126		$2,061
Derivative interest rate contract		$6,192		$4,856
Insurance deposit	10,138		10,135
Total assets	$12,264	$6,192	$12,196	$4,856

Derivative interest rate contract				$(291)
Total liabilities				$(291)

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

Financial Instruments Carried at Other Than Fair Values

Community Development District Obligation

The owner of one shopping center pays annual special assessment levies of a Community Development District (CDD), which provided certain infrastructure assets and improvements. As the amount and period of the special assessments were determinable, the Company capitalized the infrastructure assets and improvements and recognized an obligation for the future special assessments to be levied. At March 31, 2011 and December 31, 2010, the book value of the infrastructure assets and improvements, net of depreciation, was $43.1 million and $43.6 million, respectively. The related obligation is classified within Accounts Payable and Accrued Liabilities and had a balance of $62.6 million at March 31, 2011 and December 31, 2010. The fair value of this obligation, derived from quoted market prices, was $55.6 million at March 31, 2011 and $56.8 million at December 31, 2010.

Notes Payable

The fair value of notes payable is estimated based on quoted market prices, if available. If no quoted market prices are available, the fair value of notes payable are estimated using cash flows discounted at current market rates. When selecting discount rates for purposes of estimating the fair value of notes payable at March 31, 2011 and December 31, 2010, the Company employed the credit spreads at which the debt was originally issued. Excluding 2010 refinancings, an additional 1.25% credit spread was added to the discount rate at March 31, 2011 and 1.50% credit spread at December 31, 2010, to attempt to account for current market conditions. This additional spread is an estimate and is not necessarily indicative of what the Company could obtain in the market at the reporting date. The Company does not believe that the use of different interest rate assumptions would have resulted in a materially different fair value of notes payable as of March 31, 2011 or December 31, 2010. To further assist financial statement users, the Company has included with its fair value disclosures an analysis of interest rate sensitivity.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of notes payable at March 31, 2011 and December 31, 2010 are as follows:

	2011		2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable	$2,636,672	$2,598,073	$2,656,560	$2,616,986

The fair values of the notes payable are dependent on the interest rates used in estimating the values. An overall 1% increase in rates employed in making these estimates would have decreased the fair values of the debt shown above at March 31, 2011 by $73.5 million or 2.8%.

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

References in this discussion to “beneficial interest” refer to our ownership or pro-rata share of the item being discussed. Also, the operations of the shopping centers are often best understood by measuring their performance as a whole, without regard to our ownership interest. Consequently, in addition to the discussion of the operations of the Consolidated Businesses, the operations of the Unconsolidated Joint Ventures are presented and discussed as a whole. All operating statistics provided exclude The Pier Shops at Caesars (The Pier Shops) and Regency Square. See “Results of Operations – The Pier Shops at Caesars” and “Results of Operations – Regency Square” and “Results of Operations – The Pier Shops and Regency Square Reconciliations of Net Operating Income to Net Income” for background and information on operations of these centers.

Use of Non-GAAP Measures

We use Net Operating Income (NOI) as an alternative measure to evaluate the operating performance of centers, both on individual and stabilized portfolio bases. We define NOI as property-level operating revenues (includes rental income excluding straightline adjustments of minimum rent) less maintenance, taxes, utilities, promotion, ground rent (including straightline adjustments), and other property operating expenses. Since NOI excludes general and administrative expenses, pre-development charges, interest income and expense, depreciation and amortization, and also impairment charges, restructuring charges, and gains from land and property dispositions, if any, it provides a performance measure that, when compared period over period, reflects the revenues and expenses most directly associated with owning and operating rental properties, as well as the impact on their operations from trends in tenant sales, occupancy and rental rates, and operating costs. We also use NOI excluding lease cancellation income as an alternative measure because this income may vary significantly from period to period, which can affect comparability and trend analysis. We generally provide separate projections for expected NOI growth and our lease cancellation income.

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

The National Association of Real Estate Investment Trusts (NAREIT) defines FFO as net income (computed in accordance with Generally Accepted Accounting Principles (GAAP)), excluding gains from extraordinary items and sales of properties, plus real estate related depreciation and after adjustments for unconsolidated partnerships and joint ventures. We believe that FFO is a useful supplemental measure of operating performance for REITs. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, we and most industry investors and analysts have considered presentations of operating results that exclude historical cost depreciation to be useful in evaluating the operating performance of REITs.

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

Our presentations of NOI, Beneficial Interest in EBITDA, FFO, and also adjusted versions of these measures, if any, are not necessarily comparable to the similarly titled measures of other REITs due to the fact that not all REITs use the same definitions. These measures should not be considered alternatives to net income or as an indicator of our operating performance. Additionally, these measures do not represent cash flows from operating, investing or financing activities as defined by GAAP. Reconciliations of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations, Net Income to Beneficial Interest in EBITDA, and Net Income to Net Operating Income are presented following the Comparison of the Three Months Ended March 31, 2011 to the Three Months Ended March 31, 2010.

Current Operating Trends

We continue to see positive signs of stabilization in the economy and capital markets. The retail environment has shown improvement and retailers are becoming more optimistic with their expansion plans and capital allocation decisions. Our tenant sales continue to be strong and the momentum which gained strength throughout 2010 has clearly continued into 2011.

Our mall tenants reported a 14.3% increase in sales per square foot in the first quarter of 2011 from the same period in 2010. For the twelve month period ended March 31, 2011, mall tenant sales were $581 per square foot, which is a new record for our company. Given this strong sales performance, we believe our previous estimate of 3% to 4% growth in tenant sales per square foot in 2011 over 2010 to be a conservative estimate. Overall this positive sales environment has helped us make very good progress in our leasing for 2011.

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

In the first quarter of 2011, ending occupancy was 87.9% compared to 88.2% in the first quarter of 2010. We expect occupancy for the next two quarters to be relatively flat or modestly down, and to end the year up as much as 1% over 2010. Temporary tenants, defined as those with lease terms less than or equal to a year, are not included in occupancy or leased space statistics. Temporary tenant leasing continues to be strong and as of March 31, 2011, approximately 3.7% of mall tenant space was occupied by temporary tenants, compared to 3.2% in the first quarter of 2010. See “Seasonality” for occupancy and leased space statistics.

Leased space was 90.5% at March 31, 2011, down 0.8% from March 31, 2010. This is due to the large amount of scheduled terminations in the first quarter of 2011 at our centers with ten year anniversaries. The difference between leased space and occupancy is that leased space includes spaces where leases have been signed but the tenants are not yet open. Neither statistic includes temporary tenants. We view occupancy as more relevant to operating results as it represents those spaces upon which we are currently collecting rent from permanent tenants. Finally, the spread between leased space and occupied space, at 2.6% this quarter, is consistent with our history of 1% to 3% in the first quarter.

As leases have expired in the centers, we have generally been able to rent the available space, either to the existing tenant or a new tenant, at rental rates that are higher than those of the expired leases. Generally, center revenues have increased as older leases rolled over or were terminated early and replaced with new leases negotiated at current rental rates that were usually higher than the average rates for existing leases. In periods of increasing sales, as we are experiencing now, rents on new leases will generally tend to rise. In periods of slower growth or declining sales, rents on new leases will grow more slowly or will decline for the opposite reason, as tenants' expectations of future growth become less optimistic.

Rent per square foot statistics are computed using contractual rentals per the tenant lease agreements, which reflect any lease modifications, including those for rental concessions. Rent per square foot information for our Consolidated Businesses and Unconsolidated Joint Ventures follows:

	Three Months Ended March 31
	2011	2010
Average rent per square foot:
Consolidated Businesses	$45.28	$43.60
Unconsolidated Joint Ventures	45.04	43.80
Combined	45.20	43.68

	Trailing 12 Months Ended March 31
	2011 (1)	2010 (1)
Opening base rent per square foot:
Consolidated Businesses	$53.79	$47.71
Unconsolidated Joint Ventures	50.67	41.95
Combined	53.05	45.97
Square feet of GLA opened:
Consolidated Businesses	706,153	523,907
Unconsolidated Joint Ventures	220,682	232,228
Combined	926,835	765,135
Closing base rent per square foot:
Consolidated Businesses	$47.18	$44.43
Unconsolidated Joint Ventures	47.56	49.30
Combined	47.27	45.76
Square feet of GLA closed:
Consolidated Businesses	830,595	652,987
Unconsolidated Joint Ventures	248,187	244,354
Combined	1,078,782	897,341
Releasing spread per square foot:
Consolidated Businesses	$6.61	$3.28
Unconsolidated Joint Ventures	3.11	(7.35)
Combined	5.78	0.21

(1)	Opening and closing statistics exclude spaces greater than or equal to 10,000 square feet.

Average rent per square foot across our portfolio, including both consolidated and unconsolidated properties, was up 3.5% for this quarter. We expect total average rent per square foot for the year to be up about 3% for 2011. The spread between opening and closing rents may not be indicative of future periods, as this statistic is not computed on comparable tenant spaces, and can vary significantly from period to period depending on the total amount, location, and average size of tenant space opening and closing in the period. Opening rent per square foot for the trailing 12 months was up 15.4 percent for this quarter. We expect the year to moderate from this percentage to a rate likely in the high single digits.

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

	1st Quarter 2011	Total 2010	4th Quarter 2010	3rd Quarter 2010	2nd Quarter 2010	1st Quarter 2010
	(in thousands, except occupancy and leased space data)
Mall tenant sales (1)	$1,114,951	$4,619,896	$1,487,634	$1,085,195	$1,052,274	$994,793
Revenues and gains on land sales and other nonoperating income:
Consolidated Businesses	155,647	657,360	195,036	155,454	155,232	151,638
Unconsolidated Joint Ventures	63,364	270,393	77,553	67,777	63,711	63,352
Occupancy and leased space:
Ending occupancy	87.9%	90.1%	90.1%	88.6%	88.0%	88.2%
Average occupancy	88.2	88.8	89.9	88.4	88.2	88.5
Leased space	90.5	92.0	92.0	91.8	90.9	91.3

(1)	Based on reports of sales furnished by mall tenants.

Because the seasonality of sales contrasts with the generally fixed nature of minimum rents and recoveries, mall tenant occupancy costs (the sum of minimum rents, percentage rents, and expense recoveries) as a percentage of sales are considerably higher in the first three quarters than they are in the fourth quarter.

	1st Quarter 2011	Total 2010	4th Quarter 2010	3rd Quarter 2010	2nd Quarter 2010	1st Quarter 2010
Consolidated Businesses:
Minimum rents	9.8%	9.1%	7.3%	9.6%	9.8%	10.6%
Percentage rents	0.4	0.4	0.6	0.3	0.1	0.3
Expense recoveries	4.6	5.0	5.2	4.7	5.1	5.0
Mall tenant occupancy costs	14.8%	14.5%	13.1%	14.6%	15.0%	15.9%
Unconsolidated Joint Ventures:
Minimum rents	8.8%	8.6%	6.8%	9.2%	9.5%	9.7%
Percentage rents	0.3	0.4	0.6	0.3	0.1	0.3
Expense recoveries	4.0	4.5	4.3	4.6	4.5	4.5
Mall tenant occupancy costs	13.1%	13.5%	11.7%	14.1%	14.1%	14.5%
Combined:
Minimum rents	9.4%	9.0%	7.2%	9.4%	9.7%	10.3%
Percentage rents	0.4	0.4	0.6	0.3	0.1	0.3
Expense recoveries	4.4	4.7	4.8	4.7	4.9	4.8
Mall tenant occupancy costs	14.2%	14.1%	12.6%	14.4%	14.7%	15.4%

Results of Operations

In addition to the trends in our operations disclosed in the preceding sections, the following sections discuss certain transactions that affected operations in the three month periods ended March 31, 2011 and March 31, 2010, or are expected to impact operations in the future.

Regency Square

In 2010, our Board of Directors made the decision to discontinue financial support of Regency Square including not repaying the non-recourse mortgage debt that is due in November 2011. As a result, we are in discussions with the lender about the center’s future ownership. Although we are no longer funding any cash shortfalls, we continue to record the operations of the center and interest on the loan in our results until title for the center has been transferred and our obligation for the loan is extinguished. We expect the non-cash impact of owning Regency Square (assuming interest at the original stated rate of 6.75% plus a 4% default rate beginning in June 2011) to result in an earnings charge in 2011 of about $(5.5) million. The impact excluding depreciation and amortization is expected to be about $(3) million. In addition, a significant non-cash accounting gain, representing the difference between the book value of the debt, interest payable and other obligations extinguished over the net book value of the property and any other assets transferred, will be recognized when the loan obligation is extinguished upon transfer of title of Regency Square. The process is not in our control and the timing of transfer of title is uncertain. The book value of the investment in Regency Square as of March 31, 2011 was approximately $29 million.

The Pier Shops at Caesars

In 2009, our Board of Directors made the decision to discontinue financial support of The Pier Shops. As a result of our discontinuing payment of debt service, the non-recourse loan is in default. Under the terms of the loan agreement, interest accrues at the original stated rate of 6.01% plus a 4% default rate. Accrued interest and late fees total $20 million as of March 31, 2011. Including the impact of compounding default interest and late fees, the effective rate on the $135 million loan balance is 11.63% for the three months ended March 31, 2011. Although we are no longer funding any cash shortfalls, we continue to record the operations of the center and interest on the loan in our results until title for the center has been transferred and our obligation for the loan is extinguished. In April 2010, the holder of the loan on The Pier Shops filed a lawsuit to foreclose on the loan. In March 2011, a consent judgment of foreclosure was entered by the Court. The foreclosure process is not in our control and the timing of transfer of title is uncertain. We expect the non-cash impact of owning The Pier Shops (including default interest) to result in an earnings charge in 2011 of about $(23) million. The impact excluding depreciation and amortization is expected to be about $(17) million. These earnings impacts represent 100% of the results of The Pier Shops. In addition, a significant non-cash accounting gain, representing the difference between the book value of the debt, interest payable and other obligations extinguished over the net book value of the property and any other assets transferred, will be recognized when the loan obligation is extinguished upon transfer of title of The Pier Shops. The book value of the investment in The Pier Shops as of March 31, 2011 was approximately $43 million.

Center Operations

The NOI of our centers in the first quarter of 2011 was up 5.1% over the same period in 2010, excluding lease cancellation income, primarily due to increased rents and recoveries. About half of the variance relating to recoveries was due to a change in our methodology for allocating the revenue from our fixed CAM tenants over the year, as further described below. We expect that NOI of our centers, excluding lease cancellation income, will be up about 2% for the full year 2011. We expect increased tenant rents resulting from higher average rent per square foot. We now estimate lease cancellation income to be about $6 million to $7 million for 2011. See “General Background and Performance Measurement – Use of Non-GAAP Measures” for the definition and discussion of NOI and see “Reconciliation of Net Income to NOI” following the Comparison of the Three Months Ended March 31, 2011 to the Three Months Ended March 31, 2010.

Prior to 2011, quarterly CAM recovery revenue was recognized based on an anticipated overall recovery rate, applied to recoverable CAM expenses incurred. Now with the increasing number of fixed CAM tenants, there is less relationship between such recoveries and expenses. Effective January 1, 2011, we are recognizing the fixed CAM revenue when billable under tenant leases, generally as fixed monthly amounts over the lease year, while continuing the overall recovery rate methodology for triple-net tenants. This caused a favorable impact during first quarter 2011 and we expect positive impacts in the second and third quarters as well, with an offsetting unfavorable impact expected in the fourth quarter. However, this change in interim revenue recognition only impacts seasonality and we expect the recoveries ratio for the full year to be comparable to full year 2010. With the increased number of fixed CAM leases, we do expect increased volatility in our quarterly net recoveries revenue, as the income from fixed CAM tenants will be recognized evenly over the year, while expenses can vary significantly from quarter to quarter.

Debt Transactions

In April 2011, the $250 million Fair Oaks loan, $125 million at our beneficial share, was extended to April 2012 and has a one-year extension option remaining. The rate on the loan had been fixed at 4.22% due to an interest rate swap that also matured in April 2011. The loan has now reverted to a floating rate at LIBOR plus 1.40%. The extended loan is prepayable at any time.

In January 2011, the International Plaza loan was extended to a maturity of January 2012. The principal balance on the loan was required to be paid down by $52.6 million. We funded our $26.4 million beneficial share of the paydown with funds from our revolving lines of credit. The principal on the loan is now $272.4 million at 100%, and $136.5 million at our beneficial share. The rate on the loan had been fixed at 5.01% due to an interest rate swap that also matured in January 2011. The loan has now reverted to a floating rate at LIBOR plus 1.15%. The extended loan is prepayable at any time and has an additional one-year extension option.

Because of the current favorable rate environment, we expect to refinance both the Fair Oaks and the International Plaza loans at favorable fixed rates in the third quarter of 2011. The proceeds for the Fair Oaks loan are expected to be at or modestly above the current loan level, and for the International Plaza loan we expect to receive proceeds that are as much as the loan balance prior to the paydown of $52.6 million.

See “Liquidity and Capital Resources” for discussion of the extension of our lines of credit.

Comparison of the Three Months Ended March 31, 2011 to the Three Months Ended March 31, 2010

The following table sets forth operating results for the three months ended March 31, 2011 and March 31, 2010, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:
	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)
	(in millions)
REVENUES:
Minimum rents	$86.0	$38.8	$83.4	$37.9
Percentage rents	3.4	1.4	2.1	0.9
Expense recoveries	54.0	22.2	52.9	22.3
Management, leasing, and development services	5.9		3.1
Other	6.3	0.9	10.1	2.1
Total revenues	$155.5	$63.4	$151.5	$63.3

EXPENSES:
Maintenance, taxes, utilities, and promotion (2)	$43.9	$16.2	$44.9	$16.7
Other operating (2)	18.8	3.8	16.0	3.7
Management, leasing, and development services	2.3		1.6
General and administrative	7.3		7.4
Interest expense	35.0	15.6	37.4	15.8
Depreciation and amortization (3)	33.8	9.4	37.1	9.5
Total expenses	$141.1	$44.9	$144.4	$45.8

Nonoperating income	0.1		0.1
		$18.4		$17.6
Income before income tax expense and equity in income of Unconsolidated Joint Ventures	$14.5		$7.3
Income tax expense	(0.2)		(0.2)
Equity in income of Unconsolidated Joint Ventures (3)	10.1		9.7
Net income	$24.4		$16.8
Net income attributable to noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	(3.4)		(2.0)
TRG Series F preferred distributions	(0.6)		(0.6)
Noncontrolling share of income of TRG	(5.7)		(3.9)
Distributions to participating securities of TRG	(0.4)		(0.4)
Preferred stock dividends	(3.7)		(3.7)
Net income attributable to Taubman Centers, Inc. common shareowners	$10.7		$6.3

SUPPLEMENTAL INFORMATION (4):
EBITDA – 100%	$83.3	$43.4	$81.8	$42.9
EBITDA – outside partners' share	(8.8)	(19.7)	(9.7)	(19.5)
Beneficial interest in EBITDA	$74.5	$23.7	$72.0	$23.4
Beneficial interest expense	(32.1)	(8.1)	(32.2)	(8.2)
Beneficial income tax expense	(0.2)		(0.2)
Non-real estate depreciation	(0.8)		(0.8)
Preferred dividends and distributions	(4.3)		(4.3)
Funds from Operations contribution	$37.1	$15.6	$34.5	$15.2

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

(2)
Promotion expenses, which were previously classified in Other Operating, are now included in Maintenance, Taxes, Utilities and Promotion expense. Amounts for 2010 have been reclassified to conform to the 2011 classification.

(3)
Amortization of our additional basis in the Operating Partnership included in depreciation and amortization was $1.2 million in both 2011 and 2010. Also, amortization of our additional basis included in equity in income of Unconsolidated Joint Ventures was $0.5 million in both 2011 and 2010.

(4)	(4 See “General Background and Performance Measurement – Use of Non-GAAP Measures” for the definition and discussion of EBITDA and FFO.
(5)	(5 Amounts in this table may not add due to rounding.

Consolidated Businesses

Total revenues for the quarter ended March 31, 2011 were $155.5 million, a $4.0 million or 2.6% increase from the comparable period in 2010. Minimum rents increased by $2.6 million primarily due to an increase in rent per square foot, partially offset by a decrease in average occupancy. Percentage rents increased primarily due to higher tenant sales. Expense recoveries increased due to a higher percentage of fixed CAM tenants and increased CAM capital expenditures. The increase was also due to a change in our methodology for allocating revenue from our fixed CAM tenants over the year (see “Results of Operations – Center Operations”). Management, leasing, and development revenue increased primarily from a one-time collection of past due development fees for services provided in 2010 on the Riverstone project in Songdo International Business District, Incheon, South Korea. In addition revenue from the IFC mall contracts in, Yeouido, Seoul, South Korea increased over the comparable period in 2010. In 2011, we expect our margin on management, leasing, and development to be about $8 million. Other income decreased primarily due to lower lease cancellation revenue.

Total expenses were $141.1 million, a $3.3 million or 2.3% decrease from the comparable period in 2010. Maintenance, taxes, utilities, and promotion expense decreased due to lower maintenance and electricity costs. Other operating expense increased primarily due to increases in pre-development costs relating to the outlet joint venture formed in 2010, as well as increased bad debt expense. We expect pre-development expense to be about $17 million for 2011. Interest expense decreased primarily due to the change in interest rate on the International Plaza loan to a floating rate when it was extended, and the refinance of the MacArthur loan to a lower rate. These were partially offset by the refinancing of the Partridge Creek loan at a higher rate. Depreciation expense was higher in 2010 primarily due to shortened useful lives of certain assets at one center in 2010, as part of a construction project to build a new theater.

Unconsolidated Joint Ventures

Total revenues for the three months ended March 31, 2011 were $63.4 million, up $0.1 million over the comparable period in 2010. Minimum rents increased due to increases in rent per square foot, partially offset by a decrease in average occupancy. Other income decreased due to lower lease cancellation revenue.

Total expenses decreased by $0.9 million or 2.0%, to $44.9 million for the three months ended March 31, 2011.

As a result of the foregoing, income of the Unconsolidated Joint Ventures increased by $0.8 million to $18.4 million for the three months ended March 31, 2011. Our equity in income of the Unconsolidated Joint Ventures was $10.1 million, a $0.4 million increase from the comparable period in 2010.

Net Income

Our net income was $24.4 million for the three months ended March 31, 2011, compared to $16.8 million for the three months ended March 31, 2010. After allocation of income to noncontrolling, preferred, and participating interests, the net income attributable to Taubman Centers, Inc. common shareowners for the three months ended March 31, 2011 was $10.7 million compared to $6.3 million in the comparable period in 2010.

FFO and FFO per Share

Our FFO was $52.7 million for the three months ended March 31, 2011 compared to $49.7 million for the three months ended March 31, 2010. FFO per diluted share was $0.63 in 2011, compared to $0.60 in the comparable period in 2010. See “General Background and Performance Measurement – Use of Non-GAAP Measures” for the definition of FFO and “Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations.”

Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations

	Three Months Ended March 31
	2011			2010
	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit

Net income attributable to TCO common shareowners – basic	$10.7	55,560,988	0.19	$6.3	54,357,122	$0.12

Add impact of share-based compensation	0.1	1,419,844			1,011,785

Net income attributable to TCO common shareowners – diluted	$10.8	56,980,832	0.19	$6.3	55,368,907	$0.11

Add depreciation of TCO’s additional basis	1.7		0.03	1.7		0.03

Net income attributable to TCO common shareowners, excluding step-up depreciation	$12.5	56,980,832	$0.22	$8.1	55,368,907	$0.15

Add:
Noncontrolling share of income of TRG	5.7	25,415,979		3.9	26,366,705
Distributions to participating securities	0.4	871,262		0.4	871,262

Net income attributable to partnership unitholders and participating securities	$18.6	83,268,073	$0.22	$12.3	82,606,874	$0.15

Add (less) depreciation and amortization (1):
Consolidated businesses at 100%	33.8		0.41	37.1		0.45
Depreciation of TCO’s additional basis	(1.7)		(0.02)	(1.7)		(0.02)
Noncontrolling partners in consolidated joint ventures	(2.6)		(0.03)	(2.5)		(0.03)
Share of Unconsolidated Joint Ventures	5.5		0.07	5.5		0.07
Non-real estate depreciation	(0.8)		(0.01)	(0.8)		(0.01)

Impact of share-based compensation	(0.1)

Funds from Operations	$52.7	83,268,073	$0.63	$49.7	82,606,874	$0.60

TCO's average ownership percentage of TRG	68.6%			67.3%

Funds from Operations attributable to TCO	$36.2		$0.63	$33.5		$0.60

Funds from Operations	$52.7	83,268,073	$0.63	$49.7	82,606,874	$0.60

The Pier Shops’ negative FFO	4.0		0.05	2.4		0.03
Regency Square’s negative FFO	0.4		0.00	0.4		0.01

Funds from Operations, excluding The Pier Shops and Regency Square	$57.1	83,268,073	$0.69	$52.5	82,606,874	$0.64

TCO’s average ownership percentage of TRG	68.6%			67.3%

Funds from Operations attributable to TCO, excluding The Pier Shops and Regency Square	$39.2		$0.69	$35.4		$0.64

(1)	Depreciation includes $4.2 million and $3.6 million of mall tenant allowance amortization for the three months ended March 31, 2011 and 2010, respectively.

(2)	Amounts in this table may not recalculate due to rounding.

The Pier Shops and Regency Square Reconciliations of Net Operating Income to Net Income

	Three Months Ended
	(in millions)
	2011	2010
		100%	TRG%	Outside Partner’s Share
The Pier Shops (1), (2):

NOI	$(0.1)	$1.2	$0.4		$0.8
Interest expense	(3.9)	(3.6)	(2.8)		(0.8)
FFO	$(4.0)	$(2.4)	$(2.4)
Depreciation and amortization	(1.2)	(1.5)	(1.5)
Net loss	$(5.2)	$(3.9)	$(3.9)	$

Regency Square (2):

NOI	$0.9	$0.9
Interest expense	(1.3)	(1.3)
FFO	$(0.4)	$(0.4)
Depreciation and amortization	(0.6)	(0.5)
Net loss	$(1.0)	$(0.9)

(1)
We have a controlling, 77.5% ownership interest in The Pier Shops. However, we allocate 100% of the losses and negative FFO impact of The Pier Shops' operations to TRG's unitholders in order to maintain the equity balance of The Pier Shops' 22.5% outside partner at zero. Prior to 2011, our presentation of these results included an allocation of 22.5% of The Pier Shops' interest expense and an equal amount of NOI to the outside partner (effectively, a net zero allocation of the net loss and negative FFO impact). Beginning in 2011, the presentation has been simplified to allocate all components of net loss to TRG's unitholders.

(2)
Although we are no longer funding cash shortfalls of The Pier Shops or Regency Square, we will continue to record the operations of these centers until title for each has been transferred and the loan obligations have been extinguished.

Reconciliation of Net Income to Beneficial Interest in EBITDA

	Three Months Ended March 31
	(in millions)
	2011	2010
Net income	$24.4	$16.8

Add (less) depreciation and amortization:
Consolidated businesses at 100%	33.8	37.1
Noncontrolling partners in consolidated joint ventures	(2.6)	(2.5)
Share of Unconsolidated Joint Ventures	5.5	5.5

Add (less) interest expense and income tax expense:
Interest expense:
Consolidated businesses at 100%	35.0	37.4
Noncontrolling partners in consolidated joint ventures	(2.9)	(5.2)
Share of Unconsolidated Joint Ventures	8.1	8.2
Income tax expense	0.2	0.2

Less noncontrolling share of income of consolidated joint ventures	(3.4)	(2.0)

Beneficial interest in EBITDA	$98.2	$95.4

TCO's average ownership percentage of TRG	68.6%	67.3%

Beneficial interest in EBITDA attributable to TCO	$67.4	$64.2

(1)	Amounts in this table may not recalculate due to rounding.

Reconciliation of Net Income to Net Operating Income

	Three Months Ended March 31
	(in millions)

	2011	2010
Net income	$24.4	$16.8

Add (less) depreciation and amortization:
Consolidated businesses at 100%	33.8	37.1
Noncontrolling partners in consolidated joint ventures	(2.6)	(2.5)
Share of Unconsolidated Joint Ventures	5.5	5.5

Add (less) interest expense and income tax expense:
Interest expense:
Consolidated businesses at 100%	35.0	37.4
Noncontrolling partners in consolidated joint ventures	(2.9)	(5.2)
Share of Unconsolidated Joint Ventures	8.1	8.2
Income tax expense	0.2	0.2

Less noncontrolling share of income of consolidated joint ventures	(3.4)	(2.0)

Add EBITDA attributable to outside partners:
EBITDA attributable to noncontrolling partners in consolidated joint ventures	8.8	9.7
EBITDA attributable to outside partners in Unconsolidated Joint Ventures	19.7	19.5

EBITDA at 100%	$126.7	$124.7

Add (less) items excluded from shopping center Net Operating Income:
General and administrative expenses	7.3	7.4
Management, leasing, and development services, net	(3.6)	(1.5)
Interest income	(0.1)	(0.2)
Straight-line rents	(0.2)
The Pier Shops’ net operating income	0.1	(1.2)
Regency Square’s net operating income	(0.9)	(0.9)
Non-center specific operating expenses and other	7.2	6.2

Net Operating Income at 100%	$136.5	$134.6

Lease cancellation income (1)	(1.4)	(5.9)

Net Operating Income at 100% excluding lease cancellation income	$135.2	$128.6

(1) Excludes The Pier Shops and Regency Square.

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

We are financed with property-specific secured debt and we have two unencumbered center properties (Willow Bend and Stamford Town Center, a 50% owned Unconsolidated Joint Venture property). As of March 31, 2011, we had a consolidated cash balance of $21.0 million. We also have secured lines of credit of $550 million and $65 million, as of March 31, 2011. The availability under these facilities as of March 31, 2011, after considering current loan balances and outstanding letters of credit, was $436.1 million. In February 2011, the maturity date on our $550 million primary line of credit was extended to February 2012. In March 2011, the maturity date on our second line of credit was extended through April 2012. In addition, the maximum amount available under this facility was increased to $65 million from the prior $40 million maximum for the $25 million letter of credit required by the lessor of the City Creek Center project (see “Capital Spending – City Creek Center” for more details). The availability under the line will revert to $40 million when the obligation under the letter of credit is extinguished.

Twelve banks participate in our $550 million line of credit and any failure of a bank to fund a draw on our line does not negate the obligation of the other banks to fund their pro-rata shares. To date, all twelve banks have fulfilled their obligations under the line of credit.

See “Results of Operations – Debt Transactions” for information on 2011 debt maturities.

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

The $72.4 million Regency Square loan matures in November 2011. In September 2010, our Board of Directors concluded that it was in our best interest to discontinue financial support of Regency Square. We have begun discussions with the lender regarding the transfer of ownership of this property. A default on this loan will not trigger any cross defaults on our other indebtedness. The loan was not in default as of March 31, 2011. We will continue to accrue the results of the center until the ownership of Regency Square is transferred in satisfaction of the obligations under the debt. However, we are not obligated to fund cash shortfalls of the center (see “Results of Operations – Regency Square”).

Summaries of 2011 Capital Activities and Transactions

Operating Activities

Our net cash provided by operating activities was $53.3 million in 2011, compared to $49.4 million in 2010. See also “Results of Operations” for descriptions of 2011 and 2010 transactions affecting operating cash flow.

Investing Activities

Net cash used in investing activities was $15.1 million in 2011, compared to $12.3 million in 2010. Additions to properties in 2011 related primarily to the purchase of the space vacated by Saks Fifth Avenue at Cherry Creek Shopping Center, tenant improvements at existing centers, and other capital items. Additions to properties in 2010 related primarily to tenant improvements at existing centers and other capital items. A tabular presentation of 2011 capital spending is shown in “Capital Spending.” During 2010, we issued $2.9 million in notes receivable and in 2011 and 2010 received $0.4 million and $0.3 million in repayments, respectively. Contributions to Unconsolidated Joint Ventures in 2010 included $3.6 million to fund our share of the litigation settlement at Westfarms.

Sources of cash used in funding these investing activities other than cash flows from operating activities included distributions from Unconsolidated Joint Ventures. Distributions in excess of earnings from Unconsolidated Joint Ventures provided $6.1 million in 2011, compared to $4.9 million in 2010.

Financing Activities

Net cash used in financing activities was $36.4 million in 2011 compared to $39.5 million in 2010. Payments of debt and for issuance costs, net of proceeds from the issuance of debt, were $21.0 million in 2011. Proceeds from the issuance of debt, net of payments and issuance costs, were $2.1 million in 2010. In 2011, $2.0 million was paid in connection with incentive plans, compared to $0.5 million in 2010. Contributions from noncontrolling interests were $31.5 million in 2011, which included contributions to fund the paydown of the International Plaza refinancing (see “Results of Operations – Debt Transactions” for more information) and the purchase of the space vacated by Saks Fifth Avenue at Cherry Creek. Total dividends and distributions paid were $44.8 million and $41.0 million in 2011 and 2010, respectively.

Beneficial Interest in Debt

At March 31, 2011, the Operating Partnership's debt and its beneficial interest in the debt of its Consolidated Businesses and Unconsolidated Joint Ventures totaled $2,877.1 million, with an average interest rate of 5.21% excluding amortization of debt issuance costs and interest rate hedging costs. These costs are reported as interest expense in the results of operations. Beneficial interest in debt includes debt used to fund development and expansion costs. Beneficial interest in construction work in progress totaled $65.1 million as of March 31, 2011, which includes $10.6 million of assets on which interest is being capitalized. The following table presents information about our beneficial interest in debt as of March 31, 2011:

	Amount		Interest Rate Including Spread
	(in millions)
Fixed rate debt, excluding The Pier Shops and Regency Square	$2,148.4		5.53	% (1)

Floating rate debt:
Swapped through March 2011	125.0		4.22%
Swapped through October 2012	15.0		5.95%
Swapped through August 2020	124.5		4.99%
	264.5		4.68	% (1)
Floating month to month	287.2		1.18	% (1)
Total floating rate debt	$551.7		2.86	% (1)

Beneficial interest in debt excluding The Pier Shops and Regency Square	$2,700.1		4.98	% (1)

The Pier Shops	104.6	(2)	10.01	% (2)
Regency Square	72.4	(3)	6.75	% (3)

Total beneficial interest in debt	$2,877.1		5.21	% (5)

Amortization of financing costs (4)			0.21%
Average all-in rate			5.42%

(1)	Represents weighted average interest rate before amortization of financing costs.
(2)
The Pier Shops' loan is in default. Interest is accruing at the default rate of 10.01% rather than the original stated rate of 6.01% and is accumulating in interest payable. At 100%, accrued interest and late fees total $20.0 million as of March 31, 2011. Including the impact of compounding default interest and late fees, the effective rate on the loan is 11.63% for the quarter ended March 31, 2011.

(3)	We have announced that we will discontinue financial support of Regency Square. The loan was not in default as of March 31, 2011.
(4)	Financing costs include debt issuance costs and costs related to interest rate agreements of certain fixed rate debt. Amortization of these costs excluding The Pier Shops and Regency Square is 0.20%.
(5)
The weighted rate is calculated using TRG’s 77.5% beneficial interest in The Pier Shops’ debt. See “Results of Operations - The Pier Shops and Regency Square Reconciliations of Net Operating Income to Net Income” regarding a change in the presentation of beneficial interest in The Pier Shops' operations in 2011.

(6)	Amounts in table may not add due to rounding.

Sensitivity Analysis

We have exposure to interest rate risk on our debt obligations and interest rate instruments. We use derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. We routinely use cap, swap, and treasury lock agreements to meet these objectives. Based on the Operating Partnership's beneficial interest in floating rate debt in effect at March 31, 2011, a one percent increase or decrease in interest rates on this floating rate debt would decrease or increase cash flows and annual earnings by approximately $4.1 million, respectively. Based on our consolidated debt and interest rates in effect at March 31, 2011, a one percent increase in interest rates would decrease the fair value of debt by approximately $73.5 million, while a one percent decrease in interest rates would increase the fair value of debt by approximately $76.9 million.

Loan Commitments and Guarantees

Certain loan agreements contain various restrictive covenants, including a minimum net worth requirement, a maximum payout ratio on distributions, a minimum debt yield ratio, a maximum leverage ratio, minimum interest coverage ratios, and a minimum fixed charges coverage ratio, the latter being the most restrictive. This covenant requires that we maintain a minimum fixed charges coverage ratio of more than 1.5 over a trailing 12-month period. As of March 31, 2011, our trailing 12-month fixed charges coverage ratio was 2.2. Other than The Pier Shops’ loan, which is in default, we are in compliance with all of our covenants and loan obligations as of March 31, 2011. The default on this loan did not trigger, and a default on the Regency Square loan will not trigger, any cross defaults on our other indebtedness. The maximum payout ratio on distributions covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain our tax status, pay preferred distributions, and for distributions related to the sale of certain assets. See “Note 4 – Beneficial Interest in Debt and Interest Expense – Debt Covenants and Guarantees” to our consolidated financial statements for more details on loan guarantees.

Cash Tender Agreement

A. Alfred Taubman has the annual right to tender units of partnership interest in the Operating Partnership and cause us to purchase the tendered interests at a purchase price based on a market valuation of TCO on the trading date immediately preceding the date of the tender. See “Note 8 – Commitments and Contingencies – Cash Tender” to our consolidated financial statements for more details.

Capital Spending

City Creek Center

City Creek Center, a mixed-use project in Salt Lake City, Utah, will include a 0.7 million square foot retail component anchored by Macy’s and Nordstrom. We are currently providing development and leasing services and will be the manager for the retail space, which we will own under a long-term participating lease. City Creek Reserve, Inc. (CCRI), an affiliate of the LDS Church, is the participating lessor and is providing all of the construction financing. We own 100% of the leasehold interest in the retail buildings and property. CCRI has an option to purchase our interest at fair value at various points in time over the term of the lease. We expect an approximately 11% to 12% return on our approximately $76 million investment, of which $75 million will be paid to CCRI upon opening of the retail center. As required, we have issued to CCRI a $25 million letter of credit, which will remain in place until the $75 million is paid. As of March 31, 2011, the capitalized cost of this project was approximately $1 million. Construction is progressing for a March 2012 opening. Leasing of retail tenant space is over 80% committed.

2011 Capital Spending

Capital spending for routine maintenance of the shopping centers is generally recovered from tenants. Capital spending through March 31, 2011 is summarized in the following table:

	2011 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
Existing centers:
Projects with incremental GLA or anchor replacement (2)	$18.1	$13.1
Projects with no incremental GLA and other	2.0	2.0	$0.3	$0.1
Mall tenant allowances (3)	2.1	2.0	1.4	0.7
Asset replacement costs reimbursable by tenants	0.6	0.6	0.1
Corporate office improvements, technology, equipment, and other	0.1	0.1
Additions to properties	$22.9	$17.8	$1.7	$0.9

(1)	Costs are net of intercompany profits and are computed on an accrual basis.
(2)	Includes the cost to acquire the building that was vacated by Saks Fifth Avenue at Cherry Creek in March 2011.
(3)	Excludes initial lease-up costs.
(4)	Amounts in this table may not add due to rounding.

For the three months ended March 31, 2011, in addition to the costs above, we incurred our $1.1 million share of Consolidated Businesses’ and $0.4 million share of Unconsolidated Joint Ventures’ capitalized leasing costs.

The following table presents a reconciliation of the Consolidated Businesses’ capital spending shown above (on an accrual basis) to additions to properties (on a cash basis) as presented in our Consolidated Statement of Cash Flows for the three months ended March 31, 2011:

(in millions)
Consolidated Businesses’ capital spending	$22.9
Differences between cash and accrual basis	(1.5)
Additions to properties	$21.4

Planned 2011 Capital Spending

The following table summarizes planned capital spending for 2011:

	2011 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
Existing centers:
Projects with incremental GLA or anchor replacement (2)	$39.4	$34.4	$0.3	$0.1
Projects with no incremental GLA and other	2.9	2.4	1.8	0.9
Mall tenant allowances (3)	24.2	22.8	10.0	5.2
Asset replacement costs reimbursable by tenants	11.5	10.6	3.7	2.1
Corporate office improvements, technology, equipment, and other	1.4	1.4
Total	$79.4	$71.7	$15.7	$8.4

(1)	Costs are net of intercompany profits and are computed on an accrual basis.
(2)	Includes the cost to acquire the building that was vacated by Saks Fifth Avenue at Cherry Creek in March 2011.
(3)	Excludes initial lease-up costs.
(4)	Amounts in this table may not add due to rounding.

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

On March 3, 2011, we declared a quarterly dividend of $0.4375 per common share, $0.50 per share on our 8% Series G Preferred Stock, and $0.4765625 on our 7.625% Series H Preferred Stock, all of which were paid on March 31, 2011 to shareowners of record on March 15, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in this report at Item 2 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sensitivity Analysis.”

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

Refer to “Note 8 – Commitments and Contingencies” to our consolidated financial statements relating to The Pier Shops mortgage foreclosure, and the restaurant owners at The Pier Shops litigation. There were no material developments regarding these matters during the quarter ended March 31, 2011.

Item 1A. Risk Factors

There were no material changes in our risk factors previously disclosed in Part I, Item 1A. of our Form 10-K for the year ended December 31, 2010.

Item 6. Exhibits

*10(a)	--	Summary of Compensation for the Board of Directors of Taubman Centers, Inc., effective January 1, 2011
*10(b)	--	The Taubman Realty Group Limited Partnership and The Taubman Company LLC Election and Option Deferral Agreement, as Amended and Restated Effective as of January 27, 2011
12	--	Statement Re: Computation of Taubman Centers, Inc. Ratio of Earnings to Combined Fixed Charges and Preferred Dividends
31(a)	--	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31(b)	--	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32(a)	--	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32(b)	--	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99	--	Debt Maturity Schedule
**101.INS	--	XBRL Instance Document
**101.SCH	--	XBRL Taxonomy Extension Schema Document
**101.CAL	--	XBRL Taxonomy Extension Calculation Linkbase Document
**101.LAB	--	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	--	XBRL Taxonomy Extension Presentation Linkbase Document
**101.DEF	--	XBRL Taxonomy Extension Definition Linkbase Document
*		A management contract or compensatory plan or arrangement required to be filed.
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

TAUBMAN CENTERS, INC.
Date: April 29, 2011	By: /s/ Lisa A. Payne
Lisa A. Payne
Vice Chairman, Chief Financial Officer, and Director (Principal Financial Officer)