Form 10-Q
period 2011-06-30
TAUBMAN CENTERS INC
filed 2011-07-29
CIK 890319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2011
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

☐ Yes  ☒  No

As of July 28, 2011, there were outstanding 57,889,825 shares of the Company's common stock, par value $0.01 per share.

TAUBMAN CENTERS, INC.

TAUBMAN CENTERS, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	June 30 2011	December 31 2010
Assets:
Properties	$3,536,103	$3,528,297
Accumulated depreciation and amortization	(1,240,028)	(1,199,247)
	$2,296,075	$2,329,050
Investment in Unconsolidated Joint Ventures (Note 3)	73,920	77,122
Cash and cash equivalents	16,763	19,291
Accounts and notes receivable, less allowance for doubtful accounts of $10,501 and $7,966 in 2011 and 2010	41,313	49,906
Accounts receivable from related parties	1,311	1,414
Deferred charges and other assets	65,998	70,090
	$2,495,380	$2,546,873
Liabilities:
Notes payable (Note 4)	$2,504,342	$2,656,560
Accounts payable and accrued liabilities	244,777	247,895
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures (Note 3)	173,093	170,329
	$2,922,212	$3,074,784
Commitments and contingencies (Notes 4, 5, 6, 7, and 8)

Equity:
Taubman Centers, Inc. Shareowners’ Equity (Note 1):
Series B Non-Participating Convertible Preferred Stock, $0.001 par and liquidation value, 40,000,000 shares authorized, 25,140,436 and 26,233,126 shares issued and outstanding at June 30, 2011 and December 31, 2010	$25	$26
Series G Cumulative Redeemable Preferred Stock, 4,000,000 shares authorized, no par, $100 million liquidation preference, 4,000,000 shares issued and outstanding at June 30, 2011 and December 31, 2010
Series H Cumulative Redeemable Preferred Stock, 3,480,000 shares authorized, no par, $87 million liquidation preference, 3,480,000 shares issued and outstanding at June 30, 2011 and December 31, 2010
Common Stock, $0.01 par value, 250,000,000 shares authorized, 57,889,530 and 54,696,054 shares issued and outstanding at June 30, 2011 and December 31, 2010	579	547
Additional paid-in capital	664,398	589,881
Accumulated other comprehensive income (loss)	(14,223)	(14,925)
Dividends in excess of net income	(969,217)	(939,290)
	$(318,438)	$(363,761)

Noncontrolling interests (Note 5)	(108,394)	(164,150)
	$(426,832)	$(527,911)
	$2,495,380	$2,546,873

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Revenues:
Minimum rents	$86,855	$84,081	$172,840	$167,435
Percentage rents	1,560	1,061	4,952	3,135
Expense recoveries	57,032	56,334	111,075	109,255
Management, leasing, and development services	4,480	4,007	10,340	7,063
Other	5,435	8,599	11,674	18,683
	$155,362	$154,082	$310,881	$305,571
Expenses:
Maintenance, taxes, utilities, and promotion	$47,478	$48,312	$91,415	$93,237
Other operating	17,042	14,765	35,876	30,721
Management, leasing, and development services	2,323	2,185	4,603	3,778
General and administrative	8,005	7,036	15,289	14,425
Interest expense	35,470	37,923	70,485	75,340
Depreciation and amortization	36,329	35,918	70,118	73,002
	$146,647	$146,139	$287,786	$290,503
Nonoperating income	$684	$1,150	$812	$1,299
Income before income tax expense and equity in income of Unconsolidated Joint Ventures	$9,399	$9,093	$23,907	$16,367
Income tax (expense) benefit (Note 2)	5	(114)	(205)	(310)
Equity in income of Unconsolidated Joint Ventures (Note 3)	10,886	9,505	21,032	19,240
Net income	$20,290	$18,484	$44,734	$35,297
Net income attributable to noncontrolling interests (Note 5)	(7,906)	(7,011)	(17,595)	(13,521)
Net income attributable to Taubman Centers, Inc.	$12,384	$11,473	$27,139	$21,776
Distributions to participating securities of TRG (Note 7)	(381)	(361)	(762)	(723)
Preferred stock dividends	(3,659)	(3,659)	(7,317)	(7,317)
Net income attributable to Taubman Centers, Inc. common shareowners	$8,344	$7,453	$19,060	$13,736

Net income	$20,290	$18,484	$44,734	$35,297
Other comprehensive income:
Unrealized gain (loss) on interest rate instruments and other	(2,972)	3,466	(337)	5,899
Reclassification adjustment for amounts recognized in net income	410	316	725	631
Comprehensive income	$17,728	$22,266	$45,122	$41,827
Comprehensive income attributable to noncontrolling interests	(7,019)	(9,206)	(17,771)	(17,296)
Comprehensive income attributable to Taubman Centers, Inc.	$10,709	$13,060	$27,351	$24,531

Basic earnings per common share (Note 9)	$0.15	$0.14	$0.34	$0.25

Diluted earnings per common share (Note 9)	$0.15	$0.14	$0.34	$0.25

Cash dividends declared per common share	$0.4375	$0.4150	$0.8750	$0.8300

Weighted average number of common shares outstanding – basic	56,186,216	54,550,964	55,875,329	54,454,579

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(in thousands, except share data)

	Taubman Centers, Inc. Shareowners’ Equity
	Preferred Stock		Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Dividends in Excess of Net Income	Non-Redeemable Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2010	33,839,235	$26	54,321,586	$543	$579,983	$(24,443)	$(884,666)	$(146,190)	$(474,747)

Issuance of stock pursuant to Continuing Offer (Notes 5, 7, and 8)	(126,109)		126,116	1	(1)
Share-based compensation under employee and director benefit plans (Note 7)			231,843	3	6,309				6,312
Adjustments of noncontrolling interest (Note 5)					(623)	34		589
Dividend equivalents (Note 7)							(94)		(94)
Dividends and distributions							(53,344)	(30,413)	(83,757)

Net income							21,776	13,521	35,297
Other comprehensive income (Note 6):
Unrealized gain on interest rate instruments and other						2,330		3,569	5,899
Reclassification adjustment for amounts recognized in net income						425		206	631
Balance, June 30, 2010	33,713,126	$26	54,679,545	$547	$585,668	$(21,654)	$(916,328)	$(158,718)	$(510,459)

Balance, January 1, 2011	33,713,126	$26	54,696,054	$547	$589,881	$(14,925)	$(939,290)	$(164,150)	$(527,911)

Issuance of common stock, net of offering costs (Note 1)			2,012,500	20	111,906				111,926
Issuance of stock pursuant to Continuing Offer (Notes 5, 7, and 8)	(1,092,690)	(1)	1,092,766	11	(10)
Share-based compensation under employee and director benefit plans (Note 7)			88,210	1	3,383				3,384
Adjustments of noncontrolling interest (Note 5)					(40,762)	490		40,272
Contributions from noncontrolling interests (excludes $292 contribution from redeemable noncontrolling interests) (Note 5)								31,417	31,417
Dividend equivalents (Note 7)							(53)		(53)
Dividends and distributions							(57,013)	(33,996)	(91,009)

Net income (excludes $292 of net loss attributable to redeemable noncontrolling interests) (Note 5)							27,139	17,887	45,026
Other comprehensive income (Note 6):
Unrealized loss on interest rate instruments and other						(291)		(46)	(337)
Reclassification adjustment for amounts recognized in net income						503		222	725
Balance, June 30, 2011	32,620,436	$25	57,889,530	$579	$664,398	$(14,223)	$(969,217)	$(108,394)	$(426,832)

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Six Months Ended June 30
	2011	2010
Cash Flows From Operating Activities:
Net income	$44,734	$35,297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,118	73,002
Provision for bad debts	4,147	2,204
Gain on sale of land	(519)	(1,040)
Other	6,749	5,528
Increase (decrease) in cash attributable to changes in assets and liabilities:
Receivables, deferred charges, and other assets	1,251	(8,150)
Accounts payable and other liabilities	(1,831)	2,050
Net Cash Provided By Operating Activities	$124,649	$108,891

Cash Flows From Investing Activities:
Additions to properties	$(37,037)	$(32,153)
Proceeds from sale of land	3,728	1,557
Repayments of notes receivable	848	719
Issuances of notes receivable		(2,948)
Contributions to Unconsolidated Joint Ventures	(440)	(6,820)
Distributions from Unconsolidated Joint Ventures in excess of income	7,638	7,524
Net Cash Used In Investing Activities	$(25,263)	$(32,121)

Cash Flows From Financing Activities:
Debt proceeds		$82,500
Debt payments	$(150,312)	(83,444)
Debt issuance costs	(2,161)	(869)
Issuance of common stock, net of offering costs (Note 1)	111,926
Issuance of common stock and/or partnership units in connection with incentive plans	(2,032)	1,928
Distributions to noncontrolling interests	(33,996)	(30,413)
Distributions to participating securities of TRG	(762)	(723)
Contributions from noncontrolling interests	31,709
Cash dividends to preferred shareowners	(7,317)	(7,317)
Cash dividends to common shareowners	(48,892)	(45,237)
Other	(77)	(144)
Net Cash Used In Financing Activities	$(101,914)	$(83,719)

Net Decrease In Cash and Cash Equivalents	$(2,528)	$(6,949)

Cash and Cash Equivalents at Beginning of Period	19,291	16,176

Cash and Cash Equivalents at End of Period	$16,763	$9,227
See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -	Interim Financial Statements

General

Taubman Centers, Inc. (the Company or TCO) is a Michigan corporation that operates as a self-administered and self-managed real estate investment trust (REIT). The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG) is a majority-owned partnership subsidiary of TCO that owns direct or indirect interests in all of the company’s real estate properties. In this report, the term “Company" refers to TCO, the Operating Partnership, and/or the Operating Partnership's subsidiaries as the context may require. The Company engages in the ownership, management, leasing, acquisition, disposition, development, and expansion of regional and super-regional retail shopping centers and interests therein. The Company’s owned portfolio as of June 30, 2011 included 23 urban and suburban shopping centers in ten states.

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

Dollar amounts presented in tables within the notes to the financial statements are stated in thousands, except share data or as otherwise noted. Certain reclassifications have been made to prior year amounts to conform with current year classifications. Expenses for promotion and advertising of shopping centers that were previously classified in Other Operating are now included in Maintenance, Taxes, Utilities and Promotion expense. Amounts for 2010 have been reclassified to conform to the 2011 classification.

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

Ownership

In addition to the Company’s common stock, there are three classes of preferred stock (Series B, G, and H) outstanding as of June 30, 2011. Dividends on the 8% Series G and 7.625% Series H Preferred Stock are cumulative and are paid on the last day of each calendar quarter. The Company owns corresponding Series G and Series H Preferred Equity interests in the Operating Partnership that entitle the Company to income and distributions (in the form of guaranteed payments) in amounts equal to the dividends payable on the Company’s Series G and Series H Preferred Stock.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2011, the Company sold 2,012,500 of its common shares. The proceeds were used by the Company to acquire an equal number of Operating Partnership units. The Operating Partnership paid all offering costs. The Operating Partnership used the net proceeds, after offering costs, of $111.9 million to reduce outstanding borrowings under its lines of credit. See Note 5 "Noncontrolling Interests - Equity Transactions".
Outstanding voting securities of the Company at June 30, 2011 consisted of 25,140,436 shares of Series B Preferred Stock and 57,889,530 shares of Common Stock.
The Operating Partnership

At June 30, 2011, the Operating Partnership’s equity included three classes of preferred equity (Series F, G, and H) and the net equity of the partnership unitholders. Net income and distributions of the Operating Partnership are allocable first to the preferred equity interests, and the remaining amounts to the general and limited partners in the Operating Partnership in accordance with their percentage ownership. The Series G and Series H Preferred Equity are owned by the Company and are eliminated in consolidation. The Series F Preferred Equity is owned by an institutional investor and accounted for as a noncontrolling interest of the Company.

The Company's ownership in the Operating Partnership at June 30, 2011 consisted of a 70% managing general partnership interest, as well as the Series G and H Preferred Equity interests. The Company's average ownership percentage in the Operating Partnership for the six months ended June 30, 2011 and 2010 was 69% and 67%, respectively. At June 30, 2011, the Operating Partnership had 83,048,416 partnership units outstanding, of which the Company owned 57,889,530 units.

Note 2 -	Income Taxes

In May 2011, the State of Michigan replaced the Michigan Business Tax with a Corporate Income Tax that will be effective on January 1, 2012. Due to the repeal of the Michigan Business Tax, the Company wrote off net deferred tax assets and deferred tax liabilities of approximately $3.7 million and $3.9 million, respectively, during the three months ended on June 30, 2011. Under the new law, the Company does not expect to pay any Corporate Income Tax based on estimates of taxable income of the Company's unitary filing group for Michigan tax purposes.

Income Tax Expense

The Company’s income tax expense for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
State current	$186	$219	$428	$495
State deferred	(197)	(105)	(246)	(185)
Federal current	18		35
Federal deferred	(12)		(12)
Total income tax expense (benefit)	$(5)	$114	$205	$310

The Company expects to have less than $0.1 million of federal alternative minimum tax payable in 2011. The Company had no other federal or foreign income tax expense during these periods as a result of net operating losses incurred by the Company’s Taxable REIT Subsidiaries.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Taxes

Deferred tax assets and liabilities as of June 30, 2011 and December 31, 2010 are as follows:

	2011	2010
Deferred tax assets:
Federal	$8,082	$8,589
Foreign	2,160	2,361
State	413	6,786
Total deferred tax assets	$10,655	$17,736
Valuation allowances	(6,782)	(10,199)
Net deferred tax assets	$3,873	$7,537
Deferred tax liabilities:
Federal	$618	$607
State	239	4,171
Total deferred tax liabilities	$857	$4,778

The Company believes that it is more likely than not the results of future operations will generate sufficient taxable income to recognize the net deferred tax assets. These future operations are primarily dependent upon the Manager’s profitability, the timing and amounts of gains on land sales, the profitability of the Company’s Asia-Pacific operations, and other factors affecting the results of operations of the Taxable REIT Subsidiaries. The valuation allowances relate to net operating loss carryforwards and tax basis differences where there is uncertainty regarding their realizability.

Note 3 -	Investments in Unconsolidated Joint Ventures

General Information

The Company owns beneficial interests in joint ventures that own shopping centers. The Operating Partnership is the direct or indirect managing general partner or managing member of these Unconsolidated Joint Ventures, except for the ventures that own Arizona Mills, The Mall at Millenia, and Waterside Shops.

Shopping Center	Ownership as of June 30, 2011 and December 31, 2010
Arizona Mills	50%
Fair Oaks	50
The Mall at Millenia	50
Stamford Town Center	50
Sunvalley	50
Waterside Shops	25
Westfarms	79

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

	June 30 2011	December 31 2010
Assets:
Properties	$1,097,724	$1,092,916
Accumulated depreciation and amortization	(432,423)	(417,712)
	$665,301	$675,204
Cash and cash equivalents	20,408	21,339
Accounts and notes receivable, less allowance for doubtful accounts of $1,443 and $1,471 in 2011 and 2010	18,813	26,288
Deferred charges and other assets	17,965	18,891
	$722,487	$741,722

Liabilities and accumulated deficiency in assets:
Notes payable	$1,119,746	$1,125,618
Accounts payable and other liabilities	33,641	37,292
TRG's accumulated deficiency in assets	(228,961)	(224,636)
Unconsolidated Joint Venture Partners' accumulated deficiency in assets	(201,939)	(196,552)
	$722,487	$741,722

TRG's accumulated deficiency in assets (above)	$(228,961)	$(224,636)
TRG basis adjustments, including elimination of intercompany profit	68,013	68,682
TCO's additional basis	61,775	62,747
Net Investment in Unconsolidated Joint Ventures	$(99,173)	$(93,207)
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures	173,093	170,329
Investment in Unconsolidated Joint Ventures	$73,920	$77,122

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Revenues	$62,918	$63,722	$126,277	$127,062
Maintenance, taxes, utilities, promotion, and other operating expenses	$20,769	$22,845	$41,006	$43,675
Interest expense	13,949	15,916	29,545	31,734
Depreciation and amortization	8,952	8,880	18,137	18,172
Total operating costs	$43,670	$47,641	$88,688	$93,581
Nonoperating income	5	(11)	10	1
Net income	$19,253	$16,070	$37,599	$33,482

Net income attributable to TRG	$10,825	$9,345	$21,294	$19,238
Realized intercompany profit, net of depreciation on TRG’s basis adjustments	546	646	710	975
Depreciation of TCO's additional basis	(485)	(486)	(972)	(973)
Equity in income of Unconsolidated Joint Ventures	$10,886	$9,505	$21,032	$19,240

Beneficial interest in Unconsolidated Joint Ventures’ operations:
Revenues less maintenance, taxes, utilities, promotion, and other operating expenses	$23,511	$23,076	$47,220	$46,491
Interest expense	(7,247)	(8,248)	(15,324)	(16,450)
Depreciation and amortization	(5,378)	(5,323)	(10,864)	(10,801)
Equity in income of Unconsolidated Joint Ventures	$10,886	$9,505	$21,032	$19,240

The estimated fair value of the Unconsolidated Joint Ventures’ notes payable was $1.2 billion at June 30, 2011 and December 31, 2010.

Note 4 -	Beneficial Interest in Debt and Interest Expense

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At 100%		At Beneficial Interest
	Consolidated Subsidiaries	Unconsolidated Joint Ventures	Consolidated Subsidiaries		Unconsolidated Joint Ventures
Debt as of:
June 30, 2011	$2,504,342	$1,119,746	$2,171,491	(1)	$571,600
December 31, 2010	2,656,560	1,125,618	2,297,460	(1)	575,103

Capitalized interest:
Six Months Ended June 30, 2011	373		373
Six Months Ended June 30, 2010	59		59

Interest expense:
Six Months Ended June 30, 2011	70,485	29,545	64,843	(2)	15,324
Six Months Ended June 30, 2010	75,340	31,734	64,827	(1)	16,450

(1)	The Pier Shops is included at beneficial interest of 77.5%.

(2)
The Pier Shops is included at 100%. See “MD&A – Results of Operations – The Pier Shops and Regency Square Reconciliations of Net Operating Income to Net Income,” regarding a change in the presentation of beneficial interest in The Pier Shops’ operations in 2011.

Debt Covenants and Guarantees

Certain loan agreements contain various restrictive covenants, including a minimum net worth requirement, a maximum payout ratio on distributions, a minimum debt yield ratio, a maximum leverage ratio, minimum interest coverage ratios, and a minimum fixed charges coverage ratio, the latter being the most restrictive. This covenant requires that the Company maintain a minimum fixed charges coverage ratio of more than 1.5 over a trailing 12-month period. As of June 30, 2011, the Company’s trailing 12-month fixed charges coverage ratio was 2.2. Other than The Pier Shops’ and Regency Square loans, which are in default, the Company is in compliance with all of its covenants and loan obligations as of June 30, 2011. The default on these loans did not trigger any cross defaults on our other indebtedness. The maximum payout ratio on distributions covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain our tax status, pay preferred distributions, and for distributions related to the sale of certain assets.

Payments of principal and interest on the loans in the following table are guaranteed by the Operating Partnership as of June 30, 2011.

Center	Loan Balance as of 6/30/11	TRG's Beneficial Interest in Loan Balance as of 6/30/11	Amount of Loan Balance Guaranteed by TRG as of 6/30/11	% of Loan Balance Guaranteed by TRG	% of Interest Guaranteed by TRG
	(in millions)
Dolphin Mall	—	—	—	100%	100%
Fairlane Town Center	$20.0	$20.0	$20.0	100	100
Twelve Oaks Mall	—	—	—	100	100

The Company is required to escrow cash balances for specific uses stipulated by certain of its lenders. As of June 30, 2011 and December 31, 2010, the Company’s cash balances restricted for these uses were $6.9 million and $7.6 million, respectively. Such amounts are included within Deferred Charges and Other Assets in the Company’s Consolidated Balance Sheet.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2011 Financings

In April 2011, the maturity date on the $250 million loan on Fair Oaks, a 50% owned unconsolidated joint venture, was extended to April 2012. The rate on the loan had been fixed at 4.22% due to an interest rate swap that also matured in April 2011. The loan then reverted to a floating rate at LIBOR plus 1.40%. See "Note 11 - Subsequent Events" for information related to the refinancing of Fair Oaks in July 2011.

In February 2011, the maturity date on the Company’s $550 million primary line of credit was extended to February 2012. In March 2011, the maturity date on the Company’s secondary line of credit was extended through April 2012. In addition, the maximum amount available under this facility was increased to $65 million from the prior $40 million maximum for the $25 million letter of credit required by the lessor of the City Creek Center project. The availability under the line will revert to $40 million when the obligation under the letter of credit is extinguished. See "Note 11 - Subsequent Events" for information related to the refinancing of the Company's primary line of credit in July 2011.

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

Regency Square and The Pier Shops Loan Defaults

In June 2011, the $72.2 million non-recourse loan encumbering Regency Square went into default. Under the terms of the loan agreement, interest accrues at the original stated rate of 6.75% plus a 4% default rate. The book value of the investment in Regency Square as of June 30, 2011 was approximately $29 million.

The $135 million non-recourse loan encumbering The Pier Shops is also in default. Under the terms of the loan agreement, interest accrues at the original stated rate of 6.01% plus a 4% default rate. The book value of the investment in The Pier Shops as of June 30, 2011 was approximately $41 million. See Note 8 for more information on related litigation.

Regarding both Regency Square and The Pier Shops, a non-cash accounting gain will be recognized for each center when its loan obligation is extinguished upon transfer of title of the respective center. The gain will represent the difference between the book value of the debt, interest payable and other obligations extinguished over the net book value of the property and any other assets transferred. The administration of the loans has been turned over to the special servicers. The transition processes are not in the Company’s control and the timing of transfer of title for each of the centers is uncertain. The Company will continue to record the operations of the centers and interest on the loans in its results until ownership of the centers has been transferred.

Note 5 -	Noncontrolling Interests

Redeemable Noncontrolling Interests

In 2010, the Company's president of Taubman Asia (the Asia President) obtained an ownership interest in Taubman Asia, a consolidated subsidiary. The Asia President is entitled to 10% of Taubman Asia's dividends, with 85% of his dividends being withheld as contributions to capital. Taubman Asia has the ability to call, and the Asia President has the ability to put, the Asia President’s ownership interest, subject to certain conditions including the termination of the Asia President’s employment and the expiration of certain required holding periods. The Company has determined that the Asia President's ownership interest in Taubman Asia qualifies as an equity award, considering its specific redemption provisions, and accounts for it as a contingently redeemable noncontrolling interest. At June 30, 2011, the interest had an immaterial redemption value. Adjustments to the redemption value are recorded through equity.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Also in 2010, the Company formed a joint venture that is focusing on developing and owning outlet shopping centers. The Company owns a 90% controlling interest and consolidates the venture, while the joint venture partner owns a 10% interest. At any time after June 2012, the Company will have the right to purchase the joint venture partner's entire interest and the joint venture partner will have the right to require the Company to purchase the joint venture partner's entire interest. Additionally, the parties each have a one-time put and/or call on the joint venture partner’s interest in any stabilized centers, while still maintaining the ongoing joint venture relationship. Considering the redemption provisions, the Company accounts for the joint venture partner’s interest as a contingently redeemable noncontrolling interest. At June 30, 2011, the interest had an immaterial redemption value. Adjustments to the redemption value are recorded through equity.

Reconciliation of redeemable noncontrolling interests:	2011
Balance January 1, 2011	$—
Contributions	292
Allocation of net loss	(292)
Balance June 30, 2011	$—

Equity Balances and Income Allocable to Noncontrolling Interests

The net equity balance of the noncontrolling interests as of June 30, 2011 and December 31, 2010 includes the following:

	2011	2010
Non-redeemable noncontrolling interests:
Noncontrolling interests in consolidated joint ventures	$(73,174)	$(100,355)
Noncontrolling interests in partnership equity of TRG	(64,437)	(93,012)
Preferred equity of TRG	29,217	29,217
	$(108,394)	$(164,150)

Net income attributable to the noncontrolling interests for the three months ended June 30, 2011 and June 30, 2010 includes the following:

	2011	2010
Net income attributable to noncontrolling interests:
Non-redeemable noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	$3,015	$1,968
Noncontrolling share of income of TRG	4,506	4,428
TRG Series F preferred distributions	615	615
	$8,136	$7,011
Redeemable noncontrolling interests	(230)
	$7,906	$7,011

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net income attributable to the noncontrolling interests for the six months ended June 30, 2011 and June 30, 2010 includes the following:

	2011	2010
Net income attributable to noncontrolling interests:
Non-redeemable noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	$6,462	$3,981
Noncontrolling share of income of TRG	10,195	8,310
TRG Series F preferred distributions	1,230	1,230
	17,887	13,521
Redeemable noncontrolling interests	(292)
	$17,595	$13,521

Equity Transactions

The following schedule presents the effects of changes in Taubman Centers, Inc.’s ownership interest in consolidated subsidiaries on Taubman Centers, Inc.’s equity for the six months ended June 30, 2011 and June 30, 2010:

	2011	2010
Net income attributable to Taubman Centers, Inc. common shareowners	$19,060	$13,736
Transfers (to) from the noncontrolling interest –
Decrease in Taubman Centers, Inc.’s paid-in capital for the adjustments of noncontrolling interest (1)	(40,762)	(623)
Net transfers (to) from noncontrolling interests	(40,762)	(623)
Change from net income attributable to Taubman Centers, Inc. and transfers (to) from noncontrolling interests	$(21,702)	$13,113

(1)
In 2011 and 2010, adjustments of the noncontrolling interest were made as a result of changes in the Company's ownership of the Operating Partnership in connection with the Company's issuance of common stock (Note 1), share-based compensation under employee and director benefit plans (Note 7), and issuances of stock pursuant to the Continuing Offer (Note 8).

Finite Life Entities

Accounting Standards Codification Topic 480, “Distinguishing Liabilities from Equity” establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. At June 30, 2011, the Company held controlling interests in consolidated entities with specified termination dates in 2081 and 2083. The noncontrolling owners’ interests in these entities are to be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entity. The estimated fair value of these noncontrolling interests was approximately $208 million at June 30, 2011, compared to a book value of $(71.5) million that is classified in Noncontrolling Interests in the Company’s Consolidated Balance Sheet.

Note 6 -	Derivative and Hedging Activities

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedging instruments under the accounting requirements for derivatives and hedging, except for two immaterial out-of-the-money interest rate caps, which mature in January 2012 and April 2012.

As of June 30, 2011, the Company had the following outstanding interest rate derivatives that were designated and are expected to be effective as cash flow hedges of the interest payments on the associated debt.

Instrument Type	Ownership	Notional Amount	Swap Rate	Credit Spread on Loan	Total Swapped Rate on Loan	Maturity Date
Consolidated Subsidiaries:
Receive variable (LIBOR) /pay-fixed swap (1)	95%	$131,000	2.64%	2.35%	4.99%	September 2020
Unconsolidated Joint Ventures:
Receive variable (LIBOR) /pay-fixed swap	50	30,000	5.05	0.90	5.95	November 2012

(1)	The notional amount of the swap is equal to the outstanding principal balance on the loan, which begins amortizing in September 2012.

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

The Company expects that approximately $4.7 million of the AOCI of Taubman Centers, Inc. and the noncontrolling interests will be reclassified from AOCI and recognized as a reduction of income in the following 12 months.

As of June 30, 2011, the Company had $1.9 million of net realized losses included in AOCI resulting from settled derivative instruments, which were designated as cash flow hedges that are being recognized as a reduction of income over the term of the hedged debt.

The following tables present the effect of derivative instruments on the Company’s Consolidated Statement of Operations and Comprehensive Income for the three and six months ended June 30, 2011 and June 30, 2010. The tables include the location and amount of unrealized gains and losses on outstanding derivative instruments in cash flow hedging relationships and the location and amount of realized losses reclassified from AOCI into income resulting from settled derivative instruments associated with hedged debt.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended June 30, 2011 and June 30, 2010, the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
	Three Months Ended June 30			Three Months Ended June 30
	2011	2010		2011	2010
Derivatives in cash flow hedging relationships:
Interest rate contracts – consolidated subsidiaries	$(3,180)	$2,868	Interest Expense	$(802)	$(2,932)
Interest rate contracts – UJVs	101	694	Equity in Income of UJVs	(180)	(979)
Total derivatives in cash flow hedging relationships	$(3,079)	$3,562		$(982)	$(3,911)

Realized losses on settled cash flow hedges:
Interest rate contracts – consolidated subsidiaries			Interest Expense	$(315)	$(222)
Interest rate contract – UJVs			Equity in Income of UJVs	(94)	(94)
Total realized losses on settled cash flow hedges				$(409)	$(316)

During the six months ended June 30, 2011 and June 30, 2010, the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
	Six Months Ended June 30			Six Months Ended June 30
	2011	2010		2011	2010
Derivatives in cash flow hedging relationships:
Interest rate contracts – consolidated subsidiaries	$(1,553)	$4,900	Interest Expense	$(1,872)	$(5,880)
Interest rate contracts – UJVs	1,044	934	Equity in Income of UJVs	(1,158)	(1,968)
Total derivatives in cash flow hedging relationships	$(509)	$5,834		$(3,030)	$(7,848)

Realized losses on settled cash flow hedges:
Interest rate contracts – consolidated subsidiaries			Interest Expense	$(536)	$(443)
Interest rate contract – UJVs			Equity in Income of UJVs	(188)	(188)
Total realized losses on settled cash flow hedges				$(724)	$(631)

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company records all derivative instruments at fair value in the Consolidated Balance Sheet. The following table presents the location and fair value of the Company’s derivative financial instruments as reported in the Consolidated Balance Sheet as of June 30, 2011 and December 31, 2010.

		Fair Value
	Consolidated Balance Sheet Location	June 30 2011	December 31 2010
Derivatives designated as hedging instruments:
Asset derivatives-
Interest rate contract – consolidated subsidiaries	Deferred Charges and Other Assets	$3,012	$4,856
Liability derivatives:
Interest rate contract – consolidated subsidiaries	Accounts Payable and Accrued Liabilities		$(291)
Interest rate contracts – UJVs	Investment in UJVs	$(920)	(1,964)
Total liabilities designated as hedging instruments		$(920)	$(2,255)

Contingent Features

Certain of the Company's outstanding derivatives contain provisions that state if the hedged entity defaults on any of its indebtedness in excess of $1 million, then the derivative obligation could also be declared in default. As of June 30, 2011, the Company is not in default on any debt obligations that would trigger a credit risk related default on its current outstanding derivatives.

As of June 30, 2011 and December 31, 2010, the fair value of derivative instruments with credit-risk-related contingent features that are in a liability position was $0.9 million and $2.3 million, respectively. As of June 30, 2011 and December 31, 2010, the Company was not required to post any collateral related to these agreements. If the Company breached any of these provisions it would be required to settle its obligations under the agreements at their fair value. See Note 10 for fair value information on derivatives.

Note 7 -	Share-Based Compensation

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

The compensation cost charged to income for the Company’s share-based compensation plans was $2.2 million and $4.6 million for the three and six months ended June 30, 2011, respectively. The compensation cost charged to income for the Company’s share-based compensation plans was $2.4 million and $3.9 million for the three and six months ended June 30, 2010, respectively. Compensation cost capitalized as part of properties and deferred leasing costs was approximately $0.1 million and $0.2 million for the three months and six months ended June 30, 2011, respectively, and approximately $0.1 million and $0.2 million for the three months and six months ended June 30, 2010, respectively.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Options

A summary of option activity for the six months ended June 30, 2011 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Range of Exercise Prices
Outstanding at January 1, 2011	1,452,781	$37.00	5.7	$13.83	-	$55.90
Outstanding at June 30, 2011	1,452,781	$37.00	5.2	$13.83	-	$55.90

Fully vested options at June 30, 2011	1,244,452	$38.00	5.4

There were 0.1 million options that vested during the six months ended June 30, 2011.

The aggregate intrinsic value (the difference between the period end stock price and the option exercise price) of in-the-money options outstanding and in-the-money fully vested options as of June 30, 2011 was $32.2 million and $26.4 million, respectively.

No options were exercised during the six months ended June 30, 2011. The total intrinsic value of options exercised during the six months ended June 30, 2010 was $3.9 million. Cash received from option exercises for the six months ended June 30, 2010 was $3.1 million.

As of June 30, 2011, there were 0.2 million nonvested options outstanding, and $0.1 million of total unrecognized compensation cost related to nonvested options. The remaining cost is expected to be recognized within one year.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A summary of PSU activity for the six months ended June 30, 2011 is presented below:

	Number of Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2011	272,356	$28.88
Granted	53,795	$85.40
Outstanding at June 30, 2011	326,151	$38.20

None of the PSU outstanding at June 30, 2011 were vested. As of June 30, 2011, there was $7.4 million of total unrecognized compensation cost related to nonvested PSU outstanding. This cost is expected to be recognized over an average period of 2.1 years.

Restricted Share Units

In March 2011 and June 2011, restricted share units (RSU) were issued under the 2008 Omnibus Plan and represent the right to receive upon vesting one share of the Company’s common stock. The units vest in March 2014, if continuous service has been provided through that period, or upon retirement or certain other events if earlier. No dividends accumulate during the vesting period.

The Company estimated the value of the RSU grants in March 2011 and June 2011 using the Company’s common stock at the grant date deducting the present value of expected dividends during the vesting period using risk-free rates of 1.18% and 0.78%, respectively. The result of the Company’s valuation was a weighted average grant-date fair value of $47.98 per RSU granted in March 2011, and $53.65 per RSU granted in June 2011.

A summary of Restricted Share Units (RSU) activity for the six months ended June 30, 2011 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2011	617,884	$22.72
Redeemed	(113,684)	50.21
Granted March 2011	105,391	47.98
Granted June 2011	1,972	53.65
Forfeited	(1,484)	18.76
Outstanding at June 30, 2011	610,079	$22.07

All of the RSU outstanding at June 30, 2011 were nonvested. As of June 30, 2011, there was $7.4 million of total unrecognized compensation cost related to nonvested RSU outstanding. This cost is expected to be recognized over an average period of 2.1 years.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 -	Commitments and Contingencies

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

Based on a market value at June 30, 2011 of $59.20 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $1.4 billion. The purchase of these interests at June 30, 2011 would have resulted in the Company owning an additional 29% interest in the Operating Partnership.

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

Litigation

In April 2009, two restaurant owners, their two restaurants, and their principal filed a lawsuit in United States District Court for the Eastern District of Pennsylvania (Case No. CV01619) against Atlantic Pier Associates LLC ("APA", the owner of the leasehold interest in The Pier Shops), the Operating Partnership, Taubman Centers, Inc., the Manager, the owners of APA and certain affiliates of such owners, and a former employee of one of such affiliates. The plaintiffs are alleging the defendants misrepresented and concealed the status of certain tenant leases at The Pier Shops and that such status was relied upon by the plaintiffs in making decisions about their own leases. The plaintiffs are seeking damages exceeding $20 million, rescission of their leases, exemplary or punitive damages, costs and expenses, attorney’s fees, return of certain rent, and other relief as the court may determine. The lawsuit is in the discovery phase and the defendants are vigorously defending it. The outcome of this lawsuit cannot be predicted with any certainty and management is currently unable to estimate an amount or range of potential loss that could result if an unfavorable outcome occurs. While management does not believe that an adverse outcome in this lawsuit would have a material adverse effect on the Company's financial condition, there can be no assurance that an adverse outcome would not have a material effect on the Company's results of operations for any particular period.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

See Note 4 for the Operating Partnership's guarantees of certain notes payable, Note 5 for contingent features relating to certain joint venture agreements, Note 6 for contingent features relating to derivative instruments, and Note 7 for obligations under existing share-based compensation plans.

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

As of June 30, 2011, there were 7.4 million partnership units outstanding and 0.9 million unissued partnership units under unit option deferral elections that may be exchanged for common shares of the Company under the Continuing Offer. These outstanding partnership units and unissued units were excluded from the computation of diluted earnings per share as they were anti-dilutive in all periods presented. Also, there were out-of-the-money options for 15 thousand and 0.2 million shares for the three and six months ended June 30, 2011, respectively, and 0.5 million and 0.6 million shares for the three and six months ended June 30, 2010, respectively, that were excluded from the computation of diluted EPS because they were anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Net income attributable to Taubman Centers, Inc. common shareowners (Numerator):
Basic	$8,344	$7,453	$19,060	$13,736
Impact of additional ownership of TRG	86	57	184	104
Diluted	$8,430	$7,510	$19,244	$13,840

Shares (Denominator) – basic	56,186,216	54,550,964	55,875,329	54,454,579
Effect of dilutive securities	1,583,249	1,060,923	1,501,547	1,036,356
Shares (Denominator) – diluted	57,769,465	55,611,887	57,376,876	55,490,935

Earnings per common share – basic	$0.15	$0.14	$0.34	$0.25
Earnings per common share – diluted	$0.15	$0.14	$0.34	$0.25

Note 10 -	Fair Value Disclosures

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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements as of June 30, 2011 Using		Fair Value Measurements as of December 31, 2010 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Available-for-sale securities	$2,233		$2,061
Derivative interest rate contract		$3,012		$4,856
Insurance deposit	10,900		10,135
Total assets	$13,133	$3,012	$12,196	$4,856

Derivative interest rate contract				$(291)
Total liabilities				$(291)

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments Carried at Other Than Fair Values

Community Development District Obligation

The owner of one shopping center pays annual special assessment levies of a Community Development District (CDD), which provided certain infrastructure assets and improvements. As the amount and period of the special assessments were determinable, the Company capitalized the infrastructure assets and improvements and recognized an obligation for the future special assessments to be levied. At June 30, 2011 and December 31, 2010, the book value of the infrastructure assets and improvements, net of depreciation, was $42.6 million and $43.6 million, respectively. The related obligation is classified within Accounts Payable and Accrued Liabilities and had a balance of $62.6 million at June 30, 2011 and December 31, 2010. The fair value of this obligation, derived from quoted market prices, was $57.1 million at June 30, 2011 and $56.8 million at December 31, 2010.

Notes Payable

The fair value of notes payable is estimated based on quoted market prices, if available. If no quoted market prices are available, the fair value of notes payable are estimated using cash flows discounted at current market rates. When selecting discount rates for purposes of estimating the fair value of notes payable at June 30, 2011 and December 31, 2010, the Company employed the credit spreads at which the debt was originally issued. Excluding 2010 refinancings, an additional 1.25% credit spread was added to the discount rate at June 30, 2011 and 1.50% credit spread at December 31, 2010, to attempt to account for current market conditions. This additional spread is an estimate and is not necessarily indicative of what the Company could obtain in the market at the reporting date. The Company does not believe that the use of different interest rate assumptions would have resulted in a materially different fair value of notes payable as of June 30, 2011 or December 31, 2010. To further assist financial statement users, the Company has included with its fair value disclosures an analysis of interest rate sensitivity. The fair values of the loans on The Pier Shops and Regency Square, at June 30, 2011 and December 31, 2010, have been estimated at the fair value of the centers, which are collateral for the loans (Note 4).

The estimated fair values of notes payable at June 30, 2011 and December 31, 2010 are as follows:

	2011		2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable	$2,504,342	$2,501,310	$2,656,560	$2,616,986

The fair values of the notes payable are dependent on the interest rates used in estimating the values. An overall 1% increase in rates employed in making these estimates would have decreased the fair values of the debt shown above at June 30, 2011 by $71.2 million or 2.8%.

See Note 3 regarding the fair value of the Unconsolidated Joint Ventures’ notes payable, and Note 6 regarding additional information on derivatives.

Note 11 -	Subsequent Events

In July 2011, the Company refinanced its primary line of credit. The new line of credit increased the borrowing capacity to $650 million, and matures in January 2015 with a 1-year extension option. The borrowing rate on the facility is LIBOR plus 1.75%, up from LIBOR plus 0.7%.

In July 2011, a $275 million non-recourse refinancing was completed on Fair Oaks, which bears interest at one-month LIBOR plus 1.70% and matures in July 2018. The rate on the loan has been swapped to an all-in fixed rate of 4.27% through April 2018. The loan is interest only until August 2014, and then the loan payments are based on amortizing principal over 25 years. The existing $250 million floating rate loan was paid off and the Company's $11.1 million beneficial share of excess proceeds was used to pay down its lines of credit.

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

References in this discussion to “beneficial interest” refer to our ownership or pro-rata share of the item being discussed. Also, the operations of the shopping centers are often best understood by measuring their performance as a whole, without regard to our ownership interest. Consequently, in addition to the discussion of the operations of the Consolidated Businesses, the operations of the Unconsolidated Joint Ventures are presented and discussed as a whole. All operating statistics provided exclude The Pier Shops at Caesars (The Pier Shops) and Regency Square. See “Results of Operations – The Pier Shops and Regency Square” and "The Pier Shops and Regency Square Reconciliations of Net Operating Income to Net Income” for background and information on operations of these centers.

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

Our presentations of NOI, Beneficial Interest in EBITDA, FFO, and also adjusted versions of these measures, if any, are not necessarily comparable to the similarly titled measures of other REITs due to the fact that not all REITs use the same definitions. These measures should not be considered alternatives to net income or as an indicator of our operating performance. Additionally, these measures do not represent cash flows from operating, investing or financing activities as defined by GAAP. Reconciliations of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations, Net Income to Beneficial Interest in EBITDA, and Net Income to Net Operating Income are presented following the Comparison of the Six Months Ended June 30, 2011 to the Six Months Ended June 30, 2010.

Current Operating Trends

We continue to see positive signs of stabilization in the economy and capital markets. The retail environment has shown improvement and retailers are becoming more optimistic with their expansion plans and capital allocation decisions. Our tenant sales continue to be strong and the momentum which gained strength throughout 2010 has clearly continued into 2011.

Our mall tenants reported a 14.1% increase in sales per square foot in the second quarter of 2011 from the same period in 2010. This increase is on top of an over 12% increase in the second quarter of 2010. For the twelve month period ended June 30, 2011, mall tenant sales were $600 per square foot, which is a significant milestone for our company. We have had six quarters of double digit mall tenant sales per square foot growth. Overall this positive sales environment has helped us make excellent progress in our leasing for 2011.

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

In the second quarter of 2011, ending occupancy was 88.2% compared to 88.0% in the second quarter of 2010. We now expect occupancy to end the year up less than 0.5% over 2010. Temporary tenants, defined as those with lease terms less than or equal to a year, are not included in occupancy or leased space statistics. Temporary tenant leasing continues to be strong and as of June 30, 2011, approximately 3.6% of mall tenant space was occupied by temporary tenants, compared to 3.4% in the second quarter of 2010. See “Seasonality” for occupancy and leased space statistics.

Leased space was 90.9% at June 30, 2011 and June 30, 2010. The difference between leased space and occupancy is that leased space includes spaces where leases have been signed but the tenants are not yet open. Neither statistic includes temporary tenants. We view occupancy as more relevant to operating results as it represents those spaces upon which we are currently collecting rent from permanent tenants. Finally, the spread between leased space and occupied space, at 2.7% this quarter, is consistent with our history of 2% to 3% in the second quarter.

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

Rent per square foot statistics are computed using contractual rentals per the tenant lease agreements, which reflect any lease modifications, including those for rental concessions. Rent per square foot information for our Consolidated Businesses and Unconsolidated Joint Ventures follows:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Average rent per square foot:
Consolidated Businesses	$45.44	$43.64	$45.36	$43.64
Unconsolidated Joint Ventures	45.20	43.64	45.14	43.72
Combined	45.36	43.64	45.30	43.66

	Trailing 12 Months Ended June 30
	2011 (1)	2010 (1)
Opening base rent per square foot:
Consolidated Businesses	$56.64	$49.68
Unconsolidated Joint Ventures	49.78	43.41
Combined	55.09	47.66
Square feet of GLA opened:
Consolidated Businesses	778,386	522,316
Unconsolidated Joint Ventures	226,149	248,778
Combined	1,004,535	771,094
Closing base rent per square foot:
Consolidated Businesses	$49.02	$45.50
Unconsolidated Joint Ventures	47.71	48.27
Combined	48.71	46.28
Square feet of GLA closed:
Consolidated Businesses	844,689	641,927
Unconsolidated Joint Ventures	268,348	250,531
Combined	1,113,037	892,458
Releasing spread per square foot:
Consolidated Businesses	$7.62	$4.18
Unconsolidated Joint Ventures	2.07	(4.86)
Combined	6.38	1.38

(1)	Opening and closing statistics exclude spaces greater than or equal to 10,000 square feet.

Average rent per square foot across our portfolio, including both consolidated and unconsolidated properties, was up 3.9% for this quarter and up 3.8% for the six month period. We expect the increase in total average rent per square foot for the year to be slightly above 3% for 2011. The spread between opening and closing rents may not be indicative of future periods, as this statistic is not computed on comparable tenant spaces, and can vary significantly from period to period depending on the total amount, location, and average size of tenant space opening and closing in the period. Opening rent per square foot for the trailing 12 months was up 15.6% as of June 30, 2011. We expect the year to moderate from this percentage to a rate likely in the high single digits.

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

	2nd Quarter 2011	1st Quarter 2011	Total 2010	4th Quarter 2010	3rd Quarter 2010	2nd Quarter 2010	1st Quarter 2010
	(in thousands, except occupancy and leased space data)
Mall tenant sales (1)	$1,182,236	$1,114,951	$4,619,896	$1,487,634	$1,085,195	$1,052,274	$994,793
Revenues and gains on land sales and other nonoperating income:
Consolidated Businesses	156,046	155,647	657,360	195,036	155,454	155,232	151,638
Unconsolidated Joint Ventures	62,923	63,364	270,393	77,553	65,777	63,711	63,352
Occupancy and leased space:
Ending occupancy	88.2%	87.9%	90.1%	90.1%	88.6%	88.0%	88.2%
Average occupancy	88.2	88.2	88.8	89.9	88.4	88.2	88.5
Leased space	90.9	90.5	92.0	92.0	91.8	90.9	91.3

(1)	Based on reports of sales furnished by mall tenants.

Because the seasonality of sales contrasts with the generally fixed nature of minimum rents and recoveries, mall tenant occupancy costs (the sum of minimum rents, percentage rents, and expense recoveries) as a percentage of sales are considerably higher in the first three quarters than they are in the fourth quarter.

	2nd Quarter 2011	1st Quarter 2011	Total 2010	4th Quarter 2010	3rd Quarter 2010	2nd Quarter 2010	1st Quarter 2010
Consolidated Businesses:
Minimum rents	9.0%	9.8%	9.1%	7.3%	9.6%	9.8%	10.6%
Percentage rents	0.2	0.4	0.4	0.6	0.3	0.1	0.3
Expense recoveries	4.6	4.6	5.0	5.2	4.7	5.1	5.0
Mall tenant occupancy costs	13.8%	14.8%	14.5%	13.1%	14.6%	15.0%	15.9%
Unconsolidated Joint Ventures:
Minimum rents	8.7%	8.8%	8.6%	6.8%	9.2%	9.5%	9.7%
Percentage rents	0.2	0.3	0.4	0.6	0.3	0.1	0.3
Expense recoveries	3.7	4.0	4.5	4.3	4.6	4.5	4.5
Mall tenant occupancy costs	12.6%	13.1%	13.5%	11.7%	14.1%	14.1%	14.5%
Combined:
Minimum rents	8.9%	9.4%	9.0%	7.2%	9.4%	9.7%	10.3%
Percentage rents	0.2	0.4	0.4	0.6	0.3	0.1	0.3
Expense recoveries	4.3	4.4	4.7	4.8	4.7	4.9	4.8
Mall tenant occupancy costs	13.4%	14.2%	14.1%	12.6%	14.4%	14.7%	15.4%

Results of Operations

In addition to the trends in our operations disclosed in the preceding sections, the following sections discuss certain transactions that affected operations in the three and six month periods ended June 30, 2011 and June 30, 2010, or are expected to impact operations in the future.

The Pier Shops and Regency Square

The non-recourse loans on The Pier Shops and Regency Square are in default. Under the terms of the loan agreements, interest accrues at the original stated rate of 6.01% plus a 4% default rate for The Pier Shops and 6.75% plus a 4% default rate for Regency Square. Although we are no longer funding any cash shortfalls, we continue to record the operations of the centers and interest on the loans in our results until titles for the centers have been transferred and our obligations for the loans are extinguished. The transition processes for both loans are not in our control and the timing of transfers of titles is uncertain. We expect the non-cash impact of owning The Pier Shops and Regency Square to result in earnings charges in 2011 of about $(23) million and $(5.5) million, respectively. The impact excluding depreciation and amortization is expected to be about $(17) million and $(3) million for The Pier Shops and Regency Square, respectively. In addition, significant non-cash accounting gains, representing the difference between the book value of the debt, interest payable and other obligations extinguished over the net book value of the property and any other assets transferred, will be recognized when the loan obligations are extinguished upon transfer of title of The Pier Shops and Regency Square. The book value of the investments in The Pier Shops and Regency Square as of June 30, 2011 was approximately $41 million and $29 million, respectively.

Center Operations

The NOI of our centers in the second quarter of 2011 was up 4.8% over the same period in 2010, excluding lease cancellation income, primarily due to increased rents and recoveries. For the six months ended June 30, 2011, NOI excluding lease cancellation income was up 4.9% from the comparable period in 2010. The variance relating to recoveries was due primarily to a change in our methodology for allocating the revenue from our fixed CAM tenants over the year, as further described below. We expect that NOI of our centers, excluding lease cancellation income, will be up about 2% for the full year 2011. Given our NOI growth to date, we therefore are expecting the second half of the year to be about flat. We now estimate lease cancellation income to be about $4 million to $5 million for 2011. See “General Background and Performance Measurement – Use of Non-GAAP Measures” for the definition and discussion of NOI and see “Reconciliation of Net Income to NOI.”

Prior to 2011, quarterly CAM recovery revenue was recognized based on an anticipated overall recovery rate, applied to recoverable CAM expenses incurred. Now with the increasing number of fixed CAM tenants, there is less relationship between such recoveries and expenses. Effective January 1, 2011, we are recognizing the fixed CAM revenue when billable under tenant leases, generally as fixed monthly amounts over the lease year, while continuing the overall recovery rate methodology for triple-net tenants. This caused a favorable impact during first and second quarters of 2011 and we expect a positive impact in the third quarter as well, with an offsetting unfavorable impact expected in the fourth quarter. However, this change in interim revenue recognition only impacts seasonality and will not affect the annual recoveries ratio for the full year. We expect the recoveries ratio to be slightly down from 2010. CAM capital will be somewhat down for the year, most signifantly in the fourth quarter which was unusually high in the fourth quarter of 2010. With the increased number of fixed CAM leases, we do expect increased volatility in our quarterly net recoveries revenue, as the income from fixed CAM tenants will be recognized evenly over the year, while expenses can vary significantly from quarter to quarter.

Equity and Debt Transactions

In June 2011, we sold 2,012,500 of our common shares. The proceeds were used to acquire an equal number of Operating Partnership units. The Operating Partnership paid all offering costs. The Operating Partnership used the net proceeds, after offering costs, of $111.9 million to reduce outstanding borrowings under our lines of credit.
In April 2011, the maturity date on the $250 million loan on Fair Oaks, a 50% owned unconsolidated joint venture, was extended to April 2012. The rate on the loan had been fixed at 4.22% due to an interest rate swap that also matured in April 2011. The loan then reverted to a floating rate at LIBOR plus 1.40%. In July 2011, a $275 million non-recourse refinancing was completed on Fair Oaks, which bears interest at one-month LIBOR plus 1.70% and matures in July 2018. The rate on the loan has been swapped to an all-in fixed rate of 4.27% through April 2018. The loan is interest only until August 2014, and then the loan payments are based on amortizing principal over 25 years. The existing floating rate loan was paid off and our $11.1 million beneficial share of excess proceeds was used to pay down our lines of credit.

In January 2011, the International Plaza loan was extended to a maturity of January 2012. The principal balance on the loan was required to be paid down by $52.6 million. We funded our $26.4 million beneficial share of the paydown with funds from our revolving lines of credit. The principal on the loan is now $272.4 million at 100%, and $136.5 million at our beneficial share. The rate on the loan had been fixed at 5.01% due to an interest rate swap that also matured in January 2011. The loan has now reverted to a floating rate at LIBOR plus 1.15%. The extended loan is prepayable at any time and has an additional one-year extension option. Because of the current favorable rate environment, we expect to refinance the International Plaza loan in the fourth quarter of 2011. We expect to receive proceeds that are as much as the loan balance prior to the paydown of $52.6 million. At the current treasury rate, we would be able to refinance this property for 10 years at a rate under 5 percent.

Comparison of the Three Months Ended June 30, 2011 to the Three Months Ended June 30, 2010

The following table sets forth operating results for the three months ended June 30, 2011 and June 30, 2010, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

	Three Months Ended June 30, 2011		Three Months Ended June 30, 2010
	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)
	(in millions)
REVENUES:
Minimum rents	$86.9	$38.6	$84.1	$38.1
Percentage rents	1.6	0.9	1.1	0.5
Expense recoveries	57.0	22.0	56.3	23.5
Management, leasing, and development services	4.5		4.0
Other	5.4	1.5	8.6	1.7
Total revenues	$155.4	$62.9	$154.1	$63.7

EXPENSES:
Maintenance, taxes, utilities, and promotion (2)	$47.5	$16.3	$48.3	$18.0
Other operating (2)	17.0	3.6	14.8	4.0
Management, leasing, and development services	2.3		2.2
General and administrative	8.0		7.0
Interest expense	35.5	13.9	37.9	15.9
Depreciation and amortization (3)	36.3	9.2	35.9	9.1
Total expenses	$146.6	$43.1	$146.1	$47.0

Nonoperating income	0.7	—	1.2	—
Income before income tax expense and equity in income of Unconsolidated Joint Ventures	9.4	$19.8	9.1	$16.7
Income tax expense	—		(0.1)
Equity in income of Unconsolidated Joint Ventures (3)	10.9		9.5
Net income	$20.3		$18.5
Net income attributable to noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	(2.8)		(2.0)
TRG Series F preferred distributions	(0.6)		(0.6)
Noncontrolling share of income of TRG	(4.5)		(4.4)
Distributions to participating securities of TRG	(0.4)		(0.4)
Preferred stock dividends	(3.7)		(3.7)
Net income attributable to Taubman Centers, Inc. common shareowners	$8.3		$7.5

SUPPLEMENTAL INFORMATION (4):
EBITDA – 100%	$81.2	$43.0	$82.9	$41.7
EBITDA – outside partners' share	(8.7)	(19.5)	(9.8)	(18.7)
Beneficial interest in EBITDA	$72.5	$23.5	$73.2	$23.1
Beneficial interest expense	(32.7)	(7.2)	(32.6)	(8.2)
Beneficial income tax expense	—		(0.1)
Non-real estate depreciation	(0.6)		(0.8)
Preferred dividends and distributions	(4.3)		(4.3)
Funds from Operations contribution	$35.0	$16.3	$35.3	$14.8

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

(2)
Promotion expenses, which were previously classified in Other Operating expense, are now included in Maintenance, Taxes, Utilities and Promotion expense. Amounts for 2010 have been reclassified to conform to the 2011 classification.

(3)
Amortization of our additional basis in the Operating Partnership included in depreciation and amortization was $1.2 million in both 2011 and 2010. Also, amortization of our additional basis included in equity in income of Unconsolidated Joint Ventures was $0.5 million in both 2011 and 2010.

(4)	See “General Background and Performance Measurement – Use of Non-GAAP Measures” for the definition and discussion of EBITDA and FFO.

(5)	Amounts in this table may not add due to rounding.

Consolidated Businesses

Total revenues for the quarter ended June 30, 2011 were $155.4 million, a $1.3 million or 0.8% increase from the comparable period in 2010. Minimum rents increased by $2.8 million primarily due to an increase in rent per square foot. Other income decreased primarily due to lower lease cancellation revenue.

Total expenses were $146.6 million, a $0.5 million or 0.3% increase from the comparable period in 2010. Other operating expense increased primarily due to increases in pre-development expense, including costs relating to the outlet joint venture formed in 2010, as well as increased bad debt expense. General and administrative expense increased primarily due to increased travel and bonus expense. We continue to expect the full year to be consistent with 2010. Interest expense decreased primarily due to the change in interest rate on the International Plaza loan to a floating rate when it was extended, and the refinancing of the MacArthur loan to a lower rate. These were partially offset by the refinancing of the Partridge Creek loan at a higher rate and increased default interest on The Pier Shops and Regency Square loans.

Unconsolidated Joint Ventures

Total revenues for the three months ended June 30, 2011 were $62.9 million, down $0.8 million over the comparable period in 2010. Expense recoveries decreased due to lower expenses and adjustments in 2011 and 2010 from prior estimated recoveries at certain centers.

Total expenses decreased by $3.9 million or 8.3%, to $43.1 million for the three months ended June 30, 2011. Maintenance, taxes, utilities and promotion expense decreased due to decreased property taxes and maintenance costs at certain centers and a reduction in costs relating to marketing and promotion services. Interest expense decreased primarily due to the change in interest rate on the Fair Oaks loan to a floating rate when it was extended in April 2011.

As a result of the foregoing, income of the Unconsolidated Joint Ventures increased by $3.1 million or 18.6% to $19.8 million for the three months ended June 30, 2011. Our equity in income of the Unconsolidated Joint Ventures was $10.9 million, a $1.4 million or 14.7% increase from the comparable period in 2010.

Net Income

Our net income was $20.3 million for the three months ended June 30, 2011, compared to $18.5 million for the three months ended June 30, 2010. After allocation of income to noncontrolling, preferred, and participating interests, the net income attributable to Taubman Centers, Inc. common shareowners for the three months ended June 30, 2011 was $8.3 million compared to $7.5 million in the comparable period in 2010.

FFO and FFO per Share

Our FFO was $51.2 million for the three months ended June 30, 2011 compared to $50.1 million for the three months ended June 30, 2010. FFO per diluted share was $0.61 in 2011 and 2010. See “General Background and Performance Measurement – Use of Non-GAAP Measures” for the definition of FFO and “Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations.”

Comparison of the Six Months Ended June 30, 2011 to the Six Months Ended June 30, 2010

The following table sets forth operating results for the six months ended June 30, 2011 and June 30, 2010, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)
	(in millions)
REVENUES:
Minimum rents	$172.8	$77.4	$167.4	$76.0
Percentage rents	5.0	2.3	3.1	1.5
Expense recoveries	111.1	44.2	109.3	45.8
Management, leasing, and development services	10.3		7.1
Other	11.7	2.4	18.7	3.7
Total revenues	$310.9	$126.3	$305.6	$127.1

EXPENSES:
Maintenance, taxes, utilities, and promotion (2)	$91.4	$32.5	$93.2	$34.8
Other operating (2)	35.9	7.4	30.7	7.7
Management, leasing, and development services	4.6		3.8
General and administrative	15.3		14.4
Interest expense	70.5	29.5	75.3	31.7
Depreciation and amortization (3)	70.1	18.6	73.0	18.6
Total expenses	$287.8	$88.0	$290.5	$92.8

Nonoperating income	0.8	—	1.3	—
Income before income tax expense and equity in income of Unconsolidated Joint Ventures	23.9	$38.3	16.4	$34.3
Income tax expense	(0.2)		(0.3)
Equity in income of Unconsolidated Joint Ventures (3)	21.0		19.2
Net income	$44.7		$35.3
Net income attributable to noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	(6.2)		(4.0)
TRG Series F preferred distributions	(1.2)		(1.2)
Noncontrolling share of income of TRG	(10.2)		(8.3)
Distributions to participating securities of TRG	(0.8)		(0.7)
Preferred stock dividends	(7.3)		(7.3)
Net income attributable to Taubman Centers, Inc. common shareowners	$19.1		$13.7

SUPPLEMENTAL INFORMATION (4):
EBITDA – 100%	$164.5	$86.4	$164.7	$84.6
EBITDA – outside partners' share	(17.5)	(39.2)	(19.5)	(38.1)
Beneficial interest in EBITDA	$147.0	$47.2	$145.2	$46.5
Beneficial interest expense	(64.8)	(15.3)	(64.8)	(16.5)
Beneficial income tax expense	(0.2)		(0.3)
Non-real estate depreciation	(1.3)		(1.7)
Preferred dividends and distributions	(8.5)		(8.5)
Funds from Operations contribution	$72.1	$31.9	$69.8	$30.0

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

(2)
Promotion expenses, which were previously classified in Other Operating expense, are now included in Maintenance, Taxes, Utilities and Promotion expense. Amounts for 2010 have been reclassified to conform to the 2011 classification.

(3)
Amortization of our additional basis in the Operating Partnership included in depreciation and amortization was $2.5 million in both 2011 and 2010. Also, amortization of our additional basis included in equity in income of Unconsolidated Joint Ventures was $1.0 million in both 2011 and 2010.

(4)	See “General Background and Performance Measurement – Use of Non-GAAP Measures” for the definition and discussion of EBITDA and FFO.

(5)	Amounts in this table may not add due to rounding.

Consolidated Businesses

Total revenues for the six months ended June 30, 2011 were $310.9 million, a $5.3 million or 1.7% increase from the comparable period in 2010. Minimum rents increased by $5.4 million primarily due to an increase in rent per square foot. Percentage rents increased primarily due to higher tenant sales. Expense recoveries increased due to increased CAM capital expenditures, partially offset by lower expenses. The increase was also due to a change in our methodology for allocating revenue from our fixed CAM tenants over the year (see “Results of Operations – Center Operations”). Management, leasing, and development revenue increased primarily from a one-time collection of past due development fees for services provided in 2010 on the Riverstone project in Songdo International Business District, Incheon, South Korea. In addition revenue from the IFC mall contracts in, Yeouido, Seoul, South Korea increased over the comparable period in 2010 along with revenue from our Salt Lake City project. We expect our margin on management, leasing, and development to be about $10 million to $11 million in 2011. Other income decreased primarily due to lower lease cancellation revenue.

Total expenses were $287.8 million, a $2.7 million or 0.9% decrease from the comparable period in 2010. Maintenance, taxes, utilities, and promotion expense decreased due to lower maintenance costs, reduced marketing and promotion expense, and decreased property taxes at certain centers. Other operating expense increased primarily due to increases in pre-development costs including costs related to the outlet joint venture formed in 2010, increased bad debt expense, and increased property management costs. We now expect pre-development expense to be about $20 million for 2011. Interest expense decreased primarily due to the change in interest rate on the International Plaza loan to a floating rate when it was extended, and the refinancing of the MacArthur loan to a lower rate. These were partially offset by the refinancing of the Partridge Creek loan at a higher rate and higher default interest on The Pier Shops and Regency Square loans. Depreciation expense was higher in 2010 primarily due to shortened useful lives of certain assets at one center in 2010, as part of a construction project to build a new theater. Depreciation expense was also impacted by changes in depreciable lives of tenant allowances in connection with early terminations.

Unconsolidated Joint Ventures

Total revenues for the six months ended June 30, 2011 were $126.3 million, down $0.8 million over the comparable period in 2010. Minimum rents increased due to increases in rent per square foot. Expense recoveries decreased primarily due to lower expenses and adjustments in 2011 and 2010 from prior estimated recoveries at certain centers. Other income decreased due to lower lease cancellation revenue.

Total expenses decreased by $4.8 million or 5.2%, to $88.0 million for the six months ended June 30, 2011. Maintenance, taxes, utilities, and promotion expense decreased due to reduced maintenance costs, marketing and promotion expense, and property taxes at certain centers. Interest expense decreased primarily due to the change in interest rate on the Fair Oaks loan to a floating rate when it was extended in April 2011.

As a result of the foregoing, income of the Unconsolidated Joint Ventures increased by $4.0 million to $38.3 million for the six months ended June 30, 2011. Our equity in income of the Unconsolidated Joint Ventures was $21.0 million, a $1.8 million increase from the comparable period in 2010.

Net Income

Our net income was $44.7 million for the six months ended June 30, 2011, compared to $35.3 million for the six months ended June 30, 2010. After allocation of income to noncontrolling, preferred, and participating interests, the net income attributable to Taubman Centers, Inc. common shareowners for the six months ended June 30, 2011 was $19.1 million compared to $13.7 million in the comparable period in 2010.

FFO and FFO per Share

Our FFO was $104.0 million for the six months ended June 30, 2011 compared to $99.9 million for the six months ended June 30, 2010. FFO per diluted share was $1.24 in 2011, compared to $1.21 in the comparable period in 2010. See “General Background and Performance Measurement – Use of Non-GAAP Measures” for the definition of FFO and “Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations.”

Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations

	Three Months Ended June 30
	2011			2010
	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit
Net income attributable to TCO common shareowners – basic	$8.3	56,186,216	$0.15	$7.5	54,550,964	$0.14
Add impact of share-based compensation	0.1	1,583,249		0.1	1,060,923
Net income attributable to TCO common shareowners – diluted	$8.4	57,769,465	$0.15	$7.5	55,611,887	$0.14
Add depreciation of TCO’s additional basis	1.7		0.03	1.7		0.03
Net income attributable to TCO common shareowners, excluding step-up depreciation	$10.2	57,769,465	$0.18	$9.2	55,611,887	$0.17
Add:
Noncontrolling share of income of TRG	4.5	25,158,886		4.4	26,337,361
Distributions to participating securities	0.4	871,262		0.4	871,262
Net income attributable to partnership unitholders and participating securities	$15.0	83,799,613	$0.18	$14.0	82,820,510	$0.17
Add (less) depreciation and amortization (1):
Consolidated businesses at 100%	36.3		0.43	35.9		0.43
Depreciation of TCO’s additional basis	(1.7)		(0.02)	(1.7)		(0.02)
Noncontrolling partners in consolidated joint ventures	(3.1)		(0.04)	(2.5)		(0.03)
Share of Unconsolidated Joint Ventures	5.4		0.06	5.3		0.06
Non-real estate depreciation	(0.6)		(0.01)	(0.8)		(0.01)
Less impact of share-based compensation	(0.1)		—	(0.1)		—
Funds from Operations	$51.2	83,799,613	$0.61	$50.1	82,820,510	$0.61
TCO's average ownership percentage of TRG	69.1%			67.4%
Funds from Operations attributable to TCO	$35.4		$0.61	$33.8		$0.61

Funds from Operations	$51.2	83,799,613	0.61	$50.1	82,820,510	0.61
The Pier Shops’ negative FFO	4.1		0.05	2.5		0.03
Regency Square’s negative FFO	0.6		0.01	0.3		—
Funds from Operations, excluding The Pier Shops and Regency Square	$55.9	83,799,613	$0.67	$53.0	82,820,510	$0.64
TCO’s average ownership percentage of TRG	69.1%			67.4%
Funds from Operations attributable to TCO, excluding The Pier Shops and Regency Square	$38.6		$0.67	$35.7		$0.64

(1)	Depreciation includes $4.2 million and $3.7 million of mall tenant allowance amortization for the three months ended June 30, 2011 and 2010, respectively.

(2)	Amounts in this table may not recalculate due to rounding.

Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations

	Six Months Ended June 30
	2011			2010
	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit
Net income attributable to TCO common shareowners – basic	$19.1	55,875,329	$0.34	$13.7	54,454,579	$0.25
Add impact of share-based compensation	0.2	1,501,547		0.1	1,036,356
Net income attributable to TCO common shareowners – diluted	$19.2	57,376,876	$0.34	$13.8	55,490,935	$0.25
Add depreciation of TCO’s additional basis	3.4		0.06	3.4		0.06
Net income attributable to TCO common shareowners, excluding step-up depreciation	$22.7	57,376,876	$0.40	$17.3	55,490,935	$0.31
Add:
Noncontrolling share of income of TRG	10.2	25,286,721		8.3	26,351,949
Distributions to participating securities	0.8	871,262		0.7	871,262
Net income attributable to partnership unitholders and participating securities	$33.7	83,534,859	$0.40	$26.3	82,714,146	$0.32
Add (less) depreciation and amortization (1):
Consolidated businesses at 100%	70.1		0.84	73.0		0.88
Depreciation of TCO’s additional basis	(3.4)		(0.04)	(3.4)		(0.04)
Noncontrolling partners in consolidated joint ventures	(5.7)		(0.07)	(5.0)		(0.06)
Share of Unconsolidated Joint Ventures	10.9		0.13	10.8		0.13
Non-real estate depreciation	(1.3)		(0.02)	(1.7)		(0.02)
Less impact of share-based compensation	(0.2)		—	(0.1)		—
Funds from Operations	$104.0	83,534,859	$1.24	$99.9	82,714,146	$1.21
TCO's average ownership percentage of TRG	68.8%			67.4%
Funds from Operations attributable to TCO	$71.6		$1.24	$67.3		$1.21

Funds from Operations	$104.0	83,534,859	1.24	$99.9	82,714,146	1.21
The Pier Shops’ negative FFO	8.1		0.10	4.9		0.06
Regency Square’s negative FFO	0.9		0.01	0.8		0.01
Funds from Operations, excluding The Pier Shops and Regency Square	$113.0	83,534,859	$1.35	$105.5	82,714,146	$1.28
TCO’s average ownership percentage of TRG	68.8%			67.4%
Funds from Operations attributable to TCO, excluding The Pier Shops and Regency Square	$77.8		$1.35	$71.1		$1.28

(1)	Depreciation includes $8.4 million and $7.3 million of mall tenant allowance amortization for the six months ended June 30, 2011 and 2010, respectively.

(2)	Amounts in this table may not recalculate due to rounding.

The Pier Shops and Regency Square Reconciliations of Net Operating Income to Net Income

	Three Months Ended June 30				Six Months Ended June 30
	(in millions)				(in millions)
	2011	2010			2011	2010
		100%	TRG%	Outside Partner’s Share		100%	TRG%	Outside Partner’s Share
The Pier Shops (1), (2):
NOI	$—	$1.2	$0.3	$0.8	$(0.1)	$2.3	$0.7	$1.6
Interest expense	(4.1)	(3.7)	(2.8)	(0.8)	(8.0)	(7.2)	(5.6)	(1.6)
FFO	$(4.1)	$(2.5)	$(2.5)		$(8.1)	$(4.9)	$(4.9)
Depreciation and amortization	(1.5)	(1.5)	(1.5)		(2.6)	(3.0)	(3.0)
Net loss	$(5.6)	$(4.0)	$(4.0)		$(10.7)	$(7.9)	$(7.9)

Regency Square (2):
NOI	$1.1	$1.0			$2.1	$1.9
Interest expense	(1.7)	(1.3)			(3.0)	(2.7)
FFO	$(0.6)	$(0.3)			$(0.9)	$(0.8)
Depreciation and amortization	(0.4)	(0.5)			(1.0)	(1.0)
Net loss	$(1.0)	$(0.8)			$(2.0)	$(1.7)

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

(3)	Amounts in this table may not add due to rounding.

Reconciliation of Net Income to Beneficial Interest in EBITDA

	Three Months Ended June 30		Six Months Ended June 30
	(in millions)
	2011	2010	2011	2010
Net income	$20.3	$18.5	$44.7	$35.3

Add (less) depreciation and amortization:
Consolidated businesses at 100%	36.3	35.9	70.1	73.0
Noncontrolling partners in consolidated joint ventures	(3.1)	(2.5)	(5.7)	(5.0)
Share of Unconsolidated Joint Ventures	5.4	5.3	10.9	10.8

Add (less) interest expense and income tax expense:
Interest expense:
Consolidated businesses at 100%	35.5	37.9	70.5	75.3
Noncontrolling partners in consolidated joint ventures	(2.7)	(5.3)	(5.6)	(10.5)
Share of Unconsolidated Joint Ventures	7.2	8.2	15.3	16.5
Income tax expense	—	0.1	0.2	0.3

Less noncontrolling share of income of consolidated joint ventures	(2.8)	(2.0)	(6.2)	(4.0)

Beneficial interest in EBITDA	96.0	96.2	194.2	191.7

TCO's average ownership percentage of TRG	69.1%	67.4%	68.8%	67.4%

Beneficial interest in EBITDA attributable to TCO	$66.3	$64.9	$133.7	$129.1

(1)	Amounts in this table may not recalculate due to rounding.

Reconciliation of Net Income to Net Operating Income

	Three Months Ended June 30		Six Months Ended June 30
	(in millions)
	2011	2010	2011	2010
Net income	$20.3	$18.5	$44.7	$35.3
Add (less) depreciation and amortization:
Consolidated businesses at 100%	36.3	35.9	70.1	73.0
Noncontrolling partners in consolidated joint ventures	(3.1)	(2.5)	(5.7)	(5.0)
Share of Unconsolidated Joint Ventures	5.4	5.3	10.9	10.8
Add (less) interest expense and income tax expense:
Interest expense:
Consolidated businesses at 100%	35.5	37.9	70.5	75.3
Noncontrolling partners in consolidated joint ventures	(2.7)	(5.3)	(5.6)	(10.5)
Share of Unconsolidated Joint Ventures	7.2	8.2	15.3	16.5
Income tax expense	—	0.1	0.2	0.3
Less noncontrolling share of income of consolidated joint ventures	(2.8)	(2.0)	(6.2)	(4.0)
Add EBITDA attributable to outside partners:
EBITDA attributable to noncontrolling partners in consolidated joint ventures	8.7	9.8	17.5	19.5
EBITDA attributable to outside partners in Unconsolidated Joint Ventures	19.5	18.7	39.2	38.1
EBITDA at 100%	$124.2	$124.7	$250.9	$249.3
Add (less) items excluded from shopping center Net Operating Income:
General and administrative expenses	8.0	7.0	15.3	14.4
Management, leasing, and development services, net	(2.2)	(1.8)	(5.7)	(3.3)
Gain on sale of peripheral land	(0.5)	(1.0)	(0.5)	(1.0)
Interest income	(0.2)	(0.1)	(0.3)	(0.3)
Straight-line rents	(0.3)	(0.6)	(0.5)	(0.5)
The Pier Shops’ net operating income	—	(1.1)	0.1	(2.3)
Regency Square’s net operating income	(1.1)	(1.0)	(2.0)	(1.9)
Non-center specific operating expenses and other	7.5	5.6	14.8	11.8
Net Operating Income at 100%	$135.5	$131.7	$272.1	$266.3
Lease cancellation income (1)	(0.8)	(3.2)	(2.2)	(9.2)
Net Operating Income at 100% excluding lease cancellation income	$134.7	$128.5	$269.9	$257.2

(1)	Excludes The Pier Shops and Regency Square.

(2)	Amounts in this table may not recalculate due to rounding.

Liquidity and Capital Resources

Our internally generated funds and distributions from operating centers and other investing activities, augmented by use of our existing lines of credit, provide resources to maintain our current operations and assets and pay dividends. Generally, our need to access the capital markets is limited to refinancing debt obligations at or near maturity and funding major capital investments. See “Capital Spending” for more details. Market conditions may limit our sources of funds for these financing activities and our ability to refinance our debt obligations at present principal amounts, interest rates, and other terms.

We are financed with property-specific secured debt and we have two unencumbered center properties (Willow Bend and Stamford Town Center, a 50% owned Unconsolidated Joint Venture property). As of June 30, 2011, we had a consolidated cash balance of $16.8 million. We also have secured lines of credit of $550 million and $65 million, as of June 30, 2011. The availability under these facilities as of June 30, 2011, after considering current loan balances and outstanding letters of credit, was $565.3 million. In February 2011, the maturity date on our $550 million primary line of credit was extended to February 2012. In March 2011, the maturity date on our secondary line of credit was extended through April 2012. In addition, the maximum amount available under this facility was increased to $65 million from the prior $40 million maximum for the $25 million letter of credit required by the lessor of the City Creek Center project (see “Capital Spending – City Creek Center” for more details). The availability under the line will revert to $40 million when the obligation under the letter of credit is extinguished.

In July 2011, we refinanced our primary line of credit. The new line of credit increased the borrowing capacity to $650 million, and matures in January 2015 with a 1-year extension option. The borrowing rate on the facility is LIBOR plus 1.75%, up from LIBOR plus 0.7%.

In July 2011, a 7-year, $275 million non-recourse refinancing was completed on Fair Oaks a 50% owned unconsolidated joint venture. See “Results of Operations – Equity and Debt Transactions” for information on 2011 transactions.

Our $135 million loan at The Pier Shops and $72.2 million loan at Regency Square are currently in default. We will continue to accrue the results of operations of these centers until the titles are transferred in satisfaction of the obligations under the debt agreements. However, there is no cash impact as we are not obligated to fund cash shortfalls of the centers (see “Results of Operations – The Pier Shops and Regency Square”).

Summaries of Capital Activities and Transactions for the Six Months Ended June 30, 2011 and 2010

Operating Activities

Our net cash provided by operating activities was $124.6 million in 2011, compared to $108.9 million in 2010. See also “Results of Operations” for descriptions of 2011 and 2010 transactions affecting operating cash flow.

Investing Activities

Net cash used in investing activities was $25.3 million in 2011, compared to $32.1 million in 2010. Additions to properties in 2011 related primarily to the purchase of the space vacated by Saks Fifth Avenue at Cherry Creek Shopping Center, tenant improvements at existing centers, and other capital items. Additions to properties in 2010 related primarily to tenant improvements at existing centers and other capital items. A tabular presentation of 2011 capital spending is shown in “Capital Spending.” Net proceeds from sales of peripheral land were $3.7 million and $1.6 million in 2011 and 2010, respectively. The timing of land sales is variable and proceeds from land sales can vary significantly from period to period. During 2010, we issued $2.9 million in notes receivable and in 2011 and 2010 received $0.8 million and $0.7 million in repayments, respectively. Contributions to Unconsolidated Joint Ventures in 2010 included $3.6 million to fund our share of the litigation settlement at Westfarms.

Sources of cash used in funding these investing activities other than cash flows from operating activities included distributions from Unconsolidated Joint Ventures. Distributions in excess of income from Unconsolidated Joint Ventures provided $7.6 million in 2011, compared to $7.5 million in 2010.

Financing Activities

Net cash used in financing activities was $101.9 million in 2011 compared to $83.7 million in 2010. Payments of debt and issuance costs were $152.5 million in 2011. Payments of debt and issuance costs, net of proceeds from the issuance of debt, were $1.8 million in 2010. In 2011, $111.9 million was received from issuing new shares of common stock, net of offering costs. In 2011, $2.0 million was paid in connection with incentive plans, compared to $1.9 million of proceeds received in 2010. Contributions from noncontrolling interests were $31.7 million in 2011, which included contributions to fund the paydown of the International Plaza refinancing (see “Results of Operations – Equity and Debt Transactions” for more information) and the purchase of the space vacated by Saks Fifth Avenue at Cherry Creek. Total dividends and distributions paid were $91.0 million and $83.7 million in 2011 and 2010, respectively.

Beneficial Interest in Debt

At June 30, 2011, the Operating Partnership's debt and its beneficial interest in the debt of its Consolidated Businesses and Unconsolidated Joint Ventures totaled $2,743.1 million, with an average interest rate of 5.39% excluding amortization of debt issuance costs and interest rate hedging costs. These costs are reported as interest expense in the results of operations. Beneficial interest in debt includes debt used to fund development and expansion costs. Beneficial interest in construction work in progress totaled $72.6 million as of June 30, 2011, which includes $15.1 million of assets on which interest is being capitalized. The following table presents information about our beneficial interest in debt as of June 30, 2011:

	Amount		Interest Rate Including Spread
	(in millions)
Fixed rate debt, excluding The Pier Shops and Regency Square	$2,143.8		5.53%	(1)
Floating rate debt:
Swapped through October 2012	15.0		5.95%
Swapped through August 2020	124.5		4.99%
	$139.5		5.09%	(1)

Floating month to month	283.0		1.42%	(1)
Total floating rate debt	$422.5		2.63%	(1)

Beneficial interest in debt excluding The Pier Shops and Regency Square	$2,566.3		5.05%	(1)

The Pier Shops	104.6	(2)	10.01%	(2)
Regency Square	72.2	(3)	10.75%	(3)
Total beneficial interest in debt	$2,743.1		5.39%	(5)

Amortization of financing costs (4)			0.24%
Average all-in rate			5.63%

(1)	Represents weighted average interest rate before amortization of financing costs.

(2)
The Pier Shops' loan is in default. Interest is accruing at the default rate of 10.01% rather than the original stated rate of 6.01% and is accumulating in interest payable. At 100%, accrued interest and late fees total $24.0 million as of June 30, 2011. Including the impact of compounding default interest and late fees, the effective rate on the loan is 11.94% and 11.79%, respectively, for the three and six months ended June 30, 2011.

(3)
The Regency Square loan went into default in June 2011. Interest is accruing at the default rate of 10.75% rather than the original stated rate of 6.75% and is accumulating in interest payable. Accrued interest and late fees total $1.1 million as of June 30, 2011.

(4)	Financing costs include debt issuance costs and costs related to interest rate agreements of certain fixed rate debt. Amortization of these costs excluding The Pier Shops and Regency Square is 0.22%.

(5)
The weighted rate is calculated using TRG’s 77.5% beneficial interest in The Pier Shops’ debt. See “Results of Operations - The Pier Shops and Regency Square Reconciliations of Net Operating Income to Net Income” regarding a change in the presentation of beneficial interest in The Pier Shops' operations in 2011.

(6)	Amounts in table may not add due to rounding.

Sensitivity Analysis

We have exposure to interest rate risk on our debt obligations and interest rate instruments. We use derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. We routinely use cap, swap, and treasury lock agreements to meet these objectives. Based on the Operating Partnership's beneficial interest in floating rate debt in effect at June 30, 2011, a one percent increase or decrease in interest rates on this floating rate debt would decrease or increase cash flows and annual earnings by approximately $2.8 million, respectively. Based on our consolidated debt and interest rates in effect at June 30, 2011, a one percent increase in interest rates would decrease the fair value of debt by approximately $71.2 million, while a one percent decrease in interest rates would increase the fair value of debt by approximately $74.3 million.

Loan Commitments and Guarantees

Certain loan agreements contain various restrictive covenants, including a minimum net worth requirement, a maximum payout ratio on distributions, a minimum debt yield ratio, a maximum leverage ratio, minimum interest coverage ratios, and a minimum fixed charges coverage ratio, the latter being the most restrictive. This covenant requires that we maintain a minimum fixed charges coverage ratio of more than 1.5 over a trailing 12-month period. As of June 30, 2011, our trailing 12-month fixed charges coverage ratio was 2.2. Other than The Pier Shops’ and Regency Square loans, which are in default, we are in compliance with all of our covenants and loan obligations as of June 30, 2011. The default on these loans did not trigger any cross defaults on our other indebtedness. The maximum payout ratio on distributions covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain our tax status, pay preferred distributions, and for distributions related to the sale of certain assets. See “Note 4 – Beneficial Interest in Debt and Interest Expense – Debt Covenants and Guarantees” to our consolidated financial statements for more details on loan guarantees.

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

Capital Spending

City Creek Center

City Creek Center, a mixed-use project in Salt Lake City, Utah, will include a 0.7 million square foot retail component anchored by Macy’s and Nordstrom. We are currently providing development and leasing services and will be the manager for the retail space, which we will own under a long-term participating lease. City Creek Reserve, Inc. (CCRI), an affiliate of the LDS Church, is the participating lessor and is providing all of the construction financing. We own 100% of the leasehold interest in the retail buildings and property. CCRI has an option to purchase our interest at fair value at various points in time over the term of the lease. We expect an approximately 11% to 12% return on our approximately $76 million investment, of which $75 million will be paid to CCRI upon opening of the retail center. As required, we have issued to CCRI a $25 million letter of credit, which will remain in place until the $75 million is paid. As of June 30, 2011, the capitalized cost of this project was approximately $1 million. Construction is progressing for a March 2012 opening. Leasing of retail tenant space is about 85% committed.

2011 Capital Spending

Capital spending for routine maintenance of the shopping centers is generally recovered from tenants. Capital spending through June 30, 2011 is summarized in the following table:

	2011 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
Existing centers:
Projects with incremental GLA and anchor replacement (2)	$19.6	$14.6
Projects with no incremental GLA and other	3.8	3.5	$2.0	$1.0
Mall tenant allowances (3)	8.9	8.1	3.7	2.0
Asset replacement costs reimbursable by tenants	4.0	3.9	1.2	0.6
Corporate office improvements, technology, equipment, and other	0.3	0.3
Additions to properties	$36.7	$30.4	$6.9	$3.6

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

(2)	Includes the cost to acquire the building that was vacated by Saks Fifth Avenue at Cherry Creek in March 2011.

(3)	Excludes initial lease-up costs.

(4)	Amounts in this table may not add due to rounding.

For the six months ended June 30, 2011, in addition to the costs above, we incurred our $3.0 million share of Consolidated Businesses’ and $0.6 million share of Unconsolidated Joint Ventures’ capitalized leasing costs.

The following table presents a reconciliation of the Consolidated Businesses’ capital spending shown above (on an accrual basis) to additions to properties (on a cash basis) as presented in our Consolidated Statement of Cash Flows for the six months ended June 30, 2011:

(in millions)
Consolidated Businesses’ capital spending	$36.7
Differences between cash and accrual basis	0.3
Additions to properties	$37.0

Planned 2011 Capital Spending

The following table summarizes planned capital spending for 2011:

	2011 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
Existing centers:
Projects with incremental GLA and anchor replacement (2)	$39.5	$34.4	$0.3	$0.1
Projects with no incremental GLA and other	5.4	4.4	2.4	1.2
Mall tenant allowances (3)	24.2	22.8	10.0	5.2
Asset replacement costs reimbursable by tenants	11.5	10.6	3.7	2.1
Corporate office improvements, technology, equipment, and other	2.0	2.0
Total	$82.4	$74.2	$16.3	$8.7

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

(2)	Includes the cost to acquire the building that was vacated by Saks Fifth Avenue at Cherry Creek in March 2011.

(3)	Excludes initial lease-up costs.

(4)	Amounts in this table may not add due to rounding.

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

On June 2, 2011, we declared a quarterly dividend of $0.4375 per common share, $0.50 per share on our 8% Series G Preferred Stock, and $0.4765625 on our 7.625% Series H Preferred Stock, all of which were paid on June 30, 2011 to shareowners of record on June 15, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in this report at Item 2 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sensitivity Analysis.”

Item 4.	Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to “Note 8 – Commitments and Contingencies” to our consolidated financial statements relating to The Pier Shops mortgage foreclosure, and the restaurant owners at The Pier Shops litigation. There were no material developments regarding these matters during the quarter ended June 30, 2011.

Item 1 A.	Risk Factors

There were no material changes in our risk factors previously disclosed in Part I, Item 1A. of our Form 10-K for the year ended December 31, 2010.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
12	Statement Re: Computation of Taubman Centers, Inc. Ratio of Earnings to Combined Fixed Charges and Preferred Dividends					X
31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
99	Debt Maturity Schedule					X
*101.INS	XBRL Instance Document					X
*101.SCH	XBRL Taxonomy Extension Schema Document					X
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

*
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

TAUBMAN CENTERS, INC.
Date:	July 29, 2011	By: /s/ Lisa A. Payne
Lisa A. Payne
Vice Chairman, Chief Financial Officer, and Director (Principal Financial Officer)