Form 10-Q
period 2011-09-30
TAUBMAN CENTERS INC
filed 2011-11-01
CIK 890319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2011
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

☐ Yes  ☒  No

As of October 31, 2011, there were outstanding 57,918,351 shares of the Company's common stock, par value $0.01 per share.

TAUBMAN CENTERS, INC.

TAUBMAN CENTERS, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	September 30 2011	December 31 2010
Assets:
Properties	$3,538,734	$3,528,297
Accumulated depreciation and amortization	(1,258,308)	(1,199,247)
	$2,280,426	$2,329,050
Investment in Unconsolidated Joint Ventures (Note 4)	73,906	77,122
Cash and cash equivalents	21,585	19,291
Accounts and notes receivable, less allowance for doubtful accounts of $10,113 and $7,966 in 2011 and 2010 (Note 2)	52,580	49,906
Accounts receivable from related parties	1,241	1,414
Deferred charges and other assets (Note 2)	88,496	70,090
	$2,518,234	$2,546,873
Liabilities:
Notes payable (Note 5)	$2,524,956	$2,656,560
Accounts payable and accrued liabilities	267,811	247,895
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures (Note 4)	193,353	170,329
	$2,986,120	$3,074,784
Commitments and contingencies (Notes 2, 5, 6, 7, 8, and 9)

Equity:
Taubman Centers, Inc. Shareowners’ Equity (Note 1):
Series B Non-Participating Convertible Preferred Stock, $0.001 par and liquidation value, 40,000,000 shares authorized, 25,140,436 and 26,233,126 shares issued and outstanding at September 30, 2011 and December 31, 2010	$25	$26
Series G Cumulative Redeemable Preferred Stock, 4,000,000 shares authorized, no par, $100 million liquidation preference, 4,000,000 shares issued and outstanding at September 30, 2011 and December 31, 2010

Series H Cumulative Redeemable Preferred Stock, 3,480,000 shares authorized, no par, $87 million liquidation preference, 3,480,000 shares issued and outstanding at September 30, 2011 and December 31, 2010

Common Stock, $0.01 par value, 250,000,000 shares authorized, 57,891,337 and 54,696,054 shares issued and outstanding at September 30, 2011 and December 31, 2010	579	547
Additional paid-in capital	666,738	589,881
Accumulated other comprehensive income (loss)	(27,075)	(14,925)
Dividends in excess of net income	(986,124)	(939,290)
	$(345,857)	$(363,761)

Noncontrolling interests (Note 6)	(122,029)	(164,150)
	$(467,886)	$(527,911)
	$2,518,234	$2,546,873

See notes to consolidated financial statements.
TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Revenues:
Minimum rents	$87,965	$84,517	$260,805	$251,952
Percentage rents	4,781	3,426	9,733	6,561
Expense recoveries	59,714	56,682	170,789	165,937
Management, leasing, and development services	5,083	4,359	15,423	11,422
Other	6,665	6,279	18,339	24,962
	$164,208	$155,263	$475,089	$460,834
Expenses:
Maintenance, taxes, utilities, and promotion	$48,700	$49,882	$140,115	$143,119
Other operating	19,073	14,071	54,949	44,792
Management, leasing, and development services	2,889	2,204	7,492	5,982
General and administrative	7,709	7,168	22,998	21,593
Interest expense	36,418	38,906	106,903	114,246
Depreciation and amortization	38,415	44,500	108,533	117,502
	$153,204	$156,731	$440,990	$447,234
Nonoperating income	$114	$191	$926	$1,490
Income (loss) before income tax expense and equity in income of Unconsolidated Joint Ventures	$11,118	$(1,277)	$35,025	$15,090
Income tax expense (Note 3)	(208)	(238)	(413)	(548)
Equity in income of Unconsolidated Joint Ventures (Note 4)	10,958	9,973	31,990	29,213
Net income	$21,868	$8,458	$66,602	$43,755
Net income attributable to noncontrolling interests (Note 6)	(9,367)	(3,707)	(26,962)	(17,228)
Net income attributable to Taubman Centers, Inc.	$12,501	$4,751	$39,640	$26,527
Distributions to participating securities of TRG (Note 8)	(382)	(371)	(1,144)	(1,094)
Preferred stock dividends	(3,658)	(3,658)	(10,975)	(10,975)
Net income attributable to Taubman Centers, Inc. common shareowners	$8,461	$722	$27,521	$14,458

Net income	$21,868	$8,458	$66,602	$43,755
Other comprehensive income:
Unrealized gain (loss) on interest rate instruments and other	(19,253)	569	(19,591)	6,468
Reclassification adjustment for amounts recognized in net income	245	315	970	946
Comprehensive income	$2,860	$9,342	$47,981	$51,169
Comprehensive income attributable to noncontrolling interests	(3,210)	(4,784)	(20,981)	(22,080)
Comprehensive income (loss) attributable to Taubman Centers, Inc.	$(350)	$4,558	$27,000	$29,089

Basic earnings per common share (Note 10)	$0.15	$0.01	$0.49	$0.27

Diluted earnings per common share (Note 10)	$0.14	$0.01	$0.48	$0.26

Cash dividends declared per common share	$0.4375	$0.4150	$1.3125	$1.2450

Weighted average number of common shares outstanding – basic	57,890,006	54,679,877	56,554,268	54,530,503

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(in thousands, except share data)

	Taubman Centers, Inc. Shareowners’ Equity
	Preferred Stock		Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Dividends in Excess of Net Income	Non-Redeemable Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2010	33,839,235	$26	54,321,586	$543	$579,983	$(24,443)	$(884,666)	$(146,190)	$(474,747)

Issuance of stock pursuant to Continuing Offer (Notes 8 and 9)	(126,109)		126,116	1	(1)
Share-based compensation under employee and director benefit plans (Note 8)			232,175	3	8,297				8,300
Adjustments of noncontrolling interest (Note 6)					(610)	35		575
Contribution from noncontrolling interest (Note 6)								28	28
Dividend equivalents (Note 8)							(140)		(140)
Dividends and distributions							(80,071)	(45,611)	(125,682)
Net income							26,527	17,228	43,755
Other comprehensive income (Note 7):
Unrealized gain on interest rate instruments and other						1,924		4,544	6,468
Reclassification adjustment for amounts recognized in net income						638		308	946
Balance, September 30, 2010	33,713,126	$26	54,679,877	$547	$587,669	$(21,846)	$(938,350)	$(169,118)	$(541,072)

Balance, January 1, 2011	33,713,126	$26	54,696,054	$547	$589,881	$(14,925)	$(939,290)	$(164,150)	$(527,911)

Issuance of common stock, net of offering costs (Note 1)			2,012,500	20	111,936				111,956
Issuance of stock pursuant to Continuing Offer (Notes 8 and 9)	(1,092,690)	(1)	1,092,766	11	(10)
Share-based compensation under employee and director benefit plans (Note 8)			90,017	1	5,704				5,705
Adjustments of noncontrolling interest (Note 6)					(40,773)	490		40,283
Contributions from noncontrolling interests (excludes $473 contribution from redeemable noncontrolling interests) (Note 6)								31,417	31,417
Dividend equivalents (Note 8)							(82)		(82)
Dividends and distributions							(86,392)	(51,033)	(137,425)
Net income (excludes $473 of net loss attributable to redeemable noncontrolling interests) (Note 6)							39,640	27,435	67,075
Other comprehensive income (Note 7):
Unrealized loss on interest rate instruments and other						(13,315)		(6,276)	(19,591)
Reclassification adjustment for amounts recognized in net income						675		295	970
Balance, September 30, 2011	32,620,436	$25	57,891,337	$579	$666,738	$(27,075)	$(986,124)	$(122,029)	$(467,886)

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30
	2011	2010
Cash Flows From Operating Activities:
Net income	$66,602	$43,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108,533	117,502
Provision for bad debts	5,262	3,213
Gain on sale of land	(519)	(1,040)
Other	10,055	8,306
Increase (decrease) in cash attributable to changes in assets and liabilities:
Receivables, deferred charges, and other assets	(4,211)	(8,421)
Accounts payable and other liabilities	9,902	14,772
Net Cash Provided By Operating Activities	$195,624	$178,087

Cash Flows From Investing Activities:
Additions to properties	$(54,052)	$(47,757)
Proceeds from sale of land	3,728	1,557
Repayments of notes receivable	1,167	1,136
Issuances of notes receivable		(2,948)
Contributions to Unconsolidated Joint Ventures	(653)	(7,042)
Loan to TCBL (Note 2)	(10,180)
Funding of development project (Note 2)	(20,882)
Distributions from Unconsolidated Joint Ventures in excess of income	20,509	35,165
Net Cash Used In Investing Activities	$(60,363)	$(19,889)

Cash Flows From Financing Activities:
Debt proceeds		$213,500
Debt payments	$(129,016)	(243,779)
Debt issuance costs	(8,278)	(2,913)
Issuance of common stock, net of offering costs (Note 1)	111,956
Issuance of common stock and/or partnership units in connection with incentive plans	(2,071)	1,928
Distributions to noncontrolling interests	(51,033)	(45,611)
Distributions to participating securities of TRG	(1,144)	(1,094)
Contributions from noncontrolling interests	31,890
Cash dividends to preferred shareowners	(10,975)	(10,975)
Cash dividends to common shareowners	(74,219)	(67,929)
Other	(77)	(190)
Net Cash Used In Financing Activities	$(132,967)	$(157,063)

Net Increase In Cash and Cash Equivalents	$2,294	$1,135

Cash and Cash Equivalents at Beginning of Period	19,291	16,176

Cash and Cash Equivalents at End of Period	$21,585	$17,311
See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -	Interim Financial Statements

General

Taubman Centers, Inc. (the Company or TCO) is a Michigan corporation that operates as a self-administered and self-managed real estate investment trust (REIT). The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG) is a majority-owned partnership subsidiary of TCO that owns direct or indirect interests in all of the company’s real estate properties. In this report, the term “Company" refers to TCO, the Operating Partnership, and/or the Operating Partnership's subsidiaries as the context may require. The Company engages in the ownership, management, leasing, acquisition, disposition, development, and expansion of regional and super-regional retail shopping centers and interests therein. The Company’s owned portfolio as of September 30, 2011 included 23 urban and suburban shopping centers in ten states.

Taubman Properties Asia LLC and its subsidiaries (Taubman Asia), which is the platform for the Company’s expansion into China and South Korea, is headquartered in Hong Kong.

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

Dollar amounts presented in tables within the notes to the financial statements are stated in thousands, except share data or as otherwise noted. Certain reclassifications have been made to prior year amounts to conform with current year classifications. Expenses for promotion and advertising of shopping centers that were previously classified in Other Operating are now included in Maintenance, Taxes, Utilities, and Promotion expense. Amounts for 2010 have been reclassified to conform to the 2011 classification.

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

Ownership

In addition to the Company’s common stock, there are three classes of preferred stock (Series B, G, and H) outstanding as of September 30, 2011. Dividends on the 8% Series G and 7.625% Series H Preferred Stock are cumulative and are paid on the last day of each calendar quarter. The Company owns corresponding Series G and Series H Preferred Equity interests in the Operating Partnership that entitle the Company to income and distributions (in the form of guaranteed payments) in amounts equal to the dividends payable on the Company’s Series G and Series H Preferred Stock.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2011, the Company sold 2,012,500 of its common shares. The proceeds were used by the Company to acquire an equal number of Operating Partnership units. The Operating Partnership paid all offering costs. The Operating Partnership used the net proceeds, after offering costs, of $112.0 million to reduce outstanding borrowings under its lines of credit, see Note 6.
Outstanding voting securities of the Company at September 30, 2011 consisted of 25,140,436 shares of Series B Preferred Stock and 57,891,337 shares of Common Stock.
The Operating Partnership

At September 30, 2011, the Operating Partnership’s equity included three classes of preferred equity (Series F, G, and H) and the net equity of the partnership unitholders. Net income and distributions of the Operating Partnership are allocable first to the preferred equity interests, and the remaining amounts to the general and limited partners in the Operating Partnership in accordance with their percentage ownership. The Series G and Series H Preferred Equity are owned by the Company and are eliminated in consolidation. The Series F Preferred Equity was owned by an institutional investor and accounted for as a noncontrolling interest of the Company. In October 2011, the Series F Preferred Equity was redeemed. See Note 12 for information related to the redemption.

The Company's ownership in the Operating Partnership at September 30, 2011 consisted of a 70% managing general partnership interest, as well as the Series G and H Preferred Equity interests. The Company's average ownership percentage in the Operating Partnership for the nine months ended September 30, 2011 and 2010 was 69% and 67%, respectively. At September 30, 2011, the Operating Partnership had 83,050,223 partnership units outstanding, of which the Company owned 57,891,337 units.

Note 2 -	Pending Acquisitions and Development

Pending Acquisitions

The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village

In September 2011, the Company entered into an agreement to acquire The Mall at Green Hills in Nashville, Tennessee, and The Gardens on El Paseo and El Paseo Village in Palm Desert, California from affiliates of Davis Street Properties, LLC. The consideration for the properties is $560 million, excluding transaction costs. The consideration consists of the assumption of approximately $206 million of debt, up to $80 million of Operating Partnership units, and the balance of approximately $274 million in installment notes. The installment notes will bear interest at 3.125% and will be due in full approximately 60 days after closing if the closing date is in 2011. If the closing is in 2012, 80% of the notes balance will be due approximately 60 days after closing and the remaining balance will be due in February 2013. The assumed debt consists of three loans: an amortizing loan of approximately $108 million secured by The Mall at Green Hills at an interest rate of 6.89% maturing in December 2013, a non-amortizing loan of $81 million secured by The Gardens at El Paseo at an interest rate of 6.1% maturing in June 2016, and an amortizing loan of $17 million secured by El Paseo Village at an interest rate of 4.42% maturing in March 2016. The number of Operating Partnership units issued will be determined based on a value of $55 per unit. The transaction has been approved by the Company's Board of Directors and is expected to close in the fourth quarter of 2011, subject to the completion of due diligence and obtaining approvals from the lenders of the assumed debt.

TCBL

In August 2011, Taubman Asia agreed to acquire a 90% controlling interest in TCBL Consulting Limited, a leading Beijing-based retail real estate consultancy. The new company will be named Taubman TCBL. Under the terms of the agreement, the total consideration for the transaction is $24 million, subject to final closing adjustments. Taubman Asia will pay approximately $12 million in cash for its controlling interest in Taubman TCBL and will credit the noncontrolling owners with approximately $12 million of capital in the newly formed company. The $12 million in cash includes approximately $10.2 million that was lent in August 2011 by Taubman Asia to TCBL, Inc., which is owned by the principals of TCBL Consulting Limited. The note bears interest at 8%. Upon closing, the loan and all accrued interest will be forgiven and converted to capital and the remaining balance will be paid in cash. Taubman Asia will fund any additional capital required by the business and will receive a preferred return on all capital contributed. The ownership agreements provide for the distribution of preferred returns on capital as well as returns of all such capital prior to the sharing of profits on relative ownership interests. The transaction has been approved by the Board of Directors of each company and is expected to close in November 2011, subject to government approval and necessary registration. The $10.2 million loan payment is classified within Accounts and Notes Receivable on the Consolidated Balance Sheet as of September 30, 2011.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company expenses acquisition related costs as they are incurred. During the nine months ended September 30, 2011, the Operating Partnership incurred costs for the acquisition of The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village, and TCBL Consulting Limited as discussed above. These expenses are included within Other Operating expenses in the accompanying Statements of Operations and Comprehensive Income and totaled $1.7 million during the three and nine months ended September 30, 2011. No acquisition costs were incurred during 2010.

Development

In September 2011, Taubman Asia agreed to partner with Shinsegae Group, South Korea's largest retailer, to build a shopping mall in Hanam, Gyeonggi Province, South Korea. The Company has invested $20.9 million for an interest in the project. The Company has the option to put its interest in the project after the completion of due diligence. The potential return of the investment, including a 7% return on the investment, is secured by a letter of credit from Shinsegae. The $20.9 million payment is classified within Deferred Charges and Other Assets on the Consolidated Balance Sheet as of September 30, 2011.

Note 3 -	Income Taxes

In May 2011, the State of Michigan replaced the Michigan Business Tax with a Corporate Income Tax that will be effective on January 1, 2012. Due to the repeal of the Michigan Business Tax, the Company wrote off net deferred tax assets and deferred tax liabilities of approximately $3.7 million and $3.9 million, respectively. Under the new law, the Company does not expect to pay any Corporate Income Tax based on estimates of taxable income of the Company's unitary filing group for Michigan tax purposes.

Income Tax Expense

The Company’s income tax expense for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
State current	$156	$275	$585	$725
State deferred	9	(13)	(238)	(198)
Federal current	31	11	66	56
Federal deferred	12	(35)	—	(35)
Total income tax expense	$208	$238	$413	$548

The Company expects to have less than $0.1 million of federal alternative minimum tax payable in 2011. The Company had no other federal or foreign income tax expense during these periods as a result of net operating losses incurred by the Company’s Taxable REIT Subsidiaries.

Deferred Taxes

Deferred tax assets and liabilities as of September 30, 2011 and December 31, 2010 are as follows:

	2011	2010
Deferred tax assets:
Federal	$7,838	$8,589
Foreign	2,037	2,361
State	407	6,786
Total deferred tax assets	$10,282	$17,736
Valuation allowances	(6,409)	(10,199)
Net deferred tax assets	$3,873	$7,537
Deferred tax liabilities:
Federal	$631	$607
State	246	4,171
Total deferred tax liabilities	$877	$4,778

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Shopping Center	Ownership as of September 30, 2011 and December 31, 2010
Arizona Mills	50%
Fair Oaks	50
The Mall at Millenia	50
Stamford Town Center	50
Sunvalley	50
Waterside Shops	25
Westfarms	79

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

In July 2011, a $275 million non-recourse financing was completed on Fair Oaks. The net proceeds were used to pay off the existing $250 million loan, see Note 5.

The estimated fair value of the Unconsolidated Joint Ventures’ notes payable was $1.2 billion at September 30, 2011 and December 31, 2010.

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

	September 30 2011	December 31 2010
Assets:
Properties	$1,103,915	$1,092,916
Accumulated depreciation and amortization	(439,692)	(417,712)
	$664,223	$675,204
Cash and cash equivalents	18,688	21,339
Accounts and notes receivable, less allowance for doubtful accounts of $1,562 and $1,471 in 2011 and 2010	19,812	26,288
Deferred charges and other assets	20,258	18,891
	$722,981	$741,722

Liabilities and accumulated deficiency in assets:
Notes payable	$1,141,851	$1,125,618
Accounts payable and other liabilities	52,217	37,292
TRG's accumulated deficiency in assets	(248,498)	(224,636)
Unconsolidated Joint Venture Partners' accumulated deficiency in assets	(222,589)	(196,552)
	$722,981	$741,722

TRG's accumulated deficiency in assets (above)	$(248,498)	$(224,636)
TRG basis adjustments, including elimination of intercompany profit	67,763	68,682
TCO's additional basis	61,288	62,747
Net Investment in Unconsolidated Joint Ventures	$(119,447)	$(93,207)
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures	193,353	170,329
Investment in Unconsolidated Joint Ventures	$73,906	$77,122

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Revenues	$64,886	$65,775	$191,163	$192,837
Maintenance, taxes, utilities, promotion, and other operating expenses	$20,810	$22,557	$61,816	$66,232
Interest expense	15,619	16,141	45,164	47,875
Depreciation and amortization	9,111	9,611	27,248	27,783
Total operating costs	$45,540	$48,309	$134,228	$141,890
Nonoperating income	111	2	121	3
Net income	$19,457	$17,468	$57,056	$50,950

Net income attributable to TRG	$10,979	$10,069	$32,273	$29,307
Realized intercompany profit, net of depreciation on TRG’s basis adjustments	467	391	1,177	1,366
Depreciation of TCO's additional basis	(488)	(487)	(1,460)	(1,460)
Equity in income of Unconsolidated Joint Ventures	$10,958	$9,973	$31,990	$29,213

Beneficial interest in Unconsolidated Joint Ventures’ operations:
Revenues less maintenance, taxes, utilities, promotion, and other operating expenses	$24,527	$24,064	$71,746	$70,555
Interest expense	(8,082)	(8,360)	(23,406)	(24,810)
Depreciation and amortization	(5,487)	(5,731)	(16,350)	(16,532)
Equity in income of Unconsolidated Joint Ventures	$10,958	$9,973	$31,990	$29,213

Note 5 -	Beneficial Interest in Debt and Interest Expense

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

	At 100%		At Beneficial Interest
	Consolidated Subsidiaries	Unconsolidated Joint Ventures	Consolidated Subsidiaries		Unconsolidated Joint Ventures
Debt as of:
September 30, 2011	$2,524,956	$1,141,851	$2,192,103	(1)	$582,373
December 31, 2010	2,656,560	1,125,618	2,297,460	(1)	575,103

Capitalized interest:
Nine Months Ended September 30, 2011	406		406
Nine Months Ended September 30, 2010	176		176

Interest expense:
Nine Months Ended September 30, 2011	106,903	45,164	98,494	(2)	23,406
Nine Months Ended September 30, 2010	114,246	47,875	98,377	(1)	24,810

(1)	The Pier Shops is included at beneficial interest of 77.5%.

(2)
The Pier Shops is included at 100%. See “MD&A – Results of Operations – The Pier Shops and Regency Square Reconciliations of Net Operating Income to Net Loss,” regarding a change in the presentation of beneficial interest in The Pier Shops’ operations in 2011.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Covenants and Guarantees

Certain loan agreements contain various restrictive covenants, including a minimum net worth requirement, a maximum payout ratio on distributions, a minimum debt yield ratio, a maximum leverage ratio, minimum interest coverage ratios, and a minimum fixed charges coverage ratio, the latter being the most restrictive. This covenant requires that the Company maintain a minimum fixed charges coverage ratio of more than 1.5 over a trailing 12-month period. As of September 30, 2011, the Company’s trailing 12-month fixed charges coverage ratio was 2.2. Other than The Pier Shops’ and Regency Square loans, which are in default, the Company is in compliance with all of its covenants and loan obligations as of September 30, 2011. The default on these loans did not trigger any cross defaults on our other indebtedness. The maximum payout ratio on distributions covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain our tax status, pay preferred distributions, and for distributions related to the sale of certain assets.

Payments of principal and interest on the loans in the following table are guaranteed by the Operating Partnership as of September 30, 2011.

Center	Loan Balance as of 9/30/11	TRG's Beneficial Interest in Loan Balance as of 9/30/11	Amount of Loan Balance Guaranteed by TRG as of 9/30/11	% of Loan Balance Guaranteed by TRG	% of Interest Guaranteed by TRG
	(in millions)
Dolphin Mall	—	—	—	100%	100%
Fairlane Town Center	$20.0	$20.0	$20.0	100	100
Twelve Oaks Mall	—	—	—	100	100

The Company is required to escrow cash balances for specific uses stipulated by certain of its lenders. As of September 30, 2011 and December 31, 2010, the Company’s cash balances restricted for these uses were $8.3 million and $7.6 million, respectively. Such amounts are included within Deferred Charges and Other Assets in the Company’s Consolidated Balance Sheet.

2011 Financings

In July 2011, a $275 million non-recourse refinancing was completed on Fair Oaks, a 50% owned unconsolidated joint venture, which bears interest at one-month LIBOR plus 1.70% and matures in July 2018. The rate on the loan has been swapped to an all-in fixed rate of 4.27% through April 2018. The loan is interest only until August 2014, and then the loan payments are based on amortizing principal over 25 years. The existing $250 million floating rate loan was paid off and the Company's $11.1 million beneficial share of excess proceeds was used to pay down its lines of credit. The rate on the loan had been fixed at 4.22% due to an interest rate swap that matured in April 2011. The loan then reverted to a floating rate at LIBOR plus 1.40%.

In July 2011, the Company refinanced its primary line of credit. The new line of credit increased the borrowing capacity from $550 million to $650 million, and matures in January 2015 with a 1-year extension option. The borrowing rate on the new facility is LIBOR plus 1.75%, up from LIBOR plus 0.7% on the previous facility.

In March 2011, the maturity date on the Company’s secondary line of credit was extended through April 2012. In addition, the maximum amount available under this facility was increased to $65 million from the prior $40 million maximum for the $25 million letter of credit required by the lessor of the City Creek Center project. The availability under the line is anticipated to revert to $40 million when the obligation under the letter of credit is extinguished.

In January 2011, the current loan on International Plaza was extended to a maturity of July 2012. The principal balance on the loan was required to be paid down by $52.6 million. The Company funded its $26.4 million beneficial share of the paydown using its revolving line of credit. The principal on the loan is now $272.4 million at 100%, and $136.5 million at the Company’s beneficial share. The rate on the loan had been fixed at 5.01% due to an interest rate swap that also matured in January 2011. The loan has now reverted to a floating rate at LIBOR plus 1.15%. The extended loan is prepayable at any time and has an additional one-year extension option.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Regency Square and The Pier Shops Loan Defaults

In June 2011, the $72.2 million non-recourse loan encumbering Regency Square went into default due to insufficient cash flow to support the debt service on the loan. The lender has begun taking steps to acquire ownership of the center. Under the terms of the loan agreement, interest accrues at the original stated rate of 6.75% plus a 4% default rate. The book value of the investment in Regency Square as of September 30, 2011 was approximately $28 million.

During the nine months ended September 30, 2011, the $135 million non-recourse loan encumbering The Pier Shops was also in default. Under the terms of the loan agreement, interest accrued at the original stated rate of 6.01% plus a 4% default rate. In October 2011, a foreclosure sale was held and the lender was the highest bidder. See Note 12 for additional information on the expected disposition of The Pier Shops. The book value of the investment in The Pier Shops as of September 30, 2011 was approximately $37 million. See Note 9 for more information on related litigation.

Regarding both Regency Square and The Pier Shops, a non-cash accounting gain will be recognized for each center when its loan obligation is extinguished upon transfer of title of the respective center. The gain will represent the difference between the book value of the debt, interest payable and other obligations extinguished over the net book value of the property and any other assets transferred. The administration of the loans has been turned over to the special servicers. The transition processes and transfers of ownership are not in the Company's control and the timing of transfer of title for each of the centers is uncertain, although the Company now expects title to transfer on The Pier Shops in the fourth quarter of 2011. The Company will continue to record the operations of the centers and interest on the loans in its results until the respective dates the titles to the centers have been transferred.

Note 6 -	Noncontrolling Interests

Redeemable Noncontrolling Interests

In 2010, the Company's president of Taubman Asia (the Asia President) obtained an ownership interest in Taubman Asia, a consolidated subsidiary. The Asia President is entitled to 10% of Taubman Asia's dividends, with 85% of his dividends being withheld as contributions to capital. Taubman Asia has the ability to call, and the Asia President has the ability to put, the Asia President’s ownership interest, subject to certain conditions including the termination of the Asia President’s employment and the expiration of certain required holding periods. The Company has determined that the Asia President's ownership interest in Taubman Asia qualifies as an equity award, considering its specific redemption provisions, and accounts for it as a contingently redeemable noncontrolling interest. At September 30, 2011, the interest had an immaterial redemption value. Adjustments to the redemption value are recorded through equity.

Also in 2010, the Company formed a joint venture that is focusing on developing and owning outlet shopping centers. The Company owns a 90% controlling interest and consolidates the venture, while the joint venture partner owns a 10% interest. At any time after June 2012, the Company will have the right to purchase the joint venture partner's entire interest and the joint venture partner will have the right to require the Company to purchase the joint venture partner's entire interest. Additionally, the parties each have a one-time put and/or call on the joint venture partner’s interest in any stabilized centers, while still maintaining the ongoing joint venture relationship. Considering the redemption provisions, the Company accounts for the joint venture partner’s interest as a contingently redeemable noncontrolling interest. At September 30, 2011, the interest had an immaterial redemption value. Adjustments to the redemption value are recorded through equity.

Reconciliation of redeemable noncontrolling interests:	2011
Balance January 1, 2011	$—
Contributions	473
Allocation of net loss	(473)
Balance September 30, 2011	$—

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Balances and Income Allocable to Noncontrolling Interests

The net equity balance of the noncontrolling interests as of September 30, 2011 and December 31, 2010 includes the following:

	2011	2010
Non-redeemable noncontrolling interests:
Noncontrolling interests in consolidated joint ventures	$(74,651)	$(100,355)
Noncontrolling interests in partnership equity of TRG	(76,595)	(93,012)
TRG Series F preferred equity	29,217	29,217
	$(122,029)	$(164,150)

Net income attributable to the noncontrolling interests for the three months ended September 30, 2011 and September 30, 2010 includes the following:

	2011	2010
Net income attributable to noncontrolling interests:
Non-redeemable noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	$4,508	$1,920
Noncontrolling share of income of TRG	4,425	1,172
TRG Series F preferred distributions	615	615
	$9,548	$3,707
Redeemable noncontrolling interests	(181)
	$9,367	$3,707

Net income attributable to the noncontrolling interests for the nine months ended September 30, 2011 and September 30, 2010 includes the following:

	2011	2010
Net income attributable to noncontrolling interests:
Non-redeemable noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	$10,970	$5,901
Noncontrolling share of income of TRG	14,620	9,482
TRG Series F preferred distributions	1,845	1,845
	27,435	17,228
Redeemable noncontrolling interests	(473)
	$26,962	$17,228

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Transactions

The following schedule presents the effects of changes in Taubman Centers, Inc.’s ownership interest in consolidated subsidiaries on Taubman Centers, Inc.’s equity for the nine months ended September 30, 2011 and September 30, 2010:

	2011	2010
Net income attributable to Taubman Centers, Inc. common shareowners	$27,521	$14,458
Transfers (to) from the noncontrolling interest –
Decrease in Taubman Centers, Inc.’s paid-in capital for the adjustments of noncontrolling interest (1)	(40,773)	(610)
Net transfers (to) from noncontrolling interests	(40,773)	(610)
Change from net income attributable to Taubman Centers, Inc. and transfers (to) from noncontrolling interests	$(13,252)	$13,848

(1)
In 2011 and 2010, adjustments of the noncontrolling interest were made as a result of changes in the Company's ownership of the Operating Partnership in connection with the Company's issuance of common stock (Note 1), share-based compensation under employee and director benefit plans (Note 8), and issuances of stock pursuant to the Continuing Offer (Note 9).

Finite Life Entities

Accounting Standards Codification Topic 480, “Distinguishing Liabilities from Equity” establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. At September 30, 2011, the Company held controlling interests in consolidated entities with specified termination dates in 2081 and 2083. The noncontrolling owners’ interests in these entities are to be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entity. The estimated fair value of these noncontrolling interests was approximately $208 million at September 30, 2011, compared to a book value of $(72.3) million that is classified in Noncontrolling Interests in the Company’s Consolidated Balance Sheet.

Note 7 -	Derivative and Hedging Activities

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2011, the Company had the following outstanding interest rate derivatives that were designated and are expected to be effective as cash flow hedges of the interest payments on the associated debt.

Instrument Type	Ownership	Notional Amount	Swap Rate	Credit Spread on Loan	Total Swapped Rate on Loan	Maturity Date
Consolidated Subsidiaries:
Receive variable (LIBOR) /pay-fixed swap (1)	95%	$131,000	2.64%	2.35%	4.99%	September 2020
Unconsolidated Joint Ventures:
Receive variable (LIBOR) /pay-fixed swap	50%	30,000	5.05%	0.90%	5.95%	November 2012
Receive variable (LIBOR) /pay-fixed swap (2)	50%	137,500	2.40%	1.70%	4.10%	April 2018
Receive variable (LIBOR) /pay-fixed swap (2)	50%	137,500	2.40%	1.70%	4.10%	April 2018

(1)	The notional amount of the swap is equal to the outstanding principal balance on the loan, which begins amortizing in September 2012.

(2)	The notional amount on each of these swaps is equal to 50% of the outstanding principal balance on the loan, which begins amortizing in August 2014.

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

The Company expects that approximately $7.1 million of the AOCI of Taubman Centers, Inc. and the noncontrolling interests will be reclassified from AOCI and recognized as a reduction of income in the following 12 months.

As of September 30, 2011, the Company had $1.6 million of net realized losses included in AOCI resulting from settled derivative instruments, which were designated as cash flow hedges that are being recognized as a reduction of income over the term of the hedged debt.

The following tables present the effect of derivative instruments on the Company’s Consolidated Statement of Operations and Comprehensive Income for the three and nine months ended September 30, 2011 and September 30, 2010. The tables include the location and amount of unrealized gains and losses on outstanding derivative instruments in cash flow hedging relationships and the location and amount of realized losses reclassified from AOCI into income resulting from settled derivative instruments associated with hedged debt.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended September 30, 2011 and September 30, 2010, the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
	Three Months Ended September 30			Three Months Ended September 30
	2011	2010		2011	2010
Derivatives in cash flow hedging relationships:
Interest rate contracts – consolidated subsidiaries	$(11,392)	$(308)	Interest Expense	$(817)	$(3,208)
Interest rate contracts – UJVs	(7,710)	574	Equity in Income of UJVs	(695)	(976)
Total derivatives in cash flow hedging relationships	$(19,102)	$266		$(1,512)	$(4,184)

Realized losses on settled cash flow hedges:
Interest rate contracts – consolidated subsidiaries			Interest Expense	$(151)	$(221)
Interest rate contract – UJVs			Equity in Income of UJVs	(94)	(94)
Total realized losses on settled cash flow hedges				$(245)	$(315)

During the nine months ended September 30, 2011 and September 30, 2010, the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
	Nine Months Ended September 30			Nine Months Ended September 30
	2011	2010		2011	2010
Derivatives in cash flow hedging relationships:
Interest rate contracts – consolidated subsidiaries	$(12,945)	$4,592	Interest Expense	$(2,689)	$(9,088)
Interest rate contracts – UJVs	(6,666)	1,508	Equity in Income of UJVs	(1,853)	(2,944)
Total derivatives in cash flow hedging relationships	$(19,611)	$6,100		$(4,542)	$(12,032)

Realized losses on settled cash flow hedges:
Interest rate contracts – consolidated subsidiaries			Interest Expense	$(688)	$(664)
Interest rate contract – UJVs			Equity in Income of UJVs	(282)	(282)
Total realized losses on settled cash flow hedges				$(970)	$(946)

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company records all derivative instruments at fair value in the Consolidated Balance Sheet. The following table presents the location and fair value of the Company’s derivative financial instruments as reported in the Consolidated Balance Sheet as of September 30, 2011 and December 31, 2010.

		Fair Value
	Consolidated Balance Sheet Location	September 30 2011	December 31 2010
Derivatives designated as hedging instruments:
Asset derivatives-
Interest rate contract – consolidated subsidiaries	Deferred Charges and Other Assets	$—	$4,856
Liability derivatives:
Interest rate contract – consolidated subsidiaries	Accounts Payable and Accrued Liabilities	$(8,380)	$(291)
Interest rate contracts – UJVs	Investment in UJVs	(8,630)	(1,964)
Total liabilities designated as hedging instruments		$(17,010)	$(2,255)

Contingent Features

Certain of the Company's outstanding derivatives contain provisions that state if the hedged entity defaults on any of its indebtedness in excess of $1 million, then the derivative obligation could also be declared in default. As of September 30, 2011, the Company is not in default on any debt obligations that would trigger a credit risk related default on its current outstanding derivatives.

As of September 30, 2011 and December 31, 2010, the fair value of derivative instruments with credit-risk-related contingent features that are in a liability position was $17.0 million and $2.3 million, respectively. As of September 30, 2011 and December 31, 2010, the Company was not required to post any collateral related to these agreements. If the Company breached any of these provisions it would be required to settle its obligations under the agreements at their fair value. See Note 11 for fair value information on derivatives.

Note 8 -	Share-Based Compensation

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

The compensation cost charged to income for the Company’s share-based compensation plans was $2.2 million and $6.8 million for the three and nine months ended September 30, 2011, respectively. The compensation cost charged to income for the Company’s share-based compensation plans was $1.9 million and $5.8 million for the three and nine months ended September 30, 2010, respectively. Compensation cost capitalized as part of properties and deferred leasing costs was approximately $0.1 million and $0.3 million for the three months and nine months ended September 30, 2011, respectively, and approximately $0.1 million and $0.2 million for the three months and nine months ended September 30, 2010, respectively.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company currently recognizes no tax benefits from the recognition of compensation cost or tax deductions incurred upon the exercise or vesting of share-based awards. Allocations of compensation cost or deduction to the Company's corporate taxable REIT subsidiaries from the Company's Manager, which is treated as a partnership for federal income tax purposes, have not resulted in the recognition of tax benefits due to the Company's current income tax position (Note 3).

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

Options

A summary of option activity for the nine months ended September 30, 2011 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Range of Exercise Prices
Outstanding at January 1, 2011	1,452,781	$37.00	5.7	$13.83	-	$55.90
Outstanding at September 30, 2011	1,452,781	$37.00	4.9	$13.83	-	$55.90

Fully vested options at September 30, 2011	1,244,452	$38.00	5.1

There were 0.1 million options that vested during the nine months ended September 30, 2011.

The aggregate intrinsic value (the difference between the period end stock price and the option exercise price) of in-the-money options outstanding and in-the-money fully vested options as of September 30, 2011 was $19.3 million and $15.3 million, respectively.

No options were exercised during the nine months ended September 30, 2011. The total intrinsic value of options exercised during the nine months ended September 30, 2010 was $3.9 million. Cash received from option exercises for the nine months ended September 30, 2010 was $3.1 million.

As of September 30, 2011, there were 0.2 million nonvested options outstanding, and $0.1 million of total unrecognized compensation cost related to nonvested options. The remaining cost is expected to be recognized within one year.

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

A summary of PSU activity for the nine months ended September 30, 2011 is presented below:

	Number of Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2011	272,356	$28.88
Granted	53,795	$85.40
Outstanding at September 30, 2011	326,151	$38.20

None of the PSU outstanding at September 30, 2011 were vested. As of September 30, 2011, there was $6.4 million of total unrecognized compensation cost related to nonvested PSU outstanding. This cost is expected to be recognized over an average period of 1.9 years.

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

A summary of Restricted Share Units (RSU) activity for the nine months ended September 30, 2011 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2011	617,884	$22.72
Redeemed	(115,870)	49.67
Granted March 2011	105,391	47.98
Granted June 2011	1,972	53.65
Forfeited	(3,225)	20.39
Outstanding at September 30, 2011	606,152	$22.07

None of the RSU outstanding at September 30, 2011 were vested. As of September 30, 2011, there was $6.3 million of total unrecognized compensation cost related to nonvested RSU outstanding. This cost is expected to be recognized over an average period of 1.9 years.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 -	Commitments and Contingencies

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

Based on a market value at September 30, 2011 of $50.31 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $1.2 billion. The purchase of these interests at September 30, 2011 would have resulted in the Company owning an additional 29% interest in the Operating Partnership.

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

Litigation

In April 2009, two restaurant owners, their two restaurants, and their principal filed a lawsuit in United States District Court for the Eastern District of Pennsylvania (Case No. 09-CV-01619) against Atlantic Pier Associates LLC ("APA", the owner of the leasehold interest in The Pier Shops), the Operating Partnership, Taubman Centers, Inc., the owners of APA and certain affiliates of such owners, three individuals affiliated with, or at one time employed by, one of the owners, and, subsequently added the Manager as a defendant. The plaintiffs are alleging the defendants misrepresented and concealed the status of certain tenant leases at The Pier Shops and that such status was relied upon by the plaintiffs in making decisions about their own leases. The plaintiffs are seeking damages exceeding $20 million, rescission of their leases, exemplary or punitive damages, costs and expenses, attorney's fees, return of certain rent, and other relief as the court may determine. The claims against the Operating Partnership, Taubman Centers, Inc., the Manager, other Taubman defendants, and one of the owners were dismissed in July 2011, but, in August 2011, the restaurant owners reinstated the same claims in a state court action that was then removed to the United States District Court for the Eastern District of Pennsylvania (Case No. 11-CV-05676). The defendants are vigorously defending the action. The outcome of this lawsuit cannot be predicted with any certainty and management is currently unable to estimate an amount or range of potential loss that could result if an unfavorable outcome occurs. While management does not believe that an adverse outcome in this lawsuit would have a material adverse effect on the Company's financial condition, there can be no assurance that an adverse outcome would not have a material effect on the Company's results of operations for any particular period.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2010, the holder of the loan on The Pier Shops filed a mortgage foreclosure complaint in the United States District Court for the District of New Jersey (Case No. CV01755) against APA. The lender seeks to establish the amounts due under The Pier Shops' mortgage loan agreement, foreclose all right, title, and lien which APA has in The Pier Shops' leasehold interest, obtain possession of the property, and order a foreclosure sale of the property to satisfy the amounts due under the loan. In March 2011, a consent judgment of foreclosure was entered by the Court. A foreclosure sale was held on October 28, 2011 and the lender was the highest bidder. The borrower and lender are working on completing the transition of ownership and management of the property, which we anticipate will be completed in the fourth quarter of 2011. Upon completion of the foreclosure proceedings, the ownership of The Pier Shops will be transferred in satisfaction of the obligations under the debt.

See Note 5 for the Operating Partnership's guarantees of certain notes payable, Note 6 for contingent features relating to certain joint venture agreements, Note 7 for contingent features relating to derivative instruments, and Note 8 for obligations under existing share-based compensation plans.

Note 10 -	Earnings Per Share

Basic earnings per share amounts are based on the weighted average of common shares outstanding for the respective periods. Diluted earnings per share amounts are based on the weighted average of common shares outstanding plus the dilutive effect of potential common stock. Potential common stock includes outstanding partnership units exchangeable for common shares under the Continuing Offer (Note 9), outstanding options for partnership units, PSU, RSU, deferred shares under the Non-Employee Directors’ Deferred Compensation Plan, and unissued partnership units under a unit option deferral election (Note 8). In computing the potentially dilutive effect of potential common stock, partnership units are assumed to be exchanged for common shares under the Continuing Offer, increasing the weighted average number of shares outstanding. The potentially dilutive effects of partnership units outstanding and/or issuable under the unit option deferral elections are calculated using the if-converted method, while the effects of other potential common stock are calculated using the treasury method. Contingently issuable shares are included in diluted EPS based on the number of shares, if any, that would be issuable if the end of the reporting period were the end of the contingency period.

As of September 30, 2011, there were 7.4 million partnership units outstanding and 0.9 million unissued partnership units under unit option deferral elections that may be exchanged for common shares of the Company under the Continuing Offer. These outstanding partnership units and unissued units were excluded from the computation of diluted earnings per share as they were anti-dilutive in all periods presented. Also, there were out-of-the-money options for 0.1 million shares for the nine months ended September 30, 2011, and 0.5 million shares for the three and nine months ended September 30, 2010 that were excluded from the computation of diluted EPS because they were anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
Net income attributable to Taubman Centers, Inc. common shareowners (Numerator):
Basic	$8,461	$722	$27,521	$14,458
Impact of additional ownership of TRG	91	15	275	120
Diluted	$8,552	$737	$27,796	$14,578

Shares (Denominator) – basic	57,890,006	54,679,877	56,554,268	54,530,503
Effect of dilutive securities	1,745,551	1,084,651	1,582,881	1,070,126
Shares (Denominator) – diluted	59,635,557	55,764,528	58,137,149	55,600,629

Earnings per common share – basic	$0.15	$0.01	$0.49	$0.27
Earnings per common share – diluted	$0.14	$0.01	$0.48	$0.26

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 -	Fair Value Disclosures

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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	September 30, 2011		December 31, 2010
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Available-for-sale securities	$2,081		$2,061
Derivative interest rate contract				$4,856
Insurance deposit	10,713		10,135
Total assets	$12,794		$12,196	$4,856

Derivative interest rate contracts		$(8,380)		$(291)
Total liabilities		$(8,380)		$(291)

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments Carried at Other Than Fair Values

Community Development District Obligation

The owner of one shopping center pays annual special assessment levies of a Community Development District (CDD), which provided certain infrastructure assets and improvements. As the amount and period of the special assessments were determinable, the Company capitalized the infrastructure assets and improvements and recognized an obligation for the future special assessments to be levied. At September 30, 2011 and December 31, 2010, the book value of the infrastructure assets and improvements, net of depreciation, was $42.1 million and $43.6 million, respectively. The related obligation is classified within Accounts Payable and Accrued Liabilities and had a balance of $62.6 million at September 30, 2011 and December 31, 2010. The fair value of this obligation, derived from quoted market prices, was $58.5 million at September 30, 2011 and $56.8 million at December 31, 2010.

Notes Payable

The fair value of notes payable is estimated based on quoted market prices, if available. If no quoted market prices are available, the fair value of notes payable are estimated using cash flows discounted at current market rates. When selecting discount rates for purposes of estimating the fair value of notes payable at September 30, 2011 and December 31, 2010, the Company employed the credit spreads at which the debt was originally issued. Excluding 2011 and 2010 refinancings, an additional 1.50% credit spread was added to the discount rate at September 30, 2011 and December 31, 2010, to attempt to account for current market conditions. This additional spread is an estimate and is not necessarily indicative of what the Company could obtain in the market at the reporting date. The Company does not believe that the use of different interest rate assumptions would have resulted in a materially different fair value of notes payable as of September 30, 2011 or December 31, 2010. To further assist financial statement users, the Company has included with its fair value disclosures an analysis of interest rate sensitivity. The fair values of the loans on The Pier Shops and Regency Square, at September 30, 2011 and December 31, 2010, have been estimated at the fair value of the centers, which are collateral for the loans (Note 5).

The estimated fair values of notes payable at September 30, 2011 and December 31, 2010 are as follows:

	2011		2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable	$2,524,956	$2,548,822	$2,656,560	$2,616,986

The fair values of the notes payable are dependent on the interest rates used in estimating the values. An overall 1% increase in rates employed in making these estimates would have decreased the fair values of the debt shown above at September 30, 2011 by $68.6 million or 2.7%.

See Note 4 regarding the fair value of the Unconsolidated Joint Ventures’ notes payable, and Note 7 regarding additional information on derivatives.

Note 12 -	Subsequent Events

In October 2011, a foreclosure sale of The Pier Shops was held and the lender was the highest bidder. The Company and lender are working on completing the transition of ownership and management of the property, which the Company anticipates will be completed in the fourth quarter of 2011. At September 30, 2011, the book value of the Company's investment in The Pier Shops was approximately $37 million, while the loan obligation was approximately $163 million, including accrued interest. The Company will continue to record the operations of the center and interest on the loan in our results until ownership of the center has been transferred. The Company will recognize a non-cash accounting gain on extinguishment of the debt obligation during the three months ended December 31, 2011, representing the difference between the book value of the debt, interest payable and other obligations extinguished over the net book value of the property and other assets to be transfered as of the transfer date.

Also, in October 2011, the Operating Partnership redeemed the 8.2% Series F Preferred Equity for $27 million, which represents a $2.2 million discount from the book value. The $2.2 million excess of the book value over the redemption amount will be reflected as a reduction in earnings allocated to the noncontrolling interests in the fourth quarter of 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs concerning future events, including the following: statements regarding future developments and joint ventures, rents, returns, and earnings; statements regarding the continuation of trends; and any statements regarding the sufficiency of our cash balances and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs. We caution that although forward-looking statements reflect our good faith beliefs and reasonable judgment based upon current information, these statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, because of risks, uncertainties, and factors including, but not limited to, the continuing impacts of the U.S. recession and global credit environment, other changes in general economic and real estate conditions, changes in the interest rate environment and the availability of financing, and adverse changes in the retail industry, as well as closing, integration, and other risks relating to pending acquisitions. The forward-looking statements included in this report are made as of the date hereof. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future. Other risks and uncertainties are detailed from time to time in reports filed with the SEC, and in particular those set forth under “Risk Factors” in our most recent Annual Report on Form 10-K. The following discussion should be read in conjunction with the accompanying consolidated financial statements of Taubman Centers, Inc. and the notes thereto.

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

References in this discussion to “beneficial interest” refer to our ownership or pro-rata share of the item being discussed. Also, the operations of the shopping centers are often best understood by measuring their performance as a whole, without regard to our ownership interest. Consequently, in addition to the discussion of the operations of the Consolidated Businesses, the operations of the Unconsolidated Joint Ventures are presented and discussed as a whole. All operating statistics provided exclude The Pier Shops at Caesars (The Pier Shops) and Regency Square. See “Results of Operations – Regency Square,” "Results of Operations - Subsequent Events" and "The Pier Shops and Regency Square Reconciliations of Net Operating Income to Net Loss” for background and information on operations of these centers.

Use of Non-GAAP Measures

We use Net Operating Income (NOI) as an alternative measure to evaluate the operating performance of centers, both on individual and stabilized portfolio bases. We define NOI as property-level operating revenues (includes rental income excluding straightline adjustments of minimum rent) less maintenance, taxes, utilities, promotion, ground rent (including straightline adjustments), and other property operating expenses. Since NOI excludes general and administrative expenses, pre-development charges, interest income and expense, depreciation and amortization, impairment charges, restructuring charges, acquisition costs, and gains from land and property dispositions, if any, it provides a performance measure that, when compared period over period, reflects the revenues and expenses most directly associated with owning and operating rental properties, as well as the impact on their operations from trends in tenant sales, occupancy and rental rates, and operating costs. We also use NOI excluding lease cancellation income as an alternative measure because this income may vary significantly from period to period, which can affect comparability and trend analysis. We generally provide separate projections for our expected lease cancellation income and NOI growth, excluding lease cancellation income.

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

We primarily use FFO in measuring performance and in formulating corporate goals and compensation. We may also present adjusted versions of NOI, Beneficial Interest in EBITDA, and FFO when used by management to evaluate our operating performance when certain significant items have impacted our results that affect comparability with prior or future periods due to the nature or amounts of these items. For the three and nine months ended September 30, 2011, FFO was adjusted for acquisition costs. There were no such items or adjustments in 2010.

Our presentations of NOI, Beneficial Interest in EBITDA, FFO, and also adjusted versions of these measures, if any, are not necessarily comparable to the similarly titled measures of other REITs due to the fact that not all REITs use the same definitions. These measures should not be considered alternatives to net income or as an indicator of our operating performance. Additionally, these measures do not represent cash flows from operating, investing or financing activities as defined by GAAP. Reconciliations of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations, Net Income to Beneficial Interest in EBITDA, and Net Income to Net Operating Income are presented following the Comparison of the Nine Months Ended September 30, 2011 to the Nine Months Ended September 30, 2010.

Current Operating Trends

Despite a fragile recovery of the economy and recent fluctuations in the capital markets, the retail environment has shown improvement and retailers are becoming more optimistic with their expansion plans and capital allocation decisions. Our tenant sales continue to be strong and the momentum which gained strength throughout 2010 has clearly continued into 2011.

Our mall tenants reported an 11.7% increase in sales per square foot in the third quarter of 2011 from the same period in 2010. This increase is on top of a 13.2% increase in the third quarter of 2010. For the twelve month period ended September 30, 2011, mall tenant sales were $615 per square foot, which is a significant milestone for our company. We have now had seven quarters of double digit mall tenant sales per square foot growth.

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

Tenant sales directly impact the amount of percentage rents certain tenants and anchors pay. The effects of increases or declines in tenant sales on our operations are moderated by the relatively minor share of total rents that percentage rents represent.

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

In the third quarter of 2011, ending occupancy was 88.5% compared to 88.6% in the third quarter of 2010. We continue to expect occupancy to end the year up about 0.5% over 2010. Temporary tenants, defined as those with lease terms less than or equal to a year, are not included in occupancy or leased space statistics. Temporary tenant leasing continues to be strong and as of September 30, 2011, approximately 4.6% of mall tenant space was occupied by temporary tenants, compared to 4.1% in the third quarter of 2010. See “Seasonality” for occupancy and leased space statistics.

Leased space was 91.4% at September 30, 2011, compared to 91.8% September 30, 2010. The difference between leased space and occupancy is that leased space includes spaces where leases have been signed but the tenants are not yet open. Neither statistic includes temporary tenants. We view occupancy as more relevant to operating results as it represents those spaces upon which we are currently collecting rent from permanent tenants. Finally, the spread between leased space and occupied space, at 2.9% this quarter, is consistent with our history of 2% to 3% in the third quarter.

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

Rent per square foot statistics are computed using contractual rentals per the tenant lease agreements, which reflect any lease modifications, including those for rental concessions. Rent per square foot information for our Consolidated Businesses and Unconsolidated Joint Ventures follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Average rent per square foot:
Consolidated Businesses	$45.72	$43.60	$45.48	$43.63
Unconsolidated Joint Ventures	44.36	43.68	44.91	43.71
Combined	45.28	43.64	45.29	43.65

	Trailing 12 Months Ended September 30
	2011 (1)	2010 (1)
Opening base rent per square foot:
Consolidated Businesses	$57.35	$50.00
Unconsolidated Joint Ventures	48.32	44.66
Combined	55.39	48.40
Square feet of GLA opened:
Consolidated Businesses	858,695	573,244
Unconsolidated Joint Ventures	237,760	244,899
Combined	1,096,455	818,143
Closing base rent per square foot:
Consolidated Businesses	$48.23	$47.51
Unconsolidated Joint Ventures	45.73	47.73
Combined	47.57	47.57
Square feet of GLA closed:
Consolidated Businesses	886,887	683,831
Unconsolidated Joint Ventures	315,362	238,553
Combined	1,202,249	922,384
Releasing spread per square foot:
Consolidated Businesses	$9.12	$2.49
Unconsolidated Joint Ventures	2.59	(3.07)
Combined	7.82	0.83

(1)	Opening and closing statistics exclude spaces greater than or equal to 10,000 square feet.

Average rent per square foot across our portfolio, including both consolidated and unconsolidated properties, was up 3.8% for both this quarter and for the nine month period. We expect the increase in total average rent per square foot for the year to be up about 3.5% for 2011. The spread between opening and closing rents may not be indicative of future periods, as this statistic is not computed on comparable tenant spaces, and can vary significantly from period to period depending on the total amount, location, and average size of tenant space opening and closing in the period. Opening rent per square foot for the trailing 12 months was up 14.4% as of September 30, 2011.

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

	3nd Quarter 2011	2nd Quarter 2011	1st Quarter 2011	Total 2010	4th Quarter 2010	3rd Quarter 2010	2nd Quarter 2010	1st Quarter 2010
	(in thousands, except occupancy and leased space data)
Mall tenant sales (1)	$1,197,351	$1,182,236	$1,114,951	$4,619,896	$1,487,634	$1,085,195	$1,052,274	$994,793
Revenues and gains on land sales and other nonoperating income:
Consolidated Businesses	164,322	156,046	155,647	657,360	195,036	155,454	155,232	151,638
Unconsolidated Joint Ventures	64,997	62,923	63,364	270,393	77,553	65,777	63,711	63,352
Occupancy and leased space:
Ending occupancy	88.5%	88.2%	87.9%	90.1%	90.1%	88.6%	88.0%	88.2%
Average occupancy	88.6	88.2	88.2	88.8	89.9	88.4	88.2	88.5
Leased space	91.4	90.9	90.5	92.0	92.0	91.8	90.9	91.3

(1)	Based on reports of sales furnished by mall tenants.

Because the seasonality of sales contrasts with the generally fixed nature of minimum rents and recoveries, mall tenant occupancy costs (the sum of minimum rents, percentage rents, and expense recoveries) as a percentage of sales are considerably higher in the first three quarters than they are in the fourth quarter.

	3nd Quarter 2011	2nd Quarter 2011	1st Quarter 2011	Total 2010	4th Quarter 2010	3rd Quarter 2010	2nd Quarter 2010	1st Quarter 2010
Consolidated Businesses:
Minimum rents	9.0%	9.0%	9.8%	9.1%	7.3%	9.6%	9.8%	10.6%
Percentage rents	0.4	0.2	0.4	0.4	0.6	0.3	0.1	0.3
Expense recoveries	4.7	4.6	4.6	5.0	5.2	4.7	5.1	5.0
Mall tenant occupancy costs	14.1%	13.8%	14.8%	14.5%	13.1%	14.6%	15.0%	15.9%
Unconsolidated Joint Ventures:
Minimum rents	8.4%	8.7%	8.8%	8.6%	6.8%	9.2%	9.5%	9.7%
Percentage rents	0.4	0.2	0.3	0.4	0.6	0.3	0.1	0.3
Expense recoveries	4.2	3.7	4.0	4.5	4.3	4.6	4.5	4.5
Mall tenant occupancy costs	13.0%	12.6%	13.1%	13.5%	11.7%	14.1%	14.1%	14.5%
Combined:
Minimum rents	8.8%	8.9%	9.4%	9.0%	7.2%	9.4%	9.7%	10.3%
Percentage rents	0.4	0.2	0.4	0.4	0.6	0.3	0.1	0.3
Expense recoveries	4.5	4.3	4.4	4.7	4.8	4.7	4.9	4.8
Mall tenant occupancy costs	13.7%	13.4%	14.2%	14.1%	12.6%	14.4%	14.7%	15.4%

Results of Operations

In addition to the trends in our operations disclosed in the preceding sections, the following sections discuss certain transactions that affected operations in the three and nine month periods ended September 30, 2011 and September 30, 2010, or are expected to impact operations in the future.

The Mall at Green Hills and The Gardens on El Paseo and El Paseo Village

In September 2011, we entered into an agreement to acquire The Mall at Green Hills in Nashville Tennessee and The Gardens on El Paseo and El Paseo Village in Palm Desert, California from affiliates of Davis Street Properties, LLC. The consideration for the properties is $560 million, excluding transaction costs. The consideration consists of the assumption of approximately $206 million of debt, up to $80 million of Operating Partnership units, and the balance of approximately $274 million in installment notes. The installment notes will bear interest at 3.125% and will be due in full approximately 60 days after closing if the closing date is in 2011. If the closing is in 2012, 80% of the notes balance will be due approximately 60 days after closing and the remaining balance will be due in February 2013. The assumed debt consists of three loans: an amortizing loan of approximately $108 million secured by The Mall at Green Hills at an interest rate of 6.89% maturing in December 2013, a non-amortizing loan of $81 million secured by The Gardens at El Paseo at an interest rate of 6.1% maturing in June 2016, and an amortizing loan of $17 million secured by El Paseo Village at an interest rate of 4.42% maturing in March 2016. The number of Operating Partnership units issued will be determined based on a value of $55 per unit. The transaction has been approved by our Board of Directors and is expected to close in the fourth quarter of 2011, subject to the completion of due diligence and obtaining approvals from the lenders of the assumed debt.

Based on consideration of $560 million and estimates of the properties’ combined NOI in 2012, the capitalization rate on the acquisition is about 4.5%. We believe there is an opportunity to substantially increase the NOI of the properties over time. The occupancy costs of these centers average below 10%, significantly less than the occupancy costs of our portfolio. Estimates of the properties’ NOI may change subject to completion of due diligence, allocation of the consideration and purchase accounting adjustments under general accepted accounting principles. In addition, actual NOI results may vary considerably from the original estimates. While it will be difficult to significantly impact NOI before 2013, today's low interest rate environment makes these acquisitions about neutral to FFO in 2012, excluding likely positive adjustments for purchase accounting. Until we have completed our due diligence and allocation of the purchase consideration, we are unable to estimate the impact of the acquisitions on earnings.

Taubman Asia

In September 2011, Taubman Asia agreed to partner with Shinsegae Group (Shinsegae), South Korea's largest retailer, to build a shopping mall (Hanam Project) in Hanam, Gyeonggi Province, South Korea. We have invested $20.9 million for an interest in the project. We have the option to put our interest in the project after the completion of due diligence. The potential return of the investment, including a 7% return on the investment, is secured by a letter of credit from Shinsegae.

In August 2011, Taubman Asia agreed to acquire a 90% controlling interest in TCBL Consulting Limited, a leading Beijing-based retail real estate consultancy. The new company will be named Taubman TCBL. Under the terms of the agreement, the total consideration for the transaction is $24 million, subject to final closing adjustments. Taubman Asia will pay approximately $12 million in cash for its controlling interest in Taubman TCBL and will credit the noncontrolling owners with approximately $12 million of capital in the newly formed company. The $12 million in cash includes approximately $10.2 million that was lent in August 2011 by Taubman Asia to TCBL, Inc., which is owned by principals of TCBL Consulting Limited. The note bears interest at 8%. Upon closing, the loan and all accrued interest will be forgiven and converted to capital and the remaining balance will be paid in cash. Taubman Asia will fund any additional capital required by the business and will receive a preferred return on all capital contributed. The ownership agreements provide for the distribution of preferred returns on capital as well as returns of all such capital prior to the sharing of profits on relative ownership interests. The transaction has been approved by the Board of Directors of each company and is expected to close in November 2011, subject to government approval and necessary registration. Given anticipated integration expenses and the short term nature of consulting contracts, it is difficult to project TCBL's results for 2012. However, our share of losses for 2012 is planned to be approximately $3 million to $5 million.

Regency Square

In June 2011, the $72.2 million non-recourse loan on Regency Square went into default due to insufficient cash flow to support the debt service on the loan. The lender has begun taking steps to acquire ownership of the center. Under the terms of the loan agreement, interest accrues at the original stated rate of 6.75% plus a 4% default rate. Although we are no longer funding any cash shortfalls, we continue to record the operations of the center and interest on the loan in our results until title to the center has been transferred. However, the process is not in our control and the timing of the transfer of ownership remains uncertain. We expect the non-cash impact of owning Regency Square to result in an earnings charge in 2011 of about $(6) million. The impact excluding depreciation and amortization is expected to be about $(3) million. In addition a significant non-cash accounting gain representing the difference between the book value of the debt, interest payable and other obligations extinguished over the net book value of the property and any other assets transferred, will be recognized when the loan obligation is extinguished upon transfer of title to Regency Square. The book value of the investment in Regency Square as of September 30, 2011 was approximately $28 million. For the period we continue to own this center, the book basis of the investment will continue to decrease due to the impact of continued depreciation and amortization, and the book basis of the interest payable will continue to increase as interest expense on the loan continues to accrue. As a result, we expect our estimate of the gain to increase until the actual transfer date of title to the center. Based on book values as of September 30, 2011, the Company expects the gain on Regency Square to be in excess of $45 million.

See "Results of Operations - Subsequent Event" for information on the status of The Pier Shops.

Center Operations

The NOI of our centers in the third quarter of 2011 was up 8.6% over the same period in 2010, excluding lease cancellation income, primarily due to increased rents and recoveries. For the nine months ended September 30, 2011, NOI excluding lease cancellation income was up 6.2% from the comparable period in 2010. The portion of this increase relating to recoveries was due primarily to a change in our methodology for allocating the revenue from our fixed CAM tenants over the year, as further described below. We expect that NOI of our centers, excluding lease cancellation income, will be up about 3% for the full year 2011. Given our NOI growth to date, we therefore are expecting the fourth quarter to be negative. We now estimate lease cancellation income to be about $3 million for 2011. See “General Background and Performance Measurement – Use of Non-GAAP Measures” for the definition and discussion of NOI and see “Reconciliation of Net Income to Net Operating Income.”

Prior to 2011, quarterly CAM recovery revenue was recognized based on an anticipated overall recovery rate, applied to recoverable CAM expenses incurred. Now with the increasing number of fixed CAM tenants, there is less relationship between such recoveries and expenses. Effective January 1, 2011, we are recognizing the fixed CAM revenue when billable under tenant leases, generally as fixed monthly amounts over the lease year, while continuing the overall recovery rate methodology for triple-net tenants. This caused a favorable impact during first, second and third quarters of 2011 and we expect an offsetting unfavorable impact expected in the fourth quarter. However, this change in interim revenue recognition only impacts seasonality and will not affect the annual recoveries ratio for the full year. We expect the recoveries ratio to be slightly down from 2010. CAM capital will be somewhat down for the year, most significantly in the fourth quarter which was unusually high in the fourth quarter of 2010. With the increased number of fixed CAM leases, we do expect increased volatility in our quarterly net recoveries revenue, as the income from fixed CAM tenants will be recognized evenly over the year, while expenses can vary significantly from quarter to quarter.

Equity and Debt Transactions

In July 2011, a $275 million non-recourse refinancing was completed on Fair Oaks, a 50% owned unconsolidated joint venture, which bears interest at one-month LIBOR plus 1.70% and matures in July 2018. The rate on the loan has been swapped to an all-in fixed rate of 4.27% through April 2018. The loan is interest only until August 2014, and then the loan payments are based on amortizing principal over 25 years. The existing $250 million floating rate loan was paid off and our $11.1 million beneficial share of excess proceeds was used to pay down our lines of credit. The rate on the loan had been fixed at 4.22% due to an interest rate swap that matured in April 2011. The loan then reverted to a floating rate at LIBOR plus 1.40%.

In June 2011, we sold 2,012,500 of our common shares. The proceeds were used to acquire an equal number of Operating Partnership units. The Operating Partnership paid all offering costs. The Operating Partnership used the net proceeds, after offering costs, of $112.0 million to reduce outstanding borrowings under our lines of credit.

In January 2011, the International Plaza loan was extended to a maturity of January 2012. The principal balance on the loan was required to be paid down by $52.6 million. We funded our $26.4 million beneficial share of the paydown with funds from our revolving lines of credit. The principal on the loan is now $272.4 million at 100%, and $136.5 million at our beneficial share. The rate on the loan had been fixed at 5.01% due to an interest rate swap that also matured in January 2011. The loan has now reverted to a floating rate at LIBOR plus 1.15%. We are working to refinance the International Plaza loan which is prepayable at any time and expect this refinancing to occur in the fourth quarter of 2011. We expect to receive proceeds of approximately $325 million, which is equal to the loan balance prior to the paydown in January 2011. At the current treasury rate, we would be able to refinance this property for 10 years at a rate under 5%.

In July 2011, we refinanced our primary line of credit (see "Liquidity and Capital Resources").

Subsequent Events

In October 2011, a foreclosure sale of The Pier Shops was held and the lender was the highest bidder. We are working with the lender on completing the transition of ownership and management of the property, which we anticipate will be completed in the fourth quarter. As of September 30, 2011, the book value of our investment in The Pier Shops was $37 million, while the loan obligation was $163 million, including accrued interest. We will continue to record the operations of the center and interest on the loan in our results until ownership to the center has been transfered. We will recognize a non-cash accounting gain on extinguishment of the debt obligation during the three months ended December 31, 2011, representing the difference between the book value of the debt, interest payable and other obligations extinguished over the net book value of the property and other assets transfered as of the transfer date. The gain recognized is expected to be in excess of $120 million. The non-cash impact of owning The Pier Shops resulted in an earnings charge of $20 million for the nine month period ended September 30, 2011. The impact excluding depreciation and amortization was $13 million. We will recognize The Pier Shops results through the actual transfer date which is estimated to result in a monthly earnings charge of approximately $2 million and $1.5 million excluding depreciation and amortization.

Also in October 2011, we redeemed the Operating Partnership's 8.2% Series F Preferred Equity for $27 million, which represents a $2.2 million discount from the book value. The $2.2 million excess of the book value over the redemption amount will be reflected as a reduction in earnings allocated to the noncontrolling interests in the fourth quarter of 2011.

Comparison of the Three Months Ended September 30, 2011 to the Three Months Ended September 30, 2010

The following table sets forth operating results for the three months ended September 30, 2011 and September 30, 2010, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010
	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)
	(in millions)
REVENUES:
Minimum rents	$88.0	$38.2	$84.5	$38.7
Percentage rents	4.8	1.8	3.4	1.4
Expense recoveries	59.7	23.4	56.7	24.5
Management, leasing, and development services	5.1		4.4
Other	6.7	1.5	6.3	1.2
Total revenues	$164.2	$64.9	$155.3	$65.8

EXPENSES:
Maintenance, taxes, utilities, and promotion (2)	$48.7	$16.4	$49.9	$18.8
Other operating (2)	19.1	3.7	14.1	3.2
Management, leasing, and development services	2.9		2.2
General and administrative	7.7		7.2
Interest expense	36.4	15.6	38.9	16.1
Depreciation and amortization (3)	38.4	9.3	44.5	9.8
Total expenses	$153.2	$45.0	$156.7	$47.9

Nonoperating income	0.1	0.1	0.2	—
Income before income tax expense and equity in income of Unconsolidated Joint Ventures	11.1	$20.0	(1.3)	$17.9
Income tax expense	(0.2)		(0.2)
Equity in income of Unconsolidated Joint Ventures (3)	11.0		10.0
Net income	$21.9		$8.5
Net income attributable to noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	(4.3)		(1.9)
TRG Series F preferred distributions	(0.6)		(0.6)
Noncontrolling share of income of TRG	(4.4)		(1.2)
Distributions to participating securities of TRG	(0.4)		(0.4)
Preferred stock dividends	(3.7)		(3.7)
Net income attributable to Taubman Centers, Inc. common shareowners	$8.5		$0.7

SUPPLEMENTAL INFORMATION (4):
EBITDA – 100%	$86.0	$44.9	$82.1	$43.8
EBITDA – outside partners' share	(9.5)	(20.3)	(9.8)	(19.8)
Beneficial interest in EBITDA	$76.5	$24.5	$72.4	$24.1
Beneficial interest expense	(33.7)	(8.1)	(33.6)	(8.4)
Beneficial income tax expense	(0.2)		(0.2)
Non-real estate depreciation	(0.6)		(0.8)
Preferred dividends and distributions	(4.3)		(4.3)
Funds from Operations contribution	$37.7	$16.4	$33.5	$15.7

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

(2)
Promotion expenses, which were previously classified in Other Operating expense, are now included in Maintenance, Taxes, Utilities, and Promotion expense. Amounts for 2010 have been reclassified to conform to the 2011 classification.

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

Consolidated Businesses

Total revenues for the quarter ended September 30, 2011 were $164.2 million, an $8.9 million or 5.7% increase from the comparable period in 2010. Minimum rents increased by $3.5 million primarily due to an increase in rent per square foot due to tenant rollovers. Percentage rents increased primarily due to higher tenant sales. Expense recoveries increased primarily due to increased CAM capital expenditures. This increase was also due to a change in our methodology for allocating revenue from our fixed CAM tenants over the year (see "Results of Operations - Center Operations").

Total expenses were $153.2 million, a $3.5 million or 2.2% decrease from the comparable period in 2010. Maintenance, taxes, utilities, and promotion expense decreased due to decreased property taxes at certain centers and reduced marketing and promotion expense, partially offset by higher maintenance costs. Other operating expense increased primarily due to increases in pre-development expense and $1.7 million in costs related to pending acquisitions. Interest expense decreased primarily due to the change in the interest rate on the International Plaza loan to a floating rate when it was extended, partially offset by increased default interest on The Pier Shops and Regency Square loans. Depreciation expense decreased primarily due to changes in depreciable lives of tenant allowances in connection with early terminations in 2010.

Unconsolidated Joint Ventures

Total revenues for the three months ended September 30, 2011 were $64.9 million, down $0.9 million over the comparable period in 2010. Expense recoveries decreased due to lower expenses partially offset by increased CAM capital expenditures.

Total expenses decreased by $2.9 million or 6.0%, to $45.0 million for the three months ended September 30, 2011. Maintenance, taxes, utilities and promotion expense decreased due to decreased property taxes and maintenance costs at certain centers.

As a result of the foregoing, income of the Unconsolidated Joint Ventures increased by $2.1 million or 11.7% to $20.0 million for the three months ended September 30, 2011. Our equity in income of the Unconsolidated Joint Ventures was $11.0 million, a $1.0 million or 10.0% increase from the comparable period in 2010.

Net Income

Our net income was $21.9 million for the three months ended September 30, 2011, compared to $8.5 million for the three months ended September 30, 2010. After allocation of income to noncontrolling, preferred, and participating interests, the net income attributable to Taubman Centers, Inc. common shareowners for the three months ended September 30, 2011 was $8.5 million compared to $0.7 million in the comparable period in 2010.

FFO and FFO per Share

Our FFO was $54.1 million for the three months ended September 30, 2011 compared to $49.2 million for the three months ended September 30, 2010. FFO per diluted share was $0.63 in 2011 compared to $0.59 in the comparable period in 2010. Adjusted FFO in 2011, which excludes acquisition costs, was $55.8 million, or $0.65 per diluted share. See “General Background and Performance Measurement – Use of Non-GAAP Measures” for the definition of FFO and “Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations.”

Comparison of the Nine Months Ended September 30, 2011 to the Nine Months Ended September 30, 2010

The following table sets forth operating results for the nine months ended September 30, 2011 and September 30, 2010, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)
	(in millions)
REVENUES:
Minimum rents	$260.8	$115.6	$252.0	$114.7
Percentage rents	9.7	4.1	6.6	2.9
Expense recoveries	170.8	67.6	165.9	70.3
Management, leasing, and development services	15.4		11.4
Other	18.3	3.9	25.0	4.9
Total revenues	$475.1	$191.2	$460.8	$192.8

EXPENSES:
Maintenance, taxes, utilities, and promotion (2)	$140.1	$48.9	$143.1	$53.5
Other operating (2)	54.9	11.1	44.8	10.9
Management, leasing, and development services	7.5		6.0
General and administrative	23.0		21.6
Interest expense	106.9	45.2	114.2	47.9
Depreciation and amortization (3)	108.5	27.9	117.5	28.4
Total expenses	$441.0	$133.0	$447.2	$140.7

Nonoperating income	0.9	0.1	1.5	—
Income before income tax expense and equity in income of Unconsolidated Joint Ventures	35.0	$58.2	15.1	$52.1
Income tax expense	(0.4)		(0.5)
Equity in income of Unconsolidated Joint Ventures (3)	32.0		29.2
Net income	$66.6		$43.8
Net income attributable to noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	(10.5)		(5.9)
TRG Series F preferred distributions	(1.8)		(1.8)
Noncontrolling share of income of TRG	(14.6)		(9.5)
Distributions to participating securities of TRG	(1.1)		(1.1)
Preferred stock dividends	(11.0)		(11.0)
Net income attributable to Taubman Centers, Inc. common shareowners	$27.5		$14.5

SUPPLEMENTAL INFORMATION (4):
EBITDA – 100%	$250.5	$131.3	$246.8	$128.5
EBITDA – outside partners' share	(27.0)	(59.5)	(29.3)	(57.9)
Beneficial interest in EBITDA	$223.4	$71.7	$217.5	$70.6
Beneficial interest expense	(98.5)	(23.4)	(98.4)	(24.8)
Beneficial income tax expense	(0.4)		(0.5)
Non-real estate depreciation	(2.0)		(2.5)
Preferred dividends and distributions	(12.8)		(12.8)
Funds from Operations contribution	$109.7	$48.3	$103.3	$45.7

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

(3)
Amortization of our additional basis in the Operating Partnership included in depreciation and amortization was $3.7 million in both 2011 and 2010. Also, amortization of our additional basis included in equity in income of Unconsolidated Joint Ventures was $1.5 million in both 2011 and 2010.

(4)	See “General Background and Performance Measurement – Use of Non-GAAP Measures” for the definition and discussion of EBITDA and FFO.

(5)	Amounts in this table may not add due to rounding.

Consolidated Businesses

Total revenues for the nine months ended September 30, 2011 were $475.1 million, a $14.3 million or 3.1% increase from the comparable period in 2010. Minimum rents increased by $8.8 million primarily due to an increase in rent per square foot due to tenant rollovers. Percentage rents increased primarily due to higher tenant sales. Expense recoveries increased primarily due to increased CAM capital expenditures, partially offset by lower expenses. The increase was also due to a change in our methodology for allocating revenue from our fixed CAM tenants over the year (see “Results of Operations – Center Operations”). Management, leasing, and development revenue increased primarily from a one-time collection of past due development fees for services provided in 2010 on the Riverstone project in Songdo International Business District, Incheon, South Korea. In addition revenue from our Salt Lake City project increased over the comparable period in 2010. We expect our margin on management, leasing, and development to be about $10 million to $11 million in 2011. Other income decreased primarily due to lower lease cancellation revenue.

Total expenses were $441.0 million, a $6.2 million or 1.4% decrease from the comparable period in 2010. Maintenance, taxes, utilities, and promotion expense decreased primarily due to reduced marketing and promotion expense and decreased property taxes at certain centers. Other operating expense increased primarily due to increases in pre-development costs including costs related to the outlet joint venture formed in 2010, increased bad debt expense, and increased property management costs. We expect pre-development expense to be about $20 million for 2011. The increase in other operating expense also resulted from costs in 2011 related to pending acquisitions. Management, leasing and development costs increased primarily due to increased costs from our Salt Lake City project. Interest expense decreased primarily due to the change in interest rate on the International Plaza loan to a floating rate when it was extended, and the refinancing of the MacArthur loan to a lower rate. These were partially offset by the refinancing of the Partridge Creek loan at a higher rate and higher default interest on The Pier Shops and Regency Square loans. Depreciation expense was higher in 2010 primarily due to changes in depreciable lives of tenant allowances in connection with early terminations. Depreciation expense was also impacted by shortened useful lives of certain assets at one center in 2010, as part of a construction project to build a new theater.

Unconsolidated Joint Ventures

Total revenues for the nine months ended September 30, 2011 were $191.2 million, down $1.6 million over the comparable period in 2010. Minimum rents increased due to increases in rent per square foot partially offset by a decrease in average occupancy. Percentage rents increased due to increased tenant sales. Expense recoveries decreased primarily due to lower expenses and adjustments in 2011 and 2010 from prior estimated recoveries at certain centers. Other income decreased primarily due to lower lease cancellation revenue.

Total expenses decreased by $7.7 million or 5.5%, to $133.0 million for the nine months ended September 30, 2011. Maintenance, taxes, utilities, and promotion expense decreased primarily due to reduced maintenance costs, marketing and promotion expense, and property taxes at certain centers. Interest expense decreased primarily due to the change in interest rate on the Fair Oaks loan to a floating rate when it was extended in April 2011.

As a result of the foregoing, income of the Unconsolidated Joint Ventures increased by $6.1 million to $58.2 million for the nine months ended September 30, 2011. Our equity in income of the Unconsolidated Joint Ventures was $32.0 million, a $2.8 million increase from the comparable period in 2010.

Net Income

Our net income was $66.6 million for the nine months ended September 30, 2011, compared to $43.8 million for the nine months ended September 30, 2010. After allocation of income to noncontrolling, preferred, and participating interests, the net income attributable to Taubman Centers, Inc. common shareowners for the nine months ended September 30, 2011 was $27.5 million compared to $14.5 million in the comparable period in 2010.

FFO and FFO per Share

Our FFO was $158.1 million for the nine months ended September 30, 2011 compared to $149.0 million for the nine months ended September 30, 2010. FFO per diluted share was $1.88 in 2011, compared to $1.80 in the comparable period in 2010. Adjusted FFO in 2011, which excludes acquisition costs, was $159.8 million, or $1.90 per diluted share. See “General Background and Performance Measurement – Use of Non-GAAP Measures” for the definition of FFO and “Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations.”

Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations

	Three Months Ended September 30
	2011			2010
	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit
Net income attributable to TCO common shareowners – basic	$8.5	57,890,006	$0.15	$0.7	54,679,877	$0.01
Add impact of share-based compensation	0.1	1,745,551		—	1,084,651
Net income attributable to TCO common shareowners – diluted	$8.6	59,635,557	$0.14	$0.7	55,764,528	$0.01
Add depreciation of TCO’s additional basis	1.7		0.03	1.7		0.03
Net income attributable to TCO common shareowners, excluding step-up depreciation	$10.3	59,635,557	$0.17	$2.5	55,764,528	$0.04
Add:
Noncontrolling share of income of TRG	4.4	25,158,885		1.2	26,304,596
Distributions to participating securities	0.4	871,262		0.4	871,262
Net income attributable to partnership unitholders and participating securities	$15.1	85,665,704	$0.18	$4.0	82,940,386	$0.05
Add (less) depreciation and amortization (1):
Consolidated businesses at 100%	38.4		0.45	44.5		0.54
Depreciation of TCO’s additional basis	(1.7)		(0.02)	(1.7)		(0.02)
Noncontrolling partners in consolidated joint ventures	(2.4)		(0.03)	(2.5)		(0.03)
Share of Unconsolidated Joint Ventures	5.5		0.06	5.7		0.07
Non-real estate depreciation	(0.6)		(0.01)	(0.8)		(0.01)
Less impact of share-based compensation	(0.1)		—	—		—
Funds from Operations	$54.1	85,665,704	$0.63	$49.2	82,940,386	$0.59
TCO's average ownership percentage of TRG	69.7%			67.6%
Funds from Operations attributable to TCO	$37.7		$0.63	$33.2		$0.59

Funds from Operations	$54.1	85,665,704	$0.63	$49.2	82,940,386	$0.59
Acquisition costs	1.7		0.02	—
Adjusted Funds from Operations	$55.8	85,665,704	$0.65	$49.2	82,940,386	$0.59
TCO's average ownership percentage of TRG	69.7%			67.6%
Adjusted Funds from Operations attributable to TCO	$38.9		$0.65	$33.2		$0.59

Adjusted Funds from Operations	$55.8	85,665,704	0.65	$49.2	82,940,386	0.59
The Pier Shops’ negative FFO	5.0		0.06	3.2		0.04
Regency Square’s negative FFO	1.3		0.02	0.4		—
Adjusted Funds from Operations, excluding The Pier Shops and Regency Square	$62.1	85,665,704	$0.73	$52.7	82,940,386	$0.64
TCO’s average ownership percentage of TRG	69.7%			67.6%
Adjusted Funds from Operations attributable to TCO, excluding The Pier Shops and Regency Square	$43.3		$0.73	$35.6		$0.64

(1)	Depreciation includes $4.5 million and $3.6 million of mall tenant allowance amortization for the three months ended September 30, 2011 and 2010, respectively.

(2)	Amounts in this table may not recalculate due to rounding.

Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations

	Nine Months Ended September 30
	2011			2010
	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit
Net income attributable to TCO common shareowners – basic	$27.5	56,554,268	$0.49	$14.5	54,530,503	$0.27
Add impact of share-based compensation	0.3	1,582,881		0.1	1,070,126
Net income attributable to TCO common shareowners – diluted	$27.8	58,137,149	$0.48	$14.6	55,600,629	$0.26
Add depreciation of TCO’s additional basis	5.2		0.09	5.2		0.09
Net income attributable to TCO common shareowners, excluding step-up depreciation	$33.0	58,137,149	$0.57	$19.7	55,600,629	$0.35
Add:
Noncontrolling share of income of TRG	14.6	25,243,652		9.5	26,318,126
Distributions to participating securities	1.1	871,262		1.1	871,262
Net income attributable to partnership unitholders and participating securities	$48.8	84,252,063	$0.58	$30.3	82,790,017	$0.37
Add (less) depreciation and amortization (1):
Consolidated businesses at 100%	108.5		1.29	117.5		1.42
Depreciation of TCO’s additional basis	(5.2)		(0.06)	(5.2)		(0.06)
Noncontrolling partners in consolidated joint ventures	(8.1)		(0.10)	(7.5)		(0.09)
Share of Unconsolidated Joint Ventures	16.4		0.19	16.5		0.20
Non-real estate depreciation	(2.0)		(0.02)	(2.5)		(0.03)
Less impact of share-based compensation	(0.3)		—	(0.1)		—
Funds from Operations	$158.1	84,252,063	$1.88	$149.0	82,790,017	$1.80
TCO's average ownership percentage of TRG	69.1%			67.4%
Funds from Operations attributable to TCO	$109.3		$1.88	$100.5		$1.80

Funds from Operations	$158.1	84,252,063	$1.88	$149.0	82,790,017	$1.80
Acquisition costs	1.7		$0.02
Adjusted Funds from Operations	$159.8	84,252,063	$1.90	$149.0	82,790,017	$1.80
TCO's average ownership percentage of TRG	69.1%			67.4%
Adjusted Funds from Operations attributable to TCO	$110.5		$1.90	$100.5		$1.80

Adjusted Funds from Operations	$159.8	84,252,063	1.90	$149.0	82,790,017	1.80
The Pier Shops’ negative FFO	13.1		0.16	8.1		0.10
Regency Square’s negative FFO	2.3		0.03	1.1		0.01
Adjusted Funds from Operations, excluding The Pier Shops and Regency Square	$175.1	84,252,063	$2.08	$158.2	82,790,017	$1.91
TCO’s average ownership percentage of TRG	69.1%			67.4%
Adjusted Funds from Operations attributable to TCO, excluding The Pier Shops and Regency Square	$121.1		$2.08	$106.7		$1.91

(1)	Depreciation includes $12.8 million and $10.3 million of mall tenant allowance amortization for the nine months ended September 30, 2011 and 2010, respectively.

(2)	Amounts in this table may not recalculate due to rounding.

The Pier Shops and Regency Square Reconciliations of Net Operating Income to Net Loss

	Three Months Ended September 30				Nine Months Ended September 30
	(in millions)				(in millions)
	2011	2010			2011	2010
		100%	TRG%	Outside Partner’s Share		100%	TRG%	Outside Partner’s Share
The Pier Shops (1), (2):
NOI	$(0.8)	$0.6	$(0.2)	$0.9	$(0.9)	$3.0	$0.5	$2.5
Interest expense	(4.2)	(3.8)	(3.0)	(0.9)	(12.2)	(11.1)	(8.6)	(2.5)
FFO	$(5.0)	$(3.2)	$(3.2)		$(13.1)	$(8.1)	$(8.1)
Depreciation and amortization	(4.6)	(2.4)	(2.4)		(7.2)	(5.4)	(5.4)
Net loss	$(9.6)	$(5.6)	$(5.6)		$(20.3)	$(13.5)	$(13.5)

Regency Square (2):
NOI	$0.8	$1.0			$2.9	$2.9
Interest expense	(2.1)	(1.4)			(5.1)	(4.0)
FFO	$(1.3)	$(0.4)			$(2.3)	$(1.1)
Depreciation and amortization	(0.8)	(0.5)			(1.8)	(1.4)
Net loss	$(2.1)	$(0.9)			$(4.1)	$(2.6)

(1)
We have a controlling, 77.5% ownership interest in The Pier Shops. However, we allocate 100% of the losses and negative FFO impact of The Pier Shops' operations to TRG's unitholders in order to maintain the equity balance of The Pier Shops' 22.5% outside partner at zero. Prior to 2011, our presentation of these results included an allocation of 22.5% of The Pier Shops' interest expense and an equal amount of NOI to the outside partner (effectively, a net zero allocation of the net loss and negative FFO impact). Beginning in 2011, the presentation was simplified to allocate all components of net loss to TRG's unitholders. See "Results of Operations - Subsequent Events."

(2)	Although we are no longer funding cash shortfalls of The Pier Shops or Regency Square, we will continue to record the operations of these centers until title for each has been transferred.

(3)	Amounts in this table may not add due to rounding.

Reconciliation of Net Income to Beneficial Interest in EBITDA

	Three Months Ended September 30		Nine Months Ended September 30
	(in millions)
	2011	2010	2011	2010
Net income	$21.9	$8.5	$66.6	$43.8

Add (less) depreciation and amortization:
Consolidated businesses at 100%	38.4	44.5	108.5	117.5
Noncontrolling partners in consolidated joint ventures	(2.4)	(2.5)	(8.1)	(7.5)
Share of Unconsolidated Joint Ventures	5.5	5.7	16.4	16.5

Add (less) interest expense and income tax expense:
Interest expense:
Consolidated businesses at 100%	36.4	38.9	106.9	114.2
Noncontrolling partners in consolidated joint ventures	(2.8)	(5.4)	(8.4)	(15.9)
Share of Unconsolidated Joint Ventures	8.1	8.4	23.4	24.8
Income tax expense	0.2	0.2	0.4	0.5

Less noncontrolling share of income of consolidated joint ventures	(4.3)	(1.9)	(10.5)	(5.9)

Beneficial interest in EBITDA	101.0	96.4	295.2	288.1

TCO's average ownership percentage of TRG	69.7%	67.6%	69.1%	67.4%

Beneficial interest in EBITDA attributable to TCO	$70.4	$65.1	$204.1	$194.3

(1)	Amounts in this table may not recalculate due to rounding.

Reconciliation of Net Income to Net Operating Income

	Three Months Ended September 30		Nine Months Ended September 30
	(in millions)
	2011	2010	2011	2010
Net income	$21.9	$8.5	$66.6	$43.8
Add (less) depreciation and amortization:
Consolidated businesses at 100%	38.4	44.5	108.5	117.5
Noncontrolling partners in consolidated joint ventures	(2.4)	(2.5)	(8.1)	(7.5)
Share of Unconsolidated Joint Ventures	5.5	5.7	16.4	16.5
Add (less) interest expense and income tax expense:
Interest expense:
Consolidated businesses at 100%	36.4	38.9	106.9	114.2
Noncontrolling partners in consolidated joint ventures	(2.8)	(5.4)	(8.4)	(15.9)
Share of Unconsolidated Joint Ventures	8.1	8.4	23.4	24.8
Income tax expense	0.2	0.2	0.4	0.5
Less noncontrolling share of income of consolidated joint ventures	(4.3)	(1.9)	(10.5)	(5.9)
Add EBITDA attributable to outside partners:
EBITDA attributable to noncontrolling partners in consolidated joint ventures	9.5	9.8	27.0	29.3
EBITDA attributable to outside partners in Unconsolidated Joint Ventures	20.3	19.8	59.5	57.9
EBITDA at 100%	$130.8	$126.0	$381.7	$375.3
Add (less) items excluded from shopping center Net Operating Income:
General and administrative expenses	7.7	7.2	23.0	21.6
Management, leasing, and development services, net	(2.2)	(2.2)	(7.9)	(5.4)
Gain on sale of peripheral land			(0.5)	(1.0)
Interest income	(0.2)	(0.2)	(0.5)	(0.5)
Straight-line rents	(0.8)	(1.0)	(1.4)	(1.6)
The Pier Shops’ net operating income	0.8	(0.6)	0.9	(2.9)
Regency Square’s net operating income	(0.8)	(0.9)	(2.8)	(2.8)
Acquisition costs	1.7		1.7
Non-center specific operating expenses and other	7.2	4.8	22.1	16.6
Net Operating Income at 100%	$144.1	$133.0	$416.2	$399.3
Lease cancellation income (1)	(0.8)	(0.9)	(3.0)	(10.1)
Net Operating Income at 100% excluding lease cancellation income	$143.4	$132.1	$413.2	$389.2

(1)	Excludes The Pier Shops and Regency Square.

(2)	Amounts in this table may not recalculate due to rounding.

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

We are financed with property-specific secured debt and we have two unencumbered center properties (Willow Bend and Stamford Town Center, a 50% owned Unconsolidated Joint Venture property). As of September 30, 2011, we had a consolidated cash balance of $21.6 million. We also have secured lines of credit of $650 million and $65 million, as of September 30, 2011. The availability under these facilities as of September 30, 2011, after considering current loan balances and outstanding letters of credit, was $641.8 million.

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

In July 2011, a 7-year, $275 million non-recourse refinancing was completed on Fair Oaks, a 50% owned unconsolidated joint venture. See “Results of Operations – Equity and Debt Transactions” for information on 2011 transactions.

Our $72.2 million non-recourse loan at Regency Square is currently in default and the lender has begun taking steps to acquire ownership of the center. We will continue to accrue the results of operations of the center until the title is transferred in satisfaction of the obligations under the debt agreement. However, there is no cash impact as we are not obligated to fund cash shortfalls of the center (see “Results of Operations – Regency Square”).

In October 2011, a foreclosure sale of The Pier Shops was held and the lender of the center's $135 million non-recourse loan was the highest bidder. We will continue to accrue the results of operations of the center until the title is transferred in satisfaction of the obligations under the debt agreement. However, there is no cash impact as we are not obligated to fund cash shortfalls of the center (see "Results of Operations - Subsequent Events").

Also see "Results of Operations - Subsequent Events" for information on the redemption of the Operating Partnership's Series F Preferred Equity.

Summaries of Capital Activities and Transactions for the Nine Months Ended September 30, 2011 and 2010

Operating Activities

Our net cash provided by operating activities was $195.6 million in 2011, compared to $178.1 million in 2010. See also “Results of Operations” for descriptions of 2011 and 2010 transactions affecting operating cash flow.

Investing Activities

Net cash used in investing activities was $60.4 million in 2011, compared to $19.9 million in 2010. Additions to properties in 2011 related primarily to the purchase of the space vacated by Saks Fifth Avenue at Cherry Creek Shopping Center, tenant improvements at existing centers, and other capital items. Additions to properties in 2010 related primarily to tenant improvements at existing centers and other capital items. A tabular presentation of 2011 capital spending is shown in “Capital Spending.” Net proceeds from sales of peripheral land were $3.7 million and $1.6 million in 2011 and 2010, respectively. During 2010, we issued $2.9 million in notes receivable and in 2011 and 2010 received $1.2 million and $1.1 million in repayments, respectively. Contributions to Unconsolidated Joint Ventures in 2010 included $3.6 million to fund our share of the litigation settlement at Westfarms. In 2011, Taubman Asia made a $10.2 million loan to TCBL, Inc. related to its acquisition. Also in 2011, Taubman Asia invested $20.9 million for an interest in the new Hanam project with Shinsegae. See "Results of Operations - Taubman Asia" for more details on the Hanam project and Taubman TCBL.

Sources of cash used in funding these investing activities other than cash flows from operating activities included distributions from Unconsolidated Joint Ventures. Distributions in excess of income from Unconsolidated Joint Ventures provided $20.5 million in 2011, compared to $35.2 million in 2010. The amounts in 2011 and 2010 included $11.1 million and $21 million of excess proceeds from the Fair Oaks and Arizona Mills refinancings, respectively.

Financing Activities

Net cash used in financing activities was $133.0 million in 2011 compared to $157.1 million in 2010. Payments of debt and issuance costs were $137.3 million in 2011. Payments of debt and issuance costs, net of proceeds from the issuance of debt, were $33.2 million in 2010. In 2011, $112.0 million was received from issuing new shares of common stock, net of offering costs. Also in 2011, $2.1 million was paid in connection with incentive plans, compared to $1.9 million of proceeds received in 2010. Contributions from noncontrolling interests were $31.9 million in 2011, which included contributions to fund the paydown of the International Plaza refinancing (see “Results of Operations – Equity and Debt Transactions” for more information) and the purchase of the space vacated by Saks Fifth Avenue at Cherry Creek. Total dividends and distributions paid were $137.4 million and $125.6 million in 2011 and 2010, respectively.

Beneficial Interest in Debt

At September 30, 2011, the Operating Partnership's debt and its beneficial interest in the debt of its Consolidated Businesses and Unconsolidated Joint Ventures totaled $2,774.5 million, with an average interest rate of 5.47% excluding amortization of debt issuance costs and interest rate hedging costs. These costs are reported as interest expense in the results of operations. Beneficial interest in debt includes debt used to fund development and expansion costs. Beneficial interest in construction work in progress totaled $59.9 million as of September 30, 2011, which includes $3.7 million of assets on which interest is being capitalized. The following table presents information about our beneficial interest in debt as of September 30, 2011:

	Amount		Interest Rate Including Spread
	(in millions)
Fixed rate debt, excluding The Pier Shops and Regency Square	$2,139.2		5.53%	(1)
Floating rate debt:
Swapped through October 2012	15.0		5.95%
Swapped through April 2018	137.5		4.10%
Swapped through August 2020	124.5		4.99%
	$277.0		4.60%	(1)

Floating month to month	181.5		1.42%	(1)
Total floating rate debt	$458.5		3.34%	(1)

Beneficial interest in debt excluding The Pier Shops and Regency Square	$2,597.7		5.14%	(1)

The Pier Shops	104.6	(2)	10.01%	(2)
Regency Square	72.2	(3)	10.75%	(3)
Total beneficial interest in debt	$2,774.5		5.47%	(5)

Amortization of financing costs (4)			0.26%
Average all-in rate			5.73%

(1)	Represents weighted average interest rate before amortization of financing costs.

(2)
As of 9/30/2011, The Pier Shops' loan was in default. Interest accrues at the default rate of 10.01% rather than the original stated rate of 6.01% and accumulates in interest payable. At 100%, accrued interest and late fees total $28.3 million as of September 30, 2011. Including the impact of compounding default interest and late fees, the effective rate on the loan was 12.25% and 11.94%, respectively, for the three and nine months ended September 30, 2011.

(3)
The Regency Square loan is in default. Interest is accruing at the default rate of 10.75% rather than the original stated rate of 6.75% and is accumulating in interest payable. Accrued interest and late fees total $3.2 million as of September 30, 2011. Including the impact of compounding default interest and late fees, the effective rate on the loan was 11.53% and 8.86%, respectively, for the three and nine months ended September 30, 2011.

(4)	Financing costs include debt issuance costs and costs related to interest rate agreements of certain fixed rate debt. Amortization of these costs excluding The Pier Shops and Regency Square is 0.24%.

(5)
The weighted rate is calculated using TRG’s 77.5% beneficial interest in The Pier Shops’ debt. See “Results of Operations - The Pier Shops and Regency Square Reconciliations of Net Operating Income to Net Loss” regarding a change in the presentation of beneficial interest in The Pier Shops' operations in 2011.

(6)	Amounts in table may not add due to rounding.

Sensitivity Analysis

We have exposure to interest rate risk on our debt obligations and interest rate instruments. We use derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. We routinely use cap, swap, and treasury lock agreements to meet these objectives. Based on the Operating Partnership's beneficial interest in floating rate debt in effect at September 30, 2011, a one percent increase or decrease in interest rates on this floating rate debt would decrease or increase cash flows and annual earnings by approximately $1.8 million, respectively. Based on our consolidated debt and interest rates in effect at September 30, 2011, a one percent increase in interest rates would decrease the fair value of debt by approximately $68.6 million, while a one percent decrease in interest rates would increase the fair value of debt by approximately $71.6 million.

Loan Commitments and Guarantees

Certain loan agreements contain various restrictive covenants, including a minimum net worth requirement, a maximum payout ratio on distributions, a minimum debt yield ratio, a maximum leverage ratio, minimum interest coverage ratios, and a minimum fixed charges coverage ratio, the latter being the most restrictive. This covenant requires that we maintain a minimum fixed charges coverage ratio of more than 1.5 over a trailing 12-month period. As of September 30, 2011, our trailing 12-month fixed charges coverage ratio was 2.2. Other than The Pier Shops’ and Regency Square loans, which are in default, we are in compliance with all of our covenants and loan obligations as of September 30, 2011. The default on these loans did not trigger any cross defaults on our other indebtedness. The maximum payout ratio on distributions covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain our tax status, pay preferred distributions, and for distributions related to the sale of certain assets. See “Note 5 – Beneficial Interest in Debt and Interest Expense – Debt Covenants and Guarantees” to our consolidated financial statements for more details on loan guarantees.

Cash Tender Agreement

A. Alfred Taubman has the annual right to tender units of partnership interest in the Operating Partnership and cause us to purchase the tendered interests at a purchase price based on a market valuation of TCO on the trading date immediately preceding the date of the tender. See “Note 9 – Commitments and Contingencies – Cash Tender” to our consolidated financial statements for more details.

Capital Spending

City Creek Center

City Creek Center, a mixed-use project in Salt Lake City, Utah, will include a 0.7 million square foot retail component anchored by Macy’s and Nordstrom. We are currently providing development and leasing services and will be the manager for the retail space, which we will own under a long-term participating lease. City Creek Reserve, Inc. (CCRI), an affiliate of the LDS Church, is the participating lessor and is providing all of the construction financing. We own 100% of the leasehold interest in the retail buildings and property. CCRI has an option to purchase our interest at fair value at various points in time over the term of the lease. We expect an approximately 11% to 12% return on our approximately $76 million investment, of which $75 million will be paid to CCRI upon opening of the retail center. As required, we have issued to CCRI a $25 million letter of credit, which will remain in place until the $75 million is paid. As of September 30, 2011, the capitalized cost of this project was approximately $0.3 million. Construction is progressing for a March 2012 opening. Leasing of retail tenant space is about 88% committed.

2011 Capital Spending

Capital spending for routine maintenance of the shopping centers is generally recovered from tenants. Capital spending through September 30, 2011, is summarized in the following table:

	2011 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
Existing centers:
Projects with incremental GLA or anchor replacement (2)	$25.1	$20.1
Projects with no incremental GLA and other	5.5	4.8	$2.6	$1.3
Mall tenant allowances (3)	18.3	16.9	7.1	4.0
Asset replacement costs recoverable by tenants	7.5	6.8	4.1	2.2
Corporate office improvements, technology, equipment, and other	0.6	0.6
Total	$56.9	$49.2	$13.7	$7.5

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

(2)	Includes the cost to acquire the building that was vacated by Saks Fifth Avenue at Cherry Creek in March 2011, costs of the expansion of Short Hills, and anchor replacement costs at Willow Bend.

(3)	Excludes initial lease-up costs.

(4)	Amounts in this table may not add due to rounding.

For the nine months ended September 30, 2011, in addition to the costs above, we incurred our $4.4 million share of Consolidated Businesses’ and $1.2 million share of Unconsolidated Joint Ventures’ capitalized leasing costs.

The following table presents a reconciliation of the Consolidated Businesses’ capital spending shown above (on an accrual basis) to additions to properties (on a cash basis) as presented in our Consolidated Statement of Cash Flows for the nine months ended September 30, 2011:

(in millions)
Consolidated Businesses’ capital spending	$56.9
Differences between cash and accrual basis	(2.9)
Additions to properties	$54.1

Planned 2011 Capital Spending

The following table summarizes planned capital spending for 2011, excluding acquisitions:

	2011 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
Existing centers:
Projects with incremental GLA or anchor replacement (2)	$39.4	$34.4	$0.3	$0.1
Projects with no incremental GLA and other	7.1	6.2	2.7	1.4
Mall tenant allowances (3)	24.2	22.8	10.0	5.2
Asset replacement costs recoverable by tenants	11.5	10.6	4.3	2.4
Corporate office improvements, technology, equipment, and other	2.0	2.0
Total	$84.2	$76.0	$17.2	$9.1

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

(2)	Includes the cost to acquire the building that was vacated by Saks Fifth Avenue at Cherry Creek in March 2011, costs of the expansion at Short Hills and anchor replacement costs at Willow Bend.

(3)	Excludes initial lease-up costs.

(4)	Amounts in this table may not add due to rounding.

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

On September 6, 2011, we declared a quarterly dividend of $0.4375 per common share, $0.50 per share on our 8% Series G Preferred Stock, and $0.4765625 on our 7.625% Series H Preferred Stock, all of which were paid on September 30, 2011 to shareowners of record on September 16, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in this report at Item 2 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sensitivity Analysis.”

Item 4.	Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to “Note 9 – Commitments and Contingencies” to our consolidated financial statements relating to The Pier Shops mortgage foreclosure, and the restaurant owners at The Pier Shops litigation. There were no material developments regarding these matters during the quarter ended September 30, 2011. However, see "Note 12 – Subsequent Events" to our consolidated financial statements for an update on The Pier Shops foreclosure.

Item 1 A.	Risk Factors

There were no material changes in our risk factors previously disclosed in Part I, Item 1A. of our Form 10-K for the year ended December 31, 2010.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Articles of Incorporation of Taubman Centers, Inc.					X
4.1
Third Amended and Restated Secured Revolving Credit Agreement, dated as of July 29, 2011, by and among Dolphin Mall Associates LLC, Fairlane Town Center LLC and Twelve Oaks Mall, LLC, as Borrowers, Eurohypo AG, New York Branch, as Administrative Agent and Lead Arranger, and the various lenders and agents on the signature pages thereto
X
4.2
Fourth Amended and Restated Mortgage, Assignment of Leases and Rents and Security Agreement, dated as of July 29, 2011, by and between Dolphin Mall Associates LLC and Eurohypo AG, New York Branch, as Administrative Agent
X
4.3	Third Amended and Restated Mortgage, dated as of July 29, 2011, by and between Fairlane Town Center LLC and Eurohypo AG, New York Branch, as Administrative Agent					X
4.4	Third Amended and Restated Mortgage, dated as of July 29, 2011, by and between Twelve Oaks Mall, LLC and Eurohypo AG, New York Branch, as Administrative Agent					X
4.5	Guaranty of Payment, dated as of July 29, 2011, by and among The Taubman Realty Group Limited Partnership, Dolphin Mall Associates LLC, Fairlane Town Center LLC and Twelve Oaks Mall, LLC					X
4.6
Acquisition Agreement between Davis Street Land Company of Tennessee, L.L.C., as Trustee of The Green Hills Mall Trust, Davis Street Land Company of Tennessee II, L.L.C., as Trustee of GH II Trust, Gardens SPE II, LLC, and El Paseo Land Company, L.L.C and The Taubman Realty Group Limited Partnership
X
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

TAUBMAN CENTERS, INC.
Date:	November 1, 2011	By: /s/ Lisa A. Payne
Lisa A. Payne
Vice Chairman, Chief Financial Officer, and Director (Principal Financial Officer)