Form 10-K
period 2011-12-31
TAUBMAN CENTERS INC
filed 2012-02-24
CIK 890319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________
Commission File No. 1-11530

TAUBMAN CENTERS, INC.
(Exact name of registrant as specified in its charter)

Michigan	38-2033632
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
200 East Long Lake Road, Suite 300, Bloomfield Hills, Michigan	48304-2324
(Address of principal executive offices)	(Zip code)
(Registrant's telephone number, including area code)	(248) 258-6800

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Common Stock,	New York Stock Exchange
$0.01 Par Value

8% Series G Cumulative	New York Stock Exchange
Redeemable Preferred Stock,
No Par Value

7.625% Series H Cumulative	New York Stock Exchange
Redeemable Preferred Stock,
No Par Value

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒  Yes    ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes   ☒   No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes    ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes     ☒   No

The aggregate market value of the 56,785,360 shares of Common Stock held by non-affiliates of the registrant as of June 30, 2011 was $3.4 billion, based upon the closing price $59.20 per share on the New York Stock Exchange composite tape on June 30, 2011. (For this computation, the registrant has excluded the market value of all shares of its Common Stock held by directors of the registrant and certain other shareholders; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.)  As of February 23, 2012, there were outstanding 58,058,113 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders meeting to be held in 2012 are incorporated by reference into Part III.

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

We own, lease, acquire, dispose of, develop, expand, and manage regional and super-regional shopping centers. Our portfolio as of December 31, 2011 consisted of 23 owned urban and suburban shopping centers in eleven states. The Consolidated Businesses consist of shopping centers and entities that are controlled by ownership or contractual agreements, The Taubman Company LLC (Manager), and Taubman Properties Asia LLC and its subsidiaries (Taubman Asia). Shopping centers owned through joint ventures that are not controlled by us but over which we have significant influence (Unconsolidated Joint Ventures) are accounted for under the equity method. See the table on pages 20 and 21 of this report for information regarding the centers.

Taubman Asia, which is the platform for our expansion into China and South Korea, is headquartered in Hong Kong.

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

Recent Developments

For a discussion of business developments that occurred in 2011, see "Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)." In December 2011, we acquired The Mall at Green Hills in Nashville, Tennessee, and The Gardens on El Paseo and El Paseo Village in Palm Desert, California from affiliates of Davis Street Properties, LLC. These properties have been excluded from all operating statistics during the year, other than operating statistics as of December 31, 2011. The consideration for the properties was $560 million, excluding transaction costs (see “MD&A – Results of Operations – Acquisitions”). In December 2011, Taubman Asia acquired a 90% controlling interest in a Beijing-based retail real estate consultancy. The new company is named Taubman TCBL. The total consideration for the transaction was $23.7 million (see “MD&A – Results of Operations – Taubman Asia”). In the fourth quarter of 2011, the titles to Regency Square and The Pier Shops at Caesars (The Pier Shops) properties were transferred to the mortgage lenders and the mortgage obligations were extinguished (see “MD&A – Results of Operations – Dispositions/Discontinued Operations”). The Pier Shops and Regency Square have been excluded from 2009 through 2011 operating statistics. Additionally, The Pier Shops was excluded from 2008 operating statistics.

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

Business of the Company

We are engaged in the ownership, leasing, acquisition, disposition, development, expansion, and management of regional shopping centers. We own interests in 23 centers as of December 31, 2011.

The centers:

•
are strategically located in major metropolitan areas, many in communities that are among the most affluent in the country, including Charlotte, Dallas, Denver, Detroit, Los Angeles, Miami, Nashville, New York City, Orlando, Phoenix, San Francisco, Tampa, and Washington, D.C.;

•
range in size between 238,000 and 1.6 million square feet of GLA and between 188,000 and 641,000 square feet of Mall GLA. The smallest center has approximately 60 stores, and the largest has over 200 stores. Of the 23 centers, 18 are super-regional shopping centers;

•	have approximately 2,900 stores operated by their mall tenants under approximately 800 trade names;

•	have 65 anchors, operating under 14 trade names;

•
lease over 95% of leased Mall GLA to national chains, including subsidiaries or divisions of Forever 21 (Forever 21, For Love 21, XXI Forever, and others), The Gap (Gap, Gap Kids, Baby Gap, Banana Republic, Old Navy, and others), and Limited Brands (Bath & Body Works/White Barn Candle, Pink, Victoria's Secret, and others); and

•
are among the most productive (measured by mall tenants' average sales per square foot) in the United States. In 2011, our mall tenants reported average sales per square foot of $641, which is a record for our Company.

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

Our portfolio is concentrated in highly productive super-regional shopping centers. Of our 23 owned centers, 21 had annual rent rolls at December 31, 2011 of over $10 million. We believe that this level of productivity is indicative of the centers' strong competitive positions and is, in significant part, attributable to our business strategy and philosophy. We believe that large shopping centers (including regional and especially super-regional shopping centers) are the least susceptible to direct competition because (among other reasons) anchors and large specialty retail stores do not find it economically attractive to open additional stores in the immediate vicinity of an existing location for fear of competing with themselves. In addition to the advantage of size, we believe that the centers' success can be attributed in part to their other physical characteristics, such as design, layout, and amenities.

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

•
seek to anticipate trends in the retailing industry and emphasize ongoing introductions of new retail concepts into our centers. Due in part to this strategy, a number of successful retail trade names have opened their first mall stores in the centers. In addition, we have brought to the centers "new to the market" retailers. We believe that the execution of this leasing strategy is an important element in building and maintaining customer loyalty and increasing mall productivity; and

•
provide innovative initiatives, including those that utilize technology and the Internet, to increase revenues, heighten the shopping experience, build customer loyalty, and increase tenant sales. Our Taubman center website program connects shoppers and retailers through an interactive content-driven website, which is available on desktop and mobile devices. We also offer our shoppers a robust email program, which allows them to receive, each week, information featuring what’s on sale and what’s new at the stores they select.

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

Since 2005, an increased number of our tenants are paying a fixed Common Area Maintenance (CAM) charge, with typically a fixed increase over the term of the lease, rather than the traditional net lease structure where a tenant pays their share of CAM. This allows the retailer greater predictability of their costs. While some pricing risk has shifted to the landlord, cost savings can have a positive impact on our profitability. Approximately 65% of our tenants in 2011 (including those with gross leases or paying a percentage of their sales) effectively pay a fixed charge for CAM. Over time there will be significantly less matching of CAM income with CAM expenditures, which can vary considerably from period to period.

Potential For Growth

Our principal objective is to enhance shareowner value. We seek to maximize the financial results of our core assets, while also pursuing a growth strategy that primarily has included an active new center development program. Our internally generated funds and distributions from operating centers and other investing activities, augmented by use of our existing lines of credit, provide resources to maintain our current operations and assets, and pay dividends. Generally, our need to access the capital markets is limited to refinancing debt obligations at maturity and funding major capital investments. Market conditions may limit our sources of funds for these financing activities. We have seen positive signs of stabilization in the economy; however, the capital sources continue to be more restrictive on loan requirements and have more conservative practices than they had before the recent financial market downturn.

Internal Growth

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

In 2011, a 25,000 square foot Crate & Barrel store opened on land vacated by Lord & Taylor at The Shops at Willow Bend (Willow Bend). Next door will be a new 12,000 square foot Restoration Hardware, which will open in 2012.

In 2010, we began construction at The Mall at Short Hills (Short Hills) to accommodate new stores, upgrade common areas and add tenant space. We built a new 40,000 square foot two-level XXI Forever, which utilizes about 33,000 square feet of existing basement level space. XXI Forever opened in the fourth quarter of 2011.

In 2010, the success of the existing value and outlet retailers and consumer demand for more fashion outlet options led to the renaming and rebranding of Great Lakes Crossing as an outlet shopping center (outlet). The center was renamed Great Lakes Crossing Outlets.  At 1.4 million square feet of GLA, the fully-enclosed Great Lakes Crossing Outlets is the largest outlet center in Michigan, including about 185 retail and dining options.

External Growth

We are focused on four areas of external growth: U.S. traditional center development, outlets, Asia, and acquisitions. With growth in population, we expect that there will be demand for new centers over the next 10 years. We continue to work on and evaluate various development possibilities for new centers both in the United States and Asia.

•	Development of New U.S. Traditional and Outlet Centers

City Creek Center, a mixed-use project in Salt Lake City, Utah will open in March 2012. The 0.7 million square foot retail component of the project will include Macy’s and Nordstrom as anchors. We are currently providing development and leasing services and we own the retail space subject to a participating lease. City Creek Reserve, Inc. (CCRI), an affiliate of the LDS Church, is the participating lessor and is providing all of the construction financing. See “MD&A – Liquidity and Capital Resources – Capital Spending” regarding additional information on City Creek Center.

We believe we are in the final predevelopment stages for a project in San Juan, Puerto Rico, near the San Juan Luis Munoz Marin International Airport. The retail component of the project will include Nordstrom and Saks Fifth Avenue as anchors. We anticipate the project will start construction in 2012.

We have completed the zoning requirements for a regional mall in Sarasota, Florida. We are close to finalizing our joint venture agreements with the landowner on this site and expect to begin construction in 2012.

In 2010, we formed a joint venture with a company headed by an executive with a proven track record of successful outlet development. We believe the outlet business is a natural extension of our capabilities and it will diversify our portfolio. In many cases the leasing executives and retailers are the same for both the outlet and traditional retail divisions and many of our tenants have encouraged us to enter this segment. We have completed the zoning for an outlet project in the St. Louis, Missouri area and we expect to begin construction in 2012.

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

In December 2011, Taubman Asia acquired a 90% controlling interest in TCBL, a Beijing-based retail real estate consultancy. The new company, Taubman TCBL, will serve as a platform through which Taubman's future investments in mainland China will be made, giving Taubman Asia a 90% ownership interest in these investments.

In October 2010 we appointed a new President of Taubman Asia.  He is responsible for Taubman’s operations and future expansion into the Asia-Pacific region, focusing on China and South Korea. Taubman Asia is engaged in projects that leverage our strong retail planning, design and operational capabilities.

In September 2010, we entered into agreements to provide development, leasing and management services for IFC Mall in Yeouido, Seoul, South Korea. Currently under construction, the approximately 400,000 square foot mall will feature over 80 retailers and is projected to open in the third quarter of 2012.

See "MD&A - Results of Operations - Taubman Asia" for further details and information on a potential project.

•	Strategic Acquisitions

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

In December 2011, we purchased The Mall at Green Hills in Nashville, Tennessee and The Gardens on El Paseo and El Paseo Village in Palm Desert, California from affiliates of Davis Street Properties, LLC. We believe these properties are high quality assets that make a great addition to our portfolio as a result of the tenants' high sales per square foot and low occupancy costs as a percentage of their sales. See "MD&A - Results of Operations - Acquisitions" for further details regarding the assets acquired.

Rental Rates

As leases have expired in the centers, we have generally been able to rent the available space, either to the existing tenant or a new tenant, at rental rates that are higher than those of the expired leases. Generally, center revenues have increased as older leases rolled over or were terminated early and replaced with new leases negotiated at current rental rates that were usually higher than the average rates for existing leases. Average rent per square foot statistics reflect the contractual rental terms of the lease currently in effect and include the impact of rental concessions. In periods of increasing sales, such as we are experiencing now, rents on new leases will generally tend to rise. In periods of slower growth or declining sales, rents on new leases will grow more slowly or will decline for the opposite reason, as tenants' expectations of future growth become less optimistic.

The following table contains certain information regarding average mall tenant minimum rent per square foot of our Consolidated Businesses and Unconsolidated Joint Ventures at the comparable centers (centers that had been owned and open for the current and preceding year):

	2011	2010	2009	2008	2007
Average rent per square foot:
Consolidated Businesses	$45.53	$43.63	$43.69	$43.95	$43.39
Unconsolidated Joint Ventures	44.58	43.73	44.49	44.61	41.89
Combined	45.22	43.66	43.95	44.15	42.90

See “MD&A – Rental Rates and Occupancy” for information regarding opening and closing rents per square foot for our centers.

Lease Expirations

The following table shows scheduled lease expirations for mall tenants based on information available as of December 31, 2011 for the next ten years for all owned centers in operation at that date:

	Tenants 10,000 square feet or less (1)				Total (1)(2)
Lease Expiration Year	Number of Leases Expiring	Leased Area in Square Footage	Annualized Base Rent Under Expiring Leases Per Square Foot (3)	Percent of Total Leased Square Footage Represented by Expiring Leases	Number of Leases Expiring	Leased Area in Square Footage	Annualized Base Rent Under Expiring Leases Per Square Foot (3)	Percent of Total Leased Square Footage Represented by Expiring Leases
2012 (4)	257	700,863	$42.48	9.3%	268	880,478	$40.70	7.6%
2013	395	967,140	43.55	12.8%	411	1,392,659	35.26	12.0%
2014	314	718,154	48.91	9.5%	325	1,055,791	39.11	9.1%
2015	330	887,718	43.19	11.8%	343	1,205,211	37.49	10.4%
2016	316	815,061	49.18	10.8%	329	1,172,037	38.73	10.1%
2017	293	809,737	53.65	10.7%	309	1,325,119	38.76	11.4%
2018	186	609,850	53.82	8.1%	204	1,001,850	42.34	8.6%
2019	169	521,219	53.53	6.9%	178	711,247	45.77	6.1%
2020	143	434,257	62.18	5.8%	155	707,866	48.46	6.1%
2021	218	641,102	65.00	8.5%	239	1,090,763	49.59	9.4%

(1)	Includes all centers in Taubman owned portfolio, including The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village. Excludes rents from temporary in-line tenants.

(2)
In addition to tenants with spaces 10,000 square feet or less, includes tenants with spaces over 10,000 square feet and value and outlet center anchors.  Excludes rents from regional mall anchors and temporary in-line tenants.

(3)	Weighted average of the annualized contractual rent per square foot as of the end of the reporting period.

(4)	Excludes leases that expire in 2012 for which renewal leases or leases with replacement tenants have been executed as of December 31, 2011.

We believe that the information in the table is not necessarily indicative of what will occur in the future because of several factors, but principally because of early lease terminations at the centers. For example, the average remaining term of the leases that were terminated during the period 2006 to 2011 was approximately one year. The average term of leases signed was approximately eight years during 2011 and approximately seven years during 2010.

In addition, mall tenants at the centers may seek the protection of the bankruptcy laws, which could result in the termination of such tenants' leases and thus cause a reduction in cash flow. In 2011, tenants representing 1.5% of leases filed for bankruptcy during the year compared to 0.7% in 2010. This statistic has ranged from 0.4% to 4.5% of leases per year since we went public in 1992. Since 1991, the annual provision for losses on accounts receivable has been less than 2% of annual revenues and was only 0.3% in 2011.

Occupancy

Occupancy statistics include value and outlet center anchors. Comparable center statistics for 2011 exclude The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village.

	2011	2010	2009	2008	2007
All Centers:
Ending occupancy	90.7%	90.1%	89.8%	90.5%	91.2%
Average occupancy	88.8	88.8	89.4	90.5	90.0
Leased space	92.4	92.0	91.6	92.0	93.8

Comparable Centers:
Ending occupancy	90.6%	90.1%	89.8%	90.5%	91.2%
Leased space	92.3	92.0	91.6	92.0	93.8

Major Tenants

No single retail company represents 10% or more of our Mall GLA or revenues. The combined operations of Forever 21 accounted for under 5% of Mall GLA as of December 31, 2011 and less than 4% of 2011 minimum rent. No other single retail company accounted for more than 4% of Mall GLA as of December 31, 2011 or 3% of 2011 minimum rent.

The following table shows the ten mall tenants who occupy the most Mall GLA at our centers and their square footage as of December 31, 2011:

Tenant	# of Stores (1)	Square Footage (1)	% of Mall GLA (1)
Forever 21 (Forever 21, For Love 21, XXI Forever, and others)	22	507,881	4.6%
The Gap (Gap, Gap Kids, Baby Gap, Banana Republic, Old Navy, and others)	45	417,091	3.8
Limited Brands (Bath & Body Works/White Barn Candle, Pink, Victoria's Secret, and others)	47	294,446	2.7
Abercrombie & Fitch (Abercrombie & Fitch, Hollister, and others)	35	254,297	2.3
H&M	13	235,452	2.1
Williams-Sonoma (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, and others)	27	207,193	1.9
Ann Taylor (Ann Taylor, Ann Taylor Loft, and others)	31	176,095	1.6
Foot Locker (Foot Locker, Lady Foot Locker, Champs Sports, Foot Action USA, and others)	39	167,904	1.5
Express (Express, Express Men)	19	166,855	1.5
Urban Outfitters (Urban Outfitters, Anthropologie, Free People, and others)	18	147,729	1.3

(1)	Includes all centers in Taubman owned portfolio, including The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village.

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

Financial Information about Geographic Areas

We have not had material revenues attributable to foreign countries in the last three years. We also do not have material long-lived assets located in foreign countries.

Personnel

We have engaged the Manager to provide real estate management, acquisition, development, leasing, and administrative services required by us and our properties in the United States. Taubman Asia Management Limited (TAM) and Taubman TCBL provide similar services for third parties in China and South Korea as well as Taubman Asia.

As of December 31, 2011, the Manager, TAM, and Taubman TCBL had 821 full-time employees, including 232 in Asia. The following table provides a breakdown of employees by operational areas as of December 31, 2011:

Total Number of Employees
Center Operations	259
Property Management	166
Financial Services	86
Leasing and Tenant Coordination	122
Research, Planning and Development	91
Other	97
Total	821

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

Such factors include:

•
changes in the global, national, regional, and/or local economic and geopolitical climates.  The recent global economic and financial market downturn caused, among other things, a significant tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer and business spending, and lower consumer confidence and net worth. While the  economic environment and credit availability have improved since the recent recession, high unemployment continues and economic conditions and prospects for the near term remain uncertain and potentially volatile, which may adversely impact the anchors, tenants and prospective customers of our shopping centers;

•
changes in mall tenant sales performance of our centers, which over the long term are the single most important determinant of revenues of the shopping centers because mall tenants provide approximately 90% of these revenues and because mall tenant sales determine the amount of rent, percentage rent, and recoverable expenses that mall tenants can afford to pay;

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

These factors may ultimately impact the valuation of certain long-lived or intangible assets that are subject to impairment testing, potentially resulting in impairment charges, which may be material to our financial condition or results of operations. See “MD&A – Results of Operations – Application of Critical Accounting Policies: Valuation of Shopping Centers" for additional information regarding impairment testing.

In addition, the value and performance of our shopping centers may be adversely affected by certain other factors discussed below including the state of the capital markets, unscheduled closings or bankruptcies of our tenants, competition, uninsured losses, and environmental liabilities.

Capital markets have experienced and may continue to experience a period of disruption and instability, which caused and may continue to have a negative impact on the availability and cost of capital.

The recent general disruption in the U.S. capital markets impacted the broader worldwide financial and credit markets and reduced the availability of capital for the market as a whole. Although the capital markets have improved, the European sovereign debt crisis and downgrade of the U.S. debt in 2011 have contributed to volatility in the capital markets. The capital markets continue to be more conservative in investment decisions and practices than they were before the recent financial market downturn. Consequently, there are now fewer lenders originating real estate loans over $200 million. In addition, regulations put in place in response to the disruption to the markets may further restrict the availability and/or increase the cost of capital. Our ability to access the capital markets may be restricted at a time when we would like, or need, to access those markets. This could have an impact on our flexibility to react to changing economic and business conditions. A lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition, results of operations and our ability to obtain and manage our liquidity. In addition, the cost of debt financing and the proceeds may be materially adversely impacted by such market conditions.

Credit market developments may reduce availability under our credit agreements.

Further disruption in the credit markets, similar to what we experienced recently, could create risk that lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments, including but not limited to extending credit up to the maximum permitted by a credit facility and/or honoring loan commitments. Thirteen banks participate in our $650 million secured line of credit and the failure of one bank to fund a draw on our line does not negate the obligation of the other banks to fund their pro-rata shares. Three out of the thirteen banks are European banks, representing less than 30% of the facility. However, if one or more of our lenders fail to honor their legal commitments under our credit facilities, it could be difficult to replace such lenders and/or our credit facilities on similar terms. Although we believe that our operating cash flow, access to capital markets, two unencumbered center properties and existing credit facilities give us the ability to satisfy our liquidity needs, the failure of one or more of the lenders under our credit facilities may impact our ability to finance our operating or investing activities.

We are obligated to comply with financial and other covenants that could affect our operating activities.

Certain loan agreements contain various restrictive covenants, including a minimum net worth requirement, a maximum payout ratio on distributions, a minimum debt yield ratio, a minimum fixed charges coverage ratio, minimum interest coverage ratios, and a maximum leverage ratio, the latter being the most restrictive. These covenants may restrict our ability to pursue certain business initiatives or certain transactions that might otherwise be advantageous. In addition, failure to meet certain of these financial covenants could cause an event of default under and/or accelerate some or all of such indebtedness which could have a material effect on us.

Our hedging interest rate protection arrangements may not effectively limit our interest rate risk exposure.

We manage our exposure to interest rate risk through a combination of interest rate protection agreements to effectively fix or cap a portion of our variable rate debt. Our use of interest rate hedging arrangements to manage risk associated with interest rate volatility may expose us to additional risks, including that a counterparty to a hedging arrangement may fail to honor its obligations. Developing an effective interest rate risk strategy is complex and no strategy can completely insulate us from risks associated with interest rate fluctuations. There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations or financial condition. We might be subject to additional costs, such as transaction fees or breakage costs, if we terminate these arrangements.

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

We compete with other major real estate investors with significant capital for attractive investment opportunities. These competitors include other REITs, investment banking firms and private and institutional investors. This competition may impair our ability to make suitable property acquisitions on favorable terms in the future.

The bankruptcy, early termination, or closing of our tenants and anchors could adversely affect us.

We could be adversely affected by the bankruptcy, early termination, or closing of tenants and anchors. The bankruptcy of a mall tenant could result in the termination of its lease, which would lower the amount of cash generated by that mall. In addition, if a department store operating as an anchor at one of our shopping centers were to go into bankruptcy and cease operating, we may experience difficulty and delay in replacing the anchor. In addition, the anchor’s closing may lead to reduced customer traffic and lower mall tenant sales. As a result, we may also experience difficulty or delay in leasing spaces in areas adjacent to the vacant anchor space. The early termination or closing of mall tenants or anchors for reasons other than bankruptcy could have a similar impact on the operations of our centers, although in the case of early terminations we may benefit in the short-term from lease cancellation income. (See “MD&A – Rental Rates and Occupancy”).

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

•
we may not be able to obtain the necessary zoning, governmental approvals, or anchor or tenant commitments for a project, or we may determine that the expected return on a project is not sufficient; if we abandon our development activities with respect to a particular project, we may incur a loss on our investment;

•	construction and other project costs may exceed our original estimates because of increases in material and labor costs, delays and costs to obtain anchor and tenant commitments;

•	we may not be able to obtain financing or to refinance construction loans, which are generally recourse to TRG;

•
occupancy rates and rents, as well as occupancy costs and expenses, at a completed project or an acquired property may not meet our projections, and the costs of development activities that we explore but ultimately abandon will, to some extent, diminish the overall return on our completed development projects; and

•	we may have difficulty in integrating acquired operations, including restructuring and realigning activities, personnel, and technologies.

In addition, adverse impacts of the global economic and market downturn may reduce viable development and acquisition opportunities that meet our unlevered return requirements.

Our business activities and pursuit of new opportunities in Asia may pose risks.

We have offices in Hong Kong, Seoul, and Beijing and other cities in China and we are pursuing and evaluating management, leasing and development service and investment opportunities in various South Korea and China markets. In 2011, Taubman Asia acquired a 90% controlling interest in a Beijing-based retail real estate consultancy company. The new company, Taubman TCBL, provides retail-focused real estate consulting services to property developers, retailers and institutional investors in planning, research, leasing, marketing, operations and asset management in China. In addition, we are currently providing development and leasing services for a retail project in Seoul which is under construction.  These activities are subject to risks that may reduce our financial return. In addition to the general risks related to development and acquisition activities described in the preceding section, our international activities are subject to unique risks, including:

•	adverse effects of changes in exchange rates for foreign currencies;

•	changes in and/or difficulties in operating in foreign political environments;

•
difficulties of complying with a wide variety of foreign laws including laws affecting funding, corporate governance, property ownership restrictions, development activities, operations, anti-corruption, taxes, and litigation;

•	changes in and/or difficulties in complying with applicable laws and regulations in the United States that affect foreign operations, including the Foreign Corrupt Practices Act;

•	difficulties in managing international operations, including difficulties that arise from ambiguities in contracts written in foreign languages and difficulties that arise in enforcing such contracts;

•	differing lending practices;

•	differing employment and labor issues;

•	obstacles to the repatriation of earnings and cash; and

•	differences in cultures including adapting practices and strategies that have been successful in the U.S. regional mall business to retail needs and expectations in new markets.

As a result of the acquisition and creation of Taubman TCBL, substantially all of the purchase price was allocated to goodwill in applying purchase price accounting. Applicable accounting principles require that goodwill be tested annually for impairment or earlier upon the occurrence of certain events or substantive changes in circumstances. If relevant qualitative factors indicate that goodwill may be impaired and we find that the carrying value of goodwill exceeds estimated fair value, we will reduce the carrying value of the goodwill asset to the estimated fair value, and we will recognize impairment with respect to such goodwill.

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

Although Mr. A. Alfred Taubman beneficially owns 27% of our stock that is entitled to vote on shareowner matters (Voting Stock), most of his Voting Stock consists of Series B Preferred Stock. The Series B Preferred Stock is convertible into shares of common stock at a ratio of 14,000 shares of Series B Preferred Stock to one share of common stock, and therefore one share of Series B Preferred Stock has a value of 1/14,000ths of the value of one share of common stock. Accordingly, Mr. A. Alfred Taubman’s significant ownership of Voting Stock does not violate the ownership limitations set forth in our charter.

Members of the Taubman family have the power to vote a significant number of the shares of our capital stock entitled to vote.

Based on information contained in filings made with the SEC, as of December 31, 2011, A. Alfred Taubman and the members of his family have the power to vote approximately 30% of the outstanding shares of our common stock and our Series B preferred stock, considered together as a single class, and approximately 91% of our outstanding Series B preferred stock. Our shares of common stock and our Series B preferred stock vote together as a single class on all matters generally submitted to a vote of our shareowners, and the holders of the Series B preferred stock have certain rights to nominate up to four individuals for election to our board of directors and other class voting rights. Mr. Taubman’s son, Robert S. Taubman, serves as our Chairman of the Board, President and Chief Executive Officer. Mr. Taubman’s son, William S. Taubman, serves as our Chief Operating Officer and one of our directors. These individuals occupy the same positions with the Manager. As a result, Mr. A. Alfred Taubman and the members of his family may exercise significant influence with respect to the election of our board of directors, the outcome of any corporate transaction or other matter submitted to our shareowners for approval, including any merger, consolidation or sale of all or substantially all of our assets. In addition, because our articles of incorporation impose a limitation on the ownership of our outstanding capital stock by any person and such ownership limitation may not be changed without the affirmative vote of holders owning not less than two-thirds of the outstanding shares of capital stock entitled to vote on such matter, Mr. A. Alfred Taubman and the members of his family, as a practical matter, have the power to prevent a change in control of our company.

Our shareholders will experience dilution as a result of equity offerings and they may experience further dilution if we issue additional common stock.

We issued common equity, both common shares and TRG partnership units, that had a dilutive effect on our earnings per diluted share and funds from operations per diluted share for the year ended December 31, 2011. Additionally, we are not restricted from issuing additional shares of our common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. Any additional future issuances of common stock will reduce the percentage of our common stock owned by investors who do not participate in future issuances. In most circumstances, shareholders will not be entitled to vote on whether or not we issue additional common stock. In addition, depending on the terms and pricing of an additional offering of our common stock and the value of our properties, our shareholders may experience dilution in both the book value and fair value of their shares. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market after this offering or the perception that such sales could occur, and this could materially and adversely affect our ability to raise capital through future offerings of equity or equity-related securities.

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

Our governing documents do not limit us from incurring additional indebtedness and other liabilities; however, certain loan covenants include certain restrictions regarding future indebtedness. As of December 31, 2011, we had approximately $3.1 billion of consolidated indebtedness outstanding, and our beneficial interest in both our consolidated debt and the debt of our unconsolidated joint ventures was $3.4 billion. We may incur additional indebtedness and become more highly leveraged, which could harm our financial position and potentially limit our cash available to pay dividends.

We may change the distribution policy for our common stock in the future.

The decision to declare and pay dividends on our common stock in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our board of directors and will depend on our earnings, funds from operations, liquidity, financial condition, capital requirements, contractual prohibitions or other limitations under our indebtedness and preferred shares, the annual dividend requirements under the REIT provisions of the Internal Revenue Code, state law and such other factors as our board of directors deems relevant. Our actual dividend payable will be determined by our board of directors based upon the circumstances at the time of declaration. Any change in our dividend policy could have a material adverse effect on the market price of our common stock.

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2. PROPERTIES.

Ownership

The following table sets forth certain information about each of the centers. The table includes only centers in operation at December 31, 2011. Centers are owned in fee other than Beverly Center (Beverly), Cherry Creek Shopping Center (Cherry Creek), International Plaza, MacArthur Center, and certain outparcel land at The Mall at Green Hills, which are held under ground leases expiring between 2049 and 2104.

Certain of the centers are partially owned through joint ventures. Generally, our joint venture partners have ongoing rights with regard to the disposition of our interest in the joint ventures, as well as the approval of certain major matters.

Center	Anchors	Sq. Ft of GLA/ Mall GLA as of 12/31/11		Year Opened/ Expanded	Year Acquired	Ownership % as of 12/31/11
Consolidated Businesses:
Beverly Center	Bloomingdale’s, Macy’s	867,000		1982		100%
Los Angeles, CA		559,000

Cherry Creek Shopping Center	Macy’s, Neiman Marcus, Nordstrom	1,036,000	(1)	1990/1998		50%
Denver, CO		545,000

Dolphin Mall	Bass Pro Shops Outdoor World, Bloomingdale's Outlet,	1,406,000		2001/2007		100%
Miami, FL	Burlington Coat Factory, Cobb Theatres, Dave & Buster's,	641,000
	Lord & Taylor Outlet, Marshalls, Neiman Marcus-Last Call
	Off 5th Saks, The Sports Authority

Fairlane Town Center	JCPenney, Macy’s, Sears	1,386,000	(2)	1976/1978/		100%
Dearborn, MI		589,000		1980/2000
(Detroit Metropolitan Area)

The Gardens on El Paseo/ El Paseo Village	Saks Fifth Avenue	238,000		1998/2010	2011	100%
Palm Desert, CA		188,000

Great Lakes Crossing Outlets	AMC Theatres, Bass Pro Shops Outdoor World,	1,353,000		1998		100%
Auburn Hills, MI	Lord & Taylor Outlet, Neiman Marcus-Last Call	534,000
(Detroit Metropolitan Area)	Off 5th Saks

The Mall at Green Hills	Dillard's, Macy's, Nordstrom	868,000		1955/2011	2011	100%
Nashville, TN		356,000

International Plaza	Dillard’s, Neiman Marcus, Nordstrom,	1,202,000	(3)	2001		50%
Tampa, FL		581,000

MacArthur Center	Dillard’s, Nordstrom	936,000		1999		95%
Norfolk, VA		522,000

Northlake Mall	Belk, Dick’s Sporting Goods,	1,070,000		2005		100%
Charlotte, NC	Dillard’s, Macy’s	464,000

The Mall at Partridge Creek	Nordstrom, Parisian	609,000		2007/2008		100%
Clinton Township, MI		375,000
(Detroit Metropolitan Area)

The Mall at Short Hills	Bloomingdale’s, Macy’s, Neiman Marcus,	1,373,000		1980/1994/		100%
Short Hills, NJ	Nordstrom, Saks Fifth Avenue	551,000		1995

Stony Point Fashion Park	Dillard’s, Dick’s Sporting Goods,	667,000		2003		100%
Richmond, VA	Saks Fifth Avenue	301,000

Twelve Oaks Mall	JCPenney, Lord & Taylor, Macy's,	1,513,000		1977/1978/		100%
Novi, MI	Nordstrom, Sears	548,000		2007/2008
(Detroit Metropolitan Area)

The Mall at Wellington Green	City Furniture & Ashley Furniture Home Store,	1,272,000		2001/2003		90%
Wellington, FL	Dillard’s, JCPenney, Macy’s, Nordstrom	459,000
(Palm Beach County)

The Shops at Willow Bend	Dillard’s, Macy’s, Neiman Marcus	1,256,000	(4)	2001/2004		100%
Plano, TX		517,000
(Dallas Metropolitan Area)

	Total GLA	17,052,000
	Total Mall GLA	7,730,000
	TRG% of Total GLA	15,759,000
	TRG% of Total Mall GLA	7,095,000

Center	Anchors	Sq. Ft of GLA/Mall GLA as of 12/31/11	Year Opened/ Expanded	Year Acquired	Ownership % as of 12/31/11
Unconsolidated Joint Ventures:
Arizona Mills	GameWorks, Harkins Cinemas,	1,221,000	1997		50%
Tempe, AZ	JCPenney Outlet, Neiman Marcus-Last Call,	552,000
(Phoenix Metropolitan Area)	Off 5th Saks

Fair Oaks	JCPenney, Lord & Taylor,	1,569,000	1980/1987/		50%
Fairfax, VA	Macy’s (two locations), Sears	565,000	1988/2000
(Washington, DC Metropolitan Area)

The Mall at Millenia	Bloomingdale’s, Macy’s, Neiman Marcus	1,117,000	2002		50%
Orlando, FL		517,000

Stamford Town Center	Macy’s, Saks Fifth Avenue	769,000	1982/2007		50%
Stamford, CT		446,000

Sunvalley	JCPenney, Macy’s (two locations), Sears	1,333,000	1967/1981	2002	50%
Concord, CA		493,000
(San Francisco Metropolitan Area)

Waterside Shops	Nordstrom, Saks Fifth Avenue	336,000	1992/2006/	2003	25%
Naples, FL		196,000	2008

Westfarms	JCPenney, Lord & Taylor, Macy’s,	1,280,000	1974/1983/		79%
West Hartford, CT	Macy’s Men’s Store/Furniture Gallery, Nordstrom	510,000	1997

	Total GLA	7,625,000
	Total Mall GLA	3,279,000
	TRG% of Total GLA	4,100,000
	TRG% of Total Mall GLA	1,738,000

	Grand Total GLA	24,677,000
	Grand Total Mall GLA	11,009,000
	TRG% of Total GLA	19,859,000
	TRG% of Total Mall GLA	8,833,000

(1)	GLA includes the former Saks Fifth Avenue store, which closed in March 2011.

(2)	GLA includes the former Lord & Taylor store, which closed in June 2006.

(3)	GLA includes the former Robb & Stucky store, which closed in May 2011.

(4)	GLA includes Crate & Barrel which opened in March 2011 and Restoration Hardware which is expected to open in April 2012 as part of the redevelopment of the former Lord & Taylor space.

Anchors

The following table summarizes certain information regarding the anchors at the operating centers (excluding the value and outlet centers) as of December 31, 2011:

Name	Number of Anchor Stores	12/31/11 GLA (in thousands of square feet)	% of GLA
Belk	1	180	0.9%

City Furniture and Ashley Furniture Home Store	1	140	0.7%

Dick’s Sporting Goods	2	159	0.8%

Dillard’s	7	1,522	7.4%

JCPenney (1)	6	1,096	5.3%

Lord & Taylor (2)	3	397	1.9%

Macy’s
Bloomingdale’s	3	614
Macy’s	16	3,410
Macy’s Men’s Store/Furniture Gallery	1	80
Total	20	4,104	19.8%

Neiman Marcus (3)	5	556	2.7%

Nordstrom	10	1,439	7.0%

Parisian	1	116	0.6%

Saks (4)	5	373	1.8%

Sears	4	911	4.4%

Total	65	10,993	53.1%	(5)

(1)	Excludes one JCPenney Outlet store at a value center.

(2)	Excludes two Lord & Taylor Outlet stores at value and outlet centers.

(3)	Excludes three Neiman Marcus-Last Call stores at value and outlet centers.

(4)	Excludes three Off 5th Saks stores at value and outlet centers.

(5)	Percentages in table may not add due to rounding.

Mortgage Debt & Installment Notes

The following table sets forth certain information regarding the mortgages encumbering the centers and the installment notes collateralized by restricted cash as of December 31, 2011. All mortgage debt in the table below is nonrecourse to the Operating Partnership except for debt encumbering Dolphin Mall (Dolphin), Fairlane Town Center (Fairlane), and Twelve Oaks. The Operating Partnership has guaranteed the payment of all or a portion of the principal and interest on the mortgage debt of these centers, all of which are wholly owned. See "MD&A – Liquidity and Capital Resources – Loan Commitments and Guarantees" for more information on guarantees and covenants.

Centers Consolidated in TCO’s Financial Statements	Stated Interest Rate		Principal Balance as of 12/31/11 (thousands)		Annual Debt Service (thousands)		Maturity Date		Balance Due on Maturity (thousands)	Earliest Prepayment Date
Beverly Center	5.28%		$316,724		$23,101	(1)	2/11/2014		$303,277	30 Days Notice	(2)
Cherry Creek Shopping Center (50%)	5.24%		280,000		Interest Only		6/8/2016		280,000	30 Days Notice	(2)
Dolphin Mall	LIBOR+1.75%		290,000	(3)	Interest Only		1/29/2015	(3)	290,000	2 Days Notice	(4)
El Paseo Village	4.42%	(5)	17,059	(5)	1,024	(1)	12/6/2015		15,565	12/29/2012	(6)
Fairlane Town Center	LIBOR+1.75%		30,000	(3)	Interest Only		1/29/2015	(3)	30,000	2 Days Notice	(4)
The Gardens on El Paseo	6.10%	(7)	86,475	(7)	Interest Only		6/11/2016		81,480	30 Days Notice	(2)
Great Lakes Crossing Outlets	5.25%		129,222		10,006	(1)	3/11/2013		125,507	30 Days Notice	(2)
The Mall at Green Hills	6.89%	(8)	111,801	(8)	8,685		12/1/2013		105,045	30 Days Notice	(9)
International Plaza (50.1%)	4.85%		325,000		Interest Only	(10)	12/1/2021		285,503	4/1/2015	(9)
MacArthur Center (95%)	LIBOR+2.35%	(11)	131,000		Interest Only	(11)	9/1/2020		117,234	9/1/2015	(12)
Northlake Mall	5.41%		215,500		Interest Only		2/6/2016		215,500	30 Days Notice	(13)
The Mall at Partridge Creek	6.15%		81,203		6,031	(1)	7/6/2020		70,433	8/13/2012	(2)
The Mall at Short Hills	5.47%		540,000		Interest Only		12/14/2015		540,000	30 Days Notice	(9)
Stony Point Fashion Park	6.24%		103,615		8,488	(1)	6/1/2014		98,585	30 Days Notice	(13)
Twelve Oaks Mall	LIBOR+1.75%			(3)	Interest Only		1/29/2015	(3)		2 Days Notice	(4)
The Mall at Wellington Green (90%)	5.44%		200,000		Interest Only		5/6/2015		200,000	30 Days Notice	(13)

Other Consolidated Secured Debt
TRG Credit Facility	LIBOR+1.00%	(14)	6,535		Interest Only		4/30/2012		6,535	At Any Time	(4)
TRG Installment Notes	3.13%		281,468	(15)	Interest Only		2/21/2012		281,468	Not Prepayable

Centers Owned by Unconsolidated Joint Ventures/TRG’s % Ownership
Arizona Mills (50%)	5.76%		172,010		12,268	(1)	7/1/2020		147,702	10/25/2012	(2)
Fair Oaks (50%)	LIBOR+1.70%	(16)	275,000		Interest Only	(16)	7/13/2018		275,000	3 Days Notice	(17)
The Mall at Millenia (50%)	5.46%		199,397		14,245	(1)	4/9/2013		195,255	30 Days Notice	(2)
Sunvalley (50%)	5.67%		116,326		9,372	(1)	11/1/2012		114,056	30 Days Notice	(2)
Taubman Land Associates (50%)	LIBOR+0.90%	(18)	30,000		Interest Only		11/1/2012		30,000	At Any Time	(4)
Waterside Shops (25%)	5.54%		165,000		Interest Only		10/7/2016		165,000	30 Days Notice	(19)
Westfarms (79%)	6.10%		181,075		15,272	(1)	7/11/2012		179,028	30 Days Notice	(2)

(1)	Amortizing principal based on 30 years.

(2)	No defeasance deposit required if paid within three months of maturity date.

(3)	Sub facility in $650 million secured revolving line of credit. The facility has a one-year extension option.

(4)	Prepayment can be made without penalty.

(5)	Debt includes $0.3 million of purchase accounting premium from acquisition, which reduces the stated rate on the debt of 4.42% to an effective rate of 3.85%.

(6)	No defeasance deposit required if paid within two months of maturity date.

(7)	Debt includes $5.0 million of purchase accounting premium from acquisition which reduces the stated rate on the debt of 6.10% to an effective rate of 4.43%.

(8)	Debt includes $4.2 million of purchase accounting premium from acquisition which reduces the stated rate on the debt of 6.89% to an effective rate of 4.66%.

(9)
Debt may be prepaid with a prepayment penalty equal to greater of yield maintenance or 1% of principal prepaid. No prepayment penalty is due if prepaid within three months of maturity date. 30 days notice required.

(10)	The loan is interest only until January 2015 at which time monthly principal payments are due based on a 30 year amortization.

(11)
The debt is swapped to an effective rate of 4.99% to the maturity date.  The loan is interest only until September 2012 at which time monthly principal payments are due based on a 7% interest rate and 30 year amortization.

(12)
From September 2015 through August 2017 debt may be prepaid with a prepayment penalty of 2% on principal prepaid. From September 2017 through August 2019 the prepayment penalty drops to 1% of principal prepaid, and on September 2019 it changes to 0.5% of principal prepaid until March 2020 when it can be prepaid without penalty.

(13)	No defeasance deposit required if paid within four months of maturity date.

(14)	The facility is a $65 million line of credit and is secured by an indirect interest in 40% of Short Hills.

(15)	The installment notes were paid on February 21, 2012 with cash drawn on the line of credit as of December 31, 2011.

(16)
The debt is swapped to an effective rate of 4.10% thru April 2018.  The loan is interest only until August 2014 at which time monthly principal payments are due based on a 7.5% interest rate and 25 year amortization.

(17)
If loan is prepaid before mid-July 2012 the prepayment fee is 0.5% of prepaid amount. If the loan is prepaid between mid-July 2012 and mid-July 2013 the fee is 0.25%. There is no prepayment thereafter.

(18)	Debt is swapped to an effective rate of 5.95% to the maturity date.

(19)	No defeasance deposit required if paid within six months of maturity date.

For additional information regarding the centers and their operations, see the responses to Item 1 of this report.

Item 3. LEGAL PROCEEDINGS.

See “Note 15 – Commitments and Contingencies – Litigation” to our consolidated financial statements for information regarding outstanding litigation. While management does not believe that an adverse outcome in the lawsuits or litigation described would have a material adverse effect on our financial condition, there can be no assurance that adverse outcomes would not have material effects on our results of operations for any particular period.

In November 2011, the holder of the mortgage loan on The Pier Shops completed the foreclosure sale and court approval process, and acquired title to the property. Refer to “MD&A – Results of Operations – Dispositions/Discontinued Operations” for further details related to the disposition.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

The common stock of Taubman Centers, Inc. is listed and traded on the New York Stock Exchange (Symbol: TCO). As of February 23, 2012, the 58,058,113 outstanding shares of Common Stock were held by 500 holders of record. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers, and other financial institutions. The closing price per share of the Common Stock on the New York Stock Exchange on February 23, 2012 was $69.02.

The following table presents the dividends declared on our Common Stock and the range of closing share prices of our Common Stock for each quarter of 2011 and 2010:

	Market Quotations
2011 Quarter Ended	High	Low	Dividends
March 31	$55.48	$49.96	$0.438

June 30	60.57	53.02	0.438

September 30	62.53	48.71	0.438

December 31	62.71	48.27	0.450

	Market Quotations
2010 Quarter Ended	High	Low	Dividends
March 31	$41.93	$31.66	$0.415

June 30	44.94	37.63	0.415

September 30	46.27	35.98	0.415

December 31	50.76	44.41	0.438	(1)

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

Shareowner Return Performance Graph

The following line graph sets forth the cumulative total returns on a $100 investment in each of our Common Stock, the MSCI US REIT Index, the FTSE NAREIT Equity Retail Index, the S&P 500, and the S&P 400 MidCap Index for the period December 31, 2006 through December 31, 2011 (assuming in all cases, the reinvestment of dividends):

   COMPARISON OF CUMULATIVE TOTAL RETURN

Taubman Centers Inc.
MSCI US REIT Index
FTSE NAREIT Equity Retail Index
S&P 500
S&P 400 MidCap Index
160
150
140
130
120
110
100
90
80
70
60
50
40
12/31/06
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11

	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Taubman Centers Inc.	$100.00	$99.63	$53.75	$80.73	$118.48	$150.36
MSCI US REIT Index	100.00	83.18	51.60	66.36	85.26	92.67
FTSE NAREIT Equity Retail Index	100.00	84.23	43.50	55.31	73.79	82.80
S&P 500	100.00	105.49	66.46	84.05	96.71	98.76
S&P 400 MidCap Index	100.00	107.98	68.86	94.59	119.79	117.71

Note: The stock performance shown on the graph above is not necessarily indicative of future price performance.

Item 6. SELECTED FINANCIAL DATA.

The following table sets forth selected financial data and should be read in conjunction with the financial statements and notes thereto and MD&A included in this report.

	Year Ended December 31
	2011	2010	2009	2008	2007
	(in thousands)
STATEMENT OF OPERATIONS DATA:
Rents, recoveries, and other shopping center revenues	$644,918	$626,427	$637,458	$639,058	$596,768
Income from continuing operations	141,399	122,606	104,463	7,274	127,229
Discontinued operations (1)	145,999	(20,279)	(183,624)	(15,326)	(10,993)
Net income (loss) (2)	287,398	102,327	(79,161)	(8,052)	116,236
Net (income) loss attributable to noncontrolling interests (3)	(94,527)	(38,459)	25,649	(62,527)	(51,782)
Distributions to participating securities of TRG	(1,536)	(1,635)	(1,560)	(1,446)	(1,330)
Preferred dividends	(14,634)	(14,634)	(14,634)	(14,634)	(14,634)
Net income (loss) attributable to Taubman Centers, Inc. common shareowners	176,701	47,599	(69,706)	(86,659)	48,490
Net income (loss) per common share – diluted	3.03	0.86	(1.30)	(1.64)	0.90
Dividends declared per common share (4)	1.76	1.68	1.66	1.66	1.54
Weighted average number of common shares outstanding –basic	56,899,966	54,569,618	53,239,279	52,866,050	52,969,067
Weighted average number of common shares outstanding – diluted	58,529,089	55,702,813	53,986,656	52,866,050	53,622,017
Number of common shares outstanding at end of period	58,022,475	54,696,054	54,321,586	53,018,987	52,624,013
Ownership percentage of TRG at end of period	69%	68%	67%	67%	66%

BALANCE SHEET DATA:
Real estate before accumulated depreciation	4,020,954	3,528,297	3,496,853	3,699,480	3,781,136
Total assets	3,336,792	2,546,873	2,606,853	2,974,982	3,105,975
Total debt	3,145,602	2,656,560	2,691,019	2,796,821	2,700,980

SUPPLEMENTAL INFORMATION (5):
Funds from Operations attributable to TCO (2)(6)	285,400	160,138	144,220	81,274	155,376
Mall tenant sales (7)(8)	5,164,916	4,619,896	4,185,996	4,536,500	4,734,940
Sales per square foot (7)(8)(9)	641	564	502	533	555
Number of shopping centers at end of period	23	23	23	23	23
Ending Mall GLA in thousands of square feet	11,009	10,942	10,946	10,937	10,879
Leased space (8)(10)	92.4%	92.0%	91.6%	92.0%	93.8%
Ending occupancy (8)	90.7%	90.1%	89.8%	90.5%	91.2%
Average occupancy (8)	88.8%	88.8%	89.4%	90.5%	90.0%
Average base rent per square foot (8)(9):
Consolidated businesses (8)(11)	$45.53	$43.63	$43.69	$43.95	$43.39
Unconsolidated Joint Ventures (11)	44.58	43.73	44.49	44.61	41.89
Combined (8)(11)	45.22	43.66	43.95	44.15	42.90

(1)
Discontinued operations includes the operations of Regency Square and The Pier Shops. See “MD&A – Results of Operations –Dispositions/Discontinued Operations" for further information. In 2011, discontinued operations includes the gains on extinguishment of debt of $174.2 million related to the dispositions of The Pier Shops and Regency Square. In 2009, discontinued operations includes the $166.7 million (or $160.8 million at our share) impairment charges related to the write down of The Pier Shops and Regency Square to their fair values.

(2)
Funds from Operations (FFO) is defined and discussed in “Results of Operations – Use of Non-GAAP Measures.” In 2011, net income and FFO include the gains on extinguishment of debt of $174.2 million related to the dispositions of The Pier Shops and Regency Square and $5.3 million of acquisition costs related to the acquisitions of The Mall at Green Hills, The Gardens on El Paseo, El Paseo Village, and TCBL. See “MD&A – Results of Operations –Dispositions/Discontinued Operations" and “MD&A – Results of Operations –Acquisitions" for further information. In 2009, net loss includes and FFO excludes the $166.7 million (or $160.8 million at our share) impairment charges related to the write down of The Pier Shops and Regency Square to their fair values. In 2009, net loss and FFO also include $30.4 million in charges related to the litigation settlements at Westfarms and a $2.5 million restructuring charge which primarily represented the cost of terminations of personnel. In 2008, net loss and FFO include the impairment charges of $126.3 million related to investments in our Oyster Bay and Sarasota projects.

(3)
In 2009, we adopted the requirements of ASC Topic 810 as it relates to noncontrolling interests (formerly SFAS 160). Effective at that time it was no longer required that income be allocated to these interests, at a minimum, equal to their share of distributions.

(4)
Amount excludes a special dividend of $0.1834 per share, which was declared as a result of the taxation of capital gain incurred from a restructuring of the Company’s ownership in International Plaza, including liquidation of the Operating Partnership’s private REIT.

(5)	All statistics exclude The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village, except for those reported as of December 31, 2011.

(6)
Reconciliations of net income (loss) attributable to TCO common shareowners to FFO for 2011, 2010, and 2009 are provided in “MD&A – Reconciliation of Net Income (Loss) Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations.” For 2008, net loss attributable to TCO common shareowners of $86.7 million, adding back depreciation and amortization of $154.8 million, noncontrolling interests of $52.7 million, and distributions to participating securities of $1.4 million arrives at TRG’s FFO of $122.2 million, of which TCO’s share was $81.3 million. For 2007, net income attributable to TCO common shareowners of $48.5 million, adding back depreciation and amortization of $141 million, noncontrolling interests of $44.3 million, and distributions to participating securities of $1.3 million arrives at TRG’s FFO of $235.1 million, of which TCO’s share was $155.4 million.

(7)	Based on reports of sales furnished by mall tenants.

(8)
Amounts in 2011, 2010, 2009, and 2008 exclude The Pier Shops and amounts in 2011, 2010, and 2009 exclude Regency Square. See “MD&A – Results of Operations –Dispositions/Discontinued Operations" for further information.

(9)	See “MD&A – Rental Rates and Occupancy” for information regarding this statistic.

(10)	Leased space comprises both occupied space and space that is leased but not yet occupied.

(11)	Amounts in 2011, 2010, 2009, and 2008 exclude spaces greater than 10,000 square feet.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs concerning future events, including the following: statements regarding future developments and joint ventures, rents, returns, and earnings; statements regarding the continuation of trends; and any statements regarding the sufficiency of our cash balances and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs. We caution that although forward-looking statements reflect our good faith beliefs and reasonable judgment based upon current information, these statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, because of risks, uncertainties, and factors including, but not limited to, the global credit environment and the continuing impacts of the recent U.S. recession, other changes in general economic and real estate conditions, changes in the interest rate environment and the availability of financing, adverse changes in the retail industry and integration and other acquisition risks. The forward-looking statements included in this report are made as of the date hereof. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future. Other risks and uncertainties are detailed from time to time in reports filed with the SEC, and in particular those set forth under “Risk Factors” of this Annual Report on Form 10-K. The following discussion should be read in conjunction with the accompanying consolidated financial statements of Taubman Centers, Inc. and the notes thereto.

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

References in this discussion to “beneficial interest” refer to our ownership or pro-rata share of the item being discussed. Also, the operations of the shopping centers are often best understood by measuring their performance as a whole, without regard to our ownership interest. Consequently, in addition to the discussion of the operations of the Consolidated Businesses, the operations of the Unconsolidated Joint Ventures are presented and discussed as a whole. The comparability of information used in measuring performance is affected by the dispositions of The Pier Shops at Caesars (The Pier Shops) and Regency Square and the acquisitions of The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village in 2011. All statistics exclude The Pier Shops and Regency Square. The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village are excluded from 2011 statistics except for ending occupancy and leased space. Comparable center amounts are provided for statistics presented as of December 31, 2011. Comparable centers are generally defined as centers that were owned and open for two years. See “Results of Operations – Dispositions/Discontinued Operations,” "Results of Operations - Acquisitions" and "Discontinued Operations of The Pier Shops and Regency Square: Reconciliations of Net Operating Income to Net Loss” for background and information on operations of these centers.

Overall Summary of Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our primary source of revenue is from the leasing of space in our shopping centers. Generally these leases are long term, with our average lease term of new leases at approximately eight years during 2011 and approximately seven years during 2010, excluding temporary leases. Therefore general economic trends most directly impact our tenants’ sales and consequently their ability to perform under their existing lease agreements and expand into new locations as well as our ability to find new tenants for our shopping centers.

Our tenant sales continue to be strong and the momentum that gained strength throughout 2010 clearly continued throughout 2011. Tenant sales per square foot were $641 in 2011, a 13.7% increase from 2010, and the highest we have ever reported. We are estimating tenant sales per square foot to be up 4% to 6% in 2012. See "Mall Tenant Sales and Center Revenues."

Ending occupancy was 90.6% for comparable centers at December 31, 2011, up 0.5% from 2010. We anticipate occupancy will be up on average about 1% throughout 2012. Rent per square foot increased 3.6% in 2011. We expect that average rents per square foot in 2012 will be up in comparison to 2011 by approximately 3%. The rents we are able to achieve are affected by economic trends and tenants’ expectations thereof, as described under “Rental Rates and Occupancy.” The spread between rents on openings and closings may not be indicative of future periods, as this statistic is not computed on comparable tenant spaces, and can vary significantly from period to period depending on the total amount, location, and average size of tenant space opening and closing in the period. Mall tenant sales, occupancy levels, and our resulting revenues are seasonal in nature (see “Seasonality").

Our analysis of our financial results begins under “Results of Operations” and we provide information about transactions that affected the periods presented or will affect operations in the future.

We made substantial progress on our external growth initiatives and completed the purchases of The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village and Taubman TCBL in China in 2011 (see "Results of Operations - Acquisitions").

Dispositions of The Pier Shops and Regency Square were completed in November and December of 2011, respectively.  Titles to the properties were transferred to the mortgage lenders.  As a result, we have been relieved of our $207.2 million of debt obligations plus accrued interest associated with the properties. See “Results of Operations – Dispositions/Discontinued Operations” for further discussion.

We also describe the current status of our efforts to broaden our growth in Asia in 2011 (see “Results of Operations – Taubman Asia”).

We continue to see signs of an economic recovery and have seen improvement in our center operations in 2011. See “Results of Operations – Center Operations."

We have certain additional sources of income beyond our rental revenues, recoveries from tenants, and revenue from management, leasing, and development services. We disclose our share of these sources of income under “Results of Operations – Other Income.”

We have been very active in managing our balance sheet, completing refinancings of International Plaza, Fair Oaks and our revolving credit facility in 2011 as outlined under “Results of Operations – Debt Transactions.”

In addition to the issuance of 1.3 million Operating Partnership units in connection with the acquisitions of The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village, we also completed other equity transactions in 2011. We redeemed the Operating Partnership's Series F Preferred Equity and completed an equity offering of 2.0 million common shares (see "Results of Operations - Other Equity Transactions").

As information useful to understanding our results, we have described the reasons for our use of non-GAAP measures such as Beneficial Interest in EBITDA and Funds from Operations (FFO) under “Results of Operations – Use of Non-GAAP Measures.”

With all the preceding information as background, we then provide insight and explanations for variances in our financial results for 2011, 2010, and 2009 under “Comparison of 2011 to 2010” and “Comparison of 2010 to 2009.” We then discuss our application of critical accounting policies and then provide reconciliations from net income (loss) and net income (loss) allocable to common shareowners to our non-GAAP measures.

Our discussion of sources and uses of capital resources under “Liquidity and Capital Resources” begins with a brief overview of current market conditions and our financial position as of December 31, 2011. In July 2011, the $275 million refinancing of the Fair Oaks loan, $137.5 million at our share, was completed. In November 2011, the refinancing of the $325 million International Plaza loan, $162.8 million at our share, was completed. In 2011, we refinanced our primary line of credit, which extended the maturity date to January 2015 (with a one year extension option), and our second line of credit's maturity was extended to April 2012. The new primary line of credit increased the borrowing capacity to $650 million from $550 million. We then discuss our capital activities and transactions that occurred in 2011. After that, analysis of specific operating, investing, and financing activities is provided in more detail.

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

In conducting our business, we enter into various contractual obligations, including those for debt, capital leases for property improvements, operating leases for land and office space, purchase obligations, and other long-term commitments. Detail of these obligations, including expected settlement periods, is contained under “Liquidity and Capital Resources – Contractual Obligations.” Property-level debt represents the largest single class of obligations. Described under “Liquidity and Capital Resources – Loan Commitments and Guarantees” and “Liquidity and Capital Resources – Cash Tender Agreement and Other” are our significant guarantees and commitments.

City Creek Center, which we own subject to a participating lease, is opening in March 2012 at which time a $75 million payment will be made to the lessor. We also provide information on our capital spending in 2011 and 2010, as well as planned capital spending for 2012. We provide information on certain new center projects that are in the final pre-development phase (see "Liquidity - Capital Spending").

Dividends and distributions are also significant uses of our capital resources. The factors considered when determining the amount of our dividends, including requirements arising because of our status as a REIT, are described under “Liquidity and Capital Resources – Dividends.”

Mall Tenant Sales and Center Revenues

We have now had eight consecutive quarters of double digit mall tenant sales per square foot growth and in the fourth quarter of 2011, tenant sales increased by 14.2% compared to the corresponding period in the prior year. For all of 2011, our tenant sales increased 13.7% over 2010 to a new record level for our centers of $641 per square foot. We estimate tenant sales to be up 4% to 6% in 2012.

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

We believe that the ability of tenants to pay occupancy costs and earn profits over long periods of time increases as tenant sales per square foot increase, whether through inflation or real growth in customer spending. Because most mall tenants have certain fixed expenses, the occupancy costs that they can afford to pay and still be profitable are a higher percentage of tenant sales at higher sales per square foot.

Tenant sales directly impact the amount of percentage rents certain tenants and anchors pay. The effects of increases or declines in tenant sales on our operations are moderated by the relatively minor share of total rents that percentage rents represent of total rents (approximately 6% in 2011).

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

The following table summarizes occupancy costs, excluding utilities, for mall tenants as a percentage of mall tenant sales:

	2011	2010	2009
Mall tenant sales (in thousands)	$5,164,916	$4,619,896	$4,185,996
Sales per square foot	641	564	502

Consolidated Businesses:
Minimum rents	8.4%	9.1%	10.2%
Percentage rents	0.5	0.4	0.3
Expense recoveries	4.5	5.0	5.7
Mall tenant occupancy costs as a percentage of mall tenant sales	13.4%	14.5%	16.2%
Unconsolidated Joint Ventures:
Minimum rents	7.9%	8.6%	9.6%
Percentage rents	0.5	0.4	0.3
Expense recoveries	3.8	4.5	5.0
Mall tenant occupancy costs as a percentage of mall tenant sales	12.2%	13.5%	14.9%
Combined:
Minimum rents	8.2%	9.0%	9.9%
Percentage rents	0.5	0.4	0.3
Expense recoveries	4.3	4.7	5.6
Mall tenant occupancy costs as a percentage of mall tenant sales	13.0%	14.1%	15.8%

In 2011 and 2010, mall tenant occupancy costs as a percentage of mall tenant sales decreased due primarily to the increase in tenant sales.

Rental Rates and Occupancy

As leases have expired in the centers, we have generally been able to rent the available space, either to the existing tenant or a new tenant, at rental rates that are higher than those of the expired leases. Generally, center revenues have increased as older leases rolled over or were terminated early and replaced with new leases negotiated at current rental rates that were usually higher than the average rates for existing leases. Average rent per square foot statistics reflect the contractual rental terms of the lease currently in effect and include the impact of rental concessions. In periods of increasing sales, as we are experiencing now, rents on new leases will generally tend to rise. In periods of slower growth or declining sales, rents on new leases will grow more slowly or will decline for the opposite reason, as tenants' expectations of future growth become less optimistic. Average rent per square foot in 2012 is expected to be up about 3.0%. Rent per square foot information for centers in our Consolidated Businesses and Unconsolidated Joint Ventures follows:

	2011	2010	2009
Average rent per square foot:
Consolidated Businesses	$45.53	$43.63	$43.69
Unconsolidated Joint Ventures	44.58	43.73	44.49
Combined	45.22	43.66	43.95
Opening base rent per square foot:
Consolidated Businesses	$59.31	$50.69	$46.69
Unconsolidated Joint Ventures	45.42	47.16	51.10
Combined	56.20	49.69	47.82
Square feet of GLA opened:
Consolidated Businesses	989,260	577,435	637,900
Unconsolidated Joint Ventures	285,919	228,075	218,953
Combined	1,275,179	805,510	856,853
Closing base rent per square foot:
Consolidated Businesses	$49.27	$46.27	$42.75
Unconsolidated Joint Ventures	43.98	47.20	48.64
Combined	47.93	46.52	44.25
Square feet of GLA closed:
Consolidated Businesses	1,013,284	647,982	761,726
Unconsolidated Joint Ventures	344,799	243,093	259,457
Combined	1,358,083	891,075	1,021,183
Releasing spread per square foot:
Consolidated Businesses	$10.04	$4.42	$3.94
Unconsolidated Joint Ventures	1.44	(0.04)	2.46
Combined	8.27	3.17	3.57

The spread between opening and closing rents may not be indicative of future periods, as this statistic is not computed on comparable tenant spaces, and can vary significantly from period to period depending on the total amount, location, and average size of tenant space opening and closing in the period.

Mall tenant leased space, ending occupancy, and average occupancy rates are as follows:

	2011	2010	2009
Ending occupancy - all centers	90.7%	90.1%	89.8%
Ending occupancy - comparable	90.6	90.1	89.8
Average occupancy	88.8	88.8	89.4
Leased space - all centers	92.4	92.0	91.6
Leased space - comparable	92.3	92.0	91.6

We expect occupancy to be up on average about 1% throughout 2012. Temporary tenant leasing continues to be strong and ended the year at about 4.9% for comparable centers compared to 5.0% in 2010. Temporary tenants, defined as those with lease terms less than or equal to a year, are not included in occupancy or leased space statistics. Tenant bankruptcy filings as a percentage of the total number of tenant leases was 1.5% in 2011, compared to 0.7% in 2010, and 3.9% in 2009.

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

	Total 2011	4th quarter 2011	3rd quarter 2011	2nd quarter 2011	1st quarter 2011
	(in thousands, except occupancy and leased space data)
Mall tenant sales (1)	$5,164,916	$1,670,378	$1,197,351	$1,182,236	$1,114,951
Revenues and gains on land sales and other nonoperating income from continuing operations:
Consolidated Businesses	646,170	187,717	158,651	150,063	149,739
Unconsolidated Joint Ventures	266,617	75,333	64,997	62,923	63,364
Occupancy and leased space:
Ending occupancy - all centers	90.7%	90.7%	88.5%	88.2%	87.9%
Ending - comparable	90.6	90.6	88.5	88.2	87.9
Average occupancy	88.8	90.0	88.6	88.2	88.2
Leased space - all centers	92.4	92.4	91.4	90.9	90.5
Leased space - comparable	92.3	92.3	91.4	90.9	90.5

(1)	Based on reports of sales furnished by mall tenants.

Because the seasonality of sales contrasts with the generally fixed nature of minimum rents and recoveries, mall tenant occupancy costs (the sum of minimum rents, percentage rents, and expense recoveries) as a percentage of sales are considerably higher in the first three quarters than they are in the fourth quarter.

	Total 2011	4th quarter 2011	3rd quarter 2011	2nd quarter 2011	1st quarter 2011
Consolidated Businesses:
Minimum rents	8.4%	6.7%	9.0%	9.0%	9.8%
Percentage rents	0.5	0.8	0.4	0.2	0.4
Expense recoveries	4.5	4.2	4.7	4.6	4.6
Mall tenant occupancy costs	13.4%	11.7%	14.1%	13.8%	14.8%
Unconsolidated Joint Ventures:
Minimum rents	7.9%	6.2%	8.4%	8.7%	8.8%
Percentage rents	0.5	0.8	0.4	0.2	0.3
Expense recoveries	3.8	3.7	4.2	3.7	4.0
Mall tenant occupancy costs	12.2%	10.7%	13.0%	12.6%	13.1%
Combined:
Minimum rents	8.2%	6.6%	8.8%	8.9%	9.4%
Percentage rents	0.5	0.8	0.4	0.2	0.4
Expense recoveries	4.3	4.0	4.5	4.3	4.4
Mall tenant occupancy costs	13.0%	11.4%	13.7%	13.4%	14.2%

Results of Operations

In addition to the results and trends in our operations discussed in the preceding sections, the following sections discuss certain transactions that affected operations in the years ending 2011, 2010, and 2009, or are expected to affect operations in the future.

Acquisitions

In December 2011, we acquired The Mall at Green Hills in Nashville, Tennessee, and The Gardens on El Paseo and El Paseo Village in Palm Desert, California from affiliates of Davis Street Properties, LLC. The consideration for the properties was $560 million, excluding transaction costs. The consideration consisted of the assumption of $206 million of debt, $281 million in installment notes, and the issuance of 1.3 million of Operating Partnership units. The assumed debt consists of three loans (see "Note 8 - Notes Payable" for detail on these loans). The number of partnership units issued was determined based on a value of $55 per unit. The partnership units will become eligible to be converted into common shares after one year. Prior to this date, holders have the ability to put the units back to us at the lesser of the current market price of Taubman Centers' common stock or $55 per share. The installment notes were secured by letters of credit, which were funded by borrowings under our line of credit, and were paid off in February 2012. See "Note 2 - Acquisitions and Dispositions" for a preliminary allocation of the purchase price to the identifiable assets acquired and liabilities assumed at the dates of acquisition.

Based on consideration of $560 million and estimates of the properties’ combined net operating income (NOI) in 2012, the capitalization rate on the acquisition is about 4.5%. The tenant occupancy costs as a percentage of tenant sales of these centers average below 10%, significantly less than the occupancy costs of our portfolio. We believe there is an opportunity to substantially increase the NOI of the properties over time. 2012 actual NOI results may vary considerably from the original estimates. While it will be difficult to significantly impact NOI before 2013, today's low interest rate environment is expected to make these acquisitions about neutral to Funds from Operations (FFO) per share in 2012, excluding $4.5 million in positive adjustments for purchase accounting. The impact of these centers on net income in 2012 will also include approximately $21 million of depreciation and amortization. See “Results of Operations – Use of Non-GAAP Measures” for the definition and discussion of NOI and FFO and see “Reconciliation of Net Income (Loss) to Net Operating Income” and "Reconciliation of Net Income (Loss) Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations."

In December 2011, Taubman Asia acquired a 90% controlling interest in a Beijing-based retail real estate consultancy company with more than 200 staff across seven offices in Mainland China. The new company is named Taubman TCBL. The total consideration for the transaction was $23.7 million. Taubman Asia paid approximately $11.5 million in cash and credited the noncontrolling owners with approximately $11.9 million of capital in the newly formed company. The $11.5 million in cash includes approximately $10.2 million that was lent in August 2011 by Taubman Asia to the noncontrolling partners. Upon closing, the loan and $0.3 million of accrued interest were converted to capital and the remaining balance was paid in cash. Substantially all of the purchase price was allocated to goodwill in Taubman TCBL. Taubman Asia will fund any additional capital required by the business and will receive a preferred return on all capital contributed. The ownership agreements provide for the distribution of preferred returns on capital as well as returns of all such capital prior to the sharing of profits on relative ownership interests.

We have not yet finalized our allocations of the purchase prices to the tangible and identifiable intangible assets and liabilities acquired. We are awaiting certain valuation information for assets and liabilities acquired to complete our allocations. A final determination of the required purchase price allocations will be made during 2012.

During 2011, acquisition costs of $5.3 million were incurred in connection with the above transactions. These costs have been separately presented in our Consolidated Statement of Operations and Comprehensive Income.

Dispositions/Discontinued Operations

In December 2011, the mortgage lender for Regency Square accepted a deed in lieu of foreclosure on the property. As a result, title to the property was transferred to the mortgage lender, and we have been relieved of the $72.2 million of debt obligations plus accrued interest. We recognized a $47.4 million non-cash accounting gain on extinguishment of the debt obligation representing the difference between the book value of the debt, interest payable and other obligations extinguished over the net book value of the property and other assets transferred as of the transfer date. The non-cash impact of owning Regency Square resulted in an earnings charge of $(5.6) million for the year ended December 31, 2011. The impact excluding depreciation and amortization was $(2.9) million in 2011. In 2009, we recognized a $59.0 million impairment charge on Regency Square to write the property down to its fair value.

In November 2011, the mortgage lender for The Pier Shops completed the foreclosure on the property. As a result, title to the property was transferred to the mortgage lender and we have been relieved of the $135 million of debt obligations plus accrued interest. We recognized a $126.7 million non-cash accounting gain on extinguishment of the debt obligation representing the difference between the book value of the debt, interest payable and other obligations extinguished over the net book value of the property and other assets transferred as of the transfer date. The non-cash impact of owning The Pier Shops resulted in an earnings charge of $(22.6) million for the year ended December 31, 2011. The impact excluding depreciation and amortization was $(14.9) million in 2011. In 2009, we recognized a $107.7 million impairment charge on The Pier Shops to write the property down to its fair value.

Financial results of The Pier Shops and Regency Square are classified in discontinued operations for all periods presented in the Consolidated Statement of Operations and Comprehensive Income.

Taubman Asia

In December 2011, Taubman Asia acquired a controlling interest in Taubman TCBL (see "Results of Operations - Acquisitions.)"

In September 2011, Taubman Asia agreed to partner with Shinsegae Group (Shinsegae), South Korea's largest retailer, on a shopping mall project in Hanam, Gyeonggi Province, South Korea (Hanam Project). We have invested $20.9 million for an interest in the project, however, we have the option to put our interest in the project after completion of our due diligence activities. The potential return of the investment, including a 7% return on the investment, is secured by a letter of credit from Shinsegae.

In September 2010, we entered into agreements to provide development, leasing and management services for IFC Mall in Yeouido, Seoul, South Korea. Currently under construction, the approximate 400,000 square foot mall will feature over 80 retailers. In 2011, we recognized the first installment of the leasing success fee for our progress at IFC Mall and expect to recognize the second installment of the fee in 2012. The project is over 97% leased and is expected to open in the third quarter of 2012.

Center Operations

For the year ended December 31, 2011, NOI excluding lease cancellation income was up 4.9% from 2010. We estimate that NOI of our comparable centers, excluding lease cancellation income, will be up in the range of 3% to 3.5% in 2012. We expect increased tenant rents resulting from higher average rent per square foot and improved occupancy. See “Results of Operations – Use of Non-GAAP Measures” for the definition and discussion of NOI and see “Reconciliation of Net Income (Loss) to Net Operating Income.”

Other Income

We have certain additional sources of income beyond our rental revenues, recoveries from tenants, and revenues from management, leasing, and development services, as summarized in the following table. Shopping center related revenues include parking, sponsorship, and other income. Lease cancellation revenue is primarily dependent on the overall economy and performance of particular retailers in specific locations and can vary significantly. Gains on peripheral land sales can also vary significantly from year-to-year, depending on the results of negotiations with potential purchasers of land, as well as the economy and the timing of the transactions. During the year ended December 31, 2011, we recognized our approximately $2.6 million share of lease cancellation revenue from continuing operations. In 2010, lease cancellation income was high primarily due to two large payments. Our share of lease cancellation income from continuing operations over the last five years ranged from this year's $2.6 million to last year’s $21.6 million from continuing operations.  In 2012, we are currently estimating our share of lease cancellation income to be about $3 million to $5 million.

	2011		2010		2009
	Consolidated Businesses	Unconsolidated Joint Ventures	Consolidated Businesses	Unconsolidated Joint Ventures	Consolidated Businesses	Unconsolidated Joint Ventures
	(Operating Partnership’s share in millions)
Other income from continuing operations:
Shopping center related revenues	$22.3	$2.7	$21.8	$2.8	$22.0	$2.7
Lease cancellation revenue	2.3	0.4	20.3	1.2	18.2	1.8
	$24.5	$3.1	$42.1	$4.1	$40.1	$4.5
Gains on land sales and other nonoperating income:
Gains on sales of peripheral land	$0.5		$2.2
Interest income	0.7	$0.1	0.5		$0.5
	$1.2	$0.1	$2.7		$0.5

(1)	Amounts in this table may not add due to rounding.

Debt Transactions

We completed a series of debt financings in the three-year period ending December 31, 2011 as follows:

	Date	Initial Loan Balance/Facility Amount	Stated Interest Rate	Maturity Date(1)
		(in millions)
International Plaza	November 2011	$325	4.85%	December 2021
Fair Oaks	July 2011	275	LIBOR + 1.70%(2)	July 2018
TRG revolving credit facility	July 2011	650	LIBOR + 1.75%	January 2015
MacArthur Center	September 2010	131	LIBOR + 2.35%(3)	September 2020
Arizona Mills	July 2010	175	5.76%	July 2020
The Mall at Partridge Creek	June 2010	83	6.15%	July 2020

(1)	Excludes any options to extend the maturities (see the footnotes to our financial statements regarding extension options).

(2)	The loan has been swapped to an effective rate of 4.10% through April 2018.

(3)	The loan is swapped to an effective rate of 4.99% for the entire term.

Borrowings under TRG’s revolving credit facility are primary obligations of the entities owning Dolphin Mall, Fairlane Town Center, and Twelve Oaks Mall, which are collateral for the line of credit. The Operating Partnership and the entities owning Fairlane and Twelve Oaks guarantee amounts under the credit agreement up to the $650 million facility, while the entity owning Dolphin guarantees amounts up to its sublimit, which is currently $315 million.

In December 2011, we assumed $206 million of debt in relation to the acquisition of The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village (see "Results of Operations - Acquisitions").

Other Equity Transactions

In October 2011, we redeemed the Operating Partnership's 8.2% Series F Preferred Equity for $27 million, which represented a $2.2 million discount from the book value. The $2.2 million excess of the book value over the redemption amount was reflected as a reduction in earnings allocated to the noncontrolling interests in 2011.

In June 2011, we sold 2,012,500 of our common shares. The proceeds were used to acquire an equal number of Operating Partnership units. The Operating Partnership paid all offering costs. The Operating Partnership used the net proceeds, after offering costs, of $112.0 million to reduce outstanding borrowings under our lines of credit.

Litigation Charges

In 2009, we recognized litigation charges relating to the settlement of two lawsuits related to Westfarms, our center in West Hartford, Connecticut. The settlements included $34 million settled in December 2009 and $4.5 million settled in January 2010, of which our share of the total settlements was $30.4 million. See “Note 5 – Investments in Unconsolidated Joint Ventures - Westfarms” to our consolidated financial statements.

Restructuring

In 2009, in response to the decreased level of active projects due to the downturn in the economy, we reduced our workforce by about 40 positions, primarily in areas that directly or indirectly affected our development initiatives in the U.S. and Asia. The restructuring charge was $2.5 million, and primarily represented the cost of terminations of personnel.

Use of Non-GAAP Measures

We use NOI as an alternative measure to evaluate the operating performance of centers, both on individual and stabilized portfolio bases. We define NOI as property-level operating revenues (includes rental income excluding straight-line adjustments of minimum rent) less maintenance, taxes, utilities, promotion, ground rent (including straight-line adjustments), and other property operating expenses. Since NOI excludes general and administrative expenses, pre-development charges, interest income and expense, depreciation and amortization, impairment charges, restructuring charges and gains from land and property dispositions, it provides a performance measure that, when compared period over period, reflects the revenues and expenses most directly associated with owning and operating rental properties, as well as the impact on their operations from trends in tenant sales, occupancy and rental rates, and operating costs. We also use NOI excluding lease cancellation income as an alternative measure because this income may vary significantly from period to period, which can affect comparability and trend analysis. For our stabilized portfolio basis, we generally provide separate projections for expected NOI growth and our lease cancellation income.

The operating results in the following table include the supplemental earnings measures of Beneficial Interest in EBITDA and FFO. Beneficial Interest in EBITDA represents our share of the earnings before interest, income taxes and depreciation and amortization of our consolidated and unconsolidated businesses. We believe Beneficial Interest in EBITDA provides a useful indicator of operating performance, as it is customary in the real estate and shopping center business to evaluate the performance of properties on a basis unaffected by capital structure.

The National Association of Real Estate Investment Trusts (NAREIT) defines FFO as net income (loss) (computed in accordance with Generally Accepted Accounting Principles (GAAP)), excluding gains (or losses) from extraordinary items and sales of properties, plus real estate related depreciation and after adjustments for unconsolidated partnerships and joint ventures. In 2011, NAREIT clarified the definition to also exclude impairment write-downs of depreciable real estate. Consequently, we have restated 2009 FFO, which previously included impairment charges for The Pier Shops and Regency Square, to be consistent with the clarified definition.

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

We primarily use FFO in measuring operating performance and in formulating corporate goals and compensation. We may also present adjusted versions of NOI, Beneficial Interest in EBITDA, and FFO when used by management to evaluate our operating performance when certain significant items have impacted our results that affect comparability with prior or future periods due to the nature or amounts of these items. In 2011, FFO was adjusted for the gains on extinguishment of debt related to the disposition of The Pier Shops and Regency Square, acquisition costs related to The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village and Taubman TCBL, and our redemption of the Operating Partnership's Series F Preferred Equity. In 2009, FFO was adjusted for a restructuring charge and litigation charges. FFO was not adjusted in 2010.

Our presentations of NOI, Beneficial Interest in EBITDA, FFO, and adjusted versions of these measures, are not necessarily comparable to the similarly titled measures of other REITs due to the fact that not all REITs use the same definitions. These measures should not be considered alternatives to net income (loss) or as an indicator of our operating performance. Additionally, these measures do not represent cash flows from operating, investing or financing activities as defined by GAAP. Reconciliations of Net Income (Loss) Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations, Net Income (Loss) to Beneficial Interest in EBITDA, and Net Income (Loss) to Net Operating Income (Loss) are presented following “Application of Critical Accounting Policies.”

Comparison of 2011 to 2010
The following table sets forth operating results for 2011 and 2010, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

	2011		2010
	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)
	(in millions)
REVENUES:
Minimum rents	$342.6	$155.7	$327.6	$155.4
Percentage rents	20.4	9.0	13.1	6.6
Expense recoveries	229.3	95.9	225.1	100.6
Management, leasing, and development services	25.6		16.1
Other	27.1	5.8	44.6	7.8
Total revenues	$644.9	$266.5	$626.4	$270.4
EXPENSES:
Maintenance, taxes, utilities, and promotion (2)	$179.1	$67.9	$177.7	$73.2
Other operating (2)	67.3	14.4	57.4	14.4
Management, leasing, and development services	12.0		8.3
General and administrative	31.6		30.2
Acquisition costs	5.3
Interest expense	122.3	61.0	132.4	63.8
Depreciation and amortization (3)	132.7	39.3	145.3	38.2
Total expenses	$550.2	$182.6	$551.2	$189.7
Nonoperating income	1.3	0.2	2.7	—
		$84.0		$80.7
Income from continuing operations before income tax expense and equity in income of Unconsolidated Joint Ventures	$95.9		$77.9
Income tax expense	(0.6)		(0.7)
Equity in income of Unconsolidated Joint Ventures (3)	46.1		45.4
Income from continuing operations	$141.4		$122.6
Discontinued operations(4):
Gains on extinguishment of debt	174.2
Discontinued operations	(28.2)		(20.3)
Net income	287.4		102.3
Net income attributable to noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	(14.4)		(9.8)
TRG Series F preferred distributions (5)	0.4		(2.5)
Noncontrolling share of income from continuing operations of TRG	(36.2)		(32.8)
Noncontrolling share of (income) loss from discontinued operations of TRG	(44.3)		6.6
Distributions to participating securities of TRG	(1.5)		(1.6)
Preferred stock dividends	(14.6)		(14.6)
Net income attributable to Taubman Centers, Inc. common shareowners	$176.7		$47.6
SUPPLEMENTAL INFORMATION (6):
EBITDA - 100%	$354.5	$184.3	$364.2	$182.7
EBITDA - outside partners' share	(37.7)	(83.6)	(41.5)	(82.1)
Beneficial interest in EBITDA	$316.8	$100.8	$322.7	$100.7
Gains on extinguishment of debt	174.2
Beneficial interest expense	(131.6)	(31.6)	(131.5)	(33.1)
Beneficial income tax expense	(0.6)		(0.7)
Non-real estate depreciation	(2.6)		(3.7)
Preferred dividends and distributions (5)	(14.3)		(17.1)
Funds from Operations contribution	$341.9	$69.2	$169.7	$67.6

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

(3)
Amortization of our additional basis in the Operating Partnership included in depreciation and amortization was $4.9 million in both 2011 and 2010. Also, amortization of our additional basis included in equity in income of Unconsolidated Joint Ventures was $1.9 million in both 2011 and 2010.

(4)	Includes the operations of The Pier Shops and Regency Square.

(5)	See "Results of Operations - Other Equity Transactions" for information regarding the Preferred Equity that was redeemed during the year.

(6)	See “Results of Operations– Use of Non-GAAP Measures” for the definition and discussion of EBITDA and FFO.

(7)	Amounts in this table may not add due to rounding.

Consolidated Businesses

Total revenues for the year ended December 31, 2011 were $644.9 million, an $18.5 million or 3.0% increase over 2010. Minimum rents increased by $15 million primarily due to an increase in rent per square foot due to tenant rollovers and lower rent relief. Percentage rents increased due to higher tenant sales. Expense recoveries increased primarily due to an increase in certain recoverable expenses and an increase in fixed CAM revenue. Management, leasing, and development revenue increased by $9.5 million to $25.6 million due to an incentive fee recognized in 2011 for our leasing progress at IFC Mall, Seoul, South Korea, along with a one-time collection of past due development fees for services provided in previous years on the Riverstone project in Songdo International Business District, Incheon, South Korea. We expect net management leasing and development income to be in the range of $5.5 million to $7.0 million in 2012. We expect a reduction in domestic fee revenue with City Creek Center opening in March 2012. In Asia, while we are anticipating another leasing success fee relating to IFC Mall in 2012, net third party income is expected to decrease due to the opening of the center and expected losses at Taubman TCBL. Other income decreased primarily due to lower lease cancellation income.

Total expenses were $550.2 million, a $1.0 million or 0.2% decrease from 2010. Maintenance, taxes, utilities and promotion expense increased primarily due to increased maintenance costs and marketing and promotion expenses, partially offset by decreased property taxes at certain centers. Other operating expense increased primarily due to increases in pre-development activities including costs related to the outlet joint venture formed in 2010 and costs related to our Asia pipeline. In 2011, we incurred our $22.7 million share of pre-development activities and we expect our share of 2012 expense, including both U.S and Asia, to be about $21 million. Management, leasing, and development expense increased due to costs related to City Creek Center, which opens in March 2012 and costs of our services in South Korea. General and administrative expense increased primarily due to increases in travel and compensation expenses. In 2011, we incurred $5.3 million in costs related to the acquisitions of TCBL and The Mall at Green Hills and The Gardens on El Paseo and El Paseo Village (see "Results of Operations - Acquisitions"). Interest expense decreased primarily due to the change in interest rate on the International Plaza loan to a floating rate during the period the loan was extended. Depreciation expense was high in 2010 primarily due to changes in depreciable lives of tenant allowances in connection with early terminations. Depreciation in 2010 was also impacted by shortened useful lives of certain assets at one center as part of a construction project to build a new theater.

Nonoperating income decreased by $1.4 million in 2011. There were $0.5 million of gains on land sales in 2011, compared to $2.2 million in 2010. We are not projecting any land sale transactions to occur in 2012.

Unconsolidated Joint Ventures

Total revenues for the year ended December 31, 2011 were $266.5 million, a $3.9 million or 1.4% decrease from 2010. Percentage rents increased due to higher tenant sales. Expense recoveries decreased primarily due to lower expenses and adjustments from prior estimated recoveries at certain centers. Other income decreased primarily due to lower lease cancellation income.

Total expenses decreased by $7.1 million or 3.7%, to $182.6 million for the year ended December 31, 2011. Maintenance, taxes, utilities, and promotion expenses decreased primarily due to decreased property taxes and reduced maintenance costs at certain centers. Interest expense decreased primarily due to the change in interest rate on the Fair Oaks loan to a floating rate for the period the loan was extended. Depreciation expense increased primarily due to an increase in depreciation on CAM assets.

As a result of the foregoing, income of the Unconsolidated Joint Ventures increased by $3.3 million to $84.0 million. Our equity in income of the Unconsolidated Joint Ventures was $46.1 million, a $0.7 million increase from 2010.

Net Income

Income from continuing operations increased by $18.8 million for the year ended December 31, 2011. The income from discontinued operations in 2011 includes $174.2 million of gains on extinguishment of debt. Excluding these gains, the loss on discontinued operations increased by $7.9 million over 2010. Net income increased by $185.1 million to $287.4 million from 2010 primarily due to the gains on extinguishment of debt. After allocation of income to noncontrolling and preferred interests, the net income attributable to common shareowners for 2011 was $176.7 million compared to $47.6 million in 2010.

FFO and FFO per Share

Our FFO was $411.1 million for 2011 compared to $237.3 million for 2010. FFO per diluted share was $4.86 in 2011 compared to $2.86 in 2010. Adjusted FFO in 2011, which excludes acquisition costs, the Series F preferred equity redemption and the gains on extinguishment of debt, was $240.0 million in 2011 compared to $237.3 million for 2010. See “Results of Operations – Use of Non-GAAP Measures” for the definition of FFO and “Reconciliation of Net Income (Loss) Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations.”

Comparison of 2010 to 2009

The following table sets forth operating results for 2010 and 2009, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

	2010		2009
	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)
	(in millions)
REVENUES:
Minimum rents	$327.6	$155.4	$327.0	$157.1
Percentage rents	13.1	6.6	10.7	5.1
Expense recoveries	225.1	100.6	234.0	101.7
Management, leasing, and development services	16.1		21.2
Other	44.6	7.8	44.6	8.7
Total revenues	$626.4	$270.4	$637.5	$272.6

EXPENSES:
Maintenance, taxes, utilities, and promotion (2)	$177.7	$73.2	$186.4	$74.9
Other operating (2)	57.4	14.4	49.0	17.2
Management, leasing, and development services	8.3		7.9
General and administrative	30.2		27.9
Litigation charges				38.5
Restructuring charge			2.5
Interest expense	132.4	63.8	131.6	64.4
Depreciation and amortization (3)	145.3	38.2	136.5	39.3
Total expenses	$551.2	$189.7	$541.7	$234.3

Nonoperating income	2.7		0.6	0.1
Impairment loss on marketable securities			(1.7)
		$80.7		$38.3
Income from continuing operations before income tax expense and equity in income of Unconsolidated Joint Ventures	$77.9		$94.6
Income tax expense	(0.7)		(1.7)
Equity in income of Unconsolidated Joint Ventures (3)	45.4		11.5
Income from continuing operations	$122.6		$104.5
Discontinued operations (4):
Discontinued operations	(20.3)		(16.9)
Impairment charges			(166.7)
Net income (loss)	102.3		(79.2)
Net (income) loss attributable to noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures from continuing operations	(9.8)		(10.8)
Noncontrolling share of loss of consolidated joint ventures from discontinued operations			7.7
TRG Series F preferred distributions	(2.5)		(2.5)
Noncontrolling share of income from continuing operations of TRG	(32.8)		(27.2)
Noncontrolling share of loss from discontinued operations of TRG	6.6		58.4
Distributions to participating securities of TRG	(1.6)		(1.6)
Preferred stock dividends	(14.6)		(14.6)
Net income (loss) attributable to Taubman Centers, Inc. common shareowners	$47.6		$(69.7)

SUPPLEMENTAL INFORMATION (5):
EBITDA - 100%	$364.2	$182.7	$204.0	$142.0
EBITDA - outside partners' share	(41.5)	(82.1)	(35.3)	(74.2)
Beneficial interest in EBITDA	$322.7	$100.7	$168.7	$67.8
Beneficial interest expense	(131.5)	(33.1)	(125.8)	(33.4)
Impairment charges			160.8
Beneficial income tax expense	(0.7)		(1.7)
Non-real estate depreciation	(3.7)		(3.4)
Preferred dividends and distributions	(17.1)		(17.1)
Funds from Operations contribution	$169.7	$67.6	$181.4	$34.4

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

(2)
Promotion expenses, which were previously classified in Other Operating expense, are now included in Maintenance, Taxes, Utilities, and Promotion expense. Amounts for 2010 and 2009 have been reclassified to conform to the 2011 classification.

(3)
Amortization of our additional basis in the Operating Partnership included in depreciation and amortization was $4.9 million in both 2010 and 2009. Also, amortization of our additional basis included in equity in income of Unconsolidated Joint Ventures was $1.9 million in both 2010 and 2009.

(4)	Includes the operations of The Pier Shops and Regency Square.

(5)	See “Results of Operations– Use of Non-GAAP Measures” for the definition and discussion of EBITDA and FFO.

(6)	Amounts in this table may not add due to rounding.

Consolidated Businesses

Total revenues for the year ended December 31, 2010 were $626.4 million, an $11.1 million or 1.7% decrease over 2009. Percentage rents increased due to higher tenant sales. Expense recoveries decreased primarily due to lower recoverable expenses. Management, leasing, and development revenue was unusually high in 2009 due to the collection of development fees on the Macao project.

Total expenses were $551.2 million, a $9.5 million or 1.8% increase from 2009. Maintenance, taxes, utilities and promotion expense decreased primarily due to intensive management actions to reduce maintenance and electricity costs. Other operating expense increased due to increases in pre-development costs, center-related property management costs, and bad debt expense. Pre-development expense in 2009 was lower partially due to reimbursements for work performed in prior periods. General and administrative expense increased primarily due to an increase in bonus expense. In 2009, we recognized a $2.5 million restructuring charge (see “Results of Operations – Restructuring”). Interest expense increased primarily due to the refinancing of Partridge Creek at a higher interest rate, partially offset by the refinancing of MacArthur at a lower interest rate. Depreciation expense increased due to changes in depreciable lives of tenant allowances in connection with early terminations.

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

Total expenses decreased by $44.6 million or 19.0%, to $189.7 million for the year ended December 31, 2010, primarily due to litigation charges of $38.5 million recognized in 2009 (see “Results of Operations – Litigation Charges”). Maintenance, taxes, utilities and promotion expense decreased primarily due to a decrease in promotional expense. Other operating expense decreased primarily due to a reduction in professional fees. Depreciation expense decreased primarily due to a decrease in depreciation on CAM assets.

As a result of the foregoing, income of the Unconsolidated Joint Ventures increased by $42.4 million to $80.7 million. Our equity in income of the Unconsolidated Joint Ventures was $45.4 million, a $33.9 million increase from 2009.

Net Income (Loss)

Income from continuing operations increased by $18.1 million from 2009. The loss from discontinued operations decreased by $163.3 million due to impairment charges of $166.7 million on The Pier Shops and Regency Square recognized in 2009 (see "Results of Operations - Dispositions/Discontinued Operations"). Net income (loss) increased by $181.5 million to $102.3 million, primarily due to the impairment charges and the litigation charges in 2009. After allocation of income to noncontrolling and preferred interests, the net income allocable to common shareowners for 2010 was $47.6 million compared to a loss of $(69.7) million in 2009.

FFO and FFO per Share

Our FFO was $237.3 million for 2010 compared to $215.8 million for 2009. FFO per diluted share was $2.86 in 2010 compared to $2.66 in 2009. Adjusted FFO in 2009, which excludes litigation and restructuring charges, was $248.7 million. Adjusted FFO per diluted share was $3.06 in 2009. See “Results of Operations – Use of Non-GAAP Measures” for the definition of FFO and “Reconciliation of Net Income (Loss) Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations.”

Application of Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the financial statements and disclosures. Some of these estimates and assumptions require application of difficult, subjective, and/or complex judgment, often about the effect of matters that are inherently uncertain and that may change in subsequent periods. We are required to make such estimates and assumptions when applying the following accounting policies.

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

No impairment charges were recognized in 2011 and 2010. In 2009, we recognized impairment charges of $107.7 million and $59.0 million related to The Pier Shops and Regency Square, respectively (see “Results of Operations - Dispositions/Discontinued Operations”). As of December 31, 2011, the consolidated net book value of our properties was $2.7 billion, representing over 80% of our consolidated assets. We also have varying ownership percentages in the properties of Unconsolidated Joint Ventures with a total combined net book value of $0.7 billion. These amounts include certain development costs that are described in the policy that follows.

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

Our $46.7 million balance of capitalized development pre-construction costs as of December 31, 2011 consists primarily of approximately$40 million of land and site improvements relating to our Oyster Bay project. The balance also includes land for future development in Atlanta, Georgia. Pre-development charges in 2011, 2010, and 2009 were $22.7 million, $16.0 million and $12.3 million, respectively. Of these amounts, $3.1 million, $0.3 million and $0.7 million related to projects with land under option in each of the respective periods.

Valuation of Accounts and Notes Receivable

Rents and expense recoveries from tenants are our principal source of income; they represent approximately 90% of our revenues. In generating this income, we will routinely have accounts receivable due from tenants. The collectibility of tenant receivables is affected by bankruptcies, changes in the economy, and the ability of the tenants to perform under the terms of their lease agreements. While we estimate potentially uncollectible receivables and provide for them through charges against income, actual experience may differ from those estimates. Also, if a tenant were not able to perform under the terms of its lease agreement, receivable balances not previously provided for may be required to be charged against operations. Bad debt expense was less than 1% of total revenues in 2011, while bankruptcy filings affected 1.5% of tenant leases during the year. Since 1991, the annual provision for losses on accounts receivable has been less than 2% of annual revenues.

Notes receivable at December 31, 2011 totaled $7.0 million. Valuation of the recoverability of notes receivable is dependent on management’s estimates of the collectibility of contractual principal and interest payments, which are inherently judgmental.

Valuation of Deferred Tax Assets

We currently have deferred tax assets, reflecting the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Our temporary differences primarily relate to deferred compensation, net operating loss carryforwards and depreciation. We reduce our deferred tax assets through valuation allowances to the amount where realization is more likely than not assured, considering all available evidence, including expected future taxable earnings.   Expected future taxable earnings require certain significant judgments and estimates, including those relating to our management company's profitability, the timing and amounts of gains on land sales, the profitability of our Asian operations, and other factors affecting the results of operations of our taxable REIT subsidiaries. Changes in any of these factors could cause our estimates of the realization of deferred tax assets to change materially. As of December 31, 2011, we had a net federal, state and foreign deferred tax asset of $3.7 million, after a valuation allowance of $1.4 million.

Valuations for Acquired Property and Intangibles

Upon acquisition of an investment property, including that of an additional interest in an asset already partially owned (unless it was already consolidated), we make an assessment of the valuation and composition of assets and liabilities acquired. These assessments consider fair values of the respective assets and liabilities and are determined based on estimated future cash flows using appropriate discount and capitalization rates and other commonly accepted valuation techniques. The estimated future cash flows that are used for this analysis reflect the historical operations of the property, known trends and changes expected in current market and economic conditions which would impact the property’s operations, and our plans for such property. These estimates of cash flows and valuations are particularly important for the recording of the acquisition at fair value, and allocation of purchase price between land, building and improvements, and other identifiable intangibles. In 2011, we acquired The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village. See "Note 2 - Acquisitions and Dispositions" for the preliminary allocation of the purchase price to the identifiable assets acquired and liabilities assumed at the dates of acquisition. In 2011, we also acquired a controlling interest in a Beijing-based retail real estate consultancy company and substantially all of the purchase price was allocated to goodwill in Taubman TCBL. We have not yet finalized our allocations of the purchase prices to the tangible and identifiable intangible assets and liabilities acquired. We are awaiting certain valuation information for assets and liabilities acquired to complete our allocations. A final determination of required purchase price allocations will be made during 2012.

Reconciliation of Net Income (Loss) Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations

	2011			2010			2009
	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit	Dollars in millions	Diluted Shares/ Units(1)	Per Share/ Unit
Net income (loss) attributable to TCO common shareowners	$176.7	56,899,966	$3.11	$47.6	54,569,618	$0.87	$(69.7)	53,239,279	$(1.31)
Add impact of share-based compensation	0.9	1,629,123		0.3	1,133,195		(0.3)	741,696
Net income attributable to TCO common shareowners - diluted	177.6	58,529,089	3.03	$47.9	55,702,813	$0.86	$(70.0)	53,980,975	$(1.30)
Add depreciation of TCO’s additional basis	6.9		0.12	6.9		0.12	6.9		0.13
Net income (loss) attributable to TCO common shareowners, excluding step-up depreciation	$184.5	58,529,089	$3.15	$54.8	55,702,813	$0.98	$(63.1)	53,980,975	$(1.17)
Add:
Noncontrolling share of income from continuing operations of TRG	36.2	25,259,643		32.8	26,301,349		27.2	26,417,074
Noncontrolling share of income (loss) from discontinued operations of TRG	44.3			(6.6)			(58.4)
Distributions to participating securities	1.5	871,262		1.6	871,262		1.6	871,262
Net income (loss) attributable to partnership unitholders and participating securities	$266.6	84,659,994	$3.15	$82.7	82,875,424	$1.00	$(92.8)	81,269,311	$(1.16)
Add (less) depreciation and amortization (2):
Consolidated businesses at 100% - continuing operations	132.7		1.57	145.3		1.75	136.5		1.68
Consolidated businesses at 100% - discontinued operations	10.3		0.12	8.6		0.10	10.8		0.13
Depreciation of TCO’s additional basis	(6.9)		(0.08)	(6.9)		(0.08)	(6.9)		(0.09)
Noncontrolling partners in consolidated joint ventures - continuing operations	(11.2)		(0.13)	(10.5)		(0.13)	(11.2)		(0.14)
Noncontrolling partners in consolidated joint ventures - discontinued operations							(1.2)		(0.01)
Share of Unconsolidated Joint Ventures	23.1		0.27	22.2		0.27	22.9		0.29
Non-real estate depreciation	(2.6)		(0.03)	(3.7)		(0.04)	(3.4)		(0.04)
Less impact of share-based compensation	(0.9)		(0.01)	(0.3)		0.00	0.3
Plus impairment charges							160.8		1.98
Funds from Operations	$411.1	84,659,994	$4.86	$237.3	82,875,424	$2.86	$215.8	81,269,311	$2.66
TCO's average ownership percentage of TRG	69.3%			67.5%			66.8%
Funds from Operations attributable to TCO	$285.4		$4.86	$160.1		$2.86	$144.2		$2.66

Funds from Operations	411.1	84,659,994	$4.86	$237.3	82,875,424	$2.86	$215.8	81,269,311	$2.66
Acquisition costs	5.3		0.06
Series F redemption	(2.2)		(0.03)
Gains on extinguishment of debt	(174.2)		(2.06)
Litigation charges							30.4		0.37
Restructuring charge							2.5		0.03
Adjusted Funds from Operations	$240.0	84,659,994	$2.84	$237.3	82,875,424	$2.86	$248.7	81,269,311	$3.06
TCO's average ownership percentage of TRG	69.3%			67.5%			66.8%
Adjusted Funds from Operations attributable to TCO	$166.9		$2.84	$160.1		$2.86	$166.3		$3.06

(1)
Per share amounts for net loss attributable to common shareholders and net loss attributable to partnership unitholders and participating securities are calculated using weighted average outstanding shares, which include the impact of common stock equivalents because the impact is dilutive to income from continuing operations per share.

(2)	Depreciation from continuing and discontinued operations includes $17.6 million, $14.4 million, and $15.5 million of mall tenant allowance amortization for the 2011, 2010, and 2009, respectively.

(3)	Amounts in this table may not recalculate due to rounding.

Discontinued Operations of The Pier Shops and Regency Square: Reconciliations of Net Operating Income to Net Income (Loss)

	2011	2010			2009
	(in millions)
		100%	TRG%	Outside Partner’s Share	100%	TRG%	Outside Partner’s Share
The Pier Shops (1), (2):
NOI	$(0.8)	$4.2	$0.9	$3.4	$2.9	$7.4	$(4.5)
Interest expense	(14.2)	(15.0)	(11.6)	(3.4)	(8.6)	(6.7)	(1.9)
Adjusted FFO	$(15.0)	$(10.7)	$(10.7)	$—	$(5.8)	$0.7	$(6.5)
Gain on extinguishment of debt	126.7
Impairment charges					(107.7)	(101.8)	(5.9)
Depreciation and amortization	(7.6)	(6.6)	(6.6)		(6.3)	(5.1)	(1.2)
Net income (loss)	$104.2	$(17.4)	$(17.4)		$(119.7)	$(106.2)	$(13.6)

Regency Square (2):
NOI	$4.4	$4.5			$5.1
Interest expense	(7.3)	(5.4)			(5.5)
Adjusted FFO	$(2.9)	$(0.9)			$(0.4)
Gain on extinguishment of debt	47.4
Impairment charge					(68.0)
Depreciation and amortization	(2.7)	(2.0)			(4.5)
Net income (loss)	$41.8	$(2.9)			$(72.9)

(1)
We had a controlling, 77.5% ownership interest in The Pier Shops prior to the foreclosure on the property in November 2011. However, beginning in 2010, we allocated 100% of the losses and negative FFO impact of The Pier Shops' operations to TRG's unitholders in order to maintain the equity balance of The Pier Shops' 22.5% outside partner at zero. Prior to 2011, our presentation of these results included an allocation of 22.5% of The Pier Shops' interest expense and an equal amount of NOI to the outside partner (effectively, a net zero allocation of the net loss and negative FFO impact). Beginning in 2011, the presentation has been simplified to allocate all components of net income to TRG's unitholders.

(2)
Although we had stopped funding cash shortfalls of The Pier Shops and Regency Square, we continued to record the operations of these centers until titles for both properties were transferred to the mortgage lenders and the loan obligations were extinguished in the fourth quarter of 2011 (see "Results of Operations - Dispositions/Discontinued Operations").

(3)	Amounts in this table may not add due to rounding.

Reconciliation of Net Income (Loss) to Beneficial Interest in EBITDA

	2011	2010	2009
	(in millions, except as indicated)
Net income (loss)	$287.4	$102.3	$(79.2)

Add (less) depreciation and amortization:
Consolidated businesses at 100% - continuing operations	132.7	145.3	136.5
Consolidated businesses at 100% - discontinued operations	10.3	8.6	10.8
Noncontrolling partners in consolidated joint ventures - continuing operations	(11.2)	(10.5)	(11.2)
Noncontrolling partners in consolidated joint ventures - discontinued operations			(1.2)
Share of Unconsolidated Joint Ventures	23.1	22.2	22.9

Add (less) interest expense, gains on extinguishment of debt and income tax expense:
Interest expense:
Consolidated businesses at 100% - continuing operations	122.3	132.4	131.6
Consolidated businesses at 100% - discontinued operations	21.4	20.3	14.1
Noncontrolling partners in consolidated joint ventures - continuing operations	(12.2)	(21.2)	(17.9)
Noncontrolling partners in consolidated joint ventures - discontinued operations			(1.9)
Share of unconsolidated joint ventures	31.6	33.1	33.4
Gains on extinguishment of debt	(174.2)
Income tax expense	0.6	0.7	1.7

Less noncontrolling share of income of consolidated joint ventures	(14.4)	(9.8)	(3.1)

Beneficial interest in EBITDA	$417.6	$423.4	$236.4

TCO’s average ownership percentage of TRG	69.3%	67.5%	66.8%

Beneficial interest in EBITDA allocable to TCO	$289.2	$285.7	$158.1

(1)	Amounts in this table may not add due to rounding.

Reconciliation of Net Income (Loss) to Net Operating Income

	2011	2010	2009
	(in millions)
Net income (loss)	$287.4	$102.3	$(79.2)

Add (less) depreciation and amortization:
Consolidated businesses at 100% - continuing operations	132.7	145.3	136.5
Consolidated businesses at 100% - discontinued operations	10.3	8.6	10.8
Noncontrolling partners in consolidated joint ventures - continuing operations	(11.2)	(10.5)	(11.2)
Noncontrolling partners in consolidated joint ventures - discontinued operations			(1.2)
Share of Unconsolidated Joint Ventures	23.1	22.2	22.9

Add (less) interest expense, gains on extinguishment of debt, and income tax expense:
Interest expense:
Consolidated businesses at 100% - continuing operations	122.3	132.4	131.6
Consolidated businesses at 100% - discontinued operations	21.4	20.3	14.1
Noncontrolling partners in consolidated joint ventures - continuing operations	(12.2)	(21.2)	(17.9)
Noncontrolling partners in consolidated joint ventures - discontinued operations			(1.9)
Share of Unconsolidated Joint Ventures	31.6	33.1	33.4
Gains on extinguishment of debt	(174.2)
Income tax expense	0.6	0.7	1.7

Less noncontrolling share of income of consolidated joint ventures	(14.4)	(9.8)	(3.1)

Add EBITDA attributable to outside partners:
EBITDA attributable to noncontrolling partners in consolidated joint ventures	37.7	41.5	35.3
EBITDA attributable to outside partners in Unconsolidated Joint Ventures	83.6	82.1	74.2

EBITDA at 100%	$538.8	$547.0	$346.0

Add (less) items excluded from shopping center Net Operating Income:
General and administrative expenses	31.6	30.2	27.9
Management, leasing, and development services, net	(13.6)	(7.9)	(13.3)
Acquisition costs	5.3
Restructuring charge			2.5
Litigation charges			38.5
Impairment charges			166.7
Gains on sales of peripheral land	(0.5)	(2.2)
Interest income	(0.9)	(0.6)	(0.8)
Impairment loss on marketable securities			1.7
Straight-line of rents	(2.5)	(2.7)	(2.6)
Non-center specific operating expenses and other	33.0	24.3	18.8
Net Operating Income at 100% - all centers	$591.2	$588.2	$585.3
Less - Net Operating Income of non-comparable centers (1)	(4.1)	(8.4)	(2.6)
Net Operating Income at 100% - comparable centers	$587.1	$579.8	$582.7
Lease cancellation income	(3.2)	(23.5)	(20.0)
Net Operating Income at 100% - comparable centers excluding lease cancellation income	$583.9	$556.3	$562.7

(1) Includes The Pier Shops, Regency Square, The Mall at Green Hills, The Gardens on El Paseo, and El Paseo Village.

Liquidity and Capital Resources

Our internally generated funds and distributions from operating centers and other investing activities, augmented by use of our existing lines of credit, provide resources to maintain our current operations and assets and pay dividends. Generally, our need to access the capital markets is limited to refinancing maturing debt obligations and funding major capital investments. See “Capital Spending” for more details. Market conditions may limit our sources of funds for these financing activities and our ability to refinance our debt obligations at present principal amounts, interest rates, and other terms.

We are financed with property-specific secured debt and we have two unencumbered center properties (Willow Bend and Stamford, a 50% owned Unconsolidated Joint Venture property). The two loans that matured in 2011 were refinanced. We also refinanced our primary line of credit in 2011. For the terms of these new loans, see “Results of Operations – Debt Transactions.”

As of December 31, 2011, we had a consolidated cash balance of $24.0 million. Our primary line of credit was refinanced in 2011 and our second line of credit's maturity was extended. The new primary line of credit increased the borrowing capacity to $650 million from $550 million and now matures in January 2015, with a 1-year extension option. The maturity date on our second line of credit was extended through April 2012 and the maximum amount available under this facility was increased to $65 million from $40 million. As of December 31, 2011, after considering current loan balances and outstanding letters of credit $359 million was available under these facilities. Thirteen banks participate in our $650 million line of credit and the failure of one bank to fund a draw on our line does not negate the obligation of the other banks to fund their pro-rata shares.

In 2012, three loans relating to two of our Unconsolidated Joint Venture properties mature. The $181.1 million Westfarms loan, $142.9 million at our beneficial share, matures in July 2012 and is prepayable without penalty in April 2012. Currently the loan is fixed at 6.10%. The $116.3 million Sunvalley loan, $58.2 million at our beneficial share, matures in November 2012. Currently the loan is fixed at 5.67%. The $30 million Taubman Land Associates (Sunvalley entity) loan, $15 million at our beneficial share, also matures in November 2012. Currently the loan is swapped to an effective rate of 5.95% until maturity. We expect to refinance these loans at rates under 5% and expect our share of excess proceeds on these loans to be in excess of $100 million.

Summaries of 2011 Capital, Debt and Equity Activities and Transactions

In December 2011, we acquired The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village for $560 million. The consideration for the properties consisted of the assumption of $206 million of debt, $281 million in installment notes, and the issuance of 1.3 million of Operating Partnership units (see "Results of Operations - Acquisitions").

In November and December 2011, titles to The Pier Shops and Regency Square, respectively, were transferred to their respective mortgage lenders and we were relieved of $207.2 million of debt obligations plus accrued interest associated with the properties (see "Results of Operations - Dispositions/Discontinued Operations").

In December 2011, Taubman Asia acquired a 90% controlling interest in a Beijing-based retail real estate consultancy company. Under the terms of the agreement, the total consideration for the transaction was $23.7 million (see "Results of Operations - Acquisitions").

In addition, see "Results of Operations - Other Equity Transactions" for information regarding the redemption of the Operating Partnership's Series F Preferred Equity and the equity offering of 2.0 million common shares in October 2011 and June 2011, respectively. Also, see "Results of Operations - Debt Transactions" for a summary of debt financings in 2011.

Operating Activities

Our net cash provided by operating activities was $270.2 million in 2011, compared to $264.6 million in 2010 and $235.6 million in 2009. See “Results of Operations” for descriptions of 2011, 2010, and 2009 transactions affecting operating cash flow.

Investing Activities

Net cash used in investing activities was $368.3 million in 2011, compared to $44.8 million used in 2010. In 2009, investing activities provided $6.3 million. Additions to properties in 2011 included the purchase of the space vacated by Saks Fifth Avenue at Cherry Creek, costs of the expansion at Short Hills, anchor replacement costs at Willow Bend, tenant allowances at existing centers, and other capital items. Additions to properties in 2010 related primarily to tenant allowances at existing centers and other capital items. Additions to properties in 2009 included tenant allowances and asset replacement costs at existing centers, site improvements, and other capital items. A tabular presentation of 2011 and 2010 capital spending is shown in “Capital Spending.”

In 2011, Taubman Asia invested $20.9 million for an interest in the Hanam project with Shinsegae (see "Results of Operations - Taubman Asia"). In 2009, the $54.3 million contribution made related to our acquisition of a 25% interest in The Mall at Studio City was returned to us when our agreements terminated because the financing for the project was not completed. Net proceeds from sales of peripheral land were $3.7 million and $3.1 million in 2011 and 2010, respectively. The timing of land sales is variable and proceeds from land sales can vary significantly from period to period. Additions to restricted cash in 2011 include cash drawn from our line of credit that was used in February 2012 to repay the $281.5 million of installment notes that were issued as part of the consideration for the acquired centers (see "Results of Operations - Acquisitions"). In 2011, $11.5 million was paid related the acquisition of TCBL (see "Results of Operations - Acquisitions"). During 2010 and 2009, we issued $2.9 million and $7.2 million in notes receivable, respectively, and in 2011, 2010 and 2009 received $1.5 million, $1.6 million, and $4.5 million in repayment, respectively. The notes receivable in 2009 represent amounts issued to fund the noncontrolling partner’s share of a settlement at Westfarms that was paid in December 2009 (see "Note 5 - Investment in Unconsolidated Joint Ventures - Westfarms" to our consolidated financial statements). Contributions to Unconsolidated Joint Ventures in 2010 and 2009 included $3.6 million and $26.8 million to fund our share of the settlement at Westfarms.

Sources of cash used in funding these investing activities other than cash flows from operating activities included distributions from Unconsolidated Joint Ventures. Distribution in excess of income from Unconsolidated Joint Ventures provided $17.6 million in 2011, compared to $32.8 million in 2010 and $36.9 million in 2009. The amounts in 2011 and 2010 included $11.1 million and $21 million of excess proceeds from the Fair Oaks and Arizona Mills refinancings, respectively.

Financing Activities

Net cash provided by financing activities was $102.9 million in 2011 compared to $216.7 million used in 2010 and $284.9 million used in 2009. Proceeds from the issuance of debt, net of payments and issuance costs, were $193.8 million in 2011. Proceeds in 2011 include the cash drawn on our line of credit to cash collateralize the installment notes issued in connection with the acquisitions of centers in 2011 (see "Results of Operations - Acquisitions"). Payments of debt and issuance costs, net of proceeds from the issuance of debt, were $33.3 million in 2010, compared to $105.0 million in 2009. In 2011, $112.0 million was received from issuing new shares of common stock, net of offering costs. In addition, $2.6 million, $2.5 million and $14.7 million of proceeds were received in connection with incentive plans in 2011, 2010 and 2009, respectively. Total dividends and distributions paid were $210.6 million, $185.6 million, and $192.5 million in 2011, 2010, and 2009, respectively. Common dividends paid in 2010 include the special dividend paid in December 2010. Contributions from noncontrolling interests were $32.2 million in 2011, which included contributions to fund the paydown required with the International Plaza loan extension and the purchase of the space vacated by Saks Fifth Avenue at Cherry Creek. In 2011, the Operating Partnership's Series F Preferred Equity was redeemed for $27.0 million (see "Note 14 – Common and Preferred Stock and Equity of TRG").

Beneficial Interest in Debt

At December 31, 2011, the Operating Partnership's debt and its beneficial interest in the debt of its Consolidated Businesses and Unconsolidated Joint Ventures totaled $3,397.4 million, with an average interest rate of 4.82% excluding amortization of debt issuance costs and interest rate hedging costs. These costs are reported as interest expense in the results of operations. Beneficial interest in debt includes debt used to fund development and expansion costs. Beneficial interest in construction work in progress totaled $57.6 million as of December 31, 2011, which includes $3.0 million of assets on which interest is being capitalized. The following table presents information about our beneficial interest in debt as of December 31, 2011:

	Amount	Interest Rate Including Spread
	(in millions)
Fixed rate debt	$2,793.9	5.17%	(1)

Floating rate debt:
Swapped through October 2012	15.0	5.95%
Swapped through April 2018	137.5	4.10%
Swapped through August 2020	124.5	4.99%
	277.0	4.60%	(1)
Floating month to month	326.5	2.01%	(1)
Total floating rate debt	$603.5	3.20%	(1)

Total beneficial interest in debt	$3,397.4	4.82%	(1)

Amortization of financing costs (2)		0.18%
Average all-in rate		5.00%

(1)	Represents weighted average interest rate before amortization of financing costs.

(2)	Financing costs include debt issuance costs and costs related to interest rate agreements of certain fixed rate debt.

(3)	Amounts in table may not add due to rounding.

Sensitivity Analysis

We have exposure to interest rate risk on our debt obligations and interest rate instruments. We use derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. We routinely use cap, swap, and treasury lock agreements to meet these objectives. Based on the Operating Partnership's beneficial interest in floating rate debt in effect at December 31, 2011, a one percent increase or decrease in interest rates on this floating rate debt would decrease or increase cash flows and annual earnings by approximately $3.3 million, respectively. Based on our consolidated debt and interest rates in effect at December 31, 2011, a one percent increase in interest rates would decrease the fair value of debt by approximately $94.7 million, while a one percent decrease in interest rates would increase the fair value of debt by approximately $99.8 million.

Contractual Obligations

In conducting our business, we enter into various contractual obligations, including those for debt, capital leases for property improvements, operating leases for land and office space, purchase obligations (primarily for construction), and other long-term commitments. Detail of these obligations as of December 31, 2011 for our consolidated businesses, including expected settlement periods, is contained below:

	Payments due by period
	Total	Less than 1 year (2012)	1-3 years (2013-2014)	3-5 years (2015-2016)	More than 5 years (2017+)
	(in millions)
Debt (1) (2)	$3,136.1	$302.4	$650.1	$1,668.6	$515.0
Interest payments (1)	648.8	148.1	254.8	133.7	112.3
Operating leases	437.6	11.3	21.1	14.3	391.0
Purchase obligations:
Planned capital spending (3)	128.7	128.7
Other purchase obligations (4)	14.4	3.8	7.1	2.4	1.3
Other long-term liabilities and commitments (5)	62.1	1.2	2.5	3.0	55.4
Total	$4,427.9	$595.4	$935.5	$1,822.0	$1,075.0

(1)
The settlement periods for debt do not consider extension options. Amounts relating to interest on floating rate debt are calculated based on the debt balances and interest rates as of December 31, 2011. Debt excludes $9.5 million in unamortized debt premiums related to the acquisitions of The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village.

(2)	Includes $281.5 million of installment notes repaid in February 2012 using restricted cash funded by our line of credit in December 2011.

(3)	In 2012, $75 million will be paid upon opening of City Creek Center.

(4)	Excludes purchase agreements with cancellation provisions of 90 days or less.

(5)	Other long-term liabilities consist of various accrued liabilities, most significantly assessment bond obligations and long-term incentive compensation.

(6)	Amounts in this table may not add due to rounding.

Loan Commitments and Guarantees

Certain loan agreements contain various restrictive covenants, including a minimum net worth requirement, a maximum payout ratio on distributions, a minimum debt yield ratio, a minimum fixed charges coverage ratio, minimum interest coverage ratios, and a maximum leverage ratio, the latter being the most restrictive. We are in compliance with all of our covenants and loan obligations as of December 31, 2011. The maximum payout ratio on distributions covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain our tax status, pay preferred distributions, and for distributions related to the sale of certain assets. See “Note 8 – Notes Payable – Debt Covenants and Guarantees” to our consolidated financial statements for more details on loan guarantees.

Cash Tender Agreement and Other

A. Alfred Taubman has the annual right to tender units of partnership interest in the Operating Partnership and cause us to purchase the tendered interests at a purchase price based on a market valuation of TCO on the trading date immediately preceding the date of the tender. See “Note 15 – Commitments and Contingencies – Cash Tender” to our consolidated financial statements for more details.

As part of the consideration for the acquisition of The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village, 1.3 million Operating Partnership units were issued (see "Results of Operations - Acquisitions"). The partnership units will become eligible to be converted into common shares after one year. Prior to this date, holders will have the ability to put the units back to us at the lesser of the current market price of TCO's common stock or $55 per share.

Capital Spending

City Creek Center

City Creek Center, a mixed-use project in Salt Lake City, Utah, will include a 0.7 million square foot retail component anchored by Macy’s and Nordstrom. The center will open in March 2012. We are currently providing development and leasing services and will be the manager for the retail space, which we own subject to a long-term participating lease. City Creek Reserve, Inc. (CCRI), an affiliate of the LDS Church, is the participating lessor and is providing all of the construction financing. We own 100% of the leasehold interest in the retail buildings and property. CCRI has an option to purchase our interest at fair value at various points in time over the term of the lease. We expect an approximately 11% to 12% return on our approximately $76 million investment at stabilization, of which $75 million will be paid to CCRI upon opening of the retail center. As required, we have issued to CCRI a $25 million letter of credit, which will remain in place until the $75 million is paid. As of December 31, 2011, the capitalized cost of this project was approximately $0.1 million. Leasing of retail tenant space is about 92% committed.

New Developments

We believe we are in the final stages of pre-development for three projects: two new regional malls in Sarasota, Florida and San Juan, Puerto Rico and a new outlet mall in the St. Louis, Missouri area, and we expect to begin construction in 2012 for all three projects. We anticipate our share of project costs to be at least $500 million. We will provide additional detail on expected costs, returns and anchors once construction begins. We expect to finance these projects using our lines of credit and construction loans.

In 2010, we formed a joint venture to seek development sites for outlets. Taubman will hold a 90% ownership interest in the joint venture for any projects that move forward.

2011 and 2010 Capital Spending

Capital spending for routine maintenance of the shopping centers is generally recovered from tenants. Capital spending during 2011, excluding acquisitions, is summarized in the following table:

	2011 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
Existing centers:
Projects with incremental GLA or anchor replacement (2)	$24.3	$19.3
Projects with no incremental GLA and other	6.8	5.8	$3.3	$1.7
Mall tenant allowances (3)	31.9	29.8	11.5	6.6
Asset replacement costs reimbursable by tenants	11.6	10.3	7.1	4.1
Corporate office improvements, equipment, and other	1.3	1.3

Total	$76.0	$66.5	$21.9	$12.4

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

(2)	Includes costs to acquire the building that was vacated by Saks Fifth Avenue at Cherry Creek in March 2011, costs of the expansion of Short Hills, and anchor replacement costs at Willow Bend.

(3)	Excludes initial lease-up costs.

(4)	Amounts in this table may not add due to rounding.

The following table presents a reconciliation of the Consolidated Businesses’ capital spending shown above (on an accrual basis) to additions to properties (on a cash basis) as presented in our Consolidated Statement of Cash Flows for the year ended December 31, 2011:

(in millions)
Consolidated Businesses’ capital spending	$76.0
Differences between cash and accrual basis	(6.7)
Additions to properties	$69.4

Capital spending during 2010 is summarized in the following table:

	2010 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
Existing Centers:
Projects with incremental GLA	$15.2	$15.2
Projects with no incremental GLA and other	4.2	4.0	$2.4	$1.2
Mall tenant allowances (2)	43.4	40.6	1.7	0.9
Asset replacement costs reimbursable by tenants	16.0	14.3	6.4	3.6
Corporate office improvements, equipment, and other	1.3	1.3
Total	$80.0	$75.5	$10.5	$5.7

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

(2)	Excludes initial lease-up costs.

(3)	Amounts in this table may not add due to rounding.

The Operating Partnership's share of mall tenant allowances per square foot leased, committed under contracts during the year, excluding expansion space and new developments, was $23.80 in 2011 and $37.56 in 2010. Excluding allowances for a new theater and the repositioning and rebranding of certain centers, including a substantial number of luxury tenants, the Operating Partnership’s share of mall tenant allowances per square foot leased, committed under contracts during 2010, excluding expansion space and new developments, was $16.71. In addition, the Operating Partnership's share of capitalized leasing and tenant coordination costs excluding new developments was $7.8 million and $8.4 million in 2011 and 2010, respectively, or $6.03 and $7.10, in 2011 and 2010, respectively, per square foot leased.

Planned Capital Spending

The following table summarizes planned capital spending for 2012:

	2012 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
New development projects (2)	$75.0	$75.0
Existing centers
Projects with incremental GLA or anchor replacement	9.5	9.5	$0.1
Projects with no incremental GLA and other	9.6	6.4	0.2	$0.1
Mall tenant allowances	15.6	14.4	4.0	2.3
Asset replacement costs recoverable by tenants	16.3	14.7	17.7	9.6
Corporate office improvements, technology, and equipment	2.7	2.7
Total	$128.7	$122.8	$21.9	$12.0

(1)	Costs are net of intercompany profits.

(2)	Represents the amount due on opening of City Creek Center.

(3)	Amounts in this table may not add due to rounding.

These estimates for planned capital spending do not include any amounts for the three centers expected to begin construction in 2012. We will update our planned capital spending when the projects' budgets are finalized and timing of expenditures are determined. In addition, estimates of capital spending will change as new projects are approved by our board of directors.

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

On December 9, 2011, we declared a quarterly dividend of $0.45 per common share, $0.50 per share on our 8% Series G Preferred Stock, and $0.4765625 on our 7.625% Series H Preferred Stock, all of which were paid on December 30, 2011 to shareowners of record on December 19, 2011.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the Company’s fourth quarter 2011 evaluation of such internal control that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION.

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this item is hereby incorporated by reference to the material appearing in the 2012 Proxy Statement under the captions “Proposal 1 – Election of Directors,” “Board Matters – Committees of the Board,” "Board Matters – Corporate Governance,” “Executive Officers,” and “Additional Information – Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. EXECUTIVE COMPENSATION.

The information required by this item is hereby incorporated by reference to the material appearing in the 2012 Proxy Statement under the captions "Board Matters – Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Named Executive Officer Compensation Tables.”

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the Company’s current and prior equity compensation plans as of December 31, 2011:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders:
The Taubman Company 2008 Omnibus Long-Term Incentive Plan: (1)				3,169,407	(1)
Options	200,521	$16.01
Performance Share Units (2)	978,453		(3)
Restricted Share Units	605,927		(3)
1992 Incentive Option Plan (4)	1,121,469	40.91
	2,906,370			3,169,407
Equity compensation plan not approved by security holders -
Non-Employee Directors’ Deferred Compensation Plan (5)	69,507		(6)		(7)
	2,975,877	$37.13		3,169,407

(1)
Under The Taubman Company 2008 Omnibus Long-Term Incentive Plan (as amended), directors, officers, employees, and other service providers of the Company may receive restricted shares, restricted share units, restricted units of limited partnership in TRG (“TRG Units”), restricted TRG Units, options to purchase common stock or TRG Units, share appreciation rights, unrestricted shares of common stock or TRG Units, and other awards to acquire up to an aggregate of 8,500,000 shares of common stock or TRG Units. No further awards will be made under the 1992 Incentive Option Plan.

(2)
Amount represents 326,151 performance share units (PSU) at their maximum payout ratio of 300%. This amount may overstate dilution to the extent actual performance is different than such assumption. The actual number of PSU that may ultimately vest will range from 0 – 300% based on the Company’s market performance relative to that of a peer group.

(3)	Excludes restricted stock units and performance share units issued under the Omnibus Plan because they are converted into common stock on a one-for-one basis at no additional cost.

(4)
Under the 1992 Incentive Option Plan, employees received TRG Units upon the exercise of their vested options, and each TRG Unit generally will be converted into one share of common stock under the Continuing Offer. Excludes 871,262 deferred units, the receipt of which were deferred by Robert S. Taubman at the time he exercised options in 2002; the options were initially granted under TRG's 1992 Incentive Option Plan (See “Note 13 – Share Based Compensation and Other Employee Plans” to our consolidated financial statements included at Item 15 (a) (1)).

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is hereby incorporated by reference to the information appearing in the 2012 Proxy Statement under the caption “Related Person Transactions,” and "Proposal 1 – Election of Directors – Director Independence.”

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is hereby incorporated by reference to the material appearing in the 2012 Proxy Statement under the caption “Audit Committee Disclosure.”

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

15(a)(1)	The following financial statements of Taubman Centers, Inc. and the Reports of Independent Registered Public Accounting Firm thereon are filed with this report:

	TAUBMAN CENTERS, INC.	Page
	Management's Annual Report on Internal Control Over Financial Reporting	F-2
	Reports of Independent Registered Public Accounting Firm	F-3
	Consolidated Balance Sheet as of December 31, 2011 and 2010	F-5
	Consolidated Statement of Operations and Comprehensive Income for the years ended December 31, 2011, 2010, and 2009	F-6
	Consolidated Statement of Changes in Equity for the years ended December 31 2011, 2010, and 2009	F-7
	Consolidated Statement of Cash Flows for the years ended December 31, 2011, 2010, and 2009	F-8
	Notes to Consolidated Financial Statements	F-9

15(a)(2)	The following is a list of the financial statement schedules required by Item 15(d):

TAUBMAN CENTERS, INC.
	Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2011, 2010, and 2009	F-46
	Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2011	F-47

15(a)(3)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
3.1	Restated By-Laws of Taubman Centers, Inc.	8-K		3.1	December 16, 2009
3.2	Amended and Restated Articles of Incorporation of Taubman Centers, Inc.	10-Q	September 30, 2011	3.1
4.1	Loan Agreement dated as of January 15, 2004 among La Cienega Associates, as Borrower, Column Financial, Inc., as Lender.	10-Q	March 31, 2004	4
4.2	Assignment of Leases and Rents, La Cienega Associates, Assignor, and Column Financial, Inc., Assignee, dated as of January 15, 2004.	10-Q	March 31, 2004	4
4.3	Leasehold Deed of Trust, with Assignment of Leases and Rents, Fixture Filing, and Security Agreement, dated as of January 15, 2004, from La Cienega Associates, Borrower, to Commonwealth Land Title Company, Trustee, for the benefit of Column Financial, Inc., Lender.	10-Q	March 31, 2004	4
4.4	Amended and Restated Promissory Note A-1, dated December 14, 2005, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company.	8-K		4.1	December 16, 2005
4.5	Amended and Restated Promissory Note A-2, dated December 14, 2005, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company.	8-K		4.2	December 16, 2005
4.6	Amended and Restated Promissory Note A-3, dated December 14, 2005, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company.	8-K		4.3	December 16, 2005

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
4.7	Amended and Restated Mortgage, Security Agreement and Fixture Filings, dated December 14, 2005 by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company.	8-K		4.4	December 16, 2005
4.8	Amended and Restated Assignment of Leases, dated December 14, 2005, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company.	8-K		4.5	December 16, 2005
4.9	Third Amended and Restated Secured Revolving Credit Agreement, dated as of November 1, 2007, by and among Dolphin Mall Associates Limited Partnership, Fairlane Town Center LLC and Twelve Oaks Mall, LLC, as Borrowers, Eurohypo AG, New York Branch, as Administrative Agent and Lead Arranger, and the various lenders and agents on the signature pages thereto.	10-Q	September 30, 2011	4.1
4.10	Fourth Amended and Restated Mortgage, Assignment of Leases and Rents and Security Agreement, dated as of July 29, 2011, by and between Dolphin Mall Associates LLC and Eurohypo AG, New York Branch, as Administrative Agent.	10-Q	September 30, 2011	4.2
4.11	Third Amended and Restated Mortgage, dated as of July 29, 2011, by and between Fairlane Town Center LLC and Eurohypo AG, New York Branch, as Administrative Agent.	10-Q	September 30, 2011	4.3
4.12	Third Amended and Restated Mortgage, dated as of July 29, 2011, by and between Twelve Oaks Mall, LLC and Eurohypo AG, New York Branch, as Administrative Agent.	10-Q	September 30, 2011	4.4
4.13	Guaranty of Payment, dated as of July 29, 2011, by and among The Taubman Realty Group Limited Partnership, Dolphin Mall Associates LLC, Fairlane Town Center LLC and Twelve Oaks Mall, LLC.	10-Q	September 30, 2011	4.5
4.14	Amended and Restated Mortgage, Security Agreement and Fixture Filing, dated as of November 4, 2011, by Tampa Westshore Associates Limited Partnership, in favor of Metropolitan Life Insurance Company. .	8-K		4.1	November 9, 2011
4.14.1	Assignment of Leases, dated as of November 4, 2011, by Tampa Westshore Associates Limited Partnership (Assignor), a Delaware limited partnership, in favor of Metropolitan Life Insurance Company.	8-K		4.2	November 9, 2011
4.14.2	Guaranty Agreement, dated as of November 4, 2011, by The Taubman Realty Group Limited Partnership, in favor of Metropolitan Life Insurance Company.	8-K		4.3	November 9, 2011
*10.1	The Taubman Realty Group Limited Partnership 1992 Incentive Option Plan, as Amended and Restated Effective as of September 30, 1997.	10-K	December 31, 1997	10(b)
*10.1.1	First Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Option Plan as Amended and Restated Effective as of September 30, 1997.	10-K	December 31, 2001	10(b)
*10.1.2	Second Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated Effective as of September 30, 1997.	10-K	December 31, 2004	10(c)

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
*10.1.3	Third Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated Effective as of September 30, 1997.	10-K	December 31, 2004	10(d)
*10.1.4	Fourth Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated Effective as of September 30, 1997.	10-Q	March 31, 2007	10(a)
*10.1.5	The Form of The Taubman Realty Group Limited Partnership 1992 Incentive Option Plan Option Agreement.	10-K	December 31, 2004	10(e)
10.2	Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager.	10-K	December 31, 1992	10(f)
10.2.1	First Amendment to the Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager, dated September 30, 1998.	10-K	December 31, 2008	10(au)
10.2.2	Second Amendment to the Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager, dated December 23, 2008.	10-K	December 31, 2008	10(an)
10.3
Amended and Restated Cash Tender Agreement among Taubman Centers, Inc., The Taubman Realty Group Limited Partnership, and A. Alfred Taubman, A. Alfred Taubman, acting not individually but as Trustee of the A. Alfred Taubman Restated Revocable Trust, and TRA Partners.
		10-Q	June 30, 2000	10(a)
*10.4	Supplemental Retirement Savings Plan.	10-K	December 31, 1994	10(i)
*10.4.1	First Amendment to The Taubman Company Supplemental Retirement Savings Plan, dated December 12, 2008 (revised for Code Section 409A compliance).	10-K	December 31, 2008	10(aq)
*10.5	Employment Agreement between The Taubman Company Limited Partnership and Lisa A. Payne.	10-Q	March 31, 1997	10
*10.5.1	Amendment to Employment Agreement, dated December 22, 2008, for Lisa A. Payne (revised for Code Section 409A compliance).	10-K	December 31, 2008	10(at)
*10.6
Amended and Restated Change of Control Employment Agreement, dated December 18, 2008, by and among the Company, Taubman Realty Group Limited Partnership, and Lisa A. Payne (revised for Code Section 409A compliance).
		10-K	December 31, 2008	10(o)
*10.6.1	Form of Amended and Restated Change of Control Employment Agreement, dated December 18, 2008 (revised for Code Section 409A compliance).	10-K	December 31, 2008	10(p)
*10.6.2	Amendment to The Taubman Centers, Inc. Change of Control Severance Program, dated December 12, 2008 (revised for Code Section 409A compliance).	10-K	December 31, 2008	10(ar)
10.7	Second Amended and Restated Continuing Offer, dated as of May 16, 2000.	10-Q	June 30, 2000	10(b)
10.8	The Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership dated September 30, 1998.	10-Q	September 30, 1998	10

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
10.8.1	Annex to Second Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership.	10-K	December 31, 2009	10(s)
10.8.2	Annex II to Second Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership.	10-K	December 31, 1999	10(p)
10.8.3	Annex III to The Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership, dated as of May 27, 2004.	10-Q	June 30, 2004	10(c)
10.8.4	First Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership effective as of September 30, 1998.	10-K	December 31, 2009	10(v)
10.8.5	Second Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership effective as of September 3, 1999.	10-Q	September 30, 1999	10(a)
10.8.6	Third Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership, dated May 2, 2003.	10-Q	June 30, 2003	10(a)
10.8.7	Fourth Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership, dated December 31, 2003.	10-K	December 31, 2003	10(x)
10.8.8	Fifth Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership, dated February 1, 2005.	8-K		10.1	February 7, 2005
10.8.9	Sixth Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership, dated March 29, 2006.	10-Q	March 31, 2006	10
10.8.10	Seventh Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership, dated December 14, 2007.	10-K	December 31, 2007	10(z)
10.8.11	Eighth Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership, dated December 21, 2011.					X
10.8.12	Ninth Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership, dated December 30, 2011.					X
*10.9	The Taubman Realty Group Limited Partnership and The Taubman Company LLC Election and Option Deferral Agreement, as Amended and Restated Effective as of January 27, 2011	10-Q	March 31, 2011	10(b)
10.10	Operating Agreement of Taubman Land Associates, a Delaware Limited Liability Company, dated October 20, 2006.	10-K	December 31, 2006	10(ab)
10.11	Amended and Restated Agreement of Partnership of Sunvalley Associates, a California general partnership.	10-Q/A	June 30, 2002	10(a)

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
*10.12	Summary of Compensation for the Board of Directors of Taubman Centers, Inc., effective January 1, 2011.	10-Q	March 31, 2011	10(a)
*10.13	The Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan.	8-K		10	May 18, 2005
*10.13.1	The Form of The Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan.	8-K		10	May 18, 2005
*10.13.2	First Amendment to the Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan.	10-Q	June 30, 2008	10(c)
*10.13.3	Form of Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan Amendment Agreement (revised for Code Section 409A compliance).	10-K	December 31, 2008	10(ap)
*10.14	Amended and Restated Limited Liability Company Agreement of Taubman Properties Asia LLC, a Delaware Limited Liability Company.	10-Q	June 30, 2008	10(a)
*10.15	The Taubman Company 2008 Omnibus Long-Term Incentive Plan, as amended and restated as of May 21, 2010.	DEF 14		A	March 31, 2010
*10.15.1	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Restricted Share Unit Award Agreement.	8-K		10(a)	March 10, 2009
*10.15.2	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Option Award Agreement.	8-K		10(b)	March 10, 2009
*10.15.3	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Restricted and Performance Share Unit Award Agreement.	8-K		10(c)	March 10, 2009
*10.16	The Form of Fair Competition Agreement, by and between the Company and various officers of the Company.	10-Q	September 30, 2009	10(a)
10.17	Acquisition Agreement between Davis Street Land Company of Tennessee, L.L.C., as Trustee of The Green Hills Mall Trust, Davis Street Land Company of Tennessee II, L.L.C., as Trustee of GH II Trust, Gardens SPE II, LLC, and El Paseo Land Company, L.L.C and The Taubman Realty Group Limited Partnership dated September 30, 2011.	10-Q	September 30, 2011	4.6
10.17.1
First Amendment to the Acquisition Agreement between Davis Street Land Company of Tennessee, L.L.C., as Trustee of The Green Hills Mall Trust, Davis Street Land Company of Tennessee II, L.L.C., as Trustee of GH II Trust, Gardens SPE II, LLC, and El Paseo Land Company, L.L.C and The Taubman Realty Group Limited Partnership, dated December 21, 2011
X
12	Statement Re: Computation of Taubman Centers, Inc. Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.					X
21	Subsidiaries of Taubman Centers, Inc.					X
23	Consent of Independent Registered Public Accounting Firm.					X
31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
99.1	Debt Maturity Schedule.					X
99.2	Real Estate and Accumulated Depreciation Schedule of the Unconsolidated Joint Ventures of The Taubman Realty Group Limited Partnership.					X
101.INS	XBRL Instance Document**					X
101.SCH	XBRL Taxonomy Extension Schema Document**					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**					X
*	A management contract or compensatory plan or arrangement required to be filed.
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

The management of Taubman Centers, Inc. is required to assess the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. Management bases this assessment of the effectiveness of its internal control on recognized control criteria, the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has completed its assessment as of December 31, 2011.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 excluded internal controls of Taubman TCBL, acquired by the Company in December 2011 (see Note 2 to the Company’s consolidated financial statements.) The assets and owners’ equity of the acquired business were $26 million and $24 million at December 31, 2011, respectively. The acquisition of Taubman TCBL had an immaterial impact on the Company’s consolidated net income during the year ended December 31, 2011.

Based on its assessment, management believes that Taubman Centers, Inc. maintained effective internal control over financial reporting as of December 31, 2011. The independent registered public accounting firm, KPMG LLP, that audited the financial statements included in this annual report have issued their report on the Company’s system of internal control over financial reporting, also included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareowners
Taubman Centers, Inc.:

We have audited the accompanying consolidated balance sheet of Taubman Centers, Inc. (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules listed in the Index at Item 15(a)(2). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Taubman Centers, Inc. as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Taubman Centers, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2012 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP
Chicago, Illinois
February 24, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareowners
Taubman Centers, Inc.:

We have audited Taubman Centers, Inc.'s (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Taubman Centers, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

    A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

    In our opinion, Taubman Centers, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2011 excluded internal controls of Taubman TCBL, acquired by the Company in December 2011. The assets and owners' equity of the acquired business were $26 million and $24 million at December 31, 2011, respectively. The acquisition of Taubman TCBL had an immaterial impact on the Company's consolidated net income during the year ended December 31, 2011. Our audit of internal control over financial reporting of Taubman Centers, Inc. also excluded an evaluation of the internal control over financial reporting of Taubman TCBL.

    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 24, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Chicago, Illinois
February 24, 2012

TAUBMAN CENTERS, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	December 31 2011		December 31 2010
Assets:
Properties (Notes 4 and 8)	$4,020,954		$3,528,297
Accumulated depreciation and amortization	(1,271,943)		(1,199,247)
	$2,749,011		$2,329,050
Investment in Unconsolidated Joint Ventures (Note 5)	75,582		77,122
Cash and cash equivalents	24,033		19,291
Restricted cash (Notes 2 and 8)	295,318	—	7,599
Accounts and notes receivable, less allowance for doubtful accounts of $3,303 and $7,966 in 2011 and 2010 (Note 6)	59,990		49,906
Accounts receivable from related parties (Note 12)	1,418		1,414
Deferred charges and other assets (Note 7)	131,440		62,491
Total Assets	$3,336,792		$2,546,873

Liabilities:
Mortgage notes payable (Note 8)	$2,864,135		$2,656,560
Installment notes (Notes 2 and 8)	281,467
Accounts payable and accrued liabilities	255,146		247,895
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures (Note 5)	192,257		170,329
	$3,593,005		$3,074,784
Commitments and contingencies (Notes 4, 8, 9, 10, 11, 13, and 15)

Redeemable noncontrolling interests (Note 9)	$84,235

Equity:
Taubman Centers, Inc. Shareowners’ Equity (Note 14):
Series B Non-Participating Convertible Preferred Stock, $0.001 par and liquidation value, 40,000,000 shares authorized, 26,461,958 and 26,233,126 shares issued and outstanding at December 31, 2011 and 2010	$26		$26
Series G Cumulative Redeemable Preferred Stock, 4,000,000 shares authorized, no par, $100 million liquidation preference, 4,000,000 shares issued and outstanding at December 31, 2011 and 2010
Series H Cumulative Redeemable Preferred Stock, 3,480,000 shares authorized, no par, $87 million liquidation preference, 3,480,000 shares issued and outstanding at December 31, 2011 and 2010
Common Stock, $0.01 par value, 250,000,000 shares authorized, 58,022,475 and 54,696,054 shares issued and outstanding at December 31, 2011 and 2010	580		547
Additional paid-in capital	673,923		589,881
Accumulated other comprehensive income (loss) (Note 10)	(27,613)		(14,925)
Dividends in excess of net income	(863,040)		(939,290)
	$(216,124)		$(363,761)
Noncontrolling interests (Note 9)	(124,324)		(164,150)
	$(340,448)		$(527,911)
Total Liabilities and Equity	$3,336,792		$2,546,873

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Year Ended December 31
	2011	2010	2009
Revenues:
Minimum rents	$342,612	$327,580	$327,033
Percentage rents	20,358	13,063	10,710
Expense recoveries	229,313	225,079	233,957
Management, leasing, and development services	25,551	16,109	21,179
Other	27,084	44,596	44,579
	$644,918	$626,427	$637,458
Expenses:
Maintenance, taxes, utilities, and promotion	$179,092	$177,703	$186,397
Other operating	67,301	57,354	49,035
Management, leasing, and development services	11,955	8,258	7,862
General and administrative	31,598	30,234	27,858
Restructuring charge (Note 12)			2,512
Acquisition costs (Note 2)	5,295
Interest expense	122,277	132,362	131,558
Depreciation and amortization	132,707	145,271	136,505
	$550,225	$551,182	$541,727
Nonoperating income	1,252	2,683	567
Impairment loss on marketable securities (Note 17)			(1,666)

Income from continuing operations before income tax expense and equity in income of Unconsolidated Joint Ventures	$95,945	$77,928	$94,632
Income tax expense (Note 3)	(610)	(734)	(1,657)
Equity in income of Unconsolidated Joint Ventures (Note 5)	46,064	45,412	11,488
Income from continuing operations	$141,399	$122,606	$104,463
Discontinued operations (Note 2):
Gains on extinguishment of debt	174,171
Impairments (Note 17)			(166,680)
Other discontinued operations	(28,172)	(20,279)	(16,944)
	145,999	(20,279)	(183,624)
Net income (loss)	$287,398	$102,327	$(79,161)
Income from continuing operations attributable to noncontrolling interests (Note 9)	(50,218)	(45,053)	(40,416)
(Income) loss from discontinued operations attributable to noncontrolling interests (Note 9)	(44,309)	6,594	66,065
Net income (loss) attributable to Taubman Centers, Inc.	$192,871	$63,868	$(53,512)
Distributions to participating securities of TRG (Note 13)	(1,536)	(1,635)	(1,560)
Preferred stock dividends (Note 14)	(14,634)	(14,634)	(14,634)
Net income (loss) attributable to Taubman Centers, Inc. common shareowners	$176,701	$47,599	$(69,706)

Net income (loss)	$287,398	$102,327	$(79,161)
Other comprehensive income (Note 10):
Unrealized gain (loss) on interest rate instruments and other	(20,583)	18,240	8,227
Reclassification adjustment for amounts recognized in net income:
Impairment loss on marketable securities			1,666
Other	1,215	1,260	1,262
Comprehensive income (loss)	$268,030	$121,827	$(68,006)
Comprehensive (income) loss attributable to noncontrolling interests	(74,856)	(48,490)	19,829
Comprehensive income (loss) attributable to Taubman Centers, Inc.	$193,174	$73,337	$(48,177)

Basic earnings (loss) per common share (Note 16):
Continuing operations	$1.32	$1.12	$0.90
Discontinued operations	1.79	(0.25)	(2.21)
Total basic earnings per common share	$3.11	$0.87	$(1.31)

Diluted earnings (loss) per common share (Note 16):
Continuing operations	$1.29	$1.11	$0.89
Discontinued operations	1.74	(0.25)	(2.19)
Total diluted earnings per common share	$3.03	$0.86	$(1.30)

Weighted average number of common shares outstanding – basic	56,899,966	54,569,618	53,239,279
See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(in thousands, except share data)

	Taubman Centers, Inc. Shareowners’ Equity
	Preferred Stock		Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Dividends in Excess of Net Income	Non-Redeemable Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2009	33,909,235	$26	53,018,987	$530	$556,145	$(29,778)	$(726,097)	$(61,034)	$(260,208)
Issuance of stock pursuant to Continuing Offer (Notes 13, 14, and 15)	(70,000)		84,762	1	(1)
Share-based compensation under employee and director benefit plans (Note 13)			1,217,837	12	24,322				24,334
Adjustments of noncontrolling interests (Note 9)					(483)			483
Dividend equivalents (Note 13)							(345)		(345)
Dividends and distributions							(104,712)	(65,810)	(170,522)
Net loss							(53,512)	(25,649)	(79,161)
Other comprehensive income (Note 10):
Unrealized gain on interest rate instruments and other						3,372		4,855	8,227
Reclassification adjustment for amounts recognized in net income
Impairment loss on marketable securities						1,117		549	1,666
Other						846		416	1,262
Balance, December 31, 2009	33,839,235	$26	54,321,586	$543	$579,983	$(24,443)	$(884,666)	$(146,190)	$(474,747)
Issuance of stock pursuant to Continuing Offer (Notes 13, 14, and 15)	(126,109)		126,116	1	(1)
Share-based compensation under employee and director benefit plans (Note 13)			248,352	3	10,887				10,890
Adjustments of noncontrolling interests (Note 9)					(988)	49		939
Dividend equivalents (Note 13)							(306)		(306)
Dividends and distributions							(118,186)	(67,468)	(185,654)
Net income (excludes $79 of net loss attributable to redeemable noncontrolling interests) (Note 9)							63,868	38,538	102,406
Other comprehensive income (Note 10):
Unrealized gain on interest rate instruments and other						8,617		9,623	18,240
Reclassification adjustment for amounts recognized in net income						852		408	1,260
Balance, December 31, 2010	33,713,126	$26	54,696,054	$547	$589,881	$(14,925)	$(939,290)	$(164,150)	$(527,911)
Issuance of common stock, net of offering costs (Note 14)			2,012,500	20	111,936				111,956
Issuance of equity for acquisition of properties (Note 2)	1,321,522	1							1
Issuance of stock pursuant to Continuing Offer (Notes 13, 14, and 15)	(1,092,690)	(1)	1,092,766	11	(10)
Redemption of Series F Preferred Equity (Note 14)								(27,000)	(27,000)
Share-based compensation under employee and director benefit plans (Note 13)			221,155	2	12,677				12,679
Adjustments of noncontrolling interests (Note 9)					(40,561)	449		40,421	309
Contributions from noncontrolling interests (excludes $794 of contributions attributable to redeemable noncontrolling interests) (Note 9)								31,417	31,417
Dividend equivalents (Note 13)							(113)		(113)
Dividends and distributions (excludes $66 of dividends attributable to redeemable noncontrolling interests)							(116,508)	(94,047)	(210,555)
Net income (excludes $739 of net loss attributable to redeemable noncontrolling interests) (Note 9)							192,871	95,266	288,137
Other comprehensive income (Note 10):
Unrealized loss on interest rate instruments and other						(13,980)		(6,603)	(20,583)
Reclassification adjustment for amounts recognized in net income						843		372	1,215
Balance, December 31, 2011	33,941,958	$26	58,022,475	$580	$673,923	$(27,613)	$(863,040)	$(124,324)	$(340,448)

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Year Ended December 31
	2011	2010	2009
Cash Flows From Operating Activities:
Net income (loss)	$287,398	$102,327	$(79,161)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization - continuing operations	132,707	145,271	136,505
Depreciation and amortization - discontinued operations	10,309	8,605	10,811
Impairment loss on marketable securities			1,666
Impairments			166,680
Provision for bad debts	2,032	3,363	2,081
Gains on sales of land and land-related rights	(519)	(2,218)
Gains on extinguishment of debt of discontinued operations	(174,171)
Other	13,142	11,216	11,281
Increase (decrease) in cash attributable to changes in assets and liabilities:
Receivables, restricted cash, deferred charges, and other assets	(21,211)	(21,805)	5,087
Accounts payable and other liabilities	20,479	17,849	(19,304)
Net Cash Provided By Operating Activities	$270,166	$264,608	$235,646

Cash Flows From Investing Activities:
Additions to properties	$(69,443)	$(72,152)	$(54,592)
Funding of development project (Note 7)	(20,882)
Refund of The Mall at Studio City escrow (Note 5)			54,334
Proceeds from sales of land	3,728	3,060
Additions to restricted cash (Notes 2 and 8)	(289,389)
Investment in TCBL (Note 2)	(11,523)
Issuances of notes receivable		(2,948)	(7,160)
Repayments of notes receivable	1,544	1,623	4,500
Contributions to Unconsolidated Joint Ventures	(875)	(7,261)	(28,718)
Distributions from Unconsolidated Joint Ventures in excess of income	17,639	32,836	36,903
Other	861		985
Net Cash Provided By (Used In) Investing Activities	$(368,340)	$(44,842)	$6,252

Cash Flows From Financing Activities:
Debt proceeds	$536,648	$213,500	$978
Debt payments	(334,017)	(243,885)	(106,026)
Debt issuance costs	(8,830)	(2,943)
Issuance of common stock, net of offering costs (Note 14)	111,956
Issuance of common stock and/or partnership units in connection with incentive plans (Notes 13 and 15)	2,593	2,532	14,737
Distributions to noncontrolling interests	(94,113)	(67,468)	(65,810)
Distributions to participating securities of TRG	(1,536)	(1,635)	(1,560)
Contributions from noncontrolling interests	32,211
Redemption of Series F preferred equity	(27,000)
Cash dividends to preferred shareowners	(14,634)	(14,634)	(14,634)
Cash dividends to common shareowners	(100,286)	(101,890)	(110,492)
Other	(76)	(228)	(2,103)
Net Cash Provided By (Used In) Financing Activities	$102,916	$(216,651)	$(284,910)

Net Increase (Decrease) In Cash and Cash Equivalents	$4,742	$3,115	$(43,012)

Cash and Cash Equivalents at Beginning of Year	19,291	16,176	59,188

Cash and Cash Equivalents at End of Year	$24,033	$19,291	$16,176
See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 –     Summary of Significant Accounting Policies

Organization and Basis of Presentation

General

Taubman Centers, Inc. (the Company or TCO) is a Michigan corporation that operates as a self-administered and self-managed real estate investment trust (REIT). The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG) is a majority-owned partnership subsidiary of TCO that owns direct or indirect interests in all of the company’s real estate properties. In this report, the term “Company" refers to TCO, the Operating Partnership, and/or the Operating Partnership's subsidiaries as the context may require. The Company engages in the ownership, management, leasing, acquisition, disposition, development, and expansion of regional and super-regional retail shopping centers and interests therein. The Company’s owned portfolio as of December 31, 2011 included 23 urban and suburban shopping centers in 11 states.

Taubman Properties Asia LLC and its subsidiaries (Taubman Asia), which is the platform for the Company’s expansion into China and South Korea, is headquartered in Hong Kong.

Dollar amounts presented in tables within the notes to the financial statements are stated in thousands, except share data or as otherwise noted. Certain reclassifications have been made to prior year amounts to conform with current year classifications. Expenses for promotion and advertising of shopping centers that were previously classified in Other Operating are now included in Maintenance, Taxes, Utilities, and Promotion Expense. Restricted Cash, which was previously classified in Deferred Charges and Other Assets, is now shown separately in the Consolidated Balance Sheet. Amounts for 2009 and 2010 have been reclassified to conform to the 2011 classification. Income statement amounts for properties disposed of have been reclassified to discontinued operations for all periods presented. In addition, certain income statement related disclosures in the accompanying footnotes exclude amounts that have been reclassified to discontinued operations.

Consolidation

The consolidated financial statements of the Company include all accounts of the Company, the Operating Partnership, and its consolidated subsidiaries, including The Taubman Company LLC (the Manager) and Taubman Asia. All intercompany transactions have been eliminated. The entities included in these consolidated financial statements are separate legal entities and maintain records and books of account separate from any other entity. However, inclusion of these separate entities in the consolidated financial statements does not mean that the assets and credit of each of these legal entities are available to satisfy the debts or other obligations of any other such legal entity included in the consolidated financial statements.

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

The Operating Partnership

At December 31, 2011, the Operating Partnership’s equity included two classes of preferred equity (Series G and H) and the net equity of the partnership unitholders (Note 14). Net income and distributions of the Operating Partnership are allocable first to the preferred equity interests, and the remaining amounts to the general and limited partners in the Operating Partnership in accordance with their percentage ownership. The Series G and Series H Preferred Equity are owned by the Company and are eliminated in consolidation.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2010 and 2009, the Operating Partnership’s equity included a third class of preferred equity (Series F). In October 2011, the Series F Preferred Equity was redeemed. The Series F Preferred Equity was owned by an institutional investor and accounted for as a noncontrolling interest of the Company (Note 9). See Note 14 for information related to the redemption.

The partnership equity of the Operating Partnership and the Company's ownership therein are shown below:

Year	TRG units outstanding at December 31	TRG units owned by TCO at December 31(1)	TRG units owned by noncontrolling interests at December 31	TCO's % interest in TRG at December 31	TCO's average interest in TRG
2011	84,502,883	58,022,475	26,480,408	69%	69%
2010	80,947,630	54,696,054	26,251,576	68	67
2009	80,699,271	54,321,586	26,377,685	67	67

(1)	There is a one-for-one relationship between TRG units owned by TCO and TCO common shares outstanding; amounts in this column are equal to TCO’s common shares outstanding as of the specified dates.

Outstanding voting securities of the Company at December 31, 2011 consisted of 26,461,958 shares of Series B Preferred Stock (Note 14) and 58,022,475 shares of Common Stock.

Revenue Recognition

Shopping center space is generally leased to tenants under short and intermediate term leases that are accounted for as operating leases. Minimum rents are recognized on the straight-line method. Percentage rent is accrued when lessees' specified sales targets have been met. For traditional net leases, where tenants reimburse the landlord for an allocation of reimbursable costs incurred, the Company recognizes revenue in the period the applicable costs are chargeable to tenants. For tenants paying a fixed common area maintenance charge (which typically includes fixed increases over the lease term), the Company recognizes revenue on a straight-line basis over the lease terms. Management, leasing, and development revenue is recognized as services are rendered, when fees due are determinable, and collectibility is reasonably assured. Fees for management, leasing, and development services are established under contracts and are generally based on negotiated rates, percentages of cash receipts, and/or actual costs incurred. Fixed-fee development services contracts are generally accounted for under the percentage-of-completion method, using cost to cost measurements of progress. Profits on real estate sales are recognized whenever (1) a sale is consummated, (2) the buyer has demonstrated an adequate commitment to pay for the property, (3) the Company’s receivable is not subject to future subordination, and (4) the Company has transferred to the buyer the risks and rewards of ownership. Other revenues, including fees paid by tenants to terminate their leases, are recognized when fees due are determinable, no further actions or services are required to be performed by the Company, and collectibility is reasonably assured. Taxes assessed by government authorities on revenue-producing transactions, such as sales, use, and value-added taxes, are primarily accounted for on a net basis on the Company’s income statement.

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

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with a maturity of 90 days or less at the date of purchase. Included in cash equivalents is $12.6 million and $9.0 million at December 31, 2011 and 2010, respectively, invested in a single investment company's money market fund, which are not insured or guaranteed by the FDIC or any other government agency.

The Company is required to escrow cash balances for specific uses stipulated by its lenders. As of December 31, 2011 and December 31, 2010, the Company’s restricted cash balances were $295.3 million and $7.6 million, respectively. In 2011 cash was drawn from the Company's line of credit primarily to collateralize the repayment of the $281.5 million installment notes that were issued for the acquisition of The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village (Note 2) and is classified within Restricted Cash on the Consolidated Balance Sheet.

Acquisitions

The Company recognizes the assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree at their fair values as of the acquisition date. The cost of acquiring a controlling ownership interest or an additional ownership interest (if not already consolidated) is allocated to the tangible assets acquired (such as land and building) and to any identifiable intangible assets based on their estimated fair values at the date of acquisition. The fair value of a property is determined on an “as-if-vacant” basis. Management considers various factors in estimating the "as-if-vacant" value including an estimated lease up period, lost rents and carrying costs. The identifiable intangible assets would include the estimated value of “in-place” leases, above and below market “in-place” leases, and tenant relationships. The portion of the purchase price that management determines should be allocated to identifiable intangible assets is amortized in depreciation and amortization or as an adjustment to rental revenue, as appropriate, over the estimated life of the associated intangible asset (for instance, the remaining life of the associated tenant lease). The Company records goodwill when the cost of an acquired entity exceeds the net of the amounts assigned to assets acquired and liabilities assumed. Acquisition-related costs, including due diligence costs, professional fees, and other costs to effect an acquisition, are expensed as incurred.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Charges and Other Assets

Direct financing costs are deferred and amortized on a straight-line basis, which approximates the effective interest method, over the terms of the related agreements as a component of interest expense. Direct costs related to successful leasing activities are capitalized and amortized on a straight-line basis over the lives of the related leases. Cash expenditures for leasing costs are recognized in the Statement of Cash Flows as operating activities. All other deferred charges are amortized on a straight-line basis over the terms of the agreements to which they relate. Goodwill is reviewed for impairment annually, or more frequently if events or circumstances indicate that the asset may be impaired. If relevant qualitative factors indicate that goodwill may be impaired, the Company evaluates whether the fair value of goodwill is less than its carrying amount. If the book value of goodwill exceeds its estimated fair value, an impairment test is performed to measure the amount of impairment loss, if any, to be recorded.

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

The Company has made Taxable REIT Subsidiary (TRS) elections for all of its corporate subsidiaries pursuant to section 856(I) of the Internal Revenue Code. The TRSs are subject to corporate level income taxes, including certain foreign income taxes for foreign operations, which are provided for in the Company’s financial statements.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Noncontrolling Interests

Noncontrolling interests in the Company are comprised of the ownership interests of (1) noncontrolling interests in the Operating Partnership and (2) the noncontrolling interests in joint ventures controlled by the Company through ownership or contractual arrangements. Consolidated net income and comprehensive income includes amounts attributable to the Company and the noncontrolling interests. Transactions that change the Company's ownership interest in a subsidiary are accounted for as equity transactions if the Company retains its controlling financial interest in the subsidiary. A gain or loss is recognized upon the deconsolidation of a subsidiary.
The Company evaluates whether noncontrolling interests are subject to any redemption features outside of the Company's control that would result in presentation outside of permanent equity pursuant to general accounting standards regarding the classification and measurement of redeemable equity instruments. Certain noncontrolling interests in the Operating Partnership and consolidated ventures of the Company qualify as redeemable noncontrolling interests (Note 9). To the extent such noncontrolling interests are currently redeemable or it is probable that they will eventually become redeemable, these interests are adjusted to the greater of their redemption value or their carrying value at each balance sheet date.

Discontinued Operations

The Company reclassifies to discontinued operations any material operations and gains or losses on disposal related to consolidated properties disposed of during the period. In 2011, the Company disposed of two centers and reported gains on the extinguishment of debt in the Statement of Operations and Comprehensive Income (Note 2).

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

No single retail company represents 10% or more of the Company's revenues. Although the Company does business in China, South Korea and Hong Kong, there are not yet any material revenues from customers or long-lived assets attributable to a country other than the United States of America.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 -	Acquisitions and Dispositions

Acquisitions

The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village

In December 2011, the Company acquired The Mall at Green Hills in Nashville, Tennessee, and The Gardens on El Paseo and El Paseo Village in Palm Desert, California from affiliates of Davis Street Properties, LLC. The consideration for the properties was $560 million, excluding transaction costs. The consideration consists of the assumption of approximately $206 million of debt, approximately $281.5 million in installment notes, and the issuance of 1.3 million Operating Partnership units. The assumed debt consists of three loans (see Note 8 for balances, stated interest rates, and maturity dates). The 1.3 million Operating Partnership units issued were determined based on a value of $55 per unit, which approximates the fair value due to restrictions on sale of these Operating Partnership units. See Note 9 for features of the Operating Partnership units. The installment notes bore interest at 3.125% and were paid in full in February 2012 (Note 8). As of December 31, 2011, the installment notes were secured by restricted cash funded by borrowings under the Company's line of credit, which was classified within Restricted Cash on the Consolidated Balance Sheet. All recipients of the Operating Partnership units acquired an equal number of shares of Series B Preferred Stock (Note 14).

The following table summarizes the preliminary allocation of the purchase price to the identifiable assets acquired and liabilities assumed at the dates of acquisition.

Allocation of purchase price
Properties:
Land	$74,200
Buildings, improvements, and equipment	468,936
Total additions to properties	$543,136
Deferred charges and other assets:
In-place leases	29,831
Total assets acquired	$572,967

Accounts payable and accrued liabilities:
Below market rents	$(3,377)
Mortgage notes payable:
Premium for above market interest rates	(9,590)
Total liabilities acquired	$(12,967)
Net assets acquired	$560,000

Revenue and net income of the acquired centers were immaterial for the partial period owned in December.

Unaudited Proforma Information

If the acquisitions had occurred on January 1, 2010, the Company's consolidated revenues and net income for the year ended December 31, 2011 would have been $678.4 million and $275.8 million, respectively, and the Company's consolidated revenues and net income for the year ended December 31, 2010 would have been $657.6 million and $87.9 million, respectively.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TCBL

In December 2011, Taubman Asia acquired a 90% controlling interest in a Beijing-based retail real estate consultancy company with more than 200 staff across seven offices in Mainland China. The new company is named Taubman TCBL and the total consideration for the transaction was $23.7 million. Taubman Asia paid approximately $11.5 million in cash and credited the noncontrolling owners with approximately $11.9 million of capital in the newly formed company. The $11.5 million in cash includes approximately $10.2 million that was lent in August 2011 by Taubman Asia to the noncontrolling partners. Upon closing, the loan and $0.3 million of accrued interest were converted to capital and the remaining balance was paid in cash. Substantially all of the purchase price was allocated to goodwill in Taubman TCBL. Revenues and net income of the acquired business were immaterial for the period owned in December 2011. The acquisition would not have had a material impact on the Company's 2011 and 2010 results had the acquisition occurred on January 1, 2010.

Purchase Price Allocations

For the preceding acquisitions, the Company has not yet finalized its allocations of the purchase prices to the tangible and identifiable intangible assets and liabilities acquired. The Company is awaiting certain valuation information for assets and liabilities acquired to complete its allocations. A final determination of the required purchase price allocations will be made during 2012.

Acquisition costs

During the year ended December 31, 2011, the Operating Partnership incurred expenses for the acquisition of The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village, and Taubman TCBL as discussed above. No acquisition costs were incurred during 2010 and 2009.

Dispositions

In November 2011, the mortgage lender for The Pier Shops at Caesars (The Pier Shops) completed the foreclosure on the property and title to the property was transferred to the mortgage lender. The Company has been relieved of $135 million of debt obligations plus accrued default interest associated with the property. As a result, a $126.7 million non-cash accounting gain was recognized on extinguishment of the debt obligation, representing the difference between the book value of the debt, interest payable and other obligations extinguished over the net book value of the property and other assets transferred as of the transfer date. In 2009, the Company concluded that the carrying value of the investment in the consolidated joint venture that owns The Pier Shops was impaired and recognized a non-cash charge of $107.7 million, representing the excess of The Pier Shops’ book value of the investment over its fair value of approximately $52 million. The Operating Partnership’s share of the charge was $101.8 million. The Company’s conclusion was based on a decision by its Board of Directors, in connection with a review of the Company’s capital plan, to discontinue the Company’s financial support of The Pier Shops.

In December 2011, the mortgage lender for Regency Square accepted a deed in lieu of foreclosure on the property and title to the property was transferred to the mortgage lender. The Company has been relieved of $72.2 million of debt obligations plus accrued default interest associated with the property. As a result, a $47.4 million non-cash accounting gain was recognized on extinguishment of the debt obligation, representing the difference between the book value of the debt, interest payable and other obligations extinguished over the net book value of the property and other assets transferred as of the transfer date. In 2009, the Company concluded that the carrying value of the investment in Regency Square was impaired and recognized a non-cash charge of $59 million, representing the excess book value of the investment over its fair value of approximately $29 million. The Company’s conclusion was based on estimates of future cash flows for the property, which were negatively impacted by necessary capital expenditures and declining net operating income. In September 2010, the Board of Directors concluded that it was in the best interest of the Company to discontinue its financial support of Regency Square.

Discontinued operations for all periods reported in the accompanying Statement of Operations and Comprehensive Income consist of the financial results of The Pier Shops and Regency Square. Total revenues from discontinued operations were $21.5 million, $28.1 million, and $28.7 million for the years ended December 31, 2011, 2010 and 2009. The net loss from discontinued operations, excluding the gains on extinguishment of debt in 2011, during the years ended December 31, 2011, 2010 and 2009 was $28.2 million, $20.3 million, and $183.6 million, respectively. Included in the net loss for the year ended December 31, 2009 are non-cash impairment charges of $166.7 million.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 -	Income Taxes

Income Tax Expense

The Company’s income tax expense for the years ended December 31, 2011, 2010 and 2009 is as follows:

	2011	2010	2009
State current	$551	$907	$1,017
State deferred	(366)	(183)	385
Federal current	217	45
Federal deferred	158
Foreign current	50	(35)	255
Total income tax expense	$610	$734	$1,657

Net Operating Loss Carryforwards

As of December 31, 2011, the Company has a total federal net operating loss carryforward of $5.9 million, expiring as follows:

Tax Year	Expiration	Amount
2007	2027	$273
2008	2028	5,326
2009	2029	286

The Company also has a foreign net operating loss carryforward of $5.3 million, $4.4 million of which has an indefinite carryforward period and $0.9 million of which expires in 2020.

Deferred Taxes

Deferred tax assets and liabilities as of December 31, 2011 and 2010 are as follows:

	2011	2010
Deferred tax assets:
Federal	$3,655	$8,589
Foreign	1,196	2,361
State	232	6,786
Total deferred tax assets	$5,083	$17,736
Valuation allowances	(1,373)	(10,199)
Net deferred tax assets	$3,710	$7,537
Deferred tax liabilities:
Federal	$623	$607
State	121	4,171
Total deferred tax liabilities	$744	$4,778

The Company believes that it is more likely than not the results of future operations will generate sufficient taxable income to realize the net deferred tax assets. These future operations are primarily dependent upon the Manager's profitability, the timing and amounts of gains on land sales, the profitability of the Company’s Asia operations and other factors affecting the results of operations of the Taxable REIT Subsidiaries. The valuation allowances relate to net operating loss carryforwards and tax basis differences where there is uncertainty regarding their realizability.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tax Status of Dividends

Dividends declared on the Company’s common and preferred stock and their tax status are presented in the following tables. The tax status of the Company’s dividends in 2011, 2010, and 2009 may not be indicative of future periods. The portion of dividends paid in 2010 shown below as capital gains are designated as capital gain dividends for tax purposes.

Year	Dividends per common share declared		Return of capital	Ordinary income	15% Rate long term capital gain	Unrecaptured Sec. 1250 capital gain
2011	$1.7625		$0.4455	$1.3170	$0.0000	$0.0000
2010	1.8659	(1)	0.0780	1.2732	0.5147	0.0000
2009	1.6600		0.6467	1.0133	0.0000	0.0000
(1) Includes a special dividend of $0.1834 per share, which was declared as a result of the taxation of capital gain incurred from the restructuring of the Company’s ownership in International Plaza, including the liquidation of the Operating
Partnership’s private REIT.

Year	Dividends per Series G Preferred share declared	Ordinary income	15% Rate long term capital gain	Unrecaptured Sec. 1250 capital gain
2011	$2.000	$2.0000	$0.0000	$0.0000
2010	2.000	1.4483	0.5517	0.0000
2009	2.000	2.0000	0.0000	0.0000

Year	Dividends per Series H Preferred share declared	Ordinary income	15% Rate long term capital gain	Unrecaptured Sec. 1250 capital gain
2011	$1.90625	$1.90625	$0.0000	$0.0000
2010	1.90625	1.38045	0.5258	0.0000
2009	1.90625	1.90625	0.0000	0.0000

Michigan State Taxes

In May 2011, the State of Michigan replaced the Michigan Business Tax with a Corporate Income Tax that became effective on January 1, 2012. Due to the repeal of the Michigan Business Tax, the Company wrote off net deferred tax assets and deferred tax liabilities of approximately $3.7 million and $4.1 million, respectively, in 2011. Under the new law, the Company does not expect to pay any Corporate Income Tax based on estimates of taxable income of the Company's unitary filing group for Michigan tax purposes.

Uncertain Tax Positions

The Company had no unrecognized tax benefits as of or during the three year period ended December 31, 2011. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2011. The Company has no material interest or penalties relating to income taxes recognized in the Consolidated Statement of Operations and Comprehensive Income for the years ended December 31, 2011, 2010 and 2009 or in the Consolidated Balance Sheet as of December 31, 2011 and 2010. As of December 31, 2011, returns for the calendar years 2008 through 2011 remain subject to examination by U.S. and various state and foreign tax jurisdictions.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Properties

Properties at December 31, 2011 and December 31, 2010 are summarized as follows:

	2011	2010
Land	$333,375	$271,662
Buildings, improvements, and equipment	3,625,400	3,194,309
Construction in process	15,479	15,626
Development pre-construction costs	46,700	46,700
	$4,020,954	$3,528,297
Accumulated depreciation and amortization	(1,271,943)	(1,199,247)
	$2,749,011	$2,329,050

Depreciation expense for 2011, 2010, and 2009 was $127.2 million, $144.9 million, and $139.7 million, respectively.

The charge to operations in 2011, 2010, and 2009 for domestic and non-U.S. pre-development activities was $23.7 million, $16.0 million, and $12.3 million, respectively.

See Note 2 for properties acquired in 2011.

The Pier Shops at Caesars and Regency Square

See Note 2 for information related to the transfers of these shopping centers to their mortgage lenders in 2011 and Note 17 regarding impairment charges taken on these centers in 2009.

Oyster Bay

The Company is expensing costs relating to the Oyster Bay project until it is probable that it will be able to successfully move forward with a project. The Company’s capitalized investment in the project as of December 31, 2011 is $39.8 million, which is classified in “development pre-construction costs” and consists of land and site improvements. If the Company is ultimately unsuccessful in obtaining the right to build the center, it is uncertain whether the Company would be able to recover the full amount of this capitalized investment through alternate uses of the land.

Other

One shopping center pays annual special assessment levies of a Community Development District (CDD), for which the Company has capitalized the related infrastructure assets and improvements (Note 17).

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 -	Investments in Unconsolidated Joint Ventures

General Information

The Company owns beneficial interests in joint ventures that own shopping centers. The Operating Partnership is the direct or indirect managing general partner or managing member of these Unconsolidated Joint Ventures, except for the ventures that own Arizona Mills, The Mall at Millenia, and Waterside Shops.

Shopping Center	Ownership as of December 31, 2011 and 2010
Arizona Mills	50%
Fair Oaks	50
The Mall at Millenia	50
Stamford Town Center	50
Sunvalley	50
Waterside Shops	25
Westfarms	79

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

Westfarms

In 2009, West Farms Associates and West Farms Mall, LLC (together, “Westfarms”) and The Taubman Company LLC (together with Westfarms, the “WFM Parties”) entered into a settlement agreement (the “Settlement Agreement”) with three developers of a project called Blue Back Square in West Hartford, Connecticut. Pursuant to the Settlement Agreement, the lawsuit was withdrawn with prejudice upon payment by Westfarms of $34 million to the developers. The Company has a 79% investment in Westfarms Associates, an unconsolidated joint venture that owns Westfarms mall, and the Company’s share of the settlement was $26.8 million. In January 2010, the WFM Parties executed a settlement agreement with the Town of West Hartford, which provided for a full and general release for the benefit of the WFM Parties upon payment by Westfarms of $4.5 million, or $3.6 million at the Company’s share, which was recorded in 2009.

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

	December 31 2011	December 31 2010
Assets:
Properties	$1,107,314	$1,092,916
Accumulated depreciation and amortization	(446,059)	(417,712)
	$661,255	$675,204
Cash and cash equivalents	22,042	21,339
Accounts and notes receivable, less allowance for doubtful accounts of $1,422 and $1,471 in 2011 and 2010	24,628	26,288
Deferred charges and other assets	21,289	18,891
	$729,214	$741,722

Liabilities and accumulated deficiency in assets:
Notes payable	$1,138,808	$1,125,618
Accounts payable and other liabilities	55,737	37,292
TRG's accumulated deficiency in assets	(244,758)	(224,636)
Unconsolidated Joint Venture Partners' accumulated deficiency in assets	(220,573)	(196,552)
	$729,214	$741,722

TRG's accumulated deficiency in assets (above)	$(244,758)	$(224,636)
TRG basis adjustments, including elimination of intercompany profit	67,282	68,682
TCO's additional basis	60,801	62,747
Net Investment in Unconsolidated Joint Ventures	$(116,675)	$(93,207)
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures	192,257	170,329
Investment in Unconsolidated Joint Ventures	$75,582	$77,122

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31
	2011	2010	2009
Revenues	$266,455	$270,391	$272,535
Maintenance, taxes, utilities, promotion, and other operating expenses	$84,922	$90,680	$95,775
Litigation charges	—	—	38,500
Interest expense	61,034	63,835	64,405
Depreciation and amortization	38,389	37,234	38,396
Total operating costs	$184,345	$191,749	$237,076
Nonoperating income	162	2	87
Net income	$82,272	$78,644	$35,546

Net income attributable to TRG	$46,208	$45,092	$10,748
Realized intercompany profit, net of depreciation on TRG’s basis adjustments	1,802	2,266	2,686
Depreciation of TCO's additional basis	(1,946)	(1,946)	(1,946)
Equity in income of Unconsolidated Joint Ventures	$46,064	$45,412	$11,488

Beneficial interest in Unconsolidated Joint Ventures’ operations:
Revenues less maintenance, taxes, utilities, promotion, and other operating expenses	$100,773	$100,682	$67,815
Interest expense	(31,607)	(33,076)	(33,427)
Depreciation and amortization	(23,102)	(22,194)	(22,900)
Equity in income of Unconsolidated Joint Ventures	$46,064	$45,412	$11,488

Other

The provision for losses on accounts receivable of the Unconsolidated Joint Ventures was $0.7 million, $0.5 million, and $0.9 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Deferred charges and other assets of $21.3 million at December 31, 2011were comprised of leasing costs of $31.3 million, before accumulated amortization of $(19.6) million, net deferred financing costs of $4.8 million, and other net charges of $4.8 million. Deferred charges and other assets of $18.9 million at December 31, 2010 were comprised of leasing costs of $30.9 million, before accumulated amortization of $(18.9) million, net deferred financing costs of $2.8 million, and other net charges of $4.1 million.

The estimated fair value of the Unconsolidated Joint Ventures’ notes payable was $1.2 billion at December 31, 2011 and 2010. The methodology for determining fair value is consistent with the methodology used for determining the fair value of consolidated mortgage notes payable (Note 17).

Depreciation expense on properties for 2011, 2010, and 2009 was $30.3 million, $32.3 million, and $33.8 million, respectively.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Accounts and Notes Receivable

Accounts and notes receivable at December 31, 2011 and December 31, 2010 are summarized as follows:

	2011	2010
Trade	$31,462	$24,515
Notes	6,968	10,517
Straight-line rent and recoveries	24,863	22,840
	$63,293	$57,872
Less: Allowance for doubtful accounts and notes	(3,303)	(7,966)
	$59,990	$49,906

Notes receivable as of December 31, 2011 provide interest at a range of interest rates from 2.9% to 10.0% (with a weighted average interest rate of 4.8%) and mature at various dates through December 2019. The balance of notes receivable at December 31, 2010 included $4 million of notes from certain tenants at The Pier Shops that were delinquent. These notes, net of their related allowance, were transferred to the lender as part of the extinguishment of the center's debt (Note 2). The balance of notes receivable at December 31, 2011 and 2010 included $5.1 million and $6.5 million, respectively, related to the joint venture partners at Westfarms for their share of the litigation charges that were paid in 2009 (Note 5).

Note 7 – Deferred Charges and Other Assets

Deferred charges and other assets at December 31, 2011 and December 31, 2010 are summarized as follows:

	2011	2010
Leasing costs	$37,026	$37,780
Accumulated amortization	(17,259)	(17,282)
	$19,767	$20,498
In-place leases, net (Note 2)	29,632
Goodwill (Note 2)	22,884
Funding of development project (below)	20,882
Deferred financing costs, net	11,200	5,399
Insurance deposit (Note 17)	10,708	10,135
Prepaid expenses	3,923	3,487
Deferred tax asset, net	3,710	7,537
Investments (Note 17)	2,158	2,061
Interest rate contract (Note 10)		4,856
Intangibles, net		252
Other, net	6,576	8,266
	$131,440	$62,491

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

Note 8 – Notes Payable

Mortgage notes payable at December 31, 2011 and December 31, 2010 consist of the following:

	2011		2010	Stated Interest Rate		Maturity Date		Balance Due on Maturity		Facility Amount
Beverly Center	$316,724		$322,700	5.28%		02/11/14		$303,277
Cherry Creek Shopping Center	280,000		280,000	5.24%		06/08/16		280,000
Dolphin Mall	290,000			LIBOR + 1.75%		01/29/15	(1)	290,000			(1)
Dolphin Mall			10,000	LIBOR + 0.70%			(1)				(1)
El Paseo Village	17,059	(2)		4.42%		12/06/15		15,565
Fairlane Town Center	30,000			LIBOR + 1.75%		01/29/15	(1)	30,000			(1)
Fairlane Town Center			80,000	LIBOR + 0.70%			(1)				(1)
Great Lakes Crossing Outlets	129,222		132,262	5.25%		03/11/13		125,507
International Plaza	325,000			4.85%		12/01/21		285,503
International Plaza			325,000	LIBOR + 1.15%	(3)
MacArthur Center	131,000		131,000	LIBOR + 2.35%	(4)	09/01/20		117,234
Northlake Mall	215,500		215,500	5.41%		02/06/16		215,500
Regency Square		(5)	72,690						(5)
Stony Point Fashion Park	103,615		105,484	6.24%		06/01/14		98,585
The Gardens on El Paseo	86,475	(6)		6.10%		06/11/16		81,480
The Mall at Green Hills	111,801	(7)		6.89%		12/01/13		105,045
The Mall at Partridge Creek	81,203		82,140	6.15%		07/06/20		70,433
The Mall at Short Hills	540,000		540,000	5.47%		12/14/15		540,000
The Mall at Wellington Green	200,000		200,000	5.44%		05/06/15		200,000
The Pier Shops at Caesars		(8)	135,000
Twelve Oaks Mall				LIBOR + 1.75%		01/29/15	(1)				(1)
Twelve Oaks Mall				LIBOR + 0.70%			(1)				(1)
Line of Credit	6,536		24,784	LIBOR + 1.00%		04/30/12		6,536		65,000	(9)
	$2,864,135		$2,656,560

(1)
Dolphin, Fairlane, and Twelve Oaks are the borrowers and collateral for the $650 million revolving credit facility. The unused borrowing capacity at December 31, 2011 was $330 million. Sublimits may be reallocated quarterly but not more often than twice a year. The facility has a one-year extension option. Prior to the July 2011 refinancing, the revolving facility was $550 million.

(2)	Balance includes purchase accounting adjustment of $0.3 million premium for an above market interest rate upon acquisition of the center in December 2011 (Note 2).

(3)	In January 2011, the loan was extended. Prior to January 2011, the rate on the loan was fixed at 5.01% due to an interest rate swap that expired.

(4)	Stated interest rate is swapped to an effective rate of 4.99%.

(5)	Title to Regency Square was transferred to the lender in December 2011 and the Company was relieved of $72.2 million of debt plus accrued interest (Note 2).

(6)	Balance includes purchase accounting adjustment of $5 million premium for an above market interest rate upon acquisition of the center in December 2011 (Note 2).

(7)	Balance includes purchase accounting adjustment of $4.2 million premium for an above market interest rate upon acquisition of the center in December 2011 (Note 2).

(8)	Title to The Pier Shops was transferred to the lender in November 2011 and the Company was relieved of $135 million debt plus accrued interest (Note 2).

(9)	The unused borrowing capacity at December 31, 2011 was $29.2 million.

Mortgage notes payable are collateralized by properties with a net book value of $2.4 billion at December 31, 2011.

The following table presents scheduled principal payments on mortgage notes payable as of December 31, 2011:

2012	$20,950
2013	243,842
2014	406,241
2015	1,083,548	(1)
2016	585,092
Thereafter	514,974
Total principal maturities	$2,854,647
Net unamortized debt premiums	9,488
Total mortgages	$2,864,135

(1)	Includes $320 million with a one-year extension option.

Installment Notes

At December 31, 2011, the Company had installment notes outstanding of $281.5 million that were repaid in February 2012. The interest rate on the notes was 3.13%. As of December 31, 2011, the installment notes were secured by restricted cash funded by borrowings under the Company's line of credit, which was classified within Restricted Cash on the Consolidated Balance Sheet.

2012 Maturities

In March 2011, the maturity date on the Company’s secondary line of credit was extended through April 2012. In addition, the maximum amount available under this facility was increased to $65 million from the prior $40 million maximum for the $25 million letter of credit required by the lessor of the City Creek Center project. The Company intends to extend the line of credit at maturity.

The $181.1 million loan on Westfarms, a 79% owned Unconsolidated Joint Venture (Note 5), matures in July 2012 and is prepayable without penalty in April 2012. Currently the loan is fixed at 6.10%. The $116.3 million loan on Sunvalley, a 50% owned Unconsolidated Joint Venture (Note 5), matures in November 2012 and is prepayable without penalty in August 2012. Currently the loan is fixed at 5.67%. The $30 million loan on Taubman Land Associates, a Sunvalley entity, also matures in November 2012. Currently the loan is swapped to an effective rate of 5.95% until maturity. The Company expects to refinance these loans at rates under 5% and expects its share of excess proceeds to be in excess of $100 million.

Debt Covenants and Guarantees

Certain loan agreements contain various restrictive covenants, including a minimum net worth requirement, a maximum payout ratio on distributions, a minimum debt yield ratio, a minimum fixed charges coverage ratio, minimum interest coverage ratios, and a maximum leverage ratio, the latter being the most restrictive. The Company is in compliance with all covenants and loan obligations as of December 31, 2011. The maximum payout ratio on distributions covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain the Company's tax status, pay preferred distributions, and for distributions related to the sale of certain assets.

Payments of principal and interest on the loans in the following table are guaranteed by the Operating Partnership as of December 31, 2011.

Center	Loan Balance as of 12/31/11	TRG's Beneficial Interest in Loan Balance as of 12/31/11	Amount of Loan Balance Guaranteed by TRG as of 12/31/11	% of Loan Balance Guaranteed by TRG	% of Interest Guaranteed by TRG
	(in millions)
Dolphin Mall	$290.0	$290.0	$290.0	100%	100%
Fairlane Town Center	30.0	30.0	30.0	100%	100%
Twelve Oaks Mall	—	—	—	100%	100%

Restricted cash at December 31, 2011 included cash funded by the Company's line of credit that was used to repay the $281.5 million of installment notes in February 2012 (Note 2). In addition, the Company is required to escrow cash balances for specific uses stipulated by its lenders. As of December 31, 2011 and December 31, 2010, the Company’s restricted cash balances for these uses were $5.9 million and $7.6 million, respectively.

Beneficial Interest in Debt and Interest Expense

The Operating Partnership's beneficial interest in the debt, capitalized interest, and interest expense of its consolidated subsidiaries and its Unconsolidated Joint Ventures is summarized in the following table. The Operating Partnership's beneficial interest in the consolidated subsidiaries excludes debt and interest related to the noncontrolling interests in Cherry Creek (50%), International Plaza (49.9%), The Pier Shops (22.5%) through disposition in November 2011, The Mall at Wellington Green (10%), and MacArthur Center (5%).

	At 100%		At Beneficial Interest
	Consolidated Subsidiaries	Unconsolidated Joint Ventures	Consolidated Subsidiaries		Unconsolidated Joint Ventures
Debt as of:
December 31, 2011	$3,145,602	$1,138,808	$2,816,877		$580,557
December 31 2010	2,656,560	1,125,618	2,297,460	(1)	575,103

Capitalized interest:
Year Ended December 31, 2011	$422		$422
Year Ended December 31, 2010	319		319

Interest expense from continuing operations:
Year Ended December 31, 2011	$122,277	$61,034	$110,147		$31,607
Year Ended December 31, 2010	132,362	63,835	114,504		33,076

Interest expense from discontinued operations (2):
Year Ended December 31, 2011	$21,427		$21,427
Year Ended December 31, 2010	20,346		16,980	(1)

(1)	The Pier Shops is included at beneficial interest of 77.5%.

(2)
Includes The Pier Shops and Regency Square, see Note 2. See “MD&A – Results of Operations – Discontinued Operations of The Pier Shops and Regency Square: Reconciliations of Net Operating Income to Net Loss,” regarding a change in the presentation of beneficial interest in The Pier Shops’ operations in 2011.

Note 9 -	Noncontrolling Interests

Redeemable Noncontrolling Interests

In December 2011, the Company acquired The Mall at Green Hills and The Gardens on El Paseo and El Paseo Village from affiliates of Davis Street Properties, LLC (Note 2). The purchase price consideration included approximately 1.3 million Operating Partnership units determined based on a value of $55 per unit. These partnership units will become eligible to be converted into the Company's common shares after one year pursuant to the Continuing Offer (Note 15). Prior to that date, the holders have the ability to put the units back to the Company for cash at the lesser of the current market price of the Company's common shares or $55 per share. Considering the redemption provisions, the Company is accounting for these Operating Partnership units as a redeemable noncontrolling interest until they become subject to the Continuing Offer. The carrying value of these units was $72.7 million at December 31, 2011. Adjustments to the redemption value are recorded through equity.

In December 2011, Taubman Asia acquired a 90% controlling interest in TCBL (Note 2). As part of the purchase price consideration, $11.9 million of capital in the newly formed company was credited by Taubman Asia to the noncontrolling owners, who also own a 10% residual interest. The noncontrolling ownership interest can be put back to the Company at 50% of the fair value of the ownership interest beginning in December 2016, increasing to 100% in December 2018. Taubman Asia will fund any additional capital required by the business and will receive a preferred return on all capital contributed. The ownership agreements provide for the distribution of preferred returns on capital as well as returns of all such capital prior to the sharing of profits on relative ownership interests. Considering the redemption provisions, the Company accounts for the joint venture partner's interest as a contingently redeemable noncontrolling interest. The carrying value of the interest was $11.6 million at December 31, 2011. Any adjustments to the redemption value will be recorded through equity.

In October 2010, the Company's president of Taubman Asia (the Asia President) obtained an ownership interest in Taubman Asia, a consolidated subsidiary. The Asia President is entitled to 10% of Taubman Asia's dividends, with 85% of his dividends being withheld as contributions to capital. These withholdings will continue until he contributes and maintains his capital consistent with a 10% ownership interest, including all capital funded by the Operating Partnership for Taubman Asia's operating and investment activities subsequent to the Asia President obtaining his ownership interest. The Operating Partnership will have a preferred investment in Taubman Asia to the extent the Asia President has not yet contributed capital commensurate with his ownership interest. This preferred investment will accrue an annual preferential return equal to the Operating Partnership's average borrowing rate (with the preferred investment and accrued return together being referred to herein as the preferred interest). Taubman Asia has the ability to call, and the Asia President has the ability to put, the Asia President's ownership interest, subject to certain conditions including the termination of the Asia President's employment and the expiration of certain required holding periods. The redemption price for the ownership interest is a nominal amount through 2013 and subsequently 50% (increasing to 100% in May 2015) of the fair value of the ownership interest less the amount required to return the Operating Partnership's preferred interest. The Company has determined that the Asia President's ownership interest in Taubman Asia qualifies as an equity award, considering its specific redemption provisions, and accounts for it as a contingently redeemable noncontrolling interest, with a carrying value of zero at December 31, 2011. Any adjustments to the redemption value will be recorded through equity.

In July 2010, the Company formed a joint venture that is focusing on developing and owning outlet shopping centers. The Company owns a 90% controlling interest and consolidates the venture, while the joint venture partner owns a 10% interest. The amount of capital that the joint venture partner is required to contribute is capped. The Company will have a preferred investment to the extent it contributes capital in excess of the amount commensurate with its ownership interest. At any time after June 2012, the Company will have the right to purchase the joint venture partner's entire interest and the joint venture partner will have the right to require the Company to purchase the joint venture partner's entire interest. Additionally, the parties each have a one-time put and/or call on the joint venture partner's interest in any stabilized centers, while still maintaining the ongoing joint venture relationship. The purchase price of the joint venture partner's interest will be based on fair value. Considering the redemption provisions, the Company accounts for the joint venture partner's interest as a contingently redeemable noncontrolling interest with a carrying value of zero at December 31, 2011. Any adjustments to the redemption value will be recorded through equity.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of Redeemable Noncontrolling Interests

2011
Balance January 1, 2011	$—
Issuance of redeemable noncontrolling interest (Note 2)	11,882
Issuance of redeemable noncontrolling interest (Note 2)	72,683
Contributions	794
Allocation of net loss	(739)
Comprehensive income (loss)	(10)
Distributions	(66)
Adjustments of redeemable noncontrolling interests	(309)
Balance December 31, 2011	$84,235

Equity Balances of Nonredeemable Noncontrolling Interests

The net equity balance of the nonredeemable noncontrolling interests as of December 31, 2011 and December 31, 2010 includes the following:

	2011	2010
Non-redeemable noncontrolling interests:
Noncontrolling interests in consolidated joint ventures	$(101,872)	$(100,355)
Noncontrolling interests in partnership equity of TRG	(22,452)	(93,012)
TRG Series F preferred equity (Note 14)		29,217
	$(124,324)	$(164,150)

Income Allocable to Noncontrolling Interests

Net income attributable to the noncontrolling interests for the years ended December 31, 2011, 2010, and 2009 includes the following:

	2011	2010	2009
Net income (loss) attributable to noncontrolling interests:
Non-redeemable noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	$15,477	$9,859	$3,115
Noncontrolling share of income (loss) of TRG	80,161	26,219	(31,224)
TRG Series F preferred distributions	(372)	2,460	2,460
	$95,266	$38,538	$(25,649)
Redeemable noncontrolling interests	(739)	(79)
	$94,527	$38,459	$(25,649)

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Transactions

The following schedule presents the effects of changes in Taubman Centers, Inc.’s ownership interest in consolidated subsidiaries on Taubman Centers, Inc.’s equity for the years ended December 31, 2011, 2010, and 2009:

	2011	2010	2009
Net income (loss) attributable to Taubman Centers, Inc. common shareowners	$176,701	$47,599	$(69,706)
Transfers (to) from the noncontrolling interest –
Decrease in Taubman Centers, Inc.’s paid-in capital for the adjustments of noncontrolling interest (1)	(40,561)	(988)	(483)
Net transfers (to) from noncontrolling interests	(40,561)	(988)	(483)
Change from net income (loss) attributable to Taubman Centers, Inc. and transfers (to) from noncontrolling interests	$136,140	$46,611	$(70,189)

(1)
In 2011, 2010 and 2009, adjustments of the noncontrolling interest were made as a result of changes in the Company's ownership of the Operating Partnership in connection with the Company's issuance of common stock (Note 14), share-based compensation under employee and director benefit plans (Note 13), issuances of stock pursuant to the Continuing Offer (Note 13), and issuances of Operating Partnership units in connection with the acquisition of centers (Note 2).

International Plaza Refinancing

In November 2011, International Plaza refinanced its debt and distributed a portion of the excess proceeds to its partners. The noncontrolling partner’s share of the distributions was $25.2 million and is classified within Dividends and Distributions in the Consolidated Statement of Changes in Equity. In January 2011, the loan on International Plaza was extended. At extension, the principal balance on the loan was required to be paid down by $52.6 million. The outside partner's share of $26.4 million is classified within Contributions from Noncontrolling Interest in the Consolidated Statement of Changes in Equity.

Finite Life Entities

Accounting Standards Codification Topic 480, “Distinguishing Liabilities from Equity” establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. At December 31, 2011, the Company held controlling interests in consolidated entities with specified termination dates in 2081 and 2083. The noncontrolling owners’ interests in these entities are to be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entity. The estimated fair value of these noncontrolling interests was approximately $208 million at December 31, 2011, compared to a book value of $(99.3) million that is classified in Noncontrolling Interests in the Company’s Consolidated Balance Sheet. The fair values of the noncontrolling interests were calculated as the noncontrolling interests' ownership shares of the underlying properties' fair values. The properties' fair values were estimated by considering their in-place net operating incomes, current market capitalization rates, and mortgage debt outstanding.

Note 10 -	Derivative and Hedging Activities

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2011, the Company had the following outstanding interest rate derivatives that were designated and are expected to be effective as cash flow hedges of the interest payments on the associated debt.

Instrument Type	Ownership	Notional Amount	Swap Rate	Credit Spread on Loan	Total Swapped Rate on Loan	Maturity Date
Consolidated Subsidiaries:
Receive variable (LIBOR) /pay-fixed swap (1)	95.0%	$131,000	2.64%	2.35%	4.99%	September 2020
Unconsolidated Joint Ventures:
Receive variable (LIBOR) /pay-fixed swap	50.0%	30,000	5.05%	0.90%	5.95%	November 2012
Receive variable (LIBOR) /pay-fixed swap (2)	50.0%	137,500	2.40%	1.70%	4.10%	April 2018
Receive variable (LIBOR) /pay-fixed swap (2)	50.0%	137,500	2.40%	1.70%	4.10%	April 2018

(1)	The notional amount of the swap is equal to the outstanding principal balance on the loan, which begins amortizing in September 2012.

(2)	The notional amount on each of these swaps is equal to 50% of the outstanding principal balance on the loan, which begins amortizing in August 2014.

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

The Company expects that approximately $6.6 million of the AOCI of Taubman Centers, Inc. and the noncontrolling interests will be reclassified from AOCI and recognized as a reduction of income in the following 12 months.

As of December 31, 2011, the Company had $1.4 million of net realized losses included in AOCI resulting from settled derivative instruments, which were designated as cash flow hedges that are being recognized as a reduction of income over the term of the hedged debt.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the effect of derivative instruments on the Company’s Consolidated Statement of Operations and Comprehensive Income for the years ended December 31, 2011, 2010, and 2009. The tables include the location and amount of unrealized gains and losses on outstanding derivative instruments in cash flow hedging relationships and the location and amount of realized losses reclassified from AOCI into income resulting from settled derivative instruments associated with hedged debt.

During the years ended December 31, 2011, 2010 and 2009 the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
	2011	2010	2009		2011	2010	2009
Derivatives in cash flow hedging relationships:
Interest rate contracts – consolidated subsidiaries	$(13,609)	$15,351	$6,402	Interest Expense	$(3,488)	$(12,876)	$(11,474)
Interest rate contracts – UJVs	(7,081)	2,494	1,516	Equity in Income of UJVs	(2,788)	(3,945)	(3,761)
Total derivatives in cash flow hedging relationships	$(20,690)	$17,845	$7,918		$(6,276)	$(16,821)	$(15,235)

Realized losses on settled cash flow hedges:
Interest rate contracts – consolidated subsidiaries				Interest Expense	$(839)	$(886)	$(886)
Interest rate contract – UJVs				Equity in Income of UJVs	(376)	(376)	(376)
Total realized losses on settled cash flow hedges					$(1,215)	$(1,262)	$(1,262)

The Company records all derivative instruments at fair value in the Consolidated Balance Sheet. The following table presents the location and fair value of the Company’s derivative financial instruments as reported in the Consolidated Balance Sheet as of December 31, 2011 and 2010.

		Fair Value
	Consolidated Balance Sheet Location	December 31 2011	December 31 2010
Derivatives designated as hedging instruments:
Asset derivatives-
Interest rate contract – consolidated subsidiaries	Deferred Charges and Other Assets		$4,856
Liability derivatives:
Interest rate contract – consolidated subsidiaries	Accounts Payable and Accrued Liabilities	$(9,044)	$(291)
Interest rate contracts – UJVs	Investment in UJVs	(9,045)	(1,964)
Total liabilities designated as hedging instruments		$(18,089)	$(2,255)

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contingent Features

Certain of the Company's outstanding derivatives contain provisions that state if the hedged entity defaults on any of its indebtedness in excess of $1 million, then the derivative obligation could also be declared in default. As of December 31, 2011, the Company is not in default on any debt obligations that would trigger a credit risk related default on its current outstanding derivatives.

As of December 31, 2011 and 2010, the fair value of derivative instruments with credit-risk-related contingent features that are in a liability position was $18.1 million and $2.3 million, respectively. As of December 31, 2011 and 2010, the Company was not required to post any collateral related to these agreements. If the Company breached any of these provisions it would be required to settle its obligations under the agreements at their fair value. See Note 17 for fair value information on derivatives.

Note 11 – Leases

Shopping center space is leased to tenants and certain anchors pursuant to lease agreements. Tenant leases typically provide for minimum rent, percentage rent, and other charges to cover certain operating costs. Future minimum rent under operating leases in effect at December 31, 2011 for operating centers assuming no new or renegotiated leases or option extensions on anchor agreements, is summarized as follows:

2012	$347,581
2013	323,540
2014	295,431
2015	260,624
2016	224,673
Thereafter	720,831

Certain shopping centers, as lessees, have ground and building leases expiring at various dates through the year 2104. In addition, one center has the option to extend the lease term for five 10-year periods and another center has an option to extend the term for three 10-year periods. Ground rent expense is recognized on a straight-line basis over the lease terms. The Company also leases its office facilities and certain equipment. Office facility leases expire at various dates through the year 2015. Additionally, two of the leases have 5-year extension options and one lease has a 3-year extension option. The Company’s U.S. headquarters is rented from an affiliate of the Taubman family under a 10-year lease, with a 5-year extension option. Rental expense on a straight-line basis under operating leases was $9.8 million in 2011, $10.2 million in 2010, and $9.9 million in 2009. Included in these amounts are related party office rental expense of $2.2 million in 2011 through 2009. Payables representing straight-line rent adjustments under lease agreements were $38.8 million and $37.8 million as of December 31, 2011 and 2010, respectively.

The following is a schedule of future minimum rental payments required under operating leases:

2012	$11,286
2013	11,196
2014	9,901
2015	7,454
2016	6,821
Thereafter	390,962

The table above includes $2.6 million in each year from 2012 through 2014 and $0.7 million in 2015 of related party amounts.

City Creek Center is a mixed-use project in Salt Lake City, Utah. The Company is currently providing development and leasing services and will be the manager for the retail space, which the Company owns subject to a long-term participating lease. City Creek Reserve, Inc. (CCRI), an affiliate of the LDS Church, is the participating lessor and is providing all of the construction financing. The Company owns 100% of the leasehold interest in the retail buildings and property. In addition to the minimum rent included in the table above, the Company will pay contingent rent based on the performance of the center. CCRI has an option to purchase the Company’s interest at fair value at various points in time over the term of the lease. Under the agreements, the Company will pay $75 million to CCRI upon opening of the retail center in March 2012. As required, the Company has issued to CCRI a $25 million letter of credit, which will remain in place until the $75 million is paid.

Note 12 – The Manager

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

A. Alfred Taubman and certain of his affiliates receive various management services from the Manager. For such services, Mr. Taubman and affiliates paid the Manager approximately $2.3 million, $2.1 million, and $1.6 million in 2011, 2010, and 2009, respectively. These amounts are classified in Management, Leasing, and Development Services revenues within the Consolidated Statement of Operations and Comprehensive Income.

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

Note 13 – Share-Based Compensation and Other Employee Plans

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The compensation cost charged to income for the Company’s share-based compensation plans was $9.0 million, $7.7 million, and $8.7 million for the years ended December 31, 2011, 2010, and 2009, respectively. Compensation cost capitalized as part of properties and deferred leasing costs was $0.3 million in each of the years ended December 31, 2011, 2010, and 2009.

The Company currently recognizes no tax benefits from the recognition of compensation cost or tax deductions incurred upon the exercise or vesting of share-based awards. Allocations of compensation cost or deduction to the Company’s corporate taxable REIT subsidiaries from the Company's Manager, which is treated as a partnership for federal income tax purposes, have not resulted in the recognition of any current tax benefits due to the Company’s current income tax position (Note 3).

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

The Company estimated the value of the options granted during the first quarter 2009 using a Monte Carlo simulation due to the market-based vesting condition. The Company estimated the value of the options issued during the second quarter of 2009 using a Black-Scholes valuation model. Significant assumptions employed include the following:

	1st Quarter 2009	2nd Quarter 2009
Expected volatility	29.61%	40.65%
Expected dividend yield	8.00%	7.00%
Expected term (in years)	N/A	6
Risk-free interest rate	2.83%	2.57%
Weighted average grant-date fair value	$1.35	$5.04

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of option activity for the years ended December 31, 2011, 2010, and 2009 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Range of Exercise Prices
Outstanding at January 1, 2009	1,350,477	$39.73	7.2	$29.38	-	$55.90
Granted	1,439,135	14.13
Exercised	(1,140,003)	13.98
Forfeited	(20,000)	31.31

Outstanding at December 31, 2009	1,629,609	$35.24	6.8	$13.83	-	$55.90
Exercised	(176,828)	20.75

Outstanding at December 31, 2010	1,452,781	$37.00	5.7	$13.83	-	$55.90
Exercised	(130,791)	35.66

Outstanding at December 31, 2011	1,321,990	$37.13	4.8	$13.83	-	$55.90

Fully vested options at December 31, 2011	1,113,661	$38.27	5.0

There were 0.1 million options that vested during the year ended December 31, 2011.

Of the 1.3 million total options outstanding excluding 0.2 million granted in the first quarter of 2009, 0.8 million have vesting schedules with one-third vesting at each of the first, second, and third years of the grant anniversary, if continuous service has been provided or upon retirement or certain other events if earlier. Substantially all of the other 0.3 million options outstanding have vesting schedules with one-third vesting at each of the third, fifth, and seventh years of the grant anniversary, if continuous service has been provided and certain conditions dependent on the Company's market performance in comparison to its competitors have been met, or upon retirement or certain events if earlier.
The aggregate intrinsic value (the difference between the period end stock price and the option exercise price) of in-the-money options outstanding and in-the-money fully vested options as of December 31, 2011 was $33.0 million and $26.5 million, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $3.3 million, $4.0 million and $22.6 million, respectively. Cash received from option exercises for the years ended December 31, 2011, 2010 and 2009 was $4.7 million, $3.7 million and $15.9 million, respectively.

As of December 31, 2011, there were 0.2 million nonvested options outstanding, and less than $0.1 million of total unrecognized compensation cost related to nonvested options. The remaining cost is expected to be recognized within one year.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance Share Units

In 2011, 2010, and 2009 the Company granted Performance Share Units (PSU) under the 2008 Omnibus Plan. Each PSU represents the right to receive, upon vesting, shares of the Company’s common stock ranging from 0-300% of the PSU based on the Company’s market performance relative to that of a peer group. The vesting date is March 2014, March 2013 and March 2012 for the 2011, 2010 and 2009 grants, respectively, if continuous service has been provided, or upon retirement or certain other events if earlier. No dividends accumulate during the vesting period.

The Company estimated the value of the PSU granted in 2011, 2010, and 2009 using a Monte Carlo simulation, considering the Company’s common stock price at the grant date less the present value of the expected dividends during the vesting period, historical returns of the Company and the peer group of companies, a risk-free interest rate of 1.18%, 1.1%, and 1.3%, respectively, and measurement periods of 3 years for the 2011 and 2009 grants and 2.78 years for the 2010 grant. The resulting weighted average grant-date fair values were $85.40, $63.54, and $15.60 per PSU in 2011, 2010 and 2009 respectively.

A summary of PSU activity for the years ended December 31, 2011, 2010 and 2009 is presented below:

	Number of Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2009	—
Granted	196,943	$15.60
Outstanding at December 31, 2009	196,943	$15.60
Granted	75,413	$63.54
Outstanding at December 31, 2010	272,356	$28.88
Granted	53,795	$85.40
Outstanding at December 31, 2011	326,151	$38.20

None of the PSU outstanding at December 31, 2011 were vested. As of December 31, 2011, there was $5.3 million of total unrecognized compensation cost related to nonvested PSU outstanding. This cost is expected to be recognized over an average period of 1.7 years.

Restricted Share Units

In 2011, 2010 and 2009, restricted share units (RSU) were issued under the 2008 Omnibus Plan (as amended) and represent the right to receive upon vesting one share of the Company's common stock. The vesting date is March 2014, March 2013 and March 2012 for the 2011, 2010, and 2009 grants, respectively, if continuous service has been provided through that period, or upon retirement or certain other events if earlier. No dividends accumulate during the vesting period.
The 2011 RSU were issued in March and June 2011. The Company estimated the value of the RSU grants in March 2011 and June 2011 using the Company’s common stock at the grant date deducting the present value of expected dividends during the vesting period using risk-free rates of 1.18% and 0.78%, respectively. The result of the Company’s valuation was a weighted average grant-date fair value of $47.98 per RSU granted in March 2011, and $53.65 per RSU granted in June 2011. The Company estimated the value of the RSU granted in 2010 and 2009 using the Company's common stock at the grant date deducting the present value of expected dividends during the vesting period using a risk-free rate of 1.1% and 1.3%, respectively. The result of the Company's valuation was a weighted average grant-date fair value of $35.37 and $8.99 for 2010 and 2009, respectively.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of RSU activity for the years ended December 31, 2011, 2010, and 2009 is presented below:

	Number of Restricted Stock Units	Weighted average Grant Date Fair Value
Outstanding at January 1, 2009	334,878	$48.57
Granted	368,588	8.99
Forfeited	(17,532)	37.00
Redeemed	(118,824)	40.38
Outstanding at December 31, 2009	567,110	24.92
Granted	144,588	35.37
Forfeited	(2,057)	56.44
Redeemed	(91,757)	14.71
Outstanding at December 31, 2010	617,884	22.72
Granted March 2011	105,391	47.98
Granted June 2011	1,972	53.65
Forfeited	(3,450)	22.19
Redeemed	(115,870)	49.67
Outstanding at December 31, 2011	605,927	$22.06

Based on an analysis of historical employee turnover, the Company has made an annual forfeiture assumption of 2.4% of grants when recognizing compensation costs relating to the RSU.

The total intrinsic value of RSU redeemed during the years ended December 31, 2011, 2010, and 2009 was $6.4 million, $3.6 million, and $1.9 million, respectively.

None of the RSU outstanding at December 31, 2011 were vested. As of December 31, 2011, there was $5.3 million of total unrecognized compensation cost related to nonvested RSU outstanding. This cost is expected to be recognized over an average period of 1.8 years.

Non-Employee Directors’ Stock Grant and Deferred Compensation Plans

The Non-Employee Directors’ Stock Grant Plan (SGP), which was shareowner approved, provided for the annual grant to each non-employee director of the Company shares of the Company’s common stock based on the fair value of the Company's common stock on the last business day of the preceding quarter. Quarterly grants beginning in July 2008 were made under the 2008 Omnibus Plan. The annual fair market value of the grant was $70,000 in 2011 and $50,000 in 2010 and 2009. As of December 31, 2011, 2,875 shares have been issued under the SGP and 5,127 shares have been issued under the 2008 Omnibus Plan. Certain directors have elected to defer receipt of their shares as described below.

The Non-Employee Directors’ Deferred Compensation Plan (DCP), which was approved by the Company’s Board of Directors, allows each non-employee director of the Company the right to defer the receipt of all or a portion of his or her annual director retainer until the termination of his or her service on the Company’s Board of Directors and for such deferred compensation to be denominated in restricted stock units, representing the right to receive shares of the Company’s common stock at the end of the deferral period. During the deferral period, when the Company pays cash dividends on its common stock, the directors’ deferral accounts will be credited with dividend equivalents on their deferred restricted stock units, payable in additional restricted stock units based on the then-fair market value of the Company’s common stock. There were 69,507 restricted stock units outstanding under the DCP at December 31, 2011.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Employee Plans

As of December 31, 2011 and 2010, the Company had fully vested awards outstanding for 19,161 and 18,572 notional shares of stock, respectively, under a previous long-term performance compensation plan. These awards will be settled in cash based on a twenty day average of the market value of the Company's common stock. The liability for the eventual payout of these awards is marked to market quarterly based on the twenty day average of the Company's stock price. The Company recorded compensation costs of $0.3 million, $0.3 million, and $0.2 million relating to this plan for the years ended December 31, 2011, 2010, and 2009, respectively. The majority of the awards under this plan were paid out in early 2009. No payments were made in 2011 or 2010.

The Company has a voluntary retirement savings plan established in 1983 and amended and restated effective January 1, 2001 (the Plan). The Plan is qualified in accordance with Section 401(k) of the Internal Revenue Code (the Code). The Company contributes an amount equal to 2% of the qualified wages of all qualified employees and matches employee contributions in excess of 2% up to 7% of qualified wages. In addition, the Company may make discretionary contributions within the limits prescribed by the Plan and imposed in the Code. The Company’s contributions and costs relating to the Plan were $2.9 million in 2011, $2.7 million in 2010, and $2.6 million in 2009.

Note 14 – Common and Preferred Stock and Equity of TRG

Common Stock

In June 2011, the Company sold 2,012,500 of its common shares. The proceeds were used by the Company to acquire an equal number of Operating Partnership units. The Operating Partnership paid all offering costs. The Operating Partnership used the net proceeds, after offering costs, of $112 million to reduce outstanding borrowings under its lines of credit.
Outstanding Preferred Stock

The Company is obligated to issue to the noncontrolling partners of TRG, upon subscription, one share of Series B Non-Participating Convertible Preferred Stock (Series B Preferred Stock) for each of the Operating Partnership units held by the noncontrolling partners. Each share of Series B Preferred Stock entitles the holder to one vote on all matters submitted to the Company's shareowners. The holders of Series B Preferred Stock, voting as a class, have the right to designate up to four nominees for election as directors of the Company. On all other matters, including the election of directors, the holders of Series B Preferred Stock will vote with the holders of common stock. The holders of Series B Preferred Stock are not entitled to dividends or earnings of the Company. The Series B Preferred Stock is convertible into common stock at a ratio of 14,000 shares of Series B Preferred Stock for one share of common stock. During the years ended December 31, 2011, 2010, and 2009, 1,092,690 shares, 126,109 shares, and 70,000 shares of Series B Preferred Stock, respectively, were converted to 76 shares, 7 shares, and 3 shares of the Company’s common stock, respectively, as a result of tenders of units under the Continuing Offer (Note 15).

The Operating Partnership’s $30 million 8.2% Cumulative Redeemable Preferred Partnership Equity (Series F Preferred Equity) was owned by an institutional investor and accounted for as a noncontrolling interest of the Company. In October 2011, the Series F Preferred Equity was redeemed. The Operating Partnership redeemed the Series F Preferred Equity for $27 million, which represented a $2.2 million discount from the book value. The $2.2 million excess of the book value over the redemption amount is reflected as a reduction in earnings allocated to the noncontrolling interests in the year ended December 31, 2011. The Series F Preferred Equity had no stated maturity, sinking fund, or mandatory redemption requirements. Distributions were cumulative and payable in arrears on or before the last day of each calendar quarter.

The 8% Series G Cumulative Redeemable Preferred Stock (Series G Preferred Stock), which was issued in 2004, has no stated maturity, sinking fund, or mandatory redemption requirements and is not convertible into any other security of the Company. The Series G Preferred Stock has liquidation preferences of $100 million ($25 per share). Dividends are cumulative and are paid on the last day of each calendar quarter. All accrued dividends have been paid. As of November 2009, the Series G Preferred Stock can be redeemed by the Company at $25 per share, plus accrued dividends. The Company owns corresponding Series G Preferred Equity interests in the Operating Partnership that entitle the Company to income and distributions (in the form of guaranteed payments) in amounts equal to the dividends payable on the Company's Series G Preferred Stock. The Series G Preferred Stock is non-voting.

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

Note 15 -	Commitments and Contingencies

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

Based on a market value at December 31, 2011 of $62.10 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $1.5 billion. The purchase of these interests at December 31, 2011 would have resulted in the Company owning an additional 29% interest in the Operating Partnership.

Continuing Offer

The Company has made a continuing, irrevocable offer to all present holders (other than certain excluded holders, including A. Alfred Taubman), permitted assignees of all present holders, those future holders of partnership interests in the Operating Partnership as the Company may, in its sole discretion, agree to include in the continuing offer, all existing optionees under the previous option plan, and all existing and future optionees under the 2008 Omnibus Plan to exchange shares of common stock for partnership interests in the Operating Partnership (the Continuing Offer). The Operating Partnership units issued in connection with the acquisition of The Mall at Green Hills and The Gardens on El Paseo and El Paseo Village are not eligible to be converted into common shares under the Continuing Offer for a one year period ending December 2012. Under the Continuing Offer agreement, one unit of the Operating Partnership interest is exchangeable for one share of the Company's common stock. Upon a tender of Operating Partnership units, the corresponding shares of Series B Preferred Stock, if any, will automatically be converted into the Company’s common stock at a rate of 14,000 shares of Series B Preferred Stock for one common share .

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

Litigation

In April 2009, two restaurant owners, their two restaurants, and their principal filed a lawsuit in United States District Court for the Eastern District of Pennsylvania (Case No. 09-CV-01619) against Atlantic Pier Associates LLC ("APA", the then owner of the leasehold interest in The Pier Shops), the Operating Partnership, Taubman Centers, Inc., the owners of APA and certain affiliates of such owners, three individuals affiliated with, or at one time employed by an affiliate of one of the owners, and, subsequently added the Manager as a defendant. The plaintiffs are alleging the defendants misrepresented and concealed the status of certain tenant leases at The Pier Shops and that such status was relied upon by the plaintiffs in making decisions about their own leases. The plaintiffs are seeking damages exceeding $20 million, rescission of their leases, exemplary or punitive damages, costs and expenses, attorney's fees, return of certain rent, and other relief as the court may determine. The claims against the Operating Partnership, Taubman Centers, Inc., the Manager, other Taubman defendants, and one of the owners, were dismissed in July 2011, but, in August 2011, the restaurant owners reinstated the same claims in a state court action that was then removed to the United States District Court for the Eastern District of Pennsylvania (Case No. 11-CV-05676). The defendants are vigorously defending the action. The outcome of this lawsuit cannot be predicted with any certainty and management is currently unable to estimate an amount or range of potential loss that could result if an unfavorable outcome occurs. While management does not believe that an adverse outcome in this lawsuit would have a material adverse effect on the Company's financial condition, there can be no assurance that an adverse outcome would not have a material effect on the Company's results of operations for any particular period.

In November 2011, the holder of the mortgage loan on The Pier Shops completed the foreclosure sale and court approval process, and acquired title to the property. See Note 2 for further details related to the disposition.

Other

See Note 8 for the Operating Partnership's guarantees of certain notes payable, Note 9 for contingent features relating to certain joint venture agreements, Note 10 for contingent features relating to derivative instruments, and Note 13 for obligations under existing share-based compensation plans.

See Note 2 for the Operating Partnership's contingent obligation to repurchase units issued in connection with the acquisition of centers for a one year period ending December 2012. Subsequent to that date the units will become eligible to be converted into common shares under the Continuing Offer.

Note 16 -	Earnings (Loss) Per Share

Basic earnings per share amounts are based on the weighted average of common shares outstanding for the respective periods. Diluted earnings per share amounts are based on the weighted average of common shares outstanding plus the dilutive effect of potential common stock. Potential common stock includes outstanding partnership units exchangeable for common shares under the Continuing Offer (Note 15), outstanding options for partnership units, PSU, RSU, deferred shares under the Non-Employee Directors’ Deferred Compensation Plan, and unissued partnership units under a unit option deferral election (Note 13). In computing the potentially dilutive effect of potential common stock, partnership units are assumed to be exchanged for common shares under the Continuing Offer, increasing the weighted average number of shares outstanding. The potentially dilutive effects of partnership units outstanding and/or issuable under the unit option deferral elections are calculated using the if-converted method, while the effects of other potential common stock are calculated using the treasury method. Contingently issuable shares are included in diluted EPS based on the number of shares, if any, that would be issuable if the end of the reporting period were the end of the contingency period.

As of December 31, 2011, there were 8.8 million partnership units outstanding and 0.9 million unissued partnership units under unit option deferral elections that may be exchanged for common shares of the Company under the Continuing Offer. These outstanding partnership units were excluded from the computation of diluted earnings per share as they were anti-dilutive in all periods presented. The unissued partnership units were excluded in December 31, 2010 and December 31, 2009 as they were anti-dilutive in those periods. Also, there were out-of-the-money options for 0.1 million shares for the year ended December 31, 2011 and 0.5 million shares for the year ended December 31, 2010 that were excluded from the computation of diluted EPS because they were anti-dilutive. There were 0.7 million shares representing the potentially dilutive effect of potential common stock under share-based compensation plans (Note 13) excluded from the computation of diluted EPS for the year ended December 31, 2009 because they were anti-dilutive due to net losses in 2009.

	Year Ended December 31
	2011	2010	2009
Net income (loss) attributable to Taubman Centers, Inc. common shareowners (Numerator):
Income from continuing operations	$75,011	$61,284	$47,853
Income (loss) from discontinued operations	101,690	(13,685)	(117,559)
Basic	$176,701	$47,599	$(69,706)

Shares (Denominator) – basic	56,899,966	54,569,618	53,239,279

Earnings per common share from continuing operations	$1.32	$1.12	$0.90
Income (loss) from discontinued operations	1.79	(0.25)	(2.21)
Earnings (loss) per common share – basic	$3.11	$0.87	$(1.31)

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31
	2011	2010	2009
Net income (loss) attributable to Taubman Centers, Inc. common shareowners (Numerator):
Income from continuing operations - basic	$75,011	$61,284	$47,853
Impact of additional ownership of TRG on income from continuing operations	625	428	293
Income from continuing operations - diluted	$75,636	$61,712	$48,146
Income (loss) from discontinued operations - basic	101,690	(13,685)	(117,559)
Impact of additional ownership of TRG on income (loss) from discontinued operations	296	(91)	(542)
Diluted	$177,622	$47,936	$(69,955)

Shares – basic	56,899,966	54,569,618	53,239,279
Effect of dilutive securities	1,629,123	1,133,195	747,377
Shares (Denominator) – diluted	58,529,089	55,702,813	53,986,656

Earnings per common share from continuing operations	$1.29	$1.11	$0.89
Income (loss) from discontinued operations	1.74	(0.25)	(2.19)
Earnings (loss) per common share – diluted	$3.03	$0.86	$(1.30)

Note 17 -	Fair Value Disclosures

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements as of December 31, 2011 Using		Fair Value Measurements as of December 31, 2010 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Available-for-sale securities	$2,158		$2,061
Derivative interest rate contract (Note 10)				$4,856
Insurance deposit	10,708		10,135
Total assets	$12,866		$12,196	$4,856

Derivative interest rate contract (Note 10)		$(9,044)		$(291)
Total liabilities		$(9,044)		$(291)

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

Nonrecurring Valuations

In 2009, the Company's investments in The Pier Shops and Regency Square were written down to their fair values. The fair values of the investments were determined based on discounted future cash flows, using management's estimates of cash flows from operations, necessary capital expenditures, the eventual disposition of the investments, and appropriate discount and capitalization rates (Note 2).

For these assets measured at fair value on a nonrecurring basis, quantitative disclosure of the fair value for each is presented below:

	2009
Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Impairment Losses
The Pier Shops investment	$52,300	$(107,652)
Regency Square investment	28,800	(59,028)
Total assets	$81,100	$(166,680)

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments Carried at Other Than Fair Values

Community Development District Obligation

The owner of one shopping center pays annual special assessment levies of a Community Development District (CDD), which provided certain infrastructure assets and improvements. As the amount and period of the special assessments were determinable, the Company capitalized the infrastructure assets and improvements and recognized an obligation for the future special assessments to be levied. At December 31, 2011 and 2010, the book value of the infrastructure assets and improvements, net of depreciation, was $41.6 million and $43.7 million, respectively. The related obligation is classified within Accounts Payable and Accrued Liabilities and had a balance of $61.8 million and $62.6 million at December 31, 2011 and 2010, respectively. The fair value of this obligation, derived from quoted market prices, was $58.2 million at December 31, 2011 and $56.8 million at December 31, 2010.

Notes Payable

The fair value of notes payable is estimated based on quoted market prices, if available. If no quoted market prices are available, the fair value of notes payable are estimated using cash flows discounted at current market rates. When selecting discount rates for purposes of estimating the fair value of notes payable at December 31, 2011 and 2010, the Company employed the credit spreads at which the debt was originally issued. Excluding 2011 and 2010 refinancings, an additional 1.50% credit spread was added to the discount rate at December 31, 2011 and December 31, 2010, to attempt to account for current market conditions. This additional spread is an estimate and is not necessarily indicative of what the Company could obtain in the market at the reporting date. The Company does not believe that the use of different interest rate assumptions would have resulted in a materially different fair value of notes payable as of December 31, 2011 or 2010. To further assist financial statement users, the Company has included with its fair value disclosures an analysis of interest rate sensitivity. The fair values of the loans on The Pier Shops and Regency Square at December 31, 2010, were estimated at the fair value of the centers, which were collateral for the loans (Note 2).

The estimated fair values of notes payable at December 31, 2011 and 2010 are as follows:

	2011		2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable	$3,145,602	$3,299,243	$2,656,560	$2,616,986

The fair values of the notes payable are dependent on the interest rates used in estimating the values. An overall 1% increase in rates employed in making these estimates would have decreased the fair values of the debt shown above at December 31, 2011 by $94.7 million or 2.9%.

See Note 5 regarding the fair value of the Unconsolidated Joint Ventures’ notes payable, and Note 10 regarding additional information on derivatives.

Note 18 – Cash Flow Disclosures and Non-Cash Investing and Financing Activities

Interest paid in 2011, 2010, and 2009, net of amounts capitalized of $0.4 million, $0.3 million, and $1.3 million, respectively, approximated $117.2 million, $134.6 million, and $141.8 million, respectively. The following non-cash investing and financing activities occurred during 2011, 2010, and 2009:

	2011	2010	2009
Issuance of TRG partnership units in connection with acquisitions of The Mall at Green Hills and The Gardens on El Paseo and El Paseo Village (Note 2)	$72,683
Assumption of debt in connection with acquisitions of The Mall at Green Hills and The Gardens on El Paseo and El Paseo Village (Note 2)	215,439
Issuance of installment notes in connection with acquisitions of The Mall at Green Hills and The Gardens on El Paseo and El Paseo Village (Note 2)	281,467
Conversion of loan receivable and accrued interest to equity in connection with acquisition of TCBL (Note 2)	10,450
Issuance of redeemable equity in connection with acquisition of TCBL (Note 2)	11,882
Transfer of The Pier Shops and Regency Square in settlement of mortgage debt obligations, net (Note 2)	63,941
Other non-cash additions to properties	29,803	$28,678	$14,138

Other non-cash additions to properties primarily represent accrued construction and tenant allowance costs. Various other assets and liabilities were also assumed in connection with the acquisitions of The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village, and TCBL (Note 2)

Note 19 – Quarterly Financial Data (Unaudited)

The following is a summary of quarterly results of operations for 2011 and 2010:

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$149,634	$149,407	$158,555	$187,322
Equity in income of Unconsolidated Joint Ventures	10,146	10,886	10,958	14,074
Net income(1)	24,444	20,290	21,868	220,796
Net income attributable to TCO common shareowners	10,716	8,344	8,461	149,180
Income from continuing operations per share - basic	$0.27	$0.23	$0.29	$0.53
Earnings per common share – basic(1)	$0.19	$0.15	$0.15	$2.58
Income from continuing operations per share - diluted	$0.26	$0.23	$0.28	$0.52
Earnings per common share – diluted(1)	$0.19	$0.15	$0.14	$2.50

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$145,053	$146,906	$148,029	$186,439
Equity in income of Unconsolidated Joint Ventures	9,735	9,505	9,973	16,199
Net income	16,813	18,484	8,458	58,572
Net income attributable to TCO common shareowners	6,283	7,453	722	33,141
Income from continuing operations per share - basic	$0.18	$0.20	$0.09	$0.66
Earnings per common share – basic	$0.12	$0.14	$0.01	$0.61
Income from continuing operations per share - diluted	$0.17	$0.19	$0.09	$0.65
Earnings per common share – diluted	$0.11	$0.14	$0.01	$0.60

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)
Amounts include non-cash accounting gains of $126.7 million and $47.4 million, respectively, that were recognized on extinguishment of the debt obligations at The Pier Shops and Regency Square in the fourth quarter of 2011 (Note 2).

Schedule II

VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2011, 2010, and 2009
(in thousands)

		Additions
	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write-offs	Transfers, net		Balance at end of year
Year ended December 31, 2011
Allowance for doubtful receivables	$7,966	$2,032		$(2,535)	$(4,160)	(1)	$3,303
Year ended December 31, 2010
Allowance for doubtful receivables	$6,894	$3,363		$(2,291)			$7,966
Year ended December 31, 2009
Allowance for doubtful receivables	$9,895	$2,081		$(5,082)			$6,894

(1) Amounts represent balances associated with The Pier Shops and Regency Square as the centers were transferred to their mortgage lenders during 2011.

See accompanying report of independent registered public accounting firm.

Schedule III
TAUBMAN CENTERS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2011
(in thousands)

	Initial Cost to Company			Gross Amount at Which Carried at Close of Period
	Land	Buildings, Improvements, and Equipment	Cost Capitalized Subsequent to Acquisition	Land	BI&E	Total		Accumulated Depreciation (A/D)	Total Cost Net of A/D	Encumbrances		Date of Completion of Construction or Acquisition	Depreciable Life
Shopping Centers:
Beverly Center Los Angeles, CA		$209,093	$66,715		$275,808	$275,808		$142,604	$133,204	$316,724		1982	40 Years
Cherry Creek Shopping Center Denver, CO		99,260	120,367		219,627	219,627		123,063	96,564	280,000		1990	40 Years
Dolphin Mall, Miami, FL	$34,881	222,518	57,613	$34,881	280,131	315,012		77,655	237,357	290,000	(1)	2001	50 Years
Fairlane Town Center, Dearborn, MI	17,330	104,668	49,446	17,330	154,114	171,444		69,235	102,209	30,000	(1)	1996	40 Years
The Gardens on El Paseo/ El Paseo Village Palm Desert, CA	23,500	132,717	5	23,500	132,722	156,222		100	156,122	86,475/ 17,059	(2)	2011	40 Years/ 48 Years
Great Lakes Crossing Outlets Auburn Hills, MI	15,506	188,933	42,440	15,506	231,373	246,879		102,214	144,665	129,222		1998	50 Years
The Mall at Green Hills Nashville, TN	46,000	332,261	8	46,000	332,269	378,269		301	377,968	111,801	(3)	2011	40 Years
International Plaza Tampa, FL		300,344	36,436		336,780	336,780		104,798	231,982	325,000		2001	50 Years
MacArthur Center, Norfolk, VA		143,471	17,654		161,125	161,125		56,853	104,272	131,000		1999	50 Years
Northlake Mall Charlotte, NC	22,540	142,947	5,047	22,540	147,994	170,534		54,010	116,524	215,500		2005	50 Years
The Mall at Partridge Creek Clinton Township, MI	14,097	119,253	14,285	14,097	133,538	147,635		37,939	109,696	81,203		2007	50 Years
The Mall at Short Hills Short Hills, NJ	25,114	167,595	147,894	25,114	315,489	340,603		146,742	193,861	540,000		1980	40 Years
Stony Point Fashion Park Richmond, VA	10,677	92,056	12,787	10,677	104,843	115,520		42,866	72,654	103,615		2003	50 Years
Twelve Oaks Mall Novi, MI	25,410	190,514	81,083	25,410	271,597	297,007		116,311	180,696		(1)	1977	50 Years
The Mall at Wellington Green Wellington, FL	18,967	182,228	12,619	21,439	192,375	213,814		73,194	140,620	200,000		2001	50 Years
The Shops at Willow Bend Plano, TX	26,192	213,234	25,770	26,192	239,004	265,196		79,268	185,928			2001	50 Years
Other:
Office Facilities			27,577		27,577	27,577		19,847	7,730
Peripheral Land	46,525			46,525		46,525			46,525
Construction in Process and Development - pre-construction costs	46,700		15,479	46,700	15,479	62,179			62,179
Assets under CDD Obligations	4,164	61,411		4,164	61,411	65,575		23,831	41,744
Other		7,623			7,623	7,623		1,112	6,511
Total	$377,603	$2,910,126	$733,225	$380,075	$3,640,879	$4,020,954	(4)	$1,271,943	$2,749,011

The changes in total real estate assets and accumulated depreciation for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Total Real Estate Assets						Accumulated Depreciation
	2011		2010	2009			2011		2010	2009
Balance, beginning of year	$3,528,297		$3,496,853	$3,699,480		Balance, beginning of year	$(1,199,247)		$(1,100,610)	$(1,049,626)
Acquisitions	543,136	(5)				Depreciation - continuing operations	(117,466)		(136,824)	(129,306)
New development and improvements	76,026		79,023	52,772		Depreciation - discontinued operations	(9,764)		(8,108)	(10,352)
Disposals/Write-offs	(123,839)	(6)	(46,737)	(256,404)	(6)(7)	Disposals/Write-offs	54,534	(6)	46,295	88,690	(7)
Transfers In/(Out)	(2,666)		(842)	1,005		Transfers In/(Out)	—			(16)
Balance, end of year	$4,020,954		$3,528,297	$3,496,853		Balance, end of year	$(1,271,943)		$(1,199,247)	$(1,100,610)

(1)	These centers are collateral for the Company’s $650 million line of credit. Borrowings under the line of credit are primary obligations of the entities owning these centers.

(2)
Balances represent the two different mortgage notes held separately on The Gardens on El Paseo and El Paseo Village for $86.5 million and $17.1 million which include $0.3 million and $5.0 million, respectively, of purchase accounting premiums.

(3)	Balance includes $4.2 million purchase accounting premium.

(4)	The unaudited aggregate cost for federal income tax purposes as of December 31, 2011 was $4.390 billion.

(5)	Includes costs relating to the purchase of The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village.

(6)
In 2011, includes the book balances of property assets of The Pier Shops and Regency Square that were transferred to the mortgage lenders. The book balances, net of depreciation, were $25.7 million and $35.9 million, respectively. In 2009, the Company wrote down The Pier Shops and Regency Square to their fair values. The impairment charges were $107.7 million and $59.0 million, respectively.

(7)	As a result of the impairments of The Pier Shops and Regency Square in 2009, the related accumulated depreciation was set to zero.

See accompanying report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAUBMAN CENTERS, INC.
Date:	February 24, 2012	By: /s/ Robert S. Taubman
Robert S. Taubman, Chairman of the Board, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert S. Taubman	Chairman of the Board, President,	February 24, 2012
Robert S. Taubman	Chief Executive Officer, and Director
(Principal Executive Officer)

/s/ Lisa A. Payne	Vice Chairman, Chief Financial	February 24, 2012
Lisa A. Payne	Officer, and Director (Principal Financial Officer)

/s/ William S. Taubman	Chief Operating Officer,	February 24, 2012
William S. Taubman	and Director

/s/ Esther R. Blum	Senior Vice President, Controller, and	February 24, 2012
Esther R. Blum	Chief Accounting Officer

/s/ Graham Allison	Director	February 24, 2012
Graham Allison

/s/ Jerome A. Chazen	Director	February 24, 2012
Jerome A. Chazen

/s/ Craig M. Hatkoff	Director	February 24, 2012
Craig M. Hatkoff

/s/ Peter Karmanos, Jr.	Director	February 24, 2012
Peter Karmanos, Jr.

/s/ William U. Parfet	Director	February 24, 2012
William U. Parfet

/s/ Ronald W. Tysoe	Director	February 24, 2012
Ronald W. Tysoe

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
3.1	Restated By-Laws of Taubman Centers, Inc.	8-K		3.1	December 16, 2009
3.2	Amended and Restated Articles of Incorporation of Taubman Centers, Inc.	10-Q	September 30, 2011	3.1
4.1	Loan Agreement dated as of January 15, 2004 among La Cienega Associates, as Borrower, Column Financial, Inc., as Lender.	10-Q	March 31, 2004	4
4.2	Assignment of Leases and Rents, La Cienega Associates, Assignor, and Column Financial, Inc., Assignee, dated as of January 15, 2004.	10-Q	March 31, 2004	4
4.3	Leasehold Deed of Trust, with Assignment of Leases and Rents, Fixture Filing, and Security Agreement, dated as of January 15, 2004, from La Cienega Associates, Borrower, to Commonwealth Land Title Company, Trustee, for the benefit of Column Financial, Inc., Lender.	10-Q	March 31, 2004	4
4.4	Amended and Restated Promissory Note A-1, dated December 14, 2005, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company.	8-K		4.1	December 16, 2005
4.5	Amended and Restated Promissory Note A-2, dated December 14, 2005, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company.	8-K		4.2	December 16, 2005
4.6	Amended and Restated Promissory Note A-3, dated December 14, 2005, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company.	8-K		4.3	December 16, 2005
4.7	Amended and Restated Mortgage, Security Agreement and Fixture Filings, dated December 14, 2005 by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company.	8-K		4.4	December 16, 2005
4.8	Amended and Restated Assignment of Leases, dated December 14, 2005, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company.	8-K		4.5	December 16, 2005
4.9	Third Amended and Restated Secured Revolving Credit Agreement, dated as of July 29, 2011, by and among Dolphin Mall Associates Limited Partnership, Fairlane Town Center LLC and Twelve Oaks Mall, LLC, as Borrowers, Eurohypo AG, New York Branch, as Administrative Agent and Lead Arranger, and the various lenders and agents on the signature pages thereto.	10-Q	September 30, 2011	4.1
4.10	Fourth Amended and Restated Mortgage, Assignment of Leases and Rents and Security Agreement, dated as of July 29, 2011, by and between Dolphin Mall Associates LLC and Eurohypo AG, New York Branch, as Administrative Agent.	10-Q	September 30, 2011	4.2
4.11	Third Amended and Restated Mortgage, dated as of July 29, 2011, by and between Fairlane Town Center LLC and Eurohypo AG, New York Branch, as Administrative Agent.	10-Q	September 30, 2011	4.3
4.12	Third Amended and Restated Mortgage, dated as of July 29, 2011, by and between Twelve Oaks Mall, LLC and Eurohypo AG, New York Branch, as Administrative Agent.	10-Q	September 30, 2011	4.4
4.13	Guaranty of Payment, dated as of July 29, 2011, by and among The Taubman Realty Group Limited Partnership, Dolphin Mall Associates LLC, Fairlane Town Center LLC and Twelve Oaks Mall, LLC.	10-Q	September 30, 2011	4.5

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
4.14	Amended and Restated Mortgage, Security Agreement and Fixture Filing, dated as of November 4, 2011, by Tampa Westshore Associates Limited Partnership, in favor of Metropolitan Life Insurance Company.	8-K		4.1	November 9, 2011
4.14.1	Assignment of Leases, dated as of November 4, 2011, by Tampa Westshore Associates Limited Partnership (Assignor), a Delaware limited partnership, in favor of Metropolitan Life Insurance Company.	8-K		4.2	November 9, 2011
4.14.2	Guaranty Agreement, dated as of November 4, 2011, by The Taubman Realty Group Limited Partnership, in favor of Metropolitan Life Insurance Company.	8-K		4.3	November 9, 2011
*10.1	The Taubman Realty Group Limited Partnership 1992 Incentive Option Plan, as Amended and Restated Effective as of September 30, 1997.	10-K	December 31, 1997	10(b)
*10.1.1	First Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Option Plan as Amended and Restated Effective as of September 30, 1997.	10-K	December 31, 2001	10(b)
*10.1.2	Second Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated Effective as of September 30, 1997.	10-K	December 31, 2004	10(c)
*10.1.3	Third Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated Effective as of September 30, 1997.	10-K	December 31, 2004	10(d)
*10.1.4	Fourth Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated Effective as of September 30, 1997.	10-Q	March 31, 2007	10(a)
*10.1.5	The Form of The Taubman Realty Group Limited Partnership 1992 Incentive Option Plan Option Agreement.	10-K	December 31, 2004	10(e)
10.2	Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager.	10-K	December 31, 1992	10(f)
*10.2.1	First Amendment to the Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager, dated September 30, 1998.	10-K	December 31, 2008	10(au)
*10.2.2	Second Amendment to the Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager, dated December 23, 2008.	10-K	December 31, 2008	10(an)
10.3
Amended and Restated Cash Tender Agreement among Taubman Centers, Inc., The Taubman Realty Group Limited Partnership, and A. Alfred Taubman, A. Alfred Taubman, acting not individually but as Trustee of the A. Alfred Taubman Restated Revocable Trust, and TRA Partners.
		10-Q	June 30, 2000	10(a)
*10.4	Supplemental Retirement Savings Plan.	10-K	December 31, 1994	10(i)
*10.4.1	First Amendment to The Taubman Company Supplemental Retirement Savings Plan, dated December 12, 2008 (revised for Code Section 409A compliance).	10-K	December 31, 2008	10(aq)
*10.5	Employment Agreement between The Taubman Company Limited Partnership and Lisa A. Payne.	10-Q	March 31, 1997	10
*10.5.1	Amendment to Employment Agreement, dated December 22, 2008, for Lisa A. Payne (revised for Code Section 409A compliance).	10-K	December 31, 2008	10(at)
*10.6
Amended and Restated Change of Control Employment Agreement, dated December 18, 2008, by and among the Company, Taubman Realty Group Limited Partnership, and Lisa A. Payne (revised for Code Section 409A compliance).
		10-K	December 31, 2008	10(o)

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
*10.6.1	Form of Amended and Restated Change of Control Employment Agreement, dated December 18, 2008 (revised for Code Section 409A compliance).	10-K	December 31, 2008	10(p)
*10.6.2	Amendment to The Taubman Centers, Inc. Change of Control Severance Program, dated December 12, 2008 (revised for Code Section 409A compliance).	10-K	December 31, 2008	10(ar)
10.7	Second Amended and Restated Continuing Offer, dated as of May 16, 2000.	10-Q	June 30, 2000	10(b)
10.8	The Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership dated September 30, 1998.	10-Q	September 30, 1998	10
10.8.1	Annex to Second Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership.	10-K	December 31, 2009	10(s)
10.8.2	Annex II to Second Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership.	10-K	December 31, 1999	10(p)
10.8.3	Annex III to The Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership, dated as of May 27, 2004.	10-Q	June 30, 2004	10(c)
10.8.4	First Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership effective as of September 30, 1998.	10-K	December 31, 2009	10(v)
10.8.5	Second Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership effective as of September 3, 1999.	10-Q	September 30, 1999	10(a)
10.8.6	Third Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership, dated May 2, 2003.	10-Q	June 30, 2003	10(a)
10.8.7	Fourth Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership, dated December 31, 2003.	10-K	December 31, 2003	10(x)
10.8.8	Fifth Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership, dated February 1, 2005.	8-K		10.1	February 7, 2005
10.8.9	Sixth Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership, dated March 29, 2006.	10-Q	March 31, 2006	10
10.8.10	Seventh Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership, dated December 14, 2007.	10-K	December 31, 2007	10(z)
10.8.11	Eighth Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership, dated December 21, 2011.					X
10.8.12	Ninth Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership, dated December 30, 2011.					X
*10.9	The Taubman Realty Group Limited Partnership and The Taubman Company LLC Election and Option Deferral Agreement, as Amended and Restated Effective as of January 27, 2011	10-Q	March 31, 2011	10(b)

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
10.10	Operating Agreement of Taubman Land Associates, a Delaware Limited Liability Company, dated October 20, 2006.	10-K	December 31, 2006	10(ab)
10.11	Amended and Restated Agreement of Partnership of Sunvalley Associates, a California general partnership.	10-Q/A	June 30, 2002	10(a)
*10.12	Summary of Compensation for the Board of Directors of Taubman Centers, Inc., effective January 1, 2011.	10-Q	March 31, 2011	10(a)
*10.13	The Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan.	8-K		10	May 18, 2005
*10.13.1	The Form of The Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan.	8-K		10	May 18, 2005
*10.13.2	First Amendment to the Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan.	10-Q	June 30, 2008	10(c)
*10.13.3	Form of Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan Amendment Agreement (revised for Code Section 409A compliance).	10-K	December 31, 2008	10(ap)
*10.14	Amended and Restated Limited Liability Company Agreement of Taubman Properties Asia LLC, a Delaware Limited Liability Company.	10-Q	June 30, 2008	10(a)
*10.15	The Taubman Company 2008 Omnibus Long-Term Incentive Plan, as amended and restated as of May 21, 2010.	DEF 14		A	March 31, 2010
*10.15.1	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Restricted Share Unit Award Agreement.	8-K		10(a)	March 10, 2009
*10.15.2	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Option Award Agreement.	8-K		10(b)	March 10, 2009
*10.15.3	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Restricted and Performance Share Unit Award Agreement.	8-K		10(c)	March 10, 2009
*10.16	The Form of Fair Competition Agreement, by and between the Company and various officers of the Company.	10-Q	September 30, 2009	10(a)
10.17	Acquisition Agreement between Davis Street Land Company of Tennessee, L.L.C., as Trustee of The Green Hills Mall Trust, Davis Street Land Company of Tennessee II, L.L.C., as Trustee of GH II Trust, Gardens SPE II, LLC, and El Paseo Land Company, L.L.C and The Taubman Realty Group Limited Partnership, dated September 30, 2011	10-Q	September 30, 2011	4.6
10.17.1
First Amendment to the Acquisition Agreement between Davis Street Land Company of Tennessee, L.L.C., as Trustee of The Green Hills Mall Trust, Davis Street Land Company of Tennessee II, L.L.C., as Trustee of GH II Trust, Gardens SPE II, LLC, and El Paseo Land Company, L.L.C and The Taubman Realty Group Limited Partnership, dated December 21, 2011.
X
12	Statement Re: Computation of Taubman Centers, Inc. Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.					X
21	Subsidiaries of Taubman Centers, Inc.					X
23	Consent of Independent Registered Public Accounting Firm.					X
31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
99.1	Debt Maturity Schedule.					X
99.2	Real Estate and Accumulated Depreciation Schedule of the Unconsolidated Joint Ventures of The Taubman Realty Group Limited Partnership.					X
101.INS	XBRL Instance Document**					X
101.SCH	XBRL Taxonomy Extension Schema Document**					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**					X
*	A management contract or compensatory plan or arrangement required to be filed.
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