Form 10-K/A
period 2011-12-31
TAUBMAN CENTERS INC
filed 2012-02-28
CIK 890319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

TAUBMAN CENTERS, INC.

EXPLANATORY NOTE
This Amendment No. 1 to Annual Report on Form 10-K (the “Amendment”) amends our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2012 (the “Original Form 10-K”). The purpose of this Amendment is solely to add the date to the certification set forth in Exhibit 31.1 and to revise the references to the annual report on Form 10-K in the certifications set forth in Exhibits 31 and 32. In accordance with applicable SEC rules, this Amendment includes all of the certifications in Exhibits 31 and 32, each dated as of the date of this Amendment. We have also updated the exhibit list in the Original Form 10-K to reflect agreements that were filed therewith.
Except as noted above, this Amendment does not amend or modify any of the other information included in the Original Form 10-K and this Amendment does not update any information included in the Original Form 10-K to reflect any events, developments or results that occurred subsequent to February 24, 2012.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

15(a)(1)	The following financial statements of Taubman Centers, Inc. and the Reports of Independent Registered Public Accounting Firm thereon are filed with this report:

	TAUBMAN CENTERS, INC.	Page
	Management's Annual Report on Internal Control Over Financial Reporting	F-2
	Reports of Independent Registered Public Accounting Firm	F-3
	Consolidated Balance Sheet as of December 31, 2011 and 2010	F-5
	Consolidated Statement of Operations and Comprehensive Income for the years ended December 31, 2011, 2010, and 2009	F-6
	Consolidated Statement of Changes in Equity for the years ended December 31, 2011, 2010, and 2009	F-7
	Consolidated Statement of Cash Flows for the years ended December 31, 2011, 2010, and 2009	F-8
	Notes to Consolidated Financial Statements	F-9

15(a)(2)	The following is a list of the financial statement schedules required by Item 15(d):

TAUBMAN CENTERS, INC.
	Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2011, 2010, and 2009	F-46
	Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2011	F-47

15(a)(3)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
3.1	Restated By-Laws of Taubman Centers, Inc.	8-K		3.1	December 16, 2009
3.2	Amended and Restated Articles of Incorporation of Taubman Centers, Inc.	10-Q	September 30, 2011	3.1
4.1	Loan Agreement dated as of January 15, 2004 among La Cienega Associates, as Borrower, Column Financial, Inc., as Lender.	10-Q	March 31, 2004	4
4.2	Assignment of Leases and Rents, La Cienega Associates, Assignor, and Column Financial, Inc., Assignee, dated as of January 15, 2004.	10-Q	March 31, 2004	4
4.3	Leasehold Deed of Trust, with Assignment of Leases and Rents, Fixture Filing, and Security Agreement, dated as of January 15, 2004, from La Cienega Associates, Borrower, to Commonwealth Land Title Company, Trustee, for the benefit of Column Financial, Inc., Lender.	10-Q	March 31, 2004	4
4.4	Amended and Restated Promissory Note A-1, dated December 14, 2005, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company.	8-K		4.1	December 16, 2005
4.5	Amended and Restated Promissory Note A-2, dated December 14, 2005, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company.	8-K		4.2	December 16, 2005
4.6	Amended and Restated Promissory Note A-3, dated December 14, 2005, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company.	8-K		4.3	December 16, 2005

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
4.7	Amended and Restated Mortgage, Security Agreement and Fixture Filings, dated December 14, 2005 by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company.	8-K		4.4	December 16, 2005
4.8	Amended and Restated Assignment of Leases, dated December 14, 2005, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company.	8-K		4.5	December 16, 2005
4.9	Third Amended and Restated Secured Revolving Credit Agreement, dated as of November 1, 2007, by and among Dolphin Mall Associates Limited Partnership, Fairlane Town Center LLC and Twelve Oaks Mall, LLC, as Borrowers, Eurohypo AG, New York Branch, as Administrative Agent and Lead Arranger, and the various lenders and agents on the signature pages thereto.	10-Q	September 30, 2011	4.1
4.10	Fourth Amended and Restated Mortgage, Assignment of Leases and Rents and Security Agreement, dated as of July 29, 2011, by and between Dolphin Mall Associates LLC and Eurohypo AG, New York Branch, as Administrative Agent.	10-Q	September 30, 2011	4.2
4.11	Third Amended and Restated Mortgage, dated as of July 29, 2011, by and between Fairlane Town Center LLC and Eurohypo AG, New York Branch, as Administrative Agent.	10-Q	September 30, 2011	4.3
4.12	Third Amended and Restated Mortgage, dated as of July 29, 2011, by and between Twelve Oaks Mall, LLC and Eurohypo AG, New York Branch, as Administrative Agent.	10-Q	September 30, 2011	4.4
4.13	Guaranty of Payment, dated as of July 29, 2011, by and among The Taubman Realty Group Limited Partnership, Dolphin Mall Associates LLC, Fairlane Town Center LLC and Twelve Oaks Mall, LLC.	10-Q	September 30, 2011	4.5
4.14	Amended and Restated Mortgage, Security Agreement and Fixture Filing, dated as of November 4, 2011, by Tampa Westshore Associates Limited Partnership, in favor of Metropolitan Life Insurance Company. .	8-K		4.1	November 9, 2011
4.14.1	Assignment of Leases, dated as of November 4, 2011, by Tampa Westshore Associates Limited Partnership (Assignor), a Delaware limited partnership, in favor of Metropolitan Life Insurance Company.	8-K		4.2	November 9, 2011
4.14.2	Guaranty Agreement, dated as of November 4, 2011, by The Taubman Realty Group Limited Partnership, in favor of Metropolitan Life Insurance Company.	8-K		4.3	November 9, 2011
*10.1	The Taubman Realty Group Limited Partnership 1992 Incentive Option Plan, as Amended and Restated Effective as of September 30, 1997.	10-K	December 31, 1997	10(b)
*10.1.1	First Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Option Plan as Amended and Restated Effective as of September 30, 1997.	10-K	December 31, 2001	10(b)
*10.1.2	Second Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated Effective as of September 30, 1997.	10-K	December 31, 2004	10(c)

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
*10.1.3	Third Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated Effective as of September 30, 1997.	10-K	December 31, 2004	10(d)
*10.1.4	Fourth Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated Effective as of September 30, 1997.	10-Q	March 31, 2007	10(a)
*10.1.5	The Form of The Taubman Realty Group Limited Partnership 1992 Incentive Option Plan Option Agreement.	10-K	December 31, 2004	10(e)
10.2	Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager.	10-K	December 31, 1992	10(f)
10.2.1	First Amendment to the Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager, dated September 30, 1998.	10-K	December 31, 2008	10(au)
10.2.2	Second Amendment to the Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager, dated December 23, 2008.	10-K	December 31, 2008	10(an)
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
		10-K	December 31, 2008	10(o)
*10.6.1	Form of Amended and Restated Change of Control Employment Agreement, dated December 18, 2008 (revised for Code Section 409A compliance).	10-K	December 31, 2008	10(p)
*10.6.2	Amendment to The Taubman Centers, Inc. Change of Control Severance Program, dated December 12, 2008 (revised for Code Section 409A compliance).	10-K	December 31, 2008	10(ar)
10.7	Second Amended and Restated Continuing Offer, dated as of May 16, 2000.	10-Q	June 30, 2000	10(b)
10.8	The Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership dated September 30, 1998.	10-Q	September 30, 1998	10

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
10.8.1	Annex to Second Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership.	10-K	December 31, 2009	10(s)
10.8.2	Annex II to Second Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership.	10-K	December 31, 1999	10(p)
10.8.3	Annex III to The Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership, dated as of May 27, 2004.	10-Q	June 30, 2004	10(c)
10.8.4	First Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership effective as of September 30, 1998.	10-K	December 31, 2009	10(v)
10.8.5	Second Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership effective as of September 3, 1999.	10-Q	September 30, 1999	10(a)
10.8.6	Third Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership, dated May 2, 2003.	10-Q	June 30, 2003	10(a)
10.8.7	Fourth Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership, dated December 31, 2003.	10-K	December 31, 2003	10(x)
10.8.8	Fifth Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership, dated February 1, 2005.	8-K		10.1	February 7, 2005
10.8.9	Sixth Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership, dated March 29, 2006.	10-Q	March 31, 2006	10
10.8.10	Seventh Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership, dated December 14, 2007.
10.8.11	Eighth Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership, dated December 21, 2011.	10-K	December 31, 2011	10.8.11
10.8.12	Ninth Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership, dated December 30, 2011.	10-K	December 31, 2011	10.8.12
*10.9	The Taubman Realty Group Limited Partnership and The Taubman Company LLC Election and Option Deferral Agreement, as Amended and Restated Effective as of January 27, 2011	10-Q	March 31, 2011	10(b)
10.10	Operating Agreement of Taubman Land Associates, a Delaware Limited Liability Company, dated October 20, 2006.	10-K	December 31, 2006	10(ab)
10.11	Amended and Restated Agreement of Partnership of Sunvalley Associates, a California general partnership.	10-Q/A	June 30, 2002	10(a)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
*10.12	Summary of Compensation for the Board of Directors of Taubman Centers, Inc., effective January 1, 2011.	10-Q	March 31, 2011	10(a)
*10.13	The Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan.	8-K		10	May 18, 2005
*10.13.1	The Form of The Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan.	8-K		10	May 18, 2005
*10.13.2	First Amendment to the Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan.	10-Q	June 30, 2008	10(c)
*10.13.3	Form of Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan Amendment Agreement (revised for Code Section 409A compliance).	10-K	December 31, 2008	10(ap)
*10.14	Amended and Restated Limited Liability Company Agreement of Taubman Properties Asia LLC, a Delaware Limited Liability Company.	10-Q	June 30, 2008	10(a)
*10.15	The Taubman Company 2008 Omnibus Long-Term Incentive Plan, as amended and restated as of May 21, 2010.	DEF 14		A	March 31, 2010
*10.15.1	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Restricted Share Unit Award Agreement.	8-K		10(a)	March 10, 2009
*10.15.2	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Option Award Agreement.	8-K		10(b)	March 10, 2009
*10.15.3	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Restricted and Performance Share Unit Award Agreement.	8-K		10(c)	March 10, 2009
*10.16	The Form of Fair Competition Agreement, by and between the Company and various officers of the Company.	10-Q	September 30, 2009	10(a)
10.17	Acquisition Agreement between Davis Street Land Company of Tennessee, L.L.C., as Trustee of The Green Hills Mall Trust, Davis Street Land Company of Tennessee II, L.L.C., as Trustee of GH II Trust, Gardens SPE II, LLC, and El Paseo Land Company, L.L.C and The Taubman Realty Group Limited Partnership dated September 30, 2011.	10-Q	September 30, 2011	4.6
10.17.1	First Amendment to the Acquisition Agreement between Davis Street Land Company of Tennessee, L.L.C., as Trustee of The Green Hills Mall Trust, Davis Street Land Company of Tennessee II, L.L.C., as Trustee of GH II Trust, Gardens SPE II, LLC, and El Paseo Land Company, L.L.C and The Taubman Realty Group Limited Partnership, dated December 21, 2011	10-K	December 31, 2011	10.17.1
12	Statement Re: Computation of Taubman Centers, Inc. Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.	10-K	December 31, 2011	12
21	Subsidiaries of Taubman Centers, Inc.	10-K	December 31, 2011	21
23	Consent of Independent Registered Public Accounting Firm.	10-K	December 31, 2011	23
31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
99.1	Debt Maturity Schedule.	10-K	December 31, 2011	99.1
99.2	Real Estate and Accumulated Depreciation Schedule of the Unconsolidated Joint Ventures of The Taubman Realty Group Limited Partnership.	10-K	December 31, 2011	99.2
101.INS	XBRL Instance Document**	10-K	December 31, 2011	101.INS
101.SCH	XBRL Taxonomy Extension Schema Document**	10-K	December 31, 2011	101.SCH
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**	10-K	December 31, 2011	101.CAL
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**	10-K	December 31, 2011	101.LAB
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**	10-K	December 31, 2011	101.PRE
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**	10-K	December 31, 2011	101.DEF
*	A management contract or compensatory plan or arrangement required to be filed.
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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAUBMAN CENTERS, INC.
Date:	February 28, 2012	By: /s/ Lisa A. Payne
Lisa A. Payne, Vice Chairman, Chief Financial Officer, and Director (Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
3.1	Restated By-Laws of Taubman Centers, Inc.	8-K		3.1	December 16, 2009
3.2	Amended and Restated Articles of Incorporation of Taubman Centers, Inc.	10-Q	September 30, 2011	3.1
4.1	Loan Agreement dated as of January 15, 2004 among La Cienega Associates, as Borrower, Column Financial, Inc., as Lender.	10-Q	March 31, 2004	4
4.2	Assignment of Leases and Rents, La Cienega Associates, Assignor, and Column Financial, Inc., Assignee, dated as of January 15, 2004.	10-Q	March 31, 2004	4
4.3	Leasehold Deed of Trust, with Assignment of Leases and Rents, Fixture Filing, and Security Agreement, dated as of January 15, 2004, from La Cienega Associates, Borrower, to Commonwealth Land Title Company, Trustee, for the benefit of Column Financial, Inc., Lender.	10-Q	March 31, 2004	4
4.4	Amended and Restated Promissory Note A-1, dated December 14, 2005, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company.	8-K		4.1	December 16, 2005
4.5	Amended and Restated Promissory Note A-2, dated December 14, 2005, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company.	8-K		4.2	December 16, 2005
4.6	Amended and Restated Promissory Note A-3, dated December 14, 2005, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company.	8-K		4.3	December 16, 2005
4.7	Amended and Restated Mortgage, Security Agreement and Fixture Filings, dated December 14, 2005 by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company.	8-K		4.4	December 16, 2005
4.8	Amended and Restated Assignment of Leases, dated December 14, 2005, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company.	8-K		4.5	December 16, 2005
4.9	Third Amended and Restated Secured Revolving Credit Agreement, dated as of July 29, 2011, by and among Dolphin Mall Associates Limited Partnership, Fairlane Town Center LLC and Twelve Oaks Mall, LLC, as Borrowers, Eurohypo AG, New York Branch, as Administrative Agent and Lead Arranger, and the various lenders and agents on the signature pages thereto.	10-Q	September 30, 2011	4.1
4.10	Fourth Amended and Restated Mortgage, Assignment of Leases and Rents and Security Agreement, dated as of July 29, 2011, by and between Dolphin Mall Associates LLC and Eurohypo AG, New York Branch, as Administrative Agent.	10-Q	September 30, 2011	4.2
4.11	Third Amended and Restated Mortgage, dated as of July 29, 2011, by and between Fairlane Town Center LLC and Eurohypo AG, New York Branch, as Administrative Agent.	10-Q	September 30, 2011	4.3
4.12	Third Amended and Restated Mortgage, dated as of July 29, 2011, by and between Twelve Oaks Mall, LLC and Eurohypo AG, New York Branch, as Administrative Agent.	10-Q	September 30, 2011	4.4
4.13	Guaranty of Payment, dated as of July 29, 2011, by and among The Taubman Realty Group Limited Partnership, Dolphin Mall Associates LLC, Fairlane Town Center LLC and Twelve Oaks Mall, LLC.	10-Q	September 30, 2011	4.5

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
4.14	Amended and Restated Mortgage, Security Agreement and Fixture Filing, dated as of November 4, 2011, by Tampa Westshore Associates Limited Partnership, in favor of Metropolitan Life Insurance Company.	8-K		4.1	November 9, 2011
4.14.1	Assignment of Leases, dated as of November 4, 2011, by Tampa Westshore Associates Limited Partnership (Assignor), a Delaware limited partnership, in favor of Metropolitan Life Insurance Company.	8-K		4.2	November 9, 2011
4.14.2	Guaranty Agreement, dated as of November 4, 2011, by The Taubman Realty Group Limited Partnership, in favor of Metropolitan Life Insurance Company.	8-K		4.3	November 9, 2011
*10.1	The Taubman Realty Group Limited Partnership 1992 Incentive Option Plan, as Amended and Restated Effective as of September 30, 1997.	10-K	December 31, 1997	10(b)
*10.1.1	First Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Option Plan as Amended and Restated Effective as of September 30, 1997.	10-K	December 31, 2001	10(b)
*10.1.2	Second Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated Effective as of September 30, 1997.	10-K	December 31, 2004	10(c)
*10.1.3	Third Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated Effective as of September 30, 1997.	10-K	December 31, 2004	10(d)
*10.1.4	Fourth Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated Effective as of September 30, 1997.	10-Q	March 31, 2007	10(a)
*10.1.5	The Form of The Taubman Realty Group Limited Partnership 1992 Incentive Option Plan Option Agreement.	10-K	December 31, 2004	10(e)
10.2	Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager.	10-K	December 31, 1992	10(f)
*10.2.1	First Amendment to the Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager, dated September 30, 1998.	10-K	December 31, 2008	10(au)
*10.2.2	Second Amendment to the Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager, dated December 23, 2008.	10-K	December 31, 2008	10(an)
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
		10-K	December 31, 2008	10(o)

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
*10.6.1	Form of Amended and Restated Change of Control Employment Agreement, dated December 18, 2008 (revised for Code Section 409A compliance).	10-K	December 31, 2008	10(p)
*10.6.2	Amendment to The Taubman Centers, Inc. Change of Control Severance Program, dated December 12, 2008 (revised for Code Section 409A compliance).	10-K	December 31, 2008	10(ar)
10.7	Second Amended and Restated Continuing Offer, dated as of May 16, 2000.	10-Q	June 30, 2000	10(b)
10.8	The Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership dated September 30, 1998.	10-Q	September 30, 1998	10
10.8.1	Annex to Second Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership.	10-K	December 31, 2009	10(s)
10.8.2	Annex II to Second Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership.	10-K	December 31, 1999	10(p)
10.8.3	Annex III to The Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership, dated as of May 27, 2004.	10-Q	June 30, 2004	10(c)
10.8.4	First Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership effective as of September 30, 1998.	10-K	December 31, 2009	10(v)
10.8.5	Second Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership effective as of September 3, 1999.	10-Q	September 30, 1999	10(a)
10.8.6	Third Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership, dated May 2, 2003.	10-Q	June 30, 2003	10(a)
10.8.7	Fourth Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership, dated December 31, 2003.	10-K	December 31, 2003	10(x)
10.8.8	Fifth Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership, dated February 1, 2005.	8-K		10.1	February 7, 2005
10.8.9	Sixth Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership, dated March 29, 2006.	10-Q	March 31, 2006	10
10.8.10	Seventh Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership, dated December 14, 2007.	10-K	December 31, 2007	10(z)
10.8.11	Eighth Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership, dated December 21, 2011.	10-K	December 31, 2011	10.8.11
10.8.12	Ninth Amendment to the Second Amendment and Restatement of Agreement of Limited Partnership of the Taubman Realty Group Limited Partnership, dated December 30, 2011.	10-K	December 31, 2011	10.8.12
*10.9	The Taubman Realty Group Limited Partnership and The Taubman Company LLC Election and Option Deferral Agreement, as Amended and Restated Effective as of January 27, 2011	10-Q	March 31, 2011	10(b)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
10.10	Operating Agreement of Taubman Land Associates, a Delaware Limited Liability Company, dated October 20, 2006.	10-K	December 31, 2006	10(ab)
10.11	Amended and Restated Agreement of Partnership of Sunvalley Associates, a California general partnership.	10-Q/A	June 30, 2002	10(a)
*10.12	Summary of Compensation for the Board of Directors of Taubman Centers, Inc., effective January 1, 2011.	10-Q	March 31, 2011	10(a)
*10.13	The Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan.	8-K		10	May 18, 2005
*10.13.1	The Form of The Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan.	8-K		10	May 18, 2005
*10.13.2	First Amendment to the Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan.	10-Q	June 30, 2008	10(c)
*10.13.3	Form of Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan Amendment Agreement (revised for Code Section 409A compliance).	10-K	December 31, 2008	10(ap)
*10.14	Amended and Restated Limited Liability Company Agreement of Taubman Properties Asia LLC, a Delaware Limited Liability Company.	10-Q	June 30, 2008	10(a)
*10.15	The Taubman Company 2008 Omnibus Long-Term Incentive Plan, as amended and restated as of May 21, 2010.	DEF 14		A	March 31, 2010
*10.15.1	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Restricted Share Unit Award Agreement.	8-K		10(a)	March 10, 2009
*10.15.2	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Option Award Agreement.	8-K		10(b)	March 10, 2009
*10.15.3	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Restricted and Performance Share Unit Award Agreement.	8-K		10(c)	March 10, 2009
*10.16	The Form of Fair Competition Agreement, by and between the Company and various officers of the Company.	10-Q	September 30, 2009	10(a)
10.17	Acquisition Agreement between Davis Street Land Company of Tennessee, L.L.C., as Trustee of The Green Hills Mall Trust, Davis Street Land Company of Tennessee II, L.L.C., as Trustee of GH II Trust, Gardens SPE II, LLC, and El Paseo Land Company, L.L.C and The Taubman Realty Group Limited Partnership, dated September 30, 2011	10-Q	September 30, 2011	4.6
10.17.1	First Amendment to the Acquisition Agreement between Davis Street Land Company of Tennessee, L.L.C., as Trustee of The Green Hills Mall Trust, Davis Street Land Company of Tennessee II, L.L.C., as Trustee of GH II Trust, Gardens SPE II, LLC, and El Paseo Land Company, L.L.C and The Taubman Realty Group Limited Partnership, dated December 21, 2011.	10-K	December 31, 2011	10.17.1
12	Statement Re: Computation of Taubman Centers, Inc. Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.	10-K	December 31, 2011	12
21	Subsidiaries of Taubman Centers, Inc.	10-K	December 31, 2011	21
23	Consent of Independent Registered Public Accounting Firm.	10-K	December 31, 2011	23
31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
99.1	Debt Maturity Schedule.	10-K	December 31, 2011	99.1
99.2	Real Estate and Accumulated Depreciation Schedule of the Unconsolidated Joint Ventures of The Taubman Realty Group Limited Partnership.	10-K	December 31, 2011	99.2
101.INS	XBRL Instance Document**	10-K	December 31, 2011	101.INS
101.SCH	XBRL Taxonomy Extension Schema Document**	10-K	December 31, 2011	101.SCH
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**	10-K	December 31, 2011	101.CAL
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**	10-K	December 31, 2011	101.LAB
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**	10-K	December 31, 2011	101.PRE
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**	10-K	December 31, 2011	101.DEF
*	A management contract or compensatory plan or arrangement required to be filed.
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