Form 10-Q
period 2012-03-31
TAUBMAN CENTERS INC
filed 2012-05-03
CIK 890319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2012
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

☐ Yes  ☒  No

As of May 2, 2012, there were outstanding 58,769,533 shares of the Company's common stock, par value $0.01 per share.

TAUBMAN CENTERS, INC.

TAUBMAN CENTERS, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	March 31 2012	December 31 2011
Assets:
Properties	$4,100,155	$4,020,954
Accumulated depreciation and amortization	(1,299,655)	(1,271,943)
	$2,800,500	$2,749,011
Investment in Unconsolidated Joint Ventures (Note 4)	74,776	75,582
Cash and cash equivalents	27,101	24,033
Restricted cash (Notes 2 and 5)	6,084	295,318
Accounts and notes receivable, less allowance for doubtful accounts of $3,114 and $3,303 in 2012 and 2011	54,441	59,990
Accounts receivable from related parties	1,829	1,418
Deferred charges and other assets (Note 2)	131,699	131,440
Total Assets	$3,096,430	$3,336,792

Liabilities:
Mortgage notes payable (Note 5)	$2,945,761	$2,864,135
Installment notes (Notes 2 and 5)		281,467
Accounts payable and accrued liabilities	232,608	255,146
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures (Note 4)	193,838	192,257
	$3,372,207	$3,593,005
Commitments and contingencies (Notes 2, 5, 6, 7, 8, and 9)

Redeemable noncontrolling interests (Note 6)	82,949	84,235

Equity:
Taubman Centers, Inc. Shareowners’ Equity:
Series B Non-Participating Convertible Preferred Stock, $0.001 par and liquidation value, 40,000,000 shares authorized, 26,460,058 and 26,461,958 shares issued and outstanding at March 31, 2012 and December 31, 2011	$26	$26
Series G Cumulative Redeemable Preferred Stock, 4,000,000 shares authorized, no par, $100 million liquidation preference, 4,000,000 shares issued and outstanding at March 31, 2012 and December 31, 2011

Series H Cumulative Redeemable Preferred Stock, 3,480,000 shares authorized, no par, $87 million liquidation preference, 3,480,000 shares issued and outstanding at March 31, 2012 and December 31, 2011
Common Stock, $0.01 par value, 250,000,000 shares authorized, 58,727,927 and 58,022,475 shares issued and outstanding at March 31, 2012 and December 31, 2011	587	580
Additional paid-in capital	666,007	673,923
Accumulated other comprehensive loss	(25,575)	(27,613)
Dividends in excess of net income	(872,687)	(863,040)
	$(231,642)	$(216,124)
Noncontrolling interests (Note 6)	(127,084)	(124,324)
	$(358,726)	$(340,448)
Total Liabilities and Equity	$3,096,430	$3,336,792

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Three Months Ended March 31
	2012	2011
Revenues:
Minimum rents	$93,744	$82,881
Percentage rents	4,403	3,304
Expense recoveries	56,477	51,437
Management, leasing, and development services	8,648	5,860
Other	5,992	6,152
	$169,264	$149,634
Expenses:
Maintenance, taxes, utilities, and promotion	$41,698	$40,664
Other operating	16,310	17,079
Management, leasing, and development services	8,522	2,280
General and administrative	8,407	7,284
Interest expense	37,527	29,774
Depreciation and amortization	36,434	32,025
	$148,898	$129,106
Nonoperating income	124	105
Income from continuing operations before income tax expense and equity in income of Unconsolidated Joint Ventures	$20,490	$20,633
Income tax expense (Note 3)	(214)	(210)
Equity in income of Unconsolidated Joint Ventures (Note 4)	11,901	10,146
Income from continuing operations	$32,177	$30,569
Discontinued operations (Note 2)		(6,125)
Net income	$32,177	$24,444
Income from continuing operations attributable to noncontrolling interests (Note 6)	(10,585)	(11,611)
Loss from discontinued operations attributable to noncontrolling interests (Note 6)		1,922
Net income attributable to Taubman Centers, Inc.	$21,592	$14,755
Distributions to participating securities of TRG (Note 8)	(403)	(381)
Preferred stock dividends	(3,658)	(3,658)
Net income attributable to Taubman Centers, Inc. common shareowners	$17,531	$10,716

Net income	$32,177	$24,444
Other comprehensive income:
Unrealized gain on interest rate instruments and other	2,785	2,635
Reclassification adjustment for amounts recognized in net income	245	315
	$3,030	$2,950
Comprehensive income	$35,207	$27,394
Comprehensive income attributable to noncontrolling interests	(11,585)	(10,752)
Comprehensive income attributable to Taubman Centers, Inc.	$23,622	$16,642

Basic earnings per common share (Note 10):
Continuing operations	$0.30	$0.27
Discontinued operations		(0.08)
Total basic earnings per common share	$0.30	$0.19

Diluted earnings per common share (Note 10):
Continuing operations	$0.30	$0.26
Discontinued operations		(0.07)
Total diluted earnings per common share	$0.30	$0.19

Cash dividends declared per common share	$0.4625	$0.4375

Weighted average number of common shares outstanding – basic	58,247,148	55,560,988

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(in thousands, except share data)

	Taubman Centers, Inc. Shareowners’ Equity
	Preferred Stock		Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Dividends in Excess of Net Income	Non-Redeemable Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2011	33,713,126	$26	54,696,054	$547	$589,881	$(14,925)	$(939,290)	$(164,150)	$(527,911)

Issuance of stock pursuant to Continuing Offer (Notes 8 and 9)	(1,092,690)	(1)	1,092,766	11	(10)
Share-based compensation under employee and director benefit plans (Note 8)			86,651	1	1,060				1,061
Adjustments of noncontrolling interests (Note 6)					(4,217)	304		3,913
Contributions from noncontrolling interests (excludes $62 of contributions from redeemable noncontrolling interests) (Note 6)								31,417	31,417
Dividend equivalents (Note 8)							(25)		(25)
Dividends and distributions							(28,493)	(16,348)	(44,841)
Net income (excludes $62 of net loss attributable to redeemable noncontrolling interests) (Note 6)							14,755	9,751	24,506
Other comprehensive income (Note 7):
Unrealized gain on interest rate instruments and other						1,670		965	2,635
Reclassification adjustment for amounts recognized in net income						217		98	315
Balance, March 31, 2011	32,620,436	$25	55,875,471	$559	$586,714	$(12,734)	$(953,053)	$(134,354)	$(512,843)

Balance, January 1, 2012	33,941,958	$26	58,022,475	$580	$673,923	$(27,613)	$(863,040)	$(124,324)	$(340,448)

Share-based compensation under employee and director benefit plans (Note 8)			705,452	7	(7,725)				(7,718)
Tax impact of share-based compensation (Note 3)					190				190
Adjustments of noncontrolling interests (Note 6)	(1,900)				(381)	8		294	(79)
Dividend equivalents (Note 8)							(33)		(33)
Dividends and distributions (excludes $611 of distributions attributable to redeemable noncontrolling interests) (Note 6)							(31,206)	(15,518)	(46,724)
Net income (excludes $924 of net loss attributable to redeemable noncontrolling interests) (Note 6)							21,592	11,509	33,101
Other comprehensive income (Note 7):
Unrealized gain on interest rate instruments and other (excludes $45 of other comprehensive income attributable to redeemable noncontrolling interests) (Note 6)						1,861		879	2,740
Reclassification adjustment for amounts recognized in net income						169		76	245
Balance, March 31, 2012	33,940,058	$26	58,727,927	$587	$666,007	$(25,575)	$(872,687)	$(127,084)	$(358,726)

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Three Months Ended March 31
	2012	2011
Cash Flows From Operating Activities:
Net income	$32,177	$24,444
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization - continuing operations	36,434	32,025
Depreciation and amortization - discontinued operations		1,764
Provision for bad debts	130	2,304
Other	3,788	3,354
Increase (decrease) in cash attributable to changes in assets and liabilities:
Receivables, restricted cash, deferred charges, and other assets	1,194	(1,589)
Accounts payable and other liabilities	(13,031)	(9,017)
Net Cash Provided By Operating Activities	$60,692	$53,285

Cash Flows From Investing Activities:
Additions to properties	$(93,681)	$(21,414)
Repayments of notes receivable	523	440
Release of restricted cash	289,389
Contributions to Unconsolidated Joint Ventures	(225)	(225)
Distributions from Unconsolidated Joint Ventures in excess of income	3,554	6,052
Net Cash Provided By (Used In) Investing Activities	$199,560	$(15,147)

Cash Flows From Financing Activities:
Debt proceeds	$85,955	$35,996
Debt payments	(3,592)	(54,892)
Repayment of installment notes	(281,467)
Debt issuance costs		(2,062)
Issuance of common stock and/or partnership units in connection with incentive plans	(10,885)	(2,000)
Distributions to noncontrolling interests	(16,129)	(16,348)
Distributions to participating securities of TRG	(403)	(381)
Contributions from noncontrolling interests	230	31,479
Cash dividends to preferred shareowners	(3,658)	(3,658)
Cash dividends to common shareowners	(27,145)	(24,446)
Other	(90)	(77)
Net Cash Used In Financing Activities	$(257,184)	$(36,389)

Net Increase In Cash and Cash Equivalents	$3,068	$1,749

Cash and Cash Equivalents at Beginning of Period	24,033	19,291

Cash and Cash Equivalents at End of Period	$27,101	$21,040

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -	Interim Financial Statements

General

Taubman Centers, Inc. (the Company or TCO) is a Michigan corporation that operates as a self-administered and self-managed real estate investment trust (REIT). The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG) is a majority-owned partnership subsidiary of TCO that owns direct or indirect interests in all of the Company’s real estate properties. In this report, the term “Company" refers to TCO, the Operating Partnership, and/or the Operating Partnership's subsidiaries as the context may require. The Company engages in the ownership, management, leasing, acquisition, disposition, development, and expansion of regional and super-regional retail shopping centers and interests therein. The Company’s owned portfolio as of March 31, 2012 included 24 urban and suburban shopping centers in 12 states.

Taubman Properties Asia LLC and its subsidiaries (Taubman Asia), which is the platform for the Company’s expansion into China and South Korea, is headquartered in Hong Kong.

The unaudited interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. The results of interim periods are not necessarily indicative of the results for a full year.

Dollar amounts presented in tables within the notes to the financial statements are stated in thousands, except share data or as otherwise noted. Certain reclassifications have been made to prior year amounts to conform with current year classifications. Income statement amounts for properties disposed of have been reclassified to discontinued operations. In addition, certain income statement related disclosures in the accompanying footnotes exclude amounts that have been reclassified to discontinued operations.

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

Ownership

In addition to the Company’s common stock, there are three classes of preferred stock (Series B, G, and H) outstanding as of March 31, 2012. Dividends on the 8% Series G and 7.625% Series H Preferred Stock are cumulative and are paid on the last day of each calendar quarter. The Company owns corresponding Series G and Series H Preferred Equity interests in the Operating Partnership that entitle the Company to income and distributions (in the form of guaranteed payments) in amounts equal to the dividends payable on the Company’s Series G and Series H Preferred Stock.

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

Outstanding voting securities of the Company at March 31, 2012 consisted of 26,460,058 shares of Series B Preferred Stock and 58,727,927 shares of common stock.

The Operating Partnership

At March 31, 2012, the Operating Partnership’s equity included two classes of preferred equity (Series G and H) and the net equity of the partnership unitholders. Net income and distributions of the Operating Partnership are allocable first to the preferred equity interests, and the remaining amounts to the general and limited partners in the Operating Partnership in accordance with their percentage ownership. The Series G and Series H Preferred Equity are owned by the Company and are eliminated in consolidation.

The Company's ownership in the Operating Partnership at March 31, 2012 consisted of a 69% managing general partnership interest, as well as the Series G and H Preferred Equity interests. The Company's average ownership percentage in the Operating Partnership was 69% for the three months ended March 31, 2012 and 2011. At March 31, 2012, the Operating Partnership had 85,206,435 partnership units outstanding, of which the Company owned 58,727,927 units.

Note 2 -	Acquisitions, Dispositions, and Development

Acquisitions

The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village

In December 2011, the Company acquired The Mall at Green Hills in Nashville, Tennessee, and The Gardens on El Paseo and El Paseo Village in Palm Desert, California from affiliates of Davis Street Properties, LLC. The consideration for the properties was $560 million, excluding transaction costs. The consideration consisted of the assumption of approximately $206 million of debt, approximately $281.5 million in installment notes, and the issuance of 1.3 million of Operating Partnership units. The 1.3 million Operating Partnership units issued were determined based on a value of $55 per unit, which approximated the fair value due to restrictions on sale of these Operating Partnership units. See Note 6 for features of the Operating Partnership units. The installment notes bore interest at 3.125% and were paid in full in February 2012. As of December 31, 2011, the installment notes were secured by restricted cash funded by borrowings under the Company's line of credit, which was classified within Restricted Cash on the Consolidated Balance Sheet. For each Operating Partnership unit issued, a share of Series B Preferred Stock (Note 9) was also issued.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

TCBL

In December 2011, Taubman Asia acquired a 90% controlling interest in a Beijing-based retail real estate consultancy company with more than 200 staff across seven offices in Mainland China. The new company is named Taubman TCBL and the total consideration for the transaction was $23.7 million. Taubman Asia paid approximately $11.5 million in cash and credited the noncontrolling owners with approximately $11.9 million of capital in the newly formed company. The $11.5 million in cash included approximately $10.2 million that was lent in August 2011 by Taubman Asia to the noncontrolling partners. Upon closing, the loan and $0.3 million of accrued interest were converted to capital and the remaining balance was paid in cash. Substantially all of the purchase price was allocated to goodwill in Taubman TCBL.

Purchase Price Allocations

For the preceding acquisitions, the Company has not yet finalized its allocations of the purchase prices to the tangible and identifiable intangible assets and liabilities acquired. The Company is evaluating certain valuation information for assets and liabilities acquired to complete its allocations. A final determination of the required purchase price allocations will be made before the end of 2012.

Dispositions

Discontinued operations in the accompanying Statement of Operations and Comprehensive Income consist of the financial results of The Pier Shops at Caesars (The Pier Shops) and Regency Square. Total revenues from discontinued operations were $5.9 million for the three months ended March 31, 2011.

In November 2011, the mortgage lender for The Pier Shops completed the foreclosure on the property and title to the property was transferred to the mortgage lender. The Company was relieved of $135 million of debt obligations plus accrued default interest associated with the property.

In December 2011, the mortgage lender for Regency Square accepted a deed in lieu of foreclosure on the property and title to the property was transferred to the mortgage lender. The Company was relieved of $72.2 million of debt obligations plus accrued default interest associated with the property.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Development

City Creek Center

City Creek Center, a mixed-use project in Salt Lake City, Utah, opened in March 2012. The Company owns the retail space subject to a long-term participating lease. City Creek Reserve, Inc. (CCRI), an affiliate of the LDS Church, is the participating lessor and provided all of the construction financing. The Company owns 100% of the leasehold interest in the retail buildings and property. CCRI has an option to purchase the Company’s interest at fair value at various points in time over the term of the lease. The Company paid $75 million to CCRI for leasehold improvements upon opening of the retail center in March 2012 which is classified within Additions to Properties on the Consolidated Statement of Cash Flows.

Shinsegae

In September 2011, Taubman Asia agreed to partner with Shinsegae Group, South Korea's largest retailer, to build a shopping mall in Hanam, Gyeonggi Province, South Korea. The Company has invested $20.9 million for an interest in the project. The Company has the option to put its interest in the project after the completion of due diligence. The potential return of the investment, including a 7% return on the investment, is secured by a letter of credit from Shinsegae. The $20.9 million payment is classified within Deferred Charges and Other Assets on the Consolidated Balance Sheet as of March 31, 2012 and December 31, 2011.

Note 3 -	Income Taxes

Income Tax Expense

The Company’s income tax expense for the three months ended March 31, 2012 and 2011 is as follows:

	2012	2011
State current	$43	$242
State deferred	(4)	(49)
Federal current	203	17
Federal deferred	(34)
Foreign current	6
Total income tax expense	$214	$210

The Company expects to have less than $0.1 million of federal alternative minimum tax payable in 2012.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Taxes

Deferred tax assets and liabilities as of March 31, 2012 and December 31, 2011 are as follows:

	2012	2011
Deferred tax assets:
Federal	$3,681	$3,655
Foreign	1,655	1,196
State	238	232
Total deferred tax assets	$5,574	$5,083
Valuation allowances	(1,826)	(1,373)
Net deferred tax assets	$3,748	$3,710
Deferred tax liabilities:
Federal	$644	$623
State	99	121
Total deferred tax liabilities	$743	$744

The Company believes that it is more likely than not the results of future operations will generate sufficient taxable income to recognize the net deferred tax assets. These future operations are primarily dependent upon the Manager’s profitability, the timing and amounts of gains on land sales, the profitability of the Company’s Asia operations, and other factors affecting the results of operations of the Taxable REIT Subsidiaries. The valuation allowances relate to net operating loss carryforwards and tax basis differences where there is uncertainty regarding their realizability.

During the quarter ended March 31, 2012, the Company realized a $0.2 million tax benefit as additional paid-in capital relating to the redemption of certain share-based compensation awards.  This benefit represents the amount of the tax deduction that exceeds the recognized deferred tax asset relating to the awards, which was based on their cumulative book compensation cost. This excess tax deduction is due to changes in the fair value of the Company's shares between the grant date (the measurement date for book purposes) and the exercise date (the measurement date for tax purposes) of the awards.

Note 4 -	Investments in Unconsolidated Joint Ventures

General Information

The Company owns beneficial interests in joint ventures that own shopping centers. The Operating Partnership is the direct or indirect managing general partner or managing member of these Unconsolidated Joint Ventures, except for the ventures that own Arizona Mills, The Mall at Millenia, and Waterside Shops.

Shopping Center	Ownership as of March 31, 2012 and December 31, 2011
Arizona Mills	50%
Fair Oaks	50
The Mall at Millenia	50
Stamford Town Center	50
Sunvalley	50
Waterside Shops	25
Westfarms	79

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

In its Consolidated Balance Sheet, the Company separately reports its investment in Unconsolidated Joint Ventures for which accumulated distributions have exceeded investments in and net income of the Unconsolidated Joint Ventures. The net equity of certain joint ventures is less than zero because distributions are usually greater than net income, as net income includes non-cash charges for depreciation and amortization. In addition, any distributions related to refinancing of the centers further decrease the net equity of the centers.

The estimated fair value of the Unconsolidated Joint Ventures’ notes payable was $1.2 billion at March 31, 2012 and December 31, 2011. The methodology for determining this fair value is consistent with that used for determining the fair value of consolidated mortgage notes payable (Note 11).

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

	March 31 2012	December 31 2011
Assets:
Properties	$1,108,090	$1,107,314
Accumulated depreciation and amortization	(452,304)	(446,059)
	$655,786	$661,255
Cash and cash equivalents	19,987	22,042
Accounts and notes receivable, less allowance for doubtful accounts of $1,292 and $1,422 in 2012 and 2011	19,161	24,628
Deferred charges and other assets	20,715	21,289
	$715,649	$729,214

Liabilities and accumulated deficiency in assets:
Mortgage notes payable	$1,135,721	$1,138,808
Accounts payable and other liabilities	48,498	55,737
TRG's accumulated deficiency in assets	(246,087)	(244,758)
Unconsolidated Joint Venture Partners' accumulated deficiency in assets	(222,483)	(220,573)
	$715,649	$729,214

TRG's accumulated deficiency in assets (above)	$(246,087)	$(244,758)
TRG basis adjustments, including elimination of intercompany profit	66,711	67,282
TCO's additional basis	60,314	60,801
Net Investment in Unconsolidated Joint Ventures	$(119,062)	$(116,675)
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures	193,838	192,257
Investment in Unconsolidated Joint Ventures	$74,776	$75,582

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31
	2012	2011
Revenues	$65,310	$63,359
Maintenance, taxes, utilities, promotion, and other operating expenses	$20,222	$20,237
Interest expense	15,667	15,596
Depreciation and amortization	8,274	9,185
Total operating costs	$44,163	$45,018
Nonoperating income	8	5
Net income	$21,155	$18,346

Net income attributable to TRG	$12,004	$10,469
Realized intercompany profit, net of depreciation on TRG’s basis adjustments	384	164
Depreciation of TCO's additional basis	(487)	(487)
Equity in income of Unconsolidated Joint Ventures	$11,901	$10,146

Beneficial interest in Unconsolidated Joint Ventures’ operations:
Revenues less maintenance, taxes, utilities, promotion, and other operating expenses	$25,106	$23,709
Interest expense	(8,094)	(8,077)
Depreciation and amortization	(5,111)	(5,486)
Equity in income of Unconsolidated Joint Ventures	$11,901	$10,146

Note 5 -	Beneficial Interest in Debt and Interest Expense

The Operating Partnership's beneficial interest in the debt, capitalized interest, and interest expense of its consolidated subsidiaries and its Unconsolidated Joint Ventures is summarized in the following table. The Operating Partnership's beneficial interest in the consolidated subsidiaries excludes debt and interest related to the noncontrolling interests in Cherry Creek Shopping Center (50%), International Plaza (49.9%), The Mall at Wellington Green (10%), and MacArthur Center (MacArthur) (5%).

	At 100%		At Beneficial Interest
	Consolidated Subsidiaries	Unconsolidated Joint Ventures	Consolidated Subsidiaries	Unconsolidated Joint Ventures
Debt as of:
March 31, 2012	$2,945,761	$1,135,721	$2,617,037	$578,715
December 31, 2011	3,145,602	1,138,808	2,816,877	580,557

Capitalized interest:
Three Months Ended March 31, 2012	8		8
Three Months Ended March 31, 2011	213		213

Interest expense from continuing operations:
Three Months Ended March 31, 2012	37,527	15,667	33,321	8,094
Three Months Ended March 31, 2011	29,774	15,596	26,875	8,077

Interest expense from discontinued operations(1):
Three Months Ended March 31, 2011	5,241		5,241

(1)	Includes The Pier Shops and Regency Square (Note 2).

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Covenants and Guarantees

Certain loan agreements contain various restrictive covenants, including a minimum net worth requirement, a maximum payout ratio on distributions, a minimum debt yield ratio, a minimum fixed charges coverage ratio, minimum interest coverage ratios, and a maximum leverage ratio, the latter being the most restrictive. The Company is in compliance with all covenants and loan obligations as of March 31, 2012. The maximum payout ratio on distributions covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain the Company's tax status, pay preferred distributions, and for distributions related to the sale of certain assets.

Payments of principal and interest on the loans in the following table are guaranteed by the Operating Partnership as of March 31, 2012.

Center	Loan Balance as of 3/31/12	TRG's Beneficial Interest in Loan Balance as of 3/31/12	Amount of Loan Balance Guaranteed by TRG as of 3/31/12	% of Loan Balance Guaranteed by TRG	% of Interest Guaranteed by TRG
	(in millions)
Dolphin Mall	$290.0	$290.0	$290.0	100%	100%
Fairlane Town Center	80.0	80.0	80.0	100%	100%
Twelve Oaks Mall	20.0	20.0	20.0	100%	100%

The Company is required to escrow cash balances for specific uses stipulated by certain of its lenders. As of March 31, 2012 and December 31, 2011, the Company’s cash balances restricted for these uses were $6.1 million and $5.9 million, respectively. Restricted cash at December 31, 2011 included cash funded by the Company's line of credit that was used to repay the $281.5 million of installment notes in February 2012 (Note 2).

2012 Financings

In April 2012, the maturity date on the Company's second line of credit was extended through April 2014. The maximum amount available under this facility increased to $65 million and the rate was increased to LIBOR plus 1.40% from LIBOR plus 1.00%.

Note 6 -	Noncontrolling Interests

Redeemable Noncontrolling Interests

In December 2011, the Company acquired The Mall at Green Hills and The Gardens on El Paseo and El Paseo Village from affiliates of Davis Street Properties, LLC (Note 2). The purchase price consideration included approximately 1.3 million Operating Partnership units determined based on a value of $55 per unit. These partnership units will become eligible to be converted into the Company's common shares in December 2012 pursuant to the Continuing Offer (Note 9). Prior to that date, the holders have the ability to put the units back to the Operating Partnership for cash at the lesser of the current market price of the Company's common shares or $55 per share. Considering the redemption provisions, the Company is accounting for these Operating Partnership units as a redeemable noncontrolling interest until they become subject to the Continuing Offer. The carrying value of these units was $72.6 million at March 31, 2012 and $72.7 million at December 31, 2011. Adjustments to the redemption value are recorded through equity.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2011, Taubman Asia acquired a 90% controlling interest in TCBL (Note 2). As part of the purchase price consideration, $11.9 million of capital in the newly formed company was credited by Taubman Asia to the noncontrolling owners, who also own a 10% residual interest. The noncontrolling ownership interest can be put back to the Company at 50% of the fair value of the ownership interest beginning in December 2016, increasing to 100% in December 2018. Taubman Asia will fund any additional capital required by the business and will receive a preferred return on all capital contributed. The ownership agreements provide for the distribution of preferred returns on capital as well as returns of all such capital prior to the sharing of profits on relative ownership interests. Considering the redemption provisions, the Company accounts for the joint venture partner's interest as a contingently redeemable noncontrolling interest. The carrying value of the interest was $10.4 million at March 31, 2012 and $11.6 million at December 31, 2011. Any adjustments to the redemption value will be recorded through equity.

The Company's president of Taubman Asia (the Asia President) has an ownership interest in Taubman Asia, a consolidated subsidiary. The Asia President is entitled to 10% of Taubman Asia's dividends, with 85% of his dividends being withheld as contributions to capital. These withholdings will continue until he contributes and maintains his capital consistent with a 10% ownership interest, including all capital funded by the Operating Partnership for Taubman Asia's operating and investment activities subsequent to the Asia President obtaining his ownership interest. The Operating Partnership will have a preferred investment in Taubman Asia to the extent the Asia President has not yet contributed capital commensurate with his ownership interest. This preferred investment will accrue an annual preferential return equal to the Operating Partnership's average borrowing rate (with the preferred investment and accrued return together being referred to herein as the preferred interest). Taubman Asia has the ability to call, and the Asia President has the ability to put, the Asia President’s ownership interest, subject to certain conditions including the termination of the Asia President’s employment and the expiration of certain required holding periods. The redemption price for the ownership interest is a nominal amount through 2013 and subsequently 50% (increasing to 100% in May 2015) of the fair value of the ownership interest less the amount required to return the Operating Partnership's preferred interest. The Company has determined that the Asia President's ownership interest in Taubman Asia qualifies as an equity award, considering its specific redemption provisions, and accounts for it as a contingently redeemable noncontrolling interest, with a carrying value of zero at March 31, 2012 and December 31, 2011. Any adjustments to the redemption value are recorded through equity.

The Company owns a 90% controlling interest in a joint venture that is focusing on developing and owning outlet shopping centers. The amount of capital that the 10% joint venture partner is required to contribute is capped. The Company will have a preferred investment to the extent it contributes capital in excess of the amount commensurate with its ownership interest. At any time after June 2012, the Company will have the right to purchase the joint venture partner's entire interest and the joint venture partner will have the right to require the Company to purchase the joint venture partner's entire interest. Additionally, the parties each have a one-time put and/or call on the joint venture partner’s interest in any stabilized centers, while still maintaining the ongoing joint venture relationship. The purchase price of the joint venture partner's interest will be based on fair value. Considering the redemption provisions, the Company accounts for the joint venture partner’s interest as a contingently redeemable noncontrolling interest with a carrying value of zero at March 31, 2012 and December 31, 2011. Any adjustments to the redemption value are recorded through equity.

Reconciliation of Redeemable Noncontrolling Interests

	2012	2011
Balance January 1	$84,235	$—
Contributions	230	62
Allocation of net loss	(924)	(62)
Other comprehensive income	45
Distributions	(611)
Redemption of TRG partnership units	(105)
Adjustments of redeemable noncontrolling interests	79
Balance March 31	$82,949	$—

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Balances of Nonredeemable Noncontrolling Interests

The net equity balance of the noncontrolling interests as of March 31, 2012 and December 31, 2011 includes the following:

	2012	2011
Non-redeemable noncontrolling interests:
Noncontrolling interests in consolidated joint ventures	$(102,439)	$(101,872)
Noncontrolling interests in partnership equity of TRG	(24,645)	(22,452)
	$(127,084)	$(124,324)

Income Allocable to Noncontrolling Interests

Net income attributable to the noncontrolling interests for the three months ended March 31, 2012 and March 31, 2011 includes the following:

	2012	2011
Net income attributable to noncontrolling interests:
Non-redeemable noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	$3,194	$3,447
Noncontrolling share of income of TRG	8,315	5,689
TRG Series F preferred distributions		615
	$11,509	$9,751
Redeemable noncontrolling interests	(924)	(62)
	$10,585	$9,689

Equity Transactions

The following schedule presents the effects of changes in Taubman Centers, Inc.’s ownership interest in consolidated subsidiaries on Taubman Centers, Inc.’s equity for the three months ended March 31, 2012 and March 31, 2011:

	2012	2011
Net income attributable to Taubman Centers, Inc. common shareowners	$17,531	$10,716
Transfers (to) from the noncontrolling interest –
Decrease in Taubman Centers, Inc.’s paid-in capital for the adjustments of noncontrolling interest (1)	(381)	(4,217)
Net transfers (to) from noncontrolling interests	(381)	(4,217)
Change from net income attributable to Taubman Centers, Inc. and transfers (to) from noncontrolling interests	$17,150	$6,499

(1)
In 2012 and 2011, adjustments of the noncontrolling interest were made as a result of changes in the Company's ownership of the Operating Partnership in connection with the Company's issuance of common stock under employee and director share-based compensation benefit plans (Note 8), issuances of stock pursuant to the Continuing Offer (Note 9), and redemptions of certain redeemable Operating Partnership Units (Note 2).

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Finite Life Entities

Accounting Standards Codification Topic 480, “Distinguishing Liabilities from Equity” establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. At March 31, 2012, the Company held controlling interests in consolidated entities with specified termination dates in 2081 and 2083. The noncontrolling owners’ interests in these entities are to be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entity. The estimated fair value of these noncontrolling interests was approximately $208 million at March 31, 2012, compared to a book value of $(99.8) million that is classified in Noncontrolling Interests in the Company’s Consolidated Balance Sheet. The fair values of the noncontrolling interests were calculated as the noncontrolling interests' ownership shares of the underlying properties' fair values. The properties' fair values were estimated by considering their in-place net operating incomes, current market capitalization rates, and mortgage debt outstanding.

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

As of March 31, 2012, the Company had the following outstanding interest rate derivatives that were designated and are expected to be effective as cash flow hedges of the interest payments on the associated debt.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of March 31, 2012, the Company had $1.2 million of net realized losses included in AOCI resulting from settled derivative instruments, which were designated as cash flow hedges that are being recognized as a reduction of income over the term of the hedged debt.

The following tables present the effect of derivative instruments on the Company’s Consolidated Statement of Operations and Comprehensive Income for the three months ended March 31, 2012 and March 31, 2011. The tables include the location and amount of unrealized gains and losses on outstanding derivative instruments in cash flow hedging relationships and the location and amount of realized losses reclassified from AOCI into income resulting from settled derivative instruments associated with hedged debt.

During the three months ended March 31, 2012 and March 31, 2011, the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
	Three Months Ended March 31			Three Months Ended March 31
	2012	2011		2012	2011
Derivatives in cash flow hedging relationships:
Interest rate contracts – consolidated subsidiaries	$1,732	$1,627	Interest Expense	$(784)	$(1,070)
Interest rate contracts – UJVs	848	943	Equity in Income of UJVs	(910)	(978)
Total derivatives in cash flow hedging relationships	$2,580	$2,570		$(1,694)	$(2,048)

Realized losses on settled cash flow hedges:
Interest rate contracts – consolidated subsidiaries			Interest Expense	$(151)	$(221)
Interest rate contract – UJVs			Equity in Income of UJVs	(94)	(94)
Total realized losses on settled cash flow hedges				$(245)	$(315)

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company records all derivative instruments at fair value in the Consolidated Balance Sheet. The following table presents the location and fair value of the Company’s derivative financial instruments as reported in the Consolidated Balance Sheet as of March 31, 2012 and December 31, 2011.

		Fair Value
	Consolidated Balance Sheet Location	March 31 2012	December 31 2011
Derivatives designated as hedging instruments:
Liability derivatives:
Interest rate contract – consolidated subsidiaries	Accounts Payable and Accrued Liabilities	$(7,312)	$(9,044)
Interest rate contracts – UJVs	Investment in UJVs	(8,197)	(9,045)
Total liabilities designated as hedging instruments		$(15,509)	$(18,089)

Contingent Features

Certain of the Company's outstanding derivatives contain provisions that state if the hedged entity defaults on any of its indebtedness in excess of $1 million, then the derivative obligation could also be declared in default. As of March 31, 2012, the Company is not in default on any debt obligations that would trigger a credit risk related default on its current outstanding derivatives.

As of March 31, 2012 and December 31, 2011, the fair value of derivative instruments with credit-risk-related contingent features that are in a liability position was $15.5 million and $18.1 million, respectively. As of March 31, 2012 and December 31, 2011, the Company was not required to post any collateral related to these agreements. If the Company breached any of these provisions it would be required to settle its obligations under the agreements at their fair value. See Note 11 for fair value information on derivatives.

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

Non-option awards granted after an amendment of the 2008 Omnibus Plan in 2010 are deducted at a ratio of 1.85 Company common shares or Operating Partnership units, while non-option awards granted prior to the amendment are deducted at a ratio of 2.85. Options are deducted on a one-for-one basis. The amount available for future grants is adjusted when the number of contingently issuable shares or units are settled, for grants that are forfeited, and for options that expire without being exercised.

Prior to the adoption of the 2008 Omnibus Plan, the Company provided share-based compensation through an incentive option plan and non-employee directors' stock grant and deferred compensation plans.

The compensation cost charged to income for the Company’s share-based compensation plans was $2.9 million and $2.4 million for the three months ended March 31, 2012 and 2011, respectively. Compensation cost capitalized as part of properties and deferred leasing costs was approximately $0.3 million and $0.1 million for the three months ended March 31, 2012 and 2011, respectively.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Options

A summary of option activity for the three months ended March 31, 2012 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Range of Exercise Prices
Outstanding at January 1, 2012	1,321,990	$37.13	4.8	$13.83	-	$55.90
Exercised	(63,408)	33.21
Outstanding at March 31, 2012	1,258,582	$37.33	4.6	$13.83	-	$55.90
Fully vested options at March 31, 2012	1,251,916	37.36	4.6

There were 0.2 million options that vested during the three months ended March 31, 2012.

The aggregate intrinsic value (the difference between the period end stock price and the option exercise price) of in-the-money options outstanding and in-the-money fully vested options as of March 31, 2012 was $44.8 million and $44.6 million, respectively.

The total intrinsic value of options exercised during the three months ended March 31, 2012 was $2.3 million. Cash received from option exercises for the three months ended March 31, 2012 was $2.1 million. No options were exercised during the three months ended March 31, 2011.

As of March 31, 2012, there were less than 0.1 million nonvested options outstanding, and less than $0.1 million of total unrecognized compensation cost related to nonvested options. The remaining cost is expected to be recognized within one year.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance Share Units

In March 2012, the Company granted Performance Share Units (PSU) under the 2008 Omnibus Plan. Each PSU represents the right to receive, upon vesting, shares of the Company’s common stock ranging from 0-300% of the PSU based on the Company’s market performance relative to that of a peer group. The vesting date is three years from the grant date, if continuous service has been provided, or upon retirement or certain other events (such as death or disability) if earlier. No dividends accumulate during the vesting period. The Company estimated the value of these PSU granted using a Monte Carlo simulation, considering the Company’s common stock price at the grant date less the present value of the expected dividends during the vesting period, historical returns of the Company and the peer group of companies, a risk-free interest rate of 0.43%, and a measurement period of three years. The resulting weighted average grant-date fair value was $106.71 per PSU.

Also in March 2012, the Company granted additional PSU under the 2008 Omnibus Plan that represents the right to receive, upon vesting, shares of the Company’s common stock ranging from 0-400% of the PSU based on the Company’s market performance relative to that of a peer group. The vesting date is five years from the grant date, if continuous service has been provided, or upon certain other events (such as death or disability) if earlier. No dividends accumulate during the vesting period. The Company estimated the value of these PSU granted using a Monte Carlo simulation, considering the Company’s common stock price at the grant date less the present value of the expected dividends during the vesting period, historical returns of the Company and the peer group of companies, a risk-free interest rate of 0.87%, and a measurement period of five years. The resulting weighted average grant-date fair value was $187.73 per PSU.

A summary of PSU activity for the three months ended March 31, 2012 is presented below:

	Number of Performance Share Units		Weighted Average Grant Date Fair Value
Outstanding at January 1, 2012	326,151		$38.20
Vested	(196,943)	(1)	15.60
Granted (three year vesting)	48,308		106.71
Granted (five year vesting)	104,161		187.73
Outstanding at March 31, 2012	281,677		$121.04

(1)
Based on the Company's market performance relative to that of a peer group, the actual number of shares of common stock issued upon vesting during the quarter ended March 31, 2012 equaled 240% of the number of PSU awards vested in the table above.

None of the PSU outstanding at March 31, 2012 were vested. As of March 31, 2012, there was $28.6 million of total unrecognized compensation cost related to nonvested PSU outstanding. This cost is expected to be recognized over an average period of 4.0 years.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Share Units

In March 2012, Restricted Share Units (RSU) were issued under the 2008 Omnibus Plan and represent the right to receive upon vesting one share of the Company’s common stock. The units vest in March 2015, if continuous service has been provided through that period, or upon retirement or certain other events if earlier. No dividends accumulate during the vesting period.

The Company estimated the value of the RSU granted in March 2012 using the Company’s common stock at the grant date deducting the present value of expected dividends during the vesting period using a risk-free rate of 0.43%. The result of the Company’s valuation was a weighted average grant-date fair value of $63.39 per RSU granted.

A summary of RSU activity for the three months ended March 31, 2012 is presented below:

	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2012	605,927	$22.06
Vested	(356,840)	8.99
Granted March 2012	94,756	63.39
Forfeited	(1,186)	41.62
Outstanding at March 31, 2012	342,657	$47.04

None of the RSU outstanding at March 31, 2012 were vested. As of March 31, 2012, there was $9.7 million of total unrecognized compensation cost related to nonvested RSU outstanding. This cost is expected to be recognized over an average period of 2.3 years.

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

Based on a market value at March 31, 2012 of $72.95 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $1.8 billion. The purchase of these interests at March 31, 2012 would have resulted in the Company owning an additional 28% interest in the Operating Partnership.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Continuing Offer

The Company has made a continuing, irrevocable offer to all present holders (other than certain excluded holders, including A. Alfred Taubman), permitted assignees of all present holders, those future holders of partnership interests in the Operating Partnership as the Company may, in its sole discretion, agree to include in the continuing offer, all existing optionees under the previous option plan, and all existing and future optionees under the 2008 Omnibus Plan to exchange shares of common stock for partnership interests in the Operating Partnership (the Continuing Offer). The Operating Partnership units issued in connection with the acquisition of The Mall at Green Hills and The Gardens on El Paseo and El Paseo Village are not eligible to be converted into common shares under the Continuing Offer until December 2012. Under the Continuing Offer agreement, one unit of the Operating Partnership interest is exchangeable for one share of the Company's common stock. Upon a tender of Operating Partnership units, the corresponding shares of Series B Preferred Stock, if any, will automatically be converted into the Company’s common stock at a ratio of 14,000 shares of Series B Preferred Stock for one share of common stock.

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

See Note 6 for the Operating Partnership's contingent obligation to repurchase units issued in connection with the acquisition of centers ending December 2012. Subsequent to that date the units will become eligible to be converted into common shares under the Continuing Offer.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2012, there were 7.4 million partnership units outstanding and 0.9 million unissued partnership units under unit option deferral elections that may be exchanged for common shares of the Company under the Continuing Offer. These outstanding partnership units and unissued units were excluded from the computation of diluted earnings per share as they were anti-dilutive in all periods presented. Also, there were out-of-the-money options for 0.3 million shares for the three months ended March 31, 2011 that were excluded from the computation of diluted EPS because they were anti-dilutive.

	Three Months Ended
	March 31
	2012	2011
Net income (loss) attributable to Taubman Centers, Inc. common shareowners (Numerator):
Income from continuing operations	$17,531	$14,919
Loss from discontinued operations		(4,203)
Basic	$17,531	$10,716

Shares (Denominator) – basic	58,247,148	55,560,988

Earnings per common share from continuing operations	$0.30	$0.27
Loss from discontinued operations		(0.08)
Earnings per common share – basic	$0.30	$0.19

	Three Months Ended
	March 31
	2012	2011
Net income (loss) attributable to Taubman Centers, Inc. common shareowners (Numerator):
Income from continuing operations - basic	$17,531	$14,919
Impact of additional ownership of TRG on income from continuing operations	168	131
Income from continuing operations - diluted	$17,699	$15,050
Loss from discontinued operations - basic		$(4,203)
Impact of additional ownership of TRG on loss from discontinued operations		(33)
Diluted	$17,699	$10,814

Shares – basic	58,247,148	55,560,988
Effect of dilutive securities	1,660,712	1,419,844
Shares (Denominator) – diluted	59,907,860	56,980,832

Earnings per common share from continuing operations	$0.30	$0.26
Loss from discontinued operations		(0.07)
Earnings per common share – diluted	$0.30	$0.19

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 -	Fair Value Disclosures

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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements as of March 31, 2012 Using		Fair Value Measurements as of December 31, 2011 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Available-for-sale securities	$2,364		$2,158
Insurance deposit	10,669		10,708
Total assets	$13,033		$12,866

Derivative interest rate contracts		$(7,312)		$(9,044)
Total liabilities		$(7,312)		$(9,044)

The insurance deposit shown above represents an escrow account maintained in connection with a property and casualty insurance arrangement for the Company’s shopping centers, and is classified within Deferred Charges and Other Assets on the Consolidated Balance Sheet. Corresponding deferred revenue relating to amounts billed to tenants for this arrangement has been classified within Accounts Payable and Accrued Liabilities on the Consolidated Balance Sheet.

The available-for-sale securities shown above consist of marketable securities that represent shares in a Vanguard REIT fund that were purchased to facilitate a tax efficient structure for the 2005 disposition of Woodland mall and is classified within Deferred Charges and Other Assets on the Consolidated Balance Sheet.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments Carried at Other Than Fair Values

Community Development District Obligation

The owner of one shopping center pays annual special assessment levies of a Community Development District (CDD), which provided certain infrastructure assets and improvements. As the amount and period of the special assessments were determinable, the Company capitalized the infrastructure assets and improvements and recognized an obligation for the future special assessments to be levied. At March 31, 2012 and December 31, 2011, the book value of the infrastructure assets and improvements, net of depreciation, was $41.1 million and $41.6 million, respectively. The related obligation is classified within Accounts Payable and Accrued Liabilities on the Consolidated Balance Sheet and had a balance of $61.8 million at March 31, 2012 and December 31, 2011. The fair value of this obligation, derived from quoted market prices and therefore falling into Level 1 of the fair value hierarchy, was $62.5 million at March 31, 2012 and $58.2 million at December 31, 2011.

Notes Payable

The fair value of notes payable are estimated using cash flows discounted at current market rates and therefore fall into Level 2 of the fair value hierarchy. When selecting discount rates for purposes of estimating the fair value of notes payable at March 31, 2012 and December 31, 2011, the Company employed the credit spreads at which the debt was originally issued. Excluding 2011 and 2010 refinancings and debt assumed as part of the 2011 acquisitions, an additional 1.50% credit spread was added to the discount rate at March 31, 2012 and December 31, 2011, to attempt to account for current market conditions. This additional spread is an estimate and is not necessarily indicative of what the Company could obtain in the market at the reporting date. The Company does not believe that the use of different interest rate assumptions would have resulted in a materially different fair value of notes payable as of March 31, 2012 or December 31, 2011. To further assist financial statement users, the Company has included with its fair value disclosures an analysis of interest rate sensitivity.

The estimated fair values of notes payable at March 31, 2012 and December 31, 2011 are as follows:

	2012		2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable	$2,945,761	$3,073,714	$3,145,602	$3,299,243

The fair values of the notes payable are dependent on the interest rates used in estimating the values. An overall 1% increase in rates employed in making these estimates would have decreased the fair values of the debt shown above at March 31, 2012 by $88.4 million or 2.9%.

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

References in this discussion to “beneficial interest” refer to our ownership or pro-rata share of the item being discussed. Also, the operations of the shopping centers are often best understood by measuring their performance as a whole, without regard to our ownership interest. Consequently, in addition to the discussion of the operations of the Consolidated Businesses, the operations of the Unconsolidated Joint Ventures are presented and discussed as a whole. The comparability of information used in measuring performance is affected by the opening of City Creek Center in March 2012, as well as the dispositions of The Pier Shops at Caesars (The Pier Shops) and Regency Square and the acquisitions of The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village in 2011. Additional "comparable center" statistics that exclude City Creek Center, The Mall at Green Hills, The Gardens on El Paseo, El Paseo Village, The Pier Shops and Regency Square are provided to present the performance of comparable centers in our continuing operations. Comparable centers are generally defined as centers that were owned and open for the entire current and preceding period. The Pier Shops and Regency Square are excluded from all operating statistics. See “Results of Operations – Dispositions/Discontinued Operations,” and "Results of Operations - Acquisitions" for background and information on operations of these centers.

Use of Non-GAAP Measures

We use Net Operating Income (NOI) as an alternative measure to evaluate the operating performance of centers, both on individual and stabilized portfolio bases. We define NOI as property-level operating revenues (includes rental income excluding straight-line adjustments of minimum rent) less maintenance, taxes, utilities, promotion, ground rent (including straight-line adjustments), and other property operating expenses. Since NOI excludes general and administrative expenses, pre-development charges, interest income and expense, depreciation and amortization, impairment charges, restructuring charges and gains from land and property dispositions, it provides a performance measure that, when compared period over period, reflects the revenues and expenses most directly associated with owning and operating rental properties, as well as the impact on their operations from trends in tenant sales, occupancy and rental rates, and operating costs. We also use NOI excluding lease cancellation income as an alternative measure because this income may vary significantly from period to period, which can affect comparability and trend analysis. We generally provide separate projections for expected comparable center NOI growth and our lease cancellation income.

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

The National Association of Real Estate Investment Trusts (NAREIT) defines Funds from Operations (FFO) as net income (computed in accordance with Generally Accepted Accounting Principles (GAAP)), excluding gains (or losses) from extraordinary items and sales of properties and impairment write-downs of depreciable real estate, plus real estate related depreciation and after adjustments for unconsolidated partnerships and joint ventures. We believe that FFO is a useful supplemental measure of operating performance for REITs. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, we and most industry investors and analysts have considered presentations of operating results that exclude historical cost depreciation to be useful in evaluating the operating performance of REITs. We primarily use FFO in measuring performance and in formulating corporate goals and compensation.

We may also present adjusted versions of NOI, Beneficial Interest in EBITDA, and FFO when used by management to evaluate our operating performance when certain significant items have impacted our results that affect comparability with prior or future periods due to the nature or amounts of these items. In addition to the reasons noted above for each measure, we believe the disclosure of the adjusted items is similarly useful to investors and others to understand management's view on comparability of such measures between periods.

Our presentations of NOI, Beneficial Interest in EBITDA, FFO, and also adjusted versions of these measures, if any, are not necessarily comparable to the similarly titled measures of other REITs due to the fact that not all REITs use the same definitions. These measures should not be considered alternatives to net income or as an indicator of our operating performance. Additionally, these measures do not represent cash flows from operating, investing or financing activities as defined by GAAP. Reconciliations of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations, Net Income to Beneficial Interest in EBITDA, and Net Income to Net Operating Income are presented following the Comparison of the Three Months Ended March 31, 2012 to the Three Months Ended March 31, 2011.

Current Operating Trends

Our mall tenants reported a 13.3% increase in sales per square foot in the first quarter of 2012 from the same period in 2011. This increase is on top of a 14.3% increase in the first quarter of 2011. We have now had nine quarters of double digit mall tenant sales per square foot growth. For the twelve month period ended March 31, 2012, mall tenant sales were $659 per square foot.

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

In the first quarter of 2012, ending occupancy was 89.5% compared to 87.9% in the first quarter of 2011 for all centers and for our comparable centers. We expect occupancy to be up as much as 1.5% throughout 2012. Temporary tenants, defined as those with lease terms less than or equal to a year, are not included in occupancy or leased space statistics. Temporary tenant leasing continues to be strong and as of March 31, 2012, approximately 4.2% of mall tenant space was occupied by temporary tenants, compared to 3.7% in the first quarter of 2011 for our comparable centers. See “Seasonality” for occupancy and leased space statistics.

Leased space was 91.9% at March 31, 2012, compared to 90.5% at March 31, 2011. For our comparable centers, leased space was 92.0% at March 31, 2012, compared to 90.5% at March 31, 2011.The difference between leased space and occupancy is that leased space includes spaces where leases have been signed but the tenants are not yet open. Neither statistic includes temporary tenants. We view occupancy as more relevant to operating results as it represents those spaces upon which we are currently collecting rent from permanent tenants. Finally, the spread between leased space and occupied space, at 2.4% this quarter, is consistent with our history of 1% to 3% in the first quarter.

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

Rent per square foot statistics are computed using contractual rentals per the tenant lease agreements, which reflect any lease modifications, including those for rental concessions. Rent per square foot information for our comparable centers in our Consolidated Businesses and Unconsolidated Joint Ventures follows:

	Three Months Ended March 31
	2012	2011
Average rent per square foot:
Consolidated Businesses	$46.97	$45.28
Unconsolidated Joint Ventures	44.41	45.04
Combined	46.14	45.20

	Trailing 12 Months Ended March 31
	2012 (1)	2011 (1)
Opening base rent per square foot:
Consolidated Businesses	$55.49	$53.79
Unconsolidated Joint Ventures	42.06	50.67
Combined	52.53	53.05
Square feet of GLA opened:
Consolidated Businesses	983,347	706,153
Unconsolidated Joint Ventures	277,772	220,682
Combined	1,261,119	926,835
Closing base rent per square foot:
Consolidated Businesses	$46.29	$47.18
Unconsolidated Joint Ventures	40.56	47.56
Combined	44.81	47.27
Square feet of GLA closed:
Consolidated Businesses	926,607	830,595
Unconsolidated Joint Ventures	324,277	248,187
Combined	1,250,884	1,078,782
Releasing spread per square foot:
Consolidated Businesses	$9.20	$6.61
Unconsolidated Joint Ventures	1.50	3.11
Combined	7.72	5.78

(1)	Opening and closing statistics exclude spaces greater than or equal to 10,000 square feet.

Average rent per square foot across our portfolio, including comparable centers for both consolidated and unconsolidated properties, was up 2.1% for this quarter. We continue to expect average rent per square foot for the year to be up about 3.0% for 2012. The spread between opening and closing rents may not be indicative of future periods, as this statistic is not computed on comparable tenant spaces, and can vary significantly from period to period depending on the total amount, location, and average size of tenant space opening and closing in the period.

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

	1st Quarter 2012	Total 2011	4th Quarter 2011	3rd Quarter 2011	2nd Quarter 2011	1st Quarter 2011
	(in thousands, except occupancy and leased space data)
Mall tenant sales (1)	$1,265,057	$5,164,916	$1,670,378	$1,197,351	$1,182,236	$1,114,951
Revenues and gains on land sales and other nonoperating income from continuing operations:
Consolidated Businesses	169,388	646,170	187,717	158,651	150,063	149,739
Unconsolidated Joint Ventures	65,318	266,617	75,333	64,997	62,923	63,364
Occupancy:
Ending - comparable	89.5%	90.6%	90.6%	88.5%	88.2%	87.9%
Average - comparable	89.6	88.8	90.0	88.6	88.2	88.2
Ending - all centers	89.5	90.7	90.7	88.5	88.2	87.9
Average - all centers	89.7	88.8	90.0	88.6	88.2	88.2
Leased space:
Comparable	92.0%	92.3%	92.3%	91.4%	90.9%	90.5%
All centers	91.9	92.4	92.4	91.4	90.9	90.5

(1)	Based on reports of sales furnished by mall tenants.

Because the seasonality of sales contrasts with the generally fixed nature of minimum rents and recoveries, mall tenant occupancy costs (the sum of minimum rents, percentage rents, and expense recoveries) as a percentage of sales are considerably higher in the first three quarters than they are in the fourth quarter.

	1st Quarter 2012	Total 2011	4th Quarter 2011	3rd Quarter 2011	2nd Quarter 2011	1st Quarter 2011
Consolidated Businesses:
Minimum rents	8.9%	8.4%	6.7%	9.0%	9.0%	9.8%
Percentage rents	0.5	0.5	0.8	0.4	0.2	0.4
Expense recoveries	4.3	4.5	4.2	4.7	4.6	4.6
Mall tenant occupancy costs	13.7%	13.4%	11.7%	14.1%	13.8%	14.8%
Unconsolidated Joint Ventures:
Minimum rents	7.8%	7.9%	6.2%	8.4%	8.7%	8.8%
Percentage rents	0.5	0.5	0.8	0.4	0.2	0.3
Expense recoveries	3.7	3.8	3.7	4.2	3.7	4.0
Mall tenant occupancy costs	12.0%	12.2%	10.7%	13.0%	12.6%	13.1%
Combined:
Minimum rents	8.6%	8.2%	6.6%	8.8%	8.9%	9.4%
Percentage rents	0.5	0.5	0.8	0.4	0.2	0.4
Expense recoveries	4.0	4.3	4.0	4.5	4.3	4.4
Mall tenant occupancy costs	13.1%	13.0%	11.4%	13.7%	13.4%	14.2%

Results of Operations

In addition to the results and trends in our operations disclosed in the preceding sections, the following sections discuss certain transactions that affected operations in the three month periods ended March 31, 2012 and March 31, 2011, or are expected to impact operations in the future.

Development

City Creek Center, a mixed-use project in Salt Lake City, Utah, opened in March 2012. The center includes a retail component anchored by Macy’s and Nordstrom. We own 0.6 million square feet of the retail space subject to a long-term participating lease. City Creek Reserve, Inc. (CCRI), an affiliate of the LDS Church, is the participating lessor and provided all of the construction financing. We own 100% of the leasehold interest in the retail buildings and property. CCRI has an option to purchase our interest at fair value at various points in time over the term of the lease. We expect an approximately 12% return at stabilization on our approximately $76 million investment, of which $75 million was paid to CCRI upon opening of the retail center.

Acquisitions

In December 2011, we acquired The Mall at Green Hills in Nashville, Tennessee, and The Gardens on El Paseo and El Paseo Village in Palm Desert, California from affiliates of Davis Street Properties, LLC. The consideration for the properties was $560 million, excluding transaction costs. The consideration consisted of the assumption of $206 million of debt, approximately $281.5 million in installment notes, and the issuance of 1.3 million of Operating Partnership units. The number of partnership units issued was determined based on a value of $55 per unit. The partnership units will become eligible to be converted into common shares in December 2012. Prior to this date, holders have the ability to put the units back to us at the lesser of the current market price of Taubman Centers' common stock or $55 per share. The installment notes were secured by restricted cash, which was funded by borrowings under our line of credit, and were paid in full in February 2012. See "Note 2 - Acquisitions, Dispositions and Development" for a preliminary allocation of the purchase price to the identifiable assets acquired and liabilities assumed at the dates of acquisition.

Based on consideration of $560 million and acquisition date estimates of the properties’ combined NOI in 2012, the capitalization rate on the acquisition was about 4.5%. At the acquisition date, the tenant occupancy costs as a percentage of tenant sales of these centers averaged below 10%, significantly less than the occupancy costs of our portfolio. We believe there is an opportunity to substantially increase the NOI of the properties over time. 2012 actual NOI results may vary considerably from the original estimates. While it will be difficult to significantly impact NOI before 2013, today's low interest rate environment is expected to make these acquisitions about neutral to FFO per share in 2012, excluding $4.5 million in positive adjustments for purchase accounting. The impact of these centers on net income in 2012 will also include approximately $21 million of depreciation and amortization. See “General Background and Performance Measurement – Use of Non-GAAP Measures” for the definition and discussion of NOI and FFO and see “Reconciliation of Net Income to Net Operating Income” and "Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations."

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

For the preceding acquisitions, we have not yet finalized our allocations of the purchase prices to the tangible and identifiable intangible assets and liabilities acquired. We are evaluating certain valuation information for assets and liabilities acquired to complete our allocations. A final determination of the required purchase price allocations will be made before the end of 2012.

Dispositions/Discontinued Operations

In December 2011, the mortgage lender for Regency Square accepted a deed in lieu of foreclosure on the property. As a result, title to the property was transferred to the mortgage lender, and we were relieved of the $72.2 million of debt obligations plus accrued interest.

In November 2011, the mortgage lender for The Pier Shops completed the foreclosure on the property. As a result, title to the property was transferred to the mortgage lender and we were relieved of the $135 million of debt obligations plus accrued interest.

Financial results of The Pier Shops and Regency Square are classified in discontinued operations for 2011 in the Consolidated Statement of Operations and Comprehensive Income.

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

In September 2010, we entered into agreements to provide development, leasing and management services for IFC Mall in Yeouido, Seoul, South Korea. Currently under construction, the approximate 400,000 square foot mall will feature over 80 retailers. In 2011, we recognized the first installment of the leasing success fee for our progress at IFC Mall and expect to recognize the second installment of the fee by the end of 2012. The project is nearly 100% leased and is expected to open in the third quarter of 2012.

Center Operations

The NOI of our comparable centers in the first quarter of 2012 was up 9.3% over the same period in 2011, excluding lease cancellation income, primarily due to increased rents and net recoveries. We estimate that NOI of our comparable centers, excluding lease cancellation income, will be up about 4% in 2012. We expect increased tenant rents resulting from higher average rent per square foot and improved occupancy. In 2012, we continue to expect our share of lease cancellation income to be about $3 million to $5 million, although there could be some risk in this forecast. During the first quarter of 2012, we recognized our $0.7 million share of lease cancellation income. See “General Background and Performance Measurement – Use of Non-GAAP Measures” for the definition and discussion of NOI and see “Reconciliation of Net Income to Net Operating Income.”

Comparison of the Three Months Ended March 31, 2012 to the Three Months Ended March 31, 2011

The following table sets forth operating results for the three months ended March 31, 2012 and March 31, 2011, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)
	(in millions)
REVENUES:
Minimum rents	$93.7	$38.6	$82.9	$38.8
Percentage rents	4.4	2.2	3.3	1.4
Expense recoveries	56.5	22.8	51.4	22.2
Management, leasing, and development services	8.6		5.9
Other	6.0	1.7	6.2	1.0
Total revenues	$169.3	$65.3	$149.6	$63.4

EXPENSES:
Maintenance, taxes, utilities, and promotion	$41.7	$16.1	$40.7	$16.2
Other operating	16.3	3.6	17.1	3.8
Management, leasing, and development services	8.5		2.3
General and administrative	8.4		7.3
Interest expense	37.5	15.7	29.8	15.6
Depreciation and amortization (2)	36.4	8.6	32.0	9.4
Total expenses	$148.9	$44.0	$129.1	$44.9

Nonoperating income	0.1		0.1
Income from continuing operations before income tax expense and equity in income of Unconsolidated Joint Ventures	20.5	$21.3	20.6	$18.4
Income tax expense	(0.2)		(0.2)
Equity in income of Unconsolidated Joint Ventures (2)	11.9		10.1
Income from continuing operations	$32.2		$30.6
Discontinued operations (3)			(6.1)
Net income	$32.2		$24.4
Net income attributable to noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	(1.8)		(3.4)
TRG Series F preferred distributions			(0.6)
Noncontrolling share of income of TRG - from continuing operations	(8.8)		(7.6)
Noncontrolling share of loss of TRG - from discontinued operations			1.9
Distributions to participating securities of TRG	(0.4)		(0.4)
Preferred stock dividends	(3.7)		(3.7)
Net income attributable to Taubman Centers, Inc. common shareowners	$17.5		$10.7

SUPPLEMENTAL INFORMATION (4):
EBITDA – 100%	$94.5	$45.6	$83.3	$43.4
EBITDA – outside partners' share	(8.5)	(20.5)	(8.8)	(19.7)
Beneficial interest in EBITDA	$86.0	$25.1	$74.5	$23.7
Beneficial interest expense	(33.3)	(8.1)	(32.1)	(8.1)
Beneficial income tax expense	(0.2)		(0.2)
Non-real estate depreciation	(0.7)		(0.8)
Preferred dividends and distributions	(3.7)		(4.3)
Funds from Operations contribution	$48.1	$17.0	$37.1	$15.6

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

(2)
Amortization of our additional basis in the Operating Partnership included in depreciation and amortization was $1.2 million in both 2012 and 2011. Also, amortization of our additional basis included in equity in income of Unconsolidated Joint Ventures was $0.5 million in both 2012 and 2011.

(3)	Includes the operations of The Pier Shops and Regency Square.

(4)	See “General Background and Performance Measurement – Use of Non-GAAP Measures” for the definition and discussion of EBITDA and FFO.

(5)	Amounts in this table may not add due to rounding.

Consolidated Businesses

Total revenues for the quarter ended March 31, 2012 were $169.3 million, a $19.7 million or 13.2% increase from the comparable period in 2011. Minimum rents increased by $10.8 million primarily due to The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village, which we acquired in December 2011. Minimum rents also increased due to increases in average occupancy and rent per square foot. Percentage rents increased primarily due to higher tenant sales. Expense recoveries increased primarily due to The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village and an increase in fixed CAM revenue. Management, leasing, and development income increased primarily due to an increase in reimbursable third-party costs and revenue related to Taubman TCBL, partially offset by a one-time collection of past due development fees in 2011 for services provided on the Riverstone project in Songdo International Business District, Incheon, South Korea. We now expect our share of net management leasing and development income to be between $5 million to $6 million in 2012.

Total expenses were $148.9 million, a $19.8 million or 15.3% increase from the comparable period in 2011. Maintenance, taxes, utilities, and promotion expense increased primarily due to The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village, partially offset by decreases in maintenance costs and property taxes at certain centers. Other operating expense decreased primarily due to a reduction in bad debt expense and pre-development costs. In 2012, we continue to expect our share of pre-development expenses, including both U.S. and Asia, to be about $21 million. Management, leasing, and development costs increased primarily due to increased reimbursable third-party costs and costs relating to Taubman TCBL. General and administrative expense increased primarily due to increased compensation expense. Interest expense increased primarily due to The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village and the November 2011 refinancing of the International Plaza loan at a higher interest rate. Depreciation expense increased primarily due to The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village.

Unconsolidated Joint Ventures

Total revenues for the three months ended March 31, 2012 were $65.3 million, up $1.9 million or 3.0% over the comparable period in 2011, primarily due to increases in percentage rent and lease cancellation income.

Total expenses decreased by $0.9 million or 2.0%, to $44.0 million for the three months ended March 31, 2012.

As a result of the foregoing, income of the Unconsolidated Joint Ventures increased by $2.9 million or 15.8% to $21.3 million for the three months ended March 31, 2012. Our equity in income of the Unconsolidated Joint Ventures was $11.9 million, a $1.8 million or 17.8% increase from the comparable period in 2011.

Net Income

Our income from continuing operations was $32.2 million for the three months ended March 31, 2012, compared to $30.6 million for the three months ended March 31, 2011. Net income was $32.2 million for the three months ended March 31, 2012 compared to $24.4 million for the three months ended March 31, 2011, with the 2011 period reflecting a $6.1 million loss from discontinued operations. After allocation of income to noncontrolling, preferred, and participating interests, the net income attributable to Taubman Centers, Inc. common shareowners for the three months ended March 31, 2012 was $17.5 million compared to $10.7 million in the comparable period in 2011.

FFO and FFO per Share

Our FFO was $65.2 million for the three months ended March 31, 2012 compared to $52.7 million for the three months ended March 31, 2011. FFO per diluted share was $0.75 in 2012 compared to $0.63 in the comparable period in 2011. See “General Background and Performance Measurement – Use of Non-GAAP Measures” for the definition of FFO and “Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations.”

Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations

	Three Months Ended March 31
	2012			2011
	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit
Net income attributable to TCO common shareowners – basic	$17.5	58,247,148	$0.30	$10.7	55,560,988	$0.19
Add impact of share-based compensation	0.2	1,660,712		0.1	1,419,844
Net income attributable to TCO common shareowners – diluted	$17.7	59,907,860	$0.30	$10.8	56,980,832	$0.19
Add depreciation of TCO’s additional basis	1.7		0.03	1.7		0.03
Net income attributable to TCO common shareowners, excluding step-up depreciation	$19.4	59,907,860	$0.32	$12.5	56,980,832	$0.22
Add:
Noncontrolling share of income of TRG - continuing operations	8.8	26,479,740		7.6	25,415,979
Noncontrolling share of loss of TRG - discontinued operations				(1.9)
Distributions to participating securities	0.4	871,262		0.4	871,262
Net income attributable to partnership unitholders and participating securities	$28.6	87,258,862	$0.33	$18.6	83,268,073	$0.22
Add (less) depreciation and amortization (1):
Consolidated businesses at 100% - continuing operations	36.4		0.42	32.0		0.38
Consolidated businesses at 100% - discontinued operations				1.8		0.02
Depreciation of TCO’s additional basis	(1.7)		(0.02)	(1.7)		(0.02)
Noncontrolling partners in consolidated joint ventures	(2.4)		(0.03)	(2.6)		(0.03)
Share of Unconsolidated Joint Ventures	5.1		0.06	5.5		0.07
Non-real estate depreciation	(0.7)		(0.01)	(0.8)		(0.01)
Less impact of share-based compensation	(0.2)			(0.1)
Funds from Operations	$65.2	87,258,862	$0.75	$52.7	83,268,073	$0.63
TCO's average ownership percentage of TRG	68.7%			68.6%
Funds from Operations attributable to TCO	$44.8		$0.75	$36.2		$0.63

Funds from Operations	$65.2	87,258,862	$0.75	$52.7	83,268,073	$0.63
The Pier Shops' and Regency Square's negative FFO				4.4		0.05
Funds from Operations, excluding The Pier Shops and Regency Square	$65.2	87,258,862	$0.75	$57.1	83,268,073	$0.69
TCO's average ownership percentage of TRG	68.7%			68.6%
Funds from Operations attributable to TCO, excluding The Pier Shops and Regency Square	$44.8		$0.75	$39.2		$0.69

(1)	Depreciation includes $4.8 million and $4.2 million of mall tenant allowance amortization for the three months ended March 31, 2012 and 2011, respectively.

(2)	Amounts in this table may not recalculate due to rounding.

Reconciliation of Net Income to Beneficial Interest in EBITDA

	Three Months Ended March 31
	(in millions)
	2012	2011
Net income	$32.2	$24.4

Add (less) depreciation and amortization:
Consolidated businesses at 100% - continuing operations	36.4	32.0
Consolidated businesses at 100% - discontinued operations		1.8
Noncontrolling partners in consolidated joint ventures	(2.4)	(2.6)
Share of Unconsolidated Joint Ventures	5.1	5.5

Add (less) interest expense and income tax expense:
Interest expense:
Consolidated businesses at 100% - continuing operations	37.5	29.8
Consolidated businesses at 100% - discontinued operations		5.2
Noncontrolling partners in consolidated joint ventures	(4.2)	(2.9)
Share of Unconsolidated Joint Ventures	8.1	8.1
Share of income tax expense	0.2	0.2

Less noncontrolling share of income of consolidated joint ventures	(1.8)	(3.4)

Beneficial interest in EBITDA	$111.1	$98.2

TCO's average ownership percentage of TRG	68.7%	68.6%

Beneficial interest in EBITDA attributable to TCO	$76.4	$67.4

(1)	Amounts in this table may not add due to rounding.

Reconciliation of Net Income to Net Operating Income

	Three Months Ended March 31
	(in millions)
	2012	2011
Net income	$32.2	$24.4
Add (less) depreciation and amortization:
Consolidated businesses at 100% - continuing operations	36.4	32.0
Consolidated businesses at 100% - discontinued operations		1.8
Noncontrolling partners in consolidated joint ventures	(2.4)	(2.6)
Share of Unconsolidated Joint Ventures	5.1	5.5
Add (less) interest expense and income tax expense:
Interest expense:
Consolidated businesses at 100% - continuing operations	37.5	29.8
Consolidated businesses at 100% - discontinued operations		5.2
Noncontrolling partners in consolidated joint ventures	(4.2)	(2.9)
Share of Unconsolidated Joint Ventures	8.1	8.1
Share of income tax expense	0.2	0.2
Less noncontrolling share of income of consolidated joint ventures	(1.8)	(3.4)
Add EBITDA attributable to outside partners:
EBITDA attributable to noncontrolling partners in consolidated joint ventures	8.5	8.8
EBITDA attributable to outside partners in Unconsolidated Joint Ventures	20.5	19.7
EBITDA at 100%	$140.0	$126.7
Add (less) items excluded from shopping center Net Operating Income:
General and administrative expenses	8.4	7.3
Management, leasing, and development services, net	(0.1)	(3.6)
Interest income	(0.1)	(0.1)
Straight-line rents	(0.6)	(0.2)
Non-center specific operating expenses and other	6.9	7.3
Net Operating Income at 100% - all centers	$154.4	$137.4
Less - Net Operating Income of non-comparable centers (1)	(5.7)	(0.8)
Net Operating Income at 100% - comparable centers	148.7	136.5
Lease cancellation income	(1.0)	(1.4)
Net Operating Income at 100% excluding lease cancellation income (2)	$147.7	$135.2

(1)	Includes City Creek Center, The Mall at Green Hills, The Gardens on El Paseo, and El Paseo Village in 2012. Includes The Pier Shops and Regency Square in 2011.

(2)
See "General Background and Performance Measurement - Use of Non-GAAP Measures" for a discussion of the use and utility of Net Operating Income excluding lease cancellation income as a performance measure.

(3)	Amounts in this table may not recalculate due to rounding.

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

We are financed with property-specific secured debt and we have three unencumbered center properties (Willow Bend, Stamford Town Center - a 50% owned Unconsolidated Joint Venture property, and City Creek Center).

As of March 31, 2012, we had a consolidated cash balance of $27.1 million. We also have secured lines of credit of $650 million and $40 million, as of March 31, 2012. The total amount of the secondary line reverted to $40 million, from $65 million, when the obligation under the letter of credit required by the lessor of the City Creek Center project was cancelled at opening of the center (see “Capital Spending – New Developments” for more details). In April 2012, this line of credit was extended to April 2014 and the maximum borrowing capacity was increased to $65 million. The borrowing rate on the facility is now LIBOR plus 1.4%, up from LIBOR plus 1.0%. The availability under these facilities as of March 31, 2012, after considering then outstanding loan balances and outstanding letters of credit, was $273.6 million. Thirteen banks participate in our $650 million line of credit and the failure of one bank to fund a draw on our line does not negate the obligation of the other banks to fund their pro-rata shares.

Three loans encumbering two of our Unconsolidated Joint Venture properties mature in 2012. We are close to a commitment from two insurance companies to refinance the $180 million Westfarms loan, $142.1 million at our beneficial share, which matures in July 2012. A prepayment notice was sent in April 2012. Currently the loan is fixed at 6.10%. The new 10-year, $320 million loan, $253 million at our beneficial share, is expected to be refinanced at an interest rate of about 4.5%. We expect our share of excess proceeds on this loan to be approximately $110 million.

Later in 2012, we also expect to refinance our Sunvalley loans. The $115.6 million Sunvalley loan, $57.8 million at our beneficial share, matures in November 2012. Currently the loan is fixed at 5.67%. The $30 million Taubman Land Associates (Sunvalley entity) loan, $15 million at our beneficial share, also matures in November 2012. Currently the loan is swapped to an effective rate of 5.95% until maturity. These loans are expected to generate excess proceeds.

Summaries of Capital Activities and Transactions for the Three Months Ended March 31, 2012 and 2011

Operating Activities

Our net cash provided by operating activities was $60.7 million in 2012, compared to $53.3 million in 2011. See also “Results of Operations” for descriptions of 2012 and 2011 transactions affecting operating cash flows.

Investing Activities

Net cash provided by investing activities was $199.6 million in 2012, compared to $15.1 million used in investing activities in 2011. Additions to properties in 2012 related primarily to the $75 million paid upon the opening of City Creek Center, tenant improvements at existing centers, and other capital items. Additions to properties in 2011 related primarily to the purchase of the space vacated by Saks Fifth Avenue at Cherry Creek Shopping Center, tenant improvements at existing centers and other capital items. A tabular presentation of 2012 capital spending is shown in “Capital Spending.” Restricted cash in 2012 was used to repay the $281.5 million of installment notes that were issued as part of the consideration for the acquired centers in 2011 (see "Results of Operations - Acquisitions"). Repayments of notes receivable were $0.5 million and $0.4 million in 2012 and 2011, respectively.

Sources of cash used in funding these investing activities other than cash flows from operating activities included distributions from Unconsolidated Joint Ventures. Distributions in excess of income from Unconsolidated Joint Ventures provided $3.6 million in 2012, compared to $6.1 million in 2011.

Financing Activities

Net cash used in financing activities was $257.2 million in 2012 compared to $36.4 million in 2011. Proceeds from the issuance of mortgage debt, net of payments, were $82.4 million in 2012. Payments of debt and issuance costs, net of proceeds, were $21.0 million in 2011. The installment notes issued in connection with the acquisitions of centers in 2011 were repaid in February 2012. In 2012, $10.9 million was paid in connection with incentive plans, compared to $2.0 million in 2011. Contributions from noncontrolling interests were $0.2 million in 2012 compared to $31.5 million in 2011, which included contributions to fund the paydown of the International Plaza loan and the purchase of the space vacated by Saks Fifth Avenue at Cherry Creek. Total dividends and distributions paid were $47.3 million and $44.8 million in 2012 and 2011, respectively.

Beneficial Interest in Debt

At March 31, 2012, the Operating Partnership's debt and its beneficial interest in the debt of its Consolidated Businesses and Unconsolidated Joint Ventures totaled $3,195.8 million, with an average interest rate of 4.88% excluding amortization of debt issuance costs and interest rate hedging costs. These costs are reported as interest expense in the results of operations. Interest expense includes non-cash amortization of premiums relating to acquisitions. On an annualized basis, this amortization of acquisition premiums is equal to 0.11% of the average all-in rate. Beneficial interest in debt includes debt used to fund development and expansion costs. Beneficial interest in construction work in progress totaled $57.9 million as of March 31, 2012, which includes $3.2 million of assets on which interest is being capitalized. The following table presents information about our beneficial interest in debt as of March 31, 2012:

	Amount	Interest Rate Including Spread
	(in millions)
Fixed rate debt	$2,506.3	5.40%	(1)
Floating rate debt:
Swapped through October 2012	15.0	5.95%
Swapped through April 2018	137.5	4.10%
Swapped through August 2020	124.5	4.99%
	$277.0	4.60%	(1)

Floating month to month	412.5	1.95%	(1)
Total floating rate debt	$689.5	3.01%	(1)

Total beneficial interest in debt	$3,195.8	4.88%	(1)

Amortization of financing costs (2)		0.19%
Average all-in rate		5.07%

(1)	Represents weighted average interest rate before amortization of financing costs.

(2)	Financing costs include debt issuance costs and costs related to interest rate agreements of certain fixed rate debt.

(3)	Amounts in table may not add due to rounding.

Sensitivity Analysis

We have exposure to interest rate risk on our debt obligations and interest rate instruments. We use derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. We routinely use cap, swap, and treasury lock agreements to meet these objectives. Based on the Operating Partnership's beneficial interest in floating rate debt in effect at March 31, 2012, a one percent increase or decrease in interest rates on this floating rate debt would decrease or increase cash flows and annual earnings by approximately $4.1 million, respectively. Based on our consolidated debt and interest rates in effect at March 31, 2012, a one percent increase in interest rates would decrease the fair value of debt by approximately $88.4 million, while a one percent decrease in interest rates would increase the fair value of debt by approximately $93.0 million.

Loan Commitments and Guarantees

Certain loan agreements contain various restrictive covenants, including a minimum net worth requirement, a maximum payout ratio on distributions, a minimum debt yield ratio, a minimum fixed charges coverage ratio, minimum interest coverage ratios, and a maximum leverage ratio, the latter being the most restrictive. We are in compliance with all of our covenants and loan obligations at March 31, 2012. The maximum payout ratio on distributions covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain our tax status, pay preferred distributions, and for distributions related to the sale of certain assets. See “Note 5 – Beneficial Interest in Debt and Interest Expense – Debt Covenants and Guarantees” to our consolidated financial statements for more details on loan guarantees.

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

Capital Spending

New Developments

City Creek Center, a mixed-use project in Salt Lake City, Utah, opened in March 2012. At opening, we paid $75 million to CCRI and the $25 million letter of credit that was previously issued to CCRI to secure the payment was cancelled (see "Results of Operations - Development").

In the United States, we have three projects that will begin construction this year: two new regional malls in Sarasota, Florida and San Juan, Puerto Rico and a new outlet mall in Chesterfield, Missouri. Internally generated funds, excess proceeds from refinancings of maturing debt obligations, and borrowings under our lines of credit would be sufficient to finance these projects, but we also expect construction loan financing to be available.

In Sarasota, the zoning is complete for The Mall at University Town Center. We have finalized our agreements with the landowner, and we will each own and fund 50% of the project. We will be responsible for management, leasing and development of the center. The nearly 900,000 square foot center will be anchored by Saks Fifth Avenue, Macy's and Dillard's. We expect to begin construction later in 2012, with an opening in fall 2014. We expect an 8% to 8.5% unlevered return on our share of the approximately $315 million total project cost.

We are also ready to begin construction on Plaza Internacional in San Juan, Puerto Rico. The 640,000 square foot center will be anchored by the island's first Nordstrom and Saks Fifth Avenue. We expect to begin sitework in the summer 2012, and are targeting a late 2014 opening. We will own at least 80%, and could own up to 100% of the center depending on the election of the landowner later this year. The casino and hotel being developed by the landowner will connect to and are expected to open with the center. We are expecting an 8% to 8.5% unlevered return on our share of the approximately $405 million center project cost.

Taubman Prestige Outlets Chesterfield, our project in the St. Louis market, is on schedule. We have secured all of our necessary local, state and federal approvals including from the Army Corps of Engineers and the Department of Transportation, which allowed us to begin grading the site in early April 2012. We expect to secure our final Site Improvement Plan approval in June 2012, the culmination of a year-long intensive process which includes receiving many sequential approvals.  This will allow us to complete grading and begin full construction in early July 2012. The 450,000 square foot open-air outlet shopping center will feature more than 100 stores and is expected to open in fall 2013. We expect an 8% to 8.5% unlevered return on our 90% share of the approximately $150 million total project cost.

2012 Capital Spending

Capital spending for routine maintenance of the shopping centers is generally recovered from tenants. Capital spending through March 31, 2012, is summarized in the following table:

	2012 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
New development projects (2)	$78.3	$78.2
Existing centers:
Projects with no incremental GLA and other	0.5	0.5	$0.6	$0.3
Mall tenant allowances	5.3	5.3	1.6	0.8
Asset replacement costs recoverable from tenants	2.2	2.0	0.4	0.2
Corporate office improvements, technology, equipment, and other	0.1	0.1
Total	$86.3	$86.0	$2.7	$1.3

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

(2)	Primarily includes the $75 million paid at opening of City Creek Center.

(3)	Amounts in this table may not add due to rounding.

For the three months ended March 31, 2012, in addition to the costs above, we incurred our $1.2 million share of Consolidated Businesses’ and $0.5 million share of Unconsolidated Joint Ventures’ capitalized leasing costs.

The following table presents a reconciliation of the Consolidated Businesses’ capital spending shown above (on an accrual basis) to additions to properties (on a cash basis) as presented in our Consolidated Statement of Cash Flows for the three months ended March 31, 2012:

(in millions)
Consolidated Businesses’ capital spending	$86.3
Differences between cash and accrual basis	7.4
Additions to properties	$93.7

Planned 2012 Capital Spending

The following table summarizes planned capital spending (excluding acquisitions) for 2012, including actual spending through March 31, 2012 and anticipated spending for the remainder of the year:

	2012 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
New development projects (2)	$174.1	$159.7	$93.8	$46.9
Existing centers:
Projects with incremental GLA or anchor replacement	9.5	9.5	0.1
Projects with no incremental GLA and other	9.6	6.4	0.8	0.4
Mall tenant allowances	15.6	14.4	4.0	2.3
Asset replacement costs recoverable from tenants	25.0	23.4	17.7	9.6
Corporate office improvements, technology, equipment, and other	2.7	2.7
Total	$236.5	$216.2	$116.2	$59.2

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

(2)	Includes the $75 million paid at opening of City Creek Center and includes costs related to our Sarasota, Florida; San Juan, Puerto Rico; and Chesterfield, Missouri projects.

(3)	Amounts in this table may not add due to rounding.

Estimates of future capital spending will change as new projects are approved.

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

On March 1, 2012, we declared a quarterly dividend of $0.4625 per common share, $0.50 per share on our 8% Series G Preferred Stock, and $0.4765625 on our 7.625% Series H Preferred Stock, all of which were paid on March 30, 2012 to shareowners of record on March 15, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in this report at Item 2 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sensitivity Analysis.”

Item 4.	Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to “Note 9 – Commitments and Contingencies” to our consolidated financial statements relating to the restaurant owners at The Pier Shops litigation. There were no material developments regarding these matters during the quarter ended March 31, 2012.

Item 1 A.	Risk Factors

There were no material changes in our risk factors previously disclosed in Part I, Item 1A. of our Form 10-K for the year ended December 31, 2011.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
4	First Amendment to Third Amended and Restated Secured Revolving Credit Agreement					X
10	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Performance Share Unit Award Agreement (Five-Year Vesting)					X
12	Statement Re: Computation of Taubman Centers, Inc. Ratio of Earnings to Combined Fixed Charges and Preferred Dividends					X
31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
99	Debt Maturity Schedule					X
*101.INS	XBRL Instance Document					X
*101.SCH	XBRL Taxonomy Extension Schema Document					X
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

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

TAUBMAN CENTERS, INC.
Date:	May 3, 2012	By: /s/ Lisa A. Payne
Lisa A. Payne
Vice Chairman, Chief Financial Officer, and Director (Principal Financial Officer)