Form 10-Q
period 2012-06-30
TAUBMAN CENTERS INC
filed 2012-07-30
CIK 890319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2012
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

☐ Yes  ☒  No

As of July 27, 2012, there were outstanding 58,822,814 shares of the Company's common stock, par value $0.01 per share.

TAUBMAN CENTERS, INC.

TAUBMAN CENTERS, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	June 30 2012	December 31 2011
Assets:
Properties	$4,125,093	$4,020,954
Accumulated depreciation and amortization	(1,330,341)	(1,271,943)
	$2,794,752	$2,749,011
Investment in Unconsolidated Joint Ventures (Note 4)	76,303	75,582
Cash and cash equivalents	45,227	24,033
Restricted cash (Notes 2 and 5)	4,485	295,318
Accounts and notes receivable, less allowance for doubtful accounts of $4,080 and $3,303 in 2012 and 2011	39,964	59,990
Accounts receivable from related parties	2,282	1,418
Deferred charges and other assets (Note 2)	133,059	131,440
Total Assets	$3,096,072	$3,336,792

Liabilities:
Mortgage notes payable (Note 5)	$2,836,148	$2,864,135
Installment notes (Notes 2 and 5)		281,467
Accounts payable and accrued liabilities	248,642	255,146
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures (Note 4)	306,599	192,257
	$3,391,389	$3,593,005
Commitments and contingencies (Notes 2, 5, 6, 7, 8, and 9)

Redeemable noncontrolling interests (Note 6)	$82,337	$84,235

Equity:
Taubman Centers, Inc. Shareowners’ Equity:
Series B Non-Participating Convertible Preferred Stock, $0.001 par and liquidation value, 40,000,000 shares authorized, 26,413,158 and 26,461,958 shares issued and outstanding at June 30, 2012 and December 31, 2011	$26	$26
Series G Cumulative Redeemable Preferred Stock, 4,000,000 shares authorized, no par, $100 million liquidation preference, 4,000,000 shares issued and outstanding at June 30, 2012 and December 31, 2011
Series H Cumulative Redeemable Preferred Stock, 3,480,000 shares authorized, no par, $87 million liquidation preference, 3,480,000 shares issued and outstanding at June 30, 2012 and December 31, 2011
Common Stock, $0.01 par value, 250,000,000 shares authorized, 58,812,588 and 58,022,475 shares issued and outstanding at June 30, 2012 and December 31, 2011	588	580
Additional paid-in capital	670,662	673,923
Accumulated other comprehensive loss	(30,231)	(27,613)
Dividends in excess of net income	(883,591)	(863,040)
	$(242,546)	$(216,124)
Noncontrolling interests (Note 6)	(135,108)	(124,324)
	$(377,654)	$(340,448)
Total Liabilities and Equity	$3,096,072	$3,336,792

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Revenues:
Minimum rents	$98,940	$83,759	$192,684	$166,640
Percentage rents	2,049	1,550	6,452	4,854
Expense recoveries	62,215	54,268	118,692	105,705
Management, leasing, and development services	8,559	4,480	17,207	10,340
Other	7,702	5,350	13,694	11,502
	$179,465	$149,407	$348,729	$299,041
Expenses:
Maintenance, taxes, utilities, and promotion	$48,903	$43,848	$90,601	$84,512
Other operating	19,922	15,804	36,232	32,883
Management, leasing, and development services	6,987	2,323	15,509	4,603
General and administrative	10,043	8,005	18,450	15,289
Interest expense	36,676	29,691	74,203	59,465
Depreciation and amortization	36,235	34,424	72,669	66,449
	$158,766	$134,095	$307,664	$263,201
Nonoperating income	71	656	195	761
Income from continuing operations before income tax (expense) benefit and equity in income of Unconsolidated Joint Ventures	$20,770	$15,968	$41,260	$36,601
Income tax (expense) benefit (Note 3)	(492)	5	(706)	(205)
Equity in income of Unconsolidated Joint Ventures (Note 4)	11,170	10,886	23,071	21,032
Income from continuing operations	$31,448	$26,859	$63,625	$57,428
Discontinued operations (Note 2)		(6,569)		(12,694)
Net income	$31,448	$20,290	$63,625	$44,734
Income from continuing operations attributable to noncontrolling interests (Note 6)	(11,013)	(9,938)	(21,598)	(21,549)
Loss from discontinued operations attributable to noncontrolling interests (Note 6)		2,032		3,954
Net income attributable to Taubman Centers, Inc.	$20,435	$12,384	$42,027	$27,139
Distributions to participating securities of TRG (Note 8)	(403)	(381)	(806)	(762)
Preferred stock dividends	(3,659)	(3,659)	(7,317)	(7,317)
Net income attributable to Taubman Centers, Inc. common shareowners	$16,373	$8,344	$33,904	$19,060

Net income	$31,448	$20,290	$63,625	$44,734
Other comprehensive income:
Unrealized loss on interest rate instruments and other	(7,223)	(2,972)	(4,438)	(337)
Reclassification adjustment for amounts recognized in net income	245	410	490	725
	$(6,978)	$(2,562)	$(3,948)	$388
Comprehensive income	$24,470	$17,728	$59,677	$45,122
Comprehensive income attributable to noncontrolling interests	(8,692)	(7,019)	(20,277)	(17,771)
Comprehensive income attributable to Taubman Centers, Inc.	$15,778	$10,709	$39,400	$27,351

Basic earnings per common share (Note 10):
Continuing operations	$0.28	$0.23	$0.58	$0.50
Discontinued operations		(0.08)		(0.16)
Total basic earnings per common share	$0.28	$0.15	$0.58	$0.34

Diluted earnings per common share (Note 10):
Continuing operations	$0.27	$0.23	$0.57	$0.49
Discontinued operations		(0.08)		(0.15)
Total diluted earnings per common share	$0.27	$0.15	$0.57	$0.34

Cash dividends declared per common share	$0.4625	$0.4375	$0.9250	$0.8750

Weighted average number of common shares outstanding – basic	58,789,737	56,186,216	58,518,442	55,875,329

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(in thousands, except share data)

	Taubman Centers, Inc. Shareowners’ Equity
	Preferred Stock		Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Dividends in Excess of Net Income	Non-Redeemable Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2011	33,713,126	$26	54,696,054	$547	$589,881	$(14,925)	$(939,290)	$(164,150)	$(527,911)
Issuance of common stock, net of offering costs			2,012,500	20	111,906				111,926
Issuance of stock pursuant to Continuing Offer (Notes 8 and 9)	(1,092,690)	(1)	1,092,766	11	(10)
Share-based compensation under employee and director benefit plans (Note 8)			88,210	1	3,383				3,384
Adjustments of noncontrolling interests (Note 6)					(40,762)	490		40,272
Contributions from noncontrolling interests (excludes $292 of contributions from redeemable noncontrolling interests) (Note 6)								31,417	31,417
Dividend equivalents (Note 8)							(53)		(53)
Dividends and distributions							(57,013)	(33,996)	(91,009)
Net income (excludes $292 of net loss attributable to redeemable noncontrolling interests) (Note 6)							27,139	17,887	45,026
Other comprehensive income (Note 7):
Unrealized loss on interest rate instruments and other						(291)		(46)	(337)
Reclassification adjustment for amounts recognized in net income						503		222	725
Balance, June 30, 2011	32,620,436	$25	57,889,530	$579	$664,398	$(14,223)	$(969,217)	$(108,394)	$(426,832)

Balance, January 1, 2012	33,941,958	$26	58,022,475	$580	$673,923	$(27,613)	$(863,040)	$(124,324)	$(340,448)
Issuance of stock pursuant to Continuing Offer (Notes 8 and 9)	(46,900)		46,902
Share-based compensation under employee and director benefit plans (Note 8)			743,211	8	(3,207)				(3,199)
Tax impact of share-based compensation (Note 3)					530				530
Adjustments of noncontrolling interests (Note 6)	(1,900)				(584)	10		107	(467)
Dividend equivalents (Note 8)							(68)		(68)
Dividends and distributions (excludes $1,226 of distributions attributable to redeemable noncontrolling interests) (Note 6)							(62,510)	(32,434)	(94,944)
Net income (excludes $1,206 of net loss attributable to redeemable noncontrolling interests) (Note 6)							42,027	22,804	64,831
Other comprehensive income (Note 7):
Unrealized loss on interest rate instruments and other (excludes $59 of other comprehensive loss attributable to redeemable noncontrolling interests) (Note 6)						(2,966)		(1,413)	(4,379)
Reclassification adjustment for amounts recognized in net income						338		152	490
Balance, June 30, 2012	33,893,158	$26	58,812,588	$588	$670,662	$(30,231)	$(883,591)	$(135,108)	$(377,654)

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Six Months Ended June 30
	2012	2011
Cash Flows From Operating Activities:
Net income	$63,625	$44,734
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization - continuing operations	72,669	66,449
Depreciation and amortization - discontinued operations		3,669
Provision for bad debts	1,445	4,147
Gain on sale of land		(519)
Other	6,293	6,749
Increase (decrease) in cash attributable to changes in assets and liabilities:
Receivables, restricted cash, deferred charges, and other assets	6,410	1,251
Accounts payable and other liabilities	(4,874)	(1,831)
Net Cash Provided By Operating Activities	$145,568	$124,649

Cash Flows From Investing Activities:
Additions to properties	$(118,582)	$(37,037)
Proceeds from sale of land		3,728
Repayments of notes receivable	5,329	848
Release of restricted cash	289,389
Contributions to Unconsolidated Joint Ventures	(2,440)	(440)
Distributions from Unconsolidated Joint Ventures in excess of income	114,340	7,638
Net Cash Provided By (Used In) Investing Activities	$288,036	$(25,263)

Cash Flows From Financing Activities:
Debt payments	$(24,817)	$(150,312)
Repayment of installment notes	(281,467)
Debt issuance costs		(2,161)
Issuance of common stock, net of offering costs		111,926
Issuance of common stock and/or partnership units in connection with incentive plans	(10,083)	(2,032)
Distributions to noncontrolling interests	(33,660)	(33,996)
Distributions to participating securities of TRG	(806)	(762)
Contributions from noncontrolling interests	231	31,709
Cash dividends to preferred shareowners	(7,317)	(7,317)
Cash dividends to common shareowners	(54,387)	(48,892)
Other	(104)	(77)
Net Cash Used In Financing Activities	$(412,410)	$(101,914)

Net Increase (Decrease) In Cash and Cash Equivalents	$21,194	$(2,528)

Cash and Cash Equivalents at Beginning of Period	24,033	19,291

Cash and Cash Equivalents at End of Period	$45,227	$16,763

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -	Interim Financial Statements

General

Taubman Centers, Inc. (the Company or TCO) is a Michigan corporation that operates as a self-administered and self-managed real estate investment trust (REIT). The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG) is a majority-owned partnership subsidiary of TCO that owns direct or indirect interests in all of the Company’s real estate properties. In this report, the term “Company" refers to TCO, the Operating Partnership, and/or the Operating Partnership's subsidiaries as the context may require. The Company engages in the ownership, management, leasing, acquisition, disposition, development, and expansion of regional and super-regional retail shopping centers and interests therein. The Company’s owned portfolio as of June 30, 2012 included 24 urban and suburban shopping centers in 12 states.

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

Ownership

In addition to the Company’s common stock, there are three classes of preferred stock (Series B, G, and H) outstanding as of June 30, 2012. Dividends on the 8% Series G and 7.625% Series H Preferred Stock are cumulative and are paid on the last day of each calendar quarter. The Company owns corresponding Series G and Series H Preferred Equity interests in the Operating Partnership that entitle the Company to income and distributions (in the form of guaranteed payments) in amounts equal to the dividends payable on the Company’s Series G and Series H Preferred Stock.

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

Outstanding voting securities of the Company at June 30, 2012 consisted of 26,413,158 shares of Series B Preferred Stock and 58,812,588 shares of common stock.

The Operating Partnership

At June 30, 2012, the Operating Partnership’s equity included two classes of preferred equity (Series G and H) and the net equity of the partnership unitholders. Net income and distributions of the Operating Partnership are allocable first to the preferred equity interests, and the remaining amounts to the general and limited partners in the Operating Partnership in accordance with their percentage ownership. The Series G and Series H Preferred Equity are owned by the Company and are eliminated in consolidation.

The Company's ownership in the Operating Partnership at June 30, 2012 consisted of a 69% managing general partnership interest, as well as the Series G and H Preferred Equity interests. The Company's average ownership percentage in the Operating Partnership was 69% for the six months ended June 30, 2012 and 2011. At June 30, 2012, the Operating Partnership had 85,244,196 partnership units outstanding, of which the Company owned 58,812,588 units.

Note 2 -	Acquisitions, Dispositions, and Development

Acquisitions

The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village

In December 2011, the Company acquired The Mall at Green Hills in Nashville, Tennessee, and The Gardens on El Paseo and El Paseo Village in Palm Desert, California from affiliates of Davis Street Properties, LLC. The consideration for the properties was $560 million, excluding transaction costs. The consideration consisted of the assumption of $206 million of debt, $281.5 million in installment notes, and the issuance of 1.3 million of Operating Partnership units. The 1.3 million Operating Partnership units issued were determined based on a value of $55 per unit, which approximated the fair value due to restrictions on sale of these Operating Partnership units. See Note 6 for features of the Operating Partnership units. The installment notes bore interest at 3.125% and were paid in full in February 2012. As of December 31, 2011, the installment notes were secured by restricted cash funded by borrowings under the Company's line of credit, which was classified within Restricted Cash on the Consolidated Balance Sheet. For each Operating Partnership unit issued, a share of Series B Preferred Stock (Note 9) was also issued.

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

Dispositions

Discontinued operations in the accompanying Consolidated Statement of Operations and Comprehensive Income consist of the financial results of The Pier Shops at Caesars (The Pier Shops) and Regency Square. Total revenues from discontinued operations were $11.8 million for the six months ended June 30, 2011.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Development

City Creek Center

City Creek Center, a mixed-use project in Salt Lake City, Utah, opened in March 2012. The Company owns the retail space subject to a long-term participating lease. City Creek Reserve, Inc. (CCRI), an affiliate of the LDS Church, is the participating lessor and provided all of the construction financing. The Company owns 100% of the leasehold interest in the retail buildings and property. CCRI has an option to purchase the Company’s interest at fair value at various points in time over the term of the lease. The Company paid $75 million to CCRI for leasehold improvements upon opening of the retail center in March 2012, which is classified within Additions to Properties on the Consolidated Statement of Cash Flows.

Shinsegae

In September 2011, Taubman Asia agreed to partner with Shinsegae Group, South Korea's largest retailer, to build a shopping mall in Hanam, Gyeonggi Province, South Korea. The Company has invested $20.9 million for an interest in the project. The Company has the option to put its interest in the project after the completion of due diligence. The potential return of the investment, including a 7% return on the investment, is secured by a letter of credit from Shinsegae. The $20.9 million payment is classified within Deferred Charges and Other Assets on the Consolidated Balance Sheet as of June 30, 2012 and December 31, 2011.

Note 3 -	Income Taxes

Income Tax Expense

The Company’s income tax expense for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
State current	$22	$186	$65	$428
State deferred	(8)	(197)	(12)	(246)
Federal current	335	18	538	35
Federal deferred	199	(12)	165	(12)
Foreign current	(56)		(50)
Total income tax expense (benefit)	$492	$(5)	$706	$205

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Taxes

Deferred tax assets and liabilities as of June 30, 2012 and December 31, 2011 are as follows:

	2012	2011
Deferred tax assets:
Federal	$3,490	$3,655
Foreign	1,753	1,196
State	238	232
Total deferred tax assets	$5,481	$5,083
Valuation allowances	(1,913)	(1,373)
Net deferred tax assets	$3,568	$3,710
Deferred tax liabilities:
Federal	$623	$623
State	117	121
Total deferred tax liabilities	$740	$744

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

During the six months ended June 30, 2012, the Company realized a $0.5 million tax benefit as additional paid-in capital relating to the redemption of certain share-based compensation awards.  This benefit represents the amount of the tax deduction that exceeds the recognized deferred tax asset relating to the awards, which was based on their cumulative book compensation cost. This excess tax deduction is due to changes in the fair value of the Company's shares between the grant date (the measurement date for book purposes) and the exercise date (the measurement date for tax purposes) of the awards.

Note 4 -	Investments in Unconsolidated Joint Ventures

General Information

The Company owns beneficial interests in joint ventures that own shopping centers. The Operating Partnership is the direct or indirect managing general partner or managing member of these Unconsolidated Joint Ventures, except for the ventures that own Arizona Mills, The Mall at Millenia, and Waterside Shops.

Shopping Center	Ownership as of June 30, 2012 and December 31, 2011
Arizona Mills	50%
Fair Oaks	50
The Mall at Millenia	50
Stamford Town Center	50
Sunvalley	50
Waterside Shops	25
Westfarms	79

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

The estimated fair value of the Unconsolidated Joint Ventures’ notes payable was $1.3 billion and $1.2 billion at June 30, 2012 and December 31, 2011, respectively. The methodology for determining this fair value is consistent with that used for determining the fair value of consolidated mortgage notes payable (Note 11).

In June 2012, a $320 million non-recourse refinancing was completed on Westfarms. A portion of the proceeds were used to pay off the existing $179 million loan (Note 5).

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

	June 30 2012	December 31 2011
Assets:
Properties	$1,109,732	$1,107,314
Accumulated depreciation and amortization	(459,040)	(446,059)
	$650,692	$661,255
Cash and cash equivalents	27,022	22,042
Accounts and notes receivable, less allowance for doubtful accounts of $1,488 and $1,422 in 2012 and 2011	15,914	24,628
Deferred charges and other assets	26,144	21,289
	$719,772	$729,214

Liabilities and accumulated deficiency in assets:
Mortgage notes payable	$1,273,666	$1,138,808
Accounts payable and other liabilities	55,639	55,737
TRG's accumulated deficiency in assets	(356,265)	(244,758)
Unconsolidated Joint Venture Partners' accumulated deficiency in assets	(253,268)	(220,573)
	$719,772	$729,214

TRG's accumulated deficiency in assets (above)	$(356,265)	$(244,758)
TRG basis adjustments, including elimination of intercompany profit	66,141	67,282
TCO's additional basis	59,828	60,801
Net investment in Unconsolidated Joint Ventures	$(230,296)	$(116,675)
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures	306,599	192,257
Investment in Unconsolidated Joint Ventures	$76,303	$75,582

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Revenues	$66,771	$62,918	$132,081	$126,277
Maintenance, taxes, utilities, promotion, and other operating expenses	$22,108	$20,769	$42,330	$41,006
Interest expense	15,823	13,949	31,490	29,545
Depreciation and amortization	8,849	8,952	17,123	18,137
Total operating costs	$46,780	$43,670	$90,943	$88,688
Nonoperating income	(7)	5	1	10
Net income	$19,984	$19,253	$41,139	$37,599

Net income attributable to TRG	$11,282	$10,825	$23,286	$21,294
Realized intercompany profit, net of depreciation on TRG’s basis adjustments	373	546	757	710
Depreciation of TCO's additional basis	(485)	(485)	(972)	(972)
Equity in income of Unconsolidated Joint Ventures	$11,170	$10,886	$23,071	$21,032

Beneficial interest in Unconsolidated Joint Ventures’ operations:
Revenues less maintenance, taxes, utilities, promotion, and other operating expenses	$24,759	$23,511	$49,865	$47,220
Interest expense	(8,225)	(7,247)	(16,319)	(15,324)
Depreciation and amortization	(5,364)	(5,378)	(10,475)	(10,864)
Equity in income of Unconsolidated Joint Ventures	$11,170	$10,886	$23,071	$21,032

Note 5 -	Beneficial Interest in Debt and Interest Expense

The Operating Partnership's beneficial interest in the debt, capitalized interest, and interest expense of its consolidated subsidiaries and its Unconsolidated Joint Ventures is summarized in the following table. The Operating Partnership's beneficial interest in the consolidated subsidiaries excludes debt and interest related to the noncontrolling interests in Cherry Creek Shopping Center (50%), International Plaza (49.9%), The Mall at Wellington Green (10%), and MacArthur Center (5%).

	At 100%		At Beneficial Interest
	Consolidated Subsidiaries	Unconsolidated Joint Ventures	Consolidated Subsidiaries	Unconsolidated Joint Ventures
Debt as of:
June 30, 2012	$2,836,148	$1,273,666	$2,507,423	$688,191
December 31, 2011	3,145,602	1,138,808	2,816,877	580,557

Capitalized interest:
Six Months Ended June 30, 2012	98		96
Six Months Ended June 30, 2011	373		373

Interest expense from continuing operations:
Six Months Ended June 30, 2012	74,203	31,490	65,794	16,319
Six Months Ended June 30, 2011	59,465	29,545	53,823	15,324

Interest expense from discontinued operations(1):
Six Months Ended June 30, 2011	11,020		11,020

(1)	Includes The Pier Shops and Regency Square (Note 2).

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Covenants and Guarantees

Certain loan agreements contain various restrictive covenants, including a minimum net worth requirement, a maximum leverage ratio, minimum interest coverage ratios, a minimum debt yield ratio, a maximum payout ratio on distributions, and a minimum fixed charges coverage ratio, the latter being the most restrictive. The Company is in compliance with all covenants and loan obligations as of June 30, 2012. The maximum payout ratio on distributions covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain the Company's tax status, pay preferred distributions, and for distributions related to the sale of certain assets.

Payments of principal and interest on the loans in the following table are guaranteed by the Operating Partnership as of June 30, 2012.

Center	Loan Balance as of 6/30/12	TRG's Beneficial Interest in Loan Balance as of 6/30/12	Amount of Loan Balance Guaranteed by TRG as of 6/30/12	% of Loan Balance Guaranteed by TRG	% of Interest Guaranteed by TRG
	(in millions)
Dolphin Mall	$185.0	$185.0	$185.0	100%	100%
Fairlane Town Center	70.0	70.0	70.0	100%	100%
Twelve Oaks Mall	—	—	—	100%	100%

The Company is required to escrow cash balances for specific uses stipulated by certain of its lenders. As of June 30, 2012 and December 31, 2011, the Company’s cash balances restricted for these uses were $4.5 million and $5.9 million, respectively. Restricted cash at December 31, 2011 included cash funded by the Company's line of credit that was used to repay the $281.5 million of installment notes in February 2012 (Note 2).

2012 Financings

In April 2012, the maturity date on the Company's second line of credit was extended through April 2014. The maximum amount available under this facility increased to $65 million and the rate was increased to LIBOR plus 1.40% from LIBOR plus 1.00%.

In June 2012, a 10 year, $320 million non-recourse refinancing was completed on Westfarms, a 79% owned Unconsolidated Joint Venture.  The payments on the loan, which bears interest at an all-in fixed rate of 4.53%, are based on amortizing principal over 30 years.  The existing $179 million, 6.10% fixed rate loan was paid off and the Company's $110 million share of excess proceeds was used to pay down its revolving lines of credit.  In addition, the joint venture partners at Westfarms repaid the balance owed on the $5.1 million note receivable outstanding as of December 31, 2011 related to their share of the litigation charges that were paid in 2009.

Note 6 -	Noncontrolling Interests

Redeemable Noncontrolling Interests

In December 2011, the Company acquired The Mall at Green Hills and The Gardens on El Paseo and El Paseo Village from affiliates of Davis Street Properties, LLC (Note 2). The purchase price consideration included approximately 1.3 million Operating Partnership units determined based on a value of $55 per unit. These partnership units will become eligible to be converted into the Company's common shares in December 2012 pursuant to the Continuing Offer (Note 9). Prior to that date, the holders have the ability to put the units back to the Operating Partnership for cash at the lesser of the current market price of the Company's common shares or $55 per share. Considering the redemption provisions, the Company is accounting for these Operating Partnership units as a redeemable noncontrolling interest until they become subject to the Continuing Offer. The carrying value of these units was $72.6 million at June 30, 2012 and $72.7 million at December 31, 2011. Adjustments to the redemption value are recorded through equity.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2011, Taubman Asia acquired a 90% controlling interest in TCBL (Note 2). As part of the purchase price consideration, $11.9 million of capital in the newly formed company was credited by Taubman Asia to the noncontrolling owners, who also own a 10% residual interest. The noncontrolling ownership interest can be put back to the Company at 50% of the fair value of the ownership interest beginning in December 2016, increasing to 100% in December 2018. Taubman Asia will fund any additional capital required by the business and will receive a preferred return on all capital contributed. The ownership agreements provide for the distribution of preferred returns on capital as well as returns of all such capital prior to the sharing of profits on relative ownership interests. Considering the redemption provisions, the Company accounts for the joint venture partner's interest as a contingently redeemable noncontrolling interest. The carrying value of the interest was $9.8 million at June 30, 2012 and $11.6 million at December 31, 2011. Any adjustments to the redemption value will be recorded through equity.

The Company's president of Taubman Asia (the Asia President) has an ownership interest in Taubman Asia, a consolidated subsidiary. The Asia President is entitled to 10% of Taubman Asia's dividends, with 85% of his dividends being withheld as contributions to capital. These withholdings will continue until he contributes and maintains his capital consistent with a 10% ownership interest, including all capital funded by the Operating Partnership for Taubman Asia's operating and investment activities subsequent to the Asia President obtaining his ownership interest. The Operating Partnership will have a preferred investment in Taubman Asia to the extent the Asia President has not yet contributed capital commensurate with his ownership interest. This preferred investment will accrue an annual preferential return equal to the Operating Partnership's average borrowing rate (with the preferred investment and accrued return together being referred to herein as the preferred interest). Taubman Asia has the ability to call, and the Asia President has the ability to put, the Asia President’s ownership interest upon specified terminations of the Asia President’s employment, although such put or call right may not be exercised for specified time periods after certain termination events. The redemption price for the ownership interest is generally a nominal amount through 2013 and subsequently 50% (increasing to 100% as early as May 2015) of the fair value of the ownership interest less the amount required to return the Operating Partnership's preferred interest. The Company has determined that the Asia President's ownership interest in Taubman Asia qualifies as an equity award, considering its specific redemption provisions, and accounts for it as a contingently redeemable noncontrolling interest, with a carrying value of zero at June 30, 2012 and December 31, 2011. Any adjustments to the redemption value are recorded through equity.

The Company owns a 90% controlling interest in a joint venture that is focusing on developing and owning outlet shopping centers. The amount of capital that the 10% joint venture partner is required to contribute is capped. The Company will have a preferred investment to the extent it contributes capital in excess of the amount commensurate with its ownership interest. The Company has the right to purchase the joint venture partner's entire interest and the joint venture partner has the right to require the Company to purchase the joint venture partner's entire interest. Additionally, the parties each have a one-time put and/or call on the joint venture partner’s interest in any stabilized centers, while still maintaining the ongoing joint venture relationship. The purchase price of the joint venture partner's interest will be based on fair value. Considering the redemption provisions, the Company accounts for the joint venture partner’s interest as a contingently redeemable noncontrolling interest with a carrying value of zero at June 30, 2012 and December 31, 2011. Any adjustments to the redemption value are recorded through equity.

Reconciliation of Redeemable Noncontrolling Interests

	2012	2011
Balance January 1	$84,235	$—
Contributions	231	292
Allocation of net loss	(1,206)	(292)
Allocation of other comprehensive loss	(59)
Distributions	(1,226)
Redemption of TRG partnership units	(105)
Adjustments of redeemable noncontrolling interests	467
Balance June 30	$82,337	$—

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Balances of Nonredeemable Noncontrolling Interests

The net equity balance of the noncontrolling interests as of June 30, 2012 and December 31, 2011 includes the following:

	2012	2011
Non-redeemable noncontrolling interests:
Noncontrolling interests in consolidated joint ventures	$(104,734)	$(101,872)
Noncontrolling interests in partnership equity of TRG	(30,374)	(22,452)
	$(135,108)	$(124,324)

Income Allocable to Noncontrolling Interests

Net income attributable to the noncontrolling interests for the three months ended June 30, 2012 and June 30, 2011 includes the following:

	2012	2011
Net income attributable to noncontrolling interests:
Non-redeemable noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	$3,564	$3,015
Noncontrolling share of income of TRG	7,731	4,506
TRG Series F preferred distributions		615
	$11,295	$8,136
Redeemable noncontrolling interests	(282)	(230)
	$11,013	$7,906

Net income attributable to the noncontrolling interests for the six months ended June 30, 2012 and June 30, 2011 includes the following:

	2012	2011
Net income attributable to noncontrolling interests:
Non-redeemable noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	$6,758	$6,462
Noncontrolling share of income of TRG	16,046	10,195
TRG Series F preferred distributions		1,230
	$22,804	$17,887
Redeemable noncontrolling interests	(1,206)	(292)
	$21,598	$17,595

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Transactions

The following schedule presents the effects of changes in Taubman Centers, Inc.’s ownership interest in consolidated subsidiaries on Taubman Centers, Inc.’s equity for the six months ended June 30, 2012 and June 30, 2011:

	2012	2011
Net income attributable to Taubman Centers, Inc. common shareowners	$33,904	$19,060
Transfers (to) from the noncontrolling interest –
Decrease in Taubman Centers, Inc.’s paid-in capital for the adjustments of noncontrolling interest (1)	(584)	(40,762)
Net transfers (to) from noncontrolling interests	(584)	(40,762)
Change from net income attributable to Taubman Centers, Inc. and transfers (to) from noncontrolling interests	$33,320	$(21,702)

(1)
In 2012 and 2011, adjustments of the noncontrolling interest were made as a result of changes in the Company's ownership of the Operating Partnership in connection with the Company's share-based compensation under employee and director benefit plans (Note 8), issuances of stock pursuant to the Continuing Offer (Note 9), issuance of common stock in June 2011, and redemptions of certain redeemable Operating Partnership units (Note 2).

Finite Life Entities

Accounting Standards Codification Topic 480, “Distinguishing Liabilities from Equity” establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. At June 30, 2012, the Company held controlling interests in consolidated entities with specified termination dates in 2081 and 2083. The noncontrolling owners’ interests in these entities are to be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entity. The estimated fair value of these noncontrolling interests was approximately $208 million at June 30, 2012, compared to a book value of $(101.4) million that is classified in Noncontrolling Interests in the Company’s Consolidated Balance Sheet. The fair values of the noncontrolling interests were calculated as the noncontrolling interests' ownership shares of the underlying properties' fair values. The properties' fair values were estimated by considering their in-place net operating incomes, current market capitalization rates, and mortgage debt outstanding.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2012, the Company had the following outstanding interest rate derivatives that were designated and are expected to be effective as cash flow hedges of the interest payments on the associated debt.

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

Cash Flow Hedges of Interest Rate Risk

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the unrealized gain or loss on the derivative is reported as a component of Other Comprehensive Income (OCI). The ineffective portion of the change in fair value, if any, is recognized directly in earnings. Net realized gains or losses resulting from derivatives that were settled in conjunction with planned fixed-rate financings or refinancings continue to be included in Accumulated Other Comprehensive Income (Loss) (AOCI) during the term of the hedged debt transaction.

Amounts reported in AOCI related to currently outstanding derivatives are recognized as an adjustment to income as interest payments are made on the Company’s variable-rate debt. Realized gains or losses on settled derivative instruments included in AOCI are recognized as an adjustment to income over the term of the hedged debt transaction.

The Company expects that approximately $6.8 million of the AOCI of Taubman Centers, Inc. and the noncontrolling interests will be reclassified from AOCI and recognized as a reduction of income in the following 12 months.

As of June 30, 2012, the Company had $0.9 million of net realized losses included in AOCI resulting from settled derivative instruments, which were designated as cash flow hedges that are being recognized as a reduction of income over the term of the hedged debt.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the effect of derivative instruments on the Company’s Consolidated Statement of Operations and Comprehensive Income for the three and six months ended June 30, 2012 and June 30, 2011. The tables include the location and amount of unrealized gains and losses on outstanding derivative instruments in cash flow hedging relationships and the location and amount of realized losses reclassified from AOCI into income resulting from settled derivative instruments associated with hedged debt.

During the three months ended June 30, 2012 and June 30, 2011, the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
	Three Months Ended June 30			Three Months Ended June 30
	2012	2011		2012	2011
Derivatives in cash flow hedging relationships:
Interest rate contracts – consolidated subsidiaries	$(4,506)	$(3,180)	Interest Expense	$(794)	$(802)
Interest rate contracts – UJVs	(2,757)	101	Equity in Income of UJVs	(925)	(180)
Total derivatives in cash flow hedging relationships	$(7,263)	$(3,079)		$(1,719)	$(982)

Realized losses on settled cash flow hedges:
Interest rate contracts – consolidated subsidiaries			Interest Expense	$(151)	$(315)
Interest rate contract – UJVs			Equity in Income of UJVs	(94)	(94)
Total realized losses on settled cash flow hedges				$(245)	$(409)

During the six months ended June 30, 2012 and June 30, 2011, the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
	Six Months Ended June 30			Six Months Ended June 30
	2012	2011		2012	2011
Derivatives in cash flow hedging relationships:
Interest rate contracts – consolidated subsidiaries	$(2,774)	$(1,553)	Interest Expense	$(1,578)	$(1,872)
Interest rate contracts – UJVs	(1,909)	1,044	Equity in Income of UJVs	(1,835)	(1,158)
Total derivatives in cash flow hedging relationships	$(4,683)	$(509)		$(3,413)	$(3,030)

Realized losses on settled cash flow hedges:
Interest rate contracts – consolidated subsidiaries			Interest Expense	$(302)	$(536)
Interest rate contract – UJVs			Equity in Income of UJVs	(188)	(188)
Total realized losses on settled cash flow hedges				$(490)	$(724)

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company records all derivative instruments at fair value in the Consolidated Balance Sheet. The following table presents the location and fair value of the Company’s derivative financial instruments as reported in the Consolidated Balance Sheet as of June 30, 2012 and December 31, 2011.

		Fair Value
	Consolidated Balance Sheet Location	June 30 2012	December 31 2011
Derivatives designated as hedging instruments:
Liability derivatives:
Interest rate contract – consolidated subsidiaries	Accounts Payable and Accrued Liabilities	$(11,818)	$(9,044)
Interest rate contracts – UJVs	Investment in UJVs	(10,954)	(9,045)
Total liabilities designated as hedging instruments		$(22,772)	$(18,089)

Contingent Features

All of the Company's outstanding derivatives contain provisions that state if the hedged entity defaults on any of its indebtedness in excess of $1 million, then the derivative obligation could also be declared in default. As of June 30, 2012, the Company is not in default on any debt obligations that would trigger a credit risk related default on its current outstanding derivatives.

As of June 30, 2012 and December 31, 2011, the fair value of derivative instruments with credit-risk-related contingent features that are in a liability position was $22.8 million and $18.1 million, respectively. As of June 30, 2012 and December 31, 2011, the Company was not required to post any collateral related to these agreements. If the Company breached any of these provisions it would be required to settle its obligations under the agreements at their fair value. See Note 11 for fair value information on derivatives.

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

The compensation cost charged to income for the Company’s share-based compensation plans was $3.3 million and $6.2 million for the three and six months ended June 30, 2012, respectively. The compensation cost charged to income for the Company's share-based compensation plans was $2.2 million and $4.6 million for the three and six months ended June 30, 2011, respectively. Compensation cost capitalized as part of properties and deferred leasing costs was approximately $0.3 million and $0.6 million for the three and six months ended June 30, 2012, respectively, and approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2011, respectively.

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

Options

A summary of option activity for the six months ended June 30, 2012 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Range of Exercise Prices
Outstanding at January 1, 2012	1,321,990	$37.13	4.8	$13.83	-	$55.90
Exercised	(96,408)	31.90
Outstanding at June 30, 2012	1,225,582	$37.55	4.4	$13.83	-	$55.90

Fully vested options at June 30, 2012	1,225,582	37.55	4.4

There were 0.2 million options that vested during the six months ended June 30, 2012.

The aggregate intrinsic value (the difference between the period end stock price and the option exercise price) of in-the-money options outstanding and in-the-money fully vested options was $48.5 million as of June 30, 2012.

The total intrinsic value of options exercised during the six months ended June 30, 2012 was $3.8 million. Cash received from option exercises for the six months ended June 30, 2012 was $3.1 million. No options were exercised during the six months ended June 30, 2011.

As of June 30, 2012, all options outstanding were fully vested, and there was no unrecognized compensation cost related to options.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance Share Units

In February 2012, the Company granted Performance Share Units (PSU) under the 2008 Omnibus Plan. Each PSU represents the right to receive, upon vesting, shares of the Company’s common stock ranging from 0-300% of the PSU based on the Company’s market performance relative to that of a peer group. The vesting date is three years from the grant date, if continuous service has been provided, or upon retirement or certain other events (such as death or disability) if earlier. No dividends accumulate during the vesting period. The Company estimated the value of these PSU granted using a Monte Carlo simulation, considering the Company’s common stock price at the grant date less the present value of the expected dividends during the vesting period, historical returns of the Company and the peer group of companies, a risk-free interest rate of 0.43%, and a measurement period of three years. The resulting weighted average grant-date fair value was $106.71 per PSU.

Also in February 2012, the Company granted additional PSU under the 2008 Omnibus Plan that represents the right to receive, upon vesting, shares of the Company’s common stock ranging from 0-400% of the PSU based on the Company’s market performance relative to that of a peer group. The vesting date is five years from the grant date, if continuous service has been provided, or upon certain other events (such as death or disability) if earlier. No dividends accumulate during the vesting period. The Company estimated the value of these PSU granted using a Monte Carlo simulation, considering the Company’s common stock price at the grant date less the present value of the expected dividends during the vesting period, historical returns of the Company and the peer group of companies, a risk-free interest rate of 0.87%, and a measurement period of five years. The resulting weighted average grant-date fair value was $187.73 per PSU.

A summary of PSU activity for the six months ended June 30, 2012 is presented below:

	Number of Performance Share Units		Weighted Average Grant Date Fair Value
Outstanding at January 1, 2012	326,151		$38.20
Vested	(196,943)	(1)	15.60
Granted (three year vesting)	48,308		106.71
Granted (five year vesting)	104,161		187.73
Outstanding at June 30, 2012	281,677		$121.04

(1)
Based on the Company's market performance relative to that of a peer group, the actual number of shares of common stock issued upon vesting during the six months ended June 30, 2012 equaled 240% of the number of PSU awards vested in the table above.

None of the PSU outstanding at June 30, 2012 were vested. As of June 30, 2012, there was $26.4 million of total unrecognized compensation cost related to nonvested PSU outstanding. This cost is expected to be recognized over an average period of 3.9 years.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Share Units

During 2012, Restricted Share Units (RSU) were issued under the 2008 Omnibus Plan and represent the right to receive upon vesting one share of the Company’s common stock. The units vest in March 2015, if continuous service has been provided through that period, or upon retirement or certain other events if earlier. No dividends accumulate during the vesting period.

The Company estimated the values of the RSU granted in 2012 using the Company’s common stock at the grant dates deducting the present value of expected dividends during the vesting period using a risk-free rate of 0.40% to 0.50%. The result of the Company’s valuations was a weighted average grant-date fair value of $63.46 per RSU granted during 2012.

A summary of RSU activity for the six months ended June 30, 2012 is presented below:

	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2012	605,927	$22.06
Vested	(363,373)	9.66
Granted	94,677	63.46
Forfeited	(2,196)	43.12
Outstanding at June 30, 2012	335,035	$47.07

None of the RSU outstanding at June 30, 2012 were vested. As of June 30, 2012, there was $8.4 million of total unrecognized compensation cost related to nonvested RSU outstanding. This cost is expected to be recognized over an average period of 2.1 years.

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

Based on a market value at June 30, 2012 of $77.16 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was approximately $1.9 billion. The purchase of these interests at June 30, 2012 would have resulted in the Company owning an additional 28% interest in the Operating Partnership.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2012, there were 4.0 million partnership units outstanding and 0.9 million unissued partnership units under unit option deferral elections exchangeable for common shares of the Company under the Continuing Offer that were excluded from the computation of diluted earnings per share as they were anti-dilutive in all periods presented. Also, there were out-of-the-money options for 0.1 million and 0.2 million shares for the three and six months ended June 30, 2011 that were excluded from the computation of diluted EPS because they were anti-dilutive.

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Net income (loss) attributable to Taubman Centers, Inc. common shareowners (Numerator):
Income from continuing operations	$16,373	$12,881	$33,904	$27,800
Loss from discontinued operations		(4,537)		(8,740)
Basic	$16,373	$8,344	$33,904	$19,060

Shares (Denominator) – basic	58,789,737	56,186,216	58,518,442	55,875,329

Earnings per common share from continuing operations	$0.28	$0.23	$0.58	$0.50
Loss from discontinued operations		(0.08)		(0.16)
Earnings per common share – basic	$0.28	$0.15	$0.58	$0.34

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Net income (loss) attributable to Taubman Centers, Inc. common shareowners (Numerator):
Income from continuing operations - basic	$16,373	$12,881	$33,904	$27,800
Impact of additional ownership of TRG on income from continuing operations	134	126	302	257
Income from continuing operations - diluted	$16,507	$13,007	$34,206	$28,057
Loss from discontinued operations - basic		(4,537)		(8,740)
Impact of additional ownership of TRG on loss from discontinued operations		(40)		(73)
Diluted	$16,507	$8,430	$34,206	$19,244

Shares – basic	58,789,737	56,186,216	58,518,442	55,875,329
Effect of dilutive securities	1,411,648	1,583,249	1,536,180	1,501,547
Shares (Denominator) – diluted	60,201,385	57,769,465	60,054,622	57,376,876

Earnings per common share from continuing operations	$0.27	$0.23	$0.57	$0.49
Loss from discontinued operations		(0.08)		(0.15)
Earnings per common share – diluted	$0.27	$0.15	$0.57	$0.34

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 -	Fair Value Disclosures

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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements as of June 30, 2012 Using		Fair Value Measurements as of December 31, 2011 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Available-for-sale securities	$2,401		$2,158
Insurance deposit	11,445		10,708
Total assets	$13,846		$12,866

Derivative interest rate contracts		$(11,818)		$(9,044)
Total liabilities		$(11,818)		$(9,044)

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments Carried at Other Than Fair Values

Community Development District Obligation

The owner of one shopping center pays annual special assessment levies of a Community Development District (CDD), which provided certain infrastructure assets and improvements. As the amount and period of the special assessments were determinable, the Company capitalized the infrastructure assets and improvements and recognized an obligation for the future special assessments to be levied. At June 30, 2012 and December 31, 2011, the book value of the infrastructure assets and improvements, net of depreciation, was $40.6 million and $41.6 million, respectively. The related obligation is classified within Accounts Payable and Accrued Liabilities on the Consolidated Balance Sheet and had a balance of $61.8 million at June 30, 2012 and December 31, 2011. The fair value of this obligation, derived from quoted market prices and therefore falling into Level 1 of the fair value hierarchy, was $63.0 million at June 30, 2012 and $58.2 million at December 31, 2011.

Notes Payable

The fair value of notes payable are estimated using cash flows discounted at current market rates and therefore fall into Level 2 of the fair value hierarchy. When selecting discount rates for purposes of estimating the fair value of notes payable at June 30, 2012 and December 31, 2011, the Company employed the credit spreads at which the debt was originally issued. Excluding 2010 through 2012 refinancings and debt assumed as part of the 2011 acquisitions, an additional 1.50% credit spread was added to the discount rate at June 30, 2012 and December 31, 2011, to attempt to account for current market conditions. This additional spread is an estimate and is not necessarily indicative of what the Company could obtain in the market at the reporting date. The Company does not believe that the use of different interest rate assumptions would have resulted in a materially different fair value of notes payable as of June 30, 2012 or December 31, 2011. To further assist financial statement users, the Company has included with its fair value disclosures an analysis of interest rate sensitivity.

The estimated fair values of notes payable at June 30, 2012 and December 31, 2011 are as follows:

	2012		2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable	$2,836,148	$2,981,334	$3,145,602	$3,299,243

The fair values of the notes payable are dependent on the interest rates used in estimating the values. An overall 1% increase in rates employed in making these estimates would have decreased the fair values of the debt shown above at June 30, 2012 by $84.8 million or 2.8%.

See Note 4 regarding the fair value of the Unconsolidated Joint Ventures’ notes payable, and Note 7 regarding additional information on derivatives.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs concerning future events, including the following: statements regarding future developments and joint ventures, rents, returns, and earnings; statements regarding the continuation of trends; and any statements regarding the sufficiency of our cash balances and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs. We caution that although forward-looking statements reflect our good faith beliefs and reasonable judgment based upon current information, these statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, because of risks, uncertainties, and factors including, but not limited to, the global credit environment and the continuing impacts of the recent U.S. recession, other changes in general economic and real estate conditions, changes in the interest rate environment and the availability of financing, adverse changes in the retail industry, general development risks, and integration and other acquisition risks. The forward-looking statements included in this report are made as of the date hereof. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future. Other risks and uncertainties are detailed from time to time in reports filed with the SEC, and in particular those set forth under “Risk Factors” in our most recent Annual Report on Form 10-K. The following discussion should be read in conjunction with the accompanying consolidated financial statements of Taubman Centers, Inc. and the notes thereto.

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

References in this discussion to “beneficial interest” refer to our ownership or pro-rata share of the item being discussed. Also, the operations of the shopping centers are often best understood by measuring their performance as a whole, without regard to our ownership interest. Consequently, in addition to the discussion of the operations of the Consolidated Businesses, the operations of the Unconsolidated Joint Ventures are presented and discussed as a whole. The comparability of information used in measuring performance is affected by the opening of City Creek Center in March 2012, as well as the dispositions of The Pier Shops at Caesars (The Pier Shops) and Regency Square and the acquisitions of The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village in 2011. Additional "comparable center" statistics that exclude City Creek Center, The Mall at Green Hills, The Gardens on El Paseo, El Paseo Village, The Pier Shops and Regency Square are provided to present the performance of comparable centers in our continuing operations. Comparable centers are generally defined as centers that were owned and open for the entire current and preceding period. The Pier Shops and Regency Square are excluded from all operating statistics. See “Results of Operations – Development,” "Results of Operations –Acquisitions," and “Results of Operations – Dispositions/Discontinued Operations,” for background and information on operations of these centers.

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

Our presentations of NOI, Beneficial Interest in EBITDA, FFO, and also adjusted versions of these measures, if any, are not necessarily comparable to the similarly titled measures of other REITs due to the fact that not all REITs use the same definitions. These measures should not be considered alternatives to net income or as an indicator of our operating performance. Additionally, these measures do not represent cash flows from operating, investing or financing activities as defined by GAAP. Reconciliations of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations, Net Income to Beneficial Interest in EBITDA, and Net Income to Net Operating Income are presented following the Comparison of the Six Months Ended June 30, 2012 to the Six Months Ended June 30, 2011.

Current Operating Trends

Our mall tenants reported an 8.4% increase in sales per square foot in the second quarter of 2012 from the same period in 2011. This increase is on top of a 14.1% increase in the second quarter of 2011. For the twelve month period ended June 30, 2012, mall tenant sales were $672 per square foot, a 12% increase over $600 per square foot for the trailing twelve month period ended June 30, 2011. Our increase in sales per square foot growth has moderated from the double-digit sales increases we saw for the previous nine quarters. We would not be surprised if over the next several quarters sales growth would continue to moderate.

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

Ending occupancy increased to 90.1% at June 30, 2012 compared to 88.2% at June 30, 2011. For our comparable centers, ending occupancy increased to 90.2% at June 30, 2012 from 88.2% at June 30, 2011. We continue to expect occupancy to be up about 1.5% through the remainder of 2012. Temporary tenants, defined as those with lease terms less than or equal to a year, are not included in occupancy or leased space statistics. Temporary tenant leasing continues to be strong and as of June 30, 2012, approximately 3.9% of mall tenant space was occupied by temporary tenants, compared to 3.6% as of June 30, 2011 for our comparable centers. See “Seasonality” for occupancy and leased space statistics.

Leased space was 92.3% at June 30, 2012, compared to 90.9% at June 30, 2011. For our comparable centers, leased space was 92.2% at June 30, 2012, compared to 90.9% at June 30, 2011. The difference between leased space and occupancy is that leased space includes spaces where leases have been signed but the tenants are not yet open. Neither statistic includes temporary tenants. We view occupancy as more relevant to operating results as it represents those spaces upon which we are currently collecting rent from permanent tenants. Finally, the spread between leased space and occupied space, at 2.2% this quarter, is consistent with our history of 2% to 3% in the second quarter.

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

Rent per square foot statistics are computed using contractual rentals per the tenant lease agreements, which reflect any lease modifications, including those for rental concessions. Rent per square foot information for our comparable centers in our Consolidated Businesses and Unconsolidated Joint Ventures follows:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Average rent per square foot:
Consolidated Businesses	$47.60	$45.44	$47.18	$45.36
Unconsolidated Joint Ventures	45.94	45.20	45.13	45.14
Combined	47.07	45.36	46.52	45.30

	Trailing 12 Months Ended June 30
	2012 (1)	2011 (1)
Opening base rent per square foot:
Consolidated Businesses	$54.89	$56.64
Unconsolidated Joint Ventures	48.31	49.78
Combined	53.43	55.09
Square feet of GLA opened:
Consolidated Businesses	965,378	778,386
Unconsolidated Joint Ventures	276,756	226,149
Combined	1,242,134	1,004,535
Closing base rent per square foot:
Consolidated Businesses	$46.39	$49.02
Unconsolidated Joint Ventures	44.51	47.71
Combined	45.89	48.71
Square feet of GLA closed:
Consolidated Businesses	899,454	844,689
Unconsolidated Joint Ventures	325,444	268,348
Combined	1,224,898	1,113,037
Releasing spread per square foot:
Consolidated Businesses	$8.50	$7.62
Unconsolidated Joint Ventures	3.80	2.07
Combined	7.54	6.38

(1)	Opening and closing statistics exclude spaces greater than or equal to 10,000 square feet.

Average rent per square foot across our portfolio, including comparable centers for both consolidated and unconsolidated properties, was up 3.8% for this quarter and up 2.7% for the six month period. We continue to expect average rent per square foot for the year to be up about 3.0% for 2012. The spread between opening and closing rents may not be indicative of future periods, as this statistic is not computed on comparable tenant spaces, and can vary significantly from period to period depending on the total amount, location, and average size of tenant space opening and closing in the period.

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

	2nd Quarter 2012	1st Quarter 2012	Total 2011	4th Quarter 2011	3rd Quarter 2011	2nd Quarter 2011	1st Quarter 2011

Mall tenant sales (1)	$1,396,440	$1,354,100	$5,164,916	$1,670,378	$1,197,351	$1,182,236	$1,114,951
Revenues and gains on land sales and other nonoperating income from continuing operations:
Consolidated Businesses	179,536	169,388	646,170	187,717	158,651	150,063	149,739
Unconsolidated Joint Ventures	66,764	65,318	266,617	75,333	64,997	62,923	63,364
Occupancy:
Ending - comparable	90.2%	89.5%	90.6%	90.6%	88.5%	88.2%	87.9%
Average - comparable	90.0	89.6	88.8	90.0	88.6	88.2	88.2
Ending - all centers	90.1	89.5	90.7	90.7	88.5	88.2	87.9
Average - all centers	89.9	89.7	88.8	90.0	88.6	88.2	88.2
Leased space:
Comparable	92.2%	92.0%	92.3%	92.3%	91.4%	90.9%	90.5%
All centers	92.3	91.9	92.4	92.4	91.4	90.9	90.5

(1)	Based on reports of sales furnished by mall tenants.

Because the seasonality of sales contrasts with the generally fixed nature of minimum rents and recoveries, mall tenant occupancy costs (the sum of minimum rents, percentage rents, and expense recoveries) as a percentage of sales are considerably higher in the first three quarters than they are in the fourth quarter.

	2nd Quarter 2012	1st Quarter 2012	Total 2011	4th Quarter 2011	3rd Quarter 2011	2nd Quarter 2011	1st Quarter 2011
Consolidated Businesses:
Minimum rents	8.6%	8.7%	8.4%	6.7%	9.0%	9.0%	9.8%
Percentage rents	0.2	0.5	0.5	0.8	0.4	0.2	0.4
Expense recoveries	4.3	4.0	4.5	4.2	4.7	4.6	4.6
Mall tenant occupancy costs	13.1%	13.2%	13.4%	11.7%	14.1%	13.8%	14.8%
Unconsolidated Joint Ventures:
Minimum rents	8.5%	7.8%	7.9%	6.2%	8.4%	8.7%	8.8%
Percentage rents	0.3	0.5	0.5	0.8	0.4	0.2	0.3
Expense recoveries	4.0	3.7	3.8	3.7	4.2	3.7	4.0
Mall tenant occupancy costs	12.8%	12.0%	12.2%	10.7%	13.0%	12.6%	13.1%
Combined:
Minimum rents	8.6%	8.4%	8.2%	6.6%	8.8%	8.9%	9.4%
Percentage rents	0.2	0.5	0.5	0.8	0.4	0.2	0.4
Expense recoveries	4.2	4.0	4.3	4.0	4.5	4.3	4.4
Mall tenant occupancy costs	13.0%	12.9%	13.0%	11.4%	13.7%	13.4%	14.2%

Results of Operations

In addition to the results and trends in our operations disclosed in the preceding sections, the following sections discuss certain transactions that affected operations in the six month periods ended June 30, 2012 and June 30, 2011, or are expected to impact operations in the future.

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

In the United States, we have two projects that will begin construction in the second half of this year: two new regional malls in Sarasota, Florida and San Juan, Puerto Rico and a new outlet mall in Chesterfield, Missouri that began construction in the second quarter of 2012 (see "Liquidity and Capital Resources - Capital Spending - New Developments").

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

We expect the impact of these acquisitions to be about neutral to FFO per share in 2012, excluding approximately $4.5 million in positive adjustments for purchase accounting. The impact of these centers on net income in 2012 will also include approximately $21 million of depreciation and amortization. See “General Background and Performance Measurement – Use of Non-GAAP Measures” for the definition and discussion of NOI and FFO and see “Reconciliation of Net Income to Net Operating Income” and "Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations."

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

Taubman Asia

In December 2011, Taubman Asia acquired a controlling interest in Taubman TCBL (see "Results of Operations - Acquisitions").

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

In September 2010, we entered into agreements to provide development, leasing and management services for IFC Mall in Yeouido, Seoul, South Korea. Currently under construction, the 430,000 square foot mall will feature over 110 retailers. In 2011, we recognized the first installment of the leasing success fee for our progress at IFC Mall and expect to recognize the second installment of the fee by the end of 2012. The project is 100% leased and is expected to open in August 2012.

Financings

In June 2012, a refinancing was completed on Westfarms, an Unconsolidated Joint Venture. See "Liquidity and Capital Resources" for more information regarding this transaction and other planned financings that are expected to affect net income in 2012 and future periods.

Center Operations

The NOI of our comparable centers in the second quarter of 2012 was up 8.2% over the same period in 2011, excluding lease cancellation income, primarily due to increased rents and net recoveries. For the six months ended June 30, 2012, NOI excluding lease cancellation income was up 8.8% from the comparable period in 2011. We now estimate that NOI of our comparable centers, excluding lease cancellation income, will be up in the range of 5% to 6% in 2012. Although rent is projected to contribute to the NOI growth for the remainder of the year, we anticipate volatility and seasonality of net recoveries to reduce comparable NOI growth over the next two quarters. For the six months ended June 30, 2012, we recognized our $1.5 million share of lease cancellation income. In 2012, we continue to expect our share of lease cancellation income to be about $3 million to $5 million, although there could be some risk in this forecast. See “General Background and Performance Measurement – Use of Non-GAAP Measures” for the definition and discussion of NOI and see “Reconciliation of Net Income to Net Operating Income.”

Comparison of the Three Months Ended June 30, 2012 to the Three Months Ended June 30, 2011

The following table sets forth operating results for the three months ended June 30, 2012 and June 30, 2011, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)
	(in millions)
REVENUES:
Minimum rents	$98.9	$40.6	$83.8	$38.6
Percentage rents	2.0	1.2	1.6	0.9
Expense recoveries	62.2	23.6	54.3	22.0
Management, leasing, and development services	8.6		4.5
Other	7.7	1.4	5.4	1.5
Total revenues	$179.5	$66.8	$149.4	$62.9

EXPENSES:
Maintenance, taxes, utilities, and promotion	$48.9	$17.5	$43.8	$16.3
Other operating	19.9	4.3	15.8	3.6
Management, leasing, and development services	7.0		2.3
General and administrative	10.0		8.0
Interest expense	36.7	15.8	29.7	13.9
Depreciation and amortization (2)	36.2	9.0	34.4	9.2
Total expenses	$158.8	$46.6	$134.1	$43.1

Nonoperating income	0.1		0.7
Income from continuing operations before income tax expense and equity in income of Unconsolidated Joint Ventures	20.8	$20.2	16.0	$19.8
Income tax expense	(0.5)		—
Equity in income of Unconsolidated Joint Ventures (2)	11.2		10.9
Income from continuing operations	$31.4		$26.9
Discontinued operations (3)			(6.6)
Net income	$31.4		$20.3
Net income attributable to noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	(2.9)		(2.8)
TRG Series F preferred distributions			(0.6)
Noncontrolling share of income of TRG - from continuing operations	(8.1)		(6.5)
Noncontrolling share of loss of TRG - from discontinued operations			2.0
Distributions to participating securities of TRG	(0.4)		(0.4)
Preferred stock dividends	(3.7)		(3.7)
Net income attributable to Taubman Centers, Inc. common shareowners	$16.4		$8.3

SUPPLEMENTAL INFORMATION (4):
EBITDA – 100%	$93.7	$45.0	$81.2	$43.0
EBITDA – outside partners' share	(9.4)	(20.2)	(8.7)	(19.5)
Beneficial interest in EBITDA	$84.3	$24.8	$72.5	$23.5
Beneficial interest expense	(32.5)	(8.2)	(32.7)	(7.2)
Beneficial income tax expense	(0.5)		—
Non-real estate depreciation	(0.7)		(0.6)
Preferred dividends and distributions	(3.7)		(4.3)
Funds from Operations contribution	$47.0	$16.5	$35.0	$16.3

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

Consolidated Businesses

Total revenues for the quarter ended June 30, 2012 were $179.5 million, a $30.1 million or 20.1% increase from the comparable period in 2011. Minimum rents increased by $15.1 million primarily due to The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village, which we acquired in December 2011, and City Creek Center which opened in March 2012. Minimum rents also increased due to increases in average rent per square foot and average occupancy. Expense recoveries increased primarily due to City Creek Center, The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village and an increase in fixed CAM revenue as a result of higher occupancy. Management, leasing, and development income increased primarily due to an increase in revenue related to Taubman TCBL. Other income increased primarily due to one-time income associated with opening City Creek Center and an increase in sponsorship revenue.

Total expenses were $158.8 million, a $24.7 million or 18.4% increase from the comparable period in 2011. Maintenance, taxes, utilities, and promotion expense increased primarily due to The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village, and City Creek Center. Other operating expense increased primarily due to City Creek Center, The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village and an increase in center-related property management and maintenance costs. Management, leasing, and development costs increased primarily due to Taubman TCBL. General and administrative expense increased primarily due to increased compensation expense and professional fees. Interest expense increased primarily due to The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village and the November 2011 refinancing of the International Plaza loan at a higher interest rate. Depreciation expense increased primarily due to The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village and City Creek Center, partially offset by changes in depreciable lives of tenant allowances in connection with early terminations in 2011.

Unconsolidated Joint Ventures

Total revenues for the three months ended June 30, 2012 were $66.8 million, up $3.9 million or 6.2% over the comparable period in 2011. Minimum rents increased primarily due to increases in average occupancy and average rent per square foot. Expense recoveries increased due to increased expenses and fixed CAM revenue as a result of higher occupancy.

Total expenses increased by $3.5 million or 8.1%, to $46.6 million for the three months ended June 30, 2012. Maintenance, taxes, utilities and promotion expense increased primarily due to increased maintenance costs at certain centers. Interest expense increased due to the July 2011 refinancing of the Fair Oaks loan at a higher rate.

As a result of the foregoing, income of the Unconsolidated Joint Ventures increased by $0.4 million or 2.0% to $20.2 million for the three months ended June 30, 2012. Our equity in income of the Unconsolidated Joint Ventures was $11.2 million, a $0.3 million or 2.8% increase from the comparable period in 2011.

Net Income

Our income from continuing operations was $31.4 million for the three months ended June 30, 2012, compared to $26.9 million for the three months ended June 30, 2011. Net income was $31.4 million for the three months ended June 30, 2012 compared to $20.3 million for the three months ended June 30, 2011, with the 2011 period reflecting a $6.6 million loss from discontinued operations. After allocation of income to noncontrolling, preferred, and participating interests, the net income attributable to Taubman Centers, Inc. common shareowners for the three months ended June 30, 2012 was $16.4 million compared to $8.3 million in the comparable period in 2011.

FFO and FFO per Share

Our FFO was $63.5 million for the three months ended June 30, 2012 compared to $51.2 million for the three months ended June 30, 2011. FFO per diluted share was $0.73 in 2012 compared to $0.61 in the comparable period in 2011. See “General Background and Performance Measurement – Use of Non-GAAP Measures” for the definition of FFO and “Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations.”

Comparison of the Six Months Ended June 30, 2012 to the Six Months Ended June 30, 2011

The following table sets forth operating results for the six months ended June 30, 2012 and June 30, 2011, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)
	(in millions)
REVENUES:
Minimum rents	$192.7	$79.2	$166.6	$77.4
Percentage rents	6.5	3.4	4.9	2.3
Expense recoveries	118.7	46.3	105.7	44.2
Management, leasing, and development services	17.2		10.3
Other	13.7	3.1	11.5	2.4
Total revenues	$348.7	$132.1	$299.0	$126.3

EXPENSES:
Maintenance, taxes, utilities, and promotion	$90.6	$33.6	$84.5	$32.5
Other operating	36.2	7.9	32.9	7.4
Management, leasing, and development services	15.5		4.6
General and administrative	18.5		15.3
Interest expense	74.2	31.5	59.5	29.5
Depreciation and amortization (2)	72.7	17.6	66.4	18.6
Total expenses	$307.7	$90.6	$263.2	$88.0

Nonoperating income	0.2	—	0.8	—
Income from continuing operations before income tax expense and equity in income of Unconsolidated Joint Ventures	41.3	$41.5	36.6	$38.3
Income tax expense	(0.7)		(0.2)
Equity in income of Unconsolidated Joint Ventures (2)	23.1		21.0
Income from continuing operations	$63.6		$57.4
Discontinued operations (3)	—		(12.7)
Net income	$63.6		$44.7
Net income attributable to noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	(4.7)		(6.2)
TRG Series F preferred distributions			(1.2)
Noncontrolling share of income of TRG - from continuing operations	(16.9)		(14.1)
Noncontrolling share of loss of TRG - from discontinued operations			4.0
Distributions to participating securities of TRG	(0.8)		(0.8)
Preferred stock dividends	(7.3)		(7.3)
Net income attributable to Taubman Centers, Inc. common shareowners	$33.9		$19.1

SUPPLEMENTAL INFORMATION (4):
EBITDA – 100%	$188.1	$90.6	$164.5	$86.4
EBITDA – outside partners' share	(17.9)	(40.7)	(17.5)	(39.2)
Beneficial interest in EBITDA	$170.3	$49.9	$147.0	$47.2
Beneficial interest expense	(65.8)	(16.3)	(64.8)	(15.3)
Beneficial income tax expense	(0.7)		(0.2)
Non-real estate depreciation	(1.3)		(1.3)
Preferred dividends and distributions	(7.3)		(8.5)
Funds from Operations contribution	$95.1	$33.6	$72.1	$31.9

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

(2)
Amortization of our additional basis in the Operating Partnership included in depreciation and amortization was $2.5 million in both 2012 and 2011. Also, amortization of our additional basis included in equity in income of Unconsolidated Joint Ventures was $1.0 million in both 2012 and 2011.

(3)	Includes the operations of The Pier Shops and Regency Square.

(4)	See “General Background and Performance Measurement – Use of Non-GAAP Measures” for the definition and discussion of EBITDA and FFO.

(5)	Amounts in this table may not add due to rounding.

Consolidated Businesses

Total revenues for the six months ended June 30, 2012 were $348.7 million, a $49.7 million or 16.6% increase from the comparable period in 2011. Minimum rents increased by $26.1 million primarily due to The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village, which we acquired in December 2011 and City Creek Center, which opened in March 2012. Minimum rents also increased due to increases in average rent per square foot and average occupancy. Percentage rents increased primarily due to higher tenant sales. Expense recoveries increased primarily due to The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village, and City Creek Center, and an increase in fixed CAM revenue as a result of higher occupancy. Management, leasing, and development income increased primarily due to an increase in revenue related to Taubman TCBL and reimbursable third-party costs, partially offset by a one-time collection of past due development fees in 2011 for services provided on the Riverstone project in Songdo International Business District, Incheon, South Korea. We now expect our share of net management leasing and development income to be about $6 million in 2012. Other income increased primarily due to an increase in sponsorship revenue and income from City Creek Center.

Total expenses were $307.7 million, a $44.5 million or 16.9% increase from the comparable period in 2011. Maintenance, taxes, utilities, and promotion expense increased primarily due to The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village, and City Creek Center. Other operating expense increased primarily due to The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village and City Creek Center, an increase in center-related property management costs offset by a reduction in bad debt and pre-development costs. In 2012, we continue to expect our share of pre-development expenses, including both U.S. and Asia, to be about $21 million. Management, leasing, and development costs increased primarily due to increased costs relating to Taubman TCBL and reimbursable third-party costs. General and administrative expense increased primarily due to increased compensation expense and professional fees. We expect general and administrative expense to be somewhat over $9 million each quarter for the remainder of the year. Interest expense increased primarily due to The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village and the November 2011 refinancing of the International Plaza loan at a higher interest rate. Interest expense was also impacted by the July 2011 refinancing of our primary line of credit at a higher rate. Depreciation expense increased primarily due to The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village, and City Creek Center, partially offset by changes in depreciable lives of tenant allowances in connection with early terminations in 2011.

Unconsolidated Joint Ventures

Total revenues for the six months ended June 30, 2012 were $132.1 million, up $5.8 million or 4.6% over the comparable period in 2011. Minimum rents increased primarily due to increases in average occupancy and average rent per square foot. Percentage rents increased primarily due to higher tenant sales. Expense recoveries increased due to an increase in fixed CAM revenue as a result of higher occupancy and increased expenses chargeable to net CAM tenants.

Total expenses increased by $2.6 million or 3.0%, to $90.6 million for the six months ended June 30, 2012. Maintenance, taxes, utilities and promotion expense increased primarily due to increased maintenance costs at certain centers. Interest expense increased primarily due to the July 2011 refinancing of the Fair Oaks loan at a higher rate.

As a result of the foregoing, income of the Unconsolidated Joint Ventures increased by $3.2 million or 8.4% to $41.5 million for the six months ended June 30, 2012. Our equity in income of the Unconsolidated Joint Ventures was $ 23.1 million, a $2.1 million or 10.0% increase from the comparable period in 2011.

Net Income

Our income from continuing operations was $63.6 million for the six months ended June 30, 2012, compared to $57.4 million for the six months ended June 30, 2011. Net income was $63.6 million for the six months ended June 30, 2012 compared to $44.7 million for the six months ended June 30, 2011, with the 2011 period reflecting a $12.7 million loss from discontinued operations. After allocation of income to noncontrolling, preferred, and participating interests, the net income attributable to Taubman Centers, Inc. common shareowners for the six months ended June 30, 2012 was $33.9 million compared to $19.1 million in the comparable period in 2011.

FFO and FFO per Share

Our FFO was $128.7 million for the six months ended June 30, 2012 compared to $104.0 million for the six months ended June 30, 2011. FFO per diluted share was $1.47 in 2012 compared to $1.24 in the comparable period in 2011. See “General Background and Performance Measurement – Use of Non-GAAP Measures” for the definition of FFO and “Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations.”

Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations

	Three Months Ended June 30
	2012			2011
	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit
Net income attributable to TCO common shareowners – basic	$16.4	58,789,737	$0.28	$8.3	56,186,216	$0.15
Add impact of share-based compensation	0.1	1,411,648		0.1	1,583,249
Net income attributable to TCO common shareowners – diluted	$16.5	60,201,385	$0.27	$8.4	57,769,465	$0.15
Add depreciation of TCO’s additional basis	1.7		0.03	1.7		0.03
Net income attributable to TCO common shareowners, excluding step-up depreciation	$18.2	60,201,385	$0.30	$10.2	57,769,465	$0.18
Add:
Noncontrolling share of income of TRG - continuing operations	8.1	26,439,387		6.5	25,158,886
Noncontrolling share of loss of TRG - discontinued operations				(2.0)
Distributions to participating securities	0.4	871,262		0.4	871,262
Net income attributable to partnership unitholders and participating securities	$26.7	87,512,034	$0.31	$15.0	83,799,613	$0.18
Add (less) depreciation and amortization (1):
Consolidated businesses at 100% - continuing operations	36.2		0.41	34.4		0.41
Consolidated businesses at 100% - discontinued operations				1.9		0.02
Depreciation of TCO’s additional basis	(1.7)		(0.02)	(1.7)		(0.02)
Noncontrolling partners in consolidated joint ventures	(2.3)		(0.03)	(3.1)		(0.04)
Share of Unconsolidated Joint Ventures	5.4		0.06	5.4		0.06
Non-real estate depreciation	(0.7)		(0.01)	(0.6)		(0.01)
Less impact of share-based compensation	(0.1)		—	(0.1)		—
Funds from Operations	$63.5	87,512,034	$0.73	$51.2	83,799,613	$0.61
TCO's average ownership percentage of TRG	69.0%			69.1%
Funds from Operations attributable to TCO	$43.8		$0.73	$35.4		$0.61

Funds from Operations				$51.2	83,799,613	$0.61
The Pier Shops' and Regency Square's negative FFO				4.7		0.06
Funds from Operations, excluding The Pier Shops and Regency Square				$55.9	83,799,613	$0.67
TCO's average ownership percentage of TRG				69.1%
Funds from Operations attributable to TCO, excluding The Pier Shops and Regency Square				$38.6		$0.67

(1)	Depreciation includes $5.2 million and $4.2 million of mall tenant allowance amortization for the three months ended June 30, 2012 and 2011, respectively.

(2)	Amounts in this table may not recalculate due to rounding.

Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations

	Six Months Ended June 30
	2012			2011
	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit
Net income attributable to TCO common shareowners – basic	$33.9	58,518,442	$0.58	$19.1	55,875,329	$0.34
Add impact of share-based compensation	0.3	1,536,180		0.2	1,507,547
Net income attributable to TCO common shareowners – diluted	$34.2	60,054,622	$0.57	$19.2	57,382,876	$0.34
Add depreciation of TCO’s additional basis	3.4		0.06	3.4		0.06
Net income attributable to TCO common shareowners, excluding step-up depreciation	$37.6	60,054,622	$0.63	$22.7	57,376,876	$0.40
Add:
Noncontrolling share of income of TRG - continuing operations	16.9	26,459,564		14.1	25,286,721
Noncontrolling share of loss of TRG - discontinued operations				(4.0)
Distributions to participating securities	0.8	871,262		0.8	871,262
Net income attributable to partnership unitholders and participating securities	$55.3	87,385,448	$0.63	$33.6	83,534,859	$0.40
Add (less) depreciation and amortization (1):
Consolidated businesses at 100% - continuing operations	72.7		0.83	66.4		0.80
Consolidated businesses at 100% - discontinued operations				3.7		0.04
Depreciation of TCO’s additional basis	(3.4)		(0.04)	(3.4)		(0.04)
Noncontrolling partners in consolidated joint ventures	(4.8)		(0.05)	(5.7)		(0.07)
Share of Unconsolidated Joint Ventures	10.5		0.12	10.9		0.13
Non-real estate depreciation	(1.3)		(0.01)	(1.3)		(0.02)
Less impact of share-based compensation	(0.3)		—	(0.2)		—
Funds from Operations	$128.7	87,385,448	$1.47	$104.0	83,534,859	$1.24
TCO's average ownership percentage of TRG	68.9%			68.8%
Funds from Operations attributable to TCO	$88.6		$1.47	$71.6		$1.24

Funds from Operations				$104.0	83,534,859	$1.24
The Pier Shops' and Regency Square's negative FFO				9.0		0.11
Funds from Operations, excluding The Pier Shops and Regency Square				$113.0	83,534,859	$1.35
TCO's average ownership percentage of TRG				68.8%
Funds from Operations attributable to TCO, excluding The Pier Shops and Regency Square				$77.8		$1.35

(1)	Depreciation includes $10.1 million and $8.4 million of mall tenant allowance amortization for the six months ended June 30, 2012 and 2011, respectively.

(2)	Amounts in this table may not recalculate due to rounding.

Reconciliation of Net Income to Beneficial Interest in EBITDA

	Three Months Ended June 30		Six Months Ended June 30
	(in millions)
	2012	2011	2012	2011
Net income	$31.4	$20.3	$63.6	$44.7

Add (less) depreciation and amortization:
Consolidated businesses at 100% - continuing operations	36.2	34.4	72.7	66.4
Consolidated businesses at 100% - discontinued operations		1.9		3.7
Noncontrolling partners in consolidated joint ventures	(2.3)	(3.1)	(4.8)	(5.7)
Share of Unconsolidated Joint Ventures	5.4	5.4	10.5	10.9

Add (less) interest expense and income tax expense:
Interest expense:
Consolidated businesses at 100% - continuing operations	36.7	29.7	74.2	59.5
Consolidated businesses at 100% - discontinued operations		5.8		11.0
Noncontrolling partners in consolidated joint ventures	(4.2)	(2.7)	(8.4)	(5.6)
Share of Unconsolidated Joint Ventures	8.2	7.2	16.3	15.3
Share of income tax expense	0.5	—	0.7	0.2

Less noncontrolling share of income of consolidated joint ventures	(2.9)	(2.8)	(4.7)	(6.2)

Beneficial interest in EBITDA	$109.0	$96.0	$220.1	$194.2

TCO's average ownership percentage of TRG	69.0%	69.1%	68.9%	68.8%

Beneficial interest in EBITDA attributable to TCO	$75.3	$66.3	$151.6	$133.7

(1)	Amounts in this table may not add due to rounding.

Reconciliation of Net Income to Net Operating Income

	Three Months Ended June 30		Six Months Ended June 30
	(in millions)
	2012	2011	2012	2011
Net income	$31.4	$20.3	$63.6	$44.7
Add (less) depreciation and amortization:
Consolidated businesses at 100% - continuing operations	36.2	34.4	72.7	66.4
Consolidated businesses at 100% - discontinued operations		1.9		3.7
Noncontrolling partners in consolidated joint ventures	(2.3)	(3.1)	(4.8)	(5.7)
Share of Unconsolidated Joint Ventures	5.4	5.4	10.5	10.9
Add (less) interest expense and income tax expense:
Interest expense:
Consolidated businesses at 100% - continuing operations	36.7	29.7	74.2	59.5
Consolidated businesses at 100% - discontinued operations		5.8		11.0
Noncontrolling partners in consolidated joint ventures	(4.2)	(2.7)	(8.4)	(5.6)
Share of Unconsolidated Joint Ventures	8.2	7.2	16.3	15.3
Share of income tax expense	0.5	—	0.7	0.2
Less noncontrolling share of income of consolidated joint ventures	(2.9)	(2.8)	(4.7)	(6.2)
Add EBITDA attributable to outside partners:
EBITDA attributable to noncontrolling partners in consolidated joint ventures	9.4	8.7	17.9	17.5
EBITDA attributable to outside partners in Unconsolidated Joint Ventures	20.2	19.5	40.7	39.2
EBITDA at 100%	$138.7	$124.2	$278.7	$250.9
Add (less) items excluded from shopping center Net Operating Income:
General and administrative expenses	10.0	8.0	18.5	15.3
Management, leasing, and development services, net	(1.6)	(2.2)	(1.7)	(5.7)
Gain on sale of peripheral land		(0.5)		(0.5)
Interest income	(0.1)	(0.2)	(0.2)	(0.3)
Straight-line rents	(1.8)	(0.3)	(2.5)	(0.5)
Non-center specific operating expenses and other	8.5	7.5	15.4	14.8
Net Operating Income at 100% - all centers	$153.8	$136.6	$308.2	$273.9
Less - Net Operating Income of non-comparable centers (1)	(7.0)	(1.1)	(12.8)	(1.9)
Net Operating Income at 100% - comparable centers	146.7	135.5	295.4	272.1
Lease cancellation income	(1.0)	(0.8)	(1.9)	(2.2)
Net Operating Income at 100% excluding lease cancellation income (2)	$145.8	$134.7	$293.5	$269.9

(1)	Includes City Creek Center, The Mall at Green Hills, The Gardens on El Paseo, and El Paseo Village in 2012. Includes The Pier Shops and Regency Square in 2011.

(2)
See "General Background and Performance Measurement - Use of Non-GAAP Measures" for a discussion of the use and utility of Net Operating Income excluding lease cancellation income as a performance measure.

(3)	Amounts in this table may not recalculate due to rounding.

Liquidity and Capital Resources

Our internally generated funds and distributions from operating centers and other investing activities, augmented by use of our existing lines of credit, provide resources to maintain our current operations and assets and pay dividends. Generally, our need to access the capital markets is limited to refinancing debt obligations at or near maturity and funding major capital investments. From time to time, we also may access the equity markets to raise additional funds or refinance existing obligations on a strategic basis. See “Capital Spending” for more details. Market conditions may limit our sources of funds for these financing activities and our ability to refinance our debt obligations at present principal amounts, interest rates, and other terms.

We are financed with property-specific secured debt and we have three unencumbered center properties (Willow Bend, Stamford Town Center - a 50% owned Unconsolidated Joint Venture property, and City Creek Center).

As of June 30, 2012, we had a consolidated cash balance of $45.2 million. We also have secured lines of credit of $650 million and $65 million, as of June 30, 2012. The availability under these facilities as of June 30, 2012, after considering then outstanding loan balances and outstanding letters of credit, was $404.0 million. Thirteen banks participate in our $650 million line of credit and the failure of one bank to fund a draw on our line does not negate the obligation of the other banks to fund their pro-rata shares.

In June 2012, a 10-year, $320 million non-recourse refinancing was completed on Westfarms, a 79% owned Unconsolidated Joint Venture.  The payments on the loan, which bears interest at an all-in fixed rate of 4.53%, are based on amortizing principal over 30 years.  The existing $179.4 million, 6.10% fixed rate loan was paid off and our $110 million share of excess proceeds was used to pay down our revolving lines of credit.

We also expect to refinance our loans on Sunvalley, a 50% owned Unconsolidated Joint Venture. We expect to refinance the $115 million Sunvalley loan, $57.5 million at our beneficial share, in the third quarter of 2012. The loan matures in November 2012 and is prepayable without penalty beginning in August 2012. Currently the loan is fixed at 5.67%. At current rates, we would expect to refinance this loan at about 4.5%. The $30 million Taubman Land Associates (Sunvalley entity) loan, $15 million at our beneficial share, also matures in November 2012 and is prepayable without penalty at any time in August 2012. We expect to refinance this loan in the fourth quarter of 2012. Currently the loan is swapped to an effective rate of 5.95% until maturity. At current rates, we would expect to refinance this loan at about 4%. Collectively, our share of excess proceeds on these loans is expected to be approximately $36 million.

We have a commitment with two insurance companies to refinance the loan at The Mall at Millenia, a 50% Unconsolidated Joint Venture.  In October 2012, we expect to defease the existing $197.8 million, $98.9 million at our beneficial share, 5.46% fixed rate loan which matures in April 2013.  We expect to incur defeasance charges of approximately $3.2 million, $1.6 million at our beneficial share.  The new 12-year, non-recourse, $350 million loan, $175 million at our beneficial share, will bear interest at a 4.0% fixed rate. We expect our share of excess proceeds on this loan to be approximately $73.5 million.

Summaries of Capital Activities and Transactions for the Six Months Ended June 30, 2012 and 2011

Operating Activities

Our net cash provided by operating activities was $145.6 million in 2012, compared to $124.6 million in 2011. See also “Results of Operations” for descriptions of 2012 and 2011 transactions affecting operating cash flows.

Investing Activities

Net cash provided by investing activities was $288.0 million in 2012, compared to $25.3 million used in investing activities in 2011. Additions to properties in 2012 related primarily to the $75 million paid upon the opening of City Creek Center, costs of the new centers under development, tenant improvements at existing centers, and other capital items. Additions to properties in 2011 related primarily to the purchase of the space vacated by Saks Fifth Avenue at Cherry Creek Shopping Center, tenant improvements at existing centers and other capital items. A tabular presentation of 2012 capital spending is shown in “Capital Spending.” Net proceeds from the sales of peripheral land were $3.7 million in 2011. There were no land sales in 2012. The timing of land sales is variable and proceeds from land sales can vary significantly from period to period. Repayments of notes receivable were $5.3 million and $0.8 million in 2012 and 2011, respectively. The amount in 2012 included the $5.1 million that was repaid by the joint venture partners at Westfarms related to their share of the litigation charges, which were paid in 2009. Restricted cash in 2012 was used to repay the $281.5 million of installment notes that were issued as part of the consideration for the acquired centers in 2011 (see "Results of Operations - Acquisitions").

Sources of cash used in funding these investing activities other than cash flows from operating activities included distributions from Unconsolidated Joint Ventures. Distributions in excess of income from Unconsolidated Joint Ventures provided $114.3 million in 2012, compared to $7.6 million in 2011. The amount in 2012 included $110 million of excess proceeds from the Westfarms refinancing which was used to pay down our revolving lines of credit.

Financing Activities

Net cash used in financing activities was $412.4 million in 2012 compared to $101.9 million in 2011. Payments of debt were $24.8 million in 2012. Payments of debt and issuance costs were $152.5 million in 2011. Installment notes issued in connection with the acquisitions of centers in 2011 were repaid in February 2012. In 2011, $111.9 million was received from issuing new shares of common stock, net of offering costs. In 2012, $10.1 million was paid in connection with incentive plans, compared to $2.0 million in 2011. Contributions from noncontrolling interests were $0.2 million in 2012 compared to $31.7 million in 2011, which included contributions to fund the paydown of the International Plaza loan and the purchase of the space vacated by Saks Fifth Avenue at Cherry Creek. Total dividends and distributions paid were $96.2 million and $91.0 million in 2012 and 2011, respectively.

Beneficial Interest in Debt

At June 30, 2012, the Operating Partnership's debt and its beneficial interest in the debt of its Consolidated Businesses and Unconsolidated Joint Ventures totaled $3,195.6 million, with an average interest rate of 4.89% excluding amortization of debt issuance costs and interest rate hedging costs. These costs are reported as interest expense in the results of operations. Interest expense includes non-cash amortization of premiums relating to acquisitions. On an annualized basis, this amortization of acquisition premiums is equal to 0.11% of the average all-in rate. Beneficial interest in debt includes debt used to fund development and expansion costs. Beneficial interest in construction work in progress totaled $71.1 million as of June 30, 2012, which includes $15.5 million of assets on which interest is being capitalized. The following table presents information about our beneficial interest in debt as of June 30, 2012:

	Amount	Interest Rate Including Spread
	(in millions)
Fixed rate debt	$2,611.5	5.27%	(1)
Floating rate debt:
Swapped through October 2012	15.0	5.95%
Swapped through April 2018	137.5	4.10%
Swapped through August 2020	124.5	4.99%
	$277.0	4.60%	(1)

Floating month to month	307.1	1.92%	(1)
Total floating rate debt	$584.1	3.19%	(1)

Total beneficial interest in debt	$3,195.6	4.89%	(1)

Amortization of financing costs (2)		0.18%
Average all-in rate		5.07%

(1)	Represents weighted average interest rate before amortization of financing costs.

(2)	Financing costs include debt issuance costs and costs related to interest rate agreements of certain fixed rate debt.

(3)	Amounts in table may not add due to rounding.

Sensitivity Analysis

We have exposure to interest rate risk on our debt obligations and interest rate instruments. We use derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. We routinely use cap, swap, and treasury lock agreements to meet these objectives. Based on the Operating Partnership's beneficial interest in floating rate debt in effect at June 30, 2012, a one percent increase in interest rates on this floating rate debt would decrease cash flows and annual earnings by approximately $3.1 million, while a one percent decrease in interest rates (or to zero percent for LIBOR rates that are below one percent) would increase cash flows and annual earnings by $0.7 million. Based on our consolidated debt and interest rates in effect at June 30, 2012, a one percent increase in interest rates would decrease the fair value of debt by approximately $84.8 million, while a one percent decrease in interest rates would increase the fair value of debt by approximately $89.2 million.

Loan Commitments and Guarantees

Certain loan agreements contain various restrictive covenants, including a minimum net worth requirement, a maximum leverage ratio, minimum interest coverage ratios, a minimum debt yield ratio, a maximum payout ratio on distributions, and a minimum fixed charges coverage ratio, the latter being the most restrictive. We are in compliance with all of our covenants and loan obligations at June 30, 2012. The maximum payout ratio on distributions covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain our tax status, pay preferred distributions, and for distributions related to the sale of certain assets. See “Note 5 – Beneficial Interest in Debt and Interest Expense – Debt Covenants and Guarantees” to our consolidated financial statements for more details on loan guarantees.

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

In the United States, we have two projects that will begin construction in the second half of this year: two new regional malls in Sarasota, Florida and San Juan, Puerto Rico and a new outlet mall in Chesterfield, Missouri that began construction in the second quarter of 2012. Internally generated funds, excess proceeds from refinancings of maturing debt obligations, and borrowings under our lines of credit would be sufficient to finance these projects, but we also expect construction loan financing to be available.

In Sarasota, the zoning is complete for The Mall at University Town Center. We have finalized our agreements with the landowner, and we will each own and fund 50% of the project. We will be responsible for management, leasing and development of the center. The nearly 900,000 square foot center will be anchored by Saks Fifth Avenue, Macy's and Dillard's. We expect to begin construction in November 2012, with an opening in October 2014. We expect an 8% to 8.5% unlevered return on our share of the approximately $315 million total project cost.

We are also ready to begin construction on The Mall of San Juan in San Juan, Puerto Rico. The 640,000 square foot center will be anchored by the island's first Nordstrom and Saks Fifth Avenue. In July 2012, we closed on the purchase of the land. Sitework is set to begin in August 2012, and we are targeting a fall 2014 opening. We will own 80% of the center and expect to loan our partner up to 50% of their required capital contribution. The casino and hotel being developed by the landowner will connect to and are expected to open with the center. We are expecting an 8% to 8.5% unlevered return on our share of the approximately $405 million center project cost.

Taubman Prestige Outlets Chesterfield, our project in the St. Louis market, is on schedule. In July 2012, we closed on the purchase of the land and secured our final Site Improvement Plan approval, the culmination of a year-long intensive process which includes receiving many sequential approvals. We now have all of our necessary local, state and federal approvals to build the shopping center and have begun construction. The 450,000 square foot open-air outlet shopping center will feature more than 100 stores and is expected to open in October 2013. We expect an 8% to 8.5% unlevered return on our 90% share of the approximately $150 million total project cost.

In Asia, we are waiting for government approval of our joint venture agreement for our first project in China. The project is located in a second-tier city in central China with over eight million people. We intend to partner with a leading Chinese department store and a local developer. We will be responsible for programming and planning the center, and we will be leading the leasing effort. The center will be part of a large mixed-use project expected to be over five million square feet. We will be investing in the retail portion only, which will be over one million square feet with over half of that in mall specialty stores and expect to open in the third quarter of 2015. We are hopeful we will be in a position to announce the name and location of the center in the near future. Our anticipated investment will be somewhat over $100 million for a 30% equity interest in the retail portion of the project. We are expecting a 6% unlevered return at stabilization. With assumed growth rates in excess of 10%, the unlevered internal rate of return is expected to be comparable to our projects in the U.S., in the mid to high teens.

Later this year, we expect to announce a similar project in another second-tier city in central China. This project would partner with the same leading Chinese department store and a different local developer, and would have similar roles for our Company. This would be a stand-alone retail project of over one million square feet, with over half of the space devoted to specialty stores. We expect our equity ownership, size of the investment, the anticipated unlevered returns, and the growth rates will all be similar to the first project.

We continue to work on a number of projects in Korea, and are hopeful to be in a position to announce one of them this year.

2012 Capital Spending

Capital spending for routine maintenance of the shopping centers is generally recovered from tenants. Capital spending through June 30, 2012, is summarized in the following table:

	2012 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
New development projects (2)	$86.1	$85.6
Existing centers:
Projects with no incremental GLA and other	2.5	1.9	$1.7	$0.9
Mall tenant allowances	15.7	15.6	2.4	1.1
Asset replacement costs recoverable from tenants	8.7	7.8	1.3	0.7
Corporate office improvements, technology, equipment, and other	0.5	0.5
Total	$113.4	$111.4	$5.3	$2.6

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

(2)	Includes the $75 million paid at opening of City Creek Center and costs related to our Sarasota, Florida; San Juan, Puerto Rico; and Chesterfield, Missouri projects.

(3)	Amounts in this table may not add due to rounding.

For the six months ended June 30, 2012, in addition to the costs above, we incurred our $2.7 million share of Consolidated Businesses’ and $0.8 million share of Unconsolidated Joint Ventures’ capitalized leasing costs.

The following table presents a reconciliation of the Consolidated Businesses’ capital spending shown above (on an accrual basis) to additions to properties (on a cash basis) as presented in our Consolidated Statement of Cash Flows for the six months ended June 30, 2012:

(in millions)
Consolidated Businesses’ capital spending	$113.4
Differences between cash and accrual basis	5.2
Additions to properties	$118.6

Planned 2012 Capital Spending

The following table summarizes planned capital spending for 2012, including actual spending through June 30, 2012 and anticipated spending for the remainder of the year:

	2012 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
New development projects (2)	$174.1	$159.7	$93.8	$46.9
Existing centers:
Projects with incremental GLA or anchor replacement	8.8	8.8
Projects with no incremental GLA and other	10.4	7.2	3.8	1.9
Mall tenant allowances	34.6	33.4	8.7	4.7
Asset replacement costs recoverable from tenants	25.0	23.4	17.7	9.6
Corporate office improvements, technology, equipment, and other	2.7	2.7
Total	$255.6	$235.2	$123.9	$63.2

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

(2)	Includes the $75 million paid at opening of City Creek Center and costs related to our Sarasota, Florida; San Juan, Puerto Rico; and Chesterfield, Missouri projects.

(3)	Amounts in this table may not add due to rounding.

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

On June 7, 2012, we declared a quarterly dividend of $0.4625 per common share, $0.50 per share on our 8% Series G Preferred Stock, and $0.4765625 on our 7.625% Series H Preferred Stock, all of which were paid on June 29, 2012 to shareowners of record on June 18, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in this report at Item 2 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sensitivity Analysis.”

Item 4.	Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to “Note 9 – Commitments and Contingencies” to our consolidated financial statements relating to the restaurant owners at The Pier Shops litigation. There were no material developments regarding these matters during the quarter ended June 30, 2012.

Item 1 A.	Risk Factors

There were no material changes in our risk factors previously disclosed in Part I, Item 1A. of our Form 10-K for the year ended December 31, 2011.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
4.1	Substitution of Agent and Second Amendment to Third Amended and Restated Secured Revolving Credit Agreement					X
4.2	Form of Substitution of Agent and Confirmatory Assignment of Mortgage					X
12	Statement Re: Computation of Taubman Centers, Inc. Ratio of Earnings to Combined Fixed Charges and Preferred Dividends					X
31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
99	Debt Maturity Schedule					X
*101.INS	XBRL Instance Document					X
*101.SCH	XBRL Taxonomy Extension Schema Document					X
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

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

TAUBMAN CENTERS, INC.
Date:	July 30, 2012	By: /s/ Lisa A. Payne
Lisa A. Payne
Vice Chairman, Chief Financial Officer, and Director (Principal Financial Officer)