Form 10-Q
period 2012-09-30
TAUBMAN CENTERS INC
filed 2012-10-29
CIK 890319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2012
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

☐ Yes ☒ No

As of October 26, 2012 there were outstanding 61,698,846 shares of the Company's common stock, par value $0.01 per share.

TAUBMAN CENTERS, INC.

TAUBMAN CENTERS, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	September 30 2012	December 31 2011
Assets:
Properties	$4,202,022	$4,020,954
Accumulated depreciation and amortization	(1,361,527)	(1,271,943)
	$2,840,495	$2,749,011
Investment in Unconsolidated Joint Ventures (Note 4)	122,151	75,582
Cash and cash equivalents	29,296	24,033
Restricted cash (Notes 2 and 5)	4,611	295,318
Accounts and notes receivable, less allowance for doubtful accounts of $4,308 and $3,303 in 2012 and 2011	42,135	59,990
Accounts receivable from related parties	1,817	1,418
Deferred charges and other assets (Note 2)	112,234	131,440
Total Assets	$3,152,739	$3,336,792

Liabilities:
Mortgage notes payable (Note 5)	$2,654,687	$2,864,135
Installment notes (Notes 2 and 5)		281,467
Accounts payable and accrued liabilities	267,147	255,146
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures (Note 4)	317,031	192,257
	$3,238,865	$3,593,005
Commitments and contingencies (Notes 2, 5, 7, 8, 9, and 10)

Redeemable noncontrolling interests (Note 7)	$81,434	$84,235

Equity:
Taubman Centers, Inc. Shareowners’ Equity:
Series B Non-Participating Convertible Preferred Stock, $0.001 par and liquidation value, 40,000,000 shares authorized, 26,403,158 and 26,461,958 shares issued and outstanding at September 30, 2012 and December 31, 2011	$26	$26
Series G Cumulative Redeemable Preferred Stock, 4,000,000 shares authorized, no par, $100 million liquidation preference, 4,000,000 shares issued and outstanding at December 31, 2011. No shares outstanding or authorized at September 30, 2012 (Note 6)

Series H Cumulative Redeemable Preferred Stock, 3,480,000 shares authorized, no par, $87 million liquidation preference, 3,480,000 shares issued and outstanding at December 31, 2011. No shares outstanding or authorized at September 30, 2012 (Note 6)

Series J Cumulative Redeemable Preferred Stock, 7,700,000 shares authorized, no par, $192.5 million liquidation preference, 7,700,000 shares issued and outstanding at September 30, 2012 (Note 6)
Common Stock, $0.01 par value, 250,000,000 shares authorized, 61,698,618 and 58,022,475 shares issued and outstanding at September 30, 2012 and December 31, 2011	617	580
Additional paid-in capital	826,594	673,923
Accumulated other comprehensive loss	(31,407)	(27,613)
Dividends in excess of net income	(890,426)	(863,040)
	$(94,596)	$(216,124)
Noncontrolling interests (Note 7)	(72,964)	(124,324)
	$(167,560)	$(340,448)
Total Liabilities and Equity	$3,152,739	$3,336,792

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Revenues:
Minimum rents	$99,564	$84,929	$292,248	$251,569
Percentage rents	6,315	4,737	12,767	9,591
Expense recoveries	66,633	57,231	185,325	162,936
Management, leasing, and development services	10,234	5,083	27,441	15,423
Other	6,793	6,575	20,487	18,077
	$189,539	$158,555	$538,268	$457,596
Expenses:
Maintenance, taxes, utilities, and promotion	$53,253	$45,200	$143,854	$129,712
Other operating	16,128	15,255	52,360	48,138
Management, leasing, and development services	6,165	2,889	21,674	7,492
General and administrative	9,571	7,709	28,021	22,998
Acquisition costs		1,681		1,681
Interest expense	34,943	30,064	109,146	89,529
Depreciation and amortization	36,414	33,054	109,083	99,503
	$156,474	$135,852	$464,138	$399,053
Nonoperating income	56	96	251	857
Income from continuing operations before income tax expense and equity in income of Unconsolidated Joint Ventures	$33,121	$22,799	$74,381	$59,400
Income tax expense (Note 3)	(732)	(208)	(1,438)	(413)
Equity in income of Unconsolidated Joint Ventures (Note 4)	12,672	10,958	35,743	31,990
Income from continuing operations	$45,061	$33,549	$108,686	$90,977
Loss from discontinued operations (Note 2)		(11,681)		(24,375)
Net income	$45,061	$21,868	$108,686	$66,602
Income from continuing operations attributable to noncontrolling interests (Note 7)	(12,295)	(12,906)	(33,893)	(34,455)
Loss from discontinued operations attributable to noncontrolling interests (Note 7)		3,539		7,493
Net income attributable to Taubman Centers, Inc.	$32,766	$12,501	$74,793	$39,640
Distributions to participating securities of TRG (Note 9)	(403)	(382)	(1,209)	(1,144)
Preferred stock dividends (Note 6)	(10,663)	(3,658)	(17,980)	(10,975)
Net income attributable to Taubman Centers, Inc. common shareowners	$21,700	$8,461	$55,604	$27,521

Net income	$45,061	$21,868	$108,686	$66,602
Other comprehensive income:
Unrealized loss on interest rate instruments and other	(1,822)	(19,253)	(6,260)	(19,591)
Reclassification adjustment for amounts recognized in net income	151	245	641	970
	$(1,671)	$(19,008)	$(5,619)	$(18,621)
Comprehensive income	$43,390	$2,860	$103,067	$47,981
Comprehensive income attributable to noncontrolling interests	(11,834)	(3,210)	(32,111)	(20,981)
Comprehensive income (loss) attributable to Taubman Centers, Inc.	$31,556	$(350)	$70,956	$27,000

Basic earnings per common share (Note 11):
Continuing operations	$0.36	$0.29	$0.94	$0.79
Discontinued operations		(0.14)		(0.30)
Total basic earnings per common share	$0.36	$0.15	$0.94	$0.49

Diluted earnings per common share (Note 11):
Continuing operations	$0.35	$0.28	$0.92	$0.77
Discontinued operations		(0.14)		(0.29)
Total diluted earnings per common share	$0.35	$0.14	$0.92	$0.48

Cash dividends declared per common share	$0.4625	$0.4375	$1.3875	$1.3125

Weighted average number of common shares outstanding – basic	60,571,612	57,890,006	59,207,828	56,554,268

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(in thousands, except share data)

	Taubman Centers, Inc. Shareowners’ Equity
	Preferred Stock		Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Dividends in Excess of Net Income	Non-Redeemable Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2011	33,713,126	$26	54,696,054	$547	$589,881	$(14,925)	$(939,290)	$(164,150)	$(527,911)
Issuance of common stock, net of offering costs			2,012,500	20	111,936				111,956
Issuance of stock pursuant to Continuing Offer (Notes 9 and 10)	(1,092,690)	(1)	1,092,766	11	(10)
Share-based compensation under employee and director benefit plans (Note 9)			90,017	1	5,704				5,705
Adjustments of noncontrolling interests (Note 7)					(40,773)	490		40,283
Contributions from noncontrolling interests (excludes $473 of contributions from redeemable noncontrolling interests) (Note 7)								31,417	31,417
Dividend equivalents (Note 9)							(82)		(82)
Dividends and distributions							(86,392)	(51,033)	(137,425)
Net income (excludes $473 of net loss attributable to redeemable noncontrolling interests) (Note 7)							39,640	27,435	67,075
Other comprehensive income (Note 8):
Unrealized loss on interest rate instruments and other						(13,315)		(6,276)	(19,591)
Reclassification adjustment for amounts recognized in net income						675		295	970
Balance, September 30, 2011	32,620,436	$25	57,891,337	$579	$666,738	$(27,075)	$(986,124)	$(122,029)	$(467,886)

Balance, January 1, 2012	33,941,958	$26	58,022,475	$580	$673,923	$(27,613)	$(863,040)	$(124,324)	$(340,448)
Issuance of common stock, net of offering costs (Note 6)			2,875,000	29	208,910				208,939
Issuance of stock pursuant to Continuing Offer (Notes 9 and 10)	(56,900)		56,902	1	(1)
Issuance of Series J Preferred Stock, net of offering costs (Note 6)	7,700,000				186,215				186,215
Redemptions of Series G and H Preferred Stock (Note 6)	(7,480,000)				(180,588)				(180,588)
Share-based compensation under employee and director benefit plans (Note 9)			744,241	7	(504)				(497)
Tax impact of share-based compensation (Note 3)					766				766
Adjustments of noncontrolling interests (Note 7)	(1,900)				(62,127)	43		61,499	(585)
Contributions from noncontrolling interests (excludes $231 of contributions from redeemable noncontrolling interests) (Note 7)								3,924	3,924
Dividend equivalents (Note 9)							(103)		(103)
Dividends and distributions (excludes $1,846 of distributions attributable to redeemable noncontrolling interests) (Note 7)							(102,076)	(47,840)	(149,916)
Net income (excludes $1,584 of net loss attributable to redeemable noncontrolling interests) (Note 7)							74,793	35,477	110,270
Other comprehensive income (Note 8):
Unrealized loss on interest rate instruments and other (excludes $82 of other comprehensive loss attributable to redeemable noncontrolling interests) (Note 7)						(4,286)		(1,892)	(6,178)
Reclassification adjustment for amounts recognized in net income						449		192	641
Balance, September 30, 2012	34,103,158	$26	61,698,618	$617	$826,594	$(31,407)	$(890,426)	$(72,964)	$(167,560)

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30
	2012	2011
Cash Flows From Operating Activities:
Net income	$108,686	$66,602
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization - continuing operations	109,083	99,503
Depreciation and amortization - discontinued operations		9,030
Provision for bad debts	1,974	5,262
Gain on sale of land		(519)
Other	8,786	10,055
Increase (decrease) in cash attributable to changes in assets and liabilities:
Receivables, restricted cash, deferred charges, and other assets	(678)	(4,211)
Accounts payable and other liabilities	17,089	9,902
Net Cash Provided By Operating Activities	$244,940	$195,624

Cash Flows From Investing Activities:
Additions to properties	$(201,916)	$(54,052)
Proceeds from sale of land		3,728
Repayments of notes receivable	5,802	1,167
Release of restricted cash	289,389
Loan to TCBL Inc. (Note 2)		(10,180)
Contributions to Unconsolidated Joint Ventures	(2,656)	(653)
Investments in Asia Unconsolidated Joint Ventures (Note 2)	(46,254)	(20,882)
Distributions from Unconsolidated Joint Ventures in excess of income	145,383	20,509
Net Cash Provided By (Used In) Investing Activities	$189,748	$(60,363)

Cash Flows From Financing Activities:
Debt payments	$(204,693)	$(129,016)
Repayment of installment notes	(281,467)
Debt issuance costs		(8,278)
Issuance of common stock, net of offering costs	208,939	111,956
Issuance of common stock and/or partnership units in connection with incentive plans	(10,118)	(2,071)
Issuance of Series J Preferred Stock, net of offering costs	186,215
Redemptions of Series G and H Preferred Stock	(187,000)
Distributions to noncontrolling interests	(49,686)	(51,033)
Distributions to participating securities of TRG	(1,209)	(1,144)
Contributions from noncontrolling interests	4,155	31,890
Cash dividends to preferred shareowners	(11,568)	(10,975)
Cash dividends to common shareowners	(82,887)	(74,219)
Other	(106)	(77)
Net Cash Used In Financing Activities	$(429,425)	$(132,967)

Net Increase In Cash and Cash Equivalents	$5,263	$2,294

Cash and Cash Equivalents at Beginning of Period	24,033	19,291

Cash and Cash Equivalents at End of Period	$29,296	$21,585

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -	Interim Financial Statements

General

Taubman Centers, Inc. (the Company or TCO) is a Michigan corporation that operates as a self-administered and self-managed real estate investment trust (REIT). The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG) is a majority-owned partnership subsidiary of TCO that owns direct or indirect interests in all of the Company’s real estate properties. In this report, the term “Company" refers to TCO, the Operating Partnership, and/or the Operating Partnership's subsidiaries as the context may require. The Company engages in the ownership, management, leasing, acquisition, disposition, development, and expansion of regional and super-regional retail shopping centers and interests therein. The Company’s owned portfolio as of September 30, 2012 included 24 urban and suburban shopping centers in 12 states.

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

Ownership

In addition to the Company’s common stock, there are two classes of preferred stock outstanding (Series B and J) as of September 30, 2012. Dividends on the 6.5% Series J Cumulative Redeemable Preferred Stock (Series J Preferred Stock) are cumulative and are paid on the last day of each calendar quarter. The Company owns corresponding Series J Preferred Equity interests in the Operating Partnership that entitle the Company to income and distributions (in the form of guaranteed payments) in amounts equal to the dividends payable on the Company’s Series J Preferred Stock. See "Note 6 - Equity Transactions" for further details on the issuance of Series J Preferred Stock and redemptions of Series G Cumulative Redeemable Preferred Stock (Series G Preferred Stock) and Series H Cumulative Redeemable Preferred Stock (Series H Preferred Stock).

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

Outstanding voting securities of the Company at September 30, 2012 consisted of 26,403,158 shares of Series B Preferred Stock and 61,698,618 shares of common stock.

The Operating Partnership

At September 30, 2012, the Operating Partnership’s equity included one class of preferred equity (Series J Preferred Equity) and the net equity of the partnership unitholders. Net income and distributions of the Operating Partnership are allocable first to the preferred equity interests, and the remaining amounts to the general and limited partners in the Operating Partnership in accordance with their percentage ownership. The Series J Preferred Equity is owned by the Company and is eliminated in consolidation. As part of the Company's redemption of the Series G and Series H Preferred Stock (Note 6), the Operating Partnership's corresponding classes of Series G and Series H Preferred Equity interests were redeemed. These classes of preferred equity were previously owned by the Company and eliminated in consolidation.

The Company's ownership in the Operating Partnership at September 30, 2012 consisted of a 70% managing general partnership interest, as well as the Series J Preferred Equity interests. The Company's average ownership percentage in the Operating Partnership was 69% for the nine months ended September 30, 2012 and 2011. At September 30, 2012, the Operating Partnership had 88,120,226 partnership units outstanding, of which the Company owned 61,698,618 units.

Note 2 -	Acquisitions, Dispositions, and Development

Acquisitions

The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village

In December 2011, the Company acquired The Mall at Green Hills in Nashville, Tennessee, and The Gardens on El Paseo and El Paseo Village in Palm Desert, California from affiliates of Davis Street Properties, LLC. The consideration for the properties was $560 million, excluding transaction costs. The consideration consisted of the assumption of $206 million of debt, $281.5 million in installment notes, and the issuance of 1.3 million of Operating Partnership units. The 1.3 million Operating Partnership units issued were determined based on a value of $55 per unit, which approximated the fair value due to restrictions on sale of these Operating Partnership units. See Note 7 for features of the Operating Partnership units. The installment notes bore interest at 3.125% and were paid in full in February 2012. As of December 31, 2011, the installment notes were secured by restricted cash funded by borrowings under the Company's revolving lines of credit, which was classified within Restricted Cash on the Consolidated Balance Sheet. For each Operating Partnership unit issued, a share of Series B Preferred Stock (Note 10) was also issued.

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

TCBL

In December 2011, Taubman Asia acquired a 90% controlling interest in a Beijing-based retail real estate consultancy company in Mainland China. The new company is named Taubman TCBL and the total consideration for the transaction was $23.7 million. Taubman Asia paid $11.5 million in cash and credited the noncontrolling owners with $11.9 million of capital in the newly formed company. The $11.5 million in cash included $10.2 million that was lent in August 2011 by Taubman Asia to the noncontrolling partners. Upon closing, the loan and $0.3 million of accrued interest were converted to capital and the remaining balance was paid in cash. Substantially all of the purchase price was allocated to goodwill in Taubman TCBL.

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

Dispositions

Discontinued operations in the accompanying Consolidated Statement of Operations and Comprehensive Income consist of the financial results of The Pier Shops at Caesars (The Pier Shops) and Regency Square. Total revenues from discontinued operations were $17.5 million for the nine months ended September 30, 2011.

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

The Mall at University Town Center

The Mall at University Town Center, a 0.9 million square foot center, is under construction in Sarasota, Florida. The Company has finalized agreements with the landowner, and each party will fund 50% of the project. The center will be anchored by Saks Fifth Avenue, Macy's, and Dillard's and is expected to open in October 2014.

The Mall of San Juan

The Mall of San Juan, a 0.6 million square foot center, is under construction in San Juan, Puerto Rico. In July 2012, the Company closed on the purchase of the land and owns 80% of the project. The center will be anchored by Nordstrom and Saks Fifth Avenue and is expected to open in late 2014.

Taubman Prestige Outlets Chesterfield

Taubman Prestige Outlets Chesterfield, a 0.5 million square foot outlet project in Chesterfield, Missouri, is under construction. In July 2012, the Company closed on the purchase of the land. The Company has a 90% ownership interest in the project and expects to open Phase One of the shopping center in August 2013 with the additional Phase Two to open in the spring of 2014.

Hanam Union Square

In September 2011, Taubman Asia agreed to partner with Shinsegae Group, South Korea's largest retailer, to build a shopping mall in Hanam, Gyeonggi Province, South Korea. At that time, the Company invested $20.9 million for an interest in the project, which was classified within Deferred Charges and Other Assets on the Consolidated Balance Sheet as of December 31, 2011. In August 2012, upon completion of due diligence, the Company confirmed its 30% interest in the development and invested additional funds into the project, which is scheduled to open in 2015. As of September 30, 2012, the Company has invested $52.1 million in the project, which is classified within Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet.

Xi'an Saigao City Plaza

In August 2012, Taubman Asia announced a joint-venture between Taubman TCBL and Beijing Wangfujing Department Store (Group) Co., Ltd, one of China's largest department store chains. The joint venture will own a 60% controlling interest in and manage a shopping center to be located at Xi'an Saigao City Plaza, a large-scale mixed-use development in Xi'an, China. Through this joint venture, the Company will beneficially own a 30% interest in the shopping center, which is scheduled to open in the third quarter of 2015. The Company has invested $15 million as of September 30, 2012, which is classified within Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 -	Income Taxes

Income Tax Expense

The Company’s income tax expense for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
State current	$38	$156	$103	$585
State deferred	(4)	9	(16)	(238)
Federal current	223	31	761	66
Federal deferred	(65)	12	100
Foreign current	748		698
Foreign deferred	(208)		(208)
Total income tax expense	$732	$208	$1,438	$413

Deferred Taxes

Deferred tax assets and liabilities as of September 30, 2012 and December 31, 2011 are as follows:

	2012	2011
Deferred tax assets:
Federal	$3,546	$3,655
Foreign	1,812	1,196
State	206	232
Total deferred tax assets	$5,564	$5,083
Valuation allowances	(1,744)	(1,373)
Net deferred tax assets	$3,820	$3,710
Deferred tax liabilities:
Federal	$614	$623
State	115	121
Total deferred tax liabilities	$729	$744

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

During the nine months ended September 30, 2012, the Company realized a $0.8 million tax benefit as additional paid-in capital relating to the redemption of certain share-based compensation awards.  This benefit represents the amount of the tax deduction that exceeds the recognized deferred tax asset relating to the awards, which was based on their cumulative book compensation cost. This excess tax deduction is due to changes in the fair value of the Company's shares between the grant date (the measurement date for book purposes) and the exercise date (the measurement date for tax purposes) of the awards.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 -	Investments in Unconsolidated Joint Ventures

General Information

The Company owns beneficial interests in joint ventures that own shopping centers. The Operating Partnership is the sole direct or indirect managing general partner or managing member of Fair Oaks, Stamford Town Center, Sunvalley, and Westfarms. The Operating Partnership also provides certain management, leasing, and/or development services to the other shopping centers.

Shopping Center	Ownership as of September 30, 2012 and December 31, 2011
Arizona Mills	50%
Fair Oaks	50
Hanam Union Square (under development)	Note 2
The Mall at Millenia	50
Stamford Town Center	50
Sunvalley	50
Waterside Shops	25
Westfarms	79
Retail component of Xi'an Saigao City Plaza (under development)	Note 2

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

The estimated fair value of the Unconsolidated Joint Ventures’ notes payable was $1.4 billion and $1.2 billion at September 30, 2012 and December 31, 2011, respectively. The methodology for determining this fair value is consistent with that used for determining the fair value of consolidated mortgage notes payable (Note 12).

In October 2012, a $350 million non-recourse financing was completed on The Mall at Millenia. A portion of the proceeds were used to defease the existing $197 million loan (Note 5).

In August 2012, a $190 million non-recourse financing was completed on Sunvalley. A portion of the proceeds were used to pay off the existing $114.5 million loan (Note 5).

In June 2012, a $320 million non-recourse refinancing was completed on Westfarms. A portion of the proceeds were used to pay off the existing $179.4 million loan (Note 5).

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Combined Financial Information

Combined balance sheet and results of operations information is presented in the following table for the Unconsolidated Joint Ventures, followed by the Operating Partnership's beneficial interest in the combined operations information. The combined information of the Unconsolidated Joint Ventures as of September 30, 2012 excludes the balances of Hanam Union Square and the retail component of Xi'an Saigao City Plaza, which are currently under development (Note 2). Beneficial interest is calculated based on the Operating Partnership's ownership interest in each of the Unconsolidated Joint Ventures.

	September 30 2012	December 31 2011
Assets:
Properties	$1,119,287	$1,107,314
Accumulated depreciation and amortization	(466,621)	(446,059)
	$652,666	$661,255
Cash and cash equivalents	20,597	22,042
Accounts and notes receivable, less allowance for doubtful accounts of $1,568 and $1,422 in 2012 and 2011	17,404	24,628
Deferred charges and other assets	41,489	21,289
	$732,156	$729,214

Liabilities and accumulated deficiency in assets:
Mortgage notes payable	$1,346,485	$1,138,808
Accounts payable and other liabilities	59,081	55,737
TRG's accumulated deficiency in assets	(387,377)	(244,758)
Unconsolidated Joint Venture Partners' accumulated deficiency in assets	(286,033)	(220,573)
	$732,156	$729,214

TRG's accumulated deficiency in assets (above)	$(387,377)	$(244,758)
TRG's investment in property under development (Note 2)	67,136
TRG basis adjustments, including elimination of intercompany profit	66,019	67,282
TCO's additional basis	59,342	60,801
Net investment in Unconsolidated Joint Ventures	$(194,880)	$(116,675)
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures	317,031	192,257
Investment in Unconsolidated Joint Ventures	$122,151	$75,582

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Revenues	$70,435	$64,886	$202,516	$191,163
Maintenance, taxes, utilities, promotion, and other operating expenses	$23,365	$20,810	$65,695	$61,816
Interest expense	16,617	15,619	48,107	45,164
Depreciation and amortization	8,822	9,111	25,945	27,248
Total operating costs	$48,804	$45,540	$139,747	$134,228
Nonoperating income	18	111	19	121
Net income	$21,649	$19,457	62,788	$57,056

Net income attributable to TRG	$12,351	$10,979	$35,637	$32,273
Realized intercompany profit, net of depreciation on TRG’s basis adjustments	809	467	1,566	1,177
Depreciation of TCO's additional basis	(488)	(488)	(1,460)	(1,460)
Equity in income of Unconsolidated Joint Ventures	$12,672	$10,958	$35,743	$31,990

Beneficial interest in Unconsolidated Joint Ventures’ operations:
Revenues less maintenance, taxes, utilities, promotion, and other operating expenses	$26,748	$24,527	$76,613	$71,746
Interest expense	(8,765)	(8,082)	(25,084)	(23,406)
Depreciation and amortization	(5,311)	(5,487)	(15,786)	(16,350)
Equity in income of Unconsolidated Joint Ventures	$12,672	$10,958	$35,743	$31,990

Note 5 -	Beneficial Interest in Debt and Interest Expense

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

	At 100%			At Beneficial Interest
	Consolidated Subsidiaries		Unconsolidated Joint Ventures	Consolidated Subsidiaries	Unconsolidated Joint Ventures
Debt as of:
September 30, 2012	$2,654,687		$1,346,485	$2,325,967	$724,356
December 31, 2011	3,145,602		1,138,808	2,816,877	580,557

Capitalized interest:
Nine Months Ended September 30, 2012	1,239	(2)	26	1,193	13
Nine Months Ended September 30, 2011	406			406

Interest expense from continuing operations:
Nine Months Ended September 30, 2012	109,146		48,107	96,512	25,084
Nine Months Ended September 30, 2011	89,529		45,164	81,120	23,406

Interest expense from discontinued operations(1):
Nine Months Ended September 30, 2011	17,374			17,374

(1)	Includes The Pier Shops and Regency Square (Note 2).

(2)
The Company capitalizes interest costs incurred in funding its equity contributions to development projects accounted for as Unconsolidated Joint Ventures. This capitalized interest is included within the Consolidated Subsidiaries.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Covenants and Guarantees

Certain loan agreements contain various restrictive covenants, including a minimum net worth requirement, a maximum leverage ratio, minimum interest coverage ratios, a minimum debt yield ratio, a maximum payout ratio on distributions, and a minimum fixed charges coverage ratio, the latter being the most restrictive. The Company is in compliance with all covenants and loan obligations as of September 30, 2012. The maximum payout ratio on distributions covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain the Company's tax status, pay preferred distributions, and for distributions related to the sale of certain assets.

Payments of principal and interest on the loans in the following table are guaranteed by the Operating Partnership as of September 30, 2012.

Center	Loan Balance as of 9/30/12	TRG's Beneficial Interest in Loan Balance as of 9/30/12	Amount of Loan Balance Guaranteed by TRG as of 9/30/12	% of Loan Balance Guaranteed by TRG	% of Interest Guaranteed by TRG
	(in millions)
Dolphin Mall	$40.0	$40.0	$40.0	100%	100%
Fairlane Town Center	70.0	70.0	70.0	100%	100%
Twelve Oaks Mall	—	—	—	100%	100%

The Company is required to escrow cash balances for specific uses stipulated by certain of its lenders. As of September 30, 2012 and December 31, 2011, the Company’s cash balances restricted for these uses were $4.6 million and $5.9 million, respectively. Restricted cash at December 31, 2011 included cash funded by the Company's revolving lines of credit that was used to repay the $281.5 million of installment notes in February 2012 (Note 2).

2012 Financings

In October 2012, a 12-year, $350 million non-recourse refinancing was completed on The Mall at Millenia, a 50% owned Unconsolidated Joint Venture. The payments on the loan, which bears interest at an all-in fixed rate of 4.05%, are interest only for four years, and then amortizes principal based on 30 years. The interest-only period may be extended until the maturity date provided that the net income available for debt service equals or exceeds a certain amount for calendar year 2015. The existing $197 million, 5.46% fixed rate loan was defeased and the Company's $75 million share of excess proceeds was used to pay down its revolving lines of credit. The joint venture incurred defeasance charges of $3.2 million, $1.6 million at the Company's beneficial share.

In August 2012, a 10-year, $190 million non-recourse refinancing was completed on Sunvalley, a 50% owned Unconsolidated Joint Venture.  The payments on the loan, which bears interest at an all-in fixed rate of 4.47%, are based on amortizing principal over 30 years.  The existing $114.5 million, 5.67% fixed rate loan was paid off and the Company's $31.7 million share of excess proceeds, net of reserves for future capital spending and tenant allowances, was used to pay down its revolving lines of credit.

In June 2012, a 10-year, $320 million non-recourse refinancing was completed on Westfarms, a 79% owned Unconsolidated Joint Venture.  The payments on the loan, which bears interest at an all-in fixed rate of 4.53%, are based on amortizing principal over 30 years.  The existing $179.4 million, 6.10% fixed rate loan was paid off and the Company's $110 million share of excess proceeds was used to pay down its revolving lines of credit.  In addition, the joint venture partners at Westfarms repaid the balance owed on the $5.1 million note receivable outstanding as of December 31, 2011 related to their share of the litigation charges that were paid in 2009.

In April 2012, the maturity date on the Company's secondary line of credit was extended through April 2014. The maximum amount available under this facility increased to $65 million and the rate was increased to LIBOR plus 1.40% from LIBOR plus 1.00%.

Note 6 -	Equity Transactions

In September 2012, the Company redeemed the 8% Series G Preferred Stock and 7.625% Series H Preferred Stock at prices per share of $25.35 and $25.33359375, respectively, which include accrued and unpaid dividends. The Company previously had 4,000,000 shares (par value $100 million) of its Series G Preferred Stock outstanding and 3,480,000 shares (par value $87 million) of its Series H Preferred Stock outstanding. As a result of the redemptions in 2012, the Company recognized charges of $3.3 million and $3.1 million, representing the difference between the carrying values and the redemption prices of its Series G Preferred Stock and Series H Preferred Stock, respectively. These charges are included within Preferred Stock Dividends on the Consolidated Statement of Operations and Comprehensive Income for the three and nine months ended September 30, 2012.

The Series G Preferred Stock and Series H Preferred Stock were redeemed with the net proceeds of $186.2 million from the issuance of 7,700,000 shares of 6.5% Series J Preferred Stock in August 2012. Offering costs of $6.3 million were incurred in connection with this issuance. The Series J Preferred Stock has no stated maturity, sinking fund, or mandatory redemption requirements and generally is not convertible into any other security of the Company. The Series J Preferred Stock has a liquidation preference of $192.5 million ($25 per share). Dividends are cumulative and are paid on the last day of each calendar quarter. All accrued dividends have been paid. The Series J Preferred Stock will be redeemable by the Company at par, $25 per share, plus accrued dividends, generally beginning in August 2017. The Company owns corresponding Series J Preferred Equity interests in the Operating Partnership that entitle the Company to income and distributions (in the form of guaranteed payments) in amounts equal to the dividends payable on the Company's Series J Preferred Stock. The Series J Preferred Stock is generally non-voting.

In August 2012, the Company sold 2,875,000 of its common shares. The proceeds were used by the Company to acquire an equal number of Operating Partnership units. The Operating Partnership paid all offering costs. The Operating Partnership used the net proceeds, after offering costs, of $208.9 million to reduce outstanding borrowings under its revolving lines of credit.

Note 7 -	Noncontrolling Interests

Redeemable Noncontrolling Interests

In December 2011, the Company acquired The Mall at Green Hills and The Gardens on El Paseo and El Paseo Village from affiliates of Davis Street Properties, LLC (Note 2). The purchase price consideration included 1.3 million Operating Partnership units determined based on a value of $55 per unit. These partnership units will become eligible to be converted into the Company's common shares in December 2012 pursuant to the Continuing Offer (Note 10). Prior to that date, the holders have the ability to put the units back to the Operating Partnership for cash at the lesser of the current market price of the Company's common shares or $55 per share. Considering the redemption provisions, the Company is accounting for these Operating Partnership units as a redeemable noncontrolling interest until they become subject to the Continuing Offer. The carrying value of these units was $72.6 million at September 30, 2012 and $72.7 million at December 31, 2011. Adjustments to the redemption value are recorded through equity.

In December 2011, Taubman Asia acquired a 90% controlling interest in TCBL (Note 2). As part of the purchase price consideration, $11.9 million of capital in the newly formed company was credited by Taubman Asia to the noncontrolling owners, who also own a 10% residual interest. The noncontrolling ownership interest can be put back to the Company at 50% of the fair value of the ownership interest beginning in December 2016, increasing to 100% in December 2018. Taubman Asia will fund any additional capital required by the business and will receive a preferred return on all capital contributed. The ownership agreements provide for the distribution of preferred returns on capital as well as returns of all such capital prior to the sharing of profits on relative ownership interests. Considering the redemption provisions, the Company accounts for the joint venture partner's interest as a contingently redeemable noncontrolling interest. The carrying value of the interest was $8.9 million at September 30, 2012 and $11.6 million at December 31, 2011. Any adjustments to the redemption value will be recorded through equity.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's president of Taubman Asia (the Asia President) has an ownership interest in Taubman Asia, a consolidated subsidiary. The Asia President is entitled to 10% of Taubman Asia's dividends, with 85% of his dividends being withheld as contributions to capital. These withholdings will continue until he contributes and maintains his capital consistent with a 10% ownership interest, including all capital funded by the Operating Partnership for Taubman Asia's operating and investment activities subsequent to the Asia President obtaining his ownership interest. The Operating Partnership will have a preferred investment in Taubman Asia to the extent the Asia President has not yet contributed capital commensurate with his ownership interest. This preferred investment will accrue an annual preferential return equal to the Operating Partnership's average borrowing rate (with the preferred investment and accrued return together being referred to herein as the preferred interest). Taubman Asia has the ability to call, and the Asia President has the ability to put, the Asia President’s ownership interest upon specified terminations of the Asia President’s employment, although such put or call right may not be exercised for specified time periods after certain termination events. The redemption price for the ownership interest is generally a nominal amount through 2013 and subsequently 50% (increasing to 100% as early as May 2015) of the fair value of the ownership interest less the amount required to return the Operating Partnership's preferred interest. The Company has determined that the Asia President's ownership interest in Taubman Asia qualifies as an equity award, considering its specific redemption provisions, and accounts for it as a contingently redeemable noncontrolling interest, with a carrying value of zero at September 30, 2012 and December 31, 2011. Any adjustments to the redemption value are recorded through equity.

The Company owns a 90% controlling interest in a joint venture that is focusing on developing and owning outlet shopping centers. The amount of capital that the 10% joint venture partner is required to contribute is capped. The Company will have a preferred investment to the extent it contributes capital in excess of the amount commensurate with its ownership interest. The Company has the right to purchase the joint venture partner's entire interest and the joint venture partner has the right to require the Company to purchase the joint venture partner's entire interest. Additionally, the parties each have a one-time put and/or call on the joint venture partner’s interest in any stabilized centers, while still maintaining the ongoing joint venture relationship. The purchase price of the joint venture partner's interest will be based on fair value. Considering the redemption provisions, the Company accounts for the joint venture partner’s interest as a contingently redeemable noncontrolling interest with a carrying value of zero at September 30, 2012 and December 31, 2011. Any adjustments to the redemption value are recorded through equity.

Reconciliation of Redeemable Noncontrolling Interests

	2012	2011
Balance January 1	$84,235	$—
Contributions	231	473
Allocation of net loss	(1,584)	(473)
Allocation of other comprehensive loss	(82)
Distributions	(1,846)
Redemption of TRG partnership units	(105)
Adjustments of redeemable noncontrolling interests	585
Balance September 30	$81,434	$—

Equity Balances of Nonredeemable Noncontrolling Interests

The net equity balance of the noncontrolling interests as of September 30, 2012 and December 31, 2011 includes the following:

	2012	2011
Non-redeemable noncontrolling interests:
Noncontrolling interests in consolidated joint ventures	$(101,108)	$(101,872)
Noncontrolling interests in partnership equity of TRG	28,144	(22,452)
	$(72,964)	$(124,324)

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Allocable to Noncontrolling Interests

Net income attributable to the noncontrolling interests for the three months ended September 30, 2012 and September 30, 2011 includes the following:

	2012	2011
Net income attributable to noncontrolling interests:
Non-redeemable noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	$2,967	$4,508
Noncontrolling share of income of TRG	9,706	4,425
TRG Series F preferred distributions		615
	$12,673	$9,548
Redeemable noncontrolling interests	(378)	(181)
	$12,295	$9,367

Net income attributable to the noncontrolling interests for the nine months ended September 30, 2012 and September 30, 2011 includes the following:

	2012	2011
Net income attributable to noncontrolling interests:
Non-redeemable noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	$9,725	$10,970
Noncontrolling share of income of TRG	25,752	14,620
TRG Series F preferred distributions		1,845
	$35,477	$27,435
Redeemable noncontrolling interests	(1,584)	(473)
	$33,893	$26,962

Equity Transactions

The following schedule presents the effects of changes in Taubman Centers, Inc.’s ownership interest in consolidated subsidiaries on Taubman Centers, Inc.’s equity for the nine months ended September 30, 2012 and September 30, 2011:

	2012	2011
Net income attributable to Taubman Centers, Inc. common shareowners	$55,604	$27,521
Transfers (to) from the noncontrolling interest –
Decrease in Taubman Centers, Inc.’s paid-in capital for the adjustments of noncontrolling interest (1)	(62,127)	(40,773)
Net transfers (to) from noncontrolling interests	(62,127)	(40,773)
Change from net income attributable to Taubman Centers, Inc. and transfers (to) from noncontrolling interests	$(6,523)	$(13,252)

(1)
In 2012 and 2011, adjustments of the noncontrolling interest were made as a result of changes in the Company's ownership of the Operating Partnership in connection with the Company's share-based compensation under employee and director benefit plans (Note 9), issuances of stock pursuant to the Continuing Offer (Note 10), issuance of common stock in June 2011 and August 2012 (Note 6), and redemptions of certain redeemable Operating Partnership units (Note 2).

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Finite Life Entities

Accounting Standards Codification Topic 480, “Distinguishing Liabilities from Equity” establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. At September 30, 2012, the Company held controlling interests in consolidated entities with specified termination dates in 2081 and 2083. The noncontrolling owners’ interests in these entities are to be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entity. The estimated fair value of these noncontrolling interests was approximately $208 million at September 30, 2012, compared to a book value of $(101.6) million that is classified in Noncontrolling Interests in the Company’s Consolidated Balance Sheet. The fair values of the noncontrolling interests were calculated as the noncontrolling interests' ownership shares of the underlying properties' fair values. The properties' fair values were estimated by considering their in-place net operating incomes, current market capitalization rates, and mortgage debt outstanding.

Note 8 -	Derivative and Hedging Activities

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

As of September 30, 2012, the Company had the following outstanding interest rate derivatives that were designated and are expected to be effective as cash flow hedges of the interest payments on the associated debt.

Instrument Type	Ownership	Notional Amount	Swap Rate	Credit Spread on Loan	Total Swapped Rate on Loan	Maturity Date
Consolidated Subsidiaries:
Receive variable (LIBOR) /pay-fixed swap (1)	95.0%	$130,893	2.64%	2.35%	4.99%	September 2020
Unconsolidated Joint Ventures:
Receive variable (LIBOR) /pay-fixed swap	50.0%	30,000	5.05%	0.90%	5.95%	November 2012
Receive variable (LIBOR) /pay-fixed swap (2)	50.0%	137,500	2.40%	1.70%	4.10%	April 2018
Receive variable (LIBOR) /pay-fixed swap (2)	50.0%	137,500	2.40%	1.70%	4.10%	April 2018

(1)	The notional amount of the swap is equal to the outstanding principal balance on the loan, which began amortizing in September 2012.

(2)	The notional amount on each of these swaps is equal to 50% of the outstanding principal balance on the loan, which begins amortizing in August 2014.

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

The Company expects that approximately $6.9 million of the AOCI of Taubman Centers, Inc. and the noncontrolling interests will be reclassified from AOCI and recognized as a reduction of income in the following 12 months.

As of September 30, 2012, the Company had $0.8 million of net realized losses included in AOCI resulting from settled derivative instruments, which were designated as cash flow hedges that are being recognized as a reduction of income over the term of the hedged debt.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the effect of derivative instruments on the Company’s Consolidated Statement of Operations and Comprehensive Income for the three and nine months ended September 30, 2012 and September 30, 2011. The tables include the location and amount of unrealized gains and losses on outstanding derivative instruments in cash flow hedging relationships and the location and amount of realized losses reclassified from AOCI into income resulting from settled derivative instruments associated with hedged debt.

During the three months ended September 30, 2012 and September 30, 2011, the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
	Three Months Ended September 30			Three Months Ended September 30
	2012	2011		2012	2011
Derivatives in cash flow hedging relationships:
Interest rate contracts – consolidated subsidiaries	$(897)	$(11,392)	Interest Expense	$(802)	$(817)
Interest rate contracts – UJVs	(893)	(7,710)	Equity in Income of UJVs	(935)	(695)
Total derivatives in cash flow hedging relationships	$(1,790)	$(19,102)		$(1,737)	$(1,512)

Realized losses on settled cash flow hedges:
Interest rate contract – consolidated subsidiary			Interest Expense	$(151)	$(151)
Interest rate contract – UJVs			Equity in Income of UJVs	—	(94)
Total realized losses on settled cash flow hedges				$(151)	$(245)

During the nine months ended September 30, 2012 and September 30, 2011, the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
	Nine Months Ended September 30			Nine Months Ended September 30
	2012	2011		2012	2011
Derivatives in cash flow hedging relationships:
Interest rate contracts – consolidated subsidiaries	$(3,671)	$(12,945)	Interest Expense	$(2,380)	$(2,689)
Interest rate contracts – UJVs	(2,802)	(6,666)	Equity in Income of UJVs	(2,770)	(1,853)
Total derivatives in cash flow hedging relationships	$(6,473)	$(19,611)		$(5,150)	$(4,542)

Realized losses on settled cash flow hedges:
Interest rate contracts – consolidated subsidiaries			Interest Expense	$(453)	$(688)
Interest rate contract – UJVs			Equity in Income of UJVs	(188)	(282)
Total realized losses on settled cash flow hedges				$(641)	$(970)

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company records all derivative instruments at fair value in the Consolidated Balance Sheet. The following table presents the location and fair value of the Company’s derivative financial instruments as reported in the Consolidated Balance Sheet as of September 30, 2012 and December 31, 2011.

		Fair Value
	Consolidated Balance Sheet Location	September 30 2012	December 31 2011
Derivatives designated as hedging instruments:
Liability derivatives:
Interest rate contract – consolidated subsidiaries	Accounts Payable and Accrued Liabilities	$(12,715)	$(9,044)
Interest rate contracts – UJVs	Investment in UJVs	(11,847)	(9,045)
Total liabilities designated as hedging instruments		$(24,562)	$(18,089)

Contingent Features

All of the Company's outstanding derivatives contain provisions that state if the hedged entity defaults on any of its indebtedness in excess of $1 million, then the derivative obligation could also be declared in default. As of September 30, 2012, the Company is not in default on any debt obligations that would trigger a credit risk related default on its current outstanding derivatives.

As of September 30, 2012 and December 31, 2011, the fair value of derivative instruments with credit-risk-related contingent features that are in a liability position was $24.6 million and $18.1 million, respectively. As of September 30, 2012 and December 31, 2011, the Company was not required to post any collateral related to these agreements. If the Company breached any of these provisions it would be required to settle its obligations under the agreements at their fair value. See Note 12 for fair value information on derivatives.

Note 9 -	Share-Based Compensation

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

The compensation cost charged to income for the Company’s share-based compensation plans was $2.5 million and $8.7 million for the three and nine months ended September 30, 2012, respectively. The compensation cost charged to income for the Company's share-based compensation plans was $2.2 million and $6.8 million for the three and nine months ended September 30, 2011, respectively. Compensation cost capitalized as part of properties and deferred leasing costs was $0.2 million and $0.8 million for the three and nine months ended September 30, 2012, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2011, respectively.

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

Options

A summary of option activity for the nine months ended September 30, 2012 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Range of Exercise Prices
Outstanding at January 1, 2012	1,321,990	$37.13	4.8	$13.83	-	$55.90
Exercised	(96,408)	31.90
Outstanding at September 30, 2012	1,225,582	$37.55	4.1	$13.83	-	$55.90

Fully vested options at September 30, 2012	1,225,582	37.55	4.1

There were 0.2 million options that vested during the nine months ended September 30, 2012.

The aggregate intrinsic value (the difference between the period end stock price and the option exercise price) of in-the-money options outstanding and in-the-money fully vested options was $48 million as of September 30, 2012.

The total intrinsic value of options exercised during the nine months ended September 30, 2012 was $3.8 million. Cash received from option exercises for the nine months ended September 30, 2012 was $3.1 million. No options were exercised during the nine months ended September 30, 2011.

As of September 30, 2012, all options outstanding were fully vested, and there was no unrecognized compensation cost related to options.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance Share Units

In 2012, the Company granted Performance Share Units (PSU) under the 2008 Omnibus Plan. Each PSU represents the right to receive, upon vesting, shares of the Company’s common stock ranging from 0-300% of the PSU based on the Company’s market performance relative to that of a peer group. The units vest in March 2015, if continuous service has been provided, or upon retirement or certain other events (such as death or disability) if earlier. No dividends accumulate during the vesting period. The Company estimated the value of these PSU granted using a Monte Carlo simulation, considering the Company’s common stock price at the grant date less the present value of the expected dividends during the vesting period, historical returns of the Company and the peer group of companies, a risk-free interest rate of 0.35% to 0.45%, and a measurement period of three years. The resulting weighted average grant-date fair value was $107.45 per PSU.

Also in 2012, the Company granted additional PSU under the 2008 Omnibus Plan that represents the right to receive, upon vesting, shares of the Company’s common stock ranging from 0-400% of the PSU based on the Company’s market performance relative to that of a peer group. The units vest in March 2017, if continuous service has been provided, or upon certain other events (such as death or disability) if earlier. No dividends accumulate during the vesting period. The Company estimated the value of these PSU granted using a Monte Carlo simulation, considering the Company’s common stock price at the grant date less the present value of the expected dividends during the vesting period, historical returns of the Company and the peer group of companies, a risk-free interest rate of 0.70% to 0.90%, and a measurement period of five years. The resulting weighted average grant-date fair value was $189.23 per PSU.

A summary of PSU activity for the nine months ended September 30, 2012 is presented below:

	Number of Performance Share Units		Weighted Average Grant Date Fair Value
Outstanding at January 1, 2012	326,151		$38.20
Vested	(196,943)	(1)	15.60
Granted (three year vesting)	50,041		107.45
Granted (five year vesting)	108,224		189.23
Forfeited	(24,733)		$123.41
Outstanding at September 30, 2012	262,740		$122.52

(1)
Based on the Company's market performance relative to that of a peer group, the actual number of shares of common stock issued upon vesting during the nine months ended September 30, 2012 equaled 240% of the number of PSU awards vested in the table above.

None of the PSU outstanding at September 30, 2012 were vested. As of September 30, 2012, there was $23 million of total unrecognized compensation cost related to nonvested PSU outstanding. This cost is expected to be recognized over an average period of 3.7 years.

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

The Company estimated the values of the RSU granted in 2012 using the Company’s common stock at the grant dates deducting the present value of expected dividends during the vesting period using a risk-free rate of 0.35% to 0.50%. The result of the Company’s valuations was a weighted average grant-date fair value of $65.14 per RSU granted during 2012.

A summary of RSU activity for the nine months ended September 30, 2012 is presented below:

	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2012	605,927	$22.06
Vested	(364,610)	9.90
Granted	107,653	65.14
Forfeited	(21,039)	46.81
Outstanding at September 30, 2012	327,931	$48.14

None of the RSU outstanding at September 30, 2012 were vested. As of September 30, 2012, there was $7.6 million of total unrecognized compensation cost related to nonvested RSU outstanding. This cost is expected to be recognized over an average period of 1.9 years.

Note 10 -	Commitments and Contingencies

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

Based on a market value at September 30, 2012 of $76.73 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was $1.9 billion. The purchase of these interests at September 30, 2012 would have resulted in the Company owning an additional 27% interest in the Operating Partnership.

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

Other

See Note 5 for the Operating Partnership's guarantees of certain notes payable, Note 7 for contingent features relating to certain joint venture agreements, Note 8 for contingent features relating to derivative instruments, and Note 9 for obligations under existing share-based compensation plans.

See Note 7 for the Operating Partnership's contingent obligation to repurchase units issued in connection with the acquisition of centers ending December 2012. Subsequent to that date the units will become eligible to be converted into common shares under the Continuing Offer.

Note 11 -	Earnings Per Share

Basic earnings per share amounts are based on the weighted average of common shares outstanding for the respective periods. Diluted earnings per share amounts are based on the weighted average of common shares outstanding plus the dilutive effect of potential common stock. Potential common stock includes outstanding partnership units exchangeable for common shares under the Continuing Offer (Note 10), outstanding options for partnership units, PSU, RSU, deferred shares under the Non-Employee Directors’ Deferred Compensation Plan, and unissued partnership units under a unit option deferral election (Note 9). In computing the potentially dilutive effect of potential common stock, partnership units are assumed to be exchanged for common shares under the Continuing Offer, increasing the weighted average number of shares outstanding. The potentially dilutive effects of partnership units outstanding and/or issuable under the unit option deferral elections are calculated using the if-converted method, while the effects of other potential common stock are calculated using the treasury method. Contingently issuable shares are included in diluted EPS based on the number of shares, if any, that would be issuable if the end of the reporting period were the end of the contingency period.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2012, there were 4.2 million partnership units outstanding and 0.9 million unissued partnership units under unit option deferral elections exchangeable for common shares of the Company under the Continuing Offer that were excluded from the computation of diluted earnings per share as they were anti-dilutive in all periods presented. Also, there were out-of-the-money options for 0.1 million shares for the nine months ended September 30, 2011 that were excluded from the computation of diluted EPS because they were anti-dilutive.

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Net income (loss) attributable to Taubman Centers, Inc. common shareowners (Numerator):
Income from continuing operations	$21,700	$16,603	$55,604	$44,403
Loss from discontinued operations		(8,142)		(16,882)
Basic	$21,700	$8,461	$55,604	$27,521

Shares (Denominator) – basic	60,571,612	57,890,006	59,207,828	56,554,268

Earnings per common share from continuing operations	$0.36	$0.29	$0.94	$0.79
Loss from discontinued operations		(0.14)		(0.30)
Earnings per common share – basic	$0.36	$0.15	$0.94	$0.49

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Net income (loss) attributable to Taubman Centers, Inc. common shareowners (Numerator):
Income from continuing operations - basic	$21,700	$16,603	$55,604	$44,403
Impact of additional ownership of TRG on income from continuing operations	168	163	470	420
Income from continuing operations - diluted	$21,868	$16,766	$56,074	$44,823
Loss from discontinued operations - basic		(8,142)		(16,882)
Impact of additional ownership of TRG on loss from discontinued operations		(72)		(145)
Diluted	$21,868	$8,552	$56,074	$27,796

Shares – basic	60,571,612	57,890,006	59,207,828	56,554,268
Effect of dilutive securities	1,453,710	1,745,551	1,508,690	1,582,881
Shares (Denominator) – diluted	62,025,322	59,635,557	60,716,518	58,137,149

Earnings per common share from continuing operations	$0.35	$0.28	$0.92	$0.77
Loss from discontinued operations		(0.14)		(0.29)
Earnings per common share – diluted	$0.35	$0.14	$0.92	$0.48

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 -	Fair Value Disclosures

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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements as of September 30, 2012 Using		Fair Value Measurements as of December 31, 2011 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Available-for-sale securities	$2,476		$2,158
Insurance deposit	11,290		10,708
Total assets	$13,766		$12,866

Derivative interest rate contracts		$(12,715)		$(9,044)
Total liabilities		$(12,715)		$(9,044)

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments Carried at Other Than Fair Values

Community Development District Obligation

The owner of one shopping center pays annual special assessment levies of a Community Development District (CDD), which provided certain infrastructure assets and improvements. As the amount and period of the special assessments were determinable, the Company capitalized the infrastructure assets and improvements and recognized an obligation for the future special assessments to be levied. At September 30, 2012 and December 31, 2011, the book value of the infrastructure assets and improvements, net of depreciation, was $40.2 million and $41.6 million, respectively. The related obligation is classified within Accounts Payable and Accrued Liabilities on the Consolidated Balance Sheet and had a balance of $61.8 million at September 30, 2012 and December 31, 2011. The fair value of this obligation, derived from quoted market prices and therefore falling into Level 1 of the fair value hierarchy, was $63.2 million at September 30, 2012 and $58.2 million at December 31, 2011.

Notes Payable

The fair value of notes payable are estimated using cash flows discounted at current market rates and therefore fall into Level 2 of the fair value hierarchy. When selecting discount rates for purposes of estimating the fair value of notes payable at September 30, 2012 and December 31, 2011, the Company employed the credit spreads at which the debt was originally issued. Excluding 2010 through 2012 refinancings and debt assumed as part of the 2011 acquisitions, an additional 1.50% credit spread was added to the discount rate at September 30, 2012 and December 31, 2011, to attempt to account for current market conditions. This additional spread is an estimate and is not necessarily indicative of what the Company could obtain in the market at the reporting date. The Company does not believe that the use of different interest rate assumptions would have resulted in a materially different fair value of notes payable as of September 30, 2012 or December 31, 2011. To further assist financial statement users, the Company has included with its fair value disclosures an analysis of interest rate sensitivity.

The estimated fair values of notes payable at September 30, 2012 and December 31, 2011 are as follows:

	2012		2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable	$2,654,687	$2,799,802	$3,145,602	$3,299,243

The fair values of the notes payable are dependent on the interest rates used in estimating the values. An overall 1% increase in rates employed in making these estimates would have decreased the fair values of the debt shown above at September 30, 2012 by $79.9 million or 2.9%.

See Note 4 regarding the fair value of the Unconsolidated Joint Ventures’ notes payable, and Note 8 regarding additional information on derivatives.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs concerning future events, including the following: statements regarding future developments and joint ventures, rents, returns, and earnings; statements regarding the continuation of trends; and any statements regarding the sufficiency of our cash balances and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs. We caution that although forward-looking statements reflect our good faith beliefs and reasonable judgment based upon current information, these statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, because of risks, uncertainties, and factors including, but not limited to, the global credit environment and the continuing impacts of the recent U.S. recession, other changes in general economic and real estate conditions, changes in the interest rate environment and the availability of financing, adverse changes in the retail industry, general development risks, fluctuations in foreign currency exchange rates, and integration and other acquisition risks. The forward-looking statements included in this report are made as of the date hereof. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future. Other risks and uncertainties are detailed from time to time in reports filed with the SEC, and in particular those set forth under “Risk Factors” in our most recent Annual Report on Form 10-K. The following discussion should be read in conjunction with the accompanying consolidated financial statements of Taubman Centers, Inc. and the notes thereto.

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

We may also present adjusted versions of NOI, Beneficial Interest in EBITDA, and FFO when used by management to evaluate our operating performance when certain significant items have impacted our results that affect comparability with prior or future periods due to the nature or amounts of these items. In addition to the reasons noted above for each measure, we believe the disclosure of the adjusted items is similarly useful to investors and others to understand management's view on comparability of such measures between periods. For the three and nine months ended September 30, 2012, FFO was adjusted for the redemption charges related to the Series G and H Preferred Stock. For the three and nine months ended September 30, 2011, FFO was adjusted for acquisition costs.

Our presentations of NOI, Beneficial Interest in EBITDA, FFO, and also adjusted versions of these measures, if any, are not necessarily comparable to the similarly titled measures of other REITs due to the fact that not all REITs use the same definitions. These measures should not be considered alternatives to net income or as an indicator of our operating performance. Additionally, these measures do not represent cash flows from operating, investing or financing activities as defined by GAAP. Reconciliations of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations, Net Income to Beneficial Interest in EBITDA, and Net Income to Net Operating Income are presented following the Comparison of the Nine Months Ended September 30, 2012 to the Nine Months Ended September 30, 2011.

Current Operating Trends

Our mall tenants reported a 6.2% increase in sales per square foot in the third quarter of 2012 from the same period in 2011. This increase is on top of a 11.7% increase in the third quarter of 2011. Our increase in sales per square foot growth has moderated from the double-digit sales increases we saw for the nine consecutive quarters ending March 31, 2012. For the twelve month period ended September 30, 2012, mall tenant sales were $681 per square foot, a 10.7% increase over $615 per square foot for the trailing twelve month period ended September 30, 2011.

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

Ending occupancy increased to 90.4% at September 30, 2012 compared to 88.5% at September 30, 2011 for all centers and for our comparable centers. We continue to expect occupancy to end the year up as much as 1.5% over 2011. Temporary tenants, defined as those with lease terms less than or equal to a year, are not included in occupancy or leased space statistics. As of September 30, 2012, 4.1% of mall tenant space was occupied by temporary tenants compared to 4.6% as of September 30, 2011. See “Seasonality” for occupancy and leased space statistics.

Leased space was 92.6% at September 30, 2012, compared to 91.4% at September 30, 2011. For our comparable centers, leased space was 92.4% at September 30, 2012, compared to 91.4% at September 30, 2011. The difference between leased space and occupancy is that leased space includes spaces where leases have been signed but the tenants are not yet open. Neither statistic includes temporary tenants. We view occupancy as more relevant to operating results as it represents those spaces upon which we are currently collecting rent from permanent tenants. Finally, the spread between leased space and occupied space, at 2.2% this quarter, is consistent with our history of 2% to 3% in the third quarter.

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

Rent per square foot statistics are computed using contractual rentals per the tenant lease agreements, which reflect any lease modifications, including those for rental concessions. Rent per square foot information for our comparable centers in our Consolidated Businesses and Unconsolidated Joint Ventures follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Average rent per square foot:
Consolidated Businesses	$47.43	$45.72	$47.18	$45.48
Unconsolidated Joint Ventures	45.61	44.36	45.27	44.91
Combined	46.85	45.28	46.57	45.29

	Trailing 12 Months Ended September 30
	2012 (1)	2011 (1)
Opening base rent per square foot:
Consolidated Businesses	$56.02	$57.35
Unconsolidated Joint Ventures	52.42	48.32
Combined	55.22	55.39
Square feet of GLA opened:
Consolidated Businesses	927,446	858,695
Unconsolidated Joint Ventures	264,924	237,760
Combined	1,192,370	1,096,455
Closing base rent per square foot:
Consolidated Businesses	$46.11	$48.23
Unconsolidated Joint Ventures	47.18	45.73
Combined	46.37	47.57
Square feet of GLA closed:
Consolidated Businesses	876,385	886,887
Unconsolidated Joint Ventures	281,503	315,362
Combined	1,157,888	1,202,249
Releasing spread per square foot:
Consolidated Businesses	$9.91	$9.12
Unconsolidated Joint Ventures	5.24	2.59
Combined	8.85	7.82

(1)	Opening and closing statistics exclude spaces greater than or equal to 10,000 square feet.

Average rent per square foot across our portfolio, including comparable centers for both consolidated and unconsolidated properties, was up 3.5% for this quarter and up 2.8% for the nine month period. We continue to expect average rent per square foot for the year to be up about 3.0% for 2012. The spread between opening and closing rents may not be indicative of future periods, as this statistic is not computed on comparable tenant spaces, and can vary significantly from period to period depending on the total amount, location, and average size of tenant space opening and closing in the period.

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

	3rd Quarter 2012	2nd Quarter 2012	1st Quarter 2012	Total 2011	4th Quarter 2011	3rd Quarter 2011	2nd Quarter 2011	1st Quarter 2011

Mall tenant sales (1)	$1,378,384	$1,396,440	$1,354,100	$5,164,916	$1,670,378	$1,197,351	$1,182,236	$1,114,951
Revenues and gains on land sales and other nonoperating income from continuing operations:
Consolidated Businesses	189,595	179,536	169,388	646,170	187,717	158,651	150,063	149,739
Unconsolidated Joint Ventures	70,453	66,764	65,318	266,617	75,333	64,997	62,923	63,364
Occupancy:
Ending - comparable	90.4%	90.2%	89.5%	90.6%	90.6%	88.5%	88.2%	87.9%
Average - comparable	90.2	90.0	89.6	88.8	90.0	88.6	88.2	88.2
Ending - all centers	90.4	90.1	89.5	90.7	90.7	88.5	88.2	87.9
Average - all centers	90.1	89.9	89.7	88.8	90.0	88.6	88.2	88.2
Leased space:
Comparable	92.4%	92.2%	92.0%	92.3%	92.3%	91.4%	90.9%	90.5%
All centers	92.6	92.3	91.9	92.4	92.4	91.4	90.9	90.5

(1)	Based on reports of sales furnished by mall tenants.

Because the seasonality of sales contrasts with the generally fixed nature of minimum rents and recoveries, mall tenant occupancy costs (the sum of minimum rents, percentage rents, and expense recoveries) as a percentage of sales are considerably higher in the first three quarters than they are in the fourth quarter.

	3rd Quarter 2012	2nd Quarter 2012	1st Quarter 2012	Total 2011	4th Quarter 2011	3rd Quarter 2011	2nd Quarter 2011	1st Quarter 2011
Consolidated Businesses:
Minimum rents	8.8%	8.6%	8.7%	8.4%	6.7%	9.0%	9.0%	9.8%
Percentage rents	0.5	0.2	0.5	0.5	0.8	0.4	0.2	0.4
Expense recoveries	4.7	4.3	4.0	4.5	4.2	4.7	4.6	4.6
Mall tenant occupancy costs	14.0%	13.1%	13.2%	13.4%	11.7%	14.1%	13.8%	14.8%
Unconsolidated Joint Ventures:
Minimum rents	8.5%	8.5%	7.8%	7.9%	6.2%	8.4%	8.7%	8.8%
Percentage rents	0.5	0.3	0.5	0.5	0.8	0.4	0.2	0.3
Expense recoveries	4.5	4.0	3.7	3.8	3.7	4.2	3.7	4.0
Mall tenant occupancy costs	13.5%	12.8%	12.0%	12.2%	10.7%	13.0%	12.6%	13.1%
Combined:
Minimum rents	8.7%	8.6%	8.4%	8.2%	6.6%	8.8%	8.9%	9.4%
Percentage rents	0.5	0.2	0.5	0.5	0.8	0.4	0.2	0.4
Expense recoveries	4.7	4.2	4.0	4.3	4.0	4.5	4.3	4.4
Mall tenant occupancy costs	13.9%	13.0%	12.9%	13.0%	11.4%	13.7%	13.4%	14.2%

Results of Operations

In addition to the results and trends in our operations disclosed in the preceding sections, the following sections discuss certain transactions that affected operations in the nine month periods ended September 30, 2012 and September 30, 2011, or are expected to impact operations in the future.

Development

City Creek Center, a mixed-use project in Salt Lake City, Utah, opened in March 2012. The center includes a retail component anchored by Macy’s and Nordstrom. We own 0.6 million square feet of the retail space subject to a long-term participating lease. City Creek Reserve, Inc. (CCRI), an affiliate of the LDS Church, is the participating lessor and provided all of the construction financing. We own 100% of the leasehold interest in the retail buildings and property. CCRI has an option to purchase our interest at fair value at various points in time over the term of the lease. We expect an approximately 12% return at stabilization on our $76 million investment, of which $75 million was paid to CCRI upon opening of the retail center.

Our United States development currently includes three projects that have begun construction: a new outlet mall in Chesterfield, Missouri and new regional malls in Sarasota, Florida and San Juan, Puerto Rico (see "Liquidity and Capital Resources - Capital Spending - New Developments"). In addition, we have projects under development in Asia (see Taubman Asia below).

Acquisitions

In December 2011, we acquired The Mall at Green Hills in Nashville, Tennessee, and The Gardens on El Paseo and El Paseo Village in Palm Desert, California from affiliates of Davis Street Properties, LLC. The consideration for the properties was $560 million, excluding transaction costs. The consideration consisted of the assumption of $206 million of debt, $281.5 million in installment notes, and the issuance of 1.3 million of Operating Partnership units. The number of partnership units issued was determined based on a value of $55 per unit. The partnership units will become eligible to be converted into common shares in December 2012. Prior to this date, holders have the ability to put the units back to us at the lesser of the current market price of Taubman Centers' common stock or $55 per share. The installment notes were secured by restricted cash, which was funded by borrowings under our revolving lines of credit, and were paid in full in February 2012. See "Note 2 - Acquisitions, Dispositions and Development" for a preliminary allocation of the purchase price to the identifiable assets acquired and liabilities assumed at the dates of acquisition.

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

In December 2011, Taubman Asia acquired a 90% controlling interest in a Beijing-based retail real estate consultancy company in Mainland China. The new company is named Taubman TCBL. The total consideration for the transaction was $23.7 million. Taubman Asia paid $11.5 million in cash and credited the noncontrolling owners with $11.9 million of capital in the newly formed company. The $11.5 million in cash includes $10.2 million that was lent in August 2011 by Taubman Asia to the noncontrolling partners. Upon closing, the loan and $0.3 million of accrued interest were converted to capital and the remaining balance was paid in cash. Substantially all of the purchase price was allocated to goodwill in Taubman TCBL. Taubman Asia will fund any additional capital required by the business and will receive a preferred return on all capital contributed. The ownership agreements provide for the distribution of preferred returns on capital as well as returns of all such capital prior to the sharing of profits on relative ownership interests.

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

Taubman Asia

In August 2012, IFC Mall opened in Yeouido, South Korea. We provide management, leasing and development services for the 0.4 million square foot mall. In 2011, we recognized the first installment of the leasing success fee and we recognized the second installment in the third quarter of 2012. We expect to recognize the final installment in 2013.

Also in August 2012, we announced a joint-venture between Taubman TCBL and Beijing Wangfujing Department Store (Group) Co., Ltd (Wangfujing), one of China's largest department store chains to be located at Xi'an Saigao City Plaza. Taubman Asia has invested $15 million for an interest in the project (see "Liquidity and Capital Resources - Capital Spending - New Developments").

In addition, in August 2012, due diligence was completed on a shopping mall project in Hanam, Gyeonggi Province, South Korea (Hanam Union Square) in which Taubman Asia has partnered with Shinsegae Group (Shinsegae), South Korea's largest retailer. Taubman Asia has invested $52.1 million for an interest in the project (see "Liquidity and Capital Resources - Capital Spending - New Developments").

In December 2011, Taubman Asia acquired a controlling interest in Taubman TCBL (see "Results of Operations - Acquisitions").

Equity Transactions

In August 2012, we issued $192.5 million of 6.5% Series J Cumulative Redeemable Preferred Stock. Proceeds from the issuance were used to redeem all of our $100 million 8.00% Series G Cumulative Redeemable Preferred Stock and $87 million 7.625% Series H Cumulative Redeemable Preferred Stock in September 2012. We recognized a $6.4 million charge representing the difference in the book values over the redemption amounts of the Series G and Series H Preferred Stock redeemed. This issuance and redemption will reduce our future annual preferred dividends paid by $2.1 million.

Also in August 2012, we sold 2,875,000 of our common shares. The proceeds were used to acquire an equal number of Operating Partnership units. The Operating Partnership paid all offering costs. The Operating Partnership used the net proceeds of $208.9 million to reduce outstanding borrowings under our revolving lines of credit.

Financings

In October 2012, we defeased the existing loan at The Mall at Millenia, an Unconsolidated Joint Venture, with the proceeds of a refinancing. We incurred defeasance charges of $3.2 million, $1.6 million at our beneficial share. In August 2012 and June 2012, refinancings were completed on Sunvalley and Westfarms, which are Unconsolidated Joint Ventures. See "Liquidity and Capital Resources" for more information regarding these transactions and other planned financings that are expected to affect net income in 2012 and future periods.

Center Operations

The NOI of our comparable centers in the third quarter of 2012 was up 7.4% over the same period in 2011, excluding lease cancellation income, primarily due to increased rents and net recoveries. For the nine months ended September 30, 2012, NOI excluding lease cancellation income was up 8.3% from the comparable period in 2011. We now estimate that NOI of our comparable centers, excluding lease cancellation income, will be up about 6% in 2012. Although rent is projected to contribute to the NOI growth for the remainder of the year, we anticipate volatility and seasonality of net recoveries to reduce comparable NOI growth in the next quarter. For the nine months ended September 30, 2012, we recognized our $2.2 million share of lease cancellation income. We now expect our share of lease cancellation income to be about $3 million for 2012. See “General Background and Performance Measurement – Use of Non-GAAP Measures” for the definition and discussion of NOI and see “Reconciliation of Net Income to Net Operating Income.”

Third-Party Services

We currently provide management and leasing services to Woodfield Mall in Schaumburg, Illinois. If we were no longer to be involved in the leasing and management of the shopping center, the annual impact on FFO and net income will be in the range of $0.03 to $0.04 per common share. However, there would be no impact until 2013.

Comparison of the Three Months Ended September 30, 2012 to the Three Months Ended September 30, 2011

The following table sets forth operating results for the three months ended September 30, 2012 and September 30, 2011, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

	Three Months Ended		Three Months Ended
	September 30, 2012		September 30, 2011
	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)
	(in millions)
REVENUES:
Minimum rents	$99.6	$40.0	$84.9	$38.2
Percentage rents	6.3	2.4	4.7	1.8
Expense recoveries	66.6	26.2	57.2	23.4
Management, leasing, and development services	10.2		5.1
Other	6.8	1.8	6.6	1.5
Total revenues	$189.5	$70.4	$158.6	$64.9
EXPENSES:
Maintenance, taxes, utilities, and promotion	$53.3	$18.6	$45.2	$16.4
Other operating	16.1	3.6	15.3	3.7
Management, leasing, and development services	6.2		2.9
General and administrative	9.6		7.7
Acquisition costs			1.7
Interest expense	34.9	16.6	30.1	15.6
Depreciation and amortization (2)	36.4	9.1	33.1	9.3
Total expenses	$156.5	$47.9	$135.9	$45.0
Nonoperating income	0.1		0.1	0.1
Income from continuing operations before income tax expense and equity in income of Unconsolidated Joint Ventures	33.1	$22.6	22.8	$20.0
Income tax expense	(0.7)		(0.2)
Equity in income of Unconsolidated Joint Ventures (2)	12.7		11.0
Income from continuing operations	$45.1		$33.5
Loss from discontinued operations (3)			(11.7)
Net income	$45.1		$21.9
Net income attributable to noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	(2.1)		(4.3)
TRG Series F preferred distributions			(0.6)
Noncontrolling share of income of TRG - continuing operations	(10.2)		(8.0)
Noncontrolling share of loss of TRG - discontinued operations			3.5
Distributions to participating securities of TRG	(0.4)		(0.4)
Preferred stock dividends (4)	(10.7)		(3.7)
Net income attributable to Taubman Centers, Inc. common shareowners	$21.7		$8.5

SUPPLEMENTAL INFORMATION (5):
EBITDA – 100%	$104.5	$48.3	$86.0	$44.9
EBITDA – outside partners' share	(9.3)	(21.5)	(9.5)	(20.3)
Beneficial interest in EBITDA	$95.2	$26.7	$76.5	$24.5
Beneficial interest expense	(30.7)	(8.8)	(33.7)	(8.1)
Beneficial income tax expense	(0.7)		(0.2)
Non-real estate depreciation	(0.7)		(0.6)
Preferred dividends and distributions	(10.7)		(4.3)
Funds from Operations contribution	$52.5	$18.0	$37.7	$16.4

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

(4)
Preferred dividends for the three months ended September 30, 2012 include charges of $3.3 million and $3.1 million incurred in connection with the $100 million redemption of the Series G Preferred Stock and the $87 million redemption of the Series H Preferred Stock, respectively.

(5)	See “General Background and Performance Measurement – Use of Non-GAAP Measures” for the definition and discussion of EBITDA and FFO.

(6)	Amounts in this table may not add due to rounding.

Consolidated Businesses

Total revenues for the quarter ended September 30, 2012 were $189.5 million, a $30.9 million or 19.5% increase from the comparable period in 2011. Minimum rents increased by $14.7 million primarily due to The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village, which we acquired in December 2011, and City Creek Center which opened in March 2012. Minimum rents also increased due to increases in average rent per square foot and average occupancy. Percentage rents increased primarily due to higher tenant sales. Expense recoveries increased primarily due to The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village, and City Creek Center, an increase in fixed CAM revenue and an increase in recoverable property taxes. Management, leasing, and development income increased primarily due to an incentive fee recognized in 2012 for our leasing at IFC Mall in Seoul, South Korea and an increase in revenue related to Taubman TCBL.

Total expenses were $156.5 million, a $20.6 million or 15.2% increase from the comparable period in 2011. Maintenance, taxes, utilities, and promotion expense increased primarily due to The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village, and City Creek Center as well as increased maintenance costs and property taxes at certain centers. Management, leasing, and development costs increased primarily due to Taubman TCBL. General and administrative expense increased primarily due to increased compensation expense. Interest expense increased primarily due to The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village and the November 2011 refinancing of the International Plaza loan at a fixed interest rate higher than the previous floating rate, partially offset by the impact of the August 2012 common share issuance. Depreciation expense increased primarily due to The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village and City Creek Center, partially offset by changes in depreciable lives of tenant allowances in connection with early terminations in 2011.

Unconsolidated Joint Ventures

Total revenues for the three months ended September 30, 2012 were $70.4 million, up $5.5 million or 8.5% over the comparable period in 2011. Minimum rents increased primarily due to increases in average rent per square foot and average occupancy. Expense recoveries increased due to increased expenses and fixed CAM revenue as a result of higher occupancy.

Total expenses increased by $2.9 million or 6.4%, to $47.9 million for the three months ended September 30, 2012. Maintenance, taxes, utilities and promotion expense increased primarily due to increased property taxes and maintenance costs at certain centers. Interest expense increased due to the June 2012 refinancing of Westfarms at a higher principal balance, partially offset by a lower rate, and the July 2011 refinancing of the Fair Oaks loan at a higher rate.

As a result of the foregoing, income of the Unconsolidated Joint Ventures increased by $2.6 million or 13.0% to $22.6 million for the three months ended September 30, 2012. Our equity in income of the Unconsolidated Joint Ventures was $12.7 million, a $1.7 million or 15.5% increase from the comparable period in 2011.

Net Income

Our income from continuing operations was $45.1 million for the three months ended September 30, 2012, compared to $33.5 million for the three months ended September 30, 2011. Net income was $45.1 million for the three months ended September 30, 2012 compared to $21.9 million for the three months ended September 30, 2011, with the 2011 period reflecting a $11.7 million loss from discontinued operations. After allocation of income to noncontrolling, preferred, and participating interests, the net income attributable to Taubman Centers, Inc. common shareowners for the three months ended September 30, 2012 was $21.7 million compared to $8.5 million in the comparable period in 2011.

FFO and FFO per Share

Our FFO was $70.5 million for the three months ended September 30, 2012 compared to $54.1 million for the three months ended September 30, 2011. FFO per diluted share was $0.79 in 2012 compared to $0.63 in the comparable period in 2011. Adjusted FFO in 2012, which excludes charges upon redemption of the Series G and H Preferred Stock, was $76.9 million or $0.86 per diluted share. Adjusted FFO in 2011, which excludes acquisition costs, was $55.8 million, or $0.65 per diluted share. See “General Background and Performance Measurement – Use of Non-GAAP Measures” for the definition of FFO and “Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations.”

Comparison of the Nine Months Ended September 30, 2012 to the Nine Months Ended September 30, 2011

The following table sets forth operating results for the nine months ended September 30, 2012 and September 30, 2011, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

	Nine Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2011
	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)
	(in millions)
REVENUES:
Minimum rents	$292.2	$119.2	$251.6	$115.6
Percentage rents	12.8	5.8	9.6	4.1
Expense recoveries	185.3	72.6	162.9	67.6
Management, leasing, and development services	27.4		15.4
Other	20.5	4.9	18.1	3.9
Total revenues	$538.3	$202.5	$457.6	$191.2
EXPENSES:
Maintenance, taxes, utilities, and promotion	$143.9	$52.2	$129.7	$48.9
Other operating	52.4	11.5	48.1	11.1
Management, leasing, and development services	21.7		7.5
General and administrative	28.0		23.0
Acquisition costs			1.7
Interest expense	109.1	48.1	89.5	45.2
Depreciation and amortization (2)	109.1	26.7	99.5	27.9
Total expenses	$464.1	$138.5	$399.1	$133.0
Nonoperating income	0.3	—	0.9	0.1
Income from continuing operations before income tax expense and equity in income of Unconsolidated Joint Ventures	74.4	$64.1	59.4	$58.2
Income tax expense	(1.4)		(0.4)
Equity in income of Unconsolidated Joint Ventures (2)	35.7		32.0
Income from continuing operations	$108.7		$91.0
Loss from discontinued operations (3)	—		(24.4)
Net income	$108.7		$66.6
Net income attributable to noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	(6.8)		(10.5)
TRG Series F preferred distributions			(1.8)
Noncontrolling share of income of TRG - continuing operations	(27.1)		(22.1)
Noncontrolling share of loss of TRG - discontinued operations			7.5
Distributions to participating securities of TRG	(1.2)		(1.1)
Preferred stock dividends (4)	(18.0)		(11.0)
Net income attributable to Taubman Centers, Inc. common shareowners	$55.6		$27.5

SUPPLEMENTAL INFORMATION (5):
EBITDA – 100%	$292.6	$138.9	$250.5	$131.3
EBITDA – outside partners' share	(27.1)	(62.3)	(27.0)	(59.5)
Beneficial interest in EBITDA	$265.5	$76.6	$223.4	$71.7
Beneficial interest expense	(96.5)	(25.1)	(98.5)	(23.4)
Beneficial income tax expense	(1.4)		(0.4)
Non-real estate depreciation	(2.0)		(2.0)
Preferred dividends and distributions	(18.0)		(12.8)
Funds from Operations contribution	$147.6	$51.5	$109.7	$48.3

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

(2)
Amortization of our additional basis in the Operating Partnership included in depreciation and amortization was $3.7 million in both 2012 and 2011. Also, amortization of our additional basis included in equity in income of Unconsolidated Joint Ventures was $1.5 million in both 2012 and 2011.

(3)	Includes the operations of The Pier Shops and Regency Square.

(4)
Preferred dividends for the nine months ended September 30, 2012 include charges of $3.3 million and $3.1 million incurred in connection with the $100 million redemption of the Series G Preferred Stock and the $87 million redemption of the Series H Preferred Stock, respectively.

(5)	See “General Background and Performance Measurement – Use of Non-GAAP Measures” for the definition and discussion of EBITDA and FFO.

(6)	Amounts in this table may not add due to rounding.

Consolidated Businesses

Total revenues for the nine months ended September 30, 2012 were $538.3 million, a $80.7 million or 17.6% increase from the comparable period in 2011. Minimum rents increased by $40.6 million primarily due to The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village, which we acquired in December 2011 and City Creek Center, which opened in March 2012. Minimum rents also increased due to increases in average rent per square foot and average occupancy. Percentage rents increased primarily due to higher tenant sales. Expense recoveries increased primarily due to The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village, and City Creek Center, an increase in fixed CAM revenue and an increase in expenses chargeable to net CAM tenants. Management, leasing, and development income increased primarily due to an increase in revenue related to Taubman TCBL and an incentive fee recognized in 2012 for our leasing at IFC Mall in Seoul, South Korea, partially offset by a one-time collection of past due development fees in 2011 for services provided on the Riverstone project in Songdo International Business District, Incheon, South Korea. We now expect our share of net management leasing and development income to be about $7 million in 2012. Other income increased primarily due to an increase in sponsorship revenue and income from City Creek Center.

Total expenses were $464.1 million, a $65.0 million or 16.3% increase from the comparable period in 2011. Maintenance, taxes, utilities, and promotion expense increased primarily due to The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village, and City Creek Center. Other operating expense increased primarily due to The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village and City Creek Center, an increase in center-related property management costs offset by a reduction in bad debt and pre-development costs. We now expect our share of pre-development expenses, including both U.S. and Asia, to be about $19 million, which is slightly down from our previous guidance of $21 million. Management, leasing, and development costs increased primarily due to increased costs relating to Taubman TCBL and reimbursable third-party costs. General and administrative expense increased primarily due to increased compensation expense and professional fees. We continue to expect general and administrative expense to be somewhat over $9 million for the fourth quarter of 2012. Interest expense increased primarily due to The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village and the November 2011 refinancing of the International Plaza loan at a fixed interest rate higher than the previous floating rate. Interest expense was also impacted by the July 2011 refinancing of our primary line of credit at a higher rate, partially offset by the impacts of the June 2011 and the August 2012 common share issuances. Depreciation expense increased primarily due to The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village, and City Creek Center, partially offset by changes in depreciable lives of tenant allowances in connection with early terminations in 2011. Income tax expense increased due to the level of income allocable to our taxable REIT subsidiaries and tax related to the incentive fee recognized in 2012 for leasing at IFC mall.

Unconsolidated Joint Ventures

Total revenues for the nine months ended September 30, 2012 were $202.5 million, up $11.3 million or 5.9% over the comparable period in 2011. Minimum rents increased primarily due to increases in average occupancy and average rent per square foot and increased income from temporary tenants and specialty retailers. Percentage rents increased primarily due to higher tenant sales. Expense recoveries increased due to an increase in fixed CAM revenue as a result of higher occupancy and increased expenses chargeable to net CAM tenants. Other income increased due to increased lease cancellation income and sponsorship revenue.

Total expenses increased by $5.5 million or 4.1%, to $138.5 million for the nine months ended September 30, 2012. Maintenance, taxes, utilities and promotion expense increased primarily due to increased property taxes and maintenance costs at certain centers. Interest expense increased primarily due to the July 2011 refinancing of the Fair Oaks loan at a higher rate, and the June 2012 refinancing of Westfarms at a higher principal balance, partially offset by a lower rate on the refinancing. Depreciation expense increased primarily due to an increase in depreciation on CAM assets.

As a result of the foregoing, income of the Unconsolidated Joint Ventures increased by $5.9 million or 10.1% to $64.1 million for the nine months ended September 30, 2012. Our equity in income of the Unconsolidated Joint Ventures was $35.7 million, a $3.7 million or 11.6% increase from the comparable period in 2011.

Net Income

Our income from continuing operations was $108.7 million for the nine months ended September 30, 2012, compared to $91.0 million for the nine months ended September 30, 2011. Net income was $108.7 million for the nine months ended September 30, 2012 compared to $66.6 million for the nine months ended September 30, 2011, with the 2011 period reflecting a $24.4 million loss from discontinued operations. After allocation of income to noncontrolling, preferred, and participating interests, the net income attributable to Taubman Centers, Inc. common shareowners for the nine months ended September 30, 2012 was $55.6 million compared to $27.5 million in the comparable period in 2011.

FFO and FFO per Share

Our FFO was $199.1 million for the nine months ended September 30, 2012 compared to $158.1 million for the nine months ended September 30, 2011. FFO per diluted share was $2.26 in 2012 compared to $1.88 in the comparable period in 2011. Adjusted FFO in 2012, which excludes charges upon redemption of the Series G and H Preferred Stock, was $205.6 million, or $2.33 per diluted share. Adjusted FFO in 2011, which excludes acquisition costs, was $159.8 million, or $1.90 per diluted share. See “General Background and Performance Measurement – Use of Non-GAAP Measures” for the definition of FFO and “Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations.”

Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations

	Three Months Ended September 30
	2012			2011
	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit
Net income attributable to TCO common shareowners – basic	$21.7	60,571,612	$0.36	$8.5	57,890,006	$0.15
Add impact of share-based compensation	0.2	1,453,710		0.1	1,745,551
Net income attributable to TCO common shareowners – diluted	$21.9	62,025,322	$0.35	$8.6	59,635,557	$0.14
Add depreciation of TCO’s additional basis	1.7		0.03	1.7		0.03
Net income attributable to TCO common shareowners, excluding step-up depreciation	$23.6	62,025,322	$0.38	$10.3	59,635,557	$0.17
Add:
Noncontrolling share of income of TRG - continuing operations	10.2	26,422,911		8.0	25,158,885
Noncontrolling share of loss of TRG - discontinued operations				(3.5)
Distributions to participating securities	0.4	871,262		0.4	871,262
Net income attributable to partnership unitholders and participating securities	$34.2	89,319,495	$0.38	$15.1	85,665,704	$0.18
Add (less) depreciation and amortization (1):
Consolidated businesses at 100% - continuing operations	36.4		0.41	33.1		0.39
Consolidated businesses at 100% - discontinued operations				5.4		0.06
Depreciation of TCO’s additional basis	(1.7)		(0.02)	(1.7)		(0.02)
Noncontrolling partners in consolidated joint ventures	(2.9)		(0.03)	(2.4)		(0.03)
Share of Unconsolidated Joint Ventures	5.3		0.06	5.5		0.06
Non-real estate depreciation	(0.7)		(0.01)	(0.6)		(0.01)
Less impact of share-based compensation	(0.2)		—	(0.1)		—
Funds from Operations	$70.5	89,319,495	$0.79	$54.1	85,665,704	$0.63
TCO's average ownership percentage of TRG	69.6%			69.7%
Funds from Operations attributable to TCO	$49.1		$0.79	$37.7		$0.63

Funds from Operations	$70.5	89,319,495	$0.79	$54.1	85,665,704	$0.63
Charge upon redemption of Series G and H Preferred Stock	6.4		0.07
Acquisition costs				1.7		0.02
Adjusted Funds from Operations	$76.9	89,319,495	$0.86	$55.8	85,665,704	$0.65
TCO's average ownership percentage of TRG	69.6%			69.7%
Adjusted Funds from Operations attributable to TCO	$53.5		$0.86	$38.9		$0.65

Adjusted Funds from Operations				$55.8	85,665,704	$0.65
The Pier Shops' and Regency Square's negative FFO				6.3		0.07
Adjusted Funds from Operations, excluding The Pier Shops and Regency Square				$62.1	85,665,704	$0.73
TCO's average ownership percentage of TRG				69.7%
Adjusted Funds from Operations attributable to TCO, excluding The Pier Shops and Regency Square				$43.3		$0.73

(1)	Depreciation includes $4.9 million and $4.5 million of mall tenant allowance amortization for the three months ended September 30, 2012 and 2011, respectively.

(2)	Amounts in this table may not recalculate due to rounding.

Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations

	Nine Months Ended September 30
	2012			2011
	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit
Net income attributable to TCO common shareowners – basic	$55.6	59,207,828	$0.94	$27.5	56,554,268	$0.49
Add impact of share-based compensation	0.5	1,508,690		0.3	1,582,881
Net income attributable to TCO common shareowners – diluted	$56.1	60,716,518	$0.92	$27.8	58,137,149	$0.48
Add depreciation of TCO’s additional basis	5.2		0.08	5.2		0.09
Net income attributable to TCO common shareowners, excluding step-up depreciation	$61.2	60,716,518	$1.01	$33.0	58,137,149	$0.57
Add:
Noncontrolling share of income of TRG - continuing operations	27.1	26,447,257		22.1	25,243,652
Noncontrolling share of loss of TRG - discontinued operations				(7.5)
Distributions to participating securities	1.2	871,262		1.1	871,262
Net income attributable to partnership unitholders and participating securities	$89.5	88,035,037	$1.02	$48.7	84,252,063	$0.58
Add (less) depreciation and amortization (1):
Consolidated businesses at 100% - continuing operations	109.1		1.24	99.5		1.18
Consolidated businesses at 100% - discontinued operations				9.0		0.11
Depreciation of TCO’s additional basis	(5.2)		(0.06)	(5.2)		(0.06)
Noncontrolling partners in consolidated joint ventures	(7.7)		(0.09)	(8.1)		(0.10)
Share of Unconsolidated Joint Ventures	15.8		0.18	16.4		0.19
Non-real estate depreciation	(2.0)		(0.02)	(2.0)		(0.02)
Less impact of share-based compensation	(0.5)		(0.01)	(0.3)		—
Funds from Operations	$199.1	88,035,037	$2.26	$158.1	84,252,063	$1.88
TCO's average ownership percentage of TRG	69.1%			69.1%
Funds from Operations attributable to TCO	$137.7		$2.26	$109.3		$1.88

Funds from Operations	$199.1	88,035,037	$2.26	$158.1	84,252,063	$1.88
Charge upon redemption of Series G and H Preferred Stock	6.4		0.07
Acquisition costs				1.7		0.02
Adjusted Funds from Operations	$205.6	88,035,037	$2.33	$159.8	84,252,063	$1.90
TCO's average ownership percentage of TRG	69.1%			69.1%
Adjusted Funds from Operations attributable to TCO	$142.1		$2.33	$110.5		$1.90

Adjusted Funds from Operations				$159.8	84,252,063	$1.90
The Pier Shops' and Regency Square's negative FFO				15.3		0.18
Adjusted Funds from Operations, excluding The Pier Shops and Regency Square				$175.1	84,252,063	$2.08
TCO's average ownership percentage of TRG				69.1%
Adjusted Funds from Operations attributable to TCO, excluding The Pier Shops and Regency Square				$121.1		$2.08

(1)	Depreciation includes $15.1 million and $12.8 million of mall tenant allowance amortization for the nine months ended September 30, 2012 and 2011, respectively.

(2)	Amounts in this table may not recalculate due to rounding.

Reconciliation of Net Income to Beneficial Interest in EBITDA

	Three Months Ended September 30		Nine Months Ended September 30
	(in millions)
	2012	2011	2012	2011
Net income	$45.1	$21.9	$108.7	$66.6

Add (less) depreciation and amortization:
Consolidated businesses at 100% - continuing operations	36.4	33.1	109.1	99.5
Consolidated businesses at 100% - discontinued operations		5.4		9.0
Noncontrolling partners in consolidated joint ventures	(2.9)	(2.4)	(7.7)	(8.1)
Share of Unconsolidated Joint Ventures	5.3	5.5	15.8	16.4

Add (less) interest expense and income tax expense:
Interest expense:
Consolidated businesses at 100% - continuing operations	34.9	30.1	109.1	89.5
Consolidated businesses at 100% - discontinued operations		6.4		17.4
Noncontrolling partners in consolidated joint ventures	(4.2)	(2.8)	(12.6)	(8.4)
Share of Unconsolidated Joint Ventures	8.8	8.1	25.1	23.4
Share of income tax expense	0.7	0.2	1.4	0.4

Less noncontrolling share of income of consolidated joint ventures	(2.1)	(4.3)	(6.8)	(10.5)

Beneficial interest in EBITDA	$122.0	$101.0	$342.1	$295.2

TCO's average ownership percentage of TRG	69.6%	69.7%	69.1%	69.1%

Beneficial interest in EBITDA attributable to TCO	$84.9	$70.4	$236.5	$204.1

(1)	Amounts in this table may not add due to rounding.

Reconciliation of Net Income to Net Operating Income

	Three Months Ended September 30		Nine Months Ended September 30
	(in millions)
	2012	2011	2012	2011
Net income	$45.1	$21.9	$108.7	$66.6
Add (less) depreciation and amortization:
Consolidated businesses at 100% - continuing operations	36.4	33.1	109.1	99.5
Consolidated businesses at 100% - discontinued operations		5.4		9.0
Noncontrolling partners in consolidated joint ventures	(2.9)	(2.4)	(7.7)	(8.1)
Share of Unconsolidated Joint Ventures	5.3	5.5	15.8	16.4
Add (less) interest expense and income tax expense:
Interest expense:
Consolidated businesses at 100% - continuing operations	34.9	30.1	109.1	89.5
Consolidated businesses at 100% - discontinued operations		6.4		17.4
Noncontrolling partners in consolidated joint ventures	(4.2)	(2.8)	(12.6)	(8.4)
Share of Unconsolidated Joint Ventures	8.8	8.1	25.1	23.4
Share of income tax expense	0.7	0.2	1.4	0.4
Less noncontrolling share of income of consolidated joint ventures	(2.1)	(4.3)	(6.8)	(10.5)
Add EBITDA attributable to outside partners:
EBITDA attributable to noncontrolling partners in consolidated joint ventures	9.3	9.5	27.1	27.0
EBITDA attributable to outside partners in Unconsolidated Joint Ventures	21.5	20.3	62.3	59.5
EBITDA at 100%	$152.8	$130.8	$431.5	$381.7
Add (less) items excluded from shopping center Net Operating Income:
General and administrative expenses	9.6	7.7	28.0	23.0
Management, leasing, and development services, net	(4.1)	(2.2)	(5.8)	(7.9)
Gain on sale of peripheral land				(0.5)
Interest income	(0.1)	(0.2)	(0.3)	(0.5)
Straight-line rents	(2.1)	(0.8)	(4.5)	(1.4)
Acquisition Costs		1.7		1.7
Non-center specific operating expenses and other	6.4	7.2	21.8	22.1
Net Operating Income at 100% - all centers	$162.5	$144.2	$470.7	$418.1
Less - Net Operating Income of non-comparable centers (1)	(7.5)	—	(20.2)	(1.9)
Net Operating Income at 100% - comparable centers	155.0	144.1	450.5	416.2
Lease cancellation income	(1.1)	(0.8)	(3.0)	(3.0)
Net Operating Income at 100% excluding lease cancellation income (2)	$154.0	$143.4	$447.5	$413.2

(1)	Includes City Creek Center, The Mall at Green Hills, The Gardens on El Paseo, and El Paseo Village in 2012. Includes The Pier Shops and Regency Square in 2011.

(2)
See "General Background and Performance Measurement - Use of Non-GAAP Measures" for a discussion of the use and utility of Net Operating Income excluding lease cancellation income as a performance measure.

(3)	Amounts in this table may not recalculate due to rounding.

Liquidity and Capital Resources

Our internally generated funds and distributions from operating centers and other investing activities, augmented by use of our existing revolving lines of credit, provide resources to maintain our current operations and assets and pay dividends. Generally, our need to access the capital markets is limited to refinancing debt obligations at or near maturity and funding major capital investments. From time to time, we also may access the equity markets to raise additional funds or refinance existing obligations on a strategic basis. See “Capital Spending” for more details. Market conditions may limit our sources of funds for these financing activities and our ability to refinance our debt obligations at present principal amounts, interest rates, and other terms.

We are financed with property-specific secured debt and we have three unencumbered center properties (Willow Bend, Stamford Town Center - a 50% owned Unconsolidated Joint Venture property, and City Creek Center).

As of September 30, 2012, we had a consolidated cash balance of $29.3 million. We also have secured revolving lines of credit of $650 million and $65 million, as of September 30, 2012. The availability under these facilities as of September 30, 2012, after considering then outstanding loan balances and outstanding letters of credit, was $581 million. Thirteen banks participate in our $650 million revolving line of credit and the failure of one bank to fund a draw on our line does not negate the obligation of the other banks to fund their pro-rata shares.

In October 2012, a 12-year, $350 million non-recourse refinancing was completed on The Mall at Millenia, a 50% owned Unconsolidated Joint Venture. The payments on the loan, which bears interest at an all-in rate of 4.05%, will be interest only for four years, and then amortizes principal based on 30 years. The interest-only period may be extended until the maturity date provided that the net income available for debt service equals or exceeds a certain amount for calendar year 2015. Proceeds from the refinancing were used to defease the existing $197 million, 5.46% fixed rate loan, and pay the $3.2 million, $1.6 million at our share, in defeasance charges. Excess proceeds of $150 million, $75 million at our share, were used to pay down our revolving lines of credit.

In August 2012, a 10-year, $190 million non-recourse refinancing was completed on Sunvalley, a 50% owned Unconsolidated Joint Venture. The payments on the loan, which bears interest at an all-in rate of 4.47%, are based on amortizing principal over 30 years. Proceeds from the refinancing were used to pay off the existing $114.5 million, 5.67% fixed-rate loan. A portion of excess proceeds were reserved for future capital spending and tenant allowances, and our $31.7 million share, after reserves, was used to pay down our revolving lines of credit. We also expect to refinance the $30 million Taubman Land Associates (Sunvalley entity) loan, $15 million at our beneficial share, in the fourth quarter of 2012. The loan matures in November 2012, and is prepayable without penalty at any time. Currently the loan is swapped to an effective rate of 5.95% until maturity. We expect to refinance this with a $24 million loan, $12 million at our beneficial share, 3.84% fixed rate loan.

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

Summaries of Capital Activities and Transactions for the Nine Months Ended September 30, 2012 and 2011

Operating Activities

Our net cash provided by operating activities was $244.9 million in 2012, compared to $195.6 million in 2011. See also “Results of Operations” for descriptions of 2012 and 2011 transactions affecting operating cash flows.

Investing Activities

Net cash provided by investing activities was $189.7 million in 2012, compared to $60.4 million used in investing activities in 2011. Additions to properties in 2012 related primarily to the $75 million paid upon the opening of City Creek Center, costs of the new centers under development, tenant improvements at existing centers, and other capital items. Additions to properties in 2011 related primarily to the purchase of the space vacated by Saks Fifth Avenue at Cherry Creek Shopping Center, tenant improvements at existing centers and other capital items. A tabular presentation of 2012 capital spending is shown in “Capital Spending.” Net proceeds from the sale of peripheral land were $3.7 million in 2011. There were no land sales in 2012. The timing of land sales is variable and proceeds from land sales can vary significantly from period to period. Repayments of notes receivable were $5.8 million and $1.2 million in 2012 and 2011, respectively. The amount in 2012 included the $5.1 million that was repaid by the joint venture partners at Westfarms related to their share of the litigation charges, which were paid in 2009. Restricted cash in 2012 was used to repay the $281.5 million of installment notes that were issued as part of the consideration for the acquired centers in 2011 (see "Results of Operations - Acquisitions"). In 2011, Taubman Asia made a $10.2 million loan to TCBL, Inc. related to its acquisition. Also in 2011, Taubman Asia invested $20.9 million for an interest in the new Hanam project with Shinsegae. In 2012, Taubman Asia invested $46.3 million in two projects: one in Xi'an, China and additional funds for the project in Hanam, Gyeonggi Province, South Korea (see "Capital Spending - New Developments").

Sources of cash used in funding these investing activities other than cash flows from operating activities included distributions from Unconsolidated Joint Ventures. Distributions in excess of income from Unconsolidated Joint Ventures provided $145.4 million in 2012, compared to $20.5 million in 2011. The amount in 2012 included $31.7 million and $110 million of excess proceeds from the Sunvalley and Westfarms refinancings, respectively, which were used to pay down our revolving lines of credit. The amount in 2011 included $11.1 million of excess proceeds from the Fair Oaks refinancing.

Financing Activities

Net cash used in financing activities was $429.4 million in 2012 compared to $133.0 million in 2011. Payments of debt were $204.7 million in 2012. Payments of debt and issuance costs were $137.3 million in 2011. Installment notes issued in connection with the acquisitions of centers in 2011 were repaid in February 2012. In 2012 and 2011, $208.9 million and $112.0 million, respectively, were received from issuing new shares of common stock, net of offering costs. In 2012, $10.1 million was paid in connection with incentive plans, compared to $2.1 million in 2011. In 2012, we used the $186.2 million of net proceeds from the issuance of Series J Preferred Stock to redeem the $187.0 million Series G and Series H Preferred Stock. Contributions from noncontrolling interests were $4.2 million in 2012 compared to $31.9 million in 2011, which included contributions to fund the paydown of the International Plaza loan and the purchase of the space vacated by Saks Fifth Avenue at Cherry Creek. Total dividends and distributions paid were $145.4 million and $137.4 million in 2012 and 2011, respectively.

Beneficial Interest in Debt

At September 30, 2012, the Operating Partnership's debt and its beneficial interest in the debt of its Consolidated Businesses and Unconsolidated Joint Ventures totaled $3,050.3 million, with an average interest rate of 5.04% excluding amortization of debt issuance costs and interest rate hedging costs. These costs are reported as interest expense in the results of operations. Interest expense includes non-cash amortization of premiums relating to acquisitions. On an annualized basis, this amortization of acquisition premiums is equal to 0.11% of the average all-in rate. Beneficial interest in debt includes debt used to fund development and expansion costs. Beneficial interest in construction work in progress totaled $200 million as of September 30, 2012, which includes $142.4 million of assets on which interest is being capitalized. The following table presents information about our beneficial interest in debt as of September 30, 2012:

	Amount	Interest Rate Including Spread
	(in millions)
Fixed rate debt	$2,643.3	5.24%	(1)
Floating rate debt:
Swapped through October 2012	$15.0	5.95%
Swapped through April 2018	137.5	4.10%
Swapped through August 2020	124.3	4.99%
	$276.8	4.60%	(1)

Floating month to month	130.1	1.92%	(1)
Total floating rate debt	$407.0	3.74%	(1)

Total beneficial interest in debt	$3,050.3	5.04%	(1)

Amortization of financing costs (2)		0.19%
Average all-in rate		5.23%

(1)	Represents weighted average interest rate before amortization of financing costs.

(2)	Financing costs include debt issuance costs and costs related to interest rate agreements of certain fixed rate debt.

(3)	Amounts in table may not add due to rounding.

Sensitivity Analysis

We have exposure to interest rate risk on our debt obligations and interest rate instruments. We use derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. We routinely use cap, swap, and treasury lock agreements to meet these objectives. Based on the Operating Partnership's beneficial interest in floating rate debt in effect at September 30, 2012, a one percent increase in interest rates on this floating rate debt would decrease cash flows by approximately $1.3 million and due to the effect of capitalized interest, decrease annual earnings by approximately $1.2 million. A one percent decrease in interest rates (or to zero percent for LIBOR rates that are below one percent) would increase cash flows and annual earnings by $0.3 million. Based on our consolidated debt and interest rates in effect at September 30, 2012, a one percent increase in interest rates would decrease the fair value of debt by approximately $79.9 million, while a one percent decrease in interest rates would increase the fair value of debt by approximately $83.9 million.

Loan Commitments and Guarantees

Certain loan agreements contain various restrictive covenants, including a minimum net worth requirement, a maximum leverage ratio, minimum interest coverage ratios, a minimum debt yield ratio, a maximum payout ratio on distributions, and a minimum fixed charges coverage ratio, the latter being the most restrictive. We are in compliance with all of our covenants and loan obligations at September 30, 2012. The maximum payout ratio on distributions covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain our tax status, pay preferred distributions, and for distributions related to the sale of certain assets. See “Note 5 – Beneficial Interest in Debt and Interest Expense – Debt Covenants and Guarantees” to our consolidated financial statements for more details on loan guarantees.

Cash Tender Agreement

A. Alfred Taubman has the annual right to tender units of partnership interest in the Operating Partnership and cause us to purchase the tendered interests at a purchase price based on a market valuation of TCO on the trading date immediately preceding the date of the tender. See “Note 10 – Commitments and Contingencies – Cash Tender” to our consolidated financial statements for more details.

Capital Spending

New Developments

City Creek Center, a mixed-use project in Salt Lake City, Utah, opened in March 2012. At opening, we paid $75 million to CCRI and the $25 million letter of credit that was previously issued to CCRI to secure the payment was cancelled (see "Results of Operations - Development").

Our United States development currently includes three projects that have begun construction: a new outlet mall in Chesterfield, Missouri and new regional malls in Sarasota, Florida and San Juan, Puerto Rico. We have also have made initial investments in two projects in Asia: one in Xi'an, China and a second project in Hanam, Gyeonggi Province, South Korea. Internally generated funds, excess proceeds from refinancings of maturing debt obligations, and borrowings under our revolving lines of credit would be sufficient to finance these projects, but we also expect construction loan financing to be available.

In Sarasota, the zoning is complete for The Mall at University Town Center and we have begun construction. We have finalized our agreements with the landowner, and we will each own and fund 50% of the project. We will be responsible for management, leasing and development of the center. The 0.9 million square foot center will be anchored by Saks Fifth Avenue, Macy's and Dillard's, and is expected to open in October 2014. We expect an 8% to 8.5% unlevered return on our share of the approximately $315 million total project cost.

We have begun construction on The Mall of San Juan in San Juan, Puerto Rico. The 0.6 million square foot center will be anchored by the Caribbean's first Nordstrom and Saks Fifth Avenue. In July 2012, we closed on the purchase of the land. We are targeting a late 2014 opening. The casino and hotel being developed by the landowner will connect to and are expected to open with the center. We are expecting an 8% to 8.5% unlevered return on our 80% share of the approximately $405 million total project cost.

Taubman Prestige Outlets Chesterfield, our project in the St. Louis market, is under construction. The 0.5 million square foot open-air outlet shopping center will feature more than 100 stores and the first of two phases of the project is expected to open in August 2013 with the second phase expected to open in the spring of 2014. We expect an 8% to 8.5% unlevered return on our 90% share of the approximately $150 million total project cost. The total project cost includes the construction of both phases. Due to the uncertainty of competitive activities, the overall returns could be lower by as much as 100 basis points.

In August 2012, we announced a joint-venture between Taubman TCBL and Beijing Wangfujing Department Store (Group) Co., Ltd (Wangfujing), one of China's largest department store chains. The joint venture will own a 60% controlling interest in and manage a shopping center to be located at Xi'an Saigao City Plaza, a large-scale mixed-use development in Xi'an, China. The remaining ownership of the shopping center will be held by Shaanxi Fuli Real Estate Development Co. Ltd. Anchored by a Wangfujing department store, the seven-level Xi'an shopping center is expected to feature a cinema, restaurants, and approximately 300 international and local specialty stores. It is scheduled to open in the third quarter of 2015 and is part of a 5.9 million square foot mixed-use project, which includes two hotels, a residential tower, two serviced apartment towers and an office building. We are investing in the retail portion only, which will be over 1.0 million square feet with over half of that in mall specialty stores. Taubman Asia has invested $15 million for an interest in the project. Our total anticipated investment will be somewhat over $100 million for a 30% equity interest. We are expecting a 6% to 6.5% unlevered return at stabilization. Sales growth rates are expected to be in excess of 10%. Combined with shorter lease terms than the U.S., returns on our investment are expected to equal those earned in the U.S. by the seventh or eighth year.

Later this year, we expect to announce a similar project in another second-tier city in central China. This project would partner with the same department store and a different local developer, and would have similar roles for our Company. This would be a stand-alone retail project of over one million square feet, with over half of the space devoted to specialty stores. We expect our equity ownership, size of the investment, the anticipated unlevered returns, and the growth rates will all be similar to the first project.

Due diligence is complete on a 1.7 million square foot shopping mall project in Hanam, Gyeonggi Province, South Korea (Hanam Union Square) in which Taubman Asia has partnered with Shinsegae Group (Shinsegae), South Korea's largest retailer. The center is scheduled to open in 2015. As of September 30, 2012, Taubman Asia has invested $52.1 million for an interest in the project. Our total anticipated investment including capitalized interest will be about $330 million for a 30% equity interest in the retail portion of the project. We are considering bringing in a financial partner for as much as 50% of our share. We are expecting a 7% to 7.5% unlevered return at stabilization.

2012 Capital Spending

Capital spending for routine maintenance of the shopping centers is generally recovered from tenants. Capital spending through September 30, 2012, is summarized in the following table:

	2012 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
New development projects - U.S. (2)	$151.8	$139.9
New development projects - Asia (3)			$46.3	$46.3
Existing centers:
Projects with incremental GLA or anchor replacement	3.4	3.4
Projects with no incremental GLA and other	4.5	3.8	1.7	0.9
Mall tenant allowances	17.1	16.3	5.2	2.5
Asset replacement costs recoverable from tenants	14.8	13.2	8.0	4.7
Corporate office improvements, technology, equipment, and other	1.1	1.1
Total	$192.8	$177.7	$61.2	$54.3

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

(2)	Includes the $75 million paid at opening of City Creek Center and costs related to our Sarasota, Florida; San Juan, Puerto Rico; and Chesterfield, Missouri projects.

(3)
Includes costs related to our Xi'an and Hanam projects. Asia spending is included at our beneficial interest in both the Unconsolidated Joint Ventures and Beneficial Interest in Unconsolidated Joint Ventures columns.

(4)	Amounts in this table may not add due to rounding.

For the nine months ended September 30, 2012, in addition to the costs above, we incurred our $4.2 million share of Consolidated Businesses’ and $1.2 million share of Unconsolidated Joint Ventures’ capitalized leasing costs.

The following table presents a reconciliation of the Consolidated Businesses’ capital spending shown above (on an accrual basis) to additions to properties (on a cash basis) as presented in our Consolidated Statement of Cash Flows for the nine months ended September 30, 2012:

(in millions)
Consolidated Businesses’ capital spending	$192.8
Differences between cash and accrual basis	9.1
Additions to properties	$201.9

Planned 2012 Capital Spending

The following table summarizes planned capital spending for 2012, including actual spending through September 30, 2012 and anticipated spending for the remainder of the year:

	2012 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
New development projects - U.S. (2)	$174.1	$160.0	$93.8	$48.2
New development projects - Asia (3)			101.4	101.4
Existing centers:
Projects with incremental GLA or anchor replacement	8.8	8.8
Projects with no incremental GLA and other	10.4	7.2	3.8	1.9
Mall tenant allowances	34.6	33.4	8.7	4.7
Asset replacement costs recoverable from tenants	32.7	27.8	17.7	9.6
Corporate office improvements, technology, equipment, and other	2.7	2.7
Total	$263.2	$239.9	$225.4	$165.9

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

(2)	Includes the $75 million paid at opening of City Creek Center and costs related to our Sarasota, Florida; San Juan, Puerto Rico; and Chesterfield, Missouri projects.

(3)
Includes costs related to our Xi'an and Hanam projects. Asia spending is included at our beneficial interest in both the Unconsolidated Joint Ventures Column and the Beneficial Interest in Unconsolidated Joint Ventures columns.

(4)	Amounts in this table may not add due to rounding.

Estimates of future capital spending will change as new projects are approved.

Disclosures regarding planned capital spending, including estimates regarding timing of openings, capital expenditures, occupancy, and returns on new developments are forward-looking statements and certain significant factors could cause the actual results to differ materially, including but not limited to (1) actual results of negotiations with anchors, tenants, and contractors, (2) timing and outcome of litigation and entitlement processes, (3) changes in the scope, number, and valuation of projects, (4) cost overruns, (5) timing of expenditures, (6) availability of and cost of financing and other financing considerations, (7) actual time to start construction and complete projects, (8) changes in economic climate, (9) competition from others attracting tenants and customers, (10) increases in operating costs, (11) timing of tenant openings, (12) early lease terminations and bankruptcies, and (13) fluctuations in foreign currency exchange rates.

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

On September 5, 2012, we declared a quarterly dividend of $0.4625 per common share and $0.21215278 per share on our 6.5% Series J Preferred Stock, which was paid on September 28, 2012 to shareowners of record on September 17, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in this report at Item 2 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sensitivity Analysis.”

Item 4.	Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to “Note 10 – Commitments and Contingencies” to our consolidated financial statements relating to the restaurant owners at The Pier Shops litigation. There were no material developments regarding these matters during the quarter ended September 30, 2012.

Item 1 A.	Risk Factors

There were no material changes in our risk factors previously disclosed in Part I, Item 1A. of our Form 10-K for the year ended December 31, 2011.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
10	Separation Agreement and Release, dated July 2, 2012, for David Weinert					X
12	Statement Re: Computation of Taubman Centers, Inc. Ratio of Earnings to Combined Fixed Charges and Preferred Dividends					X
31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
99	Debt Maturity Schedule					X
*101.INS	XBRL Instance Document					X
*101.SCH	XBRL Taxonomy Extension Schema Document					X
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

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

TAUBMAN CENTERS, INC.
Date:	October 29, 2012	By: /s/ Lisa A. Payne
Lisa A. Payne
Vice Chairman, Chief Financial Officer, and Director (Principal Financial Officer)