Form 10-K
period 2012-12-31
TAUBMAN CENTERS INC
filed 2013-02-25
CIK 890319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________
Commission File No. 1-11530

TAUBMAN CENTERS, INC.
(Exact name of registrant as specified in its charter)

Michigan	38-2033632
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 East Long Lake Road, Suite 300, Bloomfield Hills, Michigan	48304-2324
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code:	(248) 258-6800

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Common Stock,	New York Stock Exchange
$0.01 Par Value

6.5% Series J Cumulative	New York Stock Exchange
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒ No

The aggregate market value of the 57,367,778 shares of Common Stock held by non-affiliates of the registrant as of June 30, 2012 was $4.4 billion, based upon the closing price of $77.16 per share on the New York Stock Exchange composite tape on June 29, 2012. (For this computation, the registrant has excluded the market value of all shares of its Common Stock held by directors of the registrant and certain other shareholders; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.)  As of February 22, 2013, there were outstanding 63,346,242 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders meeting to be held in 2013 are incorporated by reference into Part III.

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

The Company

Taubman Centers, Inc. (TCO) is a Michigan corporation that operates as a self-administered and self-managed real estate investment trust (REIT). The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG) is a majority-owned partnership subsidiary of TCO that owns direct or indirect interests in all of our real estate properties. In this report, the terms "we", "us" and "our" refer to TCO, the Operating Partnership, and/or the Operating Partnership's subsidiaries as the context may require.

We own, lease, acquire, dispose of, develop, expand, and manage regional and super-regional shopping centers and interests therein. Our owned portfolio as of December 31, 2012 consisted of 24 urban and suburban shopping centers in 12 states. The Consolidated Businesses consist of shopping centers and entities that are controlled by ownership or contractual agreements, The Taubman Company LLC (Manager), and Taubman Properties Asia LLC and its subsidiaries (Taubman Asia). Shopping centers owned through joint ventures that are not controlled by us but over which we have significant influence (Unconsolidated Joint Ventures) are accounted for under the equity method. See the table on pages 22 and 23 of this report for information regarding the centers.

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

Recent Developments

For a discussion of business developments that occurred in 2012, see "Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)."

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

Business of the Company

We are engaged in the ownership, leasing, acquisition, disposition, development, expansion, and management of regional shopping centers and interests therein. We own interests in 24 centers as of December 31, 2012.

The centers:

•
are strategically located in major metropolitan areas, many in communities that are among the most affluent in the country, including Charlotte, Dallas, Denver, Detroit, Los Angeles, Miami, Nashville, New York City, Orlando, Phoenix, Salt Lake City, San Francisco, Tampa, and Washington, D.C.;

•
range in size between 236,000 and 1.6 million square feet of GLA and between 186,000 and 646,000 square feet of Mall GLA with an average of 1,100,000 and 500,000 square feet, respectively. The smallest center has approximately 60 stores, and the largest has over 200 stores with an average of 150 stores per center. Of the 24 centers, 18 are super-regional shopping centers;

•	have approximately 3,000 stores operated by their mall tenants under approximately 850 trade names;

•	have 67 anchors, operating under 14 trade names;

•
lease approximately 95% of leased Mall GLA to national chains, including subsidiaries or divisions of Forever 21 (Forever 21, For Love 21, and XXI Forever), The Gap (Gap, Gap Kids, Baby Gap, Banana Republic, Old Navy, and others), and Limited Brands (Bath & Body Works/White Barn Candle, Pink, Victoria's Secret, and others); and

•
are among the highest quality centers in the United States public regional mall industry as measured by our high portfolio average of mall tenants' sales per square foot. In 2012, our mall tenants reported average sales per square foot of $688, which is a record for our Company.

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

Our portfolio is concentrated in highly productive super-regional shopping centers. Of our 24 owned centers, 22 had annual rent rolls at December 31, 2012 over $10 million. We believe that this level of productivity is indicative of the centers' strong competitive positions and is, in significant part, attributable to our business strategy and philosophy. We believe that large shopping centers (including regional and especially super-regional shopping centers) are the least susceptible to direct competition because (among other reasons) anchors and large specialty retail stores do not find it economically attractive to open additional stores in the immediate vicinity of an existing location for fear of competing with themselves. In addition to the advantage of size, we believe that the centers' success can be attributed in part to their other physical characteristics, such as design, layout, and amenities.

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

•
seek to anticipate trends in the retailing industry and emphasize ongoing introductions of new retail concepts into our centers. Due in part to this strategy, a number of successful retail trade names have opened their first mall stores in the centers. In addition, we have brought to the centers "new to the market" retailers. We believe that the execution of this leasing strategy is an important element in building and maintaining customer loyalty and increasing mall productivity; and

•
provide innovative initiatives, including those that utilize technology and the Internet, to increase revenues, enhance the shopping experience, build customer loyalty, and increase tenant sales. Our Taubman website program connects shoppers to each of our individual center brands through desktop and mobile devices. We have a robust email program reaching our most loyal customers weekly and our social media sites offer retailers and customers an immediate geo-targeted communication vehicle.

The centers compete for retail consumer spending through diverse, in-depth presentations of predominantly fashion merchandise in an environment intended to facilitate customer shopping. Many of our centers include stores that target high-end customers, and such stores may also attract other retailers to come to the center. However, each center is individually merchandised in light of the demographics of its potential customers within convenient driving distance. When necessary, we consider rebranding existing centers in order to maximize customer loyalty, increase tenant sales, and achieve greater profitability.

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

Since 2005, an increased number of our tenants are paying a fixed Common Area Maintenance (CAM) charge, with typically a fixed increase over the term of the lease, rather than the traditional net lease structure where a tenant pays their share of CAM. This allows the retailer greater predictability of their costs. While some pricing risk has shifted to the landlord, cost savings can have a positive impact on our profitability. Approximately 74% of our tenants in 2012 (including those with gross leases or paying a percentage of their sales) effectively pay a fixed charge for CAM. As a result there is significantly less matching of CAM income with CAM expenditures, which can vary considerably from period to period.

Potential For Growth

Our principal objective is to enhance shareowner value. We seek to maximize the financial results of our core assets, while also pursuing a growth strategy that primarily has included an active new center development program. Our internally generated funds and distributions from operating centers and other investing activities, augmented by use of our existing revolving lines of credit, provide resources to maintain our current operations and assets, and pay dividends. Generally, our need to access the capital markets is limited to refinancing debt obligations at maturity and funding major capital investments. From time to time, we also may access the equity markets to raise additional funds or refinance existing obligations on a strategic basis.

Internal Growth

As noted in “Business Strategy and Philosophy” above in detail, our core business strategy is to maintain a portfolio of properties that deliver above-market profitable growth by providing targeted retailers with the best opportunity to do business in each market and targeted shoppers with the best local shopping experience for their needs.

We expect that over time a significant portion of our future growth will come from our existing core portfolio and business. We have always had a culture of intensively managing our assets and maximizing the rents from tenants.

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

In 2011, a 25,000 square foot Crate & Barrel store opened on land previously vacated by Lord & Taylor at The Shops at Willow Bend (Willow Bend). In 2012, a new 12,000 square foot Restoration Hardware opened next door at Willow Bend.

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

External Growth

We are focused on four areas of external growth: U.S. traditional center development, outlets, Asia, and acquisitions. With growth in population, we expect that there will be demand for new centers over the next 10 years. We have recently announced and/or begun construction on six shopping centers in the United States and Asia and we continue to work on and evaluate various development possibilities for additional new centers.

•	Development of New U.S. Traditional and Outlet Centers

City Creek Center, a mixed-use project in Salt Lake City, Utah, opened in March 2012. The 0.6 million square foot retail component of the center, which we own subject to a participating lease, includes Macy’s and Nordstrom as anchors. City Creek Reserve, Inc. (CCRI), an affiliate of the LDS Church, is the participating lessor and provided all of the construction financing. See “MD&A – Liquidity and Capital Resources – Capital Spending” regarding additional information on City Creek Center.

Our United States development currently includes three projects that have begun construction: a new outlet mall in Chesterfield, Missouri and new regional malls in Sarasota, Florida and San Juan, Puerto Rico. We will be responsible for the development, management, and leasing of these centers.

Taubman Prestige Outlets Chesterfield, our project in the St. Louis market, is under construction. We have a 90% ownership interest in the project and expect to open the first phase (0.3 million square feet) of the open-air outlet shopping center in August 2013.

In Sarasota, The Mall at University Town Center is under construction and we are funding our 50% share of the project. The 0.9 million square foot center will be anchored by Saks Fifth Avenue, Macy's, and Dillard's, and is expected to open in October 2014.

We have begun construction on The Mall of San Juan in San Juan, Puerto Rico and are targeting a spring 2015 opening. We have an 80% ownership interest in the 0.7 million square foot center, which will be anchored by the Caribbean's first Nordstrom and Saks Fifth Avenue. The casino and hotel being developed by the landowner will connect to and are expected to open with the center.

While we attempt to maximize external growth through the development of new centers, we also prudently manage the risks associated with development. We generally do not acquire land early in the development process. Instead, we generally acquire options on land or form partnerships with landowners holding potentially attractive development sites. We typically exercise the options only once we are prepared to begin construction. The pre-construction phase for a regional center typically extends over several years and the time to obtain anchor commitments, zoning and regulatory approvals, and public financing arrangements can vary significantly from project to project. In addition, we generally do not begin construction until a sufficient number of anchor stores or significant tenants have agreed to operate in the shopping center, such that we are confident that the projected tenant sales and rents from Mall GLA are sufficient to earn a return on invested capital in excess of our cost of capital. Having historically followed these principles, our experience indicates that, on average, less than 10% of the costs of the development of a regional shopping center will be incurred prior to the construction period. However, no assurance can be given that we will continue to be able to so limit pre-construction costs.

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

Taubman Asia is responsible for our operations and future expansion into the Asia-Pacific region, focusing on China and South Korea. Taubman Asia is engaged in projects that leverage our strong retail planning, design, and operational capabilities.

We are growing our business in Asia with a systematic approach. We provide leasing and management services for IFC Mall in Yeouido, Seoul, South Korea. In August 2012, the 0.4 million square foot mall opened 100% leased with over 100 stores.

In August 2012, we announced our first joint-venture with Beijing Wangfujing Department Store (Group) Co., Ltd (Wangfujing), one of China's largest department store chains. The joint venture will own a 60% controlling interest in and manage a shopping center to be located at Xi'an Saigao City Plaza, a large-scale mixed-use development in Xi'an, China. We will beneficially own a 30% interest in the shopping center, which is scheduled to open in 2015. The center is part of a 5.9 million square foot mixed-use project, which includes two hotels, a residential tower, two serviced apartment towers and an office building. We are investing in the retail portion only, which will be over 1.0 million square feet with over half of that in mall specialty stores.

In February 2013, we announced a second joint venture with Wangfujing. This joint venture will manage and own a 65% majority interest in Zhengzhou Vancouver Times Square, a shopping center in Zhengzhou, China. We will beneficially own a 32% interest in the 1.0 million square foot shopping center, which is scheduled to open in 2015.

In August 2012, we invested in a 1.7 million square foot shopping mall in Hanam Gyeonggi Province, South Korea in which we agreed to partner with Shinsegae Group, South Korea's largest retailer. We will beneficially own a 30% interest in the the center, which is scheduled to open in 2016.

We attempt to manage risks for our Asia developments through similar means as those mentioned previously under "Development of New U.S. Traditional and Outlet Centers". However, in Asia, our projects are expected to have lower initial rates of return at stabilization than those expected in the U.S. With the high sales growth rates in that region, we generally expect that returns on our investments are forecasted to equal those earned in the U.S. by the seventh or eighth year.

See "MD&A - Results of Operations - Taubman Asia" for further details regarding our activities in Asia.

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

In December 2012, we acquired an additional 49.9% interest in International Plaza, located in Tampa, Florida, bringing our ownership in the shopping center to 100%.

Also in December 2012, we acquired an additional 25% interest in Waterside Shops, which brought our ownership interest in the center to 50% on a pari passu basis with an affiliate of the Forbes Company.

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

The following table contains certain information regarding average mall tenant minimum rent per square foot of our Consolidated Businesses and Unconsolidated Joint Ventures at the comparable centers (centers that had been owned and open for the current and preceding year):

	2012	2011	2010	2009	2008
Average rent per square foot:
Consolidated Businesses	$47.28	$45.53	$43.63	$43.69	$43.95
Unconsolidated Joint Ventures	45.44	44.58	43.73	44.49	44.61
Combined	46.69	45.22	43.66	43.95	44.15

See “MD&A – Rental Rates and Occupancy” for information regarding opening and closing rents per square foot for our centers.

Lease Expirations

The following table shows scheduled lease expirations for mall tenants based on information available as of December 31, 2012 for the next ten years for all owned centers in operation at that date:

	Tenants 10,000 square feet or less (1)				Total (1)(2)
Lease Expiration Year	Number of Leases Expiring	Leased Area in Square Footage	Annualized Base Rent Under Expiring Leases Per Square Foot (3)	Percent of Total Leased Square Footage Represented by Expiring Leases	Number of Leases Expiring	Leased Area in Square Footage	Annualized Base Rent Under Expiring Leases Per Square Foot (3)	Percent of Total Leased Square Footage Represented by Expiring Leases
2013 (4)	212	574,363	$42.57	7.5%	219	698,902	$36.71	5.9%
2014	338	790,764	43.80	10.4%	353	1,220,593	35.61	10.2%
2015	362	937,181	43.42	12.3%	376	1,263,576	37.62	10.6%
2016	363	892,656	48.76	11.7%	375	1,254,495	38.49	10.5%
2017	340	870,464	54.51	11.4%	364	1,496,188	39.47	12.6%
2018	231	727,681	53.99	9.5%	253	1,315,753	38.53	11.0%
2019	189	566,377	56.50	7.4%	201	759,086	50.20	6.4%
2020	143	416,544	62.29	5.5%	160	861,840	43.80	7.2%
2021	220	624,593	65.86	8.2%	241	1,009,664	53.79	8.5%
2022	263	731,092	60.96	9.6%	294	1,178,471	48.14	9.9%

(1)	Excludes rents from temporary in-line tenants.

(2)
In addition to tenants with spaces 10,000 square feet or less, includes tenants with spaces over 10,000 square feet and value and outlet center anchors.  Excludes rents from regional mall anchors and temporary in-line tenants.

(3)	Weighted average of the annualized contractual rent per square foot as of the end of the reporting period.

(4)	Excludes leases that expire in 2013 for which renewal leases or leases with replacement tenants have been executed as of December 31, 2012.

We believe that the information in the table is not necessarily indicative of what will occur in the future because of several factors, but principally because of early lease terminations at the centers. For example, the average remaining term of the leases that were terminated during the period 2007 to 2012 was approximately one year. The average term of leases signed was approximately eight years during both 2012 and 2011.

In addition, mall tenants at the centers may seek the protection of the bankruptcy laws, which could result in the termination of such tenants' leases and thus cause a reduction in cash flow. In 2012, tenants representing 0.7% of leases filed for bankruptcy during the year compared to 1.5% in 2011. This statistic has ranged from 0.7% to 3.9% of leases per year over the last five years. The annual provision for losses on accounts receivable represents 0.2% of total revenues in 2012 and has ranged from 0.2% to 0.9% over the last five years.

Occupancy

Occupancy statistics include value and outlet center anchors. Comparable center statistics for 2012 exclude The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village, and City Creek Center.

	2012	2011	2010	2009	2008
All Centers:
Ending occupancy	91.8%	90.7%	90.1%	89.8%	90.5%
Average occupancy	90.3	88.8	88.8	89.4	90.5
Leased space	93.4	92.4	92.0	91.6	92.0

Comparable Centers:
Ending occupancy	91.6%	90.6%	90.1%	89.8%	90.5%
Average occupancy	90.3	88.8	88.8	89.4	90.5
Leased space	93.2	92.3	92.0	91.6	92.0

Major Tenants

No single retail company represents 10% or more of our Mall GLA or revenues. The combined operations of Forever 21 accounted for under 6% of Mall GLA as of December 31, 2012 and less than 4% of 2012 minimum rent. No other single retail company accounted for more than 4% of Mall GLA as of December 31, 2012 or 3% of 2012 minimum rent.

The following table shows the ten mall tenants who occupy the most Mall GLA at our centers and their square footage as of December 31, 2012:

Tenant	# of Stores	Square Footage	% of Mall GLA
Forever 21 (Forever 21, For Love 21, XXI Forever)	21	609,516	5.4%
The Gap (Gap, Gap Kids, Baby Gap, Banana Republic, Old Navy, and others)	48	434,172	3.8
Limited Brands (Bath & Body Works/White Barn Candle, Pink, Victoria's Secret, and others)	49	297,808	2.6
H&M	15	281,748	2.5
Abercrombie & Fitch (Abercrombie & Fitch, Hollister, and others)	34	247,931	2.2
Williams-Sonoma (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, and others)	28	214,615	1.9
Ann Taylor (Ann Taylor, Ann Taylor Loft, and others)	35	191,191	1.7
Foot Locker (Foot Locker, Lady Foot Locker, Champs Sports, Foot Action USA, and others)	42	180,936	1.6
Express (Express, Express Men)	20	167,034	1.5
Urban Outfitters (Anthropologie, Anthropologie Accessories, Free People, Urban Outfitters)	20	161,572	1.4

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

Financial Information about Geographic Areas

We have not had material revenues attributable to foreign countries in the last three years. We also do not have material long-lived assets located in foreign countries, as our investments in Asia are accounted for as equity method investments.

Personnel

We have engaged the Manager to provide real estate management, acquisition, development, leasing, and administrative services required by us and our properties in the United States. Taubman Asia Management Limited (TAM) and certain other affiliates provide similar services for third parties in China and South Korea as well as Taubman Asia.

As of December 31, 2012, the Manager, TAM, and certain other affiliates had 665 full-time employees.

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

Such factors include:

•
changes in the global, national, regional, and/or local economic and geopolitical climates. Changes such as the recent global economic and financial market downturn caused or may in the future cause, among other things, a significant tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer and business spending, and lower consumer confidence and net worth;

•
changes in mall tenant sales performance of our centers, which over the long term are the single most important determinant of revenues of the shopping centers because mall tenants provide approximately 90% of these revenues and because mall tenant sales determine the amount of rent, percentage rent, and recoverable expenses that mall tenants can afford to pay;

•	availability and cost of financing. While current interest rates are historically low, it is uncertain how long such rates will continue;

•	the public perception of the safety of customers at our shopping centers;

•	legal liabilities;

•	changes in government regulations; and

•	changes in real estate zoning and tax laws.

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

We are in a competitive business.

There are numerous shopping facilities that compete with our properties in attracting retailers to lease space. The existence of competing shopping centers could have a material adverse impact on our ability to lease space and on the level of rents that can be achieved. In addition, retailers at our properties face continued competition from shopping via the Internet, lifestyle centers, outlet malls, wholesale and discount shopping clubs, and television shopping networks. Competition of this type could adversely affect our revenues and cash available for distribution to shareowners. Further, as new technologies emerge, the relationship among customers, retailers, and shopping centers are evolving on a rapid basis and it is critical that we adapt to such new technologies and relationships on a timely basis. For example, a small but increasing number of tenants utilize our shopping centers as showrooms or as part of an omni-channel strategy (allowing customers to shop seamlessly through various sales channels). As a result, customers may make purchases during or immediately after visiting our shopping centers, with such sales not being captured currently in our tenant sales figures or monetized in our minimum or percentage rents.

We compete with other major real estate investors with significant capital for attractive investment opportunities. These competitors include other REITs, investment banking firms, and private and institutional investors. This competition may impair our ability to acquire or develop suitable properties on favorable terms in the future.

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

We actively pursue development and acquisition activities as opportunities arise, and these activities are subject to the following risks:

•
the pre-construction phase for a new project often extends over several years, and the time to obtain landowner, anchor, and tenant commitments, zoning and regulatory approvals, and public financing can vary significantly from project to project;

•
we may not be able to obtain the necessary zoning, governmental approvals, or anchor or tenant commitments for a project, or we may determine that the expected return on a project is not sufficient; if we abandon our development activities with respect to a particular project, we may incur a loss on our investment;

•	construction and other project costs may exceed our original estimates because of increases in material and labor costs, delays, and costs to obtain anchor and tenant commitments;

•	we may not be able to obtain financing or to refinance construction loans, which are generally recourse to TRG;

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

We currently have multiple projects under development in the U.S. and Asia for which we will be providing development, leasing and certain other services. Although we believe we have adequate resources and the ability to perform all responsibilities, certain risks described above may be magnified due to the higher level of activity.

Certain of our projects under development represent the retail portion of larger mixed-use projects. As a result, there may be certain additional risks associated with such projects, including:

•	Increased time to obtain necessary permits and approvals;

•	Increased uncertainty regarding shared infrastructure and common area costs; and

•	Impact on sales and performance of the retail center from delays in opening of other uses and or/the performance of such uses.

In addition, global economic and market conditions may reduce viable development and acquisition opportunities that meet our unlevered return requirements.

Our business activities and pursuit of new opportunities in Asia may pose risks.

We have offices in Hong Kong, Seoul, Beijing, and Shanghai and we are pursuing and evaluating investment opportunities in various South Korea and China markets. We have announced three joint ventures to develop shopping centers in Asia. In addition, we are currently providing leasing and management services for a retail project in Seoul, South Korea. In addition to the general risks related to development activities described in the preceding section, our international activities are subject to unique risks, including:

•	adverse effects of changes in exchange rates for foreign currencies;

•	changes in and/or difficulties in operating in foreign political environments;

•	difficulties in operating with foreign vendors and joint venture and business partners;

•
difficulties of complying with a wide variety of foreign laws including laws affecting funding, corporate governance, property ownership restrictions, development activities, operations, anti-corruption, taxes, and litigation;

•	changes in and/or difficulties in complying with applicable laws and regulations in the United States that affect foreign operations, including the Foreign Corrupt Practices Act;

•	difficulties in managing international operations, including difficulties that arise from ambiguities in contracts written in foreign languages and difficulties that arise in enforcing such contracts;

•	differing lending practices;

•	differing employment and labor issues;

•	obstacles to the repatriation of earnings and cash;

•	obstacles to hiring appropriately trained staff; and

•	differences in cultures including adapting practices and strategies that have been successful in the U.S. regional mall business to retail needs and expectations in new markets.

In regards to foreign currency, our projects in China and South Korea will require investments and may require debt financing denominated in foreign currencies, with the possibility that such investments will be greater than anticipated depending on changes in exchange rates. Similarly, these projects will generate returns on or of capital in foreign currencies that could ultimately be less than anticipated as a result of exchange rates. As part of investing in these projects, we are implementing appropriate risk management policies and practices, which may include the hedging of foreign currency risks. We cannot provide assurance that such policies and practices will be successful and/or that the applicable accounting for foreign currency hedges will be favorable to any particular period's results of operations. Foreign currency hedges could be economically beneficial to us, but could have unfavorable accounting impacts, depending on the qualification of the hedges for hedge accounting treatment.
As we expand our international activities and levels of investment, these risks could increase in significance and adversely affect our financial returns on international projects and services and overall financial condition. We have put in place policies, practices, and systems for mitigating some of these international risks, although we cannot provide assurance that we will be entirely successful in doing so.

Capital markets may limit our sources of funds for financing activities.

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

We carry liability, fire, flood, earthquake, extended coverage, and rental loss insurance on each of our properties. We believe the policy specifications and insured limits of these policies are adequate and appropriate. There are, however, some types of losses, including lease and other contract claims, which generally are not insured. If an uninsured loss or a loss in excess of insured limits occurs, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. If this happens, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property.

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

Even if we qualify as a REIT for federal income tax purposes, we will be required to pay certain federal, state, local, and foreign taxes on our income and property. For example, we will be subject to federal income tax to the extent we distribute less than 100% of our REIT taxable income, including capital gains. Moreover, if we have net income from “prohibited transactions,” that income will be subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. The determination as to whether a particular sale is a prohibited transaction depends on the facts and circumstances related to that sale. We cannot guarantee that sales of our properties would not be prohibited transactions unless we comply with certain statutory safe-harbor provisions. The need to avoid prohibited transactions could cause us to forego or defer sales of assets that non-REITs otherwise would have sold or that might otherwise be in our best interest to sell.

In addition, any net taxable income earned directly by our taxable REIT subsidiaries will be subject to federal, and state corporate income tax, and to the extent there are foreign operations certain foreign taxes. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct certain interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by the taxable REIT subsidiaries if the economic arrangements among the REIT, the REIT’s tenants, and the taxable REIT subsidiary are not comparable to similar arrangements among unrelated parties. Finally, some state, local, and foreign jurisdictions may tax some of our income even though as a REIT we are not subject to federal income tax on that income, because not all states, localities, and foreign jurisdictions follow the federal income tax treatment of REITs. To the extent that we and our affiliates are required to pay federal, state, local, and foreign taxes, we will have less cash available for distributions to our shareowners.

The lower tax rate on certain dividends from non-REIT “C” corporations may cause investors to prefer to hold stock in non-REIT “C” corporations.

Beginning with the 2013 taxable year, the maximum tax rate (including the Medicare tax surcharge of 3.8%) on certain corporate dividends received by individuals is 23.8%, up from 15% in 2012, but less than the maximum income tax rate of 39.6% applicable to ordinary income. This rate differential continues to substantially reduce the so-called "double taxation" (that is, taxation at both the corporate and shareowner levels) that applies to non-REIT "C" corporations but does not generally apply to REITs. Dividends from a REIT do not qualify for the favorable tax rate applicable to dividends from non-REIT "C" corporations unless the dividends are attributable to income that has already been subjected to the corporate income tax, such as income from a prior year that the REIT did not distribute and dividend income received by the REIT from a taxable REIT subsidiary or other fully taxable "C" corporation. Although REITs, unlike non-REIT “C” corporations, have the ability to designate certain dividends as capital gain dividends subject to the favorable rates applicable to capital gain, the application of reduced dividend rates to non-REIT “C” corporation dividends may still cause individual investors to view stock in non-REIT “C” corporations as more attractive than shares in REITs, which may negatively affect the value of our shares.

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

Under our Restated Articles of Incorporation, in general, no shareowner may own more than 8.23% (the “General Ownership Limit”) in value of our "Capital Stock" (which term refers to the common stock, preferred stock and Excess Stock, as defined below). Our Board of Directors has the authority to allow a “look through entity” to own up to 9.9% in value of the Capital Stock (Look Through Entity Limit), provided that after application of certain constructive ownership rules under the Internal Revenue Code and rules regarding beneficial ownership under the Michigan Business Corporation Act, no individual would constructively or beneficially own more than the General Ownership Limit. A look through entity is an entity (other than a qualified trust under Section 401(a) of the Internal Revenue Code, certain other tax-exempt entities described in the Articles, or an entity that owns 10% or more of the equity of any tenant from which we or TRG directly or indirectly receives or accrues rent from real property) whose beneficial owners, rather than the entity, would be treated as owning the capital stock owned by such entity.

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

A. Alfred Taubman, Robert Taubman, William Taubman, and Gayle Taubman Kalisman (Taubman Family) may be deemed under SEC rules of attribution to beneficially own 26%, 29%, 28%, and 25% of our stock that is entitled to vote on shareowner matters (Voting Stock) as of December 31, 2012. However, the combined Taubman Family ownership of Voting Stock includes 24,127,588 shares of the 25,327,699 shares of Series B Preferred Stock outstanding or 95% of the total outstanding and 1,211,275 shares of the 63,310,148 shares of common stock outstanding or 2% of the total outstanding as of December 31, 2012. The Series B Preferred Stock is convertible into shares of common stock at a ratio of 14,000 shares of Series B Preferred Stock to one share of common stock, and therefore one share of Series B Preferred Stock has a value of 1/14,000ths of the value of one share of common stock. Accordingly, the foregoing ownership of Voting Stock does not violate the ownership limitations set forth in our charter.

Members of the Taubman family have the power to vote a significant number of the shares of our capital stock entitled to vote.

Based on information contained in filings made with the SEC, as of December 31, 2012, A. Alfred Taubman and the members of his family have the power to vote approximately 29% of the outstanding shares of our common stock and our Series B Preferred Stock, considered together as a single class, and approximately 95% of our outstanding Series B preferred stock. Our shares of common stock and our Series B Preferred Stock vote together as a single class on all matters generally submitted to a vote of our shareowners, and the holders of the Series B preferred stock have certain rights to nominate up to four individuals for election to our board of directors and other class voting rights. Mr. Taubman’s son, Robert S. Taubman, serves as our Chairman of the Board, President and Chief Executive Officer. Mr. Taubman’s son, William S. Taubman, serves as our Chief Operating Officer and one of our directors. These individuals occupy the same positions with the Manager. As a result, Mr. A. Alfred Taubman and the members of his family may exercise significant influence with respect to the election of our board of directors, the outcome of any corporate transaction or other matter submitted to our shareowners for approval, including any merger, consolidation or sale of all or substantially all of our assets. In addition, because our articles of incorporation impose a limitation on the ownership of our outstanding capital stock by any person and such ownership limitation may not be changed without the affirmative vote of holders owning not less than two-thirds of the outstanding shares of capital stock entitled to vote on such matter, Mr. A. Alfred Taubman and the members of his family, as a practical matter, have the power to prevent a change in control of our company.

The market price of our common stock may fluctuate significantly.

The market price of our common stock may fluctuate significantly in response to many factors, including:

•	general market and economic conditions;

•	actual or anticipated variations in our operating results, funds from operations, cash flows, liquidity or distributions;

•	changes in our earnings estimates or those of analysts;

•	publication of research reports about us, the real estate industry generally or the regional mall industry, and recommendations by financial analysts with respect to us or other REITs;

•
adverse market reaction to the amount of our outstanding debt at any time, the amount of our maturing debt in the near and medium term and our ability to refinance such debt and the terms thereof or our plans to incur additional debt in the future;

•	the ability of our tenants to pay rent to us and meet their other obligations to us under current lease terms and our ability to re-lease space as leases expire;

•	increases in market interest rates that lead purchasers of our common stock to demand a higher dividend yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any securities we may issue or additional debt we incur in the future;

•	additions or departures of key management personnel;

•	actions by institutional shareholders;

•	adverse market reaction to the risks we are taking in relation to our new developments and capital uses;

•	speculation in the press or investment community; and

•	continuing high levels of volatility in the capital and credit markets.

Many of the factors listed above are beyond our control. These factors may cause the market price of our common stock to decline, regardless of our financial performance and condition and prospects. It is impossible to provide any assurance that the market price of our common stock will not fall in the future, and it may be difficult for holders to resell shares of our common stock at prices they find attractive, or at all.

Our shareholders will experience dilution as a result of equity offerings and they may experience further dilution if we issue additional common stock.

We issued common equity, both common shares and TRG partnership units, that had a dilutive effect on our earnings per diluted share and funds from operations per diluted share for the years ended December 31, 2012 and December 31, 2011. Additionally, we are not restricted from issuing additional shares of our common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. Any additional future issuances of common stock will reduce the percentage of our common stock owned by investors who do not participate in future issuances. In most circumstances, shareholders will not be entitled to vote on whether or not we issue additional common stock. In addition, depending on the terms and pricing of an additional offering of our common stock and the value of our properties, our shareholders may experience dilution in both the book value and fair value of their shares. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market after this offering or the perception that such sales could occur, and this could materially and adversely affect our ability to raise capital through future offerings of equity or equity-related securities.

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

Our governing documents do not limit us from incurring additional indebtedness and other liabilities; however, certain loan covenants include certain restrictions regarding future indebtedness. As of December 31, 2012, we had $3.0 billion of consolidated indebtedness outstanding, and our beneficial interest in both our consolidated debt and the debt of our unconsolidated joint ventures was $3.6 billion. We may incur additional indebtedness and become more highly leveraged, which could harm our financial position and potentially limit our cash available to pay dividends.

We may change the distribution policy for our common stock in the future.

The decision to declare and pay dividends on our common stock in the future, as well as the timing, amount, and composition of any such future dividends, will be at the sole discretion of our board of directors and will depend on our earnings, funds from operations, liquidity, financial condition, capital requirements, contractual prohibitions, or other limitations under our indebtedness and preferred shares, the annual dividend requirements under the REIT provisions of the Internal Revenue Code, state law and such other factors as our board of directors deems relevant. Further, we have regularly issued new shares of common stock as compensation to our employees, and we have periodically issued new shares pursuant to public offerings or acquisitions. Any future issuances may substantially increase the cash required to pay dividends at current or higher levels. Our actual dividend payable will be determined by our board of directors based upon the circumstances at the time of declaration. Although we have regularly paid dividends on a quarterly basis on our common and preferred stock in the past, we do not guarantee we will continue to do so in the future. Any change in our dividend policy could have a material adverse effect on the market price of our common stock.

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2. PROPERTIES.

Ownership

The following table sets forth certain information about each of the centers. The table includes only centers in operation at December 31, 2012. Centers are owned in fee other than Beverly Center (Beverly), Cherry Creek Shopping Center (Cherry Creek), City Creek Center, International Plaza, MacArthur Center, and certain outparcel land at The Mall at Green Hills, which are held under ground leases expiring between 2042 and 2104.

Certain of the centers are partially owned through joint ventures. Generally, our joint venture partners have ongoing rights with regard to the disposition of our interest in the joint ventures, as well as the approval of certain major matters.

Center	Anchors	Sq. Ft of GLA/ Mall GLA as of 12/31/12		Year Opened/ Expanded	Year Acquired	Ownership % as of 12/31/12
Consolidated Businesses:
Beverly Center	Bloomingdale’s, Macy’s	869,000		1982		100%
Los Angeles, CA		561,000

Cherry Creek Shopping Center	Macy’s, Neiman Marcus, Nordstrom	1,034,000	(1)	1990/1998		50%
Denver, CO		543,000

City Creek Center	Macy's, Nordstrom	629,000		2012		100%
Salt Lake City, UT		349,000

Dolphin Mall	Bass Pro Shops Outdoor World,	1,390,000		2001/2007		100%
Miami, FL	Bloomingdale's Outlet, Burlington Coat Factory	646,000
	Cobb Theatres, Dave & Buster's,
	Lord & Taylor Outlet, Marshalls,
	Neiman Marcus-Last Call, Off 5th Saks,
	The Sports Authority

Fairlane Town Center	JCPenney, Macy’s, Sears	1,386,000	(2)	1976/1978/		100%
Dearborn, MI		589,000		1980/2000
(Detroit Metropolitan Area)

The Gardens on El Paseo/ El Paseo Village	Saks Fifth Avenue	236,000		1998/2010	2011	100%
Palm Desert, CA		186,000

Great Lakes Crossing Outlets	AMC Theatres, Bass Pro Shops Outdoor World,	1,353,000		1998		100%
Auburn Hills, MI	Lord & Taylor Outlet, Neiman Marcus-Last Call,	534,000
(Detroit Metropolitan Area)	Off 5th Saks

The Mall at Green Hills	Dillard's, Macy's, Nordstrom	867,000		1955/2011	2011	100%
Nashville, TN		355,000

International Plaza	Dillard’s, Neiman Marcus, Nordstrom	1,203,000	(3)	2001		100%	(4)
Tampa, FL		582,000

MacArthur Center	Dillard’s, Nordstrom	932,000		1999		95%
Norfolk, VA		519,000

Northlake Mall	Belk, Dick’s Sporting Goods,	1,070,000		2005		100%
Charlotte, NC	Dillard’s, Macy’s	464,000

The Mall at Partridge Creek	Nordstrom, Carson's (formerly Parisian)	609,000		2007/2008		100%
Clinton Township, MI		375,000
(Detroit Metropolitan Area)

The Mall at Short Hills	Bloomingdale’s, Macy’s, Neiman Marcus,	1,370,000		1980/1994/		100%
Short Hills, NJ	Nordstrom, Saks Fifth Avenue	548,000		1995

Stony Point Fashion Park	Dillard’s, Dick’s Sporting Goods,	668,000		2003		100%
Richmond, VA	Saks Fifth Avenue	302,000

Twelve Oaks Mall	JCPenney, Lord & Taylor, Macy's,	1,513,000		1977/1978/		100%
Novi, MI	Nordstrom, Sears	549,000		2007/2008
(Detroit Metropolitan Area)

The Mall at Wellington Green	City Furniture & Ashley Furniture Home Store,	1,272,000		2001/2003		90%
Wellington, FL	Dillard’s, JCPenney, Macy’s, Nordstrom	459,000
(Palm Beach County)

The Shops at Willow Bend	Dillard’s, Macy’s, Neiman Marcus	1,261,000	(5)	2001/2004		100%
Plano, TX		522,000
(Dallas Metropolitan Area)

	Total GLA	17,662,000
	Total Mall GLA	8,083,000
	TRG% of Total GLA	16,971,000
	TRG% of Total Mall GLA	7,740,000

Center	Anchors	Sq. Ft of GLA/Mall GLA as of 12/31/12		Year Opened/ Expanded	Year Acquired	Ownership % as of 12/31/12
Unconsolidated Joint Ventures:
Arizona Mills	GameWorks, Harkins Cinemas,	1,220,000		1997		50%
Tempe, AZ	JCPenney Outlet, Neiman Marcus-Last Call,	551,000
(Phoenix Metropolitan Area)	Off 5th Saks

Fair Oaks	JCPenney, Lord & Taylor,	1,566,000		1980/1987/		50%
Fairfax, VA	Macy’s (two locations), Sears	562,000		1988/2000
(Washington, DC Metropolitan Area)

The Mall at Millenia	Bloomingdale’s, Macy’s, Neiman Marcus	1,118,000		2002		50%
Orlando, FL		518,000

Stamford Town Center	Macy’s, Saks Fifth Avenue	767,000	(6)	1982/2007		50%
Stamford, CT		444,000

Sunvalley	JCPenney, Macy’s (two locations), Sears	1,335,000		1967/1981	2002	50%
Concord, CA		495,000
(San Francisco Metropolitan Area)

Waterside Shops	Nordstrom, Saks Fifth Avenue	336,000		1992/2006/	2003	50%	(4)
Naples, FL		196,000		2008

Westfarms	JCPenney, Lord & Taylor, Macy’s,	1,281,000		1974/1983/		79%
West Hartford, CT	Macy’s Men’s Store/Furniture Gallery,	511,000		1997
	Nordstrom

	Total GLA	7,623,000
	Total Mall GLA	3,277,000
	TRG% of Total GLA	4,183,000
	TRG% of Total Mall GLA	1,787,000

	Grand Total GLA	25,285,000
	Grand Total Mall GLA	11,360,000
	TRG% of Total GLA	21,154,000
	TRG% of Total Mall GLA	9,527,000

(1)	GLA includes the former Saks Fifth Avenue store, which closed in March 2011.

(2)	GLA includes the former Lord & Taylor store, which closed in June 2006.

(3)	GLA includes the former Robb & Stucky store, which closed in May 2011.

(4)	In 2012, we acquired an additional 50% interest in International Plaza and an additional 25% interest in Waterside Shops.

(5)	GLA includes the former Saks Fifth Avenue store, which closed in August 2010.

(6)	In February 2013, Saks Fifth Avenue announced that it plans to close this location in early 2014.

Anchors

The following table summarizes certain information regarding the anchors at the operating centers (excluding the value and outlet centers) as of December 31, 2012:

Name	Number of Anchor Stores	12/31/12 GLA (in thousands of square feet)	% of GLA
Belk	1	180	0.8%

City Furniture and Ashley Furniture Home Store	1	140	0.7%

Dick’s Sporting Goods	2	159	0.7%

Dillard’s	7	1,522	7.1%

JCPenney (1)	6	1,096	5.1%

Lord & Taylor (2)	3	397	1.9%

Macy’s
Bloomingdale’s	3	614
Macy’s	17	3,565
Macy’s Men’s Store/Furniture Gallery	1	80
Total	21	4,259	20.0%

Neiman Marcus (3)	5	556	2.6%

Nordstrom	11	1,564	7.3%

Carson's (4)	1	116	0.5%

Saks (5)	5	373	1.7%

Sears	4	911	4.3%

Total	67	11,273	52.9%	(6)

(1)	Excludes one JCPenney Outlet store at a value center.

(2)	Excludes two Lord & Taylor Outlet stores at value and outlet centers.

(3)	Excludes three Neiman Marcus-Last Call stores at value and outlet centers.

(4)	In January 2013, the name of the Parisian store at The Mall at Partridge Creek was changed to Carson's.

(5)	Excludes three Off 5th Saks stores at value and outlet centers. Also in February 2013, Saks Fifth Avenue announced that it plans to close its store located at Stamford Town Center in early 2014.

(6)	Percentages in table may not add due to rounding.

Mortgage Debt

The following table sets forth certain information regarding the mortgages encumbering the centers as of December 31, 2012. All mortgage debt in the table below is nonrecourse to the Operating Partnership except for debt encumbering Dolphin Mall (Dolphin), Fairlane Town Center (Fairlane), and Twelve Oaks. The Operating Partnership has guaranteed the payment of all or a portion of the principal and interest on the mortgage debt of these three centers, all of which are wholly owned. See "MD&A – Liquidity and Capital Resources – Loan Commitments and Guarantees" for more information on guarantees and covenants.

Centers Consolidated in TCO’s Financial Statements	Stated Interest Rate		Principal Balance as of 12/31/12 (thousands)		Annual Debt Service (thousands)		Maturity Date		Balance Due on Maturity (thousands)	Earliest Prepayment Date
Beverly Center	5.28%		$310,468		$23,101	(1)	2/11/2014		$303,277	30 Days Notice	(2)
Cherry Creek Shopping Center (50%)	5.24%		280,000		Interest Only		6/8/2016		280,000	30 Days Notice	(2)
Dolphin Mall	LIBOR+1.75%		250,000	(3)	Interest Only		1/29/2015	(3)	250,000	2 Days Notice	(4)
El Paseo Village	4.42%	(5)	16,698	(5)	1,024	(1)	12/6/2015		15,565	30 Days Notice	(6)
Fairlane Town Center	LIBOR+1.75%		60,000	(3)	Interest Only		1/29/2015	(3)	60,000	2 Days Notice	(4)
The Gardens on El Paseo	6.10%	(7)	85,336	(7)	Interest Only		6/11/2016		81,480	30 Days Notice	(2)
Great Lakes Crossing Outlets	5.25%		126,036		10,006	(1)	3/11/2013	(8)	125,507	30 Days Notice	(2)
The Mall at Green Hills	6.89%	(9)	108,284	(9)	8,685	(1)	12/1/2013		105,045	30 Days Notice	(10)
International Plaza	4.85%		325,000		Interest Only	(11)	12/1/2021		285,503	4/1/2015	(10)
MacArthur Center (95%)	LIBOR+2.35%	(12)	130,567		7,951	(12)	9/1/2020		117,234	9/1/2015	(13)
Northlake Mall	5.41%		215,500		Interest Only		2/6/2016		215,500	30 Days Notice	(14)
The Mall at Partridge Creek	6.15%		80,222		6,031	(1)	7/6/2020		70,433	30 Days Notice	(2)
The Mall at Short Hills	5.47%		540,000		Interest Only		12/14/2015		540,000	30 Days Notice	(10)
Stony Point Fashion Park	6.24%		101,644		8,488	(1)	6/1/2014		98,585	30 Days Notice	(14)
Twelve Oaks Mall	LIBOR+1.75%		85,000	(3)	Interest Only		1/29/2015	(3)	85,000	2 Days Notice	(4)
The Mall at Wellington Green (90%)	5.44%		200,000		Interest Only		5/6/2015		200,000	30 Days Notice	(14)

Other Consolidated Secured Debt
TRG Credit Facility	LIBOR+1.40%	(15)	37,275		Interest Only		4/30/2014		37,275	At Any Time	(4)

Centers Owned by Unconsolidated Joint Ventures/TRG’s % Ownership
Arizona Mills (50%)	5.76%		169,754		12,268	(1)	7/1/2020		147,702	30 Days Notice	(2)
Fair Oaks (50%)	LIBOR+1.70%	(16)	275,000		Interest Only	(16)	7/13/2018		257,516	3 Days Notice	(17)
The Mall at Millenia (50%)	4.00%		350,000		Interest Only	(18)	10/15/2024		293,748	1/15/2013	(19)
Sunvalley (50%)	4.44%		189,262		11,471	(1)	9/1/2022		153,642	10/17/2014	(2)
Taubman Land Associates (50%)	3.84%		23,964		1,349	(1)	11/1/2022		19,001	1/11/2015	(20)
Waterside Shops (50%)	5.54%		165,000		Interest Only		10/7/2016		165,000	30 Days Notice	(21)
Westfarms (79%)	4.50%		317,877		19,457	(1)	7/1/2022		256,944	10 Days Notice	(19)

(1)	Amortizing principal based on 30 years.

(2)	No defeasance deposit required if paid within three months of maturity date.

(3)	Sub facility in $650 million secured revolving line of credit. The facility has a one-year extension option.

(4)	Prepayment can be made without penalty.

(5)	Debt includes $0.2 million of purchase accounting premium from December 2011 acquisition, which reduces the stated rate on the debt of 4.42% to an effective rate of 3.87%.

(6)	No defeasance deposit required if paid within two months of maturity date.

(7)	Debt includes $3.9 million of purchase accounting premium from December 2011 acquisition, which reduces the stated rate on the debt of 6.10% to an effective rate of 4.52%.

(8)
In January 2013, a 10-year, $225 million non-recourse refinancing was completed on Great Lakes Crossing Outlets. The payments on the loan, which bears interest at a stated rate of 3.60%, are based on amortizing principal over 30 years. The existing $126 million, 5.25% fixed rate loan, which was scheduled to mature in March 2013, was paid off and the approximately $100 million of excess proceeds were used to pay down the revolving lines of credit.

(9)	Debt includes $2.0 million of purchase accounting premium from December 2011 acquisition, which reduces the stated rate on the debt of 6.89% to an effective rate of 4.73%.

(10)
Debt may be prepaid with a prepayment penalty equal to greater of yield maintenance or 1% of principal prepaid. No prepayment penalty is due if prepaid within three months of maturity date. 30 days notice required.

(11)	The loan is interest only until January 2015 at which time monthly principal payments are due based on a 30 year amortization.

(12)	The debt is swapped to an effective rate of 4.99% to the maturity date. Amortizing principal based on a 7% interest rate and 30 year amortization.

(13)
From September 2015 through August 2017 debt may be prepaid with a prepayment penalty of 2% on principal prepaid. From September 2017 through August 2019 the prepayment penalty drops to 1% of principal prepaid, and on September 2019 it changes to 0.5% of principal prepaid until March 2020 when it can be prepaid without penalty.

(14)	No defeasance deposit required if paid within four months of maturity date.

(15)	The facility is a $65 million revolving line of credit and is secured by an indirect interest in 40% of Short Hills.

(16)
The debt is swapped to an effective rate of 4.10% thru April 2018.  The loan is interest only until August 2014 at which time monthly principal payments are due based on a 7.5% interest rate and 25 year amortization.

(17)	If loan is prepaid before mid-July 2013 the prepayment fee is 0.25% of prepaid amount. There is no prepayment thereafter.

(18)
The loan is interest only until November 2016 at which time monthly principal payments are due based on a 30 year amortization. At our option on or before April 30, 2016, provided that The Mall at Millenia meets a required NOI for calendar year 2015, the interest only period may be extended until maturity.

(19)
Debt may be prepaid with a prepayment penalty equal to greater of modified yield maintenance or 1% of principal prepaid. No prepayment penalty is due if prepaid within three months of maturity date. 10 days notice is required.

(20)	No defeasance deposit required if paid within five months of maturity date.

(21)	No defeasance deposit required if paid within six months of maturity date.

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

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

The common stock of Taubman Centers, Inc. is listed and traded on the New York Stock Exchange (Symbol: TCO). As of February 22, 2013, the 63,346,242 outstanding shares of Common Stock were held by 472 holders of record. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers, and other financial institutions. The closing price per share of the Common Stock on the New York Stock Exchange on February 22, 2013 was $77.12.

The following table presents the dividends declared on our Common Stock and the range of closing share prices of our Common Stock for each quarter of 2012 and 2011:

	Market Quotations
2012 Quarter Ended	High	Low	Dividends
March 31	$72.95	$62.03	$0.4625

June 30	78.79	70.71	0.4625

September 30	81.34	75.17	0.4625

December 31	80.42	74.61	0.4625

	Market Quotations
2011 Quarter Ended	High	Low	Dividends
March 31	$55.48	$49.96	$0.4375

June 30	60.57	53.02	0.4375

September 30	62.53	48.71	0.4375

December 31	62.71	48.27	0.4500

The restrictions on our ability to pay dividends on our Common Stock are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Dividends.”

Shareowner Return Performance Graph

The following line graph sets forth the cumulative total returns on a $100 investment in each of our Common Stock, the MSCI US REIT Index, the FTSE NAREIT Equity Retail Index, the S&P 500, and the S&P 400 MidCap Index for the period December 31, 2007 through December 31, 2012 (assuming in all cases, the reinvestment of dividends):

   COMPARISON OF CUMULATIVE TOTAL RETURN

Taubman Centers Inc.
MSCI US REIT Index
FTSE NAREIT Equity Retail Index
S&P 500
S&P 400 MidCap Index
200
190
180
170
160
150
140
130
120
110
100
90
80
70
60
50
40
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Taubman Centers Inc.	$100.00	$53.95	$81.03	$118.92	$150.92	$196.07
MSCI US REIT Index	100.00	62.03	79.78	102.50	111.41	131.20
FTSE NAREIT Equity Retail Index	100.00	51.64	65.67	87.61	98.30	124.59
S&P 500	100.00	63.00	79.67	91.68	93.61	108.59
S&P 400 MidCap Index	100.00	63.77	87.60	110.94	109.02	128.51

Note: The stock performance shown on the graph above is not necessarily indicative of future price performance.

Item 6. SELECTED FINANCIAL DATA.

The following table sets forth selected financial data and should be read in conjunction with the financial statements and notes thereto and MD&A included in this report.

	Year Ended December 31
	2012	2011	2010	2009	2008
	(in thousands)
STATEMENT OF OPERATIONS DATA:
Rents, recoveries, and other shopping center revenues	$747,974	$644,918	$626,427	$637,458	$639,058
Income from continuing operations	157,817	141,399	122,606	104,463	7,274
Discontinued operations (1)		145,999	(20,279)	(183,624)	(15,326)
Net income (loss) (2)	157,817	287,398	102,327	(79,161)	(8,052)
Net (income) loss attributable to noncontrolling interests (3)	(51,643)	(94,527)	(38,459)	25,649	(62,527)
Distributions to participating securities of TRG	(1,612)	(1,536)	(1,635)	(1,560)	(1,446)
Preferred dividends	(21,051)	(14,634)	(14,634)	(14,634)	(14,634)
Net income (loss) attributable to Taubman Centers, Inc. common shareowners	83,511	176,701	47,599	(69,706)	(86,659)
Net income (loss) per common share – diluted	1.37	3.03	0.86	(1.30)	(1.64)
Dividends declared per common share (4)	1.85	1.76	1.68	1.66	1.66
Weighted average number of common shares outstanding –basic	59,884,455	56,899,966	54,569,618	53,239,279	52,866,050
Weighted average number of common shares outstanding – diluted	61,376,444	58,529,089	55,702,813	53,986,656	52,866,050
Number of common shares outstanding at end of period	63,310,148	58,022,475	54,696,054	54,321,586	53,018,987
Ownership percentage of TRG at end of period	71%	69%	68%	67%	67%

BALANCE SHEET DATA:
Real estate before accumulated depreciation	4,246,000	4,020,954	3,528,297	3,496,853	3,699,480
Total assets	3,268,495	3,336,792	2,546,873	2,606,853	2,974,982
Total debt	2,952,030	3,145,602	2,656,560	2,691,019	2,796,821

SUPPLEMENTAL INFORMATION (5):
Funds from Operations attributable to TCO (2)(6)	197,671	285,400	160,138	144,220	81,274
Mall tenant sales (7)(8)	6,008,265	5,164,916	4,619,896	4,185,996	4,536,500
Sales per square foot (7)(8)(9)(10)	688	641	564	502	533
Number of shopping centers at end of period	24	23	23	23	23
Ending Mall GLA in thousands of square feet	11,360	11,009	10,942	10,946	10,937
Leased space (8)(11)	93.4%	92.4%	92.0%	91.6%	92.0%
Ending occupancy (8)	91.8%	90.7%	90.1%	89.8%	90.5%
Average occupancy (8)	90.3%	88.8%	88.8%	89.4%	90.5%
Average base rent per square foot (8)(9):
Consolidated businesses (8)(12)	$47.28	$45.53	$43.63	$43.69	$43.95
Unconsolidated Joint Ventures (12)	45.44	44.58	43.73	44.49	44.61
Combined (8)(12)	46.69	45.22	43.66	43.95	44.15

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

(2)
Funds from Operations (FFO) is defined and discussed in “MD&A – Results of Operations – Use of Non-GAAP Measures.” In 2012, net income and FFO include $6.4 million of charges upon redemption of Series G and H Cumulative Redeemable Preferred Stock, the $1.6 million loss on extinguishment of debt at The Mall at Millenia, and the $3.2 million PRC tax on sale of Taubman TCBL assets. See “MD&A – Results of Operations –Other Equity Transactions", “MD&A – Results of Operations –Debt Transactions" and “MD&A – Results of Operations –Taubman Asia" for further information. In 2011, net income and FFO include the gains on extinguishment of debt of $174.2 million related to the dispositions of The Pier Shops and Regency Square and $5.3 million of acquisition costs related to the acquisitions of The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village, and Taubman TCBL. See “MD&A – Results of Operations –Dispositions/Discontinued Operations" and “MD&A – Results of Operations –Acquisitions" for further information. In 2009, net loss includes and FFO excludes the $166.7 million (or $160.8 million at our share) impairment charges related to the write down of The Pier Shops and Regency Square to their fair values. In 2009, net loss and FFO include $30.4 million in charges related to the litigation settlements at Westfarms and a $2.5 million restructuring charge which primarily represented the cost of terminations of personnel. In 2008, net loss and FFO include the impairment charges of $126.3 million related to investments in our Oyster Bay and Sarasota projects.

(3)
In 2009, we adopted the requirements of ASC Topic 810 as it relates to noncontrolling interests (formerly SFAS 160). Effective at that time it was no longer required that income be allocated to these interests, at a minimum, equal to their share of distributions.

(4)
Amount excludes a special dividend of $0.1834 per share, which was declared in 2010 as a result of the taxation of capital gain incurred from a restructuring of the Company’s ownership in International Plaza, including liquidation of the Operating Partnership’s private REIT.

(5)	All statistics for periods prior to 2012 exclude The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village, and City Creek Center, except for those reported as of December 31, 2011.

(6)
Reconciliations of net income (loss) attributable to TCO common shareowners to FFO for 2012, 2011, and 2010 are provided in “MD&A – Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations.” For 2009, net loss attributable to TCO common shareowners of $69.7 million, deducting noncontrolling interests of $31.2 million and adding back depreciation and amortization of $154.3 million, impairment charges of $160.8 million, and distributions to participating securities of $1.6 million arrives at TRG’s FFO of $215.8 million, of which TCO’s share was $144.2 million. For 2008, net loss attributable to TCO common shareowners of $86.7 million, adding back depreciation and amortization of $154.8 million, noncontrolling interests of $52.7 million, and distributions to participating securities of $1.4 million arrives at TRG’s FFO of $122.2 million, of which TCO’s share was $81.3 million.

(7)	Based on reports of sales furnished by mall tenants.

(8)
Amounts in 2011, 2010, 2009, and 2008 exclude The Pier Shops and amounts in 2011, 2010, and 2009 exclude Regency Square. See “MD&A – Results of Operations –Dispositions/Discontinued Operations" for further information.

(9)	See “MD&A – Rental Rates and Occupancy” for information regarding this statistic.

(10)	For all periods presented, this amount represents sales per square foot of comparable centers, which are defined as all centers that were owned and opened for the entire current and preceding period.

(11)	Leased space comprises both occupied space and space that is leased but not yet occupied.

(12)	Amounts exclude spaces greater than 10,000 square feet.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs concerning future events and performance. Actual results may differ materially from those expected because of various risks and uncertainties. The forward-looking statements included in this report are made as of the date hereof. Except as required by law, we assume no obligation to update these forward looking statements, even if new information becomes available in the future. The following discussion should be read in conjunction with the accompanying consolidated financial statements of Taubman Centers, Inc. and the notes thereto, as well as "Risk Factors" elsewhere in this report.

General Background and Performance Measurement

Taubman Centers, Inc. (TCO) is a Michigan corporation that operates as a self-administered and self-managed real estate investment trust (REIT). The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG) is a majority-owned partnership subsidiary of TCO that owns direct or indirect interests in all of our real estate properties. In this report, the terms "we", "us", and "our" refer to TCO, the Operating Partnership, and/or the Operating Partnership's subsidiaries as the context may require. We own, manage, lease, acquire, dispose of, develop, and expand regional and super-regional shopping centers and interests therein. The Consolidated Businesses consist of shopping centers and entities that are controlled by ownership or contractual agreements, The Taubman Company LLC (Manager), and Taubman Properties Asia LLC and its subsidiaries (Taubman Asia). Shopping centers owned through joint ventures that are not controlled by us but over which we have significant influence (Unconsolidated Joint Ventures) are accounted for under the equity method.

References in this discussion to “beneficial interest” refer to our ownership or pro-rata share of the item being discussed. Also, the operations of the shopping centers are often best understood by measuring their performance as a whole, without regard to our ownership interest. Consequently, in addition to the discussion of the operations of the Consolidated Businesses, the operations of the Unconsolidated Joint Ventures are presented and discussed as a whole. The comparability of information used in measuring performance is affected by the opening of City Creek Center in March 2012, as well as the dispositions of The Pier Shops at Caesars (The Pier Shops) and Regency Square and the acquisitions of The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village in 2011. Additional "comparable center" statistics that exclude City Creek Center, The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village, The Pier Shops and Regency Square are provided to present the performance of comparable centers in our continuing operations. Comparable centers are generally defined as centers that were owned and open for the entire current and preceding period. The Pier Shops and Regency Square are excluded from all operating statistics. See “Results of Operations – Development,” "Results of Operations – Acquisitions," and “Results of Operations – Dispositions/Discontinued Operations,” for background and information on operations of these centers.

Overall Summary of Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our primary source of revenue is from the leasing of space in our shopping centers. Generally these leases are long term, with our average lease term of new leases at approximately eight years during 2012 and 2011, excluding temporary leases. Therefore general economic trends most directly impact our tenants’ sales and consequently their ability to perform under their existing lease agreements and expand into new locations as well as our ability to find new tenants for our shopping centers.

Our increase in sales per square foot growth moderated through the year and has now reached a more normalized level. For the fourth quarter of 2012, tenant sales per square foot increased 3.5% from the corresponding period in the prior year. For all of 2012, tenant sales per square foot were $688, a 7.3% increase from 2011 (see "Mall Tenant Sales and Center Revenues").

Ending occupancy was 91.6% for comparable centers at December 31, 2012, up 1.0% from 2011. We anticipate 2013 year-end occupancy will be up modestly from 2012. Rent per square foot increased 3.3% in 2012. We expect that average rents per square foot in 2013 will be up in comparison to 2012 by approximately 4% to 5%. The rents we are able to achieve are affected by economic trends and tenants’ expectations thereof, as described under “Rental Rates and Occupancy.” The spread between rents on openings and closings may not be indicative of future periods, as this statistic is not computed on comparable tenant spaces, and can vary significantly from period to period depending on the total amount, location, and average size of tenant space opening and closing in the period. Mall tenant sales, occupancy levels, and our resulting revenues are seasonal in nature (see “Seasonality").

Our analysis of our financial results begins under “Results of Operations” and we provide information about transactions that affected the periods presented or will affect operations in the future.

We have been active in developing and expanding our U.S. shopping center portfolio, including the opening of City Creek Center in 2012. We also have begun construction on our U.S. development projects, including Taubman Prestige Outlets Chesterfield, The Mall at University Town Center, and The Mall of San Juan (see "Liquidity and Capital Resources - Capital Spending - New Developments").

In 2012, we acquired an additional 49.9% interest in International Plaza as well as an additional 25% interest in Waterside Shops. The purchases of The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village were completed in 2011 (see "Results of Operations - Acquisitions").

Dispositions of The Pier Shops and Regency Square were completed in November and December of 2011, respectively. Titles to the properties were transferred to the mortgage lenders. As a result, we were relieved of our $207.2 million of debt obligations plus accrued interest associated with the properties. See “Results of Operations – Dispositions/Discontinued Operations” for further discussion.

We also describe the current status of our efforts to broaden our growth in Asia with the opening of IFC Mall in South Korea, as well as our investments in new development projects, including the retail component of Xi'an Saigao City Plaza, Zhengzhou Vancouver Times Square, and Hanam Union Square (see “Results of Operations – Taubman Asia”). In 2012, we sold assets of the Taubman TCBL business that was acquired in 2011 (see "Results of Operations - Taubman Asia").

We have certain additional sources of income beyond our rental revenues, recoveries from tenants, and revenue from management, leasing, and development services. We disclose our share of these sources of income under “Results of Operations – Other Income.” Expectations about general and administrative and pre-development expenses are discussed under "Results of Operations - Other Expenses."

We have been very active in managing our balance sheet, completing refinancings of The Mall at Millenia (Millenia), Sunvalley, Westfarms, and other financings in 2012 as outlined under “Results of Operations – Debt Transactions.”

In 2012, we redeemed the Series G and H Cumulative Redeemable Preferred Stock (Series G and H Preferred Stock), completed a preferred stock offering of $192.5 million of 6.5% Series J Cumulative Redeemable Preferred Stock (Series J Preferred Stock), and a common equity offering of 2,875,000 common shares (see "Results of Operations - Other Equity Transactions").

As information useful to understanding our results, we have described the reasons for our use of non-GAAP measures such as Beneficial Interest in EBITDA and Funds from Operations (FFO) under “Results of Operations – Use of Non-GAAP Measures.”

With all the preceding information as background, we then provide insight and explanations for variances in our financial results for 2012, 2011, and 2010 under “Comparison of 2012 to 2011” and “Comparison of 2011 to 2010.” We then discuss our application of critical accounting policies and then provide reconciliations from net income and net income allocable to common shareowners to our non-GAAP measures.

Our discussion of sources and uses of capital resources under “Liquidity and Capital Resources” begins with a brief overview of our financial position as of December 31, 2012. We then discuss our capital activities and transactions that occurred in 2012. After that, analysis of specific operating, investing, and financing activities is provided in more detail.

Specific analysis of our fixed and floating rates and periods of interest rate risk exposure is provided under “Liquidity and Capital Resources – Beneficial Interest in Debt.” Completing our analysis of our exposure to rates are the effects of changes in interest rates on our cash flows and fair values of debt contained under “Liquidity and Capital Resources – Sensitivity Analysis.” Also see “Liquidity and Capital Resources – Loan Commitments and Guarantees” for a discussion of compliance with debt covenants.

In conducting our business, we enter into various contractual obligations, including those for debt, operating leases for land and office space, purchase obligations, and other long-term commitments. Detail of these obligations, including expected settlement periods, is contained under “Liquidity and Capital Resources – Contractual Obligations.” Property-level debt represents the largest single class of obligations. Described under “Liquidity and Capital Resources – Loan Commitments and Guarantees” and “Liquidity and Capital Resources – Cash Tender Agreement and Other” are our significant guarantees and commitments.

Taubman Prestige Outlets Chesterfield, our project in the St. Louis market, is scheduled to open in August 2013. We also have development projects including The Mall at University Town Center, The Mall of San Juan, the retail component of Xi'an Saigao City Plaza, Zhengzhou Vancouver Times Square, and Hanam Union Square, all of which are expected to open over the next several years. We also provide information on our capital spending in 2012 and 2011, as well as planned capital spending for 2013 and spending scheduled for all projects through their anticipated openings (see "Liquidity and Capital Resources - Capital Spending").

Dividends and distributions are also significant uses of our capital resources. The factors considered when determining the amount of our dividends, including requirements arising because of our status as a REIT, are described under “Liquidity and Capital Resources – Dividends.”

Mall Tenant Sales and Center Revenues

Our mall tenant sales per square foot growth has moderated through the year and has now reached a more normalized level. Our mall tenants reported a 3.5% increase in sales per square foot in the fourth quarter of 2012 compared to the corresponding period in the prior year. For all of 2012, our tenant sales increased 7.3% over 2011 to a new record level for our centers of $688 per square foot.

Over the long term, the level of mall tenant sales is the single most important determinant of revenues of the shopping centers because mall tenants provide approximately 90% of these revenues and mall tenant sales determine the amount of rent, percentage rent, and recoverable expenses, excluding utilities (together, total occupancy costs) that mall tenants can afford to pay. However, levels of mall tenant sales can be considerably more volatile in the short run than total occupancy costs, and may be impacted significantly, either positively or negatively, by the success or lack of success of a small number of tenants or even a single tenant.

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

Tenant sales directly impact the amount of percentage rents certain tenants and anchors pay. The effects of increases or declines in tenant sales on our operations are moderated by the relatively minor share of total rents that percentage rents represent. Over the last five years, percentage rent as a share of total rent has ranged from 3% to 7%.

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

The following table summarizes occupancy costs, excluding utilities, for mall tenants as a percentage of mall tenant sales:

	2012	2011	2010
Mall tenant sales (in thousands)	$6,008,265	$5,164,916	$4,619,896
Sales per square foot	688	641	564

Consolidated Businesses:
Minimum rents	8.1%	8.4%	9.1%
Percentage rents	0.6	0.5	0.4
Expense recoveries	4.1	4.5	5.0
Mall tenant occupancy costs as a percentage of mall tenant sales	12.8%	13.4%	14.5%
Unconsolidated Joint Ventures:
Minimum rents	7.7%	7.9%	8.6%
Percentage rents	0.5	0.5	0.4
Expense recoveries	4.0	3.8	4.5
Mall tenant occupancy costs as a percentage of mall tenant sales	12.2%	12.2%	13.5%
Combined:
Minimum rents	8.0%	8.2%	9.0%
Percentage rents	0.5	0.5	0.4
Expense recoveries	4.2	4.3	4.7
Mall tenant occupancy costs as a percentage of mall tenant sales	12.7%	13.0%	14.1%

Rental Rates and Occupancy

As leases have expired in the centers, we have generally been able to rent the available space, either to the existing tenant or a new tenant, at rental rates that are higher than those of the expired leases. Generally, center revenues have increased as older leases rolled over or were terminated early and replaced with new leases negotiated at current rental rates that were usually higher than the average rates for existing leases. Average rent per square foot statistics reflect the contractual rental terms of the lease currently in effect and include the impact of rental concessions. In periods of increasing sales, as we are experiencing now, rents on new leases will generally tend to rise. In periods of slower growth or declining sales, rents on new leases will grow more slowly or will decline for the opposite reason, as tenants' expectations of future growth become less optimistic. Average rent per square foot in 2013 is expected to be up about 4% to 5%. Rent per square foot information for centers in our Consolidated Businesses and Unconsolidated Joint Ventures follows:

	2012 (1)	2011 (1)	2010 (1)
Average rent per square foot:
Consolidated Businesses	$47.28	$45.53	$43.63
Unconsolidated Joint Ventures	45.44	44.58	43.73
Combined	46.69	45.22	43.66
Opening base rent per square foot:
Consolidated Businesses	$56.22	$59.31	$50.69
Unconsolidated Joint Ventures	54.95	45.42	47.16
Combined	55.92	56.20	49.69
Square feet of GLA opened:
Consolidated Businesses	884,446	989,260	577,435
Unconsolidated Joint Ventures	278,651	285,919	228,075
Combined	1,163,097	1,275,179	805,510
Closing base rent per square foot:
Consolidated Businesses	$46.23	$49.27	$46.27
Unconsolidated Joint Ventures	50.50	43.98	47.20
Combined	47.33	47.93	46.52
Square feet of GLA closed:
Consolidated Businesses	868,028	1,013,284	647,982
Unconsolidated Joint Ventures	301,724	344,799	243,093
Combined	1,169,752	1,358,083	891,075
Releasing spread per square foot:
Consolidated Businesses	$9.99	$10.04	$4.42
Unconsolidated Joint Ventures	4.45	1.44	(0.04)
Combined	8.59	8.27	3.17
(1) Opening and closing statistics exclude spaces greater than 10,000 square feet.

The spread between opening and closing rents may not be indicative of future periods, as this statistic is not computed on comparable tenant spaces, and can vary significantly from period to period depending on the total amount, location, and average size of tenant space opening and closing in the period.

Mall tenant ending occupancy, average occupancy, and leased space rates are as follows:

	2012	2011	2010
Ending occupancy - all centers	91.8%	90.7%	90.1%
Ending occupancy - comparable centers	91.6	90.6	90.1
Average occupancy - all centers	90.3	88.8	88.8
Average occupancy - comparable centers	90.3	88.8	88.8
Leased space - all centers	93.4	92.4	92.0
Leased space - comparable centers	93.2	92.3	92.0

We expect 2013 year-end occupancy will be up modestly from 2012. Temporary tenant leasing continues to be strong and ended the year at about 5.0% for comparable centers compared to 4.9% in 2011 and 5.0% in 2010. Temporary tenants, defined as those with lease terms less than or equal to a year, are not included in occupancy or leased space statistics. Tenant bankruptcy filings as a percentage of the total number of tenant leases was 0.7% in 2012, compared to 1.5% in 2011, and 0.7% in 2010.

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

	2012
	Total	4th quarter	3rd quarter	2nd quarter	1st quarter
	(in thousands, except occupancy and leased space data)
Mall tenant sales (1)	$6,008,265	$1,879,341	$1,378,384	$1,396,440	$1,354,100
Revenues and gains on land sales and other nonoperating income from continuing operations:
Consolidated Businesses	748,251	209,732	189,595	179,536	169,388
Unconsolidated Joint Ventures	282,154	79,619	70,453	66,764	65,318
Occupancy:
Ending - comparable	91.6%	91.6%	90.4%	90.2%	89.5%
Average - comparable	90.3	91.3	90.2	90.0	89.6
Ending - all centers	91.8	91.8	90.4	90.1	89.5
Average - all centers	90.3	91.4	90.1	89.9	89.7
Leased Space:
Comparable	93.2%	93.2%	92.4%	92.2%	92.0%
All Centers	93.4	93.4	92.6	92.3	91.9

(1)	Based on reports of sales furnished by mall tenants.

Because the seasonality of sales contrasts with the generally fixed nature of minimum rents and recoveries, mall tenant occupancy costs (the sum of minimum rents, percentage rents, and expense recoveries, excluding utilities) as a percentage of sales are considerably higher in the first three quarters than they are in the fourth quarter.

	2012
	Total	4th quarter	3rd quarter	2nd quarter	1st quarter
Consolidated Businesses:
Minimum rents	8.1%	6.8%	8.8%	8.6%	8.7%
Percentage rents	0.6	0.9	0.5	0.2	0.5
Expense recoveries	4.1	3.9	4.7	4.3	4.0
Mall tenant occupancy costs	12.8%	11.6%	14.0%	13.1%	13.2%
Unconsolidated Joint Ventures:
Minimum rents	7.7%	6.3%	8.5%	8.5%	7.8%
Percentage rents	0.5	0.7	0.5	0.3	0.5
Expense recoveries	4.0	4.0	4.5	4.0	3.7
Mall tenant occupancy costs	12.2%	11.0%	13.5%	12.8%	12.0%
Combined:
Minimum rents	8.0%	6.7%	8.7%	8.6%	8.4%
Percentage rents	0.5	0.9	0.5	0.2	0.5
Expense recoveries	4.2	3.7	4.7	4.2	4.0
Mall tenant occupancy costs	12.7%	11.3%	13.9%	13.0%	12.9%

Results of Operations

In addition to the results and trends in our operations discussed in the preceding sections, the following sections discuss certain transactions that affected operations in the years ending 2012, 2011, and 2010, or are expected to affect operations in the future.

U.S. Development

City Creek Center, a mixed-use project in Salt Lake City, Utah, opened in March 2012. The center includes a retail component anchored by Macy’s and Nordstrom. We own 0.6 million square feet of the retail space subject to a long-term participating lease. City Creek Reserve, Inc. (CCRI), an affiliate of the LDS Church, is the participating lessor and provided all of the construction financing. We own 100% of the leasehold interest in the retail buildings and property. CCRI has an option to purchase our interest at fair value at various points in time over the term of the lease. We expect our return to be approximately 12% at stabilization on our $76 million investment, of which $75 million was paid to CCRI upon opening of the retail center.

Our United States development currently includes three projects that are under construction: Taubman Prestige Outlets Chesterfield, which is scheduled to open in August 2013, The Mall at University Town Center, and The Mall of San Juan (see "Liquidity and Capital Resources - Capital Spending - New Developments"). In addition, we have projects under development in Asia (see Taubman Asia below).

U.S. Acquisitions

In December 2012, we acquired an additional 49.9% interest in International Plaza, located in Tampa, Florida, bringing our ownership in the shopping center to 100%. The $437 million purchase price for the outside partner's interest in the consolidated joint venture that owns the center consisted of $275 million of cash and approximately $162 million of beneficial interest in debt. The excess of the purchase price over the net book value of the interest acquired has been accounted for as a reduction of our shareholder equity.

Also in December 2012, we acquired an additional 25% interest in Waterside Shops, which brought our ownership interest in the center to 50%. The acquisition of the additional interest was accomplished by purchasing an affiliate of Oregon PERS' 50% interest in the center on a pari passu basis with an affiliate of the Forbes Company. The $155 million purchase price for Oregon PERS' interest in the center consisted of $72.5 million of cash and $82.5 million of beneficial interest in debt. Our share of the consideration for the additional interest was $77.5 million, which consisted of cash and beneficial interest in debt of $36.3 million and $41.3 million, respectively. After the acquisition, we continue to recognize our investment in Waterside Shops in Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet. Our share of the difference between the purchase price and the net book value of the additional interest in the Unconsolidated Joint Venture is estimated to be $52.7 million, which has been preliminarily allocated to land, buildings, improvements, and equipment. In addition, beneficial interest in debt was increased by a $3.9 million purchase accounting premium to record the debt at fair value. The Forbes Company will continue to lease and manage the center.

    Based on the total combined consideration for the additional interests in these properties and estimates of the properties' combined net operating income (NOI) in 2013, the combined capitalization rate on the International Plaza and Waterside Shops acquisitions is about 4.6%.

In December 2011, we acquired The Mall at Green Hills in Nashville, Tennessee, and The Gardens on El Paseo and El Paseo Village in Palm Desert, California from affiliates of Davis Street Properties, LLC. The consideration for the properties was $560 million, excluding transaction costs. The consideration consisted of the assumption of $206 million of debt, $281.5 million in installment notes, and the issuance of 1.3 million of Operating Partnership units. The number of partnership units issued was determined based on a value of $55 per unit. The partnership units became eligible to be converted into common shares in December 2012. Prior to this date, holders had the ability to put the units back to us at the lesser of the current market price of Taubman Centers' common stock or $55 per share. The installment notes were secured by restricted cash, which was funded by borrowings under our revolving lines of credit, and were paid in full in February 2012. See "Note 2 - Acquisitions, Dispositions, and Development" for an allocation of the purchase price to the identifiable assets acquired and liabilities assumed at the dates of acquisition.

U.S. Dispositions/Discontinued Operations

In December 2011, the mortgage lender for Regency Square accepted a deed in lieu of foreclosure on the property. As a result, title to the property was transferred to the mortgage lender, and we were relieved of the $72.2 million of debt obligations plus accrued interest. In 2011, we recognized a $47.4 million non-cash accounting gain on extinguishment of the debt obligation representing the difference between the book value of the debt, interest payable and other obligations extinguished over the net book value of the property and other assets transferred as of the transfer date.

In November 2011, the mortgage lender for The Pier Shops completed the foreclosure on the property. As a result, title to the property was transferred to the mortgage lender and we were relieved of the $135 million of debt obligations plus accrued interest. In 2011, we recognized a $126.7 million non-cash accounting gain on extinguishment of the debt obligation representing the difference between the book value of the debt, interest payable and other obligations extinguished over the net book value of the property and other assets transferred as of the transfer date.

Financial results of The Pier Shops and Regency Square are classified in discontinued operations for all periods presented in the Consolidated Statement of Operations and Comprehensive Income.

Taubman Asia

In August 2012, IFC Mall in Yeouido, South Korea opened 100% leased with over 100 stores. We provide management and leasing services for the 0.4 million square foot mall. In 2011, we recognized the first installment of the leasing success fee and we recognized the second installment in the third quarter of 2012. We expect to recognize the final installment in 2013.

Also in August 2012, we announced a joint-venture with Beijing Wangfujing Department Store (Group) Co., Ltd (Wangfujing), one of China's largest department store chains to be located at Xi'an Saigao City Plaza (retail component of Xi'an Saigao City Plaza). As of December 31, 2012, we have invested $49.2 million in the project (see "Liquidity and Capital Resources - Capital Spending - New Developments").

In February 2013, we announced a second joint venture with Wangfujing, Zhengzhou Vancouver Times Square, a shopping center in Zhengzhou, China (see "Liquidity and Capital Resources - Capital Spending - New Developments").

In addition, in August 2012, we invested in a shopping mall project in Hanam, Gyeonggi Province, South Korea (Hanam Union Square) in which we have partnered with Shinsegae Group (Shinsegae), South Korea's largest retailer. We have invested $78.8 million as of December 31, 2012 (see "Liquidity and Capital Resources - Capital Spending - New Developments").

In December 2011, we acquired a 90% controlling interest in a Beijing-based retail real estate consultancy company in Mainland China. The new company was named Taubman TCBL and the total consideration for the transaction was $23.7 million, including $11.9 million of capital credited to the noncontrolling owners. In November 2012, we sold assets of the Taubman TCBL business to China Xintiandi, a subsidiary of Shui On Land for $15.5 million, an amount approximately equal to our investment in the business. As part of the sale, the non-controlling owners in Taubman TCBL relinquished the capital that was credited to them in connection with our 2011 acquisition of the company, including their 10% ownership interests in investments in China. In connection with the sale, we incurred the People's Republic of China (PRC) taxes of $3.2 million. We have offices in Beijing and Shanghai and the business will operate under the Taubman Asia platform. Approximately 40 employees were retained to develop our announced projects in China, as well as future investments.

Center Operations

For the year ended December 31, 2012, NOI excluding lease cancellation income was up 7.2% from 2011. We estimate that NOI of our comparable centers, excluding lease cancellation income, will be up at least 3% in 2013. We are estimating that our recoveries ratio will be roughly even with 2012. We expect increased tenant rents resulting from higher average rent per square foot with a modest increase in occupancy. See “Results of Operations – Use of Non-GAAP Measures” for the definition and discussion of NOI and see “Reconciliation of Net Income to Net Operating Income.”

Management, Leasing and Development Services

Our management and leasing services to Woodfield Mall in Schaumburg, Illinois were terminated in November 2012. We expect net management, leasing, and development income to be in the range of $6 million to $9 million in 2013, including the final leasing success fee relating to IFC Mall in 2013 and the impact of the loss of the Woodfield Mall contract.

Other Income

We have certain additional sources of income beyond our rental revenues, recoveries from tenants, and revenues from management, leasing, and development services, as summarized in the following table. Shopping center related revenues include parking, sponsorship, and other income. Lease cancellation revenue is primarily dependent on the overall economy and performance of particular retailers in specific locations and can vary significantly. In 2010, lease cancellation income was high primarily due to two large payments. Our share of lease cancellation income from continuing operations over the last five years ranged from 2011's $2.6 million to 2010’s $21.6 million. In 2013, we are currently estimating our share of lease cancellation income to be in the range of $3 million to $4 million. Gains on peripheral land sales can also vary significantly from year-to-year, depending on the results of negotiations with potential purchasers of land, as well as the economy and the timing of the transactions. In February 2013, we closed on a land sale with an approximately $0.8 million gain. We are not expecting any further sales in 2013.

	2012		2011		2010
	Consolidated Businesses	Unconsolidated Joint Ventures	Consolidated Businesses	Unconsolidated Joint Ventures	Consolidated Businesses	Unconsolidated Joint Ventures
	(Operating Partnership’s share in millions)
Other income from continuing operations:
Shopping center related revenues	$25.7	$3.1	$22.3	$2.7	$21.8	$2.8
Lease cancellation revenue	3.3	0.8	2.3	0.4	20.3	1.2
	$29.1	$3.8	$24.5	$3.1	$42.1	$4.1
Gains on land sales and other nonoperating income:
Gains on sales of peripheral land			$0.5		$2.2
Interest income	$0.3		0.7	$0.1	0.5
	$0.3		$1.2	$0.1	$2.7

(1)	Amounts in this table may not add due to rounding.

Other Expenses
Beginning in 2013, we will classify certain Asia expenses in general and administrative expense, as opposed to pre-development expense. We are moving from mainly a pursuit and third party business to one that is primarily executing investments in new projects. This is consistent with the presentation of our U.S. business.

During 2012, we incurred $39.7 million of general and administrative expenses in the U.S. Our quarterly general and administrative expense run rate is now expected to be about $13 million, including U.S. and Asia costs.

We expense all costs relating to a potential development, including payroll, until it is considered probable the project will reach a successful conclusion. In 2012, our share of such expenses was $18.4 million. In 2013, we expect our share of this pre-development expense, including that for both the U.S. and Asia, to be about $13 to $14 million.

Debt Transactions

We completed a series of debt financings in the three-year period ending December 31, 2012 as follows:

	Date	Initial Loan Balance/Facility Amount	Stated Interest Rate	Maturity Date(1)
		(in millions)
Taubman Land Associates	November 2012	$24	3.84%	November 2022
The Mall at Millenia (2)	October 2012	350	4.00%	October 2024
Sunvalley	August 2012	190	4.44%	September 2022
Westfarms	June 2012	320	4.50%	July 2022
TRG revolving credit facility	April 2012	65	LIBOR + 1.40%	April 2014
International Plaza	November 2011	325	4.85%	December 2021
Fair Oaks	July 2011	275	LIBOR + 1.70%(3)	July 2018
TRG revolving credit facility	July 2011	650	LIBOR + 1.75%	January 2015
MacArthur Center	September 2010	131	LIBOR + 2.35%(4)	September 2020
Arizona Mills	July 2010	175	5.76%	July 2020
The Mall at Partridge Creek	June 2010	83	6.15%	July 2020

(1)	Excludes any options to extend the maturities (see the footnotes to our financial statements regarding extension options).

(2)	Since the refinancing of this loan was earlier than allowed under the agreement, the joint venture incurred a $3.2 million defeasance charge, of which $1.6 million was our share.

(3)	The loan has been swapped to an effective rate of 4.10% through April 2018.

(4)	The loan is swapped to an effective rate of 4.99% for the entire term.

At December 31, 2012, borrowings under TRG’s revolving credit facility are primary obligations of the entities owning Dolphin Mall, Fairlane Town Center, and Twelve Oaks Mall, which are collateral for the revolving line of credit. In January 2013, we refinanced our existing loan on Great Lakes Crossing Outlets with a new 10-year, $225 million loan with a stated fixed rate of 3.60% (see "Liquidity and Capital Resources").

In December 2012, we assumed $162 million of additional beneficial interest in debt as part of our purchase of an additional 49.9% interest in International Plaza. We have and will continue to consolidate International Plaza in our financial statements as a result of our controlling interest in the center. Therefore, the debt of International Plaza was already presented at 100% in our consolidated balance sheet for periods prior to the acquisition. Also in December 2012, we assumed $41.3 million of additional beneficial interest in debt as part of our purchase of an additional 25% interest in the Unconsolidated Joint Venture Waterside Shops (see "Results of Operations - Acquisitions").

In December 2011, we assumed $206 million of debt in relation to the acquisition of The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village (see "Results of Operations - Acquisitions").

Other Equity Transactions

In August 2012, we issued $192.5 million of 6.5% Series J Preferred Stock. Proceeds from the issuance were used to redeem all of our $100 million 8.00% Series G Preferred Stock and $87 million 7.625% Series H Preferred Stock in September 2012. We recognized a $6.4 million charge representing the difference in the book values over the redemption amounts of the Series G and Series H Preferred Stock redeemed. This issuance and redemption will reduce our future annual preferred dividends paid by $2.1 million.

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

In June 2011, we sold 2,012,500 of our common shares. The proceeds were used to acquire an equal number of Operating Partnership units. The Operating Partnership paid all offering costs. The Operating Partnership used the net proceeds, after offering costs, of $112 million to reduce outstanding borrowings under our revolving lines of credit.

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

We may also present adjusted versions of NOI, Beneficial Interest in EBITDA, and FFO when used by management to evaluate our operating performance when certain significant items have impacted our results that affect comparability with prior or future periods due to the nature or amounts of these items. In addition to the reasons noted above for each measure, we believe the disclosure of the adjusted items is similarly useful to investors and others to understand management's view on comparability of such measures between periods. In 2012, FFO was adjusted for the charge upon redemption of our Series G and H Preferred Stock, the PRC tax on sale of assets of Taubman TCBL, and the loss on extinguishment of debt related to the refinancing of Millenia. In 2011, FFO was adjusted for the gains on extinguishment of debt related to the disposition of The Pier Shops and Regency Square, acquisition costs related to The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village, and Taubman TCBL, and our redemption of the Operating Partnership's Series F Preferred Equity. FFO was not adjusted in 2010.

Our presentations of NOI, Beneficial Interest in EBITDA, FFO, and adjusted versions of these measures, if any, are not necessarily comparable to the similarly titled measures of other REITs due to the fact that not all REITs use the same definitions. These measures should not be considered alternatives to net income or as an indicator of our operating performance. Additionally, these measures do not represent cash flows from operating, investing or financing activities as defined by GAAP. Reconciliations of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations, Net Income to Beneficial Interest in EBITDA, and Net Income to Net Operating Income are presented following “Application of Critical Accounting Policies.”

Comparison of 2012 to 2011
The following table sets forth operating results for 2012 and 2011, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

	2012		2011
	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)
	(in millions)
REVENUES:
Minimum rents	$398.3	$161.8	$342.6	$155.7
Percentage rents	28.0	10.7	20.4	9.0
Expense recoveries	258.3	102.5	229.3	95.9
Management, leasing, and development services	31.8		25.6
Other	31.6	7.1	27.1	5.8
Total revenues	$748.0	$282.1	$644.9	$266.5
EXPENSES:
Maintenance, taxes, utilities, and promotion	$201.6	$73.0	$179.1	$67.9
Other operating	73.2	14.9	67.3	14.4
Management, leasing, and development services	27.4		12.0
General and administrative	39.7		31.6
Acquisition costs			5.3
Interest expense (2)	142.6	68.8	122.3	61.0
Depreciation and amortization (3)	149.5	38.3	132.7	39.3
Total expenses	$634.0	$195.0	$550.2	$182.6
Nonoperating income	0.3	—	1.3	0.2
		$87.2		$84.0
Income from continuing operations before income tax expense and equity in income of Unconsolidated Joint Ventures	$114.3		$95.9
Income tax expense	(5.0)		(0.6)
Equity in income of Unconsolidated Joint Ventures (3)	48.5		46.1
Income from continuing operations	$157.8		$141.4
Discontinued operations(4):
Gains on extinguishment of debt			174.2
Other discontinued operations			(28.2)
Net income	157.8		287.4
Net income attributable to noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	(11.9)		(14.4)
TRG Series F preferred distributions			0.4
Noncontrolling share of income of TRG - continuing operations	(39.7)		(36.2)
Noncontrolling share of income of TRG- discontinued operations			(44.3)
Distributions to participating securities of TRG	(1.6)		(1.5)
Preferred stock dividends (5)	(21.1)		(14.6)
Net income attributable to Taubman Centers, Inc. common shareowners	$83.5		$176.7
SUPPLEMENTAL INFORMATION (6):
EBITDA - 100%	$406.4	$194.3	$528.7	$184.3
EBITDA - outside partners' share	(38.3)	(87.2)	(37.7)	(83.6)
Beneficial interest in EBITDA	$368.2	$107.0	$491.0	$100.8
Beneficial interest expense (2)	(126.0)	(35.9)	(131.6)	(31.6)
Beneficial income tax expense	(4.9)		(0.6)
Non-real estate depreciation	(2.7)		(2.6)
Preferred dividends and distributions (5)	(21.1)		(14.3)
Funds from Operations contribution	$213.5	$71.2	$341.9	$69.2

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

(2)	Includes a charge related to the early extinguishment of debt at The Mall of Millenia in October 2012 of $3.2 million, of which TRG's share is $1.6 million.

(3)
Amortization of our additional basis in the Operating Partnership included in depreciation and amortization was $4.9 million in both 2012 and 2011. Also, amortization of our additional basis included in equity in income of Unconsolidated Joint Ventures was $1.9 million in both 2012 and 2011.

(4)	Includes the operations of The Pier Shops and Regency Square.

(5)	See "Results of Operations - Other Equity Transactions" for information regarding the Preferred Stock that was redeemed during 2012.

(6)	See “Results of Operations– Use of Non-GAAP Measures” for the definition and discussion of EBITDA and FFO.

(7)	Amounts in this table may not add due to rounding.

Consolidated Businesses

Total revenues for the year ended December 31, 2012 were $748.0 million, a $103.1 million or 16.0% increase over 2011. Minimum rents increased by $55.7 million, the majority of which was due to non-comparable centers. Minimum rents also increased due to increases in average rent per square foot and average occupancy. Percentage rents increased primarily due to higher tenant sales. Expense recoveries increased primarily due to non-comparable centers, as well as an increase in fixed CAM revenue. Management, leasing, and development revenue increased primarily due to an increase in revenue related to Taubman Asia, partially offset by a one-time collection in 2011 of past due development fees for services provided in previous years on the Riverstone project in Songdo International Business District, Incheon, South Korea. Other income increased primarily due to an increase in sponsorship revenue and income from City Creek Center.

Total expenses were $634.0 million, an $83.8 million or 15.2% increase from 2011. Maintenance, taxes, utilities, and promotion expense increased due to non-comparable centers. Other operating expense increased primarily due to non-comparable centers and increased payroll expenses, and was partially offset by decreases in development charges. Management, leasing and development expenses increased primarily due to costs incurred by Taubman TCBL. General and administrative expense increased primarily due to increased compensation expense and professional fees. Interest expense increased primarily due to the non-comparable centers and the November 2011 refinancing of the International Plaza loan at a fixed interest rate higher than the previous floating rate, partially offset by the impact of lower borrowings due to the common share issuance. Depreciation expense increased primarily due to non-comparable centers, partially offset by changes in depreciable lives of tenant allowances in connection with early terminations in 2011.

In 2012, non-comparable centers contributed total operating revenues of $56.1 million, and incurred operating expenses, excluding interest, depreciation, and amortization, of $26.4 million. In 2011, non-comparable centers (excluding Regency and the Pier Shops) contributed total operating revenues of $0.9 million, and incurred operating expenses of $0.2 million.

Nonoperating income decreased by $1.0 million in 2012. There were no land sales in 2012, compared to $0.5 million in 2011. Income tax expense increased primarily as a result of the PRC tax on sale of assets of Taubman TCBL.

Unconsolidated Joint Ventures

Total revenues for the year ended December 31, 2012 were $282.1 million, a $15.6 million or 5.9% increase from 2011. Minimum rents increased primarily due to increases in average rent per square foot and average occupancy. Expense recoveries increased due to increased expenses and fixed CAM revenue as a result of higher occupancy, as well as higher property taxes. This was partially offset by a property tax refund received in the prior year.

Total expenses increased by $12.4 million or 6.8%, to $195.0 million for the year ended December 31, 2012. Maintenance, taxes, utilities, and promotion expense increased primarily due to increased property taxes and maintenance costs at certain centers, as well as the property tax refund received in the prior year. Interest expense increased due to the October 2012 refinancing of the Mall at Millenia which included the charge on the early extinguishment of its debt, the August 2012 refinancing of Sunvalley, the June 2012 refinancing of Westfarms, all at higher principal balances, and the July 2011 refinancing of the Fair Oaks loan at a higher rate.

As a result of the foregoing, income of the Unconsolidated Joint Ventures increased by $3.2 million to $87.2 million. Our equity in income of the Unconsolidated Joint Ventures was $48.5 million, a $2.4 million increase from 2011.

Net Income

Income from continuing operations increased by $16.4 million for the year ended December 31, 2012. The income from discontinued operations in 2011 included $174.2 million of gains on extinguishment of debt relating to the Pier Shops and Regency. Net income decreased by $129.6 million to $157.8 million from 2011 due to the 2011 gains on extinguishment of debt. After allocation of income to noncontrolling and preferred interests, the net income attributable to common shareowners for 2012 was $83.5 million compared to $176.7 million in 2011.

FFO and FFO per Share

Our FFO was $284.7 million for 2012 compared to $411.1 million for 2011. FFO per diluted share was $3.21 in 2012 compared to $4.86 in 2011. Adjusted FFO in 2012, which excludes charges upon redemption of the Series G and H Preferred Stock, the PRC tax on sale of assets of Taubman TCBL, and the loss on extinguishment of debt related to the Millenia refinancing was $295.8 million in 2012 compared to $240.0 million for 2011. Adjusted FFO in 2011 excludes acquisition costs, the Series F Preferred Equity redemption and the gains on extinguishment of debt. See “Results of Operations – Use of Non-GAAP Measures” for the definition of FFO and “Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations.”

Comparison of 2011 to 2010

The following table sets forth operating results for 2011 and 2010, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

	2011		2010
	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)
	(in millions)
REVENUES:
Minimum rents	$342.6	$155.7	$327.6	$155.4
Percentage rents	20.4	9.0	13.1	6.6
Expense recoveries	229.3	95.9	225.1	100.6
Management, leasing, and development services	25.6		16.1
Other	27.1	5.8	44.6	7.8
Total revenues	$644.9	$266.5	$626.4	$270.4

EXPENSES:
Maintenance, taxes, utilities, and promotion	$179.1	$67.9	$177.7	$73.2
Other operating	67.3	14.4	57.4	14.4
Management, leasing, and development services	12.0		8.3
General and administrative	31.6		30.2
Acquisition Costs	5.3
Interest expense	122.3	61.0	132.4	63.8
Depreciation and amortization (2)	132.7	39.3	145.3	38.2
Total expenses	$550.2	$182.6	$551.2	$189.7

Nonoperating income	1.3	0.2	2.7	—
		$84.0		$80.7
Income from continuing operations before income tax expense and equity in income of Unconsolidated Joint Ventures	$95.9		$77.9
Income tax expense	(0.6)		(0.7)
Equity in income of Unconsolidated Joint Ventures (2)	46.1		45.4
Income from continuing operations	$141.4		$122.6
Discontinued operations (3):
Gain on extinguishment of debt	174.2
Discontinued operations	(28.2)		(20.3)
Net income (loss)	287.4		102.3
Net (income) loss attributable to noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures from continuing operations	(14.4)		(9.8)
TRG Series F preferred distributions (4)	0.4		(2.5)
Noncontrolling share of income from continuing operations of TRG	(36.2)		(32.8)
Noncontrolling share of loss from discontinued operations of TRG	(44.3)		6.6
Distributions to participating securities of TRG	(1.5)		(1.6)
Preferred stock dividends	(14.6)		(14.6)
Net income (loss) attributable to Taubman Centers, Inc. common shareowners	$176.7		$47.6

SUPPLEMENTAL INFORMATION (5):
EBITDA - 100%	$528.7	$184.3	$364.2	$182.7
EBITDA - outside partners' share	(37.7)	(83.6)	(41.5)	(82.1)
Beneficial interest in EBITDA	$491.0	$100.8	$322.7	$100.7
Beneficial interest expense	(131.6)	(31.6)	(131.5)	(33.1)
Beneficial income tax expense	(0.6)		(0.7)
Non-real estate depreciation	(2.6)		(3.7)
Preferred dividends and distributions (4)	(14.3)		(17.1)
Funds from Operations contribution	$341.9	$69.2	$169.7	$67.6

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

(3)	Includes the operations of The Pier Shops and Regency Square.

(4)	See "Results of Operations - Other Equity Transactions" for information regarding the Preferred Equity that was redeemed during 2011.

(5)	See “Results of Operations– Use of Non-GAAP Measures” for the definition and discussion of EBITDA and FFO.

(6)	Amounts in this table may not add due to rounding.

Consolidated Businesses

Total revenues for the year ended December 31, 2011 were $644.9 million, an $18.5 million or 3.0% decrease over 2010. Minimum rents increased by $15.0 million primarily due to an increase in rent per square foot due to tenant rollovers and lower rent relief. Percentage rents increased due to higher tenant sales. Expense recoveries increased primarily due to an increase in certain recoverable expenses and an increase in fixed CAM revenue. Management, leasing, and development revenue increased by $9.5 million to $25.6 million due to an incentive fee recognized in 2011 for our leasing progress at IFC Mall, Seoul, South Korea, along with a one-time collection of past due development fees for services provided in previous years on the Riverstone project in Songdo International Business District, Incheon, South Korea. Other income decreased primarily due to lower lease cancellation income.

Total expenses were $550.2 million, a $1.0 million or 0.2% decrease from 2010. Maintenance, taxes, utilities, and promotion expense increased primarily due to increased maintenance costs and marketing and promotion expenses, partially offset by decreased property taxes at certain centers. Other operating expense increased primarily due to increases in pre-development activities including costs related to the outlet joint venture formed in 2010 and costs related to our Asia pipeline. In 2011, we incurred our $22.7 million share of pre-development activities. Management, leasing, and development expense increased due to costs related to City Creek Center, which opened in March 2012, and costs of our services in South Korea. General and administrative expense increased primarily due to increases in travel and compensation expenses. In 2011, we incurred $5.3 million in costs related to the acquisitions of Taubman TCBL and The Mall at Green Hills and The Gardens on El Paseo and El Paseo Village (see "Results of Operations - Acquisitions"). Interest expense decreased primarily due to the change in interest rate on the International Plaza loan to a floating rate during the period the loan was extended. Depreciation expense was high in 2010 primarily due to changes in depreciable lives of tenant allowances in connection with early terminations. Depreciation in 2010 was also impacted by shortened useful lives of certain assets at one center as part of a construction project to build a new theater.

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

As a result of the foregoing, income of the Unconsolidated Joint Ventures increased by $3.3 million million to $84.0 million. Our equity in income of the Unconsolidated Joint Ventures was $46.1 million, a $0.7 million increase from 2010.

Net Income

Income from continuing operations increased by $18.8 million for the year ended December 31, 2011. The income from discontinued operations in 2011 includes $174.2 million of gains on extinguishment of debt. Excluding these gains, the loss on discontinued operations increased by $7.9 million in 2010. Net income increased by $185.1 million to $287.4 million, primarily due to the gains on extinguishment of debt. After allocation of income to noncontrolling and preferred interests, the net income allocable to common shareowners for 2011 was $176.7 million compared to $47.6 million in 2010.

FFO and FFO per Share

Our FFO was $411.1 million for 2011 compared to $237.3 million for 2010. FFO per diluted share was $4.86 in 2011 compared to $2.86 in 2010. Adjusted FFO in 2011, which excludes acquisition costs, the Series F Preferred Equity redemption and the gains on extinguishment of debt, was $240.0 million in 2011 compared to $237.3 million for 2010. See "Results of Operations - Use of Non-GAAP Measures" for the definition of FFO and "Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations."

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

No impairment charges were recognized in 2012, 2011 or 2010. As of December 31, 2012, the consolidated net book value of our properties was $2.9 billion, representing over 85% of our consolidated assets. We also have varying ownership percentages in the properties of Unconsolidated Joint Ventures with a total combined net book value of $0.7 billion. These amounts include certain development costs that are described in the policy that follows.

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

Direct and indirect costs that are clearly related to the acquisition, development, construction, and improvement of properties are capitalized. Compensation costs are allocated based on actual time spent on a project. Costs incurred on real estate for ground leases, property taxes, insurance, and interest costs for qualifying assets are capitalized during periods in which activities necessary to get the property ready for its intended use are in progress.

Many factors in the development of a shopping center are beyond our control, including (1) changes in the national, regional, global, and/or local economic climates, (2) competition from other shopping centers, stores, clubs, mailings, and the Internet, (3) availability and cost of financing, (4) changes in regulations, laws, and zoning, and (5) decisions made by third parties, including anchors. These factors could cause our assessment of the probability of a development project reaching a successful conclusion to change. If a project subsequently was considered less than probable of reaching a successful conclusion, a charge against operations for previously capitalized development costs would occur.

As of December 31, 2012, our beneficial interest in construction work in process was $213.5 million, representing our share of capitalized project costs for our current U.S. and Asia development projects (See "Liquidity and Capital Resources - Capital Spending"). We also had a $46.7 million balance of capitalized development pre-construction costs as of December 31, 2012, which consists primarily of approximately $40 million of land and site improvements relating to our Oyster Bay project. The balance also includes land for future development in Atlanta, Georgia.

Pre-development charges in 2012, 2011, and 2010 were $18.4 million, $22.7 million, and $16.0 million, respectively. Of these amounts, $0.2 million, $3.1 million, and $0.3 million related to projects with land under option in each of the respective periods.

We capitalized payroll costs of $5.9 million in connection with construction and development projects in 2012. Capitalized payroll costs were immaterial for 2011 and 2010.

Valuation of Accounts and Notes Receivable

Rents and expense recoveries from tenants are our principal source of income; they represent approximately 90% of our revenues. In generating this income, we will routinely have accounts receivable due from tenants. The collectibility of tenant receivables is affected by bankruptcies, changes in the economy, and the ability of the tenants to perform under the terms of their lease agreements. While we estimate potentially uncollectible receivables and provide for them through charges against income, actual experience may differ from those estimates. Also, if a tenant were not able to perform under the terms of its lease agreement, receivable balances not previously provided for may be required to be charged against operations. Bad debt expense was less than 1% of total revenues in 2012, while bankruptcy filings affected 0.7% of tenant leases during the year. The annual provision for losses on accounts receivable represents 0.2% of total revenues in 2012 and has ranged from 0.2% to 0.9% over the last five years.

Notes receivable at December 31, 2012 totaled $9.5 million, of which $8.5 million is a short-term note related to the disposition of assets of Taubman TCBL (see "Note 6 – Accounts and Notes Receivable"). Valuation of the recoverability of notes receivable is dependent on management’s estimates of the collectibility of contractual principal and interest payments, which are inherently judgmental.

Valuation of Deferred Tax Assets

We currently have deferred tax assets, reflecting the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Our temporary differences primarily relate to deferred compensation, net operating loss carryforwards and depreciation. We reduce our deferred tax assets through valuation allowances to the amount where realization is more likely than not assured, considering all available evidence, including expected future taxable earnings. Expected future taxable earnings require certain significant judgments and estimates, including those relating to our management company's profitability, the timing and amounts of gains on land sales, the profitability of our Asian operations, and other factors affecting the results of operations of our taxable REIT subsidiaries. Changes in any of these factors could cause our estimates of the realization of deferred tax assets to change materially. As of December 31, 2012, we had a net federal, state, and foreign deferred tax asset of $3.7 million, after a valuation allowance of $1.0 million.

Valuations for Acquired Property and Intangibles

Upon acquisition of an investment property, including that of an additional interest in an asset already partially owned (unless it was already consolidated), we make an assessment of the valuation and composition of assets and liabilities acquired. These assessments consider fair values of the respective assets and liabilities and are determined based on estimated future cash flows using appropriate discount and capitalization rates and other commonly accepted valuation techniques. The estimated future cash flows that are used for this analysis reflect the historical operations of the property, known trends and changes expected in current market and economic conditions which would impact the property’s operations, and our plans for such property. These estimates of cash flows and valuations are particularly important for the recording of the acquisition at fair value, and allocation of purchase price between land, building and improvements, and other identifiable intangibles. In December 2012, we acquired an additional 25% interest in Waterside Shops. Our share of the difference between the purchase price and the net book value of the additional interest in the Unconsolidated Joint Venture that owns Waterside Shops has been preliminarily allocated to the venture's land, buildings, improvements, and equipment, as well as its mortgage debt. In 2011, we acquired The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village. See "Note 2 - Acquisitions, Dispositions, and Development" for allocations of the purchase price to the identifiable assets acquired and liabilities assumed at the dates of acquisitions.

Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations

	2012			2011			2010
	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit
Net income attributable to TCO common shareowners	$83.5	59,884,455	$1.39	$176.7	56,899,966	$3.11	$47.6	54,569,618	$0.87
Add impact of share-based compensation	0.7	1,491,989		0.9	1,629,123		0.3	1,133,195
Net income attributable to TCO common shareowners - diluted	$84.2	61,376,444	1.37	$177.6	58,529,089	$3.03	$47.9	55,702,813	$0.86
Add depreciation of TCO’s additional basis	6.9		0.11	6.9		0.12	6.9		0.12
Net income attributable to TCO common shareowners, excluding step-up depreciation	$91.1	61,376,444	$1.48	$184.5	58,529,089	$3.15	$54.8	55,702,813	$0.98
Add:
Noncontrolling share of income of TRG - continuing operations	39.7	26,421,801		36.2	25,259,643		32.8	26,301,349
Noncontrolling share of income (loss) of TRG - discontinued operations				44.3			(6.6)
Distributions to participating securities	1.6	871,262		1.5	871,262		1.6	871,262
Net income attributable to partnership unitholders and participating securities	$132.4	88,669,507	$1.49	$266.6	84,659,994	$3.15	$82.7	82,875,424	$1.00
Add (less) depreciation and amortization (1):
Consolidated businesses at 100% - continuing operations	149.5		1.69	132.7		1.57	145.3		1.75
Consolidated businesses at 100% - discontinued operations				10.3		0.12	8.6		0.10
Depreciation of TCO’s additional basis	(6.9)		(0.08)	(6.9)		(0.08)	(6.9)		(0.08)
Noncontrolling partners in consolidated joint ventures	(9.7)		(0.11)	(11.2)		(0.13)	(10.5)		(0.13)
Share of Unconsolidated Joint Ventures	22.7		0.26	23.1		0.27	22.2		0.27
Non-real estate depreciation	(2.7)		(0.03)	(2.6)		(0.03)	(3.7)		(0.04)
Less impact of share-based compensation	(0.7)		(0.01)	(0.9)		(0.01)	(0.3)		—
Funds from Operations	$284.7	88,669,507	$3.21	$411.1	84,659,994	$4.86	$237.3	82,875,424	$2.86
TCO's average ownership percentage of TRG	69.4%			69.3%			67.5%
Funds from Operations attributable to TCO	$197.7		$3.21	$285.4		$4.86	$160.1		$2.86

Funds from Operations	284.7	88,669,507	$3.21	$411.1	84,659,994	$4.86	$237.3	82,875,424	$2.86
Series G and H Preferred Stock redemption charges	6.4		0.07
Early extinguishment of debt on The Mall at Millenia	1.6		0.02
PRC taxes on sale of Taubman TCBL assets	3.2		0.04
Acquisition costs				5.3		0.06
Series F Preferred Equity redemption				(2.2)		(0.03)
Gains on extinguishment of debt				(174.2)		(2.06)
Adjusted Funds from Operations	$295.8	88,669,507	$3.34	$240.0	84,659,994	$2.84	$237.3	82,875,424	$2.86
TCO's average ownership percentage of TRG	69.4%			69.3%			67.5%
Adjusted Funds from Operations attributable to TCO	$205.4		$3.34	$166.9		$2.84	$160.1		$2.86

(1)	Depreciation from continuing and discontinued operations includes $21.5 million, $17.6 million, and $14.4 million of mall tenant allowance amortization for the 2012, 2011, and 2010, respectively.

(2)	Amounts in this table may not recalculate due to rounding.

Discontinued Operations of The Pier Shops and Regency Square: Reconciliations of Net Operating Income to Net Income (Loss)

	2011	2010
(in millions)
		100%	TRG%	Outside Partner’s Share
The Pier Shops (1), (2):
NOI	$(0.8)	$4.2	$0.9	$3.4
Interest expense	(14.2)	(15.0)	(11.6)	(3.4)
Adjusted FFO	$(15.0)	$(10.7)	$(10.7)	$—
Gain on extinguishment of debt	126.7
Depreciation and amortization	(7.6)	(6.6)	(6.6)
Net income (loss)	$104.2	$(17.4)	$(17.4)	$—

Regency Square (2):
NOI	$4.4	$4.5
Interest expense	(7.3)	(5.4)
Adjusted FFO	$(2.9)	$(0.9)
Gain on extinguishment of debt	47.4
Depreciation and amortization	(2.7)	(2.0)
Net income (loss)	$41.8	$(2.9)

(1)
We had a controlling, 77.5% ownership interest in The Pier Shops prior to the foreclosure on the property in November 2011. However, beginning in 2010, we allocated 100% of the losses and negative FFO impact of The Pier Shops' operations to TRG's unitholders in order to maintain the equity balance of The Pier Shops' 22.5% outside partner at zero. Prior to 2011, our presentation of these results included an allocation of 22.5% of The Pier Shops' interest expense and an equal amount of NOI to the outside partner (effectively, a net zero allocation of the net loss and negative FFO impact). In 2011, the presentation was simplified to allocate all components of net income to TRG's unitholders.

(2)
Although we had stopped funding cash shortfalls of The Pier Shops and Regency Square, we continued to record the operations of these centers until titles for both properties were transferred to the mortgage lenders and the loan obligations were extinguished in the fourth quarter of 2011 (see "Results of Operations - Dispositions/Discontinued Operations").

(3)	Amounts in this table may not add due to rounding.

Reconciliation of Net Income to Beneficial Interest in EBITDA

	2012	2011	2010
	(in millions, except as indicated)
Net income	$157.8	$287.4	$102.3
Add (less) depreciation and amortization:
Consolidated businesses at 100% - continuing operations	149.5	132.7	145.3
Consolidated businesses at 100% - discontinued operations		10.3	8.6
Noncontrolling partners in consolidated joint ventures	(9.7)	(11.2)	(10.5)
Share of Unconsolidated Joint Ventures	22.7	23.1	22.2

Add (less) interest expense and income tax expense:
Interest expense:
Consolidated businesses at 100% - continuing operations	142.6	122.3	132.4
Consolidated businesses at 100% - discontinued operations		21.4	20.3
Noncontrolling partners in consolidated joint ventures	(16.6)	(12.2)	(21.2)
Share of unconsolidated joint ventures	35.9	31.6	33.1
Share of income tax expense (1)	4.9	0.6	0.7

Less noncontrolling share of income of consolidated joint ventures	(11.9)	(14.4)	(9.8)

Beneficial interest in EBITDA	$475.2	$591.8	$423.4

TCO’s average ownership percentage of TRG	69.4%	69.3%	67.5%

Beneficial interest in EBITDA allocable to TCO	$329.9	$410.5	$285.7

(1)	Includes $3.2 million of PRC taxes in connection with the sale of assets of the Taubman TCBL business.

(2)	Amounts in this table may not add due to rounding.

Reconciliation of Net Income to Net Operating Income

	2012	2011	2010
	(in millions)
Net income	$157.8	$287.4	$102.3
Add (less) depreciation and amortization:
Consolidated businesses at 100% - continuing operations	149.5	132.7	145.3
Consolidated businesses at 100% - discontinued operations		10.3	8.6
Noncontrolling partners in consolidated joint ventures	(9.7)	(11.2)	(10.5)
Share of Unconsolidated Joint Ventures	22.7	23.1	22.2

Add (less) interest expense and income tax expense:
Interest expense:
Consolidated businesses at 100% - continuing operations	142.6	122.3	132.4
Consolidated businesses at 100% - discontinued operations		21.4	20.3
Noncontrolling partners in consolidated joint ventures	(16.6)	(12.2)	(21.2)
Share of Unconsolidated Joint Ventures	35.9	31.6	33.1
Share of income tax expense (1)	4.9	0.6	0.7

Less noncontrolling share of income of consolidated joint ventures	(11.9)	(14.4)	(9.8)

Add EBITDA attributable to outside partners:
EBITDA attributable to noncontrolling partners in consolidated joint ventures	38.3	37.7	41.5
EBITDA attributable to outside partners in Unconsolidated Joint Ventures	87.2	83.6	82.1

EBITDA at 100%	$600.7	$713.0	$547.0

Add (less) items excluded from shopping center Net Operating Income:
General and administrative expenses	39.7	31.6	30.2
Management, leasing, and development services, net	(4.4)	(13.6)	(7.9)
Acquisition costs		5.3
Gains on extinguishment of debt		(174.2)
Gains on sales of peripheral land		(0.5)	(2.2)
Interest income	(0.3)	(0.9)	(0.6)
Straight-line of rents	(6.5)	(2.5)	(2.7)
Non-center specific operating expenses and other	31.4	33.0	24.3
Net Operating Income at 100% - all centers	$660.5	$591.2	$588.2
Less - Net Operating Income of non-comparable centers (2)	(29.7)	(4.1)	(8.4)
Net Operating Income at 100% - comparable centers	$630.8	$587.1	$579.8
Lease cancellation income	(4.9)	(3.2)	(23.5)
Net Operating Income at 100% - comparable centers excluding lease cancellation income (3)	$625.9	$583.9	$556.3

(1)	Includes $3.2 million of PRC taxes in connection with the sale of assets of the Taubman TCBL business.

(2)
Includes City Creek Center, The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village in 2012. Includes The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village, The Pier Shops, and Regency Square in 2011. Includes The Pier Shops and Regency in 2010.

(3)	See "Results of Operations - Use of Non-GAAP Measures" for a discussion of the use and utility of Net Operating Income excluding lease cancellation income as a performance measure.

(4)	Amounts in this table may not add due to rounding.

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

We are financed as of December 31, 2012 with property-specific secured debt and we have three unencumbered center properties (Willow Bend; Stamford Town Center, a 50% owned Unconsolidated Joint Venture property; and City Creek Center). Five loans were refinanced in 2012. For the terms of these new loans, see “Results of Operations – Debt Transactions.”

As of December 31, 2012, we had a consolidated cash balance of $32.1 million. We also have secured revolving lines of credit of $650 million and $65 million as of December 31, 2012. After considering current loan balances and outstanding letters of credit, $279 million was available as of December 31, 2012 under these facilities. Thirteen banks participate in our $650 million revolving line of credit and the failure of one bank to fund a draw on our line does not negate the obligation of the other banks to fund their pro-rata shares. In 2013, we expect to refinance our primary revolving line of credit with a $1.1 billion unsecured line. This will provide us with additional financial flexibility to fund our operations and development pipeline. The facility will include an accordion feature that would increase the borrowing capacity to as much as $1.5 billion, if fully exercised. The new line will have a four-year term with a one-year extension option and pricing will be based on total corporate leverage. As of December 31, 2012, our leverage ratio would result in pricing of LIBOR plus 1.50% with a 0.25% facility fee. Under the new agreement, TRG will be the direct borrower, and the line will be guaranteed by the entities that own Dolphin Mall, Fairlane Town Center, Twelve Oaks Mall, and Willow Bend.

In January 2013, a 10-year, $225 million non-recourse refinancing was completed on Great Lakes Crossing Outlets. The payments on the loan, which bears interest at an all-in rate of 3.63%, are based on amortizing principal over 30 years. The loan may be defeased the earlier of three years after the January loan closing or two years from the securitization of the entire loan. The existing $126 million, 5.25% fixed rate loan, which was scheduled to mature in March 2013, was paid off and the excess proceeds of approximately $100 million were used to pay down the revolving lines of credit.

The $108.3 million loan on The Mall At Green Hills matures in December 2013. We expect to pay off the loan using our revolving line of credit to allow for financial flexibility as we continue to explore expansion opportunities at the center.

We plan to obtain financing on City Creek Center later this year. We expect financing proceeds to be in excess of our investment in the center.

Summaries of 2012 Capital, Debt, and Equity Activities and Transactions

In December 2012, we acquired an additional 49.9% in International Plaza, as well as an additional 25% interest in Waterside Shops (See "Results of Operations - Acquisitions").

In November 2012, we sold assets of the Taubman TCBL business. See "Results of Operations - Taubman Asia" for information regarding the sale of assets of Taubman TCBL.

In addition, see "Results of Operations - Other Equity Transactions" for information regarding the redemption of the Series G and H Preferred Stock and the stock offerings of 2,875,000 common shares and $192.5 million of Series J Preferred Stock in August 2012. Also, see "Results of Operations - Debt Transactions" for a summary of debt financings in 2012.

Also see our Consolidated Statement of Cash Flows for additional capital, debt, and equity transactions.

Operating Activities

Our net cash provided by operating activities was $324.3 million in 2012, compared to $270.2 million in 2011 and $264.6 million in 2010. See “Results of Operations” for descriptions of 2012, 2011, and 2010 transactions affecting operating cash flow.

Investing Activities

Net cash provided by investing activities was $126.3 million in 2012, compared to $368.3 million used in 2011 and $44.8 million used in 2010. Additions to properties in 2012 related primarily to the costs of the new centers under development, $75 million paid upon the opening of City Creek Center, tenant improvements at existing centers, and other capital items. Additions to properties in 2011 included the purchase of the space vacated by Saks Fifth Avenue at Cherry Creek, costs of the expansion at Short Hills, anchor replacement costs at Willow Bend, tenant allowances at existing centers, and other capital items. Additions to properties in 2010 related primarily to tenant allowances at existing centers and other capital items. A tabular presentation of 2012 and 2011 capital spending is shown in “Capital Spending.”

Restricted cash in 2012 was used to repay the $281.5 million of installment notes that were issued as part of the consideration for the acquired centers in 2011 (See "Results of Operations - Acquisitions"), while additions to restricted cash in 2011 included cash drawn from our revolving line of credit that was used in February 2012 to repay the $281.5 million of installment notes.

In 2012, we received $4.4 million from the disposition of Taubman TCBL assets, with the remainder of the sales price being in the form of a receivable. In 2011, $11.5 million was paid for the acquisition of Taubman TCBL (see "Results of Operations - Taubman Asia"). In 2012, Taubman Asia invested $104.8 million for interests in three projects; Xi'an Saigao City Plaza, Zhengzhou Vancouver Times Square, and Hanam Union Square (see "Capital Spending - New Developments"). In 2011, Taubman Asia invested $20.9 million for an interest in the Hanam Union Square project.

Contributions to Unconsolidated Joint Ventures in 2012 of $5.5 million were related to the refinancings of Millenia and Taubman Land Associates (Sunvalley entity). Contributions to Unconsolidated Joint Ventures in 2010 included $3.6 million to fund our share of the settlement of the Westfarms litigation charges. In 2012, $36.3 million was paid to acquire an additional 25% in Waterside Shops. Distributions in excess of income from Unconsolidated Joint Ventures provided $220.7 million in 2012, compared to $17.6 million in 2011, and $32.8 million in 2010. The 2012 amount included $75 million, $31.7 million, and $110 million of excess proceeds from the Millenia, Sunvalley, and Westfarms refinancings, respectively. The 2011 amount included $11.1 million from the Fair Oaks refinancing, while the amount in 2010 included $21 million of excess proceeds from the Arizona Mills refinancings. Net proceeds from sales of peripheral land were $3.7 million and $3.1 million in 2011 and 2010, respectively. There were no land sales in 2012. During 2010, we issued $2.9 million in notes receivable, and in 2012, 2011, and 2010 received $6.0 million, $1.5 million, and $1.6 million in repayment, respectively.

Financing Activities

Net cash used in financing activities was $442.7 million in 2012 compared to $102.9 million provided in 2011 and $216.7 million used in 2010. Proceeds from the issuance of debt, net of payments and issuance costs, were $89.6 million in 2012 compared to $193.8 million in 2011. Proceeds in 2011 included the cash drawn on our revolving lines of credit to cash collateralize the installment notes issued in connection with the acquisitions of centers in 2011. These installment notes were repaid in February 2012 (see "Results of Operations - Acquisitions"). Payments of debt and issuance costs, net of proceeds from the issuance of debt, were $33.3 million in 2010.

In 2012 and 2011, $208.9 million and $112.0 million, respectively, were received from issuing new shares of common stock, net of offering costs. In addition, $6.5 million was paid in connection with incentive plans in 2012 compared to $2.6 million and $2.5 million in 2011 and 2010, respectively. In 2012, we used the $186.2 million of net proceeds from the issuance of Series J Preferred Stock to redeem the $187.0 million Series G and Series H Preferred Stock. In 2011, the Operating Partnership's Series F Preferred Equity was redeemed for $27.0 million (see "Note 14 – Common and Preferred Stock and Equity of TRG"). Borrowings of $275 million from our revolving line of credit were used to acquire the noncontrolling interest in International Plaza. Total dividends and distributions paid were $195.1 million, $210.6 million, and $185.6 million in 2012, 2011, and 2010, respectively.

Common dividends paid in 2010 included the special dividend paid in December 2010. Contributions from noncontrolling interests were $4.8 million in 2012 compared to $32.2 million in 2011, which included contributions to fund the paydown required with the International Plaza loan extension and the purchase of the space vacated by Saks Fifth Avenue at Cherry Creek.

Beneficial Interest in Debt

At December 31, 2012, the Operating Partnership's debt and its beneficial interest in the debt of its Consolidated Businesses and Unconsolidated Joint Ventures totaled $3,626.9 million, with an average interest rate of 4.67% excluding amortization of debt issuance costs and interest rate hedging costs. These costs are reported as interest expense in the results of operations. Interest expense includes non-cash amortization of premiums relating to acquisitions. On an annualized basis, this amortization of acquisition premiums is equal to 0.12% of the average all-in rate. Beneficial interest in debt includes debt used to fund development and expansion costs. Beneficial interest in construction work in progress totaled $267.9 million as of December 31, 2012, which includes $213.1 million of assets on which interest is being capitalized. The following table presents information about our beneficial interest in debt as of December 31, 2012:

	Amount	Interest Rate Including Spread
	(in millions)
Fixed rate debt	$2,933.1	5.09%	(1)

Floating rate debt:
Swapped through April 2018	137.5	4.10%
Swapped through August 2020	124.0	4.99%
	261.5	4.52%	(1)
Floating month to month	432.3	1.93%	(1)
Total floating rate debt	$693.8	2.91%	(1)

Total beneficial interest in debt	$3,626.9	4.67%	(1)

Amortization of financing costs (2)		0.16%
Average all-in rate		4.84%

(1)	Represents weighted average interest rate before amortization of financing costs.

(2)	Financing costs include debt issuance costs and costs related to interest rate agreements of certain fixed rate debt.

(3)	Amounts in table may not add due to rounding.

Sensitivity Analysis

We have exposure to interest rate risk on our debt obligations and interest rate instruments. We use derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. We routinely use cap, swap, and treasury lock agreements to meet these objectives. Based on the Operating Partnership's beneficial interest in floating rate debt in effect at December 31, 2012, a one percent increase on this floating rate debt would decrease cash flows by approximately $4.3 million, and due to the effect of capitalized interest, decrease annual earnings by approximately $4 million. A one percent decrease in interest rates (or to zero percent for LIBOR rates that are below one percent) would increase cash flows by approximately $0.9 million and due to the effect of capitalized interest, increase annual earnings by approximately $0.8 million. Based on our consolidated debt and interest rates in effect at December 31, 2012, a one percent increase in interest rates would decrease the fair value of debt by approximately $73.9 million, while a one percent decrease in interest rates would increase the fair value of debt by approximately $77.6 million.

Contractual Obligations

In conducting our business, we enter into various contractual obligations, including those for debt, operating leases for land and office space, purchase obligations (primarily for construction), and other long-term commitments. Detail of these obligations as of December 31, 2012 for our consolidated businesses, including expected settlement periods, is contained below:

	Payments due by period
	Total	Less than 1 year (2013)	1-3 years (2014-2015)	3-5 years (2016-2017)	More than 5 years (2018+)
	(in millions)
Debt (1)	$2,946.0	$243.8	$1,602.1	$593.7	$506.4
Interest payments (1)	504.3	142.4	211.1	64.7	86.2
Operating leases	437.3	13.4	19.7	14.0	390.2
Purchase obligations:
Planned capital spending (2)	502.2	210.8	291.4
Other purchase obligations (3)	11.6	3.9	5.5	1.8	0.4
Other long-term liabilities and commitments (4)	62.7	2.6	3.0	3.4	53.7
Total	$4,464.0	$616.9	$2,132.7	$677.5	$1,036.9

(1)
The settlement periods for debt do not consider extension options. Amounts relating to interest on floating rate debt are calculated based on the debt balances and interest rates as of December 31, 2012. Debt excludes $6.1 million in unamortized debt premiums related to the acquisitions of The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village.

(2)
This disclosure includes planned capital spending related to our consolidated businesses only. We have investments in Unconsolidated Joint Ventures through which material construction activities will be occurring. Refer to "Capital Spending - New Developments" for discussion of those projects.

(3)	Excludes purchase agreements with cancellation provisions of 90 days or less.

(4)	Other long-term liabilities consist of various accrued liabilities, most significantly assessment bond obligations and long-term incentive compensation, as well as energy contracts at certain centers.

(5)	Amounts in this table may not add due to rounding.

Loan Commitments and Guarantees

Certain loan agreements contain various restrictive covenants, including a minimum net worth requirement, a maximum payout ratio on distributions, a minimum debt yield ratio, a minimum fixed charges coverage ratio, minimum interest coverage ratios, and a maximum leverage ratio, the latter being the most restrictive. We are in compliance with all of our covenants and loan obligations as of December 31, 2012. The maximum payout ratio on distributions covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain our tax status, pay preferred distributions, and for distributions related to the sale of certain assets. See “Note 8 – Notes Payable – Debt Covenants and Guarantees” to our consolidated financial statements for more details on loan guarantees.

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

Capital Spending

Acquisitions of Additional Interests

In December 2012, we acquired an additional 49.9% interest in International Plaza, located in Tampa, Florida, which brought our ownership in the shopping center to 100%. Also in December 2012, we acquired an additional 25% interest in Waterside Shops, which brought our ownership in the shopping center to 50% (see "Results of Operations - Acquisitions").

New Developments

City Creek Center, a mixed-use project in Salt Lake City, Utah, opened in March 2012. At opening, we paid $75 million to CCRI and the $25 million letter of credit that was previously issued to CCRI to secure the payment was cancelled (see "Results of Operations - Development").

Our United States development currently includes three projects that have begun construction: Taubman Prestige Outlets Chesterfield, The Mall at University Town Center, and The Mall of San Juan. We have also made initial investments in two projects in Asia: Xi'an Saigao City Plaza and Hanam Union Square. In addition, in February 2013, we announced Zhengzhou Vancouver Times Square, a second project in China. Internally generated funds, excess proceeds from refinancings of maturing debt obligations, and borrowings under our revolving lines of credit would be sufficient to finance these projects, but we also expect construction loan financing to be available.

Taubman Prestige Outlets Chesterfield, our project in the St. Louis market, is under construction. We have a 90% ownership interest in the project and expect to open the 0.3 million square foot open-air outlet shopping center in August 2013. We will be responsible for management, leasing, and development of the center. Due to competitive pressures in the market, the return is uncertain. Total project costs are expected to be approximately $130 million for the first phase.

In Sarasota, The Mall at University Town Center is under construction and we are funding our 50% share of the project. We will be responsible for management, leasing, and development of the center. The 0.9 million square foot center will be anchored by Saks Fifth Avenue, Macy's, and Dillard's, and is expected to open in October 2014. We expect an 8% to 8.5% unlevered return on our share of the approximately $315 million total project cost.

The Mall of San Juan is under construction in San Juan, Puerto Rico. The 0.7 million square foot center will be anchored by the Caribbean's first Nordstrom and Saks Fifth Avenue. We now expect a spring 2015 opening. We will be responsible for management, leasing, and development of the center. The casino and hotel being developed by the landowner will connect to and are expected to open with the center. We are expecting an 8% to 8.5% unlevered return on our 80% share of the approximately $405 million total project cost.

In 2012, we entered into a joint-venture with Beijing Wangfujing Department Store (Group) Co., Ltd (Wangfujing), one of China's largest department store chains. The joint venture will own a 60% controlling interest in and manage a shopping center to be located at Xi'an Saigao City Plaza, a large-scale mixed-use development in Xi'an, China. It is scheduled to open in 2015 and is part of a 5.9 million square foot mixed-use project. We are investing in the retail portion only, which will be over 1.0 million square feet with over half of that in mall specialty stores. We have invested $49.2 million for an interest in the project as of December 31, 2012. Our total anticipated investment will be approximately $115 million for a 30% equity interest. We are expecting a 6% to 6.5% unlevered return at stabilization. Sales growth rates are expected to be in excess of 10%.

In 2013, we announced a second joint venture with Wangfujing that will own a majority interest in and manage a shopping center to be located in Zhengzhou, China. Currently under construction, the approximately 1.0 million square feet shopping mall, Zhengzhou Vancouver Times Square, is scheduled to open in 2015. Our total anticipated investment will be somewhat over $100 million for a 32% equity interest. We are expecting a 6% to 6.5% unlevered return at stabilization.

Combined with shorter lease terms than the U.S., returns on our investments in China are expected to equal those earned in the U.S. by the seventh or eighth year

We have invested in a 1.7 million square foot shopping mall project in Hanam, Gyeonggi Province, South Korea (Hanam Union Square) in which Taubman Asia has partnered with Shinsegae Group (Shinsegae), South Korea's largest retailer. The center is scheduled to open in 2016. As of December 31, 2012, we have invested $78.8 million for an interest in the project. Our total anticipated investment including capitalized interest will be about $330 million for a 30% equity interest in the retail portion of the project. We are considering bringing in a financial partner for as much as 50% of our share. We are expecting a 7% to 7.5% unlevered return at stabilization.

2012 and 2011 Capital Spending

Capital spending for routine maintenance of the shopping centers is generally recovered from tenants. Capital spending during 2012, excluding acquisitions, is summarized in the following table:

	2012 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures		Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
New development projects - U.S. (2)	$168.7	$154.3	$5.9	5	5.9
New development projects - Asia (3)			107.4		107.4
Existing Centers:
Projects with incremental GLA or anchor replacement	3.4	3.4
Projects with no incremental GLA and other	5.8	5.0	2.6		1.3
Mall tenant allowances	23.6	22.6	8.7		4.3
Asset replacement costs reimbursable by tenants	29.7	25.5	17.9		10.0
Corporate office improvements, technology, equipment, and other	2.2	2.2

Total	$233.3	$213.1	$142.5		$129.0

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

(2)	Includes the $75 million paid at opening of City Creek Center and costs related to The Mall of San Juan, Taubman Prestige Outlets Chesterfield, and The Mall at University Town Center.

(3)
Includes costs related to the retail component of Xi'an Saigao City Plaza, Hanam Union Square, and Zhengzhou Vancouver Times Square. Asia spending is included at our beneficial interest in both the Unconsolidated Joint Ventures and Beneficial Interest in Unconsolidated Joint Ventures columns.

(4)	Amounts in this table may not add due to rounding.

The following table presents a reconciliation of the Consolidated Businesses’ capital spending shown above (on an accrual basis) to additions to properties (on a cash basis) as presented in our Consolidated Statement of Cash Flows for the year ended December 31, 2012:

(in millions)
Consolidated Businesses’ capital spending	$233.3
Differences between cash and accrual basis and other	14.3
Additions to properties	$247.6

Capital spending during 2011, excluding acquisitions, is summarized in the following table:

	2011 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
Existing Centers:
Projects with incremental GLA or anchor replacement (2)	$24.3	$19.3
Projects with no incremental GLA and other	6.8	5.8	$3.3	$1.7
Mall tenant allowances (3)	31.9	29.8	11.5	6.6
Asset replacement costs reimbursable by tenants	11.6	10.3	7.1	4.1
Corporate office improvements, technology, equipment, and other	1.3	1.3
Total	$76.0	$66.5	$21.9	$12.4

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

(2)	Includes costs to acquire the building that was vacated by Saks Fifth Avenue at Cherry Creek in March 2011, costs of the expansion of Short Hills, and anchor replacement costs at Willow Bend.

(3)	Excludes initial lease-up costs.

(4)	Amounts in this table may not add due to rounding.

Our share of mall tenant allowances per square foot leased, committed under contracts during the year, excluding new developments and expansion space, was $16.62 in 2012 and $23.80 in 2011. In the past five years, average tenant allowances per square foot have ranged from a low of $16.62 in 2012 and a high of $37.56 in 2010. Average tenant allowances per square foot can vary significantly from year to year due to the type, size, and location of tenants signed. Our share of capitalized leasing and tenant coordination costs excluding new developments was $7.4 million and $7.8 million in 2012 and 2011, respectively, or $4.56 and $6.03, in 2012 and 2011, respectively, per square foot leased.

Planned Capital Spending

The following table summarizes planned capital spending for 2013:

	2013 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
New development projects - U.S. (2)	$157.9	$150.5	$167.3	$83.6
New development projects - Asia (3)			57.7	57.7
Existing Centers:
Projects with no incremental GLA and other	6.3	5.0	0.1	0.1
Mall tenant allowances	16.4	15.4	5.2	2.9
Asset replacement costs reimbursable by tenants	25.2	18.0	24.7	13.2
Corporate office improvements, technology, equipment, and other	4.9	4.9
Total	$210.8	$193.7	$255.0	$157.5

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

(2)	Includes costs related to The Mall at San Juan, Taubman Prestige Outlets Chesterfield, and The Mall at University Town Center.

(3)
Includes costs related to the retail component of Xi'an Saigao City Plaza, Hanam Union Square, and Zhengzhou Vancouver Times Square. Asia spending is included at our beneficial interest in both the Unconsolidated Joint Ventures and Beneficial Interest in Unconsolidated Joint Ventures columns.

(4)	Amounts in this table may not add due to rounding.

We anticipate that our share of costs incurred for new center development projects included in the table above will be $390 million, $260 million, and $60 million in 2014, 2015 and 2016, respectively.

Disclosures regarding planned capital spending, including estimates regarding timing of openings, capital expenditures, occupancy, and returns on new developments are forward-looking statements and certain significant factors could cause the actual results to differ materially, including but not limited to (1) actual results of negotiations with anchors, tenants, and contractors, (2) timing and outcome of litigation and entitlement processes, (3) changes in the scope, number, and valuation of projects, (4) cost overruns, (5) timing of expenditures, (6) availability of and cost of financing and other financing considerations, (7) actual time to start construction and complete projects, (8) changes in economic climate, (9) competition from others attracting tenants and customers, (10) increases in operating costs, (11) timing of tenant openings, (12) early lease terminations and bankruptcies and (13) fluctuations in foreign currency exchange rates. In addition, estimates of capital spending will change as new projects are approved by our board of directors.

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

On November 30, 2012, we declared a quarterly dividend of $0.4625 per common share and $0.40625 per share on our Series J Preferred Stock, both of which were paid on December 31, 2012 to shareowners of record on December 17, 2012.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the Company’s fourth quarter 2012 evaluation of such internal control that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION.

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this item is hereby incorporated by reference to the material appearing in the 2013 Proxy Statement under the captions “Proposal 1 – Election of Directors,” “Board Matters – Committees of the Board,” "Board Matters – Corporate Governance,” “Executive Officers,” and “Additional Information – Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. EXECUTIVE COMPENSATION.

The information required by this item is hereby incorporated by reference to the material appearing in the 2013 Proxy Statement under the captions "Board Matters – Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Named Executive Officer Compensation Tables.”

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the Company’s current and prior equity compensation plans as of December 31, 2012:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders:
The Taubman Company 2008 Omnibus Long-Term Incentive Plan: (1)				2,084,572	(1)
Options	40,000	$24.74
Performance Share Units (2)	886,866		(3)
Restricted Share Units	322,305		(3)
1992 Incentive Option Plan (4)	649,802	43.60
	1,898,973			2,084,572
Equity compensation plan not approved by security holders -
Non-Employee Directors’ Deferred Compensation Plan (5)	79,877		(6)		(7)
	1,978,850	$42.50		2,084,572

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

(2)
Amount represents 164,094 and 98,646 performance share units (PSU) at their maximum payout ratio of 300% and 400%, respectively. This amount may overstate dilution to the extent actual performance is different than such assumption. The actual number of PSU that may ultimately vest will range from 0- 300% and 0-400% based on the Company’s market performance relative to that of a peer group.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is hereby incorporated by reference to the information appearing in the 2013 Proxy Statement under the caption “Related Person Transactions,” and "Proposal 1 – Election of Directors – Director Independence.”

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is hereby incorporated by reference to the material appearing in the 2013 Proxy Statement under the caption “Audit Committee Disclosure.”

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

15(a)(1)	The following financial statements of Taubman Centers, Inc. and the Reports of Independent Registered Public Accounting Firm thereon are filed with this report:

	TAUBMAN CENTERS, INC.	Page
	Management's Annual Report on Internal Control Over Financial Reporting	F-2
	Reports of Independent Registered Public Accounting Firm	F-3
	Consolidated Balance Sheet as of December 31, 2012 and 2011	F-5
	Consolidated Statement of Operations and Comprehensive Income for the years ended December 31, 2012, 2011, and 2010	F-6
	Consolidated Statement of Changes in Equity for the years ended December 31, 2012, 2011, and 2010	F-7
	Consolidated Statement of Cash Flows for the years ended December 31, 2012, 2011, and 2010	F-8
	Notes to Consolidated Financial Statements	F-9

15(a)(2)	The following is a list of the financial statement schedules required by Item 15(d):

TAUBMAN CENTERS, INC.
	Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2012, 2011, and 2010	F-48
	Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2012	F-49

15(a)(3)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
3.1	Restated By-Laws of Taubman Centers, Inc.	8-K		3.1	December 16, 2009
3.2	Amended and Restated Articles of Incorporation of Taubman Centers, Inc.	8-K		3.1	August 14, 2012
4.1	Loan Agreement dated as of January 15, 2004 among La Cienega Associates, as Borrower, Column Financial, Inc., as Lender.	10-Q	March 31, 2004	4
4.2	Assignment of Leases and Rents, La Cienega Associates, Assignor, and Column Financial, Inc., Assignee, dated as of January 15, 2004.	10-Q	March 31, 2004	4
4.3	Leasehold Deed of Trust, with Assignment of Leases and Rents, Fixture Filing, and Security Agreement, dated as of January 15, 2004, from La Cienega Associates, Borrower, to Commonwealth Land Title Company, Trustee, for the benefit of Column Financial, Inc., Lender.	10-Q	March 31, 2004	4
4.4	Amended and Restated Promissory Note A-1, dated December 14, 2005, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company.	8-K		4.1	December 16, 2005
4.5	Amended and Restated Promissory Note A-2, dated December 14, 2005, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company.	8-K		4.2	December 16, 2005
4.6	Amended and Restated Promissory Note A-3, dated December 14, 2005, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company.	8-K		4.3	December 16, 2005

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
4.7	Amended and Restated Mortgage, Security Agreement and Fixture Filings, dated December 14, 2005 by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company.	8-K		4.4	December 16, 2005
4.8	Amended and Restated Assignment of Leases, dated December 14, 2005, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company.	8-K		4.5	December 16, 2005
4.9	Third Amended and Restated Secured Revolving Credit Agreement, dated as of November 1, 2007, by and among Dolphin Mall Associates Limited Partnership, Fairlane Town Center LLC and Twelve Oaks Mall, LLC, as Borrowers, Eurohypo AG, New York Branch, as Administrative Agent and Lead Arranger, and the various lenders and agents on the signature pages thereto.	10-Q	September 30, 2011	4.1
4.9.1	First Amendment to Third Amended and Restated Secured Revolving Credit Agreement	10-Q	March 31, 2012	4
4.9.2	Substitution of Agent and Second Amendment to Third Amended and Restated Secured Revolving Credit Agreement.	10-Q	June 30, 2012	4.1
4.9.3	Form of Substitution of Agent and Confirmatory Assignment of Mortgage	10-Q	June 30, 2012	4.2
4.10	Fourth Amended and Restated Mortgage, Assignment of Leases and Rents and Security Agreement, dated as of July 29, 2011, by and between Dolphin Mall Associates LLC and Eurohypo AG, New York Branch, as Administrative Agent.	10-Q	September 30, 2011	4.2
4.11	Third Amended and Restated Mortgage, dated as of July 29, 2011, by and between Fairlane Town Center LLC and Eurohypo AG, New York Branch, as Administrative Agent.	10-Q	September 30, 2011	4.3
4.12	Third Amended and Restated Mortgage, dated as of July 29, 2011, by and between Twelve Oaks Mall, LLC and Eurohypo AG, New York Branch, as Administrative Agent.	10-Q	September 30, 2011	4.4
4.13	Guaranty of Payment, dated as of July 29, 2011, by and among The Taubman Realty Group Limited Partnership, Dolphin Mall Associates LLC, Fairlane Town Center LLC and Twelve Oaks Mall, LLC.	10-Q	September 30, 2011	4.5
4.14	Amended and Restated Mortgage, Security Agreement and Fixture Filing, dated as of November 4, 2011, by Tampa Westshore Associates Limited Partnership, in favor of Metropolitan Life Insurance Company.	8-K		4.1	November 9, 2011
4.14.1	Assignment of Leases, dated as of November 4, 2011, by Tampa Westshore Associates Limited Partnership (Assignor), a Delaware limited partnership, in favor of Metropolitan Life Insurance Company.	8-K		4.2	November 9, 2011
4.14.2	Guaranty Agreement, dated as of November 4, 2011, by The Taubman Realty Group Limited Partnership, in favor of Metropolitan Life Insurance Company.	8-K		4.3	November 9, 2011
4.15	Form of certificate evidencing 6.500% Series J Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 Per Share.	8-A12B		4.1	August 13, 2012

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
*10.1	The Taubman Realty Group Limited Partnership 1992 Incentive Option Plan, as Amended and Restated Effective as of September 30, 1997.	10-K	December 31, 1997	10(b)
*10.1.1	First Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Option Plan as Amended and Restated Effective as of September 30, 1997.	10-K	December 31, 2001	10(b)
*10.1.2	Second Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated Effective as of September 30, 1997.	10-K	December 31, 2004	10(c)
*10.1.3	Third Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated Effective as of September 30, 1997.	10-K	December 31, 2004	10(d)
*10.1.4	Fourth Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated Effective as of September 30, 1997.	10-Q	March 31, 2007	10(a)
*10.1.5	The Form of The Taubman Realty Group Limited Partnership 1992 Incentive Option Plan Option Agreement.	10-K	December 31, 2004	10(e)
10.2	Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager.	10-K	December 31, 1992	10(f)
10.2.1	First Amendment to the Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager, dated September 30, 1998.	10-K	December 31, 2008	10(au)
10.2.2	Second Amendment to the Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager, dated December 23, 2008.	10-K	December 31, 2008	10(an)
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
		10-K	December 31, 2008	10(o)
*10.6.1	Form of Amended and Restated Change of Control Employment Agreement, dated December 18, 2008 (revised for Code Section 409A compliance).	10-K	December 31, 2008	10(p)

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
*10.6.2	Amendment to The Taubman Centers, Inc. Change of Control Severance Program, dated December 12, 2008 (revised for Code Section 409A compliance).	10-K	December 31, 2008	10(ar)
10.7	Second Amended and Restated Continuing Offer, dated as of May 16, 2000.	10-Q	June 30, 2000	10(b)
10.8	The Third Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership dated December 12, 2012.	S-3		10.3	December 27, 2012
*10.9	The Taubman Realty Group Limited Partnership and The Taubman Company LLC Election and Option Deferral Agreement, as Amended and Restated Effective as of January 27, 2011	10-Q	March 31, 2011	10(b)
10.10	Operating Agreement of Taubman Land Associates, a Delaware Limited Liability Company, dated October 20, 2006.	10-K	December 31, 2006	10(ab)
10.11	Amended and Restated Agreement of Partnership of Sunvalley Associates, a California general partnership.	10-Q/A	June 30, 2002	10(a)
10.11.1	First Amendment to Amended and Restated Agreement of Partnership of Sunvalley Associates, a California general partnership.					X
*10.12	Summary of Compensation for the Board of Directors of Taubman Centers, Inc., effective January 1, 2011.	10-Q	March 31, 2011	10(a)
*10.12.1	Summary of Compensation for the Board of Directors of Taubman Centers, Inc., effective January 1, 2013.					X
*10.13	The Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan.	8-K		10	May 18, 2005
*10.13.1	The Form of The Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan.	8-K		10	May 18, 2005
*10.13.2	First Amendment to the Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan.	10-Q	June 30, 2008	10(c)
*10.13.3	Form of Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan Amendment Agreement (revised for Code Section 409A compliance).	10-K	December 31, 2008	10(ap)
*10.14	Third Amended and Restated Limited Liability Company Agreement of Taubman Properties Asia LLC, a Delaware Limited Liability Company.					X
*10.15	The Taubman Company 2008 Omnibus Long-Term Incentive Plan, as amended and restated as of May 21, 2010.	DEF 14		A	March 31, 2010
*10.15.1	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Restricted Share Unit Award Agreement.	8-K		10(a)	March 10, 2009
*10.15.2	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Option Award Agreement.	8-K		10(b)	March 10, 2009
*10.15.3	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Restricted and Performance Share Unit Award Agreement.	8-K		10(c)	March 10, 2009
*10.15.4	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Performance Share Unit Award Agreement (Five-Year Vesting)	10-Q	March 31, 2012	10

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
*10.16	The Form of Fair Competition Agreement, by and between the Company and various officers of the Company.	10-Q	September 30, 2009	10(a)
10.17	Acquisition Agreement between Davis Street Land Company of Tennessee, L.L.C., as Trustee of The Green Hills Mall Trust, Davis Street Land Company of Tennessee II, L.L.C., as Trustee of GH II Trust, Gardens SPE II, LLC, and El Paseo Land Company, L.L.C and The Taubman Realty Group Limited Partnership dated September 30, 2011.	10-Q	September 30, 2011	4.6
10.17.1	First Amendment to the Acquisition Agreement between Davis Street Land Company of Tennessee, L.L.C., as Trustee of The Green Hills Mall Trust, Davis Street Land Company of Tennessee II, L.L.C., as Trustee of GH II Trust, Gardens SPE II, LLC, and El Paseo Land Company, L.L.C and The Taubman Realty Group Limited Partnership, dated December 21, 2011	10-K	December 31, 2011	10.17.1
*10.18	Separation Agreement and Release, dated July 2, 2012, for David Weinert	10-Q	September 30, 2012	10
10.19	Partnership Interest Purchase Agreement dated as of December 17, 2012 between CSAT, L.P., and Woodland Shopping Center Limited Partnership	8-K		10	December 20, 2012
*10.20	Employment Agreement between Taubman Asia Management Limited and Rene Tremblay.					X
12	Statement Re: Computation of Taubman Centers, Inc. Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.					X
21	Subsidiaries of Taubman Centers, Inc.					X
23	Consent of Independent Registered Public Accounting Firm.					X
31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
99.1	Debt Maturity Schedule.					X
99.2	Real Estate and Accumulated Depreciation Schedule of the Unconsolidated Joint Ventures of The Taubman Realty Group Limited Partnership.					X
101.INS	XBRL Instance Document**					X
101.SCH	XBRL Taxonomy Extension Schema Document**					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**					X
*	A management contract or compensatory plan or arrangement required to be filed.
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

The management of Taubman Centers, Inc. is required to assess the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. Management bases this assessment of the effectiveness of its internal control on recognized control criteria, the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has completed its assessment as of December 31, 2012.

Based on its assessment, management believes that Taubman Centers, Inc. maintained effective internal control over financial reporting as of December 31, 2012. The independent registered public accounting firm, KPMG LLP, that audited the financial statements included in this annual report have issued their report on the Company’s system of internal control over financial reporting, also included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareowners
Taubman Centers, Inc.:

We have audited the accompanying consolidated balance sheet of Taubman Centers, Inc. (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules listed in the Index at Item 15(a)(2). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Taubman Centers, Inc. as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Taubman Centers, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP
Chicago, Illinois
February 25, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareowners
Taubman Centers, Inc.:

We have audited Taubman Centers, Inc.'s (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Taubman Centers, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

    In our opinion, Taubman Centers, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 25, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Chicago, Illinois
February 25, 2013

TAUBMAN CENTERS, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	2012	2011
Assets:
Properties (Notes 4 and 8)	$4,246,000	$4,020,954
Accumulated depreciation and amortization	(1,395,876)	(1,271,943)
	$2,850,124	$2,749,011
Investment in Unconsolidated Joint Ventures (Notes 2 and 5)	214,152	75,582
Cash and cash equivalents	32,057	24,033
Restricted cash (Notes 2 and 8)	6,138	295,318
Accounts and notes receivable, less allowance for doubtful accounts of $3,424 and $3,303 in 2012 and 2011 (Note 6)	69,033	59,990
Accounts receivable from related parties (Note 12)	2,009	1,418
Deferred charges and other assets (Note 7)	94,982	131,440
Total Assets	$3,268,495	$3,336,792

Liabilities:
Mortgage notes payable (Note 8)	$2,952,030	$2,864,135
Installment notes (Notes 2 and 8)		281,467
Accounts payable and accrued liabilities	278,098	255,146
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures (Note 5)	383,293	192,257
	$3,613,421	$3,593,005
Commitments and contingencies (Notes 2, 4, 8, 9, 10, 11, 13, and 15)

Redeemable noncontrolling interests (Note 9)		$84,235

Equity:
Taubman Centers, Inc. Shareowners’ Equity (Note 14):
Series B Non-Participating Convertible Preferred Stock, $0.001 par and liquidation value, 40,000,000 shares authorized, 25,327,699 and 26,461,958 shares issued and outstanding at December 31, 2012 and 2011	$25	$26
Series G Cumulative Redeemable Preferred Stock, 4,000,000 shares authorized, no par, $100 million liquidation preference, 4,000,000 shares issued and outstanding at December 31, 2011. No shares outstanding or authorized at December 31, 2012

Series H Cumulative Redeemable Preferred Stock, 3,480,000 shares authorized, no par, $87 million liquidation preference, 3,480,000 shares issued and outstanding at December 31, 2011. No shares outstanding or authorized at December 31, 2012

Series J Cumulative Redeemable Preferred Stock, 7,700,000 shares authorized, no par, $192.5 million liquidation preference, 7,700,000 shares issued and outstanding at December 31, 2012. No shares outstanding or authorized at December 31, 2011

Common Stock, $0.01 par value, 250,000,000 shares authorized, 63,310,148 and 58,022,475 shares issued and outstanding at December 31, 2012 and 2011	633	580
Additional paid-in capital (Note 2)	657,071	673,923
Accumulated other comprehensive income (loss) (Note 19)	(22,064)	(27,613)
Dividends in excess of net income	(891,283)	(863,040)
	$(255,618)	$(216,124)
Noncontrolling interests (Note 9)	(89,308)	(124,324)
	$(344,926)	$(340,448)
Total Liabilities and Equity	$3,268,495	$3,336,792

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Year Ended December 31
	2012	2011	2010
Revenues:
Minimum rents	$398,306	$342,612	$327,580
Percentage rents	28,026	20,358	13,063
Expense recoveries	258,252	229,313	225,079
Management, leasing, and development services	31,811	25,551	16,109
Other	31,579	27,084	44,596
	$747,974	$644,918	$626,427
Expenses:
Maintenance, taxes, utilities, and promotion	$201,552	$179,092	$177,703
Other operating	73,203	67,301	57,354
Management, leasing, and development services	27,417	11,955	8,258
General and administrative	39,659	31,598	30,234
Acquisition costs (Note 2)		5,295
Interest expense	142,616	122,277	132,362
Depreciation and amortization	149,517	132,707	145,271
	$633,964	$550,225	$551,182
Nonoperating income	277	1,252	2,683

Income from continuing operations before income tax expense and equity in income of Unconsolidated Joint Ventures	$114,287	$95,945	$77,928
Income tax expense (Note 3)	(4,964)	(610)	(734)
Equity in income of Unconsolidated Joint Ventures (Note 5)	48,494	46,064	45,412
Income from continuing operations	$157,817	$141,399	$122,606
Discontinued operations (Note 2):
Gains on extinguishment of debt		174,171
Other discontinued operations		(28,172)	(20,279)
		$145,999	$(20,279)
Net income	$157,817	$287,398	$102,327
Income from continuing operations attributable to noncontrolling interests (Note 9)	(51,643)	(50,218)	(45,053)
(Income) loss from discontinued operations attributable to noncontrolling interests (Note 9)		(44,309)	6,594
Net income attributable to Taubman Centers, Inc.	$106,174	$192,871	$63,868
Distributions to participating securities of TRG (Note 13)	(1,612)	(1,536)	(1,635)
Preferred stock dividends (Note 14)	(21,051)	(14,634)	(14,634)
Net income attributable to Taubman Centers, Inc. common shareowners	$83,511	$176,701	$47,599

Net income	$157,817	$287,398	$102,327
Other comprehensive income (Note 10):
Unrealized gain (loss) on interest rate instruments and other	(4,506)	(20,583)	18,240
Cumulative translation adjustment	2,644
Reclassification adjustment for amounts recognized in net income	793	1,215	1,260
	(1,069)	(19,368)	19,500
Comprehensive income	$156,748	$268,030	$121,827
Comprehensive income attributable to noncontrolling interests	(51,238)	(74,856)	(48,490)
Comprehensive income attributable to Taubman Centers, Inc.	$105,510	$193,174	$73,337

Basic earnings per common share (Note 16):
Continuing operations	$1.39	$1.32	$1.12
Discontinued operations		1.79	(0.25)
Total basic earnings per common share	$1.39	$3.11	$0.87

Diluted earnings per common share (Note 16):
Continuing operations	$1.37	$1.29	$1.11
Discontinued operations		1.74	(0.25)
Total diluted earnings per common share	$1.37	$3.03	$0.86

Weighted average number of common shares outstanding – basic	59,884,455	56,899,966	54,569,618
See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010
(in thousands, except share data)

	Taubman Centers, Inc. Shareowners’ Equity
	Preferred Stock		Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Dividends in Excess of Net Income	Non-Redeemable Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2010	33,839,235	$26	54,321,586	$543	$579,983	$(24,443)	$(884,666)	$(146,190)	$(474,747)
Issuance of stock pursuant to Continuing Offer (Notes 13, 14, and 15)	(126,109)		126,116	1	(1)
Share-based compensation under employee and director benefit plans (Note 13)			248,352	3	10,887				10,890
Adjustments of noncontrolling interests (Note 9)					(988)	49		939
Dividend equivalents (Note 13)							(306)		(306)
Dividends and distributions							(118,186)	(67,468)	(185,654)
Net income (excludes $79 of net loss attributable to redeemable noncontrolling interests) (Note 9)							63,868	38,538	102,406
Other comprehensive income (Note 10):
Unrealized gain on interest rate instruments and other						8,617		9,623	18,240
Reclassification adjustment for amounts recognized in net income						852		408	1,260
Balance, December 31, 2010	33,713,126	$26	54,696,054	$547	$589,881	$(14,925)	$(939,290)	$(164,150)	$(527,911)
Issuance of common stock, net of offering costs (Note 14)			2,012,500	20	111,936				111,956
Issuance of equity for acquisition of properties (Note 2)	1,321,522	1							1
Issuance of stock pursuant to Continuing Offer (Notes 13, 14, and 15)	(1,092,690)	(1)	1,092,766	11	(10)
Redemption of Series F Preferred Equity (Note 14)								(27,000)	(27,000)
Share-based compensation under employee and director benefit plans (Note 13)			221,155	2	12,677				12,679
Adjustments of noncontrolling interests (Note 9)					(40,561)	449		40,421	309
Contributions from noncontrolling interests (excludes $794 of contributions attributable to redeemable noncontrolling interests) (Note 9)								31,417	31,417
Dividend equivalents (Note 13)							(113)		(113)
Dividends and distributions (excludes $66 of dividends attributable to redeemable noncontrolling interests) (Note 9)							(116,508)	(94,047)	(210,555)
Net income (excludes $739 of net loss attributable to redeemable noncontrolling interests) (Note 9)							192,871	95,266	288,137
Other comprehensive income (Note 10):
Unrealized loss on interest rate instruments and other						(13,980)		(6,603)	(20,583)
Reclassification adjustment for amounts recognized in net income						843		372	1,215
Balance, December 31, 2011	33,941,958	$26	58,022,475	$580	$673,923	$(27,613)	$(863,040)	$(124,324)	$(340,448)
Issuance of common stock, net of offering costs (Note 14)			2,875,000	29	208,910				208,939
Issuance of stock pursuant to Continuing Offer (Notes 13, 14, and 15)	(1,132,359)	(1)	1,132,424	11	(10)
Issuance of Series J Preferred Stock, net of offering costs (Note 14)	7,700,000				186,215				186,215
Redemption of Series G and H Preferred Stock (Note 14)	(7,480,000)				(180,588)				(180,588)
Share-based compensation under employee and director benefit plans (Note 13)			1,280,249	13	19,833				19,846
Tax impact of share-based compensation (Note 3)					1,020				1,020
Expiration of redemption feature on redeemable noncontrolling interests (Note 9)					72,035				72,035
Acquisition of additional ownership interest in International Plaza (Note 2)					(339,170)			64,170	(275,000)
Adjustments of noncontrolling interests (Notes 2 and 9)	(1,900)				14,903	6,212		(21,115)
Contributions from noncontrolling interests (excludes $231 of contributions attributable to redeemable noncontrolling interests) (Note 9)								4,567	4,567
Dividend equivalents (Note 13)							(140)		(140)
Dividends and distributions (excludes $2,456 of dividends attributable to redeemable noncontrolling interests) (Note 9)							(134,277)	(64,868)	(199,145)
Net income (excludes $976 of net loss attributable to redeemable noncontrolling interests) (Note 9)							106,174	52,619	158,793
Other comprehensive income (Note 10):
Unrealized loss on interest rate instruments and other (excludes $49 of other comprehensive loss attributable to redeemable noncontrolling interests) (Note 9)						(3,117)		(1,340)	(4,457)
Cumulative Translation Adjustment						1,888		756	2,644
Reclassification adjustment for amounts recognized in net income						566		227	793
Balance, December 31, 2012	33,027,699	$25	63,310,148	$633	$657,071	$(22,064)	$(891,283)	$(89,308)	$(344,926)
See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Year Ended December 31
	2012	2011	2010
Cash Flows From Operating Activities:
Net income	$157,817	$287,398	$102,327
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization - continuing operations	149,517	132,707	145,271
Depreciation and amortization - discontinued operations		10,309	8,605
Provision for bad debts	1,397	2,032	3,363
Gains on sales of land and land-related rights		(519)	(2,218)
Gains on extinguishment of debt of discontinued operations		(174,171)
Other	12,165	13,142	11,216
Increase (decrease) in cash attributable to changes in assets and liabilities:
Receivables, restricted cash, deferred charges, and other assets	(24,445)	(21,211)	(21,805)
Accounts payable and other liabilities	27,898	20,479	17,849
Net Cash Provided By Operating Activities	$324,349	270,166	$264,608

Cash Flows From Investing Activities:
Additions to properties	$(247,637)	$(69,443)	$(72,152)
Release of (additions to) restricted cash (Note 2)	289,389	(289,389)
Proceeds from disposition of Taubman TCBL (Note 2)	4,414
Investment in TCBL Inc. (Note 2)		(11,523)
Investments in Asia Unconsolidated Joint Ventures	(104,753)	(20,882)
Contributions to Unconsolidated Joint Ventures	(5,455)	(875)	(7,261)
Contribution for acquisition of additional interest in Waterside Shops (Note 2)	(36,250)
Distributions from Unconsolidated Joint Ventures in excess of income	220,662	17,639	32,836
Proceeds from sales of land		3,728	3,060
Issuances of notes receivable			(2,948)
Repayments of notes receivable	5,974	1,544	1,623
Other		861
Net Cash Provided By (Used In) Investing Activities	$126,344	$(368,340)	$(44,842)

Cash Flows From Financing Activities:
Debt proceeds	$105,740	$536,648	$213,500
Debt payments	(11,462)	(334,017)	(243,885)
Repayment of installment notes	(281,467)
Debt issuance costs	(4,711)	(8,830)	(2,943)
Issuance of common stock, net of offering costs	208,939	111,956
Issuance of common stock and/or partnership units in connection with incentive plans	6,503	2,593	2,532
Issuance of Series J Preferred Stock, net of offering costs	186,215
Redemptions of Series G and H Preferred Stock	(187,000)
Redemption of Series F Preferred Equity		(27,000)
Acquisition of noncontrolling interest in International Plaza (Note 2)	(275,000)
Distributions to noncontrolling interests	(67,325)	(94,113)	(67,468)
Distributions to participating securities of TRG	(1,612)	(1,536)	(1,635)
Contributions from noncontrolling interests	4,798	32,211
Cash dividends to preferred shareowners	(14,639)	(14,634)	(14,634)
Cash dividends to common shareowners	(111,543)	(100,286)	(101,890)
Other	(105)	(76)	(228)
Net Cash Provided By (Used In) Financing Activities	$(442,669)	$102,916	$(216,651)

Net Increase In Cash and Cash Equivalents	$8,024	$4,742	$3,115

Cash and Cash Equivalents at Beginning of Year	24,033	19,291	16,176

Cash and Cash Equivalents at End of Year	$32,057	$24,033	$19,291
See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Organization and Basis of Presentation

General

Taubman Centers, Inc. (the Company or TCO) is a Michigan corporation that operates as a self-administered and self-managed real estate investment trust (REIT). The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG) is a majority-owned partnership subsidiary of TCO that owns direct or indirect interests in all of the company’s real estate properties. In this report, the term “Company" refers to TCO, the Operating Partnership, and/or the Operating Partnership's subsidiaries as the context may require. The Company engages in the ownership, management, leasing, acquisition, disposition, development, and expansion of regional and super-regional retail shopping centers and interests therein. The Company’s owned portfolio as of December 31, 2012 included 24 urban and suburban shopping centers in 12 states.

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

The Operating Partnership

At December 31, 2012, the Operating Partnership’s equity included one class of preferred equity (Series J Preferred Equity) and the net equity of the partnership unitholders (Note 14). Net income and distributions of the Operating Partnership are allocable first to the preferred equity interest, and the remaining amounts to the general and limited partners in the Operating Partnership in accordance with their percentage ownership. The Series J Preferred Equity is owned by the Company and is eliminated in consolidation.

At December 31, 2011, the Operating Partnership’s equity included two classes of preferred equity (Series G and H) and the net equity of the partnership unitholders. In September 2012, the Series G and Series H Preferred Equity were redeemed. The Series G and Series H Preferred Equity were owned by the Company and eliminated in consolidation. At December 31, 2010, the Operating Partnership's equity also included the Series F Preferred Equity. In October 2011, the Series F Preferred Equity was redeemed. The Series F Preferred Equity was owned by an institutional investor and accounted for as a noncontrolling interest of the Company (Note 9). See Note 14 for information related to the redemptions of the Series G and Series H Preferred Equity and the issuance of the Series J Preferred Equity.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The partnership equity of the Operating Partnership and the Company's ownership therein are shown below:

Year	TRG units outstanding at December 31	TRG units owned by TCO at December 31(1)	TRG units owned by noncontrolling interests at December 31	TCO's % interest in TRG at December 31	TCO's average interest in TRG
2012	88,656,297	63,310,148	25,346,149	71%	69%
2011	84,502,883	58,022,475	26,480,408	69	69
2010	80,947,630	54,696,054	26,251,576	68	67

(1)	There is a one-for-one relationship between TRG units owned by TCO and TCO common shares outstanding; amounts in this column are equal to TCO’s common shares outstanding as of the specified dates.

Outstanding voting securities of the Company at December 31, 2012 consisted of 25,327,699 shares of Series B Preferred Stock (Note 14) and 63,310,148 shares of Common Stock.

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

Depreciation and Amortization

Buildings, improvements, and equipment are primarily depreciated on straight-line bases over the estimated useful lives of the assets, which generally range from 3 to 50 years. Capital expenditures that are recoverable from tenants are depreciated over the estimated recovery period. Intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets. Tenant allowances are depreciated on a straight-line basis over the shorter of the useful life of the leasehold improvements or the lease term. Deferred leasing costs are amortized on a straight-line basis over the lives of the related leases. In the event of early termination of such leases, the unrecoverable net book values of the assets are recognized as depreciation and amortization expense in the period of termination.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capitalization

Direct and indirect costs that are clearly related to the acquisition, development, construction, and improvement of properties are capitalized. Compensation costs are allocated based on actual time spent on a project. Costs incurred on real estate for ground leases, property taxes, insurance, and interest costs for qualifying assets are capitalized during periods in which activities necessary to get the property ready for its intended use are in progress.

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

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with a maturity of 90 days or less at the date of purchase. The Company deposits cash and cash equivalents with institutions with high credit quality. From time to time, cash and cash equivalents may be in excess of FDIC insurance limits. Included in cash equivalents is $18.0 million and $12.6 million at December 31, 2012 and 2011, respectively, invested in a single investment company's money market fund, which are not insured or guaranteed by the FDIC or any other government agency.

The Company is required to escrow cash balances for specific uses stipulated by its lenders. As of December 31, 2012 and December 31, 2011, the Company’s restricted cash balances were $6.1 million and $295.3 million, respectively. Included in restricted cash is $4.6 million at December 31, 2012 on deposit in excess of the FDIC insured limit. In 2011 cash was drawn from the Company's revolving lines of credit primarily to collateralize the repayment of the $281.5 million installment notes that were issued for the acquisition of The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village (Note 2) and is classified within Restricted Cash on the Consolidated Balance Sheet.

Acquisitions

The Company recognizes the assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree at their fair values as of the acquisition date. The cost of acquiring a controlling ownership interest or an additional ownership interest (if not already consolidated) is allocated to the tangible assets acquired (such as land and building) and to any identifiable intangible assets based on their estimated fair values at the date of acquisition. The fair value of a property is determined on an “as-if-vacant” basis. Management considers various factors in estimating the "as-if-vacant" value including an estimated lease up period, lost rents, and carrying costs. The identifiable intangible assets would include the estimated value of “in-place” leases, above and below market “in-place” leases, and tenant relationships. The portion of the purchase price that management determines should be allocated to identifiable intangible assets is amortized in depreciation and amortization or as an adjustment to rental revenue, as appropriate, over the estimated life of the associated intangible asset (for instance, the remaining life of the associated tenant lease). The Company records goodwill when the cost of an acquired entity exceeds the net of the amounts assigned to assets

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

acquired and liabilities assumed. Costs related to the acquisition of a controlling interest, including due diligence costs, professional fees, and other costs to effect an acquisition, are expensed as incurred.

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

Deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence, including expected taxable earnings. The Company’s temporary differences primarily relate to deferred compensation, depreciation, and net operating loss carryforwards.

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

Foreign Currency Translation
The Company has certain entities in Asia for which the functional currency is the local currency. The assets and liabilities of the entities are translated from their functional currency into U.S. Dollars at the rate of exchange in effect on the balance sheet date. Income statement accounts are generally translated using the average exchange rate for the period. Income statement amounts of significant transactions are translated at the rate in effect as of the date of the transaction. The Company's share of unrealized gains and losses resulting from the translation of the entities' financial statements are reflected in stockholders' equity as a component of Accumulated Other Comprehensive Income (loss) in the Company's Consolidated Balance Sheet (Note 19).
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

No single retail company represents 10% or more of the Company's revenues. Although the Company does business in China, South Korea and Hong Kong, there are not yet any material revenues from customers or long-lived assets attributable to a country other than the United States of America. At December 31, 2012, the Company's investments in Asia are in Unconsolidated Joint Ventures and accounted for under the equity method.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 -	Acquisitions, Dispositions, and Development

Acquisitions

International Plaza

In December 2012, the Company acquired an additional 49.9% interest in International Plaza from CSAT, LP, which increased its ownership in the center to 100%. The $437 million purchase price for CSAT, LP's interest in the center consisted of $275 million of cash and approximately $162 million of beneficial interest in debt. The acquisition of the additional interest in a consolidated subsidiary was accounted for as an equity transaction. Consequently, the difference of $339.2 million between the consideration paid for the interest and the book value of the noncontrolling interest was recognized as an adjustment to additional paid-in-capital and the noncontrolling partners in TRG.

Waterside Shops

In December 2012, the Company acquired an additional 25% interest in Waterside Shops, which brought the Company's ownership interest in the center to 50%. The acquisition of the additional interest was accomplished by purchasing an affiliate of Oregon PERS' 50% interest in the center on a pari passu basis with an affiliate of The Forbes Company. The $155 million purchase price for Oregon PERS' interest in the center consisted of $72.5 million of cash and $82.5 million of beneficial interest in debt. The Company's share of the consideration for the additional interest was $77.5 million, which consisted of cash and beneficial interest in debt of $36.3 million and $41.3 million, respectively. After the acquisition, the Company continues to recognize its investment in Waterside Shops in Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet. The Company's share of the difference between the purchase price and the net book value of the additional interest in the Unconsolidated Joint Venture was estimated to be $52.7 million, which has been preliminarily allocated to land, buildings, improvements, and equipment. In addition, beneficial interest in debt was increased by a $3.9 million purchase accounting premium to record the debt at fair value.

The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village

In December 2011, the Company acquired The Mall at Green Hills in Nashville, Tennessee, and The Gardens on El Paseo and El Paseo Village in Palm Desert, California from affiliates of Davis Street Properties, LLC. The consideration for the properties was $560 million, excluding transaction costs. The consideration consisted of the assumption of $206 million of debt, $281.5 million in installment notes, and the issuance of 1.3 million Operating Partnership units. The assumed debt consisted of three loans (see Note 8 for balances, stated interest rates, and maturity dates). The 1.3 million Operating Partnership units issued were determined based on a value of $55 per unit, which approximated the fair value at the acquisition date, due to restrictions on sale of these Operating Partnership units. See Note 9 for features of the Operating Partnership units. The installment notes bore interest at 3.125% and were paid in full in February 2012 (Note 8). As of December 31, 2011, the installment notes were secured by restricted cash funded by borrowings under the Company's revolving lines of credit, which was classified within Restricted Cash on the Consolidated Balance Sheet. For each Operating Partnership unit issued, a share of Series B Preferred Stock (Note 15) was also issued.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the allocation of the purchase price to the identifiable assets acquired and liabilities assumed at the dates of acquisition.

Allocation of purchase price
Properties:
Land	$74,200
Buildings, improvements, and equipment	468,077
Total additions to properties	$542,277
Deferred charges and other assets	30,690
Total assets acquired	$572,967

Accounts payable and accrued liabilities:
Below market rents	$(3,377)
Mortgage notes payable:
Premium for above market interest rates	(9,590)
Total liabilities acquired	$(12,967)
Net assets acquired	$560,000

Acquisition costs

During the year ended December 31, 2011, the Operating Partnership incurred $5.3 million in expenses for the acquisition of The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village, and Taubman TCBL. Acquisition costs incurred during 2012 were immaterial and none were incurred during 2010.

Dispositions

Discontinued operations for all periods reported in the accompanying Statement of Operations and Comprehensive Income consist of the financial results of The Pier Shops at Caesars (The Pier Shops) and Regency Square. Total revenues from discontinued operations were $21.5 million and $28.1 million for the years ended December 31, 2011 and 2010, respectively. The net loss from discontinued operations, excluding the gains on extinguishment of debt in 2011, during the years ended December 31, 2011 and 2010 was $28.2 million and $20.3 million, respectively.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Development

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

The Mall at University Town Center

The Mall at University Town Center, a 0.9 million square foot center, is under construction in Sarasota, Florida. The Company is funding its 50% share of the project. The center will be anchored by Saks Fifth Avenue, Macy's, and Dillard's and is expected to open in October 2014. As of December 31, 2012, the Company has invested $5.9 million in the project.

The Mall of San Juan

The Mall of San Juan, a 0.7 million square foot center, is under construction in San Juan, Puerto Rico. In July 2012, the Company closed on the purchase of the land and owns 80% of the project. The center will be anchored by Nordstrom and Saks Fifth Avenue and is expected to open in spring 2015. As of December 31, 2012, the Company has capitalized costs of $46.5 million ($36.8 million at TRG's share).

Taubman Prestige Outlets Chesterfield

Taubman Prestige Outlets Chesterfield, an outlet project in Chesterfield, Missouri, is under construction. The Company has a 90% ownership interest in the project and expects to open the 0.3 million square foot first phase of this project in August 2013. As of December 31, 2012, the Company has capitalized costs of $47.2 million ($42.6 million at TRG's share).

Asia

Hanam Union Square

In 2011, the Company agreed to partner with Shinsegae Group, South Korea's largest retailer, to build an approximately 1.7 million square foot shopping mall in Hanam, Gyeonggi Province, South Korea. At that time, the Company invested $20.9 million for an interest in the project, which was classified within Deferred Charges and Other Assets on the Consolidated Balance Sheet as of December 31, 2011. In 2012, upon completion of due diligence, the Company confirmed its 30% interest in the development and invested additional funds into the project, which is scheduled to open in 2016. As of December 31, 2012, the Company has invested $78.8 million in the project, which is classified within Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet.

Retail component of Xi'an Saigao City Plaza

In 2012, the Company entered into a joint venture with Beijing Wangfujing Department Store (Group) Co., Ltd, one of China's largest department store chains. The joint venture will own a 60% controlling interest in and manage an approximately 1.0 million foot shopping center to be located at Xi'an Saigao City Plaza, a large-scale mixed-use development in Xi'an, China. Through this joint venture, the Company will beneficially own a 30% interest in the shopping center, which is scheduled to open in 2015. As of December 31, 2012, the Company has invested $49.2 million in the project, which is classified within Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet.

Zhengzhou Vancouver Times Square

In 2013, the Company entered into a joint venture with Beijing Wangfujing Department Store (Group) Co., Ltd. The joint venture will own a majority interest and manage an approximately 1.0 million square foot multi-level shopping center to be located in Zhengzhou, China. Through this joint venture, the Company will beneficially own a 32% interest in the shopping center, which is scheduled to open in 2015. As of December 31, 2012, the Company has invested $0.3 million in the project, which is classified within Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TCBL

In December 2011, the Company acquired a 90% controlling interest in a Beijing-based retail real estate consultancy company in Mainland China. The new company was named Taubman TCBL and the total consideration for the transaction was $23.7 million. Taubman Asia paid $11.5 million in cash and credited the noncontrolling owners with $11.9 million of capital in the newly formed company. Substantially all of the purchase price was allocated to goodwill in Taubman TCBL.

In November 2012, assets of the Taubman TCBL business were sold for $15.5 million. Additionally, the purchase price was adjusted for certain working capital and other transition costs. The total sale consideration was approximately equal to Taubman's investment in the business. As part of the sale, the non-controlling owners in Taubman TCBL relinquished the capital that was credited to them in connection with the Company's 2011 acquisition of Taubman TCBL. In connection with the sale, the Company received cash of approximately $4.4 million, while the remaining consideration consisted of approximately $3.6 million held in an escrow account pending receipt of consideration in an equivalent amount of Chinese Renminbi, a note receivable of approximately $8.5 million, and other receivables of approximately $0.8 million. The cash held in escrow is included within Deferred Charges and Other Assets on the Consolidated Balance Sheet (Note 7). The note receivable and other receivables are included within Accounts and Notes Receivable on the Consolidated Balance Sheet (Note 6). Additionally, the Company incurred a tax liability of $3.2 million, which is included within Income Tax Expense on the Consolidated Statement of Operations and Comprehensive Income during 2012.

Note 3 -	Income Taxes

Income Tax Expense

The Company’s income tax expense for the years ended December 31, 2012, 2011, and 2010 is as follows:

	2012		2011	2010
State current	$205		$551	$907
State deferred	(13)		(366)	(183)
Federal current	1,011		217	45
Federal deferred	257		158
Foreign current	3,324	(1)	50	(35)
Foreign deferred	180	(1)
Total income tax expense	$4,964		$610	$734

(1) The Company recognized $3.2 million of income tax expense related to the sale of Taubman TCBL's assets (Note 2), of which $2.8 million is included in foreign current tax expense and $0.4 million is included in foreign deferred tax expense.

Net Operating Loss Carryforwards

As of December 31, 2012, the Company has a total federal net operating loss carryforward of $5.7 million, expiring as follows:

Tax Year	Expiration	Amount
2007	2027	$30
2008	2028	5,245
2009	2029	297
2010	2030	37
2011	2031	44

The Company also has a foreign net operating loss carryforward of $4.4 million, $4.3 million of which has an indefinite carryforward period and $0.1 million of which expires at various points between 2014 and 2016.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Taxes

Deferred tax assets and liabilities as of December 31, 2012 and 2011 are as follows:

	2012	2011
Deferred tax assets:
Federal	$3,378	$3,655
Foreign	1,090	1,196
State	182	232
Total deferred tax assets	$4,650	$5,083
Valuation allowances	(991)	(1,373)
Net deferred tax assets	$3,659	$3,710
Deferred tax liabilities:
Federal	$609	$623
Foreign	401
State	107	121
Total deferred tax liabilities	$1,117	$744

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tax Status of Dividends

Dividends declared on the Company’s common and preferred stock and their tax status are presented in the following tables. The tax status of the Company’s dividends in 2012, 2011, and 2010 may not be indicative of future periods. The portion of dividends paid in 2010 shown below as capital gains are designated as capital gain dividends for tax purposes.

Year	Dividends per common share declared		Return of capital	Ordinary income	15% Rate long term capital gain	Unrecaptured Sec. 1250 capital gain
2012	$1.8500		$0.5429	$1.3071	$0.0000	$0.0000
2011	1.7625		0.4455	1.3170	0.0000	0.0000
2010	1.8659	(1)	0.0780	1.2732	0.5147	0.0000
(1) Includes a special dividend of $0.1834 per share, which was declared as a result of the taxation of capital gain incurred from the restructuring of the Company’s ownership in International Plaza, including the liquidation of the Operating
Partnership’s private REIT.

Year	Dividends per Series G Preferred share declared	Ordinary income	15% Rate long term capital gain	Unrecaptured Sec. 1250 capital gain
2012	$1.350	$1.3500	$0.0000	$0.0000
2011	2.000	2.0000	0.0000	0.0000
2010	2.000	1.4483	0.5517	0.0000

Year	Dividends per Series H Preferred share declared	Ordinary income	15% Rate long term capital gain	Unrecaptured Sec. 1250 capital gain
2012	$1.28672	$1.28672	$0.0000	$0.0000
2011	1.90625	1.90625	0.0000	0.0000
2010	1.90625	1.38045	0.5258	0.0000

Year	Dividends per Series J Preferred share declared	Ordinary income	15% Rate long term capital gain	Unrecaptured Sec. 1250 capital gain
2012	$0.6184	$0.6184	$0.0000	$0.0000

Michigan State Taxes

In May 2011, the State of Michigan replaced the Michigan Business Tax with a Corporate Income Tax that became effective on January 1, 2012. Due to the repeal of the Michigan Business Tax, the Company wrote off net deferred tax assets and deferred tax liabilities of $3.7 million and $4.1 million, respectively, in 2011. The Company did not recognize any Michigan Corporate Income Tax in 2012 based on its estimates of taxable income of the Company's unitary filing group for Michigan tax purposes.

Tax Benefits

During the year ended December 31, 2012, the Company realized a $1.0 million tax benefit as additional paid-in capital relating to the redemption of certain share-based compensation awards.  This benefit represents the amount of reduced Federal income tax attributed to the tax deduction that exceeds the recognized deferred tax asset relating to the awards, which was based on their cumulative book compensation cost. This excess tax deduction is due to changes in the fair value of the Company's shares between the grant date (the measurement date for book purposes) and the exercise date (the measurement date for tax purposes) of the awards.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Uncertain Tax Positions

The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2012. The Company has no material interest or penalties relating to income taxes recognized in the Consolidated Statement of Operations and Comprehensive Income for the years ended December 31, 2012, 2011, and 2010 or in the Consolidated Balance Sheet as of December 31, 2012 and 2011. As of December 31, 2012, returns for the calendar years 2009 through 2012 remain subject to examination by U.S. and various state and foreign tax jurisdictions.

Note 4 – Properties

Properties at December 31, 2012 and December 31, 2011 are summarized as follows:

	2012	2011
Land	$333,270	$333,375
Buildings, improvements, and equipment	3,749,180	3,625,400
Construction in process	116,850	15,479
Development pre-construction costs	46,700	46,700
	$4,246,000	$4,020,954
Accumulated depreciation and amortization	(1,395,876)	(1,271,943)
	$2,850,124	$2,749,011

Depreciation expense for 2012, 2011, and 2010 was $134.9 million, $127.2 million, and $144.9 million, respectively.

The charge to operations in 2012, 2011, and 2010 for domestic and non-U.S. pre-development activities was $19.8 million, $23.7 million, and $16.0 million, respectively.

Oyster Bay

The Company is expensing costs relating to the Oyster Bay project until it is probable that it will be able to successfully move forward with a project. The Company’s capitalized investment in the project as of December 31, 2012 is $39.8 million, which is classified in “development pre-construction costs” and consists of land and site improvements. If the Company is ultimately unsuccessful in obtaining the right to build the center, it is uncertain whether the Company would be able to recover the full amount of this capitalized investment through alternate uses of the land.

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

Shopping Center	Ownership as of December 31, 2012 and 2011
Arizona Mills	50%
Fair Oaks	50
Hanam Union Square (under development)	Note 2
The Mall at Millenia	50
Stamford Town Center	50
Sunvalley	50
Waterside Shops	50/25 (Note 2)
Westfarms	79
Retail component of Xi'an Saigao City Plaza (under development)	Note 2

The Company's carrying value of its Investment in Unconsolidated Joint Ventures differs from its share of the partnership or members’ equity reported in the combined balance sheet of the Unconsolidated Joint Ventures due to (i) the Company's cost of its investment in excess of the historical net book values of the Unconsolidated Joint Ventures and (ii) the Operating Partnership’s adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the Unconsolidated Joint Ventures. The Company's additional basis allocated to depreciable assets is recognized on a straight-line basis over 40 years. The Operating Partnership’s differences in bases are amortized over the useful lives or terms of the related assets and liabilities.

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

Combined Financial Information

Combined balance sheet and results of operations information is presented in the following table for the Unconsolidated Joint Ventures, followed by the Operating Partnership's beneficial interest in the combined operations information. The combined information of the Unconsolidated Joint Ventures as of December 31, 2012 excludes the balances of Hanam Union Square and the retail component of Xi'an Saigao City Plaza, which are currently under development (Note 2). Beneficial interest is calculated based on the Operating Partnership's ownership interest in each of the Unconsolidated Joint Ventures.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2012	2011
Assets:
Properties	$1,129,647	$1,107,314
Accumulated depreciation and amortization	(473,101)	(446,059)
	$656,546	$661,255
Cash and cash equivalents	30,070	22,042
Accounts and notes receivable, less allowance for doubtful accounts of $1,072 and $1,422 in 2012 and 2011	26,032	24,628
Deferred charges and other assets	31,282	21,289
	$743,930	$729,214

Liabilities and accumulated deficiency in assets:
Mortgage notes payable	$1,490,857	$1,138,808
Accounts payable and other liabilities	68,282	55,737
TRG's accumulated deficiency in assets	(470,411)	(244,758)
Unconsolidated Joint Venture Partners' accumulated deficiency in assets	(344,798)	(220,573)
	$743,930	$729,214

TRG's accumulated deficiency in assets (above)	$(470,411)	$(244,758)
TRG's investment in projects under development (Note 2)	128,279
TRG basis adjustments, including elimination of intercompany profit	114,136	67,282
TCO's additional basis	58,855	60,801
Net Investment in Unconsolidated Joint Ventures	$(169,141)	$(116,675)
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures	383,293	192,257
Investment in Unconsolidated Joint Ventures	$214,152	$75,582

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31
	2012	2011	2010
Revenues	$282,136	$266,455	$270,391
Maintenance, taxes, utilities, promotion, and other operating expenses	$91,094	$84,922	$90,680
Interest expense	68,760	61,034	63,835
Depreciation and amortization	37,342	38,389	37,234
Total operating costs	$197,196	$184,345	$191,749
Nonoperating income	18	162	2
Net income	$84,958	$82,272	$78,644

Net income attributable to TRG	$47,763	$46,208	$45,092
Realized intercompany profit, net of depreciation on TRG’s basis adjustments	2,677	1,802	2,266
Depreciation of TCO's additional basis	(1,946)	(1,946)	(1,946)
Equity in income of Unconsolidated Joint Ventures	$48,494	$46,064	$45,412

Beneficial interest in Unconsolidated Joint Ventures’ operations:
Revenues less maintenance, taxes, utilities, promotion, and other operating expenses	$107,044	$100,773	$100,682
Interest expense	(35,862)	(31,607)	(33,076)
Depreciation and amortization	(22,688)	(23,102)	(22,194)
Equity in income of Unconsolidated Joint Ventures	$48,494	$46,064	$45,412

Other

The provision for losses on accounts receivable of the Unconsolidated Joint Ventures was $0.3 million, $0.7 million, and $0.5 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Deferred charges and other assets of $31.3 million at December 31, 2012 were comprised of leasing costs of $28.3 million, before accumulated amortization of $(15.8) million, net deferred financing costs of $7.0 million, and other net charges of $11.7 million. Deferred charges and other assets of $21.3 million at December 31, 2011 were comprised of leasing costs of $31.3 million, before accumulated amortization of $(19.6) million, net deferred financing costs of $4.8 million, and other net charges of $4.8 million.

The estimated fair value of the Unconsolidated Joint Ventures’ notes payable was $1.5 billion and $1.2 billion at December 31, 2012 and 2011, respectively. The methodology for determining this fair value is consistent with that used for determining the fair value of consolidated mortgage notes payable (Note 17).

Depreciation expense on properties for 2012, 2011, and 2010 was $31.1 million, $30.3 million, and $32.3 million, respectively.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Accounts and Notes Receivable

Accounts and notes receivable at December 31, 2012 and December 31, 2011 are summarized as follows:

	2012	2011
Trade	$33,351	$31,462
Notes	9,512	6,968
Straight-line rent and recoveries	29,594	24,863
	$72,457	$63,293
Less: Allowance for doubtful accounts	(3,424)	(3,303)
	$69,033	$59,990
Notes receivable as of December 31, 2012 includes a $8.5 million note related to the sale of Taubman TCBL's assets (Note 2), which was non-interest bearing in 2012. All of the notes receivable as of December 31, 2012 mature in 2013. The balance of notes receivable at December 31, 2011 included $5.1 million related to the joint venture partners at Westfarms for their share of litigation charges that were paid in 2009. In June 2012, the joint venture partners at Westfarms repaid this note upon the refinancing of Westfarms' debt.

Note 7 – Deferred Charges and Other Assets

Deferred charges and other assets at December 31, 2012 and December 31, 2011 are summarized as follows:

	2012	2011
Leasing costs	$36,291	$37,026
Accumulated amortization	(16,472)	(17,259)
	$19,819	$19,767
In-place leases, net (Note 2)	22,751	29,632
Goodwill (Note 2)		22,884
Initial funding of Hanam Union Square development project (Note 2)		20,882
Deferred financing costs, net	13,071	11,200
Insurance deposit (Note 17)	11,291	10,708
Deposits	6,295	1,749
Prepaid expenses	5,181	3,923
Deferred tax asset, net	3,659	3,710
TCBL disposition escrow (Note 2)	3,550
Investments (Note 17)	2,452	2,158
Other, net	6,913	4,827
	$94,982	$131,440

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Notes Payable

Mortgage notes payable at December 31, 2012 and December 31, 2011 consist of the following:

	2012		2011		Stated Interest Rate		Maturity Date		Balance Due on Maturity	Facility Amount
Beverly Center	$310,468		$316,724		5.28%		02/11/14		$303,277
Cherry Creek Shopping Center	280,000		280,000		5.24%		06/08/16		280,000
Dolphin Mall	250,000		290,000		LIBOR + 1.75%		01/29/15	(1)	250,000		(1)
El Paseo Village	16,698	(2)	17,059	(2)	4.42%		12/06/15		15,565
Fairlane Town Center	60,000		30,000		LIBOR + 1.75%		01/29/15	(1)	60,000		(1)
Great Lakes Crossing Outlets	126,036		129,222		5.25%		03/11/13		125,507
International Plaza	325,000		325,000		4.85%		12/01/21		285,503
MacArthur Center	130,567		131,000		LIBOR + 2.35%	(3)	09/01/20		117,234
Northlake Mall	215,500		215,500		5.41%		02/06/16		215,500
Stony Point Fashion Park	101,644		103,615		6.24%		06/01/14		98,585
The Gardens on El Paseo	85,336	(4)	86,475	(4)	6.10%		06/11/16		81,480
The Mall at Green Hills	108,284	(5)	111,801	(5)	6.89%		12/01/13		105,045
The Mall at Partridge Creek	80,222		81,203		6.15%		07/06/20		70,433
The Mall at Short Hills	540,000		540,000		5.47%		12/14/15		540,000
The Mall at Wellington Green	200,000		200,000		5.44%		05/06/15		200,000
Twelve Oaks Mall	85,000				LIBOR + 1.75%		01/29/15	(1)	85,000		(1)
Revolving line of credit	37,275				LIBOR + 1.40%	(6)	04/30/14	(6)	37,275	65,000	(6)
Revolving line of credit			6,536		LIBOR + 1.00%	(6)
	$2,952,030		$2,864,135

(1)
Dolphin, Fairlane, and Twelve Oaks are the borrowers and collateral for the $650 million revolving credit facility. The unused borrowing capacity at December 31, 2012 was $255 million. Sublimits may be reallocated quarterly, but not more often than twice a year. The facility has a one-year extension option.

(2)
Balance includes purchase accounting adjustment of $0.2 million and $0.3 million premium in 2012 and 2011, respectively, for an above market interest rate upon acquisition of the center in December 2011 (Note 2).

(3)	Stated interest rate is swapped to an effective rate of 4.99%.

(4)
Balance includes purchase accounting adjustment of $3.9 million and $5.0 million premium in 2012 and 2011, respectively, for an above market interest rate upon acquisition of the center in December 2011 (Note 2).

(5)
Balance includes purchase accounting adjustment of $2.0 million and $4.2 million premium in 2012 and 2011, respectively, for an above market interest rate upon acquisition of the center in December 2011 (Note 2).

(6)
In April 2012, the maturity date on the Company's secondary revolving line of credit was extended through April 2014. The maximum amount available under this facility increased to $65 million and the rate was increased to LIBOR plus 1.40% from LIBOR plus 1.00%. The unused borrowing capacity at December 31, 2012 was $23.6 million.

Mortgage notes payable are collateralized by properties with a net book value of $2.3 billion at December 31, 2012.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents scheduled principal payments on mortgage notes payable as of December 31, 2012:

2013	$243,843	(1)
2014	443,515
2015	1,158,548
2016	585,093
2017	8,585
Thereafter	506,390
Total principal maturities	$2,945,974
Net unamortized debt premiums	6,056
Total mortgages	$2,952,030

(1)	Includes $126 million that was refinanced in January 2013 (Note 21).

Installment Notes

At December 31, 2011, the Company had installment notes outstanding of $281.5 million that were repaid in February 2012. The interest rate on the notes was 3.125%. As of December 31, 2011, the installment notes were secured by restricted cash funded by borrowings under the Company's revolving lines of credit, which was classified within Restricted Cash on the Consolidated Balance Sheet.

2013 Maturities

In January 2013, a 10-year, $225 million non-recourse refinancing was completed on Great Lakes Crossing Outlets. The existing $126 million, 5.25% fixed rate loan was scheduled to mature in March 2013 (Note 21).

The $108.3 million loan on The Mall at Green Hills loan matures in December 2013. The Company expects to pay off the loan using its revolving line of credit to allow for financial flexibility as it continues to explore expansion opportunities at the center.

Debt Covenants and Guarantees

Certain loan agreements contain various restrictive covenants, including a minimum net worth requirement, a maximum payout ratio on distributions, a minimum debt yield ratio, a minimum fixed charges coverage ratio, minimum interest coverage ratios, and a maximum leverage ratio, the latter being the most restrictive. The Company is in compliance with all of its covenants and loan obligations as of December 31, 2012. The maximum payout ratio on distributions covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain the Company's tax status, pay preferred distributions, and for distributions related to the sale of certain assets.

Payments of principal and interest on the Dolphin Mall, Fairlane Town Center, and Twelve Oaks Mall loans were guaranteed by the Operating Partnership as of December 31, 2012.

The Company is required to escrow cash balances for specific uses stipulated by certain of its lenders. As of December 31, 2012 and December 31, 2011, the Company’s cash balances restricted for these uses were $6.1 million and $5.9 million, respectively. Restricted cash at December 31, 2011 included cash funded by the Company's revolving lines of credit that was used to repay the $281.5 million of installment notes in February 2012 (Note 2).

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Beneficial Interest in Debt and Interest Expense

The Operating Partnership's beneficial interest in the debt, capitalized interest, and interest expense of its consolidated subsidiaries and its Unconsolidated Joint Ventures is summarized in the following table. The Operating Partnership's beneficial interest in the consolidated subsidiaries excludes debt and interest related to the noncontrolling interests in Cherry Creek Shopping Center (50%), International Plaza (49.9%) through acquisition of additional interest in December 2012 (Note 2), The Mall at Wellington Green (10%), and MacArthur Center (5%).

	At 100%			At Beneficial Interest
	Consolidated Subsidiaries		Unconsolidated Joint Ventures	Consolidated Subsidiaries	Unconsolidated Joint Ventures
Debt as of:
December 31, 2012	$2,952,030		$1,490,857	$2,785,501	$841,363
December 31, 2011	3,145,602		1,138,808	2,816,877	580,557

Capitalized interest:
Year Ended December 31, 2012	$3,594	(1)	67	$3,487	33
Year Ended December 31, 2011	422			422

Interest expense from continuing operations:
Year Ended December 31, 2012	$142,616		$68,760	$126,031	$35,862
Year Ended December 31, 2011	122,277		61,034	110,147	31,607

Interest expense from discontinued operations (2) -
Year Ended December 31, 2011	21,247			21,247

(1)
The Company capitalizes interest costs incurred in funding its equity contributions to development projects accounted for as UJVs. The capitalized interest cost is included in the Company's basis in its investment in UJVs. Such capitalized interest reduces interest expense in the Company's Consolidated Statement of Operations and Comprehensive Income and in the table above is included within Consolidated Subsidiaries.

(2)	Includes The Pier Shops and Regency Square (Note 2).

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 -	Noncontrolling Interests

Partnership Units Issued in Connection with 2011 Acquisition

In December 2011, the Company acquired The Mall at Green Hills and The Gardens on El Paseo and El Paseo Village from affiliates of Davis Street Properties, LLC (Note 2). The purchase price consideration included 1.3 million Operating Partnership units determined based on a value of $55 per unit. These partnership units became eligible to be converted into the Company's common shares in December 2012 pursuant to the Continuing Offer (Note 15). Prior to that date, the holders had the ability to put the units back to the Operating Partnership for cash at the lesser of the current market price of the Company's common shares or $55 per share. Considering the redemption provisions, the Company accounted for these Operating Partnership units as a redeemable noncontrolling interest through December 2012 when they became subject to the Continuing Offer. The carrying value of these units was $72.7 million at December 31, 2011, which was classified within Redeemable Noncontrolling Interests on the Consolidated Balance Sheet. Adjustments to the redemption value were recorded through equity. In December 2012, upon the expiration of the redemption right of these redeemable noncontrolling interests, the carrying value of these units is now classified within Noncontrolling Interests on the Consolidated Balance Sheet. As of December 31, 2012, of the 1.3 million Operating Partnership units originally issued as consideration, approximately 0.9 million units were tendered under the Continuing Offer.

Redeemable Noncontrolling Interests

In December 2011, Taubman Asia acquired a 90% controlling interest in TCBL (Note 2). As part of the purchase price consideration, $11.9 million of capital in the newly formed company was credited by Taubman Asia to the noncontrolling owners, who owned a 10% residual interest. The noncontrolling ownership interest could be put back to the Company at various dates. Considering the redemption provisions, the Company accounted for the joint venture partner's interest as a contingently redeemable noncontrolling interest. The carrying value of the interest was $11.6 million at December 31, 2011. In November 2012, upon the sale of Taubman TCBL's assets (Note 2), the non-controlling owners relinquished the capital that was credited in connection with the acquisition.

The Company's president of Taubman Asia (the Asia President) has an ownership interest in Taubman Asia, a consolidated subsidiary. The Asia President is entitled to 10% of Taubman Asia's dividends, with 85% of his dividends being withheld as contributions to capital. These withholdings will continue until he contributes and maintains his capital consistent with a 10% ownership interest, including all capital funded by the Operating Partnership for Taubman Asia's operating and investment activities subsequent to the Asia President obtaining his ownership interest. The Operating Partnership will have a preferred investment in Taubman Asia to the extent the Asia President has not yet contributed capital commensurate with his ownership interest. This preferred investment will accrue an annual preferential return equal to the Operating Partnership's average borrowing rate (with the preferred investment and accrued return together being referred to herein as the preferred interest). Taubman Asia has the ability to call, and the Asia President has the ability to put, the Asia President’s ownership interest upon specified terminations of the Asia President’s employment, although such put or call right may not be exercised for specified time periods after certain termination events. The redemption price for the ownership interest is generally a nominal amount through 2013 and subsequently 50% (increasing to 100% as early as May 2015) of the fair value of the ownership interest less the amount required to return the Operating Partnership's preferred interest. The Company has determined that the Asia President's ownership interest in Taubman Asia qualifies as an equity award, considering its specific redemption provisions, and accounts for it as a contingently redeemable noncontrolling interest, with a carrying value of zero at December 31, 2012 and December 31, 2011. Any adjustments to the redemption value are recorded through equity.

The Company owns a 90% controlling interest in a joint venture that is focusing on developing and owning outlet shopping centers. The amount of capital that the 10% joint venture partner is required to contribute is capped. The Company will have a preferred investment to the extent it contributes capital in excess of the amount commensurate with its ownership interest. The Company has the right to purchase the joint venture partner's entire interest and the joint venture partner has the right to require the Company to purchase the joint venture partner's entire interest. Additionally, the parties each have a one-time put and/or call on the joint venture partner’s interest in any stabilized centers, while still maintaining the ongoing joint venture relationship. The purchase price of the joint venture partner's interest will be based on fair value. Considering the redemption provisions, the Company accounts for the joint venture partner’s interest as a contingently redeemable noncontrolling interest with a carrying value of zero at December 31, 2012 and December 31, 2011. Any adjustments to the redemption value are recorded through equity.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of Redeemable Noncontrolling Interests

	2012	2011
Balance January 1	$84,235	$—
Issuance of redeemable noncontrolling interest - TCBL acquisition (Note 2)		11,882
Issuance of redeemable noncontrolling interest - shopping center acquisitions (Note 2)		72,683
Contributions	231	794
Distributions	(2,456)	(66)
Allocation of net loss	(976)	(739)
Allocation of other comprehensive loss	(49)	(10)
Capital relinquished in connection with TCBL disposition (Note 2)	(8,855)
Transfer to nonredeemable equity	(72,035)
Adjustments of redeemable noncontrolling interests	(95)	(309)
Balance December 31	$—	$84,235

Equity Balances of Nonredeemable Noncontrolling Interests

The net equity balance of the nonredeemable noncontrolling interests as of December 31, 2012 and December 31, 2011 includes the following:

	2012	2011
Non-redeemable noncontrolling interests:
Noncontrolling interests in consolidated joint ventures	$(45,066)	$(101,872)
Noncontrolling interests in partnership equity of TRG	(44,242)	(22,452)
	$(89,308)	$(124,324)

Income Allocable to Noncontrolling Interests

Net income attributable to the noncontrolling interests for the years ended December 31, 2012, 2011, and 2010 includes the following:

	2012	2011	2010
Net income (loss) attributable to noncontrolling interests:
Non-redeemable noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	$14,867	$15,477	$9,859
Noncontrolling share of income of TRG	37,752	80,161	26,219
TRG Series F preferred distributions		(372)	2,460
	$52,619	$95,266	$38,538
Redeemable noncontrolling interests	(976)	(739)	(79)
	$51,643	$94,527	$38,459

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Transactions

The following schedule presents the effects of changes in Taubman Centers, Inc.’s ownership interest in consolidated subsidiaries on Taubman Centers, Inc.’s equity for the years ended December 31, 2012, 2011, and 2010:

	2012	2011	2010
Net income attributable to Taubman Centers, Inc. common shareowners	$83,511	$176,701	$47,599
Transfers (to) from the noncontrolling interest –
Increase (Decrease) in Taubman Centers, Inc.’s paid-in capital for the adjustments of noncontrolling interest (1)	14,903	(40,561)	(988)
Decrease in Taubman Centers, Inc.’s paid-in capital related to the acquisition of additional ownership interest in International Plaza	(339,170)
Net transfers (to) from noncontrolling interests	(324,267)	(40,561)	(988)
Change from net income attributable to Taubman Centers, Inc. and transfers (to) from noncontrolling interests	$(240,756)	$136,140	$46,611

(1)
In 2012, 2011, and 2010, adjustments of the noncontrolling interest were made as a result of changes in the Company's ownership of the Operating Partnership in connection with the Company's issuance of common stock in August 2012 and June 2011 (Note 14), share-based compensation under employee and director benefit plans (Note 13), issuances of stock pursuant to the Continuing Offer (Note 13), the acquisition of additional ownership interest in International Plaza, issuances of Operating Partnership units in connection with the acquisition of centers (Note 2), and redemptions of certain redeemable Operating Partnership units (Note 2) .

Finite Life Entities

Accounting Standards Codification Topic 480, “Distinguishing Liabilities from Equity” establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. At December 31, 2012, the Company held a controlling interest in a consolidated entity with a specified termination date in 2083. The noncontrolling owners’ interest in this entity is to be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entity. The estimated fair value of this noncontrolling interest was approximately $361 million at December 31, 2012, compared to a book value of $(46.0) million that is classified in Noncontrolling Interests in the Company’s Consolidated Balance Sheet. The fair value of the noncontrolling interest was calculated as the noncontrolling interest's ownership shares of the underlying property's fair value. The property's fair value was estimated by considering its in-place net operating income, current market capitalization rate, and mortgage debt outstanding.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2012, the Company had the following outstanding interest rate derivatives that were designated and are expected to be effective as cash flow hedges of the interest payments on the associated debt.

Instrument Type	Ownership	Notional Amount	Swap Rate	Credit Spread on Loan	Total Swapped Rate on Loan	Maturity Date
Consolidated Subsidiaries:
Receive variable (LIBOR) /pay-fixed swap (1)	95.0%	$130,567	2.64%	2.35%	4.99%	September 2020
Unconsolidated Joint Ventures:
Receive variable (LIBOR) /pay-fixed swap (2)	50.0%	137,500	2.40%	1.70%	4.10%	April 2018
Receive variable (LIBOR) /pay-fixed swap (2)	50.0%	137,500	2.40%	1.70%	4.10%	April 2018

(1)	The notional amount of the swap is equal to the outstanding principal balance on the loan.

(2)	The notional amount on each of these swaps is equal to 50% of the outstanding principal balance on the loan, which begins amortizing in August 2014.

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

As of December 31, 2012, the Company had $0.6 million of net realized losses included in AOCI resulting from a settled derivative instrument, which was designated as a cash flow hedge that is being recognized as a reduction of income over the term of the hedged debt.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the effect of derivative instruments on the Company’s Consolidated Statement of Operations and Comprehensive Income for the years ended December 31, 2012, 2011, and 2010. The tables include the location and amount of unrealized gains and losses on outstanding derivative instruments in cash flow hedging relationships and the location and amount of realized losses reclassified from AOCI into income resulting from settled derivative instruments associated with hedged debt.

During the years ended December 31, 2012, 2011, and 2010 the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
	2012	2011	2010		2012	2011	2010
Derivatives in cash flow hedging relationships:
Interest rate contracts – consolidated subsidiaries	$(2,821)	$(13,609)	$15,351	Interest Expense	$(3,190)	$(3,488)	$(12,876)
Interest rate contracts – UJVs	(1,976)	(7,081)	2,494	Equity in Income of UJVs	(3,600)	(2,788)	(3,945)
Total derivatives in cash flow hedging relationships	$(4,797)	$(20,690)	$17,845		$(6,790)	$(6,276)	$(16,821)

Realized losses on settled cash flow hedges:
Interest rate contracts – consolidated subsidiaries				Interest Expense	$(605)	$(839)	$(886)
Interest rate contract – UJVs				Equity in Income of UJVs	(188)	(376)	(376)
Total realized losses on settled cash flow hedges					$(793)	$(1,215)	$(1,262)

The Company records all derivative instruments at fair value in the Consolidated Balance Sheet. The following table presents the location and fair value of the Company’s derivative financial instruments as reported in the Consolidated Balance Sheet as of December 31, 2012 and 2011.

		Fair Value
	Consolidated Balance Sheet Location	December 31 2012	December 31 2011
Derivatives designated as hedging instruments:
Liability derivatives:
Interest rate contract – consolidated subsidiaries	Accounts Payable and Accrued Liabilities	$(11,865)	$(9,044)
Interest rate contracts – UJVs	Investment in UJVs	(11,021)	(9,045)
Total liabilities designated as hedging instruments		$(22,886)	$(18,089)

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contingent Features

All of the Company's outstanding derivatives contain provisions that state if the hedged entity defaults on any of its indebtedness in excess of $1 million, then the derivative obligation could also be declared in default. As of December 31, 2012, the Company is not in default on any debt obligations that would trigger a credit risk related default on its current outstanding derivatives.

As of December 31, 2012 and 2011, the fair value of derivative instruments with credit-risk-related contingent features that are in a liability position was $22.9 million and $18.1 million, respectively. As of December 31, 2012 and 2011, the Company was not required to post any collateral related to these agreements. If the Company breached any of these provisions it would be required to settle its obligations under the agreements at their fair value. See Note 17 for fair value information on derivatives.

Note 11 – Leases

Shopping center space is leased to tenants and certain anchors pursuant to lease agreements. Tenant leases typically provide for minimum rent, percentage rent, and other charges to cover certain operating costs. Future minimum rent under operating leases in effect at December 31, 2012 for operating centers assuming no new or renegotiated leases or option extensions on anchor agreements, is summarized as follows:

2013	$385,251
2014	355,941
2015	320,254
2016	283,431
2017	241,726
Thereafter	781,082

Certain shopping centers, as lessees, have ground and building leases expiring at various dates through the year 2107-05-01. In addition, one center has the option to extend the lease term for five 10-year periods and another center has an option to extend the term for three 10-year periods. Ground rent expense is recognized on a straight-line basis over the lease terms.

The Company also leases its office facilities and certain equipment. Office facility and equipment leases expire at various dates through the year 2018. Additionally, one of the leases has a 1-year extension option and one lease has a 5-year extension option. The Company’s U.S. headquarters is rented from an affiliate of the Taubman family under a 10-year lease, with a 5-year extension option.

Rental expense on a straight-line basis under operating leases was $12.0 million in 2012, $9.8 million in 2011, and $10.2 million in 2010. Included in these amounts are related party office rental expense of $2.2 million in 2012 through 2010. Contingent rent expense under operating leases was $0.9 million in 2012. Payables representing straight-line rent adjustments under lease agreements were $40.0 million and $38.8 million as of December 31, 2012 and 2011, respectively.

The following is a schedule of future minimum rental payments required under operating leases:

2013	$12,306
2014	11,111
2015	7,731
2016	7,028
2017	6,963
Thereafter	390,225

The table above includes $2.8 million in both 2013 and 2014 and $0.7 million in 2015 of related party amounts.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

City Creek Center, a mixed-use project in Salt Lake City, Utah, opened in March 2012. The Company owns the retail space subject to a long-term participating lease. City Creek Reserve, Inc. (CCRI), an affiliate of the LDS Church is the participating lessor. The Company owns 100% of the leasehold interest in the retail buildings and property. CCRI has an option to purchase the Company’s interest at fair value at various points in time over the term of the lease. In addition to the minimum rent included in the table above, the Company pays contingent rent based on the performance of the center.

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

A. Alfred Taubman and certain of his affiliates receive various management services from the Manager. For such services, Mr. Taubman and affiliates paid the Manager approximately $3.2 million, $2.3 million, and $2.1 million in 2012, 2011, and 2010, respectively. These amounts are classified in Management, Leasing, and Development Services revenues within the Consolidated Statement of Operations and Comprehensive Income.

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

The compensation cost charged to income for the Company’s share-based compensation plans was $11.9 million, $9.0 million, and $7.7 million for the years ended December 31, 2012, 2011, and 2010, respectively. Compensation cost capitalized as part of properties and deferred leasing costs was $1.1 million for the year ended December 31, 2012 and $0.3 million for both years ended December 31, 2011 and 2010.

The Company estimated the grant-date fair values of options, performance share units, and restricted share units using the methods discussed in the separate sections below for each type of grant. Expected volatility and dividend yields are based on historical volatility and yields of the Company’s common stock, respectively, as well as other factors. The risk-free interest rates used are based on the U.S. Treasury yield curves in effect at the times of grants. The Company assumes no forfeitures of options or performance share units due to the small number of participants and generally low turnover rate.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options

Options are granted to purchase units of limited partnership interest in the Operating Partnership, which are exchangeable for new shares of the Company’s stock under the Continuing Offer (Note 15). The options have ten-year contractual terms.

A summary of option activity for the years ended December 31, 2012, 2011, and 2010 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Range of Exercise Prices
Outstanding at January 1, 2010	1,629,609	$35.24	6.8	$13.83	-	$55.90
Exercised	(176,828)	20.75
Outstanding at December 31, 2010	1,452,781	$37.00	5.7	$13.83	-	$55.90
Exercised	(130,791)	35.66
Outstanding at December 31, 2011	1,321,990	$37.13	4.8	$13.83	-	$55.90
Exercised	(632,188)	31.28
Outstanding at December 31, 2012	689,802	$42.50	3.8	$24.74	-	$55.90

Fully vested options at December 31, 2012	689,802	$42.50	3.8

There were 0.2 million options that vested during the year ended December 31, 2012. As of December 31, 2012, all options outstanding were fully vested and there was no unrecognized compensation cost related to options.

Of the 0.7 million total options outstanding, 0.6 million had vesting schedules with one-third vesting at each of the first, second, and third years of the grant anniversary. Substantially all of the other 0.1 million options outstanding had vesting schedules with one-third vesting at each of the third, fifth, and seventh years of the grant anniversary.
The aggregate intrinsic value (the difference between the period end stock price and the option exercise price) of in-the-money options outstanding was $25.0 million as of December 31, 2012.

The total intrinsic value of options exercised during the years ended December 31, 2012, 2011, and 2010 was $28.7 million, $3.3 million, and $4.0 million, respectively. Cash received from option exercises for the years ended December 31, 2012, 2011, and 2010 was $19.8 million, $4.7 million, and $3.7 million, respectively.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance Share Units

In 2012, 2011, and 2010 the Company granted Performance Share Units (PSU) under the 2008 Omnibus Plan. Each PSU represents the right to receive, upon vesting, shares of the Company’s common stock ranging from 0-300% of the PSU based on the Company’s market performance relative to that of a peer group. The vesting date is March 2015, March 2014, and March 2013 for the 2012, 2011, and 2010 grants, respectively, if continuous service has been provided, or upon retirement or certain other events (such as death or disability) if earlier. No dividends accumulate during the vesting period.

The Company estimated the value of the PSU granted in 2012, 2011, and 2010 using a Monte Carlo simulation, considering the Company’s common stock price at the grant date less the present value of the expected dividends during the vesting period, historical returns of the Company and the peer group of companies, and risk-free interest rates and measurement periods existing at the grant dates. Specific assumptions and the valuation results are shown below.

	Grant Dates
	2012	2011	2010

Risk-free interest rate	0.35% to 0.45%	1.18%	1.1%
Measurement period	3 years	3 years	2.78 years
Weighted average grant-date fair value	$107.45	$85.40	$63.54

In 2012, the Company also granted additional PSU under the 2008 Omnibus Plan that represents the right to receive, upon vesting, shares of the Company’s common stock ranging from 0-400% of the PSU based on the Company’s market performance relative to that of a peer group. The units vest in March 2017, if continuous service has been provided, or upon certain other events (such as death or disability) if earlier. No dividends accumulate during the vesting period. The Company estimated the value of these PSU granted using a Monte Carlo simulation, considering the Company’s common stock price at the grant date less the present value of the expected dividends during the vesting period, historical returns of the Company and the peer group of companies, a risk-free interest rate of 0.70% to 0.90%, and a measurement period of five years. The resulting weighted average grant-date fair value was $189.23 per PSU.

A summary of PSU activity for the years ended December 31, 2012, 2011, and 2010 is presented below:

	Number of Performance Stock Units		Weighted Average Grant Date Fair Value
Outstanding at January 1, 2010	196,943		$15.60
Granted	75,413		63.54
Outstanding at December 31, 2010	272,356		$28.88
Granted	53,795		85.40
Outstanding at December 31, 2011	326,151		$38.20
Vested	(196,943)	(1)	15.60
Granted (three-year vesting)	50,041		107.45
Granted (five-year vesting)	108,224		189.23
Forfeited	(24,733)		123.41
Outstanding at December 31, 2012	262,740		$122.52

(1) Based on the Company's market performance relative to that of a peer group, the actual number of shares of common stock issued upon vesting during the year ended December 31, 2012 equaled 240% of the number of PSU awards vested in the table above.

The total intrinsic value of PSU vested during the year ended December 31, 2012 was $32.8 million. No PSU vested during the years ended December 31, 2011 and 2010.

None of the PSU outstanding at December 31, 2012 were vested. As of December 31, 2012, there was $20.9 million of total unrecognized compensation cost related to nonvested PSU outstanding. This cost is expected to be recognized over an average period of 3.6 years.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Share Units

In 2012, 2011, and 2010, restricted share units (RSU) were issued under the 2008 Omnibus Plan and represent the right to receive upon vesting one share of the Company’s common stock. The vesting date is March 2015, March 2014, and March 2013 for the 2012, 2011, and 2010 grants, respectively, if continuous service has been provided through that period, or upon retirement or certain other events if earlier. No dividends accumulate during the vesting period.
The Company estimated the values of the RSU granted in 2012 using the Company’s common stock at the grant dates deducting the present value of expected dividends during the vesting period using a risk-free rate of 0.35% to 0.50%. The result of the Company’s valuations was a weighted average grant-date fair value of $65.14 per RSU granted during 2012. The Company estimated the value of the RSU grants in March 2011 and June 2011 using the Company’s common stock at the grant date deducting the present value of expected dividends during the vesting period using risk-free rates of 1.18% and 0.78%, respectively. The result of the Company’s valuation was a weighted average grant-date fair value of $47.98 per RSU granted in March 2011, and $53.65 per RSU granted in June 2011. The Company estimated the value of the RSU granted in 2010 using the Company's common stock at the grant date deducting the present value of expected dividends during the vesting period using a risk-free rate of 1.1%. The result of the Company's valuation was a weighted average grant-date fair value of $35.37 for 2010.
A summary of RSU activity for the years ended December 31, 2012, 2011, and 2010 is presented below:

	Number of Restricted Stock Units	Weighted average Grant Date Fair Value
Outstanding at January 1, 2010	567,110	$24.92
Granted	144,588	35.37
Forfeited	(2,057)	56.44
Vested	(91,757)	14.71
Outstanding at December 31, 2010	617,884	$22.72
Granted March 2011	105,391	47.98
Granted June 2011	1,972	53.65
Forfeited	(3,450)	22.19
Vested	(115,870)	49.67
Outstanding at December 31, 2011	605,927	$22.06
Granted	107,653	65.14
Forfeited	(26,665)	46.48
Vested	(364,610)	9.90
Outstanding at December 31, 2012	322,305	$48.19

Based on an analysis of historical employee turnover, the Company has made an annual forfeiture assumption of approximately 2% of grants when recognizing compensation costs relating to the RSU.

The total intrinsic value of RSU vested during the years ended December 31, 2012, 2011, and 2010 was $25.2 million, $6.4 million, and $3.6 million, respectively.

None of the RSU outstanding at December 31, 2012 were vested. As of December 31, 2012, there was $6.1 million of total unrecognized compensation cost related to nonvested RSU outstanding. This cost is expected to be recognized over an average period of 1.8 years.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-Employee Directors’ Stock Grant and Deferred Compensation

The 2008 Omnibus Plan provides a quarterly grant to each non-employee director of the Company shares of the Company's common stock based on the fair value of the Company's common stock on the last business day of the preceding quarter. The annual fair market value of the grant was $70,000 in 2012 and 2011, and $50,000 in 2010. As of December 31, 2012, 6,101 shares have been issued under the 2008 Omnibus Plan. Certain directors have elected to defer receipt of their shares as described below.

The Non-Employee Directors’ Deferred Compensation Plan (DCP), which was approved by the Company’s Board of Directors, allows each non-employee director of the Company the right to defer the receipt of all or a portion of his or her annual director retainer until the termination of his or her service on the Company’s Board of Directors and for such deferred compensation to be denominated in restricted stock units, representing the right to receive shares of the Company’s common stock at the end of the deferral period. During the deferral period, when the Company pays cash dividends on its common stock, the directors’ deferral accounts will be credited with dividend equivalents on their deferred restricted stock units, payable in additional restricted stock units based on the then-fair market value of the Company’s common stock. There were 79,877 restricted stock units outstanding under the DCP at December 31, 2012.

Other Employee Plans

As of December 31, 2012 and 2011, the Company had fully vested awards outstanding for 10,243 and 19,161 notional shares of stock, respectively, under a previous long-term performance compensation plan. These awards will be settled in cash based on a twenty day average of the market value of the Company's common stock. The liability for the eventual payout of these awards is marked to market quarterly based on the twenty day average of the Company's stock price. The Company recorded compensation costs of $0.3 million relating to this plan for each of the years ended December 31, 2012, 2011 and 2010, respectively. $0.7 million was paid out under this plan during 2012. No awards under this plan were paid out during 2011 or 2010.

The Company has a voluntary retirement savings plan established in 1983 and amended and restated effective January 1, 2001 (the Plan). The Plan is qualified in accordance with Section 401(k) of the Internal Revenue Code (the Code). The Company contributes an amount equal to 2% of the qualified wages of all qualified employees and matches employee contributions in excess of 2% up to 7% of qualified wages. In addition, the Company may make discretionary contributions within the limits prescribed by the Plan and imposed in the Code. The Company’s contributions and costs relating to the Plan were $3.0 million in 2012, $2.9 million in 2011, and $2.7 million in 2010.

Note 14 – Common and Preferred Stock and Equity of TRG

Common Stock

In August 2012 and June 2011, the Company sold 2,875,000 and 2,012,500 of its common shares, respectively. The proceeds were used by the Company to acquire an equal number of Operating Partnership units. The Operating Partnership paid all offering costs. The Operating Partnership used the net proceeds, after offering costs, of $208.9 million and $112 million in 2012 and 2011, respectively, to reduce outstanding borrowings under its revolving lines of credit.

Outstanding Preferred Stock

The Company is obligated to issue to the noncontrolling partners of TRG, upon subscription, one share of Series B Non-Participating Convertible Preferred Stock (Series B Preferred Stock) for each of the Operating Partnership units held by the noncontrolling partners. Each share of Series B Preferred Stock entitles the holder to one vote on all matters submitted to the Company's shareowners. The holders of Series B Preferred Stock, voting as a class, have the right to designate up to four nominees for election as directors of the Company. On all other matters, including the election of directors, the holders of Series B Preferred Stock will vote with the holders of common stock. The holders of Series B Preferred Stock are not entitled to dividends or earnings of the Company. The Series B Preferred Stock is convertible into common stock at a ratio of 14,000 shares of Series B Preferred Stock for one share of common stock. During the years ended December 31, 2012, 2011, and 2010, 1,132,359 shares, 1,092,690 shares, and 126,109 shares of Series B Preferred Stock, respectively, were converted to 65 shares, 76 shares, and 7 shares of the Company’s common stock, respectively, as a result of tenders of units under the Continuing Offer (Note 15).

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2012, the Company redeemed the 8% Series G Cumulative Redeemable Preferred Stock (Series G Preferred Stock) and 7.625% Series H Cumulative Redeemable Preferred Stock (Series H Preferred Stock) at prices per share of $25.35 and $25.33359375, respectively, which include accrued and unpaid dividends. The Company previously had 4,000,000 shares (par value $100 million) of its Series G Preferred Stock outstanding and 3,480,000 shares (par value $87 million) of its Series H Preferred Stock outstanding. As a result of the redemptions in 2012, the Company recognized charges of $3.3 million and $3.1 million, representing the difference between the carrying values and the redemption prices of its Series G Preferred Stock and Series H Preferred Stock, respectively. These charges are included within Preferred Stock Dividends on the Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 2012. The Series G Preferred Stock had no stated maturity, sinking fund, or mandatory redemption requirements. Dividends were cumulative and payable on the last day of each calendar quarter. The Series H Preferred Stock had no stated maturity, sinking fund, or mandatory redemption requirements. Dividends were cumulative and payable in arrears on or before the last day of each calendar quarter.

The Series G Preferred Stock and Series H Preferred Stock were redeemed with the net proceeds of $186.2 million from the issuance of 7,700,000 shares of 6.5% Series J Cumulative Redeemable Preferred Stock (Series J Preferred Stock) in August 2012. Offering costs of $6.3 million were incurred in connection with this issuance. The Series J Preferred Stock has no stated maturity, sinking fund, or mandatory redemption requirements and generally is not convertible into any other security of the Company. The Series J Preferred Stock has a liquidation preference of $192.5 million ($25 per share). Dividends are cumulative and are paid on the last business day of each calendar quarter. All accrued dividends have been paid. The Series J Preferred Stock will be redeemable by the Company at par, $25 per share, plus accrued dividends, generally beginning in August 2017. The Company owns corresponding Series J Preferred Equity interests in the Operating Partnership that entitle the Company to income and distributions (in the form of guaranteed payments) in amounts equal to the dividends payable on the Company's Series J Preferred Stock. The Series J Preferred Stock is generally non-voting.

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

Based on a market value at December 31, 2012 of $78.72 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was $1.9 billion. The purchase of these interests at December 31, 2012 would have resulted in the Company owning an additional 27% interest in the Operating Partnership.

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

	Year Ended December 31
	2012	2011	2010
Net income attributable to Taubman Centers, Inc. common shareowners (Numerator):
Income from continuing operations	$83,511	$75,011	$61,284
Income (loss) from discontinued operations		101,690	(13,685)
Basic	$83,511	$176,701	$47,599

Shares (Denominator) – basic	59,884,455	56,899,966	54,569,618

Earnings per common share from continuing operations	$1.39	$1.32	$1.12
Income (loss) from discontinued operations		1.79	(0.25)
Earnings per common share – basic	$1.39	$3.11	$0.87

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31
	2012	2011	2010
Net income attributable to Taubman Centers, Inc. common shareowners (Numerator):
Income from continuing operations - basic	$83,511	$75,011	$61,284
Impact of additional ownership of TRG on income from continuing operations	672	625	428
Income from continuing operations - diluted	$84,183	$75,636	$61,712
Income (loss) from discontinued operations - basic		101,690	(13,685)
Impact of additional ownership of TRG on income (loss) from discontinued operations		296	(91)
Diluted	$84,183	$177,622	$47,936

Shares – basic	59,884,455	56,899,966	54,569,618
Effect of dilutive securities	1,491,989	1,629,123	1,133,195
Shares (Denominator) – diluted	61,376,444	58,529,089	55,702,813

Earnings per common share from continuing operations	$1.37	$1.29	$1.11
Income (loss) from discontinued operations		1.74	(0.25)
Earnings per common share – diluted	$1.37	$3.03	$0.86

The calculation of diluted earnings per share excluded certain potential common stock including outstanding partnership units, unissued partnership units under a unit option deferral election, and out-of-the-money options, all of which may be exchanged for common shares of the Company under the Continuing Offer. The table below presents the potential common stock excluded from the calculation of diluted earnings per share as they were anti-dilutive in the period presented.

	Year Ended December 31
	2012	2011	2010
Weighted average partnership units outstanding	5,063,736	7,449,132	8,565,622
Unissued partnership units under unit option deferral elections	871,262	871,262	871,262
Out-of-the-money options		60,469	515,449

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 -	Fair Value Disclosures

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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements as of December 31, 2012 Using		Fair Value Measurements as of December 31, 2011 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Available-for-sale securities	$2,452		$2,158
Insurance deposit	11,291		10,708
Total assets	$13,743		$12,866

Derivative interest rate contract (Note 10)		$(11,865)		$(9,044)
Total liabilities		$(11,865)		$(9,044)

The insurance deposit shown above represents an escrow account maintained in connection with a property and casualty insurance arrangement for the Company’s shopping centers, and is classified within Deferred Charges and Other Assets on the Consolidated Balance Sheet. The corresponding deferred revenue relating to amounts billed to tenants for this arrangement has been classified within Accounts Payable and Other Liabilities on the Consolidated Balance Sheet.

The available-for-sale securities shown above consist of marketable securities that represent shares in a Vanguard REIT fund that were purchased to facilitate a tax efficient structure for the 2005 disposition of Woodland mall and is classified within Deferred Charges and Other Assets on the Consolidated Balance Sheet. In January 2013, this security was sold, resulting in a $1.3 million realized gain that will be recognized in the first quarter 2013.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments Carried at Other Than Fair Values

Community Development District Obligation

The owner of one shopping center pays annual special assessment levies of a Community Development District (CDD), which provided certain infrastructure assets and improvements. As the amount and period of the special assessments were determinable, the Company capitalized the infrastructure assets and improvements and recognized an obligation for the future special assessments to be levied. At December 31, 2012 and 2011, the book value of the infrastructure assets and improvements, net of depreciation, was $39.8 million and $41.6 million, respectively. The related obligation is classified within Accounts Payable and Accrued Liabilities on the Consolidated Balance Sheet and had a balance of $60.8 million and $61.8 million at December 31, 2012 and 2011, respectively. The fair value of this obligation, derived from quoted market prices and therefore falling into Level 1 of the fair value hierarchy, was $60.9 million at December 31, 2012 and $58.2 million at December 31, 2011.

Notes Payable

The fair value of notes payable are estimated using cash flows discounted at current market rates and therefore fall into Level 2 of the fair value hierarchy. When selecting discount rates for purposes of estimating the fair value of notes payable at December 31, 2012 and 2011, the Company employed the credit spreads at which the debt was originally issued. Excluding 2010 through 2012 refinancings and debt assumed as part of the 2011 acquisitions, an additional 1.50% credit spread was added to the discount rate at December 31, 2012 and December 31, 2011, to attempt to account for current market conditions. This additional spread is an estimate and is not necessarily indicative of what the Company could obtain in the market at the reporting date. The Company does not believe that the use of different interest rate assumptions would have resulted in a materially different fair value of notes payable as of December 31, 2012 or 2011. To further assist financial statement users, the Company has included with its fair value disclosures an analysis of interest rate sensitivity.

The estimated fair values of notes payable at December 31, 2012 and 2011 are as follows:

	2012		2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable	$2,952,030	$3,082,265	$3,145,602	$3,299,243

The fair values of the notes payable are dependent on the interest rates used in estimating the values. An overall 1% increase in rates employed in making these estimates would have decreased the fair values of the debt shown above at December 31, 2012 by $73.9 million or 2.4%.

Cash Equivalents and Notes Receivable

The fair value of cash equivalents and notes receivable approximates their carrying value due to their short maturity. The fair value of cash equivalents is derived from quoted market prices and therefore falls into Level 1 of the fair value hierarchy. The fair value of notes receivable are estimated using cash flows discounted at current market rates and therefore fall into Level 2 of the fair value hierarchy.

See Note 5 regarding the fair value of the Unconsolidated Joint Ventures’ notes payable, and Note 10 regarding additional information on derivatives.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 – Cash Flow Disclosures and Non-Cash Investing and Financing Activities

Interest paid in 2012, 2011, and 2010, net of amounts capitalized of $3.6 million, $0.4 million, and $0.3 million, respectively, was $142.0 million, $117.2 million, and $134.6 million, respectively. Income taxes paid in 2012, 2011, and 2010 were immaterial. The following non-cash investing and financing activities occurred during 2012, 2011, and 2010. This table excludes any non-cash adjustments of noncontrolling interests as a result of equity transactions (Note 9).

	2012	2011	2010
Issuance of note and other receivable in connection with the sale of Taubman TCBL's assets (Note 2)	$9,353
Issuance of TRG partnership units in connection with acquisitions of The Mall at Green Hills and The Gardens on El Paseo and El Paseo Village (Note 2)		$72,683
Assumption of debt in connection with acquisitions of The Mall at Green Hills and The Gardens on El Paseo and El Paseo Village (Note 2)		215,439
Issuance of installment notes in connection with acquisitions of The Mall at Green Hills and The Gardens on El Paseo and El Paseo Village (Note 2)		281,467
Issuance of redeemable equity in connection with acquisition of Taubman TCBL (Note 2)		11,882
Receipt of escrow in connection with the sale of Taubman TCBL (Note 2)	3,550
Relinquishment of redeemable equity in connection with disposition of Taubman TCBL (Note 2)	8,855
Transfer of The Pier Shops and Regency Square in settlement of mortgage debt obligations, net (Note 2)		63,941
Other non-cash additions to properties	19,952	29,803	$28,678

Other non-cash additions to properties primarily represent accrued construction and tenant allowance costs. Various other assets and liabilities were also assumed in connection with the acquisitions of The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village, Taubman TCBL, and an additional interest in International Plaza, as well as the disposition of Taubman TCBL. (Note 2).

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 – Accumulated Other Comprehensive Income

Changes in the balance of each component of Accumulated Other Comprehensive Income (AOCI) for the year ended December 31, 2012 are as follows:

	Taubman Centers, Inc. AOCI			Noncontrolling Interests AOCI
	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total
January 1, 2012		(27,613)	(27,613)		9,113	9,113
Current Period Other Comprehensive Income	1,888	(2,551)	(663)	756	(1,162)	(406)
Other Adjustments		6,212	6,212		(6,212)	(6,212)
December 31, 2012	1,888	(23,952)	(22,064)	756	1,739	2,495

Changes in the balance of each component of AOCI for the year ended December 31, 2011 are as follows:

	Taubman Centers, Inc. AOCI			Noncontrolling Interests AOCI
	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total
January 1, 2011		(14,925)	(14,925)		15,802	15,802
Current Period Other Comprehensive Income		(13,137)	(13,137)		(6,240)	(6,240)
Other Adjustments		449	449		(449)	(449)
December 31, 2011		(27,613)	(27,613)		9,113	9,113

Changes in the balance of each component of AOCI for the year ended December 31, 2010 are as follows:

	Taubman Centers, Inc. AOCI			Noncontrolling Interests AOCI
	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total
January 1, 2010		(24,443)	(24,443)		5,820	5,820
Current Period Other Comprehensive Income		9,469	9,469		10,031	10,031
Other Adjustments		49	49		(49)	(49)
December 31, 2010		(14,925)	(14,925)		15,802	15,802

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 – Quarterly Financial Data (Unaudited)

The following is a summary of quarterly results of operations for 2012 and 2011:

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$169,264	$179,465	$189,539	$209,706
Equity in income of Unconsolidated Joint Ventures	11,901	11,170	12,672	12,751
Net income	32,177	31,448	45,061	49,131
Net income attributable to TCO common shareowners	17,531	16,373	21,700	27,907
Income from continuing operations per share - basic	$0.30	$0.28	$0.36	$0.45
Earnings per common share – basic	$0.30	$0.28	$0.36	$0.45
Income from continuing operations per share - diluted	$0.30	$0.27	$0.35	$0.44
Earnings per common share – diluted	$0.30	$0.27	$0.35	$0.44

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$149,634	$149,407	$158,555	$187,322
Equity in income of Unconsolidated Joint Ventures	10,146	10,886	10,958	14,074
Net income(1)	24,444	20,290	21,868	220,796
Net income attributable to TCO common shareowners	10,716	8,344	8,461	149,180
Income from continuing operations per share - basic	$0.27	$0.23	$0.29	$0.53
Earnings per common share – basic(1)	$0.19	$0.15	$0.15	$2.58
Income from continuing operations per share - diluted	$0.26	$0.23	$0.28	$0.52
Earnings per common share – diluted(1)	$0.19	$0.15	$0.14	$2.50

(1)
Amounts include non-cash accounting gains of $126.7 million and $47.4 million, respectively, that were recognized on extinguishment of the debt obligations at The Pier Shops and Regency Square in the fourth quarter of 2011 (Note 2).

Note 21 – Subsequent Events

Great Lakes Crossing Outlets

In January 2013, a 10-year, $225 million non-recourse refinancing was completed on Great Lakes Crossing Outlets. The payments on the loan, which bears interest at an all-in rate of 3.63%, are based on amortizing principal over 30 years. The existing $126 million, 5.25% fixed rate loan, which was scheduled to mature in March 2013, was paid off and the approximately $100 million of excess proceeds were used to pay down the revolving lines of credit.

Schedule II

VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2012, 2011, and 2010
(in thousands)

		Additions
	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write-offs	Transfers, net		Balance at end of year
Year Ended December 31, 2012
Allowance for doubtful receivables	$3,303	$1,397		$(1,276)			$3,424
Year Ended December 31, 2011
Allowance for doubtful receivables	$7,966	$2,032		$(2,535)	$(4,160)	(1)	$3,303
Year Ended December 31, 2010
Allowance for doubtful receivables	$6,894	$3,363		$(2,291)			$7,966

(1) Amounts represent balances associated with The Pier Shops and Regency Square as the centers were transferred to their mortgage lenders during 2011.

See accompanying report of independent registered public accounting firm.

Schedule III
TAUBMAN CENTERS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2012
(in thousands)

	Initial Cost to Company			Gross Amount at Which Carried at Close of Period
	Land	Buildings, Improvements, and Equipment	Cost Capitalized Subsequent to Acquisition	Land	BI&E	Total		Accumulated Depreciation (A/D)	Total Cost Net of A/D	Encumbrances		Date of Completion of Construction or Acquisition	Depreciable Life
Shopping Centers:
Beverly Center Los Angeles, CA		$209,093	$70,378		$279,471	$279,471		$152,174	$127,297	$310,468		1982	40 years
Cherry Creek Shopping Center Denver, CO		99,087	123,349		222,436	222,436		128,709	93,727	280,000		1990	40 years
City Creek Shopping Center Salt Lake City, UT		75,229			75,229	75,229		2,239	72,990			2012	30 years
Dolphin Mall, Miami, FL	$34,881	222,301	64,038	$34,881	286,339	321,220		86,666	234,554	250,000	(1)	2001	50 years
Fairlane Town Center, Dearborn, MI	17,330	104,668	50,509	17,330	155,177	172,507		74,378	98,129	60,000	(1)	1996	40 years
The Gardens on El Paseo/ El Paseo Village Palm Desert, CA	23,500	131,858	966	23,500	132,824	156,324		3,842	152,482	85,336/ 16,698	(2)	2011	40 years/ 48 years
Great Lakes Crossing Outlets Auburn Hills, MI	15,506	188,773	44,938	15,506	233,711	249,217		110,371	138,846	126,036		1998	50 years
The Mall at Green Hills Nashville, TN	46,000	332,261	1,102	46,000	333,363	379,363		10,893	368,470	108,284	(3)	2011	40 years
International Plaza Tampa, FL		299,244	38,917		338,161	338,161		114,843	223,318	325,000		2001	50 years
MacArthur Center, Norfolk, VA		142,804	19,628		162,432	162,432		61,113	101,319	130,567		1999	50 years
Northlake Mall Charlotte, NC	22,540	141,365	6,274	22,540	147,639	170,179		60,381	109,798	215,500		2005	50 years
The Mall at Partridge Creek Clinton Township, MI	14,097	118,531	15,228	14,097	133,759	147,856		46,537	101,319	80,222		2007	50 years
The Mall at Short Hills Short Hills, NJ	25,114	167,595	161,976	25,114	329,571	354,685		156,096	198,589	540,000		1980	40 years
Stony Point Fashion Park Richmond, VA	10,677	90,731	14,902	10,677	105,633	116,310		46,943	69,367	101,644		2003	50 years
Twelve Oaks Mall Novi, MI	25,410	190,455	83,146	25,410	273,601	299,011		125,937	173,074	85,000	(1)	1977	50 years
The Mall at Wellington Green Wellington, FL	18,967	180,799	13,933	21,439	192,260	213,699		78,169	135,530	200,000		2001	50 years
The Shops at Willow Bend Plano, TX	26,192	212,565	37,612	26,192	250,177	276,369		87,702	188,667			2001	50 years
Other:
Office Facilities			28,363		28,363	28,363		21,736	6,627
Peripheral Land	46,420			46,420		46,420			46,420
Construction in Process and Development - pre-construction costs	89,239	57,055	17,256	89,239	74,311	163,550			163,550
Assets under CDD Obligations	4,164	61,411		4,164	61,411	65,575		25,727	39,848
Other		7,623			7,623	7,623		1,420	6,203
Total	$420,037	$3,033,448	$792,515	$422,509	$3,823,491	$4,246,000	(4)	$1,395,876	$2,850,124

The changes in total real estate assets and accumulated depreciation for the years ended December 31, 2012, 2011, and 2010 are as follows:

	Total Real Estate Assets					Accumulated Depreciation
	2012	2011		2010		2012	2011		2010
Balance, beginning of year	$4,020,954	$3,528,297		$3,496,853	Balance, beginning of year	$(1,271,943)	$(1,199,247)		$(1,100,610)
Acquisitions		543,136	(5)		Depreciation - continuing operations	(134,858)	(117,466)		(136,824)
New development and improvements	237,877	76,026		79,023	Depreciation - discontinued operations		(9,764)		(8,108)
Disposals/Write-offs	(11,972)	(123,839)	(6)	(46,737)	Disposals/Write-offs	10,925	54,534	(6)	46,295
Transfers In/(Out)	(859)	(2,666)		(842)	Transfers In/(Out)
Balance, end of year	$4,246,000	$4,020,954		$3,528,297	Balance, end of year	$(1,395,876)	$(1,271,943)		$(1,199,247)

(1)	These centers are collateral for the Company’s $650 million revolving line of credit. Borrowings under the revolving line of credit are primary obligations of the entities owning these centers.

(2)
Balances represent the two different mortgage notes held separately on The Gardens on El Paseo and El Paseo Village for $85.3 million and $16.7 million which include $3.9 million and $0.2 million, respectively, of purchase accounting premiums.

(3)	Balance includes $2.0 million purchase accounting premium.

(4)	The unaudited aggregate cost for federal income tax purposes as of December 31, 2012 was $4.613 billion.

(5)	Includes costs relating to the purchase of The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village.

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

TAUBMAN CENTERS, INC.
Date:	February 25, 2013	By:	/s/ Robert S. Taubman
Robert S. Taubman, Chairman of the Board, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert S. Taubman	Chairman of the Board, President,	February 25, 2013
Robert S. Taubman	Chief Executive Officer, and Director
(Principal Executive Officer)

/s/ Lisa A. Payne	Vice Chairman, Chief Financial	February 25, 2013
Lisa A. Payne	Officer, and Director (Principal Financial Officer)

/s/ William S. Taubman	Chief Operating Officer,	February 25, 2013
William S. Taubman	and Director

/s/ Esther R. Blum	Senior Vice President, Controller, and	February 25, 2013
Esther R. Blum	Chief Accounting Officer

/s/ Graham Allison	Director	February 25, 2013
Graham Allison

/s/ Jerome A. Chazen	Director	February 25, 2013
Jerome A. Chazen

/s/ Craig M. Hatkoff	Director	February 25, 2013
Craig M. Hatkoff

/s/ Peter Karmanos, Jr.	Director	February 25, 2013
Peter Karmanos, Jr.

/s/ William U. Parfet	Director	February 25, 2013
William U. Parfet

/s/ Ronald W. Tysoe	Director	February 25, 2013
Ronald W. Tysoe

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
3.1	Restated By-Laws of Taubman Centers, Inc.	8-K		3.1	December 16, 2009
3.2	Amended and Restated Articles of Incorporation of Taubman Centers, Inc.	8-K		3.1	August 14, 2012
4.1	Loan Agreement dated as of January 15, 2004 among La Cienega Associates, as Borrower, Column Financial, Inc., as Lender.	10-Q	March 31, 2004	4
4.2	Assignment of Leases and Rents, La Cienega Associates, Assignor, and Column Financial, Inc., Assignee, dated as of January 15, 2004.	10-Q	March 31, 2004	4
4.3	Leasehold Deed of Trust, with Assignment of Leases and Rents, Fixture Filing, and Security Agreement, dated as of January 15, 2004, from La Cienega Associates, Borrower, to Commonwealth Land Title Company, Trustee, for the benefit of Column Financial, Inc., Lender.	10-Q	March 31, 2004	4
4.4	Amended and Restated Promissory Note A-1, dated December 14, 2005, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company.	8-K		4.1	December 16, 2005
4.5	Amended and Restated Promissory Note A-2, dated December 14, 2005, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company.	8-K		4.2	December 16, 2005
4.6	Amended and Restated Promissory Note A-3, dated December 14, 2005, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company.	8-K		4.3	December 16, 2005
4.7	Amended and Restated Mortgage, Security Agreement and Fixture Filings, dated December 14, 2005 by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company.	8-K		4.4	December 16, 2005
4.8	Amended and Restated Assignment of Leases, dated December 14, 2005, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company.	8-K		4.5	December 16, 2005
4.9	Third Amended and Restated Secured Revolving Credit Agreement, dated as of July 29, 2011, by and among Dolphin Mall Associates Limited Partnership, Fairlane Town Center LLC and Twelve Oaks Mall, LLC, as Borrowers, Eurohypo AG, New York Branch, as Administrative Agent and Lead Arranger, and the various lenders and agents on the signature pages thereto.	10-Q	September 30, 2011	4.1
4.9.1	First Amendment to Third Amended and Restated Secured Revolving Credit Agreement	10-Q	March 31, 2012	4
4.9.2	Substitution of Agent and Second Amendment to Third Amended and Restated Secured Revolving Credit Agreement	10-Q	June 30, 2012	4.1
4.9.3	Form of Substitution of Agent and Confirmatory Assignment of Mortgage	10-Q	June 30, 2012	4.2
4.10	Fourth Amended and Restated Mortgage, Assignment of Leases and Rents and Security Agreement, dated as of July 29, 2011, by and between Dolphin Mall Associates LLC and Eurohypo AG, New York Branch, as Administrative Agent.	10-Q	September 30, 2011	4.2
4.11	Third Amended and Restated Mortgage, dated as of July 29, 2011, by and between Fairlane Town Center LLC and Eurohypo AG, New York Branch, as Administrative Agent.	10-Q	September 30, 2011	4.3

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
4.12	Third Amended and Restated Mortgage, dated as of July 29, 2011, by and between Twelve Oaks Mall, LLC and Eurohypo AG, New York Branch, as Administrative Agent.	10-Q	September 30, 2011	4.4
4.13	Guaranty of Payment, dated as of July 29, 2011, by and among The Taubman Realty Group Limited Partnership, Dolphin Mall Associates LLC, Fairlane Town Center LLC and Twelve Oaks Mall, LLC.	10-Q	September 30, 2011	4.5
4.14	Amended and Restated Mortgage, Security Agreement and Fixture Filing, dated as of November 4, 2011, by Tampa Westshore Associates Limited Partnership, in favor of Metropolitan Life Insurance Company.	8-K		4.1	November 9, 2011
4.14.1	Assignment of Leases, dated as of November 4, 2011, by Tampa Westshore Associates Limited Partnership (Assignor), a Delaware limited partnership, in favor of Metropolitan Life Insurance Company.	8-K		4.2	November 9, 2011
4.14.2	Guaranty Agreement, dated as of November 4, 2011, by The Taubman Realty Group Limited Partnership, in favor of Metropolitan Life Insurance Company.	8-K		4.3	November 9, 2011
4.15	Form of certificate evidencing 6.500% Series J Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 Per Share.	8-A12B		4.1	August 13, 2012
*10.1	The Taubman Realty Group Limited Partnership 1992 Incentive Option Plan, as Amended and Restated Effective as of September 30, 1997.	10-K	December 31, 1997	10(b)
*10.1.1	First Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Option Plan as Amended and Restated Effective as of September 30, 1997.	10-K	December 31, 2001	10(b)
*10.1.2	Second Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated Effective as of September 30, 1997.	10-K	December 31, 2004	10(c)
*10.1.3	Third Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated Effective as of September 30, 1997.	10-K	December 31, 2004	10(d)
*10.1.4	Fourth Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated Effective as of September 30, 1997.	10-Q	March 31, 2007	10(a)
*10.1.5	The Form of The Taubman Realty Group Limited Partnership 1992 Incentive Option Plan Option Agreement.	10-K	December 31, 2004	10(e)
10.2	Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager.	10-K	December 31, 1992	10(f)
*10.2.1	First Amendment to the Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager, dated September 30, 1998.	10-K	December 31, 2008	10(au)
*10.2.2	Second Amendment to the Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager, dated December 23, 2008.	10-K	December 31, 2008	10(an)
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
		10-K	December 31, 2008	10(o)
*10.6.1	Form of Amended and Restated Change of Control Employment Agreement, dated December 18, 2008 (revised for Code Section 409A compliance).	10-K	December 31, 2008	10(p)
*10.6.2	Amendment to The Taubman Centers, Inc. Change of Control Severance Program, dated December 12, 2008 (revised for Code Section 409A compliance).	10-K	December 31, 2008	10(ar)
10.7	Second Amended and Restated Continuing Offer, dated as of May 16, 2000.	10-Q	June 30, 2000	10(b)
10.8	The Third Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership dated December 12, 2012.	S-3		10.3	December 27, 2012
*10.9	The Taubman Realty Group Limited Partnership and The Taubman Company LLC Election and Option Deferral Agreement, as Amended and Restated Effective as of January 27, 2011	10-Q	March 31, 2011	10(b)
10.10	Operating Agreement of Taubman Land Associates, a Delaware Limited Liability Company, dated October 20, 2006.	10-K	December 31, 2006	10(ab)
10.11	Amended and Restated Agreement of Partnership of Sunvalley Associates, a California general partnership.	10-Q/A	June 30, 2002	10(a)
10.11.1	First Amendment to Amended and Restated Agreement of Partnership of Sunvalley Associates, a California general partnership.					X
*10.12	Summary of Compensation for the Board of Directors of Taubman Centers, Inc., effective January 1, 2011.	10-Q	March 31, 2011	10(a)
*10.12.1	Summary of Compensation for the Board of Directors of Taubman Centers, Inc., effective January 1, 2013.					X
*10.13	The Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan.	8-K		10	May 18, 2005
*10.13.1	The Form of The Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan.	8-K		10	May 18, 2005
*10.13.2	First Amendment to the Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan.	10-Q	June 30, 2008	10(c)
*10.13.3	Form of Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan Amendment Agreement (revised for Code Section 409A compliance).	10-K	December 31, 2008	10(ap)
*10.14	Third Amended and Restated Limited Liability Company Agreement of Taubman Properties Asia LLC, a Delaware Limited Liability Company.					X
*10.15	The Taubman Company 2008 Omnibus Long-Term Incentive Plan, as amended and restated as of May 21, 2010.	DEF 14		A	March 31, 2010

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
*10.15.1	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Restricted Share Unit Award Agreement.	8-K		10(a)	March 10, 2009
*10.15.2	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Option Award Agreement.	8-K		10(b)	March 10, 2009
*10.15.3	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Restricted and Performance Share Unit Award Agreement.	8-K		10(c)	March 10, 2009
*10.15.4	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Performance Share Unit Award Agreement (Five-Year Vesting)	10-Q	March 31, 2012	10
*10.16	The Form of Fair Competition Agreement, by and between the Company and various officers of the Company.	10-Q	September 30, 2009	10(a)
10.17	Acquisition Agreement between Davis Street Land Company of Tennessee, L.L.C., as Trustee of The Green Hills Mall Trust, Davis Street Land Company of Tennessee II, L.L.C., as Trustee of GH II Trust, Gardens SPE II, LLC, and El Paseo Land Company, L.L.C and The Taubman Realty Group Limited Partnership, dated September 30, 2011.	10-Q	September 30, 2011	4.6
10.17.1	First Amendment to the Acquisition Agreement between Davis Street Land Company of Tennessee, L.L.C., as Trustee of The Green Hills Mall Trust, Davis Street Land Company of Tennessee II, L.L.C., as Trustee of GH II Trust, Gardens SPE II, LLC, and El Paseo Land Company, L.L.C and The Taubman Realty Group Limited Partnership, dated December 21, 2011.	10-K	December 31, 2011	10.17.1
*10.18	Separation Agreement and Release, dated July 2, 2012, for David Weinert	10-Q	September 30, 2012	10
10.19	Partnership Interest Purchase Agreement by and between CSAT, L.P. and Woodland Shopping Center Limited Partnership, dated December 17, 2012.	8-K		10	December 20, 2012
*10.20	Employment Agreement between Taubman Asia Management Limited and Rene Tremblay.					X
12	Statement Re: Computation of Taubman Centers, Inc. Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.					X
21	Subsidiaries of Taubman Centers, Inc.					X
23	Consent of Independent Registered Public Accounting Firm.					X
31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
99.1	Debt Maturity Schedule.					X
99.2	Real Estate and Accumulated Depreciation Schedule of the Unconsolidated Joint Ventures of The Taubman Realty Group Limited Partnership.					X
101.INS	XBRL Instance Document**					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
101.SCH	XBRL Taxonomy Extension Schema Document**					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**					X
*	A management contract or compensatory plan or arrangement required to be filed.
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