Form 10-Q
period 2013-06-30
TAUBMAN CENTERS INC
filed 2013-07-30
CIK 890319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2013
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

☐ Yes ☒ No

As of July 29, 2013 there were outstanding 63,837,830 shares of the Company's common stock, par value $0.01 per share.

TAUBMAN CENTERS, INC.

TAUBMAN CENTERS, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	June 30 2013	December 31 2012
Assets:
Properties	$4,331,214	$4,246,000
Accumulated depreciation and amortization	(1,452,935)	(1,395,876)
	$2,878,279	$2,850,124
Investment in Unconsolidated Joint Ventures (Notes 2 and 4)	274,308	214,152
Cash and cash equivalents (Note 2)	63,487	32,057
Restricted cash (Note 5)	6,346	6,138
Accounts and notes receivable, less allowance for doubtful accounts of $3,803 and $3,424 in 2013 and 2012	56,852	69,033
Accounts receivable from related parties	2,960	2,009
Deferred charges and other assets (Note 2)	87,571	94,982
Total Assets	$3,369,803	$3,268,495

Liabilities:
Notes payable (Note 5)	$2,910,585	$2,952,030
Accounts payable and accrued liabilities	271,995	278,098
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures (Note 4)	378,641	383,293
	$3,561,221	$3,613,421
Commitments and contingencies (Notes 5, 7, 8, 9, and 10)

Equity:
Taubman Centers, Inc. Shareowners’ Equity:
Series B Non-Participating Convertible Preferred Stock, $0.001 par and liquidation value, 40,000,000 shares authorized, 25,179,072 and 25,327,699 shares issued and outstanding at June 30, 2013 and December 31, 2012	$25	$25
Series J Cumulative Redeemable Preferred Stock, 7,700,000 shares authorized, no par, $192.5 million liquidation preference, 7,700,000 shares issued and outstanding at June 30, 2013 and December 31, 2012

Series K Cumulative Redeemable Preferred Stock, 6,800,000 shares authorized, no par, $170.0 million liquidation preference, 6,800,000 shares issued and outstanding at June 30, 2013 (Note 6). No shares outstanding or authorized at December 31, 2012.

Common Stock, $0.01 par value, 250,000,000 shares authorized, 63,816,192 and 63,310,148 shares issued and outstanding at June 30, 2013 and December 31, 2012	638	633
Additional paid-in capital	824,779	657,071
Accumulated other comprehensive income (loss)	(17,732)	(22,064)
Dividends in excess of net income	(909,503)	(891,283)
	$(101,793)	$(255,618)
Noncontrolling interests (Note 7)	(89,625)	(89,308)
	$(191,418)	$(344,926)
Total Liabilities and Equity	$3,369,803	$3,268,495

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Revenues:
Minimum rents	$103,233	$98,940	$205,542	$192,684
Percentage rents	1,083	2,049	6,711	6,452
Expense recoveries	65,569	62,215	129,606	118,692
Management, leasing, and development services	1,819	8,559	5,201	17,207
Other	6,483	7,702	14,384	13,694
	$178,187	$179,465	$361,444	$348,729
Expenses:
Maintenance, taxes, utilities, and promotion	$52,762	$48,903	$99,319	$90,601
Other operating	18,492	19,922	34,655	36,232
Management, leasing, and development services	1,119	6,987	3,145	15,509
General and administrative	12,628	10,043	24,864	18,450
Interest expense	32,622	36,676	67,074	74,203
Depreciation and amortization	38,258	36,235	75,280	72,669
	$155,881	$158,766	$304,337	$307,664
Nonoperating income	50	71	2,287	195
Income before income tax expense and equity in income of Unconsolidated Joint Ventures	$22,356	$20,770	$59,394	$41,260
Income tax expense (Note 3)	(234)	(492)	(1,262)	(706)
Equity in income of Unconsolidated Joint Ventures (Note 4)	11,481	11,170	21,827	23,071
Net income	$33,603	$31,448	$79,959	$63,625
Net income attributable to noncontrolling interests (Note 7)	(9,561)	(11,013)	(24,131)	(21,598)
Net income attributable to Taubman Centers, Inc.	$24,042	$20,435	$55,828	$42,027
Distributions to participating securities of TRG (Note 9)	(436)	(403)	(878)	(806)
Preferred stock dividends (Note 6)	(5,764)	(3,659)	(9,364)	(7,317)
Net income attributable to Taubman Centers, Inc. common shareowners	$17,842	$16,373	$45,586	$33,904

Net income	$33,603	$31,448	$79,959	$63,625
Other comprehensive income (Note 13):
Unrealized gain (loss) on interest rate instruments and other	7,309	(7,223)	7,741	(4,438)
Cumulative translation adjustment	(653)		(3,512)
Reclassification adjustment for amounts recognized in net income	1,719	245	2,094	490
	$8,375	$(6,978)	$6,323	$(3,948)
Comprehensive income	$41,978	$24,470	$86,282	$59,677
Comprehensive income attributable to noncontrolling interests	(12,134)	(8,692)	(26,164)	(20,277)
Comprehensive income attributable to Taubman Centers, Inc.	$29,844	$15,778	$60,118	$39,400

Basic earnings per common share (Note 11)	$0.28	$0.28	$0.72	$0.58

Diluted earnings per common share (Note 11)	$0.28	$0.27	$0.71	$0.57

Cash dividends declared per common share	$0.5000	$0.4625	$1.0000	$0.9250

Weighted average number of common shares outstanding – basic	63,786,083	58,789,737	63,602,025	58,518,442

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(in thousands, except share data)

	Taubman Centers, Inc. Shareowners’ Equity
	Preferred Stock		Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Dividends in Excess of Net Income	Non-Redeemable Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2012	33,941,958	$26	58,022,475	$580	$673,923	$(27,613)	$(863,040)	$(124,324)	$(340,448)
Issuance of stock pursuant to Continuing Offer (Notes 9 and 10)	(46,900)		46,902
Share-based compensation under employee and director benefit plans (Note 9)			743,211	8	(3,207)				(3,199)
Tax impact of share-based compensation (Note 3)					530				530
Adjustments of noncontrolling interests (Note 7)	(1,900)				(584)	10		107	(467)
Dividend equivalents (Note 9)							(68)		(68)
Dividends and distributions (excludes $1,226 of distributions attributable to redeemable noncontrolling interests)							(62,510)	(32,434)	(94,944)
Net income (excludes $1,206 of net loss attributable to redeemable noncontrolling interests) (Note 7)							42,027	22,804	64,831
Other comprehensive income (Note 8):
Unrealized loss on interest rate instruments and other (excludes $59 of other comprehensive loss attributable to redeemable noncontrolling interests)						(2,966)		(1,413)	(4,379)
Reclassification adjustment for amounts recognized in net income						338		152	490
Balance, June 30, 2012	33,893,158	$26	58,812,588	$588	$670,662	$(30,231)	$(883,591)	$(135,108)	$(377,654)

Balance, January 1, 2013	33,027,699	$25	63,310,148	$633	$657,071	$(22,064)	$(891,283)	$(89,308)	$(344,926)
Issuance of stock pursuant to Continuing Offer (Notes 9 and 10)	(148,627)		148,636	1	(1)
Issuance of Series K Preferred Stock, net of offering costs (Note 6)	6,800,000				164,374				164,374
Share-based compensation under employee and director benefit plans (Note 9)			357,408	4	3,556				3,560
Tax impact of share-based compensation (Note 3)					242				242
Adjustments of noncontrolling interests (Note 7)					(463)	43		420
Contributions from noncontrolling interests								2,486	2,486
Dividend equivalents (Note 9)							(84)		(84)
Dividends and distributions							(73,964)	(29,388)	(103,352)
Net income							55,828	24,131	79,959
Other comprehensive income (Note 13):
Unrealized gain on interest rate instruments and other						5,365		2,376	7,741
Cumulative translation adjustment						(2,518)		(994)	(3,512)
Reclassification adjustment for amounts recognized in net income						1,442		652	2,094
Balance, June 30, 2013	39,679,072	$25	63,816,192	$638	$824,779	$(17,732)	$(909,503)	$(89,625)	$(191,418)

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Six Months Ended June 30
	2013	2012
Cash Flows From Operating Activities:
Net income	$79,959	$63,625
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,280	72,669
Provision for bad debts	1,230	1,445
Gain on sale of peripheral land	(863)
Gain on sale of marketable securities (Note 12)	(1,323)
Other	6,264	6,293
Increase (decrease) in cash attributable to changes in assets and liabilities:
Receivables, restricted cash, deferred charges, and other assets	8,613	6,410
Accounts payable and other liabilities	2,188	(4,874)
Net Cash Provided By Operating Activities	$171,348	$145,568

Cash Flows From Investing Activities:
Additions to properties	$(117,745)	$(118,582)
Issuances of notes receivable	(1,489)
Proceeds from sale of peripheral land	6,916
Proceeds from sale of marketable securities (Note 12)	2,493
Repayments of notes receivable	166	5,329
Collection and release of TCBL related proceeds (Note 2)	12,903
Release of restricted cash		289,389
Contributions to Unconsolidated Joint Ventures	(58,382)	(2,440)
Investments in Asia Unconsolidated Joint Ventures (Note 2)	(5,963)
Distributions from Unconsolidated Joint Ventures in excess of income	5,698	114,340
Net Cash Provided By (Used In) Investing Activities	$(155,403)	$288,036

Cash Flows From Financing Activities:
Debt proceeds	$97,566
Debt payments	(135,717)	$(24,817)
Repayment of installment notes		(281,467)
Debt issuance costs	(6,454)
Issuance of common stock and/or partnership units in connection with incentive plans	(3,418)	(10,083)
Issuance of Series K Preferred Stock, net of offering costs	164,374
Distributions to noncontrolling interests	(29,388)	(33,660)
Distributions to participating securities of TRG	(878)	(806)
Contributions from noncontrolling interests	2,486	231
Cash dividends to preferred shareowners	(9,364)	(7,317)
Cash dividends to common shareowners	(63,722)	(54,387)
Other		(104)
Net Cash Provided By (Used In) Financing Activities	$15,485	$(412,410)

Net Increase In Cash and Cash Equivalents	$31,430	$21,194

Cash and Cash Equivalents at Beginning of Period	32,057	24,033

Cash and Cash Equivalents at End of Period	$63,487	$45,227

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -	Interim Financial Statements

General

Taubman Centers, Inc. (the Company or TCO) is a Michigan corporation that operates as a self-administered and self-managed real estate investment trust (REIT). The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG) is a majority-owned partnership subsidiary of TCO that owns direct or indirect interests in all of the Company’s real estate properties. In this report, the term “Company" refers to TCO, the Operating Partnership, and/or the Operating Partnership's subsidiaries as the context may require. The Company engages in the ownership, management, leasing, acquisition, disposition, development, and expansion of regional and super-regional retail shopping centers and interests therein. The Company’s owned portfolio as of June 30, 2013 included 24 urban and suburban shopping centers in 12 states.

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

Ownership

In addition to the Company’s common stock, there are three classes of preferred stock outstanding (Series B, J and K) as of June 30, 2013. Dividends on the 6.5% Series J Cumulative Redeemable Preferred Stock (Series J Preferred Stock) and the 6.25% Series K Cumulative Redeemable Preferred Stock (Series K Preferred Stock) are cumulative and are paid on the last day of each calendar quarter. The Company owns corresponding Series J and Series K Preferred Equity interests in the Operating Partnership that entitle the Company to income and distributions (in the form of guaranteed payments) in amounts equal to the dividends payable on the Company’s Series J and Series K Preferred Stock. See "Note 6 - Equity Transactions" for further details on the Series K Preferred Stock issuance.

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

Outstanding voting securities of the Company at June 30, 2013 consisted of 25,179,072 shares of Series B Preferred Stock and 63,816,192 shares of common stock.

The Operating Partnership

At June 30, 2013, the Operating Partnership’s equity included two classes of preferred equity (Series J and K) and the net equity of the partnership unitholders. Net income and distributions of the Operating Partnership are allocable first to the preferred equity interests, and the remaining amounts to the general and limited partners in the Operating Partnership in accordance with their percentage ownership. The Series J and Series K Preferred Equity are owned by the Company and are eliminated in consolidation.

The Company's ownership in the Operating Partnership at June 30, 2013 consisted of a 72% managing general partnership interest, as well as the Series J and Series K Preferred Equity interests. The Company's average ownership percentage in the Operating Partnership for the six months ended June 30, 2013 and 2012 was 72% and 69%, respectively. At June 30, 2013, the Operating Partnership had 89,013,714 partnership units outstanding, of which the Company owned 63,816,192 units.

Note 2 -	Acquisitions, Dispositions, and Development

Acquisitions

International Plaza

In December 2012, the Company acquired an additional 49.9% interest in International Plaza from CSAT, LP, which increased its ownership in the center to 100%.

Waterside Shops

In December 2012, the Company acquired an additional 25% interest in Waterside Shops, which brought the Company's ownership interest in the center to 50%. After the acquisition, the Company continues to recognize its investment in Waterside Shops in Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet. The Company's share of the difference between the purchase price and the net book value of the additional interest in the Unconsolidated Joint Venture was estimated to be $52.7 million, which has been preliminarily allocated to land, buildings, improvements, and equipment. In addition, beneficial interest in debt was increased by a $3.9 million purchase accounting premium to record the debt at fair value. The premium is being amortized as a reduction to interest expense over the remaining term of the debt and had a balance of $3.4 million as of June 30, 2013.

Development

The Mall at University Town Center

The Mall at University Town Center, a 0.9 million square foot center, is under construction in Sarasota, Florida. The Company is funding its 50% share of the project. The center will be anchored by Saks Fifth Avenue, Macy's, and Dillard's and is expected to open in October 2014. As of June 30, 2013, the Company's share of capitalized costs was $65.3 million. This investment is classified within Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet.

The Mall of San Juan

The Mall of San Juan, a 0.7 million square foot center, is under construction in San Juan, Puerto Rico. In 2012, the Company closed on the purchase of the land and owns 80% of the project. The center will be anchored by Nordstrom and Saks Fifth Avenue and is expected to open in March 2015. As of June 30, 2013, the Company has capitalized costs of $77.5 million ($61.9 million at TRG's share).

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Taubman Prestige Outlets Chesterfield

Taubman Prestige Outlets Chesterfield, 0.3 million square foot outlet project in Chesterfield, Missouri, is scheduled to open in August 2013. The Company has a 90% ownership interest in the project. As of June 30, 2013, the Company has capitalized costs of $95.8 million ($86.4 million at TRG's share).

Asia

Hanam Union Square

The Company has partnered with Shinsegae Group, South Korea's largest retailer, to build an approximately 1.7 million square foot shopping mall in Hanam, Gyeonggi Province, South Korea. In 2012, upon completion of due diligence, the Company confirmed its 30% interest in the development, which is scheduled to open in 2016. As of June 30, 2013, the Company has invested $76.2 million in the project, after cumulative currency translation adjustments. This investment is classified within Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet.

Retail component of Xi'an Saigao City Plaza

In 2012, the Company entered into a joint venture with Beijing Wangfujing Department Store (Group) Co., Ltd, one of China's largest department store chains. The joint venture will own a 60% controlling interest in and manage an approximately 1.0 million square foot shopping center to be located at Xi'an Saigao City Plaza, a large-scale mixed-use development in Xi'an, China. Through this joint venture, the Company will beneficially own a 30% interest in the shopping center, which is scheduled to open in late 2015. As of June 30, 2013, the Company has invested $52.7 million in the project, after cumulative currency translation adjustments. This investment is classified within Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet.

Zhengzhou Vancouver Times Square

In 2013, the Company entered into a joint venture with Beijing Wangfujing Department Store (Group) Co., Ltd. The joint venture will own a majority interest in and manage an approximately 1.0 million square foot multi-level shopping center to be located in Zhengzhou, China. Through this joint venture, the Company will beneficially own a 32% interest in the shopping center, which is scheduled to open in 2015. As of June 30, 2013, the Company has invested $1.2 million in the project, which is classified within Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet. Additionally, as of June 30, 2013, the Company has $36.1 million in cash on the Consolidated Balance Sheet denominated in Renminbi, which was invested in this project in July 2013.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 -	Income Taxes

Income Tax Expense

The Company’s income tax expense for the three and six months ended June 30, 2013 and 2012 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
State current	$95	$22	$251	$65
State deferred	(25)	(8)	(25)	(12)
Federal current	156	335	308	538
Federal deferred	(77)	199	289	165
Foreign current	230	(56)	630	(50)
Foreign deferred	(145)		(191)
Total income tax expense	$234	$492	$1,262	$706

Deferred Taxes

Deferred tax assets and liabilities as of June 30, 2013 and December 31, 2012 are as follows:

	2013	2012
Deferred tax assets:
Federal	$3,119	$3,378
Foreign	1,823	1,090
State	245	182
Total deferred tax assets	$5,187	$4,650
Valuation allowances	(1,558)	(991)
Net deferred tax assets	$3,629	$3,659
Deferred tax liabilities:
Federal	$633	$609
Foreign	404	401
State	123	107
Total deferred tax liabilities	$1,160	$1,117

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

The Company realized a tax benefit as additional paid-in capital relating to the redemption of certain share-based compensation awards of $0.2 million and $0.5 million during the six months ended June 30, 2013 and 2012, respectively.  This benefit represents the amount of reduced Federal income tax attributed to the tax deduction that exceeds the recognized deferred tax asset relating to the awards, which was based on their cumulative book compensation cost. This excess tax deduction is due to changes in the fair value of the Company's shares between the grant date (the measurement date for book purposes) and the exercise date (the measurement date for tax purposes) of the awards.

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

Shopping Center	Ownership as of June 30, 2013 and December 31, 2012
Arizona Mills	50%
Fair Oaks	50
Hanam Union Square (under development)	Note 2
The Mall at Millenia	50
The Mall at University Town Center (under development)	Note 2
Stamford Town Center	50
Sunvalley	50
Waterside Shops	50
Westfarms	79
Retail component of Xi'an Saigao City Plaza (under development)	Note 2
Zhengzhou Vancouver Times Square (under development)	Note 2

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

The estimated fair value of the Unconsolidated Joint Ventures’ notes payable was $1.5 billion at June 30, 2013 and December 31, 2012. The methodology for determining this fair value is consistent with that used for determining the fair value of consolidated mortgage notes payable (Note 12).

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Combined Financial Information

Combined balance sheet and results of operations information is presented in the following table for the Unconsolidated Joint Ventures, followed by the Operating Partnership's beneficial interest in the combined operations information. The combined information of the Unconsolidated Joint Ventures as of June 30, 2013 excludes the balances of Hanam Union Square, The Mall at University Town Center, the retail component of Xi'an Saigao City Plaza, and Zhengzhou Vancouver Times Square, which are currently under development (Note 2). Beneficial interest is calculated based on the Operating Partnership's ownership interest in each of the Unconsolidated Joint Ventures.

	June 30 2013	December 31 2012
Assets:
Properties	$1,133,342	$1,129,647
Accumulated depreciation and amortization	(483,534)	(473,101)
	$649,808	$656,546
Cash and cash equivalents	25,163	30,070
Accounts and notes receivable, less allowance for doubtful accounts of $1,115 and $1,072 in 2013 and 2012	22,683	26,032
Deferred charges and other assets	28,647	31,282
	$726,301	$743,930

Liabilities and accumulated deficiency in assets:
Mortgage notes payable	$1,485,340	$1,490,857
Accounts payable and other liabilities	51,050	68,282
TRG's accumulated deficiency in assets	(466,888)	(470,411)
Unconsolidated Joint Venture Partners' accumulated deficiency in assets	(343,201)	(344,798)
	$726,301	$743,930

TRG's accumulated deficiency in assets (above)	$(466,888)	$(470,411)
TRG's investment in property under development (Note 2)	187,202	128,279
TRG basis adjustments, including elimination of intercompany profit	117,471	114,136
TCO's additional basis	57,882	58,855
Net investment in Unconsolidated Joint Ventures	$(104,333)	$(169,141)
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures	378,641	383,293
Investment in Unconsolidated Joint Ventures	$274,308	$214,152

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Revenues	$69,774	$66,771	$137,325	$132,081
Maintenance, taxes, utilities, promotion, and other operating expenses	$22,613	$22,108	$44,104	$42,330
Interest expense	17,259	15,823	34,456	31,490
Depreciation and amortization	8,599	8,849	17,918	17,123
Total operating costs	$48,471	$46,780	$96,478	$90,943
Nonoperating income	(8)	(7)		1
Net income	$21,295	$19,984	40,847	$41,139

Net income attributable to TRG	$11,755	$11,282	$22,701	$23,286
Realized intercompany profit, net of depreciation on TRG’s basis adjustments	212	373	99	757
Depreciation of TCO's additional basis	(486)	(485)	(973)	(972)
Equity in income of Unconsolidated Joint Ventures	$11,481	$11,170	$21,827	$23,071

Beneficial interest in Unconsolidated Joint Ventures’ operations:
Revenues less maintenance, taxes, utilities, promotion, and other operating expenses	$26,746	$24,759	$52,777	$49,865
Interest expense	(9,401)	(8,225)	(18,777)	(16,319)
Depreciation and amortization	(5,864)	(5,364)	(12,173)	(10,475)
Equity in income of Unconsolidated Joint Ventures	$11,481	$11,170	$21,827	$23,071

Note 5 -	Beneficial Interest in Debt and Interest Expense

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

	At 100%			At Beneficial Interest
	Consolidated Subsidiaries		Unconsolidated Joint Ventures	Consolidated Subsidiaries	Unconsolidated Joint Ventures
Debt as of:
June 30, 2013	$2,910,585		$1,485,340	$2,744,089	$837,326
December 31, 2012	2,952,030		1,490,857	2,785,501	841,363

Capitalized interest:
Six Months Ended June 30, 2013	$6,874	(1)	$24	$6,707	$14
Six Months Ended June 30, 2012	98			96

Interest expense:
Six Months Ended June 30, 2013	$67,074		$34,456	$62,697	$18,777
Six Months Ended June 30, 2012	74,203		31,490	65,794	16,319

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2013 Financings

In February 2013, the Company refinanced its primary revolving line of credit. The new facility increased the borrowing capacity from a $650 million secured facility to a $1.1 billion unsecured line, which includes an accordion feature that would increase the borrowing capacity to as much as $1.5 billion, if fully exercised. The new line matures in March 2017 with a one-year extension option. The new facility bears interest at a range based on the Company's total leverage ratio. As of June 30, 2013, the leverage ratio results in a rate of LIBOR plus 1.45%, down from LIBOR plus 1.75% on the previous facility. TRG is the direct borrower with the entities that own Dolphin Mall, Fairlane Town Center, Twelve Oaks Mall, and The Shops at Willow Bend as guarantors under the line. Unamortized deferred financing costs of $1 million were written off in connection with the refinancing and recognized within interest expense.

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

In July 2013, the Company completed a 10-year, $85 million non-recourse financing, secured by its leasehold interest in City Creek Center (Note 14).

Debt Covenants

Certain loan agreements contain various restrictive covenants, including the following corporate covenants on the Company's primary revolving line of credit: a minimum net worth requirement, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum recourse secured debt ratio, and a maximum payout ratio. In addition, the Company's primary revolving line of credit has unencumbered pool covenants, which currently apply to Dolphin Mall, Fairlane Town Center, Twelve Oaks Mall and The Shops at Willow Bend on a combined basis. These covenants include a minimum number and minimum value of eligible unencumbered assets, a maximum unencumbered leverage ratio, a minimum unencumbered interest coverage ratio, and a minimum unencumbered asset occupancy ratio. The corporate maximum secured leverage ratio is the most restrictive covenant for the Company's primary revolving line of credit. The Company is in compliance with all of its covenants and loan obligations as of June 30, 2013. The maximum payout ratio covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain the Company's tax status, pay preferred distributions, and for distributions related to the sale of certain assets.

The Company is required to escrow cash balances for specific uses stipulated by certain of its lenders. As of June 30, 2013 and December 31, 2012, the Company’s cash balances restricted for these uses were $6.3 million and $6.1 million, respectively.

Note 6 -	Equity Transactions

In March 2013, the Company issued 6,800,000 shares of 6.25% Series K Preferred Stock. Net proceeds from the offering were$164.4 million, net of offering costs of $5.6 million. The Series K Preferred Stock has no stated maturity, sinking fund, or mandatory redemption requirements and generally is not convertible into any other security of the Company. The Series K Preferred Stock has a liquidation preference of $170.0 million ($25 per share). Dividends are cumulative and are paid in arrears on the last day of each calendar quarter. The Series K Preferred Stock will be redeemable by the Company at par, $25 per share, plus accrued dividends, generally beginning in March 2018. The Company owns corresponding Series K Preferred Equity interests in the Operating Partnership that entitle the Company to income and distributions (in the form of guaranteed payments) in amounts equal to the dividends payable on the Company's Series K Preferred Stock. The Series K Preferred Stock is generally non-voting. The Company's Series K Preferred Stock will rank on parity with its Series J Preferred Stock with respect to the payment of dividends and distributions of assets upon liquidation, dissolution or winding up of its affairs.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 -	Noncontrolling Interests

Redeemable Noncontrolling Interests

The Company's president of Taubman Asia (the Asia President) has an ownership interest in Taubman Asia, a consolidated subsidiary. The Asia President is entitled to 10% of Taubman Asia's dividends, with 85% of his dividends being withheld as contributions to capital. These withholdings will continue until he contributes and maintains his capital consistent with a 10% ownership interest, including all capital funded by the Operating Partnership for Taubman Asia's operating and investment activities subsequent to the Asia President obtaining his ownership interest. The Operating Partnership will have a preferred investment in Taubman Asia to the extent the Asia President has not yet contributed capital commensurate with his ownership interest. This preferred investment will accrue an annual preferential return equal to the Operating Partnership's average borrowing rate (with the preferred investment and accrued return together being referred to herein as the preferred interest). Taubman Asia has the ability to call, and the Asia President has the ability to put, the Asia President’s ownership interest upon specified terminations of the Asia President’s employment, although such put or call right may not be exercised for specified time periods after certain termination events. The redemption price for the ownership interest is generally a nominal amount through 2013 and subsequently 50% (increasing to 100% as early as May 2015) of the fair value of the ownership interest less the amount required to return the Operating Partnership's preferred interest. The Company has determined that the Asia President's ownership interest in Taubman Asia qualifies as an equity award, considering its specific redemption provisions, and accounts for it as a contingently redeemable noncontrolling interest, with a carrying value of zero at June 30, 2013 and December 31, 2012. Any adjustments to the redemption value are recorded through equity.

The Company owns a 90% controlling interest in a joint venture that is focusing on developing and owning outlet shopping centers. The amount of capital that the 10% joint venture partner is required to contribute is capped. The Company will have a preferred investment to the extent it contributes capital in excess of the amount commensurate with its ownership interest. The Company has the right to purchase the joint venture partner's entire interest and the joint venture partner has the right to require the Company to purchase the joint venture partner's entire interest. Additionally, the parties each have a one-time put and/or call on the joint venture partner’s interest in any stabilized centers, while still maintaining the ongoing joint venture relationship. The purchase price of the joint venture partner's interest will be based on fair value. Considering the redemption provisions, the Company accounts for the joint venture partner’s interest as a contingently redeemable noncontrolling interest with a carrying value of zero at June 30, 2013 and December 31, 2012. Any adjustments to the redemption value are recorded through equity.

Equity Balances of Nonredeemable Noncontrolling Interests

The net equity balance of the noncontrolling interests as of June 30, 2013 and December 31, 2012 includes the following:

	2013	2012
Non-redeemable noncontrolling interests:
Noncontrolling interests in consolidated joint ventures	$(41,630)	$(45,066)
Noncontrolling interests in partnership equity of TRG	(47,995)	(44,242)
	$(89,625)	$(89,308)

Income Allocable to Noncontrolling Interests

Net income attributable to the noncontrolling interests for the three months ended June 30, 2013 and June 30, 2012 includes the following:

	2013	2012
Net income attributable to noncontrolling interests:
Non-redeemable noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	$1,773	$3,564
Noncontrolling share of income of TRG	7,788	7,731
	$9,561	$11,295
Redeemable noncontrolling interests		(282)
	$9,561	$11,013

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net income attributable to the noncontrolling interests for the six months ended June 30, 2013 and June 30, 2012 includes the following:

	2013	2012
Net income attributable to noncontrolling interests:
Non-redeemable noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	$4,554	$6,758
Noncontrolling share of income of TRG	19,577	16,046
	$24,131	$22,804
Redeemable noncontrolling interests		(1,206)
	$24,131	$21,598

Equity Transactions

The following schedule presents the effects of changes in Taubman Centers, Inc.’s ownership interest in consolidated subsidiaries on Taubman Centers, Inc.’s equity for the six months ended June 30, 2013 and June 30, 2012:

	2013	2012
Net income attributable to Taubman Centers, Inc. common shareowners	$45,586	$33,904
Transfers (to) from the noncontrolling interest –
Decrease in Taubman Centers, Inc.’s paid-in capital for the adjustments of noncontrolling interest (1)	(463)	(584)
Net transfers (to) from noncontrolling interests	(463)	(584)
Change from net income attributable to Taubman Centers, Inc. and transfers (to) from noncontrolling interests	$45,123	$33,320

(1)
In 2013 and 2012, adjustments of the noncontrolling interest were made as a result of changes in the Company's ownership of the Operating Partnership in connection with the Company's share-based compensation under employee and director benefit plans (Note 9), issuances of stock pursuant to the Continuing Offer (Note 10), and redemptions of certain redeemable Operating Partnership Units.

Finite Life Entities

Accounting Standards Codification Topic 480, “Distinguishing Liabilities from Equity” establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. At June 30, 2013, the Company held a controlling interest in a consolidated entity with a specified termination date in 2083. The noncontrolling owner's interest in this entity is to be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entity. The estimated fair value of this noncontrolling interest was approximately $350 million at June 30, 2013, compared to a book value of $(44.5) million that is classified in Noncontrolling Interests in the Company’s Consolidated Balance Sheet. The fair value of the noncontrolling interest was calculated as the noncontrolling interest's ownership share of the underlying property's fair value. The property's fair value was estimated by considering its in-place net operating income, current market capitalization rate, and mortgage debt outstanding.

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

As of June 30, 2013, the Company had the following outstanding interest rate derivatives that were designated and are expected to be effective as cash flow hedges of the interest payments on the associated debt.

Instrument Type	Ownership	Notional Amount	Swap Rate	Credit Spread on Loan	Total Swapped Rate on Loan	Maturity Date
Consolidated Subsidiary:
Receive variable (LIBOR) /pay-fixed swap (1)	95.0%	$129,898	2.64%	2.35%	4.99%	September 2020
Unconsolidated Joint Ventures:
Receive variable (LIBOR) /pay-fixed swap (2)	50.0%	137,500	2.40%	1.70%	4.10%	April 2018
Receive variable (LIBOR) /pay-fixed swap (2)	50.0%	137,500	2.40%	1.70%	4.10%	April 2018

(1)	The notional amount of the swap is equal to the outstanding principal balance on the loan.

(2)	The notional amount on each of these swaps is equal to 50% of the outstanding principal balance on the loan, which begins amortizing in August 2014.

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

The Company expects that approximately $6.4 million of the AOCI of Taubman Centers, Inc. and the noncontrolling interests will be reclassified from AOCI and recognized as a reduction of income in the following 12 months.

As of June 30, 2013, the Company had $0.3 million of net realized losses included in AOCI resulting from settled derivative instruments, which were designated as cash flow hedges that are being recognized as a reduction of income over the term of the hedged debt.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the effect of derivative instruments on the Company’s Consolidated Statement of Operations and Comprehensive Income for the three and six months ended June 30, 2013 and June 30, 2012. The tables include the location and amount of unrealized gains and losses on outstanding derivative instruments in cash flow hedging relationships and the location and amount of realized losses reclassified from AOCI into income resulting from settled derivative instruments associated with hedged debt.

During the three months ended June 30, 2013 and June 30, 2012, the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
	Three Months Ended June 30			Three Months Ended June 30
	2013	2012		2013	2012
Derivatives in cash flow hedging relationships:
Interest rate contract – consolidated subsidiary	$5,161	$(4,506)	Interest Expense	$(801)	$(794)
Interest rate contracts – UJVs	3,716	(2,757)	Equity in Income of UJVs	(766)	(925)
Total derivatives in cash flow hedging relationships	$8,877	$(7,263)		$(1,567)	$(1,719)

Realized losses on settled cash flow hedges:
Interest rate contract – consolidated subsidiary			Interest Expense	$(151)	$(151)
Interest rate contract – UJVs			Equity in Income of UJVs		(94)
Total realized losses on settled cash flow hedges				$(151)	$(245)

During the six months ended June 30, 2013 and June 30, 2012, the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
	Six Months Ended June 30			Six Months Ended June 30
	2013	2012		2013	2012
Derivatives in cash flow hedging relationships:
Interest rate contract – consolidated subsidiary	$6,442	$(2,774)	Interest Expense	$(1,594)	$(1,578)
Interest rate contracts – UJVs	4,368	(1,909)	Equity in Income of UJVs	(1,520)	(1,835)
Total derivatives in cash flow hedging relationships	$10,810	$(4,683)		$(3,114)	$(3,413)

Realized losses on settled cash flow hedges:
Interest rate contract – consolidated subsidiary			Interest Expense	$(303)	$(302)
Interest rate contract – UJVs			Equity in Income of UJVs		(188)
Total realized losses on settled cash flow hedges				$(303)	$(490)

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company records all derivative instruments at fair value in the Consolidated Balance Sheet. The following table presents the location and fair value of the Company’s derivative financial instruments as reported in the Consolidated Balance Sheet as of June 30, 2013 and December 31, 2012.

		Fair Value
	Consolidated Balance Sheet Location	June 30 2013	December 31 2012
Derivatives designated as hedging instruments:
Liability derivatives:
Interest rate contract – consolidated subsidiary	Accounts Payable and Accrued Liabilities	$(5,423)	$(11,865)
Interest rate contracts – UJVs	Investment in UJVs	(6,654)	(11,021)
Total liabilities designated as hedging instruments		$(12,077)	$(22,886)

Contingent Features

All of the Company's outstanding derivatives contain provisions that state if the hedged entity defaults on any of its indebtedness in excess of $1 million, then the derivative obligation could also be declared in default. As of June 30, 2013, the Company is not in default on any debt obligations that would trigger a credit risk related default on its current outstanding derivatives.

As of June 30, 2013 and December 31, 2012, the fair value of derivative instruments with credit-risk-related contingent features that are in a liability position was $12.1 million and $22.9 million, respectively. As of June 30, 2013 and December 31, 2012, the Company was not required to post any collateral related to these agreements. If the Company breached any of these provisions it would be required to settle its obligations under the agreements at their fair value. See Note 12 for fair value information on derivatives.

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

The compensation cost charged to income for the Company’s share-based compensation plans was $2.7 million and $6.2 million for the three and six months ended June 30, 2013, respectively. The compensation cost charged to income for the Company’s share-based compensation plans was $3.3 million and $6.2 million for the three and six months ended June 30, 2012, respectively. Compensation cost capitalized as part of properties and deferred leasing costs was $0.4 million and $0.8 million for the three and six months ended June 30, 2013, respectively, and $0.3 million and $0.6 million for the three and six months ended June 30, 2012, respectively.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options

A summary of option activity for the six months ended June 30, 2013 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Range of Exercise Prices
Outstanding at January 1, 2013	689,802	$42.50	3.8	$24.74	-	$55.90
Exercised	(84,225)	33.92
Outstanding at June 30, 2013	605,577	$43.70	3.1	$29.38	-	$55.90

Fully vested options at June 30, 2013	605,577	$43.70	3.1

The aggregate intrinsic value (the difference between the period end stock price and the option exercise price) of in-the-money options outstanding and in-the-money fully vested options was $19.0 million as of June 30, 2013.

The total intrinsic value of options exercised during the six months ended June 30, 2013 and 2012 was $3.6 million and $3.8 million, respectively. Cash received from option exercises for the six months ended June 30, 2013 and 2012 was $2.9 million and $3.1 million, respectively.

As of June 30, 2013, all options outstanding were fully vested, and there was no unrecognized compensation cost related to options.

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

Performance Share Units

In 2013, the Company granted Performance Share Units (PSU) under the 2008 Omnibus Plan. Each PSU represents the right to receive, upon vesting, shares of the Company’s common stock ranging from 0-300% of the PSU based on the Company’s market performance relative to that of a peer group. The units vest in March 2016 if continuous service has been provided, or upon retirement or certain other events (such as death or disability) if earlier. No dividends accumulate during the vesting period.

The Company estimated the value of the PSU granted using a Monte Carlo simulation, considering the Company’s common stock price at the grant dates less the present value of the expected dividends during the vesting periods, historical returns of the Company and the peer group of companies, a risk-free interest rate of 0.30% to 0.40% and a measurement period of approximately three years. The resulting weighted average grant-date fair value was $103.37 per PSU.

In 2013, the Company also granted a limited number of additional PSU that represent the right to receive, upon vesting, shares of the Company’s common stock ranging from 0-400% of the PSU based on the Company’s market performance relative to that of a peer group. The units vest in March 2017, if continuous service has been provided, or upon certain other events (such as death or disability) if earlier. No dividends accumulate during the vesting period. The Company estimated the value of these PSU using a Monte Carlo simulation, considering the Company's common stock price at the grant dates less the present value of the expected dividends during the vesting periods, historical returns of the Company and the peer group of companies, a risk-free interest rate of 0.46% to 0.62% and a measurement period of approximately four years. The resulting weighted average grant-date fair value was $171.05 per PSU.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of PSU activity for the six months ended June 30, 2013 is presented below:

	Number of Performance Share Units		Weighted Average Grant Date Fair Value
Outstanding at January 1, 2013	262,740		$122.52
Vested	(73,259)	(1)	65.29
Granted (three-year vesting)	42,178		103.37
Granted (four-year vesting)	15,444		171.05
Forfeited	(11,479)		139.19
Outstanding at June 30, 2013	235,624		$139.25

(1)
Based on the Company's market performance relative to that of a peer group, the actual number of shares of common stock issued upon vesting during the six months ended June 30, 2013 equaled 300% of the number of PSU awards vested in the table above.

None of the PSU outstanding at June 30, 2013 were vested. As of June 30, 2013, there was $23.0 million of total unrecognized compensation cost related to nonvested PSU outstanding. This cost is expected to be recognized over an average period of 3.2 years.

Restricted Share Units

In 2013, Restricted Share Units (RSU) were issued under the 2008 Omnibus Plan and represent the right to receive upon vesting one share of the Company’s common stock. The units vest in March 2016, if continuous service has been provided through that period, or upon retirement or certain other events (such as death or disability) if earlier. No dividends accumulate during the vesting period. The Company estimated the values of these RSU using the Company’s common stock at the grant dates deducting the present value of expected dividends during the vesting periods using a risk-free rate of 0.30% to 0.49%. The result of the Company’s valuation was a weighted average grant-date fair value of $71.67 per RSU.

In 2013, the Company also granted a limited number of additional RSU that represent the right to receive upon vesting one share of the Company’s common stock. The units have staggered vesting dates from March 2014 to March 2015, if continuous service has been provided through those periods, or upon retirement or certain other events (such as death or disability) if earlier. No dividends accumulate during the vesting periods. The Company estimated the value of these RSU using the Company's common stock price at the grant date deducting the present value of expected dividends during the vesting periods using a risk-free rate of 0.10% to 0.19%. The result of the Company's valuation was a weighted average grant-date fair value of $81.38 per RSU.

A summary of RSU activity for the six months ended June 30, 2013 is presented below:

	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2013	322,305	$48.19
Vested	(138,028)	37.03
Granted (three-year vesting)	92,103	71.67
Granted (staggered vesting)	5,197	81.38
Forfeited	(8,455)	56.72
Outstanding at June 30, 2013	273,122	$61.98

None of the RSU outstanding at June 30, 2013 were vested. As of June 30, 2013, there was $9.7 million of total unrecognized compensation cost related to nonvested RSU outstanding. This cost is expected to be recognized over an average period of 2.1 years.

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

Based on a market value at June 30, 2013 of $75.15 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was $1.8 billion. The purchase of these interests at June 30, 2013 would have resulted in the Company owning an additional 27% interest in the Operating Partnership.

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

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Net income attributable to Taubman Centers, Inc. common shareowners (Numerator):
Basic	$17,842	$16,373	$45,586	$33,904
Impact of additional ownership of TRG	92	134	245	302
Diluted	$17,934	$16,507	$45,831	$34,206

Shares (Denominator) – basic	63,786,083	58,789,737	63,602,025	58,518,442
Effect of dilutive securities	1,056,428	1,411,648	1,105,659	1,536,180
Shares (Denominator) – diluted	64,842,511	60,201,385	64,707,684	60,054,622

Earnings per common share - basic	$0.28	$0.28	$0.72	$0.58
Earnings per common share – diluted	$0.28	$0.27	$0.71	$0.57

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

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Weighted average noncontrolling partnership units outstanding	4,520,675	3,978,205	4,589,542	5,713,669
Unissued partnership units under unit option deferral elections	871,262	871,262	871,262	871,262

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 -	Fair Value Disclosures

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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements as of June 30, 2013 Using		Fair Value Measurements as of December 31, 2012 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Available-for-sale securities			$2,452
Insurance deposit	$12,289		11,291
Total assets	$12,289		$13,743

Derivative interest rate contract		$(5,423)		$(11,865)
Total liabilities		$(5,423)		$(11,865)

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments Carried at Other Than Fair Values

Community Development District Obligation

The owner of one shopping center pays annual special assessment levies of a Community Development District (CDD), which provided certain infrastructure assets and improvements. As the amount and period of the special assessments were determinable, the Company capitalized the infrastructure assets and improvements and recognized an obligation for the future special assessments to be levied. At June 30, 2013 and December 31, 2012, the book value of the infrastructure assets and improvements, net of depreciation, was $38.8 million and $39.8 million, respectively. The related obligation is classified within Accounts Payable and Accrued Liabilities on the Consolidated Balance Sheet and had a balance of $60.8 million at both June 30, 2013 and December 31, 2012. The fair value of this obligation, derived from quoted market prices and therefore falling into Level 1 of the fair value hierarchy, was $60.6 million at June 30, 2013 and $60.9 million at December 31, 2012.

Notes Payable

The fair value of notes payable is estimated using cash flows discounted at current market rates and therefore fall into Level 2 of the fair value hierarchy. When selecting discount rates for purposes of estimating the fair value of notes payable at June 30, 2013 and December 31, 2012, the Company employed the credit spreads at which the debt was originally issued. Excluding 2010 through 2013 refinancings and debt assumed as part of the 2011 acquisitions, an additional 1.25% and 1.50% credit spread was added to the discount rate at June 30, 2013 and December 31, 2012, respectively, to estimate current market conditions. This additional spread is an estimate and is not necessarily indicative of what the Company could obtain in the market at the reporting date. The Company does not believe that the use of different interest rate assumptions would have resulted in a materially different fair value of notes payable as of June 30, 2013 or December 31, 2012. To further assist financial statement users, the Company has included with its fair value disclosures an analysis of interest rate sensitivity.

The estimated fair values of notes payable at June 30, 2013 and December 31, 2012 are as follows:

	2013		2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable	$2,910,585	$2,992,647	$2,952,030	$3,082,265

The fair values of the notes payable are dependent on the interest rates used in estimating the values. An overall 1% increase in rates employed in making these estimates would have decreased the fair values of the debt shown above at June 30, 2013 by $76.8 million or 2.6%.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Accumulated Other Comprehensive Income

Changes in the balance of each component of Accumulated Other Comprehensive Income (AOCI) for the six months ended June 30, 2013 are as follows:

	Taubman Centers, Inc. AOCI			Noncontrolling Interests AOCI
	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total
January 1, 2013	$1,888	$(23,952)	$(22,064)	$756	$1,739	$2,495
Other comprehensive income/(loss) before reclassifications	(2,518)	5,365	2,847	(994)	2,376	1,382
Amounts reclassified from AOCI		1,442	1,442		652	652
Net current period other comprehensive income/(loss)	(2,518)	6,807	4,289	(994)	3,028	2,034
Adjustments due to changes in ownership	7	36	43	(7)	(36)	(43)
June 30, 2013	$(623)	$(17,109)	$(17,732)	$(245)	$4,731	$4,486

Changes in the balance of each component of AOCI for the six months ended June 30, 2012 are as follows:

	Taubman Centers, Inc. AOCI			Noncontrolling Interests AOCI
	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total
January 1, 2012		$(27,613)	$(27,613)		$9,113	$9,113
Current period other comprehensive income		(2,628)	(2,628)		(1,320)	(1,320)
Adjustments due to changes in ownership		10	10		(10)	(10)
June 30, 2012		$(30,231)	$(30,231)		$7,783	$7,783

The following table presents reclassifications out of AOCI for the six months ended June 30, 2013:

Details about AOCI Components	Amounts reclassified from AOCI	Affected line item in Consolidated Statement of Operations
(Gains)/losses on interest rate instruments and other:
Realized loss on interest rate contracts - consolidated subsidiaries	$1,897	Interest Expense
Realized loss on interest rate contracts - UJVs	1,520	Equity in Income of UJVs
Realized gain on sale of securities (Note 12)	(1,323)	Nonoperating Income
Total reclassifications for the period	$2,094

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Subsequent Event

In July 2013, the Company completed a 10-year, $85 million non-recourse financing, secured by its leasehold interest in City Creek Center.  The payments on the loan, which bears interest at an all-in fixed annual rate of 4.43%, are based on amortizing principal over 30 years. The proceeds, net of fees, were used to pay down the Company's revolving lines of credit. The Operating Partnership has provided a limited guarantee of the repayment of the loan, which could be triggered only upon a decline in center occupancy to a level that the Company believes is remote.

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

References in this discussion to “beneficial interest” refer to our ownership or pro-rata share of the item being discussed. Also, the operations of the shopping centers are often best understood by measuring their performance as a whole, without regard to our ownership interest. Consequently, in addition to the discussion of the operations of the Consolidated Businesses, the operations of the Unconsolidated Joint Ventures are presented and discussed as a whole. The comparability of information used in measuring performance is affected by the opening of City Creek Center in March 2012. Additional "comparable center" statistics that exclude City Creek Center are provided to present the performance of comparable centers in our continuing operations. Comparable centers are generally defined as centers that were owned and open for the entire current and preceding period. Comparable center statistics for 2012, other than sales per square foot growth, growth in Net Operating Income, and statistics for the trailing 12 months ended June 30, 2012 have been restated to include comparable centers to 2013.

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

Our presentations of NOI, Beneficial Interest in EBITDA, FFO, and adjusted versions of these measures, if any, are not necessarily comparable to the similarly titled measures of other REITs due to the fact that not all REITs use the same definitions. These measures should not be considered alternatives to net income or as an indicator of our operating performance. Additionally, these measures do not represent cash flows from operating, investing or financing activities as defined by GAAP. Reconciliations of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations, Net Income to Beneficial Interest in EBITDA, and Net Income to Net Operating Income are presented following the Comparison of the Six Months Ended June 30, 2013 to the Six Months Ended June 30, 2012.

Current Operating Trends

Our mall tenants reported a 0.1% decrease in sales per square foot in the second quarter of 2013 from the same period in 2012. Our sales per square foot growth moderated during 2012 and the first half of 2013. For the trailing twelve month period ended June 30, 2013, mall tenant sales were $698 per square foot, a 3.9% increase over $672 per square foot for the trailing twelve month period ended June 30, 2012.

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

Ending occupancy increased to 90.7% at June 30, 2013 compared to 90.1% at June 30, 2012 for all centers and increased to 90.6% at June 30, 2013 compared to 90.3% at June 30, 2012 for our comparable centers. We now expect ending occupancy in comparable centers to end the year slightly up over 2012. Temporary tenants, defined as those with lease terms less than or equal to a year, are not included in occupancy or leased space statistics. As of June 30, 2013, 3.5% of mall tenant space for all centers was occupied by temporary tenants compared to 3.9% as of June 30, 2012. See “Seasonality” for occupancy and leased space statistics.

Leased space was 92.6% at June 30, 2013, compared to 92.3% at June 30, 2012 for all centers. For our comparable centers, leased space was 92.5% at June 30, 2013, compared to 92.3% at June 30, 2012. The difference between leased space and occupancy is that leased space includes spaces where leases have been signed but the tenants are not yet open. Neither statistic includes temporary tenants. We view occupancy as more relevant to operating results as it represents those spaces upon which we are currently collecting rent from permanent tenants. Finally, the spread between leased space and occupied space, at 1.9% this quarter, is consistent with our history of 1% to 3% in the second quarter.

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

Rent per square foot statistics are computed using contractual rentals per the tenant lease agreements, which reflect any lease modifications, including those for rental concessions. Rent per square foot information for our comparable centers in our Consolidated Businesses and Unconsolidated Joint Ventures follows:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Average rent per square foot:
Consolidated Businesses	$48.89	$47.07	$48.49	$46.71
Unconsolidated Joint Ventures	49.20	45.94	48.08	45.13
Combined	48.98	46.73	48.37	46.23

	Trailing 12 Months Ended June 30
	2013 (1)	2012 (1) (2)
Opening base rent per square foot:
Consolidated Businesses	$52.05	$54.89
Unconsolidated Joint Ventures	59.46	48.31
Combined	54.36	53.43
Square feet of GLA opened:
Consolidated Businesses	848,308	965,378
Unconsolidated Joint Ventures	384,178	276,756
Combined	1,232,486	1,242,134
Closing base rent per square foot:
Consolidated Businesses	$41.90	$46.39
Unconsolidated Joint Ventures	51.43	44.51
Combined	44.61	45.89
Square feet of GLA closed:
Consolidated Businesses	868,216	899,454
Unconsolidated Joint Ventures	344,965	325,444
Combined	1,213,181	1,224,898
Releasing spread per square foot:
Consolidated Businesses	$10.15	$8.50
Unconsolidated Joint Ventures	8.03	3.80
Combined	9.75	7.54

(1)	Opening and closing statistics exclude spaces greater than or equal to 10,000 square feet.

(2)	2012 statistics were not restated for 2013 comparable centers as the non-comparable centers were not owned and open for the trailing 12 months ended June 30, 2012.

Average rent per square foot across our portfolio, including comparable centers for both consolidated and unconsolidated properties, was up 4.8% for this quarter and up 4.6% for the six month period. We continue to expect average rent per square foot for the year to be up at least 4% over 2012. The spread between opening and closing rents may not be indicative of future periods, as this statistic is not computed on comparable tenant spaces, and can vary significantly from period to period depending on the total amount, location, and average size of tenant space opening and closing in the period.

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

	2013		2012
	2nd Quarter	1st Quarter	Total	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Mall tenant sales (1)	$1,406,196	$1,454,788	$6,008,265	$1,879,341	$1,378,384	$1,396,440	$1,354,100
Revenues and gains on peripheral land sales and other nonoperating income from continuing operations:
Consolidated Businesses	178,237	185,494	748,251	209,732	189,595	179,536	169,388
Unconsolidated Joint Ventures	69,766	67,559	282,154	79,619	70,453	66,764	65,318
Occupancy:
Ending - comparable	90.6%	90.2%	91.8%	91.8%	90.5%	90.3%	89.7%
Average - comparable	90.6	90.4	90.4	91.4	90.3	90.1	89.8
Ending - all centers	90.7	90.3	91.8	91.8	90.4	90.1	89.5
Average - all centers	90.7	90.4	90.3	91.4	90.1	89.9	89.7
Leased space:
Comparable	92.5%	92.3%	93.3%	93.3%	92.5%	92.3%	92.2%
All centers	92.6	92.4	93.4	93.4	92.6	92.3	91.9

(1)	Based on reports of sales furnished by mall tenants.

Because the seasonality of sales contrasts with the generally fixed nature of minimum rents and recoveries, mall tenant occupancy costs (the sum of minimum rents, percentage rents, and expense recoveries, excluding utilities) as a percentage of sales are considerably higher in the first three quarters than they are in the fourth quarter.

	2013		2012
	2nd Quarter	1st Quarter	Total	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Consolidated Businesses:
Minimum rents	9.0%	8.8%	8.1%	6.8%	8.8%	8.6%	8.7%
Percentage rents	0.1	0.5	0.6	0.9	0.5	0.2	0.5
Expense recoveries	4.6	4.4	4.1	3.9	4.7	4.3	4.0
Mall tenant occupancy costs	13.7%	13.7%	12.8%	11.6%	14.0%	13.1%	13.2%
Unconsolidated Joint Ventures:
Minimum rents	9.0%	7.7%	7.7%	6.3%	8.5%	8.5%	7.8%
Percentage rents	0.3	0.5	0.5	0.7	0.5	0.3	0.5
Expense recoveries	4.3	3.8	4.0	4.0	4.5	4.0	3.7
Mall tenant occupancy costs	13.6%	12.0%	12.2%	11.0%	13.5%	12.8%	12.0%
Combined:
Minimum rents	9.0%	8.5%	8.0%	6.7%	8.7%	8.6%	8.4%
Percentage rents	0.2	0.5	0.5	0.9	0.5	0.2	0.5
Expense recoveries	4.4	4.2	4.2	3.7	4.7	4.2	4.0
Mall tenant occupancy costs	13.6%	13.2%	12.7%	11.3%	13.9%	13.0%	12.9%

Results of Operations

In addition to the results and trends in our operations disclosed in the preceding sections, the following sections discuss certain transactions that affected operations in the three and six month periods ended June 30, 2013 and June 30, 2012, or are expected to impact operations in the future.

U.S. Development

Our United States development currently includes three projects that are under construction: Taubman Prestige Outlets Chesterfield, which is scheduled to open in August 2013, The Mall at University Town Center, and The Mall of San Juan (see "Liquidity and Capital Resources - Capital Spending - New Developments"). In June 2013, we disclosed pursuit of a project for the redevelopment of International Market Place, a 0.4 million square foot center, in Waikiki, Honolulu, Hawaii (see "Liquidity and Capital Resources - Capital Spending - New Developments"). In addition, we have projects under development in Asia (see Taubman Asia below).

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

Also in December 2012, we acquired an additional 25% interest in Waterside Shops, which brought our ownership interest in the center to 50%. The acquisition of the additional interest was accomplished by purchasing an affiliate of Oregon PERS' 50% interest in the center on a pari passu basis with an affiliate of the Forbes Company. The $155 million purchase price for Oregon PERS' interest in the center consisted of $72.5 million of cash and $82.5 million of beneficial interest in debt. Our share of the consideration for the additional interest was $77.5 million, which consisted of cash and beneficial interest in debt of $36.3 million and $41.3 million, respectively. Our share of the difference between the purchase price and the net book value of the additional interest in the Unconsolidated Joint Venture was $52.7 million, which has been preliminarily allocated to land, buildings, improvements, and equipment. In addition, beneficial interest in debt was increased by a $3.9 million purchase accounting premium to record the debt at fair value. The premium is being amortized as a reduction of interest expense over the remaining term of the debt and had a $3.4 million balance at June 30, 2013.

Taubman Asia

In August 2012, IFC Mall opened in Yeouido, South Korea. We provide management and leasing services for the 0.4 million square foot mall. In 2012, we recognized the second installment of the leasing success fee. We expect to recognize the final installment in the second half of 2013.

In addition, in August 2012, we invested in a shopping mall project in Hanam, Gyeonggi Province, South Korea (Hanam Union Square) in which we have partnered with Shinsegae Group (Shinsegae), South Korea's largest retailer. As of June 30, 2013, we have invested $76.2 million, after cumulative currency translation adjustments (see "Liquidity and Capital Resources - Capital Spending - New Developments").

Also in August 2012, we announced a joint-venture with Beijing Wangfujing Department Store (Group) Co., Ltd (Wangfujing), one of China's largest department store chains, for a shopping center to be located at Xi'an Saigao City Plaza (retail component of Xi'an Saigao City Plaza). As of June 30, 2013, we have invested $52.7 million in the project, after cumulative currency translation adjustments (see "Liquidity and Capital Resources - Capital Spending - New Developments").

In February 2013, we announced a second joint venture with Wangfujing to build a shopping mall, Zhengzhou Vancouver Times Square, in Zhengzhou, China (see "Liquidity and Capital Resources - Capital Spending - New Developments").

In November 2012, we sold assets of Taubman TCBL, which eliminated our ownership of the third party business. The assets were sold for $15.5 million, an amount approximately equal to our investment in Taubman TCBL. The purchase price was adjusted for certain working capital and other transition costs. In 2013, we began classifying certain Asia expenses in general and administrative expense, as opposed to pre-development expense, because we have moved from mainly a pursuit and third party business to one that is primarily executing investments in new projects. This is consistent with the presentation of our U.S. business.

Debt and Equity Transactions

In July 2013, we completed a 10-year, $85 million non-recourse financing, secured by our leasehold interest in City Creek Center (see "Liquidity and Capital Resources").

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

Center Operations

The NOI of our comparable centers excluding lease cancellation income in the second quarter of 2013 was up 3.9% over the same period in 2012 primarily due to increased rents. For the six months ended June 30, 2013, NOI excluding lease cancellation income was up 4.5% from the comparable period in 2012. If sales continue to moderate, it will unfavorably impact percentage rent. Net recoveries are also expected to decrease, partially due to recent increases in real estate taxes that are not fully recoverable. Given these factors, NOI growth is expected to be about 3% for the year. For the six months ended June 30, 2013, we recognized our $2.2 million share of lease cancellation income. We continue to expect our share of lease cancellation income to be in the range of $3 million to $4 million for 2013. See “General Background and Performance Measurement – Use of Non-GAAP Measures” for the definition and discussion of NOI and see “Reconciliation of Net Income to Net Operating Income.”

Interest Expense

Interest expense is impacted by the capitalization of interest on the costs of our U.S. and Asia development projects. Interest is capitalized based on our average consolidated borrowing rate, which does not reflect the specific source of funds for the costs and is currently greater than our incremental borrowing rate.

Comparison of the Three Months Ended June 30, 2013 to the Three Months Ended June 30, 2012

The following table sets forth operating results for the three months ended June 30, 2013 and June 30, 2012, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

	Three Months Ended		Three Months Ended
	June 30, 2013		June 30, 2012
	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)
	(in millions)
REVENUES:
Minimum rents	$103.2	$42.1	$98.9	$40.6
Percentage rents	1.1	1.4	2.0	1.2
Expense recoveries	65.6	24.6	62.2	23.6
Management, leasing, and development services	1.8		8.6
Other	6.5	1.7	7.7	1.4
Total revenues	$178.2	$69.8	$179.5	$66.8
EXPENSES:
Maintenance, taxes, utilities, and promotion	$52.8	$18.0	$48.9	$17.5
Other operating	18.5	4.2	19.9	4.3
Management, leasing, and development services	1.1		7.0
General and administrative	12.6		10.0
Interest expense	32.6	17.0	36.7	15.8
Depreciation and amortization (2)	38.3	9.2	36.2	9.0
Total expenses	$155.9	$48.3	$158.8	$46.6
Nonoperating income	0.1	—	0.1	—
Income before income tax expense and equity in income of Unconsolidated Joint Ventures	$22.4	$21.4	$20.8	$20.2
Income tax expense	(0.2)		(0.5)
Equity in income of Unconsolidated Joint Ventures (2)	11.5		11.2
Net income	$33.6		$31.4
Net income attributable to noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	(1.8)		(2.9)
Noncontrolling share of income of TRG	(7.8)		(8.1)
Distributions to participating securities of TRG	(0.4)		(0.4)
Preferred stock dividends	(5.8)		(3.7)
Net income attributable to Taubman Centers, Inc. common shareowners	$17.8		$16.4

SUPPLEMENTAL INFORMATION (3):
EBITDA – 100%	$93.2	$47.6	$93.7	$45.0
EBITDA – outside partners' share	(5.4)	(20.9)	(9.4)	(20.2)
Beneficial interest in EBITDA	$87.9	$26.7	$84.3	$24.8
Beneficial interest expense	(30.4)	(9.4)	(32.5)	(8.2)
Beneficial income tax expense - TRG and TCO	(0.2)		(0.5)
Beneficial income tax expense - TCO	0.1
Non-real estate depreciation	(0.7)		(0.7)
Preferred dividends and distributions	(5.8)		(3.7)
Funds from Operations contribution	$50.9	$17.3	$47.0	$16.5

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

Consolidated Businesses

Total revenues for the three months ended June 30, 2013 were $178.2 million, a $1.3 million or 0.7% decrease from the comparable period in 2012. Minimum rents increased by $4.3 million primarily due to increases in average rent per square foot and average occupancy. Expense recoveries increased due to an increase in fixed CAM revenue and an increase in recoverable property taxes. Management, leasing, and development income decreased primarily due to the elimination of the third party business of Taubman TCBL, the loss of the Woodfield Mall contract, and decreased reimbursable costs. Other income decreased due to a 2012 one-time income item associated with the opening of City Creek Center as well as a decrease in lease cancellation income.

Total expenses for the three months ended June 30, 2013 were $155.9 million, a $2.9 million or a 1.8% decrease from the comparable period in 2012. Maintenance, taxes, utilities, and promotion expense increased primarily due to increased property taxes and maintenance costs at certain centers. Other operating expense decreased due to the reclassification of certain Asia costs to general and administrative expense (see "Results of Operations - Taubman Asia"). Management, leasing, and development costs decreased primarily due to the elimination of the third party business of Taubman TCBL and decreased reimbursable third party costs. General and administrative expense increased primarily due to the reclassification of certain Asia costs. Interest expense decreased as a result of lower borrowings due to the 2012 and 2013 equity offerings and capitalization of U.S. and Asia development projects, partially offset by interest on borrowings for acquisitions. Depreciation expense increased primarily due to changes in depreciable lives of tenant allowances in connection with early terminations.

Unconsolidated Joint Ventures

Total revenues for the three months ended June 30, 2013 were $69.8 million, up $3.0 million or 4.5% over the comparable period in 2012. Minimum rents increased primarily due to an increase in average rent per square foot, partially offset by a decrease in average occupancy. Expense recoveries increased due to increased fixed CAM revenue.

Total expenses increased by $1.7 million or 3.6%, to $48.3 million for the three months ended June 30, 2013. Interest expense increased due to excess proceeds received from the refinancings at The Mall at Millenia, Westfarms, and Sunvalley, partially offset by the favorable rates received on the refinancings.

As a result of the foregoing, income of the Unconsolidated Joint Ventures increased by $1.2 million or 5.9% to $21.4 million for the three months ended June 30, 2013. Our equity in income of the Unconsolidated Joint Ventures was $11.5 million, a $0.3 million or 2.7% increase from the comparable period in 2012.

Net Income

Net income was $33.6 million for the three months ended June 30, 2013 compared to $31.4 million for the three months ended June 30, 2012. After allocation of income to noncontrolling, preferred, and participating interests, the net income attributable to Taubman Centers, Inc. common shareowners for the three months ended June 30, 2013 was $17.8 million compared to $16.4 million in the comparable period in 2012.

FFO and FFO per Share

Our FFO was $68.2 million for the three months ended June 30, 2013 compared to $63.5 million for the three months ended June 30, 2012. FFO per diluted share was $0.75 in 2013 compared to $0.73 in the comparable period in 2012. See “General Background and Performance Measurement – Use of Non-GAAP Measures” for the definition of FFO and “Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations.”

Comparison of the Six Months Ended June 30, 2013 to the Six Months Ended June 30, 2012

The following table sets forth operating results for the six months ended June 30, 2013 and June 30, 2012, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

	Six Months Ended		Six Months Ended
	June 30, 2013		June 30, 2012
	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)
	(in millions)
REVENUES:
Minimum rents	$205.5	$82.1	$192.7	$79.2
Percentage rents	6.7	3.6	6.5	3.4
Expense recoveries	129.6	48.2	118.7	46.3
Management, leasing, and development services	5.2		17.2
Other	14.4	3.4	13.7	3.1
Total revenues	$361.4	$137.3	$348.7	$132.1

EXPENSES:
Maintenance, taxes, utilities, and promotion	$99.3	$35.2	$90.6	$33.6
Other operating	34.7	8.3	36.2	7.9
Management, leasing, and development services	3.1		15.5
General and administrative	24.9		18.5
Interest expense	67.1	33.9	74.2	31.5
Depreciation and amortization (2)	75.3	19.3	72.7	17.6
Total expenses	$304.3	$96.6	$307.7	$90.6
Nonoperating income	2.3	—	0.2	—
Income before income tax expense and equity in income of Unconsolidated Joint Ventures	$59.4	$40.7	$41.3	$41.5
Income tax expense	(1.3)		(0.7)
Equity in income of Unconsolidated Joint Ventures (2)	21.8		23.1
Net income	$80.0		$63.6
Net income attributable to noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	(4.6)		(4.7)
Noncontrolling share of income of TRG	(19.6)		(16.9)
Distributions to participating securities of TRG	(0.9)		(0.8)
Preferred stock dividends	(9.4)		(7.3)
Net income attributable to Taubman Centers, Inc. common shareowners	$45.6		$33.9

SUPPLEMENTAL INFORMATION (4):
EBITDA – 100%	$201.7	$93.9	$188.1	$90.6
EBITDA – outside partners' share	(11.4)	(41.1)	(17.9)	(40.7)
Beneficial interest in EBITDA	$190.3	$52.8	$170.3	$49.9
Beneficial interest expense	(62.7)	(18.8)	(65.8)	(16.3)
Beneficial income tax expense - TRG and TCO	(1.3)		(0.7)
Beneficial income tax expense - TCO	0.2
Non-real estate depreciation	(1.4)		(1.3)
Preferred dividends and distributions	(9.4)		(7.3)
Funds from Operations contribution	$115.7	$34.0	$95.1	$33.5
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
(2) Amortization of our additional basis in the Operating Partnership included in depreciation and amortization was $2.5 million in 2013 and 2012. Also, amortization of our additional basis included in equity in income of Unconsolidated Joint Ventures was $1.0 million in 2013 and 2012.
(3) See “General Background and Performance Measurement – Use of Non-GAAP Measures” for the definition and discussion of EBITDA and FFO.
(4) Amounts in this table may not add due to rounding.

Consolidated Businesses

Total revenues for the six months ended June 30, 2013 were $361.4 million, a $12.7 million or 3.6% increase from the comparable period in 2012. Minimum rents increased by $12.8 million primarily due to increases in average rent per square foot and average occupancy, as well as City Creek Center, which opened in March 2012. Expense recoveries increased due to an increase in fixed CAM revenue, City Creek Center, and an increase in recoverable property taxes. Management, leasing, and development income decreased primarily due to the elimination of the third party business of Taubman TCBL, a decrease in reimbursable costs, and the loss of the Woodfield Mall contract. We continue to expect net management, leasing, and development income to be $8 million to $10 million in 2013, including the final leasing success fee relating to IFC Mall in 2013 and net of the impact of the loss of the Woodfield Mall contract.

Total expenses for the six months ended June 30, 2013 were $304.3 million, a $3.4 million or 1.1% decrease from the comparable period in 2012. Maintenance, taxes, utilities, and promotion expense increased due to increased property taxes and maintenance costs at certain centers, as well as City Creek Center. Other operating expense decreased as a result of the reclassification of certain Asia costs to general and administrative expense (see "Results of Operations - Taubman Asia"). This was partially offset by increased expense due to City Creek Center. In 2013, we now expect our share of pre-development expenses, including both U.S. and Asia, to be about $11 million. Management, leasing, and development costs decreased primarily due to the elimination of the third party business of Taubman TCBL, a decrease in reimbursable costs, and the loss of the Woodfield Mall contract. General and administrative expense increased primarily due to the reclassification of certain Asia costs. We continue to expect our quarterly general and administrative expense, including U.S. and Asia, to average about $13 million. Interest expense decreased due to the 2012 and 2013 equity offerings, capitalization of U.S. and Asia development projects, and payment of installment notes. These decreases in interest expense were partially offset by interest on borrowings for our acquisition of additional interest in International Plaza and the write-off of original deferred financing costs upon the refinancing of our primary revolving line of credit. Depreciation expense increased primarily due to changes in depreciable lives of tenant allowances in connection with early terminations.

Nonoperating income increased by $2.1 million in 2013 due to a gain on the sale of marketable securities as well as a gain on the sale of peripheral land. We are not expecting any further peripheral land sales in 2013.

Unconsolidated Joint Ventures

Total revenues for the six months ended June 30, 2013 were $137.3 million, up $5.2 million or 3.9% over the comparable period in 2012. Minimum rents increased primarily due to an increase in average rent per square foot, partially offset by a decrease in average occupancy. Expense recoveries increased due to increased fixed CAM revenue and an increase in recoverable property taxes.

Total expenses increased by $6.0 million or 6.6%, to $96.6 million for the six months ended June 30, 2013. Maintenance, taxes, utilities and promotion expense increased primarily due to increased maintenance costs, property taxes, and promotion costs at certain centers. Interest expense increased due to excess proceeds received from the refinancings at The Mall at Millenia, Westfarms, and Sunvalley, partially offset by the favorable rates received on the refinancings. Depreciation expense increased primarily due to the depreciation of abandoned fixed assets at certain centers.

As a result of the foregoing, income of the Unconsolidated Joint Ventures decreased by $0.8 million or 1.9% to $40.7 million for the six months ended June 30, 2013. Our equity in income of the Unconsolidated Joint Ventures was $21.8 million, a $1.3 million or 5.6% decrease from the comparable period in 2012.

Net Income

Net income was $80.0 million for the six months ended June 30, 2013 compared to $63.6 million for the six months ended June 30, 2012. After allocation of income to noncontrolling, preferred, and participating interests, the net income attributable to Taubman Centers, Inc. common shareowners for the six months ended June 30, 2013 was $45.6 million compared to $33.9 million in the comparable period in 2012.

FFO and FFO per Share

Our FFO was $149.7 million for the six months ended June 30, 2013 compared to $128.7 million for the six months ended June 30, 2012. FFO per diluted share was $1.65 in 2013 compared to $1.47 in the comparable period in 2012. See “General Background and Performance Measurement – Use of Non-GAAP Measures” for the definition of FFO and “Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations.”

Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations

	Three Months Ended June 30
	2013			2012
	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit
Net income attributable to TCO common shareowners – Basic	$17.8	63,786,083	$0.28	$16.4	58,789,737	$0.28
Add impact of share-based compensation	0.1	1,056,428		0.1	1,411,648
Net income attributable to TCO common shareowners – Diluted	$17.9	64,842,511	$0.28	$16.5	60,201,385	$0.27
Add depreciation of TCO’s additional basis	1.7		0.03	1.7		0.03
Add TCO's additional income tax expense	0.1		—
Net income attributable to TCO common shareowners, excluding step-up depreciation and additional income tax expense	$19.8	64,842,511	$0.31	$18.2	60,201,385	$0.30
Add:
Noncontrolling share of income of TRG	7.8	25,227,629		8.1	26,439,387
Distributions to participating securities of TRG	0.4	871,262		0.4	871,262
Net income attributable to partnership unitholders and participating securities	$28.0	90,941,402	$0.31	$26.8	87,512,034	$0.31
Add (less) depreciation and amortization (1):
Consolidated businesses at 100%	38.3		0.42	36.2		0.41
Depreciation of TCO’s additional basis	(1.7)		(0.02)	(1.7)		(0.02)
Noncontrolling partners in consolidated joint ventures	(1.4)		(0.02)	(2.3)		(0.03)
Share of Unconsolidated Joint Ventures	5.9		0.06	5.4		0.06
Non-real estate depreciation	(0.7)		(0.01)	(0.7)		(0.01)
Less impact of share-based compensation	(0.1)		—	(0.1)		—
Funds from Operations	$68.2	90,941,402	$0.75	$63.5	87,512,034	$0.73
TCO's average ownership percentage of TRG	71.7%			69.0%
Funds from Operations attributable to TCO, excluding additional income tax expense	$48.9		$0.75	$43.8		$0.73
Less TCO's additional income tax expense	(0.1)		—
Funds from Operations attributable to TCO	$48.8		$0.75	$43.8		$0.73

(1)	Depreciation includes $4.6 million and $5.2 million of mall tenant allowance amortization for the three months ended June 30, 2013 and 2012, respectively.

(2)	Amounts in this table may not recalculate due to rounding.

Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations

	Six Months Ended June 30
	2013			2012
	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit
Net income attributable to TCO common shareowners – Basic	$45.6	63,602,025	$0.72	$33.9	58,518,442	$0.58
Add impact of share-based compensation	0.2	1,105,659		0.3	1,536,180
Net income attributable to TCO common shareowners – Diluted	$45.8	64,707,684	$0.71	$34.2	60,054,622	$0.57
Add depreciation of TCO’s additional basis	3.4		0.05	3.4		0.06
Add TCO's additional income tax expense	0.2
Net income attributable to TCO common shareowners, excluding step-up depreciation and additional income tax expense	$49.4	64,707,684	$0.76	$37.6	60,054,622	$0.63
Add:
Noncontrolling share of income of TRG	19.6	25,285,965		16.9	26,459,564
Distributions to participating securities of TRG	0.9	871,262		0.8	871,262
Net income attributable to partnership unitholders and participating securities	$69.9	90,864,911	$0.77	$55.3	87,385,448	$0.63
Add (less) depreciation and amortization (1):
Consolidated businesses at 100%	75.3		0.83	72.7		0.83
Depreciation of TCO’s additional basis	(3.4)		(0.04)	(3.4)		(0.04)
Noncontrolling partners in consolidated joint ventures	(2.5)		(0.03)	(4.8)		(0.05)
Share of Unconsolidated Joint Ventures	12.2		0.13	10.5		0.12
Non-real estate depreciation	(1.4)		(0.02)	(1.3)		(0.01)
Less impact of share-based compensation	(0.2)		—	(0.3)		—
Funds from Operations	$149.7	90,864,911	$1.65	$128.7	87,385,448	$1.47
TCO's average ownership percentage of TRG	71.6%			68.9%
Funds from Operations attributable to TCO, excluding additional income tax expense	$107.1		$1.65	$88.6		$1.47
Less TCO's additional income tax expense	(0.2)		—
Funds from Operations attributable to TCO	$107.0		$1.65	$88.6		$1.47

(1)	Depreciation includes $9.2 million and $10.1 million of mall tenant allowance amortization for the six months ended June 30, 2013 and 2012, respectively.

(2)	Amounts in this table may not recalculate due to rounding.

Reconciliation of Net Income to Beneficial Interest in EBITDA

	Three Months Ended June 30		Six Months Ended June 30
	(in millions)
	2013	2012	2013	2012
Net income	$33.6	$31.4	$80.0	$63.6

Add (less) depreciation and amortization:
Consolidated businesses at 100%	38.3	36.2	75.3	72.7
Noncontrolling partners in consolidated joint ventures	(1.4)	(2.3)	(2.5)	(4.8)
Share of Unconsolidated Joint Ventures	5.9	5.4	12.2	10.5

Add (less) interest expense and income tax expense:
Interest expense:
Consolidated businesses at 100%	32.6	36.7	67.1	74.2
Noncontrolling partners in consolidated joint ventures	(2.2)	(4.2)	(4.4)	(8.4)
Share of Unconsolidated Joint Ventures	9.4	8.2	18.8	16.3
Share of income tax expense	0.2	0.5	1.3	0.7

Less noncontrolling share of income of consolidated joint ventures	(1.8)	(2.9)	(4.6)	(4.7)

Beneficial interest in EBITDA	$114.6	$109.0	$243.1	$220.1

TCO's average ownership percentage of TRG	71.7%	69.0%	71.6%	68.9%

Beneficial interest in EBITDA attributable to TCO	$82.1	$75.2	$173.9	$151.6

(1)	Amounts in this table may not add due to rounding.

Reconciliation of Net Income to Net Operating Income

	Three Months Ended June 30		Six Months Ended June 30
	(in millions)
	2013	2012	2013	2012
Net income	$33.6	$31.4	$80.0	$63.6
Add (less) depreciation and amortization:
Consolidated businesses at 100%	38.3	36.2	75.3	72.7
Noncontrolling partners in consolidated joint ventures	(1.4)	(2.3)	(2.5)	(4.8)
Share of Unconsolidated Joint Ventures	5.9	5.4	12.2	10.5
Add (less) interest expense and income tax expense:
Interest expense:
Consolidated businesses at 100%	32.6	36.7	67.1	74.2
Noncontrolling partners in consolidated joint ventures	(2.2)	(4.2)	(4.4)	(8.4)
Share of Unconsolidated Joint Ventures	9.4	8.2	18.8	16.3
Share of income tax expense	0.2	0.5	1.3	0.7
Less noncontrolling share of income of consolidated joint ventures	(1.8)	(2.9)	(4.6)	(4.7)
Add EBITDA attributable to outside partners:
EBITDA attributable to noncontrolling partners in consolidated joint ventures	5.4	9.4	11.4	17.9
EBITDA attributable to outside partners in Unconsolidated Joint Ventures	20.9	20.2	41.1	40.7
EBITDA at 100%	$140.9	$138.7	$295.6	$278.7
Add (less) items excluded from shopping center Net Operating Income:
General and administrative expenses	12.6	10.0	24.9	18.5
Management, leasing, and development services, net	(0.7)	(1.6)	(2.1)	(1.7)
Gain on sale of peripheral land			(0.9)
Interest income	—	(0.1)	(0.1)	(0.2)
Gain on sale of marketable securities			(1.3)
Straight-line of rents	(1.2)	(1.8)	(2.6)	(2.5)
Non-center specific operating expenses and other	6.9	8.5	10.8	15.4
Net Operating Income at 100% - all centers	$158.5	$153.8	$324.3	$308.2
Less - Net Operating Income of non-comparable center (1)	(2.4)	(3.0)	(5.5)	(3.4)
Net Operating Income at 100% - comparable centers	$156.1	$150.8	$318.8	$304.9
Lease cancellation income	(0.4)	(1.0)	(2.3)	(1.9)
Net Operating Income at 100% excluding lease cancellation income (2)	$155.7	$149.8	$316.5	$302.9

(1)	Includes City Creek Center.

(2)
See "General Background and Performance Measurement - Use of Non-GAAP Measures" for a discussion of the use and utility of Net Operating Income excluding lease cancellation income as a performance measure.

(3)	Amounts in this table may not recalculate due to rounding.

Liquidity and Capital Resources

Our internally generated funds and distributions from operating centers and other investing activities, augmented by use of our existing revolving lines of credit, provide resources to maintain our current operations and assets and pay dividends. Generally, our need to access the capital markets is limited to refinancing debt obligations at or near maturity and funding major capital investments. From time to time, we also may access the equity markets or sell interests in operating properties to raise additional funds or refinance existing obligations on a strategic basis. See “Capital Spending” for more details.

We are primarily financed with property-specific secured debt and we have five unencumbered center properties. The entities that own Dolphin Mall, Fairlane Town Center, Twelve Oaks Mall, and Willow Bend are guarantors under our unsecured primary revolving credit facility and are currently unencumbered assets under the facility. Any of the assets may be removed from the facility unencumbered asset pool and encumbered upon notice to lender that there is no default and the required covenant calculations are met on a pro forma basis. Additionally, Stamford Town Center, a 50% owned Unconsolidated Joint Venture property, is unencumbered.

As of June 30, 2013, we had a consolidated cash balance of $63.5 million. We also have an unsecured revolving line of credit of $1.1 billion and a secured revolving line of credit of $65 million. The availability under these facilities as of June 30, 2013, after considering then outstanding loan balances and outstanding letters of credit, was $858 million. Sixteen banks participate in our $1.1 billion revolving line of credit and the failure of one bank to fund a draw on our line does not negate the obligation of the other banks to fund their pro-rata shares. The unsecured line includes an accordion feature that would increase the borrowing capacity to as much as $1.5 billion if fully exercised. The line matures in March 2017, with a one-year extension option. The facility bears interest at a range based on our total leverage ratio. As of June 30, 2013, the leverage ratio results in a rate of LIBOR plus 1.45%.

In July 2013, we completed a 10-year, $85 million non-recourse financing, secured by our leasehold interest in City Creek Center.  The payments on the loan, which bears interest at an all-in fixed annual rate of 4.43%, are based on amortizing principal over 30 years. The proceeds, net of fees, were used to pay down our revolving lines of credit. The Operating Partnership has provided a limited guarantee of the repayment of the loan, which could be triggered only upon a decline in center occupancy to a level that the Company believes is remote.
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

The $106.5 million loan on The Mall at Green Hills matures in December 2013. We are reviewing financing strategies to allow for financial flexibility as we continue to explore expansion opportunities at the center.

Summaries of Capital Activities and Transactions for the Six Months Ended June 30, 2013 and 2012

Operating Activities

Our net cash provided by operating activities was $171.3 million in 2013, compared to $145.6 million in 2012. See also “Results of Operations” for descriptions of 2013 and 2012 transactions affecting operating cash flows.

Investing Activities

Net cash used in investing activities was $155.4 million in 2013, compared to $288.0 million provided by investing activities in 2012. Additions to properties in 2013 related primarily to the costs of new centers under development as well as tenant improvements at existing centers. Additions to properties in 2012 related primarily to the $75 million paid upon the opening of City Creek Center, costs of the new centers under development, tenant improvements at existing centers, and other capital items. A tabular presentation of 2013 capital spending is shown in “Capital Spending”. Issuance of notes receivable were $1.5 million in 2013. Net cash proceeds from the sale of peripheral land were $6.9 million in 2013. There were no peripheral land sales in 2012. The timing of peripheral land sales is variable and proceeds from peripheral land sales can vary significantly from period to period.

Proceeds from the sale of marketable securities were $2.5 million in 2013. Repayments of notes receivable were $0.2 million and $5.3 million in 2013 and 2012, respectively. Collection of the remaining consideration from the sale of assets of the Taubman TCBL business provided $12.9 million in 2013. Restricted cash in 2012 was used to repay the $281.5 million of installment notes that were issued as part of the consideration for acquired centers in 2011. Contributions to Unconsolidated Joint Ventures in 2013 of $58.4 million primarily consisted of funding of our University Town Center project (see "Capital Spending - New Developments"). In 2013, we invested $6.0 million for Taubman Asia project costs (see "Capital Spending - New Developments"). Distributions in excess of income from Unconsolidated Joint Ventures provided $5.7 million and $114.3 million in 2013 and 2012, respectively. The amount in 2012 included $110 million of excess proceeds from the Westfarms refinancing which was used to pay down our revolving lines of credit.

Financing Activities

Net cash provided by financing activities was $15.5 million in 2013 compared to $412.4 million used by financing activities in 2012. Payments of debt and issuance costs, net of proceeds from the issuance of debt, were $44.6 million in 2013. Payments of debt were $24.8 million in 2012. Installment notes issued in connection with the acquisitions of centers in 2011 were repaid in February 2012. In 2013, $3.4 million was paid in connection with incentive plans, compared to $10.1 million in 2012. In 2013, net proceeds of $164.4 million, after offering costs, were received from the issuance of the Series K Preferred Stock. Contributions from noncontrolling interests were $2.5 million in 2013 compared to $0.2 million in 2012. Total dividends and distributions paid were $103.4 million and $96.2 million in 2013 and 2012, respectively.

Beneficial Interest in Debt

At June 30, 2013, the Operating Partnership's debt and its beneficial interest in the debt of its Consolidated Businesses and Unconsolidated Joint Ventures totaled $3,581.4 million, with an average interest rate of 4.66% excluding amortization of debt issuance costs and interest rate hedging costs. These costs are reported as interest expense in the results of operations. Interest expense includes non-cash amortization of premiums relating to acquisitions. On an annualized basis, this amortization of acquisition premiums is equal to 0.13% of the average all-in rate. Beneficial interest in debt includes debt used to fund development and expansion costs. Beneficial interest in construction work in progress totaled $483 million as of June 30, 2013, which includes $323 million of assets on which interest is being capitalized. The following table presents information about our beneficial interest in debt as of June 30, 2013:

	Amount	Interest Rate Including Spread
	(in millions)
Fixed rate debt	$3,019.1	4.98%	(1)
Floating rate debt swapped to fixed rate:
Swapped through April 2018	137.5	4.10%
Swapped through August 2020	123.4	4.99%
	$260.9	4.52%	(1)

Floating month to month	301.4	1.61%	(1)
Total floating rate debt	$562.3	2.96%	(1)

Total beneficial interest in debt	$3,581.4	4.66%	(1)

Amortization of financing costs (2)		0.19%
Average all-in rate		4.85%

(1)	Represents weighted average interest rate before amortization of financing costs.

(2)	Financing costs include debt issuance costs and costs related to interest rate agreements of certain fixed rate debt.

(3)	Amounts in table may not add due to rounding.

Sensitivity Analysis

We have exposure to interest rate risk on our debt obligations and interest rate instruments. We use derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. We routinely use cap, swap, and treasury lock agreements to meet these objectives. Based on the Operating Partnership's beneficial interest in floating rate debt in effect at June 30, 2013, a one percent increase on this floating rate debt would decrease cash flows by approximately $3.0 million, and due to the effect of capitalized interest, decrease annual earnings by approximately $2.7 million. A one percent decrease in interest rates (or to zero percent for LIBOR rates that are below one percent) would increase cash flows by approximately $0.5 million and annual earnings by approximately $0.4 million. Based on our consolidated debt and interest rates in effect at June 30, 2013, a one percent increase in interest rates would decrease the fair value of debt by approximately $76.8 million, while a one percent decrease in interest rates would increase the fair value of debt by approximately $81.1 million.

Loan Commitments and Guarantees

Certain loan agreements contain various restrictive covenants, including the following corporate covenants on our primary revolving line of credit: a minimum net worth requirement, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum recourse secured debt ratio, and a maximum payout ratio. In addition, our primary revolving line of credit has unencumbered pool covenants, which currently apply to Dolphin Mall, Fairlane Town Center, Twelve Oaks Mall, and The Shops at Willow Bend on a combined basis. These covenants include a minimum number and minimum value of eligible unencumbered assets, a maximum unencumbered leverage ratio, a minimum unencumbered interest coverage ratio, and a minimum unencumbered asset occupancy ratio. The corporate maximum secured leverage ratio is the most restrictive covenant for our primary revolving line of credit. We are in compliance with all of our covenants and loan obligations as of June 30, 2013. The maximum payout ratio covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain our tax status, pay preferred distributions, and for distributions related to the sale of certain assets.

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

Capital Spending

New Developments

Our United States development currently includes three projects that are under construction: Taubman Prestige Outlets Chesterfield, The Mall at University Town Center, and The Mall of San Juan. We have also made initial investments in two projects in Asia: Xi'an Saigao City Plaza and Hanam Union Square. In addition, in February 2013, we announced Zhengzhou Vancouver Times Square, a second project in China. In June 2013, we disclosed pursuit of a project for the redevelopment of International Market Place, a 0.4 million square foot center, in Waikiki, Honolulu, Hawaii. Internally generated funds, excess proceeds from refinancings of maturing debt obligations, and borrowings under our revolving lines of credit would be sufficient to finance the anticipated costs of these projects, but we also expect construction loan financing to be available.

Taubman Prestige Outlets Chesterfield, our project in the St. Louis market, is scheduled to open in August 2013. We have a 90% ownership interest in the project. The center is over 80% committed. We will be responsible for management, leasing, and development of the center. Due to competitive pressures in the market, the return is expected to be modest in 2014. Total project costs are expected to be approximately $130 million for the first phase.

In Sarasota, Florida, The Mall at University Town Center is under construction and we are funding our 50% share of the project. We will be responsible for management, leasing, and development of the center. The 0.9 million square foot center will be anchored by Saks Fifth Avenue, Macy's, and Dillard's, and is expected to open in October 2014. We expect an 8% to 8.5% unlevered return on our share of the approximately $315 million total project cost.

The Mall of San Juan, part of a mixed use development featuring a hotel, casino, and retail, is under construction in San Juan, Puerto Rico. The 0.7 million square foot of retail will be anchored by the Caribbean's first Nordstrom and Saks Fifth Avenue. We expect a March 2015 opening. We will be responsible for management, leasing, and development of the retail portion of the center. We are expecting an 8% to 8.5% unlevered return on our 80% share of the approximately $430 million total project cost.

In 2012, we entered into a joint-venture with Beijing Wangfujing Department Store (Group) Co., Ltd (Wangfujing), one of China's largest department store chains. The joint venture will own a 60% controlling interest in and manage a shopping center to be located at Xi'an Saigao City Plaza, a large-scale mixed-use development in Xi'an, China. It is scheduled to open in late 2015 and is part of a 5.9 million square foot mixed-use project. We are investing in the retail portion only, which will be over 1.0 million square feet with over half of that in mall specialty stores. We have invested $52.7 million, including cumulative currency translation adjustments, in the project as of June 30, 2013. Our total anticipated investment will be approximately $115 million for a 30% equity interest. We are expecting a 6% to 6.5% unlevered return at stabilization. Sales growth rates are expected to be in excess of 10%.

In 2013, we announced a second joint venture with Wangfujing that will own a majority interest and manage a shopping center to be located in Zhengzhou, China. Currently under construction, the approximately 1.0 million square foot shopping mall, Zhengzhou Vancouver Times Square, is scheduled to open in 2015. Our total anticipated investment will be approximately $115 million for a 32% equity interest. As of June 30, 2013, we have $36.1 million in cash on our consolidated balance sheet denominated in Renminbi, which was invested in this project in July 2013. We are expecting a 6% to 6.5% unlevered return at stabilization.

Combined with shorter lease terms than the U.S., returns on our investments in China are expected to equal those earned in the U.S. by the seventh or eighth year.

We have invested in a 1.7 million square foot shopping mall project in Hanam, Gyeonggi Province, South Korea (Hanam Union Square) in which Taubman Asia has partnered with Shinsegae Group (Shinsegae), South Korea's largest retailer. The center is scheduled to open in 2016. As of June 30, 2013, we have invested $76.2 million, including cumulative currency translation adjustments, in the project. Our total anticipated investment including capitalized interest will be about $330 million for a 30% equity interest in the retail portion of the project. We are considering bringing in a financial partner for as much as 50% of our share. We are expecting a 7% to 7.5% unlevered return at stabilization.

We are pursuing a project for the redevelopment of International Market Place, a 0.4 million square foot center, in Waikiki, Honolulu, Hawaii. We expect to have a 93.5% interest in the project. The center will be anchored by the only full-line Saks Fifth Avenue in Hawaii. We expect to begin construction in January 2014 with an opening in spring 2016. We expect an 8% to 8.5% return on our share of the approximately $400 million total project cost.

2013 Capital Spending

Capital spending for routine maintenance of the shopping centers is generally recovered from tenants. Capital spending through June 30, 2013, is summarized in the following table:

	2013 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
New development projects - U.S. (2)	$88.4	$77.7	$121.4	$59.4
New development projects - Asia (3) (4)			6.0	6.0
Existing centers:
Projects with no incremental GLA and other	4.6	3.8	3.6	1.9
Mall tenant allowances	5.1	5.0	4.8	2.6
Asset replacement costs recoverable from tenants	15.0	11.9	3.5	2.1
Corporate office improvements, technology, equipment, and other	2.9	2.9
Total	$116.0	$101.4	$139.3	$72.0

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

(2)	Includes costs related to The Mall of San Juan, Taubman Prestige Outlets Chesterfield, and The Mall at University Town Center.

(3)
Includes costs related to the retail component of Xi'an Saigao City Plaza, Hanam Union Square, and Zhengzhou Vancouver Times Square. Asia spending is included at our beneficial interest in both the Unconsolidated Joint Ventures and Beneficial Interest in Unconsolidated Joint Ventures columns.

(4)	Asia costs exclude $4.1 million in net unfavorable currency translation adjustments.

(5)	Amounts in this table may not add due to rounding.

For the six months ended June 30, 2013, in addition to the costs above, we incurred our $6.2 million share of Consolidated Businesses’ and $3.6 million share of Unconsolidated Joint Ventures’ capitalized leasing costs.

The following table presents a reconciliation of the Consolidated Businesses’ capital spending shown above (on an accrual basis) to additions to properties (on a cash basis) as presented in our Consolidated Statement of Cash Flows for the six months ended June 30, 2013:

(in millions)
Consolidated Businesses’ capital spending	$116.0
Differences between cash and accrual basis and other	1.8
Additions to properties	$117.7

Planned 2013 Capital Spending

The following table summarizes planned capital spending for 2013, including actual spending through June 30, 2013 and anticipated spending for the remainder of the year:

	2013 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
New development projects - U.S. (2)	$181.7	$156.6	$174.1	$87.1
New development projects - Asia (3)(4)			79.2	79.2
Existing centers:
Projects with no incremental GLA and other	27.5	18.6	17.4	8.7
Mall tenant allowances	26.0	24.9	8.7	4.7
Asset replacement costs recoverable from tenants	27.0	21.4	13.3	9.4
Corporate office improvements, technology, equipment, and other	4.5	4.5
Total	$266.6	$226.0	$292.6	$189.1

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

(2)	Includes costs related to The Mall at San Juan, Taubman Prestige Outlets Chesterfield, and The Mall at University Town Center.

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

We anticipate that our share of costs incurred for new center U.S. and Asia development projects included in the table above will be $360 million, $240 million, and $60 million for 2014, 2015, and 2016, respectively. Future estimates of capital spending do not include costs for the potential International Market Place project.

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

On May 29, 2013, we declared a quarterly dividend of $0.50 per common share, $0.40625 per share on our 6.5% Series J Preferred Stock, and $0.46007 per share on our 6.25% Series K Preferred Stock, which was paid on June 28, 2013 to shareowners of record on June 14, 2013. Our Series K preferred stock dividend included dividends accruing from and including the issuance date of March 15, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in this report at Item 2 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sensitivity Analysis.”

Item 4.	Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to “Note 10 – Commitments and Contingencies” to our consolidated financial statements relating to the restaurant owners at The Pier Shops litigation. There were no material developments regarding these matters during the quarter ended June 30, 2013.

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

TAUBMAN CENTERS, INC.
Date:	July 30, 2013	By: /s/ Lisa A. Payne
Lisa A. Payne
Vice Chairman, Chief Financial Officer, and Director (Principal Financial Officer)