Form 10-Q
period 2013-09-30
TAUBMAN CENTERS INC
filed 2013-10-29
CIK 890319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2013
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

☐ Yes ☒ No

As of October 28, 2013 there were outstanding 63,553,519 shares of the Company's common stock, par value $0.01 per share.

TAUBMAN CENTERS, INC.

TAUBMAN CENTERS, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	September 30 2013	December 31 2012
Assets:
Properties	$4,397,434	$4,246,000
Accumulated depreciation and amortization	(1,484,052)	(1,395,876)
	$2,913,382	$2,850,124
Investment in Unconsolidated Joint Ventures (Notes 2 and 4)	335,393	214,152
Cash and cash equivalents	32,377	32,057
Restricted cash (Note 5)	7,164	6,138
Accounts and notes receivable, less allowance for doubtful accounts of $3,663 and $3,424 in 2013 and 2012	61,103	69,033
Accounts receivable from related parties	1,900	2,009
Deferred charges and other assets (Note 2)	87,520	94,982
Total Assets	$3,438,839	$3,268,495

Liabilities:
Notes payable (Note 5)	$2,985,952	$2,952,030
Accounts payable and accrued liabilities	285,763	278,098
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures (Note 4)	378,650	383,293
	$3,650,365	$3,613,421
Commitments and contingencies (Notes 5, 7, 8, 9, and 10)

Equity (Note 6):
Taubman Centers, Inc. Shareowners’ Equity:
Series B Non-Participating Convertible Preferred Stock, $0.001 par and liquidation value, 40,000,000 shares authorized, 25,159,072 and 25,327,699 shares issued and outstanding at September 30, 2013 and December 31, 2012	$25	$25
Series J Cumulative Redeemable Preferred Stock, 7,700,000 shares authorized, no par, $192.5 million liquidation preference, 7,700,000 shares issued and outstanding at September 30, 2013 and December 31, 2012

Series K Cumulative Redeemable Preferred Stock, 6,800,000 shares authorized, no par, $170.0 million liquidation preference, 6,800,000 shares issued and outstanding at September 30, 2013 (Note 6). No shares outstanding or authorized at December 31, 2012.

Common Stock, $0.01 par value, 250,000,000 shares authorized, 63,524,788 and 63,310,148 shares issued and outstanding at September 30, 2013 and December 31, 2012	635	633
Additional paid-in capital	813,139	657,071
Accumulated other comprehensive income (loss)	(14,274)	(22,064)
Dividends in excess of net income	(916,977)	(891,283)
	$(117,452)	$(255,618)
Noncontrolling interests (Note 7)	(94,074)	(89,308)
	$(211,526)	$(344,926)
Total Liabilities and Equity	$3,438,839	$3,268,495

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Revenues:
Minimum rents	$103,501	$99,564	$309,043	$292,248
Percentage rents	7,021	6,315	13,732	12,767
Expense recoveries	67,943	66,633	197,549	185,325
Management, leasing, and development services	8,753	10,234	13,954	27,441
Other	6,720	6,793	21,104	20,487
	$193,938	$189,539	$555,382	$538,268
Expenses:
Maintenance, taxes, utilities, and promotion	$55,375	$53,253	$154,694	$143,854
Other operating	19,295	16,128	53,950	52,360
Management, leasing, and development services	1,027	6,165	4,172	21,674
General and administrative	11,812	9,571	36,676	28,021
Interest expense	32,515	34,943	99,589	109,146
Depreciation and amortization	40,982	36,414	116,262	109,083
	$161,006	$156,474	$465,343	$464,138
Nonoperating income (expense)	(456)	56	1,831	251
Income before income tax expense and equity in income of Unconsolidated Joint Ventures	$32,476	$33,121	$91,870	$74,381
Income tax expense (Note 3)	(1,453)	(732)	(2,715)	(1,438)
Equity in income of Unconsolidated Joint Ventures (Note 4)	12,220	12,672	34,047	35,743
Net income	$43,243	$45,061	$123,202	$108,686
Net income attributable to noncontrolling interests (Note 7)	(12,536)	(12,295)	(36,667)	(33,893)
Net income attributable to Taubman Centers, Inc.	$30,707	$32,766	$86,535	$74,793
Distributions to participating securities of TRG (Note 9)	(435)	(403)	(1,313)	(1,209)
Preferred stock dividends (Note 6)	(5,784)	(10,663)	(15,148)	(17,980)
Net income attributable to Taubman Centers, Inc. common shareowners	$24,488	$21,700	$70,074	$55,604

Net income	$43,243	$45,061	$123,202	$108,686
Other comprehensive income (Note 13):
Unrealized gain (loss) on interest rate instruments and other	(1,984)	(1,822)	5,757	(6,260)
Cumulative translation adjustment	5,086		1,574
Reclassification adjustment for amounts recognized in net income	1,740	151	3,834	641
	$4,842	$(1,671)	$11,165	$(5,619)
Comprehensive income	$48,085	$43,390	$134,367	$103,067
Comprehensive income attributable to noncontrolling interests	(13,900)	(11,834)	(40,064)	(32,111)
Comprehensive income attributable to Taubman Centers, Inc.	$34,185	$31,556	$94,303	$70,956

Basic earnings per common share (Note 11)	$0.38	$0.36	$1.10	$0.94

Diluted earnings per common share (Note 11)	$0.38	$0.35	$1.09	$0.92

Cash dividends declared per common share	$0.5000	$0.4625	$1.5000	$1.3875

Weighted average number of common shares outstanding – basic	63,753,748	60,571,612	63,653,155	59,207,828

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(in thousands, except share data)

	Taubman Centers, Inc. Shareowners’ Equity
	Preferred Stock		Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Dividends in Excess of Net Income	Non-Redeemable Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2012	33,941,958	$26	58,022,475	$580	$673,923	$(27,613)	$(863,040)	$(124,324)	$(340,448)
Issuance of common stock, net of offering costs			2,875,000	29	208,910				208,939
Issuance of stock pursuant to Continuing Offer (Notes 9 and 10)	(56,900)		56,902	1	(1)
Issuance of Series J Preferred Stock, net of offering costs	7,700,000				186,215				186,215
Redemptions of Series G and H Preferred Stock	(7,480,000)				(180,588)				(180,588)
Share-based compensation under employee and director benefit plans (Note 9)			744,241	7	(504)				(497)
Tax impact of share-based compensation (Note 3)					766				766
Adjustments of noncontrolling interests (Note 7)	(1,900)				(62,127)	43		61,499	(585)
Contributions from noncontrolling interests (excludes $231 of contributions from redeemable noncontrolling interests)								3,924	3,924
Dividend equivalents (Note 9)							(103)		(103)
Dividends and distributions (excludes $1,846 of distributions attributable to redeemable noncontrolling interests)							(102,076)	(47,840)	(149,916)
Net income (excludes $1,584 of net loss attributable to redeemable noncontrolling interests) (Note 7)							74,793	35,477	110,270
Other comprehensive income (Note 8):
Unrealized loss on interest rate instruments and other (excludes $82 of other comprehensive loss attributable to redeemable noncontrolling interests)						(4,286)		(1,892)	(6,178)
Reclassification adjustment for amounts recognized in net income						449		192	641
Balance, September 30, 2012	34,103,158	$26	61,698,618	$617	$826,594	$(31,407)	$(890,426)	$(72,964)	$(167,560)

Balance, January 1, 2013	33,027,699	$25	63,310,148	$633	$657,071	$(22,064)	$(891,283)	$(89,308)	$(344,926)
Issuance of stock pursuant to Continuing Offer (Notes 9 and 10)	(168,627)		168,637	2	(2)
Issuance of Series K Preferred Stock, net of offering costs (Note 6)	6,800,000				164,395				164,395
Repurchase of common stock (Note 6)			(313,042)	(3)	(21,186)				(21,189)
Share-based compensation under employee and director benefit plans (Note 9)			359,045	3	7,511				7,514
Tax impact of share-based compensation (Note 3)					405				405
Redemption of redeemable noncontrolling interest (Note 7)					(1,050)				(1,050)
Adjustments of noncontrolling interests (Note 7)					5,995	22		(6,017)
Contributions from noncontrolling interests								4,729	4,729
Dividend equivalents (Note 9)							(129)		(129)
Dividends and distributions							(112,100)	(43,542)	(155,642)
Net income							86,535	36,667	123,202
Other comprehensive income (Note 13):
Unrealized gain on interest rate instruments and other						3,981		1,776	5,757
Cumulative translation adjustment						1,127		447	1,574
Reclassification adjustment for amounts recognized in net income						2,660		1,174	3,834
Balance, September 30, 2013	39,659,072	$25	63,524,788	$635	$813,139	$(14,274)	$(916,977)	$(94,074)	$(211,526)

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30
	2013	2012
Cash Flows From Operating Activities:
Net income	$123,202	$108,686
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	116,262	109,083
Provision for bad debts	1,868	1,974
Gain on sale of peripheral land	(863)
Gain on sale of marketable securities (Note 12)	(1,323)
Other	9,907	8,786
Increase (decrease) in cash attributable to changes in assets and liabilities:
Receivables, restricted cash, deferred charges, and other assets	357	(678)
Accounts payable and other liabilities	19,701	17,089
Net Cash Provided By Operating Activities	$269,111	$244,940

Cash Flows From Investing Activities:
Additions to properties	$(193,027)	$(201,916)
Proceeds from sale of marketable securities (Note 12)	2,493
Repayments of notes receivable	500	5,802
Issuances of notes receivable	(1,489)
Proceeds from sale of peripheral land	6,916
Collection and release of TCBL related proceeds (Note 2)	12,903
Release of restricted cash		289,389
Contributions to Unconsolidated Joint Ventures (Note 2)	(120,676)	(48,910)
Distributions from Unconsolidated Joint Ventures in excess of income	3,927	145,383
Net Cash Provided By (Used In) Investing Activities	$(288,453)	$189,748

Cash Flows From Financing Activities:
Debt proceeds	$183,964
Debt payments	(145,112)	$(204,693)
Repayment of installment notes		(281,467)
Debt issuance costs	(7,010)
Repurchase of common stock (Note 6)	(21,189)
Issuance of common stock, net of offering costs		208,939
Issuance of common stock and/or partnership units in connection with incentive plans	(3,422)	(10,118)
Issuance of Series K Preferred Stock, net of offering costs	164,395
Issuance of Series J Preferred Stock, net of offering costs		186,215
Redemptions of Series G and H Preferred Stock		(187,000)
Redemption of redeemable noncontrolling interest (Note 7)	(1,050)
Distributions to noncontrolling interests	(43,542)	(49,686)
Distributions to participating securities of TRG	(1,313)	(1,209)
Contributions from noncontrolling interests	4,729	4,155
Cash dividends to preferred shareowners	(15,148)	(11,568)
Cash dividends to common shareowners	(95,640)	(82,887)
Other		(106)
Net Cash Provided By (Used In) Financing Activities	$19,662	$(429,425)

Net Increase In Cash and Cash Equivalents	$320	$5,263

Cash and Cash Equivalents at Beginning of Period	32,057	24,033

Cash and Cash Equivalents at End of Period	$32,377	$29,296

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -	Interim Financial Statements

General

Taubman Centers, Inc. (the Company or TCO) is a Michigan corporation that operates as a self-administered and self-managed real estate investment trust (REIT). The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG) is a majority-owned partnership subsidiary of TCO that owns direct or indirect interests in all of the Company’s real estate properties. In this report, the term “Company" refers to TCO, the Operating Partnership, and/or the Operating Partnership's subsidiaries as the context may require. The Company engages in the ownership, management, leasing, acquisition, disposition, development, and expansion of regional and super-regional retail shopping centers and interests therein. The Company’s owned portfolio as of September 30, 2013 included 25 operating urban and suburban shopping centers in 13 states.

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

Ownership

In addition to the Company’s common stock, there were three classes of preferred stock outstanding (Series B, J and K) as of September 30, 2013. Dividends on the 6.5% Series J Cumulative Redeemable Preferred Stock (Series J Preferred Stock) and the 6.25% Series K Cumulative Redeemable Preferred Stock (Series K Preferred Stock) are cumulative and are paid on the last day of each calendar quarter. The Company owns corresponding Series J and Series K Preferred Equity interests in the Operating Partnership that entitle the Company to income and distributions (in the form of guaranteed payments) in amounts equal to the dividends payable on the Company’s Series J and Series K Preferred Stock. See "Note 6 - Equity Transactions" for further details on the Series K Preferred Stock issuance.

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

Outstanding voting securities of the Company at September 30, 2013 consisted of 25,159,072 shares of Series B Preferred Stock and 63,524,788 shares of common stock.

The Operating Partnership

At September 30, 2013, the Operating Partnership’s equity included two classes of preferred equity (Series J and K) and the net equity of the partnership unitholders. Net income and distributions of the Operating Partnership are allocable first to the preferred equity interests, and the remaining amounts to the general and limited partners in the Operating Partnership in accordance with their percentage ownership. The Series J and Series K Preferred Equity are owned by the Company and are eliminated in consolidation.

The Company's ownership in the Operating Partnership at September 30, 2013 consisted of a 72% managing general partnership interest, as well as the Series J and Series K Preferred Equity interests. The Company's average ownership percentage in the Operating Partnership for the nine months ended September 30, 2013 and 2012 was 72% and 69%, respectively. At September 30, 2013, the Operating Partnership had 88,702,310 partnership units outstanding, of which the Company owned 63,524,788 units.

Note 2 -	Acquisitions, Developments, and Dispositions

Acquisitions

International Plaza

In December 2012, the Company acquired an additional 49.9% interest in International Plaza from CSAT, LP, which increased its ownership in the center to 100%.

Waterside Shops

In December 2012, the Company acquired an additional 25% interest in Waterside Shops, which brought the Company's ownership interest in the center to 50%. After the acquisition, the Company continues to recognize its investment in Waterside Shops in Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet. The Company's share of the difference between the purchase price and the net book value of the additional interest in the Unconsolidated Joint Venture was estimated to be $52.7 million, which has been preliminarily allocated to land, buildings, improvements, and equipment. In addition, beneficial interest in debt was increased by a $3.9 million purchase accounting premium to record the debt at fair value. The premium is being amortized as a reduction to interest expense over the remaining term of the debt and had a balance of $3.2 million as of September 30, 2013.

Redemption of Joint Venture Outlet Interest

In September 2013, the Company redeemed the outlet joint venture partner's 10% interest, which increased the Company's ownership to 100%. See "Note 7 - Noncontrolling Interests" for further details on the redemption.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Developments

International Market Place

In August 2013, the Company announced plans to move forward with the redevelopment of International Market Place, a 0.4 million square foot center, in Waikiki, Honolulu, Hawaii. The center will be anchored by Saks Fifth Avenue and is expected to open in spring 2016. The Company owns a 93.5% interest in the project and is funding all construction costs. This project is subject to a participating ground lease. As of September 30, 2013, the Company's capitalized costs for the project were $12.5 million.

The Mall at University Town Center

The Mall at University Town Center, a 0.9 million square foot center, is under construction in Sarasota, Florida. The Company is funding its 50% share of the project. The center will be anchored by Saks Fifth Avenue, Macy's, and Dillard's and is expected to open in October 2014. As of September 30, 2013, the Company had invested $75.8 million. This investment is classified within Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet.

The Mall of San Juan

The Mall of San Juan, a 0.7 million square foot center, is under construction in San Juan, Puerto Rico. The Company owns 80% of the retail portion of the project. The center will be anchored by Nordstrom and Saks Fifth Avenue and is expected to open in March 2015. As of September 30, 2013, the Company had capitalized costs of $104.2 million ($83.4 million at TRG's share).

Taubman Prestige Outlets Chesterfield

Taubman Prestige Outlets Chesterfield, a 0.3 million square foot outlet project in Chesterfield, Missouri, opened in August 2013. The Company increased its ownership in the project to 100% as a result of the Company's September 2013 redemption of the outlet joint venture partner (Note 7). The Company previously had a 90% interest in the outlet venture. As of September 30, 2013, the Company had capitalized costs of $116.5 million.

Asia

Hanam Union Square

The Company has partnered with Shinsegae Group, South Korea's largest retailer, to build an approximately 1.7 million square foot shopping mall in Hanam, Gyeonggi Province, South Korea. The Company has a 30% interest in the development, which is scheduled to open in late 2016. As of September 30, 2013, the Company had invested $91.8 million in the project, after cumulative currency translation adjustments. This investment is classified within Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet.

Retail component of Xi'an Saigao City Plaza

In 2012, the Company formed a joint venture with Beijing Wangfujing Department Store (Group) Co., Ltd, one of China's largest department store chains. The joint venture will own a 60% controlling interest in and manage an approximately 1.0 million square foot shopping center to be located at Xi'an Saigao City Plaza, a large-scale mixed-use development in Xi'an, China. Through this joint venture, the Company will beneficially own a 30% interest in the shopping center, which is scheduled to open in late 2015. As of September 30, 2013, the Company had invested $54 million in the project, after cumulative currency translation adjustments. This investment is classified within Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet.

Zhengzhou Vancouver Times Square

In 2013, the Company formed a joint venture with Beijing Wangfujing Department Store (Group) Co., Ltd. The joint venture owns a majority interest in and will manage an approximately 1.0 million square foot multi-level shopping center to be located in Zhengzhou, China. Through this joint venture, the Company beneficially owns a 32% interest in the shopping center, which is scheduled to open in late 2015. As of September 30, 2013, the Company had invested $38.4 million in the project, which is classified within Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet.

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

Note 3 -	Income Taxes

Income Tax Expense

The Company’s income tax expense (benefit) for the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
State current	$47	$38	$298	$103
State deferred	(34)	(4)	(59)	(16)
Federal current	160	223	468	761
Federal deferred	(38)	(65)	251	100
Foreign current	1,353	748	1,983	698
Foreign deferred	(35)	(208)	(226)	(208)
Total income tax expense	$1,453	$732	$2,715	$1,438

Deferred Taxes

Deferred tax assets and liabilities as of September 30, 2013 and December 31, 2012 were as follows:

	2013	2012
Deferred tax assets:
Federal	$3,148	$3,378
Foreign	1,932	1,090
State	434	182
Total deferred tax assets	$5,514	$4,650
Valuation allowances	(1,787)	(991)
Net deferred tax assets	$3,727	$3,659
Deferred tax liabilities:
Federal	$623	$609
Foreign	404	401
State	121	107
Total deferred tax liabilities	$1,148	$1,117

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

The Company realized a tax benefit as additional paid-in capital relating to the redemption of certain share-based compensation awards of $0.4 million and $0.8 million during the nine months ended September 30, 2013 and 2012, respectively. This benefit represents the amount of reduced Federal income tax attributed to the tax deduction that exceeds the recognized deferred tax asset relating to the awards, which was based on their cumulative book compensation cost. This excess tax deduction is due to changes in the fair value of the Company's shares between the grant date (the measurement date for book purposes) and the exercise date (the measurement date for tax purposes) of the awards.

Note 4 -	Investments in Unconsolidated Joint Ventures

General Information

The Company owns beneficial interests in joint ventures that own shopping centers. The Operating Partnership is the sole direct or indirect managing general partner or managing member of Fair Oaks, Stamford Town Center, Sunvalley, and Westfarms. The Operating Partnership also provides certain management, leasing, and/or development services to the other shopping centers noted below.

Shopping Center	Ownership as of September 30, 2013 and December 31, 2012
Arizona Mills	50%
Fair Oaks	50
Hanam Union Square (under development)	Note 2
The Mall at Millenia	50
The Mall at University Town Center (under development)	Note 2
Stamford Town Center	50
Sunvalley	50
Waterside Shops	50
Westfarms	79
Retail component of Xi'an Saigao City Plaza (under development)	Note 2
Zhengzhou Vancouver Times Square (under development)	Note 2

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

The estimated fair value of the Unconsolidated Joint Ventures’ notes payable was $1.5 billion at September 30, 2013 and December 31, 2012. The methodology for determining this fair value is consistent with that used for determining the fair value of consolidated mortgage notes payable (Note 12).

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October 2013, a $225 million construction financing was completed for The Mall at University Town Center, a 50% owned Unconsolidated Joint Venture (Note 14).

Combined Financial Information

Combined balance sheet and results of operations information is presented in the following table for the Unconsolidated Joint Ventures, followed by the Operating Partnership's beneficial interest in the combined operations information. The combined information of the Unconsolidated Joint Ventures as of September 30, 2013 excluded the balances of Hanam Union Square, The Mall at University Town Center, the retail component of Xi'an Saigao City Plaza, and Zhengzhou Vancouver Times Square, which are currently under development (Note 2). Beneficial interest is calculated based on the Operating Partnership's ownership interest in each of the Unconsolidated Joint Ventures.

	September 30 2013	December 31 2012
Assets:
Properties	$1,142,770	$1,129,647
Accumulated depreciation and amortization	(489,626)	(473,101)
	$653,144	$656,546
Cash and cash equivalents	22,954	30,070
Accounts and notes receivable, less allowance for doubtful accounts of $1,101 and $1,072 in 2013 and 2012	24,067	26,032
Deferred charges and other assets	26,039	31,282
	$726,204	$743,930

Liabilities and accumulated deficiency in assets:
Mortgage notes payable	$1,482,584	$1,490,857
Accounts payable and other liabilities	53,629	68,282
TRG's accumulated deficiency in assets	(466,391)	(470,411)
Unconsolidated Joint Venture Partners' accumulated deficiency in assets	(343,618)	(344,798)
	$726,204	$743,930

TRG's accumulated deficiency in assets (above)	$(466,391)	$(470,411)
TRG's investment in properties under development (Note 2)	248,030	128,279
TRG basis adjustments, including elimination of intercompany profit	117,709	114,136
TCO's additional basis	57,395	58,855
Net investment in Unconsolidated Joint Ventures	$(43,257)	$(169,141)
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures	378,650	383,293
Investment in Unconsolidated Joint Ventures	$335,393	$214,152

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Revenues	$71,858	$70,435	$209,183	$202,516
Maintenance, taxes, utilities, promotion, and other operating expenses	$22,933	$23,365	$67,037	$65,695
Interest expense	17,302	16,617	51,758	48,107
Depreciation and amortization	9,237	8,822	27,155	25,945
Total operating costs	$49,472	$48,804	$145,950	$139,747
Nonoperating income	(1)	18	(1)	19
Net income	$22,385	$21,649	$63,232	$62,788

Net income attributable to TRG	$12,402	$12,351	$35,103	$35,637
Realized intercompany profit, net of depreciation on TRG’s basis adjustments	306	809	405	1,566
Depreciation of TCO's additional basis	(488)	(488)	(1,461)	(1,460)
Equity in income of Unconsolidated Joint Ventures	$12,220	$12,672	$34,047	$35,743

Beneficial interest in Unconsolidated Joint Ventures’ operations:
Revenues less maintenance, taxes, utilities, promotion, and other operating expenses	$28,000	$26,748	$80,777	$76,613
Interest expense	(9,415)	(8,765)	(28,192)	(25,084)
Depreciation and amortization	(6,365)	(5,311)	(18,538)	(15,786)
Equity in income of Unconsolidated Joint Ventures	$12,220	$12,672	$34,047	$35,743

Note 5 -	Beneficial Interest in Debt and Interest Expense

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

	At 100%			At Beneficial Interest
	Consolidated Subsidiaries		Unconsolidated Joint Ventures	Consolidated Subsidiaries	Unconsolidated Joint Ventures
Debt as of:
September 30, 2013	$2,985,952		$1,482,584	$2,819,474	$835,303
December 31, 2012	2,952,030		1,490,857	2,785,501	841,363

Capitalized interest:
Nine Months Ended September 30, 2013	$11,511	(1)	$73	$11,169	$46
Nine Months Ended September 30, 2012	1,239		26	1,193	13

Interest expense:
Nine Months Ended September 30, 2013	$99,589		$51,758	$93,049	$28,192
Nine Months Ended September 30, 2012	109,146		48,107	96,512	25,084

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

In February 2013, the Company refinanced its primary revolving line of credit. The new facility increased the borrowing capacity from a $650 million secured facility to a $1.1 billion unsecured line, which includes an accordion feature that would increase the borrowing capacity to as much as $1.5 billion, if fully exercised. The new line matures in March 2017 with a one-year extension option. The new facility bears interest at a range based on the Company's total leverage ratio. As of September 30, 2013, the leverage ratio resulted in a rate of LIBOR plus 1.45%, down from LIBOR plus 1.75% on the previous facility. TRG is the direct borrower with the entities that own Dolphin Mall, Fairlane Town Center, Twelve Oaks Mall, and The Shops at Willow Bend as guarantors under the line. Unamortized deferred financing costs of $1 million were written off in connection with the refinancing and recognized within interest expense.

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

In October 2013, a $225 million construction financing was completed for The Mall at University Town Center, a 50% owned Unconsolidated Joint Venture (Note 14).

Debt Covenants

Certain loan agreements contain various restrictive covenants, including the following corporate covenants on the Company's primary revolving line of credit: a minimum net worth requirement, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum recourse secured debt ratio, and a maximum payout ratio. In addition, the Company's primary revolving line of credit has unencumbered pool covenants, which currently apply to Dolphin Mall, Fairlane Town Center, Twelve Oaks Mall and The Shops at Willow Bend on a combined basis. These covenants include a minimum number and minimum value of eligible unencumbered assets, a maximum unencumbered leverage ratio, a minimum unencumbered interest coverage ratio, and a minimum unencumbered asset occupancy ratio. The corporate maximum secured leverage ratio is the most restrictive covenant for the Company's primary revolving line of credit. The Company was in compliance with all of its covenants and loan obligations as of September 30, 2013. The maximum payout ratio covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain the Company's tax status, pay preferred distributions, and for distributions related to the sale of certain assets.

The Company is required to escrow cash balances for specific uses stipulated by certain of its lenders. As of September 30, 2013 and December 31, 2012, the Company’s cash balances restricted for these uses were $7.2 million and $6.1 million, respectively.

Note 6 -	Equity Transactions

In August 2013, the Company’s Board of Directors authorized a share repurchase program under which the Company may repurchase up to $200 million of its outstanding common stock. The Company plans to repurchase shares from time to time on the open market or in privately negotiated transactions or otherwise, depending on market prices and other conditions. As of September 30, 2013, the Company repurchased 313,042 shares of its common stock at an average price of $67.68 per share for a total of $21.2 million under the authorization. All shares repurchased have been cancelled. For each share of the Company’s stock repurchased, an equal number of the Company’s Operating Partnership units are redeemed. Repurchases of common stock were financed through general corporate funds, including borrowings under existing lines of credit.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2013, the Company issued 6,800,000 shares of 6.25% Series K Preferred Stock. Net proceeds from the offering were $164.4 million, net of offering costs of $5.6 million. The Series K Preferred Stock has no stated maturity, sinking fund, or mandatory redemption requirements and generally is not convertible into any other security of the Company. The Series K Preferred Stock has a liquidation preference of $170.0 million ($25 per share). Dividends are cumulative and are paid in arrears on the last day of each calendar quarter. The Series K Preferred Stock will be redeemable by the Company at par, $25 per share, plus accrued dividends, generally beginning in March 2018. The Company owns corresponding Series K Preferred Equity interests in the Operating Partnership that entitle the Company to income and distributions (in the form of guaranteed payments) in amounts equal to the dividends payable on the Company's Series K Preferred Stock. The Series K Preferred Stock is generally non-voting. The Company's Series K Preferred Stock ranks on parity with its Series J Preferred Stock with respect to the payment of dividends and distributions of assets upon liquidation, dissolution or winding up of its affairs.

Note 7 -	Noncontrolling Interests

Redeemable Noncontrolling Interests

The Company's president of Taubman Asia (the Asia President) has an ownership interest in Taubman Asia, a consolidated subsidiary. The Asia President is entitled to 10% of Taubman Asia's dividends, with 85% of his dividends being withheld as contributions to capital. These withholdings will continue until he contributes and maintains his capital consistent with a 10% ownership interest, including all capital funded by the Operating Partnership for Taubman Asia's operating and investment activities subsequent to the Asia President obtaining his ownership interest. The Operating Partnership will have a preferred investment in Taubman Asia to the extent the Asia President has not yet contributed capital commensurate with his ownership interest. This preferred investment will accrue an annual preferential return equal to the Operating Partnership's average borrowing rate (with the preferred investment and accrued return together being referred to herein as the preferred interest). Due to this funding arrangement, the Operating Partnership is currently recognizing 100% of the results of operations of Taubman Asia. Taubman Asia has the ability to call, and the Asia President has the ability to put, the Asia President’s ownership interest upon specified terminations of the Asia President’s employment, although such put or call right may not be exercised for specified time periods after certain termination events. The redemption price for the ownership interest is generally a nominal amount through 2013 and subsequently 50% (increasing to 100% as early as May 2015) of the fair value of the ownership interest less the amount required to return the Operating Partnership's preferred interest. The Company has determined that the Asia President's ownership interest in Taubman Asia qualifies as an equity award, considering its specific redemption provisions, and accounts for it as a contingently redeemable noncontrolling interest, with a carrying value of zero at September 30, 2013 and December 31, 2012. Any adjustments to the redemption value are recorded through equity.

In July 2010, the Company formed a joint venture that focused on developing and owning outlet shopping centers. The Company owned a 90% controlling interest, while the joint venture partner owned a 10% interest. The Company had been funding substantially all of the outlet business. In September 2013, the Company redeemed this partner's interest for $1.1 million as part of a negotiated transaction, an amount modestly less than the partner's previously contributed capital. The joint venture partner's interest was previously accounted for as a redeemable noncontrolling interest.

The Company owns a 93.5% controlling interest in a joint venture that is redeveloping International Market Place in Waikiki, Honolulu, Hawaii. The 6.5% joint venture partner has no obligation nor the right to contribute capital. The Company will be entitled to a preferential return on its capital contributions. The Company has the right to purchase the joint venture partner's interest and the joint venture partner has the right to require the Company to purchase the joint venture partner's interest after the third anniversary of the opening of the center, and annually thereafter. The purchase price of the joint venture partner's interest will be based on fair value. Considering the redemption provisions, the Company accounts for the joint venture partner's interest as a contingently redeemable noncontrolling interest with a carrying value of zero at September 30, 2013. Any adjustments to the redemption value are recorded through equity.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Balances of Nonredeemable Noncontrolling Interests

The net equity balance of the noncontrolling interests as of September 30, 2013 and December 31, 2012 included the following:

	2013	2012
Non-redeemable noncontrolling interests:
Noncontrolling interests in consolidated joint ventures	$(38,757)	$(45,066)
Noncontrolling interests in partnership equity of TRG	(55,317)	(44,242)
	$(94,074)	$(89,308)

Income Allocable to Noncontrolling Interests

Net income attributable to the noncontrolling interests for the three months ended September 30, 2013 and September 30, 2012 included the following:

	2013	2012
Net income attributable to noncontrolling interests:
Non-redeemable noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	$2,198	$2,967
Noncontrolling share of income of TRG	10,338	9,706
	$12,536	$12,673
Redeemable noncontrolling interests		(378)
	$12,536	$12,295

Net income attributable to the noncontrolling interests for the nine months ended September 30, 2013 and September 30, 2012 included the following:

	2013	2012
Net income attributable to noncontrolling interests:
Non-redeemable noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	$6,752	$9,725
Noncontrolling share of income of TRG	29,915	25,752
	$36,667	$35,477
Redeemable noncontrolling interests		(1,584)
	$36,667	$33,893

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Transactions

The following schedule presents the effects of changes in Taubman Centers, Inc.’s ownership interest in consolidated subsidiaries on Taubman Centers, Inc.’s equity for the nine months ended September 30, 2013 and September 30, 2012:

	2013	2012
Net income attributable to Taubman Centers, Inc. common shareowners	$70,074	$55,604
Transfers (to) from the noncontrolling interest –
Increase (Decrease) in Taubman Centers, Inc.’s paid-in capital for adjustments of noncontrolling interest (1)	5,995	(62,127)
Decrease in Taubman Centers, Inc.’s paid-in capital related to the acquisition of additional ownership in the outlet joint venture	(1,050)
Net transfers (to) from noncontrolling interests	4,945	(62,127)
Change from net income attributable to Taubman Centers, Inc. and transfers (to) from noncontrolling interests	$75,019	$(6,523)

(1)
In 2013 and 2012, adjustments of noncontrolling interests were made as a result of changes in the Company's ownership of the Operating Partnership in connection with the Company's share-based compensation under employee and director benefit plans (Note 9), issuances of stock pursuant to the Continuing Offer (Note 10), issuance of common stock in August 2012, redemption of a joint venture partner's interest, stock repurchases (Note 6), and redemptions of certain redeemable Operating Partnership Units.

Finite Life Entities

Accounting Standards Codification Topic 480, “Distinguishing Liabilities from Equity” establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. At September 30, 2013, the Company held a controlling interest in a consolidated entity with a specified termination date in 2083. The noncontrolling owner's interest in this entity is to be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entity. The estimated fair value of this noncontrolling interest was approximately $350 million at September 30, 2013, compared to a book value of $(43.6) million that is classified in Noncontrolling Interests in the Company’s Consolidated Balance Sheet. The fair value of the noncontrolling interest was calculated as the noncontrolling interest's ownership share of the underlying property's fair value. The property's fair value was estimated by considering its in-place net operating income, current market capitalization rate, and mortgage debt outstanding.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2013, the Company had the following outstanding interest rate derivatives that were designated and are expected to be effective as cash flow hedges of the interest payments on the associated debt.

Instrument Type	Ownership	Notional Amount	Swap Rate	Credit Spread on Loan	Total Swapped Rate on Loan	Maturity Date
Consolidated Subsidiary:
Receive variable (LIBOR) /pay-fixed swap (1)	95.0%	$129,554	2.64%	2.35%	4.99%	September 2020
Unconsolidated Joint Ventures:
Receive variable (LIBOR) /pay-fixed swap (2)	50.0%	137,500	2.40%	1.70%	4.10%	April 2018
Receive variable (LIBOR) /pay-fixed swap (2)	50.0%	137,500	2.40%	1.70%	4.10%	April 2018

(1)	The notional amount of the swap is equal to the outstanding principal balance on the loan.

(2)	The notional amount on each of these swaps is equal to 50% of the outstanding principal balance on the loan, which begins amortizing in August 2014.

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

The Company expects that approximately $6.3 million of the AOCI of Taubman Centers, Inc. and the noncontrolling interests will be reclassified from AOCI and recognized as a reduction of income in the following 12 months.

As of September 30, 2013, the Company had $0.2 million of net realized losses included in AOCI resulting from settled derivative instruments, which were designated as cash flow hedges that are being recognized as a reduction of income over the term of the hedged debt.

The following tables present the effect of derivative instruments on the Company’s Consolidated Statement of Operations and Comprehensive Income for the three and nine months ended September 30, 2013 and September 30, 2012. The tables include the location and amount of unrealized gains and losses on outstanding derivative instruments in cash flow hedging relationships and the location and amount of realized losses reclassified from AOCI into income resulting from settled derivative instruments associated with hedged debt.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended September 30, 2013 and September 30, 2012, the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
	Three Months Ended September 30			Three Months Ended September 30
	2013	2012		2013	2012
Derivatives in cash flow hedging relationships:
Interest rate contract – consolidated subsidiary	$(67)	$(897)	Interest Expense	$(812)	$(802)
Interest rate contracts – UJVs	(329)	(893)	Equity in Income of UJVs	(777)	(935)
Total derivatives in cash flow hedging relationships	$(396)	$(1,790)		$(1,589)	$(1,737)

Realized losses on settled cash flow hedges:
Interest rate contract – consolidated subsidiary			Interest Expense	$(151)	$(151)
Interest rate contract – UJVs			Equity in Income of UJVs
Total realized losses on settled cash flow hedges				$(151)	$(151)

During the nine months ended September 30, 2013 and September 30, 2012, the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
	Nine Months Ended September 30			Nine Months Ended September 30
	2013	2012		2013	2012
Derivatives in cash flow hedging relationships:
Interest rate contract – consolidated subsidiary	$6,375	$(3,671)	Interest Expense	$(2,406)	$(2,380)
Interest rate contracts – UJVs	4,039	(2,802)	Equity in Income of UJVs	(2,297)	(2,770)
Total derivatives in cash flow hedging relationships	$10,414	$(6,473)		$(4,703)	$(5,150)

Realized losses on settled cash flow hedges:
Interest rate contract – consolidated subsidiary			Interest Expense	$(454)	$(453)
Interest rate contract – UJVs			Equity in Income of UJVs		(188)
Total realized losses on settled cash flow hedges				$(454)	$(641)

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company records all derivative instruments at fair value in the Consolidated Balance Sheet. The following table presents the location and fair value of the Company’s derivative financial instruments as reported in the Consolidated Balance Sheet as of September 30, 2013 and December 31, 2012.

		Fair Value
	Consolidated Balance Sheet Location	September 30 2013	December 31 2012
Derivatives designated as hedging instruments:
Liability derivatives:
Interest rate contract – consolidated subsidiary	Accounts Payable and Accrued Liabilities	$(5,490)	$(11,865)
Interest rate contracts – UJVs	Investment in UJVs	(6,982)	(11,021)
Total liabilities designated as hedging instruments		$(12,472)	$(22,886)

Contingent Features

All of the Company's outstanding derivatives contain provisions that state if the hedged entity defaults on any of its indebtedness in excess of $1 million, then the derivative obligation could also be declared in default. As of September 30, 2013, the Company was not in default on any debt obligations that would trigger a credit risk related default on its current outstanding derivatives.

As of September 30, 2013 and December 31, 2012, the fair value of derivative instruments with credit-risk-related contingent features that were in a liability position was $12.5 million and $22.9 million, respectively. As of September 30, 2013 and December 31, 2012, the Company was not required to post any collateral related to these agreements. If the Company breached any of these provisions it would be required to settle its obligations under the agreements at their fair value. See Note 12 for fair value information on derivatives.

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

The compensation cost charged to income for the Company’s share-based compensation plans was $3.6 million and $9.7 million for the three and nine months ended September 30, 2013, respectively. The compensation cost charged to income for the Company’s share-based compensation plans was $2.5 million and $8.7 million for the three and nine months ended September 30, 2012, respectively. Compensation cost capitalized as part of properties and deferred leasing costs was $0.4 million and $1.2 million for the three and nine months ended September 30, 2013, respectively, and $0.2 million and $0.8 million for the three and nine months ended September 30, 2012, respectively.

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

Options

A summary of option activity for the nine months ended September 30, 2013 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Range of Exercise Prices
Outstanding at January 1, 2013	689,802	$42.50	3.8	$24.74	-	$55.90
Exercised	(84,225)	33.92
Outstanding at September 30, 2013	605,577	$43.70	2.9	$29.38	-	$55.90

Fully vested options at September 30, 2013	605,577	$43.70	2.9

The aggregate intrinsic value (the difference between the period end stock price and the option exercise price) of in-the-money options outstanding was $14.3 million as of September 30, 2013.

The total intrinsic value of options exercised during the nine months ended September 30, 2013 and 2012 was $3.6 million and $3.8 million, respectively. Cash received from option exercises for the nine months ended September 30, 2013 and 2012 was $2.9 million and $3.1 million, respectively.

As of September 30, 2013, all options outstanding were fully vested, and there was no unrecognized compensation cost related to options.

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

In 2013, the Company also granted a limited number of additional PSU that represent the right to receive, upon vesting, shares of the Company’s common stock ranging from 0-400% of the PSU based on the Company’s market performance relative to that of a peer group. The units vest in March 2017, if continuous service has been provided, or upon certain other events (such as death or disability) if earlier. No dividends accumulate during the vesting period. The Company estimated the value of these additional PSU using a Monte Carlo simulation, considering the Company's common stock price at the grant dates less the present value of the expected dividends during the vesting periods, historical returns of the Company and the peer group of companies, a risk-free interest rate of 0.46% to 0.62% and a measurement period of approximately four years. The resulting weighted average grant-date fair value was $171.05 per PSU.

A summary of PSU activity for the nine months ended September 30, 2013 is presented below:

	Number of Performance Share Units		Weighted Average Grant Date Fair Value
Outstanding at January 1, 2013	262,740		$122.52
Vested	(73,259)	(1)	65.29
Granted (three-year vesting)	42,178		103.37
Granted (four-year vesting)	15,444		171.05
Forfeited	(12,240)		140.49
Outstanding at September 30, 2013	234,863		$139.18

(1)
Based on the Company's market performance relative to that of a peer group, the actual number of shares of common stock issued upon vesting during the nine months ended September 30, 2013 equaled 300% of the number of PSU awards vested in the table above.

None of the PSU outstanding at September 30, 2013 were vested. As of September 30, 2013, there was $20.5 million of total unrecognized compensation cost related to nonvested PSU outstanding. This cost is expected to be recognized over an average period of 3.0 years.

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

In 2013, the Company also granted a limited number of additional RSU that represent the right to receive upon vesting one share of the Company’s common stock. The units have staggered vesting dates from March 2014 to March 2015, if continuous service has been provided through those periods, or upon retirement or certain other events (such as death or disability) if earlier. No dividends accumulate during the vesting periods. The Company estimated the value of these additional RSU using the Company's common stock price at the grant date deducting the present value of expected dividends during the vesting periods using a risk-free rate of 0.10% to 0.19%. The result of the Company's valuation was a weighted average grant-date fair value of $81.38 per RSU.

A summary of RSU activity for the nine months ended September 30, 2013 is presented below:

	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2013	322,305	$48.19
Vested	(138,028)	37.03
Granted (three-year vesting)	92,103	71.67
Granted (staggered vesting)	5,197	81.38
Forfeited	(11,678)	57.60
Outstanding at September 30, 2013	269,899	$62.00

None of the RSU outstanding at September 30, 2013 were vested. As of September 30, 2013, there was $8.1 million of total unrecognized compensation cost related to nonvested RSU outstanding. This cost is expected to be recognized over an average period of 1.9 years.

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

Based on a market value at September 30, 2013 of $67.31 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was $1.6 billion. The purchase of these interests at September 30, 2013 would have resulted in the Company owning an additional 27% interest in the Operating Partnership.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Net income attributable to Taubman Centers, Inc. common shareowners (Numerator):
Basic	$24,488	$21,700	$70,074	$55,604
Impact of additional ownership of TRG	107	168	352	470
Diluted	$24,595	$21,868	$70,426	$56,074

Shares (Denominator) – basic	63,753,748	60,571,612	63,653,155	59,207,828
Effect of dilutive securities	937,161	1,453,710	1,049,493	1,508,690
Shares (Denominator) – diluted	64,690,909	62,025,322	64,702,648	60,716,518

Earnings per common share - basic	$0.38	$0.36	$1.10	$0.94
Earnings per common share – diluted	$0.38	$0.35	$1.09	$0.92

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

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Weighted average noncontrolling partnership units outstanding	4,494,470	4,235,782	4,557,851	5,221,040
Unissued partnership units under unit option deferral elections	871,262	871,262	871,262	871,262

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 -	Fair Value Disclosures

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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements as of September 30, 2013 Using		Fair Value Measurements as of December 31, 2012 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Available-for-sale securities			$2,452
Insurance deposit	$12,224		11,291
Total assets	$12,224		$13,743

Derivative interest rate contract		$(5,490)		$(11,865)
Total liabilities		$(5,490)		$(11,865)

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments Carried at Other Than Fair Values

Community Development District Obligation

The owner of one shopping center pays annual special assessment levies of a Community Development District (CDD), which provided certain infrastructure assets and improvements. As the amount and period of the special assessments were determinable, the Company capitalized the infrastructure assets and improvements and recognized an obligation for the future special assessments to be levied. At September 30, 2013 and December 31, 2012, the book value of the infrastructure assets and improvements, net of depreciation, was $38.3 million and $39.8 million, respectively. The related obligation is classified within Accounts Payable and Accrued Liabilities on the Consolidated Balance Sheet and had a balance of $60.8 million at both September 30, 2013 and December 31, 2012. The fair value of this obligation, derived from quoted market prices and therefore falling into Level 1 of the fair value hierarchy, was $59.7 million at September 30, 2013 and $60.9 million at December 31, 2012.

Notes Payable

The fair value of notes payable is estimated using cash flows discounted at current market rates and therefore fall into Level 2 of the fair value hierarchy. When selecting discount rates for purposes of estimating the fair value of notes payable at September 30, 2013 and December 31, 2012, the Company employed the credit spreads at which the debt was originally issued. Excluding 2010 through 2013 refinancings and debt assumed as part of the 2011 acquisitions, an additional 1.25% and 1.50% credit spread was added to the discount rate at September 30, 2013 and December 31, 2012, respectively, to estimate current market conditions. This additional spread is an estimate and is not necessarily indicative of what the Company could obtain in the market at the reporting date. The Company does not believe that the use of different interest rate assumptions would have resulted in a materially different fair value of notes payable as of September 30, 2013 or December 31, 2012. To further assist financial statement users, the Company has included with its fair value disclosures an analysis of interest rate sensitivity.

The estimated fair values of notes payable at September 30, 2013 and December 31, 2012 were as follows:

	2013		2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable	$2,985,952	$3,055,058	$2,952,030	$3,082,265

The fair values of the notes payable are dependent on the interest rates used in estimating the values. An overall 1% increase in rates employed in making these estimates would have decreased the fair values of the debt shown above at September 30, 2013 by $76 million or 2.5%.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Accumulated Other Comprehensive Income

Changes in the balance of each component of Accumulated Other Comprehensive Income (AOCI) for the nine months ended September 30, 2013 were as follows:

	Taubman Centers, Inc. AOCI			Noncontrolling Interests AOCI
	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total
January 1, 2013	$1,888	$(23,952)	$(22,064)	$756	$1,739	$2,495
Other comprehensive income/(loss) before reclassifications	1,127	3,981	5,108	447	1,776	2,223
Amounts reclassified from AOCI		2,660	2,660		1,174	1,174
Net current period other comprehensive income/(loss)	1,127	6,641	7,768	447	2,950	3,397
Adjustments due to changes in ownership	5	17	22	(5)	(17)	(22)
September 30, 2013	$3,020	$(17,294)	$(14,274)	$1,198	$4,672	$5,870

Changes in the balance of each component of AOCI for the nine months ended September 30, 2012 were as follows:

	Taubman Centers, Inc. AOCI			Noncontrolling Interests AOCI
	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total
January 1, 2012		$(27,613)	$(27,613)		$9,113	$9,113
Current period other comprehensive income		(3,837)	(3,837)		(1,782)	(1,782)
Adjustments due to changes in ownership		43	43		(43)	(43)
September 30, 2012		$(31,407)	$(31,407)		$7,288	$7,288

The following table presents reclassifications out of AOCI for the nine months ended September 30, 2013:

Details about AOCI Components	Amounts reclassified from AOCI	Affected line item in Consolidated Statement of Operations
(Gains)/losses on interest rate instruments and other:
Realized loss on interest rate contracts - consolidated subsidiaries	$2,860	Interest Expense
Realized loss on interest rate contracts - UJVs	2,297	Equity in Income of UJVs
Realized gain on sale of securities (Note 12)	(1,323)	Nonoperating Income
Total reclassifications for the period	$3,834

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Subsequent Event

In October 2013, a $225 million construction financing was completed for The Mall at University Town Center, a 50% owned Unconsolidated Joint Venture.  The construction facility is interest only during the initial three-year term at LIBOR plus 1.70%, which decreases to LIBOR plus 1.60% upon achieving certain performance measures. The loan has four one-year extension options. During each extension period, debt service payments also include principal payments based on an assumed interest rate of 6.0% and a 30-year amortization period. The Operating Partnership has provided an unconditional guaranty of 25% of the principal balance of the facility and 50% of the repayment of all accrued but unpaid interest. The principal guaranty may be reduced to 12.5% of the outstanding principal balance upon achievement of certain performance measures. Upon stabilization, the unconditional guaranty may be released. The loan is prepayable at any time without penalty. Amounts repaid may not be reborrowed.

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

References in this discussion to “beneficial interest” refer to our ownership or pro-rata share of the item being discussed. Also, the operations of the shopping centers are often best understood by measuring their performance as a whole, without regard to our ownership interest. Consequently, in addition to the discussion of the operations of the Consolidated Businesses, the operations of the Unconsolidated Joint Ventures are presented and discussed as a whole. The comparability of information used in measuring performance is affected by the opening of City Creek Center in March 2012 and Taubman Prestige Outlets Chesterfield (Chesterfield) in August 2013. Additional "comparable center" statistics that exclude City Creek Center and Chesterfield are provided to present the performance of comparable centers in our continuing operations. Comparable centers are generally defined as centers that were owned and open for the entire current and preceding period. Comparable center statistics for 2012, other than sales per square foot growth, growth in Net Operating Income, and statistics for the trailing 12 months ended September 30, 2012 have been restated to include comparable centers to 2013.

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

Our presentations of NOI, Beneficial Interest in EBITDA, FFO, and adjusted versions of these measures, if any, are not necessarily comparable to the similarly titled measures of other REITs due to the fact that not all REITs use the same definitions. These measures should not be considered alternatives to net income or as an indicator of our operating performance. Additionally, these measures do not represent cash flows from operating, investing or financing activities as defined by GAAP. Reconciliations of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations, Net Income to Beneficial Interest in EBITDA, and Net Income to Net Operating Income are presented following the Comparison of the Nine Months Ended September 30, 2013 to the Nine Months Ended September 30, 2012.

Current Operating Trends

Our mall tenants reported a 0.4% increase in sales per square foot in the third quarter of 2013 from the same period in 2012. For the trailing twelve month period ended September 30, 2013, mall tenant sales were $699 per square foot, a 2.6% increase over $681 per square foot for the trailing twelve month period ended September 30, 2012.

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

Ending occupancy increased to 90.9% at September 30, 2013 compared to 90.4% at September 30, 2012 for all centers and increased to 91.3% at September 30, 2013 compared to 90.5% at September 30, 2012 for our comparable centers. We continue to expect ending occupancy in comparable centers to end the year slightly up over 2012. Temporary tenants, defined as those with lease terms less than or equal to a year, are not included in occupancy or leased space statistics. As of September 30, 2013, 3.6% of mall tenant space for all centers was occupied by temporary tenants compared to 4.1% as of September 30, 2012. See “Seasonality” for occupancy and leased space statistics.

Leased space was 92.6% at both September 30, 2013, and September 30, 2012 for all centers. For our comparable centers, leased space was 93.1% at September 30, 2013, compared to 92.5% at September 30, 2012. The difference between leased space and occupancy is that leased space includes spaces where leases have been signed but the tenants are not yet open. Neither statistic includes temporary tenants. We view occupancy as more relevant to operating results as it represents those spaces upon which we are currently collecting rent from permanent tenants. Finally, the spread between leased space and occupied space, at 1.7% this quarter, is consistent with our history of 1% to 3% in the third quarter.

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

Rent per square foot statistics are computed using contractual rentals per the tenant lease agreements, which reflect any lease modifications, including those for rental concessions. Rent per square foot information for our comparable centers in our Consolidated Businesses and Unconsolidated Joint Ventures follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Average rent per square foot:
Consolidated Businesses	$48.58	$46.91	$48.50	$46.71
Unconsolidated Joint Ventures	48.85	45.61	48.30	45.27
Combined	48.66	46.52	48.44	46.27

	Trailing 12 Months Ended September 30
	2013 (1)	2012 (1) (2)
Opening base rent per square foot:
Consolidated Businesses	$49.77	$56.02
Unconsolidated Joint Ventures	58.49	52.42
Combined	52.56	55.22
Square feet of GLA opened:
Consolidated Businesses	866,411	927,446
Unconsolidated Joint Ventures	408,965	264,924
Combined	1,275,376	1,192,370
Closing base rent per square foot:
Consolidated Businesses	$43.64	$46.11
Unconsolidated Joint Ventures	49.38	47.18
Combined	45.31	46.37
Square feet of GLA closed:
Consolidated Businesses	885,196	876,385
Unconsolidated Joint Ventures	363,429	281,503
Combined	1,248,625	1,157,888
Releasing spread per square foot:
Consolidated Businesses	$6.13	$9.91
Unconsolidated Joint Ventures	9.11	5.24
Combined	7.25	8.85

(1)	Opening and closing statistics exclude spaces greater than or equal to 10,000 square feet.

(2)	2012 statistics were not restated for 2013 comparable centers as the non-comparable centers were not owned and open for the trailing 12 months ended September 30, 2012.

Average rent per square foot across our portfolio, including comparable centers for both consolidated and unconsolidated properties, was up 4.6% for this quarter and up 4.7% for the nine month period. We continue to expect average rent per square foot for the year to be up at least 4% over 2012. The spread between opening and closing rents may not be indicative of future periods, as this statistic is not computed on comparable tenant spaces, and can vary significantly from period to period depending on the total amount, location, and average size of tenant space opening and closing in the period.

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

	2013			2012
	3rd Quarter	2nd Quarter	1st Quarter	Total	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Mall tenant sales (1)	$1,405,246	$1,406,196	$1,454,788	$6,008,265	$1,879,341	$1,378,384	$1,396,440	$1,354,100
Revenues and gains on peripheral land sales and other nonoperating income (expense) from continuing operations:
Consolidated Businesses	193,482	178,237	185,494	748,251	209,732	189,595	179,536	169,388
Unconsolidated Joint Ventures	71,857	69,766	67,559	282,154	79,619	70,453	66,764	65,318
Occupancy:
Ending - comparable	91.3%	90.6%	90.2%	91.8%	91.8%	90.5%	90.3%	89.7%
Average - comparable	91.1	90.6	90.4	90.4	91.4	90.3	90.1	89.8
Ending - all centers	90.9	90.7	90.3	91.8	91.8	90.4	90.1	89.5
Average - all centers	90.8	90.7	90.4	90.3	91.4	90.1	89.9	89.7
Leased space:
Comparable	93.1%	92.5%	92.3%	93.3%	93.3%	92.5%	92.3%	92.2%
All centers	92.6	92.6	92.4	93.4	93.4	92.6	92.3	91.9

(1)	Based on reports of sales furnished by mall tenants.

Because the seasonality of sales contrasts with the generally fixed nature of minimum rents and recoveries, mall tenant occupancy costs (the sum of minimum rents, percentage rents, and expense recoveries, excluding utilities) as a percentage of sales are considerably higher in the first three quarters than they are in the fourth quarter.

	2013			2012
	3rd Quarter	2nd Quarter	1st Quarter	Total	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Consolidated Businesses:
Minimum rents	9.0%	9.0%	8.8%	8.1%	6.8%	8.8%	8.6%	8.7%
Percentage rents	0.5	0.1	0.5	0.6	0.9	0.5	0.2	0.5
Expense recoveries	4.7	4.6	4.4	4.1	3.9	4.7	4.3	4.0
Mall tenant occupancy costs	14.2%	13.7%	13.7%	12.8%	11.6%	14.0%	13.1%	13.2%
Unconsolidated Joint Ventures:
Minimum rents	9.1%	9.0%	7.7%	7.7%	6.3%	8.5%	8.5%	7.8%
Percentage rents	0.5	0.3	0.5	0.5	0.7	0.5	0.3	0.5
Expense recoveries	4.5	4.3	3.8	4.0	4.0	4.5	4.0	3.7
Mall tenant occupancy costs	14.1%	13.6%	12.0%	12.2%	11.0%	13.5%	12.8%	12.0%
Combined:
Minimum rents	9.0%	9.0%	8.5%	8.0%	6.7%	8.7%	8.6%	8.4%
Percentage rents	0.5	0.2	0.5	0.5	0.9	0.5	0.2	0.5
Expense recoveries	4.7	4.4	4.2	4.2	3.7	4.7	4.2	4.0
Mall tenant occupancy costs	14.2%	13.6%	13.2%	12.7%	11.3%	13.9%	13.0%	12.9%

Results of Operations

In addition to the results and trends in our operations disclosed in the preceding sections, the following sections discuss certain transactions that affected operations in the three and nine month periods ended September 30, 2013 and September 30, 2012, or are expected to impact operations in the future.

U.S. Development

In August 2013, a new outlet center, Taubman Prestige Outlets Chesterfield, opened in the western-St. Louis suburb of Chesterfield. In September 2013, we redeemed our outlet joint venture partner's 10% interest in this business, increasing our ownership to 100%. As part of our ongoing outlet development strategy, we continue to selectively look at outlet sites. We will target projects in markets with high barriers to entry and require significant pre-leasing before we begin construction.

Also in August 2013, we announced plans to move forward with the redevelopment of International Market Place, a 0.4 million square foot center in Waikiki, Honolulu, Hawaii (see "Liquidity and Capital Recourses - Capital Spending - New Developments"). Additionally, our United States development currently includes two projects that are under construction: The Mall at University Town Center and The Mall of San Juan (see "Liquidity and Capital Recourses - Capital Spending - New Developments"). We also have projects under development in Asia (see Taubman Asia below).

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

Also in December 2012, we acquired an additional 25% interest in Waterside Shops, which brought our ownership interest in the center to 50%. The acquisition of the additional interest was accomplished by purchasing an affiliate of Oregon PERS' 50% interest in the center on a pari passu basis with an affiliate of the Forbes Company. The $155 million purchase price for Oregon PERS' interest in the center consisted of $72.5 million of cash and $82.5 million of beneficial interest in debt. Our share of the consideration for the additional interest was $77.5 million, which consisted of cash and beneficial interest in debt of $36.3 million and $41.3 million, respectively. Our share of the difference between the purchase price and the net book value of the additional interest in the Unconsolidated Joint Venture was $52.7 million, which has been preliminarily allocated to land, buildings, improvements, and equipment. In addition, beneficial interest in debt was increased by a $3.9 million purchase accounting premium to record the debt at fair value. The premium is being amortized as a reduction of interest expense over the remaining term of the debt and had a $3.2 million balance at September 30, 2013.

Taubman Asia

In August 2012, IFC Mall opened in Yeouido, South Korea. We provide management and leasing services for the 0.4 million square foot mall. In 2012, we received the second installment of the leasing success fee. In September 2013, we received the final installment.

We have formed a joint venture with Beijing Wangfujing Department Store (Group) Co., Ltd (Wangfujing), one of China's largest department store chains, to build a shopping mall, Zhengzhou Vancouver Times Square, in Zhengzhou, China. As of September 30, 2013, we had invested $38.4 million in the project, after cumulative currency translation adjustments (see "Liquidity and Capital Resources - Capital Spending - New Developments").

We have also formed a joint venture with Wangfujing to own an interest in a shopping center to be located at Xi'an Saigao City Plaza (retail component of Xi'an Saigao City Plaza). As of September 30, 2013, we had invested $54 million in the project, after cumulative currency translation adjustments (see "Liquidity and Capital Resources - Capital Spending - New Developments").

We have invested in a shopping mall project in Hanam, Gyeonggi Province, South Korea (Hanam Union Square) in which we have partnered with Shinsegae Group (Shinsegae), South Korea's largest retailer. As of September 30, 2013, we had invested $91.8 million, after cumulative currency translation adjustments (see "Liquidity and Capital Resources - Capital Spending - New Developments").

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

Debt and Equity Transactions

In October 2013, a $225 million construction financing was completed for The Mall at University Town Center, a 50% owned Unconsolidated Joint Venture (see Liquidity and Capital Resources").

In September 2013, we amended our debt agreement on The Mall at Green Hills (see "Liquidity and Capital Resources").

In September 2013, we began repurchasing common shares under a $200 million share repurchase program (see "Liquidity and Capital Resources").

In July 2013, we completed a 10-year, $85 million non-recourse financing, secured by our leasehold interest in City Creek Center (see "Liquidity and Capital Resources").

In March 2013, we issued 6,800,000 shares or $170 million of 6.25% Series K Cumulative Redeemable Preferred Stock (Series K Preferred Stock). Offering costs of $5.6 million were incurred in connection with this issuance. Net proceeds after offering costs of $164.4 million were used to reduce outstanding borrowings under our revolving lines of credit. During the year, we also refinanced our primary revolving line of credit, as well as completed a 10-year, $225 million non-recourse refinancing on Great Lakes Crossing Outlets (see "Liquidity and Capital Resources").

Center Operations

The NOI of our comparable centers excluding lease cancellation income in the third quarter of 2013 was up 3.2% over the same period in 2012 primarily due to increased rents. For the nine months ended September 30, 2013, NOI excluding lease cancellation income was up 4.0% from the comparable period in 2012. We continue to estimate that NOI growth excluding lease cancellation income is expected to be about 3% for the year.

For the nine months ended September 30, 2013, we recognized our $2.8 million share of lease cancellation income. We now expect our share of lease cancellation income to be about $3 million for 2013. See “General Background and Performance Measurement – Use of Non-GAAP Measures” for the definition and discussion of NOI and see “Reconciliation of Net Income to Net Operating Income.”

Interest Expense

Interest expense is impacted by the capitalization of interest on the costs of our U.S. and Asia development projects. Interest is capitalized based on our average consolidated borrowing rate, which does not reflect the specific source of funds for the costs and is currently greater than our incremental borrowing rate.

Comparison of the Three Months Ended September 30, 2013 to the Three Months Ended September 30, 2012

The following table sets forth operating results for the three months ended September 30, 2013 and September 30, 2012, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

	Three Months Ended		Three Months Ended
	September 30, 2013		September 30, 2012
	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)
	(in millions)
REVENUES:
Minimum rents	$103.5	$42.5	$99.6	$40.0
Percentage rents	7.0	2.1	6.3	2.4
Expense recoveries	67.9	25.7	66.6	26.2
Management, leasing, and development services	8.8		10.2
Other	6.7	1.5	6.8	1.8
Total revenues	$193.9	$71.9	$189.5	$70.4
EXPENSES:
Maintenance, taxes, utilities, and promotion	$55.4	$18.8	$53.3	$18.6
Other operating	19.3	3.4	16.1	3.6
Management, leasing, and development services	1.0		6.2
General and administrative	11.8		9.6
Interest expense	32.5	17.0	34.9	16.6
Depreciation and amortization (2)	41.0	10.1	36.4	9.1
Total expenses	$161.0	$49.3	$156.5	$47.9
Nonoperating income (expense)	(0.5)	—	0.1	—
Income before income tax expense and equity in income of Unconsolidated Joint Ventures	$32.5	$22.6	$33.1	$22.6
Income tax expense	(1.5)		(0.7)
Equity in income of Unconsolidated Joint Ventures (2)	12.2		12.7
Net income	$43.2		$45.1
Net income attributable to noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	(2.2)		(2.1)
Noncontrolling share of income of TRG	(10.3)		(10.2)
Distributions to participating securities of TRG	(0.4)		(0.4)
Preferred stock dividends (3)	(5.8)		(10.7)
Net income attributable to Taubman Centers, Inc. common shareowners	$24.5		$21.7

SUPPLEMENTAL INFORMATION (4):
EBITDA – 100%	$106.0	$49.7	$104.5	$48.3
EBITDA – outside partners' share	(5.7)	(21.7)	(9.3)	(21.5)
Beneficial interest in EBITDA	$100.3	$28.0	$95.2	$26.7
Beneficial interest expense	(30.4)	(9.4)	(30.7)	(8.8)
Beneficial income tax expense - TRG and TCO	(1.5)		(0.7)
Beneficial income tax benefit - TCO	—
Non-real estate depreciation	(0.8)		(0.7)
Preferred dividends and distributions	(5.8)		(10.7)
Funds from Operations contribution	$61.9	$18.6	$52.5	$18.0

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

(3)
Preferred dividends for the three months ended September 30, 2012 included charges of $3.3 million and $3.1 million incurred in connection with the $100 million redemption of the Series G Preferred Stock and the $87 million redemption of the Series H Preferred Stock, respectively.

(4)	See “General Background and Performance Measurement – Use of Non-GAAP Measures” for the definition and discussion of EBITDA and FFO.

(5)	Amounts in this table may not add due to rounding.

Consolidated Businesses

Total revenues for the three months ended September 30, 2013 were $193.9 million, a $4.4 million or 2.3% increase from the comparable period in 2012. Minimum rents increased primarily due to increases in average rent per square foot and average occupancy. Expense recoveries increased primarily due to an increase in recoverable property taxes. Management, leasing, and development income decreased primarily due to the elimination of the third party business of Taubman TCBL and the loss of the Woodfield Mall contract, partially offset by an increase in incentive fees for our leasing of IFC Mall in Seoul, South Korea.

Total expenses for the three months ended September 30, 2013 were $161 million, a $4.5 million or a 2.9% increase from the comparable period in 2012. Maintenance, taxes, utilities, and promotion expense increased primarily due to increased maintenance costs and increased property taxes at certain centers, as well as Chesterfield, which opened in August 2013. Other operating expense increased due an increase in U.S. predevelopment expense, partially offset by the reclassification of certain Asia costs to general and administrative expense (see "Results of Operations - Taubman Asia"). Management, leasing, and development costs decreased primarily due to the elimination of the third party business of Taubman TCBL and the loss of the Woodfield Mall contract. General and administrative expense increased primarily due to the reclassification of certain Asia costs. Interest expense decreased as a result of capitalization of U.S. and Asia development projects and lower borrowings due to the 2012 and 2013 equity offerings, partially offset by interest on borrowings for acquisitions and the financing of City Creek Center. Depreciation expense increased primarily due to the write-off of fixed assets at certain centers and changes in depreciable lives of tenant allowances in connection with early terminations.

Unconsolidated Joint Ventures

Total revenues for the three months ended September 30, 2013 were $71.9 million, up $1.5 million or 2.1% over the comparable period in 2012. Minimum rents increased primarily due to an increase in average rent per square foot.

Total expenses increased by $1.4 million or 2.9%, to $49.3 million for the three months ended September 30, 2013. Depreciation expense increased primarily due to the acquisition of the additional interest in Waterside Shops.

As a result of the foregoing, income of the Unconsolidated Joint Ventures was $22.6 million for both the three months ended September 30, 2013 and 2012. Our equity in income of the Unconsolidated Joint Ventures was $12.2 million, a $0.5 million or 3.9% decrease from the comparable period in 2012.

Net Income

Net income was $43.2 million for the three months ended September 30, 2013 compared to $45.1 million for the three months ended September 30, 2012. After allocation of income to noncontrolling, preferred, and participating interests, the net income attributable to Taubman Centers, Inc. common shareowners for the three months ended September 30, 2013 was $24.5 million compared to $21.7 million in the comparable period in 2012.

FFO and FFO per Share

Our FFO was $80.5 million for the three months ended September 30, 2013 compared to $70.5 million for the three months ended September 30, 2012. FFO per diluted share was $0.89 in 2013 compared to $0.79 in the comparable period in 2012. Adjusted FFO in 2012, which excludes charges upon redemption of the Series G and H Preferred Stock, was $76.9 million, or $0.86 per diluted share. See “General Background and Performance Measurement – Use of Non-GAAP Measures” for the definition of FFO and “Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations.”

Comparison of the Nine Months Ended September 30, 2013 to the Nine Months Ended September 30, 2012

The following table sets forth operating results for the nine months ended September 30, 2013 and September 30, 2012, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

	Nine Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2012
	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)
	(in millions)
REVENUES:
Minimum rents	$309.0	$124.7	$292.2	$119.2
Percentage rents	13.7	5.8	12.8	5.8
Expense recoveries	197.5	73.9	185.3	72.6
Management, leasing, and development services	14.0		27.4
Other	21.1	4.8	20.5	4.9
Total revenues	$555.4	$209.2	$538.3	$202.5

EXPENSES:
Maintenance, taxes, utilities, and promotion	$154.7	$54.0	$143.9	$52.2
Other operating	54.0	11.6	52.4	11.5
Management, leasing, and development services	4.2		21.7
General and administrative	36.7		28.0
Interest expense	99.6	51.0	109.1	48.1
Depreciation and amortization (2)	116.3	29.3	109.1	26.7
Total expenses	$465.3	$145.9	$464.1	$138.5
Nonoperating income	1.8		0.3
Income before income tax expense and equity in income of Unconsolidated Joint Ventures	$91.9	$63.2	$74.4	$64.1
Income tax expense	(2.7)		(1.4)
Equity in income of Unconsolidated Joint Ventures (2)	34.0		35.7
Net income	$123.2		$108.7
Net income attributable to noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	(6.8)		(6.8)
Noncontrolling share of income of TRG	(29.9)		(27.1)
Distributions to participating securities of TRG	(1.3)		(1.2)
Preferred stock dividends (3)	(15.1)		(18.0)
Net income attributable to Taubman Centers, Inc. common shareowners	$70.1		$55.6

SUPPLEMENTAL INFORMATION (4):
EBITDA – 100%	$307.7	$143.5	$292.6	$138.9
EBITDA – outside partners' share	(17.1)	(62.8)	(27.1)	(62.3)
Beneficial interest in EBITDA	$290.7	$80.8	$265.5	$76.6
Beneficial interest expense	(93.0)	(28.2)	(96.5)	(25.1)
Beneficial income tax expense - TRG and TCO	(2.7)		(1.4)
Beneficial income tax expense - TCO	0.1
Non-real estate depreciation	(2.2)		(2.0)
Preferred dividends and distributions	(15.1)		(18.0)
Funds from Operations contribution	$177.6	$52.6	$147.6	$51.5
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
(2) Amortization of our additional basis in the Operating Partnership included in depreciation and amortization was $3.7 million in 2013 and 2012. Also, amortization of our additional basis included in equity in income of Unconsolidated Joint Ventures was $1.5 million in 2013 and 2012.
(3) Preferred dividends for the nine months ended September 30, 2012 included charges of $3.3 million and $3.1 million incurred in connection with the $100 million redemption of the Series G Preferred Stock and the $87 million redemption of the Series H Preferred Stock, respectively.
(4) See “General Background and Performance Measurement – Use of Non-GAAP Measures” for the definition and discussion of EBITDA and FFO.
(5) Amounts in this table may not add due to rounding.

Consolidated Businesses

Total revenues for the nine months ended September 30, 2013 were $555.4 million, a $17.1 million or 3.2% increase from the comparable period in 2012. Minimum rents increased primarily due to increases in average rent per square foot and average occupancy, as well as City Creek Center, which opened in March 2012. Expense recoveries increased due to an increase in fixed CAM revenue, City Creek Center, and an increase in recoverable property taxes. Management, leasing, and development income decreased primarily due to the elimination of the third party business of Taubman TCBL, a decrease in reimbursable costs, and the loss of the Woodfield Mall contract, partially offset by an increase in incentive fees for our leasing of IFC Mall in Seoul, South Korea. We now expect net management, leasing, and development income to be modestly over $10 million in 2013.

Total expenses for the nine months ended September 30, 2013 were $465.3 million, a $1.2 million or 0.3% increase from the comparable period in 2012. Maintenance, taxes, utilities, and promotion expense increased due to increased maintenance costs at certain centers, City Creek Center and property taxes at certain centers. Other operating expense increased primarily due to an increase in U.S. predevelopment expense and City Creek Center, partially offset by the reclassification of certain Asia costs to general and administrative expense (see "Results of Operations - Taubman Asia"). In 2013, we continue to expect our share of pre-development expenses, including both U.S. and Asia, to be about $11 million. Management, leasing, and development costs decreased primarily due to the elimination of the third party business of Taubman TCBL, a decrease in reimbursable costs, and the loss of the Woodfield Mall contract. General and administrative expense increased primarily due to the reclassification of certain Asia costs. We expect our quarterly general and administrative expense, including U.S. and Asia, to average about $12 million to $13 million. Interest expense decreased due to the 2012 and 2013 equity offerings, capitalization of U.S. and Asia development projects, and payment of installment notes. These decreases in interest expense were partially offset by interest on borrowings for our acquisitions, the financing of City Creek Center, and the write-off of original deferred financing costs upon the refinancing of our primary revolving line of credit. Depreciation expense increased primarily due to the write-off of fixed assets at certain centers and changes in depreciable lives of tenant allowances in connection with early terminations.

Nonoperating income increased by $1.5 million in 2013 due to a gain on the sale of marketable securities as well as a gain on the sale of peripheral land. We are not expecting any further peripheral land sales in 2013.

Unconsolidated Joint Ventures

Total revenues for the nine months ended September 30, 2013 were $209.2 million, up $6.7 million or 3.3% over the comparable period in 2012. Minimum rents increased primarily due to an increase in average rent per square foot, partially offset by a decrease in average occupancy. Expense recoveries increased due to an increase in recoverable property taxes and increased fixed CAM revenue.

Total expenses increased by $7.4 million or 5.3%, to $145.9 million for the nine months ended September 30, 2013. Maintenance, taxes, utilities, and promotion expense increased primarily due to increased property taxes, maintenance costs, and promotion costs at certain centers. Interest expense increased due to excess proceeds received from the refinancings at The Mall at Millenia, Westfarms, and Sunvalley, partially offset by the favorable rates received on the refinancings. Depreciation expense increased primarily due to the depreciation of abandoned fixed assets at certain centers and the acquisition of the additional interest in Waterside Shops.

As a result of the foregoing, income of the Unconsolidated Joint Ventures decreased by $0.9 million or 1.4% to $63.2 million for the nine months ended September 30, 2013. Our equity in income of the Unconsolidated Joint Ventures was $34 million, a $1.7 million or 4.8% decrease from the comparable period in 2012.

Net Income

Net income was $123.2 million for the nine months ended September 30, 2013 compared to $108.7 million for the nine months ended September 30, 2012. After allocation of income to noncontrolling, preferred, and participating interests, the net income attributable to Taubman Centers, Inc. common shareowners for the nine months ended September 30, 2013 was $70.1 million compared to $55.6 million in the comparable period in 2012.

FFO and FFO per Share

Our FFO was $230.2 million for the nine months ended September 30, 2013 compared to $199.1 million for the nine months ended September 30, 2012. FFO per diluted share was $2.53 in 2013 compared to $2.26 in the comparable period in 2012. Adjusted FFO in 2012, which excludes charges upon redemption of the Series G and H Preferred Stock, was $205.6 million, or $2.33 per diluted share. See “General Background and Performance Measurement – Use of Non-GAAP Measures” for the definition of FFO and “Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations.”

Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations

	Three Months Ended September 30
	2013			2012
	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit
Net income attributable to TCO common shareowners – Basic	$24.5	63,753,748	$0.38	$21.7	60,571,612	$0.36
Add impact of share-based compensation	0.1	937,161		0.2	1,453,710
Net income attributable to TCO common shareowners – Diluted	$24.6	64,690,909	$0.38	$21.9	62,025,322	$0.35
Add depreciation of TCO’s additional basis	1.7		0.03	1.7		0.03
Less TCO's additional income tax benefit	—		—
Net income attributable to TCO common shareowners, excluding step-up depreciation and additional income tax benefit	$26.3	64,690,909	$0.41	$23.6	62,025,322	$0.38
Add:
Noncontrolling share of income of TRG	10.3	25,179,478		10.2	26,422,911
Distributions to participating securities of TRG	0.4	871,262		0.4	871,262
Net income attributable to partnership unitholders and participating securities	$37.1	90,741,649	$0.41	$34.2	89,319,495	$0.38
Add (less) depreciation and amortization (1):
Consolidated businesses at 100%	41.0		0.45	36.4		0.41
Depreciation of TCO’s additional basis	(1.7)		(0.02)	(1.7)		(0.02)
Noncontrolling partners in consolidated joint ventures	(1.3)		(0.01)	(2.9)		(0.03)
Share of Unconsolidated Joint Ventures	6.4		0.07	5.3		0.06
Non-real estate depreciation	(0.8)		(0.01)	(0.7)		(0.01)
Less impact of share-based compensation	(0.1)		—	(0.2)		—
Funds from Operations	$80.5	90,741,649	$0.89	$70.5	89,319,495	$0.79
TCO's average ownership percentage of TRG	71.7%			69.6%
Funds from Operations attributable to TCO, excluding additional income tax benefit	$57.7		$0.89	$49.1		$0.79
Add TCO's additional income tax benefit	—		—
Funds from Operations attributable to TCO	$57.7		$0.89	$49.1		$0.79

Funds from Operations	$80.5	90,741,649	$0.89	$70.5	89,319,495	$0.79
Charge upon redemption of Series G and H Preferred Stock				6.4		0.07
Adjusted Funds from Operations	$80.5	90,741,649	$0.89	$76.9	89,319,495	$0.86
TCO's average ownership percentage of TRG	71.7%			69.6%
Adjusted Funds from Operations attributable to TCO, excluding additional income tax benefit	$57.7		$0.89	$53.5		$0.86
Add TCO's additional income tax benefit	—		—
Adjusted Funds from Operations attributable to TCO	$57.7		$0.89	$53.5		$0.86

(1)	Depreciation included $4.6 million and $4.9 million of mall tenant allowance amortization for the three months ended September 30, 2013 and 2012, respectively.

(2)	Amounts in this table may not recalculate due to rounding.

Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations

	Nine Months Ended September 30
	2013			2012
	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit
Net income attributable to TCO common shareowners – Basic	$70.1	63,653,155	$1.10	$55.6	59,207,828	$0.94
Add impact of share-based compensation	0.4	1,049,493		0.5	1,508,690
Net income attributable to TCO common shareowners – Diluted	$70.4	64,702,648	$1.09	$56.1	60,716,518	$0.92
Add depreciation of TCO’s additional basis	5.2		0.08	5.2		0.08
Add TCO's additional income tax expense	0.1
Net income attributable to TCO common shareowners, excluding step-up depreciation and additional income tax expense	$75.7	64,702,648	$1.17	$61.2	60,716,518	$1.01
Add:
Noncontrolling share of income of TRG	29.9	25,250,079		27.1	26,447,257
Distributions to participating securities of TRG	1.3	871,262		1.2	871,262
Net income attributable to partnership unitholders and participating securities	$106.9	90,823,989	$1.18	$89.5	88,035,037	$1.02
Add (less) depreciation and amortization (1):
Consolidated businesses at 100%	116.3		1.28	109.1		1.24
Depreciation of TCO’s additional basis	(5.2)		(0.06)	(5.2)		(0.06)
Noncontrolling partners in consolidated joint ventures	(3.8)		(0.04)	(7.7)		(0.09)
Share of Unconsolidated Joint Ventures	18.5		0.20	15.8		0.18
Non-real estate depreciation	(2.2)		(0.02)	(2.0)		(0.02)
Less impact of share-based compensation	(0.4)		—	(0.5)		(0.01)
Funds from Operations	$230.2	90,823,989	$2.53	$199.1	88,035,037	$2.26
TCO's average ownership percentage of TRG	71.6%			69.1%
Funds from Operations attributable to TCO, excluding additional income tax expense	$164.8		$2.53	$137.7		$2.26
Less TCO's additional income tax expense	(0.1)		—
Funds from Operations attributable to TCO	$164.7		$2.53	$137.7		$2.26

Funds from Operations	$230.2	90,823,989	$2.53	$199.1	88,035,037	$2.26
Charge upon redemption of Series G and H Preferred Stock				6.4		0.07
Adjusted Funds from Operations	$230.2	90,823,989	$2.53	$205.6	88,035,037	$2.33
TCO's average ownership percentage of TRG	71.6%			69.1%
Adjusted Funds from Operations attributable to TCO	$164.8		$2.53	$142.1		$2.33
Less TCO's additional income tax expense	(0.1)
Funds from Operations attributable to TCO	$164.7		$2.53	$142.1		$2.33

(1)	Depreciation included $13.9 million and $15.1 million of mall tenant allowance amortization for the nine months ended September 30, 2013 and 2012, respectively.

(2)	Amounts in this table may not recalculate due to rounding.

Reconciliation of Net Income to Beneficial Interest in EBITDA

	Three Months Ended September 30		Nine Months Ended September 30
	(in millions)
	2013	2012	2013	2012
Net income	$43.2	$45.1	$123.2	$108.7

Add (less) depreciation and amortization:
Consolidated businesses at 100%	41.0	36.4	116.3	109.1
Noncontrolling partners in consolidated joint ventures	(1.3)	(2.9)	(3.8)	(7.7)
Share of Unconsolidated Joint Ventures	6.4	5.3	18.5	15.8

Add (less) interest expense and income tax expense:
Interest expense:
Consolidated businesses at 100%	32.5	34.9	99.6	109.1
Noncontrolling partners in consolidated joint ventures	(2.2)	(4.2)	(6.5)	(12.6)
Share of Unconsolidated Joint Ventures	9.4	8.8	28.2	25.1
Share of income tax expense	1.5	0.7	2.7	1.4

Less noncontrolling share of income of consolidated joint ventures	(2.2)	(2.1)	(6.8)	(6.8)

Beneficial interest in EBITDA	$128.3	$122.0	$371.4	$342.1

TCO's average ownership percentage of TRG	71.7%	69.6%	71.6%	69.1%

Beneficial interest in EBITDA attributable to TCO	$92.0	$84.9	$265.9	$236.5

(1)	Amounts in this table may not add due to rounding.

Reconciliation of Net Income to Net Operating Income

	Three Months Ended September 30		Nine Months Ended September 30
	(in millions)
	2013	2012	2013	2012
Net income	$43.2	$45.1	$123.2	$108.7
Add (less) depreciation and amortization:
Consolidated businesses at 100%	41.0	36.4	116.3	109.1
Noncontrolling partners in consolidated joint ventures	(1.3)	(2.9)	(3.8)	(7.7)
Share of Unconsolidated Joint Ventures	6.4	5.3	18.5	15.8
Add (less) interest expense and income tax expense:
Interest expense:
Consolidated businesses at 100%	32.5	34.9	99.6	109.1
Noncontrolling partners in consolidated joint ventures	(2.2)	(4.2)	(6.5)	(12.6)
Share of Unconsolidated Joint Ventures	9.4	8.8	28.2	25.1
Share of income tax expense	1.5	0.7	2.7	1.4
Less noncontrolling share of income of consolidated joint ventures	(2.2)	(2.1)	(6.8)	(6.8)
Add EBITDA attributable to outside partners:
EBITDA attributable to noncontrolling partners in consolidated joint ventures	5.7	9.3	17.1	27.1
EBITDA attributable to outside partners in Unconsolidated Joint Ventures	21.7	21.5	62.8	62.3
EBITDA at 100%	$155.7	$152.8	$451.3	$431.5
Add (less) items excluded from shopping center Net Operating Income:
General and administrative expenses	11.8	9.6	36.7	28.0
Management, leasing, and development services, net	(7.7)	(4.1)	(9.8)	(5.8)
Gain on sale of peripheral land			(0.9)
Interest income	—	(0.1)	(0.1)	(0.3)
Nonoperating expense	0.5		0.5
Gain on sale of marketable securities			(1.3)
Straight-line of rents	(1.7)	(2.1)	(4.3)	(4.5)
Non-center specific operating expenses and other	8.0	6.4	18.8	21.8
Net Operating Income at 100% - all centers	$166.5	$162.5	$490.8	$470.7
Less - Net Operating Income of non-comparable centers (1)	(1.8)	(2.5)	(7.3)	(5.8)
Net Operating Income at 100% - comparable centers	$164.7	$160.0	$483.5	$464.9
Lease cancellation income	(0.7)	(1.1)	(3.0)	(3.0)
Net Operating Income at 100% excluding lease cancellation income (2)	$164.0	$158.9	$480.5	$461.8

(1)	Includes City Creek Center and Chesterfield.

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

We are primarily financed with property-specific secured debt and we have six unencumbered center properties. The entities that own Dolphin Mall, Fairlane Town Center, Twelve Oaks Mall, and Willow Bend are guarantors under our unsecured primary revolving credit facility and are currently unencumbered assets under the facility. Any of the assets may be removed from the facility unencumbered asset pool and encumbered upon notice to lender that there is no default and the required covenant calculations are met on a pro forma basis. Additionally, Chesterfield and Stamford Town Center, a 50% owned Unconsolidated Joint Venture property, are unencumbered.

As of September 30, 2013, we had a consolidated cash balance of $32.4 million. We also have an unsecured revolving line of credit of $1.1 billion and a secured revolving line of credit of $65 million. The availability under these facilities as of September 30, 2013, after considering then outstanding loan balances and outstanding letters of credit, was $863 million. Sixteen banks participate in our $1.1 billion revolving line of credit and the failure of one bank to fund a draw on our line does not negate the obligation of the other banks to fund their pro-rata shares. The unsecured line includes an accordion feature that would increase the borrowing capacity to as much as $1.5 billion if fully exercised. The line matures in March 2017, with a one-year extension option. The facility bears interest at a range based on our total leverage ratio. As of September 30, 2013, the leverage ratio resulted in a rate of LIBOR plus 1.45%.

In the fourth quarter of 2013, we expect to prepay our loan on Beverly Center, which matures in 2014, with the proceeds from an unsecured term loan of at least $400 million that is expected to mature in February 2019. The unsecured term loan is expected to have a rate that compares favorably to our current $1.1 billion revolving line of credit, as well as similar covenants to it. Any additional proceeds will be used to reduce our balances outstanding on our revolving lines of credit.

In October 2013, a $225 million construction financing was completed for The Mall at University Town Center, a 50% owned Unconsolidated Joint Venture. The construction facility is interest only during the initial three-year term at LIBOR plus 1.70%, which decreases to LIBOR plus 1.60% upon the center achieving certain performance measures. The loan has four one-year extension options. During the extension period, debt service payments also include principal payments based on an assumed interest rate of 6.0% and a 30-year amortization period.

The $105.6 million loan on The Mall at Green Hills matures in December 2013. In September 2013, we amended our debt agreement to decrease the interest on the loan from a 6.89% stated rate to LIBOR plus 1.85% until maturity. The loan is prepayable at any time without penalty. We plan to refinance the loan prior to maturity with a five year, $150 million loan, which is anticipated to bear interest at LIBOR plus 1.60%. The new loan is expected to have a one-year extension option.

In August 2013, our Board of Directors authorized a share repurchase program under which we may repurchase up to $200 million of our outstanding common stock. We plan to repurchase shares from time to time on the open market or in privately negotiated transactions or otherwise, depending on market prices and other conditions. Purchases of common stock are financed with general corporate funds, and, depending on the amount of purchases and other factors, our revolving lines of credit. During the third quarter of 2013, we repurchased 313,042 shares of our common stock at an average price of $67.68 per share, for a total of $21.2 million under the authorization. All shares repurchased have been cancelled. For each share of our stock repurchased, an equal number of our Operating Partnership units are redeemed. As of September 30, 2013, $178.8 million remained of the August 2013 authorization.

In July 2013, we completed a 10-year, $85 million non-recourse financing, secured by our leasehold interest in City Creek Center.  The payments on the loan, which bears interest at an all-in fixed annual rate of 4.43%, are based on amortizing principal over 30 years. The proceeds, net of fees, were used to pay down our revolving lines of credit. We have provided a limited guarantee of the repayment of the loan, which could be triggered only upon a decline in center occupancy to a level that we believe is remote.

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

Summaries of Capital Activities and Transactions for the Nine Months Ended September 30, 2013 and 2012

Operating Activities

Our net cash provided by operating activities was $269.1 million in 2013, compared to $244.9 million in 2012. See also “Results of Operations” for descriptions of 2013 and 2012 transactions affecting operating cash flows.

Investing Activities

Net cash used in investing activities was $288.5 million in 2013, compared to $189.7 million provided by investing activities in 2012. Additions to properties in 2013 related primarily to the costs of new centers under development as well as capital and tenant improvements at existing centers. Additions to properties in 2012 related primarily to the $75 million paid upon the opening of City Creek Center, costs of the new centers under development, tenant improvements at existing centers, and other capital items. A tabular presentation of 2013 capital spending is shown in “Capital Spending”.

Proceeds from the sale of marketable securities were $2.5 million in 2013. Repayments of notes receivable were $0.5 million and $5.8 million in 2013 and 2012, respectively. Issuance of notes receivable were $1.5 million in 2013. Net cash proceeds from the sale of peripheral land were $6.9 million in 2013. There were no peripheral land sales in 2012. The timing of peripheral land sales is variable and proceeds from peripheral land sales can vary significantly from period to period. Collection of the remaining consideration from the sale of assets of the Taubman TCBL business provided $12.9 million in 2013. Restricted cash in 2012 was used to repay the $281.5 million of installment notes that were issued as part of the consideration for acquired centers in 2011.

Contributions to Unconsolidated Joint Ventures in 2013 of $120.7 million primarily consisted of funding of our University Town Center and Taubman Asia project costs (see "Capital Spending - New Developments"). In 2012, we contributed $48.9 million primarily for funding of our Taubman Asia project costs. Distributions in excess of income from Unconsolidated Joint Ventures provided $3.9 million and $145.4 million in 2013 and 2012, respectively. The amount in 2012 included $110 million of excess proceeds from the Westfarms refinancing which was used to pay down our revolving lines of credit.

Financing Activities

Net cash provided by financing activities was $19.7 million in 2013 compared to $429.4 million used by financing activities in 2012. Proceeds from the issuance of debt, net of payments of debt and issuance costs, were $31.8 million in 2013. Payments of debt were $204.7 million in 2012. Installment notes issued in connection with the acquisitions of centers in 2011 were repaid in February 2012.

In 2013, $21.2 million was paid to repurchase common stock. In 2012, we received $208.9 million from issuing new shares of common stock, net of offering costs. In 2013, $3.4 million was paid in connection with incentive plans, compared to $10.1 million in 2012. In 2013, net proceeds of $164.4 million, after offering costs, were received from the issuance of the Series K Preferred Stock. In 2012, we used the $186.2 million of net proceeds from the issuance of Series J Preferred Stock to redeem the $187.0 million series G and H Preferred Stock.

In 2013, $1.1 million was used to redeem the ownership interest of the outlet joint venture partner. Contributions from noncontrolling interests were $4.7 million in 2013 compared to $4.2 million in 2012. Total dividends and distributions paid were $155.6 million and $145.4 million in 2013 and 2012, respectively.

Beneficial Interest in Debt

At September 30, 2013, the Operating Partnership's debt and its beneficial interest in the debt of its Consolidated Businesses and Unconsolidated Joint Ventures totaled $3,654.8 million, with an average interest rate of 4.52% excluding amortization of debt issuance costs and interest rate hedging costs. These costs are reported as interest expense in the results of operations. Interest expense includes non-cash amortization of premiums relating to acquisitions. On an annualized basis, this amortization of acquisition premiums is equal to 0.12% of the average all-in rate. Beneficial interest in debt includes debt used to fund development and expansion costs. Beneficial interest in construction work in progress totaled $431 million as of September 30, 2013, which included $374 million of assets on which interest is being capitalized. The following table presents information about our beneficial interest in debt as of September 30, 2013:

	Amount	Interest Rate Including Spread
	(in millions)
Fixed rate debt	$2,991.7	4.97%	(1)	(3)
Floating rate debt swapped to fixed rate:
Swapped through April 2018	137.5	4.10%
Swapped through August 2020	123.1	4.99%
	$260.6	4.52%	(1)

Floating month to month	402.5	1.20%	(1)	(3)
Total floating rate debt	$663.1	2.51%	(1)

Total beneficial interest in debt	$3,654.8	4.52%	(1)

Amortization of financing costs (2)		0.18%
Average all-in rate		4.71%

(1)	Represents weighted average interest rate before amortization of financing costs.

(2)	Financing costs include debt issuance costs and costs related to interest rate agreements of certain fixed rate debt.

(3)	Includes non-cash amortization of premiums related to acquisitions.

(4)	Amounts in table may not add due to rounding.

Sensitivity Analysis

We have exposure to interest rate risk on our debt obligations and interest rate instruments. We use derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. We routinely use cap, swap, and treasury lock agreements to meet these objectives. Based on the Operating Partnership's beneficial interest in floating rate debt in effect at September 30, 2013, a one percent increase on this floating rate debt would decrease cash flows by approximately $4 million, and due to the effect of capitalized interest, decrease annual earnings by approximately $3.6 million. A one percent decrease in interest rates (or to zero percent for LIBOR rates that are below one percent) would increase cash flows by approximately $0.7 million and annual earnings by approximately $0.6 million. Based on our consolidated debt and interest rates in effect at September 30, 2013, a one percent increase in interest rates would decrease the fair value of debt by approximately $76 million, while a one percent decrease in interest rates would increase the fair value of debt by approximately $80.4 million.

Loan Commitments and Guarantees

Certain loan agreements contain various restrictive covenants, including the following corporate covenants on our primary revolving line of credit: a minimum net worth requirement, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum recourse secured debt ratio, and a maximum payout ratio. In addition, our primary revolving line of credit has unencumbered pool covenants, which currently apply to Dolphin Mall, Fairlane Town Center, Twelve Oaks Mall, and The Shops at Willow Bend on a combined basis. These covenants include a minimum number and minimum value of eligible unencumbered assets, a maximum unencumbered leverage ratio, a minimum unencumbered interest coverage ratio, and a minimum unencumbered asset occupancy ratio. The corporate maximum secured leverage ratio is the most restrictive covenant for our primary revolving line of credit. We were in compliance with all of our covenants and loan obligations as of September 30, 2013. The maximum payout ratio covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain our tax status, pay preferred distributions, and for distributions related to the sale of certain assets.

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

Capital Spending

New Developments

Our United States development currently includes two projects that are under construction: The Mall at University Town Center and The Mall of San Juan. In addition, we are working on a third project in Waikiki, Honolulu, Hawaii. We have also made initial investments in three projects in Asia: Xi'an Saigao City Plaza, Hanam Union Square, and Zhengzhou Vancouver Times Square. Internally generated funds, excess proceeds from refinancings of maturing debt obligations, and borrowings under our revolving lines of credit would be sufficient to finance the anticipated costs of these projects, but we also expect construction loan financing to be available in addition to the construction loan on University Town Center.

Taubman Prestige Outlets Chesterfield, a new outlet center located in the western-St. Louis suburb of Chesterfield, opened in August 2013 (see "Results of Operations").

In Sarasota, Florida, The Mall at University Town Center is under construction and we are funding our 50% share of the project. We will be responsible for management, leasing, and development of the center. The 0.9 million square foot center will be anchored by Saks Fifth Avenue, Macy's, and Dillard's, and is expected to open in October 2014. We expect an 8% to 8.5% unlevered return on our share of the approximately $315 million total project cost. See "Liquidity and Capital Resources" for further information regarding the construction financing on this center.

The Mall of San Juan, part of a mixed use development featuring a hotel, casino, and retail, is under construction in San Juan, Puerto Rico. The 0.7 million square foot of retail will be anchored by the Caribbean's first Nordstrom and Saks Fifth Avenue. We expect a March 2015 opening. We will be responsible for management, leasing, and development of the retail portion of the center. We have an 80% interest in the retail portion of the project and are now expecting a 7.75% to 8% after-tax unlevered return on our share of the approximately $475 million total project cost. This return and estimated total project cost were recently revised. We now expect our total projects costs to increase to $475 million due to higher building costs and other costs necessary to maintain the construction schedule.

In August 2013, we announced plans to move forward with the redevelopment of International Market Place, a 0.4 million square foot center, in Waikiki, Honolulu, Hawaii. We will be responsible for management, leasing, and development of the center. The center will be anchored by the only full-line Saks Fifth Avenue in Hawaii. We expect to begin construction in early 2014 with an opening in spring 2016. We have a 93.5% interest in the project and are funding all construction costs. We expect an 8% to 8.5% return on our share of the approximately $400 million total project cost. This project is subject to a participating ground lease.

In 2012, we formed a joint-venture with Beijing Wangfujing Department Store (Group) Co., Ltd (Wangfujing), one of China's largest department store chains. The joint venture will own a 60% controlling interest in and manage a shopping center to be located at Xi'an Saigao City Plaza, a large-scale mixed-use development in Xi'an, China. It is scheduled to open in late 2015 and is part of a 5.9 million square foot mixed-use project. We are investing in the retail portion only, which will be over 1.0 million square feet with over half of that in mall specialty stores. We had invested $54 million, including cumulative currency translation adjustments, in the project as of September 30, 2013. Our total anticipated investment will be approximately $115 million for a 30% equity interest. We are expecting a 6% to 6.5% unlevered return at stabilization. Sales growth rates are expected to be in excess of 10%.

In 2013, we formed a second joint venture with Wangfujing that owns a majority interest and will manage a shopping center to be located in Zhengzhou, China. Currently under construction, the approximately 1.0 million square foot shopping mall, Zhengzhou Vancouver Times Square, is scheduled to open in late 2015. We had invested $38.4 million, including cumulative currency translation adjustments, in the project as of September 30, 2013. Our total anticipated investment will be approximately $115 million for a 32% equity interest. We are expecting a 6% to 6.5% unlevered return at stabilization.

Combined with shorter lease terms than the U.S., returns on our investments in China are expected to equal those earned in the U.S. by the seventh or eighth year.

We have invested in a 1.7 million square foot shopping mall project in Hanam, Gyeonggi Province, South Korea (Hanam Union Square) in which Taubman Asia has partnered with Shinsegae Group (Shinsegae), South Korea's largest retailer. The center is scheduled to open in late 2016. As of September 30, 2013, we had invested $91.8 million, including cumulative currency translation adjustments, in the project. Our total anticipated investment including capitalized interest will be about $330 million for a 30% equity interest in the retail portion of the project. We are considering bringing in a financial partner for as much as 50% of our share. We are expecting a 7% to 7.5% unlevered return at stabilization.

2013 Capital Spending

Capital spending for routine maintenance of the shopping centers is generally recovered from tenants. Capital spending through September 30, 2013, is summarized in the following table:

	2013 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
New development projects - U.S. (2)	$139.4	$127.5	$141.3	$69.9
New development projects - Asia (3) (4)			54.6	54.6
Existing centers:
Projects with incremental GLA or anchor replacement	1.6	1.6
Projects with no incremental GLA and other	10.9	10.0	5.4	2.8
Mall tenant allowances	8.4	8.3	6.4	3.5
Asset replacement costs recoverable from tenants	24.7	19.5	11.7	7.6
Corporate office improvements, technology, equipment, and other	4.5	4.5
Total	$189.6	$171.4	$219.4	$138.4

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

(2)	Includes costs related to The Mall of San Juan, Taubman Prestige Outlets Chesterfield, International Market Place, and The Mall at University Town Center.

(3)
Includes costs related to the retail component of Xi'an Saigao City Plaza, Hanam Union Square, and Zhengzhou Vancouver Times Square. Asia spending is included at our beneficial interest in both the Unconsolidated Joint Ventures and Beneficial Interest in Unconsolidated Joint Ventures columns.

(4)	Asia costs exclude $1.3 million in net favorable currency translation adjustments.

(5)	Amounts in this table may not add due to rounding.

For the nine months ended September 30, 2013, in addition to the costs above, we incurred our $7.4 million share of Consolidated Businesses’ and $4 million share of Unconsolidated Joint Ventures’ capitalized leasing costs.

The following table presents a reconciliation of the Consolidated Businesses’ capital spending shown above (on an accrual basis) to additions to properties (on a cash basis) as presented in our Consolidated Statement of Cash Flows for the nine months ended September 30, 2013:

(in millions)
Consolidated Businesses’ capital spending	$189.6
Differences between cash and accrual basis and other	3.4
Additions to properties	$193.0

Planned 2013 Capital Spending

The following table summarizes planned capital spending for 2013, including actual spending through September 30, 2013 and anticipated spending for the remainder of the year:

	2013 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
New development projects - U.S. (2)	$203.4	$181.4	$169.7	$84.7
New development projects - Asia (3)(4)			101.9	101.9
Existing centers:
Projects with incremental GLA or anchor replacement	4.2	3.5
Projects with no incremental GLA and other	13.6	12.5	17.4	8.7
Mall tenant allowances	20.7	20.0	8.7	4.7
Asset replacement costs recoverable from tenants	38.4	27.1	13.3	9.4
Corporate office improvements, technology, equipment, and other	5.6	5.6
Total	$285.9	$250.2	$311.0	$209.5

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

(2)	Includes costs related to The Mall at San Juan, Taubman Prestige Outlets Chesterfield, International Market Place, and The Mall at University Town Center.

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

We anticipate that our share of costs incurred for new center U.S. and Asia development projects included in the table above will be $480 million, $470 million, and $120 million for 2014, 2015, and 2016, respectively.

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

On August 26, 2013, we declared a quarterly dividend of $0.50 per common share, $0.40625 per share on our 6.5% Series J Preferred Stock, and $0.390625 per share on our 6.25% Series K Preferred Stock, which was paid on September 30, 2013 to shareowners of record on September 16, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in this report at Item 2 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sensitivity Analysis.”

Item 4.	Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to “Note 10 – Commitments and Contingencies” to our consolidated financial statements relating to the restaurant owners at The Pier Shops litigation. There were no material developments regarding these matters during the quarter ended September 30, 2013.

Item 1 A.	Risk Factors

There were no material changes in our risk factors previously disclosed in Part I, Item 1A. of our Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

July 2013	—	$—	—	$—

August 2013	—	—	—	200,000,000

September 2013	313,042	$67.68	313,042	178,814,396

Total	313,042		313,042	$178,814,396

In August 2013, the Company’s Board of Directors authorized a share repurchase program under which the Company may repurchase up to $200 million of its outstanding common stock on the open market or in privately negotiated transactions or otherwise. During the three months ended September 30, 2013, the Company repurchased 313,042 shares of our common stock on the open market at an average price of $67.68 per share, for a total of $21.2 million under the authorization. All shares repurchased have been cancelled. For each share of stock repurchased, an equal number of Operating Partnership units were redeemed. Repurchases of common stock were financed through general corporate funds, including borrowings under existing lines of credit.

The restrictions on our ability to pay dividends on our common stock are set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Dividends".

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

TAUBMAN CENTERS, INC.
Date:	October 29, 2013	By: /s/ Lisa A. Payne
Lisa A. Payne
Vice Chairman, Chief Financial Officer, and Director (Principal Financial Officer)