Form 10-K
period 2013-12-31
TAUBMAN CENTERS INC
filed 2014-02-26
CIK 890319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________
Commission File No. 1-11530

TAUBMAN CENTERS, INC.
(Exact name of registrant as specified in its charter)

Michigan	38-2033632
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 East Long Lake Road, Suite 300, Bloomfield Hills, Michigan	48304-2324
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code:	(248) 258-6800

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Common Stock,	New York Stock Exchange
$0.01 Par Value

6.5% Series J Cumulative	New York Stock Exchange
Redeemable Preferred Stock,
No Par Value

6.25% Series K Cumulative	New York Stock Exchange
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒ No

The aggregate market value of the 62,220,369 shares of Common Stock held by non-affiliates of the registrant as of June 30, 2013 was $4.7 billion, based upon the closing price of $75.15 per share on the New York Stock Exchange composite tape on June 28, 2013. (For this computation, the registrant has excluded the market value of all shares of its Common Stock held by directors of the registrant and certain other shareholders; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.)  As of February 25, 2014, there were outstanding 63,127,287 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders meeting to be held in 2014 are incorporated by reference into Part III.

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

We own, lease, acquire, dispose of, develop, expand, and manage regional and super-regional shopping centers and interests therein. Our owned portfolio as of December 31, 2013 consisted of 25 urban and suburban shopping centers in 13 states. In January 2014, we disposed of our ownership interest in Arizona Mills, our only shopping center in the state of Arizona, reducing our current portfolio to 24 centers. The Consolidated Businesses consist of shopping centers and entities that are controlled by ownership or contractual agreements, The Taubman Company LLC (Manager), and Taubman Properties Asia LLC and its subsidiaries (Taubman Asia). Shopping centers owned through joint ventures that are not controlled by us but over which we have significant influence (Unconsolidated Joint Ventures) are accounted for under the equity method. See the table on pages 22 and 23 of this report for information regarding the centers. In January 2014, we sold a total of 49.9% of our interests in the entity that owns International Plaza as well as certain governance rights in the center. Following the disposition, this center will be accounted for as an equity method investment along with our other Unconsolidated Joint Ventures.

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

Recent Developments

For a discussion of business developments that occurred in 2013, see "Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)."

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

Business of the Company

We are engaged in the ownership, leasing, acquisition, disposition, development, expansion, and management of regional shopping centers and interests therein. We owned interests in 25 centers as of December 31, 2013.

The centers:

•
are strategically located in major metropolitan areas, many in communities that are among the most affluent in the country, including Charlotte, Dallas, Denver, Detroit, Los Angeles, Miami, Nashville, New York City, Orlando, Salt Lake City, San Francisco, St. Louis, Tampa, and Washington, D.C.;

•
range in size between 236,000 and 1.6 million square feet of GLA and between 186,000 and 666,000 square feet of Mall GLA with an average of 1.0 million and 0.5 million square feet, respectively. The smallest center has approximately 60 stores, and the largest has over 200 stores with an average of 145 stores per center. Of the 25 centers, 18 are super-regional shopping centers;

•	have approximately 3,000 stores operated by their mall tenants under approximately 850 trade names;

•	have 67 anchors, operating under 14 trade names;

•
lease approximately 94% of leased Mall GLA to national chains, including subsidiaries or divisions of Forever 21 (Forever 21, For Love 21, and XXI Forever), The Gap (Gap, Gap Kids, Baby Gap, Banana Republic, Old Navy, and others), and Limited Brands (Bath & Body Works/White Barn Candle, Pink, Victoria's Secret, and others); and

•
are among the highest quality centers in the United States public regional mall industry as measured by our high portfolio average of mall tenants' sales per square foot. In 2013, our mall tenants at comparable centers and excluding Arizona Mills reported average sales per square foot of $721, which is a record for our Company.

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

Our portfolio is concentrated in highly productive super-regional shopping centers. Of our 25 owned centers, 22 had annual rent rolls at December 31, 2013 over $10 million. We believe that this level of productivity is indicative of the centers' strong competitive positions and is, in significant part, attributable to our business strategy and philosophy. We believe that large shopping centers (including regional and especially super-regional shopping centers) are the least susceptible to direct competition because (among other reasons) anchors and large specialty retail stores do not find it economically attractive to open additional stores in the immediate vicinity of an existing location for fear of competing with themselves. In addition to the advantage of size, we believe that the centers' success can be attributed in part to their other physical characteristics, such as design, layout, and amenities.

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

Since 2005, an increased number of our tenants are paying a fixed Common Area Maintenance (CAM) charge, with typically a fixed increase over the term of the lease, rather than the traditional net lease structure where a tenant pays their share of CAM. This allows the retailer greater predictability of their costs. While some pricing risk has shifted to the landlord, cost savings can have a positive impact on our profitability. Approximately 78% of our tenants in 2013 (including those with gross leases or paying a percentage of their sales) effectively pay a fixed charge for CAM. As a result there is significantly less matching of CAM income with CAM expenditures, which can vary considerably from period to period.

Potential For Growth

Our principal objective is to enhance shareowner value. We seek to maximize the financial results of our core assets, while also pursuing a growth strategy that primarily has included an active new center development program. Our internally generated funds and distributions from operating centers and other investing activities, augmented by use of our existing revolving lines of credit, provide resources to maintain our current operations and assets, and pay dividends. Generally, our need to access the capital markets is limited to refinancing debt obligations at maturity and funding major capital investments. From time to time, we also may access the equity markets or sell interests in shopping centers to raise additional funds or refinance existing obligations on a strategic basis.

Internal Growth

As noted in “Business Strategy and Philosophy” above in detail, our core business strategy is to maintain a portfolio of properties that deliver above-market profitable growth by providing targeted retailers with the best opportunity to do business in each market and targeted shoppers with the best local shopping experience for their needs.

We continue to expect that over time a significant portion of our future growth will come from our existing core portfolio and business. We have always had and will continue to have a culture of intensively managing our assets and maximizing the rents from tenants as this is a key growth driver going forward.

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

We currently have projects underway at several of our centers that are expected to create incremental GLA:

•
In January 2014, we began a project on the 8th level of Beverly Center. The project will add a net 12,000 square feet, including the addition of a new, 30,000 square foot mini-anchor. The mini-anchor will open by late 2014 and a new dining court will open in 2015.

•
At Cherry Creek we are adding an approximately 53,000 square foot, three-level Restoration Hardware store as a mini-anchor, as well as about 38,000 square feet of additional in-line mall space. This expansion will occupy the former Saks Fifth Avenue site. Demolition of the space is set to begin soon and all work is anticipated to be completed by late 2015.

•
At Dolphin Mall we are planning to add approximately 32,000 square feet of new restaurant space along with an adjacent valet area on a vacant parcel of the property. Construction is expected to commence in April 2014 and be completed by the third quarter of 2015.

•	At The Mall at Green Hills, a relocation of the current Dillard’s store and the addition of 170,000 square feet of mall tenant area is set to begin. The project is expected to be completed in 2018.

•	And finally, at Sunvalley we are converting some existing lower-level space into a food court. Construction is expected to begin in June 2014 and be complete by the middle of 2015.

In 2011, a 25,000 square foot Crate & Barrel store opened on land previously vacated by Lord & Taylor at The Shops at Willow Bend (Willow Bend). In 2012, a new 12,000 square foot Restoration Hardware opened next door at Willow Bend.

External Growth

We are focused on four areas of external growth: U.S. traditional center development, outlet centers, Asia, and acquisitions. With growth in population, we expect that there will be demand for new centers over the next ten years. We have announced and/or begun construction on seven shopping centers in the United States and Asia and we continue to work on and evaluate various development possibilities for additional new centers.

•	Development of New U.S. Traditional and Outlet Centers

We have developed 11 properties since 1998, or an average about one every 18 months. We are currently under construction on two centers opening in 2014 and 2015, and have announced plans for two others with targeted openings in 2016. We expect to continue to have sufficient opportunities to build projects at a pace, on average, of about one center every other year. We believe that they represent a natural extension of our existing capabilities. We will target projects in markets with high barriers to entry and require significant pre-leasing before we begin construction.

Taubman Prestige Outlets Chesterfield, a new outlet center, opened in the western-St. Louis, Missouri suburb of Chesterfield in August 2013. We have a 100% ownership interest in the 0.3 million square foot outlet center.

City Creek Center, a mixed-use project in Salt Lake City, Utah, opened in March 2012.

In Sarasota, Florida, The Mall at University Town Center is under construction and we are funding our 50% share of the project. The 0.9 million square foot center will be anchored by Saks Fifth Avenue, Macy's, and Dillard's, and is expected to open in October 2014.

The Mall of San Juan, part of a mixed-use development featuring a hotel/casino and retail, is also under construction in San Juan, Puerto Rico and is expected to open in March 2015. The Caribbean's first Nordstrom and Saks Fifth Avenue will anchor the 0.7 million square foot center. We have an 80% ownership interest in the retail portion of the project.

International Market Place, a 0.4 million square foot center, is under development in Waikiki, Honolulu, Hawaii and will break ground in early 2014. The center will be anchored by the only full-line Saks Fifth Avenue in Hawaii and is expected to open in spring 2016. We have a 93.5% interest in the project, which is subject to a participating ground lease.

In 2013, we announced our involvement in The Mall at Miami Worldcenter, which will be developed in partnership with the Forbes Company. We will own at least one-third of the project, and as much as one-half, depending on the participation of the land owner. The center will be part of a mixed-use development offering a hotel, convention and entertainment space, office, residential and retail. The 0.7 million square foot center will feature Macy's and Bloomingdale's, and is currently planned to open in late 2016.

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

Taubman Asia is responsible for our operations and future expansion into the Asia-Pacific region, focusing on China and South Korea. We have pursued a strategy of seeking strategic partners to jointly develop high quality malls in our areas of focus. Taubman Asia is engaged in projects that leverage our strong retail planning, design, and operational capabilities with our strategic partners being responsible for acquiring and entitling the land and leading construction.

In 2012, we formed a joint venture with Beijing Wangfujing Department Store (Group) Co., Ltd (Wangfujing), one of China's largest department store chains. The joint venture will own a 60% controlling interest in and manage an approximately 1.0 million square foot shopping center to be located at Xi'an Saigao City Plaza, a large-scale mixed-use development in Xi'an, China. We will beneficially own a 30% interest in CityOn.Xi'an, which is scheduled to open in late 2015.

In 2013, we formed a second joint venture with Wangfujing. This joint venture will manage and own a 65% majority interest in CityOn.Zhengzhou, a shopping center in Zhengzhou, China. We will beneficially own a 32% interest in the 1.0 million square foot shopping center, which is scheduled to open in late 2015.

We have also partnered with Shinsegae Group, South Korea's largest retailer to build an approximately 1.7 million square foot shopping mall in Hanam Gyeonggi Province, South Korea. We will beneficially own a 30% interest in the the center, which is scheduled to open in late 2016. We are considering bringing in a financial partner for as much as 50% of our share.

As part of our Asia strategy, we are looking to mitigate our operating costs through third-party contracts when possible. We provide leasing and management services for IFC Mall in Yeouido, Seoul, South Korea. In August 2012, the 0.4 million square foot mall opened 100% leased with over 100 stores. In 2013, we signed an agreement to provide management, leasing, and development services for the retail portion of Studio City, a cinematically-themed integrated entertainment, retail and gaming resort developed by Melco Crown Entertainment Limited in the Cotai region of Macau, China.

We attempt to manage risks for our Asia developments through similar means as those mentioned previously under "Development of New U.S. Traditional and Outlet Centers", as well as pursuing initial projects that are already fully entitled with partners having appropriate expertise in land acquisition and local regulatory issues. However, in Asia, our projects are expected to have lower initial rates of return at stabilization than those expected in the U.S. With the high sales growth rates in that region, we generally expect that returns on our investments are forecasted to equal those earned in the U.S. by the seventh or eighth year.

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

In December 2012, we acquired an additional 49.9% interest in International Plaza, located in Tampa, Florida, bringing our ownership in the shopping center to 100%. Subsequently, in January 2014 we sold a total of 49.9% of our interests in the entity that owns the center in order to generate significant capital for our development projects.

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

The following table contains certain information regarding average mall tenant minimum rent per square foot of our Consolidated Businesses and Unconsolidated Joint Ventures at the comparable centers (centers that had been owned and open for the current and preceding year):

	2013	2012	2011	2010	2009
Average rent per square foot:
Consolidated Businesses	$48.45	$46.86	$45.53	$43.63	$43.69
Unconsolidated Joint Ventures	48.69	45.44	44.58	43.73	44.49
Combined	48.52	46.42	45.22	43.66	43.95

See “MD&A – Rental Rates and Occupancy” for information regarding opening and closing rents per square foot for our centers.

Lease Expirations

The following table shows scheduled lease expirations for mall tenants based on information available as of December 31, 2013 for the next ten years for all owned centers in operation at that date, excluding Arizona Mills:

	Tenants 10,000 square feet or less (1)				Total (1)(2)
Lease Expiration Year	Number of Leases Expiring	Leased Area in Square Footage	Annualized Base Rent Under Expiring Leases Per Square Foot (3)	Percent of Total Leased Square Footage Represented by Expiring Leases	Number of Leases Expiring	Leased Area in Square Footage	Annualized Base Rent Under Expiring Leases Per Square Foot (3)	Percent of Total Leased Square Footage Represented by Expiring Leases
2014 (4)	232	564	$45.33	7.6%	238	680	$41.84	6.0%
2015	361	933	44.05	12.6%	374	1,254	37.76	11.1%
2016	327	860	47.68	11.6%	337	1,175	38.57	10.4%
2017	327	835	53.51	11.3%	347	1,290	42.55	11.4%
2018	257	773	53.44	10.4%	277	1,189	43.27	10.5%
2019	210	603	56.22	8.1%	226	1,008	43.05	8.9%
2020	156	458	58.72	6.2%	172	812	45.44	7.2%
2021	217	586	70.58	7.9%	235	899	59.04	7.9%
2022	271	742	63.41	10.0%	300	1,335	49.36	11.8%
2023	238	670	61.05	9.0%	244	753	58.82	6.6%

(1)	Excludes rents from temporary in-line tenants.

(2)
In addition to tenants with spaces 10,000 square feet or less, includes tenants with spaces over 10,000 square feet and value and outlet center anchors.  Excludes rents from regional mall anchors and temporary in-line tenants.

(3)	Weighted average of the annualized contractual rent per square foot as of the end of the reporting period.

(4)	Excludes leases that expire in 2014 for which renewal leases or leases with replacement tenants have been executed as of December 31, 2013.

We believe that the information in the table is not necessarily indicative of what will occur in the future because of several factors, but principally because of early lease terminations at the centers. For example, the average remaining term of the leases that were terminated during the period 2008 to 2013 was approximately one year. The average term of leases signed was approximately eight years during both 2013 and 2012.

In addition, mall tenants at the centers may seek the protection of the bankruptcy laws, which could result in the termination of such tenants' leases and thus cause a reduction in cash flow. In 2013, tenants representing 0.3% of leases filed for bankruptcy during the year compared to 0.7% in 2012. This statistic has ranged from 0.3% to 3.9% of leases per year over the last five years. The annual provision for losses on accounts receivable represents 0.1% of total revenues in 2013 and has ranged from 0.1% to 0.5% over the last five years.

Occupancy

Occupancy statistics include value and outlet center anchors. Comparable center statistics for 2013 exclude City Creek Center and Taubman Prestige Outlets Chesterfield.

	2013	2012	2011	2010	2009
All Centers:
Ending occupancy	91.7%	91.8%	90.7%	90.1%	89.8%
Average occupancy	90.9	90.3	88.8	88.8	89.4
Leased space	93.1	93.4	92.4	92.0	91.6

Comparable Centers:
Ending occupancy	92.1%	91.8%
Average occupancy	91.1	90.4
Leased space	93.6	93.3

Major Tenants

No single retail company represents 10% or more of our Mall GLA or revenues. The combined operations of Forever 21 accounted for under 6% of Mall GLA as of December 31, 2013 and less than 5% of 2013 minimum rent. No other single retail company accounted for more than 4% of Mall GLA as of December 31, 2013 or 3% of 2013 minimum rent.

The following table shows the ten mall tenants who occupy the most Mall GLA at our centers and their square footage as of December 31, 2013:

Tenant	# of Stores	Square Footage	% of Mall GLA
Forever 21 (Forever 21, For Love 21, XXI Forever)	21	622,245	5.3%
The Gap (Gap, Gap Kids, Baby Gap, Banana Republic, Old Navy, Athleta, and others)	52	459,472	3.9
H&M	18	350,013	3.0
Limited Brands (Bath & Body Works/White Barn Candle, Pink, Victoria's Secret, and others)	49	300,824	2.6
Abercrombie & Fitch (Abercrombie & Fitch, Hollister, and others)	32	236,708	2.0
Williams-Sonoma (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, and others)	28	214,667	1.8
Ann Taylor (Ann Taylor, Ann Taylor Loft, and others)	36	196,981	1.7
Foot Locker (Foot Locker, Lady Foot Locker, Champs Sports, Foot Action USA, and others)	40	181,394	1.6
Express (Express, Express Men)	20	168,629	1.4
Urban Outfitters (Anthropologie, Anthropologie Accessories, Free People, Urban Outfitters)	21	165,044	1.4

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

As of December 31, 2013, the Manager, TAM, and certain other affiliates had 708 full-time employees.

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

•
changes in specific local economies and/or real estate conditions. These changes may have a more significant impact on our financial performance due to the geographic concentration of some of our centers;

•
changes in mall tenant sales performance of our centers, which over the long term are the single most important determinant of revenues of the shopping centers because mall tenants provide approximately 90% of these revenues and because mall tenant sales determine the amount of rent, percentage rent, and recoverable expenses that mall tenants can afford to pay;

•	availability and cost of financing. While current interest rates continue to be historically low, it is uncertain how long such rates will continue;

•	the public perception of the safety of customers at our shopping centers;

•	legal liabilities;

•	changes in government regulations; and

•	changes in real estate zoning and tax laws.

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

In addition, the value and performance of our shopping centers may be adversely affected by certain other factors discussed below including the state of the capital markets, expansion into Asia, unscheduled closings or bankruptcies of our tenants, competition, uninsured losses, and environmental liabilities.

We are in a competitive business.

There are numerous shopping facilities that compete with our properties in attracting retailers to lease space. The existence of competing shopping centers could have a material adverse impact on our ability to develop or operate shopping centers, lease space, and on the level of rents that can be achieved. In addition, retailers at our properties face continued competition from shopping through various means and channels, including via the Internet, lifestyle centers, outlet malls, wholesale and discount shopping clubs, and television shopping networks. Competition of this type could adversely affect our revenues and cash available for distribution to shareowners. Further, as new technologies emerge, the relationship among customers, retailers, and shopping centers are evolving on a rapid basis and it is critical that we adapt to such new technologies and relationships on a timely basis. For example, a small but increasing number of tenants utilize our shopping centers as showrooms or as part of an omni-channel strategy (allowing customers to shop seamlessly through various sales channels). As a result, customers may make purchases during or immediately after visiting our shopping centers, with such sales not being captured currently in our tenant sales figures or monetized in our minimum or percentage rents.

We compete with other major real estate investors with significant capital for attractive investment opportunities. These competitors include other REITs, investment banking firms, and private and institutional investors. This competition may impair our ability to acquire or develop suitable properties on favorable terms in the future.

Our real estate investments are relatively illiquid.

We may be limited in our ability to vary our portfolio in response to changes in economic, market, or other conditions by restrictions on transfer imposed by our partners or lenders. If we were unable to refinance our debt at a center, we may be required to contribute capital to repay debt, fund capital spending, or other cash requirements. In addition, under TRG’s partnership agreement, upon the sale of a center or TRG’s interest in a center, TRG may be required to distribute to its partners all of the cash proceeds received by TRG from such sale. If TRG made such a distribution, the sale proceeds would not be available to finance TRG’s activities, and the sale of a center may result in a decrease in funds generated by continuing operations and in distributions to TRG’s partners, including us. Further, pursuant to TRG’s partnership agreement, TRG may not dispose or encumber certain of its centers or its interest in such centers without the consent of a majority-in-interest of its partners other than us.

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

•
construction and other project costs may exceed our original estimates because of increases in material and labor costs, delays, nonperformance of services by our contractors, and costs to obtain anchor and tenant commitments;

•	we may not be able to obtain financing or to refinance construction loans, which are generally recourse to TRG;

•	we may be obligated to contribute funding for development projects in excess of our ownership requirements if our partners are unable or are not required to fund their ownership share;

•	equity markets as a source of funds may become less financially favorable as affected by our stock price as well as general market conditions;

•
occupancy rates and rents, as well as occupancy costs and expenses, at a completed project or an acquired property may not meet our projections, and the costs of development activities that we explore but ultimately abandon will, to some extent, diminish the overall return on our completed development projects; and

•	competitive pressures in our targeted markets may negatively impact our ability to meet our initial leasing objectives.

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

We have offices in Hong Kong, Seoul, Beijing, and Shanghai and we are pursuing and evaluating investment opportunities in various South Korea and China markets. We have invested in three joint ventures to develop shopping centers in Asia and may invest in other shopping centers in the future. We are also currently providing leasing and management services for a retail project in Seoul, South Korea and development, leasing, and management services for a retail project in Macau. In addition to the general risks related to development activities described in the preceding section, our international activities are subject to unique risks, including:

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

•	changes in and/or difficulties in complying with applicable laws and regulations in the United States that affect foreign operations, including the Foreign Corrupt Practices Act;

•	difficulties in managing international operations, including difficulties that arise from ambiguities in contracts written in foreign languages and difficulties that arise in enforcing such contracts;

•	differing lending practices;

•	differing employment and labor issues;

•	obstacles to the repatriation of earnings and cash;

•	lower initial investment returns than those generally experienced in the U.S.;

•	obstacles to hiring and maintaining appropriately trained staff; and

•	differences in cultures including adapting practices and strategies that have been successful in the U.S. regional mall business to retail needs and expectations in new markets.

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

We could be subject to liability, penalties and other sanctions and other adverse consequences arising out of non-compliance with the United States Foreign Corrupt Practices Act (FCPA) or foreign anti-corruption laws

We are subject to the FCPA, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business, and which requires proper record keeping and characterization of payments we make in our reports filed with the SEC. Although we have policies and procedures designed to promote compliance with the FCPA and other anti-corruption laws, we cannot provide assurance that we will continue to be found to be operating in compliance with, or be able to detect violations of, any such laws or regulations. We cannot provide assurance that these policies and procedures will protect us from intentional, reckless or negligent acts committed by our employees, agents, partners or others acting on our behalf. If our employees, agents, partners, or others acting on our behalf are found to have engaged in such practices, severe penalties and other consequences could be imposed. Those penalties and consequences that may be imposed against us or individuals in appropriate circumstances include, but are not limited to, injunctive relief, disgorgement, fines, penalties and modifications to business practices and compliance programs. In addition, we cannot predict the nature, scope or effect of future regulatory requirements or investigations to which our international operations might be subject, the manner in which existing laws might be administered or interpreted, or the potential that we may face regulatory sanctions. Any of these violations or remedial measures, if applicable to us, could have a material adverse impact on our business, reputation, results of operations, cash flow, financial condition, liquidity, ability to make distributions to our shareholders or the value of our investments.

Foreign companies, including some that may compete with us, may not be subject to the FCPA. Accordingly, such companies may be more likely to engage in activities prohibited by the FCPA, which could have a significant adverse impact on our returns or our ability to compete for business in such countries.

The bankruptcy, early termination, or closing of our tenants and anchors could adversely affect us.

We could be adversely affected by the bankruptcy, early termination, or closing of tenants and anchors. The bankruptcy of a mall tenant could result in the termination of its lease, which would lower the amount of cash generated by that mall. In addition, if a department store operating as an anchor at one of our shopping centers were to go into bankruptcy and cease operating, we may experience difficulty and delay, and incur significant expense, in replacing the anchor. In addition, the anchor’s closing may lead to reduced customer traffic and lower mall tenant sales. As a result, we may also experience difficulty or delay in leasing spaces in areas adjacent to the vacant anchor space. The early termination or closing of mall tenants or anchors for reasons other than bankruptcy could have a similar impact on the operations of our centers, although in the case of early terminations we may benefit in the short-term from lease cancellation income. (See “MD&A – Rental Rates and Occupancy”).

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

Our ability to access the capital markets may be restricted at a time when we would like, or need, to access those markets. This could have an impact on our flexibility to react to changing economic and business conditions. A lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition, results of operations and our ability to obtain and manage our liquidity. In addition, the cost of debt financing and the proceeds may be materially adversely impacted by such market conditions. Also, our ability to access equity markets as a source of funds may be affected by our stock price as well as general market conditions.

We are obligated to comply with financial and other covenants that could affect our operating activities.

Certain loan agreements contain various restrictive covenants, including the following corporate covenants on our unsecured primary revolving line of credit and unsecured term loan: a minimum net worth requirement, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum recourse secured debt ratio, and a maximum payout ratio. In addition, our primary revolving line of credit and term loan have unencumbered pool covenants, which currently apply to Beverly Center, Dolphin Mall, Fairlane Town Center, Twelve Oaks Mall, and The Shops at Willow Bend on a combined basis. These covenants include a minimum number and minimum value of eligible unencumbered assets, a maximum unencumbered leverage ratio, a minimum unencumbered interest coverage ratio, and a minimum unencumbered asset occupancy ratio. The corporate maximum secured leverage ratio is the most restrictive covenant for our primary revolving line of credit and term loan. These covenants may restrict our ability to pursue certain business initiatives or certain transactions that might otherwise be advantageous. In addition, failure to meet certain of these financial covenants could cause an event of default under and/or accelerate some or all of such indebtedness which could have a material effect on us.

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

In 2007, Congress extended the expiration date of TRIA by seven years to December 31, 2014. Congress is presently considering a reauthorization of TRIA, with possible changes. A final decision is expected in the second quarter of 2014. There are specific provisions in our loans that address terrorism insurance. Simply stated, in most loans, we are obligated to maintain terrorism insurance, but there are limits on the amounts we are required to spend to obtain such coverage. If a terrorist event occurs, the cost of terrorism insurance coverage would be likely to increase, which could result in our having less coverage than we have currently. Our inability to obtain such coverage or to do so only at greatly increased costs may also negatively impact the availability and cost of future financings.

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

The bankruptcy or financial difficulties of our joint venture partners could adversely affect us.

The profitability of shopping centers held in a joint venture could also be adversely affected by the bankruptcy of one of the joint venture partners if, because of certain provisions of the bankruptcy laws, we were unable to make important decisions in a timely fashion or became subject to additional liabilities. In addition, if our joint venture partners are not able to fund required contributions, it may be necessary for us to contribute equity in excess of our ownership share to fund initial development, capital, and/or operating costs.

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

Beginning with the 2013 taxable year, the maximum tax rate (including the net investment income tax of 3.8%) on certain corporate dividends received by individuals is 23.8%, up from 15% in 2012, but less than the maximum income tax rate of 39.6% applicable to ordinary income. This rate differential continues to substantially reduce the so-called "double taxation" (that is, taxation at both the corporate and shareowner levels) that applies to non-REIT "C" corporations but does not generally apply to REITs. Dividends from a REIT do not qualify for the favorable tax rate applicable to dividends from non-REIT "C" corporations unless the dividends are attributable to income that has already been subjected to the corporate income tax, such as income from a prior year that the REIT did not distribute and dividend income received by the REIT from a taxable REIT subsidiary or other fully taxable "C" corporation. Although REITs, unlike non-REIT “C” corporations, have the ability to designate certain dividends as capital gain dividends subject to the favorable rates applicable to capital gain, the application of reduced dividend rates to non-REIT “C” corporation dividends may still cause individual investors to view stock in non-REIT “C” corporations as more attractive than shares in REITs, which may negatively affect the value of our shares.

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

Under our Restated Articles of Incorporation, in general, no shareowner may own more than 8.23% (the “General Ownership Limit”) in value of our "Capital Stock" (which term refers to the common stock, preferred stock and Excess Stock, as defined below). Our Board of Directors has the authority to allow a “look through entity” to own up to 9.9% in value of the Capital Stock (Look Through Entity Limit), provided that after application of certain constructive ownership rules under the Code and rules regarding beneficial ownership under the Michigan Business Corporation Act, no individual would constructively or beneficially own more than the General Ownership Limit. A look through entity is an entity (other than a qualified trust under Section 401(a) of the Code, certain other tax-exempt entities described in the Articles, or an entity that owns 10% or more of the equity of any tenant from which we or TRG directly or indirectly receives or accrues rent from real property) whose beneficial owners, rather than the entity, would be treated as owning the capital stock owned by such entity.

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

A. Alfred Taubman, Robert Taubman, William Taubman, and Gayle Taubman Kalisman (Taubman Family) may be deemed under SEC rules of attribution, which includes conversion of options that have vested and shares subject to issuance under an option deferral agrement, to beneficially own 26%, 29%, 28%, and 26%, respectively, of our stock that is entitled to vote on shareowner matters (Voting Stock) as of December 31, 2013. However, the combined Taubman Family ownership of Voting Stock includes 24,127,588 shares of the 25,151,069 shares of Series B Preferred Stock outstanding or 96% of the total outstanding and 1,349,925 shares of the 63,101,614 shares of common stock outstanding or 2% of the total outstanding as of December 31, 2013. The Series B Preferred Stock is convertible into shares of common stock at a ratio of 14,000 shares of Series B Preferred Stock to one share of common stock, and therefore one share of Series B Preferred Stock has a value of 1/14,000ths of the value of one share of common stock. Accordingly, the foregoing ownership of Voting Stock does not violate the ownership limitations set forth in our charter.

Members of the Taubman family have the power to vote a significant number of the shares of our capital stock entitled to vote.

Based on information contained in filings made with the SEC, as of December 31, 2013, A. Alfred Taubman and the members of his family have the power to vote approximately 29% of the outstanding shares of our common stock and our Series B Preferred Stock, considered together as a single class, and approximately 96% of our outstanding Series B preferred stock. Our shares of common stock and our Series B Preferred Stock vote together as a single class on all matters generally submitted to a vote of our shareowners, and the holders of the Series B preferred stock have certain rights to nominate up to four individuals for election to our board of directors and other class voting rights. Mr. Taubman’s son, Robert S. Taubman, serves as our Chairman of the Board, President and Chief Executive Officer. Mr. Taubman’s son, William S. Taubman, serves as our Chief Operating Officer and one of our directors. These individuals occupy the same positions with the Manager. As a result, Mr. A. Alfred Taubman and the members of his family may exercise significant influence with respect to the election of our board of directors, the outcome of any corporate transaction or other matter submitted to our shareowners for approval, including any merger, consolidation or sale of all or substantially all of our assets. In addition, because our articles of incorporation impose a limitation on the ownership of our outstanding capital stock by any person and such ownership limitation may not be changed without the affirmative vote of holders owning not less than two-thirds of the outstanding shares of capital stock entitled to vote on such matter, Mr. A. Alfred Taubman and the members of his family, as a practical matter, have the power to prevent a change in control of our company.

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

•	the ability of our tenants to pay rent to us and meet their other obligations to us under current lease terms and our ability to re-lease space as leases expire;

•	increases in market interest rates that lead purchasers of our common stock to demand a higher dividend yield;

•	changes in market valuations of similar companies;

•	any securities we may issue or additional debt we incur in the future;

•	additions or departures of key management personnel;

•	actions by institutional shareholders;

•	risks we are taking in relation to our new developments and capital uses;

•	perceived risks in connection with our international development strategy;

•	speculation in the press or investment community; and

•	continuing high levels of volatility in the capital and credit markets.

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

We issued common equity, both common shares and TRG partnership units, that had a dilutive effect on our earnings per diluted share and funds from operations per diluted share for the years ended December 31, 2012 and December 31, 2011. Also during 2013 and 2012, we issued additional shares of preferred stock which adversely affected the earnings per share available to our common shareholders. We are not restricted from issuing additional shares of our common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. Any additional future issuances of common stock will reduce the percentage of our common stock owned by investors who do not participate in future issuances. In most circumstances, shareholders will not be entitled to vote on whether or not we issue additional common stock. In addition, depending on the terms and pricing of an additional offering of our common stock and the value of our properties, our shareholders may experience dilution in both the book value and fair value of their shares. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market after this offering or the perception that such sales could occur, and this could materially and adversely affect our ability to raise capital through future offerings of equity or equity-related securities.

Our ability to pay dividends on our stock may be limited.

Because we conduct all of our operations through TRG or its subsidiaries, our ability to pay dividends on our stock will depend almost entirely on payments and distributions received on our interests in TRG. Additionally, the terms of some of the debt to which TRG is a party limits its ability to make some types of payments and other distributions to us. This in turn limits our ability to make some types of payments, including payment of dividends on our stock, unless we meet certain financial tests or such payments or dividends are required to maintain our qualification as a REIT. As a result, if we are unable to meet the applicable financial tests, we may not be able to pay dividends on our stock in one or more periods beyond what is required for REIT purposes.

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

Our governing documents do not limit us from incurring additional indebtedness and other liabilities; however, certain loan covenants include certain restrictions regarding future indebtedness. As of December 31, 2013, we had $3.1 billion of consolidated indebtedness outstanding, and our beneficial interest in both our consolidated debt and the debt of our unconsolidated joint ventures was $3.8 billion. We may incur additional indebtedness and become more highly leveraged, which could harm our financial position and potentially limit our cash available to pay dividends.

We may change the distribution policy for our common stock in the future.

The decision to declare and pay dividends on our common stock in the future, as well as the timing, amount, and composition of any such future dividends, will be at the sole discretion of our board of directors and will depend on our earnings, funds from operations, liquidity, financial condition, capital requirements, contractual prohibitions, or other limitations under our indebtedness and preferred shares, the annual dividend requirements under the REIT provisions of the Code, state law and such other factors as our board of directors deems relevant. Further, we have regularly issued new shares of common stock as compensation to our employees, and we have periodically issued new shares pursuant to public offerings or acquisitions. Any future issuances may substantially increase the cash required to pay dividends at current or higher levels. Our actual dividend payable will be determined by our board of directors based upon the circumstances at the time of declaration. Although we have regularly paid dividends on a quarterly basis on our common and preferred stock in the past, we do not guarantee we will continue to do so in the future. Any change in our dividend policy could have a material adverse effect on the market price of our common stock.

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2. PROPERTIES.

Ownership

The following table sets forth certain information about each of the centers. The table includes only centers in operation at December 31, 2013. Centers are owned in fee other than Beverly Center (Beverly), Cherry Creek Shopping Center (Cherry Creek), City Creek Center, International Plaza, MacArthur Center, and certain land at The Mall at Green Hills, which are held under ground leases expiring between 2042 and 2104.

Certain of the centers are partially owned through joint ventures. Generally, our joint venture partners have ongoing rights with regard to the disposition of our interest in the joint ventures, as well as the approval of certain major matters.

Center	Anchors	Sq. Ft of GLA/ Mall GLA as of 12/31/13		Year Opened/ Expanded	Year Acquired	Ownership % as of 12/31/13
Consolidated Businesses:
Beverly Center	Bloomingdale’s, Macy’s	868,000		1982		100%
Los Angeles, CA		560,000

Cherry Creek Shopping Center	Macy’s, Neiman Marcus, Nordstrom	1,032,000	(1)	1990/1998		50%
Denver, CO		541,000

City Creek Center	Macy's, Nordstrom	626,000		2012		100%
Salt Lake City, UT		346,000

Dolphin Mall	Bass Pro Shops Outdoor World,	1,389,000		2001/2007		100%
Miami, FL	Bloomingdale's Outlet, Burlington Coat Factory	666,000
	Cobb Theatres, Dave & Buster's,
	Marshalls, Neiman Marcus-Last Call,
	Off 5th Saks, The Sports Authority

Fairlane Town Center	JCPenney, Macy’s, Sears	1,386,000	(2)	1976/1978/		100%
Dearborn, MI		589,000		1980/2000
(Detroit Metropolitan Area)

The Gardens on El Paseo/ El Paseo Village	Saks Fifth Avenue	236,000		1998/2010	2011	100%
Palm Desert, CA		186,000

Great Lakes Crossing Outlets	AMC Theatres, Bass Pro Shops Outdoor World,	1,353,000		1998		100%
Auburn Hills, MI	Lord & Taylor Outlet, Neiman Marcus-Last Call,	534,000
(Detroit Metropolitan Area)	Off 5th Saks

The Mall at Green Hills	Dillard's, Macy's, Nordstrom	869,000		1955/2011	2011	100%
Nashville, TN		357,000

International Plaza	Dillard’s, Neiman Marcus, Nordstrom	1,202,000	(3)	2001		100%	(4)
Tampa, FL		581,000

MacArthur Center	Dillard’s, Nordstrom	934,000		1999		95%
Norfolk, VA		520,000

Northlake Mall	Belk, Dick’s Sporting Goods,	1,071,000		2005		100%
Charlotte, NC	Dillard’s, Macy’s	465,000

The Mall at Partridge Creek	Nordstrom, Carson's	607,000		2007/2008		100%
Clinton Township, MI		373,000
(Detroit Metropolitan Area)

The Mall at Short Hills	Bloomingdale’s, Macy’s, Neiman Marcus,	1,369,000		1980/1994/		100%
Short Hills, NJ	Nordstrom, Saks Fifth Avenue	546,000		1995

Stony Point Fashion Park	Dillard’s, Dick’s Sporting Goods,	669,000		2003		100%
Richmond, VA	Saks Fifth Avenue	302,000

Taubman Prestige Outlets Chesterfield	Polo Ralph Lauren Factory Store,	308,000		2013		100%
Chesterfield, MO	Restoration Hardware	308,000
(St. Louis Metropolitan Area)

Twelve Oaks Mall	JCPenney, Lord & Taylor, Macy's,	1,515,000		1977/1978/		100%
Novi, MI	Nordstrom, Sears	550,000		2007/2008
(Detroit Metropolitan Area)

The Mall at Wellington Green	City Furniture & Ashley Furniture Home Store,	1,271,000		2001/2003		90%
Wellington, FL	Dillard’s, JCPenney, Macy’s, Nordstrom	458,000
(Palm Beach County)

The Shops at Willow Bend	Dillard’s, Macy’s, Neiman Marcus	1,262,000	(5)	2001/2004		100%
Plano, TX		523,000
(Dallas Metropolitan Area)

	Total GLA	17,967,000
	Total Mall GLA	8,405,000
	TRG% of Total GLA	17,277,000
	TRG% of Total Mall GLA	8,063,000

Center	Anchors	Sq. Ft of GLA/ Mall GLA as of 12/31/13		Year Opened/ Expanded	Year Acquired	Ownership % as of 12/31/13
Unconsolidated Joint Ventures:
Arizona Mills	Conn's, GameWorks, Harkins Cinemas,	1,220,000		1997		50%	(6)
Tempe, AZ	JCPenney Outlet, Neiman Marcus-Last Call,	551,000
(Phoenix Metropolitan Area)	Off 5th Saks

Fair Oaks	JCPenney, Lord & Taylor,	1,565,000		1980/1987/		50%
Fairfax, VA	Macy’s (two locations), Sears	561,000		1988/2000
(Washington, DC Metropolitan Area)

The Mall at Millenia	Bloomingdale’s, Macy’s, Neiman Marcus	1,120,000		2002		50%
Orlando, FL		520,000

Stamford Town Center	Macy’s, Saks Fifth Avenue	767,000	(7)	1982/2007		50%
Stamford, CT		444,000

Sunvalley	JCPenney, Macy’s (two locations), Sears	1,330,000		1967/1981	2002	50%
Concord, CA		490,000
(San Francisco Metropolitan Area)

Waterside Shops	Nordstrom, Saks Fifth Avenue	336,000		1992/2006/	2003	50%
Naples, FL		196,000		2008

Westfarms	JCPenney, Lord & Taylor, Macy’s,	1,280,000		1974/1983/		79%
West Hartford, CT	Macy’s Men’s Store/Furniture Gallery,	510,000		1997
	Nordstrom

	Total GLA	7,618,000
	Total Mall GLA	3,272,000
	TRG% of Total GLA	4,180,000
	TRG% of Total Mall GLA	1,784,000

	Grand Total GLA	25,585,000
	Grand Total Mall GLA	11,677,000
	TRG% of Total GLA	21,457,000
	TRG% of Total Mall GLA	9,847,000

(1)	GLA includes the former Saks Fifth Avenue store, which closed in March 2011. This space is currently under development. See "Business - Potential for Growth - Internal Growth".

(2)	GLA includes the former Lord & Taylor store, which closed in June 2006.

(3)	GLA includes the former Robb & Stucky store, which closed in May 2011.

(4)
In January 2014, we sold a total of 49.9% of our interests in the entity that owns International Plaza as well as certain governance rights in the center. Following the disposition, this center will be accounted for as an equity method investment along with our other Unconsolidated Joint Ventures.

(5)	GLA includes the former Saks Fifth Avenue store, which closed in August 2010.

(6)	In January 2014, we sold our interest in Arizona Mills.

(7)	Saks Fifth Avenue announced that it plans to close this location in early 2014.

Anchors

The following table summarizes certain information regarding the anchors at the operating centers (excluding the value and outlet centers) as of December 31, 2013:

Name	Number of Anchor Stores	GLA (in thousands of square feet)	% of GLA
Macy’s
Bloomingdale’s	3	614
Macy’s	17	3,565
Macy’s Men’s Store/Furniture Gallery	1	80
Total	21	4,259	20.0%

Nordstrom	11	1,564	7.3%

Dillard’s	7	1,522	7.1%

JCPenney (1)	6	1,096	5.1%

Sears	4	911	4.3%

Neiman Marcus (2)	5	556	2.6%

Lord & Taylor (3)	3	397	1.9%

Saks (4)	5	373	1.7%

Belk	1	180	0.8%

City Furniture and Ashley Furniture Home Store	1	140	0.7%

Dick’s Sporting Goods	2	159	0.7%

Carson's	1	116	0.5%

Total	67	11,273	52.9%	(5)

(1)	Excludes one JCPenney Outlet store at a value center.

(2)	Excludes three Neiman Marcus-Last Call stores at value and outlet centers.

(3)	Excludes one Lord & Taylor Outlet store at an outlet center.

(4)	Excludes three Off 5th Saks stores at value and outlet centers. Saks Fifth Avenue announced that it plans to close its store located at Stamford Town Center in early 2014.

(5)	Percentages in table may not add due to rounding.

Mortgage Debt

The following table sets forth certain information regarding the mortgages encumbering the centers as of December 31, 2013. All mortgage debt in the table below is nonrecourse to the Operating Partnership except for the TRG $65 million revolving credit facility. The Operating Partnership has provided limited guarantees regarding the mortgage debt encumbering City Creek Center and The Mall at University Town Center. In addition, the entities that own Beverly Center, Dolphin Mall, Fairlane Town Center, Twelve Oaks Mall, and The Shops at Willow Bend are guarantors under our $475 million corporate unsecured term loan and $1.1 billion unsecured primary revolving line of credit. See "MD&A – Liquidity and Capital Resources – Loan Commitments and Guarantees" for more information on guarantees and covenants.

Centers Consolidated in TCO’s Financial Statements	Stated Interest Rate		Principal Balance as of 12/31/13 (thousands)		Annual Debt Service (thousands)		Maturity Date		Balance Due on Maturity (thousands)	Earliest Prepayment Date
Cherry Creek Shopping Center (50%)	5.24%		$280,000		Interest Only		6/8/2016		$280,000	30 Days Notice	(1)
City Creek Center	4.37%		84,560		5,090		8/1/2023	(2)	68,575	10/28/2015	(3)
El Paseo Village	4.42%	(4)	16,322	(4)	1,024	(5)	12/6/2015		15,565	30 Days Notice	(6)
The Gardens on El Paseo	6.10%	(7)	84,197	(7)	Interest Only		6/11/2016		81,480	30 Days Notice	(1)
Great Lakes Crossing Outlets	3.60%		221,541		10,006	(5)	1/6/2023		177,038	3/13/2015	(8)
The Mall at Green Hills	LIBOR+1.60%		150,000		Interest Only		12/1/2018	(9)	150,000	12/1/2014	(10)
International Plaza (11)	4.85%		325,000		Interest Only	(11)	12/1/2021		285,503	4/1/2015	(12)
MacArthur Center (95%)	LIBOR+2.35%	(13)	129,205		7,951	(13)	9/1/2020		117,234	9/1/2015	(14)
Northlake Mall	5.41%		215,500		Interest Only		2/6/2016		215,500	30 Days Notice	(8)
The Mall at Partridge Creek	6.15%		79,162		6,031	(5)	7/6/2020		70,433	30 Days Notice	(1)
The Mall at Short Hills	5.47%		540,000		Interest Only		12/14/2015		540,000	30 Days Notice	(12)
Stony Point Fashion Park (15)	6.24%		99,526		8,488	(5)	6/1/2014	(15)	98,585	30 Days Notice	(8)
The Mall at Wellington Green (90%)	5.44%		200,000		Interest Only		5/6/2015		200,000	30 Days Notice	(8)

Other Consolidated Secured Debt
TRG $65M Revolving Credit Facility	LIBOR+1.40%	(16)	33,040		Interest Only		4/30/2014		33,040	At Any Time	(17)

Centers Owned by Unconsolidated Joint Ventures/TRG’s % Ownership
Arizona Mills (50%) (18)	5.76%		167,335		12,268	(5)	7/1/2020		147,702	30 Days Notice	(1)
Fair Oaks (50%)	LIBOR+1.70%	(19)	275,000		Interest Only	(19)	7/13/2018		257,516	3 Days Notice	(17)
The Mall at Millenia (50%)	4.00%		350,000		Interest Only	(20)	10/15/2024		293,748	10 Days Notice	(12)
Sunvalley (50%)	4.44%		186,249		11,471	(5)	9/1/2022		153,642	10/17/2014	(1)
Taubman Land Associates (50%)	3.84%		23,541		1,349	(5)	11/1/2022		19,001	2/1/2015	(21)
The Mall at University Town Center (50%)	LIBOR+1.70%	(22)	71,418		Interest Only	(22)	10/28/2016	(22)	71,418	3 Days Notice
Waterside Shops (50%)	5.54%		165,000		Interest Only		10/7/2016		165,000	30 Days Notice	(23)
Westfarms (79%)	4.50%		312,617		19,457	(5)	7/1/2022		256,944	10 Days Notice	(12)

(1)	No defeasance deposit required if paid within three months of maturity date.

(2)
If the loan is not repaid on or before August 1, 2023, the loan may continue until April 1, 2024. If this occurs, the interest rate becomes the greater of (i) the stated 4.37% interest rate plus 5% and (ii) the then current 10-year treasury rate plus 5%.

(3)
Debt may be defeased on or after October 28, 2015, or debt may be prepaid with a prepayment penalty equal to greater of yield maintenance or 0.5% of principal prepaid. No prepayment penalty is due if prepaid within three months of maturity date. 30 days notice is required.

(4)	Debt includes $0.2 million of purchase accounting premium from December 2011 acquisition, which reduces the stated rate on the debt of 4.42% to an effective rate of 3.88%.

(5)	Amortizing principal based on 30-years.

(6)	No defeasance deposit required if paid within two months of maturity date.

(7)	Debt includes $2.7 million of purchase accounting premium from December 2011 acquisition, which reduces the stated rate on the debt of 6.10% to an effective rate of 4.58%.

(8)	No defeasance deposit required if paid within four months of maturity date.

(9)	A one-year extension option is available.

(10)
From December 2014 through November 2016 debt may be prepaid with a prepayment penalty of 0.5% of principal prepaid. From December 2016 through to November 2017 the prepayment penalty drops to 0.25% of principal prepaid. There is no prepayment fee thereafter.

(11)
In January 2014, we sold a total of 49.9% of our interests in the entity that owns International Plaza. Subsequent to the sale, we will account for our remaining 50.1% investment in the center under the equity method as we no longer have a controlling interest. The loan is interest only until January 2015 at which time monthly principal payments are due based on a 30-year amortization.

(12)	Debt may be prepaid with a prepayment penalty equal to greater of yield maintenance or 1% of principal prepaid. No prepayment penalty is due if prepaid within three months of maturity date.

(13)	The debt is swapped to an effective rate of 4.99% to the maturity date. Amortizing principal based on a 7% interest rate and 30-year amortization.

(14)
From September 2015 through August 2017 debt may be prepaid with a prepayment penalty of 2% on principal prepaid. From September 2017 through August 2019 the prepayment penalty drops to 1% of principal prepaid, and on September 2019 it changes to 0.5% of principal prepaid until March 2020 when it can be prepaid without penalty.

(15)	In January 2014, the loan was repaid using funds from the sale of our 49.9% interests in International Plaza.

(16)	The facility is a $65 million revolving line of credit and is secured by an indirect interest in 40% of Short Hills.

(17)	Prepayment can be made without penalty.

(18)	Our interest in Arizona Mills was sold in January 2014 and upon completion of the sale, the entire debt was assumed by the purchaser of our interest in the center.

(19)
The debt is swapped to an effective rate of 4.10% through April 2018. The loan is interest only until August 2014 at which time monthly principal payments are due based on a 7.5% interest rate and 25-year amortization.

(20)
The loan is interest only until November 2016 at which time monthly principal payments are due based on a 30-year amortization. At our option on or before April 30, 2016, provided that The Mall at Millenia meets a required NOI for calendar year 2015, the interest only period may be extended until maturity.

(21)	No defeasance deposit required if paid within five months of maturity date.

(22)
Rate decreases to LIBOR + 1.60% upon achieving certain performance measures. The loan has four one-year extension options. During each extension period debt service payments also include principal payments based on an assumed interest rate of 6.0% and a 30-year amortization.

(23)	No defeasance deposit required if paid within six months of maturity date.

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

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

The common stock of Taubman Centers, Inc. is listed and traded on the New York Stock Exchange (Symbol: TCO). As of February 25, 2014, the 63,127,287 outstanding shares of Common Stock were held by 467 holders of record. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers, and other financial institutions. The closing price per share of the Common Stock on the New York Stock Exchange on February 25, 2014 was $70.66.

The following table presents the dividends declared on our Common Stock and the range of closing share prices of our Common Stock for each quarter of 2013 and 2012:

	Market Quotations
2013 Quarter Ended	High	Low	Dividends
March 31	$82.29	$75.02	$0.50

June 30	88.95	73.67	0.50

September 30	80.61	65.37	0.50

December 31	71.56	63.65	0.50

	Market Quotations
2012 Quarter Ended	High	Low	Dividends
March 31	$72.95	$62.03	$0.4625

June 30	78.79	70.71	0.4625

September 30	81.34	75.17	0.4625

December 31	80.42	74.61	0.4625

The restrictions on our ability to pay dividends on our Common Stock are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Dividends.”

Shareowner Return Performance Graph

The following line graph sets forth the cumulative total returns on a $100 investment in each of our Common Stock, the MSCI US REIT Index, the FTSE NAREIT Equity Retail Index, the S&P 500 Index, and the S&P 400 MidCap Index for the period December 31, 2008 through December 31, 2013 (assuming in all cases, the reinvestment of dividends):

COMPARISON OF CUMULATIVE TOTAL RETURN

Taubman Centers Inc.
MSCI US REIT Index
FTSE NAREIT Equity Retail Index
S&P 500 Index
S&P 400 MidCap Index
380
360
340
320
300
280
260
240
220
200
180
160
140
120
100
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Taubman Centers Inc.	$100.00	$150.19	$220.42	$279.74	$363.43	$303.46
MSCI US REIT Index	100.00	128.61	165.23	179.60	211.50	216.73
FTSE NAREIT Equity Retail Index	100.00	127.17	169.66	190.36	241.26	245.74
S&P 500 Index	100.00	126.47	145.52	148.59	172.37	228.17
S&P 400 MidCap Index	100.00	137.38	173.97	170.96	201.52	268.94

Note: The stock performance shown on the graph above is not necessarily indicative of future price performance.

Equity Purchases

The following table presents information with respect to repurchases of common stock made by us during the three months ended December 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

October 2013	14,868	$67.00	14,868	$177,818,222

November 2013	102,569	66.06	102,569	171,042,409

December 2013	356,326	65.47	356,326	147,713,158

Total	473,763		473,763	147,713,158

In August 2013, the Company’s Board of Directors authorized a share repurchase program under which the Company may repurchase up to $200 million of its outstanding common stock on the open market or in privately negotiated transactions or otherwise. During the year ended December 31, 2013, the Company repurchased 786,805 shares of our common stock on the open market at an average price of $66.45 per share, for a total of $52.3 million under the authorization. All shares repurchased have been cancelled. For each share of stock repurchased, an equal number of Operating Partnership units were redeemed. Repurchases of common stock were financed through general corporate funds, including borrowings under existing lines of credit.

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

	Year Ended December 31
	2013	2012	2011	2010	2009
	(in thousands, except per share and per square foot data)
STATEMENT OF OPERATIONS DATA:
Rents, recoveries, and other shopping center revenues	$767,154	$747,974	$644,918	$626,427	$637,458
Income from continuing operations	189,368	157,817	141,399	122,606	104,463
Discontinued operations (1)			145,999	(20,279)	(183,624)
Net income (loss) (2)	189,368	157,817	287,398	102,327	(79,161)
Net (income) loss attributable to noncontrolling interests	(56,778)	(51,643)	(94,527)	(38,459)	25,649
Distributions to participating securities of TRG	(1,749)	(1,612)	(1,536)	(1,635)	(1,560)
Preferred dividends	(20,933)	(21,051)	(14,634)	(14,634)	(14,634)
Net income (loss) attributable to Taubman Centers, Inc. common shareowners	109,908	83,511	176,701	47,599	(69,706)
Net income (loss) per common share – diluted	1.71	1.37	3.03	0.86	(1.30)
Dividends declared per common share (3)	2.00	1.85	1.76	1.68	1.66
Weighted average number of common shares outstanding –basic	63,591,523	59,884,455	56,899,966	54,569,618	53,239,279
Weighted average number of common shares outstanding – diluted	64,575,412	61,376,444	58,529,089	55,702,813	53,986,656
Number of common shares outstanding at end of period	63,101,614	63,310,148	58,022,475	54,696,054	54,321,586
Ownership percentage of TRG at end of period	71%	71%	69%	68%	67%

BALANCE SHEET DATA:
Real estate before accumulated depreciation	4,485,090	4,246,000	4,020,954	3,528,297	3,496,853
Total assets	3,506,222	3,268,495	3,336,792	2,546,873	2,606,853
Total debt	3,058,053	2,952,030	3,145,602	2,656,560	2,691,019

SUPPLEMENTAL INFORMATION (4):
Funds from Operations attributable to TCO (2)(5)	236,662	197,671	285,400	160,138	144,220
Mall tenant sales (6)(7)	6,180,095	6,008,265	5,164,916	4,619,896	4,185,996
Sales per square foot (6)(7)(8)(9)	721	708	641	564	502
Number of shopping centers at end of period	25	24	23	23	23
Ending Mall GLA in thousands of square feet	11,677	11,360	11,009	10,942	10,946
Leased space (7)(10)	93.1%	93.4%	92.4%	92.0%	91.6%
Ending occupancy (7)	91.7%	91.8%	90.7%	90.1%	89.8%
Average occupancy (7)	90.9%	90.3%	88.8%	88.8%	89.4%
Average base rent per square foot (7)(8):
Consolidated businesses (7)(11)	$48.45	$46.86	$45.53	$43.63	$43.69
Unconsolidated Joint Ventures (11)	48.69	45.44	44.58	43.73	44.49
Combined (7)(11)	48.52	46.42	45.22	43.66	43.95

(1)
Discontinued operations includes the operations of Regency Square and The Pier Shops at Caesars (The Pier Shops). See “MD&A – Results of Operations –Dispositions/Discontinued Operations" for further information. In 2011, discontinued operations includes the gains on extinguishment of debt of $174.2 million related to the dispositions of The Pier Shops and Regency Square. In 2009, discontinued operations includes the $166.7 million (or $160.8 million at our share) impairment charges related to the write down of The Pier Shops and Regency Square to their fair values.

(2)
Funds from Operations (FFO) is defined and discussed in “MD&A – Results of Operations – Use of Non-GAAP Measures.” In 2012, net income and FFO include $6.4 million of charges upon redemption of Series G and H Cumulative Redeemable Preferred Stock, the $1.6 million loss on extinguishment of debt at The Mall at Millenia, and the $3.2 million PRC tax on sale of Taubman TCBL assets. See “MD&A – Results of Operations –Other Equity Transactions", “MD&A – Results of Operations –Debt Transactions" and “MD&A – Results of Operations –Taubman Asia" for further information. In 2011, net income and FFO include the gains on extinguishment of debt of $174.2 million related to the dispositions of The Pier Shops and Regency Square and $5.3 million of acquisition costs related to the acquisitions of The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village, and Taubman TCBL. See “MD&A – Results of Operations – U.S. Dispositions" and “MD&A – Results of Operations – Taubman Asia" for further information. In 2009, net loss includes and FFO excludes the $166.7 million (or $160.8 million at our share) impairment charges related to the write down of The Pier Shops and Regency Square to their fair values. In 2009, net loss and FFO include $30.4 million in charges related to the litigation settlements at Westfarms and a $2.5 million restructuring charge which primarily represented the cost of terminations of personnel.

(3)
Amount excludes a special dividend of $0.1834 per share, which was declared in 2010 as a result of the taxation of capital gain incurred from a restructuring of the Company’s ownership in International Plaza, including liquidation of the Operating Partnership’s private REIT.

(4)
All operating statistics for periods prior to 2013 exclude Taubman Prestige Outlets Chesterfield and all statistics for periods prior to 2012 exclude The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village, and City Creek Center, except for those reported as of December 31, 2011.

(5)
Reconciliations of net income attributable to TCO common shareowners to FFO for 2013, 2012, and 2011 are provided in “MD&A – Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations.” For 2010, net income attributable to TCO common shareowners of $47.6 million, adding back depreciation and amortization of $161.9 million, noncontrolling interests of $26.2 million, and distributions to participating securities of $1.6 million arrives at TRG’s FFO of $237.3 million, of which TCO’s share was $160.1 million. For 2009, net loss attributable to TCO common shareowners of $69.7 million, deducting noncontrolling interests of $31.2 million and adding back depreciation and amortization of $154.3 million, impairment charges of $160.8 million, and distributions to participating securities of $1.6 million arrives at TRG’s FFO of $215.8 million, of which TCO’s share was $144.2 million.

(6)	Based on reports of sales furnished by mall tenants.

(7)	Amounts in 2011, 2010, and 2009 exclude The Pier Shops and Regency Square. See “MD&A – Results of Operations – U.S. Dispositions" for further information.

(8)	See “MD&A – Rental Rates and Occupancy” for information regarding this statistic.

(9)
For all periods presented, this amount represents sales per square foot of comparable centers, which are defined as all centers that were owned and opened for the entire current and preceding period. In addition, 2013 and 2012 also exclude Arizona Mills.

(10)	Leased space comprises both occupied space and space that is leased but not yet occupied.

(11)	Amounts exclude spaces greater than 10,000 square feet.

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

References in this discussion to “beneficial interest” refer to our ownership or pro-rata share of the item being discussed. Also, the operations of the shopping centers are often best understood by measuring their performance as a whole, without regard to our ownership interest. Consequently, in addition to the discussion of the operations of the Consolidated Businesses, the operations of the Unconsolidated Joint Ventures are presented and discussed as a whole. The comparability of information used in measuring performance is affected by the opening of City Creek Center in March 2012 and Taubman Prestige Outlets Chesterfield (Chesterfield) in August 2013. Additional "comparable center" statistics that exclude City Creek Center and Chesterfield are provided to present the performance of comparable centers in our continuing operations. Comparable centers are generally defined as centers that were owned and open for the entire current and preceding period. See “Results of Operations – Development” for background and information on these centers. Comparable center statistics for 2012 have been restated to include comparable centers to 2013. Additionally, as a result of the January 2014 disposition of our interest in Arizona Mills, this center has been excluded from mall tenant sales per square foot, comparable mall tenant sales, and comparable occupancy costs as a percentage of mall tenant sales statistics reported for 2013 and 2012.

Overall Summary of Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our primary source of revenue is from the leasing of space in our shopping centers. Generally these leases are long term, with our average lease term of new leases at approximately eight years during 2013 and 2012, excluding temporary leases. Therefore general economic trends most directly impact our tenants’ sales and consequently their ability to perform under their existing lease agreements and expand into new locations as well as our ability to find new tenants for our shopping centers and increase rent per square foot.

For the fourth quarter of 2013, tenant sales per square foot increased 1.4% from the corresponding period in the prior year. For all of 2013, tenant sales per square foot were $721, a 1.8% increase from 2012 (see "Mall Tenant Sales and Center Revenues").

Ending occupancy was 92.1% for comparable centers at December 31, 2013, up 0.3% from 2012. We anticipate 2014 year-end occupancy will be about even with 2013. Rent per square foot increased 4.5% in 2013. We expect that average rents per square foot in 2014 will be up in comparison to 2013 by about 4%. The rents we are able to achieve are affected by economic trends and tenants’ expectations thereof, as described under “Rental Rates and Occupancy.” The spread between rents on openings and closings may not be indicative of future periods, as this statistic is not computed on comparable tenant spaces, and can vary significantly from period to period depending on the total amount, location, and average size of tenant space opening and closing in the period. Mall tenant sales, occupancy levels, and our resulting revenues are seasonal in nature (see “Seasonality").

Our analysis of our financial results begins under “Results of Operations” and we provide information about transactions that affected the periods presented or will affect operations in the future.

We have been active in developing and expanding our U.S. shopping center portfolio, including the opening of Chesterfield in 2013 and City Creek Center in 2012. We also have two U.S. development projects under construction: The Mall at University Town Center and The Mall of San Juan. We are breaking ground on a redevelopment of International Market Place in Waikiki, Honolulu, Hawaii in early March 2014. (see "Liquidity and Capital Resources - Capital Spending - New Developments").

In January 2014, we sold a total of 49.9% of our interests in the entity that owns International Plaza, which we had 100% ownership of as the result of acquiring a a 49.9% ownership interest in 2012. Also in January 2014, we sold our 50% interest in Arizona Mills and land in Syosset, New York related to our former Oyster Bay project (See "Results of Operations - U.S. Dispositions"). In 2012, we acquired an additional 25% interest in Waterside Shops. In 2011, we completed the purchases of The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village (see "Results of Operations - U.S. Acquisitions").

Dispositions of The Pier Shops at Caesars (The Pier Shops) and Regency Square were completed in November and December of 2011, respectively. Titles to the properties were transferred to the mortgage lenders. As a result, we were relieved of our $207.2 million of debt obligations plus accrued interest associated with the properties. See “Results of Operations – U.S. Dispositions” for further discussion.

We also describe our growth activities in Asia with updates on our investments in new development projects, including CityOn.Xi'an, CityOn.Zhengzhou, and Hanam Union Square, as well as service agreements for IFC Mall in South Korea and the Studio City retail project in the Cotai region of Macau, China (see “Results of Operations – Taubman Asia”). In 2012, we sold assets of the Taubman TCBL business that was acquired in 2011 (see "Results of Operations - Taubman Asia").

We have certain additional sources of income beyond our rental revenues, recoveries from tenants, and revenue from management, leasing, and development services. We disclose our share of these sources of income under “Results of Operations – Other Income.” Expectations about general and administrative and pre-development expenses are discussed under "Results of Operations - Other Expenses."

We have been very active in managing our balance sheet and beneficial interest in debt, completing an unsecured term loan to payoff our loan on Beverly Center, construction financing for The Mall at University Town Center, an increase, extension of, and conversion to unsecured of our primary revolving line of credit, payoff of our loan on Stony Point Fashion Park (Stony Point) in 2014, and financings or refinancings of City Creek Center, The Mall at Green Hills, Great Lakes Crossings Outlets, and other centers as outlined under “Results of Operations – Debt Transactions.”

We have similarly been active in the equity markets. During 2013, we repurchased $52.3 million of common stock under a share repurchase program. Also in 2013, we completed a preferred stock offering of $170 million of 6.25% Series K Cumulative Redeemable Preferred Stock (Series K Preferred Stock ) (see "Results of Operations - Other Equity Transactions"). In 2012, we redeemed the Series G and H Cumulative Redeemable Preferred Stock (Series G and H Preferred Stock), completed a preferred stock offering of $192.5 million of 6.5% Series J Cumulative Redeemable Preferred Stock (Series J Preferred Stock), and a common equity offering of 2,875,000 common shares (see "Results of Operations - Other Equity Transactions").

As information useful to understanding our results, we have described the reasons for our use of non-GAAP measures such as Beneficial Interest in EBITDA and Funds from Operations (FFO) under “Results of Operations – Use of Non-GAAP Measures.”

With all the preceding information as background, we then provide insight and explanations for variances in our financial results for 2013, 2012, and 2011 under “Comparison of 2013 to 2012” and “Comparison of 2012 to 2011.” We then discuss our application of critical accounting policies and then provide reconciliations from net income and net income allocable to common shareowners to our non-GAAP measures.

Our discussion of sources and uses of capital resources under “Liquidity and Capital Resources” begins with a brief overview of our financial position as of December 31, 2013. We then discuss our capital activities and transactions that occurred in 2013. After that, analysis of specific operating, investing, and financing activities is provided in more detail.

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

The Mall at University Town Center, our project in Sarasota, Florida, is scheduled to open in October 2014. We also have development projects including The Mall of San Juan, International Market Place, CityOn.Xi'an, CityOn.Zhengzhou and Hanam Union Square, all of which are expected to open over the next several years. We also provide information on our capital spending in 2013 and 2012, as well as planned capital spending for 2014 and spending scheduled for all new center projects through their anticipated opening dates (see "Liquidity and Capital Resources - Capital Spending").

Dividends and distributions are also significant uses of our capital resources. The factors considered when determining the amount of our dividends, including requirements arising because of our status as a REIT, are described under “Liquidity and Capital Resources – Dividends.”

Mall Tenant Sales and Center Revenues

Our mall tenants reported a 1.4% increase in sales per square foot in the fourth quarter of 2013 compared to the corresponding period in the prior year. For all of 2013, our tenant sales increased 1.8% over 2012 to a new record level for our centers of $721 per square foot.

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

In negotiating lease renewals, we generally intend to maximize the minimum rentals we achieve. As a result, a tenant will generally pay a higher amount of minimum rent and an initially lower amount of percentage rent upon renewal.

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

The following table summarizes occupancy costs, excluding utilities, for mall tenants as a percentage of mall tenant sales:

	2013	2012	2011
Mall tenant sales (in thousands) (1)	$6,180,095	$6,008,265	$5,164,916
Sales per square foot	721	708	641

Consolidated Businesses:
Minimum rents	8.3%	8.1%	8.4%
Percentage rents	0.6	0.6	0.5
Expense recoveries	4.3	4.1	4.5
Mall tenant occupancy costs as a percentage of mall tenant sales	13.2%	12.8%	13.4%
Unconsolidated Joint Ventures:
Minimum rents	8.1%	7.7%	7.9%
Percentage rents	0.5	0.5	0.5
Expense recoveries	4.0	4.0	3.8
Mall tenant occupancy costs as a percentage of mall tenant sales	12.6%	12.2%	12.2%
Combined:
Minimum rents	8.2%	8.0%	8.2%
Percentage rents	0.5	0.5	0.5
Expense recoveries	4.3	4.2	4.3
Mall tenant occupancy costs as a percentage of mall tenant sales	13.0%	12.7%	13.0%

(1)	Based on reports of sales furnished by mall tenants.

Rental Rates and Occupancy

As leases have expired in the centers, we have generally been able to rent the available space, either to the existing tenant or a new tenant, at rental rates that are higher than those of the expired leases. Generally, center revenues have increased as older leases rolled over or were terminated early and replaced with new leases negotiated at current rental rates that were usually higher than the average rates for existing leases. Average rent per square foot statistics reflect the contractual rental terms of the lease currently in effect and include the impact of rental concessions. In periods of increasing sales, rents on new leases will generally tend to rise. In periods of slower growth or declining sales, rents on new leases will grow more slowly or will decline for the opposite reason, as tenants' expectations of future growth become less optimistic. Average rent per square foot in 2014 is expected to be up about 4%. Rent per square foot information for centers in our Consolidated Businesses and Unconsolidated Joint Ventures follows:

	2013 (1) (2)	2012 (1) (2)	2011 (1) (2)
Average rent per square foot:
Consolidated Businesses	$48.45	$46.86	$45.53
Unconsolidated Joint Ventures	48.69	45.44	44.58
Combined	48.52	46.42	45.22
Opening base rent per square foot:
Consolidated Businesses	$48.26	$55.78	$59.31
Unconsolidated Joint Ventures	60.47	54.95	45.42
Combined	51.99	55.59	56.20
Square feet of GLA opened:
Consolidated Businesses	871,518	932,775	989,260
Unconsolidated Joint Ventures	383,037	278,651	285,919
Combined	1,254,555	1,211,426	1,275,179
Closing base rent per square foot:
Consolidated Businesses	$44.25	$45.94	$49.27
Unconsolidated Joint Ventures	47.93	50.50	43.98
Combined	45.27	47.07	47.93
Square feet of GLA closed:
Consolidated Businesses	892,728	916,345	1,013,284
Unconsolidated Joint Ventures	343,381	301,724	344,799
Combined	1,236,109	1,218,069	1,358,083
Releasing spread per square foot:
Consolidated Businesses	$4.01	$9.84	$10.04
Unconsolidated Joint Ventures	12.54	4.45	1.44
Combined	6.72	8.52	8.27
Releasing spread per square foot growth:
Consolidated Businesses	9.1%	21.4%	20.4%
Unconsolidated Joint Ventures	26.2%	8.8%	3.3%
Combined	14.8%	18.1%	17.3%

(1) Statistics exclude non-comparable centers.
(2) Opening and closing statistics exclude spaces greater than 10,000 square feet.

The spread between opening and closing rents may not be indicative of future periods, as this statistic is not computed on comparable tenant spaces, and can vary significantly from period to period depending on the total amount, location, and average size of tenant space opening and closing in the period.

Mall tenant ending occupancy, average occupancy, and leased space rates are as follows:

	2013	2012	2011
Ending occupancy - all centers	91.7%	91.8%	90.7%
Ending occupancy - comparable centers	92.1	91.8
Average occupancy - all centers	90.9	90.3	88.8
Average occupancy - comparable centers	91.1	90.4
Leased space - all centers	93.1	93.4	92.4
Leased space - comparable centers	93.6	93.3

We expect 2014 year-end occupancy will be about even with 2013. Temporary tenant leasing continues to be strong and ended the year at about 4.2% for comparable centers compared to 5% in 2012 and 4.9% in 2011. Temporary tenants, defined as those with lease terms less than or equal to a year, are not included in occupancy or leased space statistics. Tenant bankruptcy filings as a percentage of the total number of tenant leases was 0.3% in 2013, compared to 0.7% in 2012, and 1.5% in 2011.

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

	2013
	Total	4th quarter	3rd quarter	2nd quarter	1st quarter
	(in thousands, except occupancy and leased space data)
Mall tenant sales (1)	$6,180,095	$1,913,865	$1,405,246	$1,406,196	$1,454,788
Revenues and nonoperating income (expense):
Consolidated Businesses	768,502	211,289	193,482	178,237	185,494
Unconsolidated Joint Ventures	294,714	85,531	71,858	69,766	67,559
Occupancy:
Ending - comparable	92.1%	92.1%	91.3%	90.6%	90.2%
Average - comparable	91.1	92.0	91.1	90.6	90.4
Ending - all centers	91.7	91.7	90.9	90.7	90.3
Average - all centers	90.9	91.6	90.8	90.7	90.4
Leased Space:
Comparable	93.6%	93.6%	93.1%	92.5%	92.3%
All centers	93.1	93.1	92.6	92.6	92.4

(1)	Based on reports of sales furnished by mall tenants.

Because the seasonality of sales contrasts with the generally fixed nature of minimum rents and recoveries, mall tenant occupancy costs (the sum of minimum rents, percentage rents, and expense recoveries, excluding utilities) as a percentage of sales are considerably higher in the first three quarters than they are in the fourth quarter.

	2013
	Total	4th quarter	3rd quarter	2nd quarter	1st quarter
Consolidated Businesses:
Minimum rents	8.3%	6.9%	9.0%	9.0%	8.8%
Percentage rents	0.6	0.9	0.5	0.1	0.5
Expense recoveries	4.3	3.8	4.7	4.6	4.4
Mall tenant occupancy costs	13.2%	11.6%	14.2%	13.7%	13.7%
Unconsolidated Joint Ventures:
Minimum rents	8.1%	6.9%	9.1%	9.0%	7.7%
Percentage rents	0.5	0.7	0.5	0.3	0.5
Expense recoveries	4.0	3.8	4.5	4.3	3.8
Mall tenant occupancy costs	12.6%	11.4%	14.1%	13.6%	12.0%
Combined:
Minimum rents	8.2%	6.9%	9.0%	9.0%	8.5%
Percentage rents	0.5	0.8	0.5	0.2	0.5
Expense recoveries	4.3	3.9	4.7	4.4	4.2
Mall tenant occupancy costs	13.0%	11.6%	14.2%	13.6%	13.2%

Results of Operations

In addition to the results and trends in our operations discussed in the preceding sections, the following sections discuss certain transactions that affected operations in 2013, 2012, and 2011, or are expected to affect operations in the future.

U.S. Development

In August 2013, a new outlet center, Taubman Prestige Outlets Chesterfield, opened in the western St. Louis suburb of Chesterfield. In September 2013, we redeemed our outlet joint venture partner's 10% interest in this business, increasing our ownership to 100%. City Creek Center, a mixed-use project in Salt Lake City, Utah, opened in March 2012.

Our United States development currently includes two projects that are under construction: The Mall at University Town Center, which is scheduled to open in October 2014, and The Mall of San Juan (see "Liquidity and Capital Resources - Capital Spending - New Developments"). In addition, we are progressing on projects in Waikiki, Honolulu, Hawaii and Miami, Florida (see "Liquidity and Capital Resources - Capital Spending - New Developments"), with construction expected to begin on both in 2014.

U.S. Dispositions

In January 2014, we sold a total of 49.9% of our interests in the entity that owns International Plaza, including certain governance rights, for $499 million, which consisted of $337 million of cash and approximately $162 million of beneficial interest in debt. A gain in excess of $350 million will be recognized in the first quarter of 2014. The gain on the transaction will represent the excess of the sales price over our book basis in the interests sold. Our book basis in the interests was not impacted by the December 2012 acquisition of an additional interest in the center, which was accounted for as an equity transaction (see Note 2 - “Acquisitions, Dispositions, and Developments” to our consolidated financial statements). The disposition decreased our ownership in the center to a noncontrolling 50.1% interest. We will account for our remaining interest in International Plaza under the equity method of accounting (See "Results of Operations - U.S. Acquisitions" and Note 21 - “Subsequent Events” to our consolidated financial statements).

Also in January 2014, we completed the sale of land in Syosset, New York relating to our former Oyster Bay project, and our 50% interest in Arizona Mills, an Unconsolidated Joint Venture, to Simon Property Group. The consideration consisted of $60 million of cash and 555,150 partnership units in Simon Property Group Limited Partnership. The number of partnership units issued was determined based on a value of $154.91 per unit. As a result of the sale, we were relieved of our $84 million share of the current $167 million mortgage loan on Arizona Mills, bringing the transaction's total value to $230 million. A gain in excess of $100 million will be recognized in the first quarter of 2014.

As a result of the above transactions, Funds from Operations (FFO) for 2014 will be unfavorably impacted by approximately $11 million ($0.12 per diluted common share). The effect of the transactions on net income allocable to common shareholders (EPS) will be neutral due to the offsetting reduction in depreciation expense. The gains on the dispositions described above will be excluded from FFO. See "Results of Operations - Use of Non-GAAP Measures" for the definition of FFO.

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

U.S. Acquisitions

In December 2012, we acquired an additional 49.9% interest in International Plaza, located in Tampa, Florida, bringing our ownership in the shopping center to 100%. The $437 million purchase price for the outside partner's interest in the consolidated joint venture that owns the center consisted of $275 million of cash and approximately $162 million of beneficial interest in debt. The excess of the purchase price over the net book value of the interest acquired was accounted for as a reduction of additional paid-in-capital and equity of the noncontrolling partners in TRG. Subsequently, in January 2014, we sold 49.9% of our interests in the entity that owns the center (See "Results of Operations - U.S. Dispositions").

Also in December 2012, we acquired an additional 25% interest in Waterside Shops, which brought our ownership interest in the center to 50%. The $155 million purchase price for 50% of the center consisted of $72.5 million of cash and $82.5 million of beneficial interest in debt. Our share of the consideration for the additional interest was $77.5 million, which consisted of cash and beneficial interest in debt of $36.3 million and $41.3 million, respectively. Our share of the difference between the purchase price and the net book value of the additional interest in the Unconsolidated Joint Venture was $52.7 million, which was allocated to land, buildings, improvements, and equipment. Beneficial interest in debt was increased by a $3.9 million purchase accounting premium to record the debt at fair value. The premium is being amortized as a reduction of interest expense over the remaining term of the debt and had a $2.9 million balance at December 31, 2013.

In December 2011, we acquired The Mall at Green Hills in Nashville, Tennessee, and The Gardens on El Paseo and El Paseo Village in Palm Desert, California from affiliates of Davis Street Properties, LLC. The consideration for the properties was $560 million. The consideration consisted of the assumption of $206 million of debt, $281.5 million in installment notes, and the issuance of 1.3 million of Operating Partnership units. The consideration was allocated to land; buildings, improvements, and equipment; and deferred charges and other assets. Beneficial interest in debt was increased by a $9.6 million purchase accounting premium to record the debt at fair value. The premium is being amortized as a reduction of interest expense over the remaining terms of the debt and had a $2.9 million balance at December 31, 2013. In addition, a liability was recorded to adjust the purchase price for below market rentals. The installment notes were repaid in 2012.

Taubman Asia

We have formed a joint venture with Beijing Wangfujing Department Store (Group) Co., Ltd (Wangfujing), one of China's largest department store chains, to build a shopping mall, CityOn.Zhengzhou, in Zhengzhou, China. As of December 31, 2013, we had invested $39.4 million in the project, including cumulative currency translation adjustments (see "Liquidity and Capital Resources - Capital Spending - New Developments").

We have also formed a joint venture with Wangfujing to own an interest in a shopping center, CityOn.Xi'an, to be located at Xi'an Saigao City Plaza in Xi'an, China. As of December 31, 2013, we had invested $56.1 million in the project, including cumulative currency translation adjustments (see "Liquidity and Capital Resources - Capital Spending - New Developments").

We have invested in a shopping mall project in Hanam, Gyeonggi Province, South Korea (Hanam Union Square) in which we have partnered with Shinsegae Group (Shinsegae), South Korea's largest retailer. As of December 31, 2013, we had invested $97.8 million, including cumulative currency translation adjustments (see "Liquidity and Capital Resources - Capital Spending - New Developments").

In August 2012, IFC Mall opened in Yeouido, South Korea. We provide management and leasing services for the 0.4 million square foot mall. We recognized the first installment of the leasing success fee in 2011, the second installment in 2012, and the final installment in September 2013.

In 2013, we signed an agreement to provide management, leasing, and development services for the retail portion of Studio City, a cinematically-themed integrated entertainment, retail and gaming resort developed by Melco Crown Entertainment Limited in the Cotai region of Macau, China. We will have no ownership interest in the center.

In November 2012, we sold assets of Taubman TCBL, which eliminated our ownership of the third party business of this company, which was acquired in 2011. The assets were sold for $15.5 million, an amount approximately equal to our investment in Taubman TCBL. The purchase price was adjusted for certain working capital and other costs. In connection with the sale, we incurred People's Republic of China (PRC) taxes of $3.2 million.

Center Operations

For the year ended December 31, 2013, NOI excluding lease cancellation income was up 3.4% from 2012. We estimate that NOI of our comparable centers, excluding lease cancellation income, will be up about 3% in 2014. We expect an increase in tenant rents resulting from a higher average rent per square foot. Other revenue line items of comparable centers, including net recoveries, percentage rent, and other income are expected to be relatively flat on a combined basis. See “Results of Operations – Use of Non-GAAP Measures” for the definition and discussion of NOI and see “Reconciliation of Net Income to Net Operating Income.”

Management, Leasing and Development Services

We expect net management, leasing, and development income to be $7 million to $8 million in 2014, including the impact of the services contract as described under "Taubman Asia" above for the retail project in Macau. Our management and leasing services to Woodfield Mall in Schaumburg, Illinois were terminated in November 2012. Also see "Taubman Asia" above regarding the recent IFC Mall service fees and the disposition of Taubman TCBL's third party business.
Other Income

We have certain additional sources of income beyond our rental revenues, recoveries from tenants, and revenues from management, leasing, and development services, as summarized in the following table. Shopping center related revenues include parking, sponsorship, and other income. Lease cancellation revenue is primarily dependent on the overall economy and performance of particular retailers in specific locations and can vary significantly. Our share of lease cancellation income from continuing operations over the last five years ranged from 2011's $2.6 million to 2010’s $21.6 million. In 2014, we are currently estimating our share of lease cancellation income to be approximately $4 million. Gains on peripheral land sales can also vary significantly from year-to-year, depending on the results of negotiations with potential purchasers of land, as well as the economy and the timing of the transactions. In February 2013, we closed on a peripheral land sale with a $0.9 million gain. We are not expecting peripheral land sale gains, if any, in 2014 to be significant.

	2013		2012		2011
	Consolidated Businesses	Unconsolidated Joint Ventures	Consolidated Businesses	Unconsolidated Joint Ventures	Consolidated Businesses	Unconsolidated Joint Ventures
	(Operating Partnership’s share in millions)
Other income from continuing operations:
Shopping center related revenues	$26.6	$3.5	$25.7	$3.1	$22.3	$2.7
Lease cancellation revenue	4.2	0.8	3.3	0.8	2.3	0.4
	$30.8	$4.3	$29.1	$3.8	$24.5	$3.1

Nonoperating income (expense):
Gains on sales of peripheral land	$0.9				$0.5
Gain on sale of marketable securities	1.3
Nonoperating expense	(1.0)
Interest income	0.2		$0.3		0.7	$0.1
	$1.3		$0.3		$1.2	$0.1

(1)	Amounts in this table may not add due to rounding.

Other Expenses
In 2013, we began classifying certain Asia expenses in general and administrative expense, as opposed to pre-development expense. We moved from mainly a pursuit and third party business to one that is primarily executing investments in new projects. This is consistent with the presentation of our U.S. business.

During 2013, we incurred $50.0 million of general and administrative expenses. Our quarterly general and administrative expense run rate is expected to continue to average between $12 million and $13 million, including both U.S. and Asia costs.

We expense all costs relating to a potential development, including payroll, until it is considered probable the development of the project will go forward. In 2013, our share of such expenses was $10.6 million. In 2014, we expect our share of this pre-development expense, including that for both the U.S. and Asia, to be in the range of $6 million to $7 million.

Debt Transactions

A series of debt financings were completed in the three-year period ended December 31, 2013 as follows:

	Date	Initial Loan Balance/Facility Amount	Stated Interest Rate	Maturity Date(1)
		(in millions)
TRG term loan (2)	November 2013	$475	LIBOR + 1.35% (2)	February 2019
The Mall at Green Hills	November 2013	150	LIBOR + 1.60%	December 2018
The Mall at University Town Center	October 2013	225	LIBOR + 1.70% (3)	October 2016
City Creek Center	July 2013	85	4.37%	August 2023
TRG primary revolving credit facility (4)	February 2013	1,100	LIBOR + 1.45% (4)	March 2017
Great Lakes Crossing Outlets	January 2013	225	3.60%	January 2023
Taubman Land Associates	November 2012	24	3.84%	November 2022
The Mall at Millenia (5)	October 2012	350	4.00%	October 2024
Sunvalley	August 2012	190	4.44%	September 2022
Westfarms	June 2012	320	4.50%	July 2022
TRG secondary revolving credit facility	April 2012	65	LIBOR + 1.40%	April 2014
International Plaza	November 2011	325	4.85%	December 2021
Fair Oaks	July 2011	275	LIBOR + 1.70% (6)	July 2018
TRG primary revolving credit facility	July 2011	650	LIBOR + 1.75%	January 2015

(1)	Excludes any options to extend the maturities (see the footnotes to our financial statements regarding extension options).

(2)
The $475 million unsecured term loan includes an accordion feature that would increase the borrowing capacity up to $600 million, if fully exercised. The loan bears interest at a range of LIBOR plus 1.35% to LIBOR plus 1.90% based on our total leverage ratio. Beginning January 2, 2014, the LIBOR interest rate was swapped to 1.65% until maturity. Proceeds from the unsecured loan were utilized to pay off the mortgage payable on Beverly Center in November 2013.

(3)	The interest rate decreases to LIBOR + 1.60% upon the achievement of certain performance measures.

(4)
The loan includes an accordion feature that would increase the borrowing capacity to as much as $1.5 billion, if fully exercised. The loan bears interest at a range of LIBOR plus 1.45% to LIBOR plus 1.85% based on our leverage ratio.

(5)	Since the refinancing of this loan was earlier than allowed under the agreement, the joint venture incurred a $3.2 million defeasance charge, of which $1.6 million was our share.

(6)	The loan has been swapped to an effective rate of 4.10% through April 2018.

In January 2014, we used funds from the sale of a total of 49.9% of our interests in the entity that owns International Plaza to pay down the $99.5 million loan on Stony Point Fashion Park that was scheduled to mature in June 2014 (See "Liquidity and Capital Resources").

In January 2014, we were relieved of our $84 million share of the $167 million mortgage loan outstanding on Arizona Mills at the time of the sale.

In December 2012, our beneficial interest in debt of International Plaza increased by $162 million upon the acquisition of a 49.9% additional interest in this center, but decreased in January 2014 by this same amount upon the disposition of a total of 49.9% of our interests. As of December 31, 2013 and 2012, International Plaza was consolidated in our financial statements; therefore, the center's $325 million mortgage debt was presented at 100% in our consolidated balance sheet as of these dates.

Also in December 2012, we assumed $41.3 million of additional beneficial interest in debt as part of our purchase of an additional 25% interest in the Unconsolidated Joint Venture Waterside Shops (see "Results of Operations - U.S. Acquisitions").

In December 2011, we assumed $206 million of debt in relation to the acquisition of The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village (see "Results of Operations - U.S. Acquisitions").

Other Equity Transactions

In September 2013, we began repurchasing common shares under a $200 million share repurchase program. Repurchases of common stock were financed through general corporate funds, including borrowings under existing revolving lines of credit. As of December 31, 2013, we repurchased 786,805 shares of our common stock at an average price of $66.45 per share, for a total of $52.3 million under the authorization. All shares repurchased have been cancelled. For each share of our stock repurchased, an equal number of our Operating Partnership units were redeemed. As of December 31, 2013, $147.7 million remained of the August 2013 authorization.

In September 2013, we redeemed our outlet joint venture partner's 10% interest in this business for $1.1 million, increasing our ownership to 100%.

In March 2013, we issued 6,800,000 shares or $170 million of 6.25% Series K Cumulative Redeemable Preferred Stock (Series K Preferred Stock). Offering costs of $5.6 million were incurred in connection with this issuance. Net proceeds after offering costs of $164.4 million were used to reduce outstanding borrowings under our revolving lines of credit.

In August 2012, we issued 7,700,000 shares or $192.5 million of 6.5% Series J Preferred Stock. Proceeds from the issuance were used to redeem all of our $100 million 8.00% Series G Preferred Stock and $87 million 7.625% Series H Preferred Stock in September 2012. We recognized a $6.4 million charge representing the difference in the book values over the redemption amounts of the Series G and Series H Preferred Stock redeemed.

We sold 2,875,000 and 2,012,500 of our common shares in August 2012 and June 2011, respectively. The proceeds from both offerings were used to acquire an equal number of Operating Partnership units and the Operating Partnership paid all offering costs. The Operating Partnership used the net proceeds of $208.9 million and $112 million, respectively, to reduce outstanding borrowings under our revolving lines of credit.

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
We may also present adjusted versions of NOI, Beneficial Interest in EBITDA, and FFO when used by management to evaluate our operating performance when certain significant items have impacted our results that affect comparability with prior or future periods due to the nature or amounts of these items. In addition to the reasons noted above for each measure, we believe the disclosure of the adjusted items is similarly useful to investors and others to understand management's view on comparability of such measures between periods. In 2012, FFO was adjusted for the charge upon redemption of our Series G and H Preferred Stock, the PRC tax on sale of assets of Taubman TCBL, and the loss on extinguishment of debt related to the refinancing of The Mall at Millenia. In 2011, FFO was adjusted for the gains on extinguishment of debt related to the disposition of The Pier Shops and Regency Square, acquisition costs related to The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village, and Taubman TCBL, and our redemption of the Operating Partnership's Series F Preferred Equity. FFO was not adjusted in 2013.

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

Comparison of 2013 to 2012
The following table sets forth operating results for 2013 and 2012, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

	2013		2012
	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)
	(in millions)
REVENUES:
Minimum rents	$417.7	$172.3	$398.3	$161.8
Percentage rents	28.5	10.3	28.0	10.7
Expense recoveries	272.5	104.2	258.3	102.5
Management, leasing, and development services	16.1		31.8
Other	32.3	8.0	31.6	7.1
Total revenues	$767.2	$294.7	$748.0	$282.1

EXPENSES:
Maintenance, taxes, utilities, and promotion	$215.8	$75.0	$201.6	$73.0
Other operating	71.2	15.4	73.2	14.9
Management, leasing, and development services	5.3		27.4
General and administrative	50.0		39.7
Interest expense (2)	130.0	67.9	142.6	68.8
Depreciation and amortization (3)	155.8	39.3	149.5	38.3
Total expenses	$628.2	$197.7	$634.0	$195.0
Nonoperating income (expense)	1.3	—	0.3	—
		$97.0		$87.2
Income before income tax expense and equity in income of Unconsolidated Joint Ventures	$140.3		$114.3
Income tax expense (4)	(3.4)		(5.0)
Equity in income of Unconsolidated Joint Ventures (3)	52.5		48.5
Net income	189.4		157.8
Net income attributable to noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	(10.3)		(11.9)
Noncontrolling share of income of TRG	(46.4)		(39.7)
Distributions to participating securities of TRG	(1.7)		(1.6)
Preferred stock dividends (5)	(20.9)		(21.1)
Net income attributable to Taubman Centers, Inc. common shareowners	$109.9		$83.5
SUPPLEMENTAL INFORMATION (6):
EBITDA - 100%	$426.1	$204.3	$406.4	$194.3
EBITDA - outside partners' share	(24.1)	(89.4)	(38.3)	(87.2)
Beneficial interest in EBITDA	$402.0	$114.9	$368.2	$107.0
Beneficial interest expense (2)	(121.4)	(37.6)	(126.0)	(35.9)
Beneficial income tax expense - TRG and TCO	(3.4)		(4.9)
Beneficial income tax expense - TCO	0.2
Non-real estate depreciation	(3.0)		(2.7)
Preferred dividends and distributions (5)	(20.9)		(21.1)
Funds from Operations contribution	$253.5	$77.4	$213.5	$71.2

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

(2)	Includes a charge related to the early extinguishment of debt at The Mall at Millenia in October 2012 of $3.2 million, of which TRG's share is $1.6 million.

(3)
Amortization of our additional basis in the Operating Partnership included in depreciation and amortization was $4.9 million in both 2013 and 2012. Also, amortization of our additional basis included in equity in income of Unconsolidated Joint Ventures was $1.9 million in both 2013 and 2012.

(4)	Income tax expense for 2012 includes PRC taxes of $3.2 million on the sale of Taubman TCBL assets.

(5)	See "Results of Operations - Other Equity Transactions" for information regarding the Preferred Stock that was redeemed during 2012.

(6)	See “Results of Operations– Use of Non-GAAP Measures” for the definition and discussion of EBITDA and FFO.

(7)	Amounts in this table may not add due to rounding.

Consolidated Businesses

Total revenues for the year ended December 31, 2013 were $767.2 million, a $19.2 million or 2.6% increase over 2012. Minimum rents increased primarily due to increases in average rent per square foot and average occupancy, as well as non-comparable centers. Expense recoveries increased primarily due to an increase in recoverable property taxes, an increase in fixed CAM revenue, and City Creek and Chesterfield (non-comparable centers). Management, leasing, and development revenue decreased primarily due to the elimination of the third party business of Taubman TCBL, the loss of the Woodfield Mall contract, and a decrease in reimbursable costs, partially offset by our final leasing success fee for our leasing of IFC Mall in Seoul, South Korea and our services for Studio City in the Cotai region of Macau, China.

Total expenses were $628.2 million, a $5.8 million or 0.9% decrease from 2012. Maintenance, taxes, utilities, and promotion expense increased due to increased property taxes and maintenance costs at certain centers, as well as non-comparable centers. Other operating expense decreased due to the reclassification of certain Asia costs to general and administrative expense (see "Results of Options - Taubman Asia"), partially offset by an increase in development expense and non-comparable centers. Management, leasing and development expenses decreased primarily due to the elimination of the third party business of Taubman TCBL, the loss of the Woodfield Mall contract, and a decrease in reimbursable costs. General and administrative expense increased due to the reclassification of certain Asia costs to general and administrative expense. Interest expense decreased due to the 2012 and the 2013 equity offerings, capitalization of U.S. and Asia development projects, the payoff of the Beverly Center loan, and the refinancing of our loan on The Mall at Green Hills. These decreases in interest expense were partially offset by interest on borrowings for our acquisitions, the financing of City Creek Center, and the write-off of original deferred financing costs upon the refinancing of our primary revolving line of credit. Depreciation expense increased primarily due to write-offs of fixed assets at certain centers and changes in depreciable lives of tenant allowances in connection with early terminations.

In 2013, non-comparable centers contributed total operating revenues of $28.7 million, and incurred operating expenses, excluding interest, depreciation, and amortization, of $18.4 million. In 2012, non-comparable centers contributed total operating revenues of $19.7 million, and incurred operating expenses of $11.4 million.

Nonoperating income increased by $1.0 million in 2013 due to a gain on the sale of marketable securities as well as a gain on the sale of peripheral land, and was offset by an increase in nonoperating expenses primarily related to the 2014 dispositions of Arizona Mills and interests in International Plaza. Income tax expense decreased primarily as a result of the nonrecurring PRC tax on sale of assets of Taubman TCBL in 2012.

Unconsolidated Joint Ventures

Total revenues for the year ended December 31, 2013 were $294.7 million, a $12.6 million or 4.5% increase from 2012. Minimum rents increased primarily due to increased average rent per square foot partially offset by a decrease in average occupancy. Expense recoveries increased due to increased recoverable property taxes and increased fixed CAM revenue.

Total expenses increased by $2.7 million or 1.4%, to $197.7 million for the year ended December 31, 2013. Maintenance, taxes, utilities, and promotion expense increased primarily due to increased property taxes and electricity costs at certain centers. Interest expense decreased due to the October 2012 refinancing of The Mall at Millenia which included the charge on the early extinguishment of its debt, as well as the amortization of the Waterside Shops purchase accounting premium to record the debt at fair value, offset by the refinancings of Westfarms and Sunvalley with larger loan amounts in 2012. Depreciation expense increased primarily due to the depreciation of abandoned fixed assets at certain centers and the acquisition of the additional interest in Waterside Shops.

As a result of the foregoing, income of the Unconsolidated Joint Ventures increased by $9.8 million to $97.0 million. Our equity in income of the Unconsolidated Joint Ventures was $52.5 million, a $4.0 million increase from 2012.

Net Income

Net income increased by $31.6 million for the year ended December 31, 2013. After allocation of income to noncontrolling, preferred, and participating interests, the net income attributable to common shareowners for 2013 was $109.9 million compared to $83.5 million in 2012.

FFO and FFO per Share

Our FFO was $330.8 million for 2013 compared to $284.7 million for 2012. FFO per diluted share was $3.65 in 2013 compared to $3.21 in 2012. Adjusted FFO in 2012, which excludes charges upon redemption of the Series G and H Preferred Stock, the PRC tax on sale of assets of Taubman TCBL, and the loss on extinguishment of debt related to The Mall at Millenia refinancing was $295.8 million. See “Results of Operations – Use of Non-GAAP Measures” for the definition of FFO and “Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations.”

Comparison of 2012 to 2011

The following table sets forth operating results for 2012 and 2011, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

	2012		2011
	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)
	(in millions)
REVENUES:
Minimum rents	$398.3	$161.8	$342.6	$155.7
Percentage rents	28.0	10.7	20.4	9.0
Expense recoveries	258.3	102.5	229.3	95.9
Management, leasing, and development services	31.8		25.6
Other	31.6	7.1	27.1	5.8
Total revenues	$748.0	$282.1	$644.9	$266.5

EXPENSES:
Maintenance, taxes, utilities, and promotion	$201.6	$73.0	$179.1	$67.9
Other operating	73.2	14.9	67.3	14.4
Management, leasing, and development services	27.4		12.0
General and administrative	39.7		31.6
Acquisition costs			5.3
Interest expense (2)	142.6	68.8	122.3	61.0
Depreciation and amortization (3)	149.5	38.3	132.7	39.3
Total expenses	$634.0	$195.0	$550.2	$182.6
Nonoperating income	0.3	—	1.3	0.2
		$87.2		$84.0
Income from continuing operations before income tax expense and equity in income of Unconsolidated Joint Ventures	$114.3		$95.9
Income tax expense (4)	(5.0)		(0.6)
Equity in income of Unconsolidated Joint Ventures (3)	48.5		46.1
Income from continuing operations	$157.8		$141.4
Discontinued operations (5):
Gain on extinguishment of debt			$174.2
Other discontinued operations			(28.2)
Net income	157.8		287.4
Net income attributable to noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	(11.9)		(14.4)
TRG Series F preferred distributions (6)			0.4
Noncontrolling share of income of TRG - continuing operations	(39.7)		(36.2)
Noncontrolling share of income of TRG - discontinued operations			(44.3)
Distributions to participating securities of TRG	(1.6)		(1.5)
Preferred stock dividends (6)	(21.1)		(14.6)
Net income attributable to Taubman Centers, Inc. common shareowners	$83.5		$176.7
SUPPLEMENTAL INFORMATION (7):
EBITDA - 100%	$406.4	$194.3	$528.7	$184.3
EBITDA - outside partners' share	(38.3)	(87.2)	(37.7)	(83.6)
Beneficial interest in EBITDA	$368.2	$107.0	$491.0	$100.8
Beneficial interest expense (2)	(126.0)	(35.9)	(131.6)	(31.6)
Beneficial income tax expense	(4.9)		(0.6)
Non-real estate depreciation	(2.7)		(2.6)
Preferred dividends and distributions (6)	(21.1)		(14.3)
Funds from Operations contribution	$213.5	$71.2	$342.0	$69.2

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

(2)	Includes a charge related to the early extinguishment of debt at The Mall at Millenia in October 2012 of $3.2 million, of which TRG's share is $1.6 million.

(3)
Amortization of our additional basis in the Operating Partnership included in depreciation and amortization was $4.9 million in both 2012 and 2011. Also, amortization of our additional basis included in equity in income of Unconsolidated Joint Ventures was $1.9 million in both 2012 and 2011.

(4)	Income tax expense for 2012 includes PRC taxes of $3.2 million on the sale of Taubman TCBL assets.

(5)	Includes the operations of The Pier Shops and Regency Square.

(6)	See "Results of Operations - Other Equity Transactions" for information regarding the Preferred Stock that was redeemed during 2012.

(7)	See “Results of Operations– Use of Non-GAAP Measures” for the definition and discussion of EBITDA and FFO.

(8)	Amounts in this table may not add due to rounding.

Consolidated Businesses

Total revenues for the year ended December 31, 2012 were $748.0 million, a $103.1 million or 16.0% increase over 2011. Minimum rents increased primarily due to non-comparable centers, as well as average rent per square foot and average occupancy. Percentage rents increased primarily due to higher tenant sales. Expense recoveries increased primarily due to non-comparable centers, as well as an increase in fixed CAM revenue. Management, leasing, and development revenue increased primarily due to an increase in revenue related to Taubman Asia, partially offset by a one-time collection in 2011 of past due development fees for services provided in previous years on the Riverstone project in Songdo International Business District, Incheon, South Korea. Other income increased primarily due to an increase in sponsorship revenue and income from City Creek Center.

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

In 2012, non-comparable centers contributed total operating revenues of $56.1 million, and incurred operating expenses, excluding interest, depreciation, and amortization, of $26.4 million. In 2011, non-comparable centers (excluding Regency Square and The Pier Shops) contributed total operating revenues of $0.9 million, and incurred operating expenses of $0.2 million. For purposes of comparing 2012 to 2011, non-comparable centers include The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village, The Pier Shops, and Regency Square.

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

Net Income

Income from continuing operations increased by $16.4 million for the year ended December 31, 2012. The income from discontinued operations in 2011 includes $174.2 million of gains on extinguishment of debt relating to The Pier Shops and Regency Square. Net income decreased by $129.6 million to $157.8 million from 2011 due to the gains on extinguishment of debt. After allocation of income to noncontrolling and preferred interests, the net income allocable to common shareowners for 2012 was $83.5 million compared to $176.7 million in 2011.

FFO and FFO per Share

Our FFO was $284.7 million for 2012 compared to $411.1 million for 2011. FFO per diluted share was $3.21 in 2012 compared to $4.86 in 2011. Adjusted FFO in 2012, which excludes charges upon redemption of the Series G and H Preferred Stock, the PRC tax on sale of assets of Taubman TCBL, and the loss on extinguishment of debt related to The Mall at Millenia refinancing was $295.8 million in 2012 compared to $240.0 million for 2011. Adjusted FFO in 2011 excludes acquisition costs, the Series F Preferred Equity redemption and the gains on extinguishment of debt. See “Results of Operations – Use of Non-GAAP Measures” for the definition of FFO and “Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations.”
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

Valuation of Shopping Centers

The viability of all projects under construction or development, including those owned by Unconsolidated Joint Ventures, are regularly evaluated under applicable accounting requirements, including requirements relating to abandonment of assets or changes in use. To the extent a project, or individual components of the project, are no longer considered to have value, the related capitalized costs are charged against operations. Additionally, all properties are reviewed for impairment on an individual basis whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Impairment of a shopping center owned by consolidated entities is recognized when the sum of expected cash flows (undiscounted and without interest charges) is less than the carrying value of the property. Other than temporary impairment of an investment in an Unconsolidated Joint Venture is recognized when the carrying value is not considered recoverable based on evaluation of the severity and duration of the decline in value, including the results of discounted cash flow and other valuation techniques. The expected cash flows of a shopping center are dependent on estimates and other factors subject to change, including (1) changes in the national, regional, global, and/or local economic climates, (2) competition from other shopping centers, stores, clubs, mailings, and the internet, (3) increases in operating costs, (4) bankruptcy and/or other changes in the condition of third parties, including anchors and tenants, (5) expected holding period, and (6) availability of and cost of financing. These factors could cause our expected future cash flows from a shopping center to change, and, as a result, an impairment could be considered to have occurred. To the extent impairment has occurred, the excess carrying value of the asset over its estimated fair value is charged to income.

No impairment charges were recognized in 2013, 2012 or 2011. As of December 31, 2013, the consolidated net book value of our properties was $3.0 billion, representing approximately 85% of our consolidated assets. We also have varying ownership percentages in the properties of Unconsolidated Joint Ventures with a total combined net book value of $0.8 billion. These amounts include certain development costs that are described in the policy that follows.

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

As of December 31, 2013, our beneficial interest in construction work in process was $496.2 million, primarily representing our share of capitalized project costs for our current U.S. and Asia development projects (See "Liquidity and Capital Resources - Capital Spending"). We also had a $46.7 million balance of capitalized development pre-construction costs as of December 31, 2013, which consisted primarily of approximately $40 million of land relating to our former Oyster Bay project. The land relating to this project was sold in January 2014 (see "Results of Operations - U.S. Dispositions"). The balance also includes land for future development in Atlanta, Georgia.

Pre-development charges in 2013, 2012, and 2011 were $10.6 million, $18.4 million, and $22.7 million, respectively. Of these amounts, $1.0 million, $0.2 million, and $3.1 million related to projects with land under option in each of the respective periods.

We capitalized payroll costs of $13.8 million in connection with construction and development projects in 2013 and $5.9 million in 2012. Capitalized payroll costs were immaterial for 2011.

Valuation of Accounts and Notes Receivable

Rents and expense recoveries from tenants are our principal source of income; they represent approximately 90% of our revenues. In generating this income, we will routinely have accounts receivable due from tenants. The collectibility of tenant receivables is affected by bankruptcies, changes in the economy, and the ability of the tenants to perform under the terms of their lease agreements. While we estimate potentially uncollectible receivables and provide for them through charges against income, actual experience may differ from those estimates. Also, if a tenant were not able to perform under the terms of its lease agreement, receivable balances not previously provided for may be required to be charged against operations. Bad debt expense was less than 1% of total revenues in 2013, while bankruptcy filings affected 0.3% of tenant leases during the year. The annual provision for losses on accounts receivable represents 0.1% of total revenues in 2013 and has ranged from 0.1% to 0.5% over the last five years.

Notes receivable at December 31, 2013 totaled $9.4 million, of which $7.4 million was repaid in January 2014 (see "Note 6 – Accounts and Notes Receivable"). Valuation of the recoverability of notes receivable is dependent on management’s estimates of the collectibility of contractual principal and interest payments, which are inherently judgmental.

Valuation of Deferred Tax Assets

We currently have deferred tax assets, reflecting the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Our temporary differences primarily relate to deferred compensation, net operating loss carryforwards and depreciation. We reduce our deferred tax assets through valuation allowances to the amount where realization is more likely than not assured, considering all available evidence, including expected future taxable earnings. Expected future taxable earnings require certain significant judgments and estimates, including those relating to our management company's profitability, the timing and amounts of gains on land sales, the profitability of our Asian operations, and other factors affecting the results of operations of our taxable REIT subsidiaries. Changes in any of these factors could cause our estimates of the realization of deferred tax assets to change materially. As of December 31, 2013, we had a net federal, state, and foreign deferred tax asset of $3.3 million, after a valuation allowance of $1.8 million.

Valuations for Acquired Property and Intangibles

Upon acquisition of an investment property, including that of an additional interest in an asset already partially owned (unless it was already consolidated), we make an assessment of the valuation and composition of assets and liabilities acquired. These assessments consider fair values of the respective assets and liabilities and are determined based on estimated future cash flows using appropriate discount and capitalization rates and other commonly accepted valuation techniques. The estimated future cash flows that are used for this analysis reflect the historical operations of the property, known trends and changes expected in current market and economic conditions which would impact the property’s operations, and our plans for such property. These estimates of cash flows and valuations are particularly important for the recording of the acquisition at fair value, and allocation of purchase price between land, building and improvements, and other identifiable intangibles. In December 2012, we acquired an additional 25% interest in Waterside Shops. Our share of the difference between the purchase price and the net book value of the additional interest in the Unconsolidated Joint Venture that owns Waterside Shops has been allocated to the venture's land, buildings, improvements, and equipment, as well as its mortgage debt. In 2011, we acquired The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village.

Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations

	2013			2012			2011
	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit
Net income attributable to TCO common shareowners - Basic	$109.9	63,591,523	$1.73	$83.5	59,884,455	$1.39	$176.7	56,899,966	$3.11
Add impact of share-based compensation	0.5	983,889		0.7	1,491,989		0.9	1,629,123
Net income attributable to TCO common shareowners - Diluted	$110.4	64,575,412	$1.71	$84.2	61,376,444	$1.37	$177.6	58,529,089	$3.03
Add depreciation of TCO’s additional basis	6.9		0.11	6.9		0.11	6.9		0.12
Add TCO's additional income tax expense	0.2		—
Net income attributable to TCO common shareowners, excluding step-up depreciation and additional income tax expense	$117.5	64,575,412	$1.82	$91.1	61,376,444	$1.48	$184.5	58,529,089	$3.15
Add:
Noncontrolling share of income of TRG - continuing operations	46.4	25,231,483		39.7	26,421,801		36.2	25,259,643
Noncontrolling share of income of TRG - discontinued operations							44.3
Distributions to participating securities	1.7	871,262		1.6	871,262		1.5	871,262
Net income attributable to partnership unitholders and participating securities	$165.6	90,678,157	$1.83	$132.4	88,669,507	$1.49	$266.6	84,659,994	$3.15
Add (less) depreciation and amortization (1):
Consolidated businesses at 100% - continuing operations	155.8		1.72	149.5		1.69	132.7		1.57
Consolidated businesses at 100% - discontinued operations							10.3		0.12
Depreciation of TCO’s additional basis	(6.9)		(0.08)	(6.9)		(0.08)	(6.9)		(0.08)
Noncontrolling partners in consolidated joint ventures	(5.1)		(0.06)	(9.7)		(0.11)	(11.2)		(0.13)
Share of Unconsolidated Joint Ventures	24.9		0.27	22.7		0.26	23.1		0.27
Non-real estate depreciation	(3.0)		(0.03)	(2.7)		(0.03)	(2.6)		(0.03)
Less impact of share-based compensation	(0.5)		(0.01)	(0.7)		(0.01)	(0.9)		(0.01)
Funds from Operations	$330.8	90,678,157	$3.65	$284.7	88,669,507	$3.21	$411.1	84,659,994	$4.86
TCO's average ownership percentage of TRG	71.6%			69.4%			69.3%
Funds from Operations attributable to TCO, excluding additional income tax expense	$236.8		$3.65	$197.7			$285.4
Less TCO's additional income tax expense	(0.2)		—
Funds from Operations attributable to TCO	$236.7		$3.65	$197.7		$3.21	$285.4		$4.86

Funds from Operations	$330.8	90,678,157	$3.65	$284.7	88,669,507	$3.21	$411.1	84,659,994	$4.86
Series G and H Preferred Stock redemption charges				6.4		0.07
Early extinguishment of debt on The Mall at Millenia				1.6		0.02
PRC taxes on sale of Taubman TCBL assets				3.2		0.04
Acquisition costs							5.3		0.06
Series F Preferred Equity redemption							(2.2)		(0.03)
Gains on extinguishment of debt							(174.2)		(2.06)
Adjusted Funds from Operations	$330.8	90,678,157	$3.65	$295.8	88,669,507	$3.34	$240.0	84,659,994	$2.84
TCO's average ownership percentage of TRG	71.6%			69.4%			69.3%
Adjusted Funds from Operations attributable to TCO, excluding additional income tax expense	$236.8		$3.65	$205.4			$166.9
Less TCO's additional income tax expense	(0.2)		—
Adjusted Funds from Operations attributable to TCO	$236.7		$3.65	$205.4		$3.34	$166.9		$2.84

(1)	Depreciation from continuing and discontinued operations includes $23.4 million, $23.7 million, and $19.8 million of mall tenant allowance amortization for the 2013, 2012, and 2011, respectively.

(2)	Amounts in this table may not recalculate due to rounding.

Discontinued Operations of The Pier Shops and Regency Square: Reconciliations of Net Operating Income to Net Income

2011
(in millions)

The Pier Shops (1) :
NOI	$(0.8)
Interest expense	(14.2)
Adjusted FFO	$(15.0)
Gain on extinguishment of debt	126.7
Depreciation and amortization	(7.6)
Net income	$104.2

Regency Square (1):
NOI	$4.4
Interest expense	(7.3)
Adjusted FFO	$(2.9)
Gain on extinguishment of debt	47.4
Depreciation and amortization	(2.7)
Net income	$41.8

(1)
Although we had stopped funding cash shortfalls of The Pier Shops and Regency Square, we continued to record the operations of these centers until titles for both properties were transferred to the mortgage lenders and the loan obligations were extinguished in the fourth quarter of 2011 (see "Results of Operations - U.S. Dispositions").

(2)	Amounts in this table may not add due to rounding.

Reconciliation of Net Income to Beneficial Interest in EBITDA

	2013	2012	2011
	(in millions, except as indicated)
Net income	$189.4	$157.8	$287.4

Add (less) depreciation and amortization:
Consolidated businesses at 100% - continuing operations	155.8	149.5	132.7
Consolidated businesses at 100% - discontinued operations			10.3
Noncontrolling partners in consolidated joint ventures	(5.1)	(9.7)	(11.2)
Share of Unconsolidated Joint Ventures	24.9	22.7	23.1

Add (less) interest expense and income tax expense:
Interest expense:
Consolidated businesses at 100% - continuing operations	130.0	142.6	122.3
Consolidated businesses at 100% - discontinued operations			21.4
Noncontrolling partners in consolidated joint ventures	(8.7)	(16.6)	(12.2)
Share of unconsolidated joint ventures	37.6	35.9	31.6
Share of income tax expense (1)	3.4	4.9	0.6

Less noncontrolling share of income of consolidated joint ventures	(10.3)	(11.9)	(14.4)

Beneficial interest in EBITDA	$516.9	$475.2	$591.8

TCO’s average ownership percentage of TRG	71.6%	69.4%	69.3%

Beneficial interest in EBITDA allocable to TCO	$370.1	$329.9	$410.5

(1)	Income tax expense for 2012 includes $3.2 million of PRC taxes in connection with the sale of assets of the Taubman TCBL business.

(2)	Amounts in this table may not add due to rounding.

Reconciliation of Net Income to Net Operating Income

	2013	2012	2011
	(in millions)
Net income	$189.4	$157.8	$287.4

Add (less) depreciation and amortization:
Consolidated businesses at 100% - continuing operations	155.8	149.5	132.7
Consolidated businesses at 100% - discontinued operations			10.3
Noncontrolling partners in consolidated joint ventures	(5.1)	(9.7)	(11.2)
Share of Unconsolidated Joint Ventures	24.9	22.7	23.1

Add (less) interest expense and income tax expense:
Interest expense:
Consolidated businesses at 100% - continuing operations	130.0	142.6	122.3
Consolidated businesses at 100% - discontinued operations			21.4
Noncontrolling partners in consolidated joint ventures	(8.7)	(16.6)	(12.2)
Share of Unconsolidated Joint Ventures	37.6	35.9	31.6
Share of income tax expense (1)	3.4	4.9	0.6

Less noncontrolling share of income of consolidated joint ventures	(10.3)	(11.9)	(14.4)

Add EBITDA attributable to outside partners:
EBITDA attributable to noncontrolling partners in consolidated joint ventures	24.1	38.3	37.7
EBITDA attributable to outside partners in Unconsolidated Joint Ventures	89.4	87.2	83.6

EBITDA at 100%	$630.4	$600.7	$713.0

Add (less) items excluded from shopping center Net Operating Income:
General and administrative expenses	50.0	39.7	31.6
Management, leasing, and development services, net	(10.8)	(4.4)	(13.6)
Gains on extinguishment of debt			(174.2)
Acquisition costs			5.3
Gains on sales of peripheral land	(0.9)		(0.5)
Nonoperating expense	1.0
Gain on sale of marketable securities	(1.3)
Interest income	(0.2)	(0.3)	(0.9)
Straight-line of rents	(7.3)	(6.5)	(2.5)
Non-center specific operating expenses and other	24.7	31.4	33.0
Net Operating Income at 100% - all centers	$685.6	$660.5	$591.2
Less - Net Operating Income of non-comparable centers (2)	(10.2)	(8.0)	(4.1)
Net Operating Income at 100% - comparable centers	$675.4	$652.5	$587.1
Lease cancellation income	(5.8)	(4.9)	(3.2)
Net Operating Income at 100% - comparable centers excluding lease cancellation income (3)	$669.7	$647.6	$583.8

(1)	Income tax expense for 2012 includes $3.2 million of PRC taxes in connection with the sale of assets of the Taubman TCBL business.

(2)
Includes City Creek Center and Taubman Prestige Outlets Chesterfield for 2013. Includes City Creek Center for 2012. Includes The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village, The Pier Shops, and Regency Square in 2011.

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

We were primarily financed with property-specific secured debt and we had seven unencumbered center properties as of December 31, 2013. The entities that own Beverly Center, Dolphin Mall, Fairlane Town Center, Twelve Oaks Mall, and The Shops at Willow Bend are guarantors under our unsecured primary revolving credit facility and unsecured term loan and are currently unencumbered assets under the facility and term loan. Any of the assets may be removed from the facility unencumbered asset pool and encumbered upon notice to lender that there is no default and the required covenant calculations are met on a pro forma basis. Additionally, besides the five centers previously noted, Taubman Prestige Outlets Chesterfield and Stamford Town Center, a 50% owned Unconsolidated Joint Venture property, are unencumbered. In January 2014, we used funds from the sale of a total of 49.9% of our interests in the entity that owns International Plaza to pay down the $99.5 million loan on Stony Point Fashion Park that was scheduled to mature in June 2014. The center is unencumbered as of the date of the payoff of the loan.

As of December 31, 2013, we had a consolidated cash balance of $41.0 million. We also have an unsecured revolving line of credit of $1.1 billion and a secured revolving line of credit of $65 million. The availability under these facilities as of December 31, 2013, after considering then outstanding loan balances and outstanding letters of credit, was $1.0 billion. Sixteen banks participate in our $1.1 billion revolving line of credit and the failure of one bank to fund a draw on our line does not negate the obligation of the other banks to fund their pro-rata shares. The unsecured line includes an accordion feature that would increase the borrowing capacity to as much as $1.5 billion if fully exercised, subject to customary closing conditions. The line matures in March 2017, with a one-year extension option. The facility bears interest at a range based on our total leverage ratio. As of December 31, 2013, the leverage ratio resulted in a rate of LIBOR plus 1.45%.

The $65 million revolving line of credit matures in April 2014. We expect to extend the loan to 2016 at maturity.

In November 2013, we completed a $475 million unsecured term loan that matures in February 2019. The loan includes an accordion feature that increases the borrowing capacity to as much as $600 million if fully exercised, subject to customary closing conditions. As of December 31, 2013, the loan leverage ratio resulted in a rate of LIBOR plus 1.35%. Proceeds were used to pay off the $305 million loan on Beverly Center. Excess proceeds, net of fees and accrued interest, of $165 million were used to pay down our revolving lines of credit.

In early 2014, we completed two strategic dispositions that served as sources of additional capital. In January 2014, we sold a total of 49.9% of our interests in the entity that owns International Plaza (See "Results of Operations - U.S. Dispositions"). Also in January 2014, we sold our 50% interest in an entity that owns Arizona Mills as well as land in Syosset, New York related to the former Oyster Bay project (See "Results of Operations - U.S. Dispositions").

We expect to obtain construction financing for The Mall of San Juan in the first half of 2014. We expect the loan will be at least 60% loan-to-cost at LIBOR plus 2.00%.

Summaries of 2013 Capital, Debt, and Equity Activities and Transactions

See "Results of Operations - Other Equity Transactions" for information regarding our share repurchase program in 2013, our redemption of our outlet joint venture partner's 10% interest in September 2013, and the issuance of Series K Preferred Stock in March 2013. Also, see "Results of Operations - Debt Transactions" for a summary of debt financings in 2013.

Also see our Consolidated Statement of Cash Flows for additional capital, debt, and equity transactions.

Operating Activities

Our net cash provided by operating activities was $371.4 million in 2013, compared to $324.3 million in 2012 and $270.2 million in 2011. See “Results of Operations” for descriptions of 2013, 2012, and 2011 transactions affecting operating cash flow.

Investing Activities

Net cash used in investing activities was $371.4 million in 2013, compared to $126.3 million provided in 2012 and $368.3 million used in 2011. Additions to properties in 2013 related primarily to the costs of new centers under development as well as capital and tenant improvements at existing centers. Additions to properties in 2012 related primarily to the costs of the new centers under development, $75 million paid upon the opening of City Creek Center, tenant improvements at existing centers, and other capital items. Additions to properties in 2011 included the purchase of the space vacated by Saks Fifth Avenue at Cherry Creek, costs of the expansion at Short Hills, anchor replacement costs at Willow Bend, tenant allowances at existing centers, and other capital items. A tabular presentation of 2013 and 2012 capital spending is shown in “Capital Spending.”

Proceeds from the sale of marketable securities were $2.5 million in 2013. Net cash proceeds from the sale of peripheral land were $6.9 million in 2013 and $3.7 million in 2011. There were no peripheral land sales in 2012. During 2013, we issued $1.5 million in notes receivable, and in 2013, 2012, and 2011 received $0.5 million, $6.0 million, and $1.5 million in repayment, respectively. Restricted cash in 2012 was used to repay the $281.5 million of installment notes that were issued as part of the consideration for the acquired centers in 2011 (See "Results of Operations - U.S. Acquisitions"), while additions to restricted cash in 2011 included cash drawn from our revolving line of credit that was used in February 2012 to repay the $281.5 million of installment notes. Collection of the remaining consideration from the sale of assets of the Taubman TCBL business provided $12.9 million in 2013. We collected $4.4 million in 2012 from the sale. In 2011, $11.5 million was paid for the acquisition of Taubman TCBL (see "Results of Operations - Taubman Asia").

Contributions to Unconsolidated Joint Ventures in 2013 of $108.9 million primarily consisted of funding of our University Town Center and Taubman Asia project costs (see "Capital Spending - New Developments"). In 2012, we contributed $110.2 million primarily for funding of our Taubman Asia project costs. In 2011, contributions of $21.8 million to Unconsolidated Joint Ventures primarily consisted of $20.9 million for an interest in the Hanam Union Square project. In 2012, $36.3 million was paid to acquire an additional 25% in Waterside Shops. Distributions in excess of income from Unconsolidated Joint Ventures was $220.7 million in 2012 and $17.6 million in 2011. The 2012 amount included $75 million, $31.7 million, and $110 million of excess proceeds from The Mall at Millenia, Sunvalley, and Westfarms refinancings, respectively. The 2011 amount included $11.1 million from the Fair Oaks refinancing.

Financing Activities

Net cash provided by financing activities was $9.0 million in 2013 compared to $442.7 million used in 2012 and $102.9 million provided by in 2011. Proceeds from the issuance of debt, net of payments and issuance costs, were $102.9 million in 2013 compared to $89.6 million in 2012 and $193.8 million in 2011. Proceeds in 2011 included the cash drawn on our revolving lines of credit to cash collateralize the installment notes issued in connection with the acquisitions of centers in 2011. These installment notes were repaid in February 2012 (see "Results of Operations - U.S. Acquisitions").

In 2013, $52.3 million was paid to repurchase common stock. In 2012 and 2011, $208.9 million and $112.0 million, respectively, were received from issuing new shares of common stock, net of offering costs. In addition, $1.6 million was received in connection with incentive plans in 2013 compared to $6.5 million and $2.6 million paid in 2012 and 2011, respectively. In 2013, net proceeds of $164.4 million, after offering costs, were received from the issuance of the Series K Preferred Stock. In 2012, we used the $186.2 million of net proceeds from the issuance of Series J Preferred Stock to redeem the $187.0 million Series G and H Preferred Stock. In 2011, our Series F Preferred Equity was redeemed for $27.0 million.

In 2013, $1.1 million was used to redeem the ownership interest of the outlet joint venture partner. Borrowings of $275 million from our revolving line of credit were used to acquire the noncontrolling interest in International Plaza in 2012. Total dividends and distributions paid were $208.0 million, $195.1 million, and $210.6 million in 2013, 2012, and 2011, respectively. Contributions from noncontrolling interests were $4.7 million in 2013 compared to $4.8 million in 2012. Contributions from noncontrolling interests of $32.2 million in 2011 included contributions to fund the paydown required with the International Plaza loan extension and the purchase of the space vacated by Saks Fifth Avenue at Cherry Creek.

See “Note 21 – Subsequent Events” to our consolidated financial statements for information regarding the 2014 sales of our interests in entities that own International Plaza and Arizona Mills, as well as land in Syosset, New York related to the former Oyster Bay project.

Beneficial Interest in Debt

At December 31, 2013, the Operating Partnership's debt and its beneficial interest in the debt of its Consolidated Businesses and Unconsolidated Joint Ventures totaled $3,760.5 million, with an average interest rate of 4.18% excluding amortization of debt issuance costs and interest rate hedging costs. These costs are reported as interest expense in the results of operations. Interest expense includes non-cash amortization of premiums relating to acquisitions. On an annualized basis, this amortization of acquisition premiums is equal to 0.06% of the average all-in rate. Beneficial interest in debt includes debt used to fund development and expansion costs. Beneficial interest in construction work in progress totaled $496.2 million as of December 31, 2013, which includes $440.8 million of assets on which interest is being capitalized. The following table presents information about our beneficial interest in debt as of December 31, 2013:

	Amount		Interest Rate Including Spread
	(in millions)
Fixed rate debt	$2,681.5		4.94%	(1)	(3)

Floating rate debt:
Swapped through April 2018	137.5		4.10%
Swapped through August 2020	122.7		4.99%
	260.2		4.52%	(1)
Floating month to month	818.8	(4)	1.60%	(1)	(3)
Total floating rate debt	$1,079.0		2.30%	(1)

Total beneficial interest in debt	$3,760.5		4.18%	(1)

Amortization of financing costs (2)			0.21%
Average all-in rate			4.40%

(1)	Represents weighted average interest rate before amortization of financing costs.

(2)	Financing costs include debt issuance costs and costs related to interest rate agreements of certain fixed rate debt.

(3)	Includes non-cash amortization of premiums related to acquisitions.

(4)	$475 million of this debt is swapped beginning January 2014 through February 2019.

(5)	Amounts in table may not add due to rounding.

Sensitivity Analysis

We have exposure to interest rate risk on our debt obligations and interest rate instruments. We use derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. We routinely use cap, swap, and treasury lock agreements to meet these objectives. Based on the Operating Partnership's beneficial interest in floating rate debt in effect at December 31, 2013, excluding the $475 million of debt that is swapped to a fixed rate beginning January 2014, a one percent increase on this floating rate debt would decrease cash flows by approximately $3.4 million, and due to the effect of capitalized interest, decrease annual earnings by approximately $3.0 million. A one percent decrease in interest rates (or to zero percent for LIBOR rates that are below one percent) would increase cash flows by approximately $0.6 million and due to the effect of capitalized interest, increase annual earnings by approximately $0.5 million. Based on our consolidated debt and interest rates in effect at December 31, 2013, a one percent increase in interest rates would decrease the fair value of debt by approximately $69.8 million, while a one percent decrease in interest rates would increase the fair value of debt by approximately $73.8 million.

Contractual Obligations

In conducting our business, we enter into various contractual obligations, including those for debt, operating leases for land and office space, purchase obligations (primarily for construction), and other long-term commitments. Detail of these obligations as of December 31, 2013 for our consolidated businesses, including expected settlement periods, is contained below:

	Payments due by period
	Total	Less than 1 year (2014)	1-3 years (2015-2016)	3-5 years (2017-2018)	More than 5 years (2019+)
	(in millions)
Debt (1)	$3,055.2	$141.1	$1,360.5	$305.5	$1,248.0
Interest payments (1)	550.4	136.8	198.9	108.7	106.0
Operating leases	873.0	12.8	21.0	24.5	814.8
Purchase obligations:
Planned capital spending (2)	806.5	458.5	348.0
Other purchase obligations (3)	8.0	4.0	2.8	1.3
Other long-term liabilities and commitments (4)	60.7	2.2	3.1	3.8	51.7
Total	$5,353.8	$755.2	$1,934.3	$443.7	$2,220.5

(1)
The settlement periods for debt do not consider extension options. Amounts relating to interest on floating rate debt are calculated based on the debt balances and interest rates as of December 31, 2013. Debt excludes $2.9 million in unamortized debt premiums related to the acquisitions of The Gardens on El Paseo and El Paseo Village.

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

Loan Commitments and Guarantees

Certain loan agreements contain various restrictive covenants, including the following corporate covenants on our primary revolving line of credit and term loan: a minimum net worth requirement, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum recourse secured debt ratio, and a maximum payout ratio. In addition, our primary revolving line of credit and term loan have unencumbered pool covenants, which currently apply to Beverly Center, Dolphin Mall, Fairlane Town Center, Twelve Oaks Mall, and The Shops at Willow Bend on a combined basis. These covenants include a minimum number and minimum value of eligible unencumbered assets, a maximum unencumbered leverage ratio, a minimum unencumbered interest coverage ratio, and a minimum unencumbered asset occupancy ratio. The corporate maximum secured leverage ratio is the most restrictive covenant for our primary revolving line of credit and term loan. We are in compliance with all of our covenants and loan obligations as of December 31, 2013. The maximum payout ratio on distributions covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain our tax status, pay preferred distributions, and for distributions related to the sale of certain assets. See “Note 8 – Notes Payable – Debt Covenants and Guarantees” to our consolidated financial statements for more details on loan guarantees.

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

Capital Spending

New Developments

Our United States development currently includes two projects that are under construction: The Mall at University Town Center and The Mall of San Juan. In addition, we are progressing on projects in Waikiki, Honolulu, Hawaii and Miami, Florida. We also have investments in three projects in Asia: CityOn.Xi'an and CityOn.Zhengzhou in China and Hanam Union Square in South Korea. Internally generated funds, excess proceeds from refinancings of maturing debt obligations, and previously completed dispositions of interests in operating centers (See "Results of Operations - U.S. Dispositions"), as well as borrowings under our revolving lines of credit would be sufficient to finance the anticipated costs of these projects, but we also expect construction loan financing to be available in addition to the existing construction loan on The Mall at University Town Center.

Taubman Prestige Outlets Chesterfield, a new outlet center located in the western-St. Louis suburb of Chesterfield, opened in August 2013 (see "Results of Operations").

In Sarasota, Florida, The Mall at University Town Center is under construction and we are funding our 50% share of the project. We will be responsible for management, leasing, and development of the center. The 0.9 million square foot center will be anchored by Saks Fifth Avenue, Macy's, and Dillard's, and is expected to open in October 2014. We expect an 8% to 8.5% unlevered return on our share of the approximately $315 million total project cost. See "Results of Operations - Debt Transactions" for further information regarding the construction financing on this center.

The Mall of San Juan, part of a mixed-use development featuring a hotel/casino and retail, is under construction in San Juan, Puerto Rico. The 0.7 million square foot of retail will be anchored by the Caribbean's first Nordstrom and Saks Fifth Avenue. We expect a March 2015 opening. We will be responsible for management, leasing, and development of the retail portion of the center. We have an 80% interest in the retail portion of the project and are expecting a 7.75% to 8% after-tax unlevered return on the approximately $475 million total project cost.

International Market Place, a 0.4 million square foot center, is under development in Waikiki, Honolulu, Hawaii. We will be responsible for management, leasing, and development of the center. The center will be anchored by the only full-line Saks Fifth Avenue in Hawaii. We are breaking ground in early March 2014 with an expected opening in spring 2016. We have a 93.5% interest in the project and are funding all construction costs. We expect an 8% to 8.5% return on our share of the approximately $400 million total project cost. This project is subject to a participating ground lease.

In 2013, we announced our involvement in The Mall at Miami Worldcenter, which will be developed in partnership with the Forbes Company. We will own at least one-third of the project, and as much as one-half, depending on the participation of the land owner. The center will be part of a mixed-use development offering a hotel, convention and entertainment space, office, residential and retail. The 0.7 million square foot center will feature Macy's and Bloomingdale's, and is currently targeted to open in late 2016. We anticipate breaking ground in the fourth quarter of 2014.

In 2012, we formed a joint-venture with Beijing Wangfujing Department Store (Group) Co., Ltd (Wangfujing), one of China's largest department store chains. The joint venture will own a 60% controlling interest in and manage a shopping center, CityOn.Xi'an, to be located at Xi'an Saigao City Plaza, a large-scale mixed-use development in Xi'an, China. It is scheduled to open in late 2015 and is part of a 5.9 million square foot mixed-use project. We are investing in the retail portion only, which will be about 1.0 million square feet with over half of that in mall specialty stores. We had invested $56.1 million, including cumulative currency translation adjustments, in the project as of December 31, 2013. Our total anticipated investment will be approximately $115 million for a 30% equity interest. We are expecting a 6% to 6.5% unlevered return at stabilization.

In 2013, we formed a second joint venture with Wangfujing that owns a majority interest in and will manage a shopping center to be located in Zhengzhou, China. Currently under construction, the approximately 1.0 million square foot shopping mall, CityOn.Zhengzhou, is scheduled to open in late 2015. We had invested $39.4 million, including cumulative currency translation adjustments, in the project as of December 31, 2013. Our total anticipated investment will be approximately $115 million for a 32% equity interest. We are expecting a 6% to 6.5% unlevered return at stabilization.

Sales growth rates are expected to be in excess of 10% in China. Combined with shorter lease terms than the U.S., returns on our investments in China are expected to equal those earned in the U.S. by the seventh or eighth year. Estimates of total project costs in Asia exclude fluctuations in foreign currency exchange rates.

We have invested in a 1.7 million square foot shopping mall project in Hanam, Gyeonggi Province, South Korea (Hanam Union Square) in which Taubman Asia has partnered with Shinsegae Group (Shinsegae), South Korea's largest retailer. The center is scheduled to open in late 2016. As of December 31, 2013, we had invested $97.8 million, including cumulative currency translation adjustments, in the project. Our total anticipated investment including capitalized interest will be about $330 million for a 30% equity interest in the retail portion of the project. We are considering bringing in a financial partner for as much as 50% of our share. We are expecting a 7% to 7.5% unlevered return at stabilization.

2013 and 2012 Capital Spending

Capital spending for routine maintenance of the shopping centers is generally recovered from tenants. Capital spending during 2013 is summarized in the following table:

	2013 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
New development projects - U.S. (2)	$204.9	$182.2	$171.7	$85.7
New development projects - Asia (3) (4)			61.3	61.3
Existing Centers:
Projects with incremental GLA or anchor replacement	5.2	4.7	—	—
Projects with no incremental GLA and other	16.5	15.6	5.6	3.0
Mall tenant allowances	15.9	15.5	7.3	4.0
Asset replacement costs recoverable from tenants	33.2	26.6	19.9	12.9
Corporate office improvements, technology, equipment, and other	5.2	5.2

Total	$281.0	$249.9	$266.0	$166.9

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

(2)	Includes costs related to The Mall of San Juan, Taubman Prestige Outlets Chesterfield, International Market Place, and The Mall at University Town Center.

(3)
Includes costs related to CityOn.Xi'an, Hanam Union Square, and CityOn.Zhengzhou. Asia spending is included at our beneficial interest in both the Unconsolidated Joint Ventures and Beneficial Interest in Unconsolidated Joint Ventures columns.

(4)	Asia costs exclude $4.1 million in net favorable currency translation adjustments.

(5)	Amounts in this table may not add due to rounding.

The following table presents a reconciliation of the Consolidated Businesses’ capital spending shown above (on an accrual basis) to additions to properties (on a cash basis) as presented in our Consolidated Statement of Cash Flows for the year ended December 31, 2013:

(in millions)
Consolidated Businesses’ capital spending	$281.0
Differences between cash and accrual basis and other	2.9
Additions to properties	$283.9

Capital spending during 2012, excluding acquisitions, is summarized in the following table:

	2012 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
New development projects - U.S. (2)	$168.7	$154.3	$5.9	$5.9
New development projects - Asia (3) (4)			104.8	104.8
Existing Centers:
Projects with incremental GLA or anchor replacement	3.4	3.4
Projects with no incremental GLA and other	5.8	5.0	2.6	1.3
Mall tenant allowances	23.6	22.6	8.7	4.3
Asset replacement costs recoverable from tenants	29.7	25.5	17.9	10.0
Corporate office improvements, technology, equipment, and other	2.2	2.2
Total	$233.3	$213.1	$139.9	$126.3

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

(2)	Includes the $75 million paid at opening of City Creek Center and costs related to The Mall of San Juan, Taubman Prestige Outlets Chesterfield, and The Mall at University Town Center.

(3)
Includes costs related to CityOn.Xi'an, Hanam Union Square, and CityOn.Zhengzhou. Asia spending is included at our beneficial interest in both the Unconsolidated Joint Ventures and Beneficial Interest in Unconsolidated Joint Ventures columns.

(4)	Asia costs exclude $2.6 million of net favorable currency translation adjustments.

(5)	Amounts in this table may not add due to rounding.

Our share of mall tenant allowances per square foot leased, committed under contracts during the year, excluding new developments and expansion space, was $12.26 in 2013 and $16.62 in 2012. In the past five years, average tenant allowances per square foot have ranged from a low of $12.26 in 2013 and a high of $37.56 in 2010. Average tenant allowances per square foot can vary significantly from year to year due to the type, size, and location of tenants signed. Our share of capitalized leasing and tenant coordination costs excluding new developments was $10.6 million and $7.4 million in 2013 and 2012, respectively, or $6.62 and $4.56, in 2013 and 2012, respectively, per square foot leased.

Planned Capital Spending

The following table summarizes planned capital spending for 2014:

	2014 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
New development projects - U.S. (2)	$307.0	$260.2	$126.4	$68.4
New development projects - Asia (3) (4)			125.9	125.9
Existing Centers:
Projects with incremental GLA or anchor replacement	79.7	65.7	10.1	5.1
Projects with no incremental GLA and other	12.2	11.5	15.3	8.0
Mall tenant allowances	19.3	18.8	5.4	3.0
Asset replacement costs reimbursable by tenants	16.3	14.6	18.3	12.9
Corporate office improvements, technology, equipment, and other (5)	23.8	23.8
Total	$458.5	$394.6	$301.4	$223.3

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

(2)	Includes costs related to The Mall of San Juan, International Market Place, and The Mall at University Town Center. Excludes costs related to The Mall at Miami Worldcenter.

(3)
Includes costs related to CityOn.Xi'an, Hanam Union Square, and CityOn.Zhengzhou. Asia spending is included at our beneficial interest in both the Unconsolidated Joint Ventures and Beneficial Interest in Unconsolidated Joint Ventures columns.

(4)	Asia costs exclude currency translation adjustments.

(5)	Includes expected acquisition of U.S. headquarters building.

(6)	Amounts in this table may not add due to rounding.

We anticipate that our share of costs incurred for new center development projects included in the table above will be $440 million and $150 million in 2015 and 2016, respectively.

We have planned redevelopment or expansion projects at Beverly Center, Cherry Creek Shopping Center, Dolphin Mall, The Mall at Green Hills, and Sunvalley that will add approximately 286,000 square feet of incremental GLA with completion dates ranging from 2014 to 2018. These projects will cost a total of approximately $265 million, and we expect a weighted average return of 7.5% to 8% on the projects.

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

On December 4, 2013, we declared a quarterly dividend of $0.50 per common share, $0.40625 per share on our 6.5% Series J Preferred Stock, and $0.390625 on our 6.25% Series K Preferred Stock, all of which were paid on December 31, 2013 to shareowners of record on December 16, 2013.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the Company’s fourth quarter 2013 evaluation of such internal control that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION.

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this item is hereby incorporated by reference to the material appearing in the 2014 Proxy Statement under the captions “Proposal 1 – Election of Directors,” “Board Matters – Committees of the Board,” "Board Matters – Corporate Governance,” “Executive Officers,” and “Additional Information – Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. EXECUTIVE COMPENSATION.

The information required by this item is hereby incorporated by reference to the material appearing in the 2014 Proxy Statement under the captions "Board Matters – Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Named Executive Officer Compensation Tables.”

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the Company’s current and prior equity compensation plans as of December 31, 2013:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders:
The Taubman Company 2008 Omnibus Long-Term Incentive Plan: (1)				1,654,268	(1)
Performance Share Units (2)	812,453		(3)
Restricted Share Units	269,899		(3)
1992 Incentive Option Plan (4)	563,436	$43.81
	1,645,788			1,654,268
Equity compensation plan not approved by security holders -
Non-Employee Directors’ Deferred Compensation Plan (5)	93,955		(6)		(7)
	1,739,743	$43.81		1,654,268

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

(2)
Amount represents 126,999 and 107,864 performance share units (PSU) at their maximum payout ratio of 300% and 400%, respectively. This amount may overstate dilution to the extent actual performance is different than such assumption. The actual number of PSU that may ultimately vest will range from 0- 300% and 0-400% based on the Company’s market performance relative to that of a peer group.

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

(5)
The Deferred Compensation Plan, which was approved by the Board in May 2005, gives each non-employee director of the Company the right to defer the receipt of all or a portion of his or her annual director retainer until the termination of such director's service on the Board and for such deferred compensation to be denominated in restricted stock units. The number of restricted stock units received equals the deferred retainer fee divided by the fair market value of the common stock on the business day immediately before the date the director would otherwise have been entitled to receive the retainer fee. The restricted stock units represent the right to receive equivalent shares of common stock at the end of the deferral period. During the deferral period, when the Company pays cash dividends on the common stock, the directors' deferral accounts are credited with dividend equivalents on their deferred restricted stock units, payable in additional restricted stock units based on the fair market value of the common stock on the business day immediately before the record date of the applicable dividend payment. Each Director's account is 100% vested at all times.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is hereby incorporated by reference to the information appearing in the 2014 Proxy Statement under the caption “Related Person Transactions,” and "Proposal 1 – Election of Directors – Director Independence.”

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is hereby incorporated by reference to the material appearing in the 2014 Proxy Statement under the caption “Audit Committee Matters.”

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

15(a)(1)	The following financial statements of Taubman Centers, Inc. and the Reports of Independent Registered Public Accounting Firm thereon are filed with this report:

	TAUBMAN CENTERS, INC.	Page
	Management's Annual Report on Internal Control Over Financial Reporting	F-2
	Reports of Independent Registered Public Accounting Firm	F-3
	Consolidated Balance Sheet as of December 31, 2013 and 2012	F-5
	Consolidated Statement of Operations and Comprehensive Income for the years ended December 31, 2013, 2012, and 2011	F-6
	Consolidated Statement of Changes in Equity for the years ended December 31, 2013, 2012, and 2011	F-7
	Consolidated Statement of Cash Flows for the years ended December 31, 2013, 2012, and 2011	F-9
	Notes to Consolidated Financial Statements	F-10

15(a)(2)	The following is a list of the financial statement schedules required by Item 15(d):

TAUBMAN CENTERS, INC.
	Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2013, 2012, and 2011	F-49
	Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2013	F-50

15(a)(3)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
2.1	Purchase and Sale Agreement dated as of January 29, 2014 between Woodland Shopping Center Limited Partnership and T-C International Plaza Investor LP LLC.**	8-K		10.1	January 30, 2014
2.2	Purchase and Sale Agreement dated as of January 29, 2014 between International Plaza Holding Company and T-C International Plaza Investor GP LLC.**	8-K		10.2	January 30, 2014
3.1	Restated By-Laws of Taubman Centers, Inc.	8-K		3.1	December 16, 2009
3.2	Amended and Restated Articles of Incorporation of Taubman Centers, Inc.	8-K		3.1	March 15, 2013
4.1	Amended and Restated Promissory Note A-1, dated December 14, 2005, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company.	8-K		4.1	December 16, 2005
4.2	Amended and Restated Promissory Note A-2, dated December 14, 2005, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company.	8-K		4.2	December 16, 2005
4.3	Amended and Restated Promissory Note A-3, dated December 14, 2005, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company.	8-K		4.3	December 16, 2005
4.4	Amended and Restated Mortgage, Security Agreement and Fixture Filings, dated December 14, 2005 by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company.	8-K		4.4	December 16, 2005
4.5	Amended and Restated Assignment of Leases, dated December 14, 2005, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company.	8-K		4.5	December 16, 2005

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
4.6	Revolving Credit Agreement, dated as of February 28, 2013, by and among The Taubman Realty Group Limited Partnership and JPMorgan Chase Bank N.A., as Administrative, and the various lenders and agents on the signature pages thereto.	8-K		4.1	March 1, 2013
4.6.1	Amendment No. 1 to Revolving Credit Agreement, dated as of November 12, 2013, by and among The Taubman Realty Group Limited Partnership and JP Morgan Chase Bank N.A., as an Administrative Agent, and the various lenders and agents on the signatures pages thereto.	8-K		4.3	November 13, 2013
4.7	Guaranty, dated as of February 28, 2013, by and among Dolphin Mall Associates LLC, Fairlane Town Center LLC, Twelve Oaks Mall, LLC, and Willow Bend Shopping Center Limited Partnership in favor of JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent for the Lenders under the Revolving Credit Agreement.	8-K		4.2	March 1, 2013
4.8	Term Loan Agreement, dated as of November 12, 2013, by and among The Taubman Realty Group Limited Partnership and JPMorgan Chase Bank N.A., as Administrative Agent, and the various lenders and agents on the signatures pages thereto.	8-K		4.1	November 13, 2013
4.9	Guaranty, dated as of November 12, 2013, by and among Dolphin Mall Associates LLC, Fairlane Town Center LLC, Twelve Oaks Mall, LLC, Willow Bend Shopping Center Limited Partnership, and La Cienega Partners Limited Partnership, in favor of JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent for the Lenders under the Term Loan Agreement.	8-K		4.2	November 13, 2013
4.10	Amended and Restated Mortgage, Security Agreement and Fixture Filing, dated as of November 4, 2011, by Tampa Westshore Associates Limited Partnership, in favor of Metropolitan Life Insurance Company.	8-K		4.1	November 9, 2011
4.10.1	Assignment of Leases, dated as of November 4, 2011, by Tampa Westshore Associates Limited Partnership (Assignor), a Delaware limited partnership, in favor of Metropolitan Life Insurance Company.	8-K		4.2	November 9, 2011
4.10.2	Guaranty Agreement, dated as of November 4, 2011, by The Taubman Realty Group Limited Partnership, in favor of Metropolitan Life Insurance Company.	8-K		4.3	November 9, 2011
4.11	Form of certificate evidencing 6.500% Series J Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 Per Share.	8-A12B		4.1	August 13, 2012
4.12	Form of certificate evidencing 6.25% Series K Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 Per Share.	8-A12B		4.1	March 14, 2013
*10.1	The Taubman Realty Group Limited Partnership 1992 Incentive Option Plan, as Amended and Restated Effective as of September 30, 1997.	10-K	December 31, 1997	10(b)
*10.1.1	First Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Option Plan as Amended and Restated Effective as of September 30, 1997.	10-K	December 31, 2001	10(b)

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
*10.1.2	Second Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated Effective as of September 30, 1997.	10-K	December 31, 2004	10(c)
*10.1.3	Third Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated Effective as of September 30, 1997.	10-K	December 31, 2004	10(d)
*10.1.4	Fourth Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated Effective as of September 30, 1997.	10-Q	March 31, 2007	10(a)
*10.1.5	The Form of The Taubman Realty Group Limited Partnership 1992 Incentive Option Plan Option Agreement.	10-K	December 31, 2004	10(e)
10.2	Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager.	10-K	December 31, 1992	10(f)
10.2.1	First Amendment to the Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager, dated September 30, 1998.	10-K	December 31, 2008	10(au)
10.2.2	Second Amendment to the Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager, dated December 23, 2008.	10-K	December 31, 2008	10(an)
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
		10-K	December 31, 2008	10(o)
*10.6.1	Form of Amended and Restated Change of Control Employment Agreement, dated December 18, 2008 (revised for Code Section 409A compliance).	10-K	December 31, 2008	10(p)
*10.6.2	Amendment to The Taubman Centers, Inc. Change of Control Severance Program, dated December 12, 2008 (revised for Code Section 409A compliance).	10-K	December 31, 2008	10(ar)
10.7	Second Amended and Restated Continuing Offer, dated as of May 16, 2000.	10-Q	June 30, 2000	10(b)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
10.8	The Third Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership dated December 12, 2012.	S-3		10.3	December 27, 2012
*10.9	The Taubman Realty Group Limited Partnership and The Taubman Company LLC Election and Option Deferral Agreement, as Amended and Restated Effective as of January 27, 2011.	10-Q	March 31, 2011	10(b)
10.10	Operating Agreement of Taubman Land Associates, a Delaware Limited Liability Company, dated October 20, 2006.	10-K	December 31, 2006	10(ab)
10.10.1	First Amendment to Operating Agreement of Taubman Land Associates, a Delaware Limited Liability Company, dated October 20, 2006.	10-Q	March 31, 2013	10
10.11	Amended and Restated Agreement of Partnership of Sunvalley Associates, a California general partnership.	10-Q/A	June 30, 2002	10(a)
10.11.1	First Amendment to Amended and Restated Agreement of Partnership of Sunvalley Associates, a California general partnership.	10-K	December 31, 2012	10.11.1
*10.12	Summary of Compensation for the Board of Directors of Taubman Centers, Inc., effective January 1, 2013.	10-K	December 31, 2012	10.12.1
*10.13	The Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan.	8-K		10	May 18, 2005
*10.13.1	The Form of The Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan.	8-K		10	May 18, 2005
*10.13.2	First Amendment to the Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan.	10-Q	June 30, 2008	10(c)
*10.13.3	Form of Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan Amendment Agreement (revised for Code Section 409A compliance).	10-K	December 31, 2008	10(ap)
*10.14	Third Amended and Restated Limited Liability Company Agreement of Taubman Properties Asia LLC, a Delaware Limited Liability Company.	10-K	December 31, 2012	10.14
*10.15	The Taubman Company 2008 Omnibus Long-Term Incentive Plan, as amended and restated as of May 21, 2010.	DEF 14		A	March 31, 2010
*10.15.1	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Restricted Share Unit Award Agreement.	8-K		10(a)	March 10, 2009
*10.15.2	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Option Award Agreement.	8-K		10(b)	March 10, 2009
*10.15.3	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Restricted and Performance Share Unit Award Agreement.	8-K		10(c)	March 10, 2009
*10.15.4	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Performance Share Unit Award Agreement (Five-Year Vesting).	10-Q	March 31, 2012	10
*10.16	The Form of Fair Competition Agreement, by and between the Company and various officers of the Company.	10-Q	September 30, 2009	10(a)
*10.17	Separation Agreement and Release, dated July 2, 2012, for David Weinert.	10-Q	September 30, 2012	10

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
10.18	Partnership Interest Purchase Agreement dated as of December 17, 2012 between CSAT, L.P., and Woodland Shopping Center Limited Partnership.	8-K		10	December 20, 2012
*10.19	Employment Agreement between Taubman Asia Management Limited and Rene Tremblay.	10-K	December 31, 2012	10.20
*10.20	Employment Agreement between The Taubman Company LLC and David Joseph.					X
*10.21	Change of Control Employment Agreement, dated April 29, 2013, by and among the Company, Taubman Centers Inc., and David Joseph.					X
12	Statement Re: Computation of Taubman Centers, Inc. Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.					X
21	Subsidiaries of Taubman Centers, Inc.					X
23	Consent of Independent Registered Public Accounting Firm.					X
31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
99.1	Debt Maturity Schedule.					X
99.2	Real Estate and Accumulated Depreciation Schedule of the Unconsolidated Joint Ventures of The Taubman Realty Group Limited Partnership.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
*	A management contract or compensatory plan or arrangement required to be filed.
**
Certain exhibits and schedules to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted exhibits or schedules will be furnished to the Securities and Exchange Commission upon request.

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

The management of Taubman Centers, Inc. is required to assess the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. Management bases this assessment of the effectiveness of its internal control on recognized control criteria, the Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has completed its assessment as of December 31, 2013.

Based on its assessment, management believes that Taubman Centers, Inc. maintained effective internal control over financial reporting as of December 31, 2013. The independent registered public accounting firm, KPMG LLP, that audited the financial statements included in this annual report have issued their report on the Company’s system of internal control over financial reporting, also included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareowners
Taubman Centers, Inc.:

We have audited the accompanying consolidated balance sheet of Taubman Centers, Inc. (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules listed in the Index at Item 15(a)(2). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Taubman Centers, Inc. as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Taubman Centers, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2014 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP
Chicago, Illinois
February 26, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareowners
Taubman Centers, Inc.:

We have audited Taubman Centers, Inc.'s (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Taubman Centers, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

    In our opinion, Taubman Centers, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 26, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Chicago, Illinois
February 26, 2014

TAUBMAN CENTERS, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	December 31 2013	2012
Assets:
Properties (Notes 4 and 8)	$4,485,090	$4,246,000
Accumulated depreciation and amortization	(1,516,982)	(1,395,876)
	$2,968,108	$2,850,124
Investment in Unconsolidated Joint Ventures (Notes 2 and 5)	327,692	214,152
Cash and cash equivalents	40,993	32,057
Restricted cash (Note 8)	5,046	6,138
Accounts and notes receivable, less allowance for doubtful accounts of $1,934 and $3,424 in 2013 and 2012 (Note 6)	73,193	69,033
Accounts receivable from related parties (Note 12)	1,804	2,009
Deferred charges and other assets (Note 7)	89,386	94,982
Total Assets	$3,506,222	$3,268,495

Liabilities:
Notes payable (Note 8)	$3,058,053	$2,952,030
Accounts payable and accrued liabilities	292,280	278,098
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures (Note 5)	371,549	383,293
	$3,721,882	$3,613,421
Commitments and contingencies (Notes 2, 8, 9, 10, 11, 13, and 15)

Equity:
Taubman Centers, Inc. Shareowners’ Equity (Note 14):
Series B Non-Participating Convertible Preferred Stock, $0.001 par and liquidation value, 40,000,000 shares authorized, 25,151,069 and 25,327,699 shares issued and outstanding at December 31, 2013 and 2012	$25	$25
Series J Cumulative Redeemable Preferred Stock, 7,700,000 shares authorized, no par, $192.5 million liquidation preference, 7,700,000 shares issued and outstanding at December 31, 2013 and 2012
Series K Cumulative Redeemable Preferred Stock, 6,800,000 shares authorized, no par, $170.0 million liquidation preference, 6,800,000 shares issued and outstanding at December 31, 2013. No shares outstanding or authorized at December 31, 2012

Common Stock, $0.01 par value, 250,000,000 shares authorized, 63,101,614 and 63,310,148 shares issued and outstanding at December 31, 2013 and 2012	631	633
Additional paid-in capital	796,787	657,071
Accumulated other comprehensive income (loss) (Note 19)	(8,914)	(22,064)
Dividends in excess of net income	(908,656)	(891,283)
	$(120,127)	$(255,618)
Noncontrolling interests (Note 9)	(95,533)	(89,308)
	$(215,660)	$(344,926)
Total Liabilities and Equity	$3,506,222	$3,268,495

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Year Ended December 31
	2013	2012	2011
Revenues:
Minimum rents	$417,729	$398,306	$342,612
Percentage rents	28,512	28,026	20,358
Expense recoveries	272,494	258,252	229,313
Management, leasing, and development services	16,142	31,811	25,551
Other	32,277	31,579	27,084
	$767,154	$747,974	$644,918
Expenses:
Maintenance, taxes, utilities, and promotion	$215,825	$201,552	$179,092
Other operating	71,235	73,203	67,301
Management, leasing, and development services	5,321	27,417	11,955
General and administrative	50,014	39,659	31,598
Acquisition costs (Note 2)			5,295
Interest expense	130,023	142,616	122,277
Depreciation and amortization	155,772	149,517	132,707
	$628,190	$633,964	$550,225
Nonoperating income, net	1,348	277	1,252

Income from continuing operations before income tax expense and equity in income of Unconsolidated Joint Ventures	$140,312	$114,287	$95,945
Income tax expense (Note 3)	(3,409)	(4,964)	(610)
Equity in income of Unconsolidated Joint Ventures (Note 5)	52,465	48,494	46,064
Income from continuing operations	$189,368	$157,817	$141,399
Discontinued operations (Note 2):
Gains on extinguishment of debt			174,171
Other discontinued operations			(28,172)
			$145,999
Net income	$189,368	$157,817	$287,398
Income from continuing operations attributable to noncontrolling interests (Note 9)	(56,778)	(51,643)	(50,218)
Income from discontinued operations attributable to noncontrolling interests (Note 9)			(44,309)
Net income attributable to Taubman Centers, Inc.	$132,590	$106,174	$192,871
Distributions to participating securities of TRG (Note 13)	(1,749)	(1,612)	(1,536)
Preferred stock dividends (Note 14)	(20,933)	(21,051)	(14,634)
Net income attributable to Taubman Centers, Inc. common shareowners	$109,908	$83,511	$176,701

Net income	$189,368	$157,817	$287,398
Other comprehensive income (Note 19):
Unrealized gain (loss) on interest rate instruments and other	8,817	(4,506)	(20,583)
Cumulative translation adjustment	4,407	2,644
Reclassification adjustment for amounts recognized in net income	5,583	793	1,215
	18,807	(1,069)	(19,368)
Comprehensive income	$208,175	$156,748	$268,030
Comprehensive income attributable to noncontrolling interests	(62,443)	(51,238)	(74,856)
Comprehensive income attributable to Taubman Centers, Inc.	$145,732	$105,510	$193,174

Basic earnings per common share (Note 16):
Continuing operations	$1.73	$1.39	$1.32
Discontinued operations			1.79
Total basic earnings per common share	$1.73	$1.39	$3.11

Diluted earnings per common share (Note 16):
Continuing operations	$1.71	$1.37	$1.29
Discontinued operations			1.74
Total diluted earnings per common share	$1.71	$1.37	$3.03

Weighted average number of common shares outstanding – basic	63,591,523	59,884,455	56,899,966
See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011
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
Other comprehensive income (Note 19):
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

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011
(in thousands, except share data)

	Taubman Centers, Inc. Shareowners’ Equity
	Preferred Stock		Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Dividends in Excess of Net Income	Non-Redeemable Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2012	33,027,699	$25	63,310,148	$633	$657,071	$(22,064)	$(891,283)	$(89,308)	$(344,926)
Issuance of stock pursuant to Continuing Offer (Notes 13, 14, and 15)	(176,630)		176,640	2	(2)
Issuance of Series K Preferred Stock, net of offering costs (Note 14)	6,800,000				164,395				164,395
Repurchase of common stock (Note 14)			(786,805)	(8)	(52,279)				(52,287)
Share-based compensation under employee and director benefit plans (Note 13)			401,631	4	13,051				13,055
Tax impact of share-based compensation (Note 3)					472				472
Redemption of redeemable noncontrolling interest (Note 9)					(1,050)				(1,050)
Adjustments of noncontrolling interests (Note 9)					15,129	8		(15,137)
Contributions from noncontrolling interests								4,729	4,729
Dividend equivalents (Note 13)							(176)		(176)
Dividends and distributions							(149,787)	(58,260)	(208,047)
Net income							132,590	56,778	189,368
Other comprehensive income (Note 19):
Unrealized gain on interest rate instruments and other						6,117		2,700	8,817
Cumulative translation adjustment						3,150		1,257	4,407
Reclassification adjustment for amounts recognized in net income						3,875		1,708	5,583
Balance, December 31, 2013	39,651,069	$25	63,101,614	$631	$796,787	$(8,914)	$(908,656)	$(95,533)	$(215,660)

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Year Ended December 31
	2013	2012	2011
Cash Flows From Operating Activities:
Net income	$189,368	$157,817	$287,398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization - continuing operations	155,772	149,517	132,707
Depreciation and amortization - discontinued operations			10,309
Provision for bad debts	489	1,397	2,032
Gains on sales of peripheral land	(863)		(519)
Gain on sale of marketable securities (Note 17)	(1,323)
Gains on extinguishment of debt of discontinued operations			(174,171)
Income from Unconsolidated Joint Ventures in excess of distributions	(3,076)
Other	13,501	12,165	13,142
Increase (decrease) in cash attributable to changes in assets and liabilities:
Receivables, restricted cash, deferred charges, and other assets	(12,053)	(24,445)	(21,211)
Accounts payable and other liabilities	29,557	27,898	20,479
Net Cash Provided By Operating Activities	$371,372	324,349	$270,166

Cash Flows From Investing Activities:
Additions to properties	$(283,864)	$(247,637)	$(69,443)
Proceeds from sale of marketable securities (Note 17)	2,493
Proceeds from sales of peripheral land	6,916		3,728
Issuances of notes receivable	(1,489)
Repayments of notes receivable	526	5,974	1,544
Release of (additions to) restricted cash (Note 2)		289,389	(289,389)
Collection and release of TCBL related proceeds (Note 2)	12,903	4,414
Investment in TCBL Inc. (Note 2)			(11,523)
Contributions to Unconsolidated Joint Ventures	(108,918)	(110,208)	(21,757)
Contribution for acquisition of additional interest in Waterside Shops (Note 2)		(36,250)
Distributions from Unconsolidated Joint Ventures in excess of income		220,662	17,639
Other			861
Net Cash Provided By (Used In) Investing Activities	$(371,433)	$126,344	$(368,340)

Cash Flows From Financing Activities:
Debt proceeds	$429,745	$105,740	$536,648
Debt payments	(317,365)	(11,462)	(334,017)
Repayment of installment notes		(281,467)
Debt issuance costs	(9,479)	(4,711)	(8,830)
Repurchase of common stock	(52,287)
Issuance of common stock, net of offering costs		208,939	111,956
Issuance of common stock and/or partnership units in connection with incentive plans	(1,644)	6,503	2,593
Issuance of Series K Preferred Stock, net of offering costs	164,395
Issuance of Series J Preferred Stock, net of offering costs		186,215
Redemptions of Series G and H Preferred Stock		(187,000)
Redemption of Series F Preferred Equity			(27,000)
Redemption of redeemable noncontrolling interest	(1,050)
Acquisition of noncontrolling interest in International Plaza		(275,000)
Distributions to noncontrolling interests	(58,260)	(67,325)	(94,113)
Distributions to participating securities of TRG	(1,749)	(1,612)	(1,536)
Contributions from noncontrolling interests	4,729	4,798	32,211
Cash dividends to preferred shareowners	(20,933)	(14,639)	(14,634)
Cash dividends to common shareowners	(127,105)	(111,543)	(100,286)
Other		(105)	(76)
Net Cash Provided By (Used In) Financing Activities	$8,997	$(442,669)	$102,916

Net Increase In Cash and Cash Equivalents	$8,936	$8,024	$4,742

Cash and Cash Equivalents at Beginning of Year	32,057	24,033	19,291

Cash and Cash Equivalents at End of Year	$40,993	$32,057	$24,033

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Organization and Basis of Presentation

General

Taubman Centers, Inc. (the Company or TCO) is a Michigan corporation that operates as a self-administered and self-managed real estate investment trust (REIT). The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG) is a majority-owned partnership subsidiary of TCO that owns direct or indirect interests in all of the company’s real estate properties. In this report, the term “Company" refers to TCO, the Operating Partnership, and/or the Operating Partnership's subsidiaries as the context may require. The Company engages in the ownership, management, leasing, acquisition, disposition, development, and expansion of regional and super-regional retail shopping centers and interests therein. The Company’s owned portfolio as of December 31, 2013 included 25 urban and suburban shopping centers operating in 13 states. In January 2014, the Company disposed of its ownership interest in Arizona Mills, the Company's only shopping center in the state of Arizona (Note 21).

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

The Operating Partnership

At December 31, 2013, the Operating Partnership’s equity included two classes of preferred equity (Series J and K Preferred Equity) and the net equity of the partnership unitholders (Note 14). Net income and distributions of the Operating Partnership are allocable first to the preferred equity interests, and the remaining amounts to the general and limited partners in the Operating Partnership in accordance with their percentage ownership. The Series J and K Preferred Equity are owned by the Company and are eliminated in consolidation.

At December 31, 2012, the Operating Partnership’s equity included one class of preferred equity (Series J Preferred Equity) and the net equity of the partnership unitholders. At December 31, 2011, the Operating Partnership's equity included two classes of preferred equity (Series G and H Preferred Equity) and the net equity of the partnership unitholders. In September 2012, the Series G and H Preferred Equity were redeemed. See Note 14 for information related to the redemptions of the Series G and Series H Preferred Equity and the issuance of the Series J and K Preferred Equity.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The partnership equity of the Operating Partnership and the Company's ownership therein are shown below:

Year	TRG units outstanding at December 31	TRG units owned by TCO at December 31(1)	TRG units owned by noncontrolling interests at December 31	TCO's % interest in TRG at December 31	TCO's average interest in TRG
2013	88,271,133	63,101,614	25,169,519	71%	72%
2012	88,656,297	63,310,148	25,346,149	71	69
2011	84,502,883	58,022,475	26,480,408	69	69

(1)	There is a one-for-one relationship between TRG units owned by TCO and TCO common shares outstanding; amounts in this column are equal to TCO’s common shares outstanding as of the specified dates.

Outstanding voting securities of the Company at December 31, 2013 consisted of 25,151,069 shares of Series B Preferred Stock (Note 14) and 63,101,614 shares of Common Stock.

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

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with a maturity of 90 days or less at the date of purchase. The Company deposits cash and cash equivalents with institutions with high credit quality. From time to time, cash and cash equivalents may be in excess of FDIC insurance limits. Included in cash equivalents at both December 31, 2013 and 2012 was $18.0 million invested in a single investment company's money market fund, which is not insured or guaranteed by the FDIC or any other government agency.

The Company is required to escrow cash balances for specific uses stipulated by its lenders. As of December 31, 2013 and December 31, 2012, the Company’s restricted cash balances were $5.0 million and $6.1 million, respectively. Included in restricted cash is $3.8 million at December 31, 2013 on deposit in excess of the FDIC insured limit.

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
Discontinued Operations

The Company reclassifies to discontinued operations any material operations and gains or losses on disposal related to consolidated properties disposed of during the period in accordance with the applicable accounting standards. In 2011, the Company disposed of two centers and reported gains on the extinguishment of debt in the Statement of Operations and Comprehensive Income (Note 2).

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

No single retail company represents 10% or more of the Company's revenues. Although the Company does business in China and South Korea, there are not yet any material revenues from customers or long-lived assets attributable to a country other than the United States of America. At December 31, 2013, the Company's investments in Asia are in Unconsolidated Joint Ventures and accounted for under the equity method.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 -	Acquisitions, Dispositions, and Developments

Acquisitions

Redemption of Joint Venture Outlet Interest

In September 2013, the Company redeemed the outlet joint venture partner's 10% interest, which increased the Company's ownership to 100%. See "Note 9 - Noncontrolling Interests" for further details on the redemption.

International Plaza

In December 2012, the Company acquired an additional 49.9% interest in International Plaza from CSAT, LP, which increased its ownership in the center to 100%. The $437 million purchase price for CSAT, LP's interest in the center consisted of $275 million of cash and approximately $162 million of beneficial interest in debt. The acquisition of the additional interest in a consolidated subsidiary was accounted for as an equity transaction. Consequently, the difference of $339.2 million between the consideration paid for the interest and the book value of the noncontrolling interest was recognized as an adjustment to additional paid-in-capital and the noncontrolling partners in TRG. The Company subsequently sold a total of 49.9% of its interests, including certain governance rights, in the entity that owns International Plaza in January 2014 (Note 21).

Waterside Shops

In December 2012, the Company acquired an additional 25% interest in Waterside Shops, which brought the Company's ownership interest in the center to 50%. The acquisition of the additional interest was accomplished by purchasing an affiliate of Oregon PERS' 50% interest in the center on a pari passu basis with an affiliate of The Forbes Company. The $155.0 million purchase price for Oregon PERS' interest in the center consisted of $72.5 million of cash and $82.5 million of beneficial interest in debt. The Company's share of the consideration for the additional interest was $77.5 million, which consisted of cash and beneficial interest in debt of $36.3 million and $41.3 million, respectively. After the acquisition, the Company continues to recognize its investment in Waterside Shops in Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet. The Company's share of the difference between the purchase price and the net book value of the additional interest in the Unconsolidated Joint Venture was $52.7 million, which was allocated to land, buildings, improvements, and equipment. In addition, beneficial interest in debt was increased by a $3.9 million purchase accounting premium to record the debt at fair value. The premium is being amortized as a reduction to interest expense over the remaining term of the debt and had a balance of $2.9 million as of December 31, 2013.

The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village

In December 2011, the Company acquired The Mall at Green Hills in Nashville, Tennessee, and The Gardens on El Paseo and El Paseo Village in Palm Desert, California from affiliates of Davis Street Properties, LLC. The consideration for the properties was $560 million. The consideration consisted of the assumption of approximately $206 million of debt, $281.5 million in installment notes, and the issuance of 1.3 million Operating Partnership units. For each operating partnership unit issued, a share of Series B Preferred Stock (Note 15) was issued. In 2011 cash was drawn from the Company's revolving lines of credit primarily to collateralize the $281.5 million in installment notes that were issued for the acquisition of The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village. In 2012, the installment notes were repaid. The assumed debt consisted of three loans. The 1.3 million Operating Partnership units issued were determined based on a value of $55 per unit, which approximated the fair value due to initial restrictions on sale of these Operating Partnership units. See Note 9 for features of the Operating Partnership units. The consideration was allocated to land; buildings, improvements, and equipment; and deferred charges and other assets. Beneficial interest in debt was increased by a $9.6 million purchase accounting premium to record the debt at fair value. The premium is being amortized as a reduction of interest expense over the remaining terms of the debt and had a $2.9 million balance at December 31, 2013. In addition, a liability was recorded to adjust the purchase price for below market rentals.

Acquisition costs

During the year ended December 31, 2011, the Operating Partnership incurred $5.3 million in expenses for the acquisition of The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village, and Taubman TCBL. Acquisition costs incurred during 2013 and 2012 were immaterial.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dispositions

2014 Dispositions

The Company sold interests in International Plaza, Arizona Mills, and land relating to the former Oyster Bay project in 2014 (Note 21).

TCBL

In November 2012, assets of the Taubman TCBL business were sold for $15.5 million. Additionally, the purchase price was adjusted for certain working capital and other transition costs. The total sale consideration was approximately equal to Taubman's investment in the business. As part of the sale, the non-controlling owners in Taubman TCBL relinquished the capital that was credited to them in connection with the Company's 2011 acquisition of Taubman TCBL. In connection with the sale, the Company received cash of approximately $4.4 million, while the remaining consideration consisted of approximately $3.6 million held in an escrow account pending receipt of consideration in an equivalent amount of Chinese Renminbi, a note receivable of approximately $8.5 million, and other receivables of approximately $0.8 million. Additionally, the Company incurred a tax liability of $3.2 million, which is included within Income Tax Expense on the Consolidated Statement of Operations and Comprehensive Income during 2012. As of December 31, 2012, the cash held in escrow was included within Deferred Charges and Other Assets on the Consolidated Balance Sheet and the note receivable and other receivables were included within Accounts and Notes Receivable on the Consolidated Balance Sheet. In 2013, the Company collected this remaining consideration from the sale.

Discontinued Operations

Discontinued operations for the period ended December 31, 2011 reported in the accompanying Statement of Operations and Comprehensive Income consist of the financial results of The Pier Shops at Caesars (The Pier Shops) and Regency Square. Total revenues from discontinued operations were $21.5 million for the year ended December 31, 2011. The net loss from discontinued operations, excluding the gains on extinguishment of debt in 2011, during the year ended December 31, 2011 was $28.2 million.

In November 2011, the mortgage lender for The Pier Shops completed the foreclosure on the property and title to the property was transferred to the mortgage lender. The Company was relieved of $135.0 million of debt obligations plus accrued default interest associated with the property. As a result, a $126.7 million non-cash accounting gain was recognized on extinguishment of the debt obligation, representing the difference between the book value of the debt, interest payable and other obligations extinguished over the net book value of the property and other assets transferred as of the transfer date.

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

U.S. Development

International Market Place

International Market Place, a 0.4 million square foot center, is under development in Waikiki, Honolulu, Hawaii. The center will be anchored by the only full-line Saks Fifth Avenue in Hawaii. The Company will break ground on the center in March 2014 with an expected opening in spring 2016. The Company has a 93.5% interest in the project, which is subject to a participating ground lease. As of December 31, 2013, the Company's capitalized costs for the project were $14.6 million ($13.7 million at TRG's share).

The Mall at University Town Center

The Mall at University Town Center, a 0.9 million square foot center, is under construction in Sarasota, Florida. The Company is funding its 50% share of the project. The center will be anchored by Saks Fifth Avenue, Macy's, and Dillard's and is expected to open in October 2014. As of December 31, 2013, the Company had invested $91.6 million. This investment is classified within Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Mall of San Juan

The Mall of San Juan, a 0.7 million square foot center, is under construction in San Juan, Puerto Rico. The Company owns 80% of the retail portion of the project. The center will be anchored by Nordstrom and Saks Fifth Avenue and is expected to open in March 2015. As of December 31, 2013, the Company had capitalized costs of $158.7 million ($127.2 million at TRG's share).

Taubman Prestige Outlets Chesterfield

Taubman Prestige Outlets Chesterfield, a 0.3 million square foot outlet project in Chesterfield, Missouri, opened in August 2013. The Company increased its ownership in the project to 100% as a result of the Company's September 2013 redemption of the outlet joint venture partner (Note 9).

Asia

CityOn.Zhengzhou

In 2013, the Company formed a joint venture with Beijing Wangfujing Department Store (Group) Co., Ltd, one of China's largest department store chains. The joint venture owns a majority interest in and will manage an approximately 1.0 million square foot multi-level shopping center to be located in Zhengzhou, China. Through this joint venture, the Company beneficially owns a 32% interest in the shopping center, which is scheduled to open in late 2015. As of December 31, 2013, the Company had invested $39.4 million in the project, after cumulative currency adjustments. The investment is classified within Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet.

CityOn.Xi'an

In 2012, the Company formed a joint venture with Beijing Wangfujing Department Store (Group) Co., Ltd. The joint venture will own a 60% controlling interest in and manage an approximately 1.0 million square foot shopping center to be located at Xi'an Saigao City Plaza, a large-scale mixed-use development in Xi'an, China. Through this joint venture, the Company will beneficially own a 30% interest in the shopping center, which is scheduled to open in late 2015. As of December 31, 2013, the Company had invested $56.1 million in the project, after cumulative currency translation adjustments. This investment is classified within Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet.

Hanam Union Square

In 2011, the Company partnered with Shinsegae Group, South Korea's largest retailer, to build an approximately 1.7 million square foot shopping mall in Hanam, Gyeonggi Province, South Korea. The Company has a 30% interest in the development, which is scheduled to open in late 2016. As of December 31, 2013, the Company had invested $97.8 million in the project, after cumulative currency translation adjustments. This investment is classified within Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Income Taxes

Income Tax Expense

The Company’s income tax expense for the years ended December 31, 2013, 2012, and 2011 is as follows:

	2013	2012		2011
State current	$230	$205		$551
State deferred	(77)	(13)		(366)
Federal current	547	1,011		217
Federal deferred	632	257		158
Foreign current	2,193	3,324	(1)	50
Foreign deferred	(116)	180	(1)
Total income tax expense	$3,409	$4,964		$610

(1) The Company recognized $3.2 million of income tax expense related to the sale of Taubman TCBL's assets (Note 2), of which $2.8 million is included in foreign current tax expense and $0.4 million is included in foreign deferred tax expense.

Net Operating Loss Carryforwards

As of December 31, 2013, the Company had a total federal net operating loss carryforward of $2.0 million, expiring as follows:

Tax Year	Expiration	Amount
2008	2028	$1,515
2009	2029	297
2010	2030	37
2011	2031	44
2012	2032	101

The Company also had a foreign net operating loss carryforward with an indefinite carryforward period of $7.2 million as of December 31, 2013.

Deferred Taxes

Deferred tax assets and liabilities as of December 31, 2013 and 2012 are as follows:

	2013	2012
Deferred tax assets:
Federal	$2,746	$3,378
Foreign	1,821	1,090
State	527	182
Total deferred tax assets	$5,094	$4,650
Valuation allowances	(1,831)	(991)
Net deferred tax assets	$3,263	$3,659
Deferred tax liabilities:
Federal	$602	$609
Foreign	449	401
State	107	107
Total deferred tax liabilities	$1,158	$1,117

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

International Plaza

In November 2013, substantially all of the interest in International Plaza acquired by the Company in 2012 was transferred to a Taxable REIT Subsidiary of the Company. Prior to the transfer in November 2013, substantially all of the interest was held by a nontaxable subsidiary of the Company. No deferred taxes were recorded related to any book-tax basis differences related to this transaction because of its intercompany nature.

Tax Status of Dividends

Dividends declared on the Company’s common and preferred stock and their tax status are presented in the following tables. The tax status of the Company’s dividends in 2013, 2012, and 2011 may not be indicative of future periods.

Year	Dividends per common share declared	Return of capital	Ordinary income	15% Rate long term capital gain	Unrecaptured Sec. 1250 capital gain
2013	$2.0000	$0.2636	$1.7364	$0.0000	$0.0000
2012	1.8500	0.5429	1.3071	0.0000	0.0000
2011	1.7625	0.4455	1.3170	0.0000	0.0000

Year	Dividends per Series G Preferred share declared	Ordinary income	15% Rate long term capital gain	Unrecaptured Sec. 1250 capital gain
2012	$1.350	$1.350	$0.0000	$0.0000
2011	2.000	2.000	0.0000	0.0000

Year	Dividends per Series H Preferred share declared	Ordinary income	15% Rate long term capital gain	Unrecaptured Sec. 1250 capital gain
2012	$1.28672	$1.28672	$0.0000	$0.0000
2011	1.90625	1.90625	0.0000	0.0000

Year	Dividends per Series J Preferred share declared	Ordinary income	15% Rate long term capital gain	Unrecaptured Sec. 1250 capital gain
2013	$1.6250	$1.6250	$0.0000	$0.0000
2012	0.6184	0.6184	0.0000	0.0000

Year	Dividends per Series K Preferred share declared	Ordinary income	15% Rate long term capital gain	Unrecaptured Sec. 1250 capital gain
2013	$1.24132	$1.24132	$0.0000	$0.0000

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tax Benefits

During the years ended December 31, 2013 and 2012, the Company realized a $0.5 million and $1.0 million tax benefit respectively, as additional paid-in capital relating to the redemption of certain share-based compensation awards. This benefit represents the amount of reduced Federal income tax attributed to the tax deduction that exceeds the recognized deferred tax asset relating to the awards, which was based on their cumulative book compensation cost. This excess tax deduction is due to changes in the fair value of the Company's shares between the grant date (the measurement date for book purposes) and the exercise date (the measurement date for tax purposes) of the awards.

Uncertain Tax Positions

The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2013. The Company has no material interest or penalties relating to income taxes recognized in the Consolidated Statement of Operations and Comprehensive Income for the years ended December 31, 2013, 2012, and 2011 or in the Consolidated Balance Sheet as of December 31, 2013 and 2012. As of December 31, 2013, returns for the calendar years 2010 through 2013 remain subject to examination by U.S. and various state and foreign tax jurisdictions.

Note 4 - Properties

Properties at December 31, 2013 and December 31, 2012 are summarized as follows:

	2013	2012
Land	$336,360	$333,270
Buildings, improvements, and equipment	3,896,401	3,749,180
Construction in process	106,035	116,850
Development pre-construction costs	146,294	46,700
	$4,485,090	$4,246,000
Accumulated depreciation and amortization	(1,516,982)	(1,395,876)
	$2,968,108	$2,850,124

Depreciation expense for 2013, 2012, and 2011 was $142.5 million, $134.9 million, and $127.2 million, respectively.

The charge to operations in 2013, 2012, and 2011 for domestic and non-U.S. pre-development activities was $10.6 million, $19.8 million, and $23.7 million, respectively.

Oyster Bay

The Company’s capitalized investment in the former Oyster Bay project as of December 31, 2013 was $39.8 million, which is classified in “development pre-construction costs” and consists of land and site improvements. In January 2014, the Company disposed of its investment in Oyster Bay in conjunction with the sale of Arizona Mills (Note 21).

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

Shopping Center	Ownership as of December 31, 2013 and 2012
Arizona Mills (1)	50%
CityOn.Xi'an (under construction)	Note 2
CityOn.Zhengzhou (under construction)	Note 2
Fair Oaks	50
Hanam Union Square (under construction)	Note 2
The Mall at Millenia	50
Stamford Town Center	50
Sunvalley	50
The Mall at University Town Center (under construction)	Note 2
Waterside Shops	50
Westfarms	79
(1) In January 2014, Company disposed of its 50% interest in Arizona Mills (Note 21).

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

In its Consolidated Balance Sheet, the Company separately reports its investment in Unconsolidated Joint Ventures for which accumulated distributions have exceeded investments in and net income of the Unconsolidated Joint Ventures. The net equity of certain joint ventures is less than zero because distributions are usually greater than net income, as net income includes non-cash charges for depreciation and amortization. In addition, distributions related to refinancing of the centers further decrease the net equity of the centers.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Combined Financial Information

Combined balance sheet and results of operations information is presented in the following table for the Unconsolidated Joint Ventures, followed by the Operating Partnership's beneficial interest in the combined operations information. The combined information of the Unconsolidated Joint Ventures as of December 31, 2013 excluded the balances of Hanam Union Square, CityOn.Xi'an, and CityOn.Zhengzhou, which are currently under construction (Note 2). Beneficial interest is calculated based on the Operating Partnership's ownership interest in each of the Unconsolidated Joint Ventures.

	December 31 2013	2012
Assets:
Properties	$1,305,658	$1,129,647
Accumulated depreciation and amortization	(478,820)	(473,101)
	$826,838	$656,546
Cash and cash equivalents	28,782	30,070
Accounts and notes receivable, less allowance for doubtful accounts of $977 and $1,072 in 2013 and 2012	33,626	26,032
Deferred charges and other assets	28,095	31,282
	$917,341	$743,930

Liabilities and accumulated deficiency in assets:
Mortgage notes payable	$1,551,161	$1,490,857
Accounts payable and other liabilities	70,226	68,282
TRG's accumulated deficiency in assets	(412,204)	(470,411)
Unconsolidated Joint Venture Partners' accumulated deficiency in assets	(291,842)	(344,798)
	$917,341	$743,930

TRG's accumulated deficiency in assets (above)	$(412,204)	$(470,411)
TRG's investment in projects under development (Note 2)	193,306	128,279
TRG basis adjustments, including elimination of intercompany profit	118,132	114,136
TCO's additional basis	56,909	58,855
Net Investment in Unconsolidated Joint Ventures	$(43,857)	$(169,141)
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures	371,549	383,293
Investment in Unconsolidated Joint Ventures	$327,692	$214,152

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31
	2013	2012	2011
Revenues	$294,720	$282,136	$266,455
Maintenance, taxes, utilities, promotion, and other operating expenses	$92,901	$91,094	$84,922
Interest expense	68,998	68,760	61,034
Depreciation and amortization	36,644	37,342	38,389
Total operating costs	$198,543	$197,196	$184,345
Nonoperating income		18	162
Net income	$96,177	$84,958	$82,272

Net income attributable to TRG	$53,166	$47,763	$46,208
Realized intercompany profit, net of depreciation on TRG’s basis adjustments	1,245	2,677	1,802
Depreciation of TCO's additional basis	(1,946)	(1,946)	(1,946)
Equity in income of Unconsolidated Joint Ventures	$52,465	$48,494	$46,064

Beneficial interest in Unconsolidated Joint Ventures’ operations:
Revenues less maintenance, taxes, utilities, promotion, and other operating expenses	$114,939	$107,044	$100,773
Interest expense	(37,554)	(35,862)	(31,607)
Depreciation and amortization	(24,920)	(22,688)	(23,102)
Equity in income of Unconsolidated Joint Ventures	$52,465	$48,494	$46,064

Other

The provision for losses on accounts receivable of the Unconsolidated Joint Ventures was $0.6 million, $0.3 million, and $0.7 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Deferred charges and other assets of $28.1 million at December 31, 2013 were comprised of leasing costs of $34.0 million, before accumulated amortization of $(17.7) million, net deferred financing costs of $9.0 million, and other net charges of $2.8 million. Deferred charges and other assets of $31.3 million at December 31, 2012 were comprised of leasing costs of $28.3 million, before accumulated amortization of $(15.8) million, net deferred financing costs of $7.0 million, and other net charges of $11.7 million.

The estimated fair value of the Unconsolidated Joint Ventures’ mortgage notes payable was $1.5 billion at December 31, 2013 and 2012. The methodology for determining this fair value is consistent with that used for determining the fair value of consolidated notes payable (Note 17).

Depreciation expense on properties for 2013, 2012, and 2011 was $35.6 million, $31.1 million, and $30.3 million, respectively.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Accounts and Notes Receivable

Accounts and notes receivable at December 31, 2013 and December 31, 2012 are summarized as follows:

	2013	2012
Trade	$32,162	$33,351
Notes	9,407	9,512
Straight-line rent and recoveries	33,558	29,594
	$75,127	$72,457
Less: Allowance for doubtful accounts	(1,934)	(3,424)
	$73,193	$69,033

Notes receivable as of December 31, 2013 included a $7.4 million note related to the February 2013 sale of peripheral land, which resulted in a $0.9 million gain. In January 2014, the $7.4 million note was repaid in full. The balance of notes receivable at December 31, 2012 included $8.5 million related to the sale of Taubman TCBL's assets (Note 2) which was repaid in 2013.

Note 7 - Deferred Charges and Other Assets

Deferred charges and other assets at December 31, 2013 and December 31, 2012 are summarized as follows:

	2013	2012
Leasing costs	$37,478	$36,291
Accumulated amortization	(18,380)	(16,472)
	$19,098	$19,819
In-place leases, net	20,275	22,751
Deferred financing costs, net	16,319	13,071
Insurance deposit (Note 17)	12,225	11,291
Deposits	4,320	6,295
Prepaid expenses	4,952	5,181
Deferred tax asset, net	3,263	3,659
TCBL disposition escrow (Note 2)		3,550
Investments (Note 17)		2,452
Other, net	8,934	6,913
	$89,386	$94,982

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Notes Payable

Notes payable at December 31, 2013 and December 31, 2012 consist of the following:

	2013		2012		Stated Interest Rate		Maturity Date		Balance Due on Maturity	Facility Amount
Beverly Center		(1) (2)	$310,468		5.28%
Cherry Creek Shopping Center	$280,000		280,000		5.24%		06/08/16		280,000
City Creek Center	84,560	(3)			4.37%		08/01/23		68,575
Dolphin Mall		(2)	250,000	(4)	LIBOR + 1.75%
El Paseo Village	16,322	(5)	16,698	(5)	4.42%		12/06/15		15,565
Fairlane Town Center		(2)	60,000	(4)	LIBOR + 1.75%
The Gardens on El Paseo	84,197	(6)	85,336	(6)	6.10%		06/11/16		81,480
Great Lakes Crossing Outlets	221,541				3.60%		01/06/23		177,038
Great Lakes Crossing Outlets			126,036		5.25%
The Mall at Green Hills	150,000	(8)			LIBOR+1.60%		12/01/18	(7)	150,000
The Mall at Green Hills			108,284	(8)	6.89%
International Plaza	325,000	(9)	325,000		4.85%		12/01/21		285,503
MacArthur Center	129,205		130,567		LIBOR + 2.35%	(10)	09/01/20		117,234
Northlake Mall	215,500		215,500		5.41%		02/06/16		215,500
The Mall at Partridge Creek	79,162		80,222		6.15%		07/06/20		70,433
The Mall at Short Hills	540,000		540,000		5.47%		12/14/15		540,000
Stony Point Fashion Park	99,526		101,644		6.24%		06/01/14	(11)	98,585
Twelve Oaks Mall		(2)	85,000	(4)	LIBOR + 1.75%
The Mall at Wellington Green	200,000		200,000		5.44%		05/06/15		200,000
$65M Revolving Credit Facility	33,040		37,275		LIBOR + 1.40%		04/30/14		33,040	65,000	(12)
$1.1B Revolving Credit Facility	125,000	(2) (4)			LIBOR + 1.45%	(4)	03/29/17	(4)	125,000	1,100,000	(4)
$475M Unsecured Term Loan	475,000	(1) (2)			LIBOR + 1.35%	(1)	02/28/19		475,000
	$3,058,053		$2,952,030

(1)
TRG is the borrower under the $475 million unsecured term loan with an accordion feature to increase the borrowing capacity up to $600 million. The loan bears interest at a range of LIBOR plus 1.35% to LIBOR plus 1.90% based on the Company's total leverage ratio. From January 2, 2014 until maturity, the LIBOR rate is swapped to a fixed rate of 1.65% (Note 10). Proceeds from the unsecured loan were utilized to pay off the mortgage payable on Beverly Center in November 2013.

(2)
The entities that own Beverly Center, Dolphin Mall, Fairlane Town Center, Twelve Oaks Mall, and The Shops at Willow Bend are guarantors under the $475 million unsecured term loan and the $1.1 billion unsecured revolving credit facility.

(3)
The Operating Partnership has provided a limited guarantee of the repayment of the City Creek loan, which could be triggered only upon a decline in center occupancy to a level that the Company believes is remote.

(4)
TRG is the borrower under the $1.1 billion unsecured revolving credit facility with an accordion feature to increase the borrowing capacity to $1.5 billion. The facility bears interest at a range of LIBOR plus 1.45% to LIBOR plus 1.85% with a facility fee ranging from 0.20% to 0.35% based on the Company's total leverage ratio. The unused borrowing capacity at December 31, 2013 was $975.0 million. The facility has a one-year extension option. Prior the refinancing of the Company's revolving credit facility in 2013, Dolphin Mall, Fairlane Town Center, and Twelve Oaks Mall were the borrowers and the collateral for the Company's $650 million revolving credit facility.

(5)	Balance includes purchase accounting adjustment of $0.2 million premium in 2013 and 2012, for an above market interest rate upon acquisition of the center in December 2011 (Note 2).

(6)
Balance includes purchase accounting adjustment of $2.7 million and $3.9 million premium in 2013 and 2012, respectively, for an above market interest rate upon acquisition of the center in December 2011 (Note 2).

(7)	Has a one-year extension option.

(8)	Balance includes purchase accounting adjustment of $2.0 million premium for an above market interest rate upon acquisition of the center in December 2011 (Note 2).

(9)	In January 2014, the Company sold a total of 49.9% of its interests in the entity that owns International Plaza (Note 21).

(10)	Stated interest rate is swapped to an effective rate of 4.99% until maturity (Note 10).

(11)	In January 2014, the Company paid off the mortgage note payable on Stony Point Fashion Park (Note 21).

(12)	The unused borrowing capacity at December 31, 2013 was $26.5 million.

Notes payable are collateralized by properties with a net book value of $1.7 billion at December 31, 2013.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents scheduled principal payments on notes payable as of December 31, 2013:

2014	$141,090	(1)
2015	769,399
2016	591,140
2017	139,901	(2)
2018	165,635	(3)
Thereafter	1,248,011
Total principal maturities	$3,055,176
Net unamortized debt premiums	2,877
Total notes payable	$3,058,053

(1)	Includes $99.5 million that was repaid in January 2014 (Note 21).

(2)	Includes $125.0 million with one-year extension option.

(3)	Includes $150.0 million with one-year extension option.

2014 Maturities

The $99.5 million loan on Stony Point Fashion Park (Stony Point) was scheduled to mature in June 2014. In January 2014, the Company paid off the loan using funds from the sale of a total of 49.9% of its interests in the entity that owns International Plaza (Note 21).

The $65.0 million revolving credit facility is scheduled to mature in April 2014. The Company intends to extend the line of credit through 2016 upon maturity.

Debt Covenants and Guarantees

Certain loan agreements contain various restrictive covenants, including the following corporate covenants on the Company’s unsecured primary revolving line of credit and unsecured term loan: a minimum net worth requirement, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum recourse secured debt ratio and a maximum payout ratio. In addition, the Company’s primary revolving line of credit and term loan have unencumbered pool covenants, which currently apply to Beverly Center, Dolphin Mall, Fairlane Town Center, Twelve Oaks Mall and The Shops at Willow Bend on a combined basis. These covenants include a minimum number and minimum value of eligible unencumbered assets, a maximum unencumbered leverage ratio, a minimum unencumbered interest coverage ratio and a minimum unencumbered asset occupancy ratio. The corporate maximum secured leverage ratio is the most restrictive covenant for the Company’s primary revolving line of credit and term loan. The Company was in compliance with all of its covenants and loan obligations as of December 31, 2013. The maximum payout ratio covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain the Company’s tax status, pay preferred distributions, and for distributions related to the sale of certain assets.

In connection with the financing of the construction facility at The Mall at University Town Center, owned by a Unconsolidated Joint Venture, the Operating Partnership provided an unconditional guarantee of 25% of the principal balance and 50% of all accrued but unpaid interest. The maximum amount of the construction facility is $225 million. The outstanding balance of the Mall at University Town Center construction financing facility as of December 31, 2013 was $71.4 million. Accrued but unpaid interest as of December 31, 2013 was $0.1 million. The construction facility is interest only during the initial three-year term at LIBOR plus 1.70%, which decreases to LIBOR plus 1.60% upon achieving certain performance measures. The loan has four one-year extension options. During each extension period, debt service payments also include principal payments based on an assumed interest rate of 6.0% and a 30-year amortization period. The principal guaranty may be reduced to 12.5% of the outstanding principal balance upon achievement of certain performance measures. Upon stabilization, the unconditional guaranty may be released. In addition, the Operating Partnership has provided a limited guarantee as to the completion of construction of the center. The center is expected to open in October 2014 and the Company believes the likelihood of a payment under the guarantees to be remote.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is required to escrow cash balances for specific uses stipulated by its lenders. As of December 31, 2013 and December 31, 2012, the Company's restricted cash balances were $5.0 million and $6.1 million, respectively.

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

	At 100%			At Beneficial Interest
	Consolidated Subsidiaries		Unconsolidated Joint Ventures	Consolidated Subsidiaries	Unconsolidated Joint Ventures
Debt as of:
December 31, 2013	$3,058,053		$1,551,161	$2,891,592	$868,942
December 31, 2012	2,952,030		1,490,857	2,785,501	841,363

Capitalized interest:
Year Ended December 31, 2013	$16,385	(1)	$587	$15,839	$320
Year Ended December 31, 2012	3,594	(1)	67	3,487	33

Interest expense:
Year Ended December 31, 2013	$130,023		$68,998	$121,353	$37,554
Year Ended December 31, 2012	142,616		68,760	126,031	35,862

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Noncontrolling Interests

Redeemable Noncontrolling Interests

The Company's president of Taubman Asia (the Asia President) has an ownership interest in Taubman Asia, a consolidated subsidiary. The Asia President is entitled to 10% of Taubman Asia's dividends, with 85% of his dividends being withheld as contributions to capital. These withholdings will continue until he contributes and maintains his capital consistent with a 10% ownership interest, including all capital funded by the Operating Partnership for Taubman Asia's operating and investment activities subsequent to the Asia President obtaining his ownership interest. The Operating Partnership will have a preferred investment in Taubman Asia to the extent the Asia President has not yet contributed capital commensurate with his ownership interest. This preferred investment will accrue an annual preferential return equal to the Operating Partnership's average borrowing rate (with the preferred investment and accrued return together being referred to herein as the preferred interest). Taubman Asia has the ability to call, and the Asia President has the ability to put, the Asia President’s ownership interest upon specified terminations of the Asia President’s employment, although such put or call right may not be exercised for specified time periods after certain termination events. The redemption price for the ownership interest is generally a nominal amount through 2013 and subsequently 50% (increasing to 100% as early as May 2015) of the fair value of the ownership interest less the amount required to return the Operating Partnership's preferred interest. The Company has determined that the Asia President's ownership interest in Taubman Asia qualifies as an equity award, considering its specific redemption provisions, and accounts for it as a contingently redeemable noncontrolling interest, with a carrying value of zero at December 31, 2013 and December 31, 2012. Any adjustments to the redemption value are recorded through equity.

The Company owns a 93.5% controlling interest in a joint venture that is redeveloping International Market Place in Waikiki, Honolulu, Hawaii. The 6.5% joint venture partner has no obligation nor the right to contribute capital. The Company is entitled to a preferential return on its capital contributions. The Company has the right to purchase the joint venture partner's interest and the joint venture partner has the right to require the Company to purchase the joint venture partner's interest after the third anniversary of the opening of the center, and annually thereafter. The purchase price of the joint venture partner's interest will be based on fair value. Considering the redemption provisions, the Company accounts for the joint venture partner's interest as a contingently redeemable noncontrolling interest with a carrying value of zero at December 31, 2013. Any adjustments to the redemption value are recorded through equity.

In December 2011, Taubman Asia acquired a 90% controlling interest in TCBL. As part of the purchase price consideration, $11.9 million of capital in the newly formed company was credited by Taubman Asia to the noncontrolling owners, who owned a 10% residual interests. The noncontrolling ownership interest could be put back to the Company at various dates. Considering the redemption provisions, the Company accounted for the joint venture partner's interest as a contingently redeemable noncontrolling interest. The carrying value of the interest was $10.4 million at December 31, 2011. In November 2012, upon the sale of Taubman TCBL's assets (Note 2), the non-controlling owners relinquished the capital that was credited in connection with the acquisition.

In July 2010, the Company formed a joint venture that focused on developing and owning outlet shopping centers. The Company owned a 90% controlling interest, while the joint venture partner owned a 10% interest. The Company had been funding substantially all of the outlet business. In September 2013, the Company redeemed this partner's interest for $1.1 million as part of a negotiated transaction, an amount modestly less than the partner's previously contributed capital. The joint venture partner's interest was previously accounted for as a redeemable noncontrolling interest with a carrying value of zero. The redemption of this interest in a consolidated subsidiary was accounted for as an equity transaction.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Partnership Units Issued in Connection with 2011 Acquisition

In December 2011, the Company acquired The Mall at Green Hills and The Gardens on El Paseo and El Paseo Village from affiliates of Davis Street Properties, LLC (Note 2). The purchase price consideration included 1.3 million Operating Partnership units determined based on a value of $55 per unit. These partnership units became eligible to be converted into the Company's common shares in December 2012 pursuant to the Continuing Offer (Note 15). Prior to that date, the holders had the ability to put the units back to the Operating Partnership for cash at the lesser of the current market price of the Company's common shares or $55 per share. Considering the redemption provisions, the Company accounted for these Operating Partnership units as a redeemable noncontrolling interest through December 2012 when they became subject to the Continuing Offer. The carrying value of these units was $72.7 million at December 31, 2011, which was classified within Redeemable Noncontrolling Interests on the Consolidated Balance Sheet. Adjustments to the redemption value were recorded through equity. In December 2012, upon the expiration of the redemption right of these redeemable noncontrolling interests, the carrying value of these units were classified within Noncontrolling Interests on the Consolidated Balance Sheet. As of December 31, 2013, of the 1.3 million Operating Partnership units originally issued as consideration, approximately 1.0 million units were tendered under the Continuing Offer.

Reconciliation of Redeemable Noncontrolling Interests

2012
Balance January 1	$84,235
Contributions	231
Distributions	(2,456)
Allocation of net income (loss)	(976)
Allocation of other comprehensive income (loss)	(49)
Capital relinquished in connection with TCBL disposition (Note 2)	(8,855)
Transfer to nonredeemable equity	(72,035)
Adjustments of redeemable noncontrolling interests	(95)
Balance December 31	$—

There was no significant activity regarding redeemable noncontrolling interests during the year ended December 31, 2013.

Equity Balances of Nonredeemable Noncontrolling Interests

The net equity balance of the nonredeemable noncontrolling interests as of December 31, 2013 and December 31, 2012 includes the following:

	2013	2012
Non-redeemable noncontrolling interests:
Noncontrolling interests in consolidated joint ventures	$(37,191)	$(45,066)
Noncontrolling interests in partnership equity of TRG	(58,342)	(44,242)
	$(95,533)	$(89,308)

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Allocable to Noncontrolling Interests

Net income attributable to the noncontrolling interests for the years ended December 31, 2013, 2012, and 2011 includes the following:

	2013	2012	2011
Net income (loss) attributable to noncontrolling interests:
Non-redeemable noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	$10,344	$14,867	$15,477
Noncontrolling share of income of TRG	46,434	37,752	80,161
TRG Series F preferred distributions			(372)
	$56,778	$52,619	$95,266
Redeemable noncontrolling interests		(976)	(739)
	$56,778	$51,643	$94,527

Equity Transactions

The following schedule presents the effects of changes in Taubman Centers, Inc.’s ownership interest in consolidated subsidiaries on Taubman Centers, Inc.’s equity for the years ended December 31, 2013, 2012, and 2011:

	2013	2012	2011
Net income attributable to Taubman Centers, Inc. common shareowners	$109,908	$83,511	$176,701
Transfers (to) from the noncontrolling interest –
Increase (Decrease) in Taubman Centers, Inc.’s paid-in capital for the adjustments of noncontrolling interest (1)	15,129	14,903	(40,561)
Decrease in Taubman Centers, Inc.’s paid-in capital related to the acquisition of additional ownership interest in International Plaza (Note 2)		(339,170)
Decrease in Taubman Centers, Inc.’s paid-in capital related to the acquisition of additional ownership interest in the outlet joint venture	(1,050)
Net transfers (to) from noncontrolling interests	14,079	(324,267)	(40,561)
Change from net income attributable to Taubman Centers, Inc. and transfers (to) from noncontrolling interests	$123,987	$(240,756)	$136,140

(1)
In 2013, 2012, and 2011, adjustments of the noncontrolling interest were made as a result of changes in the Company's ownership of the Operating Partnership in connection with the Company's share-based compensation under employee and director benefit plans (Note 13), issuances of stock pursuant to the continuing offer (Note 15), issuances of common stock in 2012 and 2011 (Note 14), the acquisition of additional ownership interest in International Plaza in 2012, redemption of the outlet joint venture partner's interest in 2013, 2013 stock repurchases (Note 14), issuances of Operating Partnership units in connection with the acquisition of centers (Note 2), and redemptions of certain redeemable Operating Partnership Units.

Finite Life Entities

Accounting Standards Codification Topic 480, “Distinguishing Liabilities from Equity” establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. At December 31, 2013, the Company held a controlling interest in a consolidated entity with a specified termination date in 2083. The noncontrolling owners’ interest in this entity is to be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entity. The estimated fair value of this noncontrolling interest was approximately $400 million at December 31, 2013, compared to a book value of $(42.2) million that is classified in Noncontrolling Interests in the Company’s Consolidated Balance Sheet. The fair value of the noncontrolling interest was calculated as the noncontrolling interest's ownership shares of the underlying property's fair value. The property's fair value was estimated by considering its in-place net operating income, current market capitalization rate, and mortgage debt outstanding.

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

As of December 31, 2013, the Company had the following outstanding interest rate derivatives that were designated and are expected to be effective as cash flow hedges of the interest payments on the associated debt.

Instrument Type	Ownership	Notional Amount	Swap Rate	Credit Spread on Loan		Total Swapped Rate on Loan		Maturity Date
Consolidated Subsidiaries:
Receive variable (LIBOR) /pay-fixed swap (1)	100%	$200,000	1.64%	1.35%	(1)	2.99%	(1)	February 2019
Receive variable (LIBOR) /pay-fixed swap (1)	100%	175,000	1.65%	1.35%	(1)	3.00%	(1)	February 2019
Receive variable (LIBOR) /pay-fixed swap (1)	100%	100,000	1.64%	1.35%	(1)	2.99%	(1)	February 2019
Receive variable (LIBOR) /pay-fixed swap (2)	95.0%	129,205	2.64%	2.35%		4.99%		September 2020
Unconsolidated Joint Ventures:
Receive variable (LIBOR) /pay-fixed swap (3)	50.0%	137,500	2.40%	1.70%		4.10%		April 2018
Receive variable (LIBOR) /pay-fixed swap (3)	50.0%	137,500	2.40%	1.70%		4.10%		April 2018

(1)
The hedged forecasted transaction for each of these swaps is the first previously unhedged one-month LIBOR-indexed interest payments accrued and made each month beginning January 2, 2014 on a debt principal amount equal to the swap notional, regardless of the specific debt agreement from which they may flow. The Company is currently using these swaps to manage interest rate risk on the $475 million TRG Term Loan. The credit spread on this loan can also vary within a range of 1.35% to 1.90%, depending on the Company's leverage ratio at the measurement date.

(2)	The notional amount of the swap is equal to the outstanding principal balance of the loan on MacArthur Center.

(3)	The notional amount on each of these swaps is equal to 50% of the outstanding principal balance of the loan on Fair Oaks Mall, which begins amortizing in August 2014.

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

The Company expects that approximately $13.0 million of the AOCI of Taubman Centers, Inc. and the noncontrolling interests will be reclassified from AOCI and recognized as a reduction of income in the following 12 months.

The following tables present the effect of derivative instruments on the Company’s Consolidated Statement of Operations and Comprehensive Income for the years ended December 31, 2013, 2012, and 2011. The tables include the location and amount of unrealized gains and losses on outstanding derivative instruments in cash flow hedging relationships and the location and amount of realized losses reclassified from AOCI into income resulting from settled derivative instruments associated with hedged debt.

During the years ended December 31, 2013, 2012, and 2011 the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
	2013	2012	2011		2013	2012	2011
Derivatives in cash flow hedging relationships:
Interest rate contracts – consolidated subsidiaries	$9,990	$(2,821)	$(13,609)	Interest Expense	$(3,221)	$(3,190)	$(3,488)
Interest rate contracts – UJVs	5,083	(1,976)	(7,081)	Equity in Income of UJVs	(3,080)	(3,600)	(2,788)
Total derivatives in cash flow hedging relationships	$15,073	$(4,797)	$(20,690)		$(6,301)	$(6,790)	$(6,276)

Realized losses on settled cash flow hedges:
Interest rate contracts – consolidated subsidiaries				Interest Expense	$(605)	$(605)	$(839)
Interest rate contract – UJVs				Equity in Income of UJVs		(188)	(376)
Total realized losses on settled cash flow hedges					$(605)	$(793)	$(1,215)

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company records all derivative instruments at fair value in the Consolidated Balance Sheet. The following table presents the location and fair value of the Company’s derivative financial instruments as reported in the Consolidated Balance Sheet as of December 31, 2013 and 2012.

		Fair Value
	Consolidated Balance Sheet Location	December 31 2013	December 31 2012
Derivatives designated as hedging instruments:
Asset derivatives:
Interest rate contracts – consolidated subsidiaries	Deferred Charges and Other Assets	$1,543
Liability derivatives:
Interest rate contract – consolidated subsidiaries	Accounts Payable and Accrued Liabilities	$(3,418)	$(11,865)
Interest rate contracts – UJVs	Investment in UJVs	(5,938)	(11,021)
Total liabilities designated as hedging instruments		$(9,356)	$(22,886)

Contingent Features

Three of the Company's outstanding derivatives contain provisions that state if the hedged entity defaults on any of its indebtedness in excess of $1 million, then the derivative obligation could also be declared in default. Three of the Company’s outstanding derivatives contain provisions that state if the Operating Partnership defaults on any of its recourse indebtedness in excess of $50 million, then the derivative obligation could also be declared in default. As of December 31, 2013, the Company is not in default on any indebtedness that would trigger a credit risk related default on its current outstanding derivatives.

As of December 31, 2013 and 2012, the fair value of derivative instruments with credit-risk-related contingent features that are in a liability position was $9.4 million and $22.9 million, respectively. As of December 31, 2013 and 2012, the Company was not required to post any collateral related to these agreements. If the Company breached any of these provisions it would be required to settle its obligations under the agreements at their fair value. See Note 17 for fair value information on derivatives.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Leases

Shopping center space is leased to tenants and certain anchors pursuant to lease agreements. Tenant leases typically provide for minimum rent, percentage rent, and other charges to cover certain operating costs. Future minimum rent under operating leases in effect at December 31, 2013 for operating centers assuming no new or renegotiated leases or option extensions on anchor agreements, is summarized as follows:

2014	$393,115
2015	356,935
2016	321,521
2017	281,729
2018	241,121
Thereafter	735,323

Certain shopping centers, as lessees, have ground and building leases expiring at various dates through the year 2107. In addition, one center has the option to extend the lease term for five 10-year periods, another center has an option to extend the term for three 10-year periods, and another center has the option to extend the lease term for one additional 10-year period. Ground rent expense is recognized on a straight-line basis over the lease terms.

The Company also leases its office facilities and certain equipment. Office facility and equipment leases expire at various dates through the year 2018. Additionally, one of the leases has a 1-year extension option and one lease has a 5-year extension option. The Company’s U.S. headquarters is rented from an affiliate of the Taubman family under a 10-year lease, with a 5-year extension option.

Rental expense on a straight-line basis under operating leases was $13.4 million in 2013, $12.0 million in 2012, and $9.8 million in 2011. Included in these amounts are related party office rental expense of $2.5 million in 2013 and $2.2 million in both 2012 and 2011. Contingent rent expense under operating leases was $1.4 million in 2013 and $0.9 million in 2012. Payables representing straight-line rent adjustments under lease agreements were $41.2 million and $40.0 million as of December 31, 2013 and 2012, respectively.

The following is a schedule of future minimum rental payments required under operating leases:

2014	$12,772
2015	9,540
2016	11,446
2017	12,224
2018	12,243
Thereafter	814,768

The table above includes $2.8 million in 2014 and $0.7 million in 2015 of related party amounts.

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

International Market Place, a regional mall redevelopment project located in Waikiki, Honolulu, Hawaii, is expected to open in spring 2016. The project is subject to a long-term participating ground lease. In addition to minimum rent included in the table above, the Company will pay contingent rent based on the performance of the center.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - The Manager

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

A. Alfred Taubman and certain of his affiliates receive various management services from the Manager. For such services, Mr. Taubman and affiliates paid the Manager approximately $3.1 million, $3.2 million, and $2.3 million in 2013, 2012, and 2011, respectively. These amounts are classified in Management, Leasing, and Development Services revenues within the Consolidated Statement of Operations and Comprehensive Income.

Other related party transactions are described in Notes 11, 13, and 15.

Note 13 - Share-Based Compensation and Other Employee Plans

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

The compensation cost charged to income for the Company’s share-based compensation plans was $12.9 million, $11.9 million, and $9.0 million for the years ended December 31, 2013, 2012, and 2011, respectively. Compensation cost capitalized as part of properties and deferred leasing costs was $1.6 million, $1.1 million, and $0.3 million for the years ended December 31, 2013, 2012, and 2011, respectively.

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

A summary of option activity for the years ended December 31, 2013, 2012, and 2011 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Range of Exercise Prices
Outstanding at January 1, 2011	1,452,781	$37.00	5.7	$13.83	-	$55.90
Exercised	(130,791)	35.66
Outstanding at December 31, 2011	1,321,990	$37.13	4.8	$13.83	-	$55.90
Exercised	(632,188)	31.28
Outstanding at December 31, 2012	689,802	$42.50	3.8	$24.74	-	$55.90
Exercised	(126,366)	36.67
Outstanding at December 31, 2013	563,436	$43.81	2.6	$31.31	-	$55.90

Fully vested options at December 31, 2013	563,436	$43.81	2.6

As of December 31, 2013 and 2012, all options outstanding were fully vested and there was no unrecognized compensation cost related to options.

Of the 0.6 million total options outstanding, 0.5 million had vesting schedules with one-third vesting at each of the first, second, and third years of the grant anniversary. Substantially all of the other options outstanding had vesting schedules with one-third vesting at each of the third, fifth, and seventh years of the grant anniversary.
The aggregate intrinsic value (the difference between the period end stock price and the option exercise price) of in-the-money options outstanding was $11.3 million as of December 31, 2013.

The total intrinsic value of options exercised during the years ended December 31, 2013, 2012, and 2011 was $4.8 million, $28.7 million, and $3.3 million, respectively. Cash received from option exercises for the years ended December 31, 2013, 2012, and 2011 was $4.6 million, $19.8 million, and $4.7 million, respectively.

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

Performance Share Units

In 2013, 2012, and 2011 the Company granted Performance Share Units (PSU) under the 2008 Omnibus Plan. Each PSU represents the right to receive, upon vesting, shares of the Company’s common stock ranging from 0-300% of the PSU based on the Company’s market performance relative to that of a peer group. The vesting date is March 2016, March 2015, and March 2014 for the 2013, 2012, and 2011 grants, respectively, if continuous service has been provided, or upon retirement or certain other events (such as death or disability) if earlier. No dividends accumulate during the vesting period.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company estimated the value of the PSU granted in 2013, 2012, and 2011 using a Monte Carlo simulation, considering the Company’s common stock price at the grant date less the present value of the expected dividends during the vesting period, historical returns of the Company and the peer group of companies, and risk-free interest rates and measurement periods existing at the grant dates. Specific assumptions and the valuation results are shown below.

	Grant Dates
	2013	2012	2011

Risk-free interest rate	0.30% to 0.40%	0.35% to 0.45%	1.18%
Measurement period	3 years	3 years	3 years
Weighted average grant-date fair value	$103.37	$107.45	$85.40

In 2013, the Company also granted additional PSU under the 2008 Omnibus Plan that represent the right to receive, upon vesting, shares of the Company’s common stock ranging from 0-400% of the PSU based on the Company’s market performance relative to that of a peer group. The units vest in March 2017, if continuous service has been provided, or upon certain other events (such as death or disability) if earlier. No dividends accumulate during the vesting period. The Company estimated the value of these PSU granted using a Monte Carlo simulation, considering the Company’s common stock price at the grant date less the present value of the expected dividends during the vesting periods, historical returns of the Company and the peer group of companies, a risk-free interest rate of 0.46% to 0.62%, and a measurement period of approximately four years. The resulting weighted average grant-date fair value was $171.05 per PSU.

In 2012, the Company also granted additional PSU under the 2008 Omnibus Plan that represent the right to receive, upon vesting, shares of the Company’s common stock ranging from 0-400% of the PSU based on the Company’s market performance relative to that of a peer group. The units vest in March 2017, if continuous service has been provided, or upon certain other events (such as death or disability) if earlier. No dividends accumulate during the vesting period. The Company estimated the value of these PSU granted using a Monte Carlo simulation, considering the Company’s common stock price at the grant date less the present value of the expected dividends during the vesting period, historical returns of the Company and the peer group of companies, a risk-free interest rate of 0.70% to 0.90%, and a measurement period of five years. The resulting weighted average grant-date fair value was $189.23 per PSU.

A summary of PSU activity for the years ended December 31, 2013, 2012, and 2011 is presented below:

	Number of Performance Stock Units		Weighted Average Grant Date Fair Value
Outstanding at January 1, 2011	272,356		$28.88
Granted	53,795		85.40
Outstanding at December 31, 2011	326,151		$38.20
Vested	(196,943)	(1)	15.60
Granted (three-year vesting)	50,041		107.45
Granted (five-year vesting)	108,224		189.23
Forfeited	(24,733)		123.41
Outstanding at December 31, 2012	262,740		$122.52
Vested	(73,259)	(1)	65.29
Granted (three-year vesting)	42,178		103.37
Granted (four-year vesting)	15,444		171.05
Forfeited	(12,240)		140.49
Outstanding at December 31, 2013	234,863		$139.18

(1) Based on the Company's market performance relative to that of a peer group, the actual number of shares of common stock issued upon vesting during the year ended December 31, 2013 and 2012 equaled 300% and 240%, respectively, of the number of PSU awards vested in the table above.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total intrinsic value of PSU vested during the years ended December 31, 2013 and 2012 was $16.9 million and $32.8 million, respectively. No PSU vested during the year ended December 31, 2011.

None of the PSU outstanding at December 31, 2013 were vested. As of December 31, 2013, there was $18.4 million of total unrecognized compensation cost related to nonvested PSU outstanding. This cost is expected to be recognized over an average period of 2.76 years.

Restricted Share Units

In 2013, 2012, and 2011, restricted share units (RSU) were issued under the 2008 Omnibus Plan and represent the right to receive upon vesting one share of the Company’s common stock. The vesting date is March 2016, March 2015, and March 2014 for the 2013, 2012, and 2011 grants, respectively, if continuous service has been provided through that period, or upon retirement or certain other events if earlier. No dividends accumulate during the vesting period.
The Company estimated the values of the RSU granted in 2013 using the Company’s common stock at the grant dates deducting the present value of expected dividends during the vesting periods using a risk-free rate of 0.30% to 0.49%. The result of the Company’s valuations was a weighted average grant-date fair value of $71.67 per RSU granted during 2013. The Company estimated the value of the RSU granted in 2012 using the Company’s common stock at the grant dates deducting the present value of expected dividends during the vesting period using a risk-free rate of 0.35% to 0.50%. The result of the Company’s valuations was a weighted average grant-date fair value of $65.14 per RSU granted during 2012. The Company estimated the value of the RSU granted in March 2011 and June 2011 using the Company's common stock at the grant date deducting the present value of expected dividends during the vesting period using risk-free rates of 1.18% and 0.78%, respectively. The result of the Company's valuation was a weighted average grant-date fair value of $47.98 and $53.65 per RSU granted in March 2011 and June 2011, respectively.
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

A summary of RSU activity for the years ended December 31, 2013, 2012, and 2011 is presented below:

	Number of Restricted Stock Units	Weighted average Grant Date Fair Value
Outstanding at January 1, 2011	617,884	$22.72
Granted March 2011	105,391	47.98
Granted June 2011	1,972	53.65
Forfeited	(3,450)	22.19
Vested	(115,870)	49.67
Outstanding at December 31, 2011	605,927	$22.06
Granted	107,653	65.14
Forfeited	(26,665)	46.48
Vested	(364,610)	9.90
Outstanding at December 31, 2012	322,305	48.19
Granted (three-year vesting)	92,103	71.67
Granted (staggered vesting)	5,197	81.38
Forfeited	(11,678)	57.60
Vested	(138,028)	37.03
Outstanding at December 31, 2013	269,899	62.00

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based on an analysis of historical employee turnover, the Company has made an annual forfeiture assumption of approximately 2% of grants when recognizing compensation costs relating to the RSU.

The total intrinsic value of RSU vested during the years ended December 31, 2013, 2012, and 2011 was $10.6 million, $25.2 million, and $6.4 million, respectively.

None of the RSU outstanding at December 31, 2013 were vested. As of December 31, 2013, there was $6.8 million of total unrecognized compensation cost related to nonvested RSU outstanding. This cost is expected to be recognized over an average period of 1.73 years.

Non-Employee Directors’ Stock Grant and Deferred Compensation

The 2008 Omnibus Plan provides a quarterly grant to each non-employee director of the Company shares of the Company's common stock based on the fair value of the Company's common stock on the last business day of the preceding quarter. The annual fair market value of the grant was $120,000 in 2013 and $70,000 in 2012 and 2011. As of December 31, 2013, 7,712 shares have been issued under the 2008 Omnibus Plan. Certain directors have elected to defer receipt of their shares as described below.

The Non-Employee Directors’ Deferred Compensation Plan (DCP), which was approved by the Company’s Board of Directors, allows each non-employee director of the Company the right to defer the receipt of all or a portion of his or her annual director retainer until the termination of his or her service on the Company’s Board of Directors and for such deferred compensation to be denominated in restricted stock units. The number of restricted stock units received equals the deferred retainer fee divided by the fair market value of the common stock on the business day immediately before the date the director would otherwise have been entitled to receive the retainer fee. The restricted stock units represent the right to receive equivalent shares of common stock at the end of the deferral period. During the deferral period, when the Company pays cash dividends on its common stock, the directors’ deferral accounts will be credited with dividend equivalents on their deferred restricted stock units, payable in additional restricted stock units based on the fair market value of the Company’s common stock on the business day immediately before the record date of the applicable dividend payment. There were 93,955 restricted stock units outstanding under the DCP at December 31, 2013.

Other Employee Plans

As of December 31, 2013 and 2012, the Company had fully vested awards outstanding for 10,536 and 10,243 notional shares of stock, respectively, under a previous long-term performance compensation plan. These awards will be settled in cash based on a twenty day average of the market value of the Company's common stock. The liability for the eventual payout of these awards is marked to market quarterly based on the twenty day average of the Company's stock price. The Company recorded compensation costs related to the plan of $0.1 million for the year ended December 31, 2013 and $0.3 million for each of the years ended December 31, 2012 and 2011. In 2012, $0.7 million was paid out under this plan. No awards under this plan were paid out during 2013 or 2011.

The Company has a voluntary retirement savings plan established in 1983 and amended and restated effective January 1, 2012 (the Plan). The Company believes the Plan is qualified in accordance with Section 401(k) of the Internal Revenue Code (the Code). The Company contributes an amount equal to 2% of the qualified wages of all qualified employees and matches employee contributions in excess of 2% up to 7% of qualified wages. In addition, the Company may make discretionary contributions within the limits prescribed by the Plan and imposed in the Code. The Company’s contributions and costs relating to the Plan were $3.2 million in 2013, $3.0 million in 2012, and $2.9 million in 2011.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Common and Preferred Stock and Equity of TRG

Common Stock

In August 2013, the Company’s Board of Directors authorized a share repurchase program under which the Company may repurchase up to $200 million of its outstanding common stock. The Company plans to repurchase shares from time to time on the open market or in privately negotiated transactions or otherwise, depending on market prices and other conditions. As of December 31, 2013, the Company repurchased 786,805 shares of its common stock at an average price of $66.45 per share for a total of $52.3 million under the authorization. All shares repurchased have been cancelled. For each share of the Company’s stock repurchased, an equal number of the Company’s Operating Partnership units are redeemed. Repurchases of common stock were financed through general corporate funds, including borrowings under existing lines of credit.

In August 2012 and June 2011, the Company sold 2,875,000 and 2,012,500 of its common shares, respectively. The proceeds were used by the Company to acquire an equal number of Operating Partnership units. The Operating Partnership paid all offering costs. The Operating Partnership used the net proceeds, after offering costs, of $208.9 million and $112.0 million in 2012 and 2011, respectively, to reduce outstanding borrowings under its revolving lines of credit. No common shares were sold in 2013.

Outstanding Preferred Stock

The Company is obligated to issue to the noncontrolling partners of TRG, upon subscription, one share of Series B Non-Participating Convertible Preferred Stock (Series B Preferred Stock) for each of the Operating Partnership units held by the noncontrolling partners. Each share of Series B Preferred Stock entitles the holder to one vote on all matters submitted to the Company's shareowners. The holders of Series B Preferred Stock, voting as a class, have the right to designate up to four nominees for election as directors of the Company. On all other matters, including the election of directors, the holders of Series B Preferred Stock will vote with the holders of common stock. The holders of Series B Preferred Stock are not entitled to dividends or earnings of the Company. The Series B Preferred Stock is convertible into common stock at a ratio of 14,000 shares of Series B Preferred Stock for one share of common stock. During the years ended December 31, 2013, 2012, and 2011, 176,630 shares, 1,132,359 shares, and 1,092,690 shares of Series B Preferred Stock, respectively, were converted to 10 shares, 65 shares, and 76 shares of the Company’s common stock, respectively, as a result of tenders of units under the Continuing Offer (Note 15).

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Operating Partnership’s $30 million 8.2% Cumulative Redeemable Preferred Partnership Equity (Series F Preferred Equity) was owned by an institutional investor and accounted for as a noncontrolling interest of the Company. In October 2011, the Series F Preferred Equity was redeemed. The Operating Partnership redeemed the Series F Preferred Equity for $27.0 million, which represented a $2.2 million discount from the book value. The $2.2 million excess of the book value over the redemption amount is reflected as a reduction in earnings allocated to the noncontrolling interests in the year ended December 31, 2011. The Series F Preferred Equity had no stated maturity, sinking fund, or mandatory redemption requirements. Distributions were cumulative and payable in arrears on or before the last day of each calendar quarter.

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

Based on a market value at December 31, 2013 of $63.92 per common share, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was $1.5 billion. The purchase of these interests at December 31, 2013 would have resulted in the Company owning an additional 27% interest in the Operating Partnership.

Continuing Offer

The Company has made a continuing, irrevocable offer to all present holders (other than certain excluded holders, including A. Alfred Taubman), permitted assignees of all present holders, those future holders of partnership interests in the Operating Partnership as the Company may, in its sole discretion, agree to include in the continuing offer, all existing optionees under the previous option plan, and all existing and future optionees under the 2008 Omnibus Plan to exchange shares of common stock for partnership interests in the Operating Partnership (the Continuing Offer). Under the Continuing Offer agreement, one unit of the Operating Partnership interest is exchangeable for one share of the Company's common stock. Upon a tender of Operating Partnership units, the corresponding shares of Series B Preferred Stock, if any, will automatically be converted into the Company’s common stock at a rate of ratio of 14,000 shares of Series B Preferred Stock for one share of common stock.

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

	Year Ended December 31
	2013	2012	2011
Net income attributable to Taubman Centers, Inc. common shareowners (Numerator):
Income from continuing operations	$109,908	$83,511	$75,011
Income from discontinued operations			101,690
Basic	$109,908	$83,511	$176,701

Shares (Denominator) – basic	63,591,523	59,884,455	56,899,966

Earnings per common share from continuing operations	$1.73	$1.39	$1.32
Income from discontinued operations			1.79
Earnings per common share – basic	$1.73	$1.39	$3.11

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31
	2013	2012	2011
Net income attributable to Taubman Centers, Inc. common shareowners (Numerator):
Income from continuing operations - basic	$109,908	$83,511	$75,011
Impact of additional ownership of TRG on income from continuing operations	497	672	625
Income from continuing operations - diluted	$110,405	$84,183	$75,636
Income from discontinued operations - basic			101,690
Impact of additional ownership of TRG on income from discontinued operations			296
Diluted	$110,405	$84,183	$177,622

Shares – basic	63,591,523	59,884,455	56,899,966
Effect of dilutive securities	983,889	1,491,989	1,629,123
Shares (Denominator) – diluted	64,575,412	61,376,444	58,529,089

Earnings per common share from continuing operations	$1.71	$1.37	$1.29
Income from discontinued operations			1.74
Earnings per common share – diluted	$1.71	$1.37	$3.03

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

	Year Ended December 31
	2013	2012	2011
Weighted average partnership units outstanding	4,428,624	5,063,736	7,499.132
Unissued partnership units under unit option deferral elections	871,262	871,262	871,262
Out-of-the-money options			60,469

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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements as of December 31, 2013 Using		Fair Value Measurements as of December 31, 2012 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Available-for-sale securities			$2,452
Insurance deposit	$12,225		11,291
Derivative interest rate contracts (Note 10)		$1,543
Total assets	$12,225	$1,543	$13,743

Derivative interest rate contract (Note 10)		$(3,418)		$(11,865)
Total liabilities		$(3,418)		$(11,865)

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

The available-for-sale securities shown above consisted of marketable securities that represent shares in a Vanguard REIT fund that were purchased to facilitate a tax efficient structure for the 2005 disposition of Woodland mall and were classified within Deferred Charges and Other Assets on the Consolidated Balance Sheet as of December 31, 2012. In January 2013, these securities were sold for $2.5 million, resulting in a $1.3 million realized gain.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments Carried at Other Than Fair Values

Community Development District Obligation

The owner of one shopping center pays annual special assessment levies of a Community Development District (CDD), which provided certain infrastructure assets and improvements. As the amount and period of the special assessments were determinable, the Company capitalized the infrastructure assets and improvements and recognized an obligation for the future special assessments to be levied. At December 31, 2013 and 2012, the book value of the infrastructure assets and improvements, net of depreciation, was $37.8 million and $39.8 million, respectively. The related obligation is classified within Accounts Payable and Accrued Liabilities on the Consolidated Balance Sheet and had a balance of $59.7 million and $60.8 million at December 31, 2013 and 2012, respectively. The fair value of this obligation, derived from quoted market prices and therefore falling into Level 1 of the fair value hierarchy, was $59.8 million at December 31, 2013 and $60.9 million at December 31, 2012.

Notes Payable

The fair value of notes payable are estimated using cash flows discounted at current market rates and therefore fall into Level 2 of the fair value hierarchy. When selecting discount rates for purposes of estimating the fair value of notes payable at December 31, 2013 and 2012, the Company employed the credit spreads at which the debt was originally issued. Excluding 2010 through 2013 refinancings and debt assumed as part of the 2011 acquisitions, an additional 1.00% and 1.50% credit spread was added to the discount rate at December 31, 2013 and December 31, 2012, respectively, to attempt to account for current market conditions. This additional spread is an estimate and is not necessarily indicative of what the Company could obtain in the market at the reporting date. The Company does not believe that the use of different interest rate assumptions would have resulted in a materially different fair value of notes payable as of December 31, 2013 or 2012. To further assist financial statement users, the Company has included with its fair value disclosures an analysis of interest rate sensitivity.

The estimated fair values of notes payable at December 31, 2013 and 2012 are as follows:

	2013		2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable	$3,058,053	$3,107,119	$2,952,030	$3,082,265

The fair values of the notes payable are dependent on the interest rates used in estimating the values. An overall 1% increase in rates employed in making these estimates would have decreased the fair values of the debt shown above at December 31, 2013 by $69.8 million or 2.2%.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Cash Flow Disclosures and Non-Cash Investing and Financing Activities

Interest paid in 2013, 2012, and 2011, net of amounts capitalized of $16.4 million, $3.6 million, and $0.4 million, respectively, was $128.2 million, $142.0 million, and $117.2 million, respectively. Income taxes paid in 2013, 2012, and 2011 were immaterial. The following non-cash investing and financing activities occurred during 2013, 2012, and 2011. This table excludes any non-cash adjustments of noncontrolling interests as a result of equity transactions (Note 9).

	2013	2012	2011
Issuance of a note receivable in connection with the sale of peripheral land	$7,411
Issuance of note and other receivable in connection with the sale of Taubman TCBL's assets (Note 2)		$9,353
Issuance of TRG partnership units in connection with acquisitions of The Mall at Green Hills and The Gardens on El Paseo and El Paseo Village (Note 2)			$72,683
Assumption of debt in connection with acquisitions of The Mall at Green Hills and The Gardens on El Paseo and El Paseo Village (Note 2)			215,439
Issuance of installment notes in connection with acquisitions of The Mall at Green Hills and The Gardens on El Paseo and El Paseo Village (Note 2)			281,467
Issuance of redeemable equity in connection with acquisition of Taubman TCBL (Note 2)			11,882
Receipt of escrow in connection with the sale of Taubman TCBL (Note 2)		3,550
Relinquishment of redeemable equity in connection with disposition of Taubman TCBL (Note 2)		8,855
Transfer of The Pier Shops and Regency Square in settlement of mortgage debt obligations, net (Note 2)			63,941
Other non-cash additions to properties	14,030	19,952	29,803

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 - Accumulated Other Comprehensive Income

Changes in the balance of each component of Accumulated Other Comprehensive Income (AOCI) for the years ended December 31, 2013, 2012, and 2011 were as follows:

	Taubman Centers, Inc. AOCI			Noncontrolling Interests AOCI
	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total
January 1, 2011		$(14,925)	$(14,925)		$15,802	$15,802
Current Period Other Comprehensive Income		(13,137)	(13,137)		(6,240)	(6,240)
Amounts due to changes in ownership		449	449		(449)	(449)
December 31, 2011		$(27,613)	$(27,613)		$9,113	$9,113
Current Period Other Comprehensive Income	1,888	(2,551)	(663)	756	(1,162)	(406)
Amounts due to changes in ownership		6,212	6,212		(6,212)	(6,212)
December 31, 2012	$1,888	$(23,952)	$(22,064)	$756	$1,739	$2,495
Other comprehensive income/(loss) before reclassifications	3,150	6,117	9,267	1,257	2,700	3,957
Amounts reclassified from AOCI		3,875	3,875		1,708	1,708
Net current period other comprehensive income/(loss)	3,150	9,992	13,142	1,257	4,408	5,665
Adjustments due to changes in ownership	2	6	8	(2)	(6)	(8)
December 31, 2013	$5,040	$(13,954)	$(8,914)	$2,011	$6,141	$8,152

The following table presents reclassifications out of AOCI for the year ended December 31, 2013:

Details about AOCI Components	Amounts reclassified from AOCI	Affected line item in Consolidated Statement of Operations
(Gains)/losses on interest rate instruments and other:
Realized loss on interest rate contracts - consolidated subsidiaries	$3,826	Interest Expense
Realized loss on interest rate contracts - UJVs	3,080	Equity in Income of UJVs
Realized gain on sale of securities (Note 17)	(1,323)	Nonoperating Income
Total reclassifications for the period	$5,583

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 - Quarterly Financial Data (Unaudited)

The following is a summary of quarterly results of operations for 2013 and 2012:

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$183,257	$178,187	$193,938	$211,772
Equity in income of Unconsolidated Joint Ventures	10,346	11,481	12,220	18,418
Net income	46,356	33,603	43,243	66,166
Net income attributable to TCO common shareowners	27,744	17,842	24,488	39,834
Earnings per common share – basic	$0.44	$0.28	$0.38	$0.63
Earnings per common share – diluted	$0.43	$0.28	$0.38	$0.62

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$169,264	$179,465	$189,539	$209,706
Equity in income of Unconsolidated Joint Ventures	11,901	11,170	12,672	12,751
Net income	32,177	31,448	45,061	49,131
Net income attributable to TCO common shareowners	17,531	16,373	21,700	27,907
Earnings per common share – basic	$0.30	$0.28	$0.36	$0.45
Earnings per common share – diluted	$0.30	$0.27	$0.35	$0.44

Note 21 - Subsequent Events

International Plaza

In January 2014, the Company sold a total of 49.9% of the Company's interests in the entity that owns International Plaza, including certain governance rights, for $499 million, which consisted of $337 million of cash and approximately $162 million of beneficial interest in debt. A gain in excess of $350 million (net of tax of approximately $10 million to $14 million) will be recognized in the first quarter of 2014. The dispositions decreased the Company's ownership in the center to a noncontrolling 50.1% interest, which will be accounted for under the equity method of accounting.

Stony Point Fashion Park

In January 2014, the Company used the funds from the sale of the total of 49.9% interests in the entity that owns International Plaza to pay off the $99.5 million mortgage note payable on Stony Point Fashion Park that was scheduled to mature in June 2014.

Arizona Mills

In January 2014, the Company completed the sale of its 50% interest in Arizona Mills, an Unconsolidated Joint Venture, and land in Syosset, New York related to the former Oyster Bay project, to Simon Property Group. The consideration consisted of $60 million of cash and 555,150 partnership units in Simon Property Group Limited Partnership. The number of partnership units issued was determined based on a value of $154.91 per unit. As a result of the sale, the Company will be relieved of its $84 million share of the current $167 million mortgage loan on Arizona Mills, bringing the transaction's total value to $230 million. A gain in excess of $100 million will be recognized in the first quarter of 2014.

Schedule II

VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2013, 2012, and 2011
(in thousands)

		Additions
	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write-offs	Transfers, net		Balance at end of year
Year Ended December 31, 2013
Allowance for doubtful receivables	$3,424	$489		$(1,979)			$1,934
Year Ended December 31, 2012
Allowance for doubtful receivables	$3,303	$1,397		$(1,276)			$3,424
Year Ended December 31, 2011
Allowance for doubtful receivables	$7,966	$2,032		$(2,535)	$(4,160)	(1)	$3,303

(1) Amounts represent balances associated with The Pier Shops and Regency Square as the centers were transferred to their mortgage lenders in 2011.

See accompanying report of independent registered public accounting firm.

Schedule III
TAUBMAN CENTERS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2013
(in thousands)

	Initial Cost to Company			Gross Amount at Which Carried at Close of Period
	Land	Buildings, Improvements, and Equipment	Cost Capitalized Subsequent to Acquisition	Land	BI&E	Total		Accumulated Depreciation (A/D)	Total Cost Net of A/D	Encumbrances		Date of Completion of Construction or Acquisition	Depreciable Life
Shopping Centers:
Beverly Center Los Angeles, CA		$209,093	$72,015		$281,108	$281,108		$160,020	$121,088			1982	40 years
Cherry Creek Shopping Center Denver, CO		99,087	130,923		230,010	230,010		134,920	95,090	$280,000		1990	40 years
City Creek Shopping Center Salt Lake City, UT		75,229	603		75,832	75,832		5,006	70,826	84,560		2012	30 years
Dolphin Mall, Miami, FL	$34,881	222,301	63,250	$34,881	285,551	320,432		95,231	225,201			2001	50 years
Fairlane Town Center, Dearborn, MI	17,330	104,668	51,392	17,330	156,060	173,390		79,364	94,026			1996	40 years
The Gardens on El Paseo/ El Paseo Village Palm Desert, CA	23,500	131,858	5,029	23,500	136,887	160,387		7,654	152,733	84,197 / 16,322	(1)	2011	40 years/ 48 years
Great Lakes Crossing Outlets Auburn Hills, MI	15,506	188,773	44,779	15,506	233,552	249,058		117,129	131,929	221,541		1998	50 years
The Mall at Green Hills Nashville, TN	48,551	332,261	2,556	48,551	334,817	383,368		21,141	362,227	150,000		2011	40 years
International Plaza Tampa, FL		299,244	42,323		341,567	341,567		124,459	217,108	325,000	(2)	2001	50 years
MacArthur Center, Norfolk, VA		142,804	21,215		164,019	164,019		66,081	97,938	129,205		1999	50 years
Northlake Mall Charlotte, NC	22,540	141,365	12,532	22,540	153,897	176,437		67,729	108,708	215,500		2005	50 years
The Mall at Partridge Creek Clinton Township, MI	14,097	118,531	15,715	14,097	134,246	148,343		54,202	94,141	79,162		2007	50 years
The Mall at Short Hills Short Hills, NJ	25,114	167,595	164,857	25,114	332,452	357,566		166,140	191,426	540,000		1980	40 years
Stony Point Fashion Park Richmond, VA	10,677	90,731	14,159	10,677	104,890	115,567		50,382	65,185	99,526	(3)	2003	50 years
Taubman Prestige Outlets Chesterfield Chesterfield, MO	16,079	108,934		16,079	108,934	125,013		2,038	122,975			2013	50 years
Twelve Oaks Mall Novi, MI	25,410	190,455	88,074	25,410	278,529	303,939		135,279	168,660			1977	50 years
The Mall at Wellington Green Wellington, FL	18,967	180,799	15,213	21,439	193,540	214,979		82,734	132,245	200,000		2001	50 years
The Shops at Willow Bend Plano, TX	26,192	212,565	37,106	26,192	249,671	275,863		94,170	181,693			2001	50 years
Other:
Office Facilities			32,462		32,462	32,462		24,085	8,377
Peripheral Land	30,880			30,880		30,880			30,880
Construction in Process and Development - pre-construction costs	73,160	132,218	46,946	73,163	179,166	252,329			252,329
Assets under CDD Obligations	4,164	61,411		4,164	61,411	65,575		27,585	37,990
Other		6,966			6,966	6,966		1,633	5,333
Total	$407,048	$3,216,888	$861,149	$409,523	$4,075,567	$4,485,090	(4)	$1,516,982	$2,968,108

The changes in total real estate assets and accumulated depreciation for the years ended December 31, 2013, 2012, and 2011 are as follows:

	Total Real Estate Assets					Accumulated Depreciation
	2013	2012	2011			2013	2012	2011
Balance, beginning of year	$4,246,000	$4,020,954	$3,528,297		Balance, beginning of year	$(1,395,876)	$(1,271,943)	$(1,199,247)
Acquisitions			543,136	(5)	Depreciation - continuing operations	(142,458)	(134,858)	(117,466)
New development and improvements	280,972	237,877	76,026		Depreciation - discontinued operations			(9,764)
Disposals/Write-offs	(35,964)	(11,972)	(123,839)	(6)	Disposals/Write-offs	21,352	10,925	54,534	(6)
Transfers In/(Out)	(5,918)	(859)	(2,666)		Transfers In/(Out)
Balance, end of year	$4,485,090	$4,246,000	$4,020,954		Balance, end of year	$(1,516,982)	$(1,395,876)	$(1,271,943)

(1)
Balances represent the two different mortgage notes held separately on The Gardens on El Paseo and El Paseo Village for $84.2 million and $16.3 million which include $2.7 million and $0.2 million, respectively, of purchase accounting premiums.

(2)
In January 2014, the Company sold a total of 49.9% of its interests in the entity that owns International Plaza. International Plaza will be accounted for as an Unconsolidated Joint Venture for all periods subsequent to the disposition.

(3)
In January 2014, the Company used the funds from the sale of the total of 49.9% of its interests in the entity that owns International Plaza to pay down the $99.5 million encumbrance on Stony Point Fashion Park.

(4)	The unaudited aggregate cost for federal income tax purposes as of December 31, 2013 was $5.395 billion.

(5)	Includes costs relating to the purchase of The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village.

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

TAUBMAN CENTERS, INC.
Date:	February 26, 2014	By:	/s/ Robert S. Taubman
Robert S. Taubman, Chairman of the Board, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert S. Taubman	Chairman of the Board, President,	February 26, 2014
Robert S. Taubman	Chief Executive Officer, and Director
(Principal Executive Officer)

/s/ Lisa A. Payne	Vice Chairman, Chief Financial	February 26, 2014
Lisa A. Payne	Officer, and Director (Principal Financial Officer)

/s/ William S. Taubman	Chief Operating Officer,	February 26, 2014
William S. Taubman	and Director

/s/ Esther R. Blum	Senior Vice President, Controller, and	February 26, 2014
Esther R. Blum	Chief Accounting Officer

/s/ Graham Allison	Director	February 26, 2014
Graham Allison

/s/ Jerome A. Chazen	Director	February 26, 2014
Jerome A. Chazen

/s/ Craig M. Hatkoff	Director	February 26, 2014
Craig M. Hatkoff

/s/ Peter Karmanos, Jr.	Director	February 26, 2014
Peter Karmanos, Jr.

/s/ William U. Parfet	Director	February 26, 2014
William U. Parfet

/s/ Ronald W. Tysoe	Director	February 26, 2014
Ronald W. Tysoe

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
2.1	Purchase and Sale Agreement dated as of January 29, 2014 between Woodland Shopping Center Limited Partnership and T-C International Plaza Investor LP LLC.**	8-K		10.1	January 30, 2014
2.2	Purchase and Sale Agreement dated as of January 29, 2014 between International Plaza Holding Company and T-C International Plaza Investor GP LLC.**	8-K		10.2	January 30, 2014
3.1	Restated By-Laws of Taubman Centers, Inc.	8-K		3.1	December 16, 2009
3.2	Amended and Restated Articles of Incorporation of Taubman Centers, Inc.	8-K		3.1	March 15, 2013
4.1	Amended and Restated Promissory Note A-1, dated December 14, 2005, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company.	8-K		4.1	December 16, 2005
4.2	Amended and Restated Promissory Note A-2, dated December 14, 2005, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company.	8-K		4.2	December 16, 2005
4.3	Amended and Restated Promissory Note A-3, dated December 14, 2005, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company.	8-K		4.3	December 16, 2005
4.4	Amended and Restated Mortgage, Security Agreement and Fixture Filings, dated December 14, 2005 by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company.	8-K		4.4	December 16, 2005
4.5	Amended and Restated Assignment of Leases, dated December 14, 2005, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company.	8-K		4.5	December 16, 2005
4.6	Revolving Credit Agreement, dated as of February 28, 2013, by and among The Taubman Realty Group Limited Partnership and JPMorgan Chase Bank N.A., as Administrative, and the various lenders and agents on the signature pages thereto.	8-K		4.1	March 1, 2013
4.6.1	Amendment No. 1 to Revolving Credit Agreement, dated as of November 12, 2013, by and among The Taubman Realty Group Limited Partnership and JP Morgan Chase Bank N.A., as an Administrative Agent, and the various lenders and agents on the signatures pages thereto.	8-K		4.3	November 13, 2013
4.7	Guaranty, dated as of February 28, 2013, by and among Dolphin Mall Associates LLC, Fairlane Town Center LLC, Twelve Oaks Mall, LLC, and Willow Bend Shopping Center Limited Partnership in favor of JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent for the Lenders under the Revolving Credit Agreement.	8-K		4.2	March 1, 2013
4.8	Term Loan Agreement, dated as of November 12, 2013, by and among The Taubman Realty Group Limited Partnership and JPMorgan Chase Bank N.A., as Administrative Agent, and the various lenders and agents on the signatures pages thereto.	8-K		4.1	November 13, 2013
4.9	Guaranty, dated as of November 12, 2013, by and among Dolphin Mall Associates LLC, Fairlane Town Center LLC, Twelve Oaks Mall, LLC, Willow Bend Shopping Center Limited Partnership, and La Cienega Partners Limited Partnership, in favor of JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent for the Lenders under the Term Loan Agreement.	8-K		4.2	November 13, 2013
4.10	Amended and Restated Mortgage, Security Agreement and Fixture Filing, dated as of November 4, 2011, by Tampa Westshore Associates Limited Partnership, in favor of Metropolitan Life Insurance Company.	8-K		4.1	November 9, 2011

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
4.10.1	Assignment of Leases, dated as of November 4, 2011, by Tampa Westshore Associates Limited Partnership (Assignor), a Delaware limited partnership, in favor of Metropolitan Life Insurance Company.	8-K		4.2	November 9, 2011
4.10.2	Guaranty Agreement, dated as of November 4, 2011, by The Taubman Realty Group Limited Partnership, in favor of Metropolitan Life Insurance Company.	8-K		4.3	November 9, 2011
4.11	Form of certificate evidencing 6.500% Series J Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 Per Share.	8-A12B		4.1	August 13, 2012
4.12	Form of certificate evidencing 6.25% Series K Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 Per Share.	8-A12B		4.1	March 14, 2013
*10.1	The Taubman Realty Group Limited Partnership 1992 Incentive Option Plan, as Amended and Restated Effective as of September 30, 1997.	10-K	December 31, 1997	10(b)
*10.1.1	First Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Option Plan as Amended and Restated Effective as of September 30, 1997.	10-K	December 31, 2001	10(b)
*10.1.2	Second Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated Effective as of September 30, 1997.	10-K	December 31, 2004	10(c)
*10.1.3	Third Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated Effective as of September 30, 1997.	10-K	December 31, 2004	10(d)
*10.1.4	Fourth Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated Effective as of September 30, 1997.	10-Q	March 31, 2007	10(a)
*10.1.5	The Form of The Taubman Realty Group Limited Partnership 1992 Incentive Option Plan Option Agreement.	10-K	December 31, 2004	10(e)
10.2	Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager.	10-K	December 31, 1992	10(f)
10.2.1	First Amendment to the Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager, dated September 30, 1998.	10-K	December 31, 2008	10(au)
10.2.2	Second Amendment to the Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager, dated December 23, 2008.	10-K	December 31, 2008	10(an)
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
		10-K	December 31, 2008	10(o)
*10.6.1	Form of Amended and Restated Change of Control Employment Agreement, dated December 18, 2008 (revised for Code Section 409A compliance).	10-K	December 31, 2008	10(p)
*10.6.2	Amendment to The Taubman Centers, Inc. Change of Control Severance Program, dated December 12, 2008 (revised for Code Section 409A compliance).	10-K	December 31, 2008	10(ar)
10.7	Second Amended and Restated Continuing Offer, dated as of May 16, 2000.	10-Q	June 30, 2000	10(b)
10.8	The Third Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership dated December 12, 2012.	S-3		10.3	December 27, 2012
*10.9	The Taubman Realty Group Limited Partnership and The Taubman Company LLC Election and Option Deferral Agreement, as Amended and Restated Effective as of January 27, 2011.	10-Q	March 31, 2011	10(b)
10.10	Operating Agreement of Taubman Land Associates, a Delaware Limited Liability Company, dated October 20, 2006.	10-K	December 31, 2006	10(ab)
10.10.1	First Amendment to Operating Agreement of Taubman Land Associates, a Delaware Limited Liability Company, dated October 20, 2006.	10-Q	March 31, 2013	10
10.11	Amended and Restated Agreement of Partnership of Sunvalley Associates, a California general partnership.	10-Q/A	June 30, 2002	10(a)
10.11.1	First Amendment to Amended and Restated Agreement of Partnership of Sunvalley Associates, a California general partnership.	10-K	December 31, 2012	10.11.1
*10.12	Summary of Compensation for the Board of Directors of Taubman Centers, Inc., effective January 1, 2013.	10-K	December 31, 2012	10.12.1
*10.13	The Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan.	8-K		10	May 18, 2005
*10.13.1	The Form of The Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan.	8-K		10	May 18, 2005
*10.13.2	First Amendment to the Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan.	10-Q	June 30, 2008	10(c)
*10.13.3	Form of Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan Amendment Agreement (revised for Code Section 409A compliance).	10-K	December 31, 2008	10(ap)
*10.14	Third Amended and Restated Limited Liability Company Agreement of Taubman Properties Asia LLC, a Delaware Limited Liability Company.	10-K	December 31, 2012	10.14
*10.15	The Taubman Company 2008 Omnibus Long-Term Incentive Plan, as amended and restated as of May 21, 2010.	DEF 14		A	March 31, 2010
*10.15.1	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Restricted Share Unit Award Agreement.	8-K		10(a)	March 10, 2009
*10.15.2	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Option Award Agreement.	8-K		10(b)	March 10, 2009
*10.15.3	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Restricted and Performance Share Unit Award Agreement.	8-K		10(c)	March 10, 2009

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
*10.15.4	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Performance Share Unit Award Agreement (Five-Year Vesting).	10-Q	March 31, 2012	10
*10.16	The Form of Fair Competition Agreement, by and between the Company and various officers of the Company.	10-Q	September 30, 2009	10(a)
*10.17	Separation Agreement and Release, dated July 2, 2012, for David Weinert.	10-Q	September 30, 2012	10
10.18	Partnership Interest Purchase Agreement dated as of December 17, 2012 between CSAT, L.P., and Woodland Shopping Center Limited Partnership.	8-K		10	December 20, 2012
*10.19	Employment Agreement between Taubman Asia Management Limited and Rene Tremblay.	10-K	December 31, 2012	10.20
*10.20	Employment Agreement between The Taubman Company LLC and David Joseph.					X
*10.21	Change of Control Employment Agreement, dated April 29, 2013, by and among the Company, Taubman Centers Inc., and David Joseph.					X
12	Statement Re: Computation of Taubman Centers, Inc. Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.					X
21	Subsidiaries of Taubman Centers, Inc.					X
23	Consent of Independent Registered Public Accounting Firm.					X
31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
99.1	Debt Maturity Schedule.					X
99.2	Real Estate and Accumulated Depreciation Schedule of the Unconsolidated Joint Ventures of The Taubman Realty Group Limited Partnership.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
*	A management contract or compensatory plan or arrangement required to be filed.
**
Certain exhibits and schedules to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted exhibits or schedules will be furnished to the Securities and Exchange Commission upon request.

Note: The Company has not filed certain instruments with respect to long-term debt that did not exceed 10% of the Company’s total assets on a consolidated basis. A copy of such instruments will be furnished to the Commission upon request.